Form 10-Q
period 1999-06-30
UNITED THERAPEUTICS CORP
filed 1999-08-16
CIK 1082554

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended      June 30, 1999
                              --------------------------------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                        to
                              ------------------------  ------------------------

                        Commission file number 333-76409
                                               ---------

                         United Therapeutics Corporation
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

              Delaware                                           52-1984749
--------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation                 (I.R.S. Employer
            or Organization)                                 Identification No.)

1110 Spring Street, Silver Spring, MD                                   20910
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)

Registrant's Telephone Number, Including Area Code (301) 608-9292
                                                   -----------------------------


--------------------------------------------------------------------------------
              Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report.

     Indicate by check X whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days     Yes        No X
                                                ---       ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 15,901,967

INDEX

Part I.  FINANCIAL INFORMATION (UNAUDITED)                                               Page

         Item 1.  Financial Statements

                  Consolidated Balance Sheets                                             1

                  Consolidated Statements of Operations                                   2

                  Consolidated Statements of Cash Flows                                   3

                  Notes to Financial Statements                                           4

         Item 2.  Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                            6

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk             12

Part II. OTHER INFORMATION

         Item 2.  Changes in Securities and Use of Proceeds                              13

         Item 4.  Submission of Matters to a Vote of Security Holders                    14

         Item 6.  Exhibits and Reports on Form 8-K                                       14

SIGNATURES                                                                               15

PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                         UNITED THERAPEUTICS CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                        June 30, 1999          December 31,
                                                                        -------------          ------------
                                                                         (Unaudited)           1998
                                                                                               ----
Assets
------
Current assets:
   Cash and cash equivalents                                            $  4,454,995            $  6,779,067
   Investments                                                            53,042,635              10,023,190
   Accounts receivable                                                       164,428                  53,750
   Prepaid expense                                                           106,743                       -
                                                                          ----------             -----------
      Total current assets                                                57,768,801              16,856,007


Property, plant, and equipment, net                                        1,592,289               1,367,508
Certificate of deposit                                                       524,187                 509,506
Other                                                                         37,416                  13,817
                                                                          ----------             -----------
      Total assets                                                      $ 59,922,693            $ 18,746,838
                                                                          ==========             ===========

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
   Accounts payable                                                     $    740,987            $  1,707,103
   Accrued professional fees                                                 157,492                  14,161
   Payroll taxes withheld                                                     17,443                  33,629
   Current portion of note payable                                             8,056                   4,098
                                                                          ----------             -----------
       Total current liabilities                                             923,978               1,758,991

Note payable, excluding current portion                                      712,286                 310,262
Other liabilities                                                             12,337                   1,759
                                                                          ----------             -----------
      Total liabilities                                                    1,648,601               2,071,012
                                                                          ==========             ===========

Stockholders equity:
   Preferred stock, par value $.01, 10,000,000 shares                             -                       -
authorized at June 30, 1999 and December 31, 1998, no
shares issued
   Common stock, par value $.01, 100,000,000 and                             152,270                 101,156
50,000,000 shares authorized at June 30, 1999 and
December 31, 1998, 15,226,967 and 10,115,597 shares
issued and outstanding at June 30, 1999 and December 31,
1998
Additional paid-in capital                                                92,213,632              32,341,370
Accumulated deficit                                                      (34,091,810)            (15,766,700)
                                                                          ----------              ----------
      Total stockholders' equity                                          58,274,092              16,675,826
                                                                          ----------             -----------
      Total liabilities and stockholders' equity                        $ 59,922,693            $ 18,746,838
                                                                          ==========             ===========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         UNITED THERAPEUTICS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                            Three months ended June 30,                 Six months ended June 30,
                                            ---------------------------                 -------------------------
                                            1999                   1998                 1999                1998
                                            ----                   ----                 ----                ----

Grant revenue                          $     53,750          $          -        $    107,500          $          -

Operating expenses:
   Research and development               5,194,949             1,090,536          16,806,407             2,830,219
   General and administrative             1,123,712               627,984           1,971,661             1,200,772
                                          ---------             ---------           ---------             ---------
      Total operating expenses            6,318,661             1,718,520          18,778,068             4,030,991
                                          ---------             ---------           ---------             ---------
      Loss from operations               (6,264,911)           (1,718,520)        (18,670,568)           (4,030,991)

Other income (expense):
   Interest income                          185,089                78,343             363,179               130,069
   Interest expense                          (7,295)               (3,882)            (14,267)               (3,882)
                                          ---------             ---------           ---------             ---------
      Total other income                    177,794                74,461             348,912               126,187
                                          ---------             ---------           ---------             ---------

      Net loss before income tax         (6,087,117)           (1,644,059)        (18,321,656)           (3,904,804)

Income tax                                        -                     -              (3,454)               (2,855)
                                          ---------             ---------          ----------             ---------

      Net loss                         $ (6,087,117)         $ (1,644,059)       $(18,325,110)         $ (3,907,659)
                                          =========             =========          ==========             =========

Net loss per common share -
basic and diluted                      $      (0.53)         $       (.20)       $      (1.69)         $       (.55)
                                          =========             =========          ==========             =========

Weighted average number of
common shares outstanding -
basic and diluted                        11,419,275             8,103,045          10,845,023             7,061,717
                                         ==========             =========          ==========             =========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         UNITED THERAPEUTICS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              Six months ended June 30
                                                                              ------------------------
                                                                              1999                1998
                                                                              ----                ----

Cash flows from operating activities:
Net loss                                                                $ (18,325,110)      $ (3,907,659)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation                                                                48,655             13,228
   Stock issued for exclusive license agreement                             9,000,000                  -
   Stock and options issued in exchange for services                           44,290            103,585
   Amortization of discount on investments                                   (194,489)                 -
Changes in operating assets and liabilities:
   Accounts receivable                                                       (110,678)            (5,661)
   Prepaid expenses                                                          (106,743)                 -
   Other assets                                                               (23,599)            (4,494)
   Accounts payable                                                          (967,965)           (71,325)
   Accrued professional fees                                                  143,331              8,912
   Payroll taxes withheld                                                     (16,186)           (27,360)
                                                                          -----------         ----------
      Net cash used in operating activities                               (10,508,494)        (3,890,774)

Cash flows used in investing activities:
   Purchases of property, plant, and equipment                               (256,807)          (763,173)
   Purchases of investments and certificate of deposit                    (75,012,637)                 -
   Sales and maturities of investments                                     32,173,000                  -
                                                                          -----------         ----------
      Net cash used in investing activities                               (43,096,444)          (763,173)

Cash flows from financing activities:
   Proceeds from issuance of common stock                                  50,879,086          6,621,130
   Payments of principal of note payable                                     (314,018)              (840)
   Proceeds from note payable                                                 720,000            317,130
   Principal payments under capital lease obligations                          (4,202)              (670)
                                                                          -----------         ----------
      Net cash provided by financing activities                            51,280,866          6,936,750

Net increase (decrease) in cash and cash equivalents                       (2,324,072)         2,282,803
Cash and cash equivalents, beginning of period                              6,779,067          5,018,145
                                                                          -----------         ----------
Cash and cash equivalents, end of period                                $   4,454,995       $  7,300,948
                                                                          ===========         ==========

Supplemental schedule of cash flow information -
cash paid for interest                                                  $      14,267       $      4,022
                                                                          ===========         ==========

Noncash investing and financing activities -
equipment acquired under a capital lease                                $      16,629       $          -
                                                                          ===========         ==========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         UNITED THERAPEUTICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)

1.   ORGANIZATION AND BUSINESS DESCRIPTION

          United Therapeutics Corporation (United Therapeutics) was incorporated on June 26, 1996 under the laws of the State of Delaware. United Therapeutics is a pharmaceutical company based in Silver Spring, Maryland and Research Triangle Park, North Carolina, that is focused on clinical development and commercialization of in-licensed compounds for the treatment of life threatening diseases characterized by high chronic care costs. The current focus of United Therapeutics is the development of therapies to treat patients with pulmonary hypertension, a generally fatal disorder of the pulmonary arteries with no adequate long-term therapies, and peripheral vascular disease, a limb-threatening disorder affecting millions of Americans. All of United Therapeutics' products are currently in clinical trial programs.

          United Therapeutics has three wholly owned subsidiaries: Lung Rx, Inc., Unither Pharmaceuticals, Inc., and Unither Telemedicine Services Corporation.

2.   BASIS OF PRESENTATION

          The consolidated financial statements included herein have been prepared, without audit, pursuant to Regulation S-X of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto contained in United Therapeutics' Registration Statement on Form S-1 dated June 17, 1999, as filed with the Securities and Exchange Commission.

          In the opinion of United Therapeutics' management, any adjustments contained in the accompanying unaudited consolidated financial statements are of a normal recurring nature, necessary to present fairly its financial position as of June 30, 1999 and its results of operations for the three and six month periods ended June 30, 1999 and 1998 and cash flows for the six month periods ended June 30, 1999 and 1998. Interim results are not necessarily indicative of results for an entire year.

3.   INVESTMENTS

          Investments at June 30, 1999 consist of marketable debt securities that have remaining maturities of six months or less.

4.   REFINANCING OF NOTE PAYABLE

          In June 1999, United Therapeutics refinanced its note payable. The outstanding principal totalled approximately $315,000 and was paid in full from the proceeds of a new note payable. The new note payable was issued for $720,000 and is payable in monthly installments. This 30-year adjustable rate note had an interest rate of 6.25 percent in effect at June 30, 1999 and is secured by the building and property owned by United Therapeutics located at 1110 Spring Street in Silver Spring, Maryland.

5.   STOCKHOLDERS' EQUITY

          During the six month period ended June 30, 1999, the following events and transactions impacted stockholders' equity:

               (a) Private Placements of Common Stock
                   ----------------------------------
          During the first quarter of 1999, United Therapeutics sold 111,370 shares of common stock at a price of $18.00 per share through private placements. Total proceeds from these private placements, net of offering expenses, approximated $2.0 million.

               (b) Issuance of Common Stock for License
                   ------------------------------------
          In March 1999, United Therapeutics issued 500,000 shares of common stock in exchange for an exclusive license agreement. The stock was valued at $9.0 million ($18.00 per share) based on recent sales at $18.00 per share. The total of $9.0 million was expensed as research and development in the first quarter of 1999.

               (c) Reverse Stock Split
                   -------------------
          In April 1999, United Therapeutics' Board of Directors approved a one-for-three reverse stock split of its outstanding common stock. Shareholders of United Therapeutics subsequently approved the reverse split that was effected on June 11, 1999, prior to the public offering. Fractional shares were not issued and no consideration was given for fractional shares. Authorized shares and the par values of common and preferred stock were not affected by the reverse stock split, although at the same time United Therapeutics increased the total number of authorized shares of common stock to 100,000,000. All share and per share amounts in the accompanying financial statements have been retroactively adjusted to reflect the reverse stock split for all periods presented.

               (d) Initial Public Offering
                   -----------------------
          On June 17, 1999, United Therapeutics' initial public offering, which involved the sale of 4,500,000 shares of common stock at $12.00 per share, was declared effective by the SEC. United Therapeutics closed the initial public offering on June 22, 1999 and received net proceeds, after deducting underwriting commissions and offering expenses, of approximately $48.9 million.

6.   SUBSEQUENT EVENTS

          On July 13, 1999, the underwriters exercised their over-allotment option to purchase 675,000 shares of United Therapeutics' common stock at the initial public offering price of $12.00 per share. The net proceeds to United Therapeutics of the over-allotment option exercise, after underwriting commissions and offering expenses, were approximately $7.5 million.

          On July 22, 1999, Unither Telemedicine Services Corporation (UTSC) entered into an agreement to form AboveCable.com, Inc., a Delaware corporation, to provide Internet access via cable television portals worldwide. UTSC will receive 20 percent of the initial outstanding common stock in AboveCable.com, Inc. and the exclusive rights to offer telemedicine and electronic health services at the portal level. United Therapeutics has agreed to provide the services of its Chief Executive Officer as Vice Chair and a director of the new company. The agreement does not require UTSC to contribute cash or other capital. WorldSpace Corporation purchased a 50 percent shareholding in the new company. The Chairman and CEO of WorldSpace is a major shareholder and Board member of United Therapeutics.

          In August 1999, United Therapeutics agreed to purchase a building in Silver Spring, Maryland for $1.5 million for an expansion of its headquarters. The closing is scheduled for August 27, 1999. The majority of the purchase price is expected to be financed with a 30-year adjustable rate note from a bank.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the financial statements and related notes appearing in the United Therapeutics' Registration Statement dated June 17, 1999. The following discussion contains forward-looking statements concerning the financing of the expansion of United Therapeutics' headquarters, the cash needed for current research and development contract obligations through the end of 1999, the adequacy of United Therapeutics' resources to fund operations through 2002 and the anticipated success and costs of United Therapeutics efforts to become Year 2000 compliant. These forward-looking statements reflect the plans and estimated beliefs of management. Actual results could differ materially from those anticipated in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and the ability of United Therapeutics to obtain the bank financing for the building, the accuracy of the company's assumptions concerning its contract research needs and unexpected developments in the company's Year 2000 efforts.


OVERVIEW

     United Therapeutics develops pharmaceuticals to treat vascular diseases including pulmonary hypertension and peripheral vascular disease, as well as selected other chronic conditions. United Therapeutics commenced operations in June 1996 and, since its inception, has devoted substantially all of its resources to its research and development programs. United

Therapeutics has generated no product revenues and has funded its operations primarily from the proceeds of private placements of its equity securities. United Therapeutics operates with a minimal number of employees and has contracted with qualified third parties for substantially all pharmaceutical development activities, including drug manufacturing and certain key aspects of clinical trials.

     United Therapeutics has incurred net losses each year since inception and had an accumulated deficit of $34.1 million at June 30, 1999. United Therapeutics expects to continue to incur net losses and cannot provide assurances that, in the future, it will have product sales or become profitable.

     United Therapeutics has contracted with various companies and research organizations to coordinate and perform clinical trials and to provide other activities related to the development of its lead product, UT-15, and other products. It is anticipated that $8.0 million in cash will be used for the remainder of 1999 under these agreements. These expenses will be funded from existing working capital.

FINANCIAL POSITION

     On June 17, 1999, United Therapeutics completed an initial public offering of 4.5 million shares of common stock at $12.00 per share. The offering closed on June 22, 1999 and United Therapeutics received net proceeds, after deducting underwriting commissions and offering expenses, of approximately $48.9 million.

     Investments in marketable debt securities at June 30, 1999 were $53.0 million as compared to $10.0 million at December 31, 1998. The increase of approximately $43.0 million is due to receipt of the net proceeds from the initial public offering, less amounts used for operations during the six months ended June 30, 1999.

     Accounts payable at June 30, 1999 were $741,000 as compared to $1.7 million at December 31, 1998. This decrease in accounts payable is due to payments made to vendors in June 1999. The note payable as of June 30, 1999 totalled $720,000 as compared to $314,000 as of December 31, 1998. A new mortgage note payable was issued in June 1999 for $720,000, the proceeds from which were used to pay off the original note payable. The new mortgage note is secured by the building and property owned by United Therapeutics located at 1110 Spring Street in Silver Spring, Maryland.

     Common stock and additional paid-in capital at June 30, 1999 increased as compared to amounts at December 31, 1998. This increase of approximately $59.9 million was due to the net proceeds of the initial public offering of $48.9 million, sales of common stock through private placements prior to commencement of the initial public offering totaling $2.0 million, and stock issued in exchange for an exclusive license agreement totaling $9.0 million.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 AND 1998

     Revenue for the three months ended June 30, 1999 was approximately $54,000 as compared to none for the corresponding period in 1998. This revenue was earned under an "orphan drug" grant awarded by the FDA related to United Therapeutics' development of UT-15 for the treatment of primary pulmonary hypertension. The FDA may designate a product as an "orphan drug" if the drug is one intended to treat a rare disease or condition and has done so with respect to UT-15.

     Research and development expenses consist primarily of costs to acquire pharmaceutical products for development and amounts paid to contract research organizations, hospitals and laboratories for the provision of services and materials for drug development and clinical trials. Research and development expenses were $5.2 million for the three months ended June 30, 1999, as compared to $1.1 million for the three months ended June 30, 1998. Approximately $3.9 million of the increase in research and development expenses is related to increased levels of patient enrollment in United Therapeutics' Phase III clinical trials of UT-15. Additionally, approximately $225,000 of the increase is related to the development of technology-based products by Unither Telemedicine Services Corporation.

     General and administrative expenses consist primarily of personnel salaries, office expenses and professional fees. General and administrative expenses were $1.1 million for the three months ended June 30, 1999, as compared to $628,000 for the three months ended June 30, 1998. This increase was due primarily to increased staffing to support expanded operations.

     Interest income for the three months ended June 30, 1999 was $185,000, as compared to $78,000 for the three months ended June 30, 1998. This increase was attributable to an increase in the amount of cash available for investing resulting from sales of common stock totaling approximately $20.5 million during the last three quarters of 1998, $2.0 million during the first quarter of 1999, and $48.9 million during the second quarter of 1999, less amounts used for operations during these periods.

SIX MONTHS ENDED JUNE 30, 1999 AND 1998

     Revenue for the six months ended June 30, 1999 was approximately $108,000, as compared to none for the corresponding period in 1998. This revenue was earned under the "orphan drug" grant awarded by the FDA related to United Therapeutics' development of UT-15 for the treatment of primary pulmonary hypertension.

     Research and development expenses consist primarily of costs to acquire pharmaceutical products for development and amounts paid to contract research organizations, hospitals and laboratories for the provision of services and materials for drug development and clinical trials. Research and development expenses were $16.8 million for the six months ended June 30, 1999, as compared to $2.8 million for the six months ended June 30, 1998. Approximately $4.9 million of the increase in research and development expenses is related to increased levels of patient enrollment in United Therapeutics' Phase III clinical trials of UT-15. Additionally, $9.1 million of the increase is related to the payment of an up-front licensing fee consisting of common stock valued at $9.0 million and $100,000 in cash to obtain the exclusive rights to develop beraprost, an oral form of prostacyclin, to treat peripheral vascular disease in the United States and Canada.

     General and administrative expenses consist primarily of personnel salaries, office expenses and professional fees. General and administrative expenses were $2.0 million for the six months ended June 30, 1999, as compared to $1.2 million for the six months ended June 30, 1998. This increase was due primarily to increased staffing and related expenses to support expanded operations.

     Interest income for the six months ended June 30, 1999 was $363,000, as compared to $130,000 for the six months ended June 30, 1998. This increase was attributable to an increase in the amount of cash available for investing resulting from sales of common stock totaling approximately $20.5 million during the last three quarters of 1998, $2.0 million during the first quarter of 1999, and $48.9 million during the second quarter of 1999, less amounts used for operations during these periods.

LIQUIDITY AND CAPITAL RESOURCES

     Until June 1999, United Therapeutics financed its operations principally through various private placements of common stock. On June 17, 1999, United Therapeutics completed an initial public offering of 4.5 million shares of common stock at $12.00 per share. Net proceeds to United Therapeutics, after deducting underwriting commissions and offering expenses, were approximately $48.9 million.

     United Therapeutics' working capital at June 30, 1999 was $56.8 million, as compared with $15.1 million at December 31, 1998. Current liabilities at June 30, 1999 were approximately $924,000, as compared with $1.8 million at December 31, 1998. United Therapeutics' debt at June 30, 1999 was approximately $720,000, as compared with $314,000 at December 31, 1998, and consisted of a note secured by the building and property owned by United Therapeutics located at 1110 Spring Street in Silver Spring, Maryland and due in monthly installments over 30 years.

     In August 1999, United Therapeutics agreed to purchase a building in Silver Spring, Maryland for $1.5 million for an expansion of its headquarters. The closing is scheduled for August 27, 1999. The majority of the purchase price is expected to be financed with a 30-year adjustable rate note from a bank.

     Net cash used in operating activities was approximately $10.5 million and $3.9 million for the six months ended June 30, 1999 and 1998, respectively. The increase resulted from the expansion of United Therapeutics' operations, particularly with respect to increased costs for the UT-15 trials. For the six months ended June 30, 1999 and 1998, United Therapeutics invested approximately $257,000 and $763,000, respectively, in cash for property, plant, and equipment.

Net cash provided by financing activities was approximately $51.3 million and $6.9 million for the six months ended June 30, 1999 and 1998. Cash flows from financing activities for the six months ended June 30, 1999 were derived from the initial public offering in June and private equity financings in the first quarter. Cash flows from financing activities for the six months ended June 30, 1998 were derived from private equity financings during the period.

     United Therapeutics has contracted with various companies and research organizations to coordinate and perform clinical trials and to provide other activities related to the development of UT-15 and other products. It is anticipated that $8.0 million in cash will be used for the remainder of 1999 under these agreements. These expenses will be funded from existing working capital. United Therapeutics does not expect to make any milestone or royalty payments during 1999.

     United Therapeutics expects that existing capital resources will be adequate to fund its operations through 2002. United Therapeutics' future capital requirements and the adequacy of its available funds will depend on many factors, including:

  - Regulatory approval of UT-15 and beraprost;
  - Size and scope of its development efforts for additional products;
  - Cost, timing and outcomes of regulatory reviews;
  - Rate of technological advances;
  - Determinations as to the commercial potential of United Therapeutics' products under development;
  - Status of competitive products;
  - Defending and enforcing intellectual property rights;
  - Establishment, continuation or termination of third-party manufacturing arrangements;
  - Development of sales and marketing resources or the establishment, continuation or termination of third-party manufacturing arrangements;
  - Development of sales and marketing resources or the establishment, continuation or termination of third-party sales and marketing arrangements;
  - Establishment of additional strategic or licensing arrangements with other companies; and
  - Availability of other financing opportunities.

     As of December 31, 1998, United Therapeutics had available approximately $10.0 million in net operating loss carryforwards and $3.6 million in business tax credit carryforwards for federal income tax purposes which expire at various dates through 2018. As of June 30, 1999, United Therapeutics had available approximately $26.3 million in net operating loss carryforwards and $6.8 million in business tax credit carryforwards. As a result of past financings and the initial public offering, United Therapeutics has not experienced ownership changes as defined by rules enacted with the Tax Reform Act of 1986 that would limit United Therapeutics' ability to use its net operating loss and tax credit carryforwards.

YEAR 2000

     United Therapeutics uses a number of computer software programs and operating systems in its internal operations, including applications used in financial business systems and various administrative functions. To the extent that these software applications, and the software applications of United Therapeutics' vendors, suppliers, financial institutions and service providers, contain source code that is unable to appropriately interpret the upcoming calendar year 2000, some level of modification or even possibly replacement of such source code or applications will be necessary.

     United Therapeutics has identified the software applications that are not Year 2000 compliant. United Therapeutics anticipates its Year 2000 remediation efforts will be completed in the third quarter of 1999 and expects to incur expenses of up to $100,000 to complete its remediation efforts.

     United Therapeutics has contacted all of its major vendors, suppliers, financial institutions and service providers to ensure they are Year 2000 compliant. Key third party vendors have been asked to certify in writing that their software or systems are Year 2000 compliant. United Therapeutics has confirmed with MiniMed that the microinfusion devices used to deliver its key drug, UT-15, to patients have been tested and are Year 2000 compliant.

     United Therapeutics believes its worst case scenario relating to Year 2000 risks includes a power interruption and a lack of pharmaceutical products to support clinical trials. United Therapeutics is implementing a contingency plan to cover this situation by building up inventories of its drug products to sustain its studies for 12 months and has purchased a generator to deal with power failures.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." United Therapeutics is required to adopt SFAS No. 133, as amended, for fiscal quarters beginning after June 15, 2000. SFAS No. 133 established methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because United Therapeutics holds no derivative financial instruments and does not engage in hedging activities, adoption of SFAS No. 133 is not expected to have a material impact on United Therapeutics' financial condition or results of operations.

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position, or "SOP," 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires that entities capitalize certain costs related to internal-use software once certain criteria have been met. United Therapeutics is required to implement SOP 98-1 for the year ending December 31, 1999. Adoption of SOP 98-1 is not expected to have a material impact on United Therapeutics' financial condition or results of operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         None.

Part II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

     (a) On June 11, 1999, prior to the public offering, United Therapeutics effected a one-for-three reverse stock split of its common stock. Fractional shares were not issued and no consideration was given for fractional shares. Authorized shares and the par values of common and preferred stock were not affected by the reverse stock split.

     (d) United Therapeutics registered 4,500,000 shares of its common stock, par value $.01 per share, and an additional 675,000 shares of its common stock for sale to the underwriters exclusively to cover over-allotments, on Registration Statement on Form S-1, Commission File No. 333-76409. Deutsche Banc Alex. Brown acted as lead manager of the underwriting. A.G. Edwards & Sons, Inc. and Vector Securities International, Inc. acted as co-managers. The Securities and Exchange Commission declared United Therapeutics' registration statement effective on June 17, 1999.

     United Therapeutics closed the sale of 4,500,000 shares on June 22, 1999. On July 13, 1999, the underwriters exercised their option to purchase the over-allotment shares and on July 16, 1999 United Therapeutics closed the sale of the 675,000 over-allotment shares. The aggregate price of the offering amount registered, including the over-allotment shares, was $86,250,000 and the aggregate offering price of the amount sold, including the over-allotment shares, was $62,100,000. The offering is now terminated.

     From June 17, 1999 to June 30, 1999, the amount of expenses incurred by United Therapeutics due to underwriting discounts and commissions, finders' fees and expenses paid to or for underwriters for the sale of the 4,500,000 shares was $3,780,000 and a reasonable estimate of other expenses incurred by United Therapeutics is $20,300. Of the $20,300 in other expenses incurred, approximately $1,800 was paid to Mahon Patusky Rothblatt & Fisher, Chartered, a law firm for which the Chief Executive Officer of United Therapeutics serves as Of Counsel. The net proceeds to United Therapeutics from the offering of the 4,500,000 shares, after deducting the total expenses described above and expenses incurred prior to the effectiveness of the registration statement, was approximately $48.9 million.

     On July 13, 1999, the underwriters exercised their option to purchase the 675,000 over-allotment shares. The amount of expenses incurred by United Therapeutics due to underwriting discounts and commissions, finders' fees and expenses paid to or for underwriters for the over-allotment shares was $567,000 and a reasonable estimate of other expenses incurred by United Therapeutics is $7,500. The net proceeds to United Therapeutics from the sale of the 675,000 over-allotment shares, after deducting the total expenses described above, was approximately $7,525,000.

     From June 17, 1999 to June 30, 1999, United Therapeutics temporarily invested all the proceeds from the offering of the 4,500,000 shares in marketable debt securities.

United Therapeutics temporarily invested approximately $6.5 million of the proceeds from the sale of the 675,000 over-allotment shares in marketable debt securities and approximately $1.0 million of the proceeds in money market funds.

Item 4. Submission of Matters to a Vote of Security Holders

     On April 8, 1999, pursuant to Section 228 of the Delaware General Corporation Law, shareholders who beneficially owned approximately 53% of the then outstanding common stock took action by written consent in lieu of a meeting. The shareholders, contingent upon the consummation of the initial public offering, approved and adopted United Therapeutics' Amended and Restated Certificate of Incorporation, which among other things effectuated a one-for-three reverse split of its common stock and increased the authorized capital to 100,000,000 shares of common stock. Pursuant to the same written consent, the shareholders approved and adopted the United Therapeutics Amended and Restated Equity Incentive Plan.

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

        3.1      Amended and Restated Certificate of Incorporation of the
                 Registrant (incorporated by reference to Exhibit 3.1 of
                 Registration Statement on Form S-1, File No. 333-76409).
        3.2      Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 of Registration Statement on Form S-1,
                 File No. 333-76409).
        27       Financial Data Schedule

        (b)      Reports on Form 8-K

                 None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        UNITED THERAPEUTICS CORPORATION

Date:  August 16, 1999                  /s/ Martine A. Rothblatt
                                        ----------------------------------------
                                        By: Martine A. Rothblatt
                                        Title:  Chief Executive Officer



                                        /s/ Gilles Cloutier
                                        ----------------------------------------
                                        By: Gilles Cloutier, Ph.D.
                                        Title:  Chief Financial Officer