Form 10-Q
period 1999-09-30
UNITED THERAPEUTICS CORP
filed 1999-11-15
CIK 1082554

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

            (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended       September 30, 1999
                              ----------------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________________to __________________

                        Commission file number 333-76409
                                               ---------

                         United Therapeutics Corporation
                         -------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                               Delaware                                                           52-1984749
----------------------------------------------------------------------------------------------------------------------------------
    (State or Other Jurisdiction of Incorporation or Organization)                         (I.R.S. Employer Identification No.)


                1110 Spring Street, Silver Spring, MD                                               20910
----------------------------------------------------------------------------------------------------------------------------------
              (Address of Principal Executive
                          Offices)                                                                (Zip Code)

Registrant's Telephone Number, Including Area Code (301) 608-9292
                                                   --------------

--------------------------------------------------------------------------------
               Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report.

Indicate by check X whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days  Yes    X          No
                                       ------          -------

The number of shares outstanding of the issuer's common stock, par value $.01 per share, as of November 12, 1999 was 16,003,218.

INDEX

PART I.  FINANCIAL INFORMATION (UNAUDITED)                                                   PAGE

      Item 1.  Financial Statements

                            Consolidated Balance Sheets                                         1

                            Consolidated Statements of Operations                               2

                            Consolidated Statements of Cash Flows                               3

                            Notes to Financial Statements                                       4

      Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                         7

      Item 3.  Quantitative and Qualitative Disclosures About
                   Market Risk                                                                 11

PART II. OTHER INFORMATION

      Item 2.  Changes in Securities and Use of Proceeds                                       12

      Item 6.  Exhibits and Reports on Form 8-K                                                12

SIGNATURES                                                                                     14

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                         UNITED THERAPEUTICS CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                           SEPTEMBER 30,          DECEMBER 31,
                                                                           -------------          ------------
                                                                               1999                  1998
                                                                               ----                  ----
                                                                           (UNAUDITED)
                                                                         -----------------   -----------------
 Assets
 Current assets:
    Cash and cash equivalents                                            $       5,785,746   $       6,779,067
    Investments                                                                 53,863,750          10,023,190
    Accounts receivable                                                             12,048              53,750
    Prepaid expense                                                                103,246                   -
                                                                         -----------------   -----------------
       Total current assets                                                     59,764,790          16,856,007


 Property, plant, and equipment, net                                             3,156,940           1,367,508
 Certificate of deposit                                                            531,810             509,506
 Other                                                                              75,547              13,817
                                                                         -----------------   -----------------
       Total assets                                                      $      63,529,087   $      18,746,838
                                                                         =================   =================

 Liabilities and Stockholders' Equity
 Current liabilities:
    Accounts payable                                                     $       2,162,640   $       1,707,103
    Accrued professional fees                                                       94,067              14,161
    Payroll taxes withheld                                                          20,058              33,629
    Current portion of notes payable                                                21,206               4,098
                                                                         -----------------   -----------------
        Total current liabilities                                                2,297,971           1,758,991

 Note payable, excluding current portion                                         1,775,424             310,262
 Other liabilities                                                                  28,078               1,759
                                                                         -----------------   -----------------
       Total liabilities                                                         4,101,473           2,071,012

 Stockholders equity:
    Preferred stock, par value $.01, 10,000,000 shares                                   -                   -
 authorized at September 30, 1999 and December 31, 1998, no
 shares issued
    Common stock, par value $.01, 100,000,000 and                                  159,020             101,156
 50,000,000 shares authorized at September 30,
 1999 and December 31, 1998, 15,901,967 and
 10,115,597 shares issued and outstanding at
 September 30, 1999 and December 31, 1998
 Additional paid-in capital                                                     99,720,381          32,341,370
 Accumulated deficit                                                           (40,451,787)        (15,766,700)
                                                                         -----------------   -----------------
       Total stockholders' equity                                               59,427,614          16,675,826
                                                                         -----------------   -----------------
       Total liabilities and stockholders' equity                        $      63,529,087   $      18,746,838
                                                                         =================   =================

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         UNITED THERAPEUTICS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                        THREE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                                       ---------------------------------       --------------------------------
                                            1999                1998                1999                1998
                                       ------------        ------------        ------------        ------------
Grant revenue                          $     53,750     $             -        $    161,250     $             -

Operating expenses:
   Research and development               5,977,408           4,178,356          22,783,815           7,008,575
   General and administrative             1,232,747             595,169           3,204,408           1,795,941
                                       ------------        ------------        ------------        ------------
      Total operating expenses            7,210,155           4,773,525          25,988,223           8,804,516
                                       ------------        ------------        ------------        ------------
      Loss from operations               (7,156,405)         (4,773,525)        (25,826,973)         (8,804,516)

Other income (expense):
   Interest income                          791,207             173,719           1,154,386             303,788
   Interest expense                         (12,674)             (4,333)            (26,941)             (8,215)
   Rental income                             11,548                   -              11,548                   -
   Rental expense                            (5,193)                  -              (5,193)                  -
   Other                                     11,540                   -              11,540                   -
                                       ------------        ------------        ------------        ------------
      Total other income                    796,428             169,386           1,145,340             295,573
                                       ------------        ------------        ------------        ------------

      Net loss before income tax         (6,359,977)         (4,604,139)        (24,681,633)         (8,508,943)

Income tax                                        -                   -              (3,454)             (2,855)
                                       ------------        ------------        ------------        ------------

      Net loss                         $ (6,359,977)       $ (4,604,139)       $(24,685,087)       $ (8,511,798)
                                       ============        ============        ============        ============

Net loss per common share -
basic and diluted                      $       (.40)       $       (.50)       $      (1.97)       $      (1.10)
                                       ============        ============        ============        ============

Weighted average number of
common shares outstanding -
basic and diluted                        15,791,913           9,165,309          12,512,107           7,770,620
                                       ============        ============        ============        ============

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         UNITED THERAPEUTICS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        NINE MONTHS ENDED SEPTEMBER 30
                                                                      ----------------------------------
                                                                          1999                 1998
                                                                      -------------        -------------
Cash flows from operating activities:
Net loss                                                              $ (24,685,087)       $  (8,511,798)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation                                                              86,740               24,930
   Loss on disposals of equipment                                             9,319
   Stock issued for exclusive license agreement                           9,000,000            1,500,000
   Stock and options issued in exchange for services                         57,830              108,085
   Amortization of discount on investments                                 (918,420)                   -
Changes in operating assets and liabilities:
   Accounts receivable                                                       41,702                    -
   Prepaid expenses                                                        (103,246)                   -
   Employee advances                                                              -              (42,000)
   Other assets                                                             (61,730)             (10,250)
   Accounts payable                                                         453,580              715,661
   Accrued professional fees                                                 79,906              (33,945)
   Payroll taxes withheld                                                   (13,571)             (27,913)
   Other liabilities                                                         16,662                    -
                                                                      -------------        -------------
      Net cash used in operating activities                             (16,036,315)          (6,277,230)

Cash flows used in investing activities:
   Purchases of property, plant, and equipment                           (1,868,862)          (1,179,712)
   Purchases of investments and certificate of deposit                 (100,818,444)            (502,202)
   Sales and maturities of investments                                   57,874,000                    -
                                                                      -------------        -------------
      Net cash used in investing activities                             (44,813,306)          (1,681,914)

Cash flows from financing activities:
   Proceeds from issuance of common stock                                58,379,045           17,090,572
   Payments of principal of note payable                                   (315,730)              (1,691)
   Proceeds from note payable                                             1,798,000              317,130
   Principal payments under capital lease obligations                        (5,015)              (1,020)
                                                                      -------------        -------------
      Net cash provided by financing activities                          59,856,300           17,404,991

Net increase (decrease) in cash and cash equivalents                       (993,321)           9,445,847
Cash and cash equivalents, beginning of period                            6,779,067            5,018,145
                                                                      -------------        -------------
Cash and cash equivalents, end of period                              $   5,785,746        $  14,463,992
                                                                      =============        =============

Supplemental schedule of cash flow information -
       cash paid for interest                                         $      26,942        $       8,215
                                                                      =============        =============

Noncash investing and financing activities -
       equipment acquired under a capital lease                       $      16,629        $           -
                                                                      =============        =============

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         UNITED THERAPEUTICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

1.    ORGANIZATION AND BUSINESS DESCRIPTION

      United Therapeutics Corporation (United Therapeutics) was incorporated on June 26, 1996 under the laws of the State of Delaware. United Therapeutics is a pharmaceutical company based in Silver Spring, Maryland and Research Triangle Park, North Carolina, that is focused on clinical development and commercialization of in-licensed compounds for the treatment of life threatening diseases characterized by high chronic care costs. The current focus of United Therapeutics is the development of therapies to treat patients with pulmonary hypertension, a generally fatal disorder of the pulmonary arteries, and peripheral vascular disease, a limb-threatening disorder affecting millions of Americans. All of United Therapeutics' products are currently in clinical trial programs.

      United Therapeutics has four wholly owned subsidiaries: Lung Rx, Inc., Unither Pharmaceuticals, Inc., Unither Telemedicine Services Corporation and SynQuest Inc.

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

      In the opinion of United Therapeutics' management, any adjustments contained in the accompanying unaudited consolidated financial statements are of a normal recurring nature, necessary to present fairly its financial position as of September 30, 1999 and its results of operations for the three and nine month periods ended September 30, 1999 and 1998 and cash flows for the nine month periods ended September 30, 1999 and 1998. Interim results are not necessarily indicative of results for an entire year.

3.    INVESTMENTS

      Investments at September 30, 1999 consist of marketable debt securities that have remaining maturities of six months or less.

4.    NOTES PAYABLE

      In June 1999, United Therapeutics refinanced its note payable. The outstanding principal totaled approximately $315,000 and was paid in full from the proceeds of a new mortgage note payable. The new mortgage note payable was issued for $720,000 and is payable in monthly installments. This 30-year adjustable rate note had an interest rate of 6.25 percent in effect at September 30, 1999 and is secured by the building and property owned by United Therapeutics located at 1110 Spring Street in Silver Spring, Maryland.

      In September 1999, United Therapeutics purchased a building adjacent to 1110 Spring Street in Silver Spring, Maryland. The total cost of the building was approximately $1,544,000. United Therapeutics issued a mortgage note payable to finance this purchase. The mortgage note payable was issued for $1,078,000 and is payable in monthly installments. This 30-year adjustable rate note had an interest rate of 5.75 percent in effect at September 30, 1999 and is secured by a certificate of deposit and the building and property owned by United Therapeutics located at 1106 Spring Street in Silver Spring, Maryland.

5.    STOCKHOLDERS' EQUITY

      During the nine month period ended September 30, 1999, the following events and transactions impacted stockholders' equity:

      (a) Private Placements of Common Stock
      During the first quarter of 1999, United Therapeutics sold 111,370 shares of common stock at a price of $18.00 per share through private placements. Total proceeds from these private placements, net of offering expenses, approximated $2.0 million.

      (b) Issuance of Common Stock for License
      In March 1999, United Therapeutics issued 500,000 shares of common stock in exchange for an exclusive license agreement. The stock was valued at $9.0 million ($18.00 per share) based on recent sales at $18.00 per share. The total of $9.0 million was expensed as research and development in the first quarter of 1999.

      (c) Reverse Stock Split
      In April 1999, United Therapeutics' Board of Directors approved a one-for-three reverse stock split of its outstanding common stock. Shareholders of United Therapeutics subsequently approved the reverse split and it was effected on June 11, 1999, prior to the public offering. Fractional shares were not issued and no consideration was given for fractional shares. Authorized shares and the par values of common and preferred stock were not affected by the reverse stock split, although at the same time United Therapeutics increased the total number of authorized shares of common stock to 100,000,000. All share and per share amounts in these notes, the accompanying financial statements and otherwise in this report on Form 10-Q have been retroactively adjusted to reflect the reverse stock split for all periods presented.

      (d) Initial Public Offering
      On June 17, 1999, United Therapeutics' initial public offering, which involved the sale of 4,500,000 shares of common stock at $12.00 per share, was declared effective by the SEC. United Therapeutics closed the initial public offering on June 22, 1999 and received net proceeds, after deducting underwriting commissions and offering expenses, of approximately $48.9 million.

      (e) Underwriters' Exercise of Option on Over-allotment Shares
      On July 16, 1999, United Therapeutics' closed on the sale of 675,000 over-allotment shares of common stock to its underwriters. The underwriters' over-allotment option was exercised at the initial public offering price of $12.00 per share. The net proceeds, after deducting underwriting commissions and offering expenses, were approximately $7.5 million.

6.    EQUITY INVESTMENTS

      (a) AboveCable.com, Inc.
      In July 1999, Unither Telemedicine Services Corporation (UTSC) entered into an agreement to form AboveCable.com, Inc., a Delaware corporation, to provide Internet access via cable television portals worldwide. UTSC received 20 percent of the initial outstanding common stock of AboveCable.com, Inc. and the exclusive rights to offer telemedicine and electronic health services at the portal level. United Therapeutics has agreed to provide the services of its Chief Executive Officer as Vice Chair and a director of the new company. The agreement does not require UTSC to contribute cash or other capital. WorldSpace Corporation purchased a 50 percent common stock shareholding in the new company. The Chairman and CEO of WorldSpace is a major shareholder and Board member of United Therapeutics. At September 30, 1999, UTSC's 20 percent investment in AboveCable.com, Inc. was reported at zero, and UTSC's equity in the underlying net assets was approximately $380,000.

      (b) Quantum Medical Corporation
      In August 1999, Unither Telemedicine Services Corporation (UTSC) entered into an agreement to form Quantum Medical Corporation, a Delaware corporation, to develop and commercialize infrared wound healing technology. UTSC received approximately 35 percent of the initial outstanding common stock of Quantum Medical Corporation. United Therapeutics has agreed to provide the services of its Chief Executive Officer as Co-Chairman of the new company. The agreement does not require UTSC to contribute cash or other capital. From the date of the agreement until September 30, 1999, UTSC provided office space and administrative services pursuant to a lease with Quantum Medical Corporation for $3,000 per month, which lease terminated on November 1, 1999. At September 30, 1999, accounts receivable in the accompanying consolidated balance sheet includes $3,000 due from Quantum Medical Corporation. At September 30, 1999, UTSC's 35 percent investment in Quantum Medical Corporation was reported at zero and UTSC's equity in the underlying net assets was approximately $100,000. A member of United Therapeutics' Scientific Advisory Board received approximately 6 percent of the initial outstanding common stock in the new company in exchange for his willingness to serve as CEO of Quantum Medical Corporation.

7.    COMMITMENTS

      (a) Leases
      In September 1999, United Therapeutics purchased a building and property located at 1106 Spring Street in Silver Spring, Maryland. The building was fully leased to tenants at the time of the purchase. These leases are expected to continue in operation until their expiration, which will be at various dates through 2002. Additionally, a subsidiary of United Therapeutics subleased a portion of its office space to Quantum Medical Corporation (see note 6). The minimum annual rents due from tenants are approximately as follows:

  Years ending December 31:
         2000                                                $  184,000
         2001                                                   130,000
         2002                                                    31,000
         2003                                                     8,000


      (b) Employees' Retirement Plan
      Effective January 1, 1999, United Therapeutics adopted the United Therapeutics Corporation Employees' Retirement Plan (the Plan), a salary reduction profit sharing plan. Employees employed on July 15, 1999 are eligible to participate in the Plan. The Plan provides for annual discretionary employer contributions. Employees may also contribute to the Plan at their discretion. For the nine month period ended September 30, 1999, no employer contributions were made to the Plan.

8.    LICENSE AGREEMENT

      In September 1999, United Therapeutics entered into an agreement with Shearwater Polymers, Inc. to obtain an exclusive right to Shearwater's know-how for the design, development, production, and use of pegylation technology to develop and produce sustained release prostacyclin molecules for the possible treatment of pulmonary hypertension, peripheral vascular disease, stroke, heart disease, cancer, and related diseases worldwide. In exchange, United Therapeutics paid Shearwater $100,000 in cash and agreed to pay Shearwater milestone payments of up to $2,900,000. Milestone payments will come due upon the achievement of certain product development goals set forth in the agreement and are expected to be paid over a period of approximately six years. United Therapeutics also agreed to pay royalties ranging from 2 to 4 percent of net sales from developed products. Minimum annual royalties of $1,000,000 are required commencing with the thirteenth month following government approval of a developed product. License fees expensed as research and development for the quarter ended September 30, 1999 were $100,000.

9.    SUBSEQUENT EVENTS

      SynQuest, Inc.
      On October 7, 1999, United Therapeutics acquired all the outstanding stock of SynQuest, Inc. (SynQuest), an Illinois corporation engaged in the synthesis and manufacture of complex molecules. SynQuest manufactures UT-15, United Therapeutics' lead compound. The total cost of this acquisition was approximately $3.3 million, including transaction costs. Cash of $200,000 and United Therapeutics' common stock valued at $3.0 million was paid to the sellers as consideration. A holdback equivalent to $500,000 of United Therapeutics' common stock, which will be reduced to $200,000 of United Therapeutics' common stock on October 7, 2000, is being held in escrow for unknown liabilities and will be paid to the sellers over four years, subject to certain conditions.

      Goodwill and other intangibles resulting from the acquisition are expected to be approximately $2.6 million and will be amortized in a straight line manner over periods ranging up to five years. The acquisition will be accounted for as a purchase. Beginning on October 7, 1999, SynQuest's operations will be included in United Therapeutics' consolidated financial statements.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the financial statements and related notes appearing in the United Therapeutics' Registration Statement on Form S-1 dated June 17, 1999. The following discussion contains forward-looking statements concerning the cash needed for current research and development contract obligations through the end of 1999, the adequacy of United Therapeutics' resources to fund operations through 2002 and the anticipated success and costs of United Therapeutics' efforts to become Year 2000 compliant. These forward-looking statements reflect the plans and estimated beliefs of management as of the date of this report. Actual results could differ materially from those anticipated in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and in the section "Risk Factors" in the Registration Statement, the accuracy of United Therapeutics' assumptions concerning its contract research needs, and unexpected developments in United Therapeutics' Year 2000 efforts.

OVERVIEW

      United Therapeutics develops pharmaceuticals to treat vascular diseases including pulmonary hypertension and peripheral vascular disease, as well as selected other chronic conditions. United Therapeutics commenced operations in June 1996 and, since its inception, has devoted substantially all of its resources to its research and development programs. United Therapeutics has generated no product revenues and has funded its operations primarily from the proceeds of the sale of its equity securities. United Therapeutics operates with a minimal number of employees and has contracted with qualified third parties for substantially all pharmaceutical development activities, including drug manufacturing and certain key aspects of clinical trials.

      United Therapeutics has incurred net losses each year since inception and had an accumulated deficit of $40.5 million at September 30, 1999. United Therapeutics expects to continue to incur net losses and cannot provide assurances that, in the future, it will have product sales or become profitable.

      United Therapeutics has contracted with various companies and research organizations to coordinate and perform clinical trials and to provide other activities related to the development of its lead product, UT-15, and other products. It is anticipated that approximately $6.5 million in cash will be used for the remainder of 1999 under these agreements. These expenses will be funded from existing working capital.

FINANCIAL POSITION

      On June 17, 1999, United Therapeutics completed an initial public offering of 4.5 million shares of common stock at $12.00 per share. The offering closed on June 22, 1999 and United Therapeutics received net proceeds, after deducting underwriting commissions and offering expenses, of approximately $48.9 million. On July 16, 1999, United Therapeutics closed on the sale of 675,000 over-allotment shares to its underwriters and received net proceeds, after deducting underwriting commissions and offering expenses, of approximately $7.5 million.

      Investments in marketable debt securities at September 30, 1999 were $53.9 million as compared to $10.0 million at December 31, 1998. The increase of approximately $43.9 million is due to receipt of the net proceeds from the initial public offering and the sale of the over-allotment shares, less amounts used for operations during the nine months ended September 30, 1999.

      Accounts payable at September 30, 1999 were $2.2 million as compared to $1.7 million at December 31, 1998. This increase in accounts payable is due to clinical trial activities. The notes payable as of September 30, 1999 totaled $1.8 million as compared to $314,000 as of December 31, 1998. A new mortgage note payable was issued in June 1999 for $720,000, the proceeds from which were used to pay off the original mortgage note payable. The new mortgage note is secured by the building and property owned by United Therapeutics located at 1110 Spring Street in Silver Spring, Maryland. Another mortgage note payable was issued in September 1999 for $1,078,000, the proceeds from which were used to purchase 1106 Spring Street in Silver Spring, Maryland. That mortgage note is secured by a certificate of deposit and building and property owned by United Therapeutics located at that address.

      Common stock and additional paid-in capital at September 30, 1999 increased as compared to amounts at December 31, 1998. This increase of approximately $67.4 million was due to the net proceeds of the initial public offering of $48.9 million, sales of common stock through private placements prior to commencement of the initial public offering totaling $2.0 million, stock issued in exchange for an exclusive license agreement totaling $9.0 million, and approximately $7.5 million in net proceeds from the sale of over-allotment shares to the underwriters.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

      Revenue for the three months ended September 30, 1999 was approximately $54,000, as compared to none for the same period in 1998. This revenue was earned under an "orphan drug" grant awarded by the FDA related to United Therapeutics' development of UT-15 for the treatment of primary pulmonary hypertension. The FDA may designate a product as an "orphan drug" if the drug is one intended to treat a rare disease or condition and has done so with respect to UT-15.

      Research and development expenses consist primarily of costs to acquire pharmaceutical products for development and amounts paid to contract research organizations, hospitals and laboratories for the provision of services and materials for drug development and clinical trials. Research and development expenses were $6.0 million for the three months ended September 30, 1999, as compared to $4.2 million for the three months ended September 30, 1998. This net increase of approximately $1.8 million is due primarily to an increase of approximately $3.1 million related to increased levels of patient enrollment in

United Therapeutics' clinical trials of UT-15, offset by a decrease of approximately $1.5 million in licensing fees.

      General and administrative expenses consist primarily of personnel salaries, office expenses and professional fees. General and administrative expenses were $1.2 million for the three months ended September 30, 1999, as compared to $595,000 for the three months ended September 30, 1998. This increase was due primarily to increased staffing and related travel to support expanded operations.

      Interest income for the three months ended September 30, 1999 was $791,000, as compared to $174,000 for the three months ended September 30, 1998. This increase was attributable primarily to an increase in the amount of cash available for investing resulting from sales of common stock totaling approximately $48.9 million during the second quarter of 1999, and $7.5 million during the third quarter of 1999, less amounts used for operations.


NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

      Revenue for the nine months ended September 30, 1999 was approximately $161,000, as compared to none for the corresponding period in 1998. This revenue was earned under the "orphan drug" grant awarded by the FDA related to United Therapeutics' development of UT-15 for the treatment of primary pulmonary hypertension.

      Research and development expenses consist primarily of costs to acquire pharmaceutical products for development and amounts paid to contract research organizations, hospitals and laboratories for the provision of services and materials for drug development and clinical trials. Research and development expenses were $22.8 million for the nine months ended September 30, 1999, as compared to $7.0 million for the nine months ended September 30, 1998. Approximately $6.1 million of the increase in research and development expenses is related to increased levels of patient enrollment in United Therapeutics' clinical trials of UT-15. Additionally, $9.1 million of the increase is related to the payment in March 1999 of an up-front licensing fee consisting of common stock valued at $9.0 million and $100,000 in cash to obtain the exclusive rights to develop beraprost, an oral form of prostacyclin, to treat peripheral vascular disease in the United States and Canada.

      General and administrative expenses consist primarily of personnel salaries, office expenses and professional fees. General and administrative expenses were $3.2 million for the nine months ended September 30, 1999, as compared to $1.8 million for the nine months ended September 30, 1998. This increase was due primarily to increased staffing and related travel to support expanded operations.

      Interest income for the nine months ended September 30, 1999 was $1.2 million, as compared to $304,000 for the nine months ended September 30, 1998. This increase was attributable to an increase in the amount of cash available for investing resulting from sales of common stock since September 30, 1998, less amounts used for operations.

LIQUIDITY AND CAPITAL RESOURCES

      Until June 1999, United Therapeutics financed its operations principally through various private placements of common stock. On June 17, 1999, United Therapeutics completed an initial public offering of 4.5 million shares of common stock at $12.00 per share. Net proceeds to United Therapeutics, after deducting underwriting commissions and offering expenses, were approximately $48.9 million. On July 16, 1999, United Therapeutics' closed on the sale of 675,000 over-allotment shares to its underwriters and received net proceeds, after deducting underwriting commissions and offering expenses, of approximately $7.5 million.

      United Therapeutics' working capital at September 30, 1999 was $57.5 million, as compared with $15.1 million at December 31, 1998. Current liabilities at September 30, 1999 were approximately $2.3 million, as compared with $1.8 million at December 31, 1998. United Therapeutics' debt at September 30, 1999 was approximately $1.8 million, as compared with $314,000 at December 31, 1998, and consisted of two mortgage notes, one secured by a certificate of deposit, and both secured by the buildings and property owned by United Therapeutics located at 1106 - 1110 Spring Street in Silver Spring, Maryland and are due in monthly installments over 30 years.

      Net cash used in operating activities was approximately $16.0 million and $6.3 million for the nine months ended September 30, 1999 and 1998, respectively. The increase resulted from the expansion of United Therapeutics' operations, particularly with respect to increased costs for the UT-15 trials. For the nine months ended September 30, 1999 and 1998, United Therapeutics invested approximately $1.9 million and $1.2 million, respectively, in cash for property, plant, and equipment. Net cash provided by financing activities was approximately $59.9 million and $17.4 million for the nine months ended September 30, 1999 and 1998, respectively. Cash flows from financing activities for the nine months ended September 30, 1999 were derived primarily from private equity financings in the first quarter, the initial public offering in June, and the sale of the over-allotment shares to the underwriters in July. Cash flows from financing activities for the nine months ended September 30, 1998 were derived primarily from private equity financings during that period.

      United Therapeutics has contracted with various companies and research organizations to coordinate and perform clinical trials and to provide other activities related to the development of UT-15 and other products. It is anticipated that approximately $6.5 million in cash will be used for the remainder of 1999 under these agreements. These expenses will be funded from existing working capital. United Therapeutics does not expect to make any milestone or royalty payments during 1999.

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

   - Development of sales and marketing resources or the establishment, continuation or termination of third-party sales and marketing arrangements; and

   - Establishment of additional strategic or licensing arrangements with other companies.

      As of December 31, 1998, United Therapeutics had available approximately $10.0 million in net operating loss carryforwards and $3.6 million in business tax credit carryforwards for federal income tax purposes that expire at various dates through 2018. As of September 30, 1999, United Therapeutics had available approximately $29.1 million in net operating loss carryforwards and $8.8 million in business tax credit carryforwards. United Therapeutics has not experienced ownership changes as defined by rules enacted with the Tax Reform Act of 1986 that would limit United Therapeutics' ability to use its net operating loss and tax credit carryforwards.

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

      United Therapeutics has identified the software applications that are not Year 2000 compliant. United Therapeutics anticipates its Year 2000 remediation efforts will be completed by December 1, 1999 and expects to incur expenses of less than $100,000 to complete its remediation efforts.

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

      United Therapeutics believes its worst case scenario relating to Year 2000 risks includes a power interruption and a lack of pharmaceutical products to support clinical trials. United Therapeutics is implementing a contingency plan to cover this situation by building up inventories of its drug products to sustain its studies for 12 months and has purchased a generator to deal with power failures. United Therapeutics has now accelerated its spending on inventory of its drug products in order to build up inventories.

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

      In March 1998, the American Institute of Certified Public Accountants issued Statement of Position, or "SOP", 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires that entities capitalize certain costs related to internal-use software once certain criteria have been met. United Therapeutics is required to implement SOP 98-1 for the year ending December 31, 1999. Adoption of SOP 98-1 is not expected to have a material impact on United Therapeutics' financial condition or results of operations.

      In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires that entities expense the cost of start-up activities including organization costs. United Therapeutics is required to implement SOP 98-5 for the year ending December 31, 1999. Adoption of SOP 98-5 is not expected to have a material impact on United Therapeutics' financial condition or results of operations.

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

      From June 17, 1999 to September 30, 1999, the amount of expenses incurred by United Therapeutics due to underwriting discounts and commissions, finders' fees and expenses paid to or for underwriters for the sale of the 4,500,000 shares was $3,780,000 and a reasonable estimate of other expenses incurred by United Therapeutics in connection with the offering is $39,300. Of the $39,300 in other expenses incurred, approximately $1,800 was paid to Mahon Patusky Rothblatt & Fisher, Chartered, a law firm for which the Chief Executive Officer of United Therapeutics serves as Of Counsel. The net proceeds to United Therapeutics from the offering of the 4,500,000 shares, after deducting the total expenses described above and expenses incurred prior to the effectiveness of the registration statement, was approximately $48.9 million.

      On July 13, 1999, the underwriters exercised their option to purchase the 675,000 over-allotment shares. The amount of expenses incurred by United Therapeutics due to underwriting discounts and commissions, finders' fees and expenses paid to or for underwriters for the over-allotment shares was $567,000 and a reasonable estimate of other expenses incurred by United Therapeutics in connection with the over-allotment exercise is $18,500. Of the $18,500 in other expenses incurred, approximately $3,500 was paid to Mahon Patusky Rothblatt & Fisher, Chartered, a law firm for which the Chief Executive Officer of United Therapeutics serves as Of Counsel. The net proceeds to United Therapeutics from the sale of the 675,000 over-allotment shares, after deducting the total expenses described above, was approximately $7.5 million.

      From June 22, 1999 to September 30, 1999, United Therapeutics temporarily invested all the net proceeds from the offering of the 4,500,000 shares in marketable debt securities. United Therapeutics temporarily invested all of the net proceeds from the sale of the 675,000 over-allotment shares in marketable debt securities and money market funds. The net proceeds from the offering and the over-allotment sale were added to cash equivalents and investments of United Therapeutics on hand at the time of the offering of approximately $9 million. The net proceeds remain temporarily invested and have not yet been applied.

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

          10.1 Agreement and Plan of Merger, dated October 7, 1999, among United Therapeutics Corporation, SQ Acquisition, Inc., Robert M. Moriarty, Ph.D, Raju Penmasta, Ph.D, Liang Guo, Ph.D, George W. Davis, Esq., David Moriarty and SynQuest, Inc.

          10.2 Registration Rights Agreement, dated October 7, 1999, by and among United Therapeutics Corporation and the former shareholders of SynQuest, Inc.

          27        Financial Data Schedule

          (b)       Reports on Form 8-K

          None.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          UNITED THERAPEUTICS CORPORATION

Date:  November 15, 1999                  /s/ Martine A. Rothblatt
                                          ------------------------
                                          By:  Martine A. Rothblatt
                                          Title:  Chief Executive Officer


                                          /s/ Gilles Cloutier
                                          -------------------
                                          By:  Gilles Cloutier, Ph.D.
                                          Title:  Chief Financial Officer

                                  EXHIBIT INDEX



         The following exhibits are filed as a part of this report:


         10.1 Agreement and Plan of Merger, dated October 7, 1999, among United Therapeutics Corporation, SQ Acquisition, Inc., Robert
                  M. Moriarty, Ph.D, Raju Penmasta, Ph.D, Liang Guo, Ph.D, George W. Davis, Esq., David Moriarty and SynQuest, Inc.

         10.2 Registration Rights Agreement, dated October 7, 1999, by and among United Therapeutics and the former shareholders of SynQuest, Inc.

         27       Financial Data Schedule