Form 10-K
period 1999-12-31
UNITED THERAPEUTICS CORP
filed 2000-03-22
CIK 1082554

                       Securities and Exchange Commission
                             Washington, DC 20549
                                    Form 10-K

[X]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
       1934

                   For the fiscal year ended December 31, 1999
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from        to

                         Commission File Number 0-26301

                         UNITED THERAPEUTICS CORPORATION
                         -------------------------------
             (Exact name of Registrant as specified in its charter)

              Delaware                                    52-1984749
----------------------------------------       ---------------------------------
   (State or Other Jurisdiction                (IRS Employer Identification No.)
of Incorporation or Organization)

          1110 Spring Street
           Silver Spring, MD                                20910
----------------------------------------       ---------------------------------
(Address of principal executive offices)                  (zip code)


       Registrant's telephone number, including area code: (301) 608-9292

         Securities registered under Section 12(b) of the Exchange Act:
                                      None.

         Securities registered under Section 12(g) of the Exchange Act:
                     Common Stock, par value $.01 per share
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                              ---      ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The number of shares outstanding of the registrant's Common Stock, par value $0.01 per share, as of March 17, 2000 was 18,503,218 shares. The aggregate market value of the Common Stock, held by non-affiliates of the registrant, based on the average bid and asked prices on March 17, 2000 as reported by the Nasdaq National Market was approximately $1,262,845,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive proxy statement for the registrant's 2000 annual shareholders meeting are incorporated by reference in
Part III of this Form 10-K.

                                     PART I

ITEM 1.       BUSINESS

         United Therapeutics develops pharmaceuticals to treat vascular diseases, including pulmonary hypertension and peripheral vascular disease, as well as selected other chronic conditions.

         The company was incorporated in June 1996 in Delaware under the name Lung Rx, Inc. The company changed its name to United Therapeutics Corporation in December 1997.

UNITED THERAPEUTICS' PRODUCTS

         The following table summarizes United Therapeutics' potential product portfolio.

-------------------------------------------------------------------------------------------------------------------------
PRODUCT           MODE OF DELIVERY                   INDICATION               CLINICAL TRIAL STATUS     UT TERRITORY
-------           ----------------                   ----------               ---------------------     ------------

Uniprost          Subcutaneous           Advanced pulmonary hypertension      Phase III                 Worldwide
(UT-15)

Uniprost          Subcutaneous           Late-stage peripheral vascular       Phase II                  Worldwide
(UT-15)                                  disease

Beraprost         Oral                   Early-stage peripheral vascular      Phase III                 U.S./Canada
                                         disease

Beraprost         Oral                   Early-stage pulmonary hypertension   Phase III                 U.S./Canada

UT-77             Inhalation             Chronic obstructive pulmonary        Phase II                  Worldwide
                                         disease

Ketotop           Transdermal            Osteoarthritis                       Phase II                  North America/
                                                                                                        Europe
-------------------------------------------------------------------------------------------------------------------------

         UNIPROST

         In December 1996 and January 1997, United Therapeutics obtained worldwide rights to Uniprost for all indications from Glaxo Wellcome and Pharmacia & Upjohn. In October 1999, United Therapeutics acquired all the outstanding stock of SynQuest, Inc., manufacturer of Uniprost.

         Pulmonary Hypertension

         United Therapeutics has focused primarily on developing Uniprost as its lead product for treating advanced pulmonary hypertension. Pulmonary hypertension is a vascular disease which affects the blood vessels between the heart and lungs known as the pulmonary blood vessels. Like many vascular diseases, pulmonary hypertension is characterized by the degradation of the blood-vessel wall lining, the aggregation of platelets and the disruption of smooth muscle cell function. These conditions cause blockages and affect the ability of the blood vessels to dilate and then constrict as blood flows through the circulatory system. The resulting elevated pulmonary blood pressure causes increasing strain on the right side of the heart as it tries to pump blood to the lungs.

         Pulmonary hypertension is primarily caused by reduced production of the natural compound prostacyclin in the pulmonary blood vessels. Prostacyclin appears to dilate blood vessels where necessary, prevent platelet aggregation, and prevent proliferation of smooth muscle cells surrounding the vessels. The only currently FDA-approved treatment for pulmonary hypertension is Flolan, an artificial form of prostacyclin delivered continuously by an external pump through a surgically implanted intravenous catheter. Uniprost is a significantly longer lived and more stable synthetic form of prostacyclin which United Therapeutics believes will provide patients with a convenient and non-intravenous life-long prostacyclin therapy.

         In contrast to Flolan, Uniprost is stable at room temperature for up to five years and is significantly longer lived in the human body than Flolan. These attributes allow for a safer and more convenient delivery of Uniprost to patients. Specifically, Uniprost is delivered by subcutaneous infusion with a pager-sized MiniMed microinfusion device. Subcutaneous delivery of Uniprost also eliminates the risk of sepsis infection and related hospitalization associated with the Flolan catheter. Uniprost's extended life in the body also greatly reduces the risk of death in cases of treatment interruption, from an abrupt recurrence of hypertension known as rebound hypertension. The stability of Uniprost also allows it to be prepackaged, thus eliminating the need to reconstitute the drug one or more times daily under completely sterile conditions, as is the case with Flolan.

         Uniprost is currently in pivotal Phase III clinical trials for advanced pulmonary hypertension. In earlier clinical trials, United Therapeutics demonstrated that Uniprost, delivered in a brief intravenous infusion, has similar effects on primary pulmonary hypertension patients as does a comparable infusion of Flolan. United Therapeutics then demonstrated that Uniprost, delivered in a brief subcutaneous infusion to primary pulmonary hypertension patients, had similar effects as when delivered intravenously. United Therapeutics studied 26 primary pulmonary hypertension patients in a randomized, double-blind, placebo-controlled, eight-week trial that concluded:

         - Uniprost can be safely administered to severely ill patients on an outpatient basis;

         - Continuous dosing of Uniprost leads to improvement in pulmonary blood pressure and exercise ability; and

         - These improvements are similar to improvements observed with Flolan administered for 12 weeks.

         Each patient who finished this study in October 1998 elected to receive Uniprost therapy indefinitely.

         United Therapeutics has completed enrollment of 224 and 235 advanced pulmonary hypertension patients, without distinction between primary and secondary pulmonary hypertension, in two pivotal Phase III trials of Uniprost at approximately 40 select medical centers. The main objective of the trials is to determine the impact of continuous subcutaneous Uniprost therapy on exercise ability after 12 weeks of therapy. The primary endpoints for these trials are identical to those in the studies to approve Flolan. Secondary objectives include assessing the impact of Uniprost on the symptoms of advanced pulmonary hypertension.

         Peripheral Vascular Disease

         United Therapeutics is also developing Uniprost for late-stage peripheral vascular disease. Peripheral vascular disease is a vascular disease that affects the blood vessels in the legs. While the precise cause of peripheral vascular disease is unknown, diabetes, obesity, smoking and lack of exercise are associated with the disease. Peripheral vascular disease appears to be similar to pulmonary hypertension in that there is a reduction in natural prostacyclin in the affected blood vessels. In September 1998, United Therapeutics completed a Phase II study which assessed the safety and blood flow effects of Uniprost administered intravenously to patients with late-stage peripheral vascular disease. The study demonstrated that Uniprost can be administered safely to patients with late-stage peripheral vascular disease and substantially increased blood flow in the affected areas of the legs. United Therapeutics will next undertake a pre-pivotal study to optimize dosing levels of Uniprost for pivotal Phase III trials.

     BERAPROST

         In September 1998, United Therapeutics obtained an exclusive license from Toray Industries, Inc. for beraprost for the treatment of pulmonary hypertension in the United States and Canada. In March 1999, United Therapeutics obtained an additional exclusive license from Toray for beraprost for the treatment of peripheral vascular disease in the United States and Canada.

         Beraprost is an oral form of prostacyclin that is chemically stable. Like natural prostacyclin and Uniprost, beraprost dilates blood vessels, prevents platelet aggregation and prevents proliferation of smooth muscle cells surrounding blood vessels. United Therapeutics believes beraprost may be an important treatment for early-stage peripheral vascular disease and for early-stage pulmonary hypertension. Intermittent oral doses of beraprost do not, however, provide consistent levels of the drug in the blood necessary to treat advanced stages of pulmonary hypertension or peripheral vascular disease.

         Beraprost has proven to be safe and effective for the treatment of peripheral vascular disease in clinical studies conducted outside the United States and has been approved for treatment of peripheral vascular disease in Japan since 1994. Hoechst has licensed rights to beraprost in Europe and has conducted extensive clinical research with beraprost, including a controlled study showing beraprost is effective in treating patients with early-stage peripheral vascular disease. A recent Japanese study presented at the 1998 American Heart Association meeting suggests that beraprost may improve survival in patients with pulmonary hypertension as well. United Therapeutics is conducting a Phase III clinical trial program for beraprost to treat early-stage peripheral vascular disease and Phase III clinical trial program for beraprost to treat early-stage pulmonary hypertension.

     UT-77

         In November 1998, United Therapeutics acquired from Cortech, Inc. exclusive worldwide rights to develop and market UT-77 for all indications, except the treatment of skin conditions. United Therapeutics believes UT-77 may prevent elastase from destroying the lung tissue of patients with chronic obstructive pulmonary disease. United Therapeutics intends to develop UT-77 for delivery by both injection and inhalation, and the company is conducting a multi-center Phase II study to assess the effectiveness of UT-77 in improving breathing of patients suffering from periodic life-threatening episodes associated with chronic obstructive pulmonary disease. Cortech conducted pre-clinical and clinical studies of UT-77 that showed continuous intravenous infusion of UT-77 inhibits lung tissue destruction associated with chronic obstructive pulmonary disease and enhances lung function in patients. Prior to United Therapeutics' license from Cortech, clinical investigators in U.S. medical centers conducted Phase I and Phase II studies involving 40 patients that showed UT-77 to be safely tolerated as a continuous intravenous infusion therapy. These studies also showed that the drug affected the levels of certain proteins in the body that are involved in several respiratory diseases. United Therapeutics believes that these results provide a reasonable basis for further development of UT-77 as a treatment for chronic obstructive pulmonary disease.

     KETOTOP

         In July 1998, United Therapeutics began collaborating with Global Medical Enterprises Ltd. and Global Medical Enterprises Ltd., LLC to develop Ketotop. In February 1999, United Therapeutics obtained the exclusive rights from Global Medical to develop Ketotop for marketing in North America and Central America. In December 1999, United Therapeutics and Global Medical formed a limited liability company to commercialize Ketotop in Europe. Ketotop is a unique, transdermal drug delivery system which contains ketoprofen, an FDA-approved oral pain reliever that has strong anti-inflammatory properties. United Therapeutics plans to market Ketotop to relieve osteoarthritis and other musculo-skeletal pain. United Therapeutics is preparing to conduct Phase III studies to demonstrate that Ketotop is safe and effective for the treatment of osteoarthritis.

     TELEMEDICINE SERVICES

         Pulmonary hypertension patients require periodic monitoring of certain bodily measurements such as heart and lung function. Much of this monitoring can be achieved with less expense and inconvenience by using telemedicine devices that enable physicians to monitor patients remotely. United Therapeutics intends to provide telemedicine services for a fee to patients and physicians using and prescribing United Therapeutics' products. United Therapeutics also intends to utilize its experience with pulmonary hypertension telemedicine to explore the development of similar internet-based services for other chronic diseases.

STRATEGY

         United Therapeutics' objective is to become a leader in the development and commercialization of drugs to treat pulmonary and vascular diseases, as well as other selected chronic conditions. To achieve this objective, United Therapeutics is pursuing the following strategies:

         Capitalize on United Therapeutics' Experience and Expertise in Pulmonary Vascular Medicine. United Therapeutics believes that it has assembled the preeminent group of scientists and clinicians in the field of pulmonary vascular medicine. Members of United Therapeutics' scientific advisory board have won the Nobel Prize for the discovery and characterization of prostacyclin, discovered Flolan and invented UT-15. Members of United Therapeutics' senior management led the team at Burroughs Wellcome Co. that designed the clinical trials for, obtained FDA approval of and commercialized Flolan. These executives have similarly designed Uniprost's clinical trials, which have primary end points identical to those used for the studies to approve Flolan. United Therapeutics believes this expertise will be instrumental in the development and commercialization of Uniprost, beraprost and its other products.

         Establish United Therapeutics' Prostacyclin Products as the Standard of Care for Pulmonary Hypertension and Peripheral Vascular Disease. United Therapeutics is seeking to establish Uniprost and beraprost, its stable analogs of prostacyclin, as the worldwide standards of care for the treatment of pulmonary hypertension and peripheral vascular disease. Currently, United Therapeutics is conducting two multi-center pivotal Phase III clinical trials of Uniprost for advanced pulmonary hypertension and a Phase II trial of Uniprost for late-stage peripheral vascular disease. United Therapeutics is also conducting a Phase III clinical trial program for beraprost to treat early-stage peripheral vascular disease and a Phase III clinical trial program for beraprost to treat early-stage pulmonary hypertension. United Therapeutics believes that its scientific advisory board, network of clinical investigators and management team can demonstrate and communicate to physicians the benefits of treating pulmonary hypertension and peripheral vascular disease patients with United Therapeutics' stable synthetic forms of prostacyclin following their approval.

         Minimize Fixed Costs and Corporate Overhead Through Outsourcing and Partnering Where Cost Effective. United Therapeutics maintains a streamlined corporate infrastructure focused on strategic business management. United Therapeutics contracts with FDA-approved manufacturers for the synthesis and manufacture of many of its products and with established drug sales organizations for marketing and distribution of its products. United Therapeutics has partnered with MiniMed Inc., the worldwide leader in subcutaneous continuous-flow microinfusion device systems, to design, develop and implement the delivery of Uniprost therapies for pulmonary hypertension using MiniMed products. Prior to October 1999, United Therapeutics outsourced manufacturing of Uniprost to SynQuest, Inc. United Therapeutics acquired SynQuest, Inc. in October 1999. By outsourcing many non-core aspects of its business, United Therapeutics believes that it will substantially reduce fixed overhead and capital investment, accelerate commercialization of its products and reduce its business risk.

         Obtain Licenses for, Develop and Commercialize Selected Other Product Candidates. United Therapeutics intends to continue to license and develop product candidates that:

         -        have positive human safety and efficacy data;

         - address a chronic condition with currently inadequate or high-cost treatment options; and

         - address a condition with little existing or potential treatment competition.

THE MINIMED STRATEGIC ALLIANCE

         MiniMed has agreed to provide its pager-sized microinfusion pump for delivery of Uniprost continuously and subcutaneously. United Therapeutics entered into an agreement with MiniMed, Inc. in September 1997, which was implemented in a detailed set of guidelines adopted in November 1999, to collaborate in the design, development and implementation of therapies to treat pulmonary hypertension utilizing MiniMed products and Uniprost. The term of the agreement commenced on September 3, 1997 and continues for seven years after the FDA grants a new drug approval for Uniprost. The agreement will be automatically extended for additional 12-month periods unless otherwise terminated. The agreement is subject to early termination in the event of a material breach or bankruptcy of either party. United Therapeutics and MiniMed have established a Management Committee comprised of two representatives from each company to implement the agreement.

         The guidelines implementing the agreement provide that United Therapeutics will purchase the pumps and supplies from MiniMed at a discount to MiniMed's list prices from time to time. In the event that there are any discoveries or improvements arising out of work performed under the agreement, the parties will have joint ownership of those discoveries or improvements. The guidelines require United Therapeutics to purchase its Uniprost infusion pumps exclusively from MiniMed unless MiniMed's infusion pumps fail to receive certain government approvals.

PATENTS AND PROPRIETARY RIGHTS

         United Therapeutics' success will depend in part on its ability to obtain and maintain patent protection for its products, preserve trade secrets, prevent third parties from infringing upon its proprietary rights and operate without infringing upon the proprietary rights of others, both in the United States and internationally.

     GLAXO WELLCOME ASSIGNMENT

         In January 1997, Glaxo Wellcome Inc. assigned to United Therapeutics patents and patent applications for the use of the stable prostacyclin analog known as UT-15 for the treatment of pulmonary hypertension and congestive heart failure. United Therapeutics now refers to its UT-15 product as Uniprost. Glaxo Wellcome has a right to negotiate a license from United Therapeutics if United Therapeutics decides to license any part of the marketing rights to a third party. Glaxo Wellcome waived this right with respect to the agreement with MiniMed. Under the agreement, Glaxo Wellcome is entitled to certain royalties from United Therapeutics for a period of 10 years from the date of the first commercial sale of any product containing UT-15. If United Therapeutics grants to a third party any license to UT-15, Glaxo Wellcome is also entitled to a percentage of all consideration payable to United Therapeutics by such licensee.

         For pulmonary hypertension, the patent does not expire in the United States until October 2009 and until various dates from September 2009 to August 2013 in nine other countries. For congestive heart failure, the patent does not expire until May 2011 in the United States and from May 2011 to March 2012 in five other countries. United Therapeutics is responsible for all patent prosecution and maintenance for the UT-15 patent portfolio.

     PHARMACIA & UPJOHN LICENSE

         In December 1996, Pharmacia & Upjohn Company exclusively licensed to United Therapeutics patents and a patent application for the composition and production of the stable prostacyclin analog known as UT-15. United Therapeutics filed a U.S. patent application for a new synthesis and production method for UT-15 in October 1997. United Therapeutics believes that its method is a substantial improvement over the Pharmacia & Upjohn method. United Therapeutics intends to use its improved and unique synthesis method rather than the licensed Pharmacia & Upjohn method for the actual production of the UT-15 product, Uniprost.

         Under the Pharmacia & Upjohn agreement, United Therapeutics paid an initial license fee and must make additional milestone payments for orphan and non-orphan indications of the compound of up to $3,875,000. United Therapeutics will make royalty payments between 2.5% and 5% of net sales, subject to reduction based on required royalty payments to Glaxo Wellcome, to Pharmacia & Upjohn until the later of the expiration of the applicable patent or 10 years after the date of the first commercial sale of a product in a country defined as a milestone country under the agreement. The agreement may be terminated earlier by either party in certain circumstances, including upon a material breach by or bankruptcy of the other party, and by United Therapeutics at any time upon 60 days' notice to Pharmacia & Upjohn. Pursuant to the agreement, United Therapeutics is obliged to use its best efforts to conduct a research and development program in the United States relating to the use of the product containing the compound for at least one indication, and to obtain regulatory approvals and market a product in the United States and such other countries as United Therapeutics deems appropriate.

         The term of the patent licensed from Pharmacia & Upjohn expires in March 2000 in the United States and on various dates from January 2001 to February 2010 in 14 other countries. Pharmacia & Upjohn is responsible for prosecution and maintenance of the U.S. and foreign patent portfolio relating to the UT-15 compound and synthesis method, but may discontinue prosecution of and/or abandon the patent portfolio and give United Therapeutics an opportunity to prosecute or maintain the portfolio.

     TORAY INDUSTRIES LICENSES

         In September 1998, United Therapeutics entered into an agreement with Toray Industries, Inc. obtaining the exclusive right to develop and market beraprost in the existing immediate-release oral form in the United States and Canada for the treatment of pulmonary hypertension and other pulmonary vascular diseases, plus certain additional rights of first refusal for other products, therapies or territories. In exchange, United Therapeutics paid Toray cash and 166,666 shares of common stock, and granted Toray an option to purchase an additional 166,666 shares of common stock at an exercise price of $9.00 per share. United Therapeutics also agreed to pay Toray milestone payments of up to $750,000. In March 1999, United Therapeutics entered into an agreement with Toray obtaining the exclusive right to develop and market beraprost in the United States and Canada for the treatment of peripheral vascular disease. United Therapeutics paid Toray cash and 500,000 shares of common stock and agreed to pay Toray milestone payments of up to $750,000.

         Pursuant to the agreements, United Therapeutics has agreed to pay all costs and expenses associated with undertaking clinical trials, obtaining regulatory approvals and commercializing beraprost in the United States and Canada for the treatment of pulmonary hypertension and peripheral vascular disease. Toray has retained all manufacturing rights for beraprost. United Therapeutics has agreed to purchase beraprost solely from Toray at specified prices based on volume. The agreements each set forth a product development schedule. In the event that development by United Therapeutics falls significantly behind the schedule specified in either agreement, Toray may terminate that agreement. Furthermore, United Therapeutics is responsible under the agreements for achieving minimum annual product net sales as determined in advance by mutual agreement and in the case of the first two years of commercial sales, minimum net sales of $2.5 million and $5 million. In the event that United Therapeutics is unable to meet any minimum annual net sales requirement for two consecutive years, Toray may convert the exclusive license to a non-exclusive license. United Therapeutics would then be required to share any product marketing rights approved by the FDA with a third-party licensee chosen by Toray. Each agreement expires 10 years following FDA approval of beraprost for the particular disease indication. United Therapeutics may extend each agreement for unlimited one-year periods with Toray's consent.

         The United States patents licensed by United Therapeutics cover the compound beraprost and its method of synthesis and will expire in January 2003 and April 2010. The licensed Canadian patent expires in January 2003. There are no issued patents covering methods of treating any disease, including pulmonary hypertension and peripheral vascular disease, using beraprost. Toray is responsible for prosecuting and maintaining beraprost patents with United Therapeutics' reasonable assistance.

     CORTECH LICENSE

         In November 1998, United Therapeutics signed an agreement with Cortech, Inc. obtaining the exclusive right to develop and market a compound, now known as UT-77, for all indications worldwide, except for certain dermatological uses. In exchange, United Therapeutics made a cash payment and granted Cortech a warrant to purchase 116,666 shares of common stock. The warrant vests only if United Therapeutics continues developing UT-77 after November 2000 and terminates in November 2004. United Therapeutics also agreed to make milestone payments in the event it elects to develop the drug after November 2000 of up to $6,450,000 for non-orphan drug indications and pay royalty fees between 6% and 10% of UT-77 net sales.

         Pursuant to the agreement, United Therapeutics is required to use reasonable efforts to develop and conduct research and pre-clinical and human clinical trials to obtain all regulatory approvals to manufacture, market and commercialize the products that United Therapeutics determines are commercially feasible. In addition, United Therapeutics is responsible for a majority of the costs for prosecuting and maintaining the patents covering UT-77. United Therapeutics may choose to discontinue the development of the products without penalty upon written notice to Cortech if the products do not satisfy United Therapeutics' clinical needs for targeted indications. If United Therapeutics terminates the agreement, however, Cortech will receive an exclusive royalty-free license to use any improvements, know-how, data, information or regulatory filings or any other intellectual property arising from United Therapeutics' performance under the agreement. Under the agreement, inventions or improvements to the technology for the manufacture or use of UT-77 are retained by the party whose employees conceive them. Cortech may terminate the agreement if United Therapeutics does not commence Phase II clinical trials of UT-77 before May 2001, subject to certain exceptions.

         UT-77 is patented in the United States and in 22 foreign countries. Patent applications are pending in six countries. The U.S. patent expires in June 2010 and foreign counterparts expire between August 2008 and December 2012. Cortech is responsible for patent prosecution and maintenance under the agreement.

     GLOBAL MEDICAL ENTERPRISES AGREEMENT

         In February 1999, United Therapeutics entered into an agreement with Global Medical Enterprises Ltd. and Global Medical Enterprises Ltd., LLC. This agreement gives to United Therapeutics the exclusive right to commercialize and sell Ketotop in the United States, Canada, Mexico, Central America and the Caribbean for treatment of all indications. Global Medical holds its rights under an exclusive sales and distribution agreement with Pacific Pharmaceuticals, Inc., the Korean manufacturer of Ketotop. Both the agreement between United Therapeutics and Global Medical and the agreement between Global Medical and Pacific Pharmaceuticals expire in July 2008. The agreement between United Therapeutics and Global Medical will be extended if Pacific Pharmaceuticals extends its agreement with Global Medical. The agreement is subject to early termination in the event of a material breach or bankruptcy of either party or if the underlying agreement between Global Medical and Pacific Pharmaceuticals is terminated. United Therapeutics has agreed to purchase Ketotop solely from Global Medical and will pay Global Medical a product purchase price equal to Global Medical's cost of obtaining Ketotop from Pacific Pharmaceuticals plus a profit percentage of between 15% and 23%. United Therapeutics and Global Medical will jointly determine Global Medical's compensation for sales in additional territories.

         Ketotop is patented in the United States, but is not patented in any other territory where United Therapeutics has marketing rights. The Ketotop patent expires in April 2013. There are no issued U.S. patents covering methods of treating osteoarthritis with Ketotop. Global Medical and Pacific Pharmaceuticals are responsible for prosecuting and maintaining the Ketotop patent portfolio. In addition, United Therapeutics is obligated under its agreement with Global Medical to obtain trademark protection on behalf of Pacific Pharmaceuticals for the Ketotop mark in every jurisdiction where United Therapeutics has marketing rights. United Therapeutics has not yet filed trademark applications for Ketotop. If United Therapeutics fails to file them in the future, Global Medical may terminate the agreement.

         On December 1, 1999, United Therapeutics and Global Medical formed Ketotop, LLC, a Delaware limited liability company, to commercialize Ketotop in Europe. United Therapeutics and Global Medical each own a one-half interest in Ketotop, LLC and will jointly manage its operations. Global Medical assigned to Ketotop, LLC at no cost the exclusive right to commercialize and sell Ketotop in the European Union. Global Medical had received this exclusive right from Pacific Pharmaceuticals, Inc. This right expires in July 2008 unless extended by Pacific Pharmaceuticals. United Therapeutics and Global Medical intend that Ketotop, LLC will sublicense exclusive Ketotop commercialization rights to sublicensees in Europe which will be responsible for the costs of commercializing Ketotop within their subterritories. United Therapeutics agreed to provide its clinical data to Ketotop, LLC in return for reciprocal clinical data access from Ketotop, LLC's European sublicensees.

     SHEARWATER POLYMERS, INC. AGREEMENT

         In September 1999, United Therapeutics entered into an agreement with Shearwater Polymers, Inc. This agreement grants to United Therapeutics the exclusive right to Shearwater's know-how for the design, development, production and use of a technology known as pegylation to develop and produce sustained release prostacyclin molecules for the possible treatment of pulmonary hypertension, peripheral vascular disease, stroke, heart disease, cancer, and related diseases worldwide. In exchange, United Therapeutics paid Shearwater $100,000 in cash and agreed to pay Shearwater milestone payments of up to $2,900,000. Milestone payments will come due upon the achievement of certain product development goals set forth in the agreement and are expected to be paid over a period of approximately six years. United Therapeutics also agreed to pay royalties ranging from two to four percent of net sales from developed products. Minimum annual royalties of $1,000,000 are required commencing with the thirteenth month following government approval of a developed product.

         Under United Therapeutics' agreement with Shearwater, any inventions that relate to the combination of prostacyclin and the pegylation technology, including production methods and therapeutic methods for the treatment of any indication, will be owned solely by United Therapeutics, and any inventions relating to non-prostacyclin pegylation methods such as drug formulation or delivery will be owned solely by Shearwater. Both United Therapeutics and Shearwater have filed for U.S. patent applications relating to their respective inventions and each is responsible for prosecuting and maintaining its patent portfolio.

     PATENT TERM EXTENSIONS

         United Therapeutics believes that some of the patents to which it has rights may be eligible for extensions of up to five years based upon patent term restoration procedures in Europe and in the United States under the Waxman-Hatch Act. For instance, under Waxman-Hatch, the Toray U.S. patent relating to the compound beraprost could be extended by up to five years, giving the product patent protection until as late as January 2008 if approval in the United States is received before expiration of the original patent term in 2003. In addition, patent extensions are available under similar laws in Europe. United Therapeutics is considering which patents it will seek to extend under Waxman-Hatch and similar laws of other jurisdictions. See "-- Government Regulation."

     ORPHAN DRUG STATUS AND GRANTS

         In June 1997, United Therapeutics was notified by the FDA that Uniprost for primary pulmonary hypertension qualified for orphan drug status. In November 1999, United Therapeutics was notified that the FDA had approved an amendment to the orphan designation for Uniprost from the treatment of primary pulmonary hypertension to the treatment of "pulmonary arterial hypertension" (a designation which includes both primary pulmonary hypertension and advanced secondary pulmonary hypertension). The company believes that if Uniprost is approved by the FDA, no other non-oral treatment for primary pulmonary hypertension using prostacyclin will be approved by the FDA for seven years, unless such other treatment is significantly safer or more effective than Uniprost. In November 1998, United Therapeutics received a $415,000 grant from the FDA's orphan drug grant program for the development of Uniprost for the treatment of primary pulmonary hypertension, $265,000 of which has been recognized as revenue through December 31, 1999.

         In April 1999, United Therapeutics was notified by the FDA that beraprost for advanced pulmonary hypertension qualified for orphan drug status. United Therapeutics believes that if beraprost is approved by the FDA, no other oral treatment for advanced pulmonary hypertension using prostacyclin will be approved by the FDA for seven years, unless such other treatment is significantly safer or more effective than beraprost.

CLINICAL INVESTIGATOR NETWORK

         United Therapeutics has established a multi-center clinical investigation network with approximately 40 leading medical centers. This network consists of pulmonologists and cardiologists from centers in North America, Europe, Australia and Israel who collectively treat a majority of patients with primary pulmonary hypertension and a substantial number of patients with secondary pulmonary hypertension. These physicians understand and have extensive experience in clinical research of severe pulmonary diseases. United Therapeutics is continually expanding its clinical investigator network by adding professionals who have demonstrated success in conducting clinical research required for regulatory approval.

MANUFACTURING

         United Therapeutics has generally contracted with qualified third-party manufacturers to produce its drugs. This manufacturing strategy has enabled United Therapeutics to direct financial resources to product licensing, clinical development and anticipated commercialization efforts rather than diverting resources to building manufacturing plants and establishing compliance with the FDA's good manufacturing practices regulations.

         SynQuest, Inc., formerly known as Steroids, Ltd., has been the manufacturer of Uniprost for United Therapeutics. United Therapeutics has contracted with Schweizerhall, Inc. as a second source of manufacturing. On October 7, 1999, United Therapeutics acquired all the outstanding stock of SynQuest, which became a wholly owned subsidiary of the company. The acquisition of this established corporation engaged in the synthesis and manufacture of complex molecules has allowed United Therapeutics to acquire the manufacturing capacity for its lead product without having to invest its resources over time in building facilities and initiating manufacturing regulatory compliance.

         Cook Imaging Corporation continues to formulate the bulk active ingredient in Uniprost for United Therapeutics. An analytical testing laboratory, Magellan Laboratories Inc., tests the purity and stability of each batch of manufactured Uniprost for compliance with FDA standards.

MARKETING AND SALES

         In accordance with the implementation of United Therapeutics' strategic alliance with MiniMed, United Therapeutics and MiniMed will jointly handle aspects of distribution of the Uniprost therapy. United Therapeutics will have primary sales and marketing responsibility. United Therapeutics' marketing strategy will rely upon existing chronic care specialty pharmacy distributors to handle doctor and patient requests for Uniprost on a non-exclusive basis in the United States. To further this strategy, United Therapeutics has entered into two non-exclusive distributor agreements for the United States. In addition, United Therapeutics has entered into an exclusive distributor agreement for Canada with Paladin Labs Inc. United Therapeutics will sell Uniprost and MiniMed products to these distributors at a discount from an average wholesale price set by United Therapeutics. These distributors will be responsible for assisting patients with obtaining reimbursement.

COMPETITION

         Many drug companies engage in research and development to commercialize products to treat blood vessel and lung diseases. United Therapeutics competes with these companies for funding, access to licenses, personnel, third-party collaborators and product development. Almost all of these companies have substantially greater financial, marketing, sales, distribution and technical resources, and more experience in research and development, clinical trials and regulatory matters, than United Therapeutics. United Therapeutics is aware of existing treatments that will compete with its products, including the following:

         - Uniprost will compete with Flolan, the only FDA-approved treatment for primary pulmonary hypertension;

         - Uniprost and beraprost will compete with two FDA-approved drugs, pentoxifylline and cilostazol, for the treatment of peripheral vascular disease;

         - UT-77 will compete with one FDA-approved drug, Prolastin, for the treatment of chronic obstructive pulmonary disease; and

         - Ketotop will compete with existing oral drugs containing the FDA-approved pain reliever ketoprofen, as well as with a variety of other oral and transdermal pain relievers.

         Competitors may develop and commercialize additional products that compete with United Therapeutics' products and may do so more rapidly than United Therapeutics. For example, United Therapeutics understands that:

         - Schering AG may develop Iloprost, a stable form of prostacyclin, as a drug delivered through sustained inhalation to treat pulmonary hypertension;

         - Texas Biotechnology Corp. was conducting an uncontrolled study of a potentially competitive drug for early-stage pulmonary hypertension;

         - There are reports on the use of continuously inhaled nitric oxide as a therapy for pulmonary hypertension of the newborn; and

         - Several companies are developing other drugs and surgical methods for treating different aspects of peripheral vascular disease.

GOVERNMENTAL REGULATION

         The research, development, testing, manufacture, promotion, marketing and distribution of drug products are extensively regulated by government authorities in the United States and other countries. Drugs are subject to rigorous regulation by the FDA in the United States and similar regulatory bodies in other countries. The steps ordinarily required before a new drug may be marketed in the United States, which are similar to steps required in most other countries, include:

         - Preclinical laboratory tests, preclinical studies in animals and formulation studies and the submission to the FDA of an investigational new drug application for a new drug or antibiotic;

         - Adequate and well-controlled clinical trials to establish the safety and efficacy of the drug for each indication;

         -        The submission of a new drug application to the FDA; and

         - FDA review and approval of the new drug application prior to any commercial sale or shipment of the drug.

         Preclinical tests include laboratory evaluation of product chemistry toxicity and formulation, as well as animal studies. The results of preclinical testing are submitted to the FDA as part of an investigational new drug application. A 30-day waiting period after the filing of each investigational new drug application is required prior to the commencement of clinical testing in humans. At any time during this 30-day period or at any time thereafter, the FDA may halt proposed or ongoing clinical trials until the FDA authorizes trials under specified terms. The investigational new drug application process may be extremely costly and substantially delay development of United Therapeutics' products. Moreover, positive results of preclinical tests will not necessarily indicate positive results in clinical trials.

         Clinical trials to support new drug applications are typically conducted in three sequential phases, but the phases may overlap. During Phase I, the initial introduction to the drug into healthy human subjects or patients, the drug is tested to assess metabolism, pharmacokinetics and pharmacological actions and safety, including side effects associated with increasing doses. Phase II usually involves studies in a limited patient population to:

         - Assess the efficacy of the drug in specific, targeted indications;

         -        Assess dosage tolerance and optimal dosage; and

         -        Identify possible adverse effects and safety risks.

         If a compound is found to be potentially effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials, also called pivotal studies, major studies or advanced clinical trails, are undertaken to further demonstrate clinical efficacy and to further test for safety within an expanded patient population at geographically dispersed clinical study sites.

         After successful completion of the required clinical testing, generally a new drug application is submitted. The FDA may request additional information before accepting a new drug application for filing, in which case the application must be resubmitted with the additional information. Once the submission has been accepted for filing, the FDA has 180 days to review the application and respond to the applicant. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA may refer the new drug application to an appropriate advisory committee for review, evaluation and recommendation as to whether the application should be approved, but the FDA is not bound by the recommendation of an advisory committee.

         If FDA evaluations of the new drug application and the manufacturing facilities are favorable, the FDA may issue either an approval letter or an approvable letter. An approvable letter will usually contain a number of conditions that must be met in order to secure final approval of the new drug application and authorization of commercial marketing of the drug for certain indications. The FDA may refuse to approve the new drug application or issue a not approvable letter, outlining the deficiencies in the submission and often requiring additional testing or information.

         The FDA may designate a product as an "orphan drug" if the drug is a drug intended to treat a rare disease or condition. A disease or condition is considered rare if it affects fewer than 200,000 people in the United States, or if it affects more than 200,000 people but will be sold for less money than it will cost to develop. If a sponsor obtains the first FDA marketing approval for a certain orphan drug, the sponsor will have a seven-year exclusive right to market the drug for the orphan indication.

         If regulatory approval of Uniprost or any of United Therapeutics' other products is granted, it will be limited to certain disease states or conditions. The manufacturers of approved products and their manufacturing facilities will be subject to continual review and periodic inspections. In addition, identification of certain side effects or the occurrence of manufacturing problems after any of its drugs are on the market could cause subsequent withdrawal of approval, reformulation of the drug, additional preclinical testing or clinical trials, and changes in labeling of the product.

         The Waxman-Hatch Act provides that patent terms may be extended during the FDA regulatory review period for the related product. This period is generally one-half the time between the effective date of an investigational new drug application and the submission date of a new drug application, plus the time between the submission date of a new drug application and the approval of that application, subject to a maximum extension of five years. Similar patent term extensions are available under European laws.

         Outside the United States, United Therapeutics' ability to market its products will also be contingent upon receiving marketing authorizations from the appropriate regulatory authorities. The foreign regulatory approval process includes all of the risks associated with FDA approval set forth above. The requirements governing the conduct of clinical trials and marketing authorization vary widely from country to country. At present, foreign marketing authorizations are applied for at a national level, although within Europe procedures are available to companies wishing to market a product in more than one EU member state.

         Under a new regulatory system in the EU, marketing authorizations may be submitted at either a centralized, a decentralized or a national level. The centralized procedure is mandatory for the approval of biotechnology products and high technology products and available at the applicant's option for other products. The centralized procedure provides for the grant of a single marketing authorization that is valid in all EU member states. The decentralized procedure is available for all medicinal products that are not subject to the centralized procedure. The decentralized procedure provides for mutual recognition of national approval decisions, changes existing procedures for national approvals and establishes procedures for coordinated EU actions on products, suspensions and withdrawals. Under this procedure, the holder of a national marketing authorization for which mutual recognition is sought may submit an application to one or more EU member states, certify that the dossier is identical to that on which the first approval was based or explain any differences and certify that identical dossiers are being submitted to all member states for which recognition is sought. Within 90 days of receiving the application and assessment report, each EU member state must decide whether to recognize approval. The procedure encourages member states to work with applicants and other regulatory authorities to resolve disputes concerning mutual recognition. Lack of objection of a given country within 90 days automatically results in approval of the EU country.

         United Therapeutics will choose the appropriate route of European regulatory filing to accomplish the most rapid regulatory approvals. However, the chosen regulatory strategy may not secure regulatory approvals or approvals of the chosen product indications. United Therapeutics intends to secure European regulatory approval for the use of Uniprost for pulmonary hypertension and peripheral vascular disease in parallel with its United States and Canadian regulatory filings. The company has contracted with Quintiles (UK) Ltd., a contract research organization, to assist with its European clinical development and regulatory actions.

PRODUCT LIABILITY INSURANCE

         United Therapeutics owns a Products/Clinical Trials Liability Insurance Policy which it believes to be adequate for its needs. In addition, United Therapeutics owns policies covering clinical trials in Austria, France, Spain and Italy. United Therapeutics believes this insurance also is adequate for its needs.

EMPLOYEES

         United Therapeutics had 63 employees as of March 15, 2000. The company also maintains active independent contractor relationships with various individuals with whom it has month-to-month consulting contracts. The company believes its employee relations are excellent. None of United Therapeutics' employees is subject to a collective bargaining agreement.

RECENT DEVELOPMENTS

         In March 2000, Unither Pharmaceuticals, Inc., a wholly owned subsidiary of United Therapeutics, entered into a license agreement with Synergy Pharmaceuticals, Inc. to obtain from Synergy the exclusive worldwide rights to certain patents relating to anti-viral compounds. Unither will pay Synergy, at closing, a $100,000 license fee. In addition, the agreement conditionally requires Unither to pay Synergy milestone payments of up to $22.2 million for each FDA-approved product plus royalties ranging from 6 percent to 12.25 percent, subject to reductions, based on net sales. As part of the transaction, Unither has agreed to acquire 15 percent of the outstanding stock of Synergy for a total of $5 million, payable as $2 million in cash and $3 million in shares of common stock of United Therapeutics, all payable at closing. Unither will acquire an exclusive option to purchase the remaining outstanding stock of Synergy. The closing is expected to occur by March 31, 2000, after obtaining the consents of current Synergy shareholders.

RISK FACTORS

         This annual report on Form 10-K contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties and United Therapeutics' actual results may differ materially from the results discussed in these forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed below.

IF UNITED THERAPEUTICS' PRODUCTS FAIL IN CLINICAL STUDIES, UNITED THERAPEUTICS WILL BE UNABLE TO OBTAIN FDA APPROVAL AND WILL NOT BE ABLE TO SELL THOSE PRODUCTS.

         In order to sell its products, United Therapeutics must receive regulatory approval for its products. To obtain those approvals, United Therapeutics must conduct clinical studies demonstrating that the drug and the delivery mechanism for the drug are safe and effective. If United Therapeutics cannot obtain FDA approval for a product, that product cannot be sold and United Therapeutics' revenues will suffer. United Therapeutics has started Phase III clinical studies for Uniprost for advanced pulmonary hypertension and Phase II clinical studies for Uniprost for late-stage peripheral vascular disease. United Therapeutics has completed patient enrollment in two Phase III clinical trial programs to treat advanced pulmonary hypertension with Uniprost, is beginning a Phase III clinical trial program to treat early-stage peripheral vascular disease with beraprost and is beginning a Phase III clinical trial program to treat early-stage pulmonary hypertension with beraprost. United Therapeutics is still developing studies for its other products and has only completed pre-clinical studies for a recently acquired drug delivery mechanism. Although United Therapeutics' products, such as Uniprost and beraprost, appear promising based on clinical studies to date, they may not be successful in later clinical studies. United Therapeutics' ongoing clinical studies might be delayed or halted for various reasons, including:

         - The drug is not effective, or physicians think that the drug is not effective;

         -        Patients experience severe side effects during treatment;

         - Patients die during the clinical study because their disease is too advanced or because they experience medical problems that are not related to the drug being studied;

         - Patients do not enroll in the studies at the rate United Therapeutics expects; and

         - Drug supplies are not sufficient to treat the patients in the studies.

         In addition, the FDA and foreign regulatory authorities have substantial discretion in the approval process. The FDA and foreign regulatory authorities may not agree that United Therapeutics has demonstrated that its products are safe and effective.

IF UNITED THERAPEUTICS CANNOT MAINTAIN REGULATORY APPROVALS FOR ITS PRODUCTS, IT CANNOT SELL THOSE PRODUCTS AND ITS REVENUES WILL SUFFER.

         The process of obtaining and maintaining regulatory approvals for new drugs is lengthy, expensive and uncertain. The manufacturing, distribution, advertising and marketing of these products are subject to extensive regulation. Any new product approvals United Therapeutics receives in the future could include significant restrictions on the use or marketing of United Therapeutics' products. Product approvals, if granted, can be withdrawn for failure to comply with regulatory requirements or upon the occurrence of adverse events following commercial introduction of the products. If approvals are withdrawn for a product, United Therapeutics cannot sell that product and its revenues will suffer. In addition, governmental authorities could seize United Therapeutics' products or force United Therapeutics to recall its products. Finally, United Therapeutics and its officers and directors could be subject to civil and criminal penalties.

UNITED THERAPEUTICS HAS A HISTORY OF LOSSES AND MAY NOT BE PROFITABLE.

         United Therapeutics has lost money since its inception in 1996, and its accumulated deficit was approximately $49.3 million at December 31, 1999. United Therapeutics expects to incur substantial additional losses over the next several years, whether or not it generates revenue, as it expands clinical studies and continues to develop its products. United Therapeutics expects its quarterly and annual operating results to fluctuate, depending primarily on the following factors:

         - Timing of regulatory approvals and commercial sales of its products;

         -        Level of patient demand for its products;

         -        Timing of payments to licensors and corporate partners; and

         -        Timing of investments in new technologies.

         All of United Therapeutics' products are in clinical studies, and United Therapeutics is not yet selling any products. United Therapeutics might not obtain regulatory approvals for its products, including its lead products, Uniprost and beraprost, and may not be able to sell its products commercially. Even if United Therapeutics sells its products, United Therapeutics may not ever be profitable and may not be able to sustain any profitability it achieves. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

DISCOVERIES OR DEVELOPMENTS OF NEW TECHNOLOGIES BY OTHERS MAY MAKE UNITED THERAPEUTICS' PRODUCTS OBSOLETE.

         Other companies may conduct research, make discoveries or introduce new products that render all or some of United Therapeutics' technologies and products obsolete or not commercially viable. Researchers are continually learning more about pulmonary and vascular diseases that may lead to new technologies to treat the diseases. In addition, alternative approaches to treating chronic diseases, such as gene therapy, may make United Therapeutics' products obsolete or noncompetitive.

UNITED THERAPEUTICS' PRODUCTS MAY NOT BE COMMERCIALLY SUCCESSFUL BECAUSE PHYSICIANS AND PATIENTS MAY NOT ACCEPT THEM.

         Even if regulatory authorities approve United Therapeutics' products, those products may not be commercially successful. United Therapeutics expects that most of its products, including Uniprost, will be very expensive. Patient acceptance of and demand for United Therapeutics' products will depend largely on the following factors:

         - Acceptance by physicians and patients of United Therapeutics' products as safe and effective therapies;

         - Reimbursement of drug and treatment costs by third-party payors;

         -        Pricing of alternative products;

         - Convenience and ease of administration of United Therapeutics' products; and

         - Prevalence and severity of side effects associated with United Therapeutics' products.

IF THIRD-PARTY PAYORS WILL NOT REIMBURSE PATIENTS FOR UNITED THERAPEUTICS' DRUG PRODUCTS, SALES WILL SUFFER.

         United Therapeutics' commercial success will depend in part on third-party payors agreeing to reimburse patients for the costs of United Therapeutics' products. Third-party payors frequently challenge the pricing of new drugs. United Therapeutics expects that its products will be very expensive. Third-party payors may not approve United Therapeutics' products for reimbursement.

         If third-party payors do not approve a United Therapeutics' product for reimbursement, sales will suffer as patients will opt for a competing product that is approved for reimbursement.

UNITED THERAPEUTICS RELIES ON THIRD PARTIES TO DEVELOP, MARKET, DISTRIBUTE AND SELL ITS PRODUCTS AND THOSE THIRD PARTIES MAY NOT PERFORM.

         United Therapeutics does not have the ability to independently conduct clinical studies, obtain regulatory approvals, market, distribute or sell its products and intends to rely on experienced third parties to perform all of those functions. United Therapeutics may not locate acceptable contractors or enter into favorable agreements with them. If third parties do not successfully carry out their contractual duties or meet expected deadlines, United Therapeutics will be unable to get marketing approvals and will be unable to sell its products. MiniMed Inc. is United Therapeutics' exclusive partner for the subcutaneous delivery of Uniprost using the MiniMed Inc. microinfusion device in the field of pulmonary hypertension. In cooperation with United Therapeutics, MiniMed will be responsible for marketing, sales and customer service. United Therapeutics is dependent on MiniMed's experience, expertise and performance to successfully market and sell Uniprost for pulmonary hypertension. If MiniMed is unsuccessful in its efforts, United Therapeutics' revenues will suffer. See "The MiniMed Strategic Alliance."

UNITED THERAPEUTICS HAS LIMITED EXPERIENCE WITH MANUFACTURING AND DEPENDS ON THIRD PARTIES, WHO MAY NOT PERFORM, TO SYNTHESIZE AND MANUFACTURE MANY OF ITS PRODUCTS.

         United Therapeutics itself has limited experience with manufacturing. In October 1999, United Therapeutics acquired SynQuest, Inc., a company that manufactured Uniprost for United Therapeutics. Prior to this acquisition United Therapeutics had no experience with manufacturing. Although in connection with the acquisition of SynQuest, United Therapeutics retained the employees and managers of SynQuest, United Therapeutics may be unsuccessful in developing and maintaining drug manufacturing operations. United Therapeutics is highly dependent on SynQuest's current management and key scientific and technical personnel, including Dr. Robert M. Moriarty, President and Chief Scientific Officer.

         United Therapeutics relies on third parties for the manufacture of all its other products. United Therapeutics is relying on Cook Imaging Corporation for the formulation of Uniprost. United Therapeutics relies on Magellan Laboratories Incorporated to test the purity and stability of each batch of Uniprost. United Therapeutics relies exclusively on Toray Industries, Inc. to manufacture beraprost and on Global Medical Enterprises Ltd. to supply Ketotop. United Therapeutics' manufacturing strategy presents the following risks:

         - The manufacturing processes for some of United Therapeutics' products have not been tested in quantities needed for commercial sales;

         - Delays in scale-up to commercial quantities could delay clinical studies, regulatory submissions and commercialization of United Therapeutics' products;

         - A long lead time is needed to manufacture Uniprost, and the manufacturing process is complex;

         - United Therapeutics and manufacturers of United Therapeutics' products are subject to the FDA's good manufacturing practices regulations and similar foreign standards, and although United Therapeutics controls compliance issues with respect to the work formerly conducted by SynQuest, the company does not have control over compliance with these regulations by its third-party manufacturers;

         - If United Therapeutics has to change to another manufacturing contractor or abandon its captive manufacturing operations, FDA and comparable foreign regulators would require new testing and compliance inspections and the new manufacturer would have to be educated in the processes necessary for the production of the affected product;

         - Without satisfactory long-term agreements with its manufacturers, United Therapeutics will not be able to develop or commercialize its products, other than Uniprost, as planned or at all and will have to rely solely on the manufacturing capacity the company acquired through SynQuest;

         - Without substantial experience in operating a manufacturing facility, United Therapeutics may not be able to successfully manufacture Uniprost; and

         - United Therapeutics may not have intellectual property rights, or may have to share intellectual property rights, to many improvements in the manufacturing processes or new manufacturing processes for its products.

         Any of these factors could delay clinical studies or commercialization of United Therapeutics' products, entail higher costs and result in United Therapeutics being unable to effectively sell its products. See "Government Regulation."

IF THE LICENSES UNITED THERAPEUTICS DEPENDS ON ARE BREACHED OR TERMINATED, UNITED THERAPEUTICS WOULD LOSE ITS RIGHT TO DEVELOP AND SELL THE PRODUCTS COVERED BY THE LICENSES.

         United Therapeutics acquires or licenses drugs which have been discovered and initially developed by others. In addition, United Therapeutics has obtained and will be required to obtain licenses to third-party technology to conduct its business, including licenses for its products and a license for the MiniMed microinfusion device. This dependence on licenses has the following risks:

         - United Therapeutics may not be able to obtain future licenses at a reasonable cost or at all;

         - If any of United Therapeutics' licenses are terminated, United Therapeutics will lose its rights to develop and market some or all of its products;

         - The licenses that United Therapeutics holds generally provide for termination by the licensor in the event United Therapeutics breaches the license agreement, including by failing to pay royalties and other fees on a timely basis;

         - In the event that Glaxo Wellcome or Pharmacia & Upjohn terminate their agreements, United Therapeutics will have no further rights to utilize their patents or trade secrets to develop and commercialize Uniprost; and

         - If licensors fail to maintain the intellectual property licensed to United Therapeutics as required by most of United Therapeutics' license agreements, United Therapeutics may lose its rights to develop and market some or all of its products and may be forced to incur substantial additional costs to maintain the intellectual property itself or force the licensor to do so.

IF UNITED THERAPEUTICS' PATENT AND OTHER INTELLECTUAL PROPERTY PROTECTION IS INADEQUATE, UNITED THERAPEUTICS' SALES AND PROFITS COULD SUFFER OR COMPETITORS COULD FORCE UNITED THERAPEUTICS' PRODUCTS COMPLETELY OUT OF THE MARKET.

         The U.S. patent for the UT-15 composition of matter expires in 2000, and the U.S. patent for the method of treating pulmonary hypertension with UT-15 expires in 2009. The U.S. patents for the beraprost composition of matter and synthesis expire in 2003 and 2010. United Therapeutics may not be able to extend these or any other patents. Ketotop is patented in the United States, but not in any other jurisdiction where United Therapeutics has marketing rights. Competitors may develop products based on the same active ingredients as United Therapeutics' products, including UT-15, and market those products after the patents expire, or may design around United Therapeutics' existing patents. If this happens, United Therapeutics' sales would suffer and United Therapeutics' profits could be severely impacted.

         The issued beraprost patents do not cover methods of treating any disease, including pulmonary hypertension or peripheral vascular disease, using beraprost. The issued Ketotop patent in the United States does not cover methods of treating osteoarthritis with Ketotop. Patents may be issued to others which prevent the manufacture or sale of United Therapeutics' products. United Therapeutics may have to license those patents and pay significant fees or royalties to the owners of the patents in order to keep marketing its products. This would cause profits on sales to suffer.

         United Therapeutics has filed a patent application in the United States for the use of UT-15 to treat peripheral vascular disease, but this and other patent applications which have been or may be filed by United Therapeutics may not issue. The scope of any patent that issues may not be sufficient to protect United Therapeutics' technology. The laws of foreign jurisdictions in which United Therapeutics intends to sell its products may not protect the company's rights to the same extent as the laws of the United States.

         In addition to patent protection, United Therapeutics also relies on trade secrets, proprietary know-how and technology advances. United Therapeutics enters into confidentiality agreements with its employees and others, but these agreements may not be effective in protecting the company's proprietary information. Others may independently develop substantially equivalent proprietary information or obtain access to United Therapeutics' know-how.

         Litigation, which is very expensive, may be necessary to enforce or defend United Therapeutics' patents or proprietary rights and may not end favorably for United Therapeutics. Any of United Therapeutics' licenses, patents or other intellectual property may be challenged, invalidated, canceled, infringed or circumvented and may not provide any competitive advantage to United Therapeutics.

UNITED THERAPEUTICS MAY NOT HAVE, OR MAY HAVE TO SHARE RIGHTS TO, FUTURE INVENTIONS ARISING FROM ITS OUTSOURCING AGREEMENTS AND MAY LOSE POTENTIAL PROFITS OR SAVINGS.

         Pursuant to the MiniMed agreement, any new inventions or intellectual property that arise from United Therapeutics' activities with MiniMed will be owned jointly by United Therapeutics and MiniMed. Under United Therapeutics' agreement with Cortech, any inventions or intellectual property that relate to UT-77 will be owned by the company that employs the person who made the discovery. Under United Therapeutics' agreement with Shearwater Polymers, Inc., any inventions that relate to a non-prostacyclin pegylation method will be owned by Shearwater Polymers, Inc. If United Therapeutics does not have rights to new developments or inventions that arise during the terms of these agreements, or United Therapeutics has to share the rights with others, United Therapeutics will lose the benefit of the new rights which may mean a loss of future profits or savings generated from improved technology.

IF UNITED THERAPEUTICS' HIGHLY QUALIFIED MANAGEMENT AND TECHNICAL PERSONNEL LEAVE THE COMPANY, ITS BUSINESS MAY SUFFER.

         United Therapeutics is highly dependent on its current management and key scientific and technical personnel, including Ms. Martine A. Rothblatt, Chairman of the Board and Chief Executive Officer, Dr. James W. Crow, President and Chief Operating Officer, Dr. Gilles Cloutier, Executive Vice President, Business Development and Treasurer, Shelmer D. Blackburn, Jr., Director of Operations, Dr. Roger Jeffs, Director of Research, Development and Medical, and Dr. Robert M. Moriarty, President and Chief Scientific Officer of SynQuest, Inc., United Therapeutics' manufacturing subsidiary. United Therapeutics does not maintain key person life insurance. United Therapeutics' success will depend in part on retaining the services of its existing management and key personnel and attracting and retaining new highly qualified personnel. Expertise in the field of pulmonary and vascular disease is not generally available in the market, and competition for qualified management and personnel is intense.

UNITED THERAPEUTICS MAY NOT SUCCESSFULLY COMPETE WITH ESTABLISHED DRUG
COMPANIES.

         United Therapeutics competes with established drug companies for funding, access to licenses, personnel and third-party collaborators and during product development. Almost all of these companies have substantially greater financial, marketing, sales, distribution and technical resources, and more experience in research and development, clinical trials and regulatory matters, than United Therapeutics. United Therapeutics is aware of existing treatments that will compete with its products. If United Therapeutics cannot successfully compete with new or existing products, United Therapeutics' marketing and sales will suffer and it may not ever be profitable. See "Competition."

IF UNITED THERAPEUTICS NEEDS ADDITIONAL FINANCING AND CANNOT OBTAIN IT, PRODUCT DEVELOPMENT AND SALES MAY BE LIMITED.

         United Therapeutics may need to spend more money than currently expected because it may need to change its product development plans or product offerings to address difficulties with clinical studies or preparing for commercial sales. United Therapeutics may not be able to obtain additional funds on commercially reasonable terms or at all. If additional funds are not available, United Therapeutics may be compelled to delay clinical studies, curtail operations or obtain funds through collaborative arrangements that may require it to relinquish rights to certain of its products or potential markets.

UNITED THERAPEUTICS MAY NOT HAVE ADEQUATE INSURANCE AND MAY HAVE SUBSTANTIAL EXPOSURE TO PAYMENT OF PRODUCT LIABILITY CLAIMS.

         The testing, manufacture and marketing of human drugs involves product liability risks. Although United Therapeutics has product liability insurance, United Therapeutics may not be able to maintain this product liability insurance at an acceptable cost, if at all, and this insurance may not provide adequate coverage against potential losses. If claims or losses exceed United Therapeutics' liability insurance coverage, United Therapeutics may go out of business.

UNITED THERAPEUTICS' STOCK PRICE COULD BE VOLATILE AND COULD DECLINE.

         The market prices for securities of drug companies are highly volatile, and there are significant price and volume fluctuations in the market that may be unrelated to particular companies' operating performances. United Therapeutics' stock price could decline suddenly due to the following factors:

         -        Results of clinical trials;

         -        Timing of regulatory approvals;

         -        Fluctuations in operating results;

         - Announcements by United Therapeutics or others of technological innovations or new products;

         - Failure to meet estimates or expectations of securities analysts;

         -        Rate of product acceptance;

         -        Developments in patent or other proprietary rights;

         - Public concern as to the safety of products developed by United Therapeutics or by others;

         - Future sales of substantial amounts of common stock by existing United Therapeutics stockholders; and

         -        General market conditions.

FUTURE SALES OF SHARES MAY DEPRESS THE STOCK PRICE.

         If the stockholders sell a substantial number of shares of United Therapeutics' common stock in the public market, or investors become concerned that substantial sales might occur, the market price of the common stock could decrease. Such a decrease could make it difficult for United Therapeutics to raise capital by selling stock or to pay for acquisitions using stock. To the extent outstanding options or warrants are exercised or additional shares of capital stock are issued, existing stockholders may incur additional dilution.

EXISTING DIRECTORS AND EXECUTIVE OFFICERS OF UNITED THERAPEUTICS OWN A SUBSTANTIAL BLOCK OF STOCK AND MIGHT BE ABLE TO DIRECT THE OUTCOME OF MATTERS REQUIRING STOCKHOLDER APPROVAL.

         United Therapeutics' directors and executive officers beneficially own approximately 30 percent of its outstanding common stock. Accordingly, these stockholders as a group might be able to direct the outcome of matters requiring approval by United Therapeutics' stockholders, including the election of its directors. Such stockholder control could delay or prevent a change of control of United Therapeutics.

BECAUSE OF "ANTI-TAKEOVER" PROVISIONS IN UNITED THERAPEUTICS' CERTIFICATE OF INCORPORATION AND BYLAWS, A THIRD PARTY MAY BE DISCOURAGED FROM MAKING A TAKEOVER OFFER WHICH COULD BE BENEFICIAL TO UNITED THERAPEUTICS AND THE PUBLIC STOCKHOLDERS.

         Certain provisions of United Therapeutics' Amended and Restated Certificate of Incorporation and Amended and Restated By-Laws, and the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, could delay or prevent a third party from acquiring United Therapeutics or replacing members of the United Therapeutics board of directors, even if the acquisition or the replacements would be beneficial to United Therapeutics' stockholders. These factors could also reduce the price that certain investors might be willing to pay for shares of the common stock and result in the market price being lower than it would be without these provisions.

IF STOCKHOLDERS DO NOT RECEIVE DIVIDENDS, STOCKHOLDERS MUST RELY ON STOCK APPRECIATION FOR ANY RETURN ON THEIR INVESTMENT IN UNITED THERAPEUTICS.

         United Therapeutics has never declared or paid cash dividends on any of its capital stock. United Therapeutics currently intends to retain its earnings for future growth and therefore does not anticipate paying cash dividends in the future.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The following is a list, as of March 17, 2000, setting forth certain information regarding the executive officers of United Therapeutics. Each executive officer's term will end pursuant to the terms of his or her employment contract or upon his or her earlier resignation or the appointment of a successor.

NAME                                 AGE       POSITION
---------------------------          ---       ----------------------------------------------------------

Martine A. Rothblatt                 45        Chairman, Chief Executive Officer and Director
James W. Crow, Ph.D.                 55        President, Chief Operating Officer and Director
Gilles Cloutier, Ph.D.               54        Executive Vice President, Business Development, Treasurer
                                               and Director
Shelmer D. Blackburn, Jr.            39        Vice President of Operations, Secretary and Director
Fred T. Hadeed                       35        Chief Financial Officer
Paul A. Mahon                        36        Assistant Secretary and General Counsel

         Martine A. Rothblatt, J.D., M.B.A., is a co-founder of United Therapeutics. She has served as Chairman of its Board of Directors and Chief Executive Officer since its inception in 1996. In 1995, Ms. Rothblatt endowed the

PPH Cure Foundation to help find cures for pulmonary hypertension, which afflicts one of her daughters, and continues to manage the foundation. Since 1990, she has helped develop, as an independent consultant, satellite communications businesses, including CD Radio Inc. (now Sirius Satellite Radio Inc.), which she founded and served as Chairman and Chief Executive Officer until December 1992, and WorldSpace Corp., which she co-founded and served as Chief Operating Officer from January 1993 through January 1995. Since February 1995 Ms. Rothblatt has also served as President of Beacon Projects, Inc., a company she incorporated for her satellite communications consulting and real estate management activities, and as Of Counsel to the law firm of Mahon Patusky Rothblatt & Fisher, Chartered. Ms. Rothblatt also serves as Vice Chairman of the Law and Medicine Committee of the International Bar Association and President of the William Harvey Medical Research Foundation. Ms. Rothblatt devotes substantially all of her time to the affairs of United Therapeutics.

         James W. Crow, Ph.D., is a co-founder of United Therapeutics and has served as President and Chief Operating Officer and as a member of its Board of Directors since its inception in 1996. Prior to 1996, Dr. Crow worked for more than 18 years at Glaxo Wellcome Inc., formerly Burroughs Wellcome Co., in positions such as International Project Leader, Associate Medical Director and Senior Clinical Research Scientist. While he was associate director of the Pulmonary II Section, Dr. Crow led the team that developed and obtained FDA approval for Flolan for the treatment of primary pulmonary hypertension patients in September 1995.

         Gilles Cloutier, Ph.D., is a co-founder of United Therapeutics and has served as Executive Vice President, Business Development and Treasurer and as a member of its Board of Directors since its inception in 1996. He also served as Chief Financial Officer from December 1997 to January 2000. Prior to 1996, Dr. Cloutier served as President of CatoPharma Canada, Inc. from April 1992 to February 1997. From April 1990 to April 1992, Dr. Cloutier was the Vice President of Clinical Operations at Quintiles Transnational Corp. Dr. Cloutier has more than 24 years of experience in all phases of the drug development process in the United States, Canada and other international locations.

         Shelmer D. Blackburn, Jr., B.A., is a co-founder of United Therapeutics and has served as Director of Operations, Secretary and a member of its Board of Directors since its inception in 1996. In 1999, Mr. Blackburn was promoted to Vice President of Operations. Prior to 1996, Mr. Blackburn worked for eight years at Glaxo Wellcome Inc., formerly Burroughs Wellcome Co., where he was responsible for the design and management of clinical trials for Flolan, as well as for an artificial surfactant for the treatment of neonatal patients with respiratory distress syndrome.

         Fred T. Hadeed, B.S., C.P.A., was appointed Chief Financial Officer of United Therapeutics in January 2000. Prior to joining United Therapeutics, Mr. Hadeed worked for ten years at KPMG LLP, where he most recently served in their life sciences practice.

         Paul A. Mahon has served as General Counsel and Assistant Secretary of United Therapeutics since its inception in 1996. He has been a principal and managing partner of Mahon Patusky Rothblatt & Fisher, Chartered since its formation in 1993.

ITEM 2.       PROPERTIES

         United Therapeutics currently maintains four facilities. The company's clinical development office is in Research Triangle Park, North Carolina in 5,000 square feet of leased office space. United Therapeutics' corporate office is in Silver Spring, Maryland in an 8,000 square foot building that it owns. The company's subsidiary, Unither Telemedicine Services Corporation, leases approximately 3,000 square feet of office space in the District of Columbia. The company's subsidiary, SynQuest, Inc. leases approximately 10,000 square feet of laboratory and office space in Chicago, Illinois. The Research Triangle Park lease expires in June 2001, the District of Columbia lease expires in February 2001 with an extension at United Therapeutics' option, and the Chicago lease expires in July 2001 with two one year lessee options to extend the lease. United Therapeutics believes these facilities are adequate for its current and planned operations.

         In September 1999, United Therapeutics purchased a building adjacent to its facilities in Silver Spring, Maryland. The building was fully leased to tenants at the time of the purchase. The leases are expected to continue until their expiration, which will be at various dates through 2002.

ITEM 3.       LEGAL PROCEEDINGS

         United Therapeutics is not a party to any legal proceedings.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

MARKET FOR COMMON EQUITY

         United Therapeutics' common stock began trading on the Nasdaq Stock Market's Nasdaq National Market on June 17, 1999 under the symbol "UTHR." Prior to that time, there had been no public market for the common stock. The table below sets forth the high and low closing bid prices for the common stock for the periods indicated:

1999                                                                                      High                 Low
----                                                                                ------------------    ---------------
June 17 - June 30...............................................................         $12.25                $11.63
July 1 - September 30...........................................................          29.88                 12.00
October 1 - December 31.........................................................          46.00                 28.25

         As of March 17, 2000, there were 149 holders of record of common stock. The company estimates that included within the holders of record are approximately 2,300 beneficial owners of common stock. As of March 17, 2000 the closing bid price for the common stock was $68.25.

DIVIDEND POLICY

         United Therapeutics has never paid and does not intend to pay any dividends on the common stock in the foreseeable future but intends to retain any earnings for use in the company's business operations.

RECENT SALES OF UNREGISTERED SECURITIES

         In October 1999, the company issued an aggregate of 101,251 shares of its common stock to the stockholders of SynQuest, Inc. in connection with the acquisition of SynQuest, pursuant to Section 4(2) of the Securities Act of 1933.

         In January 2000, United Therapeutics closed on the sale of 2,500,000 shares of its common stock, in a private placement sale to accredited investors pursuant to Regulation D of the Securities Act of 1933. The aggregate offering price for the common stock was $80,000,000. The investors were Baystar Capital, L.P., BayStar International Ltd., SMALLCAP World Fund, Inc., Franklin Aggressive Growth Fund, Inc., Franklin Biotechnology Discovery Fund, Inc., Galleon Healthcare Partners, L.P., Galleon Healthcare Overseas, Ltd., Putnam Health Sciences Trust, Putnam Capital Appreciation Fund, Putnam Variable Trust - VT Health Sciences Fund, Putnam Investment Funds - Putnam Capital Opportunities Fund, T. Rowe Price New Horizons Fund, Inc., Toronto Dominion Green Line Health Sciences Fund, T. Rowe Price Health Sciences Fund, Inc. and Four Partners.

         In March 2000, United Therapeutics agreed to issue an aggregate of 21,978 shares of its common stock to Synergy Pharmaceuticals, Inc. in partial payment of the purchase price for 15 percent of Synergy's common stock and an option to acquire the remaining outstanding shares of Synergy. The closing is expected by the end of March 2000. United Therapeutics is relying upon Section 4(2) of the Securities Act of 1933 for this issuance.

INITIAL PUBLIC OFFERING USE OF PROCEEDS

         United Therapeutics registered 4,500,000 shares of its common stock and an additional 675,000 shares of its common stock for sale to the underwriters exclusively to cover over-allotments, on Registration Statement on Form S-1, Commission File No. 333-76409. Deutsche Banc Alex. Brown acted as lead manager of the underwriting. A.G. Edwards & Sons, Inc. and Vector Securities International, Inc. acted as co-managers. The Securities and Exchange Commission declared United Therapeutics' registration statement effective on June 17, 1999.

         From October 1, 1999 to December 31, 1999, United Therapeutics temporarily invested all the net proceeds from the offering of the 4,500,000 shares in marketable debt securities. United Therapeutics temporarily invested all of the net proceeds from the sale of the 675,000 over-allotment shares in marketable debt securities and money market funds. The net proceeds from the offering and the over-allotment sale were added to cash equivalents and investments of United Therapeutics on hand at the time of the offering of approximately $9 million. The net proceeds remain temporarily invested and have not yet been applied.

ITEM 6.       SELECTED FINANCIAL DATA

         The following selected consolidated financial data should be read in conjunction with United Therapeutics' consolidated financial statements and related notes included elsewhere in this prospectus and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The historical results are not necessarily indicative of results to be expected for future periods.

                                                                                              PERIOD FROM
                                                                                              JUNE 26, 1996
                                                    YEAR ENDED DECEMBER 31,                   (INCEPTION)
                                 ----------------------------------------------------------   TO DECEMBER 31,
                                       1999                1998                   1997             1996
                                       ----                ----                   ----             ----
CONSOLIDATED STATEMENTS OF
OPERATIONS DATA:                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

Revenues                                   $436                 $54                   $116             $154

Operating expenses:

  Research and development               30,715              11,015                  2,027              100

  General and administrative              4,978               2,366                  1,006               85

   Cost of sales                            164               -----                  -----            -----

                                 ---------------      --------------     ------------------   --------------
    Total operating expenses             35,857              13,381                  3,033              185

    Loss from operations               (35,421)            (13,327)                (2,917)             (31)

Other income (expense):

  Interest income                         1,925                 510                    135                1

  Interest expense                         (58)                (15)                    (8)            -----

  Other, net                                 50               -----                  -----            -----

  Write-down of investment                -----               -----                  (111)            -----
                                 ---------------      --------------     ------------------   --------------
    Total other income, net               1,917                 495                     16                1

    Net loss before income tax         (33,504)            (12,832)                (2,901)             (30)

Income tax                                  (3)                 (3)                  -----            -----
                                 ---------------      --------------     ------------------   --------------

    Net loss                          ($33,507)           ($12,835)               ($2,901)            ($30)
                                 ===============      ==============     ==================   ==============

Net loss per common share --
    basic and diluted (1)               ($2.51)             ($1.54)                ($0.87)          ($0.02)
                                 ===============      ==============     ==================   ==============

Weighted average number of
common shares outstanding -
basic and diluted                       13,374               8,332                  3,339            1,667
                                 ===============      ==============     ==================   ==============

                                                                 AS OF DECEMBER 31,
                                      ----------------------------------------------------------------------
                                          1999                1998                1997                1996
                                          ----                ----                ----                ----
CONSOLIDATED BALANCE SHEET DATA:                                 (in thousands)

Cash, cash equivalents and
short-term investments                 $51,596             $16,802              $5,018                 $94

Total Assets                            59,943              18,747               5,074                 102

Notes and leases payable (2)             1,841                 314               -----               -----

Accumulated deficit                   (49,273)            (15,767)             (2,931)                (30)

Total stockholders' equity              53,566              16,676               4,617                  70

(1) See Note 2 of Notes to Consolidated Financial Statements for a description of the computation of basic and diluted net loss per share.

(2) Includes current portion of notes and leases payable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the financial statements and related notes appearing elsewhere in this Annual Report. The following discussion contains forward-looking statements concerning the cash needed for current research and development contract obligations through the end of 2000 and the adequacy of United Therapeutics' resources to fund operations through 2002. These forward-looking statements reflect the plans and estimated beliefs of management as of the date of this report. Actual results could differ materially from those anticipated in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this Annual Report, particularly in "Risk Factors."

OVERVIEW

         United Therapeutics develops pharmaceuticals to treat vascular diseases including pulmonary hypertension and peripheral vascular disease, as well as selected other chronic conditions. United Therapeutics commenced operations in June 1996 and, since its inception, has devoted substantially all of its resources to its research and development programs. United Therapeutics has generated no product revenues and has funded its operations primarily from the proceeds of the sale of its equity securities. United Therapeutics operates with a minimal number of employees and has contracted with qualified third parties for most pharmaceutical development activities, including certain key aspects of clinical trials.

         United Therapeutics has incurred net losses each year since inception and had an accumulated deficit of $49.3 million at December 31, 1999. United Therapeutics expects to continue to incur net losses and cannot provide assurances that, in the future, it will have product sales or become profitable. United Therapeutics has contracted with various companies and research organizations to coordinate and perform clinical trials and to provide other activities related to the development of its lead product, Uniprost, and other products. It is anticipated that approximately $19.0 million in cash will be used during 2000 under these agreements. These expenses will be funded from existing working capital.

FINANCIAL POSITION

         On June 17, 1999, United Therapeutics completed an initial public offering of 4.5 million shares of common stock at $12.00 per share. The offering closed on June 22, 1999, and United Therapeutics received net proceeds, after deducting underwriting commissions and offering expenses, of approximately $48.9 million. On July 16, 1999, United Therapeutics closed on the sale of 675,000 over-allotment shares to its underwriters and received net proceeds, after deducting underwriting commissions and offering expenses, of approximately $7.5 million. On January 22, 2000, United Therapeutics closed on the sale of 2.5 million shares of common stock at $32 per share and received net proceeds, after deducting underwriting commissions and offering expenses, of approximately $75.0 million.

         Cash and cash equivalents at December 31, 1999 were $18.3 million as compared to $6.8 million at December 31, 1998. Investments in marketable debt securities at December 31, 1999 were $33.3 million as compared to $10.0 million at December 31, 1998. The combined increases in cash, cash equivalents and investments in marketable debt securities of approximately $34.8 million is due to receipt of the net proceeds from the initial public offering and the sale of the over-allotment shares, less amounts used for operations during 2000.

         On October 7, 1999, the company acquired all the outstanding stock of SynQuest, Inc. (SynQuest), an Illinois corporation engaged in the synthesis and manufacture of complex molecules. SynQuest manufactures Uniprost, the company's lead compound. The total cost of this acquisition was approximately $3.2 million, including transaction costs. Cash of $200,000 and 101,251 shares of the company's common stock valued at $2.9 million was paid to the sellers as consideration. At December 31, 1999, goodwill and other intangible assets resulting from the acquisition were approximately $2.7 million net of accumulated amortization of approximately $154,000, as compared to none at December 31, 1998.

         Accounts payable at December 31, 1999 were $2.3 million as compared to $1.7 million at December 31, 1998. This increase in accounts payable is due to clinical trial activities. The notes payable as of December 31, 1999 totaled $1.8 million as compared to $314,000 as of December 31, 1998. A new mortgage note payable was issued in June 1999 for $720,000, the proceeds from which were partially used to pay off the original mortgage note payable. The new mortgage note is secured by the building and property owned by United Therapeutics located at 1110 Spring Street in Silver Spring, Maryland. Another mortgage note payable was issued in September 1999 for $1,078,000, the proceeds from which were used to purchase 1106 Spring Street in Silver Spring, Maryland. That mortgage note is secured by a certificate of deposit in the amount of $512,000 and building and property owned by United Therapeutics located at that address.

         Common stock and additional paid-in capital at December 31, 1999 increased as compared to amounts at December 31, 1998. This increase of approximately $70.4 million was due primarily to the net proceeds of the initial public offering of $48.9 million, sales of common stock through private placements prior to commencement of the initial public offering totaling $2.0 million, stock issued in exchange for an exclusive license agreement totaling $9.0 million, stock issued to purchase SynQuest, Inc. totaling $2.8 million, and approximately $7.5 million in net proceeds from the sale of over-allotment shares to the underwriters.

RESULTS OF OPERATIONS

         YEARS ENDED DECEMBER 31, 1999 AND 1998

         Total revenues for the year ended December 31, 1999 were approximately $436,000, as compared to $54,000 for the year ended December 31, 1998. Approximately $211,000 of these revenues were earned under the "orphan drug" grant awarded by the FDA related to United Therapeutics' development of Uniprost for the treatment of primary pulmonary hypertension. The FDA may designate a product as an "orphan drug" if the drug is one intended to treat a rare disease or condition. Approximately $225,000 of these revenues were earned by SynQuest, United Therapeutics' wholly owned subsidiary, for the synthesis and manufacture of complex molecules.

         Research and development expenses consist primarily of costs to acquire pharmaceutical products for development and amounts paid to contract research organizations, hospitals and laboratories for the provision of services and materials for drug development and clinical trials. Research and development expenses were $30.7 million for the year ended December 31, 1999, as compared to $11.0 million for the year ended December 31, 1998. Approximately $7.1 million of the increase in research and development expenses is related to increased levels of patient enrollment in United Therapeutics' clinical trials of Uniprost. Approximately, $9.1 million of the increase is related to the payment in March 1999 of an up-front licensing fee consisting of common stock valued at $9.0 million and $100,000 in cash to obtain the exclusive rights to develop beraprost, an oral form of prostacyclin, to treat peripheral vascular disease in the United States and Canada. Additionally, $1.7 million of the increase is related to the development of beraprost and other products.

         General and administrative expenses consist primarily of personnel salaries, office expenses and professional fees. General and administrative expenses were $5.0 million for the year ended year ended December 31, 1999, as compared to $2.4 million for the year ended year ended December 31, 1998. This increase was due primarily to increased staffing and related travel to support expanded operations.

         Interest income for the year ended year ended December 31, 1999 was $1.9 million, as compared to $510,000 for the year ended year ended December 31, 1998. This increase was attributable to an increase in the amount of cash available for investing resulting from sales of common stock during 1999, less amounts used for operations.

         YEARS ENDED DECEMBER 31, 1998 AND 1997

         Revenue for the year ended December 31, 1998 was approximately $54,000, as compared to approximately $116,000 for the year ended December 31, 1997. The 1998 revenue was earned under an orphan drug grant awarded by the FDA. The 1997 revenue was earned under a contract relating to primary pulmonary hypertension research.

         Research and development expenses were $11.0 million for the year ended December 31, 1998, as compared to $2.0 million for the year ended December 31, 1997. This increase resulted primarily from higher expenditures of approximately $7.6 million in 1998 associated with the commencement of Phase III clinical trials for United Therapeutics' lead product, Uniprost. In addition, the company paid up-front licensing fees approximating $2.0 million and consisting of common stock, options, warrants and cash to obtain exclusive rights to develop beraprost to treat pulmonary hypertension in the United States and Canada, and UT-77 for all indications worldwide.

         General and administrative expenses were $2.4 million for the year ended December 31, 1998, as compared to $1.0 million for the year ended December 31, 1997. This increase was due primarily to the recruitment and hiring of additional administrative personnel and increased legal and other professional fees associated with license and patent activities and the expansion of United Therapeutics' operations.

         Interest income for the year ended December 31, 1998 was approximately $510,000, as compared to approximately $135,000 for the year ended December 31, 1997. This increase was attributable to an increase in the amount of cash available for investing resulting from $22.9 million in net proceeds from United Therapeutics' private placements of common stock during 1998.

         YEAR ENDED DECEMBER 31, 1997

         United Therapeutics' first full year of operations was 1997. For the year ended December 31, 1997, revenue from operations was approximately $116,000 which was earned under a contract relating to primary pulmonary hypertension research.

         Operating expenses for the year ended December 31, 1997 totaled $3.0 million, of which $2.0 million was for research and development expenses and $1.0 million was for general and administrative expenses.

         Interest income for the year ended December 31, 1997 was approximately $135,000.

LIQUIDITY AND CAPITAL RESOURCES

         Until June 1999, United Therapeutics financed its operations principally through various private placements of common stock. On June 17, 1999, United Therapeutics completed an initial public offering of 4.5 million shares of common stock at $12.00 per share. Net proceeds to United Therapeutics, after deducting underwriting commissions and offering expenses, were approximately $48.9 million. On July 16, 1999, United Therapeutics' closed on the sale of 675,000 over-allotment shares to its underwriters and received net proceeds, after deducting underwriting commissions and offering expenses, of approximately $7.5 million. On January 22, 2000, United Therapeutics closed on the private sale of 2.5 million shares of common stock at $32 per share and received net proceeds, after deducting fees and offering expenses, of approximately $75 million.

         United Therapeutics' working capital at December 31, 1999 was $48.2 million, as compared with $15.1 million at December 31, 1998. Current liabilities at December 31, 1999 were approximately $4.6 million, as compared with $1.8 million at December 31, 1998. United Therapeutics' debt at December 31, 1999 was approximately $1.8 million, as compared with $314,000 at December 31, 1998, and consisted of two mortgage notes, one secured by a certificate of deposit, and both secured by the buildings and property owned by United

Therapeutics located at 1106 - 1110 Spring Street in Silver Spring, Maryland and are due in monthly installments over 30 years.

         Net cash used in operating activities was approximately $23.7 million and $9.6 million for the years ended December 31, 1999 and 1998, respectively. The increase resulted from the expansion of United Therapeutics' operations, particularly with respect to increased costs for the Uniprost trials. For the years ended December 31, 1999 and 1998, United Therapeutics invested approximately $2.0 million and $1.0 million, respectively, in cash for property, plant, and equipment. Net cash provided by financing activities was approximately $59.3 million and $22.9 million for the years ended December 31, 1999 and 1998, respectively. Cash flows from financing activities for the year ended December 31, 1999 were derived primarily from private equity financings in the first quarter, the initial public offering in June, and the sale of the over-allotment shares to the underwriters in July. Cash flows from financing activities for the year ended December 31, 1998 were derived primarily from private equity financings during that year.

         United Therapeutics has contracted with various companies and research organizations to coordinate and perform clinical trials and to provide other activities related to the development of Uniprost and other products. It is anticipated that approximately $19.0 million in cash will be used during 2000 under these agreements. These expenses will be funded from existing working capital. United Therapeutics expects to make approximately $500,000 in milestone payments during 2000. United Therapeutics does not expect to make any royalty payments during 2000.

         United Therapeutics expects that existing capital resources will be adequate to fund its operations through 2002. United Therapeutics' future capital requirements and the adequacy of its available funds will depend on many factors, including:

         -        Regulatory approval of Uniprost and beraprost;

         - Size and scope of its development efforts for additional products

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

         - Development of manufacturing resources or the establishment, continuation or termination of third-party manufacturing arrangements;

         - Development of sales and marketing resources or the establishment, continuation or termination of third-party sales and marketing arrangements; and

         - Establishment of additional strategic or licensing arrangements with other companies.

         As of December 31, 1999, United Therapeutics had available approximately $33.6 million in net operating loss carryforwards and $11.5 million in business tax credit carryforwards for federal income tax purposes that expire at various dates through 2019. United Therapeutics' ability to utilize its net operating loss and general business tax credit carryforwards may be limited in the future if it is determined that United Therapeutics experienced an ownership change, as defined in Section 382 of the Internal Revenue Code, as a result of prior transactions and/or future transactions. However, these net operating loss and general business tax credit carryforwards, if subject to limitation arising from an earlier
Section 382 ownership change, would be fully available to offset income and taxes, as applicable, during their carryforward lives.

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

ITEM 7A:      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         None.

ITEM 8:       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         UNITED THERAPEUTICS CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of KPMG LLP, Independent Auditors.................................................................. F-2

Consolidated Balance Sheets as of December 31, 1999 and 1998.............................................. F-3

Consolidated Statements of Operations for the three years ended December 31, 1999......................... F-4

Consolidated Statements of Stockholders' Equity for the three years ended December 31, 1999............... F-5

Consolidated Statements of Cash Flows for the three years ended December 31, 1999......................... F-6

Notes to Consolidated Financial Statements................................................................ F-7

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
    United Therapeutics Corporation:

    We have audited the accompanying consolidated balance sheets of United Therapeutics Corporation and subsidiaries (the Company) as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Therapeutics Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1999, in conformity with generally accepted accounting principles.

KPMG LLP

McLean, Virginia
February 25, 2000

                         UNITED THERAPEUTICS CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                                 DECEMBER 31,
                                                                                 ------------
                                                                         1999                   1998
                                                                         ----                   ----
ASSETS
Current assets:
  Cash and cash equivalents                                           $18,279,883            $6,779,067
  Investments (note 9)                                                 33,315,914            10,023,190
  Accounts receivable                                                     362,268                53,750
  Prepaid expenses                                                         79,981                    --
  Other current assets                                                    618,317                    --
                                                                      -----------            ----------

     Total current assets                                              52,656,363            16,856,007
                                                                      -----------            ----------

Property, plant, and equipment (notes 3 and 8):
  Land                                                                    421,431               134,370
  Buildings and improvements                                            2,420,644               866,322
  Furniture and equipment                                               1,152,230               416,881
                                                                      -----------            ----------
                                                                        3,994,305             1,417,573
  Less -- accumulated depreciation                                      (202,788)              (50,065)
                                                                      -----------            ----------

     Property, plant, and equipment, net                                3,791,517             1,367,508
                                                                      -----------            ----------

Certificate of deposit                                                    539,545               509,506
Goodwill and other intangible assets, net (note 11)                     2,690,533                    --
Deferred offering costs                                                   159,418                    --
Other                                                                     105,759                13,817
                                                                      -----------            ----------

     Total assets                                                     $59,943,135           $18,746,838
                                                                      ===========            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                     $2,348,090            $1,707,103
  Accrued expenses (note 13)                                            2,107,805                14,161
  Payroll taxes withheld                                                   64,537                33,629
  Current portion of notes and leases payable (note 8)                     56,786                 4,098
                                                                      -----------            ----------

     Total current liabilities                                          4,577,218             1,758,991

Notes and leases payable, excluding current portion
  (note 8)                                                              1,783,705               310,262
Other liabilities                                                          16,662                 1,759
                                                                      -----------            ----------

     Total liabilities                                                  6,377,585             2,071,012
                                                                      -----------            ----------

Commitments and contingencies (notes 5 and 10)

Stockholders' equity (note 6):
   Preferred stock, par value $.01, 10,000,000 shares authorized
           at December 31, 1999 and 1998, no shares issued                     --                    --
   Common stock, par value $.01, 100,000,000 and 50,000,000
           shares authorized at December 31, 1999 and 1998,
           respectively, 16,003,218 and 10,115,597 shares issued
           and outstanding at December 31, 1999 and 1998,
           respectively (note 14)                                         160,032               101,156
   Additional paid-in capital                                         102,678,916            32,341,370
   Accumulated deficit                                               (49,273,398)           (15,766,700)
                                                                      -----------            ----------

         Total stockholders' equity                                    53,565,550            16,675,826
                                                                      -----------            ----------


         Total liabilities and stockholders' equity                   $59,943,135           $18,746,838
                                                                      ===========            ==========



          See accompanying notes to consolidated financial statements.

                        UNITED THERAPEUTICS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEAR ENDED DECEMBER 31,
                                                                -----------------------
                                                            1999            1998            1997
                                                            ----            ----            ----
Revenues:
   Sales                                                $225,245     $         --       $        --
   Grant revenue (note 3)                                211,250           53,750           115,909
                                                   -------------    -------------      ------------
       Total revenues                                    436,495           53,750           115,909
                                                   -------------    -------------      ------------

Operating expenses:
  Research and development                            30,715,255       11,015,053         2,026,718
  General and administrative                           4,977,983        2,366,494         1,006,354
  Cost of sales                                          164,147               --                --
                                                   -------------    -------------      ------------

    Total operating expenses                          35,857,385       13,381,547         3,033,072
                                                   -------------    -------------      ------------

    Loss from operations                            (35,420,890)     (13,327,797)       (2,917,163)

Other income (expense):

  Interest income                                      1,925,326          510,068           134,726
  Interest expense                                      (57,744)         (14,570)           (8,334)
  Other - net                                             50,064               --                --
  Write-down of investment (note 9)                           --               --         (110,453)
                                                   -------------    -------------      ------------

    Total other income                                 1,917,646          495,498            15,939
                                                   -------------    -------------      ------------

        Net loss before income tax                  (33,503,244)     (12,832,299)       (2,901,224)
Income tax (note 7)                                      (3,454)          (3,100)                --
                                                   -------------    -------------      ------------

    Net loss                                       ($33,506,698)    ($12,835,399)      ($2,901,224)
                                                   =============    =============      ============

Net loss per common share --
  basic and diluted                                      ($2.51)          ($1.54)           ($0.87)
                                                   =============    =============      ============

Weighted average number of
  common shares outstanding
  -- basic and diluted                                13,374,294        8,321,749         3,339,437
                                                   =============    =============      ============

          See accompanying notes to consolidated financial statements.

                        UNITED THERAPEUTICS CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                  ADDITIONAL

                                                        COMMON STOCK               PAID-IN
                                                        ------------                            ACCUMULATED

                                                        SHARES      AMOUNT          CAPITAL      DEFICIT        TOTAL
                                                        ------      ------          -------      -------        -----


Balance, December 31, 1996                            1,666,663      $16,667         $83,333       ($30,077)        $69,923

Issuance of common stock                              3,900,078       39,001       6,881,149              --      6,920,150
Conversion of loan principal and accrued interest
  into common stock                                     309,428        3,094         505,240              --        508,334
Stock issued in exchange for services                     6,664           67          19,933              --         20,000
Net loss                                                     --           --              --     (2,901,224)    (2,901,224)
                                                     ----------    ---------   -------------   -------------   ------------

Balance, December 31, 1997                            5,882,833       58,829       7,489,655     (2,931,301)      4,617,183

Issuance of common stock                              4,028,404       40,284      22,864,247              --     22,904,531
Stock issued in exchange for services                    37,694          376         131,709              --        132,085
Stock issued for exclusive license agreement            166,666        1,667       1,498,333              --      1,500,000
Options and warrants issued for exclusive license
  agreements                                                 --           --         353,000              --        353,000
Options issued in exchange for services                      --           --           4,426              --          4,426
Net loss                                                     --           --              --    (12,835,399)   (12,835,399)
                                                     ----------    ---------   -------------   -------------   ------------

Balance, December 31, 1998                           10,115,597      101,156      32,341,370    (15,766,700)     16,675,826

Issuance of common stock through private sales          111,370        1,114       1,989,251              --      1,990,365
Issuance of common stock through initial public
  offering                                            4,500,000       45,000      48,826,737              --     48,871,737
Issuance of common stock to underwriters for
  over-allotment shares                                 675,000        6,750       7,507,759              --      7,514,509
Stock issued for exclusive license agreement            500,000        5,000       8,995,000              --      9,000,000
Stock issued for acquisition of SynQuest, Inc.          101,251        1,012       2,802,051              --      2,803,063
Options issued in exchange for services                      --           --         216,748              --        216,748
Net loss                                                     --           --            --      (33,506,698)   (33,506,698)
                                                     ----------    ---------   -------------   -------------   ------------

Balance, December 31, 1999                           16,003,218     $160,032    $102,678,916   ($49,273,398)    $53,565,550
                                                     ==========    =========   =============   =============   ============


          See accompanying notes to consolidated financial statements.

                                       UNITED THERAPEUTICS CORPORATION

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              YEAR ENDED DECEMBER 31,

                                                                      1999                1998                 1997
                                                                      ----                ----                 ----
Cash flows from operating activities:
 Net loss                                                          ($33,506,698)       ($12,835,399)        ($2,901,224)
 Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depreciation and amortization                                        311,150              35,497              13,400
   Loss on disposals of equipment                                         9,168                  --                  --
   Stock issued for exclusive license agreement                       9,000,000           1,500,000                  --
   Stock and options issued in exchange for services                    216,748             136,511              20,000
   Options and warrants issued for exclusive license
       agreements                                                            --             353,000                  --
   Interest accrued on convertible loan                                      --                  --               8,334
   Write-down of investment                                                  --                  --             110,453
   Amortization of discount on investments                          (1,561,899)            (23,229)                  --
 Changes in operating assets and liabilities,
   net of effects of acquisitions:
     Accounts receivable                                               (79,554)            (53,750)                  --
     Prepaid expenses                                                  (69,679)                  --                  --
     Other current assets                                             (221,405)                  --                  --
     Other noncurrent assets                                           (91,942)            (10,214)                 118
     Accounts payable                                                   221,710           1,323,601             363,515
     Accrued expenses                                                 2,068,606            (27,770)              41,931
     Payroll taxes withheld                                             (4,263)               5,716              18,560
     Other liabilities                                                   14,903                  --                  --
                                                                 --------------       -------------        ------------

   Net cash used in operating activities                           (23,693,155)         (9,596,037)         (2,324,913)
                                                                 --------------       -------------        ------------

Cash flows used in investing activities:
    Purchases of property, plant, and equipment                     (1,994,620)         (1,033,953)            (60,651)
    Proceeds from disposals of property, plant and equipment              2,350                  --                  --
    Acquisition of SynQuest, Inc., net of cash acquired               (312,626)                  --                  --
    Purchases of investments and certificates of
      deposit                                                     (114,325,864)        (10,509,467)           (110,453)
    Sales and maturities of investments                              92,565,000                  --                  --
                                                                 --------------       -------------        ------------

   Net cash used in investing activities                           (24,065,760)        (11,543,420)           (171,104)
                                                                 --------------       -------------        ------------

Cash flows from financing activities:
   Proceeds from issuance of common stock                            58,376,611          22,904,531           6,920,150
   Deferred offering costs                                            (159,418)                  --                  --
   Proceeds from convertible loan and notes payable                   1,798,000                  --             500,000
   Payments of principal on notes payable                             (742,907)             (2,771)                  --
   Principal payments under capital lease obligations                  (12,555)             (1,381)                  --
                                                                 --------------       -------------        ------------

   Net cash provided by financing activities                         59,259,731          22,900,379           7,420,150
                                                                 --------------       -------------        ------------


   Net increase in cash and cash equivalents                         11,500,816           1,760,922           4,924,133

Cash and cash equivalents, beginning of year                          6,779,067           5,018,145              94,012
                                                                 --------------       -------------        ------------

Cash and cash equivalents, end of year                           $   18,279,883       $   6,779,067        $  5,018,145
                                                                 ==============       =============        ============

Supplemental schedule of noncash investing and
  financing activities:
    Stock issued for acquisition of SynQuest, Inc.               $    2,803,063       $          --        $         --
                                                                 ==============       =============        ============
    Equipment acquired under a capital lease                     $       16,629       $          --        $         --
                                                                 ==============       =============        ============
    Note payable issued for building                             $           --       $     317,130        $         --
                                                                 ==============       =============        ============

    Loan principal and accrued interest converted
      into common stock                                          $           --       $          --        $    508,334
                                                                 ==============       =============        ============
   Supplemental cash flow information -- cash paid
    for interest                                                 $       57,744       $      14,570        $         --
                                                                 ==============       =============        ============

          See accompanying notes to consolidated financial statements.

                        UNITED THERAPEUTICS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND BUSINESS DESCRIPTION

    United Therapeutics Corporation (the Company) was incorporated on June 26, 1996 under the laws of the State of Delaware. The Company is a pharmaceutical company based in Silver Spring, Maryland and Research Triangle Park, North Carolina, that is focused on clinical development and commercialization of in-licensed compounds for the treatment of life-threatening diseases characterized by high chronic care costs. The initial focus of the Company is the development of therapies to treat patients with pulmonary hypertension, a generally fatal disorder of the pulmonary arteries with no adequate long-term therapies. All of the Company's products are currently in clinical trial programs.

    The Company has four wholly owned subsidiaries: SynQuest, Inc., Lung Rx, Inc., Unither Pharmaceuticals, Inc. (UPI) and Unither Telemedicine Services Corporation (UTSC).

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the financial statements of United Therapeutics Corporation and its four wholly owned subsidiaries. All significant intercompany balances and transactions were eliminated in consolidation.

    CASH EQUIVALENTS

    Cash equivalents consist of highly liquid investments with original maturities of three months or less. Cash equivalents consist of money market funds and certificates of deposit and amount to $18,244,189 and $6,769,034 at December 31, 1999 and 1998, respectively.

    PROPERTY, PLANT, AND EQUIPMENT

    Property, plant, and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

    Estimated useful lives of the assets are as follows:

Building and improvements...............    39 years
Furniture and equipment.................    3-10 years
Leasehold improvements..................    Life of
                                            the lease

    RESEARCH AND DEVELOPMENT

    Research and product development costs are expensed as incurred.

    LICENSED TECHNOLOGY

    Costs incurred in obtaining the license rights to technology in the research and development stage and that have no alternative future uses are expensed as incurred and in accordance with the specific contractual terms of the applicable license agreements.

                         UNITED THERAPEUTICS CORPORATION

    INCOME TAXES

    Income taxes are accounted for in accordance with Financial Accounting Standards Board Statement No. 109 (SFAS No. 109). Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax bases of assets and liabilities and are measured using the tax rates and laws that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

    INVESTMENTS

    The Company's investments are considered held-to-maturity securities. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity and are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method.

      GOODWILL AND OTHER INTANGIBLE ASSETS

    Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and intangible assets of businesses acquired. Goodwill, resulting from the purchase of SynQuest, Inc. (note 11), is being amortized using the straight-line method over five years. Other intangible assets resulting from this purchase relate to covenants not to compete and employment agreements and were determined on the basis of an independent valuation. The covenants not to compete and employment agreements are being amortized over three and four years, respectively, consistent with the terms of the underlying agreements.

    Periodically, the Company reviews the recoverability of goodwill and other intangible assets. The measurement of possible impairment is based primarily on the ability to recover the balance of the goodwill and other intangible assets from expected future operating cash flows on an undiscounted basis. In management's opinion, no material impairment exists at December 31, 1999.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts of cash and cash equivalents, investments, accounts receivables, accounts payable, accrued expenses, and payroll taxes withheld approximate fair value due to their short maturities. The carrying amount of the Company's notes payable approximate fair value, since they are adjustable rate notes.

    LOSS PER COMMON SHARE

    Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Common stock equivalents, consisting of options and warrants, are not included in the calculation as their effect would be anti-dilutive. Accordingly, diluted loss per common share is the same as basic loss per common share.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the

                         UNITED THERAPEUTICS CORPORATION
reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

    STOCK OPTION PLAN

    The Company applies the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to account for its stock options. SFAS No. 123 allows companies to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock options granted as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures of SFAS No. 123. The Company accounts for non-employee stock option awards in accordance with SFAS No. 123.

    SALES

    Sales in 1999 resulted from the synthesis and manufacture of complex compounds by SynQuest, Inc., a wholly owned subsidiary. These sales were generally made under fixed price agreements. The Company recognizes revenue based on the percentage-of-completion method. Billings in excess of amounts recognized as revenues are reported as deferred revenues. Losses on these contracts, if any, are recognized as soon as they are anticipated.

    GRANT REVENUE

    Grant revenues in 1997 resulted primarily from a grant from the PPH Cure Foundation (see note 3). Grant revenues in 1998 and 1999 resulted from an orphan drug grant from the United States Food and Drug Administration (the FDA orphan drug grant) to fund ongoing research related to UT-15. The FDA orphan drug grant is a cost reimbursement award covering a two-year period beginning September 30, 1998. The FDA has committed funding totaling $415,000. This grant has no milestones or significant deliverables other than the submission of periodic technical reports. The Company recognizes revenues under the FDA orphan drug grant when they are realizable and earned and only to the extent allowable expenses are incurred. Recognized revenues are not contingent upon future performance obligations and are not refundable to the FDA since they represent reimbursements for past services and are not dependent on the outcome of the research. Accounts receivable of $50,000 and $53,750 at December 31, 1999 and 1998, respectively, were for unbilled costs incurred. Amounts billed are subject to audit by the FDA and could result in potential disallowances. Such disallowances, if any, are not expected to be material.

    DEFERRED OFFERING COSTS

    Costs incurred in connection with the Company's planned sale of common stock in a private placement are deferred and reported as assets in the accompanying balance sheets (see note 14). Upon successful completion of the sale, these deferred offering costs will be netted against the additional paid-in capital resulting from the sale.

    CONCENTRATIONS OF SUPPLIERS

    The Company currently relies on a single supplier to test the purity and stability of each batch of Uniprost and a single supplier for the delivery device to administer Uniprost to patients. Although there are a limited number of companies that could replace each of these suppliers, management believes that other suppliers could provide similar services and materials. A change in suppliers, however, could cause a delay in distribution of Uniprost, and in the conduct of clinical trials, which would adversely affect the Company's research and development efforts.

    Similarly, the Company relies solely on Toray for the manufacture of beraprost and solely on Global Medical Enterprises for the manufacture of Ketotop under exclusive licensing agreements (see note 4). If these agreements were to terminate, the Company would have no other source for these compounds.

                         UNITED THERAPEUTICS CORPORATION

3.  RELATED PARTY TRANSACTIONS

    REVENUE

    During 1997, the Company earned substantially all of its revenue from a grant from the PPH Cure Foundation (the Foundation). A director of the Foundation is also the Chairman and CEO of the Company. This grant terminated at the end of March 1997. Total revenue earned from the Foundation's grant was $115,909 for the year ended December 31, 1997.

    BUILDING

    In 1998, the Company purchased an office building for its corporate headquarters from Beacon Projects, Inc., an entity owned by the Company's Chairman and CEO. The purchase price, including related expenses, was approximately $581,000.

    OFFICE LEASES

    During 1998, the Company leased office space from Beacon Projects, Inc., a company owned by the Chairman and CEO of the Company. In August 1998, this lease was terminated when the Company purchased the office building from the Chairman and CEO of the Company. Payments made by the Company under this lease totaled $12,000 for the year ended December 31, 1998.

    In March 1999, Unither Telemedicine Services Corporation leased office space from Beacon Projects, Inc. (see note 10).

    LEGAL SERVICES

    During 1999, 1998 and 1997, the Company obtained professional services from a law firm affiliated with the Chairman and CEO and two executive officers. The Company incurred expenses of approximately $338,000, $157,000, and $81,000 during the years ended December 31, 1999, 1998, and 1997, respectively, for services rendered by the law firm.

    RESEARCH AGREEMENT

    During 1998, the Company entered into a cooperative drug discovery agreement with William Harvey Research Limited (WHR) (see note 5). The Chairman and CEO of the Company is president of William Harvey Medical Research Foundation, an affiliate of WHR. Payments made to WHR were approximately $258,000 and $162,000 for the years ended December 31, 1999 and 1998, respectively.

    RECEIVABLE FROM EMPLOYEE

    At December 31, 1999, the Company had a non-interest bearing advance totaling approximately $199,000 due from an employee of a subsidiary. The advance is classified as other current assets in the accompanying balance sheets and will be repaid to the Company in 2000.

                         UNITED THERAPEUTICS CORPORATION

4.  LICENSE AGREEMENTS

    GLAXO WELLCOME ASSIGNMENT

    In January 1997, Glaxo Wellcome Inc. assigned to the Company patents and patent applications for the use of the stable prostacyclin analog, UT-15 for the treatment of pulmonary hypertension and congestive heart failure. Glaxo Wellcome has a right to negotiate a license from the Company if the Company decides to license any part of the marketing rights to a third party. Glaxo Wellcome waived this right with respect to the agreement with MiniMed described below. Under the agreement, Glaxo Wellcome is entitled to certain royalties from the Company for a period of ten years from the date of the first commercial sale of any product containing UT-15 (see note 5). If the Company grants to a third party any license to UT-15, Glaxo Wellcome is also entitled to a percentage of all consideration payable to the Company by such licensee. The Company is responsible for all patent prosecution and maintenance for UT-15.

    PHARMACIA & UPJOHN LICENSE

    In December 1996, Pharmacia & Upjohn Company exclusively licensed to the Company patents and a patent application for the composition and production of the stable prostacyclin analog UT-15. Under the Pharmacia & Upjohn agreement, the Company paid an initial license fee and must make additional milestone payments of up to $3,875,000 for orphan and non-orphan indications of the compound. The Company will make royalty payments between 2.5 and 5.0 percent of net sales, subject to reduction based on required royalty payments to Glaxo Wellcome, to Pharmacia & Upjohn until the later of the expiration of the applicable patent or ten years after the date of the first commercial sale of a product in a country defined as a milestone country under the agreement. The agreement may be terminated earlier by either party in certain circumstances, including upon a material breach by or bankruptcy of the other party, and by the Company at any time upon 60 days' notice to Pharmacia & Upjohn. Pursuant to the agreement, the Company is obliged to use its best efforts to conduct a research and development program in the United States relating to the use of the product containing the compound for at least one indication, and to obtain regulatory approvals and market a product in the United States and such other countries as the Company deems appropriate.

    MINIMED INC.

    The Company entered into an agreement with MiniMed in September 1997 to collaborate in the design, development, and implementation of therapies to treat pulmonary hypertension and peripheral vascular disease utilizing MiniMed products and Uniprost(UT-15). The term of the agreement is for seven years after the FDA grants a new drug approval for Uniprost and will be automatically extended for additional 12-month periods unless otherwise terminated. The agreement is subject to early termination in the event of a material breach or bankruptcy of either party. The Company and MiniMed have established a Management Committee comprised of two representatives from each company to implement the agreement. MiniMed has agreed to establish a dedicated sales force for Uniprost for advanced pulmonary hypertension, take responsibility for marketing and sales of Uniprost to physicians who treat pulmonary hypertension, train patients and care providers in the use of the MiniMed device with Uniprost, provide the MiniMed device, related supplies and customer services to the Company, and assist patients with third party reimbursement.

    The guidelines implementing the agreement provide that the Company will purchase pumps and supplies from MiniMed at a discount off of MiniMed's list prices from time to time. In the event that there are any discoveries or improvements arising out of work performed under the agreement, the parties will have joint ownership of those discoveries or improvements. The guidelines require the Company to purchase its UT-15 infusion pumps exclusively from MiniMed unless MiniMed's infusion pumps fail to receive certain government approvals.

                         UNITED THERAPEUTICS CORPORATION

    TORAY INDUSTRIES LICENSES

    In September 1998, United Therapeutics entered into an agreement with Toray Industries, Inc. obtaining the exclusive right to develop and market beraprost in the United States and Canada for the treatment of pulmonary vascular disease, including pulmonary hypertension, plus certain additional rights of first refusal for other products, therapies or territories. In exchange, United Therapeutics paid Toray cash and 166,666 shares of common stock, and granted Toray an option to purchase an additional 166,666 shares of common stock at an exercise price of $9.00 per share (see note 6). United Therapeutics also agreed to pay Toray milestone payments of up to $750,000. In March 1999, United Therapeutics entered into an agreement with Toray obtaining the exclusive right to develop and market beraprost in the United States and Canada for the treatment of peripheral vascular disease. United Therapeutics paid Toray cash and 500,000 shares of common stock and agreed to pay Toray milestone payments of up to $750,000. License fees expensed as research and development totaled $9,100,000 and $1,785,000 for the years ended December 31, 1999 and 1998, respectively.

    Pursuant to the agreements, United Therapeutics has agreed to pay all costs and expenses associated with undertaking clinical trials, obtaining regulatory approvals and commercializing beraprost in the United States and Canada for the treatment of pulmonary hypertension and peripheral vascular disease. Toray has retained all manufacturing rights for beraprost. United Therapeutics has agreed to purchase beraprost solely from Toray at specified prices based on volume. The agreements each set forth a product development schedule. In the event that development by United Therapeutics falls significantly behind the schedule specified in either agreement, Toray may terminate that agreement. Furthermore, United Therapeutics is responsible under the agreements for achieving minimum annual product net sales as determined in advance by mutual agreement, and in the case of the first two years of commercial sales, minimum net sales of $2.5 million and $5 million. In the event that United Therapeutics is unable to meet any minimum annual net sales requirement for two consecutive years, Toray may convert the exclusive license to a non-exclusive license. United Therapeutics would then be required to share any product marketing rights approved by the FDA with a third-party licensee chosen by Toray. Each agreement expires 10 years following FDA approval of beraprost for the particular disease indication. United Therapeutics may extend each agreement for unlimited 12-month periods with Toray's consent.

    CORTECH LICENSE

    In November 1998, United Therapeutics entered into an agreement with Cortech, Inc. to obtain the exclusive right to develop and market a serine elastase inhibitor compound, now known as UT-77, for all indications worldwide, except for certain dermatological uses. In exchange, United Therapeutics made a cash payment and granted Cortech a warrant to purchase 116,666 shares of common stock, which vests only if United Therapeutics continues developing UT-77 after November 2, 2000, and terminates in November 2004 (see note 6), and agreed to make milestone payments in the event it elects to develop UT-77 after November 2, 2000 of up to $6,450,000 for non-orphan drug indications and pay royalty fees between 6 and 10 percent of UT-77 net sales. License fees expensed as research and development totaled $418,000 for the year ended December 31, 1998. Pursuant to the agreement, United Therapeutics is required to use reasonable efforts to develop and conduct research and pre-clinical and human clinical trials to obtain all regulatory approvals to manufacture, market and commercialize the products that United Therapeutics determines are commercially feasible. In addition, United Therapeutics is responsible for a majority of the costs for prosecuting and maintaining the patent covering UT-77. United Therapeutics may choose to discontinue the development of the products without penalty upon written notice to Cortech if the products do not satisfy United Therapeutics' clinical needs for targeted indications. If United Therapeutics terminates the agreement, however, Cortech will receive an exclusive royalty-free license to use any

                         UNITED THERAPEUTICS CORPORATION
improvements, know-how, data, information or regulatory filings or any other intellectual property arising from United Therapeutics' performance under the agreement. Cortech may terminate the agreement if United Therapeutics does not commence Phase II clinical trials of UT-77 before May 2001, subject to certain exceptions.

    GLOBAL MEDICAL ENTERPRISES AGREEMENT

    In February 1999, United Therapeutics entered into an agreement with Global Medical Enterprises Ltd. and Global Medical Enterprises Ltd., LLC. This agreement gives to United Therapeutics the exclusive right to commercialize and sell Ketotop in the United States, Canada, Mexico, Central America and the Caribbean for treatment of all indications. Global Medical holds these rights under an exclusive sales and distribution agreement with Pacific Pharmaceuticals, Inc., the Korean manufacturer of Ketotop. Both the agreement between United Therapeutics and Global Medical and the agreement between Global Medical and Pacific Pharmaceuticals expire in July 2008. The agreement between United Therapeutics and Global Medical will be extended if Pacific Pharmaceuticals extends its agreement with Global Medical. The agreement is subject to early termination in the event of a material breach or bankruptcy of either party or if the underlying agreement between Global Medical and Pacific Pharmaceuticals is terminated. United Therapeutics has agreed to purchase Ketotop solely from Global Medical. United Therapeutics will pay Global Medical a product purchase price equal to Global Medical's cost of obtaining Ketotop from Pacific Pharmaceuticals plus a profit percentage of between 15 and 23 percent. United Therapeutics and Global Medical will jointly determine Global Medical's compensation for sales in additional territories. United Therapeutics is obligated under its agreement with Global Medical to obtain trademark protection on behalf of Pacific Pharmaceuticals for Ketotop in every jurisdiction where United Therapeutics has marketing rights. The Company expects these costs to be immaterial.

    On December 1, 1999, the Company and Global Medical Enterprises Ltd. formed Ketotop, LLC, a Delaware limited liability company, to commercialize Ketotop in Europe. The Company and Global Medical Enterprises Ltd. each own a one-half interest in Ketotop, LLC and will jointly manage its operations. Global Medical Enterprises Ltd. assigned to Ketotop, LLC, at no cost, the exclusive right to commercialize and sell Ketotop in the European Union. Global Medical Enterprises had received this exclusive right from Pacific Pharmaceuticals Inc. The Company and Global Medical Enterprises Ltd. intend that Ketotop, LLC will sublicense exclusive Ketotop commercialization rights to sublicensees in Europe which will be responsible for the costs of commercializing Ketotop within their subterritories. The Company agreed to provide its clinical data to Ketotop, LLC in return for reciprocal clinical data access from Ketotop, LLC's European sublicensees.

    The Company contributed initial capital of $2,500 to Ketotop, LLC in 1999. The agreement does not require the Company to contribute additional capital.

    SHEARWATER POLYMERS AGREEMENT

    In September 1999, the Company entered into an agreement with Shearwater Polymers, Inc. The agreement grants to the Company the exclusive right to Shearwater's know-how for the design, development, production, and use of a technology known as pegylation to develop and produce sustained release prostacyclin molecules for the possible treatment of pulmonary hypertension, peripheral vascular disease, stroke, heart disease, cancer, and related diseases worldwide. In exchange, the Company paid Shearwater $100,000 in cash and agreed to pay Shearwater milestone payments of up to $2,900,000. Milestone payments will come due upon the achievement of certain product development goals set forth in the agreement and are expected to be paid over a period of approximately six years. The Company also agreed to pay royalties ranging from 2 to 4 percent of net sales from developed products. Minimum annual royalties of $1,000,000 are required commencing with the thirteenth month following government approval of a developed product. License fees expensed as research and development for the year ended December 31, 1999 were $100,000.

                         UNITED THERAPEUTICS CORPORATION

   Under United Therapeutics' agreement with Shearwater, any inventions that relate to the combination of prostacyclin and the pegylation technology, including production methods and therapeutic methods for the treatment of any indication, will be owned solely by United Therapeutics, and any inventions relating to non-protacyclin pegylation methods such as drug formulation or delivery will be owned solely by Shearwater. Both United Therapeutics and Shearwater have filed for U.S. patent applications relating to their respective inventions and each is responsible for prosecuting and maintaining its patent portfolio.

5.  COMMITMENTS

    CLINICAL TRIALS AND OTHER RESEARCH

    The Company has contracted with universities and research organizations to perform clinical trials and other research related to Uniprost and other products. The Company generally pays all expenses incurred in carrying out the clinical trials and research activities. Total expenses under these agreements were approximately $16,600,000, $7,600,000, and $1,700,000 in 1999, 1998, and
1997, respectively. Total payments under these agreements in 2000 are not expected to exceed $19,000,000.

    UNIVERSITY COLLEGE LONDON

    In 1997, the Company entered into a cooperative drug discovery agreement with University College London (UCL) to identify and develop compounds with therapeutic effectiveness against pulmonary hypertension and other diseases treatable by potassium channel compounds. Under the agreement, the Company is required to pay UCL a royalty equal to a percentage of net sales and license fees that the Company earns from discoveries and products developed by UCL. This royalty obligation extends for 15 years or, if later, until any issued patents expire. In 1999, the Company decided not to fund further drug development and terminated the agreement. No discoveries were found as a result of this agreement.

    WILLIAM HARVEY RESEARCH LIMITED

    In 1998, the Company entered into a cooperative drug discovery agreement with William Harvey Research Limited (WHR) to identify and develop an antisense therapy as a potential treatment for pulmonary hypertension. The agreement may be terminated by the Company after 30 months. Under the agreement, the Company is required to pay WHR a royalty equal to a percentage of net sales and license fees that the Company earns from discoveries developed by WHR. This royalty obligation extends for 15 years or, if later, until any issued patents expire.

                         UNITED THERAPEUTICS CORPORATION

    MILESTONE AND ROYALTY PAYMENTS

    The Company has in-licensed certain products under agreements described in note 4. These agreements generally include milestone payments to be paid in cash by the Company upon the achievement of certain product development and commercialization goals set forth in each agreement. Total milestone payments under these agreements may come due approximately as follows:

                 YEAR ENDING DECEMBER 31,
                 2000......................  $   525,000
                 2001......................    1,300,000
                 2002......................    3,650,000
                 2003......................    4,800,000
                 2004 and thereafter.......    4,400,000

    Additionally, certain agreements described in note 4 require the Company to pay royalties. The royalties are generally based on a percentage of net sales or other product fees earned by the Company. Royalties will become due when sales are generated and will range from 2.5 to 30 percent of net product revenues as defined in the respective agreements.

    EMPLOYMENT AGREEMENT

    In April 1999, the Company executed an employment agreement with its CEO. The agreement establishes minimum compensation and benefits for a renewing five year period. The agreement also requires the Company to issue options to the CEO at the end of each of the next five years to purchase a number of shares of common stock equal to one percent of the increase in the Company's market capitalization after the initial public offering over the prior year, divided by 18, subject to certain annual limitations. The exercise price of the options will be 110 percent of the fair market value of a share of common stock on the date of grant, or 100 percent of fair market value if the CEO owns less than 10 percent of the Company's outstanding common stock on the date of grant. If the CEO is terminated without cause or leaves with good reason, she will receive severance equal to three years of base salary plus the value of any vested options.

6.  STOCKHOLDERS' EQUITY

    COMMON STOCK

    The Company was originally capitalized through the issuance of 1,666,663 shares of common stock for $0.06 per share, with a par value of $0.01. In 1997, the number of authorized shares of common stock was increased from 20,000,000 to 50,000,000 shares. Also in 1997, 4,209,506 shares of common stock were issued at prices ranging from $1.20 to $3.00. Of this total, 309,428 shares were issued as a result of the conversion of a loan and accrued interest thereon from the Chairman and CEO of the Company totaling $508,334.

    On December 7, 1997, the Company's board of directors approved a one-for-two reverse stock split of the Company's common stock. All common shares and per share amounts in the accompanying financial statements have been retroactively adjusted to reflect this reverse stock split. Authorized shares and the par values of common and preferred stock were not affected.

    In 1998, the Company issued 4,028,404 shares of common stock for cash at prices ranging from $3.00 to $18.00.

    In January and February 1999, the Company issued 111,370 shares of common stock for cash at a price of $18.00 per share.

                         UNITED THERAPEUTICS CORPORATION

    In April 1999, the Board of Directors authorized the filing of a registration statement with the Securities and Exchange Commission for the sale of up to 6,000,000 shares of common stock. On June 17, 1999, the Company's initial public offering, which involved the sale of 4,500,000 shares of common stock at $12.00 per share, was declared effective by the SEC. The Company closed the initial public offering on June 22, 1999 and received net proceeds, after deducting underwriting commissions and offering expenses, of approximately $48,874,000.

    In April 1999, the Company's Board of Directors and stockholders approved an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of common stock to 100,000,000 shares. On June 11, 1999, the Company increased the total number of authorized shares of common stock to 100,000,000.

    In April 1999, the Company's Board of Directors approved a one-for-three reverse stock split of its outstanding common stock which was effected on June 11, 1999. Authorized shares and the par values of common and preferred stock were not affected by the reverse split. All share and per share amounts in the accompanying financial statements have been retroactively adjusted to reflect the reverse stock split for all periods presented.

    On July 16, 1999, the Company closed on the sale of 675,000 over-allotment shares of common stock to its underwriters. The underwriters' over-allotment option was exercised at the initial public offering price of $12.00 per share. The net proceeds, after deducting underwriting commissions and offering expenses, were approximately $7,515,000.

    PREFERRED STOCK

    A total of 10,000,000 shares of preferred stock with a par value of $0.01 were authorized in 1997. No preferred stock has been issued.

    STOCK AND OPTIONS ISSUED FOR EXCLUSIVE LICENSE AGREEMENTS AND IN EXCHANGE FOR SERVICES

    In 1998 the Company issued 166,666 shares of common stock and options to purchase 166,666 shares of common stock in exchange for an exclusive license agreement. The stock was valued at $1,500,000, based on prices of similar quantities of stock sold to unrelated parties during the period. The options have an exercise price of $9.00 per share, are exercisable immediately, and expire 30 days following the date of the Company's first filing of a New Drug Application in the United States for the licensed product. The fair value of the options was estimated on the date of grant at $185,000 using the Black-Scholes option pricing model with assumptions generally consistent with those used for employee options. The total of $1,685,000 was expensed as research and development in 1998.

    In 1998, the Company issued warrants to purchase 116,666 shares of common stock in exchange for an exclusive license agreement. The warrants have an exercise price of $9.00 per share, are exercisable beginning in November 2000, and expire in November 2004. The fair value of the warrants was estimated on the date of grant at $168,000 using the Black-Scholes option pricing model with assumptions generally consistent with those used for employee options and was expensed as research and development in 1998.

                         UNITED THERAPEUTICS CORPORATION

    In 1998, the Company issued a total of 37,694 shares of common stock in recognition of consulting services rendered during the year. The stock's fair value and related compensation expense (ranging from $3.00 to $9.00) per share was estimated based on prices of similar quantities of stock sold to unrelated parties during the period.

    In March 1999 the Company issued 500,000 shares of common stock in exchange for an exclusive license agreement. The stock was valued at $9,000,000 ($18.00 per share) by the Company based on recent sales at $18.00 per share. The total of $9,000,000 was expensed as research and development in 1999.

    In October 1999, the Company issued 101,251 shares of common stock to purchase all of the outstanding stock of SynQuest, Inc.

    The Company issued options to consultants for services during 1999 and 1998. A total of 38,330 options to purchase common shares, with exercise prices of $16.75 to $30.12, were granted in 1999. A total of 6,333 options to purchase common shares with exercise prices of $15.00 to $18.00, were granted in 1998.

    EMPLOYEE OPTIONS

    The Company's Board of Directors adopted an equity incentive plan (the Plan) effective November 12, 1997. On April 5, 1999 and April 8, 1999, the Company's Board of Directors and stockholders approved an amendment and restatement of the Plan to increase the total number of shares of common stock that may be issued pursuant to the Plan to 14,939,517 shares, including 7,939,517 shares reserved for issuance to the CEO under her employment agreement (see note 5). The Plan provides for the grant of awards, including options, stock appreciation rights, restricted stock awards and other rights as defined in the Plan, to eligible participants. Options granted under the Plan are not transferable and must generally be exercised within 10 years. The price of all options granted under the Plan must be at least equal to the fair market value of the common stock on the date of grant. With respect to any participant who owns 10 percent or more of the Company's outstanding common stock on the date of grant, the exercise price of any incentive stock option granted to that participant must equal or exceed 110 percent of the fair market value of the common stock on the date of grant and the option must not be exercisable for longer than five years. During the year ended December 31, 1997, options to purchase a total of 274,000 shares were granted under this Plan at exercise prices of $3.00 to $16.50. During the year ended December 31, 1998, options to purchase a total of 610,401 shares were granted under this Plan at exercise prices of $3.00 to $19.80. During the year ended December 31, 1999, options to purchase a total of 442,907 shares were granted under this Plan at exercise prices of $12.38 to $35.75.

    An additional 126,666 options have been granted to employees outside of the Plan that have terms between five and ten years.

                         UNITED THERAPEUTICS CORPORATION

    The Company applies APB Opinion No. 25 in accounting for options granted to employees and, accordingly, no compensation expense has been recognized in the financial statements with respect to such options. Had the Company determined compensation expense under SFAS No. 123 based on the fair value at the grant date for its stock options, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                                 YEAR ENDED DECEMBER 31,
                                                 -----------------------

                                           1999            1998           1997
                                       -------------   -------------  ------------
Net loss:
  As reported.......................   $(33,506,698)   $(12,835,399)  $(2,901,224)
  Pro forma.........................   $(34,819,629)   $(12,989,645)  $(2,905,862)
Basic and diluted loss per common
  share:
    As reported.....................   $      (2.51)   $      (1.54)  $     (0.87)
    Pro forma.......................   $      (2.60)   $      (1.56)  $     (0.87)

    The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions generally used for grants in 1999, 1998, and 1997 were:

                                                    YEAR ENDED DECEMBER 31,
                                                    -----------------------
                                1999                       1998                     1997
                              --------                   --------                 ----------
Dividend yield            0 percent                 0 percent                 0 percent
Expected volatility       0.10 percent - 76         0.10 percent              0.10 percent
                          percent
Risk free interest rate   6.0 to 6.55 percent       4.4 to 5.7 percent        4.4 to 5.7 percent
Expected lives             7.5 years                7.5 years                 7.5 years

    A summary of the status of the Company's employee stock options as of December 31, 1999, 1998, and 1997, and changes during the years then ended is presented below:

                                               1998                       1997                    1999
                                       -----------------------    --------------------    ---------------------
                                                     WEIGHTED-               WEIGHTED-                WEIGHTED-
                                                      AVERAGE                 AVERAGE                  AVERAGE
                                                     EXERCISE                EXERCISE                 EXERCISE
                                          SHARES       PRICE      SHARES       PRICE      SHARES        PRICE
                                       ----------    ---------    -------    ---------    -------     ---------

Outstanding at beginning of
  period..........................        878,485      $12.69     274,000    $ 13.77           --      $    --
Granted...........................        569,573       22.81     610,401      12.12      274,000        13.77

Exercised.........................             --          --          --         --           --           --

Forfeited.........................        (35,334)       8.66      (5,916)      3.00           --           --
                                       ----------    --------     -------    -------      -------      --------


Outstanding at end of period......      1,412,724     $ 16.87     878,485     $12.69      274,000       $13.77
                                       ==========    ========     =======    =======      =======      ========


Options exercisable at end of
   period.........................        449,145     $ 11.90     180,318     $ 8.28       21,250       $ 7.80
                                       ==========    ========     =======    =======      =======      ========

Weighted-average fair value
  of options granted
  during the period...............     $    16.69                  $ 3.30                  $ 0.06
                                       ==========                 =======                 =======

                         UNITED THERAPEUTICS CORPORATION

    The following table summarizes information about employee stock options outstanding at December 31, 1999:

                                OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                    ----------------------------------------  -----------------------
                                    WEIGHTED-      WEIGHTED-                WEIGHTED-
                                     AVERAGE        AVERAGE                  AVERAGE
 EXERCISE                           REMAINING      EXERCISE                 EXERCISE
  PRICES              NUMBER   CONTRACTUAL LIFE     PRICE       NUMBER       PRICE
-------------       ---------  ----------------    ---------  ---------     ---------
$        3.00         139,811        4.64           $ 3.00       82,902        $ 3.00
         9.00         202,663        4.44             9.00      150,332          9.00
        12.38           8,000        9.50            12.38       ------         -----
        13.38          25,000        9.50            13.38       10,000         13.38
        15.00         150,664        8.00            15.00       60,502         15.00
        16.50          66,666        3.00            16.50       26,667         16.50
        16.75         201,825        9.50            16.75       30,836         18.00
        18.00         217,162        9.01            18.00       53,572         18.00
        19.80          83,333        8.90            19.80       20,834         19.80
        23.50          10,000       10.00            23.50        2,500         23.50
        27.50         202,600        9.79            27.50       10,000         27.50
        28.75         100,000        5.00            28.75       ------         -----
        35.75           5,000        9.90            35.75        1,000         35.75
-------------       ---------      ------          -------     --------       -------

$3.00 - 35.75       1,412,724        7.44          $ 16.87      449,145        $11.90
=============       =========      ======          =======     ========       =======

7.  INCOME TAXES

    A reconciliation of tax benefit computed at the statutory federal tax rate on losses from operations before income taxes to the actual income tax expense is as follows:

                                            YEAR ENDED DECEMBER 31,
                                            -----------------------

                                       1999           1998            1997
                                  -------------   ------------    ------------
Federal tax provision
  (benefit) computed at
  the statutory rate...........   $(11,391,103)   $(4,362,981)    $(1,015,428)

State tax provision
  (benefit), net of
  federal tax provision
  (benefit)....................     (2,680,260)      (842,180)       (113,936)

Change in the beginning
  of the period valuation
  allowance for deferred
  tax assets allocated to
  tax expenses.................     16,548,175       7,564,698      1,127,859

General business credit
  generated....................     (7,811,718)     (3,005,476)            --

Nondeductible expenses
  and other....................      5,338,360         649,039          1,505
                                   -----------     -----------    -----------
  Total income tax
     expense...................      $   3,454     $     3,100    $        --
                                   ===========     ===========    ===========

                         UNITED THERAPEUTICS CORPORATION

    Deferred income taxes reflect the net effect of net operating loss carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets as of December 31, 1999 and 1998, respectively, are as follows:

                                                            DECEMBER 31,
                                                     --------------------------
                                                         1999          1998
                                                     ------------   -----------
Deferred tax assets:
  Net operating loss carryforwards..............      $12,325,956   $ 4,245,686
  General business credit.......................       11,258,448     3,640,146
  Cumulative effect of using cash basis
     accounting for income tax purposes.........        1,503,180       690,302
  Furniture and equipment principally due to
     differences in depreciation................          (46,666)      (19,164)
  Nonqualified stock options....................          210,837       146,610
                                                      -----------   -----------

     Total deferred tax assets..................       25,251,755     8,703,580
Valuation allowance.............................      (25,251,755)   (8,703,580)
                                                      -----------   -----------

     Net deferred tax assets....................      $        --   $        --
                                                      ===========   ===========

    Based on the weight of available evidence, management has determined that the deferred tax asset amount may not be realized. This is due primarily to the uncertainty of product approvals, future product sales and profitability. The valuation allowance for deferred tax assets increased $16,548,175 and $7,564,698 for the years ended December 31, 1999 and 1998, respectively.

    At December 31, 1999, the Company had net operating loss carryforwards of approximately $33.6 million and business tax credit carryforwards of approximately $11.5 million for federal income tax purposes which expire at various dates from 2011 through 2019. Business tax credits can offset future tax liabilities and arise from qualified research expenditures. United Therapeutics' ability to utilize its net operating loss and general business tax credit carryforwards may be limited in the future if it is determined that United Therapeutics experienced an ownership change, as defined in Section 382 of the Internal Revenue Code, as a result of prior transactions and/or future transactions. However, these net operating loss and general business tax credit carryforwards, if subject to limitation arising from an earlier Section 382 ownership change, would be fully available to offset taxable income and taxes, as applicable, during their carryforward lives.

8.  NOTES AND LEASES PAYABLE

    On April 29, 1998, the Company purchased an office building from a company owned by the Chairman and CEO of the Company for approximately $581,000. At that time, the Company assumed an existing adjustable rate mortgage on the building of approximately $318,000. In June 1999, the Company refinanced the note payable. The outstanding principal totaled approximately $315,000 and was paid in full from the proceeds of a new mortgage note payable. The new mortgage note payable was issued for $720,000 and is payable in monthly installments. This 30-year adjustable rate note had an interest rate of 6.25 percent in effect at December 31, 1999 and is secured by the building and property owned by the Company located at 1110 Spring Street in Silver Spring, Maryland.

    In September 1999, the Company purchased a building adjacent to 1110 Spring Street in Silver Spring, Maryland. The total cost of the building was approximately $1,544,000. The Company issued a mortgage note payable to finance this purchase. The mortgage note payable was issued for $1,078,000 and is payable in monthly installments. This 30-year adjustable rate note had an interest rate of 5.75 percent in effect at December 31, 1999 and is secured by a certificate of deposit in the amount of $512,000 and the building and property owned by the Company located at 1106

                         UNITED THERAPEUTICS CORPORATION

Spring Street in Silver Spring, Maryland. The Company also leased certain equipment under capital leases with interest rates of approximately 6.5 percent and terms up to 4 years.

    Future minimum payments under notes and leases payable are as follows:

                                  NOTES          CAPITAL
                                 PAYABLE         LEASES

YEAR ENDING DECEMBER 31,
2000......................     $   22,644        $ 36,560
2001......................         24,043           8,377
2002......................         25,512           4,962
2003......................         27,069           2,067
2004......................         28,722              --
2005 and thereafter.......      1,664,286              --
                               ----------        --------
                                1,792,276          51,966
Less amount representing
  interest................             --          (3,751)
Less current portion......        (22,644)        (34,142)
                               ----------        --------
                               $1,769,632        $ 14,073
                               ==========        ========

9.  INVESTMENTS

    Investments at December 31, 1998 consisted of a single debt security issued by the Federal Home Loan Mortgage Corporation. Investments at December 31, 1999 consist of a diversified portfolio of corporate and federally sponsored debt securities maturing in 2000. Investments at December 31, 1999 and 1998 are summarized as follows:

                                                             DECEMBER 31,
                                                             ------------
                                                       1999               1998
                                                       ----               ----

Fair value                                       $  33,326,436      $  10,025,887
Amortized cost                                   $  33,315,914      $  10,023,190
Gross unrealized holding gains                   $     527,284      $      25,810

10.  OPERATING LEASES

    The Company leases office space for use in its research and development activities in North Carolina. The initial leases commenced in 1997 and had initial terms of six months. The leases are renewable semi-annually and were renewed in 1998 and 1999.

    In March 1999, a subsidiary of the Company leased office space from a company owned by the Chairman and CEO of the Company (see note 3). The lease expires in 2001 and may be extended for two years. The subsidiary is responsible for base rentals and its proportionate share of common utilities and maintenance. Also in March 1999, the Company leased an automobile for its CEO.

    In September 1999, the Company purchased a building and property located at 1106 Spring Street in Silver Spring, Maryland. The building was fully leased to tenants at the time of the purchase. These leases are expected to continue in operation until their expiration, which will be at various dates through 2002. Additionally, a subsidiary of the Company subleased a portion of its office space to Quantum Medical Corporation (see note 11).

                         UNITED THERAPEUTICS CORPORATION

    Approximate minimum annual rent payments to be paid and received under these noncancelable leases are as follows:

                              RENTS TO       RENTS TO
                              BE PAID      BE RECEIVED
                              -------      -----------
YEAR ENDING DECEMBER 31,

2000......................   $ 205,627       $ 184,316

2001......................     142,011         129,705

2002......................      39,521          30,707

2003......................      12,046           7,605

2004......................       3,046              --

    Total rent expense for the years ended December 31, 1999, 1998, and 1997 was $206,943, $97,033, and $25,340, respectively.

11.  ACQUISITIONS

         WONDERCLICK.COM, INC.

         In July 1999, a subsidiary of Unither Telemedicine Services Corporation
(UTSC) entered into an agreement to form WonderClick.com, Inc. (formerly AboveCable.com, Inc.), a Delaware corporation, to provide Internet access via cable television portals worldwide. This subsidiary received 20 percent of the initial outstanding common stock of WonderClick.com, Inc. and the exclusive rights to offer telemedicine and electronic health services at the portal level. The agreement does not require the UTSC subsidiary to contribute cash or other capital. WorldSpace Corporation purchased a 50 percent common stock shareholding in the new company. The Chairman and CEO of WorldSpace is a major stockholder and Board member of the Company. At December 31, 1999, UTSC's subsidiary's 20 percent investment in WonderClick.com, Inc. had an original cost of zero and was reported at zero. The subsidiary's equity in the underlying net assets was approximately $349,000.

         QUANTUM MEDICAL CORPORATION

         In August 1999, Unither Telemedicine Services Corporation (UTSC) entered into an agreement to form Quantum Medical Corporation, a Delaware corporation, to develop and commercialize millimeter wave wound healing technology. UTSC received approximately 35 percent of the initial outstanding common stock of Quantum Medical Corporation. The Company has agreed to provide the services of its Chief Executive Officer as Co-Chairman of the new company. The agreement does not require UTSC to contribute cash or other capital. From the date of the agreement until September 30, 1999, UTSC provided office space and administrative services pursuant to a lease with Quantum Medical Corporation for $3,000 per month, which terminated on November 1, 1999. At December 31, 1999, UTSC's 35 percent investment in Quantum Medical Corporation had an original cost of zero and was reported at zero. UTSC's equity in the underlying net assets was approximately $158,000.

                         UNITED THERAPEUTICS CORPORATION

        SYNQUEST, INC.

         On October 7, 1999, the Company acquired all the outstanding stock of SynQuest, Inc. (SynQuest), an Illinois corporation engaged in the synthesis and manufacture of complex molecules. SynQuest manufactures UT-15, the Company's lead compound. The total cost of this acquisition was approximately $3.2 million, including transaction costs. Cash of $200,000 and the Company's common stock valued at $2.9 million was paid to the sellers as consideration. A holdback equivalent to $500,000 of the Company's common stock, which will be reduced to $200,000 of the Company's common stock on October 7, 2000, is being held in escrow for unknown liabilities and will be paid to the sellers over four years, subject to certain conditions.

         Goodwill and other intangible assets resulting from the acquisition were approximately $2.8 million and are being amortized in a straight-line manner over periods ranging up to five years. The acquisition was accounted for as a purchase. SynQuest's operations since October 7, 1999 have been included in the Company's consolidated financial statements.

         The following pro forma financial information presents the combined results of operations of the Company and SynQuest as if the acquisition had occurred as of the beginning of 1998 and 1999, after giving effect to certain adjustments, including amortization of goodwill and intercompany sales. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company acquired SynQuest at the beginning of these periods.

                                  YEAR ENDED DECEMBER 31,
                                    1999          1998
                                    ----          ----
Total revenues................  $1,717,000       $1,120,000

Net loss......................($34,125,000)    ($13,598,000)

Loss per share -- basic and
  diluted.....................      ($2.55)          ($1.61)

12.  EMPLOYEES' RETIREMENT PLAN

         Effective January 1, 1999, the Company adopted the United Therapeutics Corporation Employees' Retirement Plan (the Plan), a salary reduction profit sharing plan. Employees employed on July 15, 1999 are eligible to participate in the Plan. The Plan provides for annual discretionary employer contributions. Employees may also contribute to the Plan at their discretion. For the year ended December 31, 1999, no employer contributions were made to the Plan.

13.  ACCRUED EXPENSES

         Accrued expenses consisted of the following at December 31, 1999 and 1998:

                                 DECEMBER 31,

                               1999        1998
                               ----        ----
Professional fees.........  $   123,396  $14,161

Research..................    1,851,437       --
Other.....................      132,972       --
                            -----------  -------
                            $ 2,107,805  $14,161
                            -----------  -------

14.  SUBSEQUENT EVENTS

         SALE OF COMMON STOCK

         In December 1999, the Company agreed to the sale of 2,500,000 shares of common stock at $32.00 per share in a private placement. The private placement closed and settled in January 2000. Net proceeds, after deducting commissions and offering expenses were approximately $75.0 million. The common stock was registered for resale with the SEC in a filing that was declared effective on January 18, 2000.

         UNITED THERAPEUTICS EUROPE, LTD.

         In February 2000, the Company established United Therapeutics Europe, Ltd., a wholly owned subsidiary in the United Kingdom, to facilitate activities in Europe. The new subsidiary has not yet commenced operations.

         STOCK GRANT TO COLUMBIA UNIVERSITY

         In February 2000, the Company agreed to fund a United Therapeutics Chair in Pulmonary Hypertension at Columbia University with a grant of the Company's common stock valued at $1.5 million. The first half of this grant was funded with the issuance of 9,868 shares of the Company's common stock valued at $750,000 based on the closing Nasdaq price on February 10, 2000. The second half of this grant will be funded on February 10, 2001 with a number of shares of the Company's common stock that are then equivalent to $750,000.

         EXCLUSIVE LICENSE AGREEMENT

         In March 2000, Unither Pharmaceuticals, Inc. a wholly owned subsidiary of United Therapeutics, entered into a license agreement with Synergy Pharmaceuticals, Inc. to obtain from Synergy the exclusive worldwide rights to certain patents relating to anti-viral compounds. Unither will pay Synergy, at closing, a $100,000 license fee. In addition, the agreement conditionally requires Unither to pay Synergy milestone payments of up to $22.2 million for each FDA-approved product plus royalties ranging from 6 percent to 12.25 percent, subject to reductions, based on net sales. As part of the transaction, Unither has agreed to acquire 15 percent of the outstanding stock of Synergy for a total of $5 million, payable as $2 million in cash and $3 million in shares of common stock of United Therapeutics, all payable at closing. Unither will acquire an exclusive option to purchase the remaining stock of Synergy. The closing is expected to occur by March 31, 2000, after obtaining the consents of current Synergy shareholders.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required by Item 10 regarding nominees and directors appearing under "Election of Directors" in United Therapeutics' definitive proxy statement for its 2000 annual shareholders meeting (the "2000 Proxy Statement") is hereby incorporated herein by this reference. Information regarding executive officers of United Therapeutics appears in Part I of this Form 10-K under the heading "Executive Officers" and is hereby incorporated herein by this reference.

         Information appearing under "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2000 Proxy Statement is hereby incorporated herein by this reference.

ITEM 11.      EXECUTIVE COMPENSATION

         Information concerning executive compensation required by Item 11 appears under "Management" in the 2000 Proxy Statement and is hereby incorporated herein by this reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information regarding beneficial ownership of United Therapeutics capital stock required by Item 12 appears under "Security Ownership of Certain Beneficial Owners and Management" in the 2000 Proxy Statement and is hereby incorporated herein by this reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information concerning related party transactions required by Item 13 appears under "Certain Relationships and Related Transactions" in the 2000 Proxy Statement and is hereby incorporated herein by this reference.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this report:

         (i)   Consolidated Balance Sheets as of December 31, 1999 and 1998.

         (ii) Consolidated Statements of Operations for the three years ended December 31, 1999.

         (iii) Consolidated Statements of Stockholders' Equity for the three years ended December 31, 1999.

         (iv) Consolidated Statements of Cash Flows for the three years ended December 31, 1999.

         (v)   Notes to Consolidated Financial Statements.

       Exhibits filed as a part of this Form 10-K:

EXHIBIT NO.      DESCRIPTION
-----------      -----------
      3.1        Amended and Restated Certificate of Incorporation of the
                 Registration, incorporated by reference to Exhibit 3.1 of the
                 Registrant's Registration Statement on Form S-1 (Registration
                 No. 333-76409).

      3.2 Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 of the Registrant's Registration
                 Statement (Registration No. 333-76409).

      4.1        Reference is made to Exhibits 3.1 and 3.2.

      4.2 Registration Rights Agreement, dated as of October 30, 1998, by and among the Registrant, Merrill Lynch KECALP L.P. 1997, and
                 Merrill Lynch KECALP International L.P. 1997, incorporated by reference to Exhibit 4.2 of the Registrant's Registration
                 Statement on Form S-1 (Registration No. 333-76409).

      4.3        Form of Common Stock Purchase Agreement, executed as of March
                 1998, by and between the Registrant and each of Community
                 Investment Partners III L.P., LLLP, Mary Ellen and Raul Evelio
                 Perez, Trustees of the Mary Ellen Perez revocable trust dated
                 October 28, 1993, Edward D. Jones & Co., Oakwood Investors I,
                 L.L.C. and James L. Nouss, Jr., incorporated by reference to
                 Exhibit 4.3 of the Registrant's Registration Statement on form
                 S-1 (Registration No. 333-76409).

      4.4 Warrant to purchase shares of United Therapeutics common stock, issued on November 2, 1998 to Cortech, Inc., incorporated by reference to Exhibit 4.4 of the Registrant's Registration
                 Statement on form S-1 (Registration No. 333-76409).

      4.5 Stock Option Grant to purchase shares of United Therapeutics' common stock, issued on September 16, 1998, to Toray
                 Industries, Inc., incorporated by reference to Exhibit 4.5 of the Registrant's Registration Statement on form S-1
                 (Registration No. 333-76409).

      4.6 Registration Rights Agreement, dated as of October 7, 1999, by and among the Registrant and Robert M. Moriarty, Ph.D., Raju
                 Penmasta, Ph.D., Lian Guo, Ph.D., George W. Davis, Esq. and
                 David Moriarty, incorporated by reference to Exhibit 10.2 of the Registrant's Form 10-Q for the period ended September 30, 1999.

      4.7 Form of Purchase Agreement dated as of December 22, 1999, incorporated by reference to Exhibit 4.7 of the Registrant's
                 Registration Statement on form S-1 (Registration No. 333-93853)

     10.1** Amended and Restated Equity Incentive Plan, incorporated by reference to Exhibit 10.1 of the Registrant's Registration
                 Statement on Form S-1 (Registration No. 333-76409).

     10.2 Form of Scientific Advisor Compensation Agreement, incorporated by reference to Exhibit 10.2 of the Registrant's Registration
                 Statement on Form S-1 (Registration No. 333-76409).

     10.3**      Executive Employment Agreement (as amended) dated as of
                 April 2, 1999, between the Registrant and Martine A. Rothblatt, incorporated by reference to Exhibit 10.3 of the Registrant's
                 Registration Statement on Form S-1 (Registration No.
                 333-76409).

     10.4**      Employment Agreement dated July 15, 1996, between the
                 Registrant and James W. Crow, incorporated by reference to
                 Exhibit 10.4 of the Registrant's Registration Statement on Form
                 S-1

                 (Registration No. 333-76409).

     10.5**      Employment Agreement dated April 7, 1996, between the
                 Registrant and Gilles Cloutier, incorporated by reference to
                 Exhibit 10.5 of the Registrant's Registration Statement on Form
                 S-1 (Registration No. 333-76409).

     10.6**      Employment Agreement dated August 1, 1996, between the
                 Registrant and Shelmer Blackburn, Jr., incorporated by reference to Exhibit 10.6 of the Registrant's Registration
                 Statement on Form S-1 (Registration No. 333-76409).

     10.7 First Flight Venture Lease Agreement dated July 1, 1997, between North Carolina Technological Development Authority,
                 Inc. and the Registrant, incorporated by reference to Exhibit
                 10.2 of the Registrant's Registration Statement on Form S-1
                 (Registration No. 333-76409).

     10.8 Exclusive License Agreement dated as of December 3, 1996, between the Registrant and affiliate of Pharmacia & Upjohn
                 Company, incorporated by reference to Exhibit 10.8 of the Registrant's Registration Statement on Form S-1 (Registration
                 No. 333-76409).*

     10.9        Assignment Agreement dated as of January 31, 1997, between the
                 Registrant and affiliates of Glaxo Wellcome Inc., incorporated by reference to Exhibit 10.9 of the Registrant's Registration
                 Statement on Form S-1 (Registration No. 333-76409).*

     10.10       Cooperation and Strategic Alliance Agreement dated as of
                 September 3, 1997, between Registrant and MiniMed Inc., incorporated by reference to Exhibit 10.10 of the Registrant's
                 Registration Statement on Form S-1 (Registration No.
                 333-76409).*

     10.11 Exclusive License Agreement dated as of September 24, 1998, between the Registrant and Toray Industries, Inc., incorporated by reference to Exhibit 10.11 of the Registrant's Registration
                 Statement on Form S-1 (Registration No. 333-76409).*

     10.12 Exclusive License Agreement dated as of November 4, 1998, between the Registrant and Cortech, Inc., incorporated by reference to Exhibit 10.12 of the Registrant's Registration
                 Statement on Form S-1 (Registration No. 333-76409).*

     10.13       Exclusive License and Distribution Agreement dated as of
                 February 4, 1999, among the Registrant, Global Medical
                 Enterprises Ltd. And Global Medical Enterprises Ltd., LLC., incorporated by reference to Exhibit 10.13 of the Registrant's
                 Registration Statement on Form S-1 (Registration No.
                 333-76409).*

     10.14 Exclusive License Agreement dated as of March 15, 1999, between the Registrant and Toray Industries, Inc., incorporated by reference to Exhibit 10.14 of the Registrant's Registration
                 Statement on Form S-1 (Registration No. 333-76409).*

     10.15 Manufacturing Agreement dated as of February 11, 1998, between the Registrant and Steroids, Ltd., incorporated by reference to
                 Exhibit 10.15 of the Registrant's Registration Statement on
                 Form S-1 (Registration No. 333-76409).*

     10.16 Agreement and Plan of Merger dated as of October 7, 1999, among the Registrant, SQ Acquisition, Inc., Robert M. Moriarty,
                 Ph.D., Raju Penmasta, Ph.D., Laing Guo, Ph.D., George W. Davis,
                 Esq., David Moriarty and SynQuest, Inc., incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1999.

     10.17       Lease dated as of March 1, 1999, between the Unither
                 Telemedicine Services Corp. and Beacon Projects, Inc., incorporated by reference to Exhibit 10.17 of the Registrant's
                 Registration Statement on Form S-1 (Registration No.
                 333-76409).

     10.18 UAI Technology, Inc. Office Lease dated as of July 1, 1998, between the Registrant and UAI Technology, Inc., incorporated by reference to Exhibit 10.18 of the Registrant's Registration
                 Statement on Form S-1 (Registration No. 333-76409).

     10.19 Form of Indemnification Agreement between the Registrant and each of its Directors, incorporated by reference to Exhibit
                 10.19 of the Registrant's Registration Statement on Form S-1
                 (Registration No.
                 333-76409).

     10.20 Guidelines to Govern the Strategic Activities, Co-Development and Related Activities of the Parties dated as of November 1, 1999, between the Registrant and MiniMed, Inc., incorporated by reference to Exhibit 10.20 of the Registrant's Amended
                 Registration Statement on Form S-1/A (Registration No.
                 333-93853).*

     10.21       Short Form Commercial and Apartment House Real Estate Purchase
                 Agreement, accepted as of August 4, 1999 between the Registrant and 1106 Spring Street Associates.

     21          Subsidiaries of the Registrant.

     23.1        Consent of KPMG LLP.
     27          Financial Data Schedule.


------------------

* Confidential treatment has been granted with respect to certain portions of this exhibit pursuant to Rule 406 of the Securities Act of 1933, as amended.

**       Designates management contracts and compensation plans.

(b)  Reports on Form 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                         UNITED THERAPEUTICS CORPORATION

March 21, 2000           By:            /s/ MARTINE A. ROTHBLATT
                             -------------------------------------------------
                                           Martine A. Rothblatt
                             Chairman of the Board and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  Signatures                                   Title                         Date
                  ----------                                   -----                         ----

        /s/ MARTINE A. ROTHBLATT                 Chairman of the Board and           March 21,2000
----------------------------------------            Chief Executive
                    Officer
          Martine A Rothblatt


           /s/ JAMES W. CROW                     President, Chief Operating          March 21,2000
----------------------------------------            Officer and Director
             James W. Crow


          /s/ GILLES CLOUTIER
----------------------------------------         Executive Vice President,
            Gilles Cloutier                      Treasurer and Director              March 21,2000


      /s/ SHELMER D. BLACKBURN, JR               Vice President of Operations,
----------------------------------------            Secretary and Director           March 21,2000
       Shelmer D. Blackburn, Jr.


           /s/ FRED T. HADEED                    Chief Financial Officer             March 21,2000
----------------------------------------
             Fred T. Hadeed

          /s/ JEAN-GUY LAMBERT                   Director                            March 21,2000
----------------------------------------
            Jean-Guy Lambert

           /s/ NOAH A. SAMARA                    Director                            March 21,2000
----------------------------------------
             Noah A. Samara

            /s/ DAVID GOORAY
                                                 Director                            March 21,2000
----------------------------------------
              David Gooray

      /s/ OLIVIA GISCARD D'ESTAING               Director                            March 21, 2000
----------------------------------------
        Olivia Giscard d'Estaing

                        UNITED THERAPEUTICS CORPORATION
                                 EXHIBIT INDEX


Exhibit No.          Description
-----------          -----------

10.21                Short Form Commercial and Apartment House Real Estate Purchase
                     Agreement, accepted as of August 4, 1999 between the Registrant and 1106
                     Spring Street Associates.
21                   Subsidiaries of the Registrant.
23.1                 Consent of KPMG LLP.
27                   Financial Data Schedule.