Form 10-Q
period 2000-03-31
UNITED THERAPEUTICS CORP
filed 2000-05-12
CIK 1082554

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended              March 31, 2000
                                --------------------------
                              OR

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934.

For the transition period from                     to
                               --------------------   ----------------------

                         Commission file number 0-26301
                                                -------

                         United Therapeutics Corporation
                         -------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                       Delaware                                         52-1984749
  ----------------------------------------------------- ----------------------------------------------------
   (State or Other Jurisdiction of Incorporation or            (I.R.S. Employer Identification No.)
                     Organization)

         1110 Spring Street, Silver Spring, MD                            20910
  ----------------------------------------------------- ----------------------------------------------------
             (Address of Principal                                      (Zip Code)
              Executive Offices)

Registrant's Telephone Number, Including Area Code (301) 608-9292
                                                   --------------


--------------------------------------------------------------------------------
               Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report.

Indicate by check X whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days    Yes  X   No
                                         ---     ---

The number of shares outstanding of the issuer's common stock, par value $.01 per share, as of May 10, 2000 was 18,578,597

INDEX

            PART I.  FINANCIAL INFORMATION (UNAUDITED)                      PAGE

                Item 1.  Financial Statements

                             Consolidated Balance Sheets                      1

                             Consolidated Statements of Operations            2

                             Consolidated Statements of Cash Flows            3

                             Notes to Financial Statements                    4

                Item 2.  Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                5

                Item 3.  Quantitative and Qualitative Disclosures About
                         Market Risk                                          8

            PART II. OTHER INFORMATION

                Item 2.  Changes in Securities and Use of Proceeds            8

                Item 6.  Exhibits and Reports on Form 8-K                     9

            SIGNATURES                                                       11

PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                         UNITED THERAPEUTICS CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                                            MARCH 31, 2000    DECEMBER 31,
                                                                              (UNAUDITED)        1999
                                                                            --------------   -------------

      Assets
      ------
      Current assets:
         Cash and cash equivalents                                           $102,787,915     $ 18,279,883
         Investments                                                           13,839,355       33,315,914
         Accounts receivable                                                      425,080          362,268
         Inventories                                                              723,652          259,861
         Prepaid expense                                                          292,780           79,981
         Other current assets                                                     433,429          358,456
                                                                             ------------     ------------
            Total current assets                                              118,502,211       52,656,363
                                                                             ------------     ------------


      Property, plant, and equipment, net                                       3,877,387        3,791,517
      Certificate of deposit                                                      547,306          539,545
      Deferred offering costs                                                           -          159,418
      Goodwill and other intangible assets, net                                 2,536,426        2,690,533
      Investment in affiliate                                                   4,783,394                -
      Other                                                                       157,777          105,759
                                                                             ------------     ------------
            Total assets                                                     $130,404,501     $ 59,943,135
                                                                             ============     ============

      Liabilities and Stockholders' Equity
      ------------------------------------
      Current liabilities:
         Accounts payable                                                    $  2,876,644     $  2,348,090
         Accrued expenses                                                       2,111,184        2,107,805
         Payroll taxes withheld                                                         -           64,537
         Current portion of notes and leases payable                               43,701           56,786
                                                                             ------------     ------------
             Total current liabilities                                          5,031,529        4,577,218

      Notes and leases payable, excluding current
      portion                                                                   1,776,565        1,783,705
      Other liabilities                                                            13,821           16,662
                                                                             ------------     ------------
            Total liabilities                                                   6,821,915        6,377,585

      Stockholders equity:
         Preferred stock, par value $.01, 10,000,000 shares                             -                -
            authorized, no shares issued
         Common stock, par value $.01, 100,000,000                                185,509          160,032
            shares authorized, 18,550,937 and 16,003,218
            shares issued and outstanding at March 31,
            2000 and December 31, 1999, respectively
      Additional paid-in capital                                              180,582,072      102,678,916
      Accumulated deficit                                                     (57,184,995)     (49,273,398)
                                                                             ------------     ------------
            Total stockholders' equity                                        123,582,586       53,565,550
                                                                             ------------     ------------
            Total liabilities and stockholders' equity                       $130,404,501     $ 59,943,135
                                                                             ============     ============

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         UNITED THERAPEUTICS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                         THREE MONTHS ENDED MARCH 31,
                                    -----------------------------------
                                           2000               1999
                                    ------------------ -----------------

Revenues:
  Sales                                 $   259,397        $         -
  Grant revenue                              50,000             53,750
                                        -----------        -----------
     Total revenues                         309,397             53,750
                                        -----------        -----------

Operating expenses:
   Research and development               5,776,749         11,611,458
   General and administrative             3,801,150            847,949
   Cost of sales                            220,283                  -
                                        -----------        -----------
      Total operating expenses            9,798,182         12,459,407
                                        -----------        -----------
      Loss from operations               (9,488,785)       (12,405,657)

Other income (expense):
   Interest income                        1,557,858            178,090
   Interest expense                         (27,996)            (6,972)
   Other - net                               47,326                  -
                                        -----------        -----------
      Total other income                  1,577,188            171,118
                                        -----------        -----------

      Net loss before income tax         (7,911,597)       (12,234,539)

Income tax                                        -              3,454
                                        -----------        -----------

      Net loss                          $(7,911,597)      $(12,237,993)
                                        ===========        =============

Net loss per common share -
basic and diluted                       $      (.44)       $     (1.19)
                                        ===========        ============

Weighted average number of
common shares outstanding -
basic and diluted                        18,053,256         10,255,857
                                        ===========        ===========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         UNITED THERAPEUTICS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                            THREE MONTHS ENDED MARCH 31
                                                        ----------------------------------
                                                              2000              1999
                                                        ----------------  ----------------

Cash flows from operating activities:
Net loss                                                   $ (7,911,597)   $(12,237,993)
Adjustments to reconcile net loss to net cash used in
operating activities:
   Depreciation and amortization                                 225,645          23,782
   Stock issued for exclusive license agreement                        -       9,000,000
   Stock grant to Columbia University                            749,967               -
   Stock and options issued to employees and
   consultants                                                   583,730          34,627
   Amortization of discount on investments                     (349,441)               -
Changes in operating assets and liabilities:
   Accounts receivable                                          (62,812)        (53,750)
   Inventories                                                 (463,791)               -
   Prepaid expenses                                            (212,799)               -
   Other current assets                                         (74,973)               -
   Other assets                                                 (52,018)        (20,964)
   Accounts payable                                              528,554          28,475
   Accrued expenses                                                3,379         214,985
   Payroll taxes withheld                                       (64,537)        (16,129)
   Other liabilities                                             (2,841)               -
                                                           -------------   -------------
      Net cash used in operating activities                  (7,103,534)     (3,026,967)

Cash flows used in investing activities:
   Purchases of property, plant, and equipment                 (157,408)       (126,444)
   Acquisition of Synergy Pharmaceuticals, Inc.              (3,053,725)               -
   Purchases of investments and certificate of deposit           (7,761)         (7,410)
   Sales and maturities of investments                        19,826,000      10,023,190
                                                           -------------   -------------
      Net cash used in investing activities                   16,607,106       9,889,336

Cash flows from financing activities:
   Proceeds from issuance of common stock                     74,805,805       1,995,316
   Principal payments on notes payable                           (5,540)           (990)
   Proceeds from the exercise of stock options                    59,462               -
   Principal payments on capital lease obligations              (14,685)           (372)
   Deferred offering costs                                       159,418       (206,050)
                                                           -------------   -------------
      Net cash provided by financing activities               75,004,460       1,787,904

Net increase  in cash and cash equivalents                    84,508,032       8,650,273
Cash and cash equivalents, beginning of period                18,279,883       6,779,067
                                                           -------------   -------------
Cash and cash equivalents, end of period                   $ 102,787,915    $ 15,429,340
                                                           =============   =============

Supplemental schedule of cash flow information -
       cash paid for interest                              $      27,996   $       6,972
                                                           =============   =============

Noncash investing and financing activities -
       stock issued for investment in affiliate            $   1,729,669   $           -
                                                           =============   =============

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         UNITED THERAPEUTICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

1.       ORGANIZATION AND BUSINESS DESCRIPTION

         United Therapeutics Corporation (United Therapeutics) was incorporated on June 26, 1996 under the laws of the State of Delaware. United Therapeutics is a pharmaceutical company based in Silver Spring, Maryland and Research Triangle Park, North Carolina, that is focused on clinical development and commercialization of in-licensed compounds for the treatment of life threatening diseases characterized by high chronic care costs. The current focus of United Therapeutics is the development of therapies to treat vascular, inflammatory and infectious disease.

         United Therapeutics has five wholly owned subsidiaries: Lung Rx, Inc., Unither Pharmaceuticals, Inc., Unither Telemedicine Services Corporation, SynQuest Inc. and United Therapeutics Europe Ltd.

2.       BASIS OF PRESENTATION

         The consolidated financial statements included herein have been prepared, without audit, pursuant to Regulation S-X of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto contained in United Therapeutics' Annual Report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission.

         In the opinion of United Therapeutics' management, any adjustments contained in the accompanying unaudited consolidated financial statements are of a normal recurring nature, necessary to present fairly its financial position as of March 31, 2000 and its results of operations and cashflows for the three month periods ended March 31, 2000 and 1999. Interim results are not necessarily indicative of results for an entire year.

3.       MARKETABLE INVESTMENTS

         Investments at March 31, 2000 consist of a marketable debt security maturing in April 2000.

4.       INVESTMENT IN AFFILIATE AND EXCLUSIVE LICENSE AGREEMENT

         In March 2000, Unither Pharmaceuticals, Inc. (Unither), a wholly owned subsidiary of United Therapeutics, entered into a license agreement with Synergy Pharmaceuticals, Inc. (Synergy) to obtain from Synergy the exclusive worldwide rights to certain patents relating to anti-viral compounds. Unither paid Synergy a $100,000 license fee which was expensed as research and development. The agreement conditionally requires that Unither pay Synergy milestone payments of up to $22.2 million for each FDA-approved product plus royalties ranging from 6 percent to 12.25 percent, subject to reductions, based on net sales. Additionally, Unither acquired 15 percent of the outstanding stock of Synergy for a total of $5 million. The purchase price was paid with $3 million in cash and 21,978 shares of common stock of United Therapeutics valued at approximately $2 million. As part of these transactions, Unither received an exclusive option to purchase the remaining stock of Synergy at its fair value to be determined in the future in accordance with the terms of the contract.

         At March 31, 2000, the investment in Synergy totaled approximately $4.8 million. This investment is being accounted for under the cost method.

5.       INVENTORIES

         United Therapeutics manufacturers certain compounds and purchases medical supplies for use in its ongoing clinical trials. These inventories are accounted for under the first-in, first-out method. At March 31, 2000 and December 31, 1999, inventories consisted of the following:

                                                          March 31,                December 31,
                                                            2000                      1999
                                                            ----                      ----

                  Uniprost (in process)              $         579,841         $         259,861
                  Medical supplies                             143,811                         -
                                                     ------------------        -----------------
                                                     $         723,652         $         259,861
                                                     ==================        =================


6.       PRIVATE PLACEMENT OF COMMON STOCK

         In December 1999, United Therapeutics agreed to the sale of 2,500,000 shares of common stock at $32.00 per share in a private placement. The private placement closed and settled in January 2000. Net proceeds, after deducting commissions and offering expenses were approximately $74.8 million. The common stock was registered for resale with the SEC in a filing that was declared effective on January 18, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the financial statements and related notes appearing in the United Therapeutics' Annual Report on Form 10-K for the year ended December 31, 1999. The following discussion contains forward-looking statements concerning the cash needed for current research and development contract obligations through the end of 2000 and the adequacy of United Therapeutics' resources to fund operations through 2002. These forward-looking statements reflect the plans and estimated beliefs of management as of the date of this report. Actual results could differ materially from those anticipated in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and in the section "Risk Factors" in the Annual Report and the accuracy of United Therapeutics' assumptions concerning its contract research needs and future milestone and royalty payments.

OVERVIEW

         United Therapeutics develops pharmaceuticals to treat vascular diseases including pulmonary hypertension and peripheral vascular disease, as well as selected other chronic conditions. United Therapeutics commenced operations in June 1996 and, since its inception, has devoted substantially all of its resources to its research and development programs. United Therapeutics has generated no pharmaceutical product revenues and has funded its operations primarily from the proceeds of the sale of its equity securities. United Therapeutics operates with a minimal number of employees and has contracted with qualified third parties for substantially all pharmaceutical development activities, including certain key aspects of clinical trials.

         United Therapeutics has incurred net losses each year since inception and had an accumulated deficit of $57.2 million at March 31, 2000. United Therapeutics expects to continue to incur net losses and cannot provide assurances that, in the future, it will have product sales or become profitable.

         United Therapeutics has contracted with various companies and research organizations to coordinate and perform clinical trials and to provide other activities related to the development of its lead product, Uniprost, and other products. It is anticipated that approximately $19.5 million in cash will be used for the remainder of 2000 under these agreements. These expenses will be funded from existing working capital.

FINANCIAL POSITION

         On January 18, 2000, United Therapeutics closed a private placement sale of 2.5 million shares of common stock at $32.00 per share. United Therapeutics received net proceeds, after deducting commissions and offering expenses, of approximately $74.8 million.

         Cash, cash equivalents and short-term investments at March 31, 2000 were $116.6 million as compared to $51.6 million at December 31, 1999. The increase of approximately $65.0 million is due to receipt of the net proceeds from the private placement which closed in January 2000 less amounts used in operations during the three month period ended March 31, 2000.

         Common stock and additional paid-in capital at March 31, 2000 increased as compared to amounts at December 31, 1999. This increase of approximately $77.9 million was due primarily to the net proceeds from the private placement sale which closed in January 2000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 AND 1999

         Revenue for the three months ended March 31, 2000 was approximately $309,000, as compared to $54,000 for the same period in 1999. Approximately $50,000 of these revenues were earned under the "orphan drug" grant awarded by the FDA related to United Therapeutics' development of Uniprost for the treatment of primary pulmonary hypertension. The FDA may designate a product as an "orphan drug" if the drug is one intended to treat a rare disease or condition. Approximately $259,000 of these revenues were earned by SynQuest, United Therapeutics' wholly owned subsidiary, for the synthesis and manufacture of complex molecules for third parties.

         Research and development expenses consist primarily of costs to acquire pharmaceutical products and product rights for development and amounts paid to contract research organizations, hospitals and laboratories for the provision of services and materials for drug development and clinical trials. Research and development expenses were $5.8 million for the three months ended March 31, 2000, as compared to $11.6 million for the three months ended March 31, 1999. These expenses increased approximately $2.7 million related to patient enrollment in United Therapeutics' clinical trials of Uniprost and other products and approximately $500,000 related to increased staffing to support expanded research and development. The net decrease from the prior year period reflects the expenditure in the prior year period of $9.1 million in licensing fees (consisting of $100,000 in cash and common stock valued at $9.0 million) in 1999 to obtain the exclusive rights to develop Beraprost in the United States and Canada.

         General and administrative expenses consist primarily of salaries, office expenses and professional fees. General and administrative expenses were $3.8 million for the three months ended March 31, 2000, as compared to $848,000 for the three months ended March 31, 1999. This increase was due primarily to nonrecurring grants of approximately $2.0 million of stock and options, as well as increased staffing and related travel to support expanded operations.

         Interest income for the three months ended March 31, 2000 was $1.6 million, as compared to $178,000 for the three months ended March 31, 1999. This increase was attributable primarily to an increase in the amount of cash available for investing resulting from sales of common stock since March 31, 1999, less amounts used for operations.

LIQUIDITY AND CAPITAL RESOURCES

         Until June 1999, United Therapeutics financed its operations principally through various private placements of common stock. On June 17, 1999, United Therapeutics completed an initial public offering of 4.5 million shares of common stock at $12.00 per share. Net proceeds to United Therapeutics, after deducting underwriting commissions and offering expenses, were approximately $48.9 million. On July 16, 1999, United Therapeutics' closed on the sale of 675,000 over-allotment shares to its underwriters and received net proceeds, after deducting underwriting commissions and offering expenses, of approximately $7.5 million. On January 18, 2000, United Therapeutics' closed on the sale of 2.5 million shares of common stock in a private placement and received net proceeds, after deducting underwriting commissions and offering expenses, of approximately $74.8 million.

         United Therapeutics' working capital at March 31, 2000 was $113.5 million, as compared with $48.1 million at December 31, 1999. Current liabilities at March 31, 2000 were approximately $5.0 million, as compared with $4.6 million at December 31, 1999. United Therapeutics' debt at March 31, 2000 and December 31, 1999 was approximately $1.8 million and consisted of equipment leases and two mortgage notes, one secured by a certificate of deposit, and both secured by the buildings and property owned by United Therapeutics located at 1106 - 1110 Spring Street in Silver Spring, Maryland and are due in monthly installments over 30 years.

         Net cash used in operating activities was approximately $7.1 million and $3.0 million for the three months ended March 31, 2000 and 1999, respectively. The increase resulted from the expansion of United Therapeutics' operations, particularly with respect to increased costs for the Uniprost and other product trials. For the three months ended March 31, 2000 and 1999, United Therapeutics invested approximately $157,000 and $126,000, respectively, in cash for property, plant, and equipment. Net cash provided by financing activities was approximately $75.0 million and $1.8 million for the three months ended March 31, 2000 and 1999, respectively. Cash flows from financing activities for the three months ended March 31, 2000 were derived primarily from the private placement of common stock in January 2000. Cash flows from financing activities for the three months ended March 31, 1999 were derived primarily from private equity financings.

         United Therapeutics has contracted with various companies and research organizations to coordinate and perform clinical trials and to provide other services related to the development of Uniprost and other products. It is anticipated that approximately $19.5 million in cash will be used for the remainder of 2000 under these agreements. These expenses will be funded from existing working capital. United Therapeutics expects to make milestone payments of up to approximately $525,000 during 2000. United Therapeutics does not expect to make any royalty payments during 2000.

         United Therapeutics expects that existing capital resources will be adequate to fund its operations through 2002. United Therapeutics' future capital requirements and the adequacy of its available funds will depend on many factors, including:

                  Regulatory approval of Uniprost and beraprost;
                  Size and scope of its development efforts for additional products;
                  Cost, timing and outcomes of regulatory reviews;
                  Rate of technological advances;
                  Determinations as to the commercial potential of United Therapeutics' products under development;
                  Status of competitive products;
                  Defending and enforcing intellectual property rights; Development of manufacturing resources or the establishment, continuation or termination of third-party manufacturing arrangements;
                  Development of sales and marketing resources or the establishment, continuation or termination of third-party sales and marketing arrangements; and
                  Establishment of additional strategic or licensing arrangements with other companies.

         As of December 31, 1999, United Therapeutics had available approximately $33.6 million in net operating loss carryforwards and $11.5 million in business tax credit carryforwards for federal income tax purposes that expire at various dates through 2018. As of March 31, 2000, United Therapeutics had available approximately $38.8 million in net operating loss carryforwards and $12.0 million in business tax credit carryforwards. United Therapeutics' ability to utilize its net operating loss and general business tax credit carryforwards may be limited in the future if it is determined that United Therapeutics experienced an ownership change, as defined in Section 382 of the Internal Revenue Code, as a result of prior transactions/and or future transactions. However, these net operating loss and general business tax credit carryforwards, if subject to limitation arising from an earlier Section 382 ownership change, would be fully available to offset income and taxes, as applicable, during their carryforward lives.

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

         In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which is required to be implemented in the quarter ending June 30, 2000. United Therapeutics is currently analyzing the potential impact SAB No. 101 could have on its revenue recognition policies.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         United Therapeutics does not have significant exposure to market risks associated with changes in interest rates related to its corporate and government debt securities held as of March 31, 2000.

PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (c) During the three month period ended March 31, 2000, United Therapeutics sold the following securities in reliance upon Section 4(2) and/or Regulation D of the Securities Act of 1933, as amended:

         Private Placement of Common Stock

         In January 2000, United Therapeutics closed on the sale of 2,500,000 shares of its common stock, in a private placement to accredited investors pursuant to Regulation D of the Securities Act of 1933. The aggregate offering price for the common stock was $80,000,000. The investors were BayStar Capital, L.P., BayStar International Ltd., SMALLCAP World Fund, Inc., Franklin Aggressive Growth Fund, Inc., Franklin Biotechnology Discovery Fund, Inc., Galleon Healthcare Partners, L.P., Galleon Healthcare Overseas, Ltd., Putnam Health Sciences Trust, Putnam Capital Appreciation Fund, Putnam Variable Trust - VT Health Sciences Fund, Putnam Investment Funds - Putnam Capital Opportunities Fund, T. Rowe Price New Horizons Fund, Inc., Toronto Dominion Green Line Health Sciences Fund, T. Rowe Price Health Sciences Fund, Inc. and Four Partners.

         Exclusive License Agreement

         In March 2000, United Therapeutics closed on the sale of 21,978 shares of its common stock to Synergy Pharmaceuticals, Inc. in partial payment of the purchase price for 15 percent of Synergy's common stock and an option to acquire the remaining outstanding shares of Synergy. United Therapeutics is relying upon
Section 4(2) of the Securities Act of 1933 for this issuance.

         Employee Stock Awards

         In March 2000, United Therapeutics issued 4,681 shares of common stock to two employees pursuant to their employment agreements. The employees were not directors or officers.

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

         From June 17, 1999 to March 31, 2000, the amount of expenses incurred by United Therapeutics due to underwriting discounts and commissions, finders' fees and expenses paid to or for underwriters for the sale of the 4,500,000 shares was $3,780,000 and approximately $39,300 for other expenses incurred by United Therapeutics in connection with the offering. Of the $39,300 in other expenses incurred, approximately $1,800 was paid to Mahon Patusky Rothblatt & Fisher, Chartered, a law firm for which the Chief Executive Officer of United Therapeutics serves as uncompensated Of Counsel and the Assistant Secretary serves as a partner. The net proceeds to United Therapeutics from the offering of the 4,500,000 shares, after deducting the total expenses described above and expenses incurred prior to the effectiveness of the registration statement, was approximately $48.9 million.

         On July 13, 1999, the underwriters exercised their option to purchase the 675,000 over-allotment shares. The amount of expenses incurred by United Therapeutics due to underwriting discounts and commissions, finders' fees and expenses paid to or for underwriters for the over-allotment shares was $567,000 and approximately $18,500 for other expenses incurred by United Therapeutics in connection with the over-allotment exercise. Of the $18,500 in other expenses incurred, approximately $3,500 was paid to Mahon Patusky Rothblatt & Fisher, Chartered, a law firm for which the Chief Executive Officer of United Therapeutics serves as uncompensated Of Counsel and the Assistant Secretary serves as a partner. The net proceeds to United Therapeutics from the sale of the 675,000 over-allotment shares, after deducting the total expenses described above, was approximately $7.5 million.

         Since the completion of the initial public offering in June 1999 and the exercise of the over-allotment shares in July 1999, the net offering proceeds have been applied to the following uses in the following approximate amounts: $10.3 million for research and development, $283,000 to purchase machinery, equipment and leasehold improvement, $4.2 million for working capital and general corporate purposes (including standard compensation to employees, officers, and directors), $313,000 to purchase SynQuest, Inc., $3.1 million to purchase 15 percent of Synergy Pharmaceuticals, Inc., and $455,000 to repay debt. United Therapeutics has temporarily invested the $37.8 million balance of the offering proceeds in short-term investments. The short-term investments consist primarily of high credit quality debt instruments of corporations and financial institutions with maturities of three months or less when purchased. Except as indicated, all of the payments described above were direct or indirect payments to entities or persons other than directors, officers, or greater than 10% owners of any equity securities of United Therapeutics.

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

         4.1      Reference is made to Exhibits 3.1 and 3.2.

         4.2 Registration Rights Agreement, dated as of October 30, 1998, by and among the Registrant, Merrill Lynch KECALP L.P. 1997, and Merrill Lynch KECALP International

                  L.P. 1997 incorporated by reference to Exhibit 4.2 of the Registrant's Registration Statement on Form S-1 (Registration No. 333-76409).

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

         4.6 Registration Rights Agreement, dated as of October 7, 1999, by and among the Registrant and Robert M. Moriarty, Ph.D., Raju Penmasta, Ph.D., Liang Guo, Ph.D., George W. Davis, Esq. And David Moriarty, incorporated by reference to Exhibit 4.6 of the Registrant's Registration Statement on Form S-1 (Registration No. 333-76409).

         4.7 Form of Purchase Agreement dated as of December 22, 1999 incorporated by reference to Exhibit 4.7 of the Registrant's Registration Statement on Form S-1 (Registration No. 333-76409).

         27       Financial Data Schedule

         (b)      Reports on Form 8-K

         On February 2, 2000, the Registrant filed a Form 8-K dated January 18, 2000 reporting an Item 5 event.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       UNITED THERAPEUTICS CORPORATION

Date:  May 12, 2000                    /s/ Martine A. Rothblatt
                                       ------------------------
                                       By:  Martine A. Rothblatt
                                       Title:  Chief Executive Officer

                                       /s/ Fred T. Hadeed
                                       ------------------
                                       By:  Fred T. Hadeed
                                       Title:  Chief Financial Officer

                                  EXHIBIT INDEX

         The following exhibits are filed as a part of this report:

         27       Financial Data Schedule