Form 10-Q
period 2000-06-30
UNITED THERAPEUTICS CORP
filed 2000-08-14
CIK 1082554

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended             June 30, 2000
                              -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from               to
                              --------------   --------------------------------

                         Commission file number 0-26301

                         United Therapeutics Corporation
                         -------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                  Delaware                                          52-1984749
------------------------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation or       (I.R.S. Employer Identification No.)
                Organization)


     1110 Spring Street, Silver Spring, MD                             20910
------------------------------------------------------------------------------------------------
        (Address of Principal                                        (Zip Code)
          Executive Offices)


                                 (301) 608-9292
                                  -------------
               Registrant's Telephone Number, Including Area Code

-------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X     No
                                              ------     ------

The number of shares outstanding of the issuer's common stock, par value $.01 per share, as of August 11, 2000 was 20,176,130.

                                      INDEX

                                                                                         PAGE
                                                                                         ----

PART I.  FINANCIAL INFORMATION (UNAUDITED)

      Item 1.  Financial Statements

                     Consolidated Balance Sheets                                           1

                     Consolidated Statements of Operations                                 2

                     Consolidated Statements of Cash Flows                                 3

                     Notes to Consolidated Financial Statements                            4

      Item 2.  Management's Discussion and Analysis of Financial                           6
               Condition and Results of Operations

      Item 3.  Quantitative and Qualitative Disclosures About                             10
               Market Risk

PART II. OTHER INFORMATION

      Item 2.  Changes in Securities and Use of Proceeds                                  10

      Item 4.  Submission of Matters to a Vote of Security Holders                        11

      Item 6.  Exhibits and Reports on Form 8-K                                           12

SIGNATURES                                                                                13

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                        UNITED THERAPEUTICS CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                       JUNE 30, 2000
                                                                        (UNAUDITED)     DECEMBER 31, 1999
                                                                        ------------    -----------------
Assets
------
Current assets:
   Cash and cash equivalents                                         $      95,038,647    $      18,279,883
   Investments                                                              14,034,984           33,315,914
   Accounts receivable                                                         451,832              362,268

   Inventories                                                                 783,447              259,861
   Prepaid expense                                                             502,644               79,981
   Other current assets                                                        786,048              358,456
                                                                     -----------------    -----------------
      Total current assets                                                 111,597,602           52,656,363
                                                                     -----------------    -----------------


Property, plant and equipment, net                                           3,917,278            3,791,517
Certificate of deposit                                                         555,179              539,545
Deferred offering costs                                                              -              159,418
Goodwill and other intangible assets, net                                    2,241,400            2,690,533
Investment in affiliate                                                      4,813,874                    -
Other                                                                          247,232              105,759
                                                                     -----------------    -----------------
      Total assets                                                   $     123,372,565    $      59,943,135
                                                                     =================    =================

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
   Accounts payable                                                  $       3,342,026    $       2,348,090
   Accrued expenses                                                          3,397,821            2,107,805
   Payroll taxes withheld                                                            -               64,537
   Current portion of notes and leases payable                                  41,516               56,786
                                                                     -----------------    -----------------
      Total current liabilities                                              6,781,363            4,577,218

Notes and leases payable, excluding current portion                          1,766,605            1,783,705
Other liabilities                                                               13,821               16,662
                                                                     -----------------    -----------------
      Total liabilities                                                      8,561,789            6,377,585

Stockholders' equity:
   Preferred stock, par value $.01, 10,000,000 shares                                -                    -
      authorized, no shares issued
   Common stock, par value $.01, 100,000,000                                   188,653              160,032
      shares authorized, 18,865,297 and 16,003,218
      shares issued and outstanding at June 30, 2000 and
      December 31, 1999, respectively
Additional paid-in capital                                                 200,617,434          102,678,916
Accumulated deficit                                                        (85,995,311)         (49,273,398)
                                                                     -----------------    -----------------
      Total stockholders' equity                                           114,810,776           53,565,550
                                                                     -----------------    -----------------
      Total liabilities and stockholders' equity                     $     123,372,565    $      59,943,135
                                                                     =================    =================

         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        UNITED THERAPEUTICS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                           THREE MONTHS ENDED JUNE 30,                    SIX MONTHS ENDED JUNE 30,
                                           ---------------------------                    -------------------------
                                           2000                   1999                    2000                  1999
                                      ------------------------------------------------------------------------------------


Revenues:
  Sales                               $       496,303        $             -         $       755,700       $             -
  Grant revenue                                50,000                 53,750                 100,000               107,500
                                      ---------------        ---------------         ---------------       ---------------
     Total revenues                           546,303                 53,750                 855,700               107,500
                                      ---------------        ---------------         ---------------       ---------------

Operating expenses:
   Research and development                28,935,915              5,194,949              34,712,664            16,806,407
   General and administrative               1,696,384              1,123,712               5,497,534             1,971,661
   Cost of sales                              433,587                      -                 653,870                     -
                                      ---------------        ---------------         ---------------       ---------------
      Total operating expenses             31,065,886              6,318,661              40,864,068            18,778,068
                                      ---------------        ---------------         ---------------       ---------------
      Loss from operations                (30,519,583)            (6,264,911)            (40,008,368)          (18,670,568)

Other income (expense):
   Interest income                          1,712,868                185,089               3,270,726               363,179
   Interest expense                           (27,664)                (7,295)                (55,660)              (14,267)
   Other - net                                 24,063                      -                  71,389                     -
                                      ---------------        ---------------         ---------------       ---------------
      Total other income                    1,709,267                177,794               3,286,455               348,912
                                      ---------------        ---------------         ---------------       ---------------

      Net loss before income tax          (28,810,316)            (6,087,117)            (36,721,913)          (18,321,656)

Income tax                                          -                      -                       -                 3,454
                                      ---------------        ---------------         ---------------       ---------------

      Net loss                        $   (28,810,316)       $    (6,087,117)        $   (36,721,913)       $  (18,325,110)
                                      ===============        ===============         ===============        ==============

Net loss per common share -
basic and diluted                     $         (1.55)       $         (0.53)        $         (2.01)       $        (1.69)
                                      ===============        ===============         ===============        ==============

Weighted average number of
common shares outstanding -
basic and diluted                          18,585,976             11,419,275              18,305,618            10,845,023
                                      ===============        ===============         ===============        ==============

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        UNITED THERAPEUTICS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                        SIX MONTHS ENDED JUNE 30
                                                                              -------------------------------------------
                                                                                       2000                   1999
                                                                              ---------------------    ------------------
Cash flows from operating activities:
Net loss                                                                           $    (36,721,913)    $      (18,325,110)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                            457,148                 48,655
   Stock issued for exclusive license agreement                                          18,770,000              9,000,000
   Stock grant to Columbia University                                                       749,967                      -
   Stock and options issued to employees and consultants                                    682,893                 44,290
   Amortization of discount on investments                                                 (545,070)              (194,489)
Changes in operating assets and liabilities:
   Accounts receivable                                                                      (89,564)              (110,678)
   Inventories                                                                             (523,586)                     -
   Prepaid expenses                                                                        (422,663)              (106,743)
   Other current assets                                                                    (427,592)                     -
   Other assets                                                                            (141,473)               (23,599)
   Accounts payable                                                                         993,936               (967,965)
   Accrued expenses                                                                       1,290,016                143,331
   Payroll taxes withheld                                                                   (64,537)               (16,186)
   Other liabilities                                                                         (2,841)                     -
                                                                                 ------------------     ------------------
      Net cash used in operating activities                                             (15,995,279)           (10,508,494)

Cash flows from investing activities:
   Purchases of property, plant, and equipment                                             (274,694)              (256,807)
   Acquisition of Synergy Pharmaceuticals, Inc.                                          (3,084,205)                     -
   Purchases of investments and certificate of deposit                                  (13,890,634)           (75,012,637)
   Sales and maturities of investments                                                   33,701,000             32,173,000
                                                                                 ------------------     ------------------
      Net cash provided by (used in) investing activities                                16,451,467            (43,096,444)

Cash flows from financing activities:
   Proceeds from issuance of common stock                                                74,756,143             50,879,086
   Principal payments on notes payable                                                      (11,162)              (314,018)
   Proceeds from the exercise of stock options                                            1,419,385                720,000
   Principal payments on capital lease obligations                                          (21,208)                (4,202)
   Deferred offering costs                                                                  159,418                      -
                                                                                 ------------------     ------------------
      Net cash provided by financing activities                                          76,302,576             51,280,866

Net increase (decrease) in cash and cash equivalents                                     76,758,764             (2,324,072)
Cash and cash equivalents, beginning of period                                           18,279,883              6,779,067
                                                                                 ------------------     ------------------
Cash and cash equivalents, end of period                                         $       95,038,647     $        4,454,995
                                                                                 ==================     ==================

Supplemental schedule of cash flow information -
       Cash paid for interest                                                     $          55,660     $           14,267
                                                                                 ==================     ==================

Noncash investing and financing activities:
       Stock issued for investment in affiliate                                  $        1,729,669     $                -
                                                                                 ==================     ==================
       Stock issued for exclusive license agreement                              $       18,770,000     $                -
                                                                                 ==================     ==================
       Equipment acquired under a capital lease                                  $                -     $           16,629
                                                                                 ==================     ==================

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         UNITED THERAPEUTICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

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

       In the opinion of United Therapeutics' management, any adjustments contained in the accompanying unaudited consolidated financial statements are of a normal recurring nature, necessary to present fairly its financial position as of June 30, 2000 and its results of operations for the three and six month periods ended June 30, 2000 and 1999 and its cash flows for the six month periods ended June 30, 2000 and 1999. Interim results are not necessarily indicative of results for an entire year.

3.     MARKETABLE INVESTMENTS

       Investments at June 30, 2000 consist of a marketable debt security maturing in July 2000.

4.     INVESTMENT IN AFFILIATE AND EXCLUSIVE LICENSE AGREEMENTS

       Synergy Pharmaceuticals, Inc.
       In March 2000, Unither Pharmaceuticals, Inc. (Unither), a wholly owned subsidiary of United Therapeutics, entered into a license agreement with Synergy Pharmaceuticals, Inc. (Synergy) to obtain from Synergy the exclusive worldwide rights to certain patents relating to anti-viral compounds. Unither paid Synergy a $100,000 license fee which was expensed as research and development. The agreement conditionally requires that Unither pay Synergy milestone payments of up to $22.2 million for each FDA-approved product plus royalties ranging from 6 percent to 12.25 percent, subject to reductions, based on net sales. Additionally, Unither acquired 15 percent of the outstanding stock of Synergy for a total of $5 million. The purchase price was paid with $3 million in cash and 21,978 shares of common stock of United Therapeutics valued at approximately $2 million. As part of these transactions, Unither received an exclusive option to purchase the remaining stock of Synergy at its fair value to be determined in the future in accordance with the terms of the contract.

       At June 30, 2000, the investment in Synergy totaled approximately $4.8 million. This investment is being accounted for under the cost method.

       Toray Industries, Inc.
       In June 2000, United Therapeutics entered into an agreement with Toray Industries, Inc. obtaining the exclusive right to develop and market sustained release formulations of the oral prostacyclin beraprost in the United States and Canada for the treatment of all vascular indications (including cardiovascular indications). In exchange, United Therapeutics paid Toray $1.0 million in cash and 200,000 shares of common stock of United Therapeutics valued at approximately $18.8 million. In addition, United Therapeutics agreed to grant Toray an option to purchase 500,000 shares of common stock upon Toray's delivery of clinical trial material (expected in 2001) with an exercise price based on the average of closing market prices during the month preceding delivery of clinical trial material. United Therapeutics also agreed to pay Toray milestone payments of up to $750,000. License fees paid to Toray under this agreement and expensed as research and development totaled $19,770,000 for the three and six-month periods ended June 30, 2000.

       Pursuant to the agreement, United Therapeutics has agreed to pay all costs and expenses associated with undertaking clinical trials, obtaining regulatory approvals and commercializing sustained release formulations of beraprost in the United States and Canada for the treatment of vascular indications (including cardiovascular indications). Toray has retained all manufacturing rights for sustained release formulations of beraprost. United Therapeutics has agreed to purchase sustained release formulations of beraprost solely from Toray at specified prices based on volume. The agreement sets forth a product development schedule. In the event that development by United Therapeutics falls significantly behind the schedule specified in the agreement, Toray may terminate the agreement. Furthermore, United Therapeutics is responsible under the agreement for achieving minimum annual product net sales as determined in advance by mutual agreement, and in the case of the first two years of commercial sales, minimum net sales of $2.5 million and $5 million, respectively. In the event that United Therapeutics is unable to meet any minimum annual net sales requirement for two consecutive years, Toray may convert the exclusive license to a non-exclusive license. United Therapeutics would then be required to share any product marketing rights approved by the FDA with a third-party licensee chosen by Toray. The agreement expires 10 years following FDA approval of beraprost for the particular disease indication. United Therapeutics may extend the agreement for unlimited 12-month periods with Toray's consent.

5.     INVENTORIES

       United Therapeutics manufactures certain compounds and purchases medical supplies for use in its ongoing clinical trials. These inventories are accounted for under the first-in, first-out method. At June 30, 2000 and December 31, 1999, inventories consisted of the following:


                             June 30,     December 31,
                              2000           1999
                              -----          ----

Uniprost (in process)       $548,144       $259,861
Medical supplies             235,303              -
                            --------       --------
                            $783,447       $259,861
                            ========       ========


6.     PRIVATE PLACEMENTS OF COMMON STOCK

       In December 1999, United Therapeutics agreed to the sale of 2,500,000 shares of common stock at $32.00 per share in a private placement. The private placement closed and settled in January 2000. Net proceeds, after deducting commissions and offering expenses, were approximately $74.8 million. The common stock was registered for resale with the SEC in a filing that was declared effective on January 18, 2000.

7.     ADVANCES TO EMPLOYEES

       During the quarter ended June 30, 2000, United Therapeutics advanced approximately $210,000 to three employees. These advances are being repaid with interest of 8% over a period of up to nine months. At June 30, 2000, total advances receivable from employees were approximately $434,000 and are included in other current assets in the accompanying balance sheets.

8.     RECENT DEVELOPMENTS

       In July 2000, United Therapeutics agreed to and closed on the sale of 1,300,000 shares of common stock at $110.00 per share in a private placement. Net proceeds, after deducting commissions and certain offering expenses, were approximately $134.3 million. The common stock was subsequently registered for resale with the SEC in a filing that was declared effective on August 4, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following discussion should be read in conjunction with the financial statements and related notes appearing in the United Therapeutics' Annual Report on Form 10-K for the year ended December 31, 1999. The following discussion contains forward-looking statements concerning the expectation of continued losses, cash needed for current research and product development contract obligations through the end of 2000, the funding for such expenses, expectations concerning milestone and royalty payments in 2000 and the adequacy of United Therapeutics' resources to fund operations through 2004. These forward-looking statements reflect the plans and beliefs of management as of the date of this report. Actual results could differ materially from those anticipated in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and in the section "Risk Factors" in the prospectus which is a part of Pre-Effective Amendment No. 2 to Form S-3 filed on August 4, 2000.

OVERVIEW

       United Therapeutics develops pharmaceuticals to treat vascular diseases, including pulmonary hypertension and peripheral vascular disease, as well as selected other chronic conditions. United Therapeutics commenced operations in June 1996 and, since its inception, has devoted substantially all of its resources to its research and development programs. United Therapeutics has generated no pharmaceutical product revenues, but has generated grant revenues, and revenues from its manufacturing subsidiary and from the resale of certain medical supplies. United Therapeutics has funded its operations primarily from the proceeds of the sale of its equity securities. United Therapeutics operates with a minimal number of employees and has contracted with qualified third parties for substantially all pharmaceutical development activities, including certain key aspects of clinical trials.

       United Therapeutics has incurred net losses each year since inception and had an accumulated deficit of $86.0 million at June 30, 2000. United Therapeutics expects to continue to incur net losses and cannot provide assurances that, in the future, it will have pharmaceutical product sales or become profitable.

       United Therapeutics has contracted with various companies and research organizations to coordinate and perform clinical trials and to provide other activities related to the development of its lead products, Uniprost and beraprost, and other products. It is anticipated that approximately $11.4 million in cash will be used for the remainder of 2000 under these agreements. These expenses will be funded from existing working capital.

FINANCIAL POSITION

       On January 18, 2000, United Therapeutics closed a private placement sale of 2.5 million shares of common stock at $32.00 per share. United Therapeutics received net proceeds, after deducting commissions and offering expenses, of approximately $74.8 million.

       Cash, cash equivalents and short-term investments at June 30, 2000 were $109.1 million as compared to $51.6 million at December 31, 1999. The increase of approximately $57.5 million is due to receipt of the net proceeds from the private placement sale which closed in January 2000 less amounts used in operations during the six month period ended June 30, 2000.

       Common stock and additional paid-in capital at June 30, 2000 increased as compared to amounts at December 31, 1999. This increase of approximately $98.0 million was due primarily to the net proceeds from the private placement sale which closed in January 2000 and the issuance of 200,000 shares of common stock valued at approximately $18.8 million in exchange for an exclusive license agreement in June 2000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 AND 1999

       Revenue for the three months ended June 30, 2000 was approximately $546,000, as compared to $54,000 for the three months ended June 30, 1999. Approximately $50,000 of these revenues were earned under the "orphan drug" grant awarded by the FDA related to United Therapeutics' development of Uniprost for the treatment of primary pulmonary hypertension. The FDA may designate a product as an "orphan drug" if the drug is one intended to treat a rare disease or condition. Approximately $295,000 of these revenues were earned by SynQuest, United Therapeutics' wholly owned subsidiary, for the synthesis and manufacture of complex molecules for third parties. Finally, approximately $201,000 of these revenues was earned from the resale of pumps and supplies to distributors in connection with United Therapeutics' lead product, Uniprost.

       Research and development expenses consist primarily of costs to acquire pharmaceutical products and product rights for development and amounts paid to contract research organizations, hospitals and laboratories for the provision of services and materials for drug development and clinical trials. Research and development expenses were $28.9 million for the three months ended June 30, 2000, as compared to $5.2 million for the three months ended June 30, 1999. The increase of approximately $23.7 million was due primarily to the expenditure of approximately $19.8 million in licensing fees (consisting of $1.0 million in cash and common stock valued at $18.8 million) in June 2000 to obtain the exclusive rights to develop sustained release formulations of beraprost in the United States and Canada, increased expenses of approximately $2.9 million related to patient enrollment in United Therapeutics' clinical trials of Uniprost, beraprost and other products and increased expenses of approximately $1.0 million related to other research.

       General and administrative expenses consist primarily of salaries, office expenses and professional fees. General and administrative expenses were $1.7 million for the three months ended June 30, 2000, as compared to $1.1 million for the three months ended June 30, 1999. This increase was due primarily to increased staffing and related travel to support expanded operations.

       Interest income for the three months ended June 30, 2000 was $1.7 million, as compared to $185,000 for the three months ended June 30, 1999. This increase was attributable primarily to an increase in the amount of cash available for investing resulting from sales of common stock since June 30, 1999, less amounts used for operations.

SIX MONTHS ENDED JUNE 30, 2000 AND 1999

       Revenue for the six months ended June 30, 2000 was approximately $856,000, as compared to approximately $108,000 for the six months ended June 30, 1999. Approximately $100,000 of these revenues was earned under the "orphan drug" grant awarded by the FDA related to United Therapeutics' development of Uniprost for the treatment of primary pulmonary hypertension. Approximately $555,000 of these revenues were earned by SynQuest, United Therapeutics' wholly owned subsidiary, for the synthesis and manufacture of complex molecules for third parties. Finally, approximately $201,000 of these revenues was earned from the resale of pumps and supplies to distributors in connection with United Therapeutics' lead product, Uniprost.

       Research and development expenses consist primarily of costs to acquire pharmaceutical products and product rights for development and amounts paid to contract research organizations, hospitals and laboratories for the provision of services and materials for drug development and clinical trials. Research and development expenses were $34.7 million for the six months ended June 30, 2000, as compared to $16.8 million for the six months ended June 30, 1999. The increase of approximately $17.9 million was due primarily to the expenditure of approximately $19.8 million in licensing fees (consisting of $1.0 million in cash and common stock valued at $18.8 million) in June 2000 to obtain the exclusive rights to develop sustained release formulations of beraprost in the United States and Canada, increased expenses of approximately $5.6 million related to patient enrollment in United Therapeutics' clinical trials of Uniprost, beraprost and other products and increased expenses of approximately $1.0 million related to other research. The increase was offset by the prior year expenditure of $9.1 million in licensing fees (consisting of $100,000 in cash and common stock valued at $9.0 million) in 1999 to obtain the exclusive rights to develop the immediate release formulation of beraprost in the United States and Canada.

       General and administrative expenses consist primarily of salaries, office expenses and professional fees. General and administrative expenses were $5.5 million for the six months ended June 30, 2000, as compared to $2.0 million for the six months ended June 30, 1999. This increase was due primarily to nonrecurring grants of approximately $2.0 million of stock and options, as well as increased staffing and related travel to support expanded operations.

       Interest income for the six months ended June 30, 2000 was $3.3 million, as compared to approximately $363,000 for the six months ended June 30, 1999. This increase was attributable primarily to an increase in the amount of cash available for investing resulting from sales of common stock since June 30, 1999, less amounts used for operations.

LIQUIDITY AND CAPITAL RESOURCES

       Until June 1999, United Therapeutics financed its operations principally through various private placements of common stock. On June 17, 1999, United Therapeutics completed an initial public offering of 4.5 million shares of common stock at $12.00 per share. Net proceeds to United Therapeutics, after deducting underwriting commissions and offering expenses, were approximately $48.9 million. On July 16, 1999, United Therapeutics' closed on the sale of 675,000 over-allotment shares to its underwriters and received net proceeds, after deducting underwriting commissions and offering expenses, of approximately $7.5 million. On January 18, 2000, United Therapeutics' closed on the sale of
2.5 million shares of common stock at $32.00 per share in a private placement and received net proceeds, after deducting underwriting commissions and offering expenses, of approximately $74.8 million.

       United Therapeutics' working capital at June 30, 2000 was $104.8 million, as compared with $48.1 million at December 31, 1999. Current liabilities at June 30, 2000 were approximately $6.8 million, as compared with $4.6 million at December 31, 1999. United Therapeutics' debt at each of June 30, 2000 and December 31, 1999 was approximately $1.8 million and consisted of equipment leases and two mortgage notes, one secured by a certificate of deposit, and both secured by the buildings and property owned by United Therapeutics located at 1106 - 1110 Spring Street in Silver Spring, Maryland. Both mortgages are due in monthly installments over 30 years.

       Net cash used in operating activities was approximately $16.0 million and $10.5 million for the six months ended June 30, 2000 and 1999, respectively. The increase resulted from the expansion of United Therapeutics' operations, particularly with respect to increased costs for Uniprost, beraprost and other product trials. For the six months ended June 30, 2000 and 1999, United Therapeutics invested approximately $275,000 and $257,000 respectively, in cash for property, plant and equipment. Net cash provided by financing activities was approximately $76.3 million and $51.3 million for the six months ended June 30, 2000 and 1999, respectively. Cash flows from financing activities for the six months ended June 30, 2000 were derived primarily from the private placement of common stock in January 2000.

Cash flows from financing activities for the six months ended June 30, 1999 were derived primarily from the initial public offering in June 1999.

       United Therapeutics has contracted with various companies and research organizations to coordinate and perform clinical trials and to provide other services related to the development of Uniprost and other products. It is anticipated that approximately $11.4 million in cash will be used for the remainder of 2000 under these agreements. These expenses will be funded from existing working capital. United Therapeutics expects to make milestone payments of up to approximately $25,000 during the remainder of 2000. United Therapeutics does not expect to make any royalty payments during 2000.

       United Therapeutics expects that existing capital resources will be adequate to fund its operations through 2004. United Therapeutics' future capital requirements and the adequacy of its available funds will depend on many factors, including:

    Regulatory approval of Uniprost and beraprost;
    Size and scope of its development efforts for existing and additional products;
    Future milestone and royalty payments
    Cost, timing and outcomes of regulatory reviews;
    Rate of technological advances;
    Determinations as to the commercial potential of United Therapeutics' products under development;
    Status of competitive products;
    Defending and enforcing intellectual property rights;
    Development of manufacturing resources or the establishment, continuation or termination of third-party manufacturing arrangements;
    Development of sales and marketing resources or the establishment, continuation or termination of third-party sales and marketing arrangements; and
    Establishment of additional strategic or licensing arrangements with other companies.

       As of December 31, 1999, United Therapeutics had available approximately $33.6 million in net operating loss carryforwards and $11.5 million in business tax credit carryforwards for federal income tax purposes that expire at various dates through 2018. As of June 30, 2000, United Therapeutics had available approximately $67.2 million in net operating loss carryforwards and $13.9 million in business tax credit carryforwards. United Therapeutics' ability to utilize its net operating loss and general business tax credit carryforwards may be limited in the future if it is determined that United Therapeutics experienced an ownership change, as defined in Section 382 of the Internal Revenue Code, as a result of prior transactions/and or future transactions. These net operating loss and general business tax credit carryforwards, if subject to limitation arising from an earlier Section 382 ownership change, would be fully available to offset income and taxes, as applicable, during their carryforward lives.

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

       In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 is required to be implemented in the quarter ending December 31, 2000. United Therapeutics does not expect SAB No. 101 to have a material impact on its revenue recognition policies.

RECENT DEVELOPMENTS

       In July 2000, United Therapeutics closed on the sale of 1,300,000 shares of common stock at $110.00 per share in a private placement. Net proceeds, after deducting commissions and certain offering expenses, were approximately $134.3 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       United Therapeutics does not have significant exposure to market risks associated with changes in interest rates related to its corporate and government debt securities held as of June 30, 2000.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

       (c)    During the three-month period ended June 30, 2000,
United Therapeutics sold the following securities in reliance upon Section 4(2) and/or Regulation D of the Securities Act of 1933, as amended:

       Exclusive License Agreement
       In June 2000, United Therapeutics closed on the sale of 200,000 shares of its common stock to Toray Industries, Inc. in partial payment for obtaining the exclusive rights to develop sustained release formulations of beraprost in the United States and Canada for the treatment of vascular diseases (including cardiovascular diseases).

       Exercise of Options
       In June 2000, United Therapeutics issued 41,666 shares of common stock to a former director pursuant to the terms of a stock option award granted in December 1997. Net proceeds from this exercise were $374,994.

       SynQuest Escrow Adjustment
       In October 1999, United Therapeutics acquired SynQuest, Inc. A portion of the consideration to the sellers was paid with United Therapeutics common stock and placed in escrow. United Therapeutics and SynQuest subsequently agreed to decrease the number of shares of United Therapeutic common stock held in escrow by 5,091 shares. Accordingly, in April 2000, United Therapeutics canceled 5,091 shares of common stock.

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

       From June 17, 1999 to June 30, 2000, the amount of expenses incurred by United Therapeutics due to underwriting discounts and commissions, finders' fees and expenses paid to or for underwriters for the sale of the 4,500,000 shares was $3,780,000 and approximately $39,300 for other expenses incurred by United Therapeutics in connection with the offering. Of the $39,300 in other expenses incurred, approximately $1,800 was paid to Mahon Patusky Rothblatt & Fisher, Chartered, a law firm for which the Chief Executive Officer of United Therapeutics serves as uncompensated Of Counsel and the Assistant Secretary serves as a partner. The net proceeds to United Therapeutics from the offering of the 4,500,000 shares, after deducting the total expenses described above and expenses incurred prior to the effectiveness of the registration statement, was approximately $48.9 million.

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

       Since the completion of the initial public offering in June 1999 and the exercise of the over-allotment shares in July 1999, the net offering proceeds have been applied to the following uses in the following approximate amounts:
$26.2 million for research and development, $558,000 to purchase machinery, equipment and leasehold improvements, $4.3 million for working capital and general corporate purposes (including standard compensation to employees, officers, and directors), $313,000 to purchase SynQuest, Inc., $3.1 million to purchase a 15 percent interest in Synergy Pharmaceuticals, Inc., and $487,000 to repay debt. United Therapeutics has temporarily invested the $21.4 million balance of the offering proceeds in short-term investments. The short-term investments consist primarily of high credit quality debt instruments of corporations and financial institutions with maturities of three months or less when purchased. Except as indicated, all of the payments described above were direct or indirect payments to entities or persons other than directors, officers, or greater than 10% owners of any equity securities of United Therapeutics.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were voted upon at United Therapeutics' annual meeting of stockholders held on May 23, 2000 and received the votes set forth below:

       1. All of the following persons nominated were elected to serve as directors for a the term indicated below and received the number of votes set opposite their respective names:

                                   For             Withheld
Term Expiring in 2001:
Olivia Giscard D'Estaing        15,073,389          131,604
H. Beecher Hicks, III           15,198,377            6,616
Michael C. Miles                15,198,377            6,616

Term Expiring in 2002:
Shelmer D. Blackburn Jr.        15,198,219            6,774
Noah A. Samara                  15,198,389            6,604
David Gooray, M.D               15,073,389          131,604

Term Expiring in 2003:
Martine A. Rothblatt            13,672,036        1,532,957
James W. Crow, Ph.D             13,687,847        1,517,146
Gilles Cloutier, Ph.D           15,189,500           15,493


       2. A proposal to amend the United Therapeutics Amended and Restated Equity Incentive Plan to permit grants to employees and consultants of subsidiaries of United Therapeutics was approved, receiving 9,647,745 votes "For" and 4,519,886 votes "Against", with 1,035,246 broker non-votes and 2,116 abstentions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a)       Exhibits

       3.1    Amended and Restated Certificate of Incorporation of the
              Registrant (incorporated by reference to Exhibit 3.1 of
              Registration Statement on Form S-1, File No. 333-76409).
       3.2    Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 of Registration Statement on Form S-1,
              File No. 333-76409).
       4.1    Registration Rights Agreement, dated as of October 30, 1998, by and among the Registrant, Merrill Lynch KECALP L.P. 1997, and
              Merrill Lynch KECALP International L.P. 1997, incorporated by reference to Exhibit 4.2 of the Registrant's Registration
              Statement on Form S-1 (Registration No. 333-76409).
       4.2    Form of Common Stock Purchase Agreement, executed as of March
              1998, by and between the Registrant and each of Community
              Investment Partners III L.P., LLLP, Mary Ellen and Raul Evelio
              Perez, Trustees of the Mary Ellen Perez revocable trust dated
              October 28, 1993, Edward D. Jones & Co., Oakwood Investors I,
              L.L.C. and James L. Nouss, Jr., incorporated by reference to
              Exhibit 4.3 of the Registrant's Registration Statement on Form S-1
              (Registration No. 333-76409).
       4.3    Stock Option Grant to purchase shares of United Therapeutics'
              common stock, issued on September 16, 1998, to Toray Industries,
              Inc., incorporated by reference to Exhibit 4.5 of the Registrant's
              Registration Statement on Form S-1 (Registration No. 333-76409).
       4.4    Registration Rights Agreement, dated as of October 7, 1999, by and among the Registrant and Robert M. Moriarty, Ph.D., Raju Penmasta,
              Ph.D., Liang Guo, Ph.D., George W. Davis, Esq. and David Moriarty,
              incorporated by reference to Exhibit 10.2 of the Registrant's Form
              10-Q for the period ended September 30, 1999.
       4.5    Form of Purchase Agreement dated as of December 22, 1999,
              incorporated by reference to Exhibit 4.6 of the Registrant's
              Registration Statement on Form S-1, as amended on Form S-3
              (Registration No. 333-93853).
       4.6    Registration Rights Agreement, dated as of June 27, 2000 by and between the Registrant and Toray Industries, Inc., incorporated by reference to Exhibit 4.7 of the Registrant's Registration
              Statement on Form S-3 (Registration No. 333-40598).
       4.7    Stock Option Grant to purchase shares of United Therapeutics'
              common stock, issued on June 27, 2000, to Toray Industries, Inc., incorporated by reference to Exhibit 4.8 of the Registrant's
              Registration Statement on Form S-3 (Registration No. 333-40598).
       4.8    Form of Stock Purchase Agreement dated July 13, 2000 incorporated by reference to Exhibit 99.2 of the Registrant's Current Report on
              Form 8-K filed July 14, 2000.
       10.1   Exclusive License Agreement dated as of June 23, 2000 between the
              Registrant and Toray Industries, Inc, incorporated by reference to
              Exhibit 10.1 of the Registrant's Registration Statement on Form
              S-3 (Registration No. 333-40598).
       27     Financial Data Schedule

       (b)         Reports on Form 8-K

                   On June 27, 2000, the Registrant filed a Form 8-K dated June 27, 2000 reporting an Item 5 event.

       On June 29, 2000, the Registrant filed a Form 8-K dated June 29, 2000 reporting an Item 5 event.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            UNITED THERAPEUTICS CORPORATION

Date:  August 14, 2000                      /s/ Martine A. Rothblatt
                                            ------------------------
                                            By:  Martine A. Rothblatt
                                            Title:  Chief Executive Officer


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