Form 10-Q
period 2000-09-30
UNITED THERAPEUTICS CORP
filed 2000-11-13
CIK 1082554

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended          September 30, 2000
                                ------------------------------------------------
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________________to __________________________

                         Commission file number 0-26301
                                                -------

                         United Therapeutics Corporation
                         -------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                       Delaware                                               52-1984749
------------------------------------------------------ ------------------------------------------------------
   (State or Other Jurisdiction of Incorporation or              (I.R.S. Employer Identification No.)
                    Organization)


         1110 Spring Street, Silver Spring, MD                                20910
------------------------------------------------------ ------------------------------------------------------
             (Address of Principal                                          (Zip Code)
              Executive Offices)

                                 (301) 608-9292
                                 --------------
               Registrant's Telephone Number, Including Area Code


--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No
                                              -----     -----

The number of shares outstanding of the issuer's common stock, par value $.01 per share, as of November 8, 2000 was 20,184,768.

                                      INDEX

                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION (UNAUDITED)

     Item 1.  Financial Statements

                   Consolidated Balance Sheets                               3

                   Consolidated Statements of Operations                     4

                   Consolidated Statements of Cash Flows                     5

                   Notes to Consolidated Financial Statements                6

     Item 2.  Management's Discussion and Analysis of Financial              8
              Condition and Results of Operations

     Item 3.  Quantitative and Qualitative Disclosures About                12
              Market Risk

PART II. OTHER INFORMATION

     Item 2.  Changes in Securities and Use of Proceeds                     12

     Item 6.  Exhibits and Reports on Form 8-K                              14

SIGNATURES                                                                  15

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                         UNITED THERAPEUTICS CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                                SEPTEMBER 30, 2000
                                                                                   (UNAUDITED)          DECEMBER 31, 1999
                                                                                ------------------      -----------------
Assets
------
Current assets:
   Cash and cash equivalents                                                       $ 224,287,827        $  18,279,883
   Investments                                                                        14,256,455           33,315,914
   Accounts receivable                                                                   581,969              362,268
   Inventories                                                                         1,207,272              259,861
   Prepaid expense                                                                        46,996               79,981
   Other current assets                                                                  454,859              358,456
                                                                                   -------------        -------------
      Total current assets                                                           240,835,378           52,656,363
                                                                                   -------------        -------------


Property, plant and equipment, net                                                     3,918,618            3,791,517
Certificate of deposit                                                                   563,253              539,545
Deferred offering costs                                                                        -              159,418
Goodwill and other intangible assets, net                                              2,094,339            2,690,533
Investment in affiliate                                                                4,782,635                    -
Other                                                                                    247,022              105,759
                                                                                   -------------        -------------
      Total assets                                                                 $ 252,441,245        $  59,943,135
                                                                                   =============        =============
Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
   Accounts payable                                                                $   3,328,785        $   2,348,090
   Accrued expenses                                                                    4,533,305            2,107,805
   Payroll taxes withheld                                                                      -               64,537
   Current portion of notes and leases payable                                            29,247               56,786
                                                                                   -------------        -------------
      Total current liabilities                                                        7,891,337            4,577,218
Notes and leases payable, excluding current portion                                    1,762,778            1,783,705
Other liabilities                                                                         13,823               16,662
                                                                                   -------------        -------------
      Total liabilities                                                                9,667,938            6,377,585
Stockholders' equity:
   Preferred stock, par value $.01, 10,000,000 shares                                          -                    -
      authorized, no shares issued
   Common stock, par value $.01, 100,000,000                                             201,846              160,032
      shares authorized, 20,184,561 and 16,003,218
      shares issued and outstanding at September 30,
      2000 and December 31, 1999, respectively
Additional paid-in capital                                                           335,580,796          102,678,916
Accumulated deficit                                                                  (93,009,335)         (49,273,398)
                                                                                   -------------        -------------
      Total stockholders' equity                                                     242,773,307           53,565,550
                                                                                   -------------        -------------
      Total liabilities and stockholders' equity                                   $ 252,441,245        $  59,943,135
                                                                                   =============        =============

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         UNITED THERAPEUTICS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                       THREE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                                       --------------------------------        --------------------------------
                                           2000                1999                2000               1999
                                       ------------------------------------------------------------------------


Revenues:
  Sales                                $    353,891        $          -        $  1,109,591        $          -
  Grant revenue                              50,000              53,750             150,000             161,250
                                       ------------        ------------        ------------        ------------
     Total revenues                         403,891              53,750           1,259,591             161,250
                                       ------------        ------------        ------------        ------------

Operating expenses:
   Research and development               8,135,688           5,977,408          42,848,352          22,783,815
   General and administrative             2,426,571           1,232,747           7,924,105           3,204,408
   Cost of sales                            264,547                   -             918,417                   -
                                       ------------        ------------        ------------        ------------
      Total operating expenses           10,826,806           7,210,155          51,690,874          25,988,223
                                       ------------        ------------        ------------        ------------
      Loss from operations              (10,422,915)         (7,156,405)        (50,431,283)        (25,826,973)

Other income (expense):
   Interest income                        3,438,644             791,207           6,709,370           1,154,386
   Interest expense                         (34,541)            (12,674)            (90,201)            (26,941)
   Other - net                                4,789              17,895              76,178              17,895
                                       ------------        ------------        ------------        ------------
      Total other income                  3,408,892             796,428           6,695,347           1,145,340
                                       ------------        ------------        ------------        ------------

      Net loss before income tax         (7,014,023)         (6,359,977)        (43,735,936)        (24,681,633)

Income tax                                        -                   -                   -              (3,454)
                                       ------------        ------------        ------------        ------------

      Net loss                         $ (7,014,023)       $ (6,359,977)       $(43,735,936)       $(24,685,087)
                                       ============        ============        ============        ============

Net loss per common share -
basic and diluted                      $      (0.35)       $      (0.40)       $      (2.32)       $      (1.97)
                                       ============        ============        ============        ============

Weighted average number of
common shares outstanding -
basic and diluted                        19,990,563          15,791,913          18,871,366          12,512,107
                                       ============        ============        ============        ============

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         UNITED THERAPEUTICS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                                      ----------------------------------
                                                                           2000                 1999
                                                                      -------------        -------------
Cash flows from operating activities:
Net loss                                                              $ (43,735,936)       $ (24,685,087)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                            691,028               86,740
   Loss on disposals of equipment                                                 -                9,319
   Stock issued for exclusive license agreement                          18,770,000            9,000,000
   Stock grant to Columbia University                                       749,967                    -
   Stock and options issued to employees and consultants                  1,230,861               57,830
   Amortization of discount on investments                                 (766,540)            (918,420)
Changes in operating assets and liabilities:
   Accounts receivable                                                     (219,701)              41,702
   Inventories                                                             (947,411)                   -
   Prepaid expenses                                                          32,985             (103,246)
   Other current assets                                                     (96,403)                   -
   Other assets                                                            (141,263)             (61,730)
   Accounts payable                                                         980,695              453,580
   Accrued expenses                                                       2,425,500               79,906
   Payroll taxes withheld                                                   (64,537)             (13,571)
   Other liabilities                                                         (2,839)              16,662
                                                                      -------------        -------------
      Net cash used in operating activities                             (21,093,594)         (16,036,315)
Cash flows from investing activities:
   Purchases of property, plant, and equipment                             (362,856)          (1,868,862)
   Investment in Synergy Pharmaceuticals, Inc.                           (3,052,966)                   -
   Purchases of investments and certificate of deposit                  (42,227,709)        (100,818,444)
   Sales and maturities of investments                                   62,030,000           57,874,000
                                                                      -------------        -------------
      Net cash provided by (used in) investing activities                16,386,469          (44,813,306)
Cash flows from financing activities:
   Proceeds from issuance of common stock                               209,053,566           58,379,045
   Principal payments on notes payable                                      (16,374)            (315,730)
   Proceeds from the exercise of stock options                            1,550,551                    -
   Proceeds from note payable                                                     -            1,798,000
   Principal payments on capital lease obligations                          (32,092)              (5,015)

   Deferred offering costs                                                  159,418                    -
                                                                      -------------        -------------
      Net cash provided by financing activities                         210,715,069           59,856,300

Net increase (decrease) in cash and cash equivalents                    206,007,944             (993,321)
Cash and cash equivalents, beginning of period                           18,279,883            6,779,067
                                                                      -------------        -------------
Cash and cash equivalents, end of period                              $ 224,287,827        $   5,785,746
                                                                      =============        =============
Supplemental schedule of cash flow information -
       Cash paid for interest                                         $      90,201        $      26,942
                                                                      =============        =============
Noncash investing and financing activities:
       Stock issued for investment in affiliate                       $   1,729,669        $           -
                                                                      =============        =============
       Stock issued for exclusive license agreement                   $  18,770,000        $           -
                                                                      =============        =============
       Equipment acquired under a capital lease                       $           -        $      16,629
                                                                      =============        =============


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         UNITED THERAPEUTICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

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

          United Therapeutics has five wholly owned subsidiaries: Lung Rx, Inc., Unither Pharmaceuticals, Inc., Unither Telemedicine Services Corporation, SynQuest, Inc. and United Therapeutics Europe Ltd.

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

          In the opinion of United Therapeutics' management, any adjustments contained in the accompanying unaudited consolidated financial statements are of a normal recurring nature, necessary to present fairly its financial position as of September 30, 2000 and its results of operations for the three and nine month periods ended September 30, 2000 and 1999 and its cash flows for the nine month periods ended September 30, 2000 and 1999. Interim results are not necessarily indicative of results for an entire year.

3.        MARKETABLE INVESTMENTS

          Investments at September 30, 2000 consist of a marketable debt security maturing in December 2000.

4.        INVESTMENT IN AFFILIATE AND EXCLUSIVE LICENSE AGREEMENTS

          Synergy Pharmaceuticals, Inc.
          In March 2000, Unither Pharmaceuticals, Inc. (Unither), a wholly owned subsidiary of United Therapeutics, entered into a license agreement with Synergy Pharmaceuticals, Inc. (Synergy) to obtain from Synergy the exclusive worldwide rights to certain patents relating to anti-viral compounds. Unither paid Synergy a $100,000 license fee which was expensed as research and development. The agreement conditionally requires that Unither pay Synergy milestone payments of up to $22.2 million for each FDA-approved product plus royalties ranging from 6 percent to 12.25 percent, subject to reductions, based on net sales. Additionally, Unither acquired 15 percent of the outstanding stock of Synergy for a total of $5 million. The purchase price was paid with $3.0 million in cash and 21,978 shares of common stock of United Therapeutics valued at approximately $2.0 million. As part of these transactions, Unither received an exclusive option to purchase the remaining stock of Synergy at its fair value to be determined in the future in accordance with the terms of the contract.

          At September 30, 2000, the investment in Synergy totaled approximately $4.8 million. This investment is being accounted for under the cost method.

          Toray Industries, Inc.
          In June 2000, United Therapeutics entered into an agreement with Toray Industries, Inc. obtaining the exclusive right to develop and market sustained release formulations of the oral prostacyclin beraprost in the United States and Canada for the treatment of all vascular indications (including cardiovascular indications). In exchange, United Therapeutics paid Toray $1.0 million in cash and 200,000 shares of common stock of United Therapeutics valued at approximately $18.8 million. In addition, United Therapeutics agreed to grant Toray an option to purchase 500,000 shares of common stock upon Toray's delivery of clinical trial material (expected in 2001) with an exercise price based on the average of closing market prices during the month preceding delivery of clinical trial material. United Therapeutics also agreed to pay Toray milestone payments of up to $750,000. License fees paid to Toray under this agreement and expensed as research and development totaled $19,770,000 for the nine month period ended September 30, 2000.

          Pursuant to the agreement, United Therapeutics has agreed to pay all costs and expenses associated with undertaking clinical trials, obtaining regulatory approvals and commercializing sustained release formulations of beraprost in the United States and Canada for the treatment of vascular indications (including cardiovascular indications). Toray has retained all manufacturing rights for sustained release formulations of beraprost. United Therapeutics has agreed to purchase sustained release formulations of beraprost solely from Toray at specified prices based on volume. The agreement sets forth a product development schedule. In the event that development by United Therapeutics falls significantly behind the schedule specified in the agreement, Toray may terminate the agreement. Furthermore, United Therapeutics is responsible under the agreement for achieving minimum annual product net sales as determined in advance by mutual agreement, and in the case of the first two years of commercial sales, minimum net sales of $2.5 million and $5 million, respectively. In the event that United Therapeutics is unable to meet any minimum annual net sales requirement for two consecutive years, Toray may convert the exclusive license to a non-exclusive license. United Therapeutics would then be required to share any product marketing rights approved by the FDA with a third-party licensee chosen by Toray. The agreement expires 10 years following FDA approval of beraprost for the particular disease indication. United Therapeutics may extend the agreement for unlimited 12 month periods with Toray's consent.

5.        INVENTORIES

          United Therapeutics manufactures certain compounds and purchases medical supplies for use in its ongoing clinical trials. These inventories are accounted for under the first-in, first-out method. At September 30, 2000 and December 31, 1999, inventories consisted of the following:

                                           September 30,                 December 31,
                                               2000                          1999
                                               -----                         ----

UT-15 (in process)                       $         875,747              $       259,861
Medical supplies                                   301,510                            -
Raw chemical materials                              30,015                            -
                                         -----------------              ---------------
                                         $       1,207,272              $       259,861
                                         =================              ===============


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

7.        ADVANCES TO EMPLOYEES

          During the quarter ended June 30, 2000, United Therapeutics advanced approximately $210,000 to three employees. These advances are being repaid with interest of 8% over a period of up to nine months. At September 30, 2000, total advances receivable from employees were approximately $210,000 and are included in other current assets in the accompanying consolidated balance sheets.

8.        RECENT DEVELOPMENTS

          On October 16, 2000, United Therapeutics filed the remaining sections of its first New Drug Application (NDA) with the U.S. Food and Drug Administration for the approval of its prostacyclin analog known as UT-15 (with a pending trade name of Uniprost) for the treatment of pulmonary hypertension. On October 19, 2000, United Therapeutics was informed by the FDA that six-month priority review of the NDA had been granted. On November 3, 2000, United Therapeutics was informed by the FDA that the UT-15 NDA had been accepted for filing. On October 16, 2000, United Therapeutics was informed that its synthesis and manufacturing subsidiary, SynQuest, Inc., has successfully completed its FDA Pre-Approval Inspection.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion should be read in conjunction with the consolidated financial statements and related notes appearing in the United Therapeutics' Annual Report on Form 10-K for the year ended December 31, 1999. The following discussion contains forward-looking statements concerning the expectation of continued losses, cash needed for current research and product development contract obligations through the end of 2000, the funding for such expenses, expectations concerning milestone and royalty payments in 2000, the use of net operating loss carryforwards and business tax credit carryforwards, and the adequacy of United Therapeutics' resources to fund operations through 2004. These forward-looking statements reflect the plans and beliefs of management as of the date of this report. Actual results could differ materially from those anticipated in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and in the section "Risk Factors" in the prospectus which is a part of Pre-Effective Amendment No. 2 to Form S-3 filed on August 4, 2000.

OVERVIEW

          United Therapeutics is a pharmaceutical company based in Silver Spring, Maryland and Research Triangle Park, North Carolina, that is focused on clinical development and commercialization of in-licensed compounds for the treatment of life threatening diseases characterized by high chronic care costs. The current focus of United Therapeutics is the development of therapies to treat vascular, inflammatory and infectious disease. United Therapeutics commenced operations in June 1996 and, since its inception, has devoted substantially all of its resources to its research and development programs. United Therapeutics has generated no pharmaceutical product revenues, but has generated grant revenues and revenues from its manufacturing subsidiary and from the resale of certain medical supplies. United Therapeutics has funded its operations primarily from the proceeds of the sale of its equity securities. United Therapeutics operates with a minimal number of employees and has contracted with qualified third parties for substantially all pharmaceutical development activities, including certain key aspects of clinical trials.

          United Therapeutics has incurred net losses each year since inception and had an accumulated deficit of $93.0 million at September 30, 2000. United Therapeutics expects to continue to incur net losses and cannot provide assurances that, in the future, it will have pharmaceutical product sales or become profitable.

          United Therapeutics has contracted with various companies and research organizations to coordinate and perform clinical trials and to provide other activities related to the development of its lead products, UT-15 and beraprost, and other products. It is anticipated that approximately $4.1 million in cash will be used for the remainder of 2000 under these agreements. These expenses will be funded from existing working capital.

FINANCIAL POSITION

          On January 18, 2000, United Therapeutics closed a private placement sale of 2.5 million shares of common stock at $32.00 per share. United Therapeutics received net proceeds, after deducting commissions and offering expenses, of approximately $74.8 million.

          On July 20, 2000, United Therapeutics closed on the sale of
1.3 million shares of its common stock at $110.00 per share in a private placement. Net proceeds, after deducting commissions and offering expenses, were approximately $134.3 million.

          Cash, cash equivalents and short-term investments at September 30, 2000 were $238.5 million as compared to $51.6 million at December 31, 1999. The increase of approximately $186.9 million is due to receipt of the net proceeds from the private placement sales of common stock which closed in January 2000 and July 2000, less amounts used in operations during the nine month period ended September 30, 2000.

          Common stock and additional paid-in capital at September 30, 2000 increased as compared to amounts at December 31, 1999. This increase of approximately $232.9 million was due primarily to the net proceeds from the private placement sales of common stock which closed in January 2000 and July 2000 and the issuance of 200,000 shares of common stock valued at approximately $18.8 million in exchange for an exclusive license agreement in June 2000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

          Revenues for the three months ended September 30, 2000 were approximately $404,000, as compared to $54,000 for the three months ended September 30, 1999. Approximately $50,000 of these revenues was earned under the "orphan drug" grant awarded by the FDA related to United Therapeutics' development of UT-15 for the treatment of primary pulmonary hypertension. The FDA may designate a product as an "orphan drug" if the drug is one intended to treat a rare disease or condition. Approximately $193,000 of these revenues was earned by SynQuest, United Therapeutics' wholly owned subsidiary, for the synthesis and manufacture of complex molecules for third parties. Finally, approximately $110,000 of these revenues was earned from the resale of pumps and supplies to distributors in connection with United Therapeutics' lead product, UT-15.

          Research and development expenses consist primarily of costs to acquire pharmaceutical products and product rights for development and amounts paid to contract research organizations, hospitals and laboratories for the provision of services and materials for drug development and clinical trials. Research and development expenses were $8.1 million for the three months ended
September 30, 2000, as compared to $6.0 million for the three months ended September 30, 1999. The increase of approximately $2.1 million was due primarily to increased expenses of approximately $1.8 million related to patient enrollment in United Therapeutics' clinical trials and increased expenses of approximately $247,000 related to other research.

          General and administrative expenses consist primarily of salaries, office expenses and professional fees. General and administrative expenses were $2.4 million for the three months ended September 30, 2000, as compared to $1.2 million for the three months ended September 30, 1999. This increase of approximately $1.2 million was due primarily to increased staffing and related travel to support expanded operations and increased professional fees.

          Interest income for the three months ended September 30, 2000 was $3.4 million, as compared to $791,000 for the three months ended September 30, 1999. This increase of approximately $2.6 million was attributable primarily to an increase in the amount of cash available for investing resulting from sales of common stock since September 30, 1999, less amounts used for operations.

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

          Revenues for the nine months ended September 30, 2000 were approximately $1.3 million, as compared to approximately $161,000 for the nine months ended September 30, 1999. Approximately $150,000 of these revenues was earned under the "orphan drug" grant awarded by the FDA related to United Therapeutics' development of UT-15 for the treatment of primary pulmonary hypertension. Approximately $799,000 of these revenues was earned by SynQuest, United Therapeutics' wholly owned subsidiary, for the synthesis and manufacture of complex molecules for third parties. Finally, approximately $311,000 of these revenues was earned from the resale of pumps and supplies to distributors in connection with United Therapeutics' lead product, UT-15.

          Research and development expenses consist primarily of costs to acquire pharmaceutical products and product rights for development and amounts paid to contract research organizations, hospitals and laboratories for the provision of services and materials for drug development and clinical trials. Research and development expenses were $42.8 million for the nine months ended September 30, 2000, as compared to $22.8 million for the nine months ended September 30, 1999. The increase of approximately $20.0 million was due primarily to the expenditure of approximately $19.8 million in licensing fees (consisting of $1.0 million in cash and common stock valued at $18.8 million) in June 2000 to obtain the exclusive rights to develop sustained release formulations of beraprost in the United States and Canada, increased expenses of approximately $7.4 million related to patient enrollment in United Therapeutics' clinical trials and increased expenses of approximately $2.0 million related to other research. The increase was offset by the prior year expenditure of $9.1 million in licensing fees (consisting of $100,000 in cash and common stock valued at $9.0 million) in 1999 to obtain the exclusive rights to develop the immediate release formulation of beraprost in the United States and Canada.

          General and administrative expenses consist primarily of salaries, office expenses and professional fees. General and administrative expenses were $7.9 million for the nine months ended September 30, 2000, as compared to $3.2 million for the nine months ended September 30, 1999. This increase was due primarily to nonrecurring grants of approximately $2.4 million of stock and options, increased expenses of approximately $1.0 million related to professional fees, as well as increased staffing and related travel to support expanded operations.

          Interest income for the nine months ended September 30, 2000 was $6.7 million, as compared to approximately $1.2 million for the nine months ended September 30, 1999. This increase was attributable primarily to an increase in the amount of cash available for investing resulting from sales of common stock since September 30, 1999, less amounts used for operations.

LIQUIDITY AND CAPITAL RESOURCES

          Until June 1999, United Therapeutics financed its operations principally through various private placements of common stock. On June 17, 1999, United Therapeutics completed an initial public offering of 4.5 million shares of common stock at $12.00 per share. Net proceeds to United Therapeutics, after deducting underwriting commissions and offering expenses, were approximately $48.9 million. On July 16, 1999, United Therapeutics' closed on the sale of 675,000 over-allotment shares to its underwriters and received net proceeds, after deducting underwriting commissions and offering expenses, of approximately $7.5 million. On January 18, 2000, United Therapeutics' closed on the sale of 2.5 million shares of common stock at $32.00 per share in a private placement and received net proceeds, after deducting underwriting commissions and offering expenses, of approximately $74.8 million. On July 20, 2000, United Therapeutics' closed on the sale of 1.3 million shares of its common stock at $110.00 per share in a private placement and received net proceeds, after deducting underwriting commissions and offering expenses, of approximately $134.3 million.

          United Therapeutics' working capital at September 30, 2000 was $232.9 million, as compared with $48.1 million at December 31, 1999. Current liabilities at September 30, 2000 were approximately $7.9 million, as compared with $4.6 million at December 31, 1999. United Therapeutics' debt at each of September 30, 2000 and December 31, 1999 was approximately $1.8 million and consisted of equipment leases and two mortgage notes, one secured by a certificate of deposit, and both secured by the buildings and property owned by United Therapeutics located at 1106 - 1110 Spring Street in Silver Spring, Maryland. Both mortgages are due in monthly installments over 30 years.

          Net cash used in operating activities was approximately $21.1 million and $16.0 million for the nine months ended September 30, 2000 and 1999, respectively. The increase resulted from the expansion of United Therapeutics' operations, particularly with respect to increased costs for UT-15, beraprost and other product trials. For the nine months ended September 30, 2000 and 1999, United Therapeutics invested approximately $363,000 and $1.9 million respectively, in cash for property, plant and equipment. Net cash provided by financing activities was approximately $210.7 million and $59.9 million for the nine months ended September 30, 2000 and 1999, respectively. Cash flows from financing activities for the nine months ended September 30, 2000 were derived primarily from the private placements of common stock in January 2000 and July 2000. Cash flows from financing activities for the nine months ended September 30, 1999 were derived primarily from the initial public offering in June 1999.

          United Therapeutics has contracted with various companies and research organizations to coordinate and perform clinical trials and to provide other services related to the development of UT-15 and other products. It is anticipated that approximately $4.1 million in cash will be used for the remainder of 2000 under these agreements. These expenses will be funded from existing working capital. United Therapeutics expects to make milestone payments of up to approximately $25,000 during the remainder of 2000. United Therapeutics does not expect to make any royalty payments during 2000.

          United Therapeutics expects that existing capital resources will be adequate to fund its operations through 2004. United
Therapeutics' future capital requirements and the adequacy of its available funds will depend on many factors, including:

          Regulatory approval of UT-15 and beraprost;
          Size and scope of its development efforts for existing and additional products;
          Future milestone and royalty payments;
          Cost, timing and outcomes of regulatory reviews;
          Rate of technological advances;
          Determinations as to the commercial potential of United
          Therapeutics' products under development;
          Status of competitive products;
          Defending and enforcing intellectual property rights;

          Development of manufacturing resources or the establishment, continuation or termination of third-party manufacturing arrangements; Development of sales and marketing resources or the establishment, continuation or termination of third-party sales and marketing arrangements; and
          Establishment of additional strategic or licensing arrangements with other companies.

          As of December 31, 1999, United Therapeutics had available approximately $27.4 million in net operating loss carryforwards and $11.5 million in business tax credit carryforwards for federal income tax purposes that expire at various dates through 2018. As of September 30, 2000, United Therapeutics had available approximately $65.7 million in net operating loss carryforwards and $15.1 million in business tax credit carryforwards. A portion of these carryforward items is subject to certain limitations. United Therapeutics does not believe that the limitations will cause the net operating loss and general business credit carryforwards to expire unused.

RECENT ACCOUNTING PRONOUNCEMENTS

          In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." United Therapeutics is required to adopt SFAS No. 133, as amended by SFAS Nos. 137 and 138, for fiscal quarters beginning January 1, 2001. SFAS No. 133 established methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because United Therapeutics holds no derivative financial instruments and does not engage in hedging activities, adoption of SFAS No. 133 is not expected to have a material impact on United Therapeutics' financial condition or results of operations.

          In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 is required to be implemented by United Therapeutics in the quarter ending December 31, 2000. United Therapeutics does not expect SAB No. 101 to have a material impact on its revenue recognition policies.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          United Therapeutics does not have significant exposure to market risks associated with changes in interest rates related to its corporate and government debt securities held as of September 30, 2000.

PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

          (c) During the three month period ended September 30, 2000, United Therapeutics sold the following securities in reliance upon
Section 4(2) and/or Regulation D of the Securities Act of 1933, as amended:

          Private Placement of Common Stock
          In July 2000, United Therapeutics closed on the sale of 1,300,000 shares of its common stock at $110.00 per share in a private placement to accredited institutional investors. Net proceeds, after deducting commissions and offering expenses, were approximately $134.3 million. The common stock was registered for resale with the SEC in a filing that was declared effective on August 4, 2000.

          Employee Stock Awards
          In July and September 2000, United Therapeutics issued
1,700 shares of common stock to two employees pursuant to their employment agreements. United Therapeutics received no proceeds from the issuances. The employees were not directors or officers.

          (d) United Therapeutics registered 4,500,000 shares of its common stock, par value $.01 per share, and an additional 675,000 shares of its common stock for sale to the underwriters exclusively to cover over-allotments, on Registration Statement on Form S-1, Commission File No. 333-76409. The Securities and Exchange Commission declared United Therapeutics' registration statement effective on June 17, 1999. The net proceeds to United Therapeutics from the offering of the 5,175,000 shares, after deducting expenses was approximately $56.4 million.

Since the completion of the initial public offering in June 1999 and the exercise of the over-allotment shares in July 1999, the net offering proceeds have been applied to the following uses in the following approximate amounts:
$23.9 million for research and development, $489,000 to purchase machinery, equipment and leasehold improvements, $4.6 million for working capital and general corporate purposes (including compensation to employees, officers, and directors in accordance with their standard agreements), $313,000 to purchase SynQuest, Inc., $3.1 million to purchase a 15 percent interest in Synergy Pharmaceuticals, Inc., and $483,000 to repay debt. United Therapeutics has temporarily invested the $23.5 million balance of the offering proceeds in short-term investments. The short-term investments consist primarily of high credit quality debt instruments of corporations and financial institutions with maturities of three months or less when purchased. Except as indicated, all of the payments described above were direct or indirect payments to entities or persons other than directors, officers, or greater than 10% owners of any equity securities of United Therapeutics.

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

          (b)       Reports on Form 8-K

                    On July 13, 2000, the Registrant filed a Form 8-K dated July 13, 2000 reporting an Item 5 event.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           UNITED THERAPEUTICS CORPORATION

Date:  November 10, 2000                   /s/ Martine A. Rothblatt
       ------------------------            ------------------------
                                           By:  Martine A. Rothblatt
                                           Title:  Chief Executive Officer


                                           /s/ Fred T. Hadeed
                                           ------------------------
                                           By:  Fred T. Hadeed
                                           Title:  Chief Financial Officer

                                  EXHIBIT INDEX



          The following exhibits are filed as a part of this report:


          27        Financial Data Schedule