Form 10-K
period 2000-12-31
UNITED THERAPEUTICS CORP
filed 2001-03-30
CIK 1082554

                       Securities and Exchange Commission
                              Washington, DC 20549
                                    Form 10-K

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934
                  For the fiscal year ended December 31, 2000
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from      to

                         Commission File Number 0-26301

                         UNITED THERAPEUTICS CORPORATION
                         -------------------------------
             (Exact name of Registrant as specified in its charter)

                    Delaware                                          52-1984749
-----------------------------------------------  ------------------------------------------------
          (State or Other Jurisdiction                  (IRS Employer Identification No.)
       of Incorporation or Organization)

               1110 Spring Street
               Silver Spring, MD                                       20910
-----------------------------------------------  ------------------------------------------------
    (Address of principal executive offices)                         (zip code)

       Registrant's telephone number, including area code: (301) 608-9292

         Securities registered under Section 12(b) of the Exchange Act:
                                      None.

         Securities registered under Section 12(g) of the Exchange Act:
                     Common Stock, par value $.01 per share
                 and associated preferred stock purchase rights
                                (Title of Class)

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

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The number of shares outstanding of the registrant's Common Stock, par value $0.01 per share, as of March 15, 2001 was 20,741,419 shares. The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the average bid and asked prices on March 15, 2001 as reported by the Nasdaq National Market was approximately $264,525,372.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's definitive proxy statement for the registrant's 2001 annual shareholders meeting are incorporated by reference in
Part III of this Form 10-K.

                                     PART I

ITEM 1.    BUSINESS

        United Therapeutics is a biotechnology company focused on combating cardiovascular, inflammatory, and infectious diseases with unique therapeutic products. These products include pharmaceuticals, arginine products and telemedicine services. The company was incorporated in June 1996 in Delaware under the name Lung Rx, Inc. The company changed its name to United Therapeutics Corporation in December 1997.

UNITED THERAPEUTICS' PRODUCTS

        The following table summarizes United Therapeutics' product portfolio.

-----------------------------------------------------------------------------------------------------------------------------------
PRODUCT               MODE OF DELIVERY       INDICATION                                  CLINICAL TRIAL STATUS         UT TERRITORY
-------               ----------------       ----------                                  ---------------------         ------------


Remodulin(TM)         Subcutaneous           Advanced pulmonary hypertension             NDA filed                     Worldwide

Remodulin(TM)         Subcutaneous           Late-stage peripheral vascular disease      Phase II                      Worldwide

Beraprost             Oral                   Early-stage peripheral vascular disease     Phase III                     U.S./Canada

Beraprost             Oral                   Early-stage pulmonary hypertension          Phase III                     U.S./Canada

Beraprost SR          Oral                   Cardiovascular disease                      Phase I                       U.S./Canada


Arginine              Medical Food           Vascular Disease                            Commercial                    Worldwide

CardioPAL(R)          Telemedical            Arrhythmia and Angina                       Commercial                    Worldwide

Unipeg                Inhalation             Cardiovascular                              Preclinical                   Worldwide

Unisense              Inhalation             Chronic obstructive pulmonary disease and
                                             pulmonary hypertension                      Preclinical                   Worldwide

Iminosugars           Oral                   Hepatitis B and C; dengue; JEV              Preclinical                   Worldwide

Preventis
(30 percent)          Vaccine                Human immunodeficiency virus (HIV)          Preclinical                   Worldwide
-----------------------------------------------------------------------------------------------------------------------------------

        REMODULIN

        In December 1996 and January 1997, United Therapeutics obtained worldwide rights for all indications to Remodulin (also known as UT-15 and formerly known as Uniprost(TM)) from Glaxo Wellcome, Inc. and Pharmacia & Upjohn Company. In October 1999, United Therapeutics acquired all the outstanding stock of SynQuest, Inc., manufacturer of Remodulin.

        Pulmonary Hypertension

        United Therapeutics has focused primarily on developing Remodulin as its lead product for treating advanced pulmonary hypertension. Pulmonary hypertension is a vascular disease which affects the blood vessels between the heart and lungs known as the pulmonary blood vessels. Pulmonary hypertension is characterized by the degradation of the blood-vessel wall lining, the aggregation of platelets and the disruption of smooth muscle cell function. These conditions cause blockages and affect the ability of the blood vessels to dilate and then constrict as blood flows to the lungs. The resulting elevated pulmonary blood pressure causes increasing strain on the right side of the heart as it tries to pump blood to the lungs.

        Pulmonary hypertension is primarily caused by reduced production of the natural compound prostacyclin in the pulmonary blood vessels. Prostacyclin appears to dilate blood vessels where necessary, prevent platelet aggregation, and prevent proliferation of smooth muscle cells surrounding the vessels. The only currently FDA-approved treatment for pulmonary hypertension is Flolan(R), an artificial form of prostacyclin delivered continuously by an external pump through a surgically implanted intravenous catheter. Remodulin is a significantly longer lived and more stable synthetic form of prostacyclin which United Therapeutics believes will provide patients with a convenient and non-intravenous life-long prostacyclin therapy.

        In contrast to Flolan, Remodulin is stable at room temperature for up to five years and is significantly longer lived in the human body than Flolan. These attributes allow for a safer and more convenient delivery of Remodulin to patients. Specifically, Remodulin is delivered by subcutaneous infusion with a pager-sized MiniMed, Inc. microinfusion device. Subcutaneous delivery of Remodulin also eliminates the risk of sepsis infection and related hospitalization associated with the Flolan catheter. Remodulin's extended life in the body also greatly reduces the risk of death in cases of treatment interruption, from an abrupt recurrence of hypertension known as rebound hypertension. The stability of Remodulin also allows it to be prepackaged, thus eliminating the need to reconstitute the drug one or more times daily under completely sterile conditions, as is the case with Flolan.

        In March 2000, United Therapeutics completed an international, randomized, placebo-controlled, double-blind, study of Remodulin involving a total of 470 patients with pulmonary hypertension. Half of the patients received Remodulin subcutaneously for 12 weeks, while the other half received a placebo. Based on analyses of the unblinded data, the study data show that patients who received Remodulin had statistically significant improvement in exercise capacity, pulmonary blood pressure and in the signs and symptoms of the disease. All patients in the pivotal study had the option to continue or commence Remodulin in an open-label study after completion of the 12-week study. Approximately 600 patients are now being treated with the drug, including additional patients who enrolled directly into the open-label study.

        The initial sections of the New Drug Application (NDA) were filed on August 14, 2000 with the U.S. Food and Drug Administration. Those sections included the nonclinical and manufacturing portions of the NDA. On October 16, 2000, United Therapeutics filed the remaining sections of the NDA for Remodulin and was notified that the FDA's pre-approval inspection of United Therapeutics' manufacturing facility was successfully completed. On October 19, 2000, the FDA informed United Therapeutics that a six month Priority Review had been granted for the NDA. On February 2, 2001, United Therapeutics submitted a Marketing Authorization Application in France for approval of Remodulin for pulmonary arterial hypertension.

        Peripheral Vascular Disease

        United Therapeutics is also developing Remodulin for late-stage peripheral vascular disease. Peripheral vascular disease is a vascular disease that affects the blood vessels in the legs. While the precise cause of peripheral vascular disease is unknown, diabetes, obesity, smoking and lack of exercise are associated with the disease. Peripheral vascular disease appears to be similar to pulmonary hypertension in that there is a reduction in natural prostacyclin in the affected blood vessels. In September 1998, United Therapeutics completed a Phase II study which assessed the safety and blood flow effects of Remodulin administered intravenously to patients with late-stage peripheral vascular disease. The study demonstrated that Remodulin can be administered safely to patients with late-stage peripheral vascular disease and that Remodulin substantially increased blood flow in the affected areas of the legs. United Therapeutics is planning a Phase III pivotal study of Remodulin for late-stage peripheral vascular disease to commence in 2001.

    BERAPROST

        In September 1998, United Therapeutics obtained an exclusive license from Toray Industries, Inc. for the immediate release formulation of beraprost for the treatment of pulmonary hypertension in the United States and Canada. In March 1999, United Therapeutics obtained an additional exclusive license from Toray for the immediate release formulation of beraprost for the treatment of peripheral vascular disease in the United States and Canada. In June 2000, United Therapeutics obtained from Toray the exclusive right to develop and market beraprost in the sustained release formulation (beraprost SR) in the United States and Canada for the treatment of all vascular indications (including cardiovascular indications).

        Beraprost is an oral form of prostacyclin that is chemically stable. Like natural prostacyclin and Remodulin, beraprost dilates blood vessels, prevents platelet aggregation and prevents proliferation of smooth muscle cells surrounding blood vessels. United Therapeutics believes beraprost may be an important treatment for early-stage peripheral vascular disease and for early-stage pulmonary hypertension. Intermittent oral doses of beraprost do not, however, provide consistent levels of the drug in the blood necessary to treat advanced stages of pulmonary hypertension or peripheral vascular disease.

        Beraprost has proven to be safe and effective for the treatment of peripheral vascular disease in clinical studies conducted outside the United States and has been approved for treatment of peripheral vascular disease in Japan since 1994. Aventis Pharma S.A. (formerly Hoechst) has licensed rights to beraprost in Europe and has conducted extensive clinical research with beraprost, including a controlled study showing beraprost is effective in treating patients with early-stage peripheral vascular disease. A Japanese study presented at the 1998 American Heart Association meeting suggests that beraprost may improve survival in patients with pulmonary hypertension as well. United Therapeutics is conducting a Phase III clinical trial program for beraprost to treat early-stage peripheral vascular disease and a Phase III clinical trial program for beraprost to treat early-stage pulmonary hypertension.

    ARGININE

        In December 2000, United Therapeutics expanded into the fields of angina and coronary artery disease by acquiring the assets and certain liabilities of Cooke Pharma, Inc., the exclusive maker of the HeartBar(R), the first and only medical food for angina and other cardiovascular conditions. HeartBar is currently sold as an over-the-counter product in the United States. Medical foods are regulated by the FDA. Cooke Pharma is the only company that owns the patent rights to use HeartBar's key ingredient, arginine, for cardiovascular diseases. Two HeartBars per day deliver 6 grams of arginine. Although arginine is broadly sold as a nutritional supplement in pill form, there are no existing arginine products, other than HeartBar, that deliver sufficient levels of arginine to achieve a therapeutic benefit. The HeartBar, which is included in the Physicians Desk Reference, increases the relaxing effect of nitric oxide produced by blood vessels. This produces relief from the symptoms of heart disease by increasing the diameter of blood vessels and thereby increasing blood flow. Clinical studies conducted by Cooke Pharma demonstrated the ability of the HeartBar to reduce painful symptoms of cardiovascular disease, increase exercise tolerance and improve the quality of life.

    TELEMEDICINE SERVICES

        Pulmonary hypertension patients require periodic monitoring of certain bodily measurements such as heart and lung function. Much of this monitoring can be achieved with less expense and inconvenience by using telemedicine devices that enable physicians to monitor patients remotely. United Therapeutics intends to provide telemedicine services for a fee to patients and physicians using and prescribing United Therapeutics' products. United Therapeutics also intends to utilize its experience with pulmonary hypertension telemedicine to explore the development of similar Internet-based services for other chronic diseases. In December 2000, United Therapeutics expanded into arrhythmia and ischemic monitoring by acquiring all the assets of Medicomp, Inc. and Telemedical Procedures, LLC (Medicomp), related telemedicine companies based in Florida. These companies specialize in providing cardiac Holter and event monitoring analyses services remotely via proprietary peer-to-peer networks using telephone dial-up and Internet connections. These services are designed to address the needs of patients suspected of suffering from cardiac arrhythmias and other abnormalities such as ischemic events and are delivered via Medicomp's proprietary PM 350 Holter and CardioPAL(R) event monitor. Cardiac arrhythmias and ischemic heart disease afflict an estimated 20 million Americans, and possibly ten times as many people worldwide. If left undetected and untreated, they can result in heart attacks and death. Treatment of cardiac arrhythmias and ischemia with pharmaceuticals requires careful titration based upon life-long repeat cardiac monitoring. This technology is expected to be instrumental for United Therapeutics' pulmonary hypertension monitoring services.

    UNIPEG

        In September 1999, United Therapeutics entered into an agreement with Shearwater Polymers, Inc. This agreement grants to United Therapeutics the exclusive right to Shearwater's know-how for the design, development, production and use of a technology known as pegylation to develop and produce sustained release Remodulin for the possible treatment of pulmonary hypertension, peripheral vascular disease, stroke, heart disease, cancer, and related diseases worldwide. During 2000, Shearwater and United Therapeutics achieved pegylation of the Remodulin molecule. It is expected that this pegylation product, known as Unipeg, would be delivered via inhalation. United Therapeutics is conducting preclinical studies and is planning a Phase I clinical study of Unipeg in pulmonary arterial hypertension.

    UNISENSE

        In 1998, United Therapeutics entered into a drug development agreement with the William Harvey Research Institute to develop an inhaleable antisense therapy for various pulmonary and respiratory disorders. The project is expected to be in the clinical phase in 2002.

    IMINOSUGARS

        In March 2000, Unither Pharmaceuticals, Inc., a wholly owned subsidiary of United Therapeutics, entered into a license agreement with Synergy Pharmaceuticals, Inc. to obtain from Synergy the exclusive worldwide rights to certain patents relating to anti-viral compounds. These compounds are iminosugars that may be effective as an oral therapy for hepatitis B and C infections, as well as dengue and Japanese encephalitis virus. The compounds are currently in the preclinical stage of development.

    PREVENTIS

        In 1999, United Therapeutics co-founded Preventis, Inc. to develop vaccines and anti-microbial drugs for the treatment and prevention of infectious diseases. Preventis holds a co-exclusive license from the French Health Research agency, INSERM, in a patent important to the development of an HIV vaccine and has exclusive rights to patents relating to vaccine manufacture and urinary tract infections. Preventis' current projects involve the development of a therapeutic HIV/AIDS vaccine and the development of a vaccine to prevent bladder and kidney infections known as urinary tract infections. Preventis' therapeutic HIV/AIDS vaccine has already demonstrated specific antibody response in preclinical animal studies. Crucial to the development of an effective HIV vaccine is a drug that targets all twelve strains of the virus; Preventis has identified a universal characteristic of HIV and is targeting that element. For this reason, Preventis believes that it can develop both a therapeutic and a preventive vaccine for the treatment of HIV globally. United Therapeutics owns 30% of Preventis, Inc.

STRATEGY

        United Therapeutics' objective is to become a leader in the development and commercialization of drugs and other therapies focused on combatting cardiovascular, inflammatory and infectious diseases with unique therapeutic products. To achieve this objective, United Therapeutics is pursuing the following strategies:

        Capitalize on United Therapeutics' Expertise in Vascular Medicine. United Therapeutics believes that it has assembled the preeminent group of scientists and clinicians in the field of vascular medicine. Members of United Therapeutics' scientific advisory board have won the Nobel Prizes for the discovery and characterization of prostacyclin and for the biochemistry of vasodilation.

        Establish United Therapeutics' Prostacyclin Products as the Standard of Care for Cardiovascular Disease. United Therapeutics is seeking to establish Remodulin and beraprost, its stable analogs of prostacyclin, as the worldwide standards of care for the treatment of pulmonary hypertension and peripheral vascular disease. United Therapeutics is also seeking to establish arginine as a basic component of cardiovascular disease therapies. United Therapeutics believes that its scientific advisory board, network of clinical investigators and management team can demonstrate and communicate to physicians the benefits of treating pulmonary hypertension and peripheral vascular disease patients with United Therapeutics' approved products.

        Minimize Fixed Costs and Corporate Overhead Through Outsourcing and Partnering Where Cost Effective. United Therapeutics maintains a streamlined corporate infrastructure focused on strategic business management. United Therapeutics contracts with FDA-approved manufacturers for the manufacture of some of its products and with established drug sales organizations for marketing and distribution of its products. United Therapeutics has partnered with MiniMed Inc., the worldwide leader in subcutaneous continuous-flow microinfusion device systems, to design, develop and implement the delivery of Remodulin therapies for pulmonary hypertension using MiniMed products. By outsourcing many non-core aspects of its business, United Therapeutics believes that it will substantially reduce fixed overhead and capital investment, accelerate commercialization of its products and reduce its business risk.

THE MINIMED STRATEGIC ALLIANCE

        MiniMed has agreed to provide its pager-sized microinfusion pump for delivery of Remodulin continuously and subcutaneously. United Therapeutics entered into an agreement with MiniMed, Inc. in September 1997, which was implemented in a detailed set of guidelines adopted in November 1999, to collaborate in the design, development and implementation of therapies to treat pulmonary hypertension utilizing MiniMed products and Remodulin. The term of the agreement commenced on September 3, 1997 and continues for seven years after the FDA grants a new drug approval for Remodulin. The agreement will be automatically extended for additional 12-month periods unless otherwise terminated. The agreement is subject to early termination in the event of a material breach or bankruptcy of either party. United Therapeutics and MiniMed have established a Management Committee comprised of two representatives from each company to implement the agreement.

        The guidelines implementing the agreement provide that United Therapeutics will purchase the pumps and supplies from MiniMed at a discount to MiniMed's 1999 list prices (subject to consumer price index adjustments annually). In the event that there are any discoveries or improvements arising out of work performed under the agreement, the parties will have joint ownership of those discoveries or improvements. The guidelines require United Therapeutics to purchase its Remodulin infusion pumps exclusively from MiniMed unless MiniMed's infusion pumps fail to receive certain government approvals.

PRIORITY HEALTHCARE AND GENTIVA HEALTH SERVICES STRATEGIC ALLIANCES

        To provide for marketing, promotion and distribution of Remodulin in the United States, United Therapeutics entered into non-exclusive distribution agreements with Priority Healthcare Corporation and Gentiva Health Services, Inc. on February 9, 2000 and March 21, 2000, respectively. United Therapeutics will sell Remodulin and MiniMed products to Priority and Gentiva at a discount from an average wholesale price set by United Therapeutics. Priority and Gentiva will be responsible for assisting patients with obtaining reimbursement and other support services. The terms of the agreements commenced on signing and continue for two years following FDA approval of Remodulin in the case of Priority and three years following the launch of Remodulin in the case of Gentiva. The agreements will be automatically renewed thereafter for additional two-year periods in the case of Priority and one-year periods in the case of Gentiva unless one party provides notice of termination. The agreements are subject to early termination in the event of a material breach or bankruptcy of either party or upon 180 day advance notice of termination.

PATENTS AND PROPRIETARY RIGHTS

        United Therapeutics' success will depend in part on its ability to obtain and maintain patent protection for its products, preserve trade secrets, prevent third parties from infringing upon its proprietary rights and operate without infringing upon the proprietary rights of others, both in the United States and internationally.

    GLAXO WELLCOME ASSIGNMENT

        In January 1997, Glaxo Wellcome Inc. assigned to United Therapeutics patents and patent applications for the use of the stable prostacyclin analog known as UT-15 for the treatment of pulmonary hypertension and congestive heart failure. United Therapeutics now refers to its UT-15 product as Remodulin. Glaxo Wellcome has a right to negotiate a license from United Therapeutics if United Therapeutics decides to license any part of the marketing rights to a third party. Glaxo Wellcome waived this right with respect to the agreement with MiniMed. Under the agreement, Glaxo Wellcome is entitled to certain royalties from United Therapeutics for a period of 10 years from the date of the first commercial sale of any product containing Remodulin . If United Therapeutics grants to a third party any license to Remodulin , Glaxo Wellcome is also entitled to a percentage of all consideration payable to United Therapeutics by such licensee.

        For pulmonary hypertension, the patent does not expire in the United States until October 2009 and until various dates from September 2009 to August 2013 in nine other countries. For congestive heart failure, the patent does not expire until May 2011 in the United States and from May 2011 to March 2012 in five other countries. United Therapeutics is responsible for all patent prosecution and maintenance for the Remodulin patent portfolio.

    PHARMACIA & UPJOHN LICENSE

        In December 1996, Pharmacia & Upjohn Company exclusively licensed to United Therapeutics patents and a patent application for the composition and production of the stable prostacyclin analog known as UT-15 (now referred to as Remodulin). United Therapeutics filed a U.S. patent application for a new synthesis and production method for UT-15 in October 1997. United Therapeutics believes that its method is a substantial improvement over the Pharmacia & Upjohn method. United Therapeutics intends to use its improved and unique synthesis method rather than the licensed Pharmacia & Upjohn method for the production of the Remodulin product.

    TORAY INDUSTRIES LICENSES

        In September 1998, United Therapeutics entered into an agreement with Toray Industries, Inc. obtaining the exclusive right to develop and market beraprost in the existing immediate-release oral form in the United States and Canada for the treatment of pulmonary hypertension and other pulmonary vascular diseases, plus certain additional rights of first refusal for other products, therapies or territories. In exchange, United Therapeutics paid Toray cash and 166,666 shares of common stock, and granted Toray an option to purchase an additional 166,666 shares of common stock at an exercise price of $9.00 per share. United Therapeutics also agreed to pay Toray milestone payments of up to $750,000. In March 1999, United Therapeutics entered into an agreement with Toray obtaining the exclusive right to develop and market beraprost in the existing immediate-release oral form in the United States and Canada for the treatment of peripheral vascular disease. United Therapeutics paid Toray cash and 500,000 shares of common stock and agreed to pay Toray milestone payments of up to $750,000.

        In June 2000, United Therapeutics entered into a separate agreement with Toray obtaining the exclusive right to develop and market beraprost in the sustained release formulation in the United States and Canada for the treatment of all vascular indications (including cardiovascular indications). In exchange, United Therapeutics paid Toray $1.0 million in cash and 200,000 shares of common stock. In addition, United Therapeutics agreed to grant Toray an option to purchase 500,000 shares of common stock upon Toray's delivery of clinical trial material (expected in 2001) with an exercise price based on the average of closing market prices during the month preceding delivery of clinical trial material. United Therapeutics also agreed to pay Toray milestone payments of up to $750,000.

        Pursuant to the agreements, United Therapeutics has agreed to pay all costs and expenses associated with undertaking clinical trials, obtaining regulatory approvals and commercializing beraprost in the United States and Canada for the treatment of pulmonary hypertension, peripheral vascular disease and all vascular and cardiovascular indications. Toray has retained all manufacturing rights for beraprost. United Therapeutics has agreed to purchase beraprost solely from Toray at specified prices based on volume. The agreements each set forth a product development schedule. In the event that development by United Therapeutics falls significantly behind the schedule specified in either agreement, Toray may terminate that agreement. Furthermore, United Therapeutics is responsible under the agreements for achieving minimum annual product net sales as determined in advance by mutual agreement and in the case of the first two years of commercial sales, minimum net sales of $2.5 million and $5 million. In the event that United Therapeutics is unable to meet any minimum annual net sales requirement for two consecutive years, Toray may convert the exclusive license to a non-exclusive license. United Therapeutics would then be required to share any product marketing rights approved by the FDA with a third-party licensee chosen by Toray. Each agreement expires 10 years following FDA approval of beraprost for the particular disease indication. United Therapeutics may extend each agreement for unlimited one-year periods with Toray's consent.

        The United States patents licensed by United Therapeutics cover the compound beraprost in the existing immediate-release oral form and its method of synthesis and will expire in January 2003 and April 2010. The licensed Canadian patent expires in January 2003. Toray has also applied for patents covering the new sustained release formulations of beraprost. There are no issued patents covering methods of treating any disease, including pulmonary hypertension and peripheral vascular disease, using beraprost. Toray is responsible for prosecuting and maintaining beraprost patents with United Therapeutics' reasonable assistance.

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

    SYNERGY PHARMACEUTICALS, INC.

    In March 2000, Unither Pharmaceuticals, Inc. (Unither), a wholly owned subsidiary of United Therapeutics, entered into a license agreement with Synergy Pharmaceuticals, Inc. (Synergy) to obtain from Synergy the exclusive worldwide rights to certain patents relating to anti-viral compounds known as iminosugars. Unither paid Synergy a $100,000 license fee. The agreement requires that Unither pay Synergy milestone payments of up to $22.2 million for each FDA-approved product plus royalties ranging from 6 percent to 12.25 percent, subject to reductions, based on net sales. Additionally, Unither acquired 15 percent of the outstanding stock of Synergy for a total of $5 million. The purchase price was paid with $3.0 million in cash and 21,978 shares of common stock of United Therapeutics valued at approximately $2.0 million. As part of these transactions, Unither received an exclusive option to purchase the remaining stock of Synergy at its fair value to be determined in the future in accordance with the terms of the contract.

    In November 2000, Unither and Synergy amended the exclusive license agreement to include the development of new analogs of the licensed compounds. As part of the amendments, Unither and Synergy agreed to reduce the milestone and royalty payments by one-half for any approved products which may result from the new analogs. Additionally, Synergy granted to Unither a warrant to purchase up to approximately 10 percent of the outstanding stock of Synergy exercisable for six years at $0.001 per share.

    Synergy is also providing contract research services to Unither for research related to United Therapeutics' iminosugar program based on these licenses.


    OXFORD UNIVERSITY AND THOMAS JEFFERSON UNIVERSITY RESEARCH AGREEMENTS AND LICENSES

        In November 2000, as part of the amendment to Unither's exclusive license agreement with Synergy, Unither agreed to directly assume Synergy's role in funding ongoing research being conducted by the University of Oxford and Thomas Jefferson University (TJU) into analogs of the anti-viral compounds being developed by Unither and Synergy. Unither has committed up to $1.8 million in funding for research to be conducted by the institutions through September 2002 in exchange for an exclusive license to all inventions arising from such research. The license agreement requires Unither to pay the institutions milestone payments of $300,000 subject to reduction depending on Unither contributions to inventions, and royalties of 1.5% subject to reduction for third-party royalties, but not less than 0.75% for Oxford and 0.50% for TJU. (Note 5)

    STANFORD UNIVERSITY AND NEW YORK MEDICAL COLLEGE LICENSES

    In 1997, 1999 and 2000, United Therapeutics' newly acquired subsidiary, Cooke Pharma, Inc., exclusively licensed patents related to amino acid based dietary supplements to enhance the level of endogenous nitric oxide in the vascular system from Stanford University and New York Medical College. The licenses cover worldwide territories and are valid for the life of the patents (ranging from 2010 to 2018). Cooke Pharma will own all rights to all new products that may be or are derived from these licenses. In return, Cooke Pharma, Inc. has agreed to pay royalties equal to one percent of net sales of amino acid based medical foods to each licensor respectively, subject to reductions. Minimum annual royalties of $10,000 are due to each licensor.

    NORTHERN THERAPEUTICS CORPORATION SUBSIDIARY

        In December 2000, Lung Rx, a subsidiary of United Therapeutics, formed a new company, Northern Therapeutics Corporation, a Canada based company, with the inventor of a new form of gene therapy for pulmonary hypertension and other conditions. United Therapeutics owns 59% of Northern Therapeutics. The purpose of Northern Therapeutics is to develop the gene therapy and also to distribute Lung Rx's second generation prostacyclin analog, Unipeg, and HeartBar(R) in Canada and, upon the consent of Toray Industries, Inc., to distribute beraprost in Canada. The new form of gene therapy is referred to as autologous cell-based gene therapy. The autologous cell-based gene therapy inserts needed genes into a person's cells after those cells have been extracted from the body, and then injects the genetically modified cells back into the person's body. The approach avoids the need to use viral vectors to bring new genes into the body, which give rise to toxic immunoreactivity and other health problems. The autologous cell-based gene therapy has been successfully proven in studies of animals with pulmonary hypertension.

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

    ORPHAN DRUG STATUS AND GRANTS

        In June 1997, United Therapeutics was notified by the FDA that Remodulin for primary pulmonary hypertension qualified for orphan drug status. In November 1999, United Therapeutics was notified that the FDA had approved an amendment to the orphan designation for Remodulin from the treatment of primary pulmonary hypertension to the treatment of "pulmonary arterial hypertension" (a designation which includes both primary pulmonary hypertension and advanced secondary pulmonary hypertension). The company believes that if Remodulin is approved by the FDA, no other non-oral treatment for primary pulmonary hypertension using prostacyclin will be approved by the FDA for seven years, unless such other treatment is significantly safer or more effective than Remodulin. In November 1998, United Therapeutics received a $415,000 grant from the FDA's orphan drug grant program for the development of Remodulin for the treatment of primary pulmonary hypertension, all of which has been recognized as revenue through December 31, 2000.

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

CLINICAL INVESTIGATOR NETWORK

        United Therapeutics has established a multi-center clinical investigation network with approximately 100 leading medical centers. This network consists of pulmonologists and cardiologists from centers in North America, Europe, Australia and Israel who collectively treat a majority of patients with primary pulmonary hypertension, a substantial number of patients with secondary pulmonary hypertension as well as patients with peripheral vascular disease. These physicians understand and have extensive experience in clinical research of severe pulmonary and vasculardiseases. United Therapeutics is continually expanding its clinical investigator network by adding professionals who have demonstrated success in conducting clinical research required for regulatory approval.

MANUFACTURING AND SUPPLY

        United Therapeutics manufactures Remodulin and has contracted with qualified Toray Industries, Inc. to produce beraprost.

        Cook Imaging Corporation continues to formulate the bulk active ingredient in Remodulin for United Therapeutics. An analytical testing laboratory, Magellan Laboratories Inc., tests the purity and stability of each batch of manufactured Remodulin for compliance with FDA standards.

        HeartBar(R) is manufactured by a contract nutritional food manufacturer in California, Nellson Nutraceuticals. Holter and event monitors are manufactured by Medicomp at its facility in Florida.

MARKETING AND SALES

        In accordance with the implementation of United Therapeutics' strategic alliance with MiniMed, United Therapeutics and MiniMed will jointly handle aspects of distribution of the Remodulin therapy. United Therapeutics will have primary sales and marketing responsibility. United Therapeutics' marketing strategy will rely upon existing chronic care specialty pharmacy distributors to handle doctor and patient requests for Remodulin on a non-exclusive basis in the United States. To further this strategy, United Therapeutics has entered into two non-exclusive distributor agreements with Gentiva Health Services, Inc. and Priority Healthcare Corporation for the United States. These specialty distributors are experienced in the sales, distribution and reimbursement of chronic therapies. Outside of the United States, six exclusive distributor agreements are in place for Canada, Europe, Australia, South America and Israel. United Therapeutics will sell Remodulin and MiniMed products to its distributors in the United States and Canada at a discount from an average wholesale price set by United Therapeutics and to its international distributors at a transfer price set by United Therapeutics. The distributors will be responsible for assisting patients with obtaining reimbursement.

        Presently, HeartBar(R) is sold as an over-the-counter product at retail chain pharmacies across the United States. Cooke Pharma relies on a third party distributor and contract sales organizations to market and distribute the product to pharmacies.

        Holter and event monitor analysis services are marketed to physicians, hospitals, and managed care providers directly by Medicomp's internal sales force.

COMPETITION

        Many drug companies engage in research and development to commercialize products to treat cardiovascular, infectious and inflammatory diseases. United Therapeutics competes with these companies for funding, access to licenses, personnel, third-party collaborators and product development. Almost all of these companies have substantially greater financial, marketing, sales, distribution and technical resources, and more experience in research and development, clinical trials and regulatory matters, than United Therapeutics. United Therapeutics is aware of one existing treatment already approved for pulmonary hypertension that Remodulin will have to compete with and two existing treatments already approved for peripheral vascular disease that beraprost will have to compete with. In addition, competitors may develop and commercialize additional products that compete with United Therapeutics' products and may do so more rapidly than United Therapeutics.

        Holter and event monitor analysis services are provided by many local and regional competitors and a few national competitors.

GOVERNMENTAL REGULATION

        The research, development, testing, manufacture, promotion, marketing and distribution of drug products are extensively regulated by government authorities in the United States and other countries. Drugs are subject to rigorous regulation by the FDA in the United States and similar regulatory bodies in other countries. The steps ordinarily required before a new drug may be marketed in the United States, which are similar to steps required in most other countries, include:

        o Preclinical laboratory tests, preclinical studies in animals and formulation studies and the submission to the FDA of an investigational new drug application for a new drug or antibiotic;

        o Adequate and well-controlled clinical trials to establish the safety and efficacy of the drug for each indication;

        o       The submission of a new drug application to the FDA; and

        o FDA review and approval of the new drug application prior to any commercial sale or shipment of the drug.

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

        Clinical trials to support new drug applications are typically conducted in three sequential phases, but the phases may overlap. During Phase I, the initial introduction to the drug into healthy human subjects or patients, the drug is tested to assess metabolism, pharmacokinetics and pharmacological actions and safety, including side effects associated with increasing doses. Phase II usually involves studies in a limited patient population to:

        o Assess the efficacy of the drug in specific, targeted indications;

        o       Assess dosage tolerance and optimal dosage; and

        o       Identify possible adverse effects and safety risks.

        If a compound is found to be potentially effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials, also called pivotal studies, major studies or advanced clinical trials, are undertaken to further demonstrate clinical efficacy and to further test for safety within an expanded patient population at geographically dispersed clinical study sites.

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

        If regulatory approval of Remodulin or any of United Therapeutics' other products is granted, it will be limited to certain disease states or conditions. The manufacturers of approved products and their manufacturing facilities will be subject to continual review and periodic inspections. In addition, identification of certain side effects or the occurrence of manufacturing problems after any of its drugs are on the market could cause subsequent withdrawal of approval, reformulation of the drug, additional preclinical testing or clinical trials, and changes in labeling of the product.

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

        Outside the United States, United Therapeutics' ability to market its products will also be contingent upon receiving marketing authorizations from the appropriate regulatory authorities. The foreign regulatory approval process may include some or all of the risks associated with FDA approval set forth above. The requirements governing the conduct of clinical trials and marketing authorization vary widely from country to country. At present, foreign marketing authorizations are applied for at a national level, although within Europe procedures are available to companies wishing to market a product in more than one European Union member state.

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

        United Therapeutics intends to secure European regulatory approval for the use of Remodulin for pulmonary hypertension under the decentralized procedure and filed its first Marketing Authorization Application in France in February 2001. Regulatory approvals for the use of Remodulin for pulmonary hypertension in Canada and other EU member states will follow. United Therapeutics also intends to secure European and Canadian regulatory approval for the use of Remodulin for peripheral vascular disease in parallel with its United States regulatory filings. The company has contracted with Quintiles (UK) Ltd., a contract research organization, to assist with its European clinical development and regulatory actions.

        The HeartBar is subject to FDA regulation as a medical food. The current product labeling was submitted to the FDA and future labeling changes are subject to FDA review. The HeartBar is manufactured at a cGMP facility. Telemedical products are subject to FDA regulation as medical devices. The devices manufactured and sold by Medicomp have received marketing approval from the FDA under Section 510(k) of the Food, Drug and Cosmetic Act.

PRODUCT LIABILITY INSURANCE

        United Therapeutics owns a Products/Clinical Trials Liability Insurance Policy which it believes to be adequate for its needs. In addition, United Therapeutics owns policies covering clinical trials in Austria, France, Spain and Italy. United Therapeutics believes this insurance also is adequate for its needs.

EMPLOYEES

        United Therapeutics had 110 employees as of March 23, 2001. The company also maintains active independent contractor relationships with various individuals with whom it has month-to-month consulting contracts. The company believes its employee relations are excellent. None of United Therapeutics' employees is subject to a collective bargaining agreement.

REVENUES AND INDUSTRY SEGMENTS

        The information required by Regulation S-K Items 101(b) and 101(d) related to financial information about segments and financial information about sales is contained in the audited financial statements, which are included in this Annual Report.

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

        In order to sell its products, United Therapeutics must receive regulatory approval for its products. To obtain those approvals, United Therapeutics must conduct clinical studies demonstrating that the drug and the delivery mechanism for the drug are safe and effective. If United Therapeutics cannot obtain FDA approval for a product, that product cannot be sold and United Therapeutics' revenues will suffer. United Therapeutics has completed its pivotal Phase III clinical study for Remodulin for advanced pulmonary hypertension and has started Phase II clinical studies for Remodulin for late-stage peripheral vascular disease. United Therapeutics has commenced a Phase III clinical trial program to treat early-stage peripheral vascular disease with beraprost and has commenced a Phase III clinical trial program to treat early-stage pulmonary hypertension with beraprost. United Therapeutics is still developing studies for its other products and has only completed pre-clinical studies for a recently acquired drug delivery mechanism. United Therapeutics' ongoing clinical studies might be delayed or halted for various reasons, including:

        o The drug is not effective, or physicians think that the drug is not effective;

        o       Patients experience severe side effects during treatment;

        o Patients die during the clinical study because their disease is too advanced or because they experience medical problems that are not related to the drug being studied;

        o Patients do not enroll in the studies at the rate United Therapeutics expects; and

        o Drug supplies are not sufficient to treat the patients in the studies.

        In addition, the FDA and foreign regulatory authorities have substantial discretion in the approval process. The FDA and foreign regulatory authorities may not agree that United Therapeutics has demonstrated that its products are safe and effective.

IF UNITED THERAPEUTICS CANNOT MAINTAIN REGULATORY APPROVALS FOR ITS PRODUCTS, IT CANNOT SELL THOSE PRODUCTS AND ITS REVENUES WILL SUFFER.

        The process of obtaining and maintaining regulatory approvals for new drugs is lengthy, expensive and uncertain. The manufacturing, distribution, advertising and marketing of these products are subject to extensive regulation. Any new product approvals United Therapeutics receives in the future could include significant restrictions on the use or marketing of the product. Product approvals, if granted, can be withdrawn for failure to comply with regulatory requirements or upon the occurrence of adverse events following commercial introduction of the products. If approvals are withdrawn for a product, United Therapeutics cannot sell that product and its revenues will suffer. In addition, governmental authorities could seize United Therapeutics' products or force United Therapeutics to recall its products. Finally, United Therapeutics and its officers and directors could be subject to civil and criminal penalties for failure to comply with these regulatory requirements.

UNITED THERAPEUTICS HAS A HISTORY OF LOSSES AND MAY NOT BE PROFITABLE.

        United Therapeutics has lost money since its inception in 1996, and its accumulated deficit was approximately $124.9 million at December 31, 2000. United Therapeutics expects to incur substantial additional losses over the next several years, whether or not it generates revenue, as it expands clinical studies and continues to develop its products. United Therapeutics expects its quarterly and annual operating results to fluctuate, depending primarily on the following factors:

        o Timing of regulatory approvals and commercial sales of its products;

        o       Level of patient demand for its products;

        o       Timing of payments to licensors and corporate partners; and

        o       Timing of investments in new technologies.

        Substantially all of United Therapeutics' products are in clinical studies and the related regulatory approval process, and United Therapeutics is not yet selling any of its pharmaceutical products. United Therapeutics might not obtain regulatory approvals for its pharmaceutical products, including its lead products, Remodulin and beraprost, and may not be able to sell its pharmaceutical products commercially. Even if United Therapeutics sells its products, United Therapeutics may not ever be profitable and may not be able to sustain any profitability it achieves.

DISCOVERIES OR DEVELOPMENTS OF NEW TECHNOLOGIES BY OTHERS MAY MAKE UNITED THERAPEUTICS' PRODUCTS OBSOLETE.

        Other companies may conduct research, make discoveries or introduce new products that render all or some of United Therapeutics' technologies and products obsolete or not commercially viable. Researchers are continually making new discoveries that may lead to new technologies to treat the diseases United Therapeutics' products are intended for. In addition, alternative approaches to treating chronic diseases, such as gene therapy, may make United Therapeutics' products obsolete or noncompetitive.

UNITED THERAPEUTICS' PRODUCTS MAY NOT BE COMMERCIALLY SUCCESSFUL BECAUSE PHYSICIANS AND PATIENTS MAY NOT ACCEPT THEM.

        Even if regulatory authorities approve United Therapeutics' products, those products may not be commercially successful. United Therapeutics expects that most of its products, including Remodulin, will be very expensive. Patient acceptance of and demand for United Therapeutics' products will depend largely on the following factors:

        o Acceptance by physicians and patients of United Therapeutics' products as safe and effective therapies;

        o       Reimbursement of drug and treatment costs by third-party payors;

        o       Pricing of alternative products;

        o Convenience and ease of administration of United Therapeutics' products; and

        o Prevalence and severity of side effects associated with United Therapeutics' products.

UNITED THERAPEUTICS MAY NOT BE ABLE TO SUCCESSFULLY INTEGRATE THE BUSINESSES OF MEDICOMP, COOKE PHARMA OR ANY OTHER COMPANY IT MAY ACQUIRE

        United Therapeutics recently acquired Medicomp and Cooke Pharma and may make additional acquisitions. The successful integration of the acquired businesses will require:

        -   Definition and alignment of the management teams;

        -   Coordination of geographically separate organizations

        -   Integration of product offerings

        - Coordination of sales and marketing and research and development efforts

        -   Alignment of corporate cultures and management philosophies;

        -   Management focus on transitional activities.

        Management may not be able to accomplish the integration of acquired businesses successfully or within planned periods. Any difficulties encountered in the transition process could adversely affect the revenues and operating results of the businesses acquired. If United Therapeutics fails to integrate acquired businesses quickly and efficiently, it may incur unanticipated costs or be unable to successfully advance the business objectives of the acquisition.

IF THIRD-PARTY PAYORS WILL NOT REIMBURSE PATIENTS FOR UNITED THERAPEUTICS' DRUG PRODUCTS, SALES WILL SUFFER.

        United Therapeutics' commercial success will depend in part on third-party payors agreeing to reimburse patients for the costs of United Therapeutics' pharmaceutical products. Third-party payors frequently challenge the pricing of new drugs. United Therapeutics expects that its products will be very expensive. Third-party payors may not approve United Therapeutics' products for reimbursement. If third-party payors do not approve a United Therapeutics' product for reimbursement, sales will suffer as patients will opt for a competing product that is approved for reimbursement.

UNITED THERAPEUTICS RELIES ON THIRD PARTIES TO DEVELOP, MARKET, DISTRIBUTE AND SELL ITS PRODUCTS AND THOSE THIRD PARTIES MAY NOT PERFORM.

        United Therapeutics does not have the ability to independently conduct clinical studies, obtain regulatory approvals, market, distribute or sell most of its products and intends to rely substantially on experienced third parties to perform all of those functions. United Therapeutics may not locate acceptable contractors or enter into favorable agreements with them. If third parties do not successfully carry out their contractual duties or meet expected deadlines, United Therapeutics will be unable to get marketing approvals and will be unable to sell its products. MiniMed Inc. is United Therapeutics' exclusive partner for the subcutaneous delivery of Remodulin using the MiniMed Inc. microinfusion device in the field of pulmonary hypertension. United Therapeutics is relying on MiniMed's experience, expertise and performance. Similarly, United Therapeutics is relying on Gentiva Health Services Inc. and Priority Healthcare Corporation to market, distribute, and sell Remodulin once it has been approved by the FDA. If United Therapeutics' partners are unsuccessful in their efforts, United Therapeutics' revenues will suffer.

UNITED THERAPEUTICS HAS LIMITED EXPERIENCE WITH MANUFACTURING AND DEPENDS ON THIRD PARTIES, WHO MAY NOT PERFORM, TO SYNTHESIZE AND MANUFACTURE MANY OF ITS PRODUCTS.

        United Therapeutics itself has limited experience with manufacturing. In October 1999, United Therapeutics acquired SynQuest, Inc., a company that manufactured Remodulin for United Therapeutics. In December 2000, SynQuest was dissolved and merged into United Therapeutics as its synthesis and manufacturing division. Prior to the acquisition of SynQuest, United Therapeutics had no experience with manufacturing. Although in connection with the acquisition of SynQuest United Therapeutics retained the employees and managers of SynQuest, United Therapeutics may be unsuccessful in maintaining drug manufacturing operations.

        United Therapeutics relies on third parties for the manufacture of all other products other than Remodulin. United Therapeutics is relying on Cook Imaging Corporation for the formulation of Remodulin. United Therapeutics relies on Magellan Laboratories Incorporated to test the purity and stability of each batch of Remodulin. United Therapeutics relies exclusively on Toray Industries, Inc. to manufacture beraprost. United Theapeutics relies on Nellson Nutraceuticals to manufacture the HeartBar. United Therapeutics' manufacturing strategy presents the following risks:

        o The manufacturing processes for some of United Therapeutics' products have not been tested in quantities needed for commercial sales;

        o Delays in scale-up to commercial quantities could delay clinical studies, regulatory submissions and commercialization of United Therapeutics' products;

        o A long lead time is needed to manufacture Remodulin, and the manufacturing process is complex;

        o United Therapeutics and manufacturers of United Therapeutics' products are subject to the FDA's good manufacturing practices regulations and similar foreign standards, and although United Therapeutics controls compliance issues with respect to the work conducted by SynQuest, the company does not have control over compliance with these regulations by its third-party manufacturers;

        o If United Therapeutics has to change to another manufacturing contractor or abandon its captive manufacturing operations, FDA and comparable foreign regulators would require new testing and compliance inspections and the new manufacturer would have to be educated in the processes necessary for the production of the affected product;

        o Without satisfactory long-term agreements with its manufacturers, United Therapeutics will not be able to develop or commercialize its products, other than Remodulin, as planned or at all and will have to rely solely on the manufacturing capacity the company acquired through SynQuest;

        o Without substantial experience in operating a manufacturing facility, United Therapeutics may not be able to successfully manufacture Remodulin; and

        o United Therapeutics may not have intellectual property rights, or may have to share intellectual property rights, to many improvements in the manufacturing processes or new manufacturing processes for its products.

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

        United Therapeutics acquires or licenses drugs which have been discovered and initially developed by others. In addition, United Therapeutics has obtained and will be required to obtain licenses to third-party technology to conduct its business, including licenses for its products and a license for the MiniMed microinfusion device. This dependence on licenses has the following risks:

        o United Therapeutics may not be able to obtain future licenses at a reasonable cost or at all;

        o If any of United Therapeutics' licenses are terminated, United Therapeutics will lose its rights to develop and market some or all of its products;

        o The licenses that United Therapeutics holds generally provide for termination by the licensor in the event United Therapeutics breaches the license agreement, including by failing to pay royalties and other fees on a timely basis;

        o In the event that Glaxo Wellcome or Pharmacia & Upjohn terminate their agreements, United Therapeutics will have no further rights to utilize their patents or trade secrets to develop and commercialize Remodulin; and

        o If licensors fail to maintain the intellectual property licensed to United Therapeutics as required by most of United Therapeutics' license agreements, United Therapeutics may lose its rights to develop and market some or all of its products and may be forced to incur substantial additional costs to maintain the intellectual property itself or force the licensor to do so.

IF UNITED THERAPEUTICS' PATENT AND OTHER INTELLECTUAL PROPERTY PROTECTION IS INADEQUATE, UNITED THERAPEUTICS' SALES AND PROFITS COULD SUFFER OR COMPETITORS COULD FORCE UNITED THERAPEUTICS' PRODUCTS COMPLETELY OUT OF THE MARKET.

        The U.S. patent for the method of treating pulmonary hypertension with Remodulin expires in 2009. The U.S. patents for the beraprost composition of matter and synthesis expire in 2003 and 2010. United Therapeutics may not be able to extend these or any other patents. Competitors may develop products based on the same active ingredients as United Therapeutics' products, including Remodulin, and market those products after the patents expire, or may design around United Therapeutics' existing patents. If this happens, United Therapeutics' sales would suffer and United Therapeutics' profits could be severely impacted.

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

        United Therapeutics has filed a patent application in the United States for the synthesis of Remodulin, but this and other patent applications which have been or may be filed by United Therapeutics may not issue. The scope of any patent that issues may not be sufficient to protect United Therapeutics' technology. The laws of foreign jurisdictions in which United Therapeutics intends to sell its products may not protect the company's rights to the same extent as the laws of the United States.

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

        Pursuant to United Therapeutics' agreement with MiniMed concerning the subcutaneous delivery of Remodulin, any new inventions or intellectual property that arise from United Therapeutics' activities with MiniMed will be owned jointly by United Therapeutics and MiniMed. Under United Therapeutics' agreement with Shearwater Polymers, Inc. concerning pegylation, any inventions that relate to a non-prostacyclin pegylation method will be owned by Shearwater Polymers. If United Therapeutics does not have rights to new developments or inventions that arise during the terms of these agreements, or United Therapeutics has to share the rights with others, United Therapeutics will lose the benefit of the new rights which may mean a loss of future profits or savings generated from improved technology.

IF UNITED THERAPEUTICS' HIGHLY QUALIFIED MANAGEMENT AND TECHNICAL PERSONNEL LEAVE THE COMPANY, ITS BUSINESS MAY SUFFER.

        United Therapeutics is dependent on its current management. United Therapeutics does not maintain key person life insurance. United Therapeutics' success will depend in part on retaining the services of its existing management and key personnel and attracting and retaining new highly qualified personnel. Expertise in the field of pulmonary and vascular disease is not generally available in the market, and competition for qualified management and personnel is intense.

UNITED THERAPEUTICS MAY NOT SUCCESSFULLY COMPETE WITH ESTABLISHED DRUG
COMPANIES.

        United Therapeutics competes with established drug companies during product development for, among other things, funding, access to licenses, personnel and third-party collaborators. United Therapeutics will also compete with these companies following approval of its products. Almost all of these companies have substantially greater financial, marketing, sales, distribution and technical resources, and more experience in research and development, clinical trials and regulatory matters, than United Therapeutics. United Therapeutics is aware of existing treatments that will compete with its products. If United Therapeutics cannot successfully compete with new or existing products, United Therapeutics' marketing and sales will suffer and it may not ever be profitable.

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

UNITED THERAPEUTICS' STOCK PRICE COULD BE VOLATILE AND COULD DECLINE.

        The market prices for securities of drug companies are highly volatile, and there are significant price and volume fluctuations in the market that may be unrelated to particular companies' operating performances. United Therapeutics' stock price could decline suddenly due to the following factors:

        o       Results of clinical trials;

        o       Timing of regulatory approvals;

        o       Fluctuations in operating results;

        o Announcements by United Therapeutics or others of technological innovations or new products;

        o Failure to meet estimates or expectations of securities analysts;

        o       Rate of product acceptance;

        o       Developments in patent or other proprietary rights;

        o Public concern as to the safety of products developed by United Therapeutics or by others;

        o Future sales of substantial amounts of common stock by existing United Therapeutics stockholders; and

        o       General market conditions.

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

        United Therapeutics' directors and named executive officers beneficially own approximately 26 percent of its outstanding common stock. Accordingly, these stockholders as a group might be able to direct the outcome of matters requiring approval by United Therapeutics' stockholders, including the election of its directors. Such stockholder control could delay or prevent a change of control of United Therapeutics.

BECAUSE OF THE RIGHTS AGREEMENT AND "ANTI-TAKEOVER" PROVISIONS IN UNITED THERAPEUTICS' CERTIFICATE OF INCORPORATION AND BYLAWS, A THIRD PARTY MAY BE DISCOURAGED FROM MAKING A TAKEOVER OFFER WHICH COULD BE BENEFICIAL TO UNITED THERAPEUTICS AND THE PUBLIC STOCKHOLDERS.

        On December 14, 2000, United Therapeutics adopted a shareholder rights plan. The effect of this rights plan and of certain provisions of United Therapeutics' Amended and Restated Certificate of Incorporation and Amended and Restated By-Laws, and the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, could delay or prevent a third party from acquiring United Therapeutics or replacing members of the United Therapeutics board of directors, even if the acquisition or the replacements would be beneficial to United Therapeutics' stockholders. These factors could also reduce the price that certain investors might be willing to pay for shares of the common stock and result in the market price being lower than it would be without these provisions.

IF STOCKHOLDERS DO NOT RECEIVE DIVIDENDS, STOCKHOLDERS MUST RELY ON STOCK APPRECIATION FOR ANY RETURN ON THEIR INVESTMENT IN UNITED THERAPEUTICS.

        United Therapeutics has never declared or paid cash dividends on any of its capital stock. United Therapeutics currently intends to retain its earnings for future growth and therefore does not anticipate paying cash dividends in the future.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

        The following is a list, as of March 15, 2001, setting forth certain information regarding the executive officers of United Therapeutics. Each executive officer's term will end pursuant to the terms of his or her employment contract (or in the case of Dr. Kanarek and Mr. Mahon who do not have employment contracts, the next annual meeting of the Board of Directors) or upon his or her earlier resignation or the appointment of a successor. As discussed below, Dr. James W. Crow will retire as President and Chief Operating Officer in 2001 to become President Emeritus. Dr. Roger Jeffs will replace Dr. Crow as President and Chief Operating Officer in 2001.

NAME                               AGE      POSITION                                                                  TERM ENDING
-------------------------------    ---      ----------------------------------------------------                      -----------
Martine A. Rothblatt               46       Chairman, Chief Executive Officer and Director                               2006
James W. Crow, Ph.D.               56       President, Chief Operating Officer and Director                              2001
Gilles Cloutier, Ph.D.             55       Executive Vice President, Business Development, Treasurer and Director       2003
Shelmer D. Blackburn, Jr.          40       Executive Vice President for Medical Affairs, Secretary and Director         2003
Roger Jeffs, Ph.D.                 39       Vice President for Clinical, Scientific & Medical Affairs                    2006
David Walsh, Ph.D.                 55       Chief Operating Officer for Production and Executive Vice President          2001
Barry B. Kanarek, M.D., Ph.D.      54       President and Chief Operating Officer, Unither Pharmaceuticals, Inc.         2001
Ricardo Balda                      59       Chief Executive Officer, Medicomp, Inc.                                      2006
Darlene Walley, Ph.D.              42       President, Cooke Pharma Inc.                                                 2003
Fred T. Hadeed                     36       Chief Financial Officer                                                      2006
Paul A. Mahon                      37       Assistant Secretary and General Counsel                                      2001


        Martine A. Rothblatt, J.D., M.B.A., started United Therapeutics after having successfully launched three satellite communications companies (PanAmSat, Sirius and WorldSpace). She has served as Chairman of its Board of Directors and Chief Executive Officer since its inception in 1996. Since 1995, Ms. Rothblatt has been active in efforts to find cures for pulmonary hypertension, which afflicts one of her daughters. Ms. Rothblatt also serves as Chairman of the Law and Medicine Committee of the International Bar Association and President of the William Harvey Medical Research Foundation.

        James W. Crow, Ph.D., is a co-founder of United Therapeutics and has served as President and Chief Operating Officer and as a member of its Board of Directors since its inception in 1996. Prior to 1996, Dr. Crow worked for more than 18 years at Glaxo Wellcome Inc., formerly Burroughs Wellcome Co., in positions such as International Project Leader, Associate Medical Director and Senior Clinical Research Scientist. While he was associate director of the Pulmonary II Section, Dr. Crow led the team that developed and obtained FDA approval for Flolan for the treatment of primary pulmonary hypertension patients in September 1995. After successful completion of FDA approval for Remodulin, Dr. Crow will retire as President and Chief Operating Officer in order to serve as President Emeritus. As President Emeritus, he will continue providing advice and support on United Therapeutics' prostacyclin programs.

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

        Shelmer D. Blackburn, Jr., B.A., is a co-founder of United Therapeutics and has served as Director of Operations, Secretary and a member of its Board of Directors since its inception in 1996. In 1999, Mr. Blackburn was promoted to Vice President of Operations and in 2000 to Vice President for Medical Affairs. Prior to 1996, Mr. Blackburn worked for eight years at Glaxo Wellcome, formerly Burroughs Wellcome, where he was responsible for the design and management of clinical trials for Flolan, as well as for an artificial surfactant for the treatment of neonatal patients with respiratory distress syndrome.

        Roger Jeffs, Ph.D., joined United Therapeutics in September of 1998 as Director of Research, Development and Medical. Dr. Jeffs was promoted to VP of Research, Development and Medical in July 2000. Prior to 1998, Dr. Jeffs worked at Amgen as Manager of Clinical Affairs and Associate Director of Clinical Research from 1995 to 1998, where he served as the worldwide clinical leader of the Infectious Disease Program. Dr. Jeffs worked at Burroughs Wellcome Co. from 1992 to 1995 as a Clinical Research Scientist in the Cardiopulmonary Section, and assisted with the Flolan NDA. Dr. Jeffs also has experience in patent prosecution from his tenure as a Technical Expert with Cushman, Darby, and Cushman. Dr. Jeffs will succeed Dr. Crow as President and Chief Operating Officer upon Dr. Crow's retirement.

        David Walsh, Ph.D., was promoted to Executive Vice President and Chief Operating Officer of Production of United Therapeutics in 2001. From 1999, Dr. Walsh had served as Vice President of Operations of SynQuest, Inc., now a division of United Therapeutics. Prior to joining SynQuest, Dr. Walsh served as Vice President of Operations of Gem Pharmaceuticals, Inc. from 1997 to 1999. From 1992 to 1997, Dr. Walsh worked with BioCryst Pharmaceuticals, Inc. and served as its Vice President of Drug Development and Quality Management from 1996 to 1997. During this time, Dr. Walsh synthesized bromfenac (Duract), and worked on commercial manufacturing processes for amfenac (Fenazox), aspartame (Nutrasweet), peldesine and triprostinol (Remodulin).

        Barry B. Kanarek, M.D., Ph.D., was appointed President and Chief Operating Officer of Unither Pharmaceuticals, Inc., a subsidiary of United Therapeutics, in 2000. Prior to joining Unither Pharmaceuticals, Dr. Kanarek served as Senior Vice President of Medical and Regulatory Affairs and Chief Medical Officer of Emisphere Technology from 1998 to 2000, and Executive Vice President of Global Medical Operations and Chief Medical Officer of ClinTrials Research from 1997 to 1998. From 1990 to 1997, Dr. Kanarek served as Senior Vice President of Medical Affairs and Chief Medical Officer of GlaxoWellcome.

        Ricardo Balda, M.S., was appointed as the Chief Executive Officer of Medicomp, Inc. upon its acquisition by Unither Pharmaceuticals, Inc. in December 2000. Mr. Balda also serves on the United Therapeutics Board of Directors. For the five years prior to the Medicomp acquisition, Mr. Balda served as Chairman and President of Medicomp. In 1998, Mr. Balda founded Telemedical Procedures, LLC, which was also acquired by Unither Pharmaceuticals in December 2000. Mr. Balda also serves on the Board of Advisors of the Florida Institute of Technology.

        Darelene Walley, Ph.D., is the President and Chief Executive Officer of Cooke Pharma, Inc., a subsidiary of Unither Pharmaceuticals, Inc. acquired in December 2000. Dr. Walley first joined Cooke Pharma in 1997 and was appointed its President in 1998 and Chief Executive Officer in 1999. Prior to joining Cooke Pharma, Dr. Walley served as Chief Operating Officer of HillTop Research from 1995 to 1997.

        Fred T. Hadeed, B.S., C.P.A., has served as Chief Financial Officer of United Therapeutics since January 2000. Prior to joining United Therapeutics, Mr. Hadeed practiced public accounting from 1989 to 2000 at KPMG LLP, where he most recently served in their life sciences practice.

        Paul A. Mahon, J.D., has served as General Counsel and Assistant Secretary of United Therapeutics since its inception in 1996. He has been a principal and managing partner of Mahon Patusky Rothblatt & Fisher, Chartered since its formation in 1993.

ITEM 2.    PROPERTIES

        United Therapeutics currently maintains several leased and owned facilities. The company owns its corporate office in Silver Spring, Maryland. The company leases its clinical development office in Research Triangle Park, North Carolina. The company leases laboratory and office space in Chicago, Illinois. The company's subsidiary, Unither Telemedicine Services Corporation, leases office space in the District of Columbia and Satellite Beach, Florida. The company's subsidiary, Medicomp, Inc., leases manufacturing and office space in Melbourne, Florida. The company's subsidiary, Cooke Pharma, Inc., leases office and warehouse space in Belmont, California. United Therapeutics' subsidiary, United Therapeutics Europe Ltd., leases office space in London, England. United Therapeutics also owns a building adjacent to its corporate office in Silver Spring, Maryland, which is leased to tenants until various dates through 2002. United Therapeutics believes these facilities are adequate for its current and planned operations.

ITEM 3.    LEGAL PROCEEDINGS

        None.

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

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON EQUITY

        United Therapeutics' common stock began trading on the Nasdaq Stock Market's Nasdaq National Market on June 17, 1999 under the symbol "UTHR." Prior to that time, there had been no public market for the common stock. The table below sets forth the high and low closing bid prices for the common stock for the periods indicated:


                                                                    2000                                1999
                                                         --------------------------          -------------------------
                                                            High            Low                   High          Low
                                                            ----            ---                   ----          ---
January 1 - March 31...........................             $100.00          $52.00            $   _         $    _
April 1 - June 30..............................              108.31           40.00              $12.25       $11.63
July 1 - September 30..........................              128.50           73.00              $29.88       $12.00
October 1 -  December 31.......................               82.00           13.00              $46.00       $28.25

        As of March 19, 2001, there were 127 holders of record of common stock. The company estimates that included within the holders of record are approximately 3,300 beneficial owners of common stock. As of March 22, 2001, the closing bid price for the common stock was $15.81.

DIVIDEND POLICY

        United Therapeutics has never paid and does not intend to pay any dividends on the common stock in the foreseeable future but intends to retain any earnings for use in the company's business operations.

RECENT SALES OF UNREGISTERED SECURITIES

        In October 1999, United Therapeutics acquired SynQuest, Inc. A portion of the consideration to the sellers was paid with United Therapeutics common stock and placed in escrow. United Therapeutics and SynQuest subsequently agreed to decrease the number of shares of United Therapeutics' common stock held in escrow by 5,198 shares. Accordingly, in December 2000, United Therapeutics canceled 5,198 shares of common stock.

        In December 2000, United Therapeutics issued an aggregate of 294,635 shares of its common stock to the stockholders of Cooke Pharma, Inc. in connection with an acquisition of all of Cooke Pharma's assets and certain liabilities, pursuant to Section 4(2) of the Securities Act of 1933.

        In December 2000, United Therapeutics issued an aggregate of 257,142 shares of its common stock to the stockholders of Medicomp, Inc. and Telemedical Procedures, LLC in connection with an acquisition of all of the assets, pursuant to Section 4(2) of the Securities Act of 1933.

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

        Since the completion of the initial public offering in June 1999 and the exercise of the over-allotment shares in July 1999, the net offering proceeds have been applied to the following uses in the following approximate amounts:
$32.8 million for research and development, $766,000 to purchase machinery, equipment and leasehold improvements, $5.7 million for working capital and general corporate purposes (including compensation to employees, officers, and directors in accordance with their standard agreements), $313,000 to purchase SynQuest, Inc., $3.1 million to purchase a 15 percent interest in Synergy Pharmaceuticals, Inc., $1.0 million to purchase a 59 percent interest in Northern Therapeutics, Inc., $8.1 million to purchase Medicomp, Inc. and Telemedical Procedures, LLC, $200,000 to purchase Cooke Pharma, Inc. and $493,000 to repay debt. United Therapeutics has temporarily invested the $3.9 million balance of the offering proceeds in short-term investments. The short-term investments consist primarily of high credit quality debt instruments of corporations and financial institutions with maturities of three months or less when purchased. Except as indicated, all of the payments described above were direct or indirect payments to entities or persons other than directors, officers, or greater than 10% owners of any equity securities of United Therapeutics.

SHAREHOLDER RIGHTS PLAN

        On December 14, 2000, the Board of Directors approved the adoption of a Shareholder Rights Plan, in which a dividend of one preferred share purchase right (a "Right") for each outstanding share of United Therapeutics' common stock was declared, payable to stockholders of record on December 29, 2000. The Rights will be exercisable only if a person or group acquires 15% or more of the common stock of United Therapeutics or announces a tender offer which would result in ownership of 15% or more of the common stock. The Rights entitle the holder to purchase one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share of United Therapeutics at a price of $129.50 per one one-thousandth of a share of Preferred Stock, subject to adjustment. The Rights will expire on December 29, 2010.

        Following the acquisition of 15% or more of the common stock of United Therapeutics by a person or group without the prior approval of the Board of Directors, the holders of the Rights (other than the acquiring person) will be entitled to purchase shares of common stock (or common stock equivalents) of United Therapeutics at one-half the then current market price of the common stock or, at the election of the Board of Directors, to exchange each Right for one share of common stock (or common stock equivalent) of United Therapeutics. In the event of a merger or other acquisition of United Therapeutics without the prior approval of the Board of Directors, each Right will entitle the holder (other than the acquiring person), to buy shares of common stock of the acquiring entity at one-half of the market price of those shares. United Therapeutics will be able to redeem the Rights at $0.01 per Right at any time until a person or group acquires 15% or more of United Therapeutics' common stock.

        The holders of Series A Junior Participating Preferred Stock, in preference to the holders of shares of United Therapeutics' common stock and any other junior stock, shall be entitled to receive dividends, when, as and if declared by the Board of Directors out of funds legally available therefor.

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected consolidated financial data should be read in conjunction with United Therapeutics' consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The historical results are not necessarily indicative of results to be expected for future periods.



                                                                                                                    PERIOD FROM JUNE
                                                                                                                        26, 1996
                                                                      YEAR ENDED DECEMBER 31,                        (INCEPTION) TO
                                           ---------------------------------------------------------------------      DECEMBER 31,
                                                    2000            1999               1998               1997             1996
                                                    ----            ----               ----               ----             ----
CONSOLIDATED STATEMENTS OF OPERATIONS
    DATA:                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues                                       $   2,049          $   436            $    54            $   116           $   154
Operating expenses:
  Research and development                        70,188           30,715             11,015              2,027               100
  General and administrative                      11,719            4,978              2,366              1,006                85
  Sales and marketing                                 17            -----              -----              -----             -----
  Cost of sales                                    1,626              164              -----              -----             -----
                                           --------------    -------------      -------------      -------------     -------------
    Total operating expenses                      83,550           35,857             13,381              3,033               185
    Loss from operations                        (81,501)         (35,421)           (13,327)            (2,917)              (31)
Other income (expense):
  Interest income                                 10,693            1,925                510                135                 1
  Interest expense                                 (120)             (58)               (15)                (8)             -----
  Write-down of investment                       (4,790)            -----              -----              (111)             -----
  Other, net                                         109               50              -----              -----             -----
                                           --------------    -------------      -------------      -------------     -------------
    Total other income, net                        5,892            1,917                495                 16                 1
    Net loss before income tax                  (75,609)         (33,504)           (12,832)            (2,901)              (30)
Income tax                                         -----              (3)                (3)              -----             -----
                                           --------------    -------------      -------------      -------------     -------------

    Net loss                                  $ (75,609)       $ (33,507)         $ (12,835)          $ (2,901)           $  (30)
                                           ==============    =============      =============      =============     =============

Net loss per common share --
    basic and diluted (1)                      $  (3.93)         $ (2.51)           $ (1.54)           $ (0.87)          $ (0.02)
                                           ==============    =============      =============      =============     =============

Weighted average number of common
shares outstanding - basic and diluted            19,237           13,374              8,322              3,339             1,667
                                           ==============    =============      =============      =============     =============

                                                             AS OF DECEMBER 31,
                                   -------------------------------------------------------------------
                                        2000           1999          1998          1997           1996
                                        ----           ----          ----          ----           ----
                                                                   (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET
DATA:
Cash, cash equivalents and
short-term investments              $215,419        $51,596       $16,802        $5,018            $94
Total assets                         250,645         59,943        18,747         5,074            102
Notes and leases payable (2)           1,907          1,841           314         -----          -----
Accumulated deficit                (124,882)       (49,273)      (15,767)       (2,931)           (30)
Total stockholders' equity           234,738         53,566        16,676         4,617             70

(1) See Note 2 of Notes to Consolidated Financial Statements for a description of the computation of basic and diluted net loss per share.
(2) Includes current portion of notes and leases payable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the financial statements and related notes appearing elsewhere in this annual report. The following discussion contains forward-looking statements concerning the expectation of continued losses, cash needed for current research and product development contract obligations during 2001, the funding for such expenses, expectations concerning milestone and royalty payments in 2001, the use of net operating loss carryforwards and business tax credit carryforwards, the completion of IPR&D products in 2002, the level of working capital required for existing research and development and general and administrative programs, and the adequacy of United Therapeutics' resources to fund operations through 2004. These forward-looking statements reflect the plans and estimated beliefs of management as of the date of this report. Actual results could differ materially from those anticipated in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this Annual Report, particularly in "Risk Factors."

OVERVIEW

        United Therapeutics is a biotechnology company focused on innovative products to treat cardiovascular, inflammatory and infectious disease. United Therapeutics commenced operations in June 1996 and, since its inception, has devoted substantially all of its resources to its research and development programs. United Therapeutics' lead products in development are Remodulin and beraprost. United Therapeutics has generated no pharmaceutical product revenues, but has generated grant revenues and revenues from its manufacturing subsidiary and from the resale of certain medical supplies used for its pharmaceutical products. United Therapeutics has funded its operations primarily from the proceeds of the sale of its equity securities. United Therapeutics operates with a minimal number of employees and has contracted with qualified third parties for substantially all pharmaceutical development activities, including certain key aspects of clinical trials. In December 2000, United Therapeutics acquired Cooke Pharma, Inc., the owner and developer of intellectual property rights to use arginine for vascular disease, and Medicomp, Inc. and Telemedical Procedures, LLC, related telemedicine companies.

        United Therapeutics has incurred net losses each year since inception and had an accumulated deficit of $124.9 million at December 31, 2000. United Therapeutics expects to continue to incur net losses and cannot provide assurances that, in the future, it will have pharmaceutical product sales or become profitable.

        United Therapeutics has contracted with various companies and research organizations to coordinate and perform clinical trials and to provide other activities related to the development of its lead products, Remodulin and beraprost, and other products. It is anticipated that approximately $14.0 million in cash will be used during 2001 under these agreements. These expenses will be funded from existing working capital.

FINANCIAL POSITION

        On January 22, 2000, United Therapeutics closed on the sale of 2.5 million shares of common stock at $32 per share in a private placement and received net proceeds, after deducting underwriting commissions and offering expenses, of approximately $74.8 million. On July 20, 2000, United Therapeutics closed on the sale of 1.3 million shares of its common stock at $110.00 per share in a private placement. Net proceeds, after deducting commissions and offering expenses, were approximately $134.3 million.

        Cash, cash equivalents and short-term investments at December 31, 2000 were $215.4 million as compared to $51.6 million at December 31, 1999. The increase of approximately $163.8 million is due to receipt of the net proceeds from the private placement sales of common stock which closed in January 2000 and July 2000, less amounts used in operations during the year ended December 31, 2000.

        On December 28, 2000, the company acquired all the assets and certain liabilities of Cooke Pharma, Inc., (Cooke Pharma) the owner and developer of the intellectual property rights to use arginine for vascular disease. The total cost of this acquisition was approximately $15.9 million, including transaction costs. United Therapeutics issued 294,635 shares of the company's common stock valued at $15.7 million to the sellers as consideration. On December 29, 2000, the company acquired all the assets of Medicomp, Inc. and Telemedical Procedures, LLC, related telemedicine companies (Medicomp). The total cost of this acquisition was approximately $20.0 million, including transaction costs. United Therapeutics paid $8.0 million in cash and issued 257,142 shares of the company's common stock valued at $11.9 million to the sellers as consideration. At December 31, 2000, goodwill and other intangible assets were approximately $17.5 million net of accumulated amortization of approximately $756,000 as compared to $2.7 million and $154,000 at December 31, 1999, respectively.

        Accounts payable at December 31, 2000 were $5.3 million as compared to $2.3 million at December 31, 1999. This increase in accounts payable is primarily due to clinical trial activities. The notes payable as of December 31, 2000 totaled $1.9 million as compared to $1.8 million as of December 31, 1999.

        Common stock and additional paid-in capital at December 31, 2000 increased as compared to amounts at December 31, 1999. This increase of approximately $260.9 million was due primarily to the net proceeds from the private placement sales of common stock which closed in January 2000 and July 2000, the issuance of 200,000 shares of common stock valued at approximately $18.8 million in exchange for an exclusive license agreement in June 2000, and common stock issued to purchase Cooke Pharma and Medicomp totaling $27.5 million.

RESULTS OF OPERATIONS

        YEARS ENDED DECEMBER 31, 2000 AND 1999

        Revenues for the year ended December 31, 2000 were approximately $2.0 million, as compared to approximately $436,000 for the year ended December 31, 1999. Approximately $1.1 million of these revenues was earned by United Therapeutics' synthesis and manufacturing division (formerly, SynQuest, Inc.) for the synthesis and manufacture of complex molecules for third parties. Approximately $740,000 of these revenues was earned from the resale of pumps and supplies to distributors in connection with United Therapeutics' lead product, Remodulin. Approximately $150,000 of these revenues was earned under the "orphan drug" grant awarded by the FDA related to United Therapeutics' development of Remodulin for the treatment of primary pulmonary hypertension.

        Research and development expenses consist primarily of costs to acquire pharmaceutical products and product rights for development and amounts paid to contract research organizations, hospitals and laboratories for the provision of services and materials for drug development and clinical trials. Research and development expenses were $70.2 million for the year ended December 31, 2000, as compared to $30.7 million for the year ended December 31, 1999. The increase of approximately $39.5 million was due primarily to the expenditure of approximately $19.8 million in licensing fees (consisting of $1.0 million in cash and common stock valued at $18.8 million) in June 2000 to obtain the exclusive rights to develop sustained release formulations of beraprost in the United States and Canada, increased expenses of approximately $7.3 million related to patient enrollment in United Therapeutics' clinical trials, increased expenses of approximately $16.9 million related to the acquisition of in-process research and development (see In-Process Research & Development), and increased expenses of approximately $4.1 million related to other research. The increase was offset by the prior year expenditure of $9.1 million in licensing fees (consisting of $100,000 in cash and common stock valued at $9.0 million) in 1999 to obtain the exclusive rights to develop the immediate release formulation of beraprost in the United States and Canada.

        General and administrative expenses consist primarily of salaries, office expenses and professional fees. General and administrative expenses were $11.7 million for the year ended December 31, 2000, as compared to $5.0 million for the year ended December 31, 1999. This increase was due primarily to nonrecurring grants of approximately $2.5 million of stock and options and increased expenses of approximately $3.2 million related to professional fees, increased staffing and related travel to support expanded operations.

        The write-down of investment totaled $4.8 million during the year ended December 31, 2000 as compared to zero for the year ended December 31, 1999. The write-down related to United Therapeutics' investment in Synergy
Pharmaceuticals, Inc.

        Interest income for the year ended December 31, 2000 was $10.7 million, as compared to approximately $1.9 million for the year ended December 31, 1999. This increase was attributable primarily to an increase in the amount of cash available for investing resulting from sales of common stock since December 31, 1999, less amounts used for operations.

        YEARS ENDED DECEMBER 31, 1999 AND 1998

        Total revenues for the year ended December 31, 1999 were approximately $436,000, as compared to $54,000 for the year ended December 31, 1998. Approximately $211,000 of these revenues were earned under the "orphan drug" grant awarded by the FDA related to United Therapeutics' development of Remodulin for the treatment of primary pulmonary hypertension. The FDA may designate a product as an "orphan drug" if the drug is one intended to treat a rare disease or condition. Approximately $225,000 of these revenues were earned by SynQuest, United Therapeutics' wholly owned subsidiary, for the synthesis and manufacture of complex molecules.

        Research and development expenses consist primarily of costs to acquire pharmaceutical products for development and amounts paid to contract research organizations, hospitals and laboratories for the provision of services and materials for drug development and clinical trials. Research and development expenses were $30.7 million for the year ended December 31, 1999, as compared to $11.0 million for the year ended December 31, 1998. Approximately $7.1 million of the increase in research and development expenses is related to increased levels of patient enrollment in United Therapeutics' clinical trials of Remodulin. Approximately, $9.1 million of the increase is related to the payment in March 1999 of an up-front licensing fee consisting of common stock valued at $9.0 million and $100,000 in cash to obtain the exclusive rights to develop beraprost, an oral form of prostacyclin, to treat peripheral vascular disease in the United States and Canada. Additionally, $1.7 million of the increase is related to the development of beraprost and other products.

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

        IN-PROCESS RESEARCH & DEVELOPMENT

        During 2000, United Therapeutics acquired Cooke Pharma in a purchase transaction. The write-off of in-process research and development (IPR&D) related to the acquisition of Cooke Pharma totaled approximately $7.1 million, which was expensed as a one-time non-recurring charge. The allocation of $7.1 million represents the estimated fair value related to incomplete projects based on risk adjusted cash flows. At the date of the acquisition, the projects associated with the in-process research and development efforts had not yet reached technological feasibility and had no alternative future uses. Accordingly, these costs were expensed. At the acquisition date, Cooke had more than 10 potential products in its new products research & development pipeline. After a thorough review of each product program, it was concluded that two of these new product areas had moved far enough beyond the concept stage to be considered significant IPR&D. These potential new products were in the applied research stage of development where large-scale clinical trials were being planned. The projects under development at the valuation date, were expected to address the coronary artery disease and peripheral arterial disease markets with a total market potential of 16 million people as well as the market that is at risk of developing some form of heart disease (estimated at approximately 60 million people).

        At the acquisition date, the technologies under development were between 29% and 32% complete, based on project man-months and costs. Cooke had spent approximately $2.8 million on the IPR&D projects and expected to spend approximately $6.2 million to complete the IPR&D projects. It is anticipated that research and development related to these projects would be completed by early 2002, after which time the economic benefits from the value of the completed IPR&D would begin to be yielded.

        Also during 2000, United Therapeutics acquired Medicomp in a purchase transaction. The write-off of in-process research and development related to the acquisition of Medicomp totaled approximately $9.8 million, which was expensed as a one-time non-recurring charge. The allocation of approximately $9.8 million represents the estimated fair value based on risk-adjusted cashflows related to the incomplete research and development projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility, and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date.

        At the acquisition date, Medicomp was conducting design, development, engineering and testing activities associated with the completion of a number of new technological innovations that were integral to Medicomp's plan to launch a first generation wireless heart monitoring system aimed at the consumer (as opposed to the institutional) market.

        At the acquisition date, the technologies related to the complete system under development was approximately 59 percent complete based on project man-months and costs. Medicomp had spent approximately $1.6 million on the IPR&D projects, and expected to spend approximately $1.1 million to complete the research and development. Anticipated completion dates ranged from 9 to 12 months, at which time United Therapeutics expects to begin benefiting from the developed technologies.

LIQUIDITY AND CAPITAL RESOURCES

        Until June 1999, United Therapeutics financed its operations principally through various private placements of common stock. On June 17, 1999, United Therapeutics completed an initial public offering of 4.5 million shares of common stock at $12.00 per share. Net proceeds to United Therapeutics, after deducting underwriting commissions and offering expenses, were approximately $48.9 million. On July 16, 1999, United Therapeutics closed on the sale of 675,000 over-allotment shares to its underwriters and received net proceeds, after deducting underwriting commissions and offering expenses, of approximately $7.5 million. On January 18, 2000, United Therapeutics closed on the sale of 2.5 million shares of common stock at $32.00 per share in a private placement and received net proceeds, after deducting underwriting commissions and offering expenses, of approximately $74.8 million. On July 20, 2000, United Therapeutics' closed on the sale of 1.3 million shares of its common stock at $110.00 per share in a private placement and received net proceeds, after deducting underwriting commissions and offering expenses, of approximately $134.3 million.

        United Therapeutics' working capital at December 31, 2000 was $210.6 million, as compared with $48.1 million at December 31, 1999. Current liabilities at December 31, 2000 were approximately $11.5 million, as compared with $4.6 million at December 31, 1999. United Therapeutics' debt at December 31, 2000 was $1.9 million, as compared with $1.8 million at December 31, 1999 and consisted of equipment leases and two mortgage notes, one secured by a certificate of deposit, and both secured by the buildings and property owned by United Therapeutics located at 1106 - 1110 Spring Street in Silver Spring, Maryland. Both mortgages are due in monthly installments over 30 years.

        Net cash used in operating activities was approximately $31.1 million and $23.7 million for the years ended December 31, 2000 and 1999, respectively. The increase resulted from the expansion of United Therapeutics' operations, particularly with respect to increased costs for Remodulin, beraprost and other product trials. For the years ended December 31, 2000 and 1999, United Therapeutics invested approximately $640,000 and $2.0 million respectively, in cash for property, plant and equipment. Net cash provided by financing activities was approximately $206.6 million and $59.3 million for the years ended December 31, 2000 and 1999, respectively. Cash flows from financing activities for the year ended December 31, 2000 were derived primarily from the private placements of common stock in January 2000 and July 2000. Cash flows from financing activities for the year ended December 31, 1999 were derived primarily from private equity financings in the first quarter, the initial public offering in June, and the sale of the overallotment shares to the underwriter in July.

        United Therapeutics has contracted with various companies and research organizations to coordinate and perform clinical trials and to provide other services related to the development of Remodulin and other products. It is anticipated that approximately $14.0 million in cash will be used during 2001 under these agreements. These expenses will be funded from existing working capital. United Therapeutics expects to make milestone payments of up to approximately $3.2 million during 2001. United Therapeutics expects to make royalty payments relating to sales of Remodulin, if approved by the FDA, and HeartBar products during 2001. The royalties will range from 1% to 10% of sales from these products. United Therapeutics anticipates that its existing research and development and general and administrative programs will require similar levels of working capital as has been used in recent quarters.

        United Therapeutics expects that existing capital resources will be adequate to fund its operations through 2004. United Therapeutics' future capital requirements and the adequacy of its available funds will depend on many factors, including:

        o       Regulatory approval of Remodulin and beraprost;

        o Size and scope of its development efforts for existing and additional products;

        o       Future milestone and royalty payments;

        o       Cost, timing and outcomes of regulatory reviews;

        o       Rate of technological advances;

        o       Status of competitive products;

        o       Defending and enforcing intellectual property rights;

        o Development of manufacturing resources or the establishment, continuation or termination of third-party manufacturing arrangements;

        o Development of sales and marketing resources or the establishment, continuation or termination of third-party sales and marketing arrangements;

        o Establishment of additional strategic or licensing arrangements with other companies; and

        o       Amount, cost and risks associated with potential acquisitions.

        As of December 31, 2000, United Therapeutics had available approximately $52.0 million in net operating loss carryforwards and $18.2 million in business tax credit carryforwards for federal income tax purposes that expire at various dates through 2019. A portion of these carryforward items is subject to certain limitations. United Therapeutics does not believe that the limitations will cause the net operating loss and general business credit carryforwards to expire unused.

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

        In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 was implemented by United Therapeutics in the quarter ending December 31, 2000. The adoption of SAB No. 101 did not have a material impact on United Therapeutics' revenue recognition policies.

ITEM 7A:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        United Therapeutics does not have significant exposure to market risks associated with changes in interest rates related to its corporate and government debt securities held as of December 31, 2000. The interest rates on these securities are fixed, the maturities are short and United Therapeutics holds the securities until maturity.

ITEM 8:    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         UNITED THERAPEUTICS CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of KPMG LLP, Independent Auditors....................................................................................  F-2

Consolidated Balance Sheets as of December 31, 2000 and 1999................................................................  F-3

Consolidated Statements of Operations for the three years ended December 31, 2000...........................................  F-4

Consolidated Statements of Stockholders' Equity for the three years ended December 31, 2000.................................  F-5

Consolidated Statements of Cash Flows for the three years ended December 31, 2000...........................................  F-8

Notes to Consolidated Financial Statements..................................................................................  F-9

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
United Therapeutics Corporation:


      We have audited the accompanying consolidated balance sheets of United Therapeutics Corporation and subsidiaries (the Company) as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Therapeutics Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


KPMG LLP


McLean, Virginia
February 28, 2001

                         UNITED THERAPEUTICS CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                                         DECEMBER 31,

                                                                              2000                       1999
                                                                              ----                       ----
ASSETS
Current assets:
  Cash and cash equivalents                                                  $200,935,244               $18,279,883
  Investments (note 9)                                                         14,483,637                33,315,914
  Accounts receivable, net of allowance of $98,281 for 2000
    and none for 1999                                                           2,351,100                   362,268
  Prepaid expenses                                                              1,077,608                    79,981
  Inventory                                                                     2,896,469                   259,861
  Other current assets                                                            376,046                   358,456
                                                                             ------------               -----------
     Total current assets                                                     222,120,104                52,656,363
                                                                             ------------               -----------

Property, plant, and equipment, net                                             5,939,036                 3,791,517

Certificate of deposit                                                            571,445                   539,545
Goodwill and other intangible assets, net (note 11)                            17,549,224                 2,690,533
Deferred offering costs                                                                 -                   159,418
Investment in affiliate (note 11)                                               4,348,693                         -
Other                                                                             116,482                   105,759
                                                                             ------------               -----------

     Total assets                                                            $250,644,984               $59,943,135
                                                                             ============               ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                             $5,273,445                $2,348,090
  Accounts payable to affiliate (note 3)                                          678,897                         _
  Accrued expenses (note 13)                                                    4,522,550                 2,107,805
  Payroll taxes withheld                                                                -                    64,537
  Current portion of notes and leases payable (note 8)                             70,803                    56,786
  Due to affiliate (note 11)                                                      946,497                         -
                                                                             ------------               -----------

     Total current liabilities                                                 11,492,192                 4,577,218

Notes and leases payable, excluding current portion (note 8)                    1,835,960                 1,783,705
Due to affiliate (note 11)                                                      2,385,229                         -
Other liabilities                                                                 193,821                    16,662
                                                                             ------------               -----------

     Total liabilities                                                         15,907,202                 6,377,585
                                                                             ------------               -----------

Commitments and contingencies (notes 5 and 10)

Stockholders' equity (note 6):
  Preferred stock, par value $.01, 10,000,000 shares authorized
           at December 31, 2000 and 1999, no shares issued                              -                         -
  Series A junior participating preferred stock, par value $ .01,
           100,000 and none authorized at December 31, 2000 and
           1999, respectively, no shares issued                                         -                         -
  Common stock, par value $.01, 100,000,000
           shares authorized at December 31, 2000 and 1999, 20,740,086 and
           16,003,218 shares issued at December 31, 2000 and 1999,
           respectively, 20,434,086 and 16,003,218 shares outstanding
           at December 31, 2000 and 1999, respectively                            207,401                   160,032
  Additional paid-in capital                                                  363,484,585               102,678,916
  Accumulated deficit                                                        (124,881,888)              (49,273,398)
  Treasury stock at cost, 306,000 shares at December 31, 2000                  (4,072,316)                       -
                                                                             ------------               -----------

         Total stockholders' equity                                           234,737,782                53,565,550
                                                                             ------------               -----------

         Total liabilities and stockholders' equity                          $250,644,984               $59,943,135
                                                                             ============               ===========

          See accompanying notes to consolidated financial statements.

                         UNITED THERAPEUTICS CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           YEAR ENDED DECEMBER 31,
                                                                           -----------------------
                                                                    2000              1999                1998
                                                                    ----              ----                ----
Revenues:
   Sales                                                     $    1,483,058     $     225,245       $          --
   Sales to affiliates                                              416,200                --                  --
   Grant revenue                                                    150,000           211,250              53,750
                                                             --------------     -------------       -------------
       Total revenues                                             2,049,258           436,495              53,750
                                                             --------------     -------------       -------------

Operating expenses:
  Research and development                                       70,187,748        30,715,255          11,015,053
  General and administrative                                     11,719,578         4,977,983           2,366,494
  Sales and marketing                                                16,566                --                  --
  Cost of sales                                                   1,626,051           164,147                  --
                                                             --------------     -------------       -------------

    Total operating expenses                                     83,549,943        35,857,385          13,381,547
                                                             --------------     -------------       -------------

    Loss from operations                                        (81,500,685)      (35,420,890)        (13,327,797)

Other income (expense):
  Interest income                                                10,693,239         1,925,326             510,068
  Interest expense                                                 (120,035)          (57,744)            (14,570)
  Write-down of investment (note 4)                              (4,789,592)               --                  --
  Other - net                                                       108,583           50,064                   --
                                                             --------------     -------------       -------------

    Total other income, net                                       5,892,195         1,917,646             495,498

        Net loss before income tax                              (75,608,490)      (33,503,244)        (12,832,299)
Income tax (note 7)                                                      --            (3,454)             (3,100)
                                                             --------------     -------------       -------------

    Net loss                                                   ($75,608,490)     ($33,506,698)       ($12,835,399)
                                                             ==============     =============       =============
Net loss per common share --
  basic and diluted                                                 ($3.93)           ($2.51)             ($1.54)
                                                             ==============     =============       =============

Weighted average number of
  common shares outstanding
  -- basic and diluted                                           19,237,473        13,374,294           8,321,749
                                                             ==============     =============       =============



          See accompanying notes to consolidated financial statements.

                         UNITED THERAPEUTICS CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                       STOCK COMMON       ADDITIONAL
                                                   -------------------      PAID-IN        TREASURY   ACCUMULATED
                                                   SHARES       AMOUNT      CAPITAL          STOCK      DEFICIT          TOTAL
                                                   ------       ------      -------          -----      -------          -----
Balance, December 31, 1997                       5,882,833      $58,829      $7,489,655      $    --    ($2,931,301)    $4,617,183

Issuance of common stock                         4,028,404       40,284      22,864,247           --             --     22,904,531
Stock issued in exchange for services               37,694          376         131,709           --             --        132,085
Stock issued for exclusive license agreement       166,666        1,667       1,498,333           --             --      1,500,000
Options and warrants issued for exclusive
  license agreements                                    --           --         353,000           --             --        353,000
Options issued in exchange for services                 --           --           4,426           --             --          4,426
Net loss                                                --           --              --           --    (12,835,399)   (12,835,399)
                                                ----------    ---------  -------------- ------------ --------------  -------------

Balance, December 31, 1998                      10,115,597      101,156      32,341,370           --   (15,766,700)     16,675,826

Issuance of common stock through private sales     111,370        1,114       1,989,251           --             --      1,990,365
Issuance of common stock through initial
  public offering                                4,500,000       45,000      48,826,737           --             --     48,871,737
Issuance of common stock to underwriters for
  over-allotment shares                            675,000        6,750       7,507,759           --             --      7,514,509
Stock issued for exclusive license agreement       500,000        5,000       8,995,000           --             --      9,000,000
Stock issued for acquisition of SynQuest, Inc.     101,251        1,012       2,802,051           --             --      2,803,063
Options issued in exchange for services                 --           --         216,748           --             --        216,748

Net loss                                                --           --              --           --    (33,506,698)   (33,506,698)
                                                ----------    ---------  -------------- ------------ --------------  -------------

Balance, December 31, 1999                      16,003,218      160,032     102,678,916           --    (49,273,398)    53,565,550

Issuance of common stock through private sales   3,800,000       38,000     209,006,858           --             --    209,044,858
Stock issued for acquisition of Cooke
     Pharma, Inc.                                  294,635        2,946      15,668,984           --             --     15,671,930
Stock issued for acquisition of Medicomp,
     Inc. and Telemedical Procedures, LLC          257,142        2,571      11,860,274           --             --     11,862,845
Stock issued for investment in Synergy
     Pharmaceuticals, Inc.                          21,978          220       1,729,449           --             --      1,729,669
Adjustment to SynQuest, Inc. escrow                 (5,198)         (52)       (148,036)          --             --       (148,088)
Options issued in exchange for services                 --           --       1,310,270           --             --      1,310,270
Stock issued for exclusive license agreement       200,000        2,000      18,768,000           --             --     18,770,000
Stock issued in exchange for services               16,249          163       1,071,520           --             --      1,071,683
Exercise of stock options                          152,062        1,521       1,538,350           --             --      1,539,871
Purchases of treasury stock                             --           --              --   (4,072,316)            --     (4,072,316)
Net loss                                                --           --              --           --    (75,608,490)   (75,608,490)
                                                ----------    ---------  -------------- ------------ --------------  -------------

Balance, December 31, 2000                      20,740,086    $ 207,401   $ 363,484,585  ($4,072,316) ($124,881,888) $ 234,737,782
                                                ==========    =========  ============== ============ ==============  =============


          See accompanying notes to consolidated financial statements.

                         UNITED THERAPEUTICS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             YEAR ENDED DECEMBER 31,
                                                                              2000                    1999                1998
                                                                              ----                    ----                ----
Cash flows from operating activities:
 Net loss                                                                 ($75,608,490)          ($33,506,698)      ($12,835,399)
 Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depreciation and amortization                                               913,986                311,150             35,497
   Loss on disposals of equipment                                               24,813                  9,168                 --
   Stock issued for exclusive license agreement                             18,770,000              9,000,000          1,500,000
   Stock grant to Columbia University                                          749,967                     --                 --
   Stock and options issued in exchange for services                         1,631,986                216,748            136,511
   Options and warrants issued for exclusive license
       agreements                                                                   --                     --            353,000
   Acquired in-process research and development                             16,863,700                     --                 --
   Write-down of investment                                                  4,789,592                     --                 --
   Amortization of discount on investments                                    (993,722)            (1,561,899)           (23,229)
 Changes in operating assets and liabilities, net of
     effects of acquisitions:
     Accounts receivable                                                      (398,193)               (79,554)           (53,750)
     Inventories                                                            (2,115,049)                    --                 --
     Prepaid expenses                                                         (509,131)               (69,679)                --
     Other current assets                                                      242,271               (221,405)                --
     Other noncurrent assets                                                   (10,723)               (91,942)           (10,214)
     Accounts payable                                                        2,530,274                221,710          1,323,601
     Accrued expenses                                                        1,908,217              2,068,606            (27,770)
     Payroll taxes withheld                                                    (64,537)                (4,263)             5,716
     Other liabilities                                                         160,192                 14,903                 --
                                                                          ------------          -------------        -----------

   Net cash used in operating activities                                   (31,114,847)           (23,693,155)        (9,596,037)
                                                                          ------------          -------------        -----------

Cash flows from investing activities:
    Purchases of property, plant, and equipment                               (639,875)            (1,994,620)        (1,033,953)
    Proceeds from disposals of property, plant and equipment                        --                  2,350                 --
    Investment in Northern Therapeutics, Inc.                               (1,000,000)                    --                 --
    Investment in Synergy Pharmaceuticals, Inc.                             (3,059,919)                    --                 --
    Acquisition of SynQuest, net of cash acquired                                   --              (312,626)                 --
    Acquisition of Cooke Pharma, net of cash acquired                          194,023                     --                 --
    Acquisition of Medicomp, net of cash acquired                           (8,131,432)                    --                 --
    Purchases of investments and certificates of deposit                   (56,658,901)          (114,325,864)       (10,509,467)
    Maturities of investments                                               76,453,000             92,565,000                 --
                                                                          ------------          -------------        -----------

   Net cash provided by (used in) investing activities                       7,156,896            (24,065,760)       (11,543,420)
                                                                          ------------          -------------        -----------

Cash flows from financing activities:
   Proceeds from issuance of common stock                                  209,044,858             58,376,611         22,904,531
   Purchases of common stock                                                (4,072,316)                    --                 --
   Deferred offering costs                                                     159,418               (159,418)                --
   Proceeds from exercise of stock options                                   1,539,871                     --                 --
   Proceeds from notes payable                                                      --              1,798,000                 --
   Payments of principal on notes payable                                      (16,658)              (742,907)            (2,771)
   Principal payments under capital lease obligations                          (41,861)               (12,555)            (1,381)
                                                                          ------------          -------------        -----------

   Net cash provided by financing activities                               206,613,312             59,259,731         22,900,379
                                                                          ------------          -------------        -----------

   Net increase in cash and cash equivalents                               182,655,361             11,500,816          1,760,922

Cash and cash equivalents, beginning of year                                18,279,883              6,779,067          5,018,145
                                                                          ------------          -------------        -----------

Cash and cash equivalents, end of year                                    $200,935,244          $ 18,279,883         $ 6,779,067
                                                                          ============          =============        ===========

                                    Continued

                         UNITED THERAPEUTICS CORPORATION

Supplemental schedule of noncash investing and
  financing activities:
    Stock issued for investment in Synergy Pharmaceutials, Inc.            $ 1,729,669           $         --         $        --
                                                                           ===========           ============         ===========
    Stock issued for acquisition of SynQuest                               $        --           $  2,803,063         $        --
                                                                           ===========           ============         ===========
    Stock issued for acquisition of Cooke Pharma                           $15,671,930           $         --         $        --
                                                                           ===========           ============         ===========
    Stock issued for acquisition of Medicomp                               $11,862,845           $         --         $        --
                                                                           ===========           ============         ===========
    Stock issued for exclusive license agreement                           $18,770,000           $         --         $        --
                                                                           ===========           ============         ===========
    Equipment acquired under a capital lease                               $        --           $     16,629         $        --
                                                                           ===========           ============         ===========
    Note payable issued for building                                       $        --           $         --         $   317,130
                                                                           ===========           ============         ===========
    Supplemental cash flow information -- cash paid for
      interest                                                             $   119,018            $   57,744          $    14,570
                                                                           ===========           ============         ===========

          See accompanying notes to consolidated financial statements.

                         UNITED THERAPEUTICS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND BUSINESS DESCRIPTION

    United Therapeutics Corporation (the Company) was incorporated on June 26, 1996 under the laws of the State of Delaware. The Company is a biotechnology company focused on commercialization of unique therapeutic products to treat patients with cardiovascular, infectious and inflammatory diseases.

    On October 16, 2000, the Company filed a New Drug Application (NDA) for its lead pharmaceutical product, Remodulin for pulmonary hypertension. The FDA informed the company that a six month Priority Review had been granted for the NDA. On February 2, 2001, United Therapeutics submitted a Marketing Authorization Application in France for approval of Remodulin for pulmonary arterial hypertension. Remodulin has also completed Phase II clinical studies for late stage peripheral vascular disease. The Company's second lead product, beraprost, is currently in Phase III clinical trial programs for peripheral vascular disease and pulmonary hypertension. All other pharmaceutical products are in preclinical stages of development.

    In December 2000, United Therapeutics expanded into angina with a commercially available non-prescription product and further developed its telemedicine operations with the acquisition of a cardiac arrhythmia and ischemic monitoring business.

    The Company has four wholly owned subsidiaries: Lung Rx, Inc., Unither Pharmaceuticals, Inc. (UPI), Unither Telemedicine Services Corporation (UTSC), and United Therapeutics Europe, Ltd.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the financial statements of United Therapeutics Corporation and its wholly owned subsidiaries. All significant intercompany balances and transactions were eliminated in consolidation.

    CASH EQUIVALENTS

    Cash equivalents consist of highly liquid investments with original maturities of three months or less. Cash equivalents consist of money market funds, commercial paper, and certificates of deposit and amount to approximately $204.2 million and $18.2 million at December 31, 2000 and 1999, respectively.

    INVENTORIES

    The Company manufactures certain compounds and purchases medical supplies for use in its ongoing clinical trials. The Company purchases components and assembles cardiac monitoring equipment. The Company contracts with a third party manufacturer to make the HeartBar(R). These inventories are accounted for under the first-in, first-out method. At December 31, 2000 and 1999, inventories consisted of the following:

                                                                  DECEMBER 31,
                                                      ---------------------------------
                                                          2000                1999
                                                          -----               ----
           Remodulin (in process)                     $ 1,775,047       $       259,861
           Medical supplies....                           280,771                     -
           Raw chemical materials                          30,015                     -
           Cardiac monitoring..
             equipment components                         485,931                     -
           HeartBar(R) products                           324,705                     -
                                                      ------------      ---------------

                                                      $ 2,896,469       $       259,861
                                                      ============      ===============

                         UNITED THERAPEUTICS CORPORATION

PROPERTY, PLANT, AND EQUIPMENT

   Property, plant, and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives of the assets are as follows:

                         Building and improvements.........   39 years
                         Furniture and equipment...........   3-10 years
                         Holter and event monitor systems..   5 years
                         Leasehold the improvements........   Life of the lease

    Property, plant, and equipment at December 31, 2000 and 1999 consisted of the following:

                                                                DECEMBER 31,
                                                         --------------------------
                                                              2000            1999
                                                              ----            ----
                Land                                     $   421,431    $   421,431

                Buildings and improvements                 2,516,264      2,420,644


                Holter and event monitor systems           1,457,248             --

                Furniture and equipment                    2,035,752      1,152,230
                                                         -----------    -----------

                                                           6,430,695      3,994,305

                Less -- accumulated depreciation            (491,659)      (202,788)
                                                         -----------    -----------

                   Property, plant, and equipment, net   $ 5,939,036    $ 3,791,517
                                                         ===========    ===========

    RESEARCH AND DEVELOPMENT

    Research and product development costs are expensed as incurred. Acquired in-process research and development is expensed if technological feasibility has not been demonstrated and there is no alternative use for the in-process technology.

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

                         UNITED THERAPEUTICS CORPORATION

GOODWILL AND OTHER INTANGIBLE ASSETS

    Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and intangible assets of businesses acquired. Goodwill, resulting from the purchase of SynQuest, Inc. (note 11), is being amortized using the straight-line method over five years. Goodwill, resulting from the purchase of Medicomp (note 11), is being amortized using the straight-line method over twenty years. Other intangible assets resulting from these purchases relate to covenants not to compete, employment agreements, technology, patents, and tradenames and were determined on the basis of independent valuations. The other intangibles are being amortized over three to eighteen years, consistent with the terms of the underlying agreements. Total amortization expense was approximately $602,000, $154,000, and none for the years ended December 31, 2000, 1999, and 1998, respectively.

    Periodically, the Company reviews the recoverability of goodwill and other intangible assets. The measurement of possible impairment is based primarily on the ability to recover the balance of the goodwill and other intangible assets from expected future operating cash flows on an undiscounted basis. Impairment losses are recognized when expected future cash flows are estimated to be less than the asset's carrying value. In management's opinion, no material impairment exists at December 31, 2000.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts of cash and cash equivalents, investments, accounts receivables, accounts payable, and accrued expenses, approximate fair value due to their short maturities. The carrying amount of the Company's notes payable approximate fair value, since they are adjustable rate notes.

    LOSS PER COMMON SHARE

    Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Common stock equivalents for the year ended December 31, 2000 consisted of options and warrants totaling approximately 1.5 million shares. Common stock equivalents are not included in the calculation as their effect would be anti-dilutive. Accordingly, diluted loss per common share is the same as basic loss per common share.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

                         UNITED THERAPEUTICS CORPORATION

    SALES

    Sales in 2000 and 1999 resulted primarily from the synthesis and manufacture of complex compounds by the Company's manufacturing division (formerly known as SynQuest, Inc.). These sales were generally made under fixed price agreements. The Company recognizes revenue based on the percentage-of-completion method. Billings in excess of amounts recognized as revenues are reported as deferred revenues. Losses on these contracts, if any, are recognized as soon as they are anticipated.

    Sales from HeartBar(R) products are recognized when shipped if no right of return exists. If the products are consigned, sales are recognized in the period that the consignee has sold the product. Product sales are recorded net of allowances for estimated returns and rebates.

    Sales of Holter and event monitor systems are recognized when shipped. Revenue from related monitoring analysis services is recognized when the service is performed and the analysis has been delivered.

    All sales are required to be realizable and earned to be recognized in the financial statements.

    GRANT REVENUE

    Grant revenues in 1998, 1999 and 2000 resulted from an orphan drug grant from the United States Food and Drug Administration (the FDA orphan drug grant) to fund ongoing research related to Remodulin. The FDA orphan drug grant is a cost reimbursement award covering a two-year period beginning September 30, 1998. The FDA has committed funding totaling $415,000. This grant has no milestones or significant deliverables other than the submission of periodic technical reports. The Company recognizes revenues under the FDA orphan drug grant when they are realizable and earned and only to the extent allowable expenses are incurred. Recognized revenues are not contingent upon future performance obligations and are not refundable to the FDA since they represent reimbursements for past services and are not dependent on the outcome of the research. Accounts receivable of $200,000 and $50,000 at December 31, 2000 and 1999, respectively, were for unbilled costs incurred. Amounts billed are subject to audit by the FDA and could result in potential disallowances. Such disallowances, if any, are not expected to be material.

    DEFERRED OFFERING COSTS

    Costs incurred in connection with the Company's planned sale of common stock in a private placement were deferred and reported as assets in the accompanying balance sheets. Upon successful completion of the sale, these deferred offering costs were netted against the additional paid-in capital resulting from the sale.

    TREASURY STOCK

    Treasury stock is reported at cost, including commissions and fees.

    CONCENTRATIONS OF SUPPLIERS

    The Company currently relies on a single supplier to test the purity and stability of each batch of Remodulin and a single supplier for the delivery device to administer Remodulin to patients. Although there are a limited number of companies that could replace each of these suppliers, management believes that other suppliers could provide similar services and materials. A change in suppliers, however, could cause a delay in distribution of Remodulin, and in the conduct of clinical trials, which would adversely affect the Company's research and development efforts.

    The Company relies solely on Toray for the manufacture of beraprost under an exclusive licensing agreement (see note 4). If this agreement were to terminate, the Company would have no other source for this compound.

                         UNITED THERAPEUTICS CORPORATION

    The Company relies solely on Nellson Nutraceuticals to manufacture its HeartBar(R) products. Although there are a limited number of companies that could replace this supplier, management believes that other suppliers could provide similar services and materials. A change in supplier, however, could cause a delay in the manufacture and distribution of HeartBar which would adversely affect the Company's sales efforts.

3.  RELATED PARTY TRANSACTIONS

    BUILDING

    In 1998, the Company purchased an office building for its corporate headquarters from Beacon Projects, Inc., an entity owned by the Company's Chairman and CEO. The purchase price, including related expenses, was approximately $581,000. This amount was equivalent to the amount incurred by Beacon Projects, Inc. for the building.

    OFFICE LEASES

    During 1998, the Company leased office space from Beacon Projects, Inc., a company owned by the Chairman and CEO of the Company. In August 1998, this lease was terminated when the Company purchased the office building from the Chairman and CEO of the Company. Payments made by the Company under this lease totaled $12,000 for the year ended December 31, 1998.

    In March 1999 and December 2000, Unither Telemedicine Services Corporation leased office space from Beacon Projects, Inc. (see note 10).

    LEGAL SERVICES

    During 2000, 1999 and 1998, the Company obtained professional services from a law firm affiliated with the Chairman and CEO and the General Counsel. The Company incurred expenses of approximately $783,000, $338,000 and $157,000 during the years ended December 31, 2000, 1999, and 1998, respectively, for services rendered by the law firm. The Chairman and CEO does not receive compensation from the law firm.

    RESEARCH AGREEMENT

    During 1998, the Company entered into a cooperative drug discovery agreement with William Harvey Research Limited (WHR) (see note 5). The Chairman and CEO of the Company is a volunteer unpaid president of William Harvey Medical Research Foundation, an affiliate of WHR. Payments made to WHR were approximately $347,000, $258,000 and $162,000 for the years ended December 31, 2000, 1999 and
1998, respectively.

    RECEIVABLE FROM EMPLOYEES

    At December 31, 2000 and 1999, the Company had interest and non-interest bearing advances totaling approximately $210,000 and $199,000, respectively, due from employees. The advances are classified as other current assets in the accompanying balance sheets and will be repaid to the Company in 2001.

    IMINOSUGAR PROGRAM

    The Company reported expenses of approximately $2.4 million to Synergy Pharmaceuticals, Inc. (see note 4), of which approximately $679,000 was payable at December 31, 2000, for contract research services during the year ended December 31, 2000. Additionally, SynQuest, Inc. reported revenues of approximately $416,000 during the year ended December 31, 2000 for chemical synthesis and manufacturing services provided to Synergy.

                         UNITED THERAPEUTICS CORPORATION

4.  LICENSE AGREEMENTS

    GLAXO WELLCOME ASSIGNMENT

    In January 1997, Glaxo Wellcome Inc. assigned to the Company patents and patent applications for the use of the stable prostacyclin analog UT-15 (now knows as Remodulin), for the treatment of pulmonary hypertension and congestive heart failure. Glaxo Wellcome has a right to negotiate a license from the Company if the Company decides to license any part of the marketing rights to a third party. Glaxo Wellcome waived this right with respect to the agreement with MiniMed described below. Under the agreement, Glaxo Wellcome is entitled to certain royalties from the Company for a period of ten years from the date of the first commercial sale of any product containing Remodulin (see note 5). If the Company grants to a third party any license to Remodulin, Glaxo Wellcome is also entitled to a percentage of all consideration payable to the Company by such licensee. The Company is responsible for all patent prosecution and maintenance for Remodulin.

    PHARMACIA & UPJOHN LICENSE

    In December 1996, Pharmacia & Upjohn Company exclusively licensed to the Company patents and a patent application for the composition and production of the stable prostacyclin analog UT-15. Under the agreement, the Company paid an initial license fee to Pharmacia & Upjohn. United Therapeutics filed a U.S. patent application for a new synthesis and production method for UT-15 in October 1997. United Therapeutics believes that its method is a substantial improvement over the Pharmacia & Upjohn method. United Therapeutics intends to use its improved and unique synthesis method rather than the licensed Pharmacia & Upjohn method for the production of the Remodulin product.

    MINIMED INC.

    The Company entered into an agreement with MiniMed in September 1997 to collaborate in the design, development, and implementation of therapies to treat pulmonary hypertension and peripheral vascular disease utilizing MiniMed products and Remodulin. The term of the agreement is for seven years after the FDA grants a new drug approval for Remodulin and will be automatically extended for additional 12-month periods unless otherwise terminated. The agreement is subject to early termination in the event of a material breach or bankruptcy of either party. The Company and MiniMed have established a Management Committee comprised of two representatives from each company to implement the agreement. The guidelines implementing the agreement provide that the Company will purchase pumps and supplies from MiniMed at a discount off of MiniMed's list prices from time to time. In the event that there are any discoveries or improvements arising out of work performed under the agreement, the parties will have joint ownership of those discoveries or improvements. The guidelines require the Company to purchase its Remodulin infusion pumps exclusively from MiniMed unless MiniMed's infusion pumps fail to receive certain government approvals.

    TORAY INDUSTRIES LICENSES

    In September 1998, United Therapeutics entered into an agreement with Toray Industries, Inc. obtaining the exclusive right to develop and market immediate release formulations of beraprost in the United States and Canada for the treatment of pulmonary vascular disease, including pulmonary hypertension, plus certain additional rights of first refusal for other products, therapies or territories. In exchange, United Therapeutics paid Toray cash and 166,666 shares of common stock, and granted Toray an option to purchase an additional 166,666 shares of common stock at an exercise price of $9.00 per share (see note 6). United Therapeutics also agreed to pay Toray milestone payments of up to $750,000. In March 1999, United Therapeutics entered into an agreement with Toray obtaining the exclusive right to develop and market immediate release formulations of beraprost in the United States and Canada for the treatment of peripheral vascular disease. United Therapeutics paid Toray cash and 500,000 shares of common stock and agreed to pay Toray milestone payments of up to $750,000.

                         UNITED THERAPEUTICS CORPORATION

    In June 2000, United Therapeutics entered into an agreement with Toray Industries, Inc. obtaining the exclusive right to develop and market sustained release formulations of beraprost in the United States and Canada for the treatment of all vascular indications (including cardiovascular indications). In exchange, United Therapeutics paid Toray $1.0 million in cash and 200,000 shares of common stock of United Therapeutics valued at approximately $18.8 million. In addition, United Therapeutics agreed to grant Toray an option to purchase 500,000 shares of common stock upon Toray's delivery of clinical trial material (expected in 2001) with an exercise price based on the average of closing market prices during the month preceding delivery of clinical trial material. United Therapeutics also agreed to pay Toray milestone payments of up to $750,000. License fees under these agreements expensed as research and development totaled $19,770,000, $9,100,000 and $1,785,000 for the years ended December 31, 2000,
1999 and 1998, respectively.

    Pursuant to the agreements, United Therapeutics has agreed to pay all costs and expenses associated with undertaking clinical trials, obtaining regulatory approvals and commercializing beraprost in the United States and Canada for the treatment of pulmonary hypertension, peripheral vascular disease and all vascular and cardiovascular indications. Toray has retained all manufacturing rights for beraprost. United Therapeutics has agreed to purchase beraprost solely from Toray at specified prices based on volume. The agreements each set forth a product development schedule. In the event that development by United Therapeutics falls significantly behind the schedule specified in either agreement, Toray may terminate that agreement. Furthermore, United Therapeutics is responsible under the agreements for achieving minimum annual product net sales as determined in advance by mutual agreement and in the case of the first two years of commercial sales, minimum net sales of $2.5 million and $5 million. In the event that United Therapeutics is unable to meet any minimum annual net sales requirement for two consecutive years, Toray may convert the exclusive license to a non-exclusive license. United Therapeutics would then be required to share any product marketing rights approved by the FDA with a third-party licensee chosen by Toray. Each agreement expires 10 years following FDA approval of beraprost for the particular disease indication. United Therapeutics may extend each agreement for unlimited one-year periods with Toray's consent.

    CORTECH LICENSE

    In November 1998, United Therapeutics entered into an agreement with Cortech, Inc. to obtain the exclusive right to develop and market a serine elastase inhibitor compound, now known as UT-77, for all indications worldwide, except for certain dermatological uses. In exchange, United Therapeutics made a cash payment and granted Cortech a warrant to purchase 116,666 shares of common stock. License fees expensed as research and development totaled $418,000 for the year ended December 31, 1998. The Company discontinued its UT-77 drug development project in June 2000. The license and warrants have been terminated.

    GLOBAL MEDICAL ENTERPRISES AGREEMENT

    In 1999, United Therapeutics entered into agreements with Global Medical Enterprises Ltd. and Global Medical Enterprises Ltd., LLC to commercialize and sell Ketotop. The Company contributed initial capital of $2,500 to form Ketotop, LLC to commercialize Ketotop in Europe. United Therapeutics completed a Phase III study during 2000. The study showed that key clinical and regulatory endpoint related to pain reduction did not meet United Therapeutics' expectations. Based on those results, United Therapeutics discontinued development of Ketotop. In December 2000, the agreements with Global Medical were terminated and Ketotop LLC was dissolved. The $2,500 investment in Ketotop, LLC was written off in 2000.

                         UNITED THERAPEUTICS CORPORATION

    SHEARWATER POLYMERS AGREEMENT

    In September 1999, the Company entered into an agreement with Shearwater Polymers, Inc. The agreement grants to the Company the exclusive right to Shearwater's know-how for the design, development, production, and use of a technology known as pegylation to develop and produce sustained release prostacyclin molecules for the possible treatment of pulmonary hypertension, peripheral vascular disease, stroke, heart disease, cancer, and related diseases worldwide. In exchange, the Company paid Shearwater $100,000 in cash and agreed to pay Shearwater milestone payments of up to $2,900,000. Milestone payments will come due upon the achievement of certain product development goals set forth in the agreement and are expected to be paid over a period of approximately six years. The Company also agreed to pay royalties ranging from 2 to 4 percent of net sales from developed products. Minimum annual royalties of $1,000,000 are required commencing with the thirteenth month following government approval of a developed product. License fees expensed as research and development for the years ended December 31, 2000 and 1999 were none and $100,000, respectively.

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

    SYNERGY PHARMACEUTICALS, INC.

    In March 2000, Unither Pharmaceuticals, Inc. (Unither), a wholly owned subsidiary of United Therapeutics, entered into a license agreement with Synergy Pharmaceuticals, Inc. (Synergy) to obtain from Synergy the exclusive worldwide rights to certain patents relating to anti-viral iminosugar compounds. Unither paid Synergy a $100,000 license fee which was expensed as research and development. The iminosugar agreement conditionally requires that Unither pay Synergy milestone payments of up to $22.2 million for each FDA-approved product plus royalties ranging from 6 percent to 12.25 percent, subject to reductions, based on net sales. Additionally, Unither acquired 15 percent of the outstanding stock of Synergy for a total of $5 million. The purchase price was paid with $3.0 million in cash and 21,978 shares of common stock of United Therapeutics valued at approximately $2.0 million. As part of these transactions, Unither received an exclusive option to purchase the remaining stock of Synergy at its fair value to be determined in the future in accordance with the terms of the contract. This investment of approximately $4.8 million is being accounted for under the cost method.

    In November 2000, Unither and Synergy amended the exclusive license agreement to include the development of new analogs of the licensed compounds. It was determined that new analogs could potentially be developed that had improved safety and efficacy profiles over the originally licensed compounds. As part of the amendments, Unither and Synergy agreed to reduce the milestone and royalty payments by one-half for any approved products which may result from the new analogs. Additionally, Synergy granted to Unither a warrant to purchase up to approximately 10 percent of the outstanding stock of Synergy exercisable for six years at $0.001 per share. As a result of these developments and the amendments, the investment in Synergy was written down to zero at December 31, 2000.

    OXFORD UNIVERITY AND THOMAS JEFFERSON UNIVERSITY

        The Company's subsidiary, Unither Pharmaceuticals, Inc., is funding research up to approximately $1.8 million being conducted by the University of Oxford and Thomas Jefferson University (TJU) into analogs of the anti-viral compounds licensed from Synergy Pharmaceuticals. The research agreements expire in September 2002. Under the agreements, Unither is required to fund the research and pay the institutions milestone payments for successfully completed clinical trials, and a royalty equal to a percentage of net sales that Unither earns from discoveries and products

                         UNITED THERAPEUTICS CORPORATION
developed by the institutions. The milestone payments and royalties are subject to reduction depending upon third-party contributions to inventions and/or third party licenses necessary to develop products.


    STANFORD UNIVERSITY AND NEW YORK MEDICAL COLLEGE

    The Company's subsidiary, Cooke Pharma, Inc., has exclusively licensed patents related to amino acid based dietary supplements to enhance the level of endogenous nitric oxide in the vascular system from Stanford University and New York Medical College. The licenses cover worldwide territories and are valid for the life of the patents. In return, Cooke Pharma, Inc. has agreed to pay royalties equal to one percent of net sales of amino acid based medical foods to each licensor respectively, subject to reductions. Minimum annual royalties of $10,000 are due to each licensor.

5.  COMMITMENTS

    CLINICAL TRIALS AND OTHER RESEARCH

    The Company has contracted with universities and research organizations to perform clinical trials and other research related to Remodulin and other products. The Company generally pays all expenses incurred in carrying out the clinical trials and research activities. Total expenses under these agreements were approximately $16.6 million, $16.6 million, and $7.6 million in 2000, 1999, and 1998, respectively. Total payments under these agreements in 2001 are not expected to exceed $14.0 million.

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

    IMPERIAL COLLEGE

    In 2000, Lung Rx entered into a research and development agreement with Imperial College of Science, Technology & Medicine and Imperial College Innovations Limited (collectively Imperial College) to develop lung lobes that can be transplanted into patients at risk of dying due to lung disease. The agreement may be terminated by the Company after the 12th and 36th months. It may also be terminated with 90 days notice by the Company if Imperial College does not meet a major milestone defined in the agreement. Under the agreement, the Company is required to pay Imperial College a royalty equal to a percentage of net sales that the Company earns from discoveries and products developed by Imperial College. This royalty obligation extends until any issued patents expire.

    MILESTONE AND ROYALTY PAYMENTS

    The Company has in-licensed certain products under agreements described in note 4. These agreements generally include milestone payments to be paid in cash by the Company upon the achievement of certain product development and commercialization goals set forth in each agreement.

    Total milestone payments under these agreements may come due approximately as follows:

                         UNITED THERAPEUTICS CORPORATION

                          YEAR ENDING DECEMBER 31,
                          2001.....................    $ 3,170,000
                          2002.....................    $ 5,020,000
                          2003.....................    $ 3,170,000
                          2004.....................    $ 5,470,000
                          2005 and thereafter......    $18,440,000

    Additionally, certain agreements described in note 4 require the Company to pay royalties. The royalties are generally based on a percentage of net sales or other product fees earned by the Company. Royalties will become due when sales are generated and will range from 1.0 to 30 percent of net product revenues as defined in the respective agreements.

    EMPLOYMENT AGREEMENT

    In April 1999, the Company executed an employment agreement with its CEO. As amended in December 2000, the agreement establishes minimum compensation and benefits for a renewing five year period,and requires the Company to issue options to the CEO at the end of each of the next five years to purchase a number of shares of common stock equal to .06 percent of the increase in the Company's market capitalization from its average in December of each year (commencing December 2000) to its average the following year. The exercise price of the options will be 110 percent of the fair market value of a share of common stock on the date of grant, or 100 percent of fair market value if the CEO owns less than 10 percent of the Company's outstanding common stock on the date of grant. If the CEO is terminated without cause or leaves with good reason, she will receive severance equal to three years of base salary plus the value of any vested options.

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

                         UNITED THERAPEUTICS CORPORATION

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

    In February 2000, the Company agreed to fund, over two years, a United Therapeutics Chair in Pulmonary Hypertension at Columbia University with a grant of the Company's common stock then valued at $1.5 million. The first half of this grant was funded with the issuance of 9,868 shares of the Company's common stock valued at $750,000 based on the closing Nasdaq price on February 10, 2000.

    PREFERRED STOCK

    A total of 10,000,000 shares of preferred stock with a par value of $0.01 were authorized in 1997. No preferred stock has been issued. A total of 100,000 shares of Series A Junior Participating Preferred Stock with a par value of $.01 were authorized in 2000. No Series A Junior Participating Preferred Stock has been issued.

    SHAREHOLDER RIGHTS PLAN

In December 2000, the Company's Board of Directors approved the adoption of a Shareholder Rights Plan designed to discourage takeovers that involve abusive tactics or do not provide fair value to its shareholders. The Shareholder Rights Plan provides for a dividend distribution of one Preferred Stock Purchase Right (Rights) for each outstanding share of the Company's common stock. The dividend distribution was made to shareholders of record on December 29, 2000. The Rights will be exercisable only if a person or group (except for certain exempted persons or groups) acquires 15 percent or more of the Company's common stock or announces a tender offer which would result in ownership of 15 percent or more of the Company's common stock. The Rights entitle each holder of one share to purchase one one-thousandth of a share of Series A Junior Participating Preferred Stock (par value $ .01) and will expire on December 29, 2010.

    TREASURY STOCK

    On December 5, 2000, the Company's Board of Directors approved a stock repurchase program of up to three million shares of its outstanding stock over the next six months. The purpose of the stock repurchase program is to

                         UNITED THERAPEUTICS CORPORATION
help the Company achieve its long term goal of enhancing shareholder value. During the year ended December 31, 2000, the Company repurchased 306,000 shares at a total cost of approximately $4.1 million.

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

    The Company issued options to consultants for services during 2000, 1999 and 1998. A total of 50,299 options to purchase common shares with exercise prices of $14.48 to $95.37, were granted in 2000. A total of 38,330 options to purchase common shares, with exercise prices of $16.75 to $30.12, were granted in 1999. A total of 6,333 options to purchase common shares with exercise prices of $15.00 to $18.00, were granted in 1998.

    EMPLOYEE OPTIONS

    The Company's Board of Directors adopted an equity incentive plan (the Plan) effective November 12, 1997. On April 5, 1999 and April 8, 1999, the Company's Board of Directors and stockholders approved an amendment and restatement of the Plan to increase the total number of shares of common stock that may be issued pursuant to the Plan to 14,939,517 shares, including 7,939,517 shares reserved for issuance to the CEO under her employment agreement (see note 5). The Plan provides for the grant of awards, including options, stock appreciation rights, restricted stock awards and other rights as defined in the Plan, to eligible participants. Options granted under the Plan are not transferable and must generally be exercised within 10 years. The price of all options granted under the Plan must be at least equal to the fair market value of the common stock on the date of grant. With respect to any participant who owns 10 percent or more of the Company's outstanding common stock on the date of grant, the exercise price of any incentive stock option granted to that participant must equal or exceed 110 percent of the fair market value of the common stock on the date of grant and the option must not be exercisable for longer than five years. During the year ended December 31, 1998, options to purchase a total of 610,401 shares were granted under this Plan at exercise prices of $3.00 to $19.80. During the year ended December 31, 1999, options to purchase a total of 442,907 shares were granted under this Plan at exercise prices of $12.38 to $35.75. During the year ended December 31, 2000, options to purchase a total of 1,043,594 shares were granted under this Plan at exercise prices of $14.48 to $116.38.

                         UNITED THERAPEUTICS CORPORATION

        Approximately 1,006,000 options were granted to employees during the year ended December 31, 2000 outside of the Plan with exercise prices ranging from $14.48 to $116.38 and a term of ten years.

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


                                                                                      YEAR ENDED DECEMBER 31,
                                                                                      -----------------------

                                                                          2000                  1999                1998
                                                                   ------------------     ----------------    ---------------
                Net loss:
                  As reported................................      $     (75,608,490)      $ (33,506,698)     $ (12,835,399)
                  Pro forma..................................      $    (118,084,955)      $ (34,819,629)     $ (12,989,645)

                Basic and diluted loss per common share:
                    As reported..............................      $           (3.93)      $       (2.51)     $       (1.54)
                    Pro forma................................      $           (6.14)      $       (2.60)     $       (1.56)

        The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions generally used for grants in 2000, 1999, and 1998 were:

                                                                            YEAR ENDED DECEMBER 31,
                                                                            -----------------------
                                                     2000                             1999                          1998
                                                  -----------                      -----------                   -----------
                Dividend yield                    0 percent                        0 percent                     0 percent
                Expected volatility               69.75 percent - 84.26 percent    0.10 percent - 76 percent     0.10 percent
                Risk free interest rate           4.98 to 6.68 percent             6.0 to 6.55 percent           4.4 to 5.7 percent
                Expected lives                    5-7.5 years                      7.5 years                     7.5 years

        A summary of the status of the Company's employee stock options as of December 31, 2000, 1999, and 1998, and changes during the years then ended is presented below:

                                                       2000                                  1999
                                         ----------------------------------    -------------------------------
                                                                 WEIGHTED-                        WEIGHTED-
                                                                  AVERAGE                          AVERAGE
                                                                 EXERCISE                         EXERCISE
                                             SHARES                PRICE           SHARES           PRICE
                                             ------                -----           ------           -----
Outstanding at beginning of period....       1,412,724        $       16.87          878,485   $      12.69
Granted...............................       2,049,594                48.15          569,573          22.81
Exercised.............................        (147,196)                9.76               --             --
Forfeited.............................        (158,766)               35.64          (35,334)          8.66
                                           ------------       --------------     -----------   -------------
Outstanding at end of period..........       3,156,356        $       36.58        1,412,724   $      16.87
                                           ============       ==============     ===========   =============
Options exercisable at end of
    period............................       1,213,582           $    49.66          449,145      $   11.90
                                           ============       ==============     ===========   =============

Weighted-average fair value of
   options granted during the period..     $      31.84                          $      16.69
                                           ============                          ===========

                                                     1998
                                           -------------------------------
                                                               WEIGHTED-
                                                                AVERAGE
                                                               EXERCISE
                                               SHARES            PRICE
                                               ------            -----
Outstanding at beginning of period.......        274,000      $   13.77
Granted..................................        610,401          12.12
Exercised................................             --             --
Forfeited................................         (5,916)          3.00
                                            ------------       --------
Outstanding at end of period.............        878,485       $  12.69
                                            ============       ========
Options exercisable at end of
    period...............................        180,318       $   8.28
                                            ============       ========

Weighted-average fair value of
   options granted during the period.....   $      3.30
                                            ============

                         UNITED THERAPEUTICS CORPORATION

        The following table summarizes information about employee stock options outstanding at December 31, 2000:

                                              OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                               -------------------------------------------------           --------------------------
                                                    WEIGHTED-          WEIGHTED-                           WEIGHTED-
                                                     AVERAGE            AVERAGE                             AVERAGE
           EXERCISE                                 REMAINING           EXERCISE                            EXERCISE
            PRICES               NUMBER          CONTRACTUAL LIFE        PRICE               NUMBER          PRICE
-------------------------      ---------        ------------------   -----------           -----------     ----------
$       3.00  -  $  10.00        243,412               6.4           $      6.94               196,410     $     7.52
       10.01  -     20.00      1,463,894               8.9                 15.88               343,750          16.79
       20.01  -     30.00        233,884               8.7                 27.59                83,784          28.03
       30.01  -     40.00          5,000               8.9                 35.75                 1,800          35.75
       40.01  -     50.00        317,667               9.2                 43.25                20,667          46.38
       50.01  -     60.00        181,100               9.2                 56.84                 9,700          51.82
       60.01  -     70.00        145,050               9.3                 64.35                38,725          64.06
       70.01  -     80.00         27,800               9.1                 72.19                   800          77.59
       80.01  -     90.00        526,649               9.5                 89.74               514,396          89.86
       90.01  -    116.38         11,900               9.3                105.15                 3,550         108.85
-------------------------      ---------        ----------            ----------           -----------     ----------

$       3.00  -  $ 116.38      3,156,356               8.9            $    36.58             1,213,582     $    49.66
=========================      =========        ==========            ==========            ==========     ==========

7.      INCOME TAXES

        A reconciliation of tax benefit computed at the statutory federal tax rate on losses from operations before income taxes to the actual income tax expense is approximately as follows:

                                                      YEAR ENDED DECEMBER 31,
                                                      -----------------------
                                            2000             1999               1998
                                          ------------    -------------    --------------
Federal tax provision
  (benefit) computed at
   the statutory rate................   $(25,707,000)    $(11,391,000)     $ (4,363,000)
State tax provision
  (benefit), net of
   federal tax provision
   (benefit).........................     (3,992,000)      (2,680,000)         (842,000)
Change in the beginning
    of the period valuation
    allowance for deferred
    tax assets allocated to
    tax expenses.....................     32,598,000       16,548,000         7,565,000
General business credit
    generated........................      (6,734,000)     (7,812,000)       (3,006,000)
Nondeductible expenses
    and other........................       3,835,000       5,338,000           649,000
                                         ------------     ------------     ------------
Total income tax
expense..............................    $         --     $     3,000      $      3,000
                                         ============     ============     ============

                         UNITED THERAPEUTICS CORPORATION

        Deferred income taxes reflect the net effect of net operating loss carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets as of December 31, 2000 and 1999, respectively, are approximately as follows:

                                                       DECEMBER 31,
                                               -----------------------------
                                                   2000           1999
                                               --------------   ------------
Deferred tax assets:
  Net operating loss carryforwards.............  $ 20,411,000    $ 12,326,000
  General business credit......................    17,561,000      11,259,000
  Unrealized loss on investment................     1,881,000               -
  Cumulative effect of using cash basis
    accounting for income tax purposes.........             -       1,503,000
  Effect of conversion to accrual basis
    accounting for income tax purposes.........      (457,000)              -
  License fees capitalized for tax purposes....    11,301,000               -
  In-process research and development
    capitalized for tax purposes...............     6,624,000               _
  Furniture and equipment principally due to
    differences in depreciation................       (70,000)        (47,000)
  Nonqualified stock options...................       599,000         211,000
                                                 ------------    ------------


    Total deferred tax assets                      57,850,000      25,252,000

    Valuation allowance                           (57,850,000)    (25,252,000)
                                                 ------------    ------------

    Net deferred tax assets                      $               $          -
                                                 ============    ============


        Based on the weight of available evidence, management has determined that the deferred tax asset amount may not be realized. This is due primarily to the uncertainty of product approvals, future product sales and profitability.

        The valuation allowance for deferred tax assets increased by approximately $32.6 million and $16.6 million for the years ended December 31, 2000 and 1999, respectively.

        At December 31, 2000, the Company had net operating loss carryforwards of approximately $52.0 million and business tax credit carryforwards of approximately $18.2 million for federal income tax purposes which expire at various dates from 2011 through 2019. Business tax credits can offset future tax liabilities and arise from qualified research expenditures. United Therapeutics' ability to utilize its net operating loss and general business tax credit carryforwards may be limited in the future if it is determined that United Therapeutics experienced an ownership change, as defined in Section 382 of the Internal Revenue Code, as a result of prior transactions and/or future transactions. However, these net operating loss and general business tax credit carryforwards, if subject to limitation arising from an earlier Section 382 ownership change, would be fully available to offset taxable income and taxes, as applicable, during their carryforward lives.

8.      NOTES AND LEASES PAYABLE

        On April 29, 1998, the Company purchased an office building from a company owned by the Chairman and CEO of the Company for approximately $581,000. At that time, the Company assumed an existing adjustable rate mortgage on the building of approximately $318,000. In June 1999, the Company refinanced the note payable. The outstanding principal totaled approximately $315,000 and was paid in full from the proceeds of a new mortgage note payable. The new mortgage note payable was issued for $720,000 and is payable in monthly installments. This 30-year adjustable rate note had an interest rate of 8.25 percent in effect at December 31, 2000 and is secured by the building and property owned by the Company located at 1110 Spring Street in Silver Spring, Maryland.

                         UNITED THERAPEUTICS CORPORATION

        In September 1999, the Company purchased a building adjacent to 1110 Spring Street in Silver Spring, Maryland. The total cost of the building was approximately $1,544,000. The Company issued a mortgage note payable to finance this purchase. The mortgage note payable was issued for $1,078,000 and is payable in monthly installments. This 30-year adjustable rate note had an interest rate of 7.75 percent in effect at December 31, 2000 and is secured by a certificate of deposit in the amount of $512,000 and the building and property owned by the Company located at 1106 Spring Street in Silver Spring, Maryland. The Company also leased certain equipment under capital leases with interest rates of approximately 6.5 percent and terms up to 4 years.

       Future minimum payments under notes and leases payable are as follows:

                                                            NOTES          CAPITAL
                                                           PAYABLE          LEASES
                                                           -------         -------
                      YEAR ENDING DECEMBER 31,

                      2001......................       $     16,731     $    65,094
                      2002......................             18,093          61,681
                      2003......................             19,584          25,701
                      2004......................             21,197           -
                      2005......................             22,943           -
                      2006 and thereafter.......          1,673,002           -
                                                       ------------     -----------

                                                          1,771,550         152,476
                      Less amounts representing
                         interest...............                 -          (17,263)
                      Less current portion......            (16,731)        (54,072)
                                                       ------------     ------------

                                                       $  1,754,819      $   81,141
                                                       ============     ============



9.     INVESTMENTS

        Investments at December 31, 2000 and 1999 consist of federally sponsored debt securities. Investments at December 31, 2000 and 1999, are summarized as follows:

                                                                     DECEMBER 31,
                                                                     ------------
                                                               2000               1999
                                                               ----               ----

      Fair value                                         $  14,486,811      $  33,326,436
      Amortized cost                                     $  14,483,637      $  33,315,914
      Gross unrealized holding gains                     $      63,683      $     527,284


10.     OPERATING LEASES

        The Company leases various office and laboratory space generally under noncancelable agreements with terms expiring through 2004.

        In March 1999 and December 2000, a subsidiary of the Company leased office space from a company owned by the Chairman and CEO of the Company (see note 3). The leases expires in 2001 and may be extended for two years. The subsidiary is responsible for base rentals and its proportionate share of common utilities and maintenance. The Company also leases automobiles for certain employees.

       In September 1999, the Company purchased a building and property located at 1106 Spring Street in Silver Spring, Maryland. The building was fully leased to tenants at the time of the purchase. These leases are expected to continue in operation until their expiration, which will be at various dates through 2003.

                         UNITED THERAPEUTICS CORPORATION

       Approximate minimum annual rent payments to be paid and received under these noncancelable leases are as follows:


                                                          RENTS TO        RENTS TO
                                                          BE PAID       BE RECEIVED
                                                          -------       -----------

                         YEAR ENDING DECEMBER 31,
                         2001......................      $  425,868     $  122,431
                         2002......................         216,022         49,000
                         2003......................         139,456          7,605
                         2004......................           3,046              -


        Total rent expense for the years ended December 31, 2000, 1999, and 1998 was approximately $366,000, $207,000, and $97,000, respectively.

11.      ACQUISITIONS AND INVESTMENTS IN AFFILIATES

         WONDERCLICK.COM, INC.

         In July 1999, a subsidiary of Unither Telemedicine Services Corporation
(UTSC) entered into an agreement to form WonderClick.com, Inc. (formerly AboveCable.com, Inc.), a Delaware corporation, to provide Internet access via cable television portals worldwide. This subsidiary received 20 percent of the initial outstanding common stock of WonderClick.com, Inc. and the exclusive rights to offer telemedicine and electronic health services at the portal level. The agreement does not require the UTSC subsidiary to contribute cash or other capital. WorldSpace Corporation purchased a 50 percent common stock shareholding in the new company. The Chairman and CEO of WorldSpace is a major stockholder and Board member of the Company. At December 31, 2000, UTSC's subsidiary's 20 percent investment in WonderClick.com, Inc. had an original cost of zero and was reported at zero. UTSC's equity in the underlying net assets was approximately $1,623,000.

         SYNQUEST, INC.

         On October 7, 1999, the Company acquired all the outstanding stock of SynQuest, Inc. (SynQuest), an Illinois corporation engaged in the synthesis and manufacture of complex molecules. SynQuest manufactures Remodulin, the Company's lead compound. The total cost of this acquisition was approximately $3.2 million, including transaction costs. Cash of $200,000 and 101,251 shares of the Company's common stock valued at $2.9 million was paid to the sellers as consideration. A holdback equivalent to $500,000 of the Company's common stock, which was reduced to $200,000 of the Company's common stock in December 2000, is being held in escrow for unknown liabilities and will be paid to the sellers over four years, subject to certain conditions.

         Goodwill and other intangible assets resulting from the acquisition were approximately $2.8 million and are being amortized in a straight-line manner over periods ranging up to five years. The acquisition was accounted for as a purchase. SynQuest's operations since October 7, 1999 have been included in the Company's consolidated financial statements. In December 2000, the Company dissolved SynQuest, Inc. and merged it into United Therapeutics Corporation. SynQuest now operates as the synthesis and manufacturing division of United Therapeutics Corporation. Its activities were unaffected by the dissolution and merger.

         PREVENTIS INC.

         In 2000, the Company entered into an agreement to form Preventis Inc., a Delaware corporation, to create new vaccine technology and to develop and commercialize novel therapeutics for infectious disease. The Company received 30 percent of the initial outstanding common stock of Preventis. The agreement does not require the Company to contribute cash or other capital. A board member of the Company purchased a 57 percent common

                         UNITED THERAPEUTICS CORPORATION
stock shareholding in the new company. At December 31, 2000, the Company's 30 percent investment in Preventis had an original cost of zero and was reported at zero. The subsidiary's equity in the underlying net assets was a deficit of approximately $324,000.

         COOKE PHARMA INC.

         On December 11, 2000, the Company agreed to purchase all of assets and assume certain liabilities of Cooke Pharma Inc., based in California. The acquisition closed on December 28, 2000. Cooke Pharma Inc. is the exclusive owner and developer of the intellectual property rights to use arginine for vascular disease. Medical foods are regulated by the FDA. The total cost of this acquisition was approximately $15.9 million, including transaction costs. The Company issued 294,635 shares of common stock, subject to adjustment within a year, valued at $15.7 million to the sellers and assumed approximately $1.7 million of liabilities as consideration. In addition, the Company agreed to pay a single-digit cash royalty to Cooke Pharma on sales of Cooke Pharma products up to an additional $49 million, subject to possible reduction.

         The acquisition was structured as a taxable stock-for-assets purchase with a residual royalty stream. The Company agreed to register all of these shares for resale by Cooke Pharma in accordance with the terms of the Registration Rights Agreement dated as of December 15, 2000. Approximately 147,000 of the shares issued to Cooke Pharma are being held in escrow for up to two years for unknown liabilities, indemnifications, warranties and a stock adjustment (described below) pursuant to the terms of an Escrow Agreement.

         The sellers may receive additional shares from the Company on the first anniversary of the closing if the average closing price of the Company's common stock over the 90 calendar days prior to the anniversary is less than $90.00 per share, in order that the value of all shares issued to Cooke Pharma equals the value of the shares issued to Cooke Pharma at the closing at $90.00 per share. If, however, such average closing price is less than $51.65 per share, the additional shares to be issued to Cooke Pharma shall not exceed a value equal to the difference between $90.00 and $51.65 per share. If the average anniversary closing price is greater than $99.00 per share, the number of shares of the Company's common stock issued as of the date of closing shall be adjusted as if it had a value of $99.00 at closing (for a total value not to exceed approximately $29 million), and the Company shall receive the remaining shares following the adjustment. The consideration given was valued at the fair value of the 294,635 shares of United Therapeutics' stock issued using an average NASDAQ closing price of $14.84 which totaled approximately $4.4 million, plus the value of the potential additional shares that may be issued which totaled approximately $11.3 million (equivalent to the minimum guaranteed share price of $90.00 per share less the floor established in the agreement of $51.65 multiplied by 294,635 shares).

         Intangible assets resulting from the acquisition were approximately $7.8 million and are being amortized in a straight-line manner over periods ranging from three to eighteen years. These intangible assets include the HeartBar tradename, patents, base technology, and assembled workforce. The amount attributed to in-process research and development totaling approximately $7.1 million was charged to expense at the date of acquisition. The fair values of the intangible assets were based on independent valuations. The acquisition was accounted for as a purchase. Cooke Pharma's operations since December 11, 2000 have been included in the Company's consolidated financial statements.

         The write-off of in-process research and development (IPR&D) related to the acquisition of Cooke Pharma totaled approximately $7.1 million, which was expensed as a one-time non-recurring charge. The allocation of $7.1 million represents the estimated fair value related to incomplete projects based on risk adjusted cash flows. At the date of the acquisition, the projects associated with the in-process research and development efforts had not yet reached technological feasibility and had no alternative future uses. Accordingly, these costs were expensed. At the acquisition date, Cooke had more than 10 potential products in its new products research & development pipeline. After a thorough review of each product program it was concluded that two of these new product areas had moved far enough beyond the concept stage to be considered significant IPR&D. These potential new products were in the

                         UNITED THERAPEUTICS CORPORATION
applied research stage of development where large-scale clinical trials were being planned. The projects under development at the valuation date, were expected to address the coronary artery disease and peripheral arterial disease markets with a total market potential of 16 million people as well as the market that is at risk of developing some form of heart disease (estimated at approximately 60 million people).

         At the acquisition date, the technologies under development were between 29% and 32% complete, based on project man-months and costs. Cooke had spent approximately $2.8 million on the IPR&D projects and expected to spend approximately $6.2 million to complete the IPR&D projects. It is anticipated that research and development related to these projects would be completed by early 2002, after which time United Therapeutics is expected to begin generating economic benefits from the value of the completed IPR&D.

         In allocating the purchase price, the present value calculations of income, an analysis of project accomplishments and completion costs, an assessment of overall contributions, and project risks were considered. The values assigned to IPR&D were determined by estimating the costs to develop the purchased technology into commercially viable products, estimating the resulting net cash flows from each project, excluding the cash flows related to the portion of each project that was incomplete at the acquisition date, and discounting the resulting net cash flows to their present value. Each of the project forecasts were based upon future discounted cash flows, taking into account the state of development of each in-process project, the cost to complete that project, the expected income stream, the life cycle of the project ultimately developed and the associated risks.

         Aggregate revenue attributable to the IPR&D projects was estimated to peak, as a percentage of total revenue, in the fourth year following introduction, assuming the successful completion and market acceptance of the major research and development programs. For the projects under development, risk-adjusted discount rates of 40 percent and 55 percent were utilized to discount projected cash flows of the two new product lines. The discount rates selected were based on comparable rates of return relative to the stages of development of each of the product lines.

         MEDICOMP, INC. AND TELEMEDICAL PROCEDURES, LLC

         On December 29, 2000, the Company acquired all of the assets of Medicomp, Inc. and Telemedical Procedures, LLC (Medicomp), related cardiac monitoring companies based in Florida. The total cost of this acquisition was approximately $20.0 million, including transaction costs. Cash of $8.0 million and 257,142 shares of the Company's common stock valued at $11.9 million and subject to adjustment was paid to the sellers as consideration.

         The acquisition was structured as a taxable purchase. The Company agreed to register all of these shares for resale by Medicomp in accordance with the terms of the Registration Rights Agreement dated as of December 28, 2000. Approximately 129,000 of the shares issued to Medicomp are being held in escrow for up to three years for unknown liabilities, indemnifications, warranties and a stock adjustment (described below) pursuant to the terms of an Escrow Agreement.

         Medicomp may receive additional shares from the Company on the third anniversary of the closing if the average closing price of the Company's common stock over the 30 calendar days prior to the anniversary is less than $70.00 per share, in order that the value of all shares issued to Medicomp equals the value of the shares issued to Medicomp at the closing at $70.00 per share (subject to a maximum of 600,000 shares). The stock consideration given was valued at the fair value of the 257,142 shares of United Therapeutics' stock issued using an average NASDAQ closing price of $13.84 which totaled approximately $3.6 million, plus the value of the potential additional shares that may be issued which totaled approximately $8.3 million (equivalent to the average NASDAQ closing price of $13.84 per share multiplied by the maximum of 600,000 additional shares that may be issued in the future).

                         UNITED THERAPEUTICS CORPORATION

         Goodwill and other intangible assets resulting from the acquisition were approximately $7.8 million and are being amortized in a straight-line manner over periods ranging from three to twenty years. The other intangible assets include the assembled workforce and base technology. The amount attributed to in-process research and development (IPR&D) totaling approximately $9.8 million was charged to expense at the date of the acquisition. The fair values of the intangible assets were based on independent valuations. The acquisition was accounted for as a purchase. Medicomp's operations since December 29, 2000 have been included in the Company's consolidated financial statements.

         The write-off of IPR&D related to the acquisition of Medicomp totaled approximately $9.8 million, which was expensed as a one-time non-recurring charge. The allocation of approximately $9.8 million represents the estimated fair value based on risk-adjusted cashflows related to the incomplete research and development projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility, and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date.

         At the acquisition date, Medicomp was conducting design, development, engineering and testing activities associated with the completion of a number of new technological innovations that were integral to Medicomp's plan to launch a first generation wireless heart monitoring system aimed at the consumer (as opposed to the institutional) market. The technologies related to the complete system under development was approximately 59 percent complete based on project man-months and costs. Medicomp had spent approximately $1.6 million on the IPR&D projects, and expected to spend approximately $1.1 million to complete the research and development. Anticipated completion dates ranged from 9 to 12 months, at which time United Therapeutics expects to begin benefiting from the developed technologies.

         In calculating the value of IPR&D, the Company considered present value calculations of income, an analysis of project accomplishments and completion costs, an assessment of overall contributions, as well as project risks. The value assigned to IPR&D was determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting net cash flows from the projects, and discounting the net cash flows to their present value. The revenue projection used to value the IPR&D was based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by Medicomp and its competitors. The resulting net cash flows were based on estimates of working capital and additional fixed assets requirements, along with the appropriate capital charges for the use of assets such as patents, trademarks and workforce.

         Aggregate revenues for the IPR&D related product line was estimated to peak in the third year following introduction, assuming the successful completion and market acceptance of the major research and development programs. The estimated revenues for the IPR&D projects were expected to peak within four years of acquisition after which time Medicomp expects to have the next generation system in production. For the projects under development a risk-adjusted discount rate of 55 percent was utilized to discount projected cash flows. The discount rates selected were based on comparable rates of return relative to the stages of development of each of the product lines.

         PRO FORMA INFORMATION RELATED TO THE COOKE PHARMA AND MEDICOMP ACQUISITIONS

         The following unaudited pro forma financial information presents the combined approximate results of operations of the Company, Cooke Pharma and Medicomp as if the acquisitions had occurred as of the beginning of 2000 and 1999, after giving effect to certain adjustments, including amortization of goodwill and the write-off of acquired in-process research and development expenses. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company acquired Cooke Pharma and Medicomp at the beginning of these periods.

                         UNITED THERAPEUTICS CORPORATION

                                                                 YEAR ENDED DECEMBER 31,
                                                             2000                         1999
                                                             ----                         ----
                                                                    (UNAUDITED)
                                                                     -----------
Total revenues..............................         $      6,336,000            $      3,571,000

Net loss....................................              (85,285,000)                (49,980,000)

Loss per share --
  basic and diluted.........................         $          (4.31)           $          (3.59)


         NORTHERN THERAPEUTICS CORPORATION

         In December 2000, Lung Rx, a subsidiary of the Company, formed a new company, Northern Therapeutics Corporation (Northern Therapeutics), a Canada based company, with the inventor of a new form of gene therapy for pulmonary hypertension and other conditions. The purpose of Northern Therapeutics is to develop the gene therapy and also to distribute Lung Rx' second generation prostacyclin analog, Unipeg, and HeartBar(R), in Canada and, upon the consent of Toray Industries Inc., to distribute beraprost in Canada. Lung Rx received approximately 59 percent of the initial outstanding common stock of Northern Therapeutics in exchange for $5.0 million in cash of which $1.0 million was paid in December 2000. The remaining $4.0 million will be paid in $1.0 million increments annually over four years. United Therapeutics has agreed to provide the services of its Chief Executive Officer as Chairman of the Northern Therapeutics's initial Board and its Executive Vice President Business Development as the Company's initial CEO.

         Northern Therapeutics is intended as a Canadian Controlled Private Corporation. Lung Rx may appoint only two of the new company's seven board seats. Substantially all important decisions require unanimous board votes in favor of the proposal. As a result, Lung Rx does not control Northern Therapeutics and the equity method of accounting is used to account for Lung Rx' investment in the new company. At December 31, 2000, Lung Rx' 59 percent investment in the new company was reported at the original cost of $4.3 million which is comprised of the $1.0 million paid in cash and the present value of the additional $4.0 million due over four years. The amounts due at December 31, 2000 totaled approximately $3.3 million and are reported as due to affiliate in the accompanying consolidated balance sheets. Lung Rx' equity in the underlying net assets was approximately $3.1 million at December 31, 2000.

12.      EMPLOYEES' RETIREMENT PLAN

         Effective January 1, 1999, the Company adopted the United Therapeutics Corporation Employees' Retirement Plan (the Plan), a salary reduction profit sharing plan. Employees employed on July 15, 1999 are eligible to participate in the Plan. The Plan provides for annual discretionary employer contributions. Employees may also contribute to the Plan at their discretion. For the years ended December 31, 2000 and 1999, no employer contributions were made to the Plan.

13.      ACCRUED EXPENSES

         Accrued expenses consisted of the following at December 31, 2000 and 1999:


                                       DECEMBER 31,
                              2000                      1999
                              ----                      ----
Professional fees....  $     20,000            $      123,396
Research.............     3,842,170                 1,851,437
Other................       660,380                   132,972
                       ------------            --------------
                       $  4,522,550            $    2,107,805
                       ------------            --------------

                         UNITED THERAPEUTICS CORPORATION

14.      SEGMENT INFORMATION

         The Company has three reportable business segments. The pharmaceutical segment includes all activities associated with the research, development, manufacture and commercialization of pharmaceutical products. Telemedicine includes all activities associated with the research, manufacture and delivery of patient monitoring services. The arginine segment includes the manufacture and sales of arginine products that assist patients in the management of cardiovascular disease. These segments are managed separately because each business requires different technology and marketing strategies.

         Prior to 2000, the Company was comprised of only the pharmaceutical segment. Segment information as of and for the year ended December 31, 2000 was as follows:

                                                    PHARMACEUTICAL     TELEMEDICINE         ARGININE       CONSOLIDATED TOTALS
                                                    --------------     ------------         --------       -------------------

                   Revenues                      $    2,008,660       $         -      $      40,598       $     2,049,258

                   Losses                        $  (58,533,588)       (9,846,688)        (7,228,214)      $   (75,608,490)

                   Interest Income               $   10,689,018               654              3,567       $    10,693,239

                   Depreciation and
                     amortization                $      912,716             1,270                          $       913,986

                   Noncash licensing fees
                     and write downs
                     of acquired in process
                     research and development    $   18,770,000         9,760,000          7,103,700       $    35,633,700


                   Total assets                  $  229,095,635       $11,194,266      $  10,355,083       $   250,644,984

         Revenues and expenses of the telemedicine and arginine segments only included operations from December 11 to December 31, 2000 since these segments were acquired at various dates in December 2000. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in note 2. There are no inter-segment transactions.

15.      FOURTH QUARTER RESULTS

         During the fourth quarter of 2000, the Company acquired all of the assets and certain liabilities of Cooke Pharma and all of the assets of Medicomp (note 11). These acquisitions resulted in the recognition of approximately $15.6 million of goodwill and other intangible assets and in the expense of approximately $16.9 million related to the acquisition of in-process research and development. Also during the fourth quarter of 2000, the Company wrote off its investment in Synergy (note 4).

16.      QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         The following presents certain quarterly financial information for each of the years ended December 31, 2000 and 1999:



                                                     QUARTERS ENDING AS FOLLOWS DURING 2000
                                                     --------------------------------------

                                         DECEMBER 31,     SEPTEMBER 30,        JUNE 30,           MARCH 31,
                                            2000              2000              2000                2000
                                            ----              ----              ----                ----

       Net sales                       $      789,667    $      353,891    $      496,303     $     259,397
       Gross profit                            82,033            89,344            62,716            39,114
       Net loss                          (31,872,554)       (7,014,023)      (28,810,316)       (7,911,597)
       Loss per share - basic
       and diluted                     $       (1.57)    $       (0.35)    $       (1.55)     $      (0.44)

                         UNITED THERAPEUTICS CORPORATION

                                                     QUARTERS ENDING AS FOLLOWS DURING 1999
                                       --------------------------------------------------------------------
                                       DECEMBER 31,     SEPTEMBER 30,        JUNE 30,            MARCH 31,
                                           1999              1999              1999                1999
                                           ----              ----              ----                ----

       Net sales                       $      225,245    $            -    $            -     $           -
       Gross profit                            61,098                 -                 -                 -

       Net loss                           (8,821,611)       (6,359,977)       (6,087,117)      (12,237,993)
       Loss per share - basic
       and diluted                     $       (0.55)    $       (0.40)    $       (0.53)     $      (1.19)

                        UNITED THERAPEUTICS CORPORATION
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                          YEAR ENDED DECEMBER 31, 2000



                                                 Additions
                            Balance at           charged to                             Balance at
                            December 31, 1999    expenses           Deductions          December 31, 2000
    ------------------------------------------------------------------------------------------------------

    Allowance for             $     --               98,281                --               $98,281
    doubtful accounts
    receivable


ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information required by Item 10 regarding nominees and directors appearing under "Election of Directors" in United Therapeutics' definitive proxy statement for its 2001 annual shareholders meeting (the "2001 Proxy Statement") is hereby incorporated herein by this reference. Information regarding executive officers of United Therapeutics appears in Part I of this Form 10-K under the heading "Executive Officers".

        Information appearing under "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2001 Proxy Statement is hereby incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

        Information concerning executive compensation required by Item 11 appears under "Management" in the 2001 Proxy Statement and is hereby incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information regarding beneficial ownership of United Therapeutics capital stock required by Item 12 appears under "Security Ownership of Certain Beneficial Owners and Management" in the 2001 Proxy Statement and is hereby incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information concerning related party transactions required by Item 13 appears under "Certain Relationships and Related Transactions" in the 2001 Proxy Statement and is hereby incorporated herein by this reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as part of this report:

        (i)     Consolidated Balance Sheets as of December 31, 2000 and 1999.

        (ii) Consolidated Statements of Operations for the three years ended December 31, 2000.

        (iii) Consolidated Statements of Stockholders' Equity for the three years ended December 31, 2000.

        (iv) Consolidated Statements of Cash Flows for the three years ended December 31, 2000.

        (v)     Notes to Consolidated Financial Statements.

     Exhibits filed as a part of this Form 10-K:

EXHIBIT NO.             DESCRIPTION
-----------             -----------
        3.1     Amended and Restated Certificate of Incorporation of the Registration, incorporated by reference to Exhibit 3.1 of the Registrant's Registration Statement on Form S-1 (Registration No. 333-76409).
        3.2     Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 of the Registrant's
                Registration Statement (Registration No. 333-76409).
        4.1     Reference is made to Exhibits 3.1 and 3.2.
        4.2     Registration Rights Agreement, dated as of October 30, 1998, by and among the Registrant, Merrill Lynch KECALP L.P.
                1997, and Merrill Lynch KECALP International L.P. 1997, incorporated by reference to Exhibit 4.2 of the Registrant's
                Registration Statement on Form S-1 (Registration No. 333-76409).
        4.3     Form of Common Stock Purchase Agreement, executed as of March 1998, by and between the Registrant and each of
                Community Investment Partners III L.P., LLLP, Mary Ellen and Raul Evelio Perez, Trustees of the Mary Ellen Perez
                revocable trust dated October 28, 1993, Edward D. Jones & Co., Oakwood Investors I, L.L.C. and James L. Nouss, Jr.,
                incorporated by reference to Exhibit 4.3 of the Registrant's Registration Statement on form S-1 (Registration
                No. 333-76409).
        4.4     Warrant to purchase shares of United Therapeutics common stock, issued on November 2, 1998 to Cortech, Inc., incorporated by reference to Exhibit 4.4 of the Registrant's Registration Statement on form S-1 (Registration
                No. 333-76409).
        4.5     Stock Option Grant to purchase shares of United Therapeutics' common stock, issued on September 16, 1998, to Toray
                Industries, Inc., incorporated by reference to Exhibit 4.5 of the Registrant's Registration Statement on form S-1
                (Registration No. 333-76409).
        4.6     Registration Rights Agreement, dated as of October 7, 1999, by and among the Registrant and Robert M. Moriarty,
                Ph.D., Raju Penmasta, Ph.D., Lian Guo, Ph.D., George W. Davis, Esq. and David Moriarty, incorporated by reference to
                Exhibit 10.2 of the Registrant's Form 10-Q for the period ended September 30, 1999.
        4.7     Form of Purchase Agreement dated as of December 22, 1999, incorporated by reference to Exhibit 4.6 of the
                Registrant's Registration Statement on form S-1 (Registration No. 333-93853).
        4.8     Registration Rights Agreement, dated as of June 27, 2000 by and between the Registrant and Toray Industries, Inc., incorporated by reference to Exhibit 4.7 of the Registrant's Registration Statement on Form S-3 (Registration No.
                333-40598).
        4.9     Stock Option Grant issued on June 27, 2000 to Toray Industries, Inc., incorporated by reference to Exhibit 4.8 of the Registrant's Registration Statement on Form S-3 (Registration No. 333-40598).
        4.10    Form of Stock Purchase Agreement dated July 13, 2000 incorporated by reference to Exhibit 99.2 of the Registrant's
                Current Report on Form 8-K filed July 14, 2000.
        4.11    Registration Rights Agreement, dated as of December 15, 2000 by and between the Registrant and Cooke Pharma, Inc., incorporated by reference to Exhibit 2.2 of the Registrant's Form 8-K/A dated December 15, 2000.
        4.12    Escrow Agreement, dated as of December 15, 2000 among Registrant, UP Subsidiary Corporation, Cooke Pharma, Inc., and
                Mahon, Patusky, Rothblatt & Fisher, Chartered, as escrow agent, incorporated by reference to Exhibit 2.3 of the
                Registrant's Form 8-K/A dated December 15, 2000.

     4.13       Registration Rights Agreement, dated as of December 28, 2000 by and between the Registrant and Medicomp, Inc., incorporated by reference to Exhibit 2.2 of the Registrant's Form 8-K/A dated December 28, 2000.
     4.14       Escrow Agreement, dated as of December 28, 2000 among Registrant, UTSC Sub Acquisition, Inc., Medicomp, Inc., Mahon,
                Patusky, Rothblatt & Fisher, Chartered, as escrow agent, and Chicago Title, as successor escrow agent, incorporated by reference to Exhibit 2.3 of the Registrant's Form 8-K/A dated December 28, 2000.
     4.14       Rights Agreement, dated as of December 17, 2000 between Registrant and The Bank of New York, as Rights Agent,
                incorporated by reference to Exhibit 4 of Registrant's Form 8-K dated December 17, 2000.
    10.1**      Amended and Restated Equity Incentive Plan, incorporated by reference to Exhibit 10.1 of the Registrant's
                Registration Statement on Form S-1 (Registration No. 333-76409).
    10.2        Form of Scientific Advisor Compensation Agreement, incorporated by reference to Exhibit 10.2 of the Registrant's
                Registration Statement on Form S-1 (Registration No. 333-76409).
    10.3**      Executive Employment Agreement (as amended) dated as of April 2, 1999, between the Registrant and Martine A.
                Rothblatt, incorporated by reference to Exhibit 10.3 of the Registrant's Registration Statement on Form S-1
                (Registration No. 333-76409).
    10.4**      Employment Agreement dated July 15, 1996, between the Registrant and James W. Crow, incorporated by reference to
                Exhibit 10.4 of the Registrant's Registration Statement on Form S-1 (Registration No. 333-76409).
    10.5**      Employment Agreement dated April 7, 1996, between the Registrant and Gilles Cloutier, incorporated by reference to Exhibit 10.5 of the Registrant's Registration Statement on Form S-1 (Registration No. 333-76409).
    10.6**      Employment Agreement dated August 1, 1996, between the Registrant and Shelmer Blackburn, Jr., incorporated by reference to Exhibit 10.6 of the Registrant's Registration Statement on Form S-1 (Registration No. 333-76409).
    10.7        First Flight Venture Lease Agreement dated July 1, 1997, between North Carolina Technological Development Authority,
                Inc. and the Registrant, incorporated by reference to Exhibit 10.2 of the Registrant's Registration Statement on
                Form S-1 (Registration No. 333-76409).
    10.8        Exclusive License Agreement dated as of December 3, 1996, between the Registrant and affiliate of Pharmacia & Upjohn
                Company, incorporated by reference to Exhibit 10.8 of the Registrant's Registration Statement on Form S-1
                (Registration No. 333-76409).*
    10.9        Assignment Agreement dated as of January 31, 1997, between the Registrant and affiliates of Glaxo Wellcome Inc., incorporated by reference to Exhibit 10.9 of the Registrant's Registration Statement on Form S-1 (Registration No.
                333-76409).*
    10.10       Cooperation and Strategic Alliance Agreement dated as of September 3, 1997, between Registrant and MiniMed Inc., incorporated by reference to Exhibit 10.10 of the Registrant's Registration Statement on Form S-1 (Registration No.
                333-76409).*
    10.11       Exclusive License Agreement dated as of September 24, 1998, between the Registrant and Toray Industries, Inc., incorporated by reference to Exhibit 10.11 of the Registrant's Registration Statement on Form S-1 (Registration No.
                333-76409).*
    10.12       Exclusive License Agreement dated as of November 4, 1998, between the Registrant and Cortech, Inc., incorporated by reference to Exhibit 10.12 of the Registrant's Registration Statement on Form S-1 (Registration No. 333-76409).*
    10.13       Exclusive License and Distribution Agreement dated as of February 4, 1999, among the Registrant, Global Medical
                Enterprises Ltd. And Global Medical Enterprises Ltd., LLC., incorporated by reference to Exhibit 10.13 of the
                Registrant's Registration Statement on Form S-1 (Registration No. 333-76409).*
    10.14       Exclusive License Agreement dated as of March 15, 1999, between the Registrant and Toray Industries, Inc., incorporated by reference to Exhibit 10.14 of the Registrant's Registration Statement on Form S-1 (Registration No.
                333-76409).*
    10.15       Manufacturing Agreement dated as of February 11, 1998, between the Registrant and Steroids, Ltd., incorporated by reference to Exhibit 10.15 of the Registrant's Registration Statement on Form S-1 (Registration No. 333-76409).*
    10.16       Agreement and Plan of Merger dated as of October 7, 1999, among the Registrant, SQ Acquisition, Inc., Robert M.
                Moriarty, Ph.D., Raju Penmasta, Ph.D., Laing Guo, Ph.D., George W. Davis, Esq., David Moriarty and SynQuest, Inc.,
                incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the period ended
                September 30, 1999.

        10.17   Lease dated as of March 1, 1999, between the Unither Telemedicine Services Corp. and Beacon Projects, Inc.,
                incorporated by reference to Exhibit 10.17 of the Registrant's Registration Statement on Form S-1 (Registration
                No. 333-76409).
        10.18   UAI Technology, Inc. Office Lease dated as of July 1, 1998, between the Registrant and UAI Technology, Inc., incorporated by reference to Exhibit 10.18 of the Registrant's Registration Statement on Form S-1 (Registration No.
                333-76409).
        10.19   Form of Indemnification Agreement between the Registrant and each of its Directors, incorporated by reference to
                Exhibit 10.19 of the Registrant's Registration Statement on Form S-1 (Registration No. 333-76409).
        10.20   Guidelines to Govern the Strategic Activities, Co-Development and Related Activities of the Parties dated as of
                November 1, 1999, between the Registrant and MiniMed, Inc., incorporated by reference to Exhibit 10.20 of the
                Registrant's Amended Registration Statement on Form S-1/A (Registration No. 333-93853).*
        10.21   Short Form Commercial and Apartment House Real Estate Purchase Agreement, accepted as of August 4, 1999 between the
                Registrant and 1106 Spring Street Associates.
        10.22   Exclusive License Agreement dated as of June 23, 2000 between the Registrant and Toray Industries, Inc., incorporated by reference to Exhibit 10.1 of the Registrant's Registration Statement on Form S-3 (Registration No.
                333-40598).
        10.23   Asset Purchase Agreement dated as of December 28, 2000 among the Registrant, UTSC Sub Acquisition, Inc., Medicomp,
                Inc., and Telemedical Procedures, LLC, incorporated by reference to Exhibit 2.1 of the Registrant's Form 8-K/A dated
                December 28, 2000.
        10.24   Asset Purchase Agreement dated as of December 15, 2000 among the Registrant, UP Subsidiary Corporation, and Cooke
                Pharma, Inc., incorporated by reference to Exhibit 2.1 of the Registrant's Form 8-K/A dated December 15, 2000.
        21      Subsidiaries of the Registrant.
        23.1    Consent of KPMG LLP.


------------------
* Confidential treatment has been granted with respect to certain portions of this exhibit pursuant to Rule 406 of the Securities Act of 1933, as amended.
**      Designates management contracts and compensation plans.

(b)  Reports on Form 8-K

        On December 1, 2000, the Registrant filed a Form 8-K dated December 1, 2000 reporting an Item 5 event.

        On December 5, 2000, the Registrant filed a Form 8-K dated December 5, 2000 reporting an Item 5 event.

        On December 7, 2000, the Registrant filed a Form 8-K dated December 7, 2000 reporting an Item 5 event.

        On December 18, 2000, the Registrant filed a Form 8-K dated December 18, 2000 reporting an Item 5 event.

        On December 17, 2000, the Registrant filed a Form 8-K dated December 17, 2000 reporting an Item 5 event.

        On December 28, 2000, the Registrant filed a Form 8-K dated December 28, 2000 reporting an Item 5 event.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                       UNITED THERAPEUTICS CORPORATION

                                       By:     /s/ MARTINE A. ROTHBLATT
                                              --------------------------------
                  March 30, 2001                   Martine A. Rothblatt
                                               Chairman of the Board and Chief
                                               Executive Officer

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

                           Signatures                             Title                                  Date
                           ----------                             -----                                  ----


            /s/ MARTINE A. ROTHBLATT                    Chairman of the Board and
------------------------------------------------        Chief Executive Officer                      March 30, 2001
               Martine A Rothblatt


            /s/ JAMES W. CROW                           President, Chief Operating
------------------------------------------------        Officer and Director                         March 30, 2001
               James W. Crow


            /s/ GILLES CLOUTIER                         Executive Vice President, Treasurer and
------------------------------------------------        Director                                     March 30, 2001
               Gilles Cloutier


       /s/ SHELMER D. BLACKBURN, JR                     Executive Vice President for Medical
------------------------------------------------        Affairs,  Secretary and Director             March 30, 2001
         Shelmer D. Blackburn, Jr.


            /s/ FRED T. HADEED
------------------------------------------------        Chief Financial Officer                      March 30, 2001
               Fred T. Hadeed


            /s/ NOAH A. SAMARA
------------------------------------------------        Director                                     March 30, 2001
               Noah A. Samara


           /s/ DAVID GOORAY
------------------------------------------------
               David Gooray                             Director                                     March 30, 2001



          /s/ MICHAEL C. MILES
------------------------------------------------        Director                                     March 30, 2001
               Michael Miles


        /s/ H. BEECHER HICKS, III
-----------------------------------------------         Director                                     March 30, 2001
            H. Beecher Hicks, III


            /s/ WAYNE ROE
------------------------------------------------        Director                                     March 30, 2001
                Wayne Roe

           /s/ RICARDO BALDA
------------------------------------------------        Director                                     March 30, 2001
              Ricardo Balda