Form 10-Q
period 2001-03-31
UNITED THERAPEUTICS CORP
filed 2001-05-11
CIK 1082554

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-Q

                                   (Mark One)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

        For the quarterly period ended             March 31, 2001
                                        ----------------------------------------
                                                   OR
        [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934.

        For the transition period from ____________________to __________________


                         Commission file number 0-26301
                                     -------

                         United Therapeutics Corporation
                         -------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                         Delaware                                 52-1984749

        --------------------------------------------- ------------------------------------------
              (State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
              Incorporation or Organization)

           1110 Spring Street, Silver Spring, MD                    20910
        --------------------------------------------- ------------------------------------------
                     (Address of                                  (Zip Code)
                 Principal Executive
                      Offices)

                                 (301) 608-9292
                                 --------------
               Registrant's Telephone Number, Including Area Code


-------------------------------------------------------------------------------
                          (Former Name, Former Address and Former Fiscal Year,
                                     if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X      No
                                             ---       -----

The number of shares outstanding of the issuer's common stock, par value $.01 per share, as of May 9, 2001 was 20,253,587.

                                      INDEX

                                                                      PAGE
                                                                      ----

PART I.  FINANCIAL INFORMATION (UNAUDITED)

    Item 1.  Financial Statements

                  Consolidated Balance Sheets                           1

                  Consolidated Statements of Operations                 2

                  Consolidated Statements of Cash Flows                 3

                  Notes to Consolidated Financial Statements            4

    Item 2.  Management's Discussion and Analysis of                    5
              Financial Condition and Results of Operations

    Item 3.  Quantitative and Qualitative Disclosures
              About Market Risk                                         9

PART II. OTHER INFORMATION

    Item 2.  Changes in Securities and Use of Proceeds                  9

    Item 6.  Exhibits and Reports on Form 8-K                           10

SIGNATURES                                                              11

        PART I.  FINANCIAL INFORMATION
        ITEM 1.  FINANCIAL STATEMENTS

                             UNITED THERAPEUTICS CORPORATION
                               CONSOLIDATED BALANCE SHEETS

                                                 MARCH 31, 2001   DECEMBER 31, 2000
                                                 --------------   -----------------
                                                  (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                        $183,403,676       $200,935,244
  Investments                                         7,312,460         14,483,637
  Accounts receivable, net of allowance of
    $314,217 for 2001 and $98,281 for 2000            2,601,345          2,351,100
  Prepaid expenses                                      573,333          1,077,608
  Inventory                                           3,535,992          2,896,469
  Other current assets                                  335,280            376,046
                                                   ------------       ------------

     Total current assets                           197,762,086        222,120,104
                                                   ------------       ------------

Property, plant, and equipment, net                   6,023,126          5,939,036
Certificate of deposit                                  579,574            571,445
Goodwill and other intangible assets, net            17,087,813         17,549,224
Investments                                          15,065,236                  -
Investment in affiliate                               4,364,669          4,348,693
Other                                                   116,270            116,482
                                                   ------------       ------------

     Total assets                                  $240,998,774       $250,644,984
                                                   ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                   $6,214,828         $5,273,445
  Accounts payable to affiliate                         742,229            678,897
  Accrued expenses                                    3,867,470          4,522,550
  Due to affiliate                                    1,196,497            946,497
  Current portion of notes and leases payable            77,855             70,803

  Other current liabilities                              35,823                  -
                                                   ------------       ------------

     Total current liabilities                       12,134,702         11,492,192

Notes and leases payable, excluding
current portion                                       1,843,905          1,835,960
Due to affiliate                                      2,209,738          2,385,229
Other liabilities                                        18,984            193,821
                                                   ------------       ------------

     Total liabilities                               16,207,329         15,907,202
                                                   ------------       ------------

Stockholders' equity:
  Preferred stock, par value $.01,
    10,000,000 shares authorized
    at March 31, 2001 and December
    31, 2000, no shares issued                                -                  -
  Series A junior participating preferred
    stock, par value $ .01,
    100,000 authorized at March 31,
    2001 and December 31, 2000, no
    shares issued                                             -                  -
  Common stock, par value $.01, 100,000,000
    shares authorized at March 31,
    2001 and December 31, 2000,
    20,741,419 and 20,740,086
    shares issued at March 31, 2001
    and December 31, 2000, respectively,
    20,371,919 and 20,434,086 shares
    outstanding at March 31, 2001
    and December 31, 2000, respectively                 207,415            207,401
  Additional paid-in capital                        363,936,486        363,484,585
  Accumulated deficit                              (134,284,672)      (124,881,888)
  Treasury stock at cost, 369,500 and
    306,000 shares at March 31,
    2001 and December 31, 2000,
    respectively                                     (5,067,784)        (4,072,316)
                                                   ------------       ------------

         Total stockholders' equity                 224,791,445        234,737,782
                                                   ------------       ------------

     Total liabilities and stockholders' equity    $240,998,774       $250,644,984
                                                   ============       ============

       SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       UNITED THERAPEUTICS CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                              THREE MONTHS ENDED MARCH 31,
                                            --------------------------------
                                                  2001            2000
                                            --------------- ----------------
         Revenues:
           Sales                              $  1,262,795     $   259,397
           Sales to affiliates                     219,720               -
           Grant revenue                                 -          50,000
                                              ------------     -----------
              Total revenues                     1,482,515         309,397
                                              ------------     -----------

         Operating expenses:
            Research and development             8,468,853       5,776,749
            General and administrative           3,919,999       3,801,150
            Sales and marketing                    844,111               -
            Cost of sales                          805,283         220,283
                                              ------------     -----------
               Total operating expenses         14,038,246       9,798,182
                                              ------------     -----------
               Loss from operations            (12,555,731)     (9,488,785)

         Other income (expense):
            Interest income                      3,284,527       1,557,858
            Interest expense                       (39,178)        (27,996)
            Equity in loss of affiliate            (61,532)              -
            Other - net                            (30,870)         47,326
                                              ------------     -----------
               Total other income                3,152,947       1,577,188
                                              ------------     -----------

               Net loss before income tax       (9,402,784)     (7,911,597)

         Income tax                                      -               -
                                              ============     ===========

               Net loss                       $ (9,402,784)    $(7,911,597)
                                              ============     ===========

         Net loss per common share -
         basic and diluted                    $       (.46)    $      (.44)
                                              ============     ===========

         Weighted average number of
         common shares outstanding -
         basic and diluted                      20,392,682      18,053,256
                                              ============     ===========





           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       UNITED THERAPEUTICS CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                                                      THREE MONTHS ENDED MARCH 31,
                                                                      ----------------------------
                                                                          2001            2000
                                                                      -------------  --------------
                Cash flows from operating activities:

                Net loss                                             $ (9,402,784)     $ (7,911,597)
                Adjustments to reconcile net loss to net cash
                used in operating
                activities:
                   Depreciation and amortization                          662,181           225,645
                   Provision for doubtful accounts receivable             229,155                 -
                   Loss on disposals of equipment                          14,363                 -
                   Stock grant to Columbia University                           -           749,967
                   Stock and options issued to employees and
                     consultants                                          447,915           583,730
                   Amortization of discount on investments               (142,904)         (349,441)
                   Equity in loss of affiliate                             61,532                 -
                Changes in operating assets and liabilities:
                   Accounts receivable                                   (479,400)          (62,812)
                   Inventories                                           (736,747)         (463,791)
                   Prepaid expenses                                       504,275          (212,799)
                   Other current assets                                    40,766           (74,973)
                   Other assets                                               212           (52,018)
                   Accounts payable                                       941,383           528,554
                   Accounts payable due to affiliate                       63,332                 -
                   Accrued expenses                                      (655,080)            3,379
                   Payroll taxes withheld                                       -           (64,537)
                   Other current liabilities                               35,823                 -
                   Due to affiliates                                       (2,999)                -

                   Other liabilities                                     (174,837)           (2,841)
                                                                     ------------      ------------
                      Net cash used in operating activities            (8,593,814)       (7,103,534)

                Cash flows from investing activities:
                   Purchases of property, plant, and equipment           (193,107)         (157,408)
                   Proceeds from disposals of property,
                     plant, and equipment                                  25,000                 -
                   Acquisition of Synergy Pharmaceuticals, Inc.                 -        (3,053,725)
                   Purchases of investments and certificate
                     of deposit                                       (22,323,284)           (7,761)

                   Maturities of investments                           14,564,000        19,826,000
                                                                     ------------      ------------
                      Net cash provided by (used in)
                          investing activities                         (7,927,391)       16,607,106

                Cash flows from financing activities:
                   Proceeds from issuance of common stock                       -        74,805,805
                   Proceeds from the exercise of stock options              4,000            59,462

                   Deferred offering costs                                      -           159,418
                   Payments to repurchase common stock                   (995,468)                -
                   Principal payments on notes payable                     (4,070)           (5,540)
                   Principal payments on capital lease
                     obligations                                          (14,825)          (14,685)
                                                                     ------------      ------------
                      Net cash provided by (used in)
                          financing activities                         (1,010,363)       75,004,460

                Net increase (decrease) in cash and cash
                  equivalents                                         (17,531,568)       84,508,032

                Cash and cash equivalents, beginning of period        200,935,244        18,279,883
                                                                     ------------      ------------
                Cash and cash equivalents, end of period             $183,403,676      $102,787,915
                                                                     ============      ============

                Supplemental schedule of cash flow information -
                       Cash paid for interest                        $     38,222      $     27,996
                                                                     ============      ============

                Noncash investing and financing activities -
                       Equipment acquired under a capital lease      $     33,892      $          -
                                                                     ============      ============
                       Stock issued for investment in affiliate      $          -      $  1,729,669
                                                                     ============      ============




         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       UNITED THERAPEUTICS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2001
                                 (UNAUDITED)

1.     ORGANIZATION AND BUSINESS DESCRIPTION

       United Therapeutics Corporation (the Company) was incorporated on June 26, 1996 under the laws of the State of Delaware. The Company is a biotechnology company focused on commercialization of unique therapeutic products to treat patients with cardiovascular, infectious and inflammatory diseases.

       On October 16, 2000, the Company filed a New Drug Application (NDA) for its lead pharmaceutical product, Remodulin, for pulmonary hypertension. The FDA granted a six month priority review for the NDA. On April 12, 2001, the review time was extended for up to an additional 90 days to permit the FDA more time to review additional information submitted by the Company. On February 2, 2001, United Therapeutics submitted a Marketing Authorization Application in France for approval of Remodulin for pulmonary arterial hypertension. The Company has also completed Phase II clinical studies of Remodulin for late stage peripheral vascular disease. The Company's second lead product, beraprost, is currently in Phase III clinical trial programs for peripheral vascular disease and pulmonary hypertension.

       In December 2000, United Therapeutics expanded into angina with a commercially available non-prescription product and further developed its telemedicine operations with the acquisition of a cardiac arrhythmia and ischemic monitoring business.

       The Company has four wholly owned subsidiaries: Lung Rx, Inc., Unither Pharmaceuticals, Inc. (UPI), Unither Telemedicine Services Corp. (UTSC), and United Therapeutics Europe, Ltd.

2.     BASIS OF PRESENTATION

       The consolidated financial statements included herein have been prepared, without audit, pursuant to Regulation S-X of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto contained in United Therapeutics' Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission.

       In the opinion of United Therapeutics' management, any adjustments contained in the accompanying unaudited consolidated financial statements are of a normal recurring nature, necessary to present fairly its financial position as of March 31, 2001 and its results of operations and its cash flows for the three month periods ended March 31, 2001 and 2000. Interim results are not necessarily indicative of results for an entire year.

3.     MARKETABLE INVESTMENTS

       Investments classified as noncurrent in the accompanying consolidated balance sheets consist of a portfolio of high grade corporate and government marketable debt securities maturing at various dates through 2006. These investments are considered held-to-maturity securities and are reported at amortized cost. At March 31, 2001, the fair market value of this portfolio was $14,974,569.

4.     INVENTORIES

       The Company manufactures certain compounds and purchases medical supplies for use in its ongoing clinical trials. The Company purchases components and assembles cardiac monitoring equipment. The Company contracts with a third party manufacturer to make the HeartBar(R). These inventories are accounted for under the first-in, first-out method. At March 31, 2001 and December 31, 2000, inventories consisted of the following:

                                                    MARCH 31,     DECEMBER 31,
                                                       2001          2000
                                                       ----          ----

              Remodulin (in process)              $ 2,613,719    $ 1,775,047
              Medical supplies                        448,342        280,771
              Raw chemical materials                   30,015         30,015
              Cardiac monitoring
                  equipment components                431,578        485,931
              HeartBar(R) products                     12,338        324,705
                                                  -----------    -----------
                                                  $ 3,535,992    $ 2,896,469
                                                  ===========    ===========

5.SEGMENT INFORMATION

        During the quarter ended March 31, 2000, the Company was comprised of only the pharmaceutical segment. Segment information as of and for the three-month period ended March 31, 2001 was as follows:


                                                                    CONSOLIDATED
                                     PHARMACEUTICAL  TELEMEDICINE      TOTALS
                                     --------------  ------------      ------


                Revenues             $    836,738     $   645,777     $  1,482,515

                Losses               $ (8,546,338)    $  (856,446)    $ (9,402,784)

                Total assets         $229,662,761     $11,336,013     $240,998,774

        The arginine business was combined with the pharmaceutical segment for the three-month period ended March 31, 2001, where it is more appropriately classified. There were no inter-segment revenues.

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the financial statements and related notes appearing in United Therapeutics' Annual Report on Form 10-K for the year ended December 31, 2000. The following discussion contains forward-looking statements concerning the expectation of continued losses, cash needed for clinical trials and product research and development contract obligations during 2001, the funding for such expenses, expectations concerning milestone and royalty payments in 2001, the use of net operating loss carryforwards and business tax credit carryforwards, the completion of in-process research and development products in 2002, the levels of working capital required for existing research and development and general and administrative programs, and the adequacy of United Therapeutics' resources to fund operations through 2004. These forward-looking statements reflect the plans and beliefs of management as of the date of this report. Actual results could differ materially from those anticipated in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and in the section "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

      OVERVIEW

      United Therapeutics is a biotechnology company focused on commercialization of unique therapeutic products to treat cardiovascular, inflammatory and infectious disease. United Therapeutics commenced operations in June 1996 and, since its inception, has devoted substantially all of its resources to its research and development programs. United Therapeutics' lead products in development are Remodulin and beraprost. United Therapeutics has generated pharmaceutical product revenues from arginine, synthesis services, grants and the resale of certain medical supplies used for its pharmaceutical products, as well as non-pharmaceutical revenues from telemedicine products. United Therapeutics has funded its operations primarily from the proceeds of the sale of its equity securities. United Therapeutics operates with a minimal number of employees and has contracted with qualified third parties for substantially all pharmaceutical development activities, including certain key aspects of clinical trials.

      United Therapeutics has incurred net losses each year since inception and had an accumulated deficit of $134.3 million at March 31, 2001. United Therapeutics expects to continue to incur net losses and cannot provide assurances that, in the future, it will have pharmaceutical product sales or become profitable.

      United Therapeutics has contracted with various companies and research organizations to coordinate and perform clinical trials and to provide other activities related to the development of its lead products, Remodulin and beraprost, and other products. It is anticipated that approximately $9.6 million in cash will be used during the remainder of 2001 under these agreements. These expenses will be funded from existing working capital.

      FINANCIAL POSITION

      United Therapeutics has funded its operations primarily from the sales of common stock since its inception.

      Cash, cash equivalents and short-term investments at March 31, 2001 were $190.7 million as compared to $215.4 million at December 31, 2000. The decrease of approximately $24.7 million is due to $15.1 million being invested in long term debt securities as well as amounts used in operations during the three months ended March 31, 2001.

      At March 31, 2001, total liabilities were approximately $16.2 million, as compared to approximately $15.9 million at December 31, 2000 and consisted primarily of trade payables and accrued expenses. At March 31, 2001, total stockholders' equity was approximately $224.8 million, as compared to $234.7 million at December 31, 2000.

      RESULTS OF OPERATIONS

      THREE MONTHS ENDED MARCH 31, 2001 AND 2000

      Revenues for the three months ended March 31, 2001 were approximately $1.5 million, as compared to approximately $309,000 for the three months ended March 31, 2000. Approximately $404,000 of these revenues was earned by United Therapeutics for the synthesis and manufacture of complex molecules for third parties. Approximately $236,000 of these revenues was earned from the resale of pumps and supplies to distributors in connection with United Therapeutics' lead product, Remodulin. Approximately $646,000 of these revenues was earned by Medicomp, Inc., a wholly owned subsidiary of Unither Telemedicine Services Corp., for the sales of cardiac monitoring devices and services. Approximately $196,000 of these revenues was earned by Cooke Pharma, Inc., a wholly owned subsidiary of Unither Pharmaceuticals, Inc., for sales of HeartBar products.

       Research and development expenses consist primarily of costs to acquire pharmaceutical products and product rights for development and amounts paid to contract research organizations, hospitals and laboratories for the provision of services and materials for drug development and clinical trials. Research and development expenses were $8.5 million for the three months ended March 31, 2001, as compared to $5.8 million for the three months ended March 31, 2000. The increase of approximately $2.7 million was due primarily to increased expenses of approximately $1.3 million related to patient enrollment in United Therapeutics' clinical trials and increased expenses of approximately $1.4 million related to all other research.

       General and administrative expenses consist primarily of salaries, office expenses, professional fees, provision for doubtful accounts receivables, and depreciation and amortization. General and administrative expenses were $3.9 million for the three months ended March 31, 2001, as compared to $3.8 million for the three months ended March 31, 2000. This increase was due to increased expenses of approximately $590,000 related to the provision for doubtful accounts receivables and the write-off of obsolete inventory. Approximately $415,000 of the increase related to amortization of goodwill and other intangible assets resulting from the acquisition of Medicomp, Inc., Telemedical Procedures, LLC and Cooke Pharma, Inc. in December 2000. Approximately $438,000 of the increase related to professional fees, insurance, increased staffing and related travel to support expanded operations. This increase was offset by a nonrecurring grant of approximately $1.5 million of stock for services in 2000.

       Interest income for the three months ended March 31, 2001 was $3.3 million, as compared to approximately $1.6 million for the three months ended March 31, 2000. This increase was attributable primarily to an increase in the amount of cash available for investing resulting from sales of common stock since March 31, 2000, less amounts used for operations.

       IN-PROCESS RESEARCH & DEVELOPMENT

       During 2000, United Therapeutics acquired Cooke Pharma in a purchase transaction which resulted in a write-off of in-process research and development (IPR&D) related to in-process projects that had not yet reached technological feasibility and had no alternative future uses. The projects under development at the valuation date were expected to address the coronary artery disease and peripheral arterial disease markets with a total market potential of 16 million people as well as the market that is at risk of developing some form of heart disease (estimated at approximately 60 million people). It is anticipated that research and development related to these projects will be completed by early 2002.

       Also during 2000, United Therapeutics acquired Medicomp in a purchase transaction which resulted in a write-off of IPR&D related to in-process projects that had not yet reached technological feasibility and had no alternative future uses. At the acquisition date, Medicomp was conducting design, development, engineering and testing activities associated with the completion of a number of new technological innovations that were integral to Medicomp's plan to launch a first generation wireless heart monitoring system. It is anticipated that completion of these projects will range from 9 to 12 months.

       United Therapeutics believes it is on track to complete these research and development projects within the estimated timetables discussed above.

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

       United Therapeutics' working capital at March 31, 2001 was $185.6 million, as compared with $210.6 million at December 31, 2000. Current liabilities at March 31, 2001 were approximately $12.1 million, as compared with $11.5 million at December 31, 2000. United Therapeutics' debt at March 31, 2001 was $1.9 million, as compared with $1.9 million at December 31, 2000 and consisted of equipment leases and two mortgage notes, one secured by a certificate of deposit, and both secured by the buildings and property owned by United Therapeutics located at 1106 - 1110 Spring Street in Silver Spring, Maryland. Both mortgages are due in monthly installments over 30 years.

       Net cash used in operating activities was approximately $8.6 million and $7.1 million for the three month periods ended March 31, 2001 and 2000, respectively. The increase resulted from the expansion of United Therapeutics' operations, particularly with respect to increased costs for clinical trials and other research. For the three month periods ended March 31, 2001 and 2000, United Therapeutics invested approximately $193,000 and $157,000 respectively, in cash for property, plant and equipment. Net cash used by financing activities was approximately $1.0 million for the three month period ended March 31, 2001 and net cash provided by financing activities was approximately $75.0 million for the three month period ended March 31, 2000. Cash flows used in financing activities for the three month period ended March 31, 2001 were primarily used to repurchase the company's common stock. Cash flows from financing activities for the three month period ended March 31, 2000 were derived primarily from the private placement of common stock in January 2000.

       United Therapeutics has contracted with various companies and research organizations to coordinate and perform clinical trials and to provide other services related to the development of Remodulin and other products. It is anticipated that approximately $9.6 million in cash will be used during the remainder of 2001 under these agreements. These expenses will be funded from existing working capital. United Therapeutics expects to make milestone payments pursuant to existing license agreements of up to approximately $3.2 million during the remainder of 2001. United Therapeutics expects to make royalty payments relating to sales of Remodulin, if approved by the FDA, and HeartBar products during 2001. The royalties will range from 1% to 10% of sales from these products. United Therapeutics anticipates that its existing research and development and general and administrative programs will require similar levels of working capital as has been used in recent quarters.

       In December 2000, United Therapeutics provided guidance in respect of revenues from the expected sales of its lead drug, Remodulin, based on FDA approval of Remodulin by April 16, 2001. On April 12, 2001, United Therapeutics announced that there would be a 90-day extension of the FDA review of Remodulin. United Therapeutics believes that its prior revenue projections will only be affected by the time delay in commercial launch of Remodulin assuming approval in July 2001. United Therapeutics expects that existing capital resources will be adequate to fund its operations through 2004. United Therapeutics' future capital requirements and the adequacy of its available funds will depend on many factors, including:

- Regulatory approval of Remodulin and beraprost;
- Size and scope of its development efforts for existing and additional products;
- Future milestone and royalty payments;
- Cost, timing and outcomes of regulatory reviews;
- Rate of technological advances;
- Status of competitive products;
- Defending and enforcing intellectual property rights;

- Development of manufacturing resources or the establishment, continuation or termination of third-party manufacturing arrangements;
- Establishment, continuation or termination of third-party clinical trial arrangements;
- Development of sales and marketing resources or the establishment, continuation or termination of third-party sales and marketing arrangements;
- Establishment of additional strategic or licensing arrangements with other companies; and
- Amount, cost and risks associated with potential acquisitions.

         As of March 31, 2001, United Therapeutics had available approximately $59.5 million in net operating loss carryforwards and $19.9 million in business tax credit carryforwards for federal income tax purposes that expire at various dates through 2019. A portion of these carryforward items is subject to certain limitations. United Therapeutics does not believe that the limitations will cause the net operating loss and general business credit carryforwards to expire unused.

       RECENT ACCOUNTING PRONOUNCEMENTS

       In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." United Therapeutics adopted SFAS No. 133, as amended by SFAS Nos. 137 and 138, on January 1, 2001. SFAS No. 133 established methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because United Therapeutics holds no derivative financial instruments and does not engage in hedging activities, adoption of SFAS No. 133 did not have an impact on United Therapeutics' financial condition or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       United Therapeutics does not have significant exposure to market risks associated with changes in interest rates related to its corporate and government debt securities. The interest rates on these securities are fixed, the average maturities are short and United Therapeutics holds the securities until maturity.

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

              Since the completion of the initial public offering in June 1999 and the exercise of the over-allotment shares in July 1999, the net offering proceeds have been fully applied to the following uses in the following approximate amounts: $35.2 million for research and development, $766,000 to purchase machinery, equipment and leasehold improvements, $7.2 million for working capital and general corporate purposes (including compensation to employees, officers, and directors in accordance with their standard agreements), $313,000 to purchase SynQuest, Inc., $3.1 million to purchase a 15 percent interest in Synergy Pharmaceuticals, Inc., $1.0 million to purchase a 59 percent interest in Northern Therapeutics, Inc., $8.1 million to purchase Medicomp, Inc. and Telemedical Procedures, LLC, $200,000 to purchase Cooke Pharma, Inc. and $493,000 to repay debt. Except as indicated, all of the payments described above were direct or indirect payments to entities or persons other than directors, officers, or greater than 10% owners of any equity securities of United Therapeutics.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a)    Exhibits


 EXHIBIT
    NO.     DESCRIPTION
    ---     -----------
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

      4.14  Escrow Agreement, dated as of December 28, 2000 among
            Registrant, UTSC Sub Acquisition, Inc., Medicomp, Inc.,
            Mahon, Patusky, Rothblatt & Fisher, Chartered, as escrow agent, and Chicago Title, as successor escrow agent, incorporated by reference to Exhibit 2.3 of the Registrant's
            Form 8-K/A
            dated December 28, 2000.
      4.15  Rights Agreement, dated as of December 17, 2000 between
            Registrant and The Bank of New York, as Rights Agent, incorporated by reference to Exhibit 4 of Registrant's Form 8-K dated December 17, 2000.

        (b)   Reports on Form 8-K

       On February 1, 2001, the Registrant filed a Form 8-K dated December 15, 2000 reporting an Item 2 event.

       On February 1, 2001, the Registrant filed a Form 8-K dated December 28, 2000 reporting an Item 2 event.

       On March 2, 2001, the Registrant filed a Form 8-K dated December 15, 2000 reporting an Item 7 event.

       On March 13, 2001, the Registrant filed a Form 8-K dated December 28, 2000 reporting an Item 7 event.



                           SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           UNITED THERAPEUTICS CORPORATION

Date:  May 11, 2001                        /s/ Martine A. Rothblatt
       --------------                      ------------------------
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