Form 10-Q
period 2001-06-30
UNITED THERAPEUTICS CORP
filed 2001-08-14
CIK 1082554

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended    June 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to

Commission file number 0-26301

United Therapeutics Corporation (Exact Name of Registrant as Specified in Its Charter)

Delaware	52-1984749

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.

1110 Spring Street, Silver Spring, MD	20910

(Address of Principal Executive Offices)	(Zip Code)

(301) 608-9292
Registrant’s Telephone Number, Including Area Code

(Former Name, Former Address and Former Fiscal Year,
if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X    No

The number of shares outstanding of the issuer’s common stock, par value $.01 per share, as of August 10, 2001 was 20,253,587.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

UNITED THERAPEUTICS CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30, 2001	December 31, 2000

	(Unaudited)
Assets

Current assets:

Cash and cash equivalents	$163,290,551	$200,935,244

Investments	–	14,483,637

Accounts receivable, net of allowance of $333,185 for 2001 and $98,281 for 2000	3,153,308	2,351,100

Prepaid expenses	1,392,210	1,077,608

Inventory	3,950,317	2,896,469

Other current assets	331,540	376,046

Total current assets	172,117,926	222,120,104

Investments	29,874,892	–

Certificate of deposit	579,574	571,445

Property, plant, and equipment, net	6,200,644	5,939,036

Investment in affiliate	4,340,260	4,348,693

Goodwill and other intangible assets, net	16,587,438	17,549,224

Other	139,823	116,482

Total assets	$229,840,557	$250,644,984

Liabilities and Stockholders’ Equity

Current liabilities:

Accounts payable	$5,307,647	$5,273,445

Accounts payable to affiliate	788,772	678,897

Accrued expenses	4,707,738	4,522,550

Due to affiliate	1,000,000	946,497

Current portion of notes and leases payable	85,852	70,803

Other current liabilities	25,819	—

Total current liabilities	11,915,828	11,492,192

Notes and leases payable, excluding current portion	1,836,823	1,835,960

Due to affiliate	2,476,820	2,385,229

Other liabilities	16,450	193,821

Total liabilities	16,245,921	15,907,202

Stockholders’ equity:

Preferred stock, par value $.01, 10,000,000 shares authorized at June 30, 2001 and December 31, 2000, no shares issued	–	–

Series A junior participating preferred stock, par value $.01,

100,000 authorized at June 30, 2001 and December 31, 2000, no shares issued	–	–

Common stock, par value $.01, 100,000,000 shares authorized at June 30, 2001 and December 31, 2000, 20,751,287 and 20,740,086 shares issued at June 30, 2001 and December 31, 2000, respectively, 20,253,587 and 20,434,086 shares outstanding at June 30, 2001 and December 31, 2000, respectively	207,513	207,401

Additional paid-in capital	364,849,746	363,484,585

Accumulated deficit	(144,931,609)	(124,881,888)

Treasury stock at cost, 497,700 and 306,000 shares at June 30, 2001 and December 31, 2000, respectively	(6,531,014)	(4,072,316)

Total stockholders’ equity	213,594,636	234,737,782

Total liabilities and stockholders’ equity	$229,840,557	$250,644,984

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

UNITED THERAPEUTICS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,

	2001	2000	2001	2000

Revenues:

Sales	$1,134,926	$496,303	$2,397,721	$755,700

Sales to affiliates	135,666	—	355,386	—

Grant revenue	43,361	50,000	43,361	100,000

Total revenues	1,313,953	546,303	2,796,468	855,700

Operating expenses:

Research and development	9,597,049	28,935,915	18,065,902	34,712,664

General and administrative	3,075,561	1,696,384	6,995,560	5,497,534

Sales and marketing	889,778	—	1,733,889	—

Cost of sales	724,711	433,587	1,529,994	653,870

Total operating expenses	14,287,099	31,065,886	28,325,345	40,864,068

Loss from operations	(12,973,146)	(30,519,583)	(25,528,877)	(40,008,368)

Other income (expense):

Interest income	2,453,681	1,712,868	5,738,208	3,270,726

Interest expense	(54,245)	(27,664)	(93,423)	(55,660)

Equity in loss of affiliate	(93,082)	—	(154,614)	—

Other – net	19,855	24,063	(11,015)	71,389

Total other income	2,326,209	1,709,267	5,479,156	3,286,455

Net loss before income tax	(10,646,937)	(28,810,316)	(20,049,721)	(36,721,913)

Income tax	—	—	—	—

Net loss	$(10,646,937)	$(28,810,316)	$(20,049,721)	$(36,721,913)

Net loss per common share - basic and diluted	$(0.53)	$(1.55)	$(0.99)	$(2.01)

Weighted average number of common shares outstanding - basic and diluted	20,277,089	18,585,976	20,334,566	18,305,618

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

UNITED THERAPEUTICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended June 30,

	2001	2000

Cash flows from operating activities:

Net loss	$(20,049,721)	$(36,721,913)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	1,380,728	457,148

Stock issued for exclusive license agreement	—	18,770,000

Stock grant to Columbia University	—	1,499,967

Loss on disposals of equipment	15,566	—

Stock and options issued to employees and consultants	611,273	682,893

Amortization of discounts and premiums on investments	(105,753)	(545,070)

Equity in loss of affiliate	154,614	—

Changes in operating assets and liabilities:

Accounts receivable	(802,208)	(89,564)

Inventories	(1,388,088)	(523,586)

Prepaid expenses	(314,602)	(422,663)

Other current assets	44,506	(427,592)

Other assets	(23,341)	(141,473)

Accounts payable	34,202	993,936

Accounts payable due to affiliate	109,875	—

Accrued expenses	935,188	540,016

Payroll taxes withheld	—	(64,537)

Other current liabilities	25,819	—

Due to affiliates	(1,087)	—

Other liabilities	(177,371)	(2,841)

Net cash used in operating activities	(19,550,400)	(15,995,279)

Cash flows from investing activities:

Purchases of property, plant, and equipment	(330,724)	(274,694)

Acquisition of Synergy Pharmaceutical Inc.	—	(3,084,205)

Proceeds from disposals of property, plant, and equipment	25,000	—

Purchases of investments and certificate of deposit	(37,170,094)	(13,890,634)

Sales and maturities of investments	21,876,460	33,701,000

Net cash (used in) provided by investing activities	(15,599,358)	16,451,467

Cash flows from financing activities:

Proceeds from issuance of common stock	—	74,756,143

Proceeds from the exercise of stock options	4,000	1,419,385

Payments to repurchase common stock	(2,458,698)	—

Deferred offering costs	—	159,418

Principal payments on notes payable	(8,206)	(11,162)

Principal payments on capital lease obligations	(32,031)	(21,208)

Net cash (used in) provided by financing activities	(2,494,935)	76,302,576

Net decrease in cash and cash equivalents	(37,644,693)	76,758,764

Cash and cash equivalents, beginning of period	200,935,244	18,279,883

Cash and cash equivalents, end of period	$163,290,551	$95,038,647

Supplemental schedule of cash flow information -

Cash paid for interest	$78,063	$55,660

Noncash investing and financing activities -

Equipment acquired under a capital lease	$56,152	$—

Stock issued for investment in affiliate	$—	$1,729,669

Stock issued for exclusive license agreement	$—	$18,770,000

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

UNITED THERAPEUTICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001
(UNAUDITED)

1. ORGANIZATION AND BUSINESS DESCRIPTION

      United Therapeutics Corporation (the Company) was incorporated on June 26, 1996 under the laws of the State of Delaware. The Company is a biotechnology company focused on commercialization of unique therapeutic products to treat patients with cardiovascular, infectious and inflammatory diseases.

      On August 9, 2001, the FDA’s Cardiovascular and Renal Drugs Advisory Committee recommended to the FDA that Remodulin be approved in the United States. On February 2, 2001, the Company submitted a Marketing Authorization Application (MAA) in France for approval of Remodulin for pulmonary arterial hypertension. The MAA is pending. The Company has also completed Phase II clinical studies of Remodulin for late stage peripheral vascular disease. The Company’s second lead product, Beraprost, is currently completing its Phase III clinical trial programs for peripheral vascular disease and pulmonary hypertension.

      The Company has four wholly owned subsidiaries: Lung Rx, Inc., Unither Pharmaceuticals, Inc. (UPI), Unither Telemedicine Services Corp. (UTSC), and United Therapeutics Europe, Ltd.

2. BASIS OF PRESENTATION

      The consolidated financial statements included herein have been prepared, without audit, pursuant to Regulation S-X of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto contained in United Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission.

      In the opinion of United Therapeutics’ management, any adjustments contained in the accompanying unaudited consolidated financial statements are of a normal recurring nature, necessary to present fairly its financial position as of June 30, 2001 and its results of operations for the three and six month periods ended June 30, 2001 and 2000 and its cash flows for the six month periods ended June 30, 2001 and 2000. Interim results are not necessarily indicative of results for an entire year.

3. MARKETABLE INVESTMENTS

      Investments classified as noncurrent in the accompanying consolidated balance sheets consist of a portfolio of high grade corporate and government marketable debt securities maturing at various dates through 2006. These investments are considered held-to-maturity securities and are reported at amortized cost. At June 30, 2001, the fair market value of this portfolio was $29.7 million.

4. INVENTORIES

      The Company manufactures certain compounds and purchases medical supplies for use in its ongoing clinical trials. The Company purchases components and assembles cardiac monitoring equipment. The Company contracts with a third party manufacturer to make the HeartBar. These inventories are accounted for under the first-in, first-out method. At June 30, 2001 and December 31, 2000, inventories consisted of the following:

	June 30,	December 31,
	2001	2000

Remodulin (in process)	$2,961,880	$1,775,047

Medical supplies	327,679	280,771

Raw chemical materials	—	30,015

Cardiac monitoring equipment components	493,391	485,931

HeartBar® products	167,367	324,705

	$3,950,317	$2,896,469

5. SEGMENT INFORMATION

      During the three and six month periods ended June 30, 2000, the Company was comprised of only the pharmaceutical segment. Segment information as of and for the three and six-month periods ended June 30, 2001 was as follows:

		Three Months Ended June 30, 2001

			Consolidated
	Pharmaceutical	Telemedicine	Totals

Revenues	$760,453	$553,500	$1,313,953

Losses	$(9,740,252)	$(906,685)	$(10,646,937)

Total assets	$218,119,829	$11,720,728	$229,840,557

		Six Months Ended June 30, 2001

			Consolidated
	Pharmaceutical	Telemedicine	Totals

Revenues	$1,597,191	$1,199,277	$2,796,468

Losses	$(18,286,590)	$(1,763,131)	$(20,049,721)

Total assets	$218,119,829	$11,720,728	$229,840,557

      There were no inter-segment revenues.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the financial statements and related notes appearing in United Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2000. The following discussion contains forward-looking statements concerning the expectation of continued losses, cash needed for clinical trials and product research and development contract obligations during 2001, the funding for such expenses, expectations concerning milestone and royalty payments in 2001, the use of net operating loss carryforwards and business tax credit carryforwards, the completion of in-process research and development products in 2002, the levels of working capital required for existing research and development and general and administrative programs, and the adequacy of United Therapeutics’ resources to fund operations through 2004. These forward-looking statements reflect the plans and beliefs of management as of the date of this report. Actual results could differ materially from those anticipated in the forward-looking statements. Factors that could cause or contribute to such differences include the risk factors discussed below and those set forth in the section “Risk Factors” in the Registration Statement as filed on Form S-3 on June 8, 2001.

      Overview

      United Therapeutics is a biotechnology company focused on commercialization of unique therapeutic products to treat cardiovascular, inflammatory and infectious disease. United Therapeutics commenced operations in June 1996 and, since its inception, has devoted substantially all of its resources to its research and development programs. United Therapeutics’ lead products in development are Remodulin and Beraprost. United Therapeutics has generated pharmaceutical revenues from arginine, synthesis services, the resale of certain medical supplies used for its pharmaceutical products and government grants, as well as non-pharmaceutical revenues from telemedicine products. United Therapeutics has funded its operations primarily from the proceeds of the sale of its equity securities. United Therapeutics operates with a minimal number of employees and has contracted with qualified third parties for substantially all pharmaceutical development activities, including certain key aspects of clinical trials.

      United Therapeutics has incurred net losses each year since inception and had an accumulated deficit of $144.9 million at June 30, 2001. United Therapeutics expects to continue to incur net losses and cannot provide assurances that, in the future, it will have pharmaceutical product sales or become profitable.

      United Therapeutics has contracted with various companies and research organizations to coordinate and perform clinical trials and to provide other activities related to the development of its lead products, Remodulin and Beraprost, and other products. It is anticipated that approximately $7.1 million in cash will be used during the remainder of 2001 under these agreements. These expenses will be funded from existing working capital.

      Financial Position

      United Therapeutics has funded its operations primarily from the sales of common stock since its inception.

      Cash, cash equivalents and short-term investments at June 30, 2001 were $163.3 million as compared to $215.4 million at December 31, 2000. The decrease of approximately $52.1 million is a result of $29.8 million being invested in long term debt securities and cash used in operations during the six months ended June 30, 2001.

      At June 30, 2001, total liabilities were approximately $16.2 million, as compared to approximately $15.9 million at December 31, 2000 and consisted primarily of trade payables and accrued expenses. At June 30, 2001, total stockholders’ equity was approximately $213.6 million, as compared to $234.7 million at December 31, 2000.

      Results Of Operations

      Three months ended June 30, 2001 and 2000

      Revenues for the three months ended June 30, 2001 were approximately $1.3 million, as compared to approximately $546,000 for the three months ended June 30, 2000. The increase was due primarily to an increase in resales of pumps and supplies to distributors in connection with United Therapeutics’ lead product, Remodulin, and sales by subsidiaries acquired late in 2000.

      Research and development expenses consist primarily of costs to acquire pharmaceutical products and product rights for development and amounts paid to contract research organizations, hospitals and laboratories for the provision of services and materials for drug development and clinical trials. Research and development expenses were $9.6 million for the three months ended June 30, 2001, as compared to $28.9 million for the three months ended June 30, 2000. The decrease of approximately $19.3 million was due primarily to the prior year expenditure of approximately $19.8 million in licensing fees (consisting of $1.0 million in cash and common stock valued at approximately $18.8 million) in June 2000 to obtain the exclusive rights to develop sustained release formulations of Beraprost in the United States and Canada, offset by increased expenses in 2001 of approximately $500,000 related to patient enrollment in United Therapeutics’ clinical trials and other research.

      General and administrative expenses consist primarily of salaries, office expenses, professional fees, provision for doubtful accounts receivables, and depreciation and amortization. General and administrative expenses were $3.1 million for the three months ended June 30, 2001, as compared to $1.7 million for the three months ended June 30, 2000. Approximately $408,000 of the increase related to amortization of goodwill and other intangible assets resulting from the acquisition of Medicomp, Inc., Telemedical Procedures, LLC and Cooke Pharma, Inc. in December 2000. Approximately $631,000 of the increase related to professional fees, insurance, increased staffing, rent and related travel to support expanded operations.

      The increases in cost of sales and sales and marketing expenses in 2001 relate primarily to the activities of subsidiaries acquired in late 2000.

      Interest income for the three months ended June 30, 2001 was $2.5 million, as compared to approximately $1.7 million for the three months ended June 30, 2000. This increase was attributable primarily to an increase in the amount of cash available for investing resulting from sales of common stock since June 30, 2000, less amounts used for operations.

      Six Months Ended June 30, 2001 and 2000

      Revenues for the six months ended June 30, 2001 were approximately $2.8 million, as compared to approximately $856,000 for the six months ended June 30, 2000. The increase was due primarily to an increase in resales of pumps and supplies to distributors in connection with United Therapeutics’ lead product, Remodulin, and sales by subsidiaries acquired late in 2000.

      Research and development expenses consist primarily of costs to acquire pharmaceutical products and product rights for development and amounts paid to contract research organizations, hospitals and laboratories for the provision of services and materials for drug development and clinical trials. Research and development expenses were $18.1 million for the six months ended June 30, 2001, as compared to $34.7 million for the six months ended June 30, 2000. The decrease of approximately $16.6 million was due primarily to the prior year expenditure of approximately $19.8 million in licensing fees (consisting of $1.0 million in cash and common stock valued at approximately $18.8 million) in June 2000 to obtain the exclusive rights to develop sustained release formulations of Beraprost in the United States and Canada, offset by increased expenses in 2001 of approximately $1.5 million related to patient enrollment in United Therapeutics’ clinical trials and increased expenses of approximately $1.7 million related to all other research.

      General and administrative expenses consist primarily of salaries, office expenses, professional fees, provision for doubtful accounts receivables, and depreciation and amortization. General and administrative expenses were $7.0 million for the six months ended June 30, 2001, as compared to $5.5 million for the six months ended June 30, 2000. This increase was due to increased expenses of approximately $596,000 related to the provision for doubtful accounts receivables and the write-off of obsolete inventory. Approximately $823,000 of the increase related to amortization of goodwill and other intangible assets resulting from the acquisition of Medicomp, Inc., Telemedical Procedures, LLC and Cooke Pharma, Inc. in December 2000. Approximately $1.1 million of the increase related to professional fees, insurance, increased staffing, rent and related travel to support expanded operations. These increases were offset by a nonrecurring grant in 2000 of stock totaling $1.5 million.

      The increases in cost of sales and sales and marketing expenses in 2001 relate primarily to the activities of subsidiaries acquired in late 2000.

      Interest income for the six months ended June 30, 2001 was $5.7 million, as compared to approximately $3.3 million for the six months ended June 30, 2000. This increase was attributable primarily to an increase in the amount of cash available for investing resulting from sales of common stock since June 30, 2000, less amounts used for operations.

      In-Process Research & Development

      During 2000, United Therapeutics acquired Cooke Pharma, Inc. in a purchase transaction which resulted in a write-off of in-process research and development (IPR&D) related to in-process projects that had not yet reached technological feasibility and had no alternative future uses. The projects under development at the valuation date were expected to address the coronary artery disease and peripheral arterial disease markets with a total market potential of 16 million people as well as the market that is at risk of developing some form of heart disease (estimated at approximately 60 million people). It is anticipated that research and development related to these projects will be completed by 2002.

      Also during 2000, United Therapeutics acquired Medicomp Inc. in a purchase transaction which resulted in a write-off of IPR&D related to in-process projects that had not yet reached technological feasibility and had no alternative future uses. At the acquisition date, Medicomp was conducting design, development, engineering and testing activities associated with the completion of a number of new technological innovations that were integral to Medicomp’s plan to launch a first generation wireless heart monitoring system. It is anticipated that completion of these projects will range from 9 to 12 months.

      United Therapeutics believes it is on track to complete these research and development projects within the estimated timetables discussed above.

      Liquidity And Capital Resources

      Until June 1999, United Therapeutics financed its operations principally through various private placements of common stock. On June 17, 1999, United Therapeutics completed an initial public offering of 4.5 million shares of common stock at $12.00 per share. Net proceeds to United Therapeutics, after deducting underwriting commissions and offering expenses, were approximately $48.9 million. On July 16, 1999, United Therapeutics closed on the sale of 675,000 over-allotment shares to its underwriters and received net proceeds, after deducting underwriting commissions and offering expenses, of approximately $7.5 million. On January 18, 2000, United Therapeutics closed on the sale of 2.5 million shares of common stock at $32.00 per share in a private placement and received net proceeds, after deducting underwriting commissions and offering expenses, of approximately $74.8 million. On July 20, 2000, United Therapeutics’ closed on the sale of 1.3 million shares of its common stock at $110.00 per share in a private placement and received net proceeds, after deducting underwriting commissions and offering expenses, of approximately $134.3 million.

      United Therapeutics’ working capital at June 30, 2001 was $160.2 million, as compared with $210.6 million at December 31, 2000. Current liabilities at June 30, 2001 were approximately $11.9 million, as compared with $11.5 million at December 31, 2000. United Therapeutics’ debt at June 30, 2001 was $1.9 million, as compared with $1.9 million at December 31, 2000 and consisted of equipment leases and two mortgage notes, one secured by a certificate of deposit, and both secured by the buildings and property owned by United Therapeutics located at 1106 —1110 Spring Street in Silver Spring, Maryland. Both mortgages are payable in monthly installments over 30 years.

      Net cash used in operating activities was approximately $19.6 million and $16.0 million for the six month periods ended June 30, 2001 and 2000, respectively. The increase resulted from the expansion of United Therapeutics’ operations, particularly with respect to increased costs for clinical trials and other research. For the six month periods ended June 30, 2001 and 2000, United Therapeutics invested approximately $331,000 and $275,000 respectively, in cash for property, plant and equipment. Net cash used in financing activities was approximately $2.5 million for the six month period ended June 30, 2001 and net cash provided by financing activities was approximately $76.3 million for the six month period ended June 30, 2000. Cash flows used in financing activities for the six-month period ended June 30, 2001 were primarily used to repurchase the company’s common stock. Cash flows from financing activities for the six-month period ended June 30, 2000 were derived primarily from the private placement of common stock in January 2000.

      United Therapeutics has contracted with various companies and research organizations to coordinate and perform clinical trials and to provide other services related to the development of Remodulin, Beraprost and other products. It is anticipated that approximately $7.1 million in cash will be used during the remainder of 2001 under these agreements. These expenses will be funded from existing working capital. United Therapeutics expects to make milestone payments pursuant to existing license agreements of up to approximately $2.9 million during the remainder of 2001. United Therapeutics expects to make royalty payments relating to sales of Remodulin, if approved by the FDA, and other products during 2001. The royalties will range from 1% to 10% of sales from these products. United Therapeutics anticipates that its existing research and development and general and administrative programs will require similar levels of working capital as has been used in recent quarters.

      In December 2000, United Therapeutics provided guidance in respect of revenues from the expected sales of its lead drug, Remodulin, based on FDA approval of Remodulin by April 16, 2001. United Therapeutics believes that its prior revenue projections will only be affected by the time delay in commercial launch of Remodulin assuming approval in 2001. United Therapeutics expects that existing capital resources will be adequate to fund its operations through 2004. United Therapeutics’ future capital requirements and the adequacy of its available funds will depend on many factors, including:

Regulatory approval of Remodulin and Beraprost;
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
Establishment, continuation or termination of third-party clinical trial arrangements;
Development of sales and marketing resources or the establishment, continuation or termination of third-party sales and marketing arrangements;
Establishment of additional strategic or licensing arrangements with other companies; and
Risks associated with acquisitions, including the ability to integrate acquired businesses

      As of June 30, 2001, United Therapeutics had available approximately $68.4 million in net operating loss carryforwards and $21.6 million in business tax credit carryforwards for federal income tax purposes that expire at various dates through 2019. A portion of these carryforward items is subject to certain limitations. United Therapeutics does not believe that the limitations will cause the net operating loss and general business credit carryforwards to expire unused.

      Recent Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations (SFAS 141), and SFAS No. 142, Goodwill And Other Intangible Assets (SFAS 142). SFAS 141 addresses the accounting for acquisitions of businesses and is effective for acquisitions occurring on or after July 1, 2001. SFAS 142 addresses the method of identifying and measuring goodwill and other intangible assets acquired in a business combination, eliminates further amortization of goodwill, and requires periodic evaluations of impairment of goodwill balances. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the impacts of adoption of SFAS 141 and SFAS 142, though no material adverse effect is anticipated. The Company amortized $373,800 and $235,000 of goodwill during the six month periods ended June 30, 2001 and 2000, respectively. Unamortized goodwill at January 1, 2002, the expected date of adoption, will be approximately $7.1 million.

      Recent Developments

      On August 9, 2001, the Cardiovascular and Renal Drugs Advisory Committee of the U.S. Food and Drug Administration (FDA) recommended approval of Remodulin for pulmonary arterial hypertension by a vote of 6 to 3. As a result of this positive recommendation, United Therapeutics refiled an amended New Drug Application (NDA) on August 9, 2001.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

      A substantial portion of United Therapeutics' assets are investment grade debt instruments such as securities of federal agencies which carry the direct or implied guarantee of the U.S. government, money market funds, bank certificates of deposit and corporate securities, including commercial paper and corporate debt instruments. The market value of investments fluctuates with current market interest rates. In general, as rates increase, the market value of a debt instrument would be expected to decrease. The opposite is also true. To minimize such market risk, United Therapeutics has in the past and, to the extent possible, will continue in the future to hold such debt instruments to maturity at which time the debt instrument will be redeemed at its stated or face value. Due to the short average duration and nature of these instruments, United Therapeutics does not believe that it has a material exposure to interest rate risk related to its investment portfolio. The investment portfolio at June 30, 2001 was $29.9 million and the weighted-average interest rate was approximately 7.0 percent.

Part II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

      None.

Item 4. Submission of Matters to a Vote of Security Holders

United Therapeutics’ held its annual meeting of stockholders on June 26, 2001. All of the following persons nominated were elected to serve as directors for a term expiring in 2004 and received the votes set opposite their respective names:

	For	Withheld

Ricardo Balda, M.S	15,641,348	342,653

Henry Beecher Hicks, III, M.B.A	15,641,348	342,653

Michael C. Miles, M.B.A	15,641,348	342,653

Item 5. Other Developments

      On August 9, 2001, the Cardiovascular and Renal Drugs Advisory Committee of the U.S. Food and Drug Administration (FDA) recommended approval of Remodulin for pulmonary arterial hypertension by a vote of 6 to 3. As a result of this positive recommendation, United Therapeutics refiled an amended New Drug Application (NDA) on August 9, 2001.

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

      On April 12, 2001, the Registrant filed a Form 8-K dated April 12, 2001 reporting an Item 5 event.

      On June 27, 2001, the Registrant filed a Form 8-K dated June 26, 2001, reporting an Item 5 event.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED THERAPEUTICS CORPORATION

Date August 14, 2001	/s/ Martine A. Rothblatt
By: Martine A. Rothblatt Title: Chief Executive Officer

/s/ Fred T. Hadeed
By: Fred T. Hadeed Title: Chief Financial Officer