Form 10-Q
period 2001-09-30
UNITED THERAPEUTICS CORP
filed 2001-11-09
CIK 1082554

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended        September 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to __________

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
if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X       No

The number of shares outstanding of the issuer’s common stock, par value $.01 per share, as of November 9, 2001 was 20,225,220.

INDEX

Page

Part I. FINANCIAL INFORMATION (UNAUDITED)
Item 1. Financial Statements
Consolidated Balance Sheets	1
Consolidated Statements of Operations	2
Consolidated Statements of Cash Flows	3
Notes to Consolidated Financial Statements	4
Item 2. Management’s Discussion and Analysis of Financial	5
Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk	10
Part II. OTHER INFORMATION
Item 2. Changes in Securities and Use of Proceeds	10
Item 6. Exhibits and Reports on Form 8-K	11
SIGNATURES	12

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

UNITED THERAPEUTICS CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30, 2001	December 31, 2000

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$86,479,340	$200,935,244
Investments	10,500,325	14,483,637
Accounts receivable, net of allowance of $429,185 for 2001 and $98,281 for 2000	1,512,347	1,434,362
Interest receivable	1,617,059	–
Prepaid expenses	1,147,525	1,077,608
Inventory	3,800,362	2,896,469
Other current assets	1,967,553	1,292,784

Total current assets	107,024,511	222,120,104

Investments	83,581,497	–
Certificate of deposit	596,461	571,445
Property, plant and equipment, net	6,337,779	5,939,036
Investment in affiliate	4,301,804	4,348,693
Goodwill and other intangible assets, net	16,087,063	17,549,224
Other	149,050	116,482

Total assets	$218,078,165	$250,644,984

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,292,638	$5,273,445
Accounts payable to affiliate	879,945	678,897
Accrued expenses	3,797,889	4,522,550
Due to affiliate	500,000	946,497
Current portion of notes and leases payable	99,500	70,803
Other current liabilities	12,634	—

Total current liabilities	9,582,606	11,492,192

Notes and leases payable, excluding current portion	1,862,651	1,835,960
Due to affiliate	3,043,392	2,385,229
Other liabilities	16,450	193,821

Total liabilities	14,505,099	15,907,202

Stockholders’ equity:
Preferred stock, par value $.01, 10,000,000 shares authorized at September 30, 2001 and December 31, 2000, no shares issued	–	–
Series A junior participating preferred stock, par value $ .01, 100,000 authorized at September 30, 2001 and December 31, 2000, no shares issued	–	–
Common stock, par value $.01, 100,000,000 shares authorized at September 30, 2001 and December 31, 2000, 20,751,820 and 20,740,086 shares issued at September 30, 2001 and December 31, 2000, respectively, 20,225,220 and 20,434,086 shares outstanding at September 30, 2001 and December 31, 2000, respectively	207,519	207,401
Additional paid-in capital	364,982,208	363,484,585
Accumulated deficit	(154,742,505)	(124,881,888)
Treasury stock at cost, 526,600 and 306,000 shares at
September 30, 2001 and December 31, 2000, respectively	(6,874,156)	(4,072,316)

Total stockholders’ equity	203,573,066	234,737,782

Total liabilities and stockholders’ equity	$218,078,165	$250,644,984

     SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

UNITED THERAPEUTICS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,

	2001	2000	2001	2000

Revenues:
Sales	$1,077,053	$353,891	$3,474,774	$1,109,591
Sales to affiliates	185,814	—	541,200	—
Grant revenue	52,970	50,000	96,331	150,000

Total revenue	1,315,837	403,891	4,112,305	1,259,591

Operating expenses:
Research and development	8,014,410	8,135,688	26,080,312	42,848,352
General and administrative	3,378,005	2,426,571	10,373,565	7,924,105
Sales and marketing	961,737	—	2,695,626	—
Cost of sales	859,372	264,547	2,389,366	918,417

Total operating expenses	13,213,524	10,826,806	41,538,869	51,690,874

Loss from operations	(11,897,687)	(10,422,915)	(37,426,564)	(50,431,283)

Other income (expense):
Interest income	2,185,651	3,438,644	7,923,859	6,709,370
Interest expense	(31,104)	(34,541)	(124,527)	(90,201)
Equity loss in affiliate	(106,941)	—	(261,555)	—
Other, net	39,186	4,789	28,171	76,178

Total other income	2,086,792	3,408,892	7,565,948	6,695,347

Net loss before income tax	(9,810,895)	(7,014,023)	(29,860,616)	(43,735,936)
Income tax	—	—	—	—

Net loss	$(9,810,895)	$(7,014,023)	$(29,860,616)	$(43,735,936)

Net loss per common share – basic and diluted	$(0.48)	$(0.35)	$(1.47)	$(2.32)

Weighted average number of common shares outstanding – basic and diluted	20,250,167	19,990,563	20,306,124	18,871,366

     SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

UNITED THERAPEUTICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended September 30,

	2001	2000

Cash flows from operating activities:
Net loss	$(29,860,616)	$(43,735,936)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,114,661	691,028
Provision for doubtful accounts receivable	330,904	–
Stock issued for exclusive license agreement	–	18,770,000
Stock grant to Columbia University	–	749,967
Loss on disposals of equipment	15,566	–
Stock and options issued to employees and consultants	742,142	1,230,861
Amortization of discounts and premiums on investments	41,870	(766,540)
Equity in loss of affiliate	261,555	–
Changes in operating assets and liabilities:
Accounts receivable	(408,889)	(219,701)
Interest receivable	(1,617,059)	–
Inventories	(1,442,570)	(947,411)
Prepaid expenses	(69,917)	32,985
Other current assets	(674,769)	(96,403)
Other assets	(32,568)	(141,263)
Accounts payable	(980,807)	980,695
Accounts payable due to affiliate	201,048	–
Accrued expenses	25,339	2,425,500
Payroll taxes withheld	–	(64,537)
Other current liabilities	12,634	–
Due to affiliates	(3,000)	–
Other liabilities	(177,371)	(2,839)

Net cash used in operating activities	(31,521,847)	(21,093,594)
Cash flows from investing activities:
Purchases of property, plant and equipment	(435,641)	(362,856)
Investment in Synergy Pharmaceuticals, Inc.	–	(3,052,966)
Proceeds from disposals of property, plant and equipment	25,000	–
Purchases of investments and certificate of deposit	(102,443,659)	(42,227,709)
Sales and maturities of investments	22,778,588	62,030,000

Net cash (used in) provided by investing activities	(80,075,712)	16,386,469
Cash flows from financing activities:
Proceeds from issuance of common stock	–	209,053,566
Proceeds from the exercise of stock options	5,599	1,550,551
Payments to repurchase common stock	(2,801,840)	–
Deferred offering costs	–	159,418
Principal payments on notes payable	(12,588)	(16,374)
Principal payments on capital lease obligations	(49,516)	(32,092)

Net cash (used in) provided by financing activities	(2,858,345)	210,715,069
Net (decrease) increase in cash and cash equivalents	(114,455,904)	206,007,944
Cash and cash equivalents, beginning of period	200,935,244	18,279,883

Cash and cash equivalents, end of period	$86,479,340	$224,287,827

Supplemental schedule of cash flow information:
Cash paid for interest	$129,127	$90,201

Noncash investing and financing activities:
Equipment acquired under a capital lease	$114,666	$–

Stock issued for investment in Synergy Pharmaceuticals, Inc.	$–	$1,729,669

Stock issued for exclusive license agreement	$–	$18,770,000

     SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

UNITED THERAPEUTICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001
(UNAUDITED)

1. ORGANIZATION AND BUSINESS DESCRIPTION

     United Therapeutics Corporation (the Company) is a biotechnology company focused on commercialization of unique therapeutic products to treat patients with cardiovascular, infectious and inflammatory diseases. The Company was incorporated on June 26, 1996 under the laws of the State of Delaware and has four wholly owned subsidiaries: Lung Rx, Inc., Unither Pharmaceuticals, Inc. (UPI), Unither Telemedicine Services Corp. (UTSC), and United Therapeutics Europe, Ltd.

     The Company has filed for regulatory approvals of its primary pharmaceutical product, Remodulin for pulmonary hypertension, and those reviews are currently pending. The clinical development of its second pharmaceutical product, the immediate release formulation of Beraprost for peripheral vascular disease, was terminated due to unsatisfactory results. Preclinical development of its third pharmaceutical product, the iminosugar UT231 for hepatitis C, has been successfully completed and preparations are underway to commence testing this product in human volunteers.

     The Company has trained over 400 physicians in the use of its arginine supplementation therapy, a product called the Heartbar, in the dietary management of vascular disease. In addition, the Company now produces a double-strength version of its Heartbar, called Heartbar plus, with six grams of arginine.

     The Company has grown its telemedicine business, operating under the name Medicomp, to a record level of over 2,000 telecardiology procedures per month. Medicomp was also awarded the sole contract to provide telecardiology monitors for all astronauts on the International Space Station.

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

     In the opinion of United Therapeutics’ management, any adjustments contained in the accompanying unaudited consolidated financial statements are of a normal recurring nature, necessary to present fairly its financial position as of September 30, 2001 and its results of operations for the three and nine month periods ended September 30, 2001 and 2000 and its cash flows for the nine month periods ended September 30, 2001 and 2000. Interim results are not necessarily indicative of results for an entire year.

3. MARKETABLE INVESTMENTS

     Investments in the accompanying consolidated balance sheets consist of a portfolio of high grade corporate and government marketable debt securities maturing at various dates through 2006. These investments are considered held-to-maturity securities and are reported at amortized cost. At September 30, 2001, the fair market value of this portfolio was $94.1 million.

4. INVENTORIES

     The Company manufactures certain compounds and purchases medical supplies for use in its ongoing clinical trials. The Company purchases components and assembles cardiac monitoring equipment. The Company contracts with a third party manufacturer to make the HeartBar®. These inventories are accounted for under the first-in, first-out method. At September 30, 2001 and December 31, 2000, inventories consisted of the following approximate amounts:

	September 30,	December 31,
	2001	2000

Remodulin	$2,924,300	$1,775,100
Medical supplies	318,600	280,800
Raw chemical materials	—	30,000
Cardiac monitoring equipment components	495,700	485,900
Heartbar® products	61,800	324,700

	$3,800,400	$2,896,500

5. SEGMENT INFORMATION

     During the three and nine month periods ended September 30, 2000, the Company was comprised of only the pharmaceutical segment. Segment information as of and for the three and nine month periods ended September 30, 2001 was approximately as follows:

	Three Months Ended September 30, 2001

	Pharmaceutical	Telemedicine	Consolidated Totals

Revenues	$628,700	$687,100	$1,315,800
Losses	$(8,826,400)	$(984,500)	$(9,810,900)
Total assets	$206,581,700	$11,496,500	$218,078,200

	Nine Months Ended September 30, 2001

	Pharmaceutical	Telemedicine	Consolidated Totals

Revenues	$2,225,900	$1,886,400	$4,112,300
Losses	$(27,113,000)	$(2,747,600)	$(29,860,600)
Total assets	$206,581,700	$11,496,500	$218,078,200

     There were no inter-segment revenues.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the financial statements and related notes appearing in United Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2000. The following discussion contains forward-looking statements concerning the expectation of continued losses, cash needed for clinical trials and product research and development contract obligations during 2001, the funding for such expenses, expectations concerning milestone and royalty payments in 2001, the use of net operating loss carryforwards and business tax credit carryforwards, the completion of in-process research and development products, the levels of working capital required for existing research and development and general and administrative programs, the expected levels of Remodulin sales if approved and the adequacy of United Therapeutics’ resources to fund operations through 2004. These forward-looking statements reflect the plans and beliefs of management as of the date of this report. Actual results could differ materially from those anticipated in the forward-looking statements. Factors that could cause or contribute to such differences include the risk factors discussed below and those set forth in the section “Risk Factors” in the Registration Statement as filed on Form S-3 on June 8, 2001.

     Overview

     United Therapeutics is a biotechnology company focused on commercialization of unique therapeutic products to treat cardiovascular, infectious and inflammatory diseases. United Therapeutics commenced operations in June 1996 and, since its inception, has devoted substantially all of its resources to its research and development programs. United Therapeutics’ lead product in development is Remodulin. United Therapeutics has generated pharmaceutical revenues from arginine product sales, synthesis services, the resale of certain medical supplies used for its pharmaceutical products and government grants, as well as non-pharmaceutical revenues from telemedicine products. United Therapeutics has funded its operations primarily from the proceeds of the sales of common stock.

     United Therapeutics has incurred net losses each year since inception and had an accumulated deficit of $154.7 million at September 30, 2001. United Therapeutics expects to continue to incur net losses and cannot provide assurances that, in the future, it will become profitable.

     Financial Position

     United Therapeutics has funded its operations primarily from the sales of common stock since its inception.

     Cash, cash equivalents and investments at September 30, 2001 were $180.6 million as compared to $215.4 million at December 31, 2000. The decrease of approximately $34.8 million is primarily a result of cash used in operations during the nine months ended September 30, 2001.

     At September 30, 2001, total liabilities were approximately $14.5 million, as compared to approximately $15.9 million at December 31, 2000 and consisted primarily of trade payables, accrued expenses and amounts due to affiliates. The decrease of approximately $1.4 million is primarily a result of reduced clinical trials expenses. At September 30, 2001, total stockholders’ equity was approximately $203.6 million, as compared to $234.7 million at December 31, 2000.

     Results Of Operations

     Three months ended September 30, 2001 and 2000

     Revenues for the three months ended September 30, 2001 were approximately $1.3 million, as compared to approximately $404,000 for the three months ended September 30, 2000. The increase was due primarily to sales by subsidiaries acquired late in 2000.

     Research and development expenses consist primarily of costs to acquire pharmaceutical products and product rights for development and amounts paid to contract research organizations, hospitals and laboratories for the provision of services and materials for drug development and clinical trials. Research and development expenses were $8.0 million for the three months ended September 30, 2001, as compared to $8.1 million for the three months ended September 30, 2000. The decrease was due primarily to reductions in patient enrollment in United Therapeutics’ clinical trials and other research.

     General and administrative expenses consist primarily of salaries, office expenses, professional fees, provision for doubtful accounts receivable, and depreciation and amortization. General and administrative expenses were $3.4 million for the three months ended September 30, 2001, as compared to $2.4 million for the three months ended September 30, 2000. Approximately $408,000 of the increase related to amortization of goodwill and other intangible assets resulting from the acquisition of Medicomp, Inc., Telemedical Procedures, LLC and Cooke Pharma, Inc. in December 2000. Approximately $600,000 of the increase related to professional fees, insurance, increased staffing, rent and related travel to support expanded operations.

     The increases in cost of sales and sales and marketing expenses in 2001 relate primarily to the activities of subsidiaries acquired in late 2000.

     Interest income for the three months ended September 30, 2001 was $2.2 million, as compared to approximately $3.4 million for the three months ended September 30, 2000. This decrease was attributable primarily to a decline in interest rates and a decrease in the amount of cash available for investing.

     Nine Months Ended September 30, 2001 and 2000

     Revenues for the nine months ended September 30, 2001 were approximately $4.1 million, as compared to approximately $1.3 million for the nine months ended September 30, 2000. The increase was due primarily to sales by subsidiaries acquired late in 2000.

     Research and development expenses consist primarily of costs to acquire pharmaceutical products and product rights for development and amounts paid to contract research organizations, hospitals and laboratories for the provision of services and materials for drug development and clinical trials. Research and development expenses were $26.1 million for the nine months ended September 30, 2001, as compared to $42.8 million for the nine months ended September 30, 2000. The decrease of approximately $16.7 million was due primarily to the prior year expenditure of approximately $19.8 million in licensing fees (consisting of $1.0 million in cash and common stock valued at approximately $18.8 million) in June 2000 to obtain the exclusive rights to develop sustained release formulations of Beraprost in the United States and Canada, offset primarily by increased expenses in 2001 related to other research.

     General and administrative expenses consist primarily of salaries, office expenses, professional fees, provision for doubtful accounts receivable, and depreciation and amortization. General and administrative expenses were $10.4 million for the nine months ended September 30, 2001, as compared to $7.9 million for the nine months ended September 30, 2000. This increase was due to increased expenses of approximately $596,000 related to the provision for doubtful accounts receivables and the write-off of obsolete inventory. Approximately $1.2 million of the increase related to amortization of goodwill and other intangible assets resulting from the acquisition of Medicomp, Inc., Telemedical Procedures, LLC and Cooke Pharma, Inc. in December 2000. Approximately $1.9 million of the increase related to professional fees, insurance, increased staffing, rent and related travel to support expanded operations. These increases were offset by a nonrecurring grant in 2000 of stock totaling $1.5 million.

     The increases in cost of sales and sales and marketing expenses in 2001 relate primarily to the activities of subsidiaries acquired in late 2000.

     Interest income for the nine months ended September 30, 2001 was $7.9 million, as compared to approximately $6.7 million for the nine months ended September 30, 2000. This increase was attributable primarily to an increase in the amount of cash invested in non-current debt securities.

     In-Process Research & Development

     During 2000, United Therapeutics acquired Cooke Pharma, Inc. in a purchase transaction which resulted in a write-off of in-process research and development (IPR&D) related to in-process projects that had not yet reached technological feasibility and had no alternative future uses. The projects under development at the valuation date were expected to address the coronary and peripheral arterial disease markets as well as the market that is at risk of developing some form of heart disease. It was anticipated that research and development related to these projects would be completed by 2002. However, United Therapeutics has determined to initiate studies of arginine in pulmonary hypertension prior to coronary and peripheral arterial diseases. These studies in pulmonary hypertension are expected to commence in 2002. The delay in the coronary and peripheral arterial disease studies is not expected to have a material impact on United Therapeutics.

     Also during 2000, United Therapeutics acquired Medicomp, Inc. in a purchase transaction which resulted in a write-off of IPR&D related to in-process projects that had not yet reached technological feasibility and had no alternative future uses. At the acquisition date, Medicomp was conducting design, development, engineering and testing activities associated with the completion of a number of new technological innovations that were integral to Medicomp’s plan to launch a first generation wireless heart monitoring system. It was anticipated that completion of these projects would range from 9 to 12 months. Completion may take an additional 6 to 9 months. This delay is not expected to have a material impact on United Therapeutics.

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

     United Therapeutics’ working capital at September 30, 2001 was $97.4 million, as compared with $210.6 million at December 31, 2000. This reduction is primarily due to the investment in long-term debt securities of approximately, $83.6 million as of September 30, 2001. These long-term investments mature in 2002 through 2006. Current liabilities at September 30, 2001 were approximately $9.6 million, as compared with $11.5 million at December 31, 2000. United Therapeutics’ debt at September 30, 2001 was $2.0 million, as compared with $1.9 million at December 31, 2000 and consisted of equipment leases and two mortgage notes, one secured by a certificate of deposit, and both secured by the buildings and property owned by United Therapeutics located at 1106 – 1110 Spring Street in Silver Spring, Maryland. Both mortgages are payable in monthly installments over 30 years.

     Net cash used in operating activities was approximately $31.5 million and $21.1 million for the nine month periods ended September 30, 2001 and 2000, respectively. The increase resulted from the expansion of United Therapeutics’ operations, particularly with respect to increased costs for clinical trials and other research. For the nine month periods ended September 30, 2001 and 2000, United Therapeutics invested approximately $436,000 and $363,000 respectively, in cash for property, plant and equipment. In addition, for the nine months ended September 30, 2001, approximately $79.7 million was used to invest in debt investments and for the nine months ended September 30, 2000, approximately $19.8 million was provided from the sales and maturities of investments. Net cash used in financing activities was approximately $2.9 million for the nine month period ended September 30, 2001 and net cash provided by financing activities was approximately $210.7 million for the nine month period ended September 30, 2000. Cash flows used in financing activities for the nine month period ended September 30, 2001 were primarily used to repurchase shares of United Therapeutics’ common stock. Cash flows from financing activities for the nine-month period ended September 30, 2000 were derived primarily from the private placements of common stock in January and July 2000.

     United Therapeutics has contracted with various companies and research organizations to coordinate and perform clinical trials and to provide other services related to the development of Remodulin, Beraprost and other products. It is anticipated that approximately $3.5 million in cash will be used during the remainder of 2001 under these agreements. These expenses will be funded from existing working capital. United Therapeutics expects to make milestone payments pursuant to existing license agreements of up to approximately $300,000 during the remainder of 2001. United Therapeutics expects to make royalty payments relating to sales of Remodulin, if approved by the FDA, and other products during 2001. The royalties will range from 1% to 10% of sales from these products. United Therapeutics anticipates that its existing research and development and general and administrative programs will require similar levels of working capital as has been used in recent quarters.

     In December 2000, United Therapeutics provided guidance in respect of revenues from the expected sales of its lead drug, Remodulin, based on FDA approval of Remodulin by April 16, 2001. On August 9, 2001, the Cardiovascular and Renal Drugs Advisory Committee of the U.S. Food and Drug Administration (FDA) recommended approval of Remodulin for pulmonary arterial hypertension by a vote of 6 to 3. As a result of this positive recommendation, United Therapeutics refiled an amended New Drug Application (NDA) on August 9, 2001 and is now awaiting the FDA’s action. United Therapeutics believes that its prior revenue projections will be adversely affected by the time delay in commercial launch of Remodulin, the extent of which is not known. United Therapeutics expects that existing capital resources will be adequate to fund its operations through 2004. United Therapeutics’ future capital requirements and the adequacy of its available funds will depend on many factors, including:

•	Regulatory approval of Remodulin;
•	Size and scope of its development efforts for existing and additional products;
•	Future milestone and royalty payments;
•	Cost, timing and outcomes of regulatory reviews;
•	Rate of technological advances;
•	Status of competitive products;
•	Defending and enforcing intellectual property rights;
•	Development of manufacturing resources or the establishment, continuation or termination of third-party manufacturing arrangements;
•	Establishment, continuation or termination of third-party clinical trial arrangements;
•	Development of sales and marketing resources or the establishment, continuation or termination of third-party sales and marketing arrangements;
•	Establishment of additional strategic or licensing arrangements with other companies; and
•	Risks associated with acquisitions, including the ability to integrate acquired businesses.

     As of September 30, 2001, United Therapeutics had available approximately $77.0 million in net operating loss carryforwards and $22.7 million in business tax credit carryforwards for federal income tax purposes that expire at various dates through 2019. A portion of these carryforward items is subject to certain limitations. United Therapeutics does not believe that the limitations will cause the net operating loss and general business credit carryforwards to expire unused.

     Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (the FASB) issued SFAS No. 141, Business Combinations (SFAS 141), and SFAS No. 142, Goodwill And Other Intangible Assets (SFAS 142). SFAS 141 addresses the accounting for acquisitions of businesses and is effective for acquisitions occurring on or after July 1, 2001. SFAS 142 addresses the method of identifying and measuring goodwill and other intangible assets acquired in a business combination, eliminates further amortization of goodwill, and requires periodic evaluations of impairment of goodwill balances. SFAS 142 is effective for the Company’s fiscal year beginning January 1, 2002. The Company is currently assessing the impact of adoption of SFAS 141 and SFAS 142, though no material adverse effect is anticipated. The Company amortized $1.5 million and $455,000 of goodwill during the nine month periods ended September 30, 2001 and 2000, respectively. Unamortized goodwill at January 1, 2002, the expected date of adoption, will be approximately $7.1 million.

     In October 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (SFAS 144). The provisions of SFAS 144 require the use of a consistent accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired and extend the presentation of discontinued operations to include more disposal transactions. SFAS 144 will be effective for the Company’s fiscal year beginning January 1, 2002. Management believes that the adoption of SFAS 144 will not have a material effect on the Company’s consolidated results of operations or financial position.

     Recent Developments

     In October 2001, the clinical development of United Therapeutics’ pharmaceutical product, the immediate release formulation of Beraprost for peripheral vascular disease, was terminated due to unsatisfactory results.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     A substantial portion of United Therapeutics’ assets are investment grade debt instruments such as securities of federal agencies which carry the direct or implied guarantee of the U.S. government and corporate debt securities. The market value of investments fluctuates with current market interest rates. In general, as rates increase, the market value of a debt instrument would be expected to decrease. The opposite is also true. To minimize such market risk, United Therapeutics has in the past and, to the extent possible, will continue in the future to hold such debt instruments to maturity at which time these instruments will be redeemed at their stated or face value. Due to the short average duration, (approximately 2 years) and nature of these instruments, United Therapeutics does not believe that it has a material exposure to interest rate risk related to its investment portfolio. Investments at September 30, 2001 were $94.1 million and the weighted average effective interest rate was approximately 5 percent.

Part II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

     None.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registration, incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-76409)
3.2	Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement (Registration No. 333-76409)
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.5	Stock Option Grant to purchase shares of United Therapeutics’ common stock, issued on September 16, 1998, to Toray Industries, Inc., incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on form S-1 (Registration No. 333-76409)
4.7	Form of Purchase Agreement dated as of December 22, 1999, incorporated by reference to Exhibit 4.6 of the Registrant’s Registration Statement on form S-1 (Registration No. 333-93853)
4.9	Stock Option Grant issued on June 27, 2000 to Toray Industries, Inc., incorporated by reference to Exhibit 4.8 of the Registrant’s Registration Statement on Form S-3 (Registration No. 333-40598)
4.10	Form of Stock Purchase Agreement dated July 13, 2000 incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed July 14, 2000.
4.12	Escrow Agreement, dated as of December 15, 2000 among Registrant, UP Subsidiary Corporation, Cooke Pharma, Inc., and Mahon, Patusky, Rothblatt & Fisher, Chartered, as escrow agent, incorporated by reference to Exhibit 2.3 of the Registrant’s Form 8-K/A dated December 15, 2000.
4.13	Registration Rights Agreement, dated as of December 28, 2000 by and between the Registrant and Medicomp, Inc., incorporated by reference to Exhibit 2.2 of the Registrant’s Form 8-K/A dated December 28, 2000.
4.14	Escrow Agreement, dated as of December 28, 2000 among Registrant, UTSC Sub Acquisition, Inc., Medicomp, Inc., Mahon, Patusky, Rothblatt & Fisher, Chartered, as escrow agent, and Chicago Title, as successor escrow agent, incorporated by reference to Exhibit 2.3 of the Registrant’s Form 8-K/A dated December 28, 2000.
4.15	Rights Agreement, dated as of December 17, 2000 between Registrant and The Bank of New York, as Rights Agent, including the Certificate of Designation, Rights and Preferences for the Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 4 of Registrant’s Form 8-K dated December 17, 2000.

     (b)  Reports on Form 8-K

     On August 15, 2001, the Registrant filed a Form 8-K dated August 9, 2001 reporting an Item 5 event.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED THERAPEUTICS CORPORATION

Date November 9, 2001	/s/ Martine A. Rothblatt By: Martine A. Rothblatt Title: Chief Executive Officer

/s/ Fred T. Hadeed By: Fred T. Hadeed Title: Chief Financial Officer