Form 10-Q
period 2002-03-31
UNITED THERAPEUTICS CORP
filed 2002-05-14
CIK 1082554

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ______to ______

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
If Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   X        No ___

The number of shares outstanding of the issuer’s common stock, par value $.01 per share, as of May 10, 2002 was 20,227,886.

INDEX

Page

Part I. FINANCIAL INFORMATION (UNAUDITED)
Item 1. Financial Statements
Consolidated Balance Sheets	1
Consolidated Statements of Operations	2
Consolidated Statements of Cash Flows	3
Notes to Consolidated Financial Statements	4
Item 2. Management’s Discussion and Analysis of Financial	7
Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk	11
Part II. OTHER INFORMATION
Item 2. Changes in Securities	11
Item 6. Exhibits and Reports on Form 8-K	12
SIGNATURES	14

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

UNITED THERAPEUTICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2002	2001

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,726	$24,373
Marketable investments	43,584	31,677
Accounts receivable, net of allowance of $217 for 2002 and $198 for 2001	1,769	1,452
Interest receivable	2,682	2,772
Prepaid expenses	767	917
Inventories	5,905	6,025
Other current assets	1,921	1,787

Total current assets	77,354	69,003
Marketable investments	97,902	116,249
Certificate of deposit	614	605
Goodwill, net	7,465	7,465
Other intangible assets, net	7,670	7,900
Property, plant, and equipment, net	6,709	6,403
Investment in affiliate	4,334	4,342
Other	150	154

Total assets	$202,198	$212,121

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,428	$6,349
Accounts payable to affiliate	—	318
Accrued expenses	2,816	3,454
Due to affiliate	1,500	500
Current portion of notes and leases payable	104	102
Other current liabilities	80	75

Total current liabilities	7,928	10,798
Notes and leases payable, excluding current portion	1,814	1,836
Due to affiliate	1,648	3,079
Other liabilities	6	9

Total liabilities	11,396	15,722

Stockholders’ equity:
Preferred stock, par value $.01, 10,000,000 shares authorized, no shares issued	—	—
Series A junior participating preferred stock, par value $ .01, 100,000 authorized, no shares issued	—	—
Common stock, par value $.01, 100,000,000 shares authorized, 20,751,820 shares issued and 20,225,220 outstanding	208	208
Additional paid-in capital	365,315	365,235
Accumulated deficit	(167,847)	(162,170)
Treasury stock, 526,600 shares	(6,874)	(6,874)

Total stockholders’ equity	190,802	196,399

Total liabilities and stockholders’ equity	$202,198	$212,121

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

UNITED THERAPEUTICS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(UNAUDITED)

	Three months ended March 31,

	2002	2001

Revenues:
Sales	$1,406	$1,263
Sales to affiliates	—	220

Total revenues	1,406	1,483

Operating expenses:
Research and development	4,509	8,469
General and administrative	2,584	3,920
Sales and marketing	518	845
Cost of sales	770	805

Total operating expenses	8,381	14,039

Loss from operations	(6,975)	(12,556)

Other income (expense):
Interest income	1,999	3,285
Interest expense	(34)	(39)
Equity loss in affiliate	(77)	(62)
Write-down of marketable investments	(538)	—
Other — net	(53)	(31)

Total other income, net	1,297	3,153

Net loss before income tax	(5,678)	(9,403)
Income tax	—	—

Net loss	$(5,678)	$(9,403)

Net loss per common share — basic and diluted	$(0.28)	$(0.46)

Weighted average number of common shares outstanding — basic and diluted	20,225,220	20,392,682

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

UNITED THERAPEUTICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(UNAUDITED)

	Three months ended March 31,

	2002	2001

Cash flows from operating activities:
Net loss	$(5,678)	$(9,403)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	495	662
Provision for doubtful accounts receivable	19	229
Loss on disposals of equipment	—	14
Stock and options issued to employees and consultants	81	448
Amortization of discount on investments	529	(143)
Write down of marketable investments	538	—
Equity loss in affiliate	77	62
Changes in operating assets and liabilities:
Accounts receivable	(336)	(479)
Interest receivable	90	—
Inventories	22	(737)
Prepaid expenses	150	504
Other assets	(130)	41
Accounts payable	(2,921)	941
Accounts payable due to affiliate	(318)	63
Accrued expenses	(638)	(655)
Due to affiliates	(500)	(3)
Other liabilities	1	(138)

Net cash used in operating activities	(8,519)	(8,594)

Cash flows from investing activities:
Purchases of property, plant, and equipment	(473)	(193)
Proceeds from disposals of property, plant, and equipment	1	25
Purchases of investments and certificate of deposit	(1,226)	(22,323)
Maturities of investments	6,590	14,564

Net cash provided by (used in) investing activities	4,892	(7,927)

Cash flows from financing activities:
Proceeds from the exercise of stock options	—	4
Payments to repurchase common stock	—	(995)
Principal payments on notes payable and capital lease obligations	(20)	(19)

Net cash used in financing activities	(20)	(1,010)

Net decrease in cash and cash equivalents	(3,647)	(17,531)
Cash and cash equivalents, beginning of period	24,373	200,935

Cash and cash equivalents, end of period	$20,726	$183,404

Supplemental schedule of cash flow information — Cash paid for interest	$35	$38

Noncash investing and financing activities — Equipment acquired under a capital lease	$—	$34

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

UNITED THERAPEUTICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002
(UNAUDITED)

1.   ORGANIZATION AND BUSINESS DESCRIPTION

     United Therapeutics Corporation (United Therapeutics) is a biotechnology company focused on chronic and life-saving therapeutics. United Therapeutics is active in three therapeutic areas – cardiovascular medicine, infectious disease and oncology – with five therapeutic platforms – prostacyclin analogs, arginine formulations, telemedicine, monoclonal antibodies and flavovirus re-entry inhibitors. United Therapeutics was incorporated on June 26, 1996 under the laws of the State of Delaware and has four wholly owned subsidiaries: Lung Rx, Inc., Unither Pharmaceuticals, Inc. (UPI), Unither Telemedicine Services Corp. (UTSC), and United Therapeutics Europe, Ltd.

     In February 2002, the FDA informed United Therapeutics that Remodulin was approvable for the indication of pulmonary arterial hypertension in patients with NYHA class II-IV symptoms. Final approval is conditioned on the FDA’s acceptance of the product label and United Therapeutics’ agreement to perform a post marketing Phase IV clinical study to further assess the clinical benefits of Remodulin. United Therapeutics has agreed to perform the post marketing Phase IV clinical study. Planning is also underway for the clinical study of Remodulin in critical limb ischemia. Preclinical development of the flavovirus re-entry inhibitor, UT231B, is nearing completion and planning is underway for its first study in patients with hepatitis C expected to commence in late 2002.

2.   BASIS OF PRESENTATION

     The consolidated financial statements included herein have been prepared, without audit, pursuant to Regulation S-X of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto contained in United Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission.

     In the opinion of United Therapeutics’ management, any adjustments contained in the accompanying unaudited consolidated financial statements are of a normal recurring nature, necessary to present fairly its financial position as of March 31, 2002 and its results of operations and its cash flows for the three-month periods ended March 31, 2002 and 2001. Interim results are not necessarily indicative of results for an entire year.

3.   MARKETABLE INVESTMENTS

     United Therapeutics’ marketable investments are considered held-to-maturity securities. Held-to-maturity securities are those securities that United Therapeutics has the ability and intent to hold until maturity and are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method. Investments at March 31, 2002 consist of federally sponsored and corporate debt securities and certificates of deposit. The fair market value of this portfolio at March 31, 2002 was $139.8 million.

     Marketable investments are regularly reviewed for other-than-temporary declines in fair value. When it is determined that the decline in fair value of an investment below the accounting basis is other-than-temporary, the carrying value of the investment is reduced and recorded as a loss in the amount of any such decline. For the three months ended March 31, 2002, a review for other-than-temporary declines in fair value resulted in a reduction of the carrying value of certain marketable investments in the amount of approximately $538,000.

4.   INVENTORIES

     United Therapeutics manufactures certain compounds and purchases medical supplies for use in its ongoing clinical trials. United Therapeutics purchases components for and assembles cardiac monitoring equipment. United Therapeutics contracts with a third party manufacturer to make the HeartBar products. These inventories are accounted for under the first-in, first-out method. At March 31, 2002 and December 31, 2001, inventories consisted of the following (in thousands):

	March 31, 2002	December 31, 2001

Remodulin	$3,390	$3,405
Medical supplies	1,274	1,283
Cardiac monitoring equipment components	485	544
HeartBar products	756	793

Total Inventories	$5,905	$6,025

5.   GOODWILL AND OTHER INTANGIBLE ASSETS

     In July 2001, the Financial Accounting Standards Board (the FASB) issued SFAS No. 142, Goodwill And Other Intangible Assets (SFAS 142). SFAS 142 addresses the method of identifying and measuring goodwill and other intangible assets acquired in a business combination, eliminates further amortization of goodwill, and requires periodic evaluations of impairment of goodwill balances. United Therapeutics adopted SFAS 142 on January 1, 2002.

     United Therapeutics reviews the recoverability of goodwill and other intangible assets annually or more frequently if events occur which may impair these assets. The measurement of possible impairment is based primarily on the ability to recover the balance of the goodwill and other intangible assets from expected future operating cash flows on an undiscounted basis. Impairment losses are recognized when expected future cash flows are estimated to be less than the asset’s carrying value. In management’s opinion, no impairment exists at March 31, 2002.

     The following table presents the pro forma financial results for the three months ended March 31, 2002 and 2001, respectively, on a basis consistent with the new accounting principle (in thousands, except per share data):

	March 31,

	2002	2001

Reported net loss	$(5,678)	$(9,403)
Add back goodwill amortization	—	269

Adjusted net loss	$(5,678)	$(9,134)

Basic and diluted net loss per share:
Reported net loss	$(0.28)	$(0.46)
Add back goodwill amortization	—	0.01

Adjusted net loss per share	$(0.28)	$(0.45)

     Other intangibles assets at March 31, 2002 and December 31, 2001 were comprised as follows (in thousands):

	March 31,	December 31,
	2002	2001

Noncompete agreement	$273	$273
Trademarks	2,802	2,802
Technology and patents	5,864	5,864

	8,939	8,939
Less — accumulated amortization	(1,269)	(1,039)

Other intangible assets, net	$7,670	$7,900

     As of January 1, 2002, the aggregate amortization expense for each of the five succeeding years is estimated as follows (in thousands):

Year ending December 31,

2002	$897
2003	833
2004	449
2005	449
2006	449

6.    SEGMENT INFORMATION

      Segment information as of and for the three-month period ended March 31, 2002 was as follows (in thousands):

	Pharmaceutical	Telemedicine	Consolidated Totals

Revenues	$551	$855	$1,406
Losses	$(4,906)	$(772)	$(5,678)
Interest income	$1,996	$3	$1,999
Depreciation and amortization	$265	$230	$495
Goodwill, net	$1,287	$6,178	$7,465
Total assets	$190,835	$11,363	$202,198

     Segment information as of and for the three month period ended March 31, 2001 was as follows (in thousands):

	Pharmaceutical	Telemedicine	Consolidated Totals

Revenues	$837	$646	$1,483
Losses	$(8,546)	$(857)	$(9,403)
Interest income	$3,272	$13	$3,285
Depreciation and amortization	$361	$301	$662
Goodwill, net	$1,964	$6,531	$8,495
Total assets	$229,663	$11,336	$240,999

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the consolidated financial statements and related notes appearing in United Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2001. The following discussion contains forward-looking statements concerning the expectation of continued losses, cash needed for clinical trials and product research and development contract obligations during 2002, the funding for such expenses, expectations concerning milestone and royalty payments in 2002, the use of net operating loss carryforwards and business tax credit carryforwards, the completion of in-process research and development products, the levels of working capital required for existing research and development and general and administrative programs, the outcome and timing of regulatory approvals, the expected levels and timing of Remodulin sales and the adequacy of United Therapeutics’ resources to fund operations through 2004. These forward-looking statements reflect the plans and beliefs of management as of the date of this report. Actual results could differ materially from those anticipated in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and in the section “Risk Factors” in United Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2001.

     Overview

     United Therapeutics is a biotechnology company focused on commercialization of unique therapeutic products to treat chronic and life-threatening cardiovascular, infectious and oncological diseases. United Therapeutics commenced operations in June 1996 and, since its inception, has devoted substantially all of its resources to its research and development programs. United Therapeutics’ lead product is Remodulin. In February 2002, the FDA notified United Therapeutics that Remodulin was deemed approvable for the treatment of pulmonary arterial hypertension in patients with NYHA class II-IV symptoms. Final approval is conditioned on the FDA’s acceptance of the product label and United Therapeutics’ agreement to perform a post marketing Phase IV clinical study to further assess the clinical benefit of Remodulin. United Therapeutics has agreed to perform the post marketing Phase IV clinical study. United Therapeutics has generated pharmaceutical revenues from sales of Remodulin on a government-reimbursed basis in certain European countries, arginine product sales, chemical synthesis services, the resale of certain medical supplies used for its pharmaceutical products and government grants, as well as non-pharmaceutical revenues from telemedicine products and services. United Therapeutics has funded its operations primarily from the proceeds of the sales of common stock.

     United Therapeutics has incurred net losses each year since inception and had an accumulated deficit of approximately $167.8 million at March 31, 2002. United Therapeutics expects to continue to incur net losses and cannot provide assurances that, in the future, it will become profitable.

     Financial Position

     Cash, cash equivalents and marketable investments at March 31, 2002 were approximately $162.2 million as compared to approximately $172.3 million at December 31, 2001. The decrease of approximately $10.1 million is due primarily to funds used in operations during the three months ended March 31, 2002.

     At March 31, 2002, total liabilities were approximately $11.4 million, as compared to approximately $15.7 million at December 31, 2001 and consisted primarily of trade payables and accrued expenses. The decrease in total liabilities of approximately $4.3 million was due primarily to a decrease in expenses related to patient enrollment in United Therapeutics’ clinical trials. At March 31, 2002, total stockholders’ equity was approximately $190.8 million, as compared to $196.4 million at December 31, 2001.

     Results Of Operations

     Three months ended March 31, 2002 and 2001

     Revenues for the three months ended March 31, 2002 were approximately $1.4 million, as compared to approximately $1.5 million for the three months ended March 31, 2001. Approximately $204,000 was earned from the sale of Remodulin to foreign distributors for the use in government-reimbursed patients in certain European countries. Approximately $253,000 of these revenues was earned from the resale of pumps and supplies to distributors in connection with Remodulin. Approximately $855,000 of these revenues was earned from the sales of cardiac monitoring devices and services. Approximately $95,000 of these revenues was earned from sales of HeartBar products.

     Research and development expenses consist primarily of costs to acquire pharmaceutical products and product rights for development and amounts paid to contract research organizations, hospitals and laboratories for the provision of services and materials for drug development and clinical trials. Research and development expenses were approximately $4.5 million for the three months ended March 31, 2002, as compared to approximately $8.5 million for the three months ended March 31, 2001. The decrease of approximately $4.0 million was due primarily to a decrease in expenses related to patient enrollment in United Therapeutics’ clinical trials.

     General and administrative expenses consist primarily of salaries, office expenses, professional fees, provision for doubtful accounts receivable, and depreciation and amortization. General and administrative expenses were approximately $2.6 million for the three months ended March 31, 2002, as compared to approximately $3.9 million for the three months ended March 31, 2001. Approximately $564,000 of the decrease related to prior year expenses for the provision for doubtful accounts receivable and the write-off of obsolete inventory. Approximately $269,000 of the decrease related to the elimination of amortization expense for goodwill due to the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. Approximately $367,000 of the decrease related to stock options issued in exchange for services in the prior year.

     Interest income for the three months ended March 31, 2002 was approximately $2.0 million, as compared to approximately $3.3 million for the three months ended March 31, 2001. This decrease was attributable primarily to a decrease in the amount of cash available for investing resulting from amounts used for operations.

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

     Also during 2000, United Therapeutics acquired the assets of Medicomp, Inc. in a purchase transaction which resulted in a write-off of IPR&D related to in-process projects that had not yet reached technological feasibility and had no alternative future uses. At the acquisition date, Medicomp was conducting design, development, engineering and testing activities associated with the completion of a number of new technological innovations that were integral to Medicomp’s plan to launch a first generation automatic wireless heart monitoring system. It was anticipated that completion of these projects would occur in 2001. Completion is now expected to occur in 2002. This delay is not expected to have a material impact on United Therapeutics.

     Liquidity And Capital Resources

     Until June 1999, United Therapeutics financed its operations principally through various private placements of common stock. On June 17, 1999, United Therapeutics completed its initial public offering. Net proceeds to United Therapeutics, after deducting underwriting commissions and offering expenses, were approximately $56.4 million. In 2000, United Therapeutics closed two private placements and received aggregate net proceeds of approximately $209.0 million.

     United Therapeutics’ working capital at March 31, 2002 was approximately $69.4 million, as compared with approximately $58.2 million at December 31, 2001. Current liabilities at March 31, 2002 were approximately $7.9 million, as compared with approximately $10.8 million at December 31, 2001. United Therapeutics’ debt at March 31, 2002 and December 31, 2001 was approximately $1.9 million and consisted of equipment leases and two mortgage notes, one secured by a certificate of deposit, and both secured by the buildings and property owned by United Therapeutics located at 1106 — 1110 Spring Street in Silver Spring, Maryland. Both mortgages are due in monthly installments over 30 years.

     Net cash used in operating activities was approximately $8.5 million and $8.6 million for the three-month periods ended March 31, 2002 and 2001, respectively. For the three-month periods ended March 31, 2002 and 2001, United Therapeutics invested approximately $473,000 and $193,000 respectively, in cash for property, plant and equipment. Net cash used by financing activities was approximately $20,000 and $1.0 million for the three-month periods ended March 31, 2002 and March 31, 2001, respectively. Cash flows used in financing activities for the three-month period ended March 31, 2001 were primarily used to repurchase United Therapeutics’ common stock pursuant to a stock repurchase program that expired in December 2001.

     United Therapeutics has contracted with various companies and research organizations to coordinate and perform clinical trials and to provide other services related to the development of Remodulin and other products. It is anticipated that approximately $1.0 million in cash will be used during the remainder of 2002 under these current agreements. These expenses will be funded from existing working capital. United Therapeutics expects to make milestone payments pursuant to existing license agreements of up to approximately $200,000 during the remainder of 2002. United Therapeutics expects to make royalty payments relating to sales of Remodulin, if approved by the FDA, and HeartBar products during 2002. The royalties will range from 1% to 10% of sales from these products.

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

     As of March 31, 2002, United Therapeutics had available approximately $100.5 million in net operating loss carryforwards and approximately $25.4 million in business tax credit carryforwards for federal income tax purposes that expire at various dates through 2020. A portion of these carryforward items is subject to certain limitations. United Therapeutics does not believe that the limitations will cause the net operating loss and general business credit carryforwards to expire unused.

     Summary of Critical Accounting Policies

     Marketable Investments

     United Therapeutics invests portions of its cash in marketable debt securities. Due to United Therapeutics’ intent and ability to hold these investments until their maturities, they are reported at their amortized cost in the consolidated balance sheets. Had these investments been reported at their current fair values, United Therapeutics would have reported a net unrealized investment loss of approximately $1.7 million as of March 31, 2002.

     Inventory Capitalization

     United Therapeutics capitalizes inventory costs associated with the synthesis and manufacture of Remodulin prior to regulatory approval, based on management’s judgment of probable future commercialization. United Therapeutics would be required to expense previously capitalized costs related to pre-approval inventory upon a change in such judgment, due to, among other factors, a decision denying approval of the product candidate by the necessary regulatory bodies. At March 31, 2002, capitalized inventory related to Remodulin totaled approximately $3.4 million.

     Stock Options

     United Therapeutics applies the principles of APB No. 25 in accounting for its stock options issued to its employees. Had United Therapeutics applied the principles of SFAS No. 123 for its employee options, its net loss for the three-month periods ended March 31, 2002 and 2001 would have been approximately $8.7 million and $12.4 million, respectively.

     Investments in Affiliates

     The equity method of accounting is used to account for most of United Therapeutics’ investments in affiliates. The equity method of accounting generally requires United Therapeutics to report its share of the affiliates’ net losses or profits in its financial statements, but does not require that assets, liabilities, revenues and expenses of the affiliates’ be consolidated with United Therapeutics’ financial statements. The equity method of accounting is being applied generally due to the lack of control over these affiliates and the levels of ownership held by United Therapeutics.

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

     Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (the FASB) issued SFAS No. 141, Business Combinations (SFAS 141), and SFAS No. 142, Goodwill And Other Intangible Assets (SFAS 142). SFAS 141 addresses the accounting for acquisitions of businesses and is effective for acquisitions occurring on or after July 1, 2001. SFAS 142 addresses the method of identifying and measuring goodwill and other intangible assets acquired in a business combination, eliminates further amortization of goodwill, and requires periodic evaluations of impairment of goodwill balances. United Therapeutics adopted SFAS 142 as of January 1, 2002. The adoption did not have a significant impact on the consolidated financial statements.

     In October 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (SFAS 144). The provisions of SFAS 144 require the use of a consistent accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired and extend the presentation of discontinued operations to include more disposal transactions. United Therapeutics adopted SFAS 144 as of January 1, 2002. The adoption had no impact on the consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     United Therapeutics does not believe that it has material exposure to market risk. However, a substantial portion of United Therapeutics’ assets are investment grade debt instruments such as securities of federal agencies which carry the direct or implied guarantee of the U.S. government and corporate debt securities. The market value of these investments fluctuates with changes in current market interest rates. In general, as rates increase, the market value of a debt instrument would be expected to decrease. The opposite is also true. To minimize such market risk, United Therapeutics has in the past and, to the extent possible, will continue in the future to hold such debt instruments to maturity at which time these instruments will be redeemed at their stated or face value (which approximates their original cost). Due to the short average duration (approximately 2 years) and the intent of holding these investments to maturity, United Therapeutics does not believe that it has material exposure to market risk. Marketable investments at March 31, 2002 were reported at approximately $141.5 million and the weighted average effective interest rate was approximately 5.2 percent. The fair market value of marketable investments at March 31, 2002 was approximately $139.8 million.

Part II. OTHER INFORMATION

Item 2. Changes in Securities

     During the quarter ended March 31, 2002, United Therapeutics issued options to purchase an aggregate of 31,000 shares of common stock to consultants in exchange for services. The options’ exercise prices were set at the closing price of United Therapeutics’ common stock on the day preceding the grant of each of these options. United Therapeutics relied on Section 4(2) in their placement.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registration, incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-76409).
3.2	Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement (Registration No. 333-76409).
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Registration Rights Agreement, dated as of October 30, 1998, by and among the Registrant, Merrill Lynch KECALP L.P. 1997, and Merrill Lynch KECALP International L.P. 1997, incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-76409).

4.3	Form of Common Stock Purchase Agreement, executed as of March 1998, by and between the Registrant and each of Community Investment Partners III L.P., LLLP, Mary Ellen and Raul Evelio Perez, Trustees of the Mary Ellen Perez revocable trust dated October 28, 1993, Edward D. Jones & Co., Oakwood Investors I, L.L.C. and James L. Nouss, Jr., incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on form S-1 (Registration No. 333-76409).

4.4	Warrant to purchase shares of United Therapeutics common stock, issued on November 2, 1998 to Cortech, Inc., incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on form S-1 (Registration No. 333-76409).

4.5	Stock Option Grant to purchase shares of United Therapeutics’ common stock, issued on September 16, 1998, to Toray Industries, Inc., incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on form S-1 (Registration No. 333-76409).

4.6	Registration Rights Agreement, dated as of October 7, 1999, by and among the Registrant and Robert M. Moriarty, Ph.D., Raju Penmasta, Ph.D., Liang Guo, Ph.D., George W. Davis, Esq. and David Moriarty, incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q for the period ended September 30, 1999.

4.7	Form of Purchase Agreement dated as of December 22, 1999, incorporated by reference to Exhibit 4.6 of the Registrant’s Registration Statement on form S-1 (Registration No. 333-93853).
4.8	Registration Rights Agreement, dated as of June 27, 2000 by and between the Registrant and Toray Industries, Inc., incorporated by reference to Exhibit 4.7 of the Registrant’s Registration Statement on Form S-3 (Registration No. 333-40598).

4.9	Stock Option Grant issued on June 27, 2000 to Toray Industries, Inc., incorporated by reference to Exhibit 4.8 of the Registrant’s Registration Statement on Form S-3 (Registration No. 333-40598).
4.10	Form of Stock Purchase Agreement dated July 13, 2000 incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed July 14, 2000.
4.11	Registration Rights Agreement, dated as of December 15, 2000 by and between the Registrant and Cooke Pharma, Inc., incorporated by reference to Exhibit 2.2 of the Registrant’s Form 8-K/A dated December 15, 2000.

4.12	Escrow Agreement, dated as of December 15, 2000 among Registrant, UP Subsidiary Corporation, Cooke Pharma, Inc., and Mahon, Patusky, Rothblatt & Fisher, Chartered, as escrow agent, incorporated by reference to Exhibit 2.3 of the Registrant’s Form 8-K/A dated December 15, 2000.

4.13	Registration Rights Agreement, dated as of December 28, 2000 by and between the Registrant and Medicomp, Inc., incorporated by reference to Exhibit 2.2 of the Registrant’s Form 8-K/A dated December 28, 2000.
4.14	Escrow Agreement, dated as of December 28, 2000 among Registrant, UTSC Sub Acquisition, Inc., Medicomp, Inc., Mahon, Patusky, Rothblatt & Fisher, Chartered, as escrow agent, and Chicago Title, as successor escrow agent, incorporated by reference to Exhibit 2.3 of the Registrant’s Form 8-K/A dated December 28, 2000.

4.15	Rights Agreement, dated as of December 17, 2000 between Registrant and The Bank of New York, as Rights Agent, incorporated by reference to Exhibit 4 of Registrant’s Form 8-K dated December 17, 2000.
10.1*	Employment agreement dated December 15, 2000 between the Registrant and Darlene Walley.
10.2*	Employment agreement dated December 29, 2000 between the Registrant and Ricardo A. Balda.
10.3*	Employment agreement dated October 1, 2001 between the Registrant and Barry Kanarek.
10.4*	Employment agreement dated June 16, 2001 between the Registrant and Paul A. Mahon.
10.5*	Amendment dated December 21, 2000 to the employment agreement between the registrant and Martine A. Rothblatt.
10.6*	Employment agreement dated January 3, 2000 between the Registrant and Fred T. Hadeed.
10.7*	Amendment dated August 16, 2001 to the employment agreement between the Registrant and Fred T. Hadeed.
10.8*	Employment agreement dated October 22, 1999 between the Registrant and David Walsh.
10.9*	Employment agreement dated November 29, 2000 between the Registrant and Roger Jeffs.
10.10*	Promissory note dated May 8, 2002 between the Registrant and Roger Jeffs.
10.11*	Security agreement dated May 8, 2002 between the Registrant and Roger Jeffs.

*	Designates management contracts.

     (b)  Reports on Form 8-K

     On February 12, 2002, the Registrant filed a Form 8-K dated February 11, 2002 reporting an Item 5 event.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED THERAPEUTICS CORPORATION

Date: May 13, 2002	/s/ Martine A. Rothblatt By: Martine A. Rothblatt Title: Chief Executive Officer

/s/ Fred T. Hadeed By: Fred T. Hadeed Title: Chief Financial Officer