Form 10-Q
period 2002-06-30
UNITED THERAPEUTICS CORP
filed 2002-08-14
CIK 1082554

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended	June 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ___________________________ to ___________________________

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
If Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   [X]     No   [   ]

The number of shares outstanding of the issuer’s common stock, par value $.01 per share, as of August 12, 2002 was 20,897,422.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

UNITED THERAPEUTICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2002	2001

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,546	$24,373
Marketable investments	132,229	31,677
Accounts receivable, net of allowance of $153 for 2002 and $198 for 2001	10,587	1,452
Interest receivable	2,604	2,772
Prepaid expenses	1,787	917
Inventories	6,619	6,025
Other current assets	325	1,787

Total current assets	169,697	69,003

Marketable investments	—	116,249
Certificate of deposit	623	605
Goodwill, net	7,465	7,465
Other intangible assets, net	7,438	7,900
Property, plant, and equipment, net	6,731	6,403
Investments in affiliates	7,175	4,342
Note receivable from employee and other	1,475	154

Total assets	$200,604	$212,121

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,757	$6,349
Accounts payable to affiliates	176	318
Accrued expenses	2,840	3,454
Due to affiliates	2,143	500
Current portion of notes and leases payable	107	102
Other current liabilities	31	75

Total current liabilities	11,054	10,798

Notes and leases payable, excluding current portion	1,799	1,836
Due to affiliates	1,710	3,079
Other liabilities	5	9

Total liabilities	14,568	15,722

Stockholders’ equity:
Preferred stock, par value $.01, 10,000,000 shares authorized, no shares issued	—	—
Series A junior participating preferred stock, par value $.01, 100,000 authorized, no shares issued	—	—
Common stock, par value $.01, 100,000,000 shares authorized, 21,424,022 and 20,751,820 shares issued at June 30, 2002 and December 31, 2001, respectively, and 20,897,422 and 20,225,220 outstanding at June 30, 2002 and December 31, 2001, respectively	214	208
Additional paid-in capital	363,725	365,235
Accumulated deficit	(171,029)	(162,170)
Treasury stock, 526,600 shares	(6,874)	(6,874)

Total stockholders’ equity	186,036	196,399

Total liabilities and stockholders’ equity	$200,604	$212,121

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

UNITED THERAPEUTICS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,

	2002	2001	2002	2001

Revenues:
Sales	$11,564	$1,178	$12,970	$2,441
Sales to affiliates	—	136	—	355

Total revenue	11,564	1,314	12,970	2,796

Operating expenses:
Research and development	7,275	9,597	11,783	18,066
General and administrative	2,944	3,075	5,528	6,996
Sales and marketing	811	890	1,330	1,733
Cost of sales	1,913	725	2,683	1,530

Total operating expenses	12,943	14,287	21,324	28,325

Loss from operations	(1,379)	(12,973)	(8,354)	(25,529)

Other income (expense)
Interest income	1,859	2,453	3,859	5,738
Interest expense	(30)	(54)	(65)	(93)
Equity loss in affiliate	(67)	(93)	(144)	(155)
Other-net	(2)	20	(55)	(11)
Write-down of marketable investments	(3,561)	—	(4,100)	—

Total other income (expense)	(1,801)	2,326	(505)	5,479

Net loss before income tax	(3,180)	(10,647)	(8,859)	(20,050)

Income tax	—	—	—	—

Net loss	$(3,180)	$(10,647)	$(8,859)	$(20,050)

Net loss per common share - basic and diluted	$(0.16)	$(0.53)	$(0.43)	$(0.99)

Weighted average number of common shares outstanding - basic and diluted	20,521,215	20,277,089	20,374,035	20,334,556

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

UNITED THERAPEUTICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(UNAUDITED)

	Six months ended June 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(8,859)	$(20,050)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,007	1,381
Loss on disposals of equipment	—	16
Stock options to consultants	153	611
Amortization of premium/discounts on investments	1,071	(106)
Reserve for inventory obsolescence	300	—
Equity loss in affiliate	144	154
Write-down of marketable investments	4,100	—
Changes in operating assets and liabilities:
Accounts receivable	(9,090)	(802)
Interest receivable	168	—
Inventories	(1,175)	(1,388)
Prepaid expenses	(870)	(315)
Note receivable and other assets	(1,526)	22
Accounts payable	(592)	34
Due to affiliates	—	109
Accrued expenses	(614)	935
Other liabilities	(48)	(151)

Net cash used in operating activities	(15,831)	(19,550)

Cash flows from investing activities:
Purchases of property, plant and equipment	(637)	(330)
Proceeds from disposals of property, plant and equipment	1	25
Investment in AltaRex	(2,846)	—
Purchases of marketable investments	(1,218)	(37,170)
Sales and maturities of marketable investments	11,727	21,876

Net cash provided by (used in) investing activities	7,027	(15,599)

Cash flows from financing activities:
Proceeds from the exercise of stock options	10	4
Payments to repurchase common stock	—	(2,459)
Principal payments on notes payable	(10)	(8)
Principal payments on capital lease obligations	(23)	(32)

Net cash used in financing activities	(23)	(2,495)

Net decrease in cash and cash equivalents	(8,827)	(37,644)

Cash and cash equivalents, beginning of period	24,373	200,935

Cash and cash equivalents, end of period	$15,546	$163,291

Supplemental schedule of cash flow information -
Cash paid for interest	$69	$78

Noncash investing and financing activities -
Equipment acquired under a capital lease	$—	56

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

UNITED THERAPEUTICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002
(UNAUDITED)

1. ORGANIZATION AND BUSINESS DESCRIPTION

     United Therapeutics Corporation (United Therapeutics) is a biotechnology company focused on the development and commercialization of unique therapeutics to treat chronic and life-threatening diseases. United Therapeutics is active in three therapeutic areas — cardiovascular medicine, infectious disease and oncology — with five therapeutic platforms — prostacyclin analogs, arginine formulations, telemedicine, monoclonal antibody immunotherapy and iminosugar antiviral agents. United Therapeutics was incorporated on June 26, 1996 under the laws of the State of Delaware and has four wholly owned subsidiaries: Lung Rx, Inc., Unither Pharmaceuticals, Inc. (UPI), Unither Telemedicine Services Corp. (UTSC), and United Therapeutics Europe, Ltd.

     On May 21, 2002, the U. S. Food and Drug Administration (FDA) approved Remodulin® (treprostinil sodium) Injection for the treatment of pulmonary arterial hypertension in patients with NYHA class II-IV symptoms to diminish symptoms associated with exercise. United Therapeutics’ agreed with the FDA that it would perform a post-marketing phase IV clinical study to further assess the clinical benefits of Remodulin. The phase IV study must be completed within 24 months from the May 2002 approval and continued FDA approval is conditioned on the completion and outcome of the phase IV study. Regulatory approvals in France, Canada, Switzerland and Israel are pending. Additionally, United Therapeutics is planning clinical studies of Remodulin in critical limb ischemia. Preclinical development of the lead iminosugar agent, UT231B, has been completed and Phase I studies in normal volunteers have been initiated. United Therapeutics is also currently assessing the feasibility of conducting a phase III pivotal study of OvaRex® for the treatment of metastatic ovarian cancer. OvaRex is an immunotherapeutic monoclonal antibody that completed phase II testing prior to being in-licensed to United Therapeutics in April 2002.

     Approximately 500 patients receive Remodulin therapy worldwide, of which approximately 60% are reimbursable patients. Virtually all of the currently non-reimbursable patients reside in countries where Remodulin is not yet approved. Remodulin is sold and marketed in the U.S. by Priority Healthcare Corporation and Accredo Therapeutics, Inc. United Therapeutics is the manufacturer of Remodulin and sells Remodulin in bulk shipments to these distributors. The timing and extent of United Therapeutics’ sales of Remodulin are based on the timing and extent of these bulk orders from distributors. Sales of Remodulin and Remodulin delivery pumps and supplies are recognized as revenue when delivered to the distributors.

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

     In the opinion of United Therapeutics’ management, any adjustments contained in the accompanying unaudited consolidated financial statements are of a normal recurring nature, necessary to present fairly its financial position as of June 30, 2002 and its results of operations and its cash flows for the three and six-month periods ended June 30, 2002 and 2001. Interim results are not necessarily indicative of results for an entire year.

3. MARKETABLE INVESTMENTS

     United Therapeutics’ marketable investments, mainly corporate and federally sponsored debt securities and certificates of deposit, were historically considered held-to-maturity securities due to United Therapeutics’ ability and intent to hold those investments until maturity. Held-to-maturity investments are recorded at amortized cost in the balance sheet. The portfolio consisted of over 100 issues and had a weighted average maturity of approximately 1.6 years. In light of recent adverse changes in the bond markets, United Therapeutics began reassessing its investment program in June 2002. As a result of this reassessment, United Therapeutics decided to liquidate all marketable debt securities in the portfolio and invest the proceeds in money market funds, commercial paper and federal instruments. The entire investment portfolio was sold in July 2002. This resulted in a reclassification of the portfolio from the held-to-maturity category to the available-for-sale category. As a result of the reclassification and due to other-than-temporary impairments in the value of its investment portfolio, United Therapeutics recorded a charge against earnings of approximately $3.6 million for the three months ended June 30, 2002. At June 30, 2002, marketable investments reported at fair market value in the balance sheet totaled approximately $132.2 million, which reflects United Therapeutics estimate of realizable value based on quoted market prices on that day. In July 2002, United Therapeutics recorded an additional realized loss of approximately $3.3 million as a result of the liquidation of the investment portfolio and adverse bond market conditions.

4. INVENTORIES

     United Therapeutics manufactures certain compounds and purchases Remodulin delivery pumps and medical supplies for sales to distributors and use in its ongoing clinical trials. United Therapeutics purchases components for and assembles cardiac monitoring equipment. United Therapeutics contracts with a third party manufacturer to make the HeartBar® products. These inventories are accounted for under the first-in, first-out method. At June 30, 2002 and December 31, 2001, inventories consisted of the following (in thousands):

	June 30,	December 31,
	2002	2001

Remodulin	$3,498	$3,405
Remodulin delivery pumps and medical supplies	2,113	1,283
Cardiac monitoring equipment components	451	544
HeartBar products	557	793

Total inventories	$6,619	$6,025

5. GOODWILL AND OTHER INTANGIBLE ASSETS

     In July 2001, the Financial Accounting Standards Board (the FASB) issued SFAS No. 142, Goodwill And Other Intangible Assets (SFAS No. 142). SFAS No. 142 addresses the method of identifying and measuring goodwill and other intangible assets acquired in a business combination, eliminates further amortization of goodwill and requires periodic evaluations of impairment of goodwill balances. United Therapeutics adopted SFAS No. 142 on January 1, 2002.

     United Therapeutics reviews the recoverability of goodwill and other intangible assets annually or more frequently if events occur which may impair these assets. The measurement of possible impairment is based primarily on the ability to recover the balance of the goodwill and other intangible assets from expected future operating cash flows on an undiscounted basis. Impairment losses are recognized when expected future cash flows are estimated to be less than the asset’s carrying value. In management’s opinion, no impairment exists at June 30, 2002.

     The following table compares the financial results for the three and six month-periods ended June 30, 2002 and 2001, respectively, on a basis consistent with SFAS No. 142 (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Reported net loss	$(3,180)	$(10,647)	$(8,859)	$(20,050)
Add back goodwill amortization	—	269	—	538

Adjusted net loss	$(3,180)	$(10,378)	$(8,859)	$(19,512)

Reported net loss per share	$(0.16)	$(0.53)	$(0.43)	$(0.99)
Add back goodwill amortization	—	0.01	—	0.03

Adjusted net loss per share	$(0.16)	$(0.52)	$(0.43)	$(0.96)

     Other intangibles assets at June 30, 2002 and December 31, 2001 were comprised as follows (in thousands):

	June 30,	December 31,
	2002	2001

Noncompete agreement	$273	$273
Trademarks	2,802	2,802
Technology and patents	5,864	5,864

	8,939	8,939
Less — accumulated amortization	(1,501)	(1,039)

Other intangible assets, net	$7,438	$7,900

     As of January 1, 2002, the aggregate expense related to the amortization of intangible assets for each of the five succeeding years is estimated as follows (in thousands):

Year ending
December 31,

2002	$897
2003	833
2004	449
2005	449
2006	449

6. SEGMENT INFORMATION

     Segment information as of and for the three-month periods ended June 30, 2002 and 2001 was as follows (in thousands):

	Three Months Ended June 30, 2002			Three Months Ended June 30, 2001

			Consol-			Consol-
	Pharma-	Telemed-	idated	Pharma-	Telemed-	idated
	ceutical	icine	Totals	ceutical	icine	Totals

Revenues	$10,528	$1,036	$11,564	$760	$554	$1,314
Income (losses)	(2,281)	(899)	(3,180)	(9,740)	(907)	(10,647)
Interest income	1,860	(1)	1,859	2,438	15	2,453
Depreciation and amortization	270	241	511	400	318	718
Goodwill, net	1,287	6,178	7,465	1,812	6,414	8,226
Total assets	189,270	11,334	200,604	218,120	11,721	229,841

     Segment information as of and for the six-month periods ended June 30, 2002 and 2001 was as follows (in thousands):

	Six Months Ended June 30, 2002			Six Months Ended June 30, 2001

			Consol-			Consol-
	Pharma-	Telemed-	idated	Pharma-	Telemed-	idated
	ceutical	icine	Totals	ceutical	icine	Totals

Revenues	$11,079	$1,891	$12,970	$1,597	$1,199	$2,796
Income (losses)	(7,189)	(1,670)	(8,859)	(18,287)	(1,763)	(20,050)
Interest income	3,856	3	3,859	5,710	28	5,738
Depreciation and amortization	536	471	1,007	761	620	1,381
Goodwill, net	1,287	6,178	7,465	1,812	6,414	8,226
Total assets	189,270	11,334	200,604	218,120	11,721	229,841

7. EXCLUSIVE LICENSE AGREEMENT

     On April 17, 2002, United Therapeutics acquired an option to develop and commercialize a platform of five immunotherapeutic monoclonal antibodies from AltaRex Corp. through an agreement to exclusively license certain intellectual property from AltaRex. These products were being developed by AltaRex for use in ovarian, prostate, lung, breast, multiple myeloma and other forms of cancer. The most advanced product is OvaRex® MAb (oregovomab), which had completed phase II clinical testing for the treatment of metastatic ovarian cancer prior to its licensing to United Therapeutics. In that study, OvaRex did not achieve its overall endpoint for all patients, but did achieve a statistically significant prolongation in time to disease relapse in a well-defined subset of the total population tested. BrevaRex for multiple myeloma has completed phase I clinical testing. The other products are in the pre-clinical stages of development.

     Under the agreement, United Therapeutics and AltaRex agreed to work together during an initial assessment period of up to 240 days commencing on April 17, 2002 for the purposes of assessing all aspects of the development of the licensed technology conducted by or on behalf of AltaRex prior to April 17, 2002 and to develop solutions and strategies going forward with respect to all aspects of the successful development of the licensed technology. During the initial assessment period, United Therapeutics will fund all reasonable and direct ongoing development costs in accordance with the exclusive license agreement with respect to developing the licensed technology, according to a budget approved by United Therapeutics. If United Therapeutics does not provide written notice to AltaRex of its decision to proceed with the development of the licensed technology prior to the end of the initial assessment period, then AltaRex may, in its discretion, terminate the exclusive license upon 15 days advance written notice to United Therapeutics, unless United Therapeutics issues such notice of intention to AltaRex within that 15 day period. Upon 15 days written notice to AltaRex at any time during the initial assessment period, United Therapeutics may terminate the exclusive license.

     If United Therapeutics decides to proceed with the development of the licensed technology, it will bear the cost of the necessary research and development and will have full commercialization rights in all countries except Europe and most of the Middle East. United Therapeutics has agreed to pay AltaRex certain amounts based upon the achievement of specified milestones together with royalties based upon sales of products utilizing or incorporating the licensed technology. As part of these transactions, United Therapeutics acquired approximately 10 percent of the outstanding stock of AltaRex for $2.5 million in April 2002. This investment is classified with investments in affiliates in the accompanying balance sheets and is being accounted for on the cost method. United Therapeutics also has the right to acquire an additional $2.5 million of stock and convertible debt in AltaRex in August 2002. If exercised, the additional investment would bring United Therapeutics’ cumulative ownership in

AltaRex to approximately 19.9 percent. Payment of this second $2.5 million is required to maintain United Therapeutics’ rights to these products.

     During the quarter ended June 30, 2002, United Therapeutics reported expenses of approximately $2.7 million to AltaRex Corp. The majority of these expenses related to payments for drug material to be used for evaluation and testing. At June 30, 2002, approximately $618,000 was due to AltaRex and is reported in the balance sheet as due to affiliates and accounts payable to affiliates.

8. NOTE RECEIVABLE FROM EMPLOYEE

     In April 2002, United Therapeutics agreed to loan $1.3 million to Dr. Roger Jeffs, its President and Chief Operating Officer, to purchase his primary residence. The loan will be repaid at the end of five years or earlier, in part or in full, if Dr. Jeffs obtains a mortgage on the property, exercises and sells any United Therapeutics stock options, sells any United Therapeutics stock, or sells the property. Interest of 6.5 percent per year will accrue on the note. The loan is secured by the property, United Therapeutics stock that Dr. Jeffs owns and all compensation due to Dr. Jeffs from United Therapeutics. The note receivable is classified as noncurrent in the balance sheet at June 30, 2002. The Audit and Compensation Committee of the Board of Directors, as well as the full Board of Directors without the participation of Dr. Jeffs, approved this transaction.

9. STOCKHOLDERS’ EQUITY

     Loss per Share

     Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the respective periods. Common stock equivalents for the quarter ended June 30, 2002 consisted of options and warrants totaling approximately 140,000 shares. Common stock equivalents are not included in the calculation as their effect would be anti-dilutive. Accordingly, diluted loss per common share is the same as basic loss per common share.

     Cooke PH, Inc.

     United Therapeutics acquired certain assets and liabilities of Cooke PH, Inc. (formerly Cooke Pharma, Inc.) in December 2000. In accordance with the acquisition agreement, United Therapeutics was obligated to issue additional shares to Cooke PH, Inc. as a result of United Therapeutics’ stock price falling below a certain level. In addition, the parties agreed that United Therapeutics would reduce the number of shares to be issued to Cooke PH, Inc. if the assets it acquired were less or if the liabilities were greater than was represented by the sellers upon the acquisition date (escrow items). These escrow items totaled approximately $1.7 million.

     In May 2002, United Therapeutics and Cooke PH, Inc. agreed to resolve these aspects of their agreement through the issuance by United Therapeutics of an additional 669,002 shares of its common stock to Cooke PH, Inc. The effect of this issuance was to decrease current assets and additional paid in capital by approximately $1.7 million and to increase common stock outstanding by 669,002 shares.

     Stock Options

     In November 2001, the Compensation Committee of the Board of Directors approved a one-time plan to allow employees (except for the Chief Executive Officer) to voluntarily permit up to one-third of their outstanding options to be cancelled. In exchange for each cancelled option, United Therapeutics granted a new option in May 2002. There were approximately 453,000 options that were cancelled with exercise prices ranging from $27.50 to $116.38. The cancelled options were replaced with options priced at $12.69, the Nasdaq closing price on the award date of May 10, 2002. Each of the employees who participated did not have any options granted to them in the six months prior to or after the cancellation date in November 2001. No guarantees or other promises of renumeration were made to the employees who agreed to participate. In accordance with FASB Interpretation No. 44, no compensation expense was required to be recognized upon the grant of the replacement awards.

     United Therapeutics applies the principles of APB No. 25 in accounting for its stock options issued to its employees. Had United Therapeutics applied the principles of SFAS No. 123 for its employee options, its net loss for the three-month periods ended June 30, 2002 and 2001 would have been approximately $7.7 million and $13.7 million, respectively, and its net loss for the six-month periods ended June 30, 2002 and 2001 would have been approximately $17.8 million and $26.2 million, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements and related notes appearing in United Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2001. The following discussion contains forward-looking statements concerning the expectation of continued losses, cash needed for clinical trials and product research and development contract obligations during 2002, the funding for such expenses, expectations concerning milestone and royalty payments in 2002, the use of net operating loss carryforwards and business tax credit carryforwards, the completion of in-process research and development projects, the outcome and timing of regulatory approvals, the expected levels and timing of Remodulin sales, expected levels of future net losses and the adequacy of United Therapeutics’ resources to fund operations through 2004 and 2005. These forward-looking statements reflect the plans and beliefs of management as of the date of this report. Actual results could differ materially from those anticipated in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and in the section “Risk Factors” in United Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2001.

     Overview

     United Therapeutics is a biotechnology company focused on the development and commercialization of unique therapeutic products to treat chronic and life-threatening cardiovascular, infectious and oncological diseases. United Therapeutics commenced operations in June 1996 and, since its inception, has devoted substantially all of its resources to acquisitions and research and development programs. United Therapeutics’ lead product is Remodulin. On May 21, 2002, the U. S. Food and Drug Administration (FDA) approved Remodulin (treprostinil sodium) Injection for the treatment of pulmonary arterial hypertension in patients with NYHA class II-IV symptoms to diminish symptoms associated with exercise. United Therapeutics agreed with the FDA that it would perform a post-marketing phase IV clinical study to further assess the clinical benefits of Remodulin. The phase IV study must be completed within 24 months from the May 2002 approval and continued FDA approval is conditioned on the completion and outcome of the phase IV study. Regulatory approvals in France, Canada, Switzerland and Israel are pending. United Therapeutics has generated pharmaceutical revenues from sales of Remodulin to U.S. based distributors and on a government-reimbursed basis in certain European countries, arginine product sales, chemical synthesis services, the resale of certain medical supplies used for its pharmaceutical products and government grants, as well as non-pharmaceutical revenues from telemedicine products and services. United Therapeutics has funded its operations primarily from the proceeds of the sales of common stock.

     Approximately 500 patients receive Remodulin therapy worldwide, of which approximately 60% are reimbursable patients. Virtually all of the currently non-reimbursable patients reside in countries where Remodulin is not yet approved. Remodulin is sold and marketed in the U.S. by Priority Healthcare Corporation and Accredo Therapeutics, Inc. United Therapeutics is the manufacturer of Remodulin and sells Remodulin in bulk shipments to these distributors. The timing and extent of United Therapeutics’ sales of Remodulin are impacted by the timing and extent of these bulk orders from distributors. Late in the quarter ended June 30, 2002, United Therapeutics sold approximately $8.5 million of Remodulin to its two U.S. distributors. Those shipments were based on the distributors’ initial orders and reflected their estimates of the amount of Remodulin needed to provide for existing patients and to build an adequate inventory reserve for potential new and continuing patients. Sales of Remodulin and Remodulin delivery pumps and supplies are recognized as revenue when delivered to the distributors.

     United Therapeutics has incurred net losses each year since inception and had an accumulated deficit of approximately $171.0 million at June 30, 2002. United Therapeutics expects to continue to incur net losses and cannot provide assurances that, in the future, it will become profitable.

     Financial Position

     Cash, cash equivalents and marketable investments at June 30, 2002 were approximately $147.8 million as compared to approximately $172.3 million at December 31, 2001. The decrease of approximately $24.5 million is due primarily to cash used in operating activities totaling approximately $15.8 million, a loss on investments of approximately $4.1 million and the acquisition of an investment in AltaRex totaling approximately $2.8 million including acquisition expenses, during the six months ended June 30, 2002.

     Accounts receivable at June 30, 2002 were approximately $10.6 million, as compared to approximately $1.5 million at December 31, 2001. The increase of approximately $9.1 million was due primarily to sales of Remodulin and related infusion pumps and supplies in May and June 2002. Accounts receivable at June 30, 2002 include approximately $8.5 million of invoices due from two U.S. Remodulin distributors for Remodulin sales in May and June 2002. Ordinarily, these invoices are due within 90 days; however, consistent with industry practice, the distributors have been granted extended payment terms of an additional 90 days on these first invoices.

     Investments in affiliates at June 30, 2002 were approximately $7.2 million, as compared to approximately $4.3 million at December 31, 2001. The increase of approximately $2.9 million was due primarily to the acquisition in April 2002 of 10 percent of the outstanding stock of AltaRex Corp., a Canadian biotechnology company focused on the development of monoclonal antibody immunotherapeutic agents. United Therapeutics also acquired an option to develop and commercialize a platform of five immunotherapeutic monoclonal antibodies from AltaRex through an exclusive license agreement.

     At June 30, 2002, total liabilities were approximately $14.6 million, as compared to approximately $15.7 million at December 31, 2001, and consisted primarily of trade payables, accrued expenses, due to affiliates and notes payable. At June 30, 2002, total stockholders’ equity was approximately $186.0 million, as compared to $196.4 million at December 31, 2001. The decrease in stockholders’ equity of approximately $10.4 million was due primarily to the net loss incurred during the six month period ended June 30, 2002 and a reduction of additional paid-in capital totaling approximately $1.7 million related to the settlement of escrow items with the sellers of Cooke PH, Inc. (formerly Cooke Pharma, Inc.).

     Results Of Operations

     Three months ended June 30, 2002 and 2001

     Revenues for the three months ended June 30, 2002 were approximately $11.6 million, as compared to approximately $1.3 million for the three months ended June 30, 2001. The increase was due primarily to approximately $8.7 million in sales of Remodulin which occurred mainly after the May 2002 FDA approval. Based on estimated Remodulin inventory levels held by distributors as of the middle of August 2002, United Therapeutics believes that sales of Remodulin in the third quarter of 2002 will be less than sales in the second quarter of 2002. Approximately $1.7 million was earned from the resales of pumps and supplies to distributors in connection with Remodulin. Approximately $1.0 million was earned from the sales of cardiac monitoring devices and services. Approximately $127,000 was earned from sales of HeartBar products.

     Research and development expenses consist primarily of costs to acquire pharmaceutical products and product rights for development and amounts paid to contract research organizations, hospitals and laboratories for the provision of services and materials for drug development and clinical trials. Research and development expenses were approximately $7.3 million for the three months ended June 30, 2002, as compared to approximately $9.6 million for the three months ended June 30, 2001. The decrease of approximately $2.3 million was due primarily to a decrease from 2001 to 2002 in expenses related to patient enrollment in United Therapeutics’ clinical trials of approximately $5.4 million, offset by an increase in 2002 of approximately $2.7 million related to expenses for United Therapeutics’ OvaRex program. The majority of the OvaRex expenses related to payments for drug material to be used for evaluation and testing.

     General and administrative expenses consist primarily of salaries, office expenses, professional fees, provision for doubtful accounts receivable, inventory reserves and depreciation and amortization. General and administrative expenses were approximately $2.9 million for the three months ended June 30, 2002, which is consistent with general and administrative expenses for the three months ended June 30, 2001 of approximately $3.1 million.

     Interest income for the three months ended June 30, 2002 was approximately $1.9 million, as compared to approximately $2.5 million for the three months ended June 30, 2001. This decrease of approximately $594,000 was attributable primarily to a decrease in the amount of cash available for investing resulting primarily from amounts used for operations.

     Sales and marketing expenses for the three months ended June 30, 2002 were approximately $811,000, which is consistent with sales and marketing expenses for the three months ended June 30, 2001 of approximately $890,000.

     Cost of sales for the three months ended June 30, 2002 was approximately $1.9 million, as compared to approximately $725,000 for the three months ended June 30, 2001. The increase of approximately $1.2 million was primarily due to increases in sales of Remodulin and related infusion pumps and supplies to distributors.

     The write-down of marketable investments for the three months ended June 30, 2002 was approximately $3.6 million, as compared to none for the three months ended June 30, 2001. In June 2002, United Therapeutics began reassessing its investment program in light of increasingly adverse conditions in the bond markets. As a result, the entire investment portfolio was sold in July 2002. This write-down of investments was necessary to adjust the value of United Therapeutics’ marketable investments to their fair market value based on quoted market prices at June 30, 2002. In July 2002, United Therapeutics recorded an additional realized loss of approximately $3.3 million as a result of the liquidation of the investment portfolio.

     Six months ended June 30, 2002 and 2001

     Revenues for the six months ended June 30, 2002 were approximately $13.0 million, as compared to approximately $2.8 million for the six months ended June 30, 2001. The increase was due primarily to approximately $8.9 million in sales of Remodulin which occurred mainly after the May 2002 FDA approval. Based on estimated Remodulin inventory levels held by distributors as of the middle of August 2002, United Therapeutics believes that sales of Remodulin in the third quarter of 2002 will be less than sales in the second quarter of 2002. Approximately $1.9 million was earned from the resales of pumps and supplies to distributors in connection with Remodulin. Approximately $1.9 million was earned from the sales of cardiac monitoring devices and services. Approximately $221,000 was earned from sales of HeartBar products.

     Research and development expenses consist primarily of costs to acquire pharmaceutical products and product rights for development and amounts paid to contract research organizations, hospitals and laboratories for the provision of services and materials for drug development and clinical trials. Research and development expenses were approximately $11.8 million for the six months ended June 30, 2002, as compared to approximately $18.1 million for the six months ended June 30, 2001. The decrease of approximately $6.3 million was due primarily to a decrease from 2001 to 2002 in expenses related to patient enrollment in clinical trials of approximately $9.0 million offset by an increase in 2002 of approximately $2.7 million related to expenses for United Therapeutics’ OvaRex program. The majority of the OvaRex expenses related to payments for drug material to be used for evaluation and testing.

     General and administrative expenses consist primarily of salaries, office expenses, professional fees, provision for doubtful accounts receivables, inventory reserves and depreciation and amortization. General and administrative expenses were approximately $5.5 million for the six months ended June 30, 2002, as compared to approximately $7.0 million for the six months ended June 30, 2001. This decrease of approximately $1.5 million was due primarily to decreased expenses from 2001 to 2002 of approximately $566,000 related to stock options issued to consultants, approximately

$253,000 related to provisions for doubtful accounts receivable and inventory obsolescence which were necessary in the 2001 period and related mainly to HeartBar products and approximately $382,000 related to goodwill amortization due to the adoption of SFAS No. 142 on January 1, 2002 which eliminated goodwill amortization.

     Sales and marketing expenses for the six months ended June 30, 2002 were approximately $1.3 million, as compared to approximately $1.7 million for the six months ended June 30, 2001. The decrease of approximately $403,000 was due primarily to decreased marketing expenses for HeartBar products.

     Cost of sales for the six months ended June 30, 2002 were approximately $2.7 million, as compared to approximately $1.5 million for the six months ended June 30, 2001. The increase in cost of sales of approximately $1.2 million related primarily to increases in sales of Remodulin and related infusion pumps and supplies to distributors.

     Interest income for the six months ended June 30, 2002 was approximately $3.9 million, as compared to approximately $5.7 million for the six months ended June 30, 2001. This decrease of approximately $1.8 million was attributable primarily to a decrease in the amount of cash available for investing resulting primarily from amounts used for operations.

     The write-down of marketable investments for the six months ended June 30, 2002 was approximately $4.1 million, as compared to none for the six months ended June 30, 2001. In March 2002, United Therapeutics reported a $539,000 write-down due to an other-than-temporary decline in value of one of its marketable investments. In June 2002, United Therapeutics began reassessing its investment program in light of increasingly adverse conditions in the bond markets. As a result, all marketable investments were sold in July 2002. An additional write-down of investments totaling approximately $3.6 million was necessary to adjust the value of United Therapeutics’ marketable investments to their fair market value based on quoted market prices at June 30, 2002. In July 2002, United Therapeutics recorded an additional realized loss of approximately $3.3 million as a result of the liquidation of the investment portfolio.

     In-Process Research & Development

     During 2000, United Therapeutics acquired the assets and assumed certain liabilities of Cooke PH, Inc. (formerly Cooke Pharma, Inc.) in a purchase transaction which resulted in a write-off of in-process research and development (IPR&D) related to in-process projects that had not yet reached technological feasibility and had no alternative future uses. The projects under development at the valuation date were expected to address the coronary and peripheral arterial disease markets as well as the market of persons that are at risk of developing some form of heart disease. It was anticipated that research and development related to these projects would be completed by 2002. However, United Therapeutics has decided to initiate studies of arginine in pulmonary hypertension prior to coronary and peripheral arterial diseases. These studies in pulmonary hypertension commenced in 2002 and are expected to be completed in 2003. The delay in the coronary and peripheral arterial disease studies is not expected to have a material impact on United Therapeutics.

     Also during 2000, United Therapeutics acquired the assets of Medicomp, Inc. in a purchase transaction which resulted in a write-off of IPR&D related to in-process projects that had not yet reached technological feasibility and had no alternative future uses. At the acquisition date, Medicomp was conducting design, development, engineering and testing activities associated with the completion of a number of new technological innovations that were integral to Medicomp’s plan to launch a first generation automatically recording and wireless heart monitoring system. It was anticipated that completion of these projects would occur in 2001. Completion is now expected to occur in phases with the automatic feature being completed in 2002 and the wireless feature being completed in 2003. This delay is not expected to have a material impact on United Therapeutics.

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

     United Therapeutics’ working capital at June 30, 2002 was approximately $158.6 million, as compared with approximately $58.2 million at December 31, 2001. The increase of approximately $100.4 million is due primarily to the reclassification of noncurrent marketable investments to current marketable investments at June 30, 2002 and an increase in accounts receivable due to increased sales of Remodulin and related infusion pumps after the May 2002 FDA approval. The reclassification of marketable investments was necessary due to United Therapeutics’ lack of intent to hold those marketable investments to maturity. Current liabilities at June 30, 2002 were approximately $11.1 million, as compared with approximately $10.8 million at December 31, 2001. United Therapeutics’ debt at June 30, 2002 and December 31, 2001 was approximately $1.9 million and consisted of equipment leases, two mortgage notes, one secured by a certificate of deposit and both secured by the buildings and property owned by United Therapeutics located at 1106 — 1110 Spring Street in Silver Spring, Maryland. Both mortgages are due in monthly installments over 30 years.

     Net cash used in operating activities was approximately $15.8 million and $19.6 million for the six-month periods ended June 30, 2002 and 2001, respectively. For the six-month periods ended June 30, 2002 and 2001, United Therapeutics invested approximately $637,000 and $330,000, respectively, in cash for property, plant and equipment. Net cash used by financing activities was approximately $23,000 and $2.5 million for the six-month periods ended June 30, 2002 and June 30, 2001, respectively. Cash flows used in financing activities for the six-month period ended June 30, 2001 were primarily used to repurchase United Therapeutics’ common stock pursuant to a stock repurchase program that expired in December 2001.

     United Therapeutics has contracted with various companies and research organizations to coordinate and perform clinical trials and to provide materials and other services related to the development and commercialization of Remodulin and other products. It is anticipated that approximately $3.9 million in cash will be used during the remainder of 2002 under these current agreements which will be funded from existing working capital. United Therapeutics expects to make milestone payments pursuant to existing license agreements of up to approximately $200,000 during the remainder of 2002. United Therapeutics expects to make royalty payments on sales of Remodulin, if annual net sales exceed $25.0 million, and on all HeartBar products during 2002. The royalties will range from 1% to 10% of sales from these products. In December 1996, Pharmacia Corporation (formerly Pharmacia & Upjohn Company) exclusively licensed to United Therapeutics patents and a patent application for the composition and production of a prostacyclin analog. In October 1997,United Therapeutics filed a U.S. patent application for a novel synthesis and production method for Remodulin that it developed. The Pharmacia agreement requires milestone payments of up to $325,000 for orphan indications of a prostacyclin analog manufactured utilizing technology licensed from Pharmacia and royalties between 2.5% (in the U.S.) and 5% (in certain other countries) of net sales, subject to certain offsets, until the later of the expiration of the applicable patent or 10 years after the date of the first commercial sale of a product in a country defined as a milestone country under the agreement. United Therapeutics believes that its novel synthesis method is not based on any intellectual property or know-how from Pharmacia. United Therapeutics currently uses only its self-developed novel synthesis method for the production of Remodulin. Pharmacia believes it is due a milestone payment of $100,000 and possibly royalties as a result of approval of Remodulin in an orphan indication. United Therapeutics does not believe that it is required to make this milestone payment or to pay royalties for Remodulin to Pharmacia.

     Accounts receivable at June 30, 2002 include approximately $8.5 million of invoices due from two U.S. Remodulin distributors for Remodulin sales in May and June 2002. Ordinarily, these invoices are due within 90 days; however, consistent with industry practice, the distributors have been granted extended payment terms of an additional 90 days on these first invoices.

     United Therapeutics believes that sales of Remodulin to distributors for use by the current base of approximately 300 reimbursable patients in the US and Europe could provide an average annual revenue to United Therapeutics of approximately $25 million based on current pricing and dosing levels. Based on this current estimate, United Therapeutics’ believes its net losses will average, on an annual basis, between approximately $3 million and $4 million per month for the foreseeable future. Factors that could affect the accuracy of these estimates include the following:

•	Retention of current patients;
•	Impact of infusion site pain and reaction and other Remodulin side effects;
•	Addition of new patients to replace lost patients;
•	Changes in the current pricing and dosing;
•	Continued regulatory approval of Remodulin;
•	Outcome of the phase IV post-marketing study of Remodulin;
•	Impact of other approved and investigational competitive products;
•	Continued performance by current Remodulin distributors;
•	Actual expenses incurred in future periods; and
•	Establishment of additional strategic or licensing arrangements.

     United Therapeutics expects that existing capital resources (comprised primarily of cash, cash equivalents and marketable investments) will be adequate to fund its operations through 2004. United Therapeutics expects that if net cash generated from Remodulin sales (at the current revenue level of $25 million discussed above) was added to existing capital resources then these combined resources would be adequate to fund its operations through 2005. United Therapeutics’ future capital requirements and the adequacy of its available funds will depend on many factors, including:

•	Continued regulatory approval of Remodulin;
•	Collection of accounts receivable;
•	Retention and growth of patients treated with Remodulin;
•	Size, scope and outcome of Remodulin post-marketing Phase IV clinical studies;
•	Size, scope and outcome of its development efforts for existing and additional products;
•	Future milestone and royalty payments;
•	Cost, timing and outcomes of regulatory reviews;
•	Rate of technological advances;
•	Status of competitive products;
•	Defending and enforcing intellectual property rights;
•	Development of manufacturing resources or the establishment, continuation or termination of third-party manufacturing arrangements;
•	Establishment, continuation or termination of third-party clinical trial arrangements;
•	Development of sales and marketing resources or the establishment, continuation or termination of third-party sales and marketing arrangements;
•	Establishment of additional strategic or licensing arrangements; and
•	Risks associated with acquisitions, including the ability to integrate acquired businesses.

     As of June 30, 2002, United Therapeutics had available approximately $100.8 million in net operating loss carryforwards and approximately $26.5 million in business tax credit carryforwards for federal income tax purposes that expire at various dates through 2020. The portions of these carryforward items that were generated prior to June 1999 are subject to certain limitations. United Therapeutics does not believe that the limitations will cause the net operating loss and general business credit carryforwards to expire unused.

     Summary of Critical Accounting Policies

     Marketable Investments

     United Therapeutics invests portions of its cash in marketable debt securities. Due to United Therapeutics’ intent and ability to hold these investments until their maturities, they had historically been reported at their amortized cost in the consolidated balance sheets. In June 2002, United Therapeutics began reassessing its investment program. As a result, United Therapeutics liquidated all its marketable investments in July 2002 in order to invest the proceeds in money market funds, commercial paper and federal instruments. As a result, United Therapeutics was required to reclassify these investments as available-for-sale and report them in the June 30, 2002 balance sheet at their current fair market values based on quoted market prices totaling approximately $132.2 million. Had these investments been reported at their amortized cost, United Therapeutics would have reported marketable investments of approximately $135.8 million (amortized cost). The period of time required to liquidate this investment portfolio was approximately three weeks and due to poor market conditions in July 2002, United Therapeutics realized additional losses of approximately $3.3 million in July 2002 upon sale of the portfolio. These additional losses were recorded in July 2002.

     Inventory Capitalization

     Prior to FDA approval of Remodulin, United Therapeutics capitalized inventory costs associated with the synthesis and manufacture of Remodulin, based on management’s judgment of probable future commercialization. At June 30, 2002, capitalized inventory related to Remodulin totaled approximately $3.5 million. Remodulin received FDA approval on May 21, 2002.

     Stock Options

     United Therapeutics applies the principles of APB No. 25 in accounting for its stock options issued to its employees. Had United Therapeutics applied the principles of SFAS No. 123 for its employee options, its net loss for the three-month periods ended June 30, 2002 and 2001 would have been approximately $7.7 million and $13.7 million, respectively, as compared to approximately $3.2 million and $10.6 million, respectively. Its net loss for the six-month periods ended June 30, 2002 and 2001 would have been approximately $17.8 million and $26.2 million, respectively, as compared to approximately $8.9 million and $20.1 million, respectively.

     Investments in Affiliates

     The equity method of accounting is used to account for most of United Therapeutics’ investments in affiliates. The equity method of accounting generally requires United Therapeutics to report its share of the affiliates’ net losses or profits in its financial statements, but does not require that assets, liabilities, revenues and expenses of the affiliates be consolidated with United Therapeutics’ financial statements. The equity method of accounting is being applied generally due to the lack of control over these affiliates and the levels of ownership held by United Therapeutics.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     At June 30, 2002 a substantial portion of United Therapeutics’ assets were investment grade corporate debt securities. The market value of these investments fluctuates with changes in current market interest rates. In general, as rates increase, the market value of a debt instrument would be expected to decrease. The opposite is also true. To minimize such market risk, United Therapeutics had in the past held such debt instruments to maturity at which time these instruments would be redeemed at their stated or face value. More recently, however, bond markets have also been negatively impacted by generally adverse economic conditions as well as by the specific actions of certain large commercial debt issuers. As a result, United Therapeutics reevaluated its investment program and decided to sell its investment portfolio. The proceeds are currently mostly in money market funds and will be reinvested in money market funds, commercial paper and federal instruments which generally do not possess substantial market risk. These sales were completed in July 2002. At June 30, 2002, the fair market value of the investment portfolio based on quoted market prices was approximately $132.2 million, reflecting an unrealized loss of approximately $3.6 million. Additional losses of approximately $3.3 million were realized in July 2002 as a result of the sale of the investment portfolio.

     The table below provides information about United Therapeutics’ marketable investments which are sensitive to change in interest rates assuming the investments were held to maturity. The table presents the principal cash flows and related weighted average stated interest rates by expected maturity dates (dollars in thousands). United Therapeutics’ marketable investments are not subject to exchange rate sensitivity since they are U.S. dollar denominated securities.

		Weighted
	Estimated	Average Stated
	Principal	Interest
	Maturities	Rates

2002	$24,398	6.8%
2003	$51,617	6.6%
2004	$47,606	7.0%
2005	$9,775	7.3%

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

     The Federal Trade Commission’s Division of Advertising Practices (FTC) is reviewing certain advertising and promotional claims made by Unither Pharma, Inc. about the HeartBar® products, including claims made prior to United Therapeutics’ acquisition of HeartBar and certain other assets and liabilities of Cooke PH, Inc. (formerly Cooke Pharma, Inc.) in December 2000. United Therapeutics and Unither Pharma have agreed to enter into settlement negotiations with the FTC concerning these claims. The terms of a settlement with the FTC may limit Unither Pharma’s ability to make certain claims concerning the beneficial effects of the HeartBar® products, which may adversely affect those product sales. Additionally, the terms of a settlement may result in fines, penalties and other restrictions that could adversely affect the assets and operations of Unither Pharma. At June 30, 2002, intangible assets relating to HeartBar patents, trade name and base technology totaled approximately $6.8 million. United Therapeutics does not believe that these intangible assets have been or will be impaired. Further, United Therapeutics does not believe that the outcome of this review will have a material adverse effect on United Therapeutics. However, there can be no assurances that the settlement negotiations will not result in impairment of intangible assets or have a material adverse effect on Unither Pharma or United Therapeutics.

Item 2. Changes in Securities

     In December 2000, United Therapeutics acquired certain assets and liabilities of Cooke PH, Inc. (formerly Cooke Pharma, Inc.). In accordance with the acquisition agreement, United Therapeutics was obligated to issue additional shares (subject to certain reductions) to Cooke PH, Inc. as a result of United Therapeutics’ stock price falling below a certain level. During 2002, United Therapeutics and Cooke PH, Inc. agreed on that number of additional shares to be issued. Accordingly, in May 2002, United Therapeutics issued an aggregate of 669,002 shares of its common stock to Cooke PH, Inc., pursuant to Section 4(2) of the Securities Act of 1933.

Item 4. Submission of Matters to a Vote of Security Holders

     United Therapeutics’ held its annual meeting of stockholders on June 26, 2002. All of the following persons nominated were elected to serve as directors for a term expiring in 2005 and received the votes set opposite their respective names:

	For	Withheld

Roger Jeffs, Ph.D.	15,953,695	389,836
Raymond Dwek, F.R.S	15,938,795	404,736

Item 5. Other Information

     Marketable Investments

     United Therapeutics invests portions of its cash in marketable debt securities. Due to United Therapeutics’ intent and ability to hold these investments until their maturities, they had historically been reported at their amortized cost in the consolidated balance sheets. In June 2002, United Therapeutics began reassessing its investment program. As a result, United Therapeutics liquidated all of its marketable investments in July 2002 in order to invest the proceeds in money market funds, commercial paper and federal instruments. As a result, United Therapeutics was required to reclassify these investments as available-for-sale and report them in the June 30, 2002 balance sheet at their current fair market values based on quoted market prices which totaled approximately $132.2 million. Had these investments been reported at their amortized cost, United Therapeutics would have reported marketable investments of approximately $135.8 million (amortized cost). As a result of the reclassification and due to other-than-temporary impairments in the value of its investment portfolio, United Therapeutics recorded a charge against earnings of approximately $3.6 million for the three months ended June 30, 2002. Additionally, realized losses of approximately $3.3 million were recognized in July 2002 upon sale of the portfolio. These additional losses were not recorded at June 30, 2002 since they were not considered realized until July 2002.

     Exclusive License Agreement

     On April 16, 2002, United Therapeutics acquired an option to develop and commercialize a platform of five immunotherapeutic monoclonal antibodies from AltaRex Corp. through an agreement to exclusively license certain intellectual property from AltaRex. These products were being developed by AltaRex for use in ovarian, prostate, lung, breast, multiple myeloma and other forms of cancer. The most advanced product is OvaRex® MAb (oregovomab) which had completed phase II clinical testing for the treatment of late stage ovarian cancer prior to its licensing to United Therapeutics. In that study, OvaRex did not achieve its overall endpoint for all patients, but did achieve a statistically significant prolongation in time to disease relapse in a well-defined subset of the total population tested. BrevaRex MAb for multiple myeloma has completed phase I clinical testing. The other products are in the pre-clinical stages of development.

      Under the agreement, United Therapeutics and AltaRex agreed to work together during an initial assessment period of up to 240 days commencing on April 17, 2002 for the purposes of assessing all aspects of the development of the licensed technology conducted by or on behalf of AltaRex prior to April 17, 2002 and to develop solutions and strategies going forward with respect to all aspects of the successful development of the licensed technology. During the initial assessment period, United Therapeutics will fund all reasonable and direct ongoing development costs in accordance with the exclusive license agreement with respect to developing the licensed technology, according to a budget approved by United Therapeutics. If United Therapeutics does not provide written notice to AltaRex of its decision to proceed with the development of the licensed technology prior to the end of the initial assessment period, then AltaRex may, in its discretion, terminate the exclusive license upon 15 days advance written notice to United Therapeutics, unless United Therapeutics issues such notice of intention to AltaRex within that 15 day period. Upon 15 days written notice to AltaRex at any time during the initial assessment period, United Therapeutics may terminate the exclusive license.

     If United Therapeutics decides to proceed with development of the licensed technology, it will bear the cost of the necessary research and development and will have full commercialization rights in all countries except Europe and most of the Middle East. United Therapeutics has agreed to pay AltaRex certain amounts based upon the achievement of specified milestones together with royalties based upon sales of products utilizing or incorporating the licensed technology. As part of these transactions, United Therapeutics acquired approximately 10 percent of the outstanding stock of AltaRex for $2.5 million in April 2002. This investment is classified with investments in affiliates in the accompanying balance sheets and is being accounted for on the cost method. United Therapeutics also has the right to acquire an additional $2.5 million of stock and convertible debt in AltaRex in August 2002. If exercised, the additional investment would bring United Therapeutics’ cumulative ownership in AltaRex to approximately 19.9 percent. Payment of this second $2.5 million is required to maintain United Therapeutics’ rights to these products.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registration, incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-76409)
3.2	Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement (Registration No. 333-76409)
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Warrant to purchase shares of United Therapeutics common stock, issued on November 2, 1998 to Cortech, Inc., incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on form S-1 (Registration No. 333-76409)
4.3	Stock Option Grant to purchase shares of United Therapeutics’ common stock, issued on September 16, 1998, to Toray Industries, Inc., incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on form S-1 (Registration No. 333-76409)
4.4	Stock Option Grant issued on June 27, 2000 to Toray Industries, Inc., incorporated by reference to Exhibit 4.8 of the Registrant’s Registration Statement on Form S-3 (Registration No. 333-40598)
4.5	Form of Stock Purchase Agreement dated July 13, 2000 incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed July 14, 2000.
4.6	Registration Rights Agreement, dated as of December 15, 2000 by and between the Registrant and Cooke Pharma, Inc., incorporated by reference to Exhibit 2.2 of the Registrant’s Form 8-K/A dated December 15, 2000.
4.7	Escrow Agreement, dated as of December 15, 2000 among Registrant, UP Subsidiary Corporation, Cooke Pharma, Inc., and Mahon, Patusky, Rothblatt & Fisher, Chartered, as escrow agent, incorporated by reference to Exhibit 2.3 of the Registrant’s Form 8-K/A dated December 15, 2000.
4.8	Registration Rights Agreement, dated as of December 28, 2000 by and between the Registrant and Medicomp, Inc., incorporated by reference to Exhibit 2.2 of the Registrant’s Form 8-K/A dated December 28, 2000.
4.9	Escrow Agreement, dated as of December 28, 2000 among Registrant, UTSC Sub Acquisition, Inc., Medicomp, Inc., Mahon, Patusky, Rothblatt & Fisher, Chartered, as escrow agent, and Chicago Title, as successor escrow agent, incorporated by reference to Exhibit 2.3 of the Registrant’s Form 8-K/A dated December 28, 2000.
4.10	Rights Agreement, dated as of December 17, 2000 between Registrant and The Bank of New York, as Rights Agent, incorporated by reference to Exhibit 4 of Registrant’s Form 8-K dated December 17, 2000.
10.1*	Employment agreement dated December 15, 2000 between the Registrant and Darlene Walley.
10.2*	Employment agreement dated December 29, 2000 between the Registrant and Ricardo A. Balda.
10.3*	Employment agreement dated October 1, 2001 between the Registrant and Barry Kanarek.
10.4*	Employment agreement dated June 16, 2001 between the Registrant and Paul A. Mahon.
10.5*	Amendment dated December 21, 2000 to the employment agreement between the registrant and Martine A. Rothblatt.
10.6*	Employment agreement dated January 3, 2000 between the Registrant and Fred T. Hadeed.
10.7*	Amendment dated August 16, 2001 to the employment agreement between the Registrant and Fred T. Hadeed.

Exhibit
No.		Description

10.8	*	Employment agreement dated October 22, 1999 between the Registrant and David Walsh.
10.9	*	Employment agreement dated November 29, 2000 between the Registrant and Roger Jeffs.
10.10	*	Promissory note dated May 8, 2002 between the Registrant and Roger Jeffs.
10.11	*	Security agreement dated May 8, 2002 between the Registrant and Roger Jeffs.
10.12	**	Exclusive license agreement dated April 17, 2002 between AltaRex Corp. and Unither Pharmaceuticals, a subsidiary of the Registrant

*	Designates management contracts.

**	United Therapeutics has requested confidential treatment for certain portions (indicated by asterisks) of this exhibit. Such portions were omitted and included in the confidential treatment request filed separately with the Securities and Exchange Commission.

(b)	Reports on Form 8-K

     On May 29, 2002, the Registrant filed a Form 8-K dated May 22, 2002 reporting an Item 5 event.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED THERAPEUTICS CORPORATION

Date:	August 14, 2002	/s/ Martine A. Rothblatt

By: Martine A. Rothblatt Title: Chief Executive Officer

/s/ Fred T. Hadeed

By: Fred T. Hadeed Title: Chief Financial Officer