Form 10-K/A
period 2001-12-31
UNITED THERAPEUTICS CORP
filed 2002-10-17
CIK 1082554

Securities and Exchange Commission
Washington, DC 20549

Form 10-K/A

(Amendment No. 1)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K. ☒

     The number of shares outstanding of the registrant’s Common Stock, par value $0.01 per share, as of October 10, 2002 was 20,918,686 shares. The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the average bid and asked prices on October 10, 2002 as reported by the Nasdaq National Market was approximately $299.6 million.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s definitive proxy statement for the registrant’s 2002 annual shareholders meeting are incorporated by reference in Part III of this Form 10-K.

Explanatory Note

     On October 16, 2002, United Therapeutics Corporation filed Amendment No. 1 to its Registration Statement on Form S-3 (File No. 333-99079). United Therapeutics is hereby amending Items 7, 8 and 14 of its Annual Report on Form 10-K for the fiscal year ended December 31, 2001 to provide clarification requested by the Securities and Exchange Commission (the "SEC") in connection with the SEC's review of the Form S-3. The amendments primarily provide additional disclosures regarding: the status of major research and development projects; service and product sales and the costs of those sales; November 2000 amendments to the Synergy Pharmaceuticals, Inc. license agreement and the write-down of the investment in Synergy; the allocation of the purchase prices paid for Unither Pharma, Inc., Medicomp Inc. and Telemedical Procedures LLC; accounting treatment for the investment in Northern Therapeutics Corporation; and segment information.

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

Major Research and Development Projects

     The major research and development projects of United Therapeutics are Remodulin for cardiovascular diseases and glycobiology antiviral agents for infectious diseases. United Therapeutics incurred expenses of approximately $22.5 million, $41.5 million and $25.7 million during the years ended December 31, 2001, 2000 and 1999, respectively, on Remodulin development. Approximately $102.3 million from inception to date has been incurred for Remodulin. Remodulin was approved in May 2002 for the treatment of pulmonary arterial hypertension in NYHA Class II-IV patients to diminish symptoms associated with exercise. Remodulin was also approved in Canada in October 2002 for the treatment of pulmonary arterial hypertension in NYHA Class III-IV patients who did not respond adequately to conventional therapy. Regulatory applications and reviews of Remodulin for pulmonary arterial hypertension are ongoing in Europe and other countries and expected to be completed in 2003 and 2004. A condition of FDA approval is that a phase IV clinical study must be completed within two years of the approval date. Material net cash inflows from the sales of Remodulin for pulmonary arterial hypertension commenced in May 2002 after FDA approval was received.

     Remodulin is also being developed for the treatment of critical limb ischemia. United Therapeutics has completed one phase II clinical study and planning is underway for pre-pivotal studies to commence in late 2002. The pivotal or final study of Remodulin for the treatment of critical limb ischemia is expected to commence in 2003. Regulatory filings and approvals for Remodulin for critical limb ischemia in the US are expected to take place in 2005 and 2006. Material net cash inflows from the sales of Remodulin for critical limb ischemia are expected to commence in 2006; however, this is subject to the risks and uncertainties discussed below with respect to completing the development within the estimated timeline.

     United Therapeutics’ infectious disease program includes drug candidates in the preclinical and phase I clinical stages of testing. The drugs in this program are being developed for hepatitis C, hepatitis B and other infectious diseases. The first candidate for hepatitis C, UT231B, commenced phase I clinical studies in mid-2002. United Therapeutics incurred expenses of approximately $5.7 million, $8.7 million and none during the years ended December 31, 2001, 2000 and 1999, respectively, for its infectious disease programs. Approximately $14.4 million from inception to date has been incurred for these programs. Clinical testing of UT231B is expected to continue through 2005. Material net cash inflows from the sales of UT231B are expected to commence in 2006 or 2007; however, this is subject to the risks and uncertainties discussed below with respect to completing the development within the estimated timeline.

     Due to the inherent uncertainties involved in drug development and regulatory review and approval processes, the cost of completing the research and development of the products described above is not estimable. There are many risks and uncertainties associated with completing the development of Remodulin and the glycobiology antiviral agents in accordance with the timelines discussed above. These include:

•	Products may fail in clinical studies;

•	Physicians and patients may not be willing to participate in clinical studies;

•	The drugs may not be effective or may not be perceived as effective;

•	Other investigational therapies may be viewed as more effective;

•	Patients experience severe side effects during treatment;

•	Patients die during the clinical study because their disease is too advanced or because they experience medical problems that are not related to the drug being studied;

•	Patients do not enroll in the studies at the rate United Therapeutics expects;

•	The FDA may request additional studies be performed;

•	Drug supplies are not sufficient to treat the patients in the studies, and;

•	The results of preclinical testing cause delays in clinical trials.

If these projects are not completed timely, regulatory approvals would be delayed and United Therapeutics’ operations, liquidity and financial position could suffer. Without regulatory approvals, United Therapeutics may not commercialize and sell these products and, therefore, potential revenues and profits from these products would be delayed or impossible to achieve.

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

UNITED THERAPEUTICS CORPORATION

Consolidated Statements of Operations

	Years Ended December 31,

	2001	2000	1999

Revenues:
Product sales	$2,565,307	$780,145	$—
Service sales	2,528,864	702,913	225,245
Service sales to affiliates (note 3)	541,200	416,200	—
Grant revenue	96,331	150,000	211,250

Total revenues	5,731,702	2,049,258	436,495

Operating expenses:
Research and development	32,590,191	70,187,748	30,715,255
General and administrative	13,558,772	11,719,578	4,977,983
Sales and marketing	3,384,376	16,566	—
Cost of product sales	1,458,492	768,806	—
Cost of service sales	1,678,660	857,245	164,147

Total operating expenses	52,670,491	83,549,943	35,857,385

Loss from operations	(46,938,789)	(81,500,685)	(35,420,890)

Other income (expense):
Interest income	10,020,530	10,693,239	1,925,326
Interest expense	(172,718)	(120,035)	(57,744)
Equity loss in affiliate	(257,243)	—	—
Write-down of investment (note 4)	—	(4,789,592)	—
Other – net	60,471	108,583	50,064

Total other income, net	9,651,040	5,892,195	1,917,646

Net loss before income tax	(37,287,749)	(75,608,490)	(33,503,244)
Income tax (note 7)	—	—	(3,454)

Net loss	($37,287,749)	($75,608,490)	($33,506,698)

Net loss per common share —
basic and diluted	($1.84)	($3.93)	($2.51)

Weighted average number of common shares outstanding
— basic and diluted	20,285,732	19,237,473	13,374,294

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional
			Paid-in	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total

Balance, December 31, 1998	10,115,597	$101,156	$32,341,370	$—	($15,766,700)	$16,675,826
Issuance of common stock through private sales	111,370	1,114	1,989,251	—	—	1,990,365
Issuance of common stock through initial public offering	4,500,000	45,000	48,826,737	—	—	48,871,737
Issuance of common stock to underwriters for over-allotment shares	675,000	6,750	7,507,759	—	—	7,514,509
Stock issued for exclusive license agreement	500,000	5,000	8,995,000	—	—	9,000,000
Stock issued for acquisition of SynQuest, Inc.	101,251	1,012	2,802,051	—	—	2,803,063
Options issued in exchange for services	—	—	216,748	—	—	216,748
Net loss	—	—	—	—	(33,506,698)	(33,506,698)

Balance, December 31, 1999	16,003,218	160,032	102,678,916	—	(49,273,398)	53,565,550

Issuance of common stock through private sales	3,800,000	38,000	209,006,858	—	—	209,044,858
Stock issued for acquisition of Cooke Pharma, Inc.	294,635	2,946	15,668,984	—	—	15,671,930
Stock issued for acquisition of Medicomp, Inc. and Telemedical Procedures, LLC	257,142	2,571	11,860,274	—	—	11,862,845
Stock issued for investment in Synergy Pharmaceuticals, Inc.	21,978	220	1,729,449	—	—	1,729,669
Adjustment to SynQuest, Inc. escrow	(5,198)	(52)	(148,036)	—	—	(148,088)
Options issued in exchange for services	—	—	1,310,270	—	—	1,310,270
Stock issued for exclusive license agreement	200,000	2,000	18,768,000	—	—	18,770,000
Stock issued in exchange for services	16,249	163	1,071,520	—	—	1,071,683
Exercise of stock options	152,062	1,521	1,538,350	—	—	1,539,871
Purchases of treasury stock	—	—	—	(4,072,316)	—	(4,072,316)
Net loss	—	—	—	—	(75,608,490)	(75,608,490)

Balance, December 31, 2000	20,740,086	207,401	363,484,585	(4,072,316)	(124,881,888)	234,737,782

Stock issued in exchange for services	9,868	99	749,901	—	—	750,000
Options issued in exchange for services	—	—	995,332	—	—	995,332
Exercise of stock options	1,866	19	5,580	—	—	5,599
Purchases of treasury stock	—	—	—	(2,801,840)	—	(2,801,840)
Net loss	—	—	—	—	(37,287,749)	(37,287,749)

Balance, December 31, 2001	20,751,820	$207,519	$365,235,398	($6,874,156)	($162,169,637)	$196,399,124

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

     Service sales from the synthesis and manufacture of complex compounds by the Company’s manufacturing division were generally made under fixed price agreements. The Company recognizes revenue based on the percentage-of-completion method. Billings in excess of amounts recognized as revenues are reported as deferred revenues. Losses on these contracts, if any, are recognized as soon as they are anticipated.

     Product sales from HeartBar products are recognized when delivered to customers. If the products are consigned, sales are recognized in the period that the consignee has sold the product. Product sales are recorded net of allowances for estimated returns and rebates.

     Product sales of Holter and event monitor systems are recognized when delivered to customers.

     Service sales from monitoring analysis services is recognized when the service is performed and the analysis has been delivered.

     Product sales of Remodulin and Remodulin delivery pumps and related supplies are recognized when delivered to customers on a gross basis.

     Grant and contract service revenues are recognized on the percentage-of-completion basis.

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

     In late 2000, after preclinical evaluations were performed for a majority of the licensed compounds, it was determined that many of these licensed compounds lacked sufficient safety and efficacy profiles for further development. Therefore, in November 2000, Unither and Synergy amended the exclusive license agreement to include the development of new analogs of the licensed compounds. It was determined that new analogs could potentially be developed that had improved safety and efficacy profiles over the originally licensed compounds. As part of the amendments, Unither and Synergy agreed to reduce the milestone and royalty payments by one-half for any approved products which may result from the new analogs. Additionally, Synergy granted to Unither a warrant to purchase up to approximately 10 percent of the outstanding stock of Synergy exercisable for six years at $0.001 per share. Finally, a review of Synergy’s financial status in late 2000 raised substantial doubt about Synergy’s ability to continue as a going concern largely due to its lack of liquidity and sources of funding. As a result of these developments and the amendments, the investment in Synergy was written down to zero at December 31, 2000.

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

     The purchase price of approximately $15.9 million was allocated as follows (in thousands):

Current assets	$1,559
Intangible assets	7,833
Other noncurrent assets	1,109
In-process research and development	7,104
Current liabilities	(1,705)

Total purchase price	$15,900

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

     The purchase price of approximately $20.0 million was allocated as follows (in thousands):

Current assets	$883
Intangible assets	7,776
Other noncurrent assets	1,577
In-process research and development	9,760

Total purchase price	$19,996

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

     Northern Therapeutics is incorporated as a Canadian Controlled Private Corporation. Lung Rx may appoint only two of the company’s seven board seats. Substantially all important decisions require unanimous board votes in favor of the proposal. The decisions requiring unanimous board votes include decisions related to personnel selection and compensation and establishment of operating and capital budgets. Therefore, the minority owners of Northern Therapeutics have substantive participating rights as discussed in Emerging Issues Task Force Issue No. 96-16, Investor’s Accounting for an Investee when the Investor has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights. As a result of these substantive participating rights, Lung Rx does not control Northern Therapeutics and consolidation, therefore, is prohibited. The equity method of accounting is used to account for Lung Rx’s investment in Northern Therapeutics. At December 31, 2001, Lung Rx’ 59 percent investment in the new company was reported at the original cost of $4.3 million which is comprised of the $1.0 million paid in cash and the present value of the additional $4.0 million due over four years. The amounts due at December 31, 2001 totaled approximately $3.6 million and are reported as due to affiliate in the accompanying consolidated balance sheets. Lung Rx’s equity in the underlying net assets was approximately $4.7 million at December 31, 2001.

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

     Segment information as of and for the year ended December 31, 2001 was as follows:

	Pharmaceutical	Telemedicine	Consolidated Totals

Revenues from external customers	$2,980,737	$2,750,965	$5,731,702
Losses	$(33,860,289)	$(3,427,460)	$(37,287,749)
Interest income	$9,982,660	$37,870	$10,020,530
Interest expense	165,884	6,834	172,718
Depreciation and amortization	$1,557,934	$1,263,220	$2,821,154
Write-down of investments	$—	$—	$—
Equity loss in affiliate	$257,243	$—	$257,243
Total investments in equity method	$4,341,835	$—	$4,341,835
investees
Expenditures for long-lived assets	$317,181	$370,112	$687,293
Total assets	$200,630,589	$11,490,782	$212,121,371

     Segment information as of and for the year ended December 31, 2000 was as follows:

	Pharmaceutical	Telemedicine	Consolidated Totals

Revenues from external customers	$2,049,258	$–	$2,049,258
Losses	$(65,761,802)	$(9,846,688)	$(75,608,490)
Interest income	$10,692,585	$654	$10,693,239
Interest expense	120,035	—	120,035
Depreciation and amortization	$912,716	$1,270	$913,986
Write-down of investments	$4,789,592	$—	$4,789,592
Equity loss in affiliate	$—	$—	$—
Noncash licensing fees and write downs of acquired in process research and development	$25,873,700	$9,760,000	$35,633,700
Total investments in equity method investees	$4,348,693	$—	$4,348,693
Expenditures for long-lived assets	$8,731,893	$9,352,662	$18,084,555
Total assets	$239,450,718	$11,194,266	$250,644,984

     The segment information shown above for 2001 and 2000 equals the consolidated totals when combined. These consolidated totals equal the amounts reported in the consolidated financial statements without further reconciliation for those categories which are reported in the consolidated financial statements. In 1999, the Company only had one segment, the pharmaceutical segment. Therefore, separate segment information is not applicable to 1999.

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

     All of the Company's 1999 and 2000 revenues were earned from customers located in the U.S. In 2001, approximately 87 percent of the Company’s revenues were earned from customers located in the U.S.

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

(a)  The following documents are filed as part of this report:

     (i)  Consolidated Balance Sheets as of December 31, 2001 and 2000.

     (ii)  Consolidated Statements of Operations for the three years ended December 31, 2001.

     (iii)  Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2001.

     (iv)  Consolidated Statements of Cash Flows for the three years ended December 31, 2001.

     (v)  Notes to Consolidated Financial Statements.

     Exhibits filed as a part of this Form 10-K:

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registration, incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-76409).
3.2	Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement (Registration No. 333-76409).
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Registration Rights Agreement, dated as of October 30, 1998, by and among the Registrant, Merrill Lynch KECALP L.P. 1997, and Merrill Lynch KECALP International L.P. 1997, incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-76409).
4.3	Form of Common Stock Purchase Agreement, executed as of March 1998, by and between the Registrant and each of Community Investment Partners III L.P., LLLP, Mary Ellen and Raul Evelio Perez, Trustees of the Mary Ellen Perez revocable trust dated October 28, 1993, Edward D. Jones & Co., Oakwood Investors I, L.L.C. and James L. Nouss, Jr., incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on form S-1 (Registration No. 333-76409).
4.4	Warrant to purchase shares of United Therapeutics common stock, issued on November 2, 1998 to Cortech, Inc., incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on form S-1 (Registration No. 333-76409).
4.5	Stock Option Grant to purchase shares of United Therapeutics’ common stock, issued on September 16, 1998, to Toray Industries, Inc., incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on form S-1 (Registration No. 333-76409).
4.6	Registration Rights Agreement, dated as of October 7, 1999, by and among the Registrant and Robert M. Moriarty, Ph.D., Raju Penmasta, Ph.D., Liang Guo, Ph.D., George W. Davis, Esq. and David Moriarty, incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q for the period ended September 30, 1999.
4.7	Form of Purchase Agreement dated as of December 22, 1999, incorporated by reference to Exhibit 4.6 of the Registrant’s Registration Statement on form S-1 (Registration No. 333-93853).
4.8	Registration Rights Agreement, dated as of June 27, 2000 by and between the Registrant and Toray Industries, Inc., incorporated by reference to Exhibit 4.7 of the Registrant’s Registration Statement on Form S-3 (Registration No. 333-40598).
4.9	Stock Option Grant issued on June 27, 2000 to Toray Industries, Inc., incorporated by reference to Exhibit 4.8 of the Registrant’s Registration Statement on Form S-3 (Registration No. 333-40598).
4.10	Form of Stock Purchase Agreement dated July 13, 2000 incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed July 14, 2000.
4.11	Registration Rights Agreement, dated as of December 15, 2000 by and between the Registrant and Cooke Pharma, Inc., incorporated by reference to Exhibit 2.2 of the Registrant’s Form 8-K/A dated December 15, 2000.

Exhibit No.	Description

4.12	Escrow Agreement, dated as of December 15, 2000 among Registrant, UP Subsidiary Corporation, Cooke Pharma, Inc., and Mahon, Patusky, Rothblatt & Fisher, Chartered, as escrow agent, incorporated by reference to Exhibit 2.3 of the Registrant’s Form 8-K/A dated December 15, 2000.
4.13	Registration Rights Agreement, dated as of December 28, 2000 by and between the Registrant and Medicomp, Inc., incorporated by reference to Exhibit 2.2 of the Registrant’s Form 8-K/A dated December 28, 2000.
4.14	Escrow Agreement, dated as of December 28, 2000 among Registrant, UTSC Sub Acquisition, Inc., Medicomp, Inc., Mahon, Patusky, Rothblatt & Fisher, Chartered, as escrow agent, and Chicago Title, as successor escrow agent, incorporated by reference to Exhibit 2.3 of the Registrant’s Form 8-K/A dated December 28, 2000.
4.15	Rights Agreement, dated as of December 17, 2000 between Registrant and The Bank of New York, as Rights Agent, incorporated by reference to Exhibit 4 of Registrant’s Form 8-K dated December 17, 2000.
10.1 **	Amended and Restated Equity Incentive Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-76409).
10.2	Form of Scientific Advisor Compensation Agreement, incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-76409).
10.3 **	Executive Employment Agreement (as amended) dated as of April 2, 1999, between the Registrant and Martine A. Rothblatt, incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-76409).
10.4 **	Employment Agreement dated July 15, 1996, between the Registrant and James W. Crow, incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-76409).
10.5 **	Employment Agreement dated April 7, 1996, between the Registrant and Gilles Cloutier, incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-76409).
10.6 **	Employment Agreement dated August 1, 1996, between the Registrant and Shelmer Blackburn, Jr., incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-76409).
10.7	First Flight Venture Lease Agreement dated July 1, 1997, between North Carolina Technological Development Authority, Inc. and the Registrant, incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-76409).
10.8	Exclusive License Agreement dated as of December 3, 1996, between the Registrant and affiliate of Pharmacia & Upjohn Company, incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-76409).*
10.9	Assignment Agreement dated as of January 31, 1997, between the Registrant and affiliates of Glaxo Wellcome Inc., incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-76409).*
10.10	Cooperation and Strategic Alliance Agreement dated as of September 3, 1997, between Registrant and MiniMed Inc., incorporated by reference to Exhibit 10.10 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-76409).*
10.11	Exclusive License Agreement dated as of September 24, 1998, between the Registrant and Toray Industries, Inc., incorporated by reference to Exhibit 10.11 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-76409).*
10.12	Exclusive License Agreement dated as of November 4, 1998, between the Registrant and Cortech, Inc., incorporated by reference to Exhibit 10.12 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-76409).*
10.13	Exclusive License and Distribution Agreement dated as of February 4, 1999, among the Registrant, Global Medical Enterprises Ltd. And Global Medical Enterprises Ltd., LLC., incorporated by reference to Exhibit 10.13 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-76409).*

10.14	Exclusive License Agreement dated as of March 15, 1999, between the Registrant and Toray Industries, Inc., incorporated by reference to Exhibit 10.14 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-76409).*
10.15	Manufacturing Agreement dated as of February 11, 1998, between the Registrant and Steroids, Ltd., incorporated by reference to Exhibit 10.15 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-76409).*
10.16	Agreement and Plan of Merger dated as of October 7, 1999, among the Registrant, SQ Acquisition, Inc., Robert M. Moriarty, Ph.D., Raju Penmasta, Ph.D., Liang Guo, Ph.D., George W. Davis, Esq., David Moriarty and SynQuest, Inc., incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 1999.
10.17	Lease dated as of March 1, 1999, between the Unither Telemedicine Services Corp. and Beacon Projects, Inc., incorporated by reference to Exhibit 10.17 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-76409).
10.18	UAI Technology, Inc. Office Lease dated as of July 1, 1998, between the Registrant and UAI Technology, Inc., incorporated by reference to Exhibit 10.18 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-76409).
10.19	Form of Indemnification Agreement between the Registrant and each of its Directors, incorporated by reference to Exhibit 10.19 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-76409)
10.20	Guidelines to Govern the Strategic Activities, Co-Development and Related Activities of the Parties dated as of November 1, 1999, between the Registrant and MiniMed, Inc., incorporated by reference to Exhibit 10.20 of the Registrant’s Amended Registration Statement on Form S-1/A (Registration No. 333-93853).*
10.21	Short Form Commercial and Apartment House Real Estate Purchase Agreement, accepted as of August 4, 1999 between the Registrant and 1106 Spring Street Associates, incorporated by reference to Exhibit 10.21 of the Registrant’s Form 10-K for the year ended December 31, 2000.
10.22	Exclusive License Agreement dated as of June 23, 2000 between the Registrant and Toray Industries, Inc., incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-3 (Registration No. 333-40598)
10.23	Asset Purchase Agreement dated as of December 28, 2000 among the Registrant, UTSC Sub Acquisition, Inc., Medicomp, Inc., and Telemedical Procedures, LLC, incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K/A dated December 28, 2000.
10.24	Asset Purchase Agreement dated as of December 15, 2000 among the Registrant, UP Subsidiary Corporation, and Cooke Pharma, Inc., incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K/A dated December 15, 2000.
21	Subsidiaries of the Registrant.***
23.1	Consent of KPMG LLP.

*	Confidential treatment has been granted with respect to certain portions of this exhibit pursuant to Rule 406 of the Securities Act of 1933, as amended.

**	Designates management contracts and compensation plans.
***	Previously filed

     (b)  Reports on Form 8-K

     On October 15, 2001, the Registrant filed a Form 8-K dated October 15, 2001 reporting an Item 5 event.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

UNITED THERAPEUTICS CORPORATION

October 16, 2002	By: /s/ MARTINE A. ROTHBLATT Martine A. Rothblatt Chairman of the Board and Chief Executive Officer