Form 10-Q
period 2002-09-30
UNITED THERAPEUTICS CORP
filed 2002-11-15
CIK 1082554

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________________________ to _________________________

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
If Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]      No [   ]

The number of shares outstanding of the issuer’s common stock, par value $.01 per share, as of November 12, 2002 was 20,918,686.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNITED THERAPEUTICS CORPORATION
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30,	December 31,
	2002	2001

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$133,807	$24,373
Marketable investments	—	31,677
Accounts receivable, net of allowance of $156 for 2002 and $198 for 2001	11,675	1,452
Interest receivable	114	2,772
Prepaid expenses	1,692	917
Inventories	7,334	6,025
Other current assets	533	1,787

Total current assets	155,155	69,003

Marketable investments	—	116,249
Certificate of deposit	632	605
Goodwill, net	7,465	7,465
Other intangible assets, net	7,209	7,900
Property, plant and equipment, net	8,585	6,403
Investments in affiliates	6,396	4,342
Due from affiliates	433	—
Note receivable from employee and other assets	1,598	154

Total assets	$187,473	$212,121

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,922	$6,349
Accounts payable to affiliates	—	318
Accrued expenses	3,787	3,454
Due to affiliates	1,942	500
Current portion of notes and leases payable	111	102
Other current liabilities	34	75

Total current liabilities	9,796	10,798

Notes and leases payable, excluding current portion	1,781	1,836
Due to affiliates	1,765	3,079
Other liabilities	22	9

Total liabilities	13,364	15,722

Stockholders’ equity:
Preferred stock, par value $.01, 10,000,000 shares authorized, no shares issued	—	—
Series A junior participating preferred stock, par value $ .01, 100,000 authorized, no shares issued	—	—
Common stock, par value $.01, 100,000,000 shares authorized, 21,445,286 and 20,751,820 shares issued at September 30, 2002 and December 31, 2001, respectively, and 20,918,686 and 20,225,220 outstanding at September 30, 2002 and December 31, 2001, respectively	214	208
Additional paid-in capital	363,996	365,235
Translation adjustment	(11)	—
Accumulated deficit	(183,216)	(162,170)
Treasury stock, 526,600 shares	(6,874)	(6,874)

Total stockholders’ equity	174,109	196,399

Total liabilities and stockholders’ equity	$187,473	$212,121

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

UNITED THERAPEUTICS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)
(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

Revenues:
Product sales	$4,358	$505	$15,599	$1,729
Service sales	770	572	2,499	1,746
Service sales to affiliates	—	186	—	541
Grant revenue	—	53	—	96

Total revenue	5,128	1,316	18,098	4,112

Operating expenses:
Research and development	6,640	8,014	18,423	26,080
General and administrative	2,580	3,378	8,108	10,374
Sales and marketing	1,170	963	2,499	2,696
Cost of product sales	833	535	2,724	1,094
Cost of service sales	442	324	1,234	1,295

Total operating expenses	11,665	13,214	32,988	41,539

Loss from operations	(6,537)	(11,898)	(14,890)	(37,427)

Other income (expense)
Interest income	537	2,186	4,396	7,924
Interest expense	(25)	(31)	(90)	(125)
Equity loss in affiliate	(7)	(107)	(151)	(261)
Other, net	65	39	10	28
Write-down of investment in affiliate	(2,893)	—	(2,893)	—
Loss on marketable investments	(3,328)	—	(7,428)	—

Total other income (expense)	(5,651)	2,087	(6,156)	7,566

Net loss before income tax	(12,188)	(9,811)	(21,046)	(29,861)

Income tax	—	—	—	—

Net loss	$(12,188)	$(9,811)	$(21,046)	$(29,861)

Net loss per common share – basic and diluted	$(0.58)	$(0.48)	$(1.02)	$(1.47)

Weighted average number of common shares outstanding – basic and diluted	20,899,094	20,250,167	20,550,978	20,306,124

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

UNITED THERAPEUTICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(UNAUDITED)

	Nine months ended September 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(21,046)	$(29,861)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,532	2,115
Provision for (reduction in) doubtful accounts receivable	(46)	331
Loss on disposal of equipment	—	16
Stock options granted to consultants	228	742
Amortization of premium/discounts on investments	1,113	42
Reserve for inventory obsolescence	495	—
Equity loss in affiliate	151	262
Loss on marketable investments	7,428	—
Write-down of investment in affiliate	2,893	—
Changes in operating assets and liabilities:
Accounts receivable	(10,177)	(409)
Interest receivable	2,658	(1,617)
Inventories	(2,195)	(1,443)
Prepaid expenses	(776)	(70)
Note receivable and other assets	(1,855)	(707)
Accounts payable	(2,427)	(981)
Due to/from affiliates	(809)	198
Accrued expenses	333	25
Other liabilities	(28)	(165)

Net cash used in operating activities	(22,528)	(31,522)

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,644)	(436)
Proceeds from disposals of property, plant and equipment	1	25
Investment in AltaRex	(4,913)	—
Purchases of marketable investments	(1,218)	(102,444)
Sales and maturities of marketable investments	140,576	22,779

Net cash provided by (used in) investing activities	131,802	(80,076)

Cash flows from financing activities:
Proceeds from the exercise of stock options	206	6
Payments to repurchase common stock	—	(2,802)
Principal payments on notes payable	(15)	(13)
Principal payments on capital lease obligations	(31)	(49)

Net cash provided by (used in) financing activities	160	(2,858)

Net increase (decrease) in cash and cash equivalents	109,434	(114,456)

Cash and cash equivalents, beginning of period	24,373	200,935

Cash and cash equivalents, end of period	$133,807	$86,479

Supplemental schedule of cash flow information:
Cash paid for interest	$101	$129

Noncash investing and financing activities - Equipment acquired under a capital lease	$—	$115

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

UNITED THERAPEUTICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(UNAUDITED)

1.    ORGANIZATION AND BUSINESS DESCRIPTION

     United Therapeutics Corporation (United Therapeutics) is a biotechnology company focused on the development and commercialization of unique therapeutics to treat chronic and life-threatening diseases. United Therapeutics is active in three therapeutic areas – cardiovascular medicine, infectious disease and oncology – with five therapeutic platforms – prostacyclin analogs, arginine formulations, telemedicine, monoclonal antibody immunotherapy and glycobiology antiviral agents. United Therapeutics was incorporated on June 26, 1996 under the laws of the State of Delaware and has four wholly owned subsidiaries: Lung Rx, Inc., Unither Pharmaceuticals, Inc. (UPI), Unither Telemedicine Services Corp. (UTSC), and United Therapeutics Europe, Ltd.

     On May 21, 2002, the U. S. Food and Drug Administration (FDA) approved Remodulin® (treprostinil sodium) Injection for the treatment of pulmonary arterial hypertension in patients with NYHA class II-IV symptoms to diminish symptoms associated with exercise. United Therapeutics agreed with the FDA that it would perform a post-marketing phase IV clinical study to further assess the clinical benefits of Remodulin. The phase IV study will commence in late 2002 and must be completed within 24 months from the May 2002 approval. Continued FDA approval is conditioned on the completion and outcome of the phase IV study. On October 7, 2002, the Canadian Therapeutics Products Directorate approved Remodulin for long term subcutaneous treatment of pulmonary arterial hypertension in NYHA class III and IV patients who did not respond adequately to conventional therapy. On October 31, 2002, the Israeli Ministry of Health, Drug Registration Department, approved Remodulin for the treatment of primary pulmonary arterial hypertension and pulmonary arterial hypertension associated with connective tissue disorders. Remodulin marketing applications are under review in France, Australia and Switzerland, with additional European filings to follow approval in France. Additionally, United Therapeutics is planning pre-pivotal studies of Remodulin in critical limb ischemia to commence in late 2002.

     As of October 31, 2002, approximately 500 patients receive Remodulin therapy worldwide, of which approximately 70% are reimbursable patients. Virtually all of the currently non-reimbursable patients reside in countries where Remodulin is not yet approved. Non-reimburseable patients are those patients who do not yet pay for Remodulin. Remodulin is sold and marketed to reimbursable patients in the U.S. by Priority Healthcare Corporation and Accredo Therapeutics, Inc. United Therapeutics is the manufacturer of Remodulin and sells Remodulin in bulk shipments to these distributors. The timing and extent of United Therapeutics’ sales of Remodulin are based on the timing and extent of these bulk orders from distributors. Sales of Remodulin and Remodulin delivery pumps and supplies are recognized as revenue when delivered to the distributors.

2.    BASIS OF PRESENTATION

     The consolidated financial statements included herein have been prepared, without audit, pursuant to Regulation S-X promulgated by the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in United Therapeutics’ Annual Report on Form 10-K/A for the year ended December 31, 2001 as filed with the Securities and Exchange Commission.

     In the opinion of United Therapeutics’ management, the accompanying unaudited consolidated financial statements contain all adjustments which are of a normal recurring nature necessary to present fairly its financial position as of September 30, 2002 and its results of operations and its cash flows for the three and nine-month periods ended September 30, 2002 and 2001. Interim results are not necessarily indicative of results for an entire year.

3.    MARKETABLE INVESTMENTS

     United Therapeutics’ marketable investments, mainly corporate and federally sponsored debt securities and certificates of deposit, were historically considered held-to-maturity securities due to United Therapeutics’ ability and intent to hold those investments until maturity. Held-to-maturity investments are recorded at amortized cost in the balance sheet. The portfolio consisted of over 100 issues and had a weighted average maturity of approximately 1.6 years. In March 2002, United Therapeutics reported a $538,000 write-down due to an other-than-temporary decline in value of one of its marketable investments. In June 2002, as a result of adverse changes in the bond markets, United Therapeutics began reassessing its investment program. As a result of this reassessment, United Therapeutics decided to liquidate all marketable debt securities in the portfolio and invest the proceeds in money market funds, commercial paper and federal instruments. The entire investment portfolio was sold in July 2002. A write-down of investments totaling approximately $3.6 million was necessary to adjust the value of United Therapeutics’ marketable investments to their fair market value based on quoted market prices at June 30, 2002. In July 2002, United Therapeutics recorded an additional realized loss of approximately $3.3 million as a result of the liquidation of the investment portfolio.

4.    INVENTORIES

     Inventories are accounted for under the first-in, first-out method. At September 30, 2002 and December 31, 2001, inventories consisted of the following (in thousands):

	September 30,	December 31,
	2002	20001

Remodulin:
Raw materials	$242	$211
Work in progress	2,214	1,389
Finished goods	1,520	1,805
Remodulin delivery pumps and medical supplies	2,602	1,283
Cardiac monitoring equipment components	362	544
HeartBar® products	394	793

Total inventories	$7,334	$6,025

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

     United Therapeutics reviews the recoverability of goodwill and other intangible assets annually or more frequently if events occur which may impair these assets. The measurement of possible impairment is based primarily on the ability to recover the balance of the goodwill and other intangible assets from expected future operating cash flows on an undiscounted basis. Impairment losses are recognized when expected future cash flows are estimated to be less than the asset’s carrying value. In management’s opinion, no impairment of goodwill and other intangible assets exists at September 30, 2002.

     The following table compares the financial results for the three and nine month-periods ended September 30, 2002 and 2001, respectively, on a basis consistent with SFAS No. 142 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Reported net loss	$(12,188)	$(9,811)	$(21,046)	$(29,861)
Add back goodwill amortization	—	269	—	808

Adjusted net loss	$(12,188)	$(9,542)	$(21,046)	$(29,053)

Reported net loss per share	$(0.58)	$(0.48)	$(1.02)	$(1.47)
Add back goodwill amortization	—	0.01	—	0.04

Adjusted net loss per share	$(0.58)	$(0.47)	$(1.02)	$(1.43)

     Other intangibles assets at September 30, 2002 and December 31, 2001 were comprised as follows (in thousands):

	September 30,	December 31,
	2002	2001

Noncompete agreement	$273	$273
Trademarks	2,802	2,802
Technology and patents	5,864	5,864

	8,939	8,939
Less — accumulated amortization	(1,730)	(1,039)

Other intangible assets, net	$7,209	$7,900

     As of January 1, 2002, the aggregate expense related to the amortization of intangible assets for each of the five succeeding years is estimated as follows (in thousands):

Year ending
December 31,

2002	$897
2003	833
2004	449
2005	449
2006	449

6.    SEGMENT INFORMATION

     United Therapeutics has two reportable business segments. The pharmaceutical segment includes all activities associated with the research, development, manufacture, and commercialization of therapeutic products. The telemedicine segment includes all activities associated with the research, manufacture, and delivery of patient monitoring services. The telemedicine segment is managed separately because diagnostic services require different technology and marketing strategies.

     Segment information as of and for the three-month periods ended September 30, 2002 and 2001, was as follows (in thousands):

	Three Months Ended September 30, 2002			Three Months Ended September 30, 2001

	Pharmaceutical	Telemedicine	Consolidated Totals	Pharmaceutical	Telemedicine	Consolidated Totals

Revenues from external customers	$4,188	$940	$5,128	$629	$687	$1,316
Losses	(11,576)	(612)	(12,188)	(8,827)	(984)	(9,811)
Interest income	531	6	537	2,182	4	2,186
Interest expense	20	5	25	28	3	31
Depreciation and amortization	277	249	526	400	334	734
Loss on marketable investments	(3,328)	—	(3,328)	—	—	—
Equity loss in affiliate	(7)	—	(7)	(107)	—	(107)
Total investment in equity method investees	6,396	—	6,396	4,302	—	4,302
Expenditures for long-lived assets	2,020	155	2,175	67	38	105
Goodwill, net	1,287	6,178	7,465	1,812	6,414	8,226
Total assets	176,202	11,271	187,473	206,582	11,496	218,078

     Segment information as of and for the nine-month periods ended September 30, 2002 and 2001, was as follows (in thousands):

	Nine Months Ended September 30, 2002			Nine Months Ended September 30, 2001

	Pharmaceutical	Telemedicine	Consolidated Totals	Pharmaceutical	Telemedicine	Consolidated Totals

Revenues from external customers	$15,267	$2,831	$18,098	$2,226	$1,886	$4,112
Losses	(18,763)	(2,283)	(21,046)	(27,113)	(2,748)	(29,861)
Interest income	4,387	9	4,396	7,891	33	7,924
Interest expense	85	5	90	120	5	125
Depreciation and amortization	812	720	1,532	1,161	954	2,115
Loss on marketable investments	(7,428)	—	(7,428)	—	—	—
Equity loss in affiliate	(151)	—	(151)	(261)	—	(261)
Total investment in equity method investees	6,396	—	6,396	4,302	—	4,302
Expenditures for long-lived assets	2,237	407	2,644	216	220	436
Goodwill, net	1,287	6,178	7,465	1,812	6,414	8,226
Total assets	176,202	11,271	187,473	206,582	11,496	218,078

     The segment information shown above equals the consolidated totals when combined. These consolidated totals equal the amounts reported in the consolidated financial statements without further reconciliation for categories which are reported in the consolidated financial statements.

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

     United Therapeutics will bear the cost of the necessary research and development and will have full commercialization rights in all countries other than in Europe and most of the Middle East. United Therapeutics has agreed to pay AltaRex certain amounts based upon the achievement of specified milestones together with royalties based upon sales of products utilizing or incorporating the licensed technology. As part of these transactions, United Therapeutics acquired approximately 9.95 percent of the outstanding stock of AltaRex for $2.5 million in April 2002 and approximately 9.95 percent of the outstanding stock of AltaRex in August 2002 for approximately $2.1 million. United Therapeutics’ cumulative ownership in AltaRex is approximately 19.9 percent. This investment is classified with investments in affiliates in the accompanying balance sheets. Also in August 2002, United Therapeutics loaned to AltaRex approximately $433,000 as a secured convertible debenture due at the end of three years with interest of six percent due quarterly. The note is convertible to AltaRex common stock at a price of $0.50 per share at any time by United Therapeutics. At September 30, 2002, the closing price of AltaRex common stock was $0.22 per share. The note is secured by all intellectual property owned by AltaRex, including intellectual property licensed to United Therapeutics by AltaRex.

     For the past two quarters, the quoted market price of AltaRex’s common stock was consistently less than United Therapeutics’ cost. This was determined to be an other-than-temporary decline in the value of AltaRex’s common stock held by United Therapeutics. As a result, the investment in AltaRex was written down to its fair value as determined by quoted market prices on September 30, 2002. The write-down totaled approximately $2.9 million. At September 30, 2002, the investment in AltaRex common stock was reported at approximately $2.0 million and is classified with investments in affiliates.

     During the quarter ended September 30, 2002, United Therapeutics incurred approximately $1.8 million of research and development expenses paid to AltaRex. At September 30, 2002, approximately $442,000 was due to AltaRex and is reported in the balance sheet as due to affiliates.

8.    NOTE RECEIVABLE FROM EMPLOYEE

     In April 2002, United Therapeutics agreed to loan $1.3 million to Dr. Roger Jeffs, its President and Chief Operating Officer, to purchase his primary residence. The loan and accrued interest will be due at the end of five years or earlier, in part or in full, if Dr. Jeffs obtains a mortgage on the property, exercises and sells any United Therapeutics stock options, sells any United Therapeutics stock, or sells the property. Interest of 6.5 percent per year will accrue on the note. The loan is secured by the property, United Therapeutics stock that Dr. Jeffs owns and all compensation due to Dr. Jeffs from United Therapeutics. The note receivable and accrued interest are classified as noncurrent assets in the balance sheet at September 30, 2002. The Audit and Compensation Committee of the Board of Directors, as well as the full Board of Directors without the participation of Dr. Jeffs, approved this transaction. In June 2002, Dr. Jeffs was elected to the Board of Directors.

9.    STOCKHOLDERS’ EQUITY

        Loss per Share

     Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the respective periods. Options and warrants that could potentially dilute earnings per share in the future were not included in the computation of diluted loss per share because to do so would have been antidilutive for the periods presented. As of September 30, 2002, these options and warrants totaled approximately 152,000 shares. Accordingly, diluted loss per common share is the same as basic loss per common share.

        Cooke PH, Inc.

     United Therapeutics acquired certain assets and liabilities of Cooke PH, Inc., (formerly Cooke Pharma, Inc.) in December 2000. In accordance with the acquisition agreement, United Therapeutics issued an additional 669,002 shares of its common stock to Cooke PH, Inc. in May 2002. The effect of this issuance was to decrease additional paid-in capital by approximately $1.7 million and to increase common stock outstanding by 669,002 shares.

        Stock Options

     In November 2001, the Compensation Committee of the Board of Directors approved a one-time plan to allow employees (except for the Chief Executive Officer) to voluntarily permit up to one-third of their outstanding options to be cancelled. In exchange for each cancelled option, United Therapeutics granted a new option in May 2002. There were approximately 453,000 options that were cancelled with exercise prices ranging from $27.50 to $116.38. The cancelled options were replaced with options priced at $12.69, the Nasdaq closing price on the grant date of May 10, 2002. Each of the employees who participated did not have any options granted to them in the six months prior to or after the cancellation date in November 2001. No guarantees or other promises of remuneration were made to the employees who agreed to participate. In accordance with FASB Interpretation No. 44, no compensation expense was required to be recognized upon the grant of the replacement awards.

     United Therapeutics applies the principles of APB No. 25 in accounting for its stock options issued to its employees. Had United Therapeutics applied the fair value principles of SFAS No. 123 for its employee options, its net loss for the three and nine-month periods ended September 30, 2002 and 2001, would have been as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September		September

	2002	2001	2002	2001

Reported net loss	$(12,188)	$(9,811)	$(21,046)	$(29,861)
Stock option expense under SFAS No. 123	(4,369)	(3,046)	(13,107)	(9,138)

Adjusted net loss	$(16,557)	$(12,857)	$(34,153)	$(38,999)

Reported net loss per share	$(0.58)	$(0.48)	$(1.02)	$(1.47)
Stock option expense per share under SFAS No. 123	(0.21)	(0.15)	(0.64)	(0.45)

Adjusted net loss per share	$(0.79)	$(0.63)	$(1.66)	$(1.92)

10.    RESEARCH AGREEMENT

     In September 2002, United Therapeutics entered into a technical services agreement with Kurzweil Technologies, Inc. (“KTI”), a company controlled by Raymond Kurzweil (one of the four non-independent directors on the ten person Board of Directors). Pursuant to this agreement, United Therapeutics will pay KTI up to $40,000 monthly for consulting fees and up to $1,000 monthly for reimbursement of expenses for certain telemedicine technology development services relating to Medicomp, Inc., a wholly-owned subsidiary of Unither Telemedicine Services Corp. In addition, United Therapeutics will pay KTI a five percent royalty on certain sales of products reasonably attributed to and dependent upon technology developed by KTI under the technical services agreement and which are covered by claims of an issued and unexpired United States patent(s). The agreement may be terminated by United Therapeutics upon thirty days advance notice to KTI and by KTI upon 180 days advance notice to United Therapeutics.

11.    LICENSE AGREEMENT

     In December 1996, Pharmacia Corporation (formerly Pharmacia & Upjohn Company) exclusively licensed to United Therapeutics patents and a patent application for the composition and production of a prostacyclin analog. The Pharmacia agreement requires milestone payments of up to $325,000 for orphan indications of a prostacyclin analog manufactured utilizing technology licensed from Pharmacia and royalties between 2.5% (in the U.S.) and 5% (in certain other countries) of all net sales, subject to certain offsets, until the later of the expiration of the applicable patent or 10 years after the date of the first commercial sale of a product in a country defined as a milestone country under the agreement. In October 2002, United Therapeutics and Pharmacia amended the license agreement to change the royalties to Pharmacia to 4%, subject to a 50% reduction, on annual net sales of Remodulin in excess of $25.0 million.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements and related notes appearing in United Therapeutics’ Annual Report on Form 10-K/A for the year ended December 31, 2001. The following discussion contains forward-looking statements concerning the expectation of continued losses, cash needed for clinical trials and product research and development contract obligations during 2002, the funding for such expenses, expectations concerning milestone and royalty payments in 2002, the use of net operating loss carryforwards and business tax credit carryforwards, the completion of in-process research and development projects, the commencement of material net cash inflows from major research and development projects, the filing of marketing applications, the outcome and timing of regulatory approvals, the expected levels and timing of Remodulin sales, expected levels of future net losses and the adequacy of United Therapeutics’ resources to fund operations through 2005. These forward-looking statements reflect the plans and beliefs of management as of the date of this report. Actual results could differ materially from those anticipated in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and in the section “Risk Factors” in United Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2001 and the other cautionary statements, cautionary language and risk factors set forth in United Therapeutics’ other reports and documents filed with the Securities and Exchange Commission.

        Overview

     United Therapeutics is a biotechnology company focused on the development and commercialization of unique therapeutic products to treat chronic and life-threatening cardiovascular, infectious and oncological diseases. United Therapeutics commenced operations in June 1996 and, since its inception, has devoted substantially all of its resources to acquisitions and research and development programs. United Therapeutics’ lead product is Remodulin. On May 21, 2002, the U. S. Food and Drug Administration (FDA) approved Remodulin (treprostinil sodium) Injection for the treatment of pulmonary arterial hypertension in patients with NYHA class II-IV symptoms to diminish symptoms associated with exercise. United Therapeutics agreed with the FDA that it would perform a post-marketing phase IV clinical study to further assess the clinical benefits of Remodulin. The phase IV study will commence in late 2002 and must be completed within 24 months from the May 2002 approval. Continued FDA approval is conditioned on the completion and outcome of the phase IV study. On October 7, 2002, the Canadian Therapeutics Products Directorate approved Remodulin for long term subcutaneous treatment of pulmonary arterial hypertension in NYHA class III and IV patients who did not respond adequately to conventional therapy. On October 31, 2002, the Israeli Ministry of Health, Drug Registration Department, approved Remodulin for the treatment of primary pulmonary arterial hypertension and pulmonary arterial hypertension associated with connective tissue disorders. Remodulin marketing applications are under review in France, Australia and Switzerland with additional European fillings to follow approval in France. United Therapeutics has generated pharmaceutical revenues from sales of Remodulin to U.S. based distributors and on a government-reimbursed basis in certain European countries, arginine product sales, chemical synthesis services, the resale of certain medical supplies used for its pharmaceutical products and government grants. In addition, United Therapeutics has generated non-pharmaceutical revenues from telemedicine products and services. United Therapeutics has funded its operations primarily from the proceeds of the sales of common stock.

     As of October 31, 2002, approximately 500 patients receive Remodulin therapy worldwide, of which approximately 70% are reimbursable patients. Virtually all of the currently non-reimbursable patients reside in countries where Remodulin is not yet approved. Non-reimburseable patients are those patients who do not yet pay for Remodulin. In the three-month period ended October 31, 2002, the number of reimburseable patients receiving Remodulin increased by approximately 20 per month on average. Remodulin is sold and marketed to reimbursable patients in the U.S. by Priority Healthcare Corporation and Accredo Therapeutics, Inc. United Therapeutics is the manufacturer of Remodulin and sells Remodulin in bulk shipments to these distributors. The timing and extent of United Therapeutics’ sales of Remodulin are impacted by the timing and extent of these bulk orders from distributors. Therefore, sales of Remodulin to distributors in any given quarter may not be indicative of patient demand in that quarter. Sales of Remodulin and Remodulin delivery pumps and supplies are recognized as revenue when delivered to the distributors. Sales of Remodulin totaled approximately $205,000 in the three months ended March 31, 2002, approximately $8.7 million in the three months ended June 30, 2002, and approximately $2.6 million in the three months ended September 30, 2002. As of November 9, 2002, sales of Remodulin for the fourth quarter of 2002 totaled approximately $8.5 million. United Therapeutics does not currently anticipate substantial additional sales in the fourth quarter of 2002.

     United Therapeutics has incurred net losses each year since inception and had an accumulated deficit of approximately $183.2 million at September 30, 2002. United Therapeutics expects to continue to incur net losses and cannot provide assurances that, in the future, it will become profitable.

Major Research and Development Projects

     The major research and development projects of United Therapeutics are Remodulin for cardiovascular diseases, monoclonal antibody immunotherapies for cancer diseases and glycobiology antiviral agents (a class of small molecules that may be effective as oral therapies) for infectious diseases. United Therapeutics incurred expenses of approximately $1.0 million and $4.9 million in the three-month periods ended September 30, 2002 and 2001, respectively, and approximately $3.8 million and $17.6 million in the nine-month periods ended September 30, 2002 and 2001, respectively, on Remodulin development. Approximately $106.1 million from inception to date has been incurred for Remodulin. Remodulin was approved by the FDA in May 2002 for the treatment of pulmonary arterial hypertension in NYHA Class II-IV patients to diminish symptoms associated with exercise. Remodulin was also approved in October 2002 in Canada for the treatment of pulmonary arterial hypertension in NYHA Class III-IV patients who did not respond adequately to conventional therapy and in Israel for the treatment of primary pulmonary arterial hypertension and pulmonary arterial hypertension associated with connective tissue disorders. Regulatory applications and reviews of Remodulin for pulmonary arterial hypertension are ongoing in Europe and other countries and are expected to be completed in 2003 and 2004. A condition of FDA approval is that a phase IV clinical study must be completed within two years of the U.S. approval date. Material net cash inflows from the sales of Remodulin for pulmonary arterial hypertension commenced in May 2002 after FDA approval was received.

     Remodulin is also being developed for the treatment of critical limb ischemia (the advanced stage of vascular disease affecting blood vessels in the legs). United Therapeutics has completed one phase II clinical study and planning is underway for pre-pivotal studies to commence in late 2002. The pivotal or final study of Remodulin for the treatment of critical limb ischemia is expected to commence in 2003. Regulatory filings and approvals for Remodulin for critical limb ischemia in the US are expected to take place in 2005 and 2006. Material net cash inflows from the sales of Remodulin for critical limb ischemia are expected to commence in 2006; however, this is subject to the risks and uncertainties discussed below with respect to completing the development within the estimated timeline.

     United Therapeutics’ infectious disease program includes drug candidates in the preclinical and phase I clinical stages of testing. The drugs in this program are being developed for hepatitis C, hepatitis B and other infectious diseases. The first drug candidate for hepatitis C, UT-231B commenced phase I clinical studies in mid-2002. United Therapeutics incurred expenses of approximately $2.1 million and $2.0 million in the three-month periods ended September 30, 2002 and 2001, respectively, and approximately $4.6 million and $4.5 million in the nine-month periods ended September 30, 2002 and 2001, respectively, for its infectious disease programs. Approximately $19.0 million from inception to date has been incurred for these programs. Clinical testing of UT-231B is expected to continue through 2005. Material net cash inflows from the sales of UT-231B are expected to commence in 2006 or 2007; however, this is subject to the risks and uncertainties discussed below with respect to completing the development within the estimated timeline.

     United Therapeutics’ monoclonal antibody immunotherapies (antibodies that activate a patient’s immune response to treat cancer) were in-licensed in April 2002 from AltaRex Corp. OvaRex is the lead product and planning is currently underway for a phase III clinical trial of OvaRex in advanced ovarian cancer patients that is anticipated to commence in early 2003. United Therapeutics incurred expenses of approximately $1.8 million and none in the three-month periods ended September 30, 2002 and 2001, respectively, and approximately $4.5 million and none in the nine-month periods ended September 30, 2002 and 2001, respectively, for its monoclonal antibody cancer programs. Approximately $4.5 million from inception to date has been incurred for these programs. Clinical testing of OvaRex is expected to continue through 2005. Material net cash inflows from the sales of OvaRex are expected to commence in 2006 or 2007; however, this is subject to the risks and uncertainties discussed below with respect to completing the development within the estimated timeline.

     Due to the inherent uncertainties involved in drug development and regulatory review and approval processes, the cost of completing the research and development of the products described above is not estimable. There are many risks and uncertainties associated with completing the development of Remodulin, UT-231B and OvaRex in accordance with the timelines discussed above. These include:

•	Products may fail in clinical studies;

•	Physicians and patients may not be willing to participate in clinical studies;

•	The drugs may not be effective or may not be perceived as effective;

•	Other investigational therapies may be viewed as more effective;

•	Patients may experience severe side effects during treatment;

•	Patients may die during the clinical study because their disease is too advanced or because they experience medical problems that are not related to the drug being studied;

•	Patients may not enroll in the studies at the rate United Therapeutics expects;

•	The FDA may delay or withhold its approvals to commence clinical trials;

•	The FDA may request that additional studies be performed;

•	Drug supplies may not be sufficient to treat the patients in the studies, and;

•	The results of preclinical testing may cause delays in clinical trials.

     If these projects are not completed in a timely manner, regulatory approvals would be delayed and United Therapeutics’ operations, liquidity and financial position could suffer. Without regulatory approvals, United Therapeutics may not commercialize and sell these products and, therefore, potential revenues and profits from these products would be delayed or impossible to achieve.

        Financial Position

     Cash, cash equivalents and marketable investments at September 30, 2002 were approximately $133.8 million as compared to approximately $172.3 million at December 31, 2001. The decrease of approximately $38.5 million is due primarily to cash used in operating activities totaling approximately $22.5 million, a loss on marketable investments of approximately $7.4 million, the acquisition of an investment in AltaRex totaling approximately $4.9 million including acquisition expenses and the purchase of property next to the Silver Spring, Maryland headquarters for approximately $1.7 million.

     Accounts receivable at September 30, 2002 were approximately $11.7 million, as compared to approximately $1.5 million at December 31, 2001. The increase of approximately $10.2 million was due primarily to sales of Remodulin and related infusion pumps and supplies.

     Investments in affiliates at September 30, 2002 were approximately $6.4 million, as compared to approximately $4.3 million at December 31, 2001. The increase of approximately $2.1 million was due primarily to the acquisition in April and August 2002 of 19.9 percent of the outstanding stock of AltaRex Corp. United Therapeutics also acquired an option to develop and commercialize a platform of five immunotherapeutic monoclonal antibodies from AltaRex through an exclusive license agreement.

     At September 30, 2002, total liabilities were approximately $13.4 million, as compared to approximately $15.7 million at December 31, 2001, and consisted primarily of trade payables, accrued expenses, amounts due to affiliates and notes payable. At September 30, 2002, total stockholders’ equity was approximately $174.1 million, as compared to $196.4 million at December 31, 2001. The decrease in stockholders’ equity of approximately $22.3 million was due primarily to the net loss incurred during the nine-month period ended September 30, 2002 and a reduction of additional paid-in capital totaling approximately $1.7 million related to the settlement of escrow items with the sellers of Cooke PH, Inc. (formerly Cooke Pharma, Inc.).

        Results Of Operations

        Three months ended September 30, 2002 and 2001

     Revenues for the three months ended September 30, 2002 were approximately $5.1 million, as compared to approximately $1.3 million for the three months ended September 30, 2001. The increase was due primarily to United Therapeutics’ sales of approximately $2.6 million of Remodulin and approximately $1.3 million of pumps and supplies to distributors in connection with Remodulin, with virtually no corresponding revenues in the 2001 period since Remodulin was approved by the FDA in May 2002. In addition, sales of other products and services increased by approximately $226,000 to approximately $1.2 million.

     Research and development expenses consist primarily of costs to acquire pharmaceutical products and product rights for development and amounts paid to contract research organizations, hospitals and laboratories for the provision of services and materials relating to drug development and clinical trials. Research and development expenses were approximately $6.6 million for the three months ended September 30, 2002, as compared to approximately $8.0 million for the three months ended September 30, 2001. The decrease of approximately $1.4 million was due primarily to a decrease from 2001 to 2002 in expenses related to patient enrollment in United Therapeutics’ clinical trials of approximately $3.8 million, offset by an increase in 2002 of approximately $1.8 million related to expenses for United Therapeutics’ OvaRex program, approximately $498,000 of increased operating costs and approximately $314,000 of increased research and development costs related to UT-231B.

     General and administrative expenses consist primarily of salaries, office expenses, professional fees, provision for doubtful accounts receivable, inventory reserves and depreciation and amortization. General and administrative expenses were approximately $2.6 million for the three months ended September 30, 2002, as compared to approximately $3.4 million for the three months ended September 30, 2001. The decrease of approximately $798,000 was due primarily to a decrease in expenses related to travel totaling approximately $191,000, amortization of goodwill totaling approximately $269,000 for the three months ended September 30, 2001 with no corresponding amount in the 2002 period (due to the adoption of SFAS No. 142 on January 1, 2002 which eliminated goodwill amortization), decreased expenses totaling approximately $177,000 due to the transfer of certain administrative employees and related expenses to sales and marketing functions and decreased option expense to consultants totaling approximately $133,000.

     Sales and marketing expenses for the three months ended September 30, 2002 were approximately $1.2 million, as compared to approximately $963,000 for the three months ended September 30, 2001. The increase was due to expanded marketing efforts related to Remodulin and other products.

     Cost of product sales was approximately 19% of product sales for the three-months ended September 30, 2002 as compared to approximately 100% for the corresponding period in 2001. The decrease in cost of product sales as a percentage of product revenues was due primarily to the commercial launch of Remodulin in May 2002. In 2001, product sales consisted primarily of Remodulin pumps and supplies which were sold to Remodulin distributors at their acquisition cost. Cost of service sales was approximately 57% of services sales for the three months ended September 30, 2002 as compared to approximately 43% for the corresponding period in 2001.

     Interest income for the three months ended September 30, 2002 was approximately $537,000, as compared to approximately $2.2 million for the three months ended September 30, 2001. This decrease of approximately $1.7 million was attributable primarily to a decrease in the amount of cash available for investing and lower yields in 2002 as compared to 2001.

      For the past two quarters, the quoted market price of AltaRex’s common stock was consistently less than United Therapeutics’ cost. This was determined to be an other-than-temporary decline in the value of AltaRex’s common stock held by United Therapeutics. As a result, the investment in AltaRex was written down to its fair value as determined by quoted market prices on September 30, 2002. The write-down totaled approximately $2.9 million.

     The loss on marketable investments for the three months ended September 30, 2002 was approximately

$3.3 million, as compared to none for the three months ended September 30, 2001. In June 2002, United Therapeutics began reassessing its investment program in light of increasingly adverse conditions in the bond markets. As a result, the entire investment portfolio was sold in July 2002. The realized loss of approximately $3.3 million was a result of the liquidation of the investment portfolio.

        Nine months ended September 30, 2002 and 2001

     Revenues for the nine months ended September 30, 2002 were approximately $18.1 million, as compared to approximately $4.1 million for the nine months ended September 30, 2001. The increase was due primarily to United Therapeutics’ sales of approximately $11.5 million of Remodulin and approximately $3.3 million of pumps and supplies to distributors in connection with Remodulin, with virtually no corresponding revenue in the 2001 period since Remodulin was approved by the FDA in May 2002. In addition, sales of other products increased by approximately $295,000 to approximately $3.3 million.

     Research and development expenses were approximately $18.4 million for the nine months ended September 30, 2002, as compared to approximately $26.1 million for the nine months ended September 30, 2001. The decrease of approximately $7.7 million was due primarily to a decrease from 2001 to 2002 in expenses related to patient enrollment in clinical trials of approximately $13.8 million offset by an increase in 2002 of approximately $4.5 million related to expenses for United Therapeutics’ OvaRex program, approximately $873,000 of increased operating costs and approximately $765,000 of increased personnel costs.

     General and administrative expenses were approximately $8.1 million for the nine months ended September 30, 2002, as compared to approximately $10.3 million for the nine months ended September 30, 2001. This decrease of approximately $2.2 million was due primarily to decreased expenses totaling approximately $562,000 related to the transfer of certain employees and related expenses from third party contract manufacturing activities to internal research and development functions, amortization of goodwill totaling approximately $808,000 for the nine months ended September 30, 2001 with no corresponding amount in the 2002 period (due to the adoption of SFAS No. 142 on January 1, 2002 which eliminated goodwill amortization), decreased travel expenses totaling approximately $389,000, decreased expenses totaling approximately $218,000 related to the transfer of certain administrative employees and related expenses to sales and marketing functions and decreased professional fees of approximately $173,000. These decreases were offset by increases in expenses related primarily to salaries and benefits totaling approximately $650,000 and insurance totaling $353,000.

     Sales and marketing expenses for the nine months ended September 30, 2002 were approximately $2.5 million, reflecting no significant change from sales and marketing expenses of approximately $2.7 million for the nine months ended September 30, 2001.

     Cost of product sales was approximately 17% of product sales for the nine months ended September 30, 2002 as compared to approximately 63% for the corresponding period in 2001. The decrease in cost of product sales as a percentage of product sales was due primarily to the commercial launch of Remodulin in May 2002. In 2001, product sales consisted primarily of Remodulin pumps and supplies which were sold to Remodulin distributors at their acquisition cost. Cost of services sales was approximately 49% of service sales for the nine months ended September 30, 2002 as compared to approximately 57% for the corresponding period in 2001.

     Interest income for the nine months ended September 30, 2002 was approximately $4.4 million, as compared to approximately $7.9 million for the nine months ended September 30, 2001. This decrease of approximately $3.5 million was attributable primarily to a decrease in the amount of cash available for investing and lower yields in 2002 as compared to 2001.

     For the past two quarters, the quoted market price of AltaRex’s common stock was consistently less than United Therapeutics’ cost. This was determined to be an other-than-temporary decline in the value of AltaRex’s common stock held by United Therapeutics. As a result, the investment in AltaRex was written down to its fair value as determined by quoted market prices on September 30, 2002. The write-down totaled approximately $2.9 million.

     The loss on marketable investments for the nine months ended September 30, 2002 was approximately $7.4 million, as compared to none for the nine months ended September 30, 2001. In March 2002, United Therapeutics reported a $538,000 write-down due to an other-than-temporary decline in value of one of its marketable investments. In June 2002, United Therapeutics began reassessing its investment program in light of increasingly adverse conditions in the bond markets. As a result, all marketable investments were sold in July 2002. A write-down of investments totaling approximately $3.6 million was necessary to adjust the value of United Therapeutics’ marketable investments to their fair value based on quoted market prices at June 30, 2002. In July 2002, United Therapeutics recorded an additional realized loss of approximately $3.3 million as a result of the liquidation of the investment portfolio.

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

     Also during 2000, United Therapeutics acquired the assets of Medicomp, Inc. in a purchase transaction which resulted in a write-off of IPR&D related to in-process projects that had not yet reached technological feasibility and had no alternative future uses. At the acquisition date, Medicomp was conducting design, development, engineering and testing activities associated with the completion of a number of new technological innovations for next-generation products. It was anticipated that completion of these projects would occur in 2001, but completion is now expected to occur in phases during 2003 and 2004. This delay is not expected to have a material impact on United Therapeutics.

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

     United Therapeutics’ working capital at September 30, 2002 was approximately $145.4 million, as compared with approximately $58.2 million at December 31, 2001. The increase of approximately $87.2 million is due primarily to the sale of noncurrent marketable investments in July 2002 and their reinvestment in commercial paper and money market funds which are classified as current assets, and an increase in accounts receivable due to sales of Remodulin and related infusion pumps after the May 2002 FDA approval. Current liabilities at September 30, 2002 were approximately $9.8 million, as compared with approximately $10.8 million at December 31, 2001. United Therapeutics’ debt at September 30, 2002 and December 31, 2001 was approximately $1.9 million and consisted of equipment leases, two mortgage notes, one secured by a certificate of deposit and both secured by the buildings and property owned by United Therapeutics located at 1106 — 1110 Spring Street in Silver Spring, Maryland. Both mortgages are due in monthly installments over 30 years.

     Net cash used in operating activities was approximately $22.5 million and $31.5 million for the nine-month periods ended September 30, 2002 and 2001, respectively. For the nine-month periods ended September 30, 2002 and 2001, United Therapeutics invested approximately $2.6 million and $436,000, respectively, in cash for property, plant and equipment. In September 2002, United Therapeutics purchased the property next to its Silver Spring, Maryland headquarters for approximately $1.7 million in cash. In April and August 2002, United Therapeutics invested approximately $4.9 million in AltaRex Corp. For the nine months ended September 30, 2002, United Therapeutics generated approximately $139.4 million of cash from sales and maturities of marketable investments, net of reinvestments. For the nine months ended September 30, 2001, United Therapeutics used approximately $79.7 million of cash to purchase marketable investments, net of sales and maturities. Net cash provided by financing activities for the nine-months ended September 30, 2002 was approximately $160,000. Net cash used by financing activities was approximately $2.9 million for the nine-month period ended September 30, 2001. Cash flows used in financing activities for the nine-month period ended September 30, 2001 were primarily used to repurchase United Therapeutics’ common stock pursuant to a stock repurchase program that expired in December 2001.

     United Therapeutics has contracted with various companies and research organizations to coordinate and perform clinical trials and to provide materials and other services related to the development and commercialization of Remodulin and other products. It is anticipated that approximately $5.2 million in cash will be used during the fourth quarter of 2002 under these current agreements which will be funded from existing working capital. United Therapeutics expects to make a $100,000 milestone payment pursuant to existing license agreements during the fourth quarter of 2002. United Therapeutics expects to make royalty payments on sales of Remodulin, if annual net sales exceed $25.0 million, and on all HeartBar products during 2002. In December 1996, Pharmacia Corporation (formerly Pharmacia & Upjohn Company) exclusively licensed to United Therapeutics patents and a patent application for the composition and production of a prostacyclin analog. The Pharmacia agreement requires milestone payments of up to $325,000 for orphan indications of a prostacyclin analog manufactured utilizing technology licensed from Pharmacia and royalties between 2.5% (in the U.S.) and 5% (in certain other countries) of all net sales, subject to certain offsets, until the later of the expiration of the applicable patent or 10 years after the date of the first commercial sale of a product in a country defined as a milestone country under the agreement. In October 2002, United Therapeutics and Pharmacia amended the license agreement to change the royalties to Pharmacia to 4%, subject to a 50% reduction, on annual net sales of Remodulin in excess of $25.0 million. Royalties on all products will range from 1% to 10% of sales of these products.

     United Therapeutics believes that sales of Remodulin to distributors for use by the current base of approximately 350 reimbursable patients in the US and Europe could provide an average annual revenue to United Therapeutics of approximately $30.0 million based on current pricing and dosing levels. Based on this current estimate, United Therapeutics’ believes its net losses will average, on an annual basis, between approximately $2.0 million and $3.0 million per month for the foreseeable future. Factors that could affect the accuracy of these revenue and net loss estimates include the following:

•	Retention of current patients;

•	Impact of infusion site pain and reaction and other Remodulin side effects;

•	Addition of new patients to replace lost patients;

•	Changes in the current pricing and dosing;

•	Continued regulatory approval of Remodulin;

•	Additional regulatory approvals in other countries;

•	Outcome of the phase IV post-marketing study of Remodulin;

•	Impact of other approved and investigational competitive products;

•	Reimbursement of Remodulin by public and private payers;

•	Impact of medical and scientific opinion;

•	Continued performance by current Remodulin distributors;

•	Actual expenses incurred in future periods; and

•	Establishment of additional strategic or licensing arrangements.

     United Therapeutics expects that net cash generated from Remodulin sales (at the current average annual revenue level of approximately $30.0 million discussed above) together with existing capital resources (comprised primarily of cash and cash equivalents) will be adequate to fund its operations through 2005. United Therapeutics’ future capital requirements and the adequacy of its available funds will depend on many factors, including:

•	Continued regulatory approval of Remodulin;

•	Retention and growth of reimburseable patients treated with Remodulin;

•	Collection of accounts receivable;

•	Size, scope and outcome of Remodulin post-marketing Phase IV clinical studies;

•	Size, scope and outcome of its development efforts for existing and additional products;

•	Future milestone and royalty payments;

•	Cost, timing and outcomes of regulatory reviews;

•	Rate of technological advances;

•	Status of competitive products;

•	Defending and enforcing intellectual property rights;

•	Development of manufacturing resources or the establishment, continuation or termination of third-party manufacturing arrangements;

•	Establishment, continuation or termination of third-party clinical trial arrangements;

•	Development of sales and marketing resources or the establishment, continuation or termination of third-party sales and marketing arrangements;

•	Establishment of additional strategic or licensing arrangements; and

•	Risks associated with acquisitions, including the ability to integrate acquired businesses.

     As of September 30, 2002, United Therapeutics had available approximately $111.1 million in net operating loss carryforwards and approximately $27.4 million in business tax credit carryforwards for federal income tax purposes that expire at various dates through 2020. The portions of these carryforward items that were generated prior to June 1999 are subject to certain limitations. United Therapeutics does not believe that the limitations will cause the net operating loss and general business credit carryforwards to expire unused.

        Summary of Critical Accounting Policies

        Marketable Investments

     Currently, United Therapeutics invests portions of its cash in money market funds and commercial paper. Prior to and during July 2002, United Therapeutics invested portions of its cash in marketable debt securities. Due to United Therapeutics’ intent and ability to hold these marketable debt investments until their maturities, they had historically been reported at their amortized cost in the consolidated balance sheets. In June 2002, United Therapeutics began reassessing its investment program. As a result, United Therapeutics liquidated all its marketable investments in July 2002 in order to invest the proceeds in money market funds, commercial paper and federal instruments. As a result, United Therapeutics was required to reclassify these investments as available-for-sale and report them in the June 30, 2002 balance sheet at their current fair market values based on quoted market prices. This resulted in a write-down of approximately $3.6 million in the three months ended June 30, 2002 and an additional loss of approximately $3.3 million upon the sale of these investments in the three months ended September 30, 2002.

        Inventory Capitalization

     Prior to FDA approval of Remodulin, United Therapeutics capitalized inventory costs associated with the synthesis and manufacture of Remodulin, based on management’s judgment of probable future commercialization. Remodulin received FDA approval on May 21, 2002.

        Stock Options

     United Therapeutics applies the principles of APB No. 25 in accounting for its stock options issued to its employees. Had United Therapeutics applied the principles of SFAS No. 123 for its employee options, its net loss for the three-month periods ended September 30, 2002 and 2001 would have been approximately $16.6 million and $12.9 million, respectively, as compared to approximately $12.2 million and $9.8 million, respectively. Its net loss for the nine-month periods ended September 30, 2002 and 2001 would have been approximately $34.2 million and $39.0 million, respectively, as compared to approximately $21.0 million and $29.9 million, respectively.

        Investments in Affiliates

     The equity method of accounting is used to account for most of United Therapeutics’ investments in affiliates. The equity method of accounting generally requires United Therapeutics to report its share of the affiliates’ net losses or profits in its financial statements, but does not require that assets, liabilities, revenues and expenses of the affiliates be consolidated with United Therapeutics’ financial statements. The equity method of accounting is being applied generally due to the lack of control over these affiliates and the levels of ownership held by United Therapeutics. Other investments in affiliates are accounted for on the cost method generally due to the lack of control over these affiliates and a less than 20% ownership by United Therapeutics. The cost method of accounting does not require that United Therapeutics report its share of the affiliates’ net losses or profits in its financial statements, nor are affiliates’ assets, liabilities, revenues and expenses consolidated with United Therapeutics' financial statements.

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

        Goodwill and Other Intangible Assets

     United Therapeutics’ goodwill represents the excess of purchase prices and related costs over the value assigned to the net tangible and intangible assets of businesses acquired. United Therapeutics' other intangible assets are primarily comprised of trademarks, patents and technology acquired through businesses acquisitions. At September 30, 2002, United Therapeutics had approximately $14.7 million of goodwill and other intangible assets, net of accumulated amortization. Periodically, United Therapeutics reviews the recoverability of goodwill and other intangible assets. If an impairment of goodwill or other intangible assets is deemed to have occurred, then an impairment loss would be estimated and charged against earnings in the period in which the impairment occurs. Useful lives of intangible assets are estimated and intangible assets are amortized to expense over the useful period. Due to the adoption of SFAS No. 142 on January 1, 2002, goodwill is no longer amortized to expense.

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

     In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). SFAS 146 addresses the financial accounting and reporting for costs associated with exit or disposal activities and is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 will be adopted on January 1, 2003.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

     At September 30, 2002, a substantial portion of United Therapeutics’ assets were comprised of investment grade corporate commercial paper. The market value of these investments fluctuates with changes in current market interest rates. In general, as rates increase, the market value of a debt instrument would be expected to decrease. The opposite is also true. To minimize such market risk, United Therapeutics holds such instruments to maturity at which time these instruments would be redeemed at their stated or face value. At September 30, 2002, United Therapeutics had approximately $20.0 million in commercial paper at various maturity dates through January 2003 with a weighted average stated interest rate of approximately 1.73 percent.

Item 4.    Controls and Procedures

     Based on their evaluation, as of a date within 90 days of the filing date of this Form 10-Q, United Therapeutics’ Chief Executive Officer and Chief Financial Officer have concluded that United Therapeutics’ disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these internal controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II.    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registration, incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-76409)
3.2	Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-76409)
10.25	Amendment No. 1 to Exclusive License Agreement, effective as of December 3, 1996, made as of October 1, 2002 by and between Pharmacia & Upjohn Company and the Registrant.
10.26	Technical Services Agreement dated August 27, 2002 between the Registrant and Kurzweil Technologies, Inc.

(b)	Reports on Form 8-K

     On August 14, 2002, the Registrant filed a Form 8-K dated August 14, 2002 reporting an Item 9 event and attaching the certifications of each of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that accompanied the Registrant’s Form 10-Q for the quarter ended June 30, 2002.

     On August 16, 2002, the Registrant filed a Form 8-K dated August 16, 2002 reporting Item 5 events and attaching a press release related thereto and a copy of the exclusive license agreement between the Registrant and AltaRex Corp.

     On August 19, 2002, the Registrant filed a Form 8-K dated August 19, 2002 reporting an Item 5 event and attaching a press release related thereto.

     On September 4, 2002, the Registrant filed a Form 8-K dated September 4, 2002 reporting an Item 5 event and attaching a press release related thereto.

     On September 24, 2002, the Registrant filed a Form 8-K dated September 20, 2002 reporting Item 5 events and attaching a press release related thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED THERAPEUTICS CORPORATION

Date: November 14, 2002	/s/ Martine A. Rothblatt
By: Martine A. Rothblatt Title: Chief Executive Officer

/s/ Fred T. Hadeed
By: Fred T. Hadeed Title: Chief Financial Officer

CERTIFICATION

I, Martine A. Rothblatt, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of United Therapeutics Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of United Therapeutics as of, and for, the periods presented in this quarterly report;

4.	United Therapeutics’ other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for United Therapeutics and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to United Therapeutics, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of United Therapeutics’ disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	United Therapeutics’ other certifying officer and I have disclosed, based on our most recent evaluation, to United Therapeutics’ auditors and the audit committee of United Therapeutics’ board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect United Therapeutics’ ability to record, process, summarize and report financial data and have identified for United Therapeutics’ auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in United Therapeutics’ internal controls; and

6.	United Therapeutics’ other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ Martine A. Rothblatt
By: Martine A. Rothblatt Title: Chief Executive Officer

CERTIFICATION

I, Fred T. Hadeed, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of United Therapeutics Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of United Therapeutics as of, and for, the periods presented in this quarterly report;

4.	United Therapeutics’ other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for United Therapeutics and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to United Therapeutics, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of United Therapeutics’ disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	United Therapeutics’ other certifying officer and I have disclosed, based on our most recent evaluation, to United Therapeutics’ auditors and the audit committee of United Therapeutics’ board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect United Therapeutics’ ability to record, process, summarize and report financial data and have identified for United Therapeutics’ auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in United Therapeutics’ internal controls; and

6.	United Therapeutics’ other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Fred T. Hadeed
By: Fred T. Hadeed Title: Chief Financial Officer