Form 10-K
period 2002-12-31
UNITED THERAPEUTICS CORP
filed 2003-03-19
CIK 1082554

Securities and Exchange Commission
Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     X     No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K.   ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes   X   No

     The number of shares outstanding of the registrant’s Common Stock, par value $0.01 per share, as of March 12, 2003 was 20,924,120 shares. The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price on June 28, 2002 as reported by the Nasdaq National Market was approximately $258.3 million.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s definitive proxy statement for the registrant’s 2003 annual shareholders meeting are incorporated by reference in Part III of this Form 10-K.

PART I

ITEM 1.  BUSINESS

          United Therapeutics is a biotechnology company focused on the development and commercialization of unique therapeutics to treat chronic and life-threatening diseases. United Therapeutics is active in three therapeutic areas — cardiovascular medicine, infectious disease and oncology – with five therapeutic platforms:

•	Prostacyclin Analogs, which are stable synthetic forms of prostacyclin, an important molecule produced by the body that has powerful effects on blood-vessel health and function. United Therapeutics’ drug Remodulin® has been approved in the United States for the treatment of pulmonary arterial hypertension in patients with NYHA Class II-IV symptoms to diminish symptoms associated with exercise, and in Canada and Israel for similar uses;

•	Immunotherapeutic Monoclonal Antibodies, which are antibodies that activate patients’ immune systems to treat cancer, including OvaRex® that is being developed for the treatment of metastatic ovarian cancer;

•	Glycobiology Anti-viral Agents, which are a class of small molecules that may be effective as an oral therapy for hepatitis C and other infections;

•	Telemedicine, which involves portable digital devices that enable physicians to remotely monitor patients’ bodily measurements such as heart function, including the CardioPal® cardiac event recorder; and

•	Arginine Formulations, including the HeartBar® product line, which deliver the amino acid arginine that is necessary for the promotion of vascular function.

          Most of United Therapeutics’ resources are focused on its prostacyclin analogs for the treatment of pulmonary hypertension and peripheral vascular disease. United Therapeutics’ other principal focus areas are the development of immunotherapeutic monoclonal antibodies for the treatment of cancers and glycobiology anti-viral agents for the treatment of hepatitis and other diseases. United Therapeutics also devotes resources to the commercialization and further development of arginine supplementation therapy, especially in cardiovascular health, and of telecardiology, principally for cardiac arrhythmia.

          United Therapeutics was incorporated in June 1996 in Delaware under the name Lung Rx, Inc. The company changed its name to United Therapeutics Corporation in December 1997. United Therapeutics’ wholly owned subsidiaries include Unither Pharmaceuticals, Inc., Unither Telemedicine Services Corp., Lung Rx, Inc., United Therapeutics Europe, Ltd., Unither Pharma, Inc., Medicomp, Inc. and Unither Nutriceuticals, Inc.

United Therapeutics’ Products

     United Therapeutics’ product portfolio includes the following:

Product	Mode of Delivery	Indication/Market	Current Status	UT Territory

Remodulin®	Continuous subcutaneous	Pulmonary arterial hypertension	Commercial in U.S., Canada and Israel EU Reviews Ongoing	Worldwide

Arginine Formulations	Oral dietary supplement	Vascular function	Commercial	Worldwide

CardioPAL® and PM350	Telemedical	Arrhythmias and angina	Commercial	Worldwide

OvaRex®	Intravenous	Ovarian cancer	Phase III	Worldwide*

Remodulin®	Intermittent subcutaneous	Critical limb ischemia	Phase II/III	Worldwide

UT-231B	Oral	Hepatitis C	Phase I/II	Worldwide

BrevaRex®	Intravenous	Multiple myeloma	Phase I	Worldwide*

Beraprost SR	Oral	Peripheral vascular disease	Phase I	U.S./Canada

Epicardia Auto-Trigger	Telemedical	Cardiac arrhythmias	Preclinical	Worldwide

UT-15 Sustained Release	Oral	Pulmonary arterial hypertension and peripheral vascular disease	Preclinical	Worldwide

ADMA Diagnostic	Diagnostic test	Cardiovascular disease	Preclinical	Worldwide

Glycobiology Antiviral Agents	Oral	Hepatitis B, dengue and Japanese encephalitis	Preclinical	Worldwide

MultiRex	Intravenous	Breast cancer	Preclinical	Worldwide*

ProstaRex	Intravenous	Prostate cancer	Preclinical	Worldwide*

GivaRex	Intravenous	Pancreatic cancer	Preclinical	Worldwide*

*	except Europe and the Middle East.

     Remodulin®

          In December 1996 and January 1997, United Therapeutics obtained worldwide rights for all indications to Remodulin® (also known as UT-15 and formerly known as Uniprost), a prostacyclin analog, from Glaxo Wellcome, Inc. and Pharmacia & Upjohn Company (see Patent and Proprietary Rights below). In October 1999, United Therapeutics acquired all the outstanding stock of SynQuest, Inc., the manufacturer of treprostinil, the bulk active ingredient in Remodulin. Remodulin, United Therapeutics’ main product, was approved in May 2002 in the United States and in October 2002 in Canada and Israel.

     Pulmonary Arterial Hypertension

          United Therapeutics has focused primarily on developing Remodulin as its lead product for treating pulmonary arterial hypertension. Pulmonary arterial hypertension is a vascular disease that affects the blood vessels between the heart and lungs known as the pulmonary blood vessels. Pulmonary arterial hypertension is characterized by the degradation of the blood-vessel wall lining, the aggregation of platelets and the disruption of smooth muscle cell function. These conditions cause blockages and affect the ability of the blood vessels to dilate and then constrict as blood flows to the lungs. The resulting elevated pulmonary blood pressure causes increasing strain on the right side of the heart as it tries to pump blood to the lungs.

          Pulmonary arterial hypertension is associated with reduced production of the natural hormone prostacyclin in the pulmonary blood vessels. Prostacyclin appears to dilate blood vessels where necessary, prevent platelet aggregation, and prevent proliferation of smooth muscle cells surrounding the vessels. The first FDA-approved prostacyclin for pulmonary arterial hypertension was Flolan®, a synthetic form of prostacyclin delivered continuously by an external pump through a surgically implanted intravenous catheter. Flolan was approved for use in certain subsets of late-stage pulmonary arterial hypertension.

          United Therapeutics believes Remodulin provides patients with a convenient and non-intravenous alternative to Flolan. In contrast to Flolan, Remodulin is stable at room temperature and is significantly longer lived in the human body. These attributes allow for safer and more convenient delivery of Remodulin to patients. Specifically, Remodulin is delivered by subcutaneous infusion with a pager-sized microinfusion device made by Medtronic MiniMed. Subcutaneous delivery of Remodulin also eliminates the risk of sepsis infection and related hospitalization associated with the Flolan catheter. Remodulin’s extended life in the body also greatly reduces the risk of pulmonary hypertension rebound and death from an abrupt recurrence of hypertension known as rebound hypertension when treatment is interrupted. The stability of Remodulin also allows it to be prepackaged, thus eliminating the need to reconstitute the drug one or more times daily under completely sterile conditions, as is required with Flolan. Lastly, Remodulin does not require the use of cooling packs or refrigeration as is required with Flolan to keep it stable.

          In late 2001, the FDA approved Tracleer®, an oral treatment for patients with certain subsets of late-stage pulmonary arterial hypertension. Tracleer is the first drug in a class of drugs known as endothelin antagonists. Endothelin constricts blood vessels and is elevated in patients with pulmonary arterial hypertension. Many pulmonary arterial hypertension leading experts believe that Tracleer or other endothelin antagonists may in the future be used in combination with Remodulin or Flolan since these drugs provide symptomatic relief in different ways and might complement each other to treat these seriously ill patients.

          In March 2000, United Therapeutics completed an international, randomized, placebo-controlled, double-blind study of Remodulin involving a total of 470 patients with pulmonary arterial hypertension. Half of the patients received Remodulin subcutaneously for 12 weeks, while the other half received a placebo. The study data show that patients who received Remodulin had significant improvement in exercise capacity, pulmonary blood pressure and in the signs and symptoms of the disease. Based on the favorable results of this study, United Therapeutics filed a New Drug Application (NDA) with the U. S. Food and Drug Administration (FDA) in late 2000.

          On May 21, 2002, the FDA approved Remodulin (treprostinil sodium) Injection for the treatment of pulmonary arterial hypertension in patients with NYHA class II-IV symptoms to diminish symptoms associated with exercise. Remodulin may be prescribed for all disease subsets of symptomatic pulmonary arterial hypertension and is the only pulmonary arterial hypertension treatment approved for patients with NYHA class II (early-stage) symptoms.

          United Therapeutics agreed with the FDA that it would perform a post-marketing phase IV clinical study to further assess the clinical benefits of Remodulin. The phase IV study commenced in late 2002 and must be completed within 24 months from the May 2002 approval. As of March 2003, four patients had been enrolled in the 100 patient Phase IV study.

United Therapeutics intends to meet with the FDA in April or May 2003 to report on the progress of the study. Continued FDA approval is conditioned on the completion and outcome of the phase IV study. On October 7, 2002, the Canadian Therapeutics Products Directorate approved Remodulin for long term subcutaneous treatment of pulmonary arterial hypertension in NYHA class III and IV patients who do not respond adequately to conventional therapy. On October 31, 2002, the Israeli Ministry of Health, Drug Registration Department, approved Remodulin for the treatment of primary pulmonary arterial hypertension, pulmonary arterial hypertension associated with connective tissue disorders and pulmonary arterial hypertension associated with congenital systemic to pulmonary shunts. Remodulin marketing applications are under review in France, Australia and Switzerland, with additional European filings to follow approval in France.

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

          In the United States, it is estimated that 750,000 people suffer from critical limb ischemia. The disease is characterized by extreme pain, non-healing ulcers in the legs, reduced exercise capacity and severely reduced blood flow in the limbs. There are currently no approved drugs to treat critical limb ischemia. Physicians, therefore, perform surgical interventions (such as balloon angioplasty, stents and by-passes) to restore or improve blood flow in the limbs. These procedures can provide relief to patients, but do not address the underlying causes of peripheral vascular disease. Due to the lack of adequate treatments, approximately 200,000 amputations of major limbs are performed each year on patients with critical limb ischemia.

          In September 1998, United Therapeutics completed a Phase II study which assessed the safety and blood flow effects of Remodulin administered intravenously to patients with critical limb ischemia. The study demonstrated that Remodulin can be administered safely to patients with critical limb ischemia and that Remodulin substantially increased blood flow in the affected areas of the legs. United Therapeutics has commenced pre-pivotal clinical studies of Remodulin for critical limb ischemia. These studies are expected to be completed by late 2003. The results of the pre-pivotal studies will be used to design a pivotal study that is anticipated to commence in 2004.

     Metastatic Cancer

          United Therapeutics has tested the anti-cancer capabilities of Remodulin in laboratory experiments. These in vitro studies showed that Remodulin has an anti-metastatic effect at the same dose given to pulmonary hypertension patients. In addition, there are many published reports of the anti-cancer effects of various analogs of the prostacyclin molecule. Much of the excitement regarding prostacyclin as an anti-cancer molecule has to do with prostacyclin’s ability to block an endothelial cell receptor (called the PPAR receptor) which is believed to be needed for tumor growth. Given the potency of Remodulin, and its relative ease of use, United Therapeutics believes there may be anti-cancer potential in this lead product and further development may be initiated in the future.

     UT-15 Sustained Release

          United Therapeutics is currently in the early stage of development of a longer-acting prostacyclin analog, known as UT-15 Sustained Release. UT-15 Sustained Release will be developed as an oral therapy for vascular diseases, including pulmonary arterial hypertension and peripheral vascular disease. A longer-acting prostacyclin analog could enable patients to take fewer doses per day. United Therapeutics is currently screening potential candidates for further evaluation.

     Sales and Marketing

          United Therapeutics’ marketing strategy for Remodulin relies upon United Therapeutics staff to educate the prescribing community. During 2002, United Therapeutics formed an internal marketing team to handle these educational efforts. The team consisted of five persons as of March 2003 and is expected to continue growing during 2003. Additionally, United Therapeutics relies on chronic care specialty pharmacy distributors to handle doctor and patient requests for Remodulin on a non-exclusive basis in the United States. To further this strategy, United Therapeutics has entered into two non-exclusive distributor agreements with Accredo Therapeutics, Inc. (formerly known as Gentiva Health Services, Inc.) and Priority Healthcare Corporation for the United States. See Priority Healthcare and Accredo Therapeutics, Inc. Strategic Alliances below. These specialty distributors are experienced in the sale, distribution and reimbursement of chronic therapies.

In addition, United Therapeutics has an internal sales and marketing department focused on educational efforts directed at pulmonary hypertension clinicians. Outside of the United States, United Therapeutics has entered into six exclusive distributor agreements covering Canada, most of Europe, Australia, South America and Israel. United Therapeutics sells Remodulin to its distributors in the United States at a discount from an average wholesale price suggested by United Therapeutics and to its international distributors at a transfer price set by United Therapeutics. The distributors are responsible for assisting patients with obtaining reimbursement. During 2002, approximately $21.2 million of revenues were earned from the sales of Remodulin.

     Arginine and ADMA

          In December 2000, United Therapeutics expanded its cardiovascular focus when it acquired the assets and certain liabilities of Cooke Pharma, Inc., the exclusive manufacturer of the HeartBar® line of arginine products that is now operating as Unither Pharma, Inc. Unither Pharma owns the exclusive patent rights to use HeartBar’s key ingredient, arginine, for the promotion of vascular function. Although arginine is broadly sold as a nutritional supplement in pill form, there are no existing arginine products, other than HeartBar, that can deliver 6 grams of arginine in a single dose. Pills generally contain only 500 milligrams of arginine or one-twelfth the amount in one HeartBar. Arginine is required by the body to produce nitric oxide, which is critical for maintaining vascular function. HeartBar products are sold in several flavors and in bar or drink formulation.

          Recent studies show that people with high levels of another molecule called asymmetric dimethylarginine (ADMA) may be at especially high risk of heart disease. ADMA reduces the amount of arginine that can be converted to nitric oxide. In December 2001, United Therapeutics acquired the exclusive worldwide rights to develop a blood test to measure a person’s ADMA levels, much like a cholesterol test. As most people age, their blood pressure rises as endothelial dysfunction gradually sets in. While it is not a cure for the problems of advancing age, arginine supplementation is one way to help with dietary management of cardiovascular risk. This is particularly true for those persons with genetically determined high levels of ADMA.

          Presently, the HeartBar line of products is marketed directly to consumers via independent distributors and the Internet. During 2002, approximately $1.4 million of revenues were earned from the sales of HeartBar products.

     Telemedicine Services

          United Therapeutics provides telemedicine services for a fee to patients and physicians, through its subsidiary, Medicomp, Inc. Medicomp, Inc. provides cardiac Holter and event monitoring analysis services remotely via telephone lines and the Internet for hospitals, clinicians and other providers. These services are designed to address the needs of patients suspected of suffering from cardiac arrhythmias and other abnormalities such as ischemic events and are delivered via Medicomp’s proprietary PM350 Holter Monitor and CardioPAL® event recorder. The Epicardia Auto-Trigger, a next-generation event recorder, is currently in the pre-clinical stage of development. Medicomp also provides pacemaker monitoring services.

          Cardiac arrhythmias and ischemic heart disease afflict an estimated 20 million Americans, and possibly ten times that number worldwide. If left undetected and untreated, these conditions can result in heart attacks and death. Treatment of cardiac arrhythmias and ischemia with pharmaceuticals requires careful dosing based upon life-long, repeat cardiac monitoring.

          Holter and event monitoring services and systems are marketed to physicians, hospitals, and managed care providers directly by Medicomp’s internal sales force. During 2002, revenues of approximately $3.4 million from the sales of telemedicine services and $444,000 from the sales of telemedicine systems were earned.

     Immunotherapeutic Monoclonal Antibodies

          In April 2002, United Therapeutics entered into an agreement with AltaRex Corp. to exclusively license certain rights to a platform of five immunotherapeutic monoclonal antibodies. These products were being developed by AltaRex for use in ovarian, prostate, lung, breast, multiple myeloma and other forms of cancer. The lead product, OvaRex, had completed Phase II studies in metastatic ovarian cancer.

          In January 2003, United Therapeutics initiated two identical Phase III pivotal clinical trials of OvaRex in patients with stage III/IV advanced ovarian cancer. The study will be conducted at approximately 60 centers throughout the United States and is expected to be fully enrolled in approximately 15 months from the study’s initiation. Patients enrolled in these studies have successfully completed front-line therapy, consisting of surgery and chemotherapy. The primary endpoint for the trials is to assess the time to disease relapse. Patients will also be followed for survival. Approximately 200,000 women in the United States have ovarian cancer.

     Glycobiology Antiviral Agents

          In March 2000, Unither Pharmaceuticals, Inc., a wholly owned subsidiary of United Therapeutics, entered into a license agreement with Synergy Pharmaceuticals, Inc. to obtain from Synergy the exclusive worldwide rights to certain patents relating to anti-viral compounds. These glycobiology antiviral agents are small molecules which may be effective as an oral therapy for hepatitis C and B infections, as well as dengue and Japanese encephalitis virus. Currently, many of these agents are undergoing laboratory testing while new agents are being synthesized.

          The most advanced agent identified to date is UT-231B. An Investigational New Drug Application (IND) was submitted for UT-231B in 2002 and accepted by the FDA. UT-231B completed acute and chronic Phase I dosing studies in early 2003. A phase II proof-of-concept study in patients infected with hepatitis C that have failed conventional therapies is expected to begin during 2003.

     Beraprost

          In June 2000, United Therapeutics obtained from Toray Industries, Inc. the exclusive right to develop and market the oral prostacyclin, beraprost, in the sustained release formulation in the United States and Canada for the treatment of all vascular and cardiovascular indications.

          Beraprost is an oral form of prostacyclin that is chemically stable. Like natural prostacyclin and Remodulin, beraprost dilates blood vessels, prevents platelet aggregation and prevents proliferation of smooth muscle cells surrounding blood vessels. Intermittent oral doses of immediate release beraprost did not prove effective in phase III studies conducted by United Therapeutics during 2000 and 2001. However, United Therapeutics believes that sustained release oral doses of beraprost may be an important treatment for early-stage peripheral vascular disease and for early-stage pulmonary hypertension. Beraprost is presently in Phase I clinical testing being conducted by Toray Industries in Japan.

          Toray is required to complete testing of sustained release beraprost through Phase I. If Toray succeeds, United Therapeutics would be obligated to grant Toray an option to purchase 500,000 shares of United Therapeutics’ common stock at the current fair value of that stock. However, the development of sustained release beraprost has been significantly delayed by Toray and United Therapeutics may cancel this agreement prior to granting any options.

     Northern Therapeutics, Inc.

          In December 2000, Lung Rx, Inc. formed a new company in Canada, Northern Therapeutics, Inc. (Northern Therapeutics), with the inventor of a new form of autologous (non-viral vector) gene therapy for pulmonary arterial hypertension and other conditions. The purpose of Northern Therapeutics is to develop the gene therapy and also to distribute certain United Therapeutics’ products in Canada. United Therapeutics received approximately 59 percent of the initial outstanding common stock of Northern Therapeutics in exchange for $5.0 million in cash of which $1.5 million was paid as of December 31, 2002. The remainder is generally being paid in $1.0 million annual increments.

The Medtronic MiniMed Strategic Alliance

          Medtronic MiniMed has agreed to the use of its pager-sized microinfusion pump for delivery of Remodulin continuously and subcutaneously. United Therapeutics entered into an agreement with MiniMed, Inc. (now Medtronic MiniMed) in September 1997, which was implemented in a detailed set of guidelines to collaborate in the design, development and implementation of therapies to treat pulmonary hypertension utilizing MiniMed products and Remodulin. The guidelines require United Therapeutics to purchase its Remodulin infusion pumps exclusively from Medtronic MiniMed at a discount to Minimed list prices unless MiniMed’s infusion pumps fail to receive certain government approvals or cannot be appropriately used, as for intravenous Remodulin. The term of the agreement commenced on September 3, 1997 and continues for seven years after the May 2002 FDA approval of Remodulin. The agreement will be automatically extended for additional 12-month periods unless otherwise terminated. The agreement is subject to early termination in the event of a material breach or bankruptcy of either party. In the event that there are any discoveries or improvements arising out of work performed under the agreement, the parties will have joint ownership of those discoveries or improvements. United Therapeutics and MiniMed have established a Management Committee comprised of two representatives from each company to oversee implementation of the agreement. United Therapeutics acquires Medtronic MiniMed products and resells these products to its distributors at their acquisition cost. During 2002, approximately $3.7 million of revenues were earned from the resales of MiniMed pumps and supplies.

Priority Healthcare and Accredo Therapeutics Strategic Alliances

          To provide for marketing, promotion and distribution of Remodulin in the United States, United Therapeutics entered into non-exclusive distribution agreements with Priority Healthcare Corporation and Accredo Therapeutics, Inc. (formerly known as Gentiva Health Services, Inc.) on February 9, 2000 and March 21, 2000, respectively. Under the distribution agreements, United Therapeutics will sell Remodulin to Priority and Accredo at a discount from an average wholesale price recommended by United Therapeutics as well as Medtronic Minimed infusion pumps. Priority and Accredo will be responsible for assisting patients with obtaining reimbursement for the cost of the therapy and providing other support services. The terms of the agreements commenced on signing and continue for two years following the May 2002 FDA approval of Remodulin in the case of Priority and three years following the May 2002 launch of Remodulin in the case of Accredo. The agreements will be automatically renewed thereafter for additional two-year periods in the case of Priority and one-year periods in the case of Accredo unless either party provides notice of termination. The agreements are subject to early termination in the event of a material breach or bankruptcy of either party or upon 180-day advance notice of termination.

Patents And Proprietary Rights

          United Therapeutics’ success will depend in part on its ability to obtain and maintain patent protection for its products, preserve trade secrets, prevent third parties from infringing upon its proprietary rights and operate without infringing upon the proprietary rights of others, both in the United States and internationally. See Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources for information regarding royalties and milestone payments under these agreements.

     Glaxo Wellcome Assignment

          In January 1997, Glaxo Wellcome, Inc. (now GlaxoSmithKline PLC) assigned to United Therapeutics all rights to the use of the stable prostacyclin analog known as UT-15, now known as Remodulin. For pulmonary hypertension, the patent does not expire in the United States until October 2009 and until various dates from September 2009 to August 2013 in nine other countries. For congestive heart failure, the patent does not expire until May 2011 in the United States and from May 2011 to March 2012 in five other countries.

     Pharmacia License

          In December 1996, Pharmacia & Upjohn Company (now Pharmacia Corporation) exclusively licensed to United Therapeutics certain patents, a patent application and know-how for the composition and production of the stable prostacyclin analog known as UT-15 (now known as Remodulin). United Therapeutics filed its own U.S. patent application for a new synthesis and production method for Remodulin in October 1997, which was granted in August 2002. United Therapeutics believes that its method is a substantial improvement over the Pharmacia method. United Therapeutics is using its unique synthesis method rather than the licensed Pharmacia method for the production of Remodulin. United Therapeutics also has three pending patent applications with respect to additional Remodulin synthesis improvements.

     AltaRex Corp. Agreement

          In April 2002, Unither Pharmaceuticals, Inc. (UPI) entered into a license agreement with AltaRex Corp. for the exclusive worldwide rights (other than certain European and Middle Eastern countries) to certain patents relating to a platform of immunotherapeutic monoclonal antibody compounds. The compounds are currently in various stages of clinical and preclinical testing, the lead compound of which, OvaRex, is in Phase III clinical trials. The compounds and the method of using the compounds are the subject of a combination of issued patents and pending applications in the United States and around the world. The issued patents have expiration dates ranging from 2017 to 2018. Additional inventions relating to the compounds may be owned jointly by AltaRex and UPI or individually by AltaRex, depending on the source of the invention.

     Synergy Pharmaceuticals, Inc.

          In March 2000, UPI entered into a license agreement with Synergy Pharmaceuticals, Inc. (Synergy) to obtain from Synergy the exclusive worldwide rights to certain patents relating to anti-viral compounds known as iminosugars. The compounds are currently in late stages of preclinical testing or early clinical testing, and are the subject of a combination of issued patents and pending applications in the United States and around the world. The issued patents have expiration dates ranging from 2008 to 2017. Additional inventions relating to the compounds may be owned jointly by Synergy and UPI or individually, depending on the source of the invention.

          In November 2000, UPI and Synergy amended the exclusive license agreement to include the development of new analogs of the licensed compounds. As part of this amendment, UPI agreed to directly assume Synergy’s role in funding ongoing research being conducted by the University of Oxford into analogs of the anti-viral compounds being developed by UPI and Synergy. UPI will receive an exclusive license from the University of Oxford to all inventions arising from such research and entered into the first such license in November 2002 for the lead compound, UT-231B.

     Stanford University and New York Medical College Licenses

          In 2000, Unither Pharma, Inc. (formerly Cooke Pharma, Inc.), acquired the exclusive license to patents related to amino acid based dietary supplements to enhance the level of naturally occurring nitric oxide in the vascular system from Stanford University and New York Medical College. The licenses cover worldwide territories and are valid for the life of the patents (ranging from 2010 to 2018). Unither Pharma will own all rights to all new products that may be or are derived from these licenses, including Unither Pharma’s HeartBar product line.

     Patent Term Extensions

          United Therapeutics believes that some of the patents to which it has rights may be eligible for extensions of up to five years based upon patent term restoration procedures in Europe and in the United States under the Waxman-Hatch Act. For instance, under Waxman-Hatch, the U.S. patents relating to Remodulin could be extended by up to five years, giving the product patent protection until as late as October 2014. In addition, patent extensions are available under similar laws in Europe. United Therapeutics filed with the United States Patent and Trademark Office a patent term extension application for its patent covering the method of treating pulmonary arterial hypertension using Remodulin following its FDA approval. The application is pending.

Research & Development Expenditures

          United Therapeutics is engaged in research and development and has incurred substantial expenses for these activities. These activities generally include the cost of acquiring or inventing new technologies and products as well as their development. Research and development expenses during 2002, 2001 and 2000 totaled approximately $26.8 million, $32.6 million and $70.2 million, respectively. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Major Research and Development Projects for additional information.

Manufacturing and Supply

          United Therapeutics manufactures treprostinil, the bulk active ingredient in Remodulin. Baxter Healthcare Corporation (formerly Cook Imaging Corporation) continues to formulate Remodulin for United Therapeutics. The agreement with Baxter expires in October 2004 and is renewable for successive eighteen month terms. An analytical testing laboratory, Cardinal Health (formerly Magellan Laboratories Inc.), tests the purity of each batch of manufactured Remodulin. Medtronic MiniMed provides the delivery device used to administer Remodulin to patients.

          UT-231B and OvaRex are currently manufactured by contract manufacturers. A contract nutritional food manufacturer in California, Nellson Nutriceuticals, manufactures HeartBar. Holter and event monitors are manufactured by Medicomp at its facility in Florida.

          Although management believes that other manufacturers and suppliers could provide similar products, services and materials, there are a limited number of companies which could replace these manufacturers and suppliers. A change in supplier or manufacturer could cause a delay in the manufacture, distribution and research efforts associated with the respective product or result in increased costs.

Competition

          Many drug companies engage in research and development to commercialize products to treat cardiovascular, infectious and oncological diseases. United Therapeutics is aware of two existing treatments already approved in the United States for certain subsets of late-stage pulmonary arterial hypertension with which Remodulin competes. One is Flolan, an intravenously delivered prostacyclin marketed by GlaxoSmithKline, PLC. The other is Tracleer, an oral endothelin antagonist, marketed by Actelion, Ltd., and additional endothelin antagonists are being developed. United Therapeutics is also aware of other investigational products being developed for pulmonary hypertension, including: sitaxentan in the United States, an oral edothelin antagonist being developed by Texas Biotechnology Corporation; iloprost in Europe, an inhaled prostacylin analog being developed by Schering AG; sildenafil, an oral vasodialator being developed by Pfizer, Inc. internationally; and ambrisentan, an oral endothelin antagonist being developed by Myogen, Inc. In addition, competitors may develop and commercialize other products that compete with United Therapeutics’ products and may do so more rapidly than United Therapeutics. As of January 31, 2003, United Therapeutics estimated that there were approximately 2,800 patients on prostacyclin therapy (either Flolan or Remodulin) in the United States of which approximately 10% were using Remodulin.

     Many companies market or are developing products that will compete with the HeartBar product line in the nutritional supplement market. However, United Therapeutics is the only company that owns the patent rights to use HeartBar’s key ingredient, arginine, for cardiovascular conditions. In addition, one of the largest competitors agreed to cease competing in the cardiovascular benefits market and to pay a royalty to United Therapeutics on its erectile dysfunction arginine products.

     Holter and event monitoring analysis services and systems are provided by many local and regional competitors and a few national competitors.

     United Therapeutics competes with all of these competitors for customers, funding, access to licenses, personnel, third-party collaborators, product development and commercialization. Almost all of these companies have substantially greater financial, marketing, sales, distribution and technical resources, and more experience in research and development, product development and marketing, clinical trials and regulatory matters, than United Therapeutics.

Governmental Regulation

     The research, development, testing, manufacture, promotion, marketing and distribution of drug products are extensively regulated by government authorities in the United States and in other countries. Drugs are subject to rigorous regulation by the FDA in the United States and similar regulatory bodies in other countries. The steps ordinarily required before a new drug may be marketed in the United States, which are similar to steps required in most other countries, include:

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

     Clinical trials to support new drug applications are typically conducted in three sequential phases, but the phases may overlap. During Phase I, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess its effects on bodily functions and safety, including side effects associated with increasing doses. Phase II usually involves studies in a limited patient population to:

•	Assess the efficacy of the drug in specific, targeted indications;

•	Assess dosage tolerance and optimal dosage; and

•	Identify possible adverse effects and safety risks.

     If a compound is found to be potentially effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials also called pivotal studies, major studies or advanced clinical trials are undertaken to further demonstrate clinical efficacy and to further test for safety within an expanded patient population at geographically dispersed clinical study sites.

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

          The FDA may designate a product as an “orphan drug” if the drug is intended to treat a rare disease or condition. A disease or condition is considered rare if it affects fewer than 200,000 people in the United States. If an applicant obtains the first FDA marketing approval for a certain orphan drug, the applicant will have a seven-year exclusive right to market the drug for the orphan indication. The FDA has approved the orphan designation for Remodulin for the treatment of pulmonary arterial hypertension, a designation that includes both primary pulmonary hypertension and secondary pulmonary hypertension. OvaRex MAb (oregovomab) has received both orphan drug and fast track designations by the FDA for the treatment of patients with Stage III or IV epithelial adenocarcinoma of ovarian, tubal or peritoneal origin. Under the Food and Drug Administration Modernization Act (FDAMA), fast track designations are designed to help accelerate the regulatory approval process for key investigational drugs that meet an unmet medical need. The designations provide the potential for expedited FDA review and accelerated approval.

          Remodulin was approved by the FDA for the treatment of pulmonary arterial hypertension in patients with NYHA Class II-IV symptoms to diminish symptoms associated with exercise. If regulatory approval of United Therapeutics’ other products is granted, it will similarly be limited to certain disease states or conditions. The manufacturers of approved products and their manufacturing facilities will be subject to continual review and periodic inspections. In addition, identification of certain side effects or the occurrence of manufacturing problems after any of its drugs are on the market could cause subsequent withdrawal of approval, reformulation of the drug, additional preclinical testing or clinical trials, and changes in labeling of the product.

          The Waxman-Hatch Act provides that patent terms may be extended during the FDA regulatory review period for the related product. This period is generally one-half the time between the effective date of an investigational new drug application and the submission date of a new drug application, plus the time between the submission date of a new drug application and the approval of that application, subject to a maximum extension of five years. Similar patent term extensions are available under European laws. United Therapeutics filed with the United States Patent and Trademark Office a patent term extension application for its patent covering the method of treating pulmonary arterial hypertension using Remodulin following its FDA approval. The application is pending.

          Outside the United States, United Therapeutics’ ability to market its products will also be contingent upon receiving marketing authorizations from the appropriate regulatory authorities. The foreign regulatory approval process may include some or all of the risks associated with FDA approval set forth above. The requirements governing the conduct of clinical trials and marketing authorization vary widely from country to country. At present, foreign marketing authorizations are applied for at a national level, although within Europe, procedures are available to companies wishing to market a product in more than one European Union (EU) member state.

          Under a new regulatory system in the EU, marketing authorizations may be submitted to a centralized, a decentralized or a national level process. The centralized procedure is mandatory for the approval of biotechnology products and high technology products and available at the applicant’s option for other products. The centralized procedure provides for the grant of a single marketing authorization that is valid in all EU member states. The decentralized procedure is available for all medicinal products that are not subject to the centralized procedure. The decentralized procedure provides for mutual recognition of national approval decisions, changes existing procedures for national approvals and establishes procedures for coordinated EU actions on products, suspensions and withdrawals. Under this procedure, the holder of a national marketing authorization for which mutual recognition is sought may submit an application to one or more EU member states, certify that the dossier is identical to that on which the first approval was based or explain any differences and certify that identical dossiers are being submitted to all member states for which recognition is sought. Within 90 days of receiving the application and assessment report, each EU member state must decide whether to recognize approval. The procedure encourages member states to work with applicants and other regulatory authorities to resolve disputes concerning mutual recognition. Lack of objection of a given country within 90 days automatically results in approval of the EU country. Following receipt of marketing authorization in a member state, United Therapeutics would then be required to engage in pricing discussions and negotiations with a separate prescription pricing authority in that country.

     United Therapeutics intends to secure European regulatory approval for the use of Remodulin for pulmonary arterial hypertension under the decentralized procedure and filed its first Marketing Authorization Application in France in February 2001. That review is currently pending. Regulatory applications for the use of Remodulin for pulmonary arterial hypertension in Canada and Israel were approved in October 2002. Regulatory applications in Switzerland and Australia were filed in 2001 and 2002, respectively, and are currently pending.

     HeartBar products are manufactured at a contract facility that is regulated by the FDA and required to follow the FDA’s current Good Manufacturing Practices. Telemedicine products are subject to FDA regulation as medical devices. The devices, manufactured and sold by Medicomp, have received marketing approval from the FDA under Section 510(k) of the Food, Drug and Cosmetic Act.

Employees

     United Therapeutics had approximately 150 employees as of March 12, 2003. The company also maintains active independent contractor relationships with various individuals most of whom are on month-to-month or annual consulting contracts. The company believes its employee relations are excellent.

Revenues and Industry Segments

     The information required by Regulation S-K Items 101(b) and 101(d) related to financial information about segments and financial information about sales is contained in Note 14 of the audited consolidated financial statements, which are included in this Annual Report on Form 10-K.

Corporate Website

     United Therapeutics’ Internet website address is www.unither.com. Beginning March 4, 2003, United Therapeutics’ filings on Form 10-K, Form 10-Q, Form 3, Form 4, Form 5, and Form 8-K, and amendments thereto, are available free of charge through this internet website as soon as reasonably practicable after they are filed or furnished to the SEC.

Risk Factors

     This Annual Report on Form 10-K contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 which are based on United Therapeutics’ beliefs and expectations as to future outcomes. These statements include, among others, statements relating to the following: the timing and outcome of clinical studies and regulatory filings; the achievement and maintenance of regulatory approvals; the ability to find alternate sources of supply and manufacturing for United Therapeutics’ products; the existence, capabilities and activities of competitors; the adequacy of owned or leased facilities for operations; the expectation not to pay dividends on common stock in the foreseeable future; the extent of United Therapeutics’ exposure to market risk; the ability to hold debt instrument investments to maturity; the statements identified as forward-looking statements in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K; and statements preceded by, followed by or that include the words “believes”, “expects”, “anticipates”, “intends”, “estimates”, “may” or similar expressions. These statements are subject to risks and uncertainties and United Therapeutics’ actual results may differ materially from anticipated results. Factors that may cause such a difference include, but are not limited to, those discussed below. United Therapeutics undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise.

Risks Related to Our Business

Actual Revenues And Net Losses May Differ From United Therapeutics’ Projections.

     United Therapeutics has made public its projections of its estimated Remodulin annual revenue run rates and estimated average monthly net losses in its quarterly SEC filings. Those projections were based on numerous factors and assumptions taken into consideration at the time the estimates were made. Those factors and assumptions are inherently subject to a degree of uncertainty. As a result, the actual revenues and net losses may be greater or less than projected. Even small differences can lead to significant changes in United Therapeutics’ stock price. United Therapeutics had net losses of approximately $37.3 million in 2001 and $23.7 million in 2002.

          Factors that could affect the accuracy of United Therapeutics’ estimated Remodulin annual revenue run rates include the following:

•	Retention of current patients;
•	Addition of new patients to replace patients who discontinue Remodulin therapy;
•	Remodulin side effects, including impact of infusion site pain and reaction;
•	Changes in the current pricing and dosing of Remodulin;
•	Willingness of private insurance companies, Medicare and Medicaid to reimburse Remodulin at current pricing levels;
•	Continued regulatory approval of Remodulin;
•	Outcome of the phase IV post-marketing study of Remodulin;
•	Impact of other approved and investigational competitive products;
•	Continued performance by current Remodulin distributors;
•	Actual expenses incurred in future periods; and
•	Establishment of additional strategic acquisitions or licensing arrangements.

          Factors that could affect the accuracy of United Therapeutics’ estimated net loss and capital requirements include the following:

•	Continued regulatory approval of Remodulin;
•	Retention and growth of patients treated with Remodulin;
•	Collection of accounts receivable;
•	Size, scope and outcome of the Remodulin post-marketing Phase IV clinical study;
•	Size, scope and outcome of development efforts for existing and additional products;
•	Future milestone and royalty payments;
•	Cost, timing and outcomes of regulatory reviews;
•	Rate of technological advances;
•	Recovery of goodwill, intangible assets and investments in affiliates;
•	Status of competitive products;
•	Defending and enforcing intellectual property rights;
•	Development of manufacturing resources or the establishment, continuation or termination of third-party manufacturing arrangements;
•	Establishment, continuation or termination of third-party clinical trial arrangements;
•	Development of sales and marketing resources or the establishment, continuation or termination of third-party sales and marketing arrangements; and
•	Establishment of additional strategic acquisitions or licensing arrangements.

United Therapeutics Has A History Of Losses And May Not Be Profitable.

          United Therapeutics has lost money since its inception in 1996, and its accumulated deficit was approximately $185.8 million at December 31, 2002. United Therapeutics expects to incur substantial additional losses, whether or not it continues to generate revenue, as it continues to develop its products. United Therapeutics expects its quarterly and annual operating results to fluctuate, depending primarily on the following factors:

•	Extent and timing of sales of Remodulin to distributors;
•	Level of patient demand for Remodulin and other products;
•	Levels of research and development, general and administrative expenses and sales and marketing expenses; and
•	Establishment of additional strategic acquisitions or licensing arrangements.
•	Timing of payments to licensors and corporate partners.

          Most of United Therapeutics’ pharmaceutical products are in clinical studies. United Therapeutics might not maintain or obtain new regulatory approvals for its pharmaceutical products and may not be able to sell its pharmaceutical products commercially. Even if United Therapeutics sells its products, United Therapeutics may never be profitable and may not be able to sustain any profitability it achieves.

If United Therapeutics Cannot Maintain Regulatory Approvals For Its Products, It Cannot Sell Those Products And Its Revenues Will Suffer.

          The process of obtaining and maintaining regulatory approvals for new drugs is lengthy, expensive and uncertain. The manufacturing, distribution, advertising and marketing of these products are subject to extensive regulation. Any new product approvals United Therapeutics receives in the future could include significant restrictions on the use or marketing of the product. Product approvals, if granted, can be withdrawn for failure to comply with regulatory requirements or upon the occurrence of adverse events following commercial introduction of the products. The FDA has approved Remodulin for the treatment of pulmonary arterial hypertension in patients with NYHA Class II-IV symptoms to diminish symptoms associated with exercise. This approval is subject to United Therapeutics’ agreement to perform a post-marketing Phase IV clinical study to further assess the clinical benefits of Remodulin. Continued FDA approval of Remodulin is subject to the results of that trial. If approvals are withdrawn for a product, United Therapeutics cannot sell that product and its revenues will suffer. In addition, governmental authorities could seize United Therapeutics’ products or force United Therapeutics to recall its products. Finally, United Therapeutics and its officers and directors could be subject to civil and criminal penalties for failure to comply with these regulatory requirements.

If United Therapeutics’ Products Fail In Clinical Studies, United Therapeutics Will Not Be Able To Obtain FDA And Foreign Approvals And Will Not Be Able To Sell Those Products.

          In order to sell its pharmaceutical products, United Therapeutics must receive regulatory approvals. To obtain those approvals, United Therapeutics must conduct clinical studies demonstrating that the drug and the delivery mechanism for the drug are safe and effective. If United Therapeutics cannot obtain approval from the U.S. Food and Drug Administration for a product, that product cannot be sold, and United Therapeutics’ revenues will suffer.

          On May 21, 2002, the FDA approved Remodulin (treprostinil sodium) Injection for the treatment of pulmonary arterial hypertension in patients with NYHA Class II-IV symptoms to diminish symptoms associated with exercise. United Therapeutics agreed to perform a post-marketing Phase IV clinical study to further assess the clinical benefits of Remodulin. The Phase IV study must be completed within 24 months from the May 2002 approval, and continued FDA approval is conditioned on the completion and outcome of the Phase IV study. As of March 2003, four patients had been enrolled in the 100 patient Phase IV study. Additionally, United Therapeutics has initiated pre-pivotal clinical studies of Remodulin in critical limb ischemia. The lead glycobiology anti-viral agent, UT-231B, has completed acute and chronic Phase I clinical dosing studies in normal volunteers. United Therapeutics is also currently conducting two Phase III pivotal studies of OvaRex for the treatment of metastatic ovarian cancer. United Therapeutics is still completing pre-clinical studies for its other products. United Therapeutics’ ongoing and planned clinical studies might be delayed or halted for various reasons, including:

•	The drug is not effective, or physicians think that the drug is not effective;

•	Other investigational or approved therapies are viewed as more effective by physicians;

•	Patients experience severe side effects during treatment;

•	Patients die during the clinical study because their disease is too advanced or because they experience medical problems that are not related to the drug being studied;

•	Patients do not enroll in the studies at the rate United Therapeutics expects;

•	Drug supplies are not available or suitable for use in the studies; and

•	The results of preclinical testing cause delays in clinical trials.

          In addition, the FDA and foreign regulatory authorities have substantial discretion in the approval process. The FDA and foreign regulatory authorities may not agree that United Therapeutics has demonstrated that its products are safe and effective.

United Therapeutics’ Products May Not Be Commercially Successful Because Physicians And Patients May Not Accept Them.

          Even if regulatory authorities approve United Therapeutics’ products, these products may not be commercially successful. United Therapeutics expects that most of its products, including Remodulin, which is already approved, will be very expensive. Patient acceptance of and demand for United Therapeutics’ products will depend largely on the following factors:

•	Acceptance by physicians and patients of United Therapeutics’ products as safe and effective therapies;

•	Reimbursement of drug and treatment costs by third-party payers such as Medicare, Medicaid and private insurance companies;

•	Pricing of alternative products;

•	Convenience and ease of administration of United Therapeutics’ products; and

•	Prevalence and severity of side effects associated with United Therapeutics’ products, including the infusion site pain and reaction associated with use of Remodulin.

Discoveries Or Developments Of New Technologies By Others May Make United Therapeutics’ Products Obsolete.

          Other companies may conduct research, make discoveries or introduce new products that render all or some of United Therapeutics’ technologies and products obsolete or not commercially viable. Researchers are continually making new discoveries that may lead to new technologies to treat the diseases for which United Therapeutics’ products are intended. In addition, alternative approaches to treating chronic diseases, such as gene therapy, may make United Therapeutics’ products obsolete or noncompetitive. One therapy approved in the United States in 2001 is Tracleer, an oral endothelin antagonist developed by Actelion, Ltd. which competes with Remodulin. United Therapeutics is aware that other endothelin antagonists are being developed, such as sitaxentan by Texas Biotechnology Corporation and ambrisentan by Myogen, Inc. United Therapeutics is also aware that sildenafil, being developed by Pfizer, Inc. and iloprost, being developed by Schering AG, are being studied for use in pulmonary hypertension. Sildenafil and iloprost are currently approved for the treatment of other diseases.

If Third-Party Payers Will Not Reimburse Patients For United Therapeutics’ Drug Products, Sales Will Suffer.

          United Therapeutics’ commercial success will depend in part on third-party payers, such as Medicare, Medicaid and private insurance companies, agreeing to reimburse patients for the costs of United Therapeutics’ pharmaceutical products. Third-party payers frequently challenge the pricing of new drugs. Remodulin and the associated infusion pump and supplies are very expensive. United Therapeutics believes its investigational products, if approved, will also be very expensive. Presently, most third-party payers, including Medicare and Medicaid, reimburse patients for the cost of Remodulin therapy. Third-party payers may not approve United Therapeutics’ new products for reimbursement or continue to approve Remodulin for reimbursement. If third-party payers do not approve a United Therapeutics’ product for reimbursement, sales will suffer, as patients will opt for a competing product that is approved for reimbursement.

United Therapeutics Relies On Third Parties To Develop, Market, Distribute And Sell Most of Its Products And Those Third Parties May Not Perform.

          United Therapeutics is currently marketing products in three of its five therapeutic platforms: Remodulin in the prostacyclin analog platform, the HeartBar product line in the arginine formulations platform, and CardioPal cardiac event monitors and Holter monitors in the telemedicine platform. United Therapeutics does not have the ability to independently conduct clinical studies, obtain regulatory approvals, market, distribute or sell most of its products and intends to rely substantially on experienced third parties to perform all of those functions. United Therapeutics may not locate acceptable contractors or enter into favorable agreements with them. If third parties do not successfully carry out their contractual duties or meet expected deadlines, United Therapeutics will be unable to obtain marketing approvals and will be unable to sell its products. Medtronic MiniMed is United Therapeutics’ exclusive partner for the subcutaneous delivery of Remodulin using the MiniMed microinfusion device for pulmonary arterial hypertension. United Therapeutics is relying on Medtronic MiniMed’s experience, expertise and performance. Similarly, United Therapeutics is relying on Accredo Therapeutics, Inc. and Priority Healthcare Corporation to market, distribute, and sell Remodulin in the United States. If United Therapeutics’ partners in the United States and internationally are unsuccessful in their efforts, United Therapeutics’ revenues will suffer.

United Therapeutics May Not Successfully Compete With Established Drug Companies.

          United Therapeutics competes with established drug companies during product development for, among other things, funding, access to licenses, expertise, personnel and third-party collaborators. United Therapeutics will also compete with these companies following approval of its products. Almost all of these competitors have substantially greater financial, marketing, sales, distribution and technical resources, and more experience in research and development, clinical trials and regulatory matters, than United Therapeutics.

          United Therapeutics is aware of existing treatments that compete with its products. For the treatment of pulmonary arterial hypertension, approved products that compete with Remodulin include the intravenous prostacyclin, Flolan, marketed by GlaxoSmithKline PLC, and Tracleer, an oral endothelin antagonist marketed by Actelion, Ltd. With respect to the prostacyclin segment of the pulmonary arterial hypertension market, United Therapeutics estimates that approximately 10% of the patients being treated with prostacyclin in the United States are using Remodulin. Products that are being developed that may also compete with Remodulin include endothelin antagonists, such as sitaxsentan being developed by Texas Biotechnology Corporation and ambrisentan, being developed by Myogen, Inc. Sildenafil, being developed by Pfizer, Inc. and iloprost, being developed by Schering AG. are both currently approved for the treatment of diseases other than pulmonary arterial hypertension. Many companies market and are developing products containing arginine which will compete with the HeartBar product line. Cardiac Holter and event monitoring services and systems are provided by many local and regional competitors and a few national competitors. A number of drug companies are pursuing treatments for ovarian and other cancers and hepatitis, that will compete with products in United Therapeutics’ immunotherapeutic monoclonal antibody platform and glycobiology anti-viral agents platform.

If The Licenses And Assignments United Therapeutics Depends On Are Breached Or Terminated, United Therapeutics Would Lose Its Right To Develop And Sell The Products Covered By The Licenses And Assignments.

          United Therapeutics’ business depends upon the acquisition, assignment and license of drugs and other products which have been discovered and initially developed by others, including Remodulin, all of its products in the immunotherapeutic monoclonal antibody platform, all of its products in the glycobiology anti-viral agents platform, and the HeartBar line of products. Under our license agreements, we retain ownership of the intellectual property subject to the terms of the license agreement, whereas our assignment agreement transfers all right, title and ownership of the intellectual property to us, subject to the terms of the assignment agreement. In addition, United Therapeutics has obtained and will be required to obtain licenses to other third-party technology to conduct its business, including licenses for its products and a license for the MiniMed microinfusion device for the administration of Remodulin. This dependence on licenses has the following risks:

•	United Therapeutics may not be able to obtain future licenses and assignments at a reasonable cost or at all;

•	If any of United Therapeutics’ licenses or assignments are terminated, United Therapeutics will lose its rights to develop and market some or all of its products;

•	The licenses and assignments that United Therapeutics holds generally provide for termination by the licensor or assignor in the event United Therapeutics breaches the license or assignment agreement, including failing to pay royalties and other fees on a timely basis;

•	In the event that GlaxoSmithKline (formerly Glaxo Wellcome) terminates its assignment agreement, United Therapeutics will have no further rights to utilize the assigned patents or trade secrets to develop and commercialize Remodulin. In the twelve-month period ended December 31, 2002, sales of Remodulin accounted for the majority of United Therapeutics’ revenues, or approximately $21.2 million. GlaxoSmithKline could seek to terminate the assignment in the event that United Therapeutics failed to pay royalties based on sales of Remodulin; and

•	If licensors fail to maintain the intellectual property licensed or assigned to United Therapeutics as required by most of United Therapeutics’ license and assignment agreements, United Therapeutics may lose its rights to develop and market some or all of its products and may be forced to incur substantial additional costs to maintain the intellectual property itself or force the licensor or assignor to do so.

If United Therapeutics’ Patent And Other Intellectual Property Protection Is Inadequate, United Therapeutics’ Sales And Profits Could Suffer Or Competitors Could Force United Therapeutics’ Products Completely Out Of The Market.

          The U.S. patent for the method of treating pulmonary hypertension with Remodulin expires in 2009. OvaRex and its method of use are the subject of a combination of issued patents and pending applications in the United States and around the world. The issued patents have expiration dates ranging from 2017 to 2018. United Therapeutics may not be able to extend these or any other patents. Competitors may develop products based on the same active ingredients as United Therapeutics’ products, including Remodulin, and market those products after the patents expire, or may design around United Therapeutics’ existing patents. If this happens, United Therapeutics’ sales would suffer and United Therapeutics’ profits could be severely impacted.

          Patents may be issued to others which prevent the manufacture or sale of United Therapeutics’ products. United Therapeutics may have to license those patents and pay significant fees or royalties to the owners of the patents in order to keep marketing its products. This would cause profits on sales to suffer.

          United Therapeutics has been granted a patent in the United States for the synthesis of Remodulin, but pending patent applications which have been or may be filed by United Therapeutics may not issue. The scope of any patent that issues may not be sufficient to protect United Therapeutics’ technology. The laws of foreign jurisdictions in which United Therapeutics intends to sell its products may not protect United Therapeutics’ rights to the same extent as the laws of the United States.

          In addition to patent protection, United Therapeutics also relies on trade secrets, proprietary know-how and technology advances. United Therapeutics enters into confidentiality agreements with its employees and others, but these agreements may not be effective in protecting United Therapeutics’ proprietary information. Others may independently develop substantially equivalent proprietary information or obtain access to United Therapeutics’ know-how.

          Litigation, which is very expensive, may be necessary to enforce or defend United Therapeutics’ patents or proprietary rights and may not end favorably for United Therapeutics. Any of United Therapeutics’ licenses, patents or other intellectual property may be challenged, invalidated, canceled, infringed or circumvented and may not provide any competitive advantage to United Therapeutics. The only currently pending litigation to which United Therapeutics is a party relates to suits initiated by United Therapeutics against other parties believed to have violated United Therapeutics’ patents related to its arginine products line.

United Therapeutics Has Limited Experience With Manufacturing And Depends On Third Parties, Who May Not Perform, To Synthesize And Manufacture Many Of Its Products.

          United Therapeutics itself has limited experience with manufacturing. In October 1999, United Therapeutics acquired SynQuest, Inc., a company that manufactured treprostinil, the bulk active ingredient in Remodulin, for United Therapeutics. In December 2000, SynQuest was dissolved and merged into United Therapeutics as its synthesis and manufacturing division. Prior to the acquisition of SynQuest, United Therapeutics had no experience with manufacturing. Even though United Therapeutics retained the employees and managers of SynQuest in connection with the acquisition, United Therapeutics may be unsuccessful in maintaining drug manufacturing operations.

          United Therapeutics relies on third parties for the manufacture of all its products other than Remodulin and its telemedicine systems. United Therapeutics is relying on Baxter Healthcare Corporation (formerly Cook Imaging Corporation) for the formulation of Remodulin. United Therapeutics relies on Cardinal Health (formerly Magellan Laboratories Incorporated) to test the purity of each batch of Remodulin and other products that United Therapeutics is developing. United Therapeutics relies on Nellson Nutraceuticals to manufacture HeartBar products. United Therapeutics relies exclusively on Toray Industries, Inc. to manufacture beraprost. Although there are a limited number of companies that could replace each of these suppliers, management believes that other suppliers could provide similar services and materials. A change in suppliers, however, could cause a delay in distribution of Remodulin and other products, and in the conduct of clinical trials and commercial launch, which would adversely affect United Therapeutics’ research and development efforts, and future sales efforts. United Therapeutics’ manufacturing strategy presents the following risks:

•	The manufacturing processes for some of United Therapeutics’ products have not been tested in quantities needed for commercial sales;

•	Delays in scale-up to commercial quantities could delay clinical studies, regulatory submissions and commercialization of United Therapeutics’ products;

•	A long lead time is needed to manufacture Remodulin, and the manufacturing process is complex;

•	United Therapeutics and manufacturers of United Therapeutics’ products are subject to the FDA’s good manufacturing practices regulations and similar foreign standards, and although United Therapeutics controls compliance issues with respect to synthesis and manufacturing conducted internally, United Therapeutics does not have control over compliance with these regulations by its third-party manufacturers;

•	If United Therapeutics has to change to another manufacturing contractor or abandon its captive manufacturing operations, FDA and comparable foreign regulators would require new testing and compliance inspections and the new manufacturer would have to be educated in the processes necessary for the production of the affected product;

•	Without satisfactory long-term agreements with its manufacturers, United Therapeutics will not be able to develop or commercialize its products, other than Remodulin, as planned or at all and will have to rely solely on internal manufacturing capacity;

•	Without substantial experience in operating a manufacturing facility, United Therapeutics may not be able to successfully continue to manufacture Remodulin; and

•	United Therapeutics may not have intellectual property rights, or may have to share intellectual property rights, to many improvements in the manufacturing processes or new manufacturing processes for its products.

          Any of these factors could delay clinical studies or commercialization of United Therapeutics’ products, entail higher costs and result in United Therapeutics being unable to effectively sell its products.

United Therapeutics May Not Have Adequate Insurance And May Have Substantial Exposure To Payment Of Product Liability Claims.

          The testing, manufacture, marketing, and sale of human drugs involves product liability risks. Although United Therapeutics currently has product liability insurance covering claims up to $15 million per occurrence, United Therapeutics may not be able to maintain this product liability insurance at an acceptable cost, if at all, and this insurance may not provide adequate coverage against potential losses. If claims or losses exceed United Therapeutics’ liability insurance coverage, United Therapeutics may go out of business.

If United Therapeutics’ Highly Qualified Management And Technical Personnel Leave United Therapeutics, Its Business May Suffer.

     United Therapeutics is dependent on its current management, particularly its founder and Chief Executive Officer, Martine Rothblatt, Ph.D., its President and Chief Operating Officer, Dr. Roger Jeffs, Ph.D., its Chief Financial Officer, Fred Hadeed, and its Senior Vice President, General Counsel and Corporate Secretary, Paul Mahon, all of whom are employed pursuant to multi-year employment agreements. United Therapeutics does not maintain key person life insurance on these officers. United Therapeutics’ success will depend in part on retaining the services of its existing management and key personnel and attracting and retaining new highly qualified personnel. Expertise in the field of cardiovascular medicine, infectious disease and oncology is not generally available in the market, and competition for qualified management and personnel is intense.

United Therapeutics May Not Have, Or May Have To Share Rights To, Future Inventions Arising From Its Outsourcing Agreements And May Lose Potential Profits Or Savings.

     Pursuant to United Therapeutics’ agreements with certain of its business partners, any new inventions or intellectual property that arise from United Therapeutics’ activities will be owned jointly by United Therapeutics and these partners. If United Therapeutics does not have rights to new developments or inventions that arise during the terms of these agreements, or United Therapeutics has to share the rights with others, United Therapeutics will lose the benefit of the new rights which may mean a loss of future profits or savings generated from improved technology.

If United Therapeutics Needs Additional Financing And Cannot Obtain It, Product Development And Sales May Be Limited.

     United Therapeutics may need to spend more money than currently expected because it may need to change its product development plans or product offerings to address difficulties with clinical studies, preparing for commercial sales or continued sales of Remodulin. United Therapeutics may not be able to obtain additional funds on commercially reasonable terms or at all. If additional funds are not available, United Therapeutics may be compelled to delay clinical studies, curtail operations or obtain funds through collaborative arrangements that may require it to relinquish rights to certain products or potential markets.

Risks Related to Owning United Therapeutics’ Common Stock

United Therapeutics’ Stock Price Could Be Volatile And Could Decline.

     The market prices for securities of drug and biotechnology companies are highly volatile, and there are significant price and volume fluctuations in the market that may be unrelated to particular companies’ operating performances. The table below sets forth the high and low closing bid prices for United Therapeutics’ common stock for the periods indicated:

	Closing Bids

	High	Low

January 1, 2001 – December 31, 2001	$17.94	$8.77
January 1, 2002 – December 31, 2002	$17.50	$9.05

     United Therapeutics’ stock price could decline suddenly due to the following factors:

•	Quarterly and annual financial results;

•	Failure to meet estimates or expectations of securities analysts;

•	Rate of product acceptance;

•	Public concern as to the safety of products developed by United Therapeutics or by others;

•	Announcements by United Therapeutics or others of technological innovations or new products;

•	Developments in patent or other proprietary rights;

•	Establishment of additional strategic acquisitions or licensing arrangements;

•	Future sales of substantial amounts of common stock by existing United Therapeutics stockholders;

•	Results of clinical trials;

•	Maintaining approvals to sell Remodulin;

•	Timing and outcome of additional regulatory approvals; and

•	General market conditions.

Future Sales Of Shares May Depress The Stock Price.

     If the stockholders sell a substantial number of shares of United Therapeutics’ common stock in the public market, or investors become concerned that substantial sales might occur, the market price of the common stock could decrease. Such a decrease could make it difficult for United Therapeutics to raise capital by selling stock or to pay for acquisitions using stock. To the extent outstanding options are exercised or additional shares of capital stock are issued, existing stockholders may incur additional dilution.

Provisions Of United Therapeutics’ Certificate Of Incorporation, By-Laws And Rights Plan Could Prevent Or Delay A Change Of Control Or Change In Management That Could Be Beneficial To United Therapeutics And The Public Stockholders.

     Certain provisions of United Therapeutics’ amended and restated certificate of incorporation, amended and restated by-laws and shareholder rights plan may prevent, delay or discourage:

•	A merger, tender offer or proxy contest;

•	The assumption of control by a holder of a large block of United Therapeutics’ securities; and

•	The replacement or removal of current management by United Therapeutics’ stockholders.

     For example, United Therapeutics’ amended and restated certificate of incorporation divides the board of directors into three classes, with members of each class to be elected for staggered three-year terms. This provision may make it more difficult for stockholders to change the majority of directors and may frustrate accumulations of large blocks of common stock by limiting the voting power of such blocks. This may further result in discouraging a change of control or change in current management.

     United Therapeutics has a shareholder rights plan designed to discourage takeovers that involve abusive tactics or do not provide fair value to shareholders. Generally, the shareholder rights plan requires a hostile purchaser to pay a price per share that is substantially higher than the current quoted price of United Therapeutics’ common stock.

     These provisions of United Therapeutics’ amended and restated certificate of incorporation and the shareholder rights plan could discourage or make more difficult a merger or other change of control transaction, whether or not the transaction is favored by current management or would be favorable to United Therapeutics’ stockholders. In addition, these provisions may make removal of current management by United Therapeutics’ stockholders more difficult, even if such removal would be beneficial to the stockholders generally.

Existing Directors And Executive Officers Of United Therapeutics Own A Substantial Block Of Stock And Might Be Able To Direct The Outcome Of Matters Requiring Stockholder Approval.

     United Therapeutics’ directors and named executive officers beneficially own approximately 12 percent of its outstanding common stock as of March 12, 2003. Accordingly, these stockholders as a group might be able to direct the outcome of matters requiring approval by United Therapeutics’ stockholders, including the election of its directors. Such stockholder control could delay or prevent a change of control of United Therapeutics.

If Stockholders Do Not Receive Dividends, Stockholders Must Rely On Stock Appreciation For Any Return On Their Investment In United Therapeutics.

     United Therapeutics has never declared or paid cash dividends on any of its capital stock. United Therapeutics currently intends to retain its earnings for future growth and therefore does not anticipate paying cash dividends in the future.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following is a list, as of March 17, 2003, setting forth certain information regarding the executive officers of United Therapeutics. Each executive officer holds office until the first meeting of the Board of Directors after the annual meeting of shareholders, and until his or her successor is elected and qualified or until his or her earlier resignation or removal. Each executive officer’s employment will end pursuant to the terms of his or her employment contract. Each of the employment contracts generally provide for a term of service of five years.

Name	Age	Position

Martine A. Rothblatt, Ph.D., J.D., M.B.A	48	Chairman, Chief Executive Officer and Director
Roger Jeffs, Ph.D.	41	President, Chief Operating Officer and Director
Ricardo Balda, M.S	61	Chief Executive Officer, Medicomp, Inc. and Director
Paul A. Mahon, J.D	39	Senior Vice President, General Counsel and Corporate Secretary
Fred T. Hadeed	38	Chief Financial Officer

     Martine A. Rothblatt, Ph.D., J.D., M.B.A., started United Therapeutics in 1996 and has served as Chairman and Chief Executive Officer since its inception. Dr. Rothblatt is President of the William Harvey Medical Research Foundation and past-Chairman of the Law and Medicine Committee of the International Bar Association.

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

     Ricardo Balda, M.S., was appointed as the Chief Executive Officer of Medicomp, Inc. upon its acquisition by Unither Telemedicine Services Corp., a subsidiary of United Therapeutics, in December 2000. For the five years prior to the Medicomp acquisition, Mr. Balda served as Chairman and President of Medicomp. In 1998, Mr. Balda founded Telemedical Procedures, LLC, which was acquired by Unither Pharmaceuticals in December 2000. Mr. Balda also serves on the Board of Advisors of the Florida Institute of Technology.

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

     Fred T. Hadeed, has served as Chief Financial Officer of United Therapeutics since January 2000. Prior to joining United Therapeutics, Mr. Hadeed practiced as a certified public accountant from 1989 to 2000 at KPMG LLP, where he served as a senior manager in KPMG’s life sciences practice.

ITEM 2.     PROPERTIES

     United Therapeutics currently maintains several leased and owned facilities. The company owns its corporate office in Silver Spring, Maryland. The company leases its legal and governmental affairs office in Washington, D.C. The company leases its clinical development office in Research Triangle Park, North Carolina. The company leases laboratory and office space in Chicago, Illinois where the bulk active ingredient in Remodulin is synthesized. The Chicago facility contains approximately 19,000 square feet of total space. The company’s subsidiary, Unither Pharma, Inc., leases office space in Satellite Beach, Florida and office and warehouse space in Belmont, California. The company’s subsidiary, Unither Pharmaceutical, Inc., leases office space in Wellesley, Massachusetts. The company’s subsidiary, Medicomp, Inc., leases manufacturing and office space in Melbourne, Florida. The Melbourne facility contains approximately 15,400 square feet of total space. United Therapeutics’ subsidiary, Unither Nutriceuticals, Inc., leases office space in Burlington, Vermont. United Therapeutics’ subsidiary, United Therapeutics Europe Ltd., leases office space near London, England. United Therapeutics also owns three buildings adjacent to its corporate office in Silver Spring, Maryland. United Therapeutics believes these facilities are adequate for its current and planned operations.

     The manufacturing and office space in Melbourne, Florida are used in United Therapeutics’ telemedicine segment. All other properties and leased facilities are used in United Therapeutics’ pharmaceutical segment.

ITEM 3.     LEGAL PROCEEDINGS

     The Federal Trade Commission (FTC), through the staff of the FTC’s Division of Advertising Practices, is reviewing certain advertising and promotional claims made by Unither Pharma, Inc. about the HeartBar product line, including claims made prior to United Therapeutics’ acquisition of HeartBar and certain other assets and liabilities of Cooke PH, Inc. (formerly Cooke Pharma, Inc.) in December 2000. The FTC Staff has asked that United Therapeutics and Unither Pharma agree to enter into a consent order relating to those claims. A settlement with the FTC may limit Unither Pharma’s ability to make certain claims concerning the beneficial effects of the HeartBar product line, which may adversely affect those product sales. Additionally, the terms of a settlement or litigation outcome may result in fines, penalties and other restrictions that could adversely affect the assets and operations of Unither Pharma. At December 31, 2002, intangible assets relating to HeartBar patents, trade name and base technology totaled approximately $6.6 million. United Therapeutics does not believe that these intangible assets have been or will be impaired. Further, United Therapeutics does not believe that the outcome of the FTC’s investigation will have a material adverse effect on United Therapeutics. However, there can be no assurances that a settlement with the FTC or an FTC enforcement action, such as administrative litigation seeking the issuance of a cease and desist order, will not result in impairment of intangible assets or have a material adverse effect on Unither Pharma or United Therapeutics. If the intangible assets and/or operations of Unither Pharma became materially impaired, this would have a material adverse effect on Unither Pharma and United Therapeutics.

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

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Equity

     United Therapeutics’ common stock (and associated preferred stock purchase rights) trades on the Nasdaq Stock Market’s Nasdaq National Market under the symbol “UTHR.” The table below sets forth the high and low closing bid prices for the common stock for the periods indicated:

	2002		2001

	High	Low	High	Low

January 1 – March 31	$13.46	$9.05	$17.94	$11.25
April 1 – June 30	$15.31	$11.49	$15.88	$10.74
July 1 – September 30	$17.00	$10.35	$13.93	$8.85
October 1 – December 31	$17.50	$13.95	$16.35	$8.77

     As of March 12, 2003, there were 99 holders of record of common stock. United Therapeutics estimates that included within the holders of record are approximately 2,700 beneficial owners of common stock. As of March 12, 2003, the closing bid price for the common stock was $15.85.

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

     At various times throughout 2002, United Therapeutics issued options to consultants in exchange for services. The aggregate number of options issued to consultants was 44,334. Upon exercise, each option may be converted into one share of United Therapeutics common stock in exchange for cash equal to the exercise price. All exercise prices were set at the closing price of United Therapeutics’ common stock on the day preceding the grant of each of these options.

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

	Years Ended December 31,

	2002	2001	2000	1999	1998

Consolidated Statements of Operations
Data:		(In thousands, except per share data)

Revenues	$30,120	$5,731	$2,049	$436	$54
Operating expenses:
Research and development	26,778	32,590	70,188	30,715	11,015
General and administrative	11,442	13,559	11,720	4,978	2,366
Sales and marketing	4,447	3,384	16	—	—
Cost of sales	5,456	3,137	1,626	164	—

Total operating expenses	48,123	52,670	83,550	35,857	13,381
Loss from operations	(18,003)	(46,939)	(81,501)	(35,421)	(13,327)
Other income (expense):
Interest income	4,954	10,021	10,693	1,925	510
Interest expense	(117)	(173)	(120)	(58)	(15)
Equity loss in affiliate	(209)	(257)	—	—	—
Write-down of investment	(2,893)	—	(4,790)	—	—
Loss on marketable investments	(7,428)	—	—	—	—
Other, net	45	60	109	50	—

Total other income (expense), net	(5,648)	9,651	5,892	1,917	495
Net loss before income tax	(23,651)	(37,288)	(75,609)	(33,504)	(12,832)
Income tax	—	—	—	(3)	(3)

Net loss	$(23,651)	$(37,288)	$(75,609)	$(33,507)	$(12,835)

Net loss per common share — basic and diluted (1)	$(1.15)	$(1.84)	$(3.93)	$(2.51)	$(1.54)

Weighted average number of common shares outstanding — basic and diluted	20,644	20,286	19,237	13,374	8,322

	As of December 31,

	2002	2001	2000	1999	1998

Consolidated Balance Sheet Data:	(In thousands)

Cash, cash equivalents and marketable investments	$132,655	$172,299	$215,419	$51,596	$16,802
Total assets	184,566	212,121	250,645	59,943	18,747
Notes and leases payable (2)	1,878	1,938	1,907	1,841	314
Accumulated deficit	(185,821)	(162,170)	(124,882)	(49,273)	(15,767)
Total stockholders’ equity	171,658	196,399	234,738	53,566	16,676

(1)	See Note 2 of Notes to Consolidated Financial Statements for a description of the computation of basic and diluted net loss per share.
(2)	Includes current portion of notes and leases payable.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this annual report. The following discussion contains forward-looking statements concerning, among other things, the expectation of continued losses, cash needed for clinical trials and product research and development contract obligations during 2003, the funding for such expenses, expectations concerning milestone and royalty payments in 2003, the use of net operating loss carryforwards and business tax credit carryforwards, the completion of in-process research and development projects, the commencement of material net cash inflows from major research and development projects, the filing of marketing applications, the outcome and timing of regulatory approvals, the expected levels and timing of Remodulin sales, expected levels of future net losses and the adequacy of United Therapeutics’ resources to fund operations through 2006 which are based on United Therapeutics’ beliefs and expectations as to future outcomes. These forward-looking statements reflect the plans and estimated beliefs of management as of the date of this report. Actual results could differ materially from those anticipated in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this Annual Report, particularly in “Risk Factors.” United Therapeutics undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

     United Therapeutics is a biotechnology company focused on the development and commercialization of unique therapeutic products to treat chronic and life-threatening cardiovascular, infectious and oncological diseases. United Therapeutics commenced operations in June 1996 and, since its inception, has devoted substantially all of its resources to acquisitions and research and development programs. United Therapeutics’ lead product is Remodulin. On May 21, 2002, the United States Food and Drug Administration (FDA) approved Remodulin (treprostinil sodium) Injection for the treatment of pulmonary arterial hypertension in patients with NYHA class II-IV symptoms to diminish symptoms associated with exercise. United Therapeutics agreed with the FDA that it would perform a post-marketing phase IV clinical study to further assess the clinical benefits of Remodulin. The phase IV study commenced in late 2002 and must be completed within 24 months from the May 2002 approval. Continued FDA approval is conditioned on the completion and outcome of the phase IV study. On October 7, 2002, the Canadian Therapeutics Products Directorate approved Remodulin for long term subcutaneous treatment of pulmonary arterial hypertension in NYHA class III and IV patients who did not respond adequately to conventional therapy. On October 31, 2002, the Israeli Ministry of Health, Drug Registration Department, approved Remodulin for the treatment of primary pulmonary arterial hypertension and pulmonary arterial hypertension associated with connective tissue disorders. Remodulin marketing applications are under review in France, Australia and Switzerland with additional European filings to follow approval in France. United Therapeutics has generated pharmaceutical revenues from sales of Remodulin to United States based distributors and on a government-reimbursed basis in certain European countries, arginine product sales, chemical synthesis services, the resale of certain medical supplies used for its pharmaceutical products and government grants. In addition, United Therapeutics has generated non-pharmaceutical revenues from telemedicine products and services. United Therapeutics has funded its operations primarily from the proceeds of the sales of common stock.

     As of January 31, 2003, approximately 550 patients receive Remodulin therapy worldwide, of which approximately 410 are reimbursable patients. Virtually all of the currently non-reimbursable patients reside in countries where Remodulin is not yet approved. Non-reimbursable patients are those patients who do not yet pay for Remodulin. Remodulin is sold and marketed to reimbursable patients in the United States by Priority Healthcare Corporation and Accredo Therapeutics, Inc. (formerly Gentiva Health Services, Inc.) and by six international distributors outside of the United States. United Therapeutics is the manufacturer of Remodulin and sells Remodulin in bulk shipments to its distributors. The timing and extent of United Therapeutics’ sales of Remodulin are impacted by the timing and extent of these bulk orders from distributors. Therefore, sales of Remodulin to distributors in any given quarter may not be indicative of patient demand in that quarter. Sales of Remodulin and Remodulin delivery pumps and supplies are recognized as revenue when delivered to the distributors.

     United Therapeutics has incurred net losses each year since inception and had an accumulated deficit of $185.8 million at December 31, 2002. United Therapeutics expects to continue to incur net losses and cannot provide assurances that, in the future, it will become profitable.

Major Research and Development Projects

     The major research and development projects of United Therapeutics are Remodulin for cardiovascular diseases, immunotherapeutic monoclonal antibodies (antibodies that activate a patient’s immune response) for a variety of cancers and glycobiology antiviral agents (a class of small molecules that may be effective as oral therapies) for infectious diseases.

     Remodulin was approved in May 2002 for the treatment of pulmonary arterial hypertension in NYHA Class II-IV patients to diminish symptoms associated with exercise. Remodulin was also approved in Canada and Israel in October 2002 for similar uses. Regulatory applications and reviews of Remodulin for pulmonary arterial hypertension are ongoing in Europe and other countries and are expected to be completed in 2003 and 2004. A condition of FDA approval is that a phase IV clinical study must be completed within two years of the approval date. Material net cash inflows from the sales of Remodulin for pulmonary arterial hypertension commenced in May 2002 after FDA approval was received.

     Remodulin is also being developed for the treatment of critical limb ischemia (the advanced stage of vascular disease affecting blood vessels in the legs). United Therapeutics has completed one phase II clinical study and pre-pivotal clinical studies are currently underway. United Therapeutics incurred expenses of approximately $8.8 million, $22.5 million, and $41.5 million during the years ended December 31, 2002, 2001 and 2000, respectively, on Remodulin development. Approximately $111.1 million from inception to date has been incurred for Remodulin.

     United Therapeutics’ monoclonal antibody immunotherapies were in-licensed in April 2002 from AltaRex Corp. OvaRex is the lead product and is currently being studied in two identical phase III clinical trials in advanced ovarian cancer patients. These studies commenced in January 2003 and are expected to require two years to become fully enrolled. United Therapeutics incurred expenses of approximately $6.4 million from inception to date, all of which was incurred for these programs since April 2002.

     United Therapeutics’ infectious disease program includes drug candidates in the preclinical and clinical stages of testing. The drugs in this program are being developed for hepatitis C, hepatitis B and other infectious diseases. The first candidate for hepatitis C, UT-231B, completed acute and chronic phase I clinical dosing studies to assess safety in healthy volunteers in early 2003. United Therapeutics incurred expenses of approximately $6.9 million, $5.7 million, and $8.7 million during the years ended December 31, 2002, 2001 and 2000, respectively, for its infectious disease programs. Approximately $21.3 million from inception to date has been incurred for these programs.

     Due to the inherent uncertainties involved in the drug development, regulatory review and approval processes, the anticipated completion dates, the cost of completing the research and development and the period in which material net cash inflows from these projects are expected to commence are not known or estimable. There are many risks and uncertainties associated with completing the development of Remodulin, OvaRex and UT-231B. These include:

•	Products may fail in clinical studies;

•	Hospitals, physicians and patients may not be willing to participate in clinical studies;

•	The drugs may not be effective or may not be perceived as effective;

•	Other investigational therapies may be viewed as more effective;

•	Patients may experience severe side effects during treatment;

•	Patients may die during the clinical study because their disease is too advanced or because they experience medical problems that are not related to the drug being studied;

•	Patients may not enroll in the studies at the rate United Therapeutics expects;

•	The FDA and foreign regulatory authorities may delay or withhold approvals to commence clinical trials;

•	The FDA and foreign regulatory authorities may request that additional studies be performed;

•	Higher than anticipated costs may be incurred due to the high cost of contractors for its research and clinical trials;

•	Drug supplies may not be sufficient to treat the patients in the studies; and

•	The results of preclinical testing may cause delays in clinical trials.

     If these projects are not completed timely, regulatory approvals would be delayed and United Therapeutics’ operations, liquidity and financial position could suffer. Without regulatory approvals, United Therapeutics may not commercialize and sell these products and, therefore, potential revenues and profits from these products would be delayed or impossible to achieve.

Financial Position

     Cash, cash equivalents and marketable investments at December 31, 2002 were approximately $132.7 million as compared to approximately $172.3 million at December 31, 2001. The decrease of approximately $39.6 million is due primarily to cash used in operating activities totaling approximately $22.3 million, a loss on marketable investments of approximately $7.4 million, the acquisition of an investment in AltaRex totaling approximately $4.9 million including acquisition expenses and the purchase of properties next to the Silver Spring, Maryland headquarters for approximately $1.7 million.

     Accounts receivable at December 31, 2002 were approximately $9.6 million, as compared to approximately $1.5 million at December 31, 2001. The increase of approximately $8.1 million was due primarily to sales of Remodulin and related infusion pumps and supplies.

     Investments in affiliates at December 31, 2002 were approximately $6.4 million, as compared to approximately $4.3 million at December 31, 2001. The increase of approximately $2.1 million was due primarily to the acquisition in April and August 2002 of 19.9 percent of the outstanding stock of AltaRex Corp.

     At December 31, 2002, total liabilities were approximately $12.9 million, as compared to approximately $15.7 million at December 31, 2001, and consisted primarily of trade payables, accrued expenses, amounts due to affiliates and notes payable. At December 31, 2002, total stockholders’ equity was approximately $171.7 million, as compared to $196.4 million at December 31, 2001. The decrease in stockholders’ equity of approximately $24.7 million was due primarily to the net loss incurred during the year ended December 31, 2002.

Results Of Operations

     Years ended December 31, 2002 and 2001

     Revenues for the year ended December 31, 2002 were approximately $30.1 million, as compared to approximately $5.7 million for the year ended December 31, 2001. The increase was due primarily to United Therapeutics’ 2002 sales of approximately $21.2 million of Remodulin and approximately $3.7 million of pumps and supplies to distributors in connection with Remodulin, compared to 2001 sales of approximately $493,000 of Remodulin and approximately $1.1 million of pumps and supplies. In addition, 2002 sales of other products and services increased in the aggregate by approximately $1.1 million to approximately $5.2 million.

     Research and development expenses consist primarily of costs to acquire pharmaceutical products and product rights for development, amounts paid to contract research organizations, hospitals and laboratories for the provision of services and materials for drug development and clinical trials, salaries and related costs and research office expenses. Research and development expenses were approximately $26.8 million for the year ended December 31, 2002, as compared to approximately $32.6 million for the year ended December 31, 2001. The decrease of approximately $5.8 million was due primarily to a decrease from 2001 to 2002 in expenses related to patient enrollment in clinical trials of approximately $12.9 million offset by an increase in 2002 of approximately $7.8 million related to expenses for United Therapeutics’ infectious disease program and the OvaRex program, which was licensed to United Therapeutics in April 2002. See Major Research and Development Projects above for additional information.

     General and administrative expenses consist primarily of salaries and related costs, office expenses, insurance, professional fees, provisions for doubtful accounts receivable and obsolete inventory, depreciation and amortization. General and administrative expenses were approximately $11.4 million for the year ended December 31, 2002, as compared to approximately $13.6 million for the year ended December 31, 2001. This decrease of approximately $2.2 million was due primarily to decreased expenses of approximately $1.1 million related to the transfer of certain employees and related expenses from third party contract manufacturing activities to internal research and development functions, amortization of goodwill of approximately $1.1 million for the year ended December 31, 2001 with no corresponding amount in 2002 (due to the adoption of SFAS No. 142 on January 1, 2002 which eliminated goodwill amortization), decreased option expenses to consultants of approximately $911,000, decreased travel expenses of approximately $416,000 and decreased expenses of approximately $553,000 related to the transfer of certain administrative employees and related expenses to sales and marketing functions. These decreases were offset by increases in expenses related primarily to increased salaries and benefits of approximately $1.1 million, increased rent and office operating costs of approximately $583,000 and increased insurance of approximately $493,000.

     Sales and marketing consists of the salaries, travel and other expenses necessary to market United Therapeutics’ products. Sales and marketing expenses for year ended December 31, 2002 were approximately $4.4 million, as compared to approximately $3.4 million for the year ended December 31, 2001. The increase was due primarily to increased selling and marketing efforts related to United Therapeutics’ products.

     Cost of sales consists of the cost to manufacture or acquire products that are sold to customers. Cost of product sales was approximately 14% of product sales for the year ended December 31, 2002 as compared to approximately 57% in 2001. The decrease in cost of product sales as a percentage of product sales was due primarily to the commercial launch of Remodulin in May 2002. In 2001, product sales consisted largely of Remodulin pumps and supplies which were sold to Remodulin distributors at their acquisition cost. Cost of service sales was approximately 49% of service sales for year ended December 31, 2002 as compared to approximately 55% in 2001. The decrease in the cost of service sales as a percentage of service sales was due primarily to the growth in telemedicine service sales, which generated higher margins than other service sales.

     Interest income for the year ended December 31, 2002 was approximately $5.0 million, as compared to approximately $10.0 million for the year ended December 31, 2001. This decrease of approximately $5.0 million was attributable primarily to lower yields in 2002 and a decrease in the amount of cash available for investing as compared to 2001.

     The write-down of investment in 2002 represents a loss due to an other-than-temporary decline in value of the investment in AltaRex. For the six-month period ended September 30, 2002, the quoted market price of AltaRex’s common stock was consistently less than United Therapeutics’ cost. This was determined to be an other-than-temporary decline in the value of AltaRex’s common stock held by United Therapeutics. As a result, the investment in AltaRex was written down to its fair value as determined by quoted market prices in September 2002. The write-down totaled approximately $2.9 million. The fair value of this investment as determined by quoted market prices on December 31, 2002 was equivalent to the amount reported in the consolidated balance sheet.

     The loss on marketable investments for the year ended December 31, 2002 was approximately $7.4 million, as compared to none for the year ended December 31, 2001. In March 2002, United Therapeutics reported a $538,000 write-down due to an other-than-temporary decline in value of one of its marketable investments. In June 2002, United Therapeutics began reassessing its investment program in light of increasingly adverse conditions in the bond markets. As a result, all marketable debt investments were sold in July 2002. A write-down of investments totaling approximately $3.6 million was necessary to adjust the value of United Therapeutics’ marketable investments to their fair value based on quoted market prices at June 30, 2002. In July 2002, United Therapeutics recorded an additional realized loss of approximately $3.3 million as a result of the liquidation of the investment portfolio.

     Years ended December 31, 2001 and 2000

     Revenues for the year ended December 31, 2001 were approximately $5.7 million, as compared to approximately $2.0 million for the year ended December 31, 2000. The increase was due primarily to sales of Remodulin and telemedicine services. Approximately $493,000 was earned from the sale of Remodulin to foreign distributors for the use in government-reimbursed patients in certain European countries. Approximately $1.1 million of these revenues was earned from the resale of pumps and supplies to distributors. Sales of cardiac monitoring devices and services totaled approximately $2.8 million of these revenues, following United Therapeutics’ acquisition of the assets of Medicomp, Inc. and Telemedical Procedures, LLC in December 2000. Sales of HeartBar products totaled approximately $542,000, following United Therapeutics’ acquisition of the assets and liabilities of Cooke PH, Inc. in December 2000. Approximately $801,000 of United Therapeutics’ 2001 revenues were earned by its synthesis and manufacturing division for the synthesis and manufacture of complex molecules for third parties.

     Research and development expenses were $32.6 million for the year ended December 31, 2001, as compared to approximately $70.2 million for the year ended December 31, 2000. The decrease of approximately $37.6 million was due primarily to the expenditure in 2000 of approximately $19.8 million in licensing fees (consisting of $1.0 million in cash and common stock valued at $18.8 million) to obtain the exclusive rights to develop sustained release formulations of beraprost in the United States and Canada and expenses of approximately $16.9 million related to the acquisition of in-process research and development (see In-Process Research & Development). Also, see Major Research and Development Projects above for additional information.

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

     Sales and marketing expenses were approximately $3.4 million for the year ended December 31, 2001, as compared to approximately $16,000 for the year ended December 31, 2000. This increase was due primarily to expanded activities related to subsidiaries acquired in late 2000.

     Cost of product sales was approximately 57% of product sales for the year ended December 31, 2001 as compared to approximately 99% in 2000. The decrease was due to sales of Remodulin to government-reimbursed patients in Europe during 2001. In 2000, product sales consisted of Remodulin pumps and supplies sold to Remodulin distributors at their acquisition cost. Cost of services were approximately 55% of service sales for the year ended December 31, 2001 as compared to 77% in 2000. The decrease was due to the addition of telemedicine service sales in 2001. Prior to 2001, services sales consisted of synthesis and manufacturing services.

     There was no write-down of investment for the year ended December 31, 2001 as compared to $4.8 million for the year ended December 31, 2000. The write-down in 2000 related to United Therapeutics’ investment in Synergy Pharmaceuticals, Inc.

     Interest income for the year ended December 31, 2001 was $10.0 million, as compared to approximately $10.7 million for the year ended December 31, 2000. This decrease was attributable primarily to a decrease in the amount of cash available for investing due to cash used for operations.

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

     Also during 2000, United Therapeutics acquired the assets of Medicomp, Inc. in a purchase transaction which resulted in a write-off of IPR&D related to in-process projects that had not yet reached technological feasibility and had no alternative future uses. At the acquisition date, Medicomp was conducting design, development, engineering and testing activities associated with the completion of a number of new technological innovations for next-generation products. It was anticipated that completion of these projects would occur in 2001, but completion is now expected to occur in phases in 2003 and 2004. This delay is not expected to have a material impact on United Therapeutics.

Liquidity And Capital Resources

     Until June 1999, United Therapeutics financed its operations principally through various private placements of common stock. On June 17, 1999, United Therapeutics completed its initial public offering. Net proceeds to United Therapeutics from the initial public offering and sale of the over-allotment shares, after deducting underwriting commissions and offering expenses, were approximately $56.4 million. In 2000, United Therapeutics closed two private placements and received aggregate net proceeds of approximately $209.0 million.

     United Therapeutics’ working capital at December 31, 2002 was approximately $132.6 million, as compared with approximately $58.2 million at December 31, 2001. The increase of approximately $74.4 million is due primarily to the sale of noncurrent marketable investments in July 2002 and their reinvestment in commercial paper and money market funds which are classified as current assets, and an increase in accounts receivable due to sales of Remodulin and related infusion pumps after the May 2002 FDA approval. Current liabilities at December 31, 2002 were approximately $9.3 million, as compared with approximately $10.8 million at December 31, 2001. United Therapeutics’ debt at December 31, 2002 and December 31, 2001 was approximately $1.9 million and consisted of equipment leases, two mortgage notes, one secured by a certificate of deposit and both secured by the buildings and property owned by United Therapeutics located at 1106-1110 Spring Street in Silver Spring, Maryland. Both mortgages are due in monthly installments over 30 years.

     Net cash used in operating activities was approximately $22.3 million and $38.9 million for the years ended December 31, 2002 and 2001, respectively. For the years ended December 31, 2002 and 2001, United Therapeutics invested approximately $3.6 million and $687,000, respectively, in cash for property, plant and equipment. In September 2002, United Therapeutics purchased the property next to its Silver Spring, Maryland headquarters for approximately $1.7 million in cash. In April and August 2002, United Therapeutics invested approximately $4.9 million in AltaRex Corp. For the year ended December 31, 2002, United Therapeutics generated approximately $129.3 million of cash from sales and maturities of marketable investments, net of reinvestments. For the year ended December 31, 2001, United Therapeutics used approximately $134.1 million of cash to purchase marketable investments, net of sales and maturities. Net cash provided by financing activities for the year ended December 31, 2002 was approximately $185,000. Net cash used by financing activities was approximately $2.9 million for the year ended December 31, 2001. Cash flows used in financing activities for the year ended December 31, 2001 were primarily used to repurchase United Therapeutics’ common stock pursuant to a stock repurchase program that expired in December 2001.

     United Therapeutics currently expects to spend approximately $15 million over the next three years to construct a laboratory production facility for use in the OvaRex program. United Therapeutics expects to make milestone payments totaling $620,000 pursuant to existing license agreements during 2003. United Therapeutics expects to make royalty payments on sales of Remodulin, if annual net sales exceed $25.0 million, and on all HeartBar products during 2003. In December 1996, Pharmacia Corporation (formerly Pharmacia & Upjohn Company) exclusively licensed to United Therapeutics patents and a patent application for the composition and production of a prostacyclin analog. The Pharmacia agreement required milestone payments of up to $325,000 for orphan indications of a prostacyclin analog manufactured utilizing technology licensed from Pharmacia and royalties between 2.5% (in the U.S.) and 5% (in certain other countries) of all net sales, subject to certain offsets, until the later of the expiration of the applicable patent or 10 years after the date of the first commercial sale of a product in a country defined as a milestone country under the agreement. In October 2002, United Therapeutics and Pharmacia amended the license agreement to change the royalties to Pharmacia to 4%, subject to a 50% reduction, on annual net sales of Remodulin in excess of $25.0 million. United Therapeutics also pays royalties on sales of substantially all of its other products. Royalties on sales of all products in 2003 will range up to 10.0% of sales of those products.

     United Therapeutics believes that sales of Remodulin to distributors for use by the current base of approximately 410 reimbursable patients in the US and Europe could provide an average annual revenue to United Therapeutics of approximately $36 million based on current pricing and dosing levels. Based on this current estimate, United Therapeutics’ believes it will continue to incur net losses. Factors that could affect the accuracy of these expectations include the following:

•	Retention of current Remodulin patients;

•	Addition of new Remodulin patients to replace lost patients;

•	Impact of infusion site pain and reaction and other Remodulin side effects;

•	Changes in the current pricing and Remodulin dosing;

•	Continued regulatory approval of Remodulin;

•	Additional regulatory approvals in other countries for Remodulin;

•	Outcome of the FDA required phase IV post-marketing study of Remodulin;

•	Impact of other approved and investigational competitive products;

•	Reimbursement of Remodulin by public and private payers;

•	Impact of medical and scientific opinion on all United Therapeutics’ products;

•	Continued performance by current Remodulin distributors;

•	Actual expenses incurred in future periods;

•	Establishment of additional strategic acquisitions or licensing arrangements; and

•	Ability of United Therapeutics to maintain and grow its telemedicine service and arginine product sales.

     United Therapeutics expects that net cash generated from Remodulin sales (at the level discussed above) together with existing capital resources (comprised primarily of cash and cash equivalents) will be adequate to fund its operations through 2006. United Therapeutics’ future capital requirements and the adequacy of its available funds will depend on many factors, including:

•	Continued regulatory approval of Remodulin;

•	Retention and growth of reimbursable patients treated with Remodulin;

•	Collection of accounts receivable;

•	Size, scope and outcome of Remodulin post-marketing Phase IV clinical studies;

•	Size, scope and outcome of its development efforts for existing and additional products;

•	Future milestone and royalty payments;

•	Cost, timing and outcomes of regulatory reviews;

•	Rate of technological advances;

•	Status of competitive products;

•	Defending and enforcing intellectual property rights;

•	Development of manufacturing resources or the establishment, continuation or termination of third-party manufacturing arrangements;

•	Establishment, continuation or termination of third-party clinical trial arrangements;

•	Development of sales and marketing resources or the establishment, continuation or termination of third-party sales and marketing arrangements;

•	Establishment of additional strategic acquisitions or licensing arrangements; and

•	Risks associated with acquisitions, including the ability to integrate acquired businesses.

     As of December 31, 2002, United Therapeutics had available approximately $104.2 million in net operating loss carryforwards and approximately $27.8 million in business tax credit carryforwards for federal income tax purposes that expire at various dates through 2022. The portions of these carryforward items that were generated prior to June 1999 are subject to certain limitations. United Therapeutics does not believe that the limitations will cause the net operating loss and general business credit carryforwards to expire unused.

Summary of Critical Accounting Policies

     Remodulin Revenue Recognition

     Product sales of Remodulin are recognized when delivered to distributors, which are United Therapeutics’ customers for Remodulin. Product sales of Remodulin delivery pumps and related supplies are recognized when delivered to distributors on a gross basis in accordance with EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. Title to these products passes upon delivery. Prompt payment discounts are estimated and recognized as reductions of revenue in the same period that revenues are recognized. Return policies provide that product that has expired or become damaged in shipment may be exchanged, but not returned. To date, United Therapeutics has not experienced any returns from customers and does not expect future returns. Therefore, no accruals for expired or damaged product have been recorded.

     Intangible Assets

     United Therapeutics adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets (“SFAS No. 142) during 2002, which eliminated the amortization of goodwill. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair-value based test. United Therapeutics continually evaluates whether events and circumstances have occurred that indicate that the remaining value of goodwill may not be recoverable. At December 31, 2002, management believes that goodwill was not impaired. This conclusion is based on management’s judgment, taking into consideration expectations regarding future profitability and the status of the reporting units which have reported goodwill. However, changes in strategy or adverse changes in market conditions could impact this judgment and require an impairment loss to be recognized for the amount that the carrying value of goodwill exceeds its fair value.

     Marketable Investments

     Currently, United Therapeutics invests portions of its cash in money market funds, commercial paper and securities issued by federally sponsored agencies. Prior to and during July 2002, United Therapeutics invested portions of its cash in marketable debt securities. Due to United Therapeutics’ intent and ability to hold these marketable debt investments until their maturities, they had historically been reported at their amortized cost in the consolidated balance sheets. In June 2002,

United Therapeutics began reassessing its investment program. As a result, United Therapeutics liquidated all its marketable investments in July 2002 in order to invest the proceeds in money market funds, commercial paper and federal instruments. As a result, United Therapeutics was required to reclassify these investments as available-for-sale and report them in the June 30, 2002 balance sheet at their current fair market values based on quoted market prices. This resulted in a write-down of approximately $3.6 million in June 2002 and an additional loss of approximately $3.3 million upon the sale of these investments in July 2002.

     Inventory Capitalization

     Prior to FDA approval of Remodulin, United Therapeutics capitalized inventory costs associated with the synthesis and manufacture of Remodulin, based on management’s judgment of probable future commercialization. Remodulin received FDA approval on May 21, 2002.

     Stock Options

     United Therapeutics applies the principles of APB No. 25 in accounting for its stock options issued to its employees. Had United Therapeutics applied the fair value principles of SFAS No. 123 for its employee options, its net loss for the years ended December 31, 2002, 2001 and 2000 would have been approximately $41.7 million, $50.3 million and $118.1 million, respectively, as compared to approximately $23.7 million, $37.3 million and $75.6 million, respectively.

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

     Other investments in affiliates are accounted for on the cost method generally due to the lack of significant influence over these affiliates and a less than 20% ownership by United Therapeutics. The cost method of accounting does not require that United Therapeutics report its share of the affiliates’ net losses or profits in its financial statements, nor are affiliates’ assets, liabilities, revenues and expenses consolidated with United Therapeutics’ financial statements.

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

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (the FASB) issued SFAS No. 141, Business Combinations (SFAS 141), and SFAS No. 142, Goodwill And Other Intangible Assets (SFAS 142). SFAS 141 addresses the accounting for acquisitions of businesses and is effective for acquisitions occurring on or after July 1, 2001. SFAS 142 addresses the method of identifying and measuring goodwill and other intangible assets acquired in a business combination, eliminates further amortization of goodwill, and requires periodic evaluations of impairment of goodwill balances. United Therapeutics adopted SFAS 142 as of January 1, 2002. The main impact of the adoption was to reduce amortization of goodwill expense by approximately $1.1 million in 2002.

     In October 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (SFAS 144). The provisions of SFAS 144 require the use of a consistent accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired and extends the presentation of discontinued operations to include more disposal transactions. United Therapeutics adopted SFAS 144 as of January 1, 2002. The adoption had no impact on the consolidated financial statements.

     In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). SFAS 146 addresses the financial accounting and reporting for costs associated with exit or disposal activities and is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 will be adopted effective January 1, 2003, and is not expected to have a significant impact on United Therapeutics’ financial statements.

     In December 2002, the Financial Accounting Standards Board issued SFAS 148, Accounting for Stock-Based Compensation–Transition and Disclosure-an amendment of FASB Statement No. 123 (SFAS 148). SFAS 148 provides financial accounting guidance for changes in the accounting method for stock options issued to employees and disclosure requirement for stock-based employee compensation for financial statements issued after December 15, 2002. United Therapeutics adopted SFAS 148 as of December 15, 2002, which resulted in additional disclosures in the Notes to Consolidated Financial Statements.

ITEM 7A:     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At December 31, 2002, a substantial portion of United Therapeutics’ assets were comprised of investment grade corporate commercial paper and debt securities issued by federally sponsored agencies. The market value of these investments fluctuates with changes in current market interest rates. In general, as rates increase, the market value of a debt instrument would be expected to decrease. The opposite is also true. To minimize such market risk, United Therapeutics holds such instruments to maturity at which time these instruments would be redeemed at their stated or face value. At December 31, 2002, United Therapeutics had approximately $5.0 million in commercial paper with a weighted average stated interest rate of approximately 1.33% maturing in January 2003. Additionally, United Therapeutics had one Federal Home Loan Mortgage Corporation (“Freddie Mac”) note in the amount of $10.0 million at December 31, 2002. The Freddie Mac note is callable annually by Freddie Mac, matures in 2009 and bears a stated interest rate of 3% which automatically increases by 50 basis points each year.

ITEM 8:     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED THERAPEUTICS CORPORATION

Independent Auditors’ Report

The Board of Directors
United Therapeutics Corporation:

     We have audited the accompanying consolidated balance sheets of United Therapeutics Corporation and subsidiaries (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Therapeutics Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in note 15 to the consolidated financial statements, effective January 1, 2002, the Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets".

KPMG LLP

McLean, Virginia
February 28, 2003

UNITED THERAPEUTICS CORPORATION

Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31,

	2002	2001

Assets
Current assets:
Cash and cash equivalents	$122,655	$24,373
Marketable investments (note 9)	—	31,677
Accounts receivable, net of allowance of $268 for 2002 and $198 for 2001	9,649	1,452
Interest receivable	10	2,772
Prepaid expenses	1,234	917
Inventories (note 2)	7,164	6,025
Other current assets	1,145	1,787

Total current assets	141,857	69,003
Marketable investments (note 9)	10,000	116,249
Certificate of deposit	641	605
Goodwill, net (notes 2, 11 and 15)	7,465	7,465
Other intangible assets, net (notes 2, 11 and 15)	7,001	7,900
Property, plant, and equipment, net (note 2)	9,120	6,403
Investments in affiliates (note 11)	6,388	4,342
Due from affiliates	433	—
Note receivable from employee and other assets (note 3)	1,661	154

Total assets	$184,566	$212,121

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,988	$6,349
Accounts payable to affiliates (note 3)	—	318
Accrued expenses (note 13)	4,451	3,454
Due to affiliates (note 11)	1,706	500
Current portion of notes and leases payable (note 8)	111	102
Other current liabilities	51	75

Total current liabilities	9,307	10,798
Notes and leases payable, excluding current portion (note 8)	1,767	1,836
Due to affiliates (note 11)	1,813	3,079
Other liabilities	21	9

Total liabilities	12,908	15,722

Commitments and contingencies (notes 5 and 10)

Stockholders’ equity: (note 6)
Preferred stock, par value $.01, 10,000,000 shares authorized, no shares issued	—	—
Series A junior participating preferred stock, par value $ .01, 100,000 authorized, no shares issued	—	—
Common stock, par value $.01, 100,000,000 shares authorized, 21,449,470 and 20,751,820 shares issued at December 31, 2002 and 2001, respectively, and 20,922,870 and 20,225,220 outstanding at December 31, 2002 and 2001, respectively	215	208
Additional paid-in capital	364,130	365,235
Translation adjustment	8	—
Accumulated deficit	(185,821)	(162,170)
Treasury stock at cost, 526,600 shares	(6,874)	(6,874)

Total stockholders’ equity	171,658	196,399

Total liabilities and stockholders’ equity	$184,566	$212,121

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

Consolidated Statements of Operations
(In thousands, except share and per share data)

	For Years Ended December 31,

	2002	2001	2000

Revenues:
Net product sales	$26,677	$2,565	$780
Service sales	3,443	2,529	703
Service sales to affiliates (note 3)	—	541	416
Grant revenue	—	96	150

Total revenue	30,120	5,731	2,049

Operating expenses:
Research and development	26,778	32,590	70,188
General and administrative	11,442	13,559	11,720
Sales and marketing	4,447	3,384	16
Cost of product sales	3,757	1,458	769
Cost of service sales	1,699	1,679	857

Total operating expenses	48,123	52,670	83,550

Loss from operations	(18,003)	(46,939)	(81,501)

Other income (expense):
Interest income	4,954	10,021	10,693
Interest expense	(117)	(173)	(120)
Equity loss in affiliate	(209)	(257)	—
Other, net	45	60	109
Write-down of investment (note 4)	(2,893)	—	(4,790)
Loss on marketable investments (note 9)	(7,428)	—	—

Total other income (expense)	(5,648)	9,651	5,892

Loss before income tax	(23,651)	(37,288)	(75,609)

Income tax (note 7)	—	—	—

Net loss	$(23,651)	$(37,288)	$(75,609)

Net loss per common share – basic and diluted	$(1.15)	$(1.84)	$(3.93)

Weighted average number of common shares outstanding – basic and diluted	20,644,308	20,285,732	19,237,473

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)

	Common Stock		Additional
			Paid-in	Translation	Treasury	Accumulated
	Shares	Amount	Capital	Adjustment	Stock	Deficit	Total

Balance, December 31, 1999	16,003,218	$160	$102,679	$—	$—	$(49,273)	$53,566

Issuance of common stock through private sales	3,800,000	38	209,007	—	—	—	209,045
Stock issued for acquisition of Cooke Pharma, Inc.	294,635	3	15,669	—	—	—	15,672
Stock issued for acquisition of Medicomp, Inc. and Telemedical Procedures, LLC	257,142	2	11,860	—	—	—	11,862
Stock issued for investment in Synergy Pharmaceuticals, Inc.	21,978	—	1,730	—	—	—	1,730
Adjustment to SynQuest, Inc. escrow	(5,198)	—	(148)	—	—	—	(148)
Options issued in exchange for services	—	—	1,310	—	—	—	1,310
Stock issued for exclusive license agreement	200,000	2	18,768	—	—	—	18,770
Stock issued in exchange for services	16,249	—	1,072	—	—	—	1,072
Exercise of stock options	152,062	2	1,538	—	—	—	1,540
Purchases of treasury stock	—	—	—	—	(4,072)	—	(4,072)
Net loss	—	—	—	—	—	(75,609)	(75,609)

Balance, December 31, 2000	20,740,086	207	363,485	—	(4,072)	(124,882)	234,738

Stock issued in exchange for services	9,868	1	750	—	—	—	751
Options issued in exchange for services	—	—	995	—	—	—	995
Exercise of stock options	1,866	—	5	—	—	—	5
Purchases of treasury stock	—	—	—	—	(2,802)	—	(2,802)
Net loss	—	—	—	—	—	(37,288)	(37,288)

Balance, December 31, 2001	20,751,820	208	365,235	—	(6,874)	(162,170)	196,399

Options issued in exchange for services	—	—	323	—	—	—	323
Exercise of stock options	28,648	—	244	—	—	—	244
Settlement of escrow items with sellers of Cooke Pharma	669,002	7	(1,672)	—	—	—	(1,665)
Translation adjustment	—	—	—	8	—	—	8
Net loss	—	—	—	—	—	(23,651)	(23,651)

Balance, December 31, 2002	21,449,470	$215	$364,130	$8	$(6,874)	$(185,821)	$171,658

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,

	2002	2001	2000

Cash flows from operating activities:
Net loss	$(23,651)	$(37,288)	$(75,609)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,022	2,821	914
Loss on disposals of equipment	—	27	25
Provision for bad debt	68	280	—
Stock issued for exclusive license agreements	—	—	18,770
Stock and options issued in exchange for services	323	996	2,382
Acquired in-process research and development	—	—	16,864
Write-down of investment	2,893	—	4,790
Write-down of inventory	477	284	—
Write-down of intangibles	—	221	—
Amortization of premiums and discounts on marketable investments	1,113	694	(993)
Loss on sale of marketable investments	7,428	—	—
Equity loss in affiliate	209	257	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(8,267)	(197)	(398)
Interest receivable	2,763	(2,772)	—
Inventories	(1,867)	(4,036)	(2,115)
Prepaid expenses	(318)	161	(509)
Other current assets	(1,023)	(595)	242
Other noncurrent assets	(1,506)	(38)	(11)
Due from affiliate	(433)	—	—
Accounts payable	(3,361)	1,826	2,530
Accrued expenses	997	(1,069)	1,908
Due to affiliate	(112)	(361)	—
Payroll taxes withheld	—	—	(65)
Other liabilities	(13)	(110)	160

Net cash used in operating activities	(22,258)	(38,899)	(31,115)

Cash flows from investing activities:
Purchases of property, plant, and equipment	(3,581)	(687)	(640)
Proceeds from disposals of property, plant and equipment	1	40	—
Investment in Northern Therapeutics, Inc.	(500)	—	(1,000)
Investment in Synergy Pharmaceuticals, Inc.	—	—	(3,060)
Investment in AltaRex Corp.	(4,914)	—	—
Acquisition of Cooke Pharma, net of cash acquired	—	—	194
Acquisition of Medicomp, net of cash acquired	—	—	(8,131)
Purchases of marketable investments and certificates of deposit	(11,218)	(152,520)	(56,659)
Sales and maturities of marketable investments	140,567	18,386	76,453

Net cash provided by (used in) investing activities	120,355	(134,781)	7,157

Cash flows from financing activities:
Proceeds from issuance of common stock	—	—	209,045
Purchases of common stock	—	(2,802)	(4,072)
Deferred offering costs	—	—	159
Proceeds from exercise of stock options	245	6	1,540
Payments of principal on notes payable	(22)	(17)	(17)
Principal payments under capital lease obligations	(38)	(69)	(42)

Net cash provided by (used in) financing activities	185	(2,882)	206,613

Net increase (decrease) in cash and cash equivalents	98,282	(176,562)	182,655
Cash and cash equivalents, beginning of year	24,373	200,935	18,280

Cash and cash equivalents, end of year	$122,655	$24,373	$200,935

UNITED THERAPEUTICS CORPORATION

Consolidated Statements of Cash Flows, continued
(In thousands)

	Years Ended December 31,

	2002	2001	2000

Supplemental schedule of noncash investing and financing activities:
Stock issued for investment in Synergy Pharmaceuticals, Inc.	$—	$—	$1,730

Stock issued for acquisition of Cooke Pharma, Inc.	$—	$—	$15,672

Stock issued for acquisition of Medicomp, Inc. and Telemedical Procedures LLC	$—	$—	$11,863

Equipment acquired under a capital lease	$—	$117	$—

Supplemental cash flow information — cash paid for interest	$129	$155	$119

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements

1.  Organization and Business Description

          United Therapeutics Corporation (United Therapeutics) is a biotechnology company focused on commercialization of unique therapeutic products to treat patients with chronic and life-threatening cardiovascular, infectious and oncological diseases. United Therapeutics was incorporated on June 26, 1996 under the laws of the State of Delaware and has the following wholly owned subsidiaries: Lung Rx, Inc., Unither Pharmaceuticals, Inc. (UPI), Unither Telemedicine Services Corp. (UTSC), United Therapeutics Europe, Ltd., Unither Pharma, Inc., Medicomp, Inc., and Unither Nutriceuticals, Inc.

          United Therapeutics’ lead product is Remodulin. On May 21, 2002, the United States Food and Drug Administration (FDA) approved Remodulin (treprostinil sodium) Injection for the treatment of pulmonary arterial hypertension in patients with NYHA class II-IV symptoms to diminish symptoms associated with exercise. United Therapeutics agreed with the FDA that it would perform a post-marketing phase IV clinical study to further assess the clinical benefits of Remodulin. The phase IV study commenced in late 2002 and must be completed within 24 months from the May 2002 approval. Continued FDA approval is conditioned on the completion and outcome of the phase IV study. On October 7, 2002, the Canadian Therapeutics Products Directorate approved Remodulin for long term subcutaneous treatment of pulmonary arterial hypertension in NYHA class III and IV patients who did not respond adequately to conventional therapy. On October 31, 2002, the Israeli Ministry of Health, Drug Registration Department, approved Remodulin for the treatment of primary pulmonary arterial hypertension and pulmonary arterial hypertension associated with connective tissue disorders. Remodulin marketing applications are under review in France, Australia and Switzerland with additional European filings to follow approval in France. United Therapeutics has generated pharmaceutical revenues from sales of Remodulin to United States based distributors and on a government-reimbursed basis in certain European countries, arginine product sales, chemical synthesis services, the resale of certain medical supplies used for its pharmaceutical products and government grants. In addition, United Therapeutics has generated non-pharmaceutical revenues from telemedicine products and services. United Therapeutics has funded its operations primarily from the proceeds of the sales of common stock.

2.  Summary of Significant Accounting Policies

     Principles of Consolidation

          The consolidated financial statements include the financial statements of United Therapeutics Corporation and its wholly owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

     Cash Equivalents

          Cash equivalents consist of highly liquid investments with original maturities of three months or less. Cash equivalents consist of money market funds, commercial paper, and certificates of deposit and amount to approximately $122.7 million and $24.4 million at December 31, 2002 and 2001, respectively.

     Inventories

          United Therapeutics manufactures certain compounds and purchases medical supplies for use in its product sales and ongoing clinical trials. United Therapeutics purchases components and assembles cardiac monitoring equipment. United Therapeutics contracts with a third party manufacturer to make the HeartBar products. These inventories are accounted for under the first-in, first-out method. At December 31, 2002 and 2001, inventories consisted of the following (in thousands):

	December 31,

	2002	2001

Remodulin:
Raw materials	$216	$211
Work in progress	2,924	1,389
Finished goods	1,161	1,805
Remodulin delivery pumps and medical supplies	2,208	1,283
Cardiac monitoring equipment components	369	544
HeartBar product line	286	793

Total inventories	$7,164	$6,025

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements — (Continued)

     Property, Plant, and Equipment

          Property, plant, and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives of the assets are as follows:

Building and improvements	39 years
Furniture, equipment and vehicle	3-15 years
Holter and event cardiac monitoring systems	5 years
Leasehold improvements	Life of the lease or asset, whichever is shorter

          Property, plant and equipment at December 31, 2002 and 2001 consisted of the following (in thousands):

	December 31,

	2002	2001

Land	$647	$421
Buildings and improvements	4,544	2,722
Holter and event cardiac monitoring systems	2,356	2,096
Furniture, equipment and vehicle	4,065	2,531

	11,612	7,770
Less — accumulated depreciation	(2,492)	(1,367)

Property, plant and equipment, net	$9,120	$6,403

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

     Income Taxes

          Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax bases of assets and liabilities and are measured using the tax rates and laws that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

     Marketable Investments

          United Therapeutics’ marketable investments are considered held-to-maturity securities. Held-to-maturity securities are those securities which United Therapeutics has the ability and intent to hold until maturity and are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method. Declines in market values below amortized cost that are considered other-than-temporary are reported in the statement of operations as losses.

     Goodwill and Other Intangible Assets

          Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and intangible assets of the business acquired. Goodwill resulting from the purchase of SynQuest, Inc. was amortized using the straight-line method over five years. Goodwill resulting from the purchase of Medicomp was amortized using the straight-line method over a twenty-year life. United Therapeutics ceased amortizing goodwill upon the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002. Other intangible assets resulting from these purchases relate to

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements — (Continued)

covenants not to compete, employment agreements, technology, patents, and trade names and were determined on the basis of independent valuations. The other intangibles are being amortized over three to eighteen years, consistent with the terms of the underlying agreements. Total amortization expense was approximately $899,000, $1,963,000, and $602,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

          Goodwill is tested annually for impairment. Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The measurement of possible impairment is based primarily on the ability to recover the balance of the goodwill and other intangible assets from expected future operating cash flows on an undiscounted basis. Impairment losses are recognized when expected future cash flows are estimated to be less than the asset’s carrying value. In management’s opinion, no impairment exists at December 31, 2002.

          Other intangibles assets at December 31, 2002 and December 31, 2001 were comprised as follows (in thousands):

	December 31,	December 31,
	2002	2001

Noncompete agreement	$273	$273
Trademarks	2,802	2,802
Technology and patents	5,864	5,864

	8,939	8,939
Less — accumulated amortization	(1,938)	(1,039)

Other intangible assets, net	$7,001	$7,900

          The estimated future annual expense related to the amortization of intangible assets for each of the five succeeding years is estimated as follows (in thousands):

Year ending
December 31,

2003	$833
2004	449
2005	449
2006	449
2007	402

     Investments in Affiliates

          The investments in affiliates represent United Therapeutics’ investments in Northern Therapeutics, Preventis, and WonderClick (note 11) which are being accounted for on the equity method of accounting. Also represented in this account is the investment in Synergy (note 4) which is being accounted for on the cost method and the investment in AltaRex Corp. (note 4) which is being accounted for as an available-for-sale security.

          Available-for-sale securities are reported at their fair values in the balance sheet. Changes in their fair values are reported as other comprehensive income or expense.

     Fair Value of Financial Instruments

          The carrying amounts of cash and cash equivalents, marketable investments, accounts receivables, accounts payable, and accrued expenses, approximate fair value due to their short maturities. The carrying amount of the United Therapeutics’ notes payable approximate fair value, since they are adjustable rate notes.

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements — (Continued)

     Loss per Common Share

          Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the respective periods. Options and warrants that could potentially dilute earnings per share in the future were not included in the computation of diluted loss per share because to do so would have been antidilutive for the periods presented. As of December 31, 2002, these options and warrants totaled approximately 201,000 shares. Accordingly, diluted loss per common share is the same as basic loss per common share.

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

     Stock Option Plan

          United Therapeutics applies the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to account for its stock options. SFAS No. 123 allows companies to continue to apply the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and provide pro forma net income and pro forma earnings per share disclosures for employee stock options granted as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures of SFAS No. 123. The Company accounts for non-employee stock option awards in accordance with SFAS No. 123.

          As a result of applying APB Opinion No. 25, and related interpretations, no stock-based employee compensation cost is reflected in net loss, as all options granted to employees had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if United Therapeutics had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts).

	Years ended December 31,

	2002	2001	2000

Net loss, as reported	$(23,651)	$(37,288)	$(75,609)
Less total stock-based employee compensation expense determined under fair value based method for all awards	(18,082)	(13,022)	(42,476)

Pro forma net loss	$(41,733)	$(50,310)	$(118,085)

Basic and diluted loss per common share:
As reported	$(1.15)	$(1.84)	$(3.93)

Pro forma	$(2.02)	$(2.48)	$(6.14)

     Revenues

          Revenues are recognized in the financial statements only when considered realizable and earned.

          Product sales of Remodulin are recognized when delivered to distributors, which are United Therapeutics’ customers for Remodulin. Product sales of Remodulin delivery pumps and related supplies are recognized when delivered to distributors on a gross basis in accordance with EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. Title to these products passes upon delivery. Prompt payment discounts are estimated and recognized as reductions of revenue in the same period that revenues are recognized. Return policies provide that product that has expired or become damaged in shipment may be exchanged, but not returned. To date, United Therapeutics has not experienced any returns from customers and does not expect future returns. Therefore, no accruals for expired or damaged product have been recorded.

          Service sales from monitoring analysis services are recognized when the services are performed.

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements — (Continued)

          Product sales of Holter and event monitoring systems are recognized when delivered to customers.

          Product sales from the HeartBar product line are recognized when delivered to customers. If the products are consigned, sales are recognized in the period that the consignee has sold the product. Product sales are recorded net of allowances for estimated returns and rebates.

          Service sales from the synthesis and manufacture of complex compounds by the United Therapeutics’ manufacturing division were generally made under fixed price agreements. United Therapeutics recognizes revenue based on the percentage-of-completion method. Billings in excess of amounts recognized as revenues are reported as deferred revenues. Losses on these contracts, if any, are recognized as soon as they are anticipated. No such revenues were earned in 2002.

          Grant revenues are recognized on the percentage-of-completion basis. No such revenues were earned in 2002.

     Deferred Offering Costs

          Costs incurred in connection with the planned sale of common stock in a private placement were deferred and reported as assets in the accompanying balance sheets. Upon successful completion of the sale, these deferred offering costs were netted against the additional paid-in capital resulting from the sale.

     Treasury Stock

          Treasury stock is reported at cost, including commissions and fees.

     Concentrations of Suppliers, Products and Customers

          United Therapeutics currently relies on a single supplier to test the purity of each batch of Remodulin and other products, and on a single supplier for the delivery device to administer Remodulin to patients. Additionally, Remodulin is formulated, packaged and warehoused by a single formulator. United Therapeutics also relies on a single supplier to produce clinical trial supplies for OvaRex. Although there are a limited number of companies that could replace each of these suppliers, management believes that other suppliers could provide similar services and materials. A change in suppliers, however, could cause a delay in distribution of Remodulin and in the conduct of clinical trials and commercial launch for products in development, which would adversely affect the Company’s research and development efforts and future sales efforts.

          During 2002, Remodulin drug sales accounted for approximately 70% of total revenues. The majority of these Remodulin drug sales were made to United States distributors. In the United States, United Therapeutics has contracted with two distributors who purchase and market Remodulin. There are several other qualified distributors that could market Remodulin, if an existing distributor ceased to market Remodulin.

          United Therapeutics relies solely on one manufacturer to manufacture its HeartBar products. Although there are a limited number of companies that could replace this supplier, management believes that other suppliers could provide similar services and materials. A change in supplier, however, could cause a delay in the manufacture and distribution of HeartBar which would adversely affect the Company’s sales efforts.

     Reclassifications

          Certain amounts in the 2001 and 2000 consolidated financial statements were reclassified to conform to the 2002 presentation.

3.  Related Party Transactions

     Office Leases

          In December 2001, a subsidiary of United Therapeutics leased office space from Beacon Projects, Inc., a company owned by the Chairman and CEO of United Therapeutics. The property was sold in 2002 by Beacon and the United Therapeutics subsidiary now leases from the successor (unrelated) landlord. During the year ended December 31, 2002, the total amount paid to Beacon Projects was approximately $57,000.

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements — (Continued)

          In March 1999 and December 2000, UTSC entered into lease agreements for office space from Beacon Projects, Inc. United Therapeutics incurred expenses of approximately none, $44,000, and $44,000 during the years ended December 31, 2002, 2001, and 2000, respectively. These leases were all terminated in June 2001.

     Legal Services

          During and prior to 2001, United Therapeutics obtained professional services from a law firm affiliated with the General Counsel and the Chairman and CEO of United Therapeutics. In June 2001, the General Counsel joined United Therapeutics as a full time employee and the arrangement with the law firm for professional services was terminated. The Chairman and CEO does not receive compensation from the law firm. United Therapeutics incurred expenses of approximately none, $212,000 and $783,000 during the years ended December 31, 2002, 2001, and 2000, respectively, for services rendered by the law firm.

     Research Agreement

          During 1998, United Therapeutics entered into a cooperative drug discovery agreement with William Harvey Research Limited (WHR) (see note 5). The Chairman and CEO of United Therapeutics is an unpaid volunteer President of William Harvey Medical Research Foundation. Payments made to WHR were approximately $102,000, $205,000 and $347,000 for the years ended December 31, 2002, 2001, and 2000, respectively. This agreement was terminated in June 2002.

     Receivable from Employees

          At December 31, 2002 and 2001, United Therapeutics had interest and non-interest bearing advances totaling approximately $1,358,000 and $40,000, respectively, due from employees. The advances are classified as note receivable from employee and other assets in the accompanying consolidated balance sheets.

          In April 2002, United Therapeutics agreed to loan $1.3 million to Dr. Roger Jeffs, its President and Chief Operating Officer, to purchase his primary residence. The loan and accrued interest will be due at the end of five years or earlier, in part or in full, if Dr. Jeffs obtains a mortgage on the property, exercises and sells any United Therapeutics stock options, sells any United Therapeutics stock, or sells the property. Interest of 6.5 percent per year will accrue on the note. The loan is secured by the property and all United Therapeutics stock that Dr. Jeffs now owns or hereafter acquires. The note receivable and accrued interest are classified as noncurrent assets in the balance sheet at December 31, 2002. The Audit and Compensation Committee of the Board of Directors, as well as the full Board of Directors approved this transaction. In June 2002, Dr. Jeffs was elected to the Board of Directors by United Therapeutics’ shareholders.

     Iminosugar Program

          United Therapeutics reported expenses of approximately $200,000 and $3.5 million to Synergy Pharmaceuticals, Inc. (see note 4) during the years ended December 31, 2002 and 2001, respectively, of which approximately none and $318,000 were payable at December 31, 2002 and 2001, respectively, for contract research services. Additionally, United Therapeutics reported revenues of approximately none and $366,000 during the years ended December 31, 2002 and 2001, respectively, for chemical synthesis and manufacturing services provided to Synergy.

     Marketing and Consulting Agreements

          In February 2003, United Therapeutics entered into an agreement for the development, hosting and maintenance of its Remodulin.com website with a company controlled by Raymond Kurzweil who is one of four non-independent directors on United Therapeutics’ ten person Board of Directors. Pursuant to this Agreement, United Therapeutics will pay the company $29,000 and a continuing payment of $1,250 per month for posting new information and maintenance of the website.

          In September 2002, United Therapeutics entered into a technical services agreement with Kurzweil Technologies, Inc. (“KTI”), a company controlled by Raymond Kurzweil. Pursuant to this agreement, United Therapeutics will pay KTI up to $40,000 monthly for consulting fees and up to $1,000 monthly for reimbursement of expenses for certain telemedicine technology development services relating to Medicomp, Inc. In addition, United Therapeutics will pay KTI a five percent royalty on certain sales of products reasonably attributed to and dependent upon technology developed by KTI under the technical services agreement and which are covered by claims of an issued and unexpired United States patent(s). The

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements — (Continued)

agreement may be terminated by United Therapeutics upon 30 days advance notice to KTI and by KTI upon 180 days advance notice to United Therapeutics. In 2002, United Therapeutics incurred approximately $190,000 of fees and expenses related to this agreement, all of which was payable to KTI at December 31, 2002.

          In 2001, United Therapeutics entered into a marketing agreement with a company affiliated with Raymond Kurzweil. The value of the agreement is up to $30,000 annually. United Therapeutics also entered into an agreement in 2001 with Raymond Kurzweil to provide strategic consulting services in the field of telemedicine. The value of the agreement is up to $10,000 annually. In 2002, United Therapeutics entered into another marketing agreement with a company affiliated with Raymond Kurzweil with a total value of $15,000. United Therapeutics paid a total of $25,000 and $25,000 under these agreements during the years ended December 31, 2002 and 2001, respectively.

4.  License Agreements

     Glaxo Wellcome Assignment

          In January 1997, Glaxo Wellcome Inc. (now GlaxoSmithKline PLC) assigned to United Therapeutics patents and patent applications for the use of the stable prostacyclin analog UT-15 (now known as Remodulin) for the treatment of pulmonary hypertension and congestive heart failure. Glaxo Wellcome has a right to negotiate a license from United Therapeutics if United Therapeutics decides to license any part of the marketing rights to a third party. Glaxo Wellcome waived this right with respect to the agreement with MiniMed described below. Under the agreement, Glaxo Wellcome is entitled to certain royalties from United Therapeutics for a period of ten years from the date of the first commercial sale of any product containing Remodulin (see note 5). If United Therapeutics grants to a third party any license to Remodulin, Glaxo Wellcome is also entitled to a percentage of all consideration payable to United Therapeutics by such licensee. United Therapeutics is responsible for all patent prosecution and maintenance for Remodulin.

     Pharmacia License

          In December 1996, Pharmacia Corporation (formerly Pharmacia & Upjohn Company) exclusively licensed to United Therapeutics patents and a patent application for the composition and production of a prostacyclin analog. The Pharmacia agreement required milestone payments of up to $325,000 for orphan indications of a prostacyclin analog manufactured utilizing technology licensed from Pharmacia and royalties between 2.5% (in the U.S.) and 5% (in certain other countries) of all net sales, subject to certain offsets, until the later of the expiration of the applicable patent or 10 years after the date of the first commercial sale of a product in a country defined as a milestone country under the agreement. In October 2002, United Therapeutics and Pharmacia amended the license agreement to change the royalties to Pharmacia to 4% on annual net sales of Remodulin in excess of $25.0 million. This 4% royalty is subject to a 50% reduction for royalties due to other parties.

     Medtronic MiniMed

          United Therapeutics entered into an agreement with Medtronic MiniMed (formerly MiniMed Inc.) in September 1997 to collaborate in the design, development, and implementation of therapies to treat pulmonary hypertension and peripheral vascular disease utilizing MiniMed products with Remodulin. The term of the agreement is for seven years following the May 2002 FDA approval for Remodulin and will be automatically extended for additional 12-month periods unless otherwise terminated. The agreement is subject to early termination in the event of a material breach or bankruptcy of either party. United Therapeutics and Medtronic MiniMed have established a Management Committee comprised of two representatives from each company to implement the agreement. The guidelines implementing the agreement provide that United Therapeutics will purchase pumps and supplies from Medtronic MiniMed at a discount off of Medtronic MiniMed’s list prices from time to time. In the event that there are any discoveries or improvements arising out of work performed under the agreement, the parties will have joint ownership of those discoveries or improvements. The guidelines require United Therapeutics to purchase its Remodulin infusion pumps exclusively from Medtronic MiniMed unless Medtronic MiniMed’s infusion pumps fail to receive certain government approvals or cannot be appropriately used, as for intravenous Remodulin.

     Toray Industries Licenses

          In June 2000, United Therapeutics entered into an agreement with Toray Industries, Inc. obtaining the exclusive right to develop and market sustained release formulations of beraprost in the United States and Canada for the treatment of all vascular indications (including cardiovascular indications). In exchange, United Therapeutics paid Toray $1.0 million in cash and 200,000 shares of common stock valued at approximately $18.8 million. In addition, United Therapeutics agreed to grant

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Toray an option to purchase 500,000 shares of common stock upon Toray’s delivery of clinical trial material with an exercise price based on the average of closing market prices during the month preceding delivery of clinical trial material. Such delivery has not yet occurred. The sustained release formulation of beraprost is currently in Phase I testing in Japan by Toray. However, the development has been significantly delayed by Toray and United Therapeutics may cancel this agreement prior to granting any options. United Therapeutics also agreed to pay Toray milestone payments of up to $750,000. License fees under these agreements were expensed as research and development and totaled $19.8 million for the year ended December 31, 2000 and none for the years ended December 31, 2002 and 2001.

     Shearwater Polymers Agreement

          In September 1999, United Therapeutics entered into an agreement with Shearwater Polymers, Inc. The agreement grants to United Therapeutics the exclusive right to Shearwater’s know-how for the design, development, production, and use of a technology known as pegylation to develop and produce sustained release prostacyclin molecules for the possible treatment of pulmonary hypertension, peripheral vascular disease, stroke, heart disease, cancer, and related diseases worldwide. In exchange, United Therapeutics paid Shearwater $100,000 in cash and agreed to pay Shearwater milestone payments of up to $2,900,000. Milestone payments will come due upon the achievement of certain product development goals set forth in the agreement and are expected to be paid over a period of approximately six years. United Therapeutics also agreed to pay royalties ranging from 2 to 4 percent of net sales from developed products. Minimum annual royalties of $1,000,000 are required commencing with the thirteenth month following government approval of a developed product.

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

     Synergy Pharmaceuticals, Inc.

          In March 2000, UPI entered into a license agreement with Synergy Pharmaceuticals, Inc. (Synergy) to obtain from Synergy the exclusive worldwide rights to certain patents relating to anti-viral iminosugar compounds. UPI paid Synergy a $100,000 license fee which was expensed as research and development. The iminosugar agreement conditionally requires that UPI pay Synergy milestone payments of up to $22.2 million for each FDA-approved product plus royalties ranging from 6 percent to 12.25 percent, subject to reductions, based on net sales. Additionally, UPI acquired 15 percent of the outstanding stock of Synergy for a total of $5.0 million. The purchase price was paid with $3.0 million in cash and 21,978 shares of common stock of United Therapeutics valued at approximately $2.0 million. As part of these transactions, UPI received an exclusive option to purchase the remaining stock of Synergy at its fair value to be determined in the future in accordance with the terms of the contract. This investment is accounted for under the cost method.

          In late 2000, after preclinical evaluations were performed for a majority of the licensed compounds, it was determined that many of these licensed compounds lacked sufficient safety and efficacy profiles for further development. Therefore, in November 2000, UPI and Synergy amended the exclusive license agreement to include the development of new analogs of the licensed compounds. It was determined that new analogs could potentially be developed that had improved safety and efficacy profiles over the originally licensed compounds. As part of the amendment, UPI and Synergy agreed to reduce the milestone and royalty payments by one-half for any approved products which may result from the new analogs. Additionally, Synergy granted to UPI a warrant to purchase up to approximately 10 percent of the outstanding stock of Synergy exercisable for six years at $0.001 per share. Finally, a review of Synergy’s financial status in late 2000 raised substantial doubt about Synergy’s ability to continue as a going concern largely due to its lack of liquidity and sources of funding. As a result of these developments and the amendments, the investment in Synergy was written down to zero at December 31, 2000.

          In August 2002, UPI made a $200,000 milestone payment to Synergy which was expensed as research and development.

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements — (Continued)

     Stanford University and New York Medical College

          Unither Pharma, Inc. (formerly Cooke Pharma, Inc.) has exclusively licensed patents related to amino acid based dietary supplements to enhance the level of naturally occurring nitric oxide in the vascular system from Stanford University and New York Medical College. The licenses cover worldwide territories and are valid for the life of the patents. In return, Unither Pharma, Inc. has agreed to pay royalties equal to one percent of net sales of amino acid based medical foods to each licensor respectively, subject to reductions. Minimum annual royalties of $10,000 are due to each licensor.

     AltaRex Corp.

          In April 2002, UPI acquired an option to develop and commercialize a platform of five immunotherapeutic monoclonal antibodies from AltaRex Corp. through an agreement to exclusively license certain intellectual property from AltaRex. These products were being developed by AltaRex for use in ovarian, prostate, lung, breast, multiple myeloma and other forms of cancer.

          UPI will bear the cost of the necessary research and development and has full commercialization rights in all countries other than those in Europe and most of the Middle East. UPI has agreed to pay AltaRex certain amounts based upon the achievement of specified milestones together with royalties based upon sales of products utilizing or incorporating the licensed technology. As part of these transactions, UPI acquired approximately 9.95 percent of the outstanding stock of AltaRex for $2.5 million in April 2002 and approximately 9.95 percent of the outstanding stock of AltaRex in August 2002 for approximately $2.1 million. UPI’s cumulative ownership in AltaRex is approximately 19.9 percent. This investment is being accounted for as an available-for-sale security and is classified with investments in affiliates in the accompanying balance sheets. Also in August 2002, UPI loaned to AltaRex approximately $433,000 as a secured convertible debenture due at the end of three years with interest of six percent due quarterly. The note is convertible into AltaRex common stock at a price of $0.50 per share at any time by UPI. At December 31, 2002, the closing price of AltaRex common stock was $0.22 per share. The note is secured by all intellectual property owned by AltaRex, including intellectual property licensed to UPI by AltaRex.

          For the six-month period ended September 30, 2002, the quoted market price of AltaRex’s common stock was consistently less than UPI’s cost. This was determined to be an other-than-temporary decline in value. As a result, the investment in AltaRex was written down to its fair value as determined by quoted market prices on September 30, 2002. The write-down totaled approximately $2.9 million. At December 31, 2002, the investment in AltaRex common stock was reported at approximately $2.0 million and is classified with investments in affiliates.

5.  Commitments

     Oxford University

          UPI agreed to fund research conducted by the University of Oxford to develop analogs of the anti-viral compounds licensed from Synergy Pharmaceuticals. The research agreement provided for payments of up to approximately $900,000 over two years and had an initial term expiring in September 2002 which was renewed until September 2004. Under the agreement, UPI is required to fund the research and pay to the University of Oxford milestone payments for successfully completed clinical trials, and a royalty equal to a percentage of net sales that UPI earns from discoveries and products developed by the University of Oxford. The milestone payments and royalties are subject to reduction depending upon third-party contributions to inventions and/or third party licenses necessary to develop products.

     William Harvey Research Limited

          In 1998, United Therapeutics entered into a cooperative drug discovery agreement with William Harvey Research Limited (WHR) to identify and develop an antisense therapy as a potential treatment for pulmonary hypertension. The agreement may be terminated by United Therapeutics after 30 months. Under the agreement, United Therapeutics is required to pay WHR a royalty equal to a percentage of net sales and license fees that United Therapeutics earns from discoveries developed by WHR. This royalty obligation extends for 15 years or, if later, until any issued patents expire. This agreement was terminated in June 2002.

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements — (Continued)

   Imperial College

     In 2000, Lung Rx entered into a research and development agreement with Imperial College of Science, Technology & Medicine and Imperial College Innovations Limited (collectively Imperial College) to develop lung lobes that can be transplanted into patients at risk of dying due to lung disease. The agreement was terminable by Lung Rx after the 12th or 36th months. It was terminable with 90 days notice by Lung Rx if Imperial College did not meet a major milestone defined in the agreement. Under the agreement, Lung Rx was required to pay Imperial College a royalty equal to a percentage of net sales that Lung Rx earns from discoveries and products developed by Imperial College. This royalty obligation extended until any issued patents expired. The agreement was terminated in 2003 by Lung Rx.

   Milestone and Royalty Payments

     United Therapeutics has in-licensed certain products under license agreements described in note 4. These agreements generally include milestone payments to be paid in cash by United Therapeutics upon the achievement of certain product development and commercialization goals set forth in each license agreement.

     Total milestone payments under these license agreements are expected to come due approximately as follows (in thousands):

Year ending December 31,
2003	$620
2004	$2,420
2005	$7,970
2006	$9,820
2007 and thereafter	$9,400

     Additionally, certain agreements described in note 4 require United Therapeutics to pay royalties. The royalties are generally based on a percentage of net sales or other product fees earned by United Therapeutics. Royalties will become due when sales are generated and will range from 1.0 to 10.0 percent of net product revenues as defined in the respective agreements.

   Employment Agreement

     In April 1999, United Therapeutics executed an employment agreement with its CEO. As amended in December 2000, the agreement establishes minimum compensation and benefits for a renewing five year period, and requires the Company to issue options to the CEO at the end of each of the next five years to purchase a number of shares of common stock equal to one-eighteenth of one percent of the increase in United Therapeutics’ market capitalization from its average in December of each year (commencing December 2000) to its average the following year. The exercise price of the options will be 110 percent of the fair market value of a share of common stock on the date of grant, or 100 percent of fair market value if the CEO owns less than 10 percent of United Therapeutics’ outstanding common stock on the date of grant. If the CEO is terminated without cause or leaves with good reason, she will receive severance equal to three years of base salary plus the value of any vested options.

6.  Stockholders’ Equity

   Common Stock

     United Therapeutics was originally capitalized through the issuance of 1,666,663 shares of common stock for $.06 per share, with a par value of $.01. In 1997, the number of authorized shares of common stock was increased from 20,000,000 shares to 50,000,000 shares. On December 7, 1997, United Therapeutics’ Board of Directors approved a one-for-two reverse stock split of United Therapeutics’ common stock.

     In April 1999, the Board of Directors authorized the filing of a registration statement with the Securities and Exchange Commission for the sale of up to 6,000,000 shares of common stock. On June 17, 1999, United Therapeutics’ initial public offering, which involved the sale of 4,500,000 shares of common stock at $12.00 per share, was declared effective by the SEC. United Therapeutics closed the initial public offering on June 22, 1999 and received net proceeds, after deducting underwriting commissions and offering expenses, of approximately $48,874,000.

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements — (Continued)

     In April 1999, United Therapeutics’ Board of Directors and stockholders approved an amendment to United Therapeutics’ Certificate of Incorporation increasing the number of authorized shares of common stock to 100,000,000 shares. Also in April 1999, United Therapeutics’ Board of Directors approved a one-for-three reverse stock split of its outstanding common stock which was affected on June 11, 1999. Authorized shares and the par values of common and preferred stock were not affected by the reverse split. In June 1999, United Therapeutics increased the total number of authorized shares of common stock to 100,000,000.

     In July 1999, United Therapeutics closed on the sale of 675,000 over-allotment shares of common stock to its underwriters. The underwriters’ over-allotment option was exercised at the initial public offering price of $12.00 per share. The net proceeds, after deducting underwriting commissions and offering expenses, were approximately $7,515,000.

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

     In February 2000, United Therapeutics agreed to fund, over two years, a United Therapeutics Chair in Pulmonary Hypertension at Columbia University with a grant of United Therapeutics’ common stock. The grant was funded with the issuance of 9,868 shares of United Therapeutics’ common stock in February 2000 and 9,868 shares of United Therapeutics’ common stock in April 2001, all of which was valued at $1.5 million based on the closing Nasdaq price on February 10, 2000. In February 2002, United Therapeutics and Columbia University agreed that the shares issued to Columbia University would be transferred instead to the University’s pulmonary hypertension research gift account to further research the causes and cures for pulmonary hypertension.

   Preferred Stock

     A total of 10,000,000 shares of preferred stock with a par value of $.01 were authorized in 1997. No preferred stock has been issued. A total of 100,000 shares of Series A Junior Participating Preferred Stock with a par value of $.01 were authorized in 2000. No Series A Junior Participating Preferred Stock has been issued.

   Shareholder Rights Plan

     In December 2000, United Therapeutics’ Board of Directors approved the adoption of a Shareholder Rights Plan designed to discourage takeovers that involve abusive tactics or do not provide fair value to its shareholders. The Shareholder Rights Plan provides for a dividend distribution of one Preferred Share Purchase Right (Rights) for each outstanding share of United Therapeutics’ common stock. The dividend distribution was made to shareholders of record on December 29, 2000. The Rights will be exercisable only if a person or group (except for certain exempted persons or groups) acquires 15 percent or more of United Therapeutics’ common stock or announces a tender offer which would result in ownership of 15 percent or more of United Therapeutics’ common stock. The Rights entitle each holder of one share to purchase one one-thousandth of a share of Series A Junior Participating Preferred Stock (par value $.01) and will expire on December 29, 2010.

   Treasury Stock

     In December 2000, United Therapeutics’ Board of Directors approved a stock repurchase program for up to three million shares of its outstanding stock. The purpose of the stock repurchase program was to help United Therapeutics achieve its long term goal of enhancing shareholder value. During the years ended December 31, 2001 and 2000, United Therapeutics repurchased 220,600 and 306,000 shares, respectively, at a total cost of approximately $6.9 million. The repurchase program expired in December 2001.

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements — (Continued)

   Options Issued in Exchange for Services

     United Therapeutics issued options to consultants for services during 2002, 2001 and 2000. The grant activity is summarized as follows:

	Number of	Range of
	Options Granted	Exercise Prices

For the year ended December 31,:
2002	44,334	$9.95 to $15.00
2001	78,253	$8.97 to $16.94
2000	50,299	$14.48 to $95.37

   Employee Options

     United Therapeutics’ Board of Directors adopted an equity incentive plan (the Plan) effective in November 1997. In April 1999, the Board of Directors and stockholders approved an amendment and restatement of the Plan to increase the total number of shares of common stock that may be issued pursuant to the Plan to 14,939,517 shares, including 7,939,517 shares reserved for issuance to the CEO under her employment agreement (see note 5). The Plan provides for the grant of awards, including options, stock appreciation rights, restricted stock awards and other rights as defined in the Plan, to eligible participants. Options granted under the Plan are not transferable and must generally be exercised within 10 years. The price of all options granted under the Plan must be at least equal to the fair market value of the common stock on the date of grant. With respect to any participant who owns 10 percent or more of United Therapeutics’ outstanding common stock on the date of grant, the exercise price of any incentive stock option granted to that participant must equal or exceed 110 percent of the fair market value of the common stock on the date of grant and the option must not be exercisable for longer than five years.

     Options granted under this Plan were as follows:

	Number of	Range of
	Options Granted	Exercise Prices

For the year ended December 31,:
2002	595,950	$9.20 to $16.70
2001	495,454	$9.20 to $15.69
2000	1,043,594	$14.48 to $116.38

     In addition, options are also granted outside of the Plan described above (non-plan awards). Such grants are made to employees and consultants in order to incentivize performance or procure services. All non-plan grants are awarded pursuant to specific approvals of the Compensation Committee of the Board of Directors. These grants are made at the fair market value of United Therapeutics’ common stock on the date of grant. Board members and executive officers may not participate in these non-plan option awards. A total of 593,605 options were granted to employees during the year ended December 31, 2002 outside of the Plan with exercise prices ranging from $9.95 to $17.44 and a term of ten years.

     The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions generally used for grants in 2002, 2001 and 2000:

Years ended December 31,

	2002	2001	2000

Dividend yield	0 percent	0 percent	0 percent
Expected volatility	40.21-106.58 percent	71.25-112.47 percent	69.75-84.26 percent
Risk free interest rate	2.67-4.66 percent	3.53-4.95 percent	4.98-6.68 percent
Expected lives	1-5 years	5 years	5-7.5 years

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements — (Continued)

     A summary of the status of United Therapeutics’ employee stock options as of December 31, 2002, 2001 and 2000, and changes during the years then ended is presented below:

	2002		2001		2000

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of period	3,083,246	$29.98	3,156,356	$36.58	1,412,724	$16.87
Granted	1,189,555	14.46	624,930	12.73	2,049,594	48.15
Exercised	(28,648)	8.54	(1,866)	3.00	(147,196)	9.76
Forfeited	(211,282)	18.35	(236,241)	21.32	(158,766)	35.64
Canceled	—	18.35	(459,933)	56.72	—	—

Outstanding at end of period	4,032,871	$26.13	3,083,246	$29.93	3,156,356	$36.58

Outstanding exercisable at end of period	2,598,873	$31.19	1,680,263	$40.37	1,213,582	$49.66

Weighted-average fair value of options granted during the period	$9.17		$9.39		$31.84

     In November 2001, the Compensation Committee of the Board of Directors approved a plan to allow employees to voluntarily permit a limited portion of their outstanding options to be canceled. In exchange for each canceled option, United Therapeutics granted a new option in May 2002. The new options were granted at the fair market value of United Therapeutics’ common stock on the date that the replacement awards were issued. There were approximately 453,000 options that were cancelled with exercise prices ranging from $27.50 to $116.38. The cancelled options were replaced with options priced at $12.69, the Nasdaq closing price on the award date of May 10, 2002. The program ended in May 2002. Each of the employees who participated did not have any options granted to them in the six months prior to the cancellation. Furthermore, each of the employees who participated agreed to forgo receiving any new options for a period of six months following the cancellation. No guarantees or other promises of remuneration were made to the employees who agreed to participate. In accordance with FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, no compensation expense was required to be recognized upon the grant of the replacement awards.

     The following table summarizes information about employee stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable

		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Exercise		Remaining	Exercise		Exercise
Prices	Number	Contractual Life	Price	Number	Price

$3.00 — 10.00	267,594	2.4	$7.44	231,593	$7.37
10.01 — 20.00	2,861,260	7.9	14.83	1,584,564	14.93
20.01 — 30.00	187,239	6.7	27.61	154,264	27.71
30.01 — 40.00	5,000	6.9	35.75	3,400	35.75
40.01 — 50.00	149,755	7.2	43.40	93,511	43.61
50.01 — 60.00	32,629	7.2	57.03	15,099	56.92
60.01 — 70.00	7,525	7.3	63.93	3,775	62.80
70.01 — 80.00	9,502	7.1	71.74	300	77.13
80.01 — 90.00	509,167	7.5	89.91	509,167	89.91
90.01 — 116.38	3,200	7.2	99.68	3,200	99.68

$3.00 — $116.38	4,032,871	7.4	$26.13	2,598,873	$31.19

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements — (Continued)

7.  Income Taxes

     A reconciliation of tax benefit computed at the statutory federal tax rate on losses from operations before income taxes to the actual income tax expense is approximately as follows (in thousands):

	Years Ended December 31,

	2002	2001	2000

Federal tax provision (benefit) computed at the statutory rate	$(8,041)	$(12,678)	$(25,707)
State tax provision (benefit), net of federal tax provision (benefit)	(1,249)	(1,969)	(3,992)
Change in the beginning valuation allowance for deferred tax assets allocated to tax expenses	9,865	23,722	32,598
General business credit generated	(4,590)	(7,124)	(6,734)
Nondeductible expenses and other	4,015	(1,951)	3,835

Total income tax expense	$—	$—	$—

     Deferred income taxes reflect the net effect of net operating loss carryforwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of United Therapeutics’ net deferred tax asset as of December 31, 2002 and 2001, respectively, are approximately as follows (in thousands):

	December 31,

	2002	2001

Deferred tax assets:
Net operating loss carryforwards	$40,934	$37,678
General business credit	27,793	24,685
Unrealized loss on equity investments	3,018	1,881
Unrealized loss on marketable investments	2,918	—
Effect of conversion to accrual basis accounting for income tax purposes	—	152
License fees capitalized for tax purposes	9,388	9,833
In-process research and development capitalized for tax purposes	5,890	6,185
Other	1,619	1,213

Total deferred tax assets	91,560	81,627
Deferred tax liabilities:
Furniture and equipment principally due to differences in depreciation	(123)	(55)

Total deferred tax liabilities	(123)	(55)

Net deferred tax asset before valuation allowance	91,437	81,572
Valuation allowance	(91,437)	(81,572)

Net deferred tax asset	$—	$—

     Based on the weight of available evidence, management has determined that the deferred tax asset amount may not be realized at this time. This is due primarily to the uncertainty of the timing of product approvals and the levels of future product sales and profitability.

     The valuation allowance for deferred tax assets increased by approximately $9.9 and $23.7 million for the years ended December 31, 2002 and 2001, respectively.

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements — (Continued)

     At December 31, 2002, United Therapeutics had net operating loss carryforwards of approximately $104.2 million and business tax credit carryforwards of approximately $27.8 million for federal income tax purposes which expire at various dates from 2012 through 2022. Business tax credits can offset future tax liabilities and arise from qualified research expenditures. The portions of these carryforward items that were generated prior to June 1999 are subject to certain limitations. United Therapeutics does not believe that the limitations will cause the net operating loss and general business credit carryforwards to expire unused.

8.  Notes and Leases Payable

     In April 1998, United Therapeutics purchased an office building at 1110 Spring Street in Silver Spring, Maryland for approximately $581,000 in exchange for a note payable and cash. In June 1999, United Therapeutics refinanced the note payable for the building with a new mortgage note totaling $720,000 due in monthly installments. This 30-year adjustable rate note had an interest rate of 6.0 percent in effect at December 31, 2002 and is secured by the building and property owned by United Therapeutics located at 1110 Spring Street in Silver Spring, Maryland.

     In September 1999, United Therapeutics purchased a building adjacent to 1110 Spring Street in Silver Spring, Maryland for approximately $1,544,000. United Therapeutics issued a mortgage note payable to finance this purchase. The mortgage note payable was issued for $1,078,000 and is payable in monthly installments. This 30-year adjustable rate note had an interest rate of 5.38 percent in effect at December 31, 2002 and is secured by a certificate of deposit in the amount of $641,000 and the building and property owned by United Therapeutics located at 1106 Spring Street in Silver Spring, Maryland.

     United Therapeutics also leased certain equipment under capital leases with interest rates of approximately 10.6 percent and terms up to 5 years.

     Future minimum payments under notes and leases payable are as follows (in thousands):

	Notes	Capital
	Payable	Leases

Year ending December 31,
2003	$29	$90
2004	30	39
2005	32	16
2006	34	10
2007	36	—
2008 and thereafter	1,572	—

	1,733	155
Less amounts representing interest	—	(10)
Less current portion	(29)	(82)

	$1,704	$63

     At December 31, 2002, equipment under capital leases totaled approximately $227,000 and accumulated depreciation totaled approximately $98,000.

     In January 2003, United Therapeutics acquired a building and land adjacent to its Silver Spring, Maryland headquarters. United Therapeutics paid approximately $171,000 in cash and issued a non-interest bearing note payable for $1.0 million due to the seller in January 2004.

9.  Marketable Investments

     Investments at December 31, 2001 consisted of federally sponsored and corporate debt securities and certificates of deposit. At December 31, 2002, United Therapeutics’ investments consisted of a federally sponsored debt security that is classified as a non-current marketable investment. The amortized cost and fair value of this investment approximate each other at December 31, 2002.

     In March 2002, United Therapeutics reported a $538,000 write-down due to an other-than-temporary decline in value of one of its marketable investments. In June 2002, United Therapeutics began reassessing its investment program in light of increasingly adverse conditions in the bond markets. As a result, all marketable debt investments were sold in July

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements — (Continued)

2002. A write-down of investments totaling approximately $3.6 million was necessary to adjust the value of United Therapeutics’ marketable investments to their fair value based on quoted market prices at June 30, 2002. In July 2002, United Therapeutics recorded an additional realized loss of approximately $3.3 million as a result of the liquidation of the investment portfolio.

     The following table summarizes United Therapeutics’ marketable investments at December 31, 2001 (in thousands):

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

10.  Operating Leases

     United Therapeutics leases various office and production space generally under noncancelable agreements with terms expiring through 2007. United Therapeutics also leases automobiles for certain employees.

     Approximate minimum annual rent payments to be paid under these noncancelable operating leases are as follows (in thousands):

Year ending
December 31,
2003	$762
2004	$761
2005	$604
2006	$229
2007	$105

     Total rent expense for the years ended December 31, 2002, 2001, and 2000 was approximately $1.0 million, $521,000 and $366,000, respectively.

11.  Acquisitions and Investments in Affiliates

   Unither Pharma, Inc.

     In December 2000, UPI purchased all of the assets and assumed certain liabilities of Cooke PH, Inc. (formerly Cooke Pharma Inc.). The acquired company now operates as Unither Pharma, Inc. Unither Pharma is the exclusive owner and developer of the intellectual property rights to use arginine to promote cardiovascular health. The total cost of this acquisition was approximately $15.9 million, including transaction costs. United Therapeutics issued 294,635 shares of common stock, subject to adjustment within a year, valued at $15.7 million to the sellers and assumed approximately $1.7 million of liabilities as consideration. The consideration given was valued at the fair value of the 294,635 shares of United Therapeutics’ stock issued using an average NASDAQ closing price of $14.84 which totaled approximately $4.4 million, plus the value of the potential additional shares that may be issued which totaled approximately $11.3 million (equivalent to the minimum guaranteed share price of $90.00 per share less the floor established in the agreement of $51.65 multiplied by 294,635 shares). In addition, UPI agreed to pay a single-digit cash royalty to Cooke PH on sales of arginine products up to an additional $49 million (a lifetime cap), subject to possible reduction.

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements — (Continued)

     The purchase price of approximately $15.9 million was allocated as follows (in thousands):

Current assets	$1,559
Intangible assets	7,833
Other noncurrent assets	1,109
In-process research and development	7,104
Current liabilities	(1,705)

Total purchase price	$15,900

     The acquisition was structured as a taxable stock-for-assets purchase with a residual royalty stream. United Therapeutics agreed to register all of these shares for resale by Cooke PH. Approximately 147,000 of the shares issued to Cooke PH were placed in escrow for up to two years for unknown liabilities, indemnifications, warranties and a stock adjustment (described below) pursuant to the terms of an Escrow Agreement. In May 2002, the shares in escrow were reduced to approximately 15,000 shares which will be held until December 2003.

     In accordance with the acquisition agreement, United Therapeutics was obligated to issue additional shares to Cooke PH, Inc. as a result of United Therapeutics’ stock price falling below a certain level. The asset purchase agreement generally required United Therapeutics to issue additional shares to Cooke PH if the value of the United Therapeutics’ common stock fell below $90 per share in December 2001 within certain limits defined in the asset purchase agreement. In addition, the parties agreed that United Therapeutics would reduce the number of shares to be issued to Cooke PH, Inc. if the assets it acquired were less or if the liabilities were greater than was represented by the sellers upon the acquisition date (“escrow items”). These escrow items totaled approximately $1.7 million. In May 2002, United Therapeutics and Cooke PH, Inc. agreed to resolve these aspects of their agreement through the issuance by United Therapeutics of an additional 669,002 shares of its common stock to Cooke PH, Inc. The effect of this issuance was to decrease current assets and additional paid in capital by approximately $1.7 million and to increase common stock outstanding by 669,002 shares.

     Intangible assets resulting from the acquisition were approximately $7.8 million and are being amortized in a straight-line manner over periods ranging from three to eighteen years. These intangible assets include the HeartBar trade name, patents and base technology. The amount attributed to in-process research and development totaling approximately $7.1 million was charged to research and development expense at the date of acquisition. The fair values of the intangible assets were based on independent valuations. The acquisition was accounted for as a purchase. Cooke Pharma’s operations since December 11, 2000 have been included in the Company’s consolidated financial statements.

     The write-off of in-process research and development related to the acquisition of Cooke PH was expensed as a one-time non-recurring charge in 2000. The projects under development at the valuation date were expected to address the coronary and peripheral arterial disease markets as well as the market of persons that are at risk of developing some form of heart disease. It was anticipated that research and development related to these projects would be completed by 2002. However, United Therapeutics has decided to initiate studies of arginine in pulmonary hypertension prior to coronary and peripheral arterial diseases. These studies in pulmonary hypertension commenced in 2002 and are expected to be completed in 2003. The delay in the coronary and peripheral arterial disease studies is not expected to have a material impact on United Therapeutics.

   Medicomp, Inc. and Telemedical Procedures, LLC

     In December 2000, UTSC acquired all of the assets of Medicomp, Inc. and Telemedical Procedures, LLC (Medicomp), related cardiac monitoring companies based in Florida. The total cost of this acquisition was approximately $20.0 million, including transaction costs. Cash of $8.0 million and 257,142 shares of United Therapeutics’ common stock valued at $11.9 million, subject to adjustment, was paid to the sellers as consideration.

     The purchase price of approximately $20.0 million was allocated as follows (in thousands):

Current assets	$883
Intangible assets	7,776
Other noncurrent assets	1,577
In-process research and development	9,760

Total purchase price	$19,996

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements — (Continued)

     The acquisition was structured as a taxable purchase. United Therapeutics agreed to register all of these shares for resale by Medicomp. Approximately 129,000 of the shares issued to Medicomp were placed in escrow for up to three years for unknown liabilities, indemnifications, warranties and a stock adjustment (described below) pursuant to the terms of an Escrow Agreement. In December 2002, the shares in escrow were reduced to approximately 26,000 shares and will be held until December 2003.

     Medicomp may receive additional shares from United Therapeutics on the third anniversary of the closing if the average closing price of United Therapeutics’ common stock over the 30 calendar days prior to the anniversary is less than $70.00 per share, in order that the value of all shares issued to Medicomp equals the value of the shares issued to Medicomp at the closing at $70.00 per share (subject to a maximum of 600,000 shares). The stock consideration given was valued at the fair value of the 257,142 shares of United Therapeutics’ stock issued using an average NASDAQ closing price of $13.84 which totaled approximately $3.6 million, plus the value of the potential additional shares that may be issued which totaled approximately $8.3 million (equivalent to the average NASDAQ closing price of $13.84 per share multiplied by the maximum of 600,000 additional shares that may be issued in the future).

     Goodwill and other intangible assets resulting from the acquisition were approximately $6.2 million and $1.6 million, respectively, and were being amortized in a straight-line manner over periods ranging from three to twenty years. The other intangible assets include base technology. The amount attributed to in-process research and development totaling approximately $9.8 million was charged to expense at the date of the acquisition. The fair values of the intangible assets were based on independent valuations. The acquisition was accounted for as a purchase. Medicomp’s operations since December 29, 2000 have been included in United Therapeutics’ consolidated financial statements.

     The write-off of in-process research and development related to the acquisition of Medicomp was expensed as a one-time non-recurring charge in 2000. At the acquisition date, Medicomp was conducting design, development, engineering and testing activities associated with the completion of a number of new technological innovations for next-generation products. It was anticipated that completion of these projects would occur in 2001, but completion is now expected to occur in phases in 2003 and 2004. This delay is not expected to have a material impact on United Therapeutics.

     Pro Forma Information Related to the Unither Pharma and Medicomp Acquisitions (Unaudited)

     Had the acquisitions of Unither Pharma and Medicomp occurred as of the beginning of 2000, United Therapeutics’ total revenues, net loss and loss per share (basic and diluted) would have been $6.3 million, $85.3 million and $4.31 respectively, after giving effect to certain adjustments, including amortization of goodwill and the write-off of acquired in-process research and development expenses. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had United Therapeutics acquired Unither Pharma and Medicomp at the beginning of 2000.

   Northern Therapeutics, Inc.

     In December 2000, Lung Rx formed a new company in Canada, Northern Therapeutics, Inc. (Northern Therapeutics), with the inventor of a new form of autologous (non-viral vector) gene therapy for pulmonary hypertension and other conditions. The purpose of Northern Therapeutics is to develop the gene therapy and also to distribute Remodulin in Canada. Lung Rx received approximately 59 percent of the initial outstanding common stock of Northern Therapeutics in exchange for $5.0 million in cash of which $1.5 million was paid as of December 2002. The remaining $3.5 million is generally being paid in annual $1.0 million increments. United Therapeutics has agreed to provide the services of its Chief Executive Officer as Chairman of the Northern Therapeutics’ Board. During 2001, Northern Therapeutics’ CEO resigned. Therefore, since December 2001, the United Therapeutics’ CEO has been serving as the acting CEO of Northern Therapeutics.

     Northern Therapeutics is incorporated as a Canadian Controlled Private Corporation. Lung Rx may appoint only two of the company’s seven board seats. Substantially all important decisions require unanimous board votes in favor of the proposal. The decisions requiring unanimous board votes include decisions related to personnel selection and compensation and establishment of operating and capital budgets. Therefore, the minority owners of Northern Therapeutics have substantive participating rights as discussed in Emerging Issues Task Force Issue No. 96-16, Investors’ Accounting for an Investee when the Investor has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights. As a result of these substantive participating rights, Lung Rx does not control Northern Therapeutics and consolidation, therefore, is prohibited. The equity method of accounting is used to account for Lung Rx’s

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements — (Continued)

investment in Northern Therapeutics. At December 31, 2002, Lung Rx’ investment in the new company was reported at approximately $4.3 million, which is comprised of $1.5 million paid in cash and the present value of the remaining $3.5 million due over three years, net of Lung Rx’s share of Northern Therapeutics’ losses since its formation. The amounts due to Northern Therapeutics at December 31, 2002 totaled approximately $3.3 million and are reported as due to affiliate in the accompanying consolidated balance sheets. Lung Rx’s equity in the underlying net assets was approximately $2.9 million at December 31, 2002.

     In January 2002, Northern Therapeutics purchased and retired shares of one of the initial founders. This increased Lung Rx’s ownership of Northern Therapeutics to approximately 68%.

     Preventis, Inc.

     In 2000, United Therapeutics entered into an agreement to form Preventis, Inc., a Delaware corporation, to create new vaccine technology and to develop and commercialize novel therapeutics for infectious disease. United Therapeutics received 30 percent of the initial outstanding common stock of Preventis. The agreement does not require United Therapeutics to contribute cash or other capital. A then current director of United Therapeutics purchased a 57 percent common stock shareholding in the new company when it was formed in 2000 upon consent by United Therapeutics’ Board of Directors. At December 31, 2002, United Therapeutics’ investment in Preventis had an original cost of zero and was reported at zero. United Therapeutics’ equity in the underlying net assets was a deficit of approximately $1.1 million.

     SynQuest, Inc.

     On October 7, 1999, United Therapeutics acquired all the outstanding stock of SynQuest, Inc. (SynQuest), an Illinois corporation engaged in the synthesis and manufacture of complex molecules. SynQuest manufactures treprostinil, the bulk active ingredient in Remodulin, United Therapeutics’ lead compound. The total cost of this acquisition was approximately $3.2 million, including transaction costs. Cash of $200,000 and 101,251 shares of United Therapeutics’ common stock valued at $2.9 million were paid to the sellers as consideration. A holdback equivalent to $500,000 of United Therapeutics’ common stock, which was reduced to $200,000 in December 2000, is being held in escrow for unknown liabilities and will be paid to the sellers in 2004, subject to certain conditions.

     Goodwill and other intangible assets resulting from the acquisition were approximately $2.8 million and were being amortized in a straight-line manner over periods ranging up to five years. The acquisition was accounted for as a purchase. SynQuest’s operations since October 7, 1999 have been included in United Therapeutics’ consolidated financial statements. In December 2000, United Therapeutics dissolved SynQuest, Inc. and merged it into United Therapeutics Corporation. SynQuest now operates as the synthesis and manufacturing division of United Therapeutics. Its activities were unaffected by the dissolution and merger.

     WonderClick.com, Inc.

     In July 1999, a subsidiary of Unither Telemedicine Services Corporation (UTSC) entered into an agreement to form WonderClick.com, Inc. (formerly AboveCable.com, Inc.), a Delaware corporation, to provide Internet access via cable television portals worldwide. This subsidiary received 20 percent of the initial outstanding common stock of WonderClick.com, Inc. and the exclusive rights to offer telemedicine and electronic health services at the portal level. The agreement does not require the UTSC subsidiary to contribute cash or other capital. WorldSpace Corporation purchased a 50 percent common stock shareholding in the new company. The Chairman and CEO of WorldSpace was a major stockholder and a director of United Therapeutics during 1999. At December 31, 2002, the subsidiary’s 20 percent investment in WonderClick.com, Inc. had an original cost of zero and was reported at zero. The subsidiary’s equity in the underlying net assets was approximately $1.2 million.

12. Employees’ Retirement Plan

     Effective January 1, 1999, United Therapeutics adopted the United Therapeutics Corporation Employees’ Retirement Plan (the Plan), a salary reduction profit sharing plan. Employees employed on or after July 15, 1999 are eligible to participate in the Plan. The Plan provides for annual discretionary employer contributions. Employees may also contribute to the Plan at their discretion. No employer contributions have been made to the Plan.

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements — (Continued)

13.  Accrued Expenses

     Accrued expenses consisted of the following at December 31, 2002 and 2001 (in thousands):

	December 31,

	2002	2001

Professional fees	$112	$66
Research	1,701	2,544
Payroll related	980	615
Contracted services	690	—
Other	968	229

Total	$4,451	$3,454

14.  Segment Information

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

     Segment information as of and for the year ended December 31, 2002 was as follows (in thousands):

			Consolidated
	Pharmaceutical	Telemedicine	Totals

Revenues from external customers	$26,234	$3,886	$30,120
Losses	(20,690)	(2,961)	(23,651)
Interest income	4,943	11	4,954
Interest expense	111	6	117
Depreciation and amortization	529	1,493	2,022
Write-down of investments	7,428	—	7,428
Equity loss in affiliate	209	—	209
Total investments in equity method investees	4,367	—	4,367
Expenditures for long-lived assets	3,384	197	3,581
Total assets	$173,462	$11,104	$184,566

     Segment information as of and for the year ended December 31, 2001 was as follows (in thousands):

			Consolidated
	Pharmaceutical	Telemedicine	Totals

Revenues from external customers	$2,981	$2,750	$5,731
Losses	(33,860)	(3,428)	(37,288)
Interest income	9,983	38	10,021
Interest expense	166	7	173
Depreciation and amortization	1,558	1,263	2,821
Equity loss in affiliate	257	—	257
Total investments in equity method investees	4,342	—	4,342
Expenditures for long-lived assets	317	370	687
Total assets	$200,630	$11,491	$212,121

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements — (Continued)

     Segment information as of and for the year ended December 31, 2000 was as follows (in thousands):

			Consolidated
	Pharmaceutical	Telemedicine	Totals

Revenues from external customers	$2,049	$—	$2,049
Losses	(65,761)	(9,848)	(75,609)
Interest income	10,692	1	10,693
Interest expense	120	—	120
Depreciation and amortization	913	1	914
Write-down of investments	4,790	—	4,790
Noncash licensing fees and write downs of acquired in process research and development	25,874	9,760	35,634
Total investments in equity method investees	4,349	—	4,349
Expenditures for long-lived assets	8,732	9,353	18,085
Total assets	$239,451	$11,194	$250,645

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

     In 2002, 2001 and 2000, approximately 93 percent, 87 percent and 100 percent of United Therapeutics’ revenues were earned from customers located in the United States. In 2002, approximately $6.8 million and $12.5 million in pharmaceutical segment revenues were derived from each of two distributors in the United States, respectively.

15.  Recent Accounting Pronouncements

     Business Combinations and Goodwill and Other Intangibles

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations, (SFAS No. 141) and SFAS No. 142, Goodwill and Other Intangible Assets, (SFAS No. 142). SFAS No. 141 specifies criteria that intangible assets acquired in a purchase business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 requires, among other things, that the assembled workforce be reclassified to goodwill and that goodwill (including assembled workforce) and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. United Therapeutics has no intangible assets with indefinite useful lives. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. United Therapeutics adopted the provisions of SFAS No. 141 effective July 1, 2001 and SFAS No. 142 effective January 1, 2002.

     SFAS No. 141 required, upon adoption of SFAS No. 142, United Therapeutics to evaluate existing intangible assets and goodwill that were acquired in a purchase business combination prior to June 30, 2001, and make any necessary reclassifications to conform to the new criteria in SFAS No. 141. As a result, United Therapeutics reclassified assembled workforce with a net carrying value of $421,000 to goodwill on January 1, 2002.

     Upon adoption of SFAS No. 142, United Therapeutics reassessed the useful lives and residual values of all intangible assets (excluding goodwill and assembled workforce) acquired in purchase business combinations. No adjustments to amortization periods were necessary.

     In connection with the transitional goodwill impairment evaluation, the adoption of SFAS No. 142 requires United Therapeutics to assess whether there is an indication that goodwill is impaired as of January 1, 2002. To accomplish this, United Therapeutics identified its reporting units as of January 1, 2002. The reporting units identified were the

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements — (Continued)

pharmaceutical and telemedicine segments. United Therapeutics has determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. Goodwill assigned to the pharmaceutical and telemedicine segments was $1.3 million and $6.2 million, respectively. United Therapeutics subsequently determined the fair value of each reporting unit using the present value of expected future cash flows and compared it to the reporting unit’s carrying amount. Each reporting unit’s fair value exceeded its carrying amount. Based on this analysis, United Therapeutics had no indication of a transitional impairment loss.

          In addition, United Therapeutics must perform an impairment test at least annually. Any impairment loss from the annual test will be recognized as part of operations.

          The following table compares the financial results for the years ended December 31, 2001 and 2000, on a basis consistent with SFAS No. 142 (in thousands, except per share data):

	Years Ended December 31,

	2001	2000

Reported net loss	$(37,288)	$(75,609)
Add back goodwill amortization	1,078	496

Adjusted net loss	$(36,210)	$(75,113)

Reported net loss per share	$(1.84)	$(3.93)
Add back goodwill amortization	0.05	0.03

Adjusted net loss per share	$(1.79)	$(3.90)

     Long-Lived Assets

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

     Disposal Activities

          In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). SFAS 146 addresses the financial accounting and reporting for costs associated with exit or disposal activities and is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 will be adopted effective January 1, 2003, and is not expected to have a significant impact on United Therapeutics’ financial statements.

     Stock Based Compensation

          In December 2002, the Financial Accounting Standards Board issued SFAS 148, Accounting for Stock-Based Compensation–Transition and Disclosure–an amendment of FASB Statement No. 123 (SFAS 148). SFAS 148 provides financial accounting guidance for changes in the accounting method for stock options issued to employees and disclosure requirement for stock-based employee compensation for financial statements issued after December 15, 2002. United Therapeutics adopted SFAS 148 as of December 15, 2002, which resulted in additional disclosures contained in Note 6.

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements — (Continued)

16.  Quarterly Financial Information (Unaudited)

          The following presents certain quarterly financial information for each of the years ended December 31, 2002 and 2001 (in thousands except per share amounts):

	Quarters Ending During 2002

	December 31,	September 30,	June 30,	March 31,
	2002	2002	2002	2002

Net sales	$12,021	$5,128	$11,564	$1,406
Gross profit	10,524	3,853	9,651	636
Net loss	(2,605)	(12,188)	(3,180)	(5,678)
Loss per share – basic and diluted	$(0.12)	$(0.58)	$(0.16)	$(0.28)

	Quarters Ending During 2001

	December 31,	September 30,	June 30,	March 31,
	2001	2001	2001	2001

Net sales	$1,619	$1,263	$1,271	$1,482
Gross profit	872	403	546	677
Net loss	(7,427)	(9,811)	(10,647)	(9,403)
Loss per share – basic and diluted	$(0.37)	$(0.48)	$(0.53)	$(0.46)

United Therapeutics Corporation
Schedule II — Valuation and Qualifying Accounts
Years Ended December 31, 2001, 2000, and 1999
(in thousands)

	Allowance for Doubtful Accounts Receivable

	Balance at	Additions
	Beginning of	charged to		Balance at
	Year	expenses	Deductions	End of Year

Year ended December 31, 2002	$198	$110	$(40)	$268
Year ended December 31, 2001	$98	$136	$(36)	$198
Year ended December 31, 2000	$—	$98	$—	$98

Reserve for Inventory Obsolescence

	Balance at	Additions
	Beginning of	charged to		Balance at
	Year	expenses	Deductions	End of Year

Year ended December 31, 2002	$—	$421	$—	$421
Year ended December 31, 2001	$—	$—	$—	$—
Year ended December 31, 2000	$—	$—	$—	$—

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by Item 10 regarding nominees and directors appearing under “Election of Directors” in United Therapeutics’ definitive proxy statement for its 2003 annual shareholders meeting (the “2003 Proxy Statement”) is hereby incorporated herein by this reference. Information regarding executive officers of United Therapeutics appears in Part I of this Form 10-K under the heading “Executive Officers”.

     Information appearing under “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2003 Proxy Statement is hereby incorporated herein by this reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Information concerning executive compensation required by Item 11 appears under “Management” in the 2003 Proxy Statement and is hereby incorporated herein by this reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information regarding beneficial ownership of United Therapeutics capital stock required by Item 12 appears under “Security Ownership of Certain Beneficial Owners and Management” in the 2003 Proxy Statement and is hereby incorporated herein by this reference.

Securities Authorized for Issuance Under Equity Compensation Plans

     The following table presents information as of December 31, 2002 regarding United Therapeutics’ securities authorized for issuance under equity compensation plans:

			Number of securities remaining
			available for future issuance
	Number of securities to	Weighted average	under equity compensation plans
	be issued upon exercise	exercise price of	(excluding securities reflected in
	of outstanding options	outstanding options	column (a))
Plan category	(a)	(b)	(c)

Equity compensation plan approved by security holders	2,805,628	$30.40	10,843,048

Equity compensation plans not approved by security holders	1,437,212	$17.30	none

Total	4,242,840	$25.96	10,843,048

     United Therapeutics has one equity compensation plan approved by security holders. In addition, United Therapeutics grants options to employees and consultants outside of the plan approved by security holders (non-plan options). Information regarding the security holder approved plan and the non-plan options is contained in note 6 in the Notes to the Consolidated Financial Statements in this Annual Report. United Therapeutics does not have any warrants or rights that are outstanding or available for issuance as defined in Regulation S-K 229.201(d). Securities issued pursuant to the non-plan awards were made under standard agreements generally consistent with the form of Exhibit 10.30 to this Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning related party transactions required by Item 13 appears under “Certain Relationships and Related Transactions” in the 2003 Proxy Statement and is hereby incorporated herein by this reference.

ITEM 14.  CONTROLS AND PROCEDURES

     Based on their evaluation, as of a date within 90 days of the filing date of this Form 10-K, United Therapeutics’ Chief Executive Officer and Chief Financial Officer have concluded that United Therapeutics’ disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these internal controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)     The following documents are filed as part of this report:

(i)	Consolidated Balance Sheets as of December 31, 2002 and 2001.

(ii)	Consolidated Statements of Operations for the three years ended December 31, 2002.

(iii)	Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2002.

(iv)	Consolidated Statements of Cash Flows for the three years ended December 31, 2002.

(v)	Notes to Consolidated Financial Statements.

Exhibits filed as a part of this Form 10-K:

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-76409).

3.2	Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-76409).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Registration Rights Agreement, dated as of October 30, 1998, by and among the Registrant, Merrill Lynch KECALP L.P. 1997, and Merrill Lynch KECALP International L.P. 1997, incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-76409).

4.3	Form of Common Stock Purchase Agreement, executed as of March 1998, by and between the Registrant and each of Community Investment Partners III L.P., LLLP, Mary Ellen and Raul Evelio Perez, Trustees of the Mary Ellen Perez revocable trust dated October 28, 1993, Edward D. Jones & Co., Oakwood Investors I, L.L.C. and James L. Nouss, Jr., incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on form S-1 (Registration No. 333-76409).

4.4	Warrant to purchase shares of United Therapeutics common stock, issued on November 2, 1998 to Cortech, Inc., incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on form S-1 (Registration No. 333-76409).

4.5	Stock Option Grant to purchase shares of United Therapeutics’ common stock, issued on September 16, 1998, to Toray Industries, Inc., incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on form S-1 (Registration No. 333-76409).

4.6	Registration Rights Agreement, dated as of October 7, 1999, by and among the Registrant and Robert M. Moriarty, Ph.D., Raju Penmasta, Ph.D., Liang Guo, Ph.D., George W. Davis, Esq. and David Moriarty, incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q for the period ended September 30, 1999.

4.7	Form of Purchase Agreement dated as of December 22, 1999, incorporated by reference to Exhibit 4.6 of the Registrant’s Registration Statement on form S-1 (Registration No. 333-93853).

4.8	Registration Rights Agreement, dated as of June 27, 2000 by and between the Registrant and Toray Industries, Inc., incorporated by reference to Exhibit 4.7 of the Registrant’s Registration Statement on Form S-3 (Registration No. 333-40598).

4.9	Stock Option Grant issued on June 27, 2000 to Toray Industries, Inc., incorporated by reference to Exhibit 4.8 of the Registrant’s Registration Statement on Form S-3 (Registration No. 333-40598).

4.10	Form of Stock Purchase Agreement dated July 13, 2000 incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed July 14, 2000.

4.11	Registration Rights Agreement, dated as of December 15, 2000 by and between the Registrant and Cooke Pharma, Inc., incorporated by reference to Exhibit 2.2 of the Registrant’s Form 8-K/A dated December 15, 2000.

4.12	Escrow Agreement, dated as of December 15, 2000 among Registrant, UP Subsidiary Corporation, Cooke Pharma, Inc., and Mahon, Patusky, Rothblatt & Fisher, Chartered, as escrow agent, incorporated by reference to Exhibit 2.3 of the Registrant’s Form 8-K/A dated December 15, 2000.

Exhibit No.	Description

4.13	Registration Rights Agreement, dated as of December 28, 2000 by and between the Registrant and Medicomp, Inc., incorporated by reference to Exhibit 2.2 of the Registrant’s Form 8-K/A dated December 28, 2000.

4.14	Escrow Agreement, dated as of December 28, 2000 among Registrant, UTSC Sub Acquisition, Inc., Medicomp, Inc., Mahon, Patusky, Rothblatt & Fisher, Chartered, as escrow agent, and Chicago Title, as successor escrow agent, incorporated by reference to Exhibit 2.3 of the Registrant’s Form 8-K/A dated December 28, 2000.

4.15	Rights Agreement, dated as of December 17, 2000 between Registrant and The Bank of New York, as Rights Agent, incorporated by reference to Exhibit 4 of Registrant’s Form 8-K dated December 17, 2000.

10.1**	Amended and Restated Equity Incentive Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-76409).

10.2	Form of Scientific Advisor Compensation Agreement, incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-76409).

10.3**	Executive Employment Agreement (as amended) dated as of April 2, 1999, between the Registrant and Martine A. Rothblatt, incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-76409).

10.4**	Amendment dated December 21, 2000 to the Employment Agreement between the Registrant and Martine A. Rothblatt, which appears as Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002, which exhibit is incorporated herein by reference.

10.5**	Employment Agreement dated June 16, 2001 between the Registrant and Paul A. Mahon, which appears as Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002, which exhibit is incorporated herein by reference.

10.6**	Employment Agreement dated December 29, 2000 between the Registrant and Ricardo A. Balda, which appears as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002, which exhibit is incorporated herein by reference.

10.7	First Flight Venture Lease Agreement dated July 1, 1997, between North Carolina Technological Development Authority, Inc. and the Registrant, incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-76409).

10.8*	Exclusive License Agreement dated as of December 3, 1996, between the Registrant and an affiliate of Pharmacia & Upjohn Company, incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-76409).

10.9*	Assignment Agreement dated as of January 31, 1997, between the Registrant and affiliates of Glaxo Wellcome Inc., incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-76409).

10.10*	Cooperation and Strategic Alliance Agreement dated as of September 3, 1997, between Registrant and MiniMed Inc., incorporated by reference to Exhibit 10.10 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-76409).

10.11*	Exclusive License Agreement dated as of September 24, 1998, between the Registrant and Toray Industries, Inc., incorporated by reference to Exhibit 10.11 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-76409).

10.12**	Employment Agreement dated January 3, 2000 between the Registrant and Fred T. Hadeed, which appears as Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002, which exhibit is incorporated herein by reference.

10.13**	Amendment dated August 16, 2001 to the Employment Agreement between the Registrant and Fred T. Hadeed, which appears as Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002, which exhibit is incorporated herein by reference.

10.14*	Exclusive License Agreement dated as of March 15, 1999, between the Registrant and Toray Industries, Inc., incorporated by reference to Exhibit 10.14 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-76409).

10.15**	Employment Agreement dated November 29, 2000 between the Registrant and Roger Jeffs, which appears as Exhibit 10.9 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002, which exhibit is incorporated herein by reference.

10.16	Agreement and Plan of Merger dated as of October 7, 1999, among the Registrant, SQ Acquisition, Inc., Robert M. Moriarty, Ph.D., Raju Penmasta, Ph.D., Liang Guo, Ph.D., George W. Davis, Esq., David Moriarty and SynQuest, Inc., incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 1999.

10.17	Lease dated as of March 1, 1999, between the Unither Telemedicine Services Corp. and Beacon Projects, Inc., incorporated by reference to Exhibit 10.17 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-76409).

Exhibit No.	Description

10.18	UAI Technology, Inc. Office Lease dated as of July 1, 1998, between the Registrant and UAI Technology, Inc., incorporated by reference to Exhibit 10.18 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-76409).

10.19	Form of Indemnification Agreement between the Registrant and each of its Directors, incorporated by reference to Exhibit 10.19 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-76409).

10.20	Guidelines to Govern the Strategic Activities, Co-Development and Related Activities of the Parties dated as of November 1, 1999, between the Registrant and MiniMed, Inc., incorporated by reference to Exhibit 10.20 of the Registrant’s Amended Registration Statement on Form S-1/A (Registration No. 333-93853).*

10.21	Short Form Commercial and Apartment House Real Estate Purchase Agreement, accepted as of August 4, 1999 between the Registrant and 1106 Spring Street Associates, incorporated by reference to Exhibit 10.21 of the Registrant’s Form 10-K for the year ended December 31, 2000.

10.22	Exclusive License Agreement dated as of June 23, 2000 between the Registrant and Toray Industries, Inc., incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-3 (Registration No. 333-40598).

10.23	Asset Purchase Agreement dated as of December 28, 2000 among the Registrant, UTSC Sub Acquisition, Inc., Medicomp, Inc., and Telemedical Procedures, LLC, incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K/A dated December 28, 2000.

10.24	Asset Purchase Agreement dated as of December 15, 2000 among the Registrant, UP Subsidiary Corporation, and Cooke Pharma, Inc., incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K/A dated December 15, 2000.

10.25	Amendment No. 1 to Exclusive License Agreement, effective as of December 3, 1996, made as of October 1, 2002 by and between Pharmacia & Upjohn Company and the Registrant, which appears as Exhibit 10.25 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002, which exhibit is incorporated herein by reference.

10.26	Technical Services Agreement dated August 27, 2002 between the Registrant and Kurzweil Technologies, Inc., which appears as Exhibit 10.26 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002, which exhibit is incorporated herein by reference.

10.27**	Promissory note dated May 8, 2002 between the Registrant and Roger Jeffs, which appears as Exhibit 10.10 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002, which exhibit is incorporated herein by reference.

10.28**	Security Agreement dated May 8, 2002 between the Registrant and Roger Jeffs, which appears as Exhibit 10.11 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002, which exhibit is incorporated herein by reference.

10.29***	Exclusive License Agreement dated April 17, 2002 between AltaRex Corp. and Unither Pharmaceuticals, a subsidiary of the Registrant, which appears as Exhibit 10.12 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002, which exhibit is incorporated herein by reference.

10.30	Standard Non-plan Option Award Agreement used by Registrant.

10.31	Amendment to Employment Agreement dated December 11, 2002 between the Registrant and Roger Jeffs

10.32	Amendment to Employment Agreement dated December 11, 2002 between the Registrant and Fred Hadeed

10.33	Amendment to Employment Agreement dated December 11, 2002 between the Registrant and Paul Mahon

21	Subsidiaries of the Registrant.

23.1	Consent of KPMG LLP.

*	Confidential treatment has been granted with respect to certain portions of this exhibit pursuant to Rule 406 of the Securities Act of 1933, as amended.

**	Designates management contracts and compensation plans.

***	Confidential treatment has been granted with respect to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

(b)  Reports on Form 8-K

     On September 4, 2002, the Registrant filed a Form 8-K dated September 4, 2002 reporting an Item 5 event and attaching a press release related thereto.

     On September 24, 2002, the Registrant filed a Form 8-K dated September 20, 2002 reporting Item 5 events and attaching a press release related thereto.

     On October 24, 2002, the Registrant filed a Form 8-K dated October 24, 2002 reporting an Item 5 event and attaching a press release related thereto.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

UNITED THERAPEUTICS CORPORATION
By:	/s/ MARTINE A. ROTHBLATT Martine A. Rothblatt, Ph.D. Chairman of the Board and Chief Executive Officer

     March 19, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ MARTINE A. ROTHBLATT Martine A. Rothblatt	Chairman of the Board and Chief Executive Officer	March 19, 2003

/s/ ROGER A. JEFFS Roger A. Jeffs	President and Chief Operating Officer	March 19, 2003

/s/ FRED T. HADEED Fred T. Hadeed	Chief Financial Officer	March 19, 2003

/s/ RICARDO BALDA Ricardo Balda	Chief Executive Officer, Medicomp, Inc. and Director	March 19, 2003

/s/ RAYMOND DWEK Raymond Dwek	Director	March 19, 2003

/s/ R. PAUL GRAY R. Paul Gray	Director	March 19, 2003

/s/ H. BEECHER HICKS, III H. Beecher Hicks, III	Director	March 19, 2003

/s/ RAYMOND KURZWEIL Raymond Kurzweil	Director	March 19, 2003

/s/ MICHAEL C. MILES Michael Miles	Director	March 19, 2003

/s/ CHRISTOPHER PATUSKY Christopher Patusky	Director	March 19, 2003

/s/ LOUIS W. SULLIVAN Louis W. Sullivan	Director	March 19, 2003

CERTIFICATION

I, Martine A. Rothblatt, certify that:

1.	I have reviewed this annual report on Form 10-K of United Therapeutics Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003

/s/ Martine A. Rothblatt By: Martine A. Rothblatt, Ph.D. Title: Chief Executive Officer

CERTIFICATION

I, Fred T. Hadeed, certify that:

1.	I have reviewed this annual report on Form 10-K of United Therapeutics Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003

/s/ Fred T. Hadeed By: Fred T. Hadeed Title: Chief Financial Officer