Form 10-Q
period 2003-03-31
UNITED THERAPEUTICS CORP
filed 2003-05-12
CIK 1082554

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________________________________ to ____________________________

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
If Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X       No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) . Yes    X       No

The number of shares outstanding of the issuer’s common stock, par value $.01 per share, as of May 12, 2003 was 21,102,704.

INDEX

		Page

Part I. FINANCIAL INFORMATION (UNAUDITED)

Item 1.	Financial Statements

	Consolidated Balance Sheets	1

	Consolidated Statements of Operations	2

	Consolidated Statements of Cash Flows	3

	Notes to Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial	9
	Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	16

Part II. OTHER INFORMATION

Item 2.	Changes in Securities	16

Item 6.	Exhibits and Reports on Form 8-K	16

SIGNATURES		17

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

UNITED THERAPEUTICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2003	2002

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$91,238	$122,655
Accounts receivable, net of allowance of $410 for 2003 and $268 for 2002	9,705	9,649
Interest receivable	235	10
Prepaid expenses	1,032	1,234
Inventories (note 5)	7,273	7,164
Other current assets	716	1,145

Total current assets	110,199	141,857

Marketable investments (note 4)	38,775	10,000
Certificate of deposit	—	641
Goodwill, net	7,465	7,465
Other intangible assets, net (note 6)	7,093	7,001
Property, plant and equipment, net (note 11)	10,384	9,120
Investments in affiliates (note 8)	5,892	6,388
Due from affiliate	433	433
Note receivable from employee and other assets	1,739	1,661

Total assets	$181,980	$184,566

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,795	$2,988
Accounts payable to affiliate	15	—
Accrued expenses	6,003	4,451
Due to affiliates	1,095	1,706
Current portion of notes and leases payable (note 11)	1,091	111
Other current liabilities	46	51

Total current liabilities	11,045	9,307

Notes and leases payable, excluding current portion	1,752	1,767
Due to affiliates	853	1,813
Other liabilities	19	21

Total liabilities	13,669	12,908

Stockholders’ equity:
Preferred stock, par value $.01, 10,000,000
shares authorized, no shares issued	—	—
Series A junior participating preferred stock, par value $ .01, 100,000 shares authorized, no shares issued	—	—
Common stock, par value $.01, 100,000,000 shares
authorized, 21,451,970 and 21,449,470 shares issued at March 31, 2003 and December 31, 2002, respectively, and 20,925,370 and 20,922,870 outstanding at March 31, 2003 and December 31, 2002, respectively	215	215
Additional paid-in capital	364,179	364,130
Accumulated other comprehensive loss (note 10)	(364)	8
Accumulated deficit	(188,845)	(185,821)
Treasury stock, at cost, 526,600 shares	(6,874)	(6,874)

Total stockholders’ equity	168,311	171,658

Total liabilities and stockholders’ equity	$181,980	$184,566

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

UNITED THERAPEUTICS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(UNAUDITED)

	Three Months Ended March 31,

	2003	2002

Revenues:
Net product sales	$9,760	$645
Service sales	979	761

Total revenue	10,739	1,406

Operating expenses:
Research and development	7,452	4,509
General and administrative	3,144	2,584
Sales and marketing	1,845	518
Cost of product sales	1,271	391
Cost of service sales	459	379

Total operating expenses	14,171	8,381

Loss from operations	(3,432)	(6,975)

Other income (expense):
Interest income	547	1,999
Interest expense	(31)	(34)
Equity loss in affiliate	(195)	(77)
Other, net	87	(53)
Loss on marketable investments	—	(538)

Total other income	408	1,297

Loss before income tax	(3,024)	(5,678)

Income tax	—	—

Net loss	$(3,024)	$(5,678)

Net loss per common share – basic and diluted	$(0.14)	$(0.28)

Weighted average number of common shares outstanding – basic and diluted	20,923,217	20,225,220

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

UNITED THERAPEUTICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(UNAUDITED)

	Three Months Ended March 31,

	2003	2002

Cash flows from operating activities:
Net loss	$(3,024)	$(5,678)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	549	495
Provision for bad debt	144	19
Provision for inventory obsolescence	93	—
Loss on disposals of equipment	2	—
Stock and options issued in exchange for services	36	81
Amortization of discount or premium on investments	(31)	529
Write down of marketable investments	—	538
Equity loss in affiliate	195	77
Changes in operating assets and liabilities:
Accounts receivable	(199)	(336)
Interest receivable	(226)	90
Inventories	(202)	22
Prepaid expenses	202	150
Other assets	774	(130)
Accounts payable	(193)	(2,921)
Accounts payable due to affiliate	15	(318)
Accrued expenses	1,551	(638)
Due to affiliates	(111)	—
Other liabilities	(5)	1

Net cash used in operating activities	(430)	(8,019)

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,061)	(473)
Investment in Northern Therapeutics, Inc.	(1,500)	(500)
Proceeds from disposals of property, plant and equipment	3	1
Acquisition of patent rights	(300)	—
Purchases of investments and certificate of deposit	(28,767)	(1,226)
Maturities of investments	641	6,590

Net cash (used in) provided by investing activities	(30,984)	4,392

Cash flows from financing activities:
Proceeds from the exercise of stock options	12	—
Principal payments on notes payable and capital lease obligations	(15)	(20)

Net cash used in financing activities	(3)	(20)

Net decrease in cash and cash equivalents	(31,417)	(3,647)

Cash and cash equivalents, beginning of period	122,655	24,373

Cash and cash equivalents, end of period	$91,238	$20,726

Supplemental schedule of cash flow information:
Cash paid for interest	$26	$35

Note payable issued for building and land	$974	$—

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

UNITED THERAPEUTICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003
(UNAUDITED)

1. ORGANIZATION AND BUSINESS DESCRIPTION

     United Therapeutics Corporation (United Therapeutics) is a biotechnology company focused on the development and commercialization of unique therapeutic products to treat patients with chronic and life-threatening cardiovascular, infectious and oncological diseases. United Therapeutics was incorporated on June 26, 1996 under the laws of the State of Delaware and has the following wholly owned subsidiaries: Lung Rx, Inc., Unither Pharmaceuticals, Inc. (UPI), Unither Telemedicine Services Corp. (UTSC), United Therapeutics Europe, Ltd., Unither Pharma, Inc., Medicomp, Inc. and Unither Nutriceuticals, Inc.

     United Therapeutics’ lead product is Remodulin®. On May 21, 2002, the United States Food and Drug Administration (FDA) approved Remodulin (treprostinil sodium) Injection for the treatment of pulmonary arterial hypertension in patients with NYHA class II-IV symptoms to diminish symptoms associated with exercise. United Therapeutics agreed with the FDA that it would perform a post-marketing phase IV clinical study to further assess the clinical benefits of Remodulin. The phase IV study commenced in late 2002 and must be completed within 24 months from the May 2002 approval. Continued FDA approval is conditioned on the completion and outcome of the phase IV study. On October 7, 2002, the Canadian Therapeutics Products Directorate approved Remodulin for long term subcutaneous treatment of pulmonary arterial hypertension in NYHA class III and IV patients who did not respond adequately to conventional therapy. On October 31, 2002, the Israeli Ministry of Health, Drug Registration Department, approved Remodulin for the treatment of primary pulmonary arterial hypertension and pulmonary arterial hypertension associated with connective tissue disorders. Remodulin marketing applications are under review in France, Australia and Switzerland with additional European filings to follow approval in France. United Therapeutics has generated pharmaceutical revenues from sales of Remodulin to United States based distributors and on a government-reimbursed basis in certain European countries, arginine product sales, chemical synthesis services and the resale of Remodulin delivery pumps and certain medical supplies used for its pharmaceutical products. In addition, United Therapeutics has generated non-pharmaceutical revenues from telemedicine products and services. United Therapeutics has funded its operations primarily from the proceeds of the sales of common stock.

2. BASIS OF PRESENTATION

     The consolidated financial statements included herein have been prepared, without audit, pursuant to Regulation S-X of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto contained in United Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission.

     In the opinion of United Therapeutics’ management, any adjustments contained in the accompanying unaudited consolidated financial statements are of a normal recurring nature, necessary to present fairly the financial position as of March 31, 2003 and results of operations and cash flows for the three-month periods ended March 31, 2003 and 2002. Interim results are not necessarily indicative of results for an entire year.

3. STOCKHOLDERS’ EQUITY

     Loss per Common Share

     Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the respective periods. Options and warrants that could potentially dilute earnings per share in the future were not included in the computation of diluted loss per share because to do so would have been antidilutive for the periods presented. As of March 31, 2003, these options and warrants totaled approximately 457,000 shares. Accordingly, diluted loss per common share is the same as basic loss per common share.

     Stock Option Plan

     United Therapeutics applies the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to account for its stock options. SFAS No. 123 allows companies to continue to apply the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and provide pro forma net income and pro forma earnings per share disclosures for employee stock options granted as if the fair-value-based method defined in SFAS No. 123 had been applied. United Therapeutics has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures of SFAS No. 123. United Therapeutics accounts for non-employee stock option awards in accordance with SFAS No. 123.

     As a result of applying APB Opinion No. 25, and related interpretations, no stock-based employee compensation cost is reflected in net loss, as all options granted to employees had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if United Therapeutics had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts).

	Three Months Ended March 31,

	2003	2002

Net loss, as reported	$(3,024)	$(5,678)

Less total stock-based employee compensation expense determined under fair value based method for all awards	(2,861)	(3,043)

Pro forma net loss	$(5,885)	$(8,721)

Basic and diluted net loss per common share:
As reported	$(0.14)	$(0.28)

Pro forma	$(0.28)	$(0.43)

4. MARKETABLE INVESTMENTS

     United Therapeutics’ marketable investments are considered held-to-maturity securities. Held-to-maturity securities are those securities which United Therapeutics has the ability and intent to hold until maturity and are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method. Declines in market values below amortized cost that are considered other-than-temporary are reported in the statement of operations as losses. Marketable investments at March 31, 2003 consist of federally sponsored debt securities. The fair market value of this portfolio at March 31, 2003 was approximately $39.0 million, based on quoted market prices.

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

     At March 31, 2003 and December 31, 2002, inventories consisted of the following (in thousands):

	March 31,	December 31,
	2003	2002

Remodulin:
Raw materials	$150	$216
Work in progress	3,554	2,924
Finished goods	1,102	1,161
Remodulin delivery pumps and medical supplies	2,034	2,208
Cardiac monitoring equipment components	339	369
HeartBar® product line	94	286

Total inventories	$7,273	$7,164

6. OTHER INTANGIBLE ASSETS

     Other intangible assets at March 31, 2003 and December 31, 2002, were comprised as follows (in thousands):

	March 31,	December 31,
	2003	2002

Noncompete agreement	$273	$273
Trademarks	2,802	2,802
Technology and patents	6,164	5,864

	9,239	8,939
Less — accumulated amortization	(2,146)	(1,938)

Other intangible assets, net	$7,093	$7,001

     As of January 1, 2003, the aggregate amortization expense for each of the five succeeding years is estimated as follows (in thousands):

Year ending
December 31,

2003	$833
2004	449
2005	449
2006	449
2007	402

7. SEGMENT INFORMATION

     United Therapeutics has two reportable business segments. The pharmaceutical segment includes all activities associated with the research, development, manufacture and commercialization of therapeutic products. The telemedicine segment includes all activities associated with the research, manufacture and delivery of patient monitoring services. The telemedicine segment is managed separately because diagnostic services require different technology and marketing strategies.

     Segment information as of and for the three months ended March 31, 2003 was as follows (in thousands):

			Consolidated
	Pharmaceutical	Telemedicine	Totals

Revenues from external customers	$9,639	$1,100	$10,739
Loss before income tax	2,297	727	3,024
Interest income	545	2	547
Interest expense	30	1	31
Depreciation and amortization	278	271	549
Equity loss in affiliate	195	—	195
Total investments in equity method investees	4,210	—	4,210
Expenditures for long-lived assets	1,023	38	1,061
Total assets	171,440	10,540	181,980

     Segment information as of and for the three months ended March 31, 2002 was as follows (in thousands):

			Consolidated
	Pharmaceutical	Telemedicine	Totals

Revenues from external customers	$551	$855	$1,406
Loss before income tax	4,906	772	5,678
Interest income	1,996	3	1,999
Interest expense	32	2	34
Depreciation and amortization	265	230	495
Write-down of investments	538	—	538
Equity loss in affiliate	77	—	77
Total investments in equity method investees	4,334	—	4,334
Expenditures for long-lived assets	439	34	473
Total assets	190,835	11,363	202,198

     The segment information shown above equals the consolidated totals when combined. These consolidated totals equal the amounts reported in the consolidated financial statements without further reconciliation for those categories which are reported in the consolidated financial statements. There are no inter-segment transactions.

8. INVESTMENTS IN AFFILIATES

     The investments in affiliates are comprised of United Therapeutics’ investments in Northern Therapeutics, Inc. and AltaRex Corp. AltaRex Corp. is being accounted for as an available-for-sale security. Available-for-sale securities are reported at their fair values in the balance sheet. Changes in their fair values are reported as other comprehensive income or loss unless the losses are determined to be other-than-temporary declines in value, in which case the declines are reported as losses in the consolidated statements of operations. For the quarter ended March 31, 2003, the investment in AltaRex was reduced by approximately $342,000 to reflect its fair value at March 31, 2003, based on quoted market prices. This reduction was reported as other comprehensive loss, as it is not considered to be an other-than-temporary decline in value.

9. SYNERGY AGREEMENTS

     In March 2000, Unither Pharmaceuticals, Inc. entered into a license agreement with Synergy Pharmaceuticals, Inc. (Synergy) to obtain from Synergy the exclusive worldwide rights to certain patents relating to glycobiology antiviral agents (the License Agreement). In March 2003, UPI and Synergy entered into an Assignment and Assumption Agreement and a Redemption and Termination Agreement (together referred to as the Agreements). Under the Agreements, UPI paid approximately $510,000 to Synergy and assumed responsibility for payment of up to $190,000 of certain expenses incurred by Synergy, with an additional $50,000 paid into escrow until August 31, 2003 for reimbursement to UPI of potential indemnification claims. These payments and liabilities totaling $750,000 were expensed in the three months ended March 31, 2003 as research and development expense because the licensed agents are in early development and have no alternative future uses. UPI also agreed to the redemption of all the stock it owned in Synergy and the cancellation of all warrants held by UPI to purchase Synergy stock. In return, Synergy assigned to UPI all of its intellectual property rights in the glycobiology agents and exclusively sublicensed to UPI all of the intellectual property rights that had been licensed to it by third parties, the prosecution and maintenance of which are now the responsibility of UPI. Synergy also consented to the termination of all milestone and royalty obligations that would have been due to Synergy under the License Agreement. Those milestones and royalties would have totaled approximately $22.0 million and 6% of net sales, respectively.

10. COMPREHENSIVE LOSS

     SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income (loss) and its components. SFAS No. 130 requires, among other things, that unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments be included in other comprehensive income (loss). The following statement presents comprehensive income (loss) for the three-month periods ended March 31, 2003 and 2002 (in thousands):

	March 31,

	2003	2002

Net loss	$(3,024)	$(5,678)
Other comprehensive loss:
Foreign currency translation adjustment	(22)	—
Unrealized loss on available-for-sale securities	(342)	—

Comprehensive loss	$(3,388)	$(5,678)

11. BUILDING AND NOTE PAYABLE

     In January 2003, United Therapeutics purchased a building and land adjacent to its Silver Spring, Maryland headquarters. United Therapeutics paid approximately $171,000 in cash and issued a non-interest bearing note payable for $1.0 million due to the seller in January 2004. The note payable was recorded at its present value using an imputed interest rate of approximately 2.6%, which represents the estimated borrowing rate for similar funding from commercial sources. The discount is being amortized using the effective interest method. The note payable is included in the current portion of notes and leases payable in the accompanying consolidated balance sheets.

12. CONCENTRATIONS OF CREDIT RISK

     Financial instruments which potentially subject United Therapeutics to credit risk consist primarily of cash, money markets, commercial paper, marketable investments and trade receivables. United Therapeutics maintains its cash and money markets with major financial institutions. At times, such amounts deposited with these institutions may exceed the F.D.I.C. insurance limits. Commercial paper and marketable investments have been issued by companies with high credit ratings or by federally sponsored agencies. At March 31, 2003, trade receivables are due primarily from two customers in the pharmaceutical segment.

     If these financial institutions, issuing companies, federal agencies or customers failed completely to perform according to the terms of the financial instruments, the maximum amount of loss resulting from these credit risks would be approximately equal to the amounts reported in the consolidated balance sheets for cash and cash equivalents, marketable investments and accounts receivable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the consolidated financial statements and related notes appearing in United Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2002. The following discussion contains forward-looking statements concerning, among other things, the expectation of continued losses, expectations concerning milestone and royalty payments in 2003, the use of net operating loss carryforwards and business tax credit carryforwards, the completion of in-process research and development products, the outcome and timing of new and continuing regulatory approvals, the expected levels and timing of Remodulin sales and the adequacy of United Therapeutics’ resources to fund operations through 2006 and the timing and level of spending to construct a laboratory production facility for use in the OvaRex program. These forward-looking statements reflect the plans and beliefs of management as of the date of this report. Actual results could differ materially from those anticipated in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and in the section “Risk Factors” in United Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2002 and the other cautionary statements, cautionary language and risk factors set forth in United Therapeutics’ other reports and documents filed with the Securities and Exchange Commission. United Therapeutics undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

     United Therapeutics is a biotechnology company focused on the development and commercialization of unique therapeutic products to treat chronic and life-threatening cardiovascular, infectious and oncological diseases. United Therapeutics commenced operations in June 1996 and, since its inception, has devoted substantially all of its resources to acquisitions and research and development programs. United Therapeutics’ lead product is Remodulin. On May 21, 2002, the United States Food and Drug Administration (FDA) approved Remodulin (treprostinil sodium) Injection for the treatment of pulmonary arterial hypertension in patients with NYHA class II-IV symptoms to diminish symptoms associated with exercise. United Therapeutics agreed with the FDA that it would perform a post-marketing phase IV clinical study to further assess the clinical benefits of Remodulin. The phase IV study commenced in late 2002 and must be completed within 24 months from the May 2002 approval. Continued FDA approval is conditioned on the completion and outcome of the phase IV study. On October 7, 2002, the Canadian Therapeutics Products Directorate approved Remodulin for long term subcutaneous treatment of pulmonary arterial hypertension in NYHA class III and IV patients who did not respond adequately to conventional therapy. On October 31, 2002, the Israeli Ministry of Health, Drug Registration Department, approved Remodulin for the treatment of primary pulmonary arterial hypertension and pulmonary arterial hypertension associated with connective tissue disorders. Remodulin marketing applications are under review in France, Australia and Switzerland with additional European filings to follow approval in France. United Therapeutics has generated pharmaceutical revenues from sales of Remodulin to United States based distributors and on a government-reimbursed basis in certain European countries, arginine product sales, chemical synthesis services and the resale of Remodulin delivery pumps and certain medical supplies used for its pharmaceutical products. In addition, United Therapeutics has generated non-pharmaceutical revenues from telemedicine products and services. United Therapeutics has funded its operations primarily from the proceeds of the sales of common stock.

     As of March 31, 2003, approximately 590 patients were receiving Remodulin therapy worldwide, of which approximately 460 were reimbursable patients. Virtually all of the non-reimbursable patients reside in countries where Remodulin is not yet approved. Non-reimbursable patients are those patients who do not yet pay for Remodulin. Remodulin is sold and marketed to reimbursable patients in the United States by Priority Healthcare Corporation and Accredo Therapeutics, Inc. and outside of the United States by six international distributors. United Therapeutics is the manufacturer of Remodulin and sells Remodulin in bulk shipments to its distributors. The timing and extent of United Therapeutics’ sales of Remodulin are impacted by the timing and extent of these bulk orders from distributors. Therefore, sales of Remodulin to distributors in any given quarter may not be indicative of patient demand in that quarter. Sales of Remodulin and Remodulin delivery pumps and supplies are recognized as revenue when delivered to the distributors.

     United Therapeutics has incurred net losses each year since inception and had an accumulated deficit of approximately $188.8 million at March 31, 2003. United Therapeutics expects to continue to incur net losses and cannot provide assurances that, in the future, it will become profitable.

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

     Remodulin was approved by the FDA in May 2002 for the treatment of pulmonary arterial hypertension in NYHA Class II-IV patients to diminish symptoms associated with exercise. Remodulin was also approved in Canada and Israel in October 2002 for similar uses. Regulatory applications and reviews of Remodulin for pulmonary arterial hypertension are ongoing in European and other countries. A condition of FDA approval is that a phase IV clinical study must be completed within two years of the May 2002 approval. Material net cash inflows from the sales of Remodulin for pulmonary arterial hypertension commenced in May 2002 after FDA approval was received.

     Remodulin is also being developed for the treatment of critical limb ischemia (the advanced stage of vascular disease affecting blood vessels in the legs). United Therapeutics has completed one phase II clinical study and additional pre-pivotal clinical studies are underway. United Therapeutics incurred expenses of approximately $1.7 million and $2.1 million during the three months ended March 31, 2003 and 2002, respectively, on Remodulin development. Approximately $112.8 million in expenses from inception to date has been incurred for Remodulin.

     United Therapeutics’ monoclonal antibody immunotherapies were in-licensed in April 2002 from AltaRex Corp. OvaRex® is the lead product and is currently being studied in two identical phase III clinical trials in advanced ovarian cancer patients. These studies commenced in January 2003 and are expected to require two years to become fully enrolled. United Therapeutics incurred expenses of approximately $1.7 million and none during the three months ended March 31, 2003 and 2002, respectively. Approximately $8.1 million in expenses from inception to date has been incurred for OvaRex.

     United Therapeutics’ infectious disease program includes drug candidates in the preclinical and clinical stages of testing. The drugs in this program are being developed for hepatitis C, hepatitis B and other infectious diseases. The first candidate for hepatitis C, UT-231B, completed acute and chronic phase I clinical dosing studies to assess safety in healthy volunteers in early 2003. Phase II clinical studies in patients infected by hepatitis C are in the planning stage. United Therapeutics incurred expenses of approximately $2.7 million and $1.3 million during the three months ended March 31, 2003 and 2002, respectively, for its infectious disease programs. Approximately $24.0 million in expenses from inception to date has been incurred for these programs.

     Due to the inherent uncertainties involved in the drug development, regulatory review and approval processes, the anticipated completion dates, the cost of completing the research and development and the period in which material net cash inflows from these projects are expected to commence are not known or estimable. There are many risks and uncertainties associated with completing the development of Remodulin, OvaRex and UT-231B. These include:

•	Products may fail in clinical studies;

•	Hospitals, physicians and patients may not be willing to participate in clinical studies;

•	The drugs may not be safe and effective or may not be perceived as safe and effective;

•	Other investigational therapies may be viewed as more effective;

•	Patients may experience severe side effects during treatment;

•	Patients may die during the clinical study because their disease is too advanced or because they experience medical problems that are not related to the drug being studied;

•	Patients may not enroll in the studies at the rate United Therapeutics expects;

•	The FDA and foreign regulatory authorities may delay or withhold approvals to commence clinical trials;

•	The FDA and foreign regulatory authorities may request that additional studies be performed;

•	Higher than anticipated costs may be incurred due to the high cost of contractors for its research and clinical trials;

•	Drug supplies may not be sufficient to treat the patients in the studies; and

•	The results of preclinical testing may cause delays in clinical trials.

     If these projects are not completed timely, regulatory approvals would be delayed and United Therapeutics’ operations, liquidity and financial position could suffer. Without regulatory approvals, United Therapeutics could not commercialize and sell these products and, therefore, potential revenues and profits from these products would be delayed or impossible to achieve.

Financial Position

     Cash, cash equivalents and marketable investments at March 31, 2003 were approximately $130.0 million as compared to approximately $132.7 million at December 31, 2002. The decrease of approximately $2.7 million is due primarily to a payment of $1.5 million for United Therapeutics’ investment in Northern Therapeutics, Inc. and also to funds used in operations during the three months ended March 31, 2003.

     Investments in affiliates at March 31, 2003 were approximately $5.9 million, as compared to approximately $6.4 million at December 31, 2002. The decrease was due primarily to a $342,000 reduction in the fair market value of United Therapeutics’ investment in AltaRex Corp., based on quoted market prices at March 31, 2003.

     At March 31, 2003, total liabilities were approximately $13.7 million, as compared to approximately $12.9 million at December 31, 2002 and consisted primarily of trade payables, accrued expenses and notes payable. The increase in total liabilities of approximately $800,000 was due primarily to an increase in notes payable resulting from the purchase of a building and land adjacent to United Therapeutics’ headquarters. This new note payable is due in the amount of $1.0 million in January 2004 and is non-interest bearing. At March 31, 2003, total stockholders’ equity was approximately $168.3 million, as compared to $171.7 million at December 31, 2002. The decrease in stockholders’ equity of approximately $3.4 million was due primarily to the net loss incurred during the three-month period ended March 31, 2003.

Results of Operations

     Three months ended March 31, 2003 and 2002

     Revenues for the three months ended March 31, 2003 were approximately $10.7 million, as compared to approximately $1.4 million for the three months ended March 31, 2002. The increase was due primarily to United Therapeutics’ sales during the three months ended March 31, 2003 of approximately $8.5 million of Remodulin and approximately $431,000 of pumps and supplies to distributors in connection with Remodulin, compared to sales for the three months ended March 31, 2002 of approximately $205,000 of Remodulin and approximately $252,000 of pumps and supplies. In addition, sales of other products and services increased in the aggregate by approximately $812,000 to approximately $1.8 million for the three months ended March 31, 2003.

     Research and development expenses consist primarily of costs to acquire pharmaceutical products and product rights for development and amounts paid to contract research organizations, hospitals and laboratories for the provision of services and materials for drug development and clinical trials. Research and development expenses were approximately $7.5 million for the three months ended March 31, 2003, as compared to approximately $4.5 million for the three months ended March 31, 2002. The increase of approximately $3.0 million was due primarily to increased expenses of approximately $1.7 million for the OvaRex program, which was licensed to United Therapeutics in April 2002 and increased expenses of approximately $1.4 million for United Therapeutics’ infectious disease program. Expenses totaling $750,000 related to an agreement signed with Synergy Pharmaceuticals (licensor of the infectious disease platform to United Therapeutics) was included in research and development expense during 2003. In partial consideration for this payment, Synergy released United Therapeutics from milestone and royalty obligations of approximately $22.0 million and 6% of net sales, respectively, that would have come due should a product be successfully developed.

     General and administrative expenses consist primarily of salaries, office expenses, professional fees, provision for doubtful accounts receivable, depreciation and amortization. General and administrative expenses were approximately $3.1 million for the three months ended March 31, 2003, as compared to approximately $2.6 million for the three months ended March 31, 2002. The increase was due primarily to increased expenses of approximately $188,000 for professional fees and approximately $318,000 for the provisions for bad debt and obsolete inventory.

     Sales and marketing expenses consist of the salaries, travel and other expenses necessary to market United Therapeutics’ products. Sales and marketing expenses for the three months ended March 31, 2003 were approximately $1.8 million, as compared to approximately $518,000 for the three months ended March 31, 2002. The increase was due primarily to increased selling and marketing efforts related to United Therapeutics’ products.

     Cost of sales consists of the cost to manufacture or acquire products that are sold to customers. Cost of product sales was approximately 13% of product sales for the three months ended March 31, 2003 as compared to approximately 61% for the three months ended March 31, 2002. The decrease in cost of product sales as a percentage of product sales was due primarily to the commercial launch of Remodulin in May 2002. For the three months ended March 31, 2002, product sales consisted largely of Remodulin pumps and supplies which were sold to Remodulin distributors at their acquisition cost. Cost of service sales was approximately 47% of service sales for three months ended March 31, 2003 which is consistent with the cost of service sales of approximately 50% for the three months ended March 31, 2002.

     Interest income for the three months ended March 31, 2003 was approximately $547,000, as compared to approximately $2.0 million for the three months ended March 31, 2002. This decrease was attributable primarily to a decrease in interest rates and the amount of cash available for investing. During the quarter ended March 31, 2002, a majority of United Therapeutics’ available cash was invested in corporate bonds. During the quarter ended March 31, 2003, a majority of United Therapeutics’ available cash was held in money markets and commercial paper, which are less volatile but generally provide lower yields.

     The loss on marketable investments for the three months ended March 31, 2002 of approximately $538,000 was due to an other-than-temporary decline in fair value of one of the investments. There were no such declines for the three months ended March 31, 2003.

     In-Process Research & Development

     During 2000, United Therapeutics acquired the assets and assumed certain liabilities of Cooke Pharma, Inc. in a purchase transaction which resulted in a write-off of in-process research and development (IPR&D) related to in-process projects that had not yet reached technological feasibility and had no alternative future uses. The projects under development at the valuation date involved HeartBar products and were expected to address the coronary and peripheral arterial disease markets as well as the market of persons that are at risk of developing some form of heart disease. It was anticipated that research and development related to these projects would be completed by 2002. However, United Therapeutics decided to initiate studies of arginine in pulmonary hypertension prior to coronary and peripheral arterial diseases. These studies in pulmonary hypertension commenced in 2002 and were expected to be completed in 2003, but were terminated in April 2003 due to lack of enrollment. Additionally, due to recent discussions with regulatory authorities, United Therapeutics has decided that HeartBar products will no longer be marketed as medical foods, which are regulated by the FDA, but instead as nutritional supplements. As a result, studies are no longer necessary to support HeartBar’s classification as a medical food. In addition, there are a growing number of medical and scientific individuals and organizations investigating the cardiovascular efficacy of l-arginine, the key active ingredient in HeartBar. Consequently, United Therapeutics’ studies in coronary and peripheral arterial diseases are no longer necessary and will not be performed by United Therapeutics.

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

     United Therapeutics’ working capital at March 31, 2003 was approximately $99.2 million, as compared with approximately $132.6 million at December 31, 2002. The decrease in working capital was due primarily to the purchase of approximately $28.8 million of debt securities issued by U.S. government sponsored agencies. Current liabilities at March 31, 2003 were approximately $11.0 million, as compared with approximately $9.3 million at December 31, 2002. United Therapeutics’ debt at March 31, 2003 was approximately $2.8 million as compared with $1.9 million at December 31, 2002 and consisted of equipment leases and three mortgage notes all secured by the buildings and property owned by United Therapeutics located at 1100 — 1110 Spring Street in Silver Spring, Maryland. Two of the mortgage notes totaling approximately $1.8 million are due in monthly installments over 30 years. The third mortgage note totaling approximately $1.0 million is due in January 2004.

     Net cash used in operating activities was approximately $430,000 and $8.0 million for the three-month periods ended March 31, 2003 and 2002, respectively. For the three-month periods ended March 31, 2003 and 2002, United Therapeutics invested approximately $1.1 million and $473,000, respectively, in cash for property, plant and equipment.

     United Therapeutics currently expects to spend approximately $15 million over the next three years to construct a laboratory production facility for use in the OvaRex program. United Therapeutics expects to make milestone payments totaling $200,000 pursuant to existing license agreements during 2003. United Therapeutics expects to make royalty payments on sales of Remodulin if annual net sales exceed $25.0 million, and on all HeartBar products during 2003. Royalties on sales of all products in 2003 will range up to 10% of sales of those products.

     United Therapeutics believes that sales of Remodulin to distributors for use by the current base of approximately 460 reimbursable patients (at March 31, 2003) in the US and Europe could provide an average annual revenue to United Therapeutics of approximately $41 million based on current pricing and dosing levels. Based on this current estimate, United Therapeutics believes it will continue to incur net losses. United Therapeutics expects that net cash generated from Remodulin sales at this current estimate together with existing capital resources (comprised primarily of cash, cash equivalents and marketable investments) will be adequate to fund its operations through 2006. Factors that could affect the accuracy of these expectations include the following:

•	Continued regulatory approval of Remodulin;

•	Additional regulatory approvals in other countries for Remodulin;

•	Retention and growth of reimbursable patients treated with Remodulin;

•	Impact of infusion site pain and reaction and other Remodulin side effects;

•	Changes in the current pricing and Remodulin dosing;

•	Reimbursement of Remodulin by public and private payers;

•	Impact of other approved and investigational competitive products;

•	Impact of medical and scientific opinion on all United Therapeutics’ products;

•	Size, scope and outcome of Remodulin post-marketing Phase IV clinical studies;

•	Size, scope and outcome of its development efforts for existing and additional products;

•	Cost, timing and outcomes of regulatory reviews;

•	Rate of technological advances;

•	Continued performance by current Remodulin distributors;

•	Development of manufacturing resources or the establishment, continuation or termination of third-party manufacturing arrangements;

•	Development of sales and marketing resources or the establishment, continuation or termination of third-party sales and marketing arrangements;

•	Establishment, continuation or termination of third-party clinical trial arrangements;

•	Defending and enforcing intellectual property rights;

•	Future milestone and royalty payments;

•	Risks associated with acquisitions, including the ability to integrate acquired businesses;

•	Actual expenses incurred in future periods;

•	Establishment of additional strategic acquisitions or licensing arrangements; and

•	Ability of United Therapeutics to maintain and grow its telemedicine service and arginine product sales.

     As of March 31, 2003, United Therapeutics had available approximately $107.2 million in net operating loss carryforwards and approximately $28.5 million in business tax credit carryforwards for federal income tax purposes that expire at various dates through 2022. The portions of these carryforward items that were generated prior to June 1999 are subject to certain limitations. United Therapeutics does not believe that the limitations will cause the net operating loss and general business credit carryforwards to expire unused.

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

     Remodulin Royalties

     United Therapeutics expects to make royalty payments on 2003 sales of Remodulin to the companies from which Remodulin was licensed. These royalties are due only on net sales exceeding $25.0 million each year. Estimated royalty payments have been accrued at March 31, 2003 based on management’s estimate of 2003 total net sales and actual net sales during the three months ended March 31, 2003.

     Intangible Assets

     United Therapeutics adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, during 2002, which eliminated the amortization of goodwill. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair-value based test. United Therapeutics continually evaluates whether events and circumstances have occurred that indicate that the remaining value of goodwill may not be recoverable. At March 31, 2003, management believes that goodwill was not impaired. This conclusion is based on management’s judgment, taking into consideration expectations regarding future profitability and the status of the reporting units which have reported goodwill. However, changes in strategy or adverse changes in market conditions could impact this judgment and require an impairment loss to be recognized for the amount that the carrying value of goodwill exceeds its fair value.

     Marketable Investments

     Currently, United Therapeutics invests portions of its cash in debt securities issued by federally sponsored agencies. Due to United Therapeutics’ intent and ability to hold these marketable debt investments until their maturities, these investments are reported at their amortized cost. At March 31, 2003, the amortized cost of these debt securities was approximately $38.8 million and their fair values were approximately $39.0 million.

     Stock Options

     United Therapeutics applies the principles of APB No. 25, Accounting for Stock Issued to Employees, in accounting for its stock options issued to its employees. Had United Therapeutics applied the fair value principles of SFAS No. 123, Accounting for Stock-Based Compensation, for its employee options, its net loss for the three months ended March 31, 2003 and 2002 would have been approximately $5.9 million and $8.7 million, respectively, as compared to approximately $3.0 million and $5.7 million, respectively.

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

     The investment in AltaRex Corp. is accounted for as an available-for-sale security since its stock is publicly traded. Available-for-sale securities are reported at their fair values in the balance sheet. Changes in their fair values are reported as other comprehensive income (loss). Declines in values that are considered other-than-temporary are reported as losses in the statement of operations. For the three months ended March 31, 2003, the investment in AltaRex was reduced by approximately $342,000 to reflect its fair value at March 31, 2003, based on quoted market prices. This reduction was reported as other comprehensive loss as it is not considered to be an other-than-temporary decline.

     Options Issued in Exchange for License

     In connection with the license from Toray Industries for the sustained release formulation of beraprost, United Therapeutics agreed to grant 500,000 options to Toray upon Toray’s transfer of clinical trial material for use in clinical trials in the U.S. These options will not be priced until the clinical trial material milestone has been met by Toray. Before Toray can produce the clinical trial material, it will need to complete formulation, preclinical testing and early clinical studies. Due to the uncertainties in drug development, it is not yet known if Toray will provide the appropriate clinical trial material. Therefore, in accordance with EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees, these options are measured at their lowest aggregate fair value at each interim reporting date, which amount has been zero. As a result, no expense related to these options has been recorded in the consolidated financial statements.

Recent Accounting Pronouncements

     Disposal Activities

     In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses the financial accounting and reporting for costs associated with exit or disposal activities and is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 was adopted effective January 1, 2003, and did not have an impact on United Therapeutics’ consolidated financial statements.

     Guarantees

     In November 2002, the FASB issued Interpretation No. 45 (FIN No. 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN No. 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees that are entered into or modified after December 31, 2002. The adoption of this interpretation did not have an impact on United Therapeutics’ consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     At March 31, 2003, a substantial portion of United Therapeutics’ assets were comprised of investment grade corporate commercial paper and debt securities issued by federally sponsored agencies. The market value of these investments fluctuate with changes in current market interest rates. In general, as rates increase, the market value of a debt instrument would be expected to decrease. The opposite is also true. To minimize such market risk, United Therapeutics holds such instruments to maturity at which time these instruments would be redeemed at their stated or face value. At March 31, 2003, United Therapeutics had approximately $20.0 million in commercial paper with a weighted average stated interest rate of approximately 1.18% maturing through May 2003. Additionally, at March 31, 2003, United Therapeutics had approximately $38.8 million in federally sponsored agency notes. All of these notes are callable annually, mature at various dates through 2009 and bear a weighted average interest rate of approximately 2.6%. Approximately $30.0 million of these securities are issued by the Federal Home Loan Mortgage Corporation and bear a stated interest rate of 3.0% which automatically increases by 50 basis points each year.

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

Part II. OTHER INFORMATION

Item 2. Changes in Securities

     During the three months ended March 31, 2003, United Therapeutics issued options to purchase an aggregate of 7,667 shares of common stock to consultants in exchange for services. The options’ exercise prices were set at the closing price of United Therapeutics’ common stock on the day preceding the grant of each of these options. United Therapeutics relied on Section 4(2) in their placement.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

     On January 24, 2003, the Registrant filed a Form 8-K dated January 23, 2003 reporting an Item 5 event and attaching a press release related thereto.

     On March 3, 2003, the Registrant filed a Form 8-K dated February 27, 2003 reporting an Item 5 event and attaching a press release related thereto.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED THERAPEUTICS CORPORATION

Date: May 12, 2003	/s/ Martine A. Rothblatt By: Martine A. Rothblatt Title: Chief Executive Officer

/s/ Fred T. Hadeed By: Fred T. Hadeed Title: Chief Financial Officer

CERTIFICATION

I, Martine A. Rothblatt, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of United Therapeutics Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003

/s/ Martine A. Rothblatt By: Martine A. Rothblatt, Ph.D. Title: Chief Executive Officer

CERTIFICATION

I, Fred T. Hadeed, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of United Therapeutics Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003

/s/ Fred T. Hadeed By: Fred T. Hadeed Title: Chief Financial Officer