Form 10-Q
period 2003-06-30
UNITED THERAPEUTICS CORP
filed 2003-08-11
CIK 1082554

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2003

OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____________ to ____________

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
If Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X]    No [  ]

The number of shares outstanding of the issuer’s common stock, par value $.01 per share, as of August 5, 2003 was 21,224,465.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNITED THERAPEUTICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	June 30,	December 31,
	2003	2002

Assets
Current assets:
Cash and cash equivalents	$91,067	$122,655
Accounts receivable, net of allowance of $198 for 2003 and $268 for 2002	10,111	9,649
Interest receivable	340	10
Prepaid expenses	1,596	1,234
Inventories (note 5)	7,510	7,164
Other current assets	578	1,145

Total current assets	111,202	141,857

Marketable investments (note 4)	38,792	10,000
Certificate of deposit	—	641
Goodwill, net	7,465	7,465
Other intangible assets, net (note 6)	6,878	7,001
Property, plant and equipment, net (note 11)	11,183	9,120
Investments in affiliates (note 8)	6,866	6,388
Due from affiliate	433	433
Note receivable from employee and other assets	1,849	1,661

Total assets	$184,668	$184,566

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,042	$2,988
Accounts payable to affiliate	14	—
Accrued expenses	7,221	4,451
Due to affiliates	1,036	1,706
Current portion of notes and leases payable (note 11)	1,095	111
Other current liabilities	58	51

Total current liabilities	12,466	9,307
Notes and leases payable, excluding current portion	1,739	1,767
Due to affiliates	889	1,813
Other liabilities	108	21

Total liabilities	15,202	12,908

Stockholders’ equity:
Preferred stock, par value $.01, 10,000,000 shares authorized, no shares issued	—	—
Series A junior participating preferred stock, par value $ .01, 100,000 shares authorized, no shares issued	—	—
Common stock, par value $.01, 100,000,000 shares authorized, 21,692,902 and 21,449,470 shares issued at June 30, 2003 and December 31, 2002, respectively, and 21,166,302 and 20,922,870 outstanding at June 30, 2003 and December 31, 2002, respectively	217	215
Additional paid-in capital	366,569	364,130
Accumulated other comprehensive income (note 10)	783	8
Accumulated deficit	(191,229)	(185,821)
Treasury stock, at cost, 526,600 shares	(6,874)	(6,874)

Total stockholders’ equity	169,466	171,658

Total liabilities and stockholders’ equity	$184,668	$184,566

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

UNITED THERAPEUTICS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Revenues:
Net product sales	$13,071	$10,597	$22,831	$11,241
Service sales	906	967	1,885	1,729

Total revenues	13,977	11,564	24,716	12,970

Operating expenses:
Research and development	8,791	7,275	16,243	11,783
Selling, general and administrative	5,994	3,755	10,983	6,858
Cost of product sales	1,623	1,500	2,894	1,891
Cost of service sales	397	413	856	792

Total operating expenses	16,805	12,943	30,976	21,324

Loss from operations	(2,828)	(1,379)	(6,260)	(8,354)

Other income (expense)
Interest income	660	1,859	1,207	3,859
Interest expense	(32)	(30)	(63)	(65)
Equity loss in affiliate	(212)	(67)	(407)	(144)
Other, net	28	(2)	115	(55)
Loss on marketable investments	—	(3,561)	—	(4,100)

Total other income (expense)	444	(1,801)	852	(505)

Loss before income tax	(2,384)	(3,180)	(5,408)	(8,859)

Income tax	—	—	—	—

Net loss	$(2,384)	$(3,180)	$(5,408)	$(8,859)

Net loss per common share – basic and diluted	$(0.11)	$(0.16)	$(0.26)	$(0.43)

Weighted average number of common shares outstanding – basic and diluted	21,081,970	20,521,215	21,004,103	20,374,035

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

UNITED THERAPEUTICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended June 30,

	2003	2002

Cash flows from operating activities:
Net loss	$(5,408)	$(8,859)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,128	1,007
Provision for bad debt	(69)	—
Provision for inventory obsolescence	156	300
Loss on disposals of equipment	4	—
Stock and options issued in exchange for services	89	153
Amortization of discount or premium on investments	(12)	1,071
Write down of marketable investments	—	4,100
Equity loss in affiliate	407	144
Changes in operating assets and liabilities:
Accounts receivable	(393)	(9,090)
Interest receivable	(330)	168
Inventories	(331)	(1,175)
Prepaid expenses	(362)	(870)
Other assets	683	(1,526)
Accounts payable	55	(592)
Accounts payable due to affiliate	14	—
Accrued expenses	2,770	(614)
Due to affiliates	(171)	—
Other liabilities	7	(48)

Net cash used in operating activities	(1,763)	(15,831)

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,223)	(637)
Investment in Northern Therapeutics, Inc.	(1,500)	—
Investment in AltaRex	—	(2,846)
Proceeds from disposals of property, plant and equipment	3	1
Acquisition of patent rights	(300)	—
Purchases of investments and certificate of deposit	(34,767)	(1,218)
Maturities of investments	6,641	11,727

Net cash provided by (used in) investing activities	(32,146)	7,027

Cash flows from financing activities:
Proceeds from the exercise of stock options	2,351	10
Principal payments on notes payable and capital lease obligations	(30)	(33)

Net cash provided by (used in) financing activities	2,321	(23)

Net decrease in cash and cash equivalents	(31,588)	(8,827)

Cash and cash equivalents, beginning of period	122,655	24,373

Cash and cash equivalents, end of period	$91,067	$15,546

Supplemental schedule of cash flow information:
Cash paid for interest	$51	$69

Noncash investing and financing activities – note payable issued for building and land	$974	$—

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

UNITED THERAPEUTICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003
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

          United Therapeutics’ lead product is Remodulin®. On May 21, 2002, the United States Food and Drug Administration (FDA) approved Remodulin (treprostinil sodium) Injection for the treatment of pulmonary arterial hypertension in patients with NYHA class II-IV symptoms to diminish symptoms associated with exercise. United Therapeutics agreed with the FDA that it would perform a post-marketing phase IV clinical study to further assess the clinical benefits of Remodulin. The phase IV study commenced in late 2002 and must be completed within 24 months from the May 2002 approval. Continued FDA approval is conditioned on the completion and outcome of the phase IV study. The phase IV study is currently being enrolled. International applications are pending and there can be no assurance that these applications will be approved. United Therapeutics has generated pharmaceutical revenues from sales of Remodulin to United States based distributors and on a government-reimbursed basis in certain European countries, arginine product sales, chemical synthesis services and the resale of Remodulin delivery pumps and certain medical supplies used for its pharmaceutical products. In addition, United Therapeutics has generated non-pharmaceutical revenues from telemedicine products and services. United Therapeutics has funded its operations primarily from the proceeds of sales of its common stock.

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

          Certain reclassifications have been made in the consolidated financial statements for the three and six month periods ended June 30, 2002 to conform to the 2003 presentation.

          In the opinion of United Therapeutics’ management, the accompanying unaudited consolidated financial statements contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2003 and results of operations and cash flows for the three and six month periods ended June 30, 2003 and 2002. Interim results are not necessarily indicative of results for an entire year.

3.	STOCKHOLDERS’ EQUITY

          Loss per Common Share

          Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the respective periods. Options and warrants that could potentially dilute loss per share in the future were not included in the computation of diluted loss per share because to do so would have been antidilutive for the periods presented. As of June 30, 2003, these options and warrants covered approximately 876,000 shares of common stock. Accordingly, diluted loss per common share is the same as basic loss per common share.

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

          As a result of applying APB Opinion No. 25 and related interpretations, no stock-based employee compensation cost is reflected in net loss, as all stock options granted to employees had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if United Therapeutics had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net loss, as reported	$(2,384)	$(3,180)	$(5,408)	$(8,859)
Less total stock-based employee compensation expense determined under fair value based method for all awards	(3,119)	(4,486)	(6,238)	(8,972)

Pro forma net loss	$(5,503)	$(7,666)	$(11,646)	$(17,831)

Basic and diluted net loss per common share:
As reported	$(0.11)	$(0.16)	$(0.26)	$(0.43)

Pro forma	$(0.26)	$(0.37)	$(0.55)	$(0.88)

4.	MARKETABLE INVESTMENTS

          United Therapeutics’ marketable investments are considered held-to-maturity securities. Held-to-maturity securities are those securities which United Therapeutics has the ability and intent to hold until maturity and are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method. Declines in market values below amortized cost that are considered other-than-temporary are reported in the statement of operations as losses. Marketable investments at June 30, 2003 consist of federally sponsored debt securities. The fair market value of this portfolio at June 30, 2003 was approximately $38.9 million, based on quoted market prices.

          For the six months ended June 30, 2002, a loss on marketable investments totaling approximately $4.1 million was reported. This loss was comprised of a $538,000 write-down related to an other-than-temporary decline in value of one marketable investment in March 2002 and a $3.6 million write-down necessary to adjust the carrying value of United Therapeutics’ marketable investments to their fair values based on quoted market prices at June 30, 2002. For the six months ended June 30, 2003, there were no losses on marketable investments.

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

          At June 30, 2003 and December 31, 2002, inventories consisted of the following (in thousands):

	June 30,	December 31,
	2003	2002

Remodulin:
Raw materials	$268	$216
Work in progress	4,127	2,924
Finished goods	908	1,161
Remodulin delivery pumps and medical supplies	1,795	2,208
Cardiac monitoring equipment components	305	369
HeartBar product line	107	286

Total inventories	$7,510	$7,164

6.	OTHER INTANGIBLE ASSETS

          Other intangible assets at June 30, 2003 and December 31, 2002, were comprised as follows (in thousands):

	June 30,	December 31,
	2003	2002

Noncompete agreement	$273	$273
Trademarks	2,802	2,802
Technology and patents	6,164	5,864

	9,239	8,939
Less — accumulated amortization	(2,361)	(1,938)

Other intangible assets, net	$6,878	$7,001

          As of January 1, 2003, the aggregate amortization expense for each of the five succeeding years is estimated as follows (in thousands):

Year ending
December 31,

2003	$833
2004	449
2005	449
2006	449
2007	402

7.	SEGMENT INFORMATION

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

Segment information as of and for the three months ended June 30, 2003 and 2002 was as follows (in thousands):

	Three Months Ended June 30,

	2003			2002

			Consolidated			Consolidated
	Pharmaceutical	Telemedicine	Totals	Pharmaceutical	Telemedicine	Totals

Revenues from external customers	$12,947	$1,030	$13,977	$10,528	$1,036	$11,564
Loss before income tax	1,534	850	2,384	2,281	899	3,180
Interest income	658	2	660	1,860	(1)	1,859
Interest expense	31	1	32	28	2	30
Depreciation and amortization	303	276	579	270	241	511
Loss on marketable investments	—	—	—	3,561	—	3,561
Equity loss in affiliate	212	—	212	67	—	67
Total investment in equity method investees	4,033	—	4,033	4,326	—	4,326
Expenditures for long-lived assets	1,153	9	1,162	122	42	164
Goodwill, net	1,287	6,178	7,465	1,287	6,178	7,465
Total assets	174,353	10,315	184,668	189,270	11,334	200,604

Segment information as of and for the six months ended June 30, 2003 and 2002 was as follows (in thousands):

	Six Months Ended June 30,

	2003			2002

			Consolidated			Consolidated
	Pharmaceutical	Telemedicine	Totals	Pharmaceutical	Telemedicine	Totals

Revenues from external customers	$22,586	$2,130	$24,716	$11,079	$1,891	$12,970
Loss before income tax	3,831	1,577	5,408	7,189	1,670	8,859
Interest income	1,203	4	1,207	3,856	3	3,859
Interest expense	61	2	63	61	4	65
Depreciation and amortization	581	547	1,128	536	471	1,007
Loss on marketable investments	—	—	—	4,100	—	4,100
Equity loss in affiliate	407	—	407	144	—	144
Total investment in equity method investees	4,033	—	4,033	4,326	—	4,326
Expenditures for long-lived assets	2,176	47	2,223	561	76	637
Goodwill, net	1,287	6,178	7,465	1,287	6,178	7,465
Total assets	174,353	10,315	184,668	189,270	11,334	200,604

     The segment information shown above equals the consolidated totals when combined. These consolidated totals equal the amounts reported in the consolidated financial statements without further reconciliation for categories that are reported in the consolidated financial statements. There are no inter-segment transactions.

8.	INVESTMENTS IN AFFILIATES

          The investments in affiliates are comprised of United Therapeutics’ investments in Northern Therapeutics, Inc. and AltaRex Corp. The investment in AltaRex is being accounted for as an available-for-sale security. Available-for-sale securities are reported at their fair values in the balance sheet. Changes in their fair values are reported as other comprehensive income or loss, unless the losses are determined to be other-than-temporary declines in value, in which case the declines are reported as losses in the consolidated statements of operations. For the quarter ended June 30, 2003, the investment in AltaRex was increased by approximately $1.2 million to reflect its fair value at June 30, 2003, based on quoted market prices. This increase was reported as other comprehensive income.

9.	SYNERGY AGREEMENTS

          In March 2000, Unither Pharmaceuticals, Inc. entered into a license agreement with Synergy Pharmaceuticals, Inc. (Synergy) to obtain from Synergy the exclusive worldwide rights to certain patents relating to glycobiology antiviral agents (the License Agreement). In March 2003, UPI and Synergy entered into an Assignment and Assumption Agreement and a Redemption and Termination Agreement (together referred to as the Agreements). Under the Agreements, UPI paid approximately $510,000 to Synergy and assumed responsibility for payment of up to $190,000 of certain expenses incurred by Synergy, with an additional $50,000 paid into escrow until August 31, 2003 for reimbursement to UPI of potential indemnification claims. These payments and liabilities totaling $750,000 were expensed in the three months ended March 31, 2003 as research and development expense because the licensed agents are in early development and have no alternative future uses. UPI also agreed to the redemption of all the stock it owned in Synergy and the cancellation of all warrants held by UPI to purchase Synergy stock. In return, Synergy assigned to UPI all of its intellectual property rights in the glycobiology antiviral agents and exclusively sublicensed to UPI all of the intellectual property rights that had been licensed to it by third parties, the prosecution and maintenance of which are now the responsibility of UPI. Synergy also released United Therapeutics from milestone and royalty obligations of approximately $22.0 million and 6% of net sales, respectively, that would have become due should a product be successfully developed.

10.	COMPREHENSIVE INCOME (LOSS)

          SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income (loss) and its components. SFAS No. 130 requires, among other things, that unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments be included in other comprehensive income (loss). The following statement presents comprehensive income (loss) for the three and six months ended June 30, 2003 and 2002 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net loss	$(2,384)	$(3,180)	$(5,408)	$(8,859)
Other comprehensive income (loss):
Foreign currency translation adjustment	(3)	—	(33)	—
Unrealized gain on available-for-sale securities	1,151	—	808	—

Comprehensive loss	$(1,236)	$(3,180)	$(4,633)	$(8,859)

11.	BUILDING AND NOTE PAYABLE

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

          Financial instruments, which potentially subject United Therapeutics to credit risk, consist primarily of cash, money market funds, commercial paper, marketable investments, and trade receivables. United Therapeutics maintains its cash and money market funds with major financial institutions. Such amounts deposited with these institutions exceed the Federal Deposit Insurance Corporation insurance limits. Commercial paper and marketable investments have been issued by companies with high credit ratings or by federally sponsored agencies. At June 30, 2003, trade receivables are due primarily from two customers in the pharmaceutical segment.

          If these financial institutions, issuing companies, federal agencies or customers failed completely to perform according to the terms of the financial instruments, the maximum amount of loss resulting from these credit risks would be approximately equal to the amounts reported in the consolidated balance sheets for cash and cash equivalents, marketable investments, accounts receivable and interest receivable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion should be read in conjunction with the consolidated financial statements and related notes appearing in United Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2002. The following discussion contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 concerning, among other things, the expectation of continued losses, expectations concerning milestone and royalty payments in 2003, the use of net operating loss carryforwards and business tax credit carryforwards, the completion of in-process research and development products, the outcome and timing of new and continuing regulatory approvals, the expected levels and timing of Remodulin sales, the adequacy of United Therapeutics’ resources to fund operations through 2006, the timing and level of spending to construct a laboratory production facility for use in the OvaRex program, and statements preceded by, followed by or that include the words “believes”, “expects”, “anticipates”, “intends”, “estimates”, “may” or similar expressions. These statements are based on the beliefs and expectations of United Therapeutics as to future outcomes and are subject to risks and uncertainties such that United Therapeutics’ results could differ materially from anticipated results. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in the section “Risk Factors” in United Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2002 and the other cautionary statements, cautionary language and risk factors set forth in United Therapeutics’ other reports and documents filed with the Securities and Exchange Commission. United Therapeutics undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

          United Therapeutics is a biotechnology company focused on the development and commercialization of unique therapeutic products to treat chronic and life-threatening cardiovascular, infectious and oncological diseases. United Therapeutics commenced operations in June 1996 and, since its inception, has devoted substantially all of its resources to acquisitions and research and development programs. United Therapeutics’ lead product is Remodulin. On May 21, 2002, the United States Food and Drug Administration (FDA) approved Remodulin (treprostinil sodium) Injection for the treatment of pulmonary arterial hypertension in patients with NYHA class II-IV symptoms to diminish symptoms associated with exercise. United Therapeutics agreed with the FDA that it would perform a post-marketing phase IV clinical study to further assess the clinical benefits of Remodulin. The phase IV study commenced in late 2002 and must be completed within 24 months from the May 2002 approval. Continued FDA approval is conditioned on the completion and outcome of the phase IV study. The phase IV study is currently being enrolled. International applications are pending and there can be no assurance that these applications will be approved. United Therapeutics has generated pharmaceutical revenues from sales of Remodulin to United States based distributors and on a government-reimbursed basis in certain European countries, arginine product sales, chemical synthesis services and the resale of Remodulin delivery pumps and certain medical supplies used for its pharmaceutical products. In addition, United Therapeutics has generated non-pharmaceutical revenues from telemedicine products and services. United Therapeutics has funded its operations primarily from the proceeds of the sales of common stock.

          As of June 30, 2003, approximately 635 patients were receiving Remodulin therapy worldwide, of which approximately 505 were reimbursable patients. Virtually all of the non-reimbursable patients reside in countries where Remodulin is not yet approved. Non-reimbursable patients are those patients who do not yet pay for Remodulin. Remodulin is sold and marketed to reimbursable patients in the United States by Accredo Therapeutics, Inc., Priority Healthcare Corporation, and Caremark Inc. and outside of the United States by other international distributors. In May 2003, United Therapeutics entered into a non-exclusive distribution agreement with Caremark Inc. to add Caremark as the third distributor of Remodulin in the United States. United Therapeutics is the manufacturer of Remodulin and sells Remodulin in bulk shipments to its distributors. The timing and extent of United Therapeutics’ sales of Remodulin are impacted by the timing and extent of these bulk orders from distributors. Therefore, sales of Remodulin to distributors in any given quarter may not be indicative of patient demand in that quarter. Sales of Remodulin and Remodulin delivery pumps and supplies are recognized as revenue when delivered to the distributors.

          United Therapeutics has incurred net losses each year since inception and had an accumulated deficit of approximately $191.2 million at June 30, 2003. United Therapeutics expects to continue to incur net losses and cannot provide assurances that, in the future, it will become profitable.

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

          Remodulin was approved by the FDA in May 2002 for the treatment of pulmonary arterial hypertension in NYHA Class II-IV patients to diminish symptoms associated with exercise. A condition of FDA approval is that a phase IV clinical study must be completed within two years of the May 2002 approval. The phase IV study is currently being enrolled. Remodulin was also approved in Canada and Israel in October 2002 for similar uses. Regulatory applications and reviews of Remodulin for pulmonary arterial hypertension are ongoing in other countries. Material net cash inflows from the sales of Remodulin for pulmonary arterial hypertension commenced in May 2002 after FDA approval was received.

          Remodulin is also being developed for the treatment of critical limb ischemia (the advanced stage of vascular disease affecting blood vessels in the legs). United Therapeutics has completed one phase II clinical study and additional pre-pivotal clinical studies are underway. United Therapeutics is also developing Remodulin as an intravenous therapy for pulmonary arterial hypertension. In June 2003, United Therapeutics filed an investigational new drug application and initiated planning for animal toxicology and human bioequivalence studies to support intravenous use of Remodulin. United Therapeutics incurred expenses of approximately $2.6 million and $1.6 million in the three-month periods ended June 30, 2003 and 2002, respectively, and approximately $4.4 million and $3.7 million in the six-month periods ended June 30, 2003 and 2002, respectively, on Remodulin development. Approximately $115.5 million in expenses from inception to June 30, 2003 has been incurred for Remodulin.

          United Therapeutics’ monoclonal antibody immunotherapies were licensed to United Therapeutics in April 2002 from AltaRex Corp. OvaRex® is the lead product and is currently being studied in two identical phase III clinical trials in advanced ovarian cancer patients. These studies commenced in January 2003 and are expected to require at least two years to become fully enrolled. United Therapeutics incurred expenses of approximately $2.2 million and $2.7 million in the three-month periods ended June 30, 2003 and 2002, respectively, and approximately $3.9 million and $2.7 million in the six-month periods ended June 30, 2003 and 2002, respectively. Approximately $10.3 million in expenses from inception to June 30, 2003 has been incurred for OvaRex.

          United Therapeutics’ infectious disease program includes drug candidates in the preclinical and clinical stages of testing. The drugs in this program are being developed for hepatitis C, hepatitis B and other infectious diseases. The first candidate for hepatitis C, UT-231B, completed acute and chronic phase I clinical dosing studies to assess safety in healthy volunteers in early 2003. Phase II clinical studies in patients infected by hepatitis C were initiated in July 2003 and are expected to take at least six months to become fully enrolled. United Therapeutics incurred expenses of approximately $2.7 million and $1.4 million in the three-month periods ended June 30, 2003 and 2002, respectively, and approximately $5.4 million and $2.7 million in the six-month periods ended June 30, 2003 and 2002, respectively, for its infectious disease programs. Approximately $26.7 million in expenses from inception to June 30, 2003 has been incurred for these programs.

          Due to the inherent uncertainties involved in the drug development, regulatory review and approval processes, the anticipated completion dates, the cost of completing the research and development and the period in which material net cash inflows from these projects are expected to commence are not known or estimable. There are many risks and uncertainties associated with completing the development of Remodulin, OvaRex and UT-231B, including:

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

Financial Position

          Cash, cash equivalents and marketable investments at June 30, 2003 were approximately $129.9 million as compared to approximately $132.7 million at December 31, 2002. The decrease of approximately $2.8 million is due primarily to purchases of building improvements and equipment and funds used in operations during the six months ended June 30, 2003, offset by proceeds received from the exercise of stock options.

          Investments in affiliates at June 30, 2003 were approximately $6.9 million, as compared to approximately $6.4 million at December 31, 2002. The increase of approximately $500,000 was due primarily to an $808,000 increase in the fair market value of United Therapeutics’ investment in AltaRex Corp., less reductions for United Therapeutics’ share of equity investee losses totaling approximately $407,000 for the six months ended June 30, 2003.

          At June 30, 2003, total liabilities were approximately $15.2 million, as compared to approximately $12.9 million at December 31, 2002 and consisted primarily of trade payables, accrued expenses and notes payable. The increase in total liabilities of approximately $2.3 million was due primarily to an increase in notes payable resulting from the purchase of a building and land adjacent to United Therapeutics’ headquarters. This new note payable totaling $1.0 million is due in January 2004 and is non-interest bearing. At June 30, 2003, total stockholders’ equity was approximately $169.5 million, as compared to $171.7 million at December 31, 2002. The decrease in stockholders’ equity of approximately $2.2 million was due primarily to the net loss incurred during the six months ended June 30, 2003 offset by proceeds received from the exercise of stock options.

Results of Operations

          Three months ended June 30, 2003 and 2002

          Revenues for the three months ended June 30, 2003 were approximately $14.0 million, as compared to approximately $11.6 million for the three months ended June 30, 2002. The increase was due primarily to United Therapeutics’ sales during the three months ended June 30, 2003 of approximately $11.7 million of Remodulin and approximately $613,000 of pumps and supplies to distributors in connection with Remodulin, compared to sales for the three months ended June 30, 2002 of approximately $8.7 million of Remodulin and approximately $1.7 million of pumps and supplies. In addition, sales of other products and services increased in the aggregate by approximately $473,000 to approximately $1.6 million for the three months ended June 30, 2003.

          Research and development expenses consist primarily of salaries and related expenses, costs to acquire pharmaceutical products and product rights for development and amounts paid to contract research organizations, hospitals and laboratories for the provision of services and materials for drug development and clinical trials. Research and development expenses were approximately $8.8 million for the three months ended June 30, 2003, as compared to approximately $7.3 million for the three months ended June 30, 2002. The increase of approximately $1.5 million was due primarily to increased expenses of approximately $1.3 million for the infectious disease program and approximately $1.0 million in Remodulin related programs, offset by reduced expenses in other research and development programs.

          Selling, general and administrative expenses consist primarily of salaries, travel, office expenses, professional fees, provision for doubtful accounts receivable, depreciation and amortization. Selling, general and administrative expenses were approximately $6.0 million for the three months ended June 30, 2003, as compared to approximately $3.8 million for the three months ended June 30, 2002. The increase of approximately $2.2 million was due primarily to increased expenses of approximately $1.0 million for salary, travel and related expenses due to expanded selling and marketing efforts and approximately $582,000 in professional fees related to regulatory and intellectual property matters.

          Cost of product sales consists of the costs to manufacture or acquire products that are sold to customers. Cost of service sales consists of the salaries and related overhead necessary to provide services to customers. Cost of product sales was approximately 12% of product sales for the three months ended June 30, 2003, which is consistent with cost of product sales of approximately 14% for the three months ended June 30, 2002. Cost of service sales was approximately 44% of service sales for three months ended June 30, 2003, which is consistent with the cost of service sales of approximately 43% for the three months ended June 30, 2002.

          Interest income for the three months ended June 30, 2003 was approximately $660,000, as compared to approximately $1.9 million for the three months ended June 30, 2002. This decrease was attributable primarily to decreases in interest rates and the amount of cash available for investing. During the quarter ended June 30, 2002, a majority of United Therapeutics’ available cash was invested in corporate bonds. During the quarter ended June 30, 2003, a majority of United Therapeutics’ available cash was held in money market funds, which are less volatile but generally provide lower yields than corporate bonds.

          There was no loss on marketable investments for the three months ended June 30, 2003 compared to a loss of approximately $3.6 million for the three months ended June 30, 2002. The loss in 2002 was necessary to adjust the carrying value of marketable investments to their realizable value at June 30, 2002. Those investments were subsequently sold in July 2002.

          Six months ended June 30, 2003 and 2002

          Revenues for the six months ended June 30, 2003 were approximately $24.7 million, as compared to approximately $13.0 million for the six months ended June 30, 2002. The increase was due primarily to United Therapeutics’ sales during the six months ended June 30, 2003 of approximately $20.3 million of Remodulin and approximately $1.0 million of pumps and supplies to distributors in connection with Remodulin, compared to sales for the six months ended June 30, 2002 of approximately $8.9 million of Remodulin and approximately $2.0 million of pumps and supplies. In addition, sales of other products and services increased in the aggregate by approximately $1.3 million to approximately $3.4 million for the six months ended June 30, 2003.

          Research and development expenses were approximately $16.2 million for the six months ended June 30, 2003, as compared to approximately $11.8 million for the six months ended June 30, 2002. The increase of approximately $4.4 million was due primarily to increased expenses of approximately $1.2 million for the OvaRex program, increased expenses of approximately $2.7 million for United Therapeutics’ infectious disease program and increased expenses of approximately $700,000 for Remodulin related programs, offset by reduced expenses in other research and development programs. Included in the increased expenses for United Therapeutics’ infectious disease program is an expense totaling $750,000 related to an agreement signed with Synergy Pharmaceuticals (licensor of the infectious disease platform to United Therapeutics) in March 2003. Under this agreement and in partial consideration for this payment, Synergy assigned to United Therapeutics all of its intellectual property rights in certain patents relating to glycobiology antiviral agents and released United Therapeutics from milestone and royalty obligations of approximately $22.0 million and 6% of net sales, respectively, that would have come due should a product be successfully developed.

          Selling, general and administrative expenses were approximately $11.0 million for the six months ended June 30, 2003, as compared to approximately $6.9 million for the six months ended June 30, 2002. The increase of approximately $4.1 million was due primarily to increased expenses of approximately $2.1 million for salary, travel and related expenses due to expanded selling and marketing efforts and approximately $860,000 in professional fees related to regulatory and intellectual property matters.

          Cost of product sales was approximately 13% of product sales for the six months ended June 30, 2003, as compared to approximately 17% for the six months ended June 30, 2002. The decrease in cost of product sales as a percentage of product sales was due primarily to the commercial launch of Remodulin in May 2002 which has a lower cost of sales than other products. Cost of service sales was approximately 45% of service sales for the six months ended June 30, 2003, which is consistent with the cost of service sales of approximately 46% for the six months ended June 30, 2002.

          Interest income for the six months ended June 30, 2003 was approximately $1.2 million, as compared to approximately $3.9 million for the six months ended June 30, 2002. This decrease was attributable primarily to decreases in interest rates and the amount of cash available for investing. During the six months ended June 30, 2002, a majority of United Therapeutics’ available cash was invested in corporate bonds. During the six months ended June 30, 2003, a majority of United Therapeutics’ available cash was held in money market funds, which are less volatile but generally provide lower yields than corporate bonds.

          There was no loss on marketable investments for the six months ended June 30, 2003 compared to a loss of approximately $4.1 million for the six months ended June 30, 2002. The loss in 2002 was necessary to adjust the carrying value of marketable investments to their realizable value at June 30, 2002. Those investments were subsequently sold in July 2002.

          In-Process Research & Development

          During 2000, United Therapeutics acquired the assets and assumed certain liabilities of Cooke Pharma, Inc. in a purchase transaction which resulted in a write-off of in-process research and development (IPR&D) related to in-process projects that had not yet reached technological feasibility and had no alternative future uses. The projects under development at the valuation date involved HeartBar products and were expected to address the coronary and peripheral arterial disease markets as well as the market of persons that are at risk of developing some form of heart disease. It was anticipated that research and development related to these projects would be completed by 2002. However, United Therapeutics decided to initiate studies of arginine in pulmonary hypertension prior to coronary and peripheral arterial diseases. These studies in pulmonary hypertension commenced in 2002 and were expected to be completed in 2003, but were terminated in April 2003 due to lack of enrollment. Additionally, due to recent discussions with regulatory authorities, United Therapeutics decided that HeartBar products will no longer be marketed as medical foods, which are regulated by the FDA, but instead as nutritional supplements. As a result, studies are no longer necessary to support HeartBar’s classification as a medical food. In addition, there are a growing number of medical and scientific individuals and organizations investigating the cardiovascular efficacy of L-arginine, the key active ingredient in HeartBar. Consequently, United Therapeutics’ studies in coronary and peripheral arterial diseases are no longer necessary and will not be performed by United Therapeutics.

          Also during 2000, United Therapeutics acquired the assets of Medicomp, Inc. in a purchase transaction that resulted in a write-off of IPR&D related to in-process projects that had not yet reached technological feasibility and had no alternative future uses. At the acquisition date, Medicomp was conducting design, development, engineering and testing activities associated with the completion of a number of new technological innovations for next-generation products. It was anticipated that completion of these projects would occur in 2001, but completion is now expected to occur in phases during 2003 and 2004. This delay is not expected to have a material impact on United Therapeutics.

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

          United Therapeutics’ working capital at June 30, 2003 was approximately $98.7 million, as compared with approximately $132.6 million at December 31, 2002. The decrease in working capital was due primarily to the purchase of approximately $28.8 million of non-current debt securities issued by U.S. government sponsored agencies. Current liabilities at June 30, 2003 were approximately $12.5 million, as compared with approximately $9.3 million at December 31, 2002. United Therapeutics’ debt at June 30, 2003 was approximately $2.8 million as compared with $1.9 million at December 31, 2002 and consisted of equipment leases and three mortgage notes all secured by the buildings and property owned by United Therapeutics located at 1100 - 1110 Spring Street in Silver Spring, Maryland. Two of the mortgage notes totaling approximately $1.7 million are due in monthly installments over 30 years. The third mortgage note totaling approximately $1.0 million is due in January 2004.

          Net cash used in operating activities was approximately $1.8 million and $15.8 million for the six-month periods ended June 30, 2003 and 2002, respectively. For the six-month periods ended June 30, 2003 and 2002, United Therapeutics invested approximately $2.2 million and $637,000, respectively, in cash for property, plant and equipment.

          United Therapeutics currently expects to spend an estimate of approximately $15.0 million over the next three years to construct a laboratory production facility for use in the OvaRex program. United Therapeutics expects to make milestone payments totaling $200,000 pursuant to existing license agreements during 2003. United Therapeutics expects to make royalty payments on sales of Remodulin if annual net sales exceed $25.0 million and on all HeartBar products during 2003. Royalties on sales of all products in 2003 will range up to 10% of sales of those products.

          United Therapeutics believes that sales of Remodulin to distributors for use by the current base of approximately 505 reimbursable patients (at June 30, 2003) in the US and Europe could provide an average annual revenue to United Therapeutics of approximately $46.0 million based on current pricing and dosing levels. Based on this current estimate, United Therapeutics believes it will continue to incur net losses. United Therapeutics expects that net cash generated from Remodulin sales at this current estimate together with existing capital resources (comprised primarily of cash, cash equivalents and marketable investments) will be adequate to fund its operations through 2006. Factors that could affect the accuracy of these expectations include the following:

•	Continued regulatory approval of Remodulin;
•	Additional regulatory approvals in other countries for Remodulin;
•	Retention and growth of reimbursable patients treated with Remodulin;
•	Impact of infusion site pain and infusion site reaction and other Remodulin side effects;
•	Changes in the current Remodulin pricing and dosing;
•	Reimbursement of Remodulin by public and private payers;
•	Impact of other approved and investigational competitive products;
•	Impact of medical and scientific opinion on all United Therapeutics’ products;
•	Size, scope and outcome of Remodulin post-marketing Phase IV clinical studies;
•	Size, scope and outcome of its development efforts for existing and additional products;
•	Cost, timing and outcomes of regulatory reviews;
•	Rate of technological advances;
•	Continued performance by current Remodulin distributors;
•	Development of manufacturing resources or the establishment, continuation or termination of third-party manufacturing arrangements;
•	Development of sales and marketing resources or the establishment, continuation or termination of third-party sales and marketing arrangements;
•	Establishment, continuation or termination of third-party clinical trial arrangements;
•	Defending and enforcing intellectual property rights;
•	Future milestone and royalty payments;
•	Risks associated with acquisitions, including the ability to integrate acquired businesses;
•	Actual expenses incurred in future periods;
•	Establishment of additional strategic acquisitions or licensing arrangements; and
•	Ability of United Therapeutics to maintain and grow its telemedicine service and arginine product sales.

          As of June 30, 2003, United Therapeutics had available approximately $111.2 million in net operating loss carryforwards and approximately $29.2 million in business tax credit carryforwards for federal income tax purposes that expire at various dates through 2022. The portions of these carryforward items that were generated prior to June 1999 are subject to certain limitations. United Therapeutics does not believe that the limitations will cause the net operating loss and general business credit carryforwards to expire unused.

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

          Remodulin Royalties

          United Therapeutics expects to make royalty payments on 2003 sales of Remodulin to the companies from which Remodulin was licensed. These royalties are due only on net sales exceeding $25.0 million each year. Estimated royalty payments have been accrued at June 30, 2003 based on management’s estimate of 2003 total net sales and actual net sales during the six months ended June 30, 2003.

          Intangible Assets

          United Therapeutics adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, during 2002, which eliminated the amortization of goodwill. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair-value based test. United Therapeutics continually evaluates whether events and circumstances have occurred that indicate that the remaining value of goodwill may not be recoverable. At June 30, 2003, management believes that goodwill was not impaired. This conclusion is based on management’s judgment, taking into consideration expectations regarding future profitability and the status of the reporting units which have reported goodwill. However, changes in strategy or adverse changes in market conditions could impact this judgment and require an impairment loss to be recognized for the amount that the carrying value of goodwill exceeds its fair value.

          Marketable Investments

          Currently, United Therapeutics invests portions of its cash in debt securities issued by federally sponsored agencies. Due to United Therapeutics’ intent and ability to hold these marketable debt investments until their maturities, these investments are reported at their amortized cost. At June 30, 2003, the amortized cost of these debt securities was approximately $38.8 million and their fair values were approximately $38.9 million.

          Stock Options

          United Therapeutics applies the principles of APB No. 25, Accounting for Stock Issued to Employees, in accounting for its stock options issued to its employees. Had United Therapeutics applied the fair value principles of SFAS No. 123, Accounting for Stock-Based Compensation, for its employee options, its net loss for the three-month periods ended June 30, 2003 and 2002 would have been approximately $5.5 million and $7.7 million, respectively, and its net loss for the six-month periods ended June 30, 2003 and 2002 would have been approximately $11.6 million and $17.8 million, respectively.

          Investments in Affiliates

          The equity method of accounting is used to account for most of United Therapeutics’ investments in affiliates. The equity method of accounting generally requires United Therapeutics to report its share of the affiliates’ net losses or profits in its financial statements, but does not require that assets, liabilities, revenues and expenses of the affiliates be consolidated with United Therapeutics’ consolidated financial statements. The equity method of accounting is being applied generally due to the lack of control over these affiliates and the levels of ownership held by United Therapeutics.

          Other investments in affiliates are accounted for on the cost method generally due to the lack of significant influence over these affiliates and a less than 20% ownership by United Therapeutics. The cost method of accounting does not require that United Therapeutics report its share of the affiliates’ net losses or profits in its financial statements, nor are affiliates’ assets, liabilities, revenues and expenses consolidated with United Therapeutics’ consolidated financial statements.

          The investment in AltaRex Corp. is accounted for as an available-for-sale security since its stock is publicly traded. Available-for-sale securities are reported at their fair values in the balance sheet. Changes in their fair values are reported as other comprehensive income or loss. Declines in values that are considered other-than-temporary are reported as losses in the statement of operations. For the six months ended June 30, 2003, the investment in AltaRex was increased by approximately $808,000 to reflect its fair value at June 30, 2003, based on quoted market prices. This increase was reported as other comprehensive income.

          Options Issued in Exchange for License

          In June 2000, in connection with the license from Toray Industries for the sustained release formulation of beraprost (an oral prostacyclin analog), United Therapeutics agreed to grant 500,000 options to Toray upon Toray’s transfer of clinical trial material for use in clinical trials in the U.S. These options will not be priced until the clinical trial material milestone has been met by Toray. Before Toray can produce the clinical trial material, it will need to complete formulation, preclinical testing and early clinical studies. Due to the uncertainties in drug development, it is not yet known if Toray will provide the appropriate clinical trial material. Therefore, in accordance with EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees, these options are measured at their lowest aggregate fair value at each interim reporting date, which amount has been zero. As a result, no expense related to these options has been recorded in the consolidated financial statements.

Recent Accounting Pronouncements

          Variable Interest Entities

          In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN No. 46), Consolidation of Variable Interest Entities. FIN No. 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. For any arrangements entered into prior to January 31, 2003, the provisions of FIN 46 are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 is not expected to have an impact on United Therapeutics’ consolidated financial statements.

          Derivative Instruments and Hedging Activities

          In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies certain provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities for contracts entered into after June 30, 2003. SFAS No. 149 is not expected to have an impact on United Therapeutics’ consolidated financial statements.

          Financial Instruments

          In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 was adopted effective June 15, 2003, and did not have an impact on United Therapeutics’ consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

          At June 30, 2003, a substantial portion of United Therapeutics’ assets were comprised of debt securities issued by federally sponsored agencies. The market values of these investments fluctuate with changes in current market interest rates. In general, as rates increase, the market value of a debt instrument would be expected to decrease, and as rates decrease, the market value would be expected to increase. To minimize such market risk, United Therapeutics holds such instruments to maturity at which time these instruments would be redeemed at their stated or face value. At June 30, 2003, United Therapeutics had approximately $38.8 million in federally sponsored agency notes. All of these notes are callable annually, mature at various dates through 2009 and bear a weighted average interest rate of approximately 3.07%. Approximately $30.0 million of these securities are issued by the Federal Home Loan Mortgage Corporation and bear a stated interest rate of 3.0% which automatically increases by 50 basis points each year.

Item 4. Controls and Procedures

          Based on their evaluation, as of June 30, 2003, United Therapeutics’ Chief Executive Officer and Chief Financial Officer have concluded that United Therapeutics’ disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these internal controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

          On July 29, 2003, the Federal Trade Commission (FTC) issued a final consent order based upon a settlement agreement with United Therapeutics and Unither Pharma, Inc. relating to certain advertising and promotional claims made about the HeartBar product line. The order prohibits the making of claims concerning the beneficial cardiovascular effects of L-arginine supplementation therapy without supporting competent and reliable scientific evidence. It also prohibits the making of any unsubstantiated claims about the health benefits, performance, or efficacy of any food, medical food, or dietary supplement used in or marketed for the treatment, cure, or prevention of cardiovascular disease. The settlement also contains certain notice and enforcement obligations. Violation of the terms of the settlement may result in fines, penalties and other restrictions that could adversely affect the assets and operations of United Therapeutics. United Therapeutics does not believe that the settlement agreement will have a material adverse effect on United Therapeutics.

Item 6. Exhibits and Reports on Form 8-K

          (a)            Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b)  Reports on Form 8-K

          On May 6, 2003, the Registrant filed a Form 8-K dated May 6, 2003 reporting an Item 9 event and attaching a press release related thereto.

          On May 13, 2003, the Registrant filed a Form 8-K dated May 13, 2003 reporting an Item 5 event and attaching a press release related thereto.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED THERAPEUTICS CORPORATION

Date:	August 11, 2003	/s/ Martine A. Rothblatt

By: Martine A. Rothblatt
Title: Chief Executive Officer

/s/ Fred T. Hadeed

By: Fred T. Hadeed
Title: Chief Financial Officer