Form 10-Q
period 2003-09-30
UNITED THERAPEUTICS CORP
filed 2003-11-07
CIK 1082554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended	September 30, 2003

OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ___________ to _______ ____________________

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
If Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X    No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X    No

As of November 7, 2003, the number of shares outstanding of the registrant’s common stock, par value $.01 per share, was 21,292,191.

INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

UNITED THERAPEUTICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2003	2002

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$86,443	$122,655
Accounts receivable, net of allowance of $225 for 2003 and $268 for 2002	8,798	9,649
Interest receivable	388	10
Prepaid expenses	1,562	1,234
Inventories, net	7,676	7,164
Due from affiliate	101	—
Other current assets	359	1,145

Total current assets	105,327	141,857

Marketable investments	48,755	10,000
Certificate of deposit	—	641
Goodwill, net	7,465	7,465
Other intangible assets, net	6,663	7,001
Property, plant and equipment, net	11,375	9,120
Investments in affiliates	6,553	6,388
Due from affiliate	433	433
Note receivable from employee and other assets	1,515	1,661

Total assets	$188,086	$184,566

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,413	$2,988
Accrued expenses	9,452	4,451
Due to affiliates	1,049	1,706
Current portion of notes and leases payable	2,478	111
Other current liabilities	59	51

Total current liabilities	17,451	9,307

Notes and leases payable, excluding current portion	31	1,767
Due to affiliates	920	1,813
Other liabilities	134	21

Total liabilities	18,536	12,908

Stockholders’ equity:
Preferred stock, par value $.01, 10,000,000 shares authorized, no shares issued	—	—
Series A junior participating preferred stock, par value $ .01, 100,000 shares authorized, no shares issued	—	—
Common stock, par value $.01, 100,000,000 shares authorized, 21,816,419 and 21,449,470 shares issued at September 30, 2003 and December 31, 2002, respectively, and 21,289,819 and 20,922,870 outstanding at September 30, 2003 and December 31, 2002, respectively	218	215
Additional paid-in capital	368,119	364,130
Accumulated other comprehensive income	657	8
Accumulated deficit	(192,570)	(185,821)
Treasury stock, at cost, 526,600 shares	(6,874)	(6,874)

Total stockholders’ equity	169,550	171,658

Total liabilities and stockholders’ equity	$188,086	$184,566

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

UNITED THERAPEUTICS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Revenues:
Net product sales	$14,163	$4,358	$36,994	$15,599
Service sales	872	770	2,757	2,499

Total revenues	15,035	5,128	39,751	18,098

Operating expenses:
Research and development	9,401	6,640	25,644	18,423
Selling, general and administrative	5,624	3,750	16,607	10,607
Cost of product sales	1,233	833	4,127	2,724
Cost of service sales	520	442	1,376	1,234

Total operating expenses	16,778	11,665	47,754	32,988

Loss from operations	(1,743)	(6,537)	(8,003)	(14,890)

Other income (expense):
Interest income	637	537	1,844	4,396
Interest expense	(31)	(25)	(94)	(90)
Equity loss in affiliate	(221)	(7)	(628)	(151)
Other, net	17	65	132	10
Write-down of investment in affiliate	—	(2,893)	—	(2,893)
Loss on marketable investments	—	(3,328)	—	(7,428)

Total other income (expense)	402	(5,651)	1,254	(6,156)

Loss before income tax	(1,341)	(12,188)	(6,749)	(21,046)

Income tax	—	—	—	—

Net loss	$(1,341)	$(12,188)	$(6,749)	$(21,046)

Net loss per common share – basic and diluted	$(0.06)	$(0.58)	$(0.32)	$(1.02)

Weighted average number of common shares outstanding – basic and diluted	21,231,165	20,899,094	21,079,912	20,550,978

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

UNITED THERAPEUTICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,

	2003	2002

Cash flows from operating activities:
Net loss	$(6,749)	$(21,046)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,710	1,532
Provision for bad debt	230	(46)
Provision for inventory obsolescence	350	495
Loss on disposals of equipment	110	—
Stock and options issued in exchange for services	123	228
Amortization of discount or premium on investments	(25)	1,113
Loss on marketable investments	—	7,428
Equity loss in affiliate	628	151
Write-down of investment in affiliate	—	2,893
Changes in operating assets and liabilities:
Accounts receivable	621	(10,177)
Interest receivable	(379)	2,658
Inventories	(787)	(2,195)
Prepaid expenses	(328)	(776)
Note receivable and other assets	830	(1,855)
Accounts payable	1,425	(2,427)
Accrued expenses	5,000	333
Due to/from affiliates	(158)	(809)
Other liabilities	7	(28)

Net cash provided by (used in) operating activities	2,608	(22,528)

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,793)	(2,644)
Investment in Northern Therapeutics, Inc.	(1,500)	—
Investment in AltaRex Corp.	—	(4,913)
Proceeds from disposals of property, plant and equipment	336	1
Acquisition of patent rights	(300)	—
Purchases of investments and certificate of deposit	(44,711)	(1,218)
Sales and maturities of investments	6,641	140,576

Net cash provided by (used in) investing activities	(42,327)	131,802

Cash flows from financing activities:
Proceeds from the exercise of stock options	3,867	206
Principal payments on notes payable and capital lease obligations	(360)	(46)

Net cash provided by (used in) financing activities	3,507	160

Net increase (decrease) in cash and cash equivalents	(36,212)	109,434

Cash and cash equivalents, beginning of period	122,655	24,373

Cash and cash equivalents, end of period	$86,443	$133,807

Supplemental schedule of cash flow information:
Cash paid for interest	$76	$101

Noncash investing and financing activities – note payable issued for building and land	$974	$—

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

UNITED THERAPEUTICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003
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

     United Therapeutics’ lead product is Remodulin®. On May 21, 2002, the United States Food and Drug Administration (FDA) approved Remodulin (treprostinil sodium) Injection for the treatment of pulmonary arterial hypertension in patients with NYHA class II-IV symptoms to diminish symptoms associated with exercise. United Therapeutics agreed with the FDA that it would perform a post-marketing phase IV clinical study to further assess the clinical benefits of Remodulin. The phase IV study commenced in late 2002 and the final study report must be submitted to the FDA by December 2005. Continued FDA approval is conditioned on the completion and outcome of the phase IV study. International applications are pending. In September 2003, United Therapeutics was notified by the General Commission of the French Regulatory Commission that it would not recommend approval of Remodulin in France. United Therapeutics is committed to obtaining European approval and is pursuing a range of options to accomplish this objective. United Therapeutics has generated pharmaceutical revenues from sales of Remodulin and arginine products in the United States and Europe. In addition, United Therapeutics has generated non-pharmaceutical revenues from telemedicine products and services in the United States.

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

     Certain reclassifications have been made in the consolidated financial statements for the three and nine-month periods ended September 30, 2002 to conform to the 2003 presentation.

     In the opinion of United Therapeutics’ management, the accompanying unaudited consolidated financial statements contain all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2003, results of operations and cash flows for the three and nine-month periods ended September 30, 2003 and 2002. Interim results are not necessarily indicative of results for an entire year.

3. STOCKHOLDERS’ EQUITY

     Loss per Common Share

     Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the respective periods. Options and warrants that could potentially dilute loss per share in the future were not included in the computation of diluted loss per share because to do so would have been anti-dilutive for the periods presented. As of September 30, 2003, these options and warrants covered approximately 907,996 shares of common stock. Accordingly, diluted loss per common share is the same as basic loss per common share.

     Employee Stock Options

     United Therapeutics applies the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to account for its stock options. SFAS No. 123 allows companies to continue to apply the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and provide pro forma net income and pro forma earnings per share disclosures for employee stock options granted as if the fair-value-based method defined in SFAS No. 123 had been applied. United Therapeutics has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures of SFAS No. 123. United Therapeutics accounts for non-employee stock option awards in accordance with SFAS No. 123 and EITF 96-18.

     As a result of applying APB Opinion No. 25 and related interpretations, no stock-based employee compensation expense is reflected in net loss, as all stock options granted to employees had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. In accordance with SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, the effect on net loss and net loss per share if United Therapeutics had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net loss, as reported	$(1,341)	$(12,188)	$(6,749)	$(21,046)

Less total stock-based employee compensation expense determined under fair value based method for all awards	(3,165)	(4,369)	(9,496)	(13,107)

Pro forma net loss	$(4,506)	$(16,557)	$(16,245)	$(34,153)

Basic and diluted net loss per common share:
As reported	$(0.06)	$(0.58)	$(0.32)	$(1.02)

Pro forma	$(0.21)	$(0.79)	$(0.77)	$(1.66)

     During the nine months ended September 30, 2003, options to purchase a total of 366,949 shares of common stock were exercised. The proceeds from these exercises totaled approximately $3.9 million.

4. MARKETABLE INVESTMENTS

     United Therapeutics’ marketable investments are considered held-to-maturity securities. Held-to-maturity securities are those securities which United Therapeutics has the ability and intent to hold until maturity and are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method. Declines in market values below amortized cost that are considered other-than-temporary are reported in the statement of operations as losses. Marketable investments at September 30, 2003 consisted of federally sponsored debt securities. The fair market value of this portfolio at September 30, 2003 was approximately $48.5 million, based on quoted market prices.

     For the nine months ended September 30, 2003, there were no losses on marketable investments. For the nine months ended September 30, 2002, a loss on marketable investments totaling approximately $7.4 million was reported. This loss was comprised of a $538,000 write-down related to an other-than-temporary decline in value of one marketable investment in March 2002 and a $3.6 million write-down necessary to adjust the carrying value of United Therapeutics’ marketable investments to their fair values based on quoted market prices at June 30, 2002 due to the planned liquidation of the entire investment portfolio in July 2002, which resulted in an additional realized loss on the sale of approximately $3.3 million.

     The investment in AltaRex is being accounted for as an available-for-sale security. Available-for-sale securities are reported at their fair values in the balance sheet. Changes in their fair values are reported as other comprehensive income or loss, unless the losses are determined to be other-than-temporary declines in value, in which case the declines are reported as losses in the consolidated statements of operations. For the quarter ended September 30, 2003, the investment in AltaRex was decreased by approximately $123,000 to reflect its fair value at September 30, 2003, based on quoted market prices. This decrease was reported as other comprehensive loss.

5. INVENTORIES

     United Therapeutics manufactures certain compounds and purchases medical supplies for use in its product sales and ongoing clinical trials. United Therapeutics purchases cardiac monitoring equipment from a third party manufacturer. United Therapeutics contracts with two third party manufacturers to make the arginine products. These inventories are stated at the lower of cost or market and accounted for under the first-in, first-out method.

     Inventories, net of reserves for obsolescence, consisted of the following (in thousands):

	September 30,	December 31,
	2003	2002

Remodulin:
Raw materials	$187	$216
Work in progress	4,716	2,924
Finished goods	702	1,161
Remodulin delivery pumps and medical supplies	1,590	2,208
Cardiac monitoring equipment components	256	369
Arginine products	225	286

Total inventories	$7,676	$7,164

6. GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill and other intangible assets were comprised as follows (in thousands):

		As of September 30, 2003			As of December 31, 2002

		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Goodwill	$9,072	$(1,607)	$7,465	$9,072	$(1,607)	$7,465

Intangible assets:
Noncompete agreements	$273	$(273)	$—	$273	$(273)	$—
Trademarks	2,802	(675)	2,126	2,802	(492)	2,310
Technology and patents	6,164	(1,627)	4,537	5,864	(1,173)	4,691

Total intangible assets	$9,239	$(2,576)	$6,663	$8,939	$(1,938)	$7,001

     Total amortization expense for the three and nine-month periods ended September 30, 2003 was approximately $216,000 and $640,000, respectively. As of January 1, 2003, the aggregate amortization expense related to these intangible assets for each of the five succeeding years is estimated as follows (in thousands):

Year ending
December 31,

2003	$833
2004	449
2005	449
2006	449
2007	402

7. SEGMENT INFORMATION

     United Therapeutics has two reportable business segments. The pharmaceutical segment includes all activities associated with the research, development, manufacture and commercialization of therapeutic products. The telemedicine segment includes all activities associated with the research, assembly and delivery of patient monitoring services. The telemedicine segment is managed separately because diagnostic services require different technology and marketing strategies.

     Segment information as of and for the three months ended September 30, 2003 and 2002 was as follows (in thousands):

			Three Months Ended September 30,

		2003			2002

			Consolidated			Consolidated
	Pharmaceutical	Telemedicine	Totals	Pharmaceutical	Telemedicine	Totals

Revenues from external customers	$13,973	$1,062	$15,035	$4,188	$940	$5,128
Loss before income tax	580	761	1,341	11,576	612	12,188
Interest income	635	2	637	531	6	537
Interest expense	30	1	31	20	5	25
Depreciation and amortization	300	282	582	277	249	526
Loss on marketable investments	—	—	—	3,328	—	3,328
Equity loss in affiliate	221	—	221	7	—	7
Total investment in equity method investees	3,843	—	3,843	6,396	—	6,396
Expenditures for long-lived assets	513	58	571	2,020	155	2,175
Goodwill, net	1,287	6,178	7,465	1,287	6,178	7,465
Total assets	177,963	10,123	188,086	176,202	11,271	187,473

     Segment information as of and for the nine months ended September 30, 2003 and 2002 was as follows (in thousands):

			Nine Months Ended September 30,

		2003			2002

			Consolidated			Consolidated
	Pharmaceutical	Telemedicine	Totals	Pharmaceutical	Telemedicine	Totals

Revenues from external customers	$36,559	$3,192	$39,751	$15,267	$2,831	$18,098
Loss before income tax	4,411	2,338	6,749	18,763	2,283	21,046
Interest income	1,838	6	1,844	4,387	9	4,396
Interest expense	91	3	94	85	5	90
Depreciation and amortization	881	829	1,710	812	720	1,532
Loss on marketable investments	—	—	—	7,428	—	7,428
Equity loss in affiliate	628	—	628	151	—	151
Total investment in equity method investees	3,843	—	3,843	6,396	—	6,396
Expenditures for long-lived assets	2,688	105	2,793	2,237	407	2,644
Goodwill, net	1,287	6,178	7,465	1,287	6,178	7,465
Total assets	177,963	10,123	188,086	176,202	11,271	187,473

     The segment information shown above equals the consolidated totals when combined. These consolidated totals equal the amounts reported in the consolidated financial statements without further reconciliation for categories that are reported in the consolidated financial statements. There are no inter-segment transactions.

8. LICENSE AGREEMENTS

     Synergy Agreement

     In March 2000, Unither Pharmaceuticals, Inc. (UPI) entered into a license agreement with Synergy Pharmaceuticals, Inc. (Synergy) to obtain from Synergy the exclusive worldwide rights to certain patents relating to glycobiology antiviral agents (the License Agreement). In March 2003, UPI and Synergy entered into an Assignment and Assumption Agreement and a Redemption and Termination Agreement (together referred to as the Agreements). Under the Agreements, UPI paid approximately $510,000 to Synergy and assumed responsibility for payment of up to $190,000 of certain expenses incurred by Synergy, with an additional $50,000 paid into escrow until August 31, 2003 for reimbursement to UPI of potential indemnification claims. These payments and liabilities totaling $750,000 were expensed in the three months ended March 31, 2003 as research and development expense because the licensed agents are in early development and have no alternative future uses. UPI also agreed to the redemption of all the stock it owned in Synergy and the cancellation of all warrants held by UPI to purchase Synergy stock. In return, Synergy assigned to UPI all of its intellectual property rights in the glycobiology antiviral agents and exclusively sublicensed to UPI all of the intellectual property rights that had been licensed to it by third parties, the prosecution and maintenance of which are now the responsibility of UPI. Synergy also released United Therapeutics from milestone and royalty obligations of approximately $22.0 million and 6% of net sales, respectively, that would have become due should a product be successfully developed. In September 2003, the escrowed amount was settled and $25,000 was returned to UPI to cover certain claims.

     AltaRex Agreement

     In April 2002, United Therapeutics acquired the rights to develop and commercialize a platform of five immunotherapeutic monoclonal antibodies from AltaRex Corp. through an exclusive license of certain intellectual property from AltaRex. The products were being developed by AltaRex for use in the treatment of ovarian, prostate, lung, breast, multiple myeloma and other forms of cancer. The commercial rights were acquired worldwide except for countries in Europe and most of the Middle East. In August 2003, the exclusive license was amended to include the commercialization rights to Germany in exchange for a payment to AltaRex of $250,000 and payment of additional amounts based upon the achievement of certain specified milestones related to the German market. The payment of the $250,000 license fee was expensed in the three months ended September 30, 2003 as research and development expense because the licensed agents are in clinical development and have no alternative future uses.

9. COMPREHENSIVE INCOME (LOSS)

     SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income (loss) and its components. SFAS No. 130 requires, among other things, that unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments be included in other comprehensive income (loss). The following statement presents comprehensive income (loss) for the three and nine–month periods ended September 30, 2003 and 2002 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net loss	$(1,341)	$(12,188)	$(6,749)	$(21,046)
Other comprehensive income (loss):
Foreign currency translation adjustment	(3)	—	(36)	—
Unrealized gain (loss) on available-for-sale securities	(123)	—	685	—

Comprehensive loss	$(1,467)	$(12,188)	$(6,100)	$(21,046)

10. BUILDING AND NOTE PAYABLE

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

The discount is being amortized using the effective interest method. The note payable is included in the current portion of notes and leases payable in the accompanying consolidated balance sheets. In September 2003, an early payment of $250,000 was made against this note payable. In October 2003, United Therapeutics paid off its two 30-year mortgage notes on buildings at its Silver Spring headquarters totaling approximately $1.7 million. The total mortgage notes are classified as current notes payable in the consolidated balance sheet at September 30, 2003. In October 2003, United Therapeutics agreed to purchase a lot adjacent to its Silver Spring headquarters for approximately $2.9 million which will be used to construct laboratories.

11. CONCENTRATIONS OF CREDIT RISK

     Financial instruments, which potentially subject United Therapeutics to credit risk, consist primarily of cash, money market funds, commercial paper, marketable investments, and trade receivables. United Therapeutics maintains its cash and money market funds with major financial institutions. Such amounts deposited with these institutions exceed the Federal Deposit Insurance Corporation insurance limits. Commercial paper and marketable investments have been issued by companies with high credit ratings or by federally sponsored agencies. At September 30, 2003, trade receivables are due primarily from three customers in the pharmaceutical segment.

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

12. REBATES AND ROYALTIES

     Revenues from the sales of Remodulin are presented net of estimated government rebates and prompt payment discounts. United Therapeutics expects to make royalty payments on 2003 sales of Remodulin to the companies from which Remodulin was licensed. These royalties are due only on net sales exceeding $25.0 million each year. Estimated royalty payments have been accrued at September 30, 2003 based on an estimate of 2003 total net sales and actual net sales during the nine months ended September 30, 2003 and are classified as cost of product sales in the accompanying statements of operations.

13. RECENT ACCOUNTING PRONOUNCEMENTS

     Variable Interest Entities

     In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN No. 46), Consolidation of Variable Interest Entities. FIN No. 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the controlling entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. For any arrangements entered into prior to January 31, 2003, the provisions of FIN 46 are required to be adopted at the beginning of the first interim or annual period beginning after December 15, 2003. The adoption of FIN 46 is not expected to have a significant impact on United Therapeutics’ consolidated financial statements.

     Derivative Instruments and Hedging Activities

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies certain provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities for contracts entered into after September 30, 2003. SFAS No. 149 is not expected to have an impact on United Therapeutics’ consolidated financial statements.

     Financial Instruments

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 was adopted effective September 15, 2003, and did not have an impact on United Therapeutics’ consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the consolidated financial statements and related notes appearing in United Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2002. The following discussion contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 concerning, among other things, expectations concerning revenues from Remodulin, expectations for profitability in 2004, the expectation of continued losses, expectations concerning milestone and royalty payments in 2003, the use of net operating loss carryforwards and business tax credit carryforwards, the completion of in-process research and development products, the outcome and timing of new and continuing regulatory approvals, the expected levels and timing of Remodulin sales, the adequacy of United Therapeutics’ resources to fund operations through 2006, the timing and level of spending to construct a laboratory production facility for use in the OvaRex program, and statements preceded by, followed by or that include the words “believes”, “expects”, “anticipates”, “intends”, “estimates”, “may” or similar expressions. These statements are based on the beliefs and expectations of United Therapeutics as to future outcomes and are subject to risks and uncertainties such that United Therapeutics’ results could differ materially from anticipated results. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in the section “Risk Factors” in United Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2002 and the other cautionary statements, cautionary language and risk factors set forth in United Therapeutics’ other reports and documents filed with the Securities and Exchange Commission. United Therapeutics undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

     United Therapeutics is a biotechnology company focused on the development and commercialization of unique therapeutic products to treat chronic and life-threatening cardiovascular, infectious and oncological diseases. United Therapeutics commenced operations in June 1996 and, since its inception, has devoted substantially all of its resources to acquisitions and research and development programs. United Therapeutics’ lead product is Remodulin. On May 21, 2002, the United States Food and Drug Administration (FDA) approved Remodulin (treprostinil sodium) Injection for the treatment of pulmonary arterial hypertension in patients with NYHA class II-IV symptoms to diminish symptoms associated with exercise. United Therapeutics agreed with the FDA that it would perform a post-marketing phase IV clinical study to further assess the clinical benefits of Remodulin. The phase IV study commenced in late 2002 and the final study report must be submitted to the FDA by December 2005. Continued FDA approval is conditioned on the completion and outcome of the phase IV study. International applications are pending and there can be no assurance that these applications will be approved. In September 2003, United Therapeutics was notified by the General Commission of the French Regulatory Commission that it would not recommend approval of Remodulin in France. United Therapeutics is committed to obtaining European approval and is pursuing a range of options to accomplish this objective. United Therapeutics has generated pharmaceutical revenues from sales of Remodulin and arginine products in the United States and Europe. In addition, United Therapeutics has generated non-pharmaceutical revenues from telemedicine products and services in the United States. United Therapeutics has funded its operations from the proceeds of sales of its common stock and from revenues from the sales of its products and services.

     Remodulin is sold and marketed to patients in the United States by Accredo Therapeutics, Inc., Priority Healthcare Corporation, and Caremark Inc. and outside of the United States by other international distributors. United Therapeutics sells Remodulin in bulk shipments to these distributors. The timing and extent of United Therapeutics’ sales of Remodulin are impacted by the timing and extent of these bulk orders from distributors. Therefore, sales of Remodulin to distributors in any given quarter may not be indicative of patient demand in that quarter. Sales of Remodulin and Remodulin delivery pumps and supplies are recognized as revenue when delivered to the distributors. As of September 30, 2003, approximately 675 patients were receiving Remodulin therapy worldwide, of which approximately 555 were reimbursable patients. Virtually all of the non-reimbursable patients reside in countries where Remodulin is not yet approved. Non-reimbursable patients are those patients who do not yet pay for Remodulin.

     United Therapeutics has incurred net losses each year since inception and had an accumulated deficit of approximately $192.6 million at September 30, 2003. United Therapeutics expects to continue to incur net losses and cannot provide assurances that, in the future, it will become profitable.

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

     Remodulin was approved by the FDA in May 2002 for the treatment of pulmonary arterial hypertension in NYHA Class II-IV patients to diminish symptoms associated with exercise. A condition of FDA approval is that a phase IV clinical study must be completed with a final study report submitted to the FDA by December 2005. The phase IV study is currently being enrolled. Remodulin was also approved in Canada and Israel in October 2002 for similar uses. Regulatory applications and reviews of Remodulin for pulmonary arterial hypertension are ongoing in other countries. Material net cash inflows from the sales of Remodulin for pulmonary arterial hypertension commenced in May 2002 after FDA approval was received.

     Remodulin is also being developed for the treatment of critical limb ischemia (the advanced stage of vascular disease affecting blood vessels in the legs). United Therapeutics has completed one phase II clinical study and an additional pre-pivotal clinical study is underway. United Therapeutics is also developing Remodulin as an intravenous therapy for pulmonary arterial hypertension. In 2003, United Therapeutics filed an investigational new drug application and initiated animal toxicology and human bioequivalence studies to support intravenous use of Remodulin. Additionally, United Therapeutics is in very early stages of developing oral and inhaled formulations of Remodulin. United Therapeutics incurred expenses of approximately $4.1 million and $1.0 million in the three-month periods ended September 30, 2003 and 2002, respectively, and approximately $8.5 million and $3.8 million in the nine-month periods ended September 30, 2003 and 2002, respectively, on Remodulin development. Approximately $119.6 million in expenses from inception to September 30, 2003 has been incurred for Remodulin.

     United Therapeutics’ monoclonal antibody immunotherapies were licensed in April 2002 from AltaRex Corp. OvaRex® MAb is the lead product and is currently being studied in two identical phase III clinical trials in advanced ovarian cancer patients. These studies commenced in January 2003 and are expected to require two to three years to become fully enrolled. United Therapeutics incurred expenses of approximately $3.2 million and $1.8 million in the three-month periods ended September 30, 2003 and 2002, respectively, and approximately $7.1 million and $4.5 million in the nine-month periods ended September 30, 2003 and 2002, respectively, on OvaRex development. Approximately $13.5 million in expenses from inception to September 30, 2003 has been incurred for OvaRex.

     United Therapeutics’ infectious disease program includes drug candidates in the preclinical and clinical stages of testing. The drugs in this program are being developed for hepatitis C, hepatitis B and other infectious diseases. The first candidate for hepatitis C, UT-231B, completed acute and chronic phase I clinical dosing studies to assess safety in healthy volunteers in early 2003. Phase II clinical studies in patients infected by hepatitis C were initiated in July 2003 and are expected to become fully enrolled in 2004. United Therapeutics incurred expenses of approximately $860,000 and $2.1 million in the three-month periods ended September 30, 2003 and 2002, respectively, and approximately $6.3 million and $4.6 million in the nine-month periods ended September 30, 2003 and 2002, respectively, for its infectious disease programs. Approximately $27.6 million in expenses from inception to September 30, 2003 has been incurred for these programs.

     Due to the inherent uncertainties involved in the drug development, regulatory review and approval processes, the anticipated completion dates, the cost of completing the research and development and the period in which material net cash inflows from these projects are expected to commence are not known or estimable. There are many risks and uncertainties associated with completing the development of Remodulin, OvaRex and UT-231B, including:

•	Products may fail in clinical studies;

•	Hospitals, physicians and patients may not be willing to participate in clinical studies;

•	The drugs may not be safe and effective or may not be perceived as safe and effective;

•	Other investigational therapies may be viewed as more effective;

•	Patients may experience severe side effects during treatment;

•	Patients may die during the clinical study because their disease is too advanced or because they experience medical problems that are not related to the drug being studied;

•	Patients may not enroll in the studies at the rate United Therapeutics expects;

•	The FDA and foreign regulatory authorities may delay or withhold approvals to commence clinical trials or manufacture drugs;

•	The FDA and foreign regulatory authorities may request that additional studies be performed;

•	Higher than anticipated costs may be incurred due to the high cost of contractors for drug manufacture, research and clinical trials;

•	Drug supplies may not be sufficient to treat the patients in the studies; and

•	The results of preclinical testing may cause delays in clinical trials.

     If these projects are not completed in a timely manner, regulatory approvals would be delayed and United Therapeutics’ operations, liquidity and financial position could suffer. Without regulatory approvals, United Therapeutics could not commercialize and sell these products and, therefore, potential revenues and profits from these products would be delayed or impossible to achieve.

Financial Position

     Cash, cash equivalents and marketable investments at September 30, 2003 were approximately $135.2 million as compared to approximately $132.7 million at December 31, 2002. The increase of approximately $2.5 million is due primarily to proceeds received from the exercise of stock options of approximately $3.9 million and cash provided by operating activities of approximately $2.6 million, less amounts used to purchase property, plant and equipment.

     Property, plant and equipment at September 30, 2003 were approximately $11.4 million, as compared to $9.1 million at December 31, 2002. The increase of approximately $2.3 million was due primarily to the purchases of a building and land adjacent to United Therapeutics’ headquarters, building improvements and equipment.

     At September 30, 2003, total liabilities were approximately $18.5 million, as compared to approximately $12.9 million at December 31, 2002 and consisted primarily of trade payables, accrued expenses and notes payable. The increase in total liabilities of approximately $5.6 million was due primarily to increases in accrued royalties, Medicaid rebates, bonuses and the addition of a $1.0 million note payable resulting from the purchase of a building and land adjacent to United Therapeutics’ headquarters. This note payable is due in January 2004 and is non-interest bearing. In September 2003, an early payment of $250,000 was made against this note payable. At September 30, 2003, total stockholders’ equity was approximately $169.6 million, as compared to $171.7 million at December 31, 2002. The decrease in stockholders’ equity of approximately $2.1 million was due primarily to the net loss incurred during the nine months ended September 30, 2003, offset by proceeds received from the exercise of stock options.

Results of Operations

     Three months ended September 30, 2003 and 2002

     Revenues for the three months ended September 30, 2003 were approximately $15.0 million, as compared to approximately $5.1 million for the three months ended September 30, 2002. The increase was due primarily to United Therapeutics’ sales during the three months ended September 30, 2003 of approximately $12.9 million of Remodulin and approximately $548,000 of pumps and supplies to distributors in connection with Remodulin, compared to sales for the three months ended September 30, 2002 of approximately $2.6 million of Remodulin and approximately $1.3 million of pumps and supplies. In addition, sales of other products and services increased in the aggregate by approximately $400,000 to approximately $1.6 million for the three months ended September 30, 2003.

     Research and development expenses consist primarily of salaries and related expenses, costs to acquire pharmaceutical products and product rights for development and amounts paid to contract research organizations, hospitals and laboratories for the provision of services and materials for drug development and clinical trials. Research and development expenses were approximately $9.4 million for the three months ended September 30, 2003, as compared to approximately $6.6 million for the three months ended September 30, 2002. The increase of approximately $2.8 million was due primarily to increased expenses of approximately $2.7 million in Remodulin related programs and approximately $1.3 million for the OvaRex program, offset by reduced expenses of approximately $1.4 million for the infectious disease program.

     Selling, general and administrative expenses consist primarily of salaries, travel, office expenses, insurance, professional fees, provision for doubtful accounts receivable, depreciation and amortization. Selling, general and administrative expenses were approximately $5.6 million for the three months ended September 30, 2003, as compared to approximately $3.8 million for the three months ended September 30, 2002. The increase of approximately $1.8 million was due primarily to increased expenses of approximately $835,000 for salaries, travel and related expenses due to expanded selling and marketing efforts, approximately $654,000 in accrued bonuses and approximately $357,000 in professional fees related to regulatory and intellectual property matters.

     Cost of product sales consists of the costs to manufacture or acquire products that are sold to customers. Cost of service sales consists of the salaries and related overhead necessary to provide services to customers. Cost of product sales was approximately 9% of product sales for the three months ended September 30, 2003, as compared to cost of product sales of approximately 19% for the three months ended September 30, 2002. The decrease is due to expanded sales of Remodulin which have a lower cost of sales than other products. Cost of service sales was approximately 60% of service sales for three months ended September 30, 2003, which is comparable to the cost of service sales of approximately 57% for the three months ended September 30, 2002.

     Interest income for the three months ended September 30, 2003 was approximately $637,000, as compared to approximately $537,000 for the three months ended September 30, 2002. This increase was attributable primarily to a portion of United Therapeutics’ cash being invested in marketable investments during 2003, which bear higher rates of interest than money market funds and commercial paper.

     There was no loss related to a write down of investment in affiliate for the three months ended September 30, 2003 compared to a loss of approximately $2.9 million for the three months ended September 30, 2002. The loss in 2002 was the result of an other-than-temporary decline in value of United Therapeutics’ investment in AltaRex in which the investment was written down to its fair market value at September 30, 2002.

     There was no loss on marketable investments for the three months ended September 30, 2003 compared to a loss of approximately $3.3 million for the three months ended September 30, 2002. The loss in 2002 resulted from the sale of the entire marketable investment portfolio in July 2002 at less than its carrying value.

     Nine months ended September 30, 2003 and 2002

     Revenues for the nine months ended September 30, 2003 were approximately $39.8 million, as compared to approximately $18.1 million for the nine months ended September 30, 2002. The increase was due primarily to United Therapeutics’ sales during the nine months ended September 30, 2003 of approximately $33.1 million of Remodulin and approximately $1.6 million of pumps and supplies to distributors in connection with Remodulin, compared to sales for the nine months ended September 30, 2002 of approximately $11.5 million of Remodulin and approximately $3.3 million of pumps and supplies. In addition, sales of other products and services increased in the aggregate by approximately $1.7 million to approximately $5.0 million for the nine months ended September 30, 2003.

     Research and development expenses were approximately $25.6 million for the nine months ended September 30, 2003, as compared to approximately $18.4 million for the nine months ended September 30, 2002. The increase of approximately $7.2 million was due primarily to increased expenses of approximately $2.5 million for the OvaRex program, increased expenses of approximately $1.3 million for United Therapeutics’ infectious disease program and increased expenses of approximately $3.9 for Remodulin related programs which were offset by reduced expenses in other research and development programs. Included in the increased expenses for United Therapeutics’ infectious disease program is an expense totaling $750,000 related to a March 2003 agreement signed with Synergy Pharmaceuticals, Inc., licensor of the infectious disease platform to United Therapeutics. Under this agreement and in partial consideration for this payment, Synergy assigned to United Therapeutics all of its intellectual property rights in certain patents relating to glycobiology antiviral agents and released United Therapeutics from milestone and royalty obligations of approximately $22.0 million and 6% of net sales, respectively, that would have come due should a product be successfully developed.

     Selling, general and administrative expenses were approximately $16.6 million for the nine months ended September 30, 2003, as compared to approximately $10.6 million for the nine months ended September 30, 2002. The increase of approximately $6.0 million was due primarily to increased expenses of approximately $2.8 million for salaries, travel and related expenses due to expanded selling and marketing efforts, increased expenses of approximately $1.3 million in professional fees related to regulatory and intellectual property matters, increased expenses of approximately $832,000 for employee bonuses, and an increase in other operating expenses, such as rent, telephone, office supplies and depreciation expense of approximately $568,000.

     Cost of product sales was approximately 11% of product sales for the nine months ended September 30, 2003, as compared to approximately 17% for the nine months ended September 30, 2002. The decrease is due to expanded sales of Remodulin which has a lower cost of sales than other products. Cost of service sales was approximately 50% of service sales for the nine months ended September 30, 2003, which is consistent with the cost of service sales of approximately 49% for the nine months ended September 30, 2002.

     Interest income for the nine months ended September 30, 2003 was approximately $1.8 million, as compared to approximately $4.4 million for the nine months ended September 30, 2002. This decrease was attributable primarily to decreases in interest rates and the amount of cash available for investing. During the nine months ended September 30, 2002, a majority of United Therapeutics’ available cash was invested in corporate bonds. During the nine months ended September 30, 2003, a majority of United Therapeutics’ available cash was held in money market funds, which are less volatile but generally provide lower yields than corporate bonds.

     There was no loss related to a write down of investment in affiliate for the nine months ended September 30, 2003 compared to a loss of approximately $2.9 million for the nine months ended September 30, 2002. The loss in 2002 was the result of an other-than-temporary decline in value of United Therapeutics’ investment in AltaRex in which the investment was written down to its fair market value at September 30, 2002.

     There was no loss on marketable investments for the nine months ended September 30, 2003 compared to a loss of approximately $7.4 million for the nine months ended September 30, 2002. The loss in 2002 was due primarily to the sale of marketable investments at less than their carrying values. In June 2002, United Therapeutics began reassessing its investment program in light of increasingly adverse conditions in the bond markets. As a result, all marketable investments were sold in July 2002. During 2003, United Therapeutics purchased debt securities issued by federally sponsored agencies which are now classified as held-to-maturity investments.

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

     United Therapeutics’ working capital at September 30, 2003 was approximately $87.9 million, as compared with approximately $132.6 million at December 31, 2002. The decrease in working capital was due primarily to the net purchase of approximately $38.8 million of non-current debt securities issued by U.S. government sponsored agencies. Current liabilities at September 30, 2003 were approximately $17.5 million, as compared with approximately $9.3 million at December 31, 2002. United Therapeutics’ debt at September 30, 2003 was approximately $2.5 million as compared with $1.9 million at December 31, 2002 and consisted of equipment leases and three mortgage notes all secured by the buildings and property owned by United Therapeutics located at 1100 — 1110 Spring Street in Silver Spring, Maryland. Two of the mortgage notes totaling approximately $1.7 million are due in monthly installments over 30 years. These mortgage notes were paid off in October 2003 and are classified as current notes payable at September 30, 2003. The third mortgage note totaled approximately $750,000 at September 30, 2003 and is due in January 2004.

     Net cash provided by operating activities was approximately $2.6 million for the nine-month period ended September 30, 2003 as compared to net cash used in operating activities of approximately $22.5 million for the nine-month period ended September 30, 2002. The increase in net cash provided by operating activities is due primarily to increased cash collections related to sales of Remodulin in 2003. For the nine-month periods ended September 30, 2003 and 2002, United Therapeutics invested approximately $2.8 million and $2.6 million, respectively, in cash for property, plant and equipment.

     United Therapeutics currently expects to spend an estimate of approximately $15.0 million over the next three to five years to construct a laboratory production facility for use in the OvaRex program. In October 2003, United Therapeutics agreed to purchase for approximately $2.9 million a lot adjacent to its Silver Spring, Maryland headquarters for laboratories. United Therapeutics has made milestone payments totaling $200,000 pursuant to existing license agreements during 2003. United Therapeutics will make royalty payments on sales of Remodulin which exceed annual net sales of $25.0 million and on all HeartBar products during 2003. Royalties on sales of all products in 2003 will range up to 10% of sales of those products.

     United Therapeutics believes that sales of Remodulin to distributors for use by the current base of approximately 555 reimbursable patients (at September 30, 2003) in the US and Europe could provide average annual revenue to United Therapeutics of approximately $54.0 million based on current pricing and dosing levels. United Therapeutics believes that, beginning in early 2004, its total revenues, including sales of Remodulin to distributors, could provide average annual revenue to United Therapeutics in excess of its operating expenses. United Therapeutics expects that net cash generated from sales at current levels together with existing capital resources (comprised primarily of cash, cash equivalents and marketable investments) will be adequate to fund its operations through 2006. Factors that could affect the accuracy of these expectations include the following:

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

     As of September 30, 2003, United Therapeutics had available approximately $113.3 million in net operating loss carryforwards and approximately $29.2 million in business tax credit carryforwards for federal income tax purposes that expire at various dates through 2022. The portions of these carryforward items that were generated prior to September 1999 are subject to certain limitations. United Therapeutics does not believe that the limitations will cause the net operating loss and general business credit carryforwards to expire unused.

Summary of Critical Accounting Policies

     Remodulin Revenue Recognition

     Product sales of Remodulin are recognized when delivered to distributors, which are United Therapeutics’ customers for Remodulin. Product sales of Remodulin delivery pumps and related supplies are recognized when delivered to distributors on a gross basis in accordance with EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. Title to these products passes upon delivery. Prompt payment discounts and government rebates are estimated and recognized as reductions of revenue in the same period that revenues are recognized. Return policies provide that product that has expired or become damaged in shipment may be exchanged, but not returned.

     Remodulin Royalties

     United Therapeutics will make royalty payments on 2003 sales of Remodulin to the companies from which Remodulin was licensed. These royalties are due only on net sales exceeding $25.0 million each year. Estimated royalty payments have been accrued at September 30, 2003 based on management’s estimate of 2003 total net sales and actual net sales during the nine months ended September 30, 2003.

     Intangible Assets

     United Therapeutics adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, during 2002, which eliminated the amortization of goodwill. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair-value based test. United Therapeutics continually evaluates whether events and circumstances have occurred that indicate that the remaining value of goodwill may not be recoverable. At September 30, 2003, management believes that goodwill was not impaired. This conclusion is based on management’s judgment, taking into consideration expectations regarding future profitability and the status of the reporting units which have reported goodwill. However, changes in strategy or adverse changes in market conditions could impact this judgment and require an impairment loss to be recognized for the amount that the carrying value of goodwill exceeds its fair value.

     Marketable Investments

     Currently, United Therapeutics invests portions of its cash in debt securities issued by federally sponsored agencies. Due to United Therapeutics’ intent and ability to hold these marketable debt investments until their maturities, these investments are reported at their amortized cost. At September 30, 2003, the amortized cost of these debt securities was approximately $48.8 million and their fair values were approximately $48.5 million.

     Stock Options

     United Therapeutics applies the principles of APB No. 25, Accounting for Stock Issued to Employees, in accounting for its stock options issued to its employees. Had United Therapeutics applied the fair value principles of SFAS No. 123, Accounting for Stock-Based Compensation, for its employee options, its net loss for the three-month periods ended September 30, 2003 and 2002 would have been approximately $4.5 million and $16.6 million, respectively, and its net loss for the nine-month periods ended September 30, 2003 and 2002 would have been approximately $16.2 million and $34.2 million, respectively.

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

     The investment in AltaRex Corp. is accounted for as an available-for-sale security because its stock is publicly traded. Available-for-sale securities are reported at their fair values in the balance sheet. Changes in their fair values are reported as other comprehensive income or loss. Declines in values that are considered other-than-temporary are reported as losses in the statement of operations. For the nine months ended September 30, 2003, the investment in AltaRex was increased by approximately $685,000 to reflect its fair value at September 30, 2003, based on quoted market prices. This increase was reported as other comprehensive income.

     Options Issued in Exchange for License

     In September 2000, in connection with the license from Toray Industries for the sustained release formulation of beraprost (an oral prostacyclin analog), United Therapeutics agreed to grant 500,000 options to Toray upon Toray’s transfer of clinical trial material for use in clinical trials in the U.S. These options will not be priced until the clinical trial material milestone has been met by Toray. Before Toray can produce the clinical trial material, it will need to complete formulation, preclinical testing and early clinical studies. Due to the uncertainties in drug development, it is not yet known if Toray will provide the appropriate clinical trial material. Therefore, in accordance with EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees, these options are measured at their lowest aggregate fair value at each interim reporting date, which amount has been zero. As a result, no expense related to these options has been recorded in the consolidated financial statements.

Recent Accounting Pronouncements

     Variable Interest Entities

     In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN No. 46), Consolidation of Variable Interest Entities. FIN No. 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the controlling entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. For any arrangements entered into prior to January 31, 2003, the provisions of FIN 46 are required to be adopted at the beginning of the first interim or annual period beginning after December 15, 2003. The adoption of FIN 46 is not expected to have a significant impact on United Therapeutics’ consolidated financial statements.

     Derivative Instruments and Hedging Activities

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies certain provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities for contracts entered into after September 30, 2003. SFAS No. 149 is not expected to have an impact on United Therapeutics’ consolidated financial statements.

Financial Instruments

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 was adopted effective September 15, 2003, and did not have an impact on United Therapeutics’ consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     At September 30, 2003, a substantial portion of United Therapeutics’ assets were comprised of debt securities issued by federally sponsored agencies. The market values of these investments fluctuate with changes in current market interest rates. In general, as rates increase, the market value of a debt instrument would be expected to decrease, and as rates decrease, the market value would be expected to increase. To minimize such market risk, United Therapeutics holds such instruments to maturity at which time these instruments would be redeemed at their stated or face value. At September 30, 2003, United Therapeutics had approximately $48.8 million in federally sponsored agency notes, none of which were being held for trading purposes. All of these notes are callable annually, mature at various dates through 2010 and bear a weighted average interest rate of approximately 3.13%. Approximately $30.0 million of these securities are issued by the Federal Home Loan Mortgage Corporation and bear a stated interest rate of 3.0% which automatically increases by 50 basis points each year.

Item 4. Controls and Procedures

     Based on their evaluation, as of September 30, 2003, United Therapeutics’ Chief Executive Officer and Chief Financial Officer have concluded that United Therapeutics’ disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective. There have been no changes in United Therapeutics’ internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

     On July 29, 2003, the Federal Trade Commission (FTC) issued a final consent order based upon a settlement agreement with United Therapeutics and Unither Pharma, Inc. relating to certain advertising and promotional claims made about the HeartBar product line. The order prohibits the making of claims concerning the beneficial cardiovascular effects of L-arginine supplementation therapy without supporting competent and reliable scientific evidence. It also prohibits the making of any unsubstantiated claims about the health benefits, performance, or efficacy of any food, medical food, or dietary supplement used in or marketed for the treatment, cure, or prevention of cardiovascular disease. The settlement contains certain notice and enforcement obligations. Violation of the terms of the settlement may result in fines, penalties and other restrictions that could adversely affect the assets and operations of United Therapeutics. United Therapeutics does not believe that the settlement agreement will have a material adverse effect on United Therapeutics.

Item 4. Submission of Matters to a Vote of Security Holders

     United Therapeutics’ held its annual meeting of stockholders on July 9, 2003. All of the following persons nominated were elected to serve as directors for a term expiring in 2006 and received the votes set opposite their respective names:

	For	Withheld

Christopher Causey, M.B.A	17,747,164	330,468
Raymond Kurzweil	17,290,898	786,734
Martine A. Rothblatt, Ph.D., J.D., M.B.A	17,322,955	754,677
The Hon. Louis W. Sullivan, M.D.	17,746,564	331,068

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description
10.1	First Amendment to Asset Purchase Agreement dated October 7, 2003 among the Registrant, UP
Subsidiary Corporation and Cooke Pharma, Inc.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K

     On August 5, 2003, the Registrant filed a Form 8-K dated August 5, 2003 reporting an Item 12 event and attaching a press release related thereto.

     On September 8, 2003, the Registrant filed a Form 8-K dated August 29, 2003 reporting an Item 4 event and attaching a press release related thereto.

     On September 23, 2003, the Registrant filed a Form 8-K dated September 22, 2003 reporting an Item 5 event and attaching a press release related thereto.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED THERAPEUTICS CORPORATION

Date: November 7, 2003	/s/ Martine A. Rothblatt By: Martine A. Rothblatt Title: Chief Executive Officer

/s/ Fred T. Hadeed By: Fred T. Hadeed Title: Chief Financial Officer