Form 10-Q
period 2004-03-31
UNITED THERAPEUTICS CORP
filed 2004-05-07
CIK 1082554

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) . Yes [X] No [  ]

The number of shares outstanding of the issuer’s common stock, par value $.01 per share, as of May 1, 2004 was 21,375,490.

INDEX

Page
Part I. FINANCIAL INFORMATION (UNAUDITED)
Item 1. Financial Statements
Consolidated Balance Sheets	1
Consolidated Statements of Operations	2
Consolidated Statements of Cash Flows	3
Notes to Consolidated Financial Statements	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3. Quantitative and Qualitative Disclosures About Market Risk	15
Item 4. Controls and Procedures	15
Part II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	16
SIGNATURES	17

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNITED THERAPEUTICS CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2004	2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$68,521	$68,562
Accounts receivable, net of allowance of $98 for 2004 and $119 for 2003	7,632	10,151
Interest receivable	226	461
Prepaid expenses	2,322	1,874
Inventories	7,805	8,116
Due from affiliate	22	81
Other current assets	1,760	476

Total current assets	88,288	89,721
Marketable investments	48,613	48,775
Goodwill, net	7,465	7,465
Other intangible assets, net	6,326	6,446
Property, plant and equipment, net	15,199	15,225
Investments in affiliates	5,603	7,221
Note receivable from affiliates	433	433
Note receivable from employee and other assets	4,113	4,216

Total assets	$176,040	$179,502

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,338	$4,324
Accounts payable to affiliates	—	2
Accrued expenses	6,402	5,459
Due to affiliates	—	1
Current portion of notes and capital leases payable	22	773
Other current liabilities	61	59

Total current liabilities	9,823	10,618
Notes and capital leases payable, excluding current portion	20	25
Due to affiliates	968	946
Other liabilities	175	148

Total liabilities	10,986	11,737

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01, 10,000,000 shares authorized, no shares issued	—	—
Series A junior participating preferred stock, par value $ .01, 100,000 authorized, no shares issued	—	—
Common stock, par value $.01, 100,000,000 shares authorized, 21,885,452 and 21,836,342 shares issued at March 31, 2004 and December 31, 2003, respectively, and 21,358,852 and 21,309,742 outstanding at March 31, 2004 and December 31, 2003, respectively	219	218
Additional paid-in capital	369,258	368,537
Accumulated other comprehensive income	88	1,674
Treasury stock at cost, 526,600 shares	(6,874)	(6,874)
Accumulated deficit	(197,637)	(195,790)

Total stockholders’ equity	165,054	167,765

Total liabilities and stockholders’ equity	$176,040	$179,502

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2004	2003
Revenues:
Net product sales	$12,646	$9,760
Service sales	1,037	979

Total revenue	13,683	10,739

Operating expenses:
Research and development	8,452	7,452
Selling, general and administrative	5,809	4,989
Cost of product sales	1,339	1,271
Cost of service sales	456	459

Total operating expenses	16,056	14,171

Loss from operations	(2,373)	(3,432)

Other income (expense):
Interest income	649	547
Interest expense	(2)	(31)
Equity loss in affiliate	(127)	(195)
Other, net	6	87

Total other income	526	408

Loss before income tax	(1,847)	(3,024)

Income tax	—	—

Net loss	$(1,847)	$(3,024)

Net loss per common share – basic and diluted	$(0.09)	$(0.14)

Weighted average number of common shares outstanding – basic and diluted	21,329,473	20,923,217

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(1,847)	$(3,024)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	609	549
Provision for bad debt	9	144
Provision for inventory obsolescence	78	93
Loss on disposals of equipment	—	2
Stock and options issued in exchange for services	67	36
Amortization of discount or premium on investments	(25)	(31)
Equity loss in affiliate	127	195
Changes in operating assets and liabilities:
Accounts receivable	2,510	(199)
Interest receivable	235	(226)
Inventories	186	(202)
Prepaid expenses	(448)	202
Other assets	(1,121)	774
Accounts payable	(987)	(178)
Accrued expenses	943	1,551
Due to affiliates	—	(111)
Other liabilities	2	(5)

Net cash provided by (used in) operating activities	338	(430)

Cash flows from investing activities:
Purchases of property, plant and equipment	(464)	(1,061)
Investment in Northern Therapeutics, Inc.	—	(1,500)
Proceeds from disposals of property, plant and equipment	—	3
Acquisition of patent rights	—	(300)
Purchases of marketable investments	(29,813)	(28,767)
Maturities of marketable investments and certificate of deposit	30,000	641

Net cash used in investing activities	(277)	(30,984)

Cash flows from financing activities:
Proceeds from the exercise of stock options	654	12
Principal payments on notes payable and capital lease obligations	(756)	(15)

Net cash used in financing activities	(102)	(3)

Net decrease in cash and cash equivalents	(41)	(31,417)
Cash and cash equivalents, beginning of period	68,562	122,655

Cash and cash equivalents, end of period	$68,521	$91,238

Supplemental schedule of cash flow information:
Cash paid for interest	$1	$26

Note payable issued for building and land	$—	$974

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
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

     The consolidated financial statements included herein have been prepared, without audit, pursuant to Regulation S-X of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto contained in United Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission.

     The consolidated financial statements for the three-month period ended March 31, 2003 have been reclassified to conform to the 2004 presentation.

     In the opinion of United Therapeutics’ management, any adjustments contained in the accompanying unaudited consolidated financial statements are of a normal recurring nature, necessary to present fairly the financial position as of March 31, 2004 and results of operations and cash flows for the three-month periods ended March 31, 2004 and 2003. Interim results are not necessarily indicative of results for an entire year.

3.	STOCKHOLDERS’ EQUITY

Loss per Common Share

     Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the respective periods. Options and warrants that could potentially dilute earnings per share in the future were not included in the computation of diluted loss per share because to do so would have been antidilutive for the periods presented. As of March 31, 2004, these options and warrants totaled approximately 968,000 shares. Accordingly, diluted loss per common share is the same as basic loss per common share.

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

	Three Months Ended March 31,
	2004	2003
Net loss, as reported	$(1,847)	$(3,024)
Less total stock-based employee compensation expense determined under fair value based method for all awards	(2,199)	(2,861)

Pro forma net loss	$(4,046)	$(5,885)

Basic and diluted net loss per common share:
As reported	$(0.09)	$(0.14)

Pro forma	$(0.19)	$(0.28)

4.	INVENTORIES

     United Therapeutics manufactures certain compounds and purchases medical supplies for use in its product sales and ongoing clinical trials. United Therapeutics purchases cardiac monitoring equipment. United Therapeutics contracts with a third party manufacturer to make the HeartBar® products. These inventories are accounted for under the first-in, first-out method and are carried at lower of cost or market.

     At March 31, 2004 and December 31, 2003, inventories consisted of the following, net of reserves of approximately $133,000 and $321,000 at March 31, 2004 and December 31, 2003, respectively (in thousands):

	March 31,	December 31,
	2004	2003
Remodulin:
Raw materials	$464	$172
Work in progress	4,444	4,971
Finished goods	1,119	921
Remodulin delivery pumps and medical supplies	1,315	1,544
Cardiac monitoring equipment components	200	211
HeartBar product line	263	297

Total inventories	$7,805	$8,116

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill and other intangible assets were comprised as follows (in thousands):

	As of March 31, 2004			As of December 31, 2003
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Goodwill	$9,072	$(1,607)	$7,465	$9,072	$(1,607)	$7,465

Intangible assets:
Noncompete agreements	$273	$(273)	$—	$273	$(273)	$—
Trademarks	2,802	(799)	2,003	2,802	(738)	2,064
Technology and patents	6,164	(1,841)	4,323	6,164	(1,782)	4,382

Total intangible assets	$9,239	$(2,913)	$6,326	$9,239	$(2,793)	$6,446

     Total amortization expense for the three-month periods ended March 31, 2004 and 2003 was approximately $120,000 and $208,000, respectively. As of January 1, 2004, the aggregate amortization expense related to these intangible assets for each of the five succeeding years is estimated as follows (in thousands):

Year ending
December 31,
2004	$479
2005	479
2006	479
2007	432
2008	432

6.	SEGMENT INFORMATION

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

     Segment information as of and for the three months ended March 31, 2004 was as follows (in thousands):

			Consolidated
	Pharmaceutical	Telemedicine	Totals
Revenues from external customers	$12,516	$1,167	$13,683
Loss before income tax	(1,315)	(532)	(1,847)
Interest income	647	2	649
Interest expense	(1)	(1)	(2)
Depreciation and amortization	(361)	(248)	(609)
Equity loss in affiliate	(127)	—	(127)
Total investments in equity method investees	3,438	—	3,438
Expenditures for long-lived assets	306	158	464
Goodwill, net	1,287	6,178	7,465
Total assets	166,166	9,874	176,040

     Segment information as of and for the three months ended March 31, 2003 was as follows (in thousands):

			Consolidated
	Pharmaceutical	Telemedicine	Totals
Revenues from external customers	$9,639	$1,100	$10,739
Loss before income tax	(2,297)	(727)	(3,024)
Interest income	545	2	547
Interest expense	(30)	(1)	(31)
Depreciation and amortization	(278)	(271)	(549)
Equity loss in affiliate	(195)	—	(195)
Total investments in equity method investees	4,210	—	4,210
Expenditures for long-lived assets	1,023	38	1,061
Goodwill, net	1,287	6,178	7,465
Total assets	171,440	10,540	181,980

     The segment information shown above equals the consolidated totals when combined. These consolidated totals equal the amounts reported in the consolidated financial statements without further reconciliation for those categories which are reported in the consolidated financial statements. There are no inter-segment transactions.

7.	COMPREHENSIVE LOSS

     SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income (loss) and its components. SFAS No. 130 requires, among other things, that unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments be included in other comprehensive income (loss). The following statement presents comprehensive income (loss) for the three-month periods ended March 31, 2004 and 2003 (in thousands):

	March 31,
	2004	2003
Net loss	$(1,847)	$(3,024)
Other comprehensive gain (loss):
Foreign currency translation adjustment	(74)	(22)
Unrealized loss on available-for-sale securities	(1,512)	(342)

Comprehensive loss	$(3,433)	$(3,388)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the consolidated financial statements and related notes appearing in United Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2003. The following discussion contains forward-looking statements made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act and the Private Securities Litigation Reform Act of 1995 concerning, among other things, the pricing of Remodulin, the rate of patient consumption of Remodulin, the impacts of price changes and changes in patient consumption of Remodulin on future revenues, the funding of operations from future revenues, the expectation of continued losses, expectations concerning milestone and royalty payments in 2004, the use of net operating loss carryforwards and business tax credit carryforwards, the completion of in-process research and development products, the outcome and timing of new and continuing regulatory approvals, the expected levels and timing of Remodulin sales, the adequacy of United Therapeutics’ resources to fund operations through 2006, the timing and level of spending to construct a laboratory production facility, the potential impacts of new accounting standards, as well as statements preceded by, followed by or that include the words “believes”, “expects”, “anticipates”, “intends”, “estimates”, “may” or similar expressions. These statements are based on the beliefs and expectations of United Therapeutics as to future outcomes and are subject to risks and uncertainties that could cause United Therapeutics’ results to differ materially from anticipated results. Factors that could cause or contribute to such differences include those discussed below and the risks described in United Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2003 and the other cautionary statements, cautionary language and risk factors set forth in United Therapeutics’ other reports and documents filed with the Securities and Exchange Commission. United Therapeutics undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise.

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

     United Therapeutics Products and Services

     United Therapeutics’ lead product is Remodulin. On May 21, 2002, the United States Food and Drug Administration (FDA) approved Remodulin (treprostinil sodium) Injection for the treatment of pulmonary arterial hypertension in patients with NYHA class II-IV symptoms to diminish symptoms associated with exercise. Pulmonary arterial hypertension is a life-threatening condition characterized by elevated blood pressures between the heart and lungs. United Therapeutics agreed with the FDA that it would perform a post-marketing Phase IV clinical study to further assess the clinical benefits of Remodulin. The Phase IV study commenced in late 2002 and the final study report must be submitted to the FDA by December 2005. Continued FDA approval is conditioned on the completion and outcome of the Phase IV study. In 2002, Remodulin was approved for use in Canada and Israel. In December 2003, Switzerland and Australia announced that they would approve Remodulin pending final labeling and a commitment to perform a drug interaction study in Switzerland. Marketing authorization applications for the approval of Remodulin in France and Poland are under review.

     United Therapeutics has generated pharmaceutical revenues from sales of Remodulin and arginine-enriched nutritional products in the United States and other countries. In addition, United Therapeutics has generated non-pharmaceutical revenues from telemedicine products and services, primarily designed for patients with cardiac arrhythmias and ischemic heart disease, in the United States. United Therapeutics has funded its operations from the proceeds of sales of its common stock and from revenues from the sales of its products and services.

     Remodulin Marketing and Sales

     Remodulin is sold and marketed to patients in the United States by Accredo Therapeutics, Inc., Priority Healthcare Corporation and Caremark, Inc. and outside of the United States by international distributors. United Therapeutics sells Remodulin in bulk shipments to these distributors. The timing and extent of United Therapeutics’ sales of Remodulin are impacted by the timing and extent of these bulk orders from distributors. Bulk orders placed by distributors are determined by them, based on their estimates of the amount of drug required for current and newly starting patients, as well as an inventory equivalent to approximately thirty to sixty days demand as a contingent supply since discontinuation of therapy can be life-threatening to patients. Therefore, sales of Remodulin to distributors in any given quarter may not be indicative of patient demand in that quarter. Sales of Remodulin and Remodulin delivery pumps and supplies are recognized as revenue when delivered to the distributors. As of March 31, 2004, approximately 740 patients were receiving Remodulin therapy worldwide, of whom approximately 625 were paying for Remodulin (reimbursable patients). Virtually all of the patients who do not yet pay for Remodulin (non-reimbursable patients) reside in countries where Remodulin has not yet been approved.

     Future Prospects

     United Therapeutics has incurred net losses each year since inception and has an accumulated deficit of approximately $197.6 million at March 31, 2004. United Therapeutics expects to continue to incur net losses and cannot provide assurances that, in the future, it will become profitable. Future profitability will depend on many factors, including the pricing and sales of Remodulin and other currently commercialized products, as well as the results and costs of research and development projects.

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

     Remodulin is also being developed for the treatment of critical limb ischemia (the advanced stage of vascular disease affecting blood vessels in the legs). United Therapeutics has completed one Phase II clinical study and an additional clinical study is underway. United Therapeutics is also developing Remodulin as an intravenous therapy for pulmonary arterial hypertension. In 2003, United Therapeutics filed an investigational new drug application and performed animal toxicology and human bioequivalence studies to support intravenous use of Remodulin. Based on positive results of these studies, in January 2004, United Therapeutics filed a supplemental New Drug Application (sNDA) with the FDA for intravenous use of Remodulin in pulmonary hypertension. The sNDA has been accepted by the FDA for review. Additionally, United Therapeutics is in early stages of developing oral and inhaled formulations of Remodulin. United Therapeutics incurred expenses of approximately $5.1 million and $1.7 million during the three months ended March 31, 2004 and 2003, respectively, on Remodulin development. Approximately $129.7 million from inception to date has been incurred on Remodulin development.

     Cancer Disease Projects

     United Therapeutics’ monoclonal antibody immunotherapies were licensed in April 2002 from AltaRex Medical Corp. OvaRex® MAb is the lead product and is currently being studied in two identical Phase III clinical trials in advanced ovarian cancer patients. These studies commenced in January 2003 and are expected to require two to three years to become fully enrolled. United Therapeutics incurred expenses of approximately $1.8 million and $1.7 million during the three months ended March 31, 2004 and 2003, respectively, on OvaRex development. Approximately $18.2 million from inception to date has been incurred on OvaRex development.

     Infectious Disease Projects

     United Therapeutics’ infectious disease program includes drug candidates in the preclinical and clinical stages of testing. The drugs in this program are being developed for hepatitis C, hepatitis B and other infectious diseases. The first candidate for hepatitis C, UT-231B, completed acute and chronic Phase I clinical dosing studies to assess safety in healthy volunteers in early 2003. Phase II clinical studies in patients infected by hepatitis C were initiated in July 2003 and are expected to become fully enrolled in 2004. United Therapeutics incurred expenses of approximately $653,000 and $2.7 million during the three months ended March 31, 2004 and 2003, respectively, for its infectious disease programs. Approximately $29.0 million from inception to date has been incurred for infectious disease programs.

     Project Risks

     Due to the inherent uncertainties involved in the drug development, regulatory review and approval processes, the anticipated completion dates, the cost of completing the research and development and the period in which material net cash inflows from these projects are expected to commence are not known or estimable. There are many risks and uncertainties associated with completing the development of the products discussed above, including the following:

•	Products may fail in clinical studies;

•	Hospitals, physicians and patients may not be willing to participate in clinical studies;
•	The drugs may not be safe and effective or may not be perceived as safe and effective;
•	Other investigational therapies may be viewed as safer, more effective or more convenient;
•	Patients may experience severe side effects during treatment;
•	Patients may die during the clinical study because their disease is too advanced or because they experience medical problems that are not related to the drug being studied;
•	Patients may not enroll in the studies at the rate United Therapeutics expects;
•	The FDA and foreign regulatory authorities may delay or withhold approvals to commence clinical trials or to manufacture drugs;
•	The FDA and foreign regulatory authorities may request that additional studies be performed;
•	Higher than anticipated costs may be incurred due to the high cost of contractors for drug manufacture, research and clinical trials;
•	Drug supplies may not be sufficient to treat the patients in the studies; and
•	The results of preclinical testing may cause delays in clinical trials.

     If these projects are not completed in a timely manner, regulatory approvals would be delayed and United Therapeutics’ operations, liquidity and financial position could suffer. Without regulatory approvals, United Therapeutics could not commercialize and sell these products and, therefore, potential revenues and profits from these products would be delayed or impossible to achieve.

Financial Position

     Cash, cash equivalents and marketable investments at March 31, 2004 were approximately $117.1 million as compared to approximately $117.3 million at December 31, 2003.

     Investments in affiliates at March 31, 2004 were approximately $5.6 million, as compared to approximately $7.2 million at December 31, 2003. The decrease was due primarily to a reduction in the fair market value of United Therapeutics’ investment in AltaRex Medical Corp., based on quoted market prices at March 31, 2004.

     At March 31, 2004, total liabilities were approximately $11.0 million, as compared to approximately $11.7 million at December 31, 2003 and consisted primarily of trade payables, accrued expenses and notes payable. The decrease in total liabilities of approximately $700,000 was due primarily to a mortgage note totaling approximately $750,000 being paid off in January 2004. At March 31, 2004, total stockholders’ equity was approximately $165.1 million, as compared to $167.8 million at December 31, 2003. The decrease in stockholders’ equity of approximately $2.7 million was due primarily to the net loss incurred during the three-month period ended March 31, 2004 and the reduction in the fair market value of the investment in AltaRex which was reported in accumulated other comprehensive income.

Results of Operations

     Three months ended March 31, 2004 and 2003

     Revenues for the three months ended March 31, 2004 were approximately $13.7 million, as compared to approximately $10.7 million for the three months ended March 31, 2003. The increase was due primarily to United Therapeutics’ sales during the three months ended March 31, 2004 of approximately $11.6 million of Remodulin and approximately $771,000 of pumps and supplies to distributors in connection with Remodulin, compared to sales for the three months ended March 31, 2003 of approximately $8.5 million of Remodulin and approximately $431,000 of pumps and supplies. In addition, sales of other products and services decreased in the aggregate by approximately $418,000 to approximately $1.3 million for the three months ended March 31, 2004.

     Remodulin is sold to distributors in the United States at an agreed-upon discount from the published average wholesale price (AWP) and to international distributors at an agreed-upon transfer price. In 2003, the published AWP of Remodulin was $65.00 per milligram (mg) for the 1.0 mg, 2.5 mg and 5.0 mg concentrations and $39.00 per mg for the 10.0 mg concentration. In the first quarter of 2004, the published AWP for the 10.0 mg concentration was increased to $65.00 per mg to achieve uniform pricing. Also during the first quarter of 2004, United Therapeutics informed prescribers of Remodulin that, based on laboratory studies completed in late 2003, vials containing Remodulin remain stable for up to 30 days from their first use. Previously, the period of stability had been established at 14 days. Therefore, patients are expected to use Remodulin vials for longer than 14 days and, accordingly, consume fewer vials annually. The 10.0 mg concentration price increase discussed above could increase future net sales of Remodulin, while the increase in the period of stability could decrease future net sales of Remodulin.

     Research and development expenses consist primarily of salaries and related expenses, costs to acquire pharmaceutical products and product rights for development and amounts paid to contract research organizations, hospitals and laboratories for the provision of services and materials for drug development and clinical trials. Research and development expenses were approximately $8.5 million for the three months ended March 31, 2004, as compared to approximately $7.5 million for the three months ended March 31, 2003. The increase of approximately $1.0 million was due primarily to increased expenses of approximately $3.3 million related to the development of intravenous and other formulations of Remodulin, offset by a reduction in expenses of approximately $2.0 million for infectious disease projects. Infectious disease project expenses in the three months ended March 31, 2003 included $750,000 in expenses related to an agreement signed with the licensor of the infectious disease platform in exchange for releasing United Therapeutics from milestone and royalty obligations.

     Selling, general and administrative expenses consist primarily of salaries, travel, office expenses, insurance, professional fees, provision for doubtful accounts receivable, depreciation and amortization. Selling, general and administrative expenses were approximately $5.8 million for the three months ended March 31, 2004, as compared to approximately $5.0 million for the three months ended March 31, 2003. The increase of approximately $800,000 was due primarily to increased expenses of approximately $478,000 for salaries, travel and related expenses due to expanded selling and marketing efforts, and approximately $231,000 in professional fees related to regulatory and intellectual property matters.

     Cost of sales consists of the cost to manufacture or acquire products that are sold to customers. Cost of service sales consists of the salaries and related overhead necessary to provide services to customers. Cost of product sales was approximately 11% of product sales for the three months ended March 31, 2004, which is consistent with the cost of product sales of approximately 13% for the three months ended March 31, 2003. Cost of service sales was approximately 44% of service sales for the three months ended March 31, 2004, which is consistent with the cost of service sales of approximately 47% for the three months ended March 31, 2003.

     Interest income for the three months ended March 31, 2004 was approximately $649,000, which is consistent with interest income of approximately $547,000 for the three months ended March 31, 2003.

     In-Process Research & Development

     During 2000, United Therapeutics acquired the assets of Medicomp, Inc. in a purchase transaction that resulted in a write-off of in-process research and development related to in-process projects that had not yet reached technological feasibility and had no alternative future uses. At the acquisition date, Medicomp was conducting design, development, engineering and testing activities associated with the completion of a number of new technological innovations for next-generation products. Medicomp completed the development of its automatic trigger heart monitor during 2004. The new CardioPAL AI monitor utilizes this technology and its launch is currently being planned. Medicomp was also pursuing development of a wireless heart monitor system. During 2004, United Therapeutics determined that alternative wireless technologies existed that could be developed more feasibly than the technology acquired from Medicomp. Therefore, other technologies will be utilized and the wireless heart monitor project as acquired from Medicomp will not be completed. This is not expected to have a material impact on United Therapeutics.

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

     United Therapeutics’ working capital at March 31, 2004 was approximately $78.5 million, which is consistent with approximately $79.1 million at December 31, 2003. Current liabilities at March 31, 2004 were approximately $9.8 million, which is consistent with approximately $10.6 million at December 31, 2003. United Therapeutics’ debt at March 31, 2004 was approximately $42,000 and consisted of equipment leases as compared with $798,000 at December 31, 2003. A mortgage note totaling approximately $750,000 was paid off in January 2004.

     Net cash provided by operating activities was approximately $338,000 for the three-month period ended March 31, 2004 as compared to net cash used in operating activities of approximately $430,000 for the three-month period ended March 31, 2003. The increase in cash provided by operating activities is due primarily to a reduction in net loss and increased cash collections related to sales of Remodulin. For the three-month periods ended March 31, 2004 and 2003, United Therapeutics invested approximately $464,000 and $1.1 million, respectively, in cash for property, plant and equipment.

     In October 2003, United Therapeutics agreed to purchase for approximately $2.9 million a lot adjacent to its Silver Spring, Maryland headquarters to construct laboratory facilities. United Therapeutics expects that this purchase will close in 2004. United Therapeutics currently expects to spend an estimated $30.0 million over the next two years to construct this facility which is in the planning and design phase. United Therapeutics is in the process of negotiating bank financing for the construction project.

     United Therapeutics made milestone payments totaling $20,000 pursuant to existing license agreements during the three-month period ending March 31, 2004. United Therapeutics will make royalty payments on sales of Remodulin which exceed annual net sales of $25.0 million and on all arginine products during 2004. Royalties on sales of all products in 2004 will range up to 10.0% of sales of those products.

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

     United Therapeutics believes that its existing revenues, together with existing capital resources (comprised primarily of cash, cash equivalents and marketable investments) will be adequate to fund its operations through 2006. Factors that could cause actual results of operations to differ from these expectations include the following:

•	Continued regulatory approval of Remodulin;
•	Expansion of existing regulatory approvals of Remodulin to include intravenously delivered Remodulin;
•	Additional regulatory approvals of Remodulin in other countries;
•	Retention and growth of reimbursable patients treated with Remodulin;
•	Impact of infusion site pain and infusion site reaction and other Remodulin side effects;
•	Changes in the current Remodulin pricing and dosing;
•	Changes in the length of time that Remodulin vials may be used by patients;
•	Reimbursement of Remodulin by public and private payers and the level of reimbursement;
•	Impact of other approved and investigational competitive products and changes in their pricing;
•	Impact of medical and scientific opinion on all United Therapeutics’ products;
•	Size, scope and outcome of Remodulin post-marketing Phase IV clinical studies;
•	Cost, timing and outcomes of regulatory reviews;
•	Rate of technological advances;
•	Continued performance by current Remodulin distributors;
•	Development of manufacturing resources or the establishment, continuation or termination of third-party manufacturing arrangements;
•	Development of sales and marketing resources or the establishment, continuation or termination of third-party sales and marketing arrangements;
•	Establishment, continuation or termination of third-party clinical trial arrangements;
•	Defending and enforcing intellectual property rights;
•	Future milestone and royalty payments;
•	Risks associated with acquisitions, including the ability to integrate acquired businesses;
•	Actual expenses incurred in future periods;
•	Establishment of additional strategic acquisitions or licensing arrangements; and
•	Ability of United Therapeutics to maintain and grow its telemedicine and arginine revenues.

     As of March 31, 2004, United Therapeutics had available approximately $126.9 million in net operating loss carryforwards and approximately $29.4 million in business tax credit carryforwards for federal income tax purposes that expire at various dates through 2023. The portions of these carryforward items that were generated prior to June 1999 are subject to certain limitations. United Therapeutics does not believe that the limitations will cause the net operating loss and general business credit carryforwards to expire unused.

Contractual Obligations

     At March 31, 2004, United Therapeutics had contractual obligations coming due approximately as follows (in thousands):

	Payment Due In
		Remainder	2005	2008	2010
		of	to	to	and
	Total	2004	2007	2009	Later
Capital lease obligations	$42	$17	$25	$—	$—
Operating lease obligations	5,403	851	2,402	1,436	714
Purchase obligations (1)	2,880	2,880	—	—	—
Other long-term liabilities reflected in the statement of financial position (2)	1,000	—	1,000	—	—
Milestone payments (3)	7,825	—	315	5,490	2,020

	$17,150	$3,748	$3,742	$6,926	$2,734

(1)	Purchase obligations include approximately $2.9 million related to the purchase in 2004 of a lot adjacent to United Therapeutics’ headquarters.

(2)	Other long-term liabilities include payments that will be made to Northern Therapeutics to fund United Therapeutics’ equity investment in Northern Therapeutics.

(3)	United Therapeutics has licensed certain products from other companies under certain license agreements. These agreements generally include milestone payments to be paid in cash by United Therapeutics upon the achievement of certain product development and commercialization goals set forth in each license agreement. Total milestone payments under these license agreements have been estimated based on the estimated timing of these development and commercialization goals.

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

Intangible Assets

     United Therapeutics adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), on January 1, 2002, which eliminated the amortization of goodwill. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair-value based test that is performed on October 1 of each year. United Therapeutics continually evaluates whether events and circumstances have occurred that indicate that the remaining value of goodwill may not be recoverable. At March 31, 2004, management believed that goodwill was not impaired and therefore no impairment losses have been recorded. This conclusion is based on management’s judgment, taking into consideration expectations regarding future profitability and the status of the reporting units which have reported goodwill. However, changes in strategy or adverse changes in market conditions could impact this judgment and require an impairment loss to be recognized for the amount that the carrying value of goodwill exceeds its fair value.

     Marketable Investments

     Currently, United Therapeutics invests portions of its cash in debt securities issued by federally sponsored agencies. Due to United Therapeutics’ intent and ability to hold these marketable debt investments until their maturities, these investments are reported at their amortized cost. United Therapeutics believes that it is able to hold these investments to maturity, due to the significant level of cash and cash equivalents it holds. If United Therapeutics did not have the ability and intent to hold these investments to maturity, it would have reported them in the consolidated balance sheets at their fair market values. At March 31, 2004, the amortized cost of these debt securities was approximately $48.6 million which approximates their fair values.

     Stock Options

     United Therapeutics applies the principles of APB No. 25, Accounting for Stock Issued to Employees, in accounting for its stock options issued to its employees which generally does not require that options granted to employees be expensed. Had United Therapeutics applied the fair value principles of SFAS No. 123, Accounting for Stock-Based Compensation, for its employee options, its net loss for the three-month periods ended March 31, 2004 and 2003 would have increased to approximately $4.0 million and $5.9 million, respectively, as compared to approximately $1.8 million and $3.0 million, respectively. The Financial Accounting Standards Board has indicated it will require that companies expense employee options in the future, but it has not yet finalized the timing or methods for such a change.

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

     The investment in AltaRex Medical Corp. is accounted for as an available-for-sale security because its stock is publicly traded. Available-for-sale securities are reported at their fair values in the balance sheet. Changes in their fair values are reported as other comprehensive income or loss. Declines in values that are considered other-than-temporary are reported as losses in the statement of operations. For the three-month periods ended March 31, 2004 and 2003, the investment in AltaRex was decreased by approximately $1.5 million and $342,000 to reflect its fair value at March 31, 2004 and 2003, respectively, based on quoted market prices. This decrease was reported as other comprehensive loss.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     At March 31, 2004, a substantial portion of United Therapeutics’ assets were comprised of debt securities issued by federally sponsored agencies. The market value of these investments fluctuates with changes in current market interest rates. In general, as rates increase, the market value of a debt instrument would be expected to decrease. The opposite is also true. To minimize such market risk, United Therapeutics holds such instruments to maturity at which time these instruments would be redeemed at their stated or face value. At March 31, 2004, United Therapeutics had approximately $48.6 million in debt securities issued by federally sponsored agencies with a weighted average stated interest rate of approximately 3.6% maturing through March 2012 and callable annually. The fair market value of this portfolio at March 31, 2004 was approximately $48.6 million.

Item 4. Controls and Procedures

     Based on their evaluation, as of March 31, 2004, United Therapeutics’ Chief Executive Officer and Chief Financial Officer have concluded that United Therapeutics’ disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective. There have been no changes in United Therapeutics’ internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

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

     (b) Reports on Form 8-K

     On January 26, 2004, the Registrant filed a Form 8-K dated January 26, 2004 reporting an Item 5 event and attaching a press release related thereto.

     On February 24, 2004, the Registrant filed a Form 8-K dated February 24, 2004 reporting an Item 12 event and attaching a press release related thereto.

     On March 15, 2004, the Registrant filed a Form 8-K dated March 15, 2004 reporting an Item 5 event and attaching a press release related thereto.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED THERAPEUTICS CORPORATION

Date: May 7, 2004	/s/ Martine A. Rothblatt

By: Martine A. Rothblatt
Title: Chief Executive Officer

/s/ Fred T. Hadeed

By: Fred T. Hadeed
Title: Executive Vice President for Business Development and Chief Financial Officer