Form 10-Q
period 2004-06-30
UNITED THERAPEUTICS CORP
filed 2004-08-06
CIK 1082554

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2004

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

The number of shares outstanding of the issuer’s common stock, par value $.01 per share, as of August 2, 2004 was 21,453,171.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

UNITED THERAPEUTICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2004	2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$74,481	$68,562
Accounts receivable, net of allowance of $41 for 2004 and $119 for 2003	9,703	10,151
Interest receivable	465	461
Prepaid expenses	1,738	1,874
Inventories	7,326	8,116
Due from affiliate	31	81
Other current assets	1,647	476

Total current assets	95,391	89,721

Marketable investments	38,686	48,775
Marketable investments — restricted	9,953	—
Goodwill, net	7,465	7,465
Other intangible assets, net	6,206	6,446
Property, plant and equipment, net	17,175	15,225
Investments in affiliates	5,902	7,221
Note receivable from affiliates	433	433
Note receivable from employee and other assets	2,039	4,216

Total assets	$183,250	$179,502

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,643	$4,324
Accounts payable to affiliates	—	2
Accrued expenses	7,593	5,459
Due to affiliates	984	1
Current portion of notes and capital leases payable	20	773
Other current liabilities	62	59

Total current liabilities	11,302	10,618

Notes and capital leases payable, excluding current portion	16	25
Due to affiliates	—	946
Other liabilities	1,347	148

Total liabilities	12,665	11,737

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $.01, 10,000,000 shares authorized, no shares issued	—	—
Series A junior participating preferred stock, par value $ .01, 100,000 authorized, no shares issued	—	—
Common stock, par value $.01, 100,000,000 shares authorized, 21,957,863 and 21,836,342 shares issued at June 30, 2004 and December 31, 2003, respectively, and 21,431,263 and 21,309,742 outstanding at June 30, 2004 and December 31, 2003, respectively	220	218
Additional paid-in capital	370,260	368,537
Accumulated other comprehensive income	476	1,674
Treasury stock at cost, 526,600 shares	(6,874)	(6,874)
Accumulated deficit	(193,497)	(195,790)

Total stockholders’ equity	170,585	167,765

Total liabilities and stockholders’ equity	$183,250	$179,502

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenues:
Net product sales	$17,329	$13,071	$29,975	$22,831
Service sales	970	906	2,007	1,885

Total revenues	18,299	13,977	31,982	24,716

Operating expenses:
Research and development	7,327	8,791	15,779	16,243
Selling, general and administrative	5,358	5,994	11,168	10,983
Cost of product sales	1,603	1,623	2,942	2,894
Cost of service sales	440	397	896	856

Total operating expenses	14,728	16,805	30,785	30,976

Income (loss) from operations	3,571	(2,828)	1,197	(6,260)

Other income (expense):
Interest income	674	660	1,323	1,207
Interest expense	—	(32)	(2)	(63)
Equity loss in affiliate	(111)	(212)	(238)	(407)
Other, net	6	28	13	115

Total other income (expense)	569	444	1,096	852

Income (loss) before income tax	4,140	(2,384)	2,293	(5,408)

Income tax	—	—	—	—

Net income (loss)	$4,140	$(2,384)	$2,293	$(5,408)

Net income (loss) per common share — basic	$0.19	$(0.11)	$0.11	$(0.26)

Net income (loss) per common share — diluted	$0.18	$(0.11)	$0.10	$(0.26)

Weighted average number of common shares outstanding – basic	21,390,727	21,081,970	21,360,112	21,004,103

Weighted average number of common shares outstanding – diluted	23,145,525	21,081,970	23,070,059	21,004,103

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended June 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$2,293	$(5,408)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,137	1,128
Provision for bad debt	40	(69)
Provision for inventory obsolescence	172	156
Loss on disposals of equipment	—	4
Stock and options issued in exchange for services	207	89
Amortization of discount or premium on investments	(52)	(12)
Equity loss in affiliate	238	407
Changes in operating assets and liabilities:
Accounts receivable	408	(393)
Interest receivable	(5)	(330)
Inventories	572	(331)
Prepaid expenses	136	(362)
Other assets	2,459	683
Accounts payable	(1,680)	55
Accounts payable due to affiliate	(2)	14
Accrued expenses	2,134	2,770
Due to (from) affiliates	50	(171)
Other liabilities	(283)	7

Net cash provided by (used in) operating activities	7,824	(1,763)

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,663)	(2,223)
Investment in Northern Therapeutics, Inc.	—	(1,500)
Proceeds from disposals of property, plant and equipment	816	3
Acquisition of patent rights	—	(300)
Purchases of investments and certificate of deposit	(29,813)	(34,767)
Maturities of investments	30,000	6,641

Net cash used in investing activities	(2,660)	(32,146)

Cash flows from financing activities:
Proceeds from the exercise of stock options	1,517	2,351
Principal payments on notes payable and capital lease obligations	(762)	(30)

Net cash provided by financing activities	755	2,321

Net increase (decrease) in cash and cash equivalents	5,919	(31,588)
Cash and cash equivalents, beginning of period	68,562	122,655

Cash and cash equivalents, end of period	$74,481	$91,067

Supplemental schedule of cash flow information:
Cash paid for interest	$1	$51

Noncash investing and financing activities – note payable issued for building and land	$—	$974

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004
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

     In the opinion of United Therapeutics’ management, any adjustments contained in the accompanying unaudited consolidated financial statements are of a normal recurring nature, necessary to present fairly the financial position as of June 30, 2004 and results of operations and cash flows for the three and six-month periods ended June 30, 2004 and 2003. Interim results are not necessarily indicative of results for an entire year.

3. STOCKHOLDERS’ EQUITY

     Earnings (Loss) per Common Share

     Basic earnings (loss) per common share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the respective periods. Diluted earnings (loss) per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period plus the effects of outstanding stock options that could potentially dilute earnings per share in the future. The effects of potentially dilutive stock options were calculated using the treasury stock method. Diluted earnings per share for the periods in 2004 also include the effects of 591,832 shares of common stock that will be issued in 2004 to the sellers of Medicomp, Inc. and Telemedical Procedures LLC. The effects of outstanding stock options were not included in the computation of diluted loss per share in 2003 because to do so would have been antidilutive for the periods presented. As of June 30, 2003, those options totaled approximately 876,000 shares. The components of basic and dilutive earnings (loss) per share are as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income (loss)	$4,140	$(2,384)	$2,293	$(5,408)

Weighted average outstanding shares of common stock	21,391	21,082	21,360	21,004
Dilutive effect of stock options and other items	1,755	—	1,710	—

Common stock and common stock equivalents	23,146	21,082	23,070	21,004

Earnings (loss) per share
Basic	$0.19	$(0.11)	$0.11	$(0.26)

Diluted	$0.18	$(0.11)	$0.10	$(0.26)

     Stock Option Plan

     United Therapeutics applies the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to account for its stock options. SFAS No. 123 allows companies to continue to apply the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and provide pro forma net income and pro forma earnings per share disclosures for employee stock options granted as if the fair-value-based method defined in SFAS No. 123 had been applied. United Therapeutics has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures of SFAS No. 123. United Therapeutics accounts for non-employee stock option awards in accordance with SFAS No. 123 and EITF 96-18, Accounting for Equity Instruments that are Issued to Other than Employees.

     As a result of applying APB Opinion No. 25 and related interpretations, no stock-based employee compensation expense is reflected in net loss, as all stock options granted to employees had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. In accordance with SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, the effect on net loss and net loss per share if United Therapeutics had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss), as reported	$4,140	$(2,384)	$2,293	$(5,408)

Less total stock-based employee compensation expense determined under fair value based method for all awards	(1,774)	(3,119)	(3,548)	(6,238)

Pro forma net income (loss)	$2,366	$(5,503)	$(1,255)	$(11,646)

Basic net income (loss) per common share:
As reported	$0.19	$(0.11)	$0.11	$(0.26)

Pro forma	$0.11	$(0.26)	$(0.06)	$(0.55)

Diluted net income (loss) per common share:
As reported	$0.18	$(0.11)	$0.10	$(0.26)

Pro forma	$0.10	$(0.26)	$(0.05)	$(0.55)

     During the six months ended June 30, 2004, options to purchase 121,521 shares were exercised.

4. INVENTORIES

     United Therapeutics manufactures certain compounds and purchases medical supplies for use in its product sales and ongoing clinical trials. United Therapeutics purchases cardiac monitoring equipment and supplies and also contracts with a third party manufacturer to make the HeartBar® products. These inventories are accounted for under the first-in, first-out method and are carried at lower of cost or market.

     At June 30, 2004 and December 31, 2003, inventories consisted of the following, net of reserves of approximately $365,100 and $321,000 at June 30, 2004 and December 31, 2003, respectively (in thousands):

	June 30,	December 31,
	2004	2003
Remodulin:
Raw materials	$477	$172
Work in progress	4,256	4,971
Finished goods	1,160	921
Remodulin delivery pumps and medical supplies	1,002	1,544
Cardiac monitoring components and supplies	64	211
HeartBar product line	367	297

Total inventories	$7,326	$8,116

5. GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill and other intangible assets were comprised as follows (in thousands):

	As of June 30, 2004			As of December 31, 2003
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Goodwill	$9,072	$(1,607)	$7,465	$9,072	$(1,607)	$7,465

Intangible assets:
Noncompete agreements	$273	$(273)	$—	$273	$(273)	$—
Trademarks	2,802	(861)	1,941	2,802	(738)	2,064
Technology and patents	6,164	(1,899)	4,265	6,164	(1,782)	4,382

Total intangible assets	$9,239	$(3,033)	$6,206	$9,239	$(2,793)	$6,446

     Total amortization expense for the six-month periods ended June 30, 2004 and 2003 was approximately $240,000 and $423,000, respectively. As of January 1, 2004, the aggregate amortization expense related to these intangible assets for each of the following five years is estimated as follows (in thousands):

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

     Segment information as of and for the three months ended June 30, 2004 and 2003 was as follows (in thousands):

	Three Months Ended June 30,
	2004			2003
			Consolidated			Consolidated
	Pharmaceutical	Telemedicine	Totals	Pharmaceutical	Telemedicine	Totals
Revenues from external customers	$16,979	$1,320	$18,299	$12,947	$1,030	$13,977
Income (loss) before income tax	4,286	(146)	4,140	(1,534)	(850)	(2,384)
Interest income	672	2	674	658	2	660
Interest expense	—	—	—	(31)	(1)	(32)
Depreciation and amortization	(395)	(133)	(528)	(303)	(276)	(579)
Equity loss in affiliate	(111)	—	(111)	(212)	—	(212)
Total investment in equity method investees	3,344	—	3,344	4,033	—	4,033
Expenditures for long-lived assets	3,059	140	3,199	1,153	9	1,162
Goodwill, net	1,287	6,178	7,465	1,287	6,178	7,465
Total assets	173,593	9,657	183,250	174,353	10,315	184,668

     Segment information as of and for the six months ended June 30, 2004 and 2003 was as follows (in thousands):

	Six Months Ended June 30,
	2004			2003
			Consolidated			Consolidated
	Pharmaceutical	Telemedicine	Totals	Pharmaceutical	Telemedicine	Totals
Revenues from external customers	$29,495	$2,487	$31,982	$22,586	$2,130	$24,716
Income (loss) before income tax	2,971	(678)	2,293	(3,831)	(1,577)	(5,408)
Interest income	1,319	4	1,323	1,203	4	1,207
Interest expense	(1)	(1)	(2)	(61)	(2)	(63)
Depreciation and amortization	(756)	(381)	(1,137)	(581)	(547)	(1,128)
Equity loss in affiliate	(238)	—	(238)	(407)	—	(407)
Total investment in equity method investees	3,344	—	3,344	4,033	—	4,033
Expenditures for long-lived assets	3,365	298	3,663	2,176	47	2,223
Goodwill, net	1,287	6,178	7,465	1,287	6,178	7,465
Total assets	173,593	9,657	183,250	174,353	10,315	184,668

     The segment information shown above equals the consolidated totals when combined. These consolidated totals equal the amounts reported in the consolidated financial statements without further reconciliation for those categories which are reported in the consolidated financial statements. There are no inter-segment transactions.

     For the six month periods ended June 30, 2004 and 2003 approximately 84% and 91% of United Therapeutics revenues were earned from customers located in the United States, respectively.

7. COMPREHENSIVE INCOME (LOSS)

     SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income (loss) and its components. SFAS No. 130 requires, among other things, that unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments be included in other comprehensive income (loss). The following statement presents comprehensive income (loss) for the three and six months ended June 30, 2004 and 2003 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss)	$4,140	$(2,384)	$2,293	$(5,408)
Other comprehensive income (loss):
Foreign currency translation adjustment	(6)	(3)	(80)	(33)
Unrealized gain (loss) on available-for-sale securities	394	1,151	(1,118)	808

Comprehensive income (loss)	$4,528	$(1,236)	$1,095	$(4,633)

8. LAND

     At December 31, 2003, approximately $2.8 million was placed in an escrow account pending settlement on the acquisition of a lot adjacent to United Therapeutics’ headquarters to be used to construct a new laboratory facility. This escrow was included in non-current other assets in the accompanying consolidated balance sheet at December 31, 2003. On June 25, 2004, United Therapeutics completed the acquisition of the lot and paid approximately $2.9 million from escrow and cash.

9. LABORATORY OPERATING LEASE

     In June 2004, United Therapeutics entered into a synthetic operating lease and related agreements with Wachovia Development Corporation and its affiliates (Wachovia) to fund the construction of a laboratory facility in Silver Spring, Maryland for use in the Remodulin and OvaRex programs. Under these agreements, Wachovia will fund up to $32.0 million towards the construction of the laboratory facility on ground owned by United Therapeutics. The construction phase will commence in 2004 and is expected to be completed in late 2005. Following construction, Wachovia will lease the laboratory facility to United Therapeutics with a term ending in May 2011. Under the 99 year ground lease, Wachovia will pay fair value rent to United Therapeutics for use of the land both during the construction phase and after the laboratory lease is terminated. During the term of the laboratory lease, Wachovia will pay $1 per year to United Therapeutics for use of the land.

     Upon completion of the construction, Wachovia will receive rents from United Therapeutics generally based on applying the 30-day LIBOR rate plus approximately 55 basis points to the amount funded by Wachovia towards the construction of the laboratory. These rents will be paid monthly from the time that the laboratory construction is completed until the termination of the lease in May 2011. Upon termination of the lease, United Therapeutics will generally have the option of renewing the lease (subject to the approval of both parties), purchasing the laboratory at a price approximately equal to the funded construction cost or selling it and repaying Wachovia the cost of its construction. United Therapeutics has guaranteed that if the laboratory is sold, Wachovia will receive at least 86 percent of the amount it funded towards the construction, as further discussed below.

     In addition, United Therapeutics agreed to pledge, as collateral, a portion of its marketable investments to secure its lease obligations. At June 30, 2004, approximately $10.0 million of marketable investments was pledged as collateral and are reported as restricted marketable investments in the balance sheet.

     United Therapeutics anticipates that rent payments will commence in late 2005, after completion of construction, and continue through termination of the lease in May 2011. In addition, pursuant to the 99 year ground lease, Wachovia has paid to United Therapeutics ground rent totaling approximately $307,000 that will be recognized in income ratably through May 2011.

     The lease and other agreements with Wachovia require that, among other things, United Therapeutics maintain a consolidated current ratio of not less than 1.2:1.0 and a consolidated net worth of at least $70.0 million. The agreements contain other covenants and conditions which must be complied with by United Therapeutics throughout the construction and lease periods and upon termination of the lease. If United Therapeutics is unable to comply with these covenants and conditions, the agreements could terminate if the noncompliance was uncured and the parties could not agree otherwise.

     If, at the end of the lease term, United Therapeutics does not renew the lease or purchase the improvements, then the facility will be sold to a third party. In that event, United Therapeutics has guaranteed that Wachovia will receive a guaranteed minimum residual value for the laboratory facility. This guaranteed residual is generally equal to 86 percent of the amount funded by Wachovia towards construction. The maximum potential amount of this guarantee is approximately $27.5 million, equivalent to 86 percent of expected total construction costs of $32.0 million. United Therapeutics believes that, at the conclusion of the lease, the improvements to be constructed will have a fair market value in excess of this guaranteed residual value amount and that any such sales proceeds would exceed the amount of the guarantee. As a result, United Therapeutics believes that no payments under the guarantee will be required and United Therapeutics’ collateral will be returned in full.

     FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, requires that the fair value of the residual value guarantee be reported as a liability in United Therapeutics’ balance sheet, regardless of whether an event triggering the payment of the guarantee has occurred. In accordance with FIN 45, United Therapeutics has reported this guarantee as a non-current asset (prepaid rent) and non-current liability (other liability). The prepaid rent and guarantee liability will be amortized in a straight-line manner over the term of the lease. At June 30, 2004, approximately $2.2 million towards the laboratory’s development had been incurred and funded by Wachovia. At June 30, 2004, the value of the guarantee reported in the balance sheet was approximately $839,000.

     United Therapeutics has concluded that it is not required to consolidate Wachovia pursuant to FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities as United Therapeutics does not have a controlling financial interest in Wachovia. In accordance with the guidance in Statement of Financial Accounting Standards No. 13, Accounting for Leases, EITF No. 97-1, Implementation Issues in Accounting for Lease Transactions, Including Those Involving Special-Purpose Entities, EITF No. 97-10, The Effect of Lessee Involvement in Asset Construction, and FIN 46, United Therapeutics has determined that the lease is properly classified as an operating lease for accounting purposes.

10. INCOME TAXES

     United Therapeutics did not incur tax expense for the three and six month periods in 2004 generally as a result of the availability of deductions for tax purposes which will offset any net income for these periods. As of June 30, 2004, United Therapeutics had available approximately $124.0 million in net operating loss carryforwards and approximately $29.6 million in business tax credit carryforwards for federal income tax purposes that expire at various dates through 2023. The portions of these carryforward items that were generated prior to June 1999 are subject to certain limitations. United Therapeutics does not believe that the limitations will cause the net operating loss and general business credit carryforwards to expire unused.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the consolidated financial statements and related notes appearing in United Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2003. The following discussion contains forward-looking statements made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995 concerning, among other things, the pricing of Remodulin, the rate of patient consumption of Remodulin, the impacts of price changes and changes in patient consumption of Remodulin on future revenues, the timing, impact, materiality and outcome of under-reimbursement by Medicare, the continuation of services by distributors under existing agreements, the transfer of patients between distributors, the funding of operations from future revenues, the expectation of continued profits or losses, expectations concerning milestone and royalty payments in 2004, the use of net operating loss carryforwards and business tax credit carryforwards, the completion of in-process research and development products, the outcome and timing of new and continuing regulatory approvals, the expected levels and timing of Remodulin sales, the adequacy of United Therapeutics’ resources to fund operations through 2006, the timing and level of spending to construct a laboratory production facility, the potential impacts of new accounting standards, as well as statements preceded by, followed by or that include the words “believes”, “expects”, “anticipates”, “intends”, “estimates”, “may” or similar expressions. These statements are based on the beliefs and expectations of United Therapeutics as to future outcomes and are subject to risks and uncertainties that could cause United Therapeutics’ results to differ materially from anticipated results. Factors that could cause or contribute to such differences include those discussed below and the risks described in United Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2003 and the other cautionary statements, cautionary language and risk factors set forth in United Therapeutics’ other reports and documents filed with the Securities and Exchange Commission. United Therapeutics undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise.

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

     United Therapeutics Products and Services

     United Therapeutics’ lead product is Remodulin. On May 21, 2002, the United States Food and Drug Administration (FDA) approved Remodulin (treprostinil sodium) Injection for the treatment of pulmonary arterial hypertension in patients with NYHA class II-IV symptoms to diminish symptoms associated with exercise. Pulmonary arterial hypertension is a life-threatening condition characterized by elevated blood pressures between the heart and lungs. United Therapeutics agreed with the FDA that it would perform a post-marketing Phase IV clinical study to further assess the clinical benefits of Remodulin. The Phase IV study commenced in late 2002 and the final study report must be submitted to the FDA by December 2005. Continued FDA approval is conditioned on the completion and outcome of the Phase IV study. Remodulin is also approved for use in Canada, Israel and Australia. In December 2003, Switzerland announced that it would approve Remodulin pending final labeling and a commitment to perform a drug interaction study. Marketing authorization applications for the approval of Remodulin in France, Poland and other countries are under review.

     United Therapeutics has generated pharmaceutical revenues from sales of Remodulin and arginine products in the United States and other countries. In addition, United Therapeutics has generated non-pharmaceutical revenues from telemedicine products and services, primarily designed for patients with cardiac arrhythmias and ischemic heart disease, in the United States. United Therapeutics has funded its operations from the proceeds of sales of its common stock and from revenues from the sales of its products and services.

     Remodulin Marketing and Sales

     Remodulin is sold and marketed to patients in the United States by Accredo Therapeutics, Inc., Priority Healthcare Corporation and Caremark, Inc. and outside of the United States by international distributors. United Therapeutics sells Remodulin in bulk shipments to these distributors. The timing and extent of United Therapeutics’ sales of Remodulin are impacted by the timing and extent of these bulk orders from distributors. Bulk orders placed by distributors are determined by them, based on their estimates of the amount of drug required for current and newly starting patients, as well as an inventory equivalent to approximately thirty to sixty days demand as a contingent supply since discontinuation of therapy can be life-threatening to patients. Therefore, sales of Remodulin to distributors in any given quarter may not be indicative of patient demand in that quarter. Sales of Remodulin and Remodulin delivery pumps and supplies are recognized as revenue when delivered to the distributors. As of June 30, 2004, approximately 815 patients were receiving Remodulin therapy worldwide, of whom approximately 700 were paying for Remodulin (reimbursable patients). Virtually all of the patients who do not yet pay for Remodulin (non-reimbursable patients) reside in countries where Remodulin has not yet been approved.

     Future Prospects

     While United Therapeutics was profitable in the three months ended June 30, 2004, it incurred net losses for all periods since inception and through March 31, 2004. At June 30, 2004, United Therapeutics had an accumulated deficit of approximately $193.5 million. United Therapeutics may continue to incur net losses and cannot provide assurances that, in the future, it will be profitable. Future profitability will depend on many factors, including the price, level of sales, level of reimbursement by public and private insurance payers, and the number of patients using Remodulin and other currently commercialized products, as well as the results and costs of research and development projects.

Major Research and Development Projects

     Cardiovascular Disease Programs

     Remodulin was approved by the FDA in May 2002 for the treatment of pulmonary arterial hypertension in NYHA Class II-IV patients to diminish symptoms associated with exercise. A condition of FDA approval is that a Phase IV clinical study must be completed with a final study report submitted to the FDA by December 2005. The Phase IV study is currently being enrolled. Remodulin was also approved in Canada, Israel and Australia for similar uses. Regulatory applications and reviews of Remodulin for pulmonary arterial hypertension are ongoing in other countries. Material net cash inflows from the sales of Remodulin for pulmonary arterial hypertension commenced in May 2002 after FDA approval was received.

     Remodulin is also being evaluated for the treatment of critical limb ischemia (the advanced stage of vascular disease affecting blood vessels in the legs). United Therapeutics has completed one Phase II clinical study and an additional clinical study is underway. United Therapeutics is also developing Remodulin as an intravenous therapy for pulmonary arterial hypertension. In 2003, United Therapeutics filed an investigational new drug application and performed animal toxicology and human bioequivalence studies to support intravenous use of Remodulin. Based on positive results of these studies, in January 2004, United Therapeutics filed a supplemental New Drug Application (sNDA) with the FDA for intravenous use of Remodulin in pulmonary arterial hypertension. The sNDA is currently under review by the FDA. Additionally, United Therapeutics is in early stages of developing oral and inhaled formulations of Remodulin. United Therapeutics incurred expenses of approximately $3.9 million and $2.9 million in the three-month periods ended June 30, 2004 and 2003, respectively, and approximately $9.0 million and $4.7 million in the six-month periods ended June 30, 2004 and 2003, respectively, on Remodulin development. Approximately $133.6 million in expenses from inception to June 30, 2004 has been incurred for Remodulin.

     Cancer Disease Programs

     United Therapeutics’ monoclonal antibody immunotherapies were licensed in April 2002 from AltaRex Medical Corp. OvaRex® MAb is the lead product and is currently being studied in two identical Phase III clinical trials in advanced ovarian cancer patients. These studies commenced in January 2003 and are expected to require two to three years to become fully enrolled. United Therapeutics incurred expenses of approximately $1.9 million and $2.2 million in the three-month periods ended June 30, 2004 and 2003, respectively, and approximately $3.7 million and $3.9 million in the six-month periods ended June 30, 2004 and 2003, respectively, on OvaRex development. Approximately $20.1 million from inception to June 30, 2004 has been incurred on OvaRex development.

     Infectious Disease Programs

     United Therapeutics’ infectious disease program includes drug candidates in the preclinical and clinical stages of testing. The drugs in this program are being developed for hepatitis C, hepatitis B and other infectious diseases. The first candidate for hepatitis C, UT-231B, completed acute and chronic Phase I clinical dosing studies to assess safety in healthy volunteers in early 2003. Phase II clinical studies in patients infected by hepatitis C were initiated in July 2003 and became fully enrolled in June 2004. United Therapeutics incurred expenses of approximately $772,900 and $2.7 million in the three-month periods ended June 30, 2004 and 2003, respectively, and approximately $1.4 million and $5.4 million in the six-month periods ended June 30, 2004 and 2003, respectively, for its infectious disease programs. Approximately $29.8 million from inception to June 30, 2004 has been incurred for infectious disease programs.

     Project Risks

     Due to the inherent uncertainties involved in the drug development, regulatory review and approval processes, the anticipated completion dates, the cost of completing the research and development and the period in which material net cash inflows from these projects are expected to commence are not known or estimable. There are many risks and uncertainties associated with completing the development of the products discussed above, including the following:

•	Products may fail in clinical studies;
•	Hospitals, physicians and patients may not be willing to participate in clinical studies;
•	The drugs may not be safe and effective or may not be perceived as safe and effective;
•	Other approved or investigational therapies may be viewed as safer, more effective or more convenient;
•	Patients may experience severe side effects during treatment;
•	Patients may die during the clinical study because their disease is too advanced or because they experience medical problems that are not related to the drug being studied;
•	Patients may not enroll in the studies at the rate United Therapeutics expects;
•	The FDA and foreign regulatory authorities may delay or withhold approvals to commence clinical trials or to manufacture drugs;
•	The FDA and foreign regulatory authorities may request that additional studies be performed;
•	Higher than anticipated costs may be incurred due to the high cost of contractors for drug manufacture, research and clinical trials;
•	Drug supplies may not be sufficient to treat the patients in the studies; and
•	The results of preclinical testing may cause delays in clinical trials.

     If these projects are not completed in a timely manner, regulatory approvals would be delayed and United Therapeutics’ operations, liquidity and financial position could suffer. Without regulatory approvals, United Therapeutics could not commercialize and sell these products and, therefore, potential revenues and profits from these products would be delayed or impossible to achieve.

Financial Position

     Cash, cash equivalents and marketable investments at June 30, 2004 were approximately $123.1 million as compared to approximately $117.3 million at December 31, 2003. The increase was due primarily to cash provided by operations of approximately $7.8 million and proceeds from the exercise of stock options totaling approximately $1.5 million during the six months ended June 30, 2004, offset by the $2.9 million purchase of the lot adjacent to United Therapeutics headquarters.

     Other non-current assets at June 30, 2004, were approximately $2.0 million, as compared to approximately $4.2 million at December 31, 2003. Included in this amount at December 31, 2003 was an escrow of approximately $2.8 million which was used in June 2004 to purchase a lot adjacent to United Therapeutics headquarters that was leased to Wachovia as part of the arrangements related to the construction of a laboratory facility discussed below.

     Total liabilities at June 30, 2004 were approximately $12.7 million, as compared to total liabilities of approximately $11.7 million at December 31, 2003 and consisted primarily of trade payables, accrued expenses and amounts due to affiliates. The increase was due primarily to a guarantee of approximately $839,000 reported at June 30, 2004 related to the laboratory construction and lease arrangements discussed below under “—Off Balance Sheet Arrangement.”

     Total stockholders’ equity at June 30, 2004 was approximately $170.6 million, as compared to $167.8 million at December 31, 2003. The increase in stockholders’ equity of approximately $2.8 million was due primarily from the net income earned during the six-month period ended June 30, 2004 and the proceeds from exercises of stock options. The increase was offset by the decrease in the fair market value of the investment in AltaRex which was reported in accumulated other comprehensive income.

Results of Operations

     Three months ended June 30, 2004 and 2003

	Revenues for the three months ended (in thousands)
	June 30, 2004	June 30, 2003
Remodulin	$16,238	$11,729
Remodulin pumps and supplies	613	613
Telemedicine services and other products	1,448	1,635

Total revenues	$18,299	$13,977

     Revenues for the three months ended June 30, 2004 were approximately $18.3 million, as compared to approximately $14.0 million for the three months ended June 30, 2003. The increase of approximately $4.3 million was due primarily to growth in patients using Remodulin and the price increase discussed below. The impact of the price change was to increase revenues from Remodulin by approximately $3.6 million for the three months ended June 30, 2004.

     Remodulin is sold to distributors in the United States at an agreed-upon discount from the published average wholesale price (AWP) and to international distributors at an agreed-upon transfer price. In 2003, the published AWP of Remodulin was $65.00 per milligram (mg) for the 1.0 mg, 2.5 mg and 5.0 mg concentrations and $39.00 per mg for the 10.0 mg concentration. In the first quarter of 2004, the published AWP for the 10.0 mg concentration was increased to $65.00 per mg to achieve uniform pricing. Also during the first quarter of 2004, United Therapeutics informed prescribers of Remodulin that based on laboratory studies completed in late 2003, vials containing Remodulin remain stable for up to 30 days from their first use. Previously, the period of stability had been established at 14 days. Therefore, patients are expected to use Remodulin vials for longer than 14 days and, accordingly, consume fewer vials annually. The 10.0 mg concentration price increase discussed above could increase future net sales of Remodulin, while the increase in the period of stability could decrease future net sales of Remodulin.

     At June 30, 2004, approximately one-quarter of all reimbursable Remodulin patients were beneficiaries under Medicare. At June 30, 2004, Medicare was reimbursing distributors for Remodulin sold to Medicare patients at a payment level that was significantly less than the acquisition price paid by these distributors to United Therapeutics. This under-reimbursement by Medicare is occurring with respect to approximately one-half of the Medicare patients, comprising only those patients using the 10.0 mg/mL concentration vials, across all four Medicare payment regions and all patients in one of the Medicare payment regions. As a result of this under-reimbursement, distributors are generally incurring losses on their sales of Remodulin related to Medicare beneficiaries. The largest of United Therapeutics’ three United States distributors has indicated that it will not be willing to continue selling Remodulin unless United Therapeutics assures the distributor that it will not incur losses on their Medicare patients. If this distributor ceases selling Remodulin, United Therapeutics expects that the patients would transfer to the services of one of the remaining distributors and continue to use Remodulin. United Therapeutics believes that this under-reimbursement is inconsistent with rules published by the Centers for Medicare and Medicaid Services (CMS) and is working with CMS and the distributors to correct this under-reimbursement situation. If the outcome is not satisfactorily resolved, then this under-reimbursement could result in decreased future net sales of Remodulin by United Therapeutics. However, there can be no assurances at this time as to the timing, impact, materiality or ultimate outcome of this changing situation.

     Research and development expenses consist primarily of salaries and related expenses, costs to acquire pharmaceutical products and product rights for development and amounts paid to contract research organizations, hospitals and laboratories for the provision of services and materials for drug development and clinical trials. Research and development expenses were approximately $7.3 million for the three months ended June 30, 2004, as compared to approximately $8.8 million for the three months ended June 30, 2003. The decrease of approximately $1.5 million was due primarily to reduced expenses of approximately $1.9 million in the infectious disease program and approximately $296,000 in the cancer program, offset by increased expenses of approximately $1.0 million for the Remodulin related programs.

     Selling, general and administrative expenses consist primarily of salaries, travel, office expenses, insurance, professional fees, provision for doubtful accounts receivable, depreciation and amortization. Selling, general and administrative expenses were approximately $5.4 million for the three months ended June 30, 2004, as compared to approximately $6.0 million for the three months ended June 30, 2003. The decrease of approximately $636,000 was due primarily to decreased sales and marketing expenses related mostly to arginine products.

     Cost of product sales consists of the costs to manufacture or acquire products that are sold to customers. Cost of service sales consists of the salaries and related overhead necessary to provide services to customers. Cost of product sales was approximately 9% of product sales for the three months ended June 30, 2004, as compared to cost of product sales of approximately 12% for the three months ended June 30, 2003. This improvement in gross margin from product sales was due primarily to increased Remodulin sales. Cost of service sales was approximately 45% of service sales for three months ended June 30, 2004, which is consistent with the cost of service sales of approximately 44% for the three months ended June 30, 2003.

     Interest income for the three months ended June 30, 2004 was approximately $674,000, which is consistent with interest income of approximately $660,000 for the three months ended June 30, 2003.

     Six months ended June 30, 2004 and 2003

	Revenues for the six months ended (in thousands)
	June 30, 2004	June 30, 2003
Remodulin	$27,807	$20,275
Remodulin pumps and supplies	1,384	1,044
Telemedicine services and other products	2,791	3,397

Total revenues	$31,982	$24,716

     Revenues for the six months ended June 30, 2004 were approximately $32.0 million, as compared to approximately $24.7 million for the six months ended June 30, 2003. The increase of approximately $7.3 million was due primarily to growth in patients using Remodulin and the price increase discussed above. The impact of the price change was to increase revenues from Remodulin by approximately $4.2 million for the six months ended June 30, 2004.

     Research and development expenses were approximately $15.8 million for the six months ended June 30, 2004, as compared to approximately $16.2 million for the six months ended June 30, 2003. During the six months ended June 30, 2004, expenses for Remodulin related programs increased by approximately $4.3 million while expenses for the infectious disease and cancer programs were reduced by approximately $3.9 million and $217,000, respectively, as compared to the same period in 2003. The remaining decrease in total research and development expenses of approximately $680,000 was related to reduced expenses in other programs.

     Selling, general and administrative expenses were approximately $11.2 million for the six months ended June 30, 2004, as compared to the approximately $11.0 million for the six months ended June 30, 2003. The increase was due primarily to increases in professional fees and insurance of approximately $603,000, offset by decreases of approximately $166,000 in sales and marketing expenses related mostly to arginine products.

     Cost of product sales was approximately 10% of product sales for the six months ended June 30, 2004, as compared to approximately 13% for the six months ended June 30, 2003. This improvement in gross margin from product sales was due primarily to increased Remodulin sales. Cost of service sales was approximately 45% of service sales for the six months ended June 30, 2004, which is consistent with the cost of service sales of approximately 45% for the six months ended June 30, 2003.

     Interest income for the six months ended June 30, 2004 was approximately $1.3 million, which is consistent with interest income of approximately $1.2 million for the six months ended June 30, 2003.

In-Process Research & Development

     During 2000, United Therapeutics acquired the assets of Medicomp, Inc. in a purchase transaction that resulted in a write-off of in-process research and development related to in-process projects that had not yet reached technological feasibility and had no alternative future uses. At the acquisition date, Medicomp was conducting design, development, engineering and testing activities associated with the completion of a number of new technological innovations for next-generation products. Medicomp completed the development of its automatic trigger heart monitor during 2004. The new CardioPAL AI monitor utilizes this technology and its launch is currently underway. Medicomp was also pursuing development of a wireless heart monitor system. During 2004, United Therapeutics determined that alternative wireless technologies existed that could be utilized more feasibly than the technology acquired from Medicomp. Therefore, the wireless heart monitor project as acquired from Medicomp will not be completed but will, instead, utilize third-party wireless technologies. This change is not expected to have a material impact on United Therapeutics.

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

     United Therapeutics’ working capital at June 30, 2004 was approximately $84.1 million, which is consistent with approximately $79.1 million at December 31, 2003. Current liabilities at June 30, 2004 were approximately $11.3 million, which is consistent with approximately $10.6 million at December 31, 2003. United Therapeutics’ debt at June 30, 2004 was approximately $36,000 and consisted of equipment leases as compared with $798,000 at December 31, 2003. At December 31, 2003, total debt included a mortgage note totaling approximately $750,000 which was paid off in January 2004.

     Net cash provided by operating activities was approximately $7.8 million for the six-month period ended June 30, 2004 as compared to net cash used in operating activities of approximately $1.8 million for the six-month period ended June 30, 2003. The increase in cash provided by operating activities is due primarily to a reduction in net loss and increased cash collections related to sales of Remodulin. For the six-month periods ended June 30, 2004 and 2003, United Therapeutics invested approximately $3.7 million and $2.2 million, respectively, in cash for property, plant and equipment. In June 2004, United Therapeutics completed its purchase of a lot adjacent to its Silver Spring, Maryland headquarters for approximately $2.9 million.

     United Therapeutics made milestone payments totaling $20,000 pursuant to existing license agreements during the six-month period ending June 30, 2004. United Therapeutics will make royalty payments on sales of Remodulin which exceed annual net sales of $25.0 million and on all arginine products during 2004. Royalties on sales of all products in 2004 will range up to 10.0% of sales of those products.

     In December 2000, a subsidiary of United Therapeutics acquired the assets of Medicomp, Inc. and Telemedical Procedures, LLC (together referred to as Medicomp). Under terms of the acquisition agreement, United Therapeutics is required to issue additional shares to the sellers because the average closing price of United Therapeutics’ common stock over the 30 calendar days prior to the third anniversary of the acquisition was less than $70.00 per share. It is expected that 591,832 shares of United Therapeutics’ common stock will be issued to the sellers in 2004 in satisfaction of this obligation.

     United Therapeutics believes that its existing revenues, together with existing capital resources (comprised primarily of cash, cash equivalents and marketable investments) will be adequate to fund its operations through 2006. Factors that could cause actual results of operations to differ from these expectations include the following:

•	Continued regulatory approval of Remodulin;
•	Expansion of existing regulatory approvals of Remodulin to include intravenously delivered Remodulin;
•	Additional regulatory approvals of Remodulin in other countries;
•	Retention and growth of reimbursable patients treated with Remodulin;
•	Impact of infusion site pain and infusion site reaction and other Remodulin side effects;
•	Changes in the current Remodulin pricing and dosing;
•	Changes in the length of time that Remodulin vials may be used by patients;
•	Reimbursement of Remodulin by public and private payers and the level of reimbursement;
•	Impact of other approved and investigational competitive products and changes in their pricing;
•	Changes in prescribers’ opinions about Remodulin;
•	Impact of medical and scientific opinion on all United Therapeutics’ products;
•	Size, scope and outcome of Remodulin post-marketing Phase IV clinical studies;
•	Cost, timing and outcomes of regulatory reviews;
•	Rate of technological advances;
•	Continued performance by Remodulin distributors under existing agreements;
•	Development of manufacturing resources or the establishment, continuation or termination of third-party manufacturing arrangements;
•	Development of sales and marketing resources or the establishment, continuation or termination of third-party sales and marketing arrangements;
•	Establishment, continuation or termination of third-party clinical trial arrangements;
•	Defending and enforcing intellectual property rights;
•	Future milestone and royalty payments;
•	Risks associated with acquisitions, including the ability to integrate acquired businesses;
•	Actual expenses incurred in future periods;
•	Establishment of additional strategic acquisitions or licensing arrangements; and
•	Ability of United Therapeutics to maintain and grow its telemedicine and arginine revenues.

     United Therapeutics did not incur tax expense for the three and six month periods in 2004 generally as a result of the availability of deductions for tax purposes which will offset any net income for these periods. As of June 30, 2004, United Therapeutics had available approximately $124.0 million in net operating loss carryforwards and approximately $29.6 million in business tax credit carryforwards for federal income tax purposes that expire at various dates through 2023. The portions of these carryforward items that were generated prior to June 1999 are subject to certain limitations. United Therapeutics does not believe that the limitations will cause the net operating loss and general business credit carryforwards to expire unused.

Off Balance Sheet Arrangement

     In June 2004, United Therapeutics entered into a synthetic operating lease and related agreements with Wachovia Development Corporation and its affiliates (Wachovia) to fund the construction of a laboratory facility in Silver Spring, Maryland. Under these agreements, Wachovia will fund up to $32.0 million towards the construction of the laboratory facility on ground owned by United Therapeutics. The construction phase will commence in 2004 and is expected to be completed in late 2005. Following construction, Wachovia will lease the laboratory facility to United Therapeutics with a term ending in May 2011. Under the 99 year ground lease, Wachovia will pay fair value rent to United Therapeutics for use of the land both during the construction phase and after the laboratory lease is terminated. During the term of the laboratory lease, Wachovia will pay $1 per year to United Therapeutics for use of the land.

     Upon completion of the construction, Wachovia will receive rents from United Therapeutics generally based on applying the 30-day LIBOR rate plus approximately 55 basis points to the amount funded by Wachovia towards the construction of the laboratory. These rents will be paid monthly from the time that the laboratory construction is completed until the termination of the lease in May 2011. Upon termination of the lease, United Therapeutics will generally have the option of renewing the lease (subject to approval of both parties), purchasing the laboratory at a price approximately equal to the funded construction cost or selling it and repaying Wachovia the cost of its construction. United Therapeutics has guaranteed that if the laboratory is sold, Wachovia will receive at least 86 percent of the amount it funded towards the construction.

     In addition, United Therapeutics agreed to pledge, as collateral, a portion of its marketable investments to secure its lease obligations. At June 30, 2004, approximately $10.0 million of marketable investments was pledged as collateral and are reported as restricted marketable investments in the balance sheet.

     This arrangement allows United Therapeutics to construct its laboratory facility without using its own working capital. United Therapeutics will manage the construction and incur construction costs. Wachovia will then reimburse these construction costs each month as they are incurred. United Therapeutics will make rent payments to Wachovia starting when construction of the facility is completed and through lease termination in May 2011. There will not be any depreciation expense associated with the laboratory facility, since these improvements will be owned by Wachovia. The amount of rent to be paid to Wachovia will vary as it is tied to the then current 30-day LIBOR rate plus approximately 55 basis points. As this rate increases, so will the rents to be paid. Similarly, if this rate decreases, then the amount of rent to be paid to Wachovia will also decrease.

     United Therapeutics anticipates that rent payments will commence in late 2005, after completion of construction, and last through termination of the lease in May 2011. Based on construction costs of up to approximately $32.0 million and the current effective rate of approximately 1.8 percent (equivalent to the current 30-day LIBOR rate plus approximately 55 basis points), the rents to be paid could approximate $600,000 annually. In addition, Wachovia has paid to United Therapeutics ground rent totaling approximately $307,000 that will be recognized in income ratably until May 2011.

     United Therapeutics has guaranteed a minimum residual value of the laboratory facility. This guaranteed residual is generally equal to 86 percent of the amount funded by Wachovia towards construction. If, at the end of the lease term, United Therapeutics does not renew the lease or purchase the improvements, then the building will be sold to a third party. In that event, United Therapeutics has guaranteed that Wachovia will receive at least this residual value amount. The maximum potential amount of this guarantee is approximately $27.5 million, equivalent to 86 percent of expected total construction costs of $32.0 million. United Therapeutics believes that, at the conclusion of the lease, the improvements to be constructed will have a fair market value in excess of this guaranteed residual value amount. United Therapeutics has estimated the fair value of this guarantee liability at approximately $839,000 and has included this amount as a non-current liability in its balance sheet at June 30, 2004.

     The lease and other agreements with Wachovia require that, among other things, United Therapeutics maintain a consolidated current ratio of not less than 1.2:1.0 and a consolidated net worth of at least $70.0 million. The agreements contain other covenants and conditions with which United Therapeutics must comply throughout the construction and lease periods and upon termination of the lease. If United Therapeutics was unable to comply with these covenants and conditions, the agreements could terminate if the noncompliance was uncured and the parties could not agree otherwise. A termination of these agreements could result in United Therapeutics acquiring the improvements from Wachovia or the loss of its liquid collateral. If the agreements are terminated during the construction period due to United Therapeutics’ default, then United Therapeutics could be required to purchase the improvements. During construction, the amount United Therapeutics would be required to pay would generally be limited to 89.9 percent of the construction costs.

Contractual Obligations

     At June 30, 2004, United Therapeutics had contractual obligations coming due approximately as follows (in thousands):

	Payment Due In
		Remainder	2005	2008	2010
		of	to	to	and
	Total	2004	2007	2009	Later
Capital lease obligations	$36	$20	$16	$—	$—
Operating lease obligations (1)	8,495	575	4,623	2,259	1,038
Purchase obligations	—	—	—	—	—
Other long-term liabilities reflected in the statement of financial position (2)	1,839	—	1,000	—	839
Milestone payments (3)	7,825	—	315	5,490	2,020

	$18,195	$595	$5,954	$7,749	$3,897

(1)	Operating lease obligations include the estimated lease payments on the laboratory facility being constructed in Silver Spring, Maryland. The lease is expected to commence in late 2005 and will expire in May 2011. The lease payments will generally be equal to applying the current 30-day LIBOR rate plus approximately 55 basis points to the cost of the construction of the laboratory. Upon termination of the lease, United Therapeutics will generally have the option of renewing the lease, purchasing the laboratory or selling it and repaying Wachovia the cost of its construction. United Therapeutics has guaranteed that if the laboratory is sold, Wachovia will receive at least 86 percent of the amount it funded towards the construction. It is estimated that the laboratory will cost approximately $32.0 million to construct and the guarantee is estimated at approximately $27.5 million. The estimated fair value of the guarantee is included in other long-term liabilities reflected in the statement of financial position as discussed below in footnote (2).

(2)	Other long-term liabilities include $1.0 million that will be paid to Northern Therapeutics to fund United Therapeutics’ equity investment in Northern Therapeutics and the estimated fair value of the guarantee described above in footnote (1) and further in the section above titled “—Off Balance Sheet Arrangement.”

(3)	United Therapeutics has licensed certain products from other companies under certain license agreements. These agreements generally include milestone payments to be paid in cash by United Therapeutics upon the achievement of certain product development and commercialization goals set forth in each license agreement. Total milestone payments under these license agreements have been estimated based on the estimated timing of these development and commercialization goals.

Summary of Critical Accounting Policies

     Remodulin Revenue Recognition

     Product sales of Remodulin are recognized when delivered to distributors, which are United Therapeutics’ customers for Remodulin. Product sales of Remodulin delivery pumps and related supplies are recognized when delivered to distributors on a gross basis in accordance with EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. Title to these products passes upon delivery. Had the net basis been applied, the amounts of revenues and cost of product sales reported in the consolidated financial statements would have been lower, but there would have been no impact on net income or losses. Prompt payment discounts and government rebates are estimated and recognized as reductions of revenue in the same period that revenues are recognized. Had these discounts and rebates not been reported as reductions of revenue, the amounts reported as revenues and selling expenses would have been higher, but there would have been no impact on net income or losses. Return policies provide that product that has expired or become damaged in shipment may be replaced, but not returned. Therefore, reserves for returns are not recorded unless product expiration or damage occurs.

     Intangible Assets

     United Therapeutics adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), on January 1, 2002, which eliminated the amortization of goodwill. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair-value based test that is performed on October 1 of each year. United Therapeutics continually evaluates whether events and circumstances have occurred that indicate that the remaining value of goodwill may not be recoverable. At June 30, 2004, management believed that goodwill was not impaired and therefore no impairment losses have been recorded. This conclusion is based on management’s judgment, taking into consideration expectations regarding future profitability and the status of the reporting units which have reported goodwill. However, changes in strategy or adverse changes in market conditions could impact this judgment and require an impairment loss to be recognized for the amount that the carrying value of goodwill exceeds its fair value.

     Marketable Investments

     Currently, United Therapeutics invests portions of its cash in debt securities issued by federally sponsored agencies. Due to United Therapeutics’ intent and ability to hold these marketable debt investments until their maturities, these investments are reported at their amortized cost. United Therapeutics believes that it is able to hold these investments to maturity, due to the significant level of cash and cash equivalents it holds. If United Therapeutics did not have the ability and intent to hold these investments to maturity, it would have reported them in the consolidated balance sheets at their fair market values. At June 30, 2004, the amortized cost of these debt securities was approximately $48.6 million and their fair values totaled approximately $46.5 million.

     Earnings (Loss) per Share

     In accordance with SFAS No. 128, Earnings Per Share, for the periods with net income, the dilutive effect of outstanding stock options is included in the calculation of dilutive earnings per share using the treasury stock method. In addition, at June 30, 2004, the contingently issuable shares of common stock due to the sellers of Medicomp are included as part of the calculation of dilutive earnings per share. For periods with a net loss, the effect of outstanding stock options is antidilutive and is excluded from the calculation of dilutive loss per share.

     Stock Options

     United Therapeutics applies the principles of APB No. 25, Accounting for Stock Issued to Employees, in accounting for its stock options issued to its employees. The following table details the pro forma results had United Therapeutics applied the fair value principles of SFAS No. 123, Accounting for Stock-Based Compensation, for its employee options (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss), as reported	$4,140	$(2,384)	$2,293	$(5,408)
Less total stock-based employee compensation expense determined under fair value based method for all awards	(1,774)	(3,119)	(3,548)	(6,238)

Pro forma net income (loss)	$2,366	$(5,503)	$(1,255)	$(11,646)

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

     The investment in AltaRex Medical Corp. is accounted for as an available-for-sale security because its stock is publicly traded. Available-for-sale securities are reported at their fair values in the balance sheet. Changes in their fair values are reported as other comprehensive income or loss. Declines in values that are considered other-than-temporary are reported as losses in the statement of operations. For the six-month period ended June 30, 2004, the investment in AltaRex decreased by approximately $1.1 million as compared to an increase in fair market value of approximately $808,000 for the six-month period ended June 30, 2003 based on quoted market prices. This decrease was reported as other comprehensive loss.

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

     Lease of Laboratory Facility

     In June 2004, United Therapeutics entered into a synthetic operating lease and related agreements with Wachovia to fund the construction of a laboratory facility in Silver Spring, Maryland. The total amount of the construction is expected to be $32.0 million. The laboratory facility will be owned by Wachovia, which will act as the lessor, and United Therapeutics will be the lessee and pay rents to Wachovia once the facility is completed. This arrangement is a form of off-balance sheet financing under which Wachovia will fund 100 percent of the costs for the construction of the property and lease the laboratory facility to United Therapeutics. United Therapeutics has provided a residual value guarantee which guarantees Wachovia that the residual value of the leased assets will be at least equal to a specified amount at lease termination.

     In accordance with the guidance in Statement of Financial Accounting Standards No. 13, Accounting for Leases, EITF No. 97-1, Implementation Issues in Accounting for Lease Transactions, Including Those Involving Special-Purpose Entities, EITF No. 97-10, The Effect of Lessee Involvement in Asset Construction, and FASB Interpretation No. 46, Consolidation of Variable Interest Entities, United Therapeutics has determined that the lease is properly classified as an operating lease for accounting purposes. Furthermore, United Therapeutics has determined that Wachovia has sufficient substance such that it can be treated as an unrelated entity to United Therapeutics and, accordingly, does not require consolidation into United Therapeutics’ financial statements.

     Operating leases of assets do not require that the leased asset and the related rent obligation be reported in the lessee’s balance sheet, but rather be disclosed. In contrast, capital leases do require that the leased asset and rent obligations be reported in the lessee’s balance sheet as assets and debt. Changes in the equity participation by Wachovia and its affiliates under the agreements could affect the classification of the lease from operating to capital. In that event, United Therapeutics would include both the cost and debt associated with the laboratory facility on its balance sheet.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     At June 30, 2004, a substantial portion of United Therapeutics’ assets were comprised of debt securities issued by federally sponsored agencies. The market value of these investments fluctuates with changes in current market interest rates. In general, as rates increase, the market value of a debt instrument would be expected to decrease. The opposite is also true. To minimize such market risk, United Therapeutics holds such instruments to maturity at which time these instruments will be redeemed at their stated or face value. At June 30, 2004, United Therapeutics had approximately $48.6 million in debt securities issued by federally sponsored agencies with a weighted average stated interest rate of approximately 3.6% maturing through March 2012 and callable annually. The fair market value of this portfolio at June 30, 2004 was approximately $46.5 million.

     In June 2004, United Therapeutics entered into a synthetic operating lease and related agreements with Wachovia Development Corporation and its affiliates (Wachovia) to fund the construction of a laboratory facility in Silver Spring, Maryland. Under these agreements, United Therapeutics will pay rents to Wachovia generally based on applying the 30-day LIBOR rate plus approximately 55 basis points to the amount funded by Wachovia towards the construction of the laboratory. The total amount of construction is estimated to be approximately $32.0 million. At June 30, 2004, the total amount incurred related to the construction was approximately $2.2 million. Rents will be paid monthly from the time that the laboratory construction is completed until the termination of the lease in May 2011. These rents, therefore, are subject to the risk that LIBOR will increase or decrease during the period until termination in May 2011. At June 30, 2004, the 30-day LIBOR was approximately 1.29 percent. For every movement of 100 basis points (1%) in the 30-day LIBOR rate, the rents under this lease could increase or decrease by approximately $320,000 on an annualized basis.

Item 4. Controls and Procedures

     Based on their evaluation, as of June 30, 2004, United Therapeutics’ Chief Executive Officer and Chief Financial Officer have concluded that United Therapeutics’ disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective. There have been no changes in United Therapeutics’ internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

Part II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     United Therapeutics held its annual meeting of stockholders on June 25, 2004. All of the following persons nominated were elected to serve as directors for a term expiring in 2007 and received the votes set opposite their respective names:

	For	Withheld
Christopher Causey, M.B.A.	17,034,739	1,005,611
R. Paul Gray	16,563,444	1,476,906

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description
10.1	Lease Agreement dated as of June 28, 2004, by and among United Therapeutics Corporation and Wachovia Development Corporation, incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K filed on July 6, 2004.

10.2	Assignment of Liquid Collateral Account dated June 28, 2004, by and among United Therapeutics Corporation and Wachovia Development Corporation, incorporated by reference to Exhibit 99.2 of the Registrant’s Form 8-K filed on July 6, 2004.

10.3	Ground Lease dated June 28, 2004, by and among United Therapeutics Corporation and Wachovia Development Corporation, incorporated by reference to Exhibit 99.3 of the Registrant’s Form 8-K filed on July 6, 2004.

10.4	Participation Agreement dated June 28, 2004, by and among United Therapeutics Corporation, Wachovia Development Corporation, Various Other Banks and Financial Institutions and Wachovia Bank, NA, incorporated by reference to Exhibit 99.4 of the Registrant’s Form 8-K filed on July 6, 2004.

10.5	Agency Agreement dated June 28, 2004, by and among United Therapeutics Corporation and Wachovia Development Corporation, incorporated by reference to Exhibit 99.5 of the Registrant’s Form 8-K filed on July 6, 2004.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

     On May 6, 2004, the Registrant filed a Form 8-K dated May 6th, 2004 reporting an Item 12 event and attaching a press release related thereto.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED THERAPEUTICS CORPORATION

Date: August 6, 2004	/s/ Martine A. Rothblatt

By: Martine A. Rothblatt
Title: Chairman and Chief Executive Officer

/s/ Fred T. Hadeed

By: Fred T. Hadeed
Title: Executive Vice President for Business Development and Chief Financial Officer