Form 10-Q
period 2004-09-30
UNITED THERAPEUTICS CORP
filed 2004-11-05
CIK 1082554

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2004

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

The number of shares outstanding of the issuer’s common stock, par value $.01 per share, as of November 1, 2004 was 22,294,892.

INDEX

Page
Part I. FINANCIAL INFORMATION (UNAUDITED)
Item 1. Financial Statements
Consolidated Balance Sheets	1
Consolidated Statements of Operations	2
Consolidated Statements of Cash Flows	3
Notes to Consolidated Financial Statements	4
Item 2. Management’s Discussion and Analysis of Financial	9
Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk	21
Item 4. Controls and Procedures	21
Part II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	22
SIGNATURES	23

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNITED THERAPEUTICS CORPORATION
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30,	December 31,
	2004	2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$86,378	$68,562
Accounts receivable, net of allowance of $22 for 2004 and $119 for 2003	10,793	10,151
Interest receivable	238	461
Prepaid expenses	1,486	1,874
Inventories	7,239	8,116
Due from affiliate	37	81
Other current assets	1,788	476

Total current assets	107,959	89,721

Marketable investments	38,709	48,775
Marketable investments and cash - restricted	10,118	—
Goodwill, net	7,465	7,465
Other intangible assets, net	6,087	6,446
Property, plant and equipment, net	17,337	15,225
Investments in affiliates	5,134	7,221
Note receivable from affiliates	433	433
Note receivable from employee and other assets	1,868	4,216

Total assets	$195,110	$179,502

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,659	$4,324
Accounts payable to affiliates	2	2
Accrued expenses	10,443	5,459
Due to affiliates	1,007	1
Current portion of notes and capital leases payable	18	773
Other current liabilities	58	59

Total current liabilities	14,187	10,618

Notes and capital leases payable, excluding current portion	13	25
Due to affiliates	—	946
Other liabilities	1,571	148

Total liabilities	15,771	11,737

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01, 10,000,000 shares authorized, no shares issued	—	—
Series A junior participating preferred stock, par value $ .01, 100,000 authorized, no shares issued	—	—
Common stock, par value $.01, 100,000,000 shares authorized, 22,774,056 and 21,836,342 shares issued at September 30, 2004 and December 31, 2003, respectively, and 22,247,456 and 21,309,742 outstanding at September 30, 2004 and December 31, 2003, respectively	228	218
Additional paid-in capital	373,297	368,537
Accumulated other comprehensive income (loss)	(81)	1,674
Treasury stock at cost, 526,600 shares	(6,874)	(6,874)
Accumulated deficit	(187,231)	(195,790)

Total stockholders’ equity	179,339	167,765

Total liabilities and stockholders’ equity	$195,110	$179,502

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Net product sales	$19,027	$14,163	$49,002	$36,994
Service sales	968	872	2,975	2,757

Total revenues	19,995	15,035	51,977	39,751

Operating expenses:
Research and development	7,322	9,401	23,101	25,644
Selling, general and administrative	4,815	5,624	15,983	16,607
Cost of product sales	1,690	1,233	4,632	4,127
Cost of service sales	470	520	1,366	1,376

Total operating expenses	14,297	16,778	45,082	47,754

Income (loss) from operations	5,698	(1,743)	6,895	(8,003)

Other income (expense):
Interest income	771	637	2,094	1,844
Interest expense	(4)	(31)	(6)	(94)
Equity loss in affiliate	(244)	(221)	(482)	(628)
Other, net	45	17	58	132

Total other income, net	568	402	1,664	1,254

Income (loss) before income tax	6,266	(1,341)	8,559	(6,749)

Income tax	—	—	—	—

Net income (loss)	$6,266	$(1,341)	$8,559	$(6,749)

Net income (loss) per common share – basic	$0.29	$(0.06)	$0.40	$(0.32)

Net income (loss) per common share – diluted	$0.27	$(0.06)	$0.37	$(0.32)

Weighted average number of common shares outstanding – basic	21,850,306	21,231,165	21,524,703	21,079,912

Weighted average number of common shares outstanding – diluted	23,418,207	21,231,165	22,856,179	21,079,912

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$8,559	$(6,749)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,739	1,710
Provision for bad debt	21	230
Provision for inventory obsolescence	43	350
Loss on disposals of equipment	—	110
Options issued in exchange for services	215	123
Amortization of discount or premium on investments	(78)	(25)
Equity loss in affiliate	482	628
Changes in operating assets and liabilities:
Accounts receivable	(662)	621
Interest receivable	223	(379)
Inventories	787	(787)
Prepaid expenses	388	(328)
Other assets	2,469	830
Accounts payable	(1,665)	1,425
Accrued expenses	4,984	5,000
Due to (from) affiliates	54	(158)
Other liabilities	(78)	7

Net cash provided by operating activities	17,481	2,608

Cash flows from investing activities:
Purchases of property, plant and equipment	(4,295)	(2,793)
Investment in Northern Therapeutics, Inc.	—	(1,500)
Proceeds from disposals of property, plant and equipment	816	336
Acquisition of patent rights	—	(300)
Purchases of investments and certificate of deposit	(29,973)	(44,711)
Maturities of investments	30,000	6,641

Net cash used in investing activities	(3,452)	(42,327)

Cash flows from financing activities:
Proceeds from the exercise of stock options	4,554	3,867
Principal payments on notes payable and capital lease obligations	(767)	(360)

Net cash provided by financing activities	3,787	3,507

Net increase (decrease) in cash and cash equivalents	17,816	(36,212)
Cash and cash equivalents, beginning of period	68,562	122,655

Cash and cash equivalents, end of period	$86,378	$86,443

Supplemental schedule of cash flow information:
Cash paid for interest	$1	$76

Noncash investing and financing activities – note payable issued for building and land	$—	$974

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
(UNAUDITED)

1.	ORGANIZATION AND BUSINESS DESCRIPTION

     United Therapeutics Corporation (United Therapeutics) is a biotechnology company focused on the development and commercialization of unique products for patients with chronic and life-threatening cardiovascular, infectious and oncological diseases. United Therapeutics was incorporated on June 26, 1996 under the laws of the State of Delaware and has the following wholly owned subsidiaries: Lung Rx, Inc., Unither Pharmaceuticals, Inc. (UPI), Unither Telemedicine Services Corp. (UTSC), Unither.com, Inc., United Therapeutics Europe, Ltd., Unither Pharma, Inc., Medicomp, Inc., Unither Nutriceuticals, Inc. and Lung Rx, Ltd.

     United Therapeutics’ lead product is Remodulin®. On May 21, 2002, the United States Food and Drug Administration (FDA) approved Remodulin (treprostinil sodium) Injection for the treatment of pulmonary arterial hypertension in patients with NYHA class II-IV symptoms to diminish symptoms associated with exercise. United Therapeutics agreed with the FDA that it would perform a post-marketing Phase IV clinical study to further assess the clinical benefits of Remodulin. The Phase IV study commenced in late 2002 and the final study report must be submitted to the FDA by December 2005. Continued FDA approval is conditioned on the diligent and timely completion of the Phase IV study, as well as its outcome. International applications for the approval of Remodulin are pending. United Therapeutics has generated revenues from sales of Remodulin and arginine products in the United States and other countries and revenues from telemedicine products and services in the United States.

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

     In the opinion of United Therapeutics’ management, any adjustments contained in the accompanying unaudited consolidated financial statements are of a normal recurring nature, necessary to present fairly the financial position as of September 30, 2004 and results of operations and cash flows for the three and nine-month periods ended September 30, 2004 and 2003. Interim results are not necessarily indicative of results for an entire year.

3.	STOCKHOLDERS’ EQUITY

     Earnings (Loss) per Common Share

     Basic earnings (loss) per common share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the respective periods. Diluted earnings (loss) per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period plus the effects of outstanding stock options that could potentially dilute earnings per share in the future. The effects of potentially dilutive stock options were calculated using the treasury stock method. The effects of outstanding stock options were not included in the computation of diluted loss per share in 2003 because to do so would have been antidilutive for the periods presented. As of September 30, 2003, those options totaled approximately 908,000 shares. The components of basic and dilutive earnings (loss) per share are as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss)	$6,266	$(1,341)	$8,559	$(6,749)

Weighted average outstanding shares of common stock	21,850	21,231	21,525	21,080
Dilutive effect of stock options and other items	1,568	—	1,331	—

Common stock and common stock equivalents	23,418	21,231	22,856	21,080

Earnings (loss) per share
Basic	$0.29	$(0.06)	$0.40	$(0.32)

Diluted	$0.27	$(0.06)	$0.37	$(0.32)

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

     As a result of applying APB Opinion No. 25 and related interpretations, no stock-based employee compensation expense is reflected in net income (loss), as all stock options granted to employees had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. In accordance with SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, the effect on net income (loss) and net income (loss) per share if United Therapeutics had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss), as reported	$6,266	$(1,341)	$8,559	$(6,749)
Less total stock-based employee compensation expense determined under fair value based method for all awards	(1,732)	(3,165)	(5,195)	(9,496)

Pro forma net income (loss)	$4,534	$(4,506)	$3,364	$(16,245)

Basic net income (loss) per common share:
As reported	$0.29	$(0.06)	$0.40	$(0.32)

Pro forma	$0.21	$(0.21)	$0.16	$(0.77)

Diluted net income (loss) per common share:
As reported	$0.27	$(0.06)	$0.37	$(0.32)

Pro forma	$0.19	$(0.21)	$0.15	$(0.77)

     In July 2004, the Compensation Committee of the Board of Directors approved a plan to allow certain employees to voluntarily cancel a portion of their outstanding options. In exchange for each canceled option, United Therapeutics will grant a new option in January 2005. The new options will be granted at the fair market price of United Therapeutics’ common stock on the date that the replacement options are issued. The program was fully implemented in July 2004 and no further cancellations are anticipated. Approximately 560,000 options with a weighted average exercise price of $85.79 were canceled. Each of the employees who participated did not have any options granted to them in the six months prior to the cancellation. Furthermore, each of the employees who participated agreed to forgo receiving any new options for a period of six months following the cancellation. No guarantees or other promises of remuneration were made to the employees who agreed to participate. In accordance with FASB Interpretation No. 44, no compensation expense will be recognized upon the grant of the replacement options.

     During the nine months ended September 30, 2004, options to purchase 345,857 shares were exercised.

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

     Inventories consisted of the following, net of reserves of approximately $391,000 and $321,000 at September 30, 2004 and December 31, 2003, respectively (in thousands):

	September 30,	December 31,
	2004	2003
Remodulin:
Raw materials	$309	$172
Work in progress	4,822	4,971
Finished goods	856	921
Remodulin delivery pumps and medical supplies	886	1,544
Cardiac monitoring components and supplies	49	211
HeartBar product line	317	297

Total inventories	$7,239	$8,116

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill and other intangible assets were comprised as follows (in thousands):

	As of September 30, 2004			As of December 31, 2003
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Goodwill	$9,072	$(1,607)	$7,465	$9,072	$(1,607)	$7,465

Intangible assets:
Noncompete agreements	$273	$(273)	$—	$273	$(273)	$—
Trademarks	2,802	(922)	1,880	2,802	(738)	2,064
Technology and patents	6,164	(1,957)	4,207	6,164	(1,782)	4,382

Total intangible assets	$9,239	$(3,152)	$6,087	$9,239	$(2,793)	$6,446

     Total amortization expense for the nine-month periods ended September 30, 2004 and 2003 was approximately $360,000 and $640,000, respectively. As of January 1, 2004, the aggregate amortization expense related to these intangible assets for each of the following five years is estimated as follows (in thousands):

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

     Segment information as of and for the three months ended September 30, 2004 and 2003 was as follows (in thousands):

	Three Months Ended September 30,
	2004			2003
			Consolidated			Consolidated
	Pharmaceutical	Telemedicine	Totals	Pharmaceutical	Telemedicine	Totals
Revenues from external customers	$18,770	$1,225	$19,995	$13,973	$1,062	$15,035
Income (loss) before income tax	6,603	(337)	6,266	(580)	(761)	(1,341)
Interest income	769	2	771	635	2	637
Interest expense	—	(4)	(4)	(30)	(1)	(31)
Depreciation and amortization	(399)	(203)	(602)	(300)	(282)	(582)
Equity loss in affiliate	(244)	—	(244)	(221)	—	(221)
Total investment in equity method investees	3,110	—	3,110	3,843	—	3,843
Expenditures for long-lived assets	512	120	632	513	58	571
Goodwill, net	1,287	6,178	7,465	1,287	6,178	7,465
Total assets	185,513	9,597	195,110	177,963	10,123	188,086

     Segment information as of and for the nine months ended September 30, 2004 and 2003 was as follows (in thousands):

	Nine Months Ended September 30,
	2004			2003
			Consolidated			Consolidated
	Pharmaceutical	Telemedicine	Totals	Pharmaceutical	Telemedicine	Totals
Revenues from external customers	$48,265	$3,712	$51,977	$36,559	$3,192	$39,751
Income (loss) before income tax	9,574	(1,015)	8,559	(4,411)	(2,338)	(6,749)
Interest income	2,088	6	2,094	1,838	6	1,844
Interest expense	(1)	(5)	(6)	(91)	(3)	(94)
Depreciation and amortization	(1,155)	(584)	(1,739)	(881)	(829)	(1,710)
Equity loss in affiliate	(482)	—	(482)	(628)	—	(628)
Total investment in equity method investees	3,110	—	3,110	3,843	—	3,843
Expenditures for long-lived assets	3,877	418	4,295	2,688	105	2,793
Goodwill, net	1,287	6,178	7,465	1,287	6,178	7,465
Total assets	185,513	9,597	195,110	177,963	10,123	188,086

     The segment information shown above equals the consolidated totals when combined. These consolidated totals equal the amounts reported in the consolidated financial statements without further reconciliation for those categories which are reported in the consolidated financial statements. There are no inter-segment transactions.

     For the nine month periods ended September 30, 2004 and 2003 approximately 86 percent and 92 percent of United Therapeutics revenues were earned from customers located in the United States, respectively.

7.	COMPREHENSIVE INCOME (LOSS)

     SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income (loss) and its components. SFAS No. 130 requires, among other things, that unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments be included in other comprehensive income (loss). The following statement presents comprehensive income (loss) for the three and nine months ended September 30, 2004 and 2003 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss)	$6,266	$(1,341)	$8,559	$(6,749)
Other comprehensive income (loss):
Foreign currency translation adjustment	(22)	(3)	(102)	(36)
Unrealized gain (loss) on available-for-sale securities	(535)	(123)	(1,653)	685

Comprehensive income (loss)	$5,709	$(1,467)	$6,804	$(6,100)

8.	LAND

     At December 31, 2003, approximately $2.8 million was held in an escrow account pending settlement on the acquisition of a lot adjacent to United Therapeutics’ headquarters to be used to construct a new laboratory facility. This escrow was included in non-current other assets in the accompanying consolidated balance sheet at December 31, 2003. In June 2004, United Therapeutics completed the acquisition of the lot and paid approximately $2.9 million from escrow and cash.

9.	LABORATORY OPERATING LEASE

     In June 2004, United Therapeutics entered into a synthetic operating lease and related agreements with Wachovia Development Corporation and its affiliates (Wachovia) to fund the construction of a laboratory facility in Silver Spring, Maryland for use in the Remodulin and OvaRex® programs. Under these agreements, Wachovia will fund up to $32.0 million towards the construction of the laboratory facility on ground owned by United Therapeutics. The construction phase has commenced and is expected to be completed in late 2005. Following construction, Wachovia will lease the laboratory facility to United Therapeutics with a term ending in May 2011. Under the 99 year ground lease, Wachovia will pay fair value rent to United Therapeutics for use of the land both during the construction phase and after the laboratory lease is terminated. During the term of the laboratory lease, Wachovia will pay $1 per year to United Therapeutics for use of the land.

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

     In addition, United Therapeutics agreed to pledge, as collateral, a portion of its marketable investments to secure its lease obligations. At September 30, 2004, approximately $10.1 million of marketable investments and cash were pledged as collateral and are reported as restricted marketable investments and cash in the consolidated balance sheets.

     United Therapeutics anticipates that rent payments will commence in late 2005, after completion of construction, and continue through termination of the lease in May 2011. In addition, pursuant to the 99 year ground lease, Wachovia has paid to United Therapeutics ground rent totaling approximately $307,000 that will be recognized in other income ratably through May 2011.

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

     FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, requires that the fair value of the residual value guarantee be reported as a liability in United Therapeutics’ consolidated balance sheet, regardless of whether an event triggering the payment of the guarantee has occurred. In accordance with FIN 45, United Therapeutics has reported this guarantee as a non-current asset (prepaid rent) and non-current liability (other liability). The prepaid rent and guarantee liability will be amortized in a straight-line manner over the term of the lease. The value of the guarantee reported in the balance sheet was approximately $839,000. At September 30, 2004, approximately $3.1 million towards the laboratory’s development had been incurred and funded by Wachovia.

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

10. INCOME TAXES

     United Therapeutics did not incur income tax expense for the three and nine month periods ended September 30, 2004 generally due to the availability of deductions for tax purposes which will offset any net income for these periods. As of September 30, 2004, United Therapeutics had available approximately $113.7 million in net operating loss carryforwards and approximately $29.8 million in business tax credit carryforwards for federal income tax purposes that expire at various dates through 2023. The portions of these carryforward items that were generated prior to June 1999 are subject to certain limitations. United Therapeutics does not believe that the limitations will cause the net operating loss and general business credit carryforwards to expire unused.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the consolidated financial statements and related notes appearing in United Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2003. The following discussion contains forward-looking statements made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995 concerning, among other things, the pricing of Remodulin, the rate of patient consumption of Remodulin, the impacts of price changes and changes in patient consumption of Remodulin on future revenues, the timing, impact, materiality and outcome of under-reimbursement by Medicare, the funding of operations from future revenues, the expectation of continued profits or losses, expectations concerning milestone and royalty payments in 2004, the use of net operating loss carryforwards and business tax credit carryforwards, the completion of in-process research and development products, the outcome and timing of new and continuing regulatory approvals, the expected levels and timing of Remodulin sales, the adequacy of United Therapeutics’ resources to fund operations through 2006, the timing and level of spending to construct a laboratory production facility, the potential amount of the minimum residual value guarantee to Wachovia, events that could occur upon termination of the Wachovia agreements, estimated amounts of future contractual obligations, the potential impacts of new accounting standards, as well as statements preceded by, followed by or that include the words “believes”, “expects”, “anticipates”, “intends”, “estimates”, “may” or similar expressions. These statements are based on the beliefs and expectations of United Therapeutics as to future outcomes and are subject to risks and uncertainties that could cause United Therapeutics’ results to differ materially from anticipated results. Factors that could cause or contribute to such differences include those discussed below and the risks described in United Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2003 and the other cautionary statements, cautionary language and risk factors set forth in United Therapeutics’ other reports and documents filed with the Securities and Exchange Commission. United Therapeutics undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

     United Therapeutics is a biotechnology company focused on the development and commercialization of unique products for chronic and life-threatening cardiovascular, infectious and oncological diseases. United Therapeutics commenced operations in June 1996 and, since its inception, has devoted substantially all of its resources to acquisitions and research and development programs.

     United Therapeutics Products and Services

     United Therapeutics’ lead product is Remodulin. On May 21, 2002, the United States Food and Drug Administration (FDA) approved Remodulin (treprostinil sodium) Injection for the treatment of pulmonary arterial hypertension in patients with NYHA class II-IV symptoms to diminish symptoms associated with exercise. Pulmonary arterial hypertension is a life-threatening condition characterized by elevated blood pressures between the heart and lungs. United Therapeutics agreed with the FDA that it would perform a post-marketing Phase IV clinical study to further assess the clinical benefits of Remodulin. The Phase IV study commenced in late 2002 and the final study report must be submitted to the FDA by December 2005. Continued FDA approval is conditioned on the diligent and timely completion of the Phase IV study, as well as its outcome. Remodulin is also approved for use in Canada, Israel and Australia. In December 2003, Switzerland announced that it would approve Remodulin pending final labeling and a commitment to perform a drug interaction study. Marketing authorization applications for the approval of Remodulin in France, Poland and other countries are under review.

     United Therapeutics has generated revenues from sales of Remodulin and arginine products in the United States and other countries. In addition, United Therapeutics has generated revenues from telemedicine products and services, primarily designed for patients with cardiac arrhythmias and ischemic heart disease, in the United States. United Therapeutics has funded its operations from the proceeds of sales of its common stock and from revenues from the sales of its products and services.

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

     Future Prospects

     While United Therapeutics was profitable during most of 2004, it incurred net losses for all periods from inception through March 31, 2004. At September 30, 2004, United Therapeutics had an accumulated deficit of approximately $187.2 million. United Therapeutics may continue to incur net losses and cannot provide assurances that, in the future, it will be profitable. Future profitability will depend on many factors, including successful completion of the Remodulin Phase IV study, the price, level of sales, level of reimbursement by public and private insurance payers, and the number of patients using Remodulin and other currently commercialized products and services, as well as the results and costs of research and development projects.

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

     United Therapeutics is also developing Remodulin as an intravenous therapy for pulmonary arterial hypertension. In 2003, United Therapeutics filed an investigational new drug application and performed animal toxicology and human bioequivalence studies to support intravenous use of Remodulin. Based on positive results of these studies, in January 2004, United Therapeutics filed a supplemental New Drug Application (sNDA) with the FDA for intravenous use of Remodulin in pulmonary arterial hypertension. The sNDA is currently under review by the FDA and its review is expected to be completed by November 30, 2004. Remodulin is also being evaluated for the treatment of critical limb ischemia (the advanced stage of vascular disease affecting blood vessels in the legs). United Therapeutics has completed one Phase II clinical study and an additional clinical study is underway. Additionally, United Therapeutics is in the early stages of developing oral and inhaled formulations of Remodulin. United Therapeutics incurred expenses of approximately $3.6 million and $4.1 million in the three-month periods ended September 30, 2004 and 2003, respectively, and approximately $12.6 million and $8.5 million in the nine-month periods ended September 30, 2004 and 2003, respectively, on Remodulin development. Approximately $137.2 million in expenses from inception to September 30, 2004 has been incurred for Remodulin.

     Cancer Disease Programs

     United Therapeutics’ monoclonal antibody immunotherapies were licensed in April 2002 from AltaRex Medical Corp. OvaRex MAb is the lead product and is currently being studied in two identical Phase III clinical trials in advanced ovarian cancer patients. These studies commenced in January 2003 and are expected to require two to three years to become fully enrolled. United Therapeutics incurred expenses of approximately $1.8 million and $3.2 million in the three-month periods ended September 30, 2004 and 2003, respectively, and approximately $5.5 million and $7.1 million in the nine-month periods ended September 30, 2004 and 2003, respectively, on OvaRex development. Approximately $21.9 million from inception to September 30, 2004 has been incurred on OvaRex development.

     Infectious Disease Programs

     United Therapeutics’ infectious disease program includes drug candidates in the preclinical and clinical stages of testing. The drugs in this program are being developed for hepatitis C, hepatitis B and other infectious diseases. The first candidate for hepatitis C, UT-231B, completed acute and chronic Phase I clinical dosing studies to assess safety in healthy volunteers in early 2003. Phase II clinical studies in patients infected by hepatitis C were initiated in July 2003 and were completed in October 2004. In that trial, UT-231B did not demonstrate efficacy against hepatitis C in a population of patients that previously failed conventional treatments. United Therapeutics is now planning a trial in patients who responded positively to conventional treatments in order to determine if UT-231B can prevent disease relapse in such patients. United Therapeutics incurred expenses of approximately $971,000 and $860,000 in the three-month periods ended September 30, 2004 and 2003, respectively, and approximately $2.4 million and $6.3 million in the nine-month periods ended September 30, 2004 and 2003, respectively, for its infectious disease programs. Approximately $30.8 million from inception to September 30, 2004 has been incurred for infectious disease programs.

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

Financial Position

     Cash, cash equivalents and marketable investments (unrestricted and restricted) at September 30, 2004 were approximately $135.2 million as compared to approximately $117.3 million at December 31, 2003. The increase was due primarily to cash provided by operations of approximately $17.5 million and proceeds from the exercise of stock options totaling approximately $4.6 million during the nine months ended September 30, 2004, offset by $4.3 million used to purchase property, plant and equipment.

     Investments in affiliates at September 30, 2004 were approximately $5.1 million, as compared to approximately $7.2 million at December 31, 2003. The decrease was due primarily to a reduction in the value of United Therapeutics’ shares in AltaRex during the period as based on quoted market prices.

     Other non-current assets at September 30, 2004 were approximately $1.9 million, as compared to approximately $4.2 million at December 31, 2003. Included in this amount at December 31, 2003 was an escrow of approximately $2.8 million which was used in June 2004 to purchase a lot adjacent to United Therapeutics’ headquarters that was leased to Wachovia as part of the arrangements related to the construction of a laboratory facility discussed below.

     Total liabilities at September 30, 2004 were approximately $15.8 million, as compared to total liabilities of approximately $11.7 million at December 31, 2003 and consisted primarily of trade payables, accrued expenses and amounts due to affiliates. The increase was due primarily to a guarantee of approximately $839,000 related to the laboratory construction and lease arrangements discussed below under “Off Balance Sheet Arrangement” and increases of approximately $2.4 million in accrued expenses for Medicaid rebates and royalty liabilities.

     Total stockholders’ equity at September 30, 2004 was approximately $179.3 million, as compared to $167.8 million at December 31, 2003. The increase in stockholders’ equity of approximately $11.5 million was due primarily from the net income earned during the nine-month period ended September 30, 2004 and the proceeds from exercises of stock options of approximately $4.6 million. The increase was offset by the decrease in the fair market value of the investment in AltaRex of approximately $1.7 million which was reported in accumulated other comprehensive income (loss).

Results of Operations

     Three months ended September 30, 2004 and 2003

	Revenues for the Three Months Ended
	(in thousands)
	September 30, 2004	September 30, 2003
Remodulin	$18,369	$12,852
Telemedicine services and products	1,225	1,062
Other products	401	1,121

Total revenues	$19,995	$15,035

     Revenues for the three months ended September 30, 2004 were approximately $20.0 million, as compared to approximately $15.0 million for the three months ended September 30, 2003. The increase of approximately $5.0 million was due primarily to growth in patients using Remodulin and the price increase discussed below. The impact of the price change was to increase gross revenues from Remodulin by approximately $4.7 million for the three months ended September 30, 2004.

     Total revenues are reported net of estimated government rebates, prompt pay discounts and fees due to a distributor for services. Government rebates are paid to state Medicaid agencies that pay for Remodulin. United Therapeutics estimates its liability for such rebates based on the volume of Remodulin dispensed to Medicaid patients as reported to United Therapeutics by its distributors and the expected rebate per unit of Remodulin as determined by United Therapeutics in accordance with federal guidelines. Prompt pay discounts are offered on sales of Remodulin if the related invoices are paid in full generally within 60 days from the date of sale. United Therapeutics estimates its liability for prompt pay discounts based on historical payment patterns. Fees paid to a distributor for services are estimated based on contractual rates for specific services applied to estimated units of service provided by the distributor for the period.

     A roll forward of the liability accounts associated with estimated government rebates, prompt pay discounts and fees to a distributor for services as well as the net amount of reductions to revenues for these items are presented as follows (in thousands):

	Three Months Ended
	September 30, 2004	September 30, 2003
Liability accounts, at beginning of period	$1,049	$962
Additions to liability	2,903	793
Payments	(1,816)	(1,086)

Liability accounts, at end of period	$2,136	$669

Net reductions to revenues	$2,903	$1,046

     Remodulin is sold to distributors in the United States at an agreed-upon discount from the published average wholesale price (AWP) and to international distributors at an agreed-upon transfer price. In 2003, the published AWP of Remodulin was $65.00 per milligram (mg) for the 1.0 mg, 2.5 mg and 5.0 mg concentrations and $39.00 per mg for the 10.0 mg concentration. In the first quarter of 2004, the published AWP for the 10.0 mg concentration was increased to $65.00 per mg to achieve uniform pricing. Also during the first quarter of 2004, United Therapeutics informed prescribers of Remodulin that based on laboratory studies completed in late 2003, vials containing Remodulin remain stable for up to 30 days from their first use. Previously, the period of stability had been established at 14 days. Therefore, patients are expected to use Remodulin vials for longer than 14 days and, accordingly, consume fewer vials annually. The increase in the period of stability may result in decreased future net sales of Remodulin.

     At September 30, 2004, approximately one-quarter of all reimbursable Remodulin patients were beneficiaries under Medicare. At September 30, 2004, Medicare was reimbursing distributors for Remodulin sold to Medicare patients at a payment level that was significantly less than the acquisition price paid by these distributors to United Therapeutics. This under-reimbursement by Medicare was occurring with respect to approximately one-half of the Medicare patients, comprising only those patients using the 10.0 mg/mL concentration vials across all four Medicare payment regions and all patients in one of the Medicare payment regions. As a result of this under-reimbursement, distributors were generally incurring losses on their sales of Remodulin related to Medicare beneficiaries. On October 29, 2004, the Centers for Medicare and Medicaid Services (CMS) issued CMS Manual System, Pub. 100-20 One-Time Notification, Transmittal 123 (“Transmittal”) with an effective date of January 1, 2004. The Transmittal directs CMS’ regional contractors known as Durable Medical Equipment Regional Coordinators (DMERCs) to reimburse all units of Remodulin at the payment limit established by CMS in January 2004. That payment limit is $61.75 per milligram which is higher than the acquisition price paid by the distributors. In addition, the Transmittal also requires the DMERCs to retroactively adjust claims brought to their attention. Accordingly, United Therapeutics now believes that the under-reimbursement situation is favorably resolved.

     United Therapeutics’ distributors endeavor to maintain levels of Remodulin inventories sufficient to satisfy existing and new demand for the product. Inventory levels held by United States-based distributors (as reported to United Therapeutics by such distributors) at September 30, 2004 were approximately $12.6 million based on United Therapeutics’ selling price. The inventory levels at June 30, 2004 and December 31, 2003 were approximately $9.8 million and $13.6 million, respectively. As Remodulin is not yet approved in any major market outside of the United States, inventory levels outside of the United States were not significant. Product returns were due to arginine products and totaled approximately $2,000 and $40,000 during the three months ended September 30, 2004 and 2003, respectively.

     Research and development expenses consist primarily of salaries and related expenses, costs to acquire products and product rights for development and amounts paid to contract research organizations, hospitals and laboratories for the provision of services and materials for drug development and clinical trials. Research and development expenses were approximately $7.3 million for the three months ended September 30, 2004, as compared to approximately $9.4 million for the three months ended September 30, 2003. The decrease of approximately $2.1 million was due primarily to reduced expenses of approximately $1.3 million for the cancer program and approximately $470,000 for the Remodulin related programs.

     Selling, general and administrative expenses consist primarily of salaries, travel, office expenses, insurance, professional fees, provision for doubtful accounts receivable, depreciation and amortization. Selling, general and administrative expenses were approximately $4.8 million for the three months ended September 30, 2004, as compared to approximately $5.6 million for the three months ended September 30, 2003. The decrease of approximately $800,000 was due primarily to decreased sales and marketing expenses related mostly to arginine products.

     Cost of product sales consists of the costs to manufacture or acquire products that are sold to customers. Cost of service sales consists of the salaries and related overhead necessary to provide services to customers. Cost of product sales was approximately 9 percent of product sales for the three month periods ended September 30, 2004 and 2003. Cost of service sales was approximately 49 percent of service sales for the three months ended September 30, 2004, as compared to the cost of service sales of approximately 60 percent for the three months ended September 30, 2003. The improvement in gross margin from service sales was due to expense reductions and increased sales volumes.

     Interest income for the three months ended September 30, 2004 was approximately $771,000, as compared to approximately $637,000 for the three months ended September 30, 2003. The increase is due to an increase in cash available for investing during the period.

     Nine months ended September 30, 2004 and 2003

	Revenues for the Nine Months Ended
	(in thousands)
	September 30, 2004	September 30, 2003
Remodulin	$46,176	$33,127
Telemedicine services and products	3,712	3,193
Other products	2,089	3,431

Total revenues	$51,977	$39,751

     Revenues for the nine months ended September 30, 2004 were approximately $52.0 million, as compared to approximately $39.8 million for the nine months ended September 30, 2003. The increase of approximately $12.2 million was due primarily to growth in patients using Remodulin and the price increase discussed above. The impact of the price change was to increase gross revenues from Remodulin by approximately $8.9 million for the nine months ended September 30, 2004.

     A roll forward of the liability accounts associated with estimated government rebates, prompt pay discounts and fees to a distributor for services as well as the net amount of reductions to revenues for these items are presented as follows (in thousands):

	Nine Months Ended
	September 30, 2004	September 30, 2003
Liability accounts, at beginning of period	$936	$654
Additions to liability	5,030	2,057
Payments	(3,830)	(2,042)

Liability accounts, at end of period	$2,136	$669

Net reductions to revenues	$5,030	$2,030

     Product returns were due to arginine products and totaled approximately $30,000 and $151,000 during the nine months ended September 30, 2004 and 2003, respectively.

     Research and development expenses were approximately $23.1 million for the nine months ended September 30, 2004, as compared to approximately $25.6 million for the nine months ended September 30, 2003. The decrease was due primarily to decreased expenses for the infectious disease and cancer programs totaling approximately $3.8 million and $1.6 million, respectively, offset by increased expenses totaling approximately $4.1 million for Remodulin related programs.

     Selling, general and administrative expenses were approximately $16.0 million for the nine months ended September 30, 2004, as compared to approximately $16.6 million for the nine months ended September 30, 2003. The decrease was due primarily to a decrease in sales, marketing and related support expenses of approximately $1.6 million related mostly to arginine products, offset by increased expenses for professional fees and insurances totaling approximately $1.1 million.

     Cost of product sales was approximately 9 percent of product sales for the nine months ended September 30, 2004, as compared to approximately 11 percent for the nine months ended September 30, 2003. This improvement in gross margin from product sales was due primarily to increased Remodulin sales. Cost of service sales was approximately 46 percent of service sales for the nine months ended September 30, 2004, which is consistent with the cost of service sales of approximately 50 percent for the nine months ended September 30, 2003.

     Interest income for the nine months ended September 30, 2004 was approximately $2.1 million, as compared to approximately $1.8 million for the nine months ended September 30, 2003. The increase is due to an increase in cash available for investing during the period.

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

     United Therapeutics’ working capital at September 30, 2004 was approximately $93.8 million, as compared to approximately $79.1 million at December 31, 2003. The increase is primarily due to an increase in cash as a result of increased cash collections related to sales of Remodulin. Current liabilities at September 30, 2004 were approximately $14.2 million, as compared to approximately $10.6 million at December 31, 2003. The increase is due primarily to an increase in Remodulin related Medicaid rebates and royalty liabilities due to increased sales of Remodulin. United Therapeutics’ debt at September 30, 2004 was approximately $31,000 and consisted of equipment leases as compared with $798,000 at December 31, 2003. At December 31, 2003, total debt included a mortgage note totaling approximately $750,000 which was paid off in January 2004.

     Net cash provided by operating activities was approximately $17.5 million for the nine-month period ended September 30, 2004 as compared to approximately $2.6 million for the nine-month period ended September 30, 2003. The increase in cash provided by operating activities is due primarily to growth in sales and collections from Remodulin. For the nine-month periods ended September 30, 2004 and 2003, United Therapeutics invested approximately $4.3 million and $2.8 million, respectively, in cash for property, plant and equipment. In June 2004, United Therapeutics completed its purchase of a lot adjacent to its Silver Spring, Maryland headquarters for approximately $2.9 million.

     United Therapeutics made milestone payments totaling $20,000 pursuant to existing license agreements during the nine-month period ending September 30, 2004. United Therapeutics is obligated to make royalty payments on sales of Remodulin which exceed annual net sales of $25.0 million and on all arginine products during 2004. Royalties on sales of all products in 2004 will range up to 10.0 percent of sales of those products.

     In December 2000, a subsidiary of United Therapeutics acquired the assets of Medicomp, Inc. and Telemedical Procedures, LLC (together referred to as Medicomp). Under terms of the acquisition agreement, United Therapeutics was required to issue additional shares to the sellers because the average closing price of United Therapeutics’ common stock over the 30 calendar days prior to the third anniversary of the acquisition was less than $70.00 per share. In August 2004, 591,832 shares of United Therapeutics’ common stock were issued to the sellers in satisfaction of this obligation. The resale of these shares will be registered during 2004.

     United Therapeutics believes that its existing revenues, together with existing capital resources (comprised primarily of cash, cash equivalents and marketable investments), will be adequate to fund its operations through 2006. Factors that could cause actual results of operations to differ from these expectations include the following:

•	Continued regulatory approval of Remodulin;

•	Expansion of existing regulatory approvals of Remodulin to include intravenously delivered Remodulin;

•	Additional regulatory approvals of Remodulin in other countries;

•	Retention and growth of reimbursable patients treated with Remodulin;

•	Impact of infusion site pain and infusion site reaction and other Remodulin side effects;

•	Changes in the current Remodulin pricing and dosing;

•	Changes in the length of time that Remodulin vials may be used by patients;

•	Reimbursement of Remodulin by public and private payers and the level of reimbursement;

•	Impact of other approved and investigational competitive products and changes in their pricing;

•	Changes in prescribers’ opinions about Remodulin;

•	Impact of medical and scientific opinion on all United Therapeutics’ products;

•	Size, scope, timely completion and outcome of the Remodulin post-marketing Phase IV clinical study;

•	Cost, timing and outcomes of regulatory reviews;

•	Rate of technological advances;

•	Continued performance by Remodulin distributors under existing agreements;

•	Development of manufacturing resources or the establishment, continuation or termination of third-party manufacturing arrangements;

•	Development of sales and marketing resources or the establishment, continuation or termination of third-party sales and marketing arrangements;

•	Establishment, continuation or termination of third-party clinical trial arrangements;

•	Defending and enforcing intellectual property rights;

•	Future milestone and royalty payments;

•	Risks associated with acquisitions, including the ability to integrate acquired businesses;

•	Actual expenses incurred in future periods;

•	Establishment of additional strategic acquisitions or licensing arrangements; and

•	Ability of United Therapeutics to maintain and grow its telemedicine and arginine revenues.

     United Therapeutics did not incur income tax expense for the three and nine month periods ended September 30, 2004 generally due to the availability of deductions for tax purposes which will offset any net income for these periods. As of September 30, 2004, United Therapeutics had available approximately $113.7 million in net operating loss carryforwards and approximately $29.8 million in business tax credit carryforwards for federal income tax purposes that expire at various dates through 2023. The portions of these carryforward items that were generated prior to June 1999 are subject to certain limitations. United Therapeutics does not believe that the limitations will cause the net operating loss and general business credit carryforwards to expire unused.

Off Balance Sheet Arrangement

     In June 2004, United Therapeutics entered into a synthetic operating lease and related agreements with Wachovia Development Corporation and its affiliates (Wachovia) to fund the construction of a laboratory facility in Silver Spring, Maryland. Under these agreements, Wachovia will fund up to $32.0 million towards the construction of the laboratory facility on ground owned by United Therapeutics. The construction phase commenced in 2004 and is expected to be completed in late 2005. Following construction, Wachovia will lease the laboratory facility to United Therapeutics with a term ending in May 2011. Under the 99 year ground lease, Wachovia will pay fair value rent to United Therapeutics for use of the land both during the construction phase and after the laboratory lease is terminated. During the term of the laboratory lease, Wachovia will pay $1 per year to United Therapeutics for use of the land.

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

     In addition, United Therapeutics agreed to pledge, as collateral, a portion of its marketable investments to secure its lease obligations. At September 30, 2004, approximately $10.2 million of marketable investments and cash were pledged as collateral and are reported as restricted marketable investments and cash in the consolidated balance sheets.

     This arrangement allows United Therapeutics to construct its laboratory facility without using its own working capital. United Therapeutics will manage the construction and incur construction costs. Wachovia will then reimburse these construction costs each month as they are incurred. United Therapeutics will make rent payments to Wachovia starting when construction of the facility is completed and through the lease termination in May 2011. There will not be any depreciation expense associated with the laboratory facility, since these improvements will be owned by Wachovia. The amount of rent to be paid to Wachovia will vary as it is tied to the then current 30-day LIBOR rate plus approximately 55 basis points. As this rate increases, so will the rents to be paid. Similarly, if this rate decreases, then the amount of rent to be paid to Wachovia will also decrease.

     United Therapeutics anticipates that rent payments will commence in late 2005, after completion of construction, and continue through termination of the lease in May 2011. Based on construction costs of up to approximately $32.0 million and the current effective rate of approximately 2.4 percent (equivalent to the current 30-day LIBOR rate plus approximately 55 basis points at September 30, 2004), the rents to be paid could approximate $765,000 annually. In addition, Wachovia has paid to United Therapeutics ground rent totaling approximately $307,000 that will be recognized in income ratably through May 2011.

     United Therapeutics has guaranteed a minimum residual value of the laboratory facility. This guaranteed residual is generally equal to 86 percent of the amount funded by Wachovia towards construction. If, at the end of the lease term, United Therapeutics does not renew the lease or purchase the improvements, then the building will be sold to a third party. In that event, United Therapeutics has guaranteed that Wachovia will receive at least this residual value amount. The maximum potential amount of this guarantee is approximately $27.5 million, equivalent to 86 percent of expected total construction costs of $32.0 million. United Therapeutics has estimated the fair value of this guarantee liability at approximately $839,000 and this amount is classified as a non-current liability in its balance sheet at September 30, 2004.

     The lease and other agreements with Wachovia require that, among other things, United Therapeutics maintain a consolidated current ratio of not less than 1.2:1.0 and a consolidated net worth of at least $70.0 million. The agreements contain other covenants and conditions with which United Therapeutics must comply throughout the construction and lease periods and upon termination of the lease. If United Therapeutics was unable to comply with these covenants and conditions, the agreements could terminate if the noncompliance was uncured and the parties could not agree otherwise. A termination of these agreements could result in United Therapeutics acquiring the improvements from Wachovia or the loss of its liquid collateral. If the agreements are terminated during the construction period due to United Therapeutics’ default, then United Therapeutics could be required to purchase the improvements. During construction, the amount United Therapeutics would be required to pay is limited to 89.9 percent of the construction costs.

Contractual Obligations

     At September 30, 2004, United Therapeutics had contractual obligations coming due approximately as follows (in thousands):

	Payment Due In
		Remainder	2005	2008	2010
		of	to	to	and
	Total	2004	2007	2009	Later
Capital lease obligations	$31	$6	$25	$—	$—
Operating lease obligations (1)	9,201	288	4,886	2,620	1,407
Purchase obligations	—	—	—	—	—
Other long-term liabilities reflected in the statement of financial position (2)	1,839	—	1,000	—	839
Milestone payments (3)	7,825	—	315	5,490	2,020

	$18,896	$294	$6,226	$8,110	$4,266

(1)	Operating lease obligations include the estimated lease payments on the laboratory facility being constructed in Silver Spring, Maryland. The lease is expected to commence in late 2005 and will expire in May 2011. The lease payments will generally be equal to applying the current 30-day LIBOR rate plus approximately 55 basis points (approximately 2.4 percent at September 30, 2004) to the cost of the construction of the laboratory. Upon termination of the lease, United Therapeutics will generally have the option of renewing the lease, purchasing the laboratory or selling it and repaying Wachovia the cost of its construction. United Therapeutics has guaranteed that if the laboratory is sold, Wachovia will receive at least 86 percent of the amount it funded towards the construction. It is estimated that the laboratory will cost approximately $32.0 million to construct and the guarantee is estimated at approximately $27.5 million. The estimated fair value of the guarantee is included in other long-term liabilities reflected in the statement of financial position as discussed below in footnote (2).

(2)	Other long-term liabilities include $1.0 million that will be paid to Northern Therapeutics to fund United Therapeutics’ equity investment in Northern Therapeutics and the estimated fair value of the guarantee described above in footnote (1) and further in the section above titled “Off Balance Sheet Arrangement”.

(3)	United Therapeutics has licensed certain products from other companies under certain license agreements. These agreements generally include milestone payments to be paid in cash by United Therapeutics upon the achievement of certain product development and commercialization goals set forth in each license agreement. Total milestone payments under these license agreements have been estimated based on the estimated timing of these development and commercialization goals.

Summary of Critical Accounting Policies

Remodulin Revenue Recognition

     Product sales of Remodulin are recognized when delivered to distributors, which are United Therapeutics’ customers for Remodulin. Product sales of Remodulin delivery pumps and related supplies are recognized when delivered to distributors on a gross basis in accordance with EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. Title to these products passes upon delivery. Had the net basis been applied, the amounts of revenues and cost of product sales reported in the consolidated financial statements would have been lower, but there would have been no impact on net income or losses. Prompt payment discounts, government rebates and fees to a certain distributor (customer) are estimated and recognized as reductions of revenue in the same period that revenues are recognized. Had these discounts, rebates and fees not been reported as reductions of revenue, the amounts reported as revenues and selling expenses would have been higher, but there would have been no impact on net income or losses. Return policies provide that product that has expired or become damaged in shipment may be replaced, but not returned. Therefore, reserves for exchanges are not recorded unless product expiration or damage occurs. The shelf life of Remodulin is two years from the date of its manufacture. United Therapeutics relies on its distributors to report damage in shipment or expirations of Remodulin product.

     One of United Therapeutics’ Remodulin distribution agreements stipulates minimum quarterly purchases by the distributor. The distribution agreement, however, does not permit the distributor to return Remodulin product solely based on the distributor’s ability or inability to resell the product. As such, revenues from sales to this distributor are recognized in the period that the Remodulin product is delivered to the distributor. During the three month periods ended September 30, 2004 and 2003, approximately $1.0 million and $2.0 million of Remodulin products were sold to this distributor and recognized as revenue, respectively. During the nine month periods ended September 30, 2004 and 2003, approximately $2.0 million and $2.0 million of Remodulin products were sold to this distributor and recognized as revenue.

Intangible Assets

     United Therapeutics adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), on January 1, 2002, which eliminated the amortization of goodwill. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair-value based test that is performed in October of each year. United Therapeutics continually evaluates whether events and circumstances have occurred that indicate that the remaining value of goodwill may not be recoverable. At September 30, 2004, management believed that goodwill was not impaired and therefore no impairment losses have been recorded. This conclusion is based on management’s judgment, taking into consideration expectations regarding future profitability and the status of the reporting units which have reported goodwill. However, changes in strategy or adverse changes in market conditions could impact this judgment and require an impairment loss to be recognized for the amount that the carrying value of goodwill exceeds its fair value.

Marketable Investments

     Currently, United Therapeutics invests portions of its cash in debt securities issued by federally sponsored agencies. Due to United Therapeutics’ intent and ability to hold these marketable debt investments until their maturities, these investments are reported at their amortized cost. United Therapeutics believes that it is able to hold these investments to maturity, due to the significant level of cash and cash equivalents it holds. If United Therapeutics did not have the ability and intent to hold these investments to maturity, it would have reported them in the consolidated balance sheets at their fair market values. At September 30, 2004, the amortized cost of these debt securities was approximately $48.7 million and their fair values totaled approximately $47.9 million.

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

     Stock Options

     United Therapeutics applies the principles of APB No. 25, Accounting for Stock Issued to Employees, in accounting for its stock options issued to its employees. The following table details the pro forma results had United Therapeutics applied the fair value principles of SFAS No. 123, Accounting for Stock-Based Compensation, for its employee options (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss), as reported	$6,266	$(1,341)	$8,559	$(6,749)
Less total stock-based employee compensation expense determined under fair value based method for all awards	(1,732)	(3,165)	(5,195)	(9,496)

Pro forma net income (loss)	$4,534	$(4,506)	$3,364	$(16,245)

Investments in Affiliates

     The equity method of accounting is used to account for most of United Therapeutics’ investments in affiliates. The equity method of accounting generally requires United Therapeutics to report its share of the affiliates’ net losses or profits in its financial statements, but does not require that assets, liabilities, revenues and expenses of the affiliates be consolidated with United Therapeutics’ consolidated financial statements. The equity method of accounting is being applied generally due to the lack of control over these affiliates and the levels of ownership held by United Therapeutics. Although United Therapeutics’ investment in Northern Therapeutics exceeds 50 percent, minority shareholders possess substantive participating rights that preclude Northern Therapeutics’ financial statements from being consolidated.

     Other investments in affiliates are accounted for on the cost method generally due to the lack of significant influence over these affiliates and a less than 20 percent ownership by United Therapeutics. The cost method of accounting does not require that United Therapeutics report its share of the affiliates’ net losses or profits in its financial statements, nor are affiliates’ assets, liabilities, revenues and expenses consolidated with United Therapeutics’ consolidated financial statements.

     The investment in AltaRex Medical Corp. is accounted for as an available-for-sale security because its stock is publicly traded. Available-for-sale securities are reported at their fair values in the balance sheet. Changes in their fair values are reported as other comprehensive income or loss. Declines in values that are considered other-than-temporary are reported as losses in the statement of operations. For the nine-month period ended September 30, 2004, the investment in AltaRex decreased by approximately $1.7 million as compared to an increase in fair market value of approximately $685,000 for the nine-month period ended September 30, 2003 based on quoted market prices. This decrease was reported as other comprehensive loss. At September 30, 2004, the fair market value of the AltaRex investment approximated its book value.

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

     Operating leases of assets do not require that the leased asset and the related rent obligation be reported in the lessee’s balance sheet, but rather be disclosed. In contrast, capital leases do require that the leased asset and rent obligations be reported in the lessee’s balance sheet as assets and debt. Changes in the equity participation by Wachovia and its affiliates under the agreements could affect the classification of the lease from operating to capital. In that event, United Therapeutics would include both the assets and debt associated with the laboratory facility on its balance sheet.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     At September 30, 2004, a substantial portion of United Therapeutics’ assets were comprised of debt securities issued by federally sponsored agencies. The market value of these investments fluctuates with changes in current market interest rates. In general, as rates increase, the market value of a debt investment would be expected to decrease. Likewise, as rates decrease, the market value of a debt investment would be expected to increase. To minimize such market risk, United Therapeutics holds such instruments to maturity at which time these instruments will be redeemed at their stated or face value. At September 30, 2004, United Therapeutics had approximately $48.7 million in debt securities issued by federally sponsored agencies with a weighted average stated interest rate of approximately 3.6 percent maturing through March 2012 and callable annually. The fair market value of this portfolio at September 30, 2004 was approximately $47.9 million.

     In June 2004, United Therapeutics entered into a synthetic operating lease and related agreements with Wachovia Development Corporation and its affiliates (Wachovia) to fund the construction of a laboratory facility in Silver Spring, Maryland. Under these agreements, United Therapeutics will pay rents to Wachovia generally based on applying the 30-day LIBOR rate plus approximately 55 basis points to the amount funded by Wachovia towards the construction of the laboratory. The total amount of construction is estimated to be approximately $32.0 million. At September 30, 2004, the total amount incurred related to the construction was approximately $3.1 million. Rents will be paid monthly from the time that the laboratory construction is completed until the termination of the lease in May 2011. These rents, therefore, are subject to the risk that LIBOR will increase or decrease during the period until termination in May 2011. At September 30, 2004, the 30-day LIBOR was approximately 1.8 percent. For every movement of 100 basis points (1 percent) in the 30-day LIBOR rate, the rents under this lease could increase or decrease by approximately $320,000 on an annualized basis.

Item 4. Controls and Procedures

     Based on their evaluation, as of September 30, 2004, United Therapeutics’ Chief Executive Officer and Chief Financial Officer have concluded that United Therapeutics’ disclosure controls and procedures (as defined in Rule 13a- 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective. There have been no changes in United Therapeutics’ internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

Exhibit No.	Description
10.1	United Therapeutics Corporation Amended and Restated Equity Incentive Plan, as amended effective as of September 24, 2004.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K

     On July 6, 2004, the Registrant filed a Form 8-K dated July 6, 2004 reporting an Item 5 event and attaching a press release related thereto.

     On August 3, 2004, the Registrant filed a Form 8-K dated August 3, 2004 reporting an Item 12 event and attaching a press release related thereto.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED THERAPEUTICS CORPORATION

Date: November 5, 2004	/s/ Martine A. Rothblatt

By: Martine A. Rothblatt
Title: Chairman and Chief Executive Officer

/s/ Fred T. Hadeed

By: Fred T. Hadeed
Title: Executive Vice President for Business Development and Chief Financial Officer