Form 10-Q
period 2005-03-31
UNITED THERAPEUTICS CORP
filed 2005-05-04
CIK 1082554

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

The number of shares outstanding of the issuer’s common stock, par value $.01 per share, as of May 2, 2005 was 22,626,348.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNITED THERAPEUTICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2005	December 31, 2004
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$82,812	$82,586
Marketable investments	7,000	200
Accounts receivable, net of allowance of $22 for 2005 and $23 for 2004	13,722	13,743
Interest receivable	321	499
Due from affiliates	635	524
Prepaid expenses	3,835	3,230
Inventories, net	9,101	8,014
Other current assets	1,880	1,696
Total current assets	119,306	110,492
Marketable investments	46,275	46,233
Marketable investments and cash—restricted	10,267	10,121
Goodwill, net	7,465	7,465
Other intangible assets, net	5,847	5,967
Property, plant and equipment, net	17,711	17,799
Investments in affiliates	8,638	7,444
Notes receivable from employees	170	446
Other assets	1,246	1,191
Total assets	$216,925	$207,158
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,996	$6,098
Accounts payable to affiliates and related parties	61	29
Accrued expenses	8,858	7,689
Due to affiliates and related parties	—	32
Current portion of notes and leases payable	10	16
Total current liabilities	11,925	13,864
Notes and leases payable, excluding current portion	10	10
Other liabilities	1,680	1,648
Total liabilities	13,615	15,522
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01, 10,000,000 shares authorized, no shares issued	—	—
Series A junior participating preferred stock, par value $.01, 100,000 authorized, no shares issued	—
Common stock, par value $.01, 100,000,000 shares authorized, 23,110,004 and 22,955,129 shares issued at March 31, 2005 and December 31, 2004, respectively, and 22,583,404 and 22,428,529 outstanding at March 31, 2005 and December 31, 2004, respectively	231	229
Additional paid-in capital	378,592	375,945
Accumulated other comprehensive income	4,041	2,677
Treasury stock at cost, 526,600 shares	(6,874)	(6,874)
Accumulated deficit	(172,680)	(180,341)
Total stockholders’ equity	203,310	191,636
Total liabilities and stockholders’ equity	$216,925	$207,158

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Revenues:
Net product sales	$21,867	$12,646
Service sales	1,208	1,037
License fees	132	—
Total revenues	23,207	13,683
Operating expenses:
Research and development	8,473	8,563
Selling, general and administrative	5,340	5,698
Cost of product sales	2,020	1,339
Cost of service sales	535	456
Total operating expenses	16,368	16,056
Income (loss) from operations	6,839	(2,373)
Other income (expense):
Interest income	981	649
Interest expense	—	(2)
Equity loss in affiliate	(180)	(127)
Other, net	21	6
Total other income, net	822	526
Income (loss) before income tax	7,661	(1,847)
Income tax	—	—
Net income (loss)	$7,661	$(1,847)
Net income (loss) per common share:
Basic	$0.34	$(0.09)
Diluted	$0.31	$(0.09)
Weighted average number of common shares outstanding:
Basic	22,490	21,329
Diluted	24,538	21,329

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$7,661	$(1,847)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	632	609
Provision for bad debt	—	9
Provision for inventory obsolescence	26	78
Loss on disposals of equipment	5	—
Options issued in exchange for services	182	67
Amortization of discount or premium on investments	(42)	(25)
Equity loss in affiliate	180	127
Changes in operating assets and liabilities:
Accounts receivable	21	2,510
Interest receivable	178	235
Inventories	(1,113)	186
Prepaid expenses	(605)	(448)
Other assets	(239)	(1,121)
Accounts payable	(3,102)	(987)
Accrued expenses	1,169	943
Due to (from) affiliates	166	—
Other liabilities	32	2
Net cash provided by operating activities	5,151	338
Cash flows from investing activities:
Purchases of property, plant and equipment	(441)	(464)
Purchases of held-to-maturity investments	—	(29,813)
Purchases of available-for-sale investments	(7,145)	—
Maturities of held-to-maturity investments	—	30,000
Sales of available-for-sale investments	200	—
Net cash used in investing activities	(7,386)	(277)
Cash flows from financing activities:
Proceeds from the exercise of stock options	2,467	654
Principal payments on notes payable and capital lease obligations	(6)	(756)
Net cash provided by (used in) financing activities	2,461	(102)
Net increase (decrease) in cash and cash equivalents	226	(41)
Cash and cash equivalents, beginning of period	82,586	68,562
Cash and cash equivalents, end of period	$82,812	$68,521
Supplemental schedule of cash flow information:
Cash paid for interest	$—	$1

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
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

United Therapeutics’ lead product is Remodulin®. On May 21, 2002, the United States Food and Drug Administration (FDA) approved Remodulin (treprostinil sodium) Injection for the treatment of pulmonary arterial hypertension in patients with NYHA class II-IV symptoms to diminish symptoms associated with exercise. United Therapeutics was required by the FDA to perform a post-marketing Phase IV clinical study to further assess the clinical benefits of Remodulin. Continued FDA approval of Remodulin is subject to the diligent and timely completion of the Phase IV trial, as well as its outcome. On November 24, 2004, the FDA approved intravenous infusion of Remodulin, based on data establishing its bioequivalence with the subcutaneous administration of Remodulin, for patients who are not able to tolerate a subcutaneous infusion. This approval was also conditioned upon the diligent and timely completion of the Phase IV trial, as well as its outcome. International applications for the approval of Remodulin are pending.

United Therapeutics has generated pharmaceutical revenues from sales of Remodulin and arginine products in the United States, Europe and Asia. In addition, United Therapeutics has generated non-pharmaceutical revenues from telemedicine products and services in the United States.

2. BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared, without audit, pursuant to Regulation S-X of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto contained in United Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission.

In the opinion of United Therapeutics’ management, any adjustments contained in the accompanying unaudited consolidated financial statements are of a normal recurring nature, necessary to present fairly the financial position as of March 31, 2005 and results of operations and cash flows for the three-month periods ended March 31, 2005 and 2004. Interim results are not necessarily indicative of results for an entire year.

Certain amounts in the 2004 statement of operations were reclassified to conform to the 2005 presentation.

3. STOCKHOLDERS’ EQUITY

Earnings (Loss) per Common Share

Basic earnings (loss) per common share are computed by dividing net income or (loss) by the weighted average number of shares of common stock outstanding during the respective periods. Diluted earnings (loss) per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period plus the effects of outstanding stock options that could potentially dilute earnings per share in the future. The effects of potentially dilutive stock options were calculated using the treasury stock method. The effects of outstanding stock options were not included in the computation of diluted loss per share in 2004 because to do so would have been antidilutive for the period presented. As of March 31, 2004, those options totaled approximately 968,000 shares. The components of basic and dilutive earnings (loss) per share are as follows (in thousands, except per share amounts):

	Three Months ended March 31,
	2005	2004
Net income (loss) (Numerator)	$7,661	$(1,847)
Shares (Denominator):
Weighted average outstanding shares for basic EPS	22,490	21,329
Dilutive effect of stock options	2,048	—
Adjusted weighted average shares for diluted EPS	24,538	21,329
Earnings (loss) per share
Basic	$0.34	$(0.09)
Diluted	$0.31	$(0.09)

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

In accordance with SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, the effect on net income (loss) and net income (loss) per share if United Therapeutics had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation is as follows (in thousands, except per share amounts):

	Three Months ended March 31,
	2005	2004
Net income (loss), as reported	$7,661	$(1,847)
Less total stock-based employee compensation expense determined under fair value based method for all awards	(2,820)	(2,199)
Pro forma net income (loss)	$4,841	$(4,046)
Basic net income (loss) per common share:
As reported	$0.34	$(0.09)
Pro forma	$0.22	$(0.19)
Diluted net income (loss) per common share:
As reported	$0.31	$(0.09)
Pro forma	$0.20	$(0.19)

The effect of applying SFAS No. 123 on 2005 and 2004 pro forma net income (loss) and net income (loss) per share as stated above, is not necessarily representative of the effects on reported net income (loss) for future years due to, among other things, the vesting period of the stock options and the fair value of additional stock options that may be granted in future years.

The Financial Accounting Standards Board has issued a revision to SFAS No. 123 (SFAS 123(R)). SFAS 123(R) was initially required to be implemented by July 1, 2005, but its effectiveness has been delayed until January 1, 2006 by the Securities and Exchange Commission. Accordingly, United Therapeutics will adopt SFAS 123(R) on January 1, 2006. SFAS 123(R) is expected to have significant impacts on the accounting and disclosure of employee stock options and future operating results since, among other things, it will require that stock-based employee compensation be expensed in the statement of operations.

During the three months ended March 31, 2005 and 2004, options to purchase 154,875 and 49,110 shares, respectively, were exercised.

4. INVENTORIES

United Therapeutics manufactures certain compounds and purchases medical supplies for use in its product sales and ongoing clinical trials. United Therapeutics subcontracts the manufacture of cardiac monitoring equipment. United Therapeutics contracts with a third-party manufacturer to make the HeartBar® and related products. These inventories are accounted for under the first-in, first-out method and are carried at the lower of cost or market. At March 31, 2005 and December 31, 2004, inventories consisted of the following, net of reserves of approximately $441,000 and $447,000 at March 31, 2005 and December 31, 2004, respectively (in thousands):

	March 31, 2005	December 31, 2004
Remodulin:
Raw materials	$765	$553
Work in progress	5,849	5,428
Finished goods	1,365	960
Remodulin delivery pumps and medical supplies	777	804
Cardiac monitoring equipment components	48	—
HeartBar and related product lines	297	269
Total inventories	$9,101	$8,014

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets were comprised as follows (in thousands):

	As of March 31, 2005			As of December 31, 2004
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill	$9,072	$(1,607)	$7,465	$9,072	$(1,607)	$7,465
Intangible assets:
Noncompete agreements	$273	$(273)	$—	$273	$(273)	$—
Trademarks	2,802	(1,045)	1,757	2,802	(984)	1,818
Technology and patents	6,164	(2,074)	4,090	6,164	(2,015)	4,149
Total intangible assets	$9,239	$(3,392)	$5,847	$9,239	$(3,272)	$5,967

Total amortization expense for each of the three-month periods ended March 31, 2005 and 2004 was approximately $120,000. As of December 31, 2004, the aggregate amortization expense related to these intangible assets for each of the five succeeding years was estimated as follows (in thousands):

Year ending December 31,
2005	$479
2006	479
2007	432
2008	432
2009	432

6. SEGMENT INFORMATION

United Therapeutics has two reportable business segments. The pharmaceutical segment includes all activities associated with the research, development, manufacture and commercialization of therapeutic products. The telemedicine segment includes all activities associated with the development and manufacture of patient monitoring products and the delivery of patient monitoring services. The telemedicine segment is managed separately because diagnostic services require different technology and marketing strategies.

Segment information as of and for the three months ended March 31, 2005 and 2004 was as follows (in thousands):

	Three Months Ended March 31,
	2005			2004
	Pharmaceutical	Telemedicine	Consolidated Totals	Pharmaceutical	Telemedicine	Consolidated Totals
Revenues from external customers	$21,827	$1,380	$23,207	$12,516	$1,167	$13,683
Income (loss) before income tax	7,889	(228)	7,661	(1,315)	(532)	(1,847)
Interest income	978	3	981	647	2	649
Interest expense	—	—	—	(1)	(1)	(2)
Depreciation and amortization	(412)	(220)	(632)	(361)	(248)	(609)
Equity loss in affiliate	(180)	—	(180)	(127)	—	(127)
Total investment in equity method investees	2,632	—	2,632	3,438	—	3,438
Expenditures for long-lived assets	235	206	441	306	158	464
Goodwill, net	1,287	6,178	7,465	1,287	6,178	7,465
Total assets	206,889	10,036	216,925	166,166	9,874	176,040

The segment information shown above equals the consolidated totals when combined. These consolidated totals equal the amounts reported in the consolidated financial statements without further reconciliation for those categories which are reported in the consolidated financial statements. There are no inter-segment transactions.

For the three-month periods ended March 31, 2005 and 2004 approximately 88 percent and 80 percent of United Therapeutics revenues were earned from customers located in the United States, respectively.

7. COMPREHENSIVE INCOME (LOSS)

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income (loss) and its components. SFAS No. 130 requires, among other things, that unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments be included in other comprehensive income (loss). The following statement presents comprehensive income (loss) for the three months ended March 31, 2005 and 2004 (in thousands):

	Three Months Ended March 31,
	2005	2004
Net income (loss)	$7,661	$(1,847)
Other comprehensive income (loss):
Foreign currency translation adjustment	(11)	(74)
Unrealized gain (loss) on available-for-sale securities	1,375	(1,512)
Comprehensive income (loss)	$9,025	$(3,433)

8. INCOME TAXES

United Therapeutics did not incur income tax expense for the three-month periods ended March 31, 2005 and 2004 generally due to the availability of deductions for tax purposes which will offset any taxable income for these periods. As of March 31, 2005, United Therapeutics had available approximately $106.6 million in net operating loss carryforwards and approximately $27.3 million in business tax credit carryforwards for federal income tax purposes that expire at various dates through 2024. The portions of these carryforward items that were generated prior to November 2004 are subject to certain limitations. United Therapeutics does not believe that the limitations will cause the net operating loss and general business credit carryforwards to expire unused.

9. NORTHERN THERAPEUTICS

The CEO of United Therapeutics served as Chairman of the Board and acting CEO of Northern Therapeutics since 2001. On March 4, 2005, the CEO of United Therapeutics ceased serving in these capacities for Northern Therapeutics.

10. LICENSE FEES

In March 2005, United Therapeutics entered into an agreement providing a third party with a one-year exclusivity period in which to perform due diligence with respect to certain glycobiology intellectual property rights controlled by United Therapeutics, in exchange for approximately $325,000. The fee is payable in installments over the one-year period. Amounts paid to United Therapeutics by the licensee during the quarter ended March 31, 2005 are nonrefundable and were recognized as revenues in that period. At any time during the one-year period the third-party has the right to enter into negotiations with United Therapeutics to acquire an exclusive license to commercialize products under such intellectual property rights for a field of use outside of United Therapeutics’ core therapeutic areas. The agreement may be terminated by the third party at any time. If terminated by the third party, subsequent installments would no longer be due.

11. PHASE IV CLINICAL STUDY

During the three months ended March 31, 2005, Remodulin drug sales accounted for approximately 92% of total revenues. Upon FDA approval in 2002, United Therapeutics was required by the FDA to perform a post-marketing Phase IV clinical study to further assess the clinical benefits of Remodulin. Continued FDA approval of Remodulin is subject to the diligent and timely completion of the Phase IV trial, as well as its outcome. The Phase IV clinical trial was required to be one-half enrolled by June 2004 and must be fully enrolled by June 2005; however, the FDA has permitted an interim assessment and opportunity to terminate the Phase IV study after only 21 patients have completed the study. The final study report is required to be submitted in December 2005. To date, only 19 patients have been enrolled in this 39-patient Phase IV trial. Enrolling patients in this study is difficult, in part because it involves randomizing some of the patients to placebo despite the fact that approved drugs are available for these patients.

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

12. LABORATORY CONSTRUCTION AGREEMENT

In March 2005, United Therapeutics entered into a construction management agreement with Turner Construction Company (“Turner”). Turner will manage the construction of the new laboratory facility.  Under the terms of the agreement, Turner will be responsible for the construction of the facility. The agreement has a guaranteed maximum price clause in which Turner agrees that the construction cost of the facility will not exceed approximately $27.0 million, which amount is subject to change based on agreed-upon changes to the scope of work. Turner will be responsible for covering any costs in excess of the guaranteed maximum price guarantee. If the ultimate cost of the project is less than the guaranteed maximum price of $27.0 million, then a portion of the costs savings will be shared with Turner. In addition, Turner must pay penalties to United Therapeutics if the construction is not completed by April 2006, which date is subject to change based on agreed-upon changes to the scope of work. Construction costs to be incurred under this agreement will be reimbursed to United Therapeutics by Wachovia Development Corporation in accordance with the synthetic operating lease and related agreements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and related notes appearing in United Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2004. The following discussion contains forward-looking statements made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995 concerning, among other things, the pricing of Remodulin, the dosing and rate of patient consumption of Remodulin, the impacts of price changes and changes in patient consumption of Remodulin on future revenues, the timing and outcome of the Phase IV clinical trial, any actions that may or may not be taken by the FDA as a result of the timing and outcome of the Phase IV clinical trial, the outcome of the receipt of a warning letter and potential future warning letters from the FDA and any actions that may or may not be taken by the FDA as a result of such warning letter or letters, the funding of operations from future revenues, the expectation of continued profits or losses, expectations concerning milestone and royalty payments in 2005, the use of net operating loss carryforwards and business tax credit carryforwards, the completion of in-process research and development products and their impact on United Therapeutics, the pace and timing of enrollment in clinical trials, the expectation, outcome and timing of new and continuing regulatory approvals, the expected levels and timing of Remodulin sales, the adequacy of United Therapeutics’ resources to fund operations through 2007, the timing and level of spending to construct a laboratory production facility, the potential amount of the minimum residual value guarantee to Wachovia, events that could occur upon termination of the Wachovia agreements, expectations concerning payments of contractual obligations in all future years and their amounts, the potential impacts of new accounting standards, the sale of common stock at favorable terms under the primary registration statement filed with the SEC in February 2005, as well as statements preceded by, followed by or that include the words “believes”, “expects”, “anticipates”, “intends”, “estimates”, “may” or similar expressions. These statements are based on the beliefs and expectations of United Therapeutics as to future outcomes and are subject to risks and uncertainties that could cause United Therapeutics’ results to differ materially from anticipated results. Factors that could cause or contribute to such differences include those discussed below and the risks described in United Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2004 and the other cautionary statements, cautionary language and risk factors set forth in United Therapeutics’ other reports and documents filed with the Securities and Exchange Commission. United Therapeutics undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise.

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

The amended Phase IV clinical trial was required to be one-half enrolled by June 2004 and must be fully enrolled by June 2005; however, the FDA has permitted an interim assessment and opportunity to terminate the Phase IV study after only 21 patients have completed the study. The final study report is required to be submitted in December 2005. To date, only 19 patients have been enrolled in this 39-patient Phase IV trial. Enrolling patients in this study is difficult, in part because it involves randomizing some of the patients to placebo despite the fact that approved drugs are available for these patients.

United Therapeutics is not currently enrolling the Phase IV trial within the time frame specified by the FDA, and therefore is at risk of the FDA at any time requesting that United Therapeutics attend a public hearing to withdraw marketing approval for Remodulin. United Therapeutics is in discussions with the FDA about its due diligence in enrolling the Phase IV trial and has made a proposal which United Therapeutics believes will ensure that it is able to provide interpretable results of this trial by the December 2005 final study report delivery deadline. Specifically, United Therapeutics has proposed that the FDA evaluate the results of the Phase IV trial based on the number of patients enrolled through September 15, 2005. The FDA is reviewing this proposal. The FDA could, among other things, accept this proposal, grant an extension of time to continue to enroll the trial, or institute a public hearing to withdraw marketing approval for Remodulin. If a withdrawal hearing were instituted by the FDA, United Therapeutics would pursue the opportunity to participate as it believes that it has exercised good faith due diligence in pursuing enrollment of this trial.

On November 24, 2004, the FDA approved intravenous infusion of Remodulin, based on data establishing its bioequivalence with the previously approved subcutaneous administration of Remodulin, for patients who are not able to tolerate a subcutaneous infusion. This approval was also conditioned upon the diligent and timely completion of the Phase IV trial, as well as its outcome. Remodulin is also approved for subcutaneous use in France, Canada, Israel, Australia and Switzerland. Marketing authorization applications are currently under review in other countries.

On April 13, 2005, the FDA issued a warning letter to United Therapeutics citing a professional journal advertisement for Remodulin and a medical frequently asked questions booklet for Remodulin which the FDA considered to be false or misleading because they minimize risk information, make unsubstantiated effectiveness and comparative claims, and omit material facts. In addition, the FDA-approved product labeling for Remodulin did not accompany the booklet, and these materials were not submitted to the FDA for review prior to dissemination and at the time of initial dissemination as required under the accelerated approval regulations. The FDA warning letter requested that United Therapeutics immediately cease the dissemination of the violative promotional materials, provide a written response confirming United Therapeutics’ compliance with the request, provide a list of all materials to be discontinued, explain its plan for discontinuing use of such materials, and include a comprehensive plan of action to disseminate truthful, non-misleading and complete corrective messages to the audiences that received the violative promotional materials.

On April 27, 2005, United Therapeutics responded to the actions the FDA requested in the warning letter and proposed corrective measures for its consideration. While United Therapeutics is committed to keeping an open dialog with the FDA, and to improving its processes and procedures to ensure compliance with its pre-submission obligations, there can be no assurances that the FDA will not issue additional warning letters with respect to promotional materials disseminated following the 2002 approval of Remodulin. In addition, in accordance with the accelerated approval regulations under which Remodulin was approved, United Therapeutics is at risk that the FDA may at any time request United Therapeutics to attend a public hearing to withdraw marketing approval for Remodulin on the basis of the dissemination of false or misleading promotional materials. Nevertheless, United Therapeutics is committed to ensuring that all of its advertising and promotional materials are in compliance with all applicable regulatory requirements and to working with the FDA to address any issues that arise in connection with its advertising and labeling materials.

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

Future Prospects

While United Therapeutics was profitable during the quarter ended March 31, 2005 and most of 2004, it incurred net losses for all quarters from inception through March 31, 2004. At March 31, 2005, United Therapeutics had an accumulated deficit of approximately $172.7 million. United Therapeutics may again incur net losses and cannot provide assurances that, in the future, it will be profitable. Future profitability will depend on many factors, including timely and successful completion of the Remodulin Phase IV study discussed above under United Therapeutics Products and Services, the price, level of sales, level of reimbursement by public and private insurance payers, the impacts of competitive products and the number of patients using Remodulin and other currently commercialized products and services, as well as the results and costs of research and development projects.

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

Cardiovascular Disease Projects

Subcutaneous use of Remodulin was approved by the FDA in May 2002 for the treatment of pulmonary arterial hypertension in NYHA Class II-IV patients to diminish symptoms associated with exercise. A condition of continued FDA approval is that a Phase IV clinical study must be completed in a timely and diligent manner as discussed above under United Therapeutics Products and Services. That study is currently ongoing. Remodulin was also approved in France, Canada, Israel, Australia and Switzerland for similar uses. United Therapeutics is in the process of planning the commencement of the mutual recognition process to obtain approval of the subcutaneous use of Remodulin in other countries in the European Union. Regulatory applications and reviews of Remodulin for pulmonary arterial hypertension are ongoing in other countries. Material net cash inflows from the sales of Remodulin for pulmonary arterial hypertension commenced in May 2002 after FDA approval was received.

United Therapeutics is currently evaluating the Medtronic 407C infusion pump for use with intravenous Remodulin in patients with pulmonary arterial hypertension. Studies are underway in adult and pediatric patients to explore logistics associated with use of this pump and expand clinical information.  On March 29, 2005, the manufacturer of the Medtronic 407C received FDA approval for intravenous use. It was previously approved for subcutaneous use only.

In March 2005, United Therapeutics commenced a 12-week placebo-controlled trial of intravenous Remodulin in patients with pulmonary arterial hypertension. The trial is being conducted in India and will enroll up to 126 patients.  Interim results of this trial will be assessed after 33, 66 and 99 patients have completed 12 weeks.

United Therapeutics is in the early stages of developing oral and inhaled formulations of treprostinil. During 2004, United Therapeutics completed dosage studies of oral formulations of Remodulin in healthy volunteers and filed an Investigational New Drug Application (“IND”) on January 28, 2005 to perform an additional Phase I healthy volunteer study. During 2004, independent clinical investigators performed small uncontrolled trials of inhaled formulations of treprostinil in patients with pulmonary arterial hypertension. On March 28, 2005, LungRx, Inc., a wholly-owned subsidiary of United Therapeutics, filed an IND to perform a study of inhaled treprostinil in patients with pulmonary arterial hypertension. LungRx is currently completing preparations for the study.

United Therapeutics incurred expenses of approximately $4.4 million and $5.1 million during the three-month periods ended March 31, 2005 and 2004, respectively, on Remodulin development. Approximately $145.2 million from inception to date has been incurred on Remodulin development.

Cancer Disease Projects

United Therapeutics’ monoclonal antibody immunotherapies were licensed in April 2002 from AltaRex Medical Corp. OvaRex® MAb is the lead product and is currently being studied in two identical Phase III clinical trials in advanced ovarian cancer (Stage III and IV) patients. These studies, which commenced in January 2003, are being conducted at approximately 60 centers throughout the United States and are approximately 70% enrolled. These studies could take up to two years to complete following full enrollment, depending on trial patients’ relapse rates. United Therapeutics incurred expenses of approximately $1.8 million during each of the three-month periods ended March 31, 2005 and 2004, on OvaRex development. Approximately $25.5 million from inception to date has been incurred on OvaRex development.

Infectious Disease Projects

United Therapeutics’ infectious disease program includes glycobiology antiviral drug candidates in the preclinical and clinical stages of testing. The drugs in this program are being developed for hepatitis C, hepatitis B and other infectious diseases. The first candidate for hepatitis C, UT-231B, completed acute and chronic Phase I clinical dosing studies to assess safety in healthy volunteers in early 2003. Phase II clinical studies in patients infected with hepatitis C were initiated in July 2003 and were completed in October 2004. In that trial, UT-231B did not demonstrate efficacy against hepatitis C in a population of patients that previously failed conventional treatments. United Therapeutics is now performing preclinical testing to help determine the feasibility of a trial of UT-231B in patients who responded positively to conventional treatments for hepatitis C in order to prevent relapse. United Therapeutics incurred expenses of approximately $1.2 million and $653,000 during the three month periods ended March 31, 2005 and 2004, respectively, for its infectious disease programs. Approximately $32.9 million from inception to date has been incurred for infectious disease programs.

Project Risks

Due to the inherent uncertainties involved in the drug development, regulatory review and approval processes, the anticipated completion dates, the cost of completing the research and development and the period in which material net cash inflows from these projects are expected to commence are not known or estimable. There are many risks and uncertainties associated with completing the development of the unapproved products discussed above, including the following:

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

Financial Position

Cash, cash equivalents and marketable investments (including all unrestricted and restricted amounts) at March 31, 2005 were approximately $146.4 million, as compared to approximately $139.1 million at December 31, 2004. The increase of approximately $7.3 million is due primarily to cash provided by operating activities of approximately $5.2 million and proceeds from the exercise of stock options totaling approximately $2.5 million. Restricted cash and marketable investments pledged to secure United Therapeutics’ obligations under the synthetic operating lease discussed below under Off Balance Sheet Arrangement at March 31, 2005 totaled approximately $10.3 million, as compared with approximately $10.1 million at December 31, 2004.

Prepaid expenses at March 31, 2005 were approximately $3.8 million, as compared to approximately $3.2 million at December 31, 2004. The increase of approximately $600,000 was due primarily to a greater level of prepayments to vendors and service providers at March 31, 2005.

Inventories, net of reserves for obsolescence, at March 31, 2005 were approximately $9.1 million, as compared to approximately $8.0 million at December 31, 2004. The increase was due primarily to increased levels of Remodulin finished goods and work in process.

Investments in affiliates at March 31, 2005 were approximately $8.6 million, as compared to approximately $7.4 million at December 31, 2004. The increase was due primarily to an increase in the fair value of United Therapeutics’ investment in ViRexx Medical Corporation, based on quoted market prices.

Accounts payable at March 31, 2005 were approximately $3.0 million, as compared to approximately $6.1 million at December 31, 2004. The decrease was due generally to the timing of payments to vendors.

Accrued expenses at March 31, 2005 were approximately $8.9 million, as compared to approximately $7.7 million at December 31, 2004. The increase was due primarily to accrued expenses for personnel and clinical trial expenses.

Total stockholders’ equity at March 31, 2005 was approximately $203.3 million, as compared to $191.6 million at December 31, 2004. The increase in stockholders’ equity of approximately $11.7 million was due primarily to net income earned during the three months ended March 31, 2005 and the proceeds from exercises of stock options of approximately $2.5 million.

Results Of Operations

Three Months ended March 31, 2005 and 2004

	Revenues for the Three Months Ended
	March 31, 2005	March 31, 2004
	(in thousands)
Remodulin	$21,465	$11,569
Telemedicine services and products	1,380	1,167
Other products	229	947
License fee	133	—
Total revenues	$23,207	$13,683

Revenues for the three months ended March 31, 2005 were approximately $23.2 million, as compared to approximately $13.7 million for the three months ended March 31, 2004. The increase of approximately $9.5 million was due primarily to growth in patients using Remodulin and the price increase discussed below. The impact of the price change was to increase revenues from Remodulin by approximately $4.6 million and $624,000 for the three months ended March 31, 2005 and 2004, respectively. For the three-month periods ended March 31, 2005 and 2004, approximately 88 percent and 80 percent of United Therapeutics revenues were earned from customers located in the United States, respectively.

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

A roll forward of the liability accounts associated with estimated government rebates, prompt pay discounts and fees to a distributor for services as well as the net amount of reductions to revenues for these items are presented as follows (in thousands):

	Three Month Periods Ended
	March 31, 2005	March 31, 2004
Liability accounts, at beginning of period	$2,121	$936
Additions to liability	1,367	889
Payments	(1,508)	(876)
Liability accounts, at end of period	$1,980	$949
Net reductions to revenues	$1,367	$889

Remodulin is sold to distributors in the United States at an agreed-upon discount from the published average wholesale price (AWP) and to international distributors at an agreed-upon transfer price. In 2003, the published AWP of Remodulin was $65.00 per milligram (mg) for the 1.0 mg, 2.5 mg and 5.0 mg concentrations and $39.00 per mg for the 10.0 mg concentration. Late in the first quarter of 2004, the published AWP for the 10.0 mg concentration was increased to $65.00 per mg to achieve uniform pricing. Also during the first quarter of 2004, United Therapeutics informed prescribers of Remodulin that based on laboratory studies completed in late 2003, vials containing Remodulin remain stable for up to 30 days from their first use. Previously, the period of stability had been established at 14 days. Furthermore, in November 2004, the FDA approved package insert for Remodulin was updated to reflect the 30 day stability. Therefore, patients are expected to use Remodulin vials for longer than 14 days and, accordingly, consume fewer vials annually. The increase in the period of stability may result in decreased future net sales of Remodulin.

United Therapeutics’ distributors endeavor to maintain levels of Remodulin inventories sufficient to satisfy existing and new demand for the product. Inventory levels held by United States-based distributors (as reported to United Therapeutics by such distributors) at March 31, 2005 and December 31, 2004 were approximately $12.7 million and $14.0 million, respectively, based on United Therapeutics’ selling price. As Remodulin is not yet approved in the European Union, inventory levels outside of the United States were not believed to be significant. Product returns were due to arginine products and totaled approximately $1,000 and $23,000 during the three months ended March 31, 2005 and 2004, respectively.

Research and development expenses consist primarily of salaries and related expenses, costs to acquire pharmaceutical products and product rights for development and amounts paid to contract research organizations, hospitals and laboratories for the provision of services and materials for drug development and clinical trials. Research and development expenses were approximately $8.5 million for the three months ended March 31, 2005, which is comparable to the approximately $8.6 million for the three months ended March 31, 2004. During the three months ended March 31, 2005, expenses for Remodulin-related programs decreased by approximately $757,000 while expenses for the infectious disease program increased by approximately $567,000, respectively, as compared to the three months ended March 31, 2004. See Major Research and Development Projects above, for additional information.

Selling, general and administrative expenses consist primarily of salaries, travel, office expenses, insurance, professional fees, provision for doubtful accounts receivable, depreciation and amortization. Selling, general and administrative expenses were approximately $5.3 million for the three months ended March 31, 2005, which is comparable to approximately $5.7 million for the three months ended March 31, 2004.

Cost of sales consists of the cost to manufacture or acquire products that are sold to customers. Cost of service sales consists of the salaries and related overhead necessary to provide services to customers.

Cost of product sales was approximately 9% of product sales for the three months ended March 31, 2005, which is consistent with approximately 11% for the three months ended March 31, 2004. Cost of service sales was approximately 44% of service sales for each of the three months ended March 31, 2005 and 2004.

Interest income for the three months ended March 31, 2005 was approximately $981,000, as compared to interest income of approximately $649,000 for the three months ended March 31, 2004. The increase is due primarily to an increase in cash available for investing during 2005 and increased market interest rates.

Equity loss in affiliate represents United Therapeutics’ share of Northern Therapeutics, Inc.’s losses. At March 31, 2005, United Therapeutics owned approximately 68% of Northern Therapeutics. The equity loss in affiliate was approximately $180,000 for the three months ended March 31, 2005, as compared to approximately $127,000 for the three months ended March 31, 2004. Northern Therapeutics, Inc.’s loss is due primarily to expenditures for its autologous (non-viral vector) gene therapy research for pulmonary hypertension and sales and marketing activities for Remodulin in Canada.

Liquidity and Capital Resources

Until June 1999, United Therapeutics financed its operations principally through private placements of common stock. On June 17, 1999, United Therapeutics completed its initial public offering. Net proceeds to United Therapeutics from the initial public offering and sale of the over-allotment shares, after deducting underwriting commissions and offering expenses, were approximately $56.4 million. In 2000, United Therapeutics issued common stock in two private placements and received aggregate net proceeds of approximately $209.0 million. Until 2002, United Therapeutics funded the majority of its operations from such net proceeds of equity. During 2005, United Therapeutics funded the majority of its operations from revenues, mainly Remodulin related, and this is expected to continue.

In addition, in February 2005, United Therapeutics filed a primary shelf registration statement with the SEC to enable United Therapeutics to offer and sell up to five million shares of its common stock from time to time in one or more offerings. The shelf registration statement will provide United Therapeutics the flexibility to take advantage of future financing opportunities on terms that United Therapeutics considers advantageous, with terms that would be established at the time of any such offering. The shelf registration statement was declared effective in February 2005.

United Therapeutics’ working capital at March 31, 2005 was approximately $107.4 million, as compared to approximately $96.6 million at December 31, 2004. The increase is primarily due to increases in current marketable investments of approximately $6.8 million and inventories of approximately $1.1 million, as well as a reduction in current liabilities of approximately $1.9 million.

Net cash provided by operating activities was approximately $5.2 million for the three months ended March 31, 2005 as compared to approximately $338,000 for the three months ended March 31, 2004. The increase in cash provided by operating activities is due primarily to growth in sales and collections from Remodulin. For the three months ended March 31, 2005 and 2004, United Therapeutics invested approximately $441,000 and $464,000, respectively, in cash for property, plant and equipment.

United Therapeutics made milestone payments totaling $20,000 pursuant to existing license agreements during the three months ended March 31, 2005. United Therapeutics is obligated to make royalty payments on sales of Remodulin which exceed annual net sales of $25.0 million and on all arginine products. Royalties on sales of all products currently marketed will range up to 10% of sales of those products.

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

•       Impact of any regulatory restrictions on United Therapeutics’ marketing and promotional activities;

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

United Therapeutics did not incur income tax expense for the three months ended March 31, 2005 generally due to the availability of deductions for tax purposes which will offset any taxable income for this period. As of March 31, 2005, United Therapeutics had available approximately $106.6 million in net operating loss carryforwards and approximately $27.3 million in business tax credit carryforwards for federal income tax purposes that expire at various dates through 2024. United Therapeutics is currently conducting a study to determine whether any limitations under Section 382 of the Internal Revenue Code have been triggered. Preliminary results of this study indicate that a limitation occurred prior to November 2004. As a result, portions of these carry-forward items that were generated prior to November 2004 will be subject to certain limitations on their use. United Therapeutics does not believe that these limitations will cause the net operating loss and general business credit carryforwards to expire unused.

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

In addition, United Therapeutics agreed to pledge, as collateral, a portion of its marketable investments to secure its lease obligations. At March 31, 2005, approximately $10.3 million of marketable investments and cash were pledged as collateral and are reported as restricted marketable investments and cash in the consolidated balance sheets.

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

United Therapeutics anticipates that rent payments will commence in early 2006, after completion of construction, and continue through termination of the lease in May 2011. Based on construction costs of up to approximately $32.0 million and the current effective rate of approximately 3.42 percent (equivalent to the current 30-day LIBOR rate plus approximately 55 basis points at March 31, 2005), the rents to be paid could approximate $1.1 million annually. In addition, Wachovia has paid to United Therapeutics ground rent totaling an aggregate of approximately $307,000 that will be recognized in income ratably through May 2011.

United Therapeutics has guaranteed a minimum residual value of the laboratory facility. This guaranteed residual is generally equal to 86 percent of the amount funded by Wachovia towards construction. If, at the end of the lease term, United Therapeutics does not renew the lease or purchase the improvements, then the building will be sold to a third party. In that event, United Therapeutics has guaranteed that Wachovia will receive at least this residual value amount. The maximum potential amount of this guarantee is approximately $27.5 million, equivalent to 86 percent of expected total construction costs of $32.0 million. United Therapeutics has estimated the fair value of this guarantee liability at approximately $839,000 and this amount is classified as a non-current liability in its balance sheet at March 31, 2005.

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

In March 2005, United Therapeutics entered into a construction management agreement with Turner Construction Company (“Turner”). Turner will manage the construction of the new laboratory facility. Under the terms of the agreement, Turner will be responsible for the construction of the facility. The agreement has a guaranteed maximum price clause in which Turner agrees that the construction cost of the facility will not exceed approximately $27.0 million, which amount is subject to change based on agreed-upon changes to the scope of work. Turner will be responsible for covering any costs in excess of the guaranteed maximum price guarantee. If the ultimate cost of the project is less than the guaranteed maximum price of $27.0 million, then a portion of the costs savings will be shared with Turner. In addition, Turner must pay penalties to United Therapeutics if the construction is not completed by April 2006, which date is subject to change based on agreed-upon changes to the scope of work.

Contractual Obligations

At March 31, 2005, United Therapeutics had contractual obligations coming due approximately as follows (in thousands):

	Payment Due In
	Total	Remainder Of 2005	2006 to 2008	2009 to 2010	2011 and Later
Capital lease obligations	$20	$10	$10	$—	$—
Operating lease obligations(1)	10,334	818	5,981	2,898	637
Construction agreement(2)	24,500	20,600	3,900	—	—
Purchase obligations	481	481	—	—	—
Other long-term liabilities reflected in the statement of financial position(1)	839	—	—	—	839
Milestone payments(3)	9,745	—	4,685	3,040	2,020
	$45,919	$21,909	$14,576	$5,938	$3,496

(1)          Operating lease obligations include the estimated lease payments on the laboratory facility being constructed in Silver Spring, Maryland. The lease is expected to commence in early 2006 and will expire in May 2011. The lease payments will generally be equal to applying the current 30-day LIBOR rate plus approximately 55 basis points (approximately 3.42 percent at March 31, 2005) to the cost of the construction of the laboratory. Upon termination of the lease, United Therapeutics will generally have the option of renewing the lease, purchasing the laboratory or selling it and repaying Wachovia the cost of its construction. United Therapeutics has guaranteed that if the laboratory is sold, Wachovia will receive at least 86 percent of the amount it funded towards the construction. It is estimated that the laboratory will cost approximately $32.0 million to construct and the guarantee is estimated at approximately $27.5 million. The estimated fair value of the guarantee is included in other long-term liabilities reflected in the statement of financial position. See “Off Balance Sheet Arrangement” for additional information.

(2)          These amounts are expected to be reimbursed by Wachovia to United Therapeutics under the synthetic operating lease agreement described above under Off Balance Sheet Arrangement.

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

One of United Therapeutics’ Remodulin distribution agreements stipulates minimum quarterly purchases by the distributor for periods through June 30, 2005. The distribution agreement, however, does not permit the distributor to return Remodulin product solely based on the distributor’s ability or inability to resell the product. As such, revenues from sales to this distributor are recognized in the period that the Remodulin product is delivered to the distributor. During the three-month periods ended March 31, 2005 and 2004, approximately $2.0 million and $510,000, of Remodulin products were sold to this distributor and recognized as revenue, respectively.

Intangible Assets

United Therapeutics adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), on January 1, 2002, which eliminated the amortization of goodwill. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test that is performed on October 1st of each year. United Therapeutics continually evaluates whether events and circumstances have occurred that indicate that the remaining value of goodwill may not be recoverable. At March 31, 2005, management believed that goodwill was not impaired and therefore no impairment losses have been recorded. This conclusion is based on management’s judgment, taking into consideration expectations regarding future profitability and the status of the reporting units which have reported goodwill. However, changes in strategy or adverse changes in market conditions could impact this judgment and require an impairment loss to be recognized for the amount that the carrying value of goodwill exceeds its fair value.

Marketable Investments

Currently, United Therapeutics invests portions of its cash in debt securities issued by federally-sponsored agencies and state-sponsored student loan agencies. Due to United Therapeutics’ intent and ability to hold these marketable debt investments until their maturities, these investments are reported at their amortized cost. United Therapeutics believes that it is able to hold these investments to maturity, due to the significant level of cash and cash equivalents it has. If United Therapeutics did not have the ability and intent to hold these investments to maturity, it would have reported them in the consolidated balance sheets at their fair market values. At March 31, 2005, the amortized cost of these debt securities was approximately $56.2 million and their fair values were approximately $54.3 million.

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

Stock Options

United Therapeutics applies the principles of APB No. 25, Accounting for Stock Issued to Employees, in accounting for its stock options issued to its employees. The following table details the pro forma results had United Therapeutics applied the fair value principles of SFAS No. 123, Accounting for Stock-Based Compensation, for its employee options (in thousands):

	Three Months Ended March 31,
	2005	2004
Net income (loss), as reported	$7,661	$(1,847)
Less total stock-based employee compensation expense determined under fair value based method for all awards	(2,820)	(2,199)
Pro forma net income (loss)	$4,841	$(4,046)

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

The investment in ViRexx Medical Corporation (formerly AltaRex Medical Corp.) is accounted for as an available-for-sale security because its stock is publicly traded. Available-for-sale securities are reported at their fair values in the balance sheet. Changes in their fair values are reported as other comprehensive income or loss. Declines in values that are considered other-than-temporary are reported as losses in the statement of operations. For the three months ended March 31, 2005, the fair value of the investment in ViRexx increased by approximately $1.4 million as compared to a decrease in fair market value of approximately $1.5 million for the three months ended March 31, 2004 based on quoted market prices. These changes in fair market value were reported as other comprehensive income or loss.

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

Recent Accounting Pronouncements

Stock-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued a revision of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (Statement 123(R)), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation (Statement 123). Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (Opinion 25), and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. Statement 123(R) was initially required to be implemented by July 1, 2005, but its effective date has been delayed until January 1, 2006 by the Securities and Exchange Commission. Accordingly, United Therapeutics anticipates that it will adopt Statement 123(R) on January 1, 2006.

As permitted by Statement 123, United Therapeutics currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values over the expected period of service. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on United Therapeutics’ results of operations, although it will have no impact on United Therapeutics’ overall financial position.

The full impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had United Therapeutics adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 to the consolidated financial statements contained in United Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2004 and in Note 3 to the interim consolidated financial statements contained in this Form 10-Q. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. United Therapeutics is unable to estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options.

Other-than-Temporary Impairment

In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF Issue No. 03-01 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. The effective date of the recognition and measurement provisions of EITF Issue No. 03-01 has been delayed by the FASB. United Therapeutics does not expect the adoption of EITF Issue No. 03-01 to have a significant impact on United Therapeutics’ results of operations and financial condition.

Inventory Costs

In December 2004, the FASB issued SFAS Statement No. 151 Inventory Cost, which is an amendment to Accounting Research Bulletin No. 43, “Restatement and Revision of Accounting Research Bulletins”. SFAS 151 clarifies the accounting treatment of certain expenses for inventory costing. The new standard will be effective for the first fiscal year beginning after June 15, 2005. United Therapeutics has not yet completed its assessment of the impact of adopting this new standard.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At March 31, 2005, a substantial portion of United Therapeutics’ assets were comprised of debt securities issued by federally-sponsored agencies. The market value of these investments fluctuates with changes in current market interest rates. In general, as rates increase, the market value of a debt investment would be expected to decrease. Likewise, as rates decrease, the market value of a debt investment would be expected to increase. To minimize such market risk, United Therapeutics holds such instruments to maturity at which time these instruments will be redeemed at their stated or face value. At March 31, 2005, United Therapeutics had approximately $56.2 million in debt securities issued by federally sponsored agencies with a weighted average stated interest rate of approximately 3.6 percent maturing through March 2012 and callable annually. The fair market value of this hold-to-maturity portfolio at March 31, 2005 was approximately $54.3 million.

At March 31, 2005, a portion of United Therapeutics’ assets were comprised of auction rate debt securities. While these securities have long term maturities, their interest rates are reset approximately every 7-28 days through an auction process. As a result, the interest income from these securities is subject to market risk since the rate is adjusted to accommodate market conditions on each reset date. However, since the interest rates are reflective of current market conditions, the fair value of these securities typically does not fluctuate from par or cost. At March 31, 2005, United Therapeutics had approximately $42.8 million in these debt securities with a weighted average stated interest rate of approximately 3.1 percent. The fair market value of these available-for-sale debt securities at March 31, 2005 was approximately $42.8 million.

In June 2004, United Therapeutics entered into a synthetic operating lease and related agreements with Wachovia Development Corporation and its affiliates (Wachovia) to fund the construction of a laboratory facility in Silver Spring, Maryland. Under these agreements, United Therapeutics will pay rents to Wachovia generally based on applying the 30-day LIBOR rate plus approximately 55 basis points to the amount funded by Wachovia towards the construction of the laboratory. The total amount of construction is estimated to be approximately $32.0 million. At March 31, 2005, the total amount incurred related to the construction was approximately $5.6 million. Rents will be paid monthly from the time that the laboratory construction is completed until the termination of the lease in May 2011. These rents, therefore, are subject to the risk that LIBOR will increase or decrease during the period until termination in May 2011. At March 31, 2005, the 30-day LIBOR was approximately 2.87 percent. For every movement of 100 basis points (1 percent) in the 30-day LIBOR rate, the rents under this lease could increase or decrease by approximately $320,000 on an annualized basis.

Item 4. Controls and Procedures

Based on their evaluation, as of March 31, 2005, United Therapeutics’ Chief Executive Officer and Chief Financial Officer have concluded that United Therapeutics’ disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective. There have been no changes in United Therapeutics’ internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)          Exhibits

Exhibit No.	Description
10.1

Standard Form of Agreement between the Registrant and Turner Construction Company dated July 23, 2004, incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed March 17, 2005.

10.2	General Conditions of the Contract of Construction, incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed March 17, 2005.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED THERAPEUTICS CORPORATION
Date:	May 4, 2005	/s/ MARTINE A. ROTHBLATT
		By:	Martine A. Rothblatt
		Title:	Chairman and Chief Executive Officer
/s/ FRED T. HADEED
		By:	Fred T. Hadeed
		Title:	Executive Vice President for Business
Development and Chief Financial Officer