Form 10-Q
period 2005-06-30
UNITED THERAPEUTICS CORP
filed 2005-08-03
CIK 1082554

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                   to

Commission file number 0-26301

United Therapeutics Corporation

(Exact Name of Registrant as Specified in Its Charter)

Delaware	52-1984749
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
1110 Spring Street, Silver Spring, MD	20910
(Address of Principal Executive Offices)	(Zip Code)

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

The number of shares outstanding of the issuer’s common stock, par value $.01 per share, as of July 29, 2005 was 22,816,364.

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

UNITED THERAPEUTICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2005	December 31, 2004
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$56,533	$82,586
Marketable investments	38,690	200
Accounts receivable, net of allowance of $15 for 2005 and $23 for 2004	15,448	13,743
Interest receivable	618	499
Due from affiliates	538	524
Prepaid expenses	3,357	3,230
Inventories, net	9,812	8,014
Other current assets	1,635	1,696
Total current assets	126,631	110,492
Marketable investments	56,268	46,233
Marketable investments and cash—restricted	10,290	10,121
Goodwill, net	7,465	7,465
Other intangible assets, net	5,727	5,967
Property, plant and equipment, net	20,409	17,799
Investments in affiliates	6,279	7,444
Notes receivable from employees	—	446
Other assets	1,155	1,191
Total assets	$234,224	$207,158
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,817	$6,098
Accounts payable to affiliates and related parties	64	29
Accrued expenses	11,007	7,689
Due to affiliates and related parties	72	32
Current portion of notes and leases payable	795	16
Total current liabilities	15,755	13,864
Notes and leases payable, excluding current portion	14	10
Other liabilities	1,657	1,648
Total liabilities	17,426	15,522
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01, 10,000,000 shares authorized, no shares issued	—	—
Series A junior participating preferred stock, par value $.01, 100,000 authorized, no shares issued	—	—
Common stock, par value $.01, 100,000,000 shares authorized, 23,317,541 and 22,955,129 shares issued at June 30, 2005 and December 31, 2004, respectively, and 22,790,851 and 22,428,529 outstanding at June 30, 2005 and December 31, 2004, respectively	233	229
Additional paid-in capital	382,111	375,945
Accumulated other comprehensive income	1,826	2,677
Treasury stock at cost, 526,600 shares	(6,874)	(6,874)
Accumulated deficit	(160,498)	(180,341)
Total stockholders’ equity	216,798	191,636
Total liabilities and stockholders’ equity	$234,224	$207,158

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Net product sales	$28,713	$17,329	$50,580	$29,975
Service sales	1,279	970	2,487	2,007
License fees	65	—	197	—
Total revenues	30,057	18,299	53,264	31,982
Operating expenses:
Research and development	8,694	7,327	17,166	15,890
Selling, general and administrative	7,025	5,358	12,365	11,057
Cost of product sales	2,653	1,603	4,673	2,942
Cost of service sales	522	440	1,057	896
Total operating expenses	18,894	14,728	35,261	30,785
Income from operations	11,163	3,571	18,003	1,197
Other income (expense):
Interest income	1,201	674	2,182	1,323
Interest expense	(1)	—	(1)	(2)
Equity loss in affiliate	(195)	(111)	(375)	(238)
Other, net	13	6	34	13
Total other income, net	1,018	569	1,840	1,096
Income before income tax	12,181	4,140	19,843	2,293
Income tax expense	—	—	—	—
Net income	$12,181	$4,140	$19,843	$2,293
Net income per common share:
Basic	$0.54	$0.19	$0.88	$0.11
Diluted	$0.49	$0.18	$0.80	$0.10
Weighted average number of common shares outstanding:
Basic	22,694	21,391	22,593	21,360
Diluted	24,997	23,146	24,849	23,070

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$19,843	$2,293
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,260	1,137
Provision for bad debt	39	40
Provision for inventory obsolescence	(55)	172
Loss on disposals of equipment	5	—
Options issued in exchange for services	332	207
Amortization of discount or premium on investments	(56)	(52)
Equity loss in affiliate	375	238
Changes in operating assets and liabilities:
Accounts receivable	(1,744)	408
Interest receivable	(119)	(5)
Inventories	(1,743)	572
Prepaid expenses	650	136
Other assets	96	2,459
Accounts payable	(2,281)	(1,680)
Accrued expenses	3,319	2,134
Due to (from) affiliates	507	48
Other liabilities	(22)	(283)
Net cash provided by operating activities	20,406	7,824
Cash flows from investing activities:
Purchases of property, plant and equipment	(3,650)	(3,663)
Proceeds from disposals of property, plant & equipment	—	816
Purchases of held-to-maturity investments	(11,138)	—
Purchases of available-for-sale investments	(37,700)	—
Maturities of held-to-maturity investments	—	(29,813)
Sales of available-for-sale investments	200	30,000
Net cash used in investing activities	(52,288)	(2,660)
Cash flows from financing activities:
Proceeds from the exercise of stock options	5,839	1,517
Principal payments on notes payable and capital lease obligations	(10)	(762)
Net cash provided by financing activities	5,829	755
Net increase (decrease) in cash and cash equivalents	(26,053)	5,919
Cash and cash equivalents, beginning of period	82,586	68,562
Cash and cash equivalents, end of period	$56,533	$74,481
Supplemental schedule of cash flow information:
Cash paid for interest	$1	$1

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
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

United Therapeutics’ lead product is Remodulin®. On May 21, 2002, the United States Food and Drug Administration (FDA) approved Remodulin (treprostinil sodium) Injection for the treatment of pulmonary arterial hypertension in patients with NYHA class II-IV symptoms to diminish symptoms associated with exercise. United Therapeutics was required by the FDA to perform a post-marketing Phase IV clinical study to further assess the clinical benefits of Remodulin. Continued FDA approval of Remodulin is subject to the diligent and timely completion of the Phase IV trial, as well as its outcome. On November 24, 2004, the FDA approved intravenous infusion of Remodulin, based on data establishing its bioequivalence with the subcutaneous administration of Remodulin, for patients who are not able to tolerate a subcutaneous infusion. This approval was also conditioned upon the diligent and timely completion of the Phase IV trial, as well as its outcome. Several international applications for the approval of Remodulin have been granted and others are pending.

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

In the opinion of United Therapeutics’ management, any adjustments contained in the accompanying unaudited consolidated financial statements are of a normal recurring nature, necessary to present fairly the financial position as of June 30, 2005 and results of operations and cash flows for the three and six-month periods ended June 30, 2005 and 2004. Interim results are not necessarily indicative of results for an entire year.

Certain amounts in the 2004 statement of operations were reclassified to conform to the 2005 presentation.

3. STOCKHOLDERS’ EQUITY

Earnings per Common Share

Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the respective periods. Diluted earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period plus the effects of outstanding stock options that could potentially dilute earnings per share in the future. The effects of potentially dilutive stock options were calculated using the treasury stock method. The components of basic and dilutive earnings per share are as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (Numerator)	$12,181	$4,140	$19,843	$2,293
Shares (Denominator):
Weighted average outstanding shares for basic EPS	22,694	21,391	22,593	21,360
Dilutive effect of stock options	2,303	1,755	2,256	1,710
Adjusted weighted average shares for diluted EPS	24,997	23,146	24,849	23,070
Earnings per share
Basic	$0.54	$0.19	$0.88	$0.11
Diluted	$0.49	$0.18	$0.80	$0.10

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

In accordance with SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, the effect on net income (loss) and net income (loss) per share if United Therapeutics had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income, as reported	$12,181	$4,140	$19,843	$2,293
Less total stock-based employee compensation expense determined under fair value based method for all awards	(3,279)	(1,774)	(6,558)	(3,548)
Pro forma net income (loss)	$8,902	$2,366	$13,285	$(1,255)
Basic net income (loss) per common share:
As reported	$0.54	$0.19	$0.88	$0.11
Pro forma	$0.39	$0.11	$0.59	$(0.06)
Diluted net income (loss) per common share:
As reported	$0.49	$0.18	$0.80	$0.10
Pro forma	$0.36	$0.10	$0.53	$(0.05)

The effect of applying SFAS No. 123 on 2005 and 2004 pro forma net income (loss) and net income (loss) per share as stated above, is not necessarily representative of the effects on reported net income for future years due to, among other things, the vesting period of the stock options and the fair value of additional stock options that may be granted in future years.

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

During the six-months ended June 30, 2005, options to purchase 362,322 shares were exercised.

4. INVENTORIES

United Therapeutics manufactures certain compounds and purchases medical supplies for use in its product sales and ongoing clinical trials. United Therapeutics subcontracts the manufacture of cardiac monitoring equipment. United Therapeutics contracts with a third-party manufacturer to make the HeartBar® and related products. These inventories are accounted for under the first-in, first-out method and are carried at the lower of cost or market. Inventories consisted of the following, net of reserves of approximately $406,000 and $447,000 at June 30, 2005 and December 31, 2004, respectively (in thousands):

	June 30, 2005	December 31, 2004
Remodulin:
Raw materials	$640	$553
Work-in-progress	6,462	5,428
Finished goods	1,587	960
Remodulin delivery pumps and medical supplies	758	804
Cardiac monitoring equipment components	114	—
HeartBar and related product lines	251	269
Total inventories	$9,812	$8,014

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets were comprised as follows (in thousands):

	As of June 30, 2005			As of December 31, 2004
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill	$9,072	$(1,607)	$7,465	$9,072	$(1,607)	$7,465
Intangible assets:
Noncompete agreements	$273	$(273)	$—	$273	$(273)	$—
Trademarks	2,802	(1,107)	1,695	2,802	(984)	1,818
Technology and patents	6,164	(2,132)	4,032	6,164	(2,015)	4,149
Total intangible assets	$9,239	$(3,512)	$5,727	$9,239	$(3,272)	$5,967

Total amortization expense for each of the three-month periods ended June 30, 2005 and 2004 was approximately $120,000. Total amortization expense for each of the six-month periods ended June 30, 2005 and 2004 was approximately $240,000. As of December 31, 2004, the aggregate amortization expense related to these intangible assets for each of the five succeeding years was estimated as follows (in thousands):

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

Segment information as of and for the three and six-months ended June 30, 2005 and 2004 was as follows (in thousands):

	Three Months Ended June 30,
	2005			2004
	Pharmaceutical	Telemedicine	Consolidated Totals	Pharmaceutical	Telemedicine	Consolidated Totals
Revenues from external customers	$28,672	$1,385	$30,057	$16,979	$1,320	$18,299
Income (loss) before income tax	12,606	(425)	12,181	4,286	(146)	4,140
Interest income	1,198	3	1,201	672	2	674
Interest expense	—	(1)	(1)	—	—	—
Depreciation and amortization	(420)	(208)	(628)	(395)	(133)	(528)
Equity loss in affiliate	(195)	—	(195)	(111)	—	(111)
Total investment in equity method investees	2,438	—	2,438	3,344	—	3,344
Expenditures for long-lived assets	3,097	89	3,186	3,059	140	3,199
Goodwill, net	1,287	6,178	7,465	1,287	6,178	7,465
Total assets	224,664	9,560	234,224	173,593	9,657	183,250

	Six Months Ended June 30,
	2005			2004
	Pharmaceutical	Telemedicine	Consolidated Totals	Pharmaceutical	Telemedicine	Consolidated Totals
Revenues from external customers	$50,499	$2,765	$53,264	$29,495	$2,487	$31,982
Income (loss) before income tax	20,496	(653)	19,843	2,971	(678)	2,293
Interest income	2,176	6	2,182	1,319	4	1,323
Interest expense	—	(1)	(1)	(1)	(1)	(2)
Depreciation and amortization	(832)	(428)	(1,260)	(756)	(381)	(1,137)
Equity loss in affiliate	(375)	—	(375)	(238)	—	(238)
Total investment in equity method investees	2,438	—	2,438	3,344	—	3,344
Expenditures for long-lived assets	3,403	247	3,650	3,365	298	3,663
Goodwill, net	1,287	6,178	7,465	1,287	6,178	7,465
Total assets	224,664	9,560	234,224	173,593	9,657	183,250

The segment information shown above equals the consolidated totals when combined. These consolidated totals equal the amounts reported in the consolidated financial statements without further reconciliation for those categories which are reported in the consolidated financial statements. There are no inter-segment transactions.

For the three-month periods ended June 30, 2005 and 2004 approximately 91 percent and 86 percent of United Therapeutics revenues were earned from customers located in the United States, respectively. For the six-month periods ended June 30, 2005 and 2004 approximately 90 percent and 85 percent of United Therapeutics revenues were earned from customers located in the United States, respectively.

7. COMPREHENSIVE INCOME

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income and its components. SFAS No. 130 requires, among other things, that unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments be included in other comprehensive income (loss). The following statement presents comprehensive income for the three and six-months ended June 30, 2005 and 2004 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$12,181	$4,140	$19,843	$2,293
Other comprehensive income (loss):
Foreign currency translation adjustment	(50)	(6)	(61)	(80)
Unrealized gain (loss) on available-for-sale securities	(2,165)	394	(790)	(1,118)
Comprehensive income	$9,966	$4,528	$18,992	$1,095

8. INCOME TAXES

United Therapeutics did not incur income tax expense for the three-month and six-month periods ended June 30, 2005 and 2004 generally due to the availability of deductions for tax purposes and the availability of net operating loss carryforwards which will offset any taxable income for these periods. As of June 30, 2005, United Therapeutics had available approximately $101.3 million in net operating loss carryforwards and approximately $27.7 million in business tax credit carryforwards for federal income tax purposes that expire at various dates through 2024. United Therapeutics is currently conducting a study to determine whether any limitations under Section 382 of the Internal Revenue Code have been triggered. Preliminary results of this study indicate that multiple limitations occurred through the middle of 2004. As a result, portions of these carryforward items that were generated prior to the middle of 2004 will be subject to certain limitations on their use. United Therapeutics does not believe that the potential limitations will cause the net operating loss and general business credit carryforwards to expire unused.

9. NORTHERN THERAPEUTICS

Northern Therapeutics, Inc. is a Canadian affiliate of United Therapeutics. The CEO of United Therapeutics served as Chairman of the Board and acting CEO of Northern Therapeutics since 2001. In March 2005, the CEO of United Therapeutics ceased serving in these capacities for Northern Therapeutics.

10. LICENSE FEES

In March 2005, United Therapeutics entered into an agreement providing a third-party with a one-year exclusivity period in which to perform due diligence with respect to certain glycobiology intellectual property rights controlled by United Therapeutics, in exchange for approximately $325,000. The fee is payable in installments over the one-year period. Amounts paid to United Therapeutics by the licensee during the three and six months ended June 30, 2005 are nonrefundable and were recognized as revenues in that period. At any time during the one-year period the third-party has the right to enter into negotiations with United Therapeutics to acquire an exclusive license to commercialize products under such intellectual property rights for a field of use outside of United Therapeutics’ core therapeutic areas. The agreement may be terminated by the third party at any time. If terminated by the third party, subsequent installments would no longer be due.

11. PHASE IV CLINICAL STUDY

During the six months ended June 30, 2005, Remodulin drug sales accounted for approximately 94% of total revenues. Upon FDA approval in 2002, United Therapeutics was required by the FDA to perform a post-marketing Phase IV clinical study to confirm the clinical benefits of Remodulin. Continued FDA approval of Remodulin is subject to the diligent and timely completion of the Phase IV trial, as well as its outcome.

The Phase IV clinical trial was required to be one-half enrolled by June 2004 and fully enrolled by June 2005; however, the FDA has permitted an interim assessment and opportunity to terminate the Phase IV study after only 21 patients have completed the study. The final study report is required to be submitted in December 2005. To date, 22 patients have been enrolled in this 39-patient Phase IV trial. Enrolling patients in this study is difficult, in part because it involves randomizing some of the patients to placebo despite the fact that approved drugs are available for these patients.

United Therapeutics did not enroll the Phase IV trial within the time frame specified by the FDA, and therefore is at risk of the FDA at any time instituting a public hearing to withdraw marketing approval for Remodulin. In late 2004, United Therapeutics began discussions with the FDA about its due diligence in enrolling the Phase IV trial and made a proposal which United Therapeutics believes would ensure interpretable results of this trial by the December 2005 final study report delivery deadline. Specifically, United Therapeutics proposed that the FDA evaluate the results of the Phase IV trial based on the number of patients enrolled through September 15, 2005. The FDA began its review of this proposal in early 2005.

Subsequent to submission of the proposal described above, United Therapeutics achieved enrollment of 22 patients in the Phase IV study.  In July 2005, the first 21 patients completed the study and United Therapeutics chose to perform the interim assessment. The results of the interim assessment from these first 21 patients, as analyzed by an independent statistician are positive (p=.0006). Specifically, 13 of 14 patients (93%) in the Remodulin arm were able to successfully transition from Flolan® and complete the study without the need to institute rescue therapy, compared to only 1 of 7 patients (14%) in the placebo arm. Based on this positive outcome, United Therapeutics has submitted the interim study results to the FDA and has requested permission to end the Phase IV clinical study in satisfaction of its Phase IV commitments. By agreement with the FDA, enrollment in the Phase IV clinical study will be suspended pending FDA review and acceptance of the interim study results. United Therapeutics can give no assurances as to timing and outcomes of this FDA review.

If the FDA does not accept the interim study results, does not otherwise agree with United Therapeutics’ assessment of the interim results, or rejects the proposal described above, United Therapeutics would still be required to comply with the FDA-approved protocol for the Phase IV clinical study, including enrolling 39 patients in the study and submitting the final study report by December 2005. In addition, the FDA could, among other things, grant an extension of time to continue to enroll the trial, or institute a public hearing to withdraw marketing approval for Remodulin. If a withdrawal hearing were instituted by the FDA, United Therapeutics would pursue the opportunity to participate, as it believes that it has exercised good faith due diligence in pursuing enrollment of this trial.

12. LABORATORY CONSTRUCTION AGREEMENT

In March 2005, United Therapeutics entered into a construction management agreement with Turner Construction Company (“Turner”). Turner will manage the construction of the new laboratory facility in Silver Spring, Maryland. Under the terms of the agreement, Turner will be responsible for the construction of the facility. The agreement has a guaranteed maximum price clause in which Turner agrees that the construction cost of the facility will not exceed approximately $27.0 million, which amount is subject to change based on agreed-upon changes to the scope of work. Turner will be responsible for covering any costs in excess of the guaranteed maximum price guarantee. If the ultimate cost of the project is less than the guaranteed maximum price of $27.0 million, then a portion of the costs savings will be shared with Turner. In addition, Turner must pay penalties to United Therapeutics if the construction is not completed by April 2006, which date is subject to change based on agreed-upon changes to the scope of work. Construction costs to be incurred under this agreement will be reimbursed to United Therapeutics by Wachovia Development Corporation in accordance with the synthetic operating lease and related agreements.

13. RECEIVABLE FROM EMPLOYEE

In April 2002, United Therapeutics loaned $1.3 million to Dr. Roger Jeffs, its President and Chief Operating Officer, to purchase his primary residence. The loan and accrued interest were due at the end of five years or earlier, in part or in full, if Dr. Jeffs obtained a mortgage on the property, exercised and sold any United Therapeutics stock options, sold any United Therapeutics stock, or sold the property. Interest of 6.5 percent per year accrued on the note. At December 31, 2004, the outstanding balance was approximately $445,000. In May 2005, Dr. Jeffs paid off the remaining balance of this note.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and related notes appearing in United Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2004. The following discussion contains forward-looking statements made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995 concerning, among other things, the pricing of Remodulin, the dosing and rate of patient consumption of Remodulin, the impacts of price changes and changes in patient consumption of Remodulin on future revenues, acceptance by the FDA of the Phase IV clinical trial interim study report following the 21-patient interim assessment, the timing and outcome of the Phase IV clinical trial, any actions that may or may not be taken by the FDA as a result of the timing and outcome of the Phase IV clinical trial, the timing, completion and outcome of the mutual recognition process to facilitate local approvals of subcutaneous Remodulin in most European Union countries, the timing, completion and outcome of pricing approvals in European Union countries that approve subcutaneous Remodulin, the outcome of the receipt of a warning letter and potential future warning letters from the FDA and any actions that may or may not be taken by the FDA as a result of such warning letter or letters, the funding of operations from future revenues, the expectation of continued profits or losses, expectations concerning milestone and royalty payments in 2005, the use of net operating loss carryforwards and business tax credit carryforwards, income tax expenses and benefits in future periods, the completion of in-process research and development products and their impact on United Therapeutics, the pace and timing of enrollment in clinical trials, the expectation, outcome and timing of new and continuing regulatory approvals, the expected levels and timing of Remodulin sales, the adequacy of United Therapeutics’ resources to fund operations, the timing and level of spending to construct a laboratory production facility, the potential amount of the minimum residual value guarantee to Wachovia, events that could occur upon termination of the Wachovia agreements, expectations concerning payments of contractual obligations in all future years and their amounts, the potential impacts of new accounting standards, the sale of common stock at favorable terms under the primary registration statement filed with the SEC in February 2005, as well as statements preceded by, followed by or that include the words “believes”, “expects”, “anticipates”, “intends”, “estimates”, “may” or similar expressions. These statements are based on the beliefs and expectations of United Therapeutics as to future outcomes and are subject to risks and uncertainties that could cause United Therapeutics’ results to differ materially from anticipated results. Factors that could cause or contribute to such differences include those discussed below and the risks described in United Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2004 and the other cautionary statements, cautionary language and risk factors set forth in United Therapeutics’ other reports and documents filed with the Securities and Exchange Commission. United Therapeutics undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise.

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

United Therapeutics Products and Services

United Therapeutics’ lead product is Remodulin. On May 21, 2002, the United States Food and Drug Administration (FDA) approved subcutaneous use of Remodulin (treprostinil sodium) Injection for the treatment of pulmonary arterial hypertension in patients with NYHA class II-IV symptoms to diminish symptoms associated with exercise. Pulmonary arterial hypertension is a life-threatening condition characterized by elevated blood pressures between the heart and lungs. United Therapeutics was required to perform a post-marketing Phase IV clinical study to confirm the clinical benefits of Remodulin. Continued FDA approval of Remodulin is subject to the diligent and timely completion of that Phase IV trial, as well as its outcome. The study was originally to have been completed by May 2004 and involve 100 patients. In mid-2003, the FDA agreed to amend the due date of the final study report and make other changes to the trial design including reducing the number of patients to 39.

The amended Phase IV clinical trial was required to be one-half enrolled by June 2004 and fully enrolled by June 2005; however, the FDA has permitted an interim assessment and opportunity to terminate the Phase IV study after only 21 patients have completed the study. The final study report is required to be submitted in December 2005. To date, 22 patients have been enrolled in this 39-patient Phase IV trial. Enrolling patients in this study is difficult, in part because it involves randomizing some of the patients to placebo despite the fact that approved drugs are available for these patients.

United Therapeutics did not enroll the Phase IV trial within the time frame specified by the FDA, and therefore is at risk of the FDA at any time instituting a public hearing to withdraw marketing approval for Remodulin. In late 2004, United Therapeutics began discussions with the FDA about its due diligence in enrolling the Phase IV trial and made a proposal which United Therapeutics believes would ensure interpretable results of this trial by the December 2005 final study report delivery deadline. Specifically, United Therapeutics proposed that the FDA evaluate the results of the Phase IV trial based on the number of patients enrolled through September 15, 2005. The FDA began its review of this proposal in early 2005.

Subsequent to submission of the proposal described above, United Therapeutics achieved enrollment of 22 patients in the Phase IV study.  In July 2005, the first 21 patients completed the study and United Therapeutics chose to perform the interim assessment. The results of the interim assessment from these first 21 patients, as analyzed by an independent statistician are positive (p=.0006). Specifically, 13 of 14 patients (93%) in the Remodulin arm were able to successfully transition from Flolan and complete the study without the need to institute rescue therapy, compared to only 1 of 7 patients (14%) in the placebo arm. Based on this positive outcome, United Therapeutics has submitted the interim study results to the FDA and has requested permission to end the Phase IV clinical study in satisfaction of its Phase IV commitments. By agreement with the FDA, enrollment in the Phase IV clinical study will be suspended pending FDA review and acceptance of the interim study results. United Therapeutics can give no assurances as to timing and outcomes of this FDA review.

If the FDA does not accept the interim study results, does not otherwise agree with United Therapeutics’ assessment of the interim results, or rejects the proposal described above, United Therapeutics would still be required to comply with the FDA-approved protocol for the Phase IV clinical study, including enrolling 39 patients in the study and submitting the final study report by December 2005. In addition, the FDA could, among other things, grant an extension of time to continue to enroll the trial, or institute a public hearing to withdraw marketing approval for Remodulin. If a withdrawal hearing were instituted by the FDA, United Therapeutics would pursue the opportunity to participate as it believes that it has exercised good faith due diligence in pursuing enrollment of this trial.

On November 24, 2004, the FDA approved intravenous infusion of Remodulin, based on data establishing its bioequivalence with the previously approved subcutaneous administration of Remodulin, for patients who are not able to tolerate a subcutaneous infusion. This approval was also conditioned upon the diligent and timely completion of the Phase IV trial, as well as its outcome. Remodulin is also approved for subcutaneous use in France, Canada, Israel, Australia, Switzerland and Argentina. Marketing authorization applications are currently under review in other countries. United Therapeutics and France initiated the mutual recognition process in May 2005 to facilitate local approvals in most European Union countries. The mutual recognition process is expected to be completed around mid-August 2005 with decisions expected in most European Union countries, unless an application is withdrawn in any individual country prior to August 10, 2005. Although these decisions will be made around mid-August 2005, formal action letters and pricing approvals required for the commercial sales of Remodulin may take as long as one to two years, or longer, to be received. United Therapeutics can give no assurances as to the timing and outcomes of the mutual recognition process. Marketing authorization applications are currently under review in other countries.

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

On April 27, 2005, United Therapeutics responded to the actions the FDA requested in the warning letter and proposed corrective measures for its consideration, which measures were accepted by the FDA on July 14, 2005. These measures include publication of a corrective advertisement in three issues of a scientific journal, posting of a “Dear Healthcare Provider” letter and a “Dear Patient” letter on the Remodulin.com website, and dissemination of these letters to affected Remodulin prescribers. United Therapeutics and the FDA have been working collaboratively to finalize the corrective actions and their implementation.

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

Future Prospects

While United Therapeutics was profitable in each quarter since April 1, 2004, it incurred net losses for all quarters from inception through March 31, 2004. At June 30, 2005, United Therapeutics had an accumulated deficit of approximately $160.5 million. United Therapeutics may again incur net losses and cannot provide assurances that, in the future, it will be profitable. Future profitability will depend on many factors, including timely and successful completion of the Remodulin Phase IV study discussed above under United Therapeutics Products and Services, the price, level of sales, level of reimbursement by public and private insurance payers, the impacts of competitive products and the number of patients using Remodulin and other currently commercialized products and services, as well as the results and costs of research and development projects.

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

Remodulin was also approved in France, Canada, Israel, Australia, Switzerland and Argentina for similar uses. United Therapeutics is currently undertaking the mutual recognition process to facilitate local approvals of subcutaneous Remodulin in most European Union countries. The mutual recognition process is expected to be completed around mid-August 2005, with decisions expected in most European Union countries, unless an application is withdrawn in any individual country prior to August 10, 2005. Although these decisions will be made around mid-August 2005, formal action letters and pricing approvals required for the commercial sales of Remodulin may take as long as one to two years, or longer, to be received. United Therapeutics can give no assurances as to the timing and outcomes of the mutual recognition process. Marketing authorization applications are currently under review in other countries.

On March 29, 2005, the manufacturer of the Medtronic 407C infusion pump which is used for the subcutaneous administration of Remodulin received FDA approval for intravenous use of the pump. It was previously approved for subcutaneous use only. United Therapeutics is currently evaluating the Medtronic 407C infusion pump for use with intravenous Remodulin in patients with pulmonary arterial hypertension. Studies are underway in adult and pediatric patients to explore logistics associated with use of this pump and to expand clinical information.

In March 2005, United Therapeutics commenced a 12-week placebo-controlled trial of intravenous Remodulin in patients with pulmonary arterial hypertension to further access the clinical benefits of Remodulin. The trial is being conducted in India and will enroll up to 126 patients. Interim results of this trial may be assessed after 33, 66 and 99 patients have completed 12 weeks. As of June 30, 2005, approximately 35 patients have been enrolled in the study.

United Therapeutics is in the early stages of developing oral and inhaled formulations of treprostinil. During 2004, United Therapeutics completed dosage studies of oral formulations of treprostinil in healthy volunteers and filed an Investigational New Drug Application (“IND”) on January 28, 2005 to perform an additional Phase I healthy volunteer study. During 2004, independent clinical investigators performed small uncontrolled trials of inhaled formulations of treprostinil in patients with pulmonary arterial hypertension. On July 21, 2005, the European Medicines Agency announced that oral treprostinil had been granted orphan product status in the European Union. In June 2005, Lung Rx, Inc., a subsidiary of United Therapeutics, commenced a 12-week placebo-controlled trial of inhaled treprostinil in patients with pulmonary arterial hypertension who are also being treated with Tracleer®. The trial is being conducted at 14 centers in the United States and in Europe and will include 150 patients. As of July 29, 2005, approximately 11 patients have been enrolled in this trial.

United Therapeutics incurred expenses of approximately $4.6 million and $3.9 million during the three-month periods ended June 30, 2005 and 2004, respectively, on Remodulin development. United Therapeutics incurred expenses of approximately $9.0 million during each of the six-month periods ended June 30, 2005 and 2004, respectively, on Remodulin development. Approximately $149.8 million from inception to date has been incurred on Remodulin development.

Cancer Disease Projects

United Therapeutics’ monoclonal antibody immunotherapies were licensed in April 2002 from AltaRex Medical Corp. OvaRex® MAb is the lead product and is currently being studied in two identical Phase III clinical trials in advanced ovarian cancer (Stage III and IV) patients. These studies, which commenced in January 2003, are being conducted at approximately 60 centers throughout the United States and are approximately 80% enrolled. These studies could take up to two years to complete following full enrollment, depending on trial patients’ relapse rates. United Therapeutics incurred expenses of approximately $1.9 million during each of the three-month periods ended June 30, 2005 and 2004, on OvaRex development. United Therapeutics incurred expenses of approximately $3.7 million during each of the six-month periods ended June 30, 2005 and 2004, on OvaRex development. Approximately $27.4 million from inception to date has been incurred on OvaRex development.

Infectious Disease Projects

United Therapeutics’ infectious disease program includes glycobiology antiviral drug candidates in the preclinical and clinical stages of testing. The drugs in this program are being developed for hepatitis C, hepatitis B and other infectious diseases. The first candidate for hepatitis C, UT-231B, completed acute and chronic Phase I clinical dosing studies to assess safety in healthy volunteers in early 2003. Phase II clinical studies in patients infected with hepatitis C were initiated in July 2003 and were completed in October 2004. In that trial, UT-231B did not demonstrate efficacy against hepatitis C in a population of patients that previously failed conventional treatments. United Therapeutics is now performing preclinical testing to help determine the feasibility of a trial of UT-231B in patients who responded positively to conventional treatments for hepatitis C in order to prevent relapse. United Therapeutics incurred expenses of approximately $1.4 million and $773,000 during the three-month periods ended June 30, 2005 and 2004, respectively, for its infectious disease programs. United Therapeutics incurred expenses of approximately $2.6 million and $1.4 million during the six-month periods ended June 30, 2005 and 2004, respectively, for its infectious disease programs. Approximately $34.3 million from inception to date has been incurred for infectious disease programs.

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

Financial Position

Cash, cash equivalents and marketable investments (including all unrestricted and restricted amounts) at June 30, 2005 were approximately $161.8 million, as compared to approximately $139.1 million at December 31, 2004. The increase of approximately $22.7 million is due primarily to cash provided by operating activities of approximately $20.4 million and proceeds from the exercise of stock options totaling approximately $5.8 million. Restricted cash and marketable investments pledged to secure United Therapeutics’ obligations under the synthetic operating lease discussed below under Off Balance Sheet Arrangement at June 30, 2005 totaled approximately $10.3 million, as compared with approximately $10.1 million at December 31, 2004.

Accounts receivable, net of allowances, at June 30, 2005 were approximately $15.4 million, as compared to approximately $13.7 million at December 31, 2004. The increase was due to increased sales of Remodulin.

Inventories, net of reserves for obsolescence, at June 30, 2005 were approximately $9.8 million, as compared to approximately $8.0 million at December 31, 2004. The increase was due primarily to increased levels of Remodulin finished goods and work-in-process.

Investments in affiliates at June 30, 2005 were approximately $6.3 million, as compared to approximately $7.4 million at December 31, 2004. The decrease was due primarily to a decrease in the fair value of United Therapeutics’ investment in ViRexx Medical Corporation, based on quoted market prices.

Property, plant and equipment at June 30, 2005 were approximately $20.4 million, as compared to $17.8 million at December 31, 2005. The increase was due primarily to the purchase of building and land adjacent to the Lung Rx office for approximately $2.8 million.

Accounts payable at June 30, 2005 were approximately $3.8 million, as compared to approximately $6.1 million at December 31, 2004. The decrease was due generally to the timing of payments to vendors.

Accrued expenses at June 30, 2005 were approximately $11.0 million, as compared to approximately $7.7 million at December 31, 2004. The increase was due primarily to accrued expenses for royalties, government rebates and clinical trial related expenses.

Total stockholders’ equity at June 30, 2005 was approximately $216.8 million, as compared to $191.6 million at December 31, 2004. The increase in stockholders’ equity of approximately $25.2 million was due primarily to net income earned and the proceeds collected from exercises of stock options during the six months ended June 30, 2005.

Results Of Operations

Three Months ended June 30,  2005 and 2004

	Revenues for the Three Months Ended June 30,
	2005	2004
	(in thousands)
Remodulin	$28,456	$16,238
Telemedicine services and products	1,385	1,320
Other products	151	741
License fees	65	—
Total revenues	$30,057	$18,299

Revenues for the three months ended June 30, 2005 were approximately $30.1 million, as compared to approximately $18.3 million for the three months ended June 30, 2004. The increase of approximately $11.8 million was due primarily to growth in patient use of Remodulin. For the three-month periods ended June 30, 2005 and 2004, approximately 91 percent and 86 percent of United Therapeutics revenues were earned from customers located in the United States, respectively.

Total revenues are reported net of estimated government rebates, prompt pay discounts and fees due to a distributor for services. Government rebates are paid to state Medicaid agencies that pay for Remodulin. Historically, United Therapeutics estimated its liability for such rebates based on the volume of Remodulin dispensed to Medicaid patients as reported to United Therapeutics by its distributors and the expected rebate per unit of Remodulin as determined by United Therapeutics in accordance with federal guidelines. Since April 1, 2005, United Therapeutics estimates its liability for such rebates based on the historical level of government rebates invoiced by state Medicaid agencies relative to U.S. sales of Remodulin. Prompt pay discounts are offered on sales of Remodulin if the related invoices are paid in full generally within 60 days from the date of sale. United Therapeutics estimates its liability for prompt pay discounts based on historical payment patterns. Fees paid to a distributor for services are estimated based on contractual rates for specific services applied to estimated units of service provided by the distributor for the period.

A roll forward of the liability accounts associated with estimated government rebates, prompt pay discounts and fees to a distributor for services as well as the net amount of reductions to revenues for these items are presented as follows (in thousands):

	Three Months Ended June 30,
	2005	2004
Liability accounts, at beginning of period	$1,980	$949
Additions to liability	1,638	1,238
Payments	(1,793)	(1,138)
Liability accounts, at end of period	$1,825	$1,049
Net reductions to revenues	$1,638	$1,238

United Therapeutics’ distributors endeavor to maintain levels of Remodulin inventories sufficient to satisfy existing and new demand for the product. Inventory levels held by United States-based distributors (as reported to United Therapeutics by such distributors) at June 30, 2005 and December 31, 2004 were approximately $15.5 million and $14.0 million, respectively, based on United Therapeutics’ selling price. As Remodulin is not yet approved in the European Union, inventory levels outside of the United States were not believed to be significant. Product returns were due to arginine products and totaled approximately none and $5,000 during the three months ended June 30, 2005 and 2004, respectively.

Research and development expenses consist primarily of salaries and related expenses, costs to acquire pharmaceutical products and product rights for development and amounts paid to contract research organizations, hospitals and laboratories for the provision of services and materials for drug development and clinical trials. Research and development expenses were approximately $8.7 million for the three months ended June 30, 2005, as compared to the approximately $7.3 million for the three months ended June 30, 2004. During the three months ended June 30, 2005, expenses for Remodulin-related programs and for the infectious disease program increased by approximately $696,000 and $568,000, respectively, as compared to the three months ended June 30, 2004. See Major Research and Development Projects above, for additional information.

Selling, general and administrative expenses consist primarily of salaries, travel, office expenses, insurance, professional fees, provision for doubtful accounts receivable, depreciation and amortization. Selling, general and administrative expenses were approximately $7.0 million for the three months ended June 30, 2005, as compared to approximately $5.4 million for the three months ended June 30, 2004. The increase of approximately $1.6 million is primarily due to the payment of one-time application fees of approximately $849,000 to European countries as part of the mutual recognition process for Remodulin in Europe, and an increase in salary and related expenses of approximately $445,000 during the three months ended June 30, 2005.

Cost of sales consists of the cost to manufacture or acquire products that are sold to customers. Cost of service sales consists of the salaries and related overhead necessary to provide services to customers. Cost of product sales was approximately 9% of product sales for each of the three months ended June 30, 2005 and 2004. Cost of service sales was approximately 41% of service sales for the three months ended June 30, 2005, which is consistent with approximately 45% for the three months ended June 30, 2004.

Interest income for the three months ended June 30, 2005 was approximately $1.2 million, as compared to interest income of approximately $674,000 for the three months ended June 30, 2004. The increase is due primarily to an increase in cash available for investing during 2005 and increased market interest rates.

Equity loss in affiliate represents United Therapeutics’ share of Northern Therapeutics, Inc.’s losses. At June 30, 2005, United Therapeutics owned approximately 68% of Northern Therapeutics. The equity loss in affiliate was approximately $195,000 for the three months ended June 30, 2005, as compared to approximately $111,000 for the three months ended June 30, 2004. Northern Therapeutics, Inc.’s loss is due primarily to expenditures for its autologous (non-viral vector) gene therapy research for pulmonary hypertension and sales and marketing activities for Remodulin in Canada.

United Therapeutics did not incur income tax expense for the three-month periods ended June 30, 2005 and 2004 generally due to the availability of deductions for tax purposes and the availability of net operating loss carryforwards which will offset any taxable income for these periods.  However, United Therapeutics may incur income tax expenses and benefits in future periods.

Six Months ended June 30, 2005 and 2004

	Revenues for the Six Months Ended June 30,
	2005	2004
	(in thousands)
Remodulin	$49,921	$27,807
Telemedicine services and products	2,765	2,487
Other products	381	1,688
License fees	197	—
Total revenues	$53,264	$31,982

Revenues for the six months ended June 30, 2005 were approximately $53.3 million, as compared to approximately $32.0 million for the six months ended June 30, 2004. The increase of approximately $21.3 million was due primarily to growth in patient use of Remodulin. For the six-month periods ended June 30, 2005 and 2004, approximately 90 percent and 85 percent of United Therapeutics revenues were earned from customers located in the United States, respectively.

A roll forward of the liability accounts associated with estimated government rebates, prompt pay discounts and fees to a distributor for services as well as the net amount of reductions to revenues for these items are presented as follows (in thousands):

	Six Months Ended June 30,
	2005	2004
Liability accounts, at beginning of period	$2,121	$936
Additions to liability	3,005	2,127
Payments	(3,301)	(2,014)
Liability accounts, at end of period	$1,825	$1,049
Net reductions to revenues	$3,005	$2,127

Product returns were due to arginine products and totaled approximately $2,000 and $28,000 during the six months ended June 30, 2005 and 2004, respectively.

Research and development expenses were approximately $17.2 million for the six months ended June 30, 2005, as compared to approximately $15.9  million for the six months ended June 30, 2004. The increase was due primarily to increased expenses for the infectious disease program of approximately $1.1 million during the six months ended June 30, 2005. See Major Research and Development Projects above, for additional information.

Selling, general and administrative expenses were approximately $12.4 million for the six months ended June 30, 2005, as compared to approximately $11.1 million for the six months ended June 30, 2004. The increase in selling, general and administrative expenses was due primarily to the payment of one-time application fees of approximately $849,000 to European countries as part of the mutual recognition process for Remodulin approval in Europe.

Cost of product sales was approximately 9% of product sales for the six months ended June 30, 2005, which is consistent with approximately 10% for the six months ended June 30, 2004. Cost of service sales was approximately 43% of service sales for the six months ended June 30, 2005 which is consistent with approximately 45% for the six months ended June 30, 2004.

Interest income for the six months ended June 30, 2005 was approximately $2.2 million, as compared to interest income of approximately $1.3 million for the six months ended June 30, 2004. The increase is due primarily to an increase in cash available for investing during 2005 and increased market interest rates.

The equity loss in affiliate was approximately $375,000 for the six months ended June 30, 2005, as compared to approximately $238,000 for the six months ended June 30, 2004. Northern Therapeutics, Inc.’s loss is due primarily to expenditures for its autologous (non-viral vector) gene therapy research for pulmonary hypertension and sales and marketing activities for Remodulin in Canada.

United Therapeutics did not incur income tax expense for the six-month periods ended June 30, 2005 and 2004 generally due to the availability of deductions for tax purposes and the availability of net operating loss carryforwards which will offset any taxable income for these periods.  However, United Therapeutics may incur income tax expenses and benefits in future periods.

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

United Therapeutics’ working capital at June 30, 2005 was approximately $110.9 million, as compared to approximately $96.6 million at December 31, 2004. The increase is primarily due to a net increase in cash and current marketable investments of approximately $12.4 million.

Net cash provided by operating activities was approximately $20.4 million for the six months ended June 30, 2005 as compared to approximately $7.8 million for the six months ended June 30, 2004. The increase in cash provided by operating activities is due primarily to growth in sales and collections of Remodulin. For each of the six month periods ended June 30, 2005 and 2004, United Therapeutics invested approximately $3.7 million in cash for property, plant and equipment.

United Therapeutics made milestone payments totaling $20,000 pursuant to existing license agreements during the six months ended June 30, 2005. United Therapeutics is obligated to make royalty payments on sales of Remodulin which exceed annual net sales of $25.0 million and on all arginine products. Royalties on sales of all products currently marketed will range up to 10% of sales of those products.

United Therapeutics believes that its existing revenues, together with existing capital resources (comprised primarily of unrestricted cash, cash equivalents and marketable investments), will be adequate to fund its operations. Factors that could cause actual results of operations to differ from these expectations include the following:

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

•       Impact of the possible future introduction of a generic prostacyclin or prostacyclin analog;

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

•       Impact of any future impairment of goodwill or intangible assets;

•       Future milestone and royalty payments;

•       Risks associated with acquisitions, including the ability to integrate acquired businesses;

•       Actual expenses incurred in future periods;

•       Establishment of additional strategic acquisitions or licensing arrangements; and

•       Ability of United Therapeutics to maintain and grow its telemedicine and arginine revenues.

United Therapeutics did not incur income tax expense for the three and six-month periods ended June 30, 2005 generally due to the availability of deductions for tax purposes and net operating loss carryforwards which will offset any taxable income for this period. As of June 30, 2005, United Therapeutics had available approximately $101.3 million in net operating loss carryforwards and approximately $27.7 million in business tax credit carryforwards for federal income tax purposes that expire at various dates through 2024. United Therapeutics is currently conducting a study to determine whether any limitations under Section 382 of the Internal Revenue Code have been triggered. Preliminary results of this study indicate that multiple limitations occurred through the middle of 2004. As a result, portions of these carry-forward items that were generated prior to the middle of 2004 will be subject to certain limitations on their use. United Therapeutics does not believe that these limitations will cause the net operating loss and general business credit carryforwards to expire unused.

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

In addition, United Therapeutics agreed to pledge, as collateral, a portion of its marketable investments to secure its lease obligations. At June 30, 2005, approximately $10.3 million of marketable investments and cash were pledged as collateral and are reported as restricted marketable investments and cash in the consolidated balance sheets.

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

United Therapeutics anticipates that rent payments will commence in early 2006, after completion of construction, and continue through termination of the lease in May 2011. Based on construction costs of up to approximately $32.0 million and the current effective rate of approximately 3.9 percent (equivalent to the current 30-day LIBOR rate plus approximately 55 basis points at June 30, 2005), the rents to be paid could approximate $1.2 million annually. In addition, Wachovia has paid to United Therapeutics ground rent totaling an aggregate of approximately $307,000 that will be recognized in income ratably through May 2011.

United Therapeutics has guaranteed a minimum residual value of the laboratory facility. This guaranteed residual is generally equal to 86 percent of the amount funded by Wachovia towards construction. If, at the end of the lease term, United Therapeutics does not renew the lease or purchase the improvements, then the building will be sold to a third party. In that event, United Therapeutics has guaranteed that Wachovia will receive at least this residual value amount. The maximum potential amount of this guarantee is approximately $27.5 million, equivalent to 86 percent of expected total construction costs of $32.0 million. United Therapeutics has estimated the fair value of this guarantee liability at approximately $839,000 and this amount is classified as a non-current liability in its balance sheet at June 30, 2005.

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

Contractual Obligations

At June 30, 2005, United Therapeutics had contractual obligations coming due approximately as follows (in thousands):

	Payment Due In
	Total	Remainder of 2005	2006 to 2008	2009 to 2010	2011 and Later
Notes payable and capital lease obligations	$811	$430	$381	$—	$—
Operating lease obligations(1)	10,878	517	6,429	3,205	727
Construction agreement(2)	28,837	16,896	6,941	—	—
Purchase obligations	481	481	—	—	—
Other long-term liabilities reflected in the statement of financial position(1)	839	—	—	—	839
Milestone payments(3)	9,745	—	4,685	3,040	2,020
	$46,591	$18,324	$18,436	$6,245	$3,586

(1)             Operating lease obligations include the estimated lease payments on the laboratory facility being constructed in Silver Spring, Maryland. The lease is expected to commence in early 2006 and will expire in May 2011. The lease payments will generally be equal to applying the current 30-day LIBOR rate plus approximately 55 basis points (approximately 3.9 percent at June 30, 2005) to the cost of the construction of the laboratory. Upon termination of the lease, United Therapeutics will generally have the option of renewing the lease, purchasing the laboratory or selling it and repaying Wachovia the cost of its construction. United Therapeutics has guaranteed that if the laboratory is sold, Wachovia will receive at least 86 percent of the amount it funded towards the construction. It is estimated that the laboratory will cost approximately $32.0 million to construct and the guarantee is estimated at approximately $27.5 million. The estimated fair value of the guarantee is included in other long-term liabilities reflected in the statement of financial position. See Off Balance Sheet Arrangement for additional information.

(2)             Wachovia is contractually obligated to reimburse these amounts to United Therapeutics under the synthetic operating lease agreement described above under Off Balance Sheet Arrangement.

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

Summary of Critical Accounting Policies

Income Taxes

United Therapeutics accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax bases of assets and liabilities and are measured using the tax rates and laws that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  A net deferred tax asset or liability is reported in the balance sheet.

At each reporting date, management considers whether it is more-likely-than-not that some portion or all of the net deferred tax asset is realizable. If the net deferred tax asset is not fully realizable, then a valuation allowance is established to reduce the amount of net deferred tax asset reported in the balance sheet.  Based on the weight of available evidence at June 30, 2005, it was determined that a full valuation allowance was necessary at June 30, 2005.

Remodulin Revenue Recognition

Product sales of Remodulin are recognized when delivered to distributors, which are United Therapeutics’ customers for Remodulin. Product sales of Remodulin delivery pumps and related supplies are recognized when delivered to distributors on a gross basis in accordance with EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. Title to these products passes upon delivery. Had the net basis been applied, the amounts of revenues and cost of product sales reported in the consolidated financial statements would have been lower, but there would have been no impact on net income or losses. Prompt payment discounts, government rebates and fees to a distributor (customer) are estimated and recognized as reductions of revenue in the same period that revenues are recognized. Had these discounts, rebates and fees not been reported as reductions of revenue, the amounts reported as revenues and selling expenses would have been higher, but there would have been no impact on net income or losses. Return policies provide that product that has expired or become damaged in shipment may be replaced, but not returned. Therefore, reserves for exchanges are not recorded unless product expiration or damage occurs. The shelf life of Remodulin is two and one-half years from the date of its manufacture. United Therapeutics relies on its distributors to report damage in shipment or expirations of Remodulin product.

One of United Therapeutics’ Remodulin distribution agreements stipulates minimum quarterly purchases by the distributor for periods through June 30, 2005. The distribution agreement, however, does not permit the distributor to return Remodulin product solely based on the distributor’s ability or inability to resell the product. As such, revenues from sales to this distributor are recognized in the period that the Remodulin product is delivered to the distributor. During the three-month periods ended June 30, 2005 and 2004, approximately $2.0 million and $503,000, of Remodulin products were sold to this distributor and recognized as revenue, respectively. During the six-month periods ended June 30, 2005 and 2004, approximately $4.0 million and $1.0 million, of Remodulin products were sold to this distributor and recognized as revenue, respectively.

Intangible Assets

United Therapeutics adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), on January 1, 2002, which eliminated the amortization of goodwill. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test that is performed on October 1st of each year. United Therapeutics continually evaluates whether events and circumstances have occurred that indicate that the remaining value of goodwill may not be recoverable. At June 30, 2005, management believed that goodwill was not impaired and therefore no impairment losses have been recorded. This conclusion is based on management’s judgment, taking into consideration expectations regarding future profitability and the status of the reporting units which have reported goodwill. However, changes in strategy or adverse changes in market conditions could impact this judgment and require an impairment loss to be recognized for the amount that the carrying value of goodwill exceeds its fair value.

Marketable Investments

Currently, United Therapeutics invests portions of its cash in debt securities issued by federally-sponsored agencies and state-sponsored student loan agencies. Due to United Therapeutics’ intent and ability to hold these marketable debt investments until their maturities, these investments are reported at their amortized cost. United Therapeutics believes that it is able to hold these investments to maturity, due to the significant level of cash and cash equivalents it has. If United Therapeutics did not have the ability and intent to hold these investments to maturity, it would have reported them in the consolidated balance sheets at their fair market values. At June 30, 2005, the amortized cost of these debt securities was approximately $67.2 million and their fair values were approximately $66.3 million.

Earnings per Share

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

Stock Options

United Therapeutics applies the principles of APB No. 25, Accounting for Stock Issued to Employees, in accounting for its stock options issued to its employees. The following table details the pro forma results had United Therapeutics applied the fair value principles of SFAS No. 123, Accounting for Stock-Based Compensation, for its employee options (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income, as reported	$12,181	$4,140	$19,843	$2,293
Less total stock-based employee compensation expense determined under fair value based method for all awards	(3,279)	(1,774)	(6,558)	(3,548)
Pro forma net income (loss)	$8,902	$2,366	$13,285	$(1,255)

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

The investment in ViRexx Medical Corporation (formerly AltaRex Medical Corp.) is accounted for as an available-for-sale security because its stock is publicly traded. Available-for-sale securities are reported at their fair values in the balance sheet. Changes in their fair values are reported as other comprehensive income or loss. Declines in values that are considered other-than-temporary are reported as losses in the statement of operations. For the three months ended June 30, 2005, the fair value of the investment in ViRexx decreased by approximately $2.2 million as compared to an increase in fair market value of approximately $394,000 for the three months ended June 30, 2004, based on quoted market prices. For the six months ended June 30, 2005, the fair value of the investment in ViRexx decreased by approximately $790,000 as compared to a decrease in fair market value of approximately $1.1 million for the six months ended June 30, 2004, based on quoted market prices. These changes in fair market value were reported as other comprehensive income or loss.

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

Other-than-Temporary Impairment

In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF Issue No. 03-01 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. The effective date of the recognition and measurement provisions of EITF Issue No. 03-01 has been delayed by the FASB, however, the FASB did not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. United Therapeutics does not expect the adoption of EITF Issue No. 03-01 to have a significant impact on United Therapeutics’ results of operations and financial condition.

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

Item 3.                        Quantitative and Qualitative Disclosures about Market Risk

At March 31, 2005, a substantial portion of United Therapeutics’ assets were comprised of debt securities issued by federally-sponsored agencies. The market value of these investments fluctuates with changes in current market interest rates. In general, as rates increase, the market value of a debt investment would be expected to decrease. Likewise, as rates decrease, the market value of a debt investment would be expected to increase. To minimize such market risk, United Therapeutics holds such instruments to maturity at which time these instruments will be redeemed at their stated or face value. At June 30, 2005, United Therapeutics had approximately $67.2 million in debt securities issued by federally sponsored agencies with a weighted average stated interest rate of approximately 3.6 percent maturing through March 2012 and callable annually. The fair market value of this held-to-maturity portfolio at June 30, 2005 was approximately $66.3 million.

At June 30, 2005, a portion of United Therapeutics’ assets were comprised of auction rate debt securities. While these securities have long term maturities, their interest rates are reset approximately every 7-28 days through an auction process. As a result, the interest income from these securities is subject to market risk since the rate is adjusted to accommodate market conditions on each reset date. However, since the interest rates are reflective of current market conditions, the fair value of these securities typically does not fluctuate from par or cost. At June 30, 2005, United Therapeutics had approximately $37.7 million in these debt securities with a weighted average stated interest rate of approximately 3.2 percent. The fair market value of these available-for-sale debt securities at June 30, 2005 was approximately $37.7 million.

In June 2004, United Therapeutics entered into a synthetic operating lease and related agreements with Wachovia Development Corporation and its affiliates (Wachovia) to fund the construction of a laboratory facility in Silver Spring, Maryland. Under these agreements, United Therapeutics will pay rents to Wachovia generally based on applying the 30-day LIBOR rate plus approximately 55 basis points to the amount funded by Wachovia towards the construction of the laboratory. The total amount of construction is estimated to be approximately $32.0 million. At June 30, 2005, the total amount incurred related to the construction was approximately $8.2 million. Rents will be paid monthly from the time that the laboratory construction is completed until the termination of the lease in May 2011. These rents, therefore, are subject to the risk that LIBOR will increase or decrease during the period until termination in May 2011. At June 30, 2005, the 30-day LIBOR was approximately 3.3 percent. For every movement of 100 basis points (1 percent) in the 30-day LIBOR rate, the rents under this lease could increase or decrease by approximately $320,000 on an annualized basis.

Item 4.                        Controls and Procedures

Based on their evaluation, as of June 30, 2005, United Therapeutics’ Chief Executive Officer and Chief Financial Officer have concluded that United Therapeutics’ disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective. There have been no changes in United Therapeutics’ internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

Part II. OTHER INFORMATION

Item 4.                        Submission of Matters to a Vote of Security Holders

United Therapeutics held its annual meeting of stockholders on June 29, 2005. All of the following persons nominated were elected to serve as directors for a term expiring in 2008 and received the votes set opposite their respective names:

	For	Withheld
Raymond Dwek	16,417,231	1,790,431
Roger Jeffs	16,275,807	1,931,855
Christopher Patusky	16,853,011	1,354,651

Item 6.                        Exhibits and Reports on Form 8-K

(a)     Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED THERAPEUTICS CORPORATION
Date: August 3, 2005	/s/ MARTINE A. ROTHBLATT
	By:	Martine A. Rothblatt
	Title:	Chairman and Chief Executive Officer
/s/ FRED T. HADEED
	By:	Fred T. Hadeed
	Title:	Executive Vice President for Business
Development and Chief Financial Officer