Form 10-Q
period 2006-03-31
UNITED THERAPEUTICS CORP
filed 2006-05-05
CIK 1082554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2006

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

(301) 608-9292

(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☒      Accelerated filer ☐      Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The number of shares outstanding of the issuer’s common stock, par value $.01 per share, as of May 1, 2006 was 23,570,074.

PART I.   FINANCIAL INFORMATION

Item 1.                        Consolidated Financial Statements

UNITED THERAPEUTICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$87,619	$69,180
Marketable investments	60,322	56,304
Accounts receivable, net of allowance of $21 for 2006 and $15 for 2005	14,597	13,873
Other receivable	4,263	4,201
Interest receivable	523	733
Due from affiliate	317	179
Prepaid expenses	4,533	6,384
Inventories, net	10,524	11,263
Deferred tax assets	3,922	4,611
Other current assets	50	29
Total current assets	186,670	166,757
Marketable investments	30,893	44,863
Marketable investments and cash—restricted	31,116	20,666
Goodwill, net	7,465	7,465
Other intangible assets, net	3,382	5,487
Property, plant, and equipment, net	22,395	21,802
Investments in affiliates	7,716	8,259
Notes receivable from affiliate and employee	19	26
Deferred tax assets	14,075	15,100
Other assets	1,020	988
Total assets	$304,751	$291,413
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,631	$3,974
Accounts payable to affiliates and related parties	41	6
Accrued expenses	12,949	10,394
Due to affiliates and related parties	75	134
Current portion of notes and leases payable	12	15
Total current liabilities	17,708	14,523
Notes and leases payable, excluding current portion	7	8
Other liabilities	1,750	1,780
Total liabilities	19,465	16,311
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01, 10,000,000 shares authorized, no shares issued	—	—
Series A junior participating preferred stock, par value $.01, 100,000 authorized, no shares issued	—	—
Common stock, par value $.01, 100,000,000 shares authorized, 24,045,784 and 23,845,004 shares issued at March 31, 2006 and December 31, 2005, respectively, and 23,519,184 and 23,318,404 outstanding at March 31, 2006 and December 31, 2005, respectively	240	239
Additional paid-in capital	401,677	393,469
Accumulated other comprehensive income	3,261	3,593
Treasury stock at cost, 526,600 shares	(6,874)	(6,874)
Accumulated deficit	(113,018)	(115,325)
Total stockholders’ equity	285,286	275,102
Total liabilities and stockholders’ equity	$304,751	$291,413

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended March 31,
	2006	2005
	(Unaudited)
Revenues:
Net product sales	$31,620	$21,867
Service sales	1,544	1,208
License fees	—	132
Total revenues	33,164	23,207
Operating expenses:
Research and development, including stock option expense of $2.3 million for 2006 and $183,000 for 2005	14,700	8,473
Selling, general and administrative, including stock option expense of $2.1 million for 2006 and none for 2005	10,079	5,340
Write down of HeartBar® tradename	2,024	—
Cost of product sales	3,346	2,020
Cost of service sales, including stock option expense of $27,000 for 2006 and none for 2005	531	535
Total operating expenses	30,680	16,368
Income from operations	2,484	6,839
Other income (expense):
Interest income	1,898	981
Interest expense	—	—
Equity loss in affiliate	(207)	(180)
Other, net	10	21
Total other income, net	1,701	822
Income before income tax	4,185	7,661
Income tax expense	(1,878)	—
Net income	$2,307	$7,661
Net income per common share:
Basic	$0.10	$0.34
Diluted	$0.09	$0.31
Weighted average number of common shares outstanding:
Basic	23,374	22,490
Diluted	25,609	24,538

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2006	2005
	(Unaudited)
Cash flows from operating activities:
Net income	$2,307	$7,661
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	568	632
Provision for bad debt	6	—
Deferred tax expense	1,783	—
Provision for inventory obsolescence	316	26
Loss on disposals of equipment	57	5
Options issued in exchange for services	4,649	182
Write down of intangible asset	2,024	—
Amortization of discount or premium on investments	(31)	(42)
Equity loss in affiliate	206	180
Changes in operating assets and liabilities:
Accounts receivable	(719)	21
Interest receivable	210	178
Inventories	387	(1,113)
Prepaid expenses	1,851	(605)
Other assets	(115)	(239)
Accounts payable	656	(3,102)
Accrued expenses	2,511	1,169
Due to (from) affiliates	(154)	166
Other liabilities	(29)	32
Net cash provided by operating activities	16,483	5,151
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,107)	(441)
Purchases of held-to-maturity investments	(1,468)	—
Purchases of available-for-sale investments	—	(7,145)
Sales of available-for-sale investments	1,000	200
Net cash used in investing activities	(1,575)	(7,386)
Cash flows from financing activities:
Proceeds from the exercise of stock options	3,492	2,467
Excess tax benefits from stock-based compensation	44	—
Principal payments on notes payable and capital lease obligations	(5)	(6)
Net cash provided by financing activities	3,531	2,461
Net increase in cash and cash equivalents	18,439	226
Cash and cash equivalents, beginning of period	69,180	82,586
Cash and cash equivalents, end of period	$87,619	$82,812
Supplemental schedule of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$156	$34

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
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

United Therapeutics’ lead product is Remodulin®. Remodulin was first approved for use on May 21, 2002 by the United States Food and Drug Administration (FDA) as a continuous subcutaneous infusion for the treatment of pulmonary arterial hypertension in patients with NYHA class II-IV symptoms to diminish symptoms associated with exercise. On November 24, 2004, the FDA approved intravenous infusion of Remodulin, based on data establishing its bioequivalence with the subcutaneous administration of Remodulin, for patients who are not able to tolerate a subcutaneous infusion. On March 21, 2006, the FDA expanded its approval of Remodulin to include patients requiring transition from Flolan®, the only other FDA-approved intravenous prostacyclin. The FDA also agreed that United Therapeutics fulfilled its Subpart H accelerated approval requirement for a Phase IV post-marketing study to confirm the clinical benefit of Remodulin. In addition to the United States, Remodulin is approved as a subcutaneous infusion in most of Europe, Canada, Israel, Australia and several countries in South America. It is also approved as an intravenous infusion in Canada and Israel. Other international applications for the approval of Remodulin are pending.

United Therapeutics has generated pharmaceutical revenues from sales of Remodulin and arginine products in the United States, Europe and Asia. In addition, United Therapeutics has generated non-pharmaceutical revenues from telemedicine products and services in the United States.

2. BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared, without audit, pursuant to Regulation S-X of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto contained in United Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission.

In the opinion of United Therapeutics’ management, any adjustments contained in the accompanying unaudited consolidated financial statements are of a normal recurring nature, necessary to present fairly the financial position as of March 31, 2006 and results of operations and cash flows for the three-month periods ended March 31, 2006 and 2005. Interim results are not necessarily indicative of results for an entire year.

3. STOCKHOLDERS’ EQUITY

Earnings per Common Share (EPS)

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

	Three Months Ended March 31,
	2006	2005
Net income (Numerator)	$2,307	$7,661
Shares (Denominator):
Weighted average outstanding shares for basic EPS	23,374	22,490
Dilutive effect of stock options	2,235	2,048
Adjusted weighted average shares for diluted EPS	25,609	24,538
Earnings per share
Basic	$0.10	$0.34
Diluted	$0.09	$0.31

Stock Option Plan

United Therapeutics’ Board of Directors adopted an equity incentive plan (the Plan) effective in November 1997. In April 1999, the Board of Directors and stockholders approved an amendment and restatement of the Plan to increase the total number of shares of common stock that may be issued pursuant to the Plan to 14,939,517 shares, including 7,939,517 shares reserved for issuance to the CEO under her employment agreement. The Plan provides for the grant of awards, including options (qualified and nonqualified), stock appreciation rights, restricted stock awards and other rights as defined in the Plan, to eligible participants. Options granted under the Plan generally vest over a period of up to three years, are not transferable and must generally be exercised within 10 years. The price of all options granted under the Plan must be at least equal to the fair market value of the common stock on the date of grant. With respect to any participant who owns 10 percent or more of United Therapeutics’ outstanding common stock on the date of grant, the exercise price of any incentive stock option granted to that participant must equal or exceed 110 percent of the fair market value of the common stock on the date of grant and the option must not be exercisable for longer than five years. United Therapeutics has historically issued new shares to satisfy share option exercises.

Prior to January 1, 2006, United Therapeutics accounted for its employee equity-based compensation plans under the recognition and measurement provisions of APB 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. Effective January 1, 2006, United Therapeutics adopted the provisions of FASB Statement No. 123 (revised 2004), Share-Based Payment, (SFAS 123(R)) and interpretative literature within SEC Staff Accounting Bulletin No. 107, Share-Based Payment, (SAB 107), using the modified prospective transition method. Under the modified prospective transition method, compensation cost recognized in 2006 includes compensation cost for all equity-based payments granted prior to but not yet vested as of January 1, 2006, based on the original grant date fair value estimated in accordance with the provisions of SFAS 123 and compensation cost for all equity-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.

United Therapeutics utilizes the Black-Scholes-Merton valuation model for estimating the fair value of its stock options granted. Option valuation models, including Black-Scholes-Merton, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant date fair value of an award. These assumptions include the risk free rate of interest, expected dividend yield, expected volatility, and the expected life of the award.

Expected Volatility—Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. United Therapeutics uses the historical volatility based on the weekly price observations of its common stock during the period immediately preceding the share-based award grant that is equal in length to the award’s expected term (up to a maximum of five years). United Therapeutics believes that historical volatility within the last five years represents the best estimate of future long term volatility. Since 2001, United Therapeutics’ annual volatility has ranged from 76.75 percent in 2001 to 42.36 percent in 2005 with an average of 48.84 percent during the five year period.

Risk-Free Interest Rate—This is the average interest rate consistent with the yield available on a U.S. Treasury note (with a term equal to the expected term of the underlying grants) at the date the option was granted.

Expected Term of Options—This is the period of time that the options granted are expected to remain outstanding. United Therapeutics adopted SAB 107’s simplified method for estimating the expected term of share-based awards granted during the three months ending March 31, 2006.

Expected Dividend Yield—United Therapeutics has never declared or paid dividends on its common stock and does not anticipate paying any dividends in the foreseeable future. As such, the dividend yield percentage is assumed to be zero.

Forfeiture Rate—This is the estimated percentage of options granted that are expected to be forfeited or cancelled on an annual basis before becoming fully vested. United Therapeutics estimates the forfeiture rate based on historical forfeiture experience for similar levels of employees to whom options were granted.

Following are the weighted-average assumptions used in valuing the stock options granted to employees during the three month periods ended March 31, 2006 and 2005:

Three Months Ended March 31,
	2006	2005
Expected volatility	47.43 percent	45.41 percent
Risk-free interest rate	4.5 percent	2.9 percent
Expected term of options	6.0 years	1.4 years
Expected dividend yield	0.0 percent	0.0 percent
Forfeiture rate	11.7 percent	0.0 percent

A summary of the status of United Therapeutics’ employee stock options as of March 31, 2006 and changes during the three months then ended is presented below:

All Employee Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($ in 000s)
Outstanding at January 1, 2006	5,398,859	$38.16
Granted	44,500	64.75
Exercised	(185,652)	17.89
Forfeited	(39,935)	56.56
Outstanding at March 31, 2006	5,217,772	$38.99	7.1	$146,851
Expected to vest at March 31, 2006	1,568,687	$51.98	9.0	$28,509
Exercisable at March 31, 2006	3,441,229	$32.28	6.1	$118,342

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2006 and 2005 was $33.33 and $9.69, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $8.8 million and $4.0 million, respectively.

As of March 31, 2006, there was approximately $36.6 million of total unrecognized compensation cost related to nonvested employee stock options. That cost is expected to be recognized over a weighted-average period of 1.8 years. The total fair value of shares vested during the three months ended March 31, 2006 and 2005 was $2.4 million and $9.3 million, respectively.

Cash received from option exercises under all share-based payment arrangements for the three months ended March 31, 2006 and 2005, was $3.5 million and $2.5 million, respectively. Due to the availability of net operating loss carryforwards and research tax credits, tax deductions for option exercises were not recognized in the three months ended March 31, 2006.

Total employee share-based compensation expense recognized for the three months ended March 31, 2006 are as follows (in thousands, except per share data):

Three Months Ended March 31, 2006
Cost of service sales	$27
Research and development	1,624
Selling, general and administrative	2,141
Share-based compensation expense before taxes	3,792
Related income tax benefits	(1,653)
Share-based compensation expense, net of taxes	$2,139
Net share-based compensation expense, per common share:
Basic	$0.09
Diluted	$0.08

Equity-based compensation cost capitalized as part of inventory during the three months ended March 31, 2006 was approximately $158,000. United Therapeutics recorded approximately $51,000 in share-based compensation expense during the three months ended March 31, 2006 related to the grant of options to purchase 44,500 shares of common stock to employees during the three months ended on March 31, 2006.

The following table (in thousands, except per share amounts) illustrates the effect on net income and net income per share if United Therapeutics had applied the fair value recognition provisions of SFAS 123(R) to equity-based compensation for the three months ended March 31, 2005.

Three Months Ended March 31, 2005
Net income as reported	$7,661
Less—total employee equity-based compensation expense determined under fair value-based methods for all awards	(2,820)
Pro forma net income	$4,841
Basic net income per common share
As reported	$0.34
Pro forma	$0.22
Diluted net income per common share
As reported	$0.31
Pro forma	$0.20

For the three months ended March 31, 2006 and 2005, options to purchase 200,780 and 154,875 shares, respectively, were exercised.

4. INVENTORIES

United Therapeutics manufactures certain compounds, such as treprostinil, and purchases medical supplies, such as external pumps, for use in its product sales and ongoing clinical trials. United Therapeutics subcontracts the manufacture of cardiac monitoring equipment. United Therapeutics contracts with a third-party manufacturer to make arginine products. These inventories are accounted for under the first-in, first-out method and are carried at the lower of cost or market. Inventories consisted of the following, net of reserves of approximately $705,000 and $570,000 at March 31, 2006 and December 31, 2005, respectively (in thousands):

	March 31, 2006	December 31, 2005
Remodulin:
Raw materials	$847	$814
Work-in-progress	6,936	7,582
Finished goods	1,904	2,052
Remodulin delivery pumps and other medical supplies	590	673
Cardiac monitoring equipment components	166	59
Arginine products	81	83
Total inventories	$10,524	$11,263

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets were comprised as follows (in thousands):

	As of March 31, 2006			As of December 31, 2005
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill	$9,072	$(1,607)	$7,465	$9,072	$(1,607)	$7,465
Intangible assets:
Noncompete agreements	$273	$(273)	$—	$273	$(273)	$—
Trademarks	—	—	—	2,802	(1,230)	1,572
Technology and patents	6,164	(2,782)	3,382	6,164	(2,249)	3,915
Total intangible assets	$6,437	$(3,055)	$3,382	$9,239	$(3,752)	$5,487

The HeartBar product was discontinued in January 2006 and is no longer sold. As a result, a write down of intangible assets related to the HeartBar product tradename totaling approximately $2.0 million was recorded during the three months ended March 31, 2006. The decision to discontinue HeartBar did not impact other aspects of United Therapeutics’ arginine business, which include sales of non-HeartBar arginine products and license royalties from third parties selling arginine-based products.

Total amortization expense for the three-month periods ended March 31, 2006 and 2005 was approximately $81,000 and $120,000, respectively. The aggregate amortization expense related to these intangible assets for each of the five succeeding years is estimated as follows (in thousands):

Year ending December 31,
2006	$324
2007	276
2008	276
2009	276
2010	276

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

Segment information as of and for the three months ended March 31, 2006 and 2005 was as follows (in thousands):

	Three Months Ended March 31,
	2006			2005
	Pharmaceutical	Telemedicine	Consolidated Totals	Pharmaceutical	Telemedicine	Consolidated Totals
Revenues from external customers	$31,414	$1,750	$33,164	$21,827	$1,380	$23,207
Income (loss) before income tax	4,343	(158)	4,185	7,889	(228)	7,661
Interest income	1,894	4	1,898	978	3	981
Depreciation and amortization	(446)	(122)	(568)	(412)	(220)	(632)
Equity loss in affiliate	(207)	—	(207)	(180)	—	(180)
Total investment in equity method investees	1,852	—	1,852	2,632	—	2,632
Expenditures for long-lived assets	(845)	(262)	(1,107)	(235)	(206)	(441)
Goodwill, net	1,287	6,178	7,465	1,287	6,178	7,465
Total assets	294,641	10,110	304,751	206,889	10,036	216,925

The segment information shown above equals the consolidated totals when combined. These consolidated totals equal the amounts reported in the consolidated financial statements without further reconciliation for those categories which are reported in the consolidated financial statements. There are no inter-segment transactions.

For the three-month periods ended March 31, 2006 and 2005 approximately 87 percent and 88 percent of United Therapeutics revenues were earned from customers located in the United States, respectively.

7. COMPREHENSIVE INCOME

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income and its components. SFAS No. 130 requires, among other things, that unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments be included in other comprehensive income (loss). The following statement presents comprehensive income for the three months ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended March 31,
	2006	2005
Net income	$2,307	$7,661
Other comprehensive income (loss):
Foreign currency translation gain (loss) adjustment	4	(11)
Unrealized gain (loss) on available-for-sale securities	(336)	1,375
Comprehensive income	$1,975	$9,025

8. INCOME TAXES

Significant components of the provision for income taxes attributable to operations consist of the following (in thousands):

	Three Months Ended March 31,
	2006	2005
Current:
Federal	$40	$—
State	55	—
Total current	95	—
Deferred
Federal	1,674	—
State	109	—
Total deferred	1,783	—
Total provision for income taxes	$1,878	$—

No income tax expense was reported for the three months ended March 31, 2005 due to the availability of deductions for tax purposes and net operating loss carry forwards and a full reserve on all of its deferred tax assets.

The income tax provision for the three months ended March 31, 2006 is based on the estimated annual effective tax rate for the entire year. The estimated effective tax rate is subject to adjustment in subsequent quarterly periods as the estimates of pretax income for the year are increased or decreased. The effective tax rate for the three months ended March 31, 2006 was approximately 44 percent. The federal program enabling companies to accumulate tax credits for qualified research expenditures expired on December 31, 2005. Legislation to retroactively reinstate the credit is pending in the U.S. Congress, but had not been enacted as of March 31, 2006. Accordingly, no benefit from the federal research credit generated during the three months ended March 31, 2006 has been included in estimating the 2006 effective tax rate. If Congress retroactively reinstates the research credit the effect of the credit will be reflected in the computation of the annual effective tax rate beginning as of the first period that includes the enactment date of the legislation.

As of March 31, 2006, United Therapeutics had available approximately $96.3 million in net operating loss carryforwards and approximately $30.9 million in business tax credit carryforwards for federal income tax purposes that expire at various dates through 2024. United Therapeutics has conducted a study to determine whether any limitations under Section 382 of the Internal Revenue Code have been triggered. Results of this study indicate that multiple limitations occurred through November 2004. As a result, portions of these carryforward items that were generated prior to November 2004 will be subject to certain limitations on their use. United Therapeutics does not believe that these potential limitations will cause the net operating loss and general business credit carryforwards to expire unused.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and related notes appearing in our Annual Report on Form 10-K for the year ended December 31, 2005. The following discussion contains forward-looking statements made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995 including the statements listed under “Item 1A—Risk Factors”. These statements are based on our beliefs and expectations as to future outcomes and are subject to risks and uncertainties that could cause our results to differ materially from anticipated results. Factors that could cause or contribute to such differences include those discussed below and as described in our Annual Report on Form 10-K for the year ended December 31, 2005 under “Item 1A—Risk Factors—Forward-Looking Statements”, and the other cautionary statements, cautionary language and risk factors set forth in other reports and documents filed with the Securities and Exchange Commission. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise.

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

As a condition of Remodulin’s Subpart H accelerated approval, we were required to perform a post-marketing Phase IV clinical study to confirm the clinical benefits of Remodulin. In August 2005, we performed an interim assessment after 22 patients completed the study. The results of the interim assessment, as analyzed by an independent statistician, were positive. The p value was 0.0002, meaning that the likelihood that the achieved result was incorrect is two out of ten thousand. Specifically, 13 of 14 patients (93%) in the Remodulin arm were able to successfully transition from Flolan, which they had previously been using to treat their condition, and complete the study without the need to institute rescue therapy, compared to only 1 of 8 patients (13%) in the placebo arm. Based on this positive outcome, we submitted the interim study results to the FDA in July 2005 with a supplement filed in October 2005. In March 2006, the FDA agreed that we had satisfied our obligation to perform the post-marketing Phase IV clinical study and that the study confirmed the clinical benefits of Remodulin.

In November 2004, the FDA approved intravenous infusion of Remodulin, based on data establishing its bioequivalence with the previously approved subcutaneous administration of Remodulin, for patients who are not able to tolerate a subcutaneous infusion. In March 2006, the FDA also approved the use of Remodulin for patients requiring transition from Flolan, the only other FDA-approved intravenous prostacylin. Remodulin is also approved for subcutaneous use in most of Europe, Canada, Israel, Australia and several countries in South America. It is also approved for intravenous use in Canada and Israel. Marketing authorization applications are currently under review in other countries.

The mutual recognition process to obtain approvals from European Union member countries for subcutaneous use of Remodulin was completed in August 2005, with positive decisions received from most European Union countries. We withdrew applications in Ireland, Spain and the United Kingdom and are engaged in regulatory discussions concerning the timing of resubmission in these three countries. Although these decisions were made in August 2005, the approving European countries may not provide formal action letters and pricing approvals required for the commercial sales of Remodulin for as long as up to one to two years, or longer. We can give no assurances as to the timing and receipt of the formal action letters and pricing approvals from European countries, or the outcome of applications in other countries. To date, we have received formal action letters and pricing approvals from France and Portugal. Formal action letters have also been received from Belgium, Czech Republic, Denmark, Estonia, Greece, Iceland, Luxembourg and Slovakia.

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

Remodulin Marketing and Sales

Remodulin is currently marketed by our own staff of approximately 25 employees who market directly to physicians specialized in treating pulmonary arterial hypertension, comprised mainly of pulmonologists and cardiologists. We face stiff competition from several other companies that market and sell competing therapies and expect the competition to continue growing.

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

Future Prospects

While we were profitable in each quarter since April 1, 2004, we incurred net losses for all quarters from inception through March 31, 2004. At March 31, 2006, we had an accumulated deficit of approximately $113.0 million. Future profitability will depend on many factors, including the price, level of sales, level of reimbursement by public and private insurance payers, the impacts of competitive products and the number of patients using Remodulin and other currently commercialized products and services, as well as the results and costs of research and development projects.

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

Remodulin was also approved in most of Europe, Canada, Israel, Australia and several countries in South America for similar uses. Marketing authorization applications are currently under review in other countries.

In March 2005, we commenced a 12-week placebo-controlled trial of intravenous Remodulin in patients with PAH to further assess the clinical benefits of Remodulin. The trial was conducted in India and was designed to enroll up to 126 patients. Interim results of this trial were to be analyzed after 33, 66 and 99 patients completed the 12-week trial. In August 2005, after enrolling approximately 45 patients, we suspended enrollment of new patients, per the recommendation of the trial’s independent Data Safety Monitoring Board, which is a panel of independent experts. Preliminary results from the 45 patients were positive (p=0.008). After 12 weeks, patients who took Remodulin walked, on average, 83 meters further in a six-month time period than patients who took placebo.

We are in an early stage of developing oral and a later stage of developing inhaled formulations of treprostinil, which is the active pharmaceutical ingredient in Remodulin. During 2004, we completed dosage studies of oral formulations of treprostinil in healthy volunteers. We filed an Investigational New Drug Application on January 28, 2005 to perform an additional Phase I healthy volunteer study. On July 21, 2005, the European Medicines Agency announced that oral treprostinil had been granted orphan product status in the European Union. Presently, we are planning placebo-controlled multi-national trials of oral treprostinil in patients with pulmonary arterial hypertension.

During 2004 and 2005, independent clinical investigators in Europe and the United States performed small uncontrolled trials of inhaled formulations of treprostinil in patients with PAH. On April 14, 2004, the European Medicines Agency granted an orphan designation of inhaled tresprostinil for the treatment of pulmonary arterial hypertension and chronic thromboembolic pulmonary hypertension. In June 2005, Lung Rx, Inc., a subsidiary of United Therapeutics, commenced a 12-week placebo-controlled trial of inhaled treprostinil in at least 150 patients with PAH who are also being treated with Tracleer®. The trial is known as TRIUMPH-1, Treprostinil Inhalation Used in the Management of Pulmonary Hypertension, and is being conducted at approximately 15 centers in the United States and in Europe. Additional centers are expected to be added during 2006. As of March 31, 2006, approximately 75 patients have been enrolled in this trial. As of May 2, 2006, approximately 85 patients have been enrolled in this trial.

United Therapeutics is also developing beraprost for PAH. Beraprost is an oral analog of prostacyclin. We are currently awaiting a sustained release formulation from our license partner, Toray Industries, Inc. (Toray).

We incurred expenses of approximately $8.9 million and $4.4 million during the three months ended March 31, 2006 and 2005, respectively, on Remodulin development. Approximately $169.8 million from inception to date has been incurred on Remodulin development.

Cancer Disease Projects

Our monoclonal antibody immunotherapies were licensed in April 2002 from AltaRex Medical Corp. OvaRex® MAb is the lead product and is currently being studied in two identical Phase III clinical trials in advanced ovarian cancer (Stage III and IV) patients. These studies, which commenced in January 2003, are being conducted at approximately 60 centers throughout the United States and together will enroll at least 354 patients. As of March 31, 2006 approximately 350 patients have been enrolled in these trials. These studies could take up to two years to complete following full enrollment, depending on how long it takes for each study to reach at least 118 relapse events. We incurred expenses of approximately $2.1 million and $1.8 million during the three months ended March 31, 2006 and 2005, respectively, on OvaRex development. Approximately $34.5 million from inception to date has been incurred on OvaRex development.

Infectious Disease Projects

Our infectious disease program includes glycobiology antiviral drug candidates in the preclinical and clinical stages of testing. The drugs in this program are being developed for hepatitis C, hepatitis B and other infectious diseases. We completed acute and chronic Phase I clinical dosing studies for our first candidate for the treatment of hepatitis C, UT-231B, to assess safety in healthy volunteers in early 2003. We initiated Phase II clinical studies in patients infected with hepatitis C in July 2003 and completed those studies in October 2004. In that trial, UT-231B did not demonstrate efficacy against hepatitis C in a population of patients that previously failed conventional treatments. We are now conducting preclinical testing of additional glycobiology drug candidates. We incurred expenses of approximately $200,000 and $1.2 million during the three months ended March 31, 2006 and 2005, respectively, for our infectious disease programs. Approximately $35.1 million from inception to date has been incurred for infectious disease programs.

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

•       The FDA and international regulatory authorities may delay or withhold approvals to commence clinical trials or to manufacture drugs;

•       The FDA and international regulatory authorities may request that additional studies be performed;

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

Financial Position

Cash, cash equivalents and marketable investments (including all unrestricted and restricted amounts) at March 31, 2006 were approximately $210.0 million, as compared to approximately $191.0 million at December 31, 2005. The increase of approximately $19.0 million is due primarily to cash provided by operating activities and proceeds from the exercise of stock options. Restricted cash and marketable investments pledged to secure our obligations under the synthetic operating lease discussed below under Off Balance Sheet Arrangement at March 31, 2006 totaled approximately $31.1 million, as compared with approximately $20.7 million at December 31, 2005.

Prepaid expenses at March 31, 2006 were approximately $4.5 million, as compared to approximately $6.4 million at December 31, 2005. The decrease was primarily due to the expensing of a portion of those assets used in operations during 2006.

Other intangibles, net, at March 31, 2006 were approximately $3.4 million, as compared to approximately $5.5 million at December 31, 2005. The decrease was due primarily to the write down of the HeartBar tradename, as that product was discontinued in January 2006.

Investments in affiliates at March 31, 2006 were approximately $7.7 million, as compared to approximately $8.3 million at December 31, 2005. The decrease was due primarily to a decrease in the fair value of our investment in ViRexx Medical Corp., based on quoted market prices.

Accounts payable at March 31, 2006 were approximately $4.6 million, as compared to approximately $4.0 million at December 31, 2005. The increase was due generally to the timing of payments to vendors.

Accrued expenses at March 31, 2006 were approximately $13.0 million, as compared to approximately $10.4 million at December 31, 2005. The increase was due primarily to accrued expenses for personnel and for tax withholdings related to stock option exercises.

Total stockholders’ equity at March 31, 2006 was approximately $285.3 million, as compared to $275.1 million at December 31, 2005. The increase in stockholders’ equity of approximately $10.2 million was due primarily to net income earned and the proceeds collected from exercises of stock options during the three months ended March 31, 2006.

Results Of Operations

Three months ended March 31, 2006 and 2005

Revenues for the three months ended March 31, 2006 were approximately $33.2 million, as compared to approximately $23.2 million for the three months ended March 31, 2005. The increase of approximately $10.0 million was due primarily to growth in sales of Remodulin to our distributors.

The following sets forth our revenues by source for the periods presented (in thousands).

	Revenues for the Three Months Ended March 31,
	2006	2005
Remodulin	$31,304	$21,465
Telemedicine services and products	1,749	1,380
Other products	111	229
License fees	—	133
Total revenues	$33,164	$23,207

For the three months ended March 31, 2006 and, 2005, approximately 87 percent and 88 percent of our revenues, respectively, were earned from three customers located in the United States.

Total revenues are reported net of estimated government rebates and prompt pay discounts. We pay government rebates to state Medicaid agencies that pay for Remodulin. Historically, we estimated our liability for such rebates based on the volume of Remodulin dispensed to Medicaid patients as reported to us by our distributors and the expected rebate per unit of Remodulin as determined by us in accordance with federal guidelines. Since April 1, 2005, we have estimated our liability for such rebates based on the historical level of government rebates invoiced by state Medicaid agencies relative to U.S. sales of Remodulin. Prompt pay discounts are offered on sales of Remodulin if the related invoices are paid in full generally within 60 days from the date of sale. We estimated our liability for prompt pay discounts based on historical payment patterns.

A roll forward of the liability accounts associated with estimated government rebates and prompt pay discounts as well as the net amount of reductions to revenues for these items are presented as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Liability accounts, at beginning of period	$1,590	$2,121
Additions to liability attributed to sales in:
Current period	2,034	1,367
Prior period	—	—
Payments or reductions attributed to sales in:
Current period	(361)	(188)
Prior period	(1,503)	(1,320)
Liability accounts, at end of period	$1,760	$1,980
Net reductions to revenues	$2,034	$1,367

Product returns were due to arginine products and totaled approximately none and $1,000 during the three months ended March 31, 2006 and 2005, respectively.

Research and development expenses consist primarily of salaries and related expenses, costs to acquire pharmaceutical products and product rights for development and amounts paid to contract research organizations, hospitals and laboratories for the provision of services and materials for drug development and clinical trials. Research and development expenses were approximately $14.7 million for the three months ended March 31, 2006, as compared to approximately $8.5 million for the three months ended March 31, 2005. The increase was due primarily to increased expenses for the oral and inhaled treprostinil-related programs of approximately $4.6 million, implementation of SFAS No. 123(R) effective January 1, 2006 which resulted in employee stock option expense totaling approximately $1.6 million and increased expenses of approximately $515,000 related to stock option expense for option grants to scientific advisory board members during 2006. See Major Research and Development Projects above, for additional information regarding our research programs.

Selling, general and administrative expenses consist primarily of salaries, travel, office expenses, insurance, professional fees, provision for doubtful accounts receivable, depreciation and amortization. Selling, general and administrative expenses were approximately $10.1 million for the three months ended March 31, 2006, as compared to approximately $5.3 million for the three months ended March 31, 2005. The increase in selling, general and administrative expenses was due primarily to increased expenses of approximately $2.1 million of stock option expense related to our adoption of SFAS No. 123(R), effective January 1, 2006, approximately $1.0 million of salaries and related expenses and approximately $701,000 of professional fees.

A write down of intangible assets related to the HeartBar product tradename totaling approximately $2.0 million was recorded during the three months ended March 31, 2006. This write down was required since the HeartBar product was discontinued in January 2006 and is no longer sold. The decision to discontinue HeartBar did not impact other aspects of our arginine business, which includes sales of non-HeartBar arginine products and license royalties from third parties selling arginine based products. This decision was made by us after evaluating recent clinical trial results and market potential, among other considerations.

Cost of sales consists of the cost to manufacture or acquire products that are sold to customers. Cost of service sales consists of the salaries and related overhead necessary to provide telemedicine services to customers. Cost of product sales was approximately 11% of product sales for the three months ended March 31, 2006, as compared to approximately 9% for the three months ended March 31, 2005. The increase in cost of product sales as a percentage of product sales was due primarily to the reserve of two batches of Remodulin totalling approximately $315,000. Cost of service sales was approximately 34% of service sales for the three months ended March 31, 2006, as compared to approximately 44% for the three months ended March 31, 2005. The improvement in the cost of service sales as a percentage of service revenues was due to the growth in telemedicine service sales during 2006 as compared to the same period in 2005 with no corresponding increase in costs.

Interest income for the three months ended March 31, 2006 was approximately $1.9 million, as compared to interest income of approximately $981,000 for the three months ended March 31, 2005. The increase was due primarily to an increase in cash available for investing during 2006 and increased market interest rates.

Equity loss in affiliate represents our share of Northern Therapeutics, Inc.’s losses. The equity loss in affiliate was approximately $207,000 for the three months ended March 31, 2006, as compared to approximately $180,000 for the three months ended March 31, 2005. Northern Therapeutics, Inc.’s loss was due primarily to expenditures for its autologous (non-viral vector) gene therapy research for pulmonary hypertension and sales and marketing activities for Remodulin in Canada.

An income tax expense of approximately $1.9 million was recognized for the three months ended March 31, 2006, as compared to none for the three months ended March 31, 2005. For the three months ended March 31, 2005, we did not report tax expense due to our limited history of profitability resulting in a full valuation allowance on our deferred tax assets and the availability of net operating loss deductions at that time.

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

In February 2005, we filed a primary shelf registration statement with the SEC to enable us to offer and sell up to five million shares of our common stock from time to time in one or more offerings. The shelf registration statement was withdrawn in March 2006.

Our working capital at March 31, 2006 was approximately $169.0 million, as compared to approximately $152.2 million at December 31, 2005. The increase is primarily due to a net increase in cash and current marketable investments of approximately $22.5 million.

Restricted cash and marketable investments pledged to secure our obligations under the synthetic operating lease discussed below under Off Balance Sheet Arrangement at March 31, 2006 totaled approximately $31.1 million, as compared with approximately $20.7 million at December 31, 2005. The increase in restricted cash and marketable investments was due to additional funds placed in these accounts to provide adequate collateral under the lease.

Net cash provided by operating activities was approximately $16.5 million for the three months ended March 31, 2006 as compared to approximately $5.2 million for the three months ended March 31, 2005. The increase in cash provided by operating activities is due primarily to growth in sales and collections of Remodulin. For the three months ended March 31, 2006, we invested approximately $1.1 million in cash for property, plant and equipment, as compared to approximately $441,000 in the three months ended March 31, 2005. For the three months ended March 31, 2006 we also received approximately $3.5 million in stock option exercise proceeds as compared to $2.5 million in the three months ended March 31, 2005.

We made milestone payments totalling $20,000 pursuant to existing license agreements during each of the three months ended March 31, 2006 and 2005. We are obligated to make royalty payments on sales of Remodulin which exceed annual net sales of $25.0 million and on all arginine products. Royalties on sales of all products currently marketed range up to 10 percent of sales of those products.

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

We recognized income tax expense of approximately $1.9 million for the three months ended March 31, 2006 due primarily to our expectation of incurring taxable income during 2006.

At March 31, 2006, we had for federal income tax purposes net operating loss carryforwards of approximately $96.3 million and business tax credit carryforwards of approximately $30.9 million which expire at various dates from 2012 through 2024. Approximately, $59.1 million of the net operating loss carryforwards is attributable to exercised stock options, the benefit of which, when realized, directly increases additional paid-in-capital. Business tax credits can offset future tax liabilities and arise from qualified research expenditures. We have been and may continue to be subject to federal alternative minimum tax and state income taxes, even though we have significant net operating loss and credit carryforwards.

Section 382 of the Internal Revenue Code limits the utilization of net operating losses when ownership changes occur as defined by that section. We have reviewed our ownership change position pursuant to Section 382 and have determined that ownership changes occurred in December 1997, June 1999, and November 2004 and, as a result, the utilization of certain of our net operating loss carryforwards may be limited. However, we do not expect any significant portion of our net operating loss carry forwards or business tax credits will expire unused. A portion of the net operating loss carryforwards continues to be reserved through a valuation allowance as of March 31, 2006.

Off Balance Sheet Arrangement

In June 2004, we entered into a synthetic operating lease and related agreements with Wachovia Development Corporation and its affiliates (Wachovia) to fund the construction of a laboratory facility in Silver Spring, Maryland. Under these agreements, Wachovia will fund up to $32.0 million towards the construction of the laboratory facility on ground owned by us. The construction phase commenced in 2004 and is expected to be completed in May 2006. Following construction, Wachovia will lease the laboratory facility to us with a term ending in May 2011. Under the 99-year ground lease, Wachovia will pay fair value rent to us for use of the land both during the construction phase and after the laboratory lease is terminated. During the term of the laboratory lease, Wachovia will pay $1 per year to us for use of the land.

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

In addition, we agreed to pledge, as collateral, a portion of our marketable investments to secure our lease obligations. At March 31, 2006, approximately $31.1 million of marketable investments and cash were pledged as collateral and are reported as restricted marketable investments and cash in our consolidated balance sheet.

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

We anticipate that rent payments will commence in approximately May 2006, after completion of construction, and continue through termination of the lease in May 2011. Based on construction costs of up to approximately $32.0 million and the current effective rate of approximately 5.4 percent (equivalent to the current 30-day LIBOR rate plus approximately 55 basis points at March 31, 2006), the rents to be paid could approximate $1.7 million annually. In addition, Wachovia paid us ground rent in June 2004 totalling an aggregate of approximately $307,000 that will be recognized as income ratably through May 2011.

We guaranteed a minimum residual value of the laboratory facility. This guaranteed residual is generally equal to 86 percent of the amount funded by Wachovia towards construction. If, at the end of the lease term, we do not renew the lease or purchase the improvements, then the building will be sold to a third party. In that event, we have guaranteed that Wachovia will receive at least this residual value amount. The maximum potential amount of this guarantee is approximately $27.5 million, equivalent to 86 percent of expected total construction costs of $32.0 million. We have estimated the fair value of this guarantee liability at approximately $839,000 and this amount is classified as a non-current liability in our balance sheet at March 31, 2006.

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

In March 2005, we entered into a construction management agreement with Turner Construction Company (Turner). Under the terms of the agreement, Turner is responsible for the construction of the facility. The agreement has a guaranteed maximum price clause in which Turner agrees that the construction cost of the facility will not exceed approximately $27.0 million, which amount is subject to change based on agreed-upon changes to the scope of work. Turner will be responsible for covering any costs in excess of the guaranteed maximum price guarantee. If the ultimate cost of the project is less than the guaranteed maximum price of $27.0 million, then a portion of the cost savings will be shared with Turner. In addition, Turner is required to pay us penalties if the construction is not completed by April 2006, which date is subject to change based on agreed-upon changes to the scope of work. Agreement will be reached with Turner on such changes and penalties.

Summary of Critical Accounting Policies

Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax bases of assets and liabilities and are measured using the tax rates and laws that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A net deferred tax asset or liability is reported in the balance sheet.

At each reporting date, we consider whether it is more-likely-than-not that some portion or all of the net deferred tax asset is realizable. If the net deferred tax asset is not fully realizable, then a valuation allowance is established to reduce the amount of net deferred tax asset reported in the balance sheet. Based on the weight of available evidence at March 31, 2006, it was determined that a partial valuation allowance totalling approximately $64.6 million was necessary at March 31, 2006.

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

Intangible Assets

We adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002, which eliminated the amortization of goodwill. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test that is performed on October 1 of each year. We continually evaluate whether events and circumstances have occurred that indicate that the remaining value of goodwill may not be recoverable. At December 31, 2005, we believed that goodwill was not impaired and therefore no impairment losses have been recorded. This conclusion is based on our judgment, taking into consideration expectations regarding future profitability and the status of the reporting units which have reported goodwill. However, changes in strategy or adverse changes in market conditions could impact this judgment and require an impairment loss to be recognized for the amount that the carrying value of goodwill exceeds its fair value.

On January 19, 2006, we decided to discontinue the sales, marketing and production of our HeartBar line of products, which are arginine-enriched dietary supplements. This discontinuance was effective immediately. The decision to discontinue HeartBar is not meant to impact other aspects of our arginine business, which include sales of non-HeartBar arginine products and license royalties from third parties selling arginine based products. This decision was made by us after evaluating recent clinical trial results and market potential, among other considerations.

In connection with this discontinuance, we recognized a non-cash impairment charge totalling approximately $2.0 million from the write-off of the HeartBar trademark intangible in the quarter ended March 31, 2006. The other intangible assets related to the arginine line of business, primarily patents, are not affected by this discontinuance.

Marketable Investments

Currently, we invest portions of our cash in marketable debt securities issued primarily by federally-sponsored agencies. Due to our intent and ability to hold these marketable debt investments until their maturities, these investments are reported at their amortized cost. We believe that we are able to hold these investments to maturity, due to the significant level of cash and cash equivalents that we have. If we did not have the ability and intent to hold these investments to maturity, we would have reported them in the consolidated balance sheets at their fair market values. At March 31, 2006, the amortized cost of these debt securities was approximately $72.8 million and their fair values were approximately $70.1 million.

Earnings per Share

In accordance with SFAS No. 128, Earnings Per Share, for the periods with net income, the dilutive effect of outstanding stock options is included in the calculation of dilutive earnings per share using the treasury stock method.

Stock Options

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified prospective transition method. Under the modified prospective transition method, compensation cost recognized in 2006 includes compensation cost for all equity-based payments granted prior to but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and compensation cost for all equity-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

We have utilized the Black-Scholes-Merton valuation model for estimating the fair value of the stock options granted during the three months ended March 31, 2006, as well as for option grants during all prior periods. The Black-Sholes-Merton valuation model includes many assumptions that are subject to substantial judgments, such as expected volatility, expected life of options and forfeiture rate. The weighted-average assumptions used in valuing the stock options granted during the three months ended March 31, 2006, and a discussion of our methodology for developing each of the assumptions used is included in Note 3 to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

The investment in ViRexx Medical Corp. (formerly AltaRex Medical Corp.) is accounted for as an available-for-sale security because its stock is publicly traded. We own less than 10 percent of ViRexx. Available-for-sale securities are reported at their fair values in the balance sheet. Changes in their fair values are reported as other comprehensive income or loss. Declines in values that are considered other-than-temporary are reported as losses in the statement of operations. The fair value of the investment was approximately $5.9 million and $6.2 million at March 31, 2006 and December 31, 2005, respectively, based on quoted market prices. These changes in fair market value were reported as other comprehensive income or loss.

Options Issued in Exchange for License

In June 2000, in connection with our license from Toray of the sustained release formulation of beraprost (an oral prostacyclin analog), we agreed to grant options to purchase 500,000 shares of our common stock to Toray upon Toray’s adequate documentation of sustained release beraprost in humans and its transfer of clinical trial material for use in clinical trials in the United States. These options will not be priced until Toray has met this milestone. If and when the milestone is met, the exercise price of the options would be set at the fair market value of our common stock at that time. Due to the uncertainties in drug development, it is not yet known if Toray will provide the appropriate clinical trial material. Therefore, in accordance with EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees, these options are measured at their lowest aggregate fair value at each interim reporting date, which amount has been zero. As a result, no expense related to these options has been recorded in the consolidated financial statements.

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

Recent Accounting Pronouncements

Stock-Based Compensation

On December 16, 2004, the FASB issued a revision of SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (Opinion 25), and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. SFAS No. 123(R) was initially required to be implemented by July 1, 2005, but its effective date was delayed until January 1, 2006 by the Securities and Exchange Commission. Accordingly, we adopted SFAS No. 123(R) on January 1, 2006.

As permitted by SFAS No. 123, we previously accounted for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognized no compensation cost for employee stock options prior to 2006. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values over the expected period of service. Accordingly, the adoption of SFAS No. 123(R)’s fair value method had a significant impact on our results of operations.

The impact of SFAS No. 123(R) is described in Note 3 to the consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Inventory Costs

In December 2004, the FASB issued SFAS No. 151 Inventory Cost, which is an amendment to Accounting Research Bulletin No. 43, Restatement and Revision of Accounting Research Bulletins. SFAS No. 151 clarifies the accounting treatment of certain expenses for inventory costing. The new standard is effective for the first fiscal year beginning after June 15, 2005. We adopted this standard effective January 1, 2006 and it did not have a significant impact on our results of operations and financial condition.

Item 3.                        Quantitative and Qualitative Disclosures about Market Risk

At March 31, 2006, a substantial portion of our assets was comprised of debt securities issued by federally-sponsored agencies. The market value of these investments fluctuates with changes in current market interest rates. In general, as rates increase, the market value of a debt investment would be expected to decrease. Likewise, as rates decrease, the market value of a debt investment would be expected to increase. To minimize such market risk, we hold such instruments to maturity at which time these instruments will be redeemed at their stated or face value. At March 31, 2006, we had approximately $72.8 million in debt securities issued by federally-sponsored agencies with a weighted average stated interest rate of approximately 3.7 percent maturing through March 2012 and callable annually. The fair market value of this held-to-maturity portfolio at March 31, 2006 was approximately $70.1 million.

At March 31, 2006, a portion of our assets was comprised of auction rate debt securities issued by state-sponsored agencies. While these securities have long term maturities, their interest rates are reset approximately every 7-28 days through an auction process. As a result, the interest income from these securities is subject to market risk since the rate is adjusted to accommodate market conditions on each reset date. However, since the interest rates are reflective of current market conditions, the fair value of these securities typically does not fluctuate from par or cost. At March 31, 2006, we had approximately $48.4 million in these debt securities with a weighted average stated interest rate of approximately 4.3 percent. The fair market value of these available-for-sale debt securities as of March 31, 2006 was approximately $48.4 million.

In June 2004, we entered into a synthetic operating lease and related agreements with Wachovia Development Corporation and its affiliates (Wachovia) to fund the construction of a laboratory facility in Silver Spring, Maryland. Under these agreements, we will pay rents to Wachovia generally based on applying the 30-day LIBOR rate plus approximately 55 basis points to the amount funded by Wachovia towards the construction of the laboratory. The total amount of construction is estimated to be approximately $32.0 million. At March 31, 2006, the total amount incurred related to the construction was approximately $24.1 million. Rents will be paid monthly from the time that the laboratory construction is completed until the termination of the lease in May 2011. These rents, therefore, are subject to the risk that the LIBOR rate will increase or decrease during the period until termination in May 2011. At March 31, 2006, the 30-day LIBOR rate was approximately 4.83 percent. For every movement of 100 basis points (1 percent) in the 30-day LIBOR rate, the rents under this lease could increase or decrease by approximately $320,000 on an annualized basis.

Item 4.                        Controls and Procedures

Based on their evaluation, as of March 31, 2006, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

Part II.   OTHER INFORMATION

ITEM 1A.        RISK FACTORS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995 which are based on our beliefs and expectations as to future outcomes. These statements include, among others, statements relating to the following:

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

•       The outcome of potential future regulatory actions from the FDA and other international regulatory agencies and any actions that may or may not be taken by the FDA and other international regulatory agencies as a result of any such regulatory actions;

•       The rate of physician and patient acceptance of our products as safe and effective;

•       The development and sale of products covered by licenses and assignments;

•       The adequacy of our intellectual property protections and their expiration dates;

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

•       The expected impact of the discontinuance of the HeartBar line of products in January 2006;

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

•       The timing, completion and outcome of pricing approvals in European Union countries that approve subcutaneous and intravenous Remodulin;

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

•       Any statements preceded by, followed by or that include the words “believes,” “expects,” “predicts,” “anticipates,” “intends,” “estimates,” “should,” “may” or similar expressions; and

•       Other statements contained or incorporated by reference in this Quarterly Report on Form 10-Q that are not historical facts.

The statements identified as forward-looking statements may exist in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” or elsewhere in this Quarterly Report on Form 10-Q. These statements are subject to risks and uncertainties and our actual results may differ materially from anticipated results. Factors that may cause such a difference include, but are not limited to, those discussed below. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise.

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

Although we were profitable for every quarter ended after March 31, 2004, we lost money from the date of our inception in 1996 through March 31, 2004. At March 31, 2006, our accumulated deficit was approximately $113.0 million.

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

•       Status and impact of other approved competitive products such as Ventavis®, Revatio®, Tracleer and Flolan and investigational competitive products such as ambrisentan, Thelin™, Cialis®, Gleevec® and other potential investigational competitive products;

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

•       The timing of Medtronic’s discontinuance of the 407C infusion pumps and the ability of our distributors to transition to the use of other infusion pumps currently available on the market;

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

For the treatment of PAH, we compete with many approved products in the United States and worldwide, including the following:

•       Flolan was the first product approved by the FDA for treating PAH and has been marketed by GlaxoSmithKline PLC since 1996 and, beginning in the second quarter of 2006, by Myogen, Inc. Generic formulations of Flolan could be available for commercial sale as early as 2007. Flolan is delivered by intravenous infusion and considered to be an effective treatment by most PAH experts;

•       Ventavis was approved in December 2004 in the United States and in September 2003 in Europe. Ventavis is the only prostacyclin that has been approved for inhalation, whereas Remodulin is only currently approved to be delivered through intravenous or subcutaneous infusion. Ventavis is marketed by CoTherix, Inc. in the United States and Schering AG in Europe;

•       Tracleer, the first oral drug to be approved for PAH, is also the first drug in its class, known as endothelin receptor antagonists. Tracleer was approved in December 2001 in the United States and May 2002 in Europe. Tracleer is marketed by Actelion, Ltd. worldwide. As an oral therapy, Tracleer is a very convenient therapy; and

•       Revatio was approved in June 2005 in the United States. Revatio is also an oral therapy and is marketed by Pfizer. Revatio is a different formulation of the very successful drug Viagra® and is the first drug in its class, known as PDE-5 inhibitors, to be approved for PAH.

Doctors may reduce the dose of Remodulin given to their patients if they prescribe our competitors’ products in combination with Remodulin. In addition, certain of our competitors’ products are less invasive than Remodulin and the use of these products may delay initiation of Remodulin therapy.

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

Remodulin and our other treprostinil-based products may have to compete with investigational products currently being developed by other companies, including:

•       Sitaxentan (Thelin) is being developed by Encysive Pharmaceuticals, Inc. worldwide for the treatment of PAH. Encysive has completed testing of Thelin, an oral tablet, and, based on favorable results, has filed for approval with the Food and Drug Administration in the United States. This application is currently being reviewed. In March 2006, Encysive announced that the FDA completed its initial review of the application for approval and determined that Thelin was approvable. If approved, Thelin would become the second drug available in the class known as endothelin receptor antagonists;

•  Ambrisentan™ is being developed by Myogen, Inc. for the treatment of PAH. Ambrisentan, an oral tablet, has completed pivotal clinical testing and is also an endothelin receptor antagonist;

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

•       PulmoLAR™ is being developed by PR Pharmaceuticals, Inc. It is a once-a-month injectible which contains a metabolite of estradiol and has been shown in animal and cell models to address the key pathological processes associated with PAH; and

•       Aviptadil™, an inhaled formulation of vasoactive intestinal protein, is being developed by mondoBIOTECH Holding SA, for the treatment of PAH.

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

Our commercial success depends heavily on third-party payers, such as Medicare, Medicaid and private insurance companies, agreeing to reimburse patients for the costs of our pharmaceutical products. These third-party payers frequently challenge the pricing of new and expensive drugs, and it may be difficult for pharmacies selling Remodulin to convince these payers to reimburse patients for the cost of Remodulin. Remodulin and the associated infusion pump and supplies are very expensive. We believe our investigational products, if approved, will also be very expensive. Presently, most third-party payers, including Medicare and Medicaid, reimburse patients for the cost of Remodulin therapy. In the past, Medicare has not reimbursed the full cost of the therapy for some patients. Beginning on January 1, 2007, the Medicare Modernization Act requires that we and the Centers for Medicare and Medicaid Services negotiate a new price for Remodulin. Third-party payers may not approve our new products for reimbursement or may not continue to approve Remodulin for reimbursement, or may seek to reduce the amount of reimbursement for Remodulin based on changes in pricing of other therapies for PAH, including possible generic formulations of other approved therapies, such as Flolan, which may be sold in generic form beginning in May 2007. If third-party payers do not approve a product of ours for reimbursement or limit the amount of reimbursement, sales will suffer, as patients will opt for a competing product that is approved for reimbursement.

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

Medtronic MiniMed is our exclusive partner for the subcutaneous delivery of Remodulin using the MiniMed microinfusion device for PAH. We rely on Medtronic MiniMed’s experience, expertise and performance. Any disruption in the supply to PAH patients of MiniMed’s microinfusion device could delay or prevent patients from initiating or continuing Remodulin therapy, which could adversely affect our revenues, although we have identified other available microinfusion devices which we believe  are comparable to the MiniMed microinfusion devices. Medtronic has advised us that it intends to discontinue making infusion pumps for subcutaneous delivery of Remodulin after first giving our distributors and us the opportunity to purchase desired quantities. Similarly, we rely on Accredo Therapeutics, Inc. (a wholly owned subsidiary of Medco Health Solutions, Inc.), CuraScript (a wholly owned subsidiary of Express Scripts, Inc. and formerly Priority Healthcare Corporation) and Caremark, Inc. to market, distribute, and sell Remodulin in the United States. Accredo, CuraScript and Caremark are also responsible for convincing third-party payers to reimburse patients for the cost of Remodulin, which is very expensive. If our partners and contractors do not achieve acceptable profit margins, they may not continue to distribute our products. If our partners in the United States and internationally are unsuccessful in their efforts, our revenues will suffer.

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

The process of obtaining and maintaining regulatory approvals for new drugs is lengthy, expensive and uncertain. The manufacture, distribution, advertising and marketing of these products are subject to extensive regulation. Any new product approvals we receive in the future could include significant restrictions on the use or marketing of the product. Product approvals, if granted, can be withdrawn for failure to comply with regulatory requirements, including those relating to misleading advertising or upon the occurrence of adverse events following commercial introduction of the products. We received one warning letter from the FDA related to advertising in 2005 which was resolved satisfactorily.

We rely heavily on sales of Remodulin. During the three months ended March 31, 2006, our Remodulin sales accounted for 94 percent of our total revenues. If approvals are withdrawn for a Remodulin or any other product, we cannot sell that product and our revenues will suffer. In addition, if product approvals are withdrawn, governmental authorities could seize our products or force us to recall our products.

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

We have limited experience with production and  manufacturing and depend on third parties, who may not perform, to synthesize and manufacture many of our products.

Prior to our 1999 acquisition of SynQuest, Inc., a company that manufactured treprostinil, the bulk active ingredient in Remodulin, we had no experience with manufacturing. Presently, commercial treprostinil is being manufactured only by us with reliance on third parties for certain raw and advanced intermediate materials. We are currently planning on producing the antibody for our biological drug, OvaRex, internally for the first time in 2006. Biological drugs are generally the most complex drugs to manufacture and we have never done it before.

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

•       A long lead time is needed to manufacture treprostinil and Remodulin, and the manufacturing process is complex;

•       We and the manufacturers of our products are subject to the FDA’s and international  drug regulatory authorities’ good manufacturing practices regulations and similar international standards, and although we control compliance issues with respect to synthesis and manufacturing conducted internally, we do not have control over compliance with these regulations by our third-party manufacturers;

•       Even if we and the manufacturers of our products comply with the FDA’s and international drug regulatory authorities’ good manufacturing practices regulations and similar international standards, the sterility and quality of the products being manufactured may be deficient. If this occurred, such products would not be available for sale or use;

•       If we have to change to another manufacturing contractor or abandon our own manufacturing operations, the FDA and international drug regulators would require new testing and compliance inspections, and the new manufacturer would have to be educated in the processes necessary for the production of the affected product;

•       We may not be able to develop or commercialize our products, other than Remodulin, as planned or at all and will have to rely solely on internal manufacturing capacity;

•       We intend to transfer all of our drug laboratory operations to the Silver Spring, Maryland facility currently being built, and such transfer could result in manufacturing inefficiencies or delays because the building, equipment and many of the employees being deployed there will be new to the process of making our products. Additionally, the FDA and international drug regulators will require new testing and compliance inspections and this could result in delays;

•       The supply of raw and advanced materials and components used in the manufacture of treprostinil, Remodulin and other products may be interrupted, which could delay the manufacture and subsequent sale of such products. Any proposed substitute materials and components are subject to approval by the FDA and international drug regulators before any manufactured product can be sold. The timing of such FDA and international drug regulatory approval is difficult to predict and approvals may not be timely obtained;

•       Without substantial experience in operating our new production facility, we may not be able to successfully produce treprostinil without a third-party manufacturer; and

•       We may not have intellectual property rights, or may have to share intellectual property rights, to many of the improvements in the manufacturing processes or new manufacturing processes for our new products.

Any of these factors could delay clinical studies or commercialization of our products, entail higher costs and, result in our inability to effectively sell our products.

If our products fail in clinical studies, we will not be able to obtain or maintain FDA and international approvals and will not be able to sell those products.

In order to sell our pharmaceutical products, we must receive regulatory approvals. To obtain those approvals, we must conduct clinical studies demonstrating that the drug product, including its delivery mechanism, is safe and effective. If we cannot obtain approval from the FDA and international drug regulators for a product, that product cannot be sold, and our revenues will suffer.

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

In addition, the FDA and international regulatory authorities have substantial discretion in the approval process. The FDA and international regulatory authorities may not agree that we have demonstrated that our products are safe and effective.

Our corporate compliance program cannot guarantee that we are in compliance with all potentially applicable federal, state and international regulations.

The development, manufacture, distribution, pricing, sales, marketing, and reimbursement of our products, together with our general operations, are subject to extensive federal, state and international regulation. While we have developed and instituted corporate compliance programs, we cannot assure that we or our employees are or will be in compliance with all potentially applicable federal, state and international regulations. If we fail to comply with any of these regulations, a range of actions could result, including, but not limited to, the termination of clinical trials, the failure to approve a product candidate, restrictions on our products or manufacturing processes, including withdrawal of our products from the market, significant fines, exclusion from government healthcare programs, or other sanctions or litigation.

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

•       In the event that GlaxoSmithKline (formerly Glaxo Wellcome) terminates its assignment agreement or Pfizer (formerly Pharmacia) terminates its license agreement, we will have no further rights to utilize the assigned patents or trade secrets to develop and commercialize Remodulin. For the three months ended March 31, 2006, sales of Remodulin accounted for approximately 94 percent of our total revenues. GlaxoSmithKline or Pfizer could seek to terminate the assignment or license, respectively, in the event that we fail to pay royalties based on sales of Remodulin; and

•       If licensors fail to maintain the intellectual property licensed or assigned to us as required by most of our license and assignment agreements, we may lose our rights to develop and market some or all of our products and may be forced to incur substantial additional costs to maintain the intellectual property ourselves or force the licensor or assignor to do so.

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

In addition, provisions in our license and assignment agreements impose other restrictions on our freedom to develop and market our products. For example, in assigning Remodulin to us, GlaxoSmithKline retained an exclusive option and right of first refusal to negotiate a license agreement with us if we ever decide to license any aspect of the commercialization of Remodulin anywhere in the world. Similarly, in connection with its licenses of beraprost to us, Toray Industries, Inc. obtained a right of first refusal from us to develop and sell in Japan up to two compounds that we develop. We also agreed to provisions giving Toray the conditional right to approve our North American distributor, establishing a conditional restricted non-competition clause, and requiring minimum annual sales in order to maintain our exclusive rights to beraprost. The restrictions that we have accepted in our license and assignment agreements restrict our freedom to develop and market our products in the future.

If our patent and other intellectual property protection is inadequate, our sales and profits could suffer or competitors could force our products completely out of the market.

Our United States patent for the method of treating pulmonary hypertension with Remodulin is currently set to expire in October 2014. The patent for OvaRex and its method of use are the subject of a combination of issued patents and pending applications in the United States and around the world. The issued patents for OvaRex have expiration dates ranging from 2016 to 2022. We believe that some of the patents to which we have rights may be eligible for extensions of up to five years based upon patent term restoration procedures in Europe and in the United States under the Waxman-Hatch Act. Competitors may develop products based on the same active ingredients as our products, including Remodulin, and market those products after the patents expire, or may design around our existing patents. If this happens, our sales would suffer and our profits could be severely impacted.

Patents may be issued to others that prevent the manufacture or sale of our products. We may have to license those patents and pay significant fees or royalties to the owners of the patents in order to keep marketing our products. This would cause profits to suffer.

We have been granted patents in the United States for the synthesis of Remodulin, but patent applications that have been or may be filed by us may not result in the issuance of additional patents. The scope of any patent issued may not be sufficient to protect our technology. The laws of international jurisdictions in which we intend to sell our products may not protect our rights to the same extent as the laws of the United States.

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

We are dependent on our current management, particularly our founder and Chief Executive Officer, Martine Rothblatt, Ph.D., our President and Chief Operating Officer, Roger Jeffs, Ph.D., our Executive Vice President for Business Development and Chief Financial Officer, Fred Hadeed, our Executive Vice President for Strategic Planning, General Counsel and Corporate Secretary, Paul Mahon, our Executive Vice President and Chief Operating Officer for Production, David Walsh, Ph.D., our Senior Vice President for Pharmaceutical Development, David Zaccardelli, Pharm.D., and our Senior Vice President for Biologics Production, Development and Supply, James Levin, DVM. While these individuals are employed by us pursuant to multi-year employment agreements, employment agreements do not ensure the continued retention of employees. We do not maintain key person life insurance on these officers. Our success will depend in part on retaining the services of our existing management and key personnel and attracting and retaining new highly qualified personnel. Expertise in the field of cardiovascular medicine, infectious disease and oncology is not generally available in the market, and competition for qualified management and personnel is intense.

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

Our research and development and manufacturing activities involve the controlled use of chemicals and hazardous materials and we are expanding these activities to additional new locations. As a consequence, we are subject to numerous federal, state, and local environmental and safety laws and regulations, including those governing the management, storage and disposal of hazardous materials. We may be required to incur significant costs to comply with current or future environmental laws and regulations, and substantial fines and penalties for failure to comply with these laws and regulations. While we believe that we are currently in substantial compliance with laws and regulations governing these materials, the risk of accidental contamination or injury from these materials cannot be eliminated. In the event of such an accident, we could be liable for civil damages that result or for the cleanup of any release of hazardous materials, the cost of which could be substantial. Any such liability could exceed our resources and could have a material adverse effect on our business, financial condition and results of operations.

Our stock price could be volatile and could decline.

The market prices for securities of drug and biotechnology companies are highly volatile, and there are significant price and volume fluctuations in the market that may be unrelated to particular companies’ operating performances. The table below sets forth the high and low closing prices for our common stock for the periods indicated:

	High	Low
January 1, 2004 – December 31, 2004	$46.73	$20.51
January 1, 2005 – December 31, 2005	$77.82	$41.37
January 1, 2006 – March 31, 2006	$71.33	$61.57

Our stock price could decline suddenly due to the following factors, among others:

•       Quarterly and annual financial and operating results;

•       Failure to meet estimates or expectations of securities analysts or our projections;

•       The pace of enrollment in and the results of clinical trials;

•       Public concern as to the safety of products developed by us or by others;

•       Changes in or new legislation and regulations affecting reimbursement of Remodulin by Medicare or Medicaid and changes in reimbursement policies of private health insurance companies;

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

•       Unexpected adverse medical events occurring in patients on Remodulin;

•       Timing and outcome of additional regulatory approvals; and

•       General market conditions.

Future sales of shares of our common stock may depress our stock price.

If we issue common stock to raise capital, or our stockholders transfer their ownership of our common stock or sell a substantial number of shares of common stock in the public market, or investors become concerned that substantial sales might occur, the market price of our common stock could decrease. Each of our four executive officers has announced their adoption of 10b5-1 prearranged trading plans. In accordance with these plans, generally twice each month these executives sell a specified number of our common stock either owned by them or acquired through the exercise of stock options. However, these executives and our directors may choose to sell additional shares outside of 10b5-1 trading plans and one executive and five directors have done so. In addition, Toray Industries, Inc. has an option to acquire 500,000 shares of our common stock and piggyback registration rights with respect to such shares that arise if and when this option becomes exercisable. A decrease in our common stock price could make it difficult for us to raise capital by selling stock or to pay for acquisitions using stock. To the extent outstanding options are exercised or additional shares of capital stock are issued, existing stockholders may incur additional dilution.

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

Our directors and named executive officers beneficially owned approximately 9.7 percent of our outstanding common stock as of March 31, 2006, including stock options that could be exercised by those directors and executive officers within 60 days of that date. Accordingly, these stockholders as a group might be able to influence the outcome of matters requiring approval by our stockholders, including the election of our directors. Such stockholder influence could delay or prevent a change of control with respect to us.

If stockholders do not receive dividends, stockholders must rely on stock appreciation for any return on their investment in us.

We have never declared or paid cash dividends on any of our capital stock. We currently intend to retain our earnings for future growth and therefore do not anticipate paying cash dividends in the future.

Item 6.                        Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-76409)
3.2	Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-76409)
10.1	United Therapeutics Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed on May 4, 2006
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED THERAPEUTICS CORPORATION
Date: May 5, 2006	/s/ MARTINE A. ROTHBLATT
	By:	Martine A. Rothblatt
	Title:	Chairman and Chief Executive Officer
/s/ FRED T. HADEED
	By:	Fred T. Hadeed
	Title:	Executive Vice President for Business Development and Chief Financial Officer