Form 10-Q
period 2006-06-30
UNITED THERAPEUTICS CORP
filed 2006-08-04
CIK 1082554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2006
OR
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

The number of shares outstanding of the issuer’s common stock, par value $.01 per share, as of July 31, 2006 was 22,937,972.

PART I.   FINANCIAL INFORMATION

Item 1.                        Consolidated Financial Statements

UNITED THERAPEUTICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$71,322	$69,180
Marketable investments	95,034	56,304
Accounts receivable, net of allowance of none for 2006 and $15 for 2005	17,945	13,873
Other receivable	3,546	4,201
Interest receivable	886	733
Due from affiliate	187	179
Inventories, net	11,017	11,263
Deferred tax assets	2,060	4,611
Prepaid expenses and other current assets	5,266	6,413
Total current assets	207,263	166,757
Marketable investments	21,642	44,863
Marketable investments and cash—restricted	38,326	20,666
Goodwill, net	7,465	7,465
Other intangible assets, net	3,302	5,487
Property, plant, and equipment, net	29,638	21,802
Investments in affiliates	6,231	8,259
Notes receivable from affiliate and employee	27	26
Deferred tax assets	10,534	15,100
Other assets	1,005	988
Total assets	$325,433	$291,413
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,359	$3,974
Accounts payable to affiliates and related parties	41	6
Accrued expenses	16,189	10,394
Due to affiliates and related parties	40	134
Current portion of notes and leases payable	9	15
Other current liability	3,216	—
Total current liabilities	23,854	14,523
Notes and leases payable, excluding current portion	5	8
Other liabilities	2,055	1,780
Total liabilities	25,914	16,311
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01, 10,000,000 shares authorized, no shares issued	—	—
Series A junior participating preferred stock, par value $.01, 100,000 authorized, no shares issued	—	—
Common stock, par value $.01, 100,000,000 shares authorized, 24,175,847 and 23,845,004 shares issued at June 30, 2006 and December 31, 2005, respectively, and 23,649,247 and 23,318,404 outstanding at June 30, 2006 and December 31, 2005, respectively	242	239
Additional paid-in capital	408,605	393,469
Accumulated other comprehensive income	2,891	3,593
Treasury stock at cost, 526,600 shares	(6,874)	(6,874)
Accumulated deficit	(105,345)	(115,325)
Total stockholders’ equity	299,519	275,102
Total liabilities and stockholders’ equity	$325,433	$291,413

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Revenues:
Net product sales	$38,750	$28,713	$70,370	$50,580
Service sales	1,495	1,279	3,039	2,487
License fees	—	65	—	197
Total revenues	40,245	30,057	73,409	53,264
Operating expenses:
Research and development, including stock option expense totaling $2.2 million and $150,000 for the three-month periods in 2006 and 2005, and $4.5 million and $332,000 for the six-month periods in 2006 and 2005	12,614	8,694	27,314	17,166
Selling, general and administrative, including stock option expense totaling $2.0 million and none for the three-month periods in 2006 and 2005, and $4.2 million and none for the six-month periods in 2006 and 2005	11,871	7,025	21,950	12,365
Write down of HeartBar® tradename	—	—	2,024	—
Cost of product sales	3,745	2,653	7,091	4,673
Cost of service sales, including stock option expense totaling $29,000 and none for the three-month periods in 2006 and 2005, and $57,000 and none for the six-month periods in 2006 and 2005	499	522	1,030	1,057
Total operating expenses	28,729	18,894	59,409	35,261
Income from operations	11,516	11,163	14,000	18,003
Other income (expense):
Interest income	2,485	1,201	4,383	2,182
Interest expense	(1)	(1)	(1)	(1)
Equity loss in affiliate	(171)	(195)	(378)	(375)
Other, net	5	13	15	34
Total other income, net	2,318	1,018	4,019	1,840
Income before income tax	13,834	12,181	18,019	19,843
Income tax expense	(6,161)	—	(8,039)	—
Net income	$7,673	$12,181	$9,980	$19,843
Net income per common share:
Basic	$0.33	$0.54	$0.42	$0.88
Diluted	$0.30	$0.49	$0.39	$0.80
Weighted average number of common shares outstanding:
Basic	23,591	22,694	23,483	22,593
Diluted	25,344	24,997	25,577	24,849

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2006	2005
	(Unaudited)
Cash flows from operating activities:
Net income	$9,980	$19,843
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,220	1,260
Provision for bad debt	(66)	39
Deferred tax expense	7,423	—
Provision for inventory obsolescence	352	(55)
Loss on disposals of equipment	57	5
Stock-based compensation expense	8,737	332
Write down of intangible asset	2,024	—
Amortization of discount or premium on investments	(181)	(56)
Unrealized foreign currency translation gain	206	—
Equity loss in affiliate	378	375
Changes in operating assets and liabilities:
Accounts receivable	(3,778)	(1,744)
Interest receivable	(153)	(119)
Inventories	151	(1,743)
Prepaid expenses	1,118	650
Other assets	444	96
Accounts payable	434	(2,281)
Accrued expenses	5,590	3,319
Due to (from) affiliates	(67)	507
Other liabilities	3,491	(22)
Net cash provided by operating activities	37,360	20,406
Cash flows from investing activities:
Purchases of property, plant and equipment	(8,960)	(3,650)
Purchases of held-to-maturity investments	(20,850)	(11,138)
Purchases of available-for-sale investments	(20,600)	(37,700)
Maturities of held-to-maturity investments	1,000	—
Sales of available-for-sale investments	8,200	200
Net cash used in investing activities	(41,210)	(52,288)
Cash flows from financing activities:
Proceeds from the exercise of stock options	5,804	5,839
Excess tax benefits from stock-based compensation	197	—
Principal payments on notes payable and capital lease obligations	(9)	(10)
Net cash provided by financing activities	5,992	5,829
Net increase (decrease) in cash and cash equivalents	2,142	(26,053)
Cash and cash equivalents, beginning of period	69,180	82,586
Cash and cash equivalents, end of period	$71,322	$56,533
Supplemental schedule of cash flow information:
Cash paid for interest	$1	$1
Cash paid for income taxes	$138	$61

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
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

In the opinion of United Therapeutics’ management, any adjustments contained in the accompanying unaudited consolidated financial statements are of a normal recurring nature, necessary to present fairly the financial position as of June 30, 2006, results of operations for the three and six-month periods ended June 30, 2006 and 2005 and cash flows for the six-month periods ended June 30, 2006 and 2005. Interim results are not necessarily indicative of results for an entire year.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income (Numerator)	$7,673	$12,181	$9,980	$19,843
Shares (Denominator):
Weighted average outstanding shares for basic EPS	23,591	22,694	23,483	22,593
Dilutive effect of stock options	1,753	2,303	2,094	2,256
Adjusted weighted average shares for diluted EPS	25,344	24,997	25,577	24,849
Earnings per share
Basic	$0.33	$0.54	$0.42	$0.88
Diluted	$0.30	$0.49	$0.39	$0.80

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

United Therapeutics utilizes the Black-Scholes-Merton valuation model for estimating the fair value of its stock options granted. Option valuation models, including Black-Scholes-Merton, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant date fair value of an award. These assumptions include the risk free rate of interest, expected dividend yield, expected volatility, expected forfeiture rate and the expected life of the award.

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

Expected Term of Options—This is the period of time that the options granted are expected to remain outstanding. United Therapeutics adopted SAB 107’s simplified method for estimating the expected term of share-based awards granted during the six months ended June 30, 2006.

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

Following are the weighted-average assumptions used in valuing the stock options granted to employees during the three and six-month periods ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Expected volatility	42.67 percent	42.49 percent	43.49 percent	44.39 percent
Risk-free interest rate	5.1 percent	3.8 percent	5.0 percent	3.2 percent
Expected term of options	5.8 years	3.2 years	5.8 years	2.0 years
Expected dividend yield	0.0 percent	0.0 percent	0.0 percent	0.0 percent
Forfeiture rate	11.7 percent	0.0 percent	11.7 percent	0.0 percent

A summary of the status of United Therapeutics’ employee stock options as of June 30, 2006 and changes during the six months then ended is presented below:

All Employee Options	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($ in 000s)
Outstanding at January 1, 2006	5,398,859	$38.16
Granted	257,800	55.75
Exercised	(315,715)	17.84
Forfeited	(48,515)	56.26
Outstanding at June 30, 2006	5,292,429	$40.08	7.0	$106,861
Expected to vest at June 30, 2006	1,435,644	$55.16	9.1	$11,336
Exercisable at June 30, 2006	3,666,558	$33.39	6.1	$94,023

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2006 and 2005 was $27.31 per share and $12.06 per share, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $13.8 million and $10.6 million, respectively.

As of June 30, 2006, there was approximately $33.2 million of total unrecognized compensation cost related to nonvested employee stock options. That cost is expected to be recognized over a weighted-average period of 2.0 years. The total fair value of shares vested during the six months ended June 30, 2006 and 2005 was $7.2 million and $11.3 million, respectively.

Approximately $5.8 million in cash was received from option exercises under all share-based payment arrangements for each of the six months ended June 30, 2006 and 2005. Due to the availability of net operating loss carryforwards and research tax credits, the tax benefit attributable to deductions for option exercises were not recognized in the six months ended June 30, 2006.

Total employee share-based compensation expense recognized for the three and six-month periods ended June 30, 2006 are as follows (in thousands, except per share data):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Cost of service sales	$29	$57
Research and development	1,430	3,054
Selling, general and administrative	2,045	4,186
Share-based compensation expense before taxes	3,504	7,297
Related income tax benefits	(1,554)	(3,236)
Share-based compensation expense, net of taxes	$1,950	$4,061

Equity-based compensation cost capitalized as part of inventory during the three and six months ended June 30, 2006 was approximately $133,000 and $291,000, respectively. United Therapeutics recorded approximately $109,000 in share-based compensation expense during the three months ended June 30, 2006 related to the grant of options to purchase 213,300 shares of common stock to employees. In addition, approximately $485,000 in share-based compensation expense was recorded during the six months ended June 30, 2006 related to the grant of options to purchase 257,800 shares of common stock to employees.

The following table (in thousands, except per share amounts) illustrates the effect on net income and net income per share if United Therapeutics had applied the fair value recognition provisions of SFAS 123(R) to equity-based compensation for the three and six-month periods ended June 30, 2005. Information for the three and six-month periods ended June 30, 2006 is presented for comparative purposes only and is consistent with the presented statement of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income as reported	$7,673	$12,181	$9,980	$19,843
Less—total employee equity-based compensation expense determined under fair value-based methods for all awards	—	(3,279)	—	(6,558)
Pro forma net income	$7,673	$8,902	$9,980	$13,285
Basic net income per common share
As reported	$0.33	$0.54	$0.42	$0.88
Pro forma		$0.39		$0.59
Diluted net income per common share
As reported	$0.30	$0.49	$0.39	$0.80
Pro forma		$0.36		$0.53

For the six months ended June 30, 2006 and 2005, options to purchase 330,843 and 362,322 shares, respectively, were exercised.

As of June 30, 2006 there were 8,682,243 options available for grant under the plan.

4. INVENTORIES

United Therapeutics manufactures certain compounds, such as treprostinil, and purchases medical supplies, such as external pumps, for use in its product sales and ongoing clinical trials. United Therapeutics subcontracts the manufacture of cardiac monitoring equipment. United Therapeutics contracts with a third-party manufacturer to make arginine products. These inventories are accounted for under the first-in, first-out method and are carried at the lower of cost or market. Inventories consisted of the following, net of reserves of approximately $728,000 and $570,000 at June 30, 2006 and December 31, 2005, respectively (in thousands):

	June 30, 2006	December 31, 2005
Remodulin:
Raw materials	$193	$814
Work-in-progress	6,547	7,582
Finished goods	3,324	2,052
Remodulin delivery pumps and other medical supplies	725	673
Cardiac monitoring equipment components	152	59
Arginine products	76	83
Total inventories	$11,017	$11,263

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets were comprised as follows (in thousands):

	As of June 30, 2006			As of December 31, 2005
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill	$9,072	$(1,607)	$7,465	$9,072	$(1,607)	$7,465
Intangible assets:
Noncompete agreements	$273	$(273)	$—	$273	$(273)	$—
Trademarks	—	—	—	2,802	(1,230)	1,572
Technology and patents	6,164	(2,862)	3,302	6,164	(2,249)	3,915
Total intangible assets	$6,437	$(3,135)	$3,302	$9,239	$(3,752)	$5,487

The HeartBar product was discontinued in January 2006 and is no longer sold. As a result, a write down of intangible assets related to the HeartBar product tradename totaling approximately $2.0 million was recorded in January 2006. The decision to discontinue HeartBar did not impact other aspects of United Therapeutics’ arginine business, which include sales of non-HeartBar arginine products and license royalties from third parties selling arginine-based products.

Total amortization expense for the three-month periods ended June 30, 2006 and 2005 was approximately   $81,000 and $120,000, respectively.  The total amortization expense for the six-month periods ended June 30, 2006 and 2005 was approximately $162,000 and $240,000, respectively.  The aggregate amortization expense related to these intangible assets for each of the five succeeding years is estimated as follows (in thousands):

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

Segment information as of and for the three and six-month periods ended June 30, 2006 and 2005 was as follows (in thousands):

	Three Months Ended June 30,
	2006			2005
	Pharmaceutical	Telemedicine	Consolidated Totals	Pharmaceutical	Telemedicine	Consolidated Totals
Revenues from external customers	$38,682	$1,563	$40,245	$28,672	$1,385	$30,057
Income (loss) before income tax	14,001	(167)	13,834	12,606	(425)	12,181
Interest income	2,480	5	2,485	1,198	3	1,201
Interest expense	(1)	—	(1)	—	(1)	(1)
Depreciation and amortization	(539)	(113)	(652)	(420)	(208)	(628)
Equity loss in affiliate	(171)	—	(171)	(195)	—	(195)
Total investment in equity method investees	1,681	—	1,681	2,438	—	2,438
Expenditures for long-lived assets	(7,802)	(48)	(7,850)	(3,097)	(89)	(3,186)
Goodwill, net	1,287	6,178	7,465	1,287	6,178	7,465
Total assets	313,695	11,738	325,433	224,664	9,560	234,224

	Six Months Ended June 30,
	2006			2005
	Pharmaceutical	Telemedicine	Consolidated Totals	Pharmaceutical	Telemedicine	Consolidated Totals
Revenues from external customers	$70,097	$3,312	$73,409	$50,499	$2,765	$53,264
Income (loss) before income tax	18,344	(325)	18,019	20,496	(653)	19,843
Interest income	4,374	9	4,383	2,176	6	2,182
Interest expense	(1)	—	(1)	—	(1)	(1)
Depreciation and amortization	(985)	(235)	(1,220)	(832)	(428)	(1,260)
Equity loss in affiliate	(378)	—	(378)	(375)	—	(375)
Total investment in equity method investees	1,681	—	1,681	2,438	—	2,438
Expenditures for long-lived assets	(8,650)	(310)	(8,960)	(3,403)	(247)	(3,650)
Goodwill, net	1,287	6,178	7,465	1,287	6,178	7,465
Total assets	313,695	11,738	325,433	224,664	9,560	234,224

The segment information shown above equals the consolidated totals when combined. These consolidated totals equal the amounts reported in the consolidated financial statements without further reconciliation for those categories which are reported in the consolidated financial statements. There are no inter-segment transactions.

For the three-month periods ended June 30, 2006 and 2005 approximately 89 percent and 91 percent, respectively, of United Therapeutics revenues were earned from customers located in the United States. For the six-month periods ended June 30, 2006 and 2005 approximately 89 percent and 90 percent, respectively, of United Therapeutics revenues were earned from customers located in the United States.

7. COMPREHENSIVE INCOME

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income and its components. SFAS No. 130 requires, among other things, that unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments be included in other comprehensive income (loss). The following statement presents comprehensive income for the three and six-month periods ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$7,673	$12,181	$9,980	$19,843
Other comprehensive income (loss):
Foreign currency translation gain (loss) adjustment	206	(50)	210	(61)
Unrealized (loss) on available-for-sale securities	(576)	(2,165)	(914)	(790)
Comprehensive income	$7,303	$9,966	$9,276	$18,992

8. INCOME TAXES

Significant components of the provision for income taxes attributable to operations consist of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Current:
Federal	$(40)	$—	$—	$—
State	264	—	319	—
Total current	224	—	319	—
Deferred
Federal	5,538	—	7,212	—
State	399	—	508	—
Total deferred	5,937	—	7,720	—
Total provision for income taxes	$6,161	$—	$8,039	$—

No income tax expense was reported for the three and six-month periods ended June 30, 2005 due to the availability of deductions for tax purposes and net operating loss carry forwards and a full reserve on all of its deferred tax assets.

The income tax provision for the three and six-month periods ended June 30, 2006 is based on the estimated annual effective tax rate for the entire year. The estimated effective tax rate is subject to adjustment in subsequent quarterly periods as the estimates of pretax income for the year are increased or decreased. The effective tax rate for the three and six-month periods ended June 30, 2006 was approximately 44 percent. The federal program enabling companies to accumulate tax credits for qualified research expenditures expired on December 31, 2005. Legislation to retroactively reinstate the credit is pending in the U.S. Congress, but had not been enacted as of June 30, 2006. Accordingly, no benefit from the federal research credit generated during the three and six-months ended June 30, 2006 has been included in estimating the 2006 effective tax rate. If Congress retroactively reinstates the research credit the effect of the credit will be reflected in the computation of the annual effective tax rate beginning as of the first period that includes the enactment date of the legislation.

As of June 30, 2006, United Therapeutics had available approximately $83.5 million in net operating loss carryforwards and approximately $31.0 million in business tax credit carryforwards for federal income tax purposes that expire at various dates through 2024. United Therapeutics has conducted a study to determine whether any limitations under Section 382 of the Internal Revenue Code have been triggered. Results of this study indicate that multiple limitations occurred through November 2004. As a result, portions of these carryforward items that were generated prior to November 2004 will be subject to certain limitations on their use. United Therapeutics does not believe that these potential limitations will cause the net operating loss and general business credit carryforwards to expire unused.

9. LICENSE AGREEMENT

In June 2006, United Therapeutics entered into an exclusive license agreement with Supernus Pharmaceuticals, Inc. (“Supernus”) for use of certain technologies developed by Supernus in formulation of United Therapeutics’ sustained release oral treprostinil. Under the agreement, in return for the license, United Therapeutics will pay Supernus certain amounts upon the achievement of specified milestones based on the development of oral treprostinil and commercial launch of the initial product. In addition, the agreement provides that United Therapeutics pay to Supernus a royalty based on net worldwide sales on the initial product. Any such royalty will be paid for approximately twelve years commencing with product approval and is subject to adjustments as specified in the agreement. Additional milestone payments and royalty payments may be due for the development and the commercialization of other products developed using the technology granted in this license.

10. PENSION PLANS

In May 2006, the Compensation Committee approved the United Therapeutics Corporation Supplemental Executive Retirement Plan (the “SERP”). The SERP is administered by the Compensation Committee. Only a member of a “select group of management or highly compensated employees” within the meaning of ERISA section 201(2) may be eligible to participate in the SERP, and if a participant terminates employment with us for any reason prior to age 60, no benefit will be earned. United Therapeutics’ Chief Executive Officer, three other executive officers and two other officers have been designated to participate in the SERP. Each of these participants is eligible, upon retirement after the age of 60, to receive monthly payments equal to the monthly average of the total gross base salary received by the participant over his or her last 36 months of active employment (the “Final Average Compensation”), reduced by the participant’s Social Security benefit (determined as provided under the SERP), for the remainder of the participant’s life (the aggregate amount of such payments, the “Normal Retirement Benefit”), commencing on the first day of the sixth month after retirement.

Future participants will be recommended for participation in the SERP by the Chief Executive Officer and will become participants on the first day of the month coinciding with or next following the date of designation by the Compensation Committee of eligibility to participate in the SERP. Upon retirement after the age of 60, such participants will be eligible to receive a Normal Retirement Benefit, made in monthly payments equal to (1) the participant’s Final Average Compensation, reduced by the participant’s Social Security benefit (determined as provided under the SERP), multiplied by (2) a fraction (no greater than one), the numerator of which equals the participant’s years of service and the denominator of which equals 15, for the remainder of the participant’s life commencing on the first day of the sixth month of retirement. In the event of termination of employment due to disability prior to the age of 60 or death prior to retirement, a participant or the participant’s beneficiary, as applicable, will be entitled to a Disability Retirement Benefit equal to a percentage of the Normal Retirement Benefit such participant would have been eligible to receive, as determined under the SERP, commencing on the first day of the sixth month after termination of employment. The Compensation Committee expects the number of participants to remain small during the life of this program.

In the event of a transfer of control of United Therapeutics by acquisition, merger, hostile takeover or for any other reason whatsoever which also qualifies as a “change in the ownership or effective control of the corporation, or in the ownership of a substantial portion of the assets of the corporation” under Internal Revenue Code section 409A(a)(2)(A)(v) (a “Change in Control”), a participant who is actively employed on the date of the Change in Control will be entitled to a lump sum payment equal to the actuarial equivalent present value of a monthly single life annuity equal to (1) the participant’s Final Average Compensation, reduced by the participant’s estimated future Social Security benefit (determined as provided under the SERP), multiplied by (2) a fraction (no greater than one), the numerator of which equals the participant’s years of service and the denominator of which equals 15, to be paid as soon as administratively practicable following the Change in Control. In the event that a participant is entitled to a Normal Retirement Benefit or Disability Retirement Benefit at the time of a Change in Control, all such payments (or any remaining payments, with respect to any participant who is receiving payments under the SERP at the time of the Change in Control) will be made in a lump sum as soon as administratively practicable following such Change in Control (without regard to whether the participant otherwise is in pay status at the time of the Change in Control).

Participants in the SERP will be prohibited from competing with United Therapeutics or soliciting United Therapeutics’ employees for a period of twelve months following his or her termination of employment (or, if earlier, upon attainment of age 65). Violation of this covenant will result in forfeiture of all benefits under the SERP.

The SERP is entirely unfunded. No assets of United Therapeutics have been designated to secure benefits under the plan. Benefits will be funded as they are paid to participants upon or after retirement, death or disability. United Therapeutics accounts for the SERP in accordance with SFAS No. 87, Employers Accounting for Pensions, and related standards and interpretations. For the six months ended June 30, 2006, United Therapeutics recorded approximately $358,000 of expense related to the SERP, which was reported in selling, general and administrative and research and development expenses in the accompanying consolidated statements of operations. The expense is based on an expected service cost of approximately $1.4 million through December 31, 2006 using a discount rate of 6.4% on the expected future benefits. Since there are no plan assets, no interest on assets is assumed earned. In addition, since the plan was recently adopted, there are no prior period service costs or interest charges. Benefit payments are not expected to be paid over the next five years since no current participants will reach age 60 in the next five years.

11. REPURCHASE OF UNITED THERAPEUTICS COMMON STOCK

Under a series of agreements entered into between 1998 and 2000, United Therapeutics licensed from Toray Industries, Inc. (“Toray”) certain exclusive rights to develop and market immediate-release and sustainged-release formulations of beraprost, Toray’s oral prostacyclin for the treatment of certain vascular and cardiovascular indications. United Therapeutics issued 866,666 shares of its common stock to Toray under such agreements. In July 2006, United Therapeutics repurchased an aggregate of 766,666 shares of its common stock, par value $0.01 per share, from Toray for an aggregate cash purchase price of $42.2 million (or $55.08 per share) pursuant to a stock purchase agreement between United Therapeutics and Toray. The purchase price was the average of the closing prices of United Therapeutics’ common stock for the 30 consecutive trading days through July 26, 2006. Toray retains ownership of 100,000 shares of Untied Therapeutics common stock and, as discussed in United Therapeutics’ Annual Report on Form 10-K for the fiscal  year ended December 31, 2005, upon Toray’s achievement of certain clinical milestones, United Therapeutics will grant options to Toray to purchase an additional 500,000 shares of United Therapeutics’ common stock at the then-current market price.

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

In November 2004, the FDA approved intravenous infusion (through a vein or artery) of Remodulin, based on data establishing its bioequivalence with the previously approved subcutaneous administration of Remodulin, for patients who are not able to tolerate a subcutaneous infusion. In March 2006, the FDA also approved the use of Remodulin for patients requiring transition from Flolan, the only other FDA-approved intravenous prostacyclin. Remodulin is also approved for subcutaneous use in most of Europe, Canada, Israel, Australia and several countries in South America. It is also approved for intravenous use in Canada and Israel. Marketing authorization applications are currently under review in other countries.

The mutual recognition process to obtain approvals from European Union member countries for subcutaneous use of Remodulin was completed in August 2005, with positive decisions received from most European Union countries. We withdrew applications in Ireland, Spain and the United Kingdom and are engaged in regulatory discussions concerning the timing of resubmission in these three countries. Although these decisions were made in August 2005, the approving European countries may not provide formal action letters and pricing approvals required for the commercial sales of Remodulin for as long as up to one to two years, or longer. We can give no assurances as to the timing and receipt of the formal action letters and pricing approvals from European countries, or the outcome of applications in other countries. To date, we have received formal action letters and pricing approvals from France and Portugal. Formal action letters have also been received from Austria, Belgium, Czech Republic, Denmark, Estonia, Germany, Greece, Iceland, Luxembourg, Netherlands and Slovakia.

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

Effective July 1, 2006, United Therapeutics increased the selling price of Remodulin to its United States based distributors. The price was increased approximately 3.5 percent and applies to sales of Remodulin made on July 1, 2006 or later.

Future Prospects

While we have been profitable in each quarter since April 1, 2004, we incurred net losses for all quarters from inception through March 31, 2004. At June 30, 2006, we had an accumulated deficit of approximately $105.3 million. Future profitability will depend on many factors, including the price, level of sales, level of reimbursement by public and private insurance payers, the impacts of competitive products and the number of patients using Remodulin and other currently commercialized products and services, as well as the results and costs of research and development projects.

Major Research and Development Projects

Our major research and development projects are focused on the use of treprostinil to treat cardiovascular diseases, immunotherapeutic monoclonal antibodies (antibodies that activate a patient’s immune response) to treat a variety of cancers and glycobiology antiviral agents (a novel class of small molecules that may be effective as oral therapies) to treat infectious diseases, such as hepatitis, dengue and Japanese encephalitis.

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

In March 2005, we commenced a 12-week placebo-controlled trial of intravenous Remodulin in patients with PAH to further assess the clinical benefits of Remodulin. The trial was conducted in India and was designed to enroll up to 126 patients. Interim results of this trial were to be analyzed after 33, 66 and 99 patients completed the 12-week trial. In August 2005, after enrolling approximately 45 patients, we suspended enrollment of new patients, per the recommendation of the trial’s independent Data Safety Monitoring Board, which is a panel of independent experts. Preliminary results from the 45 patients were positive (p=0.008). After 12 weeks, patients who took Remodulin walked, on average, 83 meters further in a six-minute time period than patients who took a placebo.

We are in an early stage of developing oral and a later stage of developing inhaled formulations of treprostinil, which is the active pharmaceutical ingredient in Remodulin. During 2004, we completed dosage studies of oral formulations of treprostinil in healthy volunteers. We filed an Investigational New Drug Application on January 28, 2005 to perform an additional Phase I healthy volunteer study. On July 21, 2005, the European Medicines Agency announced that oral treprostinil had been granted orphan product status in the European Union. Drugs with orphan status generally receive prioritized reviews when approval applications are filed and may have longer periods of protection against competition from generic drugs than non-orphan drugs. Multi-national placebo-controlled trials of oral treprostinil in patients with pulmonary arterial hypertension commenced in mid-2006. However, such trials have been delayed as a result of difficulties encountered in the manufacture of the oral tablets.

During 2004 and 2005, independent clinical investigators in Europe and the United States performed small uncontrolled trials of inhaled formulations of treprostinil in patients with PAH. On April 14, 2004, the European Medicines Agency granted an orphan designation of inhaled tresprostinil for the treatment of pulmonary arterial hypertension and chronic thromboembolic pulmonary hypertension. In June 2005, Lung Rx, Inc., a subsidiary of United Therapeutics, commenced a 12-week placebo-controlled trial of inhaled treprostinil in at least 150 patients with PAH who are also being treated with Tracleer®. The trial is known as TRIUMPH-1, Treprostinil Inhalation Used in the Management of Pulmonary Hypertension, and is currently being conducted at approximately 22 centers in the United States and in Europe. Additional centers are expected to be added during 2006. In May 2006, the FDA agreed to permit the inclusion of patients with PAH who are also being treated with Revatio®, to expand the trial size to at least 200 patients and to permit the opportunity to assess efficacy after 150 patients have completed the trial. As of June 30, 2006, approximately 90 patients had been enrolled in this trial. As of August 1, 2006, approximately 90 patients have been enrolled in this trial.

United Therapeutics is also developing beraprost for PAH. Beraprost is an oral analog of prostacyclin. We are currently awaiting a sustained release formulation from our license partner, Toray Industries, Inc.

We incurred expenses of approximately $6.6 million and $4.6 million during the three months ended June 30, 2006 and 2005, respectively, on Remodulin development. We incurred expenses of approximately $15.5 million and $9.0 million during the six months ended June 30, 2006 and 2005, respectively, on Remodulin development. Approximately $176.4 million from inception to date has been incurred on Remodulin development.

Cancer Disease Projects

Our monoclonal antibody immunotherapies were licensed in April 2002 from AltaRex Medical Corp. OvaRex® MAb is the lead product and is currently being studied in two identical Phase III clinical trials in advanced ovarian cancer (Stage III and IV) patients. These studies, which commenced in January 2003, are being conducted at approximately 60 centers throughout the United States and together will enroll at least 354 patients. As of June 30, 2006 these trials were fully enrolled. These studies could take up to an additional year or longer to complete, depending on how long it takes for each study to reach at least 118 relapse events. We incurred expenses of approximately $2.4 million and $1.9 million during the three months ended June 30, 2006 and 2005, respectively, on OvaRex development. We incurred expenses of approximately $4.5 million and $3.7 million during the six months ended June 30, 2006 and 2005, respectively, on OvaRex development. Approximately $36.9 million from inception to date has been incurred on OvaRex development.

Infectious Disease Projects

Our infectious disease program includes glycobiology antiviral drug candidates in the preclinical and clinical stages of testing. The drugs in this program are being developed for hepatitis C, hepatitis B, dengue and Japanese encephalitis virus. We completed acute and chronic Phase I clinical dosing studies for our first candidate for the treatment of hepatitis C, UT-231B, to assess safety in healthy volunteers in early 2003. We initiated Phase II clinical studies in patients infected with hepatitis C in July 2003 and completed those studies in October 2004. In that trial, UT-231B did not demonstrate efficacy against hepatitis C in a population of patients that previously failed conventional treatments. We are now conducting preclinical testing of additional glycobiology drug candidates. We incurred expenses of approximately $180,000 and $1.4 million during the three months ended June 30, 2006 and 2005, respectively, for our infectious disease programs. We incurred expenses of approximately $370,000 and $2.6 million during the six months ended June 30, 2006 and 2005, respectively, for our infectious disease programs. Approximately $35.3 million from inception to date has been incurred for infectious disease programs.

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

Financial Position

Cash, cash equivalents and marketable investments (including all unrestricted and restricted amounts and all amounts classified as current and non-current) at June 30, 2006 were approximately $226.3 million, as compared to approximately $191.0 million at December 31, 2005. The increase of approximately $35.3 million was due primarily to cash provided by operating activities and proceeds from the exercise of stock options. Restricted marketable investments and cash pledged to secure our obligations under the synthetic operating lease discussed below under Off Balance Sheet Arrangement at June 30, 2006 totaled approximately $38.3 million, as compared with approximately $20.7 million at December 31, 2005.

Accounts receivable, net of allowances at June 30, 2006 were approximately $17.9 million, as compared to approximately $13.9 million at December 31, 2005. The increase was due primarily to increased sales of Remodulin.

Prepaid expenses at June 30, 2006 were approximately $5.3 million, as compared to approximately $6.4 million at December 31, 2005. The decrease was primarily due to the expensing of a portion of those assets used in operations during 2006.

Property, plant and equipment at June 30, 2006 were approximately $29.6 million as compared to $21.8 million at December 31, 2005. The increase was due to the purchase of land and a building adjacent to our Silver Spring, Maryland headquarters in May 2006 for approximately $1.8 million, the purchase of land in the Research Triangle Park, North Carolina in June 2006 for approximately $3.2 million, and the purchase of laboratory equipment for the new laboratory facility in Silver Spring, Maryland of approximately $2.3 million.

Other intangible assets, net, at June 30, 2006 were approximately $3.3 million, as compared to approximately $5.5 million at December 31, 2005. The decrease was due primarily to the write down of the HeartBar tradename, as that product was discontinued in January 2006.

Investments in affiliates at June 30, 2006 were approximately $6.2 million, as compared to approximately $8.3 million at December 31, 2005. The decrease was due primarily to a decrease in the fair value of our investment in ViRexx Medical Corp., based on quoted market prices.

Deferred tax assets (including amounts classified as current and non-current) at June 30, 2006 were approximately $12.6 million, as compared to approximately $19.7 million at December 31, 2005. The decrease was due to the recognition of deferred tax expense during the six month period ended June 30, 2006.

Accrued expenses at June 30, 2006 were approximately $16.2 million, as compared to approximately $10.4 million at December 31, 2005. The increase was due primarily to accrued expenses for royalty fees, Medicaid rebates and bonuses.

The other current liability at June 30, 2006 was approximately $3.2 million, as compared to none at December 31, 2005. A final draw was received in May 2006 from Wachovia Development Corporation under the synthetic operating lease agreements to fund the remaining cost of constructing the laboratory facility in Silver Spring, Maryland. This draw will be paid to the construction related companies once final invoices from them are agreed to.

Total stockholders’ equity at June 30, 2006 was approximately $299.5 million, as compared to $275.1 million at December 31, 2005. The increase in stockholders’ equity of approximately $24.4 million was due primarily to net income earned and the proceeds collected from exercises of stock options during the six months ended June 30, 2006.

Results Of Operations

Three months ended June 30, 2006 and 2005

Revenues for the three months ended June 30, 2006 were approximately $40.2 million, as compared to approximately $30.1 million for the three months ended June 30, 2005. The increase of approximately $10.1 million was due primarily to growth in sales of Remodulin to our distributors.

The following sets forth our revenues by source for the periods presented (in thousands).

	Revenues for the Three Months Ended June 30,
	2006	2005
Remodulin	$38,530	$28,456
Telemedicine services and products	1,563	1,385
Other products	152	151
License fees	—	65
Total revenues	$40,245	$30,057

For the three months ended June 30, 2006 and, 2005, approximately 89 percent and 91 percent of our revenues, respectively, were earned from three customers located in the United States.

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

A roll forward of the liability accounts associated with estimated government rebates and prompt pay discounts as well as the net amount of reductions to revenues for these items are presented as follows (in thousands):

	Three Months Ended June 30,
	2006	2005
Liability accounts, at beginning of period	$1,760	$1,980
Additions to liability attributed to sales in:
Current period	2,555	1,638
Prior period	—	—
Payments or reductions attributed to sales in:
Current period	(458)	(302)
Prior period	(1,606)	(1,491)
Liability accounts, at end of period	$2,251	$1,825
Net reductions to revenues	$2,555	$1,638

There were no product returns during the three months ended June 30, 2006 and 2005, respectively.

Research and development expenses consist primarily of salaries and related expenses, costs to acquire pharmaceutical products and product rights for development and amounts paid to contract research organizations, hospitals and laboratories for the provision of services and materials for drug development and clinical trials. Research and development expenses were approximately $12.6 million for the three months ended June 30, 2006, as compared to approximately $8.7 million for the three months ended June 30, 2005. The increase was due primarily to increased expenses for treprostinil-related programs of approximately $2.0 million, implementation of SFAS No. 123(R) effective January 1, 2006 which resulted in employee stock option expense of approximately $1.4 million and increased expenses of approximately $594,000 related to stock option expense for option grants to scientific advisory board members during 2006. See Major Research and Development Projects above, for additional information regarding our research programs.

Selling, general and administrative expenses consist primarily of salaries, travel, advertising, conferences and meetings, office expenses, insurance, professional fees, provision for doubtful accounts receivable, depreciation and amortization. Selling, general and administrative expenses were approximately $11.9 million for the three months ended June 30, 2006, as compared to approximately $7.0 million for the three months ended June 30, 2005. The increase in selling, general and administrative expenses was due primarily to approximately $2.0 million of employee stock option expense related to our adoption of SFAS No. 123(R), effective January 1, 2006, and increased expenses of approximately $1.1 million of salaries and related expenses and approximately $888,000 of professional fees.

Cost of product sales consists of the cost to manufacture or acquire products that are sold to customers. Cost of service sales consists of the salaries and related overhead necessary to provide telemedicine services to customers. Cost of product sales was approximately 10% of net product sales for the three months ended June 30, 2006, which is comparable to approximately 9% for the three months ended June 30, 2005. Cost of service sales was approximately 33% of service sales for the three months ended June 30, 2006, as compared to approximately 41% for the three months ended June 30, 2005. The improvement in the cost of service sales as a percentage of service revenues was due to the growth in telemedicine service sales during 2006 as compared to the same period in 2005 with no corresponding increase in costs.

Interest income for the three months ended June 30, 2006 was approximately $2.5 million, as compared to interest income of approximately $1.2 million for the three months ended June 30, 2005. The increase was due primarily to an increase in cash available for investing during 2006 and increased market interest rates.

Equity loss in affiliate represents our share of Northern Therapeutics, Inc.’s losses. The equity loss in affiliate was approximately $171,000 for the three months ended June 30, 2006, as compared to approximately $195,000 for the three months ended June 30, 2005. Northern Therapeutics, Inc.’s loss was due primarily to expenditures for its autologous (non-viral vector) gene therapy research for pulmonary hypertension.

An income tax expense of approximately $6.2 million was recognized for the three months ended June 30, 2006, as compared to none for the three months ended June 30, 2005. For the three months ended June 30, 2005, we did not report tax expense due to our limited history of profitability resulting in a full valuation allowance on our deferred tax assets and the availability of net operating loss deductions at that time.

Six months ended June 30, 2006 and 2005

Revenues for the six months ended June 30, 2006 were approximately $73.4 million, as compared to approximately $53.3 million for the six months ended June 30, 2005. The increase of approximately $20.1 million was due primarily to growth in sales of Remodulin to our distributors.

The following sets forth our revenues by source for the periods presented (in thousands):

	Revenues for the Six Months Ended June 30,
	2006	2005
Remodulin	$69,835	$49,921
Telemedicine services and products	3,312	2,765
Other products	262	381
License fees	—	197
Total revenues	$73,409	$53,264

For the six months ended June 30, 2006 and, 2005, approximately 89 percent and 90 percent of our revenues, respectively, were earned from three customers located in the United States.

A roll forward of the liability accounts associated with estimated government rebates and prompt pay discounts as well as the net amount of reductions to revenues for these items are presented as follows (in thousands):

	Six months Ended June 30,
	2006	2005
Liability accounts, at beginning of period	$1,590	$2,121
Additions to liability attributed to sales in:
Current period	4,589	3,005
Prior period	—	—
Payments or reductions attributed to sales in:
Current period	(2,426)	(1,683)
Prior period	(1,502)	(1,618)
Liability accounts, at end of period	$2,251	$1,825
Net reductions to revenues	$4,589	$3,005

Product returns were due to arginine products and totaled none and approximately $2,000 during the six months ended June 30, 2006 and 2005, respectively.

Research and development expenses were approximately $27.3 million for the six months ended June 30, 2006, as compared to approximately $17.2 million for the six months ended June 30, 2005. The increase was due primarily to increased expenses for treprostinil-related programs of approximately $6.6 million, implementation of SFAS No. 123(R) effective January 1, 2006 which resulted in employee stock option expense of approximately $3.1 million and increased expenses of approximately $1.1 million related to stock option expense for option grants to scientific advisory board members during 2006. See Major Research and Development Projects above, for additional information regarding our research programs.

Selling, general and administrative expenses were approximately $22.0 million for the six months ended June 30, 2006, as compared to approximately $12.4 million for the six months ended June 30, 2005. The increase in selling, general and administrative expenses was due primarily to approximately $4.2 million of employee stock option expense related to our adoption of SFAS No. 123(R), effective January 1, 2006 and increased expenses of approximately $2.2 million of salaries and related expenses, approximately $1.6 million of professional fees and approximately $851,000 in marketing expenses.

A write down of intangible assets related to the HeartBar product tradename totaling approximately $2.0 million was recorded during the six months ended June 30, 2006. This write down was required since the HeartBar product was discontinued in January 2006 and is no longer sold. The decision to discontinue HeartBar did not impact other aspects of our arginine business, which includes sales of non-HeartBar arginine products and license royalties from third parties selling arginine based products. This decision was made by us after evaluating recent clinical trial results and market potential, among other considerations.

Cost of product sales was approximately 10% of net product sales for the six months ended June 30, 2006, which is comparable to approximately 9% for the six months ended June 30, 2005. Cost of service sales was approximately 34% of service sales for the six months ended June 30, 2006, as compared to approximately 43% for the six months ended June 30, 2005. The improvement in the cost of service sales as a percentage of service revenues was due to the growth in telemedicine service sales during 2006 as compared to the same period in 2005 with no corresponding increase in costs.

Interest income for the six months ended June 30, 2006 was approximately $4.4 million, as compared to interest income of approximately $2.2 million for the six months ended June 30, 2005. The increase was due primarily to an increase in cash available for investing during 2006 and increased market interest rates.

Equity loss in affiliate represents our share of Northern Therapeutics, Inc.’s losses. The equity loss in affiliate was approximately $378,000 for the six months ended June 30, 2006, as compared to approximately $375,000 for the six months ended June 30, 2005. Northern Therapeutics, Inc.’s loss was due primarily to expenditures for its autologous (non-viral vector) gene therapy research for pulmonary hypertension.

An income tax expense of approximately $8.0 million was recognized for the six months ended June 30, 2006, as compared to none for the six months ended June 30, 2005. For the six months ended June 30, 2005, we did not report tax expense due to our limited history of profitability resulting in a full valuation allowance on our deferred tax assets and the availability of net operating loss deductions at that time.

Liquidity and Capital Resources

Until June 1999, we financed our operations principally through private placements of common stock. On June 17, 1999, we completed our initial public offering. Our net proceeds from the initial public offering and sale of the over-allotment shares, after deducting underwriting commissions and offering expenses, were approximately $56.4 million. In 2000, we issued common stock in two private placements and received aggregate net proceeds of approximately $209.0 million. Until 2002, we funded the majority of our operations from such net proceeds of equity. Since May 2002, we have funded our operations from revenues, mainly Remodulin-related, and this is expected to continue.

In February 2005, we filed a primary shelf registration statement with the SEC to enable us to offer and sell up to five million shares of our common stock from time to time in one or more offerings. The shelf registration statement was withdrawn in March 2006 and is no longer effective.

Our working capital at June 30, 2006 was approximately $183.4 million, as compared to approximately $152.2 million at December 31, 2005. The increase is primarily due to a net increase in cash and current marketable investments of approximately $40.9 million.

Restricted cash and marketable investments pledged to secure our obligations under the synthetic operating lease discussed below under Off Balance Sheet Arrangement at June 30, 2006 totaled approximately $38.3 million, as compared with approximately $20.7 million at December 31, 2005. The increase in restricted cash and marketable investments was due to additional funds placed in these accounts to provide adequate collateral under the lease.

Net cash provided by operating activities was approximately $37.4 million for the six months ended June 30, 2006 as compared to approximately $20.4 million for the six months ended June 30, 2005. The increase in cash provided by operating activities was due primarily to growth in sales and collections of Remodulin. For the six months ended June 30, 2006, we invested approximately $9.0 million in cash for property, plant and equipment (mainly for new properties), as compared to approximately $3.7 million in the six months ended June 30, 2005. For each of the six-month periods ended June 30, 2006 and 2005 we also received approximately $5.8 million in stock option exercise proceeds.

We made milestone payments totalling $20,000 pursuant to existing license agreements during each of the six months ended June 30, 2006 and 2005. We are obligated to make royalty payments on sales of Remodulin which exceed annual net sales of $25.0 million and on all arginine products. Royalties on sales of all products currently marketed range up to 10 percent of sales of those products.

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

We recognized income tax expense of approximately $6.2 million and none for the three-month periods ended June 30, 2006 and 2005 due primarily to our expectation of incurring taxable income during 2006. We also recognized income tax expense of approximately $8.0 million and none for the six-month periods ended June 30, 2006 and 2005 due primarily to our expectation of incurring taxable income during 2006.

At June 30, 2006, we had for federal income tax purposes net operating loss carryforwards of approximately $83.5 million and business tax credit carryforwards of approximately $31.0 million which expire at various dates from 2012 through 2024. Approximately, $63.5 million of the net operating loss carryforwards is attributable to exercised stock options, the benefit of which, when realized, directly increases additional paid-in-capital. Business tax credits can offset future tax liabilities and arise from qualified research expenditures. We have been and may continue to be subject to federal alternative minimum tax and state income taxes, even though we have significant net operating loss and credit carryforwards.

Section 382 of the Internal Revenue Code limits the utilization of net operating losses when ownership changes occur as defined by that section. We have reviewed our ownership change position pursuant to Section 382 and have determined that ownership changes occurred in December 1997, June 1999, and November 2004 and, as a result, the utilization of certain of our net operating loss carryforwards may be limited. However, we do not expect any significant portion of our net operating loss carry forwards or business tax credits will expire unused. A portion of the net operating loss carryforwards continues to be reserved through a valuation allowance as of June 30, 2006.

Off Balance Sheet Arrangement

In June 2004, we entered into a synthetic operating lease and related agreements with Wachovia Development Corporation and its affiliates (Wachovia) to fund the construction of a laboratory facility in Silver Spring, Maryland. Under these agreements, Wachovia funded $32.0 million towards the construction of the laboratory facility on ground owned by us. The construction phase commenced in 2004 and was completed in May 2006. Following construction, Wachovia  leased the laboratory facility to us with a term ending in May 2011. Under the 99-year ground lease, Wachovia will pay fair value rent to us for use of the land both during the construction phase and after the laboratory lease is terminated. During the term of the laboratory lease, Wachovia will pay $1 per year to us for use of the land.

Wachovia receives rents from us, generally based on applying the 30-day LIBOR rate plus approximately 55 basis points to the amount funded by Wachovia towards the construction of the laboratory. These monthly rents commenced when the laboratory construction was completed and will continue until the termination of the lease in May 2011. Upon termination of the lease, we will generally have the option of renewing the lease (subject to approval of both parties), purchasing the laboratory at a price approximately equal to the funded construction cost or selling it and repaying Wachovia the cost of its construction. We have guaranteed that if the laboratory is sold, Wachovia will receive at least 86 percent of the amount it funded towards the construction.

In addition, we pledged, as collateral, a portion of our marketable investments to secure our lease obligations. At June 30, 2006, approximately $38.3 million of marketable investments and cash were pledged as collateral and are reported as restricted marketable investments and cash in our consolidated balance sheet.

This arrangement enabled us to construct our laboratory facility without using our own working capital. There will not be any depreciation expense associated with the laboratory facility, since these improvements are owned by Wachovia. The amount of rent to be paid to Wachovia during the term of the laboratory lease will vary as it is tied to the then current 30-day LIBOR rate plus approximately 55 basis points. As this rate increases, so will the rents to be paid. Similarly, if this rate decreases, then the amount of rent to be paid to Wachovia will also decrease.

Rent payments under the laboratory lease commenced in May 2006, after completion of construction, and will continue through termination of the lease in May 2011. Upon the completion of the building in May 2006, Wachovia advanced to us the remaining funds available for construction due to the lengthy process involved in finalizing construction costs. When the final construction costs have been agreed to, any remaining funds that were advanced will be returned to Wachovia. It is anticipated that the finalization of construction costs will be completed in late 2006. Until then, the rent payments will be based on the full $32.0 million lease facility. Upon the return of unspent funds, the remaining rent payments will be based on the actual funded costs of the building.   At June 30, 2006, the remaining construction advance totaled approximately $3.2 million and is classified as an other current liability in the balance sheet.

Based on construction costs of approximately $32.0 million and the current effective rate of approximately 5.9 percent (equivalent to the current 30-day LIBOR rate plus approximately 55 basis points at June 30, 2006), the rents to be paid approximate $1.9 million annually. In addition, Wachovia paid us ground rent in June 2004 covering the period through May 2011 and totalling an aggregate of approximately $307,000. This amount is being recognized as income ratably through May 2011.

We guaranteed a minimum residual value of the laboratory facility. This guaranteed residual is generally equal to 86 percent of the amount funded by Wachovia towards construction. If, at the end of the lease term, we do not renew the lease or purchase the improvements, then the building will be sold to a third party. In that event, we have guaranteed that Wachovia will receive at least this residual value amount. The maximum potential amount of this guarantee is approximately $27.5 million, equivalent to 86 percent of expected total construction costs of $32.0 million. We have reported this guarantee as a non-current asset (prepaid rent) and non-current liability (other liability). We have estimated the fair value of this guarantee liability and the corresponding asset at approximately $818,000, net of accumulated amortization at June 30, 2006.

The laboratory lease and other agreements with Wachovia require that, among other things, we maintain a consolidated current ratio of not less than 1.2:1.0 and a consolidated net worth of at least $70.0 million. The agreements contain other covenants and conditions with which we must comply throughout the construction and lease periods and upon termination of the lease. If we were unable to comply with these covenants and conditions, the agreements could terminate if the noncompliance was uncured and the parties could not agree otherwise. A termination of these agreements could result in our acquisition of the improvements from Wachovia or the loss of our liquid collateral. If the agreements were terminated during the construction period due to our default, then we could have been required to purchase the improvements. During construction, the amount we would have been required to pay was limited to 89.9 percent of the construction costs.

In March 2005, we entered into a construction management agreement with Turner Construction Company (Turner) under which Turner became responsible for the construction of the facility. The agreement has a guaranteed maximum price clause in which Turner agrees that the construction cost of the facility will not exceed approximately $27.0 million, which amount is subject to change based on agreed-upon changes to the scope of work. Turner is responsible for covering any costs in excess of the guaranteed maximum price guarantee. If the ultimate cost of the project is less than the guaranteed maximum price of $27.0 million, then a portion of the cost savings will be shared with Turner. In addition, Turner is required to pay us penalties if the construction is not completed by April 2006, which date is subject to change based on agreed-upon changes to the scope of work. Agreement will be reached with Turner on such changes and penalties.

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

At each reporting date, we consider whether it is more-likely-than-not that some portion or all of the net deferred tax asset is realizable. If the net deferred tax asset is not fully realizable, then a valuation allowance is established to reduce the amount of net deferred tax asset reported in the balance sheet. Based on the weight of available evidence at June 30, 2006, it was determined that a partial valuation allowance totalling approximately $64.5 million was necessary at June 30, 2006.

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

Marketable Investments

Currently, we invest portions of our cash in marketable debt securities issued primarily by federally-sponsored agencies. Due to our intent and ability to hold these marketable debt investments until their maturities, these investments are reported at their amortized cost. We believe that we are able to hold these investments to maturity, due to the significant level of cash and cash equivalents that we have. If we did not have the ability and intent to hold these investments to maturity, we would have reported them in the consolidated balance sheets at their fair market values. At June 30, 2006, the amortized cost of these debt securities was approximately $93.3 million and their fair values were approximately $90.2 million.

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

We have utilized the Black-Scholes-Merton valuation model for estimating the fair value of the stock options granted during the six months ended June 30, 2006, as well as for option grants during all prior periods. The Black-Sholes-Merton valuation model includes many assumptions that are subject to substantial judgments, such as risk free rate of interest, expected dividend yield, expected volatility, expected life of options and forfeiture rate. The weighted-average assumptions used in valuing the stock options granted during the six months ended June 30, 2006, and a discussion of our methodology for developing each of the assumptions used is included in Note 3 to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Our investment in ViRexx Medical Corp. (formerly AltaRex Medical Corp.) is accounted for as an available-for-sale security because its stock is publicly traded. We own less than 10 percent of ViRexx. Available-for-sale securities are reported at their fair values in the balance sheet. Changes in their fair values are reported as other comprehensive income or loss. Declines in values that are considered other-than-temporary are reported as losses in the statement of operations. The fair value of the investment was approximately $4.5 million and $6.2 million at June 30, 2006 and December 31, 2005, respectively, based on quoted market prices. These changes in fair market value were reported as other comprehensive income or loss.

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

Lease of Laboratory Facility

In June 2004, we entered into a synthetic operating lease and related agreements with Wachovia to fund the construction of a laboratory facility in Silver Spring, Maryland. The construction of the laboratory facility was completed in May 2006. The total amount of the construction is expected to be $32.0 million. The laboratory facility is owned by Wachovia, which acts as the lessor, and we became the lessee and pay rents to Wachovia now that the facility is completed. This arrangement is a form of off-balance sheet financing under which Wachovia funded 100 percent of the costs for the construction of the property and now leases the laboratory facility to us. We have provided a residual value guarantee to Wachovia that the residual value of the leased assets will be at least equal to a specified amount at lease termination.

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

Item 3.                        Quantitative and Qualitative Disclosures about Market Risk

At June 30, 2006, a substantial portion of our assets was comprised of debt securities issued by federally-sponsored agencies. The market value of these investments fluctuates with changes in current market interest rates. In general, as rates increase, the market value of a debt investment would be expected to decrease. Likewise, as rates decrease, the market value of a debt investment would be expected to increase. To minimize such market risk, we hold such instruments to maturity at which time these instruments will be redeemed at their stated or face value. At June 30, 2006, we had approximately $93.3 million in debt securities issued by federally-sponsored agencies with a weighted average stated interest rate of approximately 4.0 percent maturing through March 2012 and callable annually. The fair market value based on quoted market prices of this held-to-maturity portfolio at June 30, 2006 was approximately $90.2 million.

At June 30, 2006, a portion of our assets was comprised of auction rate debt securities issued by state-sponsored agencies. While these securities have long term maturities, their interest rates are reset approximately every 7-28 days through an auction process. As a result, the interest income from these securities is subject to market risk since the rate is adjusted to accommodate market conditions on each reset date. However, since the interest rates are reflective of current market conditions, the fair value of these securities typically does not fluctuate from par or cost. At June 30, 2006, we had approximately $60.8 million in these debt securities with a weighted average stated interest rate of approximately 5.0 percent. The fair market value based on quoted market prices of these available-for-sale debt securities as of June 30, 2006 was approximately $60.8 million.

In June 2004, we entered into a synthetic operating lease and related agreements with Wachovia Development Corporation and its affiliates (Wachovia) to fund the construction of a laboratory facility in Silver Spring, Maryland. Under these agreements, we pay rents to Wachovia generally based on applying the 30-day LIBOR rate plus approximately 55 basis points to the amount funded by Wachovia towards the construction of the laboratory. The total amount of construction is estimated to be approximately $32.0 million. These rents, therefore, are subject to the risk that the LIBOR rate will increase or decrease during the period until termination in May 2011. At June 30, 2006, the 30-day LIBOR rate was approximately 5.4 percent. For every movement of 100 basis points (1 percent) in the 30-day LIBOR rate, the rents under this lease could increase or decrease by approximately $320,000 on an annualized basis.

Item 4.                        Controls and Procedures

Based on their evaluation, as of June 30, 2006, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

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

The statements identified as forward-looking statements may exist in “Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” or elsewhere in this Quarterly Report on Form 10-Q. These statements are subject to risks and uncertainties and our actual results may differ materially from anticipated results. Factors that may cause such a difference include, but are not limited to, those discussed below. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise.

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

Although we have been profitable for every quarter ended after March 31, 2004, we lost money from the date of our inception in 1996 through March 31, 2004. At June 30, 2006, our accumulated deficit was approximately $105.3 million.

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

•       Status and impact of other approved competitive products such as Ventavis®, Revatio, Tracleer and Flolan and investigational competitive products such as ambrisentan™, Thelin™, Cialis®, Gleevec® and other potential investigational competitive products;

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

Doctors may reduce the dose of Remodulin given to their patients if they prescribe our competitors’ products in combination with Remodulin. In addition, certain of our competitors’ products are less invasive than Remodulin and the use of these products may delay or prevent initiation of Remodulin therapy.

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

Remodulin and our other treprostinil-based products may have to compete with investigational products currently being developed by other companies, including:

•       Sitaxsentan (Thelin) is being developed by Encysive Pharmaceuticals, Inc. worldwide for the treatment of PAH. Encysive has completed testing of Thelin, an oral tablet, and, based on favorable results, has filed for approval with the Food and Drug Administration in the United States. This application is currently being reviewed. In March 2006, Encysive announced that the FDA completed its initial review of the application for approval and determined that Thelin was approvable. If approved, Thelin would become the second drug available in the class known as endothelin receptor antagonists;

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

•       PulmoLAR™ is being developed by PR Pharmaceuticals, Inc. It is a once-a-month injectible which contains a metabolite of estradiol and has been shown in animal and cell models to address the key pathological processes associated with PAH; and

•       Aviptadil™, an inhaled formulation of vasoactive intestinal peptide, is being developed by mondoBIOTECH Holding SA, for the treatment of PAH.

•       Oral and inhaled formulations of Fasudil, a rho-kinase inhibitor, are being developed by CoTherix, Inc. for the treatment of PAH. Fasudil is currently approved in Japan as an intravenous drug to treat a disease unrelated to PAH.

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

Medtronic MiniMed is our exclusive partner for the subcutaneous delivery of Remodulin using the MiniMed microinfusion device for PAH. We rely on Medtronic MiniMed’s experience, expertise and performance. Any disruption in the supply to PAH patients of MiniMed’s microinfusion device could delay or prevent patients from initiating or continuing Remodulin therapy, which could adversely affect our revenues. Medtronic has advised us that it intends to discontinue making infusion pumps for subcutaneous delivery of Remodulin after first giving our distributors and us the opportunity to purchase desired quantities. We may not be able to obtain acceptable substitute delivery devices to replace the Medtronic pumps when the available supply has been depleted. Similarly, we rely on Accredo Therapeutics, Inc. (a wholly owned subsidiary of Medco Health Solutions, Inc.), CuraScript (a wholly owned subsidiary of Express Scripts, Inc. and formerly Priority Healthcare Corporation) and Caremark, Inc. to market, distribute, and sell Remodulin in the United States. Accredo, CuraScript and Caremark are also responsible for convincing third-party payers to reimburse patients for the cost of Remodulin, which is very expensive. If our partners and contractors do not achieve acceptable profit margins, they may not continue to distribute our products. If our partners in the United States and internationally are unsuccessful in their efforts, our revenues will suffer.

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

We rely heavily on sales of Remodulin. During the six months ended June 30, 2006, our Remodulin sales accounted for 95 percent of our total revenues. If approvals are withdrawn for a Remodulin or any other product, we cannot sell that product and our revenues will suffer. In addition, if product approvals are withdrawn, governmental authorities could seize our products or force us to recall our products.

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

The OvaRex drug that is currently being used in our studies was made by a contract manufacturer and will expire in early 2008. We plan to make the OvaRex antibody for the first time ourselves in our new Silver Spring laboratory.  After we make it, we must then demonstrate that it is comparable to the drug used in the Phase III clinical trials. Even if our OvaRex trials are successful, we will not be able to obtain approval for OvaRex unless we can demonstrate that the OvaRex antibody we manufacture is comparable to the drug used in the trials. If we cannot demonstrate the comparability prior to the expiration date, then we may have to repeat the OvaRex trials with the new drug that we manufacture internally. Although the laboratory is completed and we occupy it now, we are still readying the equipment and finalizing procedures for our first production run of OvaRex. In addition, we are working with our builders to complete or repair certain aspects of the laboratory. We hope to commence production of the OvaRex antibody later this year.

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

•       We may not be able to develop or commercialize our products, other than Remodulin, as planned or at all and may have to rely solely on internal manufacturing capacity;

•       We are transfering all of our drug laboratory operations to the Silver Spring, Maryland facility recently built, and such transfer could result in manufacturing inefficiencies or delays because the building, equipment and many of the employees being deployed there will be new to the process of making our products. Additionally, the FDA and international drug regulators will require new testing and compliance inspections and this could result in delays;

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

•       In the event that GlaxoSmithKline (formerly Glaxo Wellcome) terminates its assignment agreement or Pfizer (formerly Pharmacia) terminates its license agreement, we will have no further rights to utilize the assigned patents or trade secrets to develop and commercialize Remodulin. For the six months ended June 30, 2006, sales of Remodulin accounted for approximately 95 percent of our total revenues. GlaxoSmithKline or Pfizer could seek to terminate the assignment or license, respectively, in the event that we fail to pay royalties based on sales of Remodulin; and

•       If licensors fail to maintain the intellectual property licensed or assigned to us as required by most of our license and assignment agreements, we may lose our rights to develop and market some or all of our products and may be forced to incur substantial additional costs to maintain the intellectual property ourselves or force the licensor or assignor to do so.

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

We are dependent on our current management, particularly our founder and Chief Executive Officer, Martine Rothblatt, Ph.D., our President and Chief Operating Officer, Roger Jeffs, Ph.D., our Executive Vice President for Business Development and Chief Financial Officer, Fred Hadeed, who is resigning as Chief Financial Officer effective August 10, 2006, our Vice President for Finance and Treasurer, John Ferrari, who is being promoted to Chief Financial Officer and Treasurer effective August 10, 2006, our Executive Vice President for Strategic Planning, General Counsel and Corporate Secretary, Paul Mahon,

our Executive Vice President and Chief Operating Officer for Production, David Walsh, Ph.D., our Senior Vice President for Pharmaceutical Development, David Zaccardelli, Pharm.D., and our Senior Vice President for Biologics Production, Development and Supply, James Levin, DVM. While these individuals are employed by us pursuant to multi-year employment agreements, employment agreements do not ensure the continued retention of employees. We do not maintain key person life insurance on these officers. Our success will depend in part on retaining the services of our existing management and key personnel and attracting and retaining new highly qualified personnel. Expertise in the field of cardiovascular medicine, infectious disease and oncology is not generally available in the market, and competition for qualified management and personnel is intense.

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

The market prices for securities of drug and biotechnology companies are highly volatile, and there are significant price and volume fluctuations in the market that may be unrelated to particular companies’ operating performances. The table below sets forth the high and low closing prices for our common stock for the periods indicated:

	High	Low
January 1, 2004 – December 31, 2004	$46.73	$20.51
January 1, 2005 – December 31, 2005	$77.82	$41.37
January 1, 2006 – June 30, 2006	$71.33	$47.96

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

If we issue common stock to raise capital, or our stockholders transfer their ownership of our common stock or sell a substantial number of shares of common stock in the public market, or investors become concerned that substantial sales might occur, the market price of our common stock could decrease. Each of our four executive officers has announced their adoption of 10b5-1 prearranged trading plans. In accordance with these plans, generally twice each month these executives sell a specified number of our shares of common stock either owned by them or acquired through the exercise of stock options. However, these executives and our directors may choose to sell additional shares outside of 10b5-1 trading plans and one executive and five directors have done so. In addition, Toray Industries, Inc. has an option to acquire 500,000 shares of our common stock and piggyback registration rights with respect to such shares that arise if and when this option becomes exercisable. A decrease in our common stock price could make it difficult for us to raise capital by selling stock or to pay for acquisitions using stock. To the extent outstanding options are exercised or additional shares of capital stock are issued, existing stockholders may incur additional dilution.

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

Our directors and named executive officers beneficially owned approximately 9.7 percent of our outstanding common stock as of June 30, 2006, including stock options that could be exercised by those directors and executive officers within 60 days of that date. Accordingly, these stockholders as a group might be able to influence the outcome of matters requiring approval by our stockholders, including the election of our directors. Such stockholder influence could delay or prevent a change of control with respect to us.

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

Item 4.                        Submission of Matters to a Vote of Security Holders

United Therapeutics held its annual meeting of stockholders on June 26, 2006. All of the following persons nominated were elected to serve as directors for a term expiring in 2009 and received the votes set opposite their respective names:

	For	Withheld
Raymond Kurzweil	18,669,475	1,434,484
Martine A. Rothblatt	19,240,076	863,883
Louis W. Sullivan	18,417,638	1,686,321

Item 6.                        Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-76409)
3.2	Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-76409)
10.1	First Amendment to Certain Operative Agreements dated June 28, 2004 between United Therapeutics Corporation, Wachovia Development Corporation and Wachovia Bank, National Association
10.2**	United Therapeutics Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed on May 4, 2006
10.3

Stock Purchase Agreement, dated as of July 27, 2006, between the Registrant and Toray Industries, Inc., incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed on July 28, 2006

10.4**

Employment Agreement, effective as of August 10, 2006, between John Ferrari and the Registrant incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on August 4, 2006

10.5**

Amendment dated July 31, 2006, to amended Employment Agreement, dated November 29, 2000, between Roger Jeffs, Ph.D. and the Registrant, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on August 4, 2006

10.6**

Amendment dated July 31, 2006, to amended Employment Agreement, dated June 16, 2001, between Paul A. Mahon and the Registrant, incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on August 4, 2006

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

**Denotes management contracts and compensation plans

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED THERAPEUTICS CORPORATION
Date: August 4, 2006	/S/ MARTINE A. ROTHBLATT
	By:	Martine A. Rothblatt
	Title:	Chairman and Chief Executive Officer
/S/ FRED T. HADEED
	By:	Fred T. Hadeed
	Title:	Executive Vice President for Business Development and Chief Financial Officer

Exhibit Index

Exhibit No.	Description
10.1	First Amendment to Certain Operative Agreements dated June 28, 2004 between United Therapeutics Corporation, Wachovia Development Corporation and Wachovia Bank, National Association
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002