Form 10-Q
period 2006-09-30
UNITED THERAPEUTICS CORP
filed 2006-11-02
CIK 1082554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2006

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
(301) 608 9292
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

The number of shares outstanding of the issuer’s common stock, par value $.01 per share, as of October 27, 2006 was 23,216,212.

PART I.   FINANCIAL INFORMATION

Item 1.                        Consolidated Financial Statements

UNITED THERAPEUTICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$48,504	$69,180
Marketable investments	95,060	56,304
Accounts receivable, net of allowance of none for 2006 and $15 for 2005	17,796	13,873
Other receivable	1,791	4,201
Interest receivable	918	733
Due from affiliate	114	179
Inventories, net	11,822	11,263
Deferred tax assets	838	4,611
Prepaid expenses and other current assets	3,353	6,413
Total current assets	180,196	166,757
Marketable investments	22,153	44,863
Marketable investments and cash—restricted	38,755	20,666
Goodwill, net	7,465	7,465
Other intangible assets, net	3,221	5,487
Property, plant, and equipment, net	33,084	21,802
Investments in affiliates	4,948	8,259
Notes receivable from affiliate and employee	27	26
Deferred tax assets	6,961	15,100
Other assets	964	988
Total assets	$297,774	$291,413
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,649	$3,974
Accounts payable to affiliates and related parties	—	6
Accrued expenses	14,489	10,394
Due to affiliates and related parties	33	134
Current portion of notes and leases payable	5	15
Other current liability	1,829	—
Total current liabilities	20,005	14,523
Notes and leases payable, excluding current portion	4	8
Other liabilities	2,719	1,780
Total liabilities	22,728	16,311
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01, 10,000,000 shares authorized, no shares issued	—	—
Series A junior participating preferred stock, par value $.01, 100,000 authorized, no shares issued	—	—
Common stock, par value $.01, 100,000,000 shares authorized, 24,469,861 and 23,845,004 shares issued at September 30, 2006 and December 31, 2005, respectively, and 23,176,595 and 23,318,404 outstanding at September 30, 2006 and December 31, 2005, respectively	245	239
Additional paid-in capital	419,174	393,469
Accumulated other comprehensive income	1,599	3,593
Treasury stock at cost, 1,293,266 shares at September 30, 2006 and 526,600 at December 31, 2005	(49,105)	(6,874)
Accumulated deficit	(96,867)	(115,325)
Total stockholders’ equity	275,046	275,102
Total liabilities and stockholders’ equity	$297,774	$291,413

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Revenues:
Net product sales	$38,931	$31,562	$109,301	$82,142
Service sales	1,466	1,383	4,505	3,870
License fees	—	65	—	262
Total revenues	40,397	33,010	113,806	86,274
Operating expenses:
Research and development, including stock option expense totaling $2.1 million and $325,000 for the three-month periods in 2006 and 2005, and $6.6 million and $657,000 for the nine-month periods in 2006 and 2005	11,919	9,423	39,233	26,589
Selling, general and administrative, including stock option expense totaling $2.7 million and none for the three-month periods in 2006 and 2005, and $6.9 million and none for the nine-month periods in 2006 and 2005	12,891	5,620	34,841	17,985
Impairment of HeartBar® tradename	—	—	2,024	—
Cost of product sales	3,631	2,936	10,722	7,609
Cost of service sales, including stock option expense totaling $25,000 and none for the three-month periods in 2006 and 2005, and $82,000 and none for the nine-month periods in 2006 and 2005	523	496	1,553	1,553
Total operating expenses	28,964	18,475	88,373	53,736
Income from operations	11,433	14,535	25,433	32,538
Other income (expense):
Interest income	2,664	1,418	7,047	3,600
Interest expense	—	(7)	(1)	(8)
Equity loss in affiliate	(20)	(189)	(398)	(564)
Other, net	23	6	37	40
Total other income, net	2,667	1,228	6,685	3,068
Income before income tax	14,100	15,763	32,118	35,606
Provision for income taxes	(5,622)	—	(13,660)	—
Net income	$8,478	$15,763	$18,458	$35,606
Net income per common share:
Basic	$0.37	$0.69	$0.79	$1.57
Diluted	$0.34	$0.61	$0.72	$1.41
Weighted average number of common shares outstanding:
Basic	23,196	22,913	23,386	22,700
Diluted	24,917	25,708	25,464	25,268

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2006	2005
	(Unaudited)
Cash flows from operating activities:
Net income	$18,458	$35,606
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,943	1,884
Provision for bad debt	(119)	67
Deferred tax expense	12,453	—
Provision for inventory obsolescence	164	(27)
Loss on disposals of equipment	78	4
Stock-based compensation expense	13,575	657
Write down of intangible asset	2,024	—
Amortization of discount or premium on investments	(503)	(88)
Unrealized foreign currency translation loss	242	—
Excess tax benefits from stock-based compensation	(465)	—
Equity loss in affiliate	398	564
Changes in operating assets and liabilities:
Accounts receivable	(4,141)	(2,292)
Interest receivable	(185)	16
Inventories	(400)	(2,265)
Prepaid expenses	3,031	892
Other assets	2,248	(2,559)
Accounts payable	(274)	(2,065)
Accrued expenses	4,109	4,744
Due to or from affiliates	(42)	464
Other liabilities	3,306	(10)
Net cash provided by operating activities	55,900	35,592
Cash flows from investing activities:
Purchases of property, plant and equipment	(13,058)	(4,160)
Purchases of held-to-maturity investments	(43,259)	(16,402)
Purchases of available-for-sale investments	(50,900)	(38,000)
Maturities of held-to-maturity investments	8,834	—
Sales of available-for-sale investments	52,350	500
Net cash used in investing activities	(46,033)	(58,062)
Cash flows from financing activities:
Repurchase of common stock	(42,231)	—
Proceeds from the exercise of stock options	11,237	11,126
Excess tax benefits from stock-based compensation	465	—
Principal payments on notes payable and capital lease obligations	(14)	(223)
Net cash provided by financing activities	(30,543)	10,903
Net decrease in cash and cash equivalents	(20,676)	(11,567)
Cash and cash equivalents, beginning of period	69,180	82,586
Cash and cash equivalents, end of period	$48,504	$71,019
Supplemental schedule of cash flow information:
Cash paid for interest	$1	$9
Cash paid for income taxes	$239	$78

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(UNAUDITED)

1. ORGANIZATION AND BUSINESS DESCRIPTION

United Therapeutics Corporation (United Therapeutics) is a biotechnology company focused on the development and commercialization of innovative therapeutic products for patients with chronic and life-threatening cardiovascular, cancer and infectious diseases. United Therapeutics was incorporated on June 26, 1996, under the laws of the State of Delaware and has the following wholly owned subsidiaries: Lung Rx, Inc. (Lung Rx), Unither Pharmaceuticals, Inc. (UPI), Unither Telmed, Ltd. (Unither Telmed and formerly Unither Telemedicine Services Corporation), Unither.com, Inc., United Therapeutics Europe, Ltd., Unither Pharma, Inc., Medicomp, Inc., Unither Nutriceuticals, Inc., Lung Rx, Ltd. and Unither Biotech Inc.

United Therapeutics’ lead product is Remodulin®. Remodulin was first approved for use on May 21, 2002, by the United States Food and Drug Administration (FDA) as a continuous subcutaneous infusion for the treatment of pulmonary arterial hypertension in patients with NYHA class II-IV symptoms to diminish symptoms associated with exercise. On November 24, 2004, the FDA approved intravenous infusion of Remodulin, based on data establishing intravenous bioequivalence with subcutaneous Remodulin, for patients who are not able to tolerate a subcutaneous infusion. On March 21, 2006, the FDA expanded its approval of Remodulin to include patients requiring transition from Flolan®, the only other FDA-approved intravenous prostacyclin. The FDA also agreed that United Therapeutics fulfilled its Subpart H accelerated approval requirement for a Phase IV post-marketing study to confirm the clinical benefit of Remodulin. In addition to the United States, Remodulin is approved for subcutaneous infusion in most of Europe, Canada, Israel, Australia and several countries in South America. It is also approved for intravenous infusion in Canada and Israel. Other international applications for the approval of Remodulin are pending.

United Therapeutics has generated pharmaceutical revenues from sales of Remodulin and arginine products in the United States, Europe and Asia. In addition, United Therapeutics has generated non-pharmaceutical revenues from telemedicine products and services in the United States.

2. BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared, without audit, pursuant to Regulation S-X of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto contained in United Therapeutics’ Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission.

In the opinion of United Therapeutics’ management, any adjustments contained in the accompanying unaudited consolidated financial statements are of a normal recurring nature, necessary to present fairly the financial position as of September 30, 2006, results of operations for the three and nine-month periods ended September 30, 2006 and 2005, and cash flows for the nine-month periods ended September 30, 2006 and 2005. Interim results are not necessarily indicative of results for the entire year.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income (Numerator)	$8,478	$15,763	$18,458	$35,606
Shares (Denominator):
Weighted average outstanding shares for basic EPS	23,196	22,913	23,386	22,700
Dilutive effect of stock options	1,721	2,795	2,078	2,568
Adjusted weighted average shares for diluted EPS	24,917	25,708	25,464	25,268
Earnings per share
Basic	$0.37	$0.69	$0.79	$1.57
Diluted	$0.34	$0.61	$0.72	$1.41

Stock Option Plan

United Therapeutics’ Board of Directors adopted an equity incentive plan (the Plan) effective in November 1997. In April 1999, the Board of Directors and stockholders approved an amendment and restatement of the Plan that increased the total number of shares of common stock that may be issued pursuant to the Plan to 14,939,517 shares, which includes 7,939,517 shares reserved for issuance to the CEO under her employment agreement. The Plan provides for the grant of awards to eligible participants, including options (qualified and nonqualified), stock appreciation rights, restricted stock awards, and other rights as defined in the Plan. Options currently granted under the Plan generally vest over a period of up to three years, are not transferable and must generally be exercised within 10 years. The price of all options granted under the Plan must be at least equal to the fair market value of the common stock on the date of grant. With respect to any participant who owns 10 percent or more of United Therapeutics’ outstanding common stock on the date of grant, the exercise price of any incentive stock option granted to that participant must equal or exceed 110 percent of the fair market value of the common stock on the date of grant and the option must not be exercisable for longer than five years. United Therapeutics has historically issued new shares to satisfy share option exercises.

Prior to January 1, 2006, United Therapeutics accounted for its employee equity-based compensation plans under the recognition and measurement provisions of APB 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123). Effective January 1, 2006, United Therapeutics adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment, (SFAS 123(R)) and interpretative literature within SEC Staff Accounting Bulletin No. 107, Share-Based Payment, (SAB 107), using the modified prospective transition method. Under the modified prospective transition method, compensation cost recognized in 2006 includes compensation cost for all equity-based payments granted prior to but not yet vested as of January 1, 2006. Such payments are based on the original grant date fair value estimated in accordance with the provisions of SFAS 123 and compensation cost for all equity-based payments granted subsequent to January 1, 2006, which are based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.

United Therapeutics utilizes the Black-Scholes-Merton valuation model for estimating the fair value of its granted stock options. Option valuation models, including Black-Scholes-Merton, require the input of highly subjective assumptions. Changes in the assumptions used can materially affect the grant date fair value of an award. These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility, expected forfeiture rate and the expected option term.

Expected Volatility—Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. United Therapeutics uses the historical volatility based on the weekly price observations of its common stock during the period immediately preceding the share-based award grant that is equal in length to the award’s expected term (up to a maximum of five years). United Therapeutics believes that historical volatility within the last five years represents the best estimate of future long term volatility. Since 2001, United Therapeutics’ annual volatility has ranged from 76.75 percent in 2001, to 42.36 percent in 2005 with an average of 48.84 percent during the five year period.

Risk-Free Interest Rate—This is the average interest rate consistent with the yield available on a U.S. Treasury note (with a term equal to the expected term of the underlying grants) at the date the option was granted.

Expected Term of Options—This is the period of time that the options granted are expected to remain outstanding. United Therapeutics adopted SAB 107’s simplified method for estimating the expected term of share-based awards granted during the nine months ended September 30, 2006.

Expected Dividend Yield—United Therapeutics has never declared or paid dividends on its common stock and does not anticipate paying any dividends in the foreseeable future. As such, the dividend yield percentage is assumed to be zero.

Expected Forfeiture Rate—This is the estimated percentage of options granted that are expected to be forfeited or cancelled on an annual basis before becoming fully vested. United Therapeutics estimates the forfeiture rate based on historical forfeiture experience for similar levels of employees to whom options were granted.

Following are the weighted-average assumptions used in valuing the stock options granted to employees during the three and nine-month periods ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Expected volatility	42.3 percent	46.0 percent	42.6 percent	44.5 percent
Risk-free interest rate	4.8 percent	4.0 percent	4.8 percent	3.3 percent
Expected term of options	6.0 years	4.4 years	6.0 years	2.1 years
Expected dividend yield	0.0 percent	0.0 percent	0.0 percent	0.0 percent
Expected forfeiture rate	8.2 percent	0.0 percent	8.1 percent	0.0 percent

A summary of the status of United Therapeutics’ employee stock options as of September 30, 2006 and changes during the nine months then ended is presented below:

All Employee Options	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($ in 000s)
Outstanding at January 1, 2006	5,398,859	$38.16
Granted	934,394	56.39
Exercised	(609,729)	18.15
Forfeited	(95,755)	55.49
Outstanding at September 30, 2006	5,627,769	$43.08	7.2	$242,425
Expected to vest at September 30, 2006	1,976,001	$55.60	9.2	$109,856
Exercisable at September 30, 2006	3,389,942	$34.81	5.9	$118,013

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2006 and 2005 was $27.34 per share and $12.50 per share, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005, was approximately $24.5 million and $24.8 million, respectively.

As of September 30, 2006, there was approximately $41.8 million of total unrecognized compensation cost related to nonvested employee stock options. That cost is expected to be recognized over a weighted-average period of 2.1 years. The total fair value of shares vested during the nine months ended September 30, 2006 and 2005, was approximately $7.6 million and $11.4 million, respectively.

Approximately $11.2 million and $11.1 million in cash was received from option exercises under all share-based payment arrangements for each of the nine months ended September 30, 2006 and 2005, respectively. Due to the availability of net operating loss carryforwards and research tax credits, the tax benefit attributable to deductions for option exercises were not recognized in the nine months ended September 30, 2006 and 2005.

Total employee share-based compensation expense recognized for the three and nine-month periods ended September 30, 2006, are as follows (in thousands, except per share data):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Cost of service sales	$25	$82
Research and development	1,577	4,631
Selling, general and administrative	2,667	6,853
Share-based compensation expense before taxes	4,269	11,566
Related income tax benefits	(1,815)	(4,918)
Share-based compensation expense, net of taxes	$2,454	$6,648

Equity-based compensation cost capitalized as part of inventory during the three and nine months ended September 30, 2006, was approximately $68,000 and $359,000, respectively. United Therapeutics recorded approximately $363,000 in share-based compensation expense during the three months ended September 30, 2006, related to the grant of options to purchase 676,594 shares of common stock to employees. In addition, approximately $1.5 million in share-based compensation expense was recorded during the nine months ended September 30, 2006, related to the grant of options to purchase 934,394 shares of common stock to employees.

The following table (in thousands, except per share amounts) illustrates the effect on net income and net income per share if United Therapeutics had applied the fair value recognition provisions of SFAS 123(R) to equity-based compensation for the three and nine-month periods ended September 30, 2005. Information for the three and nine-month periods ended September 30, 2006 is presented for comparative purposes only and is consistent with the presented statement of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income as reported	$8,478	$15,763	$18,458	$35,606
Less—total employee equity-based compensation expense determined under fair value-based methods for all awards	—	(4,551)	—	(13,652)
Pro forma net income	$8,478	$11,212	$18,458	$21,954
Basic net income per common share
As reported	$0.37	$0.69	$0.79	$1.57
Pro forma		$0.49		$0.97
Diluted net income per common share
As reported	$0.34	$0.61	$0.72	$1.41
Pro forma		$0.44		$0.87

For the nine months ended September 30, 2006 and 2005, options granted to both employees and non-employees to purchase 624,857 and 659,068 shares, respectively, were exercised.

As of September 30, 2006, there were 8,052,889 shares available for grant under the plan.

4. INVENTORIES

United Therapeutics manufactures certain compounds, such as treprostinil, and purchases medical supplies, such as external pumps, for use in its product sales and ongoing clinical trials. United Therapeutics subcontracts the manufacture of cardiac monitoring equipment. United Therapeutics contracts with a third-party manufacturer to make arginine products. These inventories are accounted for under the first-in, first-out method and are carried at the lower of cost or market. Inventories consisted of the following, net of reserves of approximately $418,000 and $570,000 at September 30, 2006 and December 31, 2005, respectively (in thousands):

	September 30, 2006	December 31, 2005
Remodulin:
Raw materials	$244	$814
Work-in-progress	7,125	7,582
Finished goods	3,721	2,052
Remodulin delivery pumps and other medical supplies	620	673
Cardiac monitoring equipment components	44	59
Arginine products	68	83
Total inventories	$11,822	$11,263

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets were comprised as follows (in thousands):

	As of September 30, 2006			As of December 31, 2005
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill	$9,072	$(1,607)	$7,465	$9,072	$(1,607)	$7,465
Intangible assets:
Noncompete agreements	$273	$(273)	$—	$273	$(273)	$—
Trademarks	—	—	—	2,802	(1,230)	1,572
Technology and patents	6,164	(2,943)	3,221	6,164	(2,249)	3,915
Total intangible assets	$6,437	$(3,216)	$3,221	$9,239	$(3,752)	$5,487

The HeartBar product was discontinued in January 2006 and is no longer sold. As a result, an impairment of intangible assets related to the HeartBar product trade name totaling approximately $2.0 million was recorded in January 2006. The decision to discontinue HeartBar did not impact other aspects of United Therapeutics’ arginine business, which include sales of non-HeartBar arginine products and license royalties from third parties selling arginine-based products.

Total amortization expense for the three-month periods ended September 30, 2006 and 2005 was approximately $81,000 and $120,000, respectively. The total amortization expense for the nine-month periods ended September 30, 2006 and 2005, was approximately $243,000 and $360,000, respectively. The aggregate amortization expense related to these intangible assets for each of the five succeeding years is estimated as follows (in thousands):

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

Segment information as of and for the three and nine-month periods ended September 30, 2006 and 2005, was as follows (in thousands):

	Three Months Ended September 30,
	2006			2005
	Pharmaceutical	Telemedicine	Consolidated Totals	Pharmaceutical	Telemedicine	Consolidated Totals
Revenues from external customers	$38,886	$1,511	$40,397	$31,526	$1,484	$33,010
Income (loss) before income tax	14,283	(183)	14,100	15,814	(51)	15,763
Interest income	2,658	6	2,664	1,414	4	1,418
Interest expense	—	—	—	(8)	1	(7)
Depreciation and amortization	(621)	(103)	(724)	(420)	(204)	(624)
Equity loss in affiliate	(20)	—	(20)	(189)	—	(189)
Total investment in equity method investees	1,661	—	1,661	2,249	—	2,249
Expenditures for long-lived assets	(3,974)	(122)	(4,096)	(3,352)	(344)	(3,696)
Goodwill, net	1,287	6,178	7,465	1,287	6,178	7,465
Total assets	286,287	11,487	297,774	247,714	9,459	257,173

	Nine Months Ended September 30,
	2006			2005
	Pharmaceutical	Telemedicine	Consolidated Totals	Pharmaceutical	Telemedicine	Consolidated Totals
Revenues from external customers	$108,982	$4,824	$113,806	$82,024	$4,250	$86,274
Income (loss) before income tax	32,626	(508)	32,118	36,310	(704)	35,606
Interest income	7,032	15	7,047	3,590	10	3,600
Interest expense	(1)	—	(1)	(8)	—	(8)
Depreciation and amortization	(1,605)	(338)	(1,943)	(1,251)	(633)	(1,884)
Equity loss in affiliate	(398)	—	(398)	(564)	—	(564)
Total investment in equity method investees	1,661	—	1,661	2,249	—	2,249
Expenditures for long-lived assets	(12,626)	(432)	(13,058)	(3,658)	(502)	(4,160)
Goodwill, net	1,287	6,178	7,465	1,287	6,178	7,465
Total assets	286,287	11,487	297,774	247,714	9,459	257,173

The segment information shown above equals the consolidated totals when combined. These consolidated totals equal the amounts reported in the consolidated financial statements without further reconciliation for those categories that are reported in the consolidated financial statements. There are no inter-segment transactions.

For the three-month periods ended September 30, 2006 and 2005, approximately 90 percent and 92 percent, respectively, of United Therapeutics’ revenues were earned from customers located in the United States. For the nine-month periods ended September 30, 2006 and 2005, approximately 89 percent and 90 percent, respectively, of United Therapeutics’ revenues were earned from customers located in the United States.

7. COMPREHENSIVE INCOME

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income and its components. SFAS No. 130 requires, among other things, that unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments be included in other comprehensive income (loss). The following statement presents comprehensive income for the three and nine-month periods ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$8,478	$15,763	$18,458	$35,606
Other comprehensive income (loss):
Foreign currency translation gain (loss) adjustment	51	(69)	261	(130)
Unrealized gain (loss) on available-for-sale securities	(1,343)	253	(2,257)	(537)
Comprehensive income	$7,186	$15,947	$16,462	$34,939

8. INCOME TAXES

Significant components of the provision for income taxes attributable to operations consist of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Current:
Federal	$—	$—	$—	$—
State	410	—	729	—
Total current	410	—	729	—
Deferred
Federal	4,860	—	12,072	—
State	352	—	859	—
Total deferred	5,212	—	12,931	—
Total provision for income taxes	$5,622	$—	$13,660	$—

No income tax expense was reported for the three and nine-month periods ended September 30, 2005, due to the availability of deductions for tax purposes, net operating loss carry forwards, and a partial reserve on all of its deferred tax assets.

The income tax provision for the three and nine-month periods ended September 30, 2006 is based on the estimated annual effective tax rate for the entire year. The estimated effective tax rate is subject to adjustment in subsequent quarterly periods as the estimates of pretax income for the year are increased or decreased. The effective tax rate for the three and nine-month periods ended September 30, 2006 was approximately 43 percent. The federal program enabling companies to accumulate tax credits for qualified research expenditures expired on December 31, 2005. Legislation to retroactively reinstate the credit is pending in the United States Congress, but had not been enacted as of September 30, 2006. Accordingly, no benefit from the federal research credit generated during the three- and nine-month periods ended September 30, 2006, has been included in estimating the 2006 effective tax rate. If Congress retroactively reinstates the research credit, the effect of the credit will be reflected in the computation of the annual effective tax rate beginning as of the first period that includes the enactment date of the legislation.

As of September 30, 2006, United Therapeutics had available approximately $71.5 million in net operating loss carryforwards and approximately $31.3 million in business tax credit carryforwards for federal income tax purposes. These carryforwards expire at various dates extending through 2024. United Therapeutics periodically conducts a study to determine whether any limitations under Section 382 of the Internal Revenue Code have been triggered. Results of the last study indicated that multiple limitations occurred through November 2004. As a result, portions of these carryforward items that were generated prior to November 2004 will be subject to certain limitations on their use. United Therapeutics does not believe that these potential limitations will cause the net operating loss and general business credit carryforwards to expire unused.

9. LICENSE AGREEMENT

In June 2006, United Therapeutics entered into an exclusive license agreement with Supernus Pharmaceuticals, Inc. (Supernus) for use of certain technologies developed by Supernus in the formulation of United Therapeutics’ sustained release oral treprostinil. Under the agreement, in return for the license, United Therapeutics will pay Supernus certain amounts upon the achievement of specified milestones based on the development of oral treprostinil and its commercial launch. In addition, the agreement provides that United Therapeutics will pay a royalty to Supernus based on net worldwide sales of the initial product. Any such royalty will be paid for approximately twelve years commencing with the first product sale and is subject to adjustments as specified in the agreement. Additional milestone payments and royalty payments may be due for the development and the commercialization of other products developed using the technology granted in this license.

On October 15, 2006, Lung Rx entered into an exclusive licensing agreement with Northern Therapeutics (Northern), to obtain the developmental and commercial rights to Northern’s cell-based gene transfer technology for the treatment of PAH. Under the terms of the agreement, Lung Rx would assume the development activities of this technology upon the successful completion of the current Phase I trial being conducted by Northern in Canada, PHACeT. In addition, Lung Rx will pay Northern certain milestone payments during the PHACeT trial, totaling approximately $1.5 million, if the trial is successful. The first milestone payment of $250,000 was paid upon the execution of the licensing agreement. Upon successful commercial launch of a product using this technology, royalties would be due to Northern at various rates from 5 percent to 10 percent depending on sales level. These rates may be reduced for royalty payments made for other licenses implicated by the development or used in the commercial product and for certain other reasons, but in no event will the royalty rate be less than 3 percent.

10. SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

In May 2006, the Compensation Committee approved the United Therapeutics Corporation Supplemental Executive Retirement Plan (the SERP). The SERP is administered by the Compensation Committee. Only a member of a “select group of management or highly compensated employees” within the meaning of ERISA section 201(2) may be eligible to participate in the SERP. If a participant terminates employment with United Therapeutics for any reason prior to age 60, no benefit will be earned. United Therapeutics’ Chief Executive Officer (CEO), three other executive officers and three other officers have been designated as eligible to participate in the SERP. Each of these participants, who may retire at the age of 60, is eligible to receive monthly payments equal to the monthly average of the total gross base salary received by the participant over his or her last 36 months of active employment (the Final Average Compensation), reduced by the participant’s Social Security benefit (determined as provided under the SERP), for the remainder of the participant’s life (the aggregate amount of such payments, the Normal Retirement Benefit), commencing on the first day of the sixth month after retirement. The participant may elect to receive a lump sum distribution equal to the present value of payments that he or she would be expected to receive upon retirement under the calculation noted.

Future SERP participants will become eligible upon recommendation by the CEO and confirmation by the Compensation Committee. Eligibility commences on the first day of the month following Compensation Committee approval. If Compensation Committee approval occurs on the first day of the month, eligibility commences immediately. Upon retirement after the age of 60, such participants will be eligible to receive a Normal Retirement Benefit, made in monthly payments equal to (1) the participant’s Final Average Compensation, reduced by the participant’s Social Security benefit (determined as provided under the SERP), multiplied by (2) a fraction (no greater than one), made up of a numerator equal to the participant’s years of service at United Therapeutics and a denominator of 15. This benefit will run for the remainder of the participant’s life (unless the participant elects to receive a lump sum payment), commencing on the first day of the sixth month of retirement. In the event that a participant’s employment ceases due to disability or death prior to the age of 60 or retirement if older than 60, a participant or the participant’s designated beneficiary will be entitled to a Disability Retirement Benefit. Such benefit would be equal to a percentage of the participant’s anticipated Normal Retirement Benefit under the SERP. This benefit would still commence on the first day of the sixth month after cessation of employment due to death or disability. Should a SERP participant die after the program commences, his or her designated beneficiary will continue to receive a percentage of the SERP benefit for the remainder of what would have been the participant’s years of eligibility. The Compensation Committee expects the number of participants to remain small during the life of this program.

In the event of a transfer of control of United Therapeutics by acquisition, merger, hostile takeover or for any other reason whatsoever which also qualifies as a “change in the ownership or effective control of the corporation, or in the ownership of a substantial portion of the assets of the corporation” under Internal Revenue Code section 409A(a)(2)(A)(v) (Change in Control), a participant who is actively employed on the date of the Change in Control will be entitled to a lump sum payment equal to the actuarial equivalent present value of a monthly single life annuity equal to (1) the participant’s Final Average Compensation, reduced by the participant’s estimated future Social Security benefit (determined as provided under the SERP), multiplied by (2) a fraction (no greater than one) made up of a numerator equal to the participant’s years of service at United Therapeutics and a denominator of 15, to be paid as soon as administratively practicable following the Change in Control. In the event that a participant is entitled to a Normal Retirement Benefit or Disability Retirement Benefit at the time of a Change in Control, all such payments (or any remaining payments, with respect to any participant who is receiving payments under the SERP at the time of the Change in Control) will be made in a lump sum as soon as administratively practicable following such Change in Control (without regard to whether the participant otherwise is in pay status at the time of the Change in Control).

Participants in the SERP will be prohibited from competing with United Therapeutics or soliciting United Therapeutics’ employees for a period of twelve months following their termination of employment (or, if earlier, upon attainment of age 65). Violation of this covenant will result in the forfeiture of all benefits under the SERP.

The SERP is entirely unfunded. No assets of United Therapeutics have been designated to secure benefits under the plan. Benefits will be funded as they are paid to participants upon or after retirement, death or disability. United Therapeutics accounts for the SERP in accordance with SFAS No. 87, Employers Accounting for Pensions (SFAS 87), and related standards and interpretations. In accordance with SFAS 87, a material change in the plan, such as adding a participant which occurred in August 2006, requires a remeasurement of the Plan. For the nine months ended September 30, 2006, United Therapeutics recorded approximately $983,000 of expense related to the SERP, which was reported in selling, general and administrative and research and development expenses in the accompanying consolidated statements of operations. The expense is based on an expected service cost of approximately $1.6 million through December 31, 2006 using a discount rate of 6.2% on the expected future benefits. The original expected service cost through December 31, 2006 and original discount rate were $1.4 million and

6.4%, respectively. Since there are no plan assets, no interest on assets is assumed earned. With the addition of a participant and the change in discount rate, there is an Unrecognized Prior Service Cost of approximately $792,300 which will be amortized over the next 13 years, the average expected future service period of all the plan participants. In addition, there is unrealized loss of approximately $22,300 which will be amortized as an expense only when the cumulative unrecognized losses exceed 10% of Projected Benefit Obligations. Benefit payments are not expected to be paid over the next five years since no current participants will reach the age of 60 within this time period.

11. REPURCHASE OF UNITED THERAPEUTICS COMMON STOCK

Under a series of agreements entered into between 1998 and 2000, United Therapeutics licensed from Toray Industries, Inc. (Toray) certain exclusive rights to develop and market immediate-release and sustained-release formulations of beraprost, Toray’s oral prostacyclin for the treatment of certain vascular and cardiovascular indications. United Therapeutics issued 866,666 shares of its common stock to Toray under such agreements. In July 2006, in a privately negotiated transaction, United Therapeutics repurchased 766,666 shares of its common stock, par value $0.01 per share, from Toray for a cash purchase price of approximately $42.2 million (or $55.08 per share) pursuant to a stock purchase agreement between United Therapeutics and Toray. The purchase price was the average of the closing prices of United Therapeutics’ common stock for the 30 consecutive trading days ending on July 26, 2006. Toray retains ownership of 100,000 shares of United Therapeutics common stock. As discussed in United Therapeutics’ Annual Report on Form 10-K for the fiscal year ended December 31, 2005, upon Toray’s achievement of certain clinical milestones, United Therapeutics is obligated to grant options to Toray to purchase an additional 500,000 shares of United Therapeutics’ common stock at the then-current market price.

12. INVESTMENT IN AFFILIATES

As part of the AltaRex Corp. merger and reorganization with Nova Bancorp Investments Ltd. in February 2004, we received approximately 913,000 shares of Twin Butte Energy Ltd, (Twin Butte) a newly formed company. Twin Butte was not an operating entity and did not retain any substantial assets. As a result, we did not transfer any of our cost basis in AltaRex Corp. to Twin Butte. In 2006, as the result of a series of equity raises and acquisitions, the latest of which was a reverse take over with a publicly traded company, Twin Butte’s stock is now actively traded on the Toronto Stock Exchange. As of September 30, 2006, we own less than 1 percent of Twin Butte. We account for this investment as an available-for-sale security. The fair value of the investment was approximately $658,000 at September 30, 2006 based on quoted market prices. These changes in fair market value were reported as other comprehensive income or loss. The investment is recorded as a marketable investment on our consolidated balance sheet.

13. SUBSEQUENT EVENT

Convertible Senior Notes

On October 30, 2006, United Therapeutics issued $250 million of 0.50% Convertible Senior Notes due October 2011 (the Convertible Senior Notes). Proceeds from the offering, after deducting the initial purchaser's, Deutsche Bank Securities Inc. (Deutsche Bank), discount and commission and estimated expenses, were approximately $242.0 million. The Convertible Senior Notes were issued at par value and pay interest in cash semi-annually in arrears on April 15 and October 15 of each year, beginning on April 15, 2007. The Convertible Senior Notes are unsecured unsubordinated obligations and rank equally with all other unsecured and unsubordinated indebtedness. The Convertible Senior Notes have an initial conversion price of $75.2257 per share. The Convertible Senior Notes may only be converted: (i) anytime after July 15, 2011; (ii) during any calendar quarter commencing after the date of original issuance of the notes, if the closing sale price of United Therapeutics’ common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter preceding the quarter in which the conversion occurs is more than 120% of the conversion price of the notes in effect on that last trading day; (iii) during the ten consecutive trading-day period following any five consecutive trading-day period in which the trading price for the notes for each such trading day was less than 95% of the closing sale price of our common stock on such date multiplied by the then current conversion rate; or (iv) if specified significant distributions to holders of United Therapeutics’ common stock are made, specified corporate transactions occur, or United Therapeutics’ common stock ceases to be approved for listing on The NASDAQ Global Select Market (NASDAQ) and is not listed for trading on another U.S. national or regional securities exchange. Upon conversion, a holder will receive: (i) cash equal to the lesser of the principal amount of the note or the conversion value and (ii) to the extent the conversion value exceeds the principal amount of the note, shares of United Therapeutics’ common stock. In addition, upon a change in control, as defined in the indenture under which the Convertible Senior Notes have been issued, the holders may require United Therapeutics to purchase all or a portion of their Convertible Senior Notes for 100% of the principal amount of the Convertible Senior Notes plus accrued and unpaid interest, if any, plus a number of additional shares of United Therapeutics’ common stock, as set forth in the related indenture. The indenture under which the Convertible Senior Notes were issued contains customary covenants.

Under a stock repurchase program to repurchase up to 4 million shares of United Therapeutics’ common stock, approved by the Board of Directors on October 17, 2006, a total of approximately 1.8 million shares were repurchased with approximately $112.4 million of the net proceeds from the issuance of the Convertible Senior Notes, based on the closing price of the common stock on October 24, 2006 of $62.17.

Concurrent with the issuance of the Convertible Senior Notes, United Therapeutics purchased call options on its common stock in a private transaction. The call options allow United Therapeutics to receive up to approximately 3.3 million shares of its common stock from counterparties, equal to the amount of common stock related to the excess conversion value that United Therapeutics would pay to the holders of the Convertible Senior Notes upon conversion. These call options will terminate upon the earlier of the maturity dates of the related Convertible Senior Notes or the first day all of the related Convertible Senior Notes are no longer outstanding due to conversion or otherwise. The call options, which cost approximately $80.8 million ($46.3 million net of tax benefit), will be recorded as a reduction of shareholders’ equity.

In a separate transaction, United Therapeutics sold warrants to issue shares of its common stock at an exercise price of $105.689 per share. Pursuant to this transaction, warrants for approximately 3.3 million shares of United Therapeutics’ common stock were issued. If the average price of United Therapeutics’ common stock during a defined period, ending on or about the respective settlement dates, exceeds the exercise price of the warrants, the warrants will be settled in shares of United Therapeutics’ common stock.  Proceeds received from the issuance of the warrants totaled approximately $45.4 million and were recorded as an addition to shareholders’ equity.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and related notes appearing in our Annual Report on Form 10-K for the year ended December 31, 2005. The following discussion contains forward-looking statements made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995, including the statements listed under “Item 1A—Risk Factors”. These statements are based on our beliefs and expectations as to future outcomes and are subject to risks and uncertainties that could cause our results to differ materially from anticipated results. Factors that could cause or contribute to such differences include those discussed below and as described in our Annual Report on Form 10-K for the year ended December 31, 2005, under “Item 1A—Risk Factors—Forward-Looking Statements”, and the other cautionary statements, cautionary language and risk factors set forth in other reports and documents filed with the Securities and Exchange Commission. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise.

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

United Therapeutics Products and Services

Our lead product is Remodulin, a prostacyclin analog. Our prostacyclin analog acts as a stable synthetic form of prostacyclin, an important molecule produced by the body that has powerful effects on blood-vessel health and function. On May 21, 2002, the United States Food and Drug Administration (FDA) approved subcutaneous (injection under the skin) use of Remodulin (treprostinil sodium) for the treatment of pulmonary arterial hypertension (PAH) in patients with NYHA class II-IV symptoms to diminish symptoms associated with exercise. PAH is a life-threatening condition characterized by elevated blood pressures between the heart and lungs.

As a condition of Remodulin’s Subpart H accelerated approval, we were required to perform a post-marketing Phase IV clinical study to confirm the clinical benefits of Remodulin. In August 2005, we performed an interim assessment after 22 patients completed the study. The results of the interim assessment, as analyzed by an independent statistician, were positive. The p value was 0.0002; this means that the likelihood that the achieved result was incorrect was two out of ten thousand. Specifically, 13 of the 14 patients (93%) receiving Remodulin were able to successfully transition from Flolan, which they had previously been using to treat their condition, and complete the study without the need to institute rescue therapy. In addition, 1 of the 8 patients (13%) receiving a placebo was able to successfully transition from Flolan. Based on this positive outcome, we submitted the interim study results to the FDA in July 2005 with a supplement filed in October 2005. In March 2006, the FDA agreed that we had satisfied our obligation to perform the post-marketing Phase IV clinical study and that the study confirmed the clinical benefits of Remodulin.

In November 2004, the FDA approved intravenous (through a vein or artery) infusion of Remodulin for patients who are not able to tolerate a subcutaneous infusion. This approval was based on data establishing the bioequivalence of intravenous with subcutaneous Remodulin. In March 2006, the FDA also approved the use of Remodulin for patients requiring transition from Flolan, the only other FDA-approved intravenous prostacyclin. Remodulin has been approved for intravenous use in Canada and Israel. Marketing authorization applications are currently under review in other countries.

Remodulin for subcutaneous use is approved in most of Europe, Canada, Israel, Australia and several countries in South America. The mutual recognition process to obtain approvals from European Union member countries for subcutaneous use of Remodulin was completed in August 2005, with positive decisions received from most European Union countries. We withdrew applications in Ireland, Spain and the United Kingdom and are engaged in regulatory discussions concerning the timing of resubmission in these three countries. Although these decisions were made in August 2005, the approving European countries may not provide formal action letters and pricing approvals required for the commercial sales of Remodulin for up to one to two years, or longer. We can give no assurances as to the timing and receipt of the formal action letters and pricing approvals from European countries, or the outcome of applications in other countries. To date, we have received formal action letters and pricing approvals from France, Portugal, Sweden, Chile and Argentina. Formal action letters have also been received from Austria, Belgium, Czech Republic, Denmark, Estonia, Germany, Greece, Iceland, Luxembourg, Netherlands, Slovakia and Peru.

We have generated revenues from sales of Remodulin and arginine products (which deliver an amino acid that is necessary for maintaining cardiovascular function) in the United States and other countries. In addition, we have generated revenues from telemedicine products and services, primarily designed for patients in the United States with abnormal heart rhythms called cardiac arrhythmias and poor blood flow to the heart, a condition known as ischemic heart disease. We have funded our operations from the proceeds of sales of our common stock and from revenues generated from the sales of our products and services.

Remodulin Marketing and Sales

Remodulin is currently marketed by our own staff of approximately 20 employees. Our marketing team interacts directly with physicians and their staff comprised mainly of pulmonologists and cardiologists who specialize in treating pulmonary arterial hypertension. We face stiff competition from several other companies that market and sell competing therapies and expect the competition to continue growing.

Remodulin is sold to patients in the United States by Accredo Therapeutics, Inc. (a wholly owned subsidiary of Medco Health Solutions, Inc.), CuraScript (a wholly owned subsidiary of Express Scripts, Inc. and formerly Priority Healthcare Corporation), and Caremark, Inc., and outside of the United States by various international distributors. We sell Remodulin in bulk shipments to these distributors. The United States-based distributors typically place one order per month, usually prior to the middle of the month. The timing and extent of our sales of Remodulin are impacted by the timing and extent of these bulk orders from distributors. Bulk orders placed by our distributors are based on their estimates of the amount of drug required for current and newly starting patients, as well as maintaining an inventory that can meet approximately thirty to sixty days’ demand as a contingent supply. This inventory must be maintained in accordance with the distributors’ contractual obligations because discontinuation of therapy can be life-threatening to patients. Because of the contractual requirements for inventory maintenance, sales of Remodulin to distributors in any given quarter may not be indicative of patient demand in that quarter. Sales of Remodulin and associated pumps and supplies are recognized as revenue when delivered to our distributors.

Effective July 1, 2006, United Therapeutics increased the selling price of Remodulin to its United States based distributors. The price was increased approximately 3.5 percent to $67.25 per milligram, and applies to sales of Remodulin made on or after July 1, 2006.

Remodulin Manufacturing

We are in the process of transferring our treprostinil manufacturing operations from Chicago, Illinois, to our new facility in Silver Spring, Maryland. This transfer is expected to be completed during the first half of 2007. Historically, we have made treprostinil beginning with basic compounds that were either manufactured by us or purchased from vendors, advancing these compounds through a complex chemical synthesis process. We will be modifying our manufacturing process for treprostinil in our new facility to instead begin with advanced intermediate compounds. Advanced intermediate compounds are those compounds that are typically found at the later stages of our manufacturing process. This change is being made to address anticipated future demand for treprostinil in both our clinical and commercial programs. We have identified up to three vendors that have a greater manufacturing capacity to make these intermediate compounds than we do. These vendors also have the ability to manufacture these compounds less expensively than if we did so ourselves. As a result, we have begun receiving bulk shipments of these intermediate compounds from these vendors. To the extent that these intermediate compounds will be used for research and development programs, the cost of these compounds will be expensed when received. Intermediate compounds that will be used for commercial purposes will be placed into raw materials inventory.

Future Prospects

While we have been profitable in each quarter since April 1, 2004, we incurred net losses for all quarters from inception through March 31, 2004. At September 30, 2006, we had an accumulated deficit of approximately $96.9 million. Future profitability will depend on many factors, including the price, level of sales, level of reimbursement by public and private insurance payers, the impact of competitive products and the number of patients using Remodulin and other currently commercialized products and services, as well as the results and costs of research and development projects.

Major Research and Development Projects

Our major research and development projects are focused on the use of treprostinil to treat cardiovascular diseases, immunotherapeutic monoclonal antibodies (antibodies that activate a patient’s immune response) to treat a variety of cancers and glycobiology antiviral agents (a novel class of small molecules that may be effective as oral therapies) to treat infectious diseases, such as hepatitis, Dengue Fever, and Japanese encephalitis.

Cardiovascular Disease Projects

Subcutaneous use of Remodulin was approved by the FDA in May 2002 for the treatment of PAH in NYHA Class II-IV patients to diminish symptoms associated with exercise. Material net cash inflows from the sales of Remodulin for PAH commenced in May 2002 after we received FDA approval.

Remodulin was also approved in most of Europe, Canada, Israel, Australia and several countries in South America for similar uses. Marketing authorization applications are currently under review in other countries.

In March 2005, we commenced a 12-week placebo-controlled trial of intravenous Remodulin in patients with PAH to further assess the clinical benefits of Remodulin. The trial was conducted in India and was designed to enroll up to 126 patients. Interim results of this trial were to be analyzed after 33, 66 and 99 patients completed the trial. In August 2005, after enrolling approximately 45 patients, we suspended enrollment of new patients, per the recommendation of the trial’s independent Data Safety Monitoring Board, a panel of independent experts. Preliminary results from the 45 patients were positive (p=0.008). After 12 weeks, patients who took Remodulin walked, on average, 83 meters further in a six-minute time period than patients who took a placebo. The six-minute walk test is one of the typical benchmark tests of cardiovascular health.

We are in an early stage of developing oral formulations and a later stage of developing inhaled formulations of treprostinil, the active ingredient in Remodulin. During 2004, we completed dosage studies of oral formulations of treprostinil in healthy volunteers. We filed an Investigational New Drug Application in January 2005 to perform an additional Phase I healthy volunteer study. In July 2005, the European Medicines Agency announced that oral treprostinil had been granted orphan product status in the European Union. Drugs with orphan status generally receive prioritized reviews when approval applications are filed and may have longer periods of protection against competition from generic drugs. Two multi-national placebo-controlled clinical trials of oral treprostinil in patients with PAH commenced in October 2006. One trial, FREEDOM-C, will be a 16-week study of up to 300 patients currently on background therapy using Revatio® or Tracleer® or a combination of both. The second trial, FREEDOM-M, will be a 12-week study of up to 150 patients who are not on any background therapy. Both trials will be conducted in approximately 50 centers.

During 2004 and 2005, independent clinical investigators in Europe and the United States performed small uncontrolled trials of inhaled formulations of treprostinil in patients with PAH. In April 2004, the European Medicines Agency granted an orphan designation of inhaled treprostinil for the treatment of pulmonary arterial hypertension and chronic thromboembolic pulmonary hypertension. In June 2005, Lung Rx, Inc., a subsidiary of United Therapeutics, commenced a 12-week placebo-controlled trial of inhaled treprostinil in at least 150 patients with PAH who are also being treated with Tracleer. The trial is known as TRIUMPH-1, Treprostinil Inhalation Used in the Management of Pulmonary Hypertension, and is currently being conducted at approximately 36 centers in the United States and Europe. In May 2006, the FDA agreed to permit the inclusion of patients with PAH who are also being treated with Revatio, to expand the trial size to at least 200 patients, and to permit the assessment of efficacy after 150 patients have completed the trial. At the current rate of enrollment, we do not intend to conduct this interim efficacy assessment. As a result, the TRIUMPH-1 trial is expected to conclude when 200 evaluable patients have completed the study, which is expected upon the enrollment of approximately 220 patients overall. As of September 30, 2006, approximately 120 patients had been enrolled in this trial. As of October 31, 2006, approximately 135 patients have been enrolled in this trial.

We are also developing beraprost, an oral analog of prostacyclin, for PAH. We are currently awaiting a sustained release formulation from our license partner, Toray Industries, Inc.

We incurred expenses of approximately $6.2 million and $5.6 million during the three months ended September 30, 2006 and 2005, respectively, on Remodulin development. We incurred expenses of approximately $21.7 million and $14.6 million during the nine months ended September 30, 2006 and 2005, respectively, on Remodulin development. Approximately $182.6 million from inception to date has been incurred on Remodulin development.

Cancer Disease Projects

Our monoclonal antibody immunotherapies were licensed in April 2002 from AltaRex Medical Corp. OvaRex® MAb (OvaRex) is the lead product and is currently being studied in two identical Phase III clinical trials in advanced ovarian cancer (Stage III and IV) patients. These studies, which commenced in January 2003, are being conducted at approximately 60 centers throughout the United States. In June 2006, these trials were fully enrolled. These studies could take up to an additional year or longer to complete, depending on how long it takes for each study to reach at least 118 relapse events. As of October 20, 2006, the reported number of relapse events was 117 and 96, respectively, in each of the trials. We incurred expenses of approximately $2.7 million and $2.2 million during the three months ended September 30, 2006 and 2005, respectively, on OvaRex development. We incurred expenses of approximately $7.2 million and $5.9 million during the nine months ended September 30, 2006 and 2005, respectively, on OvaRex development. Approximately $39.6 million from inception to date has been incurred on OvaRex development.

Infectious Disease Projects

Our infectious disease program includes glycobiology antiviral drug candidates in the preclinical and clinical stages of testing. The drugs in this program are being developed for hepatitis C, hepatitis B, Dengue Fever and Japanese encephalitis virus. We completed acute and chronic Phase I clinical dosing studies using UT-231B, for the treatment of hepatitis C, to assess safety in healthy volunteers in early 2003. We initiated Phase II clinical studies in patients infected with hepatitis C in July 2003 and completed those studies in October 2004. In that trial, UT-231B did not demonstrate efficacy against hepatitis C in a population of patients that previously failed conventional treatments. We are now conducting preclinical testing of additional glycobiology drug candidates. We incurred expenses of approximately $181,000 and $400,000 during the three months ended September 30, 2006 and 2005, respectively, for our infectious disease programs. We incurred expenses of approximately $549,000 and $3.0 million during the nine months ended September 30, 2006 and 2005, respectively, for our infectious disease programs. Approximately $35.5 million from inception to date has been incurred for infectious disease programs.

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

•       Other ongoing or new clinical trials sponsored by other drug companies or ourselves may reduce the number of patients available for our studies;

•       Patients may not enroll in the studies at the rate we expect;

•       The FDA, international regulatory authorities or local internal review boards may delay or withhold approvals to commence clinical trials or to manufacture drugs;

•       The FDA or international regulatory authorities may request that additional studies be performed;

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

Financial Position

Cash, cash equivalents and marketable investments (including all unrestricted and restricted amounts and all amounts classified as current and non-current) at September 30, 2006, were approximately $204.5 million, as compared to approximately $191.0 million at December 31, 2005. The increase of approximately $13.5 million was due primarily to cash provided by operating activities and proceeds from the exercise of stock options: $56.4 million and $11.2 million, respectively, reduced by cash paid to repurchase our common stock from Toray and to purchase property and equipment of approximately $42.2 million and $13.1 million, respectively. Restricted marketable investments and cash pledged to secure our obligations under the synthetic operating lease (discussed below under Off Balance Sheet Arrangement) at September 30, 2006, totaled approximately $38.8 million, as compared with approximately $20.7 million at December 31, 2005.

Accounts receivable, net of allowances at September 30, 2006 were approximately $17.8 million, as compared to approximately $13.9 million at December 31, 2005. The increase was due primarily to increased sales of Remodulin.

Prepaid expenses and other current assets at September 30, 2006, were approximately $3.4 million, as compared to approximately $6.4 million at December 31, 2005. The decrease was primarily due to the expensing of a portion of those assets used in operations during 2006.

Property, plant and equipment at September 30, 2006, were approximately $33.1 million as compared to $21.8 million at December 31, 2005. The increase was due to the purchase of land and a building adjacent to our Silver Spring, Maryland headquarters in May 2006 for approximately $1.8 million, the purchase of land in the Research Triangle Park, North Carolina in June 2006 for approximately $3.2 million, pre-construction costs on our facility projects in Maryland and North Carolina of approximately $2.8 million, and the purchase of laboratory equipment for the new laboratory facility in Silver Spring, Maryland of approximately $3.1 million.

Other intangible assets, net, at September 30, 2006, were approximately $3.2 million, as compared to approximately $5.5 million at December 31, 2005. The decrease was due primarily to the impairment of the HeartBar trade name, as commercial activities for that product were discontinued in January 2006.

Investments in affiliates at September 30, 2006, were approximately $4.9 million, as compared to approximately $8.3 million at December 31, 2005. The decrease was due primarily to a decrease in the fair market value of our investment in ViRexx Medical Corp. (formerly AltaRex Medical Corp.), based on quoted market prices.

Deferred tax assets (including amounts classified as current and non-current) at September 30, 2006, were approximately $7.8 million, as compared to approximately $19.7 million at December 31, 2005. The decrease was due to the recognition of deferred tax expense during the nine-month period ended September 30, 2006.

Accrued expenses at September 30, 2006, were approximately $14.5 million, as compared to approximately $10.4 million at December 31, 2005. The increase was due primarily to accrued expenses for royalty fees, Medicaid rebates, and bonuses.

Other current liability at September 30, 2006, was approximately $1.8 million, as compared to none at December 31, 2005. The amount represents the remaining balance of a final draw received in May 2006 from Wachovia Development Corporation under the synthetic operating lease agreements to fund the remaining cost of constructing the laboratory facility in Silver Spring, Maryland.

Total stockholders’ equity at September 30, 2006 was approximately $275.0 million, as compared to $275.1 million at December 31, 2005. For the nine-month period, increases to stockholders’ equity resulted from net income, proceeds from stock option exercises, and the recognition of stock option expense, approximately $18.5 million, $11.2 million and $13.9 million, respectively, which were offset by the $42.2 million spent to repurchase 766,666 shares of our common stock from Toray.

Results Of Operations

Three months ended September 30, 2006 and 2005

Revenues for the three months ended September 30, 2006, were approximately $40.4 million, as compared to approximately $33.0 million for the three months ended September 30, 2005. The increase of approximately $7.4 million was due primarily to growth in sales of Remodulin to our distributors.

The following sets forth our revenues by source for the periods presented (in thousands).

	Revenues for the Three Months Ended September 30,
	2006	2005
Remodulin	$38,817	$31,352
Telemedicine services and products	1,511	1,484
Other products	69	109
License fees	—	65
Total revenues	$40,397	$33,010

For the three months ended September 30, 2006 and, 2005, approximately 90 percent and 92 percent of our revenues, respectively, were earned from three customers located in the United States.

Effective July 1, 2006, we increased the selling price of Remodulin to its United States based distributors. The price was increased approximately 3.5 percent and applies to sales of Remodulin made on or after July 1, 2006.

Total revenues are reported net of estimated government rebates, fees due to distributors for services, and prompt pay discounts. We pay government rebates to state Medicaid agencies that pay for Remodulin. Historically, we estimated our liability for such rebates based on the volume of Remodulin dispensed to Medicaid patients as reported to us by our distributors and the expected rebate per unit of Remodulin as determined by us in accordance with federal guidelines. Since April 1, 2005, we have estimated our liability for such rebates based on the historical level of government rebates invoiced by state Medicaid agencies relative to U.S. sales of Remodulin. Prompt pay discounts are offered on sales of Remodulin if the related invoices are paid in full generally within 30 days from the date of sale. We estimated our liability for prompt pay discounts based on historical payment patterns.

A roll forward of the liability accounts associated with estimated government rebates, fees to distributors for services, and prompt pay discounts as well as the net amount of reductions to revenues for these items are presented as follows (in thousands):

	Three Months Ended September 30,
	2006	2005
Liability accounts, at beginning of period	$2,264	$1,825
Additions to liability attributed to sales in:
Current period	2,298	1,795
Prior period	—	—
Payments or reductions attributed to sales in:
Current period	(452)	(340)
Prior period	(1,780)	(1,488)
Liability accounts, at end of period	$2,330	$1,792
Net reductions to revenues	$2,298	$1,795

During the three months ended September 30, 2006 and 2005, product returns were none and approximately $1,500, respectively.

Research and development expenses consist primarily of salaries and related expenses, costs to acquire pharmaceutical products and product rights for development and amounts paid to contract research organizations, hospitals and laboratories for providing services and materials for drug development and clinical trials. Research and development expenses were approximately $11.9 million for the three months ended September 30, 2006, as compared to approximately $9.4 million for the three months ended September 30, 2005. The increase was due primarily to increased expenses for treprostinil-related programs of approximately $578,000 and employee stock option expense of approximately $1.6 million from the adoption of SFAS No. 123(R) effective January 1, 2006.  See Major Research and Development Projects above, for additional information regarding our research programs.

Selling, general and administrative expenses consist primarily of salaries, travel, advertising, conferences and meetings, office expenses, insurance, professional fees, provision for doubtful accounts receivable, depreciation and amortization. Selling, general and administrative expenses were approximately $12.9 million for the three months ended September 30, 2006, as compared to approximately $5.6 million for the three months ended September 30, 2005. The increase in selling, general and administrative expenses was due primarily to approximately $2.7 million of employee stock option expense related to our adoption of SFAS No. 123(R), and an increase in marketing related expenses of approximately $2.2 million, representing an increase in marketing staff and marketing initiatives, an increase in non-marketing related salaries of approximately $983,000 (mainly due to an increase in headcount and salary increases) and an increase in rent and other operating expenses, primarily due to the opening of the new laboratory facility in Silver Spring, Maryland, of approximately $947,000.

Cost of product sales consists of the cost to manufacture or acquire products that are sold to customers. Cost of service sales consists of the salaries and related overhead necessary to provide telemedicine services to customers.  Cost of product sales was approximately 9% of net product sales for each of the three months ended September 30, 2006 and 2005.  Cost of service sales was approximately 36% of service sales for each of the three months ended September 30, 2006 and 2005.

Interest income for the three months ended September 30, 2006, was approximately $2.7 million, as compared to interest income of approximately $1.4 million for the three months ended September 30, 2005. The increase was due primarily to an increase in cash available for investing during 2006 and higher market interest rates.

Equity loss in affiliate represents our share of Northern Therapeutics, Inc.’s (Northern) losses. The equity loss in affiliate was approximately $20,000 for the three months ended September 30, 2006, as compared to approximately $189,000 for the three months ended September 30, 2005. Northern’s loss was due primarily to expenditures for its cell-based gene transfer technology research for pulmonary hypertension.  The decrease in the loss, as compared to prior periods, was due to the recognition of tax credits to be paid to Northern for R&D activities.

An income tax expense of approximately $5.6 million was recognized for the three months ended September 30, 2006, as compared to none for the three months ended September 30, 2005. For the three months ended September 30, 2005, we did not report tax expense due to our limited history of profitability resulting in a full valuation allowance on our deferred tax assets and the availability of net operating loss deductions at that time.

Nine months ended September 30, 2006 and 2005

Revenues for the nine months ended September 30, 2006 were approximately $113.8 million, as compared to approximately $86.3 million for the nine months ended September 30, 2005. The increase of approximately $27.5 million was due primarily to growth in sales of Remodulin to our distributors.

The following sets forth our revenues by source for the periods presented (in thousands):

	Revenues for the Nine Months Ended September 30,
	2006	2005
Remodulin	$108,651	$81,272
Telemedicine services and products	4,824	4,250
Other products	331	490
License fees	—	262
Total revenues	$113,806	$86,274

For the nine months ended September 30, 2006 and, 2005, approximately 89 percent and 90 percent of our revenues, respectively, were earned from three customers located in the United States.

A roll forward of the liability accounts associated with estimated government rebates, fees to distributors for services, and prompt pay discounts as well as the net amount of reductions to revenues for these items are presented as follows (in thousands):

	Nine Months Ended September 30,
	2006	2005
Liability accounts, at beginning of period	$1,590	$2,121
Additions to liability attributed to sales in:
Current period	6,900	4,801
Prior period	—	—
Payments or reductions attributed to sales in:
Current period	(4,658)	(3,511)
Prior period	(1,502)	(1,619)
Liability accounts, at end of period	$2,330	$1,792
Net reductions to revenues	$6,900	$4,801

Product returns were due to arginine products and totaled none and approximately $3,000 during the nine months ended September 30, 2006 and 2005, respectively.

Research and development expenses were approximately $39.2 million for the nine months ended September 30, 2006, as compared to approximately $26.6 million for the nine months ended September 30, 2005. The increase in expenses was due primarily to increased expenses for treprostinil-related programs of approximately $7.8 million, primarily in our oral program, the adoption of SFAS No. 123(R) effective January 1, 2006, which resulted in the recognition of employee stock option expense of approximately $4.6 million, an increase in expenses of approximately $1.4 million related to stock option expense for option grants to scientific advisory board members, and an increase in spending in our cancer program of approximately $1.3 million.  These increases were offset by a reduction of approximately $2.4 million in expenses associated with our infectious diseases research program.  See Major Research and Development Projects, above, for additional information regarding our research programs.

Selling, general and administrative expenses were approximately $34.8 million for the nine months ended September 30, 2006, as compared to approximately $18.0 million for the nine months ended September 30, 2005. The increase in selling, general and administrative expenses was due primarily to approximately $6.9 million of employee stock option expense related to our adoption of SFAS No. 123(R).  Also contributing to this expense increase were an increase in marketing related expenses of approximately $4.9 million, representing an increase in marketing staff and marketing initiatives, an increase in non-marketing related salaries (mainly due to an increase in headcount and salary increases) of approximately $2.3 million and an increase in rent and other operating expenses, primarily due to the opening of the new laboratory facility in Silver Spring, Maryland, of approximately $1.3 million.

An impairment of intangible assets related to the HeartBar product trade name totaling approximately $2.0 million was recorded during the nine months ended September 30, 2006. This impairment was required since the HeartBar product was discontinued in January 2006 and is no longer sold. The decision to discontinue HeartBar did not impact other aspects of our arginine business, which includes sales of non-HeartBar arginine products and license royalties from third parties selling arginine based products. We made this decision after evaluating recent clinical trial results and market potential, among other things.

Cost of product sales was approximately 10% of net product sales for the nine months ended September 30, 2006, which is consistent with approximately 9% for the nine months ended September 30, 2005.  Cost of service sales was approximately 35% of service sales for the nine months ended September 30, 2006, as compared to approximately 40% for the nine months ended September 30, 2005. The improvement in the cost of service sales as a percentage of service revenues was due to the growth in telemedicine service sales during 2006 as compared to the same period in 2005 with no corresponding increase in costs.

Interest income for the nine months ended September 30, 2006 was approximately $7.0 million, as compared to interest income of approximately $3.6 million for the nine months ended September 30, 2005. The increase was due primarily to an increase in cash available for investing during 2006, and increased market interest rates.

Equity loss in affiliate represents our share of Northern’s losses. The equity loss in affiliate was approximately $398,000 for the nine months ended September 30, 2006, as compared to approximately $564,000 for the nine months ended September 30, 2005. Northern’s loss was due primarily to expenditures for its cell-based gene transfer technology research for pulmonary hypertension.

An income tax expense of approximately $13.7 million was recognized for the nine months ended September 30, 2006, as compared to none for the nine months ended September 30, 2005. For the nine months ended September 30, 2005, we did not report tax expense due to our limited history of profitability resulting in a full valuation allowance on our deferred tax assets and the availability of net operating loss deductions at that time.

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

On October 30, 2006, we closed the sale of $250.0 million aggregate principal amount of 0.50% Convertible Senior Notes due 2011.  We received proceeds from the offering, after deducting Deutsche Bank Securities Inc.’s discount and commissions and estimated expenses, of approximately $242.0 million.  We used approximately $35.4 million of the net proceeds to pay the net cost of the derivative note hedge and warrant transactions entered into in connection with the issuance of the notes and used approximately $112.4 million to repurchase approximately 1.8 million outstanding shares of our common stock, in a privately-negotiated transaction.  See “Part II—Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds” for additional information.  We intend to use the remainder of the net proceeds for working capital or other general corporate purposes, which may include acquisitions, strategic investments or joint venture arrangements.

In February 2005, we filed a primary shelf registration statement with the SEC to enable us to offer and sell up to five million shares of our common stock from time to time in one or more offerings. The shelf registration statement was withdrawn in March 2006 and is no longer effective.

Our working capital at September 30, 2006 was approximately $160.2 million, as compared to approximately $152.2 million at December 31, 2005.

At September 30, 2006, restricted cash and marketable investments pledged to secure our obligations under the synthetic operating lease (discussed below under Off Balance Sheet Arrangement) totaled approximately $38.8 million, as compared with approximately $20.7 million at December 31, 2005. The increase in restricted cash and marketable investments was due to additional funds placed in these accounts to provide adequate collateral under the lease.

Net cash provided by operating activities was approximately $56.4 million for the nine months ended September 30, 2006, as compared to approximately $35.6 million for the nine months ended September 30, 2005. The increase in cash provided by operating activities was due primarily to growth in sales and collections of Remodulin. For the nine months ended September 30, 2006, we invested approximately $13.1 million in cash for property, plant and equipment (mainly for new properties, equipment for the new facility in Silver Spring, Maryland, and preconstruction related expenses, of approximately $5.0 million, $3.1 million and $2.8 million, respectively), as compared to approximately $4.2 million in the nine months ended September 30, 2005. For the nine-month periods ended September 30, 2006 and 2005, we received approximately $11.2 million and $11.1 million in stock option exercise proceeds, respectively.

We made milestone payments totaling $20,000 pursuant to existing license agreements during each of the nine months ended September 30, 2006 and 2005. We are obligated to make royalty payments on sales of Remodulin which exceed annual net sales of $25.0 million and on all arginine products. Royalties on sales of all products currently marketed range up to 10 percent of sales of those products.

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

We recognized income tax expense of approximately $5.6 million and none for the three-month periods ended September 30, 2006 and 2005, due primarily to our expectation of incurring taxable income during 2006. We also recognized income tax expense of approximately $13.7 million and none for the nine-month periods ended September 30, 2006 and 2005, due primarily to our expectation of incurring taxable income during 2006.

At September 30, 2006, we had for federal income tax purposes net operating loss carryforwards of approximately $71.5 million and business tax credit carryforwards of approximately $31.3 million which expire at various dates from 2012 through 2024. Approximately, $70.8 million of the net operating loss carryforwards is attributable to exercised stock options, the benefit of which, when realized, directly increases additional paid-in-capital. Business tax credits can offset future tax liabilities and arise from qualified research expenditures. We have been and may continue to be subject to federal alternative minimum tax and state income taxes, even though we have significant net operating loss and tax credit carryforwards.

Section 382 of the Internal Revenue Code limits the utilization of net operating losses when ownership changes occur as defined by that section. We have reviewed our ownership change position pursuant to Section 382 and have determined that ownership changes occurred in December 1997, June 1999, and November 2004 and, as a result, the utilization of certain of our net operating loss carryforwards may be limited. However, we do not expect any significant portion of our net operating loss carry forwards or business tax credits to expire unused. A portion of the net operating loss carryforwards continues to be reserved through a valuation allowance as of September 30, 2006.

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

Wachovia receives rents from us, generally based on applying the 30-day LIBOR rate plus approximately 55 basis points to the amount funded by Wachovia towards the construction of the laboratory. These monthly rents commenced when the laboratory construction was completed and will continue until the termination of the lease in May 2011. Upon termination of the lease, we will generally have the option of renewing the lease (subject to approval of both parties), purchasing the laboratory at a price approximately equal to the funded construction cost, or selling it and repaying Wachovia the cost of its construction. We have guaranteed that if the laboratory is sold, Wachovia will receive at least 86 percent of the amount it funded towards the construction.

In addition, we pledged, as collateral, a portion of our marketable investments to secure our lease obligations. At September 30, 2006, approximately $38.8 million of marketable investments and cash were pledged as collateral and are reported as restricted marketable investments and cash in our consolidated balance sheet.

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

Rent payments under the laboratory lease commenced in May 2006, after completion of construction, and will continue through termination of the lease in May 2011. Upon the completion of the building in May 2006, Wachovia advanced to us the remaining funds available for construction due to the lengthy process involved in finalizing construction costs. When the final construction costs have been agreed upon, any remaining funds that were advanced will be returned to Wachovia. It is anticipated that the finalization of construction costs will be completed in late 2006. Until then, the rent payments will be based on the full $32.0 million lease facility. Upon the return of unspent funds, the remaining rent payments will be based on the actual funded costs of the building. At September 30, 2006, the remaining construction advance totaled approximately $1.8 million and is classified as other current liability in the balance sheet.

Based on construction costs of approximately $32.0 million and the current effective rate of approximately 5.9 percent (equivalent to the current 30-day LIBOR rate plus approximately 55 basis points at September 30, 2006), the rents to be paid approximate $1.9 million annually. In addition, Wachovia paid us ground rent in June 2004 covering the period through May 2011 and totaling an aggregate of approximately $307,000. This amount is being recognized as income ratably through May 2011.

We guaranteed a minimum residual value of the laboratory facility. This guaranteed residual is generally equal to 86 percent of the amount funded by Wachovia towards construction. If, at the end of the lease term, we do not renew the lease or purchase the improvements, then the building will be sold to a third party. In that event, we have guaranteed that Wachovia will receive at least this residual value amount. The maximum potential amount of this guarantee is approximately $27.5 million, equivalent to 86 percent of expected total construction costs of $32.0 million. We have reported this guarantee as a non-current asset (prepaid rent) and non-current liability (other liability). We have estimated the fair value of this guarantee liability and the corresponding asset at approximately $776,000, net of accumulated amortization at September 30, 2006.

In October 2006, we and Wachovia entered into an amendment to the laboratory lease, which eliminates a covenant that we maintain a consolidated current ratio of not less than 1.2:1.0. The laboratory lease and other agreements continue to require, among other things, that we maintain a consolidated net worth of at least $70.0 million. The agreements contain other covenants and conditions with which we must comply throughout the lease periods and upon termination of the lease. If we were unable to comply with these covenants and conditions, the agreements could terminate if the noncompliance was uncured and the parties could not agree otherwise. A termination of these agreements could result in our acquisition of the improvements from Wachovia or the loss of our liquid collateral.

In March 2005, we entered into a construction management agreement with Turner Construction Company (Turner) under which Turner became responsible for the construction of the facility. The agreement contains a guaranteed maximum price clause in which Turner agreed that the construction cost of the facility will not exceed approximately $27.0 million, which amount is subject to change based on agreed-upon changes to the scope of work. Turner is responsible for covering any costs in excess of the guaranteed maximum price guarantee.

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

At each reporting date, we consider whether it is more-likely-than-not that some portion or all of the net deferred tax asset is realizable. If the net deferred tax asset is not fully realizable, then a valuation allowance is established to reduce the amount of net deferred tax asset reported in the balance sheet. Based on the weight of available evidence at September 30, 2006, it was determined that a partial valuation allowance totaling approximately $64.5 million was necessary at September 30, 2006.

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

Intangible Assets

We adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002, which eliminated the amortization of goodwill. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test that is performed on October 1 of each year. We continually evaluate whether events and circumstances have occurred that indicate that the remaining value of goodwill may not be recoverable. At September 30, 2006, we believed that goodwill was not impaired and therefore no impairment losses have been recorded. This conclusion is based on our judgment, taking into consideration expectations regarding future profitability and the status of the reporting units which have reported goodwill. However, changes in strategy or adverse changes in market conditions could impact this judgment and require an impairment loss to be recognized for the amount that the carrying value of goodwill exceeds its fair value.

On January 19, 2006, we decided to discontinue the sales, marketing and production of our HeartBar line of products, which are arginine-enriched dietary supplements. This discontinuance was effective immediately. The decision to discontinue HeartBar was not meant to impact other aspects of our arginine business, which include sales of non-HeartBar arginine products and license royalties from third parties selling arginine based products. This decision was made by us after evaluating recent clinical trial results and market potential, among other considerations.

In connection with this discontinuance, we recognized a non-cash impairment charge totaling approximately $2.0 million from the impairment of the HeartBar trade mark intangible in January 2006. The other intangible assets related to the arginine line of business, primarily patents, are not affected by this discontinuance.

Marketable Investments

Currently, we invest portions of our cash in marketable debt securities issued primarily by federally-sponsored agencies. Due to our intent and ability to hold these marketable debt investments until their maturities, these investments are reported at their amortized cost. We believe that we are able to hold these investments to maturity, due to the significant level of cash and cash equivalents that we have. If we did not have the ability and intent to hold these investments to maturity, we would have reported them in the consolidated balance sheets at their fair market values. At September 30, 2006, the amortized cost of these debt securities was approximately $107.8 million and their fair values were approximately $105.8 million.

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

We have utilized the Black-Scholes-Merton valuation model for estimating the fair value of the stock options granted during the nine months ended September 30, 2006, as well as for option grants during all prior periods. The Black-Sholes-Merton valuation model includes many assumptions that are subject to substantial judgments, such as risk-free rate of interest, expected dividend yield, expected volatility, expected term of options and expected forfeiture rate.

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

Expected Term of Options—This is the period of time that the options granted are expected to remain outstanding. United Therapeutics adopted SAB 107’s simplified method for estimating the expected term of share-based awards granted during the nine months ended September 30, 2006.

Expected Dividend Yield—United Therapeutics has never declared or paid dividends on its common stock and does not anticipate paying any dividends in the foreseeable future. As such, the dividend yield percentage is assumed to be zero.

Expected Forfeiture Rate—This is the estimated percentage of options granted that are expected to be forfeited or cancelled on an annual basis before becoming fully vested. United Therapeutics estimates the forfeiture rate based on historical forfeiture experience for similar levels of employees to whom options were granted.

Investments in Affiliates

The equity method of accounting is used to account for some of our investments in affiliates, including Northern. The equity method of accounting generally requires that we report our share of our affiliates’ net losses or profits in our financial statements, but does not require that assets, liabilities, revenues, and expenses of the affiliates be consolidated with our consolidated financial statements. The equity method of accounting is being applied generally due to the lack of control over these affiliates and the levels of ownership held by us. Although our investment in Northern exceeds 50 percent, minority shareholders possess substantive participating rights that preclude Northern’s financial statements from being consolidated.

On October 15, 2006, Lung Rx entered into an exclusive licensing agreement with Northern to obtain the developmental and commercial rights to Northern’s cell-based gene transfer technology for the treatment of PAH. Under the terms of the agreement, Lung Rx would assume the development activities of this technology upon the successful completion of the current Phase I trial, PHACeT, being conducted in Canada, by Northern. In addition, Lung Rx will pay Northern certain milestone payments during the PHACeT trial, totaling approximately $1.5 million, if the trial is successful. The first milestone payment of $250,000 was paid upon the execution of the licensing agreement. Upon successful commercial launch of a product using this technology, royalties would be due to Northern at various rates from 5 percent to 10 percent depending on sales level. These rates may be reduced for royalty payments made for other licenses implicated by the development or used in the commercial product and for certain other reasons, but in no event will the royalty rate be less than 3 percent.

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

Our investment in ViRexx Medical Corp. is accounted for as an available-for-sale security because its stock is publicly traded. We own less than 10 percent of ViRexx. Available-for-sale securities are reported at their fair values in the balance sheet. Changes in their fair values are reported as other comprehensive income or loss. Declines in values that are considered other-than-temporary are reported as losses in the statement of operations. The fair value of the investment was approximately $3.3 million and $6.2 million at September 30, 2006 and December 31, 2005, respectively, based on quoted market prices. These changes in fair market value were reported as other comprehensive income or loss.

As part of the AltaRex Corp. merger and reorganization with Nova Bancorp Investments Ltd. in February 2004, we received approximately 913,000 shares of Twin Butte Energy Ltd, (Twin Butte) a newly formed company. Twin Butte was not an operating entity and did not retain any substantial assets. As a result, we did not transfer any of our cost basis in AltaRex Corp. to Twin Butte. In 2006, as a result of a series of equity raises and acquisitions, the latest which was a reverse take over with a publicly traded company, Twin Butte’s stock is now actively traded on the Toronto Stock Exchange. As of September 30, 2006, we own less than 1 percent of Twin Butte. We account for this investment as an available-for-sale security. The fair value of the investment was approximately $658,000 at September 30, 2006 based on quoted market prices. These changes in fair market value were reported as other comprehensive income or loss. The investment is recorded as a marketable investment on our consolidated balance sheet.

Options Issued in Exchange for License

In June 2000, in connection with our license from Toray for the sustained release formulation of beraprost (an oral prostacyclin analog), we agreed to grant options to Toray to purchase 500,000 shares of our common stock upon Toray’s adequate documentation of sustained release beraprost in humans and its transfer of clinical trial material for use in clinical trials in the United States. These options will not be priced until Toray has met this milestone. If and when the milestone is met, the exercise price of the options will be set at the fair market value of our common stock at that time. Due to the uncertainties in drug development, it is not yet known if Toray will provide the appropriate clinical trial material. Therefore, in accordance with EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees, these options are measured at their lowest aggregate fair value at each interim reporting date, which amount has been zero. As a result, no expense related to these options has been recorded in the consolidated financial statements.

Lease of Laboratory Facility

In June 2004, we entered into a synthetic operating lease and related agreements with Wachovia to fund the construction of a laboratory facility in Silver Spring, Maryland. The construction of the laboratory facility was completed in May 2006. The total amount of the construction is expected to be $32.0 million. The laboratory facility is owned by Wachovia, which acts as the lessor. We are the lessee and pay rents to Wachovia now that the facility is completed. This arrangement is a form of off-balance sheet financing under which Wachovia funded 100 percent of the costs for the construction of the property and now leases the laboratory facility to us. We have provided a residual value guarantee to Wachovia that the residual value of the leased assets will be at least equal to a specified amount at lease termination.

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

Recent Accounting Pronouncements

Stock-Based Compensation

On December 16, 2004, the FASB issued a revision of SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (Opinion 25), and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. SFAS No. 123(R) was initially required to be implemented by July 1, 2005, but its effective date was delayed until January 1, 2006, by the Securities and Exchange Commission. Accordingly, we adopted SFAS No. 123(R) on January 1, 2006.

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

Inventory Costs

In December 2004, the FASB issued SFAS No. 151 Inventory Cost, which is an amendment to Accounting Research Bulletin No. 43, Restatement and Revision of Accounting Research Bulletins. SFAS No. 151 clarifies the accounting treatment of certain expenses for inventory costing. The new standard is effective for the first fiscal year beginning after June 15, 2005. We adopted this standard effective January 1, 2006, and it did not have a significant impact on our results of operations and financial condition.

Uncertain Tax Position

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN No. 48)—an interpretation of FASB Statement No. 109, Accounting for Income Taxes (SFAS No. 109). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective beginning with fiscal year 2007. We are currently evaluating the impact the adoption of FIN No. 48 will have on our consolidated financial statements.

Item 3.                        Quantitative and Qualitative Disclosures about Market Risk

At September 30, 2006, a substantial portion of our assets was comprised of debt securities issued by federally-sponsored agencies. The market value of these investments fluctuates with changes in current market interest rates. In general, as rates increase, the market value of a debt investment would be expected to decrease. Likewise, as rates decrease, the market value of a debt investment would be expected to increase. To minimize such market risk, we hold such instruments to maturity at which time these instruments will be redeemed at their stated or face value. At September 30, 2006, we had approximately $107.8 million in debt securities issued by federally-sponsored agencies with a weighted average stated interest rate of approximately 3.7 percent maturing through March 2012 and callable annually. The fair market value based on quoted market prices of this held-to-maturity portfolio at September 30, 2006, was approximately $105.8 million.

At September 30, 2006, a portion of our assets was comprised of auction rate debt securities issued by state-sponsored agencies. While these securities have long term maturities, their interest rates are reset approximately every 7-28 days through an auction process. As a result, the interest income from these securities is subject to market risk since the rate is adjusted to accommodate market conditions on each reset date. However, since the interest rates are reflective of current market conditions, the fair value of these securities typically does not fluctuate from par or cost. At September 30, 2006, we had approximately $46.9 million in these debt securities with a weighted average stated interest rate of approximately

5.3 percent. The fair market value based on quoted market prices of these available-for-sale debt securities as of September 30, 2006, was approximately $46.9 million.

In June 2004, we entered into a synthetic operating lease and related agreements with Wachovia to fund the construction of a laboratory facility in Silver Spring, Maryland. Under these agreements, we pay rents to Wachovia generally based on applying the 30-day LIBOR rate plus approximately 55 basis points to the amount funded by Wachovia towards the construction of the laboratory. The total amount of construction is estimated to be approximately $32.0 million. These rents, therefore, are subject to the risk that the LIBOR rate will increase or decrease during the period until termination in May 2011. At September 30, 2006, the 30-day LIBOR rate was approximately 5.3 percent. For every movement of 100 basis points (1 percent) in the 30-day LIBOR rate, the rents under this lease could increase or decrease by approximately $320,000 on an annualized basis.

Item 4.                        Controls and Procedures

Based on their evaluation, as of September 30, 2006, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

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

•       The availability of drug product;

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

•       The expectation of reimbursement by third-party payers for intravenous Remodulin and the impact of any regulatory changes to the level of reimbursement;

•       The expected levels and timing of bulk purchases of advanced intermediate compounds and other chemicals used to manufacture treprostinil, the active ingredient of Remodulin;

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

•       The value of our common stock;

•       The expectation of future repurchases of our common stock;

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

•       The expectation, outcome and timing of marketing approvals in European Union countries for intravenous Remodulin;

•       The expected levels and timing of Remodulin sales;

•       The adequacy of our resources to fund operations;

•       The expectation, outcome and timing of validation of, and level of spending to validate, a newly-constructed laboratory production facility in Silver Spring, Maryland;

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

Although we have been profitable for every quarter ended after March 31, 2004, we lost money from the date of our inception in 1996 through March 31, 2004. At September 30, 2006, our accumulated deficit was approximately $96.9 million.

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

•       Status and impact of other approved competitive products such as Ventavis®, Revatio, Tracleer and Flolan and investigational competitive products such as ambrisentan™, Thelin™, Cialis®, Gleevec®, Aviptadil™ and other potential investigational competitive products;

•       Changes in prescribers’ opinions about Remodulin;

•       Impact of medical and scientific opinion about our products;

•       Levels of research and development, selling, general and administrative expenses;

•       Timing of payments to licensors and corporate partners;

•       Retention and growth of patients treated with Remodulin;

•       Remodulin side effects, including impact of infusion site pain and reaction from subcutaneous use of Remodulin and risk of line infections or sepsis relating to intravenous use of Remodulin;

•       Changes in the current pricing and dosing levels of Remodulin;

•       Changes in the length of time that Remodulin vials may be used by patients;

•       Changes in the pricing of other therapies approved for PAH, including possible generic formulations of other approved therapies, such as Flolan, which may be sold in generic form beginning in May 2007;

•       The timing of Medtronic’s discontinuance of 407C infusion pumps and the ability of our distributors to transition to the use of other infusion pumps currently available on the market;

•       Willingness of private insurance companies, Medicare and Medicaid to reimburse Remodulin at current pricing levels;

•       Impacts of new legislation and regulations and changes to the Medicare and Medicaid programs and their level of reimbursement of Remodulin;

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

•       The expected levels and timing of bulk purchases of advanced intermedicate compounds and other chemicals used to manufacture treprostinil, the active ingredient of Remodulin;

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

Remodulin and our other treprostinil-based products may have to compete with investigational products currently being developed by other companies, including:

•       Sitaxsentan (Thelin) is being developed by Encysive Pharmaceuticals, Inc. (Encysive) worldwide for the treatment of PAH. Encysive has completed testing of Thelin, an oral tablet, and, based on favorable results, has filed for approval with the FDA in the United States. This application is currently being reviewed. In July 2006, Encysive announced that the FDA determined that Thelin was approvable with one substantive item remaining unresolved. In August 2006, Encysive announced that Thelin received marketing authorization in all 25 nations in the European Union. If approved in the United States, Thelin would become the second drug available in the class known as endothelin receptor antagonists;

•       Ambrisentan is being developed by Myogen, Inc. for the treatment of PAH. Ambrisentan, an oral tablet, has completed pivotal clinical testing and is also an endothelin receptor antagonist. On October 6, 2006, Myogen announced that it signed a merger agreement to be acquired by Gilead Sciences, Inc., which is regarded as a large and successful biotechnology company in the United States;

•       Cialis is an approved oral treatment for erectile dysfunction and is currently marketed by Lilly ICOS LLC, a joint venture of Eli Lilly and Company and ICOS Corporation. Cialis is currently being studied in patients with PAH, and is in the same class of drugs as Revatio. On October 17, 2006, ICOS Corporation announced that it signed a merger agreement to be acquired by Eli Lilly and Company, which is a regarded as a large and successful pharmaceutical company in the United States;

•       Gleevec is an approved oral treatment for chronic myeloid leukemia (a cancer of the blood and bone marrow) and is currently marketed by Novartis Pharmaceuticals Corporation. Recently, researchers experienced in PAH have conducted studies of Gleevec and believe that it may be effective in treating PAH;

•       Aviptadil, an inhaled formulation of vasoactive intestinal peptide, is being developed by mondoBIOTECH Holding SA, for the treatment of PAH. In September 2006, mondoBIOTECH announced that it had outlicensed Aviptadil for the treatment of PAH to Biogen-Idec Inc., which is regarded as a large and successful biotechnology company in the United States;

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

We are currently marketing products in three of our five therapeutic platforms: Remodulin in our prostacyclin analog platform, products in our arginine formulations platform, and CardioPAL cardiac event monitors and Holter monitors in our telemedicine platform. We do not have the ability to independently conduct clinical studies, obtain regulatory approvals, market, distribute or sell most of our products and intend to rely substantially on experienced third parties to perform all of those functions. We may not locate acceptable contractors or enter into favorable agreements with them. If third parties do not successfully carry out their contractual duties or meet expected deadlines, we might not be able to obtain marketing approvals and sell our products.

Medtronic MiniMed is our exclusive partner for the subcutaneous delivery of Remodulin using the MiniMed microinfusion device for PAH. We rely on Medtronic MiniMed’s experience, expertise and performance. Any disruption in the supply to PAH patients of MiniMed’s microinfusion device could delay or prevent patients from initiating or continuing Remodulin therapy, which could adversely affect our revenues. Medtronic has advised us that it intends to discontinue making infusion pumps for subcutaneous delivery of Remodulin after first giving our distributors and us the opportunity to purchase desired quantities. Doctors and patients may not be able to obtain acceptable substitute delivery devices to replace the Medtronic pumps when the available supply has been depleted. Similarly, we rely on Accredo Therapeutics, Inc. (a wholly owned subsidiary of Medco Health Solutions, Inc.), CuraScript (a wholly owned subsidiary of Express Scripts, Inc. and formerly Priority Healthcare Corporation) and Caremark, Inc. to market, distribute, and sell Remodulin in the United States. Accredo, CuraScript and Caremark are also responsible for convincing third-party payers to reimburse patients for the cost of Remodulin, which is very expensive. If our partners and contractors do not achieve acceptable profit margins, they may not continue to distribute our products. If our partners in the United States and internationally are unsuccessful in their efforts, our revenues will suffer.

During 2005, two of our Remodulin distributors in the United States were sold to larger companies. These distributors continue to purchase Remodulin from us and distribute it. Together, they account for most of the Remodulin sales we have made thus far. When these distributors were independently managed, distribution of Remodulin was more significant to the distributors, because they were much smaller. Now, Remodulin is much less significant to the distributors because they are divisions or subsidiaries of multi-billion dollar companies. In addition, we have been informed that, effective January 1, 2007, Accredo will become the exclusive U.S. distributor for Flolan. It is possible, therefore, that these distributors may devote fewer resources to the distribution of Remodulin. If so, this may negatively impact our sales.

If we cannot maintain regulatory approvals for our products, we cannot sell those products and our revenues will suffer.

The process of obtaining and maintaining regulatory approvals for new drugs is lengthy, expensive and uncertain. The manufacture, distribution, advertising and marketing of these products are subject to extensive regulation. Any new product approvals we receive in the future could include significant restrictions on the use or marketing of the product. Product approvals, if granted, can be withdrawn for failure to comply with regulatory requirements, including those relating to misleading advertising or upon the occurrence of adverse events following commercial introduction of the products. We received one warning letter from the FDA related to advertising in 2005, which was resolved satisfactorily.

We rely heavily on sales of Remodulin. During the nine months ended September 30, 2006, our Remodulin sales accounted for 95 percent of our total revenues. If approvals are withdrawn for a Remodulin or any other product, we cannot sell that product and our revenues will suffer. In addition, if product approvals are withdrawn, governmental authorities could seize our products or force us to recall our products.

Our products may not be commercially successful because physicians and patients may not accept them.

Even if regulatory authorities approve our products, they may not be commercially successful. We expect that most of our products, including Remodulin, which is already approved by the FDA, will be very expensive. Patient acceptance of and demand for our products will depend largely on the following factors:

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

•       Convenience and ease of administration of our products; and

•       Prevalence and severity of side effects associated with our products, including the infusion site pain and reaction associated with the use of subcutaneous Remodulin and the risk of line infections or sepsis associated with the use of intravenous Remodulin.

Reports of side effects, such as sepsis associated with intravenous Remodulin, could cause physicians and patients to not accept Remodulin or to cease to use Remodulin in favor of alternative treatments.

Sepsis is a serious and potentially life-threatening infection of the bloodstream caused by a wide variety of bacteria. Intravenous prostacyclins are infused continuously through a catheter placed in patients’ chests, and sepsis is an expected consequence of this type of delivery. As a result, sepsis is included as a risk in both the Remodulin and Flolan package inserts. The Flolan package insert specifically documents the risk rate of sepsis at 0.32 events per patient per year, meaning one patient out of every three taking the drug is expected to have a sepsis infection each year. Or, each patient on Flolan is expected to have one sepsis infection every three years. The Remodulin package insert notes that two of 38 patients experienced catheter-related infection in an open-label 12-week study, but does not provide any data relating to expected risk rate. Historical data on intravenous prostacyclin administration does not identify the specific types of bacteria responsible for these infections.

In September 2006, we were notified by a physician about a perceived increase in the incidence of a type of sepsis infection occurring in patients receiving intravenous Remodulin. These incidences of sepsis were apparently caused by a particularly virulent family of pathogens known collectively as Gram negative bacteria. We requested safety reports from the clinician in order to properly document, analyze and report these infections, and began a full inquiry. In advance of our receiving the requested case reports, the physician contacted the United States Centers for Disease Control and Prevention (CDC).

On September 25, 2006, we sent a letter to approximately 265 physicians known to have prescribed Remodulin in the United States during 2006. Although, in this letter, we explained why we believed the infections were unlikely to be related to contamination of Remodulin vials and described the many steps we were taking to continue our inquiry, including the retention of a prominent infectious disease expert, and our pledge to closely work with the CDC, it is possible that physicians and patients may cease to use Remodulin in response to the reports of occurrences of sepsis. As of October 18, 2006, we had received approximately 37 safety reports in response to our request to report septic events. This number of reports is well within the expected range of incidents, based upon the rate provided in the Flolan package insert. We are providing all cases related to this inquiry to the appropriate regulatory agencies and the CDC. The CDC also sent a letter to prescribers in the United States requesting reports of all Gram negative infections in patients receiving intravenous prostacyclin (Remodulin and Flolan) therapy.

Although the risk of sepsis is included in the Remodulin label, and the occurrence of sepsis is familiar to physicians who treat pulmonary arterial hypertension, concern about these infections may adversely impact physicians’ prescribing practices in regard to Remodulin while the investigation remains ongoing. In addition, there can be no assurance as to the timing and outcome of both our internal inquiry and the CDC inquiry into this matter. If these inquires result in a finding of an increased safety risk in connection with the administration of intravenous Remodulin, our sales would suffer and our profits could be severely impacted.

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

The OvaRex drug that is currently being used in our studies was made by a contract manufacturer and will expire in early 2008. In 2007, we plan to make the OvaRex antibody for the first time ourselves, in our new Silver Spring laboratory. Biological drugs are generally the most complex drugs to manufacture, and we have never attempted to manufacture them in-house before. After we manufacture our own OvaRex, we must then demonstrate that it is comparable to the drug used in the Phase III clinical trials. Even if our OvaRex trials are successful, we will not be able to obtain approval for OvaRex unless we can demonstrate that the OvaRex antibody we manufacture is comparable to the drug used in the trials. If we cannot demonstrate the comparability prior to the expiration date, then we may have to repeat the OvaRex trials with the new drug that we manufacture. Although the laboratory is completed and is occupied by our personnel, we are still readying the equipment and finalizing procedures for our developmental production runs prior to our process scale-up and validation production runs of OvaRex. In addition, we are working with our builders to complete or repair certain aspects of the laboratory. We hope to commence production of the OvaRex antibody in early 2007.

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

•       Delays in scale-up to commercial quantities and process validation could delay clinical studies, regulatory submissions and commercialization of our products;

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

•       If we have to change to another manufacturing contractor or abandon our own manufacturing operations, the FDA and international drug regulators would require new testing and compliance inspections, and the new manufacturer would have to be educated in the processes necessary for the validation and production of the affected product;

•       We may not be able to develop or commercialize our products, other than Remodulin, as planned or at all and may have to rely solely on internal manufacturing capacity;

•       We are transferring all of our drug laboratory operations to the Silver Spring, Maryland facility recently built, and such transfer could result in manufacturing inefficiencies or delays because the building, equipment and many of the employees being deployed there will be new to the process of making our products. Additionally, the FDA and international drug regulators will require new testing and compliance inspections for approval of the facility, and this could result in delays;

•       The supply of raw and advanced intermediate materials and components used in the manufacture and packaging of treprostinil, Remodulin and other products may be interrupted, which could delay the manufacture and subsequent sale of such products. Any proposed substitute materials and components are subject to approval by the FDA and international drug regulators before any manufactured product can be sold. The timing of such FDA and international drug regulatory approval is difficult to predict and approvals may not be timely obtained;

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

We have initiated a Phase II/III clinical study of an inhaled formulation of treprostinil and Phase II/III studies of an oral formulation of Remodulin. Our lead glycobiology antiviral agent, UT-231B, completed a Phase II, proof-of-concept study in late 2004. In that trial, UT-231B did not demonstrate efficacy against hepatitis C in a population of patients that previously failed conventional treatments. We are now conducting preclinical testing of additional glycobiology drug candidates. We are also currently conducting two identical Phase III pivotal studies of OvaRex for the treatment of ovarian cancer. We are still completing or planning pre-clinical studies for our other products.

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

•       Patients experience severe side effects during treatment;

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

Our business depends upon the acquisition, assignment and license of drugs and other products which have been discovered and initially developed by others, including Remodulin and all of the other products in the prostacyclin platform, all of the products in the immunotherapeutic monoclonal antibody platform, all of the products in the glycobiology antiviral agents platform, and all arginine based products. Under our product license agreements, we are granted certain rights to existing intellectual property owned by third parties subject to the terms of each license agreement, whereas assignment agreements transfer all right, title and ownership of the intellectual property to us, subject to the terms of each assignment agreement. In addition, we have obtained licenses to other third-party technology to conduct our business, including licenses for our products and an alliance agreement for the use of the Medtronic MiniMed microinfusion device for the administration of Remodulin. In addition, we may be required to obtain licenses to other third-party technology to commercialize our early-stage products. This dependence has the following risks:

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

•       In the event that GlaxoSmithKline (formerly Glaxo Wellcome) terminates its assignment agreement or Pfizer (formerly Pharmacia) terminates its license agreement, we will have no further rights to utilize the assigned patents or trade secrets to develop and commercialize Remodulin. For the nine months ended September 30, 2006, sales of Remodulin accounted for approximately 95 percent of our total revenues. GlaxoSmithKline or Pfizer could seek to terminate the assignment or license, respectively, in the event that we fail to pay royalties based on sales of Remodulin; and

•       If licensors fail to maintain the intellectual property licensed or assigned to us as required by most of our license and assignment agreements, we may lose our rights to develop and market some or all of our products and may be forced to incur substantial additional costs to maintain the intellectual property ourselves or force the licensor or assignor to do so.

Certain license and assignment agreements relating to our products may restrict our ability to develop products in certain countries and/or for particular diseases and impose other restrictions on our freedom to develop and market our products.

When we acquire, license or receive assignments of drugs and other products that have been discovered and initially developed by others, we may receive rights only to develop such drugs or products in certain territories and not throughout the world. For example, we do not have the right to market OvaRex and all our other monoclonal antibody immunotherapies for sale in most of Europe and the Middle East, and we only have the rights to market beraprost for sale in the United States and Canada.

In addition, provisions in our license and assignment agreements impose other restrictions on our freedom to develop and market our products. For example, in assigning Remodulin to us, GlaxoSmithKline retained an exclusive option and right of first refusal to negotiate a license agreement with us if we ever decide to license any aspect of the commercialization of Remodulin anywhere in the world. Similarly, in connection with its licenses of beraprost to us, Toray obtained a right of first refusal from us to develop and sell in Japan up to two compounds that we develop. We also agreed to provisions giving Toray the conditional right to approve our North American distributor, establishing a conditional restricted non-competition clause, and requiring minimum annual sales in order to maintain our exclusive rights to beraprost. The restrictions that we have accepted in our license and assignment agreements restrict our freedom to develop and market our products in the future.

If our patent and other intellectual property protection is inadequate, our sales and profits could suffer or competitors could force our products completely out of the market.

Our U.S. patent for the method of treating pulmonary hypertension with Remodulin is currently set to expire in October 2014. The patent for OvaRex and its method of use are the subject of a combination of issued patents and pending applications in the United States and around the world. The issued patents for OvaRex have expiration dates ranging from 2016 to 2022. We believe that some of the patents to which we have rights may be eligible for extensions of up to five years based upon patent term restoration procedures in Europe and in the United States under the Waxman-Hatch Act. Competitors may develop products based on the same active ingredients as our products, including Remodulin, and market those products after the patents expire, or may design around our existing patents. If this happens, our sales would suffer and our profits could be severely impacted.

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

We are dependent on our current management, particularly our founder and Chief Executive Officer, Martine Rothblatt, Ph.D.; our President and Chief Operating Officer, Roger Jeffs, Ph.D.; our

Chief Financial Officer and Treasurer, John Ferrari; our Executive Vice President for Strategic Planning, General Counsel and Corporate Secretary, Paul Mahon; our Executive Vice President and Chief Operating Officer for Production, David Walsh, Ph.D.; our Senior Vice President for Pharmaceutical Development, David Zaccardelli, Pharm.D.; and our Senior Vice President for Biologics Production, Development and Supply, James Levin, DVM. While these individuals are employed by us pursuant to multi-year employment agreements, employment agreements do not ensure the continued retention of employees. We do not maintain key person life insurance on these officers. Our success will depend in part on retaining the services of our existing management and key personnel and attracting and retaining new highly qualified personnel. Expertise in the field of cardiovascular medicine, infectious disease and oncology is not generally available in the market, and competition for qualified management and personnel is intense.

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

The market prices for securities of drug and biotechnology companies are highly volatile, and there are significant price and volume fluctuations in the market that may be unrelated to particular companies’ operating performances. The table below sets forth the high and low closing prices for our common stock for the periods indicated:

	High	Low
January 1, 2004—December 31, 2004	$46.73	$20.51
January 1, 2005—December 31, 2005	$77.82	$41.37
January 1, 2006—September 30, 2006	$71.33	$47.96

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

•       Unexpected adverse medical events occurring in patients on Remodulin or reports of such events;

•       Timing and outcome of additional regulatory approvals; and

•       General market conditions.

Future sales of shares of our common stock may depress our stock price.

If we issue common stock to raise capital, or our stockholders transfer their ownership of our common stock or sell a substantial number of shares of common stock in the public market, or investors become concerned that substantial sales might occur, the market price of our common stock could decrease. Three of our four executive officers have announced their adoption of 10b5-1 prearranged trading plans. In accordance with these plans, these executives periodically sell a specified number of our shares of common stock either owned by them or acquired through the exercise of stock options. However, our executives and directors may choose to sell additional shares outside of 10b5-1 trading plans and one executive and five directors have done so. In addition, Toray has an option to acquire 500,000 shares of our common stock and piggyback registration rights with respect to such shares that arise if and when this option becomes exercisable. A decrease in our common stock price could make it difficult for us to raise capital by selling stock or to pay for acquisitions using stock. To the extent outstanding options are exercised or additional shares of capital stock are issued, existing stockholders may incur additional dilution.

Furthermore, the conversion of some or all of our 0.50% convertible secured notes due 2011 will dilute the ownership interests of our existing stockholders. We have agreed to file a resale registration statement covering sales of such shares. The notes initially are convertible into an aggregate of 3.3 million shares of our common stock. Any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the notes may encourage short selling by market participants because the conversion of the notes could depress the price of our common stock.

The convertible note hedge and call warrant transactions we entered into in connection with the sale of our 0.50% convertible secured notes due 2011 may affect the trading price of our common stock.

In connection with the sale of our 0.50% convertible secured notes due 2011, we entered into a privately-negotiated convertible note hedge transaction with Deutsche Bank AG London, an affiliate of the initial purchaser of the notes, which is expected to reduce the potential dilution to our common stock upon any conversion of the notes. We also entered into a warrant transaction with Deutsche Bank AG London with respect to our common stock pursuant to which we may be required to issue shares of our common stock. In connection with these transactions, Deutsche Bank AG London or its affiliates may engage in certain hedging activities that could influence the price of our common stock. The effect, if any, of any of such activities on the market price of our common stock will depend in part on market conditions and cannot be ascertained at this time, but any such activities could adversely affect the value of our common stock.

Provisions of Delaware law and our certificate of incorporation, by-laws and shareholder rights plan, as well as our Convertible Senior Notes, could prevent or delay a change of control or change in management that could be beneficial to us and our public stockholders.

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

In addition, the terms of our 0.50% convertible senior notes due 2011 require us to purchase the notes for cash in the event of certain events constituting a fundamental change, as defined in the related indenture. A takeover of our company would trigger the requirement that we purchase the notes. This could have the effect of delaying or preventing a takeover of our company that would otherwise be beneficial to our stockholders.

We will need cash to pay at least a portion of the conversion value of our 0.50% convertible secured notes due 2011, as required by the indenture governing the notes.

At least a portion of the repayment of our 0.50% convertible secured notes due 2011 will be required to be made in cash. Our product development plans and product offerings could be negatively impacted if we do not have sufficient financial resources, or are not able to arrange suitable financing, to pay required amounts upon conversion or tender of the notes and fund our operations.

Our existing directors and executive officers own a substantial block of our stock and might be able to influence the outcome of matters requiring stockholder approval.

Our directors and named executive officers beneficially owned approximately 9.4 percent of our outstanding common stock as of September 30, 2006, including stock options that could be exercised by those directors and executive officers within 60 days of that date. Accordingly, these stockholders as a group might be able to influence the outcome of matters requiring approval by our stockholders, including the election of our directors. Such stockholder influence could delay or prevent a change of control with respect to us.

If stockholders do not receive dividends, stockholders must rely on stock appreciation for any return on their investment in us.

We have never declared or paid cash dividends on any of our capital stock. We currently intend to retain our earnings for future growth and therefore do not anticipate paying cash dividends in the future.

Item 2.                        Unregistered Sale of Equity Securities and Use of Proceeds

United Therapeutics Purchases of Equity Securities
For the Three Months Ended September 30, 2006

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May yet be Purchased Under the Program(2)
July 1 - 31	766,666	(1)	$55.08	N/A	N/A
August 1 - 31	0		N/A	N/A	N/A
September 1 - 30	0		N/A	N/A	N/A
Total	766,666			N/A

(1)          In July 2006, in a privately negotiated transaction, United Therapeutics repurchased 766,666 shares of its common stock from Toray Industries, Inc. for an aggregate cash purchase price of approximately $42.2 million pursuant to a stock purchase agreement between United Therapeutics and Toray. The purchase price was the average of the closing prices of United Therapeutics’ common stock for the 30 consecutive trading days ending on July 26, 2006.

(2)          No share repurchase program was in place during the third quarter of 2006. On October 17, 2006, the Board of Directors of United Therapeutics authorized the company to repurchase up to 4.0 million shares prior to October 17, 2008. On October 30, 2006, United Therapeutics purchased 1,808,809 shares of its outstanding common stock under this share repurchase program in a privately-negotiated transaction at a per share price of $62.17. An additional 2,191,191 shares may be repurchased under the share repurchase program before October 17, 2008.

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
4.7

Indenture, dated as of October 24, 2006, between United Therapeutics Corporation, as issuer, and The Bank of New York, as indenture trustee, incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on October 30, 2006

4.8	Registration Rights Agreement between United Therapeutics Corporation and Deutsche Bank Securities Inc., incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on October 30, 2006
10.1

International Swaps and Derivatives Agreement (ISDA) Confirmation, dated October 24, 2006 between United Therapeutics Corporation and Deutsche Bank AG London, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on October 30, 2006

10.2

ISDA Confirmation, dated October 24, 2006 between United Therapeutics Corporation and Deutsche Bank AG London, incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on October 30, 2006

12.1	Computation of Ratios of Earnings to Fixed Charges
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED THERAPEUTICS CORPORATION
Date: November 2, 2006	/s/ MARTINE A. ROTHBLATT
	By:	Martine A. Rothblatt
	Title:	Chairman and Chief Executive Officer
/s/ JOHN M. FERRARI
	By:	John M. Ferrari
	Title:	Chief Financial Officer and Treasurer

Exhibit Index

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-76409)
3.2	Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-76409)
4.7

Indenture, dated as of October 24, 2006, between United Therapeutics Corporation, as issuer, and The Bank of New York, as indenture trustee, incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on October 30, 2006

4.8	Registration Rights Agreement between United Therapeutics Corporation and Deutsche Bank Securities Inc., incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on October 30, 2006
10.1

International Swaps and Derivatives Agreement (ISDA) Confirmation, dated October 24, 2006 between United Therapeutics Corporation and Deutsche Bank AG London, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on October 30, 2006

10.2

ISDA Confirmation, dated October 24, 2006 between United Therapeutics Corporation and Deutsche Bank AG London, incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on October 30, 2006

12.1	Computation of Ratios of Earnings to Fixed Charges
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002