Form 10-Q
period 2007-03-31
UNITED THERAPEUTICS CORP
filed 2007-05-04
CIK 1082554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2007

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

The number of shares outstanding of the issuer’s common stock, par value $.01 per share, as of April 27, 2007 was 20,782,575.

PART I.   FINANCIAL INFORMATION

Item 1.                        Consolidated Financial Statements

UNITED THERAPEUTICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$67,851	$91,067
Marketable investments	103,364	136,682
Accounts receivable, net of allowance of $1 for 2007 and $1 for 2006	19,009	22,453
Inventories, net	12,323	12,047
Other receivable	2,009	1,581
Interest receivable	2,000	1,545
Due from affiliate	48	66
Prepaid expenses	8,181	9,242
Deferred tax assets	4,136	2,691
Total current assets	218,921	277,374
Marketable investments	42,963	36,414
Marketable investments and cash—restricted	38,232	38,988
Goodwill, net	7,465	7,465
Other intangible assets, net	2,985	3,140
Property, plant, and equipment, net	42,071	34,681
Investments in affiliates	5,091	4,700
Notes receivable from affiliate and employee	39	27
Deferred tax assets	69,216	65,308
Other assets	9,283	8,874
Total assets	$436,266	$476,971
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,961	$2,843
Accounts payable to affiliates and related parties	6	250
Accrued expenses	13,814	15,265
Current portion of notes and leases payable	11	10
Other current liabilities	436	882
Total current liabilities	19,228	19,250
Notes and leases payable, excluding current portion	250,011	250,015
Other liabilities	4,675	3,100
Total liabilities	273,914	272,365
Common stock subject to repurchase	10,882	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01, 10,000,000 shares authorized, no shares issued	—	—
Series A junior participating preferred stock, par value $.01, 100,000,000 authorized, no shares issued	—	—
Common stock, par value $.01, 100,000,000 shares authorized, 25,126,356 and 24,632,153 shares issued at March 31, 2007 and December 31, 2006, respectively, and 20,744,759 and 21,475,078 outstanding at March 31, 2007 and December 31, 2006, respectively	251	246
Additional paid-in capital	425,799	408,804
Accumulated other comprehensive income	1,180	1,476
Treasury stock at cost, 4,381,597 and 3,157,075 shares at March 31, 2007 and December 31, 2006, respectively	(231,619)	(164,560)
Accumulated deficit	(44,141)	(41,360)
Total stockholders’ equity	162,352	204,606
Total liabilities and stockholders’ equity	$436,266	$476,971

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended March 31,
	2007	2006
	(Unaudited)
Revenues:
Net product sales	$38,407	$31,620
Service sales	1,762	1,544
Total revenues	40,169	33,164
Operating expenses:
Research and development,	17,101	14,700
Research and development expense related to issuance of stock	11,013	—
Selling, general and administrative	15,164	10,079
Impairment of HeartBar® tradename	—	2,024
Cost of product sales	3,815	3,346
Cost of service sales	581	531
Total operating expenses	47,674	30,680
Income (loss) from operations	(7,505)	2,484
Other income (expense):
Interest income	4,100	1,898
Interest expense	(711)	—
Equity loss in affiliate	(114)	(207)
Other, net	4	10
Total other income, net	3,279	1,701
Income (loss) before income tax	(4,226)	4,185
Income tax benefit (expense)	1,445	(1,878)
Net income (loss)	$(2,781)	$2,307
Net income (loss) per common share:
Basic	$(0.13)	$0.10
Diluted	$(0.13)	$0.09
Weighted average number of common shares outstanding:
Basic	21,303	23,374
Diluted	21,303	25,609

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2007	2006
	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(2,781)	$2,307
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	825	568
Provision for bad debt and inventory obsolescence	(23)	322
Deferred tax expense (benefit)	(1,567)	1,783
Gain (loss) on disposals of equipment	(77)	57
Options issued in exchange for services	5,353	4,649
Write down of intangible asset	—	2,024
Amortization of deferred offering costs	399	—
Amortization of discount or premium on investments	(1,053)	(31)
Equity loss in affiliate and unrealized foreign translation loss	120	206
Excess tax benefits from stock-based compensation	(2,364)	—
Issuance of stock for license	11,013	—
Changes in operating assets and liabilities:
Accounts receivable	3,440	(719)
Interest receivable	(456)	210
Inventories	(1,142)	387
Prepaid expenses	1,289	1,851
Other assets	(443)	(115)
Accounts payable	2,120	656
Accrued expenses	(1,449)	2,511
Due to (from) affiliates	(238)	(154)
Other liabilities	173	(29)
Net cash provided by operating activities	13,139	16,483
Cash flows from investing activities:
Purchases of property, plant and equipment	(8,041)	(1,107)
Purchases of held-to-maturity investments	(32,923)	(1,468)
Purchases of available-for-sale investments	(28,349)	—
Sales of available-for-sale investments	56,750	1,000
Maturities of held-to-maturity investments	32,933	—
Net cash provided (used) by investing activities	20,370	(1,575)
Cash flows from financing activities:
Payments to repurchase common stock	(67,059)	—
Proceeds from the exercise of stock options	7,972	3,492
Excess tax benefits from stock-based compensation	2,364	44
Principal payments on notes payable and capital lease obligations	(2)	(5)
Net cash provided (used) by financing activities	(56,725)	3,531
Net increase (decrease) in cash and cash equivalents	(23,216)	18,439
Cash and cash equivalents, beginning of period	91,067	69,180
Cash and cash equivalents, end of period	$67,851	$87,619
Supplemental schedule of cash flow information:
Cash paid for interest	$4	$—
Cash paid for income taxes	$654	$156

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(UNAUDITED)

1. ORGANIZATION AND BUSINESS DESCRIPTION

United Therapeutics Corporation (United Therapeutics) is a biotechnology company focused on the development and commercialization of innovative therapeutic products for patients with chronic and life-threatening cardiovascular, cancer and infectious diseases. We were incorporated on June 26, 1996, under the laws of the State of Delaware and we have the following wholly-owned subsidiaries: Lung Rx, Inc. (Lung Rx), Unither Pharmaceuticals, Inc. (UPI), Unither Telmed, Ltd. (Unither Telmed and formerly Unither Telemedicine Services Corporation), Unither.com, Inc., United Therapeutics Europe, Ltd., Unither Pharma, Inc., Medicomp, Inc., Unither Nutriceuticals, Inc., Lung Rx, Ltd. and Unither Biotech Inc.

Our lead product is Remodulin® (treprostinil sodium). Remodulin was first approved for use on May 21, 2002, by the United States Food and Drug Administration (FDA) as a continuous subcutaneous infusion for the treatment of pulmonary arterial hypertension (PAH) in patients with NYHA class II-IV symptoms to diminish symptoms associated with exercise. On November 24, 2004, the FDA approved intravenous infusion of Remodulin, based on data establishing intravenous bioequivalence with subcutaneous Remodulin, for patients who are not able to tolerate a subcutaneous infusion. On March 21, 2006, the FDA expanded its approval of Remodulin to include patients requiring transition from Flolan®, the only other FDA-approved intravenous prostacyclin. In addition to the United States, Remodulin is approved for subcutaneous infusion in most of Europe, Canada, Israel, Australia and several countries in South America. It is approved for intravenous infusion in Canada, Israel, Mexico, Argentina and Peru. Other international applications for the approval of Remodulin are pending.

We have generated pharmaceutical revenues from sales of Remodulin and arginine products in the United States, Canada, Europe, South America and Asia. In addition, we have generated non-pharmaceutical revenues from telemedicine products and services in the United States.

2. BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared, without audit, pursuant to Regulation S-X of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission.

In the opinion of our management, any adjustments contained in the accompanying unaudited consolidated financial statements are of a normal recurring nature, necessary to present fairly the financial position as of March 31, 2007, and results of operations and cash flows for the three-month periods ended March 31, 2007 and 2006. Interim results are not necessarily indicative of results for an entire year.

3. INVENTORIES

We manufacture certain compounds, such as the treprostinil-based compounds, and purchase medical supplies, for use in our product sales and ongoing clinical trials. We subcontract the manufacture of cardiac monitoring equipment. We contract with a third-party manufacturer to make arginine products and for the formulation of Remodulin and for clinical trial materials for the inhaled and oral treprostinil clinical trials. Clinical trial materials are expensed as incurred as research and development expense. These inventories are accounted for under the first-in, first-out method and are carried at the lower of cost or market. Inventories consisted of the following, net of reserves of approximately $486,000 and $440,000 at March 31, 2007 and December 31, 2006, respectively (in thousands):

	March 31, 2007	December 31, 2006
Remodulin:
Raw materials	$351	$149
Work-in-progress	7,144	7,807
Finished goods	4,080	3,355
Remodulin delivery pumps and other medical supplies	559	661
Cardiac monitoring equipment components	85	38
Arginine products	104	37
Total inventories	$12,323	$12,047

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets were comprised as follows (in thousands):

	As of March 31, 2007			As of December 31, 2006
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill	$7,465	$—	$7,465	$7,465	$—	$7,465
Intangible assets:
Technology and patents	$6,164	$(3,179)	$2,985	$6,164	$(3,024)	$3,140

The HeartBar product was discontinued in January 2006 and is no longer sold. As a result, an impairment related to the HeartBar product tradename totaling approximately $2.0 million was recorded during the three months ended March 31, 2006.

Total amortization expense for the three-month periods ended March 31, 2007 and 2006 was approximately $155,000 and $81,000, respectively. The aggregate amortization expense related to these intangible assets for each of the five succeeding years is estimated as follows (in thousands):

Years ending December 31,
2007	$620
2008	620
2009	620
2010	620
2011	620

5. SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

In May 2006, the Compensation Committee of our Board of Directors approved the United Therapeutics Corporation Supplemental Executive Retirement Plan (the SERP). The SERP is administered by the Compensation Committee. Only a member of a “select group of management or highly compensated employees” within the meaning of ERISA section 201(2) may be eligible to participate in the SERP. During the three months ending March 31, 2007, a normal revaluation of the SERP was performed as a result of finalization of the 2007 salary levels for the SERP participants. The revaluation process includes updating any assumptions and inputs into the actuarial calculations. During the revaluation process, the discount rate changed to 5.7% from 6.2% used in 2006. For the three months ending March 31, 2007, we recognized approximately $612,200 and $37,000, respectively, in service and interest costs for the SERP.

In accordance with SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, we record as part of the projected benefit obligation the unfunded actuarial loss and unamortized prior period service costs. These amounts are recorded net of tax in other comprehensive income (loss). See footnote No. 8 Comprehensive Income (loss) for the details.

The reconciliation of the beginning and ending balances in benefit obligations and fair value of plan assets, as well as the funded status of our plans, is as follows (in thousands):

Three months ended March 31, 2007
Projected benefit obligation at December 31, 2006	$1,572
Service cost	612
Interest cost	37
Actuarial loss	254
Prior period service costs	758
Projected benefit obligation at March 31, 2007	$3,233

6. STOCKHOLDERS’ EQUITY

Earnings (Loss) per Common Share

Basic earnings (loss) per common share are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the respective periods. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period plus the number of shares issuable upon the exercise of outstanding stock options and warrants using the treasury stock method. The effects of outstanding stock options and other potential stock issuances were not included in the computation of diluted loss per share for the three months ended March 31, 2007, because to do so would have been antidilutive for the period presented.

At March 31, 2007, the holders of the components of basic and dilutive earnings (loss) per share were as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2007	2006
Net income (loss) (numerator)	$(2,781)	$2,307
Shares (denominator):
Weighted average outstanding shares for basic EPS	21,303	23,374
0.50% Senior Convertible Note	—	—
Dilutive effect of stock options	—	2,235
Adjusted weighted average shares for diluted EPS	21,303	25,609
Earnings (loss) per share
Basic	$(0.13)	$0.10
Diluted	$(0.13)	$0.09

Stock options and warrants to purchase approximately 5.3 million weighted-average shares of our common stock were also outstanding during the three-month period ended March 31, 2007, but were not included in the computation of earnings (loss) per share because the exercise prices of these options and warrants were greater than the average market price of our common stock during this period; therefore their effect was antidilutive. Due to our net loss for the three month period ended March 31, 2007, outstanding options to purchase approximately 1.1 million weighted-average shares of our common stock were not included in the computation of diluted net loss per share because their inclusion would have been antidilutive.

Stock Option Plan

Effective January 1, 2006, we adopted the provisions of FASB Statement No. 123 (revised 2004), Share-Based Payment, (SFAS 123(R)) and interpretative literature within SEC Staff Accounting Bulletin No. 107, Share-Based Payment, (SAB 107). We utilize the Black-Scholes-Merton valuation model for estimating the fair value of stock options granted. Option valuation models, including Black-Scholes-Merton, require the input of highly subjective assumptions. Changes in the assumptions used can materially affect the grant date fair value of an award. These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility, and the expected life of the award.

The following are the weighted-average assumptions used in valuing the stock options granted to employees during the three-month periods ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
Expected volatility	40.13%	47.43%
Risk-free interest rate	4.5%	4.5%
Expected term of options	6.0 years	6.0 years
Expected dividend yield	0.0%	0.0%
Forfeiture rate	7.1%	11.7%

A summary of the status of our employee stock options as of March 31, 2007, and changes during the three months ended is presented below:

All Employee Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($ in 000s)
Outstanding at January 1, 2007	5,503,765	$43.83
Granted	613,112	55.80
Exercised	(291,203)	27.28
Forfeited	(13,155)	52.93
Outstanding at March 31, 2007	5,812,519	$45.90	7.2	$266,808
Expected to vest at March 31, 2007	2,039,753	$56.53	9.2	$125,958
Exercisable at March 31, 2007	3,584,255	$39.30	6.0	$140,850

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2007 and 2006, was $25.77 and $33.33, respectively.

Total employee share-based compensation expense recognized for the three months ended March 31, 2007 and 2006, is as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Cost of service sales	$32	$27
Research and development	2,139	1,624
Selling, general and administrative	2,823	2,141
Share-based compensation expense before taxes	4,994	3,792
Related income tax benefits	(1,708)	(1,653)
Share-based compensation expense, net of taxes	$3,286	$2,139

Equity-based compensation costs capitalized as part of inventory during the three months ended March 31, 2007 and 2006, were approximately $78,000 and $158,000, respectively.

A summary of option exercises under all share-based payment is as follows (dollars in thousands):

	Three Months Ended March 31,
	2007	2006
Number of options exercised	294,203	200,780
Cash received	$7,972	$3,492

Stock Repurchases

On October 17, 2006, our Board of Directors approved a stock repurchase program to repurchase up to 4.0 million shares of our common stock over a two-year period. As of December 31, 2006, a total of approximately 1.9 million shares had been repurchased at a cost of approximately $115.5 million in the stock repurchase program. Approximately 1.2 million shares of our common stock were repurchased at cost of approximately $67.1 million during the three months ended March 31, 2007. As of March 31, 2007, 911,669 shares remained eligible for repurchase under this program.

7. NOTES PAYABLE

Convertible Senior Notes

On October 30, 2006, we issued $250.0 million of 0.50% Convertible Senior Notes due October 2011 (the Convertible Senior Notes). In connection with the issuance of the Convertible Senior Notes, we also entered into a call spread option. The Convertible Senior Notes were issued at par value and pay interest in cash semi-annually in arrears on April 15 and October 15 of each year, beginning on April 15, 2007. The Convertible Senior Notes are unsecured unsubordinated obligations and rank equally with all other unsecured and unsubordinated indebtedness. The Convertible Senior Notes have an initial conversion price of $75.2257 per share. The Convertible Senior Notes may only be converted: (i) anytime after July 15, 2011; (ii) during any calendar quarter commencing after the date of original issuance of the notes, if the closing sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter preceding the quarter in which the conversion occurs is more than 120% of the conversion price of the notes in effect on that last trading day; (iii) during the ten consecutive trading-day period following any five consecutive trading-day period in which the trading price for the notes for each such trading day was less than 95% of the closing sale price of our common stock on such date multiplied by the then current conversion rate; or (iv) if specified significant distributions to holders of our common stock are made, specified corporate transactions occur, or our common stock ceases to be approved for listing on The NASDAQ Global Select Market and is not listed for trading on another U.S. national or regional securities exchange. Upon conversion, a holder will receive: (i) cash equal to the lesser of the principal amount of the note or the conversion value; and (ii) to the extent the conversion value exceeds the principal amount of the note, shares of our common stock. In addition, upon a change in control, as defined in the indenture under which the Convertible Senior Notes have been issued, the holders may require us to purchase all or a portion of their Convertible Senior Notes for 100% of the principal amount plus accrued and unpaid interest, if any, plus a number of additional shares of our common stock  As of March 31, 2007, the fair value of the $250.0 million Convertible Senior Notes outstanding was approximately $242.6 million, based on the quoted market price.

8. COMPREHENSIVE INCOME (LOSS)

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income and its components. SFAS No. 130 requires, among other things, that unrealized gains and losses on available-for-sale securities, certain unrecognized and unfunded pension costs and foreign currency translation adjustments be included in other comprehensive income (loss). The following statement presents comprehensive income (loss) for the three months ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended March 31,
	2007	2006
Net income (loss)	$(2,781)	$2,307
Other comprehensive income (loss):
Foreign currency translation gain adjustment	15	4
Unrecognized prior period pension service cost, net of tax	(484)	—
Unrecognized actuarial pension loss, net of tax	(167)	—
Unrealized gain (loss) on available-for-sale securities	341	(336)
Comprehensive income (loss)	$(3,076)	$1,975

9. INCOME TAXES

Significant components of the provision for income taxes attributable to operations consist of the following (in thousands):

	Three Months Ended March 31,
	2007	2006
Current:
Federal	$(1,199)	$40
State	(246)	55
Total current	(1,445)	95
Deferred
Federal	—	1,674
State	—	109
Total deferred	—	1,783
Total provision (benefit) for income taxes	$(1,445)	$1,878

We recognized a benefit for income taxes as a result of incurring a loss for the three months ended March 31, 2007.

The income tax provision (benefit) for the three months ended March 31, 2007 and 2006, respectively, is based on the estimated annual effective tax rate for the entire year. The estimated effective tax rate is subject to adjustment in subsequent quarterly periods as the estimates of pretax income for the year are increased or decreased. The effective tax rate for the three months ended March 31, 2007 and 2006, was approximately 34 percent and 44 percent, respectively. Until legislation to retroactively reinstate federal tax credits for qualified research expenditures was enacted in October 2006, no benefit from the federal research credit generated during the three months ended March 31, 2006, was included in estimating the 2006 effective tax rate.

As of March 31, 2007, we had available approximately $48.3 million in net operating loss carryforwards and approximately $48.3 million in business tax credit carryforwards for federal income tax purposes, which expire at various dates through 2024. We have conducted a study to determine whether any limitations under Section 382 of the Internal Revenue Code have been triggered through December 31, 2006. Results of this study indicate that multiple limitations occurred through November 2004. As a result, portions of these carryforward items that were generated prior to November 2004 will be subject to certain limitations on their use. We do not believe that these potential limitations will cause the net operating loss and general business credit carryforwards to expire unused.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109 (FIN 48). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. Effective January 1, 2007, we adopted the provisions of FIN 48 and there was no material effect on the financial statements. As a result, there was no cumulative effect related to adopting FIN 48.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. All of our U.S. federal tax returns remain open for examination since we have not utilized any of our business credits. State jurisdictions that remain subject to examination range from 2001 to 2005. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the quarter.

10. LICENSE AGREEMENT

In March 2007, Lung Rx entered into an agreement with Toray Industries, Inc. (Toray) to assume and amend the rights and obligations of the agreement entered into between Toray and us in June 2000 concerning the commercialization of modified release formulations of beraprost (beraprost-MR). Under our original agreement with Toray, we had exclusive North American rights to commercialize beraprost-MR in the United States for cardiovascular disease. Under the amended agreement, we received additional exclusive rights to commercialize beraprost-MR in Europe, broadens the indication to vascular disease (excluding renal disease) and includes other revisions. While an earlier clinical trial of an immediate release form of beraprost in PAH demonstrated efficacy at 12 weeks but not at 36 weeks, a number of patients did respond positively to the drug. We feel that the development of beraprost-MR as combination therapy with drugs featuring different mechanisms of action presents a desirable clinical opportunity given what we understand about how the human body interacts with beraprost and how beraprost, in turn, affects the body. Since there is considerable variability in how PAH patients respond to the same class of molecules, we believe it is beneficial to offer a variety of treatments within that family of molecules. In addition, we are in the early stages of exploring the development of beraprost-MR for the treatment of congestive heart failure.

In accordance with the terms of the agreement, in March 2007, we issued 200,000 shares of our common stock to Toray in exchange for the cancellation of Toray’s existing right to receive an option grant to purchase 500,000 shares of our common stock (the Option Grant). Under the June 2000 Agreement, Toray’s right to receive the Option Grant was conditioned on Toray’s delivery to us of adequate documentation of beraprost-MR in humans and its transfer of clinical trial material to us, neither of which has yet to occur. Had the Option Grant been made, the exercise price of the options would have been set at the average closing price of our common stock for the period one month prior to the delivery date. Under the terms of the assumed and amended agreement, Toray has the right to request that we repurchase the newly-issued 200,000 shares of common stock upon 30 days prior written notice at the price of $54.41 per share, which was the average closing price of our stock between January 11, 2007, and February 23, 2007. Based on the average closing price of our stock for the two trading days prior to and the two trading days after March 16, 2007, we recognized a research and development expense of approximately $11.0 million in March relating to the issuance of the 200,000 shares, since beraprost-MR has not yet obtained regulatory approval for commercial sales. In accordance with the provision of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and EITF Topic No. D-98, Classification and Measurement of Redeemable Securities, these shares of stock are reflected in mezzanine equity as common stock subject to repurchase valued at the repurchase price. If Toray requests that we repurchase these shares, then the value of these shares will be transferred to a liability account until the repurchase is completed.

The amended license agreement also specifies that we make certain milestone payments to Toray during the development period and upon U.S. or European Union approval. Upon execution of the amended agreement, we made a $3.0 million payment to Toray in addition to the issuance of the 200,000 shares of our common stock discussed above. Additional annual milestone payments are specified in the agreement of $2.0 million commencing in 2008 and increasing by $1.0 million per year through 2011. These payments will be expensed when incurred. These payments are contingent upon the receipt of clinical trial material and commercial drug from Toray that meet all of the regulatory standards and requirements, including those relating to chemistry, manufacturing and controls, and are characterized and documented to the satisfaction of the U.S. and European Union regulatory authorities. In addition, if Toray elects to terminate production of beraprost-MR, no further payments would be due under the amended agreement. Conversely, if we elect to terminate development of beraprost-MR, then all remaining milestone payments would be due to Toray, unless certain regulatory standards and requirements have not been met, or material problems have been identified with respect to manufacture and regulatory compliance.

11. SEGMENT INFORMATION

We have two reportable business segments, pharmaceutical and telemedicine. The pharmaceutical segment includes all activities associated with the research, development, manufacture and commercialization of therapeutic products. The telemedicine segment includes all activities associated with the development and manufacture of patient monitoring products and the delivery of patient monitoring services. The telemedicine segment is managed separately because diagnostic services require different technology, manufacturing and marketing strategies than therapeutic products require.

Segment information as of and for the three months ended March 31, 2007 and 2006, was as follows (in thousands):

	Three Months Ended March 31,
	2007			2006
	Pharmaceutical	Telemedicine	Consolidated Totals	Pharmaceutical	Telemedicine	Consolidated Totals
Revenues from external customers	$38,283	$1,886	$40,169	$31,414	$1,750	$33,164
Income (loss) before income tax	(4,278)	52	(4,226)	4,343	(158)	4,185
Interest income	4,040	60	4,100	1,894	4	1,898
Interest expense	(711)	—	(711)	—	—	—
Depreciation and amortization	(736)	(89)	(825)	(446)	(122)	(568)
Equity loss in affiliate	(114)	—	(114)	(207)	—	(207)
Total investment in equity method investees	1,454	—	1,454	1,852	—	1,852
Expenditures for long-lived assets	(8,025)	(16)	(8,041)	(845)	(262)	(1,107)
Goodwill, net	1,287	6,178	7,465	1,287	6,178	7,465
Total assets	418,511	17,755	436,266	294,641	10,110	304,751

The segment information shown above equals the consolidated totals. These consolidated totals equal the amounts reported in the consolidated financial statements without further reconciliation for those categories that are reported in the consolidated financial statements. There are no inter-segment transactions.

For the three-month periods ended March 31, 2007 and 2006, approximately 85 percent and 87 percent, respectively, of our revenues were earned from customers located in the United States.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and related notes appearing in our Annual Report on Form 10-K for the year ended December 31, 2006. The following discussion contains forward-looking statements made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995 including the statements listed under the section entitled “Part II, Item 1A—Risk Factors” below. These statements are based on our beliefs and expectations as to future outcomes and are subject to risks and uncertainties that could cause our results to differ materially from anticipated results. Factors that could cause or contribute to such differences include those discussed below and as described in our Annual Report on Form 10-K for the year ended December 31, 2006, under the section entitled “Part II, Item 1A—Risk Factors—Forward-Looking Statements”, and the other cautionary statements, cautionary language and risk factors set forth in other reports and documents filed with the Securities and Exchange Commission. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise.

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

United Therapeutics Products and Services

Our lead product is Remodulin, a prostacyclin analog. Our prostacyclin analog acts as a stable synthetic form of prostacyclin, an important molecule produced by the body that has powerful effects on blood-vessel health and function. On May 21, 2002, the United States Food and Drug Administration (FDA) approved subcutaneous (injection under the skin) use of Remodulin (treprostinil sodium) for the treatment of PAH in patients with NYHA class II-IV symptoms to diminish symptoms associated with exercise. PAH is a life-threatening condition characterized by elevated blood pressures between the heart and lungs. In November 2004, the FDA approved intravenous (through a vein or artery) infusion of Remodulin for patients who are not able to tolerate subcutaneous infusion. This approval was based on data establishing the bioequivalence of intravenous with subcutaneous Remodulin. On March 21, 2006, the FDA expanded its approval of Remodulin to include patients requiring transition from Flolan.

Remodulin is approved for subcutaneous use in 33 countries throughout the world. The mutual recognition process to obtain approvals from European Union member countries for subcutaneous use of Remodulin was completed in August 2005, with positive decisions received from most European Union countries. We withdrew applications in Ireland, Spain and the United Kingdom. We anticipate resubmitting these applications following intravenous Remodulin approval in Europe. Licenses and pricing approvals have been received in most European Union countries, with the remainder expected during 2007. We have filed a variation to our license for approval of intravenous Remodulin through the mutual recognition process. Currently, our application is under review in France, our reference member state in the mutual recognition process. Remodulin has been approved for intravenous use in Canada, Israel, Mexico, Argentina and Peru. Marketing authorization applications are currently under review in other countries.

We have generated revenues from sales of Remodulin and arginine royalties and products (which deliver an amino acid that is necessary for maintaining cardiovascular function) in the United States and other countries. In addition, we have generated revenues from telemedicine products and services, primarily designed for patients in the United States with abnormal heart rhythms, called cardiac arrhythmias, and ischemic heart disease, a condition that causes poor blood flow to the heart. We currently fund our operations from revenues generated from the sales of our products and services.

Remodulin Marketing and Sales

Remodulin is currently marketed by our own staff of approximately 24 employees who market directly to physicians specialized in treating PAH, comprised mainly of cardiologists and pulmonologists. Our staff is augmented by the marketing resources of our distributors. We face stiff competition from several other companies that market and sell competing therapies and expect the competition to continue growing.

Remodulin is sold to patients in the United States by Accredo Therapeutics, Inc. (a wholly-owned subsidiary of Medco Health Solutions, Inc.), CuraScript, Inc. (a wholly owned subsidiary of Express Scripts, Inc.), and Caremark, Inc., (a wholly-owned subsidiary of CVS Corp.), and outside of the United States by various international distributors. We sell Remodulin in bulk shipments to our distributors. Our U.S.-based distributors typically place one order per month, usually in the first half of the month. The timing and magnitude of our sales of Remodulin are impacted by the timing and volume of these bulk orders from distributors. Bulk orders placed by our distributors are based on their estimates of the amount of drug required for existing and newly starting patients, as well as maintaining an inventory that can meet approximately thirty days’ demand as a contingent supply. Effective January 1, 2007, Curascript’s minimum inventory requirement was reduced from 60 days to 30 days to make their agreement consistent with our two other U.S. distributors. This inventory reduction resulted in a decrease in our first quarter 2007 revenues of approximately $2 million. Because discontinuation of therapy can be life-threatening to patients, we require our distributors to maintain inventory levels as specified in our distribution agreements. Due to these contractual requirements, sales of Remodulin to distributors in any given quarter may not be indicative of patient demand during that quarter. In addition, inventory levels reported by distributors are impacted by the timing of their sales around the end of each reporting period. Sales of Remodulin and associated pumps and supplies are recognized as revenue when delivered to our distributors.

On March 27, 2007, we entered into an exclusive agreement with Mochida Pharmaceutical Co., Ltd. (Mochida), for subcutaneous and intravenous Remodulin distribution in Japan. Mochida will be responsible for obtaining Japanese marketing authorization for Remodulin with our assistance, including conducting necessary bridging studies. We will supply study drug at no charge to Mochida. Due to these bridging studies and required Japanese regulatory reviews, commercial activities in Japan are not expected to commence until 2010 or later. Upon receipt of marketing authorization and pricing approval, Mochida will purchase Remodulin from us for at an agreed-upon transfer price. In addition, Mochida has agreed to pay us certain exclusive distribution rights payments. The first payment of $4.0 million will be paid within fifteen days following their receipt of a tax certificate from the U.S. Treasury Department, which is expected during the 2nd quarter of 2007. Certain other distribution rights payments are due as follows:  (1) upon Remodulin receiving orphan drug status in Japan or February 1, 2008, whichever first occurs, $4.0 million; (2) upon filing a New Drug Application (NDA) in Japan, $2.0 million; and (3) upon marketing approval in Japan, $2.0 million. Payments for distribution rights received through the filing of the NDA will be recognized ratably over a three-year period representing the estimated period of time until marketing authorization is received.

Effective July 1, 2006, we increased the selling price of Remodulin to our U.S.-based distributors. The price was increased approximately 3.5% to $67.25 per milligram, and applies to sales of Remodulin made on or after July 1, 2006.

Future Prospects

We believe it is likely that many patients now being treated with non-prostacyclin therapies for PAH will require prostacyclin therapy in the near future due to disease progression. As they do, we believe our subcutaneous and intravenous formulations of Remodulin will capture a significant number of these patients. We have two Phase III trials, VIVETA and OvaRex, the results of which should be known during the later half of 2007. If either or both of these trials are successful, we will be working on obtaining regulatory approvals for these products and developing our commercial strategy and foundation. Future profitability will depend on many factors, including the price, level of sales, level of reimbursement by public and private insurance payers, the impact of competitive products, and the number of patients using Remodulin and other currently commercialized products and services, as well as the results and costs of research and development projects, as discussed in the section entitled “Actual consolidated revenues and net income may be different from published securities analyst projections. In addition, we have a history of losses and may not continue to be profitable” under Part II—Items 1.A. “Risk Factors” below.

Major Research and Development Projects

Our major research and development projects are focused on the use of Remodulin to treat cardiovascular diseases, immunotherapeutic monoclonal antibodies (antibodies that activate a patient’s immune response) to treat a variety of cancers and glycobiology antiviral agents (a novel class of small molecules that may be effective as oral therapies) to treat infectious diseases, such as the hepatitis C virus.

Cardiovascular Disease Projects

Subcutaneous use of Remodulin was approved by the FDA in May 2002. Material net cash inflows from the sales of Remodulin for PAH commenced in May 2002 after FDA approval was received. In November 2004, the FDA approved intravenous (through a vein or artery) infusion of Remodulin for patients who are not able to tolerate subcutaneous infusion. This approval was based on data establishing the bioequivalence of intravenous with subcutaneous Remodulin.

TRIUMPH-1, Treprostinil Inhalation Used in the Management of Pulmonary Hypertension, a clinical trial, is currently being conducted at approximately 42 centers in the United States and Europe. In May 2006, the FDA agreed to permit the inclusion of patients with PAH who are also being treated with Revatio, to expand the trial size to at least 200 patients, and to permit the assessment of efficacy after 150 patients have completed the trial. We did not conduct this interim efficacy assessment. As a result, the TRIUMPH-1 trial is expected to conclude when 200 evaluable patients have completed the study, when approximately 215 patients have been enrolled. As of March 31, 2007, approximately 175 patients had been enrolled in this trial. As of April 30, 2007, approximately 190 patients have been enrolled in this trial.

We are developing an oral formulation of treprostinil, treprostinil diethanolamine. Two multi-national placebo-controlled clinical trials of oral treprostinil in patients with PAH commenced in October 2006. These trials are a combination of Phase II and Phase III trials, in which both dosing and efficacy are being studied. One trial, FREEDOM-C, is a 16-week study of up to 300 patients, with an interim assessment at 150 patients, currently on background therapy using a PDE5-inhibitor, such as Revatio®, or an endothelin antagonist, such as Tracleer®, or a combination of both. The second trial, FREEDOM-M, is a 12-week study of up to 150 patients, who are not on any background therapy, with an interim assessment at 90 patients. Both trials will be conducted at approximately 50 centers in the United States and the rest of the world. As of March 31, 2007, there were 70 and 35 patients enrolled in FREEDOM-C and FREEDOM-M, respectively. As of April 30, 2007, there were 85 and 40 patients enrolled in FREEDOM-C and FREEDOM-M, respectively.

We are also developing beraprost-MR for PAH. Beraprost-MR is an oral analog of prostacyclin. In March 2007, Lung Rx entered into an agreement with Toray Industries, Inc. (Toray) to assume and amend the rights and obligations of the agreement entered into between Toray and us in June 2000 concerning the commercialization of a modified release formulation of beraprost. This agreement is discussed in greater detail in the section entitled “License Agreement” below. In accordance with the terms of the agreement, we paid Toray $3.0 million in cash and issued 200,000 shares of our stock in March 2007. As a result, we recognized a $14.0 million expense during the first quarter of 2007 for these transactions. We are currently awaiting delivery of beraprost-MR clinical trial material from Toray.

We incurred expenses of approximately $6.8 million and $8.9 million during the three months ended March 31, 2007 and 2006, respectively, on Remodulin development. Approximately $200.7 million from inception to date has been incurred on Remodulin development.

Cancer Disease Projects

We licensed our monoclonal antibody immunotherapies in April 2002 from AltaRex Medical Corp. OvaRex® is our lead product and is currently being studied in two identical Phase III clinical trials in advanced ovarian cancer (Stage III and IV) patients. In January 2003, we initiated these Phase III pivotal clinical trials of OvaRex called IMPACT I and II. Patients enrolled in these studies have successfully completed front-line therapy, consisting of surgery and chemotherapy. We are conducting these studies at approximately 60 centers throughout the United States. In June 2006, these trials were fully enrolled with 367 patients. The primary endpoint for these trials is the difference in time to disease relapse between patients treated with OvaRex and patients receiving a placebo. The trials will be analyzed when each study has reached at least 118 relapse events. Following relapse, patients will also be followed to assess survival rate. As of March 31, 2007, the reported number of relapse events was 127 and 104, respectively, in each of the trials. We are also developing the manufacturing processes to manufacture OvaRex ourselves. OvaRex had previously been supplied by a contract manufacturer. We incurred expenses of approximately $2.9 million and $2.1 million during the three months ended March 31, 2007 and 2006, respectively, on OvaRex development. Approximately $45.8 million from inception to date has been incurred on OvaRex development.

Infectious Disease Projects

Our infectious disease program includes glycobiology antiviral drug candidates in the preclinical and clinical stages of testing. The drugs in this program are being developed for a wide variety of viruses. We completed acute and chronic Phase I clinical dosing studies using UT-231B, for the treatment of hepatitis C, to assess safety in healthy volunteers in early 2003. We initiated Phase II clinical studies in patients infected with hepatitis C and completed those studies in October 2004. In that trial, UT-231B did not demonstrate efficacy against hepatitis C in a population of patients that had previously failed conventional treatments. We are now conducting preclinical testing of new glycobiology drug candidates. We incurred expenses of approximately $145,000 and $200,000 during the three months ended March 31, 2007 and 2006, respectively, for our infectious disease programs. Approximately $35.9 million from inception to date has been incurred for infectious disease programs.

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

License Agreement

In March 2007, Lung Rx entered into an agreement with Toray to assume and amend the rights and obligations of the agreement entered into between Toray and us in June 2000 concerning the commercialization of modified release formulation of beraprost (beraprost-MR). Under our original agreement with Toray, we had exclusive North American rights to commercialize beraprost-MR in the United States for all cardiovascular disease. The amended agreement provides, among other things, that we also have the exclusive rights to commercialize beraprost-MR in Europe, broadens the indication to vascular disease (excluding renal disease) and includes other revisions. While an earlier clinical trial of an immediate release form of beraprost as monotherapy in PAH demonstrated efficacy at 12 weeks but not at 36 weeks, a number of patients did respond positively to the drug. We feel that the development of beraprost-MR as combination therapy with drugs featuring different mechanisms of action presents a desirable clinical opportunity given what we understand about how the human body interacts with beraprost and how beraprost, in turn, affects the body. Since there is considerable variability in how PAH patients respond to the same class of molecules, we believe it is beneficial to offer a variety of treatments within that family of molecules. In addition, we are in the early stages of exploring the development of beraprost-MR for the treatment of congestive heart failure.

In accordance with the terms of the amended license agreement, in March 2007, we issued 200,000 shares of our common stock to Toray in exchange for the cancellation of Toray’s existing right to receive an option grant to purchase 500,000 shares of our common stock (the Option Grant). Under the June 2000 Agreement, Toray’s right to receive the Option Grant was conditioned on Toray’s delivery to us of adequate documentation of beraprost-MR in humans and its transfer of clinical trial material to us, neither which had yet to occur. Had the Option Grant been made, the exercise price of the options would have been set at the average closing price of our common stock for the period one month prior to the delivery date. Under the terms of the assumed and amended agreement, Toray has the right to request that we repurchase the newly-issued 200,000 shares of common stock upon 30 days’ prior written notice at the price of $54.41 per share, which is the average closing price of our stock between January 11, 2007, and February 23, 2007. Based on the average closing price of our stock for the two trading days prior to and the two trading days after March 16, 2007, we recognized a research and development expense of approximately $11.0 million in March relating to the issuance of the 200,000 shares, since beraprost-MR has not yet obtained regulatory approval for commercial sales. In accordance with the provision of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and EITF Topic No. D-98, Classification and Measurement of Redeemable Securities, these shares of stock are reflected in mezzanine equity as common stock subject to repurchase valued at the repurchase price. If Toray requests that we repurchase these shares, then the value of these shares will be transferred to a liability account until the repurchase is completed.

The new amended license agreement also specifies that we make certain milestone payments to Toray during the development period and upon U.S. or European Union approval. Upon execution of the amended agreement, we made a $3.0 million milestone payment to Toray in addition to the issuance of the 200,000 shares of our common stock discussed above. The amended license agreement  provides for additional milestone payments of $2.0 million commencing in 2008 and increasing by $1.0 million per year through 2011. These payments will be expensed when incurred. These payments are contingent upon the receipt of clinical trial material and commercial drug from Toray that meets all the regulatory standards and requirements, including chemistry, manufacturing and controls, and that are characterized and documented to the satisfaction of the U.S. and European Union regulatory authorities. In addition, if Toray elects to terminate production of beraprost-MR, no further payments will become be due under the amended license agreement. Conversely, if we elect to terminate development of beraprost-MR, then all remaining milestone payments would be due to Toray, unless certain regulatory standards and requirements have not been met, and material problems have been identified with respect to manufacture and regulatory compliance. In addition to these milestone payments, the amended agreement provides that we will become obligated to make additional payments to Toray if certain specified events occur. Please see the section entitled “Certain license and assignment agreements relating to our products may restrict our ability to develop products in certain countries and/or for particular diseases and impose other restrictions on our freedom to develop and market our products” under Part II—Item 1.A. “Risk Factors” below for more information about the license agreement with Toray.

Financial Position

Cash, cash equivalents and marketable investments (including all unrestricted and restricted amounts) at March 31, 2007, were approximately $252.4 million, as compared to approximately $303.2 million at December 31, 2006. The decrease of approximately $50.8 million is due primarily to the repurchase of approximately $67.1 million worth of our common stock which was offset by cash provided by operating activities and investing activities of approximately $13.1 million and $20.4 million, respectively. Restricted cash and marketable investments pledged to secure our obligations under the synthetic operating lease discussed in the section entitled “Off Balance Sheet Arrangement” at March 31, 2007, totaled approximately $38.2 million, as compared with approximately $39.0 million at December 31, 2006.

Property, plant and equipment at March 31, 2007, were approximately $42.1 million, as compared to approximately $34.7 million at December 31, 2006. The increase was primarily due the acquisition of an office building adjacent to our legal and governmental affairs office that we lease in Washington, DC for $5.7 million.

Investments in affiliates at March 31, 2007, were approximately $5.1 million, as compared to approximately $4.7 million at December 31, 2006. The increase was due primarily to an increase in the fair value of our investment in ViRexx Medical Corp., based on quoted market prices.

Accounts payable at March 31, 2007, were approximately $5.0 million, as compared to approximately $2.8 million at December 31, 2006. The increase was due generally to the timing of payments to vendors.

Accrued expenses at March 31, 2007, was approximately $13.8 million, as compared to approximately $15.3 million at December 31, 2006. The decrease was due primarily to the payout of employee year-end bonuses in March of 2007.

Total stockholders’ equity at March 31, 2007, were approximately $162.4 million, as compared to approximately $204.6 million at December 31, 2006. For the three-month period ended March 31, 2007, we repurchased approximately 1.2 million shares of our common stock for $67.1 million which was offset by $8.0 million from the proceeds from stock option exercises, $5.5 million from the recognition of stock option expense and $3.4 million in tax benefits recognized.

Results Of Operations

Three months ended March 31, 2007 and 2006

Revenues for the three months ended March 31, 2007, were approximately $40.2 million, as compared to approximately $33.2 million for the three months ended March 31, 2006.

The following sets forth our revenues by source for the periods presented (in thousands).

	Revenues for the Three Months Ended March 31,
	2007	2006	% Change
Remodulin	$38,150	$31,304	21.9%
Telemedicine services and products	1,886	1,749	7.8%
Other products	133	111	19.8%
Total revenues	$40,169	$33,164	21.1%

Effective January 1, 2007, CuraScript’s minimum inventory requirement was reduced from 60 days to 30 days to make their agreement consistent with our other two U.S. distributors. This inventory reduction resulted in a reduction in our first quarter 2007 revenues of approximately $2 million.

For the three months ended March 31, 2007 and, 2006, approximately 85 percent and 87 percent of our revenues, respectively, were earned from our three distributors located in the United States.

Total revenues are reported net of estimated government rebates, prompt pay discounts and fees due to distributors for services. We pay government rebates to state Medicaid agencies that pay for Remodulin. We estimate our liability for such rebates based on the historical level of government rebates invoiced by state Medicaid agencies relative to U.S. sales of Remodulin. Prompt pay discounts are offered on sales of Remodulin if the related invoices are paid in full generally within 60 days from the date of sale. We estimated our liability for prompt pay discounts based on historical payment patterns. Fees paid to distributors for services are estimated based on contractual rates for specific services applied to estimated units of service provided by the distributors for the period.

A roll forward of the liability accounts associated with estimated government rebates, prompt pay discounts, and fees paid to distributors as well as the net amount of reductions to revenues for these items are presented as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Liability accounts, at beginning of period	$2,366	$1,590
Additions to liability attributed to sales in:
Current period	2,463	2,034
Prior period	264	—
Payments or reductions attributed to sales in:
Current period	(432)	(361)
Prior period	(2,352)	(1,503)
Liability accounts, at end of period	$2,309	$1,760
Net reductions to revenues	$2,727	$2,034

Research and development expenses consist primarily of salaries and related expenses, costs to acquire pharmaceutical products and product rights for development, and amounts paid to contract research organizations, hospitals and laboratories for the provision of services and materials for drug development and clinical trials. The table below summarizes research and development by major project and non-project components (dollars in thousands):

	Three Months Ended March 31,
	2007	2006	Percentage Change
Program:
Cardiovascular	$9,781	$8,931	9.5%
Cancer	2,891	2,055	40.7%
Infectious disease	145	188	(22.9)%
Stock option	2,572	2,321	10.8%
Other	1,712	1,205	42.1%
Subtotal	17,101	14,700	16.3%
R&D expense from issuance of common stock	11,013	—	N/A
Total research and development expense	$28,114	$14,700	91.3%

The increase in cardiovascular expenses was primarily due to expensing a $3.0 million milestone payment to Toray in connection with the amended beraprost-MR license, offset by a reduction in spending in the oral treprostinil program. During the first quarter of 2006, we purchased and expensed advanced chemical intermediates for the manufacture of oral treprostinil. There were no such purchases in the first quarter of 2007. The increase in expenses for the cancer program is related to the development of our OvaRex manufacturing processes.

The research and development expense from issuance of common stock pertains to the 200,000 shares of our common stock issued to Toray in connection with the amended beraprost-MR license.

Selling, general and administrative expenses consist primarily of salaries, travel, office expenses, insurance, professional fees, provision for doubtful accounts receivable, depreciation and amortization. The table below summarizes selling, general and administrative expenses by major categories (dollars in thousands):

	Three Months Ended March 31,
	2007	2006	Percentage Change
Category:
General and administrative	$7,640	$5,064	50.9%
Sales and marketing	4,702	2,874	63.6%
Stock option	2,822	2,141	31.8%
Total selling, general and administrative expense	$15,164	$10,079	50.5%

The increase in general and administrative expenses was due primarily to increased expenses of approximately (1) $817,000 of salaries and related expenses from headcount growth to support expanding operations; (2) $432,400 of rent expense due to rent on our laboratory facility in Silver Spring, Maryland, which began operations in May 2006; and (3) $458,300 of other operating expenses supporting the growth in our operations. The increase in sales and marketing related expenses is the result of an increase in salaries and related expenses of $1.3 million due to an increase in headcount and travel expenses of approximately $382,000.

A write down of intangible assets related to the HeartBar product tradename totaling approximately $2.0 million was recorded during the three months ended March 31, 2006. This write down was required since the HeartBar product was discontinued in January 2006 and is no longer sold.

Cost of sales consists of the cost to manufacture or acquire products that are sold to customers. Cost of service sales consists of the salaries and related overhead necessary to provide telemedicine services to customers. Cost of product sales was approximately 10% of net product sales for the three months ended March 31, 2007, which is consistent with approximately 11% for the three months ended March 31, 2006. Cost of service sales was approximately 33% of service sales for the three months ended March 31, 2007, which is consistent with approximately 34% for the three months ended March 31, 2006.

Interest income for the three months ended March 31, 2007, was approximately $4.1 million, as compared to interest income of approximately $1.9 million for the three months ended March 31, 2006. The increase was due primarily to an increase in cash invested during 2007 and increased market interest rates.

Equity loss in affiliate represents our share of Northern Therapeutics, Inc.’s losses. The equity loss in affiliate was approximately $114,000 for the three months ended March 31, 2007, as compared to approximately $207,000 for the three months ended March 31, 2006. Northern Therapeutics, Inc.’s loss was due primarily to expenditures for its autologous (non-viral vector) gene therapy research for PAH.

An income tax benefit of approximately $1.4 million was recognized for the three months ended March 31, 2007, as compared to an expense of approximately $1.9 million recognized for the three months ended March 31, 2006. We recognized a benefit for income taxes as a result of incurring a loss for the three months ended March 31, 2007.

The income tax provision (benefit) is based on the estimated annual effective tax rate for the entire year. The estimated effective tax rate is subject to adjustment in subsequent quarterly periods as the estimates of pre-tax income for the year are increased or decreased. The effective tax rate for the three months ended March 31, 2007 and 2006, was approximately 34 percent and 44 percent, respectively. Until legislation to retroactively reinstate federal tax credits for qualified research expenditures was enacted in October 2006, no benefit from the federal research credit generated during the three months ended March 31, 2006, was included in estimating the 2006 effective tax rate. The cumulative effect of the legislation was recorded in the fourth quarter 2006.

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

Our working capital at March 31, 2007 was approximately $199.7 million, as compared to approximately $258.1 million at December 31, 2006. The decrease is primarily due to our purchase of approximately $67.1 million worth of our common stock during the three months ended March 31, 2007.

At March 31, 2007, restricted cash and marketable investments pledged to secure our obligations under the synthetic operating lease (discussed below under Off Balance Sheet Arrangement) totaled approximately $38.2 million, as compared with approximately $39.0 million at December 31, 2006.

Net cash provided by operating activities was approximately $13.1 million for the three months ended March 31, 2007, as compared to approximately $16.5 million for the three months ended March 31, 2006. The decrease in cash provided by operating activities is due primarily to the $3.0 million milestone payment to Toray under the amended license agreement. During the three months ended March 31, 2007, we paid approximately $2.0 million for year-end 2006 incentive bonus payments and recognized an excess tax benefit on stock-based compensation of approximately $2.4 million which were not present during the three-month period ending March 31, 2006. For the three months ended March 31, 2007, we invested approximately $8.0 million in cash for property, plant and equipment, as compared to approximately $1.1 million in the three months ended March 31, 2006. In January 2007, we purchased an office building adjacent to our legal and governmental affairs office which we lease in Washington, DC for $5.7 million. For the three months ended March 31, 2007, we also received approximately $8.0 million in stock option exercise proceeds as compared to $3.5 million in the three months ended March 31, 2006. In addition, during the three months ended March 31, 2007, we repurchased approximately 1.2 million shares of our common stock for $67.1 million, as compared to no shares for the three months ended March 31, 2006.

We are currently in the planning phase for building an approximately 200,000 square foot facility in Research Triangle Park, North Carolina, which will consist of a manufacturing operation and offices. The manufacturing operation will primarily be for oral treprostinil, although it is expected to support other programs, and the offices will be used by our clinical development and sales and marketing staff, which currently occupy a leased facility in the area. Construction of this facility is expected to begin during the second quarter of 2007 and may take up to two years to complete. The project may cost up to $100 million, and we expect to fund the construction of this facility from our working capital or other financing arrangements.

Effective March 9, 2007, we entered into a construction management agreement with DPR Construction, Inc. (DPR) based in Falls Church, Virginia. DPR will manage the construction of our manufacturing and office facility in Research Triangle Park, North Carolina. The agreement has a guaranteed maximum price clause in which DPR agrees that the construction cost of the facility will not exceed approximately $78.0 million, which amount is subject to change based on agreed-upon changes to the scope of work. DPR will be responsible for covering any costs in excess of the guaranteed maximum price. If the ultimate cost of the project is less than the guaranteed maximum, we will share a portion of these savings with DPR. In addition, DPR must pay us penalties if the construction is not completed by February 2009, which date is subject to change based on agreed-upon changes to the scope of work. DPR has no material relationship with us or any of our affiliates.

In addition, we are in the planning phase for a new office and laboratory building which will connect to our current laboratory facility in Silver Spring, Maryland. The building of this facility is anticipated to begin in the latter half of 2007. The costs are still being estimated due to continuing design and related estimation work. We anticipate that the construction of this facility will be financed though a synthetic operating lease.

We made milestone payments totaling $20,000 pursuant to existing license agreements during each of the three months ended March 31, 2007 and 2006. We are obligated to make royalty payments on sales of Remodulin that exceed annual net sales of $25.0 million and on all arginine products. Royalties on sales of all products currently marketed range up to 10 percent of sales of those products.

We believe that our existing revenues, together with existing capital resources (comprised primarily of unrestricted cash, cash equivalents and marketable investments), will be adequate to fund our operations. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. See the section entitled “Part II, Item 1A—Risk Factors—Actual consolidated revenues and net income may be different from published securities analyst projections. In addition, we have a history of losses and may not continue to be profitable” below.

At March 31, 2007, we had, for federal income tax purposes, net operating loss carryforwards of approximately $48.3 million and business tax credit carryforwards of approximately $48.3 million which expire at various dates from 2012 through 2025. The remaining net operating loss carryforwards are attributable to exercised stock options, the benefit of which, when realized, directly increases additional paid-in-capital. Business tax credits can offset future tax liabilities and arise from qualified research expenditures. We have been and may continue to be subject to federal alternative minimum tax and state income taxes, even though we have significant net operating loss and credit carryforwards.

Section 382 of the Internal Revenue Code limits the utilization of net operating losses when ownership changes occur as defined by that section. We have reviewed our ownership change position pursuant to Section 382 through December 31, 2006 and have determined that ownership changes occurred in December 1997, June 1999, and November 2004 and, as a result, the utilization of certain of our net operating loss carryforwards may be limited. However, we do not expect any significant portion of our net operating loss carryforwards or business tax credits will expire unused. A portion of the net operating loss carryforwards continues to be reserved through a valuation allowance as of March 31, 2007.

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

Concurrent with the issuance of the Convertible Senior Notes, we purchased call options on our common stock in a private transaction. The call options allow us to receive up to approximately 3.3 million shares of our common stock from counterparties, equal to the amount of common stock related to the excess conversion value that we would pay to the holders of the Convertible Senior Notes upon conversion. These call options will terminate upon the earlier of the maturity dates of the related Convertible Senior Notes or the first day all of the related Convertible Senior Notes are no longer outstanding due to conversion or otherwise. The call options, which cost approximately $80.8 million, were recorded as a reduction of shareholders’ equity. The cost of call options for tax purposes creates a tax deduction since it is classified as an Original Issue Discount (OID). The deduction is considered a permanent difference and, as such, does not create a deferred tax asset. The benefit of the deduction is recorded as an increase to additional paid-in-capital.

In a separate transaction, we sold warrants to issue shares of our common stock at an exercise price of $105.689 per share. Pursuant to this transaction, warrants for approximately 3.3 million shares of our common stock were issued. If the average price of our common stock during a defined period, ending on or about the respective settlement dates, exceeds the exercise price of the warrants, the warrants will be settled in shares of our common stock. Proceeds received from the issuance of the warrants totaled approximately $45.4 million and were recorded as an increase to additional paid-in-capital.

We also used approximately $112.4 million of the proceeds from the issuance of the Convertible Senior Notes to repurchase approximately 1.8 million outstanding shares of our common stock as part of this transaction. We intend to use the remainder of the net proceeds for working capital or other general corporate purposes, which may include acquisitions, strategic investments or joint venture arrangements. Including the shares of common stock repurchased as part of the Convertible Senior Note transaction, we have repurchased a total of approximately 3.1 million shares of our common stock for approximately $182.5 million through March 31, 2007.

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

Wachovia receives rent from us, generally based on applying the 30-day LIBOR rate plus approximately 55 basis points to the amount funded by Wachovia towards the construction of the laboratory. This monthly rent commenced when the laboratory construction was completed and will continue until the termination of the lease in May 2011. Upon termination of the lease, we will generally have the option of renewing the lease (subject to approval of both parties), purchasing the laboratory at a price approximately equal to the funded construction cost, or selling it and repaying Wachovia the cost of its construction. We have guaranteed that if the laboratory is sold, Wachovia will receive at least 86% of the amount it funded towards the construction.

We pledged a portion of our marketable investments as collateral to secure our lease obligations. At March 31, 2007, approximately $38.2 million of marketable investments and cash were pledged as collateral and are reported as restricted marketable investments and cash in our consolidated balance sheet.

This arrangement enabled us to construct our laboratory facility without using our own working capital. There will not be any depreciation expense associated with the laboratory facility, since these improvements are owned by Wachovia. The amount of rent to be paid to Wachovia during the term of the laboratory lease will vary as it is tied to the then current 30-day LIBOR rate plus approximately 55 basis points. As this rate increases, so will the rent to be paid. Similarly, if this rate decreases, so will the amount of rent to be paid to Wachovia.

Rent payments under the laboratory lease commenced in May 2006 and will continue through termination of the lease in May 2011. Upon the completion of the building in May 2006, Wachovia advanced to us approximately $5.2 million, which constituted the remaining funds available for construction due to the lengthy process involved in finalizing construction costs. At March 31, 2007, the remaining construction advance totaled approximately $436,000 and is classified as other current liability in our balance sheet. When the final construction costs have been agreed upon, any remaining funds that were advanced will be returned to Wachovia. Upon the return of unspent funds, the remaining rent payments will be based on the actual funded costs of the building.

Based on construction costs of approximately $32.0 million and the current effective rate of approximately 5.9% (equivalent to the current 30-day LIBOR rate plus approximately 55 basis points at March 31, 2007), the rents to be paid are approximately $1.9 million annually. In addition, Wachovia paid us ground rent of approximately $307,000 in June 2004 covering the period through May 2011. This amount is being recognized as income ratably through May 2011.

We guaranteed a minimum residual value of the laboratory facility. This guaranteed residual is generally equal to 86% of the amount funded by Wachovia towards construction. If, at the end of the lease term, we do not renew the lease or purchase the improvements, then the building will be sold to a third party. In that event, we have guaranteed that Wachovia will receive at least this residual value amount. The maximum potential amount of this guarantee is approximately $27.5 million, equivalent to 86% of total expected construction costs of $32.0 million. We have reported this guarantee as a non-current asset (prepaid rent) and non-current liability (other liability). We have estimated the fair value of this guarantee liability and the corresponding asset at approximately $692,000, net of accumulated amortization at March 31, 2007.

The laboratory lease and other agreements require, among other things, that we maintain a consolidated net worth of at least $70.0 million. The agreements contain other covenants and conditions with which we must comply throughout the lease periods and upon termination of the lease. If we were unable to comply with these covenants and conditions, if the noncompliance went uncured, and if the parties could not agree otherwise, the agreements could terminate. A termination of these agreements could result in our acquisition of the improvements from Wachovia or the loss of our liquid collateral.

Contractual Obligations

At March 31, 2007, we had contractual obligations coming due approximately as follows (in thousands):

	Payment Due In
	Total	2007	2008 to 2009	2010 to 2011	2012 and Later
Notes payable and capital lease obligations(1)	$256,237	$1,215	$2,522	$252,500	$—
Operating lease obligations	11,530	2,333	5,828	3,264	105
Construction agreement(2)	436	436	—	—	—
Purchase obligations(3)	4,566	566	2,000	2,000	—
Other long-term liabilities reflected in the statement of financial position(4)	692	—	—	692	—
Milestone payments(5)	25,545	2,170	10,340	10,015	3,020
	$299,006	$6,720	$20,690	$268,471	$3,125

(1)          In October 2006, we issued $250.0 million aggregate principal amount of Convertible Senior Notes. The principal balance of the notes is repaid in cash with any increase of our stock price above $75.22 paid in our stock. While the notes can be redeemed by the bondholder once our stock price exceeds $75.22, we have assumed that the bondholders will hold the bonds until maturity.

(2)          Upon the completion of our laboratory in May 2006, Wachovia advanced to us the remaining funds available for construction due to the lengthy process involved in finalizing construction costs. When the final construction costs have been agreed upon, any remaining funds that were advanced will be returned to Wachovia. At March 31, 2007, the remaining construction advance totaled approximately $436,000 and is classified as other current liability in our balance sheet.

(3)          Includes specified payments to Toray for clinical trial material.

(4)          Upon termination of the lease with Wachovia for the laboratory facility, we will generally have the option of renewing the lease, purchasing the laboratory or selling it and repaying Wachovia the cost of its construction. We guaranteed that if the laboratory is sold, Wachovia will receive at least 86% of the amount it funded towards the construction. We estimate that the laboratory will cost approximately $32.0 million to construct and the guarantee is estimated at approximately $27.5 million. The estimated fair value of the guarantee is included in other long-term liabilities reflected in the statement of financial position. See the section entitled “Off Balance Sheet Arrangement” above for additional information.

(5)          We licensed certain products from other companies under certain license agreements. These agreements generally include milestone payments to be paid in cash by us upon the achievement of certain product development and commercialization goals set forth in each license agreement. Total milestone payments under these license agreements have been estimated based on the assumption that the products will be successfully developed and on the estimated timing of these development and commercialization goals.

Summary of Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates and judgments, which are based on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumption as to future events. By their nature, estimates are subject to an inherent degree of uncertainty and, as such, actual results may differ from our estimates. We discuss accounting policies and assumptions that involve a higher degree of judgment and complexity than others in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report to shareholders on Form 10-K for the year ended December 31, 2006.

Recent Accounting Pronouncements

Fair Value Measurements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact the adoption of this statement could have on our financial condition, results of operations or cash flows.

Uncertain Tax Positions

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The interpretation applies to all tax positions related to income taxes subject to SFAS 109. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted this interpretation without a significant impact on our financial condition, results of operations or cash flows.

Hybrid Financial Instruments

In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. We do not believe the adoption of this statement will have a material impact on our financial condition, results of operations or cash flows.

Item 3.                      Quantitative and Qualitative Disclosures about Market Risk

At March 31, 2007, a substantial portion of our assets consisted of federally-sponsored agencies and corporate debt securities. The market value of these investments fluctuates with changes in current market interest rates. In general, as rates increase, the market value of a debt investment would be expected to decrease. Likewise, as rates decrease, the market value of a debt investment would be expected to increase. To minimize such market risk, we hold such instruments to maturity at which time these instruments will be redeemed at their stated or face value. At March 31, 2007, we had approximately $166.0 million in debt securities issued by federally-sponsored agencies and corporate issuers with a weighted average stated interest rate of approximately 4.7 percent maturing through March 2012 and callable annually. The fair market value of this held-to-maturity portfolio at March 31, 2007 was approximately $164.4 million.

At March 31, 2007, a portion of our assets was comprised of auction rate debt securities issued by state-sponsored agencies. While these securities have long term maturities, their interest rates are reset approximately every 7-28 days through an auction process. As a result, the interest income from these securities is subject to market risk since the rate is adjusted to accommodate market conditions on each reset date. However, since the interest rates are reflective of current market conditions, the fair value of these securities typically does not fluctuate from par or cost. At March 31, 2007, we had approximately $15.8 million in these debt securities with a weighted average stated interest rate of approximately 5.3 percent. The fair market value of these available-for-sale debt securities as of March 31, 2007, was approximately $15.8 million.

In June 2004, we entered into a synthetic operating lease and related agreements with Wachovia to fund the construction of a laboratory facility in Silver Spring, Maryland. Under these agreements, we pay rent to Wachovia generally based on applying the 30-day LIBOR rate plus approximately 55 basis points to the amount funded by Wachovia towards the construction of the laboratory. The total amount of construction is estimated to be approximately $32.0 million. This rent, therefore, is subject to the risk that the LIBOR rate will increase or decrease during the period until termination in May 2011. At March 31, 2007, the 30-day LIBOR rate was approximately 5.3%. For every movement of 100 basis points (1%) in the

30-day LIBOR rate, the rent under this lease could increase or decrease by approximately $320,000 on an annualized basis.

Item 4.                      Controls and Procedures

Based on their evaluation, as of March 31, 2007, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, summarized, processed and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

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

•       The expected levels and timing of bulk purchases of chemicals used to manufacture the various forms of treprostinil, the active ingredient of Remodulin and our inhaled and oral formulations;

•       The expected impact of CuraScript’s inventory reduction from 60 days to 30 days;

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

•       The value of our common stock;

•       The expectation of future repurchases of our common stock, including those shares subject to repurchase from Toray;

•       The funding of operations from future revenues;

•       The expectation of continued profits or losses;

•       Expectations concerning milestone and royalty payments in 2007 and beyond;

•       Expectations of receiving clinical trial matter and related documentation from Toray prior to the end of 2007;

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

•       The expected timing of milestone payments from Mochida and commercial activities in Japan;

•       The expected revenue recognition of milestone payments from Mochida;

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

•       The expected amounts and timing of resources for the construction of facility projects in Research Triangle Park, North Carolina and the expectation to finance the construction of our new facility in Silver Spring, Maryland;

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

The statements identified as forward-looking statements may exist in the section entitled “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” above or elsewhere in this Quarterly Report on Form 10-Q. These statements are subject to risks and uncertainties and our actual results may differ materially from anticipated results. Factors that may cause such differences include, but are not limited to, those discussed below. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise.

Unless the context requires otherwise or unless otherwise noted, all references in this section to “United Therapeutics” and to the “company”, “we”, “us” or “our” are to United Therapeutics Corporation and its subsidiaries.

Actual consolidated revenues and net income (loss) may be different from published securities analyst projections. In addition, we have a history of losses and may not continue to be profitable.

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

Although we were profitable for every quarter ended after March 31, 2004, during the three months ending March 31, 2007, we paid Toray approximately $14.0 million in cash and stock for a license fee. These amounts were expensed since the licensed product does not have economical viability. If it were not for the expensing of these payments, we would have been profitable for the quarter. At March 31, 2007, our accumulated deficit was approximately $44.1 million.

Factors that could affect consolidated revenues and profitability and cause our quarterly and annual operating results to fluctuate include the following:

•       Extent and timing of sales of Remodulin to distributors;

•       Levels of Remodulin inventory held by our distributors, their compliance with contractual inventory requirements and changes to those levels from quarter to quarter;

•       Level of patient demand for Remodulin and other products;

•       Status and impact of other approved competitive products such as Ventavis®, Revatio, Tracleer and Flolan and investigational competitive products such as ambrisentan, Thelin™, Cialis®, Gleevec® and other potential investigational competitive products;

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

•       The ability of our distributors to transition to the use of other infusion pumps currently available on the market due to Medtronic’s discontinuance of the 407C infusion pump;

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

•       Completion of additional acquisitions and execution of license agreements.

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

For the treatment of PAH, we compete with many approved products in the United States and worldwide, including the following:

•       Flolan was the first product approved by the FDA for treating PAH and has been marketed by GlaxoSmithKline PLC since 1996 and, beginning in the second quarter of 2006, by Myogen, Inc. On

November 17, 2006, Myogen was acquired by Gilead Sciences, Inc., which is regarded as a large and successful biotechnology company in the United States. Generic formulations of Flolan could be available for commercial sale as early as May 2007. Flolan is delivered by intravenous infusion and considered to be an effective treatment by most PAH experts.

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

Many companies are marketing and developing products containing arginine that compete with our product line. Many local and regional competitors and a few national competitors provide cardiac Holter and event monitoring services and systems that compete with our telemedicine products. A number of drug companies are pursuing treatments for ovarian and other cancers and hepatitis that will compete with any products we may develop from our immunotherapeutic monoclonal antibody platform and glycobiology antiviral agents’ platform.

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

We are currently marketing products in three of our five therapeutic platforms: Remodulin in our prostacyclin analog platform, products in our arginine formulations platform, and CardioPAL® cardiac event monitors and Holter monitors in our telemedicine platform. We do not have the ability to independently conduct clinical studies, obtain regulatory approvals, market, distribute or sell most of our products and intend to rely substantially on experienced third parties to perform all of those functions. We may not locate acceptable contractors or enter into favorable agreements with them. If third parties do not successfully carry out their contractual duties or meet expected deadlines, we might not be able to obtain marketing approvals and sell our products.

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

Similarly, we rely on Accredo Therapeutics, Inc. (a wholly-owned subsidiary of Medco Health Solutions, Inc.), CuraScript (a wholly-owned subsidiary of Express Scripts, Inc. and formerly Priority Healthcare Corporation) and Caremark, Inc. (which has merged with CVS Corporation) to market, distribute, and sell Remodulin in the United States. Accredo, CuraScript and Caremark are also responsible for convincing third-party payers to reimburse patients for the cost of Remodulin, which is very expensive. If our distribution partners and contractors do not achieve acceptable profit margins, they may not continue to distribute our products. If our distribution partners in the United States and internationally are unsuccessful in their efforts, our revenues will suffer.

During 2005 and early 2007, all of our Remodulin distributors in the United States were sold to larger companies. When these distributors were independently managed, the Remodulin franchise was a more significant business to them, because they were much smaller. As divisions or subsidiaries of much larger companies, however, Remodulin could be much less significant to these distributors. There can be no assurance that a merger among our distributors will not adversely affect Remodulin distribution. In addition, we have been informed that, effective January 1, 2007, Accredo is the exclusive U.S. distributor for Flolan. It is possible that our distributors may devote fewer resources to the distribution of Remodulin. If so, this may negatively impact our sales.

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

We rely heavily on sales of Remodulin. During the three months ended March 31, 2007, our Remodulin sales accounted for 95% of our total revenues. If approvals are withdrawn for Remodulin or any other product, we cannot sell that product and our revenues will suffer. In addition, if product approvals are withdrawn, governmental authorities could seize our products or force us to recall our products.

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

Sepsis is a serious and potentially life-threatening infection of the bloodstream caused by a wide variety of bacteria. Intravenous prostacyclins are infused continuously through a catheter placed in patients’ chests, and sepsis is an expected consequence of this type of delivery. As a result, sepsis is included as a risk in both the Remodulin and Flolan package inserts. The Flolan package insert specifically documents the risk rate of sepsis at 0.32 events per patient per year, meaning one patient out of every three taking the drug is expected to have a sepsis infection each year. Or, each patient on Flolan is expected to have one sepsis infection every three years. The Remodulin package insert notes that two out of 38 patients experienced catheter-related infections in an open-label 12-week study, but does not provide any data relating to expected risk rate. Historical data on intravenous prostacyclin administration does not identify the specific types of bacteria responsible for these infections.

In February 2007, the Scientific Leadership Committee (SLC) of the Pulmonary Hypertension Association announced new guidance relating to the treatment of PAH patients on long-term intravenous therapy. The SLC guidance was issued in response to the release of a slide presentation prepared by researchers with the U.S. Centers for Disease Control and Prevention (CDC) entitled “Bloodstream infections among patients treated with intravenous epoprostenol and intravenous treprostinil for pulmonary arterial hypertension, United States 2004–2006”. These slides accompanied a presentation to the SLC and were subsequently published as a report in the CDC’s Morbidity and Mortality Weekly Report on March 2, 2007. The slides and report were prepared in connection with a CDC retrospective inquiry at seven centers regarding a report of increased blood stream infections, particularly gram-negative blood stream infections, among PAH patients treated with intravenous Remodulin as compared to intravenous Flolan. The SLC guidance statement noted that the CDC observations were hypothesis-generating and did not permit definitive or specific conclusions. The SLC reminded physicians of the need to be aware of the range of possible gram negative and gram positive infectious organisms in patients with long-term central catheters and to treat them appropriately. In response to the SLC guidance statement, we are planning to commence a multi-center, multi-national, multi-year and multi-agent prospective study to scientifically test the hypothesis of whether there are differences in the risk of sepsis and sepsis sub-types among parenterally-delivered prostanoids. We anticipate this study to enroll several hundred patients, which enrollment could commence later this year. We also plan to coordinate a working group with the Pulmonary Hypertension Association and physicians and nurses, along with its network of specialty distributors and home health care providers, to develop unified best practice recommendations related to the chronic administration of IV prostanoids via central venous catheters. Finally, we have submitted revised Remodulin package labeling to more fully describe the known infection risk and appropriate technique that should be practiced when preparing and administering Remodulin intravenously.

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

The OvaRex material that is currently being used in our studies was made by a contract manufacturer and will expire in early 2008. In 2007, we plan to make the OvaRex antibody for the first time ourselves, in our new Silver Spring laboratory. Biological drugs are generally the most complex drugs to manufacture, and we have never attempted to manufacture them in-house before. After we manufacture our own OvaRex, we must then demonstrate that it is comparable to the drug used in the Phase III clinical trials. Even if our OvaRex trials are successful, we will not be able to obtain approval for OvaRex unless we can demonstrate that the OvaRex antibody we manufacture is comparable to the drug used in the trials. If we cannot demonstrate the comparability prior to the expiration date, then we may have to repeat the OvaRex trials with the new drug that we manufacture. Although our laboratory is completed and is occupied by our personnel, we are still performing test runs and finalizing procedures for our developmental production runs prior to our process scale-up and validation production runs of OvaRex. In addition, we are working with our builders to complete or repair certain aspects of our laboratory. We have commenced process scale-up and are pursuing FDA validation production of this facility.

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

•       In the event that GlaxoSmithKline terminates its assignment agreement or Pfizer terminates its license agreement, we will have no further rights to utilize the assigned patents or trade secrets to develop and commercialize Remodulin. For the three months ended March 31, 2007, sales of

Remodulin accounted for approximately 95% of our total revenues. GlaxoSmithKline or Pfizer could seek to terminate the assignment or license, respectively, in the event that we fail to pay royalties based on sales of Remodulin; and

•       If licensors fail to maintain the intellectual property licensed or assigned to us as required by most of our license and assignment agreements, we may lose our rights to develop and market some or all of our products and may be forced to incur substantial additional costs to maintain the intellectual property ourselves or force the licensor or assignor to do so.

Certain license and assignment agreements relating to our products may restrict our ability to develop products in certain countries and/or for particular diseases and impose other restrictions on our freedom to develop and market our products.

When we acquire, license or receive assignments of drugs and other products that have been discovered and initially developed by others, we may receive rights only to develop such drugs or products in certain territories and not throughout the world. For example, we do not have the right to market OvaRex and all our other monoclonal antibody immunotherapies for sale in most of Europe and the Middle East, and we only have the rights to market beraprost-MR for sale in North America and Europe.

In addition, provisions in our license and assignment agreements impose other restrictions on our freedom to develop and market our products. For example, in assigning Remodulin to us, GlaxoSmithKline retained an exclusive option and right of first refusal to negotiate a license agreement with us if we ever decide to license any aspect of the commercialization of Remodulin anywhere in the world. Similarly, in connection with its licenses of beraprost-MR to us, Toray obtained a right of first refusal from us to develop and sell in Japan up to two compounds that we develop. We also agreed to provisions establishing a conditional restricted non-competition clause in Toray’s favor, giving them the right to be our exclusive provider of beraprost-MR and requiring that we make certain minimum annual sales in order to maintain our exclusive rights to beraprost-MR. The restrictions that we have accepted in our license and assignment agreements affect our freedom to develop and market our products in the future.

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

We are dependent on our current management, particularly our founder and Chief Executive Officer, Martine Rothblatt, Ph.D.; our President and Chief Operating Officer, Roger Jeffs, Ph.D.; our Chief Financial Officer and Treasurer, John Ferrari; and our Executive Vice President for Strategic Planning, General Counsel and Corporate Secretary, Paul Mahon. While these individuals are employed by us pursuant to multi-year employment agreements, employment agreements do not ensure the continued retention of employees. We do not maintain key person life insurance on these officers, although we do incentivize them to remain employed by us until at least age 60 through our Supplemental Executive Retirement Plan. Our success will depend in part on retaining the services of our existing management and key personnel and attracting and retaining new highly qualified personnel. Few individuals possess expertise in the field of cardiovascular medicine, infectious disease and oncology, and competition for qualified management and personnel is intense.

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

The market prices for securities of drug and biotechnology companies are highly volatile, and there are significant price and volume fluctuations in the market that may be unrelated to particular companies’ operating performances. The table below sets forth the high and low closing prices for our common stock for the periods indicated:

	High	Low
January 1, 2005 – December 31, 2005	$77.82	$41.37
January 1, 2006 – December 31, 2006	$71.33	$47.96
January 1, 2007 – March 31, 2007	$59.13	$47.87

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

Our directors and named executive officers beneficially owned approximately 10.6% of our outstanding common stock as of March 31, 2007, including stock options that could be exercised by those directors and executive officers within 60 days of that date. Accordingly, these stockholders as a group might be able to influence the outcome of matters requiring approval by our stockholders, including the election of our directors. Such stockholder influence could delay or prevent a change of control with respect to us.

If stockholders do not receive dividends, stockholders must rely on stock appreciation for any return on their investment in us.

We have never declared or paid cash dividends on any of our capital stock. We currently intend to retain our earnings for future growth and therefore do not anticipate paying cash dividends in the future.

Item 2.                      Unregistered Sales of Equity Securities and use of Proceeds

Sales of Unregistered Equity Securities

On March 17, 2007, we issued in a private placement in reliance on the exemption from registration provided under Regulation D  under the Securities Act of 1933, 200,000 shares of our common stock to Toray in exchange for the cancellation of Toray’s then-existing option to purchase 500,000 shares of our common stock. Toray has the right to request that we repurchase the newly-issued 200,000 shares of common stock upon thirty-days prior notice at the price of $54.41 per share, which is the average closing price of our stock between January 11, 2007 and February 23, 2007. Based on the average closing price of our stock for the two trading days prior to and the two trading days after March 16, 2007, we recognized a research and development expense of approximately $11.0 million in March 2007 relating to the issuance of the 200,000 shares, since beraprost-MR has not yet obtained regulatory approval for commercial sales. In accordance with the provision of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and EITF Topic No. D-98, Classification and Measurement of Redeemable Securities, these shares of stock are reflected in mezzanine equity as common stock subject to repurchase valued at the repurchase price. If Toray request that we repurchase these shares, then the value of these shares will retransferred to a liability account until the repurchase is completed.

Stock Repurchases

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May yet be Purchased Under the Program(1)
January 1 – January 31	99,100	$55.71	99,100	2,037,091
February 1 – February 28	147,282	$52.03	147,282	1,889,809
March 1 – March 31	978,140	$55.04	978,140	911,669
Total	1,224,522	$54.73	1,224,522	N/A

(1)          On October 17, 2006, our Board of Directors authorized the repurchase up to 4.0 million shares prior to October 17, 2008. As of March 31, 2007, 911,669 shares remained eligible for repurchase under the program.

Item 6.                        Exhibits

Exhibit No.	Description
12.1	Ratio of Earnings to Fixed Charges (unaudited)
3.1	Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-76409)
3.2	Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-76409)
10.1	Standard Form of Agreement between the Registrant and DPR Construction, Inc., dated March 9, 2007, as amended by Amendment No. 1, dated April 19, 2007 **
12.1	Ratio of Earnings to Fixed Charges
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**             Confidential treatment has been requested for portions of this document. The omitted portions of this document have been filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED THERAPEUTICS CORPORATION
Date: May 3, 2007	/s/ MARTINE A. ROTHBLATT
	By:	Martine A. Rothblatt
	Title:	Chairman and Chief Executive Officer
/s/ JOHN M. FERRARI
	By:	John M. Ferrari
	Title:	Chief Financial Office and Treasurer