Form 10-Q
period 2007-06-30
UNITED THERAPEUTICS CORP
filed 2007-08-02
CIK 1082554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2007

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

The number of shares outstanding of the issuer’s common stock, par value $.01 per share, as of July 27, 2007 was 21,053,348.

PART I.   FINANCIAL INFORMATION

Item 1.                        Consolidated Financial Statements

UNITED THERAPEUTICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$81,482	$91,067
Marketable investments	116,886	136,682
Accounts receivable, net of allowance of none for 2007 and $1 for 2006	23,225	22,453
Inventories, net	12,796	12,047
Other receivable	3,048	1,581
Interest receivable	989	1,545
Due from affiliate	91	66
Prepaid expenses	5,627	9,242
Deferred tax assets	2,691	2,691
Total current assets	246,835	277,374
Marketable investments	43,445	36,414
Marketable investments and cash—restricted	38,459	38,988
Goodwill, net	7,465	7,465
Other intangible assets, net	2,829	3,140
Property, plant, and equipment, net	45,872	34,681
Investments in affiliates	5,164	4,700
Notes receivable from affiliate and employee	39	27
Deferred tax assets	72,871	65,308
Other assets	8,815	8,874
Total assets	$471,794	$476,971
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,096	$2,843
Accounts payable to affiliates and related parties	—	250
Accrued expenses	17,696	15,265
Current portion of notes and leases payable	12	10
Other current liabilities	504	882
Total current liabilities	23,308	19,250
Notes and leases payable, excluding current portion	250,008	250,015
Other liabilities	8,595	3,100
Total liabilities	281,911	272,365
Commitments and contingencies:
Common stock subject to repurchase	10,882	—
Stockholders’ equity:
Preferred stock, par value $.01, 10,000,000 shares authorized, no shares issued	—	—
Series A junior participating preferred stock, par value $.01, 100,000,000 authorized, no shares issued	—	—
Common stock, par value $.01, 100,000,000 shares authorized, 25,360,900 and 24,632,153 shares issued at June 30, 2007 and December 31, 2006, respectively, and 20,979,303 and 21,475,078 outstanding at June 30, 2007 and December 31, 2006, respectively	254	246
Additional paid-in capital	444,905	408,804
Accumulated other comprehensive income	3,796	1,476
Treasury stock at cost, 4,381,597 and 3,157,075 shares at June 30, 2007 and December 31, 2006, respectively	(231,619)	(164,560)
Accumulated deficit	(38,335)	(41,360)
Total stockholders’ equity	179,001	204,606
Total liabilities and stockholders’ equity	$471,794	$476,971

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Revenues:
Net product sales	$49,381	$38,750	$87,788	$70,370
Service sales	1,783	1,495	3,545	3,039
Distributor fees	667	—	667	—
Total revenues	51,831	40,245	92,000	73,409
Operating expenses:
Research and development	17,970	12,614	35,071	27,314
Research and development expense related to issuance of stock	—	—	11,013	—
Selling, general and administrative	20,474	11,871	35,638	21,950
Impairment of HeartBar® tradename	—	—	—	2,024
Cost of product sales	4,791	3,745	8,606	7,091
Cost of service sales	551	499	1,132	1,030
Total operating expenses	43,786	28,729	91,460	59,409
Income from operations	8,045	11,516	540	14,000
Other income (expense):
Interest income	1,938	2,485	5,983	4,383
Interest expense	(713)	(1)	(1,424)	(1)
Equity loss in affiliate	(79)	(171)	(193)	(378)
Other, net	(279)	5	(220)	15
Total other income, net	867	2,318	4,146	4,019
Income before income tax	8,912	13,834	4,686	18,019
Income tax expense	(3,106)	(6,161)	(1,661)	(8,039)
Net income	$5,806	$7,673	$3,025	$9,980
Net income per common share:
Basic	$0.28	$0.33	$0.14	$0.42
Diluted	$0.26	$0.30	$0.14	$0.39
Weighted average number of common shares outstanding:
Basic	20,837	23,591	21,069	23,483
Diluted	22,020	25,344	22,219	25,577

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2007	2006
	(Unaudited)
Cash flows from operating activities:
Net income	$3,025	$9,980
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,621	1,220
Provision for bad debt and inventory obsolescence	853	286
Deferred tax expense	1,661	7,423
Loss on disposals of equipment	595	57
Options issued in exchange for services	14,170	8,737
Write down of intangible asset	—	2,024
Amortization of deferred offering costs	798	—
Amortization of discount or premium on investments	(1,990)	(181)
Equity loss in affiliate and unrealized foreign translation loss	402	206
Excess tax benefits from stock-based compensation	(6,009)	378
Issuance of stock for license	11,013	—
Changes in operating assets and liabilities:
Accounts receivable	(822)	(3,778)
Interest receivable	555	(153)
Inventories	(1,832)	151
Prepaid expenses	3,821	1,118
Other assets	(2,437)	444
Accounts payable	2,018	434
Accrued expenses	2,447	5,590
Other liabilities	3,448	3,424
Net cash provided by operating activities	33,337	37,360
Cash flows from investing activities:
Purchases of property, plant and equipment	(12,844)	(8,960)
Purchases of held-to-maturity investments	(96,096)	(20,850)
Purchases of available-for-sale investments	(42,650)	(20,600)
Sales of available-for-sale investments	56,650	8,200
Maturities of held-to-maturity investments	99,507	1,000
Net cash provided (used) by investing activities	4,567	(41,210)
Cash flows from financing activities:
Payments to repurchase common stock	(67,059)	—
Proceeds from the exercise of stock options	13,565	5,804
Excess tax benefits from stock-based compensation	6,009	197
Principal payments on notes payable and capital lease obligations	(4)	(9)
Net cash provided (used) by financing activities	(47,489)	5,992
Net increase (decrease) in cash and cash equivalents	(9,585)	2,142
Cash and cash equivalents, beginning of period	91,067	69,180
Cash and cash equivalents, end of period	$81,482	$71,322
Supplemental schedule of cash flow information:
Cash paid for interest	$580	$1
Cash paid for income taxes	$1,036	$138

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
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

Our lead product is Remodulin® (treprostinil sodium). Remodulin was first approved for use on May 21, 2002, by the United States Food and Drug Administration (FDA) as a continuous subcutaneous infusion for the treatment of pulmonary arterial hypertension (PAH) in patients with NYHA class II-IV symptoms to diminish symptoms associated with exercise. On November 24, 2004, the FDA approved intravenous infusion of Remodulin, based on data establishing intravenous bioequivalence with subcutaneous Remodulin, for patients who are not able to tolerate a subcutaneous infusion. On March 21, 2006, the FDA expanded its approval of Remodulin to include patients requiring transition from Flolan®, the only other FDA-approved intravenous prostacyclin. In addition to the United States, Remodulin is approved for subcutaneous infusion in most of Europe, Canada, Israel, Australia and several countries in South America. It is approved for intravenous infusion in Canada, Israel, Mexico, Switzerland, Argentina and Peru. Other international applications for the approval of Remodulin are pending.

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

In the opinion of our management, any adjustments contained in the accompanying unaudited consolidated financial statements are of a normal recurring nature, necessary to present fairly the financial position as of June 30, 2007, and results of operations and cash flows for the six-month periods ended June 30, 2007 and 2006, respectively. Interim results are not necessarily indicative of results for an entire year.

3.                 INVENTORIES

We manufacture certain chemical compounds, such as treprostinil-based compounds. We also purchase medical supplies for use in our ongoing clinical trials. We subcontract the manufacture of cardiac monitoring equipment. We contract with a third party manufacturers to make arginine products, to formulate Remodulin and to formulate clinical trial materials for our inhaled and oral treprostinil clinical trials. Clinical trial materials are expensed as research and development expense as they are used. These inventories are accounted for under the first-in, first-out method and are carried at the lower of cost or market. Inventories consisted of the following, net of reserves of approximately $454,000 and $440,000 at June 30, 2007 and December 31, 2006, respectively (in thousands):

	June 30, 2007	December 31, 2006
Remodulin:
Raw materials	$2,411	$149
Work-in-progress	5,758	7,807
Finished goods	3,929	3,355
Remodulin delivery pumps and other medical supplies	473	661
Cardiac monitoring equipment components	91	38
Arginine products	134	37
Total inventories	$12,796	$12,047

4.                 GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets were comprised as follows (in thousands):

	As of June 30, 2007			As of December 31, 2006
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill	$7,465	$—	$7,465	$7,465	$—	$7,465
Intangible assets:
Technology and patents	$6,164	$(3,335)	$2,829	$6,164	$(3,024)	$3,140

The HeartBar product was discontinued in January 2006 and is no longer sold. As a result, an impairment related to the HeartBar product tradename totaling approximately $2.0 million was recorded during January 2006.

Total amortization expense for the three-month periods ended June 30, 2007 and 2006, was approximately $155,000 and $81,000, respectively. The total amortization expense for the six-month periods ended June 30, 2007 and 2006, was approximately $310,000 and $162,000, respectively. The aggregate amortization expense related to these intangible assets for each of the five succeeding years is estimated as follows (in thousands):

Years ending December 31,
2007	$620
2008	620
2009	620
2010	620
2011	620

5.                 SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

In May 2006, the Compensation Committee of our Board of Directors approved the United Therapeutics Corporation Supplemental Executive Retirement Plan (the SERP). The SERP is administered by the Compensation Committee. Only a member of a “select group of management or highly compensated employees” within the meaning of section 201(2) of the Employee Retirement Income Security Act may be eligible to participate in the SERP. During the quarter ending March 31, 2007, a normal revaluation of the SERP was performed after 2007 salary levels for the SERP participants were finalized. The revaluation process included updating any assumptions and inputs for the actuarial calculations used to determine the SERP benefits. During the revaluation process, the discount rate changed to 5.7%, down 0.5% from the 2006 rate of 6.2%. Pension expense for each of the three and six-month periods ending June 30, 2007 and 2006, respectively is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Service cost	$612	$358	$1,224	$358
Interest cost	37	—	74	—
Amortization of prior period service costs	15	—	30	—
Net pension expense	$664	$358	$1,328	$358

In accordance with SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, we recorded as part of the projected benefit obligation the unfunded actuarial loss and unamortized prior period service costs. These amounts are recorded net of tax in other comprehensive income (loss). See footnote No. 8 Comprehensive Income for the details.

The reconciliation of the beginning and ending balances in benefit obligations of the SERP is as follows (in thousands):

Six Months Ended June 30, 2007
Projected benefit obligation at December 31, 2006	$1,572
Service cost	1,224
Interest cost	74
Amortization of prior period service costs	30
Actuarial loss	254
Prior period service costs	743
Projected benefit obligation at June 30, 2007	$3,897

6.                 STOCKHOLDERS’ EQUITY

Earnings per Common Share

Basic earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the respective period. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period plus the number of shares issuable upon the exercise of outstanding stock options and warrants using the treasury stock method.

At June 30, 2007, the components of basic and dilutive earnings per share were as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income (numerator)	$5,806	$7,673	$3,025	$9,980
Shares (denominator):
Weighted average outstanding shares for basic EPS	20,837	23,591	21,069	23,483
0.50% Senior Convertible Note	—	—	—	—
Dilutive effect of stock options	1,183	1,753	1,150	2,094
Adjusted weighted average shares for diluted EPS	22,020	25,344	22,219	25,577
Earnings per share
Basic	$0.28	$0.33	$0.14	$0.42
Diluted	$0.26	$0.30	$0.14	$0.39
Stock options and warrants excluded from calculation	4,381	1,154	4,378	1,094

Certain stock options and warrants were not included in the computation of earnings per share because the exercise prices of these options and warrants were greater than the average market price of our common stock during these periods; therefore their effect was antidilutive.

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

The following are the weighted-average assumptions used in valuing the stock options granted to employees during the three and six-month periods ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Expected volatility	39.25%	42.67%	39.96%	43.49%
Risk-free interest rate	4.9%	5.1%	4.6%	5.0%
Expected term of options	5.7 years	5.8 years	5.9 years	5.8 years
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Forfeiture rate	3.3%	11.7%	6.4%	11.7%

A summary of the status of our employee stock options as of June 30, 2007, and changes during the six months then ended, is presented below:

All Employee Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($ in 000s)
Outstanding at January 1, 2007	5,503,765	$43.83
Granted	762,112	56.98
Exercised	(520,747)	25.58
Forfeited	(111,375)	55.41
Outstanding at June 30, 2007	5,633,755	$47.07	7.1	$265,166
Expected to vest at June 30, 2007	1,858,152	$57.83	9.1	$107,465
Exercisable at June 30, 2007	3,603,875	$41.00	6.0	$147,769

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2007 and 2006, was $26.19 and $27.31, respectively.

Total employee share-based compensation expense recognized for the three and six months ended June 30, 2007 and 2006, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cost of service sales	$33	$29	$65	$57
Research and development	2,658	1,430	4,797	3,054
Selling, general and administrative	5,700	2,045	8,523	4,186
Share-based compensation expense before taxes	8,391	3,504	13,385	7,297
Related income tax benefits	(2,975)	(1,554)	(4,746)	(3,236)
Share-based compensation expense, net of taxes	$5,416	$1,950	$8,639	$4,061
Share-based compensation capitalized as part of inventory	$—	$133	$29	$291

A summary of option exercises under all share-based payment is as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Number of options exercised	234,544	130,063	528,747	330,843
Cash received	$5,594	$2,312	$13,565	$5,804

Stock Repurchases

On October 17, 2006, our Board of Directors approved a stock repurchase program to repurchase up to 4.0 million shares of our common stock over a two-year period. As of December 31, 2006, a total of approximately 1.9 million shares had been repurchased under the stock repurchase program at a cost of approximately $115.5 million. Approximately 1.2 million shares of our common stock were repurchased at cost of approximately $67.1 million during the six months ended June 30, 2007. No shares of our common stock were repurchased during the three months ended June 30, 2007. As of June 30, 2007, 911,669 shares remained eligible for repurchase under this program.

7.                 NOTES PAYABLE

Convertible Senior Notes

On October 30, 2006, we issued $250.0 million of 0.50% Convertible Senior Notes due October 2011 (the Convertible Senior Notes). In connection with the issuance of the Convertible Senior Notes, we also entered into a call spread option. The Convertible Senior Notes were issued at par value and pay interest in cash semi-annually in arrears on April 15 and October 15 of each year, beginning on April 15, 2007. The Convertible Senior Notes are unsecured unsubordinated obligations and rank equally with all other unsecured and unsubordinated indebtedness. The Convertible Senior Notes have an initial conversion price of $75.2257 per share. The Convertible Senior Notes may only be converted: (i) anytime after July 15, 2011; (ii) during any calendar quarter commencing after the date of original issuance of the notes, if the closing sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter preceding the quarter in which the conversion occurs is more than 120% of the conversion price of the notes in effect on that last trading day; (iii) during the ten consecutive trading-day period following any five consecutive trading-day period in which the trading price for the notes for each such trading day was less than 95% of the closing sale price of our common stock on such date multiplied by the then current conversion rate; or (iv) if specified significant distributions to holders of our common stock are made, specified corporate transactions occur, or our common stock ceases to be approved for listing on The NASDAQ Global Select Market and is not listed for trading on another U.S. national or regional securities exchange. Upon conversion, a holder will receive: (i) cash equal to the lesser of the principal amount of the note or the conversion value; and (ii) to the extent the conversion value exceeds the principal amount of the note, shares of our common stock. In addition, upon a change in control, as defined in the indenture under which the Convertible Senior Notes have been issued, the holders may require us to purchase all or a portion of their Convertible Senior Notes for 100% of the principal amount plus accrued and unpaid interest, if any, plus a number of additional shares of our common stock. As of June 30, 2007, the fair value of the $250.0 million Convertible Senior Notes outstanding was approximately $257.5 million, based on the quoted market price.

8.                 COMPREHENSIVE INCOME

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income and its components. SFAS No. 130 requires, among other things, that unrealized gains and losses on available-for-sale securities, certain unrecognized and unfunded pension costs and foreign currency translation adjustments be included in other comprehensive income (loss). The following statement presents comprehensive income for the three and six-month periods ended June 30, 2007 and 2006, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$5,806	$7,673	$3,025	$9,980
Other comprehensive income:
Foreign currency translation gain adjustment	161	206	176	210
Unrecognized prior period pension service cost, net of tax	10	—	(474)	—
Unrecognized actuarial pension loss, net of tax	—	—	(167)	—
Unrealized gain (loss) on available-for-sale securities	2,444	(576)	2,785	(914)
Comprehensive income	$8,421	$7,303	$5,345	$9,276

9.                 INCOME TAXES

The income tax provision for the three and six-month periods ended June 30, 2007 and 2006, respectively, is based on the estimated annual effective tax rate for the entire year. The estimated effective tax rate is subject to adjustment in subsequent quarterly periods as the estimates of pretax income and of permanent book to tax return differences for the year are increased or decreased. The effective tax rate for the three and six-month periods ended June 30, 2007 and 2006, were approximately 35 percent and 44 percent, respectively. The effective tax rate for the six months ended June 30, 2006, does not include the effect of legislation to retroactively reinstate federal tax credits for qualified research expenditures which was enacted in October 2006. The cumulative effect of the legislation was recorded in the fourth quarter 2006.

As of June 30, 2007, we had available for federal income tax purposes approximately $38.5 million in net operating loss carryforwards and approximately $50.3 million in business tax credit carryforwards. These carryforwards expire at various dates through 2024. We have conducted a study to determine whether any limitations under Section 382 of the Internal Revenue Code had been triggered through December 31, 2006. Results of this study indicate that multiple limitations were triggered through November 2004. As a result, portions of our carryforwards that were generated prior to November 2004 will be subject to annual limitations on their use. We do not believe that these potential limitations will cause our net operating loss and general business credit carryforwards to expire unused.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109 (FIN 48). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. Effective January 1, 2007, we adopted the provisions of FIN 48 and there was no material effect on our financial statements. As a result, there was no cumulative effect related to adopting FIN 48.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. All of our U.S. federal tax returns remain open for examination since we have not utilized any of our business credits. State filings that remain subject to examination range from 2001 to 2005. We do not believe there will be any material changes in our unrecognized tax positions over the next twelve months.

Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the quarter.

10.          LICENSE AGREEMENT

In March 2007, Lung Rx entered into an agreement with Toray Industries, Inc. (Toray) to assume and amend the rights and obligations of the agreement entered into between Toray and us in June 2000 concerning the commercialization of modified release formulations of beraprost (beraprost-MR). Under our original agreement with Toray, we had exclusive North American rights to commercialize beraprost-MR in the United States for all cardiovascular diseases. The amended agreement grants us additional exclusive rights to commercialize beraprost-MR in Europe and broadens the indication to vascular disease (excluding renal disease), among other revisions. An earlier clinical trial which examined an immediate release form of beraprost as monotherapy in PAH demonstrated efficacy at 12 weeks but not at 36 weeks. However, because a number of patients did respond positively to the drug, we feel that the development of beraprost-MR as part of a combination therapy with other drugs that feature complementary mechanisms of action presents a desirable clinical opportunity. Since individual PAH patients may respond to the same class of molecules in different ways, we believe that the development of other molecules within the same family is desirable. In addition, we are in the early stages of exploring the development of beraprost-MR for the treatment of other cardiovascular and cardiopulmonary conditions.

In accordance with the terms of the amended agreement, in March 2007 we issued 200,000 shares of our common stock to Toray in exchange for the cancellation of Toray’s existing right to receive an option grant to purchase 500,000 shares of our common stock (the Option Grant). Under the June 2000 Agreement, Toray’s right to receive the Option Grant was conditioned on Toray’s delivery to us of adequate documentation regarding the use of beraprost-MR in humans and its transfer of clinical trial material to us, neither of which has yet to occur. Had the Option Grant been made, the exercise price of the options would have been set at the average closing price of our common stock for the period one month prior to the delivery date. Under the terms of the amended agreement, Toray has the right to request that we repurchase the newly-issued 200,000 shares of our common stock upon 30 days prior written notice at the price of $54.41 per share, which was the average closing price of our common stock between January 11, 2007, and February 23, 2007. Based on the average closing price of our common stock for the two trading days prior to and the two trading days after March 16, 2007, we recognized a research and development expense of approximately $11.0 million in March relating to the issuance of the 200,000 shares, because beraprost-MR had not yet obtained regulatory approval for commercial sales. In accordance with the provision of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and EITF Topic No. D-98, Classification and Measurement of Redeemable Securities, these shares of common stock are reflected in mezzanine equity as common stock subject to repurchase valued at the repurchase price. If Toray requests that we repurchase these shares, then an amount equal to the repurchase price will be transferred to a liability account until the repurchase is completed.

The amended agreement also specifies that we make certain milestone payments to Toray during the development period and upon U.S. or European Union regulatory approval. Upon execution of the amended agreement, we made a $3.0 million payment to Toray in addition to the issuance of the 200,000 shares of our common stock discussed above. Additional annual milestone payments of $2.0 million are specified in the amended agreement and are to commence in 2008, increasing annually by $1.0 million through 2011. These payments will be expensed when incurred. These payments are contingent upon the receipt of clinical trial material and commercial drug from Toray that meet all regulatory standards and requirements, including those relating to chemistry, manufacturing and controls, and are documented to the satisfaction of U.S. and European Union regulatory authorities. In addition, if Toray elects to terminate production of beraprost-MR, no further payments would be due under the amended agreement. Conversely, if we elect to terminate development of beraprost-MR, then all remaining milestone payments would be due to Toray, unless certain regulatory standards and requirements have not been met, or if material problems have been identified with respect to manufacturing and regulatory compliance.

11.          DISTRIBUTION AGREEMENT

On March 27, 2007, we entered into an exclusive agreement with Mochida Pharmaceutical Co., Ltd. (Mochida), to distribute subcutaneous and intravenous Remodulin in Japan. Mochida will be responsible, with our assistance, for obtaining Japanese marketing authorization, including conducting necessary bridging studies. We will supply study drug at no charge to Mochida. Due to the bridging studies and required Japanese regulatory reviews, commercial activities in Japan are not expected to commence until 2010 or later. Upon receipt of marketing authorization and pricing approval, Mochida will purchase Remodulin from us at an agreed-upon transfer price. In addition, Mochida has agreed to make certain exclusive distribution rights payments to us. The first payment of $4.0 million was received in May 2007. Certain other distribution rights payments are due as follows: (1) upon Remodulin receiving orphan drug status in Japan or February 1, 2008, whichever first occurs, $4.0 million; (2) upon filing a New Drug Application (NDA) in Japan, $2.0 million; and (3) upon marketing approval in Japan, $2.0 million. Payments for distribution rights received through the filing of the NDA will be recognized ratably over the estimated period of time from when the payment is due until marketing authorization is received.

12.          SEGMENT INFORMATION

We have two reportable business segments. The pharmaceutical segment includes all activities associated with the research, development, manufacture and commercialization of therapeutic products. The telemedicine segment includes all activities associated with the development and manufacture of patient monitoring products and the delivery of patient monitoring services. The telemedicine segment is managed separately because diagnostic services require different technology and marketing strategies than pharmaceutical products.

Segment information as of and for the three and six-month periods ended June 30, 2007 and 2006 was as follows (in thousands):

	Three Months Ended June 30,
	2007			2006
	Pharmaceutical	Telemedicine	Consolidated Totals	Pharmaceutical	Telemedicine	Consolidated Totals
Revenues from external customers	$49,992	$1,839	$51,831	$38,682	$1,563	$40,245
Income (loss) before income tax	8,841	71	8,912	14,001	(167)	13,834
Interest income	1,936	2	1,938	2,480	5	2,485
Interest expense	(713)	—	(713)	(1)	—	(1)
Depreciation and amortization	(702)	(94)	(796)	(539)	(113)	(652)
Equity loss in affiliate	(79)	—	(79)	(171)	—	(171)
Total investment in equity method investees	1,375	—	1,375	1,681	—	1,681
Expenditures for long-lived assets	(4,842)	(11)	(4,853)	(7,802)	(48)	(7,850)
Goodwill, net	1,287	6,178	7,465	1,287	6,178	7,465
Total assets	460,498	11,296	471,794	313,695	11,738	325,433

	Six Months Ended June 30,
	2007			2006
	Pharmaceutical	Telemedicine	Consolidated Totals	Pharmaceutical	Telemedicine	Consolidated Totals
Revenues from external customers	$88,275	$3,725	$92,000	$70,097	$3,312	$73,409
Income (loss) before income tax	4,563	123	4,686	18,344	(325)	18,019
Interest income	5,976	7	5,983	4,374	9	4,383
Interest expense	(1,424)	—	(1,424)	(1)	—	(1)
Depreciation and amortization	(1,438)	(183)	(1,621)	(985)	(235)	(1,220)
Equity loss in affiliate	(193)	—	(193)	(378)	—	(378)
Total investment in equity method investees	1,375	—	1,375	1,681	—	1,681
Expenditures for long-lived assets	(12,816)	(28)	(12,844)	(8,650)	(310)	(8,960)
Goodwill, net	1,287	6,178	7,465	1,287	6,178	7,465
Total assets	460,498	11,296	471,794	313,695	11,738	325,433

The segment information shown above equals, when combined, the consolidated totals. These consolidated totals equal the amounts reported in the consolidated financial statements without further reconciliation for those categories which are reported in the consolidated financial statements. There are no inter-segment transactions.

For the three-month periods ended June 30, 2007 and 2006, approximately 84 percent and 86 percent of our net revenues, respectively were earned from our three distributors located in the United States. For the six-month periods ended June 30, 2007 and 2006, approximately 83 percent and 84 percent of our net revenues, respectively, were earned from our distributors located in the United States.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and related notes appearing in our Annual Report on Form 10-K for the year ended December 31, 2006. The following discussion contains forward-looking statements made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995 including the statements listed in the section entitled “Part II, Item 1A—Risk Factors” below. These statements are based on our beliefs and expectations as to future outcomes and are subject to risks and uncertainties that could cause our results to differ materially from anticipated results. Factors that could cause or contribute to such differences include those discussed below and as described in our Annual Report on Form 10-K for the year ended December 31, 2006, in the section entitled “Part II, Item 1A—Risk Factors—Forward-Looking Statements” and the other cautionary statements, cautionary language and risk factors set forth in other reports and documents filed with the Securities and Exchange Commission. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise.

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

United Therapeutics Products and Services

Our lead product is Remodulin® , a prostacyclin analog. Our prostacyclin analog acts as a stable synthetic form of prostacyclin, an important molecule produced by the body that has powerful effects on blood-vessel health and function. On May 21, 2002, the United States Food and Drug Administration (FDA) approved subcutaneous (injection under the skin) use of Remodulin (treprostinil sodium) for the treatment of PAH in patients with NYHA class II-IV symptoms to diminish symptoms associated with exercise. PAH is a life-threatening condition characterized by elevated blood pressures between the heart and lungs. In November 2004, the FDA approved intravenous (through a vein or artery) infusion of Remodulin for patients who are not able to tolerate subcutaneous infusion. This approval was based on data establishing the bioequivalence of intravenous Remodulin with subcutaneous Remodulin. In March 2006, the FDA expanded its approval of Remodulin to include patients requiring transition from Flolan®.

Remodulin is approved for subcutaneous use in 33 countries throughout the world. The mutual recognition process to obtain approvals from European Union member countries for subcutaneous use of Remodulin was completed in August 2005, with positive decisions received from most European Union countries. We withdrew applications in Ireland, Spain and the United Kingdom. We anticipate resubmitting these applications following intravenous Remodulin approval in Europe. Licenses and pricing approvals have been received in most European Union countries, with the remainder expected during 2007. We have filed a variation to our license for approval of intravenous Remodulin through the mutual recognition process. Currently, our application is under review in France, our reference member state in the mutual recognition process. Remodulin has been approved for intravenous use in Canada, Israel, Mexico, Switzerland, Argentina and Peru. Marketing authorization applications are currently under review in other countries.

We have recently been informed that three European Union countries want us to perform repeat sterility testing of Remodulin vials sold in the European Union. France was our sponsoring country for European Union approval, and we have been operating under an understanding with the French regulatory authorities that additional sterility testing was not necessary since these tests are already performed in the United States and meet both United States and European Union regulatory requirements. We are arranging for repeat sterility testing of Remodulin vials for use in the European Union and are working with the appropriate regulatory agencies and our distributors to ensure that there is no disruption of Remodulin therapy during the repeat testing period. We expect that all patients on Remodulin in these three countries will remain on therapy, but our ability to add new patients in these three countries, and possibly additional countries, may depend on our ability to validate and repeat the sterility testing process in the European Union. We anticipate being able to complete this process in approximately one month. We have never experienced a sterility-related or other product specification failure with our Remodulin vials.

We have generated revenues from sales of Remodulin, as well as revenues and royalties on arginine products (which deliver an amino acid that is necessary for maintaining cardiovascular function) in the United States and other countries. In addition, we have generated revenues from telemedicine products and services primarily designed for patients in the United States with abnormal heart rhythms, called cardiac arrhythmias, and ischemic heart disease, a condition that causes poor blood flow to the heart. We currently fund our operations from revenues generated from the sales of our products and services.

Remodulin Marketing and Sales

Remodulin is currently marketed by our staff of approximately 30 employees who market directly to physicians who specialize in treating PAH, mainly cardiologists and pulmonologists. Our staff is augmented by the marketing resources of our distributors. We face stiff competition from several other companies that market and sell competing therapies and expect the competition to continue growing.

Remodulin is sold to patients in the United States by Accredo Therapeutics, Inc. (a wholly-owned subsidiary of Medco Health Solutions, Inc.), CuraScript, Inc. (a wholly-owned subsidiary of Express Scripts, Inc.), and Caremark, Inc., (a wholly-owned subsidiary of CVS Corporation), and outside of the United States by various international distributors. We sell Remodulin in bulk shipments to our distributors. Because discontinuation of our therapy can be life-threatening to patients, we require our distributors to maintain inventory levels as specified in our distribution agreements. Due to these contractual requirements, sales of Remodulin to distributors in any given quarter may not be indicative of patient demand during that quarter. In addition, inventory levels reported by distributors are impacted by the timing of their sales around the end of each reporting period. Our U.S.-based distributors typically place one order per month, usually in the first half of the month. The timing and magnitude of our sales of Remodulin are impacted by the timing and volume of these bulk orders from distributors. Bulk orders placed by our distributors are based on their estimates of the amount of drug required for existing and newly starting patients, as well as maintaining an inventory that can meet approximately thirty days’ demand as a contingent supply as specified in our distribution agreements. Effective January 1, 2007, CuraScript’s minimum inventory requirement was reduced from 60 days to 30 days to make their agreement consistent with our two other U.S. distributors. This inventory reduction resulted in a decrease in CuraScript’s inventory of approximately $2 million. Sales of Remodulin and associated pumps and supplies are recognized as revenue when delivered to our distributors.

On March 27, 2007, we entered into an exclusive agreement with Mochida Pharmaceutical Co., Ltd. (Mochida), to distribute subcutaneous and intravenous Remodulin in Japan. Mochida will be responsible, with our assistance, for obtaining Japanese marketing authorization for Remodulin, including conducting necessary bridging studies. We will supply study drug at no charge to Mochida. Due to the bridging studies and required Japanese regulatory reviews, commercial activities in Japan are not expected to commence until 2010 or later. Upon receipt of marketing authorization and pricing approval, Mochida will purchase Remodulin from us at an agreed-upon transfer price. In addition, Mochida has agreed to make certain exclusive distribution rights payments to us. The first payment of $4.0 million was received in May 2007. Certain other distribution rights payments are due as follows: (1) upon Remodulin receiving orphan drug status in Japan or February 1, 2008, whichever first occurs, $4.0 million; (2) upon filing a New Drug Application (NDA) in Japan, $2.0 million; and (3) upon marketing approval in Japan, $2.0 million. Payments for distribution rights received through the filing of the NDA will be recognized ratably over the estimated period of time from when the payment is due until marketing authorization is received.

Effective July 1, 2006, we increased the price of Remodulin to our U.S.-based distributors approximately 3.5% to $67.25 per milligram. This increase applies to sales of Remodulin made on or after July 1, 2006.

Future Prospects

We believe it is likely that many patients now being treated with non-prostacyclin therapies for PAH will require prostacyclin therapy in the near future due to disease progression. As they do, we believe our subcutaneous and intravenous formulations of Remodulin will capture a significant number of these patients. We have two products in Phase III trials, Viveta™ and OvaRex® . If either or both of these trials are successful, we will be working on obtaining regulatory approvals for these products and developing our commercial strategy and capabilities. Future profitability will depend on many factors, including the price, level of sales, level of reimbursement by public and private insurance payers, the impact of competitive products, and the number of patients using Remodulin and other currently commercialized products and services, as well as the results and costs of research and development projects, as discussed in the section entitled “Actual consolidated revenues and net income (loss) may be different from published securities analyst projections. In addition, we have a history of losses and may not continue to be profitable” under “Part II, Item 1A.-Risk Factors” below.

Major Research and Development Projects

Our major research and development projects are focused on the use of treprostinil to treat cardiovascular diseases, immunotherapeutic monoclonal antibodies (antibodies that activate a patient’s immune response) to treat a variety of cancers and glycobiology antiviral agents (a novel class of small molecules that may be effective as oral therapies) to treat infectious diseases, such as hepatitis C, dengue fever and Japanese encephalitis.

Cardiovascular Disease Projects

Subcutaneous use of Remodulin was approved by the FDA in May 2002 and material net cash inflows from the sales of Remodulin for PAH commenced thereafter. In November 2004, the FDA approved intravenous infusion of Remodulin for patients who are not able to tolerate subcutaneous infusion. This approval was based on data establishing the bioequivalence of intravenous Remodulin with subcutaneous Remodulin.

TRIUMPH-1, Treprostinil Inhalation Used in the Management of Pulmonary Hypertension, a clinical trial, is currently being conducted at approximately 42 centers in the United States and Europe. In May 2006, the FDA agreed to permit us to include patients with PAH who are also being treated with Revatio™ in the study, to expand the trial size to at least 200 patients, and to assess efficacy after 150 patients had completed the trial. We did not conduct this interim efficacy assessment. Enrollment in the TRIUMPH-1 trial was completed on July 13, 2007, with 235 patients enrolled in the study.

We are developing an oral formulation of treprostinil, treprostinil diethanolamine. Two multi-national placebo-controlled clinical trials of oral treprostinil in patients with PAH commenced in October 2006. These trials are a combination of Phase II and Phase III trials, in which both dosing and efficacy are being studied. One trial, FREEDOM-C, is a 16-week study of up to 300 patients currently on background therapy using a PDE5-inhibitor, such as Revatio, or an endothelin antagonist, such as Tracleer®, or a combination of both, with a possible interim assessment at 150 patients. The second trial, FREEDOM-M, is a 12-week study of up to 150 patients, who are not on any background therapy, with a possible interim assessment at 90 patients. Both trials will be conducted at approximately 50 centers in the United States and the rest of the world. As of June 30, 2007, there were approximately 100 and 60 patients enrolled in FREEDOM-C and FREEDOM-M, respectively. As of July 30, 2007, there were approximately 115 and 62 patients enrolled in FREEDOM-C and FREEDOM-M, respectively.

We are also developing a modified release formulation of beraprost (beraprost-MR) for PAH. Beraprost-MR is an oral analog of prostacyclin. In March 2007, Lung Rx entered into an agreement with Toray Industries, Inc. (Toray) to assume and amend the rights and obligations of the agreement entered into between Toray and us in June 2000 concerning the commercialization of a modified release formulation of beraprost. This agreement is discussed in greater detail in the section entitled “License Agreement” below. In accordance with the terms of the agreement, we paid Toray $3.0 million in cash and issued 200,000 shares of our common stock in March 2007. As a result, we recognized a $14.0 million expense during the six months ended June 30, 2007, for these transactions. No expenses were incurred on beraprost-MR development during the three months ended June 30, 2007. We are currently awaiting delivery of beraprost-MR clinical trial material and supporting regulatory documentation from Toray.

We incurred expenses of approximately $9.3 million and $6.6 million during the three months ended June 30, 2007 and 2006, respectively, on Remodulin development. We incurred expenses of approximately $16.1 million and $15.5 million during the six months ended June 30, 2007 and 2006, respectively, on Remodulin development. Approximately $210.0 million from inception has been incurred on Remodulin development to date.

Cancer Disease Projects

We licensed our monoclonal antibody immunotherapies in April 2002 from AltaRex Medical Corp, a wholly-owned subsidiary of ViRexx Medical Corp. OvaRex is our lead cancer treatment product and is currently being studied in two identical Phase III clinical trials in advanced ovarian cancer (Stage III and IV) patients, IMPACT I and II, initiated in January 2003. Patients enrolled in these studies have successfully completed front-line therapy, consisting of surgery and chemotherapy. We are conducting these studies at approximately 60 centers throughout the United States. In June 2006, these trials were fully enrolled with 367 patients. The primary endpoint for these trials is the difference in time to disease relapse between patients treated with OvaRex and patients receiving a placebo. The trials will be analyzed when each study has reached at least 118 relapse events. Following relapse, patients will also be followed to assess survival rate. As of June 30, 2007, the reported number of relapse events was 128 and 112, respectively, in each of the trials. We are also developing the manufacturing processes to make OvaRex ourselves. OvaRex had previously been supplied by a contract manufacturer. We incurred expenses of approximately $4.1 million and $2.4 million during the three months ended June 30, 2007 and 2006, respectively, on OvaRex development. We incurred expenses of approximately $7.0 million and $4.5 million during the six months ended June 30, 2007 and 2006, respectively, on OvaRex development. Approximately $49.9 million from inception to date has been incurred on OvaRex development.

Infectious Disease Projects

Our infectious disease program includes glycobiology antiviral drug candidates in the preclinical and clinical stages of testing. The drugs in this program are being developed for treatment of a wide variety of viruses. In early 2003, we completed acute and chronic Phase I clinical dosing studies using UT-231B, for the treatment of hepatitis C virus, to assess safety in healthy volunteers. We initiated Phase II clinical studies in patients infected with hepatitis C virus and completed those studies in October 2004. In that trial, UT-231B did not demonstrate efficacy against the hepatitis C virus in a population of patients that had previously failed conventional treatments. We are now conducting preclinical testing of new glycobiology drug candidates. We incurred expenses of approximately $200,000 and $180,000 during the three months ended June 30, 2007 and 2006, respectively, and expenses of approximately $350,000 and $370,000 during the six months ended June 30, 2007 and 2006, respectively, for our infectious disease programs. Approximately $36.1 million from inception to date has been incurred for infectious disease programs.

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

If our projects are not completed in a timely manner, regulatory approvals could be delayed and our operations, liquidity and financial position could suffer. Without regulatory approvals, we cannot commercialize and sell these products and, therefore, potential revenues and profits from these products could be delayed or be impossible to achieve.

License Agreement

In March 2007, Lung Rx entered into an agreement with Toray to assume and amend the rights and obligations of the agreement entered into between Toray and us in June 2000 concerning the commercialization of beraprost-MR. Under our original agreement with Toray, we had exclusive North American rights to commercialize beraprost-MR in the United States for all cardiovascular diseases. The amended agreement grants us additional exclusive rights to commercialize beraprost-MR in Europe and broadens the indication to vascular disease (excluding renal disease), among other revisions. An earlier clinical trial which examined an immediate release form of beraprost as monotherapy in PAH demonstrated efficacy at 12 weeks but not at 36 weeks. However, because a number of patients did respond positively to the drug, we feel that the development of beraprost-MR as part of a combination therapy with other drugs that feature complementary mechanisms of action presents a desirable clinical opportunity. Since individual PAH patients may respond to the same class of molecules in different ways, we believe that the development of other molecules within the same family is desirable. In addition, we are in the early stages of exploring the development of beraprost-MR for the treatment of other cardiovascular and cardiopulmonary conditions.

In accordance with the terms of the amended agreement, in March 2007 we issued 200,000 shares of our common stock to Toray in exchange for the cancellation of Toray’s existing right to receive an option grant to purchase 500,000 shares of our common stock (the Option Grant). Under the June 2000 Agreement, Toray’s right to receive the Option Grant was conditioned on Toray’s delivery to us of adequate documentation regarding the use of beraprost-MR in humans and its transfer of clinical trial material to us, neither of which has yet to occur. Had the Option Grant been made, the exercise price of the options would have been set at the average closing price of our common stock for the period one month prior to the delivery date. Under the terms of the amended agreement, Toray has the right to request that we repurchase the newly-issued 200,000 shares of our common stock upon 30 days prior written notice at the price of $54.41 per share, which was the average closing price of our common stock between January 11, 2007, and February 23, 2007. Based on the average closing price of our common stock for the two trading days prior to and the two trading days after March 16, 2007, we recognized a research and development expense of approximately $11.0 million in March relating to the issuance of the 200,000 shares, because beraprost-MR had not yet obtained regulatory approval for commercial sales. In accordance with the provision of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and EITF Topic No. D-98, Classification and Measurement of Redeemable Securities, these shares of common stock are reflected in mezzanine equity as common stock subject to repurchase valued at the repurchase price. If Toray requests that we repurchase these shares, then an amount equal to the repurchase price will be transferred to a liability account until the repurchase is completed.

The amended agreement also specifies that we make certain milestone payments to Toray during the development period and upon U.S. or European Union regulatory approval. Upon execution of the amended agreement, we made a $3.0 million payment to Toray in addition to the issuance of the 200,000 shares of our common stock discussed above. Additional annual milestone payments of $2.0 million are specified in the amended agreement and are to commence in 2008, increasing annually by $1.0 million through 2011. These payments will be expensed when incurred. These payments are contingent upon the receipt of clinical trial material and commercial drug from Toray that meet all regulatory standards and requirements, including those relating to chemistry, manufacturing and controls, and are documented to the satisfaction of U.S. and European Union regulatory authorities. In addition, if Toray elects to terminate production of beraprost-MR, no further payments would be due under the amended agreement. Conversely, if we elect to terminate development of beraprost-MR, then all remaining milestone payments would be due to Toray, unless certain regulatory standards and requirements have not been met, or if material problems have been identified with respect to manufacturing and regulatory compliance. Please see the section entitled “Certain license and assignment agreements relating to our products may restrict our ability to develop products in certain countries and/or for particular diseases and impose other restrictions on our freedom to develop and market our products” in “Part II; Item 1A.—Risk Factors” below for more information about the license agreement with Toray.

Financial Position

Cash, cash equivalents and marketable investments (including all unrestricted and restricted amounts and all amounts classified as current and non-current) at June 30, 2007, were approximately $280.3 million, as compared to approximately $303.2 million at December 31, 2006. The decrease of approximately $22.9 million was due primarily to the repurchase of approximately $67.1 million worth of our common stock which was offset by cash provided by operating activities of approximately $33.3 million. Restricted marketable investments and cash pledged to secure our obligations under the synthetic operating lease discussed below under “Off Balance Sheet Arrangement” at June 30, 2007, totaled approximately $38.5 million, as compared to approximately $39.0 million at December 31, 2006.

Prepaid expenses at June 30, 2007, were approximately $5.6 million, as compared to approximately $9.2 million at December 31, 2006. The decrease was primarily due to the expensing of a portion of those assets used in operations during 2007.

Property, plant and equipment at June 30, 2007, were approximately $45.9 million as compared to $34.7 million at December 31, 2006. The increase was primarily due the acquisition of an office building adjacent to our legal and governmental affairs office that we lease in Washington, DC for $5.7 million and expenditures for our Research Triangle Park, North Carolina, and Silver Spring, Maryland, facilities projects of approximately $4.4 million.

Investments in affiliates at June 30, 2007, were approximately $5.2 million, as compared to approximately $4.7 million at December 31, 2006. The increase was due primarily to an increase in the fair value of our investment in ViRexx Medical Corp., based on quoted market prices.

Accounts payable at June 30, 2007, were approximately $5.1 million, as compared to approximately $2.8 million at December 31, 2006. The increase was due generally to the timing of payments to vendors.

Accrued expenses at June 30, 2007, were approximately $17.7 million, as compared to approximately $15.3 million at December 31, 2006. The increase was due to an increase in employee bonuses of approximately $737,000 and an increase in Remodulin-related royalty and Medicaid rebates of approximately $2.3 million.

Total stockholders’ equity at June 30, 2007, was approximately $179.0 million, as compared to approximately $204.6 million at December 31, 2006. For the six-month period ended June 30, 2007, we repurchased approximately 1.2 million shares of our common stock for $67.1 million which was offset by $13.6 million from the proceeds from stock option exercises, $14.2 million from the recognition of stock option expense and $8.2 million in tax benefits recognized from stock option exercise and Original Issue Discount amortization.

Results Of Operations

Three months ended June 30, 2007 and 2006

Revenues for the three months ended June 30, 2007, were approximately $51.8 million, as compared to approximately $40.2 million for the three months ended June 30, 2006. The increase of approximately $11.6 million was due primarily to growth in sales of Remodulin to our distributors.

The following sets forth our revenues by source for the periods presented (dollars in thousands).

	Three Months Ended June 30,
	2007	2006	Percentage Change
Remodulin	$49,177	$38,530	27.6%
Telemedicine services and products	1,839	1,563	17.7%
Other products	148	152	(2.6)%
Distributor fees	667	—	N/A
Total revenues	$51,831	$40,245	28.8%

For the three months ended June 30, 2007 and, 2006, approximately 84 percent and 86 percent of our net revenues, respectively, were earned from our three distributors located in the United States.

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

A roll forward of the liability accounts associated with estimated government rebates and prompt pay discounts as well as the net amount of reductions to revenues for these items are presented as follows (in thousands):

	Three Months Ended June 30,
	2007	2006
Liability accounts, at beginning of period	$2,309	$1,760
Additions to liability attributed to sales in:
Current period	3,227	2,555
Prior period	88	—
Payments or reductions attributed to sales in:
Current period	(610)	(458)
Prior period	(2,143)	(1,606)
Liability accounts, at end of period	$2,871	$2,251
Net reductions to revenues	$3,315	$2,555

There were no product returns during the three months ended June 30, 2007 and 2006, respectively.

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

	Three Months Ended June 30,
	2007	2006	Percentage Change
Project and non-project:
Cardiovascular	$9,269	$6,596	40.5%
Cancer	4,061	2,462	65.0%
Infectious disease	200	180	11.1%
Stock option	2,981	2,173	37.2%
Other	1,459	1,203	21.3%
Total research and development expense	$17,970	$12,614	42.5%

The increase in expenses for the cardiovascular program is primarily attributable to our oral and inhaled projects, each of which spent approximately $1.5 million more than during the same period in 2006. The increase in expenses for the cancer program is primarily related to the development of the manufacturing process for OvaRex in our Silver Spring, Maryland, facility.

Selling, general and administrative expenses consist primarily of salaries, travel, office expenses, insurance, professional fees, provision for doubtful accounts receivable, depreciation and amortization. The table below summarizes selling, general and administrative expenses by major categories (dollars in thousands):

	Three Months Ended June 30,
	2007	2006	Percentage Change
Category:
General and administrative	$9,066	$6,465	40.2%
Sales and marketing	5,708	3,361	69.8%
Stock option	5,700	2,045	178.7%
Total selling, general and administrative expense	$20,474	$11,871	72.5%

The increase in general and administrative expenses was due primarily to increased expenses of approximately: (1) $1.1 million for salaries and related expenses from headcount growth to support expanding operations; (2) $265,100 for rent expense on our laboratory facility in Silver Spring, Maryland, which began operations in May 2006; and (3) $326,200 for other operating expenses supporting the growth in our operations. The increase in sales and marketing related expenses is primarily due to an increase in headcount that led to an increase in salaries and related expenses of approximately $1.8 million.

Under the terms of her employment agreement, our Chief Executive Officer (CEO) receives a year-end stock option grant based on the change of our market capitalization from the previous year. At June 30, 2007, we accrued approximately $2.3 million of stock option expense representing the fair market value of the estimated stock options that would be due at the end of 2007 based on the increase in our market capitalization from December 31, 2006 through June 30, 2007. The offset to this expense was an increase to additional paid-in capital.

Cost of product sales consists of the cost to manufacture or acquire products that are sold to customers. Cost of service sales consists of the salaries and related overhead necessary to provide telemedicine services to customers. Cost of product sales was approximately 10% of net product sales for each three-month period ended June 30, 2007 and June 30, 2006. Cost of service sales was approximately 31% of service sales for the three months ended June 30, 2007, as compared to approximately 33% for the three months ended June 30, 2006.

Equity loss in affiliate represents our share of Northern Therapeutics, Inc.’s losses. The equity loss in affiliate was approximately $79,000 for the three months ended June 30, 2007, as compared to approximately $171,000 for the three months ended June 30, 2006. Northern Therapeutics, Inc.’s loss was due primarily to expenditures for its autologous (non-viral vector) gene therapy research for PAH.

An income tax expense of approximately $3.1 million was recognized for the three months ended June 30, 2007, as compared to $6.2 million for the three months ended June 30, 2006. The income tax provision is based on the estimated annual effective tax rate for the entire year. The estimated effective tax rate is subject to adjustment in subsequent quarterly periods as the estimates of pre-tax income and of permanent book to tax return difference for the year are increased or decreased. The effective tax rate for the six months ended June 30, 2007 and 2006, was approximately 35 percent and 44 percent, respectively. The effective rate for the six months ended June 30, 2006 does not include the effect of legislation to retroactively reinstate federal tax credits for qualified research expenditures which was enacted in October 2006. The cumulative effect of the legislation was recorded in the fourth quarter 2006.

Six months ended June 30, 2007 and 2006

Revenues for the six months ended June 30, 2007, were approximately $92.0 million, as compared to approximately $73.4 million for the six months ended June 30, 2006. The increase of approximately $18.6 million was due primarily to growth in sales of Remodulin to our distributors.

The following sets forth our revenues by source for the periods presented (dollars in thousands):

	Six Months Ended June 30,
	2007	2006	Percentage Change
Remodulin	$87,327	$69,835	25.1%
Telemedicine services and products	3,725	3,312	12.5%
Other products	281	262	7.3%
Distributor fees	667	—	N/A
Total revenues	$92,000	$73,409	25.3%

For the six months ended June 30, 2007 and, 2006, approximately 83 percent and 84 percent of our net revenues, respectively, were earned from our three distributors located in the United States.

A roll forward of the liability accounts associated with estimated government rebates and prompt pay discounts as well as the net amount of reductions to revenues for these items are presented as follows (in thousands):

	Six Months Ended June 30,
	2007	2006
Liability accounts, at beginning of period	$2,366	$1,590
Additions to liability attributed to sales in:
Current period	5,778	4,589
Prior period	264	—
Payments or reductions attributed to sales in:
Current period	(1,043)	(2,426)
Prior period	(4,494)	(1,502)
Liability accounts, at end of period	$2,871	$2,251
Net reductions to revenues	$6,042	$4,589

There were no product returns during the six months ended June 30, 2007 and 2006, respectively.

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

	Six Months Ended June 30,
	2007	2006	Percentage Change
Project and non-project:
Cardiovascular	$19,050	$15,528	22.7%
Cancer	6,951	4,516	53.9%
Infectious disease	345	368	(6.3)%
Stock option	5,554	4,495	23.6%
Other	3,171	2,407	31.7%
Subtotal	35,071	27,314	28.4%
R&D expense from issuance of common stock	11,013	—	N/A
Total research and development expense	$46,084	$27,314	68.7%

The increase in cardiovascular expenses was primarily due to expensing a $3.0 million milestone payment to Toray in connection with the amended beraprost-MR license. The increase in expenses for the cancer program is related to the development of our OvaRex manufacturing processes.

Selling, general and administrative expenses consist primarily of salaries, travel, office expenses, insurance, professional fees, provision for doubtful accounts receivable, depreciation and amortization. The table below summarizes selling, general and administrative expenses by major categories (dollars in thousands):

	Six Months Ended June 30,
	2007	2006	Percentage Change
Category:
General and administrative	$16,705	$11,529	44.9%
Sales and marketing	10,410	6,235	67.0%
Stock option	8,523	4,186	103.6%
Total selling, general and administrative expense	$35,638	$21,950	62.4%

The increase in general and administrative expenses was due primarily to increased expenses of approximately: (1) $1.9 million for salaries and related expenses from headcount growth to support expanding operations; (2) $698,000 for rent expense due to rent on our laboratory facility in Silver Spring, Maryland, which began operations in May 2006; and (3) $692,000 for other operating expenses supporting the growth in our operations. The increase in sales and marketing related expenses is the result of an increase in salaries and related expenses of approximately $3.0 million due to an increase in headcount and travel expenses of approximately $616,000.

Under the terms of her employment agreement, our CEO receives a year-end stock option grant based on the change of our market capitalization from the previous year. At June 30, 2007, we accrued approximately $2.3 million of stock option expense representing the fair market value of the estimated stock options that would be due at the end of 2007 based on the increase in our market capitalization from December 31, 2006, through June 30, 2007. The offset to this expense was an increase to additional paid-in capital.

A write down of intangible assets related to the HeartBar product tradename totaling approximately $2.0 million was recorded during the six months ended June 30, 2006. This write down was required since the HeartBar product was discontinued in January 2006 and is no longer sold.

Cost of product sales was approximately 10% of net product sales for each of the six-month periods ended June 30, 2007 and 2006. Cost of service sales was approximately 32% of service sales for the six months ended June 30, 2007, as compared to approximately 34% for the six months ended June 30, 2006.

Interest income for the six months ended June 30, 2007, was approximately $6.0 million, as compared to interest income of approximately $4.4 million for the six months ended June 30, 2006. The increase was due primarily to an increase in market interest rates.

Equity loss in affiliate represents our share of Northern Therapeutics, Inc.’s losses. The equity loss in affiliate was approximately $193,000 for the six months ended June 30, 2007, as compared to approximately $378,000 for the six months ended June 30, 2006. Northern Therapeutics, Inc.’s loss was due primarily to expenditures for its autologous (non-viral vector) gene therapy research for PAH.

An income tax expense of approximately $1.7 million was recognized for the six months ended June 30, 2007, as compared to $8.0 million for the six months ended June 30, 2006. The income tax provision is based on the estimated annual effective tax rate for the entire year. The estimated effective tax rate is subject to adjustment in subsequent quarterly periods as the estimates of pre-tax income and of permanent book to tax return difference for the year are increased or decreased. The effective tax rate for the six months ended June 30, 2007 and 2006, was approximately 35 percent and 44 percent, respectively. The effective rate for the six months ended June 30, 2006, does not include the effect of legislation to retroactively reinstate federal tax credits for qualified research expenditures which was enacted in October 2006. The cumulative effect of the legislation was recorded in the fourth quarter 2006.

Liquidity and Capital Resources

Until June 1999, we financed our operations principally through private placements of common stock. On June 17, 1999, we completed our initial public offering. Our net proceeds from the initial public offering and sale of the over-allotment shares, after deducting underwriting commissions and offering expenses, were approximately $56.4 million. In 2000, we issued common stock in two private placements and received aggregate net proceeds of approximately $209.0 million. Until 2002, we funded the majority of our operations from the net proceeds of such equity. Since 2004, we have funded the majority of our operations from revenues, mainly Remodulin-related, and we expect this to continue.

Our working capital at June 30, 2007, was approximately $223.5 million, as compared to approximately $258.1 million at December 31, 2006. The decrease is primarily due to our purchase of approximately $67.1 million worth of our common stock during the six months ended June 30, 2007, which was offset by cash provided by operating activities of approximately $33.3 million.

At June 30, 2007, restricted cash and marketable investments pledged to secure our obligations under the synthetic operating lease (discussed below under “Off Balance Sheet Arrangement”) totaled approximately $38.5 million, as compared to approximately $39.0 million at December 31, 2006.

Net cash provided by operating activities was approximately $33.3 million for the six months ended June 30, 2007, as compared to approximately $37.4 million for the six months ended June 30, 2006. The decrease in cash provided by operating activities is due primarily to the $3.0 million milestone payment to Toray under the amended agreement and the approximately $6.0 million of excess tax benefits from stock-based compensation recognized as a component of cash flows from financing activities. For the six months ended June 30, 2007, we invested approximately $12.8 million in property, plant and equipment, as compared to approximately $9.0 million in the six months ended June 30, 2006.

In April 2007, we paid approximately $573,000 in interest to the holders of our 0.05% Convertible Senior Notes. We are required to make another semi-annual interest payment of $625,000 in October 2007.

For the six months ended June 30, 2007, we also received approximately $13.6 million in stock option exercise proceeds as compared to approximately $5.8 million in the six months ended June 30, 2006. In addition, during the six months ended June 30, 2007, we repurchased approximately 1.2 million shares of our common stock for approximately $67.1 million, as compared to no shares for the six months ended June 30, 2006.

In January 2007, we purchased an office building adjacent to our leased legal and governmental affairs office in Washington, DC, for $5.7 million. We are currently constructing an approximately 200,000 square foot facility in Research Triangle Park, North Carolina, which will consist of a manufacturing operation and offices. The manufacturing operation will primarily be for oral treprostinil, although it is expected to support other programs, and the offices will be used by our clinical development and sales and marketing staffs, who currently occupy a leased facility in the area. Construction of this facility may take up to two years to complete. The project may cost up to $100 million, and we expect to fund the construction of this facility from our working capital or other financing arrangements.

Effective March 2007, we entered into a construction management agreement with DPR Construction, Inc. (DPR) based in Falls Church, Virginia. DPR will manage the construction of our manufacturing and office facility in Research Triangle Park, North Carolina. The agreement has a guaranteed maximum price clause in which DPR agrees that the construction cost of the facility will not exceed approximately $78.0 million, which amount is subject to change with agreed-upon changes to the scope of work. DPR will be responsible for covering any costs in excess of the guaranteed maximum price. If the ultimate cost of the project is less than the guaranteed maximum, we will share a portion of these savings with DPR. In addition, DPR must pay us penalties if the construction is not completed by

February 2009, which date is subject to change based on agreed-upon changes to the scope of work. DPR has no material relationship with us or any of our affiliates.

In addition, we are in the planning phase for a new office and laboratory building which will connect to our current laboratory facility in Silver Spring, Maryland. The building of this facility is anticipated to begin in the latter half of 2007. The costs are still being estimated due to continuing design and related estimation work. We intend to finance the construction of this facility through a synthetic operating lease.

We made milestone payments totaling $20,000 pursuant to existing license agreements during each of the six months ended June 30, 2007 and 2006. Under our existing license agreements we are obligated to make royalty payments on sales of Remodulin that exceed annual net sales of $25.0 million and on all arginine products. Royalties on sales of all products currently marketed range up to 10 percent of sales of those products.

We believe that our existing revenues, together with existing capital resources (comprised primarily of unrestricted cash, cash equivalents and marketable investments), will be adequate to fund our operations. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. See the section entitled “Part II, Item 1A—Risk Factors—Actual consolidated revenues and net income (loss) may be different from published securities analyst projections. In addition, we have a history of losses and may not continue to be profitable” below.

At June 30, 2007, we had, for federal income tax purposes, net operating loss carryforwards of approximately $38.5 million and business tax credit carryforwards of approximately $50.3 million, which expire at various dates from 2012 through 2025. The remaining net operating loss carryforwards are attributable to exercised stock options, the benefit of which, when realized, directly increases additional paid-in-capital. Business tax credits can offset future tax liabilities and arise from qualified research expenditures. We have been and may continue to be subject to the federal alternative minimum tax, even though we have significant net operating loss and general business credit carryforwards.

Section 382 of the Internal Revenue Code limits the utilization of net operating losses when ownership changes occur as defined by that section. We have reviewed our ownership change position pursuant to Section 382 through December 31, 2006, and have determined that ownership changes occurred in December 1997, June 1999, and November 2004 and, as a result, the utilization of certain of our net operating loss carryforwards may be limited. However, we do not expect any significant portion of our net operating loss carryforwards or general business tax credits to expire unused. A portion of the net operating loss carryforwards continues to be reserved through a valuation allowance as of June 30, 2007.

Convertible Senior Notes

On October 30, 2006, we issued $250.0 million of 0.50% Convertible Senior Notes due October 2011 (the Convertible Senior Notes). Proceeds from the offering, after deducting the initial purchaser’s, Deutsche Bank Securities Inc. (Deutsche Bank), discount and commission and estimated expenses were approximately $242.0 million. The Convertible Senior Notes were issued at par value and pay interest in cash semi-annually in arrears on April 15 and October 15 of each year, beginning in April 2007. The Convertible Senior Notes are unsecured unsubordinated obligations and rank equally with all other unsecured and unsubordinated indebtedness. The Convertible Senior Notes have an initial conversion price of $75.2257 per share. The Convertible Senior Notes may only be converted: (i) anytime after July 15, 2011; (ii) during any calendar quarter commencing after the date of original issuance of the notes, if the closing sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter preceding the quarter in which the conversion occurs is more than 120% of the conversion price of the notes in effect on that last trading day; (iii) during the ten consecutive trading-day period following any five consecutive trading-day period in which the trading price for the notes for each such trading day was less than 95% of the closing sale price of our common stock on such date multiplied by the then current conversion rate; or (iv) if specified significant distributions to holders of our common stock are made, specified corporate transactions occur, or our common stock ceases to be approved for listing on The NASDAQ Global Select Market and is not listed for trading on another U.S. national or regional securities exchange. Upon conversion, a holder will receive: (i) cash equal to the lesser of the principal amount of the note or the conversion value; and (ii) to the extent the conversion value exceeds the principal amount of the note, shares of our common stock. In addition, upon a change in control, as defined in the indenture under which the Convertible Senior Notes have been issued, the holders may require us to purchase all or a portion of their Convertible Senior Notes for 100% of the principal amount plus accrued and unpaid interest, if any, plus a number of additional shares of our common stock, as set forth in the related indenture. The indenture under which the Convertible Senior Notes were issued contains customary covenants.

Concurrent with the issuance of the Convertible Senior Notes, we purchased call options on our common stock in a private transaction. The call options allow us to receive up to approximately 3.3 million shares of our common stock from counterparties, equal to the amount of common stock related to the excess conversion value that we would pay to the holders of the Convertible Senior Notes upon conversion. These call options will terminate upon the earlier of the maturity dates of the related Convertible Senior Notes or the first day all of the related Convertible Senior Notes are no longer outstanding due to conversion or otherwise. The call options, which cost approximately $80.8 million, were recorded as a reduction of shareholders’ equity. The cost of call options for tax purposes creates a tax deduction since it is classified as an Original Issue Discount. The deduction is considered a permanent difference and, as such, does not create a deferred tax asset. The benefit of the deduction is recorded as an increase to additional paid-in-capital.

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

We also used approximately $112.4 million of the proceeds from the issuance of the Convertible Senior Notes to repurchase approximately 1.8 million outstanding shares of our common stock as part of this transaction. We intend to use the remainder of the net proceeds for working capital or other general corporate purposes, which may include acquisitions, strategic investments or joint venture arrangements. Including the shares of common stock repurchased as part of the Convertible Senior Note transaction, we have repurchased a total of approximately 3.1 million shares of our common stock for approximately $182.5 million through June 30, 2007.

Off Balance Sheet Arrangement

In June 2004, we entered into a synthetic operating lease and related agreements with Wachovia Development Corporation and its affiliates (Wachovia) to fund the construction of a laboratory facility in Silver Spring, Maryland. Under these agreements, Wachovia funded $32.0 million towards the construction of the laboratory facility on land owned by us. The construction phase commenced in 2004 and was completed in May 2006. Following construction, Wachovia leased the laboratory facility to us with a term ending in May 2011. Under the 99-year ground lease, Wachovia paid fair value rent to us for use of the land during the construction phase and will pay fair value rent after the laboratory lease is terminated. During the term of the laboratory lease, Wachovia will pay $1 per year to us for use of the land.

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

We pledged a portion of our marketable investments as collateral to secure our lease obligations. At June 30, 2007, approximately $38.5 million of marketable investments and cash were pledged as collateral and are reported as restricted marketable investments and cash in our consolidated balance sheet.

This arrangement enabled us to construct our laboratory facility without using our own working capital. There will not be any depreciation expense associated with the laboratory facility, since these improvements are owned by Wachovia. The amount of rent to be paid to Wachovia during the term of the laboratory lease will vary as it is tied to the then current 30-day LIBOR rate plus approximately 55 basis points. As this rate increases, so will the amount of rent to be paid to Wachovia. Similarly, if this rate decreases, the amount of rent to be paid will decrease.

Rent payments under the laboratory lease commenced in May 2006 and will continue through termination of the lease in May 2011. Upon the completion of the building in May 2006, Wachovia advanced to us approximately $5.2 million, which constituted the remaining funds available for construction due to the lengthy process involved in finalizing construction costs. At June 30, 2007, the remaining construction advance totaled approximately $416,000 and is classified as other current liability in our balance sheet. When the final construction costs have been agreed upon, any remaining funds that were advanced will be returned to Wachovia. Upon the return of unspent funds, the remaining rent payments will be based on the actual funded costs of the building.

Based on construction costs of approximately $32.0 million and the then current effective rate of approximately 5.9% (equivalent to the current 30-day LIBOR rate plus approximately 55 basis points at June 30, 2007), the rents to be paid are approximately $1.9 million annually. In addition, Wachovia paid us ground rent of approximately $307,000 in June 2004 covering the period through May 2011. This amount is being recognized as income ratably through May 2011.

We guaranteed a minimum residual value of the laboratory facility. This guaranteed residual is generally equal to 86% of the amount funded by Wachovia towards construction. If, at the end of the lease term, we do not renew the lease or purchase the improvements, then the building will be sold to a third party. In that event, we have guaranteed that Wachovia will receive at least this residual value amount. The maximum potential amount of this guarantee is approximately $27.5 million, equivalent to 86% of total expected construction costs of $32.0 million. We have reported this guarantee as a non-current asset (prepaid rent) and non-current liability (other liability). We have estimated the fair value of this guarantee liability and the corresponding asset at approximately $650,000, net of accumulated amortization at June 30, 2007.

The laboratory lease and other agreements require, among other things, that we maintain a consolidated net worth of at least $70.0 million. The agreements contain other covenants and conditions with which we must comply throughout the lease periods and upon termination of the lease. If we were unable to comply with these covenants and conditions, if the noncompliance went uncured, and if the parties could not agree otherwise, the agreements could terminate. A termination of these agreements could result in our acquisition of the improvements from Wachovia or the loss of our liquid collateral, among other consequences.

Contractual Obligations

At June 30, 2007, we had contractual obligations coming due approximately as follows (in thousands):

	Payment Due In
	Total	2007	2008 to 2009	2010 to 2011	2012 and Later
Notes payable and capital lease obligations(1)	$255,917	$897	$2,520	$252,500	$—
Operating lease obligations	10,784	1,540	5,870	3,269	105
Construction agreement(2)	416	416	—	—	—
Purchase obligations(3)	4,924	924	2,000	2,000	—
Other long-term liabilities reflected in the statement of financial position(4)	650	—	—	650	—
Milestone payments(5)	25,895	1,570	11,290	10,015	3,020
	$298,586	$5,347	$21,680	$268,434	$3,125

(1)          In October 2006, we issued $250.0 million aggregate principal amount of Convertible Senior Notes. The principal balance of the notes is to be repaid in cash. While the notes can be redeemed by the bondholder once the market price of our common stock exceeds $75.22, we have assumed that the bondholders will hold the notes until maturity.

(2)          Upon the completion of our laboratory in May 2006, Wachovia advanced to us the remaining funds available for construction due to the lengthy process involved in finalizing construction costs. When the final construction costs have been agreed upon, any remaining funds that were advanced will be returned to Wachovia. At June 30, 2007, the remaining construction advance totaled approximately $416,000 and is classified as other current liability in our balance sheet.

(3)          Includes specified payments to Toray for clinical trial material.

(4)          Upon termination of the lease with Wachovia for the laboratory facility, we will generally have the option of renewing the lease, purchasing the laboratory or selling it and repaying Wachovia the cost of its construction. We guaranteed that if the laboratory is sold, Wachovia will receive at least 86% of the amount it funded towards the construction. We expect that the final cost of constructing the laboratory will be approximately $32.0 million and the guarantee is estimated at approximately $27.5 million. The estimated fair value of the guarantee is included in other long-term liabilities reflected in the statement of financial position. See the section entitled “Off Balance Sheet Arrangement” above for additional information.

(5)          We licensed products from other companies under license agreements. These agreements generally include milestone payments to be paid in cash by us upon the achievement of product development and commercialization goals set forth in each license agreement. Total milestone payments under these license agreements have been estimated based on the assumption that the products will be successfully developed and on the estimated timing of these development and commercialization goals.

Summary of Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates and judgments, which are based on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumption as to future events. By their nature, estimates are subject to an inherent degree of uncertainty and, as such, actual results may differ from our estimates. We discuss accounting policies and assumptions that involve a higher degree of judgment and complexity than others in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report to shareholders on Form 10-K for the year ended December 31, 2006.

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

Item 3.                        Quantitative and Qualitative Disclosures about Market Risk

At June 30, 2007, a substantial portion of our assets consisted of debt securities issued by corporations and federally-sponsored agencies. The market value of these investments fluctuates with changes in current market interest rates. In general, as rates increase, the market value of a debt investment would be expected to decrease. Likewise, as rates decrease, the market value of a debt investment would be expected to increase. To minimize such market risk, we hold such instruments to maturity at which time these instruments will be redeemed at their stated or face value. At June 30, 2007, we had approximately $160.4 million in debt securities issued by federally-sponsored agencies and corporate issuers with a weighted average stated interest rate of approximately 4.6 percent maturing through March 2012 and callable annually. The fair market value of this held-to-maturity portfolio at June 30, 2007, was approximately $158.4 million.

At June 30, 2007, a portion of our assets was comprised of auction rate debt securities issued by state-sponsored agencies. While these securities have long term maturities, their interest rates are reset approximately every 7 to 28 days through an auction process. As a result, the interest income from these securities is subject to market risk since the rate is adjusted to accommodate market conditions on each reset date. However, since the interest rates are reflective of current market conditions, the fair value of these securities typically does not fluctuate from par or cost. At June 30, 2007, we had approximately $33.1 million in these debt securities with a weighted average stated interest rate of approximately 5.3 percent. The fair market value based on quoted market prices of these available-for-sale debt securities as of June 30, 2007 was approximately $33.1 million.

In June 2004, we entered into a synthetic operating lease and related agreements with Wachovia Development Corporation and its affiliates (Wachovia) to fund the construction of a laboratory facility in Silver Spring, Maryland. Under these agreements, we pay rents to Wachovia generally based on applying the 30-day LIBOR rate plus approximately 55 basis points to the amount funded by Wachovia towards the construction of the laboratory. The final cost of construction is expected to be approximately $32.0 million. These rents, therefore, are subject to the risk that the LIBOR rate will increase or decrease during the period until termination in May 2011. At June 30, 2007, the 30-day LIBOR rate was approximately 5.3 percent. For every movement of 100 basis points (1 percent) in the 30-day LIBOR rate, the rents under this lease could increase or decrease by approximately $320,000 on an annualized basis.

Item 4.                        Controls and Procedures

Based on their evaluation, as of June 30, 2007, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, summarized, processed and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

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

•       The outcome of any litigation in which we are or will become involved;

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

•       The use of net operating loss carryforwards and general business credit carryforwards, the tax impact of our hedging contracts entered into in connection with the convertible debt offering and the impact of Section 382 of the Internal Revenue Code on their use;

•       Income tax expenses and benefits in current and future periods;

•       The determination of grant date fair value in estimating option expenses;

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

•       The expectation, outcome and timing of FDA approval of our newly-constructed Remodulin and OvaRex laboratory facility in Silver Spring, Maryland, and the level of spending to meet FDA requirements for approval;

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

•       Any statements preceded by, followed by or that include any form of the words “believe,” “expect,” “predict,” “anticipate,” “intend,” “estimate,” “should,” “may,” “will,” or similar expressions; and

•       Other statements contained or incorporated by reference in this Quarterly Report on Form 10-Q that are not historical facts.

The statements identified as forward-looking statements may exist in the section entitled “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” above or elsewhere in this Quarterly Report on Form 10-Q. These statements are subject to risks and uncertainties and our actual results may differ materially from anticipated results. Factors that may cause such differences include, but are not limited to, those discussed below. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise.

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

Many independent securities analysts have published quarterly and annual projections of our revenues and profits. These projections are made independently by the securities analysts based on their own analyses. Such estimates are inherently subject to a degree of uncertainty. As a result, our actual revenues and net income may be greater or less than projected by such securities analysts. Even small variations in reported revenues and profits as compared to securities analysts’ expectations can lead to significant changes in the price of our common stock.

Since the inception of our Company in 1996, we have been profitable for a relatively short period of time. We have been profitable for every quarter ending after June 30, 2004, except for the quarter ending March 31, 2007, when we paid approximately $14.0 million in cash and common stock to Toray for a license fee. These amounts were expensed since the licensed product had not yet obtained regulatory approval for commercial sales. If it were not for the expensing of these payments, we would have been profitable for the quarter ending March 31, 2007. At June 30, 2007, our accumulated deficit was approximately $38.3 million.

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

•       Status and impact of other approved competitive products such as Ventavis®, Revatio, Tracleer, Letairis™ and Flolan and investigational competitive products such as Thelin™, Cialis®, Gleevec® and other potential investigational competitive products;

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

•       Changes in the pricing of other therapies approved for PAH, including possible generic formulations of other approved therapies, such as Flolan, which may currently be sold in generic form;

•       The ability of our distributors to transition to the use of other infusion pumps currently available on the market due to Medtronic MiniMed’s discontinuance of the 407C infusion pump;

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

For the treatment of PAH, we compete with many approved products in the United States and worldwide, including the following:

•       Flolan was the first product approved by the FDA for treating PAH and has been marketed by GlaxoSmithKline PLC since 1996. In the second quarter of 2006, Myogen, Inc. acquired the marketing rights for Flolan. In November 2006, Myogen was acquired by Gilead Sciences, Inc., which is regarded as a large and successful biotechnology company in the United States. The generic exclusively period for Flolan expired in April 2007, so it is possible that generic formulations of Flolan could become available for commercial sale. Flolan is delivered by intravenous infusion and considered to be an effective treatment by most PAH experts.

•       Ventavis was approved in December 2004 in the United States and in September 2003 in Europe. Ventavis is the only prostacyclin that has been approved for inhalation, whereas Remodulin is only currently approved to be delivered through intravenous or subcutaneous infusion. Ventavis was initially marketed by CoTherix, Inc. in the United States and Schering AG in Europe. In January 2007, CoTherix was acquired by Actelion Ltd, the manufacturer and distributor of Tracleer. Actelion is regarded as a large and successful biotechnology company.

•       Tracleer, the first oral drug to be approved for PAH, is also the first drug in its class, known as endothelin receptor antagonists. Tracleer was approved in December 2001 in the United States and in May 2002 in Europe. Tracleer is marketed by Actelion worldwide.

•       Revatio was approved in June 2005 in the United States. Revatio is also an oral therapy and is marketed by Pfizer, Inc. Revatio is a different formulation of the very successful drug Viagra and is the first drug in its class, known as PDE-5 inhibitors, to be approved for PAH. Pfizer, Inc. is a large and successful pharmaceutical company in the United States.

•       Letairis (Ambrisentan) was approved in June 2007 in the United States. Letairis is an oral therapy, and is marketed by Gilead Sciences, Inc. for the treatment of PAH. Gilead Sciences is regarded as a large and successful biotechnology company in the United States. Like Tracleer, Letairis is an endothelin receptor antagonist.

Doctors may reduce the dose of Remodulin they give to their patients if they prescribe our competitors’ products in combination with Remodulin. In addition, certain of our competitors’ products are less invasive than Remodulin and the use of these products may delay or prevent initiation of Remodulin therapy. Finally, as a result of Actelion’s recent acquisition of CoTherix, and Gilead’s acquisition of Myogen, each of these two companies now controls two of the six approved therapies for PAH in the United States. In addition to reducing competition through consolidation, each company brings considerable influence over prescribers to the sales and marketing of their respective two approved therapies through market dominance in this therapeutic area.

Many companies are marketing and developing products containing arginine that compete with our product line. Many local and regional competitors and a few national competitors provide cardiac Holter and event monitoring services and systems that compete with our telemedicine products. A number of drug companies are pursuing treatments for ovarian and other cancers and the hepatitis C virus that will compete with any products we may develop from our immunotherapeutic monoclonal antibody platform and glycobiology antiviral agents’ platform.

Discoveries or development of new technologies by others may make our products obsolete or less useful.

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

Remodulin and our other treprostinil-based products may have to compete with investigational products currently being developed by other companies, including:

•       Sitaxsentan (Thelin®) is being developed by Encysive Pharmaceuticals, Inc. (Encysive) worldwide for the treatment of PAH. Encysive had completed testing of Thelin, an oral tablet, and, based on favorable results, submitted an NDA with the FDA in February 2005. In August 2006, Encysive announced that Thelin received marketing authorization in all nations in the European Union. In June 2007, Encysive announced the receipt of their third approvable letter from the FDA. In July 2007, Encysive held a formal Class A preliminary dispute resolution meeting with the FDA concerning the recent approvable letter. If approved in the United States, Thelin would become the third drug available in the class known as endothelin receptor antagonists;

•       Cialis is an approved oral treatment for erectile dysfunction and is currently marketed by Lilly ICOS LLC, a joint venture of Eli Lilly and Company and ICOS Corporation. Cialis is currently being studied in patients with PAH, and is in the same class of drugs as Revatio. In January 2007, ICOS Corporation was acquired by Eli Lilly and Company, which is a large and successful pharmaceutical company in the United States;

•       Gleevec is an approved oral treatment for chronic myeloid leukemia (a cancer of the blood and bone marrow) and is currently marketed by Novartis Pharmaceuticals Corporation. Recently, experienced PAH researchers have conducted studies with Gleevec and believe that it may be effective in treating PAH;

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

•       PulmoLAR™ is being developed by PR Pharmaceuticals, Inc. PulmoLAR is a once-a-month injectible therapy which contains a metabolite of estradiol and has been shown in animal and cell models to address certain processes associated with PAH;

•       Oral and inhaled formulations of Fasudil, a rho-kinase inhibitor, may be developed by Actelion Ltd for the treatment of PAH. Fasudil is currently approved in Japan as an intravenous drug to treat a disease unrelated to PAH;

•       Sorafenib, marketed by Bayer AG as Nexavar® for advanced renal cell cancer, is a small molecule that inhibits Raf kinase and that may interfere with the thickening of blood vessel walls associated with PAH. A Phase I clinical trial in PAH has been proposed; and

•       Recombinant Elafin, being developed by PROTEO Biotech AG, is a synthetic version of a protein that is produced naturally in the body that may inhibit inflammatory reactions. In February 2007, Elafin was granted orphan product status in the European Union for the treatment of PAH and chronic thromboembolic pulmonary hypertension.

There may be additional drugs in development for PAH and there may also be currently approved drugs that may prove effective in treating the disease. If any of these drugs in development or other currently approved drugs are used to treat PAH, sales of Remodulin may fall.

If third-party payers will not reimburse patients for our drug products or if third-party payers limit the amount of reimbursement, our sales will suffer.

Our commercial success depends heavily on third-party payers, such as Medicare, Medicaid and private insurance companies, agreeing to reimburse patients for the costs of our pharmaceutical products. These third-party payers frequently challenge the pricing of new and expensive drugs, and it may be difficult for distributors selling Remodulin to obtain reimbursement from these payers. Remodulin and the associated infusion pump and supplies are very expensive. We believe our investigational products, if approved, will also be very expensive. Presently, most third-party payers, including Medicare and Medicaid, reimburse patients for the cost of Remodulin therapy. In the past, Medicare has not reimbursed the full cost of the therapy for some patients. Beginning on January 1, 2007, the Medicare Modernization Act requires that we and the Centers for Medicare and Medicaid Services negotiate a new price for Remodulin. In addition, to the extent that private insurers or managed care programs follow any Medicaid coverage and payment developments, the adverse effects of lower Medicare payment rates may be expanded by private insurers adopting lower payment schedules. Additionally, some states have enacted health care reform legislation. Further federal and state developments are possible.

Third-party payers may not approve our new products for reimbursement or may not continue to approve Remodulin for reimbursement, or may seek to reduce the amount of reimbursement for Remodulin based on changes in pricing of other therapies for PAH, including possible generic formulations of other approved therapies, such as Flolan, which may currently be sold in generic form. If third-party payers do not approve a product of ours for reimbursement or limit the amount of reimbursement, sales will suffer, as patients could opt for a competing product that is approved for reimbursement.

We rely on third parties to develop, market, distribute and sell most of our products and those third parties may not perform.

We are currently marketing products in three of our five therapeutic platforms: Remodulin in our prostacyclin analog platform, products in our arginine formulations platform, and CardioPAL® SAVI cardiac event monitors and Holter monitors in our telemedicine platform. We do not have the ability to independently conduct clinical studies, obtain regulatory approvals, market, distribute or sell most of our products and intend to rely substantially on experienced third parties to perform all of those functions. We may not locate acceptable contractors or enter into favorable agreements with them. If third parties do not successfully carry out their contractual duties or meet expected deadlines, we might not be able to obtain marketing approvals and sell our products.

Until November 14, 2006, Medtronic MiniMed, Inc. (MiniMed) was our exclusive partner for the subcutaneous delivery of Remodulin using the MiniMed microinfusion device for PAH. MiniMed had advised us that it intended to discontinue making infusion pumps for subcutaneous delivery of Remodulin after first giving us and our distributors the opportunity to purchase desired quantities. On November 14, 2006, we mutually agreed with MiniMed to terminate our contract. We relied on MiniMed’s experience, expertise and performance in supplying the infusion pumps. Any disruption in the supply to PAH patients of infusion devices could delay or prevent patients from initiating or continuing Remodulin therapy, which could adversely affect our revenues. While there are several providers of microinfusion devices, doctors and patients may not be able to obtain acceptable substitute delivery devices to replace the MiniMed microinfusion devises when the available supply held by our distributors has been depleted.

Similarly, we rely on Accredo Therapeutics, Inc. (a wholly-owned subsidiary of Medco Health Solutions, Inc.), CuraScript Inc. (a wholly-owned subsidiary of Express Scripts, Inc.) and Caremark, Inc. (a wholly-owned subsidiary of CVS Corporation) to market, distribute, and sell Remodulin in the United States. Accredo, CuraScript and Caremark are also responsible for convincing third-party payers to reimburse patients for the cost of Remodulin, which is very expensive. If our distribution partners and contractors do not achieve acceptable profit margins, they may not continue to distribute our products. If our distribution partners in the United States and internationally are unsuccessful in their efforts, our revenues will suffer.

Since the commercial launch of Remodulin, all of our Remodulin distributors in the United States have been sold to larger companies. When these distributors were independently managed, the Remodulin franchise was a more significant business to them, because they were much smaller. As divisions or subsidiaries of much larger companies, Remodulin could be much less significant to these distributors. There can be no assurance that a merger among our distributors will not adversely affect Remodulin distribution. In addition, effective January 1, 2007, Accredo is the exclusive U.S. distributor for Flolan. It is possible that our distributors may devote fewer resources to the distribution of Remodulin. If so, this may negatively impact our sales.

Our operations depend on compliance with complex FDA and comparable international regulations. Failure to obtain broad approvals on a timely basis or to achieve continued compliance could delay or halt commercialization of our products.

The products that we develop must be approved for marketing and sale by regulatory authorities and, once approved, are subject to extensive regulation by the FDA and comparable regulatory agencies in other countries. The process of obtaining and maintaining regulatory approvals for new drugs is lengthy, expensive and uncertain. The manufacture, distribution, advertising and marketing of these products are subject to extensive regulation. Any new product approvals we receive in the future could include significant restrictions on the use or marketing of the product. Potential products may fail to receive marketing approval on a timely basis, or at all. Product approvals, if granted, can be withdrawn for failure to comply with regulatory requirements, including those relating to misleading advertising or upon the occurrence of adverse events following commercial introduction of the products.

In addition, our marketed products and how we manufacture and sell these products are subject to extensive continued regulation and review. We received one warning letter from the FDA related to advertising in 2005, which was resolved satisfactorily. We have recently been informed that three European Union countries want us to perform repeat sterility testing of Remodulin vials sold in the European Union. France was our sponsoring country for European Union approval, and we have been operating under an understanding with the French regulatory authorities that additional sterility testing was not necessary since these tests are already performed in the United States and meet both United States and European Union regulatory requirements. We are arranging for repeat sterility testing of Remodulin vials for use in the European Union and are working with the appropriate regulatory agencies and our distributors to ensure that there is no disruption of Remodulin therapy during the repeat testing period. We expect that all patients on Remodulin in these three countries will remain on therapy, but our ability to add new patients in these three countries, and possibly additional countries, may depend on our ability to validate and repeat the sterility testing process in the European Union. We anticipate being able to complete this process in approximately one month. Discovery of previously unknown problems with our marketed products or problems with our manufacturing, regulatory, promotional or other commercialization activities may result in restrictions on our products, including withdrawal of the products from the market. If we fail to comply with applicable regulatory requirements, we could be subject to penalties including fines, suspensions of regulatory approvals, product recalls, seizure of products and criminal prosecution.

We rely heavily on sales of Remodulin. During the six months ended June 30, 2007, Remodulin sales accounted for 95% of our total revenues. If approvals are withdrawn for Remodulin or any other product, we cannot sell that product and our revenues will suffer. In addition, if product approvals are withdrawn, governmental authorities could seize our products or force us to recall our products.

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

In February 2007, the Scientific Leadership Committee (SLC) of the Pulmonary Hypertension Association announced new guidance relating to the treatment of PAH patients on long-term intravenous therapy. The SLC guidance was issued in response to the release of a slide presentation prepared by researchers with the U.S. Centers for Disease Control and Prevention (CDC) entitled “Bloodstream infections among patients treated with intravenous epoprostenol and intravenous treprostinil for pulmonary arterial hypertension, United States 2004—2006”. These slides accompanied a presentation to the SLC and were subsequently published as a report in the CDC’s Morbidity and Mortality Weekly Report on March 2, 2007. The slides and report were prepared in connection with a CDC retrospective inquiry at seven centers regarding a report of increased bloodstream infections, particularly gram-negative blood stream infections, among PAH patients treated with intravenous Remodulin as compared to intravenous Flolan. The SLC guidance statement noted that the CDC observations were hypothesis-generating and did not permit definitive or specific conclusions. The SLC reminded physicians of the need to be aware of the range of possible gram negative and gram positive infectious organisms in patients with long-term central catheters and to treat them appropriately. In response to the SLC guidance statement, we are planning to commence a multi-center, multi-national, multi-year and multi-agent prospective study to scientifically test the hypothesis of whether there are differences in the risk of sepsis and sepsis sub-types among parenterally-delivered prostanoids. We anticipate this study to enroll several hundred patients, which could commence later this year. We also plan to coordinate a working group with the Pulmonary Hypertension Association and physicians and nurses, along with its network of specialty distributors and home health care providers, to develop unified best practice recommendations related to the chronic administration of IV prostanoids via central venous catheters. Finally, we have submitted revised Remodulin package labeling to the FDA more fully describe the known infection risk and appropriate technique that should be practiced when preparing and administering Remodulin intravenously.

Although the risk of sepsis is currently included in the Remodulin label, and the occurrence of sepsis is familiar to physicians who treat PAH patients, concern about bloodstream infections may adversely affect physicians’ prescribing practices in regard to Remodulin. If that occurs, Remodulin sales could suffer and our profitability could be diminished.

We have limited experience with production and manufacturing and depend on third parties, who may not perform, to synthesize and manufacture many of our products.

Prior to our 1999 acquisition of SynQuest, Inc., a company that manufactured treprostinil, the bulk active ingredient in Remodulin, we had no experience with manufacturing. We are in the process of validating treprostinil manufacturing in our new Silver Spring, Maryland, laboratory. This manufacturing process will be done on a larger scale than that performed in our former Chicago facility. Until we have received FDA approval for the Silver Spring laboratory, we cannot sell products made with compounds produced there. In addition, commercial treprostinil is being manufactured only by us with reliance on third parties for certain raw and advanced intermediate materials.

The OvaRex material that is currently being used in our studies was made by a contract manufacturer and will expire in early 2008, subject to extension. In 2007, for the first time, we plan to manufacture the OvaRex antibody ourselves in our Silver Spring laboratory. Biological drugs are generally the most complex drugs to manufacture, and we have never attempted to manufacture them in-house before. After we manufacture our own OvaRex antibody, we must then demonstrate that it is comparable to the drug used in our Phase III clinical trials. Even if our OvaRex clinical trials are successful, we will not be able to obtain approval for OvaRex unless we can demonstrate that the OvaRex antibody we manufacture is comparable to the drug used in the trials. If we cannot demonstrate comparability prior to the expiration date, then we may have to repeat the OvaRex trials with the new drug that we manufacture. We are currently performing tests and finalizing procedures prior to our process scale-up and validation production runs of OvaRex. We are pursuing FDA approval for production in this facility.

We rely on third parties for the manufacture of all our products other than treprostinil. We rely on Baxter Healthcare Corporation for the formulation of Remodulin from treprostinil. We rely on Catalent Pharma Solutions, Inc. for conducting stability studies on Remodulin, formulating treprostinil for inhalation use, formulating tablets for our oral clinical trials, and analyzing other products that we are developing. We rely on MSI of Central Florida, Inc. to manufacture our telemedicine devices. We rely on other manufacturers to make our investigational drugs and devices for use in clinical trials.

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

•       If we have to change to another manufacturing or formulation contractor for any reason or abandon our own manufacturing operations, the FDA and international drug regulators would require new testing and compliance inspections, and the new manufacturer would have to be educated in the processes necessary for the validation and production of the affected product. Cardinal Health recently sold its formulation business to Catalent Pharma Solutions, Inc. and there can be no assurances that they will continue formulating treprostinil for both our inhalation and oral clinical trials;

•       We may not be able to develop or commercialize our products, other than Remodulin, as planned or at all and may have to rely solely on internal manufacturing capacity;

•       We have transferred our laboratory operation from Chicago, Illinois, to our recently built Silver Spring, Maryland, facility, and this transfer could result in manufacturing inefficiencies or delays due to the newness of the building and equipment. Also, many of the employees will be new to the process of making our products. Additionally, the FDA and international drug regulators will require new testing and compliance inspections for approval of the facility;

•       The supply of raw and advanced intermediate materials and components used in the manufacture and packaging of treprostinil, Remodulin and other products may become scarce or be interrupted, which could delay the manufacture and subsequent sale of such products. Any proposed substitute materials and components are subject to approval by the FDA and international drug regulators before any manufactured product can be sold. The timing of such FDA and international drug regulatory approval is difficult to predict and approvals may not be timely obtained;

•       Without substantial experience in operating our new production facility, we may not be able to successfully produce treprostinil or OvaRex without a third-party manufacturer; and

•       We may not have intellectual property rights, or may have to share intellectual property rights, to many of the improvements in the manufacturing processes or new manufacturing processes for our new products.

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

The development, manufacture, distribution, pricing, sales, marketing, and reimbursement of our products, together with our general operations, are subject to extensive federal, state, local and international regulation. While we have developed and instituted corporate compliance programs, we cannot ensure that we or our employees are or will be in compliance with all potentially applicable federal, state and international regulations. If we fail to comply with any of these regulations, a range of actions could result, including, but not limited to, the termination of clinical trials, the failure to approve a product candidate, restrictions on our products or manufacturing processes, including withdrawal of our products from the market, significant fines, exclusion from government healthcare programs, or other sanctions or litigation.

If the licenses, assignments and alliance agreements we depend on are breached or terminated, we would lose our right to develop and sell the products covered by the licenses, assignments and alliance agreements.

Our business depends upon the acquisition, assignment and license of drugs and other products which have been discovered and initially developed by others, including Remodulin and all of the other products in the prostacyclin platform, all of the products in the immunotherapeutic monoclonal antibody platform, all of the products in the glycobiology antiviral agents platform, and all arginine-based products. Under our product license agreements, we are granted certain rights to existing intellectual property owned by third parties subject to the terms of each license agreement, whereas assignment agreements transfer all right, title and ownership of the intellectual property to us, subject to the terms of each assignment agreement. We have also obtained licenses to other third-party technology to conduct our business. In addition, we may be required to obtain licenses to other third-party technology to commercialize our early-stage products. This dependence has the following risks:

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

•       In the event that GlaxoSmithKline terminates its assignment agreement or Pfizer terminates its license agreement, we will have no further rights to utilize the assigned patents or trade secrets to develop and commercialize Remodulin. For the six months ended June 30, 2007, sales of Remodulin accounted for approximately 95% of our total revenues. GlaxoSmithKline or Pfizer could seek to terminate the assignment or license, respectively, in the event that we fail to pay royalties based on sales of Remodulin; and

•       If licensors fail to maintain the intellectual property licensed or assigned to us as required by most of our license and assignment agreements, we may lose our rights to develop and market some or all of our products and may be forced to incur substantial additional costs to maintain the intellectual property ourselves or force the licensor or assignor to do so.

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

In addition, provisions in our license and assignment agreements impose other restrictions on our freedom to develop and market our products. For example, in assigning Remodulin to us, GlaxoSmithKline retained an exclusive option and right of first refusal to negotiate a license agreement with us if we ever decide to license any aspect of the commercialization of Remodulin anywhere in the world. Similarly, in connection with its licenses of beraprost-MR to us, Toray obtained a right of first refusal to develop and sell in Japan up to two compounds that we develop. We also agreed to provisions establishing a conditional, restricted non-competition clause in Toray’s favor, giving them the right to be our exclusive provider of beraprost-MR and requiring that we make certain minimum annual sales in order to maintain our exclusive rights to beraprost-MR. The restrictions that we have accepted in our license and assignment agreements affect our freedom to develop and market our products in the future.

If our or our suppliers’ patent and other intellectual property protection are inadequate, our sales and profits could suffer or our competitors could force our products completely out of the market.

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

To the extent valid third-party patent rights cover our products or services, we or our strategic collaborators would be required to seek licenses from the holders of these patents in order to manufacture, use, or sell our products and services. Payments under these licenses would reduce our profits from these products and services. We may not be able to obtain these licenses on acceptable terms, or at all. If we fail to obtain a required license or are unable to alter the design of our technology to fall outside the scope of a third party patent, we may be unable to market some of our products and services, which would limit our profitability.

Our success depends in large part on our ability to operate without infringing upon the patents or other proprietary rights of third parties.

If we infringe the patents of others, we may be prevented from commercializing products or may be required to obtain licenses from these third parties. We may not be able to obtain alternative technologies or acquire a license on reasonable terms or at all. If we fail to obtain such licenses or alternative technologies, we may be unable to develop or commercialize some or all of our products.

If our highly qualified management and technical personnel leave us, our business may suffer.

We are dependent on our current management, particularly our founder and Chief Executive Officer, Martine Rothblatt, Ph.D.; our President and Chief Operating Officer, Roger Jeffs, Ph.D.; our Chief Financial Officer and Treasurer, John Ferrari; and our Executive Vice President for Strategic Planning and General Counsel, Paul Mahon. While these individuals are employed by us pursuant to multi-year employment agreements, employment agreements do not ensure the continued retention of employees. We do not maintain key person life insurance on these officers, although we do incentivize them to remain employed by us until at least age 60 through our Supplemental Executive Retirement Plan. Our success will depend in part on retaining the services of our existing management and key personnel and attracting and retaining new highly qualified personnel. Few individuals possess expertise in the field of cardiovascular medicine, infectious disease and oncology, and competition for qualified management and personnel is intense.

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

We may encounter substantial difficulties managing our growth.

Several risks are inherent to our plans to grow our business. Achieving our goals will require substantial investments in research and development, sales and marketing, and facilities. For example, we have spent considerable resources building and seeking regulatory approvals for our laboratories and manufacturing facilities. These facilities may not prove sufficient to meet demand for our products or we may have excess capacity at these facilities. In addition, building our facilities is expensive, and our ability to recover these costs will depend on increased revenue from the products produced at the facilities.

If we are able to grow sales of our products, we may have difficulty managing inventory levels. Marketing new therapies is a complicated process, and gauging future demand is difficult.

Growth in our business may also contribute to fluctuations in our operating results, which may cause the price of our securities to decline.

Risks Related to Our Common Stock

The price of our common stock could be volatile and could decline.

The market prices for securities of drug and biotechnology companies are highly volatile, and there are significant price and volume fluctuations in the market that may be unrelated to particular companies’ operating performances. The table below sets forth the high and low closing prices for our common stock for the periods indicated:

	High	Low
January 1, 2005—December 31, 2005	$77.82	$41.37
January 1, 2006—December 31, 2006	$71.33	$47.96
January 1, 2007—June 30, 2007	$67.64	$47.87

The price of our common stock could decline suddenly due to the following factors, among others:

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

•       Rumors among investors and/or analysts concerning the company, its products or operations;

•       Failure to maintain, or changes to, our approvals to sell Remodulin;

•       Failure to successfully obtain FDA approval for our new Silver Spring, Maryland, Remodulin and OvaRex laboratory;

•       The accumulation of significant short positions in our common stock by hedge funds or other investors or the significant accumulation of our common stock by hedge funds or other institutional investors with investment strategies that may lead to short-term holdings;

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

Furthermore, the conversion of some or all of our 0.50% Convertible Secured Notes due 2011 (Convertible Notes) after the price of our common stock reaches $105.67 per share will dilute the ownership interests of our existing stockholders. We have filed a resale registration statement covering sales of such shares. The Convertible Notes initially are convertible into an aggregate of 3.3 million shares of our common stock. Any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Convertible Notes may encourage short selling by market participants because the conversion of the Convertible Notes could depress the price of our common stock.

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

Our existing directors and executive officers own a substantial block of our common stock and might be able to influence the outcome of matters requiring stockholder approval.

Our directors and named executive officers beneficially owned approximately 10% of our outstanding common stock as of June 30, 2007, including stock options that could be exercised by those directors and executive officers within 60 days of that date. Accordingly, these stockholders as a group might be able to influence the outcome of matters requiring approval by our stockholders, including the election of our directors. Such stockholder influence could delay or prevent a change of control with respect to us.

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

Item 4.                        Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders on June 26, 2007. Each nominatee was elected to serve as a director for a term expiring in 2010 and received votes as follows:

	For	Withheld
Christopher Causey	16,086,996	948,498
R. Paul Gray	15,416,007	1,619,487

Item 6.                        Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-76409)
3.2	Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-76409)
12.1	Ratio of Earnings to Fixed Charges
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED THERAPEUTICS CORPORATION
Date: August 2, 2007	/s/ MARTINE A. ROTHBLATT
By: Martine A. Rothblatt
Title: Chairman and Chief Executive Officer
/s/ JOHN M. FERRARI
By: John M. Ferrari
Title: Chief Financial Office and Treasurer

Exhibit Index

Exhibit No.	Description
12.1	Ratio of Earnings to Fixed Charges
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002