Form 10-Q
period 2010-06-30
UNITED THERAPEUTICS Corp
filed 2010-07-28
CIK 1082554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2010

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

The number of shares outstanding of the issuer’s common stock, par value $.01 per share, as of July 23, 2010 was 56,450,255.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

UNITED THERAPEUTICS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$285,409	$100,352
Marketable investments	94,066	129,140
Accounts receivable, net of allowance of none for 2010 and 2009	83,514	50,626
Other current assets	2,985	2,638
Prepaid expenses	9,392	8,199
Inventories, net	30,243	26,360
Deferred tax assets	10,683	7,192
Total current assets	516,292	324,507
Marketable investments	135,285	148,628
Marketable investments and cash—restricted	40,188	39,976
Goodwill and other intangibles, net	16,083	18,418
Property, plant and equipment, net	302,544	303,859
Deferred tax assets	169,478	200,969
Other assets (None and $6,741, respectively, measured under the fair value option)	7,805	15,187
Total assets	$1,187,675	$1,051,544

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,349	$18,750
Accrued expenses	41,889	29,764
Notes payable	227,979	220,272
Lease obligation—current	30,875	—
Other current liabilities	55,632	61,401
Total current liabilities	365,724	330,187
Lease obligation—noncurrent	—	30,327
Other liabilities	28,768	27,139
Total liabilities	394,492	387,653
Commitments and contingencies:
Common stock subject to repurchase	10,882	10,882
Stockholders’ equity:
Preferred stock, par value $.01, 10,000,000 shares authorized, no shares issued	—	—
Series A junior participating preferred stock, par value $.01, 100,000 authorized, no shares issued	—	—
Common stock, par value $.01, 245,000,000 and 100,000,000 shares authorized at June 30, 2010 and December 31, 2009, respectively, 58,855,365 and 56,682,369 shares issued at June 30, 2010, and December 31, 2009, respectively, and 56,393,775 and 54,220,779 outstanding at June 30, 2010, and December 31, 2009, respectively	589	567
Additional paid-in capital	874,434	798,897
Accumulated other comprehensive loss	(7,217)	(4,314)
Treasury stock at cost, 2,461,590 shares at June 30, 2010 and December 31, 2009	(67,395)	(67,395)
Accumulated deficit	(18,110)	(74,746)
Total stockholders’ equity	782,301	653,009
Total liabilities and stockholders’ equity	$1,187,675	$1,051,544

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Revenues:
Net product sales	$134,458	$81,009	$260,134	$157,867
Service sales	2,751	2,648	5,673	5,178
License fees	282	323	564	665
Total revenues	137,491	83,980	266,371	163,710

Operating expenses:
Research and development	28,944	28,646	63,815	49,605
Selling, general and administrative	31,036	49,371	77,913	78,589
Cost of product sales	15,275	9,015	29,011	17,081
Cost of service sales	1,409	1,069	2,559	1,989
Total operating expenses	76,664	88,101	173,298	147,264
Income (loss) from operations	60,827	(4,121)	93,073	16,446

Other (expense) income:
Interest income	802	1,335	1,746	3,056
Interest expense	(4,759)	(3,248)	(9,446)	(5,885)
Equity loss in affiliate	(44)	(38)	(91)	(57)
Other, net	93	529	318	894
Total other (expense) income, net	(3,908)	(1,422)	(7,473)	(1,992)
Income (loss) before income tax	56,919	(5,543)	85,600	14,454
Income tax (expense) benefit	(19,212)	3,199	(28,964)	(3,599)
Net income (loss)	$37,707	$(2,344)	$56,636	$10,855
Net income (loss) per common share:
Basic	$0.67	$(0.04)	$1.02	$0.21
Diluted	$0.62	$(0.04)	$0.95	$0.20
Weighted average number of common shares outstanding:
Basic	56,047	52,982	55,411	52,932
Diluted	60,393	52,982	59,548	54,686

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2010	2009
	(Unaudited)
Cash flows from operating activities:
Net income	$56,636	$10,855
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,153	4,168
Provisions for bad debt and inventory obsolescence	828	705
Deferred tax expense	28,964	3,599
Share-based compensation	29,755	48,420
Amortization of debt discount and debt issue costs	8,273	7,722
Amortization of discount or premium on investments	876	680
Equity loss in affiliate and other	(56)	(2,998)
Excess tax benefits from share-based compensation	(16,355)	(1,592)
Changes in operating assets and liabilities:
Accounts receivable	(32,969)	(5,943)
Inventories	(4,757)	(896)
Prepaid expenses	(1,143)	2,529
Other assets	(481)	(608)
Accounts payable	(9,329)	(10,201)
Accrued expenses	11,685	3,219
Other liabilities	(11,628)	(2,246)
Net cash provided by operating activities	69,452	57,413

Cash flows from investing activities:
Purchases of property, plant and equipment	(9,117)	(49,837)
Purchases of held-to-maturity investments	(142,596)	(116,986)
Maturities of held-to-maturity investments	196,848	114,781
Redemptions of trading investments	17,175	50
Restrictions on cash	(17,156)	(8,994)
Net cash provided by (used in) investing activities	45,154	(60,986)

Cash flows from financing activities:
Proceeds from the exercise of stock options	54,600	6,112
Excess tax benefits from share-based compensation	16,355	1,592
Net cash provided by financing activities	70,955	7,704

Effect of exchange rate changes on cash and cash equivalents	(504)	(59)
Net increase in cash and cash equivalents	185,057	4,072
Cash and cash equivalents, beginning of period	100,352	129,452
Cash and cash equivalents, end of period	$285,409	$133,524

Supplemental schedule of cash flow information:
Cash paid for interest	$625	$625
Cash paid for income taxes	$2,179	$2,919
Non cash investing activity—Non-cash additions to property, plant and equipment	$—	$9,444

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

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

Our lead product, Remodulin® (treprostinil) Injection (Remodulin), was approved in 2002 by the United States Food and Drug Administration (FDA). Remodulin is also approved for use in countries outside of the United States, predominantly for subcutaneous administration. In 2009, we received FDA approval for Adcirca® (tadalafil) tablets (Adcirca) and for Tyvaso® (treprostinil) Inhalation Solution (Tyvaso). We have generated pharmaceutical revenues and license fees in the United States, Canada, the European Union, South America and Asia. Tyvaso is approved for marketing in the United States and our commercialization rights to Adcirca are limited to the United States and Puerto Rico.  In addition, we have generated non-pharmaceutical revenues from telemedicine products and services in the United States.

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

In our management’s opinion, the accompanying consolidated financial statements contain all adjustments, including normal, recurring adjustments, necessary to fairly present our financial position as of June 30, 2010, our results of operations for the three- and six-month periods ended June 30, 2010 and 2009, and our cash flows for the six months ended June 30, 2010 and 2009. Interim results are not necessarily indicative of results for an entire year.

3. Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market (current replacement cost) and consist of the following, net of reserves (in thousands):

	June 30, 2010	December 31, 2009
Pharmaceutical products:
Raw materials	$5,997	$4,751
Work-in-progress	12,163	12,101
Finished goods	10,811	8,899
Delivery pumps, cardiac monitoring equipment and medical supplies	1,272	609
Total inventories	$30,243	$26,360

4. Fair Value Measurements

Assets and liabilities subject to fair value measurements are required to be disclosed within a fair value hierarchy. The fair value hierarchy ranks the quality and reliability of inputs used to determine fair value and classifies assets and liabilities carried at, or permitted to be carried at, fair value in one of the following categories based on the lowest level input that is significant to a fair value measurement:

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

Level 3—Fair value is determined by inputs that are unobservable and not corroborated by market data. Use of these inputs involves significant and subjective judgment — e.g., an adjustment to a discount factor for illiquidity associated with a given security.

Assets and liabilities subject to fair value measurements are as follows (in thousands):

	As of June 30, 2010
	Level 1	Level 2	Level 3	Balance
Assets
Auction-rate securities(1)	$—	$—	$19,025	$19,025
Money market funds(3)	126,874	—	—	126,874
Federally-sponsored and corporate debt securities(4)	—	214,242	—	214,242
Available-for-sale equity investment	234	—	—	234
Total Assets	$127,108	$214,242	$19,025	$360,375
Liabilities
Convertible senior notes	$332,471	$—	$—	$332,471
Contingent consideration—Tyvaso Inhalation System acquisition(5)	—	—	1,461	1,461
Total liabilities	$332,471	$—	$1,461	$333,932

	As of December 31, 2009
	Level 1	Level 2	Level 3	Balance
Assets
Auction-rate securities(1)	$—	$—	$29,332	$29,332
Auction-rate securities put option(2)	—	—	6,741	6,741
Money market funds(3)	48,220	—	—	48,220
Federally-sponsored and corporate debt securities(4)	—	269,649	—	269,649
Available-for-sale equity investment	161	—	—	161
Total Assets	$48,381	$269,649	$36,073	$354,103
Liabilities
Convertible senior notes	$361,843	$—	$—	$361,843
Contingent consideration—Tyvaso Inhalation System acquisition(5)	—	—	5,602	5,602
Total liabilities	$361,843	$—	$5,602	$367,445

(1)                                 Included in current marketable investments and non-current marketable investments on the accompanying consolidated balance sheets at June 30, 2010 and December 31, 2009, respectively. The fair value of our auction-rate securities (ARS) has been estimated using both market and income approaches. The market comparables method includes consideration of pricing data to estimate discounts being applied to similar securities upon their sale in the secondary market. Although the volume of secondary market activity has been increasing, we do not believe it occurs with sufficient frequency to rely solely on such data to determine the fair value of our ARS. Therefore, we also utilize a discounted cash flow (DCF) model to estimate fair value. Key assumptions of the DCF model are subjective and include: a reference, or benchmark, rate of interest based on the London Interbank Offered Rate (LIBOR), expected amounts and timing of cash flows for a given security, and the weighted average expected life of a security and its underlying collateral. In addition, the model considers the risks associated with: (i) the creditworthiness of the issuer; (ii) the quality of the collateral underlying the investment; and (iii) illiquidity. The benchmark interest rate is adjusted depending on the degree of risk associated with each security within our auction-rate portfolio.

(2)                                 Included within other non-current assets on the accompanying consolidated balance sheet at December 31, 2009. We estimate the fair value of the auction-rate securities put option using a DCF approach. Key assumptions used in the DCF model require the use of significant judgment and include: (i) a discount factor equal to the rate of interest consistent with the expected term of the auction-rate securities put option and risk profile of the investment firm subject to the auction-rate securities put option; (ii) the amount and timing of expected cash flows; (iii) the expected life of the auction-rate securities put option prior to its exercise; and (iv) assumed loan amounts. See Note 4—Fair Value Measurements—Auction-Rate Securities to these consolidated financial statements for further information.

(3)                                 Included in cash and cash equivalents and marketable investments and cash—restricted on the accompanying consolidated balance sheets.

(4)                                 Included in current and non-current marketable investments on the accompanying consolidated balance sheets. The fair value of these securities is derived using a market approach—i.e., from pricing models that rely on relevant observable market data including interest rates, yield curves, recently reported trades of comparable securities, credit spreads and benchmark securities. See also Note 5—Investments—Held-to-Maturity Investments to these consolidated financial statements.

(5)                                 Included in non-current liabilities on the accompanying consolidated balance sheets. The liability has been recognized in connection with our acquisition of the assets, properties and rights used to manufacture the Tyvaso Inhalation System from NEBU-TEC International Med Products Eike Kern GmbH (NEBU-TEC) in September 2009. Included in the terms of the acquisition is a requirement that we pay contingent consideration of up to €10.0 million in specified increments if the number of patients using the Tyvaso Inhalation System meets or exceeds certain thresholds measured at designated intervals. We also have the option to purchase NEBU-TEC’s next generation nebulizer, the SIM-Neb. If this option were to be exercised, we would no longer be required to make future contingent payments. The fair value of the contingent consideration has been measured using a probability weighted DCF model which incorporates a discount rate based on our estimated weighted average cost of capital and our projections regarding the timing and number of patients using the Tyvaso Inhalation System. The DCF model also considers the probability and impact of exercising our option to acquire the SIM-Neb and the potential introduction of new therapies.

A reconciliation of the beginning and ending balances of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) for the three- and six-month periods ended June 30, 2010, is presented below (in thousands):

	Auction-rate Securities	Auction-Rate Securities Put Option	Contingent Consideration— Tyvaso Inhalation System Acquisition	Total
Balance March 31, 2010	$30,375	$5,518	$5,346	$41,239
Transfers to (from) Level 3	—	—	—	—
Total gains/losses realized/unrealized included in earnings(1)	5,575	(5,518)	(2,664)	(2,607)
Total gains/losses included in other comprehensive income	—	—	—	—
Purchases/sales/issuances/settlements, net	(16,925)	—	(1,221)	(18,146)
Balance June 30, 2010	$19,025	$—	$1,461	$20,486

	Auction-rate Securities	Auction-Rate Securities Put Option	Contingent Consideration— Tyvaso Inhalation System Acquisition	Total
Balance January 1, 2010	$29,332	$6,741	$5,602	$41,675
Transfers to (from) Level 3	—	—	—	—
Total gains/losses realized/unrealized included in earnings(1)	6,868	(6,741)	(2,920)	(2,793)
Total gains/losses included in other comprehensive income	—	—	—	—
Purchases/sales/issuances/settlements, net	(17,175)	—	(1,221)	(18,396)
Balance June 30, 2010	$19,025	$—	$1,461	$20,486

(1)                   Includes net gains of $2.9 million and $3.9 million for the three- and six-month periods ended June 30, 2010, attributable to the change in unrealized gains or losses from assets and liabilities still held at June 30, 2010. Unrealized gains and losses relating to the ARS and the related put option have been recognized within other income on our consolidated statements of operations and unrealized gains associated with the contingent consideration have been included within selling, general and administrative expenses on our consolidated statements of operations.

Auction-Rate Securities

Our marketable investments include student loan backed ARS. Since 2008, our ARS have remained illiquid due to the failure of the auction-rate securities market. To mitigate the risks associated with our ARS, in November 2008, we accepted the terms of an Auction Rate Securities Rights Offer (Rights Offer) with the investment firm that maintains our ARS account. Pursuant to the Rights Offer, we could sell our ARS to the investment firm for a price equal to their par value at any time between June 30, 2010 and July 2, 2012 (Put Option). To help meet any immediate liquidity needs, the Rights Offer permitted us to borrow up to the par value of the ARS.

The Put Option is being accounted for under the fair value option. Accordingly, all changes in fair value are recognized within earnings under the caption “other income” on our consolidated statements of operations. For the three-month periods ended June 30, 2010 and 2009, related gains/(losses) recognized were $(5.5) million and $167,000, respectively. For the six-month periods ended June 30, 2010 and 2009, related gains/(losses) recognized were $(6.7) million and $659,000, respectively. Since there is not an observable market for the Put Option, its fair value has been estimated using significant unobservable inputs, as noted above.

On June 30, 2010, we exercised the Put Option to sell back all of our remaining ARS for their par value of $19.0 million, and the sale was completed on July 1, 2010. Consequently, we reclassified the ARS from non-current assets to current assets and wrote off the value of the Put Option as of June 30, 2010.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivables, accounts payable and accrued expenses approximate their fair value because of their short maturities. The fair value of marketable investments is presented in Note 5—Investments to these consolidated financial statements and the fair value of the 0.50% Convertible Senior Notes due October 2011 is reported above.

5. Investments

Held-to-Maturity Investments

Marketable investments classified as held-to-maturity consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government-sponsored enterprises at June 30, 2010	$122,280	$117	$(23)	$122,374
Corporate notes and bonds at June 30, 2010	91,846	107	(85)	91,868
Total	$214,126	$224	$(108)	$214,242
As reported on the consolidated balance sheets at June 30, 2010:
Current marketable securities	$94,066
Noncurrent marketable securities	120,060
	$214,126

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government-sponsored enterprises at December 31, 2009	$172,531	$559	$(247)	$172,843
Corporate notes and bonds at December 31, 2009	96,697	158	(49)	96,806
Total	$269,228	$717	$(296)	$269,649
As reported on the consolidated balance sheets at December 31, 2009:
Current marketable securities	$129,140
Noncurrent marketable securities	140,088
	$269,228

Certain held-to-maturity investments have been pledged as collateral to Wachovia Development Corporation under the laboratory lease described in Note 10—Lease Obligation to these consolidated financial statements and are classified as restricted marketable investments and cash on our consolidated balance sheets.

The following table summarizes gross unrealized losses and the length of time marketable investments have been in a continuous unrealized loss position (in thousands):

	As of June 30, 2010		As of December 31, 2009
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Government sponsored:
Continuous unrealized loss position less than one year	$28,012	$(23)	$54,299	$(247)
Continuous unrealized loss position greater than one year	—	—	—	—
	28,012	(23)	54,299	(247)
Corporate notes:
Continuous unrealized loss position less than one year	$56,412	$(85)	$64,499	$(49)
Continuous unrealized loss position greater than one year	—	—	—	—
	56,412	(85)	64,499	(49)
Total	$84,424	$(108)	$118,798	$(296)

We attribute the unrealized losses on held-to-maturity securities as of June 30, 2010, to the variability in related market interest rates. We do not intend to sell these securities, nor is it more likely than not that we will be required to sell them prior to the end of their contractual term. Furthermore, we believe these securities do not subject us to undue market risk or counterparty credit risk. As such, we do not consider these securities to be other than temporarily impaired.

The following table summarizes the contractual maturities of held-to-maturity marketable investments at June 30, 2010 (in thousands):

	June 30, 2010
	Amortized Cost	Fair Value
Due in less than one year	$99,055	$99,131
Due in one to two years	115,071	115,111
Due in three to five years	—	—
Due after five years	—	—
Total	$214,126	$214,242

Trading Investments

Trading securities consist of the following (in thousands):

	Par Value	Cumulative Gross Trading Gains	Cumulative Gross Trading Losses	Other Than Temporary Impairment(1)	Estimated Fair Value
Municipal notes (ARS) at June 30, 2010	$19,025	$8,912	$(2,604)	$(6,308)	$19,025
Municipal notes (ARS) at December 31, 2009	$36,200	$2,044	$(2,604)	$(6,308)	$29,332

(1)                             Recognized during the year ended December 31, 2008.

For the three months ended June 30, 2010 and 2009, we recognized trading gains of $5.6 million and $212,000, respectively, related to trading securities still held at June 30, 2010 and 2009. For the six months ended June 30, 2010 and 2009, we recognized trading gains of $6.9 million and $74,000, respectively, related to trading securities still held at June 30, 2010 and 2009.

Equity Investments

We own less than 1% of the common stock of Twin Butte Energy Ltd. (Twin Butte). Our investment in Twin Butte is classified as available-for-sale and reported at fair value based on the quoted market price.

We have an investment totaling approximately $4.9 million in the preferred stock of a privately held corporation. We account for this investment at cost, as its fair value is not readily determinable. The fair value of our investment has not been estimated as of June 30, 2010, as there have been no events or developments indicating that the investment may be impaired. This investment is reported within non-current other assets on our consolidated balance sheets.

6. Goodwill and Other Intangible Assets

Goodwill and other intangible assets comprise the following (in thousands):

	As of June 30, 2010			As of December 31, 2009
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Goodwill(1)	$8,570	$—	$8,570	$8,763	$—	$8,763
Other intangible assets(1):
Technology, patents and tradenames	8,631	(4,922)	3,709	9,364	(4,586)	4,778
Customer relationships and non-compete agreements	4,386	(582)	3,804	5,150	(273)	4,877
Total	$21,587	$(5,504)	$16,083	$23,277	$(4,859)	$18,418

(1)                             Includes adjustments for foreign currency translation as of June 30, 2010 and December 31, 2009.

Total amortization relating to other intangible assets for the five succeeding years and thereafter is presented below (in thousands):

Years ending December 31,
2011	$1,363
2012	1,230
2013	1,208
2014	1,200
2015	966
Thereafter	830
$6,797

7. Supplemental Executive Retirement Plan

We maintain the United Therapeutics Corporation Supplemental Executive Retirement Plan (SERP) to provide retirement benefits to certain members of our management team. In connection with the SERP, we maintain the United Therapeutics Corporation Supplemental Executive Retirement Plan Rabbi Trust Document (Rabbi Trust) that we entered into with the Wilmington Trust Company. The balance in the Rabbi Trust was approximately $5.1 million as of June 30, 2010, and December 31, 2009. The Rabbi Trust is irrevocable and SERP participants will have no preferred claim on, nor any beneficial ownership interest in, any assets of the Rabbi Trust. The investments in the Rabbi Trust are classified as restricted marketable investments and cash on our consolidated balance sheets.

The table below discloses the components of the periodic benefit cost (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Service cost	$856	$661	$1,712	$1,322
Interest cost	194	140	388	280
Amortization of prior period service costs	36	36	72	72
Recognized actuarial net loss	28	—	56	—
Net pension expense	$1,114	$837	$2,228	$1,674

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

We account for outstanding Awards as a liability because they are required to be settled in cash. Accordingly, we estimate the fair value of Awards at each financial reporting date using the Black-Scholes-Merton valuation model until settlement occurs or Awards are otherwise no longer outstanding. The STAP liability balance was $73.1 million and $64.2 million at June 30, 2010 and December 31, 2009, respectively, and has been included in other current liabilities on our consolidated balance sheets. The change in the fair value of outstanding Awards at each reporting date is recognized as an adjustment to compensation expense on our consolidated statements of operations.

In estimating the fair value of Awards, we are required to use inputs that materially impact the determination of fair value and compensation expense to be recognized. These inputs include the expected volatility of the price of our common stock, the risk-free interest rate, the expected term of Awards, the expected forfeiture rate and the expected dividend.

The table below presents the assumptions used to measure the fair value of Awards at June 30, 2010 and 2009:

	June 30, 2010	June 30, 2009
Expected volatility	47.3%	49.2%
Risk-free interest rate	1.6%	2.6%
Expected term of Awards (in years)	4.8	5.4
Expected forfeiture rate	6.0%	5.9%
Expected dividend yield	0.0%	0.0%

A summary of the activity and status of Awards is presented below:

	Number of Awards	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at January 1, 2010	6,363,720	$32.19
Granted	1,491,587	56.46
Exercised	(429,158)	28.12
Forfeited	(145,207)	36.45
Outstanding at June 30, 2010	7,280,942	$37.31	8.7	$83,718
Awards exercisable at June 30, 2010	1,646,976	$28.76	8.3	$33,017
Awards expected to vest at June 30, 2010	5,197,547	$39.83	8.9	$46,665

The weighted average fair value of Awards granted during the six-month periods ended June 30, 2010 and 2009, was $27.71 and $22.67, respectively.

Share-based compensation expense related to outstanding Awards is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cost of service sales	$1	$58	$113	$69
Research and development	501	6,615	9,725	8,602
Selling, general and administrative	283	9,921	10,341	12,489
Share-based compensation expense before taxes	785	16,594	20,179	21,160
Related income tax benefits	(290)	(4,978)	(7,466)	(6,348)
Share-based compensation expense, net of taxes	$495	$11,616	$12,713	$14,812
Share-based compensation capitalized as part of inventory	$45	$712	$539	$37

During the six-month periods ended June 30, 2010 and 2009, we paid $10.6 million and $418,000, respectively, in connection with the exercise of Awards.

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

Upon conversion, holders of our Convertible Senior Notes will receive: (1) cash equal to the lesser of the principal amount of the notes or the conversion value (the number of shares underlying the Convertible Senior Notes multiplied by the then current conversion price per share); and (2) to the extent the conversion value exceeds the principal amount of the Convertible Senior Notes, shares of our common stock.  In the event of a change in control, as defined in the indenture under which the Convertible Senior Notes have been issued, holders can require us to purchase from them all or a portion of their Convertible Senior Notes for 100% of the principal value plus any accrued and unpaid interest. At June 30, 2010, the aggregate conversion value of the Convertible Senior Notes exceeded their principal value by $74.4 million using a conversion price of $48.81, the closing price of our common stock on June 30, 2010. We have reserved sufficient shares of our common stock to satisfy the conversion requirements related to the Convertible Senior Notes.

The closing price of our common stock exceeded 120% of the conversion price of the Convertible Senior Notes for more than 20 trading days during the 30 consecutive trading-day periods ending on June 30, 2010 and December 31, 2009. Consequently, the Convertible Senior Notes were convertible at the election of their holders. As this conversion right is outside of our control, the Convertible Senior Notes have been classified as a current liability on the accompanying consolidated balance sheets. This contingent conversion measurement is calculated at the end of each quarterly reporting period. Therefore, the classification of the Convertible Senior Notes may be subject to change depending on the price of our common stock.

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

Interest expense associated with the Convertible Senior Notes consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Contractual coupon rate of interest	$312	$312	$625	$625
Discount amortization	3,889	3,611	7,707	7,155
Interest expense—Convertible Senior Notes	$4,201	$3,923	$8,332	$7,780

Amounts comprising the carrying amount of the Convertible Senior Notes are as follows (in thousands):

	June 30, 2010	December 31, 2009
Principal balance	$249,978	$249,978
Discount, net of accumulated amortization of $50,404 and $42,697	(21,999)	(29,706)
Carrying amount	$227,979	$220,272

Call Spread Option

Concurrent with the issuance of the Convertible Senior Notes, we purchased call options on our common stock in a private transaction with Deutsche Bank AG London (Call Option). The Call Option allows us to purchase up to approximately 6.6 million shares of our common stock, which is equal to the maximum number of shares we could be required to issue upon conversion of the Convertible Senior Notes, at a price of $37.6129 per share.  We will be required to issue shares of our common stock upon conversion if the price of our common stock exceeds $37.6129 per share upon conversion. The Call Option will terminate upon the earlier of the maturity date of the Convertible Senior Notes or the first day all of the Convertible Senior Notes are no longer outstanding due to conversion or otherwise. We paid $80.8 million for the Call Option, which was recorded as a reduction to additional paid-in-capital.

In a separate transaction that took place simultaneously with the issuance of the Convertible Senior Notes, we sold a warrant to Deutsche Bank AG London under which Deutsche Bank AG London has the right to purchase approximately 6.6 million shares of our common stock at an exercise price of $52.845 per share (Warrant). Proceeds received from the Warrant totaled $45.4 million and were recorded as additional paid-in-capital.

The shares deliverable to us under the Call Option must be obtained from existing shareholders. Any shares that we may be required to deliver under the Warrant can consist of registered or unregistered shares, subject to potential adjustments to the settlement amount. The maximum number of shares of our common stock that we may be required to deliver in connection with the Warrant is approximately 6.6 million. We have reserved approximately 6.6 million shares for the settlement of the Warrant and had sufficient shares available as of June 30, 2010, to effect such settlement.

The combination of the Call Option and Warrant effectively reduces the potential dilutive impact of the Convertible Senior Notes. The Call Option has a strike price equal to the conversion price of the Convertible Senior Notes and the Warrant has a higher strike price per share that caps the amount of protection we could receive against dilution under these instruments. The Call Option and Warrant can be settled on a net share basis.

These instruments are considered both indexed to our common stock and classified as equity; therefore, the Call Option and Warrant are not accounted for as derivative instruments.

Interest Expense

Details of interest expense are presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest expense	$4,759	$4,164	$9,446	$8,877
Capitalized interest(1)	—	(916)	—	(2,992)
Total interest expense	$4,759	$3,248	$9,446	$5,885

(1)           Interest associated with the construction of our facilities in Maryland and North Carolina during 2009.

10.  Lease Obligation

We lease our laboratory facility in Silver Spring, Maryland (Phase I Laboratory), pursuant to a synthetic lease arrangement entered into in June 2004 with Wachovia Development Corporation and its affiliates (Wachovia). Under the lease, Wachovia funded $32.0 million toward the construction of the Phase I Laboratory on land we own. Since construction was completed in May 2006, Wachovia has leased the Phase I Laboratory to us. Monthly rent is equal to the 30-day LIBOR plus 55 basis points (0.90% as of June 30, 2010) applied to the amount Wachovia funded toward construction. The initial term of the Lease ends in May 2011. Upon the expiration of the initial term, we will have the right to exercise one of the following options under the lease: (1) renew the lease for an additional five-year term (subject to the approval of both parties); (2) purchase the Phase I Laboratory from Wachovia for approximately $32.0 million; or (3) sell the Phase I Laboratory and repay Wachovia’s construction costs with the proceeds from the sale. If the sale proceeds are insufficient to repay Wachovia’s construction costs, we must fund the shortfall up to the maximum residual value guarantee of approximately $27.5 million. Until September 30, 2008, we accounted for the lease as an operating lease.

In December 2007, we began constructing a combination office and laboratory facility (Phase II Facility) with funds generated from our operations. Architectural plans included the structural modification of the existing Phase I Laboratory in order to connect it to the Phase II Facility. As of September 30, 2008, we received Wachovia’s acknowledgement of our plan to make structural modifications to the Phase I Laboratory. As a result, we could no longer consider the Phase I Laboratory a standalone structure, which was required to maintain off-balance sheet accounting for the lease. Consequently, as of September 30, 2008, we were considered the owners of the Phase I Laboratory for accounting purposes and began accounting for the lease as a financing obligation. As such, in September 2008, we capitalized $29.0 million, the estimated fair value of the Phase I Laboratory, and are depreciating the Phase I Laboratory over the estimated useful lives of its various components. In addition, we recognized a corresponding lease obligation. We are accreting the lease obligation to $32.0 million, the purchase price of the Phase I Laboratory, through the recognition of periodic interest charges using the effective interest method. The accretion period runs through the end of the initial term of the lease. As the initial term expires May 2011, the lease obligation has been classified as a current liability on our consolidated balance sheet at June 30, 2010.

As of June 30, 2010, we pledged $35.1 million of our marketable securities as collateral for the lease. Related amounts have been included in restricted marketable investments and cash on our consolidated balance sheet.

11. Stockholders’ Equity

Authorized Shares of Common Stock

Effective June 28, 2010, we amended our Amended and Restated Certificate of Incorporation to increase the number of authorized shares of our common stock from 100,000,000 shares to 245,000,000 shares.

Earnings per share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period, adjusted for the potential dilutive effect of other securities if such securities were converted or exercised. Basic and diluted loss per share are computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period as the impact of potentially dilutive securities would be anti-dilutive.

The components of basic and diluted earnings (loss) per share comprise the following (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss) (numerator)	$37,707	$(2,344)	$56,636	$10,855
Shares (denominator):
Weighted average outstanding shares for basic EPS	56,047	52,982	55,411	52,932
Convertible Senior Notes(1)	2,020	—	2,155	—
Dilutive effect of stock options(2)	2,326	—	1,982	1,754
Adjusted weighted average shares for diluted EPS	60,393	52,982	59,548	54,686
Earnings (loss) per share
Basic	$0.67	$(0.04)	$1.02	$0.21
Diluted	$0.62	$(0.04)	$0.95	$0.20

Stock options and warrants excluded from calculation(3)	6,501	15,934	6,311	7,624

(1)         We cannot consider the impact of shares that we would receive under the terms of the Call Option (see Note 9—Debt—Call Spread Option to these consolidated financial statements) in the calculation of diluted earnings per share as their impact would be anti-dilutive. The effect of the Call Spread Option would offset the dilutive impact of the Convertible Senior Notes.

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

Presented below are the weighted average assumptions used to estimate the grant date fair value of stock options granted during the three- and six-month periods ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Expected volatility	47.3%	49.1%	47.3%	49.1%
Risk-free interest rate	2.2%	2.2%	2.5%	2.2%
Expected term of options (years)	5.5	5.5	5.5	5.5
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Forfeiture rate	0.0%	0.0%	0.0%	0.0%

A summary of the activity and status of employee stock options is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2010	8,578,788	$29.92
Granted	57,500	52.19
Exercised	(2,112,526)	24.99
Forfeited	(28,227)	28.38
Outstanding at June 30, 2010	6,495,535	$31.73	6.6	$110,934
Options exercisable at June 30, 2010	5,971,448	$31.66	6.6	$102,436
Expected to vest at June 30, 2010	500,944	$32.72	7.3	$8,059

Total share-based compensation related to employee stock options for the three- and six-month periods ended June 30, 2010 and 2009, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cost of service sales	$5	$12	$11	$25
Research and development	919	2,318	2,231	4,987
Selling, general and administrative(1)	(2,283)	15,441	7,130	22,248
Share-based compensation expense before taxes	(1,359)	17,771	9,372	27,260
Related income tax expense (benefits)	503	(5,331)	(3,468)	(8,178)
Share-based compensation expense, net of taxes	$(856)	$12,440	$5,904	$19,082
Share-based compensation capitalized as part of inventory	$87	$273	$192	$499

(1)         For the three-and six-month periods ended June 30, 2010, share-based compensation includes a $4.0 million benefit corresponding to the reduction in the estimated fair value of a potential year-end stock option grant to our Chief Executive Officer, which is based on a formula set forth in her employment agreement. The reduction in the estimated fair value of this potential award resulted from the decline in the price of our common stock at June 30, 2010 when compared to March 31, 2010.

Employee and non-employee stock option exercise data is summarized below (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Number of options exercised	746,627	249,546	2,172,996	298,988
Cash received	$18,278	$5,255	$54,600	$6,112

12. Comprehensive Income

Comprehensive income consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss)	$37,707	$(2,344)	$56,636	$10,855
Other comprehensive income:
Foreign currency translation (loss) gain	(1,324)	4,015	(2,851)	3,111
Unrecognized prior period pension service cost, net of tax	23	24	46	46
Unrecognized actuarial pension (loss) gain, net of tax	17	—	(144)	—
Unrealized (loss) gain on available-for-sale securities, net of tax	(1)	42	46	29
Comprehensive income	$36,422	$1,737	$53,733	$14,041

13. Income Taxes

Income tax expense for the three- and six-month periods ended June 30, 2010 and 2009 is based on the estimated annual effective tax rate for the entire year. The estimated annual effective tax rate can be subject to adjustment in subsequent quarterly periods if components used in its estimation are revised. The estimated annual effective tax rates as of June 30, 2010 and 2009 were 35 percent and 25 percent, respectively.

As of June 30, 2010, we had available for federal income tax purposes $81.4 million in business tax credit carryforwards that will expire at various dates through 2020. Certain business tax credit carryforwards that were generated prior to December 2008 may be subject to limitations on their use pursuant to Internal Revenue Code Section 382 as a result of ownership changes as defined therein. However, we do not expect that these business tax credits will expire unused.

We file U.S. federal income tax returns and various state and foreign income tax returns. Our tax years from 2006 through 2008 are subject to examination by federal and state tax authorities. We are unaware of any uncertain tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits would significantly increase or decrease within the next twelve months.

14. Segment Information

We have two reportable business segments: pharmaceutical and telemedicine.  The pharmaceutical segment includes all activities associated with the research, development, manufacturing and commercialization of our therapeutic products. The telemedicine segment includes all activities associated with the development and manufacturing of cardiac monitoring products and the delivery of cardiac monitoring services. The telemedicine segment is managed separately because diagnostic services require different technologies and marketing strategies than pharmaceutical products.

Segment information as of and for the three-month periods ended June 30, 2010 and 2009, is presented below (in thousands):

	As of and for the three months ended June 30,
	2010			2009
	Pharmaceutical	Telemedicine	Consolidated Totals	Pharmaceutical	Telemedicine	Consolidated Totals
Revenues from external customers	$134,721	$2,770	$137,491	$81,281	$2,699	$83,980
Income (loss) before income tax	57,323	(404)	56,919	(5,625)	82	(5,543)
Total assets	1,166,922	20,753	1,187,675	932,775	18,896	951,671

	As of and for the six months ended June 30,
	2010			2009
	Pharmaceutical	Telemedicine	Consolidated Totals	Pharmaceutical	Telemedicine	Consolidated Totals
Revenues from external customers	$260,635	$5,736	$266,371	$158,441	$5,269	$163,710
Income (loss) before income tax	86,042	(442)	85,600	14,512	(58)	14,454
Total assets	1,166,922	20,753	1,187,675	932,775	18,896	951,671

When combined, the segment information above agrees with the totals reported in the consolidated financial statements.  There are no inter-segment transactions.

For the three-month periods ended June 30, 2010 and 2009, revenues from our three U.S.-based distributors represented 82 percent and 85 percent, respectively, of our total net revenues. For the six-month periods ended June 30, 2010 and 2009, revenues from our three U.S.-based distributors represented 83 percent and 85 percent, respectively, of our total net revenues.

15. Legal Proceedings

On May 7, 2009, purported shareholder Jeffrey Benison IRA (Benison) filed a derivative complaint in the Court of Chancery for the State of Delaware against those of our directors who were members of our Board of Directors as of December 31, 2008, and us as a nominal defendant. An amended complaint, which the plaintiff filed on August 27, 2009 (purportedly on our behalf), alleged, among other things, that the named director defendants breached their fiduciary duties of loyalty in connection with the 2008 modification of awards granted under the United Therapeutics Corporation Share Tracking Awards Plan (STAP) and the exchange of certain stock options granted under our Amended and Restated Equity Incentive Plan. The amended complaint also alleged that our Chief Executive Officer should not have been able to exchange certain of the stock options she exchanged pursuant to the same 2008 exchange. On October 2, 2009, a second plaintiff, the Retirement Board of Allegheny County (RBAC), filed a derivative complaint asserting similar challenges as the Benison complaint described above, also in the Court of Chancery for the State of Delaware. On November 9, 2009, the Court of Chancery entered an order consolidating these two derivative actions. On April 21, 2010, plaintiffs moved the court for an order permitting an additional plaintiff, the Police & Fire Retirement System of the City of Detroit (PFRSD), to join the consolidated action, and the court granted that motion. On May 4, 2010, Benison, RBAC and PFRSD jointly filed a consolidated amended derivative complaint. That complaint challenges substantially the same transactions and compensation that were challenged in the earlier complaints, and also claims that the STAP is invalid and that our Chief Executive Officer should not have received stock options that the Company granted to her at the end of 2009 pursuant to the terms of her employment contract.

The plaintiffs sought unspecified monetary damages, purportedly for United Therapeutics Corporation, as well as attorneys’ fees and costs and injunctive relief.

On July 26, 2010, the parties reached an agreement in principle to settle the consolidated derivative actions. The parties have agreed, among other things, that in the future we will not reprice awards granted under our Amended and Restated Equity Incentive Plan or the STAP without shareholder approval, that we will cancel 165,214 options granted to our Chief Executive Officer and we will adopt certain corporate governance practices. To finalize the terms of the settlement, the parties must negotiate, draft and enter into a stipulation of settlement, which will set forth the full terms of our agreement and will be subject to court approval. There can be no assurance that the parties will be able to finalize their agreement in principle or that it would be approved by the court. The contemplated settlement is not expected to have any material impact on our statements of financial position or operations.

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

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009, and the consolidated financial statements and accompanying notes included in Part I, Item I of this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995, including the statements listed in the section entitled Part II, Item 1A—Risk Factors, below. These statements are based on our beliefs and expectations about future outcomes and are subject to risks and uncertainties that could cause our actual results to differ materially from anticipated results. Factors that could cause or contribute to such differences include those described in Part II, Item 1A—Risk Factors of this Quarterly Report on Form 10-Q; factors described in our Annual Report on Form 10-K for the year ended December 31, 2009, under the section entitled Part I, Item 1A—Risk Factors—Forward-Looking Statements; and factors described in other cautionary statements, cautionary language and risk factors set forth in other filings with the Securities and Exchange Commission (SEC). We undertake no obligation to publicly update these forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are a biotechnology company focused on the development and commercialization of unique products to address the unmet medical needs of patients with chronic and life-threatening conditions.

Our key therapeutic platforms include:

•      Prostacyclin analogues: stable, synthetic forms of prostacyclin, an important molecule produced by the body that has powerful effects on blood vessel health and function;

•      Phosphodiesterase type 5 (PDE-5) inhibitors: molecules that act to inhibit the degradation of cyclic guanosine monophosphate (cGMP) in cells. cGMP is activated by nitric oxide, a naturally occurring substance in the body that mediates the relaxation of vascular smooth muscle;

•      Monoclonal antibodies: antibodies that activate patients’ immune systems to treat cancer; and

•      Glycobiology antiviral agents: a novel class of small, sugar-like molecules that have shown antiviral activity in a range of pre-clinical settings.

We focus most of our resources on these key therapeutic platforms. In addition, we devote resources to the commercialization and development of telemedicine products and services, principally for the detection of cardiac arrhythmias (abnormal heart rhythms).

Our lead product is Remodulin® (treprostinil) Injection (Remodulin) to be administered subcutaneously or intravenously for the treatment of pulmonary arterial hypertension (PAH). The United States Food and Drug Administration (FDA) approved Remodulin in 2002 for subcutaneous (under the skin) administration. Subsequently, the FDA broadened its approval of Remodulin for intravenous (in the vein) use and for the treatment of patients who require transition from Flolan®, the first drug approved by the FDA for the treatment of PAH. In addition to the United States, Remodulin is approved in many other countries, primarily for subcutaneous use. In May 2009, the FDA approved Adcirca® (tadalafil) tablets (Adcirca), an orally administered therapy for the treatment of PAH to which we acquired certain exclusive commercialization rights from Eli Lilly and Company (Lilly). In July 2009, the FDA approved Tyvaso® (treprostinil) Inhalation Solution (Tyvaso), an inhaled therapy for the treatment of PAH.  We launched both Adcirca and Tyvaso for commercial sale during the third quarter of 2009. With the introduction of these two new therapies, we are now able to offer treatments to a broader range of patients who suffer from PAH. In addition, we are continuing to develop an oral formulation of treprostinil.

Revenues

Sales of Remodulin comprise the largest share of our revenues. Other sources of pharmaceutical revenues include sales of our recently approved therapies, Tyvaso and Adcirca. Since their commercial introduction in 2009, sales of Tyvaso and Adcirca have continued to grow, as each of these therapies has gained broader market acceptance. We sell Remodulin and Tyvaso in the United States to our specialty pharmaceutical distributors: Accredo Health Group, Inc., CuraScript, Inc., and CVS Caremark. Adcirca is sold to pharmaceutical wholesalers that are part of Lilly’s pharmaceutical wholesaler network. We also sell Remodulin to distributors in countries outside of the United States.

We require our distributors to maintain reasonable levels of contingent inventory at all times, as the interruption of Remodulin or Tyvaso therapy can be life threatening. Consequently, sales of these therapies in any given quarter may not precisely reflect patient demand. Our distributors typically place one bulk order per month based on estimates of future demand and considerations of contractual minimum inventory requirements. As a result, the sales volume of Remodulin and Tyvaso can vary by the timing and magnitude of these orders.

In March and April of 2010, we increased the price on all concentrations of Remodulin sold to our U.S.-based and international distributors by 9.6 percent and 13.3 percent, respectively.

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the Acts). The Acts contain broad provisions that will be implemented over the next several years.  We are currently evaluating the impact of the Acts on our business; however, our evaluation is dependent upon the issuance of final regulations and the Acts’ impact on insurance companies and their relationships with drug manufacturers.  Based on our preliminary evaluations of the Acts, we do not believe that the Acts will have a material impact on our business in 2010.  Potential impacts of the Acts on our business beyond 2010 are inherently difficult to predict, but thus far, we have not identified any provisions that could materially impact our business.

Beginning January 1, 2010, the Acts increased the minimum rate for rebates pharmaceutical companies must provide to Medicaid from 15.1 percent to 23.1 percent on certain pharmaceutical products. This increase applies to rebates for Remodulin, Tyvaso and Adcirca.  Over the last three years, less than ten percent of the prescriptions for our drugs have been reimbursed by Medicaid.  Based on a three-year historical review of our Medicaid rebates, we believe that the increase in the Medicaid rebates will decrease our net revenues by less than one percent in 2010.

Total revenues are reported net of: (1) estimated rebates and other reimbursements; (2) prompt pay discounts; (3) fees to our distributors for services; and (4) allowances for product returns or exchanges. In addition, we have contractual arrangements with third-party payers to provide rebates to these payers for the cost of therapy. We estimate our liability for these rebates based on the historical level of invoices received from state Medicaid agencies and third-party payers by product relative to the specific sales of each product in the United States. Prompt pay discounts are offered on sales of our commercial products if the related invoices are paid in full within a specific time period from the date of sale. We estimate our liability for prompt pay discounts based on historical payment patterns. Fees paid to our distributors for services are estimated based on contractual rates for specific services applied to the estimated units of service provided for the period. The allowance for sales returns for Adcirca is based on published industry data related to specialty pharmaceuticals, which is the segment most relevant to Adcirca. The allowance for exchanges for Remodulin is based on the historical rate of product exchanges, which has been too immaterial to record. In addition, since Tyvaso is distributed in the same manner and under similar contractual arrangements as Remodulin, we expect the level of product exchanges for Tyvaso to be comparable to that of Remodulin.

In addition to our pharmaceutical revenues, other sources of revenue consist primarily of sales of telemedicine products and services in the United States.  Our telemedicine products and services are designed to detect cardiac arrhythmias and ischemic heart disease, a condition that causes poor blood flow to the heart.

Major Research and Development Projects

Our major research and development projects focus on the use of prostacyclin analogues to treat cardiovascular diseases, monoclonal antibodies to treat a variety of cancers, and glycobiology antiviral agents to treat infectious diseases.

Cardiovascular Disease Projects

Tyvaso

Upon receiving FDA approval of Tyvaso for the treatment of PAH in July 2009, we launched Tyvaso for commercial sale in September 2009.  In connection with the Tyvaso approval, we agreed to a post-marketing requirement (PMR) and certain post-marketing commitments (PMCs). PMRs and PMCs often include studies conducted by sponsors after FDA approval to gather additional information about a product’s safety, efficacy, or optimal use. PMRs are required studies, whereas PMCs are agreed to voluntarily. We are required to provide the FDA annual updates on our PMR and PMCs. Failure to complete or adhere to the timelines set by the FDA for the PMR could result in penalties, including fines or withdrawal of Tyvaso from the market, unless we are able to demonstrate good cause for the failure or delay.

In accordance with our PMR, we will conduct a long-term observational study in the U.S. that will include 1,000 patient years of follow up in Tyvaso-treated patients, and 1,000 patient years of follow up in matched control patients receiving other PAH treatments. This study will allow us to continue to assess the safety of Tyvaso. We are working with the FDA to put a final protocol in place for the PMR, and are currently committed to submit the results of the study by December 15, 2013, although our timeline may need to be extended.

The PMCs require us to modify the Tyvaso Inhalation System in certain respects. As part of these required modifications, we agreed to perform a usability analysis incorporating the evaluation and prioritization of user-related risk followed by a human factors study. In addition, we will conduct a study in healthy volunteers to collect pharmacokinetic data to verify expected dosing with the modified device. We submitted protocols for the PMCs to the FDA for review, and have committed to add a Supplement to our Tyvaso New Drug Application describing the results no later than October 31, 2010, although our timeline may need to be extended. We completed a human factors study in March 2010, and are awaiting response from the FDA.

In June 2010, the FDA granted orphan-drug designation for Tyvaso. Such a designation confers an exclusivity period during which the FDA may not approve any application to market the same drug for the same indication, except in limited circumstances.

Oral treprostinil

In December 2006, we initiated two Phase III clinical trials, FREEDOM-C and FREEDOM-M, to evaluate the safety and efficacy of oral treprostinil in patients with PAH.

FREEDOM-C was a study of patients currently on approved background therapy using a PDE-5 inhibitor, such as Revatio, or an endothelin receptor antagonist, such as Tracleer, or a combination of both. We completed enrollment for FREEDOM-C in May 2008 and in November 2008 announced that FREEDOM-C failed to achieve statistical significance for the primary endpoint of six-minute walk distance. Preliminary analysis of the data revealed that the initial dose of 1.0 mg was too high, which contributed to an inability to dose titrate (increase the dose to tolerability) and prevented the attainment of optimal dosing levels. Consequently, the overall treatment effect of the therapy was muted. We believe, however, that the results of the FREEDOM-C clinical trial, particularly as they relate to treatment effect and dosing, warrant our continued development of oral treprostinil. Accordingly, we commenced an additional Phase III clinical trial, FREEDOM-C2, to continue studying dosage and efficacy of oral treprostinil in PAH patients on an approved background therapy. Enrollment in FREEDOM-C2 began in June 2009. In FREEDOM-C2, patients are provided a lower strength tablet (0.25 mg) when beginning the trial and doses are titrated in 0.25 mg to 0.5 mg increments.

FREEDOM-M is a 12-week study of newly diagnosed PAH patients not currently on any background therapy. Based on our observations from the FREEDOM-C clinical trial relating to patient tolerability and tablet strength, we submitted a protocol amendment to the FDA in February 2009 to add patients to the ongoing FREEDOM-M trial. These additional patients will be provided a lower strength tablet (0.25 mg) when beginning the trial and doses will be titrated in 0.25 mg to 0.5 mg increments, which we believe will improve tolerability. In addition, our amendment to the FREEDOM-M protocol specifies that the primary statistical analysis of the trial will include only those patients who started the trial using the 0.25 mg tablet. By amending the protocol for FREEDOM-M we hope to achieve the following objectives: (1) to assess more accurately the effectiveness of oral treprostinil; (2) to improve patient tolerability of oral treprostinil so that an effective maintenance dose can be attained; and (3) to reduce the rate of premature discontinuation due to adverse events. The statistical assumptions of the amended protocol provide for 90% power (confidence rate) to observe a 45-meter treatment benefit in six-minute walk distance at the significance level of 0.01. In April 2009, we began enrolling patients in FREEDOM-M under the amended protocol.

We plan to introduce a 0.125 mg tablet in 2010, which will allow us to start patients on an even lower strength, and titrate doses in even smaller increments for both FREEDOM-C2 and FREEDOM-M, if needed.

Beraprost-MR

Pursuant to our license agreement with Toray Industries, Inc. (Toray), we are developing a modified release formulation of beraprost, an oral prostacyclin analogue, for the treatment of PAH. We have completed enrollment of a Phase II clinical trial of beraprost to explore multiple-dose tolerability in patients with PAH, and we began a second Phase II clinical trial. In October 2007, the modified-release formulation of beraprost received regulatory approval in Japan for the treatment of PAH.

Collagen Type V

Pursuant to our February 2010 development agreement with ImmuneWorks, Inc., we are developing IW001, a purified bovine Type V Collagen oral solution for the treatment of idiopathic pulmonary fibrosis, a progressive lung disease characterized by abnormal and excessive fibrotic tissue in the lungs, and primary graft dysfunction, a type of organ rejection that can occur in lung transplants. We expect to commence human clinical trials in 2010.

From inception to June 30, 2010, we have spent approximately $551.5 million on these and other cardiovascular programs.

Cancer Disease Projects

In December 2007, we entered into two agreements with Memorial Sloan-Kettering Cancer Center to license certain rights to two investigational monoclonal antibodies (3F8 and 8H9) for the treatment of neuroblastoma and metastatic brain cancer, respectively. We have been granted orphan drug exclusivity in the United States and received a positive opinion from the committee on orphan medicinal products in the European Union for the use of 3F8 for the treatment of neuroblastoma. In August 2009, we began enrolling patients in a Phase II clinical trial of 3F8 for primary refractory neuroblastoma. We have spent approximately $63.9 million from inception to June 30, 2010, on this and earlier programs in our cancer platform.

Infectious Disease Projects

Pursuant to our research agreement with the University of Oxford (Oxford), we have the exclusive right to commercialize a platform of glycobiology antiviral drug candidates in various preclinical and clinical stages of testing for the treatment of a wide variety of viruses. Through our research agreement with Oxford, we are also supporting research into new glycobiology antiviral drug candidates and technologies. We are currently testing many of these compounds in preclinical studies and Oxford continues to synthesize new agents. We have spent approximately $44.0 million from inception to June 30, 2010, on our infectious disease programs.

Cost of Product Sales

We manufacture treprostinil using advanced intermediate compounds purchased in bulk from several third-party vendors who have the capacity to produce greater quantities of these compounds more cost effectively than we do.  Our manufacturing process has been designed to give us the flexibility to produce both treprostinil diethanolamine (used in our oral tablet) and treprostinil (used to produce Tyvaso and subcutaneous and intravenous Remodulin) efficiently based on forecasted demand for each of these substances. To ensure sufficient availability of Remodulin and Tyvaso at all times, we maintain inventories of these products equivalent to three years of expected demand. Correspondingly, the approved shelf lives of both Remodulin and Tyvaso are 36 months.

We engage contract manufacturers to produce all of our products for commercial use. In 2009, we amended our contract with our Remodulin manufacturer, Baxter Pharmaceutical Solutions, LLC (Baxter), to extend the contract term through 2013. As part of that contract amendment, we agreed that Baxter will manufacture Remodulin in greater quantities using larger production equipment than under its current manufacturing process. This new manufacturing process and related equipment will require FDA and international approvals.

We continue to evaluate alternative supply arrangements, including other third-party production arrangements and the manufacture of Remodulin and Tyvaso in our combination office and laboratory facility that we recently completed in Silver Spring, Maryland.

Future Prospects

Because PAH remains a progressive disease without a cure, we anticipate continued growth in the demand for Remodulin, Tyvaso and Adcirca as viable alternatives or complements to existing approved therapies. We also expect to reach more PAH patients along the full continuum of the disease with the recent commercial introduction of Tyvaso and Adcirca in 2009. Furthermore, we believe that the market for our commercial products will continue to expand as more patients are diagnosed each year with PAH. Since 2002, we have experienced annual revenue growth in excess of 30 percent and it is among our principal objectives to sustain industry-leading revenue growth.  The continued achievement of this objective will depend upon successful commercial development of products within our pipeline and our ability to treat a broader spectrum of PAH patients. To this end, we continue to develop oral treprostinil and beraprost and seek to expand the use of our therapies to treat patients at earlier stages in the PAH disease pathway.

We believe the outcome of our FREEDOM-M and FREEDOM-C2 Phase III clinical trials of oral treprostinil will be successful. Furthermore, we anticipate that the products developed under these clinical trials will generate future sources of revenue. However, prior to FDA approval of oral treprostinil, we could be required to perform additional studies. This could cause unexpected delays in the commercialization of oral treprostinil and could impede our projected revenue growth. Our future growth and profitability will depend on many factors including, but not limited to: (1) the timing and outcome of clinical trials and regulatory approvals, including the PMCs and PMR for Tyvaso; (2) the timing of the commercial launch of new products; (3) the pricing of and demand for our products and services; (4) reimbursement of our products by public and private insurance organizations; (5) the competition we face within our industry; and (6) our ability to effectively manage our growth in a complex regulatory environment.

We operate in a highly competitive market in which a small number of pharmaceutical companies control a majority of the currently approved PAH therapies. These pharmaceutical companies not only possess greater visibility in the market, but also greater financial, technical and marketing resources than we do. In addition, there are a number of investigational products in development that, if approved, may erode the market share of our existing commercial therapies and make market acceptance more difficult to achieve for any therapies we market in the future.

Financial Position

Cash, cash equivalents and marketable investments (excluding restricted amounts) at June 30, 2010, were $514.8 million compared to $378.1 million at December 31, 2009.  The increase in cash and marketable investments of $136.7 million was driven in large part by: (1) the growth in sales of Remodulin and Tyvaso and related cash receipts; (2) $54.6 million in net proceeds received from stock option exercises; and (3) reductions in construction-related expenditures as a result of the completion of our combination office and laboratory facility in Silver Spring, Maryland in December 2009.

Restricted cash and marketable investments were $40.2 million at June 30, 2010, and were composed of $35.1 million pledged as security for our Phase I Laboratory and $5.1 million placed in the United Therapeutics Corporation Supplemental Executive Retirement Plan Rabbi Trust.

Accounts receivable at June 30, 2010 was $83.5 million compared to $50.6 million at December 31, 2009. The increase of $32.9 million corresponded to the increase in sales of Remodulin and Tyvaso, particularly during the month ended June 30, 2010, as compared to the month ended December 31, 2009.

The $3.8 million increase in inventory, from $26.4 million at December 31, 2009 to $30.2 million at June 30, 2010, coincided in large part with our efforts to maintain a three-year supply of Remodulin and Tyvaso in light of recent sales trends and growth expectations.

Accounts payable decreased by $9.4 million, from $18.8 million at December 31, 2009 to $9.4 million at June 30, 2010. The decrease was largely attributable to customary variances in the timing and volume of vendor invoices and the decrease in construction-related invoices.

Accrued expenses were $41.9 million at June 30, 2010 compared to $29.8 million at December 31, 2009. The increase corresponded largely to the following: (1) an increase of approximately $7.8 million for accrued royalties and rebates; (2) an increase in other accrued expenses of $2.1 million primarily relating to vendor invoices not yet processed into accounts payable as of June 30, 2010; and (3) $1.1 million in accrued payroll-related costs.

Notes payable increased by $7.7 million, from $220.3 million at December 31, 2009, to $228.0 million at June 30, 2010 as a result of amortization of the debt discount on our Convertible Senior Notes for the six months ended June 30, 2010.

Additional paid in capital was $874.4 million at June 30, 2010 compared to $798.9 million at December 31, 2009.  The increase of $75.5 million is comprised of the following: (1) $54.6 million in net proceeds from the exercise of stock options and $16.4 million in related tax benefits; and (2) the recognition of approximately $4.5 million in share-based compensation.

Results of Operations

Three months ended June 30, 2010 and 2009

The following table sets forth the components of net revenues (dollars in thousands):

	Three Months Ended June 30,
	2010	2009	% Change
Cardiovascular products:
Remodulin	$96,367	$80,954	19.0%
Tyvaso	29,483	—	100.0%
Adcirca	8,589	—	100.0%
Telemedicine services and products	2,770	2,699	2.6%
Other	282	327	(13.8)%
Total net revenues	$137,491	$83,980	63.7%

The growth in revenues for the three months ended June 30, 2010, corresponded to: (1) the continued increase in the number of patients being prescribed Remodulin; (2) the impact of the price increases for Remodulin in the U.S. and internationally that went into effect during March and April of 2010, respectively, which resulted in an increase of approximately $7.3 million in related revenues for the period; and (3) sales of Tyvaso and Adcirca, which were commercially launched during the quarter ended September 30, 2009. For the three months ended June 30, 2010 and 2009, approximately 86 percent and 89 percent of net Remodulin revenues, respectively, were derived from our three U.S.-based distributors. In addition, all revenues relating to Tyvaso were earned from the same three distributors.

The table below presents a reconciliation of the liability accounts associated with estimated rebates and reimbursements, sales discounts, distributor fees and sales allowances and the net reductions to revenues related to these items (in thousands):

	Three Months Ended June 30,
	2010	2009
Liability accounts, at beginning of period	$7,718	$4,178
Additions to liability attributed to sales in:
Current period	12,275	3,893
Prior period	—	—
Payments or reductions attributed to sales in:
Current period	(1,731)	(3,182)
Prior period	(6,738)	(1,255)
Liability accounts, at end of period	$11,524	$3,634
Net reductions to revenues	$12,275	$3,893

The table below summarizes research and development expense by major project and non-project component (dollars in thousands):

	Three Months Ended June 30,		Percentage
	2010	2009	Change
Project and non-project component:
Cardiovascular	$18,619	$13,105	42.1%
Share-based compensation	1,420	8,933	(84.1)%
Other	8,905	6,608	34.8%
Total research and development expense	$28,944	$28,646	1.0%

Cardiovascular. The increase in expenses related to our cardiovascular programs for the quarter ended June 30, 2010, compared to the same quarter in 2009, was driven largely by the following: (1) a $888,000 increase in expenses associated with our FREEDOM-M and FREEDOM-C2 Phase III clinical trials; (2) a $1.1 million increase in expenses related to our efforts to develop beraprost-MR; and (3) expenses of $3.7 million, including $3.0 million in milestone payments, to ImmuneWorks, Inc. for the development of a Type V Collagen oral solution.

Share-based compensation. The decrease in share-based compensation of $7.5 million for the quarter ended June 30, 2010, compared to the quarter ended June 30, 2009, resulted largely from the decline in the price of our common stock at June 30, 2010 when compared to March 31, 2010.

The table below summarizes selling, general and administrative expense by major category (dollars in thousands):

	Three Months Ended June 30,		Percentage
	2010	2009	Change
Category:
General and administrative	$19,208	$12,960	48.2%
Sales and marketing	13,828	11,049	25.2%
Share-based compensation	(2,000)	25,362	(107.9)%
Total selling, general and administrative expense	$31,036	$49,371	(37.1)%

General and administrative. The increase in general and administrative expenses for the quarter ended June 30, 2010, compared to the same quarter in 2009, resulted in large part from the following: (1) an increase of approximately $1.5 million relating to state franchise taxes; (2) an increase in professional fees of $1.3 million, pertaining mainly to legal services provided in connection with ongoing litigation and prospective transactions; (3) an increase of $1.5 million in grants to unaffiliated, not-for-profit organizations that provide therapy-related financial assistance to patients suffering from PAH; and (4) an increase in depreciation expense of approximately $1.2 million primarily associated with our new facilities in North Carolina and Maryland.

Sales and marketing. The increase in sales and marketing expenses of $2.8 million for the three months ended June 30, 2010, over those for the quarter ended June 30, 2009, corresponded primarily to marketing and related expenses incurred in connection with the recent commercialization of Tyvaso and Adcirca.

Share-based compensation. The decrease in share-based compensation of $27.4 million for the quarter ended June 30, 2010 compared to the same quarter in 2009 primarily corresponded to the following: (1) a decrease of $15.4 million in share-based compensation expense associated with the potential year-end stock option award to our Chief Executive Officer pursuant to the terms of her employment agreement; and (2) a decrease of $9.6 million in compensation expense recognized in connection with outstanding awards granted under the STAP. These decreases were precipitated primarily by the decline in the price of our common stock as of June 30, 2010 when compared to March 31, 2010.

Income taxes.  The provision for income taxes was $19.2 million for the quarter ended June 30, 2010, compared to a $3.2 million benefit for the same quarter in 2009. Income tax expense is based on an estimated annual effective tax rate and is subject to adjustment in subsequent quarterly periods as components used to estimate the annual effective tax rate are revised. The estimated annual effective tax rate was approximately 35 percent and 25 percent as of June 30, 2010 and 2009, respectively.  The increase in the estimated effective tax rate is due to an increase in estimated pre-tax income for 2010 and to the expectation of generating fewer business tax credits from research and development activities when compared to our estimates used at June 30, 2009.

Six months ended June 30, 2010 and 2009

The following table sets forth the components of net revenues (dollars in thousands):

	Six Months Ended June 30,
	2010	2009	% Change
Cardiovascular products:
Remodulin	$192,136	$157,763	21.8%
Tyvaso	54,367	—	100.0%
Adcirca	13,568	—	100.0%
Telemedicine services and products	5,736	5,269	8.9%
Other	564	678	(16.8)%
Total net revenues	$266,371	$163,710	62.7%

The growth in revenues for the six months ended June 30, 2010, corresponded to: (1) the continued increase in the number of patients being prescribed Remodulin; (2) the impact of the price increases for Remodulin that went into effect in the U.S. and internationally during March and April of 2010, respectively, which resulted in an approximately $7.3 million increase in related revenues for the period; and (3) sales of Tyvaso and Adcirca, which were commercially launched during the quarter ended September 30, 2009. For the six months ended June 30, 2010 and 2009, approximately 86 percent and 89 percent of net Remodulin revenues, respectively, were derived from our three U.S.-based distributors. In addition, all revenues relating to Tyvaso were earned from the same three distributors.

The table below presents a reconciliation of the liability accounts associated with estimated rebates and reimbursements, sales discounts, distributor fees and sales allowances and the net reductions to revenues related to these items (in thousands):

	Six Months Ended June 30,
	2010	2009
Liability accounts, at beginning of period	$6,639	$4,096
Additions to liability attributed to sales in:
Current period	19,686	6,476
Prior period	—	—
Payments or reductions attributed to sales in:
Current period	(9,933)	(5,217)
Prior period	(4,868)	(1,720)
Liability accounts, at end of period	$11,524	$3,635
Net reductions to revenues	$19,686	$6,476

The table below summarizes research and development expense by major project and non-project component (dollars in thousands):

	Six Months Ended June 30,		Percentage
	2010	2009	Change
Project and non-project component:
Cardiovascular	$36,042	$24,523	47.0%
Share-based compensation	11,956	13,589	(12.0)%
Other	15,817	11,493	37.6%
Total research and development expense	$63,815	$49,605	28.7%

Cardiovascular. The increase in expenses related to our cardiovascular programs for the six-month period ended June 30, 2010 compared to the six-months ended June 30, 2009 was driven largely by the following: (1) an increase in expenses incurred in connection with our FREEDOM-M and FREEDOM-C2 Phase III clinical trials of $2.9 million; (2) an increase of $3.3 million in expenses related to our development of beraprost-MR; and (3) expenses of $3.7 million, including $3.0 million in milestone payments, to ImmuneWorks, Inc. for the development of a Type V Collagen oral solution.

Share-based compensation. The decrease in share-based compensation for the six-month period ended June 30, 2010 compared to the same period in 2009 corresponded principally to the decline in the price of our common stock at June 30, 2010 when compared to March 31, 2010.

Other. For the six months ended June 30, 2010, expenses associated with our investigational projects and costs associated with personnel and overhead supporting our research efforts increased by $4.0 million when comparing to the six months ended June 30, 2009. Research and development expenses for our individual disease platforms include only direct labor and related direct costs.

The table below summarizes selling, general and administrative expense by major category (dollars in thousands):

	Six Months Ended June 30,		Percentage
	2010	2009	Change
Category:
General and administrative	$36,321	$24,343	49.2%
Sales and marketing	24,121	19,509	23.6%
Share-based compensation	17,471	34,737	(49.7)%
Total selling, general and administrative expense	$77,913	$78,589	(0.9)%

General and administrative. The increase in general and administrative expenses for the six months ended June 30, 2010, compared to the same six-month period in 2009, resulted in large part from the following: (1) an increase of $2.3 million in professional fees relating principally to ongoing litigation and prospective transactions; (2) an increase of approximately $8.1 million in expenses associated with the operations of our new facilities in Silver Spring and North Carolina, of which depreciation and personnel-related costs each increased by $2.6 million; (3) a $1.6 million increase in state franchise taxes; and (4) an increase of $1.9 million in grants to unaffiliated, not-for-profit organizations that provide therapy-related financial assistance to patients suffering from PAH.

Sales and marketing. The increase in sales and marketing expenses of $4.6 million for the six months ended June 30, 2010, over those for the comparable six-month period in 2009 corresponded primarily to marketing and related expenses incurred in connection with the recent commercialization of Tyvaso and Adcirca.

Share-based compensation. The decrease in share-based compensation of $17.3 million for the six-months ended June 30, 2010 primarily consisted of the following components: (1) a decrease of $10.6 million in share-based compensation expense associated with the potential year-end stock option award to our Chief Executive Officer pursuant to the terms of her employment agreement; and (2) an approximate $2.1 million decrease in compensation expense recognized in connection with outstanding awards granted under the STAP. These decreases were precipitated in large part by the decline in the price of our common stock at June 30, 2010 when compared to March 31, 2010.

Income taxes.  The provision for income taxes was $29.0 million for the six months ended June 30, 2010, compared to $3.6 million for the same six-month period in 2009. Income tax expense is based on an estimated annual effective tax rate and is subject to adjustment in subsequent quarterly periods as components used to estimate the annual effective tax rate are revised. The estimated annual effective tax rate was approximately 35 percent and 25 percent as of June 30, 2010 and 2009, respectively.  The increase in the estimated effective tax rate is due to an increase in estimated pre-tax income for 2010 and to the expectation of generating fewer business tax credits from research and development activities when compared to our estimates used at June 30, 2009.

Liquidity and Capital Resources

Since the FDA approved Remodulin in 2002, funding for our operations has been derived principally from sales of Remodulin. We believe that our existing revenues and working capital resources will be adequate to fund our operations as demand for Remodulin has grown steadily since 2002. Furthermore, our customer base remains stable and, we believe, presents minimal credit risk. During the third quarter of 2009, we launched Adcirca and Tyvaso for commercial sale. We anticipate that these products will generate increasingly significant future revenues and cash flows. However, any projections of future cash flows are inherently subject to uncertainty. To compensate for such uncertainty, we may seek other sources of funding and believe we have the ability to do so. See Part II, Item 1A—Risk Factors—We have a history of losses and may not maintain profitability and Part II, Item 1A—Risk Factors—We may fail to meet third-party projections for our revenues or profits.

Operating Cash Flows and Working Capital

Net cash provided by operating activities was $69.5 million for the six months ended June 30, 2010, compared to $57.6 million for the six months ended June 30, 2009.  The increase in operating cash flows is attributed to increases in net income and related deferred tax expense of $71.1 million offset in part by the following: (1) a reduction to share-based compensation of $18.7 million; and (2) increases in accounts receivable and excess tax benefits from share-based compensation of $41.8 million as a result of our continued sales growth and the increase in stock option exercises over the six-month period ended June 30, 2010 compared to the same six-month period in 2009.

At June 30, 2010, we had working capital of $150.6 million, compared to a working capital deficit of $5.7 million at December 31, 2009.  The increase in working capital at June 30, 2010 corresponded primarily to increases in cash and cash equivalents and short-term marketable investments, which were driven in large part by our sales growth and related collections as well as proceeds received from stock option exercises during the six months ended June 30, 2010. It is our expectation, based on our understanding of historical behavior of holders of convertible notes with terms similar to ours, that our Convertible Senior Notes, which are classified as a current liability because they are convertible at the discretion of their holders, will continue to be held until they mature in October 2011. Consequently, we believe that we have approximately $378.5 million of working capital available at June 30, 2010 for our operating needs.

In addition, at June 30, 2010, we had approximately $135.3 million of long-term (meaning the security is set to mature more than one year from June 30, 2010) marketable securities that could be liquidated if necessary to fund our operations.

Lastly, we had approximately 6.2 million vested stock options outstanding at June 30, 2010, with a weighted average exercise price of $31.61 per share. If exercised, these vested stock options could provide us with $197.0 million of additional cash for use in our operations.

Auction-Rate Securities

Our marketable investments include student loan backed, auction-rate securities (ARS). Since 2008, our ARS have remained illiquid due to the failure of the auction-rate securities market. To mitigate the risks associated with our ARS, in November 2008, we accepted the terms of an Auction Rate Securities Rights Offer (Rights Offer) with the investment firm that maintains our ARS account. Pursuant to the Rights Offer, we could sell our ARS to the investment firm for a price equal to their par value at any time between June 30, 2010 and July 2, 2012 (Put Option). To help meet any immediate liquidity needs, the Rights Offer permitted us to borrow up to the par value of the ARS.

On June 30, 2010, we exercised the Put Option to sell back all of our remaining ARS for their par value of $19.0 million, and the sale was completed on July 1, 2010. In light of this transaction, our ARS have been reclassified from non-current assets to current assets and we wrote off the Put Option as of June 30, 2010. For the quarter ended June 30, 2010, we recognized a gain of $5.6 million related to the change in fair value of our ARS and a loss of $5.5 million related to the write off of the Put Option.

Share Tracking Awards Plan

Awards granted under our Share Tracking Awards Plan (STAP) entitle participants to receive in cash in an amount equal to the appreciation in the price of our common stock, which is calculated as the increase (if any) in the closing price of our common stock from the date of grant to the date of exercise. Accordingly, the STAP will require substantial cash payments as participants exercise vested awards. Our operating budgets incorporate anticipated outlays of cash relating to the STAP. In 2010, we modified the metrics used to calculate the number of STAP awards to be granted to each eligible employee, thus reducing the number of STAP awards granted to participants each year. Additionally, beginning in November 2009, we increased the vesting period for new STAP awards from three years to four years. We believe future cash flows generated from our operations will be sufficient to meet our obligations under the STAP.

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

Upon conversion, holders of our Convertible Senior Notes will receive: (1) cash equal to the lesser of the principal amount of the notes or the conversion value (equal to the number of shares underlying the Convertible Senior Notes multiplied by the then current conversion price per share); and (2) to the extent the conversion value exceeds the principal amount of the Convertible Senior Notes, shares of our common stock. In the event of a change in control, as defined in the indenture under which the Convertible

Senior Notes have been issued, holders can require us to purchase from them all or a portion of their Convertible Senior Notes for 100% of the principal value plus any accrued and unpaid interest.

Because the Convertible Senior Notes include contingent conversion provisions, investors may be able to convert their Convertible Senior Notes prior to October 2011. As of June 30, 2010, the Convertible Senior Notes were convertible at the election of their holders as the closing price of our common stock satisfied quarterly contingent conversion requirements. However, it is our expectation, based on our understanding of the historical behavior of holders of convertible notes with terms similar to ours, that most, if not all, of our outstanding Convertible Senior Notes will be held until maturity.

Lease Obligation

We lease our Phase I Laboratory pursuant to a synthetic lease arrangement entered into in June 2004 with Wachovia Development Corporation and its affiliates (Wachovia). Under the lease, Wachovia funded $32.0 million toward the construction of the Phase I Laboratory on land that we own. Since construction was completed in May 2006, Wachovia has leased the Phase I Laboratory to us. Monthly rent is equal to the 30-day London Interbank Offered Rate plus 55 basis points (0.90% as of June 30, 2010) applied to the amount Wachovia funded toward construction. The initial term of the lease ends in May 2011. Upon the expiration of the initial term, we will have the right to exercise one of the following options under the lease: (1) renew the lease for an additional five-year term (subject to the approval of both parties); (2) purchase the Phase I Laboratory from Wachovia for approximately $32.0 million; or (3) sell the Phase I Laboratory and repay Wachovia’s construction costs with the proceeds from the sale. If the sale proceeds are insufficient to repay Wachovia’s construction costs, we must fund the shortfall up to a maximum residual value guarantee of approximately $27.5 million.

Until September 30, 2008, we accounted for the lease as an operating lease. In December 2007, we began constructing our combination office and laboratory facility (Phase II Facility) with funds generated from our operations. As of September 30, 2008, we received Wachovia’s acknowledgement of our plan to make structural modifications to the Phase I Laboratory in order to connect it to the Phase II Facility. As a result, we could no longer consider the Phase I Laboratory a standalone structure, which was required to maintain off-balance sheet accounting for the lease. Consequently, since September 30, 2008, we have been considered the owners of the Phase I Laboratory for accounting purposes and have been accounting for the lease as a financing obligation.  As such, in September 2008, we capitalized $29.0 million, the estimated fair value of the Phase I Laboratory, and are depreciating the Phase I Laboratory over the estimated useful lives of its various components. In addition, we recognized a corresponding lease obligation on our consolidated balance sheet. We are accreting the lease obligation to $32.0 million, the purchase price of the Phase I Laboratory, through the recognition of periodic interest charges using the effective interest method. The accretion period will run through the end of the initial term in May 2011.

Approximately $35.1 million of our marketable investments at June 30, 2010, have been pledged as collateral for the Wachovia lease and are included within restricted marketable investments and cash on our consolidated balance sheet.

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

Recently Issued Accounting Standards

In April 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-17, Revenue Recognition — Milestone Method (ASU No. 2010-17). ASU No. 2010-17 sets forth guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate for research and development arrangements. Specifically, consideration that is contingent upon the completion of a milestone may be recognized in its entirety as revenue in the period that milestone has been achieved if the milestone, in its entirety, meets all of the criteria to be considered substantive at the inception of an arrangement. ASU No. 2010-17 is effective prospectively for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010 and applies to research or development deliverables under which the performance obligation is satisfied over a period of time and a portion, or all, of the consideration is contingent upon uncertain future events or circumstances. A reporting entity’s decision to use the milestone method of revenue recognition is a policy election. We are currently assessing what, if any, impact adoption of ASU No. 2010-17 may have on our consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements (ASU No. 2010-06). ASU No. 2010-06 requires: (1) fair value disclosures of assets and liabilities by class; (2) disclosures about significant transfers in and out of Levels 1 and 2 on the fair value hierarchy, in addition to Level 3; (3) purchases, sales, issuances and settlements be disclosed on gross basis on the reconciliation of beginning and ending balances of Level 3 assets and liabilities; and (4) disclosures about valuation methods and inputs used to measure the fair value of Level 2 assets and liabilities. ASU No. 2010-06 became effective for the first financial reporting period beginning after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements of Level 3 assets and liabilities, which will be effective for fiscal years beginning after December 15, 2010. Adoption of the currently effective provisions of ASU No. 2010-06 had no impact on our consolidated financial statements. Presently, we are assessing what impact, if any, Level 3 disclosure requirements regarding gross presentation of purchases, sales, issuances and settlements will have on our consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements: a consensus of the FASB Emerging Issues Task Force (ASU 2009-13). ASU 2009-13 establishes a selling-price hierarchy for determining the selling price of each element within a multiple-deliverable arrangement. Specifically, the selling price assigned to each deliverable is to be based on (1) vendor specific objective evidence (VSOE), if available; (2)  third-party evidence, if VSOE is unavailable; or (3) estimated selling prices, if neither VSOE or third-party evidence is available. In addition, ASU 2009-13 eliminates the residual method of allocating arrangement consideration and instead requires allocation using the relative selling price method. ASU 2009-13 will be effective prospectively for multiple-deliverable revenue arrangements entered into, or materially modified, in fiscal years beginning on or after June 15, 2010. We are currently assessing what, if any, impact adoption of ASU 2009-13 will have on our consolidated financial statements.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2010, we have invested $214.1 million in debt securities issued by corporations and federally sponsored agencies. The market value of these investments varies inversely with changes in current market interest rates. In general, as rates increase, the market value of a debt investment would be expected to decrease. Similarly, as rates decrease, the market value of a debt investment would be expected to increase. To address market risk, we invest in debt securities that mature within two years and hold these investments to maturity so that they can be redeemed at their stated or face value. At June 30, 2010, our investments in debt securities issued by corporations and federally sponsored agencies had a weighted average stated interest rate of approximately 0.97    percent. These investments mature at various times through 2012 and many are callable annually.

There has been an extended period of instability in the financial markets. Such periods of uncertainty in the financial markets expose us to additional investment risk. The value and liquidity of the securities in which we invest could deteriorate and the issuers of such securities could be subject to credit rating downgrades. In light of these risks, we actively monitor market conditions and developments specific to the securities and security classes in which we invest. We believe that we take a conservative approach to invest our funds in that we invest exclusively in highly rated securities with relatively short maturities. Furthermore, we do not invest in the types of securities that expose us to undue risk. While we believe we take prudent measures to mitigate investment related risks, such risks cannot be fully eliminated, as circumstances can occur that are beyond our control.

Item 4.    CONTROLS AND PROCEDURES

Based on their evaluation, as of June 30, 2010, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, summarized, processed and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

As previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, on May 7, 2009, purported shareholder Jeffrey Benison IRA (Benison) filed a derivative complaint in the Court of Chancery for the State of Delaware against those of our directors who were members of our Board of Directors as of December 31, 2008, and us as a nominal defendant. An amended complaint, which the plaintiff filed on August 27, 2009 (purportedly on our behalf), alleged, among other things, that the named director defendants breached their fiduciary duties of loyalty in connection with the 2008 modification of awards granted under the United Therapeutics Corporation Share Tracking Awards Plan (STAP) and the exchange of certain stock options granted under our Amended and Restated Equity Incentive Plan. The amended complaint also alleged that our Chief Executive Officer should not have been able to exchange certain of the stock options she exchanged pursuant to the same 2008 exchange. On October 2, 2009, a second plaintiff, the Retirement Board of Allegheny County (RBAC), filed a derivative complaint asserting similar challenges as the Benison complaint described above, also in the Court of Chancery for the State of Delaware. On November 9, 2009, the Court of Chancery entered an order consolidating these two derivative actions. On April 21, 2010, plaintiffs moved the court for an order permitting an additional plaintiff, the Police & Fire Retirement System of the City of Detroit (PFRSD), to join the consolidated action, and the court granted that motion. On May 4, 2010, Benison, RBAC and PFRSD jointly filed a consolidated amended derivative complaint. That complaint challenges substantially the same transactions and compensation that were challenged in the earlier complaints, and also claims that the STAP is invalid and that our Chief Executive Officer should not have received stock options that the Company granted to her at the end of 2009 pursuant to the terms of her employment contract.

We disclosed the amendment of awards granted under the STAP and exchange of options (including by our Chief Executive Officer) in our filings with the Securities and Exchange Commission, including our Current Reports on Form 8-K filed on June 6, 2008, November 26, 2008, and December 31, 2008, our tender offer statement on Schedule TO, filed on November 26, 2008, and amendments thereto filed on December 5 and 31, 2008, our Annual Report on Form 10-K, filed on February 26, 2009, our Definitive Proxy Statement on Schedule 14A, filed on April 29, 2009, and our Quarterly Reports on Form 10-Q, filed on May 1, 2009, and July 31, 2009. The plaintiffs sought unspecified monetary damages, purportedly for United Therapeutics Corporation, as well as attorneys’ fees and costs and injunctive relief.

On July 26, 2010, the parties reached an agreement in principle to settle the consolidated derivative actions. The parties have agreed, among other things, that in the future we will not reprice awards granted under our Amended and Restated Equity Incentive Plan or the STAP without shareholder approval, that we will cancel 165,214 options granted to our Chief Executive Officer and that we will adopt certain corporate governance practices. To finalize the terms of the settlement, the parties must negotiate, draft and enter into a stipulation of settlement, which will set forth the full terms of our agreement and will be subject to court approval. There can be no assurance that the parties will be able to finalize their agreement in principle or that it would be approved by the court. The contemplated settlement is not expected to have any material impact on our statements of financial position or operations.

On July 28, 2009, RBAC also filed a complaint against us in the Court of Chancery for the State of Delaware seeking an order allowing the plaintiff to inspect our records relating principally to the same issues addressed in its derivative lawsuit summarized above, as well as attorneys’ fees and costs. We reached an agreement-in-principle with the plaintiff to resolve this matter, with each party to bear its own fees and costs, and pursuant to which we produced certain corporate books and records in November 2009. RBAC filed a stipulation dismissing this action with prejudice on May 3, 2010.

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

•                  The expected impact of price increases on demand for our products;

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

•                  The value of our common stock;

•                  The maintenance of regulatory approvals;

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

•                  The expected volume and timing of sales of Remodulin® (treprostinil) Injection (Remodulin), Adcirca® (tadalafil) tablets (Adcirca) and Tyvaso® (treprostinil) Inhalation Solution (Tyvaso) (collectively, referred to as our commercial products);

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

•                  Any statements preceded by, followed by or that include any form of the words “believe,” “seek,” “expect,” “anticipate,” “forecast,” “project,” “intend,” “estimate,” “should,” “could,” “may,” or similar expressions; and

•                  Other statements contained or incorporated by reference in this Quarterly Report on Form 10-Q that are not historical facts.

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

During the six months ended June 30, 2010, net Remodulin and Tyvaso sales accounted for 72.1 percent and 20.4 percent of our total revenues, respectively.  A wide variety of events, many of which are described in other risk factors below, could cause sales of Remodulin and/or Tyvaso to decline. For example, if regulatory approvals for Remodulin were withdrawn, we would be unable to sell Remodulin and our business could be jeopardized. Any substantial change in the dosing pattern of patients using Remodulin, due to combination therapy, side effects, adverse events, death or any other reasons, could decrease related revenues. In addition, we rely on third parties to produce, market, distribute and sell Remodulin and Tyvaso. The inability of any one of these third parties to perform these functions, or the failure of these parties to perform successfully, could negatively affect our revenues. We are also increasingly internalizing elements of the manufacturing process, and any failure to manage our internal manufacturing processes could result in a decrease in production and an inability to meet demand.  Because we are highly dependent on sales of Remodulin and Tyvaso, any reduction in sales of either or both of these products would have a negative and possibly material adverse impact on our operations.

We may not compete successfully with established and newly developed drugs or products, or the companies that develop and market them.

We compete with well-established drug companies for, among other things, funding, licenses, expertise, personnel, clinical trial patients and investigators, consultants and third-party collaborators. We also compete with these companies for market share. Most of these competitors have substantially greater financial, marketing, manufacturing, sales, distribution and technical resources than we do. These competitors also have more experience in areas such as research and development, clinical trials, sales and marketing and regulatory matters than we do.

There are existing treatments that compete with our products, especially in the field of pulmonary arterial hypertension (PAH). For the treatment of PAH, we compete with several approved products in the United States and worldwide, including the following: Flolan®, Ventavis®, Tracleer®, Revatio®, Letairis™, Thelin® and two generic intravenously administered products containing epoprostenol, the active ingredient in Flolan. Patients and doctors may perceive these competing products as safer, more effective, more convenient and/or less expensive than our therapies. Alternatively, doctors may reduce the prescribed doses of our products if they prescribe them as combination therapy with our competitors’ products. In addition, certain competing products are less invasive than Remodulin and the use of these products may delay or prevent initiation of Remodulin therapy. Any of these circumstances may suppress our sales growth, or cause our revenues to decline.

Actelion Ltd (Actelion), Gilead Sciences, Inc. and Pfizer presently control the majority of the approved therapies for PAH in the United States. Each of these companies has achieved considerable influence over prescribers through the sales and marketing of their respective therapies and through market dominance in this therapeutic area. Furthermore, the future commercialization and introduction of new PAH therapies into the market could exert downward pressure on the pricing of our products and reduce our market share.

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

If third-party payers do not reimburse our products or if third-party payers reduce or limit reimbursements for our products, our sales will suffer.

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

Our manufacturing strategy exposes us to significant risks.

In order to generate revenue from our commercial products, we must be able to produce sufficient quantities to satisfy demand.  The process of manufacturing our products is difficult and complex, and currently involves a number of third parties. We produce treprostinil, the active ingredient in both Remodulin and Tyvaso, using raw materials and advanced intermediate compounds supplied by vendors. Although we produce treprostinil, we outsource the manufacture of Remodulin and Tyvaso to Baxter Pharmaceutical Solutions, LLC (Baxter) and Catalent Pharma Solutions, LLC (Catalent), respectively. We are currently in the process of developing our capability to manufacture Remodulin and Tyvaso in our own facilities.  We also currently manufacture oral treprostinil tablets for use in our clinical trials, but neither we nor our third-party vendors would be able to manufacture oral treprostinil on a commercial scale without FDA approval of a New Drug Application (NDA) for oral treprostinil, which would include approval of our or the third party vendors’ manufacturing process and facility, and corresponding international approvals.

As long as we utilize third-party vendors for significant portions of our manufacturing process, we will remain exposed to the risks described under the risk factor below entitled We rely in part on third parties to perform activities that are critical to our business. Our ability to generate commercial sales or conduct clinical trials could suffer if our third-party suppliers and service providers fail to perform.  In addition, while we expect our efforts to internalize additional manufacturing processes will increase our overall control over manufacturing, it will also subject us to risks as we engage in complex manufacturing processes for the first time.  For example, Remodulin and Tyvaso must be produced in a sterile environment, and we have no experience with sterile manufacturing on a commercial scale.

Some of the products we are currently developing will involve even more complicated manufacturing processes than our current products.  For example, the monoclonal antibodies we are developing are biologic products, which are inherently more difficult to manufacture than our current products and involve increased risk of viral and other contaminations.

Additional risks presented by our manufacturing strategy include:

•                  We and our third-party manufacturers are subject to the FDA’s current Good Manufacturing Practices in the United States and similar regulatory standards internationally. While we have significant control over regulatory compliance with respect to our internal synthesis and manufacturing processes, we do not have control over regulatory compliance by our third-party manufacturers;

•                  As we expand our manufacturing operations to include new elements of the manufacturing process or new products, we will need to design and implement processes and procedures to ensure compliance with applicable regulations;

•                  Even if we and our third-party manufacturers were to comply with domestic and international drug manufacturing regulations, the sterility and quality of the products being manufactured could be substandard and therefore, such products would be unavailable for sale or use;

•                  If we have to replace a third-party manufacturer with a new third-party or our own manufacturing operations, the FDA and its international counterparts would require new testing and compliance inspections. Furthermore, a new manufacturer would have to be educated in the processes necessary to manufacture and commercially validate our products, as manufacturing our treprostinil-based products is complex.  Any new third-party manufacturers and any new internal manufacturing process would need to be approved by the FDA and its international counterparts before being used to produce commercial supply of our products;

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

Any of these factors could disrupt sales of our commercial products, delay clinical trials or commercialization of new products, result in product liability claims and product recalls, and entail higher costs.

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

We rely on Baxter to manufacture Remodulin for us.  We extended our contract with Baxter through 2013 and as part of that contract amendment, we agreed that Baxter will manufacture Remodulin in greater quantities using larger production equipment than under its current manufacturing process. This new manufacturing process and related equipment will require FDA and international approvals. Catalent manufactures Tyvaso for commercial use and also maintains the ability to manufacture oral treprostinil for us. In addition, Catalent conducts stability studies on Remodulin and Tyvaso for us and analyzes other products that we are developing. We are also evaluating alternative supply arrangements, including other third-party production arrangements and the production of Remodulin and Tyvaso in our combination office and laboratory facility that we recently completed in Silver Spring, Maryland.  If we are unable to successfully implement these alternatives, we may not have sufficient inventory to meet future demand.  Presently, we are producing oral treprostinil for clinical trials at our new manufacturing facility in Research Triangle Park, North Carolina. However, our process to manufacture oral treprostinil has not been approved for commercial use by the FDA or international regulatory agencies, and we may encounter unforeseen obstacles in seeking regulatory approval.

NEBU-TEC International Med Products Eike Kern GmbH (NEBU-TEC) retains many responsibilities related to the manufacture of the Tyvaso Inhalation System, which includes a nebulizer and related accessories. Although we manage the manufacturing process through our subsidiary, Unither Therapeutik GmbH, NEBU-TEC supplies the labor. We rely on NEBU-TEC to adhere to and maintain the manufacturing process in accordance with all applicable regulatory requirements. Any regulatory compliance problems encountered by NEBU-TEC related to the manufacture of the Tyvaso Inhalation System could adversely affect the sale of Tyvaso. The NEBU-TEC facility is the only facility currently approved for the manufacturing of the Tyvaso Inhalation System, but we are currently evaluating alternative supply arrangements. If we are unable to manufacture or supply the Tyvaso Inhalation System in the quantities we require or if our suppliers are unable to supply sufficient parts to manufacture the Tyvaso Inhalation System, it could delay, disrupt or prevent us from selling Tyvaso, which could impede our business and its projected growth.

We rely on Accredo Health Group, Inc. (Accredo), CuraScript, Inc. (CuraScript), and CVS Caremark (Caremark) to market, distribute and sell Remodulin and Tyvaso in the United States. These distributors are also partially responsible for negotiating reimbursements from third-party payers for the cost of our therapies. Effective March 2010, we increased the price of all concentrations of Remodulin sold in the United States by 9.6 percent. We also increased the price of all concentrations of Remodulin to our international distributors by 13.3 percent effective April 2010. If our distributors do not recognize acceptable profit margins, they may discontinue the sale of our products. Furthermore, if our domestic and international distributors devote fewer resources to selling our products or are unsuccessful in their sales efforts, our revenues may decline materially.

We rely on Lilly to manufacture and supply Adcirca for us, and we use Lilly’s pharmaceutical wholesaler network to distribute Adcirca in the United States and Puerto Rico. If Lilly is unable to manufacture or supply Adcirca or its distribution network is disrupted, it could delay, disrupt or prevent us from selling Adcirca, which could slow down the growth of our business.

Although most of our current suppliers and service providers could eventually be replaced, a change in suppliers and/or service providers could interrupt the manufacture and distribution of our commercial products and our other products and services, and impede the progress of our clinical trials, commercial launch plans and related revenues.  Interruptions in manufacturing could be significant given the length of time and complexity involved in obtaining necessary FDA and other regulatory approvals for alternative supply arrangements, either through third parties or internal manufacturing processes.

Our operations must comply with extensive U.S. and international laws and regulations, including FDA regulations. Failure to obtain approvals on a timely basis or to achieve continued compliance could delay, disrupt or prevent the commercialization of our products.

The products we develop must be approved for marketing and sale by regulatory agencies and, once approved, are subject to extensive regulation. The process of obtaining and maintaining regulatory approvals for new drugs is lengthy, expensive and uncertain. The manufacture, distribution, advertising and marketing of these products are also subject to extensive regulation. Any future product approvals we receive could be accompanied by significant restrictions on the use or marketing of the product. Product candidates may fail to receive marketing approval on a timely basis, or at all. If granted, product approvals can be withdrawn for failure to comply with regulatory requirements such as the FDA’s post-marketing requirement and post-marketing conditions for Tyvaso or upon the occurrence of adverse events subsequent to commercial introduction.

Discovery of previously unknown problems with our marketed products or problems with our manufacturing, regulatory, compliance, marketing or sales activities could result in regulatory restrictions on our products, including withdrawal of our products from the market. For example, in February 2010, we withdrew our European Marketing Authorization Application for Tyvaso as a result of findings by the European Medicines Agency (EMA) that certain of our clinical sites had failed to comply with Good Clinical Practices.  If we fail to comply with applicable regulatory requirements, we could be subject to penalties that may consist of fines, suspension of regulatory approvals, product recalls, seizure of our products and/or criminal prosecution.

We must comply with various federal and state laws that restrict certain marketing practices in the pharmaceutical and medical device industries.  Failure to comply with such laws could result in penalties and could have a material adverse effect on our business, financial condition and results of operations.

In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal laws restrict certain marketing practices in the pharmaceutical and medical device industries in recent years, including antikickback statutes and false claims statutes.  Some of our business activities could be subject to challenge, and any penalties imposed upon us could have a material adverse effect on our business, financial condition and results of operations.

The federal health care program antikickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration to induce or in return for purchasing, leasing, ordering, or arranging for the purchase, lease, or order of any health care item or service reimbursable under Medicare, Medicaid, or other federally financed healthcare programs.  This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other.  Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases, or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor.  Our practices may not in all cases meet all of the criteria for safe harbor protection from antikickback liability.

Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to cause a false claim to be paid.  Several pharmaceutical and other health care companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product.  Other companies have been prosecuted for causing false claims to be submitted because of the company’s marketing of the product for unapproved, and thus non-reimbursable, uses.  The majority of states also have statutes or regulations similar to the federal antikickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer.  Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer’s products from reimbursement under government programs, criminal fines, and imprisonment.

The Patient Protection and Affordable Care Act (PPACA), enacted in 2010, imposes new reporting and disclosure requirements for pharmaceutical and device manufacturers with regard to payments or other transfers of value made to physicians and teaching hospitals, effective March 30, 2013.  Such information will be made publicly available in a searchable format beginning September 30, 2013.  In addition, pharmaceutical and device manufacturers will be required to report and disclose investment interests held by physicians and their immediate family members during the preceding calendar year.  Failure to submit required information may result in civil monetary penalties of up to $150,000 per year (and up to $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests not reported in an annual submission.  Further, the PPACA amends the intent requirement of the federal antikickback and criminal health care fraud statutes. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the government may assert that a claim including items or services resulting from a violation of the federal antikickback statute constitutes a false or fraudulent claim for purposes of the false claims laws.

If not preempted by this federal law, several states require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products and to report gifts and payments to individual physicians in those states.  Other states prohibit various other marketing related activities.  Still other states require the posting of information relating to clinical studies and their outcomes. In addition, certain states, such as California, Nevada, and Massachusetts, require pharmaceutical companies to implement compliance programs or marketing codes.  Currently, several additional states are considering similar proposals. Compliance with these laws is difficult and time consuming, and companies that do not comply with these state laws face civil penalties.

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

To obtain regulatory approvals from the FDA and international regulatory agencies such as the EMA, we must conduct clinical trials demonstrating that our products are safe and effective. In the past, several of our product candidates failed or were discontinued at various stages in the development process. In addition, we may need to amend ongoing trials or the FDA and/or international regulatory agencies may require us to perform additional trials beyond those we planned. Such occurrences could result in significant delays and additional costs and related clinical trials may be unsuccessful. In November 2008, we reported that our FREEDOM-C Phase III clinical trial of oral treprostinil did not achieve statistical significance for its primary endpoint. Because we have decided to amend the protocol for our current FREEDOM-M Phase III clinical trial and conduct a new Phase III clinical trial, FREEDOM-C2, we expect delays in completing our clinical trials for oral treprostinil and do not anticipate filing an NDA prior to 2012.  As with all clinical trials, there is a risk that FREEDOM-M and FREEDOM-C2 may not be successful.   Upon filing an NDA, we could be subject to additional delays, if the FDA determines that it cannot approve the NDA as submitted. In such case, the FDA would issue a complete response letter, which would outline the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA would then issue an approval letter.  We may fail to address any such deficiencies adequately, in which case we may be unable to obtain FDA approval to market the product.

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

•                  Ongoing or new clinical trials conducted by drug companies in addition to our own clinical trials reduce the number of patients available for our trials;

•                  Patients experience severe side effects during treatment;

•                  Other investigational or approved therapies are viewed as more effective or convenient by physicians or patients;

•                  Our clinical trial sites or our contracted clinical trial administrators do not adhere to trial protocols;

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

In addition, the FDA and its international equivalents have substantial discretion over the approval process for pharmaceutical products. As such, these regulatory agencies may not agree that we have demonstrated the requisite level of product safety and efficacy to grant approval.

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

Our business depends upon the acquisition, assignment and license of drugs and other products that have been discovered and initially developed by others. Under our product license agreements, we receive certain rights to existing intellectual property owned by third parties subject to the terms of each license agreement. Our assignment agreements transfer all right, title and interest in and to the intellectual property to us, subject to the terms of such agreements. In addition, we may be required to obtain licenses to other third-party technologies to commercialize our early stage products. This dependence on technology developed by others involves the following risks:

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

When we license or are assigned drugs and other products that have been discovered and initially developed by others, our rights are frequently limited. For instance, our rights to market Adcirca are geographically limited to the United States and Puerto Rico; however, we would have an opportunity to negotiate with Lilly for the rights to market Adcirca in other territories in the event that Lilly decides not to market Adcirca in a particular country. Furthermore, we cannot undertake any additional investigational work with respect to Adcirca in other indications of pulmonary hypertension without Lilly’s prior approval. Lilly also has authority over all regulatory activities and has the right to determine the retail price for Adcirca and the wholesale price at which Lilly sells Adcirca to us.

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

The period under which our commercial and developmental therapies are protected by our patent rights is limited. Our U.S. patent for the method of treating PAH with Remodulin will expire in October 2014 (it has already received the maximum five-year extension). Our three U.S. patents covering our methods of synthesizing and producing treprostinil, the active ingredient in both Remodulin and Tyvaso, expire in October 2017. We also have been granted one patent in the European Union and one patent in Japan, each of which covers our treprostinil synthesis and production methods and will expire in October 2018. The patent for Adcirca for the treatment of pulmonary hypertension will expire in 2017 and our patents for Tyvaso will expire in the United States and in various countries throughout the European Union in 2018 and 2020, respectively.

We continue to conduct research into new methods to synthesize treprostinil and have two registered patents in the United States that expire in 2021, as well as additional United States and international pending patent applications, relating to such methods.  However, we cannot be sure that these additional patents will successfully deter competitors, or that additional patent applications will result in grants of patents. Upon the expiration of our patents, competitors may develop generic versions of our products and market those generic versions to compete with our products. Competitors may also seek to design around our patents prior to their expiration to develop competing products.

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

In July 2005, Vanderbilt University filed a lawsuit in the U.S. District Court for the District of Delaware against ICOS Corporation (ICOS) seeking to add three of its scientists as co-inventors of the tadalafil compound and method-of-use-patents. Lilly has since acquired ICOS. The patents that were the subject of this lawsuit are the same patents licensed to us by Lilly. In January 2009, the district court ruled in favor of ICOS/Lilly, declining to add any of these scientists as an inventor on either patent. The plaintiff has appealed this ruling, and the appellate court also ruled in favor of ICOS/Lilly. The plaintiff requested a rehearing of the case before the appellate court, which was denied.

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

Our research and development and manufacturing activities involve the controlled use of chemicals and hazardous substances and we are expanding these activities both in their scale and in new locations. In addition, patients may dispose of our products using means we do not control. Such activities subject us to numerous federal, state, and local environmental and safety laws and regulations that govern the management, storage and disposal of hazardous materials. Compliance with current or future environmental laws and regulations can require significant costs; furthermore, we can be subject to substantial fines and penalties in the event of noncompliance. While we believe we comply with laws and regulations governing these materials, the risk of accidental contamination or injury from these materials cannot be completely eliminated. Furthermore, once chemical and hazardous materials leave our facilities, we cannot control what our hazardous waste removal contractors choose to do with these materials. In the event of an accident, we could be liable for substantial civil damages or costs associated with the cleanup of the release of hazardous materials. Any related liability could exceed our resources and could have a materially adverse effect on our business.

We may encounter substantial difficulties managing our growth relative to product demand.

Several risks are inherent in our business development plans. Achieving our goals will require continued and substantial investment in research and development, sales and marketing, and facilities. For example, we have spent considerable resources building and seeking regulatory approvals for our laboratories and manufacturing facilities. These facilities may be insufficient to meet future demand for our products. Alternatively, we may have excess capacity at these facilities if future demand falls short of our expectations, or if we do not receive regulatory approvals for the products we intend to produce at these facilities. In addition, constructing our facilities is expensive, and our ability to recover our investment will depend on sales of the products manufactured at these facilities in sufficient volume to increase our revenues substantially.  If we do experience sales growth, we may have difficulty managing inventory levels as marketing new therapies is complicated, and gauging future demand is often difficult and uncertain. Further, we plan to increase our level of manufacturing activities and reduce our reliance on third-party suppliers in the future.  As our manufacturing capabilities and sales forces grow, we will be faced with increasing regulatory risks and will need to develop appropriate processes and compliance programs.

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

Derivative lawsuits have been filed against certain of our directors and named executive officers relating to the modification of awards granted under our STAP and the exchange of certain stock options granted under our Amended and Restated Equity Incentive Plan. We have been named as nominal defendant in these lawsuits. See Part II, Item 1—Legal Proceedings for a more detailed description of these proceedings. Although the parties have reached an agreement in principle to settle these lawsuits, we must still negotiate, draft and enter into a stipulation of settlement, which will set forth the full terms of their agreement and will be subject to court approval. There can be no assurance that the parties will be able to finalize our agreement in principle or that it would be approved by the court. The defense of these lawsuits and any future actions could result in significant legal fees, divert our management’s attention from the operation of our business, and result in an outcome that could be costly and have an adverse effect on the structure of our compensation plans and our ability to attract and retain employees.

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

The price of common stock can be highly volatile within the pharmaceutical and biotechnology sector.  Consequently, there can be significant price and volume fluctuations in the market that may not always relate to operating performance. The table below sets forth the high and low closing prices for our common stock for the periods indicated:

	High	Low
January 1, 2010—June 30, 2010	$61.46	$48.81
January 1, 2009—December 31, 2009	$52.88	$27.86
January 1, 2008—December 31, 2008	$57.99	$24.51

The price of our common stock could decline sharply due to the following factors, among others:

•                  Quarterly and annual financial and operating results;

•                  Failure to meet estimates or expectations of securities analysts;

•                  Results of our clinical trials;

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

•                  Rumors among, or incorrect statements by investors and/or analysts concerning our company, our products, or operations;

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

Our directors and executive officers beneficially owned approximately 7.8 percent of our outstanding common stock as of June 30, 2010. Shares beneficially owned include stock options that could be exercised by those directors and executive officers within 60 days of June 30, 2010. Accordingly, these shareholders as a group may be able to influence the outcome of matters requiring shareholder approval, including the election of our directors. Such shareholder influence could delay or prevent a change in control that could benefit our shareholders.

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

3.2

Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 28, 2010

3.3	Second Amended and Restated By-laws of the Registrant, incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008

12.1	Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the SEC on July 28, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009, (ii) the Consolidated Statements of Operations for the three- and six-month periods ended June 30, 2010, and 2009, (iii) the Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2010 and 2009, and (iv) the Notes to Consolidated Financial Statements (tagged as blocks of text)(1).

(1)           The XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED THERAPEUTICS CORPORATION

Date: July 28, 2010	/s/ MARTINE A. ROTHBLATT
	By:	Martine A. Rothblatt, Ph.D.
	Title:	Chairman and Chief Executive Officer

/s/ JOHN M. FERRARI
	By:	John M. Ferrari
	Title:	Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-76409)

3.2

Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 28, 2010

3.3	Second Amended and Restated By-laws of the Registrant, incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008

12.1	Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the SEC on July 28, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009, (ii) the Consolidated Statements of Operations for the three- and six-month periods ended June 30, 2010, and 2009, (iii) the Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2010 and 2009, and (iv) the Notes to Consolidated Financial Statements (tagged as blocks of text)(1).

(1)           The XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.