Form 10-K
period 2011-12-31
UNITED THERAPEUTICS Corp
filed 2012-02-28
CIK 1082554

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2011
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒

          The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price on June 30, 2011, as reported by the NASDAQ Global Select Market was approximately $2,783,978,000

          The number of shares outstanding of the issuer's common stock, par value $0.01 per share, as of February 23, 2012, was 53,626,744.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's definitive proxy statement for the registrant's 2012 annual meeting of shareholders scheduled to be held on June 26, 2012, are incorporated by reference in Part III of this Form 10-K.

PART I

ITEM 1.    BUSINESS

        United Therapeutics Corporation is a biotechnology company focused on the development and commercialization of unique products to address the unmet medical needs of patients with chronic and life-threatening conditions.

        Our key therapeutic products and product candidates include:

  •
  Prostacyclin Analogues.  Prostacyclin analogues are stable synthetic forms of prostacyclin, an important molecule produced by the body that has powerful effects on blood vessel health and function. Our lead product is Remodulin® (treprostinil) Injection (Remodulin) to be administered subcutaneously or intravenously for the treatment of pulmonary arterial hypertension (PAH). The United States Food and Drug Administration (FDA) initially approved Remodulin in 2002 for subcutaneous (under the skin) administration. Subsequently, the FDA broadened its approval of Remodulin for intravenous (in the vein) use and for the treatment of patients who require transition from Flolan® (epoprostenol), the first FDA-approved prostacyclin therapy for PAH. In addition to the United States, Remodulin is approved in 36 other countries, most of which have approved both routes of administration. In July 2009, the FDA approved Tyvaso® (treprostinil) Inhalation Solution (Tyvaso), an inhaled prostacyclin therapy for the treatment of PAH. We commenced commercial sales of Tyvaso in the third quarter of 2009. In December 2011, we submitted a new drug application (NDA) to the FDA for treprostinil diethanolamine sustained release tablets (oral treprostinil) for the treatment of PAH. Our subsidiary, Lung LLC, is separately developing modified release beraprost (beraprost-MR), another type of oral prostacyclin analogue, for the treatment of PAH.

  •
  Phosphodiesterase Type 5 (PDE-5) Inhibitor.  PDE-5 inhibitors act to inhibit the degradation of cyclic guanosine monophosphate (cGMP) in cells. cGMP is activated by nitric oxide (NO) to effect relaxation of vascular smooth muscle. Our PDE-5 inhibitor product is Adcirca® (tadalafil) tablets (Adcirca), a once-daily oral therapy for the treatment of PAH. We acquired certain exclusive commercialization rights to Adcirca from Eli Lilly and Company (Lilly) in 2008. In May 2009, the FDA approved Adcirca for the treatment of PAH. We commenced commercial sales of Adcirca in the third quarter of 2009.

  •
  Monoclonal Antibodies (MAbs).  MAbs act by targeting tumor-associated antigens on cancer cells to activate a patient's immune system against the cancer cells. We are developing the antibody Ch14.18 MAb for the treatment of neuroblastoma, under an agreement with the National Cancer Institute. We are also developing another antibody, 8H9 MAb, for the treatment of metastatic brain cancer, under an agreement with Memorial Sloan-Kettering Cancer Center.

  •
  Glycobiology Antiviral Agents.  Glycobiology antiviral agents are a novel class of small, sugar-like molecules that have shown pre-clinical indications of efficacy against a broad range of viruses. In September 2011, we were awarded a contract from the U.S. National Institute of Allergy and Infectious Diseases for studies directed at the development of a broad spectrum antiviral drug based on our glycobiology antiviral platform.

  •
  Cell-Based Therapy.  In June 2011, we entered into a license agreement with Pluristem Ltd. (Pluristem) to develop and commercialize its cell-based product known as PLacental eXpanded (PLX) cells for the treatment of pulmonary hypertension using Pluristem's proprietary cell technology. We are currently conducting preclinical toxicology and pharmacology studies to support a potential investigational new drug application for the treatment of PAH.

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

Our Products

        Our product portfolio includes the following:

Product	Mode of Delivery	Indication/Market	Current Status	Our Territory
Remodulin	Continuous subcutaneous	Pulmonary arterial hypertension	Approved in the U.S., most of Europe*, Argentina, Australia, Canada, Chile, Israel, Mexico, Peru, Saudi Arabia, South Korea, Taiwan and Venezuela; commercial sales in most of these countries	Worldwide
Remodulin	Continuous intravenous	Pulmonary arterial hypertension	Commercial in the U.S., Canada, Israel, Switzerland, Argentina and Saudi Arabia; also approved in most of Europe*, Mexico, Peru and South Korea	Worldwide
Tyvaso	Inhaled	Pulmonary arterial hypertension	Commercial in the U.S.; Phase III in Europe	Worldwide
Adcirca	Oral	Pulmonary arterial hypertension	Commercial in the U.S.	United States
Oral Treprostinil (UT-15C)	Oral	Pulmonary arterial hypertension	NDA filed with FDA	Worldwide
Oral Treprostinil (UT-15C) Combination Therapy	Oral	Pulmonary arterial hypertension	Phase III	Worldwide
Ch14.18 MAb	Intravenous	Neuroblastoma	Phase III	Worldwide
Remodulin	Continuous intravenous via implantable pump	Pulmonary arterial hypertension	Phase III	United States, United Kingdom, France, Germany, Italy and Japan
Beraprost-MR	Oral	Pulmonary arterial hypertension	Phase I	North America, Europe, Mexico, South America, Egypt, India, South Africa and Australia
8H9 MAb	Intravenous	Metastatic brain cancer	Phase I	Worldwide
IW001	Oral	Idiopathic pulmonary fibrosis and primary graft dysfunction	Phase I	Worldwide

Product	Mode of Delivery	Indication/Market	Current Status	Our Territory
Glycobiology Antiviral Agents	Oral	Broad-spectrum agents against viral infectious diseases	Pre-Clinical	Worldwide
PLX Cells	Intravenous	Pulmonary hypertension	Pre-Clinical	Worldwide
Pulmonary Tissue Replacement and Remodeling	Various	End-stage lung disease	Pre-Clinical	Worldwide

*
We have obtained approval for subcutaneous Remodulin in 23 member countries of the European Economic Area (EEA), as well as other non-EEA countries in Europe, and have received pricing approval in most of these countries. We have obtained approval for intravenous Remodulin in 23 EEA countries and Switzerland, and will submit pricing applications in select countries based on market factors.

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

        Currently, treatment of PAH focuses on three distinct molecular pathways that have been implicated in the disease process: the prostacyclin pathway, the nitric oxide (NO) pathway, and the endothelin (ET) pathway. The three classes of drugs that target these three pathways are:

  •
  Prostacyclin Analogues.  Patients with PAH have been shown to have reduced levels of prostacyclin, a naturally occurring substance that has the effect of relaxing the pulmonary blood vessels, preventing platelet aggregation and inhibiting the proliferation of smooth muscle cells in the pulmonary vessels. Therefore, drugs that mimic the action of prostacyclin, known as prostacyclin analogues, are established PAH treatments.

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

  Remodulin

        Our lead product for treating PAH is Remodulin, the active pharmaceutical ingredient of which is a prostacyclin analogue known as treprostinil. We sell Remodulin to our specialty pharmaceutical distributors in the United States and to our international distributors. We recognized approximately $430.1 million, $403.6 million and $331.6 million in Remodulin revenues, representing 58%, 68% and 92% of our net revenues, for the years ended December 31, 2011, 2010 and 2009, respectively. In May 2002, Remodulin was approved by the FDA as a continuous subcutaneous infusion for the treatment of PAH in patients with New York Heart Association (NYHA) Class II-IV (moderate to severe) symptoms. In November 2004, the FDA expanded its approval to permit continuous intravenous infusion of Remodulin for patients who cannot tolerate subcutaneous infusion. In March 2006, the FDA expanded its approval to include transition of patients to Remodulin from Flolan (epoprostenol), the first FDA-approved prostacyclin therapy for PAH. In January 2007, the results of a prospective, open-label study demonstrated that stable patients with PAH can be safely transitioned from Flolan to intravenous Remodulin using a rapid switch protocol. Remodulin is the only prostacyclin analogue approved for patients with NYHA class II-IV symptoms.

        Outside of the United States, Remodulin is approved for treatment of PAH in 36 countries by continuous subcutaneous administration. Remodulin is also approved for treatment of PAH by continuous intravenous administration in 31 countries outside the U.S., including 23 countries in Europe that granted approval in December 2011. Applications for approval of both subcutaneous and intravenous Remodulin are under review in other countries. We continue to work toward commercializing Remodulin in new territories, including China (application filed in September 2011) and Japan (filing anticipated in late 2012 or early 2013).

        We believe Remodulin offers many competitive advantages over Flolan, which is delivered continuously through a surgically implanted intravenous catheter connected to an external pump and is not approved for subcutaneous use. Flolan is approved for the treatment of patients with certain subsets of late-stage PAH. Generic formulations of Flolan are also available. We believe subcutaneous Remodulin provides patients with a less invasive alternative to Flolan and its equivalents. In contrast to Flolan, Remodulin is stable at room temperature and lasts significantly longer inside the human body. These attributes allow for potentially safer and more convenient drug delivery to patients. Unlike Flolan, Remodulin can be delivered by subcutaneous infusion with a pager-sized miniature pump. Subcutaneous delivery of Remodulin also eliminates the risk of central venous catheter infection and the hospitalization required to begin intravenous infusion. Remodulin's extended presence in the body may also reduce the risk of rebound PAH, and possibly death, if treatment is abruptly interrupted. The stability of Remodulin also allows it to be packaged as an aqueous solution, so patients do not have to mix the drug, as they do with Flolan. Remodulin can be continuously infused for up to 48 hours before refilling the infusion pump, unlike Flolan, which must be mixed and refilled every 24 hours. Treprostinil, the active ingredient in Remodulin, is highly soluble in an aqueous solution, which enables us to produce Remodulin in highly concentrated solutions. This allows therapeutic concentrations of Remodulin to be delivered at low flow rates via miniaturized infusion pumps for both subcutaneous and intravenous infusion. Lastly, Remodulin does not require the patient to keep the drug cool during infusion. This eliminates the need for cooling packs or refrigeration to keep Remodulin stable, as is required with Flolan due to Flolan's chemical instability at room temperature.

        In April 2008, Teva Pharmaceuticals Industries Ltd. (Teva) announced that the FDA approved its version of generic epoprostenol (the active ingredient in Flolan) for the treatment of PAH, which has all of the attributes of Flolan discussed above. In June 2008, the FDA approved another intravenous version of epoprostenol, developed by GeneraMedix, Inc. (GeneraMedix), which is stable at room temperature but shares most of Flolan's other attributes, including risk of central venous catheter infection, required hospitalization at the start of treatment, short half-life (which increases risk of rebound PAH), mixing requirements, daily pump refills and large pump size. In February 2009, GeneraMedix licensed the commercial rights for its epoprostenol therapy to Actelion Pharmaceuticals Ltd (Actelion), marketed as Veletri®. Actelion also markets Tracleer®, an ETRA, and Ventavis®, an inhaled prostacyclin, for the treatment of PAH.

        In February 3, 2012, we received notice of an abbreviated new drug application by Sandoz Inc. requesting FDA approval to market a generic version of the 10 mg/mL strength of Remodulin. For further details, see the section below entitled Governmental Regulation—Hatch-Waxman Act.

        There are noteworthy adverse events associated with Remodulin. When infused subcutaneously, Remodulin causes varying degrees of infusion site pain and reaction (redness and swelling) in most patients. Patients who cannot tolerate the site pain related to use of subcutaneous Remodulin may instead use intravenous Remodulin. Intravenous Remodulin is delivered continuously by an external pump through a surgically implanted central venous catheter, similar to Flolan, Veletri and generic epoprostenol. When delivered intravenously, Remodulin bears the risk of central venous catheter infection and a serious bloodstream infection known as sepsis, as do Flolan, Veletri and generic epoprostenol.

  International Regulatory Review of Subcutaneous and Intravenous Remodulin

        Remodulin is approved in 36 countries throughout the world. In 31 of these countries, it is approved for both subcutaneous and intravenous use. In the other approved countries, Remodulin is approved for subcutaneous use only.

        We used the mutual recognition process, described more fully in Governmental Regulation—Marketing Pharmaceutical Products Outside the United States, to obtain approval of subcutaneous Remodulin in most countries in the European Economic Area (EEA). The mutual recognition process for subcutaneous Remodulin was completed in August 2005, with positive decisions received from 23 EEA member countries. We withdrew our applications in the Republic of Ireland (Ireland), Spain and the United Kingdom (UK) following a request for additional documentation from these countries. A license variation for intravenous Remodulin was approved on December 23, 2011, thus permitting marketing of intravenous Remodulin in each of the 23 member countries where subcutaneous Remodulin had been previously approved. In Europe, a risk management plan (RMP) is routinely required as part of the regulatory approval process for new medicines and also for significant variations involving a change to the route of administration, formulation or indication. For intravenous Remodulin, we will implement a RMP focused on minimizing the known risks of central venous catheter-related blood stream infections associated with intravenous administration.

        Remodulin is available under the named-patient system in the EEA member countries where Remodulin is not approved (including the UK, Ireland and Spain). Under the named-patient system, our distributors are permitted to import Remodulin into EEA member countries based on requests for Remodulin for use in treating specific patients, but neither we nor our distributors are permitted to market the product in those countries. We are evaluating the resubmission of our applications for Remodulin in Ireland and Spain.

  Intravenous Remodulin Administered via Implantable Pump

        We are also working with Medtronic, Inc. (Medtronic) on demonstrating the safety of its Synchromed® II implantable infusion pump for intravenous Remodulin. Medtronic commenced a clinical trial administering Remodulin using the Synchromed in April 2011. In certain countries in Europe, an implantable pump distributed by OMT GmbH & Co. KG is used to deliver intravenous Remodulin to certain patients.

  Tyvaso

        We commenced commercial sales of Tyvaso in the United States in September 2009. We sell Tyvaso to the same specialty pharmaceutical distributors in the United States that distribute Remodulin. For the years ended December 31, 2011, 2010 and 2009, we recognized approximately $240.4 million, $151.8 million and $20.3 million in Tyvaso revenues, representing 32%, 26% and 6%, respectively, of our net revenues.

        Currently, the only other FDA-approved inhaled prostacyclin analogue is Ventavis. Ventavis is marketed by Actelion in the United States and by Bayer Schering Pharma AG in Europe. The active ingredient in Ventavis, iloprost, has a half-life of approximately 20 to 30 minutes and can cause a decrease in systemic (body-wide) blood pressure if the drug is administered at too high a dose. Patients need to inhale Ventavis six to nine times per day via a nebulizer. According to its label, each Ventavis inhalation consists of 4 to 10 minutes of continuous inhalation via the nebulizer.

        In contrast to iloprost, treprostinil (the active ingredient in Tyvaso) has a longer half-life and greater selectivity to the lungs. Tyvaso is administered four times a day, by inhaling up to nine breaths during each two-to-three-minute treatment session. Tyvaso is required to be administered using our proprietary Tyvaso Inhalation System, which consists of an ultra-sonic nebulizer that provides a dose of Tyvaso on a breath-by-breath basis. In addition, a day's supply of Tyvaso is packaged in a single ampule emptied into the Tyvaso Inhalation System once a day. As a result, unlike the Ventavis nebulizer which requires cleaning after each use, the Tyvaso Inhalation System only needs to be cleaned once a day.

        Tyvaso has been generally well tolerated in our trials, during which adverse events appeared to be similar to those previously reported for treprostinil or due to administration by inhalation. The most common adverse events were transient cough, headache, nausea, dizziness and flushing. We completed an open-label study in the United States to investigate the clinical effects of switching patients from Ventavis to Tyvaso, in which improvements in patient quality of life were observed.

  FDA Approval of Tyvaso

        In June 2008, we submitted an NDA to obtain FDA approval to market Tyvaso for the treatment of PAH in the United States. In July 2009, the FDA approved Tyvaso for the treatment of PAH using the Tyvaso Inhalation System. Tyvaso is indicated to increase walk distance in patients with NYHA Class III symptoms of PAH, which includes multiple etiologies such as idiopathic and familial PAH, as well as PAH associated with scleroderma and congenital heart disease.

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

        Under the PMCs, we committed to modify particular aspects of the Tyvaso Inhalation System. As part of these modifications, we agreed to perform a usability analysis incorporating the evaluation and prioritization of user-related risk followed by a human factors study. The modifications and usability analysis have been completed, and in September 2011, the FDA notified us that we had fulfilled the requirements of the PMCs.

        In June 2010, the FDA granted orphan drug designation for Tyvaso. Such a designation, coupled with an approval of the product for the orphan indication, confers an exclusivity period through July 2016, during which the FDA may not approve any application to market the same drug for the same indication, except in limited circumstances.

  International Regulatory Review of Tyvaso

        In April 2004, the European Medicines Agency (EMA) designated Tyvaso an orphan medicinal product for the treatment of both PAH and chronic thromboembolic pulmonary hypertension. The EMA orphan drug designation confers a ten-year exclusivity period commencing with marketing approval. We filed a Marketing Authorization Application (MAA) in December 2008 for Tyvaso and the Tyvaso Inhalation System with the EMA using the centralized filing process. See Governmental Regulation below for further discussion on the centralized filing process for the European Union (EU). In February 2010, we withdrew our MAA from consideration by the EMA due to the EMA's major objection related to findings of non-compliance with good clinical practice (GCP) at two clinical sites. The EMA stated that these findings would preclude a recommendation for approval of Tyvaso in the EU. The EMA had no major objections at the time of withdrawal related to the safety or efficacy of Tyvaso.

        In mid-2011, we reached an agreement with the EMA on a new study design acceptable for the filing of an MAA in Europe. We expect the new trial will be conducted in patients who are either not on an approved background therapy (ETRA or PDE-5 inhibitor) or have been on an approved background therapy for up to one year. The trial's planned primary endpoint is the median change in six-minute walk distance after 24 weeks. The principal reinforcing secondary endpoint will be time to clinical worsening, generally defined as (1) death; (2) an unplanned hospitalization due to PAH; (3) initiation of prostacyclin for the treatment of PAH; (4) a lung transplant; (5) an atrial septostomy procedure, a surgical procedure in which a small hole is created between the upper two chambers of the heart; or (6) a decrease in six-minute walk distance of at least fifteen percent from baseline (or too ill to walk) as a result of the progression of PAH. In order to statistically assess the secondary endpoint of time to clinical worsening, the study will continue to enroll until a pre-specified number of events occur. We plan to begin enrollment during the second half of 2012 and anticipate target enrollment of approximately 800 subjects to obtain data on approximately 256 clinical worsening events.

  Adcirca

        We began selling Adcirca in July 2009. Adcirca is a PDE-5 inhibitor, the active pharmaceutical ingredient of which is tadalafil. Tadalafil is also the active pharmaceutical ingredient in Cialis®, which is marketed by Lilly for the treatment of erectile dysfunction. We acquired the commercial rights to Adcirca for the treatment of PAH in the U.S. from Lilly in November 2008. We sell Adcirca at prices established by Lilly, which are at parity with Cialis pricing and typically set at a discount from an average wholesale price to pharmaceutical wholesalers. For the years ended December 31, 2011, 2010 and 2009, we recognized approximately $70.6 million, $36.3 million and $5.8 million in Adcirca revenues, representing 9%, 6% and 2%, respectively, of our net revenues.

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

        Prior to the approval of Adcirca, Revatio®, which is marketed by Pfizer Inc. (Pfizer), was the only PDE-5 inhibitor approved for the treatment of PAH. Sildenafil, the active ingredient in Revatio, is also the active ingredient in Viagra®, which is marketed by Pfizer for the treatment of erectile dysfunction. Revatio is dosed three times daily. Adcirca is dosed once daily.

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

  Commercial Rights to Adcirca

        In December 2008, we completed the transactions contemplated by several agreements we entered into with Lilly and one of its subsidiaries in November 2008, including a license agreement, a manufacturing and supply agreement and a stock purchase agreement. Pursuant to the license agreement, Lilly granted us an exclusive license for the right to develop, market, promote and commercialize Adcirca for the treatment of pulmonary hypertension in the United States and Puerto Rico. Pursuant to the manufacturing and supply agreement, Lilly agreed to manufacture Adcirca and distribute it on our behalf via its wholesaler network, in the same manner that it distributes its own pharmaceutical products. In December 2008, upon closing, we made a one-time, non-refundable, non-creditable payment of $125.0 million under the manufacturing and supply agreement and a one-time payment of $25.0 million under the license agreement. Pursuant to the stock purchase agreement, Lilly purchased 6.3 million shares of our common stock (adjusted for our September 2009 two-for-one stock split) for an aggregate purchase price of $150.0 million. We issued those shares from treasury. See Strategic Licenses and Relationships below for more details on these agreements.

  UT-15C Sustained Release Tablets (Oral Treprostinil)

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

        In December 2006, we commenced two phase III multi-national, placebo-controlled clinical trials of oral treprostinil in patients with PAH to study both safety and efficacy. The FREEDOM-C trial was a 16-week study of patients on approved background therapy using a PDE-5 inhibitor, such as Revatio, or an ETRA, such as Tracleer, or a combination of both. The FREEDOM-M trial was a 12-week study of patients who are not on any background therapy.

        We commenced both trials using a 1.0 mg tablet, but during the open-label extension trial (and an associated pharmacokinetic substudy) we discovered that treprostinil concentrations were higher in PAH patients than in healthy individuals due to the difference in overall absorption, metabolism and excretion of the drug between these two populations. Consistent with these differences, a number of patients randomized to receive the drug discontinued the study due to tolerability-related side effects, including nausea, jaw-pain and headaches. As a result, we introduced a 0.5 mg tablet in July 2007 and a 0.25 mg tablet in April 2008 to enable more gradual dose titration in order to increase dosing to a tolerable level.

        In November 2008, we announced that the FREEDOM-C trial did not meet statistical significance for its primary endpoint. Analysis suggested that the inability to dose titrate was a limiting factor that suppressed the overall treatment effect. Of the 174 patients who received the active drug, 25 patients discontinued due to an adverse event and 33 patients who completed the trial were unable to titrate their doses above 1.0 mg twice-daily.

        In June 2009, we began enrollment of our FREEDOM-C2 trial, which was a 16-week study of PAH patients on an approved background therapy. In this trial, patients were provided access to a 0.25 mg tablet and doses were titrated in 0.25 mg to 0.5 mg increments. In March 2011, we completed enrollment of FREEDOM-C2 with 313 patients, compared to a target enrollment of 300 patients. In August 2011, we announced the completion of FREEDOM-C2 and that the trial did not achieve statistical significance for the primary endpoint of improvement in six-minute walk distance at week 16. Specifically, the placebo-corrected median change in six-minute walk distance at week 16 was 10 meters (p=0.089, Hodges-Lehmann estimate and non-parametric analysis of covariance in accordance with the trial's pre-specified statistical plan).

        Enrollment in FREEDOM-M was initially closed in October 2008, with 171 patients enrolled in the trial. In March 2009, the FDA approved a protocol amendment to add patients to the ongoing FREEDOM-M trial. These additional patients were provided access to a 0.25 mg tablet when beginning the trial. We completed enrollment of FREEDOM-M in January 2011 with 349 patients, with the population for the primary analysis consisting of the 228 patients who had access to the 0.25 mg tablet at randomization. In June 2011, we announced the completion of the FREEDOM-M trial and that the trial met its primary endpoint of improvement in six-minute walk distance at week 12. Analysis of the FREEDOM-M results demonstrated that patients in that study receiving oral treprostinil improved their median six-minute walk distance by approximately 23 meters (p=0.0125, Hodges-Lehmann estimate and non-parametric analysis of covariance in accordance with the trial's pre-specified statistical analysis plan) as compared to patients receiving placebo. The median change from baseline at week 12 was 25 meters for patients receiving oral treprostinil and -5 meters for patients receiving placebo. This clinical treatment effect is supported by other secondary efficacy endpoints including the change in six-minute walk distance observed at week 8 (Hodges-Lehmann estimate of +17 meters; p = 0.0307) and combined six-minute walk distance and Borg Dyspnea Score rating (shortness of breath test) at week 12 (p=0.0497). These findings were further supported by the highly statistically significant results obtained from the overall population (349 patients, including those who did not have access to the 0.25 mg tablet at the beginning of the trial), which had a placebo-corrected median change from baseline in six-minute walk distance of +25.5 meters at week 12 (p=0.0001, Hodges-Lehmann estimate).

        The durability of the clinical response was also assessed by evaluating exercise capacity at the time that treprostinil plasma concentration was expected to be the lowest, commonly referred to as trough, (11-13 hours after the previous evening's dose of oral treprostinil) measured during the week 11 visit. The results from this trough six-minute walk test demonstrated the durability of the clinical response throughout the entire dosing interval with a 13 meter (p=0.065, Hodges-Lehmann estimate) and 17 meter (p=0.0025, Hodges-Lehmann estimate) improvement in six-minute walk distance for the primary analysis population and overall patient population, respectively.

        Based on the positive results achieved in this trial, we submitted an NDA on December 27, 2011. The NDA also contained the results of the FREEDOM-C and FREEDOM-C2 studies, which did not demonstrate efficacy of oral treprostinil in combination with other therapies. The FDA has accepted the NDA for review and has indicated the filing will be subjected to the standard 10-month review period commencing from the submission date. We have also applied to the FDA for orphan drug designation for oral treprostinil. We currently have no plans to apply for the approval of oral treprostinil in Europe.

        Although we believe oral treprostinil is approvable on the basis of the FREEDOM-M study, there can be no guarantee that our NDA will be approved, particularly in light of the FREEDOM-C and FREEDOM-C2 studies. Furthermore, if our NDA is approved, the results of the FREEDOM-C and FREEDOM-C2 studies may nonetheless limit our ability to market oral treprostinil in combination with other therapies, and reduce its commercial potential. Therefore, in an effort to provide clinical support for the efficacy of oral treprostinil in combination with other PAH therapies and to expand the labeling for oral treprostinil if it is approved, we are designing additional studies. In particular, we are finalizing the protocol of a new phase III clinical trial, FREEDOM-C3. FREEDOM-C3 is anticipated to be a placebo-controlled study in newly diagnosed patients who have recently initiated an approved background therapy (an ETRA or PDE-5 inhibitor), with one co-primary endpoint being the time to clinical worsening, generally defined as (1) death; (2) an unplanned hospitalization due to PAH; (3) initiation of prostacyclin for the treatment of PAH; (4) a decrease in six-minute walk distance of at least fifteen percent from baseline (or too ill to walk) as a result of the progression of PAH; or (5) unsatisfactory long-term clinical response. The other planned co-primary endpoint is median change in six-minute walk distance at six months, which provides a substantially longer exposure and potentially higher dose than patients received in the FREEDOM-C and FREEDOM-C2 trials. We plan to begin enrollment of FREEDOM-C3 during the first half of 2012 and anticipate target enrollment of approximately 800 subjects to obtain data on approximately 400 clinical worsening events. Because we believe that patients in both the FREEDOM-C and FREEDOM-C2 trials were not provided sufficient amounts of oral treprostinil over an adequate period of time, FREEDOM-C3 is intended to study the effects of oral treprostinil over a longer period of time than our previous studies and hopefully will enable patients to achieve a higher dose.

        There are currently no approved oral prostacyclin therapies available to patients in the United States or Europe. If we are successful in developing oral treprostinil, then patients and physicians may use prostacyclin earlier in the PAH disease continuum, which could increase demand for our PAH therapies.

  Scleroderma

        The DISTOL-1 study, "Digital Ischemic Lesions in Scleroderma Treated With Oral Treprostinil Diethanolamine" was a 20-week phase II study to assess the effect of oral treprostinil in reducing net ulcer burden compared to placebo in patients with systemic sclerosis. The study also included secondary assessments of the frequency of complete healing of the main ulcer, time to healing, formation of new ulcers, and patient and physician functional and quality of life scores. Preliminary analysis of the study results indicates that the use of oral treprostinil did not significantly reduce net ulcer burden. Based on these results, we have no further plans to develop oral treprostinil to reduce ulcer burden in patients with systemic sclerosis.

  Beraprost-MR

        We have the exclusive right to develop and market a modified-release formulation of beraprost (beraprost-MR) in the United States, Canada, Mexico, South America, Europe, Egypt, India, South Africa and Australia for the treatment of cardiovascular indications, pursuant to our license agreement with Toray Industries, Inc. (Toray), which is described below under Strategic Licenses and Relationships—Toray Amended License Agreement.

        Beraprost-MR is a chemically stable, orally bioavailable prostacyclin analogue. Like natural prostacyclin and Remodulin, beraprost is believed to dilate blood vessels, prevent platelet aggregation and prevent proliferation of smooth muscle cells surrounding blood vessels. In October 2007, Toray announced that beraprost-MR received regulatory approval in Japan for use in the treatment of PAH.

        In November 2011, we announced that a phase II trial of beraprost-MR failed to meet its primary and secondary endpoints. We and Toray continue to assess the results of the phase II trial, and are in the process of designing new trials and dosing regimens for beraprost-MR.

  Idiopathic Pulmonary Fibrosis and Primary Graft Dysfunction—Collagen Type V

        In February 2010, Lung LLC entered into a Development Agreement with ImmuneWorks, Inc. (ImmuneWorks) to develop IW001, a purified bovine (derived from cows) Type V Collagen oral solution for the treatment of Idiopathic Pulmonary Fibrosis (IPF), a progressive lung disease characterized by abnormal and excessive deposition of fibrotic tissue in the lung, and Primary Graft Dysfunction, a type of organ rejection in patients receiving lung transplant. Human clinical testing of IW001 has commenced and a phase I clinical trial in patients with IPF is ongoing. In connection with entering into the development agreement, Lung LLC was granted an option to acquire all of the issued and outstanding capital stock of ImmuneWorks. In November 2009, the FDA granted IW001 orphan drug exclusivity.

  Cell-Based Therapy

        In June 2011, we entered into a license agreement with Pluristem Ltd. (Pluristem) to develop and commercialize a cell-based product for the treatment of pulmonary hypertension using Pluristem's proprietary cell technology. The license agreement became effective in August 2011, at which time we made a one-time, non-refundable payment of $7.0 million to Pluristem, $5.0 million of which consisted of a license fee that was charged to research and development expenses during the quarter ended September 30, 2011. We are currently conducting preclinical toxicology and pharmacology studies to support a potential investigational new drug application for the treatment of PAH.

Products to Treat Cancer

  Ch14.18 Antibody

        In July 2010, we entered into a Cooperative Research and Development Agreement (CRADA) with the National Cancer Institute (NCI) to collaborate on the late-stage development and regulatory agency submissions of Chimeric Monoclonal Antibody 14.18 (Ch14.18) for children with high-risk neuroblastoma and patients with other forms of cancers. Ch14.18 is an antibody that has shown potential in the treatment of certain types of cancer by targeting GD2, a glycolipid on the surface of tumor cells. Neuroblastoma is a rare cancer of the sympathetic nervous system mainly affecting children. It is the most common extracranial, outside the skull, solid cancer in children and the most common cancer in infants. There are fewer than 1,000 new cases of neuroblastoma diagnosed each year. Ch14.18 is a chimeric, composed of a combination of mouse and human DNA, monoclonal antibody that induces antibody-dependent cell-mediated cytotoxicity, a mechanism of cell-mediated immunity whereby the immune system actively targets a cell that has been bound by specific antibodies.

        Results from NCI's phase III study were published in September 2010. The results described that immunotherapy with Ch14.18 significantly improved patient outcome compared with standard therapy in patients with high risk neuroblastoma. Specifically, the two-year estimate for event-free survival was 66%±5% in the Ch14.18 immunotherapy group and 46%±5% in the standard therapy group (p=0.01 without adjustment for interim analyses). The Ch14.18 immunotherapy group was also significantly better than the standard therapy group in the estimated rate of overall survival (86%±4% vs.

75%±5% at two years, p=0.02 without adjustment for interim analyses). This study was coordinated by the Children's Oncology Group, a national consortium of researchers supported by the NCI.

        Under the terms of the CRADA, NCI is conducting a clinical trial in approximately 100 patients to define more clearly the safety and toxicity profile of Ch14.18 immunotherapy in children, and we are developing the commercial manufacturing capability for the antibody. As part of developing our commercial manufacturing capability, we will need to demonstrate comparability of our Ch14.18 to the NCI-produced Ch14.18, which typically includes a series of analytical and bioanalytical assays and human pharmacokinetics. The NCI studies, including a previously conducted phase III clinical trial described above and all other necessary studies supported by NCI, will be used as the basis for a biologics license application we plan to file seeking FDA approval of Ch14.18 immunotherapy for the treatment of neuroblastoma. We have received orphan drug designation for Ch14.18 from the FDA and EMA.

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

        On September 30, 2011, we were awarded a contract with an aggregate value of up to $45.0 million under a Broad Agency Announcement from the U.S. National Institute of Allergy and Infectious Diseases for studies directed at the development of a broad spectrum antiviral drug based on our glycobiology antiviral platform. Under the contract's base period of 42 months we will receive $10.6 million in funding, and there are eight milestone-based options to expand the project and funding under the contract, up to an aggregate of $45.0 million.

Pulmonary Tissue Replacement and Remodeling

        In July 2011, we acquired 100 percent of the outstanding stock of Revivicor, Inc. (Revivicor), a company focused on developing genetic biotechnology platforms to provide alternative tissue sources for treatment of human degenerative disease through tissue and organ transplantation. We acquired Revivicor to pursue early stage development of products for the treatment of end-stage lung disease. We are also engaged in preclinical development of regenerative medicine technologies for pulmonary tissue remodeling in end-stage lung disease. The acquisition date fair value of the consideration paid for Revivicor consisted of $4.2 million in cash and $3.4 million in contingent consideration. Pursuant to the terms of the acquisition, contingent consideration consists of up to $25.0 million upon the achievement of specific developmental and regulatory milestones. For further details, see Note 17—Acquisitions to our consolidated financial statements included in this Annual Report on Form 10-K.

Products to Provide Telemedicine Services for Cardiac Arrhythmias and Ischemic Heart Disease

        Until March 2011, we provided telemedicine monitoring services to detect cardiac arrhythmias and ischemic heart disease through our wholly-owned subsidiary Medicomp, Inc. (Medicomp). In February 2011, we entered into an agreement and plan of merger to sell Medicomp to a group of private investors. As Medicomp did not represent a core component of our business, its sale allowed us to devote more resources to our principal operations. In March 2011, we closed the transaction and received aggregate consideration of $14.9 million, consisting of shares of our common stock held by the investors, with an aggregate value of $2.8 million, and a $12.1 million ten-year promissory note issued by Medicomp. Immediately after closing the sale, we purchased a 19.9 percent ownership interest in Medicomp in exchange for $1.0 million in cash and an approximately $2.0 million reduction in the face value of the promissory note.

        Due to our agreement to sell Medicomp, we recognized an impairment charge of $6.2 million, representing the write-off of the carrying value of Medicomp's goodwill, in fourth quarter of 2010. We recognized a gain of $860,000 in 2011 on the sale of Medicomp. In addition, during the second quarter of 2011, we met all the criteria for reporting Medicomp as a discontinued operation. As a result, we have included the operating results of Medicomp, including the gain recognized on its disposal, within discontinued operations on our consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009. For further details, see Note 18—Sale of Medicomp, Inc. to our consolidated financial statements included in this Annual Report on Form 10-K.

Sales and Marketing

        Our marketing strategy for our commercial products is to use our sales and marketing teams to reach out to the prescriber community to: (1) increase PAH awareness; (2) increase understanding of the progressive nature of PAH; and (3) increase awareness of our commercial products and how they fit into the various stages of disease progression and treatment. The sales and marketing team consisted of approximately 116 employees as of December 31, 2011. We have divided our domestic sales force into two teams. One team sells Remodulin and Tyvaso, while the other team sells Adcirca. The efforts of our sales and marketing teams are supplemented in the United States by our specialty pharmaceutical distributors for Remodulin and Tyvaso. Our U.S. distributors are experienced in all aspects of using and administering chronic therapies, as well as patient care, the sale and distribution of these medicines and reimbursement from insurance companies and other payers. Outside of the United States, we have entered into distribution agreements for Remodulin covering many territories worldwide. We are working with our current distributors to expand Remodulin sales into other countries in which they have distribution rights.

  Domestic Distribution of Commercial Products

  Remodulin and Tyvaso

        We have entered into separate, non-exclusive distribution agreements with Accredo Health Group, Inc. (Accredo), CuraScript, Inc. (CuraScript) and CVS Caremark (Caremark), our specialty pharmaceutical distributors in the United States, to market, promote and distribute both Remodulin and Tyvaso. Our Remodulin distribution agreements with Accredo and Caremark include automatic term renewals for additional one-year periods subject to notice of termination. Our Remodulin distribution agreement with CuraScript contains automatic term renewals for additional two-year periods subject to notice of termination. We entered into our distribution agreements for Tyvaso in August 2009. Our Tyvaso distribution agreements have one-year terms and renew automatically for additional one-year periods, unless terminated earlier. We update our distribution agreements from time to time to reflect changes in the regulatory environment. Such changes have not had a significant impact on our operations or our relationships with our distributors, and tend to occur in the ordinary course of business. For specific services requested by us, we compensate our distributors on a fee-for-service basis as set forth in our distribution agreements. If any of our distribution agreements expire or terminate, we may, under certain circumstances, be required to repurchase any unsold Remodulin or Tyvaso inventory held by our distributors. None of our current agreements grants our distributors the distribution rights for oral treprostinil in the United States.

        Our specialty pharmaceutical distributors are responsible for assisting patients with obtaining reimbursement for the cost of Remodulin and Tyvaso and providing other support services. Under our distribution agreements, we sell Remodulin and Tyvaso to our distributors at a transfer price that we establish. We have also established a patient assistance program in the United States, which provides eligible uninsured or under-insured patients with Remodulin and Tyvaso at no charge for a certain period of time.

        In March and April of 2010, we increased the price on all concentrations of Remodulin sold to our U.S.-based and international distributors by 9.6 percent and 13.3 percent, respectively. In addition, we increased the price of Tyvaso by 4.9 percent in November 2010 to offset the increasing cost of manufacture and distribution. Our Remodulin and Tyvaso distribution agreements do not allow our distributors to preorder inventory prior to a price increase. The impact of these price increases was a $25.9 million increase in our revenues, of which $25.6 million related to sales of Remodulin, for the year ended December 31, 2010.

  Adcirca

        We sell Adcirca to pharmaceutical wholesalers at a discount from an average wholesale price. Under our manufacturing and supply agreement with Lilly (see Strategic Licenses and Relationships below for more details), Lilly has agreed to manufacture Adcirca and distribute it via its wholesaler network, which includes our specialty pharmaceutical distributors, in the same manner that it distributes its own pharmaceutical products. Under the terms of this agreement, we take title to Adcirca upon completion of its manufacture by Lilly. Adcirca is shipped to customers in accordance with purchase orders received by Lilly. When customers take delivery of Adcirca, Lilly sends an invoice and collects the amount due from the customer subject to customary discounts and rebates, if any. Although Lilly provides these services on our behalf, we maintain the risk of loss as it pertains to inventory and non-payment of invoices. The manufacturing and supply agreement will continue in effect until expiration or termination of the license agreement. Lilly retains authority under the license agreement for all regulatory activities with respect to Adcirca, as well as retail pricing, which is expected to be at price parity with Cialis. Lilly has generally increased the price of Adcirca twice a year.

  International Distribution of Remodulin

        We currently sell subcutaneous and intravenous Remodulin outside the United States to five distributors, each of which has exclusive distribution rights in one or more countries within Europe, Israel and the Middle East, Asia and South and Central America. We also distribute Remodulin in Canada through a specialty pharmaceutical wholesaler. In some of the European markets where we are not licensed to market Remodulin, we sell (but do not market) Remodulin under the named-patient system in which therapies are approved for individual patients by a national medical review board on a case-by-case basis. We are working on expanding our sales of subcutaneous and intravenous Remodulin into new territories outside of the United States through our existing distributors and by creating relationships with new distributors. In March 2007 and June 2010, we entered into distribution agreements with Mochida Pharmaceutical Co., Ltd. (Mochida) and Lee's Pharmaceutical (HK) Limited (Lee's Pharma) to obtain approval and exclusively distribute subcutaneous and intravenous Remodulin in Japan and China, respectively. Lee's Pharma submitted an application for approval of intravenous and subcutaneous Remodulin in China in September 2011. Mochida is conducting an open-label phase III study to support a new drug application for subcutaneous and intravenous Remodulin in

Japan, which we anticipate will be filed during late 2012 or early 2013. In addition, Grupo Ferrer Internacional, S.A. (Grupo Ferrer) has been actively working toward commencing commercial sales of subcutaneous Remodulin in Taiwan and recently launched subcutaneous and intravenous Remodulin in South Korea. In some countries, such as Japan, in order to commercialize Remodulin we are required to conduct new clinical trials, called bridging studies, to demonstrate the efficacy and safety of Remodulin in their local patient population prior to approval. Therefore it could take several years before we can commence commercial sales in new countries.

Strategic Licenses and Relationships

  Lilly Agreements Related to Adcirca

        In December 2008, we completed the transactions contemplated by several agreements we entered into in November 2008 with Lilly, including a license agreement, a manufacturing and supply agreement, and a stock purchase agreement.

  License Agreement

        Under the terms of the license agreement, which is more fully described below in Patents and Proprietary Rights—Lilly License, Lilly granted us an exclusive license for the right to develop, market, promote and commercialize Adcirca for the treatment of pulmonary hypertension in the United States and Puerto Rico. Lilly retains authority for all regulatory activities with respect to Adcirca, as well as retail pricing, which is expected to be at price parity with Cialis. If in the future Lilly seeks to grant rights to a third party to develop or commercialize Adcirca for the treatment of pulmonary hypertension in any other country (excluding Japan), the license agreement provides that we will have a right of first negotiation to acquire those rights.

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

  Manufacturing and Supply Agreement

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

        As consideration for Lilly's agreement to manufacture and supply Adcirca, we made a non-refundable payment to Lilly of $125.0 million in December 2008, which was expensed. We also agreed to purchase Adcirca at a fixed manufacturing cost. The agreement provides a mechanism, generally related to the increase in the national cost of pharmaceutical manufacturing, pursuant to which Lilly may raise the manufacturing cost of Adcirca.

  Stock Purchase Agreement

        Under the terms of the stock purchase agreement, in December 2008, we issued 6.3 million shares of our common stock to Lilly from treasury for an aggregate purchase price of $150.0 million, representing approximately 13.6% of the then-current outstanding shares of our common stock. In September 2010, Lilly filed with the SEC a Form 4 (Statement of Changes in Beneficial Ownership) disclosing that it had entered into forward contracts to sell up to an aggregate of approximately 3.1 million shares of our common stock held. According to the Schedule 13G/A filed by Lilly on February 16, 2012, Lilly currently beneficially owns approximately 3.2 million shares of our common stock.

  Toray Amended License Agreement

        In June 2000, we licensed from Toray the exclusive right to develop and market beraprost-SR, a chemically stable oral prostacyclin analogue in a sustained release formulation, for the treatment of cardiovascular indications. In March 2007, Lung LLC entered into an amended agreement with Toray to assume and amend the rights and obligations of our June 2000 agreement concerning the commercialization of beraprost-MR, a modified release formulation of beraprost. The amended agreement granted us additional exclusive rights to commercialize beraprost-MR in Europe and broadened the indication to vascular disease (excluding renal disease), among other revisions. In September 2010, we entered into a supplement to our license agreement under which we agreed on the timing of two of the milestone payments under our existing agreement. In July 2011, we amended and replaced our existing March 2007 license agreement regarding beraprost-MR. The terms of the July 2011 license agreement did not materially change from the previous license agreement and license agreement supplements except for a reduction in royalty rates. Our exclusive rights to develop beraprost-MR extend to North America, Europe, Mexico, South America, Egypt, India, South Africa and Australia.

  Significant Agreement Terms

        In March 2007, we issued 400,000 shares of our common stock to Toray in exchange for the cancellation of Toray's existing right under the June 2000 agreement to receive an option grant to purchase 1,000,000 shares of our common stock. Toray has the right to request that we repurchase the 400,000 shares of our common stock upon 30 days prior written notice at the price of $27.205 per share (share based numbers and prices are adjusted for our September 2009 two-for-one stock split), which was the average closing price of our common stock between January 11, 2007, and February 23, 2007. In accordance with the provisions of the Financial Accounting Standards Board Accounting Standards Codification (FASB ASC) 815, Derivatives Hedging, and Accounting Series Release No. 268, Presentation in Financial Statements of Redeemable Preferred Stocks, these shares of our common stock are reflected in mezzanine equity as common stock subject to repurchase valued at the repurchase price. If Toray requests that we repurchase these shares, then we will reclassify an amount equal to the repurchase price as a liability until the repurchase is completed.

        The original agreement specified that we make certain milestone payments to Toray during the development period and upon U.S. or EU regulatory approval. In 2010, we agreed on timing of the last two developmental milestone payments, in the amounts of $4.0 million and $5.0 million. In the fourth quarter of 2010, all conditions relating to these milestone payments were satisfied; accordingly, during the quarter we paid Toray $4.0 million and recognized a $5.0 million liability and associated expense relating to the second milestone payment, which was paid to Toray in July 2011. These milestone payments were expensed as research and development when incurred since beraprost-MR has not demonstrated commercial feasibility.

        In 2011, we agreed to a reduction in the royalty rates based on sales of beraprost-MR. In exchange for the reduction in royalty rates, we agreed to pay Toray $50.0 million in equal, non-refundable payments over the five-year period ending in 2015. Since these payments are non-refundable and have no contingencies attached to them, we recognized a liability of $46.3 million, which represented the present value of the related payments discounted by our estimated current cost of debt. With the establishment of the liability, we recognized a corresponding charge to research and development expenses during the quarter ended September 30, 2011. Toray has the right to terminate the license agreement in the event of a change of control of our company under certain circumstances.

  NEBU-TEC Agreement of Sale and Transfer

        In December 2008, we entered into an agreement with NEBU-TEC International Med Products Eike Kern GmbH (NEBU-TEC), to purchase its line of business relating to the manufacture of the Tyvaso Inhalation System for €5.0 million plus future milestone payments of up to €10.0 million (of which we have already paid €2.0 million). The transaction closed in September 2009 after we received FDA approval for Tyvaso. Under the terms of our agreement, we manage all aspects of the manufacturing process for the Tyvaso Inhalation System and NEBU-TEC supplies the labor to assemble the devices. NEBU-TEC also granted us an option to acquire its next generation inhalation device, the SIM-Neb.

        In December 2011, we closed on an agreement with NEBU-TEC to purchase all rights to its SIM-Neb device, which is currently under development. Under the terms of the agreement, we will assume all funding responsibilities for the development and production of the SIM-Neb and NEBU-TEC will receive milestone payments for FDA and EMA approvals and additional milestone payments based on the number of commercial patients using the SIM-Neb.

  Pluristem License Agreement

        In June 2011, we entered into a license agreement with Pluristem Ltd. (Pluristem) for exclusive worldwide rights to develop and commercialize a cell-based product for the treatment of pulmonary hypertension using Pluristem's proprietary PLX cell technology. The license agreement became effective in August 2011, at which time we made a one-time, non-refundable payment of $7.0 million to Pluristem, $5.0 million of which consisted of a license fee that was charged to research and development expenses during the quarter ended September 30, 2011. The agreement provides for additional milestone payments to Pluristem at various stages, as well as royalties on commercial sales.

  ImmuneWorks Development Agreement

        In February 2010, Lung LLC entered into a Development Agreement with ImmuneWorks, Inc. to develop IW001, a purified bovine (derived from cows) Type V Collagen oral solution for the treatment of Idiopathic Pulmonary Fibrosis (IPF), a progressive lung disease characterized by abnormal and excessive deposition of fibrotic tissue in the lung, and Primary Graft Dysfunction, a type of organ rejection in patients receiving lung transplant. Human clinical testing of IW001 has commenced and a phase I clinical trial in patients with IPF is ongoing. In connection with entering into the development agreement, Lung LLC was granted an option to acquire all of the issued and outstanding capital stock of ImmuneWorks. In November 2009, the FDA granted IW001 orphan drug exclusivity.

Patents and Proprietary Rights

        Our success depends in part on our ability to obtain and maintain patent protection for our products, preserve trade secrets, prevent third parties from infringing upon our proprietary rights and operate without infringing upon the proprietary rights of others in the United States and worldwide.

  Glaxo Assignment

        In January 1997, GlaxoSmithKline PLC (formerly Glaxo Wellcome, Inc.) (Glaxo) assigned to us all rights to the use of the stable prostacyclin analogue now known as treprostinil, the active ingredient in Remodulin, Tyvaso and our oral treprostinil tablet. The patent covering the use of treprostinil for PAH expires in the United States in October 2014 (as extended—see Patent Term Extensions below) and on various dates from May 2011 to June 2014 in three other countries. Under the agreement, Glaxo is entitled to receive royalties on sales exceeding a specified threshold for a minimum period of ten years (or until expiration of the licensed patents) following the date of the first commercial sale of any product containing treprostinil. Glaxo retains an exclusive option and right of first refusal to negotiate an agreement with us if we decide to license any commercialization rights with respect to treprostinil-based products anywhere in the world.

  Pfizer License

        In December 1996, Pharmacia & Upjohn Company (now Pfizer) exclusively licensed to us certain patents, a patent application and know-how for the composition and production of treprostinil. We filed our own patent application for a new synthesis and production method for treprostinil in October 1997 in the United States, Europe and various other countries. We believe that our method of synthesis is a substantial improvement over the Pharmacia method and we are using our unique synthesis method rather than the licensed Pharmacia method for the production of treprostinil. In the second quarter of 2012, our obligation to pay royalties under this license agreement expires. However, this will not result in any immediate impact on our aggregate royalty rate for Remodulin because the royalty offset provisions under the Glaxo assignment agreement (which does not expire until the Glaxo patent expires) will cause a corresponding increase in our royalty rate to Glaxo. Our 1997 synthesis application resulted in the grant of three patents in the United States, all of which expire in October 2017, as well as one patent in Europe and one patent in Japan, both expiring in October 2018. The application remains pending in other countries. We continue to conduct research into new methods to synthesize treprostinil and have two registered patents in the United States that expire in 2021, as well as additional United States and foreign pending patent applications relating to such methods.

  Patent Term Extension

        In February 2005, we were granted a five-year patent term extension by the United States Patent and Trademark Office for a patent covering the method of treating PAH using Remodulin and Tyvaso. U.S. Patent Number 5,153,222, entitled "Method of Treating Pulmonary Hypertension with Benzidine Prostaglandins", was originally scheduled to expire on October 6, 2009. It will now expire on October 6, 2014. The five-year Hatch-Waxman Act extension is the maximum extension allowed under 35 U.S.C. §156. Additional patents covering other products to which we have rights may also be eligible for extensions of up to five years based upon patent term restoration procedures under the Hatch-Waxman Act in the United States. Similar procedures exist in Europe and other countries for obtaining patent extensions on new products that are approved after a regulatory review period. See the section below Governmental Regulation—Hatch-Waxman Act for further details.

  Lilly License

        In November 2008, we entered into a license agreement with Lilly pursuant to which Lilly granted us the exclusive right to develop, market, promote and commercialize Adcirca for the treatment of pulmonary hypertension in the United States and Puerto Rico.

        In exchange for the license, we paid Lilly a non-refundable fee of $25.0 million in December 2008, which was expensed since Adcirca had not yet received regulatory approval for commercial sales. We also agreed to pay Lilly royalties equal to 5 percent of our net sales of Adcirca as a pass through of Lilly's third-party royalty obligations, for so long as Lilly is required to make such payments.

        Lilly retained the exclusive rights to develop, manufacture and commercialize pharmaceutical products containing tadalafil, the active pharmaceutical ingredient in Adcirca, for the treatment of pulmonary hypertension outside of the United States and Puerto Rico and for the treatment of other diseases worldwide. Lilly retained authority for all regulatory activities with respect to Adcirca, including retail pricing, which is expected to be at price parity with Cialis.

        If, in the future, Lilly seeks to grant rights to a third party to develop or commercialize Adcirca for the treatment of pulmonary hypertension in any other country (excluding Japan), the license agreement provides that we will have a right of first negotiation to acquire those rights.

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

        We have the right to terminate the license agreement upon six months written notice to Lilly. Lilly has the right to terminate in the event of a change of control of our company. Either party may terminate upon a material breach by the other party of the license agreement or the manufacturing and supply agreement, described above.

  Supernus Pharmaceutical License

        In June 2006, we entered into an exclusive license agreement with Supernus to use certain of its technologies in our sustained release oral treprostinil tablet. Under the agreement, we will pay Supernus certain amounts upon the achievement of specified milestones based on the development of oral treprostinil and its commercial launch, including a $2.0 million milestone payment upon commercial launch for the first product using their technology. In addition, the agreement provides that we will pay a royalty to Supernus based on net worldwide sales of the initial product. Any such royalty will be paid for approximately twelve years commencing with the first product sale and is subject to adjustments as specified in the agreement. Additional milestone payments and royalty payments may be due for the development and commercialization of other products developed using the technology granted under this license.

  National Cancer Institute

        In July 2010, we entered into a CRADA with NCI to collaborate on the late-stage development and regulatory agency submissions of Chimeric Monoclonal Antibody 14.18 (Ch14.18) for children with high-risk neuroblastoma and patients with other cancers. Neuroblastoma is a rare cancer of the sympathetic nervous system mainly affecting children. Under the terms of the CRADA, NCI is conducting conduct a clinical trial in approximately 100 patients to define more clearly the safety and toxicity profile of Ch14.18 immunotherapy in children and we are developing the commercial production capability for the antibody. As part of developing our commercial production capability, we will need to demonstrate comparability of our Ch14.18 to the NCI-produced Ch14.18, which typically includes a series of analytical and bioanalytical assays and human pharmacokinetics. The NCI studies, including the previously-conducted phase III study and all other studies supported by NCI will be used in support of a biologics license application we plan to file seeking FDA approval of Ch14.18 immunotherapy for the treatment of neuroblastoma.

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

Research & Development Expenditures

        We are engaged in research and development and have incurred substantial expenses for these activities. These expenses generally include the cost of acquiring or inventing new technologies and products, as well as new product development. Research and development expenses for the years ended December 31, 2011, 2010 and 2009 totaled approximately $180.0 million, $165.3 million and $120.4 million, respectively. See Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Major Research and Development Projects for additional information regarding expenditures related to major research and development projects.

Production and Supply

        We synthesize treprostinil, the active ingredient in Remodulin and Tyvaso, and treprostinil diethanolamine, the active ingredient for oral treprostinil, at our facility in Silver Spring, Maryland. In June 2009 and November 2009, we received FDA and European regulatory approval, respectively, to synthesize treprostinil at our Silver Spring facility. In March 2011 and August 2011, we received FDA approval to produce Tyvaso and Remodulin, respectively, at our Silver Spring facility. European regulatory approval to produce Remodulin at our Silver Spring facility is pending.

        Baxter Pharmaceutical Solutions, LLC (Baxter) currently produces Remodulin for commercial use for us. In April 2009, we amended our agreement with Baxter to extend its term through 2013. In addition, we agreed that Remodulin will be produced using a different set of equipment and in larger quantities than the currently approved process at Baxter. Since Baxter will produce Remodulin on different equipment and in a larger batch than the current process, we are required to have the new equipment and process approved by the FDA. We are currently conducting the validation testing for the new equipment and process. If the validation testing is successful, we anticipate filing for regulatory approval of the new equipment and process during 2012. Baxter continues to produce Remodulin for us according to the currently-approved process. In 2011, the FDA and European regulatory authorities approved Jubilant Hollister-Stier Contract Manufacturing and Services as an additional Remodulin producer, in the larger quantities described above.

        We rely on Catalent Pharma Solutions, Inc. (Catalent) to do the following: (1) conduct stability studies on Remodulin, (2) serve as an additional producer of Tyvaso and oral treprostinil tablets and (3) analyze other products we develop. We are also manufacturing oral treprostinil tablets, which are being used in our clinical trials, in our facility in Research Triangle Park, North Carolina (RTP Facility). Approval is pending for the manufacture of a commercial supply of oral treprostinil tablets at our RTP facility as part of the NDA we submitted to the FDA in December 2011.

        We intend to use our own facilities to produce our primary supply of Remodulin, Tyvaso and oral treprostinil tablets, and we will continue to contract with third parties to supplement our production capacity. Also, although we maintain a two-year inventory of Remodulin and Tyvaso based on expected demand, we believe that having third parties approved to produce these products will mitigate some of our risks, including the risk that we might not be able to produce sufficient quantities to meet patient demand. Under our manufacturing and supply agreement with Lilly, Lilly manufactures and distributes Adcirca through its wholesaler network in the same manner that it distributes its own pharmaceutical products. Under the terms of this agreement, we take title to Adcirca upon completion of its manufacture by Lilly. Adcirca is shipped to customers, generally pharmaceutical wholesalers, in accordance with purchase orders received by Lilly. Although Lilly provides these services on our behalf, we maintain the risk of loss as it pertains to inventory and non-payment of invoices.

        We manufacture the nebulizer used in our Tyvaso Inhalation System. While we manage the manufacturing process, NEBU-TEC supplies all the labor to manufacture the nebulizers. In December 2010, Minnetronix, Inc. (Minnetronix) was approved by the FDA as a second manufacturer of the Tyvaso Inhalation System.

        Although we believe that other third parties could provide similar products, services and materials, there are few companies that could replace our existing producers and suppliers. A change in supplier or manufacturer could cause a delay in the manufacture, distribution and research efforts associated with our respective products or result in increased costs. See also Item 1A—Risk Factors included in this Annual Report on Form 10-K.

Competition

        Many drug companies engage in research and development to commercialize products to treat cardiovascular and infectious diseases and cancer. For the treatment of PAH, we compete with many approved products in the United States and the rest of the world, including the following:

  •
  Flolan.  The first product approved by the FDA for treating PAH, Flolan (epoprostenol) is a prostacyclin that is delivered by intravenous infusion. Glaxo began marketing Flolan in the United States in 1996. In 2006, Myogen, Inc. (Myogen) acquired the marketing rights from Glaxo for Flolan in the United States. In November 2006, Myogen was acquired by Gilead Sciences, Inc. (Gilead). In 2009, Gilead returned the rights to Flolan to Glaxo. The generic exclusivity period for Flolan expired in April 2007;

  •
  Generic epoprostenol and Veletri.  In April 2008, Teva announced that the FDA approved its version of generic epoprostenol for the treatment of PAH. This is the first approved generic version of Flolan. In June 2008, GeneraMedix Inc. (GeneraMedix) received FDA approval for its version of epoprostenol, which is stable at room temperature. In February 2009, Actelion announced that it had entered into an agreement with GeneraMedix to acquire its epoprostenol product, marketed as Veletri, and began commercial sales in the second half of 2010;

  •
  Ventavis and Ilomedin®.  Approved in December 2004 in the United States and in September 2003 in Europe, Ventavis (iloprost) is an inhaled prostacyclin analogue. Ventavis was initially marketed by CoTherix, Inc. (CoTherix) in the United States and is marketed by Bayer Schering Pharma AG (Bayer) in Europe as Iloprost. In January 2007, CoTherix was acquired by Actelion, the manufacturer and distributor of Tracleer and distributor of Veletri. Iloprost is also marketed by Bayer in certain countries outside the United States in an intravenous form known as Ilomedin;

  •
  Tracleer.  The first oral drug to be approved for PAH, Tracleer (bosentan) is also the first drug in its class, which consists of drugs known as ETRAs. Tracleer was approved in December 2001 in the United States and in May 2002 in Europe. Tracleer is marketed worldwide by Actelion;

  •
  Revatio.  Approved in June 2005 in the United States, Revatio (sildenafil) is also an oral therapy and is marketed by Pfizer. Revatio contains sildenafil, the same active ingredient as Viagra, and is the first PDE-5 inhibitor to be approved for PAH; and

  •
  Letairis®.  Approved in June 2007 in the United States, Letairis (ambrisentan) is an oral therapy marketed by Gilead for the treatment of PAH. Like Tracleer, Letairis is an ETRA. In April 2008, Glaxo received marketing authorization from the EMA for Letairis in Europe, where it is known as Volibris®.

        There are also a variety of investigational PAH therapies in the later stages of development, including the following:

  •
  Macitentan, an oral ETRA being developed by Actelion, is currently undergoing a phase III trial;

  •
  Riociguat, an oral agent targeting a similar vasodilatory pathway as PDE-5 inhibitors, is currently undergoing a phase III trial sponsored by Bayer;

  •
  Selexipag, an oral prostacyclin receptor antagonist being developed jointly by Actelion and Nippon Shinyaku Co., Ltd. in Japan, and by Actelion outside Japan, is currently undergoing a phase III trial; and

  •
  Gleevec® (imatinib), a small molecule kinase inhibitor in oral tablet form approved for treating various cancers, is being studied in PAH. Novartis Pharmaceuticals Corporation completed a phase III trial for PAH in September 2011 and has announced it expects to file for approval in the U.S. and EU during the first quarter of 2012.

        Oral therapies (Adcirca, Revatio, Tracleer and Letairis) are commonly prescribed as first-line treatments for the least severely ill patients (NYHA Class II patients). As patients progress in their disease severity (NYHA Class III and IV), inhaled therapies (Tyvaso and Ventavis) or infusion therapies (Remodulin and Flolan) are commonly added. The use of the available oral therapies and Tyvaso, either alone or in combination, could delay the need for infusion therapy for many patients. As a result, the success of other therapies in preventing disease progression affects our commercial products. Furthermore, the commercialization of generic forms of other approved PAH therapies and the development of new PAH therapies may exert downward pressure on the pricing of our products. For further discussion on this risk, see Item 1A—Risk Factors—We may not compete successfully with established and newly developed drugs or products, or the companies that develop and market them.

        We could also face competition from generic pharmaceutical companies in the future. In February 3, 2012, we received notice of an abbreviated new drug application by Sandoz Inc. requesting FDA approval to market a generic version of the 10 mg/mL strength of Remodulin. For further details, see the section below entitled Governmental Regulation—Hatch-Waxman Act. In addition, certain Revatio patents are expected to expire in 2012, which could lead to the introduction of one or more generic PDE-5 inhibitors for the treatment of PAH.

        We compete with the developers, manufacturers and distributors of all of these products for customers, funding, access to licenses, personnel, third-party collaborators, product development and commercialization. Almost all of these companies have substantially greater financial, marketing, sales, distribution and technical resources, and more experience in research and development, product development and marketing, clinical trials and regulatory matters, than we have.

Governmental Regulation

  Pharmaceutical Product Approval Process

        The research, development, testing, manufacture, promotion, marketing, distribution, sampling, storage, approval, labeling, record keeping, post-approval monitoring and reporting, and import and export of pharmaceutical products (drugs or biological products, hereinafter collectively drugs) are extensively regulated by governmental agencies in the United States and in other countries. Failure to comply with applicable U.S. requirements, pursuant to the Federal Food, Drug, and Cosmetic Act (FDC Act), the Public Health Service Act, and other federal statutes and regulations, may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending NDAs or biologics license applications (BLAs), warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, and criminal prosecution.

        Satisfaction of FDA pre-market approval requirements typically takes many years, and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease. Drugs are subject to rigorous regulation by the FDA in the United States, the EMA in the EU and similar regulatory authorities in other countries. The steps ordinarily required before a new drug may be marketed in the United States, which are similar to steps required in most other countries, include:

  •
  preclinical laboratory tests, preclinical studies in animals, formulation studies and the submission to the FDA of an investigational new drug application (IND) for a new drug, which must become effective before clinical testing may commence;

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

        Preclinical tests include laboratory evaluation of product chemistry and formulation, as well as animal studies to explore toxicity and for proof-of-concept. The conduct of the preclinical tests must comply with federal regulations and requirements including good laboratory practices. In the United States, the results of preclinical testing are submitted to the FDA as part of an IND, along with other information including information about product chemistry, manufacturing and controls and a proposed clinical trial protocol. Long-term preclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted. A 30-day review period after the filing of each IND is generally required prior to the commencement of clinical testing in humans. Absent FDA objection within 30 days after submission, the IND becomes effective. If the FDA has not indicated that it needs more time to review the IND or that it has substantial questions within this 30-day period, the clinical trial proposed in the IND may begin. At any time during this 30-day period or at any time thereafter, the FDA may halt proposed or ongoing clinical trials until it authorizes trials under specified terms. The IND process may be extremely costly and may substantially delay development of our products. Moreover, positive results of preclinical tests will not necessarily indicate positive results in clinical trials.

        Clinical trials involve the administration of the investigational new drug or biologic to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted: (i) in compliance with federal regulations; (ii) in compliance with good clinical practices (GCP), an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators, and monitors; and (iii) under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND.

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

        Clinical trials in support of an NDA or a BLA are typically conducted in three sequential phases, but the phases may overlap. During phase I, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses, and, if possible, early evidence on effectiveness. Phase II usually involves studies in a limited patient population to: assess the efficacy of the drug in specific, targeted indications; assess tolerance and optimal dosage; and identify possible adverse effects and safety risks. If a compound is found to be potentially effective and to have an acceptable safety profile in phase II evaluations, then phase III trials, also called pivotal studies, major studies or advanced clinical trials, are undertaken to obtain additional information about clinical efficacy and safety in a larger number of patients, typically at geographically diverse clinical study sites, to permit the FDA to evaluate the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug.

        After successful completion of the required clinical testing, an NDA or a BLA is typically submitted to the FDA in the United States, and an MAA is typically submitted to the EMA in the EU. FDA approval of the NDA or BLA is required before marketing of the product may begin in the U.S. The NDA or BLA must include the results of all preclinical, clinical and other testing and a compilation of data relating to the product's pharmacology, chemistry, manufacture, and controls. The cost of preparing and submitting an NDA or BLA is substantial. Under federal law, the submission of most NDAs and BLAs is additionally subject to a substantial application fee, currently exceeding $1.5 million, and the manufacturer and/or sponsor of an approved new drug application are also subject to annual product and establishment fees, currently exceeding $86,000 per product and $497,000 per establishment. These fees are typically increased annually. However, the application fees may be waived for orphan drugs if certain requirements are met.

        The FDA has 60 days from its receipt of an NDA or a BLA to determine whether the application will be accepted for filing based on the agency's threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of new drug applications. Most such applications for non-priority drug products are reviewed within ten months, while most applications for priority review drugs are reviewed in six months. We expect the FDA to amend each of these goals to extend them by two months for applications received after September 2012. Priority review can be applied to drugs that the FDA determines offer major advances in treatment, or provide a treatment where no adequate therapy exists. For biologics, priority review is further limited to drugs intended to treat a serious or life-threatening disease. The review process may be extended by the FDA for three additional months to consider certain late-submitted information, including information intended to clarify information already provided in the submission. The FDA may also refer applications for novel pharmaceutical products or pharmaceutical products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving an NDA or a BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the drug is manufactured. The FDA will not approve the product unless compliance with current good manufacturing practices is satisfactory and the NDA or BLA contains data that provide substantial evidence that the pharmaceutical product is safe and effective for the indication studied.

        In the United States, after the FDA evaluates the NDA and the manufacturing facilities, the FDA may issue either an approval letter or a complete response letter. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those conditions have been addressed to the FDA's satisfaction in a resubmission of the NDA or BLA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included.

        An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of NDA approval, the FDA may require a risk evaluation and mitigation strategy (REMS) to help ensure that the benefits of the drug outweigh the potential risks. A REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use (ETASU). ETASU can include, but are not limited to, special training, certification, prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the drug. To continue marketing our products after approval, applicable regulations require us to maintain a positive risk-benefit profile, maintain regulatory applications through periodic reports to regulatory authorities, fulfill pharmacovigilance requirements, maintain manufacturing facilities according to the FDA's current Good Manufacturing Practices requirements, and successfully complete regulatory agency inspections, among other requirements. Our manufacturing facilities are subject to continual review and periodic inspections. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

  Orphan Drugs

        Under the Orphan Drug Act, an applicant can request the FDA to designate a product as an "orphan drug" in the United States if the drug is intended to treat an orphan, or rare, disease or condition. A disease or condition is considered orphan if it affects fewer than 200,000 people in the United States. Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The first NDA applicant to receive orphan drug designation and FDA approval for a particular active ingredient to treat a particular disease with FDA orphan drug designation is entitled to a seven-year exclusive marketing period in the U.S. for that product, for that indication. During the seven-year period, the FDA may not approve any other applications to market the same drug for the same disease, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA application user fee.

        The FDA granted orphan drug designation for the active ingredient treprostinil for the treatment of PAH as a continuous infusion. However, this designation does not preclude us from seeking orphan drug designation for other formulations or routes of administration, such as oral or inhaled, of treprostinil to treat PAH, or for treprostinil used to treat other orphan diseases. In order for the FDA to grant orphan drug designation for other formulations or routes of administration of treprostinil to treat PAH, we must demonstrate that such new formulation or route of administration is clinically superior to the formulation or route of administration previously granted orphan drug designation. The FDA has granted orphan drug designation for Tyvaso, and we have applied for orphan drug designation for oral treprostinil.

  Pediatric Information

        Under the Pediatric Research Equity Act of 2007 (PREA), NDAs, BLAs and supplements to NDAs and BLAs must contain data to assess the safety and effectiveness of the drug for the claimed indication(s) in all relevant pediatric subpopulations and to support dosing and administration for each such pediatric subpopulation for which the drug is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers. Unless otherwise required by regulation, the PREA does not apply to any drug for an indication for which orphan drug designation has been granted. The Best Pharmaceuticals For Children Act (BPCA) provides NDA holders a six-month extension of any exclusivity, patent or non-patent, for a drug if certain conditions are met. Conditions for exclusivity include the FDA's determination that information relating to the use of a new drug in the pediatric population may produce health benefits in that population, the FDA making a written request for pediatric studies, and the applicant agreeing to perform, and reporting on, the requested studies within the statutory timeframe. Applications under the BPCA are treated as priority applications, with all of the benefits that designation confers.

  Hatch-Waxman Act

        The Hatch-Waxman Act (also known as the Drug Price Competition and Patent Term Restoration Act) was enacted in 1984 to encourage research and development of new drugs and competition between brand and generic pharmaceutical companies. It created a faster approval process for generic drugs, called the abbreviated new drug application (ANDA), while it provided protection to brand pharmaceuticals by extending their patent protection to compensate for patent time lost during the FDA review and approval process and periods of market exclusivity to encourage continuing research on, for example, new uses, strengths or dosage forms for existing drugs. In seeking approval of a drug through an NDA, applicants are required to submit to the FDA each patent that covers the applicant's product or FDA approved method of using this product. Upon approval of a drug, each of the patents listed in the application is then published in the FDA's Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential competitors in support of approval of an ANDA. Generally, an ANDA provides for marketing of a drug product that has the same active ingredients in the same strength(s), route of administration, and dosage form as the listed drug and has been shown through bioequivalence testing to be therapeutically equivalent to the listed drug. ANDA applicants are not required to conduct or submit results of pre-clinical or clinical tests to prove the safety or effectiveness of their drug product, other than the requirement for bioequivalence testing. Drugs approved in this way are commonly referred to as "generic equivalents" to the listed drug, and can often be substituted by pharmacists under prescriptions written for the original listed drug.

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

        The ANDA application also will not be approved until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the referenced product has expired. Federal law provides a period of five years following approval of a drug containing no previously approved active moiety, during which ANDAs for generic versions of those drugs cannot be submitted unless the submission contains a Paragraph IV challenge to a listed patent, in which case the submission may be made four years following the original product approval. Following approval of a listed drug that contains previously approved active ingredients but is approved in a new dosage form, route of administration or combination, or for a new condition of use that was required to be supported by new clinical trials conducted by or for the sponsor, federal law provides for an exclusivity period of three years, during which the FDA cannot grant effective approval of an ANDA for such new condition of use, dosage form or strength that meets certain statutory requirements. Both of the five-year and three-year exclusivity periods, as well as any unexpired patents listed in the Orange Book for the listed drug, can be extended by six months if the FDA grants the NDA sponsor a period of pediatric exclusivity based on studies submitted by the sponsor in response to a written request.

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

        On February 3, 2012, we received a Paragraph IV Certification Notice Letter from Sandoz Inc. (Sandoz) advising us that Sandoz has submitted an ANDA to the FDA requesting approval to market a generic version of the 10 mg/mL strength of Remodulin. In the Notice Letter, Sandoz states that it intends to market a generic version of Remodulin before the expiration of U.S. Patent No. 5,153,222, which expires in October 2014; U.S. Patent No. 6,765,117, which expires in October 2017; and U.S. Patent No. 7,999,007, which expires in March 2029. Sandoz's Notice Letter states that the ANDA contains a Paragraph IV Certification alleging that these patents are not valid, not enforceable and/or will not be infringed by the commercial manufacture, use or sale of the proposed product described in Sandoz's ANDA submission.

        We intend to vigorously enforce our intellectual property rights relating to Remodulin, including the three patents noted above which are listed in the FDA's Approved Drug Products List (the Orange Book). We are currently reviewing the Notice Letter, which was directed to all three Orange Book-listed patents. We have 45 days from receipt of the Notice Letter to commence a patent infringement lawsuit against Sandoz. Such a lawsuit would automatically preclude the FDA from approving Sandoz's ANDA for up to 30 months or until the issuance of a district court decision that is adverse to us, whichever occurs first.

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

        Adverse event reporting and submission of periodic reports continue to be required following FDA approval of an NDA or a BLA. The FDA also may require post-marketing testing, known as phase IV testing, risk minimization action plans, and surveillance to monitor the effects of an approved product or place conditions on an approval that could restrict the distribution or use of the product. In addition, quality control as well as drug manufacture, packaging, and labeling procedures must continue to conform to current good manufacturing practices (cGMPs) after approval. Manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA during which the agency inspects manufacturing facilities to assess compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money and effort in the areas of production and quality control to maintain compliance with cGMPs. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards or if previously unrecognized problems are subsequently discovered.

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

        In the EU, marketing authorizations may be submitted through a centralized body or through a decentralized/mutual recognition or a national level process. The centralized procedure is mandatory for the approval of biotechnology products, high technology products and orphan products and may be available at the applicant's option for other products. The centralized procedure provides for the grant of a single marketing authorization that is valid in all EU member countries. The decentralized/mutual recognition procedure is available for all medicinal products that are not subject to the centralized procedure. The decentralized/mutual recognition procedure provides for mutual recognition of national approval decisions, changes existing procedures for national approvals and establishes procedures for coordinated EU actions on products, suspensions and withdrawals. Under this procedure, the holder of a national marketing authorization for which mutual recognition is sought may submit an application to one or more EU member countries, certify that the dossier is identical to that on which the first approval was based, or explain any differences and certify that identical dossiers are being submitted to all EU member countries for which recognition is sought. Within 90 days of receiving the application and assessment report, each EU member country is required to decide whether to recognize approval. The procedure encourages member states to work with applicants and other regulatory authorities to resolve disputes concerning mutual recognition. Lack of objection of a given country within 90 days automatically results in approval in that country. Following receipt of marketing authorization in an EU member country, the applicant is then usually (depending on the country) required to engage in pricing discussions and negotiations with a separate prescription pricing authority in that country. Commercial sales typically only commence in a country once pricing approval has been obtained.

        To secure European regulatory approvals for subcutaneous Remodulin for PAH, we used the mutual recognition process. Under the rules then applicable, centralized filing was not required and we perceived the decentralized/mutual recognition procedure to be the most effective means for approval. We filed our first MAA in France in February 2001. Review of our application was completed in 2005. As a result, Remodulin was approved in 23 member countries of the EEA under the mutual recognition process described above. We withdrew applications in Spain, the United Kingdom and Ireland and are currently evaluating resubmitting applications in Spain and Ireland. In December 2011, we received approval for intravenous Remodulin in all of the 23 member nations where subcutaneous Remodulin is approved.

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

  Biologics

        Biological products used for the prevention, treatment, or cure of a disease, or condition, of a human being are subject to regulation under the FDC Act, except the section of the FDC Act which governs NDA applications. Instead, biological products are approved for marketing under provisions of the Public Health Service Act (PHSA) via a BLA. However, the application process and requirements for approval of BLAs are very similar to those for NDAs. To help reduce the increased risk of the introduction of adventitious agents, the PHSA emphasizes the importance of manufacturing control for products whose attributes cannot be precisely defined. The PHSA also provides authority to the FDA to immediately suspend licenses in situations where there exists a danger to public health, to prepare or procure products in the event of shortages and critical public health needs, and to authorize the creation and enforcement of regulations to prevent the introduction, or spread, of communicable diseases in the United States and between states.

        After a BLA is approved, the product may also be subject to official lot release. As part of the manufacturing process, the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official lot release by the FDA, the manufacturer submits samples of each lot of product to the FDA together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer's tests performed on the lot. The FDA may also perform certain confirmatory tests on lots of some products, such as viral vaccines, before releasing the lots for distribution by the manufacturer. In addition, the FDA conducts laboratory research related to the regulatory standards on the safety, purity, potency, and effectiveness of biological products. As with drugs, after approval of biologics, manufacturers must address any safety issues that arise, are subject to recalls or a halt in manufacturing, and are subject to periodic inspection after approval.

        The PPACA included a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCI Act, which created an abbreviated approval pathway for biological products shown to be similar to, or interchangeable with, an FDA-licensed reference biological product. This is conceptually similar to the Hatch-Waxman Act in that it attempts to minimize duplicative testing. Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, can be shown through analytical studies, animal studies, and a clinical study. Interchangeability requires that a product must demonstrate that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. However, complexities associated with the larger, and often more complex, structures of biological products, as well as the processes by which such products are manufactured, pose significant hurdles to implementation which are still being addressed by the FDA.

        A reference biologic is granted twelve years of exclusivity from the time of first licensure of the reference product. The first biologic product submitted under the abbreviated approval pathway that is determined to be interchangeable with the reference product has exclusivity against other biologics submitted under the abbreviated approval pathway for the lesser of (i) one year after first commercial marketing; (ii) eighteen months after the initial application if there is no legal challenge; (iii) eighteen months after the resolution in the applicant's favor of a lawsuit challenging the biologics' patents if an application has been submitted; or (iv) 42 months after the application has been approved if a lawsuit is ongoing within the 42-month period.

        Because biologically sourced raw materials are subject to unique contamination risks, their use may be restricted in some countries.

  Cell and Tissue Based Biologics

        Manufacturers of cell and tissue based products must comply with the FDA's current good tissue practices (cGTP), which are FDA regulations that govern the methods used in, and the facilities and controls used for, the manufacture of such products. The primary intent of the cGTP requirements is to ensure that cell and tissue based products are manufactured in a manner designed to prevent the introduction, transmission and spread of communicable diseases.

  U.S. Regulation of Medical Devices

        New medical devices are also subject to FDA approval and extensive regulation under the FDCA. Under the FDCA, medical devices are classified into one of three classes: Class I, Class II, or Class III. The classification of a device into one of these three classes generally depends on the degree of risk associated with the medical device and the extent of control needed to ensure safety and effectiveness.

        Class I devices are those for which safety and effectiveness can be assured by adherence to a set of general controls. These general controls include compliance with the applicable portions of the FDA's Quality System Regulation (QSR), which sets forth good manufacturing practice requirements; facility registration and product reporting of adverse medical events listing; truthful and non-misleading labeling; and promotion of the device only for its cleared or approved intended uses. Class II devices are also subject to these general controls, and to any other special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. Review and clearance by the FDA for these devices is typically accomplished through the so-called 510(k) pre-market notification procedure. A Class III device requires approval of a premarket application (PMA), an expensive, lengthy and uncertain process requiring many years to complete.

        When 510(k) clearance is sought, a sponsor must submit a pre-market notification demonstrating that the proposed device is substantially equivalent to a previously approved device. If the FDA agrees that the proposed device is substantially equivalent to the predicate device, then 510(k) clearance to market will be granted. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could require pre-market approval.

        Clinical trials are almost always required to support a PMA and are sometimes required for a 510(k) pre-market notification. These trials generally require submission of an application for an investigational device exemption, or IDE. An IDE must be supported by pre-clinical data, such as animal and laboratory testing results, which show that the device is safe to test in humans and that the study protocols are scientifically sound. The IDE must be approved in advance by the FDA for a specified number of patients, unless the product is deemed a non-significant risk device and is eligible for more abbreviated investigational device exemption requirements.

        Both before and after a medical device is commercially distributed, manufacturers and marketers of the device have ongoing responsibilities under FDA regulations. The FDA reviews design and manufacturing practices, labeling and record keeping, and manufacturers' required reports of adverse experiences and other information to identify potential problems with marketed medical devices. Device manufacturers are subject to periodic and unannounced inspection by the FDA for compliance with the QSR, current good manufacturing practice requirements that govern the methods used in, and the facilities and controls used for, the design, manufacture, packaging, servicing, labeling, storage, installation, and distribution of all finished medical devices intended for human use.

        If the FDA finds that a manufacturer has failed to comply or that a medical device is ineffective or poses an unreasonable health risk, it can institute or seek a wide variety of enforcement actions and remedies, ranging from a public warning letter to more severe actions such as:

  •
  fines, injunctions, and civil penalties;

  •
  recall or seizure of products;

  •
  operating restrictions, partial suspension or total shutdown of production;

  •
  refusing requests for 510(k) clearance or PMA approval of new products;

  •
  withdrawing 510(k) clearance or PMA approvals already granted; and

  •
  criminal prosecution.

        The FDA also has the authority to require repair, replacement or refund of the cost of any medical device.

        The FDA also administers certain controls over the export of medical devices from the United States, as international sales of medical devices that have not received FDA approval are subject to FDA export requirements. Additionally, each foreign country subjects such medical devices to its own regulatory requirements. In the EU, a single regulatory approval process has been created, and approval is represented by the CE Mark.

        The nebulizer used with our Tyvaso Inhalation System was included in our NDA for Tyvaso, and was cleared by the FDA as a Class II medical device subject to compliance with the QSR.

  Government Reimbursement of Pharmaceutical Products

        In the United States, many independent third-party payers, as well as the Medicare and State Medicaid programs, reimburse buyers of our commercial products. Medicare is the federal program that provides health care benefits to senior citizens and certain disabled and chronically ill persons. Medicaid is the federal program administered by the states to provide health care benefits to certain indigent persons. The Medicare contractors who administer the program provide reimbursement for Remodulin at a rate equal to 95% of the published average wholesale price as of October 1, 2003 (the Medicare Part B payment formula, under the Durable Medical Equipment Regional Carrier Guidelines, for drugs infused through durable medical equipment) and for Tyvaso at a rate of 106% of the average sales price (the Medicare Part B payment formula for drugs inhaled through durable medical equipment and also under the Durable Medical Equipment Regional Carrier Guidelines). Adcirca, an oral drug, is reimbursed under the Medicare Part D program. The State Medicaid programs also generally provide reimbursement for our commercial products, at reimbursement rates that are below the published average wholesale price and that vary from state to state. In return for including our pharmaceutical commercial products in the Medicare Part B and Medicaid programs, we have agreed to pay a rebate to State Medicaid agencies that provide reimbursement for those products. We have also agreed to sell our commercial products under contracts with the Department of Veterans Affairs, Department of Defense, Public Health Service and numerous other federal agencies as well as certain hospitals that are designated as 340B covered entities (entities designated by federal programs to receive drugs at discounted prices) at prices that are significantly below the price we charge to our specialty pharmaceutical distributors. These programs and contracts are highly regulated and impose restrictions on our business. Failure to comply with these regulations and restrictions could result in a loss of our ability to continue receiving reimbursement for our drugs. We estimate that between 35-50% of Remodulin, Tyvaso and Adcirca sales in the United States are reimbursed under the Medicare and Medicaid programs.

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

        Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to have a false claim paid. Many pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly inflating drug prices they report to pricing services, which in turn were used by the government to set Medicare and Medicaid reimbursement rates, and for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. In addition, certain marketing practices, including off-label promotion, may also violate false claims laws. The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer's products from reimbursement under government programs, criminal fines, and imprisonment.

        As part of the sales and marketing process, pharmaceutical companies frequently provide samples of approved drugs to physicians. The Prescription Drug Marketing Act (PDMA) imposes requirements and limitations upon the provision of drug samples to physicians, and prohibits states from licensing distributors of prescription drugs unless the state licensing program meets certain federal guidelines that include minimum standards for storage, handling and record keeping. In addition, the PDMA sets forth civil and criminal penalties for violations.

  Patient Protection and Affordable Care Act of 2010

        The Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (PPACA) is intended to expand healthcare coverage within the U.S.

        Several provisions of the new law, which have varying effective dates, may affect us and will likely increase certain of our costs. For example, an increase in the minimum Medicaid rebate rate from 15.1 percent to 23.1 percent of average manufacturer price became effective as of January 1, 2010, and the volume of rebated drugs has been expanded to include beneficiaries in Medicaid managed care organizations, effective as of March 23, 2010. The PPACA also imposes an annual fee on pharmaceutical manufacturers, based on the manufacturer's sale of branded pharmaceuticals and biologics (excluding orphan drugs) to certain U.S. government programs during the preceding year; expands the 340B drug discount program (excluding orphan drugs) including the creation of new penalties for non-compliance; and includes a 50% discount on brand name drugs for Medicare Part D participants in the coverage gap, or "donut hole". The law also revised the definition of "average manufacturer price" for reporting purposes effective October 1, 2010, which could increase the amount of the Medicaid drug rebates paid to states.

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

        In addition, the PPACA imposes new reporting requirements for pharmaceutical and device manufacturers with regard to payments or other transfers of value made to physicians and teaching hospitals, with the first report due on March 31, 2013. In addition, pharmaceutical and device manufacturers will be required to report investment interests held by physicians and their immediate family members during the preceding calendar year. Such information is to be made publicly available by the Secretary of Health and Human Services in a searchable format beginning September 30, 2013. Failure to submit required information may result in civil monetary penalties of up to $150,000 per year (and up to $1 million per year for "knowing failures") for all payments, transfers of value or ownership or investment interests not reported in an annual submission. Further, the PPACA amends the intent requirement of the federal anti-kickback and criminal health care fraud statute. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the false claims laws.

  State Pharmaceutical and Medical Device Marketing Laws

        If not preempted by the PPACA, several jurisdictions, including the District of Columbia, Maine, Massachusetts, Minnesota, Vermont and West Virginia, require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products and to report gifts and payments to healthcare practitioners in those jurisdictions. Some of these jurisdictions also prohibit various marketing related activities. Still other states require the posting of information relating to clinical studies and their outcomes. In addition, certain states, such as California, Connecticut, Nevada, and Massachusetts, require pharmaceutical companies to implement compliance programs or marketing codes and several other states are considering similar proposals. Compliance with these laws is difficult and time consuming, and companies that do not comply with these state laws face civil penalties.

Employees

        We had 543 employees as of February 5, 2012. We believe our employee relations are excellent.

Industry Segments and Geographic Areas

        Prior to the sale of Medicomp in March 2011, we operated in two business segments: pharmaceuticals and telemedicine. Our core business is pharmaceuticals in which we closely monitor the revenues and gross margins generated by our commercial products. We sell our products in the United States and throughout the rest of the world. The information required by Item 101(b) and 101(d) of Regulation S-K relating to financial information about industry segments and geographical areas, respectively, is contained in Note 19—Segment Information to our consolidated financial statements included in this Annual Report on Form 10-K.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

        The following is a list, as of February 28, 2012, setting forth certain information regarding our executive officers. Each executive officer holds office until the first meeting of the Board of Directors after the annual meeting of shareholders, and until his or her successor is elected and qualified or until his or her earlier resignation or removal. Each executive officer's employment will end pursuant to the terms of his or her employment contract. Each of the employment contracts generally provides for an initial term of service of five years, which five-year term may be renewed after each year for additional one-year periods.

Name	Age	Position
Martine A. Rothblatt, Ph.D., J.D., M.B.A.	57	Chairman, Chief Executive Officer and Director
Roger Jeffs, Ph.D.	50	President, Chief Operating Officer and Director
John M. Ferrari	57	Chief Financial Officer and Treasurer
Paul A. Mahon, J.D.	48	Executive Vice President, General Counsel and Corporate Secretary

        Martine A. Rothblatt, Ph.D., J.D., M.B.A., founded United Therapeutics in 1996 and has served as Chairman and Chief Executive Officer since its inception. Prior to United Therapeutics, she founded and served as Chairman and Chief Executive Officer of Sirius Satellite Radio. She also represented the radio astronomy interests of the National Academy of Sciences' Committee on Radio Frequencies before the Federal Communications Commission and led the International Bar Association's efforts to present the United Nations with a draft Human Genome Treaty. Her book, YOUR LIFE OR MINE: HOW GEOETHICS CAN RESOLVE THE CONFLICT BETWEEN PUBLIC AND PRIVATE INTERESTS IN XENOTRANSPLANTATION, was published by Ashgate in 2004. She is a co-inventor on three of our patents pertaining to treprostinil.

        Roger Jeffs, Ph.D., received his undergraduate degree in chemistry from Duke University and his Ph.D. in pharmacology from the University of North Carolina. Dr. Jeffs joined United Therapeutics in September 1998 as Director of Research, Development and Medical. He was promoted to Vice President of Research, Development and Medical in 2000 and to President and Chief Operating Officer in 2001. From 1993 to 1995, Dr. Jeffs worked at Burroughs Wellcome & Company where he was a member of the clinical research team that developed Flolan, the first FDA-approved therapy for patients with pulmonary arterial hypertension. From 1995 to 1998, Dr. Jeffs worked at Amgen, Inc. where he served as the worldwide clinical leader of the Infectious Disease Program. Dr. Jeffs currently leads our global clinical, commercial, manufacturing and business development efforts.

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

  •
  Expectations of revenues, profitability and cash flows;

  •
  The sufficiency of current and future working capital for planned and unplanned needs;

  •
  Our ability to obtain future financing;

  •
  The value of our common stock and our ability to complete future common stock repurchases;

  •
  The maintenance of domestic and international regulatory approvals;

  •
  The timing and outcome of clinical studies, including our future anticipated studies of oral treprostinil and Tyvaso, and regulatory filings;

  •
  The expected volume and timing of sales of Remodulin® (treprostinil) Injection (Remodulin), Adcirca® (tadalafil) tablets (Adcirca) and Tyvaso® (treprostinil) Inhalation Solution (Tyvaso);

  •
  The expected likelihood and timing of regulatory submissions and approvals for drug candidates under development and the timing of related sales, including the expected United States Food and Drug Administration (FDA) review period for our new drug application (NDA) for oral treprostinil and the approvability of our NDA, our anticipated application for approval of Remodulin in Japan, our pending application for approval of Remodulin in China, and our expected filing of a biologics license application with the FDA for Ch14.18;

  •
  The outcome of potential future regulatory actions, including audits and inspections, from the FDA and international regulatory agencies;

  •
  The impact of competing therapies, including generic products and newly-developed therapies, on sales of our commercial products;

  •
  The expectation that we will be able to produce sufficient quantities and maintain adequate inventories of our commercial products, through both our in-house production capabilities and third-party production sites and our ability to obtain and maintain related approvals by the FDA and other regulatory agencies;

  •
  The adequacy of our intellectual property protections and the expiration dates of our patents and licensed patents and products;

  •
  Our expectations regarding our ability to defend our intellectual property relating to Remodulin against generic challenges, including the recent abbreviated new drug application filed by Sandoz Inc. (Sandoz);

  •
  The potential impact of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 on our business;

  •
  The potential impact of the pending business combination between Express Scripts, Inc. (the parent company of CuraScript, Inc.) and Medco Health Solutions, Inc. (the parent company of Accredo Therapeutics, Inc.) on our business;

  •
  Any statements that include the words "believe," "seek," "expect," "anticipate," "forecast," "project," "intend," "estimate," "should," "could," "may," "will," "plan," or similar expressions; and

  •
  Other statements contained or incorporated by reference in this Annual Report on Form 10-K that are not historical facts.

        The statements identified as forward-looking statements may appear in Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations or elsewhere in this Annual Report on Form 10-K. These statements are subject to risks and uncertainties and our actual results may differ materially from anticipated results. Factors that may cause such differences include, but are not limited to, those discussed below. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise.

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

        To obtain regulatory approvals from the FDA and international regulatory agencies such as the European Medicines Agency (EMA), we must conduct clinical trials demonstrating that our products are safe and effective. In the past, several of our product candidates failed or were discontinued at various stages in the development process. In addition, we may need to amend ongoing trials or the FDA and/or international regulatory agencies may require us to perform additional trials beyond those we planned. Such occurrences could result in significant delays and additional costs, and related clinical trials may be unsuccessful. In addition, approval of an NDA may be subject to delays if the FDA determines that it cannot review or approve the NDA as submitted. In such case, the FDA would issue a refuse-to-file letter or a complete response letter outlining the deficiencies in the submission, and the FDA may require substantial additional studies, testing or information in order to complete its review of the application. We may fail to address any such deficiencies adequately, in which case we would be unable to obtain FDA approval to market the product candidate.

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

  •
  Our clinical trial sites, contracted clinical trial administrators or clinical studies conducted entirely by third parties do not adhere to trial protocols and required quality controls under good clinical practice (GCP) under FDA regulations and similar regulations outside the United States;

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

  •
  The results of preclinical testing raise concerns regarding product safety or efficacy; and

  •
  The results of our clinical trials conducted in countries outside of the United States are not acceptable to the United States or other countries, and the results of our clinical trials conducted in the United States are not acceptable to regulators in other countries.

        In addition, the FDA and its international equivalents have substantial discretion over the approval process for pharmaceutical products. As such, these regulatory agencies may not agree that we have demonstrated the requisite level of product safety and efficacy to grant approval.

Our future growth depends, in part, on our plans to commercialize and further develop oral treprostinil. If the FDA delays or denies approval of our NDA for oral treprostinil, and/or we are unsuccessful in further clinical studies of oral treprostinil, our business, financial condition and results of operations could be materially adversely affected.

        In November 2008, we reported that our FREEDOM-C phase III clinical trial of oral treprostinil in patients with pulmonary arterial hypertension (PAH) did not achieve statistical significance for its primary endpoint (p=0.072). These results prompted us to amend the protocol for our FREEDOM-M phase III clinical trial of oral treprostinil and initiate an additional phase III clinical trial of oral treprostinil, FREEDOM-C2. In June 2011, we announced the completion of the FREEDOM-M trial, which achieved statistical significance for its primary endpoint (p=0.0125). However, our FREEDOM-C2 trial did not achieve statistical significance for its primary endpoint (p=0.089), as we announced in August 2011. Although we have filed an NDA for oral treprostinil and believe the NDA should be approvable on the basis of the FREEDOM-M results alone in accordance with published FDA guidance we believe to be applicable, we may face delays in obtaining FDA approval of our NDA for oral treprostinil, or we may not be able to obtain FDA approval at all, for the reasons described above under "If our products fail in clinical trials, we will be unable to obtain or maintain FDA and international regulatory approvals and will be unable to sell those products", among others. Furthermore, even if the FDA approves our NDA, the FREEDOM-M results may support only a monotherapy label indication, and not an indicated use in conjunction with a PAH background therapy, which would impose limits on the permitted marketing of oral treprostinil. In addition, if oral treprostinil is approved by the FDA, the results of both the FREEDOM-C and FREEDOM-C2 would likely be listed in the oral treprostinil labeling and may negatively impact the timing and magnitude of oral treprostinil's commercial opportunity by impacting patient demand, physician prescribing patterns or reimbursement rates.

        We are currently planning additional trials intended to demonstrate oral treprostinil's efficacy in combination with other therapies. If we are unsuccessful in these efforts, this may further dampen our prospects for revenue growth from oral treprostinil.

We may not compete successfully with established and newly developed drugs or products, or the companies that develop and market them.

        We compete with well-established drug companies for, among other things, funding, licenses, expertise, personnel, clinical trial patients and investigators, consultants and third-party collaborators. We also compete with these companies for market share. Most of these competitors have substantially greater financial, marketing, manufacturing, sales, distribution and technical resources than we do. These competitors also have more experience in areas such as research and development, clinical trials, sales and marketing and regulatory matters than we do. There are several treatments that compete with our commercial therapies, as well as several other therapies under development, including various late-stage investigational products that have recently completed or are undergoing phase III pivotal trials. For the treatment of PAH, we compete with a number of approved products in the United States and worldwide, including the following: Flolan®, Ventavis®, Ilomedin®, Tracleer®, Revatio®, Letairis®, Veletri® and generic epoprostenol. Patients and doctors may perceive these competing products, or products developed in the future, as safer, more effective, more convenient and/or less expensive than our therapies.

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

        Actelion Ltd, Gilead Sciences, Inc. and Pfizer Inc. presently control the majority of the approved therapies for PAH in the United States. Each of these companies has achieved considerable market penetration through the sales and marketing of their respective therapies and through market dominance in this therapeutic area. Furthermore, the future commercialization and introduction of new PAH therapies into the market could exert downward pressure on the pricing of our products and reduce our market share.

We have had periods in which we incurred losses and may not maintain profitability.

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

        Other companies may discover or introduce new products that render all or some of our technologies and products obsolete or noncompetitive. Our commercial therapies may have to compete with numerous investigational products currently in development, including several investigational PAH therapies for which phase III pivotal trials are underway or have been recently completed. In addition, alternative approaches to treating chronic diseases, such as gene therapy or cell therapy, may make our products obsolete or noncompetitive. If introduced into the market, investigational therapies for PAH could be used in combination with, or as a substitute for, our therapies. If this occurs, doctors may reduce or discontinue the use of our products for their patients.

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

        In the United States, there is an increased focus from the federal government and others on analyzing the impact of various regulatory programs on the federal deficit, which could result in increased pressure on federal programs to reduce costs. For example, on August 2011, President Obama signed a bill that raises the U.S. federal debt ceiling and mandates significant additional deficit reduction over the next decade. While many proposals have been put forth, specific reductions in federal spending have not yet been determined. In addition, financial pressures may cause government or other third-party payers to more aggressively seek cost containment through mandatory discounts or rebates on our products, policies requiring the automatic substitution of generic products, higher hurdles for initial reimbursement approvals for new products or other similar measures. For example, there have been recent proposals to reduce reimbursement rates and/or adopt mandatory rebates under Medicare Part B, which covers Remodulin and Tyvaso.

        A reduction in the availability or extent of reimbursement from government healthcare programs could have a material adverse effect on the sales of our products, our business and results of operations.

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

Our production strategy exposes us to significant risks.

        We must be able to produce sufficient quantities of our commercial products to satisfy demand. The process of producing our products is difficult and complex, and currently involves a number of third parties. We synthesize treprostinil, the active ingredient in Remodulin, Tyvaso and treprostinil diethanolamine, the active ingredient in our oral treprostinil tablet, in our Silver Spring, Maryland facility using raw materials and advanced intermediate compounds supplied by vendors. Although we have received FDA approval to produce Remodulin and Tyvaso at our own facilities, we continue to outsource some of the production of Remodulin to Baxter Pharmaceutical Solutions, LLC (Baxter) and Jubilant Hollister-Stier Contract Manufacturing and Services (Jubilant Hollister-Stier), and some of the production of Tyvaso to Catalent Pharma Solutions, Inc. We manufacture the Tyvaso Inhalation System nebulizer at our facility in Germany, where NEBU-TEC International Med Products Eike Kern GmbH (NEBU-TEC) supplies personnel. We also manufacture the Tyvaso Inhalation System nebulizer through a third-party, Minnetronix, Inc.

        We produce oral treprostinil diethanolamine tablets for use in our clinical trials, but neither we nor our third-party vendors would be able to produce oral treprostinil diethanolamine tablets for commercial use in the U.S. or internationally without FDA approval or the corresponding international approvals of the facility.

        As long as we utilize third-party vendors for significant portions of our production process, we will remain exposed to the risks described below under "We rely in part on third parties to perform activities that are critical to our business. Our ability to generate commercial sales or conduct clinical trials could suffer if our third-party suppliers and service providers fail to perform." In addition, while we are in the process of internalizing additional processes to increase our control of production, this approach will also subject us to risks as we engage in increasingly complex production processes. For example, Remodulin and Tyvaso must be produced in a sterile environment and we have limited experience with sterile manufacturing on a commercial scale. Some of the products we are developing will involve even more complicated manufacturing processes than our current products. For example, we are developing Ch14.18 MAb, a monoclonal antibody. As with all biologic products, monoclonal antibodies are inherently more difficult to manufacture than our current products and involve increased risk of viral and other contaminations.

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

        Additional risks presented by our production strategy include:

  •
  We and our third-party producers are subject to the FDA's current Good Manufacturing Practices in the United States and similar regulatory standards internationally. While we have significant control over regulatory compliance with respect to our internal production processes, we do not exercise the same level of control over regulatory compliance by our third-party producers;

  •
  As we expand our production operations to include new elements of the production process or new products, we may experience difficulty designing and implementing processes and procedures to ensure compliance with applicable regulations;

  •
  Even if we and our third-party producers comply with domestic and international drug production regulations, the sterility and quality of the products being produced could be substandard and, therefore, such products would be unavailable for sale or use;

  •
  If we have to replace a third-party producer or our own production operations with another producer, the FDA and its international counterparts would require new testing and compliance inspections. Furthermore, a new producer would have to be familiarized with the processes necessary to produce and commercially validate our products, as producing our treprostinil-based products is complex. Any new third-party producers and any new production process at our own facilities would need to be approved by the FDA and its international counterparts before being used to produce commercial supply of our products;

  •
  We may be unable to contract with needed producers on satisfactory terms or at all; and

  •
  The supply of materials and components necessary to produce and package our products may become scarce or interrupted. Disruptions to the supply of these materials could delay the production, shipping and subsequent sale of such products. Any products produced with substituted materials or components would be subject to approval from the FDA and international regulatory agencies before they could be sold. The timing of any such regulatory approval is difficult to predict.

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

        We synthesize treprostinil using raw materials and advanced intermediate compounds supplied by vendors. The inability of our vendors to supply these raw materials and advanced intermediate compounds in the quantities we require could delay the production of treprostinil for commercial use and for use in our clinical trials.

        We rely on Baxter and Jubilant Hollister-Stier to produce Remodulin for us. We extended our contract with Baxter through 2013 and as part of that contract amendment, we agreed that Baxter will manufacture Remodulin in greater quantities using larger production equipment than under its current manufacturing process. This new manufacturing process and related equipment will require FDA and international approvals. We also have received FDA approval to produce Remodulin using our Silver Spring, Maryland facility, and are awaiting international approvals; however, we remain reliant on third parties such as Baxter and Jubilant Hollister-Stier for additional capacity, manufacturing for international sales and as backup manufacturers.

        We have received FDA approval to produce Tyvaso in our Silver Spring, Maryland facility; however, we remain reliant on Catalent for additional production capacity and as a backup manufacturer. We also rely substantially on third parties, currently Minnetronix, Inc. and NEBU-TEC, to produce the Tyvaso Inhalation System nebulizer.

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

        Finally, the combined company's pharmacy benefit management business will also have increased leverage in negotiating the terms of rebates and discounts on behalf of third-party payers, which could impact reimbursement levels for our products.

        We rely on Eli Lilly and Company (Lilly) to manufacture and supply Adcirca for us, and we use Lilly's pharmaceutical wholesaler network to distribute Adcirca in the United States and Puerto Rico. If Lilly is unable to manufacture or supply Adcirca or its distribution network is disrupted, it could delay, disrupt or prevent us from selling Adcirca, which could slow the growth of our business. In addition, Lilly has the right to determine the price of Adcirca, which generally moves in parity with its price for Cialis® (which has the same active ingredient). Since FDA approval of Adcirca, Lilly has announced a price increase on both Cialis and Adcirca twice each year. Changes in Lilly's prices could adversely impact demand or reimbursement for Adcirca, particularly if a generic PDE-5 enters the market following the expiration of certain Revatio patents that is anticipated in 2012.

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

        We rely heavily on third-party contract research organizations to conduct our clinical trials. In addition, the success of certain of our development stage products will depend on clinical trials sponsored by third parties. Examples of such clinical trials include the phase III study of Ch14.18 conducted by the National Cancer Institute, ongoing studies conducted by Medtronic, Inc. using its implantable pump to deliver intravenous Remodulin and ongoing studies conducted by ImmuneWorks, Inc. of its IW001 product. Failure by any of these parties to conduct or assist us in conducting clinical trials in accordance with study protocols, quality controls and GCP could limit our ability to rely on results of those trials in seeking regulatory approvals.

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

        While physicians may choose to prescribe drugs for uses that are not described in the product's labeling and for uses that differ from those approved by regulatory authorities (called "off-label" uses), our ability to promote the products is limited to those indications that are specifically approved by the FDA. Although U.S. regulatory authorities generally do not regulate the behavior of physicians, they do restrict communications by companies on the subject of off-label use. If our promotional activities fail to comply with these regulations or guidelines, we may be subject to warnings from, or enforcement action by, these authorities. In addition, failure to follow FDA rules and guidelines relating to promotion and advertising can result in the FDA's refusal to approve a product, the suspension or withdrawal of an approved product from the market, product recalls, fines, disgorgement of money, operating restrictions, injunctions or criminal prosecution.

We must comply with various laws in jurisdictions around the world that restrict certain marketing practices in the pharmaceutical and medical device industries. Failure to comply with such laws could result in penalties and have a material adverse effect on our business, financial condition and results of operations.

        Various laws in jurisdictions around the world, including anti-kickback and false claims statutes, the Foreign Corrupt Practices Act and the UK Bribery Act, restrict particular marketing practices in the pharmaceutical and medical device industries. Although we have compliance programs and procedures in place that we believe are effective, our business activities may be subject to challenge under these laws, and any penalties imposed upon us could have a material adverse effect on our business, financial condition and results of operations. Furthermore, we have significantly expanded our sales and marketing staff recently. Although we train our sales and marketing staff under our corporate compliance programs, any expansion of sales and marketing efforts can increase the risks of noncompliance with these laws.

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

        Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to get a false claim paid. Several pharmaceutical and health care companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the company's marketing of the product for unapproved, and thus non-reimbursable, uses. The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer's product from reimbursement under government programs, criminal fines, and imprisonment.

        The Patient Protection and Affordable Care Act (PPACA) imposes new reporting requirements for pharmaceutical and device manufacturers with regard to payments or other transfers of value made to physicians and teaching hospitals, effective March 31, 2013. In addition, pharmaceutical and device manufacturers will be required to report and disclose investment interests held by physicians and their immediate family members during the preceding calendar year. Such information is to be made publicly available by the Secretary of Health and Human Services in a searchable format beginning September 30, 2013.

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

        Reports of side effects and adverse events associated with our products could have a significant adverse impact on the sale of our products. An example of a known risk associated with intravenous Remodulin is sepsis, which is a serious and potentially life-threatening infection of the bloodstream caused by a wide variety of bacteria. Intravenous prostacyclins, such as intravenous Remodulin and Flolan, are infused continuously through a catheter placed in a large vein in the patient's chest, and sepsis is a known risk associated with this type of delivery. As a result, sepsis is included as a risk in both the Remodulin and Flolan package inserts. Although a discussion of the risk of sepsis is currently included on the Remodulin label, and the occurrence of sepsis is familiar to physicians who prescribe intravenously administered therapies, concerns about bloodstream infections may adversely affect a physician's decision to prescribe Remodulin.

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

  •
  Our license and purchase agreements generally provide the licensor or seller with the right to terminate the agreement in the event we breach such agreement—e.g., if we fail to pay royalties and other fees timely and do not cure the failure within a stated time period; and

  •
  If a licensor of intellectual property that is exclusively licensed to us breaches its obligation or otherwise fails to maintain the intellectual property licensed to us, we may lose any ability to prevent others from developing or marketing similar products that are covered by such intellectual property. In addition, we may be forced to incur substantial costs to maintain the intellectual property ourselves or take legal action seeking to force the licensor to do so.

Certain agreements under which we acquired or licensed intellectual property rights may restrict our ability to develop related products in certain countries or for particular diseases and may impose other restrictions that affect our ability to develop and market related products in the most effective manner.

        When we acquire or are licensed intellectual property rights to drugs and other products that have been discovered and initially developed by others, these rights are frequently limited. For instance, our rights to market Adcirca are geographically limited to the United States and Puerto Rico. Furthermore, we cannot undertake any additional investigational work with respect to Adcirca in other indications of pulmonary hypertension without Lilly's prior approval. Lilly also has authority over all regulatory activities and has the right to determine the retail price for Adcirca and the wholesale price at which

Lilly sells Adcirca to us. Provisions in our license and purchase agreements may impose other restrictions that affect our ability to develop and market products to which the intellectual property that is the subject of such agreements relates. For example, GlaxoSmithKline PLC retained an exclusive option and right of first refusal to negotiate an agreement with us if we decide to license any commercialization rights with respect to Remodulin and Tyvaso anywhere in the world. Similarly, our amended license agreement with Toray Industries, Inc. (Toray) grants Toray the right to be our exclusive provider of beraprost-MR. Moreover, we must also meet certain minimum annual sales to maintain our exclusive rights to beraprost-MR.

Our intellectual property rights may not effectively deter competitors from developing competing products that, if successful, could materially adversely affect our revenues and profits.

        The period under which our commercial and developmental therapies are protected by our patent rights is limited. Our U.S. patent for the method of treating PAH with Remodulin will expire in October 2014. Three of our U.S. patents covering our current methods of synthesizing and producing treprostinil, the active ingredient in both Remodulin and Tyvaso, expire in October 2017. We also have been granted one patent in the European Union and one patent in Japan, each of which covers our treprostinil synthesis and production methods and will expire in October 2018. Our U.S. patent covering an improved diluent for Remodulin will expire in March 2029. The patent for Adcirca for the treatment of pulmonary hypertension will expire in 2017 and our patents for Tyvaso will expire in the United States and in various countries throughout the European Union in 2018 and 2020, respectively.

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

The validity, enforceability and scope of certain of our patents covering Remodulin are currently being challenged as a result of a recent abbreviated new drug application (ANDA) filing from a generic drug company. The outcome of the current or any future challenges to the validity, enforceability or scope of our patent portfolio could significantly reduce revenues from Remodulin.

        On February 3, 2013, we received a Paragraph IV Certification Notice Letter from Sandoz advising that Sandoz has submitted an ANDA to the FDA requesting approval to market a generic version of the 10 mg/mL strength of Remodulin. In the Notice Letter, Sandoz states that it intends to market a generic version of Remodulin before the expiration of U.S. Patent No. 5,153,222, which expires in

October 2014; U.S. Patent No. 6,765,117, which expires in October 2017; and U.S. Patent No. 7,999,007, which expires in March 2029. Sandoz's Notice Letter states that the ANDA contains a Paragraph IV Certification alleging that these patents are not valid, not enforceable and/or will not be infringed by the commercial manufacture, use or sale of the proposed product described in Sandoz's ANDA submission.

        We are currently reviewing the Notice Letter, which was directed to all three patents listed above, each of which is listed in the FDA's Approved Drug Products List (the Orange Book). We have 45 days from receipt of the Notice Letter to commence a patent infringement lawsuit against Sandoz. Such a lawsuit would automatically preclude the FDA from approving Sandoz's ANDA for up to 30 months or until the issuance of a district court decision that is adverse to us, whichever occurs first.

        Although we intend to vigorously enforce our intellectual property rights relating to Remodulin, there can be no assurance that we will prevail in our defense of our patent rights. Our existing patents could be invalidated, found unenforceable or found not to cover a generic form of Remodulin. If Sandoz or another ANDA filer were to receive approval to sell a generic version of Remodulin and/or prevail in any patent litigation, Remodulin would become subject to increased competition and our revenue would be adversely affected. In addition, regardless of the outcome, any patent litigation could be costly and time-consuming.

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

        If a third party commences a legal action against us for infringement, we could be compelled to incur significant costs to defend the action and our management's attention could be diverted, whether or not the action were to have any merit. We cannot be certain that we could prevail in the action, and an adverse judgment or settlement resulting from the action could require us to pay substantial amounts in damages for infringement or substantial amounts to obtain a license to continue to use the intellectual property that is the subject of the infringement claim.

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

        We may require additional financing to meet significant future obligations. For example, upon maturity or conversion of our 1.0% Convertible Senior Notes due September 15, 2016 (2016 Convertible Notes), we must repay our investors in cash up to the principal balance of $250.0 million. In addition, in certain circumstances constituting a fundamental change under the 2016 Convertible

Notes, we may be required to repurchase the notes for cash. In addition, awards granted under our Share Tracking Awards Plans (which we collectively refer to as the STAP) entitle participants to receive in cash an amount equal to the appreciation in the price of our common stock, which is calculated as the positive difference between the closing price of our common stock on the date of exercise and the date of grant. Consequently, our STAP will likely require significant future cash payments to participants to the extent the price of our common stock appreciates and the number of vested STAP awards increases over time. If we do not have sufficient funds to meet such contractual obligations or the ability to secure alternative sources of financing, we could be in default, face litigation and/or lose key employees, which could have a material adverse effect on our business or financial condition.

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

        The price of common stock can be highly volatile within the pharmaceutical and biotechnology sector. Consequently, there can be significant price and volume fluctuations in the market that may not always relate to operating performance. The table below sets forth the high and low closing prices for our common stock for the periods indicated:

	High	Low
January 1, 2011—December 31, 2011	$70.70	$37.21
January 1, 2010—December 31, 2010	$64.24	$46.22
January 1, 2009—December 31, 2009	$52.88	$27.86

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

        Many securities analysts publish quarterly and annual projections of our revenues and profits. In addition, we have recently begun providing forward-looking guidance for revenues associated with our commercial products. Such estimates are inherently subject to uncertainty. As a result, actual revenues and profits may differ from these projections, and even small variations in reported revenues and profits compared to securities analysts' expectations or our own projected revenues could have a significant impact on the price of our common stock.

Sales or issuances of our common stock may depress our stock price.

        The price of our common stock could decline if: (1) we issue common stock to raise capital or to acquire a license or business; (2) our shareholders transfer ownership of our common stock, or sell substantial amounts in the public market; (3) our investors become concerned that substantial sales of our common stock may occur; or (4) we issue shares upon the maturity of warrants issued as part of the hedging transactions from our 0.5% Convertible Senior Notes that matured in October 2011. For example, Lilly has begun to sell a significant portion of our common stock it currently holds. A decrease in the price of our common stock could make it difficult for us to raise capital or fund acquisitions through the issuance of our stock.

        In addition, the conversion of some or all of the 2016 Convertible Notes, when the price of our common stock exceeds $67.56 per share, would dilute the ownership interests of our existing shareholders.

        Any sales of common stock issued to holders of our convertible senior notes could adversely affect the prevailing market price of our common stock or result in short selling by market participants in expectation of a decline in the price of our common stock.

Our share repurchases may affect the value of the notes and our common stock.

        Our Board of Directors has authorized a share repurchase program for up to $300 million of our common stock through October 3, 2013. As part of this broader repurchase program, we entered into an accelerated share repurchase agreement (ASR) with Deutsche Bank AG, London Branch, an affiliate of the initial purchaser, Deutsche Bank Securities, Inc., on October 17, 2011, which is described in more detail in Note 10—Stockholders' Equity—Share Repurchases to our consolidated financial statements included in this Annual Report on Form 10-K. We have been advised that Deutsche Bank AG, London Branch expects to purchase and may sell our common stock or other of our securities in secondary market transactions during the term of the ASR transaction. The effect, if any, of any of these transactions and activities on the market price of our common stock will depend in part on market conditions, but any of these activities could affect the value of our common stock.

We are subject to counterparty risk with respect to the convertible note hedge transaction and the ASR transaction.

        The counterparty to the convertible note hedge we entered into in connection with the issuance of our 2016 Convertible Notes (call options) and the ASR is the affiliate of a financial institution, and we will be subject to the risk that such counterparty may default under the call options or the ASR. Our exposure to the credit risk of such counterparty will not be secured by any collateral. Recent global economic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions. If such counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim based on our exposure at that time under the call options or the ASR. Our exposure will depend on many factors but, generally, the increase in our exposure will be correlated to the increase in the market price and in the volatility of our common stock. In addition, upon a default by the counterparty, we may suffer adverse tax consequences and dilution with respect to our common stock due to our obligation to deliver shares upon conversion of the notes. We cannot provide any assurance as to the financial stability or viability of such counterparty.

Provisions of Delaware law and our amended and restated certificate of incorporation, second amended and restated by-laws, shareholder rights plan, 2016 Convertible Notes, call spread hedge transactions, ASR and employment and license agreements could prevent or delay a change of control or change in management that may be beneficial to our public shareholders.

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

        We may be required to repurchase the 2016 Convertible Notes from their holders in the event of a fundamental change and increase the conversion rate in connection with a make whole adjustment event in certain circumstances, including a change of control of our company. This may delay or prevent a change in control of our company that would otherwise be beneficial to our shareholders.

        Terminating or unwinding the call spread hedge transactions or the ASR could require us to make substantial payments to the counterparty under those agreements or may increase our stock price. The costs or any increase in stock price that may arise from terminating or unwinding such agreements could make an acquisition of our company significantly more expensive to the purchaser.

        Similarly, a change of control, under certain circumstances, could also result in an acceleration of the vesting of outstanding STAP awards. This, together with any increase in our stock price resulting from the announcement of a change of control, could make an acquisition of our company significantly more expensive to the purchaser. We also have a broad-based change of control severance program, under which employees may be entitled to severance benefits in the event they are terminated without cause (or they terminate their employment for good reason) following a change of control. This program could also increase the cost of acquiring our company.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Maryland—We own a 147,000 square foot combination laboratory and office building in Silver Spring, Maryland that serves as our corporate headquarters and is used for the synthesis of treprostinil-based compounds and monoclonal antibodies. We plan to use this facility to produce Remodulin, Tyvaso and monoclonal antibodies for commercial use. We have substantially completed the construction of an 85,000 square foot office building adjacent to our corporate headquarters. We also own several other buildings in Silver Spring used principally for office space, and we lease and own warehouse space near Silver Spring.

        Florida—We own an office building in Satellite Beach, Florida. We lease office space in Melbourne, Florida.

        North Carolina—We own a 200,000 square foot combination manufacturing facility and office building in Research Triangle Park, North Carolina, which is occupied by our clinical research and development and commercialization personnel. We warehouse and distribute Tyvaso and manufacture oral treprostinil at this location. During the second quarter of 2011, we began construction of an approximately 180,000 square-foot expansion of this facility to meet our anticipated future needs for additional warehouse, packaging and office space. The expansion is expected to be completed in mid-2012.

        Europe—We own a 24,000 square foot building near London, England which serves as our European headquarters. We also own a building in Oxford, England. In Germany, we lease office and production space from NEBU-TEC for production of the Tyvaso Inhalation System.

        We believe that these facilities, along with various other owned and leased office facilities, are adequate for our current operations and that additional land and facilities for future expansion are reasonably available.

ITEM 3.    LEGAL PROCEEDINGS

        From time to time, we may be involved in lawsuits and proceedings incidental to the conduct of our business. We are not a party to any lawsuit or proceeding that, in the opinion of our management, is likely to have a material adverse effect on our financial position or results of operations.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common stock (and associated preferred stock purchase rights) trades on the NASDAQ Global Select Market under the symbol "UTHR". The table below sets forth the high and low closing prices for our common stock for the periods indicated:

	2011		2010
	High	Low	High	Low
January 1—March 31	$69.54	$64.28	$61.46	$53.27
April 1—June 30	$70.70	$53.49	$58.52	$48.81
July 1—September 30	$57.38	$37.47	$56.07	$46.22
October 1—December 31	$47.54	$37.21	$64.24	$54.26

Number of Holders

        As of February 21, 2012, there were 40 holders of record of our common stock.

Dividend Policy

        We have never paid and have no present intention to pay cash dividends on our common stock in the foreseeable future. We intend to retain any earnings for use in our business operations.

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs(1)
October 1, 2011—October 31, 2011	4,741,934	$44.71	4,741,934	$88,000,000
November 1, 2011—November 30, 2011	—	—	—	$88,000,000
December 1, 2011—December 31, 2011	—	—	—	$88,000,000

Total	4,741,934	$44.71	4,741,934	$88,000,000

(1)
As previously disclosed in our Form 10-Q for the quarter ended September 30, 2011, on October 3, 2011, our Board of Directors approved a share repurchase program authorizing up to $300.0 million in aggregate repurchases of our common stock over a two-year period ending on October 3, 2013. In connection with the repurchase program, we acquired shares of our common stock during October 2011 pursuant to an accelerated share repurchase transaction. Refer to Note 10—Stockholders' Equity—Share Repurchases to our consolidated financial statements included in this Annual Report on Form 10-K for details.

Comparison of Five-Year Total Cumulative Shareholder Return

        The following chart shows the performance from December 31, 2006 through December 31, 2011 of United Therapeutics common stock, compared with an investment in the stocks represented in each of the NASDAQ U.S. Stock Market Index and the NASDAQ Pharmaceutical Stock Index, assuming $100 is invested in each at the beginning of the period.

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

	For Years Ended December 31,
	2011	2010	2009	2008	2007
Consolidated Statements of Operations Data:
Revenues	$743,183	$592,899	$358,880	$272,012	$203,217
Operating expenses:
Research and development	180,015	165,306	120,368	237,810	82,126
Selling, general and administrative	156,482	188,606	171,894	90,218	95,476
Cost of product sales	88,904	67,674	40,861	26,931	19,856

Total operating expenses	425,401	421,586	333,123	354,959	197,458
Operating income (loss)	317,782	171,313	25,757	(82,947)	5,759
Total other income (expense), net	(18,665)	(16,162)	(7,134)	(1,665)	(1,818)
Income (loss) from continuing operations before income tax	299,117	155,151	18,623	(84,612)	3,941
Income tax (expense) benefit	(81,874)	(43,945)	695	34,394	7,876

Income (loss) from continuing operations	217,243	111,206	19,318	(50,218)	11,817
Income (loss) from discontinued operations, net of tax(1)	625	(5,290)	144	891	536

Net income (loss)	$217,868	$105,916	$19,462	$(49,327)	$12,353

Net income (loss) per common share:
Basic(2)	$3.81	$1.89	$0.37	$(1.08)	$0.29

Diluted(2)	$3.67	$1.78	$0.35	$(1.08)	$0.28

Weighted average number of common shares outstanding:
Basic(2)	57,163	56,142	53,314	45,802	42,448

Diluted(2)	59,395	59,516	56,133	45,802	44,902

	Year Ended December 31,
	2011	2010	2009	2008	2007
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable investments(3)	$747,378	$759,932	$378,120	$336,318	$299,792
Total assets	1,518,079	1,431,635	1,051,544	874,534	585,247
Debt	266,835	305,968	250,599	234,952	192,172
Retained earnings (deficit)	249,038	31,170	(74,746)	(93,927)	(30,375)
Total stockholders' equity	948,488	883,886	653,009	555,334	352,131

(1)
In March 2011, we sold Medicomp, Inc., our former telemedicine subsidiary and subsequently discontinued all of our continuing telemedicine-related activities. Accordingly, the results of Medicomp, Inc., have been included within discontinued operations for each of the years presented. Refer to Note 18—Sale of Medicomp, Inc. to our consolidated financial statements included in this Annual Report on Form 10-K for details.

(2)
Refer to Note 10—Stockholders' Equity—Earnings per Share to our consolidated financial statements included in this Annual Report on Form 10-K for the computation of basic and diluted net income per share for both continuing and discontinued operations.

(3)
Excludes restricted marketable investments and cash.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with our consolidated financial statements and related notes to the consolidated financial statements included in this Annual Report on Form 10-K. The following discussion contains forward-looking statements made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. These statements are based on our beliefs and expectations about future outcomes and are subject to risks and uncertainties that could cause actual results to differ materially from anticipated results. Factors that could cause or contribute to such differences include those described under Part I, Item 1A—Risk Factors included in this Annual Report on Form 10-K and factors described in other cautionary statements, cautionary language and risk factors set forth in other documents filed with the Securities and Exchange Commission. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise.

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

  •
  Glycobiology antiviral agents:  a novel class of small, sugar-like molecules that have shown antiviral activity in a range of pre-clinical settings; and

  •
  Cell-Based Therapy:  a cell-based product known as PLacental eXpanded (PLX) cells being studied for the treatment of pulmonary hypertension.

        We concentrate substantially all of our research and development efforts on these key therapeutic programs. Our lead product is Remodulin (treprostinil) Injection (Remodulin) for the treatment of pulmonary arterial hypertension (PAH). The United States Food and Drug Administration (FDA) initially approved Remodulin in 2002 for subcutaneous (under the skin) administration. The FDA subsequently broadened its approval of Remodulin in 2004 for intravenous (in the vein) use and for the treatment of patients requiring transition from Flolan®, the first drug approved by the FDA for the treatment of PAH. Remodulin has also been approved in various countries outside of the United States. In most of these countries, Remodulin has been approved for both routes of administration. We announced in December 2011 that we received regulatory approval by the French regulatory agency, Agence Française de Sécurité Sanitaire des Produits de Santé (AFSSAPS) for the intravenous use of Remodulin to treat PAH. The AFSSAPS approval follows a review period during which 22 European Economic Area member nations, each of which had previously approved subcutaneous Remodulin through the mutual recognition process, reviewed and endorsed the final variation assessment report issued by AFSSAPS, which will allow the marketing of intravenous Remodulin in those nations. Our other commercial products include Adcirca (tadalafil) tablets (Adcirca) and Tyvaso (treprostinil) Inhalation Solution (Tyvaso). In May 2009, the FDA approved Adcirca, an orally administered therapy for the treatment of PAH to which we acquired certain exclusive commercialization rights from Eli Lilly and Company (Lilly). In July 2009, we received FDA approval of Tyvaso, an inhaled therapy for the treatment of PAH. We launched both of these products for commercial sale during the third quarter of 2009. These two products enable us to offer treatments to a broader range of patients who suffer from PAH. In addition, we are continuing to develop oral formulations of treprostinil and beraprost-MR, both for the treatment of PAH.

        We sold Medicomp, Inc., our former telemedicine subsidiary, to a group of private investors on March 31, 2011. In addition, in June 2011, we discontinued all of our continuing telemedicine-related activities. Accordingly, the results of Medicomp, Inc., including the gain recognized on its disposal, have been included in discontinued operations for each of the three years in the three-year period ended December 31, 2011 on our consolidated statements of operations. Refer to Note 18—Sale of Medicomp,  Inc. to our consolidated financial statements included in this Annual Report on Form 10-K for details.

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

        We require our distributors to maintain reasonable levels of contingent inventory at all times as the interruption of Remodulin or Tyvaso therapy can be life threatening. Consequently, sales of these therapies in any given quarter may not precisely reflect patient demand. Our distributors typically place monthly orders based on estimates of future demand and considerations of contractual minimum inventory requirements. As a result, sales volume of Remodulin and Tyvaso can vary, depending on the timing and magnitude of these orders.

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

        On January 1, 2011, certain provisions of the Acts that address the coverage gap in the Medicare Part D prescription drug program (commonly known as the "donut hole") became effective. Under these provisions, drug manufacturers are required to provide a 50 percent discount on branded prescription drugs to patients receiving reimbursement under Medicare Part D while they remain in this coverage gap. These provisions of the Acts apply to Adcirca, which is our only commercial pharmaceutical product covered by Medicare Part D. Approximately 35 percent of our Adcirca patients are covered under Medicare Part D. The vast majority of our Remodulin and Tyvaso Medicare patients are covered under Medicare Part B, which does not contain a similar coverage gap.

        We were not materially impacted by the Acts during 2010 and our revenues were reduced by less than one percent in 2011 as a result of the Acts. However, the potential long-term impact of the Acts on our business is inherently difficult to predict as many details regarding the implementation of this legislation have not yet been determined. Presently, we have not identified any provisions that could materially impact our business, but will continue to monitor future developments related to this legislation.

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

Cost of Product Sales

        Cost of product sales is comprised of (1) costs to produce and acquire products sold to customers; (2) royalty payments under license agreements granting us rights to sell related products; and (3) direct and indirect distribution costs incurred in the sale of products. We acquired the rights to sell our commercial products through license and assignment agreements with the developers of these products, as described in Item 1—Business—Patents and Proprietary Rights. These agreements obligate us to pay royalties based on our net revenues from related products. While the royalties vary by agreement, we pay royalties on our current commercial products at a rate of 1% to 10% of net revenues.

        We synthesize treprostinil using advanced intermediate compounds purchased in bulk from several third-party vendors that have the capacity to produce greater quantities of these compounds more cost effectively than we do. Our production process has been designed to give us the flexibility to produce the forms of treprostinil used in Remodulin, Tyvaso, and our oral tablet, based on forecasted demand for each of these products. We maintain inventories of these products equivalent to approximately two years of expected demand to ensure sufficient availability of Remodulin and Tyvaso at all times. We have reduced our target inventory levels from three years to two years in light of the recent approval of additional production sites for Remodulin and Tyvaso, including our own facilities which we expect will become our primary sources of supply, as these developments have helped mitigate the risk of shortages of commercial drug supply.

        In 2009, we amended our contract with our Remodulin manufacturer, Baxter Pharmaceutical Solutions, LLC (Baxter), to extend the contract term through 2013. As part of that contract amendment, we agreed that Baxter will produce Remodulin in greater quantities using larger capacity equipment. This new process and related equipment will require FDA and international regulatory approval. We are currently conducting validation testing for the new equipment and process. Until FDA approval of the new process and equipment, Baxter will continue to produce Remodulin using the approved process and equipment. In January 2011, we received FDA approval of Jubilant Hollister-Stier Contract Manufacturing and Services as an additional producer for Remodulin in the larger quantities discussed above. In addition, in July 2011, we received FDA approval of our NDA supplement to use our Silver Spring, Maryland facility for the production of Remodulin.

        European approval to produce Remodulin at our Silver Spring facility is pending. We intend to use our own facilities to produce our primary supply of Remodulin, Tyvaso and oral treprostinil tablets, and we will contract with third parties to supplement our production capacity.

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

        Our operating expenses can be materially impacted by the recognition of share-based compensation expense (benefit) in connection with any stock option grants and our share tracking award plans (STAP). STAP awards are required to be measured at fair value at the end of each reporting period until the awards are no longer outstanding. The fair value of both STAP awards and stock option grants are measured using inputs and assumptions that can materially impact the amount of compensation expense for a given period. Additionally, some or all of the following factors, among others, can cause substantial variability in the amount of share-based compensation recognized in connection with the STAP from period to period: (1) changes in the price of our common stock; (2) changes in the number of outstanding awards; and (3) changes in both the number of vested awards and the period awards have accrued toward vesting. Generally, our stock option grants are measured at fair value at the date of grant and related compensation is recognized over the requisite service period, which typically coincides with the vesting period. However, in the case of options granted to our Chief Executive Officer, which vest upon issuance in accordance with her employment agreement, we recognize all compensation expense immediately at the date of grant. We accrue compensation expense for performance-related stock option grants when we determine that it is probable that the performance criteria will be met.

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

        Under the PMCs, we committed to modify particular aspects of the Tyvaso Inhalation System. As part of these modifications, we agreed to perform a usability analysis incorporating the evaluation and prioritization of user-related risk followed by a human factors study. The modifications and usability analysis have been completed, and in September 2011, the FDA notified us that we had fulfilled the requirements of the PMCs.

        We are in the process of finalizing the design of a new clinical trial aimed at securing European Medicines Agency approval of Tyvaso for the treatment of PAH. We expect the new trial will be conducted in patients who are either not on an approved background therapy (ETRA or PDE-5 inhibitor) or are on an approved background therapy, but cannot be on dual background therapy for more than one year. The trial's planned primary endpoint is the median change in six-minute walk distance after 24 weeks. The principal reinforcing secondary endpoint will be time to clinical worsening, generally defined as (1) death; (2) an unplanned hospitalization due to PAH; (3) initiation of prostacyclin for the treatment of PAH; (4) a lung transplant; (5) an atrial septostomy procedure, a surgical procedure in which a small hole is created between the upper two chambers of the heart; or (6) a decrease in six-minute walk distance of at least fifteen percent from baseline (or too ill to walk) as a result of the progression of PAH. In order to statistically assess the secondary endpoint of time to clinical worsening, the study will continue to enroll until a pre-specified number of events occur. We plan to begin enrollment during the second half of 2012 and anticipate target enrollment of approximately 800 subjects to obtain data on approximately 256 clinical worsening events.

  Oral treprostinil

        In December 2006, we commenced two phase III multi-national, placebo-controlled clinical trials of oral treprostinil in patients with PAH to study both safety and efficacy. The FREEDOM-C trial was a 16-week study of patients on approved background therapy using a PDE-5 inhibitor, such as Revatio, or an ETRA, such as Tracleer, or a combination of both. The FREEDOM-M trial was a 12-week study of patients who are not on any background therapy.

        We commenced both trials using a 1.0 mg tablet, but during the open-label extension trial (and an associated pharmacokinetic substudy) we discovered that treprostinil concentrations were higher in PAH patients than in healthy individuals due to the difference in overall absorption, metabolism and excretion of the drug between these two populations. These differences led to a number of discontinuations by patients randomized to receive the drug due to tolerability-related side effects, including nausea, jaw-pain and headaches. As a result, we introduced a 0.5 mg tablet in July 2007 and a 0.25 mg tablet in April 2008 to enable more gradual dose titration in order to increase dosing to a tolerable level.

        In November 2008, we announced that the FREEDOM-C trial did not meet statistical significance for its primary endpoint. Analysis suggested that the inability to dose titrate was a limiting factor that suppressed the overall treatment effect. Of the 174 patients who received the active drug, 25 patients discontinued due to an adverse event and 33 patients who completed the trial were unable to titrate their doses above 1.0 mg twice-daily.

        In June 2009, we began enrollment of our FREEDOM-C2 trial, which was a 16-week study of PAH patients on an approved background therapy. In this trial, patients were provided access to a 0.25 mg tablet and doses were titrated in 0.25 mg to 0.5 mg increments. In March 2011, we completed enrollment of FREEDOM-C2 with 313 patients, compared to a target enrollment of 300 patients. In August 2011, we announced the completion of FREEDOM-C2 and that the trial did not achieve statistical significance for the primary endpoint of improvement in six-minute walk distance at week 16. Specifically, the placebo-corrected median change in six-minute walk distance at week 16 was 10 meters (p=0.089, Hodges-Lehmann estimate and non-parametric analysis of covariance in accordance with the trial's pre-specified statistical plan).

        Enrollment in FREEDOM-M was initially closed in October 2008, with 171 patients enrolled in the trial. In March 2009, the FDA approved a protocol amendment to add patients to the ongoing FREEDOM-M trial. These additional patients were provided access to a 0.25 mg tablet when beginning the trial. We completed enrollment of FREEDOM-M in January 2011 with 349 patients, with the population for the primary analysis consisting of the 228 patients who had access to the 0.25 mg tablet at randomization. In June 2011, we announced the completion of the FREEDOM-M trial and that the trial met its primary endpoint of improvement in six-minute walk distance at week 12. Analysis of the FREEDOM-M results demonstrated that patients receiving oral treprostinil improved their median six-minute walk distance by approximately 23 meters (p=0.0125, Hodges-Lehmann estimate and non-parametric analysis of covariance in accordance with the trial's pre-specified statistical analysis plan) as compared to patients receiving placebo. The median change from baseline at week 12 was 25 meters for patients receiving oral treprostinil and -5 meters for patients receiving placebo. This clinical treatment effect is supported by other secondary efficacy endpoints including the change in six-minute walk distance observed at week 8 (Hodges-Lehmann estimate of +17 meters; p = 0.0307) and combined six-minute walk distance and Borg Dyspnea Score rating (shortness of breath test) at week 12 (p=0.0497).

        Based on the positive results achieved in this trial, we submitted an NDA on December 27, 2011. The FDA has accepted the NDA for review and has indicated the filing will be subjected to the standard 10-month review period commencing from the submission date. We have also applied to the FDA for orphan drug designation for oral treprostinil.

        Although we believe oral treprostinil is approvable on the basis of the FREEDOM-M study, there can be no guarantee that our NDA will be approved, particularly in light of the FREEDOM-C and FREEDOM-C2 studies. Furthermore, if our NDA is approved, the results of the FREEDOM-C and FREEDOM-C2 studies may nonetheless limit our ability to market oral treprostinil in combination with other therapies, and reduce its commercial potential. Therefore, in an effort to provide clinical support for the efficacy of oral treprostinil in combination with other PAH therapies and improve the labeling for oral treprostinil if it is approved, we are designing additional studies. Because we believe that patients in both the FREEDOM-C and FREEDOM-C2 trials were not provided sufficient amounts of oral treprostinil over an adequate period of time, FREEDOM-C3 is intended to study the effects of oral treprostinil over a longer period of time than our previous studies and is intended to enable patients to achieve a higher dose. We are finalizing the protocol of a new phase III clinical trial, FREEDOM-C3, which is described above at Item 1—Business—Products to Treat Cardiopulmonary Diseases—UT-15C Sustained Release Tablets (Oral Treprostinil). We currently have no plans to apply for the approval of oral treprostinil in Europe.

  Beraprost-MR

        In July 2011, we entered into an exclusive license agreement with Toray Industries, Inc. (Toray) to amend and replace our existing March 2007 license agreement regarding the development of an orally-administered, modified release formulation of the prostacyclin analogue beraprost (beraprost-MR), for the treatment of PAH. Terms of the July 2011 license agreement did not materially change from the previous license agreement and license agreement supplements except for a reduction in royalty rates. In exchange for the reduction in royalty rates, we agreed to pay Toray $50.0 million in equal, non-refundable payments over the five-year period ending in 2015. Since these payments are non-refundable and have no contingencies attached to them, we recognized a liability and a corresponding charge to research and development expenses of $46.3 million during the year ended December 31, 2011, which represented the present value of the related payments discounted by our estimated current cost of financing. In November 2011, we announced that a phase II trial of beraprost-SR failed to meet its primary and secondary endpoints. We and Toray continue to assess the results of the phase II trial and are in the process of designing new trials and dosing regimens for beraprost-MR.

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

  Cell-Based Therapy

        In June 2011, we entered into a license agreement with Pluristem Ltd. (Pluristem) to develop and commercialize a cell-based product for the treatment of pulmonary hypertension using Pluristem's proprietary cell technology. The license agreement became effective in August 2011, at which time we made a one-time, non-refundable payment of $7.0 million to Pluristem, $5.0 million of which consisted of a license fee that was charged to research and development expenses during the quarter ended September 30, 2011.

        From inception to December 31, 2011, we have spent $752.1 million on our cardiopulmonary disease programs.

  Cancer Disease Projects

  Ch14.18 Antibody

        In July 2010, we entered into a Cooperative Research and Development Agreement (CRADA) with the National Cancer Institute (NCI) to collaborate on the late-stage development and regulatory submissions of Chimeric Monoclonal Antibody 14.18 (Ch14.18) for children with high-risk neuroblastoma and patients with other forms of cancer. Ch14.18 is an antibody that has shown potential in the treatment of certain types of cancer by targeting GD2, a glycolipid on the surface of tumor cells. Under the terms of the CRADA, NCI is conducting a clinical trial in approximately 100 patients to define more clearly the safety and toxicity profile of Ch14.18 immunotherapy in children, and we are developing the commercial manufacturing capability for the antibody. As part of developing our commercial manufacturing capability, we will need to demonstrate comparability of our Ch14.18 to the NCI-produced Ch14.18, which typically includes a series of analytical and bioanalytical assays and human pharmacokinetics. The NCI studies, including a previously conducted phase III clinical trial and all other necessary studies supported by NCI, will be used as the basis for a Biologics License Application we expect to file seeking FDA approval of Ch14.18 immunotherapy for the treatment of neuroblastoma. We have received orphan drug designation for Ch14.18 from the FDA and European Medicines Agency.

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

        We have spent $75.0 million from inception to December 31, 2011, on our cancer programs.

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

        On September 30, 2011, we were awarded a cost plus fixed fee contract with an aggregate value of up to $45.0 million under a Broad Agency Announcement from the U.S. National Institute of Allergy and Infectious Diseases for studies directed at the development of a broad spectrum antiviral drug based on our glycobiology antiviral platform. Under the contract's base period of forty-two months, we will receive $10.6 million in funding and there are eight milestone-based options to expand the project and funding under the contract, up to an aggregate of $45.0 million. We recognize revenue on this contract to the extent of costs incurred, plus a proportionate amount of fees earned.

        We have spent $52.6 million from inception to December 31, 2011, on our infectious disease programs.

Future Prospects

        Because PAH remains a progressive disease without a cure, we expect continued growth in the demand for our commercial products as alternatives or complements to other existing approved therapies. Furthermore, the commercial introduction of Tyvaso and Adcirca has enabled us to offer products to more patients along the full continuum of the disease. The continued achievement of our growth objectives will depend in large part upon the successful commercial development of products within our pipeline. To this end, we submitted to the FDA an NDA for oral treprostinil in December 2011, plan to initiate enrollment in the FREEDOM-C3 study of oral treprostinil and a new event-driven phase III Tyvaso study during 2012 and continue to develop beraprost-MR. In addition, we seek to expand the use of our therapies to treat patients at earlier stages in the PAH disease progression.

        Our future growth and profitability will depend on many factors including, but not limited to: (1) the timing and outcome of clinical trials and regulatory approvals, including the filing and approval of our NDA for oral treprostinil, and the PMR for Tyvaso; (2) the timing of the commercial launch of new products; (3) the pricing of and demand for our products and services; (4) the reimbursement of our products by public and private insurance organizations; (5) the competition we face within our industry; (6) our ability to effectively manage our growth in an increasingly complex regulatory environment; and (7) our ability to defend against generic competition, including the recent challenge to our Remodulin patents by a generic drug company.

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

Financial Position

        Cash and cash equivalents and marketable investments (excluding restricted amounts) at December 31, 2011 were $747.4 million, compared to approximately $759.9 million as of December 31, 2010. The decrease of $12.6 million resulted from the principal repayment of approximately $250.0 million upon the maturity of our 0.50 percent Convertible Senior Notes due October 15, 2011 (2011 Convertible Notes). This decrease was substantially offset by collections of accounts receivable and customary variances in the volume and timing of disbursements.

        Accounts receivable at December 31, 2011, was $88.7 million, compared to $73.7 million at December 31, 2010. The $15.0 million increase corresponded to the increase in sales of our commercial products of nearly twenty percent during the quarter ended December 31, 2011, as compared to the quarter ended December 31, 2010.

        The $10.5 million increase in inventory from $35.5 million at December 31, 2010 to $46.0 million at December 31, 2011, reflects our projections regarding future sales.

        Goodwill and other intangible assets increased by approximately $12.2 million, from $9.9 million at December 31, 2010, to $22.1 million at December 31, 2011. The increase reflects the recognition of intangible assets and goodwill in connection with our acquisitions of Revivicor, Inc. in July 2011 and certain assets of NEBU-TEC in December 2011. For additional details, refer to Note 17—Acquisitions, to our consolidated financial statements included in this Annual Report on Form 10-K.

        The increase in property, plant and equipment of $60.0 million, from $306.0 million at December 31, 2010 to $366.0 million at December 31, 2011, was largely driven by our ongoing construction projects in Maryland and North Carolina.

        The decrease in deferred tax assets of $15.8 million from $214.7 million at December 31, 2010 to $198.9 million at December 31, 2011 reflects largely the decrease in deductible share-based compensation expense. Refer to Note 12—Income Taxes to the consolidated financial statements included in this Annual Report on Form 10-K for details.

        The increase in other non-current assets of $16.6 million from $11.1 million at December 31, 2010 to $27.7 million at December 31, 2011 resulted primarily from the sale of Medicomp, Inc. in March 2011. Refer to Note 18—Sale of Medicomp, Inc. to the consolidated financial statements included in this Annual Report on Form 10-K for details. In addition, with the issuance of our 1.0 percent Convertible Senior Notes due September 15, 2016 (2016 Convertible Notes) in October 2011, capitalized offering expenses increased by $4.5 million.

        Accounts payable at December 31, 2011 was $47.3 million, compared to $16.1 million at December 31, 2010. The increase in accounts payable of $31.1 million was attributable to customary variances in the magnitude, volume and timing of vendor invoices, particularly with respect to construction-related invoices.

        Other current liabilities decreased by $18.2 million from $126.3 million at December 31, 2010, to $108.1 million at December 31, 2011. The liability for the STAP decreased by $45.6 million as a direct result of the decline in the price of our common stock. This decrease was offset, in part, by the following elements: (1) an increase in accruals of $6.9 million relating to estimated construction costs incurred for December 2011, for which vendor invoices have not yet been received; (2) $8.8 million increase associated with our royalty buy-down obligation to Toray which will be due within one year from December 31, 2011, net of related discount; and (3) an increase of $12.5 million in taxes payable.

        Convertible notes (current and non-current) decreased by $41.8 million, from $236.0 million at December 31, 2010 to $194.2 million at December 31, 2011. The decrease in convertible notes reflects the settlement of our 2011 Convertible Notes, partially offset by the $194.2 million net carrying value recognized upon the issuance of the 2016 Convertible Notes. Refer to Note 8—Debt to the consolidated financial statements included in this Annual Report on Form 10-K for details.

        Other noncurrent liabilities at December 31, 2011 were $80.5 million, compared to $39.3 million at December 31, 2010. The $41.2 million increase was largely due to the recognition of the net, non-current portion of our royalty buy-down obligation to Toray in the amount of $28.3 million and a $6.5 million increase in our supplemental executive retirement plan (SERP) obligation which reflects an increased number of SERP participants.

        Additional paid-in capital increased by $64.0 million from $928.7 million at December 31, 2010 to $992.7 million at December 31, 2011. The increase consisted principally of the following elements: (1) increases of $24.0 million and $11.3 million, respectively, relating to proceeds received from stock-option exercises and related tax benefits; (2) an increase of $27.3 million recognized in connection with the value of the shares we received from the exercise of a note hedge upon the conversion of the 2011 Convertible Notes; and (3) an increase of $27.1 million representing the net effects of the issuance of the 2016 Convertible Notes and related note hedge and warrant transactions. These increases were partially offset by a reduction in additional paid-in capital of $26.2 million recognized in connection with an accelerated share repurchase transaction entered into in October 2011, as described more fully in Note 10—Stockholders' Equity—Share Repurchase to our consolidated financial statements included in this Annual Report on Form 10-K.

        Treasury stock was $283.0 million at December 31, 2011, compared to $67.4 million at December 31, 2010. The increase of $215.6 million resulted primarily from the following: (1) an increase of $185.6 million relating to the estimated fair value of our common stock received in connection with an accelerated share repurchase transaction; and (2) an increase of $27.3 million relating to the value of the shares we received from the exercise of a note hedge upon the conversion of our 2011 Convertible Notes.

Results of Operations

  Years ended December 31, 2011 and 2010

        The following table presents the components of net revenues (dollars in thousands):

	For Years Ended December 31,
			Percentage Change
	2011	2010
Cardiopulmonary products:
Remodulin	$430,132	$403,598	6.6%
Tyvaso	240,382	151,797	58.4%
Adcirca	70,580	36,307	94.4%
Other	2,089	1,197	74.5%

Total revenues	$743,183	$592,899	25.3%

        The growth in revenues for the year ended December 31, 2011, compared to year ended December 31, 2010, corresponded to the continued increase in the number of patients being prescribed our products. For the years ended December 31, 2011 and 2010, approximately 81% and 84%, respectively, of net revenues were derived from our three U.S.-based distributors.

        The table below includes a reconciliation of the accounts associated with estimated rebates, prompt-pay discounts, allowances for sales returns and distributor fees (in thousands):

	Year Ended December 31, 2011
	Rebates	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, January 1, 2011	$10,503	$1,467	$482	$724	$13,176
Provisions attributed to sales in:
Current period	41,231	15,766	923	4,677	62,597
Prior periods	2,853	—	—	—	2,853
Payments or credits attributed to sales in:
Current period	(27,734)	(14,088)	—	(4,007)	(45,829)
Prior periods	(12,860)	(1,466)	(3)	(662)	(14,991)

Balance, December 31, 2011	$13,993	$1,679	$1,402	$732	$17,806

	Year Ended December 31, 2010
	Rebates	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, January 1, 2010	$4,959	$979	$64	$637	$6,639
Provisions attributed to sales in:
Current period	27,028	12,563	418	4,157	44,166
Prior periods	232	—	—	—	232
Payments or credits attributed to sales in:
Current period	(18,253)	(11,147)	—	(3,429)	(32,829)
Prior periods	(3,463)	(928)	—	(641)	(5,032)

Balance, December 31, 2010	$10,503	$1,467	$482	$724	$13,176

        The table below summarizes research and development expense by major project and non-project components (dollars in thousands):

	Year Ended December 31,
			Percentage Change
	2011	2010
Project and non-project:
Cardiopulmonary	$150,501	$86,161	74.7%
Share-based compensation	(7,994)	45,878	(117.4)%
Other	37,508	33,267	12.7%

Total research and development expense	$180,015	$165,306	8.9%

        Cardiopulmonary.    The increase in cardiopulmonary program expenses of $64.3 million for the year ended December 31, 2011, compared to year ended December 31, 2010, corresponded to: (1) an increase of $46.1 million in expenses to develop beraprost-MR, which resulted in large part from our July 2011 license agreement amendment with Toray; (2) an increase of $18.3 million in connection with other cardiopulmonary projects, including a $5.0 million charge incurred in connection with the closing of our license agreement with Pluristem; and (3) an increase of $4.2 million in expenses related to our FREEDOM-C2 and FREEDOM-M clinical trials.

        Share-based compensation.    The decrease in share-based compensation of $53.9 million for the year ended December 31, 2011, compared to the year ended December 31, 2010, resulted from the decrease in share-based compensation recognized in connection with the STAP as a result of the decline in our stock price.

        Other.    The increase in other research and development expenses of $4.2 million for the year ended December 31, 2011, compared to the year ended December 31, 2010, was due to an increase of $5.8 million in expenses related to our monoclonal antibody development.

        The table below summarizes selling, general and administrative expense by major categories (dollars in thousands):

	Year Ended December 31,
			Percentage Change
	2011	2010
Category:
General and administrative	$97,785	$75,292	29.9%
Sales and marketing	66,405	46,123	44.0%
Share-based compensation	(7,708)	67,191	(111.5)%

Total selling, general and administrative expense	$156,482	$188,606	(17.0)%

        General and administrative.    The increase in general and administrative expenses of $22.5 million for the year ended December 31, 2011, compared to the year ended December 31, 2010, was driven by the following: (1) a $4.5 million increase in salaries as a result of headcount growth; (2) a $10.6 million increase in professional fees and other expenses related to our business development activities; (3) a $3.4 million increase in expenses relating to our obligations under contingent payouts to NEBU-TEC; and (4) a $2.7 million increase in general operating expenses, which corresponded to our expansion.

        Sales and marketing.    The increase in sales and marketing expenses of $20.3 million for the year ended December 31, 2011, compared to the year ended December 31, 2010, was attributable to increases of $9.8 million in salaries due to the expansion of our sales force and $8.4 million in professional fees and expenses incurred in connection with our marketing and advertising initiatives.

        Share-based compensation.    The decrease in share-based compensation of $74.9 million for the year ended December 31, 2011, compared to the year ended December 31, 2010, corresponded to a reduction in share-based compensation recognized in connection with the STAP as a result of the decline in our stock price.

        Income Tax Expense.    The provision for income taxes was $81.9 million for the year ended December 31, 2011 compared to $43.9 million for the year ended December 31, 2010. The increase in the provision for income taxes corresponded to the increase in pre-tax earnings. For the years ended December 31, 2011 and December 31, 2010, the effective tax rates were 27.4 percent and 28.3 percent, respectively. For each of these two years, the reduction in the effective tax rates below the applicable statutory rates resulted in large part from the generation of business tax credits relating to our drug-related research and development and activities.

  Years ended December 31, 2010 and 2009

        The following table presents the components of net revenues (dollars in thousands):

	For Years Ended December 31,
			Percentage Change
	2010	2009
Cardiopulmonary products:
Remodulin	$403,598	$331,579	21.7%
Tyvaso	151,797	20,268	648.9%
Adcirca	36,307	5,789	527.2%
Other	1,197	1,244	(3.8)%

Total revenues	$592,899	$358,880	65.2%

        The growth in revenues experienced during 2010 resulted in large part from the increase in the number of patients being prescribed our products. In addition, in March and April of 2010, we increased the price of Remodulin sold to our U.S. and international distributors, by 9.6 percent and 13.3 percent, respectively, and in November 2010, increased the price of Tyvaso by 4.9%. The impact of these price increases for the year ended December 31, 2010, was $25.9 million, of which, $25.6 million related to sales of Remodulin. For the years ended December 31, 2010 and 2009, approximately 84% and 87%, respectively, of net revenues were derived from our three U.S.-based distributors.

        The table below includes a reconciliation of the accounts associated with estimated rebates, prompt-pay discounts, allowances for sales returns and distributor fees (in thousands):

	Year Ended December 31, 2010
	Rebates	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, January 1, 2010	$4,959	$979	$64	$637	$6,639
Provisions attributed to sales in:
Current period	27,028	12,563	418	4,157	44,166
Prior periods	232	—	—	—	232
Payments or credits attributed to sales in:
Current period	(18,253)	(11,147)	—	(3,429)	(32,829)
Prior periods	(3,463)	(928)	—	(641)	(5,032)

Balance, December 31, 2010	$10,503	$1,467	$482	$724	$13,176

	Year Ended December 31, 2009
	Rebates	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, January 1, 2009	$3,326	$544	$—	$226	$4,096
Provisions attributed to sales in:
Current period	12,157	7,414	64	1,703	21,338
Prior periods	—	—	—	—	—
Payments or credits attributed to sales in:
Current period	(6,350)	(6,435)	—	(1,194)	(13,979)
Prior periods	(4,174)	(544)	—	(98)	(4,816)

Balance, December 31, 2009	$4,959	$979	$64	$637	$6,639

        The table below summarizes research and development expense by major project and non-project components (dollars in thousands):

	For Years Ended December 31,
			Percentage Change
	2010	2009
Project and non-project:
Cardiopulmonary	$86,161	$61,574	39.9%
Share-based compensation	45,878	36,294	26.4%
Other	33,267	22,500	47.9%

Total research and development expense	$165,306	$120,368	37.3%

        Cardiopulmonary.    The increase in cardiopulmonary expenses of $24.6 million for the year ended December 31, 2010, compared to the year ended December 31, 2009 was driven by the following: (1) an increase of $12.8 million in expenses incurred in connection with our FREEDOM-M and FREEDOM-C2 phase III clinical trials; (2) an increase of $13.8 million in expenses related to our development of beraprost-MR, which includes $9.0 million in milestone related expenses; and (3) an increase of $4.9 million, including $3.0 million in milestone payments to ImmuneWorks, Inc. for the development of a Type V Collagen oral solution which began in 2010. These increases were offset, in part, by a $5.9 million decrease in expenditures related to our inhaled treprostinil program.

        Share-based compensation.    The increase in share-based compensation expense of $9.6 million for the year ended December 31, 2010, compared to the year ended December 31, 2009, can be attributed to our STAP awards as a result of the increase in our stock price.

        Other.    The increase of $10.8 million in other research and development expenses during the year ended December 31, 2010, compared to those for the year ended December 31, 2009, resulted from an increase in personnel, depreciation and overhead costs supporting our research because 2010 was the first full year of operations of our new facilities in North Carolina and Maryland. Research and development expenses for our individual disease platforms include only direct labor and related direct costs.

        The table below summarizes selling, general and administrative expense by major category (dollars in thousands):

	For Years Ended December 31,
			Percentage Change
	2010	2009
Category:
General and administrative	$75,292	$67,010	12.4%
Sales and marketing	46,123	40,745	13.2%
Share-based compensation	67,191	64,139	4.8%

Total selling, general and administrative expense	$188,606	$171,894	9.7%

        General and administrative.    During the year ended December 31, 2010, general and administrative expense increased $8.3 million compared to the year ended December 31, 2009, for the following reasons: (1) increases of $4.5 million and $3.8 million in personnel and depreciation, respectively, relating to the operations of our facilities in Maryland and North Carolina, which were in operation for a full year for the first time in 2010; and (2) an increase of $5.3 million in grants to unaffiliated, not-for-profit organizations that provide therapy-related financial assistance and programs to patients suffering from PAH. These increases were offset, in part, by a decrease in impairment charges of $5.1 million.

        Sales and marketing.    The increase in sales and marketing expenses of $5.4 million for the year ended December 31, 2010, compared to the year ended December 31, 2009, related to increases of $4.4 million in payroll-related expenses as a result of the growth of our sales force.

        Share-based compensation.    The increase in share-based compensation of $3.1 million for the year ended December 31, 2010, compared to the year ended December 31, 2009, can be attributed to our STAP awards.

        Income Tax Expense.    The provision for income taxes was $43.9 million for the year ended December 31, 2010. For the year ended December 31, 2009, we recognized an income tax benefit of $695,000 as a result of the business tax credits generated from our drug-related research and development activities.

Liquidity and Capital Resources

        We have funded our operations principally through sales of our commercial products and, from time-to-time, other third-party financing arrangements. We believe that our current liquidity is sufficient to fund ongoing operations as demand for our commercial products is expected to grow. Furthermore, our customer base remains stable and, we believe, presents minimal credit risk. However, any projections of future cash flows are inherently subject to uncertainty. To compensate for such uncertainty, we may seek other sources of funding in the future and believe we have the ability to do so. See Item 1A—Risk Factors—We have had periods in which we incurred losses and may not maintain profitability and Item 1A—Risk Factors—We may fail to meet our own projected revenues, as well as third-party projections for our revenues or profits.

  Operating Cash Flows and Working Capital

        Net cash provided by operating activities was $250.2 million for the year ended December 31, 2011, compared to $211.5 million for the year ended December 31, 2010. The increase in operating cash flows of $38.7 million was driven by increases of $112.0 million in net income and $37.0 million in non-cash license fees to Toray. These increases were offset in part by a $129.7 million reduction in share-based compensation.

        At December 31, 2011, we had working capital of $349.9 million, compared to $335.8 million at December 31, 2010. The increase in working capital at December 31, 2011 of $14.1 million resulted from the decrease in the current portion of convertible notes of $236.0 million, offset by a corresponding decrease in cash and cash equivalents and short-term investments of $223.6 million. These decreases reflect in large part the impact of the maturity and conversion of the 2011 Convertible Notes.

        We have not entered into any short-term borrowing arrangements to fund our working capital requirements and have no current plans to do so. Debt that has been classified as current relates to the portion of long-term financing arrangements that will be due within one year.

        In addition, at December 31, 2011, we had approximately $343.5 million of long-term (meaning the security will mature more than one year from December 31, 2011) marketable securities that could be liquidated if necessary to fund our operations.

        Lastly, there were approximately 5.1 million vested stock options outstanding at December 31, 2011, with a weighted average exercise price of $36.79 per share. These vested stock options, if exercised, would provide us with additional liquidity.

  Construction Projects

        During the second quarter of 2011, we began construction to expand our facility in Research Triangle Park, North Carolina (RTP Facility). The expansion of our RTP Facility is intended to provide additional warehousing, packaging and office space to accommodate projected growth. We expect to complete the approximately 180,000 square-foot expansion in mid-2012 at an anticipated cost of $74.0 million, which includes construction, equipment and other related costs. In June 2011, we amended a January 2011 construction-management agreement with DPR Construction (DPR) to provide that construction costs cannot exceed a guaranteed maximum price, which is currently set at $50.6 million. DPR will be responsible for any cost overruns that are in excess of the guaranteed maximum price. If the ultimate cost of the project is less than the guaranteed maximum, we will share a portion of the savings with DPR. In addition, DPR must pay us liquidated damages in the event that construction has not been substantially completed by June 2012. Both the guaranteed maximum price and the substantial completion date remain subject to further change in the event of any agreed-upon changes to the scope of work.

        In September 2010, we began the construction of an office building to serve as an extension of our Silver Spring facilities. We anticipate total project costs of approximately $58.0 million, which includes the costs of construction and other related costs, and expect to complete this office facility during the first quarter of 2012. In March 2011, we entered into an agreement with DPR to manage this construction project. Under the terms of the agreement, construction costs will not exceed a guaranteed maximum price of approximately $45.3 million, which is subject to change based on agreed-upon changes to the scope of work. DPR will be responsible for covering any cost overruns that are in excess of the guaranteed maximum price. If the ultimate cost of the project is less than the guaranteed maximum, we will share a portion of the savings with DPR.

        During the year ended December 31, 2011, we spent approximately $43.1 million related to these construction projects.

  Share Tracking Award Plans

        Awards granted under the STAP entitle participants to receive in cash the appreciation in our common stock, which is calculated as the increase in the closing price of our common stock between the date of grant and the date of exercise. Depending on the future price movements of our common stock, cash requirements associated with the exercise of awards could be significant. We incorporate anticipated cash requirements under the STAP into our operating budgets and have modified the metrics used in determining the number of awards to be granted in order to decrease the size of individual grants. In February 2012, we increased the number of available STAP awards by 2.0 million awards, primarily to accommodate anticipated grants under our long-term incentive bonus and compensation plan during 2012.

  Convertible Notes

  2011 Convertible Notes

        In October 2006, we issued at par value $250.0 million 2011 Convertible Notes which matured on October 15, 2011. Upon maturity, the aggregate conversion value, which was determined over the consecutive twenty trading-day period beginning on October 17, 2011was $277.3 million. Accordingly, we paid the note holders the outstanding principal amount of the notes totaling $250.0 million in cash and issued 650,827 shares of common stock for the remaining aggregate conversion value.

  2016 Convertible Notes

        On October 17, 2011, we issued at par $250.0 million of 2016 Convertible Notes. We received $242.5 million in net proceeds from the offering after deducting fees paid to the initial purchaser (Deutsche Bank Securities, Inc.) and our offering expenses. We used the net proceeds to fund: (1) an accelerated share repurchase transaction at a cost of $212.0 million as described in Note 10—Stockholders' Equity—Share Repurchase; and (2) the convertible note hedge and warrant transactions at a net cost of $33.3 million, as described in Note 8—Debt—Convertible Note Hedge and Warrant Transactions to our consolidated financial statements included in this Annual Report on Form 10-K.

        Terms of the 2016 Convertible Notes are substantially similar to those of the 2011 Convertible Notes. Interest will be payable semi-annually, in arrears, on March 15th and September 15th of each year. The initial conversion price is $47.69 per share and the number of shares of our common stock underlying the debt is approximately 5.2 million shares.

        Conversion can occur: (1) any time after June 15, 2016; (2) during any calendar quarter that follows a calendar quarter in which the price of our common stock exceeds 130% of the conversion price for at least 20 days during the 30 consecutive trading-day period ending on the last trading day of the quarter; (3) during the ten consecutive trading-day period following any five consecutive trading-day period in which the trading price of the 2016 Convertible Notes is less than 95% of the closing price of our common stock multiplied by the then current number of shares underlying the 2016 Convertible Notes; (4) upon specified distributions to our shareholders; (5) in connection with certain corporate transactions; or (6) in the event that our common stock ceases to be listed on the NASDAQ Global Select Market, the NASDAQ Global Market, or the New York Stock Exchange, or any of their respective successors.

        Upon conversion, holders of our 2016 Convertible Notes are entitled to receive: (1) cash equal to the lesser of the principal amount of the notes or the conversion value (the number of shares underlying the 2016 Convertible Notes multiplied by the then-current conversion price per share); and (2) to the extent the conversion value exceeds the principal amount of the notes, shares of our common stock. In the event of a change in control, as defined in the indenture under which the 2016 Convertible Notes have been issued, holders can require us to purchase all or a portion of their 2016 Convertible Notes for 100 percent of the principal amount plus any accrued and unpaid interest.

  Mortgage Financing

        In December 2010, we entered into a Credit Agreement with Wells Fargo Bank, National Association (Wells Fargo) and Bank of America, N.A., pursuant to which we obtained $70.0 million in debt financing. The Credit Agreement has a forty-eight month term maturing in December 2014 and is secured by a first mortgage lien on our RTP Facility and our Silver Spring facility. Annual principal payments will be based on a twenty-five year amortization schedule using a fixed rate of interest of 7.0 percent; accordingly, at maturity, we will owe the remaining principal balance of approximately $66.6 million. Outstanding debt will bear a floating rate of interest per annum based on the one month London Interbank Offer Rate (LIBOR), plus a credit spread of 3.75 percent, or approximately 4.0 percent as of December 31, 2011. Alternatively, we have the option to change the rate of interest charged on the loan to 2.75 percent plus the greater of: (1) Wells Fargo's prime rate, or (2) the federal funds effective rate plus 0.05 percent, or (3) LIBOR plus 1.0 percent. The Credit Agreement also permits prepayment of the outstanding loan balance in its entirety at specified intervals. The prepayment premium is initially 1.5 percent if the debt is prepaid within the first six-months of the term and declines in 0.5 percent increments at each successive six-month interval such that there is no premium if the loan is prepaid after June 2012.

        The Credit Agreement subjects us to the following financial covenants: (1) a maximum consolidated leverage ratio of 2.5:1.00, calculated as the ratio of our consolidated indebtedness to "Consolidated EBITDA", which is defined as consolidated net income, adjusted for the following as applicable: (i) interest expense; (ii) income taxes; (iii) non-cash license fees; (iv) depreciation and amortization; (v) impairment charges; and (vi) share-based compensation (stock option and share tracking award expense), to be measured as of the last day of each fiscal quarter on a rolling four quarter basis; and (2) minimum liquidity of no less than $150.0 million. Under the Credit Agreement, minimum liquidity is defined as the sum of our cash and cash equivalents, plus the fair value of our marketable investments as of the last day of a fiscal quarter less the sum of indebtedness that matures within the next twelve months and the liability related to vested STAP Awards in excess of $50.0 million. In addition, the Credit Agreement subjects us to various customary negative covenants. As of December 31, 2011, we were in compliance with the preceding covenants.

  Toray License Obligations

        Pursuant to a March 2007 amendment to our license agreement for the development of beraprost-MR, we issued 400,000 shares of our common stock to Toray. Terms of these outstanding shares give Toray the right to request that we repurchase these shares at their issuance price of $27.21 per share upon 30 days prior written notice. The July 2011 amendment to the license agreement carried forward the original terms relating to these shares. To date, Toray has not notified us that it intends to require us to repurchase these shares.

        As part of the July 2011 amendment to our license, we agreed to pay Toray $50.0 million in equal, non-refundable payments over a five-year period ending in 2015 in exchange for a reduction in royalty rates. As of December 31, 2011, the outstanding balance of this obligation was $40.0 million.

  Obligations Under License Agreements

        Under our existing license agreements, we are obligated to make royalty payments at a rate of ten percent of the net sales of Remodulin and Tyvaso once annual combined net sales of these products exceed $25.0 million. In addition, we pay Lilly a five percent royalty on net sales of Adcirca.

        We have entered into other license rights arrangements under which we are required to make milestone payments upon the achievement of certain developmental and commercialization objectives and royalty payments upon the commercialization of related licensed technology.

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements within the meaning of Item 303(a)(4) of Regulation S-K.

Contractual Obligations

        At December 31, 2011, we had the following contractual obligations (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
2016 Convertible Notes(1)	$250,000	$—	$—	$250,000	$—
Mortgage Loans(2)	72,655	1,208	67,914	3,533	—
Obligations under construction commitments(3)	93,009	93,009	—	—	—
Operating lease obligations	19,296	3,305	6,097	5,668	4,226
Obligations under the STAP(4)	55,477	55,282	130	65	—
Obligations under the SERP(5)	32,952	—	—	21,142	11,810
Purchase commitments	52,074	22,074	20,000	10,000	—
Milestone payments and contingent payments under acquisition agreements(6)	27,628	7,031	3,814	10,492	6,291

Total(7)	$603,091	$181,909	$97,955	$300,900	$22,327

(1)
Assumes payment of the principal balance of the 2016 Convertible Notes, which is to be repaid in cash will occur at the contractual maturity date.

(2)
Includes a $70.0 million mortgage loan which contains prepayment provisions. The timing of related principal payments assumes that the prepayment option will not be exercised during the term of this loan.

(3)
Represents total budgeted expenditures for our construction projects, including amounts that are not under contractual commitments at December 31, 2011.

(4)
Estimated based on the intrinsic value of outstanding STAP awards expected to vest as of December 31, 2011, assuming that awards will be exercised immediately upon vesting. Refer to Note 7—Share Tracking Award Plans to our consolidated financial statements included in this Annual Report on Form 10-K for further details.

(5)
Consists of actuarially derived, estimated future payouts of benefits. Refer to Note 13—Employee Benefit Plans—Supplemental Executive Retirement Plan to our consolidated financial statements included in this Annual Report on Form 10-K for comprehensive disclosures.

(6)
Based on our estimates of the timing and probability of achieving milestones specified under our various license arrangements and paying out contingent consideration as specified in our acquisition agreements.

(7)
As of December 31, 2011, we had $1.7 million of unrecognized tax benefits. The contractual obligations disclosed above exclude these amounts due to the uncertainty surrounding the amounts and timing of future payments.

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

  Revenue Recognition

  Remodulin and Tyvaso

        We sell both Remodulin and Tyvaso to our specialty pharmaceutical distributors under similar contractual arrangements. Sales of Remodulin and Tyvaso are recognized when title and risk of ownership pass to our distributors upon satisfactory delivery to our distributors' facilities—i.e., when all of our performance obligations under these distributor arrangements have been satisfied. We record sales of Remodulin and Tyvaso net of: (1) estimated rebates, (2) prompt payment discounts and (3) service fees to our distributors. Calculating these sales allowances involves the use of significant estimates and judgment and information from external sources.

        We derive our provisions for rebates from an analysis of historical levels of rebates to both state Medicaid agencies and commercial third-party payers by product, relative to sales of each product. In formulating our estimates, we also consider the impact of anticipated changes in product sales trends and government rebate programs, particularly as they relate to eligibility requirements and/or rebate pricing. We analyze rebate data separately for Remodulin and Tyvaso, as these therapies have been developed to treat PAH patients at different stages in the disease continuum and therefore, rebate eligibility and pricing requirements can differ for each therapy.

        We estimate prompt pay discounts based on observed payment behavior. Our distributors have routinely taken advantage of these discounts and we expect them to continue to do so.

        We pay our distributors for contractual services rendered and base related provisions on contracted rates applied to the estimated units of service provided by distributors for a given financial reporting period.

        Our distributors do not have return rights; however, we provide exchange rights in the event that product is damaged during shipment, or expires. Exchanges for damaged product are highly infrequent. In the event that Remodulin or Tyvaso has been damaged during shipment and we have been promptly notified as required under our distributor arrangements, we do not recognize revenue on that shipment until damaged product has been replaced. Replacement generally occurs within several days after we are notified of the damage. Furthermore, the number of product exchanges due to expiration has been minimal because we sell Remodulin and Tyvaso with a remaining shelf life in excess of one year and our distributors typically carry a 30- to 60-day supply of our products at any given time. In addition, we do not require, nor do we provide incentives for our distributors to assume inventory levels of Remodulin or Tyvaso beyond what would be considered reasonable and customary in the ordinary course of business and closely track inventory levels in the distribution channels.

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

        We recognize sales of Adcirca net of: (1) estimated rebates (including discounts required under Medicare Part D); (2) prompt pay discounts; (3) allowances for product returns; and (4) wholesaler fees. We estimate our liability for rebates based on an analysis of historical levels of rebates to both Medicaid and commercial third-party payers. In addition, we determine our obligation for prescription drug discounts required for Medicare Part D patients within the coverage gap based on estimations of the number of Medicare Part D patients and the period such patients will remain within the coverage gap. We base our estimates for prompt pay discounts on observed customer payment behavior and expectations regarding the future utilization of such discounts. We derive estimates relating to the allowance for returns from published industry data specific to specialty pharmaceuticals and will continue to do so until we have sufficient historical data on which to base our allowance. In addition, we compare patient prescription data for Adcirca to sales of Adcirca on a quarterly basis to ensure a reasonable relationship between prescription and sales trends. To date, we have not identified any unusual patterns in the volume of prescriptions relative to sales that would warrant reconsideration of, or adjustment to, the methodology we currently employ to estimate our allowance for returns. Lastly, wholesaler fees are based on contractual percentages of sales to wholesalers.

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

  Marketable Investments

        Substantially all of our marketable securities are classified as held-to-maturity. For marketable investments in which the fair value is lower than the carrying value, we periodically review whether related impairments of these securities are other than temporary. This review requires us to make judgments, particularly as they relate to: (1) the extent and duration of a decline in the fair value of a security; (2) the probability, extent and timing of a recovery of a security's value; (3) our assessment as to whether it is more likely than not that we will be required to sell a security prior to recovery of its amortized cost; and (4) our estimation of the present value of the cash flows we would expect to collect that are attributable to an impaired debt security to determine whether a credit loss exists. The scope of this evaluation requires forward-looking assessments pertaining to a security and the relevant financial markets, an issuer's financial condition and business outlook, and our estimation of the value of cash flows we would expect to collect from an issuer upon maturity of an impaired security. Accordingly, we must make assessments regarding current conditions and future events, which involve a considerable degree of uncertainty and judgment. When we determine that the decline in value of a security is other than temporary, we are required to recognize the credit loss portion as a charge within our consolidated statement of operations.

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

        Financial statement recognition of a tax position taken or expected to be taken in a tax return is determined based on a more likely than not threshold of that position being sustained. If the tax position meets this threshold, the benefit to be recognized is measured as the largest amount that is more than 50 percent likely to be realized upon ultimate settlement. Accounting for uncertain tax positions involves considerable judgment in assessing the future tax consequences of amounts that have been recognized in our financial statements or tax returns. The ultimate resolution of uncertain tax positions could result in amounts different from those recognized in our consolidated financial statements.

  Intangible Assets and Goodwill

        In connection with transactions that we account for as business combinations, we typically recognize intangible assets, based on their acquisition-date fair value, and goodwill, representing the excess of the fair value of the consideration transferred, over the estimated fair value of assets acquired and liabilities assumed. Measuring the acquisition-date fair value of intangible assets involves the use of significant judgment and estimates with respect to determining, among other inputs: (1) the timing and amounts of cash flows and operating profits for potential product candidates; (2) the timing and probability of regulatory approvals for product candidates under development; (3) the useful lives of potential product candidates; and (4) appropriate discount rates.

        We are required to test goodwill and indefinite-lived intangible assets for impairment annually or more frequently if impairment indicators exist. Evaluating goodwill for impairment requires judgment particularly as it relates to determining the fair value of a reporting unit to which goodwill has been assigned. We often use a discounted cash flow model to test goodwill for impairment, which involves the use of significant and subjective inputs. Inputs requiring our judgment include, among others, the estimation of the amounts and timing of future cash flows, future growth rates and profitability of a reporting unit. Changes in our business strategy or adverse changes in market conditions could impact impairment analyses and require the recognition of an impairment charge equal to the excess of the carrying value of goodwill over its implied fair value.

        We also test our amortizable intangible assets for impairment when conditions suggest that the carrying value of intangible assets may not be recoverable. Evaluating intangible assets for impairment requires judgment, particularly in determining the undiscounted cash flows used in evaluating recoverability. Such projections require forward-looking assumptions that may include future growth rates and profitability of business activity. Changes in our business strategy or adverse changes in market conditions could impact impairment analyses and require the recognition of an impairment charge equal to the extent that undiscounted cash flows are less than the carrying value of an intangible asset.

  Pension Benefit Obligation

        Accounting for our SERP requires that we recognize on our consolidated balance sheet a liability equal to the unfunded status of the SERP (equal to the projected benefit obligation, as we do not fund the SERP) and measure our projected benefit obligation as of the end of our fiscal year. Estimating the SERP obligation involves the use of judgment and estimates. The SERP obligation and related pension expense are derived from actuarial valuations that are developed using a number of assumptions. A key assumption to the valuation is the discount rate. The discount rate should be representative of the rate associated with high-quality, fixed-income debt securities. With the overall economic downturn and the tightening of the credit markets that began in 2008, interest rates, in general, have declined. We must consider these economic factors when determining an appropriate discount rate to employ. Consequently, the discount rate we use to measure our obligation has decreased. Changes in the discount rate can significantly increase or decrease our SERP obligation. For instance, a reduction in the discount rate would increase our projected benefit obligation and result in an actuarial loss. Consequently, we could be required to recognize additional pension expense on our consolidated statements of operations related to the actuarial loss in future periods if certain thresholds are met. Other actuarial assumptions include participant demographics such as the expected rate of salary increases and withdrawal rates, among other factors. Actual experience may differ from actuarial assumptions. Changes in any of these assumptions can also affect the measurement of the SERP obligation.

  Recently Issued Accounting Standards

        In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment (ASU 2011-08). ASU 2011-08 gives reporting entities the option to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the "more likely than not" threshold is not met, then the two-step impairment test would not be required. ASU 2011-08 also includes examples of factors that entities should consider when performing qualitative assessments that supersede previous examples included under Accounting Standards Codification Topic 350 of circumstances entities should consider when testing goodwill for impairment between annual tests. ASU 2011-08 will be effective for annual impairment tests performed for fiscal years beginning after December 15, 2011. We do not expect the adoption of ASU 2011-08 to have any impact on our consolidated financial statements.

        In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. Instead, ASU 2011-05 requires entities to report all non-owner changes in stockholders' equity in either a single continuous statement of comprehensive income, or in two separate, but consecutive statements. ASU 2011-05 does not change the items that must be reported in other comprehensive income, or when an item must be reclassified to net income. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220):Presentation of Comprehensive Income—Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12). ASU 2011-12 defers indefinitely provisions contained in ASU 2011-05 that revise existing presentation requirements for reclassification adjustments from comprehensive income as the FASB deliberates this issue at a future date. During the deferral period, reporting entities will continue to follow existing guidance under ASC Topic 220, Comprehensive Income, with respect to the disclosure of reclassifications adjustments. Both

ASU 2011-12 and ASU 2011-05 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and ASU 2011-05 requires retrospective application. Other than the presentational changes to our basic consolidated financial statements that will be required under ASU 2011-05, the adoption of ASU 2011-05 is not expected to have any impact on our consolidated financial statements.

        In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 amends certain fair value principles to improve comparability between GAAP and International Financial Reporting Standards regarding fair value measurements and disclosures. In addition, ASU 2011-04 requires entities to disclose, among others: (1) quantitative information about the significant unobservable inputs used for Level 3 measurements; (2) qualitative information regarding the sensitivity of Level 3 measurements to changes in related unobservable inputs; and (3) the amounts of any transfers between Levels 1 and 2 of the fair value hierarchy and the reasons for those transfers. ASU 2011-04 will become effective during interim and annual periods beginning after December 15, 2011. Other than the additional disclosure requirements with respect to fair value measurements, we do not expect the adoption of ASU 2011-04 to impact our consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        As of December 31, 2011, we have invested $584.3 million in debt securities issued by corporations and federally sponsored agencies. The market value of these investments varies inversely with changes in current market interest rates. In general, as interest rates increase, the market value of a debt investment would be expected to decrease. Conversely, as interest rates decrease, the market value of a debt investment would be expected to increase. To address market risk, we invest in debt securities that mature within two years and hold these investments to maturity so that they can be redeemed at their stated or face value. At December 31, 2011, our investments in debt securities issued by corporations and federally-sponsored agencies had a weighted average stated interest rate of approximately 0.52 percent. These investments mature at various times through 2013 and many are callable annually.

        During sustained periods of instability and uncertainty in the financial markets, we could be exposed to additional investment-related risks that could materially affect the value and liquidity of our investments. In light of these risks, we actively monitor market conditions and developments specific to the securities and security classes in which we invest. We believe that we maintain a conservative investment approach in that we invest exclusively in highly-rated securities with relatively short maturities that we believe do not expose us to undue risks. While we believe we take prudent measures to mitigate investment related risks, such risks cannot be fully eliminated, as circumstances can occur that are beyond our control.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED THERAPEUTICS CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
United Therapeutics Corporation

        We have audited the accompanying consolidated balance sheets of United Therapeutics Corporation as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15 (a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Therapeutics Corporation at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the Standards of the Public Company Accounting Oversight Board (United States), United Therapeutics Corporation's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2012 expressed an unqualified opinion thereon.

                      /s/ Ernst & Young LLP

McLean, Virginia
February 28, 2012

Report of Independent Registered Public Accounting Firm on
Internal Control over Financial Reporting

The Board of Directors and Shareholders
United Therapeutics Corporation

We have audited United Therapeutics Corporation's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). United Therapeutics Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion United Therapeutics Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2011 consolidated financial statements of United Therapeutics Corporation, and our report dated February 28, 2012, expressed an unqualified opinion thereon.

                      /s/ Ernst & Young LLP

McLean, Virginia
February 28, 2012

UNITED THERAPEUTICS CORPORATION

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$162,676	$252,162
Marketable investments	240,803	374,921
Accounts receivable, net of allowance of none for 2011 and 2010	88,680	73,707
Other current assets	6,188	6,840
Prepaid expenses	9,928	8,752
Inventories, net	45,981	35,520
Deferred tax assets	8,199	12,585

Total current assets	562,455	764,487
Marketable investments	343,899	132,849
Marketable investments and cash—restricted	5,123	5,122
Goodwill and other intangible assets, net	22,087	9,861
Property, plant, and equipment, net	366,046	306,044
Deferred tax assets, net	190,745	202,135
Other assets	27,724	11,137

Total assets	$1,518,079	$1,431,635

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$47,257	$16,146
Accrued expenses	57,227	50,280
Convertible notes	—	235,968
Other current liabilities	108,093	126,292

Total current liabilities	212,577	428,686
Convertible notes	194,180	—
Mortgages payable	71,452	68,929
Other liabilities	80,500	39,252

Total liabilities	558,709	536,867
Commitments and contingencies:
Common stock subject to repurchase	10,882	10,882
Stockholders' equity:
Preferred stock, par value $.01, 10,000,000 shares authorized, no shares issued	—	—
Series A junior participating preferred stock, par value $.01, 100,000 shares authorized, no shares issued	—	—
Common stock, par value $.01, 245,000,000 shares authorized, 61,506,063 and 60,017,546 shares issued, and 53,609,645 and 57,555,893 shares outstanding at December 31, 2011 and 2010, respectively	615	600
Additional paid-in capital	992,718	928,690
Accumulated other comprehensive loss	(10,885)	(9,175)
Treasury stock at cost, 7,896,418 and 2,461,653 shares at December 31, 2011 and 2010, respectively	(282,998)	(67,399)
Retained earnings	249,038	31,170

Total stockholders' equity	948,488	883,886

Total liabilities and stockholders' equity	$1,518,079	$1,431,635

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009
Revenues:
Net product sales	$741,094	$591,702	$357,636
Other	2,089	1,197	1,244

Total revenue	743,183	592,899	358,880
Operating expenses:
Research and development	180,015	165,306	120,368
Selling, general and administrative	156,482	188,606	171,894
Cost of product sales	88,904	67,674	40,861

Total operating expenses	425,401	421,586	333,123
Operating income	317,782	171,313	25,757
Other (expense) income:
Interest income	3,450	2,939	5,146
Interest expense	(21,367)	(19,710)	(12,875)
Equity loss in affiliate	(119)	(160)	(141)
Other, net	(629)	769	736

Total other (expense) income, net	(18,665)	(16,162)	(7,134)
Income from continuing operations before income taxes	299,117	155,151	18,623
Income tax (expense) benefit	(81,874)	(43,945)	695

Income from continuing operations	217,243	111,206	19,318
Discontinued operations
Income (loss) from discontinued operations, net of tax	7	(5,290)	144
Gain on disposal of discontinued operations, net of tax	618	—	—

Income (loss) from discontinued operations	625	(5,290)	144

Net income	$217,868	$105,916	$19,462

Net income per common share:
Basic
Continuing operations	$3.80	$1.98	$0.36
Discontinued operations	0.01	(0.09)	0.01

Net income per basic common share	$3.81	$1.89	$0.37

Diluted
Continuing operations	$3.66	$1.87	$0.34
Discontinued operations	0.01	(0.09)	0.01

Net income per diluted common share	$3.67	$1.78	$0.35

Weighted average number of common shares outstanding:
Basic	57,163	56,142	53,314

Diluted	59,395	59,516	56,133

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

Consolidated Statements of Stockholders' Equity

(In thousands, except share data)

	Common Stock			Accumulated Other Comprehensive Income/(Loss)
			Additional Paid-in Capital		Treasury Stock	Retained Earnings (Deficit)	Stockholders' Equity
	Shares	Amount
Balance, December 31, 2008	27,662,151	$276	$722,293	$(5,913)	$(67,395)	$(93,927)	$555,334
Net income	—	—	—	—	—	19,462	19,462
Foreign currency translation adjustments	—	—	—	2,802	—	—	2,802
Unrealized gain on available-for-sale securities	—	—	—	44	—	—	44
Unrealized loss on pension liability	—	—	—	(1,247)	—	—	(1,247)

Total other comprehensive income	—	—	—	1,599	—	19,462	21,061
Issuance of stock dividend	28,064,279	281	—	—	—	(281)	—
Exercise of stock options	955,939	10	32,061	—	—	—	32,071
Tax benefit from exercises of non-qualified stock options	—	—	4,406	—	—	—	4,406
Share-based compensation	—	—	40,137	—	—	—	40,137

Balance, December 31, 2009	56,682,369	567	798,897	(4,314)	(67,395)	(74,746)	653,009
Net income	—	—	—	—	—	105,916	105,916
Foreign currency translation adjustments	—	—	—	(642)	—	—	(642)
Unrealized gain on available-for-sale securities	—	—	—	134	—	—	134
Unrealized loss on pension liability	—	—	—	(4,353)	—	—	(4,353)

Total other comprehensive income	—	—	—	(4,861)	—	105,916	101,055
Conversion of convertible notes	63	—	3	—	(4)	—	(1)
Exercise of stock options	3,335,114	33	83,313	—	—	—	83,346
Tax benefit from exercises of non-qualified stock options	—	—	23,826	—	—	—	23,826
Share-based compensation	—	—	22,651	—	—	—	22,651

Balance, December 31, 2010	60,017,546	600	928,690	(9,175)	(67,399)	31,170	883,886
Net income	—	—	—	—	—	217,868	217,868
Foreign currency translation adjustments	—	—	—	(1,709)	—	—	(1,709)
Unrealized gain on available-for-sale securities	—	—	—	6	—	—	6
Unrealized loss on pension liability	—	—	—	(7)	—	—	(7)

Total other comprehensive income	—	—	—	(1,710)	—	217,868	216,158
Shares received as part of Medicomp sale	—	—		—	(2,750)	—	(2,750)
Conversion of 2011 convertible notes and exercise of convertible note hedge	650,827	7	27,287	—	(27,294)	—	—
Issuance of 2016 convertible notes (Note 8)	—	—	56,192	—	—	—	56,192
2016 convertible note hedge and warrants, net of tax (Note 8)	—	—	(29,069)	—	—	—	(29,069)
Share repurchase (Note 10)	—	—	(26,211)	—	(185,555)	—	(211,766)
Exercise of stock options	837,690	8	23,955	—	—	—	23,963
Tax benefit from exercises of non-qualified stock options	—	—	11,347	—	—	—	11,347
Share-based compensation	—	—	527	—	—	—	527

Balance, December 31, 2011	61,506,063	$615	$992,718	$(10,885)	$(282,998)	$249,038	$948,488

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$217,868	$105,916	$19,462
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,535	17,920	11,394
Provisions for bad debt and inventory obsolescence	5,180	2,398	4,675
Share-based compensation (benefit) expense	(15,715)	113,942	101,015
Impairments	—	7,688	4,494
Expense associated with outstanding license fees	37,049	—	—
Amortization of debt discount and issue costs	19,359	16,839	15,714
Current and deferred tax expense (benefit)	81,432	41,923	(1,038)
Amortization of discount or premium on investments	4,474	2,574	1,551
Equity loss in affiliate and other	2,614	967	(1,848)
Excess tax benefits from share-based compensation	(11,347)	(23,826)	(4,406)
Changes in assets and liabilities:
Accounts receivable	(16,158)	(23,452)	(21,956)
Inventories	(16,055)	(9,196)	(9,061)
Prepaid expenses	(2,107)	(587)	3,422
Other assets	(3,626)	(4,776)	(196)
Accounts payable	16,656	(2,734)	(3,645)
Accrued expenses	3,595	25,612	9,203
Other liabilities	(93,559)	(59,676)	(29,057)

Net cash provided by operating activities	250,195	211,532	99,723

Cash flows from investing activities:
Purchases of property, plant and equipment	(35,977)	(18,640)	(95,400)
Purchases of held-to-maturity investments	(815,684)	(662,225)	(310,634)
Maturities of held-to-maturity investments	733,876	421,528	249,083
Sales of trading investments	—	36,200	—
Acquisitions	(3,547)	—	(3,568)
Restrictions on cash	(1)	13,901	(2,099)

Net cash used in investing activities	(121,333)	(209,236)	(162,618)

Cash flows from financing activities:
Principal payments of debt	(251,039)	—	—
Proceeds received from issuance of debt	250,000	70,000	—
Payments of transaction costs related to issuance of debt	(7,535)	(1,055)	—
Payment for convertible note hedge and warrants, net	(33,250)	—	—
Payment of lease obligation	—	(31,442)	—
Payment for an accelerated share repurchase transaction (Note 10)	(212,000)	—	—
Proceeds from exercise of stock options	24,398	85,427	32,071
Excess tax benefits from share-based compensation	11,347	23,826	4,406

Net cash (used in) provided by financing activities	(218,079)	146,756	36,477

Effect of exchange rate changes on cash and cash equivalents	(269)	2,758	(2,682)
Net (decrease) increase in cash and cash equivalents	(89,486)	151,810	(29,100)
Cash and cash equivalents, beginning of year	252,162	100,352	129,452

Cash and cash equivalents, end of year	$162,676	$252,162	$100,352

Supplemental cash flow information:
Cash paid for interest	$4,103	$1,818	$1,250

Cash paid for income taxes	$46,939	$22,683	$23,931

Non-cash investing and financing activities:
Acquisitions—non-cash consideration	$5,873	$—	$4,776

Non-cash additions to property, plant and equipment	$23,063	$2,445	$2,571

Issuance of common stock upon conversion of convertible notes	$27,294	$—	$—

Assumption of mortgage in connection with the acquisition of property	$3,736	$—	$—

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

        Our lead product, Remodulin® (treprostinil) Injection (Remodulin), was first approved in 2002 by the United States Food and Drug Administration (FDA) and has also been approved for use in countries outside of the United States. We sell Remodulin in the United States and in various other countries around the world. In 2009, we received FDA approval for Tyvaso® (treprostinil) Inhalation Solution (Tyvaso) and Adcirca® (tadalafil) tablets (Adcirca), both of which we market in the United States.

2. Summary of Significant Accounting Policies

  Basis of Presentation and Principles of Consolidation

        The accompanying consolidated financial statements of United Therapeutics and its wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). All intercompany balances and transactions have been eliminated in consolidation. The operating results of Medicomp, Inc. for each of the three years in the three-year period ended December 31, 2011 have been reclassified and presented within discontinued operations on our consolidated statements of operations. This change in presentation had no impact on net income as previously reported. We did not recast our consolidated balance sheet at December 31, 2010 or our consolidated statements of stockholders' equity or cash flows for years ended December 31, 2010 and 2009 to reflect the classification of Medicomp, Inc. as a discontinued operation as the impact is not significant to those statements (refer to Note 18—Sale of Medicomp, Inc.).

  Use of Estimates

        The preparation of the consolidated financial statements in accordance with GAAP requires our management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on assumptions regarding historical experience, currently available information and anticipated developments that we believe are reasonable and appropriate. However, because the use of estimates involves an inherent degree of uncertainty, actual results could differ from those estimates. Our significant accounting policies that require use of subjective and/or complex judgment and estimates impact the following financial statement areas: revenue recognition, share-based compensation, marketable investments, fair value measurements (including those relating to our acquisitions), income taxes, goodwill and other intangible assets, and obligations related to our Supplemental Executive Retirement Plan.

  Fair Value of Financial Instruments

        The carrying amounts of cash and cash equivalents, accounts receivables, accounts payable, and accrued expenses approximate fair value because of their short maturities. The fair values of our marketable investments and 1.0% Convertible Senior Notes due September 15, 2016 (2016 Convertible Notes) are reported in Notes 4—Marketable Investments and 5—Fair Value Measurements, respectively.

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

The recorded value of our $70.0 million mortgage loan approximates its fair value as it bears a variable rate of interest that we believe approximates the market rate of interest for debt with similar credit risk profiles, terms and maturities. Refer to Note 8—Debt—Mortgage Financing—Wells Fargo.

  Fair Value Measurements

        Fair value is a market-based measurement, not an entity-specific measurement. The objective of a fair value measurement is to estimate the price to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. Such transactions to sell an asset or transfer a liability are assumed to occur in the principal market for that asset or liability, or in the absence of the principal market, the most advantageous market for the asset or liability.

        Assets and liabilities subject to fair value measurement disclosures are required to be classified according to a three-level fair value hierarchy with respect to the inputs (or assumptions) used to determine fair value. Observable inputs such as unadjusted quoted market prices for identical assets or liabilities are given the highest priority within the hierarchy (Level 1). When observable inputs are unavailable, the use of unobservable inputs is permitted—i.e., inputs that a reporting entity believes market participants would use in pricing that are developed based on the best information available. Unobservable inputs are given the lowest priority within the hierarchy (Level 3). The level in which an asset or liability is disclosed within the fair value hierarchy is based on the lowest level input that is significant to the related fair value measurement in its entirety. The guidance under the fair value measurement framework applies to other existing accounting guidance in the Financial Accounting Standard Board (FASB) codification that requires or permits fair value measurements. Refer to related disclosures at Note 5—Fair Value Measurements to these consolidated financial statements.

  Cash Equivalents

        Cash equivalents consist of highly liquid investments with maturities of three months or less from the date of acquisition and include money market funds, commercial paper, and certificates of deposit.

  Marketable Investments

        Substantially all of our marketable investments are debt securities that we classify as held-to-maturity because of our positive intent and ability to hold the securities until maturity. Held-to-maturity securities are classified as either current or non-current on our consolidated balance sheet based on their contractual maturity dates and recorded at amortized cost, adjusted for the amortization of discounts or premiums. Related discounts and premiums are amortized over the term of these securities as an adjustment to yield using the effective interest method.

        We monitor our investment portfolio for impairment quarterly or more frequently if circumstances warrant. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, we record an impairment charge within earnings attributable to the estimated credit loss. In determining whether a decline in the value of an investment is other-than-temporary, we evaluate currently available factors that may include, among others: (1) general market conditions, (2) the duration and extent to which fair value has been less than the carrying value, (3) the investment issuer's financial condition and business outlook, and (4) our

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

assessment as to whether it is more likely than not that we will be required to sell a security prior to recovery of its amortized cost basis.

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

  Inventories

        Inventories are stated at the lower of cost (first-in, first-out method) or market (current replacement cost) and consist of the following, net of reserves (in thousands):

	December 31,
	2011	2010
Pharmaceutical Products:
Raw materials	$9,171	$2,788
Work in progress	14,222	18,598
Finished goods	22,588	13,098
Delivery pumps, supplies and equipment	—	1,036

Total inventories	$45,981	$35,520

  Goodwill and Other Intangible Assets

        The carrying amount of goodwill and indefinite-lived intangible assets are not amortized but subject to annual impairment testing. We evaluate goodwill and indefinite-live intangible assets for impairment during the fourth quarter of each year, or more frequently if impairment indicators exist. In determining whether goodwill is impaired, we compare the estimated fair value of the reporting unit to which goodwill has been assigned to its carrying value (Step 1 of the goodwill impairment test). If the carrying amount of a reporting unit exceeds its fair value, then the amount of an impairment loss, if any, is measured as the excess of the carrying amount of goodwill over its implied fair value (Step 2 of the goodwill impairment test).

        In February 2011, we entered into an agreement to sell our wholly-owned subsidiary, Medicomp, Inc. (Medicomp). Based on the estimated fair value of the purchase consideration, we wrote off the carrying value of Medicomp's goodwill at December 31, 2010 and recognized a related impairment charge of $6.2 million, which has been included within the results of discontinued operations on our consolidated statement of operations for the year ended December 31, 2010.

        Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. Impairment losses are recognized to the extent the undiscounted expected future cash flows associated with the asset are less than its carrying amount.

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        Goodwill and other intangible assets comprise the following (in thousands):

	As of December 31, 2011			As of December 31, 2010
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill(1)(2)	$8,123	$—	$8,123	$2,487	$—	$2,487
Other intangible assets(1):
Technology, patents and tradenames	4,766	(1,999)	2,767	8,991	(5,368)	3,623
Customer relationships and non-compete agreements	4,653	(1,658)	2,995	4,762	(1,011)	3,751
Contract-based(2)	8,350	(148)	8,202	—	—	—

Total	$25,892	$(3,805)	$22,087	$16,240	$(6,379)	$9,861

(1)
Includes foreign currency translation adjustments.

(2)
Refer to Note 17—Acquisitions.

        We are amortizing other intangible assets over an estimated weighted average life of 12.1 years. Related amortization expense for the years ended December 31, 2011, 2010 and 2009, was $1.7 million, $1.6 million and $717,000, respectively. As of December 31, 2011, aggregate amortization expense relating to intangible assets for each of the five succeeding years and thereafter is estimated as follows (in thousands):

Year Ended December 31,
2012	$1,834
2013	1,812
2014	1,804
2015	1,556
2016	1,060
Thereafter	5,898

$13,964

  Property, Plant and Equipment

        Property, plant and equipment is recorded at cost and depreciated over its estimated useful life using the straight-line method. The estimated useful lives of property, plant and equipment by major category are as follows:

Buildings	39 Years
Building improvements	10-39 Years
Furniture, equipment and vehicles	3-15 Years
Leasehold improvements	Remaining lease term, or the estimated useful life of the improvement, whichever is shorter

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        Property, plant and equipment consists of the following (in thousands):

	As of December 31,
	2011	2010
Land	$21,723	$20,236
Buildings, building improvements and leasehold improvements	249,289	239,473
Buildings under construction	72,511	7,241
Furniture, equipment and vehicles	75,801	77,287

	419,324	344,237
Less—accumulated depreciation	(53,278)	(38,193)

Property, plant and equipment, net	$366,046	$306,044

        Depreciation expense for the years ended December 31, 2011, 2010 and 2009 was $18.2 million, $17.6 million and $10.7 million, respectively.

        Buildings under construction at December 31, 2011 and 2010 consists of direct costs relating to our construction projects, including capitalized interest. We expect to complete the expansion of our corporate headquarters located in Maryland in the first quarter of 2012 and our North Carolina facility in mid-2012. At December 31, 2011 and 2010, we capitalized interest of $842,000 and $103,000, respectively, relating to these construction projects.

  Treasury Stock

        Treasury stock is recorded at cost, including commissions and fees. The cost of treasury shares sold is determined using the first-in, first-out method. Related gains and losses on sales of treasury stock are recognized as adjustments to stockholders' equity.

  Revenue Recognition

  Remodulin and Tyvaso

        We sell both Remodulin and Tyvaso to our specialty pharmaceutical distributors under similar contractual arrangements. Sales of Remodulin and Tyvaso are recognized when title and risk of ownership pass to our distributors upon satisfactory delivery—i.e., when all of our performance obligations under these distributor arrangements have been satisfied. We record sales of Remodulin and Tyvaso net of various product sales allowances in the period that associated revenues are recognized. These sales allowances include estimated rebates, prompt payment discounts and service fees to our distributors. Calculating these sales allowances involves the use of significant estimates and judgments and information from external sources.

        We derive our provisions for rebates from an analysis of historical levels of rebates to both state Medicaid agencies and third-party payers by product, relative to sales of each product. In formulating our estimates, we also consider the impact of anticipated changes in product sales trends and government rebate programs, particularly as they relate to eligibility requirements and/or rebate pricing. Since rebate eligibility and pricing requirements can differ for Remodulin and Tyvaso, we analyze rebate data separately for each of these products.

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        We estimate prompt pay discounts based on observed payment behavior. Our distributors have routinely taken advantage of these discounts and we expect them to continue to do so.

        We pay our distributors for contractual services rendered and accrue for related fees based on contracted rates applied to the estimated units of service provided by distributors for a given period.

        Our distributors do not possess return rights; however, we provide exchange rights in the event that product is damaged during shipment or expires. Exchanges for damaged product are highly infrequent. In the event that Remodulin or Tyvaso has been damaged during shipment and we have been promptly notified as required under our distributor arrangements, we do not recognize revenue on that shipment until damaged product has been replaced. Replacement of damaged product generally occurs within several days after we are notified of the damage. Furthermore, the number of product exchanges due to expiration has been minimal because we sell Remodulin and Tyvaso with a remaining shelf life in excess of one year and our distributors typically carry a 30- to 60-day supply of our products at any given time. In addition, we closely track inventory levels in the distribution channels and we do not require, nor do we provide incentives for our distributors to assume, inventory levels of Remodulin or Tyvaso beyond what would be considered reasonable and customary in the ordinary course of business.

        The financial effects of exchange rights for Remodulin have been immaterial and we expect the volume of exchanges to be consistent with historical levels. Specifically, Remodulin exchanges have comprised substantially less than one percent of the volume of vials that we sell. Because historical and anticipated future exchanges of Remodulin have been and are expected to be immaterial, we do not record a reserve for estimated exchange rights in the period of sale. Furthermore, because Tyvaso is distributed in the same manner and under similar contractual arrangements as Remodulin and the level of product exchanges for Tyvaso has been less than that of Remodulin, we expect that exchanges of Tyvaso will continue to be less than or comparable to exchanges for Remodulin. Accordingly, we have not recognized a reserve for anticipated future exchanges of Tyvaso. Lastly, we closely monitor exchange data for both of these therapies to ensure that our assumptions continue to be reasonable, appropriate and current.

  Adcirca

        Adcirca is manufactured for us by Lilly and distributed through Lilly's pharmaceutical wholesaler network. Specifically, Lilly handles all of the administrative functions associated with the sale of Adcirca on our behalf, including the receipt and processing of customer purchase orders, shipment to customers, and invoicing and collection of customer payments. In addition, sales terms for Adcirca include return rights that extend throughout the distribution channel. We recognize sales of Adcirca on a gross basis (net of allowances) upon delivery to customers due to the following factors: (1) we are responsible for the acceptability of the product purchased by wholesalers; (2) we bear all inventory risk, as title and risk of loss pass to us at the shipping point from Lilly's manufacturing facility; (3) we assume credit risk if Lilly is unable to collect amounts due from customers; and (4) we assume the risk and cost of a product recall, if required.

        We recognize sales of Adcirca net of: (1) estimated rebates (including discounts required under Medicare Part D); (2) prompt pay discounts; (3) allowances for product returns; and (4) wholesaler fees. We estimate our liability for rebates based on an analysis of historical levels of rebates to both Medicaid and commercial third-party payers. In addition, we determine our obligation for prescription

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

drug discounts required for Medicare Part D patients within the coverage gap based on estimations of the number of Medicare Part D patients and the period such patients will remain within the coverage gap. We base our estimates for prompt pay discounts on observed customer payment behavior and expectations regarding the future utilization of such discounts. We derive estimates relating to the allowance for returns from published industry data specific to specialty pharmaceuticals and will continue to do so until we have sufficient historical data on which to base our allowance. In addition, we compare patient prescription data for Adcirca to sales of Adcirca on a quarterly basis to ensure a reasonable relationship between prescription and sales trends. To date, we have not identified any unusual patterns in the volume of prescriptions relative to sales that would warrant reconsideration of, or adjustment to, the methodology we currently employ to estimate our allowance for returns. Lastly, wholesaler fees are based on contractual percentages of sales to wholesalers.

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

        We recognize the following as research and development expense in the period related costs are incurred:

  •
  Costs associated with in-house or contracted production activities prior to receiving FDA approval for such facilities, or for major unproven changes to our production processes;

  •
  Costs incurred in licensing the rights to technologies in the research and development stage that have no alternative future uses; and

  •
  Up-front payments made in connection with arrangements to obtain license and distribution rights to pharmaceutical product candidates prior to the regulatory approval, absent any alternative future uses.

  Share-Based Compensation

        Share-based awards that require cash settlement upon exercise, such as those granted under our Share Tracking Award Plans, are classified as a liability. Accordingly, the fair value of related cash settled awards is re-measured at each reporting date until awards are exercised or are otherwise no longer outstanding. Related changes in the fair value of outstanding cash-settled awards at each reporting date are recognized as adjustments to share-based compensation expense.

        Generally, the fair value of a stock option grant is measured on its grant date and related compensation expense is recognized ratably over the requisite service period. Compensation expense is recognized in its entirety based on the grant-date fair value for stock option awards that vest immediately upon issuance. Compensation expense is accrued for performance-based stock option grants when we determine it is probable that the performance criteria will be met.

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

  Concentrations of Credit Risk, Products, Revenues and Customers

  Concentration of credit risk

        Financial instruments that are exposed to credit risk consist of cash, money market funds, commercial paper, marketable investments, and trade receivables. We maintain our cash and money market funds with financial institutions that are federally insured. While balances deposited in these institutions often exceed Federal Deposit Insurance Corporation limits, we have not experienced any losses on related accounts to date. Furthermore, we limit our risk exposure by maintaining funds in financial institutions that we believe are creditworthy and financially sound. Our investments in commercial paper and marketable debt investments have been issued by federally sponsored agencies and corporate entities with high credit ratings. We mitigate the risks associated with holding these types of securities by investing in highly-rated securities with relatively short maturities that we believe do not subject us to undue investment risk. At any given time, our trade receivables are concentrated among a small number of principal customers. If any of these financial institutions, issuers or customers fail to perform their obligations under the terms of these financial instruments, our maximum exposure to potential losses would equal amounts reported on our consolidated balance sheets.

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

  Concentration of products, revenues and customers

        During the years ended December 31, 2011, 2010 and 2009, net sales of Remodulin accounted for 58%, 68% and 92%, respectively, of our total net revenues. Net sales of Remodulin in the United States to our three distributors comprised 49%, 59% and 81%, respectively, of our total net revenues. In addition, these three U.S.-based distributors are our sole customers for Tyvaso. Net sales of Tyvaso during the years ended December 31, 2011, 2010 and 2009 comprised 32%, 26% and 6% of our net revenues.

        At December 31, 2011 and 2010, 68% and 77%, respectively, of our accounts receivable were due from our three U.S.-based distributors. While we rely on our distributors to market Remodulin and Tyvaso, there are several other qualified distributors that could replace any one of our current distributors should the need arise.

        During the years ended December 31, 2011, 2010 and 2009, we derived 61%, 65% and 71% of our total net product revenues from one customer. Estimated net revenues from that customer were as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Accredo Health Group, Inc.	$455,504	$387,251	$253,314

3. Recently Issued Accounting Standards

        In September 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment (ASU 2011-08). ASU 2011-08 gives reporting entities the option to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the "more likely than not" threshold is not met, then the two-step impairment test would not be required. ASU 2011-08 also includes examples of factors that entities should consider when performing qualitative assessments that supersede previous examples included under Accounting Standards Codification Topic 350 of circumstances entities should consider when testing goodwill for impairment between annual tests. ASU 2011-08 will be effective for annual impairment tests performed for fiscal years beginning after December 15, 2011. We do not expect the adoption of ASU 2011-08 to have any impact on our consolidated financial statements.

        In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. Instead, ASU 2011-05 requires entities to report all non-owner changes in stockholders' equity in either a single continuous statement of comprehensive income, or in two separate, but consecutive statements. ASU 2011-05 does not change the items that must be reported in other comprehensive income, or when an item must be reclassified to net income. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220):Presentation of Comprehensive Income—Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12). ASU 2011-12 defers indefinitely provisions contained in ASU 2011-05 that revise existing presentation requirements for reclassification

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

3. Recently Issued Accounting Standards (Continued)

adjustments from comprehensive income as the FASB deliberates this issue at a future date. During the deferral period, reporting entities will continue to follow existing guidance prior to ASU 2011-05 under ASC Topic 220, Comprehensive Income, with respect to the disclosure of reclassifications adjustments. Both ASU 2011-12 and ASU 2011-05 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and ASU 2011-05 requires retrospective application. Other than the presentational changes to our basic consolidated financial statements that will be required under ASU 2011-05, the adoption of ASU 2011-05 is not expected to have any impact on our consolidated financial statements.

        In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 amends certain fair value principles to improve comparability between GAAP and International Financial Reporting Standards regarding fair value measurements and disclosures. In addition, ASU 2011-04 requires entities to disclose, among others: (1) quantitative information about the significant unobservable inputs used for Level 3 measurements; (2) qualitative information regarding the sensitivity of Level 3 measurements to changes in related unobservable inputs; and (3) the amounts of any transfers between Levels 1 and 2 of the fair value hierarchy and the reasons for those transfers. ASU 2011-04 will become effective during interim and annual periods beginning after December 15, 2011. Other than the additional disclosure requirements with respect to fair value measurements, we do not expect the adoption of ASU 2011-04 to impact our consolidated financial statements.

4. Marketable Investments

  Held-to-Maturity Investments

        Marketable investments classified as held-to-maturity consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government-sponsored enterprises at December 31, 2011	$308,202	$155	$(170)	$308,187
Corporate notes and bonds at December 31, 2011	276,118	113	(442)	275,789

Total	$584,320	$268	$(612)	$583,976

Reported under the following captions on the consolidated balance sheet at December 31, 2011:
Current marketable investments	$240,803
Noncurrent marketable investments	343,517

	$584,320

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

4. Marketable Investments (Continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government-sponsored enterprises at December 31, 2010	$282,005	$52	$(152)	$281,905
Corporate notes and bonds at December 31, 2010	225,394	144	(68)	225,470

Total	$507,399	$196	$(220)	$507,375

Reported under the following captions on the consolidated balance sheet at December 31, 2010:
Current marketable investments	$374,921
Noncurrent marketable investments	132,478

	$507,399

        The following table summarizes gross unrealized losses and the length of time marketable investments have been in a continuous unrealized loss position (in thousands):

	December 31,
	2011		2010
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Government sponsored enterprises:
Less than one year	$170,018	$(170)	$152,844	$(152)
Greater than one year	—	—	—	—

	170,018	(170)	152,844	(152)
Corporate notes:
Less than one year	149,383	(442)	107,883	(68)
Greater than one year	—	—	—	—

	149,383	(442)	107,883	(68)

Total	$319,401	$(612)	$260,727	$(220)

        We attribute the unrealized losses on held-to-maturity securities as of December 31, 2011 and 2010, to the variability in related market interest rates. We do not intend to sell these securities, nor is it more likely than not that we will be required to sell them prior to the end of their contractual term. Furthermore, we believe these securities do not subject us to undue market risk or counterparty credit risk. As such, we do not consider these securities to be other than temporarily impaired.

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

4. Marketable Investments (Continued)

        The following table summarizes the contractual maturities of held-to-maturity marketable investments at December 31, 2011 (in thousands):

	December 31, 2011
	Amortized Cost	Fair Value
Due in less than one year	$240,803	$240,884
Due in one to two years	343,517	343,092
Due in three to five years	—	—
Due after five years	—	—

Total	$584,320	$583,976

  Trading Investments

        During the years ended December 31, 2011, 2010 and 2009, we recognized trading gains of none, $6.9 million and $1.9 million, respectively.

  Equity Investments

        As of December 31, 2011 and 2010, we owned less than 1% of the common stock of a public company. Our investment is classified as available-for-sale and reported at fair value based on the quoted market price.

        As of December 31, 2011, we maintain equity investments totaling approximately $8.0 million in privately-held corporations. We account for these investments at cost since we do not have the ability to exercise significant influence and their fair values are not readily determinable. The fair value of these investments has not been estimated at December 31, 2011, as there have been no events or developments indicating the related carrying amounts may be impaired. We include these investments within non-current other assets on our consolidated balance sheets.

5. Fair Value Measurements

        Assets and liabilities carried at, or permitted to be carried at, fair value are classified and disclosed in one of the following categories based on the lowest level input that is significant to a fair value measurement:

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

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

5. Fair Value Measurements (Continued)

        Assets and liabilities subject to fair value measurements are as follows (in thousands):

	As of December 31, 2011
	Level 1	Level 2	Level 3	Balance
Assets
Money market funds(1)	$72,905	$—	$—	$72,905
Federally-sponsored and corporate debt securities(2)	—	583,976	—	583,976
Available-for-sale equity investment	382	—	—	382

Total Assets	$73,287	$583,976	$—	$657,263

Liabilities
Convertible notes maturing in 2016(3)	$—	$292,500	$—	$292,500
Contingent consideration(4)	—	—	7,973	7,973

	$—	$292,500	$7,973	$300,473

	As of December 31, 2010
	Level 1	Level 2	Level 3	Balance
Assets
Money market funds(1)	$91,206	$—	$—	$91,206
Federally-sponsored and corporate debt securities(2)	—	507,375	—	507,375
Available-for-sale equity investment	373	—	—	373

Total Assets	$91,579	$507,375	$—	$598,954

Liabilities
Convertible notes maturing in 2011	$421,721	$—	$—	$421,721
Contingent consideration(4)	—	—	1,894	1,894

	$421,721	$—	$1,894	$423,615

(1)
Included in cash and cash equivalents, marketable investments and cash—restricted on the accompanying consolidated balance sheets.

(2)
Included in current and non-current marketable investments on the accompanying consolidated balance sheets. The fair value of these securities is principally measured or corroborated by trade data for identical issues or that of comparable securities in which related trading activity is not sufficiently frequent to be considered Level 1 inputs. See also Note 4—Marketable Investments—Held-to-Maturity Investments to these consolidated financial statements.

(3)
Included in non-current convertible notes and relate to our 2016 Convertible Notes. Refer to Note 8—Debt for details. Pricing of our 2016 Convertible Notes has been estimated using other observable inputs including the price of our common stock, implied volatility, interest rates and credit spreads among others. Over time, we expect a market for the 2016 Convertible Notes to develop. At that time, we intend to use trade data as the principal basis for measuring fair value, as we did for our convertible notes that matured in October 2011.

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

5. Fair Value Measurements (Continued)

(4)
Included in non-current liabilities on the accompanying consolidated balance sheets. The fair value of contingent consideration has been measured using a probability weighted discounted cash flow model which incorporates Level 3 inputs including estimated discount rates that we believe market participants would consider relevant in pricing and the projected timing and amount of cash flows. Refer also to Note 17—Acquisitions.

        The tables below provide a reconciliation of the beginning and ending balances of Level 3 assets and liabilities for the years ended December 31, 2011 and 2010 (in thousands):

Contingent Consideration
Balance January 1, 2011—Asset (Liability)	$(1,894)
Transfers into Level 3	—
Transfers out of Level 3	—
Total gains/(losses) realized/unrealized
Included in earnings	(1,575)
Included in other comprehensive income	6
Purchases	(5,871)
Sales	—
Issuances	—
Settlements	1,361

Balance December 31, 2011—Asset (Liability)	$(7,973)

Amount of total gains/(losses) for the year ended December 31, 2011 included in earnings that are attributable to the change in unrealized gains or losses related to the outstanding liabilities	$(1,575)

	Auction-rate Securities	Auction-rate Securities Put Option	Contingent Consideration	Total
Balance January 1, 2010—Asset (Liability)	$29,332	$6,741	$(5,602)	$30,471
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains/(losses) realized/unrealized
Included in earnings	6,868	(6,741)	1,776	1,903
Included in other comprehensive income	—	—	586	586
Purchases	—	—	—	—
Sales	—	—	—	—
Issuances	—	—	—	—
Settlements	(36,200)	—	1,346	(34,854)

Balance December 31, 2010—Asset (Liability)	$—	$—	$(1,894)	$(1,894)

Amount of total gains/(losses) for the year ended December 31, 2010 included in earnings that are attributable to the change in unrealized gains related to outstanding liabilities	$—	$—	$1,776	$1,776

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

6. Accrued Expenses

        Accrued expenses consist of the following by major category (in thousands):

	December 31,
	2011	2010
Royalties and rebates	$33,002	$26,946
Payroll related	16,945	11,271
Research related	2,939	8,549
Other	4,341	3,514

Total	$57,227	$50,280

7. Share Tracking Award Plans

        We maintain two share tracking award plans: the United Therapeutics Corporation Share Tracking Awards Plan, originally adopted in June 2008 (2008 STAP) and the United Therapeutics Corporation 2011 Share Tracking Awards Plan, adopted in March 2011 (2011 STAP). Under these plans, we grant long-term, equity-based compensation to eligible participants. Share tracking awards convey the right to receive in cash an amount equal to the appreciation of our common stock, which is calculated as the positive difference between the closing price of our common stock on the date of exercise and the date of grant. Awards generally vest in equal increments on each anniversary of the date of grant over a three- or four-year period and expire on the tenth anniversary of the date of grant. The maximum number of awards that can be granted under the 2008 STAP is 9.0 million of which, 403,000 remained available for issuance as of December 31, 2011. The maximum number of awards that can be granted under the 2011 STAP is 2.0 million, of which 408,000 remained available for issuance as of December 31, 2011. In February 2012, our Board of Directors amended the 2011 STAP to increase the total number of awards available for grant by 2.0 million and concurrently amended the 2008 STAP to cancel any remaining awards available for future grants thereunder. We refer to the 2008 STAP and the 2011 STAP collectively as the "STAP," and awards granted under either of these plans as "awards."

        The STAP liability balance was $79.9 million and $125.6 million at December 31, 2011 and 2010, respectively, and has been included in other current liabilities on our consolidated balance sheets.

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

        A description of the key inputs used in estimating the fair value of the awards is provided below:

        Expected volatility—Volatility is a measure of the amount the price of our common stock has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. We use historical volatility based on weekly price observations of our common stock during the period immediately preceding an award that is equal to the expected term of an award (up to a maximum of five years). We believe the volatility in the price of our common stock over the preceding five years generally provides the best representation of future long-term volatility.

        Risk-free interest rate—The risk-free interest rate is the average interest rate consistent with the yield available on a U.S. Treasury note with a term equal to the expected term of an award.

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

7. Share Tracking Award Plans (Continued)

        Expected term of awards—An award's expected term reflects the estimated time period we expect an award to remain outstanding. We apply the simplified method in developing an estimate of the expected term. We employ this methodology for estimating the expected term of awards until such time that more refined estimates based on historical exercise behavior of the awards can be established.

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

        The table below presents the assumptions used to measure the fair value of awards at December 31, 2011, 2010 and 2009:

	December 31,
	2011	2010	2009
Expected volatility	38.0%	46.8%	47.3%
Risk-free interest rate	0.5%	1.7%	2.8%
Expected term of awards (in years)	3.9	4.5	5.0
Forfeiture rate	7.0%	6.7%	5.4%
Expected dividend yield	0.0%	0.0%	0.0%

        A summary of the status and activity of the STAP is presented below:

	Number of Awards	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in 000s)
Outstanding at January 1, 2011	7,380,480	$39.91
Granted	1,619,131	64.46
Exercised	(878,601)	29.78
Forfeited	(326,010)	45.85

Outstanding at December 31, 2011	7,795,000	$45.90	7.6	$56,124

Exercisable at December 31, 2011	3,728,762	$36.10	7.2	$47,421

Expected to vest at December 31, 2011	3,455,570	$53.82	8.5	$8,056

        The weighted average fair value of awards granted, as of their date of grant, during the years ended December 31, 2011, 2010 and 2009 was $27.80, $26.23 and $29.12, respectively.

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

7. Share Tracking Award Plans (Continued)

        Share-based compensation (benefit) expense recognized in connection with the STAP is as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Research and development	$(8,190)	$42,791	$27,106
Selling, general and administrative	(8,023)	47,926	34,209
Cost of product sales	(174)	—	—

Share-based compensation (benefit) expense before taxes	(16,387)	90,717	61,315
Related income tax expense (benefit)	6,058	(33,565)	(22,687)

Share-based compensation (benefit) expense, net of taxes	$(10,329)	$57,152	$38,628

Share-based compensation capitalized as part of inventory	$(203)	$3,002	$2,336

        Cash paid to settle STAP exercises during the years ended December 31, 2011, 2010 and 2009 was $28.7 million, $32.9 million and $8.2 million, respectively.

8. Debt

  Convertible Notes Due 2011

        On October 30, 2006, we issued at par value $250.0 million of 0.50% Convertible Senior Notes that matured on October 15, 2011 (2011 Convertible Notes). Upon maturity, the aggregate conversion value, which was determined over the consecutive twenty trading-day period beginning on October 17, 2011, was $277.3 million. Accordingly, we paid note holders the outstanding principal value totaling $250.0 million in cash and issued 650,827 shares of our common stock for the remaining aggregate conversion value. Concurrently with the issuance of our common stock upon conversion, we received 650,827 shares of our common stock pursuant to the terms of a convertible note hedge transaction described below. We included these shares within treasury stock on our consolidated balance sheet at December 31, 2011.

  Convertible Notes Due 2016

        On October 17, 2011, we issued at par value $250.0 million of 1.0% Convertible Senior Notes due September 15, 2016 (2016 Convertible Notes). We received $242.5 million in net proceeds from the offering after deducting fees paid to the initial purchaser (Deutsche Bank Securities, Inc.) and our offering expenses. We used the net proceeds to: (1) repurchase shares of our common stock under an accelerated share repurchase arrangement as described in Note 10—Stockholders' Equity—Share Repurchase; and (2) pay the net cost of the convertible note hedge and warrant transactions described below. The accelerated share repurchase, convertible note hedge and warrant transactions were all entered into with Deutsche Bank AG London Branch (DB London), an affiliate of Deutsche Bank Securities, Inc., and became effective on the issuance date of the 2016 Convertible Notes.

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

8. Debt (Continued)

        Terms of the 2016 Convertible Notes are substantially similar to those of the 2011 Convertible Notes. Interest will be payable semi-annually, in arrears, on March 15th and September 15th of each year. The initial conversion price is $47.69 per share and the maximum number of shares underlying the debt is approximately 5.2 million shares.

        Conversion can occur: (1) any time after June 15, 2016; (2) during any calendar quarter that follows a calendar quarter in which the price of our common stock exceeds 130 percent of the conversion price for at least 20 days during the 30 consecutive trading-day period ending on the last trading day of the quarter; (3) during the ten consecutive trading-day period following any five consecutive trading-day period in which the trading price of the 2016 Convertible Notes is less than 95 percent of the closing price of our common stock multiplied by the then current number of shares underlying the 2016 Convertible Notes; (4) upon specified distributions to our shareholders; (5) in connection with certain corporate transactions; or (6) in the event that our common stock ceases to be listed on the NASDAQ Global Select Market, the NASDAQ Global Market, or the New York Stock Exchange, or any of their respective successors. As of December 31, 2011, none of the contingent conversion thresholds described above were met in order for the 2016 Convertible Notes to be convertible at the option of the noteholders. As a result, the 2016 Convertible Notes have been classified as a non-current liability on our consolidated balance sheet at December 31, 2011. In future financial reporting periods, the classification of the 2016 Convertible Notes may change depending on whether any of the above contingent criteria have been subsequently satisfied.

        At December 31, 2011, the aggregate conversion value of the 2016 Convertible Notes did not exceed their par value using a conversion price of $47.25, the closing price of our common stock on December 31, 2011.

        Upon conversion, holders of our 2016 Convertible Notes are entitled to receive: (1) cash equal to the lesser of the par value of the notes or the conversion value (the number of shares underlying the 2016 Convertible Notes multiplied by the then current conversion price per share); and (2) to the extent the conversion value exceeds the par value of the notes, shares of our common stock. In the event of a change in control, as defined in the indenture under which the 2016 Convertible Notes have been issued, holders can require us to purchase all or a portion of their 2016 Convertible Notes for 100 percent of the notes' par value plus any accrued and unpaid interest.

        We analyzed the conversion option and other specific features embedded in the 2016 Convertible Notes and determined that we would not be required to account for these features separately as derivatives. However, because the 2016 Convertible Notes provide for settlement wholly or partially in cash, we are required to account for their liability and equity components separately so that the subsequent recognition of interest expense reflects our non-convertible borrowing rate. Accordingly, we estimated the fair value of the 2016 Convertible Notes without consideration of the conversion option as of the date of issuance (Liability Component). The excess of the proceeds received over the estimated fair value of the Liability Component totaling $57.9 million has been recorded as the conversion option (Equity Component) and a corresponding offset has been recognized as a discount to the 2016 Convertible Notes to reduce their net carrying value. We are amortizing the discount over the five-year period ending September 15, 2016 (the expected life of the Liability Component) using the interest method and an effective rate of interest of 6.7 percent, which corresponds to our estimated non-convertible borrowing rate at the date of issuance.

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

8. Debt (Continued)

        We accounted for the 2011 Convertible Notes in a similar manner and allocated $72.4 million to the equity component. The corresponding discount had been fully amortized at maturity using an effective rate of interest of 7.5 percent.

        Interest expense incurred in connection with our convertible notes consisted of the following (in thousands):

	Year Ended December 31,
	2011	2010	2009
Contractual coupon rate of interest	$1,510	$1,250	$1,250
Discount amortization	16,118	15,705	14,581

Interest expense—convertible notes	$17,628	$16,955	$15,831

        The carrying value of our convertible notes consisted of the following (in thousands):

	December 31,
	2011	2010
Principal balance	$250,000	$249,968
Discount, net of accumulated amortization of $2,118 and $58,402	(55,820)	(14,000)

Carrying amount	$194,180	$235,968

  Convertible Note Hedge and Warrant Transactions

        In connection with each issuance of our convertible notes, we entered into separate convertible note hedge and warrant transactions with DB London to reduce the potential dilutive impact upon the conversion of our convertible notes. Pursuant to the convertible note hedge, we purchased call options on our common stock, under which we have the right to acquire from DB London up to the maximum number of shares of our common stock underlying our convertible notes at a strike price that is equal to the initial conversion price of our convertible notes. Our exercise rights under the call options trigger upon conversion of our convertible notes and the call options terminate upon the maturity of the convertible notes, or the first day the convertible notes are no longer outstanding. We also sold warrants to DB London that provide DB London rights to acquire from us up to the maximum number of shares of our common stock underlying our convertible notes at a strike price that is 120 percent of the initial conversion price of the convertible notes. The warrants expire incrementally on a series of expiration dates following the maturity dates of our convertible notes. Both the convertible note hedge and warrant transactions will be settled on a net-share basis. If the conversion price of our convertible notes remains between the strike prices of the call options and warrants, our shareholders will not experience any dilution in connection with the conversion of our convertible notes; however, to the extent that the conversion price exceeds the strike price of the warrants, there will be dilution upon conversion our convertible notes. The convertible note hedge and warrants meet the indexation and classification requirements to be accounted for within equity. As such, the net cost of the convertible note hedge and warrant transactions have been recognized within additional paid-in capital on our consolidated balance sheets and their fair values will not be subsequently re-measured and adjusted as long as these instruments continue to qualify for equity classification.

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

8. Debt (Continued)

        In connection with the issuance of the 2016 Convertible Notes, we purchased call options to acquire up to 5.2 million shares of our common stock with a strike price of $47.69. We also sold DB London warrants to acquire up to 5.2 million shares of our common stock with a strike price of 67.56. The net cost of these transactions was $33.3 million.

        In connection with the issuance of the 2011 Convertible Notes, we purchased call options to acquire up to 6.6 million shares of our common stock with a strike price of $37.61 and sold warrants to DB London to acquire up to 6.6 million shares of our common stock at a price of $52.85 per share. We exercised the call options upon the maturity and conversion of the 2011 Convertible Notes and received 650,827 shares of our common stock from DB London. The warrants we sold to DB London will mature in ratable increments on a series of expiration dates ending in March 2012.

  Mortgage Financing—Wells Fargo

        In December 2010, we entered into a Credit Agreement with Wells Fargo Bank, National Association (Wells Fargo) and Bank of America, N.A., pursuant to which we obtained $70.0 million in debt financing. The Credit Agreement has a forty-eight month term maturing in December 2014 and is secured by our facilities in Research Triangle Park, North Carolina and Silver Spring, Maryland. Annual principal payments are based on a twenty-five year amortization schedule using a fixed rate of interest of 7.0 percent and the outstanding debt bears a floating rate of interest per annum based on the one month London Interbank Offer Rate (LIBOR), plus a credit spread of 3.75 percent, or approximately 4.0 percent as of December 31, 2011. Alternatively, we have the option to change the rate of interest charged on the loan to 2.75 percent plus the greater of: (1) Wells Fargo's prime rate, (2) the federal funds effective rate plus 0.05 percent, or (3) LIBOR plus 1.0 percent. The Credit Agreement permits prepayment of the outstanding loan balance in its entirety, subject to a prepayment premium which was initially 1.5 percent during the first six months of the term and declines in 0.5 percent increments at each successive six-month interval such that there is no premium if the loan is prepaid after June 2012.

        The Credit Agreement subjects us to the following financial covenants: (1) a maximum consolidated leverage ratio of 2.5:1.0, calculated as the ratio of our consolidated indebtedness to "Consolidated EBITDA" which is defined as consolidated net income, adjusted for the following as applicable: (i) interest expense; (ii) income taxes; (iii) non-cash license fees; (iv) depreciation and amortization; (v) impairment charges; and (vi) share-based compensation (stock option and share tracking awards expense), to be measured as of the last day of each fiscal quarter on a rolling four quarter basis; and (2) minimum liquidity of no less than $150.0 million. Under the Credit Agreement, minimum liquidity is defined as the sum of our cash and cash equivalents, plus the fair value of our marketable investments as of the last day of a fiscal quarter less the sum of indebtedness that matures within the next twelve months and the liability related to vested STAP awards in excess of $50.0 million. In addition, the Credit Agreement subjects us to various customary negative covenants. As of December 31, 2011, we were in compliance with these covenants.

  Mortgage Financing—Midland Loan Services (PNC Bank N.A.)

        In November 2011, we assumed a mortgage loan in connection with the acquisition of an office building that is located adjacent to our corporate headquarters. The outstanding principal balance on the mortgage loan of $3.7 million bears interest at 6.35 percent per annum, and the loan matures on June 1, 2016. The mortgage loan is secured by the acquired office building and is payable in monthly

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

8. Debt (Continued)

installments which are based on a thirty-year amortization schedule. At maturity, the remaining principal balance will be due in full.

        As of December 31, 2011, future maturities relating to our mortgage financings are as follows (in thousands):

Year Ended December 31,
2012	$1,208
2013	1,296
2014	66,618
2015	73
2016	3,460

Total	$72,655

  Interest Expense

        Details of interest expense include the following (in thousands):

	Year Ended December 31,
	2011	2010	2009
Interest expense	$22,209	$19,813	$18,029
Capitalized interest	(842)	(103)	(5,154)

Total	$21,367	$19,710	$12,875

9. Commitments and Contingencies

  Operating Leases

        We lease facilities space and equipment under operating lease arrangements that have terms expiring at various dates through 2018. Certain lease arrangements include renewal options and escalation clauses. In addition, various lease agreements to which we are party require that we comply with certain customary covenants throughout the term of these leases. If we are unable to comply with these covenants and cannot reach a satisfactory resolution in the event of noncompliance, these agreements could terminate.

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

9. Commitments and Contingencies (Continued)

        Future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Year Ending December 31,
2012	$3,305
2013	3,088
2014	3,009
2015	2,985
2016	2,683
Thereafter	4,226

$19,296

        Total rent expense was $4.6 million for the year ended December 31, 2011 and $2.7 million for each of the years ended December 31, 2010 and December 31, 2009.

  Milestone and Royalty Payments

        We are party to certain license agreements as described in Note 14—Assignment and License Agreements below. Generally, these agreements include milestone payments in cash upon the achievement of certain product development and commercialization goals.

        Future milestone payments under these arrangements have been estimated as follows (in thousands):

Year Ending December 31,	(1)
2012	$4,730
2013	1,175
2014	190
2015	4,900
2016	1,425
Thereafter	3,370

Total	$15,790

(1)
The amounts and timing of future milestone payments may vary depending on when related milestones will be attained, if at all.

        Additionally, certain agreements to which we are a party require us to pay royalties. Refer to Note 14—Assignment and License Agreements to these consolidated financial statements.

  Research Agreement

        We maintain a research agreement with the University of Oxford (Oxford) to develop antiviral compounds. Research under this agreement is performed by Oxford Glycobiological Institute, which is headed by a member of our board of directors and our scientific advisory board. Under the terms of the agreement, we are required to fund related research activities and make milestone payments for the successful completion of clinical trials. We are also obligated to pay royalties to Oxford equal to a

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

9. Commitments and Contingencies (Continued)

percentage of our net sales from any discoveries and products developed by Oxford. Milestone payments and royalties are subject to reduction depending upon third-party contributions to discoveries and/or third-party licenses necessary to develop products. In August 2010, the term of the research agreement, which was to expire on September 30, 2011, was extended through September 2016. In connection with the extension of the term, we agreed to pay Oxford a total of $2.9 million (using the then prevailing exchange rate) in sixty equal installments. As of December 31, 2011, approximately $2.7 million remains outstanding. During the years ended December 31, 2011, 2010 and 2009, we incurred $658,000, $610,000 and $588,000, respectively, in expenses under the terms of the agreement.

        From time to time, we may enter into other service agreements with Oxford relating to specific development activities that are outside the scope of our research agreement described above. We incurred expenses of $550,000, $401,000 and none relating to these additional service agreements during the years ended December 31, 2011, 2010 and 2009, respectively.

10. Stockholders' Equity

  Equity Incentive Plan

        We maintain an equity incentive plan (EIP) under which we may grant stock options. The EIP provides for the issuance of up to 29.9 million shares of our common stock. As of December 31, 2011, there were 11.1 million shares remaining for issuance under the EIP, of which approximately 11.0 million were reserved for issuance to our Chief Executive Officer. Options granted under the EIP are nontransferable, contain a maximum contractual term of ten years and typically vest in equal annual increments over a maximum period of three years, except for awards to our CEO, which vest immediately upon grant in accordance with the terms of her employment agreement. The exercise price of related stock-option awards can be no less than the fair market value of our common stock on the date of grant. Historically, we have issued new shares of our common stock upon the exercise of options.

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

        A description of the key inputs used in estimating the fair value of stock options is provided below:

        Expected volatility—Volatility is a measure of the amount the price of our common stock has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. We use historical volatility based on weekly price observations of our common stock during the period immediately preceding a stock option grant that is equal to the expected term of the grant (up to a maximum of five years). We believe volatility in the price of our common stock as measured over the preceding five years provides a reliable projection of future long-term volatility.

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

10. Stockholders' Equity (Continued)

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

        We did not grant any stock options during the year ended December 31, 2011. The following weighted-average assumptions were used in estimating the fair value of stock options granted to employees:

	Year Ended December 31,
	2010	2009
Expected volatility	45.4%	47.6%
Risk-free interest rate	2.1%	2.6%
Expected term of options (in years)	5.1	5.1
Forfeiture rate	0.0%	0.0%
Expected dividend yield	0.0%	0.0%

        A summary of the status and activity of employee stock options is presented below:

	Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in 000s)
Outstanding at January 1, 2011	5,925,968	$35.64
Granted	—	—
Exercised	(823,522)	29.12
Forfeited	(179,069)	28.86

Outstanding at December 31, 2011	4,923,377	$36.98	5.8	$62,880

Exercisable at December 31, 2011	4,923,377	$36.98	5.8	$62,880

        The weighted average fair value of employee stock options granted during the years ended December 31, 2011, 2010 and 2009, was none, $26.14 and $22.21, respectively. The total fair value of vested employee options was $1.6 million, $29.0 million and $42.7 million, for the years ended December 31, 2011, 2010 and 2009, respectively.

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

10. Stockholders' Equity (Continued)

        Total share-based compensation expense relating to employee stock options for the years ended December 31, 2011, 2010 and 2009, is as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Research and development	$196	$3,087	$9,188
Selling, general and administrative	315	19,265	29,930

Share-based compensation expense before taxes	511	22,352	39,118
Related income tax benefit	(189)	(8,226)	(14,474)

Share-based compensation expense, net of taxes	$322	$14,126	$24,644

Share-based compensation capitalized as part of inventory	$15	$290	$972

        As of December 31, 2011, all employee stock options were fully vested; consequently, there were no amounts of unrecognized compensation cost remaining.

        Employee and non-employee stock option exercise data is summarized below (dollars in thousands):

	Year Ended December 31,
	2011	2010	2009
Number of options exercised	837,690	3,335,114	1,358,067
Cash received from options exercised	$24,398	$85,427	$32,611
Total intrinsic value of options exercised	$30,644	$102,905	$29,060
Tax benefits realized from options exercised	$11,347	$23,826	$4,406

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

10. Stockholders' Equity (Continued)

  Earnings per Share

        The components of basic and diluted earnings per share are as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2011	2010	2009
Numerator:
Income from continuing operations	$217,243	$111,206	$19,318
Income (loss) from discontinued operations	625	(5,290)	144

Net income	$217,868	$105,916	$19,462

Denominator:
Weighted average outstanding shares—basic	57,163	56,142	53,314
Effect of dilutive securities:
Convertible Senior Notes	569	2,131	399
Warrants	263	—	—
Stock options(1)	1,400	1,243	2,420

Weighted average shares—diluted	59,395	59,516	56,133

Earnings per common share:
Basic
Continuing operations	$3.80	$1.98	$0.36
Discontinued operations	$0.01	$(0.09)	$0.01

Net income per basic common share	$3.81	$1.89	$0.37

Diluted
Continuing operations	$3.66	$1.87	$0.34
Discontinued operations	$0.01	$(0.09)	$0.01

Net income per diluted common share	$3.67	$1.78	$0.35

Stock options and warrants excluded from calculation(2)	16,299	13,532	13,432

(1)
Calculated using the treasury stock method.

(2)
Certain stock options and warrants were excluded from the computation of diluted earnings per share because their impact would be antidilutive.

  Shareholder Rights Plan

        In June 2008, we entered into an Amended and Restated Rights Agreement with The Bank of New York as Rights Agent (the Plan), which amended and restated our original Rights Agreement dated December 17, 2000. The Plan, as amended and restated, extended the expiration date of the Preferred Share Purchase Rights (Rights) from December 29, 2010 to June 26, 2018, and increased the purchase price of each Right from $64.75 to $400.00, respectively. Each Right entitles holders to purchase one one-thousandth of a share of our Series A Junior Participating Preferred Stock.

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

10. Stockholders' Equity (Continued)

Rights are exercisable only upon our acquisition by another company, or commencement of a tender offer that would result in ownership of 15 percent or more of the outstanding shares of our voting stock by a person or group (as defined under the Plan) without our prior express written consent. As of December 31, 2011, we have not issued any shares of our Series A Preferred Stock.

  Share Repurchase

        On October 3, 2011, our Board of Directors approved a share repurchase program authorizing up to $300.0 million in aggregate repurchases of our common stock, from time-to-time at our discretion, over a two-year period ending on October 3, 2013 (Repurchase Program). In connection with the Repurchase Program, we paid $212.0 million for the cost of an accelerated share repurchase agreement (ASR) entered into with DB London. Under the ASR, we will repurchase a variable number of our shares subject to upper and lower stock price limits that establish the minimum and maximum number of shares that can be repurchased. The final number of shares to be repurchased under the ASR will be determined based on the average of the daily volume weighted average price of our common stock over a specified period ending on the contract termination date. The ASR is scheduled to terminate during the second quarter of 2012; however, DB London can accelerate termination of the agreement at its option. Pursuant to the terms of the ASR, on October 17, 2011, DB London delivered to us approximately 4.7 million shares of our common stock, representing the minimum number of shares we are entitled to receive under the ASR. Upon settlement of the ASR, we may receive additional shares of our common stock.

        We accounted for the ASR as two transactions: (1) an initial share repurchase and (2) a forward contract. Accordingly, we allocated approximately $186.0 million of the cost of the ASR to the shares of our common stock initially delivered by DB London and $26.0 million to the forward contract based on their estimated fair values. Since the forward contract met the criteria to be accounted for as equity, its fair value has been included within additional paid-in capital and will not be subsequently re-measured throughout the term of the ASR.

11. Comprehensive Income

        Components of comprehensive income include the following (in thousands):

	Year Ended December 31,
	2011	2010	2009
Net income	$217,868	$105,916	$19,462
Other comprehensive income:
Foreign currency translation (loss) gain	(1,709)	(642)	2,802
Unrecognized prior service cost, net of tax	(494)	(3,224)	92
Unrecognized actuarial pension gain (loss), net of tax	487	(1,129)	(1,339)
Unrealized gain on available-for-sale securities, net of tax	6	134	44

Comprehensive income	$216,158	$101,055	$21,061

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

12. Income Taxes

        Components of income tax expense (benefit) consist of the following (in thousands):

	Year Ended December 31,
	2011	2010	2009
Current:
Federal	$54,132	$25,046	$14,304
State	8,948	1,792	1,999
Foreign	544	846	158

Total current	63,624	27,684	16,461
Deferred
Federal	11,228	(1,614)	(24,397)
State	(2,428)	1,881	(2,508)
Foreign	641	(1,289)	168

Total deferred	9,441	(1,022)	(26,737)

Other non-current(1)
Federal	7,605	15,672	7,965
State	1,621	1,068	1,616
Foreign	(417)	543	—

Total other	8,809	17,283	9,581

Total income tax expense (benefit)	$81,874	$43,945	$(695)

(1)
Relates primarily to share-based compensation.

        Presented below is a reconciliation of income taxes computed at the statutory federal tax rate to income tax expense (benefit) as reported (in thousands):

	Year Ended December 31,
	2011	2010	2009
Federal tax provision computed at 35%	$105,018	$54,302	$7,738
State tax provision, net of federal tax provision	5,549	1,437	748
Change in valuation allowance allocated to tax expense	—	—	(833)
General business credits	(15,776)	(14,759)	(10,899)
Incentive stock option expense	(290)	(1,201)	(1,354)
Section 199 deduction	(8,091)	(3,627)	(2,207)
Nondeductible compensation expense	(2,607)	7,342	4,821
Nondeductible expenses	(1,929)	451	1,291

Total income tax expense (benefit)	$81,874	$43,945	$(695)

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

12. Income Taxes (Continued)

        Components of the net deferred tax asset are as follows (in thousands):

	December 31,
	2011	2010
Deferred tax assets:
General business credits	$72,188	$89,211
Impairment losses on investments	2,892	2,875
Realized losses on marketable investments	2,101	2,732
License fees capitalized for tax purposes	69,720	58,942
Nonqualified stock options	31,463	30,379
SERP	12,164	7,188
STAP awards	21,502	31,801
Other	22,015	22,611

Total deferred tax assets	234,045	245,739
Deferred tax liabilities:
Plant and equipment principally due to differences in depreciation	(28,416)	(23,341)
Other	(1,227)	(1,657)

Net deferred tax asset before valuation allowance	204,402	220,741
Valuation allowance	(5,458)	(6,021)

Net deferred tax assets	$198,944	$214,720

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

        As of December 31, 2011, we had business tax credit carryforwards of approximately $72.2 million. These carryforwards expire on various dates through 2027. Certain business tax credit carryforwards that were generated at various dates prior to December 2008 are subject to limitations on their use pursuant to Internal Revenue Code Section 382 (Section 382) as a result of ownership changes as defined by Section 382. However, we do not expect these business tax credits to expire unused. We are currently reviewing our stock trading history for the year ended December 31, 2011 to ascertain whether any further ownership changes have occurred pursuant to Section 382.

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

12. Income Taxes (Continued)

        A reconciliation of the beginning and ending balances of unrecognized tax benefits for the years indicated is as follows (in thousands):

Unrecognized tax benefits at January 1, 2011	$7,406
Gross increases—tax positions in prior period	500
Gross decreases—tax positions in prior period	(7,406)
Gross increases—tax positions in the current period	1,233
Gross decreases—tax positions in current period	—
Settlements	—
Lapse of statute of limitations	—

Unrecognized tax benefits at December 31, 2011	$1,733

Unrecognized tax benefits at January 1, 2010	$6,736
Gross increases—tax positions in prior period	670
Gross decreases—tax positions in prior period	—
Gross increases—tax positions in the current period	—
Gross increases—tax positions in the current period	—
Settlements	—
Lapse of statute of limitations	—

Unrecognized tax benefits at December 31, 2010	$7,406

Unrecognized tax benefits at January 1, 2009	$5,882
Gross increases—tax positions in prior period	854
Gross decreases—tax positions in prior period	—
Gross increases—tax positions in the current period	—
Gross increases—tax positions in the current period	—
Settlements	—
Lapse of statute of limitations	—

Unrecognized tax benefits at December 31, 2009	$6,736

        During the quarter ended September 30, 2011, the Internal Revenue Service (IRS) completed its audits of our 2009 and 2008 tax years. Based on the completion of these audits, we decreased our reserves for uncertain tax positions by $7.4 million. Included in unrecognized tax benefits at December 31, 2011, 2010 and 2009, is $1.3 million, $453,000 and $538,000, respectively, of tax benefits that, if recognized, would impact the effective tax rate. For the years ended December 31, 2011, 2010 and 2009, we did not accrue, or recognize, any interest and penalties related to uncertain tax positions.

        We are unaware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

        We are subject to federal and state taxation in the United States and various foreign jurisdictions. Currently, our 2010 tax year is subject to examination by the IRS and our tax years from 2008 to 2010 are subject to examination by state taxing authorities.

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

13. Employee Benefit Plans

  Supplemental Executive Retirement Plan

        We maintain the United Therapeutics Corporation Supplemental Executive Retirement Plan (SERP) to provide retirement benefits to certain senior members of our management team.

        Participants who retire at age 60 or older are eligible to receive monthly payments based on an average of their total gross base salary over the last 36 months of active employment, subject to certain adjustments. Related benefit payments commence on the first day of the sixth month after retirement and will continue through the remainder of the participant's life. Alternatively, participants can elect to receive a lump sum distribution equal to the present value of the estimated monthly payments that would have been received upon retirement. Participants who terminate employment for any reason other than death, disability, or change in control prior to age 60 will not be entitled to any benefits under the SERP.

        To help fund our obligations under the SERP, we maintain the United Therapeutics Corporation Supplemental Executive Retirement Plan Rabbi Trust Document (Rabbi Trust). Participants of the SERP will have no preferred claim on, nor any beneficial ownership interest in, any assets of the Rabbi Trust. The balance in the Rabbi Trust was $5.1 million as of December 31, 2011 and 2010. Investments held in the rabbi trust are included under restricted marketable investments and cash on our consolidated balance sheets.

        We recognize the unfunded balance of the SERP as a liability on our consolidated balance sheets. Since we do not fund the SERP, the liability is equal to the projected benefit obligation as measured at the end of each fiscal year. Expenses related to the SERP are capitalized as part of inventory, or reported within selling, general and administrative and research and development expenses in the accompanying consolidated statements of operations.

        A reconciliation of the beginning and ending balances of the projected benefit obligation is presented below (in thousands):

	Year Ended December 31,
	2011	2010
Projected benefit obligation at January 1, 2011	$26,427	$14,502
Service cost	4,255	3,688
Interest cost	1,356	883
Plan amendments	1,597	5,452
Actuarial (gain) loss	(683)	1,902

Projected benefit obligation at December 31, 2011	$32,952	$26,427

Fair value of plan assets at December 31, 2011	—	—

Unfunded at December 31, 2011(1)	$32,952	$26,427

(1)
Included within other non-current liabilities on our consolidated balance sheets.

        The accumulated benefit obligation for the SERP, a measure that does not consider future increases in participant salaries, was $20.8 million and $17.1 million at December 31, 2011 and 2010, respectively.

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

13. Employee Benefit Plans (Continued)

        Future estimated benefit payments, based on current assumptions, including election of lump-sum distributions and expected future service, are as follows (in thousands):

Year Ended December 31,
2012	$—
2013	—
2014	—
2015	21,142
2016	—
2017-2021	4,004

$25,146

        The following weighted-average assumptions were used to measure the SERP obligation:

	Year Ended December 31,
	2011	2010
Discount Rate	4.49%	4.80%

Salary Increases	5.00%	5.00%

        The components of net periodic pension cost recognized on our consolidated statement of operations consist of the following (in thousands):

	Year Ended December 31,
	2011	2010	2009
Service cost	$4,255	$3,688	$2,645
Interest cost	1,356	883	558
Amortization of prior service cost	773	370	146
Amortization of net actuarial loss	91	118	—

Total	$6,475	$5,059	$3,349

        Amounts relating to the SERP that have been recognized in other comprehensive income are as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Net unrecognized actuarial (gain) loss	$(773)	$1,784	$2,126
Net unrecognized prior service cost	824	5,082	(146)

Total	51	6,866	1,980
Tax	(44)	(2,513)	(733)

Total, net of tax	$7	$4,353	$1,247

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

13. Employee Benefit Plans (Continued)

        The table below presents amounts relating to the SERP included in accumulated other comprehensive loss that have not yet been recognized as a component of net periodic pension cost on our consolidated statements of operations (in thousands):

	Year Ended December 31,
	2011	2010	2009
Net unrecognized actuarial loss	$3,295	$4,068	$2,284
Net unrecognized prior service cost	7,352	6,528	1,445

Total	10,647	10,596	3,729
Tax	(3,936)	(3,894)	(1,379)

Total, net of tax	$6,711	$6,702	$2,350

        Estimated amounts included in accumulated other comprehensive income as of December 31, 2011 that are expected to be recognized as components of net periodic pension cost on our statement of operations for the year ended December 31, 2012 comprise the following (in thousands):

Amortization of prior service cost	$827
Amortization of net actuarial (gain) loss	(1)

Total	$826

  Employee Retirement Plan

        We maintain a Section 401(k) Salary Reduction Plan which is open to all eligible full-time employees. Under the 401(k) Plan, eligible employees can make pre-tax contributions up to statutory limits. Currently, we make discretionary matching contributions to the 401(k) Plan equal to 40 percent of a participant's elected salary deferral. Matching contributions vest immediately for participants who have been employed for three years; otherwise, matching contributions vest annually, in one-third increments over a three-year period until the three-year employment requirement has been met. Expenses related to the 401(k) Plan were $1.7 million, $1.4 million and $847,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

14. Assignment and License Agreements

  GlaxoSmithKline PLC

        In January 1997, GlaxoSmithKline PLC (Glaxo) assigned to us patents and patent applications for the use of the stable prostacyclin analogue UT-15 (now known as treprostinil) for the treatment of PAH and congestive heart failure. Under the agreement, Glaxo is entitled to receive royalties on sales exceeding a specified threshold for a minimum period of ten years (or until expiration of the licensed patents) following the date of the first commercial sale of any product containing treprostinil. The terms of the agreement provide Glaxo rights to negotiate a license with us if we license any part of the marketing rights under the agreement to a third party. Additionally, if we grant any third-party license rights to treprostinil-based products, Glaxo would be entitled to a percentage of all related fees that we would receive on such arrangements.

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

14. Assignment and License Agreements (Continued)

  Pfizer Inc.

        Pursuant to a December 1996 license agreement, Pfizer Inc. (Pfizer) exclusively licensed to us patents and a patent application for the composition and production of treprostinil. Related royalties are reduced by up to 50 percent in the event that we pay royalties to a third party in order to market or develop treprostinil. Pfizer is entitled to these royalties for a period of ten years from the date of the first commercial sale of any product containing treprostinil. Our royalty obligation to Pfizer ends during the second quarter of 2012, but we do not anticipate any immediate impact on our aggregate Remodulin royalty rate, given that the Glaxo license contains royalty offsetting provisions, the effect of which is a corresponding increase in the Glaxo royalty rate once the Pfizer royalty obligation expires.

  Supernus Pharmaceuticals, Inc.

        In June 2006, we entered into an exclusive license agreement with Supernus Pharmaceuticals, Inc. (Supernus) for the use of certain technologies developed by Supernus in our sustained release oral treprostinil product. The agreement requires us to make milestone payments to Supernus in connection with the development of oral treprostinil and its commercial launch. Additionally, we will pay a royalty to Supernus based on net worldwide sales of the initial product. Royalties will be paid for approximately twelve years commencing with the first product sale subject to adjustments. Additional milestone and royalty payments may be due for the development and commercialization of other products using the technology granted under this license. In December 2011, we filed a new drug application for oral treprostinil with the FDA.

  Eli Lilly and Company

        In November 2008, we acquired from Eli Lilly and Company (Lilly) exclusive rights to develop, market, promote and commercialize Adcirca for the treatment of pulmonary hypertension in the United States and Puerto Rico. In exchange for these license rights, we agreed to pay Lilly, among other fees, royalties of 5 percent of our net sales of Adcirca as a pass through of Lilly's third-party royalty obligations for as long as Lilly is required to make such royalty payments. Pursuant to the terms of our license arrangement, Lilly manufactures and distributes Adcirca for us via its wholesaler network in the same manner that it distributes its own pharmaceutical products. We purchase Adcirca from Lilly at a fixed manufacturing cost, which is subject to adjustment by Lilly from time to time. The terms of this licensing arrangement will continue generally until the later of (1) the expiration or lapse of the last to expire claim within a Lilly patent covering commercialization of Adcirca, or (2) expiration of any government conferred exclusivity rights to Adcirca. In addition, at Lilly's discretion the license agreement may be terminated in the event that we undergo a change in control.

  Toray Industries, Inc.

        In June 2000, we entered into an agreement with Toray to obtain exclusive rights to develop and market beraprost, a chemically stable oral prostacyclin analogue, in a sustained release formulation in the United States and Canada for the treatment of all cardiovascular indications. In March 2007, we amended the agreement to expand our rights to commercialize a modified release formulation of beraprost (beraprost-MR). As part of the March 2007 amendment, we issued 400,000 shares of our common stock to Toray with certain put rights, under which Toray may request at its discretion that we repurchase these shares at a price of $27.21 per share. Accordingly, we classified the then fair value of

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

14. Assignment and License Agreements (Continued)

the stock within temporary equity on our consolidated balance sheets. In the event that Toray requests that we repurchase these shares, we will reclassify the repurchase value of the stock as a liability until settlement. The March 2007 amendment also provided for certain milestone payments during the development period and upon receipt of regulatory approval in the United States or the European Union.

        In July 2011, we entered into an exclusive license agreement with Toray Industries, Inc. (Toray) to amend and replace our existing March 2007 license agreement. Terms of the July 2011 license agreement did not materially change from the previous license agreement and license agreement supplements except for a reduction in royalty rates. In exchange for the reduction in royalty rates, we agreed to pay Toray $50.0 million in equal, non-refundable payments over the five-year period ending in 2015. Since these payments are non-refundable and have no contingencies attached to them, we recognized an obligation and a corresponding charge to research and development expenses of $46.3 million, which represents the present value of the related payments discounted by our estimated current cost of debt.

  Other

        We are party to various other license agreements relating to therapies under development. These license agreements require us to make payments based on a percentage of sales, if we are successful in commercially developing these therapies, and may require other payments upon the achievement of certain milestones.

15. Related Party Transaction

        In September 2002, we entered into a technical services agreement for certain telemedicine technology development services for Medicomp, Inc. with Kurzweil Technologies, Inc. (KTI), a company controlled by Raymond Kurzweil, a non-independent member of our Board of Directors. Pursuant to this agreement, we agreed to pay KTI a five percent royalty on certain sales of products reasonably attributed to and dependent upon the technology developed by KTI. For the years ended December 31, 2011, 2010 and 2009, we incurred royalties to KTI of $80,000, $355,000 and none, respectively. Upon closing of the sale of Medicomp, Inc. on March 31, 2011 (see Note 18—Sale of Medicomp, Inc.), further royalty obligations under this agreement were terminated.

        In May 2007, we entered into another technical services agreement with KTI. Pursuant to this agreement, we pay KTI monthly consulting fees of up to $12,000 plus all necessary, reasonable and direct out-of-pocket expenses incurred in connection with the performance of related services. In addition, we agreed to pay KTI up to a five percent royalty on sales of certain products reasonably attributed to and dependent upon certain technology developed by KTI. We incurred expenses of $156,000, $144,000 and $172,000, for the years ended December 31, 2011, 2010 and 2009, respectively, under this agreement. As of December 31, 2011 and 2010, we owed KTI $24,000 and $97,000, respectively under this agreement.

        In October 2011, we amended the May 2007 technical services agreement such that, effective January 1, 2012, we will pay KTI monthly consulting fees of up to $6,000 plus all necessary, reasonable and direct out-of-pocket expenses.

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

16. Distribution Agreements

  U.S.-Based Specialty Pharmaceutical Distributors

        We are party to separate distribution agreements for Remodulin and Tyvaso with each of our U.S.-based specialty pharmaceutical distributors. The distribution agreements are similar to one another, and generally have one-year terms that renew automatically for additional one-year periods, unless terminated earlier. The agreements contain contractual responsibilities relating to ordering specifications, inventory requirements and exchange rights. These agreements require our distributors to perform certain services on a fee-for-service basis. If any of our distribution agreements expire or terminate, we may be required under certain circumstances to repurchase any unsold inventory held by our distributors. None of our current distribution agreements grant our distributors the distribution rights for oral treprostinil.

  Mochida Pharmaceutical Co., Ltd.

        In March 2007, we entered into an exclusive agreement with Mochida Pharmaceutical Co., Ltd. (Mochida) to distribute subcutaneous and intravenous Remodulin in Japan. Mochida is responsible, with our assistance, for obtaining Japanese marketing authorization for Remodulin, including conducting necessary studies. We supply the drug used in these studies at no charge to Mochida. Commercial activities in Japan are not expected to begin until 2014. Upon receipt of marketing authorization and pricing approval, Mochida will purchase Remodulin from us at an agreed-upon transfer price. To date, we have received $8.0 million in related payments from Mochida pursuant to the distribution agreement. The distribution agreement includes $4.0 million in future milestone payments upon the filing a New Drug Application in Japan and receipt of marketing approval in Japan. We recognize revenue ratably from the period related fees are realizable through the expected date of regulatory approval.

  Lee's Pharmaceutical (HK) Limited

        In June 2010, we entered into an exclusive agreement with Lee's Pharmaceutical (HK) Limited (Lee's Pharma) to distribute subcutaneous and intravenous Remodulin in China. Lee's Pharma is also responsible, with our assistance, for obtaining marketing authorization for Remodulin in China, including conducting necessary studies. We supply the drug used in these studies at no charge to Lee's Pharma. Commercial activities in China are not expected to begin before late 2012, and could begin later depending on the outcome of the ongoing review of our regulatory filing, which was filed in September 2011. Upon receipt of marketing authorization and pricing approval, Lee's Pharma will purchase Remodulin from us at an agreed-upon transfer price. Under our agreement, Lee's Pharma is required to make distributor rights payments to us on specified dates and upon the receipt of marketing approval. We recognize revenue ratably from the period related fees are realizable through the expected date of regulatory approval.

17. Acquisitions

  Revivicor, Inc.

        On July 11, 2011, we acquired 100 percent of the outstanding stock of Revivicor, Inc. (Revivicor), a company focused on developing genetic biotechnology platforms to provide alternative tissue sources for treatment of human degenerative disease. We acquired Revivicor to pursue early stage development of products to treat end-stage lung disease through tissue and organ transplantation. The acquisition

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

17. Acquisitions (Continued)

date fair value of the consideration consisted of $4.2 million in cash and $3.4 million in contingent consideration. Pursuant to the terms of the acquisition, contingent consideration consists of up to $25.0 million upon the achievement of specific developmental and regulatory milestones. We estimated the fair value of the contingent consideration using a probability-weighted discounted cash flow model (DCF). Significant inputs to the DCF model included a present value factor equivalent to Revivicor's estimated borrowing rate and the anticipated amounts and timing of cash flows. Accordingly, the fair value of the contingent consideration has been estimated using significant unobservable inputs, which are classified as Level 3 inputs within the fair value hierarchy.

        Acquisition date fair value of the assets acquired and liabilities assumed included the following (in thousands):

July 11, 2011
Tangible assets	$592
Identifiable intangible assets(1)	7,100
Goodwill(2)	2,753

Total assets acquired	$10,445

Current liabilities	$1,588
Long-term liabilities	1,227

Total liabilities assumed	$2,815

(1)
Consists of contract-based intangible assets which consisted of a license agreement. Contract-based intangible assets will be amortized over an estimated economic life of twenty years which corresponds to the period expected cash flows are anticipated to be received under the license agreement.

(2)
Goodwill is not deductible for tax purposes.

  Tyvaso Inhalation System

        In September 2009 we acquired all of the assets, properties and rights used in the Tyvaso Inhalation System from NEBU-TEC Med Products Eike Kern GmbH (NEBU-TEC). The acquisition date fair value of the consideration transferred included $6.8 million in cash and $4.8 million in contingent consideration, of which $9.8 million was allocated to identifiable intangible assets and $1.3 million to goodwill. Pursuant to the terms of the acquisition, we agreed to pay NEBU-TEC up to €10.0 million in contingent consideration in specified increments if the number of patients using the Tyvaso Inhalation System meets or exceeds certain thresholds measured at designated intervals. Provisions of the acquisition also included an option to purchase the assets associated with NEBU-TEC's next generation nebulizer, the SIM-Neb.

        On December 31, 2011, we exercised our option to acquire all of the assets, properties and rights associated with the development of the SIM-Neb in order to obtain control over the development and future production of the nebulizer which would be included in the Tyvaso Inhalation System in the event that we receive regulatory approval for its use. We believe that the assets, properties and rights acquired contain the necessary inputs, processes and outputs to be accounted for as a business

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

17. Acquisitions (Continued)

combination. The acquisition-date fair value of the consideration transferred included $439,000 in cash and $2.5 million in contingent consideration. Pursuant to the terms of the acquisition agreement, we agreed to pay NEBU-TEC up to €4.0 million in milestone payments contingent upon receiving regulatory approvals for the SIM-Neb. In addition, we may pay NEBU-TEC up to €10.0 million in specified increments if the number of commercial patients using the SIM-Neb exceeds certain thresholds at designated intervals. We measured the fair value of the contingent consideration using a probability weighted discounted cash flow model which considered, among other factors, the likelihood of the SIM-Neb receiving regulatory approvals, our estimate of patients on therapy, and the possible impact of future new therapies. The acquisition-date fair values of assets acquired included tangible assets of $439,000 and goodwill of $2.9 million.

18. Sale of Medicomp, Inc.

        On March 31, 2011, we sold 100 percent of the outstanding stock of Medicomp, Inc. (Medicomp), our wholly-owned telemedicine subsidiary, to a group of private investors. At closing, we received 42,004 shares of United Therapeutics' common stock held by the investors, with an aggregate value of $2.8 million, and a $12.1 million, ten-year promissory note bearing interest at 5.0 percent per annum. Immediately after closing the sale, we purchased a 19.9 percent ownership interest in Medicomp in exchange for $1.0 million in cash and an approximately $2.0 million reduction in the face value of the promissory note. The carrying value of our investment in Medicomp was based on the consideration Medicomp received, which we believe approximated the fair value of our non-controlling interest.

        With the termination of our development of and commercialization efforts relating to an arrhythmia detection application in June 2011, we do not expect to generate further direct continuing cash flows from telemedicine-related activities. As such, we met the criteria for reporting discontinued operations during the one-year assessment period, which began on March 31, 2011. Accordingly, we have included the operating results of Medicomp, including the gain recognized on its disposal, within discontinued operations on our consolidated statements of operations for years ended December 31, 2011, 2010 and 2009.

        We sold the following assets and liabilities of Medicomp as of the closing date (in thousands):

March 31, 2011
Assets
Cash	$1,221
Accounts receivable and inventory	1,028
Deferred tax assets	4,262
Equipment and other assets	7,089

Total assets	$13,600

Other current liabilities	$1,433

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

18. Sale of Medicomp, Inc. (Continued)

        Medicomp's revenues and loss before income tax reported in discontinued operations for the years ended December 31, 2011, 2010 and 2009 are presented below (in thousands):

	Year Ended December 31,
	2011	2010	2009
Revenues	$3,107	$10,932	$10,968
Income (loss) before income tax	$935	$(7,313)	$144

19. Segment Information

        Prior to June 30, 2011, we operated in two business segments: pharmaceutical and telemedicine. With the sale of our telemedicine subsidiary, Medicomp, in March 2011 and the subsequent discontinuation of our remaining telemedicine-related activities in June 2011, we no longer have a telemedicine segment. In light of these developments, we have presented the results of operations relating to Medicomp within discontinued operations on our consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009. Refer to Note 18—Sale of Medicomp, Inc. above for further details.

        As doctors and patients have become increasingly familiar with Tyvaso and Adcirca since these products received regulatory approval in 2009 and we have become more familiar with the market for these products, we use revenue, cost of revenue and gross profit data as a primary measure of performance for each of our three commercial products.

        Revenues, cost of revenues and gross profit for each of our commercial products for the years ended December 31, 2011, 2010 and 2009 are presented below (in thousands):

	Remodulin	Tyvaso	Adcirca	Total
Year Ended December 31, 2011
Revenues	$430,132	$240,382	$70,580	$741,094
Cost of revenues	52,329	31,934	4,641	88,904

Gross profit	$377,803	$208,448	$65,939	$652,190

Year Ended December 31, 2010
Revenues	$403,598	$151,797	$36,307	$591,702
Cost of revenues	35,115	30,131	2,428	67,674

Gross profit	$368,483	$121,666	$33,879	$524,028

Year Ended December 31, 2009
Revenues	$331,579	$20,268	$5,789	$357,636
Cost of revenues	35,119	5,318	424	40,861

Gross profit	$296,460	$14,950	$5,365	$316,775

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

19. Segment Information (Continued)

        Geographic revenues are determined based on the country in which our customers (distributors) are located. Net revenues from external customers by geographic area are as follows (in thousands):

Year Ended December 31,	2011	2010	2009
United States	$676,967	$535,813	$317,971
Rest-of-World(1)	66,216	57,086	40,909

Total	$743,183	$592,899	$358,880

(1)
Sales primarily to customers in countries located in Europe.

        For the years ended December 31, 2011, 2010 and 2009, sales to Accredo Health Group, Inc. comprised 61%, 65% and 71%, respectively, of total consolidated net revenues.

        Long-lived assets (property, plant and equipment) located by geographic area are as follows (in thousands):

Year Ended December 31,	2011	2010	2009
United States	$345,153	$284,591	$281,330
Rest-of-World(1)	20,893	21,453	22,529

Total	$366,046	$306,044	$303,859

(1)
Long-lived assets consisted of facilities acquired that are primarily located in the United Kingdom.

20. Quarterly Financial Information (Unaudited)

        Summarized quarterly financial information for each of the years ended December 31, 2011 and 2010 are as follows (in thousands, except per share amounts):

	Quarter Ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Net sales	$195,178	$201,742	$183,751	$162,512
Gross profit	168,983	178,344	162,384	142,479
Net income	43,189	84,398	73,891	16,390
Net income per share—basic	$0.79	$1.45	$1.27	$0.28
Net income per share—diluted	$0.77	$1.38	$1.18	$0.26

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

20. Quarterly Financial Information (Unaudited) (Continued)

	Quarter Ended
	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Net sales	$163,689	$168,575	$134,721	$125,914
Gross profit	144,861	148,081	119,178	111,909
Net income	9,544	39,736	37,707	18,929
Net income per share—basic	$0.17	$0.70	$0.67	$0.35
Net income per share—diluted	$0.15	$0.66	$0.62	$0.32

21. Subsequent Event

        On February 3, 2012, we announced receipt of a Paragraph IV Certification Notice Letter from Sandoz Inc. (Sandoz) advising that Sandoz has submitted an abbreviated new drug application (ANDA) to the FDA requesting approval to market a generic version of the 10 mg/mL strength of Remodulin.

        In the Notice Letter, Sandoz states that it intends to market a generic version of Remodulin before the expiration of U.S. Patent No. 5,153,222, which expires in October 2014; U.S. Patent No. 6,765,117, which expires in October 2017; and U.S. Patent No. 7,999,007, which expires in March 2029. Sandoz's Notice Letter states that the ANDA contains a Paragraph IV Certification alleging that these patents are not valid, not enforceable and/or will not be infringed by the commercial manufacture, use or sale of the proposed product described in Sandoz's ANDA submission.

        We intend to vigorously enforce our intellectual property rights relating to Remodulin, including the three patents mentioned above which are listed in the FDA's Approved Drug Products List (the Orange Book).

        We are currently reviewing the Notice Letter, which was directed to all three Orange Book-listed patents. We have 45 days from receipt of the Notice Letter to commence a patent infringement lawsuit against Sandoz. Such a lawsuit would automatically preclude the FDA from approving Sandoz's ANDA for up to 30 months or until the issuance of a district court decision that is adverse to us, whichever occurs first.

United Therapeutics Corporation
Schedule II—Valuation and Qualifying Accounts
Years Ended December 31, 2011, 2010, and 2009
(In thousands)

	Valuation Allowance on Deferred Tax Assets
	Balance at Beginning of Year	Additions Charged to Expense	Deductions	Balance at End of Year
Year Ended December 31, 2011	$6,021	$—	$(563)	$5,458
Year Ended December 31, 2010	$6,186	$—	$(165)	$6,021
Year Ended December 31, 2009	$11,822	$100	$(5,736)	$6,186

	Reserve for Inventory Obsolescence
	Balance at Beginning of Year	Additions Charged to Expense	Deductions	Balance at End of Year
Year Ended December 31, 2011	$2,862	$4,979	$960	$8,801
Year Ended December 31, 2010	$1,271	$1,676	$(85)	$2,862
Year Ended December 31, 2009	$411	$1,222	$(362)	$1,271

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

  Evaluation of Disclosure Controls and Procedures

        Our management, with participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.

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

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, our management concluded that, as of December 31, 2011, our internal control over financial reporting was effective.

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

  Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information as to the individuals serving on our board of directors is set forth below under the heading Board of Directors. Additional information required by Item 10 regarding nominees and directors appearing under Proposal No. 1: Election of Directors in our definitive proxy statement for our 2012 annual meeting of shareholders scheduled for June 26, 2012 (the 2012 Proxy Statement) is hereby incorporated herein by this reference. Information regarding our executive officers appears in Part I, Item I of this Annual Report on Form 10-K under the heading Executive Officers of the Registrant. Information regarding the Audit Committee and the Audit Committee's financial expert appearing under the heading Committees of our Board of Directors—Audit Committee in our 2012 Proxy Statement is hereby incorporated herein by this reference.

        Information appearing under the heading Section 16(a) Beneficial Ownership Reporting Compliance in our 2012 Proxy Statement is hereby incorporated herein by this reference.

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

Board of Directors

Christopher Causey, M.B.A.
Principal, Causey Consortium

Raymond Dwek, F.R.S.
Director of the Glycobiology Institute and Professor of Glycobiology, University of Oxford

Richard Giltner
Private Investor
Former Managing Director, Société Générale Asset Management

R. Paul Gray
Managing Member, Core Concepts, LLC

Roger Jeffs, Ph.D.
President and Chief Operating Officer of United Therapeutics

Ray Kurzweil
Founder, Chairman and Chief Executive Officer, Kurzweil Technologies, Inc.

Christopher Patusky, J.D., M.G.A.
Real Estate and Transportation Consultant
Former Director, Office of Real Estate, Maryland Department of Transportation

Martine Rothblatt, Ph.D., J.D., M.B.A.
Chairman and Chief Executive Officer of United Therapeutics

Louis Sullivan, M.D.
Founding President and President Emeritus, Morehouse School of Medicine
Former Secretary, U.S. Department of Health and Human Services

Tommy Thompson, J.D.
Former Partner, Akin Gump Strauss Hauer & Feld LLP
Former Governor, State of Wisconsin
Former Secretary, U.S. Department of Health and Human Services

ITEM 11.    EXECUTIVE COMPENSATION

        Information concerning executive compensation required by Item 11 will appear under the headings Director Compensation, Compensation Discussion and Analysis, Summary Compensation Table and Grants of Plan-Based Awards in 2011, Narratives to Summary Compensation Table and Grants of Plan-Based Awards Table, Summary of Terms of Plan-Based Awards, Supplemental Executive Retirement Plan, Rabbi Trust, Potential Payments Upon Termination or Change in Control, and Director Compensation in our 2012 Proxy Statement and is hereby incorporated herein by this reference.

        Information concerning the Compensation Committee required by Item 11 will appear under the heading Compensation Committee Report in our 2012 Proxy Statement and is hereby incorporated herein by this reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information regarding beneficial ownership of our common stock required by Item 12 appears under Beneficial Ownership of Common Stock in our 2012 Proxy Statement and is hereby incorporated herein by this reference.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table presents information as of December 31, 2011, regarding our securities authorized for issuance under equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plan approved by security holders	4,998,718	$37.42	11,128,472
Equity compensation plans not approved by security holders	113,553	9.05	N/A

Total	5,112,271	$36.79	11,128,472

We have one equity incentive plan approved by security holders in 1997. In addition, prior to 2005, we granted options to employees and consultants outside of the plan approved by security holders (non-plan options). Information regarding the security holder approved plan is contained in Note 10—Stockholders' Equity to the consolidated financial statements included in this Annual Report on Form 10-K. We do not have any warrants or rights that are outstanding or available for issuance as described in Regulation S-K Item 201(d). Securities issued pursuant to the non-plan awards were made under a standard agreement generally consistent with the form contained in Exhibit 10.10 to this Annual Report on Form 10-K.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Information concerning related party transactions and director independence required by Item 13 will appear under the headings Other Matters—Certain Relationships and Related Party Transactions, Board of Directors, Committees, Corporate Governance—Director Independence and Committees of our Board of Directors in our 2012 Proxy Statement and is hereby incorporated herein by this reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Information required by this item, concerning the principal accounting fees paid by the Registrant and the Audit Committee's pre-approval policies and procedures, is incorporated by reference to the information under the heading Report of the Audit Committee and Information on our Independent Auditors in our 2012 Proxy Statement and is hereby incorporated herein by this reference.

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

UNITED THERAPEUTICS CORPORATION
February 28, 2012	By:	/s/ MARTINE A. ROTHBLATT Martine A. Rothblatt, Ph.D. Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ MARTINE A. ROTHBLATT Martine A. Rothblatt	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 28, 2012
/s/ JOHN M. FERRARI John M. Ferrari	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2012
/s/ ROGER A. JEFFS Roger A. Jeffs	President, Chief Operating Officer and Director	February 28, 2012
/s/ CHRISTOPHER CAUSEY Christopher Causey	Director	February 28, 2012
/s/ RAYMOND DWEK Raymond Dwek	Director	February 28, 2012
/s/ RICHARD GILTNER Richard Giltner	Director	February 28, 2012
/s/ R. PAUL GRAY R. Paul Gray	Director	February 28, 2012
/s/ RAYMOND KURZWEIL Raymond Kurzweil	Director	February 28, 2012

Signatures	Title	Date

/s/ CHRISTOPHER PATUSKY Christopher Patusky	Director	February 28, 2012
/s/ LOUIS W. SULLIVAN Louis W. Sullivan	Director	February 28, 2012
/s/ TOMMY THOMPSON Tommy Thompson	Director	February 28, 2012

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant's Registration Statement on Form S-1 (Registration No. 333-76409).
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K, filed on June 28, 2010.
3.3	Second Amended and Restated By-laws of the Registrant, incorporated by reference to Exhibit 3.2 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008.
3.4	Form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Registrant, incorporated by reference to Exhibit A to Exhibit 4 to the Registrant's Current Report on Form 8-K, filed December 18, 2000.
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.
4.2	First Amended and Restated Rights Agreement, incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on July 3, 2008.
4.3	Indenture, dated as of October 30, 2006, between the Registrant and The Bank of New York, as trustee (including form of 0.50% Convertible Senior Note due October 15, 2011), incorporated by reference to Exhibit 4.1 of Registrant's Current Report on Form 8-K filed October 30, 2006.
4.4	Resale Registration Rights Agreement, dated October 30, 2006, between the Registrant and Deutsche Bank Securities Inc., as the initial purchaser, incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed as of October 30, 2006.
4.5	Indenture, dated as of October 17, 2011, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as trustee (including form of 1.0% Convertible Senior Note due September 15, 2016), incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed October 17, 2011.
4.6	Form of 1.0% Convertible Senior Note due September 15, 2016, incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed October 17, 2011.
10.1**	United Therapeutics Corporation Amended and Restated Equity Incentive Plan, as amended effective as of September 24, 2004, incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
10.2**	Amended and Restated Executive Employment Agreement dated as of January 1, 2009, between the Registrant and Martine A. Rothblatt, incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.
10.3**	Employment Agreement dated as of June 16, 2001 between the Registrant and Paul A. Mahon, incorporated by reference to Exhibit 10.4 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.
10.4*	Exclusive License Agreement dated as of December 3, 1996, between the Registrant and Pharmacia and Upjohn Company, incorporated by reference to Exhibit 10.8 of the Registrant's Registration Statement on Form S-1 (Registration No. 333-76409).
10.5*	Assignment Agreement dated as of January 31, 1997, between the Registrant, Glaxo Wellcome Inc. and The Wellcome Foundation Ltd., incorporated by reference to Exhibit 10.9 of the Registrant's Registration Statement on Form S-1 (Registration No. 333-76409).

Exhibit No.	Description
10.6**	Employment Agreement dated November 29, 2000 between the Registrant and Roger Jeffs, incorporated by reference to Exhibit 10.9 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.
10.7	Form of Indemnification Agreement between the Registrant and each of its Directors and Executive Officers, incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.
10.8	Amendment No. 1 to Exclusive License Agreement, effective as of December 3, 1996, made as of October 1, 2002 by and between Pharmacia & Upjohn Company and the Registrant, incorporated by reference to Exhibit 10.25 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
10.9**	Standard Non-plan Option Award Agreement used by the Registrant, incorporated by reference to Exhibit 10.39 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.10**	Amendment dated December 11, 2002 to Employment Agreement between the Registrant and Roger Jeffs, incorporated by reference to Exhibit 10.40 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.11**	Amendment dated December 11, 2002 to Employment Agreement between the Registrant and Paul Mahon, incorporated by reference to Exhibit 10.43 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.12**	Amendment dated December 29, 2004 to Employment Agreement between Roger Jeffs and the Registrant dated November 29, 2000, as previously amended, incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K filed on December 29, 2004.
10.13**	Amendment dated December 29, 2004 to Employment Agreement between Paul A. Mahon and the Registrant dated June 16, 2001, as previously amended, incorporated by reference to Exhibit 10.4 of the Registrant's Current Report on Form 8-K filed on December 29, 2004.
10.14**	Form of terms and conditions for awards granted to Employees by the Registrant under the Amended and Restated Equity Incentive Plan, incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on December 17, 2004.
10.15**	Form of Terms and Conditions for Awards granted to Non-Employees by the Registrant under the Amended and Restated Equity Incentive Plan, incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed on December 17, 2004.
10.16**	United Therapeutics Corporation Supplemental Executive Retirement Plan, effective as of July 1, 2006, incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on May 4, 2006.
10.17**	Employment Agreement, dated as of August 2, 2006, between John Ferrari and the Registrant, incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on August 4, 2006.
10.18**	Amendment, dated as of July 31, 2006, to amended Employment Agreement, dated November 29, 2000, between Roger Jeffs and the Registrant, incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed on August 4, 2006.
10.19**	Amendment, dated as of July 31, 2006, to amended Employment Agreement, dated June 16, 2001, between Paul A. Mahon and the Registrant, incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K filed on August 4, 2006.
10.20**	Amendment, dated as of December 28, 2006, to Employment Agreement, dated August 2, 2006, between John Ferrari and the Registrant, incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on December 29, 2006.

Exhibit No.	Description
10.21	United Therapeutics Corporation Supplemental Executive Retirement Plan Rabbi Trust Document entered into on December 28, 2007, by and between the Registrant and Wilmington Trust Company, as trustee, incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on December 28, 2007.
10.22**	United Therapeutics Corporation Share Tracking Awards Plan, incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.
10.23**	First Amendment to the United Therapeutics Corporation Share Tracking Awards Plan, incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on September 18, 2009.
10.24**	Second Amendment to the United Therapeutics Corporation Share Tracking Award, incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on February 6, 2012.
10.25**	Form of terms and conditions for awards granted to non-employees by the Registrant under the United Therapeutics Corporation Share Tracking Awards Plan, incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.
10.26**	Form of terms and conditions for awards granted to employees by the Registrant prior to January 1, 2010, under the United Therapeutics Corporation Share Tracking Awards Plan, incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.
10.27**	Form of terms and conditions for awards granted to employees by the Registrant on or after January 1, 2010, under the United Therapeutics Corporation Share Tracking Awards Plan, incorporated by reference to Exhibit 10.48 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009.
10.28**	Form of terms and conditions for awards granted to employees on or after March 15, 2011 under the United Therapeutics Corporation 2011 Share Tracking Awards Plan and the United Therapeutics Corporation 2008 Share Tracking Awards Plan, incorporated by reference to Exhibit 10.2 of Registrant's Registration Statement on Form S-8 (Registration No. 333-173858) filed on May 2, 2011.
10.29**	Form of grant letter used by Registrant under the United Therapeutics Corporation Share Tracking Awards Plan, incorporated by reference to Exhibit 10.4 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.
10.30**	United Therapeutics Corporation 2011 Share Tracking Awards Plan, incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on March 18, 2011.
10.31**	First Amendment to the United Therapeutics Corporation 2011 Share Tracking Awards Plan, incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed on February 6, 2012.
10.32**	Form of terms and conditions for awards granted to employees by the Registrant on or after March 15, 2011 under the United Therapeutics Corporation Share Tracking Awards Plan or the United Therapeutics Corporation 2011 Share Tracking Awards Plan, incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed on March 18, 2011.
10.33**	Form of terms and conditions for awards granted to non-employees by the Registrant on or after March 15, 2011 under the United Therapeutics Corporation Share Tracking Awards Plan or the United Therapeutics Corporation 2011 Share Tracking Awards Plan, incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K filed on March 18, 2011.

Exhibit No.	Description
10.34**	Form of grant letter used by Registrant under the United Therapeutics Corporation 2011 Share Tracking Awards Plan, incorporated by reference to Exhibit 10.4 of the Registrant's Current Report on Form 8-K filed on March 18, 2011.
10.35*	License Agreement, dated as of November 14, 2008, by and between Eli Lilly and Company and the Registrant, incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed on December 24, 2008.
10.36*	Manufacturing and Supply Agreement, dated as of November 14, 2008, by and between Eli Lilly and Company, Lilly del Caribe, Inc. and the Registrant incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K filed on December 24, 2008.
10.37**	Form of Amendment to Employment Agreement between the Registrant and each of Roger Jeffs, Paul Mahon and John Ferrari, each dated as of January 1, 2009, incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.
10.38**	Form of Amendment to Employment Agreements between the Registrant and each of Roger Jeffs, Paul Mahon and John Ferrari, each dated as of February 22, 2010, incorporated by reference to Exhibit 10.46 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009.
10.39	Distribution Agreement dated as of August 17, 2009 between the Registrant and Accredo Health Group, Inc., incorporated by reference to Exhibit 10.47 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009.
10.40	Stipulation of Settlement, dated October 25, 2010, among the parties to a derivative lawsuit against the directors and officers of the Registrant identified therein, incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.
10.41*	Credit Agreement, dated as of December 27, 2010, among the Registrant, the lenders party thereto from time to time, Wells Fargo Bank, National Association, as the Administrative Agent, and certain subsidiaries of the Registrant, as guarantors, incorporated by reference to Exhibit 10.37 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010.
10.42*	Amended and Restated Distribution Agreement, dated as of February 21, 2011, between the Registrant and Accredo Health Group, Inc., incorporated by reference to Exhibit 10.38 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010.
10.43*	Construction Management Agreement between the Registrant and DPR Construction, a General Partnership, dated as of January 28, 2011, as amended by Amendment No. 1, dated as of June 23, 2011, incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011.
10.44	Technical Services Agreement, dated May 15, 2007, between the Registrant and Kurzweil Technologies, Inc., as amended as of October 27, 2011, incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
10.45*	Confirmation, dated October 11, 2011, of a note hedging transaction between the Registrant and Deutsche Bank AG, London Branch, incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
10.46*	Confirmation, dated October 11, 2011, of a warrant transaction between the Registrant and Deutsche Bank AG, London Branch, incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

Exhibit No.	Description
10.47*	Confirmation, dated October 11, 2011, of an accelerated share repurchase transaction between the Registrant and Deutsche Bank AG, London Branch, incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
21	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 28, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2011 and 2010, (ii) Consolidated Statements of Operations for each of three years in the period ended December 31, 2011, (iii) Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 2011, (iv) Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2011, and (v) Notes to Consolidated Financial Statements.(1)

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