Form 10-Q
period 2012-03-31
UNITED THERAPEUTICS Corp
filed 2012-04-26
CIK 1082554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2012

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

The number of shares outstanding of the issuer’s common stock, par value $.01 per share, as of April 20, 2012 was 53,685,360.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

UNITED THERAPEUTICS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$156,666	$162,676
Marketable investments	252,300	240,803
Accounts receivable, net of allowance of none for 2012 and 2011	89,150	88,680
Other current assets	21,844	16,116
Inventories, net	45,760	45,981
Deferred tax assets	8,199	8,199
Total current assets	573,919	562,455
Marketable investments	336,961	343,899
Marketable investments and cash—restricted	5,369	5,123
Goodwill and other intangibles, net	24,915	22,087
Property, plant and equipment, net	401,587	366,046
Deferred tax assets, net	190,634	190,745
Other assets	28,050	27,724
Total assets	$1,561,435	$1,518,079

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,335	$47,257
Accrued expenses	58,590	57,227
Other current liabilities	108,617	108,093
Total current liabilities	175,542	212,577
Convertible notes	196,733	194,180
Mortgages payable—noncurrent	71,431	71,452
Other liabilities	82,198	80,500
Total liabilities	525,904	558,709
Commitments and contingencies:
Common stock subject to repurchase	10,882	10,882
Stockholders’ equity:
Preferred stock, par value $.01, 10,000,000 shares authorized, no shares issued	—	—
Series A junior participating preferred stock, par value $.01, 100,000 authorized, no shares issued	—	—
Common stock, par value $.01, 245,000,000 shares authorized, 61,578,978 and 61,506,063 shares issued, and 53,682,560 and 53,609,645 shares outstanding at March 31, 2012 and December 31, 2011, respectively	616	615
Additional paid-in capital	996,773	992,718
Accumulated other comprehensive loss	(9,540)	(10,885)
Treasury stock at cost, 7,896,418 shares at March 31, 2012 and December 31, 2011, respectively	(282,998)	(282,998)
Retained earnings	319,798	249,038
Total stockholders’ equity	1,024,649	948,488
Total liabilities and stockholders’ equity	$1,561,435	$1,518,079

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
Revenues:
Net product sales	$202,943	$162,218
Other	1,271	294
Total revenues	204,214	162,512
Operating expenses:
Research and development	33,657	47,707
Selling, general and administrative	39,789	58,263
Cost of product sales	24,031	19,739
Total operating expenses	97,477	125,709
Operating income	106,737	36,803
Other (expense) income:
Interest income	1,033	666
Interest expense	(3,886)	(5,410)
Equity loss in affiliate	(20)	(37)
Other, net	72	41
Total other (expense) income, net	(2,801)	(4,740)
Income from continuing operations before income taxes	103,936	32,063
Income tax expense	(33,176)	(12,446)
Income from continuing operations	70,760	19,617
Discontinued operations:
Income from discontinued operations, net of tax	—	29
Loss on disposal of discontinued operations, net of tax	—	(3,256)
Loss from discontinued operations	—	(3,227)
Net income	$70,760	$16,390
Net income per common share:
Basic
Continuing operations	$1.32	$0.34
Discontinued operations	$0.00	$(0.06)
Net income per basic common share	$1.32	$0.28
Diluted
Continuing operations	$1.29	$0.31
Discontinued operations	$0.00	$(0.05)
Net income per diluted common share	$1.29	$0.26
Weighted average number of common shares outstanding:
Basic	53,631	57,753
Diluted	55,009	62,623

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
Net income	$70,760	$16,390
Other comprehensive income:
Foreign currency translation gain	1,099	1,348
Defined benefit pension plan:
Actuarial gain arising during period, net of tax	64	186
Less: amortization of actuarial gain and prior service cost included in net periodic pension cost	130	123
Defined benefit pension plan, net	194	309
Unrealized gain on available-for-sale securities, net of tax	52	183
Other comprehensive income, net of tax	1,345	1,840
Comprehensive income	$72,105	$18,230

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
Cash flows from operating activities:
Net income	$70,760	$16,390
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,648	5,809
Provision for inventory obsolescence	347	1,265
Current and deferred income tax expense	33,176	10,436
Share-based compensation (benefit) expense	(24)	36,856
Amortization of debt discount and debt issue costs	2,924	4,471
Amortization of discount or premium on investments	1,134	1,165
Equity loss in affiliate and other	26	6,767
Excess tax benefits from share-based compensation	(318)	(3,976)
Changes in operating assets and liabilities:
Accounts receivable	63	7,928
Inventories	575	(1,977)
Prepaid expenses	(5,254)	(4,101)
Other assets	(1,642)	(4,270)
Accounts payable	(38,971)	(6,150)
Accrued expenses	915	1,409
Other liabilities	(32,774)	(18,671)
Net cash provided by operating activities	37,585	53,351

Cash flows from investing activities:
Purchases of property, plant and equipment	(40,282)	(6,336)
Purchases of held-to-maturity investments	(183,423)	(173,249)
Maturities of held-to-maturity investments	177,714	144,250
Net cash used in investing activities	(45,991)	(35,335)

Cash flows from financing activities:
Proceeds from the exercise of stock options	1,810	13,976
Excess tax benefits from share-based compensation	318	3,976
Net cash provided by financing activities	2,128	17,952

Effect of exchange rate changes on cash and cash equivalents	268	833
Net (decrease) increase in cash and cash equivalents	(6,010)	36,801
Cash and cash equivalents, beginning of period	162,676	252,162
Cash and cash equivalents, end of period	$156,666	$288,963

Supplemental schedule of cash flow information:
Cash paid for interest	$1,803	$733
Cash paid for income taxes	$28,676	$5,193
Non-cash investing activity: non-cash additions to property, plant and equipment	$9,083	$2,332

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

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

2. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all of the information required by United States generally accepted accounting principles (GAAP) for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on February 28, 2012.

In our management’s opinion, the accompanying consolidated financial statements contain all adjustments, including normal, recurring adjustments, necessary to fairly present our financial position as of March 31, 2012, results of operations and comprehensive income for the three-months ended March 31, 2012 and 2011, and cash flows for the three months ended March 31, 2012 and 2011. Interim results are not necessarily indicative of results for an entire year. On March 31, 2011, we sold our wholly-owned telemedicine subsidiary, Medicomp, Inc. Accordingly, the operating results of Medicomp, Inc., for the three-months ended March 31, 2011 have been reclassified and presented within discontinued operations on our consolidated statements of operations. This change in presentation had no impact on net income as previously reported. We did not recast our consolidated statement of cash flows for the three months ended March 31, 2011 to reflect the classification of Medicomp, Inc. as a discontinued operation as the impact was not significant to that statement. For details regarding the sale of Medicomp, Inc. refer to Note 18—Sale of Medicomp, Inc. to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

3. Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market (current replacement cost) and consist of the following, net of reserves (in thousands):

	March 31, 2012	December 31, 2011
Raw materials	$9,960	$9,171
Work-in-progress	13,060	14,222
Finished goods	22,740	22,588
Total inventories	$45,760	$45,981

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

Assets and liabilities subject to fair value measurements are as follows (in thousands):

	As of March 31, 2012
	Level 1	Level 2	Level 3	Balance
Assets
Money market funds (1)	$59,397	$—	$—	$59,397
Federally-sponsored and corporate debt securities (2)	—	588,932	—	588,932
Available-for-sale equity investment	453	—	—	453
Total assets	$59,850	$588,932	$—	$648,782
Liabilities
Convertible notes maturing in 2016 (3)	$—	$289,375	$—	$289,375
Contingent consideration (4)	—	—	8,110	8,110
Total liabilities	$—	$289,375	$8,110	$297,485

	As of December 31, 2011
	Level 1	Level 2	Level 3	Balance
Assets
Money market funds (1)	$72,905	$—	$—	$72,905
Federally-sponsored and corporate debt securities (2)	—	583,976	—	583,976
Available-for-sale equity investment	382	—	—	382
Total assets	$73,287	$583,976	$—	$657,263
Liabilities
Convertible notes maturing in 2016 (3)	$—	$292,500	$—	$292,500
Contingent consideration (4)	—	—	7,973	7,973
Total liabilities	$—	$292,500	$7,973	$300,473

(1)          Included in cash and cash equivalents and marketable investments and cash—restricted on the accompanying consolidated balance sheets.

(2)          Included in current and non-current marketable investments on the accompanying consolidated balance sheets. The fair value of these securities is principally measured or corroborated by trade data for identical issues or that of comparable securities in which related trading activity is not sufficiently frequent to be considered as a Level 1 input. See also Note 5—Marketable Investments—Held-to-Maturity Investments to these consolidated financial statements.

(3)          Included in convertible notes on the accompanying consolidated balance sheets. Refer to Note 9—Debt—Convertible Notes Due 2016 for details. The fair value of our 1.0% Convertible Senior Notes due September 15, 2016 (2016 Convertible Notes) has been estimated using other observable inputs including the price of our common stock, implied volatility, interest rates and credit spreads among others. Over time, we expect a market for the 2016 Convertible Notes to develop. At that time, we intend to use trade data as the principal basis for measuring fair value.

(4)          Included in non-current liabilities on the accompanying consolidated balance sheets. The fair value of contingent consideration has been estimated using probability weighted discounted cash flow models (DCF). The DCF incorporates Level 3 inputs including estimated discount rates that we believe market participants would consider relevant in pricing and the projected timing and amount of cash flows, which are estimated and developed, in part, based on the requirements specific to each acquisition agreement. We analyze and evaluate these fair value measurements quarterly to determine whether valuation inputs continue to be relevant and appropriate or whether current period developments warrant adjustments to valuation inputs and related measurements. Any increases or decreases in discount rates would have an inverse impact on the value of related fair value measurements, while increases or decreases in expected cash flows would result in corresponding increases or decreases in fair value. As of both March 31, 2012 and December 31, 2011, the cost of debt and weighted average cost of capital used to discount projected cash flows relating to contingent consideration ranged from 8.6 percent to 17.9 percent.

A reconciliation of the beginning and ending balance of the Level 3 liabilities for the three-month period ended March 31, 2012, is presented below (in thousands):

Contingent Consideration
Balance January 1, 2012—Asset (Liability)	$(7,973)
Transfers into Level 3	—
Transfers out of Level 3	—
Total gains/(losses) realized/unrealized
Included in earnings	—
Included in other comprehensive income	(137)
Purchases	—
Sales	—
Issuances	—
Settlements	—
Balance March 31, 2012—Asset (Liability)	$(8,110)
Amount of total gains/(losses) for the three-month period ended March 31, 2012 included in earnings under the caption “selling, general and administrative expenses”, that are attributable to the change in unrealized gains or losses related to outstanding liabilities	$—

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivables, accounts payable, and accrued expenses approximate fair value because of their short maturities. The fair values of our marketable investments and our 2016 Convertible Notes are reported above within the fair value hierarchy. The recorded value of our $70.0 million mortgage loan approximates its fair value as it bears a variable rate of interest that we believe approximates the market rate of interest for debt with similar credit risk profiles, terms and maturities. Refer to Note 9—Debt—Mortgage Financing for details.

5. Marketable Investments

Held-to-Maturity Investments

Marketable investments classified as held-to-maturity consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government-sponsored enterprises at March 31, 2012	$308,397	$192	$(119)	$308,470
Corporate notes and bonds at March 31, 2012	280,411	232	(181)	280,462
Total	$588,808	$424	$(300)	$588,932
Reported under the following captions on the consolidated balance sheet at March 31, 2012:
Current marketable investments	$252,300
Noncurrent marketable investments	336,508
	$588,808

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government-sponsored enterprises at December 31, 2011	$308,202	$155	$(170)	$308,187
Corporate notes and bonds at December 31, 2011	276,118	113	(442)	275,789
Total	$584,320	$268	$(612)	$583,976
Reported under the following captions on the consolidated balance sheet at December 31, 2011:
Current marketable investments	$240,803
Noncurrent marketable investments	343,517
	$584,320

The following table summarizes gross unrealized losses and the length of time marketable investments have been in a continuous unrealized loss position (in thousands):

	As of March 31, 2012		As of December 31, 2011
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Government-sponsored enterprises:
Continuous unrealized loss position less than one year	$134,670	$(119)	$170,018	$(170)
Continuous unrealized loss position greater than one year	—	—	—	—
	134,670	(119)	170,018	(170)
Corporate notes and bonds:
Continuous unrealized loss position less than one year	$101,057	$(181)	$149,383	$(442)
Continuous unrealized loss position greater than one year	—	—	—	—
	101,057	(181)	149,383	(442)
Total	$235,727	$(300)	$319,401	$(612)

We attribute the unrealized losses on held-to-maturity securities as of March 31, 2012, to the variability in related market interest rates. We do not intend to sell these securities, nor is it more likely than not that we will be required to sell them prior to the end of their contractual term. Furthermore, we believe these securities do not expose us to undue market risk or counterparty credit risk. As such, we do not consider these securities to be other than temporarily impaired.

The following table summarizes the contractual maturities of held-to-maturity marketable investments at March 31, 2012 (in thousands):

	March 31, 2012
	Amortized Cost	Fair Value
Due in less than one year	$252,300	$252,394
Due in one to two years	336,508	336,538
Due in three to five years	—	—
Due after five years	—	—
Total	$588,808	$588,932

Equity Investments

We own less than 1 percent of the common stock of a public company. Our investment is classified as available-for-sale and reported at fair value based on the quoted market price.

As of March 31, 2012, we maintain equity investments totaling approximately $8.0 million in privately-held corporations. We account for these investments at cost since we do not have the ability to exercise significant influence over these companies and their fair values are not readily determinable. The fair value of these investments has not been estimated at March 31, 2012, as there have been no events or developments indicating the related carrying amounts may be impaired. We include these investments within non-current other assets on our consolidated balance sheets.

6. Goodwill and Other Intangible Assets

Goodwill and other intangible assets comprise the following (in thousands):

	As of March 31, 2012			As of December 31, 2011
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill (1)	$10,918	$—	$10,918	$8,123	$—	$8,123
Other intangible assets (1):
Technology, patents and tradenames	5,321	(2,269)	3,052	4,766	(1,999)	2,767
Customer relationships and non-compete agreements	4,793	(1,844)	2,949	4,653	(1,658)	2,995
Contract-based	8,350	(354)	7,996	8,350	(148)	8,202
Total	$29,382	$(4,467)	$24,915	$25,892	$(3,805)	$22,087

(1)          Includes foreign currency translation adjustments.

Total amortization relating to other intangible assets for the five succeeding years and thereafter is presented below (in thousands):

Year ending December 31,
2013	$1,981
2014	1,917
2015	1,591
2016	1,058
2017	850
Thereafter	5,122
$12,519

7. Supplemental Executive Retirement Plan

We maintain the United Therapeutics Corporation Supplemental Executive Retirement Plan (SERP) to provide retirement benefits to certain senior members of our management team. To help fund our expected obligations under the SERP, we maintain the United Therapeutics Corporation Supplemental Executive Retirement Plan Rabbi Trust Document (Rabbi Trust). The balance in the Rabbi Trust was approximately $5.1 million as of March 31, 2012 and December 31, 2011. The Rabbi Trust is irrevocable and SERP participants have no preferred claim on, nor any beneficial ownership interest in, any assets of the Rabbi Trust. The investments in the Rabbi Trust are classified as restricted marketable investments and cash on our consolidated balance sheets.

Net periodic pension cost consists of the following (in thousands):

	Three Months Ended March 31,
	2012	2011
Service cost	$1,079	$1,033
Interest cost	369	314
Amortization of prior service costs	207	166
Amortization of net actuarial loss	—	28
Net pension expense	$1,655	$1,541

8. Share Tracking Award Plans

We maintain the United Therapeutics Corporation Share Tracking Awards Plan, originally adopted in June 2008 (2008 STAP) and the United Therapeutics Corporation 2011 Share Tracking Awards Plan, adopted in March 2011 (2011 STAP).  In February 2012, our Board of Directors amended the 2011 STAP to increase the total number of awards available for grant under the 2011 STAP by 2.0 million and concurrently amended the 2008 STAP to cancel the approximately 400,000 remaining awards available for future grants thereunder.  We refer to the 2008 STAP and the 2011 STAP collectively as the “STAP,” and awards granted and/or outstanding under either of these plans as “STAP awards.”

Under the STAP, we grant long-term, equity-based compensation to eligible participants. STAP awards convey the right to receive in cash an amount equal to the appreciation of our common stock, which is calculated as the positive difference between the closing price of our common stock on the date of exercise and the date of grant. STAP awards generally vest in equal increments on each anniversary of the date of grant over a four-year period and expire on the tenth anniversary of the date of grant.

We account for outstanding STAP awards as a liability because they are required to be settled in cash. Accordingly, we estimate the fair value of outstanding STAP awards at each financial reporting date using the Black-Scholes-Merton valuation model until settlement occurs or awards are otherwise no longer outstanding. Changes in the fair value of outstanding STAP awards are recognized as an adjustment to compensation expense on our consolidated statements of operations. The STAP liability balance was $72.9 million and $79.9 million at March 31, 2012 and December 31, 2011, respectively, and has been included within other current liabilities on our consolidated balance sheets.

In estimating the fair value of STAP awards, we are required to use inputs that materially impact the determination of fair value and the amount of compensation expense to be recognized. These inputs include the expected volatility of the price of our common stock, the risk-free interest rate, the expected term of STAP awards, the expected forfeiture rate and the expected dividend yield.

The table below presents the assumptions used to measure the fair value of STAP awards at March 31, 2012 and 2011:

	March 31, 2012	March 31, 2011
Expected volatility	37.0%	46.2%
Risk-free interest rate	0.8%	2.0%
Expected term of awards (in years)	4.2	4.6
Expected forfeiture rate	7.0%	6.6%
Expected dividend yield	0.0%	0.0%

A summary of the activity and status of STAP awards for the three-month period ended March 31, 2012 is presented below:

	Number of Awards	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at January 1, 2012	7,795,000	$45.90
Granted	1,610,353	47.52
Exercised	(392,963)	27.80
Forfeited	(28,930)	55.08
Outstanding at March 31, 2012	8,983,460	$46.95	7.8	$48,126
Exercisable at March 31, 2012	4,423,997	$39.40	7.2	$47,540
Expected to vest at March 31, 2012	3,915,882	$53.29	9.0	$531

The weighted average fair value of awards granted during the three-month periods ended March 31, 2012 and 2011 was $21.16 and $28.48, respectively.

Share-based compensation (benefit) expense recognized in connection with the STAP is as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Research and development	$(1,078)	$14,741
Selling, general and administrative	(907)	15,005
Cost of product sales	(46)	—
Share-based compensation (benefit) expense before taxes	(2,031)	29,746
Related income tax expense (benefit)	749	(10,932)
Share-based compensation (benefit) expense, net of taxes	$(1,282)	$18,814
Share-based compensation capitalized as part of inventory	$(7)	$809

Cash paid to settle STAP awards exercised during the three-month periods ended March 31, 2012 and 2011, was $5.1 million and $10.7 million, respectively.

9. Debt

Convertible Notes Due 2016

In October 2011, we issued $250.0 million in aggregate principal value 2016 Convertible Notes. The 2016 Convertible Notes are unsecured, unsubordinated debt obligations that rank equally with all of our other unsecured and unsubordinated indebtedness. We pay interest semi-annually on March 15th and September 15th of each year. The initial conversion price is $47.69 per share and the number of underlying shares used to determine the aggregate consideration upon conversion is approximately 5.2 million shares.

Conversion can occur: (1) any time after June 15, 2016; (2) during any calendar quarter that follows a calendar quarter in which the price of our common stock exceeds 130 percent of the conversion price for at least 20 days during the 30 consecutive trading-day period ending on the last trading day of the quarter; (3) during the ten consecutive trading-day period following any five consecutive trading-day period in which the trading price of the 2016 Convertible Notes is less than 95 percent of the closing price of our common stock multiplied by the then current number of shares underlying the 2016 Convertible Notes; (4) upon specified distributions to our shareholders; (5) in connection with certain corporate transactions; or (6) in the event that our common stock ceases to be listed on the NASDAQ Global Select Market, the NASDAQ Global Market, or the New York Stock Exchange, or any of their respective successors.  As of March 31, 2012, none of the contingent conversion thresholds described above were met in order for the 2016 Convertible Notes to be convertible at the option of the note holders.  As a result, the 2016 Convertible Notes have been classified as a non-current liability on our consolidated balance sheet at March 31, 2012. In future financial reporting periods, the classification of the 2016 Convertible Notes may change depending on whether any of the above contingent criteria have been subsequently satisfied.

At March 31, 2012, the aggregate conversion value of the 2016 Convertible Notes did not exceed their par value using a conversion price of $47.13, the closing price of our common stock on March 31, 2012.

Upon conversion, holders of our 2016 Convertible Notes are entitled to receive: (1) cash equal to the lesser of the par value of the notes or the conversion value (the number of shares underlying the 2016 Convertible Notes multiplied by the then current conversion price per share); and (2) to the extent the conversion value exceeds the par value of the notes, shares of our common stock. In the event of a change in control, as defined in the indenture under which the 2016 Convertible Notes have been issued, holders can require us to purchase all or a portion of their 2016 Convertible Notes for 100 percent of the notes’ par value plus any accrued and unpaid interest.

Because the terms of the 2016 Convertible Notes provide for settlement wholly or partially in cash, we are required to account for their liability and equity components separately so that the subsequent recognition of interest expense reflects our non-convertible borrowing rate. Accordingly, we estimated the fair value of the 2016 Convertible Notes without consideration of the conversion option as of the date of issuance (Liability Component). The excess of the proceeds received over the estimated fair value of the Liability Component totaling $57.9 million has been recorded as the conversion option (Equity Component) and a corresponding offset has been recognized as a discount to the 2016 Convertible Notes to reduce their net carrying value. We are amortizing the discount over the five-year period ending September 15, 2016 (the expected life of the Liability Component) using the interest method and an effective rate of interest of 6.7 percent, which corresponds to our estimated non-convertible borrowing rate at the date of issuance.

Interest expense incurred in connection with our convertible notes consisted of the following (in thousands):

	Three Months Ended March 31,
	2012	2011
Contractual coupon rate of interest	$625	$312
Discount amortization	2,553	4,112
Interest expense—convertible notes (1)	$3,178	$4,424

(1)          Interest expense recognized in connection with our convertible notes for the three-month period ended March 31, 2011 consisted solely of the effective interest relating to a prior issue of convertible notes that matured in October 2011 (2011 Convertible Notes). We accounted for the 2011 Convertible Notes in a manner similar to that of the 2016 Convertible Notes using an effective interest rate of 7.5 percent.

Amounts comprising the carrying value of the 2016 Convertible Notes include the following (in thousands):

	March 31, 2012	December 31, 2011
Principal balance	$250,000	$250,000
Discount, net of accumulated amortization of $4,671 and $2,118	(53,267)	(55,820)
Carrying amount	$196,733	$194,180

Convertible Note Hedge and Warrant Transactions

In connection with the issuance of our 2016 Convertible Notes, we entered into separate convertible note hedge and warrant transactions with Deutsche Bank AG London (DB London) to reduce the potential dilutive impact upon the conversion of our convertible notes. Pursuant to the convertible note hedge, we purchased call options to acquire up to approximately 5.2 million shares of our common stock with a strike price of $47.69. The call options become exercisable upon conversion of the 2016 Convertible Notes, and will terminate upon the maturity of the 2016 Convertible Notes or the first day the 2016 Convertible Notes are no longer outstanding, whichever occurs first. We also sold DB London warrants to acquire up to approximately 5.2 million shares of our common stock with a strike price of $67.56. The warrants will expire incrementally on a series of expiration dates subsequent to the maturity date of our 2016 Convertible Notes. Both the convertible note hedge and warrant transactions will be settled on a net-share basis. If the conversion price of our 2016 Convertible Notes remains between the strike prices of the call options and warrants, our shareholders will not experience any dilution in connection with the conversion of our 2016 Convertible Notes; however, to the extent that the price of our common stock exceeds the strike price of the warrants on any or all of the series of related incremental expiration dates, we will be required to issue shares of our common stock to DB London.

The warrants we sold to DB London in connection with the issuance of our 2011 Convertible Notes expired in March 2012. Since the price or our common stock over the series of expiration dates did not exceed the strike price of the warrants, we were not required to issue any shares of our common stock to DB London upon expiration of the warrants.

Mortgage Financing

In December 2010, we entered into a Credit Agreement with Wells Fargo Bank, National Association (Wells Fargo) and Bank of America, N.A., pursuant to which we obtained $70.0 million in debt financing. The Credit Agreement has a forty-eight month term maturing in December 2014 and is secured by our facilities in Research Triangle Park, North Carolina and Silver Spring, Maryland. Annual principal payments are based on a twenty-five year amortization schedule using a fixed rate of interest of 7.0 percent and the outstanding debt bears a floating rate of interest per annum based on the one-month London Interbank Offer Rate (LIBOR), plus a credit spread of 3.75 percent, or approximately 4.0 percent as of March 31, 2012. Alternatively, we have the option to change the rate of interest charged on the loan to 2.75 percent plus the greater of: (1) Wells Fargo’s prime rate, or (2) the federal funds effective rate plus 0.05 percent, or (3) LIBOR plus 1.0 percent. The Credit Agreement permits prepayment of the outstanding loan balance in its entirety, subject to a prepayment premium which was initially 1.5 percent during the first six months of the term and declines in 0.5 percent increments at each successive six-month interval, such that there is no premium if the loan is prepaid after June 2012. The Credit Agreement subjects us to various financial and negative covenants.  As of March 31, 2012, we were in compliance with these covenants.

Interest Expense

Details of interest expense are presented below (in thousands):

	Three Months Ended March 31,
	2012	2011
Interest expense	$4,309	$5,492
Less: interest capitalized	(423)	(82)
Total interest expense	$3,886	$5,410

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

The components of basic and diluted earnings per common share comprise the following (in thousands, except per share amounts):

	Three Months Ended March 31,
	2012	2011
Numerator:
Income from continuing operations	$70,760	$19,617
Loss from discontinued operations	—	(3,227)
Net income	$70,760	$16,390
Denominator:
Weighted average outstanding shares — basic	53,631	57,753
Effect of dilutive securities (1):
Convertible notes	49	2,913
Warrants	—	—
Stock options	1,329	1,957
Weighted average shares — diluted	55,009	62,623
Earnings per common share:
Basic
Continuing operations	$1.32	$0.34
Discontinued operations	$0.00	$(0.06)
Net income per basic common share	$1.32	$0.28
Diluted
Continuing operations	$1.29	$0.31
Discontinued operations	$0.00	$(0.05)
Net income per diluted common share	$1.29	$0.26

Stock options and warrants excluded from calculation (2)	11,711	5,245

(1)         Calculated using the treasury stock method.

(2)         Certain stock options and warrants were excluded from the computation of diluted earnings per share because their impact would be anti-dilutive.

Stock Option Plan

We may grant stock option awards under our equity incentive plan. The fair value of stock options is estimated using the Black-Scholes-Merton valuation model. Option pricing models, including Black-Scholes-Merton, require the input of assumptions that can materially impact the estimation of fair value and related compensation expense. These assumptions include the expected volatility of our common stock, risk-free interest rate, the expected term of stock option awards, the expected forfeiture rate and the expected dividend yield. We did not grant any stock options during the three-month periods ended March 31, 2012 and 2011.

A summary of the activity and status of employee stock options during the three-month period ended March 31, 2012 is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2012	4,923,377	$36.98
Granted	—	—
Exercised	(69,581)	25.72
Forfeited	—	—
Outstanding and exercisable at March 31, 2012	4,853,796	$37.14	5.6	$60,947

Total share-based compensation expense related to employee stock options for the three-month periods ended March 31, 2012 and 2011, is as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Research and development	$—	$99
Selling, general and administrative	2,004	6,901
Share-based compensation expense before taxes	2,004	7,000
Related income tax benefit	(739)	(2,573)
Share-based compensation expense, net of taxes	$1,265	$4,427
Share-based compensation capitalized as part of inventory	$—	$7

Employee and non-employee stock option exercise data is summarized below (dollars in thousands):

	Three Months Ended March 31,
	2012	2011
Number of options exercised	72,915	476,680
Cash received	$1,810	$13,976

Share Repurchase

In October 2011, our Board of Directors approved a share repurchase program authorizing up to $300.0 million in aggregate repurchases of our common stock, at our discretion, over a two-year period ending in October 2013 (Repurchase Program). In connection with the Repurchase Program, we paid $212.0 million for an accelerated share repurchase agreement (ASR) entered into with DB London in October 2011. Pursuant to the terms of the ASR, DB London delivered to us approximately 4.7 million shares of our common stock in October 2011 representing the minimum number of shares we were entitled to repurchase under the ASR. The ASR was originally scheduled to terminate during the second quarter of 2012; however, in March 2012, we received notification from DB London of its election to accelerate the termination date of the contract to March 22, 2012. Based on the average of the daily volume weighted average price of our common stock over a specified period beginning in October 2011 and ending on the termination date, we did not receive additional shares upon final settlement of the ASR.

11. Income Taxes

Income tax expense for the three-month periods ended March 31, 2012 and 2011 is based on the estimated effective tax rate for the entire year. The estimated annual effective tax rate can be subject to adjustment in subsequent quarterly periods if components used in its estimation are revised. The estimated annual effective tax rates as of March 31, 2012 and 2011 were 34 percent and 39 percent, respectively. The decrease in the annual effective tax rate as of March 31, 2012 reflects a reduction in projections of non-deductible compensation for 2012.

As of March 31, 2012, we had available for federal income tax purposes $28.6 million in business tax credit carryforwards that will expire at various dates through 2032. Certain business tax credit carryforwards that were generated at various dates prior to December 2008 are subject to limitations on their use pursuant to Internal Revenue Code Section 382 (Section 382) as a result of ownership changes as defined by Section 382. However, we do not expect these business tax credits to expire unused.

We are subject to federal and state taxation in the United States and various foreign jurisdictions. Currently, our 2010 tax year is subject to examination by the Internal Revenue Service and our tax years from 2008 to 2010 are subject to examination by state taxing authorities.

We are unaware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

12. Segment Information

With the sale of our telemedicine subsidiary, Medicomp, Inc. and the discontinuation of further telemedicine-related business in 2011, we currently operate as one operating segment. However, we use and regularly review revenues, cost of revenues and gross profit data as a primary measure of performance for each of our three commercial products.

Revenues, cost of revenues and gross profit for each of our commercial products for the three-month periods ended March 31, 2012 and 2011 were as follows (in thousands):

Three Months Ended March 31, 2012	Remodulin	Tyvaso	Adcirca	Total
Revenues	$110,546	$70,067	$22,330	$202,943
Cost of revenues	13,348	9,198	1,485	24,031
Gross profit	$97,198	$60,869	$20,845	$178,912

Three Months Ended March 31, 2011
Revenues	$103,205	$47,695	$11,318	$162,218
Cost of revenues	12,534	6,440	765	19,739
Gross profit	$90,671	$41,255	$10,553	$142,479

For the three-month periods ended March 31, 2012 and 2011, net revenues from our three U.S.-based distributors represented 82 percent and 84 percent, respectively, of our total net operating revenues.

13. Litigation

Sandoz Inc.

In February 2012, we announced receipt of a Paragraph IV Certification Notice Letter (Notice Letter) from Sandoz Inc. (Sandoz) advising that Sandoz has submitted an abbreviated new drug application (ANDA) to the FDA requesting approval to market a generic version of the 10 mg/mL strength of Remodulin.

In the Notice Letter, Sandoz stated that it intends to market a generic version of Remodulin before the expiration of the following patents relating to Remodulin: U.S. Patent No. 5,153,222, which expires in October 2014; U.S. Patent No. 6,765,117, which expires in October 2017; and U.S. Patent No. 7,999,007, which expires in March 2029. Sandoz’s Notice Letter stated that the ANDA contains a Paragraph IV Certification alleging that these patents are not valid, not enforceable and/or will not be infringed by the commercial manufacture, use or sale of the proposed product described in Sandoz’s ANDA submission.

In response to the Notice Letter, we filed a lawsuit for patent infringement on March 14, 2012 against Sandoz in the U.S. District Court for the District of New Jersey. We intend to vigorously enforce our intellectual property rights relating to Remodulin, including the three patents mentioned in the Notice Letter which are listed in the FDA’s Approved Drug Products List (the Orange Book).

We filed our patent-infringement lawsuit within forty-five days from the receipt of the Notice Letter. Therefore, under the Hatch-Waxman Act, the FDA is automatically precluded from approving Sandoz’s ANDA for up to 30 months or until the issuance of a district court decision that is adverse to us, whichever occurs first.

Lexington Insurance Company

During the third quarter of 2011, we reported a claim to our insurance provider regarding damage to certain Remodulin inventory that occurred as the result of a warehouse accident. The estimated net commercial value of the damaged inventory was approximately $65.0 million. Because we did not reach a satisfactory agreement on the amount to settle the claim, we filed a lawsuit against Lexington Insurance Company on April 9, 2012 in the North Carolina Business Court, a specialized division of North Carolina’s Superior Court, seeking to recover the full net commercial value of the damaged inventory.  Although we believe we are entitled to recover the full net commercial value of the damaged inventory, any litigation is inherently uncertain and we cannot predict the timing or outcome of the litigation, including the ultimate level of recovery (if any).

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011, and the consolidated financial statements and accompanying notes included in Part I, Item I of this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995, including the statements listed in the section below entitled Part II, Item 1A—Risk Factors. These statements are based on our beliefs and expectations about future outcomes and are subject to risks and uncertainties that could cause our actual results to differ materially from anticipated results. Factors that could cause or contribute to such differences include those described in Part II, Item 1A—Risk Factors of this Quarterly Report on Form 10-Q; factors described in our Annual Report on Form 10-K for the year ended December 31, 2011, under the section entitled Part I, Item 1A—Risk Factors—Forward-Looking Statements; and factors described in other cautionary statements, cautionary language and risk factors set forth in other filings with the Securities and Exchange Commission (SEC). We undertake no obligation to publicly update these forward-looking statements, whether as a result of new information, future events or otherwise.

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

We concentrate substantially all of our research and development efforts on these key therapeutic programs. Our lead product is Remodulin (treprostinil) Injection (Remodulin) for the treatment of pulmonary arterial hypertension (PAH). The United States Food and Drug Administration (FDA) initially approved Remodulin in 2002 for subcutaneous (under the skin) administration. The FDA subsequently broadened its approval of Remodulin in 2004 for intravenous (in the vein) use and for the treatment of patients requiring transition from Flolan®, the first drug approved by the FDA for the treatment of PAH.  Remodulin has also been approved in various countries outside of the United States, but approval in most countries was initially limited to subcutaneous use. More recently, we announced in December 2011 that we received regulatory approval by the French regulatory agency, Agence Française de Sécurité Sanitaire des Produits de Santé (AFSSAPS) for the intravenous use of Remodulin to treat PAH. The AFSSAPS approval follows a review period during which 22 European Economic Area member nations, each of which had previously approved subcutaneous Remodulin through the mutual recognition process, reviewed and endorsed the final variation assessment report issued by AFSSAPS, which will allow the marketing of intravenous Remodulin in those nations. Our other commercial products include Adcirca (tadalafil) tablets (Adcirca) and Tyvaso (treprostinil) Inhalation Solution (Tyvaso). In May 2009, the FDA approved Adcirca, an orally administered therapy for the treatment of PAH to which we acquired certain exclusive commercialization rights from Eli Lilly and Company (Lilly). In July 2009, we received FDA approval of Tyvaso, an inhaled therapy for the treatment of PAH. We launched both of these products for commercial sale during the third quarter of 2009. As compared with Remodulin, these two products enable us to offer treatments to a broader range of patients who suffer from PAH. In addition, in December 2011 we filed a new drug application (NDA) with the FDA seeking marketing approval of an oral formulation of treprostinil for the treatment of PAH.  We are also continuing to develop an oral formulation of another prostacyclin analogue, beraprost-MR, for the treatment of PAH.

On March 31, 2011, we sold our former telemedicine subsidiary, Medicomp, Inc., and have no intentions to pursue future development and/or commercialization of telemedicine-based products and services.  Accordingly, the results of Medicomp,

Inc. have been included in discontinued operations for the three months ended March 31, 2011 on our consolidated statements of operations.

Revenues

Sales of Remodulin comprise the largest share of our revenues. Other significant sources of revenues include sales of Tyvaso and Adcirca. Sales of Tyvaso and Adcirca have continued to grow since their commercial introduction in 2009, as each of these therapies has gained broader market acceptance. We sell Remodulin and Tyvaso in the United States to our specialty pharmaceutical distributors: Accredo Health Group, Inc., CuraScript, Inc. and CVS Caremark. Adcirca is sold to pharmaceutical wholesalers that are part of Lilly’s pharmaceutical wholesaler network. Effective April 1, 2012, we increased the price at which we sell Tyvaso to our specialty pharmaceutical distributors by 4.9 percent. We also sell Remodulin to distributors outside of the United States. In April 2011, Express Scripts, Inc., the parent company of CuraScript, closed on its acquisition of Medco Health Solutions, Inc., the parent company of Accredo. Presently, we do not expect the merger to materially affect our business.

We require our distributors to maintain reasonable levels of inventory reserves at all times as the interruption of Remodulin or Tyvaso therapy can be life threatening. Consequently, sales of these therapies in any given quarter may not precisely reflect patient demand. Our distributors typically place monthly orders based on estimates of future demand and considerations of contractual minimum inventory requirements. As a result, sales volumes of Remodulin and Tyvaso can vary, depending on the timing and magnitude of these orders.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the Acts), contains broad provisions that will be implemented over the next several years. We continue to evaluate the impact of the Acts on our business; however, our evaluation is dependent upon the issuance of final regulations and the impact this legislation will have on insurance companies and their relationships with drug manufacturers.

In January 2011, certain provisions of the Acts that address the coverage gap in the Medicare Part D prescription drug program (commonly known as the “donut hole”) became effective. Under these provisions, drug manufacturers are required to provide a 50 percent discount on branded prescription drugs to patients receiving reimbursement under Medicare Part D while they remain in this coverage gap. These provisions of the Acts apply to Adcirca, which is our only commercial pharmaceutical product covered by Medicare Part D. Approximately 35 percent of our Adcirca patients are covered under Medicare Part D. The vast majority of our Remodulin and Tyvaso Medicare patients are covered under Medicare Part B, which does not contain a similar coverage gap.

We were not materially impacted by the Acts during 2011, and we have not yet identified any provisions that could materially impact our business in the future. However, the potential long-term impact of the Acts on our business is inherently difficult to predict, as many details regarding the implementation of this legislation have not yet been determined.

Total revenues are reported net of: (1) estimated rebates; (2) prompt pay discounts; (3) allowances for product returns or exchanges; and (4) distributor fees. We estimate our liability for rebates based on an analysis of historical levels of rebates by product to both state Medicaid agencies and commercial third-party payers relative to sales of each product. In addition, we determine our obligation for prescription drug discounts required for Medicare Part D patients within the coverage gap based on estimations of the number of Medicare Part D patients and the period such patients will remain within the coverage gap. We provide prompt pay discounts to customers that pay amounts due within a specific time period and base our estimates for prompt pay discounts on observed historical customer payment behavior. We derive estimates relating to the allowance for returns of Adcirca from published industry data specific to specialty pharmaceuticals and will continue to do so until we have sufficient historical data on which to base our allowance. In addition, we compare patient prescription data for Adcirca to sales of Adcirca on a quarterly basis to ensure a reasonable relationship between prescription and sales trends. To date, we have not identified any unusual patterns in the volume of prescriptions relative to sales that would warrant reconsideration of, or adjustment to, the methodology we currently employ to estimate our allowance for returns. The allowance for exchanges for Remodulin is based on the historical rate of product exchanges, which has been immaterial. In addition, because Tyvaso is distributed under similar contractual terms as Remodulin, the level of product exchanges for Tyvaso has been comparable to that of Remodulin. As such, we do not record reserves for exchanges of either Remodulin or Tyvaso. Furthermore, we anticipate minimal exchange activity in the future for both products. Lastly, we estimate distributor fees based on contractual rates for specific services applied to the estimated units of service provided for the period.

Cost of Product Sales

Cost of product sales is comprised of (1) costs to produce and acquire products sold to customers; (2) royalty payments under license agreements granting us rights to sell related products; and (3) direct and indirect distribution costs incurred in the sale of products. We acquired the rights to sell our commercial products through license and assignment agreements with the original developers of these products. These agreements obligate us to pay royalties based on our net revenues from related products. While the royalties vary by agreement, we pay royalties on each of our current commercial products ranging from 1 percent to 10 percent of net revenues.

We synthesize treprostinil using advanced intermediate compounds purchased in bulk from several third-party vendors that have the capacity to produce greater quantities of these compounds more cost effectively than we do. Our synthesis process has been designed to give us the flexibility to produce the forms of treprostinil used in Remodulin, Tyvaso, and our oral tablet, based on forecasted demand for each of these products. We maintain inventories of Remodulin and Tyvaso equivalent to at least two years of expected demand to ensure sufficient availability of these products at all times. We have reduced our target inventory levels from three years to two years in light of the approval of additional production sites for Remodulin and Tyvaso, including our own facilities which we expect will become our primary sources of supply, as these developments have helped mitigate the risk of shortages.

In 2009, we amended our contract with our Remodulin producer, Baxter Pharmaceutical Solutions, LLC (Baxter), to extend the contract term through 2013. As part of that contract amendment, we agreed that Baxter will formulate Remodulin in greater quantities using larger capacity equipment. This new process and related equipment will require FDA and international regulatory approval. We are currently conducting validation testing for the new equipment and process. Until FDA approval of the new process and equipment, Baxter will continue to formulate Remodulin using previously approved processes and equipment. In January 2011, we received FDA approval of Jubilant Hollister-Stier Contract Manufacturing and Services as an additional producer for Remodulin in the larger quantities discussed above. In addition, in July 2011, we received FDA approval to use our Silver Spring, Maryland facility for the formulation of Remodulin. Catalent Pharma Solutions, Inc. formulates Tyvaso for us and in March 2011, we received FDA approval to formulate Tyvaso in our Silver Spring, Maryland facility. We intend to use our own facilities to produce our primary supply of Remodulin, Tyvaso and oral treprostinil tablets, and we will contract with third parties to supplement our production capacity.

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

Under the terms of our manufacturing and supply agreement with Lilly, Lilly manufactures and distributes Adcirca on our behalf via its pharmaceutical wholesaler network, in the same manner that it distributes its own pharmaceutical products. Under the terms of this agreement, we take title to Adcirca upon its manufacture by Lilly.

Operating Expenses

Since our inception, we have devoted substantial resources to our various research and development initiatives. Accordingly, we incur considerable costs related to our clinical trials and other research and development efforts, which are conducted both internally and through third parties, on a variety of projects to develop pharmaceutical products. From time-to-time, we also license or acquire additional technologies and compounds to be incorporated into our development pipeline.

Our operating expenses can be materially impacted by the recognition of share-based compensation expense (benefit) in connection with our share tracking award plans (STAP) and any stock option grants. STAP awards are required to be measured at fair value at the end of each reporting period until the awards are no longer outstanding. The fair value of both STAP awards and stock option grants are measured using inputs and assumptions that can materially impact the amount of compensation expense for a given period. Additionally, some or all of the following factors, among others, can cause substantial volatility in the amount of share-based compensation recognized in connection with the STAP from period to period: (1) changes in the price of our common stock; (2) changes in the number of outstanding awards; and (3) changes in both the number of vested awards and the period awards have accrued toward vesting. Generally, our stock option grants with only a service condition are measured at fair value at the date of grant and related compensation is recognized ratably over the requisite service period, which typically coincides with the vesting period. However, in the case of options granted to our Chief Executive Officer, which vest immediately upon issuance in accordance with her employment contract, we recognize all associated compensation expense immediately at the date of grant. Furthermore, we accrue for estimated compensation expense associated with STAP awards or stock option grants containing performance-based conditions affecting vesting when we determine that it is probable that performance criteria will be met.

Major Research and Development Projects

Our major research and development projects focus on the use of prostacyclin analogues and other therapies to treat cardiopulmonary diseases, monoclonal antibodies to treat a variety of cancers, and glycobiology antiviral agents to treat infectious diseases.

Cardiopulmonary Disease Projects

Tyvaso

The FDA approved Tyvaso for the treatment of PAH in July 2009, and we launched the product for commercial sale in September 2009. In connection with the Tyvaso approval, we agreed to a post-marketing requirement (PMR) and certain post-marketing commitments (PMCs). PMRs and PMCs often obligate sponsors to conduct studies after FDA approval to gather additional information about a product’s safety, efficacy, or optimal use. PMRs are required studies, whereas PMCs are voluntary commitments. In September 2011, the FDA notified us that we had fulfilled the requirements of the PMCs. We are required to provide the FDA with annual updates on our PMR. Failure to complete or adhere to the timelines set forth by the FDA for the PMR could result in penalties, including fines or withdrawal of Tyvaso from the market, unless we are able to demonstrate good cause for the failure or delay.

In accordance with our PMR, we are enrolling patients in a long-term observational study in the U.S. that will include 1,000 patient years of follow-up in patients treated with Tyvaso, and 1,000 patient years of follow up in control patients receiving other PAH treatments. This study will allow us to continue assessing the safety of Tyvaso. We are currently required to submit the results of the study by December 15, 2014.

We recently decided not to conduct a new clinical trial aimed at securing European Medicines Agency (EMA) approval of Tyvaso for the treatment of PAH.  We made this decision after reviewing the cost of the trial, the length of time required to conduct the trial and obtain marketing authorization and pricing approval, and the current, as well as the expected, commercial environment in Europe.  We expect to make Tyvaso available in certain European countries on a named patient basis through country-specific arrangements with our distributors, to the extent physicians prescribe Tyvaso in those countries.

Oral treprostinil

In December 2006, we commenced two phase III multi-national, placebo-controlled clinical trials of oral treprostinil in patients with PAH to study both safety and efficacy. The FREEDOM-C trial was a 16-week study of patients on approved background therapy using a PDE-5 inhibitor, such as Revatio®, or an endothelin receptor antagonist (ETRA), such as Tracleer®, or a combination of both. The FREEDOM-M trial was a 12-week study of patients who are not on any background therapy.

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

Enrollment in FREEDOM-M was initially closed in October 2008, with 171 patients enrolled in the trial. In March 2009, the FDA approved a protocol amendment to add patients to the ongoing FREEDOM-M trial. These additional patients were provided access to a 0.25 mg tablet when beginning the trial. We completed enrollment of FREEDOM-M in January 2011 with 349 patients, with the population for the primary analysis consisting of the 228 patients who had access to the 0.25 mg tablet at randomization. In June 2011, we announced the completion of the FREEDOM-M trial and that the trial met its primary endpoint of improvement in six-minute walk distance at week 12. Analysis of the FREEDOM-M results demonstrated that patients receiving oral treprostinil improved their median six-minute walk distance by approximately 23 meters (p=0.0125,

Hodges-Lehmann estimate and non-parametric analysis of covariance in accordance with the trial’s pre-specified statistical analysis plan) as compared to patients receiving placebo. The median change from baseline at week 12 was 25 meters for patients receiving oral treprostinil and -5 meters for patients receiving placebo. This clinical treatment effect is supported by other secondary efficacy endpoints including the change in six-minute walk distance observed at week 8 (Hodges-Lehmann estimate of +17 meters; p=0.0307) and combined six-minute walk distance and Borg Dyspnea Score rating (shortness of breath test) at week 12 (p=0.0497).

Based on the positive results achieved in the FREEDOM-M trial, we submitted to the FDA an NDA in December 2011. The FDA has accepted the NDA for review and has indicated the filing will be subjected to the standard 10-month review period commencing from the submission date. We have also applied to the FDA for orphan drug designation for oral treprostinil.

Although we believe oral treprostinil is approvable on the basis of the FREEDOM-M study, there can be no guarantee that our NDA will be approved, particularly in light of the FREEDOM-C and FREEDOM-C2 studies.  Furthermore, if our NDA is approved, the results of the FREEDOM-C and FREEDOM-C2 studies may nonetheless limit our ability to market oral treprostinil in combination with other therapies, and reduce its commercial potential.  Therefore, in an effort to provide clinical support for the efficacy of oral treprostinil in combination with other PAH therapies and improve the labeling for oral treprostinil if it is approved, we are designing additional studies. Because we believe that patients in both the FREEDOM-C and FREEDOM-C2 trials were not provided sufficient amounts of oral treprostinil over an adequate period of time, we are finalizing the protocol of a new phase III clinical trial, FREEDOM-EV (formerly referred to as FREEDOM-C3), which is intended to study the effects of oral treprostinil over a longer period of time than our previous studies and hopefully will enable patients to achieve a higher dose. FREEDOM-EV is anticipated to be a placebo-controlled study in newly diagnosed patients who have recently initiated an approved background therapy (an ETRA or PDE-5 inhibitor), with one co-primary endpoint being the time to clinical worsening, generally defined as (1) death; (2) an unplanned hospitalization due to PAH; (3) initiation of prostacyclin for the treatment of PAH; (4) a decrease in six-minute walk distance of at least fifteen percent from baseline (or too ill to walk) as a result of the progression of PAH; or (5) unsatisfactory long-term clinical response. We currently have no plans to apply for the approval of oral treprostinil in Europe.

Beraprost-MR

In July 2011, we entered into an exclusive license agreement with Toray Industries, Inc. (Toray) to amend and replace our existing March 2007 license agreement regarding the development of an orally-administered, modified release formulation of the prostacyclin analogue beraprost (beraprost-MR), for the treatment of PAH. Terms of the July 2011 license agreement did not materially change from the previous license agreement and license agreement supplements, except for a reduction in royalty rates. In exchange for the reduction in royalty rates, we agreed to pay Toray $50.0 million in equal, non-refundable payments over the five-year period ending in 2015. In November 2011, we announced that a phase II trial of beraprost-MR failed to meet its primary and secondary endpoints. We and Toray continue to assess the results of the phase II trial and are in the process of designing new trials and dosing regimens for beraprost-MR.

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

Cell-Based Therapy

In June 2011, we entered into a license agreement with Pluristem Ltd. (Pluristem) to develop and commercialize a cell-based product for the treatment of pulmonary hypertension using Pluristem’s proprietary cell technology known as PLacental eXpanded (PLX) cells. We are currently conducting preclinical toxicology and pharmacology studies to support a potential investigational new drug application for the treatment of PAH.

From inception to March 31, 2012, we have spent $777.7 million on all of our current and former cardiopulmonary disease programs.

Cancer-Related Projects

Ch14.18 Antibody

In July 2010, we entered into a Cooperative Research and Development Agreement (CRADA) with the National Cancer Institute (NCI) to collaborate on the late-stage development and regulatory submissions of Chimeric Monoclonal Antibody 14.18 (Ch14.18) for children with high-risk neuroblastoma and patients with other forms of cancer. Ch14.18 is an antibody that has shown potential in the treatment of certain types of cancer by targeting GD2, a glycolipid on the surface of tumor cells. Under the terms of the CRADA, NCI is conducting a clinical trial in approximately 100 patients to define more clearly the safety and toxicity profile of Ch14.18 immunotherapy in children, and we are developing the commercial production capability for the antibody. As part of developing our commercial production capability, we will need to demonstrate comparability of our Ch14.18 to the NCI-produced Ch14.18, which typically includes a series of analytical and bioanalytical assays and human pharmacokinetics. The NCI studies, including a previously conducted phase III clinical trial and all other necessary studies supported by NCI, will be used as the basis for a biologics license application we expect to file seeking FDA approval of Ch14.18 immunotherapy for the treatment of neuroblastoma and a marketing authorization application with the EMA for approval in Europe. We have received orphan drug designation for Ch14.18 from the FDA and the EMA.

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

We have spent $77.3 million from inception to March 31, 2012, on all of our current and former cancer programs.

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

In September 2011, we were awarded a cost plus fixed fee contract with an aggregate value of up to $45.0 million under a Broad Agency Announcement from the U.S. National Institute of Allergy and Infectious Diseases for studies directed at the development of a broad spectrum antiviral drug based on our glycobiology antiviral platform. Under the contract’s base period of forty-two months, we will receive $10.6 million in funding and there are eight milestone-based options to expand the project and funding under the contract, up to an aggregate of $45.0 million. We recognize revenue on this contract to the extent of costs incurred, plus a proportionate amount of fee earned.

We have spent $55.3 million from inception to March 31, 2012, on all of our current and former infectious disease programs.

Future Prospects

Because PAH remains a progressive disease without a cure, we expect continued growth in the demand for our commercial products as alternatives or complements to other therapies. Furthermore, the commercial introduction of Tyvaso and Adcirca has enabled us to offer products to more patients along the full range of disease classifications. The continued achievement of our growth objectives will depend in large part upon the successful commercial development of products within our pipeline. To this end, we submitted to the FDA an NDA for oral treprostinil in December 2011, plan to initiate enrollment in the FREEDOM-EV study of oral treprostinil and a new event-driven phase III Tyvaso study during the second half of 2012 and continue to develop beraprost-MR. In addition, we seek to expand the use of our therapies to treat patients at earlier stages in the PAH disease progression.

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

Financial Position

Other current assets were $21.8 million at March 31, 2012 compared to $16.1 million at December 31, 2011. The $5.7 million increase was driven largely by a $4.5 million payment to an unaffiliated, not-for-profit organization that will provide therapy-related financial assistance to patients suffering from PAH during 2012.

The increase in property, plant and equipment of $35.5 million, from $366.0 million at December 31, 2011 to $401.6 million at March 31, 2012, corresponded to our ongoing construction project in North Carolina and the completion of the construction project in Maryland during March 2012.

Accounts payable decreased by $38.9 million, from $47.3 million at December 31, 2011 to $8.3 million at March 31, 2012. The decrease reflects customary variances in the timing, magnitude and volume of invoice and payment activity, more notably with respect to construction-related invoices.

Results of Operations

Three Months Ended March 31, 2012 and 2011

Revenues

The following table sets forth the components of net revenues (dollars in thousands):

	Three Months Ended March 31,		Percentage
	2012	2011	Change
Cardiopulmonary products:
Remodulin	$110,546	$103,205	7.1%
Tyvaso	70,067	47,695	46.9%
Adcirca	22,330	11,318	97.3%
Other	1,271	294	332.3%
Total net revenues	$204,214	$162,512	25.7%

The increase in revenues of $41.7 million for the three months ended March 31, 2012 compared to the same quarter in 2011, corresponded primarily to the continued increase in the number of patients being prescribed our products. For the three months ended March 31, 2012 and 2011, approximately 82 percent and 84 percent, respectively, of total net revenues were derived from our three U.S.-based distributors.

The tables below include a reconciliation of the accounts associated with estimated rebates, prompt-pay discounts, sales allowances and distributor fees (in thousands):

	Three Months Ended March 31, 2012
	Rebates	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, January 1, 2012	$13,993	$1,679	$1,402	$732	$17,806
Provisions attributed to sales in:
Current period	11,498	4,256	431	1,037	17,222
Prior periods	1,129	—	—	—	1,129
Payments or credits attributed to sales in:
Current period	(364)	(2,567)	—	(510)	(3,441)
Prior periods	(11,068)	(1,684)	(27)	(762)	(13,541)
Balance, March 31, 2012	$15,188	$1,684	$1,806	$497	$19,175

	Three Months Ended March 31, 2011
	Rebates	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, January 1, 2011	$10,503	$1,466	$482	$724	$13,175
Provisions attributed to sales in:
Current period	11,085	3,537	188	1,141	15,951
Prior periods	462	—	—	—	462
Payments or credits attributed to sales in:
Current period	(200)	(2,477)	—	(596)	(3,273)
Prior periods	(10,939)	(1,222)	—	(662)	(12,823)
Balance, March 31, 2011	$10,911	$1,304	$670	$607	$13,492

Research and Development Expenses

The table below summarizes research and development expense by major project and non-project component (dollars in thousands):

	Three Months Ended March 31,		Percentage
	2012	2011	Change
Project and non-project component:
Cardiopulmonary	$25,577	$23,744	7.7%
Share-based compensation	(1,078)	14,841	(107.3)%
Other	9,158	9,122	0.4%
Total research and development expense	$33,657	$47,707	(29.5)%

Share-based compensation. The decrease in share-based compensation of $15.9 million for the quarter ended March 31, 2012, compared to the same quarter in 2011, corresponded to the decline in the price of our common stock.

Selling, General and Administrative Expenses

The table below summarizes selling, general and administrative expense by major category (dollars in thousands):

	Three Months Ended March 31,		Percentage
	2012	2011	Change
Category:
General and administrative	$21,624	$21,937	(1.4)%
Sales and marketing	17,067	14,420	18.4%
Share-based compensation	1,098	21,906	(95.0)%
Total selling, general and administrative expense	$39,789	$58,263	(31.7)%

Sales and marketing. The increase in sales and marketing expense of $2.6 million for the quarter ended March 31, 2012, compared to the quarter ended March 31, 2011, was attributable primarily to an increase of $1.7 million in professional fees and expenses incurred in connection with our marketing and advertising activities.

Share-based compensation. The decrease in share-based compensation of $20.8 million for the quarter ended March 31, 2012, compared to the same quarter in 2011, corresponded to the decline in the price of our common stock.

Income Taxes

The provision for income taxes was $33.2 million for the quarter ended March 31, 2012, compared to $12.4 million for the same quarter in 2011. The increase in the provision for income taxes reflects higher pre-tax earnings for the quarter ended March 31, 2012, compared to the same quarter in 2011, partially offset by a decrease in the estimated annual effective tax rate to 34 percent as of March 31, 2012 from 39 percent as of March 31, 2011. The decrease in the annual effective tax rate as of March 31, 2012 largely reflects a reduction in projections of non-deductible compensation for 2012.

Liquidity and Capital Resources

We have funded our operations principally through sales of our commercial products and, from time-to-time, third-party financing arrangements. We believe that our current liquidity is sufficient to fund ongoing operations as demand for our commercial products is expected to grow. Furthermore, our customer base remains stable and, we believe, presents minimal credit risk. However, any projections of future cash flows are inherently subject to uncertainty. To compensate for such uncertainty, we may seek other sources of funding in the future and believe we have the ability to do so. See Part II, Item 1A—Risk Factors—We have had periods in which we incurred losses and may not maintain profitability and Part II, Item 1A—Risk Factors—We may fail to meet our own projected revenues, as well as third-party projections for our revenues or profits.

Operating Cash Flows and Working Capital

Net cash provided by operating activities was $37.6 million for the three months ended March 31, 2012, compared to $53.4 million for the three months ended March 31, 2011. The decrease of $15.8 million in net operating cash flows for the three months ended March 31, 2012 corresponded primarily to a $60.9 million decrease in share-based compensation and a $14.1 million increase in other liabilities, offset in part by an increase of $55.0 million in net income.

At March 31, 2012, we had working capital of $398.4 million, compared to $349.9 million at December 31, 2011.  The increase in working capital at March 31, 2012 of $48.5 million was driven by a net increase in cash and cash equivalents and short-term marketable investments of $5.5 million and the decrease in accounts payable of $38.9 million.

We have not entered into any short-term borrowing arrangements to fund our ongoing working capital requirements and have no current plans to do so. Debt that has been classified as current relates to the principal balance of long-term financing arrangements that will be paid within one year.

At March 31, 2012, we had $336.5 million of long-term marketable securities that could be liquidated, if necessary, to fund our operations. In addition, we had 5.0 million vested stock options outstanding at March 31, 2012, with a weighted average exercise price of $36.96. If exercised, these vested stock options would provide us with additional liquidity.

Construction Projects

During the second quarter of 2011, we began construction to expand our facility in Research Triangle Park, North Carolina (RTP Facility). The expansion of our RTP Facility is intended to provide additional warehousing, packaging and office space to accommodate projected growth. We expect to complete the approximately 180,000 square-foot expansion by mid-2012 at an anticipated cost of $76.0 million, which includes construction, equipment and other related costs. In January 2011, we entered into an agreement with DPR Construction (DPR) to manage the expansion project. In June 2011, we amended this agreement to provide that construction costs cannot exceed a guaranteed maximum price, which is currently set at $51.1 million. DPR will be responsible for any cost overruns that are in excess of the guaranteed maximum price. If the ultimate cost of the project is less than the guaranteed maximum, we will share a portion of the savings with DPR. In addition, DPR must pay us liquidated damages in the event that construction has not been substantially completed by June 2012. Both the guaranteed maximum price and the substantial completion date are subject to change in the event of any agreed-upon changes to the scope of work.

In March 2012, we completed the construction of an office building to serve as an extension of our Silver Spring facilities at an approximate cost of $66.0 million, which included costs of construction and other costs necessary to place the building into operation. To manage this construction project, we entered into an agreement with DPR in March 2011. Terms of the agreement included that construction costs could not exceed a guaranteed maximum price of $45.3 million, except upon any agreed-upon changes to the scope of work. As of March 31, 2012, our remaining obligation under this contract was approximately $7.5 million.

Our construction projects have been funded entirely by cash flows generated from our operations.

Share Tracking Awards Plans

Awards granted under the STAP entitle participants to receive in cash the appreciation in our common stock, which is calculated as the increase in the closing price of our common stock between the date of grant and the date of exercise. Depending on the future price movements of our common stock, cash requirements associated with the exercise of awards could be significant. We incorporate anticipated cash requirements under the STAP into our operating budgets and have modified the metrics used in determining the number of awards to be granted in order to decrease the size of individual grants. In February 2012, we increased the aggregate number of available STAP awards by approximately 1.6 million, primarily to accommodate anticipated grants under our long-term incentive bonus and compensation plan during 2012.

Convertible Senior Notes

On October 17, 2011, we issued $250.0 million in aggregate principal value of 1.0% Convertible Senior Notes due September 15, 2016 (2016 Convertible Notes). The 2016 Convertible Notes are unsecured, unsubordinated debt obligations that rank equally with all of our other unsecured and unsubordinated indebtedness. We pay interest semi-annually on March 15th and September 15th of each year. The initial conversion price is $47.69 per share and the number of underlying shares used to determine the aggregate consideration upon conversion is approximately 5.2 million shares.

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

Mortgage Financing

In December 2010, we entered into a Credit Agreement with Wells Fargo Bank, National Association (Wells Fargo) and Bank of America, N.A., pursuant to which we obtained $70.0 million in debt financing. The loan provided under the Credit Agreement matures in December 2014 and is secured by a first mortgage lien on our facilities located in Research Triangle Park, North Carolina and Silver Spring, Maryland. Annual principal payments are based on a twenty-five year amortization schedule using a fixed rate of interest of 7.0 percent; accordingly, we will owe a principal balance of $66.6 million at maturity. Outstanding debt bears a floating rate of interest per annum based on the one-month London Interbank Offer Rate (LIBOR), plus a credit spread of 3.75 percent (approximately 4.0 percent as of March 31, 2012). Alternatively, we have the option to change the rate of interest charged on the loan to 2.75 percent plus the greater of: (1) Wells Fargo’s prime rate; (2) the federal funds effective rate plus 0.05 percent; or (3) LIBOR plus 1.0 percent. The Credit Agreement permits prepayment of the outstanding loan balance in its entirety, subject to a prepayment premium. The Credit Agreement also requires us to comply with various financial and negative covenants. As of March 31, 2012, we were in compliance with these covenants.

Share Repurchase

In October 2011, our Board of Directors approved a share repurchase program authorizing up to $300.0 million in aggregate repurchases of our common stock, at our discretion, over a two-year period ending in October 2013 (Repurchase Program). In connection with the Repurchase Program, we paid $212.0 million for an accelerated share repurchase agreement (ASR) entered into with DB London in October 2011 under which we repurchased approximately 4.7 million shares of our common stock. Refer to Note 10—Stockholders’ Equity—Share Repurchase for further details. Currently, we expect to use the remaining authorized funds under the Repurchase Program of $88.0 million to begin repurchasing additional shares of our common stock from the open market beginning during the second quarter of 2012.

Summary of Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with United States generally accepted accounting principles (GAAP) requires our management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We continually evaluate our estimates and judgments to determine whether they are reasonable, relevant and appropriate. These assumptions are frequently developed from historical data or experience, currently available information and anticipated developments. By their nature, our estimates are subject to an inherent degree of uncertainty; consequently, actual results may differ. We discuss critical accounting policies and estimates that involve a higher degree of judgment and complexity in Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Recently Issued Accounting Standards

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment (ASU 2011-08). ASU 2011-08 gives reporting entities the option to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the “more likely than not” threshold is not met, then the two-step impairment test would not be required. ASU 2011-08 also includes examples of factors that entities should consider when performing qualitative assessments that supersede previous examples included under Accounting Standards Codification Topic 350 of circumstances entities should consider when testing goodwill for impairment between annual tests. ASU 2011-08 is effective for annual impairment tests performed for fiscal years beginning after December 15, 2011. Adoption of ASU 2011-08 is not expected to have any impact on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. Instead, ASU 2011-05 requires entities to report all non-owner changes in stockholders’ equity in either a single continuous statement of comprehensive income, or in two separate, but consecutive statements. ASU 2011-05 does not change the items that must be reported in other comprehensive income, or when an item must be reclassified to net income. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Presentation of Comprehensive Income—Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05  (ASU 2011-12). ASU 2011-12 defers indefinitely provisions contained in ASU 2011-05 that revise existing presentation requirements for reclassification adjustments from comprehensive income as the FASB further deliberates this issue. During the deferral period, reporting entities will continue to follow existing guidance prior to ASU 2011-05 under ASC Topic 220, Comprehensive Income, with respect to the disclosure of reclassifications adjustments. Both ASU 2011-12 and ASU 2011-05 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and ASU 2011-05 requires retrospective application. Other than the presentational changes to our basic consolidated financial statements required under ASU 2011-05 (as amended by ASU 2011-12), adoption of ASU 2011-05 did not have any impact on our consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04).  ASU 2011-04 amends certain fair value principles to improve comparability between GAAP and International Financial Reporting Standards regarding fair value measurements and disclosures. In addition, ASU 2011-04 requires entities to disclose, among others: (1) quantitative information about the significant unobservable inputs used for Level 3 measurements; (2) qualitative information regarding the sensitivity of Level 3 measurements to changes in related unobservable inputs; and (3) the amounts of any transfers between Levels 1 and 2 of the fair value hierarchy and the reasons for those transfers. ASU 2011-04 is effective for all interim and annual periods ending after December 15, 2011. Adoption of ASU 2011-04 resulted in additional disclosures with respect to fair value measurements.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2012, we have invested $588.8 million in debt securities issued by corporations and federally-sponsored agencies. The market value of these investments varies inversely with changes in current market interest rates. In general, as interest rates increase, the market value of these debt securities would be expected to decrease. Similarly, as interest rates decrease, the market value of these debt securities would be expected to increase. To address market risk, we invest in debt securities that mature within two years and hold these investments to maturity so that they can be redeemed at their stated or face value. At March 31, 2012, our investments in debt securities issued by corporations and federally-sponsored agencies had a weighted average stated interest rate of approximately 0.47 percent and a weighted average maturity of 1.09 years. Many of our investments are callable prior to maturity.

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

Item 4.    CONTROLS AND PROCEDURES

Based on their evaluation, as of March 31, 2012, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, summarized, processed and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Sandoz Inc.

In February 2012, we announced receipt of a Paragraph IV Certification Notice Letter (Notice Letter) from Sandoz Inc. (Sandoz) advising that Sandoz has submitted an abbreviated new drug application (ANDA) to the FDA requesting approval to market a generic version of the 10 mg/mL strength of Remodulin.

In the Notice Letter, Sandoz stated that it intends to market a generic version of Remodulin before the expiration of the following patents relating to Remodulin: U.S. Patent No. 5,153,222, which expires in October 2014; U.S. Patent No. 6,765,117, which expires in October 2017; and U.S. Patent No. 7,999,007, which expires in March 2029. Sandoz’s Notice Letter stated that the ANDA contains a Paragraph IV Certification alleging that these patents are not valid, not enforceable and/or will not be infringed by the commercial manufacture, use or sale of the proposed product described in Sandoz’s ANDA submission.

In response to the Notice Letter, we filed a lawsuit for patent infringement on March 14, 2012 against Sandoz in the U.S. District Court for the District of New Jersey. We intend to vigorously enforce our intellectual property rights relating to Remodulin, including the three patents mentioned in the Notice Letter which are listed in the FDA’s Approved Drug Products List (the Orange Book).

We filed our patent-infringement lawsuit within forty-five days from the receipt of the Notice Letter. Therefore, under the Hatch-Waxman Act, the FDA is automatically precluded from approving Sandoz’s ANDA for up to 30 months or until the issuance of a district court decision that is adverse to us, whichever occurs first.

Lexington Insurance Company

During the third quarter of 2011, we reported a claim to our insurance provider regarding damage to certain Remodulin inventory that occurred as the result of a warehouse accident. The estimated net commercial value of the damaged inventory was approximately $65.0 million. Because we did not reach a satisfactory agreement on the amount to settle the claim, we filed a lawsuit against Lexington Insurance Company on April 9, 2012 in the North Carolina Business Court, a specialized division of North Carolina’s Superior Court, seeking to recover the full net commercial value of the damaged inventory.  Although we believe we are entitled to recover the full net commercial value of the damaged inventory, any litigation is inherently uncertain and we cannot predict the timing or outcome of the litigation, including the ultimate level of recovery (if any).

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

•                  The value of our common stock and our ability and plans to complete future common stock repurchases;

•                  The maintenance of domestic and international regulatory approvals;

•                  The timing and outcome of clinical studies, including our future anticipated studies of oral treprostinil, and regulatory filings;

•                  The expected volume and timing of sales of Remodulin® (treprostinil) Injection (Remodulin), Adcirca® (tadalafil) tablets (Adcirca) and Tyvaso® (treprostinil) Inhalation Solution (Tyvaso);

•                  Our expectation to make Tyvaso available in certain European countries and have physicians prescribe Tyvaso on a named patient basis in those countries;

•                  The expected likelihood and timing of regulatory submissions and approvals for drug candidates under development and the timing of related sales, including the expected United States Food and Drug Administration (FDA) review period for our new drug application (NDA) for oral treprostinil and the approvability of our NDA, our anticipated application for approval of Remodulin in Japan, our pending application for approval of Remodulin in China, and our expected filing of a biologics license application with the FDA and a marketing authorization application with the European Medicines Agency (EMA) for Ch14.18;

•                  The outcome of potential future regulatory actions, including audits and inspections, from the FDA and international regulatory agencies;

•                  The impact of competing therapies, including generic products and newly-developed therapies, on sales of our commercial products;

•                  The expectation that we will be able to produce sufficient quantities and maintain adequate inventories of our commercial products, through both our in-house production capabilities and third-party production sites for our products, and our ability to obtain and maintain related approvals by the FDA and other regulatory agencies;

•                  The adequacy of our intellectual property protections and the expiration dates of our patents and licensed patents and products;

•                  Our expectations regarding our ability to defend our intellectual property relating to Remodulin against generic challenges, including the recent abbreviated new drug application filed by Sandoz Inc. (Sandoz), and our expectations regarding other litigation matters, including our lawsuit against Lexington Insurance Company;

•                  The potential impact of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 on our business;

•                  The potential impact of the business combination between Express Scripts, Inc. (the parent company of CuraScript, Inc.) and Medco Health Solutions, Inc. (the parent company of Accredo Therapeutics, Inc.) on our business;

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

Risks Related to Our Business

We rely heavily on sales of Remodulin, Tyvaso and Adcirca to produce revenues.

Sales of Remodulin, Tyvaso and Adcirca comprise a substantial majority of our total revenues. A wide variety of events, many of which are described in other risk factors below, could cause sales of Remodulin, Tyvaso and/or Adcirca to decline. For instance, if regulatory approvals for any of these products were withdrawn, we would be unable to sell the product and our business could be jeopardized. Any substantial change in the prescribing practices or dosing patterns of patients using Remodulin, Tyvaso or Adcirca due to combination therapy, side effects, adverse events, death or any other reasons, could decrease related revenues. In addition, we rely on third parties to produce, market, distribute and sell Remodulin, Tyvaso and Adcirca. The inability of any one of these third parties to perform these functions, or the failure of these parties to perform successfully, could negatively affect our revenues. We are also increasingly internalizing elements of our production process for Remodulin and Tyvaso, and any failure to manage our internal production processes could result in an inability to meet demand. Because we are highly dependent on sales of Remodulin, Tyvaso and Adcirca, any reduction in sales of any one of these products would have a negative and material adverse impact on our operations.

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

To obtain regulatory approvals from the FDA and international regulatory agencies such as the EMA, we must conduct clinical trials demonstrating that our products are safe and effective. In the past, several of our product candidates failed or were discontinued at various stages in the development process. In addition, we may need to amend ongoing trials or the FDA and international regulatory agencies may require us to perform additional trials beyond those we planned. Such occurrences could result in significant delays and additional costs, and related clinical trials may be unsuccessful. In addition, approval of an NDA may be subject to delays if the FDA determines that it cannot review or approve the NDA as submitted. In such a case, the FDA would issue a refuse-to-file letter or a complete response letter outlining the deficiencies in the submission, and the FDA may require substantial additional studies, testing or information in order to complete its review of the application. We may fail to address any such deficiencies adequately, in which case we would be unable to obtain FDA approval to market the product candidate.

In addition, we are planning a new phase III clinical trial, FREEDOM-EV, which will study oral treprostinil in combination with other approved PAH therapies.  One of the co-primary end points of the study is time to clinical worsening.  We have not previously conducted a study with a time to clinical worsening primary endpoint.  Our inexperience with this type of trial design may impact our ability to achieve positive results, and failure to prove the efficacy of oral treprostinil in combination with other PAH therapies could limit the potential revenues for oral treprostinil, if it is approved.

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

In November 2008, we reported that our FREEDOM-C phase III clinical trial of oral treprostinil in patients with pulmonary arterial hypertension (PAH) did not achieve statistical significance for its primary endpoint (p=0.072). These results prompted us to amend the protocol for our FREEDOM-M phase III clinical trial of oral treprostinil and initiate an additional phase III clinical trial of oral treprostinil, FREEDOM-C2. In June 2011, we announced the completion of the FREEDOM-M trial, which achieved statistical significance for its primary endpoint (p=0.0125). However, our FREEDOM-C2 trial did not achieve statistical significance for its primary endpoint (p=0.089), as we announced in August 2011. Although we have filed an NDA for oral treprostinil and believe the NDA should be approvable on the basis of the FREEDOM-M results alone in accordance with published FDA guidance we believe to be applicable, we may face delays in obtaining FDA approval of our NDA for oral treprostinil, or we may not be able to obtain FDA approval at all, for the reasons described above under “If our products fail in clinical trials, we will be unable to obtain or maintain FDA and international regulatory approvals and will be unable to sell those products”, among others. Furthermore, even if the FDA approves our NDA, the FREEDOM-M results may support only a monotherapy label indication, and not an indicated use in conjunction with a PAH background therapy, which would impose limits on the permitted marketing of oral treprostinil. In addition, if oral treprostinil is approved by the FDA, the results of both the FREEDOM-C and FREEDOM-C2 would likely be listed in the oral treprostinil labeling and may negatively impact the timing and magnitude of oral treprostinil’s commercial opportunity by impacting patient demand, physician prescribing patterns or reimbursement rates.

We are currently planning additional trials intended to demonstrate oral treprostinil’s efficacy in combination with other therapies.  If we are unsuccessful in these efforts, this may further dampen our prospects for revenue growth from oral treprostinil.

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

Sales of our products are subject to reimbursement from government agencies and other third parties. Pharmaceutical pricing and reimbursement pressures may negatively impact our sales.

The commercial success of our products depends, in part, on the availability of reimbursements by governmental payers such as Medicare and Medicaid, and private insurance companies. Accordingly, our commercial success is tied to such third-party payers. In the United States, the European Union and other significant or potentially significant markets for our products, third-party payers are increasingly attempting to limit or regulate the price of medicinal products and are frequently challenging the pricing of new and expensive drugs. Our prostacyclin analogue products, Remodulin and Tyvaso, are expensive therapies. Consequently, it may be difficult for our specialty pharmaceutical distributors or wholesalers to obtain sufficient reimbursement of our products from third-party payers to make selling our products economically feasible for them. Alternatively, third-party payers may reduce the amount of reimbursement for our products based on changes in pricing of other therapies for PAH, including generic formulations of other approved therapies. If third-party payers do not approve our products for reimbursement, or limit reimbursements, patients could choose a competing product that is approved for reimbursement or provides a lower out-of-pocket cost to them. Presently, most third-party payers, including Medicare and Medicaid, provide reimbursement for our commercial products. Future reimbursements under Medicare and Medicaid could be subject to reduction. Furthermore, to the extent that private insurers or managed care programs follow any reduced Medicaid and Medicare coverage and payment developments, the negative impact on our business would be compounded. We continue to assess the potential effect of the Patient Protection and Affordable Care Act and the related Health Care and Education Reconciliation Act of 2010 on our business. While we believe the short-term impact on our business of this legislation will not be material, we continue to monitor the developments of this legislation as many of its provisions are not yet effective and are subject to finalization.

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

We must be able to produce sufficient quantities of our commercial products to satisfy demand. The process of producing our products is difficult and complex, and currently involves a number of third parties. We synthesize treprostinil, the active ingredient in Remodulin and Tyvaso, and treprostinil diethanolamine, the active ingredient in our oral treprostinil tablet, in our Silver Spring, Maryland facility using raw materials and advanced intermediate compounds supplied by vendors.  Although we have recently received FDA approval to formulate Remodulin and Tyvaso at our own facilities, we also currently outsource the formulation of Remodulin to Baxter Pharmaceutical Solutions, LLC (Baxter) and Jubilant Hollister-Stier Contract Manufacturing and Services (Jubilant Hollister-Stier), and we outsource the formulation of Tyvaso to Catalent Pharma Solutions, Inc.  We manufacture the Tyvaso Inhalation System nebulizer at our facility in Germany, where NEBU-TEC International Med Products Eike Kern GmbH (NEBU-TEC) supplies personnel. We also manufacture the Tyvaso Inhalation System nebulizer through Minnetronix, Inc.

We produce oral treprostinil diethanolamine tablets for use in our clinical trials, but neither we nor our third-party vendors would be able to produce oral treprostinil diethanolamine tablets for commercial use in the U.S. or internationally without FDA approval or the corresponding international approvals of the facility.

As long as we utilize third-party vendors for significant portions of our production process, we will remain exposed to the risks described below under “We rely in part on third parties to perform activities that are critical to our business. Our ability to generate commercial sales or conduct clinical trials could suffer if our third-party suppliers and service providers fail to perform.” In addition, while we are in the process of internalizing additional processes to increase our control of production, this approach will also subject us to risks as we engage in increasingly complex production processes. For example, Remodulin and Tyvaso must be formulated in a sterile environment and we have limited experience with sterile manufacturing on a commercial scale. Some of the products we are developing will involve even more complicated production processes than our current products. For example, we are developing Ch14.18 MAb, a monoclonal antibody. As with all biologic products, monoclonal antibodies are inherently more difficult to produce than our current products and involve increased risk of viral and other contaminations.

In 2011, the FDA issued an advisory to manufacturers regarding the potential formation of glass fragments in injectable drugs filled in small-volume glass vials. We conducted a review of our manufacturing processes and those of our third-party suppliers and have no conclusive evidence at this time to suggest that the glass vials we use for Remodulin form glass fragments. We continue to assess our products, but cannot guarantee that our production process will not result in hazards such as these.

Additional risks presented by our production strategy include:

•                  We and our third-party producers are subject to the FDA’s current Good Manufacturing Practices in the United States and similar regulatory standards internationally. While we have significant control over regulatory compliance with respect to our internal production processes, we do not exercise the same level of control over regulatory compliance by our third-party producers;

•                  As we expand our production operations to include new elements of the production process or new products, we may experience difficulty designing and implementing processes and procedures to ensure compliance with applicable regulations;

•                  Even if we and our third-party producers are in compliance with domestic and international drug production regulations, the sterility and quality of the products being produced could be substandard and, therefore, such products would be unavailable for sale or use;

•                  If we have to replace our own production operations or

•                  a third-party producer with another producer, the FDA and its international counterparts would require new testing and compliance inspections. Furthermore, a new producer would have to be familiarized with the processes necessary to produce and commercially validate our products, as producing our treprostinil-based products is complex. Any new third-party producers and any new production process at our own facilities would need to be approved by the FDA and its international counterparts before being used to produce commercial supply of our products;

•                  We may be unable to contract with needed producers on satisfactory terms or at all; and

•                  The supply of materials and components necessary to produce and package our products may become scarce or interrupted. Disruptions to the supply of these materials could delay the production and subsequent sale of such products. Any products produced with substituted materials or components would be subject to approval from the FDA and international regulatory agencies before they could be sold. The timing of any such regulatory approval is difficult to predict.

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

We heavily involve third parties to assist us in conducting clinical trials, obtaining regulatory approvals, conducting pharmacovigilance-related activities including drug safety and reporting of adverse events, and marketing and distributing our products, as we do not possess the internal capacity, and in some cases the expertise, to perform all of these functions. Accordingly, the success of these third parties in performing their contractual obligations is critical to our operations.

We synthesize treprostinil using raw materials and advanced intermediate compounds supplied by vendors. The inability of our vendors to supply these raw materials and advanced intermediate compounds in the quantities we require could delay the production of treprostinil for commercial use and for use in our clinical trials.

We rely on Baxter and Jubilant Hollister-Stier to formulate Remodulin for us. We extended our contract with Baxter through 2013 and as part of that contract amendment, we agreed that Baxter will formulate Remodulin in greater quantities using larger production equipment than under its current process. This new formulation process and related equipment will require FDA and international approvals. We also have received FDA approval to produce Remodulin using our Silver Spring, Maryland facility, and are awaiting international approvals; however, we remain reliant on third parties such as Baxter and Jubilant Hollister-Stier for additional capacity, production for international sales, and as backup producers.

We have received FDA approval to formulate Tyvaso in our Silver Spring, Maryland facility; however, we remain reliant on Catalent Pharma Solutions, Inc. for additional production capacity and as a backup producer. We also rely substantially on third parties, currently NEBU-TEC and Minnetronix, Inc., to manufacture the nebulizer used in the Tyvaso Inhalation System.

We rely heavily on these third parties to adhere to and maintain production processes in accordance with all applicable regulatory requirements. If any of these critical third-party production and supply arrangements are interrupted for compliance or other reasons, we may not have sufficient inventory to meet future demand.

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

In April 2012, Express Scripts, Inc. (the parent company of CuraScript, Inc.) acquired Medco Health Solutions, Inc. (the parent company of Accredo Health Group, Inc.).  As a result of the merger, our products may be less significant to the overall operations of the combined company, and the combined company may devote fewer resources for the sale and support of our products, which could adversely impact our revenues. In addition, the combined company’s pharmacy benefit management business will also have increased leverage in negotiating the terms of rebates and discounts on behalf of third-party payers, which could impact reimbursement levels for our products.

We rely on Eli Lilly and Company (Lilly) to manufacture and supply Adcirca for us, and we use Lilly’s pharmaceutical wholesaler network to distribute Adcirca in the United States and Puerto Rico. If Lilly is unable to manufacture or supply Adcirca or its distribution network is disrupted, it could delay, disrupt or prevent us from selling Adcirca, which could slow the growth of our business. In addition, Lilly has the right to determine the price of Adcirca, which generally moves in parity with its price for Cialis® (which has the same active ingredient as Adcirca). Since FDA approval of Adcirca, Lilly has announced a price increase on both Cialis and Adcirca twice a year. Changes in Lilly’s prices could adversely impact demand or reimbursement for Adcirca, particularly if a generic PDE-5 inhibitor enters the market following the expiration of certain Revatio patents that is anticipated during 2012.

Although most of our current suppliers and service providers could eventually be replaced, a change in suppliers and/or service providers could interrupt the manufacture and distribution of our commercial products and our other products and services, and impede the progress of our clinical trials, commercial launch plans and related revenues. Interruptions in our production process could be significant given the length of time and complexity involved in obtaining necessary regulatory approvals for alternative arrangements, through either third parties or internal manufacturing processes.

We rely heavily on third-party contract research organizations to conduct our clinical trials.  In addition, the success of certain of our development stage products will depend on clinical trials sponsored by third parties. Examples of such clinical trials include the phase III study of Ch14.18 conducted by the National Cancer Institute, an ongoing study conducted by Medtronic, Inc. using its implantable pump to deliver intravenous Remodulin (which study has temporarily been placed on hold by Medtronic) and ongoing studies conducted by ImmuneWorks, Inc. of its IW001 product.  Failure by any of these parties to conduct or assist us in conducting clinical trials in accordance with study protocols, quality controls and GCP could limit our ability to rely on results of those trials in seeking regulatory approvals.

Our operations must comply with extensive laws and regulations in the U.S. and other countries, including FDA regulations. Failure to obtain approvals on a timely basis or to achieve continued compliance could delay, disrupt or prevent the commercialization of our products.

The products we develop must be approved for marketing and sale by regulatory agencies and, once approved, are subject to extensive regulation. Our research and development efforts must comply with extensive regulations, including those promulgated by the FDA and the United States Department of Agriculture.  The process of obtaining and maintaining regulatory approvals for new drugs is lengthy, expensive and uncertain. The manufacture, distribution, advertising and marketing of these products are also subject to extensive regulation, including strict pharmacovigilance and adverse event reporting requirements. Any future product approvals we receive could be accompanied by significant restrictions on the use or marketing of the product. Our product candidates, including in particular oral treprostinil, may fail to receive marketing approval on a timely basis, or at all. If granted, product approvals can be withdrawn for failure to comply with regulatory requirements, such as post-marketing requirements and post-marketing commitments, or upon the occurrence of adverse events subsequent to commercial introduction.

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

After our products receive regulatory approval, they remain subject to ongoing regulation, which can impact, among other things, product labeling, manufacturing practices, pharmacovigilance and adverse event reporting, storage, distribution, advertising and promotion, and record keeping. If we do not comply with the applicable regulations, the range of possible sanctions includes adverse publicity, product recalls or seizures, fines, total or partial suspensions of production and/or distribution, suspension of marketing applications, and enforcement actions, including injunctions and civil or criminal prosecution. The FDA and comparable international regulatory agencies can withdraw a product’s approval under some circumstances, such as the failure to comply with regulatory requirements or the occurrence of unexpected safety issues. Further, the FDA often requires post-marketing testing and surveillance to monitor the effects of approved products. The FDA and comparable international regulatory agencies may condition approval of our product candidates on the completion of such post-marketing clinical studies. These post-marketing studies may suggest that a product causes undesirable side effects or may present a risk to the patient. If data we collect from post-marketing studies suggest that one of our approved products may present an unacceptable safety risk, regulatory authorities could withdraw the product’s approval, suspend production or place other marketing restrictions on that product. If regulatory sanctions are applied or if regulatory approval is delayed or withdrawn, our operating results and the value of our company may be adversely affected.

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

Various laws in jurisdictions around the world, including anti-kickback and false claims statutes, the Foreign Corrupt Practices Act and the UK Bribery Act, restrict particular marketing practices in the pharmaceutical and medical device industries. Our business activities may be subject to challenge under these laws, and any penalties imposed upon us could have a material adverse effect on our business, financial condition and results of operations. Furthermore, we have significantly expanded our sales and marketing staff. Any expansion of sales and marketing efforts can increase the risks of noncompliance with these laws.

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

Reports of side effects and adverse events associated with our products could have a significant adverse impact on the sale of our products. An example of a known risk associated with intravenous Remodulin is sepsis, which is a serious and potentially life-threatening infection of the bloodstream caused by a wide variety of bacteria. Intravenous prostacyclins, such as intravenous Remodulin and Flolan, are infused continuously through a catheter placed in a large vein in the patient’s chest, and sepsis is a known risk associated with this type of delivery. As a result, sepsis is included as a risk in both the Remodulin and Flolan package inserts. Although a discussion of the risk of sepsis is currently included on the Remodulin label, and the occurrence of sepsis is familiar to physicians who prescribe intravenously administered therapies, concerns about bloodstream infections may adversely affect a physician’s decision to prescribe Remodulin.

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

As is common with pharmaceutical and biotechnology companies, our early-stage research and development involves animal testing, which we conduct both directly and through contracts with third parties.  Notwithstanding the vital role of animal research in the drug discovery and development process, certain special interest groups categorically object to the use of animals for research purposes. Historically, our research and development activities have not been the subject of significant animal rights media attention. However, research activities with animals have been the subject of adverse attention generally, including demonstrations near facilities operated by other companies in our industry. Any negative attention, threats or acts of vandalism directed against our animal research activities in the future could impair our ability to operate our business efficiently.

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

In February 2012, we received a Paragraph IV Certification Notice Letter from Sandoz advising that Sandoz has submitted an ANDA to the FDA requesting approval to market a generic version of the 10 mg/mL strength of Remodulin.  In the Notice Letter, Sandoz states that it intends to market a generic version of Remodulin before the expiration of U.S. Patent No. 5,153,222, which expires in October 2014; U.S. Patent No. 6,765,117, which expires in October 2017; and U.S. Patent No. 7,999,007, which expires in March 2029. Sandoz’s Notice Letter states that the ANDA contains a Paragraph IV Certification alleging that these patents are not valid, not enforceable and/or will not be infringed by the commercial manufacture, use or sale of the proposed product described in Sandoz’s ANDA submission.

In response to the Notice Letter, we filed a lawsuit for patent infringement in March 2012 against Sandoz in the U.S. District Court for the District of New Jersey. We filed this lawsuit within forty-five days from the receipt of the Notice Letter. Therefore, under the Hatch-Waxman Act, the FDA is automatically precluded from approving Sandoz’s ANDA for up to 30 months or until the issuance of a district court decision that is adverse to us, whichever occurs first.

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

The testing, manufacturing, marketing, and sale of drugs and diagnostics involve product liability risks. We may not be able to maintain our current product liability insurance at an acceptable cost, if at all. In addition, our insurance coverage may not be adequate for all potential claims. If claims or losses significantly exceed our liability insurance coverage, we may experience financial hardship or be forced out of business.

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

We may require additional financing to meet significant future obligations. For example, upon maturity or conversion of our 1.0% Convertible Senior Notes due September 15, 2016 (2016 Convertible Notes), we must repay our investors in cash up to the principal balance of $250.0 million.   Further, in certain circumstances constituting a fundamental change under the 2016 Convertible Notes, we may be required to repurchase the notes for cash.  In addition, awards granted under our Share Tracking Awards Plans (which we collectively refer to as the STAP) entitle participants to receive in cash an amount equal to the appreciation in the price of our common stock, which is calculated as the positive difference between the closing price of our common stock on the date of exercise and the date of grant. Consequently, our STAP will likely require significant future cash payments to participants to the extent the price of our common stock appreciates and the number of vested STAP awards increases over time. If we do not have sufficient funds to meet such contractual obligations or the ability to secure alternative sources of financing, we could be in default, face litigation and/or lose key employees, which could have a material adverse effect on our business or financial condition.

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

The price of common stock can be highly volatile within the pharmaceutical and biotechnology sector. Consequently, there can be significant price and volume fluctuations in the market that may not always relate to operating performance. The table below sets forth the high and low closing prices for our common stock for the periods indicated:

	High	Low
January 1, 2012—March 31, 2012	$50.99	$45.54
January 1, 2011—December 31, 2011	$70.70	$37.21
January 1, 2010—December 31, 2010	$64.24	$46.22

The price of our common stock could decline sharply due to the following factors, among others:

•                  Quarterly and annual financial results;

•                  Failure to meet estimates or expectations of securities analysts or our own revenue guidance;

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

•                  Announcements by us or others of technological innovations or new products or announcements regarding our existing products, including in particular the development of new, competing PAH therapies;

•                  Announcements by us or others regarding generic challenges to the intellectual property relating to our products, including the recent abbreviated new drug application filed by Sandoz relating to certain of our Remodulin patents;

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

Many securities analysts publish quarterly and annual projections of our revenues and profits. In addition, we provide forward-looking guidance for revenues associated with our commercial products. Such estimates are inherently subject to uncertainty. As a result, actual revenues and profits may differ from these projections, and even small variations in reported revenues and profits compared to securities analysts’ expectations or our own projected revenues could have a significant impact on the price of our common stock.

Sales or issuances of our common stock may depress our stock price.

The price of our common stock could decline if: (1) we issue common stock to raise capital or to acquire a license or business; (2) our shareholders transfer ownership of our common stock, or sell substantial amounts in the public market; (3) our investors become concerned that substantial sales of our common stock may occur; or (4) we issue shares upon the maturity of warrants issued as part of the hedging transactions from our 2016 Convertible Notes. For example, Lilly, in 2011, sold a significant portion of our common stock. A decrease in the price of our common stock could make it difficult for us to raise capital or fund acquisitions through the issuance of our stock.

Any sales of common stock issued to holders of our 2016 Convertible Notes could adversely affect the prevailing market price of our common stock or result in short selling by market participants in expectation of a decline in the price of our common stock.

Our share repurchases may affect the value of our common stock.

Our Board of Directors has authorized a share repurchase program for up to $300 million of our common stock through October 3, 2013.  As part of this broader repurchase program, we recently completed an accelerated share repurchase transaction as described further in Note 10—Stockholders’ Equity—Share Repurchase to our consolidated financial statements included in this Quarterly Report on Form 10-Q. The effect of any of these transactions and activities on the market price of our common stock will depend in part on market conditions, but related activity could affect the value of our common stock.

We are subject to counterparty risk with respect to the convertible note hedge transaction.

The counterparty to the convertible note hedge transaction we entered into in connection with the issuance of our 2016 Convertible Notes (call options) will subject us to the risk that the counterparty may default on the terms of the call options. Our exposure to the credit risk of the counterparty will not be secured by any collateral. Recent global economic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions. If such counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim based on our exposure at that time under the call options. Our exposure will depend on many factors but, generally, the increase in our exposure will be correlated to the increase in the market price and in the volatility of our common stock. In addition, upon a default by the counterparty, we may suffer adverse tax consequences and dilution with respect to our common stock due to our obligation to deliver shares upon conversion of the notes. We cannot provide any assurance as to the financial stability or viability of such counterparty.

Provisions of Delaware law and our amended and restated certificate of incorporation, second amended and restated by-laws, shareholder rights plan, 2016 Convertible Notes, convertible note hedge transaction and employment and license agreements could prevent or delay a change of control or change in management that may be beneficial to our public shareholders.

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

Terminating or unwinding the convertible note hedge transaction could require us to make substantial payments to the counterparty or may increase the price of our common stock. The costs or any increase in stock price that may arise from terminating or unwinding the transaction could make an acquisition of our company significantly more expensive to the purchaser.

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

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

Item 6.   EXHIBITS

Exhibits filed as a part of this Form 10-Q are listed on the Exhibit Index, which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED THERAPEUTICS CORPORATION

April 26, 2012	/s/ MARTINE A. ROTHBLATT
	By:	Martine A. Rothblatt, Ph.D.
	Title:	Chairman and Chief Executive Officer

/s/ JOHN M. FERRARI
	By:	John M. Ferrari
	Title:	Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-76409).

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

3.4

Form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit A to Exhibit 4 to the Registrant’s Current Report on Form 8-K, filed December 18, 2000.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2	First Amended and Restated Rights Agreement, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 3, 2008.

4.3

Indenture, dated as of October 17, 2011, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as trustee (including form of 1.0% Convertible Senior Note due September 15, 2016), incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed October 17, 2011.

10.1

Second Amendment to United Therapeutics Corporation Share Tracking Awards Plan, effective as of February 1, 2012, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 6, 2012.

10.2

First Amendment to United Therapeutics Corporation 2011 Share Tracking Awards Plan, effective as of February 1, 2012, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 6, 2012.

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

101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the SEC on April 26, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) the Consolidated Statements of Operations for the three-month periods ended March 31, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the three-month periods ended March 31, 2012 and 2011, (iv) the Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2012 and 2011, and (v) the Notes to Consolidated Financial Statements (1).

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