Form 10-Q
period 2012-09-30
UNITED THERAPEUTICS Corp
filed 2012-11-01
CIK 1082554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2012

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

The number of shares outstanding of the issuer’s common stock, par value $.01 per share, as of October 25, 2012 was 50,800,693.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

UNITED THERAPEUTICS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$263,425	$162,676
Marketable investments	240,032	240,803
Accounts receivable, net of allowance of none for 2012 and 2011	108,949	88,680
Other current assets	37,390	6,188
Prepaid expenses	13,342	9,928
Inventories, net	46,848	45,981
Deferred tax assets	8,199	8,199
Total current assets	718,185	562,455
Marketable investments	248,884	343,899
Marketable investments and cash—restricted	5,348	5,123
Goodwill and other intangibles, net	16,662	22,087
Property, plant and equipment, net	439,894	366,046
Deferred tax assets, net	190,448	190,745
Other assets	28,071	27,724
Total assets	$1,647,492	$1,518,079

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,130	$47,257
Accrued expenses	87,635	57,227
Other current liabilities	129,850	108,093
Total current liabilities	227,615	212,577
Convertible notes	201,970	194,180
Mortgages payable—noncurrent	71,400	71,452
Other liabilities	74,794	80,500
Total liabilities	575,779	558,709
Commitments and contingencies:
Common stock subject to repurchase	10,882	10,882
Stockholders’ equity:
Preferred stock, par value $.01, 10,000,000 shares authorized, no shares issued	—	—
Series A junior participating preferred stock, par value $.01, 100,000 authorized, no shares issued	—	—
Common stock, par value $.01, 245,000,000 shares authorized, 61,892,578 and 61,506,063 shares issued, and 51,162,680 and 53,609,645 shares outstanding at September 30, 2012 and December 31, 2011, respectively	619	615
Additional paid-in capital	1,013,434	992,718
Accumulated other comprehensive loss	(9,524)	(10,885)
Treasury stock at cost, 10,729,898 and 7,896,418 shares at September 30, 2012 and December 31, 2011, respectively	(413,923)	(282,998)
Retained earnings	470,225	249,038
Total stockholders’ equity	1,060,831	948,488
Total liabilities and stockholders’ equity	$1,647,492	$1,518,079

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Revenues:
Net product sales	$240,917	$201,020	$665,692	$546,784
Other	1,551	722	6,567	1,221
Total revenues	242,468	201,742	672,259	548,005
Operating expenses:
Research and development	65,155	59,433	135,911	131,379
Selling, general and administrative	68,626	16,656	161,673	98,775
Cost of product sales	27,968	22,676	81,632	63,577
Total operating expenses	161,749	98,765	379,216	293,731
Operating income	80,719	102,977	293,043	254,274
Other (expense) income:
Interest income	1,138	1,016	3,225	2,520
Interest expense	(4,384)	(5,416)	(12,149)	(16,256)
Equity loss in affiliate	(48)	(43)	(110)	(110)
Other, net	31,068	(278)	31,710	(1,301)
Total other (expense) income, net	27,774	(4,721)	22,676	(15,147)
Income from continuing operations before income taxes	108,493	98,256	315,719	239,127
Income tax expense	(30,382)	(17,641)	(94,532)	(65,073)
Income from continuing operations	78,111	80,615	221,187	174,054
Discontinued operations:
Income from discontinued operations, net of tax	—	—	—	7
Gain on disposal of discontinued operations, net of tax	—	3,783	—	618
Income from discontinued operations	—	3,783	—	625
Net income	$78,111	$84,398	$221,187	$174,679
Net income per common share:
Basic
Continuing operations	$1.52	$1.38	$4.20	$3.00
Discontinued operations	0.00	0.07	0.00	0.01
Net income per basic common share	$1.52	$1.45	$4.20	$3.01
Diluted
Continuing operations	$1.46	$1.32	$4.11	$2.80
Discontinued operations	0.00	0.06	0.00	0.01
Net income per diluted common share	$1.46	$1.38	$4.11	$2.81
Weighted average number of common shares outstanding:
Basic	51,514	58,321	52,626	58,087
Diluted	53,590	61,210	53,849	62,062

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Net income	$78,111	$84,398	$221,187	$174,679
Other comprehensive income:
Foreign currency translation gain (loss)	1,185	(2,142)	797	(983)
Defined benefit pension plan:
Prior service cost arising during period, net of tax	—	—	—	(1,010)
Actuarial gain arising during period, net of tax	—	—	64	186
Less: amortization of actuarial gain and prior service cost included in net periodic pension cost	131	144	391	403
Defined benefit pension plan, net	131	144	455	(421)
Unrealized gain (loss) on available-for-sale securities, net of tax	72	(119)	109	(62)
Other comprehensive income (loss), net of tax	1,388	(2,117)	1,361	(1,466)
Comprehensive income	$79,499	$82,281	$222,548	$173,213

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2012	2011
	(Unaudited)
Cash flows from operating activities:
Net income	$221,187	$174,679
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,855	15,637
Provision for inventory obsolescence	1,455	2,904
Current and deferred income tax expense	94,532	65,384
Share-based compensation expense (benefit)	40,568	(37,790)
Expense associated with outstanding license fees	643	41,332
Amortization of debt discount and debt issue costs	8,902	13,647
Amortization of discount or premium on investments	3,303	3,406
Equity loss in affiliate and other	8,180	2,114
Excess tax benefits from share-based compensation	(2,084)	(6,486)
Changes in operating assets and liabilities:
Accounts receivable	(19,516)	(14,651)
Insurance proceeds receivable (Note 13)	(31,000)	—
Inventories	(4,790)	(13,996)
Prepaid expenses	(3,643)	(1,912)
Other assets	(2,742)	(722)
Accounts payable	(37,225)	1,040
Accrued expenses	30,105	(28,036)
Other liabilities	(109,311)	(17,984)
Net cash provided by operating activities	218,419	198,566

Cash flows from investing activities:
Purchases of property, plant and equipment	(90,650)	(36,725)
Purchases of held-to-maturity investments	(348,001)	(616,571)
Maturities of held-to-maturity investments	439,987	519,334
Acquisitions	—	(3,547)
Net cash provided by (used in) investing activities	1,336	(137,509)

Cash flows from financing activities:
Payments to repurchase common stock	(130,925)	—
Proceeds from the exercise of stock options	9,689	23,948
Excess tax benefits from share-based compensation	2,084	6,486
Net cash (used in) provided by financing activities	(119,152)	30,434

Effect of exchange rate changes on cash and cash equivalents	146	331
Net increase in cash and cash equivalents	100,749	91,822
Cash and cash equivalents, beginning of period	162,676	252,162
Cash and cash equivalents, end of period	$263,425	$343,984

Supplemental schedule of cash flow information:
Cash paid for interest	$4,563	$2,766
Cash paid for income taxes	$75,046	$25,050
Non-cash investing activities:
Non-cash additions to property, plant and equipment	$4,775	$14,290
Acquisitions—non cash consideration	$—	$3,400

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(UNAUDITED)

1. Organization and Business Description

United Therapeutics Corporation is a biotechnology company focused on the development and commercialization of unique products to address the unmet medical needs of patients with chronic and life-threatening conditions. As used in these notes to the consolidated financial statements, unless the context otherwise requires, the terms “we”, “us”, “our,” and similar terms refer to United Therapeutics Corporation and its consolidated subsidiaries.

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

2. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all of the information required by United States’ generally accepted accounting principles (GAAP) for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on February 28, 2012.

In our management’s opinion, the accompanying consolidated financial statements contain all adjustments, including normal, recurring adjustments, necessary to fairly present our financial position as of September 30, 2012, results of operations and comprehensive income for the three- and nine-month periods ended September 30, 2012 and 2011, and cash flows for the nine months ended September 30, 2012 and 2011. Interim results are not necessarily indicative of results for an entire year. On March 31, 2011, we sold our wholly-owned telemedicine subsidiary, Medicomp, Inc. Accordingly, the operating results of Medicomp, Inc., for the nine-month period ended September 30, 2011 have been recast and presented within discontinued operations on our consolidated statements of operations. This change in presentation had no impact on net income as previously reported. We did not recast our consolidated statement of cash flows for the nine months ended September 30, 2011 to reflect the classification of Medicomp, Inc. as a discontinued operation, as the impact was not significant to that statement. For details regarding the sale of Medicomp, Inc. refer to Note 18—Sale of Medicomp, Inc. to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

3. Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market (current replacement cost) and consist of the following, net of reserves (in thousands):

	September 30, 2012	December 31, 2011
Raw materials	$11,413	$9,171
Work-in-progress	12,132	14,222
Finished goods	23,303	22,588
Total inventories	$46,848	$45,981

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

Assets and liabilities subject to fair value measurements are as follows (in thousands):

	As of September 30, 2012
	Level 1	Level 2	Level 3	Balance
Assets
Money market funds (1)	$146,933	$—	$—	$146,933
Federally-sponsored and corporate debt securities (2)	—	488,901	—	488,901
Available-for-sale equity investment	529	—	—	529
Total assets	$147,462	$488,901	$—	$636,363
Liabilities
Convertible notes maturing in 2016 (3)	$—	$329,950	$—	$329,950
Contingent consideration (4)	—	—	7,298	7,298
Total liabilities	$—	$329,950	$7,298	$337,248

	As of December 31, 2011
	Level 1	Level 2	Level 3	Balance
Assets
Money market funds (1)	$72,905	$—	$—	$72,905
Federally-sponsored and corporate debt securities (2)	—	583,976	—	583,976
Available-for-sale equity investment	382	—	—	382
Total assets	$73,287	$583,976	$—	$657,263
Liabilities
Convertible notes maturing in 2016 (3)	$—	$292,500	$—	$292,500
Contingent consideration (4)	—	—	7,973	7,973
Total liabilities	$—	$292,500	$7,973	$300,473

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

(3)         Included in convertible notes on the accompanying consolidated balance sheets. Refer to Note 9—Debt—Convertible Notes Due 2016 for details. The fair value of our 1.0 percent Convertible Senior Notes due September 15, 2016 (2016 Convertible Notes) has been estimated using other observable inputs including the price of our common stock, implied volatility, interest rates and credit spreads among others. Over time, we expect a market for the 2016 Convertible Notes to develop. At that time, we intend to use trade data as the principal basis for measuring fair value.

(4)         Included in other liabilities on the accompanying consolidated balance sheets. The fair value of contingent consideration has been estimated using probability weighted discounted cash flow models (DCF). The DCF incorporates Level 3 inputs including estimated discount rates that we believe market participants would consider relevant in pricing and the projected timing and amount of cash flows, which are estimated and developed, in part, based on the requirements specific to each acquisition agreement. We analyze and evaluate these fair value measurements quarterly to determine whether valuation inputs continue to be relevant and appropriate or whether current period developments warrant adjustments to valuation inputs and related measurements. Any increases or decreases in discount rates would have an inverse impact on the value of related fair value measurements, while increases or decreases in expected cash flows would result in corresponding increases or decreases in fair value. As of both September 30, 2012 and December 31, 2011, the cost of debt and weighted average cost of capital used to discount projected cash flows relating to contingent consideration ranged from 8.6 percent to 17.9 percent.

A reconciliation of the beginning and ending balance of Level 3 liabilities for the three- and nine-month periods ended September 30, 2012, is presented below (in thousands):

Contingent Consideration
Balance July 1, 2012—Asset (Liability)	$(7,841)
Transfers into Level 3	—
Transfers out of Level 3	—
Total gains/(losses) realized/unrealized
Included in earnings	—
Included in other comprehensive income	(71)
Purchases	—
Sales	—
Issuances	—
Settlements	614
Balance September 30, 2012—Asset (Liability)	$(7,298)
Amount of total gains/(losses) for the three-month period ended September 30, 2012 included in earnings that are attributable to the change in unrealized gains or losses related to outstanding liabilities	$—

Contingent Consideration
Balance January 1, 2012—Asset (Liability)	$(7,973)
Transfers into Level 3	—
Transfers out of Level 3	—
Total gains/(losses) realized/unrealized
Included in earnings	—
Included in other comprehensive income	61
Purchases	—
Sales	—
Issuances	—
Settlements	614
Balance September 30, 2012—Asset (Liability)	$(7,298)
Amount of total gains/(losses) for the nine-month period ended September 30, 2012 included in earnings that are attributable to the change in unrealized gains or losses related to outstanding liabilities	$—

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

5. Marketable Investments

Held-to-Maturity Investments

Marketable investments classified as held-to-maturity consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government-sponsored enterprises at September 30, 2012	$285,999	$266	$(32)	$286,233
Corporate notes and bonds at September 30, 2012	202,388	300	(20)	202,668
Total	$488,387	$566	$(52)	$488,901
Reported under the following captions on the consolidated balance sheet at September 30, 2012:
Current marketable investments	$240,032
Noncurrent marketable investments	248,355
	$488,387

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government-sponsored enterprises at December 31, 2011	$308,202	$155	$(170)	$308,187
Corporate notes and bonds at December 31, 2011	276,118	113	(442)	275,789
Total	$584,320	$268	$(612)	$583,976
Reported under the following captions on the consolidated balance sheet at December 31, 2011:
Current marketable investments	$240,803
Noncurrent marketable investments	343,517
	$584,320

The following table summarizes gross unrealized losses and the length of time marketable investments have been in a continuous unrealized loss position (in thousands):

	As of September 30, 2012		As of December 31, 2011
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Government-sponsored enterprises:
Continuous unrealized loss position less than one year	$53,646	$(32)	$170,018	$(170)
Continuous unrealized loss position greater than one year	—	—	—	—
	53,646	(32)	170,018	(170)
Corporate notes and bonds:
Continuous unrealized loss position less than one year	$32,327	$(20)	$149,383	$(442)
Continuous unrealized loss position greater than one year	—	—	—	—
	32,327	(20)	149,383	(442)
Total	$85,973	$(52)	$319,401	$(612)

We attribute the unrealized losses on held-to-maturity securities as of September 30, 2012, to the variability in related market interest rates. We do not intend to sell these securities, nor is it more likely than not that we will be required to sell them prior to the end of their contractual term. Furthermore, we believe these securities do not expose us to undue market risk or counterparty credit risk. As such, we do not consider these securities to be other than temporarily impaired.

The following table summarizes the contractual maturities of held-to-maturity marketable investments at September 30, 2012 (in thousands):

	September 30, 2012
	Amortized Cost	Fair Value
Due in less than one year	$240,032	$240,342
Due in one to two years	248,355	248,559
Due in three to five years	—	—
Due after five years	—	—
Total	$488,387	$488,901

Equity Investments

We own less than one percent of the common stock of a public company. Our investment is classified as available-for-sale, reported at fair value based on the quoted market price, and included on the accompanying consolidated balance sheets in noncurrent marketable investments.

As of September 30, 2012, we maintain investments in equity totaling approximately $8.0 million in privately-held corporations. We account for these investments at cost since we do not have the ability to exercise significant influence over these companies and their fair values are not readily determinable. The fair value of these investments has not been estimated at September 30, 2012, as there have been no events or developments indicating that their carrying amounts may be impaired. We include these investments within other assets on the accompanying consolidated balance sheets.

6. Goodwill and Other Intangible Assets

Goodwill and other intangible assets comprise the following (in thousands):

	As of September 30, 2012			As of December 31, 2011
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill (1)	$10,416	$—	$10,416	$8,123	$—	$8,123
Other intangible assets (1):
Technology, patents and trade names	4,735	(2,564)	2,171	4,766	(1,999)	2,767
Customer relationships and non-compete agreements	4,621	(2,040)	2,581	4,653	(1,658)	2,995
Contract-based (2)	2,020	(526)	1,494	8,350	(148)	8,202
Total	$21,792	$(5,130)	$16,662	$25,892	$(3,805)	$22,087

(1)         Includes foreign currency translation adjustments.

(2)        During the quarter ended June 30, 2012, we wrote off the net book value of a contract-based intangible asset we had recorded in connection with our acquisition of Revivicor, Inc. during July 2011, relating to a licensing arrangement to which Revivicor was a party. In April 2012, Revivicor received a termination notice from the counterparty to the licensing arrangement. The original counterparty was acquired in late 2011, and thereafter decided not to pursue development of products utilizing Revivicor’s technology. Accordingly, we recognized a corresponding impairment charge of $6.8 million, which has been included in selling, general and administrative expenses on our consolidated statement of operations for the nine-month period ended September 30, 2012.

Total amortization relating to other intangible assets for the five succeeding years and thereafter is presented below (in thousands):

Year ending December 31,
2013	$1,922
2014	1,505
2015	1,156
2016	641
2017	440
Thereafter	90
$5,754

7. Supplemental Executive Retirement Plan

We maintain the United Therapeutics Corporation Supplemental Executive Retirement Plan (SERP) to provide retirement benefits to certain senior members of our management team. To help fund our expected obligations under the SERP, we maintain the United Therapeutics Corporation Supplemental Executive Retirement Plan Rabbi Trust Document (Rabbi Trust). The balance in the Rabbi Trust was approximately $5.1 million as of September 30, 2012 and December 31, 2011. The Rabbi Trust is irrevocable and SERP participants have no preferred claim on, nor any beneficial ownership interest in, any assets of the Rabbi Trust. The investments in the Rabbi Trust are classified as restricted marketable investments and cash on our consolidated balance sheets.

Net periodic pension cost consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Service cost	$1,078	$1,079	$3,236	$3,176
Interest cost	369	352	1,106	1,004
Amortization of prior service costs	207	207	620	566
Amortization of net actuarial loss	—	20	—	71
Net pension expense	$1,654	$1,658	$4,962	$4,817

8. Share Tracking Award Plans

We maintain the United Therapeutics Corporation Share Tracking Awards Plan, adopted in June 2008 (2008 STAP) and the United Therapeutics Corporation 2011 Share Tracking Awards Plan, adopted in March 2011 (2011 STAP).  In February 2012, our Board of Directors amended the 2011 STAP to increase the total number of awards available for grant under the 2011 STAP by 2.0 million and concurrently amended the 2008 STAP to cancel the approximately 400,000 remaining awards available for future grants. In October 2012, we amended the 2011 STAP again to increase the number of awards available for grant by 1.8 million. We refer to the 2008 STAP and the 2011 STAP collectively as the “STAP,” and awards granted and/or outstanding under either of these plans as “STAP awards.”

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

We account for outstanding STAP awards as a liability because they are required to be settled in cash. Accordingly, we estimate the fair value of outstanding STAP awards at each financial reporting date using the Black-Scholes-Merton valuation model until settlement occurs or awards are otherwise no longer outstanding. Changes in the fair value of outstanding STAP awards are recognized as adjustments to compensation expense on our consolidated statements of operations. The STAP liability balance was $88.7 million and $79.9 million at September 30, 2012 and December 31, 2011, respectively, and has been included within other current liabilities on our consolidated balance sheets.

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

The table below presents the assumptions used to measure the fair value of STAP awards at September 30, 2012 and 2011:

	September 30, 2012	September 30, 2011
Expected volatility	35.8%	46.6%
Risk-free interest rate	0.5%	0.6%
Expected term of awards (in years)	3.9	4.1
Expected forfeiture rate	7.0%	6.8%
Expected dividend yield	0.0%	0.0%

A summary of the activity and status of STAP awards for the nine-month period ended September 30, 2012 is presented below:

	Number of Awards	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at January 1, 2012	7,795,000	$45.90
Granted	1,833,353	48.01
Exercised	(1,190,869)	29.02
Forfeited	(246,961)	53.89
Outstanding at September 30, 2012	8,190,523	$48.59	7.5	$75,018
Exercisable at September 30, 2012	4,278,314	$42.96	6.9	$58,512
Expected to vest at September 30, 2012	3,311,741	$53.59	8.8	$15,391

The weighted average fair value of STAP awards granted during the nine-month periods ended September 30, 2012 and 2011 was $21.26 and $28.03, respectively.

Share-based compensation expense (benefit) recognized in connection with the STAP is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Research and development	$11,790	$(22,969)	$14,932	$(17,877)
Selling, general and administrative	14,404	(24,143)	18,061	(20,031)
Cost of product sales	865	(529)	1,143	(529)
Share-based compensation expense (benefit) before taxes	27,059	(47,641)	34,136	(38,437)
Related income tax (benefit) expense	(9,909)	17,613	(12,501)	14,210
Share-based compensation expense (benefit), net of taxes (1)	$17,150	$(30,028)	$21,635	$(24,227)
Share-based compensation capitalized as part of inventory	$462	$(812)	$608	$(458)

(1)          Share-based compensation benefit for the three and nine months ended September 30, 2011 resulted from the decrease in the fair value of STAP awards as a result of the decline in the price of our common stock at September 30, 2011.

Cash paid to settle STAP awards exercised during the nine-month periods ended September 30, 2012 and 2011, was $25.7 million and $27.9 million, respectively.

9. Debt

Convertible Notes Due 2016

In October 2011, we issued $250.0 million in aggregate principal value 1.0 percent Convertible Senior Notes due September 15, 2016 (2016 Convertible Notes). The 2016 Convertible Notes are unsecured, unsubordinated debt obligations that rank equally with all of our other unsecured and unsubordinated indebtedness. We pay interest semi-annually on March 15th and September 15th of each year. The initial conversion price is $47.69 per share and the number of underlying shares used to determine the aggregate consideration upon conversion is approximately 5.2 million shares.

Conversion can occur: (1) any time after June 15, 2016; (2) during any calendar quarter that follows a calendar quarter in which the price of our common stock exceeds 130 percent of the conversion price for at least 20 days during the 30 consecutive trading-day period ending on the last trading day of the quarter; (3) during the ten consecutive trading-day period following any five consecutive trading-day period in which the trading price of the 2016 Convertible Notes is less than 95 percent of the closing price of our common stock multiplied by the then current number of shares underlying the 2016 Convertible Notes; (4) upon specified distributions to our shareholders; (5) in connection with certain corporate transactions; or (6) in the event that our common stock ceases to be listed on the NASDAQ Global Select Market, the NASDAQ Global Market, or the New York Stock Exchange, or any of their respective successors. As of September 30, 2012, none of the contingent conversion thresholds described above were met in order for the 2016 Convertible Notes to be convertible at the option of the note holders.  As a result, the 2016 Convertible Notes have been classified as a non-current liability on our consolidated balance sheet at September 30, 2012. In future financial reporting periods, the classification of the 2016 Convertible Notes may change depending on whether any of the above contingent criteria have been subsequently satisfied.

At September 30, 2012, the aggregate conversion value of the 2016 Convertible Notes exceeded their par value by $42.9 million using a conversion price of $55.88, the closing price of our common stock on September 30, 2012.

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

Interest expense incurred in connection with our convertible notes consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Contractual coupon rate of interest	$625	$312	$1,875	$937
Discount amortization	2,626	4,268	7,790	12,569
Interest expense—convertible notes (1)	$3,251	$4,580	$9,665	$13,506

(1)          Interest expense recognized in connection with our convertible notes for the three- and nine-month periods ended September 30, 2011 consisted solely of the effective interest relating to a prior issue of convertible notes that matured in October 2011 (2011 Convertible Notes). We accounted for the 2011 Convertible Notes in a manner similar to that of the 2016 Convertible Notes using an effective interest rate of 7.5 percent.

Amounts comprising the carrying value of the 2016 Convertible Notes include the following (in thousands):

	September 30, 2012	December 31, 2011
Principal balance	$250,000	$250,000
Discount, net of accumulated amortization of $9,908 and $2,118	(48,030)	(55,820)
Carrying amount	$201,970	$194,180

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

In addition, the warrants we sold to DB London in connection with our 2011 Convertible Notes expired in March 2012. Since the price of our common stock over the series of expiration dates did not exceed the strike price of the warrants, we were not required to issue any shares of our common stock to DB London upon expiration of the warrants.

Mortgage Financing

In December 2010, we entered into a Credit Agreement with Wells Fargo Bank, National Association (Wells Fargo) and Bank of America, N.A., pursuant to which we obtained $70.0 million in debt financing. The Credit Agreement has a forty-eight month term maturing in December 2014 and is secured by certain of our facilities in Research Triangle Park, North Carolina and Silver Spring, Maryland. Annual principal payments are based on a twenty-five year amortization schedule using a fixed rate of interest of 7.0 percent and the outstanding debt bears a floating rate of interest per annum based on the one-month London Interbank Offer Rate (LIBOR), plus a credit spread of 3.75 percent, or approximately 4.0 percent as of September 30, 2012. Alternatively, we have the option to change the rate of interest charged on the loan to 2.75 percent plus the greater of: (1) Wells Fargo’s prime rate, or (2) the federal funds effective rate plus 0.05 percent, or (3) LIBOR plus 1.0 percent. Subsequent to June 30, 2012, we can prepay the loan balance without being subject to a prepayment premium or penalty. The Credit Agreement subjects us to various financial and negative covenants. As of September 30, 2012, we were in compliance with these covenants.

Interest Expense

Details of interest expense presented on our consolidated statements of operations are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest expense	$4,384	$5,646	$13,054	$16,702
Less: interest capitalized	—	(230)	(905)	(446)
Total interest expense	$4,384	$5,416	$12,149	$16,256

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

The components of basic and diluted earnings per common share comprise the following (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Income from continuing operations	$78,111	$80,615	$221,187	$174,054
Income from discontinued operations	—	3,783	—	625
Net income	$78,111	$84,398	$221,187	$174,679
Denominator:
Weighted average outstanding shares — basic	51,514	58,321	52,626	58,087
Effect of dilutive securities (1):
Convertible notes	662	1,489	136	2,444
Warrants	—	—	—	—
Stock options	1,414	1,400	1,087	1,531
Weighted average shares — diluted	53,590	61,210	53,849	62,062
Earnings per common share:
Basic
Continuing operations	$1.52	$1.38	$4.20	$3.00
Discontinued operations	0.00	0.07	0.00	0.01
Net income per basic common share	$1.52	$1.45	$4.20	$3.01
Diluted
Continuing operations	$1.46	$1.32	$4.11	$2.80
Discontinued operations	0.00	0.06	0.00	0.01
Net income per diluted common share	$1.46	$1.38	$4.11	$2.81

Stock options and warrants excluded from calculation (2)	11,026	7,922	11,761	6,446

(1)          Calculated using the treasury stock method.

(2)          Certain stock options and warrants were excluded from the computation of diluted earnings per share because their impact would be anti-dilutive.

Stock Option Plan

We may grant stock options to employees and non-employees under our equity incentive plan. We estimate the fair value of stock options using the Black-Scholes-Merton valuation model, which requires us to make assumptions that can materially impact the estimation of fair value and related compensation expense. These assumptions include the expected volatility of our common stock, the risk-free interest rate, the expected term of stock option awards and the expected dividend yield. We did not grant any stock options during the three- and nine-month periods ended September 30, 2012 and 2011.

A summary of the activity and status of employee stock options during the nine-month period ended September 30, 2012 is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2012	4,923,377	$36.98
Granted	—	—
Exercised	(373,457)	25.31
Forfeited	(3,858)	6.95
Outstanding and exercisable at September 30, 2012	4,546,062	$37.96	5.2	$85,436

Total share-based compensation expense (benefit) related to employee stock options for the three- and nine-month periods ended September 30, 2012 and 2011, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Research and development	$—	$3	$—	$196
Selling, general and administrative	4,042	5	6,371	315
Share-based compensation expense before taxes	4,042	8	6,371	511
Related income tax benefit	(1,480)	(3)	(2,333)	(189)
Share-based compensation expense net of taxes	$2,562	$5	$4,038	$322
Share-based compensation capitalized as part of inventory	$—	$—	$—	$15

Employee and non-employee stock option exercise data is summarized below (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Number of options exercised	246,401	20,135	386,515	820,572
Cash received	$6,575	$224	$9,689	$23,948

Employee Stock Purchase Plan

In June 2012, our shareholders approved the United Therapeutics Corporation Employee Stock Purchase Plan (ESPP), which has been structured to comply with Section 423 of the Internal Revenue Code (Section 423). The ESPP provides eligible employees the right to purchase shares of our common stock at a discount through elective accumulated payroll deductions at the end of each offering period. Offering periods occur in consecutive six-month periods commencing on September 5th and March 5th of each year. The initial six-month offering period began on September 5, 2012. Eligible employees may contribute up to 15 percent of their base salary, subject to certain annual limitations as defined in the ESPP, to purchase shares of our common stock. The purchase price of the shares is equal to 85 percent of the closing price of our common stock on either the first or last trading day of a given offering period, whichever is lower. In addition, the ESPP provides that no eligible employee may purchase more than 4,000 shares of our common stock during any offering period. The ESPP has a 20 year term and limits the aggregate number of shares that can be issued to 3.0 million.

Related share-based compensation expense for the each of the three- and nine-month periods ended September 30, 2012 was $60,000. We recognized no share-based compensation expense related to the ESPP for the three- and nine-month periods ended September 30, 2011. We estimate the fair value of the shares of our common stock to be purchased under the ESPP using the Black-Scholes-Merton model, which requires us to make subjective judgments in developing inputs that could materially impact share-based compensation expense.

The weighted average assumptions used to estimate the fair value of the shares to be purchased under our ESPP are as follows:

Initial Offering Period beginning September 5, 2012
Expected volatility	29.0%
Risk-free interest rate	0.1%
Expected term (in years)	0.5
Expected dividend yield	0.0%
Expected forfeiture rate	4.6%

Share Repurchases

In October 2011, our Board of Directors approved a share repurchase program authorizing up to $300.0 million in aggregate repurchases of our common stock at our discretion, over a two-year period ending in October 2013 (Repurchase Program). In connection with the Repurchase Program, we paid $212.0 million for an accelerated share repurchase agreement (ASR) entered into with DB London in October 2011, under which we repurchased approximately 4.7 million shares of our common stock in October 2011. In May 2012, we completed the Repurchase Program by acquiring approximately 2.0 million shares of our common stock at an aggregate cost of $88.0 million.

In June 2012, our Board of Directors authorized the repurchase of up to an additional $100.0 million of our common stock. This repurchase program became effective July 31, 2012 and will remain open for up to one year. Under this program, we repurchased 788,288 shares of our common stock at an aggregate cost of $42.9 million during the quarter ended September 30, 2012.

11. Income Taxes

Income tax expense for the three- and nine-month periods ended September 30, 2012 and 2011 is based on the estimated effective tax rate for the entire year. The estimated annual effective tax rate can be subject to adjustment in subsequent quarterly periods if components used in its estimation are revised. The estimated annual effective tax rates as of September 30, 2012 and 2011 were 31 percent and 28 percent, respectively. The increase in the estimated annual effective tax rate for 2012 reflects primarily a decrease in estimated business tax credits to be generated from operations as compared to September 30, 2011.

As of September 30, 2012, we had available for federal income tax purposes approximately $30.7 million in business tax credit carryforwards that will expire at various dates through 2032.

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

12. Segment Information

Following the sale of our telemedicine subsidiary, Medicomp, Inc., and the discontinuation of further telemedicine-related business in 2011, we currently operate as one operating segment. However, we use and regularly review revenues, cost of revenues and gross profit data as a primary measure of performance for each of our three commercial products.

Revenues, cost of revenues and gross profit for each of our commercial products for the three- and nine-month periods ended September 30, 2012 and 2011 were as follows (in thousands):

	Three Months Ended September 30,
2012	Remodulin	Tyvaso	Adcirca	Total
Revenues	$120,811	$88,302	$31,804	$240,917
Cost of revenues	13,963	11,796	2,209	27,968
Gross profit	$106,848	$76,506	$29,595	$212,949

2011
Revenues	$114,918	$66,330	$19,772	$201,020
Cost of revenues	12,659	8,735	1,282	22,676
Gross profit	$102,259	$57,595	$18,490	$178,344

	Nine Months Ended September 30,
2012	Remodulin	Tyvaso	Adcirca	Total
Revenues	$341,755	$239,578	$84,359	$665,692
Cost of revenues	43,956	32,073	5,603	81,632
Gross profit	$297,799	$207,505	$78,756	$584,060

2011
Revenues	$323,016	$175,835	$47,933	$546,784
Cost of revenues	36,860	23,551	3,166	63,577
Gross profit	$286,156	$152,284	$44,767	$483,207

For the three-month periods ended September 30, 2012 and 2011, net revenues from our three U.S.-based distributors represented 79 percent and 81 percent, respectively, of our total net operating revenues. For the nine-month periods ended September 30, 2012 and 2011, net revenues from our three U.S.-based distributors represented 79 percent and 82 percent, respectively, of our total net operating revenues.

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

Lexington Insurance Company

During the third quarter of 2011, we reported a claim to our insurance provider regarding damage to certain Remodulin inventory that occurred as the result of a warehouse accident. The estimated net commercial value of the damaged inventory was approximately $65.0 million. Because we did not reach a satisfactory agreement on the amount to settle the claim, we filed a lawsuit against Lexington Insurance Company (Lexington) in April 2012 in the North Carolina Business Court, a specialized division of North Carolina’s Superior Court, seeking to recover the full net commercial value of the damaged inventory.

On September 24, 2012, we entered into a final and binding settlement agreement and release with Lexington, under which Lexington agreed to pay us $31.0 million within thirty days.  We received payment in early October 2012. Terms of the settlement agreement provide that the parties will release and forever discharge each other from any future claims, demands, or causes of action of any kind in connection with the matter.  Since all contingencies have been resolved, we recognized a receivable for the settlement proceeds, which has been included within the caption “other current assets” on our consolidated balance sheet as of September 30, 2012. We recognized the corresponding gain under the caption “other, net” on our consolidated statements of operations for the three and nine months ended September 30, 2012.

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

Overview

Our key therapeutic products and product candidates include:

•                  Prostacyclin analogues (Remodulin®, Tyvaso®, oral treprostinil, L-314d and beraprost-XR): stable synthetic forms of prostacyclin, an important molecule produced by the body that has powerful effects on blood vessel health and function;

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

We concentrate substantially all of our research and development efforts on these key therapeutic programs and on developing replacement lungs for transplantation. Our lead product is Remodulin (treprostinil) Injection (Remodulin) for the treatment of pulmonary arterial hypertension (PAH). The United States Food and Drug Administration (FDA) initially approved Remodulin in 2002 for subcutaneous (under the skin) administration. The FDA subsequently broadened its approval of Remodulin in 2004 for intravenous (in the vein) use and for the treatment of patients requiring transition from Flolan® (epoprostenol sodium) for Injection, the first drug approved by the FDA for the treatment of PAH.  Remodulin has also been approved in various countries outside of the United States, but approval in most countries was initially limited to subcutaneous use. In December 2011, we received regulatory approval by the French regulatory agency, L’Agence Nationale de Sécurité du Médicament et des Produits de Santé (ANSM), for the intravenous use of Remodulin to treat PAH. The ANSM approval followed a review period during which 22 European Economic Area member nations, each of which had previously approved subcutaneous Remodulin through the mutual recognition process, reviewed and endorsed the final variation assessment report issued by ANSM, which will allow us to market intravenous Remodulin in those countries following pricing approval and approval of our risk management plan in each country.

Our other commercial products include Adcirca (tadalafil) tablets (Adcirca) and Tyvaso (treprostinil) Inhalation Solution (Tyvaso). In May 2009, the FDA approved Adcirca, an orally administered therapy for the treatment of PAH to which we acquired exclusive U.S. commercialization rights from Eli Lilly and Company (Lilly). In July 2009, we received FDA approval of Tyvaso, an inhaled therapy for the treatment of PAH. We launched both of these products for commercial sale during the third quarter of 2009. As compared with Remodulin, these two products enable us to offer treatments to a broader range of patients who suffer from PAH. In addition, we are developing treprostinil extended release tablets for oral use (oral treprostinil) and an extended release injectable form of treprostinil, both for the treatment of PAH.  We are also developing an oral formulation of the prostacyclin analogue beraprost, which we refer to as L-314d, and an extended release injection we refer to as beraprost-XR, both for the treatment of PAH.

On March 31, 2011, we sold our former telemedicine subsidiary, Medicomp, Inc., and have no intentions to pursue future development and/or commercialization of telemedicine-based products and services.  Accordingly, the results of Medicomp, Inc. have been included within discontinued operations for the nine months ended September 30, 2011 on our consolidated statements of operations.

Revenues

Sales of Remodulin comprise the largest share of our revenues. In addition, sales of both Tyvaso and Adcirca continue to become increasingly prominent sources of our revenues since their commercial introduction in 2009. We sell Remodulin and Tyvaso in the United States to our specialty pharmaceutical distributors: Accredo Health Group, Inc., CuraScript, Inc. and CVS Caremark. We also sell Remodulin to distributors outside of the United States. Adcirca is sold to pharmaceutical wholesalers that are part of Lilly’s pharmaceutical wholesaler network. Effective April 2012, we increased the price at which we sell Tyvaso to our specialty pharmaceutical distributors by 4.9 percent. In addition, since receiving FDA approval of Adcirca, Lilly has generally increased the net wholesale price of Adcirca twice annually. Most recently, Lilly increased the price of Adcirca by 8.9 percent effective in each of January 2012 and July 2012. Under our agreement with Lilly, Lilly has the right to determine the price at which we sell Adcirca. In April 2012, Express Scripts, Inc., the parent company of CuraScript, completed its acquisition of Medco Health Solutions, Inc., the parent company of Accredo. Presently, we do not expect the merger to materially affect our business.

We require our specialty pharmaceutical distributors to maintain reasonable levels of inventory reserves at all times as the interruption of Remodulin or Tyvaso therapy can be life threatening. Consequently, sales of these therapies in any given quarter may not precisely reflect patient demand. Our specialty pharmaceutical distributors typically place monthly orders based on estimates of future demand and considerations of contractual minimum inventory requirements. As a result, sales volumes of Remodulin and Tyvaso can vary, depending on the timing and magnitude of these orders.

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

Total revenues are reported net of: (1) estimated rebates; (2) prompt pay discounts; (3) allowances for sales returns; and (4) distributor fees. We estimate our liability for rebates based on an analysis of historical levels of rebates by product to both state Medicaid agencies and commercial third-party payers relative to sales of each product. In addition, we determine our obligation for prescription drug discounts required for Medicare Part D patients within the coverage gap based on estimations of the number of Medicare Part D patients and the period such patients will remain within the coverage gap. We provide prompt pay discounts to customers that pay amounts due within a specific time period and base our estimates for prompt pay discounts on observed historical customer payment behavior. We derive estimates relating to the allowance for returns of Adcirca from published industry data specific to specialty pharmaceuticals and will continue to do so until we have sufficient historical data on which to base our allowance. We also compare patient prescription data for Adcirca to sales of Adcirca on a quarterly basis to ensure a reasonable relationship between prescription and sales trends. To date, we have not identified any unusual patterns in the volume of prescriptions relative to sales that would warrant reconsideration of, or adjustment to, the methodology we currently employ to estimate our allowance for returns. The allowance for exchanges for Remodulin is based on the historical rate of product exchanges, which has been immaterial. In addition, because Tyvaso is distributed under similar contractual terms as Remodulin, the level of product exchanges for Tyvaso has been comparable to that of Remodulin. As such, we do not record reserves for exchanges of either Remodulin or Tyvaso. Furthermore, we anticipate minimal exchange activity in the future for both products. Lastly, we estimate distributor fees based on contractual rates for specific services applied to the estimated units of service provided for the period.

Cost of Product Sales

Cost of product sales is comprised of (1) costs to produce and acquire products sold to customers; (2) royalty payments under license agreements granting us rights to sell related products; and (3) direct and indirect distribution costs incurred in the sale of products. We acquired the rights to sell our commercial products through license and assignment agreements with the original developers of these products. These agreements obligate us to pay royalties based on our net revenues from related products. While the royalties vary by agreement, we pay aggregate royalties on each of our current commercial products ranging from 5 percent to 10 percent of net revenues.

We synthesize treprostinil using advanced intermediate compounds purchased in bulk from several third-party vendors that have the capacity to produce greater quantities of these compounds more cost effectively than we do. Our synthesis process has been designed to give us the flexibility to produce the forms of treprostinil used in Remodulin, Tyvaso, and oral treprostinil tablets, based on forecasted demand for each of these products. We maintain inventories of Remodulin and Tyvaso equivalent to at least two years of expected demand to ensure sufficient availability of these products at all times. We have reduced our target inventory levels from three years to two years in light of the approval of additional production sites for Remodulin and Tyvaso, including our own facilities which we expect will become our primary sources of supply, as these developments have helped mitigate the risk of shortages.

In 2009, we amended our contract with our Remodulin producer, Baxter Pharmaceutical Solutions, LLC (Baxter), to extend the contract term through 2013. As part of that contract amendment, we agreed that Baxter will formulate Remodulin in greater quantities using larger capacity equipment. This new process and related equipment will require FDA and international regulatory approval. Until FDA approval of the new process and equipment, Baxter will continue to formulate Remodulin through 2013 using previously approved processes and equipment. In January 2011, we received FDA approval of Jubilant Hollister-Stier Contract Manufacturing and Services as an additional producer for Remodulin in the larger quantities discussed above. In addition, in March 2011 and July 2011, we received FDA approval to use our Silver Spring, Maryland facility for the formulation of Tyvaso and Remodulin, respectively. In June 2012, we received a Good Manufacturing Practice certificate from the U.K. Medicines and Health Products Regulatory Agency to produce Remodulin and Tyvaso in our Silver Spring facility. Catalent Pharma Solutions, Inc. also formulates Tyvaso for us. We intend to use our own facilities to produce our primary supply of Remodulin and Tyvaso, and we intend to contract with third parties to supplement our production capacity.

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

Under the terms of our manufacturing and supply agreement with Lilly, Lilly manufactures Adcirca and distributes the product on our behalf via its pharmaceutical wholesaler network, in the same manner that it distributes its own pharmaceutical products. We take title to Adcirca upon its manufacture by Lilly and bear any losses related to the distribution and sale of Adcirca.

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

Our operating expenses can be materially impacted by the recognition of share-based compensation expense (benefit) associated with our share tracking award plans (STAP) and stock option grants containing a performance requirement. STAP awards, which are classified as liabilities, must be measured at fair value at the end of each reporting period until the awards are no longer outstanding. Changes in the fair value of STAP awards are recorded as an adjustment to share-based compensation expense (benefit). The fair value of equity-based awards is measured using inputs and assumptions under the Black-Scholes-Merton model that can materially impact the amount of compensation expense (benefit) for a given period. Additionally, some or all of the following factors, among others, can cause substantial volatility in the amount of share-based compensation expense (benefit) recognized in connection with the STAP from period to period: (1) changes in the price of our common stock; (2) changes in the number of outstanding awards; and (3) changes in both the number of vested awards and the period awards have accrued toward vesting. In the case of stock options granted to our Chief Executive Officer, which vest immediately upon issuance in accordance with her employment contract, we recognize all associated compensation expense immediately at the grant date. Furthermore, we accrue for estimated compensation expense associated with STAP awards and stock option grants containing performance-based conditions affecting vesting when we determine that it is probable that performance criteria will be met. All of these factors can cause significant volatility in our operating expenses from quarter-to-quarter.

Major Research and Development Projects

Our major research and development projects focus on the use of prostacyclin analogues and other therapies to treat cardiopulmonary diseases, monoclonal antibodies to treat a variety of cancers, and glycobiology antiviral agents to treat infectious diseases.

Cardiopulmonary Disease Projects

Remodulin

A majority of the patients who die of PAH in the United States each year have not initiated treatment with an infused prostacyclin analogue, which is a complex and burdensome form of medical therapy. In 2009, we entered into an agreement with Medtronic, Inc. to develop its Synchromed® II implantable pump to deliver Remodulin, which, if successful, could eliminate many of the patient burdens associated with infused prostacyclins. Medtronic is currently enrolling a clinical study to support FDA approval for the use of the implantable pump with Remodulin. In certain countries in Europe, an implantable pump is distributed by OMT GmbH & Co. KG for the delivery of Remodulin.

Tyvaso

The FDA approved Tyvaso for the treatment of PAH in July 2009, and we launched the product for commercial sale in September 2009. In connection with the Tyvaso approval, we agreed to a post-marketing requirement (PMR) and certain post-marketing commitments (PMCs). PMRs and PMCs often obligate sponsors to conduct studies after FDA approval to gather additional information about a product’s safety, efficacy, or optimal use. PMRs are required studies, whereas PMCs are voluntary commitments. In September 2011, the FDA notified us that we had fulfilled the requirements of the PMCs. In July 2012, we received FDA approval for a modified Tyvaso Inhalation System based on the results of the PMCs. As a result, we are currently manufacturing the modified inhalation system, which we expect to release commercially in early 2013.

In accordance with our PMR, we are enrolling patients in a long-term observational study in the United States that will include 1,000 patient years of follow-up in patients treated with Tyvaso, and 1,000 patient years of follow-up in control patients receiving other PAH treatments. This study will allow us to continue assessing the safety of Tyvaso. We are required to provide the FDA with annual updates on our PMR, and to submit the results of the study by December 15, 2014. Failure to complete the PMR in accordance with this timeline could result in penalties, including fines or withdrawal of Tyvaso from the market, unless we are able to demonstrate good cause for the failure or delay.

We decided not to conduct a new clinical trial aimed at securing European Medicines Agency (EMA) approval of Tyvaso for the treatment of PAH. We made this decision after reviewing the cost of the trial, the length of time required to conduct the trial and obtain marketing authorization and pricing approval, and the current, as well as the expected, commercial environment in Europe. We expect to make Tyvaso available in certain European and Latin American countries on an unmarketed, named-patient basis through country-specific arrangements with our distributors, to the extent physicians prescribe Tyvaso in those countries. We are working to further improve the Tyvaso Inhalation System to make it easier for patients to use. If ultimately approved by the FDA, an improved Tyvaso Inhalation System could enhance patient convenience and potentially increase the number of patients using Tyvaso.

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

In June 2009, we began enrollment of our FREEDOM-C(2) trial, which was a 16-week study of PAH patients on an approved background therapy. In this trial, patients were provided access to a 0.25 mg tablet and doses were titrated in 0.25 mg to 0.5 mg increments. In March 2011, we completed enrollment of FREEDOM-C(2) with 313 patients, compared to a target enrollment of 300 patients. In August 2011, we announced the completion of FREEDOM-C(2) and that the trial did not achieve statistical significance (p=0.089) for the primary endpoint of improvement in six-minute walk distance at week 16.  We believe the inability to study patients on a therapeutic dose for a sufficient period of time was one factor that prevented us from observing a statistically significant treatment effect.

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

Because we believe that patients in both the FREEDOM-C and FREEDOM-C(2) trials needed additional time to reach plasma levels of oral treprostinil that would provide a meaningful benefit, in the third quarter of 2012 we began enrolling patients in a new phase III clinical trial, FREEDOM-EV (formerly referred to as FREEDOM-C(3)), which is intended to study the effects of oral treprostinil over a longer period of time than our previous studies and to enable patients to achieve a therapeutic dose for a longer period of time than in the previous studies. FREEDOM-EV is a placebo-controlled study of newly diagnosed patients who have recently initiated an approved background therapy (an ETRA or PDE-5 inhibitor), with one co-primary endpoint being the time to clinical worsening, generally defined as (1) death; (2) an unplanned hospitalization due to PAH; (3) initiation of prostacyclin for the treatment of PAH; (4) a decrease in six-minute walk distance of at least 15 percent from baseline (or too ill to walk) as a result of the progression of PAH; or (5) unsatisfactory long-term clinical response. Target enrollment is up to 858 patients, in order to observe 349 clinical worsening events. In addition, we currently expect to seek approval of oral treprostinil in Europe upon completion of the FREEDOM-EV study.

In December 2011, we submitted to the FDA an NDA for the approval of oral treprostinil for treatment of PAH.  On October 23, 2012, the FDA issued a complete response letter in which it declined to approve our NDA. The FDA letter questioned the clinical importance of the six-minute walk distance effect size shown in the FREEDOM-M study, and cited the inability to demonstrate an improvement in time to clinical worsening in all three phase III studies of oral treprostinil and the inability to demonstrate a statistically significant effect on six-minute walk distance in the FREEDOM-C and FREEDOM-C2 studies as reasons for declining approval of the NDA in its current form. The FDA noted that it was unsure whether an additional clinical study could alter these impressions, but if we did undertake an additional study we should consider, among other things, a fixed dose design and more frequent dosing.

Despite the complete response letter, we remain committed to further studying oral treprostinil and seeking FDA approval. We are currently assessing the complete response letter to determine our future clinical and regulatory approach, and aim to develop a clinical and regulatory approach whereby we can obtain approval for oral treprostinil before the end of 2016.

Self-Injectable Prostacyclin Analogues

In September 2012, we announced that we signed an exclusive agreement with Ascendis Pharma A/S (Ascendis Pharma) to apply Ascendis Pharma’s proprietary TransCon technology platform to our treprostinil molecule. We believe that the TransCon technology platform may enable a sustained release of a novel, carrier-linked product, which will significantly enhance the delivery of treprostinil by establishing a once-daily, self-injectable alternative for patients who currently administer Remodulin through a continuous infusion pump for the treatment of PAH. We expect that this self-injectable form of treprostinil could enable patients to avoid the site pain associated with subcutaneous Remodulin. Under this agreement, we also intend to pursue development of a TransCon technology-enabled sustained release formulation of beraprost, which is another prostacyclin analogue, as discussed further below.

L-314d and Beraprost-XR

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

In November 2011, we announced that a phase II trial of beraprost-MR did not provide data supporting sufficient efficacy when using a twice-daily dosing regimen. The results of this study suggested that the efficacy of beraprost may be improved by providing more stable and consistent plasma concentrations of beraprost, thereby increasing the therapeutic exposure to the drug. Therefore, we commenced studies of a reformulated, single-isomer version of the drug (L-314d), with a dosing regimen of four times per day. We completed a phase I safety trial in July 2012, and the preliminary data suggests that dosing L-314d four times a day is safe. We believe that L-314d and treprostinil bind selectively to different sets of prostacyclin receptors within the lung and thus could provide certain groups of patients a differing set of safety and efficacy profiles. We are continuing to evaluate the pharmacokinetic data from this study, and are in the process of evaluating the possibility of conducting further studies of L-314d.

In addition, during the third quarter of 2012 we initiated efforts to develop an extended-release injection we refer to as beraprost-XR, which incorporates the TransCon technology described above and is intended to be self-administered by PAH patients once daily.

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

Replacement Lungs for Transplantation

PAH has not been reported to reoccur in end-stage patients who have received a full lung transplant.  Only a few hundred PAH patients receive a lung transplantation each year due to the shortage of available lungs for transplant and the demand for transplantable lungs by patients with end-stage pulmonary disease, such as chronic obstructive pulmonary disease and idiopathic pulmonary fibrosis. In July 2011, we acquired 100 percent of the outstanding stock of Revivicor, Inc. (Revivicor), a company focused on developing genetic biotechnology platforms to provide alternative tissue sources for treatment of human degenerative disease through tissue and organ xenotransplantation. We acquired Revivicor to pursue early-stage development of replacement lungs for transplantation. We are also engaged in preclinical development of regenerative medicine technologies for pulmonary tissue remodeling in end-stage lung disease. For further details concerning the Revivicor acquisition, see Note 17—Acquisitions to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

Collagen Type V

Pursuant to our February 2010 development agreement with ImmuneWorks, Inc., we were developing a purified bovine Type V Collagen oral solution called IW001 for the treatment of idiopathic pulmonary fibrosis, a progressive lung disease characterized by abnormal and excessive fibrotic tissue in the lungs, and primary graft dysfunction, a type of organ rejection that can occur in lung transplants. In August 2012, we terminated the development agreement effective November 2012, following a review of the results of a phase I clinical trial of IW001.

From inception to September 30, 2012, we have spent $843.6 million on all of our current and former cardiopulmonary disease programs.

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

We have spent $83.3 million from inception to September 30, 2012, on all of our current and former cancer programs.

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

In September 2011, we were awarded a cost plus fixed fee contract with an aggregate value of up to $45.0 million under a Broad Agency Announcement from the U.S. National Institute of Allergy and Infectious Diseases (NIAID) for studies directed at the development of a broad spectrum antiviral drug based on our glycobiology antiviral platform. Under the contract’s base period of forty-two months, we will receive $10.6 million in funding.  In addition, there are eight milestone-based options to expand the project and funding under the contract. In August 2012, we received a contract modification exercising two of the above-mentioned milestone-based options, increasing total contract funding by $8.7 million. We recognize revenue on this contract to the extent of costs incurred, plus a proportionate amount of fee earned.

We have spent $61.0 million from inception to September 30, 2012, on all of our current and former infectious disease programs.

Future Prospects

Our future prospects are dependent on achieving some or all of the following objectives: (1) in the near term, the continued revenue growth of our current commercial products by increasing our market penetration; (2) in the medium term, building upon our near-term product growth through the approval and launch of oral prostacyclin analogues for use in combination with Adcirca and other oral therapies and by patients at earlier stages of their PAH disease, and by launching commercial sales of one or more of our antiviral drug candidates to the government and private sectors; and (3) in the long term, supplementing our oral, inhaled and infused PAH therapy revenues by introducing transplantable cells, tissues and organs that might provide successful treatment for PAH patients facing end-stage lung disease.

Our ability to achieve these objectives and sustain our growth and profitability will depend on many factors including among others: (1) the timing and outcome of clinical trials and regulatory approvals for products we develop; (2) the timing of the commercial launch of new products; (3) the pricing of and demand for our products and services; (4) the reimbursement of our products by public and private insurance organizations; (5) the competition we face within our industry; (6) our ability to effectively manage our growth in an increasingly complex regulatory environment; and (7) our ability to defend against generic competition, including the ongoing challenge to our Remodulin patents by a generic drug company.

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

Financial Position

Accounts receivable at September 30, 2012, were $108.9 million, compared to $88.7 million at December 31, 2011.  The increase in accounts receivable of $20.3 million was attributable to the increase in sales during the quarter ended September 30, 2012 as compared to the quarter ended December 31, 2011.

The $31.2 million increase in other current assets from $6.2 million at December 31, 2011 to $37.4 million at September 30, 2012 was attributable to a $31.0 million receivable recognized in connection with an insurance settlement as further described in Note 13—Litigation—Lexington Insurance Company to the consolidated financial statements contained in this Quarterly Report on Form 10-Q.

The increase in property, plant and equipment of $73.8 million, from $366.0 million at December 31, 2011 to $439.9 million at September 30, 2012, was driven in large part by increases of $59.7 million relating to our completed construction projects in Maryland and North Carolina and the acquisition of property adjacent to our Research Triangle Park, North Carolina facility during June 2012 at a cost of $16.9 million.

Accounts payable decreased by $37.1 million, from $47.3 million at December 31, 2011 to $10.1 million at September 30, 2012. The decrease reflects customary variances in the timing, magnitude and volume of invoice and payment activity, most notably with respect to construction-related invoices.

Accrued expenses were $87.6 million at September 30, 2012, compared to $57.2 million at December 31, 2011. The increase of $30.4 million consisted substantially of the following elements: (1) a $15.0 million accrual for non-refundable license fees; (2) a $4.3 million increase in accrued royalties and rebates corresponding to the increase in sales; (3) a $4.0 million increase in accrued payroll-related expenses due to the growth in headcount during the year; and (4) a $6.2 million increase in various other accruals relating to our operations.

The $21.8 million increase in other current liabilities from $108.1 million at December 31, 2011 to $129.9 million at September 30, 2012 resulted primarily from a net increase of $19.8 million in income taxes payable.

Additional paid-in capital was $1,013.4 million at September 30, 2012 compared to $992.7 million at December 31, 2011. The $20.7 million increase was comprised principally of $11.8 million in proceeds and tax benefits from stock option exercises and the recognition of $6.4 million in share-based compensation.

Treasury stock increased by $130.9 million, from $283.0 million at December 31, 2011, to $413.9 million at September 30, 2012. The increase resulted from our repurchase of approximately 2.8 million shares of our common stock at an aggregate cost of $130.9 million. Refer to Note 10—Stockholders’ Equity—Share Repurchases to the consolidated financial statements contained in this Quarterly Report on Form 10-Q for further details.

Results of Operations

Three Months Ended September 30, 2012 and 2011

Revenues

The following table sets forth the components of net revenues (dollars in thousands):

	Three Months Ended September 30,		Percentage
	2012	2011	Change
Cardiopulmonary products:
Remodulin	$120,811	$114,918	5.1%
Tyvaso	88,302	66,330	33.1%
Adcirca	31,804	19,772	60.9%
Other	1,551	722	114.8%
Total net revenues	$242,468	$201,742	20.2%

The growth in product revenues for the three months ended September 30, 2012 compared to the same quarter in 2011 corresponded primarily to the continued increase in the number of patients being treated with our products. For the three months ended September 30, 2012 and 2011, approximately 79 percent and 81 percent, respectively, of total net revenues were derived from our three U.S.-based distributors.

The tables below include a reconciliation of the accounts associated with estimated rebates, prompt-pay discounts, sales allowances and distributor fees (in thousands):

	Three Months Ended September 30, 2012
	Rebates	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, July 1, 2012	$16,800	$1,874	$2,088	$1,199	$21,961
Provisions attributed to sales in:
Current period	12,590	4,914	397	1,135	19,036
Prior periods	(30)	—	184	—	154
Payments or credits attributed to sales in:
Current period	(796)	(2,903)	—	(515)	(4,214)
Prior periods	(13,832)	(1,811)	(53)	(1,223)	(16,919)
Balance, September 30, 2012	$14,732	$2,074	$2,616	$596	$20,018

	Three Months Ended September 30, 2011
	Rebates	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, July 1, 2011	$13,484	$1,650	$868	$732	$16,734
Provisions attributed to sales in:
Current period	9,370	4,402	273	1,180	15,225
Prior periods	—	—	—	—	—
Payments or credits attributed to sales in:
Current period	(224)	(2,727)	—	(784)	(3,735)
Prior periods	(9,125)	(1,524)	—	(505)	(11,154)
Balance, September 30, 2011	$13,505	$1,801	$1,141	$623	$17,070

Research and Development Expenses

The table below summarizes research and development expense by major project and non-project component (dollars in thousands):

	Three Months Ended September 30,		Percentage
	2012	2011	Change
Project and non-project component:
Cardiopulmonary	$43,823	$74,125	(40.9)%
Share-based compensation expense (benefit)	11,816	(22,966)	151.4%
Other	9,516	8,274	15.0%
Total research and development expense	$65,155	$59,433	9.6%

Cardiopulmonary. The $30.3 million decrease in cardiopulmonary program expenses for the quarter ended September 30, 2012, compared to the same quarter in 2011, was attributable to a $48.7 million decrease in expenses relating to the development of beraprost, as during the quarter ended September 30, 2011 we recognized a $46.3 million charge relating to our July 2011 amended license agreement with Toray. This decrease was partially offset by the recognition of $15.0 million in non-refundable license fees incurred during the quarter.

Share-based compensation. The increase in share-based compensation of $34.8 million for the quarter ended September 30, 2012, compared to the same quarter in 2011, resulted from the 13 percent appreciation in the price of our common stock during the quarter ended September 30, 2012, compared to the 32 percent decline in our stock price during the same quarter in 2011.

Selling, General and Administrative Expenses

The table below summarizes selling, general and administrative expense by major category (dollars in thousands):

	Three Months Ended September 30,		Percentage
	2012	2011	Change
Category:
General and administrative	$32,924	$24,972	31.8%
Sales and marketing	17,229	15,822	8.9%
Share-based compensation expense (benefit)	18,473	(24,138)	176.5%
Total selling, general and administrative expense	$68,626	$16,656	312.0%

General and administrative. The increase in general and administrative expenses of $8.0 million for the quarter ended September 30, 2012 compared to the same quarter in 2011 was driven mainly by a $3.7 million increase in grants to unaffiliated, not-for-profit organizations that provide financial assistance to PAH patients and a $2.6 million increase in depreciation and operating expenses as a result of the expansion of our corporate headquarters in Maryland and our facilities in North Carolina.

Share-based compensation. The increase in share-based compensation of $42.6 million for the quarter ended September 30, 2012, compared to the same quarter in 2011, resulted from the 13 percent appreciation in the price of our common stock during the quarter ended September 30, 2012, compared to a 32 percent decline in our stock price during the same quarter in 2011.

Other Income (Expense)

Other income, net was $27.8 million for the quarter ended September 30, 2012, compared to other expense, net of $4.7 million for the same quarter in 2011. The $32.5 million increase in other income (expense), net resulted largely from the recognition of an approximately $31.0 million gain from insurance proceeds. For further details, refer to Note 13—Litigation—Lexington Insurance Company to the consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Income Taxes

The provision for income tax expense is based on an estimated annual effective tax rate that is subject to adjustment in subsequent quarterly periods if components used to estimate the annual effective tax rate are revised. The provision for income taxes was $30.4 million for the quarter ended September 30, 2012, compared to $17.6 million for the same quarter in 2011. The increase in the provision for income taxes reflects an increase in pre-tax earnings for the quarter ended September 30, 2012 compared to the same quarter in 2011 and an increase in the estimated annual effective tax rate to 31 percent as of September 30, 2012 from 28 percent as of September 30, 2011. The increase in the estimated annual effective tax rate for 2012 reflects primarily a decrease in estimated business tax credits to be generated from operations as compared to September 30, 2011.

Nine Months Ended September 30, 2012 and 2011

Revenues

The following table sets forth the components of net revenues (dollars in thousands):

	Nine Months Ended September 30,		Percentage
	2012	2011	Change
Cardiopulmonary products:
Remodulin	$341,755	$323,016	5.8%
Tyvaso	239,578	175,835	36.3%
Adcirca	84,359	47,933	76.0%
Other	6,567	1,221	437.8%
Total net revenues	$672,259	$548,005	22.7%

The growth in product revenues for the nine months ended September 30, 2012 compared to the same period in 2011 was attributable to the continued increase in the number of patients being treated with our products. For the nine months ended September 30, 2012 and 2011, approximately 79 percent and 82 percent, respectively, of total net revenues were derived from our three U.S.-based distributors. Other revenues includes the recognition of approximately $3.8 million of revenue from our contract with NIAID and the recognition of approximately $2.0 million of deferred revenue upon the termination of a third-party license agreement to which our subsidiary, Revivicor, Inc. was a party, and the resulting termination of our obligation to perform future services. See Note 6—Goodwill and Other Intangible Assets to the consolidated financial statements contained in this Quarterly Report on Form 10-Q for further discussion.

The tables below include a reconciliation of the accounts associated with estimated rebates, prompt-pay discounts, sales allowances and distributor fees (in thousands):

	Nine Months Ended September 30, 2012
	Rebates	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, January 1, 2012	$13,993	$1,679	$1,402	$732	$17,806
Provisions attributed to sales in:
Current period	38,433	13,808	1,204	3,923	57,368
Prior periods	(954)	—	127	—	(827)
Payments or credits attributed to sales in:
Current period	(24,916)	(11,729)	—	(3,296)	(39,941)
Prior periods	(11,824)	(1,684)	(117)	(763)	(14,388)
Balance, September 30, 2012	$14,732	$2,074	$2,616	$596	$20,018

	Nine Months Ended September 30, 2011
	Rebates	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, January 1, 2011	$10,503	$1,467	$482	$724	$13,176
Provisions attributed to sales in:
Current period	31,722	11,881	659	3,334	47,596
Prior periods	2,580	—	—	—	2,580
Payments or credits attributed to sales in:
Current period	(18,523)	(10,325)	—	(2,773)	(31,621)
Prior periods	(12,777)	(1,222)	—	(662)	(14,661)
Balance, September 30, 2011	$13,505	$1,801	$1,141	$623	$17,070

Research and Development Expense

The table below summarizes research and development expense by major project and non-project component (dollars in thousands):

	Nine Months Ended September 30,		Percentage
	2012	2011	Change
Project and non-project component:
Cardiopulmonary	$91,459	$122,358	(25.3)%
Share-based compensation expense (benefit)	14,959	(17,681)	184.6%
Other	29,493	26,702	10.5%
Total research and development expense	$135,911	$131,379	3.4%

Cardiopulmonary. The $30.9 million decrease in expenses related to our cardiopulmonary programs for the nine months ended September 30, 2012, compared to the same period in 2011, was attributable to a $52.5 million decrease in expenses relating to the development of beraprost, as during the nine months ended September 30, 2011 we recognized a $46.3 million charge relating to our July 2011 amended license agreement with Toray. This decrease was partially offset by the recognition of $15.0 million in non-refundable license fees incurred and a $3.9 million increase in expenses relating to our regenerative medicine projects.

Share-based compensation. The increase in share-based compensation of $32.6 million for the nine months ended September 30, 2012, compared to the same period in 2011, resulted from the 18 percent appreciation in the price of our common stock during the nine months ended September 30, 2012, compared to the 41 percent decline in our stock price during the same period in 2011.

Selling, General and Administrative Expense

The table below summarizes selling, general and administrative expense by major category (dollars in thousands):

	Nine Months Ended September 30,		Percentage
	2012	2011	Change
Category:
General and administrative	$85,781	$71,177	20.5%
Sales and marketing	51,432	47,314	8.7%
Share-based compensation expense (benefit)	24,460	(19,716)	224.1%
Total selling, general and administrative expense	$161,673	$98,775	63.7%

General and administrative. The increase in general and administrative expenses of $14.6 million for the nine months ended September 30, 2012 compared to the same period in 2011 was driven by the following: (1) the recognition of a $6.8 million impairment loss relating to a contract-based intangible asset as described in Note 6—Goodwill and Other Intangible Assets to the consolidated financial statements contained in this Quarterly Report on Form 10-Q; (2) an increase of $3.8 million in depreciation as a result of the expansion of our corporate headquarters in Maryland and our facilities in North Carolina; and (3) a $3.5 million increase in grants to unaffiliated, not-for-profit organizations that provide financial assistance to PAH patients.

Share-based compensation. The increase in share-based compensation of $44.2 million for the nine months ended September 30, 2012, compared to the same period in 2011, resulted from the 18 percent appreciation in the price of our common stock during the nine months ended months ended September 30, 2012, compared to the 41 percent decline in our stock price during the same nine-month period in 2011.

Other Income (Expense)

Other income, net was $22.7 million for the nine months ended September 30, 2012, compared to other expense, net of $15.1 million for the same period in 2011. The $37.8 million increase in other income (expense), net resulted largely from the recognition of an approximately $31.0 million gain from insurance proceeds (for further details, refer to Note 13—Litigation—Lexington Insurance Company to the consolidated financial statements contained in this Quarterly Report on Form 10-Q) and a $4.1 million reduction in interest expense as the amortization on the discount related to our 2016 Convertible Notes decreased when compared to the amortization expense associated with our prior issue of convertible notes that matured in October 2011.

Income Taxes

The provision for income taxes was $94.5 million for the nine months ended September 30, 2012, compared to $65.1 million for the same nine-month period in 2011. The increase in the provision for income taxes resulted from higher pre-tax earnings for the nine-month period ended September 30, 2012 compared to the same nine-month period in 2011 and a higher estimated effective annual tax rate. The provision for income tax expense is based on an estimated annual effective tax rate that is subject to adjustment in subsequent quarterly periods if components used to estimate the annual effective tax rate are revised. The estimated annual effective tax rates were approximately 31 percent and 28 percent as of September 30, 2012 and 2011, respectively. The increase in the estimated annual effective tax rate for 2012 reflects primarily a decrease in estimated business tax credits to be generated from operations as compared to September 30, 2011.

Liquidity and Capital Resources

We have funded our operations principally through sales of our commercial products and, from time-to-time, third-party financing arrangements. We believe that our current liquidity is sufficient to fund ongoing operations as we expect demand for our commercial products to grow. Furthermore, our customer base remains stable and, we believe, presents minimal credit risk. However, any projections of future cash flows are inherently subject to uncertainty. To compensate for such uncertainty, we may seek other sources of funding in the future and believe we have the ability to do so. See Part II, Item 1A—Risk Factors—We have had periods in which we incurred losses and may not maintain profitability and Part II, Item 1A—Risk Factors—We may fail to meet our own projected revenues, as well as third-party projections for our revenues or profits.

Cash Flows

Operating Activities

Net cash provided by operating activities was $218.4 million for the nine months ended September 30, 2012, compared to $198.6 million for the nine months ended September 30, 2011. The increase of $19.9 million in net operating cash flows for the nine months ended September 30, 2012 corresponded primarily to: (1) a $46.5 million increase in net income; (2) a $29.1 million increase in non-cash current and deferred tax expense; and (3) a $78.4 million increase in non-cash share-based compensation. These increases were partially offset by: (1) a $71.5 million aggregate net decrease in the change in operating liabilities; (2) a $40.7 million decrease in non-cash license fees which were associated directly with the July 2011 amendment to our license agreement with Toray; and (3) a $31.0 million increase in insurance proceeds receivable. Non-cash share-based compensation increased for the nine months ended September 30, 2012 as a result of the 18 percent increase in the price of our common stock during the nine months ended September 30, 2012 compared to the 41 percent decline in our stock price during the same period in 2011. The decrease in operating liabilities was driven largely by a $49.9 million increase in estimated tax payments for the nine months ended September 30, 2012 as compared to the same period in 2011, as well as customary variances in the timing, volume and magnitude of payments to our vendors. Insurance proceeds receivable increased as a result of our settlement of an insurance claim (refer to Note 13—Litigation—Lexington Insurance Company to the consolidated financial statements contained in this Quarterly Report on Form 10-Q for further details).

Investing Activities

Net cash provided by investing activities was $1.3 million for the nine months ended September 30, 2012, compared to $137.5 million used by investing activities for the nine months ended September 30, 2011. The $138.8 million increase principally reflects a $189.2 million decrease in purchases of investments net of maturities, due largely to the repurchases of our common stock noted below under the caption Financing Activities as well as an increase of $53.9 million in expenditures primarily related to our construction projects.

Financing Activities

Net cash used in financing activities was $119.2 million for the nine months ended September 30, 2012, compared to $30.4 million provided by financing activities for the nine months ended September 30, 2011. The $149.6 million decrease resulted principally from the use of $130.9 million to repurchase shares of our common stock. Refer to Note 10—Stockholders’ Equity—Share Repurchases to the consolidated financial statements contained in this Quarterly Report on Form 10-Q for further details.

Working Capital

At September 30, 2012, we had working capital of $490.6 million, compared to $349.9 million at December 31, 2011.  The increase in working capital at September 30, 2012 of $140.7 million was driven by a net increase in cash and cash equivalents and short-term marketable investments of $100.0 million and the decrease in accounts payable of $37.1 million.

We have not entered into any short-term borrowing arrangements to fund our ongoing working capital requirements and have no current plans to do so. Debt that has been classified as current relates to the principal balance of long-term financing arrangements that will be paid within one year from the financial reporting date.

At September 30, 2012, we had $248.4 million of long-term marketable securities that could be liquidated, if necessary, to fund our operations. In addition, we had approximately 4.7 million vested stock options outstanding at September 30, 2012, with a weighted average exercise price of $37.77. If exercised, these vested stock options would provide us with additional liquidity.

Construction Projects

In June 2012, we completed the expansion of our facility in Research Triangle Park, North Carolina (RTP Facility) to provide additional warehousing, packaging and office space at an approximate total cost of $76.0 million, which comprised the costs of construction and other related expenditures. In January 2011, we entered into an agreement with DPR Construction (DPR) to manage the expansion project. As of September 30, 2012, our remaining obligation under this contract was $3.6 million.

In March 2012, we completed the construction of an office building to serve as an extension of our Silver Spring facilities at an approximate total cost of $66.0 million, which included costs of construction and other costs necessary to place the building into operation.

Our construction projects have been funded entirely by cash flows generated from our operations.

Share Tracking Awards Plans

Awards granted under the STAP entitle participants to receive in cash the appreciation in our common stock, which is calculated as the increase in the closing price of our common stock between the date of grant and the date of exercise. Depending on the future price movements of our common stock, cash requirements associated with the exercise of awards could be significant. We incorporate anticipated cash requirements under the STAP into our operating budgets, but actual cash requirements could exceed our expectations. In February 2012, we increased the aggregate number of available STAP awards by approximately 1.6 million, primarily to accommodate anticipated grants under our long-term incentive bonus and compensation plan during 2012. In October 2012, we amended the STAP to increase the number of awards available for grant by 1.8 million, to accommodate anticipated one-time grants in January 2013.

Convertible Senior Notes

In October 2011, we issued $250.0 million in aggregate principal value 1.0 percent Convertible Senior Notes due September 15, 2016 (2016 Convertible Notes). The 2016 Convertible Notes are unsecured, unsubordinated debt obligations that rank equally with all of our other unsecured and unsubordinated indebtedness. We pay interest semi-annually on March 15th and September 15th of each year. The initial conversion price is $47.69 per share and the number of underlying shares used to determine the aggregate consideration upon conversion is approximately 5.2 million shares.

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

Mortgage Financing

In December 2010, we entered into a Credit Agreement with Wells Fargo Bank, National Association (Wells Fargo) and Bank of America, N.A., pursuant to which we obtained $70.0 million in debt financing. The loan provided under the Credit Agreement matures in December 2014 and is secured by a first mortgage lien on certain of our facilities located in Research Triangle Park, North Carolina and Silver Spring, Maryland. Annual principal payments are based on a twenty-five year amortization schedule using a fixed rate of interest of 7.0 percent; accordingly, we will owe a principal balance of $66.6 million at maturity. Outstanding debt bears a floating rate of interest per annum based on the one-month London Interbank Offer Rate (LIBOR), plus a credit spread of 3.75 percent (approximately 4.0 percent as of September 30, 2012). Alternatively, we have the option to change the rate of interest charged on the loan to 2.75 percent plus the greater of: (1) Wells Fargo’s prime rate; (2) the federal funds effective rate plus 0.05 percent; or (3) LIBOR plus 1.0 percent. Subsequent to June 30, 2012, we can prepay the loan balance without being subject to a prepayment premium or penalty. The Credit Agreement also requires us to comply with various financial and negative covenants. As of September 30, 2012, we were in compliance with these covenants.

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

In June 2012, our Board of Directors authorized the repurchase of up to an additional $100.0 million of our common stock. This repurchase program became effective July 31, 2012 and will remain open for up to one year. Under this program, we repurchased 788,288 shares of our common stock at an aggregate cost of $42.9 million during the quarter ended September 30, 2012.

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

Item 3.                         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2012, we have invested $488.4 million in debt securities issued by corporations and federally-sponsored agencies. The market value of these investments varies inversely with changes in current market interest rates. In general, as interest rates increase, the market value of these debt securities would be expected to decrease. Similarly, as interest rates decrease, the market value of these debt securities would be expected to increase. To address market risk, we invest in debt securities that mature within two years and hold these investments to maturity so that they can be redeemed at their stated or face value. At September 30, 2012, our investments in debt securities issued by corporations and federally-sponsored agencies had a weighted average stated interest rate of approximately 0.46 percent and a weighted average maturity of approximately 1.0 years. Many of our investments are callable prior to maturity.

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

Item 4.                         CONTROLS AND PROCEDURES

Based on their evaluation, as of September 30, 2012, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, summarized, processed and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Sandoz Inc.

In February 2012, we announced receipt of a Paragraph IV Certification Notice Letter (Notice Letter) from Sandoz Inc. (Sandoz) advising that Sandoz had submitted an abbreviated new drug application (ANDA) to the FDA requesting approval to market a generic version of the 10 mg/mL strength of Remodulin.

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

Lexington Insurance Company

During the third quarter of 2011, we reported a claim to our insurance provider regarding damage to certain Remodulin inventory that occurred as the result of a warehouse accident. The estimated net commercial value of the damaged inventory was approximately $65.0 million. Because we did not reach a satisfactory agreement on the amount to settle the claim, we filed a lawsuit against Lexington Insurance Company (Lexington) on April 9, 2012 in the North Carolina Business Court, a specialized division of North Carolina’s Superior Court, seeking to recover the full net commercial value of the damaged inventory.

On September 24, 2012, we entered into a final and binding settlement agreement and release with Lexington, under which Lexington agreed to pay us $31.0 million within thirty days. We received payment in early October 2012. Terms of the settlement agreement provide that the parties will release and forever discharge each other from any future claims, demands, or causes of action of any kind in connection with the matter.

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

•                  Our expectations to commercially launch in early 2013 the modified Tyvaso Inhalation System recently approved by United States Food and Drug Administration (FDA) and regarding the potential to increase the number of patients using Tyvaso through the further improvement of the Tyvaso Inhalation System;

•                  Our expectation to make Tyvaso available in certain European and Latin American countries on an unmarketed, named-patient basis based on physicians’ prescriptions in those countries;

•                  The timing and outcome of clinical studies and related regulatory filings, including our further studies of oral treprostinil and our aim to obtain regulatory approval for oral treprostinil before the end of 2016 and to file for approval for oral treprostinil in Europe upon the completion of the FREEDOM-EV study;

•                  The timing and outcome of required pricing approvals and risk management plan approvals in individual European countries, in order to begin marketing intravenous Remodulin in those countries;

•                  The expected likelihood and timing of regulatory submissions and approvals for drug candidates under development and the timing of related sales, including our anticipated application for approval of Remodulin in Japan, our pending application for approval of Remodulin in China, and our expected filing of a biologics license application with the FDA and a marketing authorization application with the European Medicines Agency (EMA) for Ch14.18;

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

•                  The adequacy of our intellectual property protections and the expiration dates of the patents we own and our licensed patents and products;

•                  Our expectations regarding our ability to defend our intellectual property relating to Remodulin against generic challenges, including the abbreviated new drug application filed by Sandoz Inc. (Sandoz);

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

In addition, we have commenced a new phase III clinical trial, FREEDOM-EV, which is studying oral treprostinil in combination with other approved PAH therapies.  One of the co-primary end points of the study is time to clinical worsening.  Based on a complete response letter we received from the FDA regarding our NDA for oral treprostinil, it appears that the clinical worsening endpoint has become increasingly important to demonstrating efficacy in PAH patients to the FDA’s satisfaction.  We have not previously conducted a study with a time to clinical worsening primary endpoint.  Our inexperience with this type of trial design may impact our ability to achieve positive results, and failure to prove the efficacy of oral treprostinil in combination with other PAH therapies could limit our ability to obtain FDA approval of oral treprostinil.  In light of the complete response letter from the FDA, we are evaluating the future clinical and regulatory path for oral treprostinil and may need to amend or replace the FREEDOM-EV study, or supplement it with additional studies which could further delay the approval of oral treprostinil.

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

Our future growth depends, in part, on our plans to develop oral treprostinil. If we fail to secure FDA approval for oral treprostinil, our revenue growth prospects could be materially adversely affected.

In November 2008, we reported that our FREEDOM-C phase III clinical trial of oral treprostinil in patients with pulmonary arterial hypertension (PAH) did not achieve statistical significance for its primary endpoint (p=0.072). These results prompted us to amend the protocol for our FREEDOM-M phase III clinical trial of oral treprostinil and initiate an additional phase III clinical trial of oral treprostinil, FREEDOM-C(2). In June 2011, we announced the completion of the FREEDOM-M trial, which achieved statistical significance for its primary endpoint (p=0.0125). However, our FREEDOM-C(2) trial did not achieve statistical significance for its primary endpoint (p=0.089), as we announced in August 2011. In October 2012, the FDA issued a complete response letter, declining to approve our NDA for oral treprostinil.  As a result, we are evaluating the clinical and regulatory path forward for oral treprostinil, with the goal of obtaining approval for oral treprostinil before the end of 2016. Approval may be further delayed if the results of our FREEDOM-EV phase III clinical trial or other clinical studies are required for approval.  Future studies of oral treprostinil may ultimately fail to support FDA approval for oral treprostinil, for the reasons described above under the risk factor entitled “If our products fail in clinical trials, we will be unable to obtain or maintain FDA and international regulatory approvals and will be unable to sell those products”, among others, which would have a significant impact on our future prospects for revenue growth.

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

Actelion Ltd, Gilead Sciences, Inc. and Pfizer Inc. presently control the majority of the approved therapies for PAH in the United States. Each of these companies has achieved considerable market penetration through the sales and marketing of their respective therapies and through market dominance in this therapeutic area. Furthermore, the future commercialization and introduction of new PAH therapies and generic versions of our competitors’ products into the market could exert downward pressure on the pricing of our products and reduce our market share.

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

In April 2012, Express Scripts, Inc. (the parent company of CuraScript, Inc.) acquired Medco Health Solutions, Inc. (the parent company of Accredo Health Group, Inc.).  As a result of the merger, our products may be less significant to the overall operations of the combined company and the combined company may devote fewer resources toward the sale and support of our products, which could adversely impact our revenues. In addition, the combined company’s pharmacy benefit management business may have increased leverage in negotiating the terms of rebates and discounts on behalf of third-party payers, which could impact reimbursement levels for our products.

We rely on Eli Lilly and Company (Lilly) to manufacture and supply Adcirca for us, and we use Lilly’s pharmaceutical wholesaler network to distribute Adcirca in the United States and Puerto Rico. If Lilly is unable to manufacture or supply Adcirca or its distribution network is disrupted, it could delay, disrupt or prevent us from selling Adcirca, which could slow the growth of our business. In addition, Lilly has the right to determine the wholesale price of Adcirca, which generally moves in parity with the wholesale price Lilly sets for Cialis® (both of these products contain the same active ingredient). Since FDA approval of Adcirca, Lilly has generally announced a price increase on both Cialis and Adcirca twice a year. Changes in Lilly’s wholesale prices could adversely impact demand or reimbursement for Adcirca, particularly if a generic PDE-5 inhibitor enters the market following the recent expiration of certain Revatio patents.

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

We rely heavily on third-party contract research organizations to conduct our clinical trials.  In addition, the success of certain products we are developing will depend on clinical trials sponsored by third parties. Examples of such clinical trials include a phase III study of Ch14.18 conducted by the National Cancer Institute, and an ongoing study conducted by Medtronic, Inc. using its implantable pump to deliver intravenous Remodulin. Failure by any of these parties to conduct or assist us in conducting clinical trials in accordance with study protocols, quality controls and GCP could limit our ability to rely on results of those trials in seeking regulatory approvals.

Our operations must comply with extensive laws and regulations in the United States and other countries, including FDA regulations. Failure to obtain approvals on a timely basis or to achieve continued compliance could delay, disrupt or prevent the commercialization of our products.

The products we develop must be approved for marketing and sale by regulatory agencies and, once approved, are subject to extensive regulation. Our research and development efforts must comply with extensive regulations, including those promulgated by the FDA and the United States Department of Agriculture.  The process of obtaining and maintaining regulatory approvals for new drugs is lengthy, expensive and uncertain. The manufacture, distribution, advertising and marketing of these products are also subject to extensive regulation, including strict pharmacovigilance and adverse event reporting requirements. Any future product approvals we receive could be accompanied by significant restrictions on the use or marketing of the product. Our product candidates may fail to receive marketing approval on a timely basis, or at all. If granted, product approvals can be withdrawn for failure to comply with regulatory requirements, such as post-marketing requirements and post-marketing commitments, or upon the occurrence of adverse events subsequent to commercial introduction.

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

We continue to conduct research into new methods to synthesize treprostinil and have two issued patents in the United States that expire in 2021, as well as additional U.S. and international pending patent applications relating to such methods. However, we cannot be sure that these additional patents will successfully deter competitors, or that additional patent applications will result in grants of patents. Upon the expiration of any of our patents, competitors may develop generic versions of our products that were covered by the expired patent and may market those generic versions to compete with our products. Competitors may also seek to design around our patents prior to their expiration in an effort to develop competing products that do not infringe our patents.

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

We may require additional financing to meet significant future obligations. For example, upon maturity or conversion of our 1.0 percent Convertible Senior Notes due September 15, 2016 (2016 Convertible Notes), we must repay our investors in cash up to the principal balance of $250.0 million.  Further, in certain circumstances constituting a fundamental change under the 2016 Convertible Notes, we may be required to repurchase the notes for cash.  In addition, awards granted under our Share Tracking Awards Plans (which we collectively refer to as the STAP) entitle participants to receive in cash an amount equal to the appreciation in the price of our common stock, which is calculated as the positive difference between the closing price of our common stock on the date of exercise and the date of grant. Consequently, our STAP will likely require significant future cash payments to participants to the extent the price of our common stock appreciates and the number of vested STAP awards increases over time. If we do not have sufficient funds to meet such contractual obligations or the ability to secure alternative sources of financing, we could be in default, face litigation and/or lose key employees, which could have a material adverse effect on our business or financial condition.

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

The price of common stock can be highly volatile within the pharmaceutical and biotechnology sector. Consequently, there can be significant price and volume fluctuations in the market that may not always relate to operating performance. The table below sets forth the high and low closing prices for our common stock for the periods indicated:

	High	Low
January 1, 2012—September 30, 2012	$58.30	$40.42
January 1, 2011—December 31, 2011	$70.70	$37.21
January 1, 2010—December 31, 2010	$64.24	$46.22

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

•                  Failure to obtain or maintain regulatory approvals from the FDA or international regulatory agencies;

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

In June 2012, our Board of Directors authorized the repurchase of $100.0 million of our common stock. This repurchase program became effective July 31, 2012 and will remain open for up to one year. The effect of any of our share repurchase programs on the market price of our common stock will depend in part on market conditions, but related activity could affect the value of our common stock.

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

We enter into certain license agreements that generally prohibit our counterparties to these agreements or their affiliates from taking necessary steps to acquire or merge with us, directly or indirectly throughout the term of these agreements, plus a specified period thereafter. We are also party to certain license agreements that restrict our ability to assign or transfer the rights licensed to us to third parties, including parties with whom we wish to merge, or those attempting to acquire us. These agreements often require that we obtain the prior consent of the counterparties to these agreements if we are contemplating a change of control. If our counterparties to these agreements withhold their consent, related agreements could be terminated and we would lose related license rights. For example, both Lilly and Toray have the right to terminate our license agreements relating to Adcirca and beraprost, respectively, in the event of certain change of control transactions. These restrictive change of control provisions could impede or prevent mergers that could benefit our shareholders.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit) (1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs(2)
Beginning repurchase authority				$100,000,000
July 1, 2012—July 31, 2012	70,200	$54.46	70,200	96,176,613
August 1, 2012—August 31, 2012	450,475	54.64	450,475	71,698,887
September 1, 2012— September 30, 2012	267,613	54.68	267,613	57,075,344
Total	788,288	$54.64	788,288	$57,075,344

(1)               Average price paid per share calculated at settlement, including commission.

(2)               On June 27, 2012, we announced that our Board authorized a repurchase program for up to $100.0 million of our common stock effective over a one-year period beginning July 31, 2012 as previously disclosed in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

Item 6.   EXHIBITS

Exhibits filed as a part of this Form 10-Q are listed on the Exhibit Index, which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED THERAPEUTICS CORPORATION

November 1, 2012	/s/ MARTINE A. ROTHBLATT
	By:	Martine A. Rothblatt, Ph.D.
	Title:	Chairman and Chief Executive Officer

/s/ JOHN M. FERRARI
	By:	John M. Ferrari
	Title:	Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-76409).

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

10.1	Second Amendment to United Therapeutics Corporation 2011 Share Tracking Awards Plan, effective as of October 30, 2012.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed with the SEC on November 1, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) the Consolidated Statements of Operations for the three- and nine-month periods ended September 30, 2012 and 2011, (iii) the Consolidated Statements of Comprehensive Income for the three- and nine-month periods ended September 30, 2012 and 2011, (iv) the Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2012 and 2011, and (v) the Notes to Consolidated Financial Statements.