Form 10-Q
period 2013-09-30
UNITED THERAPEUTICS Corp
filed 2013-10-29
CIK 1082554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2013

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

The number of shares outstanding of the issuer’s common stock, par value $.01 per share, as of October 22, 2013 was 50,226,603.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

UNITED THERAPEUTICS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$322,230	$154,030
Marketable investments	394,612	325,175
Accounts receivable, net of allowance of none for 2013 and 2012	130,642	116,626
Other current assets	35,641	35,385
Inventories, net	49,617	37,254
Total current assets	932,742	668,470
Marketable investments	321,940	305,726
Marketable investments and cash—restricted	5,355	5,377
Goodwill and other intangibles, net	14,614	16,408
Property, plant and equipment, net	449,942	453,685
Deferred tax assets, net	149,648	150,147
Other assets	53,416	26,782
Total assets	$1,927,657	$1,626,595

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$97,510	$83,188
Convertible notes	212,967	—
Other current liabilities	158,432	93,567
Total current liabilities	468,909	176,755
Convertible notes	—	204,667
Mortgages payable—noncurrent	70,298	70,343
Other liabilities	80,335	79,967
Total liabilities	619,542	531,732
Commitments and contingencies:
Temporary equity	47,915	10,882
Stockholders’ equity:
Preferred stock, par value $.01, 10,000,000 shares authorized, no shares issued	—	—
Series A junior participating preferred stock, par value $.01, 100,000 shares authorized, no shares issued	—	—
Common stock, par value $.01, 245,000,000 shares authorized, 62,802,440 and 62,082,007 shares issued, and 50,177,388 and 50,165,953 shares outstanding at September 30, 2013 and December 31, 2012, respectively	628	621
Additional paid-in capital	1,029,718	1,015,835
Accumulated other comprehensive loss	(15,063)	(14,957)
Treasury stock at cost, 12,625,052 and 11,916,054 shares at September 30, 2013 and December 31, 2012, respectively	(513,437)	(470,998)
Retained earnings	758,354	553,480
Total stockholders’ equity	1,260,200	1,083,981
Total liabilities and stockholders’ equity	$1,927,657	$1,626,595

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Revenues:
Net product sales	$300,006	$240,917	$820,647	$665,692
Other	2,219	1,551	7,320	6,567
Total revenues	302,225	242,468	827,967	672,259
Operating expenses:
Research and development	72,749	65,155	177,796	135,911
Selling, general and administrative	94,111	68,626	236,832	161,673
Cost of product sales	30,716	27,968	92,349	81,632
Total operating expenses	197,576	161,749	506,977	379,216
Operating income	104,649	80,719	320,990	293,043
Other (expense) income:
Interest income	868	1,138	2,716	3,225
Interest expense	(4,540)	(4,384)	(13,496)	(12,149)
Other, net	202	31,020	323	31,600
Total other (expense) income, net	(3,470)	27,774	(10,457)	22,676
Income before income taxes	101,179	108,493	310,533	315,719
Income tax expense	(38,494)	(30,382)	(105,659)	(94,532)
Net income	$62,685	$78,111	$204,874	$221,187
Net income per common share:
Basic	$1.25	$1.52	$4.10	$4.20
Diluted	$1.17	$1.46	$3.90	$4.11
Weighted average number of common shares outstanding:
Basic	50,014	51,514	50,007	52,626
Diluted	53,688	53,590	52,570	53,849

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Net income	$62,685	$78,111	$204,874	$221,187
Other comprehensive income:
Foreign currency translation gain (loss)	1,809	1,185	(854)	797
Defined benefit pension plan:
Prior service cost arising during period, net of tax	—	—	—	—
Actuarial gain arising during period, net of tax	—	—	51	64
Less: amortization of actuarial gain and prior service cost included in net periodic pension cost, net of tax	255	131	767	391
Total defined benefit pension plan, net	255	131	818	455
Unrealized (loss) gain on available-for-sale securities, net of tax	(12)	72	(70)	109
Other comprehensive income (loss), net of tax	2,052	1,388	(106)	1,361
Comprehensive income	$64,737	$79,499	$204,768	$222,548

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2013	2012
	(Unaudited)
Cash flows from operating activities:
Net income	$204,874	$221,187
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,506	19,855
Provision for inventory obsolescence	(75)	1,455
Current and deferred income tax expense	105,659	94,532
Share-based compensation expense	142,584	40,568
Amortization of debt discount and debt issue costs	9,412	8,902
Amortization of discount or premium on investments	3,066	3,303
Other	1,183	8,823
Excess tax benefits from share-based compensation	(5,807)	(2,084)
Changes in operating assets and liabilities:
Accounts receivable	(15,244)	(19,516)
Insurance proceeds receivable	—	(31,000)
Inventories	(11,634)	(4,790)
Other assets	4,554	(6,385)
Accounts payable and accrued expenses	12,633	(7,120)
Other liabilities	(153,865)	(109,311)
Net cash provided by operating activities	320,846	218,419

Cash flows from investing activities:
Purchases of property, plant and equipment	(18,497)	(90,650)
Purchases of held-to-maturity investments	(438,633)	(348,001)
Investments in privately-owned companies	(30,766)	—
Maturities of held-to-maturity investments	349,275	439,987
Net cash (used in) provided by investing activities	(138,621)	1,336

Cash flows from financing activities:
Payments to repurchase common stock	(42,438)	(130,925)
Proceeds from the exercise of stock options	19,896	9,689
Issuance of stock under employee stock purchase plan	2,734	—
Excess tax benefits from share-based compensation	5,807	2,084
Net cash used in financing activities	(14,001)	(119,152)

Effect of exchange rate changes on cash and cash equivalents	(24)	146
Net increase in cash and cash equivalents	168,200	100,749
Cash and cash equivalents, beginning of period	154,030	162,676
Cash and cash equivalents, end of period	$322,230	$263,425

Supplemental schedule of cash flow information:
Cash paid for interest	$4,782	$4,563
Cash paid for income taxes	$119,632	$75,046
Non-cash Investing activity: Non-cash additions to property, plant and equipment	$3,054	$4,775

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

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

2. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all of the information required by United States generally accepted accounting principles (GAAP) for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended as of December 31, 2012, as filed with the SEC on February 26, 2013.

In our management’s opinion, the accompanying consolidated financial statements contain all adjustments, including normal, recurring adjustments, necessary to fairly present our financial position as of September 30, 2013, results of operations and comprehensive income for the three- and nine-month periods ended September 30, 2013 and 2012, and cash flows for the nine-month periods ended September 30, 2013 and 2012. Interim results are not necessarily indicative of results for an entire year. Certain prior year amounts have been reclassified to conform to current period presentation.

3. Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market (current replacement cost) and consist of the following, net of reserves (in thousands):

	September 30, 2013	December 31, 2012
Raw materials	$18,709	$13,603
Work-in-progress	13,738	11,708
Finished goods	17,170	11,943
Total inventories	$49,617	$37,254

4. Fair Value Measurements

Assets and liabilities subject to fair value measurements are required to be disclosed within a fair value hierarchy. The fair value hierarchy ranks the quality and reliability of inputs used to determine fair value. Accordingly, assets and liabilities carried at, or permitted to be carried at, fair value are classified within the fair value hierarchy in one of the following categories based on the lowest level input that is significant in measuring fair value:

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

Assets and liabilities subject to fair value measurements are as follows (in thousands):

	As of September 30, 2013
	Level 1	Level 2	Level 3	Balance
Assets
Money market funds (1)	$123,688	$—	$—	$123,688
Federally-sponsored and corporate debt securities (2)	—	716,530	—	716,530
Available-for-sale equity investment	378	—	—	378
Total assets	$124,066	$716,530	$—	$840,596
Liabilities
Convertible notes due 2016 (3)	$425,250	$—	$—	$425,250
Contingent consideration (4)	—	—	6,784	6,784
Total liabilities	$425,250	$—	$6,784	$432,034

	As of December 31, 2012
	Level 1	Level 2	Level 3	Balance
Assets
Money market funds (1)	$77,436	$—	$—	$77,436
Federally-sponsored and corporate debt securities (2)	—	630,698	—	630,698
Available-for-sale equity investment	473	—	—	473
Total assets	$77,909	$630,698	$—	$708,607
Liabilities
Convertible notes due 2016 (3)	$—	$316,250	$—	$316,250
Contingent consideration (4)	—	—	6,730	6,730
Total liabilities	$—	$316,250	$6,730	$322,980

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

(3)         Included in convertible notes on the accompanying consolidated balance sheets. Refer to Note 9—Debt—Convertible Notes Due 2016 for details. As of December 31, 2012, the fair value of our 1.0 percent Convertible Senior Notes due September 15, 2016 (2016 Convertible Notes) was estimated using other than Level 1 observable inputs.  A market has developed for our 2016 Convertible Notes and we believe the level of trading activity is now sufficiently active to become the principal basis for measuring their fair value. As a result, our 2016 Convertible Notes have been transferred from Level 2 to Level 1.

(4)         Included in other liabilities on the accompanying consolidated balance sheets. The fair value of contingent consideration has been estimated using probability weighted discounted cash flow models (DCF). The DCFs incorporate Level 3 inputs including estimated discount rates that we believe market participants would consider relevant in pricing and the projected timing and amount of cash flows, which are estimated and developed, in part, based on the requirements specific to each acquisition agreement. We analyze and evaluate these fair value measurements quarterly to determine whether valuation inputs continue to be relevant and appropriate or whether current period developments warrant adjustments to valuation inputs and related measurements. Any increases or decreases in discount rates would have an inverse impact on the corresponding fair value, while increases or decreases in expected cash flows would result in corresponding increases or decreases in fair value. As of both September 30, 2013 and December 31, 2012, the cost of debt and weighted average cost of capital used to discount projected cash flows relating to our contingent consideration ranged from 6.6 percent to 17.2 percent, respectively.

Reconciliations of the beginning and ending balances of Level 3 liabilities for the three-and nine-month periods ended September 30, 2013 are presented below (in thousands):

Contingent Consideration
Balance July 1, 2013—Asset (Liability)	$(6,693)
Transfers into Level 3	—
Transfers out of Level 3	—
Total gains/(losses) realized/unrealized:
Included in earnings	—
Included in other comprehensive income	(91)
Purchases	—
Sales	—
Issuances	—
Settlements	—
Balance September 30, 2013—Asset (Liability)	$(6,784)
Amount of total gains/(losses) for the three-month period ended September 30, 2013 included in earnings that are attributable to the change in unrealized gains or losses related to outstanding liabilities	$—

Contingent Consideration
Balance January 1, 2013—Asset (Liability)	$(6,730)
Transfers into Level 3	—
Transfers out of Level 3	—
Total gains/(losses) realized/unrealized:
Included in earnings	—
Included in other comprehensive income	(54)
Purchases	—
Sales	—
Issuances	—
Settlements	—
Balance September 30, 2013—Asset (Liability)	$(6,784)
Amount of total gains/(losses) for the nine-month period ended September 30, 2013 included in earnings that are attributable to the change in unrealized gains or losses related to outstanding liabilities	$—

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

5. Investments

Marketable Investments

Held-to-Maturity Investments

Marketable investments classified as held-to-maturity consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government-sponsored enterprises at September 30, 2013	$421,890	$342	$(10)	$422,222
Corporate notes and bonds at September 30, 2013	294,284	125	(101)	294,308
Total	$716,174	$467	$(111)	$716,530
Reported under the following captions on the consolidated balance sheet at September 30, 2013:
Current marketable investments	$394,612
Noncurrent marketable investments	321,562
	$716,174

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government-sponsored enterprises at December 31, 2012	$350,043	$261	$(35)	$350,269
Corporate notes and bonds at December 31, 2012	280,385	184	(140)	280,429
Total	$630,428	$445	$(175)	$630,698
Reported under the following captions on the consolidated balance sheet at December 31, 2012:
Current marketable investments	$325,175
Noncurrent marketable investments	305,253
	$630,428

The following table summarizes gross unrealized losses and the length of time marketable investments have been in a continuous unrealized loss position (in thousands):

	As of September 30, 2013		As of December 31, 2012
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Government-sponsored enterprises:
Continuous unrealized loss position less than one year	$52,522	$(10)	$72,727	$(35)
Continuous unrealized loss position greater than one year	—	—	—	—
	52,522	(10)	72,727	(35)
Corporate notes and bonds:
Continuous unrealized loss position less than one year	$99,131	$(101)	$90,960	$(140)
Continuous unrealized loss position greater than one year	—	—	—	—
	99,131	(101)	90,960	(140)
Total	$151,653	$(111)	$163,687	$(175)

We attribute the unrealized losses on held-to-maturity securities as of September 30, 2013 and December 31, 2012 to the variability in related market interest rates. We do not intend to sell these securities, nor is it more likely than not that we will be required to sell them prior to the end of their contractual terms. Furthermore, we believe these securities do not expose us to undue market risk or counterparty credit risk. As such, we do not consider these securities to be other than temporarily impaired.

The following table summarizes the contractual maturities of held-to-maturity marketable investments (in thousands):

	September 30, 2013
	Amortized Cost	Fair Value
Due in less than one year	$394,612	$394,863
Due in one to two years	321,562	321,667
Due in three to five years	—	—
Due after five years	—	—
Total	$716,174	$716,530

Equity Investments

We own less than one percent of the common stock of a public company. Our investment is classified as available-for-sale, reported at fair value based on the quoted market price, and included on the accompanying consolidated balance sheets in noncurrent marketable investments.

Cost Method Investments

As of September 30, 2013, we maintain in the aggregate, non-controlling equity investments of approximately $38.0 million in privately-held corporations. We account for these investments at cost since we do not have the ability to exercise significant influence over these companies and their fair values are not readily determinable. The fair value of these investments has not been estimated at September 30, 2013, as we have not identified any events or developments indicating that their carrying amounts may be impaired. We include these investments within other assets on our accompanying consolidated balance sheets.

6. Goodwill and Other Intangible Assets

Goodwill and other intangible assets comprise the following (in thousands):

	As of September 30, 2013			As of December 31, 2012
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill (1)	$10,626	$—	$10,626	$10,530	$—	$10,530
Other intangible assets (1):	—
Technology, patents and trade names	4,965	(3,475)	1,490	4,859	(2,825)	2,034
Customer relationships and non-compete agreements	4,860	(2,698)	2,162	4,749	(2,232)	2,517
Contract-based	2,020	(1,684)	336	2,020	(693)	1,327
Total	$22,471	$(7,857)	$14,614	$22,158	$(5,750)	$16,408

(1)         Includes foreign currency translation adjustments.

Total amortization relating to other intangible assets for the five succeeding years and thereafter is presented below (in thousands):

Year ending December 31,
2014	$1,362
2015	1,070
2016	552
2017	368
2018	—
Thereafter	—
$3,352

7. Supplemental Executive Retirement Plan

We maintain the United Therapeutics Corporation Supplemental Executive Retirement Plan (SERP) to provide retirement benefits to certain senior members of our management team. To help fund our expected obligations under the SERP, we maintain the United Therapeutics Corporation Supplemental Executive Retirement Plan Rabbi Trust Document (Rabbi Trust). The balance in the Rabbi Trust was $5.1 million as of September 30, 2013 and December 31, 2012. The Rabbi Trust is irrevocable and SERP participants have no preferred claim on, nor any beneficial ownership interest in, any assets of the Rabbi Trust. The investments in the Rabbi Trust are classified as restricted marketable investments and cash on our consolidated balance sheets.

Net periodic pension cost consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Service cost	$1,352	$1,078	$4,055	$3,236
Interest cost	396	369	1,188	1,106
Amortization of prior service cost	207	207	621	620
Amortization of net actuarial loss	199	—	596	—
Net pension expense	$2,154	$1,654	$6,460	$4,962

Reclassifications related to the SERP from accumulated other comprehensive income to the statement of operations by line item and the tax impact of these reclassifications is presented below (in thousands):

Component Reclassified from Accumulated Other Comprehensive Income (1)	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Amortization of prior service cost:
Research and development	$79	$234
Selling, general and administrative	128	387
Total	207	621

Amortization of net actuarial loss:
Research and development	75	224
Selling, general and administrative	124	372
Total	199	596

Total amortization of prior service cost and net actuarial loss:	406	1,217
Tax benefit	(134)	(404)
Total, net of tax	$272	$813

(1)         Refer to Note 12—Accumulated Other Comprehensive Income.

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

The STAP liability balance was $156.8 million and $75.4 million at September 30, 2013 and December 31, 2012, respectively, and has been included within other current liabilities on our consolidated balance sheets.

In estimating the fair value of STAP awards, we are required to use inputs that materially impact the determination of fair value and the amount of compensation expense (benefit) to be recognized. These inputs include the price of our common stock, the expected volatility of the price of our common stock, the risk-free interest rate, the expected term of STAP awards, the expected forfeiture rate and the expected dividend yield.

The table below includes the assumptions used to measure the fair value of STAP awards:

	September 30, 2013	September 30, 2012
Expected volatility	34.2%	35.8%
Risk-free interest rate	1.1%	0.5%
Expected term of awards (in years)	4.1	3.9
Expected forfeiture rate	9.4%	7.0%
Expected dividend yield	0.0%	0.0%

A summary of the activity and status of STAP awards is presented below:

	Number of Awards	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at January 1, 2013	7,962,375	$49.00
Granted	3,347,544	57.34
Exercised	(1,705,088)	43.44
Forfeited	(147,197)	55.28
Outstanding at September 30, 2013	9,457,634	$52.86	7.6	$245,837
Exercisable at September 30, 2013	3,612,863	$47.17	6.4	$114,459
Expected to vest at September 30, 2013	4,968,749	$55.80	8.8	$114,553

The weighted average fair value of STAP awards granted during the nine-month periods ended September 30, 2013 and 2012 was $24.70 and $21.26, respectively.

Share-based compensation expense recognized in connection with the STAP is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Research and development	$30,463	$11,790	$58,027	$14,932
Selling, general and administrative	29,945	14,404	59,706	18,061
Cost of product sales	1,064	865	2,381	1,143
Share-based compensation expense before taxes	61,472	27,059	120,114	34,136
Related income tax (benefit)	(20,593)	(9,909)	(40,238)	(12,501)
Share-based compensation expense, net of taxes	$40,879	$17,150	$79,876	$21,635
Share-based compensation capitalized as part of inventory	$358	$462	$681	$608

Cash paid to settle STAP awards exercised during the nine-month periods ended September 30, 2013 and 2012, was $31.2 million and $25.7 million, respectively.

9. Debt

Convertible Notes Due 2016

In October 2011, we issued $250.0 million in aggregate principal value 1.0 percent Convertible Senior Notes due September 15, 2016 (2016 Convertible Notes). The 2016 Convertible Notes are unsecured, unsubordinated debt obligations that rank equally with all of our other unsecured and unsubordinated indebtedness. We pay interest semi-annually on March 15 and September 15 of each year. The initial conversion price is $47.69 per share and the number of underlying shares used to determine the aggregate consideration upon conversion is approximately 5.2 million shares.

Conversion can occur: (1) any time after June 15, 2016; (2) during any calendar quarter that follows a calendar quarter in which the price of our common stock exceeds 130 percent of the conversion price for at least 20 days during the 30 consecutive trading-day period ending on the last trading day of the quarter; (3) during the ten consecutive trading-day period following any five consecutive trading-day period in which the trading price of the 2016 Convertible Notes is less than 95 percent of the closing price of our common stock multiplied by the then current number of shares underlying the 2016 Convertible Notes; (4) upon specified distributions to our shareholders; (5) in connection with certain corporate transactions; or (6) in the event that our common stock ceases to be listed on the NASDAQ Global Select Market, the NASDAQ Global Market or the New York Stock Exchange, or any of their respective successors.

The closing price of our common stock exceeded 130 percent of the conversion price of the 2016 Convertible Notes for more than 20 trading days during the 30 consecutive trading day period ended September 30, 2013. Consequently, the 2016 Convertible Notes are convertible at the election of their holders. As this conversion right is outside of our control, the 2016 Convertible Notes have been classified as a current liability on our consolidated balance sheet at September 30, 2013. We are required to calculate this contingent conversion provision at the end of each quarterly reporting period. Therefore, the convertibility and classification of our 2016 Convertible Notes may change depending on the price of our common stock.

At September 30, 2013, the aggregate conversion value of the 2016 Convertible Notes exceeded their par value by $163.3 million using a conversion price of $78.85, the closing price of our common stock on September 30, 2013.

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

The terms of the 2016 Convertible Notes provide for settlement wholly or partially in cash. Consequently, we are required to account for their liability and equity components separately so that the subsequent recognition of interest expense reflects our non-convertible borrowing rate. Accordingly, we estimated the fair value of the 2016 Convertible Notes without consideration of the conversion option as of the date of issuance (Liability Component). The excess of the proceeds received over the estimated fair value of the Liability Component totaling $57.9 million has been recorded as the conversion option (Equity Component) and a corresponding offset has been recognized as a discount to the 2016 Convertible Notes to reduce their net carrying value. A portion of the Equity Component equal to the unamortized discount as of September 30, 2013 has been reclassified to temporary equity because one of the contingent conversion criteria had been met at September 30, 2013, as disclosed above. Refer to Note 10—Temporary Equity. We are amortizing the discount over the five-year period ending September 15, 2016 (the expected life of the Liability Component) using the interest method and an effective rate of interest of 6.7 percent, which corresponded to our estimated non-convertible borrowing rate at the date of issuance.

Interest expense incurred in connection with our convertible notes consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Contractual coupon rate of interest	$625	$625	$1,875	$1,875
Discount amortization	2,801	2,626	8,300	7,790
Interest expense—convertible notes	$3,426	$3,251	$10,175	$9,665

Components comprising the carrying value of the 2016 Convertible Notes include the following (in thousands):

	September 30, 2013	December 31, 2012
Principal balance	$250,000	$250,000
Discount, net of accumulated amortization of $20,905 and $12,605	(37,033)	(45,333)
Carrying amount	$212,967	$204,667

Convertible Note Hedge and Warrant Transactions

In connection with the issuance of our 2016 Convertible Notes, we entered into separate convertible note hedge and warrant transactions with Deutsche Bank AG London (DB London) to reduce the potentially dilutive impact of the conversion of our convertible notes. Pursuant to the convertible note hedge, we purchased call options to acquire up to approximately 5.2 million shares of our common stock with a strike price of $47.69. The call options become exercisable upon conversion of the 2016 Convertible Notes, and will terminate upon the maturity of the 2016 Convertible Notes or the first day the 2016 Convertible Notes are no longer outstanding, whichever occurs first. We also sold DB London warrants to acquire up to approximately 5.2 million shares of our common stock with a strike price of $67.56. The warrants will expire incrementally on a series of expiration dates subsequent to the maturity date of our 2016 Convertible Notes. Both the convertible note hedge and warrant transactions will be settled on a net-share basis. If the conversion price of our 2016 Convertible Notes remains between the strike prices of the call options and warrants, our shareholders will not experience any dilution in connection with the conversion of our 2016 Convertible Notes; however, to the extent that the price of our common stock exceeds the strike price of the warrants on any or all of the series of related incremental expiration dates, we will be required to issue shares of our common stock to DB London.

Mortgage Financing

In December 2010, we entered into a Credit Agreement with Wells Fargo Bank, National Association (Wells Fargo) and Bank of America, N.A., pursuant to which we obtained a $70.0 million mortgage loan (the 2010 Credit Agreement). The 2010 Credit Agreement matures in December 2014 and is secured by certain of our facilities in Research Triangle Park, North Carolina and Silver Spring, Maryland. Annual principal payments are based on a twenty-five year amortization schedule using a fixed rate of interest of 7.0 percent and the outstanding debt bears a floating rate of interest per annum based on the one-month LIBOR, plus a credit spread of 3.75 percent, or approximately 3.9 percent as of September 30, 2013. Alternatively, we have the option to change the rate of interest charged on the loan to 2.75 percent plus the greater of: (1) Wells Fargo’s prime rate, or (2) the federal funds effective rate plus 0.05 percent, or (3) LIBOR plus 1.0 percent.  We can prepay the loan balance without being subject to a prepayment premium or penalty. As of September 30, 2013, the principal balance under the 2010 Credit Agreement was $67.8 million. The 2010 Credit Agreement contains financial covenants, and as of September 30, 2013, we were in compliance with these covenants.

Line of Credit

On September 26, 2013, we entered into a Credit Agreement with Wells Fargo providing for a $75.0 million revolving loan facility, which may be increased by up to an additional $75.0 million provided certain conditions are met (the 2013 Credit Agreement). At our option, amounts borrowed under the 2013 Credit Agreement will bear interest at either the one-month LIBOR rate plus a 0.50 percent margin, or a fluctuating base rate excluding any margin. In addition, we will be subject to a monthly commitment fee of 0.06 percent per annum on the average daily unused balance of the facility. Amounts borrowed under the 2013 Credit Agreement are secured by certain of our marketable investments. As of September 30, 2013, we have not drawn on the facility, which has a one-year term. The 2013 Credit Agreement does not contain any financial covenants.

Interest Expense

Details of interest expense presented on our consolidated statements of operations are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest expense	$4,540	$4,384	$13,496	$13,054
Less: interest capitalized	—	—	—	(905)
Total interest expense	$4,540	$4,384	$13,496	$12,149

10. Temporary Equity

Temporary equity includes securities that: (1) have redemption features that are outside our control; (2) are not classified as an asset or liability; (3) are excluded from permanent stockholders’ equity; and (4) are not mandatorily redeemable. Amounts included in temporary equity relate to securities that are redeemable at a fixed or determinable price.

Components comprising the carrying value of temporary equity include the following (in thousands):

	September 30, 2013	December 31, 2012
Reclassification of Equity Component (1)	$37,033	$—
Common stock subject to repurchase (2)	10,882	10,882
Total	$47,915	$10,882

(1)         Represents the reclassification of the Equity Component equal to the unamortized discount of our 2016 Convertible Notes as of September 30, 2013 from additional paid-in capital to temporary equity. As of September 30, 2013, our 2016 Convertible Notes were convertible at the election of their holders as noted above in Note 9—Debt—Convertible Notes Due 2016.

(2)         In connection with our amended 2007 agreement with Toray Industries Inc. (Toray), we issued 400,000 shares of our common stock and provided Toray the right to request that we repurchase the shares at a price of $27.21 per share.

11. Stockholders’ Equity

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

The components of basic and diluted earnings per common share comprise the following (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net income (numerator)	$62,685	$78,111	$204,874	$221,187
Denominator:
Weighted average outstanding shares — basic	50,014	51,514	50,007	52,626
Effect of dilutive securities (1):
Convertible notes	1,822	662	1,389	136
Warrants	397	—	—	—
Stock options and employee stock purchase plan	1,455	1,414	1,174	1,087
Weighted average shares — diluted	53,688	53,590	52,570	53,849
Earnings per common share:
Basic	$1.25	$1.52	$4.10	$4.20
Diluted	$1.17	$1.46	$3.90	$4.11

Stock options and warrants excluded from calculation (2)	10,088	11,026	10,485	11,761

(1)         Calculated using the treasury stock method.

(2)         Certain stock options and warrants were excluded from the computation of diluted earnings per share because their impact would be anti-dilutive.

Stock Option Plan

We may grant stock options to employees and non-employees under our equity incentive plan. We estimate the fair value of stock options using the Black-Scholes-Merton valuation model, which requires us to make assumptions that can materially impact the estimation of fair value and related compensation expense. These assumptions include the expected volatility of our common stock, the risk-free interest rate, the expected term of stock option awards and the expected dividend yield. We did not grant any stock options during the nine-month periods ended September 30, 2013 and 2012.

A summary of the activity and status of employee stock options during the nine-month period ended September 30, 2013 is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2013	4,551,050	$38.95
Granted	—	—
Exercised	(609,361)	30.00
Forfeited	(3,528)	10.51
Outstanding and exercisable at September 30, 2013	3,938,161	$40.36	4.7	$151,583

Total share-based compensation expense related to employee stock options is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Selling, general and administrative	$12,709	$4,042	$21,875	$6,371
Related income tax benefit	(4,258)	(1,480)	(7,328)	(2,333)
Share-based compensation expense net of taxes	$8,451	$2,562	$14,547	$4,038

Employee and non-employee stock option exercise data is summarized below (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Number of options exercised	310,673	246,401	665,363	386,515
Cash received	$9,799	$6,575	$19,896	$9,689

Employee Stock Purchase Plan

In June 2012, our shareholders approved the United Therapeutics Corporation Employee Stock Purchase Plan (ESPP), which has been structured to comply with Section 423 of the Internal Revenue Code (Section 423). The ESPP provides eligible employees the right to purchase shares of our common stock at a discount through elective accumulated payroll deductions at the end of each offering period. Offering periods, which began in September 2012, occur in consecutive six-month periods commencing on September 5th and March 5th of each year. During the nine-month period ending September 30, 2013, we issued 55,070 shares of our common stock for $2.7 million. Eligible employees may contribute up to 15 percent of their base salary, subject to certain annual limitations as defined in the ESPP. The purchase price of the shares is equal to the lower of 85 percent of the closing price of our common stock on either the first or last trading day of a given offering period. In addition, the ESPP provides that no eligible employee may purchase more than 4,000 shares during any offering period. The ESPP has a 20-year term and limits the aggregate number of shares that can be issued to 3.0 million.

Share-based compensation expense related to the ESPP for the three-month periods ended September 30, 2013 and September 30, 2012 was $204,100 and $63,900, respectively. For the nine-month periods ended September 30, 2013 and September 30, 2012 compensation expense was $594,300 and $63,900, respectively.

We estimate the fair value of the shares of our common stock to be purchased under the ESPP using the Black-Scholes-Merton model. Our approach in determining and estimating inputs for the ESPP is similar to the methodology we employ in valuing our STAP awards.

Share Repurchases

Periodically, our Board of Directors may authorize repurchases of our common stock. In February 2013, our Board of Directors authorized a share repurchase program for up to $420.0 million in aggregate repurchases of our common stock in open market or privately negotiated transactions, from time to time at our discretion. The one-year repurchase period began on March 4, 2013. As of September 30, 2013, we have acquired 708,998 shares of our common stock at an aggregate cost of $42.4 million.

12. Accumulated Other Comprehensive Income

The following table includes changes in accumulated other comprehensive income (loss) by component, net of tax (in thousands):

	Defined Benefit Pension Plan(1)	Foreign Currency Translation Losses	Unrealized Gains and (Losses) on Available-for- Sale Securities	Total
Balance, January 1, 2013	$(11,540)	$(3,876)	$459	$(14,957)
Other comprehensive income (loss) before reclassifications	51	(854)	(70)	(873)
Amounts reclassified from accumulated other comprehensive income	767	—	—	767
Net current-period other comprehensive income (loss)	818	(854)	(70)	(106)
Balance, September 30, 2013	$(10,722)	$(4,730)	$389	$(15,063)

(1)         Refer to Note 7—Supplemental Executive Retirement Plan which identifies the captions within our consolidated statement of operations where reclassification adjustments were recognized and their associated tax impact.

13. Income Taxes

Income tax expense for the three- and nine-month periods ended September 30, 2013 and 2012 is based on the estimated effective tax rate for the entire year. The estimated annual effective tax rate can be subject to adjustment in subsequent quarterly periods if components used in its estimation are revised. The estimated annual effective tax rates as of September 30, 2013 and 2012 were 34 percent and 31 percent, respectively.

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

14. Segment Information

We currently operate as one operating segment. However, our chief operating decision makers regularly review revenues, cost of revenues and gross profit data as a primary measure of performance for each of our three commercial products.

Revenues, cost of revenues and gross profit for each of our commercial products were as follows (in thousands):

	Three Months Ended September 30,
2013	Remodulin	Tyvaso	Adcirca	Total
Revenues	$132,322	$120,306	$47,378	$300,006
Cost of revenues	13,549	14,245	2,922	30,716
Gross profit	$118,773	$106,061	$44,456	$269,290

2012
Revenues	$120,811	$88,302	$31,804	$240,917
Cost of revenues	13,963	11,796	2,209	27,968
Gross profit	$106,848	$76,506	$29,595	$212,949

	Nine Months Ended September 30,
2013	Remodulin	Tyvaso	Adcirca	Total
Revenues	$371,314	$324,409	$124,924	$820,647
Cost of revenues	40,439	44,125	7,785	92,349
Gross profit	$330,875	$280,284	$117,139	$728,298

2012
Revenues	$341,755	$239,578	$84,359	$665,692
Cost of revenues	43,956	32,073	5,603	81,632
Gross profit	$297,799	$207,505	$78,756	$584,060

For the three-month periods ended September 30, 2013 and 2012, net revenues from our three U.S.-based distributors represented 76 percent and 79 percent, respectively, of our total net operating revenues.

For the nine-month periods ended September 30, 2013 and 2012, net revenues from our three U.S.-based distributors represented 77 percent and 79 percent, respectively, of our total net operating revenues.

15. Litigation

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

We responded to the Original Notice Letter by filing a lawsuit in March 2012 against Sandoz in the U.S. District Court for the District of New Jersey alleging patent infringement.  We responded to the Second Notice Letter by filing an additional lawsuit in January 2013 for patent infringement in the U.S. District Court for the District of New Jersey.  Sandoz has filed its answer to our complaints in both lawsuits, and has also filed counterclaims in each action alleging that the patents at issue in the litigation are invalid or will not be infringed by the commercial manufacture, use or sale of the proposed product described in Sandoz’s ANDA submission.  We have filed answers to the counterclaims in both lawsuits.

Under the Hatch-Waxman Act, the FDA is automatically precluded from approving Sandoz’s ANDA with respect to each concentration of Remodulin for up to 30 months from receipt of the Notice Letter corresponding to each concentration or until the issuance of a district court decision that is adverse to us, whichever occurs first.  We intend to vigorously enforce our intellectual property rights relating to Remodulin.

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

•                  Cell-based therapy: a cell-based product known as PLacental eXpanded (PLX) cells we are researching for the treatment of pulmonary hypertension;

•                  Glycobiology antiviral agents: a novel class of small, sugar-like molecules that have shown antiviral activity in a range of pre-clinical settings; and

•                  Engineered lungs and lung tissue for transplantation: engineered lungs and lung tissue, which we are developing using xenotransplantation and regenerative medicine technologies, for transplantation in patients suffering from pulmonary arterial hypertension (PAH) and other lung diseases.

We concentrate substantially all of our research and development efforts on the preceding key therapeutic programs.  Our commercial products include Remodulin (treprostinil) Injection (Remodulin), Tyvaso (treprostinil) Inhalation Solution (Tyvaso) and Adcirca (tadalafil) tablets (Adcirca), each for the treatment of PAH. The United States Food and Drug Administration (FDA) has approved Remodulin for subcutaneous (under the skin) and intravenous (in the vein) administration, including for the treatment of patients requiring transition from Flolan® (epoprostenol sodium) for Injection. Remodulin has also been approved in various countries outside of the United States.

Tyvaso is an inhaled treatment for PAH using the same active ingredient as Remodulin. Adcirca is an orally-administered therapy. We acquired exclusive commercialization rights to Adcirca in the United States from Eli Lilly and Company (Lilly). Compared to Remodulin, these two products offer therapeutically more convenient routes of administration, and are capable of reaching a broader range of patients who suffer from PAH in various stages of the disease. In addition, we are developing the following products for the treatment of PAH: an oral, extended-release treprostinil tablet (oral treprostinil), an implantable pump delivery system for Remodulin, an extended release, once-daily injectable form of treprostinil (TransCon treprostinil), an oral formulation of the prostacyclin analogue beraprost (314d) and an extended release, once-daily injection of beraprost(TransCon beraprost).

Revenues

Sales of Remodulin, Tyvaso and Adcirca comprise substantially all of our revenues. We sell Remodulin and Tyvaso in the United States to our specialty pharmaceutical distributors: Accredo Health Group, Inc. (Accredo), CuraScript, Inc. (CuraScript) and CVS Caremark (Caremark). In addition to marketing in the United States, we also sell Remodulin to distributors internationally. Adcirca is sold through Lilly’s pharmaceutical wholesaler network on our behalf. Furthermore, Lilly determines the wholesale price at which we sell Adcirca.

We require our specialty pharmaceutical distributors to maintain reasonable levels of inventory reserves as the interruption of Remodulin or Tyvaso therapy can be life threatening. Our specialty pharmaceutical distributors typically place monthly orders based on estimates of future demand and contractual minimum inventory requirements. As a result, sales volume of Remodulin and Tyvaso can vary depending on the timing and magnitude of these orders and may not precisely reflect patient demand.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the Acts), contain broad provisions that will be implemented over the next several years. Since the enactment of this legislation in 2010, we have not been materially impacted and have not yet identified provisions of the Acts that could materially impact our business in the future. However, the potential long-term impact of the Acts on our business is inherently difficult to predict, as many details regarding the implementation of this legislation have not yet been determined. The impact of the Acts depends in part on the issuance of final regulations and the impact this legislation will have on insurance companies and their relationships with drug manufacturers.

Certain effective provisions of the Acts address the coverage gap in the Medicare Part D prescription drug program (commonly known as the “donut hole”). Under these provisions, drug manufacturers are required to provide a 50 percent discount on branded prescription drugs to patients receiving reimbursement under Medicare Part D while they remain in this coverage gap. We estimate that the Medicare Part D coverage gap covers approximately 35 percent of Adcirca patients. The vast majority of our Remodulin and Tyvaso Medicare patients are covered under Medicare Part B, which does not contain a similar coverage gap.

We disclose total revenues net of: (1) estimated rebates; (2) prompt pay discounts; (3) allowances for sales returns; and (4) distributor fees. We estimate our liability for rebates based on an analysis of historical levels of rebates by product to both state Medicaid agencies and commercial third-party payers relative to sales of each product. In addition, we determine our obligation for prescription drug discounts required for Medicare Part D patients within the coverage gap based on estimates of the number of Medicare Part D patients and the period such patients will remain within the coverage gap. We provide prompt pay discounts to customers that pay amounts due within a specific time period and base related estimates on observed historical customer payment behavior. We derive estimates relating to the allowance for returns of Adcirca from both published industry data specific to specialty pharmaceuticals and, more recently, from actual return data accumulated since launch.  The revision in the methodology for estimating returns of Adcirca to include actual return data resulted in a $1.8 million reduction of our allowance for returns associated with Adcirca for the nine-month period ending September 30, 2013. We also compare patient prescription data for Adcirca to sales on a quarterly basis to ensure a reasonable relationship between prescription and sales trends. To date, we have not identified any unusual patterns in the volume of prescriptions relative to sales that would warrant reconsideration of the methodology we currently employ to estimate our allowance for returns. Tyvaso is distributed under similar contractual terms as Remodulin. The allowance for exchanges for Remodulin and Tyvaso are based on the historical rate of product exchanges, which has been negligible. As such, we do not record reserves for exchanges for either Remodulin or Tyvaso at the time of sale. Furthermore, we anticipate minimal exchange activity in the future for both products. Lastly, we estimate distributor fees based on contractual rates for specific services applied to the estimated services provided for a given financial reporting period.

Generic Competition

We disclose in Part II, Item I—Legal Proceedings of this Quarterly Report on Form 10-Q that we are engaged in litigation with Sandoz Inc. (Sandoz) regarding its abbreviated new drug applications (ANDAs) seeking FDA approval to market generic versions of Remodulin before the expiration of certain U.S. patents in October 2014, October 2017 and March 2029.  There can be no assurance that we will prevail in our defense of our patent rights. Our existing patents could be invalidated, found unenforceable or found not to cover a generic form of Remodulin. If Sandoz or another ANDA filer were to receive approval to sell a generic version of Remodulin and/or prevail in any patent litigation, Remodulin would become subject to increased competition and our revenue could be materially adversely impacted.

Certain patents for Revatio®, a PDE-5 inhibitor marketed by Pfizer, Inc., expired in 2012, leading several manufacturers to launch generic formulations of sildenafil citrate, the active ingredient in Revatio, for the treatment of PAH. Generic sildenafil’s lower price relative to Adcirca could lead to an erosion of Adcirca’s market share and limit its potential sales. Although we believe Adcirca’s once-daily dosing regimen provides a significant competitive advantage over generic sildenafil’s multiple dosing regimen, we believe that government payers and private insurance companies may favor the use of less expensive generic sildenafil over Adcirca.  Thus far we have not observed any measurable impact of generic sildenafil on Adcirca revenues; however, this could change over time and our revenues may be adversely impacted. The patent for Adcirca for the treatment of pulmonary hypertension will expire in 2017.

Our patents for Tyvaso will expire in the United States and in various countries throughout the European Union in 2018 and 2020, respectively.

Patent expiration and generic competition for any of our commercial products could have a significant, adverse impact on our revenues, the magnitude of which is inherently difficult to predict. For additional discussion, please refer to the risk factor entitled, “Our intellectual property rights may not effectively deter competitors from developing competing products that, if successful, could have a material adverse effect on our revenues and profits”, which can be found in Part II, Item 1A—Risk Factors included in this Quarterly Report on Form 10-Q.

Cost of Product Sales

Cost of product sales comprise: (1) costs to produce and acquire products sold to customers; (2) royalty payments under license agreements granting us rights to sell related products; and (3) direct and indirect distribution costs incurred in the sale of products. We acquired the rights to sell our commercial products through license and assignment agreements with the original developers of these products. These agreements obligate us to pay royalties based on our net revenues from related products. While the royalties vary by agreement, we pay aggregate royalties on each of our current commercial products ranging from five percent to ten percent of net revenues. All royalty obligations pertaining to Remodulin and Tyvaso will expire in October 2014.

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

Lilly manufactures Adcirca. We take title to Adcirca upon its manufacture and bear any losses related to the storage, distribution and sale of Adcirca.

Operating Expenses

Since our inception, we have devoted substantial resources to our various clinical trials and other research and development efforts, which are conducted both internally and through third parties. From time to time, we also license or acquire additional technologies and compounds to be incorporated into our development pipeline.

Our operating expenses are often materially impacted by the recognition of share-based compensation expense (benefit) associated with our share tracking award plans (STAP) and stock option grants containing a performance requirement.  Compensation expense associated with our employee stock purchase plan has thus far been insignificant. STAP awards, which are classified as liabilities, must be re-measured at fair value at the end of each financial reporting period until the awards are no longer outstanding. Changes resulting from these re-measurements are recorded as adjustments to share-based compensation expense (benefit). The fair value of equity-based awards is measured using inputs and assumptions under the Black-Scholes-Merton model that can materially impact the amount of compensation expense (benefit) for a given period. Additionally, some or all of the following factors, among others, can cause substantial volatility in the amount of share-based compensation expense (benefit) recognized in connection with the STAP from period to period: (1) volatility in the price of our common stock (specifically, increases in the price of our common stock will result in an increase in our STAP liability and related compensation expense, while decreases in our stock price will generally result in a reduction in our STAP liability and related compensation expense); (2) changes in the number of outstanding awards; and (3) changes in both the number of vested and partially vested awards. If we meet annual contractual performance requirements tied to growth in our market capitalization, our Chief Executive Officer will be granted stock options at year-end, which vest immediately upon grant. We accrue for estimated compensation expense associated with STAP awards and stock option grants containing performance-based conditions affecting vesting when we determine that it is probable that the performance criteria will be met. Each of these factors may cause significant fluctuations in operating expenses from quarter-to-quarter.

Major Research and Development Projects

Our major research and development projects focus on: (1) the use of prostacyclin analogues and other therapies, as well as regenerative and xenotransplantation technologies, to treat cardiopulmonary diseases; (2) monoclonal antibodies to treat a variety of cancers; and (3) glycobiology antiviral agents to treat infectious diseases.

Cardiopulmonary Disease Projects

Remodulin

In 2009, we entered into an agreement with exclusive rights in the United States with Medtronic, Inc. (Medtronic) to develop its SynchroMed® II implantable system (consisting of the SynchroMed II pump and a new catheter) to deliver Remodulin. If the SynchroMed II program is successful, it could reduce many of the patient burdens associated with infused prostacyclin analogues. Medtronic recently completed the DelIVery clinical trial, which we funded, in order to study the safety of the SynchroMed II system while administering Remodulin. The primary objective was to demonstrate a rate of catheter-related complications below 2.5 per 1,000 patient-days while using the SynchroMed II system to deliver Remodulin. In September 2013, Medtronic informed us that this primary objective was met (p<0.0001).  Medtronic has not yet completed its analysis of numerous secondary endpoints, which will also have a bearing on the FDA device premarketing approval application (PMA) review process. In addition to the clinical study, Medtronic must complete other stability, compatibility and technical assessments of the SynchroMed II system, including modifications to its hardware and software, and address any outstanding regulatory issues.

Medtronic will make preparations to file a PMA seeking FDA clearance for the catheter and labeling changes, and will address any FDA feedback, to enable the use of the SynchroMed II system with Remodulin. In tandem, we plan to seek FDA approval of a supplement to Remodulin’s label to allow the use of Remodulin with the SynchroMed II system.

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

In 2012, the FDA acknowledged we had satisfied our PMCs and approved modifications to the Tyvaso Inhalation System.  The Tyvaso Inhalation System now includes a nebulizer called “TD-100,” which incorporates these modifications.  In addition, we are working to further improve the Tyvaso Inhalation System to make its use easier for patients.

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

We believe that patients participating in the FREEDOM-C and FREEDOM-C2 trials needed longer-term treatment with oral treprostinil to provide a statistically significant clinical trial outcome.  We are therefore enrolling patients in a new phase III clinical trial called FREEDOM-EV. FREEDOM-EV is a placebo-controlled study of patients who enter the study on an approved background therapy within one year prior to enrollment (either an ETRA or a PDE-5 inhibitor, but not both). One of the co-primary endpoints of the study is the time to clinical worsening, generally defined as (1) death; (2) an unplanned hospitalization due to PAH; (3) initiation of a prostacyclin analogue therapy for the treatment of PAH; (4) a decrease in six-minute walk distance of at least 15 percent from baseline (or too ill to walk) as a result of the progression of PAH; or (5) unsatisfactory long-term clinical response. The other co-primary endpoint is the change in six minute-walk distance at week 24. We plan to enroll up to 858 patients in order to observe 394 clinical worsening events.  We are aiming to complete this study by the end of 2016, based on our current projections of timing to enroll the study and to observe clinical worsening events, and to obtain FDA approval of oral treprostinil as a combination therapy against background ETRAs and PDE-5 inhibitors no later than 2017.

In October 2012, the FDA issued a complete response letter in which it declined to approve our NDA. In January 2013, we resubmitted our NDA to address the concerns raised in the FDA’s complete response letter.  In March 2013, we received a second complete response letter from the FDA declining to approve our NDA. We filed a second resubmission of our NDA, and in September 2013 the FDA acknowledged that our second resubmission was a complete, class 2 response to its March 2013 complete response letter, and set a user fee goal date of February 16, 2014.  Despite the FDA’s two complete response letters, we continue to pursue our development of oral treprostinil and remain committed to obtaining FDA approval as soon as possible, but no later than 2017.

We expect to seek approval of oral treprostinil in Europe upon completion of the FREEDOM-EV study. In 2005, the European Medicines Agency (EMA) announced that oral treprostinil had been designated an orphan medicinal product for the treatment of PAH.

TransCon Treprostinil

In September 2012, we signed an exclusive agreement with Ascendis Pharma A/S (Ascendis Pharma) to apply Ascendis Pharma’s proprietary TransCon technology platform to our treprostinil molecule. We believe that the TransCon technology platform may enable a sustained release of a novel, carrier-linked product, which will significantly enhance the delivery of treprostinil by establishing a once-daily, self-injectable alternative to administering Remodulin through a continuous infusion pump for the treatment of PAH. We expect that this self-injectable form of treprostinil could enable patients to avoid the infusion site pain associated with subcutaneous Remodulin and the risk of sepsis, due to the use of an indwelling catheter, which is associated with intravenous Remodulin.

314d and TransCon Beraprost

In July 2011, we entered into an exclusive license agreement with Toray Industries, Inc. (Toray) to amend and replace our existing 2007 license agreement regarding the development of an orally-administered, modified release formulation of the prostacyclin analogue beraprost (beraprost-MR), for the treatment of PAH.

We have been studying various formulations of beraprost since 2000. We completed a phase I safety trial of a reformulated, single-isomer version of beraprost (314d) in July 2012, and the preliminary data suggested that dosing 314d four times a day was safe. We believe that 314d and treprostinil bind selectively to different sets of prostacyclin receptors within the lung and thus could provide certain groups of patients with differing sets of safety and efficacy profiles. We also believe treprostinil and 314d have complimentary pharmacokinetic profiles, which could mean they will provide greater efficacy in combination.  As such, we are enrolling a phase III study called BEAT (BEraprost 314d Add-on to Tyvaso) to evaluate the clinical benefit of 314d in combination with Tyvaso for patients with PAH.

In addition, during the third quarter of 2012 we initiated efforts to develop an extended-release injection we refer to as TransCon beraprost, which incorporates the TransCon technology described above under TransCon Treprostinil and is intended to be self-administered by PAH patients once daily.

Cell-Based Therapy

In June 2011, we entered into a license agreement with Pluristem Ltd. (Pluristem) to develop and commercialize a cell-based product for the treatment of PAH using Pluristem’s proprietary cell technology known as PLacental eXpanded (PLX) cells. We commenced a phase I clinical study in Australia during the second quarter of 2013.  In June 2013, the FDA issued a clinical hold on a phase II study of PLX being conducted by Pluristem in another indication and as a result we suspended enrollment in our study.  In September 2013, the FDA released the clinical hold and we have re-commenced enrollment in our study.

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

From inception to September 30, 2013, we have spent $958.4 million on all of our current and former cardiopulmonary disease programs.

Cancer-Related Projects

Ch14.18 Antibody

In July 2010, we entered into a Cooperative Research and Development Agreement (CRADA) with the National Cancer Institute (NCI) of the United States National Institutes for Health to collaborate on the late-stage development and regulatory approval process for Chimeric Monoclonal Antibody 14.18 (Ch14.18) for children with high-risk neuroblastoma and patients with other forms of cancer. Ch14.18 is an antibody that has shown potential in the treatment of neuroblastoma by targeting GD2, a glycolipid on the surface of tumor cells. Under the terms of the CRADA, NCI has completed a second phase III clinical trial in 105 patients to define more clearly the safety and toxicity profile of Ch14.18 immunotherapy in children with high-risk neuroblastoma, and we are developing the commercial production capability for the antibody. As part of developing our commercial production capability, we will need to demonstrate comparability of our Ch14.18 to the NCI-produced Ch14.18, which typically includes a series of analytical and bioanalytical assays and human pharmacokinetics. The human pharmacokinetics study is underway, having completed enrollment in August 2013. The NCI studies include a previously conducted randomized, phase III clinical trial and all other necessary studies supported by NCI. Collectively, these NCI studies will be used as the basis for a marketing authorization application (MAA) we expect to file during the fourth quarter of 2013 seeking EMA approval of Ch14.18 immunotherapy for the treatment of neuroblastoma, as well as a biologics license application (BLA) we expect to file in the first half of 2014 seeking FDA approval.  We received orphan drug designation for Ch14.18 from both the FDA and the EMA.

We have spent $102.1 million from inception to September 30, 2013, on all of our current and former cancer programs.

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

In September 2011, we were awarded a cost plus fixed fee contract with an aggregate value of up to $45.0 million under a Broad Agency Announcement from the National Institute of Allergy and Infectious Diseases (NIAID) of the United States National Institutes for Health for studies directed toward the development of a broad spectrum antiviral drug with a primary indication for dengue and a secondary indication for influenza, based on our glycobiology antiviral platform. Under the contract’s base period of forty-two months, we will receive $10.6 million in funding.  In addition, there are eight milestone-based options to expand the project and funding under the contract. To date, we have received contract modifications exercising four of these options, increasing total committed contract funding to approximately $25.7 million. We recognize revenue under this contract to the extent of allowable costs incurred, plus a proportionate amount of fees earned.

We plan to begin enrolling a phase I clinical trial of our lead antiviral candidate, an alpha-glucosidase inhibitor called UV-4B, during the fourth quarter of 2013 or the first quarter of 2014.

We have spent $72.3 million from inception to September 30, 2013, on all of our current and former infectious disease programs.

Future Prospects

The extent of our future success is dependent on how well we achieve the following objectives: (1) in the near term, continued growth in sales of our current commercial products by increasing our market share and launching enhancements designed to improve patient care, such as implantable pumps for Remodulin and a once-daily self-injectable form of treprostinil and/or beraprost; (2) in the medium term, augmenting our near-term product growth through: (a) the approval and launch of oral prostacyclin analogues for use in combination with Adcirca and other oral therapies at earlier stages of PAH, and (b) commercial launch and sales of one or more of our antiviral drug candidates to the government and private sectors; and (3) in the long term, supplementing our oral, inhaled and infused PAH therapy revenues by introducing transplantable cells, tissues and organs that may provide effective treatment for PAH and other end-stage lung diseases.

Our ability to achieve these objectives and sustain our growth and profitability will depend on many factors including among others: (1) the timing and outcome of clinical trials and regulatory approvals for products we develop; (2) the timing of the commercial launch of new products; (3) the pricing of and demand for our products and services; (4) the reimbursement of our products by public and private insurance organizations; (5) the competition we face within our industry; (6) our ability to effectively manage our growth in an increasingly complex regulatory environment; and (7) our ability to defend against generic competition, including the ongoing challenge against our Remodulin patents by a generic drug company.

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

Financial Position

Cash and cash equivalents and current and non-current marketable investments, excluding restricted amounts (cash and investments) at September 30, 2013 totaled $1,038.8 million, compared to $784.9 million as of December 31, 2012. The increase in cash and cash equivalents and marketable investments of $253.9 million resulted primarily from an approximately 23 percent increase in revenues during the nine-month period ended September 30, 2013, as compared to the same period in 2012.

Accounts receivable at September 30, 2013 was $130.6 million, compared to $116.6 million at December 31, 2012.  The increase in accounts receivable of $14.0 million reflects the normal timing of invoices and collections.

Other assets at September 30, 2013 was $53.4 million, compared to $26.8 million at December 31, 2012.  The increase of $26.6 million was driven by $30.8 million of investments in two privately-held companies.

Current convertible notes increased by $213.0 million due to the reclassification of our 2016 Convertible Notes from their long-term status at December 31, 2012. Refer to Note 9—Debt—Convertible Notes Due 2016 included in this Quarterly Report on Form 10-Q for further details.

Other current liabilities increased by $64.9 million, from $93.6 million at December 31, 2012, to $158.4 million at September 30, 2013. The increase primarily resulted from the following components: (1) an $81.4 million increase in the STAP liability as a result of the appreciation in our common stock price; and (2) a $2.0 million increase in accruals relating to construction projects that have either commenced or are in the planning stage. These aforementioned increases were offset by a $20.1 million decrease in taxes payable as a result of estimated federal and state tax payments made during 2013.

Temporary equity at September 30, 2013 was $47.9 million, compared to $10.9 million at December 31, 2012. The $37.0 million increase in temporary equity corresponded to the reclassification of $37.0 million (equal to the unamortized discount of our 2016 Convertible Notes as of September 30, 2013) from additional paid-in capital, as our 2016 Convertible Notes were convertible at the election of their holders as of September 30, 2013. For further details refer to Note 9—Debt—Convertible Notes Due 2016 and Note 10—Temporary Equity to the consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Additional paid-in capital was $1,029.7 million at September 30, 2013 compared to $1,015.8 million at December 31, 2012. The $13.9 million increase primarily consisted of the following components: (1) a $21.9 million increase in share-based compensation recognized in connection with our Chief Executive Officer’s potential year-end stock option award; (2) a $25.7 million increase in proceeds from the exercise of stock options and related tax benefits; and (3) a $2.7 million increase in proceeds from the issuance of shares under our employee stock purchase plan.  These increases were offset by a $37.0 million reclassification discussed above to temporary equity.

The $42.4 million increase in treasury stock reflects the cost to repurchase of approximately 709,000 shares of our common stock.

Three Months Ended September 30, 2013 and September 30, 2012

Revenues

The following table sets forth the components of net revenues (dollars in thousands):

	Three Months Ended September 30,		Percentage
	2013	2012	Change
Cardiopulmonary products:
Remodulin	$132,322	$120,811	9.5%
Tyvaso	120,306	88,302	36.2%
Adcirca	47,378	31,804	49.0%
Other	2,219	1,551	43.1%
Total net revenues	$302,225	$242,468	24.6%

The growth in product revenues for the three months ended September 30, 2013, compared to the same quarter in 2012, corresponded primarily to the continued increase in the number of patients being treated with our products. For the three months ended September 30, 2013 and 2012, approximately 76 and 79 percent, respectively, of total net revenues were derived from our three U.S.-based specialty pharmaceutical distributors.

The tables below include a reconciliation of the accounts associated with estimated rebates, prompt-pay discounts, sales allowances and distributor fees (in thousands):

	Three Months Ended September 30, 2013
	Rebates	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance July 1, 2013	$20,291	$2,649	$3,489	$2,405	$28,834
Provisions attributed to sales in:
Current period	20,472	6,465	386	1,865	29,188
Prior periods	1,840	—	(665)	—	1,175
Payments or credits attributed to sales in:
Current period	(1,815)	(3,865)	—	(244)	(5,924)
Prior periods	(19,818)	(2,641)	(78)	(1,830)	(24,367)
Balance, September 30, 2013	$20,970	$2,608	$3,132	$2,196	$28,906

	Three Months Ended September 30, 2012
	Rebates	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, July 1, 2012	$16,800	$1,874	$2,088	$1,199	$21,961
Provisions attributed to sales in:
Current period	12,590	4,914	397	1,135	19,036
Prior periods	(30)	—	184	—	154
Payments or credits attributed to sales in:
Current period	(796)	(2,903)	—	(515)	(4,214)
Prior periods	(13,832)	(1,811)	(53)	(1,223)	(16,919)
Balance, September 30, 2012	$14,732	$2,074	$2,616	$596	$20,018

Research and Development Expense

The table below summarizes research and development expense by major project and non-project component (dollars in thousands):

	Three Months Ended September 30,		Percentage
	2013	2012	Change
Project and non-project component:
Cardiopulmonary	$28,777	$43,823	(34.3)%
Share-based compensation expense	30,551	11,816	158.6%
Other	13,421	9,516	41.0%
Total research and development expense	$72,749	$65,155	11.7%

Cardiopulmonary. The $15.0 million decrease in cardiopulmonary program expense for the three months ended September 30, 2013, compared to the same three-month period in 2012, was attributable to the recognition of $15.0 million in non-refundable license fees incurred during the same period in 2012.

Share-based compensation. The increase in share-based compensation of $18.7 million for the three months ended September 30, 2013, compared to the same three-month period in 2012, resulted from a combination of a 41 percent increase in the price of our common stock when comparing our stock price at September 30, 2013 to September 30, 2012 and a 20 percent increase in our stock price for the three months ended September 30, 2013 versus a 13 percent increase for the same three-month period in 2012.

Other. The increase in other research and development expense of $3.9 million for the three months ended September 30, 2013, compared to the same three-month period in 2012, primarily reflects a $2.9 million increase in expenses related to our neuroblastoma program.

Selling, General and Administrative Expense

The table below summarizes selling, general and administrative expense by major category (dollars in thousands):

	Three Months Ended September 30,		Percentage
	2013	2012	Change
Category:
General and administrative	$33,253	$32,924	1.0%
Sales and marketing	18,101	17,229	5.1%
Share-based compensation expense	42,757	18,473	131.5%
Total selling, general and administrative expense	$94,111	$68,626	37.1%

Share-based compensation. The increase in share-based compensation of $24.3 million for the three months ended September 30, 2013, compared to the same three-month period in 2012, resulted from a combination of a 41 percent increase in the price of our common stock when comparing our stock price at September 30, 2013 to September 30, 2012 and a 20 percent increase in our stock price for the three months ended September 30, 2013 versus a 13 percent increase for the same three-month period in 2012.

Total Other (Expense) Income, net

Other expense, net was $3.5 million for the quarter ended September 30, 2013, compared to other income, net of $27.8 million for the same quarter in 2012. The $31.2 million decrease in other income (expense), net was driven largely by the recognition of a $31.0 million gain from insurance proceeds during the three months ended September 30, 2012.

Income Taxes

The provision for income tax expense is based on an estimated annual effective tax rate that is subject to adjustment in subsequent quarterly periods if components used to estimate the annual effective tax rate are revised. The estimated annual effective tax rates were 34 percent and 31 percent as of September 30, 2013 and 2012, respectively.

Nine Months Ended September 30, 2013 and September 30, 2012

Revenues

The following table sets forth the components of net revenues (dollars in thousands):

	Nine Months Ended September 30,		Percentage
	2013	2012	Change
Cardiopulmonary products:
Remodulin	$371,314	$341,755	8.6%
Tyvaso	324,409	239,578	35.4%
Adcirca	124,924	84,359	48.1%
Other	7,320	6,567	11.5%
Total net revenues	$827,967	$672,259	23.2%

The growth in product revenues for the nine months ended September 30, 2013, compared to the same nine-month period in 2012, corresponded primarily to the continued increase in the number of patients being treated with our products. For the nine months ended September 30, 2013 and 2012, approximately 77 and 79 percent, respectively, of total net revenues were derived from our three U.S.-based specialty pharmaceutical distributors.

The tables below include a reconciliation of the accounts associated with estimated rebates, prompt-pay discounts, sales allowances and distributor fees (in thousands):

	Nine Months Ended September 30, 2013
	Rebates	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, January 1, 2013	$15,207	$2,115	$3,350	$1,281	$21,953
Provisions attributed to sales in:
Current period	59,896	17,913	431	5,400	83,640
Prior periods	986	—	(506)	3	483
Payments or credits attributed to sales in:
Current period	(38,938)	(15,305)	—	(3,204)	(57,447)
Prior periods	(16,181)	(2,115)	(143)	(1,284)	(19,723)
Balance, September 30, 2013	$20,970	$2,608	$3,132	$2,196	$28,906

	Nine Months Ended September 30, 2012
	Rebates	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, January 1, 2012	$13,993	$1,679	$1,402	$732	$17,806
Provisions attributed to sales in:
Current period	38,433	13,808	1,204	3,923	57,368
Prior periods	(954)	—	127	—	(827)
Payments or credits attributed to sales in:
Current period	(24,916)	(11,729)	—	(3,296)	(39,941)
Prior periods	(11,824)	(1,684)	(117)	(763)	(14,388)
Balance, September 30, 2012	$14,732	$2,074	$2,616	$596	$20,018

Research and Development Expense

The table below summarizes research and development expense by major project and non-project component (dollars in thousands):

	Nine Months Ended
	September 30,		Percentage
	2013	2012	Change
Project and non-project component:
Cardiopulmonary	$83,895	$91,459	(8.3)%
Share-based compensation expense	58,285	14,959	289.6%
Other	35,616	29,493	20.8%
Total research and development expense	$177,796	$135,911	30.8%

Cardiopulmonary. The $7.6 million decrease in cardiopulmonary program expense for the nine months ended September 30, 2013, compared to the same nine-month period in 2012, was attributable to the recognition of $15.0 million in non-refundable license fees incurred during the nine-month period in 2012 that were not incurred in 2013, which was partially offset by an increase of $7.9 million in expenses related to work on TransCon once-daily injectable prostacyclin analogues.

Share-based compensation. The increase in share-based compensation of $43.3 million for the nine months ended September 30, 2013, compared to the same nine-month period in 2012, resulted from a combination of a 41 percent increase in the price of our common stock when comparing September 30, 2013 to September 30, 2012, and a 48 percent increase in our stock price for the nine months ended September 30, 2013 versus an 18 percent increase for the same nine-month period in 2012.

Other. The $6.1 million increase in other research and development expense reflects a $6.6 million increase in expenses related our neuroblastoma project.

Selling, General and Administrative Expense

The table below summarizes selling, general and administrative expense by major category (dollars in thousands):

	Nine Months Ended
	September 30,		Percentage
	2013	2012	Change
Category:
General and administrative	$102,123	$85,781	19.1%
Sales and marketing	52,833	51,432	2.7%
Share-based compensation expense	81,876	24,460	234.7%
Total selling, general and administrative expense	$236,832	$161,673	46.5%

General and administrative. The $16.3 million increase in general and administrative expense for the nine months ended September 30, 2013, compared to the same nine-month period in 2012, consisted of the following main components: (1) a $9.0 million increase in grants to non-affiliated, non-profit organizations that provide financial assistance to patients with PAH; (2) a $6.5 million increase in operating expenses associated with our expansion and the general growth of our business; (3) a $3.2 million increase in consulting and professional fees; and (4) a $4.6 million increase in salary-related expenses related to an increase in headcount. These increases were offset in part by a $6.8 million impairment charge on an acquired contract-based intangible we recognized during the nine-month period ending September 30, 2012, for which there was no corresponding transaction during the same nine-month period in 2013.

Share-based compensation. The $57.4 million increase in share-based compensation for the nine months ended September 30, 2013, compared to the same nine-month period in 2012, was attributable to a combination of a 41 percent increase in the price of our common stock when comparing September 30, 2013, to September 30, 2012 and a 48 percent increase in our stock price for the nine months ended September 30, 2013 versus an 18 percent increase for the same nine-month period in 2012.

Total Other (Expense) Income, net

Other expense, net was $10.5 million for the nine-months ended September 30, 2013, compared to other income, net of $22.7 million for the same period in 2012. The $33.1 million decrease in other income, net was driven largely by the recognition of a $31.0 million gain from insurance proceeds during the nine months ended September 30, 2012.

Income Taxes

The provision for income tax expense is based on an estimated annual effective tax rate that is subject to adjustment in subsequent quarterly periods if components used to estimate the annual effective tax rate are revised. The estimated annual effective tax rates as of September 30, 2013 and 2012 were 34 percent and 31 percent, respectively.

Liquidity and Capital Resources

We have funded our operations principally through sales of our commercial products and, from time-to-time, third-party financing arrangements. We believe that our current liquidity is sufficient to fund ongoing operations and future business plans as we expect demand for our commercial products to continue to grow. Furthermore, our customer base remains stable and, we believe, presents minimal credit risk. However, any projections of future cash flows are inherently subject to uncertainty and we may seek other forms of financing.

Cash Flows

Operating Activities

Net cash provided by operating activities was $320.8 million for the nine months ended September 30, 2013, compared to $218.4 million for the nine months ended September 30, 2012. The increase of $102.4 million in net operating cash flows for the nine months ended September 30, 2013 as compared to the same period ending on September 30, 2012 principally resulted from a $102.0 million increase in share-based compensation expense due to a 48 percent increase in the price of our common stock in 2013, and an $11.1 million increase in current and deferred income taxes. These increases were partially offset by a decrease of $31.0 million in insurance proceeds receivable resulting from the collection of this amount, and a $44.6 million decrease in other liabilities, primarily resulting from an increase in estimated tax payments for the nine months ended September 30, 2013.

Investing Activities

Net cash used in investing activities was $138.6 million for the nine months ended September 30, 2013, compared to $1.3 million of net cash provided by investing activities for the nine months ended September 30, 2012. The $140.0 million decrease in investing cash flows reflects a $181.3 million increase in purchases of held-to-maturity investments net of maturities and an increase in investments in privately-owned companies of $30.8 million during the nine months ended September 30, 2013. The increase in investment-purchase activity was partially offset by a $72.2 million decrease in construction expenditures as result of the completion of our construction projects in Maryland and North Carolina in 2012.

Financing Activities

Net cash used in financing activities was $14.0 million for the nine months ended September 30, 2013, compared to $119.2 million for the nine months ended September 30, 2012. The $105.2 million reduction of cash used in financing activities reflects a decrease of $88.5 million in repurchases of our common stock, an increase of $13.9 million in proceeds and related tax benefits from the exercise of stock options and an increase of $2.7 million from the issuance of stock under our employee stock purchase plan during the nine months ended September 30, 2013 when compared to the same nine-month period in 2012.

Working Capital

At September 30, 2013, we had working capital of $463.8 million, compared to $491.7 million at December 31, 2012.  The decrease in working capital of $27.9 million corresponded to an increase in current liabilities of $292.2 million reflecting the $213.0 million reclassification of our 2016 Convertible Notes to a current liability from a long-term liability and a $64.9 million increase other current liabilities. These decreases to working capital were substantially offset by the following -increases: (1) $237.6 million in cash and short term marketable investments; (2) accounts receivable of $14.0 million; and (3) inventory of $12.4 million. See Financial Position above for further information.

In addition, at September 30, 2013, we had $321.6 million of long-term marketable securities that could be liquidated, or used to collateralize borrowings against our line of credit facility, if necessary, to fund our operations.

Convertible Senior Notes

In October 2011, we issued the 2016 Convertible Notes with an aggregate principal value of $250.0 million. The 2016 Convertible Notes are unsecured, unsubordinated debt obligations that rank equally with all of our other unsecured and unsubordinated indebtedness. We pay interest at 1.0 percent per annum semi-annually on March 15 and September 15 of each year. The initial conversion price is $47.69 per share and the number of underlying shares used to determine the aggregate consideration upon conversion is approximately 5.2 million shares.

Conversion can occur: (1) any time after June 15, 2016; (2) during any calendar quarter that follows a calendar quarter in which the price of our common stock exceeds 130 percent of the conversion price for at least 20 days during the 30 consecutive trading-day period ending on the last trading day of the quarter; (3) during the ten consecutive trading-day period following any five consecutive trading-day period in which the trading price of the 2016 Convertible Notes is less than 95 percent of the closing price of our common stock multiplied by the then current number of shares underlying the 2016 Convertible Notes; (4) upon specified distributions to our shareholders; (5) in connection with certain corporate transactions; or (6) in the event that our common stock ceases to be listed on the NASDAQ Global Select Market, the NASDAQ Global Market or the New York Stock Exchange, or any of their respective successors.

The closing price of our common stock exceeded 130 percent of the conversion price of the 2016 Convertible Notes for more than 20 trading days during the 30 consecutive trading day period ended September 30, 2013. Consequently, the 2016 Convertible Notes are convertible at the election of their holders. As this conversion right was not within our control, the 2016 Convertible Notes have been classified as a current liability on our consolidated balance sheet at September 30, 2013. We are required to calculate this contingent conversion at the end of each quarterly reporting period. Therefore, the convertibility and classification of our 2016 Convertible Notes may change depending on the price of our common stock.

Upon conversion, holders of our 2016 Convertible Notes are entitled to receive: (1) cash equal to the lesser of the principal amount of the notes or the conversion value (the number of shares underlying the 2016 Convertible Notes multiplied by the then-current conversion price per share); and (2) to the extent the conversion value exceeds the principal amount of the notes, shares of our common stock. In the event of a change in control, as defined in the indenture under which the 2016 Convertible Notes have been issued, holders can require us to purchase all or a portion of their 2016 Convertible Notes for 100 percent of the principal amount plus any accrued and unpaid interest. It is our expectation, based on our understanding of the historical behavior of holders of convertible notes with terms similar to ours and our experience from our previous issuance of senior convertible notes, that most, if not all, of our outstanding 2016 Convertible Notes will be held until maturity. We currently have sufficient cash and cash equivalents and borrowing capacity to fund any conversions.

Mortgage Financing

In December 2010, we entered into a Credit Agreement with Wells Fargo Bank, National Association (Wells Fargo) and Bank of America, N.A., pursuant to which we obtained a $70.0 million mortgage loan (the 2010 Credit Agreement). The 2010 Credit Agreement matures in December 2014 and is secured by certain of our facilities in Research Triangle Park, North Carolina and Silver Spring, Maryland. Annual principal payments are based on a twenty-five year amortization schedule using a fixed rate of interest of 7.0 percent and the outstanding debt bears a floating rate of interest per annum based on the one-month LIBOR, plus a credit spread of 3.75 percent, or approximately 3.9 percent as of September 30, 2013. Alternatively, we have the option to change the rate of interest charged on the loan to 2.75 percent plus the greater of: (1) Wells Fargo’s prime rate, or (2) the federal funds effective rate plus 0.05 percent, or (3) LIBOR plus 1.0 percent.  We can prepay the loan balance without being subject to a prepayment premium or penalty. The 2010 Credit Agreement contains financial covenants, and as of September 30, 2013, we were in compliance with these covenants.

Line of Credit

On September 26, 2013, we entered into a Credit Agreement with Wells Fargo providing for a $75.0 million revolving loan facility, which may be increased by up to an additional $75.0 million provided certain conditions are met (the 2013 Credit Agreement). We plan to use this facility for general corporate purposes.  At our option, amounts borrowed under the 2013 Credit Agreement will bear interest at either the one-month LIBOR plus a 0.50 percent margin, or a fluctuating base rate excluding any margin. In addition, we will be subject to a monthly commitment fee at a rate of 0.06 percent per annum based on the average daily unused balance of the facility. Amounts borrowed under the 2013 Credit Agreement are secured by certain of our marketable investments. The 2013 Credit Agreement has a one-year term. As of September 30, 2013, we have not drawn on this facility.

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

Share Repurchases

From time to time, our Board of Directors may authorize plans to repurchase our common stock. In February 2013, we announced that our Board of Directors authorized a share repurchase program for up to $420.0 million in aggregate repurchases of our common stock in the open market or privately negotiated transactions. The repurchase authorization became effective over a one-year period beginning on March 4, 2013. As of September 30, 2013, we had acquired 708,998 shares of our common stock at a cost of $42.4 million under this repurchase plan.

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

Recently Issued Accounting Standards

There were no accounting standards updates issued during the quarter ended September 30, 2013 that would have any impact on our consolidated financial statements.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2013, we have invested $716.2 million in debt securities issued by corporations and federally-sponsored agencies. The market value of these investments varies inversely with changes in current market interest rates. In general, as interest rates increase, the market value of these debt securities would be expected to decrease. Similarly, as interest rates decrease, the market value of these debt securities would be expected to increase. To address market risk, we invest in debt securities that mature within three years and hold these investments to maturity so that they can be redeemed at their stated or face value. At September 30, 2013, our investments had a weighted average stated interest rate of approximately 0.34 percent and a weighted average maturity of approximately 1.0 year. Many of our investments are callable prior to maturity.

During sustained periods of instability and uncertainty in the financial markets, we could be exposed to additional investment-related risks that could materially affect the value and liquidity of our investments. In light of these risks, we actively monitor market conditions and developments specific to the securities and security classes we invest in. We believe that we maintain a conservative investment approach in that we invest exclusively in highly rated securities with relatively short maturities. While we believe we take prudent measures to mitigate investment related risks, such risks cannot be fully eliminated, as circumstances can occur that are beyond our control.

Item 4.    CONTROLS AND PROCEDURES

Based on their evaluation, as of September 30, 2013, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, summarized, processed and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

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

We responded to the Original Notice Letter by filing a lawsuit in March 2012 against Sandoz in the U.S. District Court for the District of New Jersey alleging patent infringement.  We responded to the Second Notice Letter by filing an additional lawsuit in January 2013 for patent infringement in the U.S. District Court for the District of New Jersey.  Sandoz has filed its answer to our complaints in both lawsuits, and has also filed counterclaims in each action alleging that the patents at issue in the litigation are invalid or will not be infringed by the commercial manufacture, use or sale of the proposed product described in Sandoz’s ANDA submission.  We have filed answers to the counterclaims in both lawsuits.

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

•                  Expectations with respect to conversions of our 2016 Convertible Notes;

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

•                  The timing and outcome of clinical studies and related regulatory filings, including: (1) our plans to complete our FREEDOM-EV study of oral treprostinil by the end of 2016; (2) our aim to obtain United States Food and Drug Administration (FDA) approval for oral treprostinil before the end of 2017; (3) our plan to file for approval for oral treprostinil in Europe upon the completion of the FREEDOM-EV study; (4) our program with Medtronic Inc. (Medtronic) to develop an implantable pump for Remodulin; and (5) our plan to begin a phase I clinical study of our lead antiviral candidate, UV-4B during the fourth quarter of 2013 or the first quarter of 2014.

•                  The timing and outcome of required pricing approvals and risk management plan approvals in individual European countries, in order to begin marketing intravenous Remodulin in those countries;

•                  The expected likelihood and timing of regulatory submissions and approvals for drug candidates under development and the timing of related sales, including our expected filing of a marketing authorization application with the European Medicines Agency (EMA) for Ch14.18 for the treatment of neuroblastoma, during the fourth quarter of 2013, and a biologics license application with the FDA during the first half of 2014;

•                  The outcome of potential future regulatory actions, including audits and inspections, by the FDA and international regulatory agencies;

•                  The impact of competing therapies, including generic products (such as generic sildenafil) and newly-developed therapies, on sales of our commercial products;

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

Sales of Remodulin, Tyvaso and Adcirca comprise virtually all of our revenues. A wide variety of events, many of which are described in other risk factors below, could cause sales of these products to decline. For instance, we would be unable to sell any of these products if their regulatory approvals were withdrawn. Any substantial change in the prescribing practices or dosing patterns of patients using Remodulin, Tyvaso or Adcirca due to combination or competing therapies, side effects, adverse events, deaths or any other reasons could decrease related revenues.  We also face potential generic competition. For example, during the fourth quarter of 2012, generic sildenafil became commercially available, which could negatively affect future market demand for Adcirca. In addition, we rely on third parties to produce, market, distribute and sell Remodulin, Tyvaso and Adcirca. The inability of any one of these third parties to perform these functions satisfactorily could result in a reduction in sales. We are also increasingly internalizing elements of our production process for Remodulin and Tyvaso, and any failure to manage our internal production processes could result in an inability to meet demand. Because we are highly dependent on sales of Remodulin, Tyvaso and Adcirca, a reduction in sales of any one of these products could have a negative and material adverse impact on our operations.

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

In addition, we have commenced a phase III clinical trial, FREEDOM-EV, which is a study of oral treprostinil in combination with other approved pulmonary arterial hypertension (PAH) therapies. One co-primary end point of the study is time to clinical worsening. Based on feedback we have received from the FDA regarding our NDA for oral treprostinil, it appears that the clinical worsening endpoint has become increasingly important to demonstrate efficacy in PAH patients to the FDA’s standards. We have not previously conducted a study with a time to clinical worsening primary endpoint. Our inexperience with this type of trial design may impact our ability to conduct the trial appropriately and achieve positive results, or complete the trial within our anticipated timetable. Failure to prove the efficacy of oral treprostinil in combination with other PAH therapies could hinder our ability to obtain FDA approval of oral treprostinil. Although we have filed a second resubmission of our NDA for oral treprostinil, in light of the FDA’s previous complete response letters we may not receive FDA approval of this latest NDA resubmission.  Based on the FDA’s decision, we may need to amend or replace the FREEDOM-EV study, or supplement it with additional studies, which could add significant costs and/or further delay the approval of oral treprostinil. Accordingly, we may not obtain FDA approval of oral treprostinil by our target date of no later than 2017, if at all.

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

In 2008, we reported that our FREEDOM-C phase III clinical trial of oral treprostinil in patients with PAH did not achieve statistical significance for its primary endpoint (p=0.072). These results prompted us to amend the protocol for our FREEDOM-M phase III clinical trial of oral treprostinil and initiate an additional phase III clinical trial of oral treprostinil, FREEDOM-C2. In June 2011, we announced the completion of the FREEDOM-M trial, which achieved statistical significance for its primary endpoint (p=0.0125). However, our FREEDOM-C2 trial did not achieve statistical significance for its primary endpoint (p=0.089), as we announced in 2011. The FDA has issued two complete response letters declining to approve our NDA for oral treprostinil. In September 2013, the FDA accepted a second resubmission of our NDA for oral treprostinil; however, we cannot be certain that our latest resubmission will be approved. Furthermore, the approval process may be prolonged if the results of our FREEDOM-EV phase III clinical trial or other clinical studies are required for approval. A delay or failure to receive regulatory approval for oral treprostinil would likely curtail our sales growth.

We may not compete successfully with established and newly developed drugs or products, or the companies that develop and market them.

We compete with well-established drug companies for, among other things, funding, licenses, expertise, personnel, clinical trial patients and investigators, consultants and third-party collaborators. We also compete with these companies for market share. Most of these competitors have substantially greater financial, marketing, manufacturing, sales, distribution and technical resources, and a larger number of approved products, than we do. These competitors also possess greater experience in areas critical to success such as research and development, clinical trials, sales and marketing and regulatory matters. There are several treatments that compete with our commercial therapies, as well as several other therapies under development, including late-stage investigational products that have recently completed or are undergoing phase III pivotal trials. For the treatment of PAH, we compete with a number of approved products in the United States and worldwide, including the following: Flolan®, Ventavis®, Ilomedin®, Tracleer®, Revatio®, Letairis®, Veletri®, Adempas® (riociguat), Opsumit® (macitentan), generic epoprostenol and generic sildenafil. Patients and doctors may perceive these competing products, or products developed in the future, as safer, more effective, more convenient and/or less expensive than our therapies. Alternatively, doctors may reduce the prescribed doses of our products if they prescribe them in combination with our competitors’ products. In addition, certain competing products are less invasive than Remodulin and the use of these products may delay or prevent initiation of Remodulin therapy. Any of these circumstances can negatively impact our operating results.

Development of new products or technologies by others may make our products obsolete or seemingly inferior.

Other companies may introduce new products that may render all or some of our technologies and products obsolete or noncompetitive. Our commercial therapies have to compete with numerous investigational products currently in development, including several investigational PAH therapies for which phase III pivotal trials are underway or have been recently completed. In addition, alternative approaches to treating chronic diseases, such as gene therapy or cell therapy, may make our products obsolete or noncompetitive. If introduced into the market, investigational therapies for PAH could be used in combination with, or as a substitute for, our therapies. If this occurs, doctors may reduce or discontinue the use of our products for their patients.

Sales of our products are subject to reimbursement from government agencies and other third parties. Pharmaceutical pricing and reimbursement pressures may negatively impact our sales.

The commercial success of our products depends, in part, on the availability of reimbursements by governmental payers such as Medicare and Medicaid, and private insurance companies. In the United States, the European Union and other potentially significant markets for our products, government payers and/or third-party payers are increasingly attempting to limit or regulate the price of medicinal products and frequently challenge the pricing of new and expensive drugs. Our prostacyclin analogue products (Remodulin and Tyvaso) are expensive therapies. Consequently, it may be difficult for our specialty pharmaceutical distributors or wholesalers to obtain adequate reimbursement for our products from third-party payers to motivate such distributors or wholesalers to support our products. Alternatively, third-party payers may reduce the amount of reimbursement for our products based on changes in pricing of other therapies for PAH. If third-party payers do not approve our products for reimbursement, or limit reimbursements, patients and physicians could choose competing products that are approved for reimbursement or provide lower out-of-pocket costs.

In the United States, the federal government and others are increasingly focused on analyzing the impact of various regulatory programs on the federal deficit, which could result in increased pressure on federal programs to reduce costs. In addition, financial pressures may cause government or other third-party payers to seek cost containment more aggressively through mandatory discounts or rebates on our products, policies requiring the automatic substitution of generic products, more rigorous requirements for initial reimbursement approvals for new products or other similar measures. For example, there have been recent proposals to reduce reimbursement rates and/or adopt mandatory rebates under Medicare Part B, which covers Remodulin and Tyvaso. A reduction in the availability or extent of reimbursement from government health care programs could have a material adverse effect on our business and results of our operations.

In Europe, the success of our commercial products and future products depends largely on obtaining and maintaining government reimbursement. In many European countries, patients are unlikely to use prescription drugs that are not reimbursed by their governments. Countries in Europe are under increasing pressure to reduce the cost of health care. Changes to current reimbursement policies may adversely affect our ability to sell our products or sell our products on a profitable basis. In many markets outside the United States, governments control the prices of prescription pharmaceuticals through the implementation of reference pricing, price cuts, rebates, revenue-related taxes and profit control. Furthermore, international governments expect prices of prescription pharmaceuticals to decline over the life of the product or as prescription volumes increase. In addition, in December 2011, we received marketing approval for the intravenous use of Remodulin in most of the countries that are members of the European Economic Area (EEA); however, we are in the process of obtaining approval of our risk management plan on a country-by-country basis, and must obtain pricing approval in each of these member countries before we can market Remodulin. Delays in obtaining these approvals could impact our future sales growth. Additionally, in granting pricing approval for the intravenous use of Remodulin, a member country may approve a lower reimbursement price for intravenous Remodulin than for subcutaneous Remodulin, or reduce the reimbursement price for both methods of administering Remodulin. Any regulatory action reducing the reimbursement rates for intravenous and subcutaneous Remodulin could have a material adverse effect on our revenues, results of operations and our business.

Our production strategy exposes us to significant risks.

We must be able to produce sufficient quantities of our commercial products to satisfy the growing demand for our products. The process of producing our products is difficult and complex, and currently involves a number of third parties. We synthesize treprostinil, the active ingredient in Remodulin and Tyvaso, and treprostinil diolamine, the active ingredient in oral treprostinil, in our Silver Spring, Maryland facility using raw materials and advanced intermediate compounds supplied by vendors. Although we formulate Remodulin and Tyvaso at our own facilities, we remain reliant on third-party supply and production arrangements for additional capacity and for our supply to countries outside the United States. We substantially rely on third parties to adhere to and maintain production processes in accordance with all applicable regulatory requirements. If any of these critical third-party production and supply arrangements are interrupted for compliance issues or other reasons, we may not have sufficient inventory to meet future demand. In addition, any change in suppliers and/or service providers could interrupt the production of our commercial products and impede the progress of our clinical trials and commercial launch plans.

In addition, while internalization of additional processes increases our control of production and reduces our reliance on third parties, this approach also subjects us to risks as we engage in increasingly complex production processes. For example, Remodulin and Tyvaso must be formulated in a sterile environment and we have limited experience with sterile manufacturing on a commercial scale. Some of the products we are developing will involve even more complicated production processes than our current products. For example, we are developing Ch14.18 MAb, a monoclonal antibody. As with all biologic products, monoclonal antibodies are inherently more difficult to produce than our current products and involve increased risk of viral and other contaminants.

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

•                  If we had to replace our own production operations or a third-party producer, the FDA and its international counterparts would require new testing and compliance inspections. Furthermore, a new producer would have to be familiarized with the processes necessary to produce and commercially validate our products, as producing our treprostinil-based products is complex;

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

We involve third parties extensively to assist us in: (1) the production of our commercial products; (2) conducting clinical trials; (3) obtaining regulatory approvals; (4) conducting pharmacovigilance-related and product complaint activities, including drug safety, reporting of adverse events and reporting of product complaints; and (5) marketing and distributing our products. The involvement of third parties is necessary because we do not possess the internal capacity, and in certain cases the expertise, to perform all of these functions. Accordingly, the success of these third parties in performing their contractual obligations is critical to our operations.

For risks relating to the involvement of third parties in our production process, see the risk factor above, entitled “Our production strategy exposes us to significant risks.”

We rely on Accredo Health Group, Inc. (Accredo), CuraScript, Inc. (CuraScript) and CVS Caremark (Caremark) to distribute and sell Remodulin and Tyvaso in the United States. These specialty pharmaceutical distributors are also partially responsible for negotiating reimbursements from third-party payers for the cost of our therapies. From time-to-time, we increase the price of products sold to our U.S.-based and international distributors. Our price increases may not be fully reimbursed by third-party payers. If our distributors do not achieve acceptable profit margins on our products, they may reduce or discontinue the sale of our products. Furthermore, if our international distributors devote fewer resources to sell our products or are unsuccessful in their sales efforts, our revenues may decline materially.

We rely on Eli Lilly and Company (Lilly) to manufacture and supply Adcirca for us, and we use Lilly’s pharmaceutical wholesaler network to distribute Adcirca in the United States and Puerto Rico. If Lilly is unable to manufacture or supply Adcirca or its distribution network is disrupted, it could delay, disrupt or prevent us from selling Adcirca, which could slow the growth of our business. In addition, Lilly has the right to determine the wholesale price of Adcirca, which generally moves in parity with the wholesale price Lilly sets for Cialis® (both of these products contain the same active ingredient). Lilly generally increases the price of both Cialis and Adcirca twice per year. Changes in Lilly’s wholesale prices could adversely impact demand or reimbursement for Adcirca, particularly in light of the commercial availability of generic sildenafil, the active ingredient in Revatio.

In addition, any change in service providers could interrupt the distribution of our commercial products and our other products and services, and impede the progress of our clinical trials, commercial launch plans and related revenues.

We rely heavily on third-party contract research organizations to conduct our clinical trials. In addition, the success of certain products we are developing will depend on clinical trials sponsored by third parties. Examples of such clinical trials include a phase III study of Ch14.18 conducted by the National Cancer Institute, and an ongoing study conducted by Medtronic using its implantable pump to deliver intravenous Remodulin. In the case of the implantable pump, we are also substantially reliant on Medtronic to complete the necessary regulatory filings. Failure by any of these parties to conduct or assist us in conducting clinical trials in accordance with study protocols, quality controls and GCP, and to submit associated regulatory filings, could limit our ability to rely on results of those trials in seeking regulatory approvals.

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

There are various laws in jurisdictions around the world that restrict particular marketing practices in the pharmaceutical and medical device industries. These laws include, but are not limited to, anti-kickback and false claims statutes, the Foreign Corrupt Practices Act and the UK Bribery Act. Our business activities may be subject to challenge under these laws, and any penalties imposed upon us could have a material adverse effect on our business and financial condition. Furthermore, we have significantly expanded our sales and marketing staff. Any expansion of sales and marketing efforts can increase the risks of noncompliance with these laws.  Expansion of our operations further outside the U.S., both directly and through third-party distributors, also has increased these risks.

In the United States, the federal health care program anti-kickback statute prohibits (among other activities), knowingly and willfully offering, paying, soliciting, or receiving compensation to induce (or in return for) the purchase, lease, order or arranging the purchase, lease or order of any health care product or service reimbursable under any federally financed health-care program. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers and prescribers, purchasers, and formulary managers. Although a number of statutory exemptions and regulatory safe harbors exist to protect certain common activities from prosecution, the exemptions and safe harbors are narrow, and practices that involve compensation intended to induce prescriptions, purchases, or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Our practices may not always meet all of the criteria for safe harbor protection.

Federal false claims laws prohibit any person from knowingly presenting (or causing the presenting of) a false claim for payment by the federal government, or knowingly making, or causing a false statement to be made in order to receive payment for a false claim. Several pharmaceutical and health care companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the company’s marketing of the product for unapproved, and thus non-reimbursable, uses. The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer’s product from reimbursement under government programs, criminal fines, and imprisonment.

Effective in March 2013, the Patient Protection and Affordable Care Act (PPACA) imposed new reporting requirements for pharmaceutical and device manufacturers with regard to payments or other transfers of value made to physicians and teaching hospitals. In addition, pharmaceutical and device manufacturers will be required to report and disclose investment interests held by physicians and their immediate family members during the preceding calendar year. Such information is to be made publicly available by the Secretary of Health and Human Services in a searchable format beginning March 31, 2014.

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

Our business depends upon our continuing ability to exploit our intellectual property rights in the drugs and other products that have been discovered and initially developed by others and those which we have commercialized and are developing further. These intellectual property rights have either been contractually licensed to us or have been acquired by us. Under each of our product license agreements, we are granted a license to exploit certain intellectual property owned by others that covers a drug or other product. Under each of our purchase agreements, we have purchased certain intellectual property. We may be required to license other intellectual property owned by third parties to continue to develop and commercialize our products.

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

•                  Our license and purchase agreements generally provide the licensor or seller with the right to terminate the agreement in the event of a breach — e.g., if we fail to pay royalties and other fees timely and do not cure the failure within a stated time period; and

•                  If a licensor of intellectual property that is exclusively licensed to us breaches its obligation or otherwise fails to maintain the intellectual property licensed to us, we may lose any ability to prevent others from developing or marketing similar products that are covered by such intellectual property. In addition, we may be forced to incur substantial costs to maintain the intellectual property ourselves or take legal action seeking to force the licensor to do so.

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

Our intellectual property rights may not effectively deter competitors from developing competing products that, if successful, could have a material adverse effect on our revenues and profits.

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

We continue to conduct research into new methods to synthesize treprostinil and have pending U.S. and international patent applications and patents relating to such methods. However, we cannot be sure that these additional patents will affect the possibility or timing of competitors’ efforts to bring products to market, or that additional patent applications will result in new patents. Upon the expiration of any of our patents, competitors may develop generic versions of our products and may market those generic versions to compete with our products. Competitors may also seek to design around our patents prior to their expiration in an effort to develop competing products that do not infringe our patents.

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

The validity, enforceability and scope of certain of our patents covering Remodulin are currently being challenged as a result of two abbreviated new drug application (ANDA) filings by a generic drug company. The outcome of current or any future challenges to the validity, enforceability or scope of our patents could significantly reduce revenues from Remodulin.

In February 2012, we received a Paragraph IV Certification Notice Letter (Original Notice Letter) from Sandoz advising that Sandoz had submitted an ANDA to the FDA requesting approval to market a generic version of the 10 mg/mL strength of Remodulin. In December 2012, we received notice (Second Notice Letter) that Sandoz had amended its previously filed ANDA, to request approval to market generic versions of the 1 mg/mL, 2.5 mg/mL, and 5 mg/mL strengths of Remodulin. In the Notice Letters, Sandoz states that it intends to market a generic version of Remodulin before the expiration of certain of our patents that expire in 2014, 2017 and 2029.

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

There can be no assurance that we will prevail in our defense of our patent rights. Our existing patents could be invalidated, found unenforceable or found not to cover a generic form of Remodulin. If Sandoz or another ANDA filer were to receive approval to sell a generic version of Remodulin and/or prevail in any patent litigation, Remodulin would become subject to increased competition and our revenue would be adversely affected. In addition, regardless of the outcome, any patent litigation could be costly, time consuming and a distraction to our management.

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

Third parties may seek to invalidate or otherwise challenge our patents. We may initiate litigation to enforce or defend our patents or intellectual property rights; however, litigation can be time consuming, distracting to our operations, costly and may conclude unfavorably for us. In addition, the outcome of patent infringement litigation often is difficult to predict. If we are unsuccessful with respect to any future legal action in the defense of our patents and our patents are invalidated or determined to be unenforceable, our business could be negatively impacted. Even if our patents are not determined to be invalid or unenforceable, it is possible that a competitor could circumvent our patents by effectively designing around the claims of our patents. Accordingly, our patents may not provide us with any competitive advantage.

To the extent third-party patents for which we currently do not hold licenses cover our products or services, licenses to these patents would be necessary to manufacture, use, sell or provide these products and services to prevent infringement. In the case of products or services that utilize intellectual property of strategic collaborators or other suppliers, such suppliers may have an obligation to secure the needed license to these patents at their cost. Otherwise, we would be responsible for the cost of these licenses. Royalty payments and other amounts under these licenses would erode our profits from the sale of related products and services. Moreover, we may be unable to obtain these licenses on acceptable terms or at all. If we fail to obtain a required license or are unable to alter the design of the product alleged to be infringed to avoid infringing a third-party patent, we would be unable to continue to manufacture or sell the related products.

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

Members of our management team, including our founder, Chairman and Chief Executive Officer, Dr. Martine Rothblatt, and our President and Chief Operating Officer, Dr. Roger Jeffs, play a critical role in defining our business strategy and maintaining our corporate culture.  The loss of the services and leadership of Dr. Rothblatt, Dr. Jeffs or any other members of our senior management team could have an adverse effect on our business.  We do not maintain key person life insurance on our senior management team members.  In addition, effective succession planning is important to our long-term success.  Failure to identify and retain adequate replacements for members of our senior management team and to transfer knowledge effectively could hinder the achievement of our business objectives. Our future success also depends on our ability to attract and retain qualified scientific and technical personnel. Competition for skilled scientific and technical personnel in the biotechnology and pharmaceutical industries is intense. Our compensation arrangements may not be sufficient to attract new qualified scientific and technical employees or retain existing scientific and technical employees.  If we fail to attract and retain such employees, we may not be successful in developing and commercializing new therapies for PAH and other diseases and conditions.

Improper handling of hazardous materials used in our activities could expose us to significant remediation liabilities.

Our research and development and manufacturing activities involve the controlled use of chemicals and hazardous substances and we are expanding these activities in both scale and location. In addition, patients may dispose of our products using means we do not control. Such activities subject us to numerous federal, state, and local environmental and safety laws and regulations that govern the management, storage and disposal of hazardous materials. Compliance with current and future environmental laws and regulations can require significant costs; furthermore, we can be subject to substantial fines and penalties in the event of noncompliance. The risk of accidental contamination or injury from these materials cannot be completely eliminated. Furthermore, once chemical and hazardous materials leave our facilities, we cannot control what our hazardous waste removal contractors choose to do with these materials. In the event of an accident, we could be liable for substantial civil damages or costs associated with the cleanup of the release of hazardous materials. Any related liability could have a material adverse effect on our business.

We may encounter substantial difficulties managing our growth relative to product demand.

We have spent considerable resources building and expanding our offices, laboratories and production facilities, and we are currently seeking regulatory approvals for certain facilities. However, our facilities may be insufficient to meet future demand for our products. Alternatively, we may have excess capacity at our facilities if future demand falls short of our expectations, or if we do not receive regulatory approvals for the products we intend to produce at our facilities. Constructing our facilities is expensive and our ability to satisfactorily recover our investment will depend on sales of the products manufactured at these facilities in sufficient volume. If we do experience substantial sales growth, we may have difficulty managing inventory levels as marketing new therapies is complicated and gauging future demand can be difficult and uncertain.

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

We may require additional financing to meet significant future obligations. For instance, upon maturity or conversion of our 1.0 percent Convertible Senior Notes due September 15, 2016 (2016 Convertible Notes), subject to certain provisions, we must repay our investors in cash up to the principal balance of $250.0 million. Further, in certain circumstances constituting a fundamental change under the 2016 Convertible Notes, we may be required to repurchase the 2016 Convertible Notes for cash.  In addition, awards granted under our Share Tracking Awards Plans (which we collectively refer to as the STAP) entitle participants to receive in cash an amount equal to the appreciation in the price of our common stock, which is calculated as the positive difference between the closing price of our common stock on the date of exercise and the date of grant. Consequently, our STAP may require significant future cash payments to participants to the extent the price of our common stock appreciates and the number of vested STAP awards increases over time. If we do not have sufficient funds to meet such obligations or the ability to secure alternative sources of financing, we could be in default, face litigation and/or lose key employees, which could have a material adverse effect on our business.

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our suppliers, customers and business partners, and personally identifiable information. The secure maintenance of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Such breaches could compromise our networks and information stored therein could be accessed, publicly disclosed, lost or stolen. Any access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, disruption of our operations, and damage to our reputation which could adversely affect our business.

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

The price of common stock can be highly volatile within the pharmaceutical and biotechnology sector. Consequently, there can be significant price and volume fluctuations in the market that may not relate to operating performance. The following table sets forth the high and low closing prices of our common stock for the periods indicated:

	High	Low
January 1, 2013—September 30, 2013	$79.58	$51.64
January 1, 2012—December 31, 2012	$58.91	$40.42
January 1, 2011—December 31, 2011	$70.70	$37.21

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

•                  Announcements by us or others of technological innovations or new products or announcements regarding our existing products, including in particular, the development of new, competing PAH therapies;

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

Many securities analysts publish quarterly and annual projections of our revenues and profits. In addition, we provide forward-looking guidance for revenues associated with our commercial products. Such estimates are inherently subject to uncertainty. As a result, actual revenues and profits may differ from these projections. Even minor variations in reported revenues and profits compared to securities analysts’ expectations or our own projected revenues could have a significant impact on the price of our common stock.

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

In recent years, our Board of Directors has authorized several programs to repurchase our common stock, including a $420 million share repurchase program effective during the one-year period that began on March 4, 2013. The effect of any of these repurchase programs on the market price of our common stock will depend in part on market conditions.

We are subject to counterparty risk with respect to the convertible note hedge transaction.

The counterparty to the convertible note hedge transaction we entered into in connection with the issuance of our 2016 Convertible Notes (call options) will subject us to counterparty risk in that the counterparty may default on fulfilling its obligations under the call options. Our exposure to the credit risk of the counterparty will not be secured by any collateral. Recent global economic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions. If such counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim based on our exposure at that time under the call options. Our exposure will depend on many factors but, generally, the increase in our exposure will be correlated to the increase in the market price and in the volatility of our common stock. In addition, upon a default by the counterparty, we may suffer adverse tax consequences and dilution with respect to our stock due to our obligation to deliver shares upon conversion of the notes. We cannot provide any assurances as to the future financial stability or viability of the counterparty to our convertible note hedge transaction.

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

UNITED THERAPEUTICS CORPORATION

October 29, 2013	/s/ MARTINE A. ROTHBLATT
	By:	Martine A. Rothblatt, Ph.D.
	Title:	Chairman and Chief Executive Officer

/s/ JOHN M. FERRARI
	By:	John M. Ferrari
	Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-76409).

3.2

Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed June 28, 2010.

3.3	Second Amended and Restated By-laws of the Registrant, incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008.

3.4

Form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit A to Exhibit 4 to the Registrant’s Current Report on Form 8-K filed December 18, 2000.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2	First Amended and Restated Rights Agreement, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed July 3, 2008.

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

10.1

Credit Agreement dated as of September 26, 2013, by and among the Registrant, the lenders party thereto from time to time, Wells Fargo Bank, National Association, as the Administrative Agent, and a subsidiary of the Registrant, as guarantor, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 27, 2013.

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

101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed with the SEC on October 29, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) the Consolidated Statements of Operations for the three- and nine-month periods ended September 30, 2013 and 2012, (iii) the Consolidated Statements of Comprehensive Income for the three- and nine-month periods ended September 30, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2013 and 2012, and (v) the Notes to Consolidated Financial Statements.