Form 10-Q
period 2014-03-31
UNITED THERAPEUTICS Corp
filed 2014-04-29
CIK 1082554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2014

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

The number of shares outstanding of the issuer’s common stock, par value $.01 per share, as of April 22, 2014 was 48,176,159.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

UNITED THERAPEUTICS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$413,794	$278,889
Marketable investments	346,698	409,645
Accounts receivable, net of allowance of none for 2014 and 2013	131,771	126,297
Inventories, net	51,717	47,758
Other current assets	46,288	46,424
Total current assets	990,268	909,013
Marketable investments	384,140	448,134
Marketable investments and cash—restricted	5,393	5,369
Goodwill and other intangibles, net	13,737	14,115
Property, plant and equipment, net	474,410	464,950
Deferred tax assets, net	193,910	192,718
Other assets	53,076	53,268
Total assets	$2,114,934	$2,087,567

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$104,015	$92,244
Convertible notes	218,739	215,845
Share tracking awards plan	207,786	287,956
Mortgages payable—current	66,614	66,614
Other current liabilities	61,381	25,015
Total current liabilities	658,535	687,674
Mortgages payable—noncurrent	3,700	3,724
Other liabilities	95,009	91,858
Total liabilities	757,244	783,256
Commitments and contingencies:
Temporary equity	42,143	45,037
Stockholders’ equity:
Preferred stock, par value $.01, 10,000,000 shares authorized, no shares issued	—	—
Series A junior participating preferred stock, par value $.01, 100,000 shares authorized, no shares issued	—	—
Common stock, par value $.01, 245,000,000 shares authorized, 63,310,968 and 63,013,192 shares issued, and 49,658,547 and 50,388,140 shares outstanding at March 31, 2014 and December 31, 2013, respectively	633	630
Additional paid-in capital	1,076,061	1,057,224
Accumulated other comprehensive loss	(15,641)	(13,183)
Treasury stock at cost, 13,652,421 and 12,625,052 shares at March 31, 2014 and December 31, 2013, respectively	(611,070)	(513,437)
Retained earnings	865,564	728,040
Total stockholders’ equity	1,315,547	1,259,274
Total liabilities and stockholders’ equity	$2,114,934	$2,087,567

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended March 31,
	2014	2013
	(Unaudited)
Revenues:
Net product sales	$284,553	$243,146
Other	4,850	1,990
Total revenues	289,403	245,136
Operating expenses:
Research and development	12,448	50,430
Selling, general and administrative	30,215	71,356
Cost of product sales	30,600	29,313
Total operating expenses	73,263	151,099
Operating income	216,140	94,037
Other (expense) income:
Interest income	1,232	979
Interest expense	(4,610)	(4,436)
Other, net	454	255
Total other (expense) income, net	(2,924)	(3,202)
Income before income taxes	213,216	90,835
Income tax expense	(75,692)	(28,510)
Net income	$137,524	$62,325
Net income per common share:
Basic	$2.73	$1.24
Diluted	$2.43	$1.19
Weighted average number of common shares outstanding:
Basic	50,402	50,209
Diluted	56,657	52,376

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended March 31,
	2014	2013
	(Unaudited)
Net income	$137,524	$62,325
Other comprehensive loss:
Foreign currency translation loss	(477)	(2,290)
Defined benefit pension plan:
Prior service cost arising during period, net of tax	(2,415)	—
Actuarial gain arising during period, net of tax	221	51
Less: amortization of actuarial gain and prior service cost included in net periodic pension cost, net of tax	226	256
Total defined benefit pension plan, net	(1,968)	307
Unrealized loss on available-for-sale securities, net of tax	(13)	(23)
Other comprehensive loss, net of tax	(2,458)	(2,006)
Comprehensive income	$135,066	$60,319

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2014	2013
	(Unaudited)
Cash flows from operating activities:
Net income	$137,524	$62,325
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,565	8,165
Provision for inventory obsolescence	459	(188)
Current and deferred income tax expense	75,692	28,510
Share-based compensation (benefit) expense	(60,723)	35,213
Amortization of debt discount and debt issue costs	3,265	3,083
Amortization of discount or premium on investments	1,604	1,006
Other	199	311
Excess tax benefits from share-based compensation	(5,606)	(962)
Changes in operating assets and liabilities:
Accounts receivable	(5,913)	15,030
Inventories	(4,799)	(2,559)
Other assets	500	3,162
Accounts payable and accrued expenses	11,724	(3,915)
Other liabilities	(50,894)	(51,483)
Net cash provided by operating activities	110,597	97,698

Cash flows from investing activities:
Purchases of property, plant and equipment	(18,676)	(4,243)
Purchases of held-to-maturity investments	(110,070)	(111,745)
Maturities of held-to-maturity investments	235,125	126,623
Net cash provided by investing activities	106,379	10,635

Cash flows from financing activities:
Payments to repurchase common stock	(97,633)	(5,904)
Proceeds from the exercise of stock options	8,376	4,258
Issuance of stock under employee stock purchase plan	1,734	1,378
Excess tax benefits from share-based compensation	5,606	962
Net cash (used in) provided by financing activities	(81,917)	694

Effect of exchange rate changes on cash and cash equivalents	(154)	(931)
Net increase in cash and cash equivalents	134,905	108,096
Cash and cash equivalents, beginning of period	278,889	154,030
Cash and cash equivalents, end of period	$413,794	$262,126

Supplemental schedule of cash flow information:
Cash paid for interest	$1,971	$2,031
Cash paid for income taxes	$66,803	$44,949
Non-cash Investing activity: Non-cash additions to property, plant and equipment	$6,907	$799

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

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

We have approval from the United States Food and Drug Administration (FDA) to market the following therapies: Remodulin® (treprostinil) Injection (Remodulin), Tyvaso® (treprostinil) Inhalation Solution (Tyvaso), Adcirca® (tadalafil) Tablets (Adcirca) and Orenitram™ (treprostinil) Extended-Release Tablets (Orenitram). We commenced commercial sales of Orenitram in the United States in April 2014. Remodulin has also been approved in various countries outside the United States.

2. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all of the information required by United States generally accepted accounting principles (GAAP) for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on February 25, 2014.

In our management’s opinion, the accompanying consolidated financial statements contain all adjustments, including normal, recurring adjustments, necessary to fairly present our financial position as of March 31, 2014, results of operations and comprehensive income for the three-month periods ended March 31, 2014 and 2013, and cash flows for the three-month periods ended March 31, 2014 and 2013. Interim results are not necessarily indicative of results for an entire year.

3. Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market (current replacement cost) and consist of the following, net of reserves (in thousands):

	March 31, 2014	December 31, 2013
Raw materials	$19,182	$18,377
Work-in-progress	12,728	11,802
Finished goods	19,807	17,579
Total inventories	$51,717	$47,758

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

Assets and liabilities subject to fair value measurements are as follows (in thousands):

	As of March 31, 2014
	Level 1	Level 2	Level 3	Balance
Assets
Money market funds (1)	$162,973	$—	$—	$162,973
Federally-sponsored and corporate debt securities (2)	—	731,077	—	731,077
Total assets	$162,973	$731,077	$—	$894,050
Liabilities
Convertible notes due 2016	$496,875	$—	$—	$496,875
Contingent consideration (3)	—	—	5,943	5,943
Total liabilities	$496,875	$—	$5,943	$502,818

	As of December 31, 2013
	Level 1	Level 2	Level 3	Balance
Assets
Money market funds (1)	$145,194	$—	$—	$145,194
Federally-sponsored and corporate debt securities (2)	—	857,711	—	857,711
Total assets	$145,194	$857,711	$—	$1,002,905
Liabilities
Convertible notes due 2016	$593,750	$—	$—	$593,750
Contingent consideration (3)	—	—	6,616	6,616
Total liabilities	$593,750	$—	$6,616	$600,366

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

(3)         Included in other liabilities on the accompanying consolidated balance sheets. The fair value of contingent consideration has been estimated using probability weighted discounted cash flow models (DCF). The DCFs incorporate Level 3 inputs including estimated discount rates that we believe market participants would consider relevant in pricing and the projected timing and amount of cash flows, which are estimated and developed, in part, based on the requirements specific to each acquisition agreement. We analyze and evaluate these fair value measurements quarterly to determine whether valuation inputs continue to be relevant and appropriate or whether current period developments warrant adjustments to valuation inputs and related measurements. Any increases or decreases in discount rates would have an inverse impact on the corresponding fair value, while increases or decreases in expected cash flows would result in corresponding increases or decreases in fair value. As of both March 31, 2014 and December 31, 2013, the cost of debt and weighted average cost of capital used to discount projected cash flows relating to our contingent consideration ranged from 8.7 percent to 16.5 percent, respectively.

A reconciliation of the beginning and ending balances of Level 3 liabilities for the three-month period ended March 31, 2014 is presented below (in thousands):

Contingent Consideration
Balance January 1, 2014—Asset (Liability)	$(6,616)
Transfers into Level 3	—
Transfers out of Level 3	—
Total gains/(losses) realized/unrealized:
Included in earnings	(17)
Included in other comprehensive income	6
Purchases	—
Sales	—
Issuances	—
Settlements	684
Balance March 31, 2014—Asset (Liability)	$(5,943)
Amount of total gains/(losses) for the three-month period ended March 31, 2014 included in earnings that are attributable to the change in unrealized gains or losses related to outstanding liabilities	$(17)

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

5. Investments

Marketable Investments

Held-to-Maturity Investments

Marketable investments classified as held-to-maturity consist of the following (in thousands):

As of March 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government-sponsored enterprises	$316,197	$284	$(69)	$316,412
Corporate notes and bonds	414,268	522	(125)	414,665
Total	$730,465	$806	$(194)	$731,077
Reported under the following captions on the consolidated balance sheet:
Current marketable investments	$346,698
Noncurrent marketable investments	383,767
	$730,465

As of December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government-sponsored enterprises	$445,939	$257	$(77)	$446,119
Corporate notes and bonds	411,455	300	(163)	411,592
Total	$857,394	$557	$(240)	$857,711
Reported under the following captions on the consolidated balance sheet:
Current marketable investments	$409,645
Noncurrent marketable investments	447,749
	$857,394

The following table summarizes gross unrealized losses and the length of time marketable investments have been in a continuous unrealized loss position (in thousands):

	As of March 31, 2014		As of December 31, 2013
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Government-sponsored enterprises:
Continuous unrealized loss position less than one year	$58,329	$(69)	$76,651	$(77)
Continuous unrealized loss position greater than one year	—	—	—	—
	58,329	(69)	76,651	(77)
Corporate notes and bonds:
Continuous unrealized loss position less than one year	121,352	(125)	168,669	(163)
Continuous unrealized loss position greater than one year	—	—	—	—
	121,352	(125)	168,669	(163)
Total	$179,681	$(194)	$245,320	$(240)

We attribute gross unrealized losses pertaining to our held-to-maturity securities as of March 31, 2014 and December 31, 2013 to the variability in related market interest rates. We do not intend to sell these securities, nor is it more likely than not that we will be required to sell them prior to the end of their contractual terms. Furthermore, we believe these securities do not expose us to undue market risk or counterparty credit risk. As such, we do not consider these securities to be other than temporarily impaired.

The following table summarizes the contractual maturities of held-to-maturity marketable investments (in thousands):

	March 31, 2014
	Amortized Cost	Fair Value
Due in less than one year	$346,698	$346,868
Due in one to two years	246,705	247,037
Due in three to five years	137,062	137,172
Due after five years	—	—
Total	$730,465	$731,077

6. Goodwill and Other Intangible Assets

Goodwill and other intangible assets comprise the following (in thousands):

	As of March 31, 2014			As of December 31, 2013
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill (1)	$10,699	$—	$10,699	$10,703	$—	$10,703
Other intangible assets (1):
Technology, patents and trade names	5,044	(3,924)	1,120	5,049	(3,730)	1,319
Customer relationships and non-compete agreements	4,942	(3,024)	1,918	4,947	(2,886)	2,061
Contract-based	2,020	(2,020)	—	2,020	(1,988)	32
Total	$22,705	$(8,968)	$13,737	$22,719	$(8,604)	$14,115

(1)         Includes foreign currency translation adjustments.

7. Supplemental Executive Retirement Plan

We maintain the United Therapeutics Corporation Supplemental Executive Retirement Plan (SERP) to provide retirement benefits to certain senior members of our management team. To help fund our expected obligations under the SERP, we maintain the United Therapeutics Corporation Supplemental Executive Retirement Plan Rabbi Trust Document (Rabbi Trust). The balance in the Rabbi Trust was $5.1 million as of March 31, 2014 and December 31, 2013. The Rabbi Trust is irrevocable and SERP participants have no preferred claim on, nor any beneficial ownership interest in, any assets of the Rabbi Trust. The investments in the Rabbi Trust are classified as restricted marketable investments and cash on our consolidated balance sheets.

Net periodic pension cost consists of the following (in thousands):

	Three Months Ended March 31,
	2014	2013
Service cost	$1,379	$1,351
Interest cost	592	396
Amortization of prior service cost	309	207
Amortization of net actuarial loss	52	199
Net pension expense	$2,332	$2,153

Reclassifications related to the SERP from accumulated other comprehensive loss to the statement of operations by line item and the tax impact of these reclassifications is presented below (in thousands):

Component Reclassified from Accumulated Other Comprehensive Loss (1)	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Amortization of prior service cost:
Research and development	$102	$77
Selling, general and administrative	207	130
Total	309	207

Amortization of net actuarial loss:
Research and development	17	74
Selling, general and administrative	35	125
Total	52	199

Total amortization of prior service cost and net actuarial loss:	361	406
Tax benefit	(126)	(136)
Total, net of tax	$235	$270

(1)         Refer to Note 12—Accumulated Other Comprehensive Loss.

8. Share Tracking Award Plans

We maintain the United Therapeutics Corporation Share Tracking Awards Plan, adopted in June 2008 (2008 STAP) and the United Therapeutics Corporation 2011 Share Tracking Awards Plan, adopted in March 2011 (2011 STAP). We refer to the 2008 STAP and the 2011 STAP collectively as the “STAP” and awards granted and/or outstanding under either of these plans as “STAP awards.” STAP awards convey the right to receive in cash an amount equal to the appreciation of our common stock, which is measured as the increase in the closing price of our common stock between the dates of grant and exercise. STAP awards generally vest in equal increments on each anniversary of the date of grant over a four-year period and expire on the tenth anniversary of the date of grant.

The aggregate STAP liability balance was $223.5 million and $305.2 million at March 31, 2014 and December 31, 2013, respectively, of which $15.8 million and $17.2 million, respectively, have been classified as non-current liabilities under the caption “other liabilities” on our consolidated balance sheets based on their vesting terms.

Estimating the fair value of STAP awards requires the use of certain inputs that can materially impact the determination of fair value and the amount of compensation expense (benefit) we recognize. Inputs used in estimating fair value include the price of our common stock, the expected volatility of the price of our common stock, the risk-free interest rate, the expected term of STAP awards, the expected forfeiture rate and the expected dividend yield. The fair value of the STAP awards is measured each financial reporting period because the awards are settled in cash.

The table below includes the assumptions used to measure the fair value of STAP awards:

	March 31, 2014	March 31, 2013
Expected volatility	32.9%	34.5%
Risk-free interest rate	1.4%	0.7%
Expected term of awards (in years)	4.1	4.4
Expected forfeiture rate	9.9%	9.4%
Expected dividend yield	0.0%	0.0%

A summary of the activity and status of STAP awards is presented below:

	Number of Awards	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at January 1, 2014	8,734,901	$52.75
Granted	1,417,758	95.05
Exercised	(613,048)	49.76
Forfeited	(76,047)	59.52
Outstanding at March 31, 2014	9,463,564	$59.23	7.8	$330,811
Exercisable at March 31, 2014	3,929,991	$50.06	6.4	$172,808
Expected to vest at March 31, 2014	4,978,429	$65.93	8.8	$141,216

The weighted average grant-date fair value of STAP awards granted during the three-month periods ended March 31, 2014 and March 31, 2013 was $33.96 and $24.51, respectively.

Share-based compensation (benefit) expense recognized in connection with the STAP is as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Research and development	$(26,674)	$13,495
Selling, general and administrative	(31,972)	14,930
Cost of product sales	(2,309)	1,078
Share-based compensation (benefit) expense before taxes	(60,955)	29,503
Related income tax benefit (expense)	21,334	(9,884)
Share-based compensation (benefit) expense, net of taxes	$(39,621)	$19,619
Share-based compensation capitalized as part of inventory	$(265)	$270

Cash paid to settle STAP awards exercised during the three-month periods ended March 31, 2014 and March 31, 2013 was $20.5 million and $8.3 million, respectively.

9. Debt

Line of Credit

In September 2013, we entered into a Credit Agreement with Wells Fargo Bank, National Association (Wells Fargo) providing us a $75.0 million revolving loan facility, which may be increased by up to an additional $75.0 million provided certain conditions are met (the 2013 Credit Agreement). At our option, amounts borrowed under the 2013 Credit Agreement bear interest at either the one-month LIBOR rate plus a 0.50 percent margin, or a fluctuating base rate excluding any margin. In addition, we are subject to a monthly commitment fee of 0.06 percent per annum on the average daily unused balance of the facility. Amounts borrowed under the 2013 Credit Agreement are secured by certain of our marketable investments.  As of March 31, 2014, we have not drawn on the facility, which has a one-year term. The 2013 Credit Agreement does not subject us to any financial covenants.

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

The closing price of our common stock exceeded 130 percent of the conversion price of the 2016 Convertible Notes for more than 20 trading days during the 30 consecutive trading day period ended March 31, 2014. Consequently, the 2016 Convertible Notes are convertible at the election of their holders. As this conversion right is outside of our control, the 2016 Convertible Notes are classified as a current liability on our consolidated balance sheet at March 31, 2014. We are required to calculate this contingent conversion provision at the end of each quarterly reporting period. Therefore, the convertibility and classification of our 2016 Convertible Notes may change depending on the price of our common stock.

At March 31, 2014, the aggregate conversion value of the 2016 Convertible Notes exceeded their par value by $242.9 million using a conversion price of $94.03, the closing price of our common stock on March 31, 2014.

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

The terms of the 2016 Convertible Notes provide for settlement wholly or partially in cash. Consequently, we are required to account for their liability and equity components separately so that the subsequent recognition of interest expense reflects our non-convertible borrowing rate. Accordingly, we estimated the fair value of the 2016 Convertible Notes without consideration of the conversion option as of the date of issuance (Liability Component). The excess of the proceeds received over the estimated fair value of the Liability Component totaling $57.9 million has been recorded as the conversion option (Equity Component) and a corresponding offset has been recognized as a discount to the 2016 Convertible Notes to reduce their net carrying value. A portion of the Equity Component equal to the unamortized discount as of March 31, 2014 has been reclassified to temporary equity because one of the contingent conversion criteria had been met at March 31, 2014, as disclosed above. Refer to Note 10—Temporary Equity. We are amortizing the debt discount over the five-year period ending September 15, 2016 (the expected life of the Liability Component) using the interest method and an effective rate of interest of 6.7 percent, which corresponded to our estimated non-convertible borrowing rate at the date of issuance.

Interest expense incurred in connection with our convertible notes consisted of the following (in thousands):

	Three Months Ended March 31,
	2014	2013
Contractual coupon rate of interest	$625	$625
Discount amortization	2,894	2,712
Interest expense—convertible notes	$3,519	$3,337

Components comprising the carrying value of the 2016 Convertible Notes include the following (in thousands):

	March 31, 2014	December 31, 2013
Principal balance	$250,000	$250,000
Discount, net of accumulated amortization of $26,677 and $23,783	(31,261)	(34,155)
Carrying amount	$218,739	$215,845

Convertible Note Hedge and Warrant Transactions

In connection with the issuance of our 2016 Convertible Notes, we entered into separate convertible note hedge and warrant transactions with Deutsche Bank AG London (DB London) to reduce the potentially dilutive impact of the conversion of our convertible notes. Pursuant to the convertible note hedge, we purchased call options to acquire up to approximately 5.2 million shares of our common stock with a strike price of $47.69. The call options become exercisable upon conversion of the 2016 Convertible Notes, and will terminate upon the maturity of the 2016 Convertible Notes or the first day the 2016 Convertible Notes are no longer outstanding, whichever occurs first. We also sold DB London warrants to acquire up to approximately 5.2 million shares of our common stock with a strike price of $67.56. The warrants will expire incrementally on a series of expiration dates subsequent to the maturity date of our 2016 Convertible Notes. Both the convertible note hedge and warrant transactions will be settled on a net-share basis. If the conversion price of our 2016 Convertible Notes is between the strike prices of the call options and warrants on the expiration dates of the warrants, our shareholders will not experience any dilution in connection with the conversion of our 2016 Convertible Notes; however, to the extent that the price of our common stock exceeds the strike price of the warrants on any or all of the series of related incremental expiration dates, we will be required to issue shares of our common stock to DB London.

Mortgage Financing

In December 2010, we entered into a Credit Agreement with Wells Fargo and Bank of America, N.A., pursuant to which we obtained a $70.0 million mortgage loan (the 2010 Credit Agreement). The 2010 Credit Agreement matures in December 2014 and is secured by certain of our facilities in Research Triangle Park, North Carolina and Silver Spring, Maryland. Annual principal payments are based on a twenty-five year amortization schedule using a fixed rate of interest of 7.0 percent and the outstanding debt bears a floating rate of interest per annum based on the one-month LIBOR, plus a credit spread of 3.75 percent, or approximately 3.90 percent as of March 31, 2014. Alternatively, we have the option to change the rate of interest charged on the loan to 2.75 percent plus the greater of: (1) Wells Fargo’s prime rate, or (2) the federal funds effective rate plus 0.05 percent, or (3) LIBOR plus 1.0 percent.  We can prepay the loan balance without being subject to a prepayment premium or penalty. As of March 31, 2014, the principal balance under the 2010 Credit Agreement was $66.5 million and is included within mortgage payable—current as the outstanding balance will be due in December 2014. The 2010 Credit Agreement contains financial covenants, and as of March 31, 2014, we were in compliance with these covenants.

Interest Expense

Details of interest expense presented on our consolidated statements of operations are as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Interest expense	$4,610	$4,436
Less: interest capitalized	—	—
Total interest expense	$4,610	$4,436

10. Temporary Equity

Temporary equity includes securities that: (1) have redemption features that are outside our control; (2) are not classified as an asset or liability; (3) are excluded from permanent stockholders’ equity; and (4) are not mandatorily redeemable. Amounts included in temporary equity relate to securities that are redeemable at a fixed or determinable price.

Components comprising the carrying value of temporary equity include the following (in thousands):

	March 31, 2014	December 31, 2013
Reclassification of Equity Component (1)	$31,261	$34,155
Common stock subject to repurchase (2)	10,882	10,882
Total	$42,143	$45,037

(1)         Represents the reclassification of the Equity Component equal to the unamortized debt discount of our 2016 Convertible Notes as of March 31, 2014 and December 31, 2013 from additional paid-in capital to temporary equity as our 2016 Convertible Notes were convertible at the election of their holders as noted above in Note 9—Debt—Convertible Notes Due 2016.

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

The components of basic and diluted earnings per common share comprised the following (in thousands, except per share amounts):

	Three Months Ended March 31,
	2014	2013

Net income (numerator)	$137,524	$62,325
Denominator:
Weighted average outstanding shares — basic	50,402	50,209
Effect of dilutive securities (1):
Convertible notes	2,798	826
Warrants	1,780	—
Stock options and employee stock purchase plan	1,677	1,341
Weighted average shares — diluted	56,657	52,376
Earnings per common share:
Basic	$2.73	$1.24
Diluted	$2.43	$1.19

Stock options and warrants excluded from calculation (2)	9,705	11,026

(1)         Calculated using the treasury stock method.

(2)         Certain stock options and warrants were excluded from the computation of diluted earnings per share because their impact would be anti-dilutive.

Stock Option Plan

We may grant stock options to employees and non-employees under our equity incentive plan. We estimate the fair value of stock options using the Black-Scholes-Merton valuation model, which requires us to make certain assumptions that can materially impact the estimation of fair value and related compensation expense. These assumptions used to estimate fair value include the expected volatility of our common stock, the risk-free interest rate, the expected term of stock option awards and the expected dividend yield. We did not grant any stock options during the three-month periods ended March 31, 2014 and 2013.

A summary of the activity and status of employee stock options during the three-month period ended March 31, 2014 is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2014	4,749,449	$56.06
Granted	—	—
Exercised	(263,742)	30.57
Forfeited	—	—
Outstanding and exercisable at March 31, 2014	4,485,707	$57.56	5.6	$182,638

Total share-based compensation expense related to employee stock options is as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Selling, general and administrative	$—	$5,523
Related income tax benefit	—	(1,850)
Share-based compensation expense net of taxes	$—	$3,673

Employee and non-employee stock option exercise data is summarized below (dollars in thousands):

	Three Months Ended March 31,
	2014	2013
Number of options exercised	271,242	149,367
Cash received	$8,434	$4,258

Employee Stock Purchase Plan

In June 2012, our shareholders approved the United Therapeutics Corporation Employee Stock Purchase Plan (ESPP), which has been structured to comply with Section 423 of the Internal Revenue Code. The ESPP provides eligible employees the right to purchase shares of our common stock at a discount through elective accumulated payroll deductions at the end of each offering period. Offering periods occur in consecutive six-month periods commencing on September 5 and March 5 of each year. For the offering period ending March 4, 2014, we issued 26,534 shares of our common stock for $1.7 million in employee contributions. Eligible employees may contribute up to 15 percent of their base salary, subject to certain annual limitations as defined in the ESPP. The purchase price of the shares is equal to the lower of 85 percent of the closing price of our common stock on either the first or last trading day of a given offering period. In addition, the ESPP provides that no eligible employee may purchase more than 4,000 shares during any offering period. The ESPP has a 20-year term and limits the aggregate number of shares that can be issued to 3.0 million.

Share-based compensation expense related to the ESPP for the three-month periods ended March 31, 2014 and 2013 was $231,000 and $204,100, respectively.

We estimate the fair value of the shares of our common stock to be purchased under the ESPP using the Black-Scholes-Merton model. Our approach in determining and estimating inputs for the ESPP is similar to the methodology we employ in valuing our STAP awards.

Share Repurchases

In February 2013, our Board of Directors authorized a share repurchase program for up to $420.0 million in aggregate repurchases of our common stock in open market or privately negotiated transactions, at our discretion over a one-year period which began March 4, 2013 (the 2013 Repurchase Program). On January 30, 2014, our Board of Directors authorized the extension of the 2013 Repurchase Program through March 3, 2015.  During the three-month period ending March 31, 2014, we acquired 1,027,369 shares of our common stock at an aggregate cost of $97.6 million under the 2013 Repurchase Program leaving an aggregate amount of $279.9 million remaining to repurchase shares under this program.

12. Accumulated Other Comprehensive Loss

The following table includes changes in accumulated other comprehensive income (loss) by component, net of tax (in thousands):

	Defined Benefit Pension Plan(1)	Foreign Currency Translation Losses	Unrealized Gains and (Losses) on Available-for- Sale Securities	Total
Balance, January 1, 2014	$(8,445)	$(5,069)	$331	$(13,183)
Other comprehensive loss before reclassifications	(2,194)	(477)	(13)	(2,684)
Amounts reclassified from accumulated other comprehensive income	226	—	—	226
Net current-period other comprehensive loss	(1,968)	(477)	(13)	(2,458)
Balance, March 31, 2014	$(10,413)	$(5,546)	$318	$(15,641)

(1)         Refer to Note 7—Supplemental Executive Retirement Plan which identifies the captions within our consolidated statement of operations where reclassification adjustments were recognized and their associated tax impact.

13. Income Taxes

Income tax expense for the three-month periods ended March 31, 2014 and 2013 is based on the estimated effective tax rate for the entire year. The estimated annual effective tax rate can be subject to adjustment in subsequent quarterly periods if components used in its estimation are revised. The estimated annual effective tax rates as of March 31, 2014 and 2013 were 35 percent and 34 percent, respectively.

We are subject to federal and state taxation in the United States and various foreign jurisdictions. Currently, our 2010 to 2012 tax years are subject to examination by the Internal Revenue Service and our tax years from 2010 to 2012 are subject to examination by state taxing authorities.

We are unaware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

In September 2013, the Internal Revenue Service issued final regulations regarding the deduction and capitalization of expenditures related to tangible property. These final regulations apply to amounts paid to acquire, produce, or improve tangible property as well as dispositions of such property and are generally effective for tax years beginning on or after January 1, 2014. We have evaluated these regulations and determined they will not have a material impact on our consolidated results of operations, cash flows or financial position.

14. Segment Information

We currently operate as one operating segment. However, our chief operating decision makers regularly review revenues, cost of revenues and gross profit data as a primary measure of performance for each of our three commercial products. We expect to measure the performance of Orenitram similarly beginning in the second quarter of 2014 with the commencement of sales.

Revenues, cost of revenues and gross profit for each of our commercial products were as follows (in thousands):

	Three Months Ended March 31,
	Remodulin	Tyvaso	Adcirca	Total
2014
Revenues	$136,106	$107,086	$41,361	$284,553
Cost of revenues	13,226	14,454	2,593	30,273
Gross profit	$122,880	$92,632	$38,768	$254,280

2013
Revenues	$114,681	$94,645	$33,820	$243,146
Cost of revenues	13,406	13,783	2,124	29,313
Gross profit	$101,275	$80,862	$31,696	$213,833

For the three-month periods ended March 31, 2014 and 2013, net revenues from our U.S.-based distributors represented 75 percent and 78 percent, respectively, of our total net operating revenues.

15. Litigation

Department of Health and Human Services Subpoena

In December 2013, we received a subpoena from the Office of the Inspector General (OIG) of the Department of Health and Human Services reflecting a civil investigation by the United States Department of Justice, principally represented by the United States Attorney’s Office for the District of Maryland. The subpoena requests documents regarding Remodulin, Tyvaso and Adcirca, including our marketing practices relating to these products. We are cooperating with the investigation. We are not aware that a claim, litigation or assessment has been asserted in connection with the subpoena. However, we cannot predict what actions, if any, may be taken by the OIG, the Department of Justice, other governmental entities, or any third parties in connection with such investigation.

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

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013, and the consolidated financial statements and accompanying notes included in Part I, Item I of this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995, including the statements listed in the section below entitled Part II, Item 1A—Risk Factors. These statements are based on our beliefs and expectations about future outcomes, and are subject to risks and uncertainties that could cause our actual results to differ materially from anticipated results. Factors that could cause or contribute to such differences include those described in Part II, Item 1A—Risk Factors of this Quarterly Report on Form 10-Q; factors described in our Annual Report on Form 10-K for the year ended December 31, 2013, under the section entitled Part I, Item 1A—Risk Factors—Forward-Looking Statements; and factors described in other cautionary statements, cautionary language and risk factors set forth in other filings with the Securities and Exchange Commission (SEC). We undertake no obligation to publicly update these forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

Our key therapeutic products and product candidates include:

•                  Prostacyclin analogues (Remodulin®, Tyvaso®, Orenitram™ , 314d, TransCon treprostinil and TransCon beraprost): stable synthetic forms of prostacyclin, an important molecule produced by the body that has powerful effects on blood vessel health and function;

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

•                  Cell-based therapy: a cell-based product known as PLacental eXpanded (PLX) cells we are developing for the treatment of pulmonary hypertension; and

•                  Lung transplantation: engineered lungs and lung tissue, which we are developing using xenotransplantation and regenerative medicine technologies, for transplantation in patients suffering from pulmonary arterial hypertension (PAH) and other lung diseases.  We are also developing additional technologies aimed at improving outcomes for lung transplant recipients.

We concentrate substantially all of our research and development efforts on the preceding key therapeutic programs.  We currently market and sell the following commercial products: (1) Remodulin (treprostinil) Injection (Remodulin); (2) Tyvaso (treprostinil) Inhalation Solution (Tyvaso); and (3) Adcirca (tadalafil) Tablets (Adcirca). In December 2013, the United States Food and Drug Administration (FDA) approved Orenitram (treprostinil) Extended-Release Tablets (Orenitram) for the treatment of PAH in World Health Organization (WHO) Group 1 patients to improve exercise capacity. We commenced limited sales of Orenitram in April 2014 and expect to begin active marketing activities later in the second quarter of 2014.

Remodulin is approved in the United States for subcutaneous (under the skin) and intravenous (in the vein) administration, including for the treatment of patients requiring transition from Flolan® (epoprostenol sodium) for Injection, the first FDA-approved prostacyclin analogue therapy for PAH. Remodulin has also been approved in various countries outside of the United States.  Most recently, in March 2014, Japan’s Ministry of Health, Labor and Welfare approved Remodulin for the treatment of PAH by subcutaneous and intravenous administration.  Remodulin will be sold in Japan under the brand name Treprost™ by Mochida Pharmaceutical Co., Ltd.  We expect commercial sales to Mochida will commence in 2014 following pricing approval of Treprost.

Tyvaso and Orenitram are FDA-approved treatments for PAH by inhalation and oral administration, respectively, and each contains treprostinil, which is also the active ingredient in Remodulin. We acquired exclusive commercialization rights to Adcirca, an oral PAH therapy, in the United States and Puerto Rico from Eli Lilly and Company (Lilly). Tyvaso, Adcirca and Orenitram offer more convenient routes of administration than Remodulin, and are capable of reaching a broader range of patients who suffer from PAH in various stages of the disease.

In addition, we are developing the following products for the treatment of PAH: an implantable pump delivery system for Remodulin, an extended release, once-daily injectable form of treprostinil (TransCon treprostinil), an oral formulation of the prostacyclin analogue beraprost (314d) and an extended release, once-daily injectable of beraprost (TransCon beraprost).

Revenues

Sales of Remodulin, Tyvaso and Adcirca comprise substantially all of our revenues. Despite the commencement of limited commercial sales of Orenitram in April 2014, we remain substantially reliant on sales of Remodulin, Tyvaso and Adcirca as our principal sources of revenue. We have entered into separate, non-exclusive distribution agreements with Accredo Health Group, Inc. (Accredo) and CVS Caremark (Caremark) to distribute Remodulin, Tyvaso and Orenitram in the United States. These products are sold to Accredo and Caremark under terms and conditions that are materially similar to one another. We also sell Remodulin to various distributors internationally. We sell Adcirca through Lilly’s pharmaceutical wholesaler network at a wholesale price determined by Lilly.

We require our specialty pharmaceutical distributors to maintain reasonable levels of inventory reserves as the interruption of Remodulin, Tyvaso or Orenitram therapy can be life threatening. Our specialty pharmaceutical distributors typically place monthly orders based on estimates of future demand and contractual minimum inventory requirements. As a result, sales of Remodulin and Tyvaso, our most significant sources of revenue, can vary depending on the timing and magnitude of these orders and may not precisely reflect patient demand.

We recognize revenues net of: (1) estimated rebates; (2) prompt pay discounts; (3) allowances for sales returns and exchanges; and (4) distributor fees. We estimate our liability for rebates based on an analysis of historical levels of rebates to both Medicaid and commercial third-party payers and considering the impact of sales trends, changes in government and commercial rebate programs and any anticipated changes in our products’ pricing. In addition, we determine our obligation for prescription drug discounts required for Medicare Part D patients within the coverage gap based on estimates of the number of Medicare Part D patients and the period such patients will remain within the coverage gap. We provide prompt pay discounts to customers that pay amounts due within a specific time period and base related estimates on observed historical customer payment behavior. Prior to 2013, we derived estimates relating to our allowance for returns of Adcirca from published industry data specific to specialty pharmaceuticals and, beginning in 2013, we derive these estimates from actual return data accumulated since its 2009 launch. We also compare patient prescription data for Adcirca to sales on a quarterly basis to ensure a reasonable relationship between prescription and sales trends. To date, we have not identified any unusual patterns in the volume of prescriptions relative to sales that would preclude the use of actual, historical return data. Tyvaso and Remodulin are distributed under separate contracts with substantially similar terms, which include exchange rights in the event that product is damaged during shipment or expires. The allowance for exchanges for Remodulin and Tyvaso is based on the historical rate of product exchanges, which has been negligible and immaterial. As such, we do not record reserves for exchanges for either Remodulin or Tyvaso at the time of sale. Furthermore, we anticipate minimal exchange activity in the future for both products since we sell Remodulin and Tyvaso with a remaining shelf life in excess of one year and our distributors typically carry a thirty- to sixty-day supply of our products at any given time. Lastly, we pay our distributors for contractual services rendered and accrue for related fees based on contractual rates applied to the estimated units of service provided by distributors for a given financial reporting period.

We entered into distribution agreements with Accredo and Caremark to sell Orenitram in March 2014, and commenced sales in April 2014.  These distribution agreements are substantially similar to our distribution arrangements for Remodulin and Tyvaso. We expect to recognize revenue from Orenitram under the same principles as noted in the discussion above.

Generic Competition

We disclose in Part II, Item 1.—Legal Proceedings of this Quarterly Report on Form 10-Q that we are engaged in litigation with Sandoz Inc. (Sandoz) contesting its abbreviated new drug applications (ANDAs) seeking FDA approval to market generic versions of Remodulin before the expiration of certain U.S. patents in October 2014, October 2017 and March 2029. There can be no assurance that we will prevail in defending our patent rights, or that additional challenges from other ANDA filers will not surface with respect to Remodulin or our other treprostinil-based products. Our existing patents could be invalidated, found unenforceable or found not to cover a generic form of Remodulin, Tyvaso or Orenitram. If any ANDA filer were to receive approval to sell a generic version of Remodulin, Tyvaso or Orenitram and/or prevail in any patent litigation, the affected product(s) would become subject to increased competition which could reduce our sales.

Certain patents for Revatio®, a PDE-5 inhibitor marketed by Pfizer, Inc. for treatment of PAH, expired in 2012, leading several manufacturers to launch generic formulations of sildenafil citrate, the active ingredient in Revatio. Generic sildenafil’s lower price relative to Adcirca could lead to an erosion of Adcirca’s market share and limit its potential sales. Although we believe Adcirca’s once-daily dosing regimen provides a significant competitive advantage over generic sildenafil’s multiple dosing regimen, we believe that government payers and private insurance companies may favor the use of less expensive generic sildenafil over Adcirca. Thus far we have not observed any measurable impact of generic sildenafil on sales of Adcirca; however, circumstances could change over time and our revenues could be adversely impacted. The U.S. patent for Adcirca for the treatment of pulmonary hypertension will expire in November 2017.

Patent expiration and generic competition for any of our commercial products could have a significant, adverse impact on our revenues, the magnitude of which is inherently difficult to predict. For additional discussion, refer to the risk factor entitled, Our intellectual property rights may not effectively deter competitors from developing competing products that, if successful, could have a material adverse effect on our revenues and profits, contained in Part II, Item 1A—Risk Factors included in this Quarterly Report on Form 10-Q.

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

We synthesize treprostinil, the active ingredient in Remodulin and Tyvaso, and treprostinil diolamine, the active ingredient in Orenitram, and produce Remodulin and Tyvaso, at our facility in Silver Spring, Maryland.  We produce Orenitram in our Research Triangle Park, North Carolina facility.  We intend to use our own facilities to produce our primary supply of Remodulin, Tyvaso and Orenitram and to continue to contract with third parties to supplement our production capacity and mitigate the risk of shortages. We believe we have ample supply of Orenitram to support the initial demand for the product.

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

We account for STAP awards as liabilities because they are settled in cash. As such, we must re-measure the fair value of outstanding STAP awards at the end of each financial reporting period until the awards are no longer outstanding. Changes in our STAP-related liability resulting from such re-measurements are recorded as adjustments to share-based compensation expense (benefit) and can create substantial volatility within our operating expenses from financial reporting period to period. The following factors, among others, have a significant impact on the amount of share-based compensation expense (benefit) recognized in connection with the STAP from period to period: (1) volatility in the price of our common stock (specifically, increases in the price of our common stock will generally result in an increase in our STAP liability and related compensation expense, while decreases in our stock price will generally result in a reduction in our STAP liability and related compensation expense); (2) changes in the number of outstanding awards; (3) changes in the number of vested and partially vested awards; and (4) the probability of meeting the relevant performance condition.

If we meet annual contractual performance requirements tied to growth in our market capitalization, our Chief Executive Officer will be granted stock options at year-end, which vest immediately upon grant. We accrue compensation expense for her estimated stock option grants when we determine that it is probable that the performance criteria will be met.

The factors impacting our share-based compensation expense (benefit) from STAP awards and performance-based stock options often cause substantial volatility in our operating expenses and net income from financial reporting period to period.

Major Research and Development Projects

Our major research and development projects focus on: (1) the use of prostacyclin analogues and other therapies, as well as lung transplantation technologies, to treat cardiopulmonary diseases; (2) a monoclonal antibody to treat high-risk neuroblastoma; and (3) glycobiology antiviral agents to treat infectious diseases.

Cardiopulmonary Disease Projects

Remodulin

In 2009, we entered into an agreement with exclusive rights in the United States, United Kingdom, France, Germany, Italy and Japan, with Medtronic, Inc. (Medtronic) to develop its proprietary intravascular infusion catheter to be used with Medtronic’s SynchroMed® II implantable infusion pump and related infusion system components (together referred to as the Medtronic System) in order to deliver Remodulin for the treatment of PAH. If the Medtronic System is successful, it could reduce many of the patient burdens and other complications associated with infused prostacyclin analogues. With our funding, Medtronic conducted the DelIVery clinical trial in order to study the safety of the Medtronic System while administering Remodulin. The primary objective of this study was to demonstrate a rate of catheter-related complications below 2.5 per 1,000 patient-days while using the Medtronic System to deliver Remodulin. In September 2013, Medtronic informed us that this primary objective was met (p<0.0001). In addition to the clinical study, Medtronic must complete other stability, compatibility and technical assessments of the Medtronic System, including modifications to its hardware and software, and address any outstanding regulatory issues.  Upon completion of these activities by Medtronic, we anticipate Medtronic will make preparations to file a premarket approval application seeking FDA clearance for the catheter and labeling changes, and will address any FDA feedback, to enable the use of the Medtronic System with Remodulin. In tandem, we plan to seek FDA approval of a supplement to Remodulin’s label to allow the use of Remodulin with the Medtronic System.

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

In accordance with our PMR, we are enrolling patients in a long-term observational study in the United States that includes 1,000 patient years of follow-up in patients treated with Tyvaso and 1,000 patient years of follow-up in control patients receiving other PAH treatments. This study will allow us to continue assessing the safety of Tyvaso. We are required to update the FDA annually on our PMR and to submit the results of the study by December 15, 2014. In March 2014, the FDA agreed that the results could be submitted by June 30, 2015, in order to ensure we reach 1,000 patient years of follow-up in patients treated with Tyvaso.

Orenitram

In December 2013, the FDA approved Orenitram for the treatment of PAH in WHO Group 1 patients to improve exercise capacity. The primary study that supported efficacy of Orenitram was a 12-week monotherapy study (FREEDOM-M) in which PAH patients were not on any approved background therapy. Analysis of the FREEDOM-M results demonstrated that patients receiving Orenitram improved their six-minute walk distance by a median of approximately 23 meters (p=0.0125) compared to patients receiving placebo. The median change from baseline at week 12 was 25 meters for patients receiving Orenitram and -5 meters for patients receiving placebo.

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

Orenitram’s label notes that Orenitram has not been shown to improve exercise capacity in patients on background vasodilator therapy, and that Orenitram is probably most useful to replace subcutaneous, intravenous, or inhaled treprostinil, but this use has not been studied.

We believe that in order for Orenitram to reach its full commercial potential, we need to complete further studies to support an amendment to Orenitram’s label to indicate that Orenitram delays morbidity and mortality in patients who are on an approved oral background therapy. As such, we are enrolling up to 858 patients in a phase III clinical trial called FREEDOM-EV, which began in 2012. FREEDOM-EV is a placebo-controlled study of patients who enter the study on an approved background therapy, and one of the two primary endpoints of the study is the time to clinical worsening.

We expect to seek approval of Orenitram in Europe upon the successful completion of the FREEDOM-EV study. In 2005, the European Medicines Agency (EMA) announced that Orenitram had been designated an orphan medicinal product for the treatment of PAH. A request for orphan drug designation for Orenitram is pending before the FDA.

TransCon Treprostinil

In September 2012, we signed an exclusive agreement with Ascendis Pharma A/S (Ascendis Pharma) to apply Ascendis Pharma’s proprietary TransCon technology platform to our treprostinil molecule. We believe that the TransCon technology platform may enable a sustained release of a novel, carrier-linked product, which will significantly enhance the delivery of treprostinil by establishing a once-daily, self-injectable alternative to administering Remodulin through a continuous infusion pump for the treatment of PAH. We expect that this self-injectable form of treprostinil could enable patients to avoid infusion site pain associated with subcutaneous Remodulin and the risk of sepsis, due to the use of an indwelling catheter, which is associated with intravenous Remodulin.  We are conducting pre-clinical studies of TransCon treprostinil, and currently plan to file an investigational new drug application with the FDA during the second half of 2014.

314d and TransCon Beraprost

We have been studying various formulations of beraprost since 2000. We completed a phase I safety trial of a reformulated, single-isomer version of beraprost (314d) in July 2012, and the data suggested that dosing 314d four times a day was safe. We believe that 314d and treprostinil have differing prostacyclin receptor-binding profiles and thus could provide benefit to certain groups of patients with differing sets of safety and efficacy profiles. We also believe inhaled treprostinil and 314d have complimentary pharmacokinetic and pharmacodynamic profiles, which indicates they should provide greater efficacy in combination for treating PAH. As a result, we are enrolling a phase III study called BEAT (BEraprost 314d Add-on to Tyvaso) to evaluate the clinical benefit and safety of 314d in combination with patients using Tyvaso who show signs of deterioration on inhaled treprostinil or have a less than optimal response to inhaled treprostinil treatment. We intend to enroll 240 patients in the study, which will have a primary endpoint of time to clinical worsening.

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

Lung Transplantation

The only reported cure for PAH is a lung transplant. Only a few hundred PAH patients receive a lung transplant each year due to the shortage of available lungs for transplant and the demand for transplantable lungs in patients with PAH and other end-stage pulmonary diseases, such as chronic obstructive pulmonary disease and idiopathic pulmonary fibrosis.

In July 2011, we acquired Revivicor, Inc. a company focused on developing genetic biotechnology platforms to provide alternative tissue sources for the treatment of human degenerative disease through tissue and organ xenotransplantation.  We are focused on this platform with the goal of providing transplantable lungs for human patients.

We are also engaged in preclinical development of several regenerative medicine technologies for creating transplantable lung tissue and whole lungs for patients with end-stage lung disease, as well as other technologies intended to improve outcomes for lung transplant recipients.

From inception to March 31, 2014, we have spent $1.0 billion on all of our current and former cardiopulmonary disease programs.

Cancer-Related Projects

Ch14.18 Antibody

In July 2010, we entered into a Cooperative Research and Development Agreement (CRADA) with the National Cancer Institute (NCI) of the United States National Institutes for Health (NIH) to collaborate on the late-stage development and regulatory approval process for Chimeric Monoclonal Antibody 14.18 (ch14.18) for children with high-risk neuroblastoma and patients with other forms of cancer. Ch14.18 is an antibody that has shown potential in the treatment of neuroblastoma by targeting GD2, a glycolipid on the surface of tumor cells. Under the terms of the CRADA, the NCI has completed necessary studies and we have developed the ability to produce ch14.18 on a commercial scale. Collectively, related NCI-supported studies and our production data were used as the foundation for our marketing authorization application, which the EMA accepted in December 2013, and a biologics license application we submitted to the FDA in April 2014. We previously received orphan drug designation for ch14.18 from both the FDA and the EMA.

We have spent $112.2 million from inception to March 31, 2014, on all of our current and former cancer programs.

Infectious Disease Projects

Pursuant to our research agreement with the University of Oxford (Oxford), we have the exclusive right to commercialize a platform of glycobiology antiviral drug candidates in various preclinical and clinical stages of testing for the treatment of a variety of viruses. Through our research agreement with Oxford, we are also supporting the research of new glycobiology antiviral drug candidates and technologies. We are currently testing many of these compounds in preclinical studies and Oxford continues to synthesize new agents that we may elect to test.

In September 2011, we were awarded a cost plus fixed fee contract with an aggregate value of up to $45.0 million under a Broad Agency Announcement from the National Institute of Allergy and Infectious Diseases (NIAID) of the NIH for studies directed toward the development of a broad spectrum antiviral drug with a primary indication for dengue and a secondary indication for influenza, based on our glycobiology antiviral platform. There are eight milestone-based options to expand the project and funding under the contract. To date, we have received contract modifications exercising four of these options, increasing total committed contract funding to approximately $25.7 million. We recognize revenue under this contract to the extent of allowable costs incurred, plus a proportionate amount of fees earned. Related revenues are included under the caption Other Revenues on our consolidated statements of operations.

Pursuant to our contract with NIAID, we plan to begin enrolling a phase I clinical trial of our lead antiviral candidate, an alpha-glucosidase inhibitor called UV-4B, for the treatment of dengue during the second quarter of 2014.

We have spent $78.0 million from inception to March 31, 2014, on all of our current and former infectious disease programs.

Future Prospects

The extent of our future success is dependent, among other things, on how well we achieve the following objectives: (1) in the near term, continued sales growth of our current commercial products by increasing our market share and launching enhancements designed to improve patient care, such as implantable pumps for Remodulin and a once-daily, self-injectable form of treprostinil and/or beraprost; (2) in the medium term, augmenting our near-term product growth through: (a) the successful launch of Orenitram for use in combination with other oral therapies following positive FREEDOM-EV results, and (b) commercial launch and sales of one or more of our antiviral drug candidates to the government and private sectors; and (3) in the long term, supplementing our oral, inhaled and infused PAH therapy revenues by introducing transplantable cells, tissues and organs that may prove effective in treating PAH and other end-stage lung diseases.

Our ability to achieve these objectives and sustain our growth and profitability will depend on many factors including among others: (1) the timing and outcome of clinical trials and regulatory approvals for products we develop; (2) the timing of and the degree of success related to the commercial launch of new products; (3) the demand for our products; (4) pricing and reimbursement of our products by public and private health insurance organizations; (5) the competition we face within our industry; (6) our ability to effectively manage our business in an increasingly complex legal and regulatory environment; (7) our ability to defend against generic competition, including the ongoing challenge to our Remodulin patents by a generic drug company; and (8) the risks identified in Part II, Item 1A—Risk Factors, included in this Quarterly Report on Form 10-Q.

We may need to construct additional facilities to support the development and commercialization of our products.  For example, the development of broad-spectrum anti-viral drugs, cell therapies and transplantable lungs and lung tissues will require the design and construction of sophisticated facilities that will need to comply with stringent regulatory requirements related to these programs, some of which have not yet been developed or adopted by the relevant government agencies. In 2013, we commenced construction of additional research and development facilities and office space, including those needed for our lung transplantation programs. The extent to which we fully develop any of these facilities will depend on the progress of our pre-clinical and clinical development in various earlier stage programs.

We operate in a highly competitive market in which a small number of pharmaceutical companies control a majority share of available PAH therapies. These pharmaceutical companies are well established in the market and possess greater financial, technical and marketing resources than we do. In addition, there are a number of investigational products in late-stage development that, if approved, may erode the market share of our existing commercial therapies and make market acceptance more difficult to achieve for any therapies we attempt to market in the future.

Financial Position

In the aggregate, cash, cash equivalents and marketable securities increased modestly by $8.0 million from December 31, 2013 to March 31, 2014. However, the composition of cash and cash equivalents and marketable investments changed significantly during the quarter. Specifically, cash and cash equivalents increased by $134.9 million in order to maintain sufficient liquidity to fund our current share repurchase program, while current and long-term marketable investments decreased by $62.9 million and $64.0 million, respectively.

Accounts payable and accrued expenses at March 31, 2014 totaled $104.0 million, compared to $92.2 million at December 31, 2013.  The increase in accounts payable and accrued expenses of $11.8 million related to the timing and volume of invoices being processed for payment.

The STAP liability (current) decreased by $80.2 million, from $288.0 million at December 31, 2013, to $207.8 million at March 31, 2014. The decrease of the liability resulted from a 17 percent decline in the price of our stock from December 31, 2013 to March 31, 2014 and $20.5 million of STAP exercises during the quarter ended March 31, 2014.

Other current liabilities increased by $36.4 million, from $25.0 million at December 31, 2013, to $61.4 million at March 31, 2014. The increase primarily resulted from (1) a $31.3 million increase in other current liabilities driven by amounts due for stock repurchased in late March 2014; and (2) a $3.3 million increase in federal and state taxes payable as a result of the recognition of the provision for income taxes for the three months ended March 31, 2014, net of first quarter estimated federal and state income tax payments.

Additional paid-in capital was $1,076.1 million at March 31, 2014 compared to $1,057.2 million at December 31, 2013. The $18.8 million increase in additional paid-in capital consisted of the following components: (1) $14.0 million in proceeds from stock option exercises and related tax benefits; (2) $2.9 million from the reclassification of part of the equity component of our 2016 Convertible Notes (for further information, refer to Note 9—Convertible Notes due 2016 to our consolidated financial statements included in this Quarterly Report on Form 10-Q); and (3) $1.7 million in proceeds from the issuance of approximately 27,000 shares of our common stock in connection with our employee stock purchase plan.

The $97.6 million increase in treasury stock to $611.1 million at March 31, 2014 from $513.4 million to December 31, 2013 reflects the cost to repurchase approximately 1.0 million shares of our common stock during the three months ended March 31, 2014.

Three Months Ended March 31, 2014 and 2013

Revenues

The following table sets forth the components of net revenues (dollars in thousands):

	Three Months Ended March 31,		Percentage
	2014	2013	Change
Cardiopulmonary products:
Remodulin	$136,106	$114,681	18.7%
Tyvaso	107,086	94,645	13.1%
Adcirca	41,361	33,820	22.3%
Other	4,850	1,990	143.7%
Total net revenues	$289,403	$245,136	18.1%

The growth in product revenues for the three months ended March 31, 2014, compared to the same quarter in 2013, corresponded primarily to the continued increase in the number of patients being treated with our products. For the three months ended March 31, 2014 and 2013, approximately 75 percent and 78 percent, respectively, of total net revenues were derived from our U.S.-based specialty pharmaceutical distributors.

During the three months ended March 31, 2014, we received a state Medicaid rebate invoice for $4.8 million representing unbilled claims from 2011 through 2013 that had been incorrectly coded in the billing system of one of our distributors at the time the distributor generated the claims.  This invoice reduced our net revenues from Remodulin, Tyvaso and Adcirca for the quarter ended March 31, 2014 by $2.5 million, $1.7 million and $600,000, respectively.

The tables below include a reconciliation of the accounts associated with estimated rebates, prompt-pay discounts, sales allowances and distributor fees (in thousands):

	Three Months Ended March 31, 2014
	Rebates	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance January 1, 2014	$22,475	$2,500	$2,862	$1,092	$28,929
Provisions attributed to sales in:
Current period	26,155	6,293	357	1,988	34,793
Prior periods	6,265	—	—	306	6,571
Payments or credits attributed to sales in:
Current period	(2,795)	(3,843)	—	(368)	(7,006)
Prior periods	(25,198)	(2,313)	(159)	(1,108)	(28,778)
Balance, March 31, 2014	$26,902	$2,637	$3,060	$1,910	$34,509

	Three Months Ended March 31, 2013
	Rebates	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, January 1, 2013	$15,207	$2,115	$3,350	$1,281	$21,953
Provisions attributed to sales in:
Current period	15,970	5,314	158	1,696	23,138
Prior periods	850	—	—	3	853
Payments or credits attributed to sales in:
Current period	(1,670)	(3,317)	—	(1,280)	(6,267)
Prior periods	(14,281)	(2,115)	(9)	(1,284)	(17,689)
Balance, March 31, 2013	$16,076	$1,997	$3,499	$416	$21,988

Research and Development Expense

The table below summarizes research and development expense by major project and non-project component (dollars in thousands):

	Three Months Ended March 31,		Percentage
	2014	2013	Change
Project and non-project component:
Cardiopulmonary	$28,288	$26,582	6.4%
Share-based compensation expense	(26,574)	13,576	(295.7)%
Other	10,734	10,272	4.5%
Total research and development expense	$12,448	$50,430	(75.3)%

Share-based compensation. The decrease in share-based compensation of $40.2 million for the three months ended March 31, 2014, compared to the same three-month period in 2013, resulted primarily from a 17 percent decrease in our stock price for the three months ended March 31, 2014, compared to a 14 percent increase for the same three-month period in 2013.

Selling, General and Administrative Expense

The table below summarizes selling, general and administrative expense by major category (dollars in thousands):

	Three Months Ended March 31,		Percentage
	2014	2013	Change
Category:
General and administrative	$43,148	$33,424	29.1%
Sales and marketing	18,923	17,388	8.8%
Share-based compensation expense	(31,856)	20,544	(255.1)%
Total selling, general and administrative expense	$30,215	$71,356	(57.7)%

General and administrative. The increase in general and administrative expenses of $9.7 million for the three months ended March 31, 2014, compared to the same three-month period in 2013, comprised principally the following: (1) a $4.7 million increase in professional and consulting fees, principally driven by an increase in legal-related fees in connection with ongoing litigation with Sandoz and our response to a subpoena issued by the Office of Inspector General of the Department of Health and Human Services relating to our marketing practices; (2) a $2.0 million increase in salaries and related expenses due to the growth of our operations; and (3) a $2.7 million increase in grants to non-affiliated, non-profit organizations that provide financial assistance to patients with PAH.

Share-based compensation. The decrease in share-based compensation of $52.4 million for the three months ended March 31, 2014, compared to the same three-month period in 2013, resulted from a 17 percent decrease in our stock price for the three months ended March 31, 2014, compared to a 14 percent increase for the same three-month period in 2013.

Income Taxes

The provision for income tax expense is based on an estimated annual effective tax rate that is subject to adjustment in subsequent quarterly periods if components used to estimate the annual effective tax rate are revised. The estimated annual effective tax rates were 35 percent and 34 percent as of March 31, 2014 and 2013, respectively.

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

Cash Flows

Operating Activities

Net cash provided by operating activities was $110.6 million for the three-months ended March 31, 2014, compared to $97.7 million for the three months ended March 31, 2013. As a result of the 17 percent decline in our stock price during the quarter ending March 31, 2014, we recognized a $60.7 million share-based compensation benefit, which caused an increase in our net income before taxes and therefore an increase in our provision for income taxes.  By contrast, in the quarter ended March 31, 2013, we recognized $35.2 million of share-based compensation expense due to our stock price increasing by 14 percent.  As a result, our current and deferred incomes taxes increased by $46.4 million and our share-based compensation decreased by $95.9 million during the quarter ended March 31, 2014 compared to the same quarter in 2013.  In addition, sales during the last two months of the three-month period ended March 31, 2014 increased by $5.9 million, as compared to a $15.0 million decrease during the same period in 2013, resulting in a $20.9 million reduction in cash provided from accounts receivable collections.

Investing Activities

Net cash provided by investing activities was $106.4 million for the three months ended March 31, 2014, compared to $10.6 million for the three months ended March 31, 2013. The $95.7 million increase in investing cash flows resulted from a $110.2 million increase in maturities of held-to-maturity investments, net of purchases, offset by a $14.6 million increase in construction expenditures for the three months ended March 31, 2014.  Due to the funding requirements for our current share repurchase program, we have not been reinvesting the proceeds from our investment maturities.

Financing Activities

Net cash used in financing activities was $81.9 million for the three months ended March 31, 2014, compared to $694,000 provided by financing activities for the three months ended March 31, 2013. The $82.6 million increase in cash used in financing activities reflects an increase of $91.7 million in repurchases of our common stock offset by an increase of $7.8 million in proceeds and related tax benefits from an increase in the volume of stock option exercises during the three months ended March 31, 2014 when compared to the same three-month period in 2013.

Working Capital

At March 31, 2014, we had working capital of $331.7 million, compared to $221.3 million at December 31, 2013.  The increase in working capital of $110.4 million corresponded principally to the increase of $134.9 million in cash and cash equivalents to provide liquidity for our ongoing share repurchase program.

In addition, at March 31, 2014, we had $246.7 million of long-term marketable securities that could be liquidated, used to collateralize borrowings against our line of credit facility or, if necessary, used to fund our operations.

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

The closing price of our common stock exceeded 130 percent of the conversion price of the 2016 Convertible Notes for more than 20 trading days during the 30 consecutive trading day period ended March 31, 2014. Consequently, the 2016 Convertible Notes are convertible at the election of their holders. As this conversion right is not within our control, the 2016 Convertible Notes are classified as a current liability on our consolidated balance sheet at March 31, 2014. We are required to calculate this contingent conversion at the end of each quarterly reporting period. Therefore, the convertibility and classification of our 2016 Convertible Notes may change depending on the price of our common stock.

Upon conversion, holders of our 2016 Convertible Notes are entitled to receive: (1) cash equal to the lesser of the principal amount of the notes or the conversion value (the number of shares underlying the 2016 Convertible Notes multiplied by the then-current conversion price per share); and (2) to the extent the conversion value exceeds the principal amount of the notes, shares of our common stock. In the event of a change in control, as defined in the indenture under which the 2016 Convertible Notes have been issued, holders can require us to purchase all or a portion of their 2016 Convertible Notes for 100 percent of the principal amount plus any accrued and unpaid interest. It is our expectation, based on our understanding of the historical behavior of holders of convertible notes with terms similar to ours and our experience from our previous issuance of senior convertible notes, that most, if not all, of our outstanding 2016 Convertible Notes will be held until maturity. We currently have sufficient cash and cash equivalents and borrowing capacity to fund conversions.

Mortgage Financing

In December 2010, we entered into a Credit Agreement with Wells Fargo Bank, National Association (Wells Fargo) and Bank of America, N.A., pursuant to which we obtained a $70.0 million mortgage loan (the 2010 Credit Agreement). The 2010 Credit Agreement matures in December 2014, at which time the current $66.5 million principle balance is due. The 2010 Credit Agreement is secured by certain of our facilities in Research Triangle Park, North Carolina and Silver Spring, Maryland. The outstanding debt bears a floating rate of interest per annum based on the one-month LIBOR, plus a credit spread of 3.75 percent, or approximately 3.90 percent as of March 31, 2014. Alternatively, we have the option to change the rate of interest charged on the loan to 2.75 percent plus the greater of: (1) Wells Fargo’s prime rate, (2) the federal funds effective rate plus 0.05 percent, or (3) LIBOR plus 1.0 percent.  We can prepay the loan balance without being subject to a prepayment premium or penalty. The 2010 Credit Agreement contains financial covenants, and as of March 31, 2014, we were in compliance with these covenants.

Line of Credit

In September 2013, we entered into a Credit Agreement with Wells Fargo providing for a $75.0 million revolving loan facility, which may be increased by up to an additional $75.0 million provided certain conditions are met (the 2013 Credit Agreement). We plan to use this facility for general corporate purposes.  At our option, amounts borrowed under the 2013 Credit Agreement could bear interest at either the one-month LIBOR plus a 0.50 percent margin, or a fluctuating base rate excluding any margin. In addition, we are subject to a monthly commitment fee at a rate of 0.06 percent per annum based on the average daily unused balance of the facility. Amounts borrowed under the 2013 Credit Agreement are secured by certain of our marketable investments. The 2013 Credit Agreement has a one-year term. As of March 31, 2014, we have not drawn on this facility.

Share Tracking Awards Plans

STAP awards entitle participants to receive in cash an amount equal to the appreciation in our common stock, which is measured as the increase in the closing price of our common stock between the dates of grant and exercise. Depending on the future price movements of our common stock, cash requirements associated with the exercise of awards could be significant. We incorporate anticipated cash requirements under the STAP into our operating budgets, but actual cash requirements could exceed our expectations. From time to time, our Board of Directors may authorize increases in the number of awards available for grant.

Share Repurchases

From time to time, our Board of Directors may authorize plans to repurchase our common stock. In January 2013, our Board of Directors authorized a share repurchase program for up to $420.0 million in aggregate repurchases of our common stock in the open market or privately negotiated transactions (the 2013 Repurchase Program). The repurchase authorization became effective for a one-year period beginning on March 4, 2013, and in January 2014, our Board of Directors authorized the extension of the 2013 Repurchase Program through March 3, 2015. At the beginning of 2014, we had $377.6 million remaining in the 2013 Repurchase Program. During the three-month period ending March 31, 2014, we acquired approximately 1.0 million shares of our common stock at an aggregate cost of $97.6 million under the 2013 Repurchase Program. At our current rate of share repurchases, we expect to complete the 2013 Repurchase Program during the second quarter of 2014.

Summary of Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with United States generally accepted accounting principles (GAAP) requires our management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We continually evaluate our estimates and judgments to determine whether they are reasonable, relevant and appropriate. These assumptions are frequently developed from historical data or experience, currently available information and anticipated developments. By their nature, our estimates are subject to an inherent degree of uncertainty; consequently, actual results may differ. We discuss critical accounting policies and estimates that involve a higher degree of judgment and complexity in Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Recently Issued Accounting Standards

There were no accounting standards updates issued during the quarter ended March 31, 2014 that would have an impact on our consolidated financial statements.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2014, we have invested $730.5 million in debt securities issued by corporations and federally-sponsored agencies. The market value of these investments varies inversely with changes in current market interest rates. In general, as interest rates increase, the market value of these debt securities would be expected to decrease. Similarly, as interest rates decrease, the market value of these debt securities would be expected to increase. To address market risk, we invest in debt securities that mature within three years and hold these investments to maturity so that they can be redeemed at their stated or face value. At March 31, 2014, our investments had a weighted average stated interest rate of approximately 0.47 percent and a weighted average maturity of approximately 1.0 year. Many of our investments are callable prior to maturity.

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

Item 4.    CONTROLS AND PROCEDURES

Based on their evaluation, as of March 31, 2014, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, summarized, processed and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Department of Health and Human Services Subpoena

In December 2013, we received a subpoena from the Office of the Inspector General (OIG) of the Department of Health and Human Services reflecting a civil investigation by the United States Department of Justice, principally represented by the United States Attorney’s Office for the District of Maryland. The subpoena requests documents regarding Remodulin, Tyvaso and Adcirca, including our marketing practices relating to these products. We are cooperating with the investigation. We are not aware that a claim, litigation or assessment has been asserted in connection with the subpoena. However, we cannot predict what actions, if any, may be taken by the OIG, the Department of Justice, other governmental entities, or any third parties in connection with such investigation.

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

We responded to the Original Notice Letter by filing a lawsuit in March 2012 against Sandoz in the U.S. District Court for the District of New Jersey alleging patent infringement.  We responded to the Second Notice Letter by filing an additional lawsuit in January 2013 for patent infringement in the U.S. District Court for the District of New Jersey.  Sandoz has filed its answer to our complaints in both lawsuits, and has also filed counterclaims in each action alleging that the patents at issue in the litigation are invalid or will not be infringed by the commercial manufacture, use or sale of the proposed product described in Sandoz’s ANDA submission.  We have filed answers to the counterclaims in both lawsuits.  The trial for the lawsuits is expected to commence in May 2014.

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

•                  The sufficiency of current and future working capital to support current operations and future business plans;

•                  Our ability to obtain financing;

•                  The value of our common stock and our ability and plans to complete our current common stock repurchase program during the second quarter of 2014;

•                  The maintenance of domestic and international regulatory approvals;

•                  The expected volume and timing of sales of Remodulin® (treprostinil) Injection (Remodulin), Tyvaso® (treprostinil) Inhalation Solution (Tyvaso), Orenitram™ (treprostinil) Extended-Release Tablets (Orenitram) and Adcirca® (tadalafil) Tablets (Adcirca);

•                  The timing and outcome of clinical studies and related regulatory filings, including: (1) our plans to complete our FREEDOM-EV study of Orenitram; (2) our aim to obtain United States Food and Drug Administration (FDA) approval for Orenitram as a combination therapy; (3) our plan to file for approval for Orenitram in Europe upon the successful completion of the FREEDOM-EV study; (4) our program with Medtronic Inc. (Medtronic) to develop an implantable pump to administer Remodulin; (5) our plan to begin a phase I clinical study of our lead antiviral candidate, UV-4B, during the second quarter of 2014; (6) the outcome of our FDA biologics license application and European Medicines Agency (EMA) marketing authorization application for ch14.18; and (7) our plan to file an investigational new drug application with the FDA relating to TransCon treprostinil during the second half of 2014;

•                  The expected likelihood and timing of regulatory submissions and approvals for drug candidates under development and the timing of related sales, including our potential commercial launch of Remodulin in Japan;

•                  The outcome of potential future regulatory actions, including audits and inspections, by the FDA and international regulatory agencies;

•                  The impact of competing therapies, including generic products (such as generic sildenafil) and newly-developed therapies, on sales of our commercial products;

•                  The expectation that we will be able to produce sufficient quantities and maintain adequate inventories of our commercial products, through both our in-house production capabilities and third-party production sites, and our ability to obtain and maintain related approvals by the FDA and other regulatory agencies;

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

Sales of Remodulin, Tyvaso and Adcirca comprise substantially all of our revenues. A wide variety of events, many of which are described in other risk factors below, could cause sales of these products to decline. For instance, we would be unable to sell any of these products if their regulatory approvals were withdrawn. Any substantial change in the prescribing practices or dosing patterns of patients using Remodulin, Tyvaso or Adcirca due to combination or competing therapies, side effects, adverse events, deaths or any other reasons could decrease related revenues.  We also face potential generic competition. For example, during the fourth quarter of 2012, generic sildenafil became commercially available, which could negatively affect future market demand for Adcirca. We are also defending our intellectual property for Remodulin against a generic challenge by Sandoz Inc. In addition, we rely on third parties to produce, market, distribute and sell Remodulin, Tyvaso and Adcirca. The inability of any one of these third parties to perform these functions satisfactorily could result in a reduction in sales. We are also increasingly internalizing elements of our production process for Remodulin and Tyvaso, and any failure to effectively manage our internal production processes could result in an inability to meet patient demand. Because we are highly dependent on sales of Remodulin, Tyvaso and Adcirca, a reduction in sales of any one of these products could have a negative and material adverse impact on our operations.

If our products fail in clinical trials, we will be unable to obtain or maintain FDA and international regulatory approvals and will be unable to sell those products.

To obtain regulatory approvals from the FDA and international regulatory agencies such as the EMA, we must conduct clinical trials demonstrating that our products are safe and effective. In the past, several of our product candidates failed or were discontinued at various stages in the development process. Moreover, we may need to amend ongoing trials or the FDA and international regulatory agencies may require us to perform additional trials beyond those we planned. Such occurrences could result in significant delays and additional costs, and related clinical trials may be unsuccessful. Approval of a new drug application or biologics license application could be subject to delays if the FDA determines that it cannot review or approve the application as submitted. In such a case, the FDA would issue a refuse-to-file letter or a complete response letter outlining deficiencies in the submission, and the FDA may require substantial additional studies, testing or information in order to complete its review of the application. We may fail to address any of these deficiencies adequately and consequently would be unable to obtain FDA approval to market the product candidate.

In addition, we have commenced a phase III clinical trial, FREEDOM-EV, which is a study of Orenitram in combination with other approved pulmonary arterial hypertension (PAH) therapies. One primary endpoint of the study is time to clinical worsening. The primary endpoint of our phase III BEAT study of 314d is also time to clinical worsening. We have not previously conducted a study with a time to clinical worsening primary endpoint. Our inexperience with this type of trial design may impact our ability to conduct these trials appropriately and achieve positive results, or complete the trials within our anticipated timetable. In particular, failure to prove the efficacy of Orenitram in combination with other PAH therapies could materially limit the commercial potential of Orenitram and impede our growth.

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

•                  We are unable to obtain approval from institutional review boards to conduct clinical trials at their respective sites;

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

We compete with well-established drug companies for, among other things, funding, licenses, expertise, personnel, clinical trial patients and investigators, consultants and third-party collaborators. We also compete with these companies for market share. Most of these competitors have substantially greater financial, marketing, manufacturing, sales, distribution and technical resources, and a larger number of approved products, than we do. These competitors also possess greater experience in areas critical to success such as research and development, clinical trials, sales and marketing and regulatory matters. There are several treatments that compete with our commercial therapies, as well as several other therapies under development, including late-stage investigational products that have completed or are undergoing phase III pivotal trials. For the treatment of PAH, we compete with a number of approved products in the United States and worldwide, including the following: Flolan®, Ventavis®, Ilomedin®, Tracleer®, Revatio®, Letairis®, Veletri®, Adempas®, Opsumit®, generic epoprostenol and generic sildenafil. Patients and doctors may perceive these competing products, or products developed in the future, as safer, more effective, more convenient and/or less expensive than our therapies. Alternatively, doctors may reduce the prescribed doses of our products if they prescribe them in combination with our competitors’ products. In addition, certain competing products are less invasive than Remodulin and the use of these products may delay or prevent initiation of Remodulin therapy. Any of these circumstances can negatively impact our operating results.

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

The commercial success of our products depends, in part, on the availability of reimbursements by governmental payers such as Medicare and Medicaid, and private insurance companies. An estimated 35-50% of Remodulin, Tyvaso and Adcirca sales in the United States are reimbursed under the Medicare and Medicaid programs. In the United States, the European Union and other potentially significant markets for our products such as China and Japan, government payers and/or third-party payers are increasingly attempting to limit or regulate the price of medicinal products and frequently challenge the pricing of new and expensive drugs. Our prostacyclin analogue products (Remodulin, Tyvaso and Orenitram) are expensive therapies.  Consequently, it may be difficult for our specialty pharmaceutical distributors to obtain adequate reimbursement for our products from third-party payers to motivate such distributors to support our products. Alternatively, third-party payers may reduce the amount of reimbursement for our products based on changes in pricing of other therapies for PAH. If third-party payers do not approve our products for reimbursement, or limit reimbursements, patients and physicians could choose competing products that are approved for reimbursement or provide lower out-of-pocket costs.

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

In Europe, the success of our commercial products and future products depends largely on obtaining and maintaining government reimbursement. In many European countries, patients are unlikely to use prescription drugs that are not reimbursed by their governments. Countries in Europe are under increasing pressure to reduce the cost of health care. Changes to current reimbursement policies may adversely affect our distributor’s ability to sell our products or sell our products on a profitable basis. In many markets outside the United States, governments control the prices of prescription pharmaceuticals through the implementation of reference pricing, price cuts, rebates, revenue-related taxes and profit control. Furthermore, international governments expect prices of prescription pharmaceuticals to decline over the life of the product or as prescription volumes increase. In addition, in December 2011, we received marketing approval for the intravenous use of Remodulin in most of the countries that are members of the European Economic Area (EEA); however, we are in the process of obtaining approval of our risk management plan on a country-by-country basis, and must obtain pricing approval in each of these member countries before we can market intravenous Remodulin. Delays in obtaining these approvals, or failure to obtain satisfactory pricing approvals, could impact our future sales growth. Additionally, in granting pricing approval for the intravenous use of Remodulin, a member country may approve a lower reimbursement price for intravenous Remodulin than for subcutaneous Remodulin, or reduce the reimbursement price for both methods of administering Remodulin. Any regulatory action reducing the reimbursement rates for intravenous and subcutaneous Remodulin could have a material adverse effect on our revenues, results of operations and our business.

Our production strategy exposes us to significant risks.

We must be able to produce sufficient quantities of our commercial products to satisfy the growing demand for our products. The process of producing our products is difficult and complex, and currently involves a number of third parties. We synthesize treprostinil, the active ingredient in Remodulin and Tyvaso, and treprostinil diolamine, the active ingredient in Orenitram, in our Silver Spring, Maryland facility using raw materials and advanced intermediate compounds supplied by vendors. We produce Remodulin, Tyvaso and Orenitram at our own facilities and rely on third parties for additional production capacity.  Since December 2013, we have relied on Minnetronix, Inc. as the sole manufacturer of the Tyvaso Inhalation System. We substantially rely on third parties to adhere to and maintain production processes in accordance with all applicable regulatory requirements. If any of these critical third-party production and supply arrangements are interrupted for compliance issues or other reasons, we may not have sufficient inventory to meet future demand. In addition, any change in suppliers and/or service providers could interrupt the production of our commercial products and impede the progress of our commercial launch plans and clinical trials.

In addition, the internal production process also subjects us to risks as we engage in increasingly complex production processes. For example, Remodulin, Tyvaso and ch14.18 must be formulated in a sterile environment and we have limited experience with sterile manufacturing on a commercial scale. In addition, ch14.18 is a monoclonal antibody —as with all biologic products, monoclonal antibodies are inherently more difficult to produce than our treprostinil-based products and involve increased risk of viral and other contaminants.

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

Third parties assist us in: (1) producing our commercial products; (2) conducting clinical trials, preclinical studies and other research and development activities; (3) obtaining regulatory approvals; (4) conducting pharmacovigilance-related and product complaint activities, including drug safety, reporting adverse events and product complaints; and (5) marketing and distributing our products. The involvement of third parties is necessary because we do not possess the internal capacity, and in certain cases the expertise, to perform all of these functions. Accordingly, the success of these third parties in performing their contractual obligations is critical to our operations.

For risks relating to the involvement of third parties in our production process, see the risk factor above, entitled Our production strategy exposes us to significant risks.

We rely on Accredo Health Group, Inc. (Accredo) and CVS Caremark (Caremark) to distribute and sell Remodulin, Tyvaso and Orenitram in the United States.  These distributors are also partially responsible for negotiating reimbursements from third-party payers for the cost of our therapies. From time-to-time, we increase the price of products sold to our U.S.-based and international distributors. Our price increases may not be fully reimbursed by third-party payers. If our distributors do not achieve acceptable profit margins on our products, they may reduce or discontinue the sale of our products. Furthermore, if our distributors devote fewer resources to sell our products or are unsuccessful in their sales efforts, our revenues may decline materially.

We rely on Eli Lilly and Company (Lilly) to manufacture and supply Adcirca for us, and we use Lilly’s pharmaceutical wholesaler network to distribute Adcirca in the United States and Puerto Rico. If Lilly is unable to manufacture or supply Adcirca or its distribution network is disrupted, it could delay, disrupt or prevent us from selling Adcirca, which would slow the growth of our business. In addition, Lilly has the right to determine the wholesale price of Adcirca, which generally moves in parity with the wholesale price Lilly sets for Cialis® (both of these products contain the same active ingredient). Lilly generally increases the price of both Cialis and Adcirca twice per year. Changes in Lilly’s wholesale prices could adversely impact demand or reimbursement for Adcirca, particularly in light of the commercial availability of generic sildenafil, the active ingredient in Revatio, which could be prescribed in lieu of Adcirca.

In addition, any change in service providers could interrupt the distribution of our commercial products and our other products and services, and impede the progress of our clinical trials, commercial launch plans and related revenues.

We rely heavily on third-party contract research organizations, contract laboratories, clinical investigative sites and other third-parties to conduct our clinical trials, preclinical studies and other research and development activities. In addition, the success of certain products we are developing will depend on clinical trials sponsored by third parties. Failure by any third party to conduct or assist us in conducting clinical trials in accordance with study protocols, quality controls and GCP, and to submit associated regulatory filings, could limit or prevent our ability to rely on results of those trials in seeking regulatory approvals.

We are heavily reliant on Medtronic, Inc. (Medtronic) for the success of our program to develop an implantable pump to deliver intravenous Remodulin. Medtronic has completed a clinical study in this regard, and is conducting other stability, compatibility and technical assessments of its implantable pump system. We are substantially reliant on Medtronic to complete these assessments, to complete necessary regulatory filings and respond to FDA inquiries, and to maintain appropriate quality controls relating to the system.  As such, we can provide no assurances as to the timing or likelihood of the Remodulin implantable pump program’s success.

Our operations must comply with extensive laws and regulations in the United States and other countries, including FDA regulations. Failure to obtain approvals on a timely basis or to achieve continued compliance could delay, disrupt or prevent the commercialization of our products.

The products we develop must be approved for marketing and sale by regulatory agencies and, once approved, are subject to extensive regulation. Our research and development efforts must comply with extensive regulations, including those promulgated by the FDA and the United States Department of Agriculture. The process of obtaining and maintaining regulatory approvals for new drugs is lengthy, expensive and uncertain. The regulatory approval process is particularly uncertain for our lung transplantation programs, which include the development of xenotransplantation, regenerative medicine and cell-based products. The manufacture, distribution, advertising and marketing of our products are also subject to extensive regulation, including strict pharmacovigilance and adverse event and medical device reporting requirements. Any future product approvals we receive could be accompanied by significant restrictions on the use or marketing of a given product. Furthermore, our product candidates may fail to receive marketing approval on a timely basis, or at all. If granted, product approvals can be withdrawn for failure to comply with regulatory requirements, such as post-marketing requirements and post-marketing commitments, or upon the occurrence of adverse events subsequent to commercial introduction.

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

For example, in December 2013 we received a subpoena from the Office of the Inspector General (OIG) of the Department of Health and Human Services reflecting a civil investigation by the United States Department of Justice, principally represented by the United States Attorney’s Office for the District of Maryland. The subpoena requests documents regarding Remodulin, Tyvaso and Adcirca, including our marketing practices relating to these products. We are cooperating with the investigation, which has and will continue to increase our legal expenses, and will require significant management time and attention.  We are not aware that a claim, litigation or assessment has been asserted in connection with the subpoena.  However, such subpoenas are often associated with previously filed qui tam actions brought under the federal and state false claims acts. Qui tam actions are lawsuits brought by private plaintiffs on behalf of the federal government, and often state governments, for alleged federal or state false claims act violations, with potential liability including mandatory treble damages and significant per-claim penalties, currently set at $5,500 to $11,000 per false claim.  We may currently be subject to investigation in connection with qui tam actions filed under seal.  We also cannot predict what actions, if any, may be taken against us or our employees by the OIG, the Department of Justice, other governmental entities, or any third parties in connection with such investigation, nor can we predict or determine the outcome of the government’s investigation or reasonably estimate the amount or range of amounts of fines, damages, restitutions or penalties that might result from a settlement or an adverse outcome. As a result of the investigation we may also be subject to exclusion of our products from reimbursement under the federal healthcare programs, debarment, or a corporate integrity agreement, and certain of our employees may also be subject to exclusion or debarment.  Any of these risks and uncertainties, including the conduct of the investigation itself, could adversely affect our revenues, results of operations, cash flows and financial condition.

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

In the United States, the federal health care program anti-kickback statute prohibits, among other activities, knowingly and willfully offering, paying, soliciting, or receiving compensation to induce, or in return for, the purchase, lease, order or arranging the purchase, lease or order of any health care product or service reimbursable under any federally financed health-care program. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other. The exemptions and safe harbors for this statute are narrow, and practices that involve compensation intended to induce prescriptions, purchases, or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Our practices may not always meet all of the criteria for safe harbor protection.

The federal False Claims Act prohibits any person from knowingly presenting or causing to be presented a false statement material to a false claim. Several pharmaceutical and health care companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the free product. Other companies have been prosecuted for causing false claims to be submitted because of these companies’ marketing of a product for unapproved, and thus non-reimbursable, uses. Potential liability under the federal False Claims Act includes mandatory treble damages and significant per-claim penalties, currently set at $5,500 to $11,000 per false claim. The majority of states also have statutes or regulations similar to the federal anti-kickback statute and False Claims Act, which apply to items and services reimbursed under Medicaid and other state programs; furthermore, in several states, these statutes and regulations apply regardless of the payer. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer’s product from reimbursement under government programs, debarment, criminal fines, and imprisonment.

In December 2013 we received a subpoena from the OIG of the Department of Health and Human Services reflecting a civil investigation by the United States Department of Justice, principally represented by the United States Attorney’s Office for the District of Maryland. The subpoena requests documents regarding Remodulin, Tyvaso and Adcirca, including our marketing practices relating to these products.  For further details, see Part II, Item 1.—Legal Proceedings.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010  (PPACA), also imposed new reporting requirements for pharmaceutical and device manufacturers with regard to payments or other transfers of value made to physicians and teaching hospitals. In addition, pharmaceutical and device manufacturers will be required to report and disclose investment interests held by physicians and their immediate family members during the preceding calendar year. Manufacturers were required to make these first reports for information collected in 2013 by March 31, 2014. Such information is to be made publicly available by the Secretary of Health and Human Services in a searchable format beginning September 30, 2014. Failure to submit required information may result in civil monetary penalties of up to $150,000 per year (and up to $1.0 million per year for “knowing failures”) for all payments, transfers of value or ownership or investment interests not reported in an annual submission.

Further, the PPACA amends the intent requirement of the federal anti-kickback and criminal health care fraud statutes. This amendment provides that a person or entity no longer needs to have knowledge of these statutes or specific intent to violate them. In addition, the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the False Claims Act.

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

Reports of side effects and adverse events associated with our products could have a significant adverse impact on the sale of our products. An example of a known risk associated with intravenous Remodulin is sepsis, which is a serious and potentially life-threatening infection of the bloodstream caused by a wide variety of bacteria. Intravenous prostacyclin analogues, such as intravenous Remodulin, are infused continuously through a catheter placed in a large vein in the patient’s chest, and sepsis is a known risk associated with this type of delivery. As a result, sepsis is included as a risk in the Remodulin package insert, and the occurrence of sepsis is familiar to physicians who prescribe intravenously administered therapies.  Concerns about bloodstream infections may affect a physician’s decision to prescribe or a patient’s willingness to use intravenous Remodulin.

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

If any of the license or other agreements under which intellectual property rights are licensed to, or were acquired by us, are breached or terminated, our right to continue to develop, produce and sell the products covered by such agreements could be impaired or lost.

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

We continue to conduct research into new methods to synthesize treprostinil and have pending U.S. and international patent applications and patents relating to such methods. However, we cannot be sure that these additional patents will effectively deter or delay competitors’ efforts to bring new products to market, or that additional patent applications will result in new patents. Upon the expiration of any of our patents, competitors may develop generic versions of our products and may market those generic versions at a lower price to compete with our products. Competitors may also seek to design around our patents prior to their expiration in an effort to develop competing products that do not infringe our patents.

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

The current status of our litigation with Sandoz is further described in Part II, Item 1.—Legal Proceedings, contained elsewhere in this Quarterly Report on Form 10-Q.

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

The price of common stock can be highly volatile within the pharmaceutical and biotechnology sector. Consequently, there can be significant price and volume fluctuations in the market that may not relate to operating performance. The following table sets forth the high and low closing prices of our common stock for the periods indicated:

	High	Low
January 1, 2014—March 31, 2014	$113.39	$90.67
January 1, 2013—December 31, 2013	$114.51	$51.64
January 1, 2012—December 31, 2012	$58.91	$40.42

The price of our common stock could decline sharply due to the following factors, among others:

•                  Failure to meet estimates or expectations of securities analysts;

•                  Quarterly and annual financial results;

•                  Timing and results of our clinical trials;

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

•                  Announcements relating to technological innovations or new products or announcements regarding our existing products, including in particular, announcements regarding clinical studies or regulatory approvals of new, competing PAH therapies;

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

Many securities analysts publish quarterly and annual projections of our revenues and profits. Such projections are inherently subject to uncertainty. As a result, actual revenues and profits may fail to meet these projections. Even minor variations in reported revenues and profits compared to securities analysts’ expectations could have a significant adverse impact on the price of our common stock.

Sales or issuances of our common stock may depress our stock price.

The price of our common stock could decline if: (1) we issue common stock to raise capital or acquire a license or business; (2) our shareholders sell substantial amounts of our common stock in the public market; (3) our investors become concerned that substantial sales of our common stock may occur; or (4) we issue shares upon the settlement of warrants relating to the hedging transaction relating to our 2016 Convertible Notes. A decrease in the price of our common stock could make it difficult for us to raise capital or fund acquisitions through the issuance of our stock.

Any sales of common stock issued to holders of our 2016 Convertible Notes could adversely affect the prevailing market price of our common stock or result in short selling by market participants in expectation of a decline in the price of our common stock.

Our share repurchases may affect the value of our common stock.

Our Board of Directors has authorized several programs to repurchase our common stock, including a $420.0 million share repurchase program effective during the two-year period that began on March 4, 2013. The price of our common stock may, in part, reflect expectations that our repurchase program will be fully consummated, or that our Board of Directors will authorize additional repurchase programs in the future. Our share repurchase program does not obligate us to acquire any specific number of shares. If we fail to meet analyst or investor expectations regarding our existing repurchase program or any future repurchase program, our stock price may decline.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit) (1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs(2)
Beginning repurchase authority				$377,561,827
January 1, 2014 - January 31, 2014	—	$—	—	377,561,827
February 1, 2014 - February 28, 2014	—	—	—	377,561,827
March 1, 2014 - March 31, 2014	1,027,369	95.03	1,027,369	279,928,377
Total	1,027,369	$95.03	1,027,369	$279,928,377

(1)         Average price paid per share calculated at settlement, including commission.

(2)         As previously disclosed in our Current Report on Form 8-K filed on February 4, 2013, our Board of Directors authorized a share repurchase program for up to $420.0 million in aggregate repurchases of our common stock through March 3, 2014. Subsequently, our Board approved the extension of the term of the repurchase program to March 3, 2015, as disclosed in our Current Report on Form 8-K filed on January 31, 2014.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

Item 6.  EXHIBITS

Exhibits filed as a part of this Form 10-Q are listed on the Exhibit Index, which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED THERAPEUTICS CORPORATION

April 29, 2014	/s/ MARTINE A. ROTHBLATT
	By:	Martine A. Rothblatt, Ph.D.
	Title:	Chairman and Chief Executive Officer

/s/ JOHN M. FERRARI
	By:	John M. Ferrari
	Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-76409).

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

101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the SEC on April 29, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) the Consolidated Statements of Operations for the three months periods ended March 31, 2014 and 2013 (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013 (iv) the Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2014 and 2013, and (v) the Notes to Consolidated Financial Statements.