Form 10-Q
period 2014-06-30
UNITED THERAPEUTICS Corp
filed 2014-07-29
CIK 1082554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2014

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

The number of shares outstanding of the issuer’s common stock, par value $.01 per share, as of July 21, 2014 was 47,269,381.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

UNITED THERAPEUTICS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$259,046	$278,889
Marketable investments	308,534	409,645
Accounts receivable, net of allowance of none for 2014 and 2013	212,902	126,297
Inventories, net	58,033	47,758
Other current assets	43,093	46,424
Total current assets	881,608	909,013
Marketable investments	280,887	448,134
Goodwill and other intangibles, net	15,336	14,115
Property, plant and equipment, net	477,534	464,950
Deferred tax assets, net	193,808	192,718
Other assets	103,699	58,637
Total assets	$1,952,872	$2,087,567

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$112,246	$92,244
Convertible notes	221,712	215,845
Share tracking awards plan	164,427	287,956
Line of credit and mortgages payable—current	141,614	66,614
Other current liabilities	19,074	25,015
Total current liabilities	659,073	687,674
Other liabilities	80,724	95,582
Total liabilities	739,797	783,256
Commitments and contingencies:
Temporary equity	39,170	45,037
Stockholders’ equity:
Preferred stock, par value $.01, 10,000,000 shares authorized, no shares issued	—	—
Series A junior participating preferred stock, par value $.01, 100,000 shares authorized, no shares issued	—	—
Common stock, par value $.01, 245,000,000 shares authorized, 63,756,923 and 63,013,192 shares issued, and 47,230,528 and 50,388,140 shares outstanding at June 30, 2014 and December 31, 2013, respectively	638	630
Additional paid-in capital	1,101,476	1,057,224
Accumulated other comprehensive loss	(14,627)	(13,183)
Treasury stock at cost, 16,526,395 and 12,625,052 shares at June 30, 2014 and December 31, 2013, respectively	(890,998)	(513,437)
Retained earnings	977,416	728,040
Total stockholders’ equity	1,173,905	1,259,274
Total liabilities and stockholders’ equity	$1,952,872	$2,087,567

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Revenues:
Net product sales	$321,329	$277,495	$605,882	$520,641
Other	1,473	3,111	6,323	5,101
Total revenues	322,802	280,606	612,205	525,742
Operating expenses:
Research and development	39,742	54,617	52,190	105,047
Selling, general and administrative	68,031	71,365	98,246	142,721
Cost of product sales	38,709	32,320	69,309	61,633
Total operating expenses	146,482	158,302	219,745	309,401
Operating income	176,320	122,304	392,460	216,341
Other (expense) income:
Interest income	1,110	869	2,343	1,848
Interest expense	(4,746)	(4,520)	(9,356)	(8,956)
Other, net	349	(134)	802	121
Total other (expense) income, net	(3,287)	(3,785)	(6,211)	(6,987)
Income before income taxes	173,033	118,519	386,249	209,354
Income tax expense	(61,181)	(38,655)	(136,873)	(67,165)
Net income	$111,852	$79,864	$249,376	$142,189
Net income per common share:
Basic	$2.35	$1.60	$5.09	$2.84
Diluted	$2.10	$1.52	$4.54	$2.71
Weighted average number of common shares outstanding:
Basic	47,617	49,800	49,002	50,003
Diluted	53,252	52,648	54,948	52,386

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Net income	$111,852	$79,864	$249,376	$142,189
Other comprehensive income (loss):
Foreign currency translation gain (loss)	859	(373)	382	(2,663)
Defined benefit pension plan:
Prior service cost arising during period, net of tax	—	—	(2,415)	—
Actuarial gain arising during period, net of tax	—	—	221	51
Less: amortization of actuarial gain and prior service cost included in net periodic pension cost, net of tax	226	256	452	512
Total defined benefit pension plan, net	226	256	(1,742)	563
Unrealized loss on available-for-sale securities, net of tax	(70)	(35)	(84)	(58)
Other comprehensive gain (loss), net of tax	1,015	(152)	(1,444)	(2,158)
Comprehensive income	$112,867	$79,712	$247,932	$140,031

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2014	2013
	(Unaudited)
Cash flows from operating activities:
Net income	$249,376	$142,189
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,206	15,845
Provision for inventory obsolescence	1,453	142
Current and deferred income tax expense	136,873	67,165
Share-based compensation (benefit) expense	(62,596)	68,199
Amortization of debt discount and debt issue costs	6,532	6,240
Amortization of discount or premium on investments	2,988	2,038
Other	(414)	1,313
Excess tax benefits from share-based compensation	(14,040)	(2,634)
Changes in operating assets and liabilities:
Accounts receivable	(86,473)	(15,455)
Inventories	(11,266)	(7,705)
Other assets	731	4,085
Accounts payable and accrued expenses	20,017	6,763
Other liabilities	(202,270)	(106,639)
Net cash provided by operating activities	56,117	181,546

Cash flows from investing activities:
Purchases of property, plant and equipment	(31,512)	(9,080)
Purchases of held-to-maturity investments	(110,095)	(162,461)
Maturities of held-to-maturity investments	375,164	239,511
Cost-method investments	(45,000)	(30,766)
Net cash provided by investing activities	188,557	37,204

Cash flows from financing activities:
Payments to repurchase common stock	(377,562)	(42,438)
Proceeds from line of credit	75,000	—
Proceeds from the exercise of stock options	22,171	10,097
Issuance of stock under employee stock purchase plan	1,672	1,318
Excess tax benefits from share-based compensation	14,040	2,634
Net cash used in financing activities	(264,679)	(28,389)

Effect of exchange rate changes on cash and cash equivalents	162	(841)
Net increase in cash and cash equivalents	(19,843)	189,520
Cash and cash equivalents, beginning of period	278,889	154,030
Cash and cash equivalents, end of period	$259,046	$343,550

Supplemental schedule of cash flow information:
Cash paid for interest	$2,727	$2,775
Cash paid for income taxes	$140,366	$85,649
Non-cash investing activity: Non-cash additions to property, plant and equipment	$4,429	$2,685

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

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

We have approval from the United States Food and Drug Administration (FDA) to market the following therapies: Remodulin® (treprostinil) Injection (Remodulin), Tyvaso® (treprostinil) Inhalation Solution (Tyvaso), Adcirca® (tadalafil) Tablets (Adcirca) and Orenitram® (treprostinil) Extended-Release Tablets (Orenitram). We commenced commercial sales of Orenitram during the second quarter of 2014. Remodulin has also been approved in various countries outside the United States.

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

In our management’s opinion, the accompanying consolidated financial statements contain all adjustments, including normal, recurring adjustments, necessary to fairly present our financial position as of June 30, 2014, results of operations and comprehensive income for the three- and six-month periods ended June 30, 2014 and 2013, and cash flows for the six-month periods ended June 30, 2014 and 2013. Interim results are not necessarily indicative of results for an entire year.

3. Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market (current replacement cost) and consist of the following, net of reserves (in thousands):

	June 30, 2014	December 31, 2013
Raw materials	$23,651	$18,377
Work-in-progress	12,027	11,802
Finished goods	22,355	17,579
Total inventories	$58,033	$47,758

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

Assets and liabilities subject to fair value measurements are as follows (in thousands):

	As of June 30, 2014
	Level 1	Level 2	Level 3	Balance
Assets
Money market funds (1)	$153,410	$—	$—	$153,410
Federally-sponsored and corporate debt securities (2)	—	590,104	—	590,104
Total assets	$153,410	$590,104	$—	$743,514
Liabilities
Convertible notes due 2016	$456,905	$—	$—	$456,905
Contingent consideration (3)	—	—	4,777	4,777
Total liabilities	$456,905	$—	$4,777	$461,682

	As of December 31, 2013
	Level 1	Level 2	Level 3	Balance
Assets
Money market funds (1)	$145,194	$—	$—	$145,194
Federally-sponsored and corporate debt securities (2)	—	857,711	—	857,711
Total assets	$145,194	$857,711	$—	$1,002,905
Liabilities
Convertible notes due 2016	$593,750	$—	$—	$593,750
Contingent consideration (3)	—	—	6,616	6,616
Total liabilities	$593,750	$—	$6,616	$600,366

(1)         Included in cash and cash equivalents on the accompanying consolidated balance sheets.

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

(3)         Included in other liabilities on the accompanying consolidated balance sheets. The fair value of contingent consideration has been estimated using probability weighted discounted cash flow models (DCF). The DCFs incorporate Level 3 inputs including estimated discount rates that we believe market participants would consider relevant in pricing and the projected timing and amount of cash flows, which are estimated and developed, in part, based on the requirements specific to each acquisition agreement. We analyze and evaluate these fair value measurements quarterly to determine whether valuation inputs continue to be relevant and appropriate or whether current period developments warrant adjustments to valuation inputs and related measurements. Any increases or decreases in discount rates would have an inverse impact on the corresponding fair value, while increases or decreases in expected cash flows would result in corresponding increases or decreases in fair value. As of both June 30, 2014 and December 31, 2013, the cost of debt and weighted average cost of capital used to discount projected cash flows relating to our contingent consideration ranged from 8.7 percent to 16.5 percent, respectively.

A reconciliation of the beginning and ending balances of Level 3 liabilities for the three- and six-month periods ended June 30, 2014 is presented below (in thousands):

Contingent Consideration
Balance, April 1, 2014—Asset (Liability)	$(5,943)
Transfers into Level 3	—
Transfers out of Level 3	—
Total gains/(losses) realized/unrealized:
Included in earnings	1,149
Included in other comprehensive income	17
Purchases	—
Sales	—
Issuances	—
Settlements	—
Balance June 30, 2014—Asset (Liability)	$(4,777)
Amount of total gains/(losses) for the three-month period ended June 30, 2014 included in earnings that are attributable to the change in unrealized gains or losses related to outstanding liabilities	$1,149

Contingent Consideration
Balance January 1, 2014—Asset (Liability)	$(6,616)
Transfers into Level 3	—
Transfers out of Level 3	—
Total gains/(losses) realized/unrealized:
Included in earnings	1,132
Included in other comprehensive income	23
Purchases	—
Sales	—
Issuances	—
Settlements	684
Balance June 30, 2014—Asset (Liability)	$(4,777)
Amount of total gains/(losses) for the six-month period ended June 30, 2014 included in earnings that are attributable to the change in unrealized gains or losses related to outstanding liabilities	$1,132

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value because of their short maturities. The fair values of our marketable investments and our Convertible Notes are reported above within the fair value hierarchy. The carrying value of our Wells Fargo mortgage loan and line of credit approximate fair value as both of these debt instruments bear a variable rate of interest that we believe approximates the market rate of interest for these instruments with similar credit risk profiles, terms and maturities (Level 2 in the fair value hierarchy). Refer to Note 9—Debt.

5. Investments

Marketable Investments

Held-to-Maturity Investments

Marketable investments classified as held-to-maturity consist of the following (in thousands):

As of June 30, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government-sponsored enterprises	$243,013	$253	$(7)	$243,259
Corporate notes and bonds	346,105	753	(13)	346,845
Total	$589,118	$1,006	$(20)	$590,104
Reported under the following captions on the consolidated balance sheet (1):
Current marketable investments	$308,534
Noncurrent marketable investments	280,584
	$589,118

(1)         Marketable investments include certain restricted current and non-current marketable investments of $46.8 million and $41.7 million, respectively, reflecting amounts pledged to secure the outstanding balance on our line of credit. Refer to Note 9—Debt—Line of Credit.

As of December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government-sponsored enterprises	$445,939	$257	$(77)	$446,119
Corporate notes and bonds	411,455	300	(163)	411,592
Total	$857,394	$557	$(240)	$857,711
Reported under the following captions on the consolidated balance sheet (2):
Current marketable investments	$409,645
Noncurrent marketable investments	447,749
	$857,394

(2)         At December 31, 2013, none of our marketable investments were restricted.

The following table summarizes gross unrealized losses and the length of time marketable investments have been in a continuous unrealized loss position (in thousands):

	As of June 30, 2014		As of December 31, 2013
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Government-sponsored enterprises:
Continuous unrealized loss position less than one year	$13,258	$(7)	$76,651	$(77)
Continuous unrealized loss position greater than one year	—	—	—	—
	13,258	(7)	76,651	(77)
Corporate notes and bonds:
Continuous unrealized loss position less than one year	21,700	(13)	168,669	(163)
Continuous unrealized loss position greater than one year	—	—	—	—
	21,700	(13)	168,669	(163)
Total	$34,958	$(20)	$245,320	$(240)

We attribute gross unrealized losses pertaining to our held-to-maturity securities as of June 30, 2014 and December 31, 2013 to the variability in related market interest rates. We do not intend to sell these securities, nor is it more likely than not that we will be required to sell them prior to the end of their contractual terms. Furthermore, we believe these securities do not expose us to undue market risk or counterparty credit risk. As such, we do not consider these securities to be other than temporarily impaired.

The following table summarizes the contractual maturities of held-to-maturity marketable investments (in thousands):

	June 30, 2014
	Amortized Cost	Fair Value
Due in less than one year	$308,534	$308,792
Due in one to two years	197,078	197,563
Due in three to five years	83,506	83,749
Due after five years	—	—
Total	$589,118	$590,104

Investments Held at Cost

As of June 30, 2014, we maintain in the aggregate, non-controlling equity investments of $83.0 million in privately-held corporations, including a $50.0 million investment in preferred stock of Synthetic Genomics Inc. (SGI), which we purchased in May 2014. We account for these investments at cost since we do not have the ability to exercise significant influence over these companies and their fair values are not readily determinable. The fair value of these investments has not been estimated at June 30, 2014, as we have not identified any events or developments indicating that their carrying amounts may be impaired. We include these investments within other assets on our accompanying consolidated balance sheets.

In addition to the investment noted above, we entered into a separate multi-year research and development collaboration agreement whereby SGI will develop engineered primary pig cells with modified genomes for use in our xenotransplantation program, which is principally focused on lungs.  Under this agreement, each party will assume its own research and development costs and SGI may receive royalties and milestone payments from the development and commercialization of organs.

6. Goodwill and Other Intangible Assets

Goodwill and other intangible assets comprise the following (in thousands):

	As of June 30, 2014			As of December 31, 2013
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill (1)	$10,666	$—	$10,666	$10,703	$—	$10,703
Other intangible assets (1):	—
Technology, patents and trade names	7,008	(4,102)	2,906	5,049	(3,730)	1,319
Customer relationships and non-compete agreements	4,905	(3,141)	1,764	4,947	(2,886)	2,061
Contract-based	2,020	(2,020)	—	2,020	(1,988)	32
Total	$24,599	$(9,263)	$15,336	$22,719	$(8,604)	$14,115

(1)         Includes foreign currency translation adjustments.

7. Supplemental Executive Retirement Plan

We maintain the United Therapeutics Corporation Supplemental Executive Retirement Plan (SERP) to provide retirement benefits to certain senior members of our management team. To help fund our expected obligations under the SERP, we maintain the United Therapeutics Corporation Supplemental Executive Retirement Plan Rabbi Trust Document (Rabbi Trust). The balance in the Rabbi Trust was $5.1 million as of June 30, 2014 and December 31, 2013. The Rabbi Trust is irrevocable and SERP participants have no preferred claim on, nor any beneficial ownership interest in, any assets of the Rabbi Trust.

Net periodic pension cost consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Service cost	$1,379	$1,352	$2,758	$2,703
Interest cost	592	396	1,184	792
Amortization of prior service cost	309	207	617	414
Amortization of net actuarial loss	52	199	105	397
Net pension expense	$2,332	$2,154	$4,664	$4,306

Reclassifications related to the SERP from accumulated other comprehensive loss to the statement of operations by line item and the tax impact of these reclassifications is presented below (in thousands):

Component Reclassified from Accumulated Other	Three Months Ended June 30,		Six Months Ended June 30,
Comprehensive Loss (1)	2014	2013	2014	2013
Amortization of prior service cost:
Research and development	$102	$79	$204	$155
Selling, general and administrative	207	128	413	259
Total	309	207	617	414

Amortization of net actuarial loss:
Research and development	17	75	35	149
Selling, general and administrative	35	124	70	248
Total	52	199	105	397

Total amortization of prior service cost and net actuarial loss:	361	406	722	811
Tax benefit	(126)	(134)	(253)	(270)
Total, net of tax	$235	$272	$469	$541

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

The aggregate STAP liability balance was $181.2 million and $305.2 million at June 30, 2014 and December 31, 2013, respectively, of which $16.7 million and $17.2 million, respectively, have been classified as non-current liabilities under the caption “other liabilities” on our consolidated balance sheets based on their vesting terms.

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

The table below includes the assumptions used to measure the fair value of STAP awards:

	June 30, 2014	June 30, 2013
Expected volatility	33.4%	34.1%
Risk-free interest rate	1.1%	1.1%
Expected term of awards (in years)	4.0	4.3
Expected forfeiture rate	9.9%	9.4%
Expected dividend yield	0.0%	0.0%

A summary of the activity and status of STAP awards is presented below:

			Weighted
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Awards	Price	(in Years)	(in Thousands)
Outstanding at January 1, 2014	8,734,901	$52.75
Granted	1,548,050	94.61
Exercised	(1,187,854)	49.27
Forfeited	(130,664)	62.63
Outstanding at June 30, 2014	8,964,433	$60.30	7.7	$262,159
Exercisable at June 30, 2014	3,514,810	$50.85	6.2	$132,292
Expected to vest at June 30, 2014	4,903,029	$66.63	8.6	$115,775

The weighted average grant-date fair value of STAP awards granted during the six-month periods ended June 30, 2014 and June 30, 2013 was $33.57 and $24.58, respectively.

Share-based compensation (benefit) expense recognized in connection with the STAP is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Research and development	$928	$14,069	$(25,745)	$27,564
Selling, general and administrative	(2,039)	14,831	(34,011)	29,761
Cost of product sales	(1,038)	239	(3,347)	1,317
Share-based compensation (benefit) expense before taxes	(2,149)	29,139	(63,103)	58,642
Related income tax benefit (expense)	752	(9,674)	22,086	(19,469)
Share-based compensation (benefit) expense, net of taxes	$(1,397)	$19,465	$(41,017)	$39,173
Share-based compensation capitalized as part of inventory	$826	$53	$562	$323

Cash paid to settle STAP awards exercised during the six-month periods ended June 30, 2014 and June 30, 2013 was $61.7 million and $24.5 million, respectively.

9. Debt

Line of Credit

In September 2013, we entered into a Credit Agreement with Wells Fargo Bank, National Association (Wells Fargo) providing us a $75.0 million revolving loan facility, which may be increased by up to an additional $75.0 million provided certain conditions are met (the 2013 Credit Agreement). At our option, amounts borrowed under the 2013 Credit Agreement bear interest at either the one-month LIBOR rate plus a 0.50 percent margin, or a fluctuating base rate excluding any margin. In addition, we are subject to a monthly commitment fee of 0.06 percent per annum on the average daily unused balance of the facility. Amounts borrowed under the 2013 Credit Agreement are secured by certain of our marketable investments.  As of June 30, 2014, we had an outstanding principal balance of $75.0 million under the 2013 Credit Agreement, which has been included under the caption “line of credit and mortgages payable—current” on our consolidated balance sheet. The outstanding balance is secured by $88.5 million in current and non-current marketable investments as noted in Note 5—Investments—Marketable Investments. We drew on the revolving loan facility, in part, to fund share repurchases during the second quarter of 2014. The 2013 Credit Agreement does not subject us to any financial covenants.  On July 24, 2014, we amended the 2013 Credit Agreement to extend its maturity date from September 26, 2014 to September 30, 2015.

Convertible Notes Due 2016

In October 2011, we issued $250.0 million in aggregate principal value 1.0 percent Convertible Senior Notes due September 15, 2016 (Convertible Notes). The Convertible Notes are unsecured, unsubordinated debt obligations that rank equally with all of our other unsecured and unsubordinated indebtedness. We pay interest semi-annually on March 15 and September 15 of each year. The initial conversion price is $47.69 per share and the number of underlying shares used to determine the aggregate consideration upon conversion is approximately 5.2 million shares.

Conversion can occur: (1) any time after June 15, 2016; (2) during any calendar quarter that follows a calendar quarter in which the price of our common stock exceeds 130 percent of the conversion price for at least 20 days during the 30 consecutive trading-day period ending on the last trading day of the quarter; (3) during the ten consecutive trading-day period following any five consecutive trading-day period in which the trading price of the Convertible Notes is less than 95 percent of the closing price of our common stock multiplied by the then current number of shares underlying the Convertible Notes; (4) upon specified distributions to our shareholders; (5) in connection with certain corporate transactions; or (6) in the event that our common stock ceases to be listed on the NASDAQ Global Select Market, the NASDAQ Global Market or the New York Stock Exchange, or any of their respective successors.

The closing price of our common stock exceeded 130 percent of the conversion price of the Convertible Notes for more than 20 trading days during the 30 consecutive trading day period ended June 30, 2014. Consequently, the Convertible Notes are convertible at the election of their holders. As this conversion right is outside of our control, the Convertible Notes are classified as a current liability on our consolidated balance sheet at June 30, 2014. We are required to calculate this contingent conversion provision at the end of each quarterly reporting period. Therefore, the convertibility and classification of our Convertible Notes may change depending on the price of our common stock.

At June 30, 2014, the aggregate conversion value of the Convertible Notes exceeded their par value by $213.9 million using a conversion price of $88.49, the closing price of our common stock on June 30, 2014.

Upon conversion, holders of our Convertible Notes are entitled to receive: (1) cash equal to the lesser of the par value of the notes or the conversion value (the number of shares underlying the Convertible Notes multiplied by the then current conversion price per share); and (2) to the extent the conversion value exceeds the par value of the notes, shares of our common stock. In the event of a change in control, as defined in the indenture under which the Convertible Notes have been issued, holders can require us to purchase all or a portion of their Convertible Notes for 100 percent of the notes’ par value plus any accrued and unpaid interest.

The terms of the Convertible Notes provide for settlement wholly or partially in cash. Consequently, we are required to account for their liability and equity components separately so that the subsequent recognition of interest expense reflects our non-convertible borrowing rate. Accordingly, we estimated the fair value of the Convertible Notes without consideration of the conversion option as of the date of issuance (Liability Component). We recorded the excess of the proceeds received over the estimated fair value of the Liability Component totaling $57.9 million as the conversion option (Equity Component) and recognized a corresponding offset as a discount to the Convertible Notes to reduce their net carrying value. We reclassified a portion of the Equity Component equal to the unamortized discount as of June 30, 2014 to temporary equity because one of the contingent conversion criteria had been met at June 30, 2014, as disclosed above. Refer to Note 10—Temporary Equity. We are amortizing the debt discount over the five-year period ending September 15, 2016 (the expected life of the Liability Component) using the interest method and an effective rate of interest of 6.7 percent, which corresponded to our estimated non-convertible borrowing rate at the date of issuance.

Interest expense incurred in connection with our convertible notes consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Contractual coupon rate of interest	$625	$625	$1,250	$1,250
Discount amortization	2,973	2,786	5,867	5,499
Interest expense—convertible notes	$3,598	$3,411	$7,117	$6,749

Components comprising the carrying value of the Convertible Notes include the following (in thousands):

	June 30,	December 31,
	2014	2013
Principal balance	$250,000	$250,000
Discount, net of accumulated amortization of $29,650 and $23,783	(28,288)	(34,155)
Carrying amount	$221,712	$215,845

Convertible Note Hedge and Warrant Transactions

In connection with the issuance of our Convertible Notes, we entered into separate convertible note hedge and warrant transactions with Deutsche Bank AG London (DB London) to reduce the potentially dilutive impact of the conversion of our convertible notes. Pursuant to the convertible note hedge, we purchased call options to acquire up to approximately 5.2 million shares of our common stock with a strike price of $47.69. The call options become exercisable upon conversion of the Convertible Notes, and will terminate upon the maturity of the Convertible Notes or the first day the Convertible Notes are no longer outstanding, whichever occurs first. We also sold DB London warrants to acquire up to approximately 5.2 million shares of our common stock with a strike price of $67.56. The warrants will expire incrementally on a series of expiration dates subsequent to the maturity date of our Convertible Notes. Both the convertible note hedge and warrant transactions will be settled on a net-share basis. If the conversion price of our Convertible Notes is between the strike prices of the call options and warrants on the expiration dates of the warrants, our shareholders will not experience any dilution in connection with the conversion of our Convertible Notes; however, to the extent that the price of our common stock exceeds the strike price of the warrants on any or all of the series of related incremental expiration dates, we will be required to issue shares of our common stock to DB London.

Mortgage Financing

In December 2010, we entered into a Credit Agreement with Wells Fargo and Bank of America, N.A., pursuant to which we obtained a $70.0 million mortgage loan (the 2010 Credit Agreement). The 2010 Credit Agreement matures in December 2014 and is secured by certain of our facilities in Research Triangle Park, North Carolina and Silver Spring, Maryland. Annual principal payments are based on a twenty-five year amortization schedule using a fixed rate of interest of 7.0 percent and the outstanding debt bears a floating rate of interest per annum based on the one-month LIBOR, plus a credit spread of 3.75 percent, or approximately 3.91 percent as of June 30, 2014. We have the option to change the rate of interest charged on the loan to 2.75 percent plus the greater of: (1) Wells Fargo’s prime rate, or (2) the federal funds effective rate plus 0.05 percent, or (3) LIBOR plus 1.0 percent.  We can prepay the loan balance without being subject to a prepayment premium or penalty. As of June 30, 2014, the principal balance under the 2010 Credit Agreement was $66.5 million and is included within line of credit and mortgages payable—current as the outstanding balance will be due in December 2014. The 2010 Credit Agreement contains financial covenants, and as of June 30, 2014, we were in compliance with these covenants.

10. Temporary Equity

Temporary equity includes securities that: (1) have redemption features that are outside our control; (2) are not classified as an asset or liability; (3) are excluded from permanent stockholders’ equity; and (4) are not mandatorily redeemable. Amounts included in temporary equity relate to securities that are redeemable at a fixed or determinable price.

Components comprising the carrying value of temporary equity include the following (in thousands):

	June 30,	December 31,
	2014	2013
Reclassification of Equity Component (1)	$28,288	$34,155
Common stock subject to repurchase (2)	10,882	10,882
Total	$39,170	$45,037

(1)         Represents the reclassification of the Equity Component equal to the unamortized debt discount of our Convertible Notes as of June 30, 2014 and December 31, 2013 from additional paid-in capital to temporary equity as our Convertible Notes were convertible at the election of their holders as noted above in Note 9—Debt—Convertible Notes Due 2016.

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

The components of basic and diluted earnings per common share comprised the following (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net income (numerator)	$111,852	$79,864	$249,376	$142,189
Denominator:
Weighted average outstanding shares — basic	47,617	49,800	49,002	50,003
Effect of dilutive securities (1):
Convertible notes (2)	2,643	1,362	2,721	1,120
Warrants	1,560	—	1,671	—
Stock options and employee stock purchase plan	1,432	1,486	1,554	1,263
Weighted average shares — diluted	53,252	52,648	54,948	52,386
Earnings per common share:
Basic	$2.35	$1.60	$5.09	$2.84
Diluted	$2.10	$1.52	$4.54	$2.71

Stock options and warrants excluded from calculation (2)	9,925	10,485	9,814	11,026

(1)         Calculated using the treasury stock method.

(2)         Certain stock options and warrants were excluded from the computation of diluted earnings per share because their impact would be anti-dilutive. Under our convertible note hedge agreement, we are entitled to receive shares required to be issued to investors upon conversion of our Convertible Notes. Since related shares used to compute dilutive earnings per share would be anti-dilutive, they have been excluded from the calculation above.

Stock Option Plan

We may grant stock options to employees and non-employees under our equity incentive plan. We estimate the fair value of stock options using the Black-Scholes-Merton valuation model, which requires us to make certain assumptions that can materially impact the estimation of fair value and related compensation expense. These assumptions used to estimate fair value include the expected volatility of our common stock, the risk-free interest rate, the expected term of stock option awards and the expected dividend yield. We did not grant any stock options during the three- and six-month periods ended June 30, 2014 and 2013.

A summary of the activity and status of employee stock options during the six-month period ended June 30, 2014 is presented below:

			Weighted
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Options	Price	(Years)	(in thousands)
Outstanding at January 1, 2014	4,749,449	$56.06
Granted	—	—
Exercised	(688,697)	30.60
Forfeited	(218)	11.35
Outstanding and exercisable at June 30, 2014	4,060,534	$60.38	5.7	$138,715

Total share-based compensation expense related to employee stock options is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Selling, general and administrative	$—	$3,643	$—	$9,166
Related income tax benefit	—	(1,209)	—	(3,043)

Share-based compensation expense, net of taxes	$—	$2,434	$—	$6,123

Employee and non-employee stock option exercise data is summarized below (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Number of options exercised	445,955	205,323	717,197	354,690
Cash received	$13,736	$5,838	$22,171	$10,097

Employee Stock Purchase Plan

In June 2012, our shareholders approved the United Therapeutics Corporation Employee Stock Purchase Plan (ESPP), which has been structured to comply with Section 423 of the Internal Revenue Code. The ESPP provides eligible employees the right to purchase shares of our common stock at a discount through elective accumulated payroll deductions at the end of each offering period. Offering periods occur in consecutive six-month periods commencing in September and March of each year. For the offering period ended in March 2014, we issued 26,534 shares of our common stock for $1.7 million in employee contributions. Eligible employees may contribute up to 15 percent of their base salary, subject to certain annual limitations as defined in the ESPP. The purchase price of the shares is equal to the lower of 85 percent of the closing price of our common stock on either the first or last trading day of a given offering period. In addition, the ESPP provides that no eligible employee may purchase more than 4,000 shares during any offering period. The ESPP has a 20-year term and limits the aggregate number of shares that can be issued to 3.0 million.

Share-based compensation expense related to the ESPP for the three-month periods ended June 30, 2014 and 2013 was $276,500 and $202,600, respectively, and for the six-month periods ended June 30, 2014 and 2013 was $507,500 and $390,100, respectively.

We estimate the fair value of the shares of our common stock to be purchased under the ESPP using the Black-Scholes-Merton model. Our approach in determining and estimating inputs for the ESPP is similar to the methodology we employ in valuing our STAP awards.

Share Repurchases

In February 2013, our Board of Directors authorized a share repurchase program for up to $420.0 million in aggregate repurchases of our common stock. We completed this repurchase program during the quarter ended June 30, 2014 and acquired 4.6 million shares of our common stock in the aggregate under the program.

In addition, in June 2014, our Board of Directors authorized the repurchase of up to an additional $500.0 million of our common stock in open market or privately negotiated transactions, at our discretion.  This new program will become effective on August 1, 2014, and will remain open for up to one year.

12. Accumulated Other Comprehensive Loss

The following table includes changes in accumulated other comprehensive income (loss) by component, net of tax (in thousands):

	Defined	Foreign	Unrealized
	Benefit	Currency	Losses on
	Pension	Translation	Available-for-
	Plan(1)	Gains	Sale Securities	Total
Balance, January 1, 2014	$(8,445)	$(5,069)	$331	$(13,183)
Other comprehensive income (loss) before reclassifications	(2,194)	382	(84)	(1,896)

Amounts reclassified from accumulated other comprehensive loss	452	—	—	452
Net current-period other comprehensive income (loss)	(1,742)	382	(84)	(1,444)
Balance, June 30, 2014	$(10,187)	$(4,687)	$247	$(14,627)

(1)         Refer to Note 7—Supplemental Executive Retirement Plan which identifies the captions within our consolidated statement of operations where reclassification adjustments were recognized and their associated tax impact.

13. Income Taxes

Income tax expense for the three- and six-month periods ended June 30, 2014 and 2013 is based on the estimated effective tax rate for the entire year. The estimated annual effective tax rate can be subject to adjustment in subsequent quarterly periods if components used in its estimation are updated or revised. The estimated annual effective tax rates as of June 30, 2014 and 2013 were 35 percent and 33 percent, respectively.  Our 2014 estimated annual effective tax rate increased as of June 30, 2014 primarily due to a reduction in the amount of business tax credits we expect to generate during 2014 versus our estimate at June 30, 2013 for the 2013 tax year.

We are subject to federal and state taxation in the United States and various foreign jurisdictions. Currently, our 2010 to 2012 tax years are subject to examination by the Internal Revenue Service and by state taxing authorities.

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

14. Segment Information

We currently operate as one operating segment. However, our chief operating decision makers regularly review revenues, cost of product sales and gross profit data as the primary measures of performance for each of our four commercial products. We commenced sales of Orenitram during the second quarter of 2014.

Net revenues, cost of product sales and gross profit for each of our commercial products were as follows (in thousands):

	Three Months Ended June 30,
2014	Remodulin	Tyvaso	Adcirca	Orenitram	Total
Net revenues	$138,152	$121,227	$55,318	$6,632	$321,329
Cost of product sales	14,381	18,744	3,389	2,195	38,709
Gross profit	$123,771	$102,483	$51,929	$4,437	$282,620

2013
Net revenues	$124,311	$109,458	$43,726	$—	$277,495
Cost of product sales	13,484	16,097	2,739	—	32,320
Gross profit	$110,827	$93,361	$40,987	$—	$245,175

	Six Months Ended June 30,
2014	Remodulin	Tyvaso	Adcirca	Orenitram	Total
Net revenues	$274,259	$228,313	$96,678	$6,632	$605,882
Cost of product sales	27,607	33,198	5,982	2,522	69,309
Gross profit	$246,652	$195,115	$90,696	$4,110	$536,573

2013
Net revenues	$238,992	$204,103	$77,546	$—	$520,641
Cost of product sales	26,890	29,880	4,863	—	61,633
Gross profit	$212,102	$174,223	$72,683	$—	$459,008

For the three-month periods ended June 30, 2014 and 2013, net revenues from our U.S.-based distributors represented 75 percent and 77 percent, respectively, of our total net operating revenues.

For the six-month periods ended June 30, 2014 and 2013, net revenues from our U.S.-based distributors represented 75 percent and 77 percent, respectively, of our total net operating revenues.

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

We responded to the Original Notice Letter by filing a lawsuit in March 2012 against Sandoz in the U.S. District Court for the District of New Jersey alleging patent infringement.  We responded to the Second Notice Letter by filing an additional lawsuit in January 2013 for patent infringement in the U.S. District Court for the District of New Jersey.  Sandoz filed counterclaims in each action alleging that the patents at issue in the litigation are invalid or will not be infringed by the commercial manufacture, use or sale of the proposed product described in Sandoz’s ANDA submission.  Shortly before trial, Sandoz withdrew its request to market a generic version of Remodulin before the expiration of U.S. Patent No. 5,153,222, but maintained its request to market a generic version of Remodulin before the expiration of the other two patents.  The trial for both lawsuits, limited to U.S. Patent Nos. 6,765,117 and 7,999,007, occurred in May and June 2014 and we are awaiting the Court’s decision.

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

Overview

Our key therapeutic products and product candidates include:

•                  Prostacyclin analogues (Remodulin®, Tyvaso®, Orenitram® and 314d): stable synthetic forms of prostacyclin, an important molecule produced by the body that has powerful effects on blood vessel health and function;

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

•                  Cell-based therapy: a cell-based product known as PLacental eXpanded (PLX) cells we are developing for the treatment of pulmonary hypertension; and

•                  Lung transplantation: engineered lungs and lung tissue, which we are developing using xenotransplantation and regenerative medicine technologies, for transplantation in patients suffering from pulmonary arterial hypertension (PAH) and other lung diseases.  We are also developing technologies aimed at improving outcomes for lung transplant recipients.

We concentrate substantially all of our research and development efforts on the preceding key therapeutic programs.  We currently market and sell the following commercial products:

•                  Remodulin (treprostinil) Injection (Remodulin). Remodulin, a continuously-infused formulation of the prostacyclin analogue treprostinil, is approved in the United States for subcutaneous (under the skin) and intravenous (in the vein) administration.  Remodulin is indicated to diminish symptoms associated with exercise in World Health Organization (WHO) Group 1 PAH patients.  Remodulin is also approved for the treatment of patients requiring transition from Flolan® (epoprostenol sodium) for Injection, the first prostacyclin analogue therapy for PAH approved by the United States Food and Drug Administration (FDA). Remodulin has also been approved in various countries outside of the United States.  Most recently, in March 2014, Japan’s Ministry of Health, Labor and Welfare approved Remodulin for the treatment of PAH by subcutaneous and intravenous administration.  Remodulin will be sold in Japan under the brand name Treprost™ by Mochida Pharmaceutical Co., Ltd.  We expect commercial sales to Mochida will commence in 2014 following government pricing approval of Treprost.

•                  Tyvaso (treprostinil) Inhalation Solution (Tyvaso).  Tyvaso, an inhaled formulation of treprostinil, is approved by the FDA to improve exercise ability in WHO Group 1 PAH patients.

•                  Orenitram (treprostinil) Extended-Release Tablets (Orenitram). In December 2013, the FDA approved Orenitram, a tablet dosage form of treprostinil, for the treatment of PAH in WHO Group 1 PAH patients to improve exercise capacity. Orenitram’s label contemplates dosing either twice per day (BID) or three times per day (TID), and we anticipate that TID dosing may lead to a more favorable pharmacokinetic profile than BID, although TID dosing was not studied in our pivotal trial.  We commenced sales of Orenitram during the second quarter of 2014.

•                  Adcirca (tadalafil) Tablets (Adcirca).  We acquired exclusive commercialization rights to Adcirca, an oral PAH therapy, in the United States and Puerto Rico from Eli Lilly and Company (Lilly). Adcirca is approved by the FDA to improve exercise ability in WHO Group 1 PAH patients.

Revenues

Sales of Remodulin, Tyvaso and Adcirca comprise substantially all of our revenues. Despite commencing Orenitram sales during the second quarter of 2014, we remain substantially reliant on sales of Remodulin, Tyvaso and Adcirca as our principal sources of revenue. We have entered into separate, non-exclusive distribution agreements with Accredo Health Group, Inc. (Accredo) and CVS Caremark (Caremark) to distribute Remodulin, Tyvaso and Orenitram in the United States. We sell these products to Accredo and Caremark under terms and conditions that are materially similar to one another. We also sell Remodulin to various distributors internationally. We sell Adcirca through Lilly’s pharmaceutical wholesaler network at a wholesale price determined by Lilly, which Lilly generally increases twice per year.  Most recently, Lilly increased the wholesale price of Adcirca by 9.1 percent effective on July 2, 2014.

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

We recognize revenues net of: (1) estimated rebates; (2) prompt pay discounts; (3) allowances for sales returns; and (4) distributor fees. We estimate our liability for rebates based on an analysis of historical levels of rebates to both Medicaid and commercial third-party payers and consider the impact of sales trends, changes in government and commercial rebate programs and any anticipated changes in our products’ pricing. In addition, we determine our obligation for prescription drug discounts required for Medicare Part D patients within the coverage gap based on estimates of the number of Medicare Part D patients and the period such patients will remain within the coverage gap. We provide prompt pay discounts to customers that pay amounts due within a specific time period and base related estimates on observed historical customer payment behavior. We derive estimates relating to our allowance for returns of Adcirca from actual return data accumulated since the drug’s launch in 2009. We also compare patient prescription data for Adcirca to sales on a quarterly basis to ensure a reasonable relationship between prescription and sales trends. To date, we have not identified any unusual patterns in the volume of prescriptions relative to sales that would necessitate an alternative method to estimate our reserve for returns. Tyvaso, Remodulin and Orenitram are distributed under separate contracts with substantially similar terms, which include exchange rights in the event that product is damaged during shipment or expires. The allowance for exchanges for Remodulin and Tyvaso is based on the historical rate of product exchanges, which has been immaterial. Furthermore, we anticipate minimal exchange activity in the future for Tyvaso, Remodulin and Orenitram since we typically sell these products with a remaining shelf life in excess of one year and our distributors generally carry a thirty- to sixty-day supply of our products at any given time. As a result, we do not record reserves for exchanges for Tyvaso, Remodulin and Orenitram at the time of sale. Lastly, we pay our distributors for contractual services rendered and accrue for related fees based on contractual rates applied to the estimated units of service provided by distributors for a given financial reporting period.

Generic Competition

We disclose in Part II, Item 1.—Legal Proceedings of this Quarterly Report on Form 10-Q that we are engaged in litigation with Sandoz Inc. (Sandoz) contesting its abbreviated new drug applications (ANDAs) seeking FDA approval to market generic versions of Remodulin before the expiration of certain U.S. patents in October 2017 and March 2029. In July 2014, we received notice that another generic company, Teva Pharmaceuticals USA, Inc. (Teva), also filed an ANDA seeking FDA approval to market a generic version of Remodulin.  For further details, please see Part II, Item 5.—Other Information—Paragraph IV Notice Letter for Remodulin.

We intend to vigorously enforce our intellectual property rights relating to Remodulin.  However, there can be no assurance that we will prevail in defending our patent rights, or that additional challenges from other ANDA filers will not surface with respect to Remodulin or our other treprostinil-based products. Our existing patents could be invalidated, found unenforceable or found not to cover one or more generic forms of Remodulin, Tyvaso or Orenitram. If any ANDA filer were to receive approval to sell a generic version of Remodulin, Tyvaso or Orenitram and/or prevail in any patent litigation, the affected product(s) would become subject to increased competition which could reduce our sales.

Certain patents for Revatio®, a PDE-5 inhibitor marketed by Pfizer, Inc. for treatment of PAH, expired in 2012, leading several manufacturers to launch generic formulations of sildenafil citrate, the active ingredient in Revatio. Generic sildenafil’s lower price relative to Adcirca could lead to an erosion of Adcirca’s market share and limit its potential sales. Although we believe Adcirca’s once-daily dosing regimen provides a significant competitive advantage over generic sildenafil’s multiple dosing regimen, we believe that government payers and private insurance companies may favor the use of less expensive generic sildenafil over Adcirca. Thus far, we have not observed any measurable impact of generic sildenafil on sales of Adcirca; however, circumstances could change over time and our revenues could be adversely impacted. The U.S. patent for Adcirca for the treatment of pulmonary hypertension will expire in November 2017.

Patent expiration and generic competition for any of our commercial products could have a significant, adverse impact on the magnitude of our revenues, which is inherently difficult to predict. For additional discussion, refer to the risk factor entitled, Our intellectual property rights may not effectively deter competitors from developing competing products that, if successful, could have a material adverse effect on our revenues and profits, contained in Part II, Item 1A—Risk Factors included in this Quarterly Report on Form 10-Q.

Cost of Product Sales

Cost of product sales comprise: (1) costs to produce and acquire products sold to customers; (2) royalty payments under license agreements granting us rights to sell related products; and (3) direct and indirect distribution costs incurred in the sale of products. We acquired the rights to sell our commercial products through license and assignment agreements with the original developers of these products. These agreements obligate us to pay royalties based on specified percentages of our net revenues from the related products. Currently, we pay GlaxoSmithKline PLC a royalty of ten percent of net sales of our treprostinil-based products (Remodulin, Tyvaso and Orenitram).  This royalty obligation will expire in October 2014.  As a result, we anticipate gross margins will increase on all three of our treprostinil-based products.  Going forward, we will have no royalty obligations for Remodulin or Tyvaso, and our only remaining royalty obligation on Orenitram sales will be a single-digit royalty relating to technology used in its formulation.  We pay a five percent royalty to Lilly on net sales of Adcirca.

We synthesize treprostinil, the active ingredient in Remodulin and Tyvaso, and treprostinil diolamine, the active ingredient in Orenitram, and produce Remodulin and Tyvaso, at our facility in Silver Spring, Maryland.  We produce Orenitram in our Research Triangle Park, North Carolina facility.  We currently use our own facilities to produce our primary supply of Remodulin and Tyvaso, and our entire supply of Orenitram. We plan to continue to contract with third party contract manufacturers to supplement our Remodulin and Tyvaso production capacity and mitigate the risk of shortages and supply interruptions, and we are pursuing similar arrangements for Orenitram.

We began selling Orenitram during the second quarter of 2014, and typical of the initial commercial activities of a newly-launched product, Orenitram’s cost of product sales as a percentage of net revenue is significantly higher than that of our other commercial products. We expect that as Orenitram’s revenues increase, its cost of product sales as a percentage of net revenue will decrease to levels more comparable to our other commercial products.

Lilly manufactures Adcirca. We take title to Adcirca upon its manufacture and bear any losses related to the storage, distribution and sale of Adcirca.

Operating Expenses

Since our inception, we have devoted substantial resources to our various clinical trials and other research and development efforts, which we have conducted both internally and through third parties. From time to time, we also license or acquire additional technologies and compounds to be incorporated into our development pipeline.

Share-Based Compensation

Our operating expenses and net income are often materially impacted by the recognition of share-based compensation expense (benefit) associated with awards granted under our share tracking award plans (STAP) and potential stock option grants containing a market or performance condition, as the fair value of these varies with the changes in our stock price. The fair values of STAP awards and potential stock options grants are measured using inputs and assumptions under the Black-Scholes-Merton model that can materially impact the amount of compensation expense (benefit) for a given period.

We account for STAP awards as liabilities because they are settled in cash. As such, we must re-measure the fair value of outstanding STAP awards at the end of each financial reporting period until the awards are no longer outstanding. Changes in our STAP-related liability resulting from such re-measurements are recorded as adjustments to share-based compensation expense (benefit) and can create substantial volatility within our operating expenses from financial reporting period to period. The following factors, among others, have a significant impact on the amount of share-based compensation expense (benefit) recognized in connection with the STAP from period to period: (1) volatility in the price of our common stock (specifically, increases in the price of our common stock will generally result in an increase in our STAP liability and related compensation expense, while decreases in our stock price will generally result in a reduction in our STAP liability and related compensation expense); (2) changes in the number of outstanding awards; (3) changes in the number of vested and partially vested awards; and (4) the probability of meeting the relevant performance criteria.

If we meet annual contractual performance requirements tied to growth in our market capitalization, our Chief Executive Officer will be granted stock options at year-end, which vest immediately upon grant. We accrue compensation expense for our Chief Executive Officer’s estimated stock option grant when we determine that it is probable that the performance criteria will be met.

Major Research and Development Projects

Our major research and development projects focus on: (1) the use of prostacyclin analogues, lung transplantation technologies and other therapies, to treat cardiopulmonary diseases; (2) a monoclonal antibody to treat high-risk neuroblastoma; and (3) glycobiology antiviral agents to treat infectious diseases.

Cardiopulmonary Disease Projects

Remodulin

In 2009, we entered into an agreement with exclusive rights in the United States, United Kingdom, France, Germany, Italy and Japan, with Medtronic, Inc. (Medtronic) to develop its proprietary intravascular infusion catheter to be used with Medtronic’s SynchroMed® II implantable infusion pump and related infusion system components (collectively referred to as the “Medtronic System”) in order to deliver Remodulin for the treatment of PAH. If the Medtronic System is successful, it could reduce many of the patient burdens and other complications associated with infused prostacyclin analogues. With our funding, Medtronic conducted the DelIVery clinical trial in order to study the safety of the Medtronic System while administering Remodulin. The primary objective of this study was to demonstrate a rate of catheter-related complications below 2.5 per 1,000 patient-days while using the Medtronic System to deliver Remodulin. In September 2013, Medtronic informed us that it met this primary objective (p<0.0001). In addition to the clinical study, Medtronic must complete other stability, compatibility and technical assessments of the Medtronic System, including modifications to its hardware and software, and address any outstanding regulatory issues.  Upon completion of these activities by Medtronic, we anticipate Medtronic will make preparations to file a premarket approval application seeking FDA clearance for the catheter and labeling changes to enable the use of the Medtronic System with Remodulin. In tandem, we plan to seek FDA approval of a supplement to Remodulin’s label to allow the use of Remodulin with the Medtronic System.

Tyvaso

In connection with Tyvaso’s approval from the FDA, we agreed to a post-marketing requirement (PMR) obligating us to conduct an additional study to continue to assess the safety of Tyvaso. In accordance with this PMR, we recently completed enrollment of patients in a long-term observational study the United States that will include 1,000 patient years of follow-up in patients treated with Tyvaso and 1,000 patient years of follow-up in control patients receiving other PAH treatments. We are required to update the FDA annually on our PMR and to submit the results of the study by June 30, 2015.

Orenitram

In December 2013, the FDA approved Orenitram for the treatment of PAH in WHO Group 1 patients to improve exercise capacity. Orenitram’s label notes that Orenitram has not been shown to improve exercise capacity in patients on background vasodilator therapy, and that Orenitram is probably most useful to replace subcutaneous, intravenous, or inhaled treprostinil, but that these uses have not been studied.

We believe that in order for Orenitram to reach its full commercial potential, we need to complete further studies to support an amendment to Orenitram’s label to indicate that Orenitram delays morbidity and mortality in patients who are on an approved oral background therapy. As such, we are enrolling up to 858 patients in a phase IV clinical trial called FREEDOM-EV, which began in 2012. FREEDOM-EV is a placebo-controlled study of patients who enter the study on an approved background therapy, and one of the two primary endpoints of the study is the time to clinical worsening.

We expect to seek approval of Orenitram in Europe upon the successful completion of the FREEDOM-EV study. In 2005, the European Medicines Agency (EMA) announced that Orenitram had been designated an orphan medicinal product for the treatment of PAH. A request for orphan drug designation for Orenitram is pending before the FDA.

314d

We have been studying various formulations of beraprost since 2000. We completed a phase I safety trial of a reformulated, single-isomer version of beraprost (314d) in July 2012, and the data suggested that dosing 314d four times a day was safe. We believe that 314d and treprostinil have differing prostacyclin receptor-binding profiles and thus could provide benefits to certain groups of patients with differing sets of safety and efficacy profiles. We also believe inhaled treprostinil and 314d have complimentary pharmacokinetic and pharmacodynamic profiles, which indicates they should provide greater efficacy in combination. As a result, in 2013 we began enrolling a phase III study called BEAT (BEraprost 314d Add-on to Tyvaso) to evaluate the clinical benefit and safety of 314d in combination with Tyvaso for patients with PAH who show signs of deterioration on inhaled treprostinil or have a less than optimal response to inhaled treprostinil treatment. We intend to enroll 240 patients in the study, which will have a primary endpoint of time to clinical worsening.

Cell-Based Therapy

In 2011, we entered into a license agreement with Pluristem Ltd. (Pluristem) to develop and commercialize a cell-based product for the treatment of PAH using Pluristem’s proprietary cell technology known as PLacental eXpanded (PLX) cells. We commenced a phase I clinical study in Australia in 2013.

Lung Transplantation

The only reported cure for PAH is a lung transplant. Only a few hundred PAH patients receive a lung transplant each year due to the shortage of available lungs for transplant and the demand for transplantable lungs in patients with PAH and other end-stage pulmonary diseases, such as chronic obstructive pulmonary disease and idiopathic pulmonary fibrosis.

In 2011, we acquired all of the outstanding stock of Revivicor, Inc., a company focused on developing genetic biotechnology platforms to provide alternative tissue sources for the treatment of human degenerative disease through tissue and organ xenotransplantation.  We are focused on this platform with the goal of providing transplantable lungs for human patients.

In May 2014, we closed on a $50.0 million preferred stock investment in Synthetic Genomics Inc. (SGI).  In addition, we entered into a separate multi-year research and development collaboration agreement whereby SGI will develop engineered primary pig cells with modified genomes for use in our xenotransplantation program, which is principally focused on lungs. Under this agreement, each party will assume its own research and development costs and SGI may receive royalties and milestone payments from development and commercialization of organs.

We are also engaged in preclinical development of several regenerative technologies for creating transplantable lung tissue and whole lungs for patients with end-stage lung disease, as well as other technologies intended to improve outcomes for lung transplant recipients.

TransCon-Based Products

In June 2014, we terminated our exclusive license agreement with Ascendis Pharma A/S (Ascendis Pharma) relating to Ascendis Pharma’s proprietary TransCon technology platform.  Under this agreement, we had been developing sustained-release, self-injectable forms of treprostinil and beraprost for treatment of PAH.

From inception to June 30, 2014, we have spent $1.0 billion on all of our current and former cardiopulmonary disease programs.

Cancer-Related Projects

Ch14.18 Antibody

In 2010, we entered into a Cooperative Research and Development Agreement (CRADA) with the National Cancer Institute (NCI) of the United States National Institutes for Health (NIH) to collaborate on the late-stage development and regulatory approval process for Chimeric Monoclonal Antibody 14.18 (ch14.18) for children with high-risk neuroblastoma and patients with other forms of cancer. Ch14.18 is an antibody that has shown potential in the treatment of neuroblastoma by targeting GD2, a glycolipid on the surface of tumor cells. Under the terms of the CRADA, the NCI has completed necessary studies and we have developed the ability to produce ch14.18 on a commercial scale. Collectively, related NCI-supported studies and our production data were used as the foundation for our marketing authorization application, which the EMA accepted in December 2013, and a biologics license application we submitted to the FDA in April 2014. We previously received orphan drug designation for ch14.18 from both the FDA and the EMA.

We have spent $116.5 million from inception to June 30, 2014, on all of our current and former cancer programs.

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

In 2011, we were awarded a cost plus fixed fee contract with an aggregate value of up to $45.0 million under a Broad Agency Announcement from the National Institute of Allergy and Infectious Diseases (NIAID) of the NIH for studies directed toward the development of a broad spectrum antiviral drug with a primary indication for dengue and a secondary indication for influenza, based on our glycobiology antiviral platform. There are eight milestone-based options to expand the project and funding under the contract. To date, we have received contract modifications exercising four of these options, increasing total committed contract funding to $25.7 million. We recognize revenue under this contract to the extent of allowable costs incurred, plus a proportionate amount of fees earned. Related revenues are included under the caption Other Revenues on our consolidated statements of operations.

Pursuant to our contract with NIAID, we began enrolling a phase I clinical trial of our lead antiviral candidate, an alpha-glucosidase inhibitor called UV-4B, for the treatment of dengue in the third quarter of 2014.

We have spent $80.5 million from inception to June 30, 2014, on all of our current and former infectious disease programs.

Future Prospects

The extent of our future success is dependent, among other things, on how well we achieve the following objectives: (1) in the near term, continued sales growth of our current commercial products by increasing our market share and launching enhancements designed to improve patient care, such as implantable pumps for Remodulin, and growing sales of our recently-launched product, Orenitram, including through positive prescriber experience with dosing three times per day; and (2) in the medium term, augmenting our near-term product growth through: (a) the successful launch of Orenitram for use in combination with other oral therapies following positive FREEDOM-EV results, and (b) the launch of 314d following positive results of the BEAT study; and (3) in the long term, supplementing our oral, inhaled and infused PAH therapy revenues by introducing transplantable cells, tissues and organs that may prove effective in treating PAH and other end-stage lung diseases.

Our ability to achieve these objectives and sustain our growth and profitability will depend on many factors, including among others: (1) the timing and outcome of clinical trials and regulatory approvals for products we develop; (2) the timing of and the degree of success related to the commercial launch of new products; (3) the demand for our products; (4) pricing and reimbursement of our products by public and private health insurance organizations; (5) the competition we face within our industry; (6) our ability to effectively manage our business in an increasingly complex legal and regulatory environment; (7) our ability to defend against generic competition, including the ongoing challenge to our Remodulin patents by a generic drug company; and (8) the risks identified in Part II, Item 1A—Risk Factors, included in this Quarterly Report on Form 10-Q.

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

Financial Position

Cash, cash equivalents and marketable securities at June 30, 2014 and December 31, 2013 (excluding restricted amounts of $88.5 million and $5.4 million, respectively) were $760.0 million and $1,136.7 million, respectively.  The decrease of $376.7 million in unrestricted cash, cash equivalents and marketable securities resulted largely from the use of $377.6 million to repurchase shares of our common stock.  We financed these repurchases in part by drawing down $75.0 million under our line of credit, which remains outstanding at June 30, 2014. As a result of this outstanding balance, our line of credit is secured by $88.5 million of our marketable investments at June 30, 2014, which are classified as restricted.  In addition, during the six months ended June 30, 2014, we paid out $61.7 million for the exercises of cash-settled STAP awards.

Accounts receivable at June 30, 2014 were $212.9 million compared to $126.3 million at December 31, 2013. The $86.6 million increase was driven by the growth in sales and the timing of customer invoices and their related payments.

Other assets increased by $45.1 million during the six months ended June 30, 2014, primarily as a result of our $50.0 million investment in SGI, offset in part by our sale at par of $5.0 million of stock we held in another private company.

The STAP liability (current) decreased by $123.5 million, from $288.0 million at December 31, 2013, to $164.4 million at June 30, 2014. The decrease of the liability resulted from a 22 percent decline in the price of our common stock and $61.7 million of STAP exercises during the six months ended June 30, 2014.

Line of credit and mortgages payable—current increased by $74.8 million to $141.6 million at June 30, 2014, compared to December 31, 2013, due to the $75.0 million increase in the outstanding balance of our line of credit to help fund share repurchases.

Additional paid-in capital was $1,101.5 million at June 30, 2014, compared to $1,057.2 million at December 31, 2013. The $44.3 million increase in additional paid-in capital primarily consisted of the following components: (1) $36.2 million in proceeds from stock option exercises and related tax benefits; (2) $5.9 million from the reclassification of part of the equity component of our Convertible Notes (for further information, refer to Note 9—Debt—Convertible Notes Due 2016 to our consolidated financial statements included in this Quarterly Report on Form 10-Q); and (3) $1.7 million in proceeds from the issuance of approximately 27,000 shares of our common stock under our employee stock purchase plan.

The $377.6 million increase in treasury stock to $891.0 million at June 30, 2014 from $513.4 million at December 31, 2013 reflects the cost to repurchase approximately 3.9 million shares of our common stock during the six months ended June 30, 2014.

Three Months Ended June 30, 2014 and 2013

Revenues

The following table sets forth the components of net revenues (dollars in thousands):

	Three Months Ended
	June 30,		Percentage
	2014	2013	Change
Cardiopulmonary products:
Remodulin	$138,152	$124,311	11.1%
Tyvaso	121,227	109,458	10.8%
Adcirca	55,318	43,726	26.5%
Orenitram	6,632	—	—%
Other	1,473	3,111	(52.7)%
Total net revenues	$322,802	$280,606	15.0%

The growth in product revenues for the three months ended June 30, 2014, compared to the same quarter in 2013, corresponded primarily to the continued increase in the number of patients being treated with our products and the commencement of Orenitram sales. For the three months ended June 30, 2014 and 2013, approximately 75 percent and 77 percent, respectively, of total net revenues were derived from our U.S.-based specialty pharmaceutical distributors.

The tables below include a reconciliation of the accounts associated with estimated rebates, prompt-pay discounts, sales allowances and distributor fees (in thousands):

	Three Months Ended June 30, 2014
	Rebates	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, April 1, 2014	$26,902	$2,637	$3,060	$1,910	$34,509
Provisions attributed to sales in:
Current period	25,144	5,766	383	1,652	32,945
Prior periods	557	—	247	(66)	738
Payments or credits attributed to sales in:
Current period	(3,424)	(2,748)	—	(710)	(6,882)
Prior periods	(22,863)	(2,637)	(324)	(2,047)	(27,871)
Balance, June 30, 2014	$26,316	$3,018	$3,366	$739	$33,439

	Three Months Ended June 30, 2013
	Rebates	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, April 1, 2013	$16,076	$1,997	$3,499	$416	$21,988
Provisions attributed to sales in:
Current period	21,184	6,134	46	1,839	29,203
Prior periods	566	—	—	—	566
Payments or credits attributed to sales in:
Current period	(1,453)	(4,083)	—	(215)	(5,751)
Prior periods	(16,082)	(1,399)	(56)	365	(17,172)
Balance, June 30, 2013	$20,291	$2,649	$3,489	$2,405	$28,834

Research and Development Expense

The table below summarizes research and development expense by major project and non-project component (dollars in thousands):

	Three Months Ended
	June 30,		Percentage
	2014	2013	Change
Project and non-project component:
Cardiopulmonary	$28,274	$28,537	(0.9)%
Share-based compensation expense	1,047	14,158	(92.6)%
Other	10,421	11,922	(12.6)%
Total research and development expense	$39,742	$54,617	(27.2)%

Share-based compensation. The decrease in share-based compensation of $13.1 million for the three months ended June 30, 2014, compared to the same three-month period in 2013, resulted primarily from a 6 percent decrease in our stock price for the three months ended June 30, 2014, compared to an 8 percent increase for the same three-month period in 2013.

Selling, General and Administrative Expense

The table below summarizes selling, general and administrative expense by major category (dollars in thousands):

	Three Months Ended
	June 30,		Percentage
	2014	2013	Change
Category:
General and administrative	$47,889	$35,445	35.1%
Sales and marketing	22,046	17,344	27.1%
Share-based compensation (benefit) expense	(1,904)	18,576	(110.2)%
Total selling, general and administrative expense	$68,031	$71,365	(4.7)%

General and administrative. The increase in general and administrative expense of $12.4 million for the three months ended June 30, 2014, compared to the same three-month period in 2013, comprised principally the following: (1) a $7.5 million increase in professional and consulting fees, principally driven by an increase in legal fees in connection with our ongoing litigation with Sandoz and our response to a subpoena issued by the Office of Inspector General (OIG) of the Department of Health and Human Services relating to our marketing practices; (2) a $2.2 million increase in salaries and related expenses due to the growth of our operations; and (3) a $2.0 million increase in grants to non-affiliated, non-profit organizations that provide financial assistance to patients with PAH.

Sales and marketing. The increase in sales and marketing expense of $4.7 million for the three months ended June 30, 2014, compared to the same three-month period in 2013, was primarily the result of $2.3 million in expenses incurred with the commercial launch of Orenitram and a $1.7 million increase in salaries and related expenses due to the growth of our sales operations.

Share-based compensation. The decrease in share-based compensation of $20.5 million for the three months ended June 30, 2014, compared to the same three-month period in 2013, resulted primarily from a 6 percent decrease in our stock price for the three months ended June 30, 2014, compared to an 8 percent increase for the same three-month period in 2013.

Income Taxes. The provision for income tax expense is based on an estimated annual effective tax rate that is subject to adjustment in subsequent quarterly periods if components used to estimate the annual effective tax rate are updated or revised. Our estimated annual effective tax rates were 35 percent and 33 percent as of June 30, 2014 and 2013, respectively.  Our 2014 estimated annual effective tax rate increased as of June 30, 2014 primarily due to a reduction in the amount of business tax credits we expect to generate during 2014 versus our estimate of business tax credits at June 30, 2013.

Six Months Ended June 30, 2014 and 2013

Revenues

The following table sets forth the components of net revenues (dollars in thousands):

	Six Months Ended
	June 30,		Percentage
	2014	2013	Change
Cardiopulmonary products:
Remodulin	$274,259	$238,992	14.8%
Tyvaso	228,313	204,103	11.9%
Adcirca	96,678	77,546	24.7%
Orenitram	6,632	—	—%
Other	6,323	5,101	24.0%
Total net revenues	$612,205	$525,742	16.4%

The growth in product revenues for the six months ended June 30, 2014, compared to the same period in 2013, corresponded primarily to the continued increase in the number of patients being treated with our products and the commencement of Orenitram sales during the second quarter. For the six months ended June 30, 2014 and 2013, approximately 75 percent and 77 percent, respectively, of total net revenues were derived from our U.S.-based specialty pharmaceutical distributors.

The tables below include a reconciliation of the accounts associated with estimated rebates, prompt-pay discounts, sales allowances and distributor fees (in thousands):

	Six Months Ended June 30, 2014
		Prompt Pay	Allowance for	Distributor
	Rebates	Discounts	Sales Returns	Fees	Total
Balance, January 1, 2014	$22,475	$2,500	$2,862	$1,092	$28,929
Provisions attributed to sales in:
Current period	51,632	12,060	767	3,653	68,112
Prior periods	6,489	—	220	227	6,936
Payments or credits attributed to sales in:
Current period	(26,822)	(9,229)	—	(2,756)	(38,807)
Prior periods	(27,458)	(2,313)	(483)	(1,477)	(31,731)
Balance, June 30, 2014	$26,316	$3,018	$3,366	$739	$33,439

	Six Months Ended June 30, 2013
		Prompt Pay	Allowance for	Distributor
	Rebates	Discounts	Sales Returns	Fees	Total
Balance, January 1, 2013	$15,207	$2,115	$3,350	$1,281	$21,953
Provisions attributed to sales in:
Current period	37,584	11,448	204	3,536	52,772
Prior periods	986	—	—	3	989
Payments or credits attributed to sales in:
Current period	(18,416)	(8,799)	—	(1,131)	(28,346)
Prior periods	(15,070)	(2,115)	(65)	(1,284)	(18,534)
Balance, June 30, 2013	$20,291	$2,649	$3,489	$2,405	$28,834

Research and Development Expense

The table below summarizes research and development expense by major project and non-project component (dollars in thousands):

	Six Months Ended
	June 30,		Percentage
	2014	2013	Change
Project and non-project component:
Cardiopulmonary	$56,563	$55,118	2.6%
Share-based compensation (benefit) expense	(25,528)	27,734	(192.0)%
Other	21,155	22,195	(4.7)%
Total research and development expense	$52,190	$105,047	(50.3)%

Share-based compensation. The decrease in share-based compensation of $53.3 million for the six months ended June 30, 2014, compared to the same six-month period in 2013, resulted primarily from a 22 percent decrease in our stock price for the six months ended June 30, 2014, compared to a 23 percent increase for the same six-month period in 2013.

Selling, General and Administrative Expense

The table below summarizes selling, general and administrative expense by major category (dollars in thousands):

	Six Months Ended
	June 30,		Percentage
	2014	2013	Change
Category:
General and administrative	$91,037	$68,869	32.2%
Sales and marketing	40,969	34,732	18.0%
Share-based compensation (benefit) expense	(33,760)	39,120	(186.3)%
Total selling, general and administrative expense	$98,246	$142,721	(31.2)%

General and administrative. The increase in general and administrative expense of $22.1 million for the six months ended June 30, 2014, compared to the same six-month period in 2013, comprised principally the following: (1) a $12.2 million increase in professional and consulting fees, principally driven by an increase in legal-related fees in connection with ongoing litigation with Sandoz and our response to a subpoena issued by the OIG relating to our marketing practices; (2) a $4.2 million increase in salaries and related expenses due to the growth of our operations; and (3) a $4.7 million increase in grants to non-affiliated, non-profit organizations that provide financial assistance to patients with PAH.

Sales and marketing. The increase in sales and marketing expense of $6.2 million for the six months ended June 30, 2014, compared to the same six-month period in 2013, was principally the result of $3.1 million in expenses incurred with the commercial launch of Orenitram during the second quarter of 2014 and a $3.6 million increase in salaries and related expenses due to the growth of our sales operations.

Share-based compensation. The decrease in share-based compensation of $72.9 million for the six months ended June 30, 2014, compared to the same six-month period in 2013, resulted primarily from a 22 percent decrease in our stock price for the six months ended June 30, 2014, compared to a 23 percent increase for the same six-month period in 2013.

Income Taxes. The provision for income tax expense is based on an estimated annual effective tax rate that is subject to adjustment in subsequent quarterly periods if components used to estimate the annual effective tax rate are revised. Our estimated annual effective tax rates were 35 percent and 33 percent as of June 30, 2014 and 2013, respectively.  Our 2014 estimated annual effective tax rate increased as of June 30, 2014 primarily due to a reduction in the amount of business tax credits we expect to generate during 2014 versus our estimate of business tax credits at June 30, 2013.

Liquidity and Capital Resources

We have funded our operations principally through sales of our commercial products and, from time-to-time, third-party financing arrangements. We believe that our current liquidity is sufficient to fund ongoing operations and future business plans as we expect demand for our commercial products to continue to grow. Furthermore, our customer base remains stable and we believe it presents minimal credit risk. However, any projections of future cash flows are inherently subject to uncertainty and we may seek other forms of financing.

Cash Flows

Operating Activities

Net cash provided by operating activities was $56.1 million for the six-months ended June 30, 2014, compared to $181.5 million for the six months ended June 30, 2013.   The $125.4 million decrease in net cash provided by operating activities was primarily due to a $130.8 million decrease in share-based compensation, a $71.0 million decrease in cash provided from accounts receivable collections and a $95.6 million use of cash to reduce our other liabilities for the six-month period ended June 30, 2014 compared to the same period in 2013. These decreases were partially offset by a $107.2 million increase in net income and a $69.7 million increase in our provision for income taxes.  As a result of the 22 percent decline in our stock price during the six months ended June 30, 2014, we recognized a $62.6 million share-based compensation benefit, which contributed to an increase in our net income before taxes and therefore an increase in our provision for income taxes.  In contrast, for the six months ended June 30, 2013, we recognized $68.2 million of share-based compensation expense due to our stock price increasing by 23 percent during the period.  As a result, our current and deferred incomes taxes increased by $67.2 million and our share-based compensation decreased by $130.8 million during the six-month period ended June 30, 2014 compared to the same period in 2013.  In addition, sales during the three-month period ended June 30, 2014 increased by 15 percent, compared to the same period in 2013, which contributed to a $71.0 million increase in accounts receivable and caused a reduction in cash provided from accounts receivable collections.  Lastly, the decrease in our other liabilities of $95.6 million when comparing the six months ended June 30, 2014 to the same period in 2013, was primarily due to a $37.2 million increase in the exercise of STAP awards and a $49.4 million increase in estimated tax payments in 2014 versus 2013.

Investing Activities

Net cash provided by investing activities was $188.6 million for the six months ended June 30, 2014, compared to $37.2 million for the six months ended June 30, 2013. The $151.4 million increase includes a $188.0 million increase in maturing marketable investments which were not reinvested, and the proceeds of which were used principally to fund the repurchases of our common stock.  This increase was partially offset by a $22.4 million increase in capital expenditures relating principally to the recently-completed construction of facilities used in our lung transplantation programs and a $14.2 million increase in cost-method investments, primarily due to the $50.0 million investment in SGI.

Financing Activities

Net cash used in financing activities was $264.7 million for the six months ended June 30, 2014 compared to $28.4 million used in financing activities for the six months ended June 30, 2013.  The $236.3 million increase reflects an increase of $335.1 million in repurchases of our common stock offset by $75.0 million in the proceeds from borrowing under our line of credit and $23.5 million increase in proceeds and tax benefits from the exercise of stock options during the six months ended June 30, 2014 when compared to the same six-month period in 2013.

Convertible Senior Notes

In 2011, we issued 1.0 percent Convertible Senior Notes due September 15, 2016 (Convertible Notes) with an aggregate principal value of $250.0 million. The Convertible Notes are unsecured, unsubordinated debt obligations that rank equally with all of our other unsecured and unsubordinated indebtedness. We pay interest at 1.0 percent per annum semi-annually on March 15 and September 15 of each year. The initial conversion price is $47.69 per share and the number of underlying shares used to determine the aggregate consideration upon conversion is approximately 5.2 million shares.

Conversion can occur: (1) any time after June 15, 2016; (2) during any calendar quarter that follows a calendar quarter in which the price of our common stock exceeds 130 percent of the conversion price for at least 20 days during the 30 consecutive trading-day period ending on the last trading day of the quarter; (3) during the ten consecutive trading-day period following any five consecutive trading-day period in which the trading price of the Convertible Notes is less than 95 percent of the closing price of our common stock multiplied by the then current number of shares underlying the Convertible Notes; (4) upon specified distributions to our shareholders; (5) in connection with certain corporate transactions; or (6) in the event that our common stock ceases to be listed on the NASDAQ Global Select Market, the NASDAQ Global Market or the New York Stock Exchange, or any of their respective successors.

The closing price of our common stock exceeded 130 percent of the conversion price of the Convertible Notes for more than 20 trading days during the 30 consecutive trading day period ended June 30, 2014. Consequently, the Convertible Notes are convertible at the election of their holders. As this conversion right is not within our control, the Convertible Notes are classified as a current liability on our consolidated balance sheet at June 30, 2014. We are required to calculate this contingent conversion at the end of each quarterly reporting period. Therefore, the convertibility and classification of our Convertible Notes may change depending on the price of our common stock.

Upon conversion, holders of our Convertible Notes are entitled to receive: (1) cash equal to the lesser of the principal amount of the notes or the conversion value (the number of shares underlying the Convertible Notes multiplied by the then-current conversion price per share); and (2) to the extent the conversion value exceeds the principal amount of the notes, shares of our common stock. In the event of a change in control, as defined in the indenture under which the Convertible Notes have been issued, holders can require us to purchase all or a portion of their Convertible Notes for 100 percent of the principal amount plus any accrued and unpaid interest. It is our expectation, based on our understanding of the historical behavior of holders of convertible notes with terms similar to ours and our experience from our previous issuance of senior convertible notes, that most, if not all, of our outstanding Convertible Notes will be held until maturity. We currently have sufficient cash and cash equivalents, borrowing capacity and, if needed, marketable investments, to fund Convertible Note conversions.

Mortgage Financing

In December 2010, we entered into a Credit Agreement with Wells Fargo Bank, National Association (Wells Fargo) and Bank of America, N.A., pursuant to which we obtained a $70.0 million mortgage loan (the 2010 Credit Agreement). The 2010 Credit Agreement matures in December 2014, at which time the current principal balance of $66.5 million will become due. The 2010 Credit Agreement is secured by certain of our facilities in Research Triangle Park, North Carolina and Silver Spring, Maryland. The outstanding debt bears a floating rate of interest per annum based on the one-month LIBOR, plus a credit spread of 3.75 percent, or approximately 3.91 percent as of June 30, 2014. Alternatively, we have the option to change the rate of interest charged on the loan to 2.75 percent plus the greater of: (1) Wells Fargo’s prime rate, (2) the federal funds effective rate plus 0.05 percent, or (3) LIBOR plus 1.0 percent.  We can prepay the loan balance without being subject to a prepayment premium or penalty. The 2010 Credit Agreement contains financial covenants, and as of June 30, 2014, we were in compliance with these covenants. We currently have sufficient cash and cash equivalents, borrowing capacity and, if needed, marketable investments, to fund the payment due at maturity of the 2010 Credit Agreement.

Line of Credit

In September 2013, we entered into a Credit Agreement with Wells Fargo providing for a $75.0 million revolving loan facility, which may be increased by up to an additional $75.0 million provided certain conditions are met (the 2013 Credit Agreement). In July 2014, we amended the Credit Agreement to extend its maturity to September 2015.  We use this facility for general corporate purposes.  At our option, amounts borrowed under the 2013 Credit Agreement bear interest at either the one-month LIBOR plus a 0.50 percent margin, or a fluctuating base rate excluding any margin. In addition, we are subject to a monthly commitment fee at a rate of 0.06 percent per annum based on the average daily unused balance of the facility. Amounts borrowed under the 2013 Credit Agreement are secured by certain of our marketable investments. As of June 30, 2014, we had $75.0 million outstanding on the line of credit, which is secured by $88.5 million of our marketable investments. The loan proceeds were used to help fund share repurchases during the second quarter of 2014.  We intend to repay the outstanding line of credit balance using current cash, cash generated from operations and cash generated from maturing marketable investments.

Share Tracking Awards Plans

STAP awards entitle participants to receive in cash an amount equal to the appreciation in our common stock, which is measured as the increase in the closing price of our common stock between the dates of grant and exercise. Depending on the future price movements of our common stock, cash requirements associated with the exercise of these awards could be significant. We incorporate anticipated cash requirements under the STAP into our operating budgets, but actual cash requirements could exceed our expectations. From time to time, our Board of Directors may authorize increases in the number of awards available for grant. Most recently, in January 2014 our Board of Directors increased the number of awards authorized for grant under the STAP by 3 million.

Share Repurchases

From time to time, our Board of Directors may authorize plans to repurchase our common stock. In January 2013, our Board of Directors authorized a share repurchase program for up to $420.0 million in aggregate repurchases of our common stock (the 2013 Repurchase Program).  We completed the 2013 Repurchase Program during the second quarter of 2014.

In June 2014, our Board of Directors authorized the repurchase of up to an additional $500.0 million of our common stock.  This program will become effective on August 1, 2014, and will remain open for up to one year.  We currently have sufficient cash and cash equivalents, borrowing capacity and, if needed, marketable investments, to fund repurchases of our common stock under this program.

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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016. Early application is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Presently, we are assessing what effect the adoption of ASU 2014-09 will have on our consolidated financial statements and accompanying notes.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2014, we have invested $589.1 million in debt securities issued by corporations and federally-sponsored agencies. The market value of these investments varies inversely with changes in current market interest rates. In general, as interest rates increase, the market value of these debt securities would be expected to decrease. Conversely, as interest rates decrease, the market value of these debt securities would be expected to increase. To address market risk, we invest in debt securities that mature within three years and hold these investments to maturity so that they can be redeemed at their stated or face value. At June 30, 2014, our investments had a weighted average stated interest rate of approximately 0.55 percent and a weighted average maturity of approximately 1.1 years. Many of our investments are callable prior to maturity.

During sustained periods of instability and uncertainty in the financial markets, we could be exposed to additional investment-related risks that could materially affect the value and liquidity of our investments. In light of these risks, we actively monitor market conditions and developments specific to the securities and security classes we invest in. We believe that we maintain a conservative investment approach in that we invest exclusively in highly rated securities with relatively short maturities. While we believe we take prudent measures to mitigate investment related risks, such risks cannot be fully eliminated, as circumstances may arise that are beyond our control.

Item 4.    CONTROLS AND PROCEDURES

Based on their evaluation, as of June 30, 2014, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, summarized, processed and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

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

We responded to the Original Notice Letter by filing a lawsuit in March 2012 against Sandoz in the U.S. District Court for the District of New Jersey alleging patent infringement.  We responded to the Second Notice Letter by filing an additional lawsuit in January 2013 for patent infringement in the U.S. District Court for the District of New Jersey.  Sandoz filed counterclaims in each action alleging that the patents at issue in the litigation are invalid or will not be infringed by the commercial manufacture, use or sale of the proposed product described in Sandoz’s ANDA submission.  Shortly before trial, Sandoz withdrew its request to market a generic version of Remodulin before the expiration of U.S. Patent No. 5,153,222, but maintained its request to market a generic version of Remodulin before the expiration of the other two patents.  The trial for both lawsuits, limited to U.S. Patent Nos. 6,765,117 and 7,999,007, occurred in May and June 2014 and we are awaiting the Court’s decision.

On July 24, 2014, we received notice that Sandoz had amended its ANDA submission to request approval to market its generic version of Remodulin before the expiration of another of our Orange Book listed patents, U.S. Patent No. 8,497,393, which expires in December 2028, and alleging that this patent is invalid or will not be infringed by the commercial manufacture, use or sale of the proposed product described in Sandoz’s ANDA submission. We are currently reviewing this additional notice letter to determine whether additional legal action is warranted.

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

Item 1A.  RISK FACTORS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934 (the Exchange Act) and the Private Securities Litigation Reform Act of 1995, which statements are based on our beliefs and expectations as to future outcomes. These statements include, among others, statements relating to the following:

•                  Expectations of revenues, expenses, profitability, and cash flows, including our expectation that Orenitram® (treprostinil) Extended Release Tablets (Orenitram) cost of product sales as as percentage of revenue will become comparable to our other commercial products;

•                  The sufficiency of current and future working capital to support operations;

•                  Our ability to obtain financing;

•                  The value of our common stock and our ability and plans to complete our current common stock repurchase program;

•                  The maintenance of domestic and international regulatory approvals;

•                  The expected volume and timing of sales of our existing commercial products — Remodulin® (treprostinil) Injection (Remodulin), Tyvaso® (treprostinil) Inhalation Solution (Tyvaso), Orenitram and Adcirca® (tadalafil) Tablets (Adcirca) — and potential future commercial products such as ch14.18, our antiviral drugs and 314d;

•                  The timing and outcome of clinical studies and related regulatory filings, including: (1) our plans to complete our FREEDOM-EV study of Orenitram; (2) our aim to obtain United States Food and Drug Administration (FDA) approval for Orenitram as a combination therapy; (3) our plan to file for approval of Orenitram in Europe upon the successful completion of the FREEDOM-EV study; (4) our program with Medtronic, Inc. (Medtronic) to develop an implantable pump to administer Remodulin; and (5) the outcome of our FDA biologics license application and European Medicines Agency (EMA) marketing authorization application for ch14.18;

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

•                  Our expectations regarding our ability to defend our intellectual property relating to Remodulin against generic challenges, including the abbreviated new drug applications filed by Sandoz Inc. (Sandoz) and Teva Pharmaceuticals USA, Inc. (Teva);

•                  Our expectations regarding the subpoena by the Office of Inspector General (OIG) of the U.S. Department of Health and Human Services relating to Remodulin, Tyvaso and Adcirca, including our marketing practices relating to these products, and the related investigation by the United States Department of Justice;

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

Sales of Remodulin, Tyvaso and Adcirca comprise substantially all of our revenues. A wide variety of events, many of which are described in other risk factors below, could cause sales of these products to decline. For instance, we would be unable to sell any of these products if their regulatory approvals were withdrawn. Any substantial change in the prescribing practices or dosing patterns of patients using Remodulin, Tyvaso or Adcirca due to combination or competing therapies, side effects, adverse events, deaths or any other reasons could decrease related revenues.  We also face potential generic competition. For example, during the fourth quarter of 2012, generic sildenafil became commercially available, which could negatively affect future demand for Adcirca. We are also defending our intellectual property related to Remodulin against a generic challenge by Sandoz, and recently received notice of another generic challenge to Remodulin by Teva. In addition, we rely on third parties to produce, market, distribute and sell Remodulin, Tyvaso and Adcirca. The inability of any one of these third parties to perform these functions satisfactorily could result in a reduction in sales. In addition, any failure to effectively manage our internal production processes could result in an inability to meet patient demand. Because we are highly dependent on sales of Remodulin, Tyvaso and Adcirca, a reduction in sales of any one of these products could have a negative and material adverse impact on our operations.

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

In addition, we are enrolling a phase IV clinical trial called FREEDOM-EV, which is a study of Orenitram in combination with other approved pulmonary arterial hypertension (PAH) therapies. One primary endpoint of the study is time to clinical worsening. The primary endpoint of our phase III BEAT study of 314d is also time to clinical worsening. We have not previously conducted a study with a time to clinical worsening primary endpoint. Our inexperience with this type of trial design may impact our ability to conduct these trials appropriately and achieve positive results, or complete the trials within our anticipated timetable. In particular, failure to prove the efficacy of Orenitram in combination with other PAH therapies could materially limit the commercial potential of Orenitram and impede our growth.

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

Our clinical trials may be discontinued, delayed or disqualified for various reasons. These reasons include:

•                  The drug is ineffective, or physicians and/or patients believe that the drug is ineffective;

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

We compete with well-established drug companies for, among other things, funding, licenses, expertise, personnel, clinical trial patients and investigators, consultants and third-party collaborators. We also compete with these companies for market share. Most of these competitors have substantially greater financial, marketing, manufacturing, sales, distribution and technical resources, and a larger number of approved products, than we do. These competitors also possess greater experience in areas critical to success such as research and development, clinical trials, sales and marketing and regulatory matters. There are several treatments that compete with our commercial therapies, as well as several other therapies under development, including late-stage investigational products that have recently completed or are undergoing phase III pivotal trials, such as Actelion’s selexipag drug candidate, which is an oral prostacyclin IP receptor agonist. For the treatment of PAH, we compete with a number of approved products in the United States and worldwide, including the following: Flolan®, Ventavis®, Ilomedin®, Tracleer®, Revatio®, Letairis®, Veletri®, Adempas®, Opsumit®, generic epoprostenol and generic sildenafil. Patients and doctors may perceive these competing products, or products developed in the future, as safer, more effective, more convenient and/or less expensive than our therapies. Alternatively, doctors may reduce the prescribed doses of our products if they prescribe them in combination with our competitors’ products. In addition, many competing PAH therapies are less invasive than Remodulin and the use of these products may delay or prevent initiation of Remodulin therapy. Any of these circumstances can negatively impact our operating results.

Development of new products or technologies by others may make our products obsolete or seemingly inferior.

Other companies may introduce new products that may render all or some of our technologies and products obsolete or noncompetitive. For example, both Adempas and Opsumit were recently approved by the FDA for treatment of PAH. Our commercial therapies may also have to compete with investigational products currently in development including selexipag, for which Actelion recently announced positive phase III pivotal study results. In addition, alternative approaches to treating chronic diseases, such as gene therapy or cell therapy, may make our products obsolete or noncompetitive. If introduced into the market, investigational therapies for PAH could be used in combination with, or as a substitute for, our therapies. If this occurs, doctors may reduce or discontinue the use of our products for their patients.

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

In addition, our internal production process also subjects us to risks as we engage in increasingly complex production processes. For example, Remodulin, Tyvaso and ch14.18 must be formulated in a sterile environment, which is challenging to maintain on a commercial scale. In addition, ch14.18 is a monoclonal antibody —as with all biologic products, monoclonal antibodies are inherently more difficult to produce than our treprostinil-based products and involve increased risk of viral and other contaminants.  Finally, we have limited experience producing Orenitram on a commercial scale, and currently all Orenitram production is performed internally.  It could take substantial time to establish an FDA-approved third-party contract manufacturer as a back-up supplier of Orenitram, or this process may not be successful at all.

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

We rely on Accredo Health Group, Inc. (Accredo) and CVS Caremark (Caremark) to distribute and sell Remodulin, Tyvaso and Orenitram in the United States.  These distributors are also partially responsible for negotiating reimbursements from third-party payers for the cost of our therapies. From time-to-time, we increase the price of products sold to our U.S.-based distributors. Our price increases may not be fully reimbursed by third-party payers. If our distributors do not achieve acceptable profit margins on our products, they may reduce or discontinue the sale of our products. Furthermore, if our distributors devote fewer resources to sell our products or are unsuccessful in their sales efforts, our revenues may decline materially.  Outside the U.S. we are substantially reliant on our international distributors to maintain regulatory approvals for our products and to market and sell our products in compliance with applicable laws and regulations.

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

We are heavily reliant on Medtronic for the success of our program to develop an implantable pump to deliver intravenous Remodulin. Medtronic has completed a clinical study in this regard, and is conducting other stability, compatibility and technical assessments of its implantable pump system. We are substantially reliant on Medtronic to complete these assessments, to complete necessary regulatory filings and respond to FDA inquiries, and to maintain appropriate quality controls relating to the system.  As such, we can provide no assurances as to the timing or likelihood of the Remodulin implantable pump program’s success.

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

For example, in December 2013 we received a subpoena from the OIG reflecting a civil investigation by the United States Department of Justice, principally represented by the United States Attorney’s Office for the District of Maryland. The subpoena requests documents regarding Remodulin, Tyvaso and Adcirca, including our marketing practices relating to these products. We are cooperating with the investigation, which has and will continue to increase our legal expenses, and will require significant management time and attention.  We are not aware that a claim, litigation or assessment has been asserted in connection with the subpoena.  However, such subpoenas are often associated with previously filed qui tam actions brought under the federal and state false claims acts. Qui tam actions are lawsuits brought by private plaintiffs on behalf of the federal government, and often state governments, for alleged federal or state false claims act violations, with potential liability including mandatory treble damages and significant per-claim penalties, currently set at $5,500 to $11,000 per false claim.  We may currently be subject to investigation in connection with qui tam actions filed under seal.  We also cannot predict what actions, if any, may be taken against us or our employees by the OIG, the Department of Justice, other governmental entities, or any third parties in connection with such investigation, nor can we predict or determine the outcome of the government’s investigation or reasonably estimate the amount or range of amounts of fines, damages, restitutions or penalties that might result from a settlement or an adverse outcome. As a result of the investigation we may also be subject to exclusion of our products from reimbursement under the federal healthcare programs, debarment, or a corporate integrity agreement, and certain of our employees may also be subject to exclusion or debarment.  Any of these risks and uncertainties, including the conduct of the investigation itself, could adversely affect our revenues, results of operations, cash flows and financial condition.

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

There are various laws in jurisdictions around the world that restrict particular marketing practices in the pharmaceutical and medical device industries. These laws include, but are not limited to, anti-kickback and false claims statutes, the Foreign Corrupt Practices Act and the UK Bribery Act. Our business activities may be subject to challenge under these laws, and any penalties imposed upon us could have a material adverse effect on our business and financial condition. Furthermore, we have significantly expanded our sales and marketing staff. Any expansion of sales and marketing efforts can increase the risks of noncompliance with these laws.  Furthermore, the growth in our operations outside the United States, both directly and through third-party distributors, also has increased these risks.

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

The federal False Claims Act prohibits any person from knowingly presenting or causing to be presented a false statement material to a false claim. Several pharmaceutical and health care companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the free product. Other companies have been prosecuted for causing false claims to be submitted because of these companies’ marketing of a product for unapproved and non-reimbursable uses. Potential liability under the federal False Claims Act includes mandatory treble damages and significant per-claim penalties, currently set at $5,500 to $11,000 per false claim. The majority of states also have statutes or regulations similar to the federal anti-kickback statute and False Claims Act, which apply to items and services reimbursed under Medicaid and other state programs; furthermore, in several states, these statutes and regulations apply regardless of the payer. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer’s product from reimbursement under government programs, debarment, criminal fines, and imprisonment.

In December 2013 we received a subpoena from the OIG reflecting a civil investigation by the United States Department of Justice, principally represented by the United States Attorney’s Office for the District of Maryland. The subpoena requests documents regarding Remodulin, Tyvaso and Adcirca, including our marketing practices relating to these products.  For further details, see Part II, Item 1.—Legal Proceedings.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010  (PPACA), also imposed new reporting requirements for pharmaceutical and device manufacturers with regard to payments or other transfers of value made to physicians and teaching hospitals. In addition, pharmaceutical and device manufacturers will be required to report and disclose investment interests held by physicians and their immediate family members during the preceding calendar year. Manufacturers were required to make these first reports for information collected in 2013 by March 2014. Such information is to be made publicly available by the Secretary of Health and Human Services in a searchable format beginning September 30, 2014. Failure to submit required information may result in civil monetary penalties of up to $150,000 per year (and up to $1.0 million per year for “knowing failures”) for all payments, transfers of value or ownership or investment interests not reported in an annual submission.

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

As is common with pharmaceutical and biotechnology companies, our early-stage research and development involves animal testing, which we conduct both directly and through contracts with third parties. Notwithstanding the vital role of animal research in the drug discovery and development process, certain special interest groups categorically object to the use of animals for research purposes. Historically, our research and development activities have not been the subject of significant animal rights media attention. However, research activities with animals have been the subject of adverse attention, generally including demonstrations near facilities operated by other companies in our industry. Any negative attention, threats or acts of vandalism directed against our animal research activities in the future could impede the operation of our business.

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

The validity, enforceability and scope of certain of our patents covering Remodulin are currently being challenged as a result of abbreviated new drug application (ANDA) filings by two generic drug companies. The outcome of current or future challenges with respect to the validity, enforceability or scope of our patents could significantly reduce revenues from Remodulin.

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

In July 2014, we received notice that Teva has also filed an ANDA seeking FDA approval to market a generic version of Remodulin. For further details, please see Part II, Item 5.—Other Information—Paragraph IV Notice Letter for Remodulin.

There can be no assurance that we will prevail in our defense of our patent rights, or that additional challenges from other ANDA filers will not surface with respect to Remodulin or our other treprostinil-based products. Our existing patents could be invalidated, found unenforceable or found not to cover one or more generic forms of Remodulin, Tyvaso or Orenitram. If any ANDA filer were to receive approval to sell a generic version of Remodulin, Tyvaso or Orenitram and/or prevail in any patent litigation, the affected product would become subject to increased competition and our revenue would decrease.

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

We may require additional financing to meet significant future obligations. For instance, upon maturity or conversion of our 1.0 percent Convertible Senior Notes due September 15, 2016 (Convertible Notes), subject to certain provisions, we must repay our investors in cash up to the principal balance of $250.0 million. Further, in certain circumstances constituting a fundamental change under the Convertible Notes, we may be required to repurchase the Convertible Notes for cash.

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

The price of common stock can be highly volatile within the pharmaceutical and biotechnology sector. Consequently, there can be significant price and volume fluctuations in the market that may not relate to operating performance. The following table sets forth the high and low closing prices of our common stock for the periods indicated:

	High	Low
January 1, 2014—June 30, 2014	$113.39	$86.14
January 1, 2013—December 31, 2013	$114.51	$51.64
January 1, 2012—December 31, 2012	$58.91	$40.42

The price of our common stock could decline sharply due to the following factors, among others:

•                  Failure to meet estimates or expectations of securities analysts or our investors;

•                  Quarterly and annual financial results;

•                  Timing and results of our clinical trials;

•                  Announcements by us or others regarding generic challenges to the intellectual property relating to our products, including the ANDAs filed by Sandoz and Teva relating to certain of our Remodulin patents and to our pending lawsuit defending our patent rights;

•      The outcome of the ongoing OIG investigation related to Remodulin, Tyvaso and Adcirca;

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

The price of our common stock could decline if: (1) we issue common stock to raise capital or acquire a license or business; (2) our shareholders sell substantial amounts of our common stock in the public market; (3) our investors become concerned that substantial sales of our common stock may occur; or (4) we issue shares upon the settlement of warrants relating to the hedging transaction relating to our Convertible Notes. A decrease in the price of our common stock could make it difficult for us to raise capital or fund acquisitions through the issuance of our stock.

Any sales of common stock issued to holders of our Convertible Notes could adversely affect the prevailing market price of our common stock or result in short selling by market participants in expectation of a decline in the price of our common stock.

Our share repurchases may affect the value of our common stock.

Our Board of Directors has authorized several programs to repurchase our common stock, including a $500.0 million share repurchase program effective for a one-year period beginning on August 1, 2014. The price of our common stock may, in part, reflect expectations that our repurchase program will be fully consummated, or that our Board of Directors will authorize additional repurchase programs in the future. Our share repurchase program does not obligate us to acquire any specific number of shares. If we fail to meet analyst or investor expectations regarding our existing repurchase program or any future repurchase program, our stock price may decline.

We are subject to counterparty risk with respect to the convertible note hedge transaction.

The counterparty to the convertible note hedge transaction we entered into in connection with the issuance of our Convertible Notes (call options) will subject us to counterparty risk in that the counterparty may default on fulfilling its obligations under the call options. Our exposure to the credit risk of the counterparty will not be secured by any collateral. Recent global economic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions. If such counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim based on our exposure at that time under the call options. Our exposure will depend on many factors but, generally, the increase in our exposure will be correlated to the increase in the market price and in the volatility of our common stock. In addition, upon a default by the counterparty, we may suffer adverse tax consequences and dilution with respect to our stock due to our obligation to deliver shares subsequent to the conversion of the notes. We cannot provide any assurances as to the future financial stability or viability of the counterparty to our convertible note hedge transaction.

Provisions of Delaware law and our amended and restated certificate of incorporation, third amended and restated by-laws, shareholder rights plan, Convertible Notes, convertible note hedge transaction and employment and license agreements, among other things, could prevent or delay a change of control or change in management that may be beneficial to our public shareholders.

Certain provisions of Delaware law and our amended and restated certificate of incorporation, third amended and restated by-laws and shareholder rights plan may prevent, delay or discourage:

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

We may be required to repurchase the Convertible Notes from their holders in the event of a fundamental change and increase the conversion rate in connection with a make whole adjustment event in certain circumstances, including a change of control of our company. This may delay or prevent a change in control of our company that would otherwise be beneficial to our shareholders.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit) (1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (2)
Beginning repurchase authority				$279,928,377
April 1, 2014 - April 30, 2014	2,207,776	$94.98	2,207,776	70,241,004
May 1, 2014 - May 31, 2014	666,198	105.44	666,198	44
June 1, 2014 - June 30, 2014	—	—	—	44
Total	2,873,974	$97.40	2,873,974	$44

(1)         Average price paid per share calculated at settlement, including commission.

(2)         As previously disclosed in our Current Report on Form 8-K filed on February 4, 2013, our Board of Directors authorized a share repurchase program for up to $420.0 million in aggregate repurchases of our common stock through March 3, 2014. Subsequently, our Board approved the extension of the term of the repurchase program to March 3, 2015, as disclosed in our Current Report on Form 8-K filed on January 31, 2014.  In June 2014, our Board of Directors authorized a new share repurchase program for up to an additional $500 million in aggregate repurchases, which will become effective August 1, 2014 and remain open for up to one year.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Extension of Line of Credit

On July 24, 2014, we entered into Amendment No. 1 to our Credit Agreement dated September 25, 2013, with Wells Fargo Bank, National Association, which provides us a $75.0 million revolving loan facility.  Pursuant to the amendment, the maturity of the Credit Agreement was extended through September 30, 2015.  The full text of the amendment is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

Paragraph IV Notice Letter for Remodulin

On July 21, 2014, we received a Paragraph IV Certification Notice Letter (Notice Letter) from Teva Pharmaceuticals USA, Inc. (Teva) advising that Teva has submitted an Abbreviated New Drug Application (ANDA) to the U.S. Food and Drug Administration (FDA) requesting approval to market a generic version of Remodulin® (treprostinil) injection.

In the Notice Letter, Teva states that it intends to market a generic version of Remodulin before the expiration of U.S. Patent No. 6,765,117, which expires in October 2017, and U.S. Patent No. 8,497,393, which expires in December 2028. Teva’s Notice Letter states that the ANDA contains a Paragraph IV Certification alleging that these patents are not valid, not enforceable and/or will not be infringed by the commercial manufacture, use or sale of the proposed product described in Teva’s ANDA submission.  One of the two patents, U.S. Patent No. 6,765,117, along with another patent, U.S. Patent No. 7,999,007, is also the subject of a previous Paragraph IV Certification by Sandoz Inc. (Sandoz).  Following the receipt of that certification, we filed suit against Sandoz, and that case was tried in the District of New Jersey in May and June 2014.  We are awaiting the Court’s decision in the Sandoz case.

We intend to vigorously enforce our intellectual property rights relating to Remodulin, including the two patents mentioned above, which are listed in the FDA’s Approved Drug Products List (the Orange Book).

We are currently reviewing the Notice Letter.  Should we commence a patent infringement lawsuit against Teva within 45 days from receipt of the Notice Letter, the FDA would be precluded from approving Teva’s ANDA for up to 30 months or until the issuance of a district court decision that is adverse to us, whichever occurs first.

Item 6.  EXHIBITS

Exhibits filed as a part of this Form 10-Q are listed on the Exhibit Index, which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED THERAPEUTICS CORPORATION

July 29, 2014	/s/ MARTINE A. ROTHBLATT
	By:	Martine A. Rothblatt, Ph.D.
	Title:	Chairman and Chief Executive Officer

/s/ JOHN M. FERRARI
	By:	John M. Ferrari
	Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-76409).

3.2

Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed June 28, 2010.

3.3	Third Amended and Restated By-laws of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed June 27, 2014.

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

10.1

Amendment No. 1 to Credit Agreement, dated as of July 24, 2014, by and among the Registrant, the lenders party thereto from time to time, Wells Fargo Bank, National Association, as the Administrative Agent, and a subsidiary of the Registrant, as guarantor.

10.2	United Therapeutics Corporation Section 162(m) Bonus Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed June 27, 2014.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on July 29, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) the Consolidated Statements of Operations for the three- and six-month periods ended June 30, 2014 and 2013, (iii) the Consolidated Statements of Comprehensive Income for the three- and six-month periods ended June 30, 2014 and 2013, (iv) the Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2014 and 2013, and (v) the Notes to Consolidated Financial Statements.