Form 10-Q
period 2014-09-30
UNITED THERAPEUTICS Corp
filed 2014-10-28
CIK 1082554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2014

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

The number of shares outstanding of the issuer’s common stock, par value $.01 per share, as of October 21, 2014 was 47,508,910.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

UNITED THERAPEUTICS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$497,291	$284,258
Marketable investments	270,372	409,645
Accounts receivable, net of allowance of none for 2014 and 2013	139,903	126,297
Inventories, net	63,669	47,758
Other current assets	107,250	46,424
Total current assets	1,078,485	914,382
Marketable investments	205,953	448,134
Goodwill and other intangibles, net	14,499	14,115
Property, plant and equipment, net	481,049	464,950
Deferred tax assets, net	193,653	192,718
Other assets	98,411	53,268
Total assets	$2,072,050	$2,087,567

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$127,961	$92,244
Convertible notes	224,701	215,845
Share tracking awards plan	301,853	287,956
Line of credit and mortgages payable—current	66,614	66,614
Other current liabilities	39,519	25,015
Total current liabilities	760,648	687,674
Other liabilities	94,843	95,582
Total liabilities	855,491	783,256
Commitments and contingencies:
Temporary equity	36,180	45,037
Stockholders’ equity:
Preferred stock, par value $.01, 10,000,000 shares authorized, no shares issued	—	—
Series A junior participating preferred stock, par value $.01, 100,000 shares authorized, no shares issued	—	—
Common stock, par value $.01, 245,000,000 shares authorized, 64,236,646 and 63,013,192 shares issued, and 47,436,015 and 50,388,140 shares outstanding at September 30, 2014 and December 31, 2013, respectively	642	630
Additional paid-in capital	1,161,083	1,057,224
Accumulated other comprehensive loss	(16,930)	(13,183)
Treasury stock at cost, 16,800,631 and 12,625,052 shares at September 30, 2014 and December 31, 2013, respectively	(916,595)	(513,437)
Retained earnings	952,179	728,040
Total stockholders’ equity	1,180,379	1,259,274
Total liabilities and stockholders’ equity	$2,072,050	$2,087,567

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Revenues:
Net product sales	$328,269	$300,006	$934,152	$820,647
Other	1,681	2,219	8,004	7,320
Total revenues	329,950	302,225	942,156	827,967
Operating expenses:
Research and development	118,876	72,749	171,067	177,796
Selling, general and administrative	202,507	94,111	300,753	236,832
Cost of product sales	40,803	30,716	110,113	92,349
Total operating expenses	362,186	197,576	581,933	506,977
Operating (loss) income	(32,236)	104,649	360,223	320,990
Other (expense) income:
Interest expense	(4,709)	(4,540)	(14,065)	(13,496)
Other, net	1,112	1,070	4,258	3,039
Total other expense, net	(3,597)	(3,470)	(9,807)	(10,457)
(Loss) income before income taxes	(35,833)	101,179	350,416	310,533
Income tax benefit (expense)	10,596	(38,494)	(126,277)	(105,659)
Net (loss) income	$(25,237)	$62,685	$224,139	$204,874
Net (loss) income per common share:
Basic	$(0.53)	$1.25	$4.63	$4.10
Diluted	$(0.53)	$1.17	$4.12	$3.90
Weighted average number of common shares outstanding:
Basic	47,297	50,014	48,427	50,007
Diluted	47,297	53,688	54,360	52,570

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Net (loss) income	$(25,237)	$62,685	$224,139	$204,874
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(2,538)	1,809	(2,156)	(854)
Defined benefit pension plan:
Prior service cost arising during period, net of tax	—	—	(2,415)	—
Actuarial gain arising during period, net of tax	—	—	221	51
Less: amortization of actuarial gain and prior service cost included in net periodic pension cost, net of tax	226	255	678	767
Total defined benefit pension plan, net	226	255	(1,516)	818
Unrealized gain (loss) on available-for-sale securities, net of tax	9	(12)	(75)	(70)
Other comprehensive (loss) gain, net of tax	(2,303)	2,052	(3,747)	(106)
Comprehensive (loss) income	$(27,540)	$64,737	$220,392	$204,768

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2014	2013
	(Unaudited)
Cash flows from operating activities:
Net income	$224,139	$204,874
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,313	23,506
Current and deferred income tax expense	126,277	105,659
Share-based compensation expense	157,730	142,584
Amortization of debt discount and debt issue costs	9,968	9,412
Amortization of discount or premium on investments	4,195	3,066
Other	1,478	1,108
Excess tax benefits from share-based compensation	(23,183)	(5,807)
Changes in operating assets and liabilities:
Accounts receivable	(13,324)	(15,244)
Inventories	(16,870)	(11,634)
Other assets	4,055	4,554
Accounts payable and accrued expenses	35,855	12,633
Other liabilities	(268,979)	(153,865)
Net cash provided by operating activities	264,654	320,846

Cash flows from investing activities:
Purchases of property, plant and equipment	(45,157)	(18,497)
Purchases of held-to-maturity investments	(115,170)	(438,633)
Maturities of held-to-maturity investments	491,833	349,275
Purchase of investments under the cost method, net	(45,000)	(30,766)
Net cash provided by (used in) investing activities	286,506	(138,621)

Cash flows from financing activities:
Payments to repurchase common stock	(403,158)	(42,438)
Proceeds from line of credit	140,000	—
Payments on the line of credit	(140,000)	—
Proceeds from the exercise of stock options	39,391	19,896
Issuance of stock under employee stock purchase plan	3,329	2,734
Excess tax benefits from share-based compensation	23,183	5,807
Net cash used in financing activities	(337,255)	(14,001)

Effect of exchange rate changes on cash and cash equivalents	(872)	(24)
Net increase in cash and cash equivalents	213,033	168,200
Cash and cash equivalents, beginning of period	284,258	154,030
Cash and cash equivalents, end of period	$497,291	$322,230

Supplemental schedule of cash flow information:
Cash paid for interest	$4,743	$4,782
Cash paid for income taxes	$177,683	$119,632
Non-cash investing activities:
Non-cash investing activity: Non-cash additions to property, plant and equipment	$3,298	$3,054

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

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

In our management’s opinion, the accompanying consolidated financial statements contain all adjustments, including normal, recurring adjustments, necessary to fairly present our financial position as of September 30, 2014, results of operations and comprehensive income for the three- and nine-month periods ended September 30, 2014 and 2013, and cash flows for the nine-month periods ended September 30, 2014 and 2013. Interim results are not necessarily indicative of results for an entire year.  We have reclassified certain amounts in prior periods to conform to the current year presentation.

3. Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market (current replacement cost) and consist of the following, net of reserves (in thousands):

	September 30, 2014	December 31, 2013
Raw materials	$21,693	$18,377
Work-in-progress	14,964	11,802
Finished goods	27,012	17,579
Total inventories	$63,669	$47,758

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

Assets and liabilities subject to fair value measurements are as follows (in thousands):

	As of September 30, 2014
	Level 1	Level 2	Level 3	Balance
Assets
Money market funds (1)	$369,042	$—	$—	$369,042
Federally-sponsored and corporate debt securities (2)		476,667	—	476,667
Total assets	$369,042	$476,667	$—	$845,709
Liabilities
Convertible notes due 2016 (3)	$686,840	$—	$—	$686,840
Contingent consideration (4)		—	4,736	4,736
Total liabilities	$686,840	$—	$4,736	$691,576

	As of December 31, 2013
	Level 1	Level 2	Level 3	Balance
Assets
Money market funds (1)	$145,194	$—	$—	$145,194
Federally-sponsored and corporate debt securities (2)	—	857,711	—	857,711
Total assets	$145,194	$857,711	$—	$1,002,905
Liabilities
Convertible notes due 2016 (3)	$593,750	$—	$—	$593,750
Contingent consideration (4)	—	—	6,616	6,616
Total liabilities	$593,750	$—	$6,616	$600,366

(1)         Included in cash and cash equivalents on the accompanying consolidated balance sheets.

(2)         Included in current and non-current marketable investments on the accompanying consolidated balance sheets. The fair value of these securities is primarily measured or corroborated by trade data for identical securities or comparable securities in which related trading activity is not sufficiently frequent to be considered a Level 1 input. See also Note 5—Investments—Marketable Investments—Held-to-Maturity Investments to these consolidated financial statements.

(3)         Included in convertible notes on the accompanying consolidated balance sheets. The fair value of our 1.0 percent Convertible Senior Notes due September 15, 2016 (Convertible Notes) is estimated using Level 1 observable inputs since our Convertible Notes are trading with sufficient frequency such that we believe related pricing can be used as the primary basis for measuring their fair value. At both September 30, 2014 and December 31, 2013, the fair value of the Convertible Notes was substantially higher than their book value.  This was primarily due to the excess conversion value of the notes compared to the notes’ par value, and the fact that any such excess would be paid in shares of our common stock.

(4)         Included in other liabilities on the accompanying consolidated balance sheets. The fair value of contingent consideration has been estimated using probability weighted discounted cash flow models (DCF). The DCFs incorporate Level 3 inputs including estimated discount rates that we believe market participants would consider relevant in pricing and the projected timing and amount of cash flows, which are estimated and developed, in part, based on the requirements specific to each acquisition agreement. We analyze and evaluate these fair value measurements quarterly to determine whether valuation inputs continue to be relevant and appropriate or whether current period developments warrant adjustments to valuation inputs and related measurements. Any increases or decreases in discount rates would have an inverse impact on the corresponding fair value, while increases or decreases in expected cash flows would result in corresponding increases or decreases in fair value. As of both September 30, 2014 and December 31, 2013, the cost of debt and weighted average cost of capital used to discount projected cash flows relating to our contingent consideration ranged from 8.7 percent to 16.5 percent, respectively.

A reconciliation of the beginning and ending balances of Level 3 liabilities for the three- and nine-month periods ended September 30, 2014 is presented below (in thousands):

Contingent Consideration
Balance, July 1, 2014—Asset (Liability)	$(4,777)
Transfers into Level 3	—
Transfers out of Level 3	—
Total gains/(losses) realized/unrealized:
Included in earnings	—
Included in other comprehensive income	41
Purchases	—
Sales	—
Issuances	—
Settlements	—
Balance September 30, 2014—Asset (Liability)	$(4,736)
Amount of total gains/(losses) for the three-month period ended September 30, 2014 included in earnings that are attributable to the change in unrealized gains or losses related to outstanding liabilities	$—

Contingent Consideration
Balance January 1, 2014—Asset (Liability)	$(6,616)
Transfers into Level 3	—
Transfers out of Level 3	—
Total gains/(losses) realized/unrealized:
Included in earnings	1,132
Included in other comprehensive income	64
Purchases	—
Sales	—
Issuances	—
Settlements	684
Balance September 30, 2014—Asset (Liability)	$(4,736)
Amount of total gains/(losses) for the nine-month period ended September 30, 2014 included in earnings that are attributable to the change in unrealized gains or losses related to outstanding liabilities	$1,132

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value because of their short maturities. The fair values of our marketable investments and our Convertible Notes are reported above within the fair value hierarchy. The carrying value of our Wells Fargo mortgage loan approximates its fair value as it bears a variable rate of interest that we believe approximates the market rate of interest for debt with similar credit risk profiles, terms and maturities (Level 2 in the fair value hierarchy). Refer to Note 9—Debt.

5. Investments

Marketable Investments

Held-to-Maturity Investments

Marketable investments classified as held-to-maturity consist of the following (in thousands):

As of September 30, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government-sponsored enterprises	$151,256	$188	$(18)	$151,426
Corporate notes and bonds	324,802	505	(66)	325,241
Total	$476,058	$693	$(84)	$476,667
Reported under the following captions on the consolidated balance sheet:
Current marketable investments	$270,372
Noncurrent marketable investments	205,686
	$476,058

As of December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government-sponsored enterprises	$445,939	$257	$(77)	$446,119
Corporate notes and bonds	411,455	300	(163)	411,592
Total	$857,394	$557	$(240)	$857,711
Reported under the following captions on the consolidated balance sheet:
Current marketable investments	$409,645
Noncurrent marketable investments	447,749
	$857,394

The following table summarizes gross unrealized losses and the length of time marketable investments have been in a continuous unrealized loss position (in thousands):

	As of September 30, 2014		As of December 31, 2013
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Government-sponsored enterprises:
Continuous unrealized loss position less than one year	$13,747	$(18)	$76,651	$(77)
Continuous unrealized loss position greater than one year	—	—	—	—
	13,747	(18)	76,651	(77)
Corporate notes and bonds:
Continuous unrealized loss position less than one year	67,964	(66)	168,669	(163)
Continuous unrealized loss position greater than one year	—	—	—	—
	67,964	(66)	168,669	(163)
Total	$81,711	$(84)	$245,320	$(240)

We attribute gross unrealized losses pertaining to our held-to-maturity securities as of September 30, 2014 and December 31, 2013 to the variability in related market interest rates. We do not intend to sell these securities, nor is it more likely than not that we will be required to sell them prior to the end of their contractual terms. Furthermore, we believe these securities do not expose us to undue market risk or counterparty credit risk. As such, we do not consider these securities to be other than temporarily impaired.

The following table summarizes the contractual maturities of held-to-maturity marketable investments (in thousands):

	September 30, 2014
	Amortized Cost	Fair Value
Due in less than one year	$270,372	$270,695
Due in one to two years	161,066	161,356
Due in three to five years	44,620	44,616
Due after five years	—	—
Total	$476,058	$476,667

Investments Held at Cost

As of September 30, 2014, we maintain in the aggregate, non-controlling equity investments of $83.0 million in privately-held corporations, including a $50.0 million investment in preferred stock of Synthetic Genomics Inc. (SGI), which we purchased in May 2014. We account for these investments under the cost method since we do not have the ability to exercise significant influence over these companies and their fair values are not readily determinable. The fair value of these investments has not been estimated at September 30, 2014, as we have not identified any events or developments indicating that their carrying amounts may be impaired. We include these investments within other assets on our accompanying consolidated balance sheets.

In addition to the SGI investment noted above, we entered into a separate multi-year research and development collaboration agreement whereby SGI will develop engineered primary pig cells with modified genomes for use in our xenotransplantation program, which is primarily focused on lungs. Under this agreement, each party will assume its own research and development costs and SGI may receive royalties and milestone payments from the development and commercialization of organs.

6. Goodwill and Other Intangible Assets

Goodwill and other intangible assets comprise the following (in thousands):

	As of September 30, 2014			As of December 31, 2013
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill (1)	$10,362	$—	$10,362	$10,703	$—	$10,703
Other intangible assets (1):
Technology, patents and trade names	6,676	(4,049)	2,627	5,049	(3,730)	1,319
Customer relationships and non-compete agreements	4,559	(3,049)	1,510	4,947	(2,886)	2,061
Contract-based	2,020	(2,020)	—	2,020	(1,988)	32
Total	$23,617	$(9,118)	$14,499	$22,719	$(8,604)	$14,115

(1)         Includes foreign currency translation adjustments.

7. Supplemental Executive Retirement Plan

We maintain the United Therapeutics Corporation Supplemental Executive Retirement Plan (SERP) to provide retirement benefits to certain senior members of our management team. To help fund our expected obligations under the SERP, we maintain the United Therapeutics Corporation Supplemental Executive Retirement Plan Rabbi Trust Document (Rabbi Trust). The balance in the Rabbi Trust was $5.1 million as of September 30, 2014 and December 31, 2013. The Rabbi Trust is irrevocable and SERP participants have no preferred claim on, nor any beneficial ownership interest in, any assets of the Rabbi Trust.

Net periodic pension cost consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Service cost	$1,379	$1,352	$4,138	$4,055
Interest cost	592	396	1,775	1,188
Amortization of prior service cost	309	207	925	621
Amortization of net actuarial loss	52	199	158	596
Net pension expense	$2,332	$2,154	$6,996	$6,460

Reclassifications related to the SERP from accumulated other comprehensive loss to the statement of operations by line item and the tax impact of these reclassifications is presented below (in thousands):

Component Reclassified from Accumulated Other	Three Months Ended September 30,		Nine Months Ended September 30,
Comprehensive Loss (1)	2014	2013	2014	2013
Amortization of prior service cost:
Research and development	$102	$79	$305	$234
Selling, general and administrative	207	128	620	387
Total	309	207	925	621

Amortization of net actuarial loss:
Research and development	17	75	52	224
Selling, general and administrative	35	124	106	372
Total	52	199	158	596

Total amortization of prior service cost and net actuarial loss:	361	406	1,083	1,217
Tax benefit	(131)	(134)	(384)	(404)
Total, net of tax	$230	$272	$699	$813

(1)         Refer to Note 12—Accumulated Other Comprehensive Loss.

8. Share Tracking Award Plans

We maintain the United Therapeutics Corporation Share Tracking Awards Plan, adopted in June 2008 (2008 STAP) and the United Therapeutics Corporation 2011 Share Tracking Awards Plan, adopted in March 2011 (2011 STAP). We refer to the 2008 STAP and the 2011 STAP collectively as the “STAP” and awards granted and/or outstanding under either of these plans as “STAP awards.” STAP awards convey the right to receive in cash an amount equal to the appreciation of our common stock, which is measured as the increase in the closing price of our common stock between the dates of grant and exercise. STAP awards generally vest in equal increments on each anniversary of the grant date over a four-year period and expire on the tenth anniversary of the date of grant.

The aggregate STAP liability balance was $336.8 million and $305.2 million at September 30, 2014 and December 31, 2013, respectively, of which $34.9 million and $17.2 million, respectively, have been classified as non-current liabilities under the caption “other liabilities” on our consolidated balance sheets based on their vesting terms.

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

The table below includes the assumptions used to measure the fair value of STAP awards:

	September 30, 2014	September 30, 2013
Expected volatility	34.9%	34.2%
Risk-free interest rate	1.3%	1.1%
Expected term of awards (in years)	3.9	4.1
Expected forfeiture rate	9.9%	9.4%
Expected dividend yield	0.0%	0.0%

A summary of the activity and status of STAP awards is presented below:

	Number of Awards	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at January 1, 2014	8,734,901	$52.75
Granted	1,564,650	94.65
Exercised	(1,987,179)	48.23
Forfeited	(220,811)	62.71
Outstanding at September 30, 2014	8,091,561	$61.69	7.6	$541,821
Exercisable at September 30, 2014	2,939,094	$52.02	6.1	$225,237
Expected to vest at September 30, 2014	4,636,133	$67.46	8.5	$283,676

The weighted average grant-date fair value of STAP awards granted during the nine-month periods ended September 30, 2014 and September 30, 2013 was $33.61 and $24.70, respectively.

Share-based compensation expense recognized in connection with the STAP is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Research and development	$82,404	$30,463	$56,659	$58,027
Selling, general and administrative	100,541	29,945	66,530	59,706
Cost of product sales	8,779	1,064	5,432	2,381
Share-based compensation expense before taxes	191,724	61,472	128,621	120,114
Related income tax benefit	(69,596)	(20,593)	(46,689)	(40,238)
Share-based compensation expense, net of taxes	$122,128	$40,879	$81,932	$79,876
Share-based compensation capitalized as part of inventory	$467	$358	$1,028	$681

Cash paid to settle STAP awards exercised during the nine-month periods ended September 30, 2014 and September 30, 2013 was $97.9 million and $31.2 million, respectively.

9. Debt

Line of Credit

In September 2013, we entered into a Credit Agreement with Wells Fargo Bank, National Association (Wells Fargo) providing us a $75.0 million revolving loan facility, which could be increased by up to an additional $75.0 million provided certain conditions are met (the 2013 Credit Agreement). At our option, amounts borrowed under the 2013 Credit Agreement bear interest at either the one-month LIBOR rate plus a 0.50 percent margin, or a fluctuating base rate excluding any margin. In addition, we are subject to a monthly commitment fee of 0.06 percent per annum on the average daily unused balance of the facility. Amounts borrowed under the 2013 Credit Agreement are secured by certain of our marketable investments. As of September 30, 2014, we had no outstanding principal balance under the 2013 Credit Agreement. We drew on the revolving loan facility during 2014, in part, to fund share repurchases executed during the second quarter of 2014. The 2013 Credit Agreement does not subject us to any financial covenants.  In July 2014, we amended the 2013 Credit Agreement solely to extend its maturity date from September 26, 2014 to September 30, 2015.

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

The closing price of our common stock exceeded 130 percent of the conversion price of the Convertible Notes for more than 20 trading days during the 30 consecutive trading day period ended September 30, 2014. Consequently, the Convertible Notes are convertible at the election of their holders. As this conversion right is outside of our control, the Convertible Notes are classified as a current liability on our consolidated balance sheet at September 30, 2014. We are required to calculate this contingent conversion provision at the end of each quarterly reporting period. Therefore, the convertibility and classification of our Convertible Notes may change depending on the price of our common stock.

At September 30, 2014, the aggregate conversion value of the Convertible Notes exceeded their par value by $424.4 million using a conversion price of $128.65, the closing price of our common stock on September 30, 2014.

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

During the three-month period ended September 30, 2014, we received conversion requests representing $101.3 million in principal value of our Convertible Notes.  These conversion requests will be settled in October 2014.  Based on our current stock price, we expect that the full $101.3 million of principal will be paid in cash to the converting note holders, and that we will be required to issue shares of our common stock.  We expect to receive an equal number of shares of our common stock under our note hedge (discussed below under Convertible Note Hedge and Warrant Transactions) from Deutsche Bank AG London (DB London). We expect to recognize an estimated $4.0 million extinguishment loss upon settlement of these conversions.

The terms of the Convertible Notes provide for settlement wholly or partially in cash. Consequently, we are required to account for their liability and equity components separately so that the subsequent recognition of interest expense reflects our non-convertible borrowing rate. Accordingly, we estimated the fair value of the Convertible Notes without consideration of the conversion option as of the date of issuance (Liability Component). We recorded the excess of the proceeds received over the estimated fair value of the Liability Component totaling $57.9 million as the conversion option (Equity Component) and recognized a corresponding offset as a discount to the Convertible Notes to reduce their net carrying value. We reclassified a portion of the Equity Component equal to the unamortized discount as of September 30, 2014 to temporary equity because one of the contingent conversion criteria had been met at September 30, 2014, as disclosed above. Refer to Note 10—Temporary Equity. We are amortizing the debt discount over the five-year period ending September 15, 2016 (the expected life of the Liability Component) using the interest method and an effective rate of interest of 6.7 percent, which corresponded to our estimated non-convertible borrowing rate at the date of issuance.

Interest expense incurred in connection with our convertible notes consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Contractual coupon rate of interest	$582	$625	$1,832	$1,875
Discount amortization	2,989	2,801	8,856	8,300
Interest expense—convertible notes	$3,571	$3,426	$10,688	$10,175

Components comprising the carrying value of the Convertible Notes include the following (in thousands):

	September 30, 2014	December 31, 2013
Principal balance	$250,000	$250,000
Discount, net of accumulated amortization of $32,639 and $23,783	(25,299)	(34,155)
Carrying amount	$224,701	$215,845

Convertible Note Hedge and Warrant Transactions

In connection with the issuance of our Convertible Notes, we entered into separate convertible note hedge and warrant transactions with DB London to reduce the potentially dilutive impact of the conversion of our convertible notes. Pursuant to the convertible note hedge, we purchased call options to acquire up to approximately 5.2 million shares of our common stock with a strike price of $47.69. The call options become exercisable upon conversion of the Convertible Notes, and will terminate upon the maturity of the Convertible Notes or the first day the Convertible Notes are no longer outstanding, whichever occurs first. We also sold DB London warrants to acquire up to approximately 5.2 million shares of our common stock with a strike price of $67.56. The warrants will expire incrementally on a series of expiration dates subsequent to the September 15, 2016 maturity date of our Convertible Notes. Both the convertible note hedge and warrant transactions will be settled on a net-share basis. If the conversion price of our Convertible Notes is between the strike prices of the call options and warrants on the expiration dates of the warrants, our shareholders will not experience any dilution in connection with the conversion of our Convertible Notes; however, to the extent that the price of our common stock exceeds the strike price of the warrants on any or all of the series of related incremental expiration dates, we will be required to issue shares of our common stock to DB London.

Mortgage Financing

In December 2010, we entered into a Credit Agreement with Wells Fargo and Bank of America, N.A., pursuant to which we obtained a $70.0 million mortgage loan (the 2010 Credit Agreement). The 2010 Credit Agreement matures in December 2014 and is secured by certain of our facilities in Research Triangle Park, North Carolina and Silver Spring, Maryland. The outstanding debt bears a floating rate of interest per annum based on the one-month LIBOR, plus a credit spread of 3.75 percent, or approximately 3.90 percent as of September 30, 2014. We have the option to change the rate of interest charged on the loan to 2.75 percent plus the greater of: (1) Wells Fargo’s prime rate, or (2) the federal funds effective rate plus 0.05 percent, or (3) LIBOR plus 1.0 percent.  We can prepay the loan balance without being subject to a prepayment premium or penalty. As of September 30, 2014, the principal balance under the 2010 Credit Agreement was $66.5 million and is included within line of credit and mortgages payable—current as the outstanding balance will be due in December 2014. The 2010 Credit Agreement contains financial covenants, and as of September 30, 2014, we were in compliance with these covenants.

10. Temporary Equity

Temporary equity includes securities that: (1) have redemption features that are outside our control; (2) are not classified as an asset or liability; (3) are excluded from permanent stockholders’ equity; and (4) are not mandatorily redeemable. Amounts included in temporary equity relate to securities that are redeemable at a fixed or determinable price.

Components comprising the carrying value of temporary equity include the following (in thousands):

	September 30, 2014	December 31, 2013
Reclassification of Equity Component (1)	$25,298	$34,155
Common stock subject to repurchase (2)	10,882	10,882
Total	$36,180	$45,037

(1)         Represents the reclassification of the Equity Component equal to the unamortized debt discount of our Convertible Notes as of September 30, 2014 and December 31, 2013 from additional paid-in capital to temporary equity as our Convertible Notes were convertible at the election of their holders as noted above in Note 9—Debt—Convertible Notes Due 2016.

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

The components of basic and diluted earnings per common share comprised the following (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net (loss) income (numerator)	$(25,237)	$62,685	$224,139	$204,874
Denominator:
Weighted average outstanding shares — basic	47,297	50,014	48,427	50,007
Effect of dilutive securities (1):
Convertible notes (2)	—	1,822	2,753	1,389
Warrants	—	397	1,715	—
Stock options and employee stock purchase plan	—	1,455	1,465	1,174
Weighted average shares — diluted	47,297	53,688	54,360	52,570
(Loss) earnings per common share:
Basic	$(0.53)	$1.25	$4.63	$4.10
Diluted	$(0.53)	$1.17	$4.12	$3.90

Stock options and warrants excluded from calculation (2)	15,589	10,088	9,769	10,485

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

Stock Option Plan

We may grant stock options to employees and non-employees under our equity incentive plan. We estimate the fair value of stock options using the Black-Scholes-Merton valuation model, which requires us to make certain assumptions that can materially impact the estimation of fair value and related compensation expense. These assumptions used to estimate fair value include the expected volatility of our common stock, the risk-free interest rate, the expected term of stock option awards and the expected dividend yield. We did not grant any stock options during the three- and nine-month periods ended September 30, 2014 and 2013.

A summary of the activity and status of employee stock options during the nine-month period ended September 30, 2014 is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2014	4,749,449	$56.06
Granted	—	—
Exercised	(1,129,797)	33.22
Forfeited	(218)	11.35
Outstanding and exercisable at September 30, 2014	3,619,434	$63.20	5.7	$236,908

Total share-based compensation expense related to employee stock options is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Selling, general and administrative	$28,309	$12,709	$28,309	$21,875
Related income tax benefit	(10,276)	(4,258)	(10,276)	(7,328)
Share-based compensation expense, net of taxes	$18,033	$8,451	$18,033	$14,547

Employee and non-employee stock option exercise data is summarized below (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Number of options exercised	460,600	310,673	1,177,797	665,363
Cash received	$17,220	$9,799	$39,391	$19,896

Employee Stock Purchase Plan

In June 2012, our shareholders approved the United Therapeutics Corporation Employee Stock Purchase Plan (ESPP), which has been structured to comply with Section 423 of the Internal Revenue Code. The ESPP provides eligible employees the right to purchase shares of our common stock at a discount through elective accumulated payroll deductions at the end of each offering period. Offering periods occur in consecutive six-month periods commencing in September and March of each year. During the nine-month period ended September 30, 2014, we issued approximately 45,660 shares of our common stock for $3.3 million in employee contributions. Eligible employees may contribute up to 15 percent of their base salary, subject to certain annual limitations as defined in the ESPP. The purchase price of the shares is equal to the lower of 85 percent of the closing price of our common stock on either the first or last trading day of a given offering period. In addition, the ESPP provides that no eligible employee may purchase more than 4,000 shares during any offering period. The ESPP has a 20-year term and limits the aggregate number of shares that can be issued to 3.0 million.

Share-based compensation expense related to the ESPP for the three-month periods ended September 30, 2014 and 2013 was $292,700 and $204,100, respectively, and for the nine-month periods ended September 30, 2014 and 2013 was $800,200 and $594,300, respectively.

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

In June 2014, our Board of Directors authorized the repurchase of up to an additional $500.0 million of our common stock in open market or privately negotiated transactions, at our discretion (the 2014 Repurchase Program).  This program became effective on August 1, 2014, and will remain open for up to one year.  During the quarter ended September 30, 2014, we acquired 274,236 shares of our common stock at an aggregate cost of $25.6 million under the 2014 Repurchase Program.

12. Accumulated Other Comprehensive Loss

The following table includes changes in accumulated other comprehensive (loss) income by component, net of tax (in thousands):

	Defined Benefit Pension Plan(1)	Foreign Currency Translation Losses	Unrealized Gains (Losses) on Available- for-Sale Securities	Total
Balance, January 1, 2014	$(8,445)	$(5,069)	$331	$(13,183)
Other comprehensive (loss) income before reclassifications	(2,194)	(2,156)	(75)	(4,425)
Amounts reclassified from accumulated other comprehensive loss	678	—	—	678
Net current-period other comprehensive (loss) income	(1,516)	(2,156)	(75)	(3,747)
Balance, September 30, 2014	$(9,961)	$(7,225)	$256	$(16,930)

(1)         Refer to Note 7—Supplemental Executive Retirement Plan which identifies the captions within our consolidated statement of operations where reclassification adjustments were recognized and their associated tax impact.

13. Income Taxes

Income tax expense for the three- and nine-month periods ended September 30, 2014 and 2013 is based on the estimated effective tax rate for the entire year. The estimated annual effective tax rate can be subject to adjustment in subsequent quarterly periods if components used in its estimation are updated or revised. The estimated annual effective tax rates as of September 30, 2014 and 2013 were 36 percent and 34 percent, respectively.  Our 2014 estimated annual effective tax rate increased as of September 30, 2014 primarily due to a reduction in the amount of business tax credits we expect to generate during 2014, compared to our estimate at September 30, 2013 for the 2013 tax year.

We are subject to federal and state taxation in the United States and various foreign jurisdictions. Currently, our 2010 to 2013 tax years are subject to examination by the Internal Revenue Service and by state taxing authorities.

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

14. Segment Information

We currently operate as one operating segment. However, our chief operating decision makers regularly review revenues, cost of product sales and gross profit data as a primary measure of performance for each of our four commercial products. We commenced sales of Orenitram during the second quarter of 2014.

Net revenues, cost of product sales and gross profit for each of our commercial products were as follows (in thousands):

	Three Months Ended September 30,
2014	Remodulin	Tyvaso	Adcirca	Orenitram	Total
Net revenues	$142,877	$119,685	$51,247	$14,460	$328,269
Cost of product sales	16,915	16,878	3,087	3,923	40,803
Gross profit	$125,962	$102,807	$48,160	$10,537	$287,466

2013
Net revenues	$132,322	$120,306	$47,378	$—	$300,006
Cost of product sales	13,549	14,245	2,922	—	30,716
Gross profit	$118,773	$106,061	$44,456	$—	$269,290

	Nine Months Ended September 30,
2014	Remodulin	Tyvaso	Adcirca	Orenitram	Total
Net revenues	$417,137	$347,997	$147,926	$21,092	$934,152
Cost of product sales	44,522	50,076	9,070	6,445	110,113
Gross profit	$372,615	$297,921	$138,856	$14,647	$824,039

2013
Net revenues	$371,314	$324,409	$124,924	$—	$820,647
Cost of product sales	40,439	44,125	7,785	—	92,349
Gross profit	$330,875	$280,284	$117,139	$—	$728,298

For the three-month periods ended September 30, 2014 and 2013, net revenues from our U.S.-based distributors represented 75 percent and 76 percent, respectively, of our total net operating revenues.

For the nine-month periods ended September 30, 2014 and 2013, net revenues from our U.S.-based distributors represented 75 percent and 77 percent, respectively, of our total net operating revenues.

15. Litigation

Department of Health and Human Services Subpoena

In December 2013, we received a subpoena from the Office of the Inspector General (OIG) of the Department of Health and Human Services in connection with a civil investigation by the United States Department of Justice, principally represented by the United States Attorney’s Office for the District of Maryland. The subpoena requests documents regarding Remodulin, Tyvaso and Adcirca, including our marketing practices relating to these products. We are cooperating with the investigation. We are not aware that a claim, litigation or assessment has been asserted in connection with the subpoena. However, we cannot predict what actions, if any, may be taken by the OIG, the Department of Justice, other governmental entities, or any third parties in connection with such investigation.

Sandoz Inc.

In February 2012, we received a Paragraph IV certification letter (the Original Notice Letter) from Sandoz Inc. (Sandoz) advising that Sandoz had submitted an abbreviated new drug application (ANDA) to the FDA requesting approval to market a generic version of the 10 mg/mL strength of Remodulin.  In December 2012, we received notice (the Second Notice Letter) that Sandoz had amended its previously filed ANDA to request additional approval to market generic versions of the 1 mg/mL, 2.5 mg/mL, and 5 mg/mL strengths of Remodulin. In the Original Notice Letter and the Second Notice Letter, Sandoz stated that it intends to market a generic version of Remodulin before the expiration of the following patents relating to Remodulin: U.S. Patent No. 5,153,222, which expires in October 2014; U.S. Patent No. 6,765,117, which expires in October 2017; and U.S. Patent No. 7,999,007, which expires in March 2029.  Each of these patents is listed in the Orange Book.

We responded to the Original Notice Letter by filing a lawsuit in March 2012 against Sandoz in the U.S. District Court for the District of New Jersey alleging patent infringement.  We responded to the Second Notice Letter by filing an additional lawsuit in January 2013 for patent infringement in the U.S. District Court for the District of New Jersey.  Sandoz filed counterclaims in each action alleging that the patents at issue in the litigation are invalid or will not be infringed by the commercial manufacture, use or sale of the proposed product described in Sandoz’s ANDA submission.  Shortly before trial, Sandoz withdrew its request to market a generic version of Remodulin before the expiration of U.S. Patent No. 5,153,222, but maintained its request to market a generic version of Remodulin before the expiration of the other two patents.  The trial for both lawsuits, limited to U.S. Patent Nos. 6,765,117 and 7,999,007, occurred in May and June 2014 and we received the Court’s decision in August 2014.  In that decision, with respect to U.S. Patent No. 6,765,117 the Court both ruled that the patent is valid and enforceable against Sandoz, Inc., and enjoined Sandoz from marketing its generic product until the expiration of that patent in October 2017.  With respect to U.S. Patent No. 7,999,007, the Court ruled that the patent is valid, but would not be infringed by Sandoz’ generic product.

Sandoz has appealed the ruling that U.S. Patent No. 6,765,117 is valid and would be infringed, and that U.S. Patent No. 7,999,007 is valid.  We have filed a cross-appeal challenging the Court’s ruling that U.S. Patent No. 7,999,007 would not be infringed by Sandoz’s generic version of Remodulin.

In July 2014, we received an additional Paragraph IV certification letter (Third Notice Letter) from Sandoz, seeking permission to market and sell its generic version of Remodulin before the expiration of U.S. Patent No. 8,497,393, which expires in December 2028 and is also listed in the Orange Book.  We responded to Sandoz’s Third Notice Letter by filing a lawsuit in September 2014 in the U.S. District Court for the District of New Jersey for patent infringement with respect to U.S. Patent No. 8,497,393.

We intend to vigorously enforce our intellectual property rights relating to Remodulin.

Teva Pharmaceuticals USA, Inc.

On July 21, 2014, we received a Paragraph IV certification letter (Teva’s Notice Letter) from Teva Pharmaceuticals USA, Inc. (Teva) advising that Teva had submitted an ANDA to the FDA requesting approval to market a generic version of Remodulin.

In Teva’s Notice Letter, Teva states that it intends to market a generic version of Remodulin before the expiration of U.S. Patent Nos. 6,765,117 and 8,497,393, both of which are also the subject of Paragraph IV certifications by Sandoz, discussed above. Teva’s Notice Letter states that the ANDA contains a Paragraph IV certification alleging that these patents are not valid, not enforceable and/or will not be infringed by the commercial manufacture, use or sale of the proposed product described in Teva’s ANDA submission.

We responded to Teva’s Notice Letter by filing a lawsuit in September 2014 against Teva in the U.S. District Court for the District of New Jersey alleging infringement of U.S. Patent Nos. 6,765,117, 7,999,007 and 8,497,393, as well as infringement of U.S. Patent Nos. 8,653,137 and 8,658,694, both of which expire in September 2028. Teva requested and obtained an extension of the deadline to file its answer to our complaint.

Under the Hatch-Waxman Act, the FDA is automatically precluded from approving Teva’s ANDA for up to 30 months from receipt of Teva’s Notice Letter or until the issuance of a District Court decision that is adverse to us, whichever occurs first. We intend to vigorously enforce our intellectual property rights relating to Remodulin.

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

We concentrate substantially all of our research and development efforts on the preceding key therapeutic programs.  We currently market and sell the following commercial products:

•                  Remodulin (treprostinil) Injection (Remodulin). Remodulin, a continuously-infused formulation of the prostacyclin analogue treprostinil, is approved by the United States Food and Drug Administration (FDA) for subcutaneous (under the skin) and intravenous (in the vein) administration.  Remodulin is indicated to diminish symptoms associated with exercise in World Health Organization (WHO) Group 1 PAH patients.  Remodulin is also approved for the treatment of patients requiring transition from Flolan® (epoprostenol sodium) for Injection. Remodulin has also been approved in various countries outside of the United States.  In the second and third quarters of 2014, we commenced sales of Remodulin to distributors in China and Japan, respectively.  Remodulin is sold in Japan under the brand name Treprost™.

•                  Tyvaso (treprostinil) Inhalation Solution (Tyvaso).  Tyvaso, an inhaled formulation of treprostinil, is approved by the FDA to improve exercise ability in WHO Group 1 PAH patients.

•                  Orenitram (treprostinil) Extended-Release Tablets (Orenitram). In December 2013, the FDA approved Orenitram, a tablet dosage form of treprostinil, for the treatment of PAH in WHO Group 1 PAH patients to improve exercise capacity. Orenitram’s label provides for dosing either twice per day (BID) or three times per day (TID), and we anticipate that TID dosing may lead to a more favorable pharmacokinetic profile than BID, although TID dosing was not studied in our pivotal trial.  We commenced sales of Orenitram during the second quarter of 2014.

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

We have entered into separate, non-exclusive distribution agreements with Accredo Health Group, Inc. (Accredo) and CVS Health Corporation  (CVS) to distribute Remodulin, Tyvaso and Orenitram in the United States. We sell these products to Accredo and CVS under terms and conditions that are materially similar to one another. We also sell Remodulin and Tyvaso to various distributors internationally. We sell Adcirca through Lilly’s pharmaceutical wholesaler network at a wholesale price determined by Lilly, which Lilly generally increases twice per year.  Most recently, Lilly increased the wholesale price of Adcirca by 9.1 percent effective July 2, 2014.

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

Generic Competition

We disclose in Part II, Item 1.—Legal Proceedings of this Quarterly Report on Form 10-Q that we are engaged in litigation with Sandoz Inc. (Sandoz) and Teva Pharmaceuticals USA, Inc. (Teva), contesting their abbreviated new drug applications (ANDAs) seeking FDA approval to market generic versions of Remodulin before the expiration of certain of our U.S. patents in October 2017, December 2028, March 2029 and (in the case of Sandoz’s ANDA) September 2028.

We intend to vigorously enforce our intellectual property rights relating to Remodulin.  However, there can be no assurance that we will prevail in defending our patent rights, or that additional challenges from other ANDA filers or other challengers will not surface with respect to Remodulin or our other treprostinil-based products. Our existing patents could be invalidated, found unenforceable or found not to cover one or more generic forms of Remodulin, Tyvaso or Orenitram. If any ANDA filer were to receive approval to sell a generic version of Remodulin, Tyvaso or Orenitram and/or prevail in any patent litigation, the affected product(s) would become subject to increased competition which could reduce our sales.

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

Cost of Product Sales

Cost of product sales comprise: (1) costs to produce and acquire products sold to customers; (2) royalty payments under license agreements granting us rights to sell related products; and (3) direct and indirect distribution costs incurred in the sale of products.  We acquired the rights to sell our commercial products through license and assignment agreements with the original developers of these products. These agreements obligate us to pay royalties based on specified percentages of our net revenues from the related products. Currently, we pay GlaxoSmithKline PLC a royalty of ten percent of net sales of our treprostinil-based products (Remodulin, Tyvaso and Orenitram).  This royalty obligation expired in October 2014.  As a result, we anticipate that gross margins on all three of our treprostinil-based products will increase.  Going forward, we have no royalty obligations for Remodulin or Tyvaso, and our only remaining royalty obligation on Orenitram sales will be a single-digit royalty relating to technology used in its formulation.  We pay a five percent royalty to Lilly on net sales of Adcirca.

We produce Remodulin, Tyvaso and Orenitram, and the active ingredients for each, in our own facilities.  We contract with third party contract manufacturers to supplement our Remodulin and Tyvaso production capacity and mitigate the risk of shortages and supply interruptions, and we are pursuing similar arrangements for Orenitram.

We began selling Orenitram during the second quarter of 2014. Typical of the initial commercial activities of a newly-launched product, Orenitram’s cost of product sales as a percentage of its net revenue is significantly higher than that of our other commercial products. We expect that as Orenitram’s revenues increase, its cost of product sales as a percentage of net revenue will decrease to levels more comparable to our other commercial products.

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

Share-Based Compensation

Our operating expenses and net income are often materially impacted by the recognition of share-based compensation expense (benefit) associated with awards granted under our share tracking award plans (STAP) and potential stock option grants containing a market or performance condition, as the fair value of these awards varies with the changes in our stock price. The fair values of STAP awards and potential stock option grants are measured using inputs and assumptions under the Black-Scholes-Merton model that can materially impact the amount of compensation expense (benefit) for a given period.

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

Major Research and Development Projects

Our major research and development projects focus on: (1) the use of prostacyclin analogues, a cell-based therapy and lung transplantation technologies to treat cardiopulmonary diseases; (2) a monoclonal antibody to treat high-risk neuroblastoma; and (3) glycobiology antiviral agents to treat infectious diseases.

Cardiopulmonary Disease Projects

Remodulin

In 2009, we entered into an agreement with exclusive rights in the United States, United Kingdom, France, Germany, Italy and Japan, with Medtronic, Inc. (Medtronic) to develop its proprietary intravascular infusion catheter to be used with Medtronic’s SynchroMed® II implantable infusion pump and related infusion system components (collectively referred to as the “Medtronic System”) in order to deliver Remodulin for the treatment of PAH. If the Medtronic System is successful, it could reduce many of the patient burdens and other complications associated with infused prostacyclin analogues. With our funding, Medtronic conducted the DelIVery clinical trial in order to study the safety of the Medtronic System while administering Remodulin. The primary objective of this study was to demonstrate a rate of catheter-related complications below 2.5 per 1,000 patient-days while using the Medtronic System to deliver Remodulin. In September 2013, Medtronic informed us that it met this primary objective (p<0.0001). In addition to the clinical study, Medtronic must complete other stability, compatibility and technical assessments of the Medtronic System, including modifications to its hardware and software, and address any outstanding regulatory issues.  Upon completion of these activities by Medtronic, we anticipate Medtronic will make preparations to file a premarket approval application seeking FDA approval for the catheter and labeling changes to enable the use of the Medtronic System with Remodulin. In tandem, we plan to seek FDA approval of a supplement to Remodulin’s label to allow the use of Remodulin with the Medtronic System.

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

From inception to September 30, 2014, we have spent $1.1 billion on all of our current and former cardiopulmonary disease programs.

Cancer-Related Projects

Ch14.18 Antibody

In 2010, we entered into a Cooperative Research and Development Agreement (CRADA) with the National Cancer Institute (NCI) of the United States National Institutes for Health (NIH) to collaborate on the late-stage development and regulatory approval process for Chimeric Monoclonal Antibody 14.18 (ch14.18) for children with high-risk neuroblastoma and patients with other forms of cancer. Ch14.18 is an antibody that has shown potential in the treatment of neuroblastoma by targeting GD2, a glycolipid on the surface of tumor cells. Under the terms of the CRADA, the NCI has completed necessary studies and we have developed the ability to produce ch14.18 on a commercial scale. Collectively, related NCI-supported studies and our production data were used as the foundation for our marketing authorization application, which the EMA accepted in December 2013, and a biologics license application, which the FDA accepted in June 2014 under a six-month review process. We previously received orphan drug designation for ch14.18 from both the FDA and the EMA.

We have spent $120.3 million from inception to September 30, 2014, on all of our current and former cancer programs.

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

In 2011, we were awarded a cost plus fixed fee contract with an aggregate value of up to $45.0 million under a Broad Agency Announcement from the National Institute of Allergy and Infectious Diseases (NIAID) of the NIH for studies directed toward the development of a broad spectrum antiviral drug with a primary indication for dengue and a secondary indication for influenza, based on our glycobiology antiviral platform. There are eight milestone-based options to expand the project and funding under the contract. To date, we have received contract modifications exercising five of these options, increasing total committed contract funding to $27.8 million. We recognize revenue under this contract to the extent of allowable costs incurred, plus a proportionate amount of fees earned. Related revenues are included under the caption Other Revenues on our consolidated statements of operations.

Pursuant to our contract with NIAID, we began enrolling a phase I clinical trial of our lead antiviral candidate, an alpha-glucosidase inhibitor called UV-4B, for the treatment of dengue in the third quarter of 2014.

From inception to September 30, 2014, we have spent $83.4 million on all of our current and former infectious disease programs.

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

Our ability to achieve these objectives and sustain our growth and profitability will depend on many factors, including among others: (1) the timing and outcome of clinical trials and regulatory approvals for products we develop; (2) the timing of and the degree of success related to the commercial launch of new products; (3) the demand for our products; (4) pricing and reimbursement of our products by public and private health insurance organizations; (5) the competition we face within our industry; (6) our ability to effectively manage our business in an increasingly complex legal and regulatory environment; (7) our ability to defend against generic competition and challenges to our patents, including the ongoing challenge to our Remodulin patents by two generic drug companies; and (8) the risks identified in Part II, Item 1A—Risk Factors, included in this Quarterly Report on Form 10-Q.

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

Financial Position

Cash, cash equivalents and marketable securities at September 30, 2014 and December 31, 2013 (excluding restricted amounts of $5.4 million) were $968.2 million and $1,136.7 million, respectively.  The decrease of $168.5 million in unrestricted cash, cash equivalents and marketable securities resulted largely from the use of $403.2 million to repurchase shares of our common stock, $177.7 million for 2014 estimated tax payments and $97.9 million for the exercise of cash-settled STAP awards, during the nine months ended September 30, 2014.  These payments were offset by an estimated $540.3 million of cash generated from operations and $39.4 million of cash received from the exercise of stock options.

Other current assets increased by $60.8 million from $46.4 million at December 31, 2013 to $107.3 million at September 30, 2014.  The increase resulted primarily from the reclassification of $68.2 million from other current liabilities representing the excess tax payments we made during the nine months ended September 30, 2014 net of the taxes that would be due based on our interim financial results during this period using our estimated annual effective tax rate.

Property, plant and equipment, net at September 30, 2014 was $481.0 million, compared to $465.0 million at December 31, 2013.  The $16.1 million increase was due to $38.3 million incurred on construction projects offset by $22.2 million of depreciation expense during the nine months ended September 3, 2014.

Other assets increased by $45.1 million during the nine months ended September 30, 2014, to $98.4 million at September 30, 2014, primarily as a result of our $50.0 million investment in SGI, offset in part by our sale at par of $5.0 million of stock we held in another private company.

Accounts payable and accrued expenses at September 30, 2014 totaled $128.0 million, compared to $92.2 million at December 31, 2013. The increase in accounts payable and accrued expenses of $35.7 million related to a $26.8 million increase in accounts payable due to the timing and volume of invoices being processed for payment and an $8.7 million increase in accrued expenses, primarily related to an increase in royalties and government and commercial rebates.

The STAP liability (current) increased by $13.9 million, from $288.0 million at December 31, 2013, to $301.9 million at September 30, 2014. The increase of the liability resulted from a 14 percent increase in the price of our common stock during the year, offset partially by exercises and forfeitures of STAP awards.

Additional paid-in capital was $1,161.1 million at September 30, 2014, compared to $1,057.2 million at December 31, 2013. The $103.9 million increase in additional paid-in capital primarily consisted of the following components: (1) $62.6 million in proceeds from stock option exercises and related tax benefits; (2) $8.9 million from the reclassification of part of the equity component of our Convertible Notes (for further information, refer to Note 9—Debt—Convertible Notes Due 2016 to our consolidated financial statements included in this Quarterly Report on Form 10-Q); (3) $28.3 million of share-based compensation, recognized in connection with our Chief Executive Officer’s potential year-end stock option award; and (4) $3.3 million in proceeds from the issuance of approximately 45,660 shares of our common stock under our employee stock purchase plan.

The $403.2 million increase in treasury stock to $916.6 million at September 30, 2014, from $513.4 million at December 31, 2013, reflects the cost to repurchase approximately 4.2 million shares of our common stock during the nine months ended September 30, 2014.

Three Months Ended September 30, 2014 and 2013

Revenues

The following table sets forth the components of net revenues (dollars in thousands):

	Three Months Ended September 30,		Percentage
	2014	2013	Change
Cardiopulmonary products:
Remodulin	$142,877	$132,322	8.0%
Tyvaso	119,685	120,306	(0.5)%
Adcirca	51,247	47,378	8.2%
Orenitram	14,460	—	100.0%
Other	1,681	2,219	(24.2)%
Total net revenues	$329,950	$302,225	9.2%

The growth in product revenues for the three months ended September 30, 2014, compared to the same quarter in 2013, corresponded primarily to the continued increase in the number of patients being treated with our products and the commencement of Orenitram sales. For the three months ended September 30, 2014 and 2013, approximately 75 percent and 76 percent, respectively, of total net revenues were derived from our U.S.-based specialty pharmaceutical distributors.

The tables below include a reconciliation of the accounts associated with estimated rebates, prompt-pay discounts, sales allowances and distributor fees (in thousands):

	Three Months Ended September 30, 2014
	Rebates	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, July 1, 2014	$26,316	$3,018	$3,366	$739	$33,439
Provisions attributed to sales in:
Current period	32,197	7,331	430	2,224	42,182
Prior periods	902	—	—	(388)	514
Payments or credits attributed to sales in:
Current period	(1,122)	(4,567)	—	(426)	(6,115)
Prior periods	(30,946)	(3,011)	(234)	(1,495)	(35,686)
Balance, September 30, 2014	$27,347	$2,771	$3,562	$654	$34,334

	Three Months Ended September 30, 2013
	Rebates	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, July 1, 2013	$20,291	$2,649	$3,489	$2,405	$28,834
Provisions attributed to sales in:
Current period	20,472	6,465	386	1,865	29,188
Prior periods	1,840	—	(665)	—	1,175
Payments or credits attributed to sales in:
Current period	(1,815)	(3,865)	—	(244)	(5,924)
Prior periods	(19,818)	(2,641)	(78)	(1,830)	(24,367)
Balance, September 30, 2013	$20,970	$2,608	$3,132	$2,196	$28,906

Research and Development Expense

The table below summarizes research and development expense by major project and non-project component (dollars in thousands):

	Three Months Ended September 30,		Percentage
	2014	2013	Change
Project and non-project component:
Cardiopulmonary	$28,423	$28,777	(1.2)%
Share-based compensation expense	82,513	30,551	170.1%
Other	7,940	13,421	(40.8)%
Total research and development expense	$118,876	$72,749	63.4%

Share-based compensation. The increase in share-based compensation of $52.0 million for the three months ended September 30, 2014, compared to the same three-month period in 2013, was due to a 45 percent increase in our stock price to $128.65 at September 30, 2014, compared to a 20 percent increase in our stock price to $78.85 at September 30, 2013, notwithstanding a decrease in the number of personnel working on research and development projects, primarily as a result of the approval of Orenitram and the reclassification of support staff to selling, general and administrative expense.

Other.  The decrease in other research and development expenses of $5.5 million for the three months ended September 30, 2014 compared to the same three-month period in 2013, was primarily attributable to a $1.9 million decrease in expenditures for our development of ch14.18 and a $3.3 million decrease in research and development expenses not allocated to specific projects.

Selling, General and Administrative Expense

The table below summarizes selling, general and administrative expense by major category (dollars in thousands):

	Three Months Ended September 30,		Percentage
	2014	2013	Change
Category:
General and administrative	$53,781	$33,253	61.7%
Sales and marketing	19,719	18,101	8.9%
Share-based compensation expense	129,007	42,757	201.7%
Total selling, general and administrative expense	$202,507	$94,111	115.2%

General and administrative. The increase in general and administrative expense of $20.5 million for the three months ended September 30, 2014, compared to the same three-month period in 2013, resulted primarily from the following: (1) an $8.2 million increase in professional and consulting fees, primarily driven by an increase in legal fees in connection with ongoing patent litigation with and our response to a subpoena issued by the Office of Inspector General (OIG) of the Department of Health and Human Services relating to our marketing practices; (2) a $7.0 million increase in grants to non-affiliated, non-profit organizations that provide financial assistance to patients with PAH; and (3) a $1.5 million increase in salaries and related expenses due to the growth of our operations and the reclassification of certain staff from research and development to a general and administrative classification.

Share-based compensation. The increase in share-based compensation of $86.3 million for the three months ended September 30, 2014, compared to the same three-month period in 2013, was due to a 45 percent increase in our stock price to $128.65 at September 30, 2014, compared to a 20 percent increase of our stock price to $78.85 at September 30, 2013, and the reclassification of certain staff from research and development to selling, general and administrative.

Income Tax Expense

The provision for income tax expense is based on an estimated annual effective tax rate that is subject to adjustment in subsequent quarterly periods if components used to estimate the annual effective tax rate are updated or revised. Our estimated annual effective tax rates were 36 percent and 34 percent as of September 30, 2014 and 2013, respectively.  Our 2014 estimated annual effective tax rate increased as of September 30, 2014 primarily as the result of a reduction in the amount of business tax credits we expect to generate during 2014 compared to our estimate of business tax credits at September 30, 2013.

Nine Months Ended September 30, 2014 and 2013

Revenues

The following table sets forth the components of net revenues (dollars in thousands):

	Nine Months Ended September 30,		Percentage
	2014	2013	Change
Cardiopulmonary products:
Remodulin	$417,137	$371,314	12.3%
Tyvaso	347,997	324,409	7.3%
Adcirca	147,926	124,924	18.4%
Orenitram	21,092	—	100.0%
Other	8,004	7,320	9.3%
Total net revenues	$942,156	$827,967	13.8%

The growth in product revenues for the nine months ended September 30, 2014, compared to the same period in 2013, corresponded primarily to the continued increase in the number of patients being treated with our products and the commencement of Orenitram sales. For the nine months ended September 30, 2014 and 2013, approximately 75 percent and 77 percent, respectively, of total net revenues were derived from our U.S.-based specialty pharmaceutical distributors.

The tables below include a reconciliation of the accounts associated with estimated rebates, prompt-pay discounts, sales allowances and distributor fees (in thousands):

	Nine Months Ended September 30, 2014
	Rebates	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, January 1, 2014	$22,475	$2,500	$2,862	$1,092	$28,929
Provisions attributed to sales in:
Current period	84,503	19,390	1,197	5,438	110,528
Prior periods	6,716	—	220	278	7,214
Payments or credits attributed to sales in:
Current period	(57,697)	(16,806)	—	(4,626)	(79,129)
Prior periods	(28,650)	(2,313)	(717)	(1,528)	(33,208)
Balance, September 30, 2014	$27,347	$2,771	$3,562	$654	$34,334

	Nine Months Ended September 30, 2013
	Rebates	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, January 1, 2013	$15,207	$2,115	$3,350	$1,281	$21,953
Provisions attributed to sales in:
Current period	59,896	17,913	431	5,400	83,640
Prior periods	986	—	(506)	3	483
Payments or credits attributed to sales in:
Current period	(38,938)	(15,305)	—	(3,204)	(57,447)
Prior periods	(16,181)	(2,115)	(143)	(1,284)	(19,723)
Balance, September 30, 2013	$20,970	$2,608	$3,132	$2,196	$28,906

Research and Development Expense

The table below summarizes research and development expense by major project and non-project component (dollars in thousands):

	Nine Months Ended September 30,		Percentage
	2014	2013	Change
Project and non-project component:
Cardiopulmonary	$84,986	$83,895	1.3%
Share-based compensation (benefit) expense	56,985	58,285	(2.2)%
Other	29,096	35,616	(18.3)%
Total research and development expense	$171,067	$177,796	(3.8)%

Share-based compensation. The decrease in share-based compensation of $1.3 million for the nine months ended September 30, 2014, compared to the same nine-month period in 2013, was due to a decrease in the number of personnel working on research and development projects, primarily as a result of the approval of Orenitram and the reclassification of support staff to selling, general and administrative.

Other.  The decrease in other research and development expenses of $6.5 million for the nine months ended September 30, 2014 compared to the same nine-month period in 2013, was primarily attributable to a $1.0 million decrease in expenditures for our development of ch14.18 and a $4.7 million decrease in research and development expenses not allocated to specific projects.

Selling, General and Administrative Expense

The table below summarizes selling, general and administrative expense by major category (dollars in thousands):

	Nine Months Ended September 30,		Percentage
	2014	2013	Change
Category:
General and administrative	$144,819	$102,123	41.8%
Sales and marketing	60,688	52,833	14.9%
Share-based compensation (benefit) expense	95,246	81,876	16.3%
Total selling, general and administrative expense	$300,753	$236,832	27.0%

General and administrative. The increase in general and administrative expense of $42.7 million for the nine months ended September 30, 2014, compared to the same nine-month period in 2013, resulted primarily from the following: (1) a $20.4 million increase in professional and consulting fees, principally driven by an increase in legal-related fees in connection with ongoing patent litigation and our response to a subpoena issued by the OIG relating to our marketing practices; (2) an $11.7 million increase in grants to non-affiliated, non-profit organizations that provide financial assistance to patients with PAH; and (3) a $5.8 million increase in salaries and related expenses due to the growth of our operations and the reclassification of certain staff from research and development classification.

Sales and marketing. The increase in sales and marketing expense of $7.9 million for the nine months ended September 30, 2014, compared to the same nine-month period in 2013, was primarily the result of a $3.5 million increase in expenses incurred with the commercial launch of Orenitram during the second quarter of 2014 and a $4.9 million increase in salaries and related expenses due to the growth of our sales operations.

Share-based compensation. The increase in share-based compensation of $13.4 million for the nine months ended September 30, 2014, compared to the same nine-month period in 2013, was due to a 14 percent increase in our stock price to $128.65 at September 30, 2014, compared to a 48 percent increase in our stock price to $78.85 at September 30, 2013, and the reclassification of certain staff from research and development to selling, general and administrative classification.  Despite the lower percentage increase in our stock price, the stock price at September 30, 2014 compared to September 30, 2013 yielded a higher change in the fair value of our outstanding STAP awards and performance-based stock options during the nine-month period ended September 30, 2014 compared to the same period in 2013.

Income Tax Expense

The provision for income tax expense is based on an estimated annual effective tax rate that is subject to adjustment in subsequent quarterly periods if components used to estimate the annual effective tax rate are revised. Our estimated annual effective tax rates were 36 percent and 34 percent as of September 30, 2014 and 2013, respectively.  Our 2014 estimated annual effective tax rate increased as of September 30, 2014 primarily due to a reduction in the amount of business tax credits we expect to generate during 2014 compared to our estimate of business tax credits at September 30, 2013.

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

Cash Flows

Operating Activities

Net cash provided by operating activities was $264.7 million for the nine-months ended September 30, 2014, compared to $320.8 million for the nine months ended September 30, 2013.  The $56.2 million decrease in cash provided from operating activities was primarily due to an $115.1 million increase in payments reducing our other liabilities as a result of a $66.7 million increase in STAP award exercises and a $58.1 million increase in estimated tax payments. This increase in the use of cash was partially offset by a $19.3 million increase in net income, a $20.6 million increase in our non-cash provision for income taxes, as a result of the increase in net income before income taxes, and a $15.1 million increase in our non-cash share-based compensation, due to the 14 percent increase in our stock price to $128.65 at September 30, 2014, compared to a 48 percent increase in our stock price to $78.85 at September 30, 2013.  Despite the lower percentage increase in our stock price, the stock price at September 30, 2014 compared to September 30, 2013 yielded a higher change in the fair value of our outstanding STAP awards and performance based stock options during the nine-month period ended September 30, 2014, compared to the same period in 2013.

Investing Activities

Net cash provided by investing activities was $286.5 million for the nine months ended September 30, 2014, compared to $138.6 million net cash used in investing activities for the nine months ended September 30, 2013. The $425.1 million increase reflects $376.7 million of cash provided from the net maturities of held-to-maturity investments during the nine months ended September 30, 2014, compared to $89.4 million in net purchases of held-to-maturity investments during the same period in 2013.  Due to the funding requirements for our ongoing share repurchase program and the pending settlement of $101.3 million of converting Convertible Notes, we have not been reinvesting the proceeds from our maturing investments.  This increase in cash from maturing investments was partially offset by a $29.7 million increase in capital expenditures relating primarily to the completion of facilities used in our lung transplantation programs.

Financing Activities

Net cash used in financing activities was $337.3 million for the nine months ended September 30, 2014, compared to $14.0 million for the nine months ended September 30, 2013.  The $323.3 million increase reflects an increase of $360.7 million in repurchases of our common stock, offset by a $36.9 million increase in proceeds and tax benefits from the exercise of stock options during the nine months ended September 30, 2014, compared to the same nine-month period in 2013.

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

The closing price of our common stock exceeded 130 percent of the conversion price of the Convertible Notes for more than 20 trading days during the 30 consecutive trading day period ended September 30, 2014. Consequently, the Convertible Notes are convertible at the election of their holders. As this conversion right is not within our control, the Convertible Notes are classified as a current liability on our consolidated balance sheet at September 30, 2014. We are required to calculate this contingent conversion value at the end of each quarterly reporting period. Therefore, the convertibility and classification of our Convertible Notes may change depending on the price of our common stock.

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

During the three-month period ended September 30, 2014, we received conversion requests representing $101.3 million in principal value of the Convertible Notes.  These conversion requests will be settled in October 2014.  Based on the current price of our common stock, we expect that the full $101.3 million of principal will be paid in cash to the converting note holders.  In addition, we expect to issue shares of our common stock to the converting note holders, and expect to receive an equivalent number of shares of common stock under our convertible note hedge with Deutsche Bank AG London.

Mortgage Financing

In December 2010, we entered into a Credit Agreement with Wells Fargo Bank, National Association (Wells Fargo) and Bank of America, N.A., pursuant to which we obtained a $70.0 million mortgage loan (the 2010 Credit Agreement). The 2010 Credit Agreement matures in December 2014, at which time the current principal balance of $66.5 million will become due. The 2010 Credit Agreement is secured by certain of our facilities in Research Triangle Park, North Carolina and Silver Spring, Maryland. The outstanding debt bears a floating rate of interest per annum based on the one-month LIBOR, plus a credit spread of 3.75 percent, or approximately 3.90 percent as of September 30, 2014. Alternatively, we have the option to change the rate of interest charged on the loan to 2.75 percent plus the greater of: (1) Wells Fargo’s prime rate, (2) the federal funds effective rate plus 0.05 percent, or (3) LIBOR plus 1.0 percent.  We can prepay the loan balance without being subject to a prepayment premium or penalty. The 2010 Credit Agreement contains financial covenants, and as of September 30, 2014, we were in compliance with these covenants. We currently have sufficient cash and cash equivalents, borrowing capacity and, if needed, marketable investments, to fund the payment due at maturity of the 2010 Credit Agreement.

Line of Credit

In September 2013, we entered into a Credit Agreement with Wells Fargo providing for a $75.0 million revolving loan facility, which may be increased by up to an additional $75.0 million provided certain conditions are met (the 2013 Credit Agreement). In July 2014, we amended the Credit Agreement solely to extend its maturity to September 2015.  We use this facility for general corporate purposes.  At our option, amounts borrowed under the 2013 Credit Agreement bear interest at either the one-month LIBOR plus a 0.50 percent margin, or a fluctuating base rate excluding any margin. In addition, we are subject to a monthly commitment fee at a rate of 0.06 percent per annum based on the average daily unused balance of the facility. Amounts borrowed under the 2013 Credit Agreement are secured by certain of our marketable investments.  As of September 30, 2014, we had no outstanding balance on the line of credit.

Share Tracking Awards Plans

STAP awards entitle participants to receive an amount of cash equal to the appreciation in our common stock, which is measured as the increase in the closing price of our common stock between the dates of grant and exercise. Depending on the future price movements of our common stock, cash requirements associated with the exercise of these awards could be significant. We incorporate anticipated cash requirements under the STAP into our operating budgets, but actual cash requirements could exceed our expectations. From time to time, our Board of Directors may authorize increases in the number of awards available for grant. In January 2014, our Board of Directors increased the number of awards authorized for grant under the STAP by 3 million.

Share Repurchases

From time to time, our Board of Directors may authorize plans to repurchase our common stock. In June 2014, our Board of Directors authorized the repurchase of up to $500.0 million of our common stock. This program became effective on August 1, 2014, and will remain open for up to one year.  During the three-month period ended September 30, 2014, we acquired approximately 274,200 shares of our common stock at an aggregate cost of $25.6 million under this program.

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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction-specific and industry-specific revenue recognition guidance under current GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016. Early application is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Presently, we are assessing what effect the adoption of ASU 2014-09 will have on our consolidated financial statements and accompanying notes.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2014, we have invested $476.1 million in debt securities issued by corporations and federally-sponsored agencies. The market value of these investments varies inversely with changes in current market interest rates. In general, as interest rates increase, the market value of these debt securities would be expected to decrease. Conversely, as interest rates decrease, the market value of these debt securities would be expected to increase. To address market risk, we invest in debt securities that mature within three years and hold these investments to maturity so that they can be redeemed at their stated or face value. At September 30, 2014, our investments had a weighted average stated interest rate of approximately 0.50 percent and a weighted average maturity of approximately 1.0 year. Many of our investments are callable prior to maturity.

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

Item 4.    CONTROLS AND PROCEDURES

Based on their evaluation, as of September 30, 2014, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, summarized, processed and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Department of Health and Human Services Subpoena

In December 2013, we received a subpoena from the Office of the Inspector General (OIG) of the Department of Health and Human Services in connection with a civil investigation by the United States Department of Justice, principally represented by the United States Attorney’s Office for the District of Maryland. The subpoena requests documents regarding Remodulin, Tyvaso and Adcirca, including our marketing practices relating to these products. We are cooperating with the investigation. We are not aware that a claim, litigation or assessment has been asserted in connection with the subpoena. However, we cannot predict what actions, if any, may be taken by the OIG, the Department of Justice, other governmental entities, or any third parties in connection with such investigation.

Sandoz Inc.

In February 2012, we received a Paragraph IV certification letter (the Original Notice Letter) from Sandoz Inc. (Sandoz) advising that Sandoz had submitted an abbreviated new drug application (ANDA) to the FDA requesting approval to market a generic version of the 10 mg/mL strength of Remodulin.  In December 2012, we received notice (the Second Notice Letter) that Sandoz had amended its previously filed ANDA to request additional approval to market generic versions of the 1 mg/mL, 2.5 mg/mL, and 5 mg/mL strengths of Remodulin. In the Original Notice Letter and the Second Notice Letter, Sandoz stated that it intends to market a generic version of Remodulin before the expiration of the following patents relating to Remodulin: U.S. Patent No. 5,153,222, which expires in October 2014; U.S. Patent No. 6,765,117, which expires in October 2017; and U.S. Patent No. 7,999,007, which expires in March 2029.  Each of these patents is listed in the Orange Book.

We responded to the Original Notice Letter by filing a lawsuit in March 2012 against Sandoz in the U.S. District Court for the District of New Jersey alleging patent infringement.  We responded to the Second Notice Letter by filing an additional lawsuit in January 2013 for patent infringement in the U.S. District Court for the District of New Jersey.  Sandoz filed counterclaims in each action alleging that the patents at issue in the litigation are invalid or will not be infringed by the commercial manufacture, use or sale of the proposed product described in Sandoz’s ANDA submission.  Shortly before trial, Sandoz withdrew its request to market a generic version of Remodulin before the expiration of U.S. Patent No. 5,153,222, but maintained its request to market a generic version of Remodulin before the expiration of the other two patents.  The trial for both lawsuits, limited to U.S. Patent Nos. 6,765,117 and 7,999,007, occurred in May and June 2014 and we received the Court’s decision in August 2014.  In that decision, with respect to U.S. Patent No. 6,765,117 the Court both ruled that the patent is valid and enforceable against Sandoz, Inc., and enjoined Sandoz from marketing its generic product until the expiration of that patent in October 2017.  With respect to U.S. Patent No. 7,999,007, the Court ruled that the patent is valid, but would not be infringed by Sandoz’ generic product.

Sandoz has appealed the ruling that U.S. Patent No. 6,765,117 is valid and would be infringed, and that U.S. Patent No. 7,999,007 is valid.  We have filed a cross-appeal challenging the Court’s ruling that U.S. Patent No. 7,999,007 would not be infringed by Sandoz’s generic version of Remodulin.

In July 2014, we received an additional Paragraph IV certification letter (Third Notice Letter) from Sandoz, seeking permission to market and sell its generic version of Remodulin before the expiration of U.S. Patent No. 8,497,393, which expires in December 2028 and is also listed in the Orange Book.  We responded to Sandoz’s Third Notice Letter by filing a lawsuit in September 2014 in the U.S. District Court for the District of New Jersey for patent infringement with respect to U.S. Patent No. 8,497,393.

We intend to vigorously enforce our intellectual property rights relating to Remodulin.

Teva Pharmaceuticals USA, Inc.

On July 21, 2014, we received a Paragraph IV certification letter (Teva’s Notice Letter) from Teva Pharmaceuticals USA, Inc. (Teva) advising that Teva had submitted an ANDA to the FDA requesting approval to market a generic version of Remodulin.

In Teva’s Notice Letter, Teva states that it intends to market a generic version of Remodulin before the expiration of U.S. Patent Nos. 6,765,117 and 8,497,393, both of which are also the subject of Paragraph IV certifications by Sandoz, discussed above. Teva’s Notice Letter states that the ANDA contains a Paragraph IV certification alleging that these patents are not valid, not enforceable and/or will not be infringed by the commercial manufacture, use or sale of the proposed product described in Teva’s ANDA submission.

We responded to Teva’s Notice Letter by filing a lawsuit in September 2014 against Teva in the U.S. District Court for the District of New Jersey alleging infringement of U.S. Patent Nos. 6,765,117, 7,999,007 and 8,497,393, as well as infringement of U.S. Patent Nos. 8,653,137 and 8,658,694, both of which expire in September 2028. Teva requested and obtained an extension of the deadline to file its answer to our complaint.

Under the Hatch-Waxman Act, the FDA is automatically precluded from approving Teva’s ANDA for up to 30 months from receipt of Teva’s Notice Letter or until the issuance of a District Court decision that is adverse to us, whichever occurs first. We intend to vigorously enforce our intellectual property rights relating to Remodulin.

Item 1A.  RISK FACTORS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934 (the Exchange Act) and the Private Securities Litigation Reform Act of 1995, which statements are based on our beliefs and expectations as to future outcomes. These statements include, among others, statements relating to the following:

•                  Expectations of revenues, expenses, profitability, and cash flows, including our expectation that Orenitram® (treprostinil) Extended Release Tablets (Orenitram) cost of product sales as a percentage of its net revenue will become comparable to our other commercial products;

•                  The sufficiency of current and future working capital to support operations;

•                  Our ability to obtain financing;

•                  Our expectations that we will pay the full principal balance due on the converting Convertible Notes upon settlement and that we have sufficient finances resources available to pay all amounts due;

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

•                  The expected likelihood and timing of regulatory submissions and approvals for drug candidates under development and the timing of related sales;

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

•                  The adequacy of our intellectual property protections and the validity and expiration dates of the patents we own or license;

•                  Our expectations regarding our ability to defend our intellectual property relating to Remodulin against generic and other challenges, including but not limited to our ongoing litigation with Sandoz Inc. (Sandoz) and Teva Pharmaceuticals USA, Inc. (Teva);

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

Sales of Remodulin, Tyvaso and Adcirca comprise substantially all of our revenues. A wide variety of events, many of which are described in other risk factors below, could cause sales of these products to decline. For instance, we would be unable to sell any of these products if their regulatory approvals were withdrawn. Any substantial change in the prescribing practices or dosing patterns of patients using Remodulin, Tyvaso or Adcirca due to combination or competing therapies, side effects, adverse events, deaths or any other reasons could decrease related revenues.  We also face potential generic competition. For example, during the fourth quarter of 2012, generic sildenafil became commercially available, which could negatively affect future demand for Adcirca. We are also defending our intellectual property related to Remodulin against generic challenges by Sandoz and Teva. In addition, we rely on third parties to produce, market, distribute and sell Remodulin, Tyvaso and Adcirca. The inability of any one of these third parties to perform these functions satisfactorily could result in a reduction in sales. In addition, any failure to effectively manage our internal production processes could result in an inability to meet patient demand. Because we are highly dependent on sales of Remodulin, Tyvaso and Adcirca, a reduction in sales of any one of these products could have a negative and material adverse impact on our operations.

If our products fail in clinical trials, we will be unable to obtain or maintain FDA and international regulatory approvals and will be unable to sell those products.

To obtain regulatory approvals from the FDA and international regulatory agencies such as the EMA, we must conduct clinical trials demonstrating that our products are safe and effective. In the past, several of our product candidates failed or were discontinued at various stages in the development process. Moreover, we may need to amend ongoing trials or the FDA and/or international regulatory agencies may require us to perform additional trials beyond those we planned. Such occurrences could result in significant delays and additional costs, and related clinical trials may be unsuccessful. Approval of a new drug application or biologics license application could be subject to delays if the FDA determines that it cannot review or approve the application as submitted. In such a case, the FDA would issue a refuse-to-file letter or a complete response letter outlining deficiencies in the submission, and the FDA may require substantial additional studies, testing or information in order to complete its review of the application. We may fail to address any of these deficiencies adequately and consequently would be unable to obtain FDA approval to market the product candidate.

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

We compete with well-established drug companies for, among other things, funding, licenses, expertise, personnel, clinical trial patients and investigators, consultants and third-party collaborators. We also compete with these companies for market share. Most of these competitors have substantially greater financial, marketing, manufacturing, sales, distribution and technical resources, and a larger number of approved products, than we do. These competitors also possess greater experience in areas critical to success such as research and development, clinical trials, sales and marketing and regulatory matters. There are several treatments that compete with our commercial therapies, as well as several other therapies under development, including late-stage investigational products that have recently completed or are undergoing phase III pivotal trials, such as Actelion’s selexipag drug candidate, which is an oral prostacyclin IP receptor agonist. For the treatment of PAH, we compete with a number of approved products in the United States and worldwide, including the following: Flolan®, Ventavis®, Ilomedin®, Tracleer®, Revatio®, Letairis®, Veletri®, Adempas®, Opsumit®, generic epoprostenol and generic sildenafil. Patients and doctors may perceive these competing products, or products developed in the future, as safer, more effective, more convenient and/or less expensive than our therapies. Alternatively, doctors may reduce the prescribed doses of our products if they prescribe them in combination with our competitors’ products. In addition, many competing PAH therapies are less invasive than Remodulin and the use of these products may delay or prevent initiation of Remodulin therapy. Any of these circumstances could negatively impact our operating results.

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

In the United States, the federal government and others are increasingly focused on analyzing the impact of various regulatory programs on the federal deficit, which could result in increased pressure on federal programs to reduce costs. In addition, financial pressures may cause the federal government or other third-party payers to seek cost containment more aggressively through mandatory discounts or rebates on our products, policies requiring the automatic substitution of generic products, more rigorous requirements for initial reimbursement approvals for new products or other similar measures. For example, there have been proposals to reduce reimbursement rates and/or adopt mandatory rebates under Medicare Part B, which covers Remodulin and Tyvaso. A reduction in the availability or extent of reimbursement from government health care programs could have a material adverse effect on our business and results of our operations.

In Europe, the success of our commercial products and future products depends largely on obtaining and maintaining government reimbursement at acceptable levels. In many European countries, patients are unlikely to use prescription drugs that are not reimbursed by their governments. Countries in Europe are under increasing pressure to reduce the cost of health care. Changes to current reimbursement policies may adversely affect our ability to sell our products or sell our products on a profitable basis. In many markets outside the United States, governments control the prices of prescription pharmaceuticals through the implementation of reference pricing, price cuts, rebates, revenue-related taxes and profit control. Furthermore, international governments expect prices of prescription pharmaceuticals to decline over the life of the product or as prescription volumes increase. In addition, in December 2011, we received marketing approval for the intravenous use of Remodulin in most of the countries that are members of the European Economic Area (EEA); however, we are in the process of obtaining approval of our risk management plan on a country-by-country basis, and must obtain pricing approval in each of these member countries before we can market Remodulin. Delays in obtaining these approvals, or failure to obtain satisfactory pricing approvals, could impact our future sales growth. Additionally, in granting pricing approval for the intravenous use of Remodulin, a member country may approve a lower reimbursement price for intravenous Remodulin than for subcutaneous Remodulin, or reduce the reimbursement price for both methods of administering Remodulin. Any regulatory action reducing the reimbursement rates for intravenous and subcutaneous Remodulin could have a material adverse effect on our revenues, results of operations and our business.

Our production strategy exposes us to significant risks.

We must be able to produce sufficient quantities of our commercial products to satisfy the growing demand for our products. We produce Remodulin, Tyvaso and Orenitram, including the active ingredient in each of these products, at our own facilities and rely on third parties for additional production capacity and to produce advance pharmaceutical ingredients.  We rely on Minnetronix, Inc. as the sole manufacturer of the Tyvaso Inhalation System, and on Eli Lilly and Company (Lilly) as the sole manufacturer of Adcirca.

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

In addition, our internal production process also subjects us to risks as we engage in increasingly complex production processes. For example, Remodulin, Tyvaso and ch14.18 must be formulated in a sterile environment, which is challenging to maintain on a commercial scale. In addition, ch14.18 is a monoclonal antibody. As with all biologic products, monoclonal antibodies are inherently more difficult to produce than our treprostinil-based products and involve increased risk of viral and other contaminants.  Finally, we have limited experience producing Orenitram on a commercial scale, and currently all Orenitram production is performed internally.  It could take substantial time to establish an FDA-approved contract manufacturer as a back-up supplier of Orenitram, or this process may not be successful at all.

Additional risks we face with our production strategy include the following:

•                  We and our third-party producers are subject to the FDA’s current good manufacturing practices and similar international regulatory standards. We are limited in our ability to exercise control over regulatory compliance by our third-party producers;

•                  As we expand our production operations to include new elements of the production process or new products, we may experience difficulty designing and implementing processes and procedures to ensure compliance with applicable regulations;

•                  Even if we and our third-party producers are in compliance with applicable domestic and international drug production regulations, the sterility and quality of the products being produced could be substandard and, therefore, such products would be unavailable for sale or use or subject to recalls;

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

We rely on Accredo Health Group, Inc. (Accredo) and CVS Health Corporation (CVS) to distribute and sell Remodulin, Tyvaso and Orenitram in the United States.  These distributors are also partially responsible for negotiating reimbursements from third-party payers for the cost of our therapies. From time-to-time, we increase the price of products sold to our U.S.-based and international distributors. Our price increases may not be fully reimbursed by third-party payers. If our distributors do not achieve acceptable profit margins on our products, they may reduce or discontinue the sale of our products. Furthermore, if our distributors devote fewer resources to sell our products or are unsuccessful in their sales efforts, our revenues may decline materially.  Outside the U.S. we are substantially reliant on our international distributors to maintain regulatory approvals for our products and to market and sell our products in compliance with applicable laws and regulations.

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

We rely heavily on third-party contract research organizations, contract laboratories, clinical investigative sites and other third-parties to conduct our clinical trials, preclinical studies and other research and development activities. In addition, the success of certain products we are developing will depend on clinical trials sponsored by third parties. Failure by any third party to conduct or assist us in conducting clinical trials in accordance with study protocols, quality controls and GCP, or other applicable U.S. or international requirements or to submit associated regulatory filings, could limit or prevent our ability to rely on results of those trials in seeking regulatory approvals.

We rely heavily on Medtronic for the success of our program to develop an implantable pump to deliver intravenous Remodulin. Medtronic has completed a clinical study in this regard, and is conducting other stability, compatibility and technical assessments of its implantable pump system. We rely on Medtronic to complete these assessments, to complete necessary regulatory filings and respond to FDA inquiries, and to maintain appropriate quality controls relating to the system.  As such, we can provide no assurances as to the timing or likelihood of the Remodulin implantable pump program’s success.

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

For example, in December 2013 we received a subpoena from the OIG in connection with a civil investigation by the United States Department of Justice, principally represented by the United States Attorney’s Office for the District of Maryland. The subpoena requests documents regarding Remodulin, Tyvaso and Adcirca, including our marketing practices relating to these products. We are cooperating with the investigation, which has and will continue to increase our legal expenses, and will require significant management time and attention.  We are not aware that a claim, litigation or assessment has been asserted in connection with the subpoena.  However, such subpoenas are often associated with previously filed qui tam actions brought under the federal and state false claims acts. Qui tam actions are lawsuits brought by private plaintiffs on behalf of the federal government, and often state governments, for alleged federal or state false claims act violations, with potential liability including mandatory treble damages and significant per-claim penalties, currently set at $5,500 to $11,000 per false claim.  We may currently be subject to investigation in connection with qui tam actions filed under seal.  We also cannot predict what actions, if any, may be taken against us or our employees by the OIG, the Department of Justice, other governmental entities, or any third parties in connection with such investigation, nor can we predict or determine the outcome of the government’s investigation or reasonably estimate the amount or range of amounts of fines, damages, restitutions or penalties that might result from a settlement or an adverse outcome. As a result of the investigation we may also be subject to exclusion of our products from reimbursement under the federal healthcare programs, debarment, or a corporate integrity agreement, and certain of our employees may also be subject to exclusion or debarment.  Any of these risks and uncertainties, including the conduct of the investigation itself, could adversely affect our revenues, results of operations, cash flows and financial condition.

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

The federal False Claims Act prohibits any person from knowingly presenting or causing to be presented a false claim or knowingly making or causing a false statement material to a false claim. Several pharmaceutical and health care companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the free product. Other companies have been prosecuted for causing false claims to be submitted because of these companies’ marketing of a product for unapproved and non-reimbursable uses. Potential liability under the federal False Claims Act includes mandatory treble damages and significant per-claim penalties, currently set at $5,500 to $11,000 per false claim. The majority of states also have statutes or regulations similar to the federal anti-kickback statute and False Claims Act, which apply to items and services reimbursed under Medicaid and other state programs; furthermore, in several states, these statutes and regulations apply regardless of the payer. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer’s product from reimbursement under government programs, debarment, criminal fines, and imprisonment.

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010  (PPACA), also imposed new reporting requirements for pharmaceutical, biologic and device manufacturers with regard to payments or other transfers of value made to physicians and teaching hospitals. In addition, pharmaceutical, biologic and device manufacturers, with certain exceptions, are required to report and disclose investment interests held by physicians and their immediate family members during the preceding calendar year. Failure to submit required information may result in civil monetary penalties of up to $150,000 per year (and up to $1.0 million per year for “knowing failures”) for all payments, transfers of value or ownership or investment interests not reported in an annual submission.

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

We continue to conduct research into new methods to synthesize treprostinil and have pending U.S. and international patent applications and patents relating to such methods. However, we cannot be sure that these additional patents will effectively deter or delay competitors’ efforts to bring new products to market, or that additional patent applications will result in new patents. Upon the expiration of any of our patents, competitors may develop generic versions of our products and may market those generic versions at a lower price to compete with our products. Competitors may also seek to design around our patents prior to their expiration in an effort to develop competing products that do not infringe our patents. Prior to the expiration of our patents, third parties may challenge the validity of our patents, through patent litigation, proceedings before the U.S. Patent and Trademark Office, or other means.

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

Both Sandoz and Teva have filed ANDAs seeking FDA approval to market generic versions of Remodulin. We have filed lawsuits against Sandoz and Teva in the U.S. District Court for the District of New Jersey alleging patent infringement.  For details on the status of these proceedings, please see Part I, Item 1.—Legal Proceedings, contained elsewhere in this Quarterly Report on Form 10-Q.

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

Third parties may allege that our patents are invalid, or that our products or services infringe their patents and other intellectual property rights, which could result in the payment of royalties. Payment of royalties would negatively affect our profits; furthermore, if we chose to contest these allegations, we could be subject to costly and time-consuming litigation or could lose the ability to continue to sell the related products.

Third parties may seek to invalidate or otherwise challenge our patents, through patent litigation and/or initiating proceedings before the U.S. Patent and Trademark Office. We may initiate litigation to enforce or defend our patents or intellectual property rights; however, litigation can be time consuming, distracting to our operations, costly and may conclude unfavorably for us. In addition, the outcome of patent infringement litigation often is difficult to predict. If we are unsuccessful with respect to any future legal action in the defense of our patents and our patents are invalidated or determined to be unenforceable, our business could be negatively impacted. Even if our patents are determined to be valid or enforceable, it is possible that a competitor could circumvent our patents by effectively designing around the claims of our patents. Accordingly, our patents may not provide us with any competitive advantage.

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

If a third party commences legal action against us for infringement, or institutes proceedings challenging the validity of our patents, we could be compelled to incur significant costs to defend the action and our management’s attention could be diverted, whether or not the action were to have any merit. We cannot be certain that we could prevail in the action, and an adverse judgment or settlement resulting from the action could require us to pay substantial amounts in damages for infringement or substantial amounts to obtain a license to continue to use the intellectual property that is the subject of the infringement claim.

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

The price of common stock can be highly volatile within the pharmaceutical and biotechnology sector. Consequently, there can be significant price and volume fluctuations in the market that may not relate to operating performance. The following table sets forth the high and low closing prices of our common stock for the periods indicated:

	High	Low
January 1, 2014—September 30, 2014	$136.16	$86.14
January 1, 2013—December 31, 2013	$114.51	$51.64
January 1, 2012—December 31, 2012	$58.91	$40.42

The price of our common stock could decline sharply due to the following factors, among others:

•                  Failure to meet estimates or expectations of securities analysts or our investors;

•      Quarterly and annual financial results;

•      Timing and results of our clinical trials;

•                  Announcements by us or others regarding generic or other challenges to the intellectual property relating to our products, including the ANDAs filed by Sandoz and Teva relating to certain of our Remodulin patents and to our pending lawsuits defending our patent rights;

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit) (1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (2)
Beginning repurchase authority				$500,000,000
July 1, 2014 - July 31, 2014	—	$—	—	500,000,000
August 1, 2014 - August 31, 2014	274,236	93.34	274,236	474,403,291
September 1 - September 30, 2014	—	—	—	474,403,291
Total	274,236	$93.34	274,236	$474,403,291

(1)         Average price paid per share calculated at settlement, including commission.

(2)         In June 2014, our Board of Directors authorized a share repurchase program for up to $500 million in aggregate repurchases, which became effective August 1, 2014 and will remain open for up to one year.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

Item 6.  EXHIBITS

Exhibits filed as a part of this Form 10-Q are listed on the Exhibit Index, which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED THERAPEUTICS CORPORATION

October 28, 2014	/s/ MARTINE A. ROTHBLATT
	By:	Martine A. Rothblatt, Ph.D.
	Title:	Chairman and Chief Executive Officer

/s/ JOHN M. FERRARI
	By:	John M. Ferrari
	Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-76409).

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

101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on October 28, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) the Consolidated Statements of Operations for the three- and nine-month periods ended September 30, 2014 and 2013, (iii) the Consolidated Statements of Comprehensive Income for the three- and nine-month periods ended September 30, 2014 and 2013, (iv) the Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2014 and 2013, and (v) the Notes to Consolidated Financial Statements.