Form 10-Q
period 2015-03-31
UNITED THERAPEUTICS Corp
filed 2015-04-28
CIK 1082554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2015

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

The number of shares outstanding of the issuer’s common stock, par value $.01 per share, as of April 21, 2015 was 46,260,939.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

UNITED THERAPEUTICS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$426,509	$397,697
Marketable investments	230,356	297,842
Accounts receivable, net of allowance of none for 2015 and 2014	156,153	162,287
Inventories, net	72,465	66,927
Other current assets	108,608	49,444
Total current assets	994,091	974,197
Marketable investments	116,493	122,658
Goodwill and other intangibles, net	29,135	29,465
Property, plant and equipment, net	474,680	478,421
Deferred tax assets, net	182,716	181,721
Other assets	97,499	97,948
Total assets	$1,894,614	$1,884,410

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$90,130	$85,382
Convertible notes	115,222	126,414
Share tracking awards plan	392,432	282,101
Other current liabilities	48,964	10,413
Total current liabilities	646,748	504,310
Other liabilities	135,812	114,526
Total liabilities	782,560	618,836
Commitments and contingencies:
Temporary equity	20,431	23,218
Stockholders’ equity:
Preferred stock, par value $.01, 10,000,000 shares authorized, no shares issued	—	—
Series A junior participating preferred stock, par value $.01, 100,000 shares authorized, no shares issued	—	—
Common stock, par value $.01, 245,000,000 shares authorized, 66,453,471 and 65,988,561 shares issued, and 46,370,058 and 47,107,709 shares outstanding at March 31, 2015 and December 31, 2014, respectively	665	660
Additional paid-in capital	1,426,998	1,376,141
Accumulated other comprehensive loss	(21,643)	(16,734)
Treasury stock, 20,083,413 and 18,880,852 shares at March 31, 2015 and December 31, 2014, respectively	(1,365,870)	(1,185,825)
Retained earnings	1,051,473	1,068,114
Total stockholders’ equity	1,091,623	1,242,356
Total liabilities and stockholders’ equity	$1,894,614	$1,884,410

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended March 31,
	2015	2014
	(Unaudited)
Revenues:
Net product sales	$325,917	$284,553
Other	1,587	4,850
Total revenues	327,504	289,403
Operating expenses:
Research and development	110,212	12,448
Selling, general and administrative	211,340	30,215
Cost of product sales	20,778	30,600
Total operating expenses	342,330	73,263
Operating (loss) income	(14,826)	216,140
Other (expense) income:
Interest expense	(2,059)	(4,610)
Other, net	93	1,686
Total other expense, net	(1,966)	(2,924)
(Loss) income before income taxes	(16,792)	213,216
Income tax benefit (expense)	151	(75,692)
Net (loss) income	$(16,641)	$137,524
Net (loss) income per common share:
Basic	$(0.36)	$2.73
Diluted	$(0.36)	$2.43
Weighted average number of common shares outstanding:
Basic	46,707	50,402
Diluted	46,707	56,657

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

	Three Months Ended March 31,
	2015	2014
	(Unaudited)
Net (loss) income	$(16,641)	$137,524
Other comprehensive loss:
Foreign currency translation loss	(3,117)	(477)
Defined benefit pension plan:
Prior service cost arising during period, net of tax	—	(2,415)
Actuarial (loss) gain arising during period, net of tax	(2,110)	221
Less: amortization of actuarial loss and prior service cost included in net periodic pension cost, net of tax	333	226
Total defined benefit pension plan, net	(1,777)	(1,968)
Unrealized loss on available-for-sale securities, net of tax	(15)	(13)
Other comprehensive loss, net of tax	(4,909)	(2,458)
Comprehensive (loss) income	$(21,550)	$135,066

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2015	2014
	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(16,641)	$137,524
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	8,330	7,565
Share-based compensation expense (benefit)	234,530	(60,723)
Amortization of debt discount and debt issue costs	2,005	3,265
Amortization of discount or premium on investments	994	1,604
Other	(1,843)	658
Excess tax benefits from share-based compensation	(8,725)	(5,606)
Changes in operating assets and liabilities:
Accounts receivable	6,134	(5,913)
Inventories	(1,371)	(4,799)
Accounts payable and accrued expenses	4,747	11,724
Other assets and liabilities	(119,209)	25,298
Net cash provided by operating activities	108,951	110,597

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,980)	(18,676)
Purchases of held-to-maturity investments	(24,262)	(110,070)
Maturities of held-to-maturity investments	96,697	235,125
Net cash provided by investing activities	68,455	106,379

Cash flows from financing activities:
Principal payments of debt	(13,975)	—
Payments to repurchase common stock	(152,286)	(97,633)
Proceeds from the exercise of stock options	10,132	8,376
Issuance of stock under employee stock purchase plan	1,927	1,734
Excess tax benefits from share-based compensation	8,725	5,606
Net cash used in financing activities	(145,477)	(81,917)

Effect of exchange rate changes on cash and cash equivalents	(3,117)	(154)
Net increase in cash and cash equivalents	28,812	134,905
Cash and cash equivalents, beginning of period	397,697	278,889
Cash and cash equivalents, end of period	$426,509	$413,794

Supplemental schedule of cash flow information:
Cash paid for interest	$682	$1,971
Cash paid for income taxes	$16,173	$66,803
Non-cash investing activities and financing activities:
Non-cash additions to property, plant and equipment	$355	$6,907
Issuance of common stock upon conversion of convertible notes	$27,759	$—

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(UNAUDITED)

1. Organization and Business Description

United Therapeutics Corporation is a biotechnology company focused on the development and commercialization of innovative products to address the unmet medical needs of patients with chronic and life-threatening conditions. As used in these notes to the consolidated financial statements, unless the context otherwise requires, the terms “we”, “us”, “our”, and similar terms refer to United Therapeutics Corporation and its consolidated subsidiaries.

We have approval from the United States Food and Drug Administration (FDA) to market the following therapies: Remodulin® (treprostinil) Injection (Remodulin), Tyvaso® (treprostinil) Inhalation Solution (Tyvaso), Adcirca® (tadalafil) Tablets (Adcirca), Orenitram® (treprostinil) Extended-Release Tablets (Orenitram) and UnituxinTM (dinutuximab) Injection (formerly called ch14.18) (Unituxin). Remodulin has also been approved for distribution in various countries outside the United States. We commenced commercial sales of Orenitram during the second quarter of 2014. We expect to commence sales of Unituxin during the second half of 2015.

2. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all of the information required by United States generally accepted accounting principles (GAAP) for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on February 24, 2015.

In our management’s opinion, the accompanying consolidated financial statements contain all adjustments, including normal, recurring adjustments, necessary to fairly present our financial position as of March 31, 2015, statements of operations, comprehensive (loss) income and cash flows for the three-month periods ended March 31, 2015 and March 31, 2014. Interim results are not necessarily indicative of results for an entire year. In the operating section of our statement of cash flows, we reclassified the prior period amount within “current and deferred income tax expense” to “other assets and liabilities” to conform with the current year presentation.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09). ASU 2014-09 will eliminate transaction-specific and industry-specific revenue recognition guidance under current GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. ASU 2014-09 allows for either full retrospective or modified retrospective adoption. We are evaluating the transition method we will elect and the effects of the adoption of this ASU on our financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 requires retrospective adoption and will be effective for us beginning in our first quarter of 2016. Early adoption is permitted. We do not expect the adoption of ASU 2015-03 to have a material impact on our financial statements.

3. Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market (current replacement cost) and consist of the following, net of reserves (in thousands):

	March 31, 2015	December 31, 2014
Raw materials	$20,369	$21,317
Work-in-progress	21,952	15,994
Finished goods	30,144	29,616
Total inventories	$72,465	$66,927

4. Fair Value Measurements

We account for certain assets and liabilities at fair value and rank these assets within a fair value hierarchy (Level 1, Level 2 or Level 3).  Our other current assets and our current liabilities have fair values that approximate their carrying values.  Assets and liabilities subject to fair value measurements are as follows (in thousands):

	As of March 31, 2015
	Level 1	Level 2	Level 3	Balance
Assets
Money market funds(1)	$341,677	$—	$—	$341,677
Federally-sponsored and corporate debt securities(2)	—	347,352	—	347,352
Total assets	$341,677	$347,352	$—	$689,029
Liabilities
Convertible notes due 2016(3)	$437,912	$—	$—	$437,912
Contingent consideration(4)	—	—	11,309	11,309
Total liabilities	$437,912	$—	$11,309	$449,221

	As of December 31, 2014
	Level 1	Level 2	Level 3	Balance
Assets
Money market funds(1)	$298,416	$—	$—	$298,416
Federally-sponsored and corporate debt securities(2)	—	420,731	—	420,731
Total assets	$298,416	$420,731	$—	$719,147
Liabilities
Convertible notes due 2016(3)	$388,153	$—	$—	$388,153
Contingent consideration(4)	—	—	11,502	11,502
Total liabilities	$388,153	$—	$11,502	$399,655

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

(3)         Included in convertible notes on the accompanying consolidated balance sheets. The fair value of our Convertible Notes is estimated using Level 1 observable inputs since our Convertible Notes are trading with sufficient frequency such that we believe related pricing can be used as the primary basis for measuring their fair value. As of March 31, 2015 and December 31, 2014, the fair value of the Convertible Notes was substantially higher than their book value. This was primarily due to the excess conversion value of the notes compared to the notes’ par value, and the fact that any such excess would be paid in shares of our common stock.

(4)         Included in other liabilities on the accompanying consolidated balance sheets. The fair value of contingent consideration has been estimated using probability weighted discounted cash flow models (DCF). The DCFs incorporate Level 3 inputs including estimated discount rates that we believe market participants would consider relevant in pricing and the projected timing and amount of cash flows, which are estimated and developed, in part, based on the requirements specific to each acquisition agreement. We analyze and evaluate these fair value measurements quarterly to determine whether valuation inputs continue to be relevant and appropriate or whether current period developments warrant adjustments to valuation inputs and related measurements. Any increases or decreases in discount rates would have an inverse impact on the corresponding fair value, while increases or decreases in expected cash flows would result in corresponding increases or decreases in fair value. As of both March 31, 2015 and December 31, 2014, the cost of debt and weighted average cost of capital used to discount projected cash flows relating to our contingent consideration ranged from 6.1 percent to 15.5 percent, respectively.

A reconciliation of the beginning and ending balances of Level 3 liabilities for the three-month period ended March 31, 2015 is presented below (in thousands):

Contingent Consideration
Balance, January 1, 2015—Asset (Liability)	$(11,502)
Transfers into Level 3	—
Transfers out of Level 3	—
Total gains/(losses) realized/unrealized:
Included in earnings	—
Included in other comprehensive income	193
Purchases	—
Sales	—
Issuances	—
Settlements	—
Balance March 31, 2015—Asset (Liability)	$(11,309)
Amount of total gains/(losses) for the three-month period ended March 31, 2015 included in earnings that are attributable to the change in unrealized gains or losses related to outstanding liabilities	$—

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value because of their short maturities. The fair values of our marketable investments and our Convertible Notes are reported above within the fair value hierarchy. Refer to Note 9—Debt.

5. Investments

Marketable Investments

Held-to-Maturity Investments

Marketable investments classified as held-to-maturity consist of the following (in thousands):

As of March 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government-sponsored enterprises	$112,319	$83	$(1)	$112,401
Corporate notes and bonds	234,530	428	(7)	234,951
Total	$346,849	$511	$(8)	$347,352
Reported under the following captions on the consolidated balance sheet:
Current marketable investments	$230,356
Noncurrent marketable investments	116,493
	$346,849

As of December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government-sponsored enterprises	$127,212	$118	$(39)	$127,291
Corporate notes and bonds	293,288	260	(108)	293,440
Total	$420,500	$378	$(147)	$420,731
Reported under the following captions on the consolidated balance sheet:
Current marketable investments	$297,842
Noncurrent marketable investments	122,658
	$420,500

The following table summarizes gross unrealized losses and the length of time marketable investments have been in a continuous unrealized loss position (in thousands):

	As of March 31, 2015		As of December 31, 2014
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Government-sponsored enterprises:
Continuous unrealized loss position less than one year	$5,404	$(1)	$15,293	$(39)
Continuous unrealized loss position greater than one year	—	—	—	—
	5,404	(1)	15,293	(39)
Corporate notes and bonds:
Continuous unrealized loss position less than one year	15,998	(4)	86,824	(97)
Continuous unrealized loss position greater than one year	3,249	(3)	3,443	(11)
	19,247	(7)	90,267	(108)
Total	$24,651	$(8)	$105,560	$(147)

We attribute gross unrealized losses pertaining to our held-to-maturity securities as of March 31, 2015 and December 31, 2014 to the variability in related market interest rates. We do not intend to sell these securities, nor is it more likely than not that we will be required to sell them prior to the end of their contractual terms. Furthermore, we do not believe that these securities expose us to undue market risk or counterparty credit risk. As such, we do not consider these securities to be other than temporarily impaired.

The following table summarizes the contractual maturities of held-to-maturity marketable investments (in thousands):

	March 31, 2015
	Amortized Cost	Fair Value
Due in less than one year	$230,356	$230,554
Due in one to two years	116,493	116,798
Due in three to five years	—	—
Due after five years	—	—
Total	$346,849	$347,352

Investments Held at Cost

As of March 31, 2015, we maintain in the aggregate, non-controlling equity investments of $83.0 million in privately-held corporations, including a $50.0 million investment in the preferred stock of Synthetic Genomics Inc. (SGI), which we purchased in May 2014. We account for these investments under the cost method since we do not have the ability to exercise significant influence over these companies and their fair values are not readily determinable. The fair value of these investments has not been estimated at March 31, 2015, as we have not identified any events or developments indicating that their carrying amounts may be impaired. We include these investments within other assets on our accompanying consolidated balance sheets.

6. Goodwill and Other Intangible Assets

Goodwill and other intangible assets comprise the following (in thousands):

	As of March 31, 2015			As of December 31, 2014
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill	$10,264	$—	$10,264	$10,264	$—	$10,264
Other intangible assets:
Technology, patents and trade names	6,494	(4,307)	2,187	6,494	(4,100)	2,394
In-process, research and development	15,500	—	15,500	15,500	—	15,500
Customer relationships and non-compete agreements	4,369	(3,185)	1,184	4,369	(3,062)	1,307
Contract-based	1,270	(1,270)	—	1,270	(1,270)	—
Total	$37,897	$(8,762)	$29,135	$37,897	$(8,432)	$29,465

7. Supplemental Executive Retirement Plan

We maintain the United Therapeutics Corporation Supplemental Executive Retirement Plan (SERP) to provide retirement benefits to certain senior members of our management team. To help fund our expected obligations under the SERP, we maintain the United Therapeutics Corporation Supplemental Executive Retirement Plan Rabbi Trust Document (Rabbi Trust). The balance in the Rabbi Trust was $5.1 million as of March 31, 2015 and December 31, 2014 and is included under “Cash and cash equivalents” on our consolidated balance sheets. The Rabbi Trust is irrevocable and SERP participants have no preferred claim on, nor any beneficial ownership interest in, any assets of the Rabbi Trust.

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

The aggregate STAP liability balance was $460.3 million and $322.7 million at March 31, 2015 and December 31, 2014, respectively, of which $67.9 million and $40.6 million, respectively, have been classified as non-current liabilities under the caption “other liabilities” on our consolidated balance sheets based on their vesting terms.

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

The table below includes the assumptions used to measure the fair value of STAP awards:

	March 31, 2015	March 31, 2014
Expected volatility	34.2%	32.9%
Risk-free interest rate	1.1%	1.4%
Expected term of awards (in years)	4.4	4.1
Expected forfeiture rate	9.5%	9.9%
Expected dividend yield	0.0%	0.0%

A summary of the activity and status of STAP awards is presented below:

	Number of Awards	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at January 1, 2015	7,716,424	$62.59
Granted	1,644,388	159.51
Exercised	(1,004,188)	56.41
Forfeited	(37,956)	88.30
Outstanding at March 31, 2015	8,318,668	$82.38	7.8	$749,197
Exercisable at March 31, 2015	3,198,513	$62.43	6.6	$351,883
Expected to vest at March 31, 2015	4,624,500	$95.20	8.7	$357,208

The weighted average grant-date fair value of STAP awards granted during the three-month periods ended March 31, 2015 and March 31, 2014 was $58.43 and $33.96, respectively.

Share-based compensation expense (benefit) recognized in connection with the STAP is as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Research and development	$74,909	$(26,674)
Selling, general and administrative	149,715	(31,972)
Cost of product sales	9,595	(2,309)
Share-based compensation expense (benefit) before taxes	234,219	(60,955)
Related income tax (expense) benefit	(89,237)	21,334
Share-based compensation expense (benefit), net of taxes	$144,982	$(39,621)
Share-based compensation expense (benefit) capitalized as part of inventory	$2,315	$(265)

Cash paid to settle STAP awards exercised during the three-month periods ended March 31, 2015 and March 31, 2014 was $98.5 million and $20.5 million, respectively.

9. Debt

Line of Credit

In September 2013, we entered into a credit agreement with Wells Fargo Bank, National Association (Wells Fargo) providing us a $75.0 million revolving loan facility, which may be increased by up to an additional $75.0 million provided certain conditions are met. At our option, amounts borrowed under this credit agreement bear interest at either the one-month LIBOR rate plus a 0.50 percent margin, or a fluctuating base rate excluding any margin. In addition, we are subject to a monthly commitment fee of 0.06 percent per annum on the average daily unused balance of the facility. In July 2014, we extended the term of this credit agreement to September 30, 2015. Amounts borrowed under the credit agreement are secured by certain of our marketable investments. As of March 31, 2015, we had no outstanding balance on the facility. This credit agreement does not contain any financial covenants.

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

At March 31, 2015, the aggregate conversion value of the Convertible Notes exceeded their par value by $326.4 million using a conversion price of $172.44, the closing price of our common stock on March 31, 2015.

During the three-month period ended March 31, 2015, we settled conversion requests representing $14.0 million in principal value of our Convertible Notes. We paid $14.0 million in principal and issued 193,000 shares of our common stock during the settlement process. We received 193,000 shares of our common stock under our note hedge from Deutsche Bank AG London (DB London) which we placed into our treasury stock account. We recognized a $513,000 extinguishment loss with the settlement of these conversions. As of March 31, 2015, there are 2.6 million underlying shares representing the aggregate consideration upon future conversions on the outstanding Convertible Notes.

During March 2015, we received conversion requests representing $89.4 million in principal value of our Convertible Notes. These conversion requests will be settled in the second quarter of 2015. Based on our stock price as of March 31, 2015, we expect that the full $89.4 million of principal will be paid in cash to the converting note holders, and that we will be required to issue shares of our common stock. We expect to receive an equal number of shares of our common stock under our note hedge with DB London and to recognize an estimated $2.9 million extinguishment loss upon settlement of these conversions.

Interest expense incurred in connection with our Convertible Notes consisted of the following (in thousands):

	Three Months Ended March 31,
	2015	2014
Contractual coupon rate of interest	$244	$625
Discount amortization	1,598	2,894
Interest expense—convertible notes	$1,842	$3,519

Components comprising the carrying value of the Convertible Notes include the following (in thousands):

	March 31, 2015	December 31, 2014
Principal balance	$124,771	$138,750
Discount, net of accumulated amortization of $19,364 and $19,819	(9,549)	(12,336)
Carrying amount	$115,222	$126,414

10. Temporary Equity

Temporary equity includes securities that: (1) have redemption features that are outside our control; (2) are not classified as an asset or liability; (3) are excluded from permanent stockholders’ equity; and (4) are not mandatorily redeemable. Amounts included in temporary equity relate to securities that are redeemable at a fixed or determinable price.

Components comprising the carrying value of temporary equity include the following (in thousands):

	March 31, 2015	December 31, 2014
Reclassification of Equity Component(1)	$9,549	$12,336
Common stock subject to repurchase(2)	10,882	10,882
Total	$20,431	$23,218

(1)         Represents the reclassification of the Equity Component equal to the unamortized debt discount of our Convertible Notes as of March 31, 2015 and December 31, 2014, respectively, from additional paid-in capital to temporary equity as our Convertible Notes were convertible at the election of their holders as noted above in Note 9—Debt—Convertible Notes Due 2016.

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

The components of basic and diluted earnings per common share comprised the following (in thousands, except per share amounts):

	Three Months Ended March 31,
	2015	2014

Net (loss) income (numerator)	$(16,641)	$137,524
Denominator:
Weighted average outstanding shares — basic	46,707	50,402
Effect of dilutive securities(1):
Convertible notes(2)	—	2,798
Warrants	—	1,780
Stock options and employee stock purchase plan	—	1,677
Weighted average shares — diluted	46,707	56,657
(Loss) earnings per common share:
Basic	$(0.36)	$2.73
Diluted	$(0.36)	$2.43

Stock options, warrants and shares of our common stock issued under our Convertible Notes excluded from calculation(2)	5,612	9,705

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

Stock Option Plan

We may grant stock options to employees and non-employees under our equity incentive plan. We estimate the fair value of stock options using the Black-Scholes-Merton valuation model, which requires us to make certain assumptions that can materially impact the estimation of fair value and related compensation expense. These assumptions used to estimate fair value include the expected volatility of our common stock, the risk-free interest rate, the expected term of stock option awards and the expected dividend yield. We did not grant any stock options during the three-month periods ended March 31, 2015 and March 31, 2014. We did not record share-based compensation expense related to employee stock options during the three-month periods ended March 31, 2015 and March 31, 2014.

A summary of the activity and status of employee stock options during the three-month period ended March 31, 2015 is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2015	4,054,771	$76.83
Granted	—	—
Exercised	(250,835)	40.29
Forfeited	—	—
Outstanding and exercisable at March 31, 2015	3,803,936	$79.24	6.4	$354,509

Employee and non-employee stock option exercise data is summarized below (dollars in thousands):

	Three Months Ended March 31,
	2015	2014
Number of options exercised	251,835	271,242
Cash received	$10,132	$8,434

Employee Stock Purchase Plan

In June 2012, our shareholders approved the United Therapeutics Corporation Employee Stock Purchase Plan (ESPP), which has been structured to comply with Section 423 of the Internal Revenue Code. The ESPP provides eligible employees the right to purchase shares of our common stock at a discount through elective accumulated payroll deductions at the end of each offering period. Offering periods occur in consecutive six-month periods commencing in September and March of each year. For the offering period ending March 4, 2015, we issued 20,214 shares of our common stock for $1.9 million in employee contributions. Eligible employees may contribute up to 15 percent of their base salary, subject to certain annual limitations as defined in the ESPP. The purchase price of the shares is equal to the lower of 85 percent of the closing price of our common stock on either the first or last trading day of a given offering period. In addition, the ESPP provides that no eligible employee may purchase more than 4,000 shares during any offering period. The ESPP has a 20-year term and limits the aggregate number of shares that can be issued to 3.0 million.

Share-based compensation expense related to the ESPP for the three-month periods ended March 31, 2015 and March 31, 2014 was $310,700 and $231,000, respectively.

We estimate the fair value of the shares of our common stock to be purchased under the ESPP using the Black-Scholes-Merton model. Our approach in determining and estimating inputs for the ESPP is similar to the methodology we employ in valuing our STAP awards.

Share Repurchases

In June 2014, our Board of Directors authorized the repurchase of up to $500.0 million of our common stock in open market or privately negotiated transactions, at our discretion.  This program became effective on August 1, 2014, and will remain open for up to one year.  During the quarter ended March 31, 2015 we acquired 1,009,700 shares of our common stock at an aggregate cost of $152.3 million under this repurchase program.

12. Accumulated Other Comprehensive Loss

The following table includes changes in accumulated other comprehensive loss by component, net of tax (in thousands):

	Defined Benefit Pension Plan(1)	Foreign Currency Translation Losses	Unrealized Gains (Losses) on Available-for- Sale Securities	Total
Balance, January 1, 2015	$(6,957)	$(9,858)	$81	$(16,734)
Other comprehensive loss before reclassifications	(2,110)	(3,117)	(15)	(5,242)
Amounts reclassified from accumulated other comprehensive loss	333	—	—	333
Net current-period other comprehensive loss	(1,777)	(3,117)	(15)	(4,909)
Balance, March 31, 2015	$(8,734)	$(12,975)	$66	$(21,643)

(1)         Refer to Note 7—Supplemental Executive Retirement Plan which identifies the captions within our consolidated statement of operations where reclassification adjustments were recognized and their associated tax impact.

13. Income Taxes

Income tax expense for the three-month periods ended March 31, 2015 and March 31, 2014 is based on the estimated effective tax rate for the entire year. The estimated annual effective tax rate can be subject to adjustment in subsequent quarterly periods if components used in its estimation are updated or revised. The estimated annual effective tax rates as of March 31, 2015 and March 31, 2014 were approximately 38 percent and approximately 35 percent, respectively. Our estimated annual effective tax rate increased as of March 31, 2015 primarily due to an increase in the amount of non-deductible compensation expense during 2015 as compared to 2014.

We are subject to federal and state taxation in the United States and various foreign jurisdictions. Currently, our 2010 to 2014 tax years are subject to examination by the Internal Revenue Service and by state taxing authorities.

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

Net revenues, cost of product sales and gross profit for each of our commercial products were as follows (in thousands):

	Three Months Ended March 31,
	Remodulin	Tyvaso	Adcirca	Orenitram	Total
2015
Net revenues	$146,281	$113,380	$45,370	$20,886	$325,917
Cost of product sales(1)	5,974	7,871	2,781	3,688	20,314
Gross profit	$140,307	$105,509	$42,589	$17,198	$305,603

2014
Net revenues	$136,106	$107,086	$41,361	$—	$284,553
Cost of product sales(2)	13,226	14,454	2,593	327	30,600
Gross profit	$122,880	$92,632	$38,768	$(327)	$253,953

(1)         Cost of product sales for the three months ended March 31, 2015 excludes costs related to the production of inventory for Unituxin, as this product was not approved by the FDA until March 2015.  We expect to commence sales of Unituxin in the second half of 2015.

(2)         Costs of product sales for the three months ended March 31, 2014 includes costs related to the production of inventory for Orenitram as this product was approved by the FDA in December 2013.  Sales of Orenitram commenced in the second quarter of 2014.

For the three-month periods ended March 31, 2015 and March 31, 2014, net revenues from our U.S.-based distributors represented 77 percent and 75 percent, respectively, of our total net operating revenues.

15. Litigation

Department of Health and Human Services Subpoena

In December 2013, we received a subpoena from the Office of the Inspector General (OIG) of the Department of Health and Human Services in connection with a civil investigation by the United States Department of Justice, principally represented by the United States Attorney’s Office for the District of Maryland. The subpoena requested documents regarding Remodulin, Tyvaso and Adcirca, including our marketing practices relating to these products. In April 2015, we received notice from the Department of Justice that the government had closed its investigation. The government is not planning any further action.

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

Patent No. 5,153,222, which expired in October 2014; U.S. Patent No. 6,765,117, which expires in October 2017; and U.S. Patent No. 7,999,007, which expires in March 2029. Each of these patents is listed in the Orange Book.

We responded to the Original Notice Letter by filing a lawsuit in March 2012 against Sandoz in the U.S. District Court for the District of New Jersey alleging patent infringement. We responded to the Second Notice Letter by filing an additional lawsuit in January 2013 for patent infringement in the U.S. District Court for the District of New Jersey. Sandoz filed counterclaims in each action alleging that the patents at issue in the litigation are invalid or will not be infringed by the commercial manufacture, use or sale of the proposed product described in Sandoz’s ANDA submission. Shortly before trial, Sandoz withdrew its request to market a generic version of Remodulin before the expiration of U.S. Patent No. 5,153,222, but maintained its request to market a generic version of Remodulin before the expiration of the other two patents. The trial for both lawsuits, limited to U.S. Patent Nos. 6,765,117 and 7,999,007, occurred in May and June 2014 and we received the Court’s decision in August 2014. In that decision, with respect to U.S. Patent No. 6,765,117 the Court both ruled that the patent is valid and enforceable against Sandoz, and enjoined Sandoz from marketing its generic product until the expiration of that patent in October 2017. With respect to U.S. Patent No. 7,999,007, the Court ruled that the patent is valid, but that it would not be infringed by Sandoz’s generic product.

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

Under the Hatch-Waxman Act, the FDA is automatically precluded from approving Teva’s ANDA for up to 30 months from receipt of Teva’s Notice Letter or until the issuance of a U.S. District Court decision that is adverse to us, whichever occurs first.

We intend to vigorously enforce our intellectual property rights relating to Remodulin.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014, and the consolidated financial statements and accompanying notes included in Part I, Item I of this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995, including the statements listed in the section below entitled Part II, Item 1A—Risk Factors. These statements are based on our beliefs and expectations about future outcomes, and are subject to risks and uncertainties that could cause our actual results to differ materially from anticipated results. Factors that could cause or contribute to such differences include those described in Part II, Item 1A—Risk Factors of this Quarterly Report on Form 10-Q; factors described in our Annual Report on Form 10-K for the year ended December 31, 2014, under the section entitled Part I, Item 1A—Risk Factors—Forward-Looking Statements; and factors described in other cautionary statements, cautionary language and risk factors set forth in other filings with the Securities and Exchange Commission (SEC). We undertake no obligation to publicly update these forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

Our key therapeutic products and product candidates include:

•                  Prostacyclin analogues (Remodulin®, Tyvaso®, Orenitram® and esuberaprost, formally called 314d): stable synthetic forms of prostacyclin, an important molecule produced by the body that has powerful effects on blood vessel health and function;

•                  Phosphodiesterase type 5 (PDE-5) inhibitor (Adcirca®): a molecule that acts to inhibit the degradation of cyclic guanosine monophosphate (cyclic GMP) in cells. Cyclic GMP is activated by nitric oxide (NO), a naturally occurring substance in the body that mediates the relaxation of vascular smooth muscle;

•                  Monoclonal antibody for oncologic applications (UnituxinTM, formerly called ch14.18): an antibody that treats cancer by activating the immune system;

•                  Glycobiology antiviral agents: a novel class of small, sugar-like molecules that have shown antiviral activity in a range of preclinical settings;

•                  Cell-based therapy: a cell-based product known as PLacental eXpanded (PLX) cells we are developing for the treatment of pulmonary hypertension; and

•                  Lung transplantation: engineered lungs and lung tissue, which we are developing using xenotransplantation and regenerative medicine technologies, for transplantation in patients suffering from pulmonary arterial hypertension (PAH) and other lung diseases. Through our wholly-owned subsidiary, Lung Biotechnology PBC, we are also developing technologies aimed at improving outcomes for lung transplant recipients and increasing the supply of donor lungs through ex-vivo lung perfusion.

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

On March 10, 2015, the FDA approved Unituxin (dinutuximab) Injection (Unituxin), in combination with granulocyte-macrophage colony-stimulating factor (GM-CSF), interleukin-2 (IL-2), and 13-cis-retinoic acid (RA), for the treatment of pediatric patients with high-risk neuroblastoma who achieve at least a partial response to prior first-line multiagent, multimodality therapy. We expect to commence U.S. sales of Unituxin in the second half of 2015.

Revenues

Sales of Remodulin, Tyvaso and Adcirca comprise substantially all of our revenues. Despite commencing Orenitram sales during the second quarter of 2014, we remain substantially reliant on sales of Remodulin, Tyvaso and Adcirca as our principal sources of revenue.

We have entered into separate, non-exclusive distribution agreements with Accredo Health Group, Inc. (Accredo) and CVS Caremark (Caremark) in the United States, to distribute Remodulin, Tyvaso and Orenitram. We also sell Remodulin to distributors internationally. Under our distribution agreements, we sell each of our treprostinil-based products to these distributors at a transfer price that we establish. We have generally increased the price of Tyvaso by 4.9 percent annually, and the last price increase became effective on January 1, 2015. We have not increased the price of Remodulin since 2010.

We sell Adcirca through Lilly’s pharmaceutical wholesaler network at a price determined by Lilly, which Lilly generally increases two or three times per year. Most recently, Lilly increased the price of Adcirca by 9.9 percent effective December 4, 2014.

We recognize revenues for the sale of Remodulin, Tyvaso, Orenitram and Adcirca net of estimated rebates, prompt pay discounts, allowances for sales exchanges and returns, and distributor fees.

Generic Competition

We disclose in Part II, Item 1.—Legal Proceedings of this Quarterly Report on Form 10-Q (and in Note 15 — Litigation, to our consolidated financial statements included with this Quarterly Report on Form 10-Q), that we are engaged in litigation with Sandoz Inc. (Sandoz) and Teva Pharmaceuticals USA, Inc. (Teva), contesting their abbreviated new drug applications (ANDAs) seeking FDA approval to market generic versions of Remodulin before the expiration of certain of our U.S. patents in October 2017, September 2028, December 2028 and March 2029.

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

Operating Expenses

Our operating expenses include the following costs:

Research and Development

Our research and development expenses primarily include costs associated with the research and development of products and post-marketing research commitments. These costs generally include share-based compensation and salary-related expenses for research and development functions, professional fees for preclinical and clinical studies, costs associated with clinical manufacturing, facilities-related expenses and regulatory costs.  Expenses also include costs for third-party arrangements, including upfront fees and milestones paid in connection with license arrangements for therapies under development.

Selling, General and Administrative

Our selling, general and administrative expenses primarily include costs associated with the commercialization of approved products and general and administrative costs to support our operations. Selling expenses generally include share-based compensation, salary-related expenses, product marketing and sales operations costs, and other costs incurred to support our sales efforts.  General and administrative expenses include our core corporate support functions such as human resources, finance and legal; and other external corporate costs such as insurance, legal fees and other professional services.

Cost of Product Sales

Our cost of product sales primarily include costs to manufacture and acquire products sold.  These costs generally include share-based compensation and salary-related expenses for manufacturing personnel, commercial distribution and support functions, direct materials and supplies, depreciation, building and overhead expenses and royalty payments under licensing agreements.  Expenses also include the cost to warehouse, transfer and distribute products to customers.

We began selling Orenitram during 2014. Typical of the initial commercial activities of a newly-launched product, Orenitram’s cost of product sales as a percentage of its net revenue is significantly higher than that of our other commercial products. We expect that as Orenitram’s revenues increase, its cost of product sales as a percentage of net revenue will decrease to levels similar to our other treprostinil-based commercial products.

Share-Based Compensation

As discussed above, our operating expenses, and thus net income, are often materially impacted by the recognition of share-based compensation expense (benefit) associated with awards granted under our share tracking award plans (STAP) and potential stock option grants containing a market or performance condition, as the fair value of these awards varies with the changes in our stock price. The fair values of STAP awards and potential stock option grants are measured using inputs and assumptions under the Black-Scholes-Merton model that can materially impact the amount of compensation expense (benefit) for a given period. We account for STAP awards as liabilities because they are settled in cash. As such, we must re-measure the fair value of outstanding STAP awards at the end of each financial reporting period until the awards are no longer outstanding. Changes in our STAP-related liability resulting from such re-measurements are recorded as adjustments to share-based compensation expense (benefit) and can create substantial volatility within our operating expenses from financial reporting period to period.

Through December 31, 2014, we were contractually obligated to award stock options each year to our Chairman and Co-Chief Executive Officer, Dr. Rothblatt, based on a formula tied to the growth (if any) in our market capitalization. These awards were granted at year-end, and vested immediately upon grant. We accrued compensation expense for Dr. Rothblatt’s estimated stock option grant when we determined that it was probable that the performance criteria would be met. Beginning in 2015, Dr. Rothblatt’s long term incentive compensation will be similar to other employees in that she will be eligible for an annual grant of performance-based STAP awards or stock options based on the achievement of our annual corporate milestones, which will vest over a four-year period from the grant date. Accordingly, there will be no share-based compensation expense recorded in calendar year 2015 for Dr. Rothblatt as the annual grant of performance-based STAP awards or stock options will be granted in calendar year 2016, if earned, based upon 2015 performance.

Major Research and Development Projects

Our major research and development projects focus on: (1) the use of prostacyclin analogues and other therapies, as well as lung transplantation technologies, to treat cardiopulmonary diseases; (2) monoclonal antibodies to treat cancer; and (3) glycobiology antiviral agents to treat infectious diseases.

Cardiopulmonary Disease Projects

Remodulin Implantable System

In 2009, we entered into an agreement with exclusive rights in the United States, United Kingdom, France, Germany, Italy and Japan, with Medtronic, Inc. (Medtronic) to develop its proprietary intravascular infusion catheter to be used with Medtronic’s SynchroMed® II implantable infusion pump and related infusion system components (together referred to as the Remodulin Implantable System) in order to deliver Remodulin for the treatment of PAH. If the Remodulin Implantable System is successful, it could reduce many of the patient burdens and other complications associated with the use of external pumps to administer prostacyclin analogues. With our funding, Medtronic completed the DelIVery clinical trial, in order to study the safety of the Remodulin Implantable System while administering Remodulin. The primary objective was to demonstrate a rate of catheter-related complications below 2.5 per 1,000 patient-days while using the Remodulin Implantable System to deliver Remodulin. In September 2013, Medtronic informed us that this primary objective was met (p<0.0001). In December 2014, Medtronic completed other stability, compatibility and technical assessments of the Remodulin Implantable System, including modifications to its hardware and software, and submitted a premarket approval application (PMA) seeking FDA approval for the catheter and labeling changes. Medtronic received notification that the PMA was accepted for review in January 2015. Medtronic is responsible for responding to any FDA requests for additional information concerning the use of the Remodulin Implantable System with Remodulin. In January 2015, we submitted a supplemental NDA with new labeling requesting FDA approval to allow the use of Remodulin with the Remodulin Implantable System. The FDA has indicated that our submission will be treated as a new NDA and asked us to resubmit the supplement as a new NDA.

In March 2015, the FDA requested that Medtronic amend its PMA for the Remodulin Implantable System to reflect an amendment to the SynchroMed II PMA separately submitted by Medtronic’s neuromodulation business unit, and issued a refuse-to-file letter with respect to our NDA for the Remodulin Implantable System. Medtronic has amended its PMA, and we are working to resubmit our NDA, to address the FDA’s requests. Once the amendment and resubmission have been completed, we anticipate a ten-month review process by FDA.

On April 27, 2015, the FDA filed a consent decree against Medtronic requiring the company to stop manufacturing, designing and distributing SynchroMed II implantable infusion pump systems, citing violations of the quality system regulation for medical devices. The consent decree will remain in effect until the FDA has determined that Medtronic has met all the provisions listed in the consent decree.  We are currently assessing the impact of this consent decree on our program to develop the Remodulin Implantable System.

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

Tyvaso

In connection with Tyvaso’s approval by the FDA, we agreed to a post-marketing requirement (PMR) obligating us to conduct an additional study to continue to assess the safety of Tyvaso. In accordance with our PMR, we are required to complete a long-term observational study in the United States that includes 1,000 patient years of follow-up in patients treated with Tyvaso and 1,000 patient years of follow-up in control patients receiving other PAH treatments, to evaluate the potential association between Tyvaso and oropharyngeal and pulmonary toxicity. We have completed this study and are preparing to submit the results of the study by the FDA’s deadline of June 30, 2015 to meet the PMR. In addition, we are developing further enhancements intended to make the Tyvaso Inhalation System easier to use.

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

Esuberaprost (formally called 314d)

We have been studying various formulations of beraprost since 2000, under a license agreement with Toray Industries, Inc. (Toray). In July 2012, we completed a phase I safety trial of esuberaprost, a reformulated, single-isomer version of beraprost, and the data suggested that dosing esuberaprost four times a day was safe. We believe that esuberaprost and treprostinil have differing prostacyclin receptor-binding profiles and thus could provide benefits to certain groups of patients with differing sets of safety and efficacy profiles. We also believe that inhaled treprostinil and esuberaprost have complimentary pharmacokinetic and pharmacodynamic profiles, which indicate that they should provide greater efficacy in combination. As a result, in 2013 we began enrolling a phase III study called BEAT (BEraprost 314d Add-on to Tyvaso) to evaluate the clinical benefit and safety of esuberaprost in combination with Tyvaso for patients with PAH who show signs of deterioration on inhaled treprostinil or have a less than optimal response to inhaled treprostinil treatment. We intend to enroll 240 patients in the study, which will have a primary endpoint of time to clinical worsening. If we are not successful in securing FDA approval of esuberaprost in combination with Tyvaso following the BEAT study, we expect to terminate our license agreement with Toray.

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

In May 2014, we completed a $50.0 million preferred stock investment in Synthetic Genomics Inc. (SGI). We also entered into a separate multi-year research and development collaboration agreement with SGI whereby SGI will develop engineered primary pig cells with modified genomes for use in our xenotransplantation program, which is principally focused on lungs. Under this agreement, each party will assume its own research and development costs and SGI may receive royalties and milestone payments from development and commercialization of organs.

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

From inception to March 31, 2015, we have spent $1.1 billion on all of our current and former cardiopulmonary disease programs.

Cancer-Related Projects

Unituxin (formerly called ch14.18)

In 2010, we entered into a Cooperative Research and Development Agreement (CRADA) with the National Cancer Institute (NCI) of the United States National Institutes for Health (NIH) to collaborate on the late-stage development and regulatory approval process for Unituxin for children with high-risk neuroblastoma and patients with other forms of cancer. Unituxin is an antibody that has shown potential in the treatment of neuroblastoma by targeting GD2, a glycolipid on the surface of tumor cells. Under the terms of the CRADA, the NCI completed necessary studies and we developed the ability to produce Unituxin on a commercial scale. Collectively, related NCI-supported studies and our production data were used as the foundation for our marketing authorization application, which the EMA accepted for review in December 2013, and a biologics license application (BLA), which the FDA accepted for review in June 2014. On March 10, 2015, the FDA approved Unituxin, in combination with granulocyte-macrophage colony-stimulating factor (GM-CSF), interleukin-2 (IL-2), and 13-cis-retinoic acid (RA), for the treatment of pediatric patients with high-risk neuroblastoma who achieve at least a partial response to prior first-line multiagent, multimodality therapy. We expect to commence sales of Unituxin in the second half of 2015. We previously received orphan drug designation for Unituxin from both the FDA and the EMA. Orphan designation, coupled with

FDA approval of our BLA, confers an exclusivity period through March 2022, during which the FDA may not approve any application to market the same drug for the same indication, except in limited circumstances. In lieu of a royalty payment to the NCI, we have an ongoing obligation to provide the NCI with Unituxin for its studies free of charge.

In conjunction with the BLA approval for Unituxin, the FDA awarded us a Rare Pediatric Priority Review Voucher.  The voucher can be sold (without limitation), and the holder of the voucher can redeem it with a subsequently filed New Drug Application or Biologics License Application, which would require the FDA to meet the review goals for a priority review, as opposed to a standard review.

We have spent $127.0 million from inception to March 31, 2015, on all of our current and former cancer programs.

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

We began enrolling a phase I clinical trial of our lead antiviral candidate, an alpha-glucosidase inhibitor called UV-4B, for the treatment of dengue in the third quarter of 2014. In November 2014, the FDA granted orphan drug designation for UV-4B for the treatment of acute dengue illness. We are also performing preclinical studies of UV-4B for the treatment of patients with influenza.

From inception to March 31, 2015, we have spent $89.9 million on all of our current and former infectious disease programs.

Future Prospects

The extent of our future success is dependent on, among other things, how well we achieve the following objectives: (1) in the near term, continued sales growth of our current commercial products by increasing our market share and launching enhancements designed to improve patient care, such as new delivery systems for Remodulin, and growing sales of our recently-launched product, Orenitram; (2) in the medium term, augmenting our near-term product growth through: (a) the successful launch of Orenitram for use in combination with other oral therapies following positive FREEDOM-EV results, and (b) the launch of esuberaprost following positive results of the BEAT study; and (3) in the long term, supplementing our oral, inhaled and infused PAH therapy revenues by introducing transplantable cells, tissues and organs that may prove effective in treating PAH and other end-stage lung diseases.

Our ability to achieve these objectives and sustain our growth and profitability will depend on many factors, including among others: (1) the timing and outcome of clinical trials and regulatory approvals for products we develop; (2) the timing of and the degree of success related to the commercial launch of new products; (3) the demand for our products; (4) pricing and reimbursement of our products by public and private health insurance organizations; (5) the competition we face within our industry; (6) our ability to effectively manage our business in an increasingly complex legal and regulatory environment; (7)

our ability to defend against generic competition and challenges to our patents, including the ongoing challenges to our Remodulin patents by two generic drug companies; and (8) the risks identified in Part II, Item 1A—Risk Factors, included in this Quarterly Report on Form 10-Q.

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

Financial Position

Cash, cash equivalents and marketable securities at March 31, 2015 and December 31, 2014 (excluding restricted amounts of $5.4 million) were $768.0 million and $812.8 million, respectively.  The decrease of $44.8 million in unrestricted cash, cash equivalents and marketable securities resulted primarily from the use of $152.3 million to repurchase shares of our common stock, offset by $109.0  million of cash generated from operating activities.

Other current assets increased by $59.2 million from $49.4 million at December 31, 2014 to $108.6 million at March 31, 2015.  The increase is primarily due to an increase in current deferred tax assets and federal and state tax payments that we will apply against our 2015 annual tax liabilities.

The STAP liability (current) increased by $110.3 million, from $282.1 million at December 31, 2014, to $392.4 million at March 31, 2015. The increase of the liability resulted from a 33 percent increase in the price of our common stock during the year, offset partially by exercises and forfeitures of STAP awards.

Additional paid-in capital was $1,427.0 million at March 31, 2015, compared to $1,376.1 million at December 31, 2014. The $50.9 million increase in additional paid-in capital primarily consisted of the following components: (1) $18.9 million in proceeds from stock option exercises and related tax benefits; (2) $27.8 million related to the common stock issued in connection with the early conversion of $14.0 million of our Convertible Notes based on the closing price of our common stock on the date the shares were issued; and (3) $1.9 million in proceeds from the issuance of 20,214 shares of our common stock under our employee stock purchase plan.

The $180.0 million increase in treasury stock from $1,185.8 million at December 31, 2014 to $1,365.9 million at March 31, 2015, was driven by: (1) our repurchase of approximately 1.0 million shares of our common stock at a cost of $152.3 million during the quarter; and (2) $27.8 million reflecting the receipt of approximately 193,000 shares from our note hedge in connection with the early conversion of $14.0 million of our Convertible Notes based on the closing price of our common stock on the date the shares were received during the three months ended March 31, 2015. Refer to Note 11—Stockholders’ Equity—Share Repurchases and Note 9—Debt—Convertible Notes Due 2016 to our consolidated financial statements.

Three Months Ended March 31, 2015 and March 31, 2014

Revenues

The following table sets forth the components of net revenues (dollars in thousands):

	Three Months Ended March 31,		Percentage
	2015	2014	Change
Cardiopulmonary products:
Remodulin	$146,281	$136,106	7.5%
Tyvaso	113,380	107,086	5.9%
Adcirca	45,370	41,361	9.7%
Orenitram	20,886	—	100.0%
Other	1,587	4,850	(67.3)%
Total net revenues	$327,504	$289,403	13.2%

The growth in product revenues for the three months ended March 31, 2015, compared to the same quarter in 2014, corresponded primarily to the continued increase in the number of patients being treated with our products and the commencement of Orenitram sales. For the three months ended March 31, 2015 and March 31, 2014, approximately 77 percent and 75 percent, respectively, of total net revenues were derived from our U.S.-based specialty pharmaceutical distributors.

The tables below include a reconciliation of the accounts associated with estimated rebates, prompt-pay discounts, sales allowances and distributor fees (in thousands):

	Three Months Ended March 31, 2015
	Rebates	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, January 1, 2015	$31,616	$3,285	$4,028	$557	$39,486
Provisions attributed to sales in:
Current period	38,585	7,492	465	2,223	48,765
Prior periods	1,874	—	—	(255)	1,619
Payments or credits attributed to sales in:
Current period	(6,532)	(4,396)	—	(599)	(11,527)
Prior periods	(30,790)	(3,245)	(289)	(1,590)	(35,914)
Balance, March 31, 2015	$34,753	$3,136	$4,204	$336	$42,429

	Three Months Ended March 31, 2014
	Rebates	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, January 1, 2014	$22,475	$2,500	$2,862	$1,092	$28,929
Provisions attributed to sales in:
Current period	26,155	6,293	357	1,988	34,793
Prior periods	6,265	—	—	306	6,571
Payments or credits attributed to sales in:
Current period	(2,795)	(3,843)	—	(368)	(7,006)
Prior periods	(25,198)	(2,313)	(159)	(1,108)	(28,778)
Balance, March 31, 2014	$26,902	$2,637	$3,060	$1,910	$34,509

Research and Development Expense

The table below summarizes research and development expense by major project and non-project component (dollars in thousands):

	Three Months Ended
	March 31,		Percentage
	2015	2014	Change
Project and non-project component:
Cardiopulmonary	$26,894	$28,288	(4.9)%
Share-based compensation expense (benefit)	75,019	(26,574)	382.3%
Other	8,299	10,734	(22.7)%
Total research and development expense	$110,212	$12,448	785.4%

Share-based compensation. The increase in share-based compensation of $101.6 million for the three months ended March 31, 2015, compared to the same three-month period in 2014, was due to a 33 percent increase in our stock price to $172.44 at March 31, 2015, compared to a 17 percent decrease in our stock price to $94.03 at March 31, 2014, partially offset by expense for certain staff that is now included within selling, general and administrative classification due to a change in their responsibilities in the first quarter of 2015.

Selling, General and Administrative Expense

The table below summarizes selling, general and administrative expense by major category (dollars in thousands):

	Three Months Ended March 31,		Percentage
	2015	2014	Change
Category:
General and administrative	$37,713	$43,148	(12.6)%
Sales and marketing	23,737	18,923	25.4%
Share-based compensation expense (benefit)	149,890	(31,856)	570.5%
Total selling, general and administrative expense	$211,340	$30,215	599.5%

General and administrative. The decrease in general and administrative expense of $5.4 million for the three months ended March 31, 2015, compared to the same three-month period in 2014, resulted primarily from the following: (1) a $2.9 million decrease in professional and consulting fees, primarily driven by a decrease in legal fees in connection with ongoing legal matters; and (2) a $7.7 million decrease in grants to non-affiliated, non-profit organizations that provide financial assistance to patients with PAH.  These decreases were partially offset by a $4.3 million increase in salaries and related expenses due to the growth of our operations.

Sales and marketing.  The increase in sales and marketing expenses of $4.8 million for the quarter ended March 31, 2015, compared to the same quarter in 2014, was driven by increases in marketing activities, salaries and other compensation-related expenses, as we expanded our sales personnel subsequent to the first quarter of 2014.

Share-based compensation. The increase in share-based compensation of $181.7 million for the three months ended March 31, 2015, compared to the same three-month period in 2014, was due to a 33 percent increase in our stock price to $172.44 at March 31, 2015, compared to a 17 percent decrease in our stock price to $94.03 at March 31, 2014, and additional expense for certain staff that was previously included within research and development expense that is now included within the general and administrative classification due to a change in their responsibilities in the first quarter of 2015.

Cost of Product Sales

The table below summarizes cost of product sales by major category (dollars in thousands):

	Three Months Ended
	March 31,		Percentage
	2015	2014	Change
Category:
Cost of product sales	$11,156	$32,893	(66.1)%
Share-based compensation expense (benefit)	9,622	(2,293)	519.6%
Total cost of product sales	$20,778	$30,600	(32.1)%

Cost of product sales. The decrease in cost of product sales for the quarter ended March 31, 2015, compared to the same quarter in 2014, was due to the expiration of our royalty payment obligation to GlaxoSmithKline plc in October 2014.  During the three months ended March 31, 2014, we paid GlaxoSmithKline plc $20.0 million in royalties.

Share-based compensation. The increase in share-based compensation of $11.9 million for the three months ended March 31, 2015, compared to the same three-month period in 2014, was due to a 33 percent increase in our stock price to $172.44 at March 31, 2015, compared to a 17 percent decrease in our stock price to $94.03 at March 31, 2014.

Income Tax Expense

The provision for income tax expense is based on an estimated annual effective tax rate that is subject to adjustment in subsequent quarterly periods if components used to estimate the annual effective tax rate are updated or revised. Our estimated annual effective tax rates were approximately 38 percent and approximately 35 percent as of March 31, 2015 and March 31, 2014, respectively.  Our 2015 estimated annual effective tax rate increased as of March 31, 2015 primarily due to an increase in the amount of non-deductible compensation expense estimated for 2015 as compared to 2014.

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

Cash Flows

Operating Activities

Our operating assets and liabilities consist primarily of accounts receivable, inventories, accounts payable and accrued expenses, which include share-based compensation arrangements. Historically, the combination of revenue growth and profitable operations has resulted in cash flows provided by operations.

Net cash provided by operating activities was $109.0 million for the three months ended March 31, 2015, compared to $110.6 million for the three months ended March 31, 2014.  The $1.6 million decrease in cash flows from operations was primarily due to year-over-year changes in the following:

(i)             Increase in cash provided by operating activities:

•                  $38.1 million increase in product sales, which resulted in higher cash collections; and

•                  $50.6 million decrease in cash paid for income taxes. Cash paid for income taxes during the three-month periods ended March 31, 2015 and March 31, 2014 was $16.2 million and $66.8 million, respectively. This decrease in cash paid for income taxes was due to an over-payment of prior year federal and state tax payments that we will apply against our current year tax liabilities.

(ii)  Decrease in cash provided by operating activities:

•                  $77.9 million increase in cash paid to settle STAP awards. Cash paid to settle STAP awards exercised during the three-month periods ended March 31, 2015 and March 31, 2014 was $98.5 million and $20.5 million, respectively; and

•                  $11.0 million increase in net operating assets.

Investing Activities

Net cash provided by investing activities was $68.5 million for the three months ended March 31, 2015, compared to $106.4 million net cash used in investing activities for the three months ended March 31, 2014. The $37.9 million decrease reflects $72.4 million of cash provided from the net maturities of held-to-maturity investments during the three months ended March 31, 2015, compared to $125.1 million of cash provided from the net maturities of held-to-maturity investments during the same period in 2014.  Due to the funding requirements for our ongoing share repurchase program and the pending settlement of $89.4 million of converting Convertible Notes, we have not been reinvesting the proceeds from our maturing investments.

Financing Activities

Net cash used in financing activities was $145.5 million for the three months ended March 31, 2015, compared to $81.9 million for the three months ended March 31, 2014.  The $63.6 million increase reflects an increase of $54.7 million in repurchases of our common stock and $14.0 million of principal payments on our Convertible Notes during the three months ended March 31, 2015, compared to the same three-month period in 2014.

Convertible Senior Notes

In October 2011, we issued the Convertible Notes with an aggregate principal value of $250.0 million.  Please see Note 9—Debt, to our consolidated financial statements contained elsewhere in this Quarterly Report on Form 10-Q, for a description of the Convertible Notes.  As of March 31, 2015, the outstanding principal balance of our Convertible Notes was $124.8 million.

Between April 22, 2015 and May 6, 2015, we will settle conversion requests representing $89.4 million in principal value of Convertible Notes. In addition, we expect to issue shares of our common stock to the converting note holders, and expect to receive an equivalent number of shares of common stock under our note hedge with Deutsche Bank AG London at the settlement dates, which will be placed into our treasury stock account. We expect to recognize a $2.9 million extinguishment loss with the settlement of these conversions.

Line of Credit

In September 2013, we entered into a one-year Credit Agreement with Wells Fargo Bank, National Association (Wells Fargo) providing for a $75.0 million revolving loan facility, which may be increased by up to an additional $75.0 million provided certain conditions are met (the 2013 Credit Agreement). In July 2014, we amended the Credit Agreement solely to extend its maturity to September 30, 2015. We use this facility for general corporate purposes. At our option, amounts borrowed under the 2013 Credit Agreement bear interest at either the one-month LIBOR rate plus a 0.50 percent margin, or a fluctuating base rate excluding any margin. In addition, we are subject to a monthly commitment fee at a rate of 0.06 percent per annum based on the average daily unused balance of the facility. Amounts borrowed under the 2013 Credit Agreement are secured by certain of our marketable investments. As of March 31, 2015 and December 31, 2014, we had no outstanding balance on the line of credit.

Share Tracking Awards Plans

Awards granted under our STAP entitle participants to receive in cash an amount equal to the appreciation in our common stock, which is calculated as the increase in the closing price of our common stock between the grant date and the exercise date. Depending on the future price movements of our common stock, cash requirements associated with the exercise of awards could be significant. At March 31, 2015, the fair value of STAP awards that could potentially be exercised during 2015 was $360.2 million. We review the potential future cash requirements of the STAP program annually. Based on our review, we can modify our operating budgets, the metrics used in determining the number of awards to be granted, or both. We currently have sufficient cash and cash equivalents and borrowing capacity to fund any STAP awards that could be exercised during 2015 and beyond.

Share Repurchases

From time to time, our Board of Directors may authorize plans to repurchase our common stock. In June 2014, our Board of Directors authorized the repurchase of up to $500.0 million of our common stock. This program became effective on August

1, 2014, and will remain open for up to one year.  During the three-month period ended March 31, 2015, we acquired 1,009,700 shares of our common stock at an aggregate cost of $152.3 million under this program. As of March 31, 2015, we had $242.2 million in remaining repurchase authorization under the repurchase program.

We currently have sufficient cash and cash equivalents, borrowing capacity and, if needed, marketable investments, to fund repurchases of our common stock under this program.

Summary of Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with United States generally accepted accounting principles (GAAP) requires our management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We continually evaluate our estimates and judgments to determine whether they are reasonable, relevant and appropriate. These assumptions are frequently developed from historical data or experience, currently available information and anticipated developments. By their nature, our estimates are subject to an inherent degree of uncertainty; consequently, actual results may differ. We discuss critical accounting policies and estimates that involve a higher degree of judgment and complexity in Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Recently Issued Accounting Standards

See Note 2—Basis of Presentation, to our consolidated financial statements for information on our anticipated adoption of recently issued accounting standards.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2015, we have invested $346.8 million in debt securities issued by corporations and federally-sponsored agencies. The market value of these investments varies inversely with changes in current market interest rates. In general, as interest rates increase, the market value of these debt securities would be expected to decrease. Conversely, as interest rates decrease, the market value of these debt securities would be expected to increase. To address market risk, we invest in debt securities that mature within three years and hold these investments to maturity so that they can be redeemed at their stated or face value. At March 31, 2015, our investments had a weighted average stated interest rate of approximately 0.61 percent and a weighted average maturity of approximately 1.0 year. Many of our investments are callable prior to maturity.

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

Item 4.    CONTROLS AND PROCEDURES

Based on their evaluation, as of March 31, 2015, our Chairman and Co-Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, summarized, processed and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chairman and Co-Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Please refer to Note 15—Litigation, to our consolidated financial statements contained elsewhere in this Quarterly Report on Form 10-Q.

Item 1A.  RISK FACTORS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934 (the Exchange Act) and the Private Securities Litigation Reform Act of 1995, which statements are based on our beliefs and expectations as to future outcomes. These statements include, among others, statements relating to the following:

•                  Expectations of revenues, expenses, profitability, and cash flows, including our expectation that Orenitram® (treprostinil) Extended Release Tablets (Orenitram) cost of product sales as a percentage of its net revenue will become comparable to our other treprostinil-based commercial products;

•                  The sufficiency of current and future working capital to support operations;

•                  Our ability to obtain financing;

•                  Our expectation that we will pay the full principal balance due on the converting Convertible Notes upon settlement and that we have sufficient resources available to pay all amounts due;

•                  The value of our common stock and our ability and plans to complete our current common stock repurchase program;

•                  The maintenance of domestic and international regulatory approvals;

•                  The expected volume and timing of sales of our existing commercial products — Remodulin® (treprostinil) Injection (Remodulin), Tyvaso® (treprostinil) Inhalation Solution (Tyvaso), Orenitram, Adcirca® (tadalafil) Tablets (Adcirca) and UnituxinTM (dinutuximab) Injection (Unituxin) — and potential future commercial products such as esuberaprost and our antiviral drug candidates;

•                  The timing and outcome of clinical studies, other research and development efforts, and related regulatory filings, including: (1) our plans to complete our FREEDOM-EV study of Orenitram; (2) our aim to obtain United States Food and Drug Administration (FDA) approval for Orenitram as a combination therapy; (3) our plan to file for approval of Orenitram in Europe upon the successful completion of the FREEDOM-EV study; (4) our phase III clinical trial of esuberaprost in combination with Tyvaso; and (5) our collaboration with DEKA Research & Development Corp. to develop a pre-filled, semi-disposable pump system for subcutaneous Remodulin;

•                  The expected likelihood and timing of regulatory submissions and approvals for drug candidates under development and the timing of related sales, including: (1) pending regulatory filings by Medtronic, Inc. (Medtronic) and us with respect to the Remodulin Implantable System; and (2) our pending marketing authorization application for Unituxin with the European Medicines Agency (EMA);

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

We compete with well-established drug companies for, among other things, funding, licenses, expertise, personnel, clinical trial patients and investigators, consultants and third-party collaborators. We also compete with these companies for market share. Most of these competitors have substantially greater financial, marketing, manufacturing, sales, distribution and technical resources, and a larger number of approved products, than we do. These competitors also possess greater experience in areas critical to success such as research and development, clinical trials, sales and marketing and regulatory matters. There are several treatments that compete with our commercial therapies, as well as several other therapies under development, such as Actelion’s Uptravi (selexipag) drug candidate, which is an oral prostacyclin IP receptor agonist. For the treatment of PAH, we compete with a number of approved products in the United States and worldwide, including the following: Flolan®, Ventavis®, Ilomedin®, Tracleer®, Revatio®, Letairis®, Volibris® Veletri®, Adempas®, Opsumit®, generic epoprostenol and generic sildenafil citrate. Patients and doctors may perceive these competing products, or products developed in the future, as safer, more effective, more convenient and/or less expensive than our therapies. Alternatively, doctors may reduce the prescribed doses of our products if they prescribe them in combination with our competitors’ products. In addition, many competing PAH therapies are less invasive than Remodulin and the use of these products may delay or prevent initiation of Remodulin therapy. Any of these circumstances could negatively impact our operating results.

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

In addition, our internal production process also subjects us to risks as we engage in increasingly complex production processes. For example, Remodulin, Tyvaso and Unituxin must be formulated in a sterile environment, which is challenging to maintain on a commercial scale. In addition, Unituxin is a monoclonal antibody. As with all biologic products, monoclonal antibodies are inherently more difficult to produce than our treprostinil-based products and involve increased risk of viral and other contaminants.  Finally, we have limited experience producing Orenitram on a commercial scale, and currently all Orenitram production is performed internally.  It could take substantial time to establish an FDA-approved contract manufacturer as a back-up supplier of Orenitram, or this process may not be successful at all.

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

We rely on Lilly to manufacture and supply Adcirca for us, and we use Lilly’s pharmaceutical wholesaler network to distribute Adcirca in the United States and Puerto Rico. If Lilly is unable to manufacture or supply Adcirca or its distribution network is disrupted, it could delay, disrupt or prevent us from selling Adcirca, which would slow the growth of our business. In addition, Lilly has the right to determine the price of Adcirca, which generally moves in parity with the price Lilly sets for Cialis® (both of these products contain the same active ingredient). Changes in Lilly’s prices could adversely impact demand or reimbursement for Adcirca, particularly in light of the commercial availability of generic sildenafil, the active ingredient in Revatio, which could be prescribed in lieu of Adcirca.

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

For example, in December 2013 we received a subpoena from the OIG in connection with a civil investigation by the United States Department of Justice, principally represented by the United States Attorney’s Office for the District of Maryland. The subpoena requested documents regarding Remodulin, Tyvaso and Adcirca, including our marketing practices relating to these products. We are not aware that a claim, litigation or assessment has been asserted in connection with the subpoena. However, such subpoenas are often associated with previously filed qui tam actions brought under the federal and state false claims acts. Qui tam actions are lawsuits brought by private plaintiffs on behalf of the federal government, and often state governments, for alleged federal or state false claims act violations, with potential liability including mandatory treble damages and significant per-claim penalties, currently set at $5,500 to $11,000 per false claim. Although the government has notified us that it has closed its investigation, we cannot predict whether a private plaintiff plans to take action in connection with this matter.

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

In December 2013 we received a subpoena from the OIG reflecting a civil investigation by the United States Department of Justice, principally represented by the United States Attorney’s Office for the District of Maryland. The subpoena requested documents regarding Remodulin, Tyvaso and Adcirca, including our marketing practices relating to these products. For further details, see Part II, Item 1.—Legal Proceedings, and Note 15—Litigation, to our consolidated financial statements, contained elsewhere in this Quarterly Report on Form 10-Q.

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

When we acquire or license intellectual property rights to drugs and other products that have been discovered and initially developed by others, these rights are frequently limited. For instance, our rights to market Adcirca are geographically limited to the United States and Puerto Rico. Furthermore, we cannot undertake any additional investigational work with respect to Adcirca in other indications of pulmonary hypertension without Lilly’s prior approval. Provisions in our license and purchase agreements may impose other restrictions that affect our ability to develop and market products to which the intellectual property relates.  For example, Lilly also has authority over all regulatory activities and has the right to determine the price at which we sell Adcirca.

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

Both Sandoz and Teva have filed ANDAs seeking FDA approval to market generic versions of Remodulin. We have filed lawsuits against Sandoz and Teva in the U.S. District Court for the District of New Jersey alleging patent infringement.  For details on the status of these proceedings, please see Part II, Item 1.—Legal Proceedings and Note 15 — Litigation, to our consolidated financial statements, contained elsewhere in this Quarterly Report on Form 10-Q.

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

We may require additional financing to meet significant future obligations. For instance, upon maturity or conversion of our 1.0 percent Convertible Senior Notes due September 15, 2016 (Convertible Notes), subject to certain provisions, we must repay our investors in cash up to the remaining principal balance. Further, in certain circumstances constituting a fundamental change under the Convertible Notes, we may be required to repurchase the Convertible Notes for cash.

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

The price of common stock can be highly volatile within the pharmaceutical and biotechnology sector. Consequently, there can be significant price and volume fluctuations in the market that may not relate to operating performance. The following table sets forth the high and low closing prices of our common stock for the periods indicated:

	High	Low
January 1, 2015—March 31, 2015	$179.51	$124.93
January 1, 2014—December 31, 2014	$136.16	$86.14
January 1, 2013—December 31, 2013	$114.51	$51.64

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

The price of our common stock could decline if: (1) we issue common stock to raise capital or to acquire a license or business; (2) our shareholders transfer ownership of our common stock, or sell substantial amounts of our common stock in the public market; (3) our investors become concerned that substantial sales of our common stock may occur; or (4) we issue shares upon the settlement of warrants relating to the hedging transaction relating to our Convertible Notes. A decrease in the price of our common stock could make it difficult for us to raise capital or fund acquisitions through the issuance of our stock.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)(1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs(2)
Beginning repurchase authority				$394,484,011
January 1, 2015 - January 31, 2015	363,936	$137.23	363,936	344,542,661
February 1, 2015 - February 28, 2015	318,760	148.97	318,760	297,055,806
March 1, 2015 - March 31, 2015	327,004	167.76	327,004	242,197,977
Total	1,009,700	$150.82	1,009,700	$242,197,977

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

UNITED THERAPEUTICS CORPORATION

April 28, 2015	/s/ MARTINE A. ROTHBLATT
	By:	Martine A. Rothblatt, Ph.D.
	Title:	Chairman and Co-Chief Executive Officer
(Principal Executive Officer)

/s/ JAMES C. EDGEMOND
	By:	James C. Edgemond
	Title:	Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-76409).

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

4.4	Form of 1.0% Convertible Senior Notes due September 15, 2016, incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed October 17, 2011.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on April 28, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) the Consolidated Statements of Operations for the three-month periods ended March 31, 2015 and 2014, (iii) the Consolidated Statements of Comprehensive Income for the three-month periods ended March 31, 2015 and 2014, (iv) the Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2015 and 2014, and (v) the Notes to Consolidated Financial Statements.