Form 10-Q
period 2015-06-30
UNITED THERAPEUTICS Corp
filed 2015-07-28
CIK 1082554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2015

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

The number of shares outstanding of the issuer’s common stock, par value $.01 per share, as of July 21, 2015 was 45,540,492.

PART I.  FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

UNITED THERAPEUTICS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$254,359	$397,697
Marketable investments	185,774	297,842
Accounts receivable, net of allowance of none for 2015 and 2014	169,214	162,287
Inventories, net	77,249	66,927
Other current assets	142,443	49,444
Total current assets	829,039	974,197
Marketable investments	121,467	122,658
Goodwill and other intangibles, net	28,805	29,465
Property, plant and equipment, net	471,862	478,421
Deferred tax assets, net	182,719	181,721
Other assets	102,930	97,948
Total assets	$1,736,822	$1,884,410

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$110,110	$85,382
Convertible notes	32,282	126,414
Share tracking awards plan	354,779	282,101
Other current liabilities	45,243	10,413
Total current liabilities	542,414	504,310
Other liabilities	140,851	114,526
Total liabilities	683,265	618,836
Commitments and contingencies:
Temporary equity	13,084	23,218
Stockholders’ equity:
Preferred stock, par value $.01, 10,000,000 shares authorized, no shares issued	—	—
Series A junior participating preferred stock, par value $.01, 100,000 shares authorized, no shares issued	—	—
Common stock, par value $.01, 245,000,000 shares authorized, 68,191,038 and 65,988,561 shares issued, and 45,693,395 and 47,107,709 shares outstanding at June 30, 2015 and December 31, 2014, respectively	682	660
Additional paid-in capital	1,694,973	1,376,141
Accumulated other comprehensive loss	(19,930)	(16,734)
Treasury stock, 22,497,643 and 18,880,852 shares at June 30, 2015 and December 31, 2014, respectively	(1,785,936)	(1,185,825)
Retained earnings	1,150,684	1,068,114
Total stockholders’ equity	1,040,473	1,242,356
Total liabilities and stockholders’ equity	$1,736,822	$1,884,410

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Revenues:
Net product sales	$345,749	$321,329	$671,666	$605,882
Other	1,412	1,473	2,999	6,323
Total revenues	347,161	322,802	674,665	612,205
Operating expenses:
Research and development	49,411	39,742	159,623	52,190
Selling, general and administrative	109,987	68,031	321,327	98,246
Cost of product sales	16,058	38,709	36,836	69,309
Total operating expenses	175,456	146,482	517,786	219,745
Operating income	171,705	176,320	156,879	392,460
Other (expense) income:
Interest expense	(1,296)	(4,746)	(3,355)	(9,356)
Other, net	(2,075)	1,459	(1,982)	3,145
Total other expense, net	(3,371)	(3,287)	(5,337)	(6,211)
Income before income taxes	168,334	173,033	151,542	386,249
Income tax expense	(69,123)	(61,181)	(68,972)	(136,873)
Net income	$99,211	$111,852	$82,570	$249,376
Net income per common share:
Basic	$2.15	$2.35	$1.78	$5.09
Diluted	$1.91	$2.10	$1.57	$4.54
Weighted average number of common shares outstanding:
Basic	46,091	47,617	46,397	49,002
Diluted	51,905	53,252	52,457	54,948

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Net income	$99,211	$111,852	$82,570	$249,376
Other comprehensive income (loss):
Foreign currency translation gain (loss)	1,564	859	(1,553)	382
Defined benefit pension plan:
Prior service cost arising during period, net of tax	—	—	—	(2,415)
Actuarial (loss) gain arising during period, net of tax	—	—	(2,110)	221
Less: amortization of actuarial loss and prior service cost included in net periodic pension cost, net of tax	148	226	481	452
Total defined benefit pension plan, net	148	226	(1,629)	(1,742)
Unrealized gain (loss) on available-for-sale securities, net of tax	1	(70)	(14)	(84)
Other comprehensive income (loss), net of tax	1,713	1,015	(3,196)	(1,444)
Comprehensive income	$100,924	$112,867	$79,374	$247,932

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2015	2014
	(Unaudited)
Cash flows from operating activities:
Net income	$82,570	$249,376
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,712	15,206
Share-based compensation expense (benefit)	281,814	(62,596)
Amortization of debt discount and debt issue costs	5,053	6,532
Amortization of discount or premium on investments	1,434	2,988
Other	(4,504)	1,039
Excess tax benefits from share-based compensation	(23,492)	(14,040)
Changes in operating assets and liabilities:
Accounts receivable	(6,927)	(86,473)
Inventories	(1,887)	(11,266)
Accounts payable and accrued expenses	23,326	20,017
Other assets and liabilities	(224,166)	(64,666)
Net cash provided by operating activities	149,933	56,117

Cash flows from investing activities:
Purchases of property, plant and equipment	(7,814)	(31,512)
Purchases of held-to-maturity investments	(61,265)	(110,095)
Maturities of held-to-maturity investments	172,818	375,164
Purchase of investments under the cost method, net	(4,217)	(45,000)
Net cash provided by investing activities	99,522	188,557

Cash flows from financing activities:
Principal payments of debt	(104,266)	—
Payments to repurchase common stock	(336,838)	(377,562)
Proceeds from line of credit	—	120,000
Payments on the line of credit	—	(45,000)
Proceeds from the exercise of stock options	24,445	22,171
Issuance of stock under employee stock purchase plan	1,927	1,672
Excess tax benefits from share-based compensation	23,492	14,040
Net cash used in financing activities	(391,240)	(264,679)

Effect of exchange rate changes on cash and cash equivalents	(1,553)	162
Net decrease in cash and cash equivalents	(143,338)	(19,843)
Cash and cash equivalents, beginning of period	397,697	278,889
Cash and cash equivalents, end of period	$254,359	$259,046

Supplemental schedule of cash flow information:
Cash paid for interest	$741	$2,727
Cash paid for income taxes	$110,088	$140,366
Non-cash investing activities and financing activities:
Non-cash additions to property, plant and equipment	$1,402	$4,429
Issuance of common stock upon conversion of convertible notes	$263,272	$—

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

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

We have approval from the United States Food and Drug Administration (FDA) to market the following therapies: Remodulin® (treprostinil) Injection (Remodulin), Tyvaso® (treprostinil) Inhalation Solution (Tyvaso), Adcirca® (tadalafil) Tablets (Adcirca), Orenitram® (treprostinil) Extended-Release Tablets (Orenitram) and UnituxinTM (dinutuximab) Injection (formerly called ch14.18) (Unituxin). Remodulin has also been approved for distribution in various countries outside the United States, and Unituxin was granted marketing authorization by the European Medicines Agency in July 2015. We commenced commercial sales of Orenitram during the second quarter of 2014. We commenced commercial sales of Unituxin in the U.S. during the third quarter of 2015.

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

In our management’s opinion, the accompanying consolidated financial statements contain all adjustments, including normal, recurring adjustments, necessary to fairly present our financial position as of June 30, 2015, statements of operations and comprehensive income for the three- and six-month periods ended June 30, 2015 and June 30, 2014 and cash flows for the six-month periods ended June 30, 2015 and June 30, 2014. Interim results are not necessarily indicative of results for an entire year. In the operating section of our statement of cash flows, we reclassified the prior period amount within “current and deferred income tax expense” to “other assets and liabilities” to conform with the current period presentation.

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

3. Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market (current replacement cost) and consist of the following, net of reserves (in thousands):

	June 30, 2015	December 31, 2014
Raw materials	$22,017	$21,317
Work-in-progress	22,261	15,994
Finished goods	32,971	29,616
Total inventories	$77,249	$66,927

4. Fair Value Measurements

We account for certain assets and liabilities at fair value and rank these assets within a fair value hierarchy (Level 1, Level 2 or Level 3). Our other current assets and our current liabilities have fair values that approximate their carrying values. Assets and liabilities subject to fair value measurements are as follows (in thousands):

	As of June 30, 2015
	Level 1	Level 2	Level 3	Balance
Assets
Money market funds(1)	$91,799	$—	$—	$91,799
Federally-sponsored and corporate debt securities(2)	—	307,513	—	307,513
Total assets	$91,799	$307,513	$—	$399,312
Liabilities
Convertible notes due 2016(3)	$124,012	$—	$—	$124,012
Contingent consideration(4)	—	—	10,255	10,255
Total liabilities	$124,012	$—	$10,255	$134,267

	As of December 31, 2014
	Level 1	Level 2	Level 3	Balance
Assets
Money market funds(1)	$298,416	$—	$—	$298,416
Federally-sponsored and corporate debt securities(2)	—	420,731	—	420,731
Total assets	$298,416	$420,731	$—	$719,147
Liabilities
Convertible notes due 2016(3)	$388,153	$—	$—	$388,153
Contingent consideration(4)	—	—	11,502	11,502
Total liabilities	$388,153	$—	$11,502	$399,655

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

(3)         Included in convertible notes on the accompanying consolidated balance sheets. The fair value of our Convertible Notes is estimated using Level 1 observable inputs since our Convertible Notes are trading with sufficient frequency such that we believe related pricing can be used as the primary basis for measuring their fair value. As of June 30, 2015 and December 31, 2014, the fair value of the Convertible Notes was substantially higher than their book value. This was primarily due to the excess conversion value of the notes compared to the notes’ par value, and the fact that any such excess would be paid in shares of our common stock.

(4)         Included in other liabilities on the accompanying consolidated balance sheets. The fair value of contingent consideration has been estimated using probability weighted discounted cash flow models (DCF). The DCFs incorporate Level 3 inputs including estimated discount rates that we believe market participants would consider relevant in pricing and the projected timing and amount of cash flows, which are estimated and developed, in part, based on the requirements specific to each acquisition agreement. We analyze and evaluate these fair value measurements quarterly to determine whether valuation inputs continue to be relevant and appropriate or whether current period developments warrant adjustments to valuation inputs and related measurements. Any increases or decreases in discount rates would have an inverse impact on the corresponding fair value, while increases or decreases in expected cash flows would result in corresponding increases or decreases in fair value. As of both June 30, 2015 and December 31, 2014, the cost of debt and weighted average cost of capital used to discount projected cash flows relating to our contingent consideration ranged from 6.1 percent to 15.5 percent.

A reconciliation of the beginning and ending balances of Level 3 liabilities for the six-month period ended June 30, 2015 is presented below (in thousands):

Contingent Consideration
Balance, January 1, 2015—Asset (Liability)	$(11,502)
Transfers into Level 3	—
Transfers out of Level 3	—
Total gains/(losses) realized/unrealized:
Included in earnings	541
Included in other comprehensive income	155
Purchases	—
Sales	—
Issuances	—
Settlements	551
Balance June 30, 2015—Asset (Liability)	$(10,255)
Amount of total gains/(losses) for the six-month period ended June 30, 2015 included in earnings that are attributable to the change in unrealized gains or losses related to outstanding liabilities	$—

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value because of their short maturities. The fair values of our marketable investments and our Convertible Notes are reported above within the fair value hierarchy. Refer to Note 9—Debt.

5. Investments

Marketable Investments

Marketable investments classified as held-to-maturity consist of the following (in thousands):

As of June 30, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government-sponsored enterprises	$87,632	$61	$(30)	$87,663
Corporate notes and bonds	219,609	251	(10)	219,850
Total	$307,241	$312	$(40)	$307,513
Reported under the following captions on the consolidated balance sheet:
Current marketable investments	$185,774
Noncurrent marketable investments	121,467
	$307,241

As of December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government-sponsored enterprises	$127,212	$118	$(39)	$127,291
Corporate notes and bonds	293,288	260	(108)	293,440
Total	$420,500	$378	$(147)	$420,731
Reported under the following captions on the consolidated balance sheet:
Current marketable investments	$297,842
Noncurrent marketable investments	122,658
	$420,500

The following table summarizes gross unrealized losses and the length of time marketable investments have been in a continuous unrealized loss position (in thousands):

	As of June 30, 2015		As of December 31, 2014
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Government-sponsored enterprises:
Continuous unrealized loss position less than one year	$25,288	$(30)	$15,293	$(39)
Continuous unrealized loss position greater than one year	—	—	—	—
	25,288	(30)	15,293	(39)
Corporate notes and bonds:
Continuous unrealized loss position less than one year	14,493	(10)	86,824	(97)
Continuous unrealized loss position greater than one year	—	—	3,443	(11)
	14,493	(10)	90,267	(108)
Total	$39,781	$(40)	$105,560	$(147)

We attribute gross unrealized losses pertaining to our held-to-maturity securities as of June 30, 2015 and December 31, 2014 to the variability in related market interest rates. We do not intend to sell these securities, nor is it more likely than not that we will be required to sell them prior to the end of their contractual terms. Furthermore, we do not believe that these securities expose us to undue market risk or counterparty credit risk. As such, we do not consider these securities to be other than temporarily impaired.

The following table summarizes the contractual maturities of held-to-maturity marketable investments (in thousands):

	June 30, 2015
	Amortized Cost	Fair Value
Due in less than one year	$185,774	$185,916
Due in one to two years	121,467	121,597
Due in three to five years	—	—
Due after five years	—	—
Total	$307,241	$307,513

Investments Held at Cost

As of June 30, 2015, we maintain in the aggregate, non-controlling equity investments of $87.2 million in privately-held corporations, including a $50.0 million investment in the preferred stock of Synthetic Genomics Inc. (SGI), which we purchased in May 2014. We account for these investments under the cost method since we do not have the ability to exercise significant influence over these companies and their fair values are not readily determinable. The fair value of these investments has not been estimated at June 30, 2015, as we have not identified any events or developments indicating that their carrying amounts may be impaired. We include these investments within other assets on our accompanying consolidated balance sheets.

6. Goodwill and Other Intangible Assets

Goodwill and other intangible assets comprise the following (in thousands):

	As of June 30, 2015			As of December 31, 2014
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill	$10,264	$—	$10,264	$10,264	$—	$10,264
Other intangible assets:
Technology, patents and trade names	6,494	(4,513)	1,981	6,494	(4,100)	2,394
In-process, research and development	15,500	—	15,500	15,500	—	15,500
Customer relationships and non-compete agreements	4,369	(3,309)	1,060	4,369	(3,062)	1,307
Contract-based	1,270	(1,270)	—	1,270	(1,270)	—
Total	$37,897	$(9,092)	$28,805	$37,897	$(8,432)	$29,465

7. Supplemental Executive Retirement Plan

We maintain the United Therapeutics Corporation Supplemental Executive Retirement Plan (SERP) to provide retirement benefits to certain senior members of our management team. To help fund our expected obligations under the SERP, we maintain the United Therapeutics Corporation Supplemental Executive Retirement Plan Rabbi Trust Document (Rabbi Trust). The balance in the Rabbi Trust was $5.1 million as of June 30, 2015 and December 31, 2014 and is included under “Cash and cash equivalents” on our consolidated balance sheets. The Rabbi Trust is irrevocable and SERP participants have no preferred claim on, nor any beneficial ownership interest in, any assets of the Rabbi Trust.

8. Share Tracking Award Plans

We previously issued awards under the United Therapeutics Corporation Share Tracking Awards Plan, adopted in June 2008 (2008 STAP) and the United Therapeutics Corporation 2011 Share Tracking Awards Plan, adopted in March 2011 (2011 STAP). We refer to the 2008 STAP and the 2011 STAP collectively as the “STAP” and awards granted and/or outstanding under either of these plans as “STAP awards.” STAP awards convey the right to receive in cash an amount equal to the appreciation of our common stock, which is measured as the increase in the closing price of our common stock between the dates of grant and exercise. STAP awards generally vest in equal increments on each anniversary of the grant date over a four-year period and expire on the tenth anniversary of the date of grant. We discontinued the issuance of STAP awards on June 26, 2015, when our shareholders approved a broad-based stock incentive plan enabling us to grant stock options and other forms of equity compensation to our employees.

The aggregate STAP liability balance was $430.4 million and $322.7 million at June 30, 2015 and December 31, 2014, respectively, of which $75.7 million and $40.6 million, respectively, have been classified as non-current liabilities under the caption “other liabilities” on our consolidated balance sheets based on their vesting terms.

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

The table below includes the assumptions used to measure the fair value of STAP awards:

	June 30, 2015	June 30, 2014
Expected volatility	34.4%	33.4%
Risk-free interest rate	1.4%	1.1%
Expected term of awards (in years)	4.3	4.0
Expected forfeiture rate	9.6%	9.9%
Expected dividend yield	0.0%	0.0%

A summary of the activity and status of STAP awards is presented below:

	Number of Awards	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at January 1, 2015	7,716,424	$62.59
Granted	1,655,388	159.68
Exercised	(1,592,673)	55.40
Forfeited	(152,963)	85.78
Outstanding at June 30, 2015	7,626,176	$84.70	7.7	$680,746
Exercisable at June 30, 2015	2,740,339	$65.33	6.5	$297,651
Expected to vest at June 30, 2015	4,406,481	$95.94	8.4	$343,857

The weighted average grant-date fair value of STAP awards granted during the six-month periods ended June 30, 2015 and June 30, 2014 was $58.52 and $33.57, respectively.

Share-based compensation expense (benefit) recognized in connection with the STAP is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Research and development	$13,313	$928	$88,221	$(25,745)
Selling, general and administrative	32,323	(2,039)	182,038	(34,011)
Cost of product sales	1,296	(1,038)	10,891	(3,347)
Share-based compensation expense (benefit) before taxes	46,932	(2,149)	281,150	(63,103)
Related income tax (expense) benefit	(19,477)	752	(116,677)	22,086
Share-based compensation expense (benefit), net of taxes	$27,455	$(1,397)	$164,473	$(41,017)
Share-based compensation expense capitalized as part of inventory	$1,599	$826	$3,914	$562

Cash paid to settle STAP awards exercised during the six-month periods ended June 30, 2015 and June 30, 2014 was $178.3 million and $61.7 million, respectively.

9. Debt

Line of Credit

In September 2013, we entered into a credit agreement with Wells Fargo Bank, National Association (Wells Fargo) providing us a $75.0 million revolving loan facility, which may be increased by up to an additional $75.0 million provided certain conditions are met. At our option, amounts borrowed under this credit agreement bear interest at either the one-month LIBOR rate plus a 0.50 percent margin, or a fluctuating base rate excluding any margin. In addition, we are subject to a monthly commitment fee of 0.06 percent per annum on the average daily unused balance of the facility. In July 2015, we extended the term of this credit agreement to September 30, 2017. Amounts borrowed under the credit agreement are secured by certain of our marketable investments. As of June 30, 2015, we had no outstanding balance on the facility. This credit agreement does not contain any financial covenants.

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

At June 30, 2015, the aggregate conversion value of the Convertible Notes exceeded their par value by $91.3 million using a conversion price of $173.95, the closing price of our common stock on June 30, 2015.

During the three-month period ended June 30, 2015, we settled conversion requests representing $90.3 million in principal value of our Convertible Notes. We paid $90.3 million in principal and issued 1.4 million shares of our common stock during the settlement process. We received 1.4 million shares of our common stock under our note hedge from Deutsche Bank AG London (DB London) which we placed into our treasury stock account. We recognized a $2.8 million extinguishment loss with the settlement of these conversions. As of June 30, 2015, there were 723,000 shares of our common stock that could be issued upon future conversions of our outstanding Convertible Notes.

We have received additional conversion requests representing $2.9 million in principal value of our Convertible Notes, which will settle in the third quarter of 2015. Based on our stock price as of June 30, 2015, we expect that the full $2.9 million of principal will be paid in cash to the converting note holders, and that we will be required to issue shares of our common stock. We expect to receive an equal number of shares of our common stock under our note hedge with DB London and to recognize an estimated $66,000 extinguishment loss upon settlement of these conversions.

Interest expense incurred in connection with our Convertible Notes consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Contractual coupon rate of interest	$83	$625	$327	$1,250
Discount amortization	824	2,973	2,422	5,867
Interest expense—convertible notes	$907	$3,598	$2,749	$7,117

Components comprising the carrying value of the Convertible Notes include the following (in thousands):

	June 30, 2015	December 31, 2014
Principal balance	$34,484	$138,750
Discount, net of accumulated amortization of $5,789 and $19,819	(2,202)	(12,336)
Carrying amount	$32,282	$126,414

10. Temporary Equity

Temporary equity includes securities that: (1) have redemption features that are outside our control; (2) are not classified as an asset or liability; (3) are excluded from permanent stockholders’ equity; and (4) are not mandatorily redeemable. Amounts included in temporary equity relate to securities that are redeemable at a fixed or determinable price.

Components comprising the carrying value of temporary equity include the following (in thousands):

	June 30, 2015	December 31, 2014
Reclassification of Equity Component(1)	$2,202	$12,336
Common stock subject to repurchase(2)	10,882	10,882
Total	$13,084	$23,218

(1)         Represents the reclassification of the Equity Component equal to the unamortized debt discount of our Convertible Notes as of June 30, 2015 and December 31, 2014, respectively, from additional paid-in capital to temporary equity as our Convertible Notes were convertible at the election of their holders as noted above in Note 9—Debt—Convertible Notes Due 2016.

(2)         In connection with our amended 2007 agreement with Toray Industries Inc. (Toray), we issued 400,000 shares of our common stock and provided Toray the right to require us to repurchase the shares at a price of $27.21 per share.

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

The components of basic and diluted earnings per common share comprised the following (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net income (numerator)	$99,211	$111,852	$82,570	$249,376
Denominator:
Weighted average outstanding shares — basic	46,091	47,617	46,397	49,002
Effect of dilutive securities(1):
Convertible notes(2)	1,059	2,643	1,471	2,721
Warrants	3,274	1,560	3,096	1,671
Stock options and employee stock purchase plan	1,481	1,432	1,493	1,554
Weighted average shares — diluted	51,905	53,252	52,457	54,948
Earnings per common share:
Basic	$2.15	$2.35	$1.78	$5.09
Diluted	$1.91	$2.10	$1.57	$4.54

Stock options, warrants, and shares of our common stock issued under our Convertible Notes excluded from calculation(2)	3,699	9,925	4,655	9,814

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

Stock Options

As of June 30, 2015, we have two shareholder-approved equity incentive plans: the United Therapeutics Corporation Amended and Restated Equity Incentive Plan (the 1999 Plan) and the United Therapeutics Corporation 2015 Stock Incentive Plan (the 2015 Plan). The 2015 Plan was approved by our shareholders on June 26, 2015 and provides for the issuance of up to 6,150,000 shares of our common stock pursuant to awards granted under the 2015 Plan. No further awards will be granted under the 1999 Plan.

Although the terms of the 1999 Plan and the 2015 Plan contemplate a variety of awards, to date all awards granted under these plans have been in the form of stock options. We estimate the fair value of stock options using the Black-Scholes-Merton valuation model, which requires us to make certain assumptions that can materially impact the estimation of fair value and related compensation expense. These assumptions used to estimate fair value include the expected volatility of our common stock, the risk-free interest rate, the expected term of stock option awards and the expected dividend yield. We did not grant any stock options under the 1999 Plan during the six-month periods ended June 30, 2015 and June 30, 2014. On June 26, 2015, we granted 155,000 stock options under the 2015 Plan to our non-employee directors, representing the only awards granted under the 2015 Plan during the six-month period ended June 30, 2015. These stock options had a weighted average grant-date fair value of $60.80. We recorded $103,300 in share-based compensation expense for the six-months ended June 30, 2015 related to awards granted under the 2015 Plan. The share-based compensation expense related to awards granted under the 2015 Plan is reflected in selling, general and administrative within the statement of operations.

The table below includes the assumptions used to measure the fair value of the stock options granted to non-employee directors on June 26, 2015:

June 30, 2015
Expected volatility	33.1%
Risk-free interest rate	2.0%
Expected term of awards (in years)	5.7
Expected forfeiture rate	0.0%
Expected dividend yield	0.0%

A summary of the activity and status of stock options under both the 1999 Plan and the 2015 Plan during the six-month period ended June 30, 2015 is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2015	4,054,771	$76.83
Granted	155,000	175.43
Exercised	(596,499)	40.94
Forfeited	—	—
Outstanding at June 30, 2015	3,613,272	$86.99	6.6	$314,438
Exercisable at June 30, 2015	3,458,272	$83.03	6.4	$314,438
Expected to vest at June 30, 2015	155,000	$175.43	10.0	$—

Stock option exercise data is summarized below (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Number of options exercised	345,664	445,955	597,499	717,197
Cash received	$14,314	$13,736	$24,445	$22,171

Employee Stock Purchase Plan

In June 2012, our shareholders approved the United Therapeutics Corporation Employee Stock Purchase Plan (ESPP), which has been structured to comply with Section 423 of the Internal Revenue Code. The ESPP provides eligible employees the right to purchase shares of our common stock at a discount through elective accumulated payroll deductions at the end of each offering period. Offering periods occur in consecutive six-month periods commencing in September and March of each year. For the offering period ending in March 2015, we issued 20,214 shares of our common stock for $1.9 million in employee contributions. Eligible employees may contribute up to 15 percent of their base salary, subject to certain annual limitations as defined in the ESPP. The purchase price of the shares is equal to the lower of 85 percent of the closing price of our common stock on either the first or last trading day of a given offering period. In addition, the ESPP provides that no eligible employee may purchase more than 4,000 shares during any offering period. The ESPP has a 20-year term and limits the aggregate number of shares that can be issued to 3.0 million.

Share-based compensation expense related to the ESPP for the three-month periods ended June 30, 2015 and June 30, 2014 was $249,900 and $276,500 respectively, and for the six-month periods ended June 30, 2015 and June 30, 2014 was $560,600 and $507,500, respectively.

We estimate the fair value of the shares of our common stock to be purchased under the ESPP using the Black-Scholes-Merton model. Our approach in determining and estimating inputs for the ESPP is similar to the methodology we employ in valuing our STAP awards and stock options.

Share Repurchases

In June 2014, our Board of Directors authorized the repurchase of up to $500.0 million of our common stock in open market or privately negotiated transactions, at our discretion. This program became effective on August 1, 2014, and will remain open for up to one year. During the quarter ended June 30, 2015 we acquired 1,022,327 shares of our common stock at an aggregate cost of $184.6 million under this repurchase program.

12. Accumulated Other Comprehensive Loss

The following table includes changes in accumulated other comprehensive loss by component, net of tax (in thousands):

	Defined Benefit Pension Plan	Foreign Currency Translation Losses	Unrealized Gains (Losses) on Available-for- Sale Securities	Total
Balance, January 1, 2015	$(6,957)	$(9,858)	$81	$(16,734)
Other comprehensive loss before reclassifications	(2,110)	(1,553)	(14)	(3,677)
Amounts reclassified from accumulated other comprehensive loss	481	—	—	481
Net current-period other comprehensive loss	(1,629)	(1,553)	(14)	(3,196)
Balance, June 30, 2015	$(8,586)	$(11,411)	$67	$(19,930)

13. Income Taxes

Income tax expense for the three- and six-month periods ended June 30, 2015 and June 30, 2014 is based on the estimated effective tax rate for the entire year. The estimated annual effective tax rate can be subject to adjustment in subsequent quarterly periods if components used in its estimation are updated or revised. The estimated annual effective tax rates as of June 30, 2015 and June 30, 2014 were approximately 42 percent and approximately 35 percent, respectively. Our 2015 estimated annual effective tax rate increased as of June 30, 2015 primarily due to an increase in estimated non-deductible share-based compensation expense as compared to the prior year, which was driven largely by an increase in our stock price.

We are subject to federal and state taxation in the United States and various foreign jurisdictions. Currently, our 2011 to 2014 tax years are subject to examination by the Internal Revenue Service and by state taxing authorities.

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

Net revenues, cost of product sales and gross profit for each of our commercial products were as follows (in thousands):

	Three Months Ended June 30,
	Remodulin	Tyvaso	Adcirca	Orenitram	Total
2015
Net revenues	$135,957	$115,841	$68,081	$25,870	$345,749
Cost of product sales(1)	3,372	4,548	3,906	1,784	13,610
Gross profit	$132,585	$111,293	$64,175	$24,086	$332,139

2014
Net revenues	$138,152	$121,227	$55,318	$6,632	$321,329
Cost of product sales	14,381	18,744	3,389	2,195	38,709
Gross profit	$123,771	$102,483	$51,929	$4,437	$282,620

	Six Months Ended June 30,
	Remodulin	Tyvaso	Adcirca	Orenitram	Total
2015
Net revenues	$282,238	$229,221	$113,451	$46,756	$671,666
Cost of product sales(1)	9,346	12,419	6,687	5,472	33,924
Gross profit	$272,892	$216,802	$106,764	$41,284	$637,742

2014
Net revenues	$274,259	$228,313	$96,678	$6,632	$605,882
Cost of product sales	27,607	33,198	5,982	2,522	69,309
Gross profit	$246,652	$195,115	$90,696	$4,110	$536,573

(1)         Cost of product sales for the three and six months ended June 30, 2015 excludes costs related to the production of inventory for Unituxin, as this product was not approved by the FDA until March 2015. Sales of Unituxin commenced in the third quarter of 2015.

For the three-month periods ended June 30, 2015 and June 30, 2014, net revenues from our U.S.-based distributors represented 73 percent and 75 percent, respectively, of our total net operating revenues.

For each of the six-month periods ended June 30, 2015 and June 30, 2014, net revenues from our U.S.-based distributors represented 75 percent of our total net operating revenues.

15. Litigation

Sandoz Inc.

In February 2012, we received a Paragraph IV certification notice letter (the Original Notice Letter) from Sandoz Inc. (Sandoz) advising that Sandoz had submitted an abbreviated new drug application (ANDA) to the FDA requesting approval to market a generic version of the 10 mg/mL strength of Remodulin. In December 2012, we received notice (the Second Notice Letter) that Sandoz had amended its previously filed ANDA to request additional approval to market generic versions of the 1 mg/mL, 2.5 mg/mL, and 5 mg/mL strengths of Remodulin. In the Original Notice Letter and the Second Notice Letter, Sandoz stated that it intends to market a generic version of Remodulin before the expiration of the following patents relating to Remodulin: U.S. Patent No. 5,153,222, which expired in October 2014; U.S. Patent No. 6,765,117, which expires in October 2017; and U.S. Patent No. 7,999,007, which expires in March 2029. Each of these patents is listed in the FDA’s Orange Book, which contains a listing of patents covering a drug or biologic or its method of use, and which have been submitted to the FDA by the filer of a New Drug Application or Biologics License Application.

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

In July 2014, we received an additional Paragraph IV certification notice letter (Third Notice Letter) from Sandoz, seeking permission to market and sell its generic version of Remodulin before the expiration of U.S. Patent No. 8,497,393, which expires in December 2028 and is also listed in the Orange Book. We responded to Sandoz’s Third Notice Letter by filing a lawsuit in September 2014 in the U.S. District Court for the District of New Jersey for patent infringement with respect to U.S. Patent No. 8,497,393. The parties are conducting discovery in this lawsuit, and trial is scheduled to commence in 2016.

We intend to vigorously enforce our intellectual property rights relating to Remodulin.

Teva Pharmaceuticals USA, Inc.

On July 21, 2014, we received a Paragraph IV certification notice letter from Teva Pharmaceuticals USA, Inc. (Teva) advising that Teva had submitted an ANDA to the FDA requesting approval to market a generic version of Remodulin.

In its notice letter, Teva states that it intends to market a generic version of Remodulin before the expiration of U.S. Patent Nos. 6,765,117 and 8,497,393, both of which are also the subject of Paragraph IV certifications by Sandoz, as discussed above. Teva’s notice letter states that the ANDA contains a Paragraph IV certification alleging that these patents are not valid, not enforceable and/or will not be infringed by the commercial manufacture, use or sale of the proposed product described in Teva’s ANDA submission.

We responded to Teva’s notice letter by filing a lawsuit in September 2014 against Teva in the U.S. District Court for the District of New Jersey alleging infringement of U.S. Patent Nos. 6,765,117, 7,999,007 and 8,497,393, as well as infringement of U.S. Patent Nos. 8,653,137 and 8,658,694, both of which expire in September 2028. Teva has filed its answer to our complaint, and has also filed a counterclaim alleging that the patents at issue in the litigation are invalid or will not be infringed by the commercial manufacture, use or sale of the proposed product described in Teva’s ANDA submission. We have filed an answer to the counterclaim. The parties are conducting discovery in this lawsuit, and trial is scheduled to commence in 2016.

Under the Hatch-Waxman Act, the FDA is automatically precluded from approving Teva’s ANDA for up to 30 months from receipt of Teva’s notice letter or until the issuance of a U.S. District Court decision that is adverse to us, whichever occurs first.

We intend to vigorously enforce our intellectual property rights relating to Remodulin.

Watson Laboratories, Inc.

In June 2015, we received a Paragraph IV certification notice letter from Watson Laboratories, Inc. (Watson) indicating that Watson has submitted an ANDA to the FDA to market a generic version of Tyvaso. In its notice letter, Watson states that it intends to market a generic version of Tyvaso before the expiration of U.S. Patent Nos. 6,521,212 and 6,756,033, each of which expires in November 2018; and U.S. Patent No. 8,497,393, which expires in December 2028. Watson’s notice letter states that the ANDA contains a Paragraph IV certification alleging that these patents are not valid, not enforceable, and/or will not be infringed by the commercial manufacture, use or sale of the proposed product described in Watson ANDA submission. We responded to the Watson notice letter by filing a lawsuit on July 22, 2015 against Watson in the U.S. District Court for the District of New Jersey alleging infringement of U.S. Patent Nos. 6,521,212, 6,756,033, and 8,497,393. Under the Hatch-Waxman Act, the FDA is automatically precluded from approving Watson’s ANDA for up to 30 months from receipt of Watson’s notice letter or until the issuance of a U.S. District Court decision that is adverse to us, whichever occurs first. We intend to vigorously enforce our intellectual property rights relating to Tyvaso.

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

•                  Monoclonal antibody for oncologic applications (UnituxinTM, formerly called ch14.18): an antibody that binds to cancerous tumors and destroys the cancer cells by a mechanism called antibody-dependent cell mediated toxicity;

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

•                  Unituxin (dinutuximab) Injection (Unituxin). In March 2015, the FDA approved Unituxin in combination with granulocyte-macrophage colony-stimulating factor (GM-CSF), interleukin-2 (IL-2), and 13-cis-retinoic acid (RA), for the treatment of pediatric patients with high-risk neuroblastoma who achieve at least a partial response to prior first-line multiagent, multimodality therapy. We commenced U.S. sales of Unituxin in the third quarter of 2015. We expect European Medicines Agency (EMA) approval during the third quarter of 2015.

Revenues

Sales of Remodulin, Tyvaso and Adcirca comprise substantially all of our revenues. Despite commencing Orenitram sales during the second quarter of 2014, we remain substantially reliant on sales of Remodulin, Tyvaso and Adcirca as our principal sources of revenue.

We have entered into separate, non-exclusive distribution agreements with Accredo Health Group, Inc. (Accredo) and CVS Caremark (Caremark) to distribute Remodulin, Tyvaso and Orenitram in the United States. We also sell Remodulin and Tyvaso to distributors internationally. Under our distribution agreements, we sell each of our treprostinil-based products to these distributors at a transfer price that we establish. We also pay Accredo and Caremark fees for services provided in connection with the distribution and support of these products. We have generally increased the price of Tyvaso by 4.9 percent annually, and the last price increase became effective on January 1, 2015. We have not increased the price of Remodulin since 2010.

We sell Adcirca through Lilly’s pharmaceutical wholesaler network at a price determined by Lilly, which Lilly generally increases two or three times per year. Most recently, Lilly increased the price of Adcirca by 9.9 percent effective May 14, 2015.

We recognize revenues for the sale of Remodulin, Tyvaso, Orenitram and Adcirca net of estimated rebates, prompt pay discounts, allowances for sales exchanges and returns, and distributor fees.

In the second quarter of 2015, we entered into an exclusive distribution agreement with ASD Specialty Healthcare, Inc., an affiliate of AmerisourceBergen Corporation (Amerisource), to distribute Unituxin in the United States. Under this Agreement, we sell Unituxin to Amerisource at a transfer price that we establish, and we pay Amerisource fees for services provided in connection with the distribution and support of Unituxin.

Generic Competition

We disclose in Part II, Item 1.—Legal Proceedings of this Quarterly Report on Form 10-Q (and in Note 15 —Litigation, to our consolidated financial statements included with this Quarterly Report on Form 10-Q), that we are engaged in litigation with Sandoz Inc. (Sandoz) and Teva Pharmaceuticals USA, Inc. (Teva), contesting their abbreviated new drug applications (ANDAs) seeking FDA approval to market generic versions of Remodulin before the expiration of certain of our U.S. patents in October 2017, September 2028, December 2028 and March 2029, and against Watson Laboratories, Inc. (Watson), contesting its ANDA seeking FDA approval to market a generic version of Tyvaso before the expiration of certain of our U.S. patents in November 2018 and December 2028.

We intend to vigorously enforce our intellectual property rights relating to Remodulin and Tyvaso. However, there can be no assurance that we will prevail in defending our patent rights, or that additional challenges from other ANDA filers or other challengers will not surface with respect to Remodulin, Tyvaso or our other treprostinil-based product, Orenitram. Our existing patents could be invalidated, found unenforceable or found not to cover one or more generic forms of Remodulin, Tyvaso or Orenitram. If any ANDA filer were to receive approval to sell a generic version of Remodulin, Tyvaso or Orenitram and/or prevail in any patent litigation, the affected product(s) would become subject to increased competition which could reduce our sales.

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

Patent expiration and generic competition for any of our commercial PAH products could have a significant, adverse impact on the magnitude of our revenues, which is inherently difficult to predict. For additional discussion, refer to the risk factor entitled, Our intellectual property rights may not effectively deter competitors from developing competing products that, if successful, could have a material adverse effect on our revenues and profits, contained in Part II, Item 1A—Risk Factors included in this Quarterly Report on Form 10-Q.

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

Selling, General and Administrative

Our selling, general and administrative expenses primarily include costs associated with the commercialization of approved products and general and administrative costs to support our operations. Selling expenses generally include share-based compensation, salary-related expenses, product marketing and sales operations costs, and other costs incurred to support our sales efforts. General and administrative expenses include our core corporate support functions such as human resources, finance and legal, as well as external costs such as insurance premiums, legal fees and other professional service fees.

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

Share-Based Compensation

As discussed above, our operating expenses, and thus net income, are often materially impacted by the recognition of share-based compensation expense (benefit) associated with awards granted under our share tracking award plans (STAP), as the fair value of these awards varies with the changes in our stock price. The fair values of STAP awards and potential stock option grants are measured using inputs and assumptions under the Black-Scholes-Merton model that can materially impact the amount of compensation expense (benefit) for a given period. We account for STAP awards as liabilities because they are settled in cash. As such, we must re-measure the fair value of outstanding STAP awards at the end of each financial reporting period until the awards are no longer outstanding. Changes in our STAP-related liability resulting from such re-measurements are recorded as adjustments to share-based compensation expense (benefit) and can create substantial volatility within our operating expenses from financial reporting period to period.

In June 2015, our shareholders approved the United Therapeutics Corporation 2015 Stock Incentive Plan (the 2015 Plan). With the approval of the 2015 Plan, which authorizes the grant of up to 6,150,000 shares of our common stock, we have ceased granting STAP awards and have modified our equity compensation programs to grant stock options going forward to employees and non-employee directors who previously received STAP awards. No further awards will be granted under the 1999 Plan.

Through December 31, 2014, we were contractually obligated to award stock options each year to our Chairman and Co-Chief Executive Officer, Dr. Rothblatt, based on a formula tied to the growth (if any) in our market capitalization. These awards were granted at year-end under our Amended and Restated Equity Incentive Plan (the 1999 Plan), and vested immediately upon grant. We accrued compensation expense for Dr. Rothblatt’s estimated stock option grant when we determined that it was probable that the performance criteria would be met. Beginning in 2015, Dr. Rothblatt’s long term incentive compensation will be similar to other employees in that she will be eligible for an annual grant of performance-based stock options based on the achievement of our annual corporate milestones, which will vest over a four-year period from the grant date. Accordingly, there will be no share-based compensation expense recorded in calendar year 2015 for Dr. Rothblatt as the annual grant of performance-based stock options will be granted in calendar year 2016, if earned, based upon 2015 performance.

Major Research and Development Projects

Our major research and development projects focus on: (1) the use of prostacyclin analogues and other therapies, as well as lung transplantation technologies, to treat cardiopulmonary diseases; (2) monoclonal antibodies to treat cancer; and (3) glycobiology antiviral agents to treat infectious diseases.

Cardiopulmonary Disease Projects

Remodulin Implantable System

In 2009, we entered into an agreement with Medtronic, Inc. (Medtronic) providing us exclusive rights in the United States, Canada, France, Germany, Italy, Japan to develop Medtronic’s proprietary intravascular infusion catheter to be used with its SynchroMed® II implantable infusion pump and related infusion system components (together referred to as the Remodulin Implantable System) in order to deliver Remodulin for the treatment of PAH. If the Remodulin Implantable System is successful, it could reduce many of the patient burdens and other complications associated with the use of external pumps to administer prostacyclin analogues. With our funding, Medtronic completed the DelIVery clinical trial, in order to study the safety of the Remodulin Implantable System while administering Remodulin. The primary objective was to demonstrate a rate of catheter-related complications below 2.5 per 1,000 patient-days while using the Remodulin Implantable System to deliver Remodulin. In September 2013, Medtronic informed us that this primary objective was met (p<0.0001). In December 2014, Medtronic completed other stability, compatibility and technical assessments of the Remodulin Implantable System, including modifications to its hardware and software, and submitted a premarket approval application (PMA) seeking FDA approval for the catheter and labeling changes. Medtronic received notification that the PMA was accepted for review in January 2015. Medtronic is responsible for responding to any FDA requests for additional information concerning the use of the Remodulin Implantable System with Remodulin.

In January 2015, we submitted a supplemental New Drug Application (NDA) with new labeling requesting FDA approval to allow the use of Remodulin with the Remodulin Implantable System. The FDA has indicated that our submission will be treated as a new NDA and asked us to resubmit the supplement as a new NDA.

In March 2015, the FDA requested that Medtronic amend its PMA for the Remodulin Implantable System to reflect an amendment to the SynchroMed II PMA separately submitted by Medtronic’s neuromodulation business unit, and issued a refuse-to-file letter with respect to our NDA for the Remodulin Implantable System. FDA has asked Medtronic to amend its PMA to include additional information. Once Medtronic’s amended PMA has been submitted and accepted by FDA, and our resubmission has been submitted and accepted, we anticipate a ten-month review process by FDA.

In April 2015, the FDA filed a consent decree requiring Medtronic to stop manufacturing, designing and distributing SynchroMed II implantable infusion pump systems, except in limited circumstances, citing violations of the quality system regulation for medical devices. The consent decree will remain in effect until the FDA has determined that Medtronic has met all the provisions listed in the consent decree. We are currently assessing the impact of this consent decree on our program to develop the Remodulin Implantable System.

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

Tyvaso

In connection with Tyvaso’s approval by the FDA, we agreed to a post-marketing requirement (PMR) obligating us to conduct an additional study to continue to assess the safety of Tyvaso. In accordance with our PMR, we were required to complete a long-term observational study in the United States that includes 1,000 patient years of follow-up in patients treated with Tyvaso and 1,000 patient years of follow-up in control patients receiving other PAH treatments, to evaluate the potential association between Tyvaso and oropharyngeal and pulmonary toxicity. We completed this study and submitted the results of the study to the FDA in June 2015. In addition, we are developing further enhancements intended to make the Tyvaso Inhalation System easier to use.

Orenitram

In December 2013, the FDA approved Orenitram for the treatment of PAH in WHO Group 1 patients to improve exercise capacity. The primary study that supported efficacy of Orenitram was a 12-week monotherapy study (FREEDOM-M) in which PAH patients were not on any approved background therapy.

We believe that in order for Orenitram to reach its full commercial potential, we need to complete further studies to support an amendment to Orenitram’s label to indicate that Orenitram delays morbidity and mortality (also known as “time to clinical worsening”) in patients who are on an approved oral background therapy. As such, we are enrolling up to 610 patients in a phase IV clinical trial called FREEDOM-EV, which began in 2012. FREEDOM-EV is a placebo-controlled study of patients who enter the study on an approved background therapy, and one of the two primary endpoints of the study is the time to clinical worsening.

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

We are also engaged in preclinical development of several regenerative technologies for creating transplantable lung tissue and whole lungs for patients with end-stage lung disease, as well as other technologies intended to improve outcomes for lung transplant recipients. We have commenced a clinical trial in the United States to study the use of ex-vivo lung perfusion technology originally developed in Canada (where it is already used commercially) to provide extended preservation and assessment of donated lungs that are initially rejected for transplantation.

In 2014, we completed the construction of the only laboratory facility in the United States devoted to performing ex-vivo lung perfusion on a fee-for-service basis.  In June 2015, we entered into a collaboration agreement with the Mayo Clinic in Jacksonville, Florida (Mayo) to build and operate a second such facility. We are responsible for nearly all costs associated with the construction of the facility on Mayo’s campus, as well as the ongoing operating expenses for the facility. Construction of the facility is expected to be completed in late 2017.

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

On March 10, 2015, the FDA approved our Biologics License Application (BLA) for Unituxin, in combination with granulocyte-macrophage colony-stimulating factor (GM-CSF), interleukin-2 (IL-2), and 13-cis-retinoic acid (RA), for the treatment of pediatric patients with high-risk neuroblastoma who achieve at least a partial response to prior first-line multiagent, multimodality therapy. We commenced sales of Unituxin in the third quarter of 2015. In May 2015, the EMA’s Committee for Medicinal Products for Human Use issued a positive opinion recommending approval of our marketing authorization application for Unituxin. We expect to receive European Commission approval during the third quarter of 2015, and thereafter plan to commence commercial sales in individual European countries following pricing and reimbursement approvals on a country-by-country basis.

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

In conjunction with the BLA approval for Unituxin, the FDA awarded us a Rare Pediatric Priority Review Voucher. The voucher can be sold (without limitation), and the holder of the voucher can redeem it with a subsequently filed NDA or BLA, which would require the FDA to meet the review goals for a priority review (a six-month review process), as opposed to a standard review (generally, a ten- to twelve-month review process).

Infectious Disease Projects

Pursuant to our research agreement with the University of Oxford (Oxford), we have the exclusive right to commercialize a platform of glycobiology antiviral drug candidates in various preclinical stages of testing for the treatment of a wide variety of viruses. Through our research agreement with Oxford, we are also supporting the research of new glycobiology antiviral drug candidates and technologies. We are currently testing many of these compounds in preclinical studies and we continue to synthesize new agents that we may elect to test.

In 2011, we were awarded a cost plus fixed fee contract under a Broad Agency Announcement from the National Institute of Allergy and Infectious Diseases (NIAID) of the NIH for studies directed toward the development of a broad spectrum antiviral drug with a primary indication for dengue and a secondary indication for influenza, based on our glycobiology antiviral platform. The award consists of a base award and eight milestone-based options to expand the project and funding under the contract. To date, we have received contract modifications exercising five of these options, increasing total committed contract funding to $28.1 million. The aggregate value of the contract assuming the exercise of all eight options is $45.6 million. We recognize revenue under this contract to the extent of allowable costs incurred, plus a proportionate amount of fees earned. Related revenues are included under the caption Other Revenues on our consolidated statements of operations.

We began enrolling a phase I clinical trial of our lead antiviral candidate, an alpha-glucosidase inhibitor called UV-4B, for the treatment of dengue in the third quarter of 2014. In November 2014, the FDA granted orphan drug designation for UV-4B for the treatment of acute dengue illness. We are also performing preclinical studies of UV-4B for the treatment of patients with influenza.

Future Prospects

The extent of our future success is dependent on, among other things, how well we achieve the following objectives: (1) in the near term, continued sales growth of our current commercial products by increasing our market share and launching enhancements designed to improve patient care, such as new delivery systems for Remodulin, and growing sales of Orenitram; (2) in the medium term, augmenting our near-term product growth through: (a) the successful launch of Orenitram for use in combination with other oral therapies following positive FREEDOM-EV results, and (b) the launch of esuberaprost in combination with Tyvaso following positive results of the BEAT study; and (3) in the long term, supplementing our oral, inhaled and infused PAH therapy revenues by introducing transplantable cells, tissues and organs that may prove effective in treating PAH and other end-stage diseases.

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

Financial Position

Cash, cash equivalents and marketable securities at June 30, 2015 and December 31, 2014 (excluding restricted amounts of $5.4 million) were $556.2 million and $812.8 million, respectively. The decrease of $256.6 million in unrestricted cash, cash equivalents and marketable securities resulted primarily from the use of $336.8 million to repurchase shares of our common stock and use of $104.3 million to settle early conversions of our Convertible Notes, offset by $149.9 million of cash generated from operating activities.

Other current assets increased by $93.0 million from $49.4 million at December 31, 2014 to $142.4 million at June 30, 2015. The increase is primarily due to an increase in current deferred tax assets and federal and state tax payments that we will apply against our 2015 annual tax liabilities.

Convertible Notes decreased $94.1 million from $126.4 million at December 31, 2014, to $32.3 million at June 30, 2015, as a result of the early conversions of $104.3 million of our Convertible Notes in the six months ended June 30, 2015, net of amortization of $2.4 million and $7.7 million for the unamortized discount written off for the early conversions of our Convertible Notes.  Refer to Note 9—Debt—Convertible Notes Due 2016 to our consolidated financial statements.

The STAP liability (current) increased by $72.7 million, from $282.1 million at December 31, 2014, to $354.8 million at June 30, 2015. The increase of the liability resulted from a 34 percent increase in the price of our common stock during the six-month period ending June 30, 2015, offset partially by exercises and forfeitures of STAP awards.

Additional paid-in capital was $1,695.0 million at June 30, 2015, compared to $1,376.1 million at December 31, 2014. The $318.8 million increase in additional paid-in capital primarily consisted of the following components: (1) $47.9 million in proceeds from stock option exercises and related tax benefits; (2) $265.9 million related to the common stock issued in connection with the early conversion of $104.3 million of our Convertible Notes based on the value of the closing price of our common stock on the date the shares were issued; and (3) $1.9 million in proceeds from the issuance of 20,214 shares of our common stock under our employee stock purchase plan.

The $600.1 million increase in treasury stock from $1,185.8 million at December 31, 2014 to $1,785.9 million at June 30, 2015, was driven by: (1) our repurchase of approximately 2.0 million shares of our common stock at a cost of $336.8 million during the six months ended June 30, 2015; and (2) $263.3 million reflecting the value of the receipt of approximately 1.6 million shares from our note hedge in connection with the early conversion of $104.3 million of our Convertible Notes based on the closing price of our common stock on the date the shares were received during the six months ended June 30, 2015. Refer to Note 11—Stockholders’ Equity—Share Repurchases and Note 9—Debt—Convertible Notes Due 2016 to our consolidated financial statements.

Three Months Ended June 30, 2015 and June 30, 2014

Revenues

The following table sets forth the components of net revenues (dollars in thousands):

	Three Months Ended June 30,		Percentage
	2015	2014	Change
Cardiopulmonary products:
Remodulin	$135,957	$138,152	(1.6)%
Tyvaso	115,841	121,227	(4.4)%
Adcirca	68,081	55,318	23.1%
Orenitram	25,870	6,632	290.1%
Other	1,412	1,473	(4.1)%
Total net revenues	$347,161	$322,802	7.5%

Revenues for the three months ended June 30, 2015 increased by $24.4 million, compared to the three months ended June 30, 2014. The growth in revenues for the quarter ended June 30, 2015, compared to the same quarter in 2014, resulted from a $19.2 million increase in Orenitram revenues due to an increase in the number of patients being treated and a $12.8 million increase in Adcirca revenues, primarily due to price increases.  For the three months ended June 30, 2015 and June 30, 2014, approximately 73 percent and 75 percent, respectively, of total net revenues were derived from our U.S.-based specialty pharmaceutical distributors.

The tables below include a reconciliation of the accounts associated with estimated rebates, prompt-pay discounts, sales allowances and distributor fees (in thousands):

	Three Months Ended June 30, 2015
	Rebates	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, April 1, 2015	$34,753	$3,136	$4,204	$336	$42,429
Provisions attributed to sales in:
Current period	44,393	8,130	570	1,314	54,407
Prior periods	(1,731)	—	375	121	(1,235)
Payments or credits attributed to sales in:
Current period	(8,287)	(4,522)	—	(896)	(13,705)
Prior periods	(28,175)	(3,144)	(475)	543	(31,251)
Balance, June 30, 2015	$40,953	$3,600	$4,674	$1,418	$50,645

	Three Months Ended June 30, 2014
	Rebates	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, April 1, 2014	$26,902	$2,637	$3,060	$1,910	$34,509
Provisions attributed to sales in:
Current period	25,144	5,766	383	1,652	32,945
Prior periods	557	—	247	(66)	738
Payments or credits attributed to sales in:
Current period	(3,424)	(2,748)	—	(710)	(6,882)
Prior periods	(22,863)	(2,637)	(324)	(2,047)	(27,871)
Balance, June 30, 2014	$26,316	$3,018	$3,366	$739	$33,439

Research and Development Expense

The table below summarizes research and development expense by major project and non-project component (dollars in thousands):

	Three Months Ended June 30,		Percentage
	2015	2014	Change
Project and non-project component:
Cardiopulmonary	$30,886	$28,274	9.2%
Share-based compensation expense	13,400	1,047	1,179.8%
Other	5,125	10,421	(50.8)%
Total research and development expense	$49,411	$39,742	24.3%

Share-based compensation. The increase in share-based compensation of $12.4 million for the three months ended June 30, 2015, compared to the same three-month period in 2014, was primarily due to a 1 percent increase in our stock price during the quarter ended June 30, 2015, compared to a 6 percent decrease during the same quarter in 2014.

Selling, General and Administrative Expense

The table below summarizes selling, general and administrative expense by major category (dollars in thousands):

	Three Months Ended June 30,		Percentage
	2015	2014	Change
Category:
General and administrative	$53,040	$47,889	10.8%
Sales and marketing	24,374	22,046	10.6%
Share-based compensation expense (benefit)	32,573	(1,904)	1,810.8%
Total selling, general and administrative expense	$109,987	$68,031	61.7%

General and administrative. The increase in general and administrative expense of $5.2 million for the three months ended June 30, 2015, compared to the same three-month period in 2014, resulted primarily from a $9.0 million increase in grants to non-profit organizations that provide financial assistance to patients with PAH and a $2.1 million increase in salaries and related expenses due to the growth of our operations, partially offset by an $8.0 million decrease in professional and consulting fees, primarily driven by a decrease in legal fees in connection with ongoing legal matters.

Share-based compensation expense (benefit). The increase in share-based compensation of $34.5 million for the three months ended June 30, 2015, compared to the same three-month period in 2014, was primarily due to a 1 percent increase in our stock price during the quarter ended June 30, 2015, as compared to a 6 percent decrease during the same quarter in 2014.

Cost of Product Sales

The table below summarizes cost of product sales by major category (dollars in thousands):

	Three Months Ended June 30,		Percentage
	2015	2014	Change
Category:
Cost of product sales	$14,748	$39,725	(62.9)%
Share-based compensation expense (benefit)	1,310	(1,016)	228.9%
Total cost of product sales	$16,058	$38,709	(58.5)%

Cost of product sales. The decrease in cost of product sales for the three months ended June 30, 2015, compared to the three months ended June 30, 2014, was due to the expiration of our royalty obligation to GlaxoSmithKline plc in October 2014. During the three months ended June 30, 2014, we incurred $24.1 million in royalty expense related to this royalty obligation.

Income Tax Expense

The provision for income tax expense is based on an estimated annual effective tax rate that is subject to adjustment in subsequent quarterly periods if components used to estimate the annual effective tax rate are updated or revised. Our estimated annual effective tax rates were approximately 42 percent and approximately 35 percent as of June 30, 2015 and June 30, 2014, respectively. Our 2015 estimated annual effective tax rate increased as of June 30, 2015 primarily due to an increase in non-deductible share-based compensation expense as compared to the prior year, which was driven largely by an increase in our stock price.

Six Months Ended June 30, 2015 and 2014

Revenues

The following table sets forth the components of net revenues (dollars in thousands):

	Six Months Ended June 30,		Percentage
	2015	2014	Change
Cardiopulmonary products:
Remodulin	$282,238	$274,259	2.9%
Tyvaso	229,221	228,313	0.4%
Adcirca	113,451	96,678	17.3%
Orenitram	46,756	6,632	605.0%
Other	2,999	6,323	(52.6)%
Total net revenues	$674,665	$612,205	10.2%

Revenues for the six months ended June 30, 2015 increased by $62.5 million, compared to the same period in 2014. The growth in revenues for the six months ended June 30, 2015, compared to the same period in 2014, resulted from a $40.1 million increase in Orenitram revenues due to an increase in the number of patients being treated and a $16.8 million increase in Adcirca revenues, primarily due to price increases. For each of the six-month periods ended June 30, 2015 and 2014, approximately 75 percent of total net revenues were derived from our U.S.-based specialty pharmaceutical distributors.

The tables below include a reconciliation of the accounts associated with estimated rebates, prompt-pay discounts, sales allowances and distributor fees (in thousands):

	Six Months Ended June 30, 2015
	Rebates	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, January 1, 2015	$31,616	$3,285	$4,028	$557	$39,486
Provisions attributed to sales in:
Current period	82,243	15,622	1,071	3,657	102,593
Prior periods	878	—	339	(255)	962
Payments or credits attributed to sales in:
Current period	(41,723)	(12,062)	—	(2,255)	(56,040)
Prior periods	(32,061)	(3,245)	(764)	(286)	(36,356)
Balance, June 30, 2015	$40,953	$3,600	$4,674	$1,418	$50,645

	Six Months Ended June 30, 2014
	Rebates	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, January 1, 2014	$22,475	$2,500	$2,862	$1,092	$28,929
Provisions attributed to sales in:
Current period	51,632	12,060	767	3,653	68,112
Prior periods	6,489	—	220	227	6,936
Payments or credits attributed to sales in:
Current period	(26,822)	(9,229)	—	(2,756)	(38,807)
Prior periods	(27,458)	(2,313)	(483)	(1,477)	(31,731)
Balance, June 30, 2014	$26,316	$3,018	$3,366	$739	$33,439

Research and Development Expense

The table below summarizes research and development expense by major project and non-project component (dollars in thousands):

	Six Months Ended June 30,		Percentage
	2015	2014	Change
Project and non-project component:
Cardiopulmonary	$57,780	$56,563	2.2%
Share-based compensation expense (benefit)	88,419	(25,528)	446.4%
Other	13,424	21,155	(36.5)%
Total research and development expense	$159,623	$52,190	205.8%

Share-based compensation expense (benefit).The increase in share-based compensation of $113.9 million for the six months ended June 30, 2015, compared to the same six-month period in 2014, was due to a 34 percent increase in our stock price during the six-month period ended June 30, 2015, compared to a 22 percent decrease during the same period in 2014.

Other.  The decrease in other research and development expenses of $7.7 million for the six months ended June 30, 2015 compared to the same six-month period in 2014, was primarily attributable to a $4.9 million decrease in expenditures for our development of Unituxin and a $2.3 million decrease in research and development expenses not allocated to specific projects.

Selling, General and Administrative Expense

The table below summarizes selling, general and administrative expense by major category (dollars in thousands):

	Six Months Ended June 30,		Percentage
	2015	2014	Change
Category:
General and administrative	$90,753	$91,037	(0.3)%
Sales and marketing	48,111	40,969	17.4%
Share-based compensation expense (benefit)	182,463	(33,760)	640.5%
Total selling, general and administrative expense	$321,327	$98,246	227.1%

Sales and marketing. The increase in sales and marketing expense of $7.1 million for the six months ended June 30, 2015, compared to the same six-month period in 2014, was driven by increases in marketing activities, salaries and other compensation related expenses as we expanded our sales personnel. The expansion of sales activities was primarily the result of marketing expenses after the launch of Orenitram in the second quarter of 2014 and preparation for the commercial launch of Unituxin in the third quarter of 2015.

Share-based compensation expense (benefit). The increase in share-based compensation of $216.2 million for the six months ended June 30, 2015, compared to the same six-month period in 2014, was due to a 34 percent increase in our stock price during the six-month period ended June 30, 2015, compared to a 22 percent decrease during the same period in 2014.

Cost of Product Sales

The table below summarizes cost of product sales by major category (dollars in thousands):

	Six Months Ended June 30,		Percentage
	2015	2014	Change
Category:
Cost of product sales	$25,904	$72,618	(64.3)%
Share-based compensation expense (benefit)	10,932	(3,309)	430.4%
Total cost of product sales	$36,836	$69,309	(46.9)%

Cost of product sales. The decrease in cost of product sales for the six months ended June 30, 2015, compared to the same period in 2014, was due to the expiration of our royalty obligation to GlaxoSmithKline plc in October 2014. During the six months ended June 30, 2014, we incurred $46.2 million in royalty expense related to this royalty obligation.

Share-based compensation. The increase in share-based compensation of $14.2 million for the six months ended June 30, 2015, compared to the same six-month period in 2014, was due to a 34 percent increase in our stock price during the six-month period ended June 30, 2015, compared to a 22 percent decrease during the same period in 2014.

Income Tax Expense

The provision for income tax expense is based on an estimated annual effective tax rate that is subject to adjustment in subsequent quarterly periods if components used to estimate the annual effective tax rate are updated or revised. Our estimated annual effective tax rates were approximately 42 percent and approximately 35 percent as of June 30, 2015 and June 30, 2014, respectively. Our 2015 estimated annual effective tax rate increased as of June 30, 2015, primarily due to an increase in estimated non-deductible share-based compensation expense as compared to the prior year, which was driven largely by an increase in our stock price.

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

Cash Flows

Operating Activities

Our operating assets and liabilities consist primarily of accounts receivable, inventories, accounts payable and accrued expenses, which include share-based compensation arrangements. During the periods presented in the accompanying financial statements, the combination of revenue growth and profitable operations has resulted in positive cash flows provided by operations.

Net cash provided by operating activities was $149.9 million for the six months ended June 30, 2015, compared to $56.1 million for the six months ended June 30, 2014. The $93.8 million increase in cash flows from operations was primarily due to the following year-over-year changes:

(i)             Increase in cash provided by operating activities:

•                  $79.5 million decrease in accounts receivable at June 30, 2015 as compared to June 30, 2014, due to higher cash collections in the current year as compared to the same period in the prior year;

•                  $65.8 million increase in product sales during the six-month period ended June 30, 2015 compared to the same period in 2014, which resulted in higher cash collections;

•                  $30.3 million decrease in cash paid for income taxes. Cash paid for income taxes during the six-month periods ended June 30, 2015 and June 30, 2014 was $110.1 million and $140.4 million, respectively. This decrease in cash paid for income taxes was due to an over-payment of prior year federal and state tax payments that we will apply against our current year tax liabilities; and

•                  The aggregation of individually immaterial changes to operating assets and liabilities.

(ii)  Decrease in cash provided by operating activities:

•                  $116.6 million increase in cash paid to settle STAP awards. Cash paid to settle STAP awards exercised during the six-month periods ended June 30, 2015 and June 30, 2014 was $178.3 million and $61.7 million, respectively.

Investing Activities

Net cash provided by investing activities was $99.5 million for the six months ended June 30, 2015, compared to $188.6 million for the six months ended June 30, 2014. The $89.0 million decrease reflects $111.6 million of cash provided from the net maturities of held-to-maturity investments during the six months ended June 30, 2015, compared to $265.1 million of cash provided from the net maturities of held-to-maturity investments during the same period in 2014. Due to the funding requirements for our ongoing share repurchase program and settlements of early conversions of our Convertible Notes, we have not been reinvesting the proceeds from our maturing investments. Further, $40.8 million of the decrease in net cash provided by investing activities related to purchases of cost method investments. In May 2014 we invested $50.0 million in SGI.

Financing Activities

Net cash used in financing activities was $391.2 million for the six months ended June 30, 2015, compared to $264.7 million for the six months ended June 30, 2014. The $126.6 million increase reflects $104.3 million in principal payments related to the early conversion of our Convertible Notes during the six months ended June 30, 2014, whereas there were no early conversions during the six months ended June 30, 2014.  The effects of the principal payments of the Convertible Notes were partially offset by a $40.7 million decrease in share repurchases during the six months ended June 30, 2015 compared to the same period in 2014. In addition, during the six months ended June 30, 2014, we borrowed $75 million under our line of credit (a source of financing funds) to fund operating activities. We did not make similar borrowings during the six months ended June 30, 2015.

Convertible Senior Notes

In October 2011, we issued the Convertible Notes with an aggregate principal value of $250.0 million. Please see Note 9—Debt, to our consolidated financial statements contained elsewhere in this Quarterly Report on Form 10-Q, for a description of the Convertible Notes. As of June 30, 2015, the outstanding principal balance of our Convertible Notes was $34.5 million.

Between July 14, 2015 and August 7, 2015, we expect to settle conversion requests representing $2.9 million in principal value of Convertible Notes. In addition, we expect to issue shares of our common stock to the converting note holders, and to receive an equivalent number of shares under our note hedge with Deutsche Bank AG London at the settlement dates, which will be placed into our treasury stock account.

Line of Credit

In September 2013, we entered into a one-year Credit Agreement (the Credit Agreement) with Wells Fargo Bank, National Association (Wells Fargo) providing us a $75.0 million revolving loan facility, which may be increased by up to an additional $75.0 million provided certain conditions are met. In July 2015, we amended the Credit Agreement solely to extend its maturity to September 30, 2017. We use this facility for general corporate purposes. At our option, amounts borrowed under the Credit Agreement bear interest at either the one-month LIBOR rate plus a 0.50 percent margin, or a fluctuating base rate excluding any margin. In addition, we are subject to a monthly commitment fee at a rate of 0.06 percent per annum based on the average daily unused balance of the facility. Amounts borrowed under the Credit Agreement are secured by certain of our marketable investments. As of June 30, 2015, we had no outstanding balance on the line of credit.

Share Tracking Awards Plans

Awards granted under our STAP entitle participants to receive in cash an amount equal to the appreciation in our common stock, which is calculated as the increase in the closing price of our common stock between the grant date and the exercise date. Cash requirements associated with the exercise of awards will likely be significant, with the actual requirements dependent on future stock price fluctuation and STAP award exercise activity. At June 30, 2015, the aggregate liability associated with vested STAP awards was $305.9 million. We review the potential future cash requirements of the STAP program at least annually. Based on our review, we believe we currently have sufficient cash and cash equivalents and borrowing capacity to fund any STAP awards that could be exercised during 2015 and beyond. Following the adoption of the 2015 Plan, which is discussed above under Operating Expenses—Share-Based Compensation, we discontinued the issuance of STAP awards and modified our compensation programs to provide for future awards in the form of stock options instead of STAP awards.

Share Repurchases

From time to time, our Board of Directors may authorize plans to repurchase our common stock. In June 2014, our Board of Directors authorized the repurchase of up to $500.0 million of our common stock. This program became effective on August 1, 2014, and will remain open for up to one year. During the three-month period ended June 30, 2015, we acquired 1,022,327 shares of our common stock at an aggregate cost of $184.6 million under this program. As of June 30, 2015, we had $57.6 million in remaining repurchase authorization under the repurchase program, and we expect to substantially exhaust the full $500 million in authorized repurchases on or prior to the program’s expiration on August 1, 2015.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2015, we have invested $307.2 million in debt securities issued by corporations and federally-sponsored agencies. The market value of these investments varies inversely with changes in current market interest rates. In general, as interest rates increase, the market value of these debt securities would be expected to decrease. Conversely, as interest rates decrease, the market value of these debt securities would be expected to increase. To address market risk, we invest in debt securities that mature within three years and hold these investments to maturity so that they can be redeemed at their stated or face value. At June 30, 2015, our investments had a weighted average stated interest rate of approximately 0.75 percent and a weighted average maturity of approximately 1.0 year. Many of our investments are callable prior to maturity.

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

Item 4.  CONTROLS AND PROCEDURES

Based on their evaluation, as of June 30, 2015, our Chairman and Co-Chief Executive Officer, President and Co-Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, summarized, processed and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chairman and Co-Chief Executive Officer, President and Co-Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Please refer to Note 15—Litigation, to our consolidated financial statements contained elsewhere in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

•                  The timing and outcome of clinical studies, other research and development efforts, and related regulatory filings, including: (1) our plans to complete our FREEDOM-EV study of Orenitram; (2) our aim to obtain United States Food and Drug Administration (FDA) approval for Orenitram as a combination therapy; (3) our plan to file for approval of Orenitram in Europe upon the successful completion of the FREEDOM-EV study; (4) our phase III clinical trial of esuberaprost in combination with Tyvaso, and our expectation that we will terminate our license agreement with Toray if we are not successful in securing FDA approval of esuberaprost following this study; and (5) our collaboration with DEKA Research & Development Corp. to develop a pre-filled, semi-disposable pump system for subcutaneous Remodulin;

•                  The expected likelihood and timing of regulatory submissions and approvals for drug candidates under development and the timing of related sales, including pending regulatory filings by Medtronic, Inc. (Medtronic) and us with respect to the Remodulin Implantable System, and our expectation that we will receive marketing authorization for Unituxin in Europe during the third quarter of 2015;

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

•                  Our expectations regarding our ability to defend our intellectual property relating to Remodulin against generic and other challenges, including but not limited to our ongoing litigation with Sandoz Inc. (Sandoz) and Teva Pharmaceuticals USA, Inc. (Teva) related to Remodulin, and our ongoing litigation with Watson Laboratories, Inc. (Watson) related to Tyvaso;

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

Risks Related to Our Business

We rely heavily on sales of Remodulin, Tyvaso, Orenitram and Adcirca to generate revenues and support our operations.

Sales of Remodulin, Tyvaso and Adcirca comprise substantially all of our revenues, and we expect Orenitram to contribute significantly to our revenues in the future. A wide variety of events, many of which are described in other risk factors below, could cause sales of these products to decline. For instance, we would be unable to sell any of these products if their regulatory approvals were withdrawn. Any substantial change in the prescribing practices or dosing patterns of patients using Remodulin, Tyvaso, Orenitram or Adcirca due to combination or competing therapies, side effects, adverse events, deaths or any other reasons could decrease related revenues. We also face potential generic competition. For example, during the fourth quarter of 2012, generic sildenafil became commercially available, which could negatively affect future demand for Adcirca. We are also defending our intellectual property related to Remodulin and Tyvaso against generic challenges by generic companies. In addition, we rely on third parties to produce, market, distribute and sell all of our commercial products. The inability of any one of these third parties to perform these functions satisfactorily could result in a reduction in sales. In addition, any failure to effectively manage our internal production processes could result in an inability to meet patient demand. Because we are highly dependent on sales of Remodulin, Tyvaso and Adcirca, as well as on future growth in sales of Orenitram, a reduction in sales of any one of these products could have a material adverse impact on our operations.

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

We compete with well-established drug companies for, among other things, funding, licenses, expertise, personnel, clinical trial patients and investigators, consultants and third-party collaborators. We also compete with these companies for market share. Most of these competitors have substantially greater financial, marketing, manufacturing, sales, distribution and technical resources, and a larger number of approved products, than we do. These competitors also possess greater experience in areas critical to success such as research and development, clinical trials, sales and marketing and regulatory matters. There are several treatments that compete with our commercial therapies, as well as several other therapies under development, such as Actelion’s Uptravi® (selexipag) drug candidate, which is an oral prostacyclin IP receptor agonist. For the treatment of PAH, we compete with a number of approved products in the United States and worldwide, including the following: Adempas®, Flolan®, Ilomedin®, Letairis®, Opsumit®, Revatio®, Tracleer®, Veletri®, Volibris®, Ventavis®, generic epoprostenol and generic sildenafil citrate. Patients and doctors may perceive these competing products, or products developed in the future, as safer, more effective, more convenient and/or less expensive than our therapies. Alternatively, doctors may reduce the prescribed doses of our products if they prescribe them in combination with our competitors’ products. In addition, many competing PAH therapies are less invasive than Remodulin and the use of these products may delay or prevent initiation of Remodulin therapy. Any of these circumstances could negatively impact our operating results.

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

We must be able to produce sufficient quantities of our commercial products to satisfy the growing demand for our products. We produce Remodulin, Orenitram, Tyvaso and Unituxin, including the active ingredient in each of these products, at our own facilities and rely on third parties for additional production capacity. We rely on Minnetronix, Inc. as the sole manufacturer of the Tyvaso Inhalation System, and on Eli Lilly and Company (Lilly) as the sole manufacturer of Adcirca.

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

In addition, our internal production process also subjects us to risks as we engage in increasingly complex production processes. For example, Remodulin, Tyvaso and Unituxin must be formulated in a sterile environment, which is challenging to maintain on a commercial scale. In addition, Unituxin is a monoclonal antibody. As with all biologic products, monoclonal antibodies are inherently more difficult to produce than our treprostinil-based products and involve increased risk of viral and other contaminants. Finally, we have limited experience producing Orenitram and Unituxin on a commercial scale, and currently all Orenitram and Unituxin production is performed internally. It could take substantial time to establish an FDA-approved contract manufacturer as a back-up supplier of our newest products, Orenitram and Unituxin, or this process may not be successful at all.

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

We rely on Accredo Health Group, Inc. (Accredo) and CVS Health Corporation (CVS) to distribute and sell Remodulin, Tyvaso and Orenitram in the United States. These distributors are also partially responsible for negotiating reimbursements from third-party payers for the cost of our therapies. We also rely on ASD Specialty Healthcare, Inc. to distribute and sell Unituxin in the United States.  From time-to-time, we increase the price of products sold to our U.S.-based and international distributors. Our price increases may not be fully reimbursed by third-party payers. If our distributors do not achieve acceptable profit margins on our products, they may reduce or discontinue the sale of our products. Furthermore, if our distributors devote fewer resources to sell our products or are unsuccessful in their sales efforts, our revenues may decline materially. Outside the U.S., we are substantially reliant on our international distributors to maintain regulatory approvals for our products and to market and sell our products in compliance with applicable laws and regulations.

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

We rely heavily on Medtronic for the success of our program to develop an implantable pump to deliver intravenous Remodulin (the Remodulin Implantable System). Medtronic has completed a clinical study in this regard, and submitted a premarket approval application (PMA) seeking FDA approval for the Remodulin Implantable System. We rely on Medtronic to respond to FDA requests for additional information with respect to its PMA, and following approval we will rely on Medtronic to manufacture the Remodulin Implantable System and to maintain appropriate quality controls relating to the system. We also note that Medtronic has received a consent decree requiring the company to stop manufacturing, designing and distributing SynchroMed II implantable infusion pump systems, except in limited circumstances, citing violations of the quality system regulation for medical devices. The consent decree will remain in effect until the FDA has determined that Medtronic has met all the provisions listed in the consent decree. We are currently assessing the impact of this consent decree on our program to develop the Remodulin Implantable System. As such, we can provide no assurances as to the timing or likelihood of the Remodulin implantable pump program’s success.

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

In December 2013 we received a subpoena from the OIG reflecting a civil investigation by the United States Department of Justice, principally represented by the United States Attorney’s Office for the District of Maryland. The subpoena requested documents regarding Remodulin, Tyvaso and Adcirca, including our marketing practices relating to these products. For further details, see Note 15— Litigation, to our consolidated financial statements contained elsewhere in this Quarterly Report on Form 10-Q.

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

The validity, enforceability and scope of certain of our patents covering Remodulin and Tyvaso are currently being challenged as a result of abbreviated new drug application (ANDA) filings by generic drug companies. The outcome of current or future challenges with respect to the validity, enforceability or scope of our patents could significantly reduce revenues from Remodulin and Tyvaso.

Both Sandoz and Teva have filed ANDAs seeking FDA approval to market generic versions of Remodulin, and Watson has filed an ANDA seeking FDA approval to market a generic version of Tyvaso. We have filed lawsuits against Sandoz, Teva and Watson in the U.S. District Court for the District of New Jersey alleging patent infringement. For details on the status of these proceedings, please see Part II, Item 1.—Legal Proceedings and Note 15— Litigation, to our consolidated financial statements, contained elsewhere in this Quarterly Report on Form 10-Q.

There can be no assurance that we will prevail in our defense of our patent rights, or that additional challenges from other ANDA filers will not surface with respect to Remodulin, Tyvaso or our other treprostinil-based product, Orenitram. Our existing patents could be invalidated, found unenforceable or found not to cover one or more generic forms of Remodulin, Tyvaso or Orenitram. If any ANDA filer were to receive approval to sell a generic version of Remodulin, Tyvaso or Orenitram and/or prevail in any patent litigation, the affected product would become subject to increased competition and our revenue would decrease.

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

The price of common stock can be highly volatile within the pharmaceutical and biotechnology sector. Consequently, there can be significant price and volume fluctuations in the market that may not relate to operating performance. The following table sets forth the high and low closing prices of our common stock for the periods indicated:

	High	Low
January 1, 2015—June 30, 2015	$188.56	$124.93
January 1, 2014—December 31, 2014	$136.16	$86.14
January 1, 2013—December 31, 2013	$114.51	$51.64

The price of our common stock could decline sharply due to the following factors, among others:

•                  Failure to meet estimates or expectations of securities analysts;

•                  Quarterly and annual financial results;

•                  Timing of enrollment and results of our clinical trials;

•                  Announcements by us or others regarding generic or other challenges to the intellectual property relating to our products, including developments with respect to the ANDAs filed by generic companies relating to certain of our Remodulin and Tyvaso patents and to our pending lawsuits defending our patent rights;

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

In recent years, our Board of Directors has authorized several programs to repurchase our common stock, including a $500.0 million share repurchase program effective during the one-year period that began on August 1, 2014. The price of our common stock may, in part, reflect expectations that our repurchase program will be fully consummated or that additional repurchase programs will be authorized once the current program terminates. Our current share repurchase program does not obligate us to acquire any specific number of shares and any further repurchase programs are subject to the approval of our Board of Directors. If we fail to meet analyst or investor expectations regarding repurchase programs, our stock price may decline.

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

Provisions of Delaware law and our amended and restated certificate of incorporation, fourth amended and restated by-laws, shareholder rights plan, Convertible Notes, convertible note hedge transaction and employment and license agreements, among other things, could prevent or delay a change of control or change in management that may be beneficial to our public shareholders.

Certain provisions of Delaware law and our amended and restated certificate of incorporation, fourth amended and restated by-laws and shareholder rights plan may prevent, delay or discourage:

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

We enter into certain license agreements that generally prohibit our counterparties or their affiliates from taking necessary steps to acquire or merge with us, directly or indirectly throughout the term of these agreements, plus a specified period thereafter. We are also party to certain license agreements that restrict our ability to assign or transfer the rights licensed to us to third parties, including parties with whom we wish to merge, or those attempting to acquire us. These agreements often require that we obtain prior consent of the counterparties to these agreements if we are contemplating a change of control. If these counterparties withhold consent, related agreements could be terminated and we would lose related license rights. For example, both Lilly and Toray have the right to terminate our license agreements relating to Adcirca and esuberaprost, respectively, in the event of certain change of control transactions. These restrictive change of control provisions could impede or prevent mergers that could benefit our shareholders.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)(1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs(2)
Beginning repurchase authority				$242,197,977
April 1, 2015 - April 30, 2015	289,938	$180.23	289,938	189,942,627
May 1, 2015 - May 31, 2015	281,822	177.01	281,822	140,058,412
June 1, 2015 - June 30, 2015	450,567	182.91	450,567	57,646,134
Total	1,022,327	$180.52	1,022,327	$57,646,134

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

UNITED THERAPEUTICS CORPORATION

July 28, 2015	/s/ MARTINE A. ROTHBLATT
	By:	Martine A. Rothblatt, Ph.D.
	Title:	Chairman and Co-Chief Executive Officer
(Co-Principal Executive Officer)

/s/ ROGER A. JEFFS
	By:	Roger A. Jeffs, Ph.D.
	Title:	President and Co-Chief Executive Officer
(Co-Principal Executive Officer)

/s/ JAMES C. EDGEMOND
	By:	James C. Edgemond
	Title:	Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-76409).

3.2

Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed June 28, 2010.

3.3	Fourth Amended and Restated By-laws of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed June 29, 2015.

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

4.4	Form of 1.0% Convertible Senior Notes due September 15, 2016, incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed October 17, 2011.

10.1	United Therapeutics Corporation 2015 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on June 29, 2015.

10.2

Form of Grant Notice and Standard Terms and Conditions for Non-Qualified Stock Options Granted to Non-Employee Directors under the United Therapeutics Corporation 2015 Stock Incentive Plan, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on June 29, 2015.

10.3

Form of Grant Notice and Standard Terms and Conditions for Non-Qualified Stock Options Granted to Certain Executives under the United Therapeutics Corporation 2015 Stock Incentive Plan, incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on June 29, 2015.

10.4

Form of Grant Notice and Standard Terms and Conditions for Non-Qualified Stock Options Granted to Employees under the United Therapeutics Corporation 2015 Stock Incentive Plan, incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed on June 29, 2015.

10.5

Amendment No. 2 to Credit Agreement, dated as of July 24, 2015, by and among the Registrant, the lenders party thereto from time to time, Wells Fargo Bank, National Association, as the Administrative Agent, and a subsidiary of the Registrant, as guarantor.

10.6	First Amendment to the United Therapeutics Corporation Amended and Restated Equity Incentive Plan, effective as of June 2, 2015.

31.1	Certification of Co-Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Co-Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.3	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Co-Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Co-Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the SEC on July 28, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) the Consolidated Statements of Operations for the three- and six-month periods ended June 30, 2015 and 2014, (iii) the Consolidated Statements of Comprehensive Income for the three- and six-month periods ended June 30, 2015 and 2014, (iv) the Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2015 and 2014, and (v) the Notes to Consolidated Financial Statements.