Form 10-Q
period 2015-09-30
UNITED THERAPEUTICS Corp
filed 2015-10-27
CIK 1082554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2015

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

The number of shares outstanding of the issuer’s common stock, par value $.01 per share, as of October 21, 2015 was 45,629,412.

PART I.  FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

UNITED THERAPEUTICS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$765,205	$397,697
Marketable investments	156,630	297,842
Accounts receivable, net of allowance of none for 2015 and 2014	179,642	162,287
Inventories, net	80,844	66,927
Other current assets	46,202	49,444
Total current assets	1,228,523	974,197
Marketable investments	91,706	122,658
Goodwill and other intangibles, net	28,533	29,465
Property, plant and equipment, net	474,770	478,421
Deferred tax assets, net	182,600	181,721
Other assets	153,101	97,948
Total assets	$2,159,233	$1,884,410

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$113,346	$85,382
Convertible notes	30,017	126,414
Share tracking awards plan	214,017	282,101
Other current liabilities	199,962	10,413
Total current liabilities	557,342	504,310
Other liabilities	122,522	114,526
Total liabilities	679,864	618,836
Commitments and contingencies:
Temporary equity	12,499	23,218
Stockholders’ equity:
Preferred stock, par value $.01, 10,000,000 shares authorized, no shares issued	—	—
Series A junior participating preferred stock, par value $.01, 100,000 shares authorized, no shares issued	—	—
Common stock, par value $.01, 245,000,000 shares authorized, 68,460,587 and 65,988,561 shares issued, and 45,583,017 and 47,107,709 shares outstanding at September 30, 2015 and December 31, 2014, respectively	685	660
Additional paid-in capital	1,723,888	1,376,141
Accumulated other comprehensive loss	(21,930)	(16,734)
Treasury stock, 22,877,570 and 18,880,852 shares at September 30, 2015 and December 31, 2014, respectively	(1,850,882)	(1,185,825)
Retained earnings	1,615,109	1,068,114
Total stockholders’ equity	1,466,870	1,242,356
Total liabilities and stockholders’ equity	$2,159,233	$1,884,410

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Revenues:
Net product sales	$384,708	$328,269	$1,056,374	$934,152
Other	1,513	1,681	4,512	8,004
Total revenues	386,221	329,950	1,060,886	942,156
Operating expenses:
Research and development	9,527	118,876	169,150	171,067
Selling, general and administrative	(17,276)	202,507	304,051	300,753
Cost of product sales	6,891	40,803	43,727	110,113
Total operating expenses	(858)	362,186	516,928	581,933
Operating income (loss)	387,079	(32,236)	543,958	360,223
Other (expense) income:
Interest expense	(834)	(4,709)	(4,189)	(14,065)
Other, net	618	1,112	(1,364)	4,258
Gain on sale of intangible asset	350,000	—	350,000	—
Total other income (expense), net	349,784	(3,597)	344,447	(9,807)
Income (loss) before income taxes	736,863	(35,833)	888,405	350,416
Income tax (expense) benefit	(272,438)	10,596	(341,410)	(126,277)
Net income (loss)	$464,425	$(25,237)	$546,995	$224,139
Net income (loss) per common share:
Basic	$10.20	$(0.53)	$11.86	$4.63
Diluted	$9.24	$(0.53)	$10.58	$4.12
Weighted average number of common shares outstanding:
Basic	45,531	47,297	46,105	48,427
Diluted	50,239	47,297	51,715	54,360

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Net income (loss)	$464,425	$(25,237)	$546,995	$224,139
Other comprehensive income (loss):
Foreign currency translation loss	(2,107)	(2,538)	(3,660)	(2,156)
Defined benefit pension plan:
Prior service cost arising during period, net of tax	—	—	—	(2,415)
Actuarial (loss) gain arising during period, net of tax	—	—	(2,110)	221
Less: amortization of actuarial loss and prior service cost included in net periodic pension cost, net of tax	148	226	629	678
Total defined benefit pension plan, net	148	226	(1,481)	(1,516)
Unrealized (loss) gain on available-for-sale securities, net of tax	(41)	9	(55)	(75)
Other comprehensive loss, net of tax	(2,000)	(2,303)	(5,196)	(3,747)
Comprehensive income (loss)	$462,425	$(27,540)	$541,799	$220,392

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2015	2014
	(Unaudited)
Cash flows from operating activities:
Net income	$546,995	$224,139
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,960	23,313
Share-based compensation expense	162,886	157,730
Gain on sale of intangible asset	(350,000)	—
Amortization of debt discount and debt issue costs	5,508	9,968
Amortization of discount or premium on investments	1,866	4,195
Other	(1,528)	1,478
Excess tax benefits from share-based compensation	(31,379)	(23,183)
Changes in operating assets and liabilities:
Accounts receivable	(17,356)	(13,324)
Inventories	(7,784)	(16,870)
Accounts payable and accrued expenses	25,825	35,855
Other assets and liabilities	(2,747)	(138,647)
Net cash provided by operating activities	357,246	264,654

Cash flows from investing activities:
Purchases of property, plant and equipment	(18,256)	(45,157)
Purchases of held-to-maturity investments	(62,781)	(115,170)
Maturities of held-to-maturity investments	232,424	491,833
Gain on sale of intangible asset	350,000	—
Purchase of investments under the cost method, net	(54,217)	(45,000)
Net cash provided by investing activities	447,170	286,506

Cash flows from financing activities:
Principal payments of debt	(107,116)	—
Payments to repurchase common stock	(394,484)	(403,158)
Proceeds from line of credit	—	140,000
Payments on the line of credit	—	(140,000)
Proceeds from the exercise of stock options	33,019	39,391
Issuance of stock under employee stock purchase plan	3,954	3,329
Excess tax benefits from share-based compensation	31,379	23,183
Net cash used in financing activities	(433,248)	(337,255)

Effect of exchange rate changes on cash and cash equivalents	(3,660)	(872)
Net increase in cash and cash equivalents	367,508	213,033
Cash and cash equivalents, beginning of period	397,697	284,258
Cash and cash equivalents, end of period	$765,205	$497,291

Supplemental schedule of cash flow information:
Cash paid for interest	$957	$4,743
Cash paid for income taxes	$116,906	$177,683
Non-cash investing activities and financing activities:
Non-cash additions to property, plant and equipment	$2,428	$3,298
Issuance of common stock upon conversion of convertible notes	$270,573	$—

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

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

We have approval from the United States Food and Drug Administration (FDA) to market the following therapies: Remodulin® (treprostinil) Injection (Remodulin), Tyvaso® (treprostinil) Inhalation Solution (Tyvaso), Adcirca® (tadalafil) Tablets (Adcirca), Orenitram® (treprostinil) Extended-Release Tablets (Orenitram) and UnituxinTM (dinutuximab) Injection (Unituxin). Remodulin has also been approved for distribution in various countries outside the United States, and Unituxin was granted marketing authorization by the European Medicines Agency in August 2015. We commenced commercial sales of Orenitram and Unituxin in the U.S. during the second quarter of 2014 and third quarter of 2015, respectively.

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

In our management’s opinion, the accompanying consolidated financial statements contain all adjustments, including normal, recurring adjustments, necessary to fairly present our financial position as of September 30, 2015, statements of operations and comprehensive income for the three- and nine-month periods ended September 30, 2015 and September 30, 2014 and cash flows for the nine-month periods ended September 30, 2015 and September 30, 2014. Interim results are not necessarily indicative of results for an entire year. In the operating section of our statement of cash flows, we reclassified the prior period amount within “current and deferred income tax expense” to “other assets and liabilities” to conform with the current period presentation.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09). ASU 2014-09 will eliminate transaction-specific and industry-specific revenue recognition guidance under current GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. ASU 2014-09 allows for either full retrospective or modified retrospective adoption. On July 9, 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606); Deferral of the Effective Date, which (a) delays the effective date of ASU 2014-09 by one year to annual periods beginning after December 15, 2017 and (b) allows early adoption of the ASU by all entities as of the original effective date for public entities. We are evaluating the transition method we will elect and the effects of the adoption of this ASU on our financial statements.

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

3. Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market (current replacement cost) and consist of the following, net of reserves (in thousands):

	September 30, 2015	December 31, 2014
Raw materials	$23,316	$21,317
Work-in-progress	24,092	15,994
Finished goods	33,436	29,616
Total inventories	$80,844	$66,927

4. Fair Value Measurements

We account for certain assets and liabilities at fair value and rank these assets within a fair value hierarchy (Level 1, Level 2 or Level 3). Our other current assets and our current liabilities have fair values that approximate their carrying values. Assets and liabilities subject to fair value measurements are as follows (in thousands):

	As of September 30, 2015
	Level 1	Level 2	Level 3	Balance
Assets
Money market funds(1)	$452,662	$—	$—	$452,662
Federally-sponsored and corporate debt securities(2)	—	248,566	—	248,566
Total assets	$452,662	$248,566	$—	$701,228
Liabilities
Convertible notes due 2016(3)	$90,370	$—	$—	$90,370
Contingent consideration(4)		—	9,700	9,700
Total liabilities	$90,370	$—	$9,700	$100,070

	As of December 31, 2014
	Level 1	Level 2	Level 3	Balance
Assets
Money market funds(1)	$298,416	$—	$—	$298,416
Federally-sponsored and corporate debt securities(2)	—	420,731	—	420,731
Total assets	$298,416	$420,731	$—	$719,147
Liabilities
Convertible notes due 2016(3)	$388,153	$—	$—	$388,153
Contingent consideration(4)	—	—	11,502	11,502
Total liabilities	$388,153	$—	$11,502	$399,655

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

(3)         Included in convertible notes on the accompanying consolidated balance sheets. The fair value of our Convertible Notes is estimated using Level 1 observable inputs since our Convertible Notes are trading with sufficient frequency such that we believe related pricing can be used as the primary basis for measuring their fair value. As of September 30, 2015 and December 31, 2014, the fair value of the Convertible Notes was substantially higher than their book value. This was primarily due to the excess conversion value of the notes compared to the notes’ par value, and the fact that any such excess would be paid in shares of our common stock.

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

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value because of their short maturities. The fair values of our marketable investments and our Convertible Notes are reported above within the fair value hierarchy. Refer to Note 8—Debt.

5. Investments

Marketable Investments

Marketable investments classified as held-to-maturity consist of the following (in thousands):

As of September 30, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government-sponsored enterprises	$72,473	$56	$(10)	$72,519
Corporate notes and bonds	175,863	191	(7)	176,047
Total	$248,336	$247	$(17)	$248,566
Reported under the following captions on the consolidated balance sheet:
Current marketable investments	$156,630
Noncurrent marketable investments	91,706
	$248,336

As of December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government-sponsored enterprises	$127,212	$118	$(39)	$127,291
Corporate notes and bonds	293,288	260	(108)	293,440
Total	$420,500	$378	$(147)	$420,731
Reported under the following captions on the consolidated balance sheet:
Current marketable investments	$297,842
Noncurrent marketable investments	122,658
	$420,500

The following table summarizes gross unrealized losses and the length of time marketable investments have been in a continuous unrealized loss position (in thousands):

	As of September 30, 2015		As of December 31, 2014
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Government-sponsored enterprises:
Continuous unrealized loss position less than one year	$9,990	$(10)	$15,293	$(39)
Continuous unrealized loss position greater than one year	—	—	—	—
	9,990	(10)	15,293	(39)
Corporate notes and bonds:
Continuous unrealized loss position less than one year	23,442	(7)	86,824	(97)
Continuous unrealized loss position greater than one year	—	—	3,443	(11)
	23,442	(7)	90,267	(108)
Total	$33,432	$(17)	$105,560	$(147)

We attribute gross unrealized losses pertaining to our held-to-maturity securities as of September 30, 2015 and December 31, 2014 to the variability in related market interest rates. We do not intend to sell these securities, nor is it more likely than not that we will be required to sell them prior to the end of their contractual terms. Furthermore, we do not believe that these securities expose us to undue market risk or counterparty credit risk. As such, we do not consider these securities to be other than temporarily impaired.

The following table summarizes the contractual maturities of held-to-maturity marketable investments (in thousands):

	September 30, 2015
	Amortized Cost	Fair Value
Due in less than one year	$156,630	$156,774
Due in one to two years	91,706	91,792
Due in three to five years	—	—
Due after five years	—	—
Total	$248,336	$248,566

Investments Held at Cost

As of September 30, 2015, we hold non-controlling equity investments of $137.2 million in privately-held corporations, including a $100.0 million investment in the preferred stock of Synthetic Genomics Inc., which we purchased in separate $50.0 million transactions in May 2014 and September 2015. We account for these investments under the cost method since we do not have the ability to exercise significant influence over these companies and their fair values are not readily determinable. The fair value of these investments has not been estimated at September 30, 2015, as we have not identified any events or developments indicating that their carrying amounts may be impaired. We include these investments within other assets on our accompanying consolidated balance sheets.

6. Goodwill and Other Intangible Assets

Goodwill and other intangible assets comprise the following (in thousands):

	As of September 30, 2015			As of December 31, 2014
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill	$10,264	$—	$10,264	$10,264	$—	$10,264
Other intangible assets:
Technology, patents and trade names	6,494	(4,660)	1,834	6,494	(4,100)	2,394
In-process, research and development	15,500	—	15,500	15,500	—	15,500
Customer relationships and non-compete agreements	4,369	(3,434)	935	4,369	(3,062)	1,307
Contract-based	1,270	(1,270)	—	1,270	(1,270)	—
Total	$37,897	$(9,364)	$28,533	$37,897	$(8,432)	$29,465

In September 2015, we sold the Rare Pediatric Priority Review Voucher (PPRV) we received from the FDA in connection with the approval of our Biologics License Application for Unituxin. In exchange for the voucher we received $350.0 million from AbbVie Ireland Unlimited Company (AbbVie), a wholly-owned subsidiary of AbbVie Inc. The proceeds from the sale of the PPRV were recognized as a gain on the sale of an intangible asset, as the PPRV did not have a carrying value on our consolidated balance sheet at the time of sale.

7. Share Tracking Award Plans

We previously issued awards under the United Therapeutics Corporation Share Tracking Awards Plan, adopted in June 2008 (2008 STAP) and the United Therapeutics Corporation 2011 Share Tracking Awards Plan, adopted in March 2011 (2011 STAP). We refer to the 2008 STAP and the 2011 STAP collectively as the “STAP” and awards granted and/or outstanding under either of these plans as “STAP awards.” STAP awards convey the right to receive in cash an amount equal to the appreciation of our common stock, which is measured as the increase in the closing price of our common stock between the dates of grant and exercise. STAP awards expire on the tenth anniversary of the date of grant, and in most cases they vest in equal increments on each anniversary of the grant date over a four-year period. We discontinued the issuance of STAP awards on June 26, 2015, when our shareholders approved a broad-based stock incentive plan enabling us to grant stock options and other forms of equity compensation to our employees. See Note 10—Stockholders’ Equity to these consolidated financial statements for information on the stock incentive plan.

The aggregate STAP liability balance was $268.5 million and $322.7 million at September 30, 2015 and December 31, 2014, respectively, of which $54.5 million and $40.6 million, respectively, have been classified as non-current liabilities under the caption “other liabilities” on our consolidated balance sheets based on their vesting terms.

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

The table below includes the assumptions used to measure the fair value of STAP awards:

	September 30, 2015	September 30, 2014
Expected volatility	34.5%	34.9%
Risk-free interest rate	1.2%	1.3%
Expected term of awards (in years)	4.1	3.9
Expected forfeiture rate	9.6%	9.9%
Expected dividend yield	0.0%	0.0%

A summary of the activity and status of STAP awards is presented below:

	Number of Awards	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at January 1, 2015	7,716,424	$62.59
Granted	1,655,388	159.68
Exercised	(1,942,757)	56.15
Forfeited	(176,722)	88.93
Outstanding at September 30, 2015	7,252,333	$85.83	7.5	$375,648
Exercisable at September 30, 2015	2,416,505	$66.02	6.3	$161,321
Expected to vest at September 30, 2015	4,363,029	$96.11	8.2	$191,867

The weighted average grant-date fair value of STAP awards granted during the nine-month periods ended September 30, 2015 and September 30, 2014 was $58.52 and $33.61, respectively.

Share-based compensation expense (benefit) recognized in connection with STAP awards is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Research and development	$(31,090)	$82,404	$57,132	$56,659
Selling, general and administrative	(82,384)	100,541	99,654	66,530
Cost of product sales	(8,129)	8,779	2,762	5,432
Share-based compensation (benefit) expense before taxes	(121,603)	191,724	159,548	128,621
Related income tax benefit (expense)	45,914	(69,596)	(60,241)	(46,689)
Share-based compensation (benefit) expense, net of taxes	$(75,689)	$122,128	$99,307	$81,932
Share-based compensation expense capitalized as part of inventory	$664	$467	$4,578	$1,028

Cash paid to settle STAP awards exercised during the nine-month periods ended September 30, 2015 and September 30, 2014 was $218.2 million and $97.9 million, respectively.

8. Debt

Line of Credit

In September 2013, we entered into a credit agreement with Wells Fargo Bank, National Association (Wells Fargo) providing us a $75.0 million revolving loan facility, which may be increased by up to an additional $75.0 million provided certain conditions are met. At our option, amounts borrowed under this credit agreement bear interest at either the one-month LIBOR rate plus a 0.50 percent margin, or a fluctuating base rate excluding any margin. In addition, we are subject to a monthly commitment fee of 0.06 percent per annum on the average daily unused balance of the facility. In July 2015, we amended the Credit Agreement solely to extend its maturity to September 30, 2017. Amounts borrowed under the credit agreement are secured by certain of our marketable investments. As of September 30, 2015, we had no outstanding balance on the facility. This credit agreement does not contain any financial covenants.

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

At September 30, 2015, the aggregate conversion value of the Convertible Notes exceeded their par value by $55.4 million using a conversion price of $131.24, the closing price of our common stock on September 30, 2015.

During the three-month period ended September 30, 2015, we settled conversion requests representing $2.9 million in principal value of our Convertible Notes. We paid $2.9 million in principal and issued 43,000 shares of our common stock during the settlement process. We received 43,000 shares of our common stock under our note hedge from Deutsche Bank AG London (DB London) which we placed into our treasury stock account. We recognized a $60,000 extinguishment loss with the settlement of these conversions. As of September 30, 2015, there were 663,000 shares of our common stock that could be issued upon future conversions of our outstanding Convertible Notes.

We have received additional conversion requests representing $26.0 million in principal value of our Convertible Notes, which will settle in the fourth quarter of 2015. Based on our stock price as of September 30, 2015, we expect that the full $26.0 million of principal will be paid in cash to the converting note holders, and that we will be required to issue shares of our common stock. We expect to receive an equal number of shares of our common stock under our note hedge with DB London and to recognize an estimated $395,000 extinguishment loss upon settlement of these conversions.

Interest expense incurred in connection with our Convertible Notes consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Contractual coupon rate of interest	$63	$582	$390	$1,832
Discount amortization	411	2,989	2,833	8,856
Interest expense—convertible notes	$474	$3,571	$3,223	$10,688

Components comprising the carrying value of the Convertible Notes include the following (in thousands):

	September 30, 2015	December 31, 2014
Principal balance	$31,634	$138,750
Discount, net of accumulated amortization of $5,714 and $19,819	(1,617)	(12,336)
Carrying amount	$30,017	$126,414

9. Temporary Equity

Temporary equity includes securities that: (1) have redemption features that are outside our control; (2) are not classified as an asset or liability; (3) are excluded from permanent stockholders’ equity; and (4) are not mandatorily redeemable. Amounts included in temporary equity relate to securities that are redeemable at a fixed or determinable price.

Components comprising the carrying value of temporary equity include the following (in thousands):

	September 30, 2015	December 31, 2014
Reclassification of Equity Component(1)	$1,617	$12,336
Common stock subject to repurchase(2)	10,882	10,882
Total	$12,499	$23,218

(1)         Represents the reclassification of the Equity Component equal to the unamortized debt discount of our Convertible Notes as of September 30, 2015 and December 31, 2014, respectively, from additional paid-in capital to temporary equity as our Convertible Notes were convertible at the election of their holders as noted above in Note 8—Debt—Convertible Notes Due 2016.

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

The components of basic and diluted earnings per common share comprised the following (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net income (loss) (numerator)	$464,425	$(25,237)	$546,995	$224,139
Denominator:
Weighted average outstanding shares — basic	45,531	47,297	46,105	48,427
Effect of dilutive securities(1):
Convertible notes(2)	479	—	1,141	2,753
Warrants	3,034	—	3,076	1,715
Stock options and employee stock purchase plan	1,195	—	1,393	1,465
Weighted average shares — diluted	50,239	47,297	51,715	54,360
Earnings (loss) per common share:
Basic	$10.20	$(0.53)	$11.86	$4.63
Diluted	$9.24	$(0.53)	$10.58	$4.12

Stock options, warrants, and shares of our common stock issued under our Convertible Notes excluded from calculation(2)	3,026	15,589	4,112	9,769

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

Stock Options

As of September 30, 2015, we have two shareholder-approved equity incentive plans: the United Therapeutics Corporation Amended and Restated Equity Incentive Plan (the 1999 Plan) and the United Therapeutics Corporation 2015 Stock Incentive Plan (the 2015 Plan). The 2015 Plan was approved by our shareholders on June 26, 2015 and provides for the issuance of up to 6,150,000 shares of our common stock pursuant to awards granted under the 2015 Plan. No further awards will be granted under the 1999 Plan.

Although the terms of the 1999 Plan and the 2015 Plan contemplate a variety of awards, to date all awards granted under these plans have been in the form of stock options. We estimate the fair value of stock options using the Black-Scholes-Merton valuation model, which requires us to make certain assumptions that can materially impact the estimation of fair value and related compensation expense. These assumptions used to estimate fair value include the price of our common stock, the expected volatility of our common stock, the risk-free interest rate, the expected term of stock option awards and the expected dividend yield. We did not grant any stock options under the 1999 Plan during the nine-month periods ended September 30, 2015 and September 30, 2014. From June 26, 2015, the date the 2015 Plan was approved, through September 30, 2015, we have granted 162,250 stock options under the 2015 Plan. There have been no exercises or forfeitures under the 2015 Plan. The stock options granted under the 2015 Plan through September 30, 2015 have a weighted average grant-date fair value of $60.77. We recorded $2.5 million in share-based compensation expense for the nine-months ended September 30, 2015 related to stock options granted under the 2015 Plan. The share-based compensation expense related to stock options granted under the 2015 Plan is reflected in selling, general and administrative within the statement of operations.

The table below includes the assumptions used to measure the fair value of the stock options granted under the 2015 Plan:

September 30, 2015
Expected volatility	33.1%
Risk-free interest rate	2.0%
Expected term of awards (in years)	5.8
Expected forfeiture rate	1.0%
Expected dividend yield	0.0%

A summary of the activity and status of stock options under both the 1999 Plan and the 2015 Plan during the nine-month period ended September 30, 2015 is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2015	4,054,771	$76.83
Granted	162,250	174.57
Exercised	(806,755)	40.90
Forfeited	—	—
Outstanding at September 30, 2015	3,410,266	$89.99	6.5	$147,715
Exercisable at September 30, 2015	3,248,016	$85.76	6.4	$147,715
Expected to vest at September 30, 2015	161,300	$174.68	9.8	$—

Stock option exercise data is summarized below (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Number of options exercised	210,256	460,600	807,755	1,177,797
Cash received	$8,574	$17,220	$33,019	$39,391

Share Repurchases

In June 2014, our Board of Directors authorized the repurchase of up to $500.0 million of our common stock. This program became effective on August 1, 2014, and remained open for one year. During the quarter ended September 30, 2015 we acquired approximately 337,000 shares of our common stock at an aggregate cost of $57.6 million under this repurchase program. In the aggregate, we repurchased approximately 3.3 million shares of common stock under this repurchase program for $500.0 million.

In October 2015, our Board of Directors authorized a new program for the repurchase of up to $500.0 million of our common stock in open or privately negotiated transactions, at our discretion. This program will be effective from January 1, 2016 to December 31, 2016.

11. Accumulated Other Comprehensive Loss

The following table includes changes in accumulated other comprehensive loss by component, net of tax (in thousands):

	Defined Benefit Pension Plan	Foreign Currency Translation Losses	Unrealized Gains (Losses) on Available-for- Sale Securities	Total
Balance, January 1, 2015	$(6,957)	$(9,858)	$81	$(16,734)
Other comprehensive loss before reclassifications	(2,110)	(3,660)	(55)	(5,825)
Amounts reclassified from accumulated other comprehensive loss	629	—	—	629
Net current-period other comprehensive loss	(1,481)	(3,660)	(55)	(5,196)
Balance, September 30, 2015	$(8,438)	$(13,518)	$26	$(21,930)

12. Income Taxes

Income tax expense for the three- and nine-month periods ended September 30, 2015 and September 30, 2014 is based on the estimated effective tax rate for the entire year. The estimated annual effective tax rate can be subject to adjustment in subsequent quarterly periods if components used in its estimation are updated or revised. The estimated annual effective tax rates as of September 30, 2015 and September 30, 2014 were approximately 38 percent and approximately 36 percent, respectively. Our 2015 estimated annual effective tax rate increased as of September 30, 2015 primarily due to a decrease in the estimated general business credits as compared to the prior year.

The increase in the other current liabilities account as of September 30, 2015 as compared to the balance as of December 31, 2014 is due to additional state and federal income taxes payable as a result of the increase in the amount of income before income taxes. The gain on the sale of our PPRV to AbbVie for $350.0 million in cash resulted in a $132.1 million tax liability, which is included in the other current liabilities balance as of September 30, 2015. See Note 6—Goodwill and Other Intangible Assets to these consolidated financial statements for information on the PPRV.

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

13. Segment Information

We currently operate as one operating segment. However, our chief operating decision makers regularly review revenues, cost of product sales and gross profit data as a primary measure of performance for each of our five commercial products.

Net revenues, cost of product sales and gross profit for each of our commercial products were as follows (in thousands):

	Three Months Ended September 30,
	Remodulin	Tyvaso	Adcirca	Orenitram	Unituxin	Total
2015
Net revenues	$150,075	$121,718	$73,797	$34,389	$4,729	$384,708
Cost of product sales	(2,242)	3,517	4,555	2,084	(1,023)	6,891
Gross profit	$152,317	$118,201	$69,242	$32,305	$5,752	$377,817

2014
Net revenues	$142,877	$119,685	$51,247	$14,460	$—	$328,269
Cost of product sales	16,915	16,878	3,087	3,923	—	40,803
Gross profit	$125,962	$102,807	$48,160	$10,537	$—	$287,466

	Nine Months Ended September 30,
	Remodulin	Tyvaso	Adcirca	Orenitram	Unituxin	Total
2015
Net revenues	$432,313	$350,939	$187,248	$81,145	$4,729	$1,056,374
Cost of product sales	7,105	15,936	11,242	7,556	1,888	43,727
Gross profit	$425,208	$335,003	$176,006	$73,589	$2,841	$1,012,647

2014
Net revenues	$417,137	$347,997	$147,926	$21,092	$—	$934,152
Cost of product sales	44,522	50,076	9,070	6,445	—	110,113
Gross profit	$372,615	$297,921	$138,856	$14,647	$—	$824,039

For the three-month periods ended September 30, 2015 and September 30, 2014, net revenues from our U.S.-based distributors represented 72 percent and 75 percent, respectively, of our total net operating revenues.

For each of the nine-month periods ended September 30, 2015 and September 30, 2014, net revenues from our U.S.-based distributors represented 74 percent and 75 percent, respectively, of our total net operating revenues.

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

We responded to the Original Notice Letter by filing a lawsuit in March 2012 against Sandoz in the U.S. District Court for the District of New Jersey alleging patent infringement (the First Action). We responded to the Second Notice Letter by filing an additional lawsuit in January 2013 for patent infringement in the U.S. District Court for the District of New Jersey (the Second Action). Sandoz filed counterclaims in each action alleging that the patents at issue in the litigation are invalid or will not be infringed by the commercial manufacture, use or sale of the proposed product described in Sandoz’s ANDA submission. Shortly before trial, Sandoz withdrew its request to market a generic version of Remodulin before the expiration of U.S. Patent No. 5,153,222, but maintained its request to market a generic version of Remodulin before the expiration of the other two patents. The trial for both lawsuits, limited to U.S. Patent Nos. 6,765,117 and 7,999,007, occurred in May and June 2014 and we received the Court’s decision in August 2014. In that decision, with respect to U.S. Patent No. 6,765,117 the Court both ruled that the patent is valid and enforceable against Sandoz, and enjoined Sandoz from marketing its generic product until the expiration of that patent in October 2017. With respect to U.S. Patent No. 7,999,007, the Court ruled that the patent is valid, but that it would not be infringed by Sandoz’s generic product.

Sandoz appealed the ruling that U.S. Patent No. 6,765,117 is valid and would be infringed, and that U.S. Patent No. 7,999,007 is valid. We filed a cross-appeal challenging the Court’s ruling that U.S. Patent No. 7,999,007 would not be infringed by Sandoz’s generic version of Remodulin.

In July 2014, we received an additional Paragraph IV certification notice letter (Third Notice Letter) from Sandoz, seeking permission to market and sell its generic version of Remodulin before the expiration of U.S. Patent No. 8,497,393, which expires in December 2028 and is also listed in the Orange Book. We responded to Sandoz’s Third Notice Letter by filing a lawsuit in September 2014 in the U.S. District Court for the District of New Jersey for patent infringement with respect to U.S. Patent No. 8,497,393 (the Third Action).

On September 29, 2015, we entered into a Settlement Agreement with Sandoz (the Settlement Agreement) to settle all ongoing litigation between the parties (all three lawsuits described above, including pending appeals) concerning Remodulin patents. Under the Settlement Agreement, we granted Sandoz a non-exclusive license to manufacture and commercialize in the United States the generic version of Remodulin described in Sandoz’s ANDA filing beginning on June 26, 2018, although Sandoz may be permitted to enter the market earlier under certain circumstances. The Settlement Agreement does not grant Sandoz a license to manufacture a generic version of any other product, such as Tyvaso or Orenitram, nor does it grant any rights with respect to any technology associated with the Remodulin Implantable System we are developing in conjunction with Medtronic Inc., or the pre-filled semi-disposable pump system we are developing with DEKA Research & Development Corp. The Settlement Agreement does not grant Sandoz any rights other than those required to launch Sandoz’s generic version of Remodulin.

In accordance with the terms of the Settlement Agreement, the parties have submitted the Settlement Agreement to the U.S. Federal Trade Commission and the U.S. Department of Justice for review. The parties are also taking certain procedural steps to terminate the appeal relating to the First Action and the Second Action. The parties’ claims in the Third Action have been dismissed with prejudice.

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

Watson Laboratories, Inc.

In June 2015, we received a Paragraph IV certification notice letter from Watson Laboratories, Inc. (Watson) indicating that Watson has submitted an ANDA to the FDA to market a generic version of Tyvaso. In its notice letter, Watson states that it intends to market a generic version of Tyvaso before the expiration of U.S. Patent Nos. 6,521,212 and 6,756,033, each of which expires in November 2018; and U.S. Patent No. 8,497,393, which expires in December 2028. Watson’s notice letter states that the ANDA contains a Paragraph IV certification alleging that these patents are not valid, not enforceable, and/or will not be infringed by the commercial manufacture, use or sale of the proposed product described in Watson’s ANDA submission. We responded to the Watson notice letter by filing a lawsuit on July 22, 2015 against Watson in the U.S. District Court for the District of New Jersey alleging infringement of U.S. Patent Nos. 6,521,212, 6,756,033, and 8,497,393. Under the Hatch-Waxman Act, the FDA is automatically precluded from approving Watson’s ANDA for up to 30 months from receipt of Watson’s notice letter or until the issuance of a U.S. District Court decision that is adverse to us, whichever occurs first. On September 1, 2015, Watson filed (1) a motion to dismiss some, but not all, counts of the complaint, and (2) its answer to the complaint as well as certain counterclaims against us. On September 25, 2015, we filed our answer to Watson’s counterclaims. The Court has not held a scheduling conference and no trial date has been set.

We intend to vigorously enforce our intellectual property rights relating to Tyvaso.

SteadyMed Ltd.

On October 1, 2015, SteadyMed Ltd. (SteadyMed) filed a petition with the Patent Trial and Appeal Board (PTAB) of the U.S. Patent and Trademark Office for inter partes review (the IPR Petition) of U.S. Patent No. 8,497,393 (the ‘393 Patent), which is owned by United Therapeutics. In its IPR Petition, SteadyMed seeks to invalidate ‘393 Patent, which expires in December 2028 and covers a method of making treprostinil, which is the active pharmaceutical ingredient in our Remodulin, Tyvaso and Orenitram products. The ‘393 Patent was also the subject of the recently-settled Sandoz litigation, and remains the subject of our pending litigation with Teva and Watson, described above. We are currently reviewing the IPR Petition and intend to vigorously defend the ‘393 Patent. SteadyMed has announced that it is developing a product called TrevyentTM, which is a single-use, pre-filled pump it plans to seek FDA approval for delivery of a two-day supply of treprostinil subcutaneously using its PatchPump® technology.

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

•                  Unituxin (dinutuximab) Injection (Unituxin). In March 2015, the FDA approved Unituxin in combination with granulocyte-macrophage colony-stimulating factor (GM-CSF), interleukin-2 (IL-2), and 13-cis-retinoic acid (RA), for the treatment of pediatric patients with high-risk neuroblastoma who achieve at least a partial response to prior first-line multiagent, multimodality therapy. We commenced U.S. sales of Unituxin in the third quarter of 2015. We received European Medicines Agency (EMA) approval during the third quarter of 2015.

Revenues

Our net product revenues consist entirely of net sales of our five commercial products: Remodulin, Tyvaso, Adcirca, Orenitram and Unituxin.

We have entered into separate, non-exclusive distribution agreements with Accredo Health Group, Inc. (Accredo) and CVS Caremark (Caremark) to distribute Remodulin, Tyvaso and Orenitram in the United States. We also sell Remodulin and Tyvaso to distributors internationally. Under our distribution agreements, we sell each of our treprostinil-based products to these distributors at a transfer price that we establish. We pay Accredo and Caremark fees for services provided in connection with the distribution and support of these products. We have generally increased the price of Tyvaso annually by 4.9 percent, and the last price increase became effective January 1, 2015. The price of Remodulin has not been increased since 2010.

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

We recognize revenues for the sale of Remodulin, Tyvaso, Orenitram, Adcirca and Unituxin net of estimated rebates, prompt pay discounts, allowances for sales exchanges and returns, and distributor fees.

Generic Competition

We disclose in Part II, Item 1.—Legal Proceedings of this Quarterly Report on Form 10-Q (and in Note 14 -Litigation, to our consolidated financial statements included with this Quarterly Report on Form 10-Q), that we recently settled litigation with Sandoz Inc. (Sandoz) relating to Sandoz’s abbreviated new drug application (ANDA) seeking FDA approval to market a generic version of Remodulin before the expiration of certain of our U.S. patents in October 2017, September 2028, December 2028, and March 2029. Under the terms of this settlement, Sandoz will be permitted to market its generic version of Remodulin in the United States beginning in June 2018, although Sandoz may be permitted to enter the market earlier under certain circumstances. We also disclose that we are engaged in litigation with Teva Pharmaceuticals USA, Inc. (Teva) relating to a similar ANDA to market a generic version of Remodulin, as well as litigation against Watson Laboratories, Inc. (Watson), contesting its ANDA to market a generic version of Tyvaso before the expiration of certain of our U.S. patents in November 2018 and December 2028. Finally, we also disclose that SteadyMed Ltd. (SteadyMed) has recently filed a petition for inter partes review seeking to invalidate one of our patents that expires in December 2028 and covers a method of making treprostinil, which is the active ingredient in Remodulin, Tyvaso and Orenitram. SteadyMed has announced that it is developing a product called TrevyentTM, which is a single-use, pre-filled pump it plans to seek FDA approval to deliver a two-day supply of treprostinil subcutaneously using its PatchPump® technology.

As a result of our settlement with Sandoz, we expect to see generic competition for Remodulin in June 2018, and that this increased competition could reduce our sales. In addition, while we intend to vigorously enforce our intellectual property rights relating to Tyvaso and Orenitram, there can be no assurance that we will prevail in defending our patent rights, or that additional challenges from other ANDA filers or other challengers will not surface with respect to these products. Our patents could be invalidated, found unenforceable or found not to cover one or more generic forms of Remodulin, Tyvaso or Orenitram. If any ANDA filer were to receive approval to sell a generic version of Remodulin, Tyvaso or Orenitram and/or prevail in any patent litigation, the affected product(s) would become subject to increased competition which could reduce our sales.

Certain patents for Revatio®, a PDE-5 inhibitor marketed by Pfizer, Inc. for treatment of PAH, expired in 2012, leading several manufacturers to launch generic formulations of sildenafil citrate, the active ingredient in Revatio. Generic sildenafil’s lower price relative to Adcirca could lead to pressure from payers to use generic products within the same class of therapy initially, which could lead to an erosion of Adcirca’s market share and limit its potential sales. Although we believe Adcirca’s once-daily dosing regimen provides a significant competitive advantage over generic sildenafil’s multiple dosing regimen, we believe that government payers and private insurance companies may favor the use of less expensive generic sildenafil over Adcirca. Thus far, we have not observed any measurable impact of generic sildenafil on sales of Adcirca; however, circumstances could change over time and our revenues could be adversely impacted. The U.S. patent for Adcirca for the treatment of pulmonary hypertension will expire in November 2017.

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

Cardiopulmonary Disease Projects

Remodulin Implantable System

In 2009, we entered into an agreement with Medtronic, Inc. (Medtronic) providing us exclusive rights in the United States, the United Kingdom, Canada, France, Germany, Italy and Japan to develop Medtronic’s proprietary intravascular infusion catheter to be used with its SynchroMed® II implantable infusion pump and related infusion system components (together referred to as the Remodulin Implantable System) in order to deliver Remodulin for the treatment of PAH. If the Remodulin Implantable System is successful, it could reduce many of the patient burdens and other complications associated with the use of external pumps to administer prostacyclin analogues. With our funding, Medtronic completed the DelIVery clinical trial, in order to study the safety of the Remodulin Implantable System while administering Remodulin. The primary objective was to demonstrate a rate of catheter-related complications below 2.5 per 1,000 patient-days while using the Remodulin Implantable System to deliver Remodulin. In September 2013, Medtronic informed us that this primary objective was met (p<0.0001). In December 2014, Medtronic completed other stability, compatibility and technical assessments of the Remodulin Implantable System, including modifications to its hardware and software, and submitted a premarket approval application (PMA) seeking FDA approval for the catheter and labeling changes. Medtronic received notification that the PMA was accepted for review in January 2015. Medtronic is responsible for responding to any FDA requests for additional information concerning the use of the Remodulin Implantable System with Remodulin.

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

Tyvaso

We are developing further enhancements intended to make the Tyvaso Inhalation System easier to use. In addition, we are studying Tyvaso in combination with esuberaprost, as discussed below, and planning further studies of Tyvaso.

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

We expect to seek approval of Orenitram in Europe upon completion of the FREEDOM-EV study. In 2005, the EMA announced that Orenitram had been designated an orphan medicinal product for the treatment of PAH. A request for orphan drug designation for Orenitram is pending before the FDA. We are also planning further studies of Orenitram.

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

In May 2014 and September 2015, we completed separate $50.0 million investments in the preferred stock of Synthetic Genomics Inc. (SGI), for a total investment, as of September 30, 2015, of $100.0 million. In addition, we entered into a separate multi-year research and development collaboration agreement with SGI in May 2014, whereby SGI will develop engineered primary pig cells with modified genomes for use in our xenotransplantation program. This collaboration was initially focused primarily on lungs and was expanded in September 2015 to include an additional focus on kidneys. Under this agreement, each party assumes its own research and development costs and SGI may receive royalties and milestone payments from development and commercialization of organs.

We are also engaged in preclinical development of several regenerative technologies for creating transplantable lung tissue and whole lungs for patients with end-stage lung disease, as well as other technologies intended to improve outcomes for lung transplant recipients. We have commenced a phase II clinical trial in the United States to study the use of ex-vivo lung perfusion technology originally developed in Canada (where it is already used commercially) to provide extended preservation and assessment of donated lungs that are initially rejected for transplantation.

In 2014, we completed the construction of the only laboratory facility in the United States devoted to performing ex-vivo lung perfusion on a fee-for-service basis. In June 2015, we entered into a collaboration agreement with the Mayo Clinic in Jacksonville, Florida (Mayo) to build and operate a second such facility. We are responsible for nearly all costs associated with the construction of the facility on Mayo’s campus, as well as the ongoing operating expenses for the facility. Construction of the facility is expected to be completed in late 2017. Under our collaboration agreement, we may also establish similar facilities at Mayo Clinic’s campuses in Arizona and Minnesota.

Cancer-Related Projects

Unituxin (formerly called ch14.18)

In March 2015, the FDA approved our Biologics License Application (BLA) for Unituxin, in combination with granulocyte-macrophage colony-stimulating factor (GM-CSF), interleukin-2 (IL-2), and 13-cis-retinoic acid (RA), for the treatment of pediatric patients with high-risk neuroblastoma who achieve at least a partial response to prior first-line multiagent, multimodality therapy. We commenced sales of Unituxin in the third quarter of 2015. We received European Commission approval during the third quarter of 2015, and plan to commence commercial sales in individual European countries following pricing and reimbursement approvals on a country-by-country basis.

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

Under our BLA approval for Unituxin, the FDA has imposed certain post-marketing requirements and post-marketing commitments on us. We are conducting additional clinical and non-clinical studies to satisfy these requirements and commitments.

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

Future Prospects

The extent of our future success is dependent on, among other things, how well we achieve the following objectives: (1) in the near term, continued sales growth of our current commercial products (including, in particular, Orenitram) by increasing our market share and launching enhancements designed to improve patient care, such as new delivery systems for Remodulin; (2) in the medium term, augmenting our near-term product growth through: (a) the successful launch of Orenitram for use in combination with other oral therapies following positive FREEDOM-EV results, and (b) the launch of esuberaprost in combination with Tyvaso following positive results of the BEAT study; and (3) in the long term, supplementing our oral, inhaled and infused PAH therapy revenues by introducing transplantable cells, tissues and organs that may prove effective in treating PAH and other end-stage diseases.

Our ability to achieve these objectives and sustain our growth and profitability will depend on many factors, including among others: (1) the timing and outcome of clinical trials and regulatory approvals for products we develop; (2) the timing of and the degree of success related to the commercial launch of new products; (3) the demand for our products; (4) the price of our products and the reimbursement of our products by public and private health insurance organizations; (5) the competition we face within our industry; (6) our ability to effectively manage our business in an increasingly complex legal and regulatory environment; (7) our ability to defend against generic competition and challenges to our patents, including the ongoing challenges to our Remodulin, Tyvaso and Orenitram patents and the expected launch of Sandoz’s generic version of Remodulin in the United States in 2018; and (8) the risks identified in Part II, Item 1A—Risk Factors, included in this Quarterly Report on Form 10-Q.

We will need to construct additional facilities to support the development and commercialization of our products and services. We are currently planning construction of a facility in Jacksonville, Florida, which will serve as a lung restoration center performing ex-vivo lung perfusion services. We are also in the final planning stages for a building in Silver Spring, Maryland, to house additional laboratory and office space adjacent to our existing co-headquarters. In addition, the development and commercialization of broad-spectrum anti-viral drugs, cell therapies and transplantable lungs and lung tissues will require the design and construction of sophisticated facilities that will need to comply with stringent regulatory requirements related to these programs, some of which have not yet been developed or adopted by the relevant government agencies. The extent to which we fully develop any of these facilities will depend on the progress of our pre-clinical and clinical development in various earlier stage programs.

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

Financial Position

Cash, cash equivalents and marketable securities at September 30, 2015 and December 31, 2014 (excluding restricted amounts of $5.4 million) were $1,008.1 million and $812.8 million, respectively. The increase of $195.3 million in unrestricted cash, cash equivalents and marketable securities resulted primarily from the $357.2 million of cash generated from operating activities. Additionally, there was a cash inflow from investing activities of $350.0 million related to the sale of our PPRV that we received from the FDA in connection with our BLA for Unituxin. These increases were partially offset by the use of $394.5 million to repurchase shares of our common stock and the use of $107.1 million to settle early conversions of our Convertible Notes.

Convertible Notes decreased by $96.4 million, from $126.4 million at December 31, 2014, to $30.0 million at September 30, 2015, as a result of the early conversions of $107.1 million of our Convertible Notes during the nine months ended September 30, 2015, net of amortization of $10.7 million for the unamortized discount of which $7.9 million was related to the early conversions of our Convertible Notes. Refer to Note 8—Debt—Convertible Notes Due 2016 to our consolidated financial statements.

The STAP liability decreased by $54.2 million, from $322.7 million at December 31, 2014, to $268.5 million at September 30, 2015. The decrease of the liability resulted from cash paid to settle STAP awards exercised during the nine-month period ending September 30, 2015 of $218.2 million, partially offset by the vesting of STAP awards.

Additional paid-in capital was $1,723.9 million at September 30, 2015, compared to $1,376.1 million at December 31, 2014. The $347.7 million increase in additional paid-in capital primarily consisted of $64.4 million in proceeds from stock option exercises and related tax benefits and $273.2 million related to the common stock issued in connection with the early conversion of $107.1 million of our Convertible Notes based on the value of the closing price of our common stock on the date the shares were issued.

The $665.1 million increase in treasury stock from $1,185.8 million at December 31, 2014 to $1,850.9 million at September 30, 2015, was driven by our repurchase of approximately 2.4 million shares of our common stock at a cost of $394.5 million during the nine months ended September 30, 2015 and $270.6 million reflecting the value of the receipt of approximately 1.6 million shares from our note hedge in connection with the early conversion of $107.1 million of our Convertible Notes based on the closing price of our common stock on the date the shares were received during the nine months ended September 30, 2015. Refer to Note 10—Stockholders’ Equity—Share Repurchases and Note 8—Debt—Convertible Notes Due 2016 to our consolidated financial statements.

Three Months Ended September 30, 2015 and September 30, 2014

Revenues

The following table sets forth the components of net revenues (dollars in thousands):

	Three Months Ended September 30,		Percentage
	2015	2014	Change
Net product revenues:
Remodulin	$150,075	$142,877	5.0%
Tyvaso	121,718	119,685	1.7%
Adcirca	73,797	51,247	44.0%
Orenitram	34,389	14,460	137.8%
Unituxin	4,729	—	N/A
Other	1,513	1,681	(10.0)%
Total net revenues	$386,221	$329,950	17.1%

Revenues for the three months ended September 30, 2015 increased by $56.3 million, compared to the three months ended September 30, 2014. The growth in revenues primarily resulted from: (1) a $22.6 million increase in Adcirca revenues, driven by price increases, which are determined by Lilly, and by an increase in the number of Adcirca bottles sold; and (2) a $19.9 million increase in Orenitram revenues due to an increase in the number of patients being treated. In addition, $4.7 million of the increase in revenue during the three months ended September 30, 2015 was due to our first commercial sales of Unituxin. For the three months ended September 30, 2015 and September 30, 2014, approximately 72 percent and 75 percent, respectively, of total net revenues were derived from our U.S.-based specialty pharmaceutical distributors.

The tables below include a reconciliation of the accounts associated with estimated rebates, prompt-pay discounts, sales allowances and distributor fees (in thousands):

	Three Months Ended September 30, 2015
	Rebates	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, July 1, 2015	$40,953	$3,600	$4,674	$1,418	$50,645
Provisions attributed to sales in:
Current period	40,032	8,673	715	3,052	52,472
Prior periods	968	—	—	35	1,003
Payments or credits attributed to sales in:
Current period	(7,166)	(5,219)	—	(985)	(13,370)
Prior periods	(34,889)	(3,477)	(578)	(1,453)	(40,397)
Balance, September 30, 2015	$39,898	$3,577	$4,811	$2,067	$50,353

	Three Months Ended September 30, 2014
	Rebates	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, July 1, 2014	$26,316	$3,018	$3,366	$739	$33,439
Provisions attributed to sales in:
Current period	32,197	7,331	430	2,224	42,182
Prior periods	902	—	—	(388)	514
Payments or credits attributed to sales in:
Current period	(1,122)	(4,567)	—	(426)	(6,115)
Prior periods	(30,946)	(3,011)	(234)	(1,495)	(35,686)
Balance, September 30, 2014	$27,347	$2,771	$3,562	$654	$34,334

Research and Development Expense

The table below summarizes research and development expense by major project and non-project component (dollars in thousands):

	Three Months Ended September 30,		Percentage
	2015	2014	Change
Project and non-project component:
Cardiopulmonary	$34,020	$28,423	19.7%
Share-based compensation (benefit) expense	(31,042)	82,513	(137.6)%
Other	6,549	7,940	(17.5)%
Total research and development expense	$9,527	$118,876	(92.0)%

Share-based compensation. The decrease in share-based compensation of $113.6 million for the three months ended September 30, 2015, compared to the same three-month period in 2014, was primarily due to a 25 percent decrease in our stock price during the quarter ended September 30, 2015, compared to a 45 percent increase during the same quarter in 2014.

Selling, General and Administrative Expense

The table below summarizes selling, general and administrative expense by major category (dollars in thousands):

	Three Months Ended September 30,		Percentage
	2015	2014	Change
Category:
General and administrative	$41,016	$53,781	(23.7)%
Sales and marketing	21,488	19,719	9.0%
Share-based compensation (benefit) expense	(79,780)	129,007	(161.8)%
Total selling, general and administrative expense	$(17,276)	$202,507	(108.5)%

General and administrative. The decrease in general and administrative expense of $12.8 million for the three months ended September 30, 2015, compared to the same three-month period in 2014, resulted primarily from a $13.0 million decrease in grants to non-profit organizations that provide financial assistance to patients with PAH.

Share-based compensation. The decrease in share-based compensation of $208.8 million for the three months ended September 30, 2015, compared to the same three-month period in 2014, was primarily due to a 25 percent decrease in our stock price during the quarter ended September 30, 2015, as compared to a 45 percent increase during the same quarter in 2014.

Cost of Product Sales

The table below summarizes cost of product sales by major category (dollars in thousands):

	Three Months Ended September 30,		Percentage
	2015	2014	Change
Category:
Cost of product sales	$14,997	$31,996	(53.1)%
Share-based compensation (benefit) expense	(8,106)	8,807	(192.0)%
Total cost of product sales	$6,891	$40,803	(83.1)%

Cost of product sales. The decrease in cost of product sales for the three months ended September 30, 2015, compared to the three months ended September 30, 2014, was due to the expiration of our royalty obligation to GlaxoSmithKline plc in October 2014. During the three months ended September 30, 2014, we incurred $24.9 million in royalty expense related to this royalty obligation.

Share-based compensation. The decrease in share-based compensation of $16.9 million for the three months ended September 30, 2015, compared to the same three-month period in 2014, was primarily due to a 25 percent decrease in our stock price during the quarter ended September 30, 2015, as compared to a 45 percent increase during the same quarter in 2014.

Gain on Sale of Intangible Asset

In September 2015, we sold the PPRV we received from the FDA in connection with the approval of our BLA for Unituxin. In exchange for the voucher we received $350.0 million from AbbVie Ireland Unlimited Company (Abbvie). The proceeds from the sale of the PPRV were recognized as a gain on the sale of an intangible asset, as the PPRV did not have a carrying value on our consolidated balance sheet at the time of sale.

Income Tax Expense

The provision for income tax expense is based on an estimated annual effective tax rate that is subject to adjustment in subsequent quarterly periods if components used to estimate the annual effective tax rate are updated or revised. Our estimated annual effective tax rates were approximately 38 percent and approximately 36 percent as of September 30, 2015 and September 30, 2014, respectively. Our 2015 estimated annual effective tax rate increased as of September 30, 2015, primarily due to a decrease in the estimated general business credits as compared to the prior year.

Nine Months Ended September 30, 2015 and 2014

Revenues

The following table sets forth the components of net revenues (dollars in thousands):

	Nine Months Ended September 30,		Percentage
	2015	2014	Change
Net product revenues:
Remodulin	$432,313	$417,137	3.6%
Tyvaso	350,939	347,997	0.8%
Adcirca	187,248	147,926	26.6%
Orenitram	81,145	21,092	284.7%
Unituxin	4,729	—	N/A
Other	4,512	8,004	(43.6)%
Total net revenues	$1,060,886	$942,156	12.6%

Revenues for the nine months ended September 30, 2015 increased by $118.7 million, compared to the same period in 2014. The growth in revenues primarily resulted from: (1) a $60.0 million increase in Orenitram revenues due to an increase in the number of patients being treated; and (2) a $39.3 million increase in Adcirca revenues driven primarily by price increases, which are determined by Lilly, and to a lesser extent by an increase in the number of Adcirca bottles sold. In addition, $4.7 million of the increase in revenue was due to our first commercial sales of Unituxin, which we launched during the nine months ended September 30, 2015. For the nine-month periods ended September 30, 2015 and 2014, approximately 74 percent and 75 percent, respectively, of total net revenues were derived from our U.S.-based specialty pharmaceutical distributors.

The tables below include a reconciliation of the accounts associated with estimated rebates, prompt-pay discounts, sales allowances and distributor fees (in thousands):

	Nine Months Ended September 30, 2015
	Rebates	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, January 1, 2015	$31,616	$3,285	$4,028	$557	$39,486
Provisions attributed to sales in:
Current period	123,293	24,295	1,786	6,745	156,119
Prior periods	828	—	339	(256)	911
Payments or credits attributed to sales in:
Current period	(82,608)	(20,758)	—	(4,693)	(108,059)
Prior periods	(33,231)	(3,245)	(1,342)	(286)	(38,104)
Balance, September 30, 2015	$39,898	$3,577	$4,811	$2,067	$50,353

	Nine Months Ended September 30, 2014
	Rebates	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, January 1, 2014	$22,475	$2,500	$2,862	$1,092	$28,929
Provisions attributed to sales in:
Current period	84,503	19,390	1,197	5,438	110,528
Prior periods	6,716	—	220	278	7,214
Payments or credits attributed to sales in:
Current period	(57,697)	(16,806)	—	(4,626)	(79,129)
Prior periods	(28,650)	(2,313)	(717)	(1,528)	(33,208)
Balance, September 30, 2014	$27,347	$2,771	$3,562	$654	$34,334

Research and Development Expense

The table below summarizes research and development expense by major project and non-project component (dollars in thousands):

	Nine Months Ended September 30,		Percentage
	2015	2014	Change
Project and non-project component:
Cardiopulmonary	$91,800	$84,986	8.0%
Share-based compensation expense	57,377	56,985	0.7%
Other	19,973	29,096	(31.4)%
Total research and development expense	$169,150	$171,067	(1.1)%

Other.  The decrease in other research and development expenses of $9.1 million for the nine months ended September 30, 2015 compared to the same nine-month period in 2014, was primarily attributable to a $6.3 million decrease in expenditures for our development of Unituxin.

Selling, General and Administrative Expense

The table below summarizes selling, general and administrative expense by major category (dollars in thousands):

	Nine Months Ended September 30,		Percentage
	2015	2014	Change
Category:
General and administrative	$131,769	$144,819	(9.0)%
Sales and marketing	69,599	60,688	14.7%
Share-based compensation expense	102,683	95,246	7.8%
Total selling, general and administrative expense	$304,051	$300,753	1.1%

General and administrative. The decrease in general and administrative expense of $13.0 million for the nine months ended September 30, 2015, compared to the same nine-month period in 2014, resulted primarily from an $11.7 million decrease in grants to non-affiliated, non-profit organizations that provide financial assistance to patients with PAH.

Sales and marketing. The increase in sales and marketing expense of $8.9 million for the nine months ended September 30, 2015, compared to the same nine-month period in 2014, was driven by increases in marketing activities, salaries and other compensation related expenses as we expanded our sales personnel. The expansion of sales activities was primarily the result of marketing expenses after the launch of Orenitram in the second quarter of 2014 and preparation for the commercial launch of Unituxin in the third quarter of 2015.

Cost of Product Sales

The table below summarizes cost of product sales by major category (dollars in thousands):

	Nine Months Ended September 30,		Percentage
	2015	2014	Change
Category:
Cost of product sales	$40,901	$104,614	(60.9)%
Share-based compensation expense	2,826	5,499	(48.6)%
Total cost of product sales	$43,727	$110,113	(60.3)%

Cost of product sales. The decrease in cost of product sales for the nine months ended September 30, 2015, compared to the same period in 2014, was due to the expiration of our royalty obligation to GlaxoSmithKline plc in October 2014. During the nine months ended September 30, 2014, we incurred $71.1 million in royalty expense related to this royalty obligation.

Gain on Sale of Intangible Asset

In September 2015, we sold the PPRV we received from the FDA in connection with the approval of our BLA for Unituxin. In exchange for the voucher we received $350.0 million from AbbVie. The proceeds from the sale of the PPRV were recognized as a gain on the sale of an intangible asset, as the PPRV did not have a carrying value on our consolidated balance sheet at the time of sale.

Income Tax Expense

The provision for income tax expense is based on an estimated annual effective tax rate that is subject to adjustment in subsequent quarterly periods if components used to estimate the annual effective tax rate are updated or revised. Our estimated annual effective tax rates were approximately 38 percent and approximately 36 percent as of September 30, 2015 and September 30, 2014, respectively. Our 2015 estimated annual effective tax rate increased as of September 30, 2015, primarily due to a decrease in the estimated general business credits as compared to the prior year.

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

Net cash provided by operating activities was $357.2 million for the nine months ended September 30, 2015, compared to $264.7 million for the nine months ended September 30, 2014. The $92.6 million increase in cash flows from operations was primarily due to the following year-over-year changes:

(1)         Increase in cash provided by operating activities:

•                  $118.7 million increase in revenues during the nine-month period ended September 30, 2015 compared to the same period in 2014, which resulted in higher cash collections;

•                  $60.8 million decrease in cash paid for income taxes. Cash paid for income taxes during the nine-month periods ended September 30, 2015 and September 30, 2014 was $116.9 million and $177.7 million, respectively. This decrease in cash paid for income taxes was due to an over-payment of prior year federal and state tax payments that we plan to apply against our current year tax liabilities; and

•                  The aggregation of individually immaterial changes to operating assets and liabilities.

(2)         Decrease in cash provided by operating activities:

•                  $120.3 million increase in cash paid to settle STAP awards. Cash paid to settle STAP awards exercised during the nine-month periods ended September 30, 2015 and September 30, 2014 was $218.2 million and $97.9 million, respectively.

Investing Activities

Net cash provided by investing activities was $447.2 million for the nine months ended September 30, 2015, compared to $286.5 million for the nine months ended September 30, 2014. The $160.7 million increase reflects $350.0 million of cash from the sale of our PPRV in September 2015, offset by a decrease of cash provided from the net maturities of held-to-maturity investments of $207.1 million. Cash provided from the net maturities of held-to-maturity investments during the nine months ended September 30, 2015 was $169.6 million, compared to $376.7 million of cash provided from the net maturities of held-to-maturity investments during the same period in 2014. Due to the funding requirements for our share repurchase program and settlements of early conversions of our Convertible Notes, we have decreased the amount of cash we are reinvesting in held-to-maturity investments.

Financing Activities

Net cash used in financing activities was $433.2 million for the nine months ended September 30, 2015, compared to $337.3 million for the nine months ended September 30, 2014. The $96.0 million increase reflects $107.1 million in principal payments related to the early conversion of our Convertible Notes during the nine months ended September 30, 2015, whereas there were no early conversions during the nine months ended September 30, 2014. The effects of the principal payments of the Convertible Notes were partially offset by an $8.7 million decrease in share repurchases during the nine months ended September 30, 2015 compared to the same period in 2014.

Convertible Senior Notes

In October 2011, we issued the Convertible Notes with an aggregate principal value of $250.0 million. Please see Note 8—Debt, to our consolidated financial statements contained elsewhere in this Quarterly Report on Form 10-Q, for a description of the Convertible Notes. As of September 30, 2015, the outstanding principal balance of our Convertible Notes was $31.6 million.

Between October 30, 2015 and November 11, 2015, we expect to settle conversion requests representing $26.0 million in principal value of Convertible Notes. In addition, we expect to issue shares of our common stock to the converting note holders, and to receive an equivalent number of shares under our note hedge with Deutsche Bank AG London at the settlement dates, which will be placed into our treasury stock account.

Line of Credit

In September 2013, we entered into a one-year Credit Agreement (the Credit Agreement) with Wells Fargo Bank, National Association (Wells Fargo) providing us a $75.0 million revolving loan facility, which may be increased by up to an additional $75.0 million provided certain conditions are met. In July 2015, we amended the Credit Agreement solely to extend its maturity to September 30, 2017. We use this facility for general corporate purposes. At our option, amounts borrowed under the Credit Agreement bear interest at either the one-month LIBOR rate plus a 0.50 percent margin, or a fluctuating base rate excluding any margin. In addition, we are subject to a monthly commitment fee at a rate of 0.06 percent per annum based on the average daily unused balance of the facility. Amounts borrowed under the Credit Agreement are secured by certain of our marketable investments. As of September 30, 2015, we had no outstanding balance on the line of credit.

Share Tracking Awards Plans

Awards granted under our STAP entitle participants to receive in cash an amount equal to the appreciation in our common stock, which is calculated as the increase in the closing price of our common stock between the grant date and the exercise date. Cash requirements associated with the exercise of awards will likely be significant, with the actual requirements dependent on future stock price fluctuation and STAP award exercise activity. At September 30, 2015, the aggregate liability associated with vested STAP awards was $268.5 million. We review the potential future cash requirements of the STAP program at least annually. Based on our review, we believe we currently have sufficient cash and cash equivalents and borrowing capacity to fund any STAP awards that could be exercised during 2015 and beyond. Following the adoption of the 2015 Plan, which is discussed above under Operating Expenses—Share-Based Compensation, we discontinued the issuance of STAP awards and modified our compensation programs to provide for future awards in the form of stock options instead of STAP awards.

Share Repurchases

From time to time, our Board of Directors may authorize plans to repurchase our common stock. In June 2014, our Board of Directors authorized the repurchase of up to $500.0 million of our common stock. This program became effective on August 1, 2014, and remained open for one year. During the quarter ended September 30, 2015 we acquired approximately 337,000 shares of our common stock at an aggregate cost of $57.6 million under this repurchase program. In the aggregate, we repurchased approximately 3.3 million shares of common stock under this program for $500.0 million.

In October 2015, our Board of Directors authorized a new program for the repurchase of up to $500.0 million of our common stock in open or privately negotiated transactions, at our discretion. This program will be effective from January 1, 2016 to December 31, 2016.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2015, we have invested $248.3 million in debt securities issued by corporations and federally-sponsored agencies. The market value of these investments varies inversely with changes in current market interest rates. In general, as interest rates increase, the market value of these debt securities would be expected to decrease. Conversely, as interest rates decrease, the market value of these debt securities would be expected to increase. To address market risk, we invest in debt securities that mature within three years and hold these investments to maturity so that they can be redeemed at their stated or face value. At September 30, 2015, our investments had a weighted average stated interest rate of approximately 0.66 percent and a weighted average maturity of approximately 1.0 year. Many of our investments are callable prior to maturity.

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

Item 4.  CONTROLS AND PROCEDURES

Based on their evaluation, as of September 30, 2015, our Chairman and Co-Chief Executive Officer, President and Co-Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, summarized, processed and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chairman and Co-Chief Executive Officer, President and Co-Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Please refer to Note 14—Litigation, to our consolidated financial statements contained elsewhere in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

•                  The value of our common stock and our ability and plans to complete our newly-authorized $500 million common stock repurchase program expected to commence on January 1, 2016;

•                  The maintenance of domestic and international regulatory approvals;

•                  Our ability to maintain attractive pricing for our products, in light of increasing competition and pressure from government and other payers to decrease the costs associated with healthcare;

•                  The expected volume and timing of sales of our existing commercial products — Remodulin® (treprostinil) Injection (Remodulin), Tyvaso® (treprostinil) Inhalation Solution (Tyvaso), Orenitram, Adcirca® (tadalafil) Tablets (Adcirca) and UnituxinTM (dinutuximab) Injection (Unituxin) — and potential future commercial products such as esuberaprost and our antiviral drug candidates;

•                  The timing and outcome of clinical studies, other research and development efforts, and related regulatory filings, including: (1) our plans to complete our FREEDOM-EV study of Orenitram; (2) our aim to obtain United States Food and Drug Administration (FDA) approval for Orenitram as a combination therapy; (3) our plan to file for approval of Orenitram in Europe upon the successful completion of the FREEDOM-EV study; (4) our phase III clinical trial of esuberaprost in combination with Tyvaso, and our expectation that we will terminate our license agreement with Toray if we are not successful in securing FDA approval of esuberaprost following this study; and (5) our collaboration with DEKA Research & Development Corp. (DEKA) to develop a pre-filled, semi-disposable pump system for subcutaneous Remodulin;

•                  The expected likelihood and timing of regulatory submissions and approvals for drug candidates under development and the timing of related sales, including pending regulatory filings by Medtronic, Inc. (Medtronic) and us with respect to the Remodulin Implantable System, as well as the consent decree relating to Medtronic’s implantable pump;

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

•                  Our expectations regarding our ability to defend our intellectual property relating to Remodulin, Tyvaso and Orenitram against generic and other challenges, including but not limited to our ongoing litigation with Teva Pharmaceuticals USA, Inc. (Teva) related to Remodulin, our ongoing litigation with Watson Laboratories, Inc. (Watson) related to Tyvaso, and the petition by SteadyMed Ltd. (SteadyMed) seeking to invalidate one of our patents covering treprostinil, which is the active ingredient in Remodulin, Tyvaso and Orenitram;

•                  Our expectation that Sandoz will launch a generic version of Remodulin in the United States beginning in June 2018 (or earlier under certain circumstances), in accordance with the terms of our settlement agreement with Sandoz;Any statements that include the words “believe,” “seek,” “expect,” “anticipate,” “forecast,” “project,” “intend,” “estimate,” “should,” “could,” “may,” “will,” “plan,” or similar expressions; and

•                  Other statements contained or incorporated by reference in this Quarterly Report on Form 10-Q that are not historical facts.

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

Sales of our current PAH therapies (Remodulin, Tyvaso, Orenitram and Adcirca) comprise substantially all of our revenues. A wide variety of events, many of which are described in other risk factors below, could cause sales of these products to decline, or to grow more slowly than expected. For instance, we would be unable to sell any of these products if their regulatory approvals were withdrawn. Any substantial change in the prescribing practices or dosing patterns of patients using Remodulin, Tyvaso, Orenitram or Adcirca due to combination or competing therapies, side effects, adverse events, deaths or any other reasons could decrease related revenues. We also face potential generic competition. For example, during the fourth quarter of 2012, generic sildenafil became commercially available, which could negatively affect future demand for Adcirca. We also recently settled our patent litigation with Sandoz relating to Remodulin, and have agreed that Sandoz will be permitted to launch its generic version of Remodulin in the United States in June 2018, although Sandoz may be permitted to launch earlier under certain circumstances. We are also defending our intellectual property related to Remodulin and Tyvaso against generic challenges by other generic companies, and another company has recently filed a petition challenging one of our patents relating to Remodulin, Tyvaso and Orenitram. In addition, we rely on third parties to produce, market, distribute and sell all of our commercial products. The inability of any one of these third parties to perform these functions satisfactorily could result in a reduction in sales. In addition, any failure to effectively manage our internal production processes could result in an inability to meet patient demand. Because we are highly dependent on sales of Remodulin, Tyvaso and Adcirca, as well as on future growth in sales of Orenitram, a reduction in sales of any one of these products could have a material adverse impact on our operations.

If our products fail in clinical trials, we will be unable to obtain or maintain FDA and international regulatory approvals and will be unable to sell those products.

To obtain regulatory approvals from the FDA and international regulatory agencies such as the European Medicines Agency (EMA), we must conduct clinical trials demonstrating that our products are safe and effective. In the past, several of our product candidates failed or were discontinued at various stages in the development process. Moreover, we may need to amend ongoing trials or the FDA and/or international regulatory agencies may require us to perform additional trials beyond those we planned. Such occurrences could result in significant delays and additional costs, and related clinical trials may be unsuccessful. Approval of a New Drug Application (NDA) or Biologics License Application (BLA) could be subject to delays if the FDA determines that it cannot review or approve the application as submitted. In such a case, the FDA would issue a refuse-to-file letter or a complete response letter outlining deficiencies in the submission, and the FDA may require substantial additional studies, testing or information in order to complete its review of the application. We may fail to address any of these deficiencies adequately and consequently would be unable to obtain FDA approval to market the product candidate.

In addition, we are enrolling a phase IV clinical trial called FREEDOM-EV, which is a study of Orenitram in combination with other approved pulmonary arterial hypertension (PAH) therapies. One primary endpoint of the study is time to clinical worsening. The primary endpoint of our phase III study of esuberaprost in combination with Tyvaso is also time to clinical worsening. We have not previously conducted a study with time to clinical worsening as its primary endpoint. Our inexperience with this type of trial design may impact our ability to conduct these trials appropriately and achieve positive results, or complete the trials within our anticipated timetable. In particular, failure to prove the efficacy of Orenitram in combination with other PAH therapies could materially limit the commercial potential of Orenitram and impede our growth.

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

We compete with well-established drug companies for, among other things, funding, licenses, expertise, personnel, clinical trial patients and investigators, consultants and third-party collaborators. We also compete with these companies for market share. Most of these competitors have substantially greater financial, marketing, manufacturing, sales, distribution and technical resources, and a larger number of approved products, than we do. These competitors also possess greater experience in areas critical to success such as research and development, clinical trials, sales and marketing and regulatory matters. There are several treatments that compete with our commercial therapies, as well as several other therapies under development, such as Actelion’s Uptravi® (selexipag) drug candidate, which is an oral prostacyclin IP receptor agonist intended to treat PAH. Actelion has announced that it submitted an NDA with the FDA in December 2014, and is expecting a 12-month review, and that it submitted an Marketing Authorisation Application to the European Medicines Agency in December 2014. For the treatment of PAH, we compete with a number of approved products in the United States and worldwide, including the following: Adempas®, Flolan®, Ilomedin®, Letairis®, Opsumit®, Revatio®, Tracleer®, Veletri®, Volibris®, Ventavis®, generic epoprostenol and generic sildenafil citrate. Patients and doctors may perceive these competing products, or products developed in the future, as safer, more effective, more convenient and/or less expensive than our therapies. Alternatively, doctors may reduce the prescribed doses of our products if they prescribe them in combination with our competitors’ products. In addition, many competing PAH therapies are less invasive than Remodulin and the use of these products may delay or prevent initiation of Remodulin therapy. Any of these circumstances could negatively impact our operating results.

Development of new products or technologies by others may make our products obsolete or seemingly inferior.

Other companies may introduce new products that may render all or some of our technologies and products obsolete or noncompetitive. For example, both Adempas and Opsumit were recently approved by the FDA for the treatment of PAH. Our commercial therapies may also have to compete with investigational products currently in development, including Uptravi, which was submitted by Actelion in December 2014 to the FDA and EMA for approval to treat PAH, and TrevyentTM, which is a single-use, pre-filled pump being developed by SteadyMed to deliver a two-day supply of treprostinil subcutaneously using its PatchPump® technology. In addition, alternative approaches to treating chronic diseases, such as gene therapy or cell therapy, may make our products obsolete or noncompetitive. If introduced into the market, investigational therapies for PAH could be used in combination with, or as a substitute for, our therapies. If this occurs, doctors may reduce or discontinue the use of our products for their patients.

Sales of our products are subject to reimbursement from government agencies and other third parties. Pharmaceutical pricing and reimbursement pressures may negatively impact our sales.

The commercial success of our products depends, in part, on the availability of reimbursements by governmental payers such as Medicare and Medicaid, and private insurance companies. An estimated 35-50% of Remodulin, Tyvaso, Adcirca and Orenitram sales in the United States are reimbursed under the Medicare and Medicaid programs. In the United States, the European Union and other potentially significant markets for our products such as China and Japan, government payers and/or third-party payers are increasingly attempting to limit or regulate the price of medicinal products and frequently challenge the pricing of new and expensive drugs. Our prostacyclin analogue products (Remodulin, Tyvaso and Orenitram) are expensive therapies. Consequently, it may be difficult for our distributors to obtain adequate reimbursement for our products from third-party payers to motivate such distributors to support our products. Alternatively, third-party payers may reduce the amount of reimbursement for our products based on changes in pricing of other therapies for PAH. If third-party payers do not approve our products for reimbursement, or limit reimbursements, patients and physicians could choose competing products that are approved for reimbursement or provide lower out-of-pocket costs.

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

We must be able to produce sufficient quantities of our commercial products to satisfy the growing demand for our products. We produce Remodulin, Orenitram, Tyvaso and Unituxin, including the active ingredient in each of these products, at our own facilities and rely on third parties for additional production capacity. We rely on Minnetronix, Inc. as the sole manufacturer of the Tyvaso Inhalation System, and on Eli Lilly and Company (Lilly) as the sole manufacturer of Adcirca. In addition, if the Remodulin Implantable System is approved, we will be reliant on Medtronic as the sole manufacturer of the Synchromed II infusion system.

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

Third parties assist us in: (1) producing our commercial products; (2) conducting clinical trials, preclinical studies and other research and development activities; (3) obtaining regulatory approvals; (4) conducting pharmacovigilance-related and product complaint activities, including drug safety, reporting adverse events and product complaints; and (5) marketing and distributing our products. In addition, we rely on independent third party manufacturers for the availability of pumps and ancillary supplies necessary for the delivery of subcutaneous and intravenous Remodulin, and in most cases we have no contracts with these manufacturers. The involvement of third parties is necessary because we do not possess the internal capacity, and in certain cases the expertise, to perform all of these functions. Accordingly, the success of these third parties in performing their contractual obligations is critical to our operations.

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

We rely heavily on Medtronic for the success of our program to develop an implantable pump to deliver intravenous Remodulin (the Remodulin Implantable System). Medtronic has completed a clinical study in this regard, and submitted a Premarket Approval Application (PMA) seeking FDA approval for the Remodulin Implantable System. We rely on Medtronic to respond to FDA requests for additional information with respect to its PMA, and following approval we will rely on Medtronic to manufacture the Remodulin Implantable System and to maintain appropriate quality controls relating to the system. We also note that Medtronic has received a consent decree requiring the company to stop manufacturing, designing and distributing SynchroMed II implantable infusion pump systems, except in limited circumstances, citing violations of the quality system regulation for medical devices. The consent decree will remain in effect until the FDA has determined that Medtronic has met all the provisions listed in the consent decree. We are currently assessing the impact of this consent decree on our program to develop the Remodulin Implantable System. As such, we can provide no assurances as to the timing or likelihood of the Remodulin implantable pump program’s success. Similarly, we rely heavily on DEKA for the development of a pre-filled, semi-disposable pump system for subcutaneous Remodulin.

We are reliant on third parties to supply pumps and other supplies necessary to deliver Remodulin. There are a limited number of pumps available in the market, and the discontinuation of any particular pump could have a material, adverse impact on our Remodulin revenues. For example, Smiths Medical recently announced that it has discontinued the manufacture of the CADD® MS-3 pump, which is the only pump currently used in the United States for delivery of subcutaneous Remodulin. While we are developing a semi-disposable pump system for subcutaneous Remodulin with DEKA, this pump may not successfully be developed on a timely basis, or at all. If an alternate pump is not launched in the United States before inventories of the CADD MS-3 pump are discontinued, patients in the U.S. will be unable to initiate subcutaneous Remodulin therapy or continue subcutaneous Remodulin therapy in the event their current pumps need replacement, and our revenues would be adversely impacted.

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

When we acquire or license intellectual property rights to drugs and other products that have been discovered and initially developed by others, these rights are frequently limited. For instance, our rights to market Adcirca are geographically limited to the United States and Puerto Rico. Furthermore, we cannot undertake any additional investigational work with respect to Adcirca in other indications of pulmonary hypertension without Lilly’s prior approval. Provisions in our license and purchase agreements may impose other restrictions that affect our ability to develop and market products to which the intellectual property relates. For example, Lilly also has authority over all regulatory activities relating to Adcirca and has the right to determine the price at which we sell the drug.

Our intellectual property rights may not effectively deter competitors from developing competing products that, if successful, could have a material adverse effect on our revenues and profits.

The period under which our commercial and developmental therapies are protected by our patent rights is limited. Three of our U.S. patents covering our current methods of synthesizing and producing treprostinil, the active ingredient in Remodulin, Tyvaso and Orenitram, expire in October 2017, and a fourth will expire in 2028. We recently settled patent litigation with Sandoz, which will permit Sandoz to launch a generic version of Remodulin in the United States in June 2018, although Sandoz may be permitted to enter the market earlier under certain circumstances. We also have been granted one patent in the European Union and one patent in Japan, each of which covers our treprostinil synthesis and production methods and will expire in October 2018. Our three U.S. patents covering an improved diluent for Remodulin will expire in 2028 and 2029. Our patents for Tyvaso covering methods of treating PAH by inhaled delivery will expire in the United States and in various countries throughout the world in 2018 and 2020, respectively. Our patents for Orenitram covering methods of use for treating PAH, orally administered formulations, controlled moisture storage and production methods and controlled release formulations will expire in the United States between 2024 and 2031 and in various countries throughout the world in 2024. The U.S. patent for Adcirca for the treatment of pulmonary hypertension will expire in November 2017.

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

The validity, enforceability and scope of certain of our patents covering Remodulin, Tyvaso and Orenitram are currently being challenged as a result of abbreviated new drug application (ANDA) filings by generic drug companies and a petition for inter partes review. The outcome of current or future challenges with respect to the validity, enforceability, or scope of our patents could significantly reduce revenues from Remodulin, Tyvaso and Orenitram.

Both Sandoz and Teva have filed ANDAs seeking FDA approval to market generic versions of Remodulin, and Watson has filed an ANDA seeking FDA approval to market a generic version of Tyvaso. We recently settled our litigation with Sandoz, which will permit Sandoz to launch its generic Remodulin product in the United States in June 2018, although Sandoz may be permitted to enter the market earlier under certain circumstances, and we have filed lawsuits against Teva and Watson in the U.S. District Court for the District of New Jersey alleging patent infringement. In addition, in October 2015 SteadyMed filed a petition for inter partes review with the Patent Trial and Appeal Board of the United States Patent and Trademark Office seeking to invalidate one of our patents covering a method of making treprostinil that expires in 2028 and is listed in the Orange Book for Remodulin, Tyvaso, and Orenitram. For details on the status of these proceedings, please see Part II, Item 1.—Legal Proceedings and Note 14—Litigation, to our consolidated financial statements, contained elsewhere in this Quarterly Report on Form 10-Q.

There can be no assurance that we will prevail in our defense of our patent rights, or that additional challenges from other ANDA filers or other competitors will not surface with respect to Remodulin, Tyvaso or Orenitram. Our existing patents could be invalidated, found unenforceable or found not to cover one or more generic forms of Remodulin, Tyvaso or Orenitram. If any ANDA filer were to receive approval to sell a generic version of Remodulin, Tyvaso or Orenitram and/or prevail in any patent litigation, the affected product would become subject to increased competition and our revenue would decrease.

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

The price of common stock can be highly volatile within the pharmaceutical and biotechnology sector. Consequently, there can be significant price and volume fluctuations in the market that may not relate to operating performance. The following table sets forth the high and low closing prices of our common stock for the periods indicated:

	High	Low
January 1, 2015—September 30, 2015	$188.56	$124.93
January 1, 2014—December 31, 2014	$136.16	$86.14
January 1, 2013—December 31, 2013	$114.51	$51.64

The price of our common stock could decline sharply due to the following factors, among others:

•                  Failure to meet estimates or expectations of securities analysts;

•                  Quarterly and annual financial results;

•                  Timing of enrollment and results of our clinical trials;

•                  Announcements by us or others regarding generic or other challenges to the intellectual property relating to our products, including developments with respect to the ANDAs filed by generic companies relating to certain of our Remodulin and Tyvaso patents and to our pending lawsuits defending our patent rights, and the inter partes review petition filed by SteadyMed challenging the validity of one of the patents listed in the Orange Book for Remodulin, Tyvaso and Orenitram;

•                  Physician, patient, investor or public concerns regarding the efficacy and/or safety of products marketed or being developed by us or by others;

•                  Changes in, or new legislation and regulations affecting reimbursement of, our therapeutic products by Medicare, Medicaid or other government payers, and changes in reimbursement policies of private health insurance companies, and negative publicity surrounding the cost of high-priced therapies;

•                  Announcements by us or others of technological innovations or new products or announcements regarding our existing products, including in particular the development of new, competing PAH therapies such as Uptravi (selexipag), which is an oral prostacyclin IP receptor agonist developed by Actelion currently undergoing FDA and EMA review;

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

In recent years, our Board of Directors has authorized several programs to repurchase our common stock, including a $500.0 million share repurchase program effective during the one-year period that commences on January 1, 2016. The price of our common stock may, in part, reflect expectations that our repurchase program will be fully consummated or that additional repurchase programs will be authorized once the current program terminates. Our current share repurchase program does not obligate us to acquire any specific number of shares and any further repurchase programs are subject to the approval of our Board of Directors. If we fail to meet analyst or investor expectations regarding repurchase programs, our stock price may decline.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)(1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs(2)
Beginning repurchase authority				$57,646,134
July 1, 2015 - July 31, 2015	336,618	$171.25	336,618	160
August 1, 2015 - August 31, 2015	—	—	—	—
September 1, 2015 - September 30, 2015	—	—	—	—
Total	336,618	$171.25	336,618	$160

(1)         Average price paid per share calculated at settlement, including commission.

(2)         On June 27, 2014, we announced that our Board of Directors authorized a share repurchase program for up to $500.0 million in aggregate repurchases, which became effective August 1, 2014. We fully exhausted the program, repurchasing approximately 3.3 million shares for $500.0 million. Our Board of Directors has authorized a new share repurchase program for up to $500.0 million in aggregate repurchases, which will be effective from January 1, 2016 through December 31, 2016.

Item 6.  EXHIBITS

Exhibits filed as a part of this Form 10-Q are listed on the Exhibit Index, which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED THERAPEUTICS CORPORATION

October 27, 2015	/s/ MARTINE A. ROTHBLATT
	By:	Martine A. Rothblatt, Ph.D.
	Title:	Chairman and Co-Chief Executive Officer
(Co-Principal Executive Officer)

/s/ ROGER A. JEFFS
	By:	Roger A. Jeffs, Ph.D.
	Title:	President and Co-Chief Executive Officer
(Co-Principal Executive Officer)

/s/ JAMES C. EDGEMOND
	By:	James C. Edgemond
	Title:	Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.		Description

3.1		Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-76409).

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

10.1

Asset Purchase Agreement, dated as of August 18, 2015, by and between the Registrant and AbbVie Ireland Unlimited Company, incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on August 19, 2015.

10.2	*	Settlement Agreement, dated September 29, 2015, between the Registrant and Sandoz Inc.

10.3

Amendment No. 3 to Credit Agreement, dated as of October 12, 2015, by and among the Registrant, the lenders party thereto from time to time, Wells Fargo Bank, National Association, as the Administrative Agent, and a subsidiary of the Registrant, as guarantor.

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

101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the SEC on October 27, 2015, formatted in Extensible Business Reporting Language (XBRL): (1) the Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (2) the Consolidated Statements of Operations for the three- and nine-month periods ended September 30, 2015 and 2014, (3) the Consolidated Statements of Comprehensive Income for the three- and nine-month periods ended September 30, 2015 and 2014, (4) the Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2015 and 2014, and (5) the Notes to Consolidated Financial Statements.

*                                         Confidential treatment has been requested with respect to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Act of 1934, as amended. The omitted portions of this document have been filed with the Securities and Exchange Commission.