Form 10-K
period 2015-12-31
UNITED THERAPEUTICS Corp
filed 2016-02-25
CIK 1082554

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2015
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒

          The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price on June 30, 2015, as reported by the NASDAQ Global Select Market was approximately $6,657,883,891.

          The number of shares outstanding of the issuer's common stock, par value $0.01 per share, as of February 12, 2016, was 45,352,746.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's definitive proxy statement for the registrant's 2016 annual meeting of shareholders scheduled to be held on June 21, 2016, are incorporated by reference in Part III of this Form 10-K.

PART I

ITEM 1.    BUSINESS

        United Therapeutics Corporation is a biotechnology company focused on the development and commercialization of innovative products to address the unmet medical needs of patients with chronic and life-threatening diseases.

        Our key therapeutic products and product candidates include:

  •
  Prostacyclin Analogues.  Prostacyclin analogues are stable synthetic forms of prostacyclin, an important molecule produced by the body that has powerful effects on blood vessel health and function. Our lead product is Remodulin® (treprostinil) Injection (Remodulin), which is administered subcutaneously (under the skin) or intravenously (in the vein) for the treatment of pulmonary arterial hypertension (PAH) to diminish symptoms associated with exercise. The United States Food and Drug Administration (FDA) approved Remodulin for subcutaneous and intravenous administration in 2002 and 2004, respectively. Outside the United States, Remodulin is approved in 39 countries, most of which have approved both routes of administration. We are developing new technologies to make Remodulin delivery more convenient, such as implantable pump systems for intravenous Remodulin and pre-filled, semi-disposable pumps for subcutaneous Remodulin. In 2009, the FDA approved Tyvaso® (treprostinil) Inhalation Solution (Tyvaso), an inhaled prostacyclin therapy for the treatment of PAH. In December 2013, the FDA approved Orenitram® (treprostinil) Extended-Release Tablets (Orenitram), an oral prostacyclin analogue for the treatment of PAH, which commenced sales during the second quarter of 2014. Our wholly-owned subsidiary, Lung Biotechnology PBC, is developing another oral prostacyclin analogue for the treatment of PAH called esuberaprost.

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

  •
  Monoclonal Antibody (MAb).  MAbs are antibodies that bind to cancerous tumors and destroy the cancer cells through a mechanism called antibody-dependent cell mediated cytotoxicity. In March 2015, the FDA approved Unituxin® (dinutuximab) Injection (Unituxin), in combination with granulocyte-macrophage colony-stimulating factor (GM-CSF), interleukin-2 (IL-2), and 13-cis-retinoic acid (RA), for the treatment of pediatric patients with high-risk neuroblastoma who achieve at least a partial response to prior first-line multiagent, multimodality therapy. We commenced U.S. sales of Unituxin in the third quarter of 2015. We received European Commission approval during the third quarter of 2015, and plan to commence commercial sales in individual European countries following pricing and reimbursement approvals on a country-by-country basis.

        During the fourth quarter of 2015, we sold the rights to our glycobiology antiviral platform under terms that entitle us to milestone and royalty payments from the buyer in the event the program is successful. Additionally, during the fourth quarter of 2015, we terminated our license agreement with Pluristem Ltd. (Pluristem) relating to the development of a cell-based product for the treatment of PAH using Pluristem's PLacental eXpanded (PLX) cells.

        We generate revenues from sales of Remodulin, Tyvaso, Adcirca, Orenitram and Unituxin (which we refer to as our commercial products). We commenced sales of Orenitram and Unituxin during the second quarter of 2014 and third quarter of 2015, respectively. We expect that sales of our existing commercial products will continue to be our primary sources of revenues for the next several years. Our sales and marketing staff supports the availability of our commercial products in the countries in which they are approved. These efforts are supplemented by contracted distributors.

        Finally, we are engaged in early-stage research and development into a number of organ transplantation-related technologies.

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

Our Products

        Our product portfolio includes the following:

Product	Mode of Delivery	Indication	Current Status	Our Territory
Remodulin	Continuous subcutaneous	PAH	Commercial in the U.S., most of Europe*, Argentina, Brazil, Canada, Chile, China, Israel, Japan, Mexico, Peru, Saudi Arabia, South Korea, Taiwan and Venezuela	Worldwide
Remodulin	Continuous intravenous	PAH	Commercial in the U.S., most of Europe*, Argentina, Canada, China, Israel, Japan, Mexico, Peru, Saudi Arabia, South Korea and Switzerland	Worldwide
Tyvaso	Inhaled	PAH	Commercial in the U.S. and Israel	Worldwide
Adcirca	Oral	PAH	Commercial in the U.S.	United States
Orenitram	Oral	PAH	Commercial in the U.S.	Worldwide
Unituxin	Intravenous	High-risk neuroblastoma	Commercial in the U.S.; also approved in Europe	Worldwide
Remodulin Implantable System	Continuous intravenous via implantable pump	PAH	Submitted to FDA for approval	United States, United Kingdom, Canada, France, Germany, Italy and Japan

Product	Mode of Delivery	Indication	Current Status	Our Territory
Orenitram Combination Therapy	Oral	PAH	Phase III	Worldwide
Esuberaprost in Combination with Tyvaso	Oral	PAH	Phase III	North America, Europe, Mexico, South America, Egypt, India, South Africa and Australia
Ex-Vivo Lung Perfusion	Pre-transplant service providing extended preservation and assessment of donor lungs	End-stage lung disease	Phase II/III	United States
Tyvaso	Inhaled	Pulmonary hypertension associated with idiopathic pulmonary fibrosis	Phase II	Worldwide
Gene Therapy	Intravenous	PAH	Phase I/II	United States
Remodulin	Subcutaneous via pre-filled, semi-disposable pump	PAH	Preclinical	Worldwide

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

        Currently, FDA-approved therapies for PAH focus on three distinct molecular pathways that have been implicated in the disease process: the prostacyclin pathway, the NO pathway, and the endothelin (ET) pathway. The classes of drugs that target these three pathways are:

  •
  Prostacyclin Analogues and IP Prostacyclin Receptor Agonists.  Patients with PAH have been shown to have reduced levels of prostacyclin, a naturally occurring substance that relaxes the pulmonary blood vessels, prevents platelet aggregation and inhibits the proliferation of smooth muscle cells in the pulmonary vessels. Therefore, drugs that mimic the action of prostacyclin, known as prostacyclin analogues, are established PAH treatments. Another class of therapy, called IP prostacyclin receptor agonists, has recently been developed recently to address PAH through the prostacyclin pathway. As compared with prostacyclin analogues, which broadly mimic the effect of prostacyclin, IP prostacyclin receptor agonists bind selectively to the IP receptor, one of several prostacyclin receptors.

  •
  PDE-5 Inhibitors and Guanylate Cyclase (sGC) Stimulators.  Patients with PAH have also been shown to have reduced levels of the enzyme responsible for producing NO, a naturally occurring substance in the body that causes relaxation of the pulmonary blood vessels. NO produces this effect by increasing intracellular levels of cyclic GMP. Therefore, another established therapeutic approach has been to inhibit the degradation of cyclic GMP using drugs known as PDE-5 inhibitors. In addition, sGC is an enzyme found in the endothelial cells and the receptor for NO. When NO binds to sGC, the enzyme enhances production of cyclic GMP. As a result, sGC stimulators are also approved to treat PAH.

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

        Because any or all of the three pathways may be therapeutic targets in a patient, these classes of drugs are used alone or in combination to treat patients with PAH. We currently market drugs in two of these classes. Remodulin, Tyvaso and Orenitram are prostacyclin analogues, and Adcirca is a PDE-5 inhibitor.

Remodulin

        One of our lead products for treating PAH is Remodulin, the active pharmaceutical ingredient of which is a prostacyclin analogue known as treprostinil. We sell Remodulin to specialty pharmaceutical distributors in the United States and to pharmaceutical distributors internationally. We recognized approximately $572.8 million, $553.7 million and $491.2 million in Remodulin net product sales, representing 39 percent, 43 percent and 44 percent of our total revenues for the years ended December 31, 2015, 2014 and 2013, respectively. The FDA approved Remodulin as a continuous subcutaneous infusion therapy in 2002, and as a continuous intravenous infusion therapy in 2004. Remodulin is indicated to treat patients with PAH (World Health Organization (WHO) Group 1), which includes multiple etiologies such as idiopathic and heritable PAH, as well as PAH associated with connective tissue diseases, to diminish symptoms associated with exercise. Studies establishing effectiveness included patients with New York Heart Association (NYHA) Functional Class II-IV (moderate to severe) symptoms. In 2006, the FDA expanded its approval to include transition of patients to Remodulin from Flolan®, the first FDA-approved prostacyclin therapy for PAH. In 2007, the results of a prospective, open-label study demonstrated that stable patients with PAH can be safely transitioned from Flolan to intravenous Remodulin using a rapid switch protocol.

        Outside of the United States, Remodulin is approved for the treatment of PAH in 39 countries by continuous subcutaneous administration and in 35 countries by continuous intravenous administration.

Applications for approval of both subcutaneous and intravenous Remodulin are under review in other countries. We continue to work toward commercializing Remodulin in new territories.

        We believe Remodulin has many qualities that make it an appealing alternative to competitive therapies. Remodulin is stable at room temperature, so it does not need to be cooled during infusion and patients do not need to use cooling packs or refrigeration to keep it stable. Treprostinil is highly soluble, which enables us to produce Remodulin in concentrated solutions. This allows therapeutic concentrations of Remodulin to be delivered at very low flow rates via miniaturized infusion pumps for both subcutaneous and intravenous infusion. Remodulin can be continuously infused for up to 48 hours intravenously or 72 hours subcutaneously before refilling the external infusion pump, and is packaged as an aqueous solution so patients do not have to reconstitute the drug before refilling their pumps.

        In 2008, the FDA approved Teva Pharmaceuticals USA, Inc.'s (Teva) version of generic epoprostenol (the active ingredient in Flolan) for the treatment of PAH via intravenous delivery. Also in 2008, the FDA approved another intravenous but non-generic (temperature stable) version of epoprostenol, which is currently marketed by Actelion Pharmaceuticals Ltd (Actelion) under the name Veletri®. Actelion also markets Tracleer® and Opsumit®, both ETRAs, as well as an inhaled prostacyclin called Ventavis® and the IP prostacyclin receptor agonist known as Uptravi®. Flolan and generic epoprostenol are not stable at room temperature, but Veletri may be stable at room temperature depending on its concentration. Flolan, generic epoprostenol, and Veletri have shorter half-lives than Remodulin, require mixing and daily pump refills, and are not administered with miniaturized infusion pumps. None of these competitive products may be administered via subcutaneous infusion.

        We settled patent litigation with two generic drug companies that filed abbreviated new drug applications (ANDAs) with the FDA to market a generic version of Remodulin in the United States. The first such settlement permits Sandoz Inc. (Sandoz) to launch its generic version of Remodulin in the United States in June 2018 (or earlier in certain circumstances). The second permits Teva to launch its generic version of Remodulin in the United States in December 2018 (or earlier in certain circumstances). For further detail, see the section below entitled Patents and Other Proprietary Rights, Strategic Licenses and Market Exclusivity—Remodulin, Tyvaso and Orenitram Proprietary Rights—Generic Competition.

        There are serious adverse events associated with Remodulin. When infused subcutaneously, Remodulin causes varying degrees of infusion site pain and reaction (redness and swelling) in most patients. Patients who cannot tolerate the infusion site pain related to the use of subcutaneous Remodulin may instead use intravenous Remodulin. Intravenous Remodulin is delivered continuously through a surgically implanted central venous catheter, similar to Flolan, Veletri and generic epoprostenol. Patients who receive therapy through implanted venous catheters have a risk of developing blood stream infections and a serious systemic infection known as sepsis. Other common side effects associated with both subcutaneous and intravenous Remodulin include headache, diarrhea, nausea, jaw pain, vasodilation and edema.

International Regulatory Review of Subcutaneous and Intravenous Remodulin

        Remodulin is approved in 39 countries outside the United States. In 35 of these countries, it is approved for both subcutaneous and intravenous use. In the other four countries, Remodulin is approved for subcutaneous use only.

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

        In Europe, an RMP is routinely required as part of the regulatory approval process for new medicines and also for significant variations involving a change to the route of administration, formulation or indication. For intravenous Remodulin, we have implemented an RMP focused on minimizing the known risks of central venous catheter-related blood stream infections associated with intravenous administration. To date, our RMP for intravenous Remodulin has been approved in 22 EEA countries, with pricing approval in 16 of these.

        In March 2013, the China Food and Drug Administration approved intravenous and subcutaneous Remodulin for PAH in the People's Republic of China. In March 2014, Japan's Ministry of Health, Labor and Welfare approved Remodulin for the treatment of PAH by subcutaneous and intravenous administration. Remodulin is sold in Japan under the brand name Treprost®. In the second and third quarters of 2014, we commenced sales of Remodulin to our distributors in China and Japan, respectively.

Remodulin Implantable System

        In 2009, we entered into an agreement with Medtronic, Inc. (Medtronic) providing us exclusive rights in the United States, the United Kingdom, Canada, France, Germany, Italy and Japan to develop Medtronic's proprietary intravascular infusion catheter to be used with its SynchroMed® II implantable infusion pump and related infusion system components (together referred to as the Remodulin Implantable System) in order to deliver Remodulin to treat PAH. If the Remodulin Implantable System is successful, it could reduce many of the patient burdens and other complications associated with the use of external pumps to administer prostacyclin analogues. With our funding, Medtronic completed the DelIVery clinical trial, which studied the safety of the Remodulin Implantable System while administering Remodulin. The primary objective was to demonstrate a rate of catheter-related complications below 2.5 per 1,000 patient-days while using the Remodulin Implantable System to deliver Remodulin. In September 2013, Medtronic informed us that this primary objective was met (p<0.0001).

        In order to launch the Remodulin Implantable System in the United States, Medtronic and we are pursuing parallel regulatory filings relating to the device and the drug, respectively. In December 2014, Medtronic submitted a premarket approval application (PMA) seeking FDA approval for the catheter and labeling changes for the SynchroMed II pump. Medtronic is entirely responsible for responding to any FDA requests for additional information concerning the use of the Remodulin Implantable System with Remodulin. In March 2015, the FDA requested that Medtronic amend its PMA to reflect an amendment to the SynchroMed II PMA separately submitted by Medtronic's neuromodulation business unit. Medtronic submitted an amendment to its PMA, which was accepted for review by FDA in January 2016, with FDA action expected in 2016.

        In January 2015, we submitted a supplemental NDA with new labeling requesting FDA approval to allow the use of Remodulin with the Remodulin Implantable System. The FDA issued a refuse-to-file letter in March 2015, which meant that we would need to address FDA comments and resubmit our filing. The FDA also indicated that our submission would be treated as a new NDA. We resubmitted our filing as a new NDA in December 2015, and we expect a ten-month review period (October 2016).

        In April 2015, the FDA filed a consent decree requiring Medtronic to stop manufacturing, designing and distributing SynchroMed II implantable infusion pump systems, except in limited circumstances, citing violations of the quality system regulation for medical devices. The consent decree will remain in effect until the FDA has determined that Medtronic has met all the provisions listed in the consent decree. It is unclear how this consent decree will impact our program to develop and commercialize the Remodulin Implantable System, and we anticipate further insight into the potential impact on our program in 2016 when the FDA responds to Medtronic's PMA filing.

Subcutaneous Remodulin Administered via Pre-Filled, Semi-Disposable Pump

        In December 2014, we entered into an exclusive agreement with DEKA Research & Development Corp. (DEKA) to develop a pre-filled, semi-disposable pump system for subcutaneous delivery of Remodulin. Under the terms of the agreement, we are funding all of the development costs related to the semi-disposable pump system and will pay product fees and a single-digit royalty to DEKA based on commercial sales of the system and the Remodulin sold for use with the system. Currently, we are undertaking engineering, design and development work to optimize the DEKA pump to deliver Remodulin in pre-filled reservoirs, and intend to conduct human factor studies in healthy volunteers before submitting an application to the FDA to approve the pre-filled DEKA pump. We do not anticipate that the FDA will require us to conduct clinical trials in patients. Our goal is to be in a position to receive FDA approval for this delivery system by the end of 2018.

Tyvaso

        We commenced commercial sales of Tyvaso in the United States in 2009. We sell Tyvaso to the same specialty pharmaceutical distributors in the United States that distribute Remodulin. For the years ended December 31, 2015, 2014 and 2013, we recognized approximately $470.1 million, $463.1 million and $438.8 million in Tyvaso net product sales, representing 32 percent, 36 percent and 39 percent, respectively, of our total revenues.

        Tyvaso, which contains the active ingredient treprostinil, is administered four times a day by inhaling up to nine breaths during each treatment session, which takes approximately three minutes. Tyvaso is required to be administered using our proprietary Tyvaso Inhalation System, which consists of an ultra-sonic nebulizer that provides a dose of Tyvaso on a breath-by-breath basis. A single ampule containing Tyvaso is emptied into the Tyvaso Inhalation System once per day, so the Tyvaso Inhalation System only needs to be cleaned once daily.

        Tyvaso was generally well tolerated in our trials. The most common adverse events were transient cough, headache, nausea, dizziness and flushing. We completed an open-label study in the United States to investigate the clinical effects of switching patients from Ventavis to Tyvaso. Patients in this study saved an average of approximately 1.4 hours per day when administering Tyvaso compared to Ventavis.

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

        We are developing further enhancements intended to make the Tyvaso Inhalation System easier to use. In addition, we are studying Tyvaso in combination with esuberaprost, as discussed below. Finally, we are currently planning a phase II study of Tyvaso in patients with pulmonary hypertension associated with idiopathic pulmonary fibrosis.

Regulatory Approval of Tyvaso

        In 2009, the FDA approved Tyvaso for the treatment of PAH in WHO Group 1 patients to improve exercise capacity using the Tyvaso Inhalation System. Studies establishing effectiveness included predominately patients with NYHA Functional Class III symptoms. Tyvaso is approved in Israel, where we commenced commercial sales during the second quarter of 2015.

        In June 2010, the FDA granted orphan drug designation for Tyvaso. Such a designation, coupled with FDA approval of the product for the orphan indication, confers an exclusivity period through July 2016, during which the FDA may not approve any application to market the same drug for the same indication, except in limited circumstances.

        In April 2004, the European Medicines Agency (EMA) designated Tyvaso an orphan medicinal product for the treatment of both PAH and chronic thromboembolic pulmonary hypertension. EMA orphan drug designation confers a ten-year exclusivity period commencing with marketing approval. We filed a Marketing Authorization Application (MAA) in December 2008 for Tyvaso with the EMA using the centralized filing process, but withdrew our MAA from consideration by the EMA due to the EMA's major objection related to findings of non-compliance with good clinical practices at two clinical sites. The EMA stated that these findings would preclude a recommendation for approval of Tyvaso in the EU, although the EMA had no major objections at the time of withdrawal related to the safety or efficacy of Tyvaso. At present, we are evaluating the resubmission of Tyvaso for EMA approval as a standalone treatment of PAH, based on experience with the drug since approval by the FDA.

Orenitram

        Orenitram is an extended-release, oral tablet form of treprostinil, which we launched commercially in the United States during the second quarter of 2014. Orenitram is the only FDA-approved, orally administered prostacyclin analogue. We sell Orenitram to the same specialty pharmaceutical distributors in the United States that distribute Remodulin and Tyvaso. For the years ended December 31, 2015 and 2014, we recognized approximately $118.4 million and $41.3 million in Orenitram net product sales, representing eight percent and three percent, respectively, of our total revenues.

Regulatory Approval of Orenitram

        In December 2013, the FDA approved Orenitram for the treatment of PAH in WHO Group 1 patients to improve exercise capacity. The primary study that established efficacy (FREEDOM-M) included predominately patients with WHO functional class II-III symptoms and etiologies of idiopathic or heritable PAH (75%) or PAH associated with connective tissue disease (19%). The most common side effects observed were headache, nausea and diarrhea. FREEDOM-M was a 12-week monotherapy study of Orenitram (meaning patients were not on any background PAH therapy), which met its primary endpoint of improvement in six-minute walk distance at week 12. Analysis of the FREEDOM-M results demonstrated that patients receiving Orenitram improved their six-minute walk distance by a median of approximately 23 meters (p=0.0125, Hodges-Lehmann estimate and non-parametric analysis of covariance in accordance with the trial's pre-specified statistical analysis plan) as compared to patients receiving the placebo. In January 2016, the FDA approved amended labeling describing the transition of patients from intravenous or subcutaneous Remodulin to Orenitram.

Orenitram Combination Therapy

        In addition to the successful monotherapy study noted above, we also conducted two unsuccessful phase III studies of Orenitram in combination with other approved therapies. We believe that in order for Orenitram to reach its full commercial potential, we need to complete further studies to support an amendment to Orenitram's label to indicate that Orenitram delays morbidity and mortality (also known as "time to clinical worsening") in patients who are on an approved oral background therapy. As such, we are enrolling up to 610 patients in a phase IV clinical trial called FREEDOM-EV, which began in 2012. FREEDOM-EV is a placebo-controlled study of patients who enter the study on an approved background therapy, and one of the two primary endpoints of the study is the time to clinical worsening. The other primary endpoint is change in six-minute walk distance from baseline to week 24.

        We expect to seek approval of Orenitram in Europe upon completion of the FREEDOM-EV study. In 2005, the EMA announced that Orenitram had been designated an orphan medicinal product for the treatment of PAH. A request for orphan drug designation for Orenitram for PAH is pending before the FDA.

Adcirca

        We began selling Adcirca in 2009. Adcirca is a PDE-5 inhibitor, the active pharmaceutical ingredient of which is tadalafil. Tadalafil is also the active pharmaceutical ingredient in Cialis®, which is marketed by Lilly for the treatment of erectile dysfunction. We acquired the commercial rights to Adcirca for the treatment of PAH in the United States from Lilly in 2008. We sell Adcirca at prices established by Lilly, which are at parity with Cialis pricing and are typically set at a discount from an average wholesale price to pharmaceutical wholesalers. For the years ended December 31, 2015, 2014 and 2013, we recognized approximately $278.8 million, $221.5 million and $177.0 million in Adcirca net product sales, representing 19 percent, 17 percent and 16 percent, respectively, of our total revenues.

        Patients with PAH have been shown to have reduced levels of the enzyme responsible for producing NO, a naturally occurring substance in the body that has the effect of relaxing vascular smooth muscle cells. NO relaxes pulmonary blood vessels by increasing intracellular levels of cyclic GMP. Because cyclic GMP is degraded by PDE-5, an established therapeutic approach in the treatment of PAH is to use PDE-5 inhibitors to increase levels of cyclic GMP in blood vessels and improve cardiopulmonary function in PAH patients.

        In September 2014, Gilead announced the results of a study of ambrisentan (an ETRA) and tadalafil in PAH patients as a first-line combination treatment, compared to treating PAH patients with only ambrisentan or tadalafil. In the study, first-line treatment with both therapies reduced the risk of clinical failure compared to a monotherapy treatment by 50 percent (p=0.0002). Based on these results, in October 2015, the FDA approved an update to the NDA for Letairis® (ambrisentan), permitting the use of Letairis in combination with tadalafil for PAH to reduce the risks of disease progression and hospitalization for worsening PAH, and to improve exercise ability.

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

FDA Approval of Adcirca

        In 2009, the FDA approved Adcirca with a recommended dose of 40 mg, making it the only once-daily PDE-5 inhibitor for the treatment of PAH. Adcirca is indicated to improve exercise ability in patients with PAH (WHO Group 1), which encompasses patients with various etiologies, such as idiopathic and heritable PAH as well as PAH associated with connective tissue diseases. Studies establishing effectiveness included predominately patients with NYHA Functional Class II-III symptoms. Headaches were the most commonly reported side effect.

Commercial Rights to Adcirca

        In 2008, we entered into several agreements with Lilly, including a license agreement and a manufacturing and supply agreement. Pursuant to the license agreement, Lilly granted us an exclusive license to develop, market, promote and commercialize Adcirca for the treatment of pulmonary hypertension in the United States. Pursuant to the manufacturing and supply agreement, Lilly manufactures Adcirca and distributes it on our behalf via its wholesaler network, in the same manner that it distributes its own pharmaceutical products. See Patents and Other Proprietary Rights, Strategic Licenses and Market Exclusivity below for more details on these agreements.

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

Products to Treat Cancer

Unituxin

        In March 2015, the FDA approved our Biologics License Application (BLA) for Unituxin, in combination with granulocyte-macrophage colony-stimulating factor (GM-CSF), interleukin-2 (IL-2), and 13-cis-retinoic acid (RA), for the treatment of pediatric patients with high-risk neuroblastoma who achieve at least a partial response to prior first-line multiagent, multimodality therapy. We commenced U.S. sales of Unituxin in the third quarter of 2015. We received European Commission approval during the third quarter of 2015, and plan to commence commercial sales in individual European countries following pricing and reimbursement approvals on a country-by-country basis. For the year ended December 31, 2015, we recognized approximately $20.4 million in Unituxin net product sales, representing one percent of our net revenues.

        We previously received orphan drug designation for Unituxin from both the FDA and the EMA. Orphan designation, coupled with FDA approval of our BLA for Unituxin, confers an exclusivity period through March 2022, during which the FDA may not approve any application to market the same drug for the same indication, except in limited circumstances. See Patents and Other Proprietary Rights, Strategic Licenses and Market Exclusivity—Unituxin Proprietary Rights below for more details.

        Under our BLA approval for Unituxin, the FDA has imposed certain post-marketing requirements and post-marketing commitments on us. We are conducting additional clinical and non-clinical studies to satisfy these requirements and commitments. While we believe we will be able to complete these studies, any failure to satisfy these requirements or commitments could result in penalties, including fines or withdrawal of Unituxin from the market, unless we are able to demonstrate good cause for the failure.

Organ Transplantation Research and Development

        We are engaged in a number of research and development activities in xenotransplantation, regenerative medicine and ex-vivo lung perfusion, all of which are intended to increase the supply of transplantable organs and tissues. These activities are principally focused on lungs, but are also being applied to other organs such as hearts and kidneys. For additional detail, see Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Major Research and Development Projects—Organ Transplantation.

Sales and Marketing

        Our marketing strategy for our commercial products is to use our sales and marketing teams to reach out to the prescriber community to: (1) increase PAH awareness; (2) increase understanding of the progressive nature of PAH; and (3) increase awareness of our commercial products and how they fit into the various stages of disease progression and treatment. Our sales and marketing teams consisted of approximately 160 employees as of December 31, 2015. We have divided our domestic PAH sales force into two teams. One team sells Remodulin and Orenitram, while the other team sells Tyvaso and Adcirca. We have a separate team that is responsible for marketing Unituxin.

Distribution of Commercial Products

United States Distribution of Remodulin, Tyvaso, Orenitram, and Unituxin

        We distribute Remodulin, Tyvaso and Orenitram throughout the United States through two contracted specialty pharmaceutical distributors: Accredo Health Group, Inc. (Accredo) and CVS Caremark (Caremark). These distributors are required to maintain certain minimum inventory levels in order to ensure an uninterrupted supply to patients who are prescribed our therapies. We compensate Accredo and Caremark on a fee-for-service basis for certain ancillary services in connection with the distribution of these products. If any of our distribution agreements expire or terminate, we may, under certain circumstances, be required to repurchase any unsold Remodulin, Tyvaso or Orenitram inventory held by our distributors.

        These specialty pharmaceutical distributors are responsible for assisting patients with obtaining reimbursement for the cost of our treprostinil-based products and providing other support services. Under our distribution agreements, we sell each of our treprostinil-based products to these distributors at a transfer price that we establish. We have generally increased the price of Tyvaso by 4.9 percent annually, with the last such price increase becoming effective on January 1, 2015. We have not increased the price of Remodulin since 2010. We have also established patient assistance programs in the United States, which provide our treprostinil-based products to eligible uninsured or under-insured patients at no charge. Accredo and Caremark assist us with the administration of these programs.

        In the second quarter of 2015, we entered into an exclusive distribution agreement with ASD Specialty Healthcare, Inc. (ASD), an affiliate of AmerisourceBergen Corporation, to distribute Unituxin in the United States. Under this agreement, we sell Unituxin to ASD at a transfer price that we establish, and we pay ASD fees for services provided in connection with the distribution and support of Unituxin.

United States Distribution of Adcirca

        We sell Adcirca to pharmaceutical wholesalers at a discount from an average wholesale price. Under our manufacturing and supply agreement with Lilly (see Patents and Other Proprietary Rights, Strategic Licenses and Market Exclusivity below for more details), Lilly manufactures Adcirca and distributes it via its wholesaler network, which includes Accredo and Caremark, in the same manner that it distributes its own pharmaceutical products. Under the terms of this agreement, we take title to Adcirca upon completion of its manufacture by Lilly. Adcirca is shipped to customers in accordance with purchase orders received by Lilly. When customers take delivery of Adcirca, Lilly sends an invoice and collects the amount due from the customer subject to customary discounts and rebates, if any. Although Lilly provides these services on our behalf, we maintain the risk of loss as it pertains to inventory, product returns and non-payment of invoices. The manufacturing and supply agreement will continue in effect until expiration or termination of the license agreement. Lilly retains authority under the license agreement for all regulatory activities with respect to Adcirca, as well as its retail pricing, which has been and is expected to remain at price parity with Cialis. Since receiving FDA approval of Adcirca, Lilly has generally increased the net wholesale price of Adcirca two or three times each year. During 2014, Lilly increased the net wholesale price of Adcirca by 9.1 percent in July and by 9.9 percent in December. During 2015, Lilly increased the net wholesale price of Adcirca by 9.9 percent in May and by 9.9 percent in December. We have also established a patient assistance program in the United States, which provides Adcirca to eligible uninsured or under-insured patients at no charge.

International Distribution of Remodulin

        We currently sell subcutaneous and intravenous Remodulin outside the United States to various distributors, each of which has exclusive distribution rights in one or more countries within Europe, Israel and the Middle East, Asia and South and Central America. We also distribute Remodulin in Canada through a specialty pharmaceutical wholesaler. In some of the European markets where we are not licensed to market Remodulin, such as in Spain and the United Kingdom, we sell (but do not market) Remodulin on a named-patient basis in which therapies are approved for individual patients by a national medical review board, hospital or health plan on a case-by-case basis. We continue to work on expanding our sales of Remodulin into new territories through our existing network of distributors.

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

        In October 1997, we filed patent applications for a new synthesis method for treprostinil in the United States, Europe and various other countries. These applications resulted in the grant of three patents in the United States, all of which expire in October 2017, as well as patents granted in a number of other countries which expire in October 2018.

        We continue to conduct research into new methods to synthesize treprostinil and have filed a number of additional patent applications relating to production of treprostinil, several of which have already been granted in the United States. One such patent was granted, expiring in 2028, and is listed in the FDA's Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book (see Orange Book below), for Remodulin, Tyvaso and Orenitram.

        In addition to the treprostinil patents noted above, we have other patents specific to our individual treprostinil-based products, including the following:

  •
  Remodulin.  We have been granted three U.S. patents covering an improved diluent for Remodulin, which expire in 2028 and 2029. We have another patent covering intravenous administration of Remodulin with certain diluents, which expires in 2024. All four of these patents are listed in the Orange Book.

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

Orange Book

        In seeking approval of a drug through an NDA or BLA or upon issuance of new patents following approval of an NDA or BLA, applicants are required to submit to the FDA each patent that has claims covering the applicant's product or a method of using the product. Each of the patents submitted is then published in the Orange Book. See Governmental Regulation—Hatch-Waxman Act below for further details. Remodulin currently has six unexpired Orange Book-listed patents with expiration dates ranging from 2017 to 2029. Tyvaso currently has four unexpired Orange Book listed patents with expiration dates ranging from 2017 to 2028. Orenitram currently has nine unexpired Orange Book listed patents with expiration dates ranging from 2017 to 2031. Additional patent applications are pending, and if granted, may be eligible for listing in the Orange Book.

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

        Remodulin was formerly protected in the EU by data protection regulations, which prevent the grant of an abbreviated marketing approval for a product containing treprostinil for the treatment of PAH for a period of either six or ten years from the date of the grant of the first marketing authorization in the EU. In those countries where protection runs for six years, that period expired prior to 2015, while in those countries where protection runs for ten years, that period expired in February 2015.

Generic Competition

        In September 2015, we settled litigation with Sandoz relating to Sandoz's ANDA seeking FDA approval to market a generic version of Remodulin before the expiration of certain of our U.S. patents in October 2017, September 2028, December 2028, and March 2029. Under the terms of this settlement, Sandoz will be permitted to market its generic version of Remodulin in the United States beginning in June 2018, although Sandoz may be permitted to enter the market earlier under certain circumstances. We also recently settled litigation with Teva relating to a similar ANDA to market a generic version of Remodulin. That settlement permits Teva to market its generic version of Remodulin in the United States beginning in December 2018, although Teva may be permitted to enter the market earlier under certain circumstances. We are engaged in litigation against Watson Laboratories, Inc. (Watson), contesting its ANDA to market a generic version of Tyvaso before the expiration of certain of our U.S. patents in November 2018 and December 2028. Finally, in October 2015 SteadyMed Ltd. (SteadyMed) filed a petition for inter partes review seeking to invalidate one of our patents that expires in December 2028 and covers a method of making treprostinil, which is the active ingredient in Remodulin, Tyvaso and Orenitram. SteadyMed has announced that it is developing a product called Trevyent™, which is a single-use, pre-filled pump intended to deliver a two-day supply of treprostinil subcutaneously using SteadyMed's PatchPump® technology. In January 2016, SteadyMed announced that Trevyent has been granted orphan drug designation by the FDA for the treatment of PAH. These matters are discussed further in Item 3—Legal Proceedings of this Annual Report on Form 10-K, and in Note 19—Litigation, to our consolidated financial statements included with this Annual Report on Form 10-K. In February 2016, we received notice that Actavis Laboratories FL, Inc. (Actavis) filed an ANDA seeking FDA approval to market a generic version of the 2.5 mg strength of Orenitram. For further details, please see Part II, Item 9B—Other Information.

        As a result of our settlements with Sandoz and Teva, we expect to see generic competition from these companies for Remodulin beginning in June 2018 and December 2018, respectively. This increased competition could reduce our sales and profits. In addition, while we intend to vigorously enforce our intellectual property rights relating to Tyvaso and Orenitram, we may not prevail in defending our patent rights, and additional challenges from other ANDA filers or other challengers may surface with respect to these products. Our patents could be invalidated, found unenforceable or found not to cover one or more generic forms of Remodulin, Tyvaso or Orenitram. If any ANDA filer receives approval to sell a generic version of Remodulin, Tyvaso or Orenitram and/or prevail in any patent litigation, the affected product(s) would become subject to increased competition, which could reduce our sales and profits.

        Certain patents for Revatio, a PDE-5 inhibitor marketed by Pfizer for treatment of PAH, expired in 2012, leading several manufacturers to launch generic formulations of sildenafil citrate, the active ingredient in Revatio. Generic sildenafil's lower price relative to Adcirca could lead to pressure from payers to use generic products within the same class of therapy initially, which could erode Adcirca's market share and limit its potential sales. Although we believe Adcirca's once-daily dosing regimen provides a significant competitive advantage over generic sildenafil's multiple dosing regimen, government payers and private insurance companies may favor the use of less expensive generic sildenafil over Adcirca. Thus far, we have not observed any measurable impact of generic sildenafil on sales of Adcirca; however, circumstances could change over time and our revenues could be adversely impacted. The U.S. patent for Adcirca for the treatment of pulmonary hypertension will expire in November 2017, following which we expect to see generic competition for Adcirca.

        Patent expiration and generic competition for any of our commercial PAH products could have a significant, adverse impact on our revenues and profits, and is inherently difficult to predict. For additional discussion, refer to the risk factor entitled, Our intellectual property rights may not effectively deter competitors from developing competing products that, if successful, could have a material adverse effect on our revenues and profits, contained in Item 1A—Risk Factors included in this Annual Report on Form 10-K.

Supernus License

        In 2006, we entered into an exclusive license agreement with Supernus to use certain of its technologies in producing Orenitram. Under the agreement, we paid Supernus certain amounts upon the achievement of specified milestones based on the development and commercial launch of Orenitram for PAH, and we would be obligated to make additional milestone payments if we develop Orenitram for a second indication. In addition, the agreement provides that we will pay a single-digit royalty based on net worldwide sales. This royalty will be paid for approximately twelve years commencing with the first product sale and is subject to adjustments as specified in the agreement. The royalties commenced in the second quarter of 2014 with the first sale of Orenitram.

Lilly Agreements Related to Adcirca

        In 2008, we entered into several agreements with Lilly regarding Adcirca, including a license agreement and a manufacturing and supply agreement.

  License Agreement

        Under the terms of the license agreement, Lilly granted us an exclusive license for the right to develop, market, promote and commercialize Adcirca for the treatment of pulmonary hypertension in the United States. We agreed to pay Lilly royalties equal to five percent of our net product sales of Adcirca, as a pass through of Lilly's third-party royalty obligations, for so long as Lilly is required to make such payments.

        Lilly retained the exclusive rights to develop, manufacture and commercialize pharmaceutical products containing tadalafil, the active pharmaceutical ingredient in Adcirca, for the treatment of pulmonary hypertension outside of the United States and for the treatment of other diseases worldwide. Lilly retained authority for all regulatory activities with respect to Adcirca and for setting the wholesale price of Adcirca, which has been and is expected to continue to be at price parity with Cialis.

        The license agreement will continue in effect until the later of: (1) expiration, lapse, cancellation, abandonment or invalidation of the last claim to expire within a Lilly patent covering the commercialization of Adcirca for the treatment of pulmonary hypertension in the United States; or

(2) expiration of any government-conferred exclusivity rights to use Adcirca for the treatment of pulmonary hypertension in the United States.

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

Unituxin Proprietary Rights

        In 2010, we entered into a Cooperative Research and Development Agreement (CRADA) with the National Cancer Institute (NCI) of the United States National Institutes for Health (NIH) to collaborate on the late-stage development and regulatory approval process for Unituxin for children with high-risk neuroblastoma and patients with other forms of cancer. In lieu of a royalty payment to the NCI, we have an ongoing obligation to provide the NCI with Unituxin for its studies free of charge. We previously received orphan drug designation for Unituxin from both the FDA and the EMA. Orphan designation, coupled with FDA approval of our BLA in March 2015, confers an exclusivity period through March 2022, during which the FDA may not approve any application to market the same drug for the same indication, except in limited circumstances. For further details, refer to the section above entitled Products to Treat Cancer—Unituxin.

Medtronic Agreement

        In 2009, we entered into an exclusive agreement with Medtronic, which was amended in 2011, to collaborate on the development and commercialization of Medtronic's proprietary intravascular infusion catheter to be used with Medtronic's Synchromed II implantable infusion pump and related infusion system components (together referred to as the Remodulin Implantable System) in order to deliver Remodulin for the treatment of PAH in the United States, United Kingdom, Canada, France, Germany, Italy and Japan. Under the amended agreement, we have been working together at our expense to develop the Remodulin Implantable System, conduct a clinical trial (which was completed in 2013) and obtain regulatory approval for the use of Remodulin with the Remodulin Implantable System. If this development program is successful, our agreement provides that, upon commercialization, we will purchase infusion pumps and supplies from Medtronic and will also pay a royalty to Medtronic based on net product sales of Remodulin for use in the Remodulin Implantable System within the exclusive territories, subject to certain adjustments specified in the agreement. The

Remodulin Implantable System will be exclusive to Remodulin so long as we purchase a minimum percentage of our annual requirement for implantable pump systems from Medtronic. We will be solely responsible for all marketing and promotion of the Remodulin Implantable System for the delivery of Remodulin for the treatment of PAH in the exclusive territories. For further details, refer to the section above entitled Products to Treat Cardiopulmonary Diseases—Pulmonary Arterial Hypertension—Remodulin—Remodulin Implantable System.

Toray Amended License Agreement

        In 2000, we licensed from Toray the exclusive right to develop and market beraprost for cardiovascular indications. Beraprost is a chemically stable oral prostacyclin analogue in a sustained release formulation, which is approved to treat PAH in Japan and certain other countries. This license gives us exclusive rights to develop beraprost and its variants (including esuberaprost) throughout North America, Europe, and certain other territories. We are currently developing esuberaprost under this license agreement.

        Pursuant to a March 2007 amendment to our license agreement with Toray, we issued 200,000 shares of our common stock to Toray. Toray has the right to request that we repurchase these shares (which have since split into 400,000 shares) upon 30 days prior written notice at the price of $27.21 per share. The 2007 amendment also provided for certain milestone payments during the development period and upon receipt of regulatory approval for beraprost in the United States or the EU.

        In 2011, we amended our license agreement with Toray to reduce the royalty rates in exchange for a total of $50.0 million in equal, non-refundable payments to Toray over the five-year period ending in 2015. As of December 31, 2015, this obligation was fully satisfied. Toray has the right to terminate the license agreement in the event of a change of control of our company under certain circumstances. For further details, refer to the section above entitled Products to Treat Cardiopulmonary Diseases—Pulmonary Arterial Hypertension—Esuberaprost.

DEKA Agreement

        In December 2014, we entered into an exclusive agreement with DEKA to develop a pre-filled, semi-disposable pump system for subcutaneous delivery of Remodulin. Under the terms of the agreement, we are funding the development costs related to the semi-disposable pump system and will pay product fees and a single-digit royalty to DEKA based on commercial sales of the system and the Remodulin sold for use with the system. Our goal is to be in a position to receive FDA approval for this delivery system by the end of 2018.

Other

        We are party to various other license agreements relating to therapies and technologies under development. These license agreements require us to make payments based on a percentage of sales if we are successful in commercially developing these therapies, and may require other payments upon the achievement of certain milestones.

Research & Development Expenditures

        We are engaged in research and development and have incurred substantial expenses for these activities. These expenses generally include the cost of acquiring or inventing new technologies and products, as well as new product development (both preclinical and clinical studies and manufacturing cost for unapproved products). Research and development expenses during the years ended December 31, 2015, 2014 and 2013 totaled approximately $245.1 million, $242.5 million and $299.3 million, respectively. See Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Major Research and Development Projects for additional information regarding expenditures related to major research and development projects. Research and development expense is significantly impacted by fluctuations in our stock price, due to the cash payment obligations created by our share-based compensation programs. For further details, see Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Operating Expenses—Share-Based Compensation.

Production and Supply

        We produce our primary supply of Remodulin, Tyvaso, Orenitram and Unituxin at our own facilities. In particular, we synthesize treprostinil, the active ingredient in Remodulin and Tyvaso, and treprostinil diolamine, the active ingredient in Orenitram, at our facility in Silver Spring, Maryland. We also produce finished Tyvaso, Remodulin, and Unituxin at our Silver Spring facility. We produce Orenitram and we package, warehouse and distribute Remodulin, Tyvaso, Orenitram and Unituxin, at our facility in Research Triangle Park, North Carolina.

        We maintain a two-year inventory of Remodulin, Tyvaso and Orenitram based on expected demand, and we also contract with third-party contract manufacturers to supplement our capacity, in order to mitigate the risk that we might not be able to produce sufficient quantities to meet patient demand. For example, Baxter Pharmaceutical Solutions, LLC (Baxter) is approved by the FDA, the EMA and various other international regulatory agencies to produce Remodulin for us. In the case of Tyvaso, we rely on Catalent Pharma Solutions, Inc. (Catalent) to serve as an additional producer of Tyvaso, and we rely entirely on Minnetronix Inc. to manufacture the nebulizer used in our Tyvaso Inhalation System. We are working to obtain FDA approval of third party contract manufacturers to serve as additional producers of Orenitram and Unituxin.

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

Competition

        Many drug companies engage in research and development to commercialize products to treat cardiovascular diseases and cancer. For the treatment of PAH, we compete with many approved products in the United States and the rest of the world, including the following:

  •
  Flolan, Veletri and generic epoprostenol.  Flolan (epoprostenol) is a prostacyclin that is delivered by intravenous infusion. Glaxo began marketing Flolan in the United States in 1996, and the generic exclusivity period for Flolan expired in 2007. In 2008, the FDA approved Teva's version of generic epoprostenol for the treatment of PAH. In 2010, Actelion commenced sales of Veletri, which is another version of intravenous epoprostenol;

  •
  Ventavis and Ilomedin®.  Approved in 2004 in the United States and in 2003 in Europe, Ventavis (iloprost) is an inhaled prostacyclin analogue. Ventavis is currently marketed by Actelion in the United States and by Bayer in Europe. Iloprost is also marketed by Bayer in certain countries outside the United States in an intravenous form known as Ilomedin;

  •
  Tracleer.  Tracleer (bosentan), an oral ETRA therapy for the treatment of PAH, was approved in 2001 in the United States and in 2002 in Europe. Tracleer is marketed worldwide by Actelion;

  •
  Letairis.  Approved in 2007 in the United States, Letairis (ambrisentan) is an oral ETRA therapy marketed by Gilead for the treatment of PAH. In 2008, Glaxo received marketing authorization from the EMA for Letairis in Europe, where it is known as Volibris®;

  •
  Revatio and generic sildenafil citrate.  Approved in 2005 in the United States, Revatio (sildenafil citrate) is an oral PDE-5 inhibitor therapy marketed by Pfizer. Revatio contains sildenafil citrate, the same active ingredient as Viagra. In the fourth quarter of 2012, several companies began marketing generic formulations of sildenafil citrate;

  •
  Opsumit.  Approved in October 2013 in the United States and December 2013 in the EU, Opsumit (macitentan) is an oral ETRA marketed by Actelion for the treatment of PAH;

  •
  Adempas®.  Approved in August 2013 in the United States and March 2014 in the EU, Adempas (riociguat) is a soluble guanylate cyclase stimulator, which targets a similar vasodilatory pathway as PDE-5 inhibitors and is approved for chronic thromboembolic pulmonary hypertension and PAH. Adempas is an oral therapy marketed by Bayer; and

  •
  Uptravi.  Approved in the United States in December 2015, Uptravi (selexipag) is an oral IP prostacyclin receptor agonist marketed by Actelion. Actelion submitted an MAA for EMA approval of Uptravi in December 2014, and in January 2016 received a positive opinion from the Committee for Medicinal Products for Human Use recommending European Commission approval for Uptravi. Actelion also has applications pending in various other jurisdictions. Nippon Shinyaku Co., Ltd. holds the right to market Uptravi in Japan, where it submitted an NDA in January 2016.

        There are also a variety of investigational PAH therapies in the later stages of development, including the following:

  •
  Ralinepag, an oral IP prostacyclin receptor agonist being developed by Arena Pharmaceuticals, Inc. (Arena). Arena commenced a phase II clinical trial of ralinepag in 2014; and

  •
  Trevyent, a formulation of treprostinil being developed by SteadyMed Ltd. (SteadyMed) for delivery via its pre-filled, disposable PatchPump®. SteadyMed announced that it plans to submit an NDA and MAA for Trevyent in the second half of 2016. In January 2016, SteadyMed announced that Trevyent has been granted orphan drug designation by the FDA for the treatment of PAH.

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

        Orenitram faces competition from Uptravi, which is indicated to delay disease progression and reduce the risk of hospitalization for PAH. This indication may provide a competitive advantage against Orenitram, which is indicated to improve exercise capacity. As noted above, however, Uptravi is an oral IP prostacyclin receptor agonist, a new class of therapy that addresses PAH through the prostacyclin pathway. While prostacyclin analogues such as Orenitram broadly mimic the effect of prostacyclin, IP prostacyclin receptor agonists bind selectively to the IP receptor, one of several prostacyclin receptors. In addition, Orenitram's label allows physicians flexibility to titrate each patient's dosing up to a level according to tolerability, without any stated maximum. By contrast, Uptravi's label limits uptitration to a specific maximum dose.

        We will also likely face competition from generic pharmaceutical companies in the future. For example, two generic companies filed ANDAs requesting FDA approval to market a generic version of Remodulin. We settled patent litigation with both companies, and our settlement agreements will allow Sandoz and Teva to launch generic versions of Remodulin in June 2018 and December 2018, respectively. Generic companies have filed ANDAs requesting FDA approval to market generic versions of Tyvaso and Orenitram. For details, see the sections below entitled Governmental Regulation—Hatch-Waxman Act, Item 3—Legal Proceedings, and Part II, Item 9B—Other Information. In addition, certain Revatio patents expired in 2012, leading several manufacturers to launch generic formulations of sildenafil citrate, which physicians could prescribe for the treatment of PAH. Generic sildenafil citrate's lower price, relative to Adcirca, could erode Adcirca's market share and limit its growth potential. Although we believe Adcirca's once-daily dosing regimen is an appealing alternative to generic sildenafil citrate's dosing regimen of three times per day, we expect government payers and private insurance companies to favor over time the use of the less expensive generic sildenafil citrate instead of Adcirca. The U.S. patent for Adcirca for the treatment of pulmonary hypertension will expire in November 2017, following which we expect to see generic competition for Adcirca.

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

        Preclinical tests include laboratory evaluation of product chemistry and formulation, as well as animal studies to explore toxicity and for proof-of-concept. The conduct of the preclinical tests must comply with federal regulations and requirements including good laboratory practices. In the United States, the results of preclinical testing are submitted to the FDA as part of an IND, along with other information including information about product chemistry, manufacturing and controls and a proposed clinical trial protocol. Long-term preclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted. Absent FDA objection within 30 days after submission of an IND, the IND becomes effective and the clinical trial proposed in the IND may begin. At any time during this 30-day period or at any time thereafter, the FDA may halt, temporarily or permanently, a clinical trial. The IND process may be extremely costly and may substantially delay development of our products. Moreover, positive results of preclinical tests will not necessarily indicate positive results in clinical trials.

        Clinical trials involve the administration of the investigational new drug or biologic to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted: (1) in compliance with federal regulations; (2) in compliance with good clinical practices (GCP), an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators, and monitors; and (3) under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety and the criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND.

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

        Clinical trials in support of an NDA or a BLA are typically conducted in sequential phases, but the phases may overlap. During phase I, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses, and, if possible, early evidence on effectiveness. Phase II usually involves studies in a limited patient population to assess the efficacy of the drug in specific, targeted indications, assess tolerance and optimal dosage and identify possible adverse effects and safety risks. If a compound is found to be potentially effective and to have an acceptable safety profile in phase II evaluations, then a meeting may be requested at the end of phase II to determine the safety of proceeding to phase III. Phase III trials, also called pivotal studies, major studies or advanced clinical trials, are undertaken to demonstrate clinical efficacy and safety in a larger number of patients, typically at geographically diverse clinical study sites, and to permit the FDA to evaluate the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug. Phase IV studies are often conducted following marketing approval, in order to meet regulatory requirements or to provide additional data relating to the use of the drug.

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

The cost of preparing and submitting an NDA or BLA is substantial. Under federal law, the submission of most NDAs and BLAs is additionally subject to a substantial application fee, currently exceeding $2.3 million, and the manufacturer and/or sponsor of an approved NDA or BLA is also subject to annual product and establishment fees, currently exceeding $114,000 per product and $585,000 per establishment. These fees are typically increased annually. However, the application fees may be waived for orphan drugs if certain requirements are met.

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

  Orphan Drugs

        Under the Orphan Drug Act, an applicant can request the FDA to designate a product as an "orphan drug" in the United States if the drug is intended to treat a rare disease or condition affecting fewer than 200,000 people in the United States. Orphan drug designation must be requested before submitting an NDA or BLA. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The first NDA or BLA applicant to receive orphan drug designation and FDA approval for a particular active ingredient to treat a particular disease via a particular delivery method is entitled to a seven-year exclusive marketing period in the United States. During the seven-year period, the FDA may not approve any other application to market the same drug for the same disease, except in limited circumstances such as (1) a showing of clinical superiority to the product with orphan drug exclusivity, meaning that it has greater effectiveness or safety, or provides a major contribution to patient care (such as a change in delivery system); or (2) or the inability of the NDA or BLA holder for the product with orphan drug exclusivity to assure availability of sufficient quantities of the drug to meet the needs of patients with the rare disease or condition. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA or BLA application user fee.

        The FDA granted orphan drug designation for the active ingredient treprostinil for the treatment of PAH as a continuous infusion. However, this designation does not preclude us from seeking orphan drug designation for other treprostinil formulations or routes of administration to treat PAH, or for treprostinil used to treat other orphan diseases. In order for the FDA to grant orphan drug designation for other formulations or routes of administration of treprostinil to treat PAH, we must demonstrate that such new formulation or route of administration is clinically superior to the formulation or route of administration previously granted orphan drug designation. The FDA has granted orphan drug designation for Tyvaso and Unituxin. A request for orphan drug designation for Orenitram is pending.

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

  Hatch-Waxman Act

        The Hatch-Waxman Act (also known as the Drug Price Competition and Patent Term Restoration Act) was passed in 1984 to encourage research and development of new drugs and competition between brand and generic pharmaceutical companies. It created a faster approval process for generic drugs, called the ANDA, while providing protection to brand pharmaceuticals by extending their patent protection, in some cases, to compensate for patent life lost during the product development and approval process and providing periods of market exclusivity to encourage continuing research on, for example, new uses, strengths or dosage forms for existing drugs.

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

        The ANDA applicant is required to certify to the FDA concerning any patents listed for the approved product in the FDA's Orange Book. Specifically, the applicant must certify that: (1) the required patent information has not been filed; (2) the listed patent has expired; (3) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patent is invalid or will not be infringed by the new product. A certification that the new product will not infringe the already approved product's listed patents or that such patents are invalid is called a Paragraph IV certification. If the applicant does not challenge the listed patents, the ANDA application will not be approved until all the listed patents claiming the referenced product have expired. Alternatively, for a patent covering an approved method of use, an ANDA applicant may submit a statement to the FDA that the company is not seeking approval for the covered use.

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

        The ANDA application also will not receive approval until any non-patent exclusivity, such as exclusivity for obtaining approval of an NDA for a new chemical entity, has expired. Federal law provides a period of five years following approval of a drug containing no previously approved active moiety, during which ANDAs for generic versions of those drugs cannot be submitted unless the submission contains a Paragraph IV certification, in which case the submission may be made four years following the original product approval. Following approval of an application to market a drug that contains previously approved active ingredients in a new dosage form, route of administration or combination, or for a new condition of use that was required to be supported by new clinical trials conducted by or for the sponsor, the FDC Act provides for an exclusivity period of three years, during which the FDA cannot grant effective approval of an ANDA for such new condition of use, dosage form or strength that meets certain statutory requirements. Both of the five-year and three-year exclusivity periods, as well as any unexpired patents listed in the Orange Book for the listed drug, can be extended by six months if the FDA grants the NDA sponsor a period of pediatric exclusivity based on studies submitted by the sponsor in response to a written request.

        The Hatch-Waxman Act provides that patent terms may be extended to compensate for some of the patent life that is lost during the FDA regulatory review period for a product. This extension period would generally be one-half the time between the effective date of an IND and the submission date of an NDA, plus all of the time between the submission date of an NDA and its approval, subject to a maximum extension of five years. Similar patent term extensions are available under European laws. Following FDA approval, we filed a patent term extension application with the United States Patent and Trademark Office for our patent covering the method of treating PAH using treprostinil. The application was approved in February 2005 with the maximum patent term extension of five years, and the patent expired in October 2014.

        We have received Paragraph IV certification letters from Watson and Actavis advising that they have submitted ANDAs to the FDA requesting approval to market generic versions of Tyvaso and Orenitram, respectively. We have also settled litigation relating to Paragraph IV certification letters from Sandoz and Teva advising that each has submitted an ANDA to the FDA requesting approval to market generic versions of Remodulin. Under our settlement agreements with Sandoz and Teva, they will be permitted to market their generic versions of Remodulin in the Unites States beginning in June 2018 and December 2018 respectively, or earlier in certain circumstances. For further details, please see Note 19—Litigation, to our consolidated financial statements, Item 3—Legal Proceedings and Part II, Item 9B—Other Information.

  Section 505(b)(2) New Drug Applications

        Most drug products (other than biological products) obtain FDA marketing approval pursuant to an NDA submitted under Section 505(b)(1) of the Food, Drug and Cosmetic Act (FDCA), or an ANDA. A third alternative is a special type of NDA submitted under Section 505(b)(2) of the FDCA, commonly referred to as a Section 505(b)(2) NDA, which enables the applicant to rely, in part, on the FDA's finding of safety and efficacy data for an existing product, or published literature, in support of its application.

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

        To secure European regulatory approval for Tyvaso, we submitted an MAA to the EMA via the centralized process in 2008. Regulations in Europe have changed since we made our initial filing for Remodulin and all therapies for orphan diseases must now use the centralized process. In February 2010, we withdrew our MAA from consideration by the EMA, and do not currently intend to resubmit it as a standalone treatment for PAH due to the EMA's major objection related to findings of non-compliance with good clinical practice at two clinical sites. The EMA stated that these findings would preclude a recommendation for approval of Tyvaso in the EU. The EMA had no major objections at the time of withdrawal related to the safety or efficacy of Tyvaso.

  Biologics

        Biological products used for the prevention, treatment, or cure of a disease, or condition, of a human being are subject to regulation under the FDC Act and the PHSA. Biological products are approved for marketing via a BLA that follows an application process and approval requirements that are very similar to those for NDAs. To help reduce the increased risk of the introduction of adventitious agents, the PHSA emphasizes the importance of manufacturing control for products whose attributes cannot be precisely defined. The PHSA also provides authority to the FDA to immediately suspend licenses in situations where there exists a danger to public health, to prepare or procure products in the event of shortages and critical public health needs, and to authorize the creation and enforcement of regulations to prevent the introduction, or spread, of communicable diseases in the United States.

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

        The Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (PPACA), included a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCI Act, which created an abbreviated approval pathway for biological products shown to be similar to, or interchangeable with, an FDA-licensed reference biological product. This is conceptually similar to the Hatch-Waxman Act in that it attempts to minimize duplicative testing. Biosimilarity requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency must be shown through analytical studies, animal studies, and at least one clinical study absent a waiver. In addition, only minor differences in clinically inactive components are allowable in biosimilar products. An interchangeable biological product is a biosimilar to an FDA-approved reference product that meets additional standards for interchangeability. Interchangeability requires that a product must demonstrate that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. However, intricacies associated with the larger, and often more complex, structures of biological products, as well as the processes by which such products are manufactured, pose significant hurdles to implementation that are still being addressed by the FDA. In 2015, the FDA approved the first biosimilar in the United States and published a proposed rule and guidance documents relating to various provisions of the BPCI Act. For example, the FDA addressed the naming conventions and labeling of biosimilar products, including whether and how such labeling should include information from reference product labeling and identify a product's approval through the biosimilar pathway. The FDA suggested that shared non-proprietary names may not be appropriate for all biological products, noting that the naming conventions could improve pharmacovigilance, prevent inadvertent substitution among products which have not been determined to be interchangeable, avoid inaccurate perceptions of the safety and effectiveness of biological products based on their licensure pathway, and provide a consistent mechanism for healthcare professionals to identify biological products. The FDA also released guidance recommendations relating to the clinical, scientific, and quality data required to demonstrate biosimilarity.

        A reference biologic is granted twelve years of exclusivity from the time of first licensure of the reference product. The first biologic product submitted under the abbreviated approval pathway that is determined to be interchangeable with the reference product has exclusivity against other biologics submitted under the abbreviated approval pathway for the lesser of (1) one year after first commercial marketing; (2) eighteen months after approval of the initial application if there is no legal challenge; (3) eighteen months after the resolution in the applicant's favor of a lawsuit challenging the biologics' patents if an application has been submitted; or (4) 42 months after the application has been approved if a lawsuit is ongoing within the 42 month period.

        Since the passage of the BPCI Act, there have been proposals to modify the exclusivity provisions. In the budget for fiscal year 2016, the Obama administration reasserted a proposal from prior years to cut the 12-year period of exclusivity down to seven years. The administration also reasserted a proposal to prohibit additional periods of exclusivity due to minor changes in product formulations. In October 2015, the United States agreed to the Trans-Pacific Partnership (TPP), an agreement with 11 other countries that addresses a variety of trade and economic issues. The TPP includes a provision that would require the signatory countries to provide a minimum of five years of exclusivity, and in some instances, eight years of exclusivity, to biological products. To come into effect, the TPP will require a requisite number of signatory countries to ratify the agreement; in the United States, such ratification, if it occurs, will be performed by Congress. It is possible that Congress could seek to harmonize the exclusivity periods in the TPP and the BPCI Act, or take other measures to modify or eliminate periods of exclusivity for biosimilar and interchangeable products.

        Because biologically sourced raw materials are subject to unique contamination risks, their use may be restricted in some countries.

  Cell and Tissue Based Biologics

        Manufacturers of cell and tissue based products must comply with the FDA's current good tissue practices (cGTP), which are FDA regulations that govern the methods used in, and the facilities and controls used for, the manufacture of such products. The primary intent of the cGTP requirements is to ensure that cell and tissue based products are manufactured in a manner designed to prevent the introduction, transmission and spread of communicable diseases. Cell and tissue based products may also be subject to the same approval standards, including demonstration of safety and efficacy, as other biologic and drug products, if they meet certain criteria such as if the cells or tissues are more than minimally manipulated or if they are intended for a non-homologous use (a use different from the cell's origin). In 2015, the FDA published guidance documents relating to topics such as donor screening, adverse reaction reporting, and the applicability of premarket approval and clearance requirements to cell and tissue based products. Following the numerous public comments on these draft guidance documents, the FDA scheduled a public hearing for April 2016.

  U.S. Regulation of Medical Devices

        Medical devices also may be subject to FDA approval and extensive regulation under the FDC Act. Under the FDC Act, medical devices are classified into one of three classes: Class I, Class II, or Class III. The classification of a device into one of these three classes generally depends on the degree of risk associated with the medical device and the extent of control needed to ensure safety and effectiveness.

        Class I devices are those for which safety and effectiveness can be assured by adherence to a set of general controls. These general controls include compliance with the applicable portions of the FDA's Quality System Regulation (QSR), which sets forth good manufacturing practice requirements; facility registration and product listing; reporting of adverse medical events; truthful and non-misleading labeling; and promotion of the device only for its cleared or approved intended uses. Class II devices are also subject to these general controls and to any other special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. Most Class I devices require review and clearance by the FDA through the so-called 510(k) pre-market notification procedure. A Class III device requires approval of a premarket approval application (PMA), an expensive, lengthy and uncertain process that can require many years to complete. Most Class II and Class III medical devices may only be marketed in the United States if the FDA has approved a PMA application for the device or cleared the device in response to a 510(k) submission. There is also an alternative pathway to approval for low or moderate risk devices that are not classified and for which no predicate device exists, known as de novo classification.

        When 510(k) clearance is sought, a sponsor must submit a pre-market notification demonstrating that the proposed device is substantially equivalent to a previously marketed device, also referred to as a "predicate" device. If the FDA agrees that the proposed device is substantially equivalent to the predicate device, then 510(k) clearance to market will be granted. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could require pre-market approval. In recent years, the FDA has issued guidance recommendations relating to aspects of the FDA's 510(k) review process, including the use of multiple predicates and the content of 510(k) summaries, and the criteria the FDA uses to determine whether a 510(k) satisfies the minimum threshold of acceptability to be accepted for substantive review.

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

        A combination product is a product composed of a combination of a drug, device, or biological product. Each combination product is assigned to a specific FDA center based on which constituent part of the combination product provides the primary mode of action. In 2015, the FDA released draft guidance recommendations relating to the application of cGMP requirements to combination products. The nebulizer used with our Tyvaso Inhalation System was included in our NDA for Tyvaso as a drug-device combination product, and was cleared by the FDA subject to compliance with the QSR as it applies to combination products. In 2012, we received FDA approval for a modified Tyvaso Inhalation System using an updated nebulizer (TD-100) based on the results of the completion of the QSR compliance commitments.

  Government Reimbursement of Pharmaceutical Products

        In the United States, many independent third-party health plans, and government health care programs, pay for patient use of our commercial products. Medicare is the federal program that provides health care benefits to senior citizens and certain disabled and chronically ill persons. Medicaid is the federal program jointly funded and administered by the states to provide health care benefits to certain indigent persons. Unituxin is administered entirely as an in-patient therapy and would typically be reimbursed under Medicare Part A. However, because Unituxin is indicated for treatment of a pediatric cancer, Medicare beneficiaries are unlikely to receive this treatment. The purchase prices for Remodulin and Tyvaso are reimbursed within the Medicare Part B program. The Medicare Part B contractors who administer the program provide reimbursement for Remodulin and Tyvaso according to statutory guidelines. In return for the inclusion of our commercial products Adcirca and Orenitram in the Medicare Part D program, we have agreed to pay rebates to Medicare Part D plan sponsors that reimburse these products. The state Medicaid programs also reimburse the cost of our commercial products at reimbursement rates established by statutory guidelines. Because Remodulin, Tyvaso, Adcirca, Orenitram and Unituxin are covered and reimbursed by state Medicaid programs, we are mandated to pay a rebate to those state Medicaid programs. We are required by government contract to sell our commercial products under contracts with the Department of Veterans Affairs, Department of Defense, Public Health Service and numerous other federal agencies as well as certain hospitals that are designated as 340B covered entities (entities designated by federal programs to receive drugs at discounted prices) at prices that are significantly below the price we charge to our specialty distributors. These programs and contracts are highly regulated and impose restrictions on our business. Failure to comply with these regulations and restrictions could result in a loss of our ability to continue receiving reimbursement for our drugs, exclusion of our products from reimbursement under the federal healthcare programs, or debarment, and expose us to liability under federal and state false claims laws. We estimate that between 35-50% of Remodulin, Tyvaso, Adcirca and Orenitram sales are reimbursed under the Medicare and Medicaid programs.

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

        As part of the sales and marketing process, pharmaceutical companies frequently provide samples of approved drugs to physicians. The Prescription Drug Marketing Act (PDMA) imposes requirements and limitations upon the distribution of drugs and drug samples, and prohibits states from licensing distributors of prescription drugs unless the state licensing program meets certain federal guidelines that include minimum standards for storage and handling, as well as record keeping requirements for information regarding sample requests and distribution. The PDMA sets forth civil and criminal penalties for violations. In addition, PDMA requires manufacturers and distributors to submit similar drug sample information to FDA.

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

Employees

        We had approximately 750 employees as of February 7, 2016. The success of our business is highly dependent on attracting and retaining highly talented and qualified personnel.

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

 EXECUTIVE OFFICERS OF THE REGISTRANT

        The following is a list, as of February 17, 2016, setting forth certain information regarding our executive officers. Each executive officer holds office until the first meeting of the Board of Directors after the annual meeting of shareholders, and until his or her successor is elected and qualified or until his or her earlier resignation or removal. Each executive officer's employment will end pursuant to the terms of his or her employment contract.

Name	Age	Position
Martine A. Rothblatt, Ph.D., J.D., M.B.A.	61	Chairman, Co-Chief Executive Officer and Director
Roger Jeffs, Ph.D.	54	President, Co-Chief Executive Officer and Director
David Zaccardelli, Pharm.D.	51	Executive Vice President and Chief Operating Officer
James C. Edgemond	48	Chief Financial Officer and Treasurer
Paul A. Mahon, J.D.	52	Executive Vice President, General Counsel and Corporate Secretary

        Martine A. Rothblatt, Ph.D., J.D., M.B.A., founded United Therapeutics in 1996 and has served as Chairman and Chief Executive Officer since its inception. In January 2015, she became United Therapeutics' Co-Chief Executive Officer upon the promotion of Roger Jeffs to Co-Chief Executive Officer. Prior to United Therapeutics, she founded and served as Chairman and Chief Executive Officer of SiriusXM Satellite Radio. She is a co-inventor on four of our patents pertaining to treprostinil.

        Roger Jeffs, Ph.D., received his undergraduate degree in chemistry from Duke University and his Ph.D. in pharmacology from the University of North Carolina. Dr. Jeffs joined United Therapeutics in September 1998 as Director of Research, Development and Medical. He was promoted to Vice President of Research, Development and Medical in 2000 and to President and Chief Operating Officer in 2001. In January 2015, Dr. Jeffs was promoted to Co-Chief Executive Officer. From 1993 to 1995, Dr. Jeffs worked at Burroughs Wellcome & Company where he was a member of the clinical research team that developed Flolan, the first FDA-approved therapy for patients with PAH. From 1995 to 1998, Dr. Jeffs worked at Amgen, Inc. where he served as the worldwide clinical leader of the Infectious Disease Program. Dr. Jeffs currently leads our global clinical, commercial, manufacturing, regulatory, medical affairs, pharmacovigilance and business development efforts.

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

        James C. Edgemond joined United Therapeutics in January 2013 as Treasurer and Vice President, Strategic Financial Planning. Mr. Edgemond was promoted to Chief Financial Officer and Treasurer in March 2015. Prior to joining United Therapeutics, he was Vice President, Corporate Controller and Treasurer of Clark Construction Group from November 2008 through January 2013. He also served in a variety of roles at The Corporate Executive Board Company from 1998 to 2008, including most recently as Executive Director, Finance from 2005 to 2008. He began his career as a public accountant at KPMG Peat Marwick LLP, where he served in a variety of roles from 1990 through 1998, including most recently as a Senior Manager.

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

ITEM 1A.    RISK FACTORS

Forward-Looking Statements

        This Annual Report on Form 10-K contains forward-looking statements made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934 (the Exchange Act) and the Private Securities Litigation Reform Act of 1995. These statements, which are based on our beliefs and expectations as to future outcomes, include, among others, statements relating to the following:

  •
  Expectations of revenues, expenses, profitability, and cash flows, including our expectation that Orenitram® (treprostinil) Extended Release Tablets (Orenitram) cost of product sales as a percentage of its net product sales will become comparable to our other treprostinil-based commercial products;

  •
  The sufficiency of current and future working capital to support operations;

  •
  Our ability to obtain financing on terms favorable to us or at all;

  •
  The value of our common stock and our ability and plans repurchase common stock under our $500 million share repurchase program, which commenced in January 2016;

  •
  The maintenance of domestic and international regulatory approvals;

  •
  Our ability to maintain attractive pricing for our products, in light of increasing competition and pressure from government and other payers to decrease the costs associated with healthcare;

  •
  The expected volume and timing of sales of our existing commercial products—Remodulin® (treprostinil) Injection (Remodulin), Tyvaso® (treprostinil) Inhalation Solution (Tyvaso), Orenitram, Adcirca® (tadalafil) Tablets (Adcirca) and Unituxin® (dinutuximab) Injection (Unituxin)—and potential future commercial products such as esuberaprost;

  •
  The timing and outcome of clinical studies, other research and development efforts, and related regulatory filings and approvals, including: (1) our plans to complete our FREEDOM-EV study of Orenitram and our BEAT study of esuberaprost and Tyvaso, and achieve a time to clinical worsening endpoint in each of these studies; (2) our aim to obtain approval from the U.S. Food and Drug Administration (FDA) for Orenitram as a combination therapy following our FREEDOM-EV study; (3) our plan to file for approval of Orenitram in Europe upon the successful completion of the FREEDOM-EV study; (4) our phase III clinical trial of esuberaprost in combination with Tyvaso; (5) our collaboration with DEKA Research & Development Corp. (DEKA) to develop a pre-filled, semi-disposable pump system for subcutaneous Remodulin; and (6) pending regulatory filings by Medtronic, Inc. (Medtronic) and us with respect to the Remodulin Implantable System, as well as the consent decree relating to Medtronic's implantable pump;

  •
  The outcome of potential future regulatory actions, including audits and inspections, by the FDA and international regulatory agencies;

  •
  The impact of competing therapies on sales of our commercial products, including (1) the impact of generic products such as (a) generic sildenafil, which launched in 2012; (b) generic tadalafil, which may become available following patent expiry in November 2017; and (c) generic forms of subcutaneous and intravenous treprostinil, which we expect two generic companies will launch in June 2018 and December 2018; and (2) newly-developed therapies, such as Uptravi® (selexipag);

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

  •
  Our expectations regarding our ability to defend our intellectual property relating to Remodulin, Tyvaso and Orenitram against generic and other challenges, including but not limited to our ongoing litigation with Watson Laboratories, Inc. (Watson) related to Tyvaso, an Abbreviated New Drug Application (ANDA) filed by Actavis Laboratories FL, Inc. (Actavis) seeking approval to market a generic version of Orenitram, and the petition by SteadyMed Ltd. (SteadyMed) seeking to invalidate one of our patents covering treprostinil, which is the active ingredient in Remodulin, Tyvaso and Orenitram;

  •
  Any statements that include the words "believe," "seek," "expect," "anticipate," "forecast," "project," "intend," "estimate," "should," "could," "may," "will," "plan," or similar expressions;

  •
  Other statements contained or incorporated by reference in this Annual Report on Form 10-K that are not historical facts; and

  •
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

        Sales of our current PAH therapies (Remodulin, Tyvaso, Orenitram and Adcirca) comprise substantially all of our revenues. A wide variety of events, many of which are described in other risk factors below, could cause sales of these products to decline, or to grow more slowly than expected. For instance, we would be unable to sell any of these products if their regulatory approvals were withdrawn. Any substantial change in the prescribing practices or dosing patterns of patients using Remodulin, Tyvaso, Orenitram or Adcirca due to combination or competing therapies, side effects, adverse events, deaths or any other reasons could decrease related revenues. We also face potential generic competition. For example, during the fourth quarter of 2012, generic sildenafil became commercially available, which could negatively affect future demand for Adcirca. We could also face generic competition for Adcirca following patent expiry in November 2017. We also settled our patent litigation with Sandoz and Teva relating to Remodulin, and have agreed that Sandoz and Teva will be permitted to launch their generic versions of Remodulin in the United States in June 2018 and December 2018,

respectively, although they may be permitted to launch earlier under certain circumstances. We are also defending our intellectual property related to Tyvaso and Orenitram against generic challenges by two additional generic companies, and another company has filed a petition challenging the validity of one of our patents relating to Remodulin, Tyvaso and Orenitram. In addition, we rely on third parties to produce, market, distribute and sell all of our commercial products. The inability of any one of these third parties to perform these functions satisfactorily could result in a reduction in sales. In addition, any failure to effectively manage our internal production processes could result in an inability to meet patient demand. Because we are highly dependent on sales of Remodulin, Tyvaso, Adcirca and Orenitram, a reduction in sales of any one of these products could have a material adverse impact on our operations.

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

        In addition, we are enrolling a phase IV clinical trial called FREEDOM-EV, which is a study of Orenitram in combination with other approved therapies for pulmonary arterial hypertension (PAH). One primary endpoint of the study is time to clinical worsening. The primary endpoint of our phase III study of esuberaprost in combination with Tyvaso is also time to clinical worsening. We have not previously conducted a study with time to clinical worsening as its primary endpoint. Our inexperience with this type of trial design may impact our ability to conduct these trials appropriately and achieve positive results, or complete the trials within our anticipated timetable. In particular, failure to prove the efficacy of Orenitram in combination with other PAH therapies could materially limit the commercial potential of Orenitram and impede our growth.

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

        We compete with well-established drug companies for, among other things, funding, licenses, expertise, personnel, clinical trial patients and investigators, consultants and third-party collaborators. We also compete with these companies for market share. Most of these competitors have substantially greater financial, marketing, manufacturing, sales, distribution and technical resources, and a larger number of approved products, than we do. These competitors also possess greater experience in areas critical to success such as research and development, clinical trials, sales and marketing and regulatory matters. There are numerous treatments that compete with our commercial therapies, as well as several other therapies under development. For the treatment of PAH, we compete with a number of approved products in the United States and worldwide, including the following: Adempas®, Flolan®, Ilomedin®, Letairis®, Opsumit®, Revatio®, Tracleer®, Uptravi®, Veletri®, Volibris®, Ventavis®, generic epoprostenol and generic sildenafil citrate. Patients and doctors may perceive these competing products, or products developed in the future, as safer, more effective, more convenient and/or less expensive than our therapies. Alternatively, doctors may reduce the prescribed doses of our products if they prescribe them in combination with our competitors' products. In addition, many competing PAH therapies are less invasive than Remodulin and the use of these products may delay or prevent initiation of Remodulin therapy. Any of these circumstances could negatively impact our operating results.

Development of new products or technologies by others may make our products obsolete or seemingly inferior.

        Other companies may introduce new products that may render all or some of our technologies and products obsolete or noncompetitive. For example, Uptravi was recently approved by the FDA for the treatment of PAH, and will compete directly with Orenitram. Our commercial therapies may also have to compete with investigational products currently in development, such as Trevyent™, which is a single-use, pre-filled pump being developed by SteadyMed to deliver a two-day supply of treprostinil subcutaneously using its PatchPump® technology. In January 2016, SteadyMed announced that Trevyent has been granted orphan drug designation by the FDA for the treatment of PAH. In addition, alternative approaches to treating chronic diseases, such as gene therapy, cell therapy or transplantation technologies, may make our products obsolete or noncompetitive. If introduced into the market, investigational therapies for PAH could be used in combination with, or as a substitute for, our therapies. If this occurs, doctors may reduce or discontinue the use of our products for their patients.

Sales of our products are subject to reimbursement from government agencies and other third parties. Pharmaceutical pricing and reimbursement pressures may negatively impact our sales.

        The commercial success of our products depends, in part, on the availability of reimbursements by governmental payers such as Medicare and Medicaid, and private insurance companies. An estimated 35-50% of Remodulin, Tyvaso, Adcirca and Orenitram sales in the United States are reimbursed under the Medicare and Medicaid programs. In the United States, the European Union and other potentially significant markets for our products such as China and Japan, government payers and/or third-party payers are increasingly attempting to limit or regulate the price of medicinal products and frequently challenge the pricing of new and expensive drugs. Our prostacyclin analogue products (Remodulin, Tyvaso and Orenitram) and our oncology product (Unituxin) are expensive therapies. Consequently, it may be difficult for our distributors to obtain adequate reimbursement for our products from third-party payers to motivate such distributors to support our products. Alternatively, third-party payers may reduce the amount of reimbursement for our products based on changes in pricing of other therapies for the same disease. If third-party payers do not approve our products for reimbursement, or limit reimbursements, patients and physicians could choose competing products that are approved for reimbursement or provide lower out-of-pocket costs.

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

        In Europe, the success of our commercial products and future products depends largely on obtaining and maintaining government reimbursement at acceptable levels. In many European countries, patients are unlikely to use prescription drugs that are not reimbursed by their governments. Countries in Europe are under increasing pressure to reduce the cost of health care. Changes to current reimbursement policies may adversely affect our ability to sell our products or sell our products on a profitable basis. In many markets outside the United States, governments control the prices of prescription pharmaceuticals through the implementation of reference pricing, price cuts, rebates, revenue-related taxes and profit control. Furthermore, international governments expect prices of prescription pharmaceuticals to decline over the life of the product or as prescription volumes increase. In addition, in December 2011, we received marketing approval for the intravenous use of Remodulin in most of the countries that are members of the European Economic Area (EEA); however, we are in the process of obtaining approval of our risk management plan on a country-by-country basis, and must obtain pricing approval in each of these member countries before we can market Remodulin. Similarly, we received European Commission approval for Unituxin during the third quarter of 2015, and must obtain pricing and reimbursement approvals on a country-by-country basis before launching in individual countries in Europe. Delays in obtaining these approvals, or failure to obtain satisfactory pricing approvals, could impact our future sales growth. Additionally, in granting pricing approval for the intravenous use of Remodulin, a member country may approve a lower reimbursement price for intravenous Remodulin than for subcutaneous Remodulin, or reduce the reimbursement price for both methods of administering Remodulin. Any regulatory action reducing the reimbursement rates for intravenous and subcutaneous Remodulin could have a material adverse effect on our revenues, results of operations and our business.

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

        Additional risks we face with our production strategy include the following:

  •
  We and our third-party producers are subject to the FDA's current Good Manufacturing Practices, current Good Tissue Practices and similar international regulatory standards. We are limited in our ability to exercise control over regulatory compliance by our third-party producers;

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

        We rely on Accredo Health Group, Inc. and CVS Caremark to distribute and sell Remodulin, Tyvaso and Orenitram in the United States. These distributors are also partially responsible for negotiating reimbursements from third-party payers for the cost of our therapies. We also rely on ASD Specialty Healthcare, Inc. to distribute and sell Unituxin in the United States. We also rely on various distributors to market, distribute and sell Remodulin and Unituxin outside the United States. From time-to-time, we increase the price of products sold to our U.S.-based and international distributors. Our price increases may not be fully reimbursed by third-party payers. If our distributors do not achieve acceptable profit margins on our products, they may reduce or discontinue the sale of our products. Furthermore, if our distributors devote fewer resources to sell our products or are unsuccessful in their sales efforts, our revenues may decline materially. Outside the United States, we are substantially reliant on our international distributors to maintain regulatory approvals for our products and to market and sell our products in compliance with applicable laws and regulations.

        We rely on Lilly to manufacture and supply Adcirca for us, and we use Lilly's pharmaceutical wholesaler network to distribute Adcirca. If Lilly is unable to manufacture or supply Adcirca or its distribution network is disrupted, it could delay, disrupt or prevent us from selling Adcirca. In addition, Lilly has the right to determine the price of Adcirca, which generally moves in parity with the price Lilly sets for Cialis® (both of these products contain the same active ingredient). Changes in Lilly's prices could adversely impact demand or reimbursement for Adcirca, particularly in light of the commercial availability of generic sildenafil, the active ingredient in Revatio, which could be prescribed in lieu of Adcirca.

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

        We rely heavily on Medtronic for the success of our program to develop an implantable pump to deliver intravenous Remodulin (the Remodulin Implantable System). Medtronic has completed a clinical study in this regard, and submitted a Premarket Approval Application (PMA) seeking FDA approval for the Remodulin Implantable System. We rely on Medtronic to respond to FDA requests for additional information with respect to its PMA, and following approval we will rely on Medtronic to manufacture the Remodulin Implantable System and to maintain appropriate quality controls relating to the system. We also note that Medtronic has received a consent decree requiring the company to stop manufacturing, designing and distributing SynchroMed II implantable infusion pump systems, except in limited circumstances, citing violations of the quality system regulation for medical devices. The consent decree will remain in effect until the FDA has determined that Medtronic has met all the provisions listed in the consent decree. It is unclear how this consent decree will impact our program to develop and commercialize the Remodulin Implantable System, and we anticipate further clarity in 2016 when we anticipate FDA will respond to Medtronic's PMA filing. As such, we can provide no assurances as to the timing or likelihood of the Remodulin implantable pump program's success. Similarly, we rely heavily on DEKA for the development of a pre-filled, semi-disposable pump system for subcutaneous Remodulin.

        We are reliant on third parties to supply pumps and other supplies necessary to deliver Remodulin. There are a limited number of pumps available in the market, and the discontinuation of any particular pump could have a material, adverse impact on our Remodulin revenues if a viable supply of an alternate pump is not available.

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

        After our products receive regulatory approval, they remain subject to ongoing regulatory requirements, which can impact, among other things, product labeling, manufacturing practices, pharmacovigilance and adverse event and medical device reporting, complaint processing, storage, distribution, advertising and promotion, and record keeping. If we do not comply with applicable regulations, the range of possible sanctions may include: (1) adverse publicity; (2) product recalls or seizures; (3) fines; (4) total or partial suspensions of production and/or distribution; (5) suspension of marketing applications; and (6) enforcement actions, including injunctions and civil suits or criminal prosecution. Further, the FDA often requires post-marketing testing and surveillance to monitor the effects of approved products. The FDA and comparable international regulatory agencies may condition approval of our product candidates on the completion of such post-marketing clinical studies. These post-marketing studies may suggest that a product causes undesirable side effects or may present a risk to the patient. If data we collect from post-marketing studies suggest that one of our approved products may present an unacceptable safety risk, regulatory authorities could withdraw the product's approval, suspend production or place other marketing restrictions on that product. If regulatory sanctions are applied or if regulatory approval is delayed or withdrawn, our operating results and the value of our company may be adversely affected.

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

        When we acquire or license intellectual property rights to drugs and other products that have been discovered and initially developed by others, these rights are frequently limited. For instance, our rights to market Adcirca are geographically limited to the United States. Furthermore, we cannot undertake any additional investigational work with respect to Adcirca in other indications of pulmonary hypertension without Lilly's prior approval. Provisions in our license and purchase agreements may impose other restrictions that affect our ability to develop and market products to which the intellectual property relates. For example, Lilly also has authority over all regulatory activities relating to Adcirca and has the right to determine the price at which we sell the drug.

Our intellectual property rights may not effectively deter competitors from developing competing products that, if successful, could have a material adverse effect on our revenues and profits.

        The period under which our commercial and developmental therapies are protected by our patent rights is limited. Three of our U.S. patents covering our current methods of synthesizing and producing treprostinil, the active ingredient in Remodulin, Tyvaso and Orenitram, expire in October 2017, and a fourth will expire in 2028. We recently settled patent litigation with Sandoz and Teva, which will permit them to launch generic versions of Remodulin in the United States in June 2018 and December 2018, respectively, although they may be permitted to enter the market earlier under certain circumstances. We also have been granted one patent in the European Union and one patent in Japan, each of which covers our treprostinil synthesis and production methods and will expire in October 2018. Our three U.S. patents covering an improved diluent for Remodulin will expire in 2028 and 2029. Our U.S. patent covering intravenous administration of Remodulin with certain diluents expires in 2024. Our patents for Tyvaso covering methods of treating PAH by inhaled delivery will expire in the United States and in various countries throughout the world in 2018 and 2020, respectively. Our patents for Orenitram covering methods of use for treating PAH, orally administered formulations, controlled moisture storage and production methods and controlled release formulations will expire in the United States between 2024 and 2031 and in various countries throughout the world in 2024. The U.S. patent for Adcirca for the treatment of pulmonary hypertension will expire in November 2017.

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

The validity, enforceability and scope of certain of our patents covering Remodulin, Tyvaso and Orenitram are currently being challenged as a result of ANDA filings by generic drug companies and a petition for inter partes review. The outcome of current or future challenges with respect to the validity, enforceability, or scope of our patents could significantly reduce revenues from Remodulin, Tyvaso and Orenitram.

        Both Sandoz and Teva filed ANDAs seeking FDA approval to market generic versions of Remodulin, and Watson has filed an ANDA seeking FDA approval to market a generic version of Tyvaso. We recently settled our litigation with Sandoz and Teva, which will permit them to launch their generic Remodulin products in the United States in June 2018 and December 2018, respectively, although they may be permitted to enter the market earlier under certain circumstances, and we have filed a lawsuit against Watson in the U.S. District Court for the District of New Jersey alleging patent infringement. In addition, in October 2015, SteadyMed filed a petition for inter partes review with the Patent Trial and Appeal Board of the United States Patent and Trademark Office seeking to invalidate one of our patents covering a method of making treprostinil that expires in 2028 and is listed in the Orange Book for Remodulin, Tyvaso, and Orenitram. In February 2016, we were notified that Actavis has filed an ANDA seeking FDA approval to market a generic version of Orenitram. For details on the status of these matters, please see Note 19—Litigation, to our consolidated financial statements, Item 3—Legal Proceedings and Part II, Item 9B—Other Information.

        We may not prevail in our defense of our patent rights, and additional challenges from other ANDA filers or other competitors may surface with respect to Remodulin, Tyvaso and Orenitram. Our existing patents could be invalidated, found unenforceable or found not to cover one or more generic forms of Remodulin, Tyvaso or Orenitram. If any ANDA filer were to receive approval to sell a generic version of Remodulin, Tyvaso or Orenitram and/or prevail in any patent litigation, the affected product would become subject to increased competition and our revenue would decrease.

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

        Members of our management team, including our founder, Chairman and Co-Chief Executive Officer, Dr. Martine Rothblatt, and our President and Co-Chief Executive Officer, Dr. Roger Jeffs, play a critical role in defining our business strategy and maintaining our corporate culture. The loss of the services and leadership of Dr. Rothblatt, Dr. Jeffs or any other members of our senior management team could have an adverse effect on our business. We do not maintain key person life insurance on our senior management team members. In addition, effective succession planning is important to our long-term success. Failure to identify, hire and retain suitable successors for members of our senior management team and to transfer knowledge effectively could impede the achievement of our business objectives. Our future success also depends on our ability to attract and retain qualified scientific and technical personnel. Competition for skilled scientific and technical personnel in the biotechnology and pharmaceutical industries is intense. Furthermore, our compensation arrangements may not be sufficient to attract new qualified scientific and technical employees or retain such core employees. If we fail to attract and retain such employees, we may not be successful in developing and commercializing new therapies for PAH and other diseases.

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

        We have spent considerable resources building and expanding our offices, laboratories and production facilities. However, our facilities could be insufficient to meet future demand for our products. Conversely, we may have excess capacity at our facilities if future demand falls short of our projections, or if we do not receive regulatory approvals for the products we intend to produce at our facilities. Constructing our facilities is expensive and our ability to satisfactorily recover our investment will depend on sales of the products manufactured at these facilities in sufficient volume. If we do experience substantial sales growth, we may have difficulty managing inventory levels as marketing new therapies is complicated and gauging future demand can be difficult and uncertain until we possess sufficient post-launch sales experience.

If we need additional financing and cannot obtain it, our product development and sales efforts may be limited.

        In January 2016, we entered into a Credit Agreement (the 2016 Credit Agreement) with Wells Fargo Bank, National Association (Wells Fargo), as administrative agent and a swingline lender, and various other lender parties, providing for an unsecured revolving credit facility of up to $1.0 billion (the Revolving Facility). The Revolving Facility will mature five years after the closing date of the 2016 Credit Agreement, subject to the lenders' ability to extend the maturity date by one year if we request such an extension in accordance with the terms of the 2016 Credit Agreement.

        Notwithstanding the 2016 Credit Agreement, we may be required to seek additional sources of financing to meet unplanned or planned expenditures. Unplanned expenditures could be significant and may result from necessary modifications to product development plans or product offerings in response to difficulties encountered with clinical trials. We may also face unexpected costs in preparing products for commercial sale, or in maintaining sales levels of our currently marketed therapeutic products. In addition, the 2016 Credit Agreement contains affirmative and negative covenants that, among other things, limit our ability to incur additional indebtedness. If we are unable to obtain additional funding on commercially reasonable terms or at all, we may be compelled to delay clinical studies, curtail operations or obtain funds through collaborative arrangements that may require us to relinquish rights to certain products or potential markets.

        We may require additional financing to meet significant future obligations. For example, awards granted under our Share Tracking Award Plans (which we collectively refer to as the STAP) entitle participants to receive in cash an amount equal to the appreciation in the price of our common stock, which is calculated as the positive difference between the closing price of our common stock on the date of exercise and the date of grant. Consequently, our STAP may require significant future cash payments to participants to the extent the price of our common stock appreciates and the number of vested STAP awards increases over time. If we do not have sufficient funds to meet such obligations or the ability to secure alternative sources of financing, we could be in default, face litigation and/or lose key employees, which could have a material adverse effect on our business.

We may not be able to generate sufficient cash to service our indebtedness, which may have a material adverse effect on our financial position, results of operations and cash flows. In addition, we may be forced to take other actions to satisfy our obligations in connection with our indebtedness, which actions may not be successful.

        We may borrow up to $1.0 billion under the 2016 Credit Agreement. Our ability to make payments on or refinance our debt obligations, including any future debt that we may incur, will depend on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. Our inability to generate sufficient cash flows to satisfy our debt obligations would materially and adversely affect our financial position and results of operations.

        If we cannot repay or refinance our debt as it becomes due, we could be forced to take disadvantageous actions, including reducing or delaying investments and capital expenditures, disposing of material assets or operations, seeking additional debt or equity capital or restructuring or refinancing our indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, such actions may not be sufficient for us to meet any such debt service obligations. In addition, our ability to withstand competitive pressures and to react to changes in our industry could be impaired.

        In addition, the 2016 Credit Agreement contains restrictive covenants that limit our ability to take certain actions including, among other things, our ability to incur additional indebtedness, grant liens, merge or consolidate; liquidate, wind up or dissolve; or sell all or substantially all of our assets. Our failure to comply with the covenants in the 2016 Credit Agreement could result in an event of default which, if not cured or waived, could result in the acceleration of all amounts due under the 2016 Credit Agreement.

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

        The price of common stock can be highly volatile within the pharmaceutical and biotechnology sector. Consequently, there can be significant price and volume fluctuations in the market that may not relate to operating performance. The following table sets forth the high and low closing prices of our common stock for the periods indicated:

	High	Low
January 1, 2015 - December 31, 2015	$188.56	$119.57
January 1, 2014 - December 31, 2014	$136.16	$86.14
January 1, 2013 - December 31, 2013	$114.51	$51.64

        The price of our common stock could decline sharply due to the following factors, among others:

  •
  Failure to meet our estimates or expectations, or those of securities analysts;

  •
  Quarterly and annual financial results;

  •
  Timing of enrollment and results of our clinical trials;

  •
  Announcements by us or others regarding generic or other challenges to the intellectual property relating to our products, including developments with respect to the ANDA filed by a generic drug company relating to certain of our Tyvaso patents and to our pending lawsuit defending our patent rights, and the inter partes review petition filed by SteadyMed challenging the validity of one of the patents listed in the Orange Book for Remodulin, Tyvaso and Orenitram;

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

        In recent years, our Board of Directors has authorized several programs to repurchase our common stock, including a $500.0 million share repurchase program effective during the one-year period commencing January 1, 2016. The price of our common stock may, in part, reflect expectations that we will use all of the funds authorized under our repurchase program to repurchase shares or that additional repurchase programs will be authorized once the current program terminates. Our current share repurchase program does not obligate us to acquire any specific number of shares and any further repurchase programs are subject to the approval of our Board of Directors. If we fail to meet analyst or investor expectations regarding repurchase programs, our stock price may decline.

Provisions of Delaware law and our amended and restated certificate of incorporation, fourth amended and restated by-laws, shareholder rights plan and employment and license agreements, among other things, could prevent or delay a change of control or change in management that may be beneficial to our public shareholders.

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

        Similarly, a change of control, under certain circumstances, could also result in an acceleration of the vesting of outstanding STAP awards and stock options. This, together with any increase in our stock price resulting from the announcement of a change of control, could make an acquisition of our company significantly more expensive to the purchaser. We also have a broad-based change of control severance program, under which employees may be entitled to severance benefits in the event they are terminated without cause (or they terminate their employment for good reason) following a change of control. This program could also increase the cost of acquiring our company.

        We enter into certain license agreements that generally prohibit our counterparties or their affiliates from taking necessary steps to acquire or merge with us, directly or indirectly throughout the term of these agreements, plus a specified period thereafter. We are also party to certain license agreements that restrict our ability to assign or transfer the rights licensed to us to third parties, including parties with whom we wish to merge, or those attempting to acquire us. These agreements often require that we obtain prior consent of the counterparties to these agreements if we are contemplating a change of control. If these counterparties withhold consent, related agreements could be terminated and we would lose related license rights. For example, both Lilly and Toray have the right to terminate our license agreements relating to Adcirca and esuberaprost, respectively, in the event of certain change of control transactions. These restrictive change of control provisions could impede or prevent mergers or other transactions that could benefit our shareholders.

Because we do not intend to pay cash dividends, our shareholders must rely on stock appreciation for any return on their investment in us.

        We have never declared or paid cash dividends on our common stock. Furthermore, we do not intend to pay cash dividends in the future and our 2016 Credit Facility contains covenants that may restrict us from doing so. As a result, the return on an investment in our common stock will depend entirely upon the future appreciation in the price of our common stock. There can be no assurances that our common stock will provide a return to investors.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Maryland—We own a 232,000 square foot combination laboratory and office building complex in Silver Spring, Maryland that serves as our co-headquarters and is used for the synthesis of treprostinil, the active ingredient in Remodulin and Tyvaso, and treprostinil diolamine, the active ingredient in Orenitram, as well as the production of Remodulin and Tyvaso and Unituxin. We also own several other buildings in Silver Spring used principally for office and laboratory space.

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

        Europe—We own an office building near London, England which serves as our European headquarters. In Germany, we lease a warehouse where we maintain inventory of components for our Tyvaso Inhalation System. The German facility includes office and laboratory space.

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

ITEM 3.    LEGAL PROCEEDINGS

        Please refer to Note 19—Litigation, to our consolidated financial statements contained elsewhere in this Annual Report on Form 10-K, which is incorporated herein by reference.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common stock (and associated preferred stock purchase rights) trades on the NASDAQ Global Select Market under the symbol "UTHR". The table below sets forth the high and low closing prices for our common stock for the periods indicated:

	2015		2014
	High	Low	High	Low
January 1 - March 31	$179.51	$124.93	$113.39	$90.67
April 1 - June 30	$188.56	$159.69	$107.81	$86.14
July 1 - September 30	$179.15	$131.24	$136.16	$86.44
October 1 - December 31	$160.91	$119.57	$134.80	$122.11

Number of Holders

        As of February 12, 2016, there were 38 holders of record of our common stock.

Dividend Policy

        We have never paid and have no present intention to pay cash dividends on our common stock in the foreseeable future and our 2016 Credit Facility contains covenants that may restrict us from doing so. We intend to retain any earnings for use in our business operations.

Issuer Purchases of Equity Securities

        We did not repurchase any of our outstanding equity securities during the three months ended December 31, 2015, as the authorization under our previous share repurchase program was fully exhausted in August 2015. On October 15, 2015, we announced that our Board of Directors authorized a new share repurchase program for up to $500.0 million in aggregate repurchases, which is effective from January 1, 2016 through December 31, 2016.

Comparison of Five-Year Total Cumulative Shareholder Return

        The following chart shows the performance from December 31, 2010 through December 31, 2015 of our common stock, compared with an investment in the stocks represented in each of the NASDAQ U.S. Benchmark TR Index and the NASDAQ ICB: 4577 Pharmaceutical Stock Index, assuming the investment of $100 at the beginning of the period and the reinvestment of dividends, if any.

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

	Year Ended December 31,
	2015	2014	2013	2012	2011
Consolidated Statements of Operations Data:
Revenues	$1,465,761	$1,288,519	$1,116,984	$916,076	$743,183
Operating income	$699,015	$538,800	$292,499	$421,646	$317,782
Income from continuing operations	$651,639	$340,074	$174,560	$304,442	$217,243
Income from discontinued operations, net of tax	$—	$—	$—	$—	$625
Net income	$651,639	$340,074	$174,560	$304,442	$217,868
Net income per common share:
Basic(1)	$14.17	$7.06	$3.49	$5.84	$3.81
Diluted(1)	$12.72	$6.28	$3.28	$5.71	$3.67

	As of December 31,
	2015	2014	2013	2012	2011
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable investments	$991,774	$818,197	$1,142,037	$784,931	$747,378
Total assets	$2,184,445	$1,884,410	$2,087,567	$1,626,595	$1,518,079
Other liabilities	$143,974	$114,526	$95,582	$354,977	$346,132
Total stockholders' equity	$1,588,552	$1,242,356	$1,259,274	$1,083,981	$948,488

(1)
Refer to Note 11—Stockholders' Equity—Earnings Per Common Share to our consolidated financial statements contained in this Annual Report on Form 10-K for the computation of basic and diluted net income per share.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with our consolidated financial statements and related notes to the consolidated financial statements included in this Annual Report on Form 10-K. The following discussion contains forward-looking statements made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. These statements are based on our expectations about future outcomes and are subject to risks and uncertainties that could cause actual results to differ materially from anticipated results. Factors that could cause or contribute to such differences include those described under Part I, Item 1A—Risk Factors included in this Annual Report on Form 10-K and factors described in other cautionary statements, cautionary language and risk factors set forth in other documents we filed with the Securities and Exchange Commission. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

        Our key therapeutic products and product candidates include:

  •
  Prostacyclin analogues (Remodulin®, Tyvaso®, Orenitram® and esuberaprost):  stable synthetic forms of prostacyclin, an important molecule produced by the body that has powerful effects on blood vessel health and function;

  •
  Phosphodiesterase type 5 (PDE-5) inhibitor (Adcirca®):  a molecule that acts to inhibit the degradation of cyclic guanosine monophosphate (cyclic GMP) in cells. Cyclic GMP is activated by nitric oxide (NO), a naturally occurring substance in the body that mediates the relaxation of vascular smooth muscle;

  •
  Monoclonal antibody for oncologic applications (Unituxin®):  an antibody that binds to cancerous tumors and destroys the cancer cells through a mechanism called antibody-dependent cell mediated cytotoxicity; and

  •
  Organ transplantation:  engineered lungs and lung tissue, which we are developing using xenotransplantation and regenerative medicine technologies, for transplantation in patients suffering from PAH and other lung diseases. Although our primary focus is on engineered lungs, we are also developing technology for other engineered organs, such as kidneys and hearts. Through our wholly-owned subsidiary, Lung Biotechnology PBC, we are also developing technologies to improve outcomes for lung transplant recipients and to increase the supply of donor lungs through ex-vivo lung perfusion.

        We concentrate substantially all of our research and development efforts on the preceding key therapeutic products and product candidates.

        We currently market and sell the following commercial products:

  •
  Remodulin (treprostinil) Injection (Remodulin).  Remodulin, a continuously-infused formulation of the prostacyclin analogue treprostinil, is approved by the U.S. Food and Drug Administration (FDA) for subcutaneous (under the skin) and intravenous (in the vein) administration. Remodulin is indicated to diminish symptoms associated with exercise in World Health Organization (WHO) Group 1 PAH patients. Remodulin has also been approved in various countries outside of the United States.

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

  •
  Adcirca (tadalafil) Tablets (Adcirca).  We acquired exclusive commercialization rights to Adcirca, an oral PAH therapy, in the United States from Eli Lilly and Company (Lilly). Adcirca is approved by the FDA to improve exercise ability in WHO Group 1 PAH patients.

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

Revenues

        Our net product sales consist entirely of sales of our five commercial products: Remodulin, Tyvaso, Adcirca, Orenitram and Unituxin.

        We have entered into separate, non-exclusive distribution agreements with Accredo Health Group, Inc. (Accredo) and CVS Caremark (Caremark) in the United States, to distribute Remodulin, Tyvaso and Orenitram. We also sell Remodulin to distributors internationally. In the second quarter of 2015, we entered into an exclusive distribution agreement with ASD Specialty Healthcare, Inc. (ASD), an affiliate of AmerisourceBergen Corporation, to distribute Unituxin in the United States. We sell Adcirca through Lilly's pharmaceutical wholesaler network at a wholesale price determined by Lilly, which Lilly generally increases two or three times per year. Most recently, Lilly increased the price of Adcirca by 9.9 percent effective May 14, 2015 and by another 9.9 percent effective December 1, 2015.

        Under our distribution agreements, we sell Unituxin and each of our treprostinil-based products to these distributors at a transfer price that we establish. We pay Accredo, Caremark and ASD fees for services provided in connection with the distribution and support of these products. Historically, we have generally increased the price of Tyvaso annually by 4.9 percent, and the last price increase became effective on January 1, 2015. The price of Remodulin has not been increased since 2010. We have not increased the price of Orenitram or Unituxin since their launch in the second quarter of 2014 and the third quarter of 2015, respectively.

        We require our distributors to maintain reasonable levels of inventory reserves of our treprostinil-based products as the interruption of Remodulin, Tyvaso or Orenitram therapy can be life threatening. Our distributors typically place monthly orders based on estimates of future demand and contractual minimum inventory requirements. As a result, net product sales of Remodulin, Tyvaso and Orenitram can vary depending on the timing and magnitude of these orders and may not precisely reflect patient demand.

        We recognize revenues net of: (1) estimated rebates; (2) prompt pay discounts; (3) allowances for sales returns; and (4) distributor fees. We estimate our liability for rebates based on an analysis of historical levels of rebates to both Medicaid and commercial third-party payers after considering the impact of sales trends, changes in government and commercial rebate programs and any anticipated changes in our products' pricing. In addition, we determine our obligation for prescription drug discounts required for Medicare Part D patients within the coverage gap based on estimates of the number of Medicare Part D patients and the period such patients will remain within the coverage gap. We provide prompt pay discounts to customers that pay amounts due within a specific time period and base related estimates on observed historical customer payment behavior. We derive estimates relating to our allowance for returns of Adcirca from actual return data accumulated since the drug's launch in 2009. We also compare patient prescription data for Adcirca to product sales on a quarterly basis to ensure a reasonable relationship between prescription and sales trends. To date, we have not identified any unusual patterns in the volume of prescriptions relative to sales that would warrant reconsideration of our methodology for estimating Adcirca returns. Remodulin, Tyvaso and Orenitram are distributed in the United States under separate contracts with substantially similar terms, which include exchange rights in the event that product is damaged during shipment or expires. The allowance for exchanges for Remodulin and Tyvaso is based on the historical rate of product exchanges, which has been negligible and immaterial. Furthermore, we anticipate minimal exchange activity in the future for Remodulin, Tyvaso and Orenitram since we typically sell these products with a remaining shelf life in excess of one year and our distributors generally carry a thirty- to sixty-day supply of our products at any given time. As a result, we do not record reserves for exchanges for Remodulin, Tyvaso and Orenitram at the time of sale. Lastly, we pay our distributors for contractual services rendered and accrue for related fees based on contractual rates applied to the estimated units of service provided by distributors for a given financial reporting period.

  Generic Competition

        We have settled litigation with Sandoz and Teva relating to abbreviated new drug applications (ANDAs) seeking FDA approval to market generic versions of Remodulin before the expiration of certain of our U.S. patents. Under the terms of our settlement agreements, Sandoz and Teva will be permitted to market their generic versions of Remodulin in the United States beginning in June 2018 and December 2018, respectively, although they may be permitted to enter the market earlier under certain circumstances. We are engaged in litigation with Watson Laboratories, Inc. (Watson), contesting its ANDA to market a generic version of Tyvaso before the expiration of certain of our U.S. patents in November 2018 and December 2028. Finally, SteadyMed Ltd. (SteadyMed) has recently filed a petition for inter partes review seeking to invalidate one of our patents that expires in December 2028 and covers treprostinil, which is the active ingredient in Remodulin, Tyvaso and Orenitram. SteadyMed has announced that it is developing a product called Trevyent™, which is a single-use, pre-filled pump being developed to deliver a two-day supply of treprostinil subcutaneously using its PatchPump® technology. In January 2016, SteadyMed announced that Trevyent has been granted orphan drug designation by the FDA for the treatment of PAH. In February 2016, we received notice that Actavis Laboratories FL, Inc. (Actavis) filed an ANDA seeking FDA approval to market a generic version of the 2.5 mg strength of Orenitram. For further details, please see Note 19—Litigation, to our consolidated financial statements, Item 3—Legal Proceedings and Part II, Item 9B—Other Information.

        As a result of our settlements with Sandoz and Teva, we expect to see generic competition for Remodulin from these companies beginning in June 2018 and December 2018, respectively. This increased competition could reduce our net product sales and profits. In addition, while we intend to vigorously enforce our intellectual property rights relating to our products, there can be no assurance that we will prevail in defending our patent rights, or that additional challenges from other ANDA filers or other challengers will not surface with respect to our products. Our patents could be invalidated, found unenforceable or found not to cover one or more generic forms of Remodulin, Tyvaso or Orenitram. If any ANDA filer were to receive approval to sell a generic version of Remodulin, Tyvaso or Orenitram and/or prevail in any patent litigation, the affected product(s) would become subject to increased competition which could reduce our sales.

        Certain patents for Revatio®, a PDE-5 inhibitor marketed by Pfizer, Inc. for treatment of PAH, expired in 2012, leading several manufacturers to launch generic formulations of sildenafil citrate, the active ingredient in Revatio. Generic sildenafil's lower price relative to Adcirca could lead to pressure from payers to use generic products within the same class of therapy initially, which could erode Adcirca's market share and limit its potential sales. Although we believe Adcirca's once-daily dosing regimen provides a significant advantage over generic sildenafil's multiple dosing regimen, government payers and private insurance companies may favor the use of less expensive generic sildenafil over Adcirca. Thus far, we have not observed any measurable impact of generic sildenafil on sales of Adcirca; however, circumstances could change over time and our revenues could be adversely impacted. The U.S. patent for Adcirca for the treatment of pulmonary hypertension will expire in November 2017, following which we expect to see generic competition for Adcirca.

        Patent expiration and generic competition for any of our commercial PAH products could have a significant, adverse impact on our revenues and profits, and is inherently difficult to predict. For additional discussion, please refer to the risk factor entitled, Our intellectual property rights may not effectively deter competitors from developing competing products that, if successful, could have a material adverse effect on our revenues and profits, contained in Part I, Item 1A—Risk Factors included in this Annual Report on Form 10-K.

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

        Our operating expenses include the following costs:

  Research and Development

        Our research and development expenses primarily include costs associated with the research and development of products and post-marketing research commitments. These costs generally include share-based compensation and salary-related expenses for research and development functions, professional fees for preclinical and clinical studies, costs associated with clinical manufacturing, facilities-related expenses and regulatory costs. Expenses also include costs for third-party arrangements, including upfront fees and milestone payments required under license arrangements for therapies under development.

  Selling, General and Administrative

        Our selling, general and administrative expenses primarily include costs associated with the commercialization of approved products and general and administrative costs to support our operations. Selling expenses generally include share-based compensation, salary-related expenses, product marketing and sales operations costs, and other costs incurred to support our sales efforts. General and administrative expenses include our core corporate support functions such as human resources, finance and legal, external costs such as insurance premiums, legal fees, grants to non-affiliated, not-profit organizations, and other professional service fees.

  Cost of Product Sales

        Cost of product sales comprise: (1) costs to produce and acquire products sold to customers; (2) royalty payments under license agreements granting us rights to sell related products; and (3) direct and indirect distribution costs incurred in the sale of products. We acquired the rights to sell our commercial products through license and assignment agreements with the original developers of these products. These agreements obligate us to pay royalties based on specified percentages of our net product sales from related products. We paid GlaxoSmithKline PLC (Glaxo) a royalty of ten percent of net product sales of our treprostinil-based products (Remodulin, Tyvaso and Orenitram) until October 2014, when the patents we acquired from Glaxo expired. We no longer have any royalty obligations for Remodulin or Tyvaso, and our only remaining royalty obligation on Orenitram sales is a single-digit royalty relating to technology used in its formulation. We pay a five percent royalty to Lilly on net product sales of Adcirca. We have no royalty obligation for sales of Unituxin.

        We produce our primary supply of Remodulin, Tyvaso, Orenitram and Unituxin at our own facilities. In particular, we synthesize treprostinil, the active ingredient in Remodulin and Tyvaso, and treprostinil diolamine, the active ingredient in Orenitram, at our facility in Silver Spring, Maryland. We also produce finished Tyvaso, Remodulin, and Unituxin at our Silver Spring facility. We produce Orenitram and we package, warehouse and distribute Remodulin, Tyvaso, Orenitram and Unituxin, at our facility in Research Triangle Park, North Carolina. We intend to use our own facilities to produce our primary supply of Remodulin, Tyvaso, Unituxin and Orenitram. We utilize third-party contract manufacturers to supplement our Remodulin and Tyvaso production capacity and mitigate the risk of shortages and we are working to obtain FDA approval of a third party to serve as an additional producer of Orenitram and Unituxin. We engage a third-party contract manufacturer to produce the Tyvaso Inhalation System. We began selling Orenitram during 2014. Typical of the initial commercial activities of a newly-launched product, Orenitram's cost of product sales as a percentage of its net product sales is significantly higher than that of our other commercial products. We expect that as Orenitram's sales increase, its cost of product sales as a percentage of total revenue will decrease to levels similar to our other treprostinil-based commercial products.

        Lilly manufactures Adcirca. We take title to Adcirca upon its manufacture and bear any losses related to the storage, distribution and sale of Adcirca.

  Share-Based Compensation

        We have granted awards under our share tracking award plans (STAP) and stock options under our equity incentive plans. Our operating expenses and net income are often materially impacted by the recognition of share-based compensation expense (benefit) associated with STAP awards and potential stock option grants containing a market or performance condition, as the fair value of these awards varies with the changes in our stock price. The fair values of STAP awards and potential stock option grants are measured using inputs and assumptions under the Black-Scholes-Merton model that can materially impact the amount of share-based compensation expense (benefit) for a given period.

        We account for STAP awards as liabilities because they are settled in cash. As such, we must re-measure the fair value of STAP awards at the end of each financial reporting period until the awards are no longer outstanding. Changes in our STAP-related liability resulting from such re-measurements are recorded as adjustments to share-based compensation expense (benefit) and can create substantial volatility within our operating expenses from financial reporting period to period. The following factors, among others, have a significant impact on the amount of share-based compensation expense (benefit) recognized in connection with the STAP from period to period: (1) volatility in the price of our common stock (specifically, increases in the price of our common stock will generally result in an increase in our STAP liability and related compensation expense, while decreases in our stock price will generally result in a reduction in our STAP liability and related compensation expense); (2) changes in the number of outstanding awards; and (3) changes in the number of vested and unvested awards.

        In June 2015, our shareholders approved the United Therapeutics Corporation 2015 Stock Incentive Plan (the 2015 Plan). Following the approval of the 2015 Plan, which authorizes the grant of up to 6,150,000 shares of our common stock, we have ceased granting STAP awards and modified our equity compensation programs to grant stock options to employees and non-employee directors who previously received STAP awards. No further awards will be granted under our STAP plan or our previous equity plan, the Amended and Restated Equity Incentive Plan (the 1999 Plan).

        Through December 31, 2014, we were contractually obligated to award stock options each year to our Chairman and Co-Chief Executive Officer, Dr. Rothblatt, based on a formula tied to the growth (if any) in our market capitalization. These awards were granted at year-end under the 1999 Plan, and vested immediately upon grant. We accrued compensation expense for Dr. Rothblatt's estimated stock option grant when we determined that it was probable that the performance criteria would be met. In 2015, Dr. Rothblatt's long term incentive compensation program is similar to our other employees in that she will be eligible for an annual grant of performance-based stock options based on the achievement of our annual corporate milestones, which vest over a four-year period from the grant date. Accordingly, we did not record any share-based compensation expense in 2015 for awards to Dr. Rothblatt as her annual grant of performance-based stock options will be granted in March 2016 based upon 2015 performance.

Major Research and Development Projects

        Our major research and development projects focus on: (1) the use of prostacyclin analogues and other therapies to treat cardiopulmonary diseases; (2) monoclonal antibodies to treat cancer; and (3) organ transplantation technologies.

Cardiopulmonary Disease Projects

  Remodulin Implantable System

        In 2009, we entered into an agreement with Medtronic, Inc. (Medtronic) providing us exclusive rights in the United States, the United Kingdom, Canada, France, Germany, Italy and Japan to develop Medtronic's proprietary intravascular infusion catheter to be used with its SynchroMed® II implantable infusion pump and related infusion system components (together referred to as the Remodulin Implantable System) in order to deliver Remodulin for the treatment of PAH. If the Remodulin Implantable System is successful, it could reduce many of the patient burdens and other complications associated with the use of external pumps to administer prostacyclin analogues. With our funding, Medtronic completed the DelIVery clinical trial, in order to study the safety of the Remodulin Implantable System while administering Remodulin. The primary objective was to demonstrate a rate of catheter-related complications below 2.5 per 1,000 patient-days while using the Remodulin Implantable System to deliver Remodulin. In September 2013, Medtronic informed us that this primary objective was met (p<0.0001).

        In order to launch the Remodulin Implantable System in the United States, we are pursuing parallel regulatory filings with Medtronic relating to the drug and the device, respectively. In December 2014, Medtronic submitted a premarket approval application (PMA) seeking FDA approval for the catheter and labeling changes for the SynchroMed II pump. Medtronic is entirely responsible for responding to any FDA requests for additional information concerning the use of the Remodulin Implantable System with Remodulin. In March 2015, the FDA requested that Medtronic amend its PMA to reflect an amendment to the SynchroMed II PMA separately submitted by Medtronic's neuromodulation business unit. Medtronic submitted an amendment to its PMA, which was accepted for review by FDA in January 2016, with FDA action expected in 2016.

        In January 2015, we submitted a supplemental NDA with new labeling requesting FDA approval to allow the use of Remodulin with the Remodulin Implantable System. The FDA issued a refuse-to-file letter in March 2015, which meant we would need to address FDA comments and resubmit our filing. The FDA also indicated that our submission will be treated as a new NDA. We resubmitted our filing as a new NDA in December 2015, and we expect a ten-month review period (October 2016).

        In April 2015, the FDA filed a consent decree requiring Medtronic to stop manufacturing, designing and distributing SynchroMed II implantable infusion pump systems, except in limited circumstances, citing violations of the quality system regulation for medical devices. The consent decree will remain in effect until the FDA has determined that Medtronic has met all the provisions listed in the consent decree. It is unclear how this consent decree will impact our program to develop and commercialize the Remodulin Implantable System, and we anticipate further insight regarding the potential impact on our program in 2016 when the FDA responds to Medtronic's PMA filing.

  Subcutaneous Remodulin Administered via Pre-Filled, Semi-Disposable Pump

        In December 2014, we entered into an exclusive agreement with DEKA Research & Development Corp. (DEKA) to develop a pre-filled, semi-disposable pump system for subcutaneous delivery of Remodulin. Under the terms of the agreement, we will fund the development costs related to the semi-disposable pump system and will pay product fees and a single-digit royalty to DEKA based on commercial sales of the system and the Remodulin sold for use with the system. Currently, we are undertaking engineering, design and development work to optimize the DEKA pump to deliver Remodulin in pre-filled reservoirs, and intend to conduct human factor studies in healthy volunteers before submitting an application to the FDA to approve the pre-filled DEKA pump. We do not anticipate that the FDA will require us to conduct clinical trials in patients. Our goal is to be in a position to receive FDA approval for this delivery system by the end of 2018.

  Tyvaso

        We are developing further enhancements intended to make the Tyvaso Inhalation System easier to use. In addition, we are studying Tyvaso in combination with esuberaprost, as discussed below, and we are planning a phase II study of Tyvaso in patients with pulmonary hypertension associated with idiopathic pulmonary fibrosis.

  Orenitram

        In December 2013, the FDA approved Orenitram for the treatment of PAH in WHO Group 1 patients to improve exercise capacity. The primary study that supported efficacy of Orenitram was a 12-week monotherapy study (FREEDOM-M) in which PAH patients were not on any approved background therapy.

        We believe that in order for Orenitram to reach its full commercial potential, we need to complete further studies to support an amendment to Orenitram's label to indicate that Orenitram delays morbidity and mortality (also known as "time to clinical worsening") in patients who are on an approved oral background therapy. As such, we are enrolling up to 610 patients in a phase IV clinical trial called FREEDOM-EV, which began in 2012. FREEDOM-EV is a placebo-controlled study of patients who enter the study on an approved background therapy, and one of the two primary endpoints of the study is the time to clinical worsening.

        We expect to seek approval of Orenitram in Europe upon completion of the FREEDOM-EV study. In 2005, the EMA announced that Orenitram had been designated an orphan medicinal product for the treatment of PAH. Our request for orphan drug designation for Orenitram for PAH is pending before the FDA.

  Esuberaprost

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

Cancer-Related Projects

  Unituxin

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

        Under our BLA approval for Unituxin, the FDA has imposed certain post-marketing requirements and post-marketing commitments on us. We are conducting additional clinical and non-clinical studies to satisfy these requirements and commitments. While we believe we will be able to complete these studies, any failure to satisfy these requirements or commitments could result in penalties, including fines or withdrawal of Unituxin from the market, unless we are able to demonstrate good cause for the failure.

Organ Transplantation

        We are engaged in research and development into a variety of technologies designed to increase the supply of transplantable organs and tissues and improve outcomes for transplant recipients. These programs include preclinical research and development of alternative tissue sources through tissue and organ xenotransplantation, as well as regenerative medicine to create engineered organs and organ tissues. Our xenotransplantation efforts are supported in part by a multi-year research and development collaboration with Synthetic Genomics Inc. (SGI), where SGI will develop engineered primary pig cells with modified genomes for use in our xenotransplantation program.

        In May 2014 and September 2015, we also completed two separate $50.0 million investments in the preferred stock of SGI for a total investment, as of December 31, 2015, of $100.0 million.

        We are also conducting a phase II clinical trial in the United States to study the use of ex-vivo lung perfusion technology originally developed in Canada (where it is already used commercially) to provide extended preservation and assessment of donated lungs that are initially rejected for transplantation.

        In 2014, we completed the construction of a laboratory facility in Silver Spring, Maryland devoted to performing ex-vivo lung perfusion on a fee-for-service basis. In June 2015, we entered into a collaboration agreement with the Mayo Clinic in Jacksonville, Florida (Mayo) to build and operate a second such facility. We are responsible for nearly all costs associated with the construction of the facility on Mayo's campus, as well as the ongoing operating expenses for the facility. We expect to commence construction of the facility during the first quarter of 2016 and complete construction in late 2017.

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

        Our ability to achieve these objectives and sustain our growth and profitability will depend on many factors, including among others: (1) the timing and outcome of preclinical research, clinical trials and regulatory approvals for products we develop; (2) the timing of and the degree of success related to the commercial launch of new products; (3) the demand for our products; (4) the price of our products and the reimbursement of our products by public and private health insurance organizations; (5) the competition we face within our industry; (6) our ability to effectively manage our business in an increasingly complex legal and regulatory environment; (7) our ability to defend against generic competition and challenges to our patents, including the ongoing challenges to our Remodulin, Tyvaso and Orenitram patents and the expected launch of generic versions of Remodulin in the United States in June 2018 and December 2018 by Sandoz and Teva, respectively; and (8) the risks identified in Item 1A—Risk Factors, included in this Annual Report on Form 10-K.

        We will need to construct additional facilities to support the development and commercialization of our products and services. The design and construction of the additional facilities will need to comply with stringent regulatory requirements, some of which have not yet been developed or adopted by the relevant government agencies. The extent to which we fully develop any of these facilities will depend on the progress of our preclinical and clinical development in various earlier stage programs.

        We operate in a highly competitive market in which a small number of pharmaceutical companies control a majority of available PAH therapies. These pharmaceutical companies are well established in the market and possess greater financial, technical and marketing resources than we do. In addition, there are a number of investigational products in late-stage development that, if approved, may erode the market share of our existing commercial therapies and make market acceptance more difficult to achieve for any therapies we attempt to market in the future.

Financial Position

        Cash and cash equivalents and marketable investments (both current and long-term) at December 31, 2015 and December 31, 2014 were $991.8 million and $818.2 million, respectively. The increase of $173.6 million in unrestricted cash and cash equivalents and marketable securities resulted primarily from $382.8 million of cash generated from operations and a $350.0 million cash inflow from investing activities related to the sale of the Rare Pediatric Priority Review Voucher (PPRV) that we received from the FDA in connection with the approval of Unituxin. These increases were partially offset by the use of $394.5 million to repurchase shares of our common stock and the use of $133.2 million to settle early conversions of our Convertible Notes. Cash equivalents and marketable investments include long-term marketable investments of $38.0 million and $122.7 million at December 31, 2015 and December 31, 2014, respectively. The $84.7 million decrease in long-term marketable investments was due to the funding requirements for our share repurchase program and settlements of early conversions of our Convertible Notes.

        Accounts receivable at December 31, 2015 and December 31, 2014 were $192.8 million and $162.3 million, respectively. The increase of $30.5 million reflected an approximately 14 percent increase in net product sales during the year ended December 31, 2015, compared to the year ended December 31, 2014, and the timing of invoicing and cash collections.

        Other assets at December 31, 2015 and December 31, 2014 were $154.3 million and $97.9 million, respectively. The increase of $56.3 million was primarily due to our $50.0 million investment in SGI.

        Convertible notes at December 31, 2015 and December 31, 2014 were $5.4 million and $126.4 million, respectively. The decrease of $121.0 million was due to early conversions of $133.2 million of principal of our Convertible Notes during the year ended December 31, 2015, net of amortization of $12.1 million for the unamortized discount of which $9.1 million was related to the early conversions of our Convertible Notes. Refer to Note 8—Debt—Convertible Notes Due 2016 to the consolidated financial statements contained in this Annual Report on Form 10-K for details.

        Other liabilities at December 31, 2015 and December 31, 2014 were $144.0 million and $114.5 million, respectively. The increase of $29.4 million was due primarily to an increase of $39.0 million in the liability attributed to our outstanding STAP awards during 2015 as a result of a higher stock price at December 31, 2015 as compared to December 31, 2014, partially offset by the aggregation of individually immaterial items.

        Additional paid-in capital at December 31, 2015 and December 31, 2014 was $1,790.6 million and $1,376.1 million, respectively. The increase of $414.5 million primarily consisted of $76.7 million in proceeds from stock option exercises and related tax benefits and $324.7 million related to the common stock issued in connection with the early conversion of $133.2 million of principal of our Convertible Notes based on the value of the closing price of our common stock on the date the shares were issued. Refer to Note 11—Stockholders' Equity—Equity Incentive Plan and Note 8—Debt—Convertible Notes Due 2016 to the consolidated financial statements contained in this Annual Report on Form 10-K for further details.

        Treasury stock at December 31, 2015 and December 31, 2014 was $1,902.1 million and $1,185.8 million, respectively. The increase of $716.3 million primarily consisted of: (1) $394.5 million in expenditures to repurchase approximately 2.4 million shares of our common stock; and (2) $321.8 million reflecting the value of approximately 2.0 million shares we received under our note hedge in connection with the early conversion of $133.2 million of principal of our Convertible Notes based on the closing price of our common stock on the date the shares were received. Refer to Note 11—Stockholders' Equity—Share Repurchases and Note 8—Debt—Convertible Notes Due 2016 to the consolidated financial statements contained in this Annual Report on Form 10-K for further details.

Results of Operations

Years ended December 31, 2015 and 2014

Revenues

        The following table presents the components of total revenues (dollars in thousands):

	Year Ended December 31,
			Percentage Change
	2015	2014
Net product sales:
Remodulin	$572,795	$553,728	3.4%
Tyvaso	470,069	463,067	1.5%
Adcirca	278,829	221,471	25.9%
Orenitram	118,434	41,267	187.0%
Unituxin	20,443	—	NM (1)
Other	5,191	8,986	(42.2)%

Total revenues	$1,465,761	$1,288,519	13.8%

(1)
Calculation is not meaningful.

        Revenues for the year ended December 31, 2015 increased by $177.2 million compared to the same period in 2014. The growth in revenues primarily resulted from: (1) a $77.2 million increase in Orenitram net product sales due to an increase in the number of patients being treated with Orenitram, which we launched in the second quarter of 2014; (2) a $57.4 million increase in Adcirca net product sales due to price increases, which were determined by Lilly, and to a lesser extent by an increase in the number of Adcirca bottles sold; and (3) $20.4 million in net product sales of Unituxin, which we launched in the third quarter of 2015.

        For the years ended December 31, 2015 and 2014, approximately 72 percent and 74 percent, respectively, of total revenues were derived from net product sales of Remodulin, Tyvaso and Orenitram to our U.S.-based specialty pharmaceutical distributors. Remaining revenues were derived primarily from net product sales of Adcirca and Unituxin and net product sales of Remodulin to our international distributors.

        We recognize revenues net of: (1) estimated rebates; (2) prompt pay discounts; (3) allowances for sales returns; and (4) distributor fees. These are referred to as gross-to-net deductions and are based on historical experiences and contractual and statutory requirements. The tables below include a reconciliation of the accounts associated with these deductions (in thousands):

	Year Ended December 31, 2015
	Rebates	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, January 1, 2015	$31,616	$3,285	$4,028	$557	$39,486
Provisions attributed to sales in:
Current period	171,653	33,508	2,640	9,830	217,631
Prior periods	44	—	339	(255)	128
Payments or credits attributed to sales in:
Current period	(123,855)	(29,645)	—	(7,253)	(160,753)
Prior periods	(34,840)	(3,245)	(1,724)	(286)	(40,095)

Balance, December 31, 2015	$44,618	$3,903	$5,283	$2,593	$56,397

	Year Ended December 31, 2014
	Rebates	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, January 1, 2014	$22,475	$2,500	$2,862	$1,092	$28,929
Provisions attributed to sales in:
Current period	116,813	27,096	1,671	7,854	153,434
Prior periods	6,622	—	429	278	7,329
Payments or credits attributed to sales in:
Current period	(85,833)	(23,998)	—	(7,139)	(116,970)
Prior periods	(28,461)	(2,313)	(934)	(1,528)	(33,236)

Balance, December 31, 2014	$31,616	$3,285	$4,028	$557	$39,486

Research and Development Expense

        The table below summarizes research and development expense by major project and non-project components (dollars in thousands):

	Year Ended December 31,
			Percentage Change
	2015	2014
Project and non-project:
Cardiopulmonary	$130,097	$131,843	(1.3)%
Share-based compensation expense	87,713	72,714	20.6%
Other	27,288	37,992	(28.2)%

Total research and development expense	$245,098	$242,549	1.1%

        Share-based compensation.    The increase in share-based compensation of $15.0 million for the year ended December 31, 2015, as compared to the same period in 2014, corresponded to a 21 percent appreciation in the price of our common stock during the year ended December 31, 2015, compared to a 15 percent appreciation in the price of our common stock price during the year ended December 31, 2014.

        Other.    The decrease in other research and development expenses of $10.7 million for the year ended December 31, 2015, as compared to the same period in 2014, was primarily attributable to a $6.4 million decrease in expenditures for our development of Unituxin, which was approved by the FDA in March of 2015, and a $3.9 million decrease in research and development expenditures not allocated to specific projects.

Selling, General and Administrative Expense

        The table below summarizes selling, general and administrative expense by major categories (dollars in thousands):

	Year Ended December 31,
			Percentage Change
	2015	2014
Category:
General and administrative	$174,570	$186,312	(6.3)%
Sales and marketing	94,297	82,000	15.0%
Share-based compensation expense	183,745	112,975	62.6%

Total selling, general and administrative expense	$452,612	$381,287	18.7%

        General and administrative.    The decrease in general and administrative expenses of $11.7 million for the year ended December 31, 2015, as compared to the same period in 2014, was attributable to: (1) a $12.7 million decrease due to timing of grants to non-affiliated, non-profit organizations that provide financial assistance to patients with PAH; and (2) a $9.4 million decrease in legal expenses resulting from the April 2015 closure of an investigation by the Office of Inspector General of the Department of Health and Human Services related to our marketing practices; partially offset by (3) a $10.0 million increase in salaries and other compensation-related expenses driven by the general expansion of our business.

        Sales and marketing.    The increase in sales and marketing expenses of $12.3 million for the year ended December 31, 2015. as compared to the same period in 2014, was driven by: (1) an $8.6 million increase in marketing activities for all of our commercial products, primarily for our most recently approved PAH product, Orenitram, and our first oncology product, Unituxin; and (2) a $3.7 million increase in salaries and other compensation-related expenses driven by the expansion of our personnel in connection with the growth of our commercial product portfolio.

        Share-based compensation.    The increase in share-based compensation of $70.8 million for the year ended December 31, 2015, as compared to the same period in 2014, corresponded to a 21 percent appreciation in the price of our common stock during the year ended December 31, 2015, compared to the approximately 15 percent appreciation in our stock price during the same period in 2014.

Cost of Product Sales

        The table below summarizes cost of product sales by major category (dollars in thousands):

	Year Ended December 31,
			Percentage Change
	2015	2014
Category:
Cost of product sales	$60,240	$121,518	(50.4)%
Share-based compensation expense	8,796	4,365	101.5%

Total cost of product sales	$69,036	$125,883	(45.2)%

        Cost of Product Sales.    The decrease in cost of product sales of $61.3 million for the year ended December 31, 2015 as compared to the same period in 2014, resulted primarily from the expiration of our royalty obligation to Glaxo in October 2014. During the twelve months ended December 31, 2014, we incurred $72.5 million in royalty expense related to this obligation. This decrease was partially offset by: (1) an increase in the cost of product sales of $5.6 million and $3.0 million relating to Orenitram and Adcirca, respectively due to increased sales of these products in 2015; and (2) $3.2 million in cost of product sales relating to Unituxin which was commercially launched during the third quarter of 2015.

        Share-based compensation.    The increase in share-based compensation of $4.4 million for the year ended December 31, 2015 as compared to the same period in 2014, corresponded to a 21 percent appreciation in the price of our common stock during the year ended December 31, 2015, compared to the approximately 15 percent appreciation in our stock price during the same period in 2014.

Gain on Sale of Intangible Asset

        In September 2015, we sold the PPRV we received from the FDA in connection with the approval of Unituxin for $350.0 million in cash. The proceeds from the sale of the PPRV were recognized as a gain on the sale of an intangible asset, as the PPRV did not have a carrying value on our consolidated balance sheet at the time of sale.

Income Tax Expense

        The provision for income taxes was $392.8 million for the year ended December 31, 2015 compared to $185.1 million for the same period in 2014. The increase in the provision for income taxes corresponded to the increase in income before income taxes. For the years ended December 31, 2015 and December 31, 2014, the effective tax rates were approximately 38 percent and 35 percent, respectively. For additional details refer to Note 13—Income Taxes to the consolidated financial statements contained in this Annual Report on 10-K.

Years ended December 31, 2014 and 2013

Revenues

        The following table presents the components of total revenues (dollars in thousands):

	Year Ended December 31,
			Percentage Change
	2014	2013
Net product sales:
Remodulin	$553,728	$491,179	12.7%
Tyvaso	463,067	438,793	5.5%
Adcirca	221,471	176,972	25.1%
Orenitram	41,267	—	NM (1)
Other	8,986	10,040	(10.5)%

Total revenues	$1,288,519	$1,116,984	15.4%

(1)
Calculation is not meaningful.

        Revenues for the year ended December 31, 2014 increased by $171.5 million compared to the same period in 2013. The growth in revenues primarily resulted from: (1) a $62.5 million increase in Remodulin net product sales due to an increase in the number of patients being treated with Remodulin; (2) a $44.5 million increase in Adcirca net product sales due to price increases, which were determined by Lilly, and to a lesser extent by an increase in the number of Adcirca bottles sold; (3) a $24.3 million increase in Tyvaso net product sales mostly due to a price increase on January 1, 2014; and (4) $41.3 million in net product sales of Orenitram, which we launched during the second quarter of 2014.

        For the years ended December 31, 2014 and 2013, approximately 74 percent and 76 percent, respectively, of total revenues were derived from net product sales of Remodulin, Tyvaso and Orenitram to our U.S.-based specialty pharmaceutical distributors. Remaining revenues were derived primarily from net product sales of Adcirca and net product sales of Remodulin and Tyvaso to our international distributors.

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

Research and Development Expense

        The table below summarizes research and development expense by major project and non-project components (dollars in thousands):

	Year Ended December 31,
			Percentage Change
	2014	2013
Project and non-project:
Cardiopulmonary	$131,843	$116,137	13.5%
Share-based compensation expense	72,714	134,706	(46.0)%
Other	37,992	48,505	(21.7)%

Total research and development expense	$242,549	$299,348	(19.0)%

        Cardiopulmonary.    The increase in cardiopulmonary program expenses of $15.7 million for the year ended December 31, 2014, compared to the year ended December 31, 2013, resulted from a $20.1 million increase in expenses related to our esuberaprost program, partially offset by a $7.9 million decrease in expenses related to our self-injectable treprostinil program, which we terminated during 2014.

        Share-based compensation.    The decrease in share-based compensation of $62.0 million for the year ended December 31, 2014, compared to the year ended December 31, 2013, resulted from the approximately 15 percent appreciation in the price of our common stock during the year ended

December 31, 2014, compared to the approximately 112 percent appreciation in the price of our common stock price during the year ended December 31, 2013.

        Other.    The decrease in other research and development expenses of $10.5 million for the year ended December 31, 2014, compared to the year ended December 31, 2013, was attributable to a $7.5 million decrease in research and development expenditures not allocated to specific projects and a $1.6 million decrease in expenditures for our development of Unituxin.

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

        General and administrative.    The increase in general and administrative expenses of $46.1 million for the year ended December 31, 2014, compared to the year ended December 31, 2013, was driven by the following: (1) an $18.2 million increase in consulting and professional fees primarily driven by our patent litigation and our response to a subpoena issued by the OIG relating to our marketing practices; (2) an $8.7 million increase in grants to non-affiliated, non-profit organizations that provide financial assistance to patients with PAH; and (3) $5.4 million and $7.5 million increases in operating expenses and salaries and other compensation-related expenses, respectively, associated with the general expansion of our business and the reclassification of certain staff from research and development to a general and administrative classification.

        Sales and marketing.    The increase in sales and marketing expenses of $8.1 million reflects the following increases: (1) $5.3 million increase in salaries and other compensation-related expenses as we expanded our sales personnel during 2014; and (2) a $2.8 million increase in marketing activities.

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

Cost of Product Sales

        The table below summarizes cost of product sales by major category (dollars in thousands):

	Year Ended December 31,
			Percentage Change
	2014	2013
Category:
Cost of product sales	$121,518	$124,952	(2.7)%
Share-based compensation (benefit) expense	4,365	6,175	(29.3)%

Total cost of product sales	$125,883	$131,127	(4.0)%

        Cost of Product Sales.    Cost of product sales decreased by $3.4 million for the year ended December 31, 2014, compared to the year ended December 31, 2013. The decrease resulted primarily from the expiration of our royalty obligation to Glaxo in October 2014.

        Share-based compensation.    The decrease in share-based compensation of $1.8 million for the year ended December 31, 2014, compared to the year ended December 31, 2013, corresponded to the approximately 15 percent appreciation in the price of our common stock during the year ended December 31, 2014, compared to the approximately 112 percent appreciation in our stock price during the year ended December 31, 2013.

Income Tax Expense

        The provision for income taxes was $185.1 million for the year ended December 31, 2014 compared to $104.3 million for the year ended December 31, 2013. The increase in the provision for income taxes corresponded to the increase in income before income taxes. For the years ended December 31, 2014 and December 31, 2013, the effective tax rates were approximately 35 percent and 37 percent, respectively. For additional details refer to Note 13—Income Taxes to the consolidated financial statements contained in this Annual Report on 10-K.

Liquidity and Capital Resources

        We have funded our operations principally through sales of our commercial products and, from time-to-time, third-party financing arrangements. We believe that our current liquidity is sufficient to fund ongoing operations and future business plans as we expect demand for our commercial products to continue to grow. Furthermore, our customer base remains stable and we believe it presents minimal credit risk. However, any projections of future cash flows are inherently subject to uncertainty and we may seek other forms of financing. In January 2016, we entered into a credit agreement providing a five-year, unsecured, revolving line of credit of up to $1.0 billion. See Unsecured Revolving Credit Facility below for further details.

Cash Flows

  2015 Compared to 2014

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

        Net cash provided by operating activities was $382.8 million for the year ended December 31, 2015, compared to $355.3 million for the year ended December 31, 2014. The $27.5 million increase in cash flows from operations was primarily due to the following year-over-year changes:

  (1)
  Increases in cash provided by operating activities:

  •
  $177.2 million increase in revenues during the year ended December 31, 2015 compared to the same period in 2014, which resulted in higher cash collections;

  •
  $23.7 million increase in cash flows due to an increase in accounts payable and accrued expenses at December 31, 2015 compared to the prior year;

  •
  $14.2 million increase in cash flows due to a decrease in payments for inventory during the year ended December 31, 2015 due to increased sales; and

  •
  $14.9 million increase in cash flows due to the aggregation of individually immaterial changes to operating assets and liabilities.

  (2)
  Decreases in cash provided by operating activities:

  •
  $104.7 million increase in cash paid to settle STAP awards. Cash paid to settle STAP awards exercised during the years ended December 31, 2015 and December 31, 2014 was $248.8 million and $144.1 million, respectively; and

  •
  $97.8 million increase in cash paid for income taxes. Cash paid for income taxes during the years ended December 31, 2015 and December 31, 2014 was $293.3 million and $195.6 million, respectively.

  Investing

        Net cash provided by investing activities was $503.6 million for the year ended December 31, 2015, compared to $338.5 million for the year ended December 31, 2014. The $165.1 million increase in net cash provided by investing activities reflects $350.0 million of cash from the sale of our PPRV in September 2015, partially offset by a decrease of cash provided from the net maturities of held-to-maturity investments of $173.3 million. Cash provided from net maturities of held-to-maturity investments during the year ended December 31, 2015 was $257.6 million, compared to $430.9 million of cash provided from the net maturities of held-to-maturity investments during the same period in 2014. Due to the funding requirements for our share repurchase program and settlements of early conversions of our Convertible Notes, we decreased the amount of cash we were reinvesting in held-to-maturity investments.

  Financing

        Net cash used in financing activities was $446.9 million for the year ended December 31, 2015, compared to $576.5 million for the year ended December 31, 2014. The $129.6 million decrease reflects a decrease of $88.6 million in repurchases of our common stock, due to the completion of our repurchase program in August 2015, and a decrease of $44.7 million in principal payments of debt during the year ended December 31, 2015 compared to the year ended December 31, 2014. as a result of less early conversion requests on our Convertible Notes.

  2014 Compared to 2013

  Operating

        Net cash provided by operating activities was $355.3 million for the year ended December 31, 2014, compared to $425.3 million for the year ended December 31, 2013. The $70.0 million decrease in cash flows from operations was primarily due to the following year-over-year changes:

  (1)
  Increase in cash provided by operating activities:

  •
  $171.5 million increase in revenues during the year ended December 31, 2014 compared to the same period in 2013, which resulted in higher cash collections.

  (2)
  Decreases in cash provided by operating activities:

  •
  $88.2 million increase in cash paid to settle STAP awards. Cash paid to settle STAP awards exercised during the years ended December 31, 2014 and December 31, 2013 was $144.1 million and $55.9 million, respectively;

  •
  $53.4 million increase in cash paid for income taxes. Cash paid for income taxes during the years ended December 31, 2014 and December 31, 2013 was $195.6 million and $142.1 million, respectively;

  •
  $25.7 million decrease in cash flow due to the timing of cash collections in accounts receivable;

  •
  $14.3 million decrease in cash flow due to an increase in cash payments of our accounts payable resulting in a lower accounts payable and accrued expenses balance at December 31, 2014 compared with the prior year; and

  •
  $59.9 million decrease in cash flows due to the aggregation of individually immaterial changes to operating assets and liabilities.

  Investing

        Net cash provided by investing activities was $338.5 million for the year ended December 31, 2014, compared to net cash used in investing activities of $295.0 million for the year ended December 31, 2013. The increase of $633.4 million in cash provided by investing activities reflects $430.9 million of cash provided from the net maturities of held-to-maturity investments during the year ended December 31, 2014, compared to $232.3 million in net purchases of held-to-maturity investments during the same period in 2013. Due to the funding requirements in 2014 for our ongoing share repurchase programs and settlements of early conversions of our Convertible Notes, we did not reinvest the proceeds from our maturing investments. This increase in cash from maturing investments was partially offset by a $15.5 million increase in capital expenditures relating primarily to the completion of facilities used in our lung transplantation programs.

  Financing

        Net cash used in financing activities was $576.5 million for the year ended December 31, 2014, compared to $5.1 million for the year ended December 31, 2013. The $571.4 million increase in cash used in financing activities reflects an increase of $440.6 million in repurchases of our common stock and an increase of $176.5 million in principal payments of debt, partially offset by a $45.1 million increase in proceeds and tax benefits from the exercise of stock options during the year ended December 31, 2014, compared to the year ended December 31, 2013.

  Unsecured Revolving Credit Facility

        In January 2016, we entered into a Credit Agreement (the 2016 Credit Agreement) with Wells Fargo Bank, National Association (Wells Fargo), as administrative agent and a swingline lender, and various other lender parties, providing for an unsecured revolving credit facility of up to $1.0 billion (the Revolving Facility), which is available to refinance certain of our existing indebtedness and/or for working capital and other general corporate purposes. The Revolving Facility will mature five years after the closing date of the 2016 Credit Agreement, subject to the lenders' ability to extend the maturity date by one year if we request such an extension in accordance with the terms of the 2016 Credit Agreement.

        At our option, amounts borrowed under the Revolving Facility will bear interest at either the LIBOR rate or a fluctuating base rate, in each case, plus an applicable margin determined on a quarterly basis based on our consolidated ratio of total indebtedness to EBITDA (as calculated in accordance with the 2016 Credit Agreement).

        The 2016 Credit Agreement contains customary events of default and customary affirmative and negative covenants. As of January 29, 2016, we were in compliance with such covenants and we had not drawn any amounts on the Revolving Facility. In addition, Lung Biotechnology PBC is our only subsidiary that guarantees our obligations under the 2016 Credit Agreement though, from time to time, one or more of our other subsidiaries may be required to guarantee such obligations.

  Secured Line of Credit

        In September 2013, we entered into a one-year Credit Agreement (the 2013 Credit Agreement) with Wells Fargo for a $75.0 million revolving loan facility. In July 2015, we amended the Credit Agreement solely to extend its maturity to September 30, 2017. We used this facility for general corporate purposes. At our option, amounts borrowed under the Credit Agreement bore interest at either the one-month LIBOR rate plus a 0.50 percent margin, or a fluctuating base rate excluding any margin. In addition, we were subject to a monthly commitment fee at a rate of 0.06 percent per annum based on the average daily unused balance of the facility. Amounts borrowed under the Credit Agreement were secured by certain of our marketable investments. As of December 31, 2015, we had no outstanding balance on the line of credit. In January 2016, we terminated and repaid in full all obligations under the 2013 Credit Agreement when we entered into the 2016 Credit Agreement.

  Convertible Senior Notes

        In October 2011, we issued the Convertible Notes with an aggregate principal value of $250.0 million. Please see Note 8—Debt, to our consolidated financial statements contained elsewhere in this Annual Report on Form 10-K, for a description of the Convertible Notes. As of December 31, 2015, the outstanding principal balance of our Convertible Notes was $5.6 million, which is due on September 15, 2016.

  Mortgage Financing

        In December 2010, we entered into a Credit Agreement with Wells Fargo and Bank of America, N.A., pursuant to which we obtained a $70.0 million mortgage loan (the 2010 Credit Agreement). The 2010 Credit Agreement matured in December 2014 and we repaid in full the outstanding $66.5 million principal balance.

  Share Tracking Award Plans

        Awards granted under our STAP entitle participants to receive in cash an amount equal to the appreciation in our common stock, which is calculated as the increase in the closing price of our common stock between the grant date and the exercise date. Cash requirements associated with the exercise of awards will likely be significant, with the actual requirements dependent on future stock price fluctuation and STAP award exercise activity. At December 31, 2015, the aggregate liability associated with vested STAP awards was $194.4 million, and the aggregate liability associated with all STAP awards was $354.8 million. We review the potential future cash requirements of the STAP program at least annually. Based on our review, we believe we currently have sufficient cash and cash equivalents and borrowing capacity to fund any STAP awards that could be exercised during 2016 and beyond. Following the adoption of the 2015 Plan, which is discussed above under Operating Expenses—Share-Based Compensation, we discontinued the issuance of STAP awards and modified our compensation programs to provide for future awards in the form of stock options instead of STAP awards.

  Share Repurchases

        From time to time, our Board of Directors authorizes plans to repurchase shares of our common stock. In June 2014, our Board of Directors authorized the repurchase of up to $500.0 million of our common stock. This program became effective on August 1, 2014, and remained open for one year. In the aggregate, we repurchased approximately 3.3 million shares of common stock under this program for $500.0 million.

        In October 2015, our Board of Directors authorized a new program for the repurchase of up to $500.0 million of our common stock in open or privately negotiated transactions, at our discretion. This program is effective from January 1, 2016 to December 31, 2016. During the month ended January 31, 2016, we repurchased approximately 280,000 shares of our common stock at an aggregate cost of $37.8 million. We currently have sufficient cash and cash equivalents, borrowing capacity and, if needed, marketable investments, to fund additional repurchases of our common stock under this program.

  Toray License Obligations

        Pursuant to a March 2007 amendment to our license agreement with Toray, we issued 200,000 shares of our common stock to Toray. Toray has the right to request that we repurchase these shares (which have since split into 400,000 shares) upon 30 days prior written notice at the price of $27.21 per share. To date, Toray has not notified us that it intends to require us to repurchase these shares. In 2011, we amended our license agreement with Toray to reduce the royalty rates in exchange for a total of $50.0 million in equal, non-refundable payments to Toray over the five-year period ending in 2015. As of December 31, 2015, we have fulfilled our $50.0 million royalty obligation to Toray.

  Obligations Under License and Assignment Agreements

        We pay Lilly a five percent royalty on net product sales of Adcirca and we pay a single-digit percentage royalty based on net product sales of Orenitram, under our license agreement with Supernus Pharmaceuticals Inc. We have entered into other license rights arrangements under which we are required to make milestone payments upon the achievement of certain developmental and commercialization objectives and royalty payments upon the commercialization of related licensed technology.

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements within the meaning of Item 303(a)(4) of Regulation S-K.

Contractual Obligations

        At December 31, 2015, we had the following contractual obligations (in thousands):

	Payments Due by Period
	Total	Less than 1 year	2 - 3 Years	4 - 5 Years	More than 5 Years
Convertible Notes	$5,600	$5,600	$—	$—	$—
Mortgage and other loans	3,703	3,495	138	70	—
Operating lease obligations	10,534	3,716	6,083	735	—
Obligations under the STAP(1)	460,450	267,603	191,301	1,546	—
Obligations under the SERP(2)	71,067	14,651	—	4,580	51,836
Purchase commitments	15,821	14,717	1,076	28	—
Milestone payments under license and acquisition agreements(3)	33,021	6,136	8,345	11,470	7,070

Total	$600,196	$315,918	$206,943	$18,429	$58,906

(1)
Estimated based on the intrinsic value of outstanding STAP awards vested and expected to vest, assuming that unvested awards will be exercised immediately upon vesting. Refer to Note 7—Share Tracking Award Plans to our consolidated financial statements included in this Annual Report on Form 10-K for further details.

(2)
Consists of actuarially derived, estimated future payouts of benefits. Refer to Note 14—Employee Benefit Plans—Supplemental Executive Retirement Plan to our consolidated financial statements included in this Annual Report on Form 10-K for further details.

(3)
Based on our estimates of the timing and probability of achieving milestones specified under our various license and acquisition agreements. Amount includes $21.4 million of contingent consideration and future payments that are recorded within other liabilities (current and non-current) on the consolidated balance sheet as of December 31, 2015. All other amounts have not been recorded as of December 31, 2015, because required milestones have not been met. The amounts and timing of future milestone payments may vary depending on when related milestones will be attained, if at all.

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

Revenue Recognition

  Remodulin, Tyvaso, Orenitram and Unituxin

        We market Remodulin, Tyvaso, Orenitram and Unituxin to specialty distributors in the United States and other distributors internationally under materially similar contractual arrangements. Net product sales of Remodulin, Tyvaso, Orenitram and Unituxin are recognized when title and risk of ownership pass to our distributors upon satisfactory delivery to our distributors' facilities—i.e., when all of our performance obligations under these distributor arrangements have been satisfied. We record sales of Remodulin, Tyvaso, Orenitram and Unituxin net of: (1) estimated rebates; (2) prompt payment discounts; (3) service fees we pay to distributors; and (4) an allowance for return rights. Determining sales allowances involves the use of significant estimates and judgment and may involve the use of information from external sources.

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

        Our distributors do not possess return rights for Remodulin, Tyvaso and Orenitram; however, the sales terms for Unituxin include return rights that extend throughout the distribution channel. We provide exchange rights for all products in the event that product is damaged during shipment or expires. Exchanges for damaged product are highly infrequent. In the event that Remodulin, Tyvaso, Orenitram or Unituxin has been damaged during shipment and we have been promptly notified as required under our distribution agreements, we do not recognize revenue on that shipment until damaged product has been replaced. Replacement of damaged product generally occurs within several days after notification of the damage. Furthermore, the number of product exchanges due to expiration has been minimal because we sell Remodulin, Tyvaso and Orenitram with a remaining shelf life in excess of one year and our distributors typically carry a thirty- to sixty-day supply of our treprostinil-based products at any given time. In addition, we closely track inventory levels held by our distributors. Except for contractual minimum inventory levels to prevent shortages of treprostinil-based drug supply, we do not require, nor do we provide incentives for our distributors to assume, inventory levels of Remodulin, Tyvaso, Orenitram or Unituxin beyond what would be considered reasonable and customary in the ordinary course of business.

        The financial effects of exchange rights for Remodulin, Tyvaso, Orenitram and Unituxin have been immaterial and we expect the volume of exchanges to be consistent with historical levels. Specifically, exchanges of Remodulin, Tyvaso, Orenitram and Unituxin have comprised substantially less than one percent of the volume of the units that we sell. Because historical and anticipated future exchanges of Remodulin, Tyvaso, Orenitram and Unituxin have been and are expected to be immaterial, we do not record a reserve for estimated exchange rights in the period of sale. Lastly, we closely monitor product exchange data for all of these therapies to ensure that our assumptions continue to be reasonable, appropriate and current.

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

Recently Issued Accounting Standards

        See Note 3—Recently Issued Accounting Standards, to our consolidated financial statements for information on our anticipated adoption of recently issued accounting standards.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        As of December 31, 2015, we have invested $160.0 million in corporate-debt securities and federally-sponsored agencies. The market value of these investments varies inversely with changes in prevailing market interest rates. In general, as interest rates increase, the market value of a debt investment would be expected to decrease. Conversely, as interest rates decrease, the market value of a debt investment would be expected to increase. To date, we have not experienced significant volatility in the value of these investments. However, to address market risk, we invest in debt securities with terms no longer than three years and hold these investments to maturity so that they can be redeemed at their stated or face value. At December 31, 2015, our investments in debt securities issued by corporations and federally-sponsored agencies had a weighted average stated interest rate of approximately 0.98 percent and a weighted average maturity of 1.0 years. Many of our investments may be called by their respective issuers prior to maturity.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED THERAPEUTICS CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
United Therapeutics Corporation

        We have audited the accompanying consolidated balance sheets of United Therapeutics Corporation as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Therapeutics Corporation at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the Standards of the Public Company Accounting Oversight Board (United States), United Therapeutics Corporation's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
February 25, 2016

Report of Independent Registered Public Accounting Firm on
Internal Control over Financial Reporting

The Board of Directors and Shareholders
United Therapeutics Corporation

        We have audited United Therapeutics Corporation's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). United Therapeutics Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion United Therapeutics Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of United Therapeutics Corporation as of December 31, 2015 and 2014 and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2015 and our report dated February 25, 2016, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
February 25, 2016

UNITED THERAPEUTICS CORPORATION

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$831,798	$397,697
Marketable investments	121,974	297,842
Accounts receivable, net of allowance of none for 2015 and 2014	192,827	162,287
Inventories, net	81,334	66,927
Other current assets	47,402	32,836

Total current assets	1,275,335	957,589
Marketable investments	38,002	122,658
Goodwill and other intangible assets, net	28,378	29,465
Property, plant, and equipment, net	495,774	478,421
Deferred tax assets, net	192,676	198,329
Other assets	154,280	97,948

Total assets	$2,184,445	$1,884,410

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$103,433	$85,382
Convertible notes	5,387	126,414
Share tracking awards plan	274,542	282,101
Other current liabilities	57,462	10,413

Total current liabilities	440,824	504,310
Other liabilities	143,974	114,526

Total liabilities	584,798	618,836
Commitments and contingencies—Note 9
Temporary equity	11,095	23,218
Stockholders' equity:
Preferred stock, par value $.01, 10,000,000 shares authorized, no shares issued	—	—
Series A junior participating preferred stock, par value $.01, 100,000 shares authorized, no shares issued	—	—
Common stock, par value $.01, 245,000,000 shares authorized, 68,987,919 and 65,988,561 shares issued, and 45,760,845 and 47,107,709 shares outstanding at December 31, 2015 and 2014, respectively	690	660
Additional paid-in capital	1,790,620	1,376,141
Accumulated other comprehensive loss	(20,401)	(16,734)
Treasury stock, 23,227,074 and 18,880,852 shares at December 31, 2015 and 2014, respectively	(1,902,110)	(1,185,825)
Retained earnings	1,719,753	1,068,114

Total stockholders' equity	1,588,552	1,242,356

Total liabilities and stockholders' equity	$2,184,445	$1,884,410

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Revenues:
Net product sales	$1,460,570	$1,279,533	$1,106,944
Other	5,191	8,986	10,040

Total revenues	1,465,761	1,288,519	1,116,984
Operating expenses:
Research and development	245,098	242,549	299,348
Selling, general and administrative	452,612	381,287	394,010
Cost of product sales	69,036	125,883	131,127

Total operating expenses	766,746	749,719	824,485
Operating income	699,015	538,800	292,499
Other (expense) income:
Interest expense	(4,735)	(17,592)	(18,058)
Gain on sale of intangible asset	350,000	—	—
Other, net	157	3,972	4,462

Total other income (expense), net	345,422	(13,620)	(13,596)
Income before income taxes	1,044,437	525,180	278,903
Income tax expense	(392,798)	(185,106)	(104,343)

Net income	$651,639	$340,074	$174,560

Net income per common share:
Basic	$14.17	$7.06	$3.49

Diluted	$12.72	$6.28	$3.28

Weighted average number of common shares outstanding:
Basic	46,000	48,176	50,076

Diluted	51,221	54,155	53,231

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2015	2014	2013
Net income	$651,639	$340,074	$174,560
Other comprehensive (loss) income:
Foreign currency translation loss	(5,296)	(4,789)	(1,193)
Defined benefit pension plan:
Prior service cost arising during period, net of tax	—	(2,415)	—
Actuarial gain arising during period, net of tax	826	2,999	2,075
Less: amortization of actuarial gain and prior service cost included in net periodic pension cost, net of tax	877	904	1,020

Total defined benefit pension plan, net	1,703	1,488	3,095
Unrealized loss on available-for-sale securities, net of tax	(74)	(250)	(128)

Other comprehensive (loss) gain, net of tax	(3,667)	(3,551)	1,774

Comprehensive income	$647,972	$336,523	$176,334

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

Consolidated Statements of Stockholders' Equity

(In thousands, except share data)

	Common Stock			Accumulated Other Comprehensive Income/(Loss)
			Additional Paid-in Capital		Treasury Stock	Retained Earnings	Stockholders' Equity
	Shares	Amount
Balance, December 31, 2012	62,082,007	$621	$1,015,835	$(14,957)	$(470,998)	$553,480	$1,083,981
Net income	—	—	—	—	—	174,560	174,560
Foreign currency translation adjustments	—	—	—	(1,193)	—	—	(1,193)
Unrealized gain on available-for-sale securities	—	—	—	(128)	—	—	(128)
Defined benefit pension plan	—	—	—	3,095	—	—	3,095
Shares issued under employee stock purchase plan	55,070	1	2,734	—	—	—	2,735
Equity component—2016 convertible notes (Note 10)	—	—	(34,155)	—	—	—	(34,155)
Repurchase of shares	—	—	—	—	(42,439)	—	(42,439)
Exercise of stock options	876,115	8	26,611	—	—	—	26,619
Tax benefit from exercises of non-qualified stock options	—	—	9,299	—	—	—	9,299
Share-based compensation	—	—	36,900	—	—	—	36,900

Balance, December 31, 2013	63,013,192	630	1,057,224	(13,183)	(513,437)	728,040	1,259,274
Net income	—	—	—	—	—	340,074	340,074
Foreign currency translation adjustments	—	—	—	(4,789)	—	—	(4,789)
Unrealized (loss) on available-for-sale securities	—	—	—	(250)	—	—	(250)
Defined benefit pension plan	—	—	—	1,488	—	—	1,488
Shares issued under employee stock purchase plan	45,657	1	3,329	—	—	—	3,330
Conversion of 2016 convertible notes (Note 10)	1,467,343	15	192,966	—	(189,311)	—	3,670
Equity component—2016 convertible notes (Note 10)	—	—	11,056	—	—	—	11,056
Repurchase of shares	—	—	—	—	(483,077)	—	(483,077)
Exercise of stock options	1,462,369	14	50,154	—	—	—	50,168
Tax benefit from exercises of non-qualified stock options	—	—	30,845	—	—	—	30,845
Share-based compensation	—	—	30,567	—	—	—	30,567

Balance, December 31, 2014	65,988,561	660	1,376,141	(16,734)	(1,185,825)	1,068,114	1,242,356
Net income	—	—	—	—	—	651,639	651,639
Foreign currency translation adjustments	—	—	—	(5,296)	—	—	(5,296)
Unrealized (loss) on available-for-sale securities	—	—	—	(74)	—	—	(74)
Defined benefit pension plan	—	—	—	1,703	—	—	1,703
Shares issued under employee stock purchase plan	36,198	—	3,954	—	—	—	3,954
Conversion of 2016 convertible notes (Note 10)	1,977,577	20	324,701	—	(321,801)	—	2,920
Equity component—2016 convertible notes (Note 10)	—	—	3,020	—	—	—	3,020
Repurchase of shares	—	—	—	—	(394,484)	—	(394,484)
Exercise of stock options	985,583	10	39,301	—	—	—	39,311
Tax benefit from exercises of non-qualified stock options	—	—	37,426	—	—	—	37,426
Share-based compensation	—	—	6,077	—	—	—	6,077

Balance, December 31, 2015	68,987,919	$690	$1,790,620	$(20,401)	$(1,902,110)	$1,719,753	$1,588,552

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$651,639	$340,074	$174,560
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,921	32,245	31,259
Share-based compensation expense	280,254	190,054	320,786
Gain on sale of intangible asset	(350,000)	—	—
Amortization of debt discount and debt issue costs	5,941	12,456	12,601
Amortization of discount or premium on investments	2,132	5,231	4,501
Other	(515)	6,493	3,182
Excess tax benefits from share-based compensation	(37,426)	(30,845)	(9,299)
Changes in operating assets and liabilities:
Accounts receivable	(30,540)	(35,689)	(10,027)
Inventories	(6,794)	(21,032)	(12,394)
Accounts payable and accrued expenses	16,972	(6,753)	7,507
Other assets and liabilities	(181,823)	(136,975)	(97,409)

Net cash provided by operating activities	382,761	355,259	425,267

Cash flows from investing activities:
Purchases of property, plant and equipment, net	(49,792)	(47,439)	(31,910)
Purchases of held-to-maturity investments	(62,781)	(118,672)	(762,198)
Maturities of held-to-maturity investments	320,369	549,576	529,900
Gain on sale of intangible asset	350,000	—	—
Purchase of investments under the cost method, net	(54,217)	(45,000)	(30,766)

Net cash provided by (used in) investing activities	503,579	338,465	(294,974)

Cash flows from financing activities:
Principal payments of debt	(133,150)	(177,800)	(1,320)
Payments to repurchase common stock	(394,484)	(483,077)	(42,439)
Proceeds from line of credit	—	140,000	—
Payments on the line of credit	—	(140,000)	—
Proceeds from exercise of stock options	39,311	50,168	26,611
Issuance of stock under employee stock purchase plan	3,954	3,329	2,734
Excess tax benefits from share-based compensation	37,426	30,845	9,299

Net cash used in financing activities	(446,943)	(576,535)	(5,115)

Effect of exchange rate changes on cash and cash equivalents	(5,296)	(3,750)	(319)
Net increase in cash and cash equivalents	434,101	113,439	124,859
Cash and cash equivalents, beginning of year	397,697	284,258	159,399

Cash and cash equivalents, end of year	$831,798	$397,697	$284,258

Supplemental cash flow information:
Cash paid for interest	$1,015	$5,453	$5,518

Cash paid for income taxes	$293,331	$195,564	$142,140

Non-cash investing and financing activities:
Acquisitions—non-cash consideration	—	$5,200	$—

Non-cash additions to property, plant and equipment	$1,078	$3,150	$9,018

Issuance of common stock upon conversion of convertible notes	$321,801	$189,311	$—

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements

1. Organization and Business Description

        United Therapeutics Corporation is a biotechnology company focused on the development and commercialization of innovative products to address the unmet medical needs of patients with chronic and life-threatening diseases.

        We have approval from the United States Food and Drug Administration (FDA) to market the following therapies: Remodulin® (treprostinil) Injection (Remodulin), Tyvaso® (treprostinil) Inhalation Solution (Tyvaso), Adcirca® (tadalafil) Tablets (Adcirca), Orenitram® (treprostinil) Extended-Release Tablets (Orenitram) and Unituxin® (dinutuximab) Injection (Unituxin). Remodulin has also been approved in various countries outside the United States, and Unituxin was granted marketing authorization by the European Medicines Agency in August 2015. Tyvaso is also approved in Israel. We commenced commercial sales of Orenitram and Unituxin in the U.S. during the second quarter of 2014 and the third quarter of 2015, respectively.

        As used in these notes to the consolidated financial statements, unless the context otherwise requires, the terms "we", "us", "our", and similar terms refer to United Therapeutics Corporation and its consolidated subsidiaries.

2. Summary of Significant Accounting Policies

  Basis of Presentation and Principles of Consolidation

        The accompanying consolidated financial statements of United Therapeutics Corporation and its wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). All intercompany balances and transactions have been eliminated in consolidation.

        In the operating section of our statement of cash flows, we reclassified the prior period amounts within "current and deferred income tax expense" to "other assets and liabilities" to conform with the current period presentation.

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

  Inventories

        Inventories are stated at the lower of cost (first-in, first-out method) or market (current replacement cost) and consist of the following, net of reserves (in thousands):

	As of December 31,
	2015	2014
Raw materials	$23,093	$21,317
Work-in-progress	22,494	15,994
Finished goods	35,747	29,616

Total inventories	$81,334	$66,927

  Goodwill and Other Intangible Assets

        The carrying amount of goodwill is not amortized but is subject to annual impairment testing. We conduct our impairment testing of goodwill annually during the fourth quarter, or more frequently, if impairment indicators exist. Initially, we evaluate various pertinent qualitative factors to assess whether it is more likely than not that the fair value of a reporting unit to which goodwill has been assigned is less than its carrying value. Such qualitative factors can include, among others: (1) industry and market conditions; (2) present and anticipated sales and cost factors; and (3) overall financial performance. If we conclude based on our qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we then measure the fair value of the reporting unit and compare its fair value to its carrying value (Step 1 of the goodwill impairment test). If the carrying amount of the reporting unit exceeds its fair value, then the amount of an impairment loss, if any, is measured as the excess of the recorded amount of goodwill over its implied fair value (Step 2 of the goodwill impairment test). The Company used a qualitative assessment for its goodwill impairment testing for 2015 and 2014. The Company's evaluation of goodwill completed during the years ended December 31, 2015 and 2014 resulted in no impairment losses.

        Indefinite-lived intangible assets are not amortized but are evaluated annually or more frequently for impairment if impairment indicators exist. The Company's indefinite-lived intangible assets include purchased in-process research and development projects, which were measured at their estimated fair values as of their acquisition dates. The Company used a qualitative assessment for its indefinite-lived intangible asset impairment testing. The Company's evaluation of indefinite-lived intangible assets completed during the years ended December 31, 2015 and 2014 resulted in no impairment losses.

        Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable.

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Impairment losses are measured and recognized to the extent the carrying value of such assets exceeds their fair value. The Company recorded no impairment losses during the years ended December 31, 2015 and 2014.

        Goodwill and other intangible assets comprise the following (in thousands):

	As of December 31, 2015			As of December 31, 2014
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill	$10,264	$—	$10,264	$10,264	$—	$10,264
Other intangible assets:
Technology, patents and trade names	6,494	(4,691)	1,803	6,494	(4,100)	2,394
In-process, research and development	15,500	—	15,500	15,500	—	15,500
Customer relationships and non-compete agreements	4,369	(3,558)	811	4,369	(3,062)	1,307
Contract-based	1,270	(1,270)	—	1,270	(1,270)	—

Total	$37,897	$(9,519)	$28,378	$37,897	$(8,432)	$29,465

        Related amortization expense for the years ended December 31, 2015, 2014 and 2013, was $1.1 million, $1.4 million and $2.6 million, respectively. As of December 31, 2015, aggregate amortization expense relating to definite lived intangible assets for each of the five succeeding years and thereafter is estimated as follows (in thousands):

Year Ended December 31,
2016	$621
2017	456
2018	125
2019	125
2020	125
Thereafter	1,162

$2,614

        In September 2015, we sold the Rare Pediatric Priority Review Voucher (PPRV) we received from the FDA in connection with the approval of Unituxin for $350.0 million in cash. The proceeds from the sale of the PPRV were recognized as a gain on the sale of an intangible asset, as the PPRV did not have a carrying value on our consolidated balance sheet at the time of sale.

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

  Property, Plant and Equipment

        Property, plant and equipment is recorded at cost and depreciated over its estimated useful life using the straight-line method. The estimated useful lives of property, plant and equipment by major category are as follows:

Land improvements	15 Years
Buildings	25 - 39 Years
Building improvements	10 - 39 Years
Furniture, equipment and vehicles	3 - 20 Years
Leasehold improvements	Remaining lease term, or the estimated useful life of the improvement, whichever is shorter

        Property, plant and equipment consists of the following (in thousands):

	As of December 31,
	2015	2014
Land and land improvements	$61,091	$46,141
Buildings, building improvements and leasehold improvements	418,245	413,066
Buildings under construction	26,458	17,379
Furniture, equipment and vehicles	144,862	136,805

	650,656	613,391
Less—accumulated depreciation	(154,882)	(134,970)

Property, plant and equipment, net	$495,774	$478,421

        Depreciation expense for the years ended December 31, 2015, 2014 and 2013 was $31.8 million, $30.8 million and $28.6 million, respectively.

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

  Revenue Recognition

  Remodulin, Tyvaso, Orenitram and Unituxin

        We sell Remodulin, Tyvaso, Orenitram and Unituxin to distributors under similar contractual arrangements. We recognize sales of these products when title and risk of ownership pass to our

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

distributors upon satisfactory delivery—i.e., when all of our performance obligations under our distribution agreements have been satisfied. We record sales of these products net of various product sales allowances in the period that associated revenues are recognized. These sales allowances include estimated rebates, prompt payment discounts, sales returns and service fees paid to our distributors. Calculating these sales allowances involves the use of significant estimates and judgments and information obtained from external sources.

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

        Our distributors do not possess return rights for Remodulin, Tyvaso and Orenitram; however, the sales terms for Unituxin include return rights that extend throughout the distribution channel. We provide exchange rights for all products in the event that product is damaged during shipment or expires. Exchanges for damaged product are highly infrequent. In the event that Remodulin, Tyvaso, Orenitram, or Unituxin has been damaged during shipment and we have been promptly notified as required under our distribution agreements, we do not recognize revenue on that shipment until damaged product has been replaced. Replacement of damaged product generally occurs within several days after notification of the damage. Furthermore, the number of product exchanges due to expiration has been minimal because we sell Remodulin, Tyvaso and Orenitram with a remaining shelf life in excess of one year and our distributors typically carry a thirty- to sixty-day supply of our treprostinil-based products at any given time. In addition, we closely track inventory levels held by our distributors. Except for contractual minimum inventory levels to prevent shortages of treprostinil-based drug supply, we do not require, nor do we provide incentives for our distributors to assume, inventory levels of Remodulin, Tyvaso, Orenitram or Unituxin beyond what would be considered reasonable and customary in the ordinary course of business.

        We pay our distributors for contractual services rendered and accrue for related fees based on contractual rates applied to the estimated units of service provided by distributors for a given financial reporting period.

        The financial effects of exchange rights for Remodulin, Tyvaso, Orenitram and Unituxin have been immaterial and we expect the volume of exchanges to be consistent with historical levels. Specifically, exchanges of Remodulin, Tyvaso, Orenitram and Unituxin have comprised substantially less than one percent of the volume of the units that we sell. Because historical and anticipated future exchanges of Remodulin, Tyvaso, Orenitram and Unituxin have been and are expected to be immaterial, we do not record a reserve for estimated exchange rights in the period of sale. Lastly, we closely monitor product exchange data for all of these therapies to ensure that our assumptions continue to be reasonable, appropriate and current.

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

        We recognize sales of Adcirca net of: (1) estimated government-based and commercial payer rebates; (2) prompt pay discounts; (3) allowances for product returns; and (4) wholesaler fees. We estimate our liability for rebates based on an analysis of historical levels of rebates to both Medicaid and commercial third-party payers and we consider the impact of sales trends, changes in government and commercial rebate programs and anticipated changes in Adcirca's pricing. In addition, for Adcirca patients, we determine our obligation for prescription drug discounts required by Medicare Part D for patients within the coverage gap based on estimations of the number of patients and the period that such patients will remain within the coverage gap. We base our estimates for prompt pay discounts on observed customer payment behavior and expectations regarding the future utilization of such discounts. We derive our allowance for returns of Adcirca based on historical return rates accumulated since the commercial launch of Adcirca in 2009. To date, we have not identified any unusual patterns in the volume of prescriptions relative to sales that would warrant reconsideration of, or adjustment to, the methodology we currently employ to estimate our allowance for returns. Lastly, wholesaler fees are based on contractual percentages of sales to wholesalers.

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

        Generally, the fair value of a stock option grant is measured on its grant date and related compensation expense is recognized ratably over the requisite service period. For stock option awards that vest immediately upon issuance, compensation expense is recognized in its entirety based on the grant-date fair value. We issue new shares of our common stock upon the exercise of stock options.

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

  Concentration of products, revenues, and customers

        In the United States, through 2013 we sold Remodulin, Tyvaso, and Orenitram to three specialty pharmaceutical distributors: Accredo Health Group Inc. (Accredo), CuraScript Inc. (CuraScript) and CVS Caremark. In December 2013, the operations of CuraScript were integrated into Accredo's operations as a result of the 2012 acquisition of Medco Health Solutions, Inc., the parent company of Accredo, by Express Scripts, Inc., the parent company of CuraScript, and we consolidated our distribution agreements with CuraScript and Accredo into one contract for each product. During the years ended December 31, 2015, 2014 and 2013, net product sales of Remodulin, Tyvaso and Orenitram to these distributors accounted for 72 percent, 74 percent and 76 percent, respectively, of our total revenues. During the years ended December 31, 2015, 2014 and 2013, net product sales of Remodulin accounted for 39 percent, 43 percent and 44 percent, respectively, of our total revenues, while net product sales of Tyvaso during this period comprised 32 percent, 36 percent and 39 percent, respectively of our total revenues. During the years ended December 31, 2015 and 2014, net product sales of Orenitram accounted for 8 percent and 3 percent, respectively, of our total revenues.

        At December 31, 2015 and 2014, 50 percent and 52 percent, respectively, of our accounts receivable was due from U.S.-based specialty distributors.

        During the years ended December 31, 2015, 2014 and 2013, we derived 55 percent, 58 percent and 57 percent of our total revenues from one customer. Estimated total revenues from that customer were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Accredo Health Group, Inc.	$807,012	$744,765	$632,599

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

3. Recently Issued Accounting Standards

        In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09). ASU 2014-09 will eliminate transaction-specific and industry-specific revenue recognition guidance under current GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016. Early application is not permitted. ASU 2014-09 allows for either full retrospective or modified retrospective adoption. On July 9, 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606); Deferral of the Effective Date, which (1) delays the effective date of ASU 2014-09 by one year to annual periods beginning after December 15, 2017; and (2) allows early adoption of the ASU by all entities as of the original effective date for public entities. We are evaluating the transition method we will elect and the effects of the adoption of this ASU on our financial statements.

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

        In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory (ASU 2015-11), which requires that inventory be measured at the lower of cost or net realizable value for entities using first-in, first-out or average cost methods. ASU 2015-11 should be applied prospectively and will be effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years, with early adoption permitted. We are evaluating the effect of adoption on our financial statements.

        In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (ASU 2015-17), which requires deferred tax assets and liabilities to be classified as noncurrent in a classified statement of financial position. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. This amendment may be applied either prospectively or retrospectively to all periods presented.

        We early adopted the provisions of ASU 2015-17 in the fourth quarter of 2015 on a retrospective basis. The adoption of this ASU will simplify the presentation of deferred income taxes and reduce complexity without decreasing the usefulness of information provided to users of financial statements. The adoption resulted in an $18.1 million and $16.6 million decrease in other current assets and a corresponding increase to deferred tax assets, net in our consolidated balance sheets at December 31, 2015 and 2014, respectively. The adoption had no impact on our results of operations or cash flows.

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

4. Investments

  Marketable Investments

  Held-to-Maturity Investments

        Marketable investments classified as held-to-maturity consist of the following (in thousands):

As of December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government-sponsored enterprises	$53,254	$3	$(119)	$53,138
Corporate notes and bonds	106,722	37	(67)	106,692

Total	$159,976	$40	$(186)	$159,830

Reported under the following captions on the consolidated balance sheet:
Current marketable investments	$121,974
Noncurrent marketable investments	38,002

	$159,976

As of December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government-sponsored enterprises	$127,212	$118	$(39)	$127,291
Corporate notes and bonds	293,288	260	(108)	293,440

Total	$420,500	$378	$(147)	$420,731

Reported under the following captions on the consolidated balance sheet:
Current marketable investments	$297,842
Noncurrent marketable investments	122,658

	$420,500

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

4. Investments (Continued)

        The following table summarizes gross unrealized losses and the length of time marketable investments have been in a continuous unrealized loss position (in thousands):

	As of December 31,
	2015		2014
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Government-sponsored enterprises:
Continuous unrealized loss position less than one year	$48,138	$(119)	$15,293	$(39)
Continuous unrealized loss position greater than one year	—	—	—	—

	48,138	(119)	15,293	(39)
Corporate notes and bonds:
Continuous unrealized loss position less than one year	63,840	(67)	86,824	(97)
Continuous unrealized loss position greater than one year	—	—	3,443	(11)

	63,840	(67)	90,267	(108)

Total	$111,978	$(186)	$105,560	$(147)

        We attribute the unrealized losses on held-to-maturity securities as of December 31, 2015 and 2014, to the variability in related market interest rates. We do not intend to sell these securities, nor is it more likely than not that we will be required to sell them prior to the end of their contractual terms. Furthermore, we do not believe that these securities expose us to undue market risk or counterparty credit risk. As such, we do not consider these securities to be other than temporarily impaired.

        The following table summarizes the contractual maturities of held-to-maturity marketable investments (in thousands):

	As of December 31, 2015
	Amortized Cost	Fair Value
Due in less than one year	$121,974	$121,932
Due in one to two years	38,002	37,898
Due in three to five years	—	—
Due after five years	—	—

Total	$159,976	$159,830

Investments Held at Cost

        As of December 31, 2015, we maintain in the aggregate, non-controlling equity investments of approximately $137.2 million in privately-held corporations, including a $100.0 million investment in the preferred stock of Synthetic Genomics Inc. (SGI), which we purchased in two separate $50.0 million transactions in May 2014 and September 2015. We account for these investments under the cost method since we do not have the ability to exercise significant influence over these companies and their

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

4. Investments (Continued)

fair values are not readily determinable. The fair value of these investments has not been estimated at December 31, 2015, as we have not identified any events or developments indicating that their carrying amounts may be impaired. We include these investments within other assets on our accompanying consolidated balance sheets.

        In addition to the SGI investments noted above, we entered into a separate multi-year research and development collaboration agreement with SGI in May 2014, whereby SGI will develop engineered primary pig cells with modified genomes for use in our xenotransplantation program. This collaboration was initially focused primarily on lungs and was expanded in September 2015 to include an additional focus on kidneys. Under this agreement, each party assumes its own research and development costs and SGI may receive royalties and milestone payments from development and commercialization of organs.

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

        We account for certain assets and liabilities at fair value and rank these assets within a fair value hierarchy (Level 1, Level 2 or Level 3). Our other current assets and our other current liabilities have

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

5. Fair Value Measurements (Continued)

fair values that approximate their carrying values. Assets and liabilities subject to fair value measurements are as follows (in thousands):

	As of December 31, 2015
	Level 1	Level 2	Level 3	Balance
Assets
Money market funds(1)	$496,434	$—	$—	$496,434
Federally-sponsored and corporate debt securities(2)	—	159,830	—	159,830

Total assets	$496,434	$159,830	$—	$656,264

Liabilities
Convertible notes due 2016(3)	$15,998	$—	$—	$15,998
Contingent consideration(4)	—	—	9,400	9,400

Total liabilities	$15,998	$—	$9,400	$25,398

	As of December 31, 2014
	Level 1	Level 2	Level 3	Balance
Assets
Money market funds(1)	$298,416	$—	$—	$298,416
Federally-sponsored and corporate debt securities(2)	—	420,731	—	420,731

Total assets	$298,416	$420,731	$—	$719,147

Liabilities
Convertible notes due 2016(3)	$388,153	$—	$—	$388,153
Contingent consideration(4)	—	—	11,502	11,502

Total liabilities	$388,153	$—	$11,502	$399,655

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

(3)
Included in convertible notes on the accompanying consolidated balance sheets. The fair value of our Convertible Notes is estimated using Level 1 observable inputs since our Convertible Notes are trading with sufficient frequency such that we believe related pricing can be used as the primary basis for measuring their fair value. As of December 31, 2015 and December 31, 2014, the fair value of the Convertible Notes was substantially higher than their book value. This was primarily due to the excess conversion value of the notes compared to the notes' par value, and the fact that any such excess would be paid in shares of our common stock.

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

6. Accounts Payable and Accrued Expenses

        Accounts payable and accrued expenses consist of the following by major categories (in thousands):

	As of December 31,
	2015	2014
Accounts payable	$7,502	$6,995
Accrued expenses:
Sales related (royalties, rebates and fees)	52,832	38,095
Payroll related	31,437	28,019
Research related	7,635	7,500
Other	4,027	4,773

Total accrued expenses	95,931	78,387

Total accounts payable and accrued expenses	$103,433	$85,382

7. Share Tracking Award Plans

        We previously issued awards under the United Therapeutics Corporation Share Tracking Awards Plan, adopted in June 2008 (2008 STAP) and the United Therapeutics Corporation 2011 Share Tracking Awards Plan, adopted in March 2011 (2011 STAP). We refer to the 2008 STAP and the 2011 STAP collectively as the "STAP" and awards granted and/or outstanding under either of these plans as "STAP awards." STAP awards convey the right to receive in cash an amount equal to the appreciation of our common stock, which is measured as the increase in the closing price of our common stock between the dates of grant and exercise. STAP awards expire on the tenth anniversary of the date of grant, and in most cases they vest in equal increments on each anniversary of the grant date over a four-year period. The STAP liability includes vested awards and awards that are expected to vest. We recognize expense for awards that are expected to vest during the vesting period. We discontinued the issuance of STAP awards on June 26, 2015, when our shareholders approved the United Therapeutics Corporation 2015 Stock Incentive Plan (the 2015 Plan), a broad-based stock incentive plan enabling us to grant stock options and other forms of equity compensation to our employees. See Note 11—Stockholders' Equity to these consolidated financial statements for information on the 2015 Plan.

        The aggregate balance of the STAP liability was $354.8 million and $322.7 million at December 31, 2015 and 2014, respectively, of which $80.2 million and $40.6 million, respectively, has been classified as

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

7. Share Tracking Award Plans (Continued)

non-current liabilities under the caption "Other liabilities" on our consolidated balance sheets based on their vesting terms.

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

        A description of the key inputs, requiring estimates, used in determining the fair value of the awards is provided below:

        Expected volatility—Volatility is a measure of the amount the price of our common stock has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. We use historical volatility based on weekly price observations of our common stock during the period immediately preceding an award that is equal to its expected term up to a maximum period of five years. We believe the volatility in the price of our common stock over the preceding five years generally provides a reliable projection of future long-term volatility.

        Risk-free interest rate—The risk-free interest rate is the average interest rate consistent with the yield available on a U.S. Treasury note with a term equal to the expected term of an award.

        Expected term—The expected term reflects the estimated time period we expect an award to remain outstanding. For the years ended December 31, 2015 and 2014, we used historical data to develop this input. Prior to 2014, we applied the simplified method to develop an estimate of the expected term. The change in methodologies for calculating the expected term of an award did not have a significant impact to our consolidated financial statements.

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

        The table below presents the assumptions used to measure the fair value of STAP Awards:

	As of December 31,
	2015	2014	2013
Expected volatility	35.3%	34.0%	32.7%
Risk-free interest rate	1.4%	1.3%	1.1%
Expected term of awards (in years)	3.4	4.0	3.9
Expected forfeiture rate	8.8%	9.3%	10.1%
Expected dividend yield	0.0%	0.0%	0.0%

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

7. Share Tracking Award Plans (Continued)

        A summary of the status and activity of the STAP is presented below:

	Number of Awards	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in 000s)
Outstanding at January 1, 2015	7,716,424	$62.59
Granted	1,655,388	159.68
Exercised	(2,281,711)	56.71
Forfeited	(244,938)	95.37

Outstanding at December 31, 2015	6,845,163	$86.86	7.3	$487,010

Exercisable at December 31, 2015	2,115,571	$67.79	6.1	$188,683

Expected to vest at December 31, 2015	4,306,092	$95.34	7.9	$271,767

        The weighted average grant-date fair value of STAP awards granted during the years ended December 31, 2015, 2014 and 2013 was $58.52, $33.82 and $24.78, respectively.

        Share-based compensation expense recognized in connection with the STAP is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Research and development	$87,372	$72,269	$134,355
Selling, general and administrative	178,100	82,937	143,407
Cost of product sales	8,706	4,283	6,124

Share-based compensation expense before taxes	274,178	159,489	283,886
Related income tax benefit	(103,431)	(56,560)	(106,693)

Share-based compensation expense, net of taxes	$170,747	$102,929	$177,193

Share-based compensation capitalized as part of inventory	$7,063	$2,027	$1,593

        Cash paid to settle STAP exercises during the years ended December 31, 2015, 2014 and 2013 was $248.8 million, $144.1 million, and $55.9 million, respectively.

8. Debt

  Unsecured Revolving Credit Facility

        In January 2016, we entered into a Credit Agreement (the 2016 Credit Agreement) with Wells Fargo Bank, National Association (Wells Fargo), as administrative agent and a swingline lender, and various other lender parties, providing for an unsecured revolving credit facility of up to $1.0 billion (the Revolving Facility), which is available to refinance certain of our existing indebtedness and/or for working capital and other general corporate purposes. The Revolving Facility will mature five years after the closing date of the 2016 Credit Agreement, subject to the lenders' ability to extend the

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

8. Debt (Continued)

maturity date by one year if we request such an extension in accordance with the terms of the 2016 Credit Agreement.

        At our option, amounts borrowed under the Revolving Facility will bear interest at either the LIBOR rate or a fluctuating base rate, in each case, plus an applicable margin determined on a quarterly basis based on our consolidated ratio of total indebtedness to EBITDA (as calculated in accordance with the 2016 Credit Agreement).

        The 2016 Credit Agreement contains customary events of default and customary affirmative and negative covenants. As of January 29, 2016, we were in compliance with such covenants and we had not drawn any amounts on the Revolving Facility. In addition, Lung Biotechnology PBC is our only subsidiary that guarantees our obligations under the 2016 Credit Agreement though, from time to time, one or more of our other subsidiaries may be required to guarantee such obligations.

  Secured Line of Credit

        In September 2013, we entered into a credit agreement (the 2013 Credit Agreement) with Wells Fargo Bank, National Association (Wells Fargo) providing us a $75.0 million revolving loan facility. In July 2015, we amended the credit agreement solely to extend its maturity to September 30, 2017. At our option, amounts borrowed under the 2013 Credit Agreement bore interest at either the one-month LIBOR rate plus a 0.50 percent margin, or a fluctuating base rate excluding any margin. In addition, we were subject to a monthly commitment fee of 0.06 percent per annum on the average daily unused balance of the facility. Amounts borrowed under the 2013 Credit Agreement were secured by certain of our marketable investments. As of December 31, 2015, we had no outstanding balance on the facility. In January 2016, we terminated and repaid in full all obligations under the 2013 Credit Agreement when we entered into the 2016 Credit Agreement.

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

        Conversion can occur: (1) any time after June 15, 2016; (2) during any calendar quarter that follows a calendar quarter in which the price of our common stock exceeds 130 percent of the conversion price for at least 20 days during the 30 consecutive trading-day period ending on the last trading day of the quarter; (3) during the ten consecutive trading-day period following any five consecutive trading-day period in which the trading price of the Convertible Notes is less than 95 percent of the closing price of our common stock multiplied by the then-current number of shares underlying the Convertible Notes; (4) upon specified distributions to our shareholders; (5) in connection with certain corporate transactions; or (6) in the event that our common stock ceases to be listed on the NASDAQ Global Select Market, the NASDAQ Global Market or the New York Stock Exchange, or any of their respective successors. The closing price of our common stock exceeded 130 percent of the conversion price of the Convertible Notes for more than 20 trading days during the 30 consecutive trading day period ended December 31, 2015. Consequently, the Convertible Notes are

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

8. Debt (Continued)

convertible at the election of their holders. As the Convertible Notes have a maturity date of September 15, 2016, they are classified as a current liability on our consolidated balance sheet at December 31, 2015.

        At December 31, 2015, the aggregate conversion value of the Convertible Notes exceeded their par value by $12.8 million using a conversion price of $156.61, the closing price of our common stock on December 31, 2015.

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

        During the year ended December 31, 2015, we settled conversion requests representing $133.2 million in principal value of our Convertible Notes. We paid $133.2 million in principal and issued 2.0 million shares of our common stock during the settlement process. We received 2.0 million shares of our common stock under our convertible note hedge (discussed below under Convertible Note Hedge and Warrant Transactions) from Deutsche Bank AG London (DB London) which we placed into our treasury stock account. We recognized a $3.7 million extinguishment loss with the settlement of these conversions. As of December 31, 2015, 117,000 shares of our common stock could be issued upon future conversions of our outstanding Convertible Notes.

        The terms of the Convertible Notes provide for settlement wholly or partially in cash. Consequently, we are required to account for their liability and equity components separately so that the subsequent recognition of interest expense reflects our non-convertible borrowing rate. Accordingly, as of the date of issuance, we estimated the fair value of the Convertible Notes without consideration of the conversion option (Liability Component). The excess of the proceeds received over the estimated fair value of the Liability Component totaling $57.9 million has been recorded as the conversion option (Equity Component) and a corresponding offset has been recognized as a discount to the Convertible Notes to reduce their net carrying value. A portion of the Equity Component equal to the unamortized discount as of December 31, 2015 has been reclassified to temporary equity because one of the contingent conversion criteria had been met at December 31, 2015, as disclosed above. Refer to Note 10—Temporary Equity. We are amortizing the discount over the five-year period ending September 15, 2016 (the expected life of the Liability Component) using the effective interest method and an effective rate of interest of 6.7 percent, which corresponded to our estimated non-convertible borrowing rate at the date of issuance.

        Interest expense incurred in connection with our convertible notes consisted of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Contractual coupon rate of interest	$404	$2,151	$2,500
Discount amortization	3,020	11,057	11,178

Interest expense—convertible notes	$3,424	$13,208	$13,678

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

8. Debt (Continued)

        The carrying value of our convertible notes consisted of the following (in thousands):

	As of December 31,
	2015	2014
Principal balance	$5,600	$138,750
Discount, net of accumulated amortization of $1,085 and $19,819	(213)	(12,336)

Carrying amount	$5,387	$126,414

  Convertible Note Hedge and Warrant Transactions

        In connection with the issuance of our Convertible Notes, we entered into separate convertible note hedge and warrant transactions with DB London to reduce the potentially dilutive impact of the conversion of our convertible notes. Pursuant to the convertible note hedge, we purchased call options to acquire up to approximately 5.2 million shares of our common stock with a strike price of $47.69. The call options become exercisable upon any conversions and the maturity of the Convertible Notes, and will terminate upon the maturity of the Convertible Notes or the first day the Convertible Notes are no longer outstanding, whichever occurs first. The call options will offset on a share for share basis, any shares of our common stock that we issue upon any conversion or at the maturity of our Convertible Notes. As of December 31, 2015, approximately 117,000 shares of our common stock remained under the call options after the settlement of $133.2 million of conversion requests during the year ended December 31, 2015. We also sold DB London warrants to acquire up to approximately 5.2 million shares of our common stock with a strike price of $67.56. The warrants will expire incrementally on a series of expiration dates subsequent to the maturity date of our Convertible Notes. Both the convertible note hedge and warrant transactions will be settled on a net-share basis. To the extent that the price of our common stock exceeds the strike price of the warrants on any or all of the series of related incremental expiration dates, we will be required to issue shares of our common stock to DB London.

  Mortgage Financing—Wells Fargo Bank

        In December 2010, we entered into a Credit Agreement with Wells Fargo and Bank of America, N.A., pursuant to which we obtained a $70.0 million mortgage loan (the 2010 Credit Agreement). The 2010 Credit Agreement matured in December 2014 and we repaid the outstanding $66.5 million principal balance in full.

  Interest Expense

        Details of interest expense presented on our consolidated statements of operations are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Interest expense	$4,735	$17,592	$18,117
Less: interest capitalized	—	—	(59)

Total interest expense	$4,735	$17,592	$18,058

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

9. Commitments and Contingencies

  Operating Leases

        We lease facilities and equipment under operating lease arrangements that have terms expiring at various dates through 2020. Certain lease arrangements include renewal options and escalation clauses. In addition, various lease agreements to which we are party require that we comply with certain customary covenants throughout the term of these leases. If we are unable to comply with these covenants and cannot reach a satisfactory resolution in the event of noncompliance, these agreements could terminate.

        Future minimum lease payments under non-cancelable operating leases as of December 31, 2015 are as follows (in thousands):

Year Ending December 31,
2016	$3,716
2017	3,447
2018	2,636
2019	498
2020	237
Thereafter	—

Total	$10,534

        Total rent expense was $3.8 million, $3.6 million and $3.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

        Future milestone payments based on our estimates of the timing and probability of achieving milestones specified under these arrangements are as follows (in thousands):

Year Ending December 31,	(1)
2016	$6,136
2017	4,640
2018	3,705
2019	9,711
2020	1,759
Thereafter	7,070

Total	$33,021

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

        Components comprising the carrying value of temporary equity include the following (in thousands):

	As of December 31, 2015	As of December 31, 2014
Reclassification of Equity Component(1)	$213	$12,336
Common stock subject to repurchase(2)	10,882	10,882

Total	$11,095	$23,218

(1)
Represents the reclassification of the Equity Component equal to the unamortized debt discount of our Convertible Notes as of December 31, 2015 and 2014, respectively, from additional paid-in capital to temporary equity. Our Convertible Notes were convertible at the election of their holders as noted above in Note 8—Debt—Convertible Notes Due 2016.

(2)
In connection with our license agreement with Toray Industries Inc. (Toray), we issued 200,000 shares of our common stock (which have since split into 400,000 shares) to Toray in 2007, and provided Toray the right to require us to repurchase the shares at a price of $27.21 per share.

11. Stockholders' Equity

  Equity Incentive Plans

        As of December 31, 2015, we have two shareholder-approved equity incentive plans: the United Therapeutics Corporation Amended and Restated Equity Incentive Plan (the 1999 Plan) and the United Therapeutics Corporation 2015 Stock Incentive Plan (the 2015 Plan). Although the terms of the 1999 Plan and the 2015 Plan contemplate a variety of awards, to date all awards granted under these plans have been in the form of stock options. The 2015 Plan was approved by our shareholders in June 2015 and provides for the issuance of up to 6,150,000 shares of our common stock pursuant to awards granted under the 2015 Plan. During the year ended December 31, 2015, we granted zero stock options under the 1999 plan and 172,250 stock options under the 2015 Plan. During the year ended December 31, 2014, we granted 723,869 stock options under the 1999 Plan. No further awards will be granted under the 1999 Plan.

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

        The following weighted-average assumptions were used in estimating the fair value of stock options granted to employees:

	Year Ended December 31,
	2015	2014
Expected volatility	33.1%	32.6%
Risk-free interest rate	2.0%	1.7%
Expected term of options (in years)	5.8	5.0
Expected forfeiture rate	1.5%	0.0%
Expected dividend yield	0.0%	0.0%

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

11. Stockholders' Equity (Continued)

        A summary of the status and activity of employee stock options is presented below:

	Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in 000s)
Outstanding at January 1, 2015	4,054,771	$76.83
Granted	172,250	173.25
Exercised	(984,583)	39.90
Forfeited	—	—

Outstanding at December 31, 2015	3,242,438	$93.17	6.6	$208,643

Exercisable at December 31, 2015	3,070,188	$88.68	6.4	$208,559

Expected to vest at December 31, 2015	169,737	$173.53	9.5	$73

        The weighted average fair value of an employee stock option granted during each of the years in the three-year period ended December 31, 2015, was $60.70, $40.70 and $36.10, respectively. The total fair value of employee stock options that vested for each of the years in the three-year period ended December 31, 2015 was $0.0 million, $29.5 million and $36.1 million, respectively.

        Total share-based compensation expense relating to employee stock options is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Research and development	$3	$—	$—
Selling, general and administrative	4,894	29,460	36,097
Related income tax benefit	(1,847)	(10,429)	(13,566)

Share-based compensation expense, net of taxes	$3,050	$19,031	$22,531

        As of December 31, 2015, the unrecognized compensation cost was $5.4 million. As of December 31, 2014, all employee stock options were fully vested; consequently, there were no amounts of unrecognized compensation cost remaining.

        Employee and non-employee stock option exercise data is summarized below (dollars in thousands):

	Year Ended December 31,
	2015	2014	2013
Number of options exercised	985,583	1,462,369	876,115
Cash received from options exercised	$39,311	$50,168	$26,619
Total intrinsic value of options exercised	$120,319	$108,425	$37,530
Tax benefits realized from options exercised	$37,426	$30,845	$9,299

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

        The components of basic and diluted earnings per share comprised the following (in thousands, except per share amounts):

	Year Ended December 31,
	2015	2014	2013
Numerator:
Net income	$651,639	$340,074	$174,560

Denominator:
Weighted average outstanding shares—basic	46,000	48,176	50,076
Effect of dilutive securities(1):
Convertible notes	915	2,630	1,736
Warrants	3,009	1,910	276
Stock options and employee stock purchase plan	1,297	1,439	1,143

Weighted average shares—diluted	51,221	54,155	53,231

Earnings per common share:
Basic	$14.17	$7.06	$3.49

Diluted	$12.72	$6.28	$3.28

Stock options and warrants excluded from calculation(2)	3,800	9,273	11,210

(1)
Calculated using the treasury stock method.

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

  Share Repurchases

        In June 2014, our Board of Directors authorized the repurchase of up to $500.0 million of our common stock. This program became effective on August 1, 2014, and remained open for one year. During the years ended December 31, 2015, and 2014, we repurchased 2,368,645 and 887,114 shares of our common stock, respectively, at an aggregate cost of $394.5 million and $105.5 million, respectively, under this repurchase program. We completed this repurchase program during the quarter ended September 30, 2015.

        In October 2015, our Board of Directors authorized a new program for the repurchase of up to $500.0 million of our common stock in open or privately negotiated transactions, at our discretion. This program is effective from January 1, 2016 through December 31, 2016. During the month ended January 31, 2016, we repurchased approximately 280,000 shares of our common stock at an aggregate cost of $37.8 million.

  Shareholder Rights Plan

        In June 2008, we entered into an Amended and Restated Rights Agreement with The Bank of New York as Rights Agent (the Plan), which amended and restated our original Rights Agreement dated December 17, 2000. The Plan, as amended and restated, extended the expiration date of the Preferred Share Purchase Rights (Rights) from December 29, 2010 to June 26, 2018, and increased the purchase price of each Right from $64.75 to $400.00, respectively. Each Right entitles holders to purchase one one-thousandth of a share of our Series A Junior Participating Preferred Stock. Rights are exercisable only upon our acquisition by another company, or commencement of a tender offer that would result in ownership of 15 percent or more of the outstanding shares of our voting stock by a person or group (as defined under the Plan) without our prior express written consent. As of December 31, 2015, we have not issued any shares of our Series A Preferred Stock.

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

12. Accumulated Other Comprehensive Loss

        The following table includes changes in accumulated other comprehensive (loss) income by component, net of tax (in thousands):

	Defined Benefit Pension Plan(1)	Foreign Currency Translation Losses	Unrealized Gains and (Losses) on Available-for- Sale Securities	Total
Balance, January 1, 2015	$(6,957)	$(9,858)	$81	$(16,734)
Other comprehensive income (loss) before reclassifications	826	(5,296)	(74)	(4,544)
Amounts reclassified from accumulated other comprehensive gain	877	—	—	877

Net current-period other comprehensive income (loss)	1,703	(5,296)	(74)	(3,667)

Balance, December 31, 2015	$(5,254)	$(15,154)	$7	$(20,401)

(1)
Refer to Note 14—Employee Benefit Plans—Supplemental Executive Retirement Plan, which identifies the captions within our consolidated statement of operations where reclassification adjustments were recognized and their associated tax impact.

13. Income Taxes

        Components of income tax expense (benefit) consist of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$320,726	$137,993	$120,030
State	33,978	19,051	20,099
Foreign	806	1,252	2,164

Total current	355,510	158,296	142,293
Deferred
Federal	(2,846)	(2,945)	(37,713)
State	7,279	463	(9,059)
Foreign	194	(225)	(1,055)

Total deferred	4,627	(2,707)	(47,827)

Other non-current
Federal	29,678	27,115	7,797
State	2,990	2,383	1,907
Foreign	(7)	19	173

Total other	32,661	29,517	9,877

Total income tax expense	$392,798	$185,106	$104,343

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

13. Income Taxes (Continued)

        Presented below is a reconciliation of income taxes computed at the statutory federal tax rate to income tax expense as reported (in thousands):

	Year Ended December 31,
	2015	2014	2013
Federal tax provision computed at 35%	$365,476	$183,813	$97,616
State tax provision, net of federal tax provision	28,760	12,865	8,320
General business credits	(6,904)	(12,195)	(13,346)
Incentive stock option expense	—	(181)	(304)
Section 199 deduction	(21,774)	(11,735)	(10,861)
Nondeductible compensation expense	29,280	13,000	22,813
Nondeductible expenses	(2,040)	(461)	105

Total income tax expense	$392,798	$185,106	$104,343

        Components of the net deferred tax asset are as follows (in thousands):

	As of December 31,
	2015	2014
Deferred tax assets:
General business credits	$—	$2,186
Impairment losses on investments	294	291
License fees capitalized for tax purposes	53,439	61,770
Nonqualified stock options	37,424	42,697
SERP	17,141	17,478
STAP awards	95,152	86,414
Other	27,074	29,086

Total deferred tax assets	230,524	239,922
Deferred tax liabilities:
Plant and equipment principally due to differences in depreciation	(26,461)	(30,758)
Other	(7,995)	(7,854)

Net deferred tax asset before valuation allowance	196,068	201,310
Valuation allowance	(3,392)	(2,981)

Net deferred tax assets	$192,676	$198,329

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

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

13. Income Taxes (Continued)

        A reconciliation of the beginning and ending balances of unrecognized tax benefits for the years indicated is as follows (in thousands):

Unrecognized tax benefits at January 1, 2013	$1,511
Gross increases—tax positions in prior period	1,325

Unrecognized tax benefits at December 31, 2013	$2,836

Unrecognized tax benefits at January 1, 2014	$2,836
Gross increases—tax positions in prior period	28
Gross decreases—tax positions in prior period	(1,419)

Unrecognized tax benefits at December 31, 2014	$1,445

Unrecognized tax benefits at January 1, 2015	$1,445
Lapse of statute of limitations	(945)

Unrecognized tax benefits at December 31, 2015	$500

        Included in unrecognized tax benefits at December 31, 2015, 2014 and 2013, is $342,000, $1.0 million, and $2.4 million, respectively, of tax benefits that, if recognized, would impact the effective tax rate. As of December 31, 2015 and 2014, we accrued zero and $28,000, respectively, in interest expense relating to uncertain state tax positions.

        We are subject to federal and state taxation in the United States and various foreign jurisdictions. Currently, our 2014, 2013, 2012 and 2011 tax years are subject to examination by the IRS and by state taxing authorities. We are unaware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

14. Employee Benefit Plans

  Supplemental Executive Retirement Plan

        We maintain the United Therapeutics Corporation Supplemental Executive Retirement Plan (SERP) to provide retirement benefits to certain senior members of our management team.

        Participants who retire at age 60 or older are eligible to receive either monthly payments or a lump sum payment based on an average of their total gross base salary over the last 36 months of active employment, subject to certain adjustments. Related benefit payments commence on the first day of the sixth month after retirement. Participants who elect to receive monthly payments will continue payments through the remainder of their life. Alternatively, participants who elect to receive a lump sum distribution will receive a payment equal to the present value of the estimated monthly payments that would have been received upon retirement. As of December 31, 2015 and 2014, all SERP participants had elected to receive a lump sum distribution. Participants who terminate employment for any reason other than death, disability, or change in control prior to age 60 will not be entitled to receive any benefits under the SERP.

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

        A reconciliation of the beginning and ending balances of the projected benefit obligation is presented below (in thousands):

	Year Ended December 31,
	2015	2014
Projected benefit obligation at the beginning of the year	$57,955	$51,034
Service cost	3,518	5,517
Interest cost	1,836	2,367
Plan amendments	—	3,862
Benefits paid	(7,117)	—
Actuarial gain	(1,379)	(4,825)

Projected benefit obligation at the end of the year	$54,813	$57,955

Fair value of plan assets at the end of the year	—	—

Unfunded at end of the year(1)	$54,813	$57,955

(1)
At December 31, 2015, the aggregate balance of the SERP liability was $54.8 million, of which $14.7 million, representing the benefit obligation due for participants who are currently eligible to retire, has been classified as current liabilities under the caption "Other current liabilities" on our consolidated balance sheets.

        The accumulated benefit obligation, a measure that does not consider future increases in participants' salaries, was $42.3 million and $43.5 million at December 31, 2015 and 2014, respectively.

        Future estimated benefit payments, based on current assumptions, including election of lump-sum distributions and expected future service, are as follows (in thousands):

Year Ended December 31,
2016	$14,651
2017	—
2018	—
2019	4,580
2020	—
2021 - 2025	51,836

Total	$71,067

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

14. Employee Benefit Plans (Continued)

        The following weighted-average assumptions were used to measure the SERP obligation:

	Year Ended December 31,
	2015	2014
Discount Rate	3.82%	3.64%

Salary Increases	4.00%	5.00%

        The components of net periodic pension cost recognized on our consolidated statement of operations consist of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Service cost	$3,518	$5,517	$5,406
Interest cost	1,836	2,367	1,584
Amortization of prior service cost	1,234	1,234	827
Amortization of net actuarial loss	160	210	794

Total	$6,748	$9,328	$8,611

        Reclassification adjustments related to the SERP from accumulated other comprehensive loss to the statement of operations by line item and the tax impact of these reclassifications is presented below (in thousands):

Components Reclassified from Accumulated Other Comprehensive Loss(1)	As of December 31, 2015	As of December 31, 2014
Prior service cost:
Research and development	$408	$408
Selling, general and administrative	826	826

Total	1,234	1,234
Amortization of net actuarial loss:
Research and development	—	69
Selling, general and administrative	160	141

Total	160	210
Total prior service cost and amortization of net actuarial loss	1,394	1,444
Tax benefit	(517)	(540)

Total, net of tax	$877	$904

(1)
Refer to Note 12—Accumulated Other Comprehensive Loss.

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

14. Employee Benefit Plans (Continued)

        Amounts relating to the SERP that have been recognized in other comprehensive gain (loss) are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net unrecognized actuarial gain	$1,539	$5,035	$3,956
Net unrecognized prior service cost (benefit)	1,234	(2,627)	827

Total	2,773	2,408	4,783
Tax benefit	(1,070)	(920)	(1,688)

Total, net of tax	$1,703	$1,488	$3,095

        The table below presents amounts relating to the SERP included in accumulated other comprehensive loss that have not yet been recognized as a component of net periodic pension cost on our consolidated statements of operations (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net unrecognized actuarial loss	$1,228	$2,767	$7,803
Net unrecognized prior service cost	7,093	8,326	5,698

Total	8,321	11,093	13,501
Tax benefit	(3,067)	(4,150)	(5,074)

Total, net of tax	$5,254	$6,943	$8,427

        Estimated amounts included in accumulated other comprehensive loss as of December 31, 2015 that are expected to be recognized as components of net periodic pension expense on our statement of operations for the year ended December 31, 2016 comprise the following (in thousands):

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

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

15. Assignment and License Agreements

  GlaxoSmithKline plc

        In 1997, GlaxoSmithKline plc (Glaxo) assigned to us patents and patent applications covering treprostinil for the treatment of PAH and congestive heart failure. Under the agreement, Glaxo was entitled to receive royalties on sales exceeding a specified threshold for a minimum period of ten years (or until expiration of the licensed patents) following the date of the first commercial sale of any initial product containing treprostinil. Pursuant to these terms, our royalty obligation ended in October 2014.

  Supernus Pharmaceuticals, Inc.

        In June 2006, we entered into an exclusive license agreement with Supernus Pharmaceuticals, Inc. (Supernus) for the use of certain technologies developed by Supernus in our Orenitram tablet. Under this agreement, we paid Supernus certain amounts upon the achievement of specified milestones based on the development and commercial launch of Orenitram for PAH, and we would be obligated to make additional milestone payments if we develop Orenitram for a second indication. Additionally, we will pay a single digit royalty under this agreement, based on net product sales of Orenitram. Royalties will be paid for approximately twelve years commencing with the first commercial sale, subject to adjustments. The royalties commenced in the second quarter of 2014 with the first sale of Orenitram.

  Eli Lilly and Company

        In November 2008, we acquired from Lilly exclusive rights to develop, market, promote and commercialize Adcirca for the treatment of pulmonary hypertension in the United States. In exchange for these license rights, we agreed to pay Lilly, among other fees, royalties of five percent of our net product sales of Adcirca as a pass through of Lilly's third-party royalty obligations for as long as Lilly is required to make such royalty payments. Pursuant to the terms of our license arrangement, Lilly manufactures Adcirca for us and distributes Adcirca via its wholesaler network in the same manner that it distributes its own pharmaceutical products. We purchase Adcirca from Lilly at a fixed manufacturing cost, which is adjusted by Lilly from time to time. The terms of this licensing arrangement will continue generally until the later of: (1) the expiration or lapse of the last to expire claim within a Lilly patent covering commercialization of Adcirca; or (2) the expiration of any government conferred exclusivity rights to Adcirca. In addition, at Lilly's discretion the license agreement may be terminated in the event that we undergo a change in control.

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

  Toray Industries, Inc.

        In 2000, we entered into an agreement with Toray to obtain exclusive rights to develop and market beraprost, a chemically stable oral prostacyclin analogue, in a sustained release formulation in the United States and Canada for the treatment of all cardiovascular indications. In 2007, we amended the agreement to expand our rights to commercialize modified release formulations of beraprost, which

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

15. Assignment and License Agreements (Continued)

include esuberaprost. As part of the 2007 amendment, we issued 200,000 shares of our common stock (which have since split into 400,000 shares) to Toray with certain put rights. These put rights provide Toray the ability to request at its discretion that we repurchase these shares at a price of $27.21 per share upon 30 days' prior written notice. Accordingly, we classified the value of the shares within temporary equity on our consolidated balance sheets. In the event that Toray requests that we repurchase these shares, we will reclassify the repurchase value of the stock as a liability until settlement. The 2007 amendment also provided for certain milestone payments during the development period and upon receipt of regulatory approval in the United States or the European Union.

        In July 2011, we amended our license agreement with Toray. The amendment did not materially change the terms of our license agreement, except for a reduction in royalty rates in exchange for a total of $50.0 million in equal, non-refundable payments to Toray over the five-year period ending in 2015. As of December 31, 2015, we have fulfilled this obligation to Toray.

  Pluristem License Agreement

        In June 2011, we entered into a license agreement with Pluristem Ltd. (Pluristem) for exclusive worldwide rights to develop and commercialize a cell-based product for the treatment of PAH using Pluristem's proprietary PLX cell technology. The agreement provided for additional milestone payments to Pluristem at various stages, as well as royalties on commercial sales. In December 2015, we terminated our licensing agreement with Pluristem and our development of the PLX program.

  Medtronic Inc.

        In 2009, we entered into an agreement with Medtronic, Inc. (Medtronic) providing us exclusive rights in the United States, the United Kingdom, Canada, France, Germany, Italy and Japan to develop Medtronic's proprietary intravascular infusion catheter to be used with its SynchroMed® II implantable infusion pump and related infusion system components (together referred to as the Remodulin Implantable System) in order to deliver Remodulin for the treatment of PAH. If this development program is successful, our agreement provides that, upon commercialization, we will purchase infusion pumps and supplies from Medtronic and will also pay a royalty to Medtronic based on net product sales of Remodulin for use in the Remodulin Implantable System within the exclusive territories, subject to certain adjustments specified in the agreement. The Remodulin Implantable System will be exclusive to Remodulin so long as we purchase a minimum percentage of our annual requirement for implantable pump systems from Medtronic. We will be solely responsible for all marketing and promotion of the Remodulin Implantable System for the delivery of Remodulin for the treatment of PAH in the exclusive territories.

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

16. Distribution Agreements

  U.S.-Based Specialty Distributors

        We are party to separate distribution agreements for Remodulin, Tyvaso and Orenitram with two U.S.-based specialty pharmaceutical distributors. The distribution agreements are similar to one another, and generally have one-year terms that renew automatically for additional one-year periods, unless terminated earlier. The agreements contain contractual responsibilities relating to ordering specifications, inventory requirements and exchange rights. We also have agreements with these distributors to perform certain services for us on a fee-for-service basis. If any of our distribution agreements expire or terminate, we may be required under certain circumstances to repurchase any unsold inventory held by our distributors. In the second quarter of 2015, we entered into an exclusive distribution agreement with ASD Specialty Healthcare, Inc. (ASD), an affiliate of AmerisourceBergen Corporation, to distribute Unituxin in the United States. Under this Agreement, we sell Unituxin to ASD at a transfer price that we establish, and we pay ASD fees for services provided in connection with the distribution and support of Unituxin.

  International Distributors

        We currently sell Remodulin and Tyvaso internationally through various distributors. The financial terms and conditions relating to these distributor arrangements are structured in a manner substantially similar to those of our U.S. distribution agreements described above.

17. Segment Information

        We currently operate as one operating segment. However, our chief operating decision makers regularly review net product sales, cost of product sales and gross profit data as a primary measure of performance for each of our five commercial products. We commenced sales of Orenitram and Unituxin during the second quarter of 2014 and third quarter of 2015, respectively.

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

17. Segment Information (Continued)

        Net product sales, cost of product sales and gross profit for each of our commercial products were as follows (in thousands):

Year Ended December 31, 2015	Remodulin	Tyvaso	Adcirca	Orenitram	Unituxin	Total
Net product sales	$572,795	$470,069	$278,829	$118,434	$20,443	$1,460,570
Cost of product sales	12,373	23,925	16,504	12,569	3,665	69,036

Gross profit	$560,422	$446,144	$262,325	$105,865	$16,778	$1,391,534

Year Ended December 31, 2014
Net product sales	$553,728	$463,067	$221,471	$41,267	$—	$1,279,533
Cost of product sales	47,327	57,442	13,495	7,619	—	125,883

Gross profit	$506,401	$405,625	$207,976	$33,648	$—	$1,153,650

Year Ended December 31, 2013
Net product sales	$491,179	$438,793	$176,972	$—	$—	$1,106,944
Cost of product sales	59,314	60,831	10,982	—	—	131,127

Gross profit	$431,865	$377,962	$165,990	$—	$—	$975,817

        Geographic revenues are determined based on the country in which our customers (distributors) are located. Total revenues from external customers by geographic area are as follows (in thousands):

Year Ended December 31,	2015	2014	2013
United States	$1,353,002	$1,180,759	$1,032,435
Rest-of-World(1)	112,759	107,760	84,549

Total(2)	$1,465,761	$1,288,519	$1,116,984

(1)
Primarily Europe.

(2)
Total includes other revenue of $5.2 million, $9.0 million and $10.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

        For the years ended December 31, 2015, 2014 and 2013, net product sales to Accredo Health Group, Inc. comprised 55 percent, 58 percent and 57 percent, respectively of total revenues.

        Long-lived assets (property, plant and equipment) located by geographic area are as follows (in thousands):

Year Ended December 31,	2015	2014
United States	$481,219	$462,377
Rest-of-World(1)	14,555	16,044

Total	$495,774	$478,421

(1)
Facilities principally located in the United Kingdom.

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

18. Quarterly Financial Information (Unaudited)

        Summarized quarterly financial information for each of the years ended December 31, 2015 and 2014 are as follows (in thousands, except per share amounts):

	Quarter Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Total revenues	$404,875	$386,221	$347,161	$327,504
Cost of product sales	25,309	6,891	16,058	20,778
Gross profit	379,566	379,330	331,103	306,726
Net income (loss)(1)(2)	104,644	464,425	99,211	(16,641)
Net income (loss) per share—basic	$2.29	$10.20	$2.15	$(0.36)
Net income (loss) per share—diluted	$2.10	$9.24	$1.91	$(0.36)

	Quarter Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Total revenues	$346,363	$329,950	$322,802	$289,403
Cost of product sales	15,770	40,804	38,709	30,600
Gross profit	330,593	289,147	284,093	258,803
Net income (loss)(3)	115,935	(25,237)	111,852	137,524
Net income (loss) per share—basic	$2.44	$(0.53)	$2.35	$2.73
Net income (loss) per share—diluted	$2.17	$(0.53)	$2.10	$2.43

(1)
Operating results for the quarter ended December 31, 2015, September 30, 2015, June 30, 2015 and March 31, 2015 include $71.6 million, $(75.7) million, $27.5 million and $145.7 million net of tax expense (benefit) to operating expenses for STAP related share-based compensation expense, respectively.

(2)
Operating results for the quarter ended September 30, 2015, include a gain on sale of the PPRV we received from the FDA in connection with the approval of Unituxin, for $350.0 million in cash. The proceeds from the sale of the PPRV were recognized as a gain on the sale of an intangible asset, as the PPRV did not have a carrying value on our consolidated balance sheet at the time of sale.

(3)
Operating results for the quarter ended December 31, 2014, September 30, 2014, June 30, 2014, and March 31, 2014 include $19.9 million, $122.1 million, $(1.4) million and $(39.6) million net of tax expense (benefit) to operating expenses for STAP related share-based compensation expense, respectively.

19. Litigation

  Sandoz Inc.

        In February 2012, we received a Paragraph IV certification notice letter (the Original Notice Letter) from Sandoz Inc. (Sandoz) advising that Sandoz had submitted an abbreviated new drug application (ANDA) to the FDA requesting approval to market a generic version of the 10 mg/mL strength of Remodulin. In December 2012, we received notice (the Second Notice Letter) that Sandoz

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

19. Litigation (Continued)

had amended its previously filed ANDA to request additional approval to market generic versions of the 1 mg/mL, 2.5 mg/mL, and 5 mg/mL strengths of Remodulin. In the Original Notice Letter and the Second Notice Letter, Sandoz stated that it intends to market a generic version of Remodulin before the expiration of the following patents relating to Remodulin: U.S. Patent No. 5,153,222, which expired in October 2014; U.S. Patent No. 6,765,117, which expires in October 2017; and U.S. Patent No. 7,999,007, which expires in March 2029. Each of these patents is listed in the FDA's Orange Book, which contains a listing of patents covering a drug or biologic or its method of use, and which have been submitted to the FDA by the filer of a New Drug Application. We responded to the Original Notice Letter by filing a lawsuit in March 2012 against Sandoz in the U.S. District Court for the District of New Jersey alleging patent infringement (the First Action). We responded to the Second Notice Letter by filing an additional lawsuit in January 2013 for patent infringement in the U.S. District Court for the District of New Jersey (the Second Action). Sandoz filed counterclaims in each action alleging that the patents at issue in the litigation are invalid or will not be infringed by the commercial manufacture, use or sale of the proposed product described in Sandoz's ANDA submission. Shortly before trial, Sandoz withdrew its request to market a generic version of Remodulin before the expiration of U.S. Patent No. 5,153,222, but maintained its request to market a generic version of Remodulin before the expiration of the other two patents. The trial for both lawsuits, limited to U.S. Patent Nos. 6,765,117 and 7,999,007, occurred in May and June 2014 and we received the Court's decision in August 2014. In that decision, with respect to U.S. Patent No. 6,765,117 the Court both ruled that the patent is valid and enforceable against Sandoz, and enjoined Sandoz from marketing its generic product until the expiration of that patent in October 2017. With respect to U.S. Patent No. 7,999,007, the Court ruled that the patent is valid, but that it would not be infringed by Sandoz's generic product.

        Sandoz appealed the ruling that U.S. Patent No. 6,765,117 is valid and would be infringed, and that U.S. Patent No. 7,999,007 is valid. We filed a cross-appeal challenging the Court's ruling that U.S. Patent No. 7,999,007 would not be infringed by Sandoz's generic version of Remodulin.

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

        On September 29, 2015, we entered into a Settlement Agreement with Sandoz to settle all ongoing litigation between the parties (all three lawsuits described above, including pending appeals) concerning Remodulin patents. Under the settlement agreement, we granted Sandoz a non-exclusive license to manufacture and commercialize in the United States the generic version of Remodulin described in Sandoz's ANDA filing beginning on June 26, 2018, although Sandoz may be permitted to enter the market earlier under certain circumstances. The settlement agreement does not grant Sandoz a license to manufacture a generic version of any other product, such as Tyvaso or Orenitram, nor does it grant any rights with respect to any technology associated with the Remodulin Implantable System we are developing in conjunction with Medtronic Inc., or the pre-filled semi-disposable pump system we are developing with DEKA Research & Development Corp. The settlement agreement does not grant Sandoz any rights other than those required to launch Sandoz's generic version of Remodulin.

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

19. Litigation (Continued)

        In accordance with the terms of the settlement agreement, the parties have submitted the settlement agreement to the U.S. Federal Trade Commission and the U.S. Department of Justice for review. The parties have terminated the appeal relating to the First Action and the Second Action. The parties' claims in the Third Action have been dismissed with prejudice. Following a motion by the parties, the U.S. District Court vacated the portions of the ruling in the First Action and Second Action regarding whether Sandoz's ANDA product infringed U.S. Patent Nos. 6,765,117 and 7,999,007. The vacatur did not affect the portions of the Court's decisions that these patents are valid.

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

        On January 15, 2016, we entered into a Settlement Agreement with Teva to settle the parties' ongoing litigation concerning Remodulin patents. Under the settlement agreement, we granted Teva a non-exclusive license beginning on December 23, 2018 to manufacture and commercialize in the United States the generic version of Remodulin described in Teva's ANDA filing, although Teva may be permitted to enter the market earlier under certain circumstances. The settlement agreement does not grant Teva a license to manufacture a generic version of any other product, such as Tyvaso or Orenitram, nor does it grant any rights with respect to any technology associated with the Remodulin Implantable System we are developing in conjunction with Medtronic Inc., or the pre-filled semi-disposable pump system we are developing with DEKA Research & Development Corp. The settlement agreement does not grant Teva any rights other than those required to launch Teva's generic version of Remodulin. In accordance with the terms of the settlement agreement, the parties have submitted the settlement agreement to the U.S. Federal Trade Commission and the U.S. Department of Justice for review. The parties have also terminated the outstanding lawsuit.

  Watson Laboratories, Inc.

        In June 2015, we received a Paragraph IV certification notice letter from Watson Laboratories, Inc. (Watson) indicating that Watson has submitted an ANDA to the FDA to market a generic version of Tyvaso. In its notice letter, Watson states that it intends to market a generic version of Tyvaso before the expiration of U.S. Patent Nos. 6,521,212 and 6,756,033, each of which expires in November 2018; and U.S. Patent No. 8,497,393, which expires in December 2028. Watson's notice letter states that the ANDA contains a Paragraph IV certification alleging that these patents are not valid, not enforceable, and/or will not be infringed by the commercial manufacture, use or sale of the proposed product

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

19. Litigation (Continued)

described in Watson's ANDA submission. We responded to the Watson notice letter by filing a lawsuit on July 22, 2015 against Watson in the U.S. District Court for the District of New Jersey alleging infringement of U.S. Patent Nos. 6,521,212, 6,756,033, and 8,497,393. Under the Hatch-Waxman Act, the FDA is automatically precluded from approving Watson's ANDA for up to 30 months from receipt of Watson's notice letter or until the issuance of a U.S. District Court decision that is adverse to us, whichever occurs first. On September 1, 2015, Watson filed (1) a motion to dismiss some, but not all, counts of the complaint, and (2) its answer to the complaint as well as certain counterclaims against us. The Court granted Watson's motion to dismiss certain counts of our complaint. On September 25, 2015, we filed our answer to Watson's counterclaims. The parties are currently engaged in discovery, and trial is currently scheduled to take place in September 2017.

        We intend to vigorously enforce our intellectual property rights relating to Tyvaso.

  SteadyMed Ltd.

        On October 1, 2015, SteadyMed Ltd. (SteadyMed) filed a petition with the Patent Trial and Appeal Board (PTAB) of the U.S. Patent and Trademark Office for inter partes review (the IPR Petition) of U.S. Patent No. 8,497,393 (the '393 Patent), which is owned by United Therapeutics. In its IPR Petition, SteadyMed seeks to invalidate '393 Patent, which expires in December 2028 and covers a method of making treprostinil, which is the active pharmaceutical ingredient in our Remodulin, Tyvaso and Orenitram products. The '393 Patent was also the subject of the recently-settled Sandoz and Teva litigation, and remains the subject of our pending litigation with Watson, described above. We filed a response to the IPR Petition in January 2016 and intend to vigorously defend the '393 Patent. SteadyMed has announced that it is developing a product called Trevyent™, which is a single-use, pre-filled pump it plans to seek FDA approval for delivery of a two-day supply of treprostinil subcutaneously using its PatchPump® technology. We expect the PTAB to decide whether to institute the review of the '393 patent requested by SteadyMed by mid-April 2016.

United Therapeutics Corporation
Schedule II—Valuation and Qualifying Accounts
Years Ended December 31, 2015, 2014, and 2013
(In thousands)

	Valuation Allowance on Deferred Tax Assets
	Balance at Beginning of Year	Additions Charged to Expense	Deductions	Balance at End of Year
Year Ended December 31, 2015	$2,981	$411	$—	$3,392
Year Ended December 31, 2014	$2,507	$474	$—	$2,981
Year Ended December 31, 2013	$5,665	$169	$(3,327)	$2,507

	Reserve for Inventory Obsolescence
	Balance at Beginning of Year	Additions Charged to Expense	Deductions	Balance at End of Year
Year Ended December 31, 2015	$10,537	$7,913	$(6,286)	$12,164
Year Ended December 31, 2014	$18,301	$3,431	$(11,195)	$10,537
Year Ended December 31, 2013	$16,679	$3,341	$(1,719)	$18,301

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

  Evaluation of Disclosure Controls and Procedures

        Our management, with participation of our Chairman and Co-Chief Executive Officer, President and Co-Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2015. Based on that evaluation, our Chairman and Co-Chief Executive Officer, President and Co-Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.

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

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, our management concluded that, as of December 31, 2015, our internal control over financial reporting was effective.

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

  Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.    OTHER INFORMATION

  Paragraph IV Notice Letter for Orenitram

        On February 18, 2016, we received a Paragraph IV Certification Notice Letter (the Notice Letter) from Actavis Laboratories FL, Inc. (Actavis) advising that Actavis has submitted an Abbreviated New Drug Application (ANDA) to the U.S. Food and Drug Administration (FDA) requesting approval to market a generic version of the 2.5 mg strength of Orenitram® (treprostinil) Extended-Release Tablets.

        In the Notice Letter, Actavis states that it intends to market a generic version of Orenitram before the expiration of U.S. Patent No. 7,417,070, which expires in July 2026; U.S. Patent No. 7,544,713, which expires in July 2024; U.S. Patent No. 8,252,839, which expires in May 2024; U.S. Patent No. 8,349,892, which expires in January 2031; U.S. Patent No. 8,410,169, which expires in February 2030; U.S. Patent No. 8,497,393, which expires in December 2028; U.S. Patent No. 9,050,311, which expires in May 2024; and U.S. Patent No. 8,747,897, which expires in October 2029. The Notice Letter states that the ANDA contains a Paragraph IV Certification alleging that these patents are not valid, not enforceable, and/or will not be infringed by the commercial manufacture, use or sale of the proposed product described in Actavis ANDA submission.

        We intend to vigorously enforce our intellectual property rights relating to Orenitram, including the patents mentioned above, which are listed in FDA's Approved Drug Products with Therapeutic Equivalence Evaluations list (the Orange Book).

        We are currently reviewing the Notice Letter, which was directed to eight of the nine Orange Book-listed patents for Orenitram. The only patent not included expires in October 2017. We have 45 days from receipt of the Notice Letter to commence a patent infringement lawsuit against Actavis to trigger a stay precluding FDA from approving Actavis's ANDA for up to 30 months or entry of judgment holding the patents invalid, unenforceable, or not infringed, whichever occurs first.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information as to the individuals serving on our board of directors is set forth below under the heading Board of Directors. Additional information required by Item 10 regarding nominees and directors appearing under Proposal No. 1: Election of Directors in our definitive proxy statement for our 2016 annual meeting of shareholders scheduled for June 28, 2016 (the 2016 Proxy Statement) is hereby incorporated herein by this reference. Information regarding our executive officers appears in Item 1 of this Annual Report on Form 10-K under the heading Executive Officers of the Registrant. Information regarding the Audit Committee and the Audit Committee's financial expert appearing under the heading Committees of our Board of Directors—Audit Committee in our 2016 Proxy Statement is hereby incorporated herein by this reference.

        Information appearing under the heading Section 16(a) Beneficial Ownership Reporting Compliance in our 2016 Proxy Statement is hereby incorporated herein by this reference.

        We have a written Code of Conduct and Business Ethics that applies to our co-principal executive officers, principal financial officer and our principal accounting officer and every other director, officer and employee of United Therapeutics. The Code of Conduct and Business Ethics is available on our Internet website at http://ir.unither.com/corporate-governance.cfm. A copy of the Code of Conduct and Business Ethics will be provided free of charge by making a written request and mailing it to our corporate headquarters offices to the attention of the Investor Relations Department. If any amendment to, or a waiver from, a provision of the Code of Conduct and Business Ethics that applies to the principal executive officer, principal financial officer and principal accounting officer is made, such information will be posted on our Internet website within four business days at www.unither.com.

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
Director of Engineering, Google Inc.
Judy D. Olian, Ph.D.
Dean, UCLA Anderson School of Management and John E. Anderson Chair in Management
Christopher Patusky, J.D., M.G.A.
Founding Principal, Patusky Associates, LLC
Martine Rothblatt, Ph.D., J.D., M.B.A.
Chairman and Co-Chief Executive Officer of United Therapeutics
Louis Sullivan, M.D.
Former Secretary, U.S. Department of Health and Human Services
Tommy Thompson, J.D.
Former Secretary, U.S. Department of Health and Human Services

ITEM 11.    EXECUTIVE COMPENSATION

        Information concerning executive compensation required by Item 11 will appear under the headings Director Compensation, Compensation Discussion and Analysis, Summary Compensation Table and Grants of Plan-Based Awards in 2015, Narratives to Summary Compensation Table and Grants of Plan-Based Awards Table, Summary of Terms of Plan-Based Awards, Supplemental Executive Retirement Plan, Rabbi Trust, Potential Payments Upon Termination or Change in Control, and Director Compensation in our 2016 Proxy Statement and is incorporated herein by reference.

        Information concerning the Compensation Committee required by Item 11 will appear under the heading Compensation Committee Report in our 2016 Proxy Statement and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information regarding beneficial ownership of our common stock required by Item 12 will appear under Beneficial Ownership of Common Stock in our 2016 Proxy Statement and is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table presents information as of December 31, 2015, regarding our securities authorized for issuance under equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plan approved by security holders	3,247,438	$93.09	15,233,766
Equity compensation plans not approved by security holders	—	0.00	N/A

Total	3,247,438	$93.09	15,233,766

        All outstanding stock options were issued under our two equity incentive plans approved by security holders in 1999 (the 1999 Plan) and 2015 (the 2015 Plan). Information regarding these plans is contained in Note 11—Stockholders' Equity to the consolidated financial statements included in this Annual Report on Form 10-K. Aside from stock options issued under the 1999 Plan and the 2015 Plan, we do not have any outstanding stock options, warrants or rights that are outstanding or available for issuance as described in Regulation S-K Item 201(d). No further awards will be issued under the 1999 Plan.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Information concerning related party transactions and director independence required by Item 13 will appear under the headings Other Matters—Certain Relationships and Related Party Transactions, Board of Directors, Committees, Corporate Governance—Director Independence and Committees of our Board of Directors in our 2016 Proxy Statement and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Information required by Item 14 concerning the principal accounting fees paid by the Registrant and the Audit Committee's pre-approval policies and procedures, will appear under the heading Report of the Audit Committee and Information on our Independent Auditors in our 2016 Proxy Statement and is incorporated herein by reference.

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

UNITED THERAPEUTICS CORPORATION
	By:	/s/ MARTINE A. ROTHBLATT Martine A. Rothblatt, Ph.D.
February 25, 2016		Chairman and Co-Chief Executive Officer
	By:	/s/ ROGER A. JEFFS Roger A. Jeffs, Ph.D.
February 25, 2016		President and Co-Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ MARTINE A. ROTHBLATT Martine A. Rothblatt	Chairman and Co-Chief Executive Officer (Co-Principal Executive Officer)	February 25, 2016
/s/ ROGER A. JEFFS Roger A. Jeffs	President, Co-Chief Executive Officer and Director (Co-Principal Executive Officer)	February 25, 2016
/s/ JAMES C. EDGEMOND James C. Edgemond	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 25, 2016
/s/ CHRISTOPHER CAUSEY Christopher Causey	Director	February 25, 2016
/s/ RAYMOND DWEK Raymond Dwek	Director	February 25, 2016
/s/ RICHARD GILTNER Richard Giltner	Director	February 25, 2016

Signatures	Title	Date

/s/ KATHERINE KLEIN Katherine Klein	Director	February 25, 2016
/s/ RAYMOND KURZWEIL Raymond Kurzweil	Director	February 25, 2016
/s/ JUDY D. OLIAN Judy D. Olian	Director	February 25, 2016
/s/ CHRISTOPHER PATUSKY Christopher Patusky	Director	February 25, 2016
/s/ LOUIS W. SULLIVAN Louis W. Sullivan	Director	February 25, 2016
/s/ TOMMY THOMPSON Tommy Thompson	Director	February 25, 2016

EXHIBIT INDEX

Exhibit No.		Description
3.1		Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant's Registration Statement on Form S-1 (Registration No. 333-76409).

3.2		Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K, filed on June 28, 2010.

3.3		Fourth Amended and Restated By-laws of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed on June 26, 2015.

3.4		Form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Registrant, incorporated by reference to Exhibit A to Exhibit 4 to the Registrant's Current Report on Form 8-K, filed December 18, 2000.

4.1		Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2		First Amended and Restated Rights Agreement, incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on July 3, 2008.

4.3		Indenture, dated as of October 17, 2011, between the Registrant and The Bank of New York Mellon Trust Company, N.A., as trustee (including form of 1.0% Convertible Senior Note due September 15, 2016), incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed October 17, 2011.

4.4		Form of 1.0% Convertible Senior Note due September 15, 2016, incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed October 17, 2011.

10.1	**	United Therapeutics Corporation Amended and Restated Equity Incentive Plan, as amended effective as of September 24, 2004, incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.2	**	Amended and Restated Executive Employment Agreement dated as of January 1, 2009, between the Registrant and Martine A. Rothblatt, incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

10.3	**	Employment Agreement dated as of June 16, 2001 between the Registrant and Paul A. Mahon, incorporated by reference to Exhibit 10.4 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

10.4	**	Employment Agreement dated November 29, 2000 between the Registrant and Roger Jeffs, incorporated by reference to Exhibit 10.9 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

10.5		Form of Indemnification Agreement between the Registrant and each of its Directors and Executive Officers, incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

10.6	**	Amendment dated December 11, 2002 to Employment Agreement between the Registrant and Roger Jeffs, incorporated by reference to Exhibit 10.40 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Exhibit No.		Description
10.7	**	Amendment dated December 11, 2002 to Employment Agreement between the Registrant and Paul Mahon, incorporated by reference to Exhibit 10.43 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.8	**	Amendment dated December 29, 2004 to Employment Agreement between Roger Jeffs and the Registrant dated November 29, 2000, as previously amended, incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed on December 29, 2004.

10.9	**	Amendment dated December 29, 2004 to Employment Agreement between Paul A. Mahon and the Registrant dated June 16, 2001, as previously amended, incorporated by reference to Exhibit 10.4 of the Registrant's Current Report on Form 8-K filed on December 29, 2004.

10.10	**	Form of terms and conditions for awards granted to Employees by the Registrant under the Amended and Restated Equity Incentive Plan, incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on December 17, 2004.

10.11	**	Form of Terms and Conditions for Awards granted to Non-Employees by the Registrant under the Amended and Restated Equity Incentive Plan, incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed on December 17, 2004.

10.12	**	United Therapeutics Corporation Supplemental Executive Retirement Plan, effective as of July 1, 2006, incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on May 4, 2006.

10.13	**	Employment Agreement, dated as of August 2, 2006, between John Ferrari and the Registrant, incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on August 4, 2006.

10.14	**	Amendment, dated as of July 31, 2006, to amended Employment Agreement, dated November 29, 2000, between Roger Jeffs and the Registrant, incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed on August 4, 2006.

10.15	**	Amendment, dated as of July 31, 2006, to amended Employment Agreement, dated June 16, 2001, between Paul A. Mahon and the Registrant, incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K filed on August 4, 2006.

10.16	**	Amendment, dated as of December 28, 2006, to Employment Agreement, dated August 2, 2006, between John Ferrari and the Registrant, incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on December 29, 2006.

10.17		United Therapeutics Corporation Supplemental Executive Retirement Plan Rabbi Trust Document entered into on December 28, 2007, by and between the Registrant and Wilmington Trust Company, as trustee, incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on December 28, 2007.

10.18	**	United Therapeutics Corporation Share Tracking Awards Plan, incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

10.19	**	First Amendment to the United Therapeutics Corporation Share Tracking Awards Plan, incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on September 18, 2009.

Exhibit No.		Description
10.20	**	Second Amendment to the United Therapeutics Corporation Share Tracking Awards Plan, incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on February 6, 2012.

10.21	**	Form of terms and conditions for awards granted to non-employees by the Registrant under the United Therapeutics Corporation Share Tracking Awards Plan, incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

10.22	**	Form of terms and conditions for awards granted to employees by the Registrant prior to January 1, 2010, under the United Therapeutics Corporation Share Tracking Awards Plan, incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

10.23	**	Form of terms and conditions for awards granted to employees by the Registrant on or after January 1, 2010, under the United Therapeutics Corporation Share Tracking Awards Plan, incorporated by reference to Exhibit 10.48 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009.

10.24	**	Form of terms and conditions for awards granted to employees on or after March 15, 2011 under the United Therapeutics Corporation 2011 Share Tracking Awards Plan and the United Therapeutics Corporation 2008 Share Tracking Awards Plan, incorporated by reference to Exhibit 10.2 of Registrant's Registration Statement on Form S-8 (Registration No. 333-173858) filed on May 2, 2011.

10.25	**	Form of grant letter used by Registrant under the United Therapeutics Corporation Share Tracking Awards Plan, incorporated by reference to Exhibit 10.4 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

10.26	**	United Therapeutics Corporation 2011 Share Tracking Awards Plan, incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on March 18, 2011.

10.27	**	First Amendment to the United Therapeutics Corporation 2011 Share Tracking Awards Plan, incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed on February 6, 2012.

10.28	**	Second Amendment to the United Therapeutics Corporation 2011 Share Tracking Awards Plan, incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

10.29	**	Third Amendment to the United Therapeutics Corporation 2011 Share Tracking Awards Plan, incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on February 4, 2013.

10.30	**	Fourth Amendment to the United Therapeutics Corporation 2011 Share Tracking Awards Plan, incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on January 31, 2014.

10.31	**	Form of terms and conditions for awards granted to employees by the Registrant on or after March 15, 2011 under the United Therapeutics Corporation Share Tracking Awards Plan or the United Therapeutics Corporation 2011 Share Tracking Awards Plan, incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed on March 18, 2011.

Exhibit No.		Description
10.32	**	Form of terms and conditions for awards granted to non-employees by the Registrant on or after March 15, 2011 under the United Therapeutics Corporation Share Tracking Awards Plan or the United Therapeutics Corporation 2011 Share Tracking Awards Plan, incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K filed on March 18, 2011.

10.33	**	Form of grant letter used by Registrant under the United Therapeutics Corporation 2011 Share Tracking Awards Plan, incorporated by reference to Exhibit 10.4 of the Registrant's Current Report on Form 8-K filed on March 18, 2011.

10.34	**	United Therapeutics Corporation Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

10.35	*	License Agreement, dated as of November 14, 2008, by and between Eli Lilly and Company and the Registrant, incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed on December 24, 2008.

10.36	*	Manufacturing and Supply Agreement, dated as of November 14, 2008, by and between Eli Lilly and Company, Lilly del Caribe, Inc. and the Registrant incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K filed on December 24, 2008.

10.37	**	Form of Amendment to Employment Agreement between the Registrant and each of Roger Jeffs, Paul Mahon and John Ferrari, each dated as of January 1, 2009, incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

10.38	**	Form of Amendment to Employment Agreements between the Registrant and each of Roger Jeffs, Paul Mahon and John Ferrari, each dated as of February 22, 2010, incorporated by reference to Exhibit 10.46 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009.

10.39		Distribution Agreement relating to Tyvaso, dated as of August 17, 2009 between the Registrant and Accredo Health Group, Inc., incorporated by reference to Exhibit 10.47 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009.

10.40		First Amendment to Distribution Agreement relating to Tyvaso, dated as of September 1, 2011, between the Registrant and Accredo Health Group, Inc., incorporated by reference to Exhibit 10.44 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013.

10.41		Second Amendment to Distribution Agreement relating to Tyvaso, dated as of December 18, 2013, between the Registrant, Accredo Health Group, Inc., CuraScript, Inc. and Priority Healthcare Distribution, Inc., incorporated by reference to Exhibit 10.45 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013.

10.42		Stipulation of Settlement, dated October 25, 2010, among the parties to a derivative lawsuit against the directors and officers of the Registrant identified therein, incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

Exhibit No.		Description
10.43	***	Amended and Restated Distribution Agreement relating to Remodulin, dated as of February 21, 2011, between the Registrant and Accredo Health Group, Inc., incorporated by reference to Exhibit 10.38 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010.

10.44		First Amendment to Amended and Restated Distribution Agreement relating to Remodulin, dated as of December 18, 2013, between the Registrant, Accredo Health Group, Inc., CuraScript, Inc. and Priority Healthcare Distribution, Inc., incorporated by reference to Exhibit 10.49 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013.

10.45	*	Confirmation, dated October 11, 2011, of a note hedging transaction between the Registrant and Deutsche Bank AG, London Branch, incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

10.46	*	Confirmation, dated October 11, 2011, of a warrant transaction between the Registrant and Deutsche Bank AG, London Branch, incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

10.47		Credit Agreement dated as of September 26, 2013, by and among the Registrant, the lenders party thereto from time to time, Wells Fargo Bank, National Association, as the Administrative Agent, and a subsidiary of the Registrant, as guarantor, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed September 27, 2013.

10.48	**	Amendment to Amended and Restated Executive Employment Agreement between the Registrant and Martine Rothblatt, Ph.D., dated as of January 1, 2015, incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed December 17, 2014.

10.49	**	Employment Agreement, dated as of June 26, 2006, between the Company and David Zaccardelli, Pharm.D., together with three amendments thereto, dated January 26, 2007, September 23, 2009 and February 24, 2010, respectively, incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed December 17, 2014.

10.50	**	Change in Control Severance Agreement between the Company and David Zaccardelli, Pharm.D., dated as of February 14, 2012, incorporated by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K filed December 17, 2014.

10.51		Amendment No. 1 to Credit Agreement, dated as of July 24, 2014, by and among the Registrant, the lenders party thereto from time to time, Wells Fargo Bank, National Association, as the Administrative Agent, and a subsidiary of the Registrant, as guarantor, incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

10.52	**	United Therapeutics Corporation Section 162(m) Bonus Plan, incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed June 27, 2014.

10.53	*	Third Amendment to Distribution Agreement relating to Tyvaso, dated October 20, 2014, by and among the Registrant, Accredo Health Group, Inc., CuraScript, Inc., and Priority Healthcare Distribution, Inc, incorporated by reference to Exhibit 10.54 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014.

Exhibit No.		Description
10.54	**	Employment Agreement, dated as of March 13, 2015, between the Company and James Edgemond, incorporated by reference to Exhibit 10.55 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014.

10.55	**	Change in Control Severance Agreement between the Company and James Edgemond, dated as of November 12, 2014, incorporated by reference to Exhibit 10.56 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014.

10.56	**	United Therapeutics Corporation 2015 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on June 29, 2015.

10.57	**	Form of Grant Notice and Standard Terms and Conditions for Non-Qualified Stock Options Granted to Non-Employee Directors under the United Therapeutics Corporation 2015 Stock Incentive Plan, incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed on June 29, 2015.

10.58	**	Form of Grant Notice and Standard Terms and Conditions for Non-Qualified Stock Options Granted to Certain Executives under the United Therapeutics Corporation 2015 Stock Incentive Plan, incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K filed on June 29, 2015.

10.59	**	Form of Grant Notice and Standard Terms and Conditions for Non-Qualified Stock Options Granted to Employees under the United Therapeutics Corporation 2015 Stock Incentive Plan, incorporated by reference to Exhibit 10.4 of the Registrant's Current Report on Form 8-K filed on June 29, 2015.

10.60		Amendment No. 2 to Credit Agreement, dated as of July 24, 2015, by and among the Registrant, the lenders party thereto from time to time, Wells Fargo Bank, National Association, as the Administrative Agent, and a subsidiary of the Registrant, as guarantor, incorporated by reference to Exhibit 10.6 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

10.61	**	First Amendment to the United Therapeutics Corporation Amended and Restated Equity Incentive Plan, effective as of June 2, 2015, incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

10.62		Asset Purchase Agreement, dated as of August 18, 2015, by and between the Registrant and AbbVie Ireland Unlimited Company, incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed on August 19, 2015.

10.63	*	Settlement Agreement, dated September 29, 2015, between the Registrant and Sandoz Inc., incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.

10.64		Amendment No. 3 to Credit Agreement, dated as of October 12, 2015, by and among the Registrant, the lenders party thereto from time to time, Wells Fargo Bank, National Association, as the Administrative Agent, and a subsidiary of the Registrant, as guarantor, incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.

10.65		Credit Agreement, dated as of January 29, 2016, among the Registrant, certain of its subsidiaries party thereto, as guarantors, the lenders referred to therein, and Wells Fargo Bank, National Association, as administrative agent and as a swingline lender, , incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on February 1, 2016.

Exhibit No.	Description
21	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Co-Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Co-Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.3	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Co-Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Co-Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 25, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2015 and 2014, (ii) Consolidated Statements of Operations for each of three years in the period ended December 31, 2015, (iii) Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2015, (iv) Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 2015, (v) Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2015, and (vi) Notes to Consolidated Financial Statements.

*
Confidential treatment has been granted with respect to certain portions of this exhibit pursuant to Rule 406 of the Securities Act of 1933, as amended or Rule 24b-2 of the Securities Act of 1934, as amended. The omitted portions of this document have been filed with the Securities and Exchange Commission.

**
Designates management contracts and compensation plans.

***
The Company as has requested an extension of confidential treatment for certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Act of 1934, as amended. The omitted portions of this document have been filed with the Securities and Exchange Commission.

Note: Except as otherwise noted above, all exhibits incorporated by reference to the Registrant's previously filed reports with the Securities and Exchange Commission are filed under File No. 000-26301.