Form 10-Q
period 2016-03-31
UNITED THERAPEUTICS Corp
filed 2016-04-28
CIK 1082554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2016

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

The number of shares outstanding of the issuer’s common stock, par value $.01 per share, as of April 21, 2016 was 44,621,988.

PART I.  FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

UNITED THERAPEUTICS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$846.8	$831.8
Marketable investments	128.3	122.0
Accounts receivable, net of allowance of none for 2016 and 2015	194.8	192.8
Inventories, net	87.6	81.3
Other current assets	42.1	47.4
Total current assets	1,299.6	1,275.3
Marketable investments	10.7	38.0
Goodwill and other intangible assets, net	34.3	28.4
Property, plant, and equipment, net	495.2	495.8
Deferred tax assets, net	192.5	192.7
Other assets	159.8	154.2
Total assets	$2,192.1	$2,184.4

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$106.6	$103.4
Convertible notes	5.4	5.4
Share tracking awards plan	142.0	274.5
Other current liabilities	103.1	57.4
Total current liabilities	357.1	440.7
Other liabilities	112.2	144.0
Total liabilities	469.3	584.7
Commitments and contingencies
Temporary equity	11.0	11.1
Stockholders’ equity:
Preferred stock, par value $.01, 10,000,000 shares authorized, no shares issued	—	—
Series A junior participating preferred stock, par value $.01, 100,000 shares authorized, no shares issued	—	—
Common stock, par value $.01, 245,000,000 shares authorized, 69,090,625 and 68,987,919 shares issued, and 44,884,349 and 45,760,845 shares outstanding at March 31, 2016 and December 31, 2015, respectively	0.7	0.7
Additional paid-in capital	1,801.1	1,790.6
Accumulated other comprehensive loss	(19.8)	(20.4)
Treasury stock, 24,206,276 and 23,227,074 shares at March 31, 2016 and December 31, 2015, respectively	(2,025.5)	(1,902.1)
Retained earnings	1,955.3	1,719.8
Total stockholders’ equity	1,711.8	1,588.6
Total liabilities and stockholders’ equity	$2,192.1	$2,184.4

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Three Months Ended March 31,
	2016	2015
	(Unaudited)
Revenues:
Net product sales	$369.0	$325.9
Other	—	1.6
Total revenues	369.0	327.5
Operating expenses:
Cost of product sales	0.7	20.8
Research and development	(0.4)	110.2
Selling, general and administrative	5.0	211.3
Total operating expenses	5.3	342.3
Operating income (loss)	363.7	(14.8)
Other (expense) income:
Interest expense	(0.6)	(2.1)
Other, net	0.8	0.1
Total other income (expense), net	0.2	(2.0)
Income (loss) before income taxes	363.9	(16.8)
Income tax (expense) benefit	(128.4)	0.2
Net income (loss)	$235.5	$(16.6)
Net income (loss) per common share:
Basic	$5.19	$(0.36)
Diluted	$4.84	$(0.36)
Weighted average number of common shares outstanding:
Basic	45.4	46.7
Diluted	48.7	46.7

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Three Months Ended March 31,
	2016	2015
	(Unaudited)
Net income (loss)	$235.5	$(16.6)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	0.4	(3.1)
Defined benefit pension plan:
Actuarial loss arising during period, net of tax	—	(2.1)
Less: amortization of actuarial loss and prior service cost included in net periodic pension cost, net of tax	0.2	0.3
Total defined benefit pension plan, net	0.2	(1.8)
Other comprehensive income (loss), net of tax	0.6	(4.9)
Comprehensive income (loss)	$236.1	$(21.5)

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Three Months Ended March 31,
	2016	2015
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$235.5	$(16.6)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7.7	8.3
Share-based compensation (benefit) expense	(144.6)	234.5
Amortization of debt discount and debt issue costs	0.1	2.0
Amortization of discount or premium on investments	0.2	1.0
Other	(1.4)	(1.8)
Excess tax benefits from share-based compensation	(2.1)	(8.7)
Changes in operating assets and liabilities:
Accounts receivable	(2.0)	6.1
Inventories	(5.5)	(1.4)
Accounts payable and accrued expenses	0.5	4.7
Other assets and liabilities	37.4	(119.0)
Net cash provided by operating activities	125.8	109.1

Cash flows from investing activities:
Purchases of property, plant and equipment	(3.8)	(4.0)
Purchases of held-to-maturity investments	—	(24.3)
Maturities of held-to-maturity investments	21.0	96.7
Intangible assets acquired	(5.2)	—
Net cash provided by investing activities	12.0	68.4

Cash flows from financing activities:
Principal payments of debt	(0.1)	(14.0)
Payments of debt issuance costs	(6.8)	—
Payments to repurchase common stock	(123.2)	(152.3)
Proceeds from the exercise of stock options	2.6	10.1
Issuance of stock under employee stock purchase plan	2.2	1.9
Excess tax benefits from share-based compensation	2.1	8.7
Net cash used in financing activities	(123.2)	(145.6)

Effect of exchange rate changes on cash and cash equivalents	0.4	(3.1)
Net increase in cash and cash equivalents	15.0	28.8
Cash and cash equivalents, beginning of period	831.8	397.7
Cash and cash equivalents, end of period	$846.8	$426.5

Supplemental cash flow information:
Cash paid for interest	$0.1	$0.7
Cash paid for income taxes	$88.6	$16.2
Non-cash investing and financing activities:
Non-cash additions to property, plant and equipment	$3.3	$0.4
Issuance of common stock upon conversion of convertible notes	$0.1	$27.8

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(UNAUDITED)

1.     Organization and Business Description

United Therapeutics Corporation is a biotechnology company focused on the development and commercialization of innovative products to address the unmet medical needs of patients with chronic and life-threatening diseases.

We have approval from the U.S. Food and Drug Administration (FDA) to market the following therapies: Remodulin® (treprostinil) Injection (Remodulin), Tyvaso® (treprostinil) Inhalation Solution (Tyvaso), Adcirca® (tadalafil) Tablets (Adcirca), Orenitram® (treprostinil) Extended-Release Tablets (Orenitram) and Unituxin® (dinutuximab) Injection (Unituxin). We commenced commercial sales of Unituxin in the United States during the third quarter of 2015. Remodulin has also been approved in various countries outside the United States, and Unituxin was granted marketing authorization by the European Medicines Agency in August 2015. Tyvaso is also approved in Israel.

As used in these notes to the consolidated financial statements, unless the context otherwise requires, the terms “we”, “us”, “our”, and similar terms refer to United Therapeutics Corporation and its consolidated subsidiaries.

2.     Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all of the information required by U.S. generally accepted accounting principles (GAAP) for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on February 25, 2016.

In our management’s opinion, the accompanying consolidated financial statements contain all adjustments, including normal, recurring adjustments, necessary to fairly present our financial position as of March 31, 2016, statements of operations, comprehensive income (loss) and cash flows for the three-month periods ended March 31, 2016 and March 31, 2015. Interim results are not necessarily indicative of results for an entire year.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which requires equity investments to be measured at fair value through net income. Equity investments that are accounted for under the equity method are not impacted. ASU 2016-01 provides that equity investments without readily determinable fair values can be valued at cost minus impairment with a simplified impairment assessment using qualitative assessments. ASU 2016-01 requires separate presentation of the financial assets and liabilities by category and form. ASU 2016-01 should be applied prospectively and will be effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. Early adoption is not permitted except in limited circumstances. We are evaluating the effect of adoption on our financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASU 2016-02), which requires that organizations recognize lease assets and lease liabilities on the balance sheet. ASU 2016-02 also requires additional quantitative and qualitative disclosures that provide the amount, timing, and uncertainty of cash flows relating to lease arrangements. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018 using a modified retrospective approach. The modified retrospective approach requires retrospective application to the earliest period presented in the respective financial statements, provides certain practical expedients related to leases that commenced prior to the effective date and allows the use of hindsight when evaluating lease options. Early adoption is permitted. We are evaluating the effect of adoption on our financial statements.

3.     Investments

Marketable Investments

Marketable investments classified as held-to-maturity consist of the following (in millions):

As of March 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government-sponsored enterprises	$48.2	$—	$—	$48.2
Corporate notes and bonds	90.8	0.1	—	90.9
Total	$139.0	$0.1	$—	$139.1
Reported under the following captions on the consolidated balance sheet:
Current marketable investments	$128.3
Noncurrent marketable investments	10.7
	$139.0

As of December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government-sponsored enterprises	$53.3	$—	$(0.2)	$53.1
Corporate notes and bonds	106.7	—	—	106.7
Total	$160.0	$—	$(0.2)	$159.8
Reported under the following captions on the consolidated balance sheet:
Current marketable investments	$122.0
Noncurrent marketable investments	38.0
	$160.0

The following table summarizes gross unrealized losses and the length of time marketable investments have been in a continuous unrealized loss position (in millions):

	As of March 31, 2016		As of December 31, 2015
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Government-sponsored enterprises:
Continuous unrealized loss position less than one year	$13.5	$—	$48.1	$(0.2)
Continuous unrealized loss position greater than one year	—	—	—	—
	13.5	—	48.1	(0.2)
Corporate notes and bonds:
Continuous unrealized loss position less than one year	5.0	—	63.8	—
Continuous unrealized loss position greater than one year	—	—	—	—
	5.0	—	63.8	—
Total	$18.5	$—	$111.9	$(0.2)

We attribute gross unrealized losses pertaining to our held-to-maturity securities as of December 31, 2015 to the variability in related market interest rates. We do not intend to sell these securities, nor is it more likely than not that we will be required to sell them prior to the end of their contractual terms. Furthermore, we do not believe that these securities expose us to undue market risk or counterparty credit risk. As such, we do not consider these securities to be other than temporarily impaired.

The following table summarizes the contractual maturities of held-to-maturity marketable investments (in millions):

	March 31, 2016
	Amortized Cost	Fair Value
Due in less than one year	$128.3	$128.4
Due in one to two years	10.7	10.7
Due in three to five years	—	—
Due after five years	—	—
Total	$139.0	$139.1

Investments Held at Cost

As of March 31, 2016, we hold non-controlling equity investments of $137.2 million in privately-held corporations, including a $100.0 million investment in the preferred stock of Synthetic Genomics Inc., which we purchased in two separate $50.0 million transactions in May 2014 and September 2015. We account for these investments under the cost method since we do not have the ability to exercise significant influence over these companies and their fair values are not readily determinable. The fair value of these investments has not been estimated at March 31, 2016, as we have not identified any events or developments indicating that their carrying amounts may be impaired. We include these investments within other assets on our accompanying consolidated balance sheets.

4.     Fair Value Measurements

We account for certain assets and liabilities at fair value and rank these assets within a fair value hierarchy (Level 1, Level 2 or Level 3). Our other current assets and our current liabilities have fair values that approximate their carrying values. Assets and liabilities subject to fair value measurements are as follows (in millions):

	As of March 31, 2016
	Level 1	Level 2	Level 3	Balance
Assets
Money market funds(1)	$463.8	$—	$—	$463.8
Federally-sponsored and corporate debt securities(2)	—	139.1	—	139.1
Total assets	$463.8	$139.1	$—	$602.9
Liabilities
Convertible notes(3)	$15.8	$—	$—	$15.8
Contingent consideration(4)	—	—	10.3	10.3
Total liabilities	$15.8	$—	$10.3	$26.1

	As of December 31, 2015
	Level 1	Level 2	Level 3	Balance
Assets
Money market funds(1)	$496.4	$—	$—	$496.4
Federally-sponsored and corporate debt securities(2)	—	159.8	—	159.8
Total assets	$496.4	$159.8	$—	$656.2
Liabilities
Convertible notes(3)	$16.0	$—	$—	$16.0
Contingent consideration(4)	—	—	9.4	9.4
Total liabilities	$16.0	$—	$9.4	$25.4

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

(3)                     Included in convertible notes on the accompanying consolidated balance sheets. The fair value of our Convertible Notes is estimated using Level 1 observable inputs since our Convertible Notes are trading with sufficient frequency such that we believe related pricing can be used as the primary basis for measuring their fair value. As of March 31, 2016 and December 31, 2015, the fair value of the Convertible Notes was substantially higher than their book value. This was primarily due to the excess conversion value of the notes compared to the notes’ par value, and the fact that any such excess would be paid in shares of our common stock.

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

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value because of their short maturities. The fair values of our marketable investments and our Convertible Notes are reported above within the fair value hierarchy. Refer to Note 3—Investments—Marketable Investments and Note 8—Debt—Convertible Notes.

5.     Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market (current replacement cost) and consist of the following, net of reserves (in millions):

	March 31, 2016	December 31, 2015
Raw materials	$23.2	$23.1
Work-in-progress	26.3	22.5
Finished goods	38.1	35.7
Total inventories	$87.6	$81.3

6.     Goodwill and Other Intangible Assets

Goodwill and other intangible assets comprise the following (in millions):

	As of March 31, 2016			As of December 31, 2015
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill	$10.3	$—	$10.3	$10.3	$—	$10.3
Other intangible assets:
Technology, patents and trade names	6.5	(4.7)	1.8	6.5	(4.7)	1.8
In-process, research and development	21.5	—	21.5	15.5	—	15.5
Customer relationships and non-compete agreements	4.3	(3.6)	0.7	4.3	(3.5)	0.8
Contract-based	1.3	(1.3)	—	1.3	(1.3)	—
Total	$43.9	$(9.6)	$34.3	$37.9	$(9.5)	$28.4

7.     Share Tracking Awards Plans

We previously issued awards under the United Therapeutics Corporation Share Tracking Awards Plan, adopted in June 2008 (2008 STAP) and the United Therapeutics Corporation 2011 Share Tracking Awards Plan, adopted in March 2011 (2011 STAP). We refer to the 2008 STAP and the 2011 STAP collectively as the “STAP” and awards granted and/or outstanding under either of these plans as “STAP awards.” STAP awards convey the right to receive in cash an amount equal to the appreciation of our common stock, which is measured as the increase in the closing price of our common stock between the dates of grant and exercise. STAP awards expire on the tenth anniversary of the grant date, and in most cases they vest in equal increments on each anniversary of the grant date over a four-year period. The STAP liability includes vested awards and awards that are expected to vest. We recognize expense for awards that are expected to vest during the vesting period. We discontinued the issuance of STAP awards in June 2015, when our shareholders approved the United Therapeutics Corporation 2015 Stock Incentive Plan (the 2015 Plan), a broad-based stock incentive plan enabling us to grant stock options and other forms of equity compensation to our employees. See Note 9—Stockholders’ Equity to these consolidated financial statements for information on the 2015 Plan.

The aggregate STAP liability balance was $193.4 million and $354.7 million at March 31, 2016 and December 31, 2015, respectively, of which $51.4 million and $80.2 million, respectively, has been classified as non-current liabilities under the caption “Other liabilities” on our consolidated balance sheets based on their vesting terms.

Estimating the fair value of STAP awards requires the use of certain inputs that can materially impact the determination of fair value and the amount of compensation (benefit) expense we recognize. Inputs used in estimating fair value include the price of our common stock, the expected volatility of the price of our common stock, the risk-free interest rate, the expected term of STAP awards, the expected forfeiture rate and the expected dividend yield. The fair value of the STAP awards is measured each financial reporting period because the awards are settled in cash.

The table below includes the weighted-average assumptions used to measure the fair value of the outstanding STAP awards:

	March 31, 2016	March 31, 2015
Expected volatility	37.4%	34.2%
Risk-free interest rate	0.9%	1.1%
Expected term of awards (in years)	3.2	4.4
Expected forfeiture rate	8.5%	9.5%
Expected dividend yield	0.0%	0.0%

The closing price of our common stock was $111.43 and $172.44 on March 31, 2016 and March 31, 2015, respectively.

A summary of the activity and status of STAP awards is presented below:

	Number of Awards	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2016	6,845,163	$86.86
Granted	—	—
Exercised	(232,812)	61.77
Forfeited	(21,140)	113.88
Outstanding at March 31, 2016	6,591,211	$87.66	7.1	$233.2
Exercisable at March 31, 2016	3,171,360	$78.13	6.5	$129.1
Expected to vest as of March 31, 2016	3,121,150	$96.31	7.7	$95.3

The weighted average grant-date fair value of STAP awards granted during the three-month period ended March 31, 2015 was $58.43. No STAP awards were granted during the three-month period ended March 31, 2016.

Share-based compensation (benefit) expense recognized in connection with STAP awards is as follows (in millions):

	Three Months Ended March 31,
	2016	2015
Cost of product sales	(12.0)	9.6
Research and development	(37.4)	74.9
Selling, general and administrative	(98.5)	149.7
Share-based compensation (benefit) expense before taxes	$(147.9)	$234.2
Related income tax benefit (expense)	52.4	(89.2)
Share-based compensation (benefit) expense, net of taxes	$(95.5)	$145.0
Share-based compensation expense capitalized as part of inventory	$0.7	$2.3

Cash paid to settle STAP awards exercised during the three-month periods ended March 31, 2016 and March 31, 2015 was $13.8 million and $98.5 million, respectively.

8.     Debt

Unsecured Revolving Credit Facility

In January 2016, we entered into a Credit Agreement (the 2016 Credit Agreement) with Wells Fargo Bank, National Association (Wells Fargo), as administrative agent and a swingline lender, and various other lender parties, providing for an unsecured revolving credit facility of up to $1.0 billion (the Revolving Facility), which is available to refinance certain of our existing indebtedness and/or for working capital and other general corporate purposes. The Revolving Facility will mature in January 2021, subject to the lenders’ ability to extend the maturity date by one year if we request such an extension in accordance with the terms of the 2016 Credit Agreement.

At our option, amounts borrowed under the Revolving Facility will bear interest at either the LIBOR rate or a fluctuating base rate, in each case, plus an applicable margin determined on a quarterly basis based on our consolidated ratio of total indebtedness to EBITDA (as calculated in accordance with the 2016 Credit Agreement).

The 2016 Credit Agreement contains customary events of default and customary affirmative and negative covenants. As of March 31, 2016, we were in compliance with such covenants and we had not drawn any amounts on the Revolving Facility. Lung Biotechnology PBC is our only subsidiary that guarantees our obligations under the 2016 Credit Agreement though, from time to time, one or more of our other subsidiaries may be required to guarantee such obligations.

In connection with the 2016 Credit Agreement, we paid debt issuance costs of $6.8 million. These debt issuance costs are recorded in Other Assets and will be amortized to interest expense over the contractual term of the 2016 Credit Agreement.

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

At March 31, 2016, the aggregate conversion value of the Convertible Notes exceeded their par value by $7.4 million, using a conversion price of $111.43 (the closing price of our common stock on March 31, 2016).

During the three-month period ended March 31, 2016, we settled conversion requests representing $0.1 million in principal value of our Convertible Notes. We have received additional conversion requests representing $4.6 million in principal value of our Convertible Notes, which will settle in the second quarter of 2016.

We also sold to DB London warrants to acquire up to approximately 5.2 million shares of our common stock at a strike price of $67.56 per share. The warrants will expire incrementally on a series of expiration dates subsequent to the maturity date of our Convertible Notes beginning in December 2016 and ending in January 2017.

9.     Stockholders’ Equity

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

The components of basic and diluted earnings per common share comprised the following (in millions, except per share amounts):

	Three Months Ended March 31,
	2016	2015
Numerator:
Net income (loss)	$235.5	$(16.6)
Denominator:
Weighted average outstanding shares — basic	45.4	46.7
Effect of dilutive securities(1):
Convertible notes	0.1	—
Stock options and employee stock purchase plan	0.8	—
Warrants	2.4	—
Weighted average shares — diluted(2)	48.7	46.7
Earnings (loss) per common share:
Basic	$5.19	$(0.36)
Diluted	$4.84	$(0.36)

Stock options and warrants excluded from calculation(2)	4.1	5.6

(1)                     Calculated using the treasury stock method.

(2)                     Certain convertible notes, stock options and warrants have been excluded from the computation of diluted earnings per share because their impact would be anti-dilutive. Under our convertible note hedge agreement, we are entitled to receive shares required to be issued to investors upon conversion of our Convertible Notes. Since related shares used to compute dilutive earnings per share would be anti-dilutive, they have been excluded from the calculation above.

Equity Incentive Plans

As of March 31, 2016, we have two shareholder-approved equity incentive plans: the United Therapeutics Corporation Amended and Restated Equity Incentive Plan (the 1999 Plan) and the United Therapeutics Corporation 2015 Stock Incentive Plan (the 2015 Plan). The 2015 Plan was approved by our shareholders in June 2015 and provides for the issuance of up to 6,150,000 shares of our common stock pursuant to awards granted under the 2015 Plan. As a result of the approval of the 2015 Plan, no further awards will be granted under the 1999 Plan.

Although the terms of the 1999 Plan and the 2015 Plan contemplate a variety of awards, to date all awards granted under these plans have been in the form of stock options. We estimate the fair value of stock options using the Black-Scholes-Merton valuation model, which requires us to make certain assumptions that can materially impact the estimation of fair value and related compensation expense. These assumptions used to estimate fair value include the price of our common stock, the expected volatility of our common stock, the risk-free interest rate, the expected term of stock option awards and the expected dividend yield. We did not grant any stock options under the 1999 Plan during the three-month periods ended March 31, 2016 and March 31, 2015. During the three-months ended March 31, 2016, we granted 1.5 million stock options under the 2015 Plan. These stock options had a weighted average grant date fair value of $42.84 per option and an aggregate grant date fair value of $62.8 million. Share-based compensation expense is recorded ratably over the four-year vest period.

The table below includes the weighted-average assumptions used to measure the fair value of the stock options granted during the three-month period ended March 31, 2016:

Expected volatility	34.7%
Risk-free interest rate	1.6%
Expected term of awards (in years)	5.8
Expected forfeiture rate	5.5%
Expected dividend yield	0.0%

A summary of the activity and status of stock options under our equity incentive plans during the three-month period ended March 31, 2016 is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2016	3,247,438	$93.09
Granted	1,466,052	120.29
Exercised	(81,105)	31.90
Forfeited	(6,268)	120.26
Outstanding at March 31, 2016	4,626,117	$102.75	7.5	$78.5
Exercisable at March 31, 2016	2,994,083	$90.14	6.2	$78.5
Expected to vest as of March 31, 2016	1,550,613	$126.12	9.9	$—

Stock option exercise data is summarized below (dollars in millions):

	Three Months Ended March 31,
	2016	2015
Number of options exercised	81,105	251,835
Cash received	$2.6	$10.1

Total share-based compensation expense relating to stock options is as follows (in millions):

	Three Months Ended March 31,
	2016	2015
Cost of product sales	$0.1	$—
Research and development	0.1	—
Selling, general and administrative	2.9	—
Share-based compensation expense before taxes	3.1	—
Related income tax benefit	(1.1)	—
Share-based compensation expense, net of taxes	$2.0	$—

As of March 31, 2016, the unrecognized compensation cost was $61.5, which includes $2.2 million related to the annual grant of stock options to non-employee members of our Board of Directors made in June 2015. Share-based compensation expense related to stock option grants to non-employee directors is recorded ratably over their one-year vesting period. As of March 31, 2015, all employee stock options were fully vested; consequently, there were no amounts of unrecognized compensation cost remaining.

Share Repurchases

In October 2015, our Board of Directors authorized the repurchase of up to $500.0 million of our common stock in open or privately negotiated transactions, at our discretion. This repurchase program is effective from January 1, 2016 through December 31, 2016. During the three months ended March 31, 2016 we acquired approximately 1.0 million shares of our common stock at an aggregate cost of $123.2 million under this repurchase program.

10.  Accumulated Other Comprehensive Loss

The following table includes changes in accumulated other comprehensive loss by component, net of tax (in millions):

	Defined Benefit Pension Plan	Foreign Currency Translation Losses	Total
Balance, January 1, 2016	$(5.3)	$(15.1)	$(20.4)
Other comprehensive loss before reclassifications	0.2	0.4	0.6
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current-period other comprehensive loss	0.2	0.4	0.6
Balance, March 31, 2016	$(5.1)	$(14.7)	$(19.8)

11.  Income Taxes

Income tax expense for the three-month periods ended March 31, 2016 and March 31, 2015 is based on the estimated effective tax rate for the entire year. The estimated annual effective tax rate can be subject to adjustment in subsequent quarterly periods if components used in its estimation are updated or revised. The estimated annual effective tax rates as of March 31, 2016 and March 31, 2015 were approximately 35 percent and approximately 38 percent, respectively. Our 2016 estimated annual effective tax rate decreased compared to the 2015 estimated annual effective tax rate primarily due to a decrease in non-deductible share-based compensation expense as compared to the prior year, which was driven largely by a decrease in our stock price.

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

12.  Segment Information

We currently operate as one operating segment. However, our chief operating decision makers regularly review net product sales, cost of product sales and gross profit data as a primary measure of performance for each of our five commercial products.

Net product sales, cost of product sales and gross profit for each of our commercial products were as follows (in millions):

	Three Months Ended March 31,
	Remodulin	Tyvaso	Adcirca	Orenitram	Unituxin	Total
2016
Net product sales	$139.8	$102.2	$72.6	$40.2	$14.2	$369.0
Cost of product sales	(2.4)	0.8	4.3	(0.4)	(1.6)	0.7
Gross profit	$142.2	$101.4	$68.3	$40.6	$15.8	$368.3

2015
Net product sales(1)	$146.3	$113.4	$45.3	$20.9	$—	$325.9
Cost of product sales	6.0	7.9	2.8	3.7	0.4	20.8
Gross profit	$140.3	$105.5	$42.5	$17.2	$(0.4)	$305.1

(1)                     Unituxin was approved by the FDA in March 2015 and we commenced sales of Unituxin in the third quarter of 2015.

For the three-month periods ended March 31, 2016 and March 31, 2015, net product sales from our U.S.-based distributors represented 72 percent and 77 percent, respectively, of total revenues. Remaining revenues were derived primarily from net product sales of Adcirca and Unituxin and net product sales of Remodulin, Tyvaso, and Unituxin to our international distributors.

13.  Litigation

Teva Pharmaceuticals USA, Inc.

On July 21, 2014, we received a Paragraph IV certification notice letter from Teva Pharmaceuticals USA, Inc. (Teva) advising that Teva had submitted an abbreviated new drug application (ANDA) to the FDA requesting approval to market a generic version of Remodulin. In its notice letter, Teva stated that it intends to market a generic version of Remodulin before the expiration of certain of our patents relating to Tyvaso. Teva’s notice letter stated that the ANDA contains a Paragraph IV certification alleging that these patents are not valid, not enforceable and/or will not be infringed by the commercial manufacture, use or sale of the proposed product described in Teva’s ANDA submission. We responded to Teva’s notice letter by filing a lawsuit in September 2014 against Teva in the U.S. District Court for the District of New Jersey alleging patent infringement.

On January 15, 2016, we entered into a Settlement Agreement with Teva to settle the parties’ ongoing litigation concerning Remodulin patents. Under the settlement agreement, we granted Teva a non-exclusive license beginning on December 23, 2018 to manufacture and commercialize in the United States the generic version of Remodulin described in Teva’s ANDA filing, although Teva may be permitted to enter the market earlier under certain circumstances. The settlement agreement does not grant Teva a license to manufacture a generic version of any other product, such as Tyvaso or Orenitram, nor does it grant any rights with respect to any technology associated with the Remodulin Implantable System we are developing in conjunction with Medtronic Inc., or the pre-filled semi-disposable pump system we are developing with DEKA Research & Development Corp. The settlement agreement does not grant Teva any rights other than those required to launch Teva’s generic version of Remodulin. In accordance with the terms of the settlement agreement, the parties submitted the settlement agreement to the U.S. Federal Trade Commission and the U.S. Department of Justice for review. The parties have also terminated the outstanding lawsuit.

Watson Laboratories, Inc.

In June 2015, we received a Paragraph IV certification notice letter from Watson Laboratories, Inc. (Watson) indicating that Watson has submitted an ANDA to the FDA to market a generic version of Tyvaso. In its notice letter, Watson states that it intends to market a generic version of Tyvaso before the expiration of U.S. Patent Nos. 6,521,212 and 6,756,033, each of which expires in November 2018; and U.S. Patent No. 8,497,393, which expires in December 2028. Watson’s notice letter states that the ANDA contains a Paragraph IV certification alleging that these patents are not valid, not enforceable, and/or will not be infringed by the commercial manufacture, use or sale of the proposed product described in Watson’s ANDA submission. We responded to the Watson notice letter by filing a lawsuit on July 22, 2015 against Watson in the U.S. District Court for the District of New Jersey alleging infringement of each of the patents noted above. Under the Hatch-Waxman Act, the FDA is automatically precluded from approving Watson’s ANDA for up to 30 months from receipt of Watson’s notice letter or until the issuance of a U.S. District Court decision that is adverse to us with respect to all patents, whichever occurs first. On September 1, 2015, Watson filed (1) a motion to dismiss some, but not all, counts of the complaint; and (2) its answer to the complaint; and (3) certain counterclaims against us. The Court granted Watson’s motion to dismiss certain counts of our complaint. On September 25, 2015, we filed our answer to Watson’s counterclaims. The parties are currently engaged in discovery, and trial is scheduled to take place in September 2017.

We intend to vigorously enforce our intellectual property rights relating to Tyvaso.

Actavis Laboratories FL, Inc.

In February 2016, we received a Paragraph IV certification notice letter from Actavis Laboratories FL, Inc. (Actavis) indicating that Actavis has submitted an ANDA to the FDA to market a generic version of the 2.5 mg strength of Orenitram. In its notice letter, Actavis states that it intends to market a generic version of the 2.5 mg strength of Orenitram before the expiration of the following patents:

U.S. Patent No.	Expiration Date
8,252,839	May 2024
9,050,311	May 2024
7,544,713	July 2024
7,417,070	July 2026
8,497,393	December 2028
8,747,897	October 2029
8,410,169	February 2030
8,349,892	January 2031

Actavis’ notice letter states that the ANDA contains a Paragraph IV certification alleging that these patents are not valid, not enforceable, and/or will not be infringed by the commercial manufacture, use or sale of the proposed product described in Actavis’ ANDA submission. We responded to the Actavis notice letter by filing a lawsuit against Actavis on March 31, 2016 in the U.S. District Court for the District of New Jersey alleging infringement of each of the patents noted above and one additional patent, U.S. Patent No. 9,278,901, which expires in May 2024. Under the Hatch-Waxman Act, the FDA is automatically precluded from approving Actavis’ ANDA for up to 30 months from receipt of Actavis’ notice letter or until the issuance of a U.S. District Court decision that is adverse to us, whichever occurs first.

We intend to vigorously enforce our intellectual property rights relating to Orenitram.

SteadyMed Ltd.

On October 1, 2015, SteadyMed Ltd. (SteadyMed) filed a petition with the Patent Trial and Appeal Board (PTAB) of the U.S. Patent and Trademark Office for inter partes review (the IPR Petition) of U.S. Patent No. 8,497,393 (the ‘393 Patent), which is owned by United Therapeutics. In its IPR Petition, SteadyMed seeks to invalidate the claims of the ‘393 Patent, which expires in December 2028 and describes a method of making treprostinil, which is the active pharmaceutical ingredient in our Remodulin, Tyvaso and Orenitram products. We filed a response to the IPR Petition in January 2016. In April 2016, the PTAB instituted an inter partes review of the ‘393 Patent on the basis of SteadyMed’s IPR Petition. The PTAB has preliminarily agreed with SteadyMed’s arguments concerning invalidity, and has initially found that there is a reasonable likelihood that SteadyMed would prevail in challenging the ‘393 patent. The ‘393 Patent was also the subject of the recently-settled litigation with Sandoz, Inc. and Teva regarding their ANDAs relating to generic forms of Remodulin, and remains the subject of our pending litigation with Watson and Actavis, described above. We intend to vigorously defend the ‘393 Patent. SteadyMed has announced that it is developing a product called Trevyent®, which is a single-use, pre-filled pump for which it plans to seek FDA approval for delivery of a two-day supply of treprostinil subcutaneously using its PatchPump® technology.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015, and the consolidated financial statements and accompanying notes included in Part I, Item I of this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995, including the statements listed in the section below entitled Part II, Item 1A—Risk Factors. These statements are based on our beliefs and expectations about future outcomes, and are subject to risks and uncertainties that could cause our actual results to differ materially from anticipated results. Factors that could cause or contribute to such differences include those described in Part II, Item 1A—Risk Factors of this Quarterly Report on Form 10-Q; factors described in our Annual Report on Form 10-K for the year ended December 31, 2015, under the section entitled Part I, Item 1A—Risk Factors—Forward-Looking Statements; and factors described in other cautionary statements, cautionary language and risk factors set forth in other filings with the Securities and Exchange Commission (SEC). We undertake no obligation to publicly update these forward-looking statements, whether as a result of new information, future events or otherwise.

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

•                  Adcirca (tadalafil) Tablets (Adcirca). We acquired exclusive commercialization rights to Adcirca, an oral PDE-5 inhibitor therapy for PAH, in the United States from Eli Lilly and Company (Lilly). Adcirca is approved by the FDA to improve exercise ability in WHO Group 1 PAH patients.

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

We have entered into separate, non-exclusive distribution agreements with Accredo Health Group, Inc. (Accredo) and CVS Caremark (Caremark) to distribute Remodulin, Tyvaso and Orenitram in the United States. In the second quarter of 2015, we entered into an exclusive distribution agreement with ASD Specialty Healthcare, Inc. (ASD), an affiliate of AmerisourceBergen Corporation, to distribute Unituxin in the United States. We also sell Remodulin, Tyvaso, and Unituxin to distributors internationally. We sell Adcirca through Lilly’s pharmaceutical wholesaler network at a wholesale price determined by Lilly, which Lilly generally increases twice per year. Most recently, Lilly increased the price of Adcirca by 9.9 percent effective December 1, 2015.

We require our specialty pharmaceutical distributors to maintain reasonable levels of inventory reserves because the interruption of Remodulin, Tyvaso or Orenitram can be life threatening. Our specialty pharmaceutical distributors typically place monthly orders based on current utilization trends and contractual minimum inventory requirements. As a result, sales of Remodulin, Tyvaso and Orenitram can vary depending on the timing and magnitude of these orders and may not precisely reflect changes in patient demand.

We recognize revenues net of: (1) estimated rebates; (2) prompt pay discounts; (3) allowances for sales returns; and (4) distributor fees. We estimate our liability for rebates based on an analysis of historical levels of rebates to both Medicaid and commercial third-party payers after considering the impact of sales trends, changes in government and commercial rebate programs and any anticipated changes in our products’ pricing. In addition, we determine our obligation for prescription drug discounts required for Medicare Part D patients within the coverage gap based on estimates of the number of Medicare Part D patients and the period such patients will remain within the coverage gap. We provide prompt pay discounts to customers that pay amounts due within a specific time period and base related estimates on observed historical customer payment behavior. We derive estimates relating to our allowance for returns of Adcirca from actual return data accumulated since the drug’s launch in 2009. We also compare patient prescription data for Adcirca to product sales on a quarterly basis to ensure a reasonable relationship between prescription and sales trends. To date, we have not identified any unusual patterns in the volume of prescriptions relative to sales that would warrant reconsideration of our methodology for estimating Adcirca returns. Remodulin, Tyvaso and Orenitram are distributed in the United States under separate contracts with substantially similar terms, which include exchange rights in the event that product is damaged during shipment or expires. The allowance for exchanges for Remodulin, Tyvaso and Orenitram has been negligible and immaterial. Furthermore, we anticipate minimal exchange activity in the future for Remodulin, Tyvaso and Orenitram since we typically sell these products with a remaining shelf life in excess of one year and our distributors generally carry a thirty- to sixty-day supply of our products at any given time. As a result, we do not record reserves for exchanges for Remodulin, Tyvaso and Orenitram at the time of sale. Lastly, we pay our distributors for contractual services rendered and accrue for related fees based on contractual rates applied to the estimated units of service provided by distributors for a given financial reporting period.

Generic Competition

We have settled litigation with Sandoz, Inc. (Sandoz) and Teva Pharmaceuticals USA, Inc. (Teva) relating to abbreviated new drug applications (ANDAs) seeking FDA approval to market generic versions of Remodulin before the expiration of certain of our U.S. patents. Under the terms of our settlement agreements, Sandoz and Teva will be permitted to market their generic versions of Remodulin in the United States beginning in June 2018 and December 2018, respectively, although they may be permitted to enter the market earlier under certain circumstances.

We are engaged in litigation with Watson Laboratories, Inc. (Watson), contesting its ANDA to market a generic version of Tyvaso before the expiration of certain of our U.S. patents in November 2018 and December 2028.

We are also engaged in litigation with Actavis Laboratories FL, Inc. (Actavis), contesting its ANDA to market a generic version of the 2.5 mg strength of Orenitram before the expiration of certain of our U.S. patents expiring at various dates from 2024 through 2031.

Finally, SteadyMed Ltd. (SteadyMed) has filed a petition for inter partes review seeking to invalidate the claims of one of our patents that expires in December 2028 and relates to treprostinil (U.S. Patent No. 8,497,393, which we refer to as the ‘393 Patent), which is the active ingredient in Remodulin, Tyvaso and Orenitram. In April 2016, the Patent Trial and Appeal Board (PTAB) of the U.S. Patent and Trademark Office instituted an inter partes review of the ‘393 Patent on the basis of SteadyMed’s petition. The PTAB has preliminarily agreed with SteadyMed’s arguments concerning invalidity, and has initially found that there is a reasonable likelihood that SteadyMed would prevail in challenging the ‘393 patent. SteadyMed has announced that it is developing a product called Trevyent®, which is a single-use, pre-filled pump being developed to deliver a two-day supply of treprostinil subcutaneously using its PatchPump® technology. In January 2016, SteadyMed announced that Trevyent has been granted orphan drug designation by the FDA for the treatment of PAH. As a result, if Trevyent obtains FDA approval, SteadyMed could have seven years of exclusivity during which the FDA may be prevented from approving our pre-filled, semi-disposable Remodulin pump, except in limited circumstances such as a showing of clinical superiority. For further details, please see Note 13—Litigation, to our consolidated financial statements.

As a result of our settlements with Sandoz and Teva, we expect to see generic competition for Remodulin from these companies beginning in the United States in June 2018 and December 2018, respectively (or earlier under certain circumstances). This increased competition could reduce our net product sales and profits. In addition, while we intend to vigorously enforce our intellectual property rights relating to our products, there can be no assurance that we will prevail in defending our patent rights, or that additional challenges from other ANDA filers or other challengers will not surface with respect to our products. Our patents could be invalidated, found unenforceable or found not to cover one or more generic forms of Remodulin, Tyvaso or Orenitram. If any ANDA filer were to receive approval to sell a generic version of Remodulin, Tyvaso or Orenitram and/or prevail in any patent litigation, the affected product(s) would become subject to increased competition, which could reduce our sales.

Certain patents for Revatio®, a PDE-5 inhibitor marketed by Pfizer, Inc. for treatment of PAH, expired in 2012, leading several manufacturers to launch generic formulations of sildenafil citrate, the active ingredient in Revatio. Generic sildenafil’s lower price relative to Adcirca could lead to pressure from payers to use generic products within the same class of therapy initially, which could erode Adcirca’s market share and limit its potential sales. Although we believe Adcirca’s once-daily dosing regimen provides a significant advantage over generic sildenafil’s multiple dosing regimen, government payers and private insurance companies may favor the use of less expensive generic sildenafil over Adcirca. Thus far, we have not observed any measurable impact of generic sildenafil on sales of Adcirca; however, circumstances could change over time and our revenues could be adversely impacted. The U.S. patent for Adcirca for the treatment of pulmonary hypertension will expire in November 2017, following which we expect to see generic competition for Adcirca.

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

Our operating expenses include the following costs:

Cost of Product Sales

Our cost of product sales primarily include costs to produce and acquire products sold to customers, royalty payments under license agreements granting us rights to sell related products, direct and indirect distribution costs incurred in the sale of products, and inventory reserves for current and projected obsolescence. These costs generally include share-based compensation and salary-related expenses for direct manufacturing and indirect support personnel, quality review and release for commercial distribution, direct materials and supplies, depreciation and building and overhead expenses.

Research and Development

Our research and development expenses primarily include costs associated with the research and development of products and post-marketing research commitments. These costs generally include share-based compensation and salary-related expenses for research and development functions, professional fees for preclinical and clinical studies, costs associated with clinical manufacturing, facilities-related expenses, regulatory costs and pre-FDA approval payments to third-party contract manufacturers. Expenses also include costs for third-party arrangements, including upfront fees and milestone payments required under license arrangements for therapies under development.

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

Share-Based Compensation

We have granted awards under our share tracking awards plans (STAP) and stock options under our equity incentive plans. Our operating expenses and net income are often materially impacted by the recognition of share-based compensation (benefit) expense associated with STAP awards and stock option grants containing a market or performance condition, as the fair value of these awards varies with the changes in our stock price. The fair values of STAP awards and stock option grants are measured using inputs and assumptions under the Black-Scholes-Merton model that can materially impact the amount of share-based compensation expense (benefit) for a given period.

We account for STAP awards as liabilities because they are settled in cash. As such, we must re-measure the fair value of STAP awards at the end of each financial reporting period until the awards are no longer outstanding. Changes in our STAP-related liability resulting from such re-measurements are recorded as adjustments to share-based compensation (benefit) expense and can create substantial volatility within our operating expenses from financial reporting period to period. The following factors, among others, have a significant impact on the amount of share-based compensation (benefit) expense  recognized in connection with the STAP from period to period: (1) volatility in the price of our common stock (specifically, increases in the price of our common stock will generally result in an increase in our STAP liability and related compensation expense, while decreases in our stock price will generally result in a reduction in our STAP liability and related compensation expense); (2) changes in the number of outstanding awards; and (3) changes in the number of vested and unvested awards.

In June 2015, our shareholders approved the United Therapeutics Corporation 2015 Stock Incentive Plan (the 2015 Plan). Following the approval of the 2015 Plan, which authorizes the grant of up to 6,150,000 shares of our common stock, we ceased granting STAP awards and modified our equity compensation programs to grant stock options to employees who previously received STAP awards, and to grant stock options and restricted stock units to non-employee directors. No further awards will be granted under our STAP plan or our previous equity plan, the Amended and Restated Equity Incentive Plan (the 1999 Plan).

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

In order to launch the Remodulin Implantable System in the United States, Medtronic and we are pursuing parallel regulatory filings relating to the device and the drug, respectively. In December 2014, Medtronic submitted a premarket approval application (PMA) seeking FDA approval for the Remodulin Implantable System and labeling changes for the SynchroMed II pump. Medtronic is entirely responsible for responding to any FDA requests for additional information concerning the use of the Remodulin Implantable System with Remodulin. In March 2015, the FDA requested that Medtronic amend its PMA to reflect an amendment to the SynchroMed II PMA separately submitted by Medtronic’s neuromodulation business unit. Medtronic submitted an amendment to its PMA, which was accepted for review by FDA in January 2016. In March 2016, the FDA issued a response letter to Medtronic’s PMA, indicating that the PMA was not approvable and noted various measures that Medtronic should take to make the PMA approvable. Until the FDA receives a complete response to the not approvable letter, the PMA will remain on hold. When the FDA receives a complete response to a not approvable letter, the agency tries to complete its review within 180 days of receipt, but approval, within a specific timeframe or at all, is not assured. We are currently collaborating with Medtronic to assess the response letter and to take measures to address the agency’s concerns, which will be entirely Medtronic’s responsibility.

In January 2015, we submitted a supplemental NDA with new labeling requesting FDA approval to allow the use of Remodulin with the Remodulin Implantable System. The FDA issued a refuse-to-file letter in March 2015, which meant we would need to address FDA comments on our supplemental NDA and resubmit our filing. The FDA also indicated that our submission will be treated as a new NDA. We resubmitted our filing as a new NDA in December 2015. Our filing has been accepted by the FDA for review, and we expect a ten-month review period (ending in October 2016).

In April 2015, the FDA filed a consent decree requiring Medtronic to stop manufacturing, designing and distributing SynchroMed II implantable infusion pump systems, except in limited circumstances, citing violations of the quality system regulation for medical devices. The consent decree will remain in effect until the FDA has determined that Medtronic has met all the provisions listed in the consent decree. It is unclear how this consent decree will impact our program to develop and commercialize the Remodulin Implantable System.

Subcutaneous Remodulin Administered via Pre-Filled, Semi-Disposable Pump

In December 2014, we entered into an exclusive agreement with DEKA Research & Development Corp. (DEKA) to develop a pre-filled, semi-disposable pump system for subcutaneous delivery of Remodulin. Under the terms of the agreement, we will fund the development costs related to the semi-disposable pump system and will pay product fees and a single-digit royalty to DEKA based on commercial sales of the system and the Remodulin sold for use with the system. Currently, we are undertaking engineering, design and development work to optimize the DEKA pump to deliver Remodulin in pre-filled reservoirs, and intend to conduct human factor studies in healthy volunteers before submitting an application to the FDA to approve the pre-filled DEKA pump. We do not anticipate that the FDA will require us to conduct clinical trials in patients. Our goal is to obtain FDA approval for this delivery system by the end of 2018.

Tyvaso

We are developing further enhancements intended to make the Tyvaso Inhalation System easier to use. In addition, we are studying Tyvaso in combination with esuberaprost, as discussed below, and we are enrolling a phase II study of Tyvaso in patients with pulmonary hypertension associated with interstitial lung disease (including idiopathic pulmonary fibrosis).

Orenitram

In December 2013, the FDA approved Orenitram for the treatment of PAH in WHO Group 1 patients to improve exercise capacity. The primary study that supported efficacy of Orenitram was a 12-week monotherapy study (FREEDOM-M) in which PAH patients were not on any approved background PAH therapy.

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

We expect to seek approval of Orenitram in Europe upon completion of the FREEDOM-EV study. In 2005, the EMA announced that Orenitram had been designated an orphan medicinal product for the treatment of PAH. The FDA has declined our request for orphan designation for Orenitram for PAH.

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

We previously received orphan drug designation for Unituxin from both the FDA and the EMA. Orphan designation, coupled with FDA approval of our BLA, confers an exclusivity period through March 2022, during which the FDA may not approve any application to market the same drug for the same indication, except in limited circumstances such as a showing of clinical superiority. In lieu of a royalty payment to the National Cancer Institute (NCI), we have an ongoing obligation to provide the NCI with Unituxin for its studies free of charge.

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

Organ Transplantation

We are engaged in research and development into a variety of technologies designed to increase the supply of transplantable organs and tissues and improve outcomes for transplant recipients. These programs include preclinical research and development of alternative tissue sources through tissue and organ xenotransplantation, as well as regenerative medicine to create engineered organs and organ tissues. Our xenotransplantation efforts are supported in part by a multi-year research and development collaboration with Synthetic Genomics Inc. (SGI), under which SGI will develop engineered primary pig cells with modified genomes for use in our xenotransplantation program. This collaboration is focused primarily on lungs and kidneys. Under this agreement, each party assumes its own research and development costs and SGI may receive royalties and milestone payments from development and commercialization of organs.

In May 2014 and September 2015, we also completed two separate $50.0 million investments in the preferred stock of SGI for a total investment, as of March 31, 2016, of $100.0 million.

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

Future Prospects

The extent of our future success is dependent on, among other things, how well we achieve the following objectives: (1) in the near term, continued sales growth of our current commercial products (including, in particular, Orenitram) by increasing our market share and launching enhancements designed to improve patient care, such as new delivery systems for Remodulin; (2) in the medium term, augmenting our near-term product growth through: (a) the successful launch of Orenitram for use in combination with other oral therapies following positive FREEDOM-EV results, and (b) the launch of esuberaprost in combination with Tyvaso following positive results of the BEAT study; and (3) in the long term, supplementing our oral, inhaled and infused PAH therapy revenues by introducing transplantable tissues and organs that may prove effective in treating PAH and other end-stage diseases.

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

We will need to construct additional facilities to support the development and commercialization of our products and services. The design and construction of the additional facilities will need to comply with stringent regulatory requirements, some of which have not yet been developed or adopted by the relevant government agencies. The extent to which we fully develop any of these facilities will depend on the progress of our preclinical and clinical development in various earlier stage programs. We have budgeted for capital expenditures of approximately $200 million over the next three years, with the majority expected in 2017, in large part to fund facilities expansion.

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

Financial Position

Cash and cash equivalents and marketable investments (both current and long-term) at March 31, 2016 and December 31, 2015 were $985.8 million and $991.8 million, respectively. The decrease of $6.0 million resulted primarily from the use of $123.2 million to repurchase shares of our common stock and origination fees related to our new unsecured revolving credit facility of $6.8 million, partially offset by $125.8 million of cash generated from operations. Cash equivalents and marketable investments include long-term marketable investments of $10.7 million and $38.0 million at March 31, 2016 and December 31, 2015, respectively.

STAP liabilities classified as current liabilities at March 31, 2016 and December 31, 2015 were $142.0 million and $274.5 million, respectively. The decrease of $132.5 million corresponded to a 29 percent decrease in the price of our common stock during the three months ended March 31, 2016.

Other current liabilities at March 31, 2016 and December 31, 2015 were $103.1 million and $57.4 million, respectively. The increase of $45.7 million was primarily due to an increase of approximately $38 million in income taxes payable.

Other liabilities at March 31, 2016 and December 31, 2015 were $112.2 million and $144.0 million, respectively. The decrease of $31.8 million was primarily due to a decrease of $28.8 million in our STAP liability classified as non-current, which corresponded to a 29 percent decrease in the price of our common stock during the three months ended March 31, 2016. Share tracking awards plan liabilities classified as non-current liabilities at March 31, 2016 and December 31, 2015 were $51.4 million and $80.2 million, respectively.

Additional paid-in capital at March 31, 2016 and December 31, 2015 was $1,801.1 million and $1,790.6 million, respectively. The increase of $10.5 million primarily consisted of $4.7 million in proceeds from stock option exercises. Refer to Note 9—Stockholders’ Equity—Equity Incentive Plan to our consolidated financial statements.

Treasury stock at March 31, 2016 and December 31, 2015 was $2,025.5 million and $1,902.1 million, respectively. The increase of $123.4 million primarily consisted of $123.2 million in expenditures to repurchase approximately 1.0 million shares of our common stock. Refer to Note 9—Stockholders’ Equity—Share Repurchases to our consolidated financial statements.

Three Months Ended March 31, 2016 and March 31, 2015

Revenues

The following table presents the components of total revenues (dollars in millions):

	Three Months Ended March 31,		Percentage
	2016	2015	Change
Net product sales:
Remodulin	$139.8	$146.3	(4.4)%
Tyvaso	102.2	113.4	(9.9)%
Adcirca	72.6	45.3	60.3%
Orenitram	40.2	20.9	92.3%
Unituxin	14.2	—	N/A
Other	—	1.6	(100.0)%
Total revenues	$369.0	$327.5	12.7%

Revenues for the three months ended March 31, 2016 increased by $41.5 million, compared to the same period in 2015. The growth in revenues primarily resulted from the following increases: (1) a $27.3 million increase in Adcirca net product sales due to an increase in the number of Adcirca bottles sold and to a lesser extent, price increases, which were determined by Lilly; (2) a $19.3 million increase in Orenitram net product sales due to an increase in the number of patients being treated with Orenitram and the increase in the patients’ average dose; and (3) $14.2 million in net product sales of Unituxin, which we launched in the third quarter of 2015. These increases were partially offset by: (1) an $11.2 million decrease in Tyvaso net product sales; and (2) a $6.5 million decrease in Remodulin net product sales.

Our revenues may vary depending on the timing and magnitude of sales of Remodulin, Tyvaso, and Orenitram to our specialty pharmaceutical distributors and may not precisely reflect changes in patient demand.  We require our specialty pharmaceutical distributors to maintain reasonable levels of inventory reserves because the interruption of Remodulin, Tyvaso, and Orenitram can be life threatening. Our specialty pharmaceutical distributors typically place monthly orders based on current utilization trends and contractual minimum inventory requirements.

We recognize revenues net of: (1) estimated rebates; (2) prompt pay discounts; (3) allowances for sales returns; and (4) distributor fees. These are referred to as gross-to-net deductions and are based on historical experiences and contractual and statutory requirements. The tables below include a reconciliation of the accounts associated with these deductions (in millions):

	Three Months Ended March 31, 2016
	Rebates	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, January 1, 2016	$44.6	$3.9	$5.3	$2.6	$56.4
Provisions attributed to sales in:
Current period	48.5	8.6	0.3	3.0	60.4
Prior periods	1.5	—	—	—	1.5
Payments or credits attributed to sales in:
Current period	(8.2)	(4.8)	—	(1.0)	(14.0)
Prior periods	(39.0)	(3.7)	(0.2)	(2.5)	(45.4)
Balance, March 31, 2016	$47.4	$4.0	$5.4	$2.1	$58.9

	Three Months Ended March 31, 2015
	Rebates	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, January 1, 2015	$31.6	$3.3	$4.0	$0.6	$39.5
Provisions attributed to sales in:
Current period	38.6	7.5	0.5	2.2	48.8
Prior periods	1.9	—	—	(0.3)	1.6
Payments or credits attributed to sales in:
Current period	(6.5)	(4.4)	—	(0.6)	(11.5)
Prior periods	(30.8)	(3.2)	(0.3)	(1.6)	(35.9)
Balance, March 31, 2015	$34.8	$3.2	$4.2	$0.3	$42.5

Cost of Product Sales

The table below summarizes cost of product sales by major category (dollars in millions):

	Three Months Ended March 31,		Percentage
	2016	2015	Change
Category:
Cost of product sales	$12.6	$11.2	12.5%
Share-based compensation (benefit) expense	(11.9)	9.6	(224.0)%
Total cost of product sales	$0.7	$20.8	(96.6)%

 Share-based compensation. The decrease in share-based compensation of $21.5 million for the three months ended March 31, 2016, as compared to the same period in 2015, corresponded to a 29 percent decrease in the price of our common stock during the three months ended March 31, 2016, compared to a 33 percent increase in the price of our common stock during the same period in 2015.

Research and Development Expense

The table below summarizes research and development expense by major category (dollars in millions):

	Three Months Ended March 31,		Percentage
	2016	2015	Change
Category:
Research and development expense	$36.8	$35.2	4.5%
Share-based compensation (benefit) expense	(37.2)	75.0	(149.6)%
Total research and development expense	$(0.4)	$110.2	(100.4)%

Share-based compensation. The decrease in share-based compensation of $112.2 million for the three months ended March 31, 2016, as compared to the same period in 2015, corresponded to a 29 percent decrease in the price of our common stock during the three months ended March 31, 2016, compared to a 33 percent increase in the price of our common stock during the same period in 2015.

Selling, General and Administrative Expense

The table below summarizes selling, general and administrative expense by major category (dollars in millions):

	Three Months Ended March 31,		Percentage
	2016	2015	Change
Category:
General and administrative	$78.2	$37.7	107.4%
Sales and marketing	22.3	23.7	(5.9)%
Share-based compensation (benefit) expense	(95.5)	149.9	(163.7)%
Total selling, general and administrative expense	$5.0	$211.3	(97.6)%

General and administrative. The increase in general and administrative expense of $40.5 million for the three months ended March 31, 2016, as compared to the same period in 2015, was primarily attributable to $37.0 million of charitable donations to a non-affiliated, non-profit organization that provides financial assistance to patients with PAH. These donations were made during the first quarter of 2016 and represent the full extent of our funding to this non-affiliated, non-profit organization for 2016. Our donations to the same non-affiliated, non-profit organization in 2015 totaled $17.0 million, all of which were paid during the second quarter of that year. We expense these types of grant payments in the period they are made.

Share-based compensation. The decrease in share-based compensation of $245.4 million for the three months ended March 31, 2016, as compared to the same period in 2015, corresponded to a 29 percent decrease in the price of our common stock during the three months ended March 31, 2016, compared to a 33 percent increase in the price of our common stock during the same period in 2015.

Income Tax Expense

The provision for income tax expense is based on an estimated annual effective tax rate that is subject to adjustment in subsequent quarterly periods if components used to estimate the annual effective tax rate are updated or revised. The estimated annual effective tax rates as of March 31, 2016 and March 31, 2015 were approximately 35 percent and approximately 38 percent, respectively. Our 2016 estimated annual effective tax rate decreased compared to the 2015 estimated annual effective tax rate primarily due to a decrease in non-deductible share-based compensation expense as compared to the prior year, which was driven largely by a decrease in our stock price.

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

Net cash provided by operating activities was $125.8 million for the three months ended March 31, 2016, compared to $109.1 million for the three months ended March 31, 2015. The $16.7 million increase in cash flows from operations was primarily due to an $84.7 million decrease in cash paid to settle STAP awards. Cash paid to settle STAP awards exercised during the three months ended March 31, 2016 and 2015 was $13.8 million and $98.5 million, respectively. This increase was partially offset by a $72.4 million increase in cash paid for income taxes. Cash paid for income taxes during the three months ended March 31, 2016 and 2015 was $88.6 million and $16.2 million, respectively. The remaining increase of $4.4 million in cash flows from operations is due to the aggregation of individually immaterial changes to operating assets and liabilities.

Investing Activities

Net cash provided by investing activities was $12.0 million for the three months ended March 31, 2016, compared to $68.4 million for the three months ended March 31, 2015. The $56.4 million decrease reflects a decrease of cash provided from the net maturities of held-to-maturity investments of $51.4 million. Cash provided from the net maturities of held-to-maturity investments during the three months ended March 31, 2016 was $21.0 million, compared to $72.4 million during the same period in 2015. Due to the anticipated funding requirements of our share repurchase program and settlements of early conversions of our Convertible Notes, we have decreased the amount of cash we are reinvesting in held-to-maturity investments.

Financing Activities

Net cash used in financing activities was $123.2 million for the three months ended March 31, 2016, compared to $145.6 million for the three months ended March 31, 2015. The $22.4 million decrease in cash used for financing activities is primarily due to a decrease of $29.1 million in repurchases of our common stock. Cash paid to repurchase shares of our common stock during the three months ended March 31, 2016 and 2015 was $123.2 million and $152.3 million, respectively.

Unsecured Revolving Credit Facility

In January 2016, we entered into a Credit Agreement (the 2016 Credit Agreement) with Wells Fargo Bank, National Association (Wells Fargo), as administrative agent and a swingline lender, and various other lender parties, providing for an unsecured revolving credit facility of up to $1.0 billion (the Revolving Facility), which is available to refinance certain of our existing indebtedness and/or for working capital and other general corporate purposes. The Revolving Facility will mature in January 2021, subject to the lenders’ ability to extend the maturity date by one year if we request such an extension in accordance with the terms of the 2016 Credit Agreement.

At our option, amounts borrowed under the Revolving Facility will bear interest at either the LIBOR rate or a fluctuating base rate, in each case, plus an applicable margin determined on a quarterly basis based on our consolidated ratio of total indebtedness to EBITDA (as calculated in accordance with the 2016 Credit Agreement).

The 2016 Credit Agreement contains customary events of default and customary affirmative and negative covenants. As of March 31, 2016, we were in compliance with such covenants and we had not drawn any amounts on the Revolving Facility. Lung Biotechnology PBC is our only subsidiary that guarantees our obligations under the 2016 Credit Agreement though, from time to time, one or more of our other subsidiaries may be required to guarantee such obligations.

Convertible Senior Notes

In October 2011, we issued the Convertible Notes with an aggregate principal value of $250.0 million. Please see Note 8—Debt to our consolidated financial statements for a description of the Convertible Notes. As of March 31, 2016, the outstanding principal balance of our Convertible Notes was $5.5 million, which is due on September 15, 2016.

Share Tracking Awards Plans

Awards granted under our STAP entitle participants to receive in cash an amount equal to the appreciation in our common stock, which is calculated as the increase in the closing price of our common stock between the grant date and the exercise date.

Cash requirements associated with the exercise of awards will likely be significant, with the actual requirements dependent on future stock price fluctuation and STAP award exercise activity. At March 31, 2016, the aggregate liability associated with vested STAP awards was $135.4 million, and the aggregate liability associated with all STAP awards was $193.4 million. Based on our review, we believe we currently have sufficient cash and cash equivalents and borrowing capacity to fund any STAP awards that could be exercised during 2016 and beyond. Following the adoption of the 2015 Plan, which is discussed above under Operating Expenses—Share-Based Compensation, we discontinued the issuance of STAP awards and modified our compensation programs to provide for future awards in the form of stock options instead of STAP awards.

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

In October 2015, our Board of Directors authorized a new program for the repurchase of up to $500.0 million of our common stock in open market or privately negotiated transactions, at our discretion. This program is effective from January 1, 2016 to December 31, 2016. During the three months ended March 31, 2016, we repurchased approximately 1.0 million shares of our common stock at an aggregate cost of $123.2 million. We currently have sufficient cash and cash equivalents, borrowing capacity and, if needed, marketable investments, to fund additional repurchases of our common stock under this program.

Summary of Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires our management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We continually evaluate our estimates and judgments to determine whether they are reasonable, relevant and appropriate. These assumptions are frequently developed from historical data or experience, currently available information and anticipated developments. By their nature, our estimates are subject to an inherent degree of uncertainty; consequently, actual results may differ. We discuss critical accounting policies and estimates that involve a higher degree of judgment and complexity in Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Recently Issued Accounting Standards

See Note 2—Basis of Presentation, to our consolidated financial statements for information on our anticipated adoption of recently issued accounting standards.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2016, we have invested $139.0 million in corporate debt securities and federally-sponsored agencies. The market value of these investments varies inversely with changes in prevailing market interest rates. In general, as interest rates increase, the market value of a debt investment would be expected to decrease. Conversely, as interest rates decrease, the market value of a debt investment would be expected to increase. To date, we have not experienced significant volatility in the value of these investments. However, to address market risk, we invest in debt securities with terms no longer than three years and hold these investments to maturity so that they can be redeemed at their stated or face value. At March 31, 2016, our investments in debt securities issued by corporations and federally-sponsored agencies had a weighted average stated interest rate of approximately 0.77 percent and a weighted average maturity of 1.0 years. Many of our investments may be called by their respective issuers prior to maturity.

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

Item 4.  CONTROLS AND PROCEDURES

Based on their evaluation, as of March 31, 2016, our Chairman and Co-Chief Executive Officer, President and Co-Chief Executive Officer and Chief Financial Officer and Treasurer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, summarized, processed and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chairman and Co-Chief Executive Officer, President and Co-Chief Executive Officer and Chief Financial Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Please refer to Note 13—Litigation, to our consolidated financial statements contained elsewhere in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

•                  The value of our common stock and our ability and plans to repurchase common stock under our $500 million share repurchase program, which commenced in January 2016;

•                  The maintenance of domestic and international regulatory approvals;

•                  Our ability to maintain attractive pricing for our products, in light of increasing competition and pressure from government and other payers to decrease the costs associated with healthcare;

•                  The expected volume and timing of sales of our existing commercial products — Remodulin® (treprostinil) Injection (Remodulin), Tyvaso® (treprostinil) Inhalation Solution (Tyvaso), Orenitram® (treprostinil) Extended-Release Tablets (Orenitram), Adcirca® (tadalafil) Tablets (Adcirca) and Unituxin® (dinutuximab) Injection (Unituxin) — and potential future commercial products such as esuberaprost;

•                  The timing and outcome of clinical studies, other research and development efforts, and related regulatory filings and approvals, including: (1) our plans to complete our FREEDOM-EV study of Orenitram and our BEAT study of esuberaprost and Tyvaso, and achieve an increased time to clinical worsening endpoint in each of these studies; (2) our aim to obtain approval from the U.S. Food and Drug Administration (FDA) for Orenitram as a combination therapy following our FREEDOM-EV study; (3) our plan to file for approval of Orenitram in Europe upon the successful completion of the FREEDOM-EV study; (4) our phase III clinical trial of esuberaprost in combination with Tyvaso; (5) our collaboration with DEKA Research & Development Corp. (DEKA) to develop a pre-filled, semi-disposable pump system for subcutaneous Remodulin; and (6) pending regulatory filings by Medtronic, Inc. (Medtronic) and us with respect to the Remodulin Implantable System, as well as the consent decree relating to Medtronic’s implantable pump;

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

•                  Our expectations regarding our ability to defend our intellectual property relating to Remodulin, Tyvaso and Orenitram against generic and other challenges, including but not limited to our ongoing litigation with Watson Laboratories, Inc. (Watson) and Actavis Laboratories FL, Inc. (Actavis) related to Tyvaso and Orenitram, respectively, and the petition by SteadyMed Ltd. (SteadyMed) seeking to invalidate one of our patents relating to treprostinil, which is the active ingredient in Remodulin, Tyvaso and Orenitram;

•                  Any statements that include the words “believe,” “seek,” “expect,” “anticipate,” “forecast,” “project,” “intend,” “estimate,” “should,” “could,” “may,” “will,” “plan,” or similar expressions;

•                  Other statements contained or incorporated by reference in this Quarterly Report on Form 10-Q that are not historical facts; and

•                  The statements identified as forward-looking statements may appear in Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations or elsewhere in this Quarterly Report on Form 10-Q.

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

Sales of our current PAH therapies (Remodulin, Tyvaso, Orenitram and Adcirca) comprise substantially all of our revenues. A wide variety of events, many of which are described in other risk factors below, could cause sales of these products to decline, or to grow more slowly than expected. For instance, we would be unable to sell any of these products if their regulatory approvals were withdrawn. Any substantial change in the prescribing practices or dosing patterns of patients using Remodulin, Tyvaso, Orenitram or Adcirca due to combination or competing therapies, side effects, adverse events, deaths or any other reasons could decrease related revenues. We also face potential generic competition. For example, during the fourth quarter of 2012, generic sildenafil became commercially available, which could negatively affect demand for Adcirca. We could also face generic competition for Adcirca following patent expiry in November 2017. We also settled patent litigation with Sandoz and Teva relating to Remodulin, and have agreed that Sandoz and Teva will be permitted to launch their generic versions of Remodulin in the United States in June 2018 and December 2018, respectively, although they may be permitted to launch earlier under certain circumstances. We are also defending our intellectual property related to Tyvaso and Orenitram against generic challenges by two additional generic companies, and another company has filed a petition challenging the validity of one of our patents relating to Remodulin, Tyvaso and Orenitram. In addition, we rely on third parties to produce, market, distribute and sell all of our commercial products. The inability of any one of these third parties to perform these functions satisfactorily could result in a reduction in sales. In addition, any failure to effectively manage our internal production processes could result in an inability to meet patient demand. Because we are highly dependent on sales of Remodulin, Tyvaso, Adcirca and Orenitram, a reduction in sales of any one of these products could have a material adverse impact on our operations.

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

Other companies may introduce new products that may render all or some of our technologies and products obsolete or noncompetitive. For example, Uptravi was approved by the FDA in December 2015 for the treatment of PAH, and competes directly with Orenitram. Our commercial therapies may also have to compete with investigational products currently in development, such as Trevyent®, which is a single-use, pre-filled pump being developed by SteadyMed to deliver a two-day supply of treprostinil subcutaneously using its PatchPump® technology. In January 2016, SteadyMed announced that Trevyent has been granted orphan drug designation by the FDA for the treatment of PAH. As a result, if Trevyent obtains FDA approval, SteadyMed could have seven years of exclusivity during which the FDA may be prevented from approving our pre-filled, semi-disposable Remodulin pump, except in limited circumstances such as a showing of clinical superiority. In addition, alternative approaches to treating chronic diseases, such as gene therapy, cell therapy or transplantation technologies, may make our products obsolete or noncompetitive. If introduced into the market, investigational therapies for PAH could be used in combination with, or as a substitute for, our therapies. If this occurs, doctors may reduce or discontinue the use of our products for their patients.

Sales of our products are subject to reimbursement from government agencies and other third parties. Pharmaceutical pricing and reimbursement pressures may negatively impact our sales.

The commercial success of our products depends, in part, on the availability of reimbursements by governmental payers such as Medicare and Medicaid, and private insurance companies. An estimated 25-55% of Remodulin, Tyvaso, Adcirca and Orenitram sales in the United States are reimbursed under the Medicare and Medicaid programs. In the United States, the European Union and other potentially significant markets for our products such as China and Japan, government payers and/or third-party payers are increasingly attempting to limit or regulate the price of medicinal products and frequently challenge the pricing of new and expensive drugs. Our prostacyclin analogue products (Remodulin, Tyvaso and Orenitram) and our oncology product (Unituxin) are expensive therapies. Consequently, it may be difficult for our distributors to obtain adequate reimbursement for our products from third-party payers to motivate such distributors to support our products. Alternatively, third-party payers may reduce the amount of reimbursement for our products based on changes in pricing of other therapies for the same disease. If third-party payers do not approve our products for reimbursement, or limit reimbursements, patients and physicians could choose competing products that are approved for reimbursement or provide lower out-of-pocket costs.

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

We must be able to produce sufficient quantities of our commercial products to satisfy the growing demand for our products. We produce Remodulin, Orenitram, Tyvaso and Unituxin, including the active ingredient in each of these products, at our own facilities and rely on third parties for additional production capacity. We rely on Minnetronix, Inc. as the sole manufacturer of the Tyvaso Inhalation System, and on Eli Lilly and Company (Lilly) as the sole manufacturer of Adcirca. In addition, if the Remodulin Implantable System is approved, we will be reliant on Medtronic as the sole manufacturer of the SynchroMed II infusion system and related components.

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

In addition, our internal production process also subjects us to risks as we engage in increasingly complex production processes. For example, Remodulin, Tyvaso and Unituxin must be formulated in a sterile environment, which is challenging to maintain on a commercial scale. In addition, Unituxin is a monoclonal antibody. As with all biologic products, monoclonal antibodies are inherently more difficult to produce than our treprostinil-based products and involve increased risk of viral and other contaminants. Finally, we have limited experience producing Orenitram and Unituxin on a commercial scale, and currently all Orenitram and Unituxin production is performed internally. It could take substantial time to establish an FDA-approved contract manufacturer as a back-up supplier of our newest products, Orenitram and Unituxin, or this process may not be successful at all. Our long-term product regenerative medicine and xenotransplantation programs will involve exceptionally complicated production processes, many of which have never been attempted on a clinical or commercial scale. It could take substantial time and resources to develop and implement such production processes, or we may never be able to do so successfully.

Additional risks we face with our production strategy include the following:

•                  We and our third-party producers are subject to the FDA’s current Good Manufacturing Practices, current Good Tissue Practices and similar international regulatory standards. We are limited in our ability to exercise control over regulatory compliance by our third-party producers;

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

We rely on Accredo Health Group, Inc. and CVS Caremark to distribute and sell Remodulin, Tyvaso and Orenitram in the United States. These distributors are also partially responsible for negotiating reimbursements from third-party payers for the cost of our therapies. We also rely on ASD Specialty Healthcare, Inc. to distribute and sell Unituxin in the United States. We also rely on various distributors to market, distribute and sell Remodulin, Tyvaso and Unituxin outside the United States. From time-to-time, we increase the price of products sold to our U.S.-based and international distributors. Our price increases may not be fully reimbursed by third-party payers. If our distributors do not achieve acceptable profit margins on our products, they may reduce or discontinue the sale of our products. Furthermore, if our distributors devote fewer resources to sell our products or are unsuccessful in their sales efforts, our revenues may decline materially. Outside the United States, we are substantially reliant on our international distributors to maintain regulatory approvals for our products and to market and sell our products in compliance with applicable laws and regulations.

We rely on Lilly to manufacture and supply Adcirca for us, and we use Lilly’s pharmaceutical wholesaler network to distribute Adcirca. If Lilly is unable to manufacture or supply Adcirca or its distribution network is disrupted, it could delay, disrupt or prevent us from selling Adcirca. In addition, Lilly has the right to determine the price of Adcirca, which generally moves in parity with the price Lilly sets for Cialis® (both of these products contain the same active ingredient). Changes in

Lilly’s prices could adversely impact demand or reimbursement for Adcirca, particularly in light of the commercial availability of generic sildenafil, the active ingredient in Revatio, which could be prescribed in lieu of Adcirca.

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

We rely heavily on Medtronic for the success of our program to develop an implantable pump to deliver intravenous Remodulin (the Remodulin Implantable System). Medtronic has completed a clinical study in this regard, and submitted a Premarket Approval Application (PMA) seeking FDA approval for the Remodulin Implantable System. Medtronic received a response letter from the FDA in March 2016, indicating that Medtronic’s PMA was not approvable. In its response letter, the FDA noted various measures that Medtronic should take to make the PMA approvable. We are currently collaborating with Medtronic to assess the response letter and to take measures to address the agency’s concerns, which will be entirely Medtronic’s responsibility. If Medtronic obtains PMA approval and we obtain FDA approval of our parallel filing to amend Remodulin’s labeling, we will also rely on Medtronic to manufacture the Remodulin Implantable System and to maintain appropriate quality controls relating to the system. We also note that Medtronic has received a consent decree requiring the company to stop manufacturing, designing and distributing SynchroMed II implantable infusion pump systems, except in limited circumstances, citing violations of the quality system regulation for medical devices. The consent decree will remain in effect until the FDA has determined that Medtronic has met all the provisions listed in the consent decree. It is unclear how this consent decree will impact our program to develop and commercialize the Remodulin Implantable System. As such, we can provide no assurances as to the timing or likelihood of the Remodulin implantable pump program’s success. Similarly, we rely heavily on DEKA for the development of a pre-filled, semi-disposable pump system for subcutaneous Remodulin.

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

The products we develop must be approved for marketing and sale by regulatory agencies and, once approved, are subject to extensive regulation. Our research and development efforts must comply with extensive regulations, including those promulgated by the FDA and the U.S. Department of Agriculture. The process of obtaining and maintaining regulatory approvals for new drugs is lengthy, expensive and uncertain. The regulatory approval process is particularly uncertain for our lung transplantation programs, which include the development of xenotransplantation, regenerative medicine and cell-based products. The manufacture, distribution, advertising and marketing of our products are also subject to extensive regulation, including strict pharmacovigilance and adverse event and medical device reporting requirements. Any future product approvals we receive could be accompanied by significant restrictions on the use or marketing of a given product. Furthermore, our product candidates may fail to receive marketing approval on a timely basis, or at all. If granted, product approvals can be withdrawn for failure to comply with regulatory requirements, such as post-marketing requirements and post-marketing commitments, or upon the occurrence of adverse events subsequent to commercial introduction.

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

The period under which our commercial and developmental therapies are protected by our patent rights is limited. Three of our U.S. patents covering our current methods of synthesizing and producing treprostinil, the active ingredient in Remodulin, Tyvaso and Orenitram, expire in October 2017, and a fourth will expire in 2028. We recently settled patent litigation with Sandoz and Teva, which will permit them to launch generic versions of Remodulin in the United States in June 2018 and December 2018, respectively, although they may be permitted to enter the market earlier under certain circumstances. We also have been granted one patent in the European Union and one patent in Japan, each of which covers our treprostinil synthesis and production methods and will expire in October 2018. Our three U.S. patents covering an improved diluent for Remodulin will expire in 2028 and 2029. Our U.S. patent covering intravenous administration of Remodulin with certain diluents expires in 2024. Our patents for Tyvaso covering methods of treating PAH by inhaled delivery will expire in the United States and in various countries throughout the world in 2018 and 2020, respectively. Our patents for Orenitram covering methods of use for treating PAH, orally administered formulations, controlled moisture storage and production methods and controlled release formulations will expire in the United States between 2024 and 2031 and in various countries throughout the world between 2024 and 2030. The U.S. patent for Adcirca for the treatment of pulmonary hypertension will expire in November 2017.

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

Both Sandoz and Teva filed ANDAs seeking FDA approval to market generic versions of Remodulin, and Watson and Actavis have ANDAs seeking FDA approval to market generic versions of Tyvaso and Orenitram, respectively. We settled patent litigation with Sandoz and Teva, which will permit them to launch their generic Remodulin products in the United States in June 2018 and December 2018, respectively, although they may be permitted to enter the market earlier under certain circumstances, and we have filed lawsuits against Watson and Actavis in the U.S. District Court for the District of New Jersey alleging patent infringement. In addition, in October 2015, SteadyMed filed a petition for inter partes review with the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office seeking to invalidate the claims of one of our patents covering a method of making treprostinil that expires in 2028 and is listed in the Orange Book for Remodulin, Tyvaso, and Orenitram. For details on the status of these matters, please see Note 13—Litigation, to our consolidated financial statements.

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

In January 2016, we entered into a Credit Agreement (the 2016 Credit Agreement) with Wells Fargo Bank, National Association (Wells Fargo), as administrative agent and a swingline lender, and various other lender parties, providing for an unsecured revolving credit facility of up to $1.0 billion (the Revolving Facility). The Revolving Facility will mature five years after the closing date of the 2016 Credit Agreement, subject to the lenders’ ability to extend the maturity date by one year if we request such an extension in accordance with the terms of the 2016 Credit Agreement.

Notwithstanding the funds available under the 2016 Credit Agreement, we may be required to seek additional sources of financing to meet unplanned or planned expenditures. Unplanned expenditures could be significant and may result from necessary modifications to product development plans or product offerings in response to difficulties encountered with clinical trials. We may also face unexpected costs in preparing products for commercial sale, or in maintaining sales levels of our currently marketed therapeutic products. In addition, the 2016 Credit Agreement contains affirmative and negative covenants that, among other things, limit our ability to incur additional indebtedness. If we are unable to obtain additional funding on commercially reasonable terms or at all, we may be compelled to delay clinical studies, curtail operations or obtain funds through collaborative arrangements that may require us to relinquish rights to certain products or potential markets.

We may require additional financing to meet significant future obligations. For example, awards granted under our Share Tracking Awards Plans (which we collectively refer to as the STAP) entitle participants to receive in cash an amount equal to the appreciation in the price of our common stock, which is calculated as the positive difference between the closing price of our common stock on the date of exercise and the date of grant. Consequently, our STAP may require significant future cash payments to participants to the extent the price of our common stock appreciates and the number of vested STAP awards increases over time. If we do not have sufficient funds to meet such obligations or the ability to secure alternative sources of financing, we could be in default, face litigation and/or lose key employees, which could have a material adverse effect on our business.

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

The price of common stock can be highly volatile within the pharmaceutical and biotechnology sector. Consequently, there can be significant price and volume fluctuations in the market that may not relate to operating performance. The following table sets forth the high and low closing prices of our common stock for the periods indicated:

	High	Low
January 1, 2016—March 31, 2016	$155.54	$108.47
January 1, 2015—December 31, 2015	$188.56	$119.57
January 1, 2014—December 31, 2014	$136.16	$86.14

The price of our common stock could decline sharply due to the following factors, among others:

•                  Failure to meet our estimates or expectations, or those of securities analysts;

•      Quarterly and annual financial results;

•      Timing of enrollment and results of our clinical trials;

•                  Announcements by us or others regarding generic or other challenges to the intellectual property relating to our products, including developments with respect to the ANDAs filed by generic drug companies relating to certain of our Tyvaso and Orenitram patents and to our pending lawsuits defending our patent rights, and the inter partes review petition filed by SteadyMed challenging the validity of one of the patents listed in the Orange Book for Remodulin, Tyvaso and Orenitram;

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

•                  Failures or delays in our efforts to obtain or maintain regulatory approvals from the FDA or international regulatory agencies;

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

In recent years, our Board of Directors has authorized several programs to repurchase our common stock, including a $500.0 million share repurchase program effective during the one-year period commencing January 1, 2016. The price of our common stock may, in part, reflect expectations that we will use all of the funds authorized under our repurchase program to repurchase shares or that additional repurchase programs will be authorized once the current program terminates. Our current share repurchase program does not obligate us to acquire any specific number of shares and any decision to repurchase shares will depend on a number of factors, such as market conditions and legal restrictions. Any further repurchase programs are subject to the approval of our Board of Directors. If we fail to meet analyst or investor expectations regarding repurchase programs, our stock price may decline.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)(1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs(2)
Beginning repurchase authority				$500,000,000
January 1, 2016 - January 31, 2016	280,166	$135.08	280,166	462,156,222
February 1, 2016 - February 29, 2016	320,319	124.02	320,319	422,429,085
March 1, 2016 - March 31, 2016	377,781	120.90	377,781	376,753,632
Total	978,266	$125.98	978,266	$376,753,632

(1)                     Average price paid per share calculated at settlement, including commission.

(2)                     On October 15, 2015, we announced that our Board of Directors authorized a share repurchase program for up to $500.0 million in aggregate repurchases. This program is effective from January 1, 2016 through December 31, 2016.

Item 6.  EXHIBITS

Exhibits filed as a part of this Form 10-Q are listed on the Exhibit Index, which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED THERAPEUTICS CORPORATION

April 28, 2016	/s/ MARTINE A. ROTHBLATT
	By:	Martine A. Rothblatt, Ph.D.
	Title:	Chairman and Co-Chief Executive Officer
(Co-Principal Executive Officer)

/s/ ROGER A. JEFFS
	By:	Roger A. Jeffs, Ph.D.
	Title:	President and Co-Chief Executive Officer
(Co-Principal Executive Officer)

/s/ JAMES C. EDGEMOND
	By:	James C. Edgemond
	Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-76409).

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

10.1

Credit Agreement, dated as of January 29, 2016, among the Registrant, certain of its subsidiaries party thereto, as guarantors, the lenders referred to therein, and Wells Fargo Bank, National Association, as administrative agent and as a swingline lender, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on February 1, 2016.

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

101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the SEC on April 28, 2016, formatted in Extensible Business Reporting Language (XBRL): (1) the Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (2) the Consolidated Statements of Operations for the three-month periods ended March 31, 2016 and 2015, (3) the Consolidated Statements of Comprehensive Income (Loss) for the three-month periods ended March 31, 2016 and 2015, (4) the Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2016 and 2015, and (5) the Notes to Consolidated Financial Statements.

Note: Except as otherwise noted above, all exhibits incorporated by reference to the Registrant’s previously filed reports with the Securities and Exchange Commission are filed under File No. 000-26301.