Form 10-Q
period 2016-06-30
UNITED THERAPEUTICS Corp
filed 2016-07-28
CIK 1082554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2016

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

The number of shares outstanding of the issuer’s common stock, par value $.01 per share, as of July 21, 2016 was 43,467,794.

PART I.  FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

UNITED THERAPEUTICS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$837.5	$831.8
Marketable investments	107.2	122.0
Accounts receivable, net of allowance of none for 2016 and 2015	238.1	192.8
Inventories, net	89.1	81.3
Other current assets	43.5	47.4
Total current assets	1,315.4	1,275.3
Marketable investments	3.9	38.0
Goodwill and other intangible assets, net	34.1	28.4
Property, plant, and equipment, net	490.6	495.8
Deferred tax assets, net	188.1	192.7
Other assets	169.4	154.2
Total assets	$2,201.5	$2,184.4

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$124.0	$103.4
Convertible notes	0.9	5.4
Share tracking awards plan	120.9	274.5
Other current liabilities	46.6	57.4
Total current liabilities	292.4	440.7
Other liabilities	92.0	144.0
Total liabilities	384.4	584.7
Commitments and contingencies
Temporary equity	10.9	11.1
Stockholders’ equity:
Preferred stock, par value $.01, 10,000,000 shares authorized, no shares issued	—	—
Series A junior participating preferred stock, par value $.01, 100,000 shares authorized, no shares issued	—	—
Common stock, par value $.01, 245,000,000 shares authorized, 69,220,268 and 68,987,919 shares issued, and 43,732,565 and 45,760,845 shares outstanding at June 30, 2016 and December 31, 2015, respectively	0.7	0.7
Additional paid-in capital	1,826.7	1,790.6
Accumulated other comprehensive loss	(14.7)	(20.4)
Treasury stock, 25,487,703 and 23,227,074 shares at June 30, 2016 and December 31, 2015, respectively	(2,167.9)	(1,902.1)
Retained earnings	2,161.4	1,719.8
Total stockholders’ equity	1,806.2	1,588.6
Total liabilities and stockholders’ equity	$2,201.5	$2,184.4

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Revenues:
Net product sales	$412.6	$345.8	$781.6	$671.7
Other	—	1.4	—	3.0
Total revenues	412.6	347.2	781.6	674.7
Operating expenses:
Cost of product sales	20.0	16.0	20.7	36.8
Research and development	35.2	49.4	34.8	159.6
Selling, general and administrative	72.2	110.0	77.2	321.3
Total operating expenses	127.4	175.4	132.7	517.7
Operating income	285.2	171.8	648.9	157.0
Other income (expense):
Interest expense	(0.6)	(1.3)	(1.2)	(3.4)
Other, net	1.1	(2.1)	1.9	(2.0)
Total other income (expense), net	0.5	(3.4)	0.7	(5.4)
Income before income taxes	285.7	168.4	649.6	151.6
Income tax expense	(79.6)	(69.2)	(208.0)	(69.0)
Net income	$206.1	$99.2	$441.6	$82.6
Net income per common share:
Basic	$4.65	$2.15	$9.86	$1.78
Diluted	$4.39	$1.91	$9.24	$1.57
Weighted average number of common shares outstanding:
Basic	44.3	46.1	44.8	46.4
Diluted	46.9	51.9	47.8	52.5

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Net income	$206.1	$99.2	$441.6	$82.6
Other comprehensive income (loss):
Foreign currency translation (loss) gain	(2.2)	1.5	(1.8)	(1.6)
Defined benefit pension plan:
Actuarial gain (loss) arising during period, net of tax	7.1	—	7.1	(2.1)
Less: amortization of actuarial gain and prior service cost included in net periodic pension cost, net of tax	0.2	0.2	0.4	0.5
Total defined benefit pension plan, net	7.3	0.2	7.5	(1.6)
Other comprehensive income (loss), net of tax	5.1	1.7	5.7	(3.2)
Comprehensive income	$211.2	$100.9	$447.3	$79.4

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Six Months Ended June 30,
	2016	2015
	(Unaudited)
Cash flows from operating activities:
Net income	$441.6	$82.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15.6	16.7
Share-based compensation (benefit) expense	(143.1)	281.8
Amortization of debt discount and debt issue costs	0.1	5.1
Amortization of discount or premium on investments	0.3	1.4
Other	1.1	(4.5)
Excess tax benefits from share-based compensation	(3.5)	(23.5)
Changes in operating assets and liabilities:
Accounts receivable	(45.3)	(6.9)
Inventories	(8.8)	(1.9)
Accounts payable and accrued expenses	19.8	23.3
Other assets and liabilities	(26.3)	(224.0)
Net cash provided by operating activities	251.5	150.1

Cash flows from investing activities:
Purchases of property, plant and equipment	(14.2)	(7.8)
Purchases of held-to-maturity investments	(0.8)	(61.3)
Maturities of held-to-maturity investments	49.6	172.8
Purchase of investments under the cost method, net	(7.6)	(4.2)
Purchase of investments under the equity method	(2.1)	—
Intangible assets acquired	(5.2)	—
Net cash provided by investing activities	19.7	99.5

Cash flows from financing activities:
Principal payments of debt	(7.9)	(104.3)
Payments of debt issuance costs	(6.8)	—
Payments to repurchase common stock	(259.7)	(336.8)
Proceeds from the exercise of stock options	5.0	24.4
Issuance of stock under employee stock purchase plan	2.2	1.9
Excess tax benefits from share-based compensation	3.5	23.5
Net cash used in financing activities	(263.7)	(391.3)

Effect of exchange rate changes on cash and cash equivalents	(1.8)	(1.6)
Net increase (decrease) in cash and cash equivalents	5.7	(143.3)
Cash and cash equivalents, beginning of period	831.8	397.7
Cash and cash equivalents, end of period	$837.5	$254.4

Supplemental cash flow information:
Cash paid for interest	$0.1	$0.7
Cash paid for income taxes	$222.0	$110.1
Non-cash investing and financing activities:
Non-cash additions to property, plant and equipment	$3.4	$1.4
Issuance of common stock upon conversion of convertible notes	$6.1	$263.3

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

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

In our management’s opinion, the accompanying consolidated financial statements contain all adjustments, including normal, recurring adjustments, necessary to fairly present our financial position as of June 30, 2016, statements of operations and comprehensive income (loss) for the three-and six-month periods ended June 30, 2016 and June 30, 2015 and cash flows for the six-month periods ended June 30, 2016 and June 30, 2015. Interim results are not necessarily indicative of results for an entire year.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (ASU 2016-09), which serves to simplify the accounting for share-based payment transactions. ASU 2016-09 includes guidance on several aspects of the accounting for share-based payments, including the income tax consequences, forfeitures and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. Early adoption is permitted. We are evaluating the effect of adoption on our financial statements.

3.              Investments

Marketable Investments

Marketable investments classified as held-to-maturity consist of the following (in millions):

As of June 30, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government-sponsored enterprises	$44.2	$0.1	$—	$44.3
Corporate notes and bonds	66.9	—	—	66.9
Total	$111.1	$0.1	$—	$111.2
Reported under the following captions on the consolidated balance sheet:
Current marketable investments	$107.2
Noncurrent marketable investments	3.9
	$111.1

As of December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government-sponsored enterprises	$53.3	$—	$(0.2)	$53.1
Corporate notes and bonds	106.7	—	—	106.7
Total	$160.0	$—	$(0.2)	$159.8
Reported under the following captions on the consolidated balance sheet:
Current marketable investments	$122.0
Noncurrent marketable investments	38.0
	$160.0

The following table summarizes gross unrealized losses and the length of time marketable investments have been in a continuous unrealized loss position (in millions):

	As of June 30, 2016		As of December 31, 2015
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Government-sponsored enterprises:
Continuous unrealized loss position less than one year	$—	$—	$48.1	$(0.2)
Continuous unrealized loss position greater than one year	—	—	—	—
	—	—	48.1	(0.2)
Corporate notes and bonds:
Continuous unrealized loss position less than one year	3.0	—	63.8	—
Continuous unrealized loss position greater than one year	—	—	—	—
	3.0	—	63.8	—
Total	$3.0	$—	$111.9	$(0.2)

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

The following table summarizes the contractual maturities of held-to-maturity marketable investments (in millions):

	June 30, 2016
	Amortized Cost	Fair Value
Due in less than one year	$107.2	$107.3
Due in one to two years	3.9	3.9
Total	$111.1	$111.2

4.              Fair Value Measurements

We account for certain assets and liabilities at fair value and rank these assets within a fair value hierarchy (Level 1, Level 2 or Level 3). Our other current assets and our current liabilities have fair values that approximate their carrying values. Assets and liabilities subject to fair value measurements are as follows (in millions):

	As of June 30, 2016
	Level 1	Level 2	Level 3	Balance
Assets
Money market funds(1)	$669.0	$—	$—	$669.0
Federally-sponsored and corporate debt securities(2)	—	111.2	—	111.2
Total assets	$669.0	$111.2	$—	$780.2
Liabilities
Convertible notes(3)	$2.6	$—	$—	$2.6
Contingent consideration(4)	—	—	10.3	10.3
Total liabilities	$2.6	$—	$10.3	$12.9

	As of December 31, 2015
	Level 1	Level 2	Level 3	Balance
Assets
Money market funds(1)	$496.4	$—	$—	$496.4
Federally-sponsored and corporate debt securities(2)	—	159.8	—	159.8
Total assets	$496.4	$159.8	$—	$656.2
Liabilities
Convertible notes(3)	$16.0	$—	$—	$16.0
Contingent consideration(4)	—	—	9.4	9.4
Total liabilities	$16.0	$—	$9.4	$25.4

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

(3)                     Included in convertible notes on the accompanying consolidated balance sheets. The fair value of our Convertible Notes is estimated using Level 1 observable inputs since our Convertible Notes are trading with sufficient frequency such that we believe related pricing can be used as the primary basis for measuring their fair value. As of June 30, 2016 and December 31, 2015, the fair value of the Convertible Notes was substantially higher than their book value. This was primarily due to the excess conversion value of the notes compared to the notes’ par value, and the fact that any such excess would be paid in shares of our common stock.

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

5.              Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market (current replacement cost) and consist of the following, net of reserves (in millions):

	June 30, 2016	December 31, 2015
Raw materials	$24.8	$23.1
Work-in-progress	27.0	22.5
Finished goods	37.3	35.7
Total inventories	$89.1	$81.3

6.              Goodwill and Other Intangible Assets

Goodwill and other intangible assets comprise the following (in millions):

	As of June 30, 2016			As of December 31, 2015
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill	$10.3	$—	$10.3	$10.3	$—	$10.3
Other intangible assets:
Technology, patents and trade names	6.5	(4.7)	1.8	6.5	(4.7)	1.8
In-process, research and development	21.5	—	21.5	15.5	—	15.5
Customer relationships and non-compete agreements	4.3	(3.8)	0.5	4.3	(3.5)	0.8
Contract-based	1.3	(1.3)	—	1.3	(1.3)	—
Total	$43.9	$(9.8)	$34.1	$37.9	$(9.5)	$28.4

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

The aggregate STAP liability balance was $161.3 million and $354.7 million at June 30, 2016 and December 31, 2015, respectively, of which $40.4 million and $80.2 million, respectively, has been classified as non-current liabilities under the caption “Other liabilities” on our consolidated balance sheets based on their vesting terms.

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

The table below includes the weighted-average assumptions used to measure the fair value of the outstanding STAP awards:

	June 30, 2016	June 30, 2015
Expected volatility	36.9%	34.4%
Risk-free interest rate	0.7%	1.4%
Expected term of awards (in years)	3.0	4.3
Expected forfeiture rate	10.4%	9.6%
Expected dividend yield	0.0%	0.0%

The closing price of our common stock was $105.92 and $173.95 on June 30, 2016 and June 30, 2015, respectively.

A summary of the activity and status of STAP awards is presented below:

	Number of Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2016	6,845,163	$86.86
Granted	—	—
Exercised	(542,555)	61.77
Forfeited	(401,962)	86.38
Outstanding at June 30, 2016	5,900,646	$89.20	6.9	$179.4
Exercisable at June 30, 2016	3,185,621	$84.33	6.5	$103.5
Expected to vest as of June 30, 2016	2,422,909	$94.49	7.4	$68.4

The weighted average grant-date fair value of STAP awards granted during the six-month period ended June 30, 2015 was $58.52. No STAP awards were granted during the six-month period ended June 30, 2016.

Share-based compensation (benefit) expense recognized in connection with STAP awards is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of product sales	$(0.2)	$1.3	$(12.2)	$10.9
Research and development	(2.3)	13.3	(39.7)	88.2
Selling, general and administrative	(11.9)	32.4	(110.4)	182.1
Share-based compensation (benefit) expense before taxes	$(14.4)	$47.0	$(162.3)	$281.2
Related income tax benefit (expense)	7.4	(19.5)	59.7	(116.7)
Share-based compensation (benefit) expense, net of taxes	$(7.0)	$27.5	$(102.6)	$164.5

Cash paid to settle STAP awards exercised during the six-month periods ended June 30, 2016 and June 30, 2015 was $30.4 million and $178.3 million, respectively.

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

The 2016 Credit Agreement contains customary events of default and customary affirmative and negative covenants. As of June 30, 2016, we were in compliance with such covenants and we had not drawn any amounts on the Revolving Facility. Lung Biotechnology PBC is our only subsidiary that guarantees our obligations under the 2016 Credit Agreement though, from time to time, one or more of our other subsidiaries may be required to guarantee such obligations.

Convertible Notes

In October 2011, we issued $250.0 million in aggregate principal value 1.0 percent Convertible Senior Notes due September 15, 2016 (Convertible Notes). The Convertible Notes are unsecured, unsubordinated debt obligations that rank equally with all of our other unsecured and unsubordinated indebtedness. We pay interest semi-annually on March 15 and September 15 of each year. The initial conversion price was $47.69 per share and the number of underlying shares used to determine the aggregate consideration upon conversion was approximately 5.2 million shares.

At June 30, 2016, the principal value of our remaining convertible notes was $0.9 million. During the three-month period ended June 30, 2016, we settled conversion requests representing $4.6 million in principal value of our Convertible Notes. We issued approximately 56,000 shares of our common stock during the settlement process.

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

The components of basic and diluted earnings per common share comprised the following (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net income	$206.1	$99.2	$441.6	$82.6
Denominator:
Weighted average outstanding shares — basic	44.3	46.1	44.8	46.4
Effect of dilutive securities(1):
Convertible notes	—	1.0	0.1	1.5
Stock options, restricted stock units and employee stock purchase plan	0.5	1.5	0.6	1.5
Warrants	2.1	3.3	2.3	3.1
Weighted average shares — diluted(2)	46.9	51.9	47.8	52.5
Earnings per common share:
Basic	$4.65	$2.15	$9.86	$1.78
Diluted	$4.39	$1.91	$9.24	$1.57

Stock options and warrants excluded from calculation(2)	6.5	3.7	5.3	4.7

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

Equity Incentive Plans

As of June 30, 2016, we have two shareholder-approved equity incentive plans: the United Therapeutics Corporation Amended and Restated Equity Incentive Plan (the 1999 Plan) and the United Therapeutics Corporation 2015 Stock Incentive Plan (the 2015 Plan). The 2015 Plan was approved by our shareholders in June 2015 and provides for the issuance of up to 6,150,000 shares of our common stock pursuant to awards granted under the 2015 Plan. As a result of the approval of the 2015 Plan, no further awards will be granted under the 1999 Plan.

Although the terms of the 1999 Plan and the 2015 Plan contemplate a variety of awards, through May 2016, all awards granted under these plans were in the form of stock options. In June 2016, we began issuing awards under the 2015 Plan to non-employee directors in the form of restricted stock units because the non-employee director compensation program had been amended to permit directors to elect to receive initial and annual equity grants in the form of stock options, restricted stock units, or a combination of both. Each restricted stock unit entitles the director to receive one share of our common stock upon vesting, subject to the director’s election to defer receipt of shares to a later date.

We estimate the fair value of stock options using the Black-Scholes-Merton valuation model, which requires us to make certain assumptions that can materially impact the estimation of fair value and related compensation expense. The assumptions used to estimate fair value include the price of our common stock, the expected volatility of our common stock, the risk-free interest rate, the expected term of stock option awards and the expected dividend yield. We measure the fair value of restricted stock units using the stock price on the date of grant. We did not grant any awards under the 1999 Plan during the six-month periods ended June 30, 2016 and June 30, 2015. During the six-months ended June 30, 2016, we granted 1.6 million stock options and 20,960 restricted stock units under the 2015 Plan. These awards had a weighted average grant date fair value of $42.48 per stock option and $101.80 per restricted stock unit, respectively. For the six months ended June 30, 2016, the stock options and restricted stock units have an aggregate grant date fair value of $67.7 million and $2.1 million, respectively. Share-based compensation expense is recorded ratably over the vesting period of the stock option or restricted stock unit.

The table below includes the weighted-average assumptions used to measure the fair value of the stock options granted during the six-month period ended June 30, 2016:

Expected volatility	34.8%
Risk-free interest rate	1.6%
Expected term of awards (in years)	5.8
Expected forfeiture rate	5.2%
Expected dividend yield	0.0%

A summary of the activity and status of stock options under our equity incentive plans during the six-month period ended June 30, 2016 is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2016	3,247,438	$93.09
Granted	1,592,552	119.24
Exercised	(154,541)	32.13
Forfeited	(123,126)	120.26
Outstanding at June 30, 2016	4,562,323	$103.55	7.4	$66.4
Exercisable at June 30, 2016	3,320,647	$97.62	6.5	$66.1
Expected to vest as of June 30, 2016	1,160,247	$119.28	9.7	$0.3

Stock option exercise data is summarized below (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Number of options exercised	73,436	345,664	154,541	597,499
Cash received	$2.4	$14.3	$5.0	$24.4

Total share-based compensation expense relating to stock options and restricted stock units is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of product sales	$0.1	$—	$0.2	$—
Research and development	0.4	—	0.5	—
Selling, general and administrative	14.9	—	17.8	—
Share-based compensation expense before taxes	15.4	—	18.5	—
Related income tax benefit	(5.7)	—	(6.8)	—
Share-based compensation expense, net of taxes	$9.7	$—	$11.7	$—

Selling, general and administrative expense for the three-and six-month periods ended June 30, 2016 includes approximately $9.8 million of costs related to the accelerated vesting of stock options associated with the departure of a company officer during the second quarter of 2016.

As of June 30, 2016, unrecognized compensation cost was $48.0 million, which includes $3.1 million related to the grant of stock options and restricted stock units to non-employee directors in June 2016 and $44.9 million related to unvested stock options awarded to employees. Unvested outstanding stock options and restricted stock units as of June 30, 2016 had a weighted average remaining vesting period of 3.5 years. As of June 30, 2015, there was $9.3 million of unrecognized compensation cost, all of which related to the grant of stock options in June 2015 to non-employee directors. As of June 30, 2015, all employee stock options granted under the 1999 Plan were fully vested and there were no employee stock options granted under the 2015 Plan; consequently, there were no amounts of unrecognized compensation cost remaining with respect to stock options granted to employees.

Share Repurchases

In October 2015, our Board of Directors authorized the repurchase of up to $500.0 million of our common stock in open market or privately negotiated transactions, or otherwise, at our discretion. This repurchase program is effective from January 1, 2016 through December 31, 2016. The specific timing, amount and other terms of any repurchases will depend on market conditions, corporate and regulatory requirements and other factors. During the three- and six- months ended June 30, 2016 we acquired approximately 1.2 million and 2.2 million shares, respectively, of our common stock at an aggregate cost of $136.5 million and $259.7 million, respectively, under this repurchase program.

10.       Accumulated Other Comprehensive Loss

The following table includes changes in accumulated other comprehensive loss by component, net of tax (in millions):

	Defined Benefit Pension Plan	Foreign Currency Translation Losses	Total
Balance, January 1, 2016	$(5.3)	$(15.1)	$(20.4)
Other comprehensive income (loss) before reclassifications	7.5	(1.8)	5.7
Current-period other comprehensive gain (loss)	7.5	(1.8)	5.7
Balance, June 30, 2016	$2.2	$(16.9)	$(14.7)

11.       Income Taxes

The effective income tax rate (ETR) for the six-months ended June 30, 2016 and 2015 was 32% and 46%, respectively. Our 2016 ETR decreased compared to 2015 primarily due to a decrease in non-deductible share-based compensation, which was driven largely by a decrease in our stock price during 2016.

We are subject to federal and state taxation in the United States, as well as various foreign jurisdictions. We are no longer subject to income tax examinations by the Internal Revenue Service and substantially all other major jurisdictions for tax years prior to 2011.

As of June 30, 2016 and 2015, our uncertain tax positions are approximately $0.5 million and $1.5 million, respectively, and we are unaware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change within the next twelve months.

12.       Employee Benefit Plans

Supplemental Executive Retirement Plan

During the second quarter of 2016, certain participants in the United Therapeutics Corporation Supplemental Executive Retirement Plan (SERP) departed prior to reaching retirement age under the terms of the SERP. As a result, we remeasured the benefit obligation under the SERP as of June 30, 2016 and recorded a reduction to the benefit obligation with a corresponding increase to “Actuarial gain arising during period, net of tax” within “Accumulated other comprehensive loss” of $7.1 million. As part of the re-measurement of the benefit obligation, we updated the discount rate assumed at December 31, 2015 from 3.82 percent to 3.36 percent.

13.       Segment Information

We currently operate as one operating segment. Our chief operating decision maker regularly reviews net product sales, cost of product sales and gross profit data as a primary measure of performance for each of our five commercial products.

Net product sales, cost of product sales and gross profit for each of our commercial products were as follows (in millions):

	Three Months Ended June 30,
	Remodulin	Tyvaso	Adcirca	Orenitram	Unituxin	Total
2016
Net product sales	$158.9	$107.0	$90.9	$38.0	$17.8	$412.6
Cost of product sales	3.0	6.3	5.2	3.1	2.4	20.0
Gross profit	$155.9	$100.7	$85.7	$34.9	$15.4	$392.6

2015
Net product sales(1)	$135.9	$115.8	$68.2	$25.9	$—	$345.8
Cost of product sales	3.3	4.5	3.9	1.8	2.5	16.0
Gross profit	$132.6	$111.3	$64.3	$24.1	$(2.5)	$329.8

	Six Months Ended June 30,
	Remodulin	Tyvaso	Adcirca	Orenitram	Unituxin	Total
2016
Net product sales	$298.7	$209.2	$163.5	$78.2	$32.0	$781.6
Cost of product sales	0.6	7.1	9.5	2.7	0.8	20.7
Gross profit	$298.1	$202.1	$154.0	$75.5	$31.2	$760.9

2015
Net product sales(1)	$282.2	$229.2	$113.5	$46.8	$—	$671.7
Cost of product sales	9.3	12.4	6.7	5.5	2.9	36.8
Gross profit	$272.9	$216.8	$106.8	$41.3	$(2.9)	$634.9

(1)                     Unituxin was approved by the FDA in March 2015 and we commenced sales of Unituxin in the third quarter of 2015.

For the three-month periods ended June 30, 2016 and June 30, 2015, net product sales from our U.S.-based distributors represented 69 percent and 73 percent, respectively, of total revenues. For the six-month periods ended June 30, 2016 and June 30, 2015, net product sales from our U.S.-based distributors represented 71 percent and 75 percent, respectively, of total revenues. Remaining revenues were derived primarily from net product sales of Adcirca and net product sales of Remodulin, Tyvaso, and Unituxin to our international distributors.

14.       Litigation

Watson Laboratories, Inc.

In June 2015, we received a Paragraph IV certification notice letter from Watson Laboratories, Inc. (Watson) indicating that Watson has submitted an abbreviated new drug application (ANDA) to the FDA to market a generic version of Tyvaso. In its notice letter, Watson states that it intends to market a generic version of Tyvaso before the expiration of U.S. Patent Nos. 6,521,212 and 6,756,033, each of which expires in November 2018; and U.S. Patent No. 8,497,393, which expires in December 2028. Watson’s notice letter states that the ANDA contains a Paragraph IV certification alleging that these patents are not valid, not enforceable, and/or will not be infringed by the commercial manufacture, use or sale of the proposed product described in Watson’s ANDA submission. We responded to the Watson notice letter by filing a lawsuit in July 2015 against Watson in the U.S. District Court for the District of New Jersey alleging infringement of each of the patents noted above. Under the Hatch-Waxman Act, the FDA is automatically precluded from approving Watson’s ANDA for up to 30 months from receipt of Watson’s notice letter or until the issuance of a U.S. District Court decision that is adverse to us with respect to all patents noted

above, whichever occurs first. In September 2015, Watson filed (1) a motion to dismiss some, but not all, counts of the complaint; (2) its answer to the complaint; and (3) certain counterclaims against us. The Court granted Watson’s motion to dismiss certain counts of our complaint. In September 2015, we filed our answer to Watson’s counterclaims.

The U.S. Patent and Trademark Office issued to us U.S. Patent Nos. 9,339,507 (the ‘507 patent) and 9,358,240 (the ‘240 patent) in May 2016 and June 2016, respectively. The ‘507 patent is directed to a kit for treating pulmonary hypertension and expires in March 2028. The ‘240 patent is directed to a method of treating pulmonary hypertension and expires in May 2028. Both patents have been listed in FDA’s Approved Drug Products with Therapeutic Equivalents publication (also known as the Orange Book) in connection with Tyvaso. On June 21, 2016, we filed an amended complaint against Watson asserting infringement of both of these patents. On June 30, 2016, we received a second Paragraph IV certification notice letter from Watson relating to the previously submitted ANDA, which addresses the ‘507 and ‘240 patents.

The parties are currently engaged in discovery, and trial on all patent infringement claims is scheduled to take place in September 2017.

We intend to vigorously enforce our intellectual property rights relating to Tyvaso.

Actavis Laboratories FL, Inc.

In February 2016, we received a Paragraph IV certification notice letter (the First Actavis Notice Letter) from Actavis Laboratories FL, Inc. (Actavis) indicating that Actavis has submitted an ANDA to the FDA to market a generic version of the 2.5 mg strength of Orenitram. The First Actavis Notice Letter states that Actavis intends to market a generic version of the 2.5 mg strength of Orenitram before the expiration of the following patents, all of which are listed in the Orange Book:

U.S. Patent No.	Expiration Date
8,252,839	May 2024
9,050,311	May 2024
7,544,713	July 2024
7,417,070	July 2026
8,497,393	December 2028
8,747,897	October 2029
8,410,169	February 2030
8,349,892	January 2031

The First Actavis Notice Letter states that the ANDA contains a Paragraph IV certification alleging that these patents are not valid, not enforceable, and/or will not be infringed by the commercial manufacture, use or sale of the proposed product described in Actavis’ ANDA submission. We responded to the First Actavis Notice Letter by filing a lawsuit (the First Actavis Action) against Actavis in March 2016 in the U.S. District Court for the District of New Jersey alleging infringement of each of the patents noted above and one additional patent, U.S. Patent No. 9,278,901 (the ‘901 patent), which expires in May 2024 and is also now listed in the Orange Book. Under the Hatch-Waxman Act, the FDA is automatically precluded from approving Actavis’ ANDA with respect to the 2.5 mg strength of Orenitram for up to 30 months from receipt of Actavis’ notice letter or until the issuance of a U.S. District Court decision that is adverse to us with respect to all of the eight patents listed in the table above, whichever occurs first. In June 2016, we filed an amended complaint against Actavis, Actavis filed its answer and counterclaims to that amended complaint, and we filed our answer to those counterclaims. The Court has set a scheduling conference in the First Actavis Action for August 2, 2016.

In May 2016, we received a second Paragraph IV certification notice letter from Actavis (the Second Actavis Notice Letter) indicating that Actavis has amended its ANDA to include its generic version of the 0.25 mg and 1.0 mg strengths of Orenitram, in addition to the 2.5 mg strength identified in the First Actavis Notice Letter. We responded to the Second Actavis Notice Letter by filing an additional lawsuit against Actavis (the Second Actavis Action) on June 17, 2016 in the U.S. District Court for the District of New Jersey alleging infringement of the same patents asserted in the First Actavis Action. The Second Actavis Action triggered an additional 30-month stay with respect to the 0.25 mg and 1.0 mg strengths. Specifically, the FDA is automatically precluded from approving Actavis’ ANDA with respect to the 0.25 mg and 1.0 mg strengths of Orenitram for up to 30 months from receipt of the Second Actavis Notice Letter or until the issuance of a U.S. District Court decision that is adverse to us with respect to all of the eight patents listed in the table above and the ‘901 patent, whichever occurs first.

We intend to vigorously enforce our intellectual property rights relating to Orenitram.

SteadyMed Ltd.

On October 1, 2015, SteadyMed Ltd. (SteadyMed) filed a petition with the Patent Trial and Appeal Board (PTAB) of the U.S. Patent and Trademark Office for inter partes review (the IPR Petition) of U.S. Patent No. 8,497,393 (the ‘393 Patent), which we own. In its IPR Petition, SteadyMed seeks to invalidate the claims of the ‘393 Patent, which expires in December 2028 and describes a method of making treprostinil, which is the active pharmaceutical ingredient in our Remodulin, Tyvaso and Orenitram products. We filed a response to the IPR Petition in January 2016. In April 2016, the PTAB instituted an inter partes review of the ‘393 Patent on the basis of SteadyMed’s IPR Petition. The PTAB has preliminarily agreed with SteadyMed’s arguments concerning invalidity, and has initially found that there is a reasonable likelihood that SteadyMed would prevail in challenging the ‘393 patent. The ‘393 Patent was also the subject of the recently-settled litigation with Sandoz, Inc. and Teva Pharmaceuticals USA, Inc. regarding their ANDAs relating to generic forms of Remodulin, and remains the subject of our pending litigation with Watson and Actavis, described above. We intend to vigorously defend the ‘393 Patent. SteadyMed has announced that it is developing a product called Trevyent®, which is a single-use, pre-filled pump for which it plans to seek FDA approval for delivery of a two-day supply of treprostinil subcutaneously using its PatchPump® technology.

Department of Justice Subpoena

In May 2016, we received a subpoena from the U.S. Department of Justice requesting documents regarding our support of 501(c)(3) organizations that provide financial assistance to patients taking our medicines. Other companies have received similar inquiries. We are cooperating with this inquiry.

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

Overview

Our key therapeutic products and product candidates include:

•                  Prostacyclin analogues (Remodulin®, RemoSynch™, RemUnity™, Tyvaso®, Tyvaso-ILD™, Orenitram®, OreniPlus™ and Tysuberprost™): stable synthetic forms of prostacyclin, an important molecule produced by the body that has powerful effects on blood vessel health and function;

•                  Phosphodiesterase type 5 (PDE-5) inhibitor (Adcirca®): a molecule that acts to inhibit the degradation of cyclic guanosine monophosphate (cyclic GMP) in cells. Cyclic GMP is activated by nitric oxide (NO), a naturally occurring substance in the body that mediates the relaxation of vascular smooth muscle;

•                  Monoclonal antibody for oncologic applications (Unituxin®): an antibody that binds to cancerous tumors and destroys the cancer cells through a mechanism called antibody-dependent cell mediated cytotoxicity; and

•                  Organ transplantation products and technologies: engineered lungs and lung tissue, which we are developing using xenotransplantation and regenerative medicine technologies, for transplantation in patients suffering from pulmonary arterial hypertension (PAH) and other lung diseases. Although our primary focus is on engineered lungs, we are also developing technology for other engineered organs, such as kidneys and hearts. Through our wholly-owned subsidiary, Lung Biotechnology PBC, we are also developing technologies to improve outcomes for lung transplant recipients and to increase the supply of donor lungs through ex-vivo lung perfusion.

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

•                  Orenitram (treprostinil) Extended-Release Tablets (Orenitram). In 2013, the FDA approved Orenitram, a tablet dosage form of treprostinil, for the treatment of PAH in WHO Group 1 PAH patients to improve exercise capacity.

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

We have entered into separate, non-exclusive distribution agreements with Accredo Health Group, Inc. (Accredo) and CVS Caremark (Caremark) to distribute Remodulin, Tyvaso and Orenitram in the United States. We also sell Remodulin and Tyvaso to distributors internationally. We have not increased the price of Remodulin since 2010, and we have never increased the price of Orenitram. We have generally increased the price of Tyvaso by 4.9 percent annually; the last such price increase became effective on May 2, 2016. We sell Adcirca through Lilly’s pharmaceutical wholesaler network at a wholesale price determined by Lilly, which Lilly generally increases twice per year. Most recently, Lilly increased the price of Adcirca by 12.9 percent effective June 7, 2016. In the second quarter of 2015, we entered into an exclusive distribution agreement with ASD Specialty Healthcare, Inc. (ASD), an affiliate of AmerisourceBergen Corporation, to distribute Unituxin in the United States. We also sell Unituxin to distributors internationally.

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

We recognize revenues net of: (1) estimated rebates; (2) prompt pay discounts; (3) allowances for sales returns; and (4) distributor fees. We estimate our liability for rebates based on an analysis of historical levels of rebates to both Medicaid and commercial third-party payers after considering the impact of sales trends, changes in government and commercial rebate programs and any anticipated changes in our products’ pricing. In addition, we determine our obligation for prescription drug rebates required for Medicare Part D patients within the coverage gap based on estimates of the number of Medicare Part D patients and the period such patients will remain within the coverage gap. We provide prompt pay discounts to customers that pay amounts due within a specific time period and base related estimates on observed historical customer payment behavior. We derive estimates relating to our allowance for returns of Adcirca based on actual return data accumulated since the drug’s launch in 2009. We also compare patient prescription data for Adcirca to product sales on a quarterly basis to ensure a reasonable relationship between prescription and sales trends. To date, we have not identified any unusual patterns in the volume of prescriptions relative to sales that would warrant reconsideration of our methodology for estimating Adcirca returns. Remodulin, Tyvaso and Orenitram are distributed in the United States under separate contracts with substantially similar terms, which include exchange rights in the event that product is damaged during shipment or expires. The allowance for exchanges for Remodulin, Tyvaso and Orenitram has been negligible and immaterial. Furthermore, we anticipate minimal exchange activity in the future for Remodulin, Tyvaso and Orenitram since we typically sell these products with a remaining shelf life in excess of one year and our distributors generally carry a thirty- to sixty-day supply of our products at any given time. As a result, we do not record reserves for exchanges for Remodulin, Tyvaso and Orenitram at the time of sale. Lastly, we pay our distributors for contractual services rendered and accrue for related fees based on contractual rates applied to the estimated units of service provided by distributors for a given financial reporting period.

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

We are engaged in litigation with Watson Laboratories, Inc. (Watson), contesting its ANDA to market a generic version of Tyvaso before the expiration of certain of our U.S. patents expiring at various dates from November 2018 through December 2028. The U.S. Patent and Trademark Office recently issued two new patents covering Tyvaso to us, U.S. Patent Nos. 9,339,507 (the ‘507 patent) and 9,358,240 (the ‘240 patent). The ‘507 patent is directed to a kit for treating pulmonary hypertension and expires in March 2028, and the ‘240 patent is directed to a method of treating pulmonary hypertension and expires in May 2028. Both patents are now listed in the Orange Book for Tyvaso. In addition, we have filed an amended complaint against Watson asserting infringement of these two new patents.

We are also engaged in litigation with Actavis Laboratories FL, Inc. (Actavis), contesting its ANDA to market a generic version of the 0.25 mg, 1.0 mg and 2.5 mg strengths of Orenitram before the expiration of certain of our U.S. patents expiring at various dates from 2024 through 2031.

Finally, SteadyMed Ltd. (SteadyMed) has filed a petition for inter partes review seeking to invalidate the claims of one of our patents that expires in December 2028 and relates to treprostinil (U.S. Patent No. 8,497,393, which we refer to as the ‘393 Patent), which is the active ingredient in Remodulin, Tyvaso and Orenitram. In April 2016, the Patent Trial and Appeal Board (PTAB) of the U.S. Patent and Trademark Office instituted an inter partes review of the ‘393 Patent on the basis of SteadyMed’s petition. The PTAB has preliminarily agreed with SteadyMed’s arguments concerning invalidity, and has initially found that there is a reasonable likelihood that SteadyMed would prevail in challenging the ‘393 patent. SteadyMed has announced that it is developing a product called Trevyent®, which is a single-use, pre-filled pump being developed to deliver a two-day supply of treprostinil subcutaneously using its PatchPump® technology. In January 2016, SteadyMed announced that Trevyent has been granted orphan drug designation by the FDA for the treatment of PAH. As a result, if Trevyent obtains FDA approval prior to FDA approval of our RemUnity pre-filled, semi-disposable treprostinil pump or RemoSych, our implantable intravenous treprostinil delivery system, SteadyMed could have seven years of exclusivity during which the FDA may be prevented from approving these products except in limited circumstances such as a showing of clinical superiority.

For further details regarding the Watson, Actavis and SteadyMed matters, please see Note 14—Litigation, to our consolidated financial statements.

As a result of our settlements with Sandoz and Teva, we expect to see generic competition for Remodulin from these companies beginning in the United States in June 2018 and December 2018, respectively (or earlier under certain circumstances). This increased competition could reduce our net product sales and profits. In addition, while we intend to vigorously enforce our intellectual property rights relating to our products, there can be no assurance that we will prevail in defending our patent rights, or that additional challenges from other ANDA filers or other challengers will not surface with respect to our products. Our patents could be invalidated, found unenforceable or found not to cover one or more generic forms of Remodulin, Tyvaso or Orenitram. If any ANDA filer were to receive approval to sell a generic version of Remodulin, Tyvaso or Orenitram and/or prevail in any patent litigation, the affected product(s) would become subject to increased competition, which could reduce our net product sales and profits.

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

Our operating expenses include the following costs:

Cost of Product Sales

Our cost of product sales primarily include costs to produce and acquire products sold to customers, royalty payments under license agreements granting us rights to sell related products, direct and indirect distribution costs incurred in the sale of products, and the costs of inventory reserves for current and projected obsolescence. These costs generally include share-based compensation and salary-related expenses for direct manufacturing and indirect support personnel, quality review and release for commercial distribution, direct materials and supplies, depreciation, facilities-related expenses and other overhead costs.

Research and Development

Our research and development expenses primarily include costs associated with the research and development of products and post-marketing research commitments. These costs generally include share-based compensation and salary-related expenses for research and development functions, professional fees for preclinical and clinical studies, costs associated with clinical manufacturing, facilities-related expenses, regulatory costs and costs associated with pre-FDA approval payments to third-party contract manufacturers. Expenses also include costs for third-party arrangements, including upfront fees and milestone payments required under license arrangements for therapies under development.

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

Share-Based Compensation

Historically, we granted stock options under our Amended and Restated Equity Incentive Plan (the 1999 Plan) and awards under our Share Tracking Awards Plan (STAP). In June 2015, our shareholders approved the United Therapeutics Corporation 2015 Stock Incentive Plan (the 2015 Plan), which authorizes the issuance of up to 6,150,000 shares of our common stock. Following approval of the 2015 Plan, we ceased granting awards under the STAP and the 1999 Plan, and we have modified our equity compensation programs to grant stock options to employees who previously received STAP awards, and to grant stock options and restricted stock units to non-employee directors. The grant date fair value of stock options and restricted stock units are recognized as share-based compensation expense ratably over their vesting period.

Although we have ceased granting STAP awards, we still have a significant number of STAP awards outstanding. Our operating expenses and net income are often materially impacted by the recognition of share-based compensation (benefit) expense associated with outstanding STAP awards as the fair value of these awards varies with the changes in our stock price. The fair values of STAP awards and stock option grants are measured using inputs and assumptions under the Black-Scholes-Merton model that can materially impact the amount of share-based compensation expense (benefit) for a given period. The fair value of restricted stock units is measured using our stock price on the date of grant.

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

Cardiopulmonary Disease Projects

RemoSynch

In 2009, we entered into an agreement with Medtronic, Inc. (Medtronic) providing us exclusive rights in the United States, the United Kingdom, Canada, France, Germany, Italy and Japan to develop Medtronic’s proprietary intravascular infusion catheter to be used with its SynchroMed® II implantable infusion pump and related infusion system components (together referred to as the Remodulin Implantable System, or RemoSynch) in order to deliver Remodulin for the treatment of PAH. If the Remodulin Implantable System is successful, it could reduce many of the patient burdens and other complications associated with the use of external pumps to administer prostacyclin analogues. With our funding, Medtronic completed the DelIVery clinical trial, in order to study the safety of the Remodulin Implantable System while administering Remodulin. The primary objective was to demonstrate a rate of catheter-related complications below 2.5 per 1,000 patient-days while using the Remodulin Implantable System to deliver Remodulin. In September 2013, Medtronic informed us that this primary objective was met (p<0.0001).

In order to launch the Remodulin Implantable System in the United States, Medtronic and we are pursuing parallel regulatory filings relating to the device and the drug, respectively. In December 2014, Medtronic submitted a premarket approval application (PMA) seeking FDA approval for the Remodulin Implantable System and labeling changes for the SynchroMed II pump. Medtronic is entirely responsible for responding to any FDA requests for additional information concerning the use of the Remodulin Implantable System with Remodulin. In March 2015, the FDA requested that Medtronic amend its PMA to reflect an amendment to the SynchroMed II PMA separately submitted by Medtronic’s neuromodulation business unit. Medtronic submitted an amendment to its PMA, which was accepted for review by FDA in January 2016. In March 2016, the FDA issued a response letter to Medtronic’s PMA, indicating that the PMA was not approvable and noted various measures that Medtronic should take to make the PMA approvable. Until the FDA receives a complete response to the not approvable letter, the PMA will remain on hold. We are collaborating with Medtronic to submit a response to address the agency’s concerns. When the FDA receives a complete response to a not approvable letter, the agency tries to complete its review within 180 days of receipt, but approval, within a specific timeframe or at all, is not assured.

In January 2015, we submitted a supplemental NDA with new labeling requesting FDA approval to allow the use of Remodulin with the Remodulin Implantable System. The FDA issued a refuse-to-file letter in March 2015, which meant we would need to address FDA comments on our supplemental NDA and resubmit our filing. The FDA also indicated that our submission will be treated as a new NDA. We resubmitted our filing as a new NDA in December 2015. Our filing has been accepted by the FDA for review, and we expect a ten-month review period (ending in October 2016), although we do not expect FDA to approve our NDA until such time as the Medtronic PMA is approved.

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

RemUnity

In December 2014, we entered into an exclusive agreement with DEKA Research & Development Corp. (DEKA) to develop a pre-filled, semi-disposable pump system for subcutaneous delivery of treprostinil, which we call the RemUnity system. Under the terms of the agreement, we will fund the development costs related to the RemUnity system and will pay product fees and a single-digit royalty to DEKA based on commercial sales of the system and the treprostinil drug product sold for use with the system. Currently, we are undertaking engineering, design and development work to optimize the RemUnity pump to deliver a preservative-free formulation of treprostinil in pre-filled reservoirs, and intend to conduct human factor studies in healthy volunteers before submitting an application to the FDA to approve the pre-filled RemUnity pump.

Tyvaso and Tyvaso-ILD

We are developing further enhancements intended to make the Tyvaso Inhalation System easier to use. In addition, we have commenced a phase III registration study called INCREASE, which is a study of inhaled treprostinil as a new product called Tyvaso-ILD in patients with WHO Group 3 pulmonary hypertension associated with interstitial lung disease (specifically associated with idiopathic pulmonary fibrosis or emphysema).

Orenitram and OreniPlus

In December 2013, the FDA approved Orenitram for the treatment of PAH in WHO Group 1 patients to improve exercise capacity. The primary study that supported efficacy of Orenitram was a 12-week monotherapy study (FREEDOM-M) in which PAH patients were not on any approved background PAH therapy.

We believe that in order for Orenitram to reach its full commercial potential, we need to complete further studies to support an amendment to Orenitram’s label to indicate that Orenitram delays morbidity and mortality (also known as “time to clinical worsening”) in patients who are on an approved oral background therapy, at which time we plan to re-brand Orenitram as OreniPlus. As such, we are enrolling at least 610 patients in a phase III registration study called FREEDOM-EV.

We are also planning studies of oral treprostinil in patients with WHO Group 2 pulmonary hypertension (specifically associated with left ventricular diastolic dysfunction) and WHO Group 5 pulmonary hypertension (specifically associated with sickle cell disease).

Tysuberprost

In July 2012, we completed a phase I safety trial of esuberaprost, a single-isomer orally bioavailable prostacyclin analogue, and the data suggested that dosing esuberaprost four times a day was safe. We believe that esuberaprost and treprostinil have differing prostacyclin receptor-binding profiles and thus could provide benefits to certain groups of patients with differing sets of safety and efficacy profiles. We also believe that inhaled treprostinil and esuberaprost have complimentary pharmacokinetic and pharmacodynamic profiles, which indicate that they should provide greater efficacy in combination. As a result, in 2013 we began enrolling a phase III registration study called BEAT (BEraprost 314d Add-on to Tyvaso) to evaluate the clinical benefit and safety of esuberaprost in combination with Tyvaso for patients with PAH who show signs of deterioration on inhaled treprostinil or have a less than optimal response to inhaled treprostinil treatment. We refer to the resulting combination product as Tysuberprost. We intend to enroll 240 patients in the study, which has a primary endpoint of time to clinical worsening.

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

In addition, we are planning studies of Unituxin in patients with additional forms of cancer.

Exosome Related Projects

In 2016, we discovered derivatives of certain types of stem cells that demonstrated regenerative properties in animal models of different diseases. We have selected a product candidate for broncho-pulmonary dysplasia from these derivatives, called Unexisome ™, which we are planning to advance into clinical development.

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

Future Prospects

The extent of our future success is dependent on, among other things, how well we achieve the following objectives: (1) in the near term, continued sales growth of our current commercial products; and (2) in the medium term, augmenting our near-term product growth through further development of our pharmaceutical pipeline for cardiopulmonary and oncologic indications.

Our ability to achieve these objectives and sustain our growth and profitability will depend on many factors, including among others: (1) the timing and outcome of preclinical research, clinical trials and regulatory approvals for products we develop; (2) the timing of and the degree of success related to the commercial launch of new products; (3) the demand for our products; (4) the price of our products and the reimbursement of our products by public and private health insurance organizations; (5) the competition we face within our industry; (6) our ability to effectively manage our business in an increasingly complex legal and regulatory environment; (7) our ability to defend against generic competition and challenges to our patents; and (8) the risks identified in Part II, Item 1A—Risk Factors, included in this Quarterly Report on Form 10-Q.

We will need to construct additional facilities to support the development and commercialization of our products and services. We have budgeted for capital expenditures of approximately $275 million over the next three years.

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

Financial Position

Cash and cash equivalents and marketable investments (both current and long-term) at June 30, 2016 and December 31, 2015 were $948.6 million and $991.8 million, respectively. The decrease of $43.2 million resulted primarily from the use of $259.7 million to repurchase shares of our common stock and the use of $29.1 million in other investing activities, including the purchase of property, plant and equipment, cost method investments, and intangible assets, partially offset by $251.5 million of cash generated from operations.

Accounts receivable at June 30, 2016 and December 31, 2015 were $238.1 million and $192.8 million, respectively. The increase of $45.3 million was primarily due to the timing of sales and cash receipts.

STAP liabilities classified as current liabilities at June 30, 2016 and December 31, 2015 were $120.9 million and $274.5 million, respectively. The decrease of $153.6 million corresponded to a 32 percent decrease in the price of our common stock during the six months ended June 30, 2016 and to a lesser extent, exercises and forfeitures of STAP awards during the six months ended June 30, 2016.

Other liabilities at June 30, 2016 and December 31, 2015 were $92.0 million and $144.0 million, respectively. The decrease of $52.0 million was primarily due to (1) a decrease of $39.8 million in our STAP liability classified as non-current, which corresponded to a 32 percent decrease in the price of our common stock during the six months ended June 30, 2016 and to a lesser extent, forfeitures of STAP awards during the six months ended June 30, 2016; and (2) a $9.1 million decrease in our SERP liability primarily as a result of the re-measurement of our SERP following the departure of certain SERP participants before retirement age. STAP liabilities classified as non-current liabilities at June 30, 2016 and December 31, 2015 were $40.4 million and $80.2 million, respectively. Refer to Note 7—Share Tracking Award Plans and Note 12—Employee Benefit Plans—Supplemental Executive Retirement Plan to our consolidated financial statements.

Additional paid-in capital at June 30, 2016 and December 31, 2015 was $1,826.7 million and $1,790.6 million, respectively. The increase of $36.1 million primarily consisted of $18.5 million in share-based compensation expense, $8.5 million in proceeds from stock option exercises, and $6.1 million related to the conversion of our Convertible Notes. Refer to Note 9—Stockholders’ Equity—Equity Incentive Plan and Note 8—Debt—Convertible Notes to our consolidated financial statements.

Treasury stock at June 30, 2016 and December 31, 2015 was $2,167.9 million and $1,902.1 million, respectively. The increase of $265.8 million primarily consisted of $259.7 million in expenditures to repurchase approximately 2.2 million shares of our common stock. Refer to Note 9—Stockholders’ Equity—Share Repurchases to our consolidated financial statements.

Three Months Ended June 30, 2016 and June 30, 2015

Revenues

The following table presents the components of total revenues (dollars in millions):

	Three Months Ended June 30,		Percentage
	2016	2015	Change
Net product sales:
Remodulin	$158.9	$135.9	16.9%
Tyvaso	107.0	115.8	(7.6)%
Adcirca	90.9	68.2	33.3%
Orenitram	38.0	25.9	46.7%
Unituxin	17.8	—	NM (1)
Other	—	1.4	(100.0)%
Total revenues	$412.6	$347.2	18.8%

(1)  Calculation is not meaningful.

Revenues for the three months ended June 30, 2016 increased by $65.4 million compared to the same period in 2015. The growth in revenues primarily resulted from the following: (1) a $23.0 million increase in Remodulin net product sales due to an increase in the number of patients being treated with Remodulin; (2) a $22.7 million increase in Adcirca net product sales due to an increase in the number of Adcirca bottles sold and price increases, which were determined by Lilly; (3) $17.8 million in net product sales of Unituxin, which we launched in the third quarter of 2015; and (4) a $12.1 million increase in Orenitram net product sales due to an increase in the number of patients being treated with Orenitram and an increase in patients’ average dose. These increases were partially offset by an $8.8 million decrease in Tyvaso net product sales.

We recognize revenues net of: (1) estimated rebates; (2) prompt pay discounts; (3) allowances for sales returns; and (4) distributor fees. These are referred to as gross-to-net deductions and are based on historical experiences and contractual and statutory requirements. The tables below include a reconciliation of the accounts associated with these deductions (in millions):

	Three Months Ended June 30, 2016
	Rebates	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, April 1, 2016	$47.4	$4.0	$5.4	$2.1	$58.9
Provisions attributed to sales in:
Current period	48.9	9.5	1.1	3.1	62.6
Prior periods	3.0	—	—	(0.1)	2.9
Payments or credits attributed to sales in:
Current period	(9.0)	(4.9)	—	(0.4)	(14.3)
Prior periods	(44.3)	(3.7)	(0.2)	(1.9)	(50.1)
Balance, June 30, 2016	$46.0	$4.9	$6.3	$2.8	$60.0

	Three Months Ended June 30, 2015
	Rebates	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, April 1, 2015	$34.8	$3.2	$4.2	$0.3	$42.5
Provisions attributed to sales in:
Current period	44.4	8.1	0.6	1.3	54.4
Prior periods	(1.7)	—	0.4	0.1	(1.2)
Payments or credits attributed to sales in:
Current period	(8.3)	(4.5)	—	(0.9)	(13.7)
Prior periods	(28.2)	(3.1)	(0.5)	0.5	(31.3)
Balance, June 30, 2015	$41.0	$3.7	$4.7	$1.3	$50.7

Cost of Product Sales

The table below summarizes cost of product sales by major category (dollars in millions):

	Three Months Ended
	June 30,		Percentage
	2016	2015	Change
Category:
Cost of product sales	$20.0	$14.7	36.1%
Share-based compensation expense	—	1.3	(100.0)%
Total cost of product sales	$20.0	$16.0	25.0%

Cost of product sales. The increase in cost of product sales of $5.3 million for the three months ended June 30, 2016, as compared to the same period in 2015, was attributable to increased sales volume.

Research and Development Expense

The table below summarizes research and development expense by major category (dollars in millions):

	Three Months Ended
	June 30,		Percentage
	2016	2015	Change
Category:
Research and development expense	$37.0	$36.0	2.8%
Share-based compensation (benefit) expense	(1.8)	13.4	(113.4)%
Total research and development expense	$35.2	$49.4	(28.7)%

Share-based compensation. The decrease in share-based compensation of $15.2 million for the three months ended June 30, 2016, as compared to the same period in 2015, corresponded to a 5 percent decrease in the price of our common stock during the three months ended June 30, 2016, compared to a 1 percent increase in the price of our common stock during the same period in 2015.

Selling, General and Administrative Expense

The table below summarizes selling, general and administrative expense by major category (dollars in millions):

	Three Months Ended
	June 30,		Percentage
	2016	2015	Change
Category:
General and administrative	$44.2	$53.0	(16.6)%
Sales and marketing	24.7	24.4	1.2%
Share-based compensation expense	3.3	32.6	(89.9)%
Total selling, general and administrative expense	$72.2	$110.0	(34.4)%

General and administrative. The decrease in general and administrative expense of $8.8 million for the three months ended June 30, 2016, as compared to the same period in 2015, was primarily attributable to the timing of charitable donations to a non-affiliated, non-profit organization that provides financial assistance to patients with PAH. Donations to the same organization in 2016 totaled $37.0 million, all of which were paid during the first quarter of this year. Donations to the same organization in 2015 were $17.0 million, all of which were paid in the second quarter of 2015. The donations made during the first quarter of 2016 and the second quarter of 2015 represent the full extent of our funding to this organization for these two years. We expense these types of grant payments in the period they are paid.

Share-based compensation. The decrease in share-based compensation of $29.3 million for the three months ended June 30, 2016, as compared to the same period in 2015, was primarily attributable to a 5 percent decrease in the price of our common stock during the three months ended June 30, 2016, compared to a 1 percent increase in the price of our common stock during the same period in 2015. The decrease was partially offset by approximately $9.8 million of costs related to the accelerated vesting of stock options associated with the departure of a company officer during the second quarter of 2016.

Income Tax Expense

Our 2016 effective income tax rate decreased as compared to 2015 primarily due to a decrease in non-deductible share-based compensation, which was driven largely by a decrease in our stock price during 2016.

Six Months Ended June 30, 2016 and 2015

Revenues

The following table sets forth the components of total revenues (dollars in millions):

	Six Months Ended
	June 30,		Percentage
	2016	2015	Change
Net product sales:
Remodulin	$298.7	$282.2	5.8%
Tyvaso	209.2	229.2	(8.7)%
Adcirca	163.5	113.5	44.1%
Orenitram	78.2	46.8	67.1%
Unituxin	32.0	—	NM (1)
Other	—	3.0	(100)%
Total revenues	$781.6	$674.7	15.8%

(1)  Calculation is not meaningful.

Revenues for the six months ended June 30, 2016 increased by $106.9 million, compared to the same period in 2015. The growth in revenues primarily resulted from the following: (1) a $50.0 million increase in Adcirca net product sales due to an increase in the number of Adcirca bottles sold and price increases, which were determined by Lilly; (2) a $31.4 million increase in Orenitram net product sales due to an increase in the number of patients being treated with Orenitram and an increase in patients’ average dose; (3) $32.0 million in net product sales of Unituxin, which we launched in the third quarter of 2015; and (4) a $16.5 million increase in Remodulin net product sales due to an increase in the number of patients being treated with Remodulin. These increases were partially offset by a $20.0 million decrease in Tyvaso net product sales.

We recognize revenues net of: (1) estimated rebates; (2) prompt pay discounts; (3) allowances for sales returns; and (4) distributor fees. These are referred to as gross-to-net deductions and are based on historical experiences and contractual and statutory requirements. The tables below include a reconciliation of the accounts associated with these deductions (in millions):

	Six Months Ended June 30, 2016
	Rebates	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, January 1, 2016	$44.6	$3.9	$5.3	$2.6	$56.4
Provisions attributed to sales in:
Current period	98.7	18.1	1.4	6.1	124.3
Prior periods	3.2	—	—	—	3.2
Payments or credits attributed to sales in:
Current period	(58.2)	(13.4)	—	(3.3)	(74.9)
Prior periods	(42.3)	(3.7)	(0.4)	(2.6)	(49.0)
Balance, June 30, 2016	$46.0	$4.9	$6.3	$2.8	$60.0

	Six Months Ended June 30, 2015
	Rebates	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, January 1, 2015	$31.6	$3.3	$4.0	$0.6	$39.5
Provisions attributed to sales in:
Current period	82.2	15.6	1.1	3.7	102.6
Prior periods	0.9	—	0.3	(0.3)	0.9
Payments or credits attributed to sales in:
Current period	(41.7)	(12.1)	—	(2.3)	(56.1)
Prior periods	(32.1)	(3.2)	(0.8)	(0.3)	(36.4)
Balance, June 30, 2015	$40.9	$3.6	$4.6	$1.4	$50.5

Cost of Product Sales

The table below summarizes cost of product sales by major category (dollars in millions):

	Six Months Ended
	June 30,		Percentage
	2016	2015	Change
Category:
Cost of product sales	$32.6	$25.9	25.9%
Share-based compensation (benefit) expense	(11.9)	10.9	(209.2)%
Total cost of product sales	$20.7	$36.8	(43.8)%

Cost of product sales. The increase in cost of product sales of $6.7 million for the six months ended June 30, 2016, as compared to the same period in 2015, was attributable to increased sales volume.

Share-based compensation. The decrease in share-based compensation of $22.8 million for the six months ended June 30, 2016, as compared to the same period in 2015, corresponded to a 32 percent decrease in the price of our common stock during the six months ended June 30, 2016, compared to a 34 percent increase in the price of our common stock during the same period in 2015.

Research and Development Expense

The table below summarizes research and development expense by major project and non-project component (dollars in millions):

	Six Months Ended
	June 30,		Percentage
	2016	2015	Change
Project and non-project component:
Research and development expense	$73.8	$71.2	3.7%
Share-based compensation (benefit) expense	(39.0)	88.4	(144.1)%
Total research and development expense	$34.8	$159.6	(78.2)%

Share-based compensation. The decrease in share-based compensation of $127.4 million for the six months ended June 30, 2016, as compared to the same period in 2015, corresponded to a 32 percent decrease in the price of our common stock during the six months ended June 30, 2016, compared to a 34 percent increase in the price of our common stock during the same period in 2015.

Selling, General and Administrative Expense

The table below summarizes selling, general and administrative expense by major category (dollars in millions):

	Six Months Ended
	June 30,		Percentage
	2016	2015	Change
Category:
General and administrative	$122.4	$90.7	35.0%
Sales and marketing	47.0	48.1	(2.3)%
Share-based compensation (benefit) expense	(92.2)	182.5	(150.5)%
Total selling, general and administrative expense	$77.2	$321.3	(76.0)%

General and administrative. The increase in general and administrative expense of $31.7 million for the six months ended June 30, 2016, as compared to the same period in 2015, was primarily attributable to a $20.0 million increase in charitable donations to a non-affiliated, non-profit organization that provides financial assistance to patients with PAH.

Share-based compensation. The decrease in share-based compensation of $274.7 million for the six months ended June 30, 2016, as compared to the same period in 2015, corresponded to a 32 percent decrease in the price of our common stock during the six months ended June 30, 2016, compared to a 34 percent increase in the price of our common stock during the same period in 2015.

Income Tax Expense

Our 2016 effective income tax rate decreased as compared to 2015 primarily due to a decrease in non-deductible share-based compensation, which was driven largely by a decrease in our stock price during 2016.

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

Net cash provided by operating activities was $251.5 million for the six months ended June 30, 2016, compared to $150.1 million for the six months ended June 30, 2015. The $101.4 million increase in cash flows from operations was primarily due to a $147.9 million decrease in cash paid to settle STAP awards, partially offset by a $111.9 million increase in cash paid for income taxes. The remaining increase of $65.4 million in cash flows from operations is primarily due to increased sales and the timing of cash receipts.

Investing Activities

Net cash provided by investing activities was $19.7 million for the six months ended June 30, 2016, compared to $99.5 million for the six months ended June 30, 2015. The $79.8 million decrease reflects a decrease of cash provided from the net maturities of held-to-maturity investments of $62.7 million. Due to the anticipated funding requirements of our share repurchase program and planned construction of additional facilities, we have decreased the amount of cash we are reinvesting in held-to-maturity investments.

Financing Activities

Net cash used in financing activities was $263.7 million for the six months ended June 30, 2016, compared to $391.3 million for the six months ended June 30, 2015. The $127.6 million decrease in cash used for financing activities is primarily due to a decrease of $77.1 million in repurchases of our common stock and a decrease of $99.6 million in repayment of debt, as compared to the prior year.

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

The 2016 Credit Agreement contains customary events of default and customary affirmative and negative covenants. As of June 30, 2016, we were in compliance with such covenants and we had not drawn any amounts on the Revolving Facility. Lung Biotechnology PBC is our only subsidiary that guarantees our obligations under the 2016 Credit Agreement though, from time to time, one or more of our other subsidiaries may be required to guarantee such obligations.

Convertible Senior Notes

In October 2011, we issued the Convertible Notes with an aggregate principal value of $250.0 million. Please see Note 8—Debt to our consolidated financial statements for a description of the Convertible Notes. As of June 30, 2016, the outstanding principal balance of our Convertible Notes was $0.9 million, which is due on September 15, 2016.

Share Tracking Awards Plans

Awards granted under our STAP entitle participants to receive in cash an amount equal to the appreciation in our common stock, which is calculated as the increase in the closing price of our common stock between the grant date and the exercise date. Cash requirements associated with the exercise of awards will likely be significant, with the actual requirements dependent on future stock price fluctuation and STAP award exercise activity. At June 30, 2016, the aggregate liability associated with vested STAP awards was $109.2 million, and the aggregate liability associated with all STAP awards was $161.3 million. Based on our review, we believe we currently have sufficient cash and cash equivalents and borrowing capacity to fund any STAP awards that could be exercised during 2016 and beyond. Following the adoption of the 2015 Plan, which is discussed above under Operating Expenses—Share-Based Compensation, we discontinued the issuance of STAP awards and modified our compensation programs to provide for future awards in the form of stock options instead of STAP awards.

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

In October 2015, our Board of Directors authorized a new program for the repurchase of up to $500.0 million of our common stock in open market or privately negotiated transactions, at our discretion. This program is effective from January 1, 2016 to December 31, 2016. During the six months ended June 30, 2016, we repurchased approximately 2.2 million shares of our common stock at an aggregate cost of $259.7 million. We currently have sufficient cash and cash equivalents, borrowing capacity and, if needed, marketable investments, to fund additional repurchases of our common stock under this program.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk has not materially changed since December 31, 2015.

Item 4.  CONTROLS AND PROCEDURES

Based on their evaluation, as of June 30, 2016, our Chairman and Chief Executive Officer and Chief Financial Officer and Treasurer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, summarized, processed and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chairman and Chief Executive Officer and Chief Financial Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

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

•                  The timing and outcome of clinical studies, other research and development efforts, and related regulatory filings and approvals, including:

•                  our plans to complete our FREEDOM-EV study of OreniPlus™ (oral treprostinil as combination therapy) and our BEAT study of Tysuberprost™ (esuberaprost in combination with inhaled treprostinil), achieve an increased time to clinical worsening endpoint in each of these studies and obtain approval from the U.S. Food and Drug Administration (FDA) following the completion of these studies;

•                  our plans to complete a phase III registration study of Tyvaso-ILD™ in patients with interstitial lung disease and obtain FDA approval;

•                  our collaboration with DEKA Research & Development Corp. (DEKA) to develop the RemUnity™ system (a pre-filled, semi-disposable pump system for subcutaneous treprostinil);

•                  pending regulatory filings by Medtronic, Inc. (Medtronic) and us with respect to the RemoSynch™ (the Remodulin Implantable System), as well as the consent decree relating to Medtronic’s implantable pump, and related FDA approvals;

•                  our plans to develop oral treprostinil for the treatment of WHO Group 2 and 5 pulmonary hypertension;

•                  our plan to advance Unexisome™ into clinical development;

•                  our preclinical program to develop engineered organs; and

•                  our phase I safety study of ex-vivo lung perfusion.

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

In addition, we are enrolling a phase III clinical trial called FREEDOM-EV, which is a registration study of OreniPlus (oral treprostinil in combination with other approved therapies) for pulmonary arterial hypertension (PAH). One primary endpoint of the study is time to clinical worsening. The primary endpoint of our phase III registration study of Tysuberprost (esuberaprost in combination with inhaled treprostinil) is also time to clinical worsening. We have not previously conducted a study with time to clinical worsening as its primary endpoint. The timing of enrollment and completion of these studies is subject to uncertainty, in part because study completion depends on the accrual of a pre-specified number of clinical worsening events, the pace of which is inherently difficult to predict. Our inexperience with this type of trial design may impact our ability to conduct these trials appropriately and achieve positive results, or complete the trials within our anticipated timetable. In particular, failure to prove the efficacy of OreniPlus could materially limit the commercial potential of oral treprostinil and impede our growth.

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

•                  Patients do not enroll in our studies at the rate we expect, or we do not observe a sufficient number of worsening events at the rate we expect;

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

Other companies may introduce new products that may render all or some of our technologies and products obsolete or noncompetitive. For example, Uptravi was approved by the FDA in December 2015 for the treatment of PAH, and competes directly with Orenitram. Our commercial therapies may also have to compete with investigational products currently in development, such as Trevyent®, which is a single-use, pre-filled pump being developed by SteadyMed to deliver a two-day supply of treprostinil subcutaneously using its PatchPump® technology. In January 2016, SteadyMed announced that Trevyent has been granted orphan drug designation by the FDA for the treatment of PAH. As a result, if Trevyent obtains FDA approval prior to FDA approval of RemUnity (our pre-filled, semi-disposable treprostinil pump) or RemoSynch (our implantable system for intravenous treprostinil), SteadyMed could have seven years of exclusivity during which the FDA may be prevented from approving these products except in limited circumstances such as a showing of clinical superiority. In addition, alternative approaches to treating chronic diseases, such as gene therapy, cell therapy or transplantation technologies, may make our products obsolete or noncompetitive. If introduced into the market, investigational therapies for PAH could be used in combination with, or as a substitute for, our therapies. If this occurs, doctors may reduce or discontinue the use of our products for their patients.

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

In addition, we received European Commission approval for Unituxin during the third quarter of 2015 and must obtain pricing and reimbursement approvals on a country-by-country basis before launching in individual countries in Europe. In July 2016, health economics analysis authorities in England declined to approve Unituxin reimbursement in that country. Although additional European countries are not bound by this decision, it may negatively influence pricing and reimbursement decisions in additional countries. Delays or failures in obtaining pricing and reimbursement approvals in Europe will limit Unituxin’s future sales growth outside the United States.

Our production strategy exposes us to significant risks.

We must be able to produce sufficient quantities of our commercial products to satisfy the growing demand for our products. We produce Remodulin, Orenitram, Tyvaso and Unituxin, including the active ingredient in each of these products, at our own facilities and rely on third parties for additional production capacity. We rely on Minnetronix, Inc. as the sole manufacturer of the Tyvaso Inhalation System, and on Eli Lilly and Company (Lilly) as the sole manufacturer of Adcirca. In addition, if the RemoSynch system is approved, we will be reliant on Medtronic as the sole manufacturer of the SynchroMed II infusion system and related components.

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

In addition, our internal production process also subjects us to risks as we engage in increasingly complex production processes. For example, Remodulin, Tyvaso and Unituxin are sterile solutions that must be prepared under highly-controlled environmental conditions, which are challenging to maintain on a commercial scale. In addition, Unituxin is a monoclonal antibody. As with all biologic products, monoclonal antibodies are inherently more difficult to produce than our treprostinil-based products and involve increased risk of viral and other contaminants. Finally, we have limited experience producing Orenitram and Unituxin on a commercial scale, and currently all Orenitram and Unituxin production is performed internally. It could take substantial time to establish an FDA-approved contract manufacturer as a back-up supplier of our newest products, Orenitram and Unituxin, or this process may not be successful at all. Our long-term regenerative medicine and xenotransplantation programs will involve exceptionally complicated production processes, many of which have never been attempted on a clinical or commercial scale. It could take substantial time and resources to develop and implement such production processes, or we may never be able to do so successfully.

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

We rely heavily on Medtronic for the success of our program to develop an implantable pump to deliver intravenous Remodulin (the Remodulin Implantable System, or RemoSynch). Medtronic has completed a clinical study in this regard, and submitted a Premarket Approval Application (PMA) seeking FDA approval for the Remodulin Implantable System. Medtronic received a response letter from the FDA in March 2016, indicating that Medtronic’s PMA was not approvable. In its response letter, the FDA noted various measures that Medtronic should take to make the PMA approvable. We are currently collaborating with Medtronic to assess the response letter and to take measures to address the agency’s concerns, which will be entirely Medtronic’s responsibility. If Medtronic obtains PMA approval and we obtain FDA approval of our parallel filing to amend Remodulin’s labeling, we will also rely on Medtronic to manufacture the Remodulin Implantable System and to maintain appropriate quality controls relating to the system. We also note that Medtronic has received a consent decree requiring the company to stop manufacturing, designing and distributing SynchroMed II implantable infusion pump systems, except in limited circumstances, citing violations of the quality system regulation for medical devices. The consent decree will remain in effect until the FDA has determined that Medtronic has met all the provisions listed in the consent decree. It is unclear how this consent decree will impact our program to develop and commercialize the Remodulin Implantable System. As such, we can provide no assurances as to the timing or likelihood of the Remodulin implantable pump program’s success. Similarly, we rely heavily on DEKA for the development of RemUnity, our pre-filled, semi-disposable pump system for subcutaneous treprostinil.

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

Any investigation, inquiry or other legal proceeding relating to our operations may adversely affect our business or results of operations. For example, in May 2016, we received a subpoena from the U.S. Department of Justice requesting documents regarding our support of 501(c)(3) organizations that provide financial assistance to patients taking our medicines. We are cooperating with this inquiry. We are unable to predict how long this inquiry will continue or its outcome, but it may require significant management time and attention, and we may incur significant costs in connection with the investigation, regardless of the outcome.

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

If not preempted by this federal law, several states currently require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products and to report payments and other transfers of value to individual physicians in those states. Depending on the state, legislation may prohibit various other marketing related activities, or require the posting of information relating to clinical studies and their outcomes. In addition, certain states, such as California, Nevada, Connecticut and Massachusetts, require pharmaceutical companies to implement compliance programs or marketing codes and several other states are considering similar proposals. Compliance with these laws is difficult and time consuming, and companies that do not comply with these state laws will face civil penalties.

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

The period under which our commercial and developmental therapies are protected by our patent rights is limited. Three of our U.S. patents covering our current methods of synthesizing and producing treprostinil, the active ingredient in Remodulin, Tyvaso and Orenitram, expire in October 2017, and a fourth will expire in 2028. We settled patent litigation with Sandoz and Teva, which will permit them to launch generic versions of Remodulin in the United States in June 2018 and December 2018, respectively, although they may be permitted to enter the market earlier under certain circumstances. We also have been granted one patent in the European Union and one patent in Japan, each of which covers our treprostinil synthesis and production methods and will expire in October 2018. Our three U.S. patents covering an improved diluent for Remodulin will expire in 2028 and 2029. Our U.S. patent covering intravenous administration of Remodulin with certain diluents expires in 2024. Our patents for Tyvaso covering methods of treating PAH by inhaled delivery and a kit for treating pulmonary hypertension will expire in the United States and in various countries throughout the world in 2018 and 2028, respectively. Our patents for Orenitram covering methods of use for treating PAH, orally administered formulations, controlled moisture storage and production methods and controlled release formulations will expire in the United States between 2024 and 2031 and in various countries throughout the world between 2024 and 2030. The U.S. patent for Adcirca for the treatment of pulmonary hypertension will expire in November 2017.

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

Both Sandoz and Teva filed ANDAs seeking FDA approval to market generic versions of Remodulin, and Watson and Actavis have ANDAs seeking FDA approval to market generic versions of Tyvaso and Orenitram, respectively. We settled patent litigation with Sandoz and Teva, which will permit them to launch their generic Remodulin products in the United States in June 2018 and December 2018, respectively, although they may be permitted to enter the market earlier under certain circumstances, and we have filed lawsuits against Watson and Actavis in the U.S. District Court for the District of New Jersey alleging patent infringement. In addition, in October 2015, SteadyMed filed a petition for inter partes review with the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office seeking to invalidate the claims of one of our patents covering a method of making treprostinil that expires in 2028 and is listed in the Orange Book for Remodulin, Tyvaso, and Orenitram. For details on the status of these matters, please see Note 14—Litigation, to our consolidated financial statements.

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

If a third party commences legal action against us for infringement, or institutes proceedings challenging the validity of our patents, we could be compelled to incur significant costs to defend the action and our management’s attention could be diverted from our day-to-day business operations, whether or not the action were to have any merit. We cannot be certain that we could prevail in the action, and an adverse judgment or settlement resulting from the action could require us to pay substantial amounts in damages for infringement or substantial amounts to obtain a license to continue to use the intellectual property that is the subject of the infringement claim.

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

Members of our management team, including our founder, Chairman and Chief Executive Officer, Dr. Martine Rothblatt, play a critical role in defining our business strategy and maintaining our corporate culture. The loss of the services and leadership of Dr. Rothblatt or any other members of our senior management team could have an adverse effect on our business. We do not maintain key person life insurance on our senior management team members. In addition, effective succession planning is important to our long-term success. Failure to identify, hire and retain suitable successors for members of our senior management team and to transfer knowledge effectively could impede the achievement of our business objectives. Our future success also depends on our ability to attract and retain qualified scientific and technical personnel. Competition for skilled scientific and technical personnel in the biotechnology and pharmaceutical industries is intense. Furthermore, our compensation arrangements may not be sufficient to attract new qualified scientific and technical employees or retain such core employees. If we fail to attract and retain such employees, we may not be successful in developing and commercializing new therapies for PAH and other diseases.

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

The price of common stock can be highly volatile within the pharmaceutical and biotechnology sector. Consequently, there can be significant price and volume fluctuations in the market that may not relate to operating performance. The following table sets forth the high and low closing prices of our common stock for the periods indicated:

	High	Low
January 1, 2016—June 30, 2016	$155.54	$98.33
January 1, 2015—December 31, 2015	$188.56	$119.57
January 1, 2014—December 31, 2014	$136.16	$86.14

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

Similarly, a change of control, under certain circumstances, could also result in an acceleration of the vesting of outstanding STAP awards, stock options and restricted stock units. This, together with any increase in our stock price resulting from the announcement of a change of control, could make an acquisition of our company significantly more expensive to the purchaser. We also have a broad-based change of control severance program, under which employees may be entitled to severance benefits in the event they are terminated without cause (or they terminate their employment for good reason) following a change of control. This program could also increase the cost of acquiring our company.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)(1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs(2)
Beginning repurchase authority				$376,753,632
April 1, 2016 - April 30, 2016	395,200	$113.93	395,200	331,729,288
May 1, 2016 - May 31, 2016	394,320	112.19	394,320	287,488,904
June 1, 2016 - June 30, 2016	435,700	108.36	435,700	240,277,679
Total	1,225,220	$111.39	1,225,220	$240,277,679

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

UNITED THERAPEUTICS CORPORATION

July 28, 2016	/s/ MARTINE A. ROTHBLATT
	By:	Martine A. Rothblatt, Ph.D.
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ JAMES C. EDGEMOND
	By:	James C. Edgemond
	Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description

3.1		Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-76409).

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

4.4		Form of 1.0% Convertible Senior Notes due September 15, 2016, incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed October 17, 2011.

10.1		Form of Grant Notice and Standard Terms and Conditions for Restricted Stock Units Granted to Non-Employee Directors under the United Therapeutics Corporation 2015 Stock Incentive Plan.

10.2	*

Employment Agreement between the Registrant and Michael Benkowitz, effective as of June 26, 2016, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on June 22, 2016.

10.3	*

Change in Control Severance Agreement between the Registrant and Michael Benkowitz, dated as of February 14, 2012, incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K, filed April 28, 2016.

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

101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed with the SEC on July 28, 2016, formatted in Extensible Business Reporting Language (XBRL): (1) the Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (2) the Consolidated Statements of Operations for the three-and six-month periods ended June 30, 2016 and 2015, (3) the Consolidated Statements of Comprehensive Income (Loss) for the three-and six-month periods ended June 30, 2016 and 2015, (4) the Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2016 and 2015, and (5) the Notes to Consolidated Financial Statements.

*	Designates management contracts and compensation plans.

Note: Except as otherwise noted above, all exhibits incorporated by reference to the Registrant’s previously filed reports with the Securities and Exchange Commission are filed under File No. 000-26301.