Form 10-Q
period 2016-09-30
UNITED THERAPEUTICS Corp
filed 2016-10-27
CIK 1082554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2016

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

The number of shares outstanding of the issuer’s common stock, par value $.01 per share, as of October 20, 2016 was 42,415,478.

PART I.  FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

UNITED THERAPEUTICS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$953.0	$831.8
Marketable investments	79.6	122.0
Accounts receivable, net of allowance of none for 2016 and 2015	224.6	192.8
Inventories, net	92.4	81.3
Other current assets	36.4	47.4
Total current assets	1,386.0	1,275.3
Marketable investments	2.3	38.0
Goodwill and other intangible assets, net	34.0	28.4
Property, plant, and equipment, net	488.4	495.8
Deferred tax assets, net	188.8	192.7
Other assets	169.7	154.2
Total assets	$2,269.2	$2,184.4

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$119.0	$103.4
Share tracking awards plan	134.7	274.5
Other current liabilities	60.9	62.8
Total current liabilities	314.6	440.7
Other liabilities	105.0	144.0
Total liabilities	419.6	584.7
Commitments and contingencies
Temporary equity	10.9	11.1
Stockholders’ equity:
Preferred stock, par value $.01, 10,000,000 shares authorized, no shares issued	—	—
Series A junior participating preferred stock, par value $.01, 100,000 shares authorized, no shares issued	—	—
Common stock, par value $.01, 245,000,000 shares authorized, 69,294,345 and 68,987,919 shares issued, and 42,662,031 and 45,760,845 shares outstanding at September 30, 2016 and December 31, 2015, respectively	0.7	0.7
Additional paid-in capital	1,836.7	1,790.6
Accumulated other comprehensive loss	(16.8)	(20.4)
Treasury stock, 26,632,314 and 23,227,074 shares at September 30, 2016 and December 31, 2015, respectively	(2,305.1)	(1,902.1)
Retained earnings	2,323.2	1,719.8
Total stockholders’ equity	1,838.7	1,588.6
Total liabilities and stockholders’ equity	$2,269.2	$2,184.4

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Revenues:
Net product sales	$408.2	$384.7	$1,189.8	$1,056.4
Other	—	1.5	—	4.5
Total revenues	408.2	386.2	1,189.8	1,060.9
Operating expenses:
Cost of product sales	23.6	6.9	44.3	43.7
Research and development	45.9	9.6	80.7	169.2
Selling, general and administrative	100.1	(17.3)	177.3	304.0
Total operating expenses	169.6	(0.8)	302.3	516.9
Operating income	238.6	387.0	887.5	544.0
Other income (expense):
Interest expense	(0.5)	(0.8)	(1.7)	(4.2)
Gain on sale of intangible asset	—	350.0	—	350.0
Other, net	1.0	0.6	2.9	(1.4)
Total other income, net	0.5	349.8	1.2	344.4
Income before income taxes	239.1	736.8	888.7	888.4
Income tax expense	(77.3)	(272.4)	(285.3)	(341.4)
Net income	$161.8	$464.4	$603.4	$547.0
Net income per common share:
Basic	$3.75	$10.20	$13.62	$11.86
Diluted	$3.50	$9.24	$12.76	$10.58
Weighted average number of common shares outstanding:
Basic	43.2	45.5	44.3	46.1
Diluted	46.2	50.2	47.3	51.7

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Net income	$161.8	$464.4	$603.4	$547.0
Other comprehensive (loss) income:
Foreign currency translation loss	(1.0)	(2.1)	(2.8)	(3.7)
Defined benefit pension plan:
Actuarial (loss) gain arising during period, net of tax	(1.2)	—	5.9	(2.1)
Less: amortization of actuarial gain and prior service cost included in net periodic pension cost, net of tax	0.1	0.1	0.5	0.6
Total defined benefit pension plan, net	(1.1)	0.1	6.4	(1.5)
Other comprehensive (loss) income, net of tax	(2.1)	(2.0)	3.6	(5.2)
Comprehensive income	$159.7	$462.4	$607.0	$541.8

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Nine Months Ended September 30,
	2016	2015
	(Unaudited)
Cash flows from operating activities:
Net income	$603.4	$547.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23.8	25.0
Share-based compensation (benefit) expense	(93.2)	162.9
Gain on sale of intangible asset	—	(350.0)
Other	2.5	5.9
Excess tax benefits from share-based compensation	(4.6)	(31.4)
Changes in operating assets and liabilities:
Accounts receivable	(31.7)	(17.4)
Inventories	(12.9)	(7.8)
Accounts payable and accrued expenses	13.9	25.8
Other assets and liabilities	(21.0)	(2.7)
Net cash provided by operating activities	480.2	357.3

Cash flows from investing activities:
Purchases of property, plant and equipment	(23.3)	(18.3)
Purchases of held-to-maturity investments	(0.8)	(62.8)
Maturities of held-to-maturity investments	78.8	232.4
Gain on sale of intangible asset	—	350.0
Purchase of investments under the cost method, net	(7.6)	(54.2)
Purchase of investments under the equity method	(2.1)	—
Intangible assets acquired	(5.2)	—
Net cash provided by investing activities	39.8	447.1

Cash flows from financing activities:
Principal payments of debt	(8.8)	(107.1)
Payments of debt issuance costs	(6.8)	—
Payments to repurchase common stock	(395.5)	(394.5)
Proceeds from the exercise of stock options	6.2	33.0
Issuance of stock under employee stock purchase plan	4.3	4.0
Excess tax benefits from share-based compensation	4.6	31.4
Net cash used in financing activities	(396.0)	(433.2)

Effect of exchange rate changes on cash and cash equivalents	(2.8)	(3.7)
Net increase in cash and cash equivalents	121.2	367.5
Cash and cash equivalents, beginning of period	831.8	397.7
Cash and cash equivalents, end of period	$953.0	$765.2

Supplemental cash flow information:
Cash paid for interest	$0.1	$1.0
Cash paid for income taxes	$283.7	$116.9
Non-cash investing and financing activities:
Non-cash additions to property, plant and equipment	$3.2	$2.4
Issuance of common stock upon conversion of convertible notes	$7.5	$270.6

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(UNAUDITED)

1.              Organization and Business Description

United Therapeutics Corporation is a biotechnology company focused on the development and commercialization of innovative products to address the unmet medical needs of patients with chronic and life-threatening conditions.

We have approval from the U.S. Food and Drug Administration (FDA) to market the following therapies: Remodulin® (treprostinil) Injection (Remodulin), Tyvaso® (treprostinil) Inhalation Solution (Tyvaso), Adcirca® (tadalafil) Tablets (Adcirca), Orenitram® (treprostinil) Extended-Release Tablets (Orenitram) and Unituxin® (dinutuximab) Injection (Unituxin). Our only significant revenues outside the United States are derived from sales of Remodulin in Europe.

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

In our management’s opinion, the accompanying consolidated financial statements contain all adjustments, including normal, recurring adjustments, necessary to fairly present our financial position as of September 30, 2016, statements of operations and comprehensive income for the three-and nine-month periods ended September 30, 2016 and September 30, 2015 and cash flows for the nine-month periods ended September 30, 2016 and September 30, 2015. Interim results are not necessarily indicative of results for an entire year. In the current liabilities section of our balance sheet, we reclassified the prior period amount within “convertible notes” to “other current liabilities” to conform with the current period presentation.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows—Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15), which serves to reduce existing diversity in the classification of certain cash receipts and cash payments on the Statement of Cash Flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. Early adoption is permitted. We are evaluating the effect of adoption on our financial statements.

3.              Investments

Marketable Investments

Marketable investments classified as held-to-maturity consist of the following (in millions):

As of September 30, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government-sponsored enterprises	$44.2	$—	$—	$44.2
Corporate notes and bonds	37.7	—	—	37.7
Total	$81.9	$—	$—	$81.9
Reported under the following captions on the consolidated balance sheet:
Current marketable investments	$79.6
Noncurrent marketable investments	2.3
	$81.9

As of December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government-sponsored enterprises	$53.3	$—	$(0.2)	$53.1
Corporate notes and bonds	106.7	—	—	106.7
Total	$160.0	$—	$(0.2)	$159.8
Reported under the following captions on the consolidated balance sheet:
Current marketable investments	$122.0
Noncurrent marketable investments	38.0
	$160.0

The following table summarizes gross unrealized losses and the length of time marketable investments have been in a continuous unrealized loss position (in millions):

	As of September 30, 2016		As of December 31, 2015
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Government-sponsored enterprises:
Continuous unrealized loss position less than one year	$—	$—	$48.1	$(0.2)
Continuous unrealized loss position greater than one year	—	—	—	—
	—	—	48.1	(0.2)
Corporate notes and bonds:
Continuous unrealized loss position less than one year	7.0	—	63.8	—
Continuous unrealized loss position greater than one year	—	—	—	—
	7.0	—	63.8	—
Total	$7.0	$—	$111.9	$(0.2)

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

The following table summarizes the contractual maturities of held-to-maturity marketable investments (in millions):

	September 30, 2016
	Amortized Cost	Fair Value
Due in less than one year	$79.6	$79.6
Due in one to two years	2.3	2.3
Total	$81.9	$81.9

4.              Fair Value Measurements

We account for certain assets and liabilities at fair value and rank these assets within a fair value hierarchy (Level 1, Level 2 or Level 3). Our other current assets and our current liabilities have fair values that approximate their carrying values. Assets and liabilities subject to fair value measurements are as follows (in millions):

	As of September 30, 2016
	Level 1	Level 2	Level 3	Balance
Assets
Money market funds(1)	$662.3	$—	$—	$662.3
Federally-sponsored and corporate debt securities(2)	—	81.9	—	81.9
Total assets	$662.3	$81.9	$—	$744.2
Liabilities
Contingent consideration(4)	—	—	10.3	10.3
Total liabilities	$—	$—	$10.3	$10.3

	As of December 31, 2015
	Level 1	Level 2	Level 3	Balance
Assets
Money market funds(1)	$496.4	$—	$—	$496.4
Federally-sponsored and corporate debt securities(2)	—	159.8	—	159.8
Total assets	$496.4	$159.8	$—	$656.2
Liabilities
Convertible notes(3)	$16.0	$—	$—	$16.0
Contingent consideration(4)	—	—	9.4	9.4
Total liabilities	$16.0	$—	$9.4	$25.4

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

(3)                     Included in other current liabilities on the accompanying consolidated balance sheets. The Convertible Notes matured on September 15, 2016. The carrying value of the Convertible Notes as of December 31, 2015 was $5.4 million. The fair value of our Convertible Notes was estimated using Level 1 observable inputs since our Convertible Notes were trading with sufficient frequency such that we believed related pricing could be used as the primary basis for measuring their fair value. As of December 31, 2015, the fair value of the Convertible Notes was substantially higher than their book value. This was primarily due to the excess conversion value of the notes compared to the notes’ par value, and the fact that any such excess would be paid in shares of our common stock.

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

5.              Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market (current replacement cost) and consist of the following, net of reserves (in millions):

	September 30, 2016	December 31, 2015
Raw materials	$24.7	$23.1
Work-in-progress	26.2	22.5
Finished goods	41.5	35.7
Total inventories	$92.4	$81.3

6.              Goodwill and Other Intangible Assets

Goodwill and other intangible assets comprise the following (in millions):

	As of September 30, 2016			As of December 31, 2015
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill	$10.3	$—	$10.3	$10.3	$—	$10.3
Other intangible assets:
Technology, patents and trade names	6.5	(4.7)	1.8	6.5	(4.7)	1.8
In-process, research and development	21.5	—	21.5	15.5	—	15.5
Customer relationships and non-compete agreements	4.3	(3.9)	0.4	4.3	(3.5)	0.8
Contract-based	1.3	(1.3)	—	1.3	(1.3)	—
Total	$43.9	$(9.9)	$34.0	$37.9	$(9.5)	$28.4

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

The aggregate STAP liability balance was $184.7 million and $354.7 million at September 30, 2016 and December 31, 2015, respectively, of which $50.0 million and $80.2 million, respectively, has been classified as non-current liabilities under the caption “Other liabilities” on our consolidated balance sheets based on their vesting terms.

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

The table below includes the weighted-average assumptions used to measure the fair value of the outstanding STAP awards:

	September 30, 2016	September 30, 2015
Expected volatility	35.5%	34.5%
Risk-free interest rate	0.9%	1.2%
Expected term of awards (in years)	2.8	4.1
Expected forfeiture rate	10.2%	9.6%
Expected dividend yield	0.0%	0.0%

The closing price of our common stock was $118.08 and $131.24 on September 30, 2016 and September 30, 2015, respectively.

A summary of the activity and status of STAP awards is presented below:

	Number of Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2016	6,845,163	$86.86
Granted	—	—
Exercised	(914,642)	61.41
Forfeited	(544,507)	94.00
Outstanding at September 30, 2016	5,386,014	$90.46	6.7	$208.2
Exercisable at September 30, 2016	2,797,117	$86.50	6.2	$113.5
Expected to vest as of September 30, 2016	2,316,622	$94.33	7.2	$85.4

The weighted average grant-date fair value of STAP awards granted during the nine-month period ended September 30, 2015 was $58.52. No STAP awards were granted during the nine-month period ended September 30, 2016.

Share-based compensation expense (benefit) recognized in connection with STAP awards is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of product sales	$3.5	$(8.1)	$(8.7)	$2.8
Research and development	8.1	(31.1)	(31.6)	57.1
Selling, general and administrative	34.2	(82.4)	(76.2)	99.7
Share-based compensation expense (benefit) before taxes	$45.8	$(121.6)	$(116.5)	$159.6
Related income tax (expense) benefit	(17.1)	45.9	42.6	(60.2)
Share-based compensation expense (benefit), net of taxes	$28.7	$(75.7)	$(73.9)	$99.4

Cash paid to settle STAP awards exercised during the nine-month periods ended September 30, 2016 and September 30, 2015 was $52.7 million and $218.2 million, respectively.

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

The 2016 Credit Agreement contains customary events of default and customary affirmative and negative covenants. As of September 30, 2016, we were in compliance with such covenants and we had not drawn any amounts on the Revolving Facility. Lung Biotechnology PBC is our only subsidiary that guarantees our obligations under the 2016 Credit Agreement though, from time to time, one or more of our other subsidiaries may be required to guarantee such obligations.

Convertible Notes

In October 2011, we issued $250.0 million in aggregate principal value 1.0 percent Convertible Senior Notes due September 15, 2016 (Convertible Notes). Upon maturity of the Convertible Notes in September 2016, we fulfilled all remaining settlement and repayment obligations.

In connection with the issuance of the Convertible Notes, we sold to DB London warrants to acquire up to approximately 5.2 million shares of our common stock at a strike price of $67.56 per share. The warrants will expire incrementally on a series of expiration dates beginning in December 2016 and ending in January 2017. The warrants will be settled on a net-share basis.

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

The components of basic and diluted earnings per common share comprised the following (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net income	$161.8	$464.4	$603.4	$547.0
Denominator:
Weighted average outstanding shares — basic	43.2	45.5	44.3	46.1
Effect of dilutive securities(1):
Warrants	2.3	3.0	2.3	3.1
Stock options, restricted stock units and employee stock purchase plan	0.7	1.2	0.7	1.4
Convertible notes	—	0.5	—	1.1
Weighted average shares — diluted(2)	46.2	50.2	47.3	51.7
Earnings per common share:
Basic	$3.75	$10.20	$13.62	$11.86
Diluted	$3.50	$9.24	$12.76	$10.58

Stock options and warrants excluded from calculation(2)	5.3	3.0	5.3	4.1

(1)                     Calculated using the treasury stock method.

(2)                     Certain convertible notes, stock options and warrants have been excluded from the computation of diluted earnings per share because their impact would be anti-dilutive. Under our convertible note hedge agreement, we were entitled to receive shares required to be issued to investors upon conversion of our Convertible Notes. Since related shares used to compute dilutive earnings per share would be anti-dilutive, they have been excluded from the calculation above.

Equity Incentive Plans

As of September 30, 2016, we have two shareholder-approved equity incentive plans: the United Therapeutics Corporation Amended and Restated Equity Incentive Plan (the 1999 Plan) and the United Therapeutics Corporation 2015 Stock Incentive Plan (the 2015 Plan). The 2015 Plan was approved by our shareholders in June 2015 and provides for the issuance of up to 6,150,000 shares of our common stock pursuant to awards granted under the 2015 Plan. As a result of the approval of the 2015 Plan, no further awards will be granted under the 1999 Plan.

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

We estimate the fair value of stock options using the Black-Scholes-Merton valuation model, which requires us to make certain assumptions that can materially impact the estimation of fair value and related compensation expense. The assumptions used to estimate fair value include the price of our common stock, the expected volatility of our common stock, the risk-free interest rate, the expected term of stock option awards and the expected dividend yield. We measure the fair value of restricted stock units using the stock price on the date of grant. We did not grant any awards under the 1999 Plan during the nine-month periods ended September 30, 2016 and September 30, 2015. During the nine-months ended September 30, 2016 and September 30, 2015, we granted 1.6 million and 0.2 million stock options under the 2015 Plan with a weighted average grant date fair value of $42.54 and $60.77, respectively. These stock options have an aggregate grant date fair value of $69.1 million and $9.9 million, respectively. During the nine-months ended September 30, 2016, we granted 20,960 restricted stock units under the 2015 Plan with a weighted average grant date fair value $101.80. The restricted stock units have an aggregate grant date fair value of $2.1 million. Share-based compensation expense is recorded ratably over the vesting period of the stock option or restricted stock unit.

The table below includes the weighted-average assumptions used to measure the fair value of the stock options granted during the nine-month period ended September 30, 2016:

	September 30, 2016	September 30, 2015
Expected volatility	34.8%	33.1%
Risk-free interest rate	1.6%	2.0%
Expected term of awards (in years)	5.8	5.8
Expected forfeiture rate	5.4%	1.0%
Expected dividend yield	0.0%	0.0%

A summary of the activity and status of stock options under our equity incentive plans during the nine-month period ended September 30, 2016 is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2016	3,247,438	$93.09
Granted	1,625,552	119.33
Exercised	(196,984)	31.73
Forfeited	(165,492)	120.78
Outstanding at September 30, 2016	4,510,514	$104.21	7.2	$83.3
Exercisable at September 30, 2016	3,278,204	$98.49	6.3	$81.9
Expected to vest as of September 30, 2016	1,152,335	$119.30	9.5	$1.4

The total fair value of employee stock options that vested during the nine months ended September 30, 2016 was $19.9 million.

Stock option exercise data is summarized below (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Number of options exercised	42,443	210,256	196,984	807,755
Cash received	$1.2	$8.6	$6.2	$33.0
Total intrinsic value of options exercised	$3.9	$25.3	$17.3	$101.1

Total share-based compensation expense relating to stock options and restricted stock units is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of product sales	$0.1	$—	$0.3	$—
Research and development	0.5	—	1.0	—
Selling, general and administrative	3.2	2.5	21.0	2.5
Share-based compensation expense before taxes	3.8	2.5	22.3	2.5
Related income tax benefit	(1.4)	(0.9)	(8.2)	(0.9)
Share-based compensation expense, net of taxes	$2.4	$1.6	$14.1	$1.6

Selling, general and administrative expense for the nine-month period ended September 30, 2016 includes approximately $9.8 million of costs related to the accelerated vesting of stock options associated with the departure of a company officer during the second quarter of 2016.

As of September 30, 2016, unrecognized compensation cost was $44.1 million, which includes $2.3 million related to the grant of stock options and restricted stock units to non-employee directors in June 2016 and $41.7 million related to unvested stock options awarded to employees. Unvested outstanding stock options and restricted stock units as of September 30, 2016 had a weighted average remaining vesting period of 3.3 years.

Share Repurchases

In October 2015, our Board of Directors authorized the repurchase of up to $500.0 million of our common stock in open market or privately negotiated transactions, or otherwise, at our discretion. This repurchase program is effective from January 1, 2016 through December 31, 2016. The specific timing, amount and other terms of any repurchases will depend on market conditions, corporate and regulatory requirements and other factors. During the three and nine months ended September 30, 2016, we acquired approximately 1.1 million and 3.3 million shares, respectively, of our common stock at an aggregate cost of $135.8 million and $395.5 million, respectively, under this repurchase program.

10.       Accumulated Other Comprehensive Loss

The following table includes changes in accumulated other comprehensive loss by component, net of tax (in millions):

	Defined Benefit Pension Plan	Foreign Currency Translation Losses	Total
Balance, January 1, 2016	$(5.3)	$(15.1)	$(20.4)
Other comprehensive income (loss)	6.4	(2.8)	3.6
Current-period other comprehensive gain (loss)	6.4	(2.8)	3.6
Balance, September 30, 2016	$1.1	$(17.9)	$(16.8)

11.       Income Taxes

Our effective income tax rate (ETR) for the nine months ended September 30, 2016 and 2015 was 32 percent and 38 percent, respectively. Our 2016 ETR decreased compared to 2015 primarily due to a decrease in non-deductible share-based compensation, which was driven largely by a decrease in our stock price during 2016 compared to 2015.

We are subject to federal and state taxation in the United States as well as various foreign jurisdictions. We are no longer subject to income tax examinations by the Internal Revenue Service and substantially all other major jurisdictions for tax years prior to 2011.

As of September 30, 2016 and 2015, our uncertain tax positions are approximately $0.5 million and $1.5 million, respectively, and we are unaware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change within the next twelve months.

12.       Employee Benefit Plans

Supplemental Executive Retirement Plan

During the second quarter of 2016, certain participants in the United Therapeutics Corporation Supplemental Executive Retirement Plan (SERP) departed prior to reaching retirement age under the terms of the SERP. As a result, we remeasured the benefit obligation under the SERP as of June 30, 2016 and recorded a $7.1 million reduction to the benefit obligation with a corresponding increase to “Actuarial gain arising during period, net of tax” within “Accumulated other comprehensive loss.” As part of the re-measurement of the benefit obligation, we updated the discount rate we use to measure our SERP obligation to 3.36 percent. The discount rate as of December 31, 2015 was 3.82 percent.

13.       Segment Information

We currently operate as one operating segment. Our chief operating decision maker regularly reviews net product sales, cost of product sales and gross profit data as a primary measure of performance for each of our five commercial products.

Net product sales, cost of product sales and gross profit for each of our commercial products were as follows (in millions):

	Three Months Ended September 30,
	Remodulin	Tyvaso	Adcirca	Orenitram	Unituxin	Total
2016
Net product sales	$152.4	$101.8	$96.0	$40.7	$17.3	$408.2
Cost of product sales	3.7	5.8	5.5	5.2	3.4	23.6
Gross profit	$148.7	$96.0	$90.5	$35.5	$13.9	$384.6

2015
Net product sales(1)	$150.1	$121.7	$73.8	$34.4	$4.7	$384.7
Cost of product sales	(2.2)	3.5	4.5	2.1	(1.0)	6.9
Gross profit	$152.3	$118.2	$69.3	$32.3	$5.7	$377.8

	Nine Months Ended September 30,
	Remodulin	Tyvaso	Adcirca	Orenitram	Unituxin	Total
2016
Net product sales	$451.1	$311.0	$259.5	$118.9	$49.3	$1,189.8
Cost of product sales	4.3	12.9	15.0	7.9	4.2	44.3
Gross profit	$446.8	$298.1	$244.5	$111.0	$45.1	$1,145.5

2015
Net product sales(1)	$432.3	$350.9	$187.3	$81.2	$4.7	$1,056.4
Cost of product sales	7.1	15.9	11.2	7.6	1.9	43.7
Gross profit	$425.2	$335.0	$176.1	$73.6	$2.8	$1,012.7

(1)                     Unituxin was approved by the FDA in March 2015 and we commenced sales of Unituxin in the third quarter of 2015.

For the three-month periods ended September 30, 2016 and September 30, 2015, net product sales from our U.S.-based distributors represented 68 percent and 72 percent, respectively, of total revenues. For the nine-month periods ended September 30, 2016 and September 30, 2015, net product sales from our U.S.-based distributors represented 70 percent and 74 percent, respectively, of total revenues. Remaining revenues were derived primarily from net product sales of Adcirca and net product sales of Remodulin, Tyvaso, and Unituxin to our international distributors.

14.       Litigation

Watson Laboratories, Inc.

In June 2015, we received a Paragraph IV certification notice letter from Watson Laboratories, Inc. (Watson) indicating that Watson has submitted an abbreviated new drug application (ANDA) to the FDA to market a generic version of Tyvaso. In its notice letter, Watson states that it intends to market a generic version of Tyvaso before the expiration of U.S. Patent Nos. 6,521,212 and 6,756,033, each of which expires in November 2018; and U.S. Patent No. 8,497,393, which expires in December 2028. Watson’s notice letter states that the ANDA contains a Paragraph IV certification alleging that these patents are not valid, not enforceable, and/or will not be infringed by the commercial manufacture, use or sale of the proposed product described in Watson’s ANDA submission. We responded to the Watson notice letter by filing a lawsuit in July 2015 against Watson in the U.S. District Court for the District of New Jersey alleging infringement of each of the patents noted above. Under the Hatch-

Waxman Act, the FDA is automatically precluded from approving Watson’s ANDA for up to 30 months from receipt of Watson’s notice letter or until the issuance of a U.S. District Court decision that is adverse to us with respect to all patents noted above, whichever occurs first. In September 2015, Watson filed (1) a motion to dismiss some, but not all, counts of the complaint; (2) its answer to the complaint; and (3) certain counterclaims against us. The Court granted Watson’s motion to dismiss certain counts of our complaint. In September 2015, we filed our answer to Watson’s counterclaims.

The U.S. Patent and Trademark Office issued to us U.S. Patent Nos. 9,339,507 (the ’507 patent) and 9,358,240 (the ’240 patent) in May 2016 and June 2016, respectively. The ’507 patent is directed to a kit for treating pulmonary hypertension and expires in March 2028. The ’240 patent is directed to a method of treating pulmonary hypertension and expires in May 2028. Both patents have been listed in FDA’s Approved Drug Products with Therapeutic Equivalents publication (also known as the Orange Book) in connection with Tyvaso. On June 21, 2016, we filed an amended complaint against Watson asserting infringement of both of these patents, as well as all of the originally asserted patents. On June 30, 2016, we received a second Paragraph IV certification notice letter from Watson relating to the previously submitted ANDA, which addresses the ’507 and ’240 patents.

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

The First Actavis Notice Letter states that the ANDA contains a Paragraph IV certification alleging that these patents are not valid, not enforceable, and/or will not be infringed by the commercial manufacture, use or sale of the proposed product described in Actavis’ ANDA submission. We responded to the First Actavis Notice Letter by filing a lawsuit (the First Actavis Action) against Actavis in March 2016 in the U.S. District Court for the District of New Jersey alleging infringement of each of the patents noted above and one additional patent, U.S. Patent No. 9,278,901 (the ’901 patent), which expires in May 2024 and is also now listed in the Orange Book. Under the Hatch-Waxman Act, the FDA is automatically precluded from approving Actavis’ ANDA with respect to the 2.5 mg strength of Orenitram for up to 30 months from receipt of Actavis’ notice letter or until the issuance of a U.S. District Court decision that is adverse to us with respect to all of the eight patents listed in the table above, whichever occurs first. In June 2016, we filed an amended complaint against Actavis, Actavis filed its answer and counterclaims to that amended complaint, and we filed our answer to those counterclaims.

In May 2016, we received a second Paragraph IV certification notice letter from Actavis (the Second Actavis Notice Letter) indicating that Actavis has amended its ANDA to include its generic version of the 0.25 mg and 1.0 mg strengths of Orenitram, in addition to the 2.5 mg strength identified in the First Actavis Notice Letter. We responded to the Second Actavis Notice Letter by filing an additional lawsuit against Actavis (the Second Actavis Action) on June 17, 2016 in the U.S. District Court for the District of New Jersey alleging infringement of the same patents asserted in the First Actavis Action. The Second Actavis Action triggered an additional 30-month stay with respect to the 0.25 mg and 1.0 mg strengths. Specifically, the FDA is automatically precluded from approving Actavis’ ANDA with respect to the 0.25 mg and 1.0 mg strengths of Orenitram for up to 30 months from receipt of the Second Actavis Notice Letter or until the issuance of a U.S. District Court decision that is adverse to us with respect to all of the eight patents listed in the table above and the ’901 patent, whichever occurs first.

The Court has consolidated the First Actavis Action and the Second Actavis Action. The parties are currently engaged in discovery, and trial is scheduled for February 2018.

We intend to vigorously enforce our intellectual property rights relating to Orenitram.

SteadyMed Ltd.

On October 1, 2015, SteadyMed Ltd. (SteadyMed) filed a petition with the Patent Trial and Appeal Board (PTAB) of the U.S. Patent and Trademark Office for inter partes review (the IPR Petition) of U.S. Patent No. 8,497,393 (the ’393 Patent), which we own. In its IPR Petition, SteadyMed seeks to invalidate the claims of the ’393 Patent, which expires in December 2028 and describes a method of making treprostinil, which is the active pharmaceutical ingredient in our Remodulin, Tyvaso and Orenitram products. We filed a response to the IPR Petition in January 2016. In April 2016, the PTAB instituted an inter partes review of the ’393 Patent on the basis of SteadyMed’s IPR Petition. The PTAB has preliminarily agreed with SteadyMed’s arguments concerning invalidity, and has initially found that there is a reasonable likelihood that SteadyMed would prevail in challenging the ’393 patent. The ’393 Patent was also the subject of the recently-settled litigation with Sandoz, Inc. and Teva Pharmaceuticals USA, Inc. regarding their ANDAs relating to generic forms of Remodulin, and remains the subject of our pending litigation with Watson and Actavis, described above. We intend to vigorously defend the ’393 Patent. SteadyMed has announced that it is developing a product called Trevyent®, which is a single-use, pre-filled pump for which it plans to seek FDA approval for delivery of a two-day supply of treprostinil subcutaneously using its PatchPump® technology. SteadyMed has announced plans to file an NDA for Trevyent during the first quarter of 2017, and launch the product in late 2017.

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

Overview of Marketed Products

We currently market and sell the following commercial products:

•                  Remodulin® (treprostinil) Injection (Remodulin). Remodulin, a continuously-infused formulation of the prostacyclin analogue treprostinil, is approved by the U.S. Food and Drug Administration (FDA) for subcutaneous (under the skin) and intravenous (in the vein) administration. Prostacyclin analogues are stable synthetic forms of prostacyclin, an important molecule produced by the body that has powerful effects on blood vessel health and function. Remodulin is indicated to diminish symptoms associated with exercise in patients with World Health Organization (WHO) Group 1 pulmonary arterial hypertension (PAH). Remodulin has also been approved in various countries outside of the United States.

•                  Tyvaso® (treprostinil) Inhalation Solution (Tyvaso). Tyvaso, an inhaled formulation of treprostinil, is approved by the FDA to improve exercise ability in WHO Group 1 PAH patients.

•                  Orenitram® (treprostinil) Extended-Release Tablets (Orenitram). In 2013, the FDA approved Orenitram, a tablet dosage form of treprostinil, for the treatment of PAH in WHO Group 1 PAH patients to improve exercise capacity.

•                  Adcirca® (tadalafil) Tablets (Adcirca). We acquired exclusive commercialization rights to Adcirca, an oral PDE-5 inhibitor therapy for PAH, in the United States from Eli Lilly and Company (Lilly). PDE-5 inhibitors inhibit the degradation of cyclic guanosine monophosphate (cyclic GMP) in cells. Cyclic GMP is activated by nitric oxide (NO), a naturally occurring substance in the body that mediates the relaxation of vascular smooth muscle. Adcirca is approved by the FDA to improve exercise ability in WHO Group 1 PAH patients.

•                  Unituxin® (dinutuximab) Injection (Unituxin). In March 2015, the FDA approved Unituxin in combination with granulocyte-macrophage colony-stimulating factor (GM-CSF), interleukin-2 (IL-2), and 13-cis-retinoic acid (RA), for the treatment of pediatric patients with high-risk neuroblastoma who achieve at least a partial response to prior first-line multiagent, multimodality therapy. Unituxin is a chimeric antibody that binds to the antigen called GD2, which is expressed on the surface of some types of cancerous tumors, and destroys the cancer cells through a mechanism called antibody-dependent cell mediated cytotoxicity. We commenced U.S. sales of Unituxin in the third quarter of 2015. We received orphan drug designation for Unituxin from the FDA, conferring an exclusivity period through March 2022, during which the FDA may not approve any application to market the same drug for the same indication, except in limited circumstances such as a showing of clinical superiority.

Revenues

Our net product sales consist entirely of sales of our five commercial products: Remodulin, Tyvaso, Adcirca, Orenitram and Unituxin.

We have entered into separate, non-exclusive distribution agreements with Accredo Health Group, Inc. (Accredo) and CVS Caremark (Caremark) to distribute Remodulin, Tyvaso and Orenitram in the United States, and we entered into an exclusive distribution agreement with ASD Specialty Healthcare, Inc. (ASD), an affiliate of AmerisourceBergen Corporation, to distribute Unituxin in the United States. We also sell Remodulin and Tyvaso to distributors internationally. Price increases on these products generally have been in the single percentage digits, except for Adcirca, the price of which is set by Lilly.

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

Generic Competition

We settled litigation with Sandoz, Inc. (Sandoz) and Teva Pharmaceuticals USA, Inc. (Teva) relating to their abbreviated new drug applications (ANDAs) seeking FDA approval to market generic versions of Remodulin before the expiration of certain of our U.S. patents. Under the terms of our settlement agreements, Sandoz and Teva will be permitted to market their generic versions of Remodulin in the United States beginning in June 2018 and December 2018, respectively, although they may be permitted to enter the market earlier under certain circumstances.

In October 2016, we received a Paragraph IV Certification Notice Letter (the Notice Letter) that another generic drug company, Par Sterile Products, LLC (Par), also filed an ANDA seeking FDA approval to market a generic version of Remodulin. In the Notice Letter, Par states that it intends to market a generic version of Remodulin before the expiration of U.S. Patent No. 8,497,393, which expires in December 2028, and U.S. Patent No. 9,199,908, which expires in May 2024. Par’s Notice Letter states that the ANDA contains a Paragraph IV Certification alleging that these patents are not valid, not enforceable and/or will not be infringed by the commercial manufacture, use or sale of the proposed product described in Par’s ANDA submission. We are currently reviewing the Notice Letter. If we commence a patent infringement lawsuit against Par within 45 days from receipt of the Notice Letter, the FDA would be precluded from approving Par’s ANDA for up to 30 months or until the issuance of a district court decision that is adverse to us, whichever occurs first.

We are engaged in litigation with Watson Laboratories, Inc. (Watson), contesting its ANDA to market a generic version of Tyvaso before the expiration of certain of our U.S. patents expiring at various dates from November 2018 through December 2028. The U.S. Patent and Trademark Office issued to us two new patents covering Tyvaso, U.S. Patent Nos. 9,339,507 (the ’507 patent) and 9,358,240 (the ’240 patent) in May and June 2016, respectively. The ’507 patent is directed to a kit for treating pulmonary hypertension and expires in March 2028, and the ’240 patent is directed to a method of treating pulmonary hypertension and expires in May 2028. Both patents are now listed in the Orange Book for Tyvaso. In addition, we have filed an amended complaint against Watson asserting infringement of these two new patents.

We are also engaged in litigation with Actavis Laboratories FL, Inc. (Actavis), contesting its ANDA to market a generic version of the 0.25 mg, 1.0 mg and 2.5 mg strengths of Orenitram before the expiration of certain of our U.S. patents expiring at various dates from 2024 through 2031.

Finally, SteadyMed Ltd. (SteadyMed) has filed a petition for inter partes review seeking to invalidate the claims of one of our patents that expires in December 2028 and relates to treprostinil (U.S. Patent No. 8,497,393, which we refer to as the ’393 Patent), which is the active ingredient in Remodulin, Tyvaso and Orenitram. In April 2016, the Patent Trial and Appeal Board (PTAB) of the U.S. Patent and Trademark Office instituted an inter partes review of the ’393 Patent on the basis of SteadyMed’s petition. The PTAB has preliminarily agreed with SteadyMed’s arguments concerning invalidity, and has initially found that there is a reasonable likelihood that SteadyMed would prevail in challenging the ’393 patent. SteadyMed has announced that it is developing a product called Trevyent®, which is a single-use, pre-filled pump being developed to deliver a two-day supply of treprostinil subcutaneously using its PatchPump® technology. In January 2016, SteadyMed announced that Trevyent has been granted orphan drug designation by the FDA for the treatment of PAH. As a result, if Trevyent obtains FDA approval prior to FDA approval of our RemUnity pre-filled, semi-disposable treprostinil pump or RemoSynch, our implantable intravenous treprostinil delivery system, SteadyMed could have seven years of exclusivity during which the FDA may be prevented from approving these products except in limited circumstances such as a showing of clinical superiority. SteadyMed has announced plans to file an NDA for Trevyent during the first quarter of 2017, and launch the product in late 2017.

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

Share-Based Compensation

Historically, we granted stock options under our Amended and Restated Equity Incentive Plan (the 1999 Plan) and awards under our Share Tracking Awards Plans (STAP). In June 2015, our shareholders approved the United Therapeutics Corporation 2015 Stock Incentive Plan (the 2015 Plan), which authorizes the issuance of up to 6,150,000 shares of our common stock. Following approval of the 2015 Plan, we ceased granting awards under the STAP and the 1999 Plan, and we modified our equity compensation programs to grant stock options to employees who previously received STAP awards, and to grant stock options and restricted stock units to non-employee directors. The grant date fair value of stock options and restricted stock units are recognized as share-based compensation expense ratably over their vesting period.

Although we have ceased granting STAP awards, we still have a significant number of STAP awards outstanding. Our operating expenses and net income are often materially impacted by the recognition of share-based compensation (benefit)

expense associated with outstanding STAP awards as the fair value of these awards varies with the changes in our stock price. The fair values of STAP awards and stock option grants are measured using inputs and assumptions under the Black-Scholes-Merton model that can materially impact the amount of share-based compensation (benefit) expense for a given period. The fair value of restricted stock units is measured using our stock price on the date of grant.

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

Major Research and Development Projects

Our major research and development projects focus on the following pipeline programs:

Product	Mode of Delivery	Indication	Current Status STUDY NAME CAPS	Target FDA Approval Date	Our Territory	Target U.S. Patient Population Size
RemoSynch™ (Implantable System for Remodulin)	Continuous intravenous via implantable pump	WHO Group 1 pulmonary arterial hypertension (PAH)	PMA resubmitted by Medtronic Oct. 2016. NDA to be resubmitted by UT early 2017.	2017	United States, United Kingdom, Canada, France, Germany, Italy and Japan	6,000
RemUnity™ (treprostinil)	Continuous subcutaneous via pre-filled, semi-disposable pump	PAH	Pre-NDA	2018	Worldwide	6,000
Dinutuximab	Injection or infusion	Multiple GD2 expressing cancers	Phase II/III	2019-2023 for accelerated approval and other regulatory pathways	Worldwide	12,000
RemoPro™ (pain-free subcutaneous Remodulin® prodrug)	Continuous subcutaneous	PAH	Pre-clinical	2019	Worldwide	9,000
OreniPlus™ (Orenitram in combination with approved background therapy)	Oral	PAH (decrease morbidity and mortality)	Phase IV FREEDOM-EV	2019	Worldwide	15,000
Ex-Vivo Lung Perfusion	Pre-transplant service providing extended preservation and assessment of donor lungs	End-stage lung disease	Phase II	2019	United States	8,000
Tysuberprost™ (esuberaprost in combination with Tyvaso)	Oral (esuberaprost) Inhaled (Tyvaso)	PAH (decrease morbidity and mortality)	Phase III BEAT	2019	North America, Europe, Mexico, South America, Egypt, India, South Africa and Australia	10,000
Tyvaso-ILD™ (treprostinil)	Inhaled	Pulmonary hypertension associated with idiopathic pulmonary fibrosis (WHO Group 3)	Phase III INCREASE	2020	Worldwide	27,500
Aurora-GT™ (eNOS gene therapy)	Intravenous injection	PAH	Phase II/III SAPPHIRE	2020	United States	10,000
RemoLiv™ (treprostinil)	Continuous intravenous	Liver transplant tolerance	Phase III STARZL	2020	Worldwide	5,000
OreniLeft™ (treprostinil)	Oral	Pulmonary hypertension associated with left ventricular diastolic dysfunction (WHO Group 2)	Phase III SOUTHPAW	2021	Worldwide	50,000
Unexisome™ (exosome stem cell)	Infusion	Bronchopulmonary dysplasia	Pre-clinical	2022	Worldwide	12,000
OreniCell™ (treprostinil)	Oral	Reduce morbidity and mortality in patients with pulmonary hypertension associated with sickle cell disease (WHO Group 5)	Phase II/III IRONS	2022	Worldwide	25,000
Manufactured Organs	Transplant	End-stage organ failure	Pre-Clinical	2023	Worldwide	> 30,000

RemoSynch (Implantable System for Remodulin)

We are working with Medtronic, Inc. (Medtronic) on a program to develop Medtronic’s proprietary intravascular infusion catheter to be used with its SynchroMed® II implantable infusion pump and related infusion system components (together referred to as the Implantable System for Remodulin, or RemoSynch) in order to deliver Remodulin for the treatment of PAH. If the Implantable System for Remodulin is approved, the technology has the potential to reduce many of the patient burdens and other complications associated with the use of external pumps to administer prostacyclin analogues. In order to launch RemoSynch in the United States, Medtronic and we are pursuing parallel regulatory filings relating to the device and the drug, respectively. Most recently, on October 10, 2016, Medtronic submitted additional information to supplement its premarket approval application (PMA) with FDA to address all the issues raised in a March 2016 letter from the FDA indicating that Medtronic’s PMA was not approvable. We anticipate that the FDA will review the PMA within 180 days, but approval, within a specific timeframe or at all, is not assured. Medtronic is responsible for responding to any FDA requests for additional information concerning its PMA.

In December 2015, we submitted an NDA requesting FDA approval to allow the use of Remodulin with the Implantable System for Remodulin. On October 13, 2016, the FDA issued a complete response letter indicating that it could not approve our NDA prior to approval of the Medtronic PMA. As such, we anticipate either resubmitting our NDA for 60 day review in early 2017, or receiving approval of our NDA at the time the Medtronic PMA is approved.

RemUnity and RemoPro

In December 2014, we entered into an exclusive agreement with DEKA Research & Development Corp. (DEKA) to develop a pre-filled, semi-disposable pump system for subcutaneous delivery of treprostinil, which we call the RemUnity system. Under the terms of the agreement, we will fund the development costs related to the RemUnity system and will pay product fees and a single-digit royalty to DEKA based on commercial sales of the system and the treprostinil drug product sold for use with the system. Currently, we are undertaking engineering, design and development work to optimize the RemUnity pump to deliver a preservative-free formulation of treprostinil in pre-filled reservoirs, and intend to conduct human factor studies in healthy volunteers and functionality testing in patients before submitting an application to the FDA to approve the pre-filled RemUnity pump.

We are also engaged in pre-clinical development of a new prodrug formulation of Remodulin called RemoPro, which is intended to enable subcutaneous delivery without the site pain currently associated with subcutaneous Remodulin. A prodrug is a metabolically inactive compound that, after administration, is metabolized into an active compound. In the case of RemoPro, the prodrug is intended to be inactive in the subcutaneous tissue, which should eliminate site pain, and once absorbed into the blood is metabolized into treprostinil.

Tyvaso and Tyvaso-ILD

We are developing further enhancements intended to make the Tyvaso Inhalation System easier to use. In addition, we have commenced a phase III registration study called INCREASE, which is a study of inhaled treprostinil in patients with WHO Group 3 pulmonary hypertension associated with interstitial lung disease (specifically associated with idiopathic pulmonary fibrosis or emphysema), a product called Tyvaso-ILD.

Orenitram, OreniCell, OreniLeft and OreniPlus

In December 2013, the FDA approved Orenitram for the treatment of PAH in WHO Group 1 patients to improve exercise capacity. The primary study that supported efficacy of Orenitram was a 12-week monotherapy study (FREEDOM-M) in which PAH patients were not on any approved background PAH therapy.

We believe that in order for Orenitram to reach its full commercial potential, we need to complete further studies to support an amendment to Orenitram’s label to indicate that Orenitram delays morbidity and mortality (also known as “time to clinical worsening”) in PAH patients who are on an approved oral background therapy, at which time we plan to seek FDA approval to re-brand Orenitram as OreniPlus. As such, we are enrolling patients in a phase IV registration study called FREEDOM-EV, which is intended to support such a label amendment if successful.

We are also planning studies of oral treprostinil in patients with WHO Group 2 pulmonary hypertension (specifically associated with left ventricular diastolic dysfunction), a product called OreniLeft, and WHO Group 5 pulmonary hypertension (specifically associated with sickle cell disease), a product called OreniCell. Finally, we are planning a clinical study to assess the efficacy of Orenitram in patients being treated with a combination of both ambrisentan and tadalafil background therapies.

Tysuberprost

In July 2012, we completed a phase I safety trial of esuberaprost, a single-isomer orally bioavailable prostacyclin analogue, and the data suggested that dosing esuberaprost four times a day was safe. We believe that esuberaprost and treprostinil have differing prostacyclin receptor-binding profiles and thus could provide benefits to certain groups of patients with differing sets of safety and efficacy profiles. We also believe that inhaled treprostinil and oral esuberaprost have complimentary pharmacokinetic and pharmacodynamic profiles, which indicate that they should provide greater efficacy in combination. As a result, in 2013 we began enrolling a phase III registration study called BEAT (BEraprost 314d Add-on to Tyvaso) to evaluate the clinical benefit and safety of esuberaprost in combination with Tyvaso for patients with PAH who show signs of deterioration on inhaled treprostinil or have a less than optimal response to inhaled treprostinil treatment. We refer to the resulting combination product as Tysuberprost.

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

In addition, we are planning studies of dinutuximab, the active ingredient in Unituxin, in adult patients with additional forms of GD2-expressing cancers, such as small cell lung cancer and other high-risk forms of cancer with GD2 expressing cell tumors. Finally, we are working on the development of a humanized version of dinutuximab, which is intended to reduce the side effects associated with the existing, chimeric form of the drug.

Unexisome

In 2016, we discovered derivatives of certain types of stem cells called exosomes, which demonstrated regenerative properties in animal models of different diseases. We have selected a product candidate for bronchopulmonary dysplasia from these derivatives, referred to as Unexisome™, which we are planning to advance into clinical development.

Aurora-GT

We are planning a phase II/III study of an autologous gene therapy product called Aurora-GT for PAH.

Organ Transplantation

We are engaged in research and development into a variety of technologies designed to increase the supply of transplantable organs and tissues and improve outcomes for transplant recipients. These programs include preclinical research and development of alternative tissue sources through tissue and organ xenotransplantation, as well as regenerative medicine to create engineered organs and organ tissues. Although our primary focus is on engineered lungs, we are also developing technology for other engineered organs, such as kidneys and hearts. Through our wholly-owned subsidiary, Lung Biotechnology PBC, we are also developing technologies to improve outcomes for lung transplant recipients and to increase the supply of donor lungs through ex-vivo lung perfusion. Finally, we are planning a study of Remodulin used post-operatively in patients undergoing orthotopic liver transplants, which we refer to as the RemoLiv program.

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

Financial Position

Cash and cash equivalents and marketable investments (both current and long-term) at September 30, 2016 and December 31, 2015 were $1,034.9 million and $991.8 million, respectively. The increase of $43.1 million resulted primarily from $480.2 million of cash generated from operations, partially offset by the use of $395.5 million to repurchase shares of our common stock and the use of $38.2 million in other investing activities for the purchase of property, plant and equipment, cost method investments, and intangible assets.

Accounts receivable at September 30, 2016 and December 31, 2015 were $224.6 million and $192.8 million, respectively. The increase of $31.8 million was primarily due to the timing of sales and cash receipts.

STAP liabilities classified as current liabilities at September 30, 2016 and December 31, 2015 were $134.7 million and $274.5 million, respectively. The decrease of $139.8 million corresponded to a 25 percent decrease in the price of our common stock during the nine months ended September 30, 2016 and exercises and forfeitures of STAP awards during the same period.

Other liabilities at September 30, 2016 and December 31, 2015 were $105.0 million and $144.0 million, respectively. The decrease of $39.0 million was primarily due to (1) a decrease of $30.2 million in our STAP liability classified as non-current, which corresponded to a 25 percent decrease in the price of our common stock during the nine months ended September 30, 2016 and forfeitures of STAP awards during the nine months ended September 30, 2016; and (2) a $9.1 million net decrease in our SERP liability primarily as a result of the second quarter 2016 re-measurement of our SERP following the departure of certain SERP participants before retirement age. STAP liabilities classified as non-current liabilities at September 30, 2016 and December 31, 2015 were $50.0 million and $80.2 million, respectively. Refer to Note 7—Share Tracking Award Plans and Note 12—Employee Benefit Plans—Supplemental Executive Retirement Plan to our consolidated financial statements.

Additional paid-in capital at September 30, 2016 and December 31, 2015 was $1,836.7 million and $1,790.6 million, respectively. The increase of $46.1 million primarily consisted of $21.7 million in share-based compensation expense and $10.8 million in proceeds from stock option exercises including excess tax benefits. Refer to Note 9—Stockholders’ Equity—Equity Incentive Plans.

Treasury stock at September 30, 2016 and December 31, 2015 was $2,305.1 million and $1,902.1 million, respectively. The increase of $403.0 million primarily consisted of $395.5 million in expenditures to repurchase approximately 3.3 million shares of our common stock. Refer to Note 9—Stockholders’ Equity—Share Repurchases to our consolidated financial statements.

Three Months Ended September 30, 2016 and September 30, 2015

Revenues

The following table presents the components of total revenues (dollars in millions):

	Three Months Ended September 30,		Percentage
	2016	2015	Change
Net product sales:
Remodulin	$152.4	$150.1	1.5%
Tyvaso	101.8	121.7	(16.4)%
Adcirca	96.0	73.8	30.1%
Orenitram	40.7	34.4	18.3%
Unituxin	17.3	4.7	268.1%
Other	—	1.5	(100.0)%
Total revenues	$408.2	$386.2	5.7%

Revenues for the three months ended September 30, 2016 increased by $22.0 million compared to the same period in 2015. The growth in revenues primarily resulted from the following: (1) a $22.2 million increase in Adcirca net product sales due to an increase in the number of Adcirca bottles sold and price increases, which were determined by Lilly; (2) a $12.6 million increase in Unituxin net product sales due to an increase in number of vials sold, compared to the third quarter of 2015, when we launched commercial sales of Unituxin in the United States; (3) a $6.3 million increase in Orenitram net product sales due to an increase in the number of patients being treated with Orenitram; and (4) a $2.3 million increase in Remodulin net product sales due to an increase in the number of patients being treated with Remodulin. These increases were partially offset by a $19.9 million decrease in Tyvaso net product sales.

We recognize revenues net of: (1) estimated rebates; (2) prompt pay discounts; (3) allowances for sales returns; and (4) distributor fees. These are referred to as gross-to-net deductions and are based on historical experiences and contractual and statutory requirements. The tables below include a reconciliation of the accounts associated with these deductions (in millions):

	Three Months Ended September 30, 2016
	Rebates	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, July 1, 2016	$46.0	$4.9	$6.3	$2.8	$60.0
Provisions attributed to sales in:
Current period	57.0	9.5	0.4	3.4	70.3
Prior periods	(0.2)	—	—	(0.1)	(0.3)
Payments or credits attributed to sales in:
Current period	(8.9)	(5.4)	—	(1.0)	(15.3)
Prior periods	(43.2)	(4.5)	—	(2.5)	(50.2)
Balance, September 30, 2016	$50.7	$4.5	$6.7	$2.6	$64.5

	Three Months Ended September 30, 2015
	Rebates	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, July 1, 2015	$41.0	$3.7	$4.7	$1.3	$50.7
Provisions attributed to sales in:
Current period	40.0	8.6	0.7	3.1	52.4
Prior periods	1.0	—	—	—	1.0
Payments or credits attributed to sales in:
Current period	(7.2)	(5.2)	—	(1.0)	(13.4)
Prior periods	(34.9)	(3.5)	(0.6)	(1.4)	(40.4)
Balance, September 30, 2015	$39.9	$3.6	$4.8	$2.0	$50.3

Cost of Product Sales

The table below summarizes cost of product sales by major category (dollars in millions):

	Three Months Ended September 30,		Percentage
	2016	2015	Change
Category:
Cost of product sales	$20.0	$15.0	33.3%
Share-based compensation expense (benefit)	3.6	(8.1)	144.4%
Total cost of product sales	$23.6	$6.9	242.0%

Cost of product sales. The increase in cost of product sales of $5.0 million for the three months ended September 30, 2016, as compared to the same period in 2015, was attributable to increased sales.

Share-based compensation. The increase in share-based compensation of $11.7 million for the three months ended September 30, 2016, as compared to the same period in 2015, corresponded to an 11 percent increase in the price of our common stock during the three months ended September 30, 2016, compared to a 25 percent decrease in the price of our common stock during the same period in 2015.

Research and Development Expense

The table below summarizes research and development expense by major category (dollars in millions):

	Three Months Ended September 30,		Percentage
	2016	2015	Change
Category:
Research and development expense	$37.2	$40.6	(8.4)%
Share-based compensation expense (benefit)	8.7	(31.0)	128.1%
Total research and development expense	$45.9	$9.6	378.1%

Share-based compensation. The increase in share-based compensation of $39.7 million for the three months ended September 30, 2016, as compared to the same period in 2015, corresponded to an 11 percent increase in the price of our common stock during the three months ended September 30, 2016, compared to a 25 percent decrease in the price of our common stock during the same period in 2015.

Selling, General and Administrative Expense

The table below summarizes selling, general and administrative expense by major category (dollars in millions):

	Three Months Ended September 30,		Percentage
	2016	2015	Change
Category:
General and administrative	$42.4	$41.0	3.4%
Sales and marketing	20.1	21.5	(6.5)%
Share-based compensation expense (benefit)	37.6	(79.8)	147.1%
Total selling, general and administrative expense	$100.1	$(17.3)	678.6%

Share-based compensation. The increase in share-based compensation of $117.4 million for the three months ended September 30, 2016, as compared to the same period in 2015, was primarily attributable to an 11 percent increase in the price of our common stock during the three months ended September 30, 2016, compared to a 25 percent decrease in the price of our common stock during the same period in 2015.

Gain on Sale of Intangible Asset

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

Income Tax Expense

Our 2016 effective income tax rate (ETR) decreased as compared to 2015 primarily due to a decrease in non-deductible share-based compensation, which was driven largely by a decrease in our stock price during 2016 compared to 2015.

Nine Months Ended September 30, 2016 and 2015

Revenues

The following table sets forth the components of total revenues (dollars in millions):

	Nine Months Ended September 30,		Percentage
	2016	2015	Change
Net product sales:
Remodulin	$451.1	$432.3	4.3%
Tyvaso	311.0	350.9	(11.4)%
Adcirca	259.5	187.3	38.5%
Orenitram	118.9	81.2	46.4%
Unituxin	49.3	4.7	948.9%
Other	—	4.5	(100)%
Total revenues	$1,189.8	$1,060.9	12.2%

Revenues for the nine months ended September 30, 2016 increased by $128.9 million, compared to the same period in 2015. The growth in revenues primarily resulted from the following: (1) a $72.2 million increase in Adcirca net product sales due to an increase in the number of Adcirca bottles sold and price increases, which were determined by Lilly; (2)  a $44.6 million increase in Unituxin net product sales due to an increase in number of vials sold, compared to the third quarter of 2015, when we launched commercial sales of Unituxin in the United States; (3) a $37.7 million increase in Orenitram net product sales due to an increase in the number of patients being treated with Orenitram; and (4) a $18.8 million increase in Remodulin net product sales due to an increase in the number of patients being treated with Remodulin. These increases were partially offset by a $39.9 million decrease in Tyvaso net product sales.

We recognize revenues net of: (1) estimated rebates; (2) prompt pay discounts; (3) allowances for sales returns; and (4) distributor fees. These are referred to as gross-to-net deductions and are based on historical experiences and contractual and statutory requirements. The tables below include a reconciliation of the accounts associated with these deductions (in millions):

	Nine Months Ended September 30, 2016
	Rebates	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, January 1, 2016	$44.6	$3.9	$5.3	$2.6	$56.4
Provisions attributed to sales in:
Current period	154.7	27.5	1.9	9.4	193.5
Prior periods	4.0	—	—	—	4.0
Payments or credits attributed to sales in:
Current period	(110.4)	(23.2)	—	(6.8)	(140.4)
Prior periods	(42.2)	(3.7)	(0.5)	(2.6)	(49.0)
Balance, September 30, 2016	$50.7	$4.5	$6.7	$2.6	$64.5

	Nine Months Ended September 30, 2015
	Rebates	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, January 1, 2015	$31.6	$3.3	$4.0	$0.6	$39.5
Provisions attributed to sales in:
Current period	123.3	24.3	1.8	6.7	156.1
Prior periods	0.8	—	0.3	(0.3)	0.8
Payments or credits attributed to sales in:
Current period	(82.6)	(20.8)	—	(4.7)	(108.1)
Prior periods	(33.2)	(3.2)	(1.3)	(0.3)	(38.0)
Balance, September 30, 2015	$39.9	$3.6	$4.8	$2.0	$50.3

Cost of Product Sales

The table below summarizes cost of product sales by major category (dollars in millions):

	Nine Months Ended September 30,		Percentage
	2016	2015	Change
Category:
Cost of product sales	$52.6	$40.9	28.6%
Share-based compensation (benefit) expense	(8.3)	2.8	(396.4)%
Total cost of product sales	$44.3	$43.7	1.4%

Cost of product sales. The increase in cost of product sales of $11.7 million for the nine months ended September 30, 2016, as compared to the same period in 2015, was attributable to increased sales.

Share-based compensation. The decrease in share-based compensation of $11.1 million for the nine months ended September 30, 2016, as compared to the same period in 2015, corresponded to a 25 percent decrease in the price of our common stock during the nine months ended September 30, 2016, compared to a 1 percent increase in the price of our common stock during the same period in 2015.

Research and Development Expense

The table below summarizes research and development expense by major project and non-project component (dollars in millions):

	Nine Months Ended September 30,		Percentage
	2016	2015	Change
Project and non-project component:
Research and development expense	$111.0	$111.8	(0.7)%
Share-based compensation (benefit) expense	(30.3)	57.4	(152.8)%
Total research and development expense	$80.7	$169.2	(52.3)%

Share-based compensation. The decrease in share-based compensation of $87.7 million for the nine months ended September 30, 2016, as compared to the same period in 2015, corresponded to a 25 percent decrease in the price of our common stock during the nine months ended September 30, 2016, compared to a 1 percent increase in the price of our common stock during the same period in 2015.

Selling, General and Administrative Expense

The table below summarizes selling, general and administrative expense by major category (dollars in millions):

	Nine Months Ended September 30,		Percentage
	2016	2015	Change
Category:
General and administrative	$164.8	$131.7	25.1%
Sales and marketing	67.1	69.6	(3.6)%
Share-based compensation (benefit) expense	(54.6)	102.7	(153.2)%
Total selling, general and administrative expense	$177.3	$304.0	(41.7)%

General and administrative. The increase in general and administrative expense of $33.1 million for the nine months ended September 30, 2016, as compared to the same period in 2015, was primarily attributable to a $20.0 million increase in charitable donations to a non-affiliated, non-profit organization that provides financial assistance to patients with PAH.

Share-based compensation. The decrease in share-based compensation of $157.3 million for the nine months ended September 30, 2016, as compared to the same period in 2015, corresponded to a 25 percent decrease in the price of our common stock during the nine months ended September 30, 2016, compared to a 1 percent increase in the price of our common stock during the same period in 2015.

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

Income Tax Expense

Our ETR for the nine months ended September 30, 2016 and 2015 was 32 percent and 38 percent, respectively. Our 2016 ETR decreased as compared to 2015 primarily due to a decrease in non-deductible share-based compensation, which was driven largely by a decrease in our stock price during 2016 compared to 2015.

Liquidity and Capital Resources

We have funded our operations principally through sales of our commercial products and, from time-to-time, third-party financing arrangements. We believe that our current liquidity is sufficient to fund ongoing operations and future business plans as we expect demand for our commercial products to continue to grow. Furthermore, our customer base remains stable and we believe it presents minimal credit risk. However, any projections of future cash flows are inherently subject to uncertainty and we may seek other forms of financing. In January 2016, we entered into a credit agreement providing a five-year, unsecured, revolving line of credit of up to $1.0 billion, which remains undrawn at September 30, 2016. See Unsecured Revolving Credit Facility below for further details.

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

Net cash provided by operating activities was $480.2 million for the nine months ended September 30, 2016, compared to $357.3 million for the nine months ended September 30, 2015. The $122.9 million increase in cash flows from operations was primarily due to a $165.5 million decrease in cash paid to settle STAP awards, and an increase in total revenues of $128.9 million which resulted in higher cash collections, partially offset by a $166.8 million increase in cash paid for income taxes.

Investing Activities

Net cash provided by investing activities was $39.8 million for the nine months ended September 30, 2016, compared to $447.1 million for the nine months ended September 30, 2015. The $407.3 million decrease reflects $350.0 million of cash from the sale of our PPRV in September 2015 and a decrease of cash provided from held-to-maturity investments of $91.6 million, partially offset by a decrease of $46.6 million in the purchase of investments under the cost method. Due to the anticipated funding requirements of our share repurchase program and planned construction of additional facilities, we have decreased the amount of cash we are reinvesting in held-to-maturity investments.

Financing Activities

Net cash used in financing activities was $396.0 million for the nine months ended September 30, 2016, compared to $433.2 million for the nine months ended September 30, 2015. The $37.2 million decrease in cash used for financing activities is primarily due to a decrease of $98.3 million in repayment of debt, partially offset by a decrease of $53.6 million in proceeds from stock option exercises including excess tax benefits from share-based compensation.

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

The 2016 Credit Agreement contains customary events of default and customary affirmative and negative covenants. As of September 30, 2016, we were in compliance with such covenants and we had not drawn any amounts on the Revolving Facility. Lung Biotechnology PBC is our only subsidiary that guarantees our obligations under the 2016 Credit Agreement though, from time to time, one or more of our other subsidiaries may be required to guarantee such obligations.

Convertible Senior Notes

In October 2011, we issued the Convertible Notes with an aggregate principal value of $250.0 million. Upon maturity of the Convertible Notes in September 2016, we fulfilled all remaining settlement and repayment obligations.

Share Tracking Awards Plans

Awards granted under our STAP entitle participants to receive in cash an amount equal to the appreciation in our common stock, which is calculated as the increase in the closing price of our common stock between the grant date and the exercise date. Cash requirements associated with the exercise of awards will likely be significant, with the actual requirements dependent on future stock price fluctuation and STAP award exercise activity. At September 30, 2016, the aggregate liability associated with vested STAP awards was $114.2 million, and the aggregate liability associated with all STAP awards was $184.7 million. Based on our review, we believe we currently have sufficient cash and cash equivalents and borrowing capacity to fund any STAP awards that could be exercised during 2016 and beyond.

Share Repurchases

In October 2015, our Board of Directors authorized a program for the repurchase of up to $500.0 million of our common stock in open market or privately negotiated transactions, at our discretion. This program is effective from January 1, 2016 to December 31, 2016. During the nine months ended September 30, 2016, we repurchased approximately 3.3 million shares of our common stock at an aggregate cost of $395.5 million. We currently have sufficient cash and cash equivalents, borrowing capacity and, if needed, marketable investments, to fund additional repurchases of our common stock under this program.

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

Item 4.  CONTROLS AND PROCEDURES

Based on their evaluation, as of September 30, 2016, our Chairman and Chief Executive Officer and Chief Financial Officer and Treasurer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, summarized, processed and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chairman and Chief Executive Officer and Chief Financial Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

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

•                  Our ability to maintain attractive pricing for our products, in light of increasing competition (including from generic companies) and pressure from government and other payers to decrease the costs associated with healthcare;

•                  The expected volume and timing of sales of our existing commercial products — Remodulin® (treprostinil) Injection (Remodulin), Tyvaso® (treprostinil) Inhalation Solution (Tyvaso), Orenitram® (treprostinil) Extended-Release Tablets (Orenitram), Adcirca® (tadalafil) Tablets (Adcirca) and Unituxin® (dinutuximab) Injection (Unituxin) — and potential future commercial products;

•                  The timing and outcome of clinical studies, other research and development efforts, related regulatory filings and approvals and market opportunities, including:

•                  pending regulatory filings by Medtronic, Inc. (Medtronic) and us with respect to the RemoSynch™ (the Implantable System for Remodulin), as well as the consent decree relating to Medtronic’s implantable pump, and our goal of obtaining related U.S. Food and Drug Administration (FDA) approvals in 2017;

•                  our collaboration with DEKA Research & Development Corp. (DEKA) to develop the RemUnity™ system (a pre-filled, semi-disposable pump system for subcutaneous treprostinil) and our goal of obtaining FDA approval in 2018;

•                  our plan to develop dinutiximab for additional indications, and our goal of obtaining related FDA approvals in the 2019-2023 timeframe;

•                  our plan to develop a pain-free prodrug formulation of Remodulin called RemoPro™ and our goal of obtaining FDA approval in 2019;

•                  our plans to complete our FREEDOM-EV study of OreniPlus™ (oral treprostinil as combination therapy) and our BEAT study of Tysuberprost™ (esuberaprost in combination with inhaled treprostinil) and achieve an increased time to clinical worsening endpoint in each of these studies, and our goal of obtaining obtain approval from the FDA following the completion of these studies in 2019;

•                  our plans to complete a phase III registration study of Tyvaso-ILD™ in patients with interstitial lung disease and our goal of obtaining FDA approval in 2020;

•                  our plans to develop oral treprostinil for the treatment of WHO Group 2 and 5 pulmonary hypertension and our goal of obtaining related FDA approvals in 2021 and 2022, respectively;

•                  our plan to advance Unexisome™ into clinical development and our goal of obtaining FDA approval in 2022;

•                  our preclinical program to develop engineered organs and our goal of obtaining FDA approval in 2023;

•                  our phase III program to study Remodulin in liver transplant patients, and our goal of obtaining FDA approval in 2020;

•                  our phase II/III program to study gene therapy for PAH and our goal of obtaining FDA approval in 2020; and

•                  our phase II study of ex-vivo lung perfusion and our goal of obtaining FDA approval in 2019.

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

•                  Our expectations regarding our ability to defend our intellectual property relating to Remodulin, Tyvaso and Orenitram against generic and other challenges, including but not limited to our ongoing litigation with Watson Laboratories, Inc. (Watson) and Actavis Laboratories FL, Inc. (Actavis) related to Tyvaso and Orenitram, respectively, the recent generic challenge to Remodulin by Par Sterile Products, LLC (Par), and the petition by SteadyMed Ltd. (SteadyMed) seeking to invalidate one of our patents relating to treprostinil, which is the active ingredient in Remodulin, Tyvaso and Orenitram;

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

Sales of our current PAH therapies (Remodulin, Tyvaso, Orenitram and Adcirca) comprise the vast majority of our revenues. A wide variety of events, many of which are described in other risk factors below, could cause sales of these products to decline, or to grow more slowly than expected. For instance, we would be unable to sell any of these products if their regulatory approvals were withdrawn. Any substantial change in the prescribing practices or dosing patterns of patients using Remodulin, Tyvaso, Orenitram or Adcirca due to combination or competing therapies, side effects, adverse events, deaths or any other reasons could decrease related revenues. We also face potential generic competition. For example, during the fourth quarter of 2012, generic sildenafil became commercially available, which could negatively affect demand for Adcirca. We could also face generic competition for Adcirca following patent expiry in November 2017. We also settled patent litigation with Sandoz and Teva relating to Remodulin, and have agreed that Sandoz and Teva will be permitted to launch their generic versions of Remodulin in the United States in June 2018 and December 2018, respectively, although they may be permitted to launch earlier under certain circumstances. In October 2016, we received notice that Par has also filed an abbreviated new drug application (ANDA) seeking FDA approval to market a generic version of Remodulin. We are also defending our intellectual property related to Tyvaso and Orenitram against generic challenges by two additional generic companies, and another company has filed a petition challenging the validity of one of our patents relating to Remodulin, Tyvaso and Orenitram. In addition, we rely on third parties to produce, market, distribute and sell all of our commercial products. The inability of any one of these third parties to perform these functions satisfactorily could result in a reduction in sales. In addition, any failure to effectively manage our internal production processes could result in an inability to meet patient demand. Because we are highly dependent on sales of Remodulin, Tyvaso, Adcirca and Orenitram, a reduction in sales of any one of these products could have a material adverse impact on our operations.

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

In addition, we are enrolling a phase IV clinical trial called FREEDOM-EV, which is a registration study of OreniPlus (oral treprostinil in combination with other approved therapies) for pulmonary arterial hypertension (PAH). One primary endpoint of the study is time to clinical worsening. The primary endpoint of our phase III registration study of Tysuberprost (esuberaprost in combination with inhaled treprostinil) is also time to clinical worsening. We have not previously conducted a study with time to clinical worsening as its primary endpoint. The timing of enrollment and completion of these studies is subject to uncertainty, in part because study completion depends on the accrual of a pre-specified number of clinical worsening events, the pace of which is inherently difficult to predict. Our inexperience with this type of trial design may impact our ability to conduct these trials appropriately and achieve positive results, or complete the trials within our anticipated timetable. In particular, failure to prove the efficacy of OreniPlus could materially limit the commercial potential of oral treprostinil and impede our growth.

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

Other companies may introduce new products that may render all or some of our technologies and products obsolete or noncompetitive. For example, Uptravi was approved by the FDA in December 2015 for the treatment of PAH, and competes directly with Orenitram. Our commercial therapies may also have to compete with investigational products currently in development, such as Trevyent®, which is a single-use, pre-filled pump being developed by SteadyMed to deliver a two-day supply of treprostinil subcutaneously using its PatchPump® technology. SteadyMed has announced plans to file an NDA for Trevyent during the first quarter of 2017, and launch the product in late 2017. In January 2016, SteadyMed announced that Trevyent has been granted orphan drug designation by the FDA for the treatment of PAH. As a result, if Trevyent obtains FDA approval prior to FDA approval of RemUnity (our pre-filled, semi-disposable treprostinil pump) or RemoSynch (our implantable system for intravenous treprostinil), SteadyMed could have seven years of exclusivity during which the FDA may be prevented from approving these products except in limited circumstances such as a showing of clinical superiority. In addition, alternative approaches to treating chronic diseases, such as gene therapy, cell therapy or transplantation technologies, may make our products obsolete or noncompetitive. If introduced into the market, investigational therapies for PAH could be used in combination with, or as a substitute for, our therapies. If this occurs, doctors may reduce or discontinue the use of our products for their patients.

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

We rely heavily on Medtronic for the success of our program to develop an implantable pump to deliver intravenous Remodulin (the Implantable System for Remodulin, or RemoSynch). Medtronic has completed a clinical study in this regard, and submitted a Premarket Approval Application (PMA) seeking FDA approval for the Implantable System for Remodulin. Medtronic received a response letter from the FDA in March 2016, indicating that Medtronic’s PMA was not approvable. In its response letter, the FDA noted various measures that Medtronic should take to make the PMA approvable. Medtronic submitted additional information to supplement its PMA in October 2016, and it remains Medtronic’s responsibility to address any further follow-up with the FDA. If Medtronic obtains PMA approval and we obtain FDA approval of our parallel NDA filing to amend Remodulin’s labeling, we will also rely on Medtronic to manufacture the Implantable System for Remodulin and to maintain appropriate quality controls relating to the system. We also note that Medtronic has received a consent decree requiring the company to stop manufacturing, designing and distributing SynchroMed II implantable infusion pump systems, except in limited circumstances, citing violations of the quality system regulation for medical devices. The consent decree will remain in effect until the FDA has determined that Medtronic has met all the provisions listed in the consent decree. It is unclear how this consent decree will impact our program to develop and commercialize the Implantable System for Remodulin. As such, we can provide no assurances as to the timing or likelihood of the program’s success. Similarly, we rely heavily on DEKA for the development of RemUnity, our pre-filled, semi-disposable pump system for subcutaneous treprostinil.

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

The period under which our commercial and developmental therapies are protected by our patent rights is limited. Three of our U.S. patents covering our current methods of synthesizing and producing treprostinil, the active ingredient in Remodulin, Tyvaso and Orenitram, expire in October 2017, and a fourth will expire in 2028. We settled patent litigation with Sandoz and Teva, which will permit them to launch generic versions of Remodulin in the United States in June 2018 and December 2018, respectively, although they may be permitted to enter the market earlier under certain circumstances. In October 2016, we received notice that Par has also filed an ANDA seeking FDA approval to market a generic version of Remodulin. For further details, please see Part I, Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Generic Competition. We also have been granted one patent in the European Union and one patent in Japan, each of which covers our treprostinil synthesis and production methods and will expire in October 2018. Our three U.S. patents covering an improved diluent for Remodulin will expire in 2028 and 2029. Our U.S. patent covering intravenous administration of Remodulin with certain diluents expires in 2024. Our patents for Tyvaso covering methods of treating PAH by inhaled delivery and a method and kit for treating pulmonary hypertension will expire in the United States and in various countries throughout the world in 2018 and 2028, respectively. Our patents for Orenitram covering methods of use for treating PAH, orally administered formulations, controlled moisture storage and production methods and controlled release formulations will expire in the United States between 2024 and 2031 and in various countries throughout the world between 2024 and 2030. The U.S. patent for Adcirca for the treatment of pulmonary hypertension will expire in November 2017.

We continue to conduct research into new methods to synthesize treprostinil and have pending U.S. and international patent applications and patents relating to such methods. However, we cannot be sure that these additional patents will effectively deter or delay competitors’ efforts to bring new products to market, or that additional patent applications will result in new patents. Upon the expiration of any of our patents, competitors may develop generic versions of our products and may market those generic versions at a lower price to compete with our products. Competitors may also seek to design around our patents prior to their expiration in an effort to develop competing products that do not infringe our patents. Prior to the expiration of our patents, third parties are currently, and may in the future, challenge the validity of our patents, through patent litigation, proceedings before the U.S. Patent and Trademark Office or other applicable patent filing office, or other means.

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

Both Sandoz and Teva filed ANDAs seeking FDA approval to market generic versions of Remodulin, and Watson and Actavis have ANDAs seeking FDA approval to market generic versions of Tyvaso and Orenitram, respectively. We settled patent litigation with Sandoz and Teva, which will permit them to launch their generic Remodulin products in the United States in June 2018 and December 2018, respectively, although they may be permitted to enter the market earlier under certain circumstances, and we have filed lawsuits against Watson and Actavis in the U.S. District Court for the District of New Jersey alleging patent infringement. In October 2016, we received notice that Par has also filed an ANDA seeking FDA approval to market a generic version of Remodulin. In addition, in October 2015, SteadyMed filed a petition for inter partes review with the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office seeking to invalidate the claims of one of our patents covering a method of making treprostinil that expires in 2028 and is listed in the Orange Book for Remodulin, Tyvaso, and Orenitram. For details on the status of these matters, please see Note 14—Litigation, to our consolidated financial statements.

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

The price of common stock can be highly volatile within the pharmaceutical and biotechnology sector. Consequently, there can be significant price and volume fluctuations in the market that may not relate to operating performance. The following table sets forth the high and low closing prices of our common stock for the periods indicated:

	High	Low
January 1, 2016—September 30, 2016	$155.54	$98.33
January 1, 2015—December 31, 2015	$188.56	$119.57
January 1, 2014—December 31, 2014	$136.16	$86.14

The price of our common stock could decline sharply due to the following factors, among others:

•                  Failure to meet our estimates or expectations, or those of securities analysts;

•      Quarterly and annual financial results;

•      Timing of enrollment and results of our clinical trials;

•                  Announcements by us or others regarding generic or other challenges to the intellectual property relating to our products, including developments with respect to the ANDAs filed by generic drug companies relating to certain of our Remodulin, Tyvaso and Orenitram patents and to our pending lawsuits defending our patent rights, and the inter partes review petition filed by SteadyMed challenging the validity of one of the patents listed in the Orange Book for Remodulin, Tyvaso and Orenitram;

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

We enter into certain license agreements that generally prohibit our counterparties or their affiliates from taking necessary steps to acquire or merge with us, directly or indirectly throughout the term of these agreements, plus a specified period thereafter. We are also party to certain license agreements that restrict our ability to assign or transfer the rights licensed to us to third parties, including parties with whom we wish to merge, or those attempting to acquire us. These agreements often require that we obtain prior consent of the counterparties to these agreements if we are contemplating a change of control. If these counterparties withhold consent, related agreements could be terminated and we would lose related license rights. For example, both Lilly and Toray Industries, Inc. (the company from which we license esuberaprost) have the right to terminate our license agreements relating to Adcirca and esuberaprost, respectively, in the event of certain change of control transactions. These restrictive change of control provisions could impede or prevent mergers or other transactions that could benefit our shareholders.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)(1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs(2)
Beginning repurchase authority				$240,277,679
July 1, 2016 - July 31, 2016	383,400	$111.84	383,400	197,399,564
August 1, 2016 - August 31, 2016	388,023	125.27	388,023	148,791,395
September 1, 2016 - September 30, 2016	361,443	122.57	361,443	104,489,107
Total	1,132,866	$119.86	1,132,866	$104,489,107

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

UNITED THERAPEUTICS CORPORATION

October 27, 2016	/s/ MARTINE A. ROTHBLATT
	By:	Martine A. Rothblatt, Ph.D.
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ JAMES C. EDGEMOND
	By:	James C. Edgemond
	Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description

3.1		Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-76409).

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

4.4		Form of 1.0% Convertible Senior Notes due September 15, 2016, incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed October 17, 2011.

10.1	*	Amendment, dated as of October 25, 2016, to Employment Agreement, dated as of March 13, 2015, between the Registrant and James Edgemond.

31.1		Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2		Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1		Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the SEC on October 27, 2016, formatted in Extensible Business Reporting Language (XBRL): (1) the Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (2) the Consolidated Statements of Operations for the three-and nine-month periods ended September 30, 2016 and 2015, (3) the Consolidated Statements of Comprehensive Income (Loss) for the three-and nine-month periods ended September 30, 2016 and 2015, (4) the Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2016 and 2015, and (5) the Notes to Consolidated Financial Statements.

*	Designates management contracts and compensation plans.

Note: Except as otherwise noted above, all exhibits incorporated by reference to the Registrant’s previously filed reports with the Securities and Exchange Commission are filed under File No. 000-26301.