Form 10-K
period 2016-12-31
UNITED THERAPEUTICS Corp
filed 2017-02-22
CIK 1082554

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2016
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price on June 30, 2016, as reported by the NASDAQ Global Select Market was approximately $4,094,026,937.

         The number of shares outstanding of the issuer's common stock, par value $0.01 per share, as of February 10, 2017, was 44,961,616.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive proxy statement for the registrant's 2017 annual meeting of shareholders scheduled to be held on June 28, 2017, are incorporated by reference in Part III of this Form 10-K.

 PART I

ITEM 1.    BUSINESS

Overview

        United Therapeutics Corporation is a biotechnology company focused on the development and commercialization of innovative products to address the unmet medical needs of patients with chronic and life-threatening conditions. We market and sell four commercial therapies in the United States to treat pulmonary arterial hypertension (PAH): Remodulin® (treprostinil) Injection; Tyvaso® (treprostinil) Inhalation Solution (Tyvaso); Orenitram® (treprostinil) Extended-Release Tablets (Orenitram); and Adcirca® (tadalafil) Tablets (Adcirca). We also market and sell an oncology product in the United States, Unituxin® (dinutuximab) Injection (Unituxin), which is approved for treatment of high-risk neuroblastoma. Outside the United States, our only significant revenues are derived from the sale of Remodulin, which is approved in Europe and various other countries. We are also engaged in research and development of new indications and delivery devices for our existing products, as well as new products to treat PAH and other conditions. Finally, we are engaged in early-stage research and development of a number of organ transplantation-related technologies.

        We generate revenues from sales of our five commercially approved products noted above. Remodulin was approved by the U.S. Food and Drug Administration (FDA) for subcutaneous and intravenous administration in 2002 and 2004, respectively, and has been sold commercially in the United States since 2002. Tyvaso and Adcirca were both approved by the FDA and launched commercially in the United States in 2009. Orenitram was approved by the FDA in 2013 and Unituxin was approved by the FDA in 2015. We commenced sales of Orenitram and Unituxin during the second quarter of 2014 and third quarter of 2015, respectively. We expect sales of our current commercial products will continue to be our primary sources of revenues for the next several years. Our sales and marketing staff supports the availability of our commercial products in the United States, and these efforts are supplemented by our contract distributors. Outside the United States, our contract distributors are primarily responsible for sales and marketing efforts.

        United Therapeutics was incorporated in Delaware in June 1996. Our principal executive offices are located at 1040 Spring Street, Silver Spring, Maryland 20910 and at 55 T.W. Alexander Drive, Research Triangle Park, North Carolina 27709.

        Unless the context requires otherwise or unless otherwise noted, all references in this Annual Report on Form 10-K (this Report) to "United Therapeutics" and to the "company", "we", "us" or "our" are to United Therapeutics Corporation and its subsidiaries.

Our Commercial Products

        Our commercial product portfolio consists of the following:

Product	Mode of Delivery	Indication	Current Status	Our Territory
Remodulin	Continuous subcutaneous	PAH	Commercial in the U.S., most of Europe*, Argentina, Brazil, Canada, Chile, China, Israel, Japan, Mexico, Peru, Saudi Arabia, South Korea, Taiwan and Venezuela	Worldwide
Remodulin	Continuous intravenous	PAH	Commercial in the U.S., most of Europe*, Argentina, Canada, China, Israel, Japan, Mexico, Peru, Saudi Arabia, South Korea and Switzerland	Worldwide
Tyvaso	Inhaled	PAH	Commercial in the U.S. and Israel	Worldwide
Adcirca	Oral	PAH	Commercial in the U.S.	United States
Orenitram	Oral	PAH	Commercial in the U.S.	Worldwide
Unituxin	Intravenous	High-risk neuroblastoma	Commercial in the U.S.	Worldwide

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

        Current FDA-approved therapies for PAH focus on three distinct molecular pathways: the prostacyclin pathway, the nitric oxide (NO) pathway, and the endothelin (ET) pathway. The classes of drugs that target these three pathways are:

  •
  Prostacyclin Analogues and IP Prostacyclin Receptor Agonists.  Patients with PAH have been shown to have reduced levels of prostacyclin, a naturally occurring substance that relaxes the pulmonary blood vessels, prevents platelet aggregation and inhibits the proliferation of smooth muscle cells in the pulmonary vessels. Therefore, drugs that mimic the action of prostacyclin, known as prostacyclin analogues, are established PAH treatments. Another class of therapy, called IP prostacyclin receptor agonists, has recently been developed to address PAH through the prostacyclin pathway. As compared with prostacyclin analogues, which broadly mimic the effect of prostacyclin, IP prostacyclin receptor agonists bind selectively to the IP receptor, one of several prostacyclin receptors.

  •
  Phosphodiesterase Type 5 (PDE-5) Inhibitors and Guanylate Cyclase (sGC) Stimulators.  Patients with PAH have also been shown to have reduced levels of the enzyme responsible for producing NO, a naturally occurring substance in the body that causes relaxation of the pulmonary blood vessels. NO produces this effect by increasing intracellular levels of cyclic guanosine monophosphate GMP (cyclic GMP). Therefore, another established therapeutic approach has been to inhibit the degradation of cyclic GMP using drugs known as PDE-5 inhibitors. In addition, sGC is an enzyme found in the endothelial cells and the receptor for NO. When NO binds to sGC, the enzyme enhances production of cyclic GMP. As a result, sGC stimulators are also approved to treat PAH.

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

        The clinical severity of PAH is classified according to a system originally developed for heart failure by the New York Heart Association and then modified by the World Health Organization (WHO) for patients with PAH, ranging from functional class I (no symptoms) through functional class IV (severe symptoms). Labeled indications for PAH therapies often note that clinical studies for the drug predominantly included patients in one or more functional classes.

        PAH is a subset of the condition more broadly known as pulmonary hypertension. The WHO has classified pulmonary hypertension into five groups, with PAH being designated WHO Group 1, which includes multiple etiologies such as idiopathic (meaning the cause is unknown) and heritable PAH, as well as PAH associated with connective tissue diseases. While our PAH therapies' labeling is limited to the treatment of WHO Group 1 PAH, we are engaged in research and development efforts to expand the use of Orenitram to treat pulmonary hypertension in certain categories of WHO Groups 2 and 5, and Tyvaso to treat pulmonary hypertension in certain categories of WHO Group 3. For further details, see Research and Development below.

  Remodulin

        One of our lead products for treating PAH is Remodulin, the active pharmaceutical ingredient of which is a prostacyclin analogue known as treprostinil. We sell Remodulin to specialty pharmaceutical distributors in the United States and to pharmaceutical distributors internationally. We recognized approximately $602.3 million, $572.8 million and $553.7 million in Remodulin net product sales, representing 38 percent, 39 percent and 43 percent of our total revenues for the years ended December 31, 2016, 2015 and 2014, respectively. The FDA approved Remodulin as a continuous subcutaneous infusion therapy in 2002, and as a continuous intravenous infusion therapy in 2004. Remodulin is indicated to treat patients with PAH, to diminish symptoms associated with exercise.

Studies establishing effectiveness included patients with functional class II-IV (moderate to severe) symptoms.

        Outside of the United States, Remodulin is approved for the treatment of PAH in 39 countries by continuous subcutaneous administration and in 35 countries by continuous intravenous administration, and is sold commercially in most of these countries. Applications for approval of both subcutaneous and intravenous Remodulin are under review in other countries.

        We believe Remodulin has many qualities that make it an appealing alternative to competitive therapies. Remodulin is stable at room temperature, so it does not need to be cooled during infusion and patients do not need to use cooling packs or refrigeration to keep it stable. Treprostinil is highly soluble and highly potent, which enables us to manufacture Remodulin in concentrated solutions. This allows therapeutic concentrations of Remodulin to be delivered at very low flow rates via miniaturized infusion pumps for both subcutaneous and intravenous infusion. Remodulin can be continuously infused for up to 48 hours intravenously or 72 hours subcutaneously before refilling the external infusion pump, and is packaged as an aqueous solution so patients do not have to reconstitute the drug before refilling their pumps. This profile contrasts favorably with the other continuously infused prostacyclins in the market—Flolan®, Veletri® and generic epoprostenol.

        Flolan and generic epoprostenol are not stable at room temperature (and therefore require refrigeration or the use of cooling packs), but Veletri may be stable at room temperature depending on its concentration. Flolan, generic epoprostenol, and Veletri have shorter half-lives than Remodulin, requiring mixing prior to pump refills. None of these competitive products may be administered via subcutaneous infusion, and therefore may only be delivered intravenously.

        We have settled patent litigation with three generic drug companies that filed abbreviated new drug applications (ANDAs) with the FDA to market generic versions of Remodulin in the United States. The first such settlement permits Sandoz Inc. (Sandoz) to launch its generic version of Remodulin in the United States in June 2018 (or earlier in certain circumstances). The second and third settlements permit Teva Pharmaceuticals USA, Inc. (Teva) and Par Sterile Products, LLC (Par) to launch their generic versions of Remodulin in the United States in December 2018 (or earlier in certain circumstances). For further detail, see the section below entitled Patents and Other Proprietary Rights, Strategic Licenses and Market Exclusivity—Generic Competition.

        There are serious adverse events associated with Remodulin. For example, when infused subcutaneously, Remodulin causes varying degrees of infusion site pain and reaction (redness and swelling) in most patients. Patients who cannot tolerate the infusion site pain related to the use of subcutaneous Remodulin may instead use intravenous Remodulin. Intravenous Remodulin is delivered continuously through a surgically implanted central venous catheter, similar to Flolan, Veletri and generic epoprostenol. Patients who receive therapy through implanted venous catheters have a risk of developing blood stream infections and a serious systemic infection known as sepsis. Other common side effects associated with both subcutaneous and intravenous Remodulin include headache, diarrhea, nausea, jaw pain, vasodilation and edema.

  Tyvaso

        We commenced commercial sales of Tyvaso, our inhaled treprostinil product, in the United States in 2009. We sell Tyvaso to the same specialty pharmaceutical distributors in the United States that distribute Remodulin. For the years ended December 31, 2016, 2015 and 2014, we recognized approximately $404.6 million, $470.1 million and $463.1 million in Tyvaso net product sales, representing 25 percent, 32 percent and 36 percent, respectively, of our total revenues.

        Tyvaso is administered four times a day by inhaling up to nine breaths during each treatment session, which takes approximately three minutes. Tyvaso is required to be administered using our proprietary Tyvaso Inhalation System, which consists of an ultra-sonic nebulizer that provides a dose of Tyvaso on a breath-by-breath basis. A single ampule containing Tyvaso is emptied into the Tyvaso Inhalation System once per day, so the Tyvaso Inhalation System only needs to be cleaned once daily.

        Ventavis® (iloprost) is the only other FDA-approved inhaled prostacyclin analogue. Patients need to inhale Ventavis six to nine times per day via a nebulizer. According to its package insert, each Ventavis inhalation consists of four to ten minutes of continuous inhalation via the nebulizer. We completed an open-label study in the United States to investigate the clinical effects of switching patients from Ventavis to Tyvaso. Patients in this study saved an average of approximately 1.4 hours per day when administering Tyvaso compared to Ventavis.

        In 2009, the FDA approved Tyvaso for the treatment of PAH patients to improve exercise capacity using the Tyvaso Inhalation System. Studies establishing effectiveness included predominately patients with functional class III symptoms (may not have symptoms at rest but activities are greatly limited by shortness of breath, fatigue, or near fainting). Tyvaso was generally well tolerated in our trials. The most common adverse events were transient cough, headache, nausea, dizziness and flushing. Tyvaso is also approved in Israel, where we commenced commercial sales during the second quarter of 2015.

        We filed a Marketing Authorization Application (MAA) in December 2008 for Tyvaso with the European Medicines Agency (EMA) using the centralized filing process, but withdrew our MAA from consideration by the EMA due to the EMA's major objection related to findings of non-compliance with good clinical practices at two clinical sites. We are evaluating the resubmission of Tyvaso for EMA approval based on experience with the drug since it was approved by the FDA.

  Orenitram

        Orenitram is an extended-release, oral tablet form of treprostinil, which we launched commercially in the United States during the second quarter of 2014. Orenitram is the only FDA approved, orally administered prostacyclin analogue, and is the only oral PAH prostacyclin class therapy approved in the United States that is titratable to a maximum tolerated dose, without a dose ceiling. We sell Orenitram to the same specialty pharmaceutical distributors in the United States that distribute Remodulin and Tyvaso. For the years ended December 31, 2016, 2015 and 2014, we recognized approximately $157.2 million, $118.4 million and $41.2 million in Orenitram net product sales, representing ten percent, eight percent and three percent, respectively, of our total revenues. Orenitram was approved by the FDA in December 2013 for treatment of PAH patients to improve exercise capacity. The primary study that established efficacy included predominately patients with functional class II-III symptoms and etiologies of idiopathic or heritable PAH (75%) or PAH associated with connective tissue disease (19%). The most common side effects observed in our clinical studies were headache, nausea and diarrhea. We have not submitted Orenitram for approval in major markets outside the United States.

  Adcirca

        We began selling Adcirca in 2009. Adcirca is a PDE-5 inhibitor, the active pharmaceutical ingredient of which is tadalafil. Tadalafil is also the active pharmaceutical ingredient in Cialis®, which is marketed by Eli Lilly and Company (Lilly) for the treatment of erectile dysfunction. We acquired the commercial rights to Adcirca for the treatment of PAH in the United States from Lilly in 2008. We sell Adcirca at prices established by Lilly, which are at parity with Cialis pricing. For the years ended December 31, 2016, 2015 and 2014, we recognized approximately $372.2 million, $278.8 million and $221.5 million in Adcirca net product sales, representing 23 percent, 19 percent and 17 percent, respectively, of our total revenues.

        In 2009, the FDA approved Adcirca with a recommended dose of 40 mg, making it the only once-daily PDE-5 inhibitor for the treatment of PAH. Adcirca is indicated to improve exercise ability in patients with PAH. Studies establishing effectiveness included predominately patients with functional class II-III symptoms. Headaches were the most commonly reported side effect.

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

        In September 2014, Gilead Sciences, Inc. (Gilead) announced the results of a study of ambrisentan (an ETRA) and tadalafil in PAH patients as a first-line combination treatment, compared to treating PAH patients with only ambrisentan or tadalafil. In the study, first-line treatment with both therapies reduced the risk of clinical failure (a composite endpoint that incorporates clinical worsening events—death, hospitalization and disease worsening—and a component of unsatisfactory long-term clinical response) compared to a monotherapy treatment by 50 percent. Based on these results, in October 2015, the FDA approved an update to the NDA for Letairis® (ambrisentan), permitting the use of Letairis in combination with tadalafil for PAH to reduce the risks of disease progression and hospitalization for worsening PAH, and to improve exercise ability.

Products to Treat Cancer

  Unituxin

        In March 2015, the FDA approved our Biologics License Application (BLA) for Unituxin, in combination with granulocyte-macrophage colony-stimulating factor (GM-CSF), interleukin-2 (IL-2), and 13-cis-retinoic acid (RA), for the treatment of patients with high-risk neuroblastoma (a rare form of pediatric cancer) who achieve at least a partial response to prior first-line multiagent, multimodality therapy. Unituxin is a chimeric, composed of a combination of mouse and human DNA, monoclonal antibody that induces antibody-dependent cell-mediated cytotoxicity, a mechanism of cell-mediated immunity whereby the immune system actively targets a cell that has been bound by specific antibodies. Unituxin therapy is associated with severe side effects, including infections, infusion reactions, hypokalemia, hypotension, pain, fever, and capillary leak syndrome.

        We commenced U.S. sales of Unituxin in the third quarter of 2015. For the years ended December 31, 2016 and 2015, we recognized approximately $62.5 million and $20.5 million in Unituxin net product sales, representing four percent and one percent, respectively, of our total revenues.

Research and Development

        We focus most of our research and development efforts on the following pipeline programs:

Product	Mode of Delivery	Indication	Current Status STUDY NAME CAPS	Target FDA Approval Date	Our Territory	Target U.S. Patient Population Size
RemoSynch™ (Implantable System for Remodulin)	Continuous intravenous via implantable pump	PAH	Medtronic PMA pending (FDA action anticipated April 2017). UT NDA pending (FDA action anticipated June 2017).	2017	United States, United Kingdom, Canada, France, Germany, Italy and Japan	6,000
RemUnity™ (treprostinil)	Continuous subcutaneous via pre-filled, semi-disposable pump	PAH	Pre-NDA	2018	Worldwide	6,000
Dinutuximab	Injection or infusion	Multiple GD2 expressing cancers	Phase II/III	2019-2023 for accelerated approval and other regulatory pathways	Worldwide	12,000
OreniPlus™ (Orenitram in combination with approved background therapy)	Oral	PAH (decrease morbidity and mortality)	Phase IV FREEDOM-EV	2019	Worldwide	15,000
Tysuberprost™ (esuberaprost in combination with Tyvaso)	Oral (esuberaprost) Inhaled (Tyvaso)	PAH (decrease morbidity and mortality)	Phase III BEAT	2019	North America, Europe, Mexico, South America, Egypt, India, South Africa and Australia	10,000
Tyvaso-ILD™ (treprostinil)	Inhaled	Pulmonary hypertension associated with idiopathic pulmonary fibrosis (WHO Group 3)	Phase III INCREASE	2020	Worldwide	27,500
Aurora-GT™ (eNOS gene therapy)	Intravenous injection	PAH	Phase II/III SAPPHIRE	2020*	United States**	10,000
OreniLeft™ (treprostinil)	Oral	Pulmonary hypertension associated with left ventricular diastolic dysfunction (WHO Group 2)	Phase III SOUTHPAW	2021	Worldwide	50,000
OreniCell™ (treprostinil)	Oral	Reduce morbidity and mortality in patients with pulmonary hypertension associated with sickle cell disease (WHO Group 5)	Phase II/III IRONS	2022	Worldwide	25,000
Manufactured Organs	Transplant	End-stage organ failure	Pre-clinical	2023	Worldwide	> 30,000

*
Reflects anticipated Canadian approval date. FDA filing and approval will follow Canadian approval.

**
Canadian rights are held by an affiliated Canadian entity, of which we hold a majority financial stake.

  RemoSynch (Implantable System for Remodulin)

        We are working with Medtronic, Inc. (Medtronic) on a program to develop Medtronic's proprietary intravascular infusion catheter to be used with its SynchroMed® II implantable infusion pump and related infusion system components (together referred to as the Implantable System for Remodulin, or RemoSynch) in order to deliver Remodulin for the treatment of PAH. The SynchroMed

II device is already approved for delivery of medication to treat neuropathic pain. With our funding, Medtronic completed the DelIVery clinical trial, which studied the safety of the Implantable System for Remodulin. The primary objective was to demonstrate a rate of catheter-related complications below 2.5 per 1,000 patient-days while using the Implantable System for Remodulin. In September 2013, Medtronic informed us that this primary objective was met. If the Implantable System for Remodulin is approved, the technology has the potential to reduce many of the patient burdens and other complications associated with the use of external pumps to administer prostacyclin analogues. In order to launch RemoSynch in the United States, Medtronic and we are pursuing parallel regulatory filings relating to the device and the drug, respectively. Medtronic's PMA relating to the device is pending review, with FDA action anticipated in April 2017. We have resubmitted our NDA requesting FDA approval to allow the use of Remodulin with the Implantable System for Remodulin, and anticipate FDA action in June 2017.

        Medtronic is entirely responsible for regulatory approvals and all manufacturing and quality systems related to its infusion pump and related components. Medtronic has received a consent decree citing violations of the quality system regulation for medical devices and requiring it to stop manufacturing, designing and distributing SynchroMed II implantable infusion pump systems, except in limited circumstances, until the FDA determines that Medtronic has met all the provisions listed in the consent decree. It is unclear how this consent decree will impact our ability to obtain FDA approval for RemoSynch, or its commercial prospects if approved.

  RemUnity

        In December 2014, we entered into an exclusive agreement with DEKA Research & Development Corp. (DEKA) to develop a pre-filled, semi-disposable pump system for subcutaneous delivery of treprostinil, which we call the RemUnity system. Under the terms of the agreement, we are funding the development costs related to the RemUnity system and will pay product fees and a single-digit royalty to DEKA based on commercial sales of the system and the treprostinil drug product sold for use with the system. Currently, we are engaged in engineering, design and development efforts to optimize the RemUnity pump to deliver treprostinil in pre-filled reservoirs, and intend to complete human factor studies in healthy volunteers and functionality testing in patients before submitting an application to the FDA to approve the pre-filled RemUnity pump.

  Tyvaso and Tyvaso-ILD

        We are developing further enhancements intended to make the Tyvaso Inhalation System easier to use and have submitted a supplement for the new device, with FDA action anticipated in late 2017. In addition, we have commenced a phase III registration study called INCREASE, which is a study of Tyvaso in patients with WHO Group 3 pulmonary hypertension associated with interstitial lung disease (specifically associated with idiopathic pulmonary fibrosis or emphysema), which we refer to as Tyvaso-ILD. There are presently no FDA approved therapies indicated for treatment of WHO Group 3 pulmonary hypertension.

  Orenitram, OreniPlus, OreniLeft and OreniCell

        In December 2013, the FDA approved Orenitram for the treatment of PAH in WHO Group 1 patients to improve exercise capacity. The primary study that supported efficacy of Orenitram was a 12-week monotherapy study (FREEDOM-M) in which PAH patients were not on any approved background PAH therapy.

        We believe that in order for Orenitram to reach its full commercial potential, we need to complete further studies to support an amendment to Orenitram's label to indicate that Orenitram delays morbidity and mortality (also known as "time to clinical worsening") in PAH patients who are on an approved oral background therapy. We refer to this program to improve Orenitram's label as OreniPlus. As such, we are conducting a phase IV registration study called FREEDOM-EV, which is intended to support such a label amendment if successful.

        We are also planning studies of Orenitram in patients with WHO Group 2 pulmonary hypertension (specifically associated with left ventricular diastolic dysfunction), which we refer to as OreniLeft, and WHO Group 5 pulmonary hypertension (specifically associated with sickle cell disease), which we refer to as OreniCell. There are presently no FDA approved therapies indicated for treatment of WHO Group 2 or 5 pulmonary hypertension.

  Tysuberprost

        In July 2012, we completed a phase I safety trial of esuberaprost, a single-isomer orally bioavailable prostacyclin analogue, and the data suggested that dosing esuberaprost four times a day was safe. We believe that esuberaprost and treprostinil have differing prostacyclin receptor-binding profiles and thus could provide benefits to certain groups of patients with differing sets of safety and efficacy profiles. We also believe that inhaled treprostinil and oral esuberaprost have complimentary pharmacokinetic and pharmacodynamic profiles, which indicate that they should provide greater efficacy in combination. As a result, we are conducting a phase III registration study called BEAT (BEraprost 314d Add-on to Tyvaso) to evaluate the clinical benefit and safety of esuberaprost in combination with Tyvaso for patients with PAH who show signs of deterioration on inhaled treprostinil or have a less than optimal response to inhaled treprostinil treatment. We refer to the resulting combination of esuberaprost and Tyvaso therapies as Tysuberprost.

  Unituxin

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

        In addition, we are planning studies of Unituxin in adult patients with other forms of GD2-expressing cancers. These research and development efforts into new indications for Unituxin have been substantially outsourced to a contract research organization called Precision Oncology, LLC.

        Finally, we are working on the development of a fully humanized (non-chimeric) version of dinutuximab, the active ingredient in Unituxin. We intend this new version to reduce some of the side effects associated with Unituxin, which is a chimeric form of the drug composed of a combination of mouse and human DNA.

  Aurora-GT

        We are planning a phase II/III study of a gene therapy product called Aurora-GT, in which a PAH patient's own endothelial progenitor cells are isolated, transfected with the gene for human endothelial NO-synthase (eNOS), expanded ex-vivo and then delivered to the same patient. This product is intended to rebuild the blood vessels in the lungs that are destroyed by PAH.

  Organ Transplantation

        We are engaged in research and development of a variety of technologies designed to increase the supply of transplantable organs and tissues and improve outcomes for transplant recipients. These programs include preclinical research and development of alternative tissue sources through tissue and organ xenotransplantation, as well as regenerative medicine to create engineered organs and organ tissues. Although our primary focus is on engineered lungs, we are also developing technology for other engineered organs, such as kidneys and hearts. Through our wholly-owned subsidiary, Lung

Biotechnology PBC, we are also developing technologies to improve outcomes for lung transplant recipients and to increase the supply of donor lungs through ex-vivo lung perfusion.

  Research and Development Expenditures

        We have incurred substantial expenses for our research and development activities and expect to continue to do so in connection with the programs described above. For details regarding our research and development expenses, see Part II—Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview—Research and Development.

Sales and Marketing

        Our marketing strategy for our commercial products is to use our sales and marketing teams to reach out to the prescriber community to: (1) increase PAH awareness; (2) increase understanding of the progressive nature of PAH; and (3) increase awareness of our commercial products and how they fit into the various stages of disease progression and treatment. Our sales and marketing teams consisted of approximately 130 employees as of December 31, 2016. During the second half of 2016, we consolidated and restructured our domestic sales force into a unified team that sells all of our PAH products, in order to better educate physicians about how our products can be used to create a "continuum of care" for treating patients across all stages of the disease. Previously, our sales and marketing personnel were divided into two teams that sold different PAH products.

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

        To the extent we increase the price of any of these products, increases are in the single-digit percentages per year.

  United States Distribution of Adcirca

        Under our manufacturing and supply agreement with Lilly (see Patents and Other Proprietary Rights, Strategic Licenses and Market Exclusivity below for more details), Lilly manufactures Adcirca and distributes on our behalf through Lilly's wholesaler network, which includes Accredo and Caremark, in the same manner that it distributes its own pharmaceutical products. Under the terms of this agreement, we take title to Adcirca upon completion of its manufacture by Lilly. Adcirca is shipped to customers in accordance with purchase orders received by Lilly. When customers take delivery of Adcirca, Lilly sends an invoice and collects the amount due from the customer subject to customary discounts and rebates, if any. Although Lilly provides these services on our behalf, we maintain the risk of loss as it pertains to inventory, product returns and non-payment of invoices. The manufacturing and supply agreement will continue in effect until expiration or termination of the license agreement. Lilly retains authority under the license agreement for all regulatory activities with respect to Adcirca, as well as its retail pricing, which has been and is expected to remain at price parity with Cialis. Since receiving FDA approval of Adcirca, Lilly has generally increased the net wholesale price of Adcirca two or three times each year by approximately nine to ten percent each time. We have also established a patient assistance program in the United States, which provides Adcirca to eligible uninsured or under-insured patients at no charge.

  International Distribution of Remodulin

        We currently sell Remodulin outside the United States to various distributors, each of which has exclusive distribution rights in one or more countries within Europe, Israel and the Middle East, Asia and South and Central America. We also distribute Remodulin in Canada through a specialty pharmaceutical wholesaler. In some of the European markets where we are not licensed to market Remodulin, such as Spain and the United Kingdom, we sell (but do not market) Remodulin on a named-patient basis in which therapies are approved for individual patients by a national medical review board, hospital or health plan on a case-by-case basis.

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

        We continue to conduct research into new methods to synthesize treprostinil and have filed a number of additional patent applications relating to manufacturing treprostinil, several of which have already been granted in the United States. One such patent was granted, expiring in 2028, and is listed in the FDA's Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book (see Orange Book below), for Remodulin, Tyvaso and Orenitram.

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

  •
  Tyvaso.  We have been granted two U.S. patents, as well as patents in other countries, for Tyvaso that cover methods of treating PAH by inhaled delivery. These patents will expire in the United States in 2018 and in various countries throughout the world in 2020. We recently were granted two additional patents directed to a method of treating pulmonary hypertension and a kit for treating pulmonary hypertension. These two new patents expire in 2028 and are listed in the Orange Book. Counterparts to these patents are issued in several other countries.

  •
  Orenitram.  Our patents for Orenitram cover methods of use for treating PAH, orally administered formulations, controlled moisture storage and manufacturing methods, as well as those covering controlled release formulations licensed to us by Supernus Pharmaceuticals Inc. (Supernus). These patents will expire in the United States between 2024 and 2031 and in various countries throughout the world between 2024 and 2030.

        We have additional pending U.S. and international patent applications relating to Remodulin, Tyvaso and Orenitram.

  Orange Book

        In seeking approval of a drug through an NDA or upon issuance of new patents following approval of an NDA, applicants are required to submit to the FDA each patent that has claims covering the applicant's product or a method of using the product. Each of the patents submitted is then published in the Orange Book. See Governmental Regulation—Patent Term and Regulatory Exclusivity below for further details. Remodulin currently has six unexpired Orange Book-listed patents with expiration dates ranging from 2017 to 2029. Tyvaso currently has six unexpired Orange Book listed patents with expiration dates ranging from 2017 to 2028. Orenitram currently has twelve unexpired Orange Book listed patents with expiration dates ranging from 2017 to 2031. Additional patent applications are pending, and if granted, may be eligible for listing in the Orange Book.

  Regulatory Exclusivity

        Remodulin's regulatory exclusivity in the U.S. and Europe has expired. In June 2010, the FDA granted orphan drug designation for Tyvaso, which resulted in an orphan exclusivity period that expired in July 2016. In April 2004, the EMA designated Tyvaso an orphan medicinal product for the treatment of both PAH and chronic thromboembolic pulmonary hypertension, which would confer a ten-year exclusivity period commencing if and when we obtain marketing approval. As a result of FDA approval of our NDA for Orenitram as a new dosage form, Orenitram had three years of market exclusivity for PAH, which expired in December 2016. A request for orphan drug designation for Orenitram was denied by the FDA.

  Supernus License

        In 2006, we entered into an exclusive license agreement with Supernus to use certain of its technologies in manufacturing Orenitram. Under the agreement, we paid Supernus certain amounts upon the achievement of specified milestones based on the development and commercial launch of Orenitram for PAH, and we would be obligated to make additional milestone payments if we develop Orenitram for a second indication. In addition, the agreement provides that we will pay a single-digit percentage royalty based on net worldwide sales. This royalty will be paid for approximately twelve years commencing with the first product sale, which occurred in the second quarter of 2014.

Generic Competition

        We settled litigation with Sandoz, Teva and Par relating to their ANDAs seeking FDA approval to market generic versions of Remodulin before the expiration of certain of our U.S. patents. Under the terms of our settlement agreements, Sandoz will be permitted to market its generic version of Remodulin in the United States beginning in June 2018, and both Teva and Par will be permitted to market their generic versions of Remodulin in the United States in December 2018, although each of these companies may be permitted to enter the market earlier under certain circumstances.

        We are engaged in litigation with Watson Laboratories, Inc. (Watson), based on its ANDA to market a generic version of Tyvaso before the expiration of certain of our U.S. patents at various dates from November 2018 through December 2028. We also are engaged in litigation with Actavis Laboratories FL, Inc. (Actavis), contesting its ANDA to market a generic version of the 0.25 mg, 1.0 mg and 2.5 mg strengths of Orenitram before the expiration of certain of our U.S. patents at various dates from 2024 through 2031.

        Finally, SteadyMed Ltd. (SteadyMed) has filed a petition for inter partes review seeking to invalidate the claims of one of our patents that expires in December 2028 and relates to treprostinil (U.S. Patent No. 8,497,393, which we refer to as the '393 Patent), which is the active ingredient in Remodulin, Tyvaso and Orenitram. In April 2016, the Patent Trial and Appeal Board (PTAB) of the U.S. Patent and Trademark Office instituted an inter partes review of the '393 Patent on the basis of SteadyMed's petition. The PTAB preliminarily agreed with SteadyMed's arguments concerning invalidity, and initially found that there is a reasonable likelihood that SteadyMed would prevail in challenging the '393 patent. Oral argument was held before the PTAB in November 2016. We are currently awaiting the PTAB's final decision, which we expect in or before April 2017. SteadyMed announced that it is developing a product called Trevyent®, which is a single-use, pre-filled pump intended to deliver a two-day supply of treprostinil subcutaneously using SteadyMed's PatchPump® technology. In January 2016, SteadyMed announced that Trevyent had been granted orphan drug designation by the FDA for the treatment of PAH. SteadyMed has announced plans to file an NDA for Trevyent during the second quarter of 2017, and launch the product in 2018.

        For further details regarding the Watson, Actavis and SteadyMed matters, please see Note 19—Litigation, to our consolidated financial statements.

        As a result of our settlements with Sandoz, Teva and Par, we expect to see generic competition for Remodulin from these companies in the United States beginning in June 2018 (Sandoz) and December 2018 (Teva and Par) (or earlier under certain circumstances). This increased competition could reduce our net product sales and profits. In addition, while we intend to vigorously enforce our intellectual property rights relating to our products, there can be no assurance that we will prevail in defending our patent rights, or that additional challenges from other ANDA filers or other challengers will not surface with respect to our products. Our patents could be invalidated, found unenforceable or found not to cover one or more generic forms of Remodulin, Tyvaso or Orenitram. If any ANDA filer were to receive approval to sell a generic version of Remodulin, Tyvaso or Orenitram and/or prevail in any patent litigation, the affected product(s) would become subject to increased competition, which could reduce our net product sales and profits.

        Certain patents for Revatio, a PDE-5 inhibitor marketed by Pfizer for treatment of PAH, expired in 2012, leading several manufacturers to launch generic formulations of sildenafil citrate, the active ingredient in Revatio. Generic sildenafil's lower price relative to Adcirca could lead to pressure from payers to use generic products within the same class of therapy initially, which could erode Adcirca's market share and limit its potential sales. Although we believe Adcirca's once-daily dosing regimen provides a significant competitive advantage over generic sildenafil's multiple dosing regimen, government payers and private insurance companies may favor the use of less expensive generic sildenafil over Adcirca. Thus far, we have not observed any measurable impact of generic sildenafil on sales of Adcirca; however, circumstances could change over time and our revenues could be adversely impacted. The U.S. patent for Adcirca for the treatment of pulmonary hypertension will expire in November 2017, after which time we expect to see generic competition for Adcirca that could have a material adverse impact on our Adcirca revenues.

        Patent expiration and generic competition for any of our commercial PAH products could have a significant, adverse impact on our revenues and profits, and is inherently difficult to predict. For additional discussion, refer to the risk factor entitled, Our intellectual property rights may not effectively deter competitors from developing competing products that, if successful, could have a material adverse effect on our revenues and profits, contained in Item 1A—Risk Factors included in this Report.

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

        The license agreement will continue in effect until the later of: (1) expiration, lapse, cancellation, abandonment or invalidation of the last claim to expire within a Lilly patent covering the commercialization of Adcirca for the treatment of pulmonary hypertension in the United States; or (2) expiration of any government-conferred exclusivity rights to use Adcirca for the treatment of pulmonary hypertension in the United States. The U.S. patent for Adcirca for the treatment of pulmonary hypertension will expire in November 2017. Lilly has two additional patents expiring in 2020 covering Adcirca and claiming pharmaceutical compositions and free drug particulate forms. The PTAB issued a final decision finding these patents invalid as the result of an inter partes review proceeding initiated by Actelion Pharmaceuticals Ltd (Actelion). Lilly's appeal of the PTAB's decision is pending before the United States Court of Appeals for the Federal Circuit. As a result, it is unclear whether our license agreement will expire in November 2017. In any event, we are likely to face generic competition following the expiration of the November 2017 patent, as the FDA has already tentatively approved ANDAs filed by several generic companies to market generic versions of Adcirca following the expiration of the November 2017 patent.

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

  Unituxin Proprietary Rights and Regulatory Exclusivity

        In 2010, we entered into a Cooperative Research and Development Agreement (CRADA) with the National Cancer Institute (NCI) of the United States National Institutes for Health (NIH) to collaborate on the late-stage development and regulatory approval process for Unituxin for children with high-risk neuroblastoma and patients with other forms of cancer. In lieu of a royalty payment to the NCI, we are obligated to provide the NCI with Unituxin for certain of its studies free of charge. We previously received orphan drug designation for Unituxin from the FDA. Orphan designation, coupled with FDA approval of our BLA in March 2015, confers an exclusivity period through March 2022, during which the FDA may not approve any application to market the same drug for the same indication, except in limited circumstances. In addition, approval of our BLA conferred a 12-year exclusivity period through March 2027, during which the FDA may not approve a biosimilar for Unituxin. Under a non-exclusive license agreement with The Scripps Research Institute, we pay a royalty of one percent of net Unituxin sales.

  Medtronic Agreement

        We are collaborating with Medtronic under an exclusive agreement to develop and commercialize Medtronic's proprietary intravascular infusion catheter for use with Medtronic's SynchroMed II implantable infusion pump and related infusion system components (together referred to as the Implantable System for Remodulin, or RemoSynch) to deliver Remodulin for the treatment of PAH in the United States, United Kingdom, Canada, France, Germany, Italy and Japan. Under our agreement, we have been working together at our expense to develop RemoSynch, conduct a clinical trial (which was completed in 2013) and obtain regulatory approval. If this development program is successful, our agreement provides that, upon commercialization, we will purchase infusion pumps and supplies from Medtronic and will also pay a ten percent royalty to Medtronic based on net product sales of Remodulin for use in the Implantable System for Remodulin within the exclusive territories, subject to certain adjustments specified in the agreement. The Implantable System for Remodulin will be exclusive to Remodulin so long as we purchase a minimum percentage of our annual requirement for implantable pump systems from Medtronic. We will be solely responsible for all marketing and promotion of RemoSynch for the treatment of PAH in the exclusive territories.

  Tysuberprost and the Toray Amended License Agreement

        In 2000, we licensed from Toray Industries, Inc. (Toray) the exclusive right to develop and market beraprost for cardiovascular indications. Beraprost is a chemically stable oral prostacyclin analogue in a sustained release formulation, which is approved to treat PAH in Japan and certain other countries. This license gives us exclusive rights to develop beraprost and its variants (including esuberaprost) throughout North America, Europe, and certain other territories. We are currently developing esuberaprost under this license agreement in combination with Tyvaso, which we refer to collectively as Tysuberprost.

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

        In 2011, the FDA granted orphan designation for esuberaprost for treatment of pulmonary arterial hypertension. Thus, the FDA should grant orphan drug exclusivity if Tysuberprost is approved; such exclusivity will extend for seven years from approval.

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

Manufacturing and Supply

        We manufacture our primary supply of Remodulin, Tyvaso, Orenitram and Unituxin at our own facilities. In particular, we synthesize treprostinil, the active ingredient in Remodulin and Tyvaso, and treprostinil diolamine, the active ingredient in Orenitram, at our facility in Silver Spring, Maryland. We also produce dinutuximab, the active ingredient in Unituxin, at our Silver Spring facility. We also manufacture finished Tyvaso, Remodulin, and Unituxin at our Silver Spring facility. We manufacture Orenitram and we package, warehouse and distribute Remodulin, Tyvaso, Orenitram and Unituxin at our facility in Research Triangle Park, North Carolina.

        We maintain a two-year inventory of Remodulin, Tyvaso and Orenitram based on expected demand, and we also contract with third-party contract manufacturers to supplement our capacity, in order to mitigate the risk that we might not be able to manufacture sufficient quantities to meet patient demand. For example, Baxter Pharmaceutical Solutions, LLC is approved by the FDA, the EMA and various other international regulatory agencies to manufacture Remodulin for us. In the case of Tyvaso, we rely on Catalent Pharma Solutions, Inc. to serve as an additional manufacturer of Tyvaso, and we rely entirely on Minnetronix Inc. to manufacture the nebulizer used in our Tyvaso Inhalation System. We are working to obtain FDA approval of a third party contract manufacturer to serve as an additional manufacturer of Orenitram, and we are constructing an additional facility to increase our manufacturing capacity for Unituxin.

        Although we believe that additional third parties could provide similar products, services and materials, there are few companies that could replace our existing third-party manufacturers and suppliers. A change in supplier or manufacturer could cause a delay in the manufacturing, distribution and research efforts associated with our respective products or result in increased costs. See also Item 1A—Risk Factors included in this Report.

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

  •
  Ventavis and Ilomedin®.  Approved in 2004 in the United States and in 2003 in Europe, Ventavis (iloprost) is an inhaled prostacyclin analogue. Ventavis is currently marketed by Actelion in the United States and by Bayer Schering Pharma AG (Bayer) in Europe. Iloprost is also marketed by Bayer in certain countries outside the United States in an intravenous form known as Ilomedin;

  •
  Tracleer®.  Tracleer (bosentan), an oral ETRA therapy for the treatment of PAH, was approved in 2001 in the United States and in 2002 in Europe. Tracleer is marketed worldwide by Actelion. Generic bosentan is expected to launch in the U.S. during 2017, and is already available in other countries;

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

  •
  Opsumit®.  Approved in October 2013 in the United States and December 2013 in the EU, Opsumit (macitentan) is an oral ETRA therapy marketed by Actelion for the treatment of PAH;

  •
  Adempas®.  Approved in August 2013 in the United States and March 2014 in the EU, Adempas (riociguat) is a sGC stimulator, which targets a similar vasodilatory pathway as PDE-5 inhibitors and is approved for chronic thromboembolic pulmonary hypertension and PAH. Adempas is an oral therapy marketed by Bayer; and

  •
  Uptravi®.  Approved in the United States in December 2015 and by the EMA in May 2016, Uptravi (selexipag) is an oral IP prostacyclin receptor agonist marketed by Actelion. Actelion also has applications pending in various other jurisdictions. Nippon Shinyaku Co., Ltd. holds the right to market Uptravi in Japan, where it submitted an NDA in January 2016.

        There are also a variety of investigational PAH therapies in the later stages of development, including the following:

  •
  Ralinepag, an oral IP prostacyclin receptor agonist being developed by Arena Pharmaceuticals, Inc. (Arena). Arena commenced a phase II clinical trial of ralinepag in 2014, and has announced that results are expected in mid-2017;

  •
  Trevyent, a formulation of treprostinil being developed by SteadyMed Ltd. (SteadyMed) for delivery via its pre-filled, disposable PatchPump®. SteadyMed has announced plans to file an NDA for Trevyent during the second quarter of 2017, and launch the product in 2018; and

  •
  Bardoxolone, a product being developed by Reata Pharmaceuticals, Inc. for treatment of PAH associated with connective tissue disease. Reata has announced enrollment of a phase III clinical trial, with results anticipated during the first half of 2018.

        Oral non-prostacyclin therapies (such as PDE-5 inhibitors and ETRAs) are commonly prescribed as first-line treatments for the least severely ill PAH patients (functional class II patients). As patients progress in their disease severity (functional classes III and IV), less convenient approved therapies, such as inhaled prostacyclin analogues (such as Tyvaso) or infused prostacyclin analogues (such as Remodulin) are commonly added. Orenitram was the first approved oral prostacyclin-class therapy for PAH in the United States, and offers a less invasive and more convenient alternative therapy to Remodulin and Tyvaso. The use of available oral therapies could delay many patients' need for inhaled or infused prostacyclin therapy. As a result, the availability of oral therapies affects demand for our inhaled and infused products.

        Orenitram faces direct competition from Uptravi, which is indicated to delay disease progression and reduce the risk of hospitalization for PAH. As a result, many physicians may choose to prescribe Uptravi instead of Orenitram, which is indicated to improve exercise capacity. As noted above, however, Uptravi is an oral IP prostacyclin receptor agonist, a new class of therapy that addresses PAH through the prostacyclin pathway. While prostacyclin analogues such as Orenitram broadly mimic the effect of prostacyclin, IP prostacyclin receptor agonists bind selectively to the IP receptor, one of several prostacyclin receptors. In addition, Orenitram's label allows physicians flexibility to titrate each patient's dosing up to a level according to tolerability, without any stated maximum. By contrast, Uptravi's label limits uptitration to a specific maximum dose. Given the progressive nature of PAH, we believe many patients will initiate Orenitram or another one of our PAH therapies after their disease progresses on Uptravi.

        We will also face competition from generic pharmaceutical companies in the future. For example, we have settled litigation with three generic drug companies permitting them to launch generic versions of Remodulin in 2018, and we are engaged in litigation with companies seeking to launch generic versions of Tyvaso and Orenitram. In addition, we expect to see the launch of generic versions of Adcirca following patent expiry in November 2017. For details regarding these and other potential generic competitors, see the section above entitled Patents and Other Proprietary Rights, Strategic Licenses and Market Exclusivity—Generic Competition.

        Unituxin may face competition from dinutuximab beta, a similar antibody product being developed by Apeiron Biologics AG that is already being used in Europe to treat neuroblastoma under an unmarketed, managed access program. A marketing authorization application for dinutuximab beta is also pending review by the EMA. In October 2016, EUSA Pharma (UK) Ltd. announced it had acquired global commercialization rights to dinutuximab beta, and plans to file for FDA approval in 2017.

        We compete with the developers, manufacturers and distributors of all of the products noted above for customers, funding, access to licenses, personnel, third-party collaborators, product development and commercialization. Many of these companies have substantially greater financial, marketing, sales, distribution and technical resources, and more experience in research and development, product development, manufacturing and marketing, clinical trials and regulatory matters, than we have.

Governmental Regulation

  Pharmaceutical Product Approval Process

        The research, development, testing, manufacture, promotion, marketing, distribution, sampling, storage, approval, labeling, record keeping, post-approval monitoring and reporting, and import and export of pharmaceutical products are extensively regulated by governmental agencies in the United States and in other countries. In the United States, failure to comply with requirements under the Federal Food, Drug, and Cosmetic Act (FDC Act), the Public Health Service Act (PHSA), and other federal statutes and regulations, may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending NDAs or BLAs, warning letters, product recalls, product seizures, total or partial suspension of manufacturing or distribution, injunctions, fines, civil penalties, and criminal prosecution.

        Satisfaction of FDA pre-market approval requirements is extremely costly and typically takes many years. The actual cost and time required may vary substantially based upon the type, complexity and novelty of the product or disease. Drugs are subject to rigorous regulation by the FDA in the United States, the EMA in the EU and similar regulatory authorities in other countries. The steps ordinarily required before a new drug may be marketed in the United States, which are similar to steps required in most other countries, include: (1) preclinical testing; (2) submission to the FDA of an investigational new drug application (IND); (3) clinical studies, including well-controlled clinical trials, in healthy volunteers and patients to establish safety, efficacy and dose-response characteristics for each drug indication; (4) submission of an NDA to the FDA; and (5) FDA review and approval of the NDA.

  Preclinical Testing

        Preclinical tests include laboratory evaluation of product chemistry and formulation, as well as animal studies to explore toxicity and for proof-of-concept. The conduct of the preclinical tests must comply with federal regulations and requirements including good laboratory practices.

  Submission of IND

        The results of preclinical testing are submitted to the FDA as part of an IND, along with other information including information about product chemistry, manufacturing and controls and a proposed clinical trial protocol. Absent FDA objection within 30 days after submission of an IND, the IND becomes effective and the clinical trial proposed in the IND may begin.

  Clinical Studies

        Clinical trials involve the administration of the investigational new drug to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted: (1) in compliance with federal regulations; (2) in compliance with good clinical practices (GCP), an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators, and monitors; and (3) under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety and the criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND.

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

        Clinical trials in support of an NDA typically are conducted in sequential phases, but the phases may overlap.

  •
  Phase I involves the initial introduction of the drug into healthy human subjects or patients to assess metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses, and, if possible, early evidence on effectiveness.

  •
  Phase II usually involves studies in a limited patient population to assess the efficacy of the drug in specific, targeted indications, explore tolerance and optimal dosage, and identify possible adverse effects and safety risks.

  •
  Phase III trials, also called pivotal studies, major studies or advanced clinical trials, demonstrate clinical efficacy and safety in a larger number of patients, typically at geographically diverse clinical study sites, and permit the FDA to evaluate the overall benefit-risk relationship of the drug and provide adequate information for drug labeling.

  •
  Phase IV studies are often conducted following marketing approval, in order to meet regulatory requirements or to provide additional data relating to drug use.

  FDA Approval Process

        After successful completion of the required clinical testing, an NDA is typically submitted to the FDA in the United States, and an MAA is typically submitted to the EMA in the EU. FDA approval of the NDA is required before the product may be marketed in the United States. The NDA must include the results of all preclinical, clinical and other testing and a compilation of data relating to the product's pharmacology, chemistry, manufacture, and controls.

        The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing. If the FDA determines that the application is not sufficiently complete to permit substantive review, it may request additional information and decline to accept the application for filing until the information is provided. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of NDAs. Most applications for non-priority drugs are reviewed within ten to twelve months. Special pathways, including "accelerated approval," "fast track" status, "breakthrough therapy" status and "priority review" status are granted for certain drugs that offer major advances in treatment, or provide a treatment where no adequate therapy exists. These special pathways can significantly reduce the time it takes for the FDA to review a NDA, but do not guarantee that a product will receive FDA approval.

        The FDA may refer applications for novel pharmaceutical products or pharmaceutical products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. During the review process, the FDA also reviews the drug's product labeling to ensure that appropriate information is communicated to health care professionals and consumers. In addition, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP and the facility or the facilities at which the drug is manufactured to ensure they are in compliance with the FDA's current Good Manufacturing Practices (cGMP).

        After the FDA evaluates the NDA and the manufacturing facilities, the FDA may issue either an approval letter or a complete response letter, which generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those conditions have been addressed to the FDA's satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. Even after a resubmission, the FDA may decide that the application does not satisfy the regulatory criteria for approval.

  Post-Approval Regulatory Requirements

        Once an NDA is approved, the product is subject to continuing regulation. For instance, pharmaceutical products may be marketed only for their approved indications and in accordance with the provisions of their approved labeling. The FDA closely regulates the post-approval marketing, labeling and advertising of prescription drugs, including direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the internet.

        Adverse event reporting and submission of periodic reports continue to be required following FDA approval of an NDA. In addition, as a condition of NDA approval, the FDA may require post-marketing testing, including phase IV clinical studies, and/or a risk evaluation and mitigation strategy (REMS) to help ensure that the benefits of the drug outweigh the potential risks. A REMS can include medication guides, communication plans for healthcare professionals, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. Additionally, quality control as well as drug manufacture, packaging, and labeling procedures must continue to conform to cGMP requirements. Manufacturing facilities are subject to continual review and periodic inspections by the FDA and certain state agencies.

        Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards or if previously unrecognized problems are subsequently discovered. Discovery of previously unknown problems with a product, including adverse events or problems with manufacturing processes of unanticipated severity or frequency, or failure to comply with regulatory requirements, may also result in (1) revisions to the approved labeling; (2) imposition of post-market studies or clinical trials to assess new safety risks; or (3) imposition of distribution or other restrictions under a REMS program. Other potential consequences include: (1) restrictions on the marketing or manufacturing of the product; (2) fines, warning letters or holds on post-approval clinical trials; (3) refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product license approvals; (4) product seizure or detention, or refusal to permit the import or export of products; or (5) injunctions or the imposition of civil or criminal penalties.

  Approval of Changes to an Approved Product

        Certain changes to the conditions established in an approved application, including changes in indications, labeling, equipment, or manufacturing processes or facilities, require submission and FDA approval of an NDA or NDA supplement before the change can be implemented. An NDA supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA uses the same procedures and actions in reviewing supplements as it does in reviewing NDAs.

  Orphan Drugs

        Under the Orphan Drug Act, an applicant can request the FDA to designate a product as an "orphan drug" in the United States if the drug is intended to treat a rare disease or condition affecting fewer than 200,000 people in the United States. Orphan drug designation must be requested before submitting an NDA or BLA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The first NDA or BLA applicant to receive orphan drug designation and FDA approval for a particular active ingredient to treat a particular disease via a particular delivery method is entitled to a seven-year exclusive marketing period in the United States. During the seven-year period, the FDA may not approve any other application to market the same drug for the same disease, except in limited circumstances such as a showing of clinical superiority to the product with orphan drug exclusivity, meaning that it has greater effectiveness or safety, or provides a major contribution to patient care (such as a change in delivery system). Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition. The recently enacted 21st Century Cures Act (Cures Act) expands the types of studies that qualify for orphan drug grants. Orphan drug designation also may qualify an applicant for federal tax credits relating to research and development costs.

  Patent Term and Regulatory Exclusivity

        In 1984, the Hatch-Waxman Act created a faster approval process for generic drugs, called the ANDA. Generally, an ANDA provides for marketing of a drug product that has the same active ingredients in the same strength(s), route of administration, and dosage form as an approved drug and has been shown through bioequivalence testing to be therapeutically equivalent to the approved drug. ANDA applicants are not required to conduct or submit results of preclinical or clinical tests to prove the safety or effectiveness of their drug product, other than the requirement for bioequivalence testing. Drugs approved in this way are commonly referred to as "generic equivalents" to the approved drug, and can often be substituted by pharmacists under prescriptions written for the original approved drug.

        NDA applicants are required to identify each patent whose claims cover the product or FDA-approved method of using the product. Upon product approval, these patents are listed in the FDA's Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Every ANDA applicant must certify to the FDA that (1) the required information for the original product was not filed or (2) every patent listed for the approved product in the Orange Book is either (a) expired or will expire on a particular date and approval is sought after patent expiration or (b) invalid or will not be infringed by the new product. A certification that the new product will not infringe the already approved product's listed patents or that such patents are invalid is called a Paragraph IV certification. If the applicant does not challenge the listed patents, the ANDA application will not be approved until all the listed patents claiming the referenced product have expired. Alternatively, for a patent covering an approved indication, an ANDA applicant may submit a statement to the FDA that the company is not seeking approval for the covered indication.

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

        The Hatch-Waxman Act also provides that patent terms may be extended to compensate for some of the patent life that is lost during the FDA regulatory review period for a product. This extension period is generally one-half of the time between the effective date of an IND and the submission date of an NDA, plus all of the time between the submission date of an NDA and its approval, subject to a maximum extension of five years. Similar patent term extensions are available under European laws.

        An ANDA application also will not be approved until any non-patent exclusivity, such as exclusivity for obtaining approval of an NDA for a new chemical entity, has expired. Federal law provides a period of five years following approval of a drug containing no previously approved active ingredient, during which ANDAs for generic versions of those drugs cannot be submitted unless the submission contains a Paragraph IV certification, in which case the submission may be made four years following the original product approval. Following approval of an application to market a drug that contains previously approved active ingredients in a new dosage form, route of administration or combination, or for a new condition of use that was required to be supported by new clinical trials conducted by or for the sponsor, the FDC Act provides three years of exclusivity during which the FDA cannot grant effective approval of an ANDA for such new condition of use, dosage form or strength that meets certain statutory requirements.

  Section 505(b)(2) New Drug Applications

        Most drug products (other than biological products) obtain FDA marketing approval pursuant to an NDA submitted under Section 505(b)(1) of the FDC Act, or an ANDA. A third alternative is a special type of NDA submitted under Section 505(b)(2) of the FDC Act, commonly referred to as a Section 505(b)(2) NDA, which enables the applicant to rely, in part, on the FDA's finding of safety and efficacy data for an existing product, or published literature, in support of its application.

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

        To the extent that the Section 505(b)(2) applicant relies on prior FDA findings of safety and efficacy, the applicant is required to certify to the FDA concerning any patents listed for the previously approved product in the Orange Book to the same extent that an ANDA applicant would. Thus, approval of a Section 505(b)(2) NDA can be delayed until all the listed patents claiming the referenced product have expired, until any non-patent exclusivity, such as exclusivity for obtaining approval of a new active ingredient, listed in the Orange Book for the referenced product has expired, and, in the case of a Paragraph IV certification and subsequent patent infringement suit, until the earlier of 30 months, settlement of the lawsuit or a decision in the infringement case that is favorable to the Section 505(b)(2) applicant.

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

  Biologics

        Biological products used for the prevention, treatment, or cure of a disease, or condition, of a human being are subject to regulation under the FDC Act and the PHSA. Biological products are approved for marketing via a BLA that follows an application process and carries approval requirements that are very similar to those for NDAs. To help reduce the increased risk of the introduction of adventitious agents, the PHSA emphasizes the importance of manufacturing control for products whose attributes cannot be precisely defined. The PHSA also provides authority to the FDA to immediately suspend licenses in situations where there is a danger to public health, to prepare or procure products in the event of shortages and critical public health needs, and to authorize the creation and enforcement of regulations to prevent the introduction, or spread, of communicable diseases in the United States.

        After a BLA is approved, the product may also be subject to official lot release, meaning the manufacturer must submit samples of each lot of product to the FDA together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer's tests performed on the lot. The FDA may also perform certain confirmatory tests on lots of some products, such as viral vaccines, before releasing the lots for distribution by the manufacturer. As with drugs, after approval of biologics, manufacturers must address any safety issues that arise, are subject to recalls or a halt in manufacturing, and are subject to periodic inspection after approval.

        The Biologics Price Competition and Innovation Act of 2009, or BPCI Act, created an abbreviated approval pathway for biological products shown to be "biosimilar" to an FDA-licensed reference biological product to minimize duplicative testing. Biosimilarity requires the absence of clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, which, absent a waiver, must be shown through analytical studies, animal studies, and at least one clinical study. Intricacies associated with the larger, and often more complex, structures of biological products, as well as the processes by which such products are manufactured, pose significant hurdles to implementation that are still being addressed by the FDA.

        A reference biologic is granted twelve years of exclusivity from the time of first licensure of the reference product. The first biologic product submitted under the abbreviated approval pathway that is approved as a biosimilar and also meets additional standards for interchangeability with the reference product, has exclusivity against other biologics submitted under the abbreviated approval pathway for a set period.

        Because biologically sourced raw materials are subject to unique contamination risks, their use may be restricted in some countries.

  Cell and Tissue Based Products

        Manufacturers of cell and tissue based products must comply with the FDA's current good tissue practices (cGTP), which are FDA regulations that govern the methods used in, and the facilities and controls used for, the manufacture of such products. The primary intent of the cGTP requirements is to ensure that cell and tissue based products are manufactured in a manner designed to prevent the introduction, transmission and spread of communicable diseases. Cell and tissue based products may also be subject to the same approval standards, including demonstration of safety and efficacy, as other biologic and drug products, if they meet certain criteria such as if the cells or tissues are more than minimally manipulated or if they are intended for a non-homologous use (a use different from the cell's origin). In 2015 and 2016, the FDA published guidance documents relating to topics such as donor screening, adverse reaction reporting, reducing risks of virus transmission from donors, and the applicability of premarket approval and clearance requirements to cell and tissue based products. Following the numerous public comments on these draft guidance documents, the FDA held a public hearing in September 2016. In November 2016, the FDA released revised recommendations on donor eligibility but did not finalize the other draft guidance.

        The Cures Act established a new FDA Office of Tissues and Advanced Therapies and Regenerative Advanced Therapy (RAT) designation, which makes a product eligible for FDA priority review and accelerated approval. Therapies that are eligible for RAT designation include cell therapies, therapeutic tissue engineering products, human cell and tissue products, or any combination product using these therapies, with certain exceptions. For RAT designation, the product also must be intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition, and the preliminary clinical evidence must indicate that the product has the potential to address unmet medical needs for the disease or condition.

  U.S. Regulation of Medical Devices

        Medical devices may also be subject to FDA approval and extensive regulation under the FDC Act. Medical devices are classified into one of three classes: Class I, Class II, or Class III. A higher class indicates a greater degree of risk associated with the device and a greater amount of control needed to ensure safety and effectiveness.

        All devices, unless exempt by FDA regulation, must adhere to a set of general controls, including compliance with the applicable portions of the FDA's Quality System Regulation (QSR), which sets forth good manufacturing practice requirements; facility registration and product listing; reporting of adverse medical events; truthful and non-misleading labeling; and promotion of the device consistent with its cleared or approved intended uses. Class II and III devices are subject to additional special controls and may require FDA clearance of a premarket notification (510(k)) or approval of a premarket approval application (PMA).

        Most Class I devices are exempt from FDA premarket review or approval. Class II devices, with some exceptions, must be "cleared" by the FDA through the 510(k) process, which requires a company to show that the device is "substantially equivalent" to certain devices already on the market. Class III devices, again with some exceptions, must be approved through a PMA. A PMA generally requires data from clinical trials that establish the safety and effectiveness of the device. A 510(k) application also sometimes requires clinical data. The recently enacted Cures Act requires FDA to establish a program to provide priority review for "breakthrough" devices and for devices that are more effective in addressing life threatening or debilitating conditions than currently available devices.

        Clinical trials for medical devices are subject to similar requirements as those conducting clinical trials with drugs or biologics. Clinical trials involving significant risk devices (e.g., devices that present a potential for serious risk to the health, safety, or welfare of human subjects) are required to obtain both FDA of approval of an investigational device exemption (IDE) application and IRB approval before study initiation; clinical trials involving nonsignificant risk devices are not required to submit an IDE for FDA approval but must obtain IRB approval before study initiation.

        The FDA has broad regulatory and enforcement powers with respect to medical devices, similar to those for drugs and biologics. The FDA requires medical device manufacturers to comply with detailed requirements regarding the design and manufacturing practices, labeling and promotion, record keeping, and adverse event reporting.

        States also impose regulatory requirements on medical device manufacturers and distributors. Failure to comply with the applicable federal or state requirements could result in, among other things: (1) fines, injunctions, and civil penalties; (2) recall or seizure of products; (3) operating restrictions, partial suspension or total shutdown of manufacturing; (4) refusing requests for approval of new products; (5) withdrawing approvals already granted; and (6) criminal prosecution.

        The FDA also administers certain controls over the import and export of medical devices to and from the United States. Additionally, each foreign country subjects medical devices to its own regulatory requirements. In the EU, a single regulatory approval process has been created, and approval is represented by the CE Mark.

  Combination Products

        A combination product is a product composed of a combination of two or more FDA-regulated product components or products, e.g., drug-device or device-biologic. A combination product can take a variety of forms, such as a single entity made by physically or chemically combining components, or a single unit made of separately packaged products. Each combination product is assigned a lead FDA Center, which has jurisdiction for the premarket review and regulation, based on which constituent part of the combination product provides the primary mode of action, i.e., the mode of action expected to make the greatest contribution to the overall intended therapeutic effect of the product. If the classification as a combination product or the lead Center assignment is unclear or in dispute, a sponsor may request a meeting submit a Request for Designation (RFD), and FDA will issue a designation letter within 60 calendar days of the filing of the RFD. Depending on the type of combination product, FDA may require a single application for approval, clearance, or licensure of the combination product, or separate applications for the constituent parts. During the review of marketing applications, the lead Center may consult or collaborate with other FDA Centers. In January 2017, FDA released final guidance recommendations relating to the application of cGMP requirements to combination products and draft guidance on pre-requests for designation.

        The Cures Act sets forth a number of provisions pertaining to combination products, such as procedures for negotiating disagreements between sponsors and FDA and requirements intended to streamline FDA premarket reviews of combination products that contain an already-approved component. For drug-device combination products, comprised of an FDA-approved drug and device primary mode of action, the Cures Act applies Hatch Waxman requirements to the premarket review process such that a patent dispute regarding the listed drug may result in the delay of the 510(k) clearance or PMA approval of the combination product. Furthermore, the Cures Act applies exclusivity provisions (e.g., new chemical entity and orphan drug exclusivities) to the device clearance and approval process for combination products with a device primary mode of action.

  Government Reimbursement of Pharmaceutical Products

        In the United States, many independent third-party health plans, and government health care programs, pay for patient use of our commercial products. Medicare is the federal program that provides health care benefits to senior citizens and certain disabled and chronically ill persons. Medicaid is the federal program jointly funded and administered by the states to provide health care benefits to certain indigent persons. Unituxin is administered entirely as an in-patient therapy and would typically be reimbursed under Medicare Part A, which covers inpatient hospital benefits. However, because Unituxin is indicated for treatment of a pediatric cancer, Medicare beneficiaries are unlikely to receive this treatment. The purchase prices for Remodulin and Tyvaso are reimbursed within the Medicare Part B program, which covers physician services and outpatient care. The Medicare Part B contractors who administer the program provide reimbursement for Remodulin and Tyvaso according to statutory guidelines. In return for the inclusion of our commercial products Adcirca and Orenitram in the Medicare Part D program, which provides a voluntary outpatient prescription drug benefit, we pay rebates to Medicare Part D plan sponsors that reimburse these products. State Medicaid programs also reimburse the cost of our commercial products at rates established by statutory guidelines. Because Remodulin, Tyvaso, Adcirca, Orenitram and Unituxin are reimbursed by state Medicaid programs, we must pay a rebate to those state Medicaid programs. We are required by government contract to sell our commercial products under contracts with the Department of Veterans Affairs, Department of Defense, Public Health Service and numerous other federal agencies as well as certain hospitals that are designated as 340B covered entities (entities designated by federal programs to receive drugs at discounted prices) at prices that are significantly below the price we charge to our specialty distributors. These programs and contracts are highly regulated and impose restrictions on our business. Failure to comply with these regulations and restrictions could result in a loss of our ability to continue receiving reimbursement for our drugs, exclusion of our products from reimbursement under the federal healthcare programs, or debarment, and expose us to liability under federal and state false claims laws. We estimate that between 40-50 percent of Remodulin, Tyvaso, Adcirca and Orenitram sales are reimbursed under the Medicare and Medicaid programs.

  Anti-Kickback, False Claims Laws and The Prescription Drug Marketing Act

        The federal healthcare program anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of, or referring an individual for the furnishing of, any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted broadly to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Violations of the anti-kickback statute are punishable by imprisonment, criminal fines, civil monetary penalties and exclusion from participation in federal healthcare programs. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor.

        The federal False Claims Act prohibits any person from, among other things, presenting, or causing to be presented, a false claim for payment to the federal government, or making, or causing to be made, a false statement material to a false claim. Many pharmaceutical and other healthcare companies have been prosecuted under the False Claims Act for allegedly inflating drug prices they report to pricing services, which in turn were used by the government to set Medicare and Medicaid reimbursement rates; for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product; and on the basis of allegations relating to marketing practices, including off-label promotion. The majority of states also have statutes or regulations similar to the federal anti-kickback statute and False Claims Act, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer. Sanctions under these federal and state laws may include civil penalties, exclusion of a manufacturer's products from reimbursement under government programs, criminal fines, and imprisonment.

        We are also subject to numerous other anti-bribery and anti-fraud laws, including the U.S. Foreign Corrupt Practices Act (FCPA), the UK Bribery Act and the federal Civil Monetary Penalties Law.

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

  The Patient Protection and Affordable Care Act of 2010 (PPACA)

        The PPACA is intended to expand healthcare coverage within the United States. Several provisions of the law, which have varying effective dates, have impacted us and have increased certain of our costs. The PPACA imposes an annual fee on pharmaceutical manufacturers, based on the manufacturer's sale of branded pharmaceuticals and biologics (excluding orphan drugs) to certain U.S. government programs during the preceding year; expands the 340B drug discount program (excluding orphan drugs) including the creation of new penalties for non-compliance; includes a 50 percent discount on brand name drugs for Medicare Part D participants in the coverage gap, or "donut hole"; and revised the definition of "average manufacturer price" for reporting purposes, which could increase the amount of the Medicaid drug rebates paid to states.

        In addition, the PPACA imposes new annual reporting requirements for pharmaceutical, biological and device manufacturers with regard to payments or other transfers of value made to physicians and teaching hospitals. In addition, pharmaceutical, biological and device manufacturers are required to report annually investment interests held by physicians and their immediate family members during the preceding calendar year. Many of these laws and regulations contain ambiguous requirements that have not yet been clarified. Further, the PPACA amends the intent requirement of the federal anti-kickback and criminal health care fraud statute. A person or entity no longer needs to have actual knowledge of these statutes or specific intent to violate them. In addition, the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the False Claims Act.

  21st Century Cures Act

        The Cures Act, which was signed into law on December 13, 2016, contains a wide range of provisions designed to promote clinical research and streamline and expedite the FDA review and approval process. For example, the law clarifies FDA's authority regarding drugs that target rare diseases, and broadens the type of data and information that may be used to support a drug or biologic application for a genetically targeted drug or variant protein targeted drug. The law requires FDA to facilitate development programs for, and provides expedited review of, regenerative advanced therapies. The law further requires FDA to establish a program to evaluate the use of real world evidence, i.e., evidence from sources other than randomized clinical trials, to support the approval of certain drug applications and to satisfy post-approval requirements. Other key provisions relating to orphan drugs, combination products, and medical devices, are discussed separately above.

  State Pharmaceutical and Medical Device Marketing Laws

        If not preempted by the PPACA, several jurisdictions require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products and to report gifts and payments to healthcare practitioners in those jurisdictions. Some of these jurisdictions also prohibit various marketing related activities. Still other states require the posting of information relating to clinical studies and their outcomes. In addition, certain states require pharmaceutical companies to implement compliance programs or marketing codes and several other states are considering similar proposals. Compliance with these laws is difficult and time consuming, and companies that do not comply with these state laws face civil penalties or other civil enforcement action.

  Other Laws and Regulations

        Numerous other statutory and regulatory regimes affect our business and operations. For example, our research and development efforts may be subject to laws, regulations and recommendations relating to data privacy and protection, safe working conditions, laboratory practices, use of animals in research and development activities, and the purchase, storage, movement, import, export and use and disposal of hazardous or potentially hazardous substances. Antitrust and competition laws may restrict our ability to enter into certain agreements involving exclusive license rights. Future legislation and administrative action will continue to affect our business, the extent and degree of which we cannot accurately predict.

Employees

        We had approximately 750 employees as of December 31, 2016. The success of our business is highly dependent on attracting and retaining highly talented and qualified personnel.

Industry Segments and Geographic Areas

        Since March 2011, our core business has been pharmaceuticals, in which we closely monitor the revenues and gross margins generated by our commercial products. We sell our products in the United States and throughout the rest of the world. The information required by Item 101(b) and 101(d) of Regulation S-K relating to financial information about industry segments and geographical areas, respectively, is contained in Note 17—Segment Information to our consolidated financial statements included in this Report.

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

 EXECUTIVE OFFICERS OF THE REGISTRANT

        The following is a list, as of February 10, 2017, setting forth certain information regarding our executive officers. Each executive officer holds office until the first meeting of the Board of Directors after the annual meeting of shareholders, and until his or her successor is elected and qualified or until his or her earlier resignation or removal. Each executive officer's employment will end pursuant to the terms of his or her employment contract.

Name	Age	Position
Martine A. Rothblatt, Ph.D., J.D., M.B.A.	62	Chairman, Chief Executive Officer and Director
Michael Benkowitz	45	President and Chief Operating Officer
James C. Edgemond	49	Chief Financial Officer and Treasurer
Paul A. Mahon, J.D.	53	Executive Vice President, General Counsel and Corporate Secretary

        Martine A. Rothblatt, Ph.D., J.D., M.B.A., founded United Therapeutics in 1996 and served as Chairman and Chief Executive Officer since its inception through January 2015, when she became Chairman and Co-Chief Executive Officer. She was promoted to her current role as Chairman and soul CEO in June 2016. Prior to United Therapeutics, she founded and served as Chairman and Chief Executive Officer of SiriusXM Satellite Radio. She is a co-inventor on six of our patents pertaining to treprostinil.

        Michael Benkowitz joined United Therapeutics in 2011 as our Executive Vice President, Organizational Development. In this role, he was responsible for most companywide administrative functions, including human resources, information technology, corporate real estate and risk management, and was also responsible for many of our business development efforts and oversight of several of our key collaborations. He was promoted to President and Chief Operating Officer in June 2016, when he also became responsible for all of our commercial and medical affairs activities.

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

ITEM 1A.    RISK FACTORS

Forward-Looking Statements

        This Report contains forward-looking statements made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934 (the Exchange Act) and the Private Securities Litigation Reform Act of 1995. These statements, which are based on our beliefs and expectations as to future outcomes, include, among others, statements relating to the following:

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

  •
  The expected volume and timing of sales of our existing commercial products—Remodulin, Tyvaso, Orenitram, Adcirca and Unituxin—and potential future commercial products;

  •
  The timing and outcome of clinical studies, other research and development efforts, and related regulatory filings and approvals, including those described in this Report relating to our FREEDOM-EV study of Orenitram, our BEAT study of Tysuberprost, our collaboration with DEKA to develop the RemUnity pump, and pending regulatory filings by Medtronic and us with respect to the Implantable System for Remodulin (RemoSynch);

  •
  The outcome of potential future legal and regulatory actions, including audits and inspections, by the FDA and other regulatory and government enforcement agencies;

  •
  The impact of competing therapies on sales of our commercial products, including the impact of generic products such as generic tadalafil, which may become available following patent expiry in November 2017; generic forms of Remodulin, which we expect three generic companies will launch in June 2018 and December 2018; and newly-developed therapies, such as Uptravi;

  •
  The expectation that we will be able to manufacture sufficient quantities and maintain adequate inventories of our commercial products, through both our in-house manufacturing capabilities and third-party manufacturing sites, and our ability to obtain and maintain related approvals by the FDA and other regulatory agencies;

  •
  The adequacy of our intellectual property protections and the validity and expiration dates of the patents we own or license, as well as the regulatory exclusivity periods for our products;

  •
  Our ability to defend our intellectual property relating to Remodulin, Tyvaso and Orenitram against generic and other challenges, including but not limited to the challenges described in this Report related to Remodulin, Tyvaso and Orenitram;

  •
  Any statements that include the words "believe," "seek," "expect," "anticipate," "forecast," "project," "intend," "estimate," "should," "could," "may," "will," "plan," or similar expressions; and

  •
  Other statements contained or incorporated by reference in this Report that are not historical facts.

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

        Sales of our current PAH therapies (Remodulin, Tyvaso, Orenitram and Adcirca) comprise the vast majority of our revenues. Decreased sales of any one of these products could have a material adverse impact on our operations. A wide variety of events, such as withdrawal of regulatory approvals or substantial changes in prescribing practices or dosing patterns, many of which are described in other risk factors below, could cause sales of these products to decline, or to grow more slowly than expected. Generic competition due to the current commercial availability of generic sildenafil, potential commercial availability of generic Adcirca following patent expiry in November 2017, as well as generic versions of Remodulin to be launched in the United States by Sandoz in June 2018 and by Teva and Par in December 2018, respectively, or earlier under certain circumstances, and other generic challenges against Remodulin, Tyvaso and Orenitram, may also decrease our revenues. In addition, the inability of any third party that manufactures, markets, distributes or sells any of our commercial products to perform these functions satisfactorily, or our inability to manage our internal manufacturing processes, could result in an inability to meet patient demand and decrease sales.

If our products fail in clinical trials, we will be unable to obtain or maintain FDA and international regulatory approvals and will be unable to sell those products.

        To obtain regulatory approvals from the FDA and international regulatory agencies to sell new products, or to expand the product labeling for our existing products to new indications, we must conduct clinical trials demonstrating that our products are safe and effective. These regulators have substantial discretion over the approval process for our products, and may not agree that we have demonstrated the requisite level of product safety and efficacy to grant approval.

        The FDA and other regulatory agencies may require us to amend ongoing trials or perform additional trials beyond those we planned, which could result in significant delays and additional costs or may be unsuccessful. For example, approval of an NDA or a BLA could be delayed if the FDA determines that it cannot review or approve the application as submitted. In such a case, the FDA may require substantial additional studies, testing or information in order to complete its review of the application. If our clinical trials are not successful, or we fail to address any identified deficiencies adequately, we will not obtain required approvals to market the new product or new indication.

        In addition, we are enrolling two pivotal studies, referred to in this Report as FREEDOM-EV and BEAT, in which we are attempting to demonstrate that the drug combination being studied delays time to clinical worsening. We have not previously conducted a pivotal study with time to clinical worsening as its primary endpoint. The timing of enrollment and completion of these studies is subject to uncertainty, in part because study completion depends on the accrual of a pre-specified number of clinical worsening events, the pace of which is inherently difficult to predict. Our inexperience with this type of trial design may impact our ability to conduct these trials appropriately and achieve positive results, or complete the trials within our anticipated timetable. In particular, failure of the FREEDOM-EV study to meet its primary endpoint could materially limit the commercial potential of Orenitram and impede our growth.

        We cannot predict with certainty the length of time it will take to complete necessary clinical trials or obtain regulatory approvals relating to our current or future products. The length of time we need to complete clinical trials and obtain regulatory approvals varies by product, indication and country.

        Our clinical trials may be discontinued, delayed or disqualified for various reasons, including:

  •
  The drug is ineffective, or physicians and/or patients believe that the drug is ineffective, or that other therapies are more effective or convenient;

  •
  We fail to reach agreement with the applicable regulatory agencies regarding the scope or design of our clinical trials;

  •
  Patients do not enroll, patients drop out, or we do not observe worsening events, at the rate we expect;

  •
  Ongoing or new clinical trials conducted by drug companies in addition to our own clinical trials reduce the availability of patients for our trials;

  •
  Our clinical trial sites, contracted clinical trial administrators or clinical studies conducted entirely by third parties do not adhere to trial protocols and required quality controls under GCP regulations and similar regulations outside the United States;

  •
  Patients experience severe side effects during treatment or die during our trials because of adverse events related to the trial drug, advanced disease, or other medical complications; and

  •
  The results of our clinical trials conducted in a particular country are not acceptable to regulators in other countries.

We may not compete successfully with established and newly developed drugs or products, or the companies that develop and market them.

        We compete with well-established drug companies for market share, as well as, among other things, funding, licenses, expertise, personnel, clinical trial patients and investigators, consultants and third-party collaborators. Most of these competitors have substantially greater financial, marketing, manufacturing, sales, distribution and technical resources, and a larger number of approved products, than we do. These competitors also possess greater experience in areas critical to success such as research and development, clinical trials, sales and marketing and regulatory matters.

        Numerous treatments currently compete with our commercial therapies, and others are under development. For example, for the treatment of PAH, we compete with Adempas®, Flolan®, Ilomedin ®, Letairis®, Opsumit®, Revatio®, Tracleer ®, Uptravi ®, Ventavis®, generic epoprostenol and generic sildenafil citrate. Our competitors may introduce new products that render all or some of our technologies and products obsolete or noncompetitive. For example, Uptravi was approved by the FDA in December 2015 for the treatment of PAH, and competes directly with Orenitram. Our commercial therapies may also have to compete with investigational products currently in development, such as Trevyent®, which is a single-use, pre-filled pump being developed by SteadyMed to deliver a two-day supply of treprostinil subcutaneously using SteadyMed's PatchPump® technology. SteadyMed announced plans to file an NDA for Trevyent during the second quarter of 2017, and launch the product in 2018. In January 2016, SteadyMed announced that Trevyent had been granted orphan drug designation by the FDA for the treatment of PAH. As a result, if Trevyent obtains FDA approval prior to FDA approval of RemUnity (our pre-filled, semi-disposable treprostinil pump) or RemoSynch (our implantable system for intravenous treprostinil), SteadyMed could have seven years of exclusivity during which the FDA may be prevented from approving these products except in limited circumstances such as a showing of clinical superiority. In addition, we may not compete successfully against generic competitors, as we anticipate generic tadalafil may be launched in late 2017, and generic treprostinil will be launched in 2018, as described elsewhere in this Report. It is unclear what revenues, if any, we will generate from Adcirca sales after patent expiry in November 2017.

        Legislation such as the 21st Century Cures Act, which was enacted in December 2016 and designed to encourage innovation and bring pharmaceutical products to market more quickly, may enable our competitors to bring competing products to market on an expedited basis. In addition, alternative approaches to treating chronic diseases, such as gene therapy, cell therapy or transplantation technologies, may make our products obsolete or noncompetitive. Patients and doctors may discontinue use of our products if they perceive competing products as safer, more effective, less invasive, more convenient and/or less expensive than ours. Alternatively, doctors may reduce the prescribed doses of our products if they prescribe them in combination with competing products. In addition, many competing therapies are less invasive or more convenient than Tyvaso and Remodulin, and the use of these products may delay or prevent initiation of Tyvaso or Remodulin therapy. Any of these circumstances could negatively impact our operating results.

Sales of our products are subject to reimbursement from government agencies and other third parties. Pharmaceutical pricing and reimbursement pressures may negatively impact our sales.

        The commercial success of our products depends, in part, on the availability of reimbursements by governmental payers such as Medicare and Medicaid, and private insurance companies. An estimated 40-50 percent of Remodulin, Tyvaso, Adcirca and Orenitram sales in the United States are reimbursed under the Medicare and Medicaid programs. A reduction in the availability or extent of reimbursement from domestic or foreign government health care programs could have a material adverse effect on our business and results of our operations. In the United States, the European Union and other potentially significant markets for our products, government payers and/or third-party payers are increasingly attempting to limit or regulate the price of medicinal products and frequently challenge the pricing of new and expensive drugs. Financial pressures may cause United States government or other third-party payers to seek cost containment more aggressively through mandatory discounts or rebates on our products, policies requiring the automatic substitution of generic products, more rigorous requirements for initial reimbursement approvals for new products or other similar measures. For example, there have been proposals to reduce reimbursement rates and/or adopt mandatory rebates under Medicare Part B, which covers Remodulin and Tyvaso. More recently, in January 2017, the Medicare Prescription Drug Price Negotiation Act was proposed in Congress; this act would require the federal government to negotiate the price of Medicare prescription drugs with pharmaceutical companies. In many markets outside the United States, governments control the prices of prescription pharmaceuticals through the implementation of reference pricing, price cuts, rebates, revenue-related taxes and profit control. Our prostacyclin analogue products (Remodulin, Tyvaso and Orenitram) and our oncology product (Unituxin) are expensive therapies. Consequently, it may be difficult for our distributors to obtain adequate reimbursement for our products from commercial and government payers to motivate such distributors to support our products. Alternatively, third-party payers may reduce the amount of reimbursement for our products based on changes in pricing of other therapies for the same disease. If commercial and/or government payers do not approve our products for reimbursement, or limit reimbursements, patients and physicians could choose competing products that are approved for reimbursement or provide lower out-of-pocket costs.

Our manufacturing strategy exposes us to significant risks.

        We must be able to manufacture sufficient quantities of our commercial products to satisfy growing demand. We manufacture Remodulin, Orenitram, Tyvaso and Unituxin, including the active ingredient in each of these products, at our own facilities and rely on third parties for additional manufacturing capacity for Remodulin and Tyvaso. We rely on Minnetronix, Inc. as the sole manufacturer of the Tyvaso Inhalation System, and on Lilly as the sole manufacturer of Adcirca. In addition, if the RemoSynch system is approved, we will rely on Medtronic as the sole manufacturer of the SynchroMed II infusion system and related components.

        If any of our third-party manufacturing and supply arrangements are interrupted for compliance issues or other reasons, we may not have sufficient inventory to meet future demand. In addition, any change in suppliers and/or service providers could interrupt the manufacturing of our commercial products and impede the progress of our commercial launch plans and clinical trials.

        In addition, our internal manufacturing process also subjects us to risks as we engage in increasingly complex manufacturing processes. For example, Remodulin, Tyvaso and Unituxin are sterile solutions that must be prepared under highly-controlled environmental conditions, which are challenging to maintain on a commercial scale. In addition, Unituxin is a monoclonal antibody. As with all biologic products, monoclonal antibodies are inherently more difficult to manufacture than our treprostinil-based products and involve increased risk of viral and other contaminants. Finally, we have limited experience producing Orenitram and Unituxin on a commercial scale, and currently all Orenitram and Unituxin manufacturing is performed internally. It could take substantial time to establish an FDA-approved contract manufacturer as a back-up supplier of Orenitram, or this process may not be successful at all. Our limited internal manufacturing capacity has restricted our ability to supply Unituxin outside the United States. We are constructing a new facility to expand our manufacturing capacity for dinutuximab, the active ingredient in Unituxin, but this process will take several years and may not be successful at all. We presently have no plans to engage a third-party contract manufacturer for dinutuximab, although we are in the process of qualifying a third-party manufacturer for finished Unituxin drug product. Our long-term regenerative medicine and xenotransplantation programs will involve exceptionally complicated manufacturing processes, many of which have never been attempted on a clinical or commercial scale. It could take substantial time and resources to develop and implement such manufacturing processes, or we may never be able to do so successfully.

        Additional risks we face with our manufacturing strategy include the following:

  •
  We and our third-party manufacturers are subject to the FDA's cGMP regulations, current Good Tissue Practices, and similar international regulatory standards. Our ability to exercise control over regulatory compliance by our third-party manufacturers is limited;

  •
  We may experience difficulty designing and implementing processes and procedures to ensure compliance with applicable regulations as we develop manufacturing operations for new products;

  •
  Even if we and our third-party manufacturers comply with applicable drug manufacturing regulations, the sterility and quality of our products could be substandard and such products could not be sold or used or subject to recalls;

  •
  If we had to replace our own manufacturing operations or a third-party manufacturer, the FDA and its international counterparts would require new testing and compliance inspections. Furthermore, a new manufacturer would have to be familiarized with the processes necessary to manufacture and commercially validate our products, as producing our treprostinil-based and biologic products is complex;

  •
  We may be unable to contract with needed manufacturers on satisfactory terms or at all; and

  •
  The supply of materials and components necessary to manufacture and package our products may become scarce or unavailable, which could delay the manufacturing and subsequent sale of such products. Products manufactured with substituted materials or components must be approved by the FDA and applicable international regulatory agencies before they could be sold.

        Any of these factors could disrupt sales of our commercial products, delay clinical trials or commercialization of new products, result in product liability claims and product recalls, and entail higher costs. Interruptions in our manufacturing process could be significant given the length of time and complexity involved in obtaining necessary regulatory approvals for alternative arrangements, through either third parties or internal manufacturing processes.

We rely in part on third parties to perform activities that are critical to our business. Our ability to generate commercial sales or conduct clinical trials could suffer if our third-party suppliers and service providers fail to perform.

        Third parties assist us in activities critical to our operations, such as: (1) producing our commercial products; (2) conducting clinical trials, preclinical studies and other research and development activities; (3) obtaining regulatory approvals; (4) conducting pharmacovigilance-related and product complaint activities, including drug safety, reporting adverse events and product complaints; and (5) marketing and distributing our products. For risks relating to the involvement of third parties in our manufacturing process, see the risk factor above, entitled Our manufacturing strategy exposes us to significant risks.

        We rely on various distributors to market, distribute and sell Remodulin, Tyvaso, Orenitram and Unituxin. From time-to-time, we increase the price of products sold to our U.S.-based and international distributors. Our price increases may not be fully reimbursed by third-party payers. If our distributors do not achieve acceptable profit margins on our products, they may reduce or discontinue the sale of our products. Furthermore, if our distributors devote fewer resources to sell our products or are unsuccessful in their sales efforts, our revenues may decline materially. Outside the United States, we rely substantially on our international distributors to obtain and maintain regulatory approvals for our products and to market and sell our products in compliance with applicable laws and regulations.

        We rely on Lilly to manufacture and supply Adcirca for us, and we use Lilly's pharmaceutical wholesaler network to distribute Adcirca. If Lilly is unable to manufacture or supply Adcirca or its distribution network is disrupted, it could delay, disrupt or prevent us from selling Adcirca. In addition, Lilly has the right to determine the price of Adcirca. Changes in Lilly's prices could adversely impact demand or reimbursement for Adcirca, particularly in light of the commercial availability of generic sildenafil, the active ingredient in Revatio, which could be prescribed in lieu of Adcirca.

        Any change in service providers could interrupt the distribution of our commercial products and our other products and services, and impede the progress of our clinical trials, commercial launch plans and related revenues.

        We rely heavily on third-party contract research organizations, contract laboratories, clinical investigative sites and other third-parties to conduct our clinical trials, preclinical studies and other research and development activities. In particular, our research and development efforts into new indications for Unituxin are substantially outsourced to a contract research organization called Precision Oncology, LLC. In addition, the success of certain products we are developing will depend on clinical trials sponsored by third parties. Failure by any third party to conduct or assist us in conducting clinical trials in accordance with study protocols, quality controls and GCP, or other applicable U.S. or international requirements or to submit associated regulatory filings, could limit or prevent our ability to rely on results of those trials in seeking regulatory approvals.

        We rely on third parties to supply pumps and other supplies necessary to deliver Remodulin. There are a limited number of pumps available in the market, and the discontinuation of any particular pump could have a material, adverse impact on our Remodulin revenues if a viable supply of an alternate pump is not available.

        We rely heavily on Medtronic for the success of our program to develop an implantable pump to deliver intravenous Remodulin (the Implantable System for Remodulin, or RemoSynch). In particular, Medtronic is entirely responsible for regulatory approvals and all manufacturing and quality systems related to its infusion pump and related components. Medtronic has received a consent decree citing violations of the quality system regulation for medical devices and requiring it to stop manufacturing, designing and distributing SynchroMed II implantable infusion pump systems, except in limited circumstances until the FDA determines that Medtronic has met all the provisions listed in the consent decree. It is unclear how this consent decree will impact our ability to obtain FDA approval for RemoSynch, or its commercial prospects if approved.

        Finally, we rely heavily on DEKA for the development of RemUnity, our pre-filled, semi-disposable pump system for subcutaneous treprostinil.

Our operations must comply with extensive laws and regulations in the United States and other countries, including FDA regulations. Failure to obtain approvals on a timely basis or to achieve continued compliance could delay, disrupt or prevent the commercialization of our products.

        The products we develop must be approved for marketing and sale by regulatory agencies. Our research and development efforts must comply with extensive regulations, including those promulgated by the FDA and the U.S. Department of Agriculture. The process of obtaining and maintaining regulatory approvals for new drugs is lengthy, expensive and uncertain. The regulatory approval process is particularly uncertain for our transplantation programs, which include the development of xenotransplantation, regenerative medicine and cell-based products. Once approved, the manufacture, distribution, advertising and marketing of our products are subject to extensive regulation, including product labeling, strict pharmacovigilance and adverse event and medical device reporting, complaint processing, storage, distribution and record-keeping requirements. Our product candidates may fail to receive regulatory approval on a timely basis, or at all. If granted, product approvals can be conditioned on the completion of post-marketing clinical studies, accompanied by significant restrictions on the use or marketing of a given product and withdrawn for failure to comply with regulatory requirements, such as post-marketing requirements and post-marketing commitments, or upon the occurrence of adverse events subsequent to commercial introduction. If data from post-marketing studies suggest that an approved product presents an unacceptable safety risk, regulatory authorities could withdraw the product's approval, suspend production or place other marketing restrictions on that product.

        If we fail to comply with applicable regulatory requirements, we could be subject to penalties including fines, suspension of regulatory approvals that cause us to suspend production, distribution or marketing activities, product recalls, seizure of our products and/or criminal prosecution. If regulatory sanctions are applied or regulatory approval is delayed or withdrawn, our operating results and the value of our company may be adversely affected. In addition, our reputation could be harmed as a result of any such regulatory restrictions or actions, and patients and physicians may avoid the use of our products even after we have resolved the issues that led to such regulatory action.

        Any investigation, inquiry or other legal proceeding relating to our operations may adversely affect our business, results of operations or reputation. For example, in May 2016, we received a subpoena from the U.S. Department of Justice requesting documents regarding our support of 501(c)(3) organizations that provide financial assistance to patients taking our medicines. We are cooperating with this inquiry. We are unable to predict how long this inquiry will continue or its outcome, but it may require significant management time and attention, and we may incur significant costs in connection with the investigation, regardless of the outcome.

Regulatory approval for our currently marketed products is limited by the FDA and other regulators to those specific indications and conditions for which clinical safety and efficacy have been demonstrated.

        Any regulatory approval of our products is limited to specific diseases and indications for which our products have been deemed safe and effective by the FDA. FDA approval is also required for new formulations and new indications for an approved product. If we are not able to obtain FDA approval for any desired future indications for our products, our ability to effectively market and sell our products may be reduced.

        While physicians may choose to prescribe drugs for uses that are not described in the product's labeling and for uses that differ from those approved by regulatory authorities (called "off-label" uses), our ability to promote our products is limited to those indications that are specifically approved by the FDA. If our promotional activities fail to comply with regulations or guidelines related to off-label promotion, we may be subject to warnings from, or enforcement action by, these authorities. In addition, failure to follow FDA rules and guidelines relating to promotion and advertising can result in the FDA's refusal to approve a product, suspension or withdrawal of an approved product from the market, product recalls, fines, disgorgement of money, operating restrictions, civil lawsuits, injunctions or criminal prosecution.

We must comply with various laws in jurisdictions around the world that restrict certain marketing practices in the pharmaceutical and medical device industries. Failure to comply with such laws could result in penalties and have a material adverse effect on our business, financial condition and results of operations.

        Our business activities may be subject to challenge under laws in jurisdictions around the world restricting particular marketing practices such as anti-kickback and false claim statutes, the Foreign Corrupt Practices Act and the UK Bribery Act. Any penalties imposed upon us for failure to comply could have a material adverse effect on our business and financial condition.

        In the United States, the federal health care program anti-kickback statute prohibits, among other activities, knowingly and willfully offering, paying, soliciting, or receiving compensation to induce, or in return for, the purchase, lease, order or arranging the purchase, lease or order of any health care product or service reimbursable under any federally financed health-care program. This statute has been interpreted broadly to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other. The exemptions and safe harbors for this statute are narrow, and practices that involve compensation intended to induce prescriptions, purchases, or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Our practices may not always qualify for safe harbor protection.

        The federal False Claims Act, as amended by the PPACA, prohibits any person from presenting or causing to be presented a false claim or making or causing a false statement material to a false claim. Several pharmaceutical and health care companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the free product. Other companies have been prosecuted for causing false claims to be submitted because of these companies' marketing of a product for unapproved and non-reimbursable uses. Potential liability under the federal False Claims Act includes mandatory treble damages and significant per-claim penalties. The majority of states also have statutes or regulations similar to the federal anti-kickback statute and False Claims Act. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer's product from reimbursement under government programs, debarment, criminal fines, and imprisonment.

        The PPACA imposed reporting requirements for pharmaceutical, biologic and device manufacturers regarding payments or other transfers of value made to physicians and teaching hospitals, investment interests in such manufacturers held by physicians and their immediate family members during the preceding calendar year. Failure to submit required information may result in civil monetary penalties, which may increase significantly for "knowing failures." Compliance with these and similar laws on a state-by-state basis is difficult and time consuming.

Government health care reform could adversely affect our revenue, costs and results of operations.

        Our industry is highly regulated and changes in law may adversely impact our business, operations or financial results. The PPACA is a broad measure intended to expand health care coverage within the United States, primarily through the imposition of health insurance mandates on employers and individuals and expansion of the Medicaid program. The reforms imposed by the law will significantly impact the pharmaceutical industry; however, the full effects of the PPACA will be unknown until all of these provisions are implemented and the Centers for Medicare and Medicaid Services and other federal and state agencies issue applicable regulations or guidance. Moreover, in the coming years, additional changes could be made to governmental health care programs that could significantly impact the success of our products or product candidates. In 2017, we may face uncertainties as a result of likely federal and administrative efforts to repeal, substantially modify or invalidate some or all of the provisions of the PPACA. There is no assurance that the PPACA, as currently enacted or as amended in the future, will not adversely affect our business and financial results, and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.

Reports of actual or perceived side effects and adverse events associated with our products, such as sepsis, could cause physicians and patients to avoid or discontinue use of our products in favor of alternative treatments.

        Reports of side effects and adverse events associated with our products could have a significant adverse impact on the sale of our products. An example of a known risk associated with intravenous Remodulin is sepsis, which is a serious and potentially life-threatening infection of the bloodstream caused by a wide variety of bacteria. Intravenous Remodulin is infused continuously through a catheter placed in a large vein in the patient's chest, and sepsis is a known risk associated with this type of delivery. Development of new products, and new formulations and indications for existing products, could result in new side effects and adverse events which may be serious in nature. Concerns about side effects may affect a physician's decision to prescribe or a patient's willingness to use our products.

Negative attention from special interest groups may impair our business.

        As is common with pharmaceutical and biotechnology companies, our early-stage research and development involves animal testing, which we conduct both directly and through contracts with third parties. Our xenotransplantation and regenerative medicine programs rely heavily on the use of animals to manufacture and test our products. Certain special interest groups categorically object to the use of animals for research purposes. Any negative attention, threats or acts of vandalism directed against our animal research activities in the future could impede the operation of our business.

If any of the license or other agreements under which intellectual property rights are licensed to, or were acquired by us, are breached or terminated, our right to continue to develop, manufacture and sell the products covered by such agreements could be impaired or lost.

        Our business depends upon our continuing ability to exploit our intellectual property rights acquired from third parties under product license and purchase agreements. Under each of our purchase agreements, we have rights to certain intellectual property covering a drug or other product or technology. We may be required to license additional intellectual property owned by third parties to continue to develop and commercialize our products.

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

  •
  Our rights to develop and market products to which the intellectual property relates are frequently limited to specific territories and fields of use (such as treatment of particular diseases); and

  •
  If a licensor of intellectual property fails to maintain the intellectual property licensed, we may lose any ability to prevent others from developing or marketing similar products covered by such intellectual property. In addition, we may be forced to incur substantial costs to maintain the intellectual property ourselves or take legal action seeking to force the licensor to do so.

Our intellectual property rights may not effectively deter competitors from developing competing products that, if successful, could have a material adverse effect on our revenues and profits.

        The period under which our commercial and developmental therapies are protected by our patent rights is limited. Three of our U.S. patents covering our current methods of synthesizing and producing treprostinil, the active ingredient in Remodulin, Tyvaso and Orenitram, expire in October 2017, and a fourth will expire in 2028. We settled patent litigation with Sandoz, Teva and Par, which will permit them to launch generic versions of Remodulin in the United States in June 2018 (Sandoz) and December 2018 (Teva and Par), although they may be permitted to enter the market earlier under certain circumstances. Our patents relating to our individual treprostinil-based products expire at various times between 2018 and 2031. For further details, please see Item 1.—Business—Patents and Other Proprietary Rights, Strategic Licenses and Market Exclusivity—Remodulin, Tyvaso and Orenitram Proprietary Rights. The U.S. patent for Adcirca for the treatment of pulmonary hypertension will expire in November 2017. We have no issued patents covering Unituxin.

        We continue to conduct research into new methods to synthesize treprostinil and have pending U.S. and international patent applications and patents relating to such methods. We also have additional issued and pending patents covering the use of our existing commercial products in new indications and with new devices. However, we cannot be sure that our existing or any new patents will effectively deter or delay competitors' efforts to bring new products to market, or that additional patent applications will result in new patents. Upon the expiration of any of our patents, competitors may develop generic versions of our products and may market those generic versions at a lower price to compete with our products. Competitors may also seek to design around our patents or exclude patented methods of treatment, such as patent-protected indications, from the label for generic versions of our products in an effort to develop competing products that do not infringe our patents. In addition, patent laws of foreign jurisdictions may not protect our patent rights to the same extent as the patent laws of the United States.

        Third parties are currently, and may in the future, challenge the validity of our patents, through patent litigation and/or initiating proceedings, including re-examinations, inter partes reviews, post-grant reviews and interference proceedings, before the U.S. Patent and Trademark Office or other applicable patent filing office, or other means. We are currently involved in litigation challenging several of our patents related to Tyvaso and Orenitram as a result of ANDA filings by generic companies. If any company receives approval to sell a generic version of Tyvaso or Orenitram and/or prevailed in any patent litigation, the affected product would become subject to increased competition and our revenue could decrease. In addition, in October 2015, SteadyMed filed a petition for inter partes review with the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office seeking to invalidate the claims of one of our patents covering a method of making treprostinil that expires in 2028 and is listed in the Orange Book for Remodulin, Tyvaso, and Orenitram. For details on the status of these matters, please see Note 19—Litigation, to our consolidated financial statements.

        Patent litigation can be time consuming, distracting to our operations, costly and may conclude unfavorably for us. In addition, the outcome of patent infringement litigation often is difficult to predict. If we are unsuccessful with respect to any future legal action in the defense of our patents and our patents are invalidated or determined to be unenforceable, our business could be negatively impacted. Even if our patents are determined to be valid or enforceable, it is possible that a competitor could circumvent our patents by effectively designing around the claims of our patents. Accordingly, our patents may not provide us with any competitive advantage.

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

        If a third party commences legal action against us for infringement, we could be compelled to incur significant costs to defend the action and our management's attention could be diverted from our day-to-day business operations, whether or not the action were to have any merit. We cannot be certain that we could prevail in the action, and an adverse judgment or settlement resulting from the action could require us to pay substantial amounts in damages for infringement or substantial amounts to obtain a license to continue to use the intellectual property that is the subject of the infringement claim.

We may not maintain adequate insurance coverage to protect us against significant product liability claims.

        The testing, manufacturing, marketing, and sale of drugs and diagnostics involve product liability risks. We may not be able to maintain our current product liability insurance at an acceptable cost, if at all. In addition, our insurance coverage may not be adequate for all potential claims. If claims or losses significantly exceed our liability insurance coverage, we may experience financial hardship or potentially be forced out of business. While we historically have had a limited number of product liability claims, the clinical testing and eventual marketing and sale of new products, reformulated versions of existing products, or existing products in new indications, could expose us to new product liability risks.

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

        If we experience substantial sales growth, we may have difficulty managing inventory levels as marketing new therapies is complicated and gauging future demand can be difficult and uncertain until we possess sufficient post-launch sales experience. In addition, we have spent considerable resources building and expanding our offices, laboratories and manufacturing facilities. However, our facilities could be insufficient to meet future demand for our products. Conversely, we may have excess capacity at our facilities if future demand falls short of our projections, or if we do not receive regulatory approvals for the products we intend to manufacture at our facilities. Our ability to satisfactorily recover our investments in our facilities will depend on sales of the products manufactured at these facilities in sufficient volume.

If we need additional financing and cannot obtain it, our product development and sales efforts may be limited.

        We may be required to seek additional sources of financing to meet unplanned or planned expenditures. Unplanned expenditures could be significant and may result from necessary modifications to product development plans or product offerings in response to difficulties encountered with clinical trials. We may also face unexpected costs in preparing products for commercial sale, or in maintaining sales levels of our currently marketed therapeutic products. In addition, we are parties to a credit agreement (the 2016 Credit Agreement), which provides an unsecured, revolving credit facility of up to $1.0 billion. The 2016 Credit Agreement contains affirmative and negative covenants that, among other things, limit our ability to incur additional indebtedness. If we are unable to obtain additional funding on commercially reasonable terms or at all, we may be compelled to delay clinical studies, curtail operations or obtain funds through collaborative arrangements that may require us to relinquish rights to certain products or potential markets.

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

        We may borrow up to $1.0 billion under the 2016 Credit Agreement, which matures in January 2022. Our ability to make payments on or refinance our debt obligations, including any future debt that we may incur, will depend on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. Our inability to generate sufficient cash flows to satisfy our debt obligations would materially and adversely affect our financial position and results of operations.

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

        We are increasingly dependent on information technology systems and infrastructure, much of which is outsourced to third parties including in "cloud" based platforms. In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our suppliers, customers and business partners, and personally identifiable information. The secure maintenance of this information is critical to our operations and business strategy. We are subject to laws in the United States and abroad, such as the Health Insurance Portability and Accountability Act of 1996 and European Union regulations related to data privacy, which require us to protect the privacy and security of certain types of information. Our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Such breaches could compromise sensitive and confidential information stored on our networks and expose such information to public disclosure, loss or theft. Any access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, disruption of our operations, and damage to our reputation which could adversely affect our business.

The increasing use of social media platforms presents new risks and challenges.

        Social media is increasingly being used to communicate about our products and the diseases our therapies are designed to treat. Social media practices in our industry continue to evolve and regulations relating to such use are not always clear. This evolution creates uncertainty and risk of noncompliance with regulations applicable to our business. For example, patients and others may use social media channels to comment on the effectiveness of a product or to report an alleged adverse event. When such disclosures occur, we may fail to monitor and comply with applicable adverse event reporting obligations or we may not be able to defend against political and market pressures generated by social media due to restrictions on what we may say about our products. There is also a risk of inappropriate disclosure of sensitive information or negative or inaccurate comments about us on any social networking website. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face overly restrictive regulatory actions or incur other harm to our business.

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

        The price of common stock can be highly volatile within the pharmaceutical and biotechnology sector. Consequently, there can be significant price and volume fluctuations in the market that may not relate to operating performance. The following table sets forth the high and low closing prices of our common stock for the periods indicated:

	High	Low
January 1, 2016 - December 31, 2016	$155.54	$98.33
January 1, 2015 - December 31, 2015	$188.56	$119.57
January 1, 2014 - December 31, 2014	$136.16	$86.14

        The price of our common stock could decline sharply due to the following factors, among others:

  •
  Failure to meet our estimates or expectations, or those of securities analysts;

  •
  Quarterly and annual financial results;

  •
  Timing of enrollment and results of our clinical trials;

  •
  Announcements regarding generic or other challenges to the intellectual property relating to our products, including developments with respect to the ANDAs filed by generic drug companies relating to certain of our Tyvaso and Orenitram patents and to our pending lawsuits defending our patent rights, and the inter partes review initiated by SteadyMed challenging the validity of one of the patents listed in the Orange Book for Remodulin, Tyvaso and Orenitram;

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

  •
  Announcements of technological innovations or new products or announcements regarding our existing products, including in particular the development of new, competing PAH therapies;

  •
  Substantial sales of our common stock by us or our existing shareholders, or concerns that such sales may occur;

  •
  Future issuances of common stock by us or any other activity which could be viewed as being dilutive to our shareholders;

  •
  Rumors among, or incorrect statements by, investors and/or analysts concerning our company, our products, or our operations;

  •
  Failures or delays in our efforts to obtain or maintain regulatory approvals from the FDA or international regulatory agencies;

  •
  Discovery of previously unknown problems with our marketed products, or problems with our manufacturing, regulatory, compliance, promotional, marketing or sales activities that result in regulatory penalties or restrictions on our products, up to the withdrawal of our products from the market;

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

        We enter into certain license agreements that generally prohibit our counterparties or their affiliates from taking necessary steps to acquire or merge with us, directly or indirectly throughout the term of these agreements, plus a specified period thereafter. We are also party to certain license agreements that restrict our ability to assign or transfer the rights licensed to us to third parties, including parties with whom we wish to merge, or those attempting to acquire us. These agreements often require that we obtain prior consent of the counterparties to these agreements if we contemplate a change of control. If these counterparties withhold consent, related agreements could be terminated and we would lose related license rights. For example, both Lilly and Toray have the right to terminate our license agreements relating to Adcirca and esuberaprost, respectively, in the event of certain change of control transactions. These restrictive change of control provisions could impede or prevent mergers or other transactions that could benefit our shareholders.

Because we do not intend to pay cash dividends, our shareholders must rely on stock appreciation for any return on their investment in us.

        We have never declared or paid cash dividends on our common stock. Furthermore, we do not intend to pay cash dividends in the future and our 2016 Credit Agreement contains covenants that may restrict us from doing so. As a result, the return on an investment in our common stock will depend entirely upon the future appreciation in the price of our common stock. There can be no assurances that our common stock will provide a return to investors.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Maryland—We own a 232,000 square foot combination laboratory and office building complex in Silver Spring, Maryland that serves as our co-headquarters and is used for commercial manufacturing. These manufacturing activities include the synthesis of treprostinil, the active ingredient in Remodulin and Tyvaso, and treprostinil diolamine, the active ingredient in Orenitram, as well as dinutuximab, the active ingredient in Unituxin. We also manufacture finished Remodulin, Tyvaso and Unituxin in our Silver Spring facilities. We own several other buildings in Silver Spring used principally for office and laboratory space.

        North Carolina—We own a 380,000 square foot combination manufacturing facility and office building in Research Triangle Park, North Carolina (RTP facility), which serves as our co-headquarters and is occupied by our clinical research and development, commercialization and our logistics and manufacturing personnel. We manufacture Orenitram tablets and we package, warehouse and distribute Remodulin, Tyvaso, Orenitram and Unituxin at this location. We also own a 132-acre property containing approximately 330,000 square feet of building space adjacent to our RTP facility, which we use for our research, development and manufacturing facilities relating to our lung regeneration program, office space and for future expansion.

        Europe—We own an office building near London, England which serves as our European headquarters. In Germany, we lease a warehouse where we maintain inventory of components for our Tyvaso Inhalation System. The German facility includes office and laboratory space.

        District of Columbia—We own two adjacent buildings in Washington, D.C., which serve as office space.

        Florida—We own an office building in Satellite Beach, Florida and a facility in Melbourne, Florida used as a reimbursement support call center.

        We believe that these facilities, along with various other owned and leased facilities, are adequate for our current operations and that additional land and facilities for future expansion are reasonably available.

ITEM 3.    LEGAL PROCEEDINGS

        Please refer to Note 19—Litigation, to our consolidated financial statements contained elsewhere in this Report, which is incorporated herein by reference.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common stock (and associated preferred stock purchase rights) trades on the NASDAQ Global Select Market under the symbol "UTHR". The table below sets forth the high and low closing prices for our common stock for the periods indicated:

	2016		2015
	High	Low	High	Low
January 1 - March 31	$155.54	$108.47	$179.51	$124.93
April 1 - June 30	$121.03	$98.33	$188.56	$159.69
July 1 - September 30	$129.64	$107.73	$179.15	$131.24
October 1 - December 31	$145.38	$111.68	$160.91	$119.57

Number of Holders

        As of February 10, 2017, there were 36 holders of record of our common stock.

Dividend Policy

        We have never paid and have no present intention to pay cash dividends on our common stock in the foreseeable future and our 2016 Credit Agreement contains covenants that may restrict us from doing so. We intend to retain any earnings for use in our business operations.

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)(1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs(2)
Beginning repurchase authority				$104,489,107
October 1, 2016 - October 31, 2016	384,267	$117.49	384,267	59,340,205
November 1, 2016 - November 30, 2016	349,392	127.02	349,392	14,961,537
December 1, 2016 - December 31, 2016	114,900	130.21	114,900	—

Total	848,559	$123.14	848,559	$—

(1)
Average price paid per share calculated at settlement, including commission.

(2)
On October 15, 2015, we announced that our Board of Directors authorized a share repurchase program for up to $500.0 million in aggregate repurchases. This program was effective from January 1, 2016 through December 31, 2016. In the aggregate, we repurchased approximately 4.2 million shares of common stock under this program for $500.0 million.

Comparison of Five-Year Total Cumulative Shareholder Return

        The following chart shows the performance from December 31, 2011 through December 31, 2016 of our common stock, compared with an investment in the stocks represented in each of the NASDAQ

U.S. Benchmark TR Index and the NASDAQ ICB: 4577 Pharmaceutical Stock Index, assuming the investment of $100 at the beginning of the period and the reinvestment of dividends, if any.

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the notes accompanying the consolidated financial statements and Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Report. The historical results are not necessarily indicative of results to be expected for future periods. The following information is presented in millions, except per share data.

	Year Ended December 31,
	2016	2015	2014	2013	2012
Consolidated Statements of Operations Data:
Revenues	$1,598.8	$1,465.8	$1,288.5	$1,117.0	$916.1
Operating income	$1,061.7	$699.0	$538.8	$292.5	$421.6
Net income	$713.7	$651.6	$340.1	$174.6	$304.4
Net income per common share:
Basic(1)	$16.29	$14.17	$7.06	$3.49	$5.84
Diluted(1)	$15.25	$12.72	$6.28	$3.28	$5.71

	As of December 31,
	2016	2015	2014	2013	2012
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable investments	$1,053.1	$991.8	$818.2	$1,142.0	$784.9
Total assets	$2,325.6	$2,184.4	$1,884.4	$2,087.6	$1,626.6
Other non-current liabilities	$130.9	$144.0	$114.5	$95.6	$355.0
Total stockholders' equity	$1,851.3	$1,588.6	$1,242.4	$1,259.3	$1,084.0

(1)
Refer to Note 11—Stockholders' Equity—Earnings Per Common Share to our consolidated financial statements contained in this Report for the computation of basic and diluted net income per share.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with our consolidated financial statements and related notes to the consolidated financial statements included in this Report.

Overview

Commercial Products

        We currently market and sell the following commercial products:

  •
  Remodulin, a continuously-infused formulation of the prostacyclin analogue treprostinil, approved by the FDA for subcutaneous and intravenous administration to diminish symptoms associated with exercise in PAH patients. Remodulin has also been approved in various countries outside of the United States.

  •
  Tyvaso, an inhaled formulation of treprostinil, approved by the FDA to improve exercise ability in PAH patients.

  •
  Orenitram, a tablet dosage form of treprostinil approved by the FDA to improve exercise capacity in PAH patients.

  •
  Adcirca, an oral PDE-5 inhibitor approved by the FDA to improve exercise ability in PAH patients.

  •
  Unituxin, approved by the FDA for the treatment of pediatric patients with high-risk neuroblastoma who achieve at least a partial response to prior first-line multiagent, multimodality therapy.

        For additional detail regarding our commercial products, see Item 1—Business—Our Commercial Products.

Research and Development

        We are engaged in research and development of new formulations, indications and delivery devices for our existing products. In particular, we are developing the RemoSynch and RemUnity delivery systems for intravenous and subcutaneous Remodulin. We are studying Tyvaso in patients with WHO Group 3 pulmonary hypertension (which we refer to as Tyvaso-ILD), and Orenitram in patients with WHO Groups 2 and 5 pulmonary hypertension (which we refer to as OreniLeft and OreniCell, respectively). We are also planning studies of Unituxin in new oncology indications. Finally, we are engaged in studies to improve the label for the use of Orenitram in PAH patients, including our FREEDOM-EV study of Orenitram in combination with background therapy, a project we refer to as OreniPlus.

        In addition, we are developing new therapies for PAH (esuberaprost and eNOS gene therapy). We are also heavily engaged in early-stage research and development of a number of organ transplantation-related technologies including regenerative medicine, xenotransplantation and ex-vivo lung perfusion. Finally, we are engaged in additional, early-stage research and development efforts in PAH and other diseases. For additional detail regarding our research and development programs, see Item 1—Business—Research and Development.

Revenues

        Our net product sales consist entirely of sales of the five commercial products noted above. We have entered into separate, non-exclusive distribution agreements with Accredo and Caremark to distribute Remodulin, Tyvaso and Orenitram in the United States, and we have entered into an exclusive distribution agreement with ASD to distribute Unituxin in the United States. We also sell Remodulin, Tyvaso and Unituxin to distributors internationally. We sell Adcirca through Lilly's pharmaceutical wholesale network. To the extent we increase the price of any of these products, increases are in the single-digit percentages per year, except for Adcirca, the price of which is set by Lilly.

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

        We recognize revenues net of: (1) estimated rebates; (2) prompt pay discounts; (3) allowances for sales returns; and (4) distributor fees. We derive our provisions for rebates from an analysis of historical levels of rebates for all government drug discount programs and commercial third-party payer contracts, relative to sales of each product. We provide prompt pay discounts to customers that pay amounts due within a specific time period and base related estimates on observed historical customer payment behavior. The allowance for exchanges for Remodulin, Tyvaso, Orenitram and Unituxin has been negligible and immaterial. Furthermore, we anticipate minimal exchange activity in the future for Remodulin, Tyvaso, Orenitram and Unituxin since we typically sell these products with a remaining shelf life in excess of one year and our distributors generally carry a thirty- to sixty-day supply of our products at any given time. As a result, we do not record reserves for exchanges for Remodulin, Tyvaso,

Orenitram and Unituxin at the time of sale. We derive estimates relating to our allowance for returns of Adcirca based on actual return data accumulated since the drug's launch in 2009. We also compare patient prescription data for Adcirca to product sales on a quarterly basis to ensure a reasonable relationship between prescription and sales trends. To date, we have not identified any unusual patterns in the volume of prescriptions relative to sales that would warrant reconsideration of our methodology for estimating Adcirca returns. Remodulin, Tyvaso and Orenitram are distributed in the United States under separate contracts with substantially similar terms, which include exchange rights in the event that product is damaged during shipment or expires. Lastly, we pay our distributors for contractual services rendered and accrue for related fees based on contractual rates applied to the estimated units of service provided by distributors for a given financial reporting period.

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

        Our operating expenses include the following costs:

  Cost of Product Sales

        Our cost of product sales primarily includes costs to manufacture and acquire products sold to customers, royalty payments under license agreements granting us rights to sell related products, direct and indirect distribution costs incurred in the sale of products, and the costs of inventory reserves for current and projected obsolescence. These costs generally include share-based compensation and salary-related expenses for direct manufacturing and indirect support personnel, quality review and release for commercial distribution, direct materials and supplies, depreciation, facilities-related expenses and other overhead costs.

        We manufacture our primary supply of Remodulin, Tyvaso, Orenitram and Unituxin at our own facilities. In particular, we synthesize treprostinil, the active ingredient in Remodulin and Tyvaso, and treprostinil diolamine, the active ingredient in Orenitram, at our facility in Silver Spring, Maryland. We also manufacture finished Remodulin, Tyvaso, and Unituxin at our Silver Spring facility. We manufacture Orenitram and we package, warehouse and distribute Remodulin, Tyvaso, Orenitram and Unituxin, at our facility in Research Triangle Park, North Carolina. We intend to use our own facilities to manufacture our primary supply of Remodulin, Tyvaso, Orenitram and Unituxin. We utilize third-party contract manufacturers to supplement our Remodulin and Tyvaso manufacturing capacity and mitigate the risk of shortages and we are working to obtain FDA approval of a third party to serve as an additional manufacturer of Orenitram and Unituxin finished drug product, and are commencing construction of a new facility to expand our internal manufacturing capacity for Unituxin drug substance. We engage a third-party contract manufacturer to manufacture the Tyvaso Inhalation System. We began selling Orenitram during 2014 and Unituxin in 2015. Typical of the initial commercial activities of a newly-launched product, Orenitram's and Unituxin's cost of product sales as a percentage of its net product sales was initially significantly higher than that of our other commercial products. This percentage has decreased since the commercial launches of Orenitram and Unituxin, and we expect this trend to continue as sales of these products increase.

        Lilly manufactures Adcirca. We take title to Adcirca upon its manufacture and bear any losses related to the storage, distribution and sale of Adcirca.

  Research and Development

        Our research and development expenses primarily include costs associated with the research and development of products and post-marketing research commitments. These costs generally include share-based compensation and salary-related expenses for research and development functions, professional fees for preclinical and clinical studies, costs associated with clinical manufacturing, facilities-related expenses, regulatory costs and costs associated with pre-FDA approval payments to third-party contract manufacturers. Expenses also include costs for third-party arrangements, including upfront fees and milestone payments required under license arrangements for therapies under development. We expect to see increased clinical trial-related expenses in 2017, driven by enrollment in several large clinical studies of our existing products, including Orenitram (SOUTHPAW: 310 patients; IRONS: 226 patients; and TAO, a study of Orenitram in up-front combination with ambrisentan and tadalafil: 600 patients), Tyvaso (INCREASE: 314 patients) and Unituxin in new indications (likely to be large, international studies).

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

        We account for STAP awards as liabilities because they are settled in cash. As such, we must re-measure the fair value of STAP awards at the end of each financial reporting period until the awards are no longer outstanding. Changes in our STAP-related liability resulting from such re-measurements are recorded as adjustments to share-based compensation (benefit) expense and can create substantial volatility within our operating expenses from financial reporting period to period. The following factors, among others, have a significant impact on the amount of share-based compensation (benefit) expense recognized in connection with STAP awards from period to period: (1) volatility in the price of our common stock (specifically, increases in the price of our common stock will generally result in an increase in our STAP liability and related compensation expense, while decreases in our stock price will generally result in a reduction in our STAP liability and related compensation expense); (2) changes in the number of outstanding awards; and (3) changes in the number of vested and unvested awards.

Future Prospects

        Our strategy is to continue to grow the revenues of our existing commercial products, including through approval of new and/or improved indications, formulations and delivery devices for our existing cardiopulmonary and oncology products. These efforts are designed to provide continued revenue growth in the near and medium term, while efforts are under way to develop technologies in organ transplantation in the longer term.

        Our ability to achieve these objectives and sustain our growth and profitability will depend on many factors, including among others: (1) the timing and outcome of preclinical research, clinical trials and regulatory approvals for products we develop; (2) the timing and degree of success related to the commercial launch of new products; (3) the demand for our products; (4) the price of our products and the reimbursement of our products by public and private health insurance organizations; (5) the competition we face within our industry; (6) our ability to effectively manage our business in an increasingly complex legal and regulatory environment; (7) our ability to defend against generic competition and challenges to our patents; and (8) the risks identified in Item 1A—Risk Factors, included in this Report.

        We will need to construct additional facilities to support the development and commercialization of our products and technologies. We have budgeted for capital expenditures of approximately $275 million over the next three years.

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

Results of Operations

Revenues

        The following table presents the components of total revenues (dollars in millions):

	Year Ended December 31,			Percentage Change
	2016	2015	2014	2016 v. 2015	2015 v. 2014
Net product sales:
Remodulin	$602.3	$572.8	$553.7	5.2%	3.4%
Tyvaso	404.6	470.1	463.1	(13.9)%	1.5%
Adcirca	372.2	278.8	221.5	33.5%	25.9%
Orenitram	157.2	118.4	41.2	32.8%	187.4%
Unituxin	62.5	20.5	—	204.9%	100.0%
Other	—	5.2	9.0	(100.0)%	(42.2)%

Total revenues	$1,598.8	$1,465.8	$1,288.5	9.1%	13.8%

        Revenues for the year ended December 31, 2016 increased by $133.0 million as compared to the same period in 2015. The growth in revenues primarily resulted from the following: (1) a $93.4 million increase in Adcirca net product sales due to an increase in the number of Adcirca bottles sold and price increases, which were determined by Lilly; (2) a $42.0 million increase in Unituxin net product sales, which we launched in the third quarter of 2015; (3) a $38.8 million increase in Orenitram net product sales due to an increase in the number of patients being treated with Orenitram; and (4) a $29.5 million increase in Remodulin net product sales due to an increase in the number of patients being treated with Remodulin. These increases were partially offset by: (1) a $65.5 million decrease in Tyvaso net product sales due to a decrease in the number of patients being treated with Tyvaso; and (2) a $5.2 million decrease in other revenues as a result of the sale of our antiviral program in late 2015. We believe the decrease in Tyvaso sales resulted from the availability of oral prostacyclin-class therapies, and increased propensity to treat patients with multiple oral therapies earlier in their disease progression, which can delay the need to prescribe inhaled therapies.

        Revenues for the year ended December 31, 2015 increased by $177.3 million as compared to the same period in 2014. The growth in revenues primarily resulted from the following: (1) a $77.2 million increase in Orenitram net product sales due to an increase in the number of patients being treated with Orenitram, which we launched in the second quarter of 2014; (2) a $57.3 million increase in Adcirca net product sales due to price increases, which were determined by Lilly, and to a lesser extent by an increase in the number of Adcirca bottles sold; (3) a $20.5 million increase in Unituxin net product sales, which we launched in the third quarter of 2015; and (4) a $19.1 million increase in Remodulin net product sales due to an increase in the number of patients being treated with Remodulin.

        For the years ended December 31, 2016, 2015 and 2014 approximately 64 percent, 72 percent and 74 percent, respectively, of total revenues were derived from net product sales of Remodulin, Tyvaso and Orenitram to our U.S.-based specialty pharmaceutical distributors. Remaining revenues were derived primarily from net product sales of Adcirca and Unituxin and net product sales of Remodulin to our international distributors.

        The potential launch of generic versions of Remodulin and Adcirca in 2018 and 2017, respectively, as described in Item 1—Business—Patents and Other Proprietary Rights, Strategic Licenses and Market Exclusivity—Generic Competition¸ could materially reduce our revenues from those products.

        We recognize revenues net of: (1) estimated rebates; (2) prompt pay discounts; (3) allowances for sales returns; and (4) distributor fees. These are referred to as gross-to-net deductions and are based on historical experiences and contractual and statutory requirements. The tables below include a reconciliation of the accounts associated with these deductions (in millions):

	Year Ended December 31, 2016
	Rebates	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, January 1, 2016	$44.6	$3.9	$5.3	$2.6	$56.4
Provisions attributed to sales in:
Current period	206.3	36.9	3.2	12.6	259.0
Prior periods	4.0	—	—	—	4.0
Payments or credits attributed to sales in:
Current period	(164.7)	(32.7)	—	(9.8)	(207.2)
Prior periods	(44.2)	(3.8)	(0.8)	(2.6)	(51.4)

Balance, December 31, 2016	$46.0	$4.3	$7.7	$2.8	$60.8

	Year Ended December 31, 2015
	Rebates	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, January 1, 2015	$31.6	$3.3	$4.0	$0.6	$39.5
Provisions attributed to sales in:
Current period	171.6	33.5	2.7	9.8	217.6
Prior periods	—	—	0.3	(0.3)	—
Payments or credits attributed to sales in:
Current period	(123.9)	(29.6)	—	(7.2)	(160.7)
Prior periods	(34.7)	(3.3)	(1.7)	(0.3)	(40.0)

Balance, December 31, 2015	$44.6	$3.9	$5.3	$2.6	$56.4

	Year Ended December 31, 2014
	Rebates	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, January 1, 2014	$22.5	$2.5	$2.8	$1.1	$28.9
Provisions attributed to sales in:
Current period	116.8	27.1	1.7	7.8	153.4
Prior periods	6.6	—	0.4	0.3	7.3
Payments or credits attributed to sales in:
Current period	(85.8)	(24.0)	—	(7.1)	(116.9)
Prior periods	(28.5)	(2.3)	(0.9)	(1.5)	(33.2)

Balance, December 31, 2014	$31.6	$3.3	$4.0	$0.6	$39.5

Cost of Product Sales

        The table below summarizes cost of product sales by major category (dollars in millions):

	Year Ended December 31,			Percentage Change
	2016	2015	2014	2016 v. 2015	2015 v. 2014
Category:
Cost of product sales	$72.1	$60.2	$121.5	19.8%	(50.5)%
Share-based compensation expense(1)	0.6	8.8	4.4	(93.2)%	100.0%

Total cost of product sales	$72.7	$69.0	$125.9	5.4%	(45.2)%

(1)
Refer to Share-based Compensation Expense section below for discussion.

        Cost of Product Sales.    The increase in cost of product sales of $11.9 million for the year ended December 31, 2016 as compared to the same period in 2015, was primarily attributable to increased sales.

        The decrease in cost of product sales of $61.3 million for the year ended December 31, 2015 as compared to the same period in 2014, primarily resulted from the expiration of our royalty obligation to GlaxoSmithKline PLC (formerly Glaxo Wellcome, Inc.) (Glaxo) in October 2014. During the twelve months ended December 31, 2014, we incurred $72.5 million in royalty expense related to this obligation. This decrease was partially offset by an increase in the cost of product sales of $8.6 million relating to an increase in net product sales of Orenitram and Adcirca in 2015.

Research and Development Expense

        The table below summarizes research and development expense by major category (dollars in millions):

	Year Ended December 31,			Percentage Change
	2016	2015	2014	2016 v. 2015	2015 v. 2014
Category:
Research and development projects	$157.6	$157.4	$169.8	0.1%	(7.3)%
Share-based compensation expense(1)	(10.0)	87.7	72.7	(111.4)%	20.6%

Total research and development expense	$147.6	$245.1	$242.5	(39.8)%	1.1%

(1)
Refer to Share-based Compensation Expense section below for discussion.

        Research and development expense.    The decrease in research and development expense of $12.4 million for the year ended December 31, 2015 as compared to the same period in 2014, primarily resulted from a $6.4 million decrease in expenditures for our development of Unituxin, which was approved by the FDA in March of 2015.

  Selling, General and Administrative Expense

        The table below summarizes selling, general and administrative expense by major category (dollars in millions):

	Year Ended December 31,			Percentage Change
	2016	2015	2014	2016 v. 2015	2015 v. 2014
Category:
General and administrative	$210.7	$174.6	$186.3	20.7%	(6.3)%
Sales and marketing	84.6	94.3	82.0	(10.3)%	15.0%
Share-based compensation expense(1)	21.5	183.8	113.0	(88.3)%	62.7%

Total selling, general and administrative expense	$316.8	$452.7	$381.3	(30.0)%	18.7%

(1)
Refer to Share-based Compensation Expense section below for discussion.

        General and administrative.    The increase in general and administrative expenses of $36.1 million for the year ended December 31, 2016, as compared to the same period in 2015, primarily resulted from: (1) a $20.0 million increase in grants to a non-affiliated, non-profit organization that provides financial assistance to patients with PAH; and (2) $9.3 million of expenses in connection for disposition and write-down of various properties.

        The decrease in general and administrative expenses of $11.7 million for the year ended December 31, 2015 as compared to the same period in 2014, primarily resulted from the following: (1) a $12.7 million decrease due to timing of grants to non-affiliated, non-profit organizations that provide financial assistance to patients with PAH; and (2) a $9.4 million decrease in legal expenses resulting from the April 2015 closure of an investigation by the Office of Inspector General of the Department of Health and Human Services related to our marketing practices; partially offset by (3) a $10.0 million increase in salaries and other compensation-related expenses driven by the general expansion of our business.

        Sales and marketing.    The decrease in sales and marketing expenses of $9.7 million for the year ended December 31, 2016, as compared to the same period in 2015, primarily resulted from an overall decrease in general spending on sales and marketing activities.

        The increase in sales and marketing expenses of $12.3 million for the year ended December 31, 2015 as compared to the same period in 2014, primarily resulted from the following: (1) an $8.6 million increase in marketing activities for all of our commercial products, primarily for our most recently approved products, Orenitram and Unituxin; and (2) a $3.7 million increase in salaries and other compensation-related expenses driven by the expansion of our personnel in connection with the growth of our commercial product portfolio.

Share-based Compensation Expense

        The table below summarizes share-based compensation expense (benefit) by major category (dollars in millions):

	Year Ended December 31,			Percentage Change
	2016	2015	2014	2016 v. 2015	2015 v. 2014
Category:
Share tracking awards plan	$(15.2)	$274.2	$159.5	(105.5)%	71.9%
Stock options	24.8	4.9	29.5	406.1%	(83.4)%
Other(1)	2.5	1.2	1.1	108.3%	9.1%

Total share-based compensation expense	$12.1	$280.3	$190.1	(95.7)%	47.4%

(1)
Includes expense related to restricted stock units for the year ended December 31, 2016 and employee stock purchase plan for the years ended December 31, 2016, 2015 and 2014.

        The decrease in share-based compensation of $268.2 million for the year ended December 31, 2016, as compared to the same period in 2015 and the increase in share-based compensation of $90.2 million for the year ended December 31, 2015 as compared to the same period in 2014, was primarily due to changes in our stock price and number of share tracking awards and stock options outstanding during the periods.

Gain on Sale of Intangible Asset

        In September 2015, we sold for $350.0 million in cash the Rare Pediatric Priority Review Voucher (PPRV) we received from the FDA in connection with the approval of Unituxin. The proceeds from the sale of the PPRV were recognized as a gain on the sale of an intangible asset, as the PPRV did not have a carrying value on our consolidated balance sheet at the time of sale.

Income Tax Expense

        The provision for income taxes was $346.5 million for the year ended December 31, 2016 compared to $392.8 million for the same period in 2015. The decrease in the provision for income taxes corresponded primarily to a decrease in non-deductible compensation related to STAP awards, which in turn resulted from the decrease in our stock price. The provision for income taxes was $392.8 million for the year ended December 31, 2015 compared to $185.1 million for the year ended 2014. The increase corresponded to an increase in income before income taxes. For the years ended December 31, 2016, 2015 and 2014, the effective tax rates were approximately 33 percent, 38 percent and 35 percent, respectively. For additional details refer to Note 13—Income Taxes to the consolidated financial statements contained in this Report.

Financial Condition, Liquidity and Capital Resources

        We have funded our operations principally through sales of our commercial products and, from time-to-time, third-party financing arrangements. We believe that our current liquidity is sufficient to fund ongoing operations and future business plans as we expect demand for our commercial products to continue to grow. Furthermore, our customer base remains stable and we believe it presents minimal credit risk. However, any projections of future cash flows are inherently subject to uncertainty and we may seek other forms of financing. In January 2016, we entered into our 2016 Credit Agreement, which provides an unsecured, revolving line of credit of up to $1.0 billion. This line of credit remains undrawn at December 31, 2016 and matures in January 2022. See Unsecured Revolving Credit Facility below for further details.

  Cash and Cash Equivalents and Marketable Investments

	Year Ended December 31,		Percentage Change
	2016	2015	2016 v. 2015
Cash and cash equivalents	$1,023.0	$831.8	23.0%
Marketable investments—current	27.8	122.0	(77.2)%
Marketable investments—non-current	2.3	38.0	(93.9)%

Total cash and cash equivalents and marketable investments	$1,053.1	$991.8	6.2%

        The net increase in our cash and cash equivalents and marketable investments was primarily due to $643.6 million in cash generated from operations, partially offset by the use of $500.0 million in cash to repurchase shares of our common stock, $38.1 million in cash to purchase investments in privately-held companies, $38.0 million in cash paid to purchase property, plant and equipment and $15.6 million in cash for debt-related payments.

  Cash Flows

	Year Ended December 31,			Percentage Change
	2016	2015	2014	2016 v. 2015	2015 v. 2014
Net cash provided by operating activities	$643.6	$382.8	$355.3	68.1%	7.7%
Net cash provided by investing activities	$48.3	$503.6	$338.5	(90.4)%	48.8%
Net cash used in financing activities	$(497.7)	$(447.0)	$(576.6)	11.3%	(22.5)%

  Operating Activities

        Our operating assets and liabilities consist primarily of accounts receivable, inventories, accounts payable and accrued expenses, which include share-based compensation arrangements.

        The increase of $260.8 million in net cash provided by operating activities for the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to: (1) a $133.0 million increase in revenues during the year, which resulted in higher cash collections; and (2) a $179.3 million increase in cash flows due to a decrease in cash paid to settle STAP award exercises, which were partially offset by a $69.1 million increase in cash paid for income taxes.

        The increase of $27.5 million in net cash provided by operating activities for the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily due to: (1) a $177.3 million increase in revenues during the year, which resulted in higher cash collections; (2) a $23.8 million increase in cash flows due to an increase in accounts payable and accrued expenses; (3) a $14.2 million increase in cash flows due to a decrease in payments for inventory, which were partially offset by: (1) a $104.7 million increase in cash paid to settle STAP award exercises; and (2) a $97.7 million increase in cash paid for income taxes.

  Investing Activities

        The decrease of $455.3 million in net cash provided by investing activities for the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to a decrease of $350.0 million of cash received in the prior year from the sale of our PPRV in September 2015 and a decrease of $128.0 million in cash provided from the net maturities of held-to-maturity investments, which were partially offset by a decrease of $16.1 million in cash paid to purchase investments in privately-held companies and a decrease of $11.8 million in cash paid to purchase property, plant and equipment.

        The increase of $165.1 million in net cash provided by investing activities for the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily due to $350.0 million of cash from the sale of our PPRV in September 2015, partially offset by a $173.3 million decrease of cash provided from the net maturities of held-to-maturity investments.

  Financing Activities

        The increase of $50.7 million in net cash used in financing activities for the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to an increase of $105.5 million in repurchases of our common stock and a decrease of $63.1 million in proceeds from stock option exercises including excess tax benefits from share-based compensation, partially offset by a decrease of $117.6 million in debt-related payments.

        In October 2015, our Board of Directors authorized a new program for the repurchase of up to $500.0 million of our common stock in open or privately negotiated transactions, at our discretion. This program was effective from January 1, 2016 to December 31, 2016. In the aggregate, we repurchased approximately 4.2 million shares of common stock under this program for $500.0 million.

        The decrease of $129.6 million in net cash used in financing activities for the year ended December 31, 2015 compared to the year ended December 31, 2014 is primarily due to a decrease of $88.6 million in repurchases of our common stock, due to the completion of our repurchase program in August 2015, and a decrease of $44.6 million in principal payments of debt as a result of less early conversion requests on our Convertible Notes.

        In June 2014, our Board of Directors authorized the repurchase of up to $500.0 million of our common stock. This program became effective on August 1, 2014, and remained open for one year. In the aggregate, we repurchased approximately 3.3 million shares of common stock under this program for $500.0 million, of which $394.5 million was used to repurchase shares during 2015.

  Unsecured Revolving Credit Facility

        In January 2016, we entered into the 2016 Credit Agreement, providing for an unsecured revolving credit facility of up to $1.0 billion, which is available to refinance certain of our existing indebtedness and/or for working capital and other general corporate purposes. In January 2017, the maturity date of the 2016 Credit Agreement was extended to January 2022.

        At our option, amounts borrowed under the 2016 Credit Agreement will bear interest at either the LIBOR rate or a fluctuating base rate, in each case, plus an applicable margin determined on a quarterly basis based on our consolidated ratio of total indebtedness to EBITDA (as calculated in accordance with the 2016 Credit Agreement).

        The 2016 Credit Agreement contains customary events of default and customary affirmative and negative covenants. As of December 31, 2016, we were in compliance with such covenants and we had not drawn any amounts under the 2016 Credit Agreement. In addition, Lung Biotechnology PBC is our only subsidiary that guarantees our obligations under the 2016 Credit Agreement though, from time to time, one or more of our other subsidiaries may be required to guarantee such obligations.

  Secured Line of Credit

        In September 2013, we entered into a one-year credit agreement (the 2013 Credit Agreement) with Wells Fargo for a $75.0 million revolving loan facility. In each of July 2014 and July 2015, we amended the 2013 Credit Agreement solely to extend its maturity to September 30 of 2015 and 2017, respectively. In January 2016, we terminated and repaid in full all obligations under the 2013 Credit Agreement when we entered into the 2016 Credit Agreement.

  Convertible Senior Notes

        In October 2011, we issued the Convertible Notes with an aggregate principal value of $250.0 million. Upon maturity of the Convertible Notes in September 2016, we fulfilled all remaining settlement and repayment obligations.

Contractual Obligations

        At December 31, 2016, we had the following contractual obligations (in millions):

	Payments Due by Period
	Total	Less than 1 year	2 - 3 Years	4 - 5 Years	More than 5 Years
Operating lease obligations	$7.2	$3.8	$3.2	$0.2	$—
Obligations under the STAP(1)	279.9	174.5	105.4	—	—
Obligations under the SERP(2)	88.0	15.2	7.2	—	65.6
Purchase commitments(3)	167.9	87.0	74.8	6.1	—
Milestone payments under license and acquisition agreements(4)	21.8	9.8	3.9	2.2	5.9

Total	$564.8	$290.3	$194.5	$8.5	$71.5

(1)
Estimated based on the intrinsic value of outstanding STAP awards vested and expected to vest, assuming that unvested awards will be exercised immediately upon vesting. Refer to Note 7—Share Tracking Awards Plans to our consolidated financial statements included in this Report for further details.

(2)
Consists of actuarially derived, estimated future payouts of benefits. Refer to Note 14—Employee Benefit Plans—Supplemental Executive Retirement Plan to our consolidated financial statements included in this Report for further details.

(3)
Purchase commitments primarily include: (i) commitments related to research and development (including clinical trials) for new and existing products; and (ii) open purchase orders for the acquisition of goods and services in the ordinary course of business. Our obligation to pay certain of these amounts may be reduced based on certain future events.

(4)
Amount represents contingent consideration and future payments that are recorded within other liabilities (current and non-current) on the consolidated balance sheet as of December 31, 2016. The amounts and timing of future milestone payments may vary depending on when related milestones will be attained, if at all.

  Toray License Obligations

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

  Obligations Under License and Assignment Agreements

        We pay Lilly a five percent royalty on net product sales of Adcirca and we pay a single-digit percentage royalty based on net product sales of Orenitram under our license agreement with Supernus. We also pay The Scripps Research Institute a one percent royalty on sales of Unituxin. We have entered into other license rights arrangements under which we are required to make milestone payments upon the achievement of certain developmental and commercialization objectives and royalty payments upon the commercialization of related licensed technology.

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

        We derive our provisions for estimated rebates from an analysis of historical levels of rebates for all government drug discount programs and commercial third-party payer contracts, relative to sales of each product. In formulating our estimates, we also consider the impact of anticipated changes in product prices, sales trends and government and commercial rebate programs.

        We estimate prompt pay discounts based on our experience with sales to eligible distributors. Our distributors have routinely taken advantage of these discounts and we expect them to continue to do so.

        We pay our distributors for contractual services rendered and accrue for related fees based on contractual rates applied to the estimated units of service provided by distributors for a given financial reporting period.

        Our distributors do not possess return rights for Remodulin, Tyvaso and Orenitram; however, the sales terms for Unituxin include return rights that extend throughout the distribution channel. The financial impact of return rights for Unituxin is not material. We also provide exchange rights for all products in the event that a product is damaged during shipment or expires. Exchanges for damaged product are highly infrequent and the impact of expired product is not material. We do not record a reserve for estimated exchange rights for any of these products in the period of sale.

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

        We recognize sales of Adcirca net of: (1) estimated rebates; (2) prompt pay discounts; (3) allowances for product returns; and (4) wholesaler fees. We estimate our liability for rebates based on an analysis of historical levels of rebates for all government drug discount programs and commercial third-party payer contracts, relative to sales of each product, changes in government and commercial rebate programs and changes in Adcirca's pricing. Prompt pay discounts are estimated based on our experience with sales to eligible distributors. We estimate our allowance for returns based on historical return experience for expired products. Wholesaler fees are based on contractual percentages of sales to wholesalers.

  Share-Based Compensation

        Our share-based awards are classified as either equity (stock options, restricted stock units and our employee stock purchase plan) or as liabilities (STAP awards). We recognize related share-based compensation expense based on the grant date fair value of stock options and restricted stock units, and based on the fair value of outstanding STAP awards on the grant date and at the end of each reporting period. We estimate the fair value of all share-based awards using the Black-Scholes-Merton valuation model. Valuation models, like the Black-Scholes-Merton model, require the use of subjective assumptions that could materially impact the estimation of fair value and related compensation expense to be recognized. These assumptions include, among others, the expected volatility of our stock price, the expected term of awards and the expected forfeiture rate. Developing these assumptions requires the use of judgment. The fair value of the STAP awards is measured at the end of each financial reporting period because the awards are settled in cash. The STAP liability is adjusted based on the closing price of our common stock at the end of each period, resulting in increased sensitivity to the price of our common stock. At December 31, 2016, a one dollar change in our stock price would have a $3.5 million impact on our STAP liability and the related share-based compensation expense.

  Pension Benefit Obligation

        Accounting for our Supplemental Executive Retirement Plan (SERP) requires that we recognize in our consolidated balance sheets a liability equal to the unfunded status of the SERP (the projected benefit obligation, as we do not fund the SERP) and measure our projected benefit obligation as of the end of our fiscal year. Estimating the SERP obligation involves the use of judgment and estimates. The SERP obligation and related pension expense are derived from actuarial valuations that are developed using a number of assumptions. A key assumption underlying the valuation is the discount rate. The discount rate should be representative of the rate associated with high-quality, fixed-income debt securities. We must consider prevailing economic conditions and outlook, the state of the credit markets and other economic factors when determining an appropriate discount rate to employ. Changes in the discount rate can significantly increase or decrease our SERP obligation. For instance, a reduction in the discount rate of one percent would increase our projected benefit obligation by $2.9 million as of December 31, 2016 and result in an actuarial loss. Consequently, we could be required to recognize additional pension expense in our consolidated statements of operations related to the actuarial loss in future periods if certain thresholds are met. Conversely, an increase in the discount rate of one percent would decrease our projected benefit obligation by $2.6 million as of December 31, 2016 and could result in pension benefit recognized in our consolidated statements of operations in future periods if certain thresholds are met. Other actuarial assumptions include participant demographics such as the expected date of retirement, rate of salary increases and withdrawal rates, among other factors. Not only can actual experience differ from actuarial assumptions, but changes in any of these assumptions can also materially affect the measurement of the SERP obligation.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        As of December 31, 2016, we have invested $30.1 million in corporate-debt securities and federally-sponsored agencies. The market value of these investments varies inversely with changes in prevailing market interest rates. In general, as interest rates increase, the market value of a debt investment would be expected to decrease. Conversely, as interest rates decrease, the market value of a debt investment would be expected to increase. To date, we have not experienced significant volatility in the value of these investments. However, to address market risk, we invest in debt securities with terms no longer than three years and hold these investments to maturity so that they can be redeemed at their stated or face value. Many of our investments may be called by their respective issuers prior to maturity. The following table summarizes the expected maturities and weighted average interest rates as of December 31, 2016 (in millions, except percentages):

	Expected Maturity
	2017	2018
Held-to-maturity investments	$27.8	$2.3
Weighted average interest rate	0.8%	1.4%

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED THERAPEUTICS CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
United Therapeutics Corporation

        We have audited the accompanying consolidated balance sheets of United Therapeutics Corporation as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Therapeutics Corporation at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the Standards of the Public Company Accounting Oversight Board (United States), United Therapeutics Corporation's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
McLean, Virginia February 22, 2017

 Report of Independent Registered Public Accounting Firm on

Internal Control over Financial Reporting

The Board of Directors and Shareholders of
United Therapeutics Corporation

        We have audited United Therapeutics Corporation's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). United Therapeutics Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion United Therapeutics Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of United Therapeutics Corporation as of December 31, 2016 and 2015 and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2016 and our report dated February 22, 2017, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
McLean, Virginia February 22, 2017

UNITED THERAPEUTICS CORPORATION

Consolidated Balance Sheets

(In millions, except share and per share data)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$1,023.0	$831.8
Marketable investments	27.8	122.0
Accounts receivable, no allowance for 2016 and 2015	214.5	192.8
Inventories, net	100.0	81.3
Other current assets	59.5	47.4

Total current assets	1,424.8	1,275.3
Marketable investments	2.3	38.0
Goodwill and other intangible assets, net	33.8	28.4
Property, plant and equipment, net	489.3	495.8
Deferred tax assets, net	178.3	192.7
Other non-current assets	197.1	154.2

Total assets	$2,325.6	$2,184.4

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$104.2	$103.4
Share tracking awards plan	194.8	274.5
Other current liabilities	33.5	62.8

Total current liabilities	332.5	440.7
Other non-current liabilities	130.9	144.0

Total liabilities	463.4	584.7
Commitments and contingencies—Note 9
Temporary equity	10.9	11.1
Stockholders' equity:
Preferred stock, par value $.01, 10,000,000 shares authorized, no shares issued	—	—
Series A junior participating preferred stock, par value $.01, 100,000 shares authorized, no shares issued	—	—
Common stock, par value $.01, 245,000,000 shares authorized, 69,340,985 and 68,987,919 shares issued, and 42,965,856 and 45,760,845 shares outstanding at December 31, 2016 and 2015, respectively	0.7	0.7
Additional paid-in capital	1,813.5	1,790.6
Accumulated other comprehensive loss	(16.8)	(20.4)
Treasury stock, 26,375,129 and 23,227,074 shares at December 31, 2016 and 2015, respectively	(2,379.6)	(1,902.1)
Retained earnings	2,433.5	1,719.8

Total stockholders' equity	1,851.3	1,588.6

Total liabilities and stockholders' equity	$2,325.6	$2,184.4

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

Consolidated Statements of Operations

(In millions, except per share data)

	Year Ended December 31,
	2016	2015	2014
Revenues:
Net product sales	$1,598.8	$1,460.6	$1,279.5
Other	—	5.2	9.0

Total revenues	1,598.8	1,465.8	1,288.5
Operating expenses:
Cost of product sales	72.7	69.0	125.9
Research and development	147.6	245.1	242.5
Selling, general and administrative	316.8	452.7	381.3

Total operating expenses	537.1	766.8	749.7
Operating income	1,061.7	699.0	538.8
Other (expense) income:
Interest expense	(3.9)	(4.7)	(17.6)
Gain on sale of intangible asset	—	350.0	—
Other, net	2.4	0.1	4.0

Total other (expense) income, net	(1.5)	345.4	(13.6)
Income before income taxes	1,060.2	1,044.4	525.2
Income tax expense	(346.5)	(392.8)	(185.1)

Net income	$713.7	$651.6	$340.1

Net income per common share:
Basic	$16.29	$14.17	$7.06

Diluted	$15.25	$12.72	$6.28

Weighted average number of common shares outstanding:
Basic	43.8	46.0	48.2

Diluted	46.8	51.2	54.2

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Year Ended December 31,
	2016	2015	2014
Net income	$713.7	$651.6	$340.1
Other comprehensive income (loss):
Foreign currency translation losses	(3.0)	(5.3)	(4.8)
Defined benefit pension plan:
Prior service cost arising during period, net of tax	—	—	(2.4)
Actuarial gain arising during period, net of tax	6.0	0.7	3.0
Amortization of actuarial gain and prior service cost included in net periodic pension cost, net of tax	0.6	0.9	0.9

Total defined benefit pension plan, net of tax	6.6	1.6	1.5
Unrealized loss on available-for-sale securities, net of tax	—	—	(0.3)

Other comprehensive income (loss), net of tax	3.6	(3.7)	(3.6)

Comprehensive income	$717.3	$647.9	$336.5

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

Consolidated Statements of Stockholders' Equity

(In millions)

	Common Stock			Accumulated Other Comprehensive Loss
			Additional Paid-in Capital		Treasury Stock	Retained Earnings	Stockholders' Equity
	Shares	Amount
Balance, December 31, 2013	63.0	$0.6	$1,057.2	$(13.1)	$(513.4)	$728.1	$1,259.4
Net income	—	—	—	—	—	340.1	340.1
Foreign currency translation adjustments	—	—	—	(4.8)	—	—	(4.8)
Unrealized gain on available-for-sale securities	—	—	—	(0.3)	—	—	(0.3)
Defined benefit pension plan	—	—	—	1.5	—	—	1.5
Shares issued under employee stock purchase plan	—	—	3.3	—	—	—	3.3
Conversion of 2016 convertible notes	1.5	0.1	192.9	—	(189.3)	—	3.7
Equity component—2016 convertible notes	—	—	11.1	—	—	—	11.1
Repurchase of shares	—	—	—	—	(483.1)	—	(483.1)
Exercise of stock options	1.5	—	50.2	—	—	—	50.2
Tax benefit from exercises of non-qualified stock options	—	—	30.8	—	—	—	30.8
Share-based compensation	—	—	30.6	—	—	—	30.6

Balance, December 31, 2014	66.0	0.7	1,376.1	(16.7)	(1,185.8)	1,068.2	1,242.5
Net income	—	—	—	—	—	651.6	651.6
Foreign currency translation adjustments	—	—	—	(5.3)	—	—	(5.3)
Defined benefit pension plan	—	—	—	1.6	—	—	1.6
Shares issued under employee stock purchase plan	—	—	4.0	—	—	—	4.0
Conversion of 2016 convertible notes	2.0	—	324.7	—	(321.8)	—	2.9
Equity component—2016 convertible notes	—	—	3.0	—	—	—	3.0
Repurchase of shares	—	—	—	—	(394.5)	—	(394.5)
Exercise of stock options	1.0	—	39.3	—	—	—	39.3
Tax benefit from exercises of non-qualified stock options	—	—	37.4	—	—	—	37.4
Share-based compensation	—	—	6.1	—	—	—	6.1

Balance, December 31, 2015	69.0	0.7	1,790.6	(20.4)	(1,902.1)	1,719.8	1,588.6
Net income	—	—	—	—	—	713.7	713.7
Foreign currency translation adjustments	—	—	—	(3.0)	—	—	(3.0)
Defined benefit pension plan	—	—	—	6.6	—	—	6.6
Shares issued under employee stock purchase plan	—	—	4.3	—	—	—	4.3
Conversion of 2016 convertible notes	0.1	—	7.6	—	(7.5)	—	0.1
Equity component—2016 convertible notes	—	—	0.1	—	—	—	0.1
Shares issued upon expiration of warrants	—	—	(30.0)	—	30.0	—	—
Repurchase of shares	—	—	—	—	(500.0)	—	(500.0)
Exercise of stock options	0.2	—	7.7	—	—	—	7.7
Tax benefit from exercises of non-qualified stock options	—	—	5.9	—	—	—	5.9
Share-based compensation	—	—	27.3	—	—	—	27.3

Balance, December 31, 2016	69.3	$0.7	$1,813.5	$(16.8)	$(2,379.6)	$2,433.5	$1,851.3

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

Consolidated Statements of Cash Flows

(In millions)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$713.7	$651.6	$340.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31.6	32.9	32.2
Share-based compensation expense	12.1	280.3	190.1
Gain on sale of intangible asset	—	(350.0)	—
Other	9.5	7.5	24.2
Excess tax benefits from share-based compensation	(5.9)	(37.4)	(30.8)
Changes in operating assets and liabilities:
Accounts receivable	(21.7)	(30.5)	(35.7)
Inventories	(24.5)	(6.8)	(21.0)
Accounts payable and accrued expenses	0.6	17.0	(6.8)
Other assets and liabilities	(71.8)	(181.8)	(137.0)

Net cash provided by operating activities	643.6	382.8	355.3

Cash flows from investing activities:
Purchases of property, plant and equipment	(38.0)	(49.8)	(47.4)
Purchases of held-to-maturity investments	(0.8)	(62.8)	(118.7)
Maturities of held-to-maturity investments	130.4	320.4	549.6
Gain on sale of intangible asset	—	350.0	—
Purchase of investments held at cost	(36.0)	(54.2)	(45.0)
Purchase of investments under the equity method	(2.1)	—	—
Intangible assets acquired, net	(5.2)	—	—

Net cash provided by investing activities	48.3	503.6	338.5

Cash flows from financing activities:
Principal payments of debt	(8.8)	(133.2)	(177.8)
Payments of debt issuance costs	(6.8)	—	—
Payments to repurchase common stock	(500.0)	(394.5)	(483.1)
Proceeds from line of credit	—	—	140.0
Payments on line of credit	—	—	(140.0)
Proceeds from exercise of stock options	7.7	39.3	50.2
Issuance of stock under employee stock purchase plan	4.3	4.0	3.3
Excess tax benefits from share-based compensation	5.9	37.4	30.8

Net cash used in financing activities	(497.7)	(447.0)	(576.6)

Effect of exchange rate changes on cash and cash equivalents	(3.0)	(5.3)	(3.8)
Net increase in cash and cash equivalents	191.2	434.1	113.4
Cash and cash equivalents, beginning of year	831.8	397.7	284.3

Cash and cash equivalents, end of year	$1,023.0	$831.8	$397.7

Supplemental cash flow information:
Cash paid for interest	$1.5	$1.0	$5.5

Cash paid for income taxes	$362.4	$293.3	$195.6

Non-cash investing and financing activities:
Acquisitions—non-cash consideration	$—	$—	$5.2

Non-cash additions to property, plant and equipment	$2.9	$1.1	$3.2

Issuance of common stock upon conversion of convertible notes	$7.5	$321.8	$189.3

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

        We have approval from the U.S. Food and Drug Administration (FDA) to market the following therapies: Remodulin® (treprostinil) Injection (Remodulin), Tyvaso® (treprostinil) Inhalation Solution (Tyvaso), Adcirca® (tadalafil) Tablets (Adcirca), Orenitram® (treprostinil) Extended-Release Tablets (Orenitram) and Unituxin® (dinutuximab) Injection (Unituxin). Our only significant revenues outside the United States are derived from sales of Remodulin in Europe. We commenced commercial sales of Orenitram and Unituxin during the second quarter of 2014 and third quarter of 2015, respectively.

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

        In the current liabilities section of our balance sheet, we reclassified the prior period amount within "convertible notes" to "other current liabilities" to conform with the current period presentation.

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

  Fair Value of Financial Instruments

        The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value because of their short maturities. The fair values of our marketable investments, 1.0 percent Convertible Senior Notes which matured in September 2016 (Convertible Notes) and contingent consideration are reported in Note 4—Investments and Note 5—Fair Value Measurements, respectively.

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

        Assets and liabilities subject to fair value measurement disclosures are required to be classified according to a three-level fair value hierarchy with respect to the inputs (or assumptions) used to determine fair value. The level in which an asset or liability is disclosed within the fair value hierarchy is based on the lowest level input that is significant to the related fair value measurement in its entirety. The guidance under the fair value measurement framework applies to other existing accounting guidance in the Financial Accounting Standards Board (FASB) codification that requires or permits fair value measurements. Refer to related disclosures in Note 5—Fair Value Measurements to these consolidated financial statements.

  Cash Equivalents

        Cash equivalents consist of highly liquid investments with maturities of three months or less from the date of acquisition and include money market funds, commercial paper, and certificates of deposit.

  Marketable Investments

        Substantially all of our marketable investments are debt securities that we classify as held-to-maturity because of our positive intent and ability to hold the securities until maturity. Held-to-maturity securities are classified as either current or non-current assets on our consolidated balance sheets based on their contractual maturity dates and are recorded at amortized cost, adjusted for the amortization of discounts or premiums. Related discounts and premiums are amortized over the term of these securities as an adjustment to the yield using the effective interest method.

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

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

  Inventories

        Inventories are stated at the lower of cost (first-in, first-out method) or market (current replacement cost) and consist of the following, net of reserves (in millions):

	As of December 31,
	2016	2015
Raw materials	$25.4	$23.1
Work-in-progress	24.9	22.5
Finished goods	49.7	35.7

Total inventories	$100.0	$81.3

  Goodwill and Other Intangible Assets

        The carrying amount of goodwill is not amortized but is subject to annual impairment testing. We conduct our impairment testing of goodwill annually during the fourth quarter, or more frequently, if impairment indicators exist. Initially, we evaluate various pertinent qualitative factors to assess whether it is more likely than not that the fair value of a reporting unit to which goodwill has been assigned is less than its carrying value. Such qualitative factors can include, among others: (1) industry and market conditions; (2) present and anticipated sales and cost factors; and (3) overall financial performance. If we conclude based on our qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we then measure the fair value of the reporting unit and compare its fair value to its carrying value (Step 1 of the goodwill impairment test). If the carrying amount of the reporting unit exceeds its fair value, then the amount of an impairment loss, if any, is measured as the excess of the recorded amount of goodwill over its implied fair value (Step 2 of the goodwill impairment test). We used a qualitative assessment for our goodwill impairment testing for 2016 and 2015. Our evaluation of goodwill completed during the years ended December 31, 2016 and 2015, resulted in no impairment losses.

        Indefinite-lived intangible assets are not amortized but are evaluated annually or more frequently for impairment if impairment indicators exist. Our indefinite-lived intangible assets include purchased in-process research and development projects, which were measured at their estimated fair values as of their acquisition dates. We used a qualitative assessment for our indefinite-lived intangible asset impairment testing. Our evaluation of indefinite-lived intangible assets completed during the years ended December 31, 2016 and 2015, resulted in no impairment losses.

        Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. Impairment losses are measured and recognized to the extent the carrying value of such assets exceeds their fair value. We recorded no impairment losses during the years ended December 31, 2016 and 2015.

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        Goodwill and other intangible assets consists of the following (in millions):

	As of December 31, 2016			As of December 31, 2015
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill	$10.3	$—	$10.3	$10.3	$—	$10.3
Other intangible assets:
Technology, patents and trade names	6.5	(4.8)	1.7	6.5	(4.7)	1.8
In-process research and development	21.5	—	21.5	15.5	—	15.5
Customer relationships and non-compete agreements	4.3	(4.0)	0.3	4.3	(3.5)	0.8

Total	$42.6	$(8.8)	$33.8	$36.6	$(8.2)	$28.4

        Related amortization expense for the years ended December 31, 2016, 2015 and 2014, was $0.6 million, $1.1 million and $1.4 million, respectively. As of December 31, 2016, aggregate amortization expense relating to definite-lived intangible assets for each of the five succeeding years and thereafter is estimated at less than $1.0 million per year.

        In September 2015, we sold for $350.0 million in cash the Rare Pediatric Priority Review Voucher (PPRV) we received from the FDA in connection with the approval of Unituxin. The proceeds from the sale of the PPRV were recognized as a gain on the sale of an intangible asset as the PPRV did not have a carrying value on our consolidated balance sheet at the time of sale.

  Property, Plant and Equipment

        Property, plant and equipment is recorded at cost and depreciated over its estimated useful life using the straight-line method. The estimated useful lives of property, plant and equipment by major category are as follows:

Land improvements	15 Years
Buildings	25 - 39 Years
Building improvements	10 - 39 Years
Furniture, equipment and vehicles	3 - 25 Years
Leasehold improvements	Remaining lease term, or the estimated useful life of the improvement, whichever is shorter

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        Property, plant and equipment consists of the following (in millions):

	As of December 31,
	2016	2015
Land and land improvements	$60.1	$61.1
Buildings, building improvements and leasehold improvements	409.9	418.2
Buildings under construction	44.6	26.5
Furniture, equipment and vehicles	149.7	144.9

	664.3	650.7
Less—accumulated depreciation	(175.0)	(154.9)

Property, plant and equipment, net	$489.3	$495.8

        Depreciation expense for the years ended December 31, 2016, 2015 and 2014, was $31.0 million, $31.8 million and $30.8 million, respectively.

        Buildings under construction consists of direct costs relating to our construction projects.

  Treasury Stock

        Repurchased treasury stock is recorded at cost, including commissions and fees. Treasury stock acquired in connection with the convertible note hedge on our Convertible Notes is recorded at the fair value on the acquisition date, which is the closing price of our common stock on that date. The cost of treasury shares sold or reissued is determined using the first-in, first-out method. Related gains and losses on sales of treasury stock are recognized as adjustments to stockholders' equity.

  Revenue Recognition

  Remodulin, Tyvaso, Orenitram and Unituxin

        We sell Remodulin, Tyvaso, Orenitram and Unituxin to distributors under similar contractual arrangements. We recognize sales of these products when title and risk of ownership pass to our distributors upon satisfactory delivery—i.e., when all of our performance obligations under our distribution agreements have been satisfied. We record sales of these products net of various product sales allowances in the period that associated revenues are recognized. These sales allowances include estimated rebates, prompt payment discounts and service fees paid to our distributors. Calculating these sales allowances involves the use of significant estimates and judgments and information obtained from external sources.

        We derive our provisions for estimated rebates from an analysis of historical levels of rebates to both state Medicaid agencies and commercial third-party payers by product, relative to sales of each product. In addition, for Orenitram patients, we determine our obligation for prescription drug discounts required by Medicare Part D for patients within the coverage gap based on estimations of the number of patients and the period that such patients will remain within the coverage gap. In formulating our estimates, we also consider the impact of anticipated changes in our product pricing, if any, sales trends and government rebate programs, particularly as they relate to eligibility requirements and/or rebate pricing.

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        Prompt pay discounts are estimated based on our experience with sales to eligible distributors. Our distributors have routinely taken advantage of these discounts and we expect them to continue to do so.

        We pay our distributors for contractual services rendered and accrue for related fees based on contractual rates applied to the estimated units of service provided by distributors for a given financial reporting period.

        Our distributors do not possess return rights for Remodulin, Tyvaso and Orenitram; however, the sales terms for Unituxin include return rights that extend throughout the distribution channel. The financial impact of return rights for Unituxin is not material. We also provide exchange rights for all products in the event that a product is damaged during shipment or expires. Exchanges for damaged product are highly infrequent and the impact of expired product is not material. We do not record a reserve for estimated exchange rights for any of these products in the period of sale.

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

        We recognize sales of Adcirca net of: (1) estimated rebates under government drug discount programs and commercial third-party payer contracts; (2) prompt pay discounts; (3) allowances for product returns; and (4) wholesaler fees. We estimate our liability for rebates based on an analysis of historical levels of rebates to both Medicaid and commercial third-party payers and we consider the impact of sales trends, changes in government and commercial rebate programs and anticipated changes in Adcirca's pricing. Prompt pay discounts are estimated based on our experience with sales to eligible distributors. We derive our allowance for returns based on historical return rates accumulated since the commercial launch of Adcirca in 2009. Wholesaler fees are based on contractual percentages of sales to wholesalers.

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

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        We recognize the following as research and development expense in the period related costs are incurred:

  •
  costs associated with in-house or contracted manufacturing activities prior to receiving FDA approval for such facilities, or for major unproven changes to our manufacturing processes;

  •
  costs incurred in licensing the rights to technologies in the research and development stage that have no alternative future use; and

  •
  up-front payments made in connection with arrangements to obtain license and distribution rights to pharmaceutical product candidates prior to regulatory approval, absent any alternative future use.

  Share-Based Compensation

        Our share tracking awards plans require cash settlement upon exercise and are classified as a liability. Accordingly, the fair value of related cash-settled awards is re-measured at each reporting date until awards are exercised or are otherwise no longer outstanding. Related changes in the fair value of outstanding cash-settled awards at each financial reporting date are recognized as adjustments to share-based compensation expense.

        Generally, the fair value of a stock option grant is measured on its grant date and related compensation expense is recognized ratably over the requisite service period. We issue new shares of our common stock upon the exercise of stock options.

        We measure the fair value of restricted stock units using the stock price on the date of grant and related compensation expense is recognized ratably over the vesting period. Each restricted stock unit entitles the holder to receive one share of our common stock upon vesting. We issue new shares of our common stock upon the vesting of restricted stock units.

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

        Financial statement recognition of a tax position taken or expected to be taken in a tax return is determined based on a more likely than not threshold of that position being sustained. If the tax position meets this threshold, the benefit to be recognized is measured as the largest amount that is

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

more likely than not to be realized upon ultimate settlement. It is our policy to record interest and penalties related to uncertain tax positions as a component of income tax expense.

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

3. Recently Issued Accounting Standards

        In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers and subsequent clarifying guidance. This guidance eliminates transaction-specific and industry-specific revenue recognition guidance under current GAAP and replace it with a principle-based approach for determining revenue recognition. This guidance requires that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. In addition, disclosure is required about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This guidance is effective for annual reporting periods beginning after December 15, 2017, and allows for either full retrospective or modified retrospective adoption. We are evaluating the transition method we will elect and the effects of the adoption of this ASU on our financial statements. An assessment of our customer arrangements has been initiated and we are currently evaluating the impact on our financial statements.

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

3. Recently Issued Accounting Standards (Continued)

        In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory (ASU 2015-11), which requires that inventory be measured at the lower of cost or net realizable value for entities using first-in, first-out or average cost methods. ASU 2015-11 should be applied prospectively and will be effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years, with early adoption permitted. We adopted this standard on January 1, 2017. The provisions of this standard do not have a material impact on our financial statements.

        In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01), which requires equity investments to be measured at fair value through net income. Equity investments that are accounted for under the equity method are not impacted. ASU 2016-01 provides that equity investments without readily determinable fair values can be valued at cost minus impairment with a simplified impairment assessment using qualitative assessments. ASU 2016-01 requires separate presentation of the financial assets and liabilities by category and form. ASU 2016-01 should be applied prospectively and will be effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. Early adoption is not permitted except in limited circumstances. We are evaluating the effect of adoption on our financial statements.

        In February 2016, the FASB issued ASU No. 2016-02, Leases (ASU 2016-02), which requires that organizations recognize lease assets and lease liabilities on the balance sheet. ASU 2016-02 also requires additional quantitative and qualitative disclosures that provide the amount, timing, and uncertainty of cash flows relating to lease arrangements. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, using a modified retrospective approach. The modified retrospective approach requires retrospective application to the earliest period presented in the respective financial statements, provides certain practical expedients related to leases that commenced prior to the effective date and allows the use of hindsight when evaluating lease options. Early adoption is permitted. We are evaluating the effect of adoption on our financial statements.

        In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (ASU 2016-09), which serves to simplify the accounting for share-based payment transactions. ASU 2016-09 includes guidance on several aspects of the accounting for share-based payments, including the income tax consequences, forfeitures and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. We adopted this standard on January 1, 2017. Upon adoption of ASU 2016-09, we will recognize excess tax benefits as income tax benefits and expenses on the consolidated statements of operations. Previously, such amounts were recognized as increases and decreases in additional paid-in capital on the consolidated balance sheets. On January 1, 2017, we also established an accounting policy election to account for forfeitures when they occur. As a result, we will recognize a cumulative-effect adjustment to reduce retained earnings for the effect of the forfeiture estimate on awards that were in the process of vesting as of December 31, 2016. Although it is difficult to predict the impact of adopting ASU 2016-09 because the impact depends on the timing of when employees exercise stock options, when employees forfeit stock options and the fair value of our stock price at such time, we do not anticipate a material impact on our financial statements.

        In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows—Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15), which reduces existing diversity in the classification of certain cash receipts and cash payments on the statements of cash flows. ASU 2016-15

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

3. Recently Issued Accounting Standards (Continued)

is effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. Early adoption is permitted. We are evaluating the effect of adoption on our financial statements.

        In October 2016, the FASB issued ASU No. 2016-16, Income Taxes—Intra-Entity Transfers of Assets Other Than Inventory (ASU 2016-16), which requires that an entity recognize the income tax consequences of an intra-entity transfer of assets other than inventory when the transfer occurs. ASU 2016-16 is effective for annual reporting periods beginning after December 15, 2017 using a modified retrospective approach through a cumulative adjustment in retained earnings as of the beginning of the period of adoption. Early adoption is permitted. We are evaluating the effect of adoption on our financial statements.

4. Investments

  Marketable Investments

  Held-to-Maturity Investments

        Marketable investments classified as held-to-maturity consist of the following (in millions):

As of December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government-sponsored enterprises	$19.3	$—	$—	$19.3
Corporate notes and bonds	10.8	—	—	10.8

Total	$30.1	$—	$—	$30.1

Reported under the following captions on the consolidated balance sheet:
Current marketable investments	$27.8
Non-current marketable investments	2.3

	$30.1

As of December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government-sponsored enterprises	$53.3	$—	$(0.2)	$53.1
Corporate notes and bonds	106.7	—	—	106.7

Total	$160.0	$—	$(0.2)	$159.8

Reported under the following captions on the consolidated balance sheet:
Current marketable investments	$122.0
Non-current marketable investments	38.0

	$160.0

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

4. Investments (Continued)

        The following table summarizes gross unrealized losses and the length of time marketable investments have been in a continuous unrealized loss position (in millions):

	As of December 31,
	2016		2015
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Government-sponsored enterprises:
Continuous unrealized loss position less than one year	$—	$—	$48.1	$(0.2)
Continuous unrealized loss position greater than one year	—	—	—	—

	—	—	48.1	(0.2)
Corporate notes and bonds:
Continuous unrealized loss position less than one year	—	—	63.8	—
Continuous unrealized loss position greater than one year	—	—	—	—

	—	—	63.8	—

Total	$—	$—	$111.9	$(0.2)

        We attributed the unrealized losses on held-to-maturity securities as of December 31, 2015, to the variability in related market interest rates. We did not intend to sell these securities, nor was it more likely than not that we were required to sell them prior to the end of their contractual terms. Furthermore, we did not believe that these securities exposed us to undue market risk or counterparty credit risk. As such, we did not consider these securities to be other than temporarily impaired.

        The following table summarizes the contractual maturities of held-to-maturity marketable investments (in millions):

	As of December 31, 2016
	Amortized Cost	Fair Value
Due in less than one year	$27.8	$27.8
Due in one to two years	2.3	2.3
Due in three to five years	—	—
Due after five years	—	—

Total	$30.1	$30.1

Investments Held at Cost

        As of December 31, 2016, we maintain in the aggregate, non-controlling equity investments of approximately $173.2 million in privately-held companies, including a $100.0 million investment in the preferred stock of Synthetic Genomics, Inc. (SGI), which we purchased in two separate $50.0 million transactions in May 2014 and September 2015. These investments are held at cost since we do not have the ability to exercise significant influence over these companies and their fair values are not readily determinable. The fair value of these investments has not been estimated at December 31, 2016, as we

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

4. Investments (Continued)

have not identified any events or developments indicating that their carrying amounts may be impaired. We include these investments within other non-current assets on our accompanying consolidated balance sheets.

        In addition to the SGI investments noted above, we entered into a separate multi-year research and development collaboration agreement with SGI in May 2014, whereby SGI will develop engineered primary pig cells with modified genomes for use in our xenotransplantation program. This collaboration was initially focused primarily on lungs and was expanded in September 2015 to include an additional focus on kidneys. Under this agreement, each party assumes its own research and development costs and SGI may receive royalties and milestone payments from development and commercialization of organs. During the year ended December 31, 2016, we made payments of $36.0 million for investments held at cost.

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

        We account for certain assets and liabilities at fair value and rank these assets and liabilities within the fair value hierarchy. Other current assets and other current liabilities have fair values that approximate their carrying values.

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

5. Fair Value Measurements (Continued)

        Assets and liabilities subject to fair value measurements are as follows (in millions):

	As of December 31, 2016
	Level 1	Level 2	Level 3	Balance
Assets
Money market funds(1)	$534.4	$—	$—	$534.4
Federally-sponsored and corporate debt securities(2)	—	30.1	—	30.1

Total assets	$534.4	$30.1	$—	$564.5

Liabilities
Contingent consideration(4)	—	—	10.4	10.4

Total liabilities	$—	$—	$10.4	$10.4

	As of December 31, 2015
	Level 1	Level 2	Level 3	Balance
Assets
Money market funds(1)	$496.4	$—	$—	$496.4
Federally-sponsored and corporate debt securities(2)	—	159.8	—	159.8

Total assets	$496.4	$159.8	$—	$656.2

Liabilities
Convertible notes due 2016(3)	$16.0	$—	$—	$16.0
Contingent consideration(4)	—	—	9.4	9.4

Total liabilities	$16.0	$—	$9.4	$25.4

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

(3)
Included in other current liabilities on the accompanying consolidated balance sheets. The Convertible Notes matured on September 15, 2016. The carrying value of the Convertible Notes as of December 31, 2015 was $5.4 million. The fair value of our Convertible Notes was estimated using Level 1 observable inputs since our Convertible Notes were trading with sufficient frequency such that we believed related pricing could be used as the primary basis for measuring their fair value. As of December 31, 2015, the fair value of the Convertible Notes was substantially higher than their book value. This was primarily due to the excess conversion value of the Convertible Notes compared to the Convertible Notes' par value, and the fact that any such excess would be paid in shares of our common stock.

(4)
Included in other non-current liabilities on the accompanying consolidated balance sheets. The fair value of contingent consideration has been estimated using probability weighted discounted cash flow models (DCF). The DCF incorporates Level 3 inputs including estimated discount rates that we believe market participants would consider relevant in pricing and the projected timing and amount of cash flows, which are estimated and developed, in part, based on the requirements specific to each acquisition agreement. We analyze and evaluate these fair value measurements quarterly to determine whether valuation inputs continue to be relevant and appropriate or whether current period developments warrant adjustments to valuation inputs and related measurements.

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

6. Accounts Payable and Accrued Expenses

        Accounts payable and accrued expenses consist of the following by major categories (in millions):

	As of December 31,
	2016	2015
Accounts payable	$8.1	$7.5
Accrued expenses:
Sales related (royalties, rebates and fees)	$55.7	$52.8
Payroll related	30.6	31.4
Other	9.8	11.7

Total accrued expenses	$96.1	$95.9

Total accounts payable and accrued expenses	$104.2	$103.4

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

        The aggregate balance of the STAP liability was $268.9 million and $354.7 million at December 31, 2016 and 2015, respectively, of which $74.1 million and $80.2 million, respectively, has been classified as other non-current liabilities on our consolidated balance sheets based on their vesting terms.

        Estimating the fair value of STAP awards requires the use of certain inputs that can materially impact the determination of fair value and the amount of compensation expense (benefit) we recognize. Inputs used in estimating fair value include the price of our common stock, the expected volatility of the price of our common stock, the risk-free interest rate, the expected term of STAP awards, the expected forfeiture rate and the expected dividend yield. The fair value of the STAP awards is measured at the end of each financial reporting period because the awards are settled in cash.

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

7. Share Tracking Awards Plans (Continued)

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

        Expected term—The expected term reflects the estimated time period we expect an award to remain outstanding. For the years ended December 31, 2016, 2015 and 2014, we used historical data to develop this input.

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

        The table below includes the weighted-average assumptions used to measure the fair value of the outstanding STAP awards:

	As of December 31,
	2016	2015	2014
Expected volatility	36.1%	35.3%	34.0%
Risk-free interest rate	1.4%	1.4%	1.3%
Expected term of awards (in years)	2.5	3.4	4.0
Expected forfeiture rate	8.8%	8.8%	9.3%
Expected dividend yield	0.0%	0.0%	0.0%

        The closing price of our common stock was $143.43, $156.61, and $129.49 on December 31, 2016, 2015, and 2014, respectively.

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

7. Share Tracking Awards Plans (Continued)

        A summary of the status and activity of the STAP is presented below:

	Number of Awards	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2016	6,845,163	$86.86
Granted	—	—
Exercised	(1,139,612)	61.08
Forfeited	(591,713)	96.32

Outstanding at December 31, 2016	5,113,838	$91.51	6.5	$290.3

Exercisable at December 31, 2016	2,564,858	$88.46	6.1	$151.3

Expected to vest at December 31, 2016	2,315,483	$93.41	6.9	$128.6

        The weighted average grant-date fair value of STAP awards granted during the years ended December 31, 2015 and 2014 was $58.52 and $33.82, respectively.

        Share-based compensation (benefit) expense recognized in connection with the STAP is as follows (in millions):

	Year Ended December 31,
	2016	2015	2014
Cost of product sales	$—	$8.7	$4.3
Research and development	(11.8)	87.4	72.3
Selling, general and administrative	(3.4)	178.1	82.9

Share-based compensation (benefit) expense before tax	(15.2)	274.2	159.5
Related income tax expense (benefit)	5.6	(103.5)	(56.6)

Share-based compensation (benefit) expense, net of tax	$(9.6)	$170.7	$102.9

Share-based compensation capitalized as part of inventory	$—	$7.1	$2.0

        Cash paid to settle STAP exercises during the years ended December 31, 2016, 2015 and 2014 was $69.5 million, $248.8 million, and $144.1 million, respectively.

8. Debt

  Unsecured Revolving Credit Facility

        In January 2016, we entered into a credit agreement (the 2016 Credit Agreement) with Wells Fargo Bank, National Association (Wells Fargo), as administrative agent and a swingline lender, and various other lender parties, providing for an unsecured revolving credit facility of up to $1.0 billion. In accordance with the terms of the 2016 Credit Agreement, we extended the maturity date by one year effective in January 2017. As a result, the 2016 Credit Agreement will mature in January 2022.

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

8. Debt (Continued)

        At our option, amounts borrowed under the 2016 Credit Agreement will bear interest at either the LIBOR rate or a fluctuating base rate, in each case, plus an applicable margin determined on a quarterly basis based on our consolidated ratio of total indebtedness to EBITDA (as calculated in accordance with the 2016 Credit Agreement).

        The 2016 Credit Agreement contains customary events of default and customary affirmative and negative covenants. As of December 31, 2016, we were in compliance with such covenants and we had not drawn any amounts. Lung Biotechnology PBC is our only subsidiary that guarantees our obligations under the 2016 Credit Agreement though, from time to time, one or more of our other subsidiaries may be required to guarantee such obligations.

  Secured Line of Credit

        In September 2013, we entered into a one-year credit agreement (the 2013 Credit Agreement) with Wells Fargo for a $75.0 million revolving loan facility. In each of July 2014 and July 2015, we amended the 2013 Credit Agreement solely to extend its maturity to September 30 of 2015 and 2017, respectively. In January 2016, we terminated and repaid in full all obligations under the 2013 Credit Agreement when we entered into the 2016 Credit Agreement.

  Convertible Notes Due 2016

        In October 2011, we issued $250.0 million in aggregate principal value 1.0 percent Convertible Senior Notes due September 15, 2016 (Convertible Notes). Upon maturity of the Convertible Notes on September 15, 2016, we fulfilled all remaining settlement and repayment obligations.

        The Convertible Notes were unsecured, unsubordinated debt obligations that ranked equally with all of our other unsecured and unsubordinated indebtedness. We paid interest semi-annually on March 15 and September 15 of each year. The initial conversion price was $47.69 per share and the number of underlying shares used to determine the aggregate consideration upon conversion was approximately 5.2 million shares.

        Upon conversion, holders of our Convertible Notes were entitled to receive: (1) cash equal to the lesser of the par value of the notes or the conversion value (the number of shares underlying the Convertible Notes multiplied by the then current conversion price per share); and (2) to the extent the conversion value exceeded the par value of the notes, shares of our common stock.

        During the year ended December 31, 2016, we settled conversion requests representing $5.6 million in principal value of our Convertible Notes. We paid $5.6 million in principal and issued 0.1 million shares of our common stock during the settlement process. We received 0.1 million shares of our common stock under our convertible note hedge (discussed below under Convertible Note Hedge and Warrant Transactions) from Deutsche Bank AG London (DB London) which we placed into our treasury stock account.

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

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

8. Debt (Continued)

The call options became exercisable upon any conversions and the maturity of the Convertible Notes, and terminated upon the maturity of the Convertible Notes. The call options offset on a share for share basis, any shares of our common stock that we issued upon any conversion of our Convertible Notes.

        We also sold DB London warrants to acquire up to approximately 5.2 million shares of our common stock with a strike price of $67.56. The warrants expired incrementally on a series of expiration dates that began in December 2016 and ended in January 2017. The warrants were settled on a net-share basis. As the price of our common stock exceeded the strike price of the warrants on the series of related incremental expiration dates, we issued 2.8 million shares of our common stock to DB London during the term of the warrant, of which, 1.1 million shares were issued during 2016.

  Interest Expense

        Details of interest expense presented on our consolidated statements of operations are as follows (in millions):

	Year Ended December 31,
	2016	2015	2014
Contractual coupon rate of interest—convertible notes	$—	$0.4	$2.1
Discount amortization—convertible notes	0.1	3.0	11.1

Interest expense—convertible notes	0.1	3.4	13.2
Other interest expense(1)	3.8	1.3	4.4

Total interest expense	$3.9	$4.7	$17.6

(1)
Represents interest expense related to debt and amortization of issuance costs.

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

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

9. Commitments and Contingencies (Continued)

        Future minimum lease payments under non-cancelable operating leases as of December 31, 2016, are as follows (in millions):

Year Ending December 31,
2017	$3.8
2018	2.8
2019	0.4
2020	0.2

Total	$7.2

        Total rent expense was $4.4 million, $3.8 million and $3.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

  Milestone Payments

        We are party to certain license agreements as described in Note 15—Assignment and License Agreements and acquisition agreements. Generally, these agreements require that we make milestone payments in cash upon the achievement of certain product development and commercialization goals and payments of royalties upon commercial sales.

        Future milestone payments based on our estimates of the timing and probability of achieving milestones specified under these arrangements are as follows (in millions):

Year Ending December 31,	(1)
2017	$9.8
2018	1.6
2019	2.3
2020	1.5
2021	0.7
Thereafter	5.9

Total	$21.8

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

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

10. Temporary Equity (Continued)

        Components comprising the carrying value of temporary equity include the following (in millions):

	As of December 31,
	2016	2015
Reclassification of Equity Component(1)	$—	$0.2
Common stock subject to repurchase(2)	10.9	10.9

Total	$10.9	$11.1

(1)
Represents the reclassification of the Equity Component equal to the unamortized debt discount of our Convertible Notes as of December 31, 2015 from additional paid-in capital to temporary equity. Our Convertible Notes were convertible at the election of the holders as noted in Note 8—Debt—Convertible Notes Due 2016. The Convertible Notes matured in September 2016.

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

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

11. Stockholders' Equity (Continued)

        The components of basic and diluted earnings per share comprised the following (in millions, except per share amounts):

	Year Ended December 31,
	2016	2015	2014
Numerator:
Net income	$713.7	$651.6	$340.1

Denominator:
Weighted average outstanding shares—basic	43.8	46.0	48.2
Effect of dilutive securities(1):
Convertible notes	—	0.9	2.6
Warrants	2.3	3.0	1.9
Stock options, restricted stock units and employee stock purchase plan	0.7	1.3	1.5

Weighted average shares—diluted(2)	46.8	51.2	54.2

Earnings per common share:
Basic	$16.29	$14.17	$7.06

Diluted	$15.25	$12.72	$6.28

Stock options and warrants excluded from calculation(2)	5.2	3.8	9.3

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

  Equity Incentive Plans

        As of December 31, 2016, we have two shareholder-approved equity incentive plans: the United Therapeutics Corporation Amended and Restated Equity Incentive Plan (the 1999 Plan) and the United Therapeutics Corporation 2015 Stock Incentive Plan (the 2015 Plan). The 2015 Plan was approved by our shareholders in June 2015 and provides for the issuance of up to 6,150,000 shares of our common stock pursuant to awards granted under the 2015 Plan. As a result of the approval of the 2015 Plan, no further awards will be granted under the 1999 Plan. During the years ended December 31, 2016 and December 31, 2015, we granted 1.6 million and 0.2 million stock options under the 2015 Plan, respectively.

  Employee Stock Options

        We estimate the fair value of stock options using the Black-Scholes-Merton valuation model. Option-pricing models, including the Black-Scholes-Merton model, require the use of judgment and subjective assumptions that can materially impact the estimation of fair value and share-based

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

11. Stockholders' Equity (Continued)

compensation. Share-based compensation expense is recorded ratably over the vesting period of the stock option.

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

        The following weighted-average assumptions were used in estimating the fair value of stock options granted to employees:

	Year Ended December 31,
	2016	2015	2014
Expected volatility	34.8%	33.1%	32.6%
Risk-free interest rate	1.6%	2.0%	1.7%
Expected term of options (in years)	5.8	5.8	5.0
Expected forfeiture rate(1)	5.4%	1.5%	0.0%
Expected dividend yield	0.0%	0.0%	0.0%

(1)
During 2016 we issued stock options to all employees, which resulted in an increase in the forfeiture rate compared to prior years.

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

11. Stockholders' Equity (Continued)

        A summary of the status and activity of stock options is presented below:

	Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2016	3,247,438	$93.09
Granted	1,630,552	119.38
Exercised	(243,624)	31.71
Forfeited	(175,075)	120.79

Outstanding at December 31, 2016	4,459,291	$104.97	7.0	$176.7

Exercisable at December 31, 2016	3,231,814	$99.46	6.1	$147.1

Expected to vest at December 31, 2016	1,150,003	$119.35	9.2	$27.9

        The weighted average fair value of a stock option granted during each of the years in the three-year period ended December 31, 2016, was $42.59, $60.70 and $40.70, respectively. The total fair value of stock options that vested for each of the years in the three-year period ended December 31, 2016, was $19.9 million, $0.0 million and $29.5 million, respectively.

        Total share-based compensation expense relating to stock options is as follows (in millions):

	Year Ended December 31,
	2016	2015	2014
Cost of product sales	$0.5	$—	$—
Research and development	1.4	—	—
Selling, general and administrative	22.9	4.9	29.5

Share-based compensation expense before tax	24.8	4.9	29.5
Related income tax benefit	(9.1)	(1.8)	(10.4)

Share-based compensation expense, net of tax	$15.7	$3.1	$19.1

        Selling, general and administrative expense for the year ended December 31, 2016 includes approximately $9.8 million of costs related to the accelerated vesting of stock options associated with the departure of a corporate officer during the second quarter of 2016.

        As of December 31, 2016, the unrecognized compensation cost was $39.2 million. Unvested outstanding stock options as of December 31, 2016 had a weighted average remaining vesting period of 3.2 years.

        Stock option exercise data is summarized below (dollars in millions):

	Year Ended December 31,
	2016	2015	2014
Number of options exercised	243,624	985,583	1,462,369
Cash received from options exercised	$7.7	$39.3	$50.2
Total intrinsic value of options exercised	$21.9	$120.3	$108.4
Tax benefits realized from options exercised	$5.9	$37.4	$30.8

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

11. Stockholders' Equity (Continued)

  Restricted Stock Units

        In June 2016, we began issuing restricted stock units under the 2015 Plan to non-employee directors. Each restricted stock unit entitles the director to receive one share of our common stock upon vesting, subject to the director's election to defer receipt of shares to a later date. We measure the fair value of restricted stock units using the stock price on the date of grant.

        During the year ended December 31, 2016, we granted 20,960 restricted stock units under the 2015 Plan with a weighted average grant date fair value of $101.80. The restricted stock units have an aggregate grant date fair value of $2.1 million. Share-based compensation expense is recorded ratably over the vesting period of the restricted stock unit. We recorded $1.1 million in share-based compensation expense for the year ended December 31, 2016 related to restricted stock units. The share-based compensation expense related to restricted stock units granted is reflected in selling, general and administrative expense on the statements of operations.

        As of December 31, 2016, unrecognized compensation cost related to the grant of restricted stock units was $1.0 million. Unvested outstanding restricted stock units as of December 31, 2016 had a weighted average remaining vesting period of 0.5 years.

  Employee Stock Purchase Plan

        In June 2012, our shareholders approved the United Therapeutics Corporation Employee Stock Purchase Plan (ESPP), which has been structured to comply with Section 423 of the Internal Revenue Code. The ESPP provides eligible employees with the right to purchase shares of our common stock at a discount through elective accumulated payroll deductions at the end of each offering period. Offering periods, which began in September 2012, occur in consecutive six-month periods commencing on September 5th and March 5th of each year. Eligible employees may contribute up to 15 percent of their base salary, subject to certain annual limitations as defined in the ESPP. The purchase price of the shares is equal to the lower of 85 percent of the closing price of our common stock on either the first or last trading day of a given offering period. In addition, the ESPP provides that no eligible employee may purchase more than 4,000 shares during any offering period. The ESPP has a 20-year term and limits the aggregate number of shares that can be issued under the ESPP to 3.0 million.

  Share Repurchases

        In June 2014, our Board of Directors authorized the repurchase of up to $500.0 million of our common stock. This program became effective on August 1, 2014, and remained open for one year. During the years ended December 31, 2015, and 2014, we repurchased approximately 2.4 million and 0.9 million shares of our common stock, respectively, at an aggregate cost of $394.5 million and $105.5 million, respectively, under this repurchase program. We completed this repurchase program in September 2015.

        In October 2015, our Board of Directors authorized a new program for the repurchase of up to $500.0 million of our common stock in open or privately negotiated transactions, at our discretion. This program was effective from January 1, 2016 through December 31, 2016. During the year ended December 31, 2016, we repurchased approximately 4.2 million shares of our common stock at an aggregate cost of $500.0 million.

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

11. Stockholders' Equity (Continued)

  Shareholder Rights Plan

        In June 2008, we entered into an Amended and Restated Rights Agreement with The Bank of New York as Rights Agent (the Plan), which amended and restated our original Rights Agreement dated December 17, 2000. The Plan, as amended and restated, extended the expiration date of the Preferred Share Purchase Rights (Rights) from December 29, 2010 to June 26, 2018, and increased the purchase price of each Right from $64.75 to $400.00, respectively. Each Right entitles holders to purchase one one-thousandth of a share of our Series A Junior Participating Preferred Stock. Rights are exercisable only upon our acquisition by another company, or commencement of a tender offer that would result in ownership of 15 percent or more of the outstanding shares of our voting stock by a person or group (as defined under the Plan) without our prior express written consent. As of December 31, 2016, we have not issued any shares of our Series A Preferred Stock.

12. Accumulated Other Comprehensive Loss

        The following table includes changes in accumulated other comprehensive loss by component, net of tax (in millions):

	Defined Benefit Pension Plan(1)	Foreign Currency Translation Losses(2)	Total
Balance, January 1, 2016	$(5.3)	$(15.1)	$(20.4)
Other comprehensive income (loss) before reclassifications	6.0	(3.0)	3.0
Amounts reclassified from accumulated other comprehensive loss	0.6	—	0.6

Net current-period other comprehensive income (loss)	6.6	(3.0)	3.6

Balance, December 31, 2016	$1.3	$(18.1)	$(16.8)

	Defined Benefit Pension Plan(1)	Foreign Currency Translation Losses	Total
Balance, January 1, 2015	$(6.9)	$(9.8)	$(16.7)
Other comprehensive income (loss) before reclassifications	0.7	(5.3)	(4.6)
Amounts reclassified from accumulated other comprehensive loss	0.9	—	0.9

Net current-period other comprehensive income (loss)	1.6	(5.3)	(3.7)

Balance, December 31, 2015	$(5.3)	$(15.1)	$(20.4)

(1)
Refer to Note 14—Employee Benefit Plans—Supplemental Executive Retirement Plan, which identifies the captions within our consolidated statement of operations where reclassification adjustments were recognized and their associated tax impact.

(2)
In the fourth quarter of 2016, we changed the functional currency for our foreign entities to the U.S. dollar. The loss on foreign currency translation attributable to each foreign entity at the time of this change will remain in accumulated other comprehensive loss until the sale or substantial liquidation of the foreign entity.

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

13. Income Taxes

        Components of income tax expense (benefit) consist of the following (in millions):

	Year Ended December 31,
	2016	2015	2014
Current:
Federal	$311.9	$351.2	$166.4
State	24.1	37.0	21.4

Total current	336.0	388.2	187.8
Deferred
Federal	8.3	(2.7)	(3.1)
State	2.2	7.3	0.4

Total deferred	10.5	4.6	(2.7)

Total income tax expense	$346.5	$392.8	$185.1

        Presented below is a reconciliation of income tax expense computed at the statutory federal tax rate to income tax expense as reported (in millions):

	Year Ended December 31,
	2016	2015	2014
Federal taxes at 35%	$371.1	$365.5	$183.8
State taxes, net of federal benefit	17.1	28.7	12.9
General business credits	(10.5)	(6.9)	(12.2)
Section 199 deduction	(22.0)	(21.8)	(11.7)
Nondeductible compensation expense	(11.4)	29.3	13.0
Other	2.2	(2.0)	(0.7)

Total income tax expense	$346.5	$392.8	$185.1

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

13. Income Taxes (Continued)

        Components of the net deferred tax assets are as follows (in millions):

	As of December 31,
	2016	2015
Deferred tax assets:
Intangible assets	$48.1	$53.4
Nonqualified stock options	44.7	37.4
SERP	18.9	17.1
STAP awards	80.1	95.2
Other	22.9	27.4

Total deferred tax assets	214.7	230.5
Deferred tax liabilities:
Plant and equipment principally due to differences in depreciation	(23.5)	(26.5)
Other	(8.2)	(7.9)

Net deferred tax assets before valuation allowance	183.0	196.1
Valuation allowance	(4.7)	(3.4)

Net deferred tax assets	$178.3	$192.7

        We do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be invested indefinitely outside the United States. At December 31, 2016, the cumulative amount of undistributed foreign earnings was approximately $13 million. If these earnings were repatriated to the United States, we would be subject to U.S. income taxes (after application of foreign tax credits). It is not practicable to estimate the tax cost of repatriating the cumulative undistributed taxable earnings of these foreign subsidiaries to the United States.

        A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows (in millions):

	As of December 31,
	2016	2015
Unrecognized tax benefits at the beginning of year	$0.5	$1.4
Lapse of statute of limitations	—	(0.9)

Unrecognized tax benefits at the end of year	$0.5	$0.5

        Unrecognized tax benefits at both December 31, 2016 and 2015, included $0.3 million of tax benefits that, if recognized, would impact our effective tax rate. We record interest and penalties related to uncertain tax positions as a component of income tax expense. As of both December 31, 2016 and 2015, we have not accrued any interest expense relating to uncertain tax positions. We are unaware of any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

13. Income Taxes (Continued)

        We are subject to federal and state taxation in the United States and various foreign jurisdictions. We are no longer subject to income tax examinations by the Internal Revenue Service and substantially all other major jurisdictions for tax years prior to 2011. At December 31, 2016, we had no federal net operating loss carryforwards and approximately $55 million of state net operating loss carryforwards which will expire at various dates between the years 2028 and 2036, if not utilized.

14. Employee Benefit Plans

  Supplemental Executive Retirement Plan

        We maintain the United Therapeutics Corporation Supplemental Executive Retirement Plan (SERP) to provide retirement benefits to certain senior members of our management team.

        Participants who retire at age 60 or older are eligible to receive either monthly payments or a lump sum payment based on an average of their total gross base salary over the last 36 months of active employment, subject to certain adjustments. Related benefit payments commence on the first day of the sixth month after retirement. Participants who elect to receive monthly payments will continue payments through the remainder of their life. Alternatively, participants who elect to receive a lump sum distribution will receive a payment equal to the present value of the estimated monthly payments that would have been received upon retirement. As of December 31, 2016 and 2015, all SERP participants had elected to receive a lump sum distribution. Participants who terminate employment for any reason other than death, disability, or change in control prior to age 60 will not be entitled to receive any benefits under the SERP.

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

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

14. Employee Benefit Plans (Continued)

        A reconciliation of the beginning and ending balances of the projected benefit obligation is presented below (in millions):

	Year Ended December 31,
	2016	2015
Projected benefit obligation at the beginning of the year	$54.8	$58.0
Service cost	2.7	3.5
Interest cost	1.5	1.8
Plan amendments	2.0	—
Benefits paid	—	(7.1)
Actuarial gain(1)	(11.5)	(1.4)

Projected benefit obligation at the end of the year	$49.5	$54.8

Fair value of plan assets at the end of the year	—	—

Unfunded at end of the year	$49.5	$54.8

Amount included in Other current liabilities(2)	$15.2	$14.7

(1)
During the second quarter of 2016, certain participants in the SERP departed before retirement age under the terms of the SERP. As a result, we remeasured the benefit obligation under the SERP as of June 30, 2016, and recorded a reduction to the benefit obligation with a corresponding increase to "Actuarial gain arising during period, net of tax" within "Accumulated other comprehensive loss" of $7.1 million. As part of the re-measurement of the benefit obligation, we updated the discount rate we used to measure our SERP obligation to 3.36 percent. The discount rate as of December 31, 2015 was 3.82 percent.

(2)
The amount included under the caption "Other current liabilities" on our consolidated balance sheet represents the benefit obligation due to participants who are eligible to retire.

        The accumulated benefit obligation, a measure that does not consider future increases in participants' salaries, was $37.5 million and $42.3 million at December 31, 2016 and 2015, respectively.

        Future estimated benefit payments, based on current assumptions, including election of lump-sum distributions and expected future service, are as follows (in millions):

Year Ended December 31,
2017	$15.2
2018	—
2019	7.2
2020	—
2021	—
Thereafter	65.6

Total	$88.0

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

14. Employee Benefit Plans (Continued)

        The following weighted-average assumptions were used to measure the SERP obligation:

	Year Ended December 31,
	2016	2015
Discount Rate	3.67%	3.82%

Salary Increases	4.00%	4.00%

        The components of net periodic pension cost recognized on our consolidated statements of operations consist of the following (in millions):

	Year Ended December 31,
	2016	2015	2014
Service cost	$2.7	$3.5	$5.5
Interest cost	1.5	1.8	2.4
Amortization of prior service cost	1.4	1.2	1.2
Amortization of net actuarial (gain) loss	(0.4)	0.2	0.2

Total	$5.2	$6.7	$9.3

        Reclassification adjustments related to the SERP from accumulated other comprehensive loss to the statements of operations by line item and the tax impact of these reclassifications is presented below (in millions):

Components Reclassified from Accumulated Other Comprehensive Loss(1)	As of December 31, 2016	As of December 31, 2015
Prior service cost:
Research and development	$0.3	$0.4
Selling, general and administrative	1.1	0.8

Total	1.4	1.2
Amortization of net actuarial (gain) loss:
Research and development	(0.1)	—
Selling, general and administrative	(0.3)	0.2

Total	(0.4)	0.2
Total prior service cost and amortization of net actuarial (gain) loss	1.0	1.4
Tax benefit	(0.4)	(0.5)

Total, net of tax	$0.6	$0.9

(1)
Refer to Note 12—Accumulated Other Comprehensive Loss.

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

14. Employee Benefit Plans (Continued)

        Amounts relating to the SERP that have been recognized in other comprehensive income (loss) are as follows (in millions):

	Year Ended December 31,
	2016	2015	2014
Net unrecognized actuarial gain	$11.0	$1.6	$5.0
Net unrecognized prior service (benefit) cost	(0.6)	1.2	(2.6)

Total	10.4	2.8	2.4
Tax benefit	(3.8)	(1.2)	(0.9)

Total, net of tax	$6.6	$1.6	$1.5

        The table below presents amounts relating to the SERP included in accumulated other comprehensive loss that have not yet been recognized as a component of net periodic pension cost on our consolidated statements of operations (in millions):

	Year Ended December 31,
	2016	2015	2014
Net unrecognized actuarial (gain) loss	$(9.8)	$1.2	$2.8
Net unrecognized prior service cost	7.7	7.1	8.3

Total	(2.1)	8.3	11.1
Tax expense (benefit)	0.8	(3.0)	(4.2)

Total, net of tax	$(1.3)	$5.3	$6.9

        Estimated amounts included in accumulated other comprehensive loss as of December 31, 2016, that are expected to be recognized as components of net periodic pension cost on our statements of operations for the year ended December 31, 2017, comprise the following (in millions):

Amortization of prior service cost	$1.5
Amortization of net actuarial gain	(0.6)

Total	$0.9

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

  Supernus Pharmaceuticals, Inc.

        In June 2006, we entered into an exclusive license agreement with Supernus Pharmaceuticals, Inc. (Supernus) for the use of certain technologies developed by Supernus in our Orenitram tablet. Under this agreement, we paid Supernus certain amounts upon the achievement of specified milestones based on the development and commercial launch of Orenitram for PAH, and we would be obligated to make additional milestone payments if we develop Orenitram for a second indication. Additionally, we pay a single digit royalty under this agreement, based on net product sales of Orenitram. Royalties will be paid for approximately twelve years commencing with the first commercial sale, which occurred in the second quarter of 2014.

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

  National Cancer Institute and The Scripps Research Institute

        In July 2010, we entered into a Cooperative Research and Development Agreement (CRADA) with the National Cancer Institute (NCI) of the United States National Institutes for Health (NIH) to collaborate on the late-stage development and regulatory approval process for Unituxin for children with high-risk neuroblastoma and patients with other forms of cancer. In lieu of a royalty payment to the NCI, we have an obligation to provide the NCI with Unituxin for certain of its studies free of charge. Under a non-exclusive license agreement with The Scripps Research Institute, we pay a royalty of one percent of Unituxin's net sales.

  Toray Industries, Inc.

        In 2000, we entered into an agreement with Toray to obtain exclusive rights to develop and market beraprost, a chemically stable oral prostacyclin analogue, in a sustained release formulation in the

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

15. Assignment and License Agreements (Continued)

United States and Canada for the treatment of all cardiovascular indications. In 2007, we amended the agreement to expand our rights to commercialize modified release formulations of beraprost, which include esuberaprost. As part of the 2007 amendment, we issued 200,000 shares of our common stock (which have since split into 400,000 shares) to Toray with certain put rights. These put rights provide Toray the ability to request at its discretion that we repurchase these shares at a price of $27.21 per share upon 30 days' prior written notice. Accordingly, we classified the value of the shares within temporary equity on our consolidated balance sheets. In the event that Toray requests that we repurchase these shares, we will reclassify the repurchase value of the stock as a liability until settlement. The 2007 amendment also provided for certain milestone payments during the development period and upon receipt of regulatory approval in the United States or the European Union.

        In July 2011, we amended our license agreement with Toray. The amendment did not materially change the terms of our license agreement, except for a reduction in royalty rates in exchange for a total of $50.0 million in equal, non-refundable payments to Toray over the five-year period ending in 2015. As of December 31, 2015, we have fulfilled this obligation to Toray.

  Medtronic Inc.

        In 2009, we entered into an agreement with Medtronic, Inc. (Medtronic) providing us exclusive rights in the United States and certain other countries to develop Medtronic's proprietary intravascular infusion catheter to be used with its SynchroMed® II implantable infusion pump and related infusion system components (together referred to as the Implantable System for Remodulin) in order to deliver Remodulin for the treatment of PAH. If this development program is successful, our agreement provides that, upon commercialization, we will purchase infusion pumps and supplies from Medtronic and will also pay a ten percent royalty to Medtronic based on net product sales of Remodulin for use in the Implantable System for Remodulin within the exclusive territories, subject to certain adjustments specified in the agreement. The Implantable System for Remodulin will be exclusive to Remodulin so long as we purchase a minimum percentage of our annual requirement for implantable pump systems from Medtronic. We will be solely responsible for all marketing and promotion of the Implantable System for Remodulin for the treatment of PAH in the exclusive territories.

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

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

16. Distribution Agreements

  U.S.-Based Specialty Distributors

        We are party to separate distribution agreements for Remodulin, Tyvaso and Orenitram with two U.S.-based specialty pharmaceutical distributors, Accredo and CVS Caremark. The distribution agreements are similar to one another, and generally have one-year terms that renew automatically for additional one-year periods, unless terminated earlier. The agreements contain contractual responsibilities relating to ordering specifications, inventory requirements and exchange rights. We also have agreements with these distributors to perform certain services for us on a fee-for-service basis. If any of our distribution agreements expire or terminate, we may be required under certain circumstances to repurchase any unsold inventory held by our distributors. In the second quarter of 2015, we entered into an exclusive distribution agreement with ASD Specialty Healthcare, Inc. (ASD), an affiliate of AmerisourceBergen Corporation, to distribute Unituxin in the United States. Under this Agreement, we sell Unituxin to ASD at a transfer price that we establish, and we pay ASD fees for services provided in connection with the distribution and support of Unituxin.

  International Distributors

        We currently sell Remodulin, Tyvaso and Unituxin internationally through various distributors. The financial terms and conditions relating to these distributor arrangements are generally structured in a manner substantially similar to those of our U.S. distribution agreements described above.

17. Segment Information

        We currently operate as one operating segment with a focus on the development and commercialization of products to address the unmet needs of patients with chronic and life-threatening conditions. Our Chief Executive Officer, as our chief operating decision maker, manages and allocates resources to the operations of our company on a consolidated basis. This enables our Chief Executive Officer to assess the overall level of resources available and how to best deploy these resources across functions, therapeutic areas, and research and development projects that are in line with our long-term company-wide strategic goals.

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

17. Segment Information (Continued)

        Net product sales, cost of product sales and gross profit for each of our commercial products were as follows (in millions):

	Remodulin	Tyvaso	Adcirca	Orenitram	Unituxin	Total
Year Ended December 31, 2016
Net product sales	$602.3	$404.6	$372.2	$157.2	$62.5	$1,598.8
Cost of product sales	10.5	19.6	21.4	13.7	7.5	72.7

Gross profit	$591.8	$385.0	$350.8	$143.5	$55.0	$1,526.1

Year Ended December 31, 2015(1)
Net product sales	$572.8	$470.1	$278.8	$118.4	$20.5	$1,460.6
Cost of product sales	12.4	23.9	16.5	12.5	3.7	69.0

Gross profit	$560.4	$446.2	$262.3	$105.9	$16.8	$1,391.6

Year Ended December 31, 2014(2)
Net product sales	$553.7	$463.1	$221.5	$41.2	$—	$1,279.5
Cost of product sales	47.3	57.5	13.5	7.6	—	125.9

Gross profit	$506.4	$405.6	$208.0	$33.6	$—	$1,153.6

(1)
We commenced sales of Unituxin during the third quarter of 2015.

(2)
We commenced sales of Orenitram during the second quarter of 2014.

        Geographic revenues are determined based on the country in which our customers (distributors) are located. Total revenues from external customers by geographic area are as follows (in millions):

Year Ended December 31,	2016	2015	2014
United States	$1,461.9	$1,353.0	$1,180.8
Rest-of-World(1)	136.9	112.8	107.7

Total(2)	$1,598.8	$1,465.8	$1,288.5

(1)
Primarily Europe.

(2)
Total includes other revenue of $5.2 million and $9.0 million for the years ended December 31, 2015 and 2014, respectively.

        We recorded revenue from two specialty pharmaceutical distributors comprising 50 percent and 14 percent of total revenues in 2016, 55 percent and 16 percent of total revenues in 2015, and 58 percent and 15 percent of total revenues in 2014, respectively. All of our revenues for Adcirca are distributed through Lilly's pharmaceutical wholesaler network.

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

17. Segment Information (Continued)

        Long-lived assets (property, plant and equipment) located by geographic area are as follows (in millions):

Year Ended December 31,	2016	2015	2014
United States	$481.1	$481.2	$462.4
Rest-of-World	8.2	14.6	16.0

Total	$489.3	$495.8	$478.4

18. Quarterly Financial Information (Unaudited)

        Summarized quarterly financial information for each of the years ended December 31, 2016 and 2015 are as follows (in millions, except per share amounts):

	Quarter Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Total revenues	$409.0	$408.2	$412.6	$369.0
Cost of product sales	28.4	23.6	20.0	0.7
Gross profit	380.6	384.6	392.6	368.3
Net income(1)	110.3	161.8	206.1	235.5
Net income per share—basic	$2.61	$3.75	$4.65	$5.19
Net income per share—diluted	$2.43	$3.50	$4.39	$4.84

	Quarter Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Total revenues	$404.9	$386.2	$347.2	$327.5
Cost of product sales	25.3	6.9	16.0	20.8
Gross profit	379.6	379.3	331.2	306.7
Net income (loss)(2)(3)	104.6	464.4	99.2	(16.6)
Net income (loss) per share—basic	$2.29	$10.20	$2.15	$(0.36)
Net income (loss) per share—diluted	$2.10	$9.24	$1.91	$(0.36)

(1)
Operating results for the quarter ended December 31, 2016, September 30, 2016, June 30, 2016 and March 31, 2016 include $64.2 million, $28.7 million, $(7.0) million and $(95.5) million net of tax expense (benefit) to operating expenses for STAP related share-based compensation expense, respectively.

(2)
Operating results for the quarter ended December 31, 2015, September 30, 2015, June 30, 2015 and March 31, 2015 include $73.9 million, $(75.7) million, $27.5 million and $145.0 million net of tax expense (benefit) to operating expenses for STAP related share-based compensation expense, respectively.

(3)
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

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

19. Litigation

  Watson Laboratories, Inc.

        In June 2015, we received a Paragraph IV certification notice letter from Watson Laboratories, Inc. (Watson) indicating that Watson has submitted an abbreviated new drug application (ANDA) to the FDA to market a generic version of Tyvaso. In its notice letter, Watson states that it intends to market a generic version of Tyvaso before the expiration of U.S. Patent Nos. 6,521,212 and 6,756,033, each of which expires in November 2018; and U.S. Patent No. 8,497,393, which expires in December 2028. Watson's notice letter states that the ANDA contains a Paragraph IV certification alleging that these patents are not valid, not enforceable, and/or will not be infringed by the commercial manufacture, use or sale of the proposed product described in Watson's ANDA submission. We responded to the Watson notice letter by filing a lawsuit on July 22, 2015 against Watson in the U.S. District Court for the District of New Jersey alleging infringement of U.S. Patent Nos. 6,521,212, 6,756,033, and 8,497,393. Under the Hatch-Waxman Act, the FDA is automatically precluded from approving Watson's ANDA for up to 30 months from receipt of Watson's notice letter or until the issuance of a U.S. District Court decision that is adverse to us, whichever occurs first. In September 2015, Watson filed (1) a motion to dismiss some, but not all, counts of the complaint; (2) its answer to the complaint; and (3) certain counterclaims against us. The Court granted Watson's motion to dismiss certain counts of our complaint. In September 2015, we filed our answer to Watson's counterclaims. In June 2016, Watson sent a second Paragraph IV certification notice letter addressing two new patents, U.S. Patent Nos. 9,339,507 and 9,358,240. In June 2016, we filed an amended complaint against Watson asserting these two additional patents. The parties are currently engaged in discovery, and trial on all of the asserted patents is currently scheduled to take place in September 2017.

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

        The First Actavis Notice Letter states that the ANDA contains a Paragraph IV certification alleging that these patents are not valid, not enforceable, and/or will not be infringed by the commercial manufacture, use or sale of the proposed product described in Actavis' ANDA submission. We responded to the First Actavis Notice Letter by filing a lawsuit (the First Actavis Action) against

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

19. Litigation (Continued)

Actavis in March 2016 in the U.S. District Court for the District of New Jersey alleging infringement of each of the patents noted above and one additional patent, U.S. Patent No. 9,278,901 (the '901 patent), which expires in May 2024 and is also now listed in the Orange Book. Under the Hatch-Waxman Act, the FDA is automatically precluded from approving Actavis' ANDA with respect to the 2.5 mg strength of Orenitram for up to 30 months from receipt of Actavis' notice letter or until the issuance of a U.S. District Court decision that is adverse to us with respect to all of the eight patents listed in the table above, whichever occurs first. In June 2016, we filed an amended complaint against Actavis, Actavis filed its answer and counterclaims to that amended complaint, and we filed our answer to those counterclaims.

        In May 2016, we received a second Paragraph IV certification notice letter from Actavis (the Second Actavis Notice Letter) indicating that Actavis has amended its ANDA to include its generic version of the 0.25 mg and 1.0 mg strengths of Orenitram, in addition to the 2.5 mg strength identified in the First Actavis Notice Letter. We responded to the Second Actavis Notice Letter by filing an additional lawsuit against Actavis (the Second Actavis Action) on June 17, 2016 in the U.S. District Court for the District of New Jersey alleging infringement of the same patents asserted in the First Actavis Action. The Second Actavis Action triggered an additional 30-month stay with respect to the 0.25 mg and 1.0 mg strengths. Specifically, the FDA is automatically precluded from approving Actavis' ANDA with respect to the 0.25 mg and 1.0 mg strengths of Orenitram for up to 30 months from receipt of the Second Actavis Notice Letter or until the issuance of a U.S. District Court decision that is adverse to us with respect to all of the eight patents listed in the table above and the '901 patent, whichever occurs first. The Court has consolidated the First Actavis Action and the Second Actavis Action. The parties are currently engaged in discovery, and trial is scheduled for February 2018.

        We intend to vigorously enforce our intellectual property rights relating to Orenitram.

  SteadyMed Ltd.

        On October 1, 2015, SteadyMed Ltd. (SteadyMed) filed a petition with the Patent Trial and Appeal Board (PTAB) of the U.S. Patent and Trademark Office for inter partes review (the IPR Petition) of U.S. Patent No. 8,497,393 (the '393 Patent), which is owned by United Therapeutics. In its IPR Petition, SteadyMed seeks to invalidate '393 Patent, which expires in December 2028 and covers a method of making treprostinil, the active pharmaceutical ingredient in our Remodulin, Tyvaso and Orenitram products. The '393 Patent was also the subject of now-settled litigation with generic companies relating to ANDAs to market generic versions of Remodulin, and remains the subject of our pending litigation with Watson and Actavis, described above. The PTAB granted the petition for review, and subsequently, the parties made a number of submissions to the PTAB with their supporting evidence and arguments. Oral argument was held in November 2016. We are currently awaiting the PTAB's final decision, which we expect in or before April 2017. SteadyMed has announced that it is developing a product called Trevyent™, which is a single-use, pre-filled pump for which it plans to seek FDA approval for delivery of a two-day supply of treprostinil subcutaneously using its PatchPump® technology.

  Department of Justice Subpoena

        In May 2016, we received a subpoena from the U.S. Department of Justice requesting documents regarding our support of 501(c)(3) organizations that provide financial assistance to patients taking our medicines. Other companies have received similar inquiries. We are cooperating with this inquiry.

 United Therapeutics Corporation
Schedule II—Valuation and Qualifying Accounts
Years Ended December 31, 2016, 2015 and 2014
(In millions)

	Valuation Allowance on Deferred Tax Assets
	Balance at Beginning of Year	Additions Charged to Expense	Deductions	Balance at End of Year
Year Ended December 31, 2016	$3.4	$1.3	$—	$4.7
Year Ended December 31, 2015	$3.0	$0.4	$—	$3.4
Year Ended December 31, 2014	$2.5	$0.5	$—	$3.0

	Reserve for Inventory Obsolescence
	Balance at Beginning of Year	Additions Charged to Expense	Deductions	Balance at End of Year
Year Ended December 31, 2016	$12.1	$8.2	$(2.8)	$17.5
Year Ended December 31, 2015	$10.5	$7.9	$(6.3)	$12.1
Year Ended December 31, 2014	$18.3	$3.4	$(11.2)	$10.5

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

  Evaluation of Disclosure Controls and Procedures

        Our management, with participation of our Chairman and Chief Executive Officer and Chief Financial Officer and Treasurer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2016. Based on that evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures were effective as of December 31, 2016.

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

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, our management concluded that, as of December 31, 2016, our internal control over financial reporting was effective.

        Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting. The report of Ernst & Young LLP is contained in Item 8 of this Report.

  Attestation of Independent Registered Public Accounting Firm

        The attestation report of our independent registered public accounting firm regarding internal control over financial reporting is set forth in Item 8 of this Report under the caption "Report of Independent Registered Public Accounting Firm" and incorporated herein by reference.

  Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information as to the individuals serving on our board of directors is set forth below under the heading Board of Directors. Additional information required by Item 10 regarding nominees and directors appearing under Proposal No. 1: Election of Directors in our definitive proxy statement for our 2017 annual meeting of shareholders currently scheduled for June 28, 2017 (the 2017 Proxy Statement) is hereby incorporated herein by this reference. Information regarding our executive officers appears in Item 1 of this Report under the heading Executive Officers of the Registrant. Information regarding the Audit Committee and the Audit Committee's financial expert appearing under the heading Committees of our Board of Directors—Audit Committee in our 2017 Proxy Statement is hereby incorporated herein by this reference.

        Information appearing under the heading Section 16(a) Beneficial Ownership Reporting Compliance in our 2017 Proxy Statement is hereby incorporated herein by this reference.

        We have a written Code of Conduct and Business Ethics that applies to our principal executive officer, principal financial officer and our principal accounting officer and every other director, officer and employee of United Therapeutics. The Code of Conduct and Business Ethics is available on our Internet website at http://ir.unither.com/corporate-governance.cfm. A copy of the Code of Conduct and Business Ethics will be provided free of charge by making a written request and mailing it to our corporate headquarters offices to the attention of the Investor Relations Department. If any amendment to, or a waiver from, a provision of the Code of Conduct and Business Ethics that applies to the principal executive officer, principal financial officer and principal accounting officer is made, we intend to post such information on our Internet website within four business days at www.unither.com.

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
Former Secretary, U.S. Department of Health and Human Services

ITEM 11.    EXECUTIVE COMPENSATION

        Information concerning executive compensation required by Item 11 will appear under the headings Director Compensation, Compensation Discussion and Analysis, Summary Compensation Table and Grants of Plan-Based Awards in 2016, Narratives to Summary Compensation Table and Grants of Plan-Based Awards Table, Summary of Terms of Plan-Based Awards, Supplemental Executive Retirement Plan, Rabbi Trust, Potential Payments Upon Termination or Change in Control, and Director Compensation in our 2017 Proxy Statement and is incorporated herein by reference.

        Information concerning the Compensation Committee required by Item 11 will appear under the heading Compensation Committee Report in our 2017 Proxy Statement and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information regarding beneficial ownership of our common stock required by Item 12 will appear under Beneficial Ownership of Common Stock in our 2017 Proxy Statement and is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table presents information as of December 31, 2016, regarding our securities authorized for issuance under equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plan approved by security holders	4,459,291	$104.97	7,344,794
Equity compensation plans not approved by security holders	—	—	N/A

Total	4,459,291	$104.97	7,344,794

        All outstanding stock options were issued under our two equity incentive plans approved by security holders in 1999 (the 1999 Plan) and 2015 (the 2015 Plan). In addition, our employees have outstanding rights to purchase our common stock at a discount as part of our ESPP. Information regarding these plans is contained in Note 11—Stockholders' Equity to the consolidated financial statements included in this Report. Aside from stock options issued under the 1999 Plan and the 2015 Plan and shares issued under the ESPP, we do not have any outstanding stock options, warrants or rights that are outstanding or available for issuance as described in Regulation S-K Item 201(d). No further awards will be issued under the 1999 Plan.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Information concerning related party transactions and director independence required by Item 13 will appear under the headings Other Matters—Certain Relationships and Related Party Transactions, Board of Directors, Committees, Corporate Governance—Director Independence and Committees of our Board of Directors in our 2017 Proxy Statement and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Information required by Item 14 concerning the principal accounting fees paid by the Registrant and the Audit Committee's pre-approval policies and procedures, will appear under the heading Report of the Audit Committee and Information on our Independent Auditors in our 2017 Proxy Statement and is incorporated herein by reference.

 PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

        In reviewing the agreements included or incorporated by reference as exhibits to this Report, it is important to note that they are included to provide investors with information regarding their terms, and are not intended to provide any other factual or disclosure information about United Therapeutics or the other parties to the agreements. The agreements contain representations and warranties made by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement, and: (1) should not be treated as categorical statements of fact, but rather as a way of allocating risk between the parties; (2) have in some cases been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement; (3) may apply standards of materiality in a way that is different from what may be material to investors; and (4) were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

        Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about United Therapeutics may be found elsewhere in this Report and our other public filings, which are available without charge through the SEC's website at http://www.sec.gov.

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

UNITED THERAPEUTICS CORPORATION
	By:	/s/ MARTINE A. ROTHBLATT Martine A. Rothblatt, Ph.D.
February 22, 2017		Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ MARTINE A. ROTHBLATT Martine A. Rothblatt	Chairman and Chief Executive Officer (Principal Executive Officer)	February 22, 2017
/s/ JAMES C. EDGEMOND James C. Edgemond	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 22, 2017
/s/ CHRISTOPHER CAUSEY Christopher Causey	Director	February 22, 2017
/s/ RAYMOND DWEK Raymond Dwek	Director	February 22, 2017
/s/ RICHARD GILTNER Richard Giltner	Director	February 22, 2017
/s/ KATHERINE KLEIN Katherine Klein	Director	February 22, 2017
/s/ RAYMOND KURZWEIL Raymond Kurzweil	Director	February 22, 2017
/s/ JUDY D. OLIAN Judy D. Olian	Director	February 22, 2017
/s/ CHRISTOPHER PATUSKY Christopher Patusky	Director	February 22, 2017
/s/ LOUIS W. SULLIVAN Louis W. Sullivan	Director	February 22, 2017
/s/ TOMMY G. THOMPSON Tommy Thompson	Director	February 22, 2017

 EXHIBIT INDEX

Exhibit No.		Description
3.1		Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant's Registration Statement on Form S-1 (Registration No. 333-76409).

3.2		Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K, filed on June 28, 2010.

3.3		Fifth Amended and Restated By-laws of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed on February 3, 2017.

3.4		Form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Registrant, incorporated by reference to Exhibit A to Exhibit 4 to the Registrant's Current Report on Form 8-K, filed December 18, 2000.

4.1		Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2		First Amended and Restated Rights Agreement, incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on July 3, 2008.

10.1		Form of Indemnification Agreement between the Registrant and each of its Directors and Executive Officers, incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

10.2	**	Amended and Restated Executive Employment Agreement dated as of January 1, 2009, between the Registrant and Martine A. Rothblatt, incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

10.3	**	Amendment to Amended and Restated Executive Employment Agreement between the Registrant and Martine Rothblatt, Ph.D., dated as of January 1, 2015, incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed December 17, 2014.

10.4	**	Employment Agreement, dated as of June 26, 2016, between the Registrant and Michael Benkowitz, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed June 22, 2016.

10.5	**	Change in Control Severance Agreement between the Registrant and Michael Benkowitz, dated as of February 14, 2012, incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed April 28, 2016.

10.6	**	Employment Agreement, dated as of March 13, 2015, between the Registrant and James Edgemond, incorporated by reference to Exhibit 10.55 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014.

10.7	**	Amendment to Employment Agreement, dated as of October 25, 2016, between the Registrant and James Edgemond, incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.

10.8	**	Change in Control Severance Agreement between the Registrant and James Edgemond, dated as of November 12, 2014, incorporated by reference to Exhibit 10.56 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014.

Exhibit No.		Description
10.9	**	Employment Agreement dated as of June 16, 2001 between the Registrant and Paul Mahon, incorporated by reference to Exhibit 10.4 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

10.10	**	Amendment dated December 11, 2002 to Employment Agreement between the Registrant and Paul Mahon, incorporated by reference to Exhibit 10.43 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.11	**	Amendment dated December 29, 2004 to Employment Agreement between Paul A. Mahon and the Registrant dated June 16, 2001, as previously amended, incorporated by reference to Exhibit 10.4 of the Registrant's Current Report on Form 8-K filed on December 29, 2004.

10.12	**	Amendment, dated as of July 31, 2006, to amended Employment Agreement, dated June 16, 2001, between Paul Mahon and the Registrant, incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K filed on August 4, 2006.

10.13	**	Form of Amendment to Employment Agreement between the Registrant and Paul Mahon, dated as of January 1, 2009, incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

10.14	**	Form of Amendment to Employment Agreements between the Registrant and Paul Mahon, dated as of February 22, 2010, incorporated by reference to Exhibit 10.46 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009.

10.15	**	United Therapeutics Corporation Amended and Restated Equity Incentive Plan, as amended effective as of September 24, 2004, incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.16	**	First Amendment to the United Therapeutics Corporation Amended and Restated Equity Incentive Plan, effective as of June 2, 2015, incorporated by reference to Exhibit 10.6 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

10.17	**	Form of terms and conditions for awards granted to Employees by the Registrant under the Amended and Restated Equity Incentive Plan, incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on December 17, 2004.

10.18	**	Form of terms and conditions for awards granted to Non-Employees by the Registrant under the Amended and Restated Equity Incentive Plan, incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed on December 17, 2004.

10.19	**	United Therapeutics Corporation Supplemental Executive Retirement Plan, effective as of July 1, 2006, incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on May 4, 2006.

10.20		United Therapeutics Corporation Supplemental Executive Retirement Plan Rabbi Trust Document entered into on December 28, 2007, by and between the Registrant and Wilmington Trust Company, as trustee, incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on December 28, 2007.

10.21	**	United Therapeutics Corporation Share Tracking Awards Plan, incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

10.22	**	First Amendment to the United Therapeutics Corporation Share Tracking Awards Plan, incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on September 18, 2009.

Exhibit No.		Description

10.23	**	Second Amendment to the United Therapeutics Corporation Share Tracking Awards Plan, incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on February 6, 2012.

10.24	**	Form of terms and conditions for awards granted to non-employees by the Registrant under the United Therapeutics Corporation Share Tracking Awards Plan, incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

10.25	**	Form of terms and conditions for awards granted to employees by the Registrant prior to January 1, 2010, under the United Therapeutics Corporation Share Tracking Awards Plan, incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

10.26	**	Form of terms and conditions for awards granted to employees by the Registrant on or after January 1, 2010, under the United Therapeutics Corporation Share Tracking Awards Plan, incorporated by reference to Exhibit 10.48 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009.

10.27	**	Form of terms and conditions for awards granted to employees on or after March 15, 2011 under the United Therapeutics Corporation 2011 Share Tracking Awards Plan and the United Therapeutics Corporation 2008 Share Tracking Awards Plan, incorporated by reference to Exhibit 10.2 of Registrant's Registration Statement on Form S-8 (Registration No. 333-173858) filed on May 2, 2011.

10.28	**	Form of grant letter used by Registrant under the United Therapeutics Corporation Share Tracking Awards Plan, incorporated by reference to Exhibit 10.4 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

10.29		Stipulation of Settlement, dated October 25, 2010, among the parties to a derivative lawsuit against the directors and officers of the Registrant identified therein, incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

10.30	**	United Therapeutics Corporation 2011 Share Tracking Awards Plan, incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on March 18, 2011.

10.31	**	First Amendment to the United Therapeutics Corporation 2011 Share Tracking Awards Plan, incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed on February 6, 2012.

10.32	**	Second Amendment to the United Therapeutics Corporation 2011 Share Tracking Awards Plan, incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

10.33	**	Third Amendment to the United Therapeutics Corporation 2011 Share Tracking Awards Plan, incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on February 4, 2013.

10.34	**	Fourth Amendment to the United Therapeutics Corporation 2011 Share Tracking Awards Plan, incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on January 31, 2014.

Exhibit No.		Description
10.35	**	Form of terms and conditions for awards granted to employees by the Registrant on or after March 15, 2011 under the United Therapeutics Corporation Share Tracking Awards Plan or the United Therapeutics Corporation 2011 Share Tracking Awards Plan, incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed on March 18, 2011.

10.36	**	Form of terms and conditions for awards granted to non-employees by the Registrant on or after March 15, 2011 under the United Therapeutics Corporation Share Tracking Awards Plan or the United Therapeutics Corporation 2011 Share Tracking Awards Plan, incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K filed on March 18, 2011.

10.37	**	Form of grant letter used by Registrant under the United Therapeutics Corporation 2011 Share Tracking Awards Plan, incorporated by reference to Exhibit 10.4 of the Registrant's Current Report on Form 8-K filed on March 18, 2011.

10.38	**	United Therapeutics Corporation Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

10.39	**	United Therapeutics Corporation Section 162(m) Bonus Plan, incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed June 27, 2014.

10.40	**	United Therapeutics Corporation 2015 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on June 29, 2015.

10.41	**	Form of Grant Notice and Standard Terms and Conditions for Non-Qualified Stock Options Granted to Non-Employee Directors under the United Therapeutics Corporation 2015 Stock Incentive Plan, incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed on June 29, 2015.

10.42	**	Form of Grant Notice and Standard Terms and Conditions for Non-Qualified Stock Options Granted to Certain Executives under the United Therapeutics Corporation 2015 Stock Incentive Plan, incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K filed on June 29, 2015.

10.43	**	Form of Grant Notice and Standard Terms and Conditions for Non-Qualified Stock Options Granted to Employees under the United Therapeutics Corporation 2015 Stock Incentive Plan, incorporated by reference to Exhibit 10.4 of the Registrant's Current Report on Form 8-K filed on June 29, 2015.

10.44	**	Form of Grant Notice and Standard Terms and Conditions for Restricted Stock Units Granted to Non-Employee Directors under the United Therapeutics Corporation 2015 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

10.45	*	License Agreement, dated as of November 14, 2008, by and between Eli Lilly and Company and the Registrant, incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed on December 24, 2008.

10.46	*	Manufacturing and Supply Agreement, dated as of November 14, 2008, by and between Eli Lilly and Company, Lilly del Caribe, Inc. and the Registrant incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K filed on December 24, 2008.

Exhibit No.		Description
10.47	*	Amended and Restated Distribution Agreement relating to Remodulin, dated as of February 21, 2011, between the Registrant and Accredo Health Group, Inc., incorporated by reference to Exhibit 10.38 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010.

10.48		First Amendment to Amended and Restated Distribution Agreement relating to Remodulin, dated as of December 18, 2013, between the Registrant, Accredo Health Group, Inc., CuraScript, Inc. and Priority Healthcare Distribution, Inc., incorporated by reference to Exhibit 10.49 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013.

10.49	***	Second Amendment to Amended and Restated Distribution Agreement relating to Remodulin, dated as of November 1, 2016, between the Registrant, Accredo Health Group, Inc. and Priority Healthcare Distribution, Inc.

10.50	***†	Third Amendment to Amended and Restated Distribution Agreement relating to Remodulin, dated as of December 27, 2016, between the Registrant, Accredo Health Group, Inc. and Priority Healthcare Distribution, Inc.

10.51		Distribution Agreement relating to Tyvaso, dated as of August 17, 2009 between the Registrant and Accredo Health Group, Inc., incorporated by reference to Exhibit 10.47 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009.

10.52		First Amendment to Distribution Agreement relating to Tyvaso, dated as of September 1, 2011, between the Registrant and Accredo Health Group, Inc., incorporated by reference to Exhibit 10.44 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013.

10.53		Second Amendment to Distribution Agreement relating to Tyvaso, dated as of December 18, 2013, between the Registrant, Accredo Health Group, Inc., CuraScript, Inc. and Priority Healthcare Distribution, Inc., incorporated by reference to Exhibit 10.45 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013.

10.54	*	Third Amendment to Distribution Agreement relating to Tyvaso, dated October 20, 2014, by and among the Registrant, Accredo Health Group, Inc., CuraScript, Inc., and Priority Healthcare Distribution, Inc., incorporated by reference to Exhibit 10.54 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014.

10.55	***	Fourth Amendment to Distribution Agreement relating to Tyvaso, dated as of November 1, 2016, between the Registrant, Accredo Health Group, Inc. and Priority Healthcare Distribution, Inc.

10.56	*	Settlement Agreement, dated September 29, 2015, between the Registrant and Sandoz Inc., incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.

10.57		Credit Agreement, dated as of January 29, 2016, among the Registrant, certain of its subsidiaries party thereto, as guarantors, the lenders referred to therein, and Wells Fargo Bank, National Association, as administrative agent and as a swingline lender, incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on February 1, 2016.

10.58		Asset Purchase Agreement, dated as of August 18, 2015, by and between the Registrant and AbbVie Ireland Unlimited Company, incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed on August 19, 2015.

Exhibit No.		Description

10.59	***	Form of Grant Notice and Standard Terms and Conditions for Non-Qualified Stock Options Granted to Employees (Performance Vesting) under the United Therapeutics Corporation 2015 Stock Incentive Plan.

21		Subsidiaries of the Registrant.

23.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1		Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2		Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1		Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101		The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 22, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2016 and 2015, (ii) Consolidated Statements of Operations for each of three years in the period ended December 31, 2016, (iii) Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2016, (iv) Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 2016, (v) Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2016, and (vi) Notes to Consolidated Financial Statements.

*
Confidential treatment has been granted with respect to certain portions of this exhibit pursuant to Rule 406 of the Securities Act of 1933, as amended or Rule 24b-2 of the Securities Act of 1934, as amended. The omitted portions of this document have been filed with the Securities and Exchange Commission.

**
Designates management contracts and compensation plans.

***
Filed herewith.

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

QuickLinks

TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS
EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 1A. RISK FACTORS
Risks Related to Our Business
Risks Related to Our Common Stock
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. MINE SAFETY DISCLOSURES
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
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
UNITED THERAPEUTICS CORPORATION INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
UNITED THERAPEUTICS CORPORATION Consolidated Balance Sheets (In millions, except share and per share data)
UNITED THERAPEUTICS CORPORATION Consolidated Statements of Operations (In millions, except per share data)
UNITED THERAPEUTICS CORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In millions)
UNITED THERAPEUTICS CORPORATION Consolidated Statements of Stockholders' Equity (In millions)
UNITED THERAPEUTICS CORPORATION Consolidated Statements of Cash Flows (In millions)
UNITED THERAPEUTICS CORPORATION Notes to Consolidated Financial Statements
United Therapeutics Corporation Schedule II—Valuation and Qualifying Accounts Years Ended December 31, 2016, 2015 and 2014 (In millions)
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
PART III
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Board of Directors
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
SIGNATURES
EXHIBIT INDEX