Form 10-Q
period 2017-03-31
UNITED THERAPEUTICS Corp
filed 2017-04-26
CIK 1082554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,  smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares outstanding of the issuer’s common stock, par value $.01 per share, as of April 19, 2017 was 45,056,932.

PART I.  FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

UNITED THERAPEUTICS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,122.6	$1,023.0
Marketable investments	33.7	27.8
Accounts receivable, no allowance for 2017 and 2016	188.0	214.5
Inventories, net	106.9	100.0
Other current assets	52.9	59.5
Total current assets	1,504.1	1,424.8
Marketable investments	144.5	2.3
Goodwill and other intangible assets, net	33.6	33.8
Property, plant and equipment, net	493.5	489.3
Deferred tax assets, net	181.5	178.3
Other non-current assets	204.1	197.1
Total assets	$2,561.3	$2,325.6

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$105.6	$104.2
Share tracking awards plan	218.1	194.8
Other current liabilities	104.0	33.5
Total current liabilities	427.7	332.5
Other non-current liabilities	57.4	130.9
Total liabilities	485.1	463.4
Commitments and contingencies
Temporary equity	10.9	10.9
Stockholders’ equity:
Preferred stock, par value $.01, 10,000,000 shares authorized, no shares issued	—	—
Series A junior participating preferred stock, par value $.01, 100,000 shares authorized, no shares issued	—	—
Common stock, par value $.01, 245,000,000 shares authorized, 69,695,007 and 69,340,985 shares issued, and 45,052,579 and 42,965,856 shares outstanding at March 31, 2017 and December 31, 2016, respectively	0.7	0.7
Additional paid-in capital	1,801.4	1,813.5
Accumulated other comprehensive loss	(16.7)	(16.8)
Treasury stock, 24,642,428 and 26,375,129 shares at March 31, 2017 and December 31, 2016, respectively	(2,326.4)	(2,379.6)
Retained earnings	2,606.3	2,433.5
Total stockholders’ equity	2,065.3	1,851.3
Total liabilities and stockholders’ equity	$2,561.3	$2,325.6

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Three Months Ended March 31,
	2017	2016
	(Unaudited)
Revenues:
Net product sales	$370.5	$369.0
Total revenues	370.5	369.0
Operating expenses:
Cost of product sales	14.3	0.7
Research and development	36.2	(0.4)
Selling, general and administrative	56.4	5.0
Total operating expenses	106.9	5.3
Operating income	263.6	363.7
Other income (expense):
Interest expense	(0.8)	(0.6)
Other, net	0.8	0.8
Total other income, net	—	0.2
Income before income taxes	263.6	363.9
Income tax expense	(85.0)	(128.4)
Net income	$178.6	$235.5
Net income per common share:
Basic	$4.01	$5.19
Diluted	$3.89	$4.84
Weighted average number of common shares outstanding:
Basic	44.5	45.4
Diluted	45.9	48.7

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Three Months Ended March 31,
	2017	2016
	(Unaudited)
Net income	$178.6	$235.5
Other comprehensive income:
Foreign currency translation losses	—	0.4
Defined benefit pension plan:
Actuarial loss arising during period, net of tax	(0.1)	—
Amortization of actuarial gain and prior service cost included in net periodic pension cost, net of tax	0.1	0.2
Total defined benefit pension plan, net of tax	—	0.2
Unrealized gain on available-for-sale securities, net of tax	0.1	—
Other comprehensive income, net of tax	0.1	0.6
Comprehensive income	$178.7	$236.1

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Three Months Ended March 31,
	2017	2016
	(Unaudited)
Cash flows from operating activities:
Net income	$178.6	$235.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7.9	7.7
Share-based compensation benefit	(19.1)	(144.6)
Other	(8.5)	(1.1)
Excess tax benefits from share-based compensation	—	(2.1)
Changes in operating assets and liabilities:
Accounts receivable	26.5	(2.0)
Inventories	(7.3)	(5.5)
Accounts payable and accrued expenses	(1.1)	0.5
Other assets and liabilities	53.8	37.4
Net cash provided by operating activities	230.8	125.8

Cash flows from investing activities:
Purchases of property, plant and equipment	(15.6)	(3.8)
Purchases of held-to-maturity investments and other	(25.1)	—
Maturities of held-to-maturity investments	20.8	21.0
Purchases of available-for-sale investments	(145.7)	—
Intangible assets acquired	—	(5.2)
Net cash (used in) provided by investing activities	(165.6)	12.0

Cash flows from financing activities:
Principal payments of debt	—	(0.1)
Payments of debt issuance costs	(0.7)	(6.8)
Payments to repurchase common stock	—	(123.2)
Proceeds from the exercise of stock options	33.0	2.6
Issuance of stock under employee stock purchase plan	2.1	2.2
Excess tax benefits from share-based compensation	—	2.1
Net cash provided by (used in) financing activities	34.4	(123.2)

Effect of exchange rate changes on cash and cash equivalents	—	0.4
Net increase in cash and cash equivalents	99.6	15.0
Cash and cash equivalents, beginning of period	1,023.0	831.8
Cash and cash equivalents, end of period	$1,122.6	$846.8

Supplemental cash flow information:
Cash paid for interest	$1.0	$0.1
Cash paid for income taxes	$—	$88.6
Non-cash investing and financing activities:
Non-cash additions to property, plant and equipment	$6.5	$3.3
Issuance of common stock upon conversion of convertible notes	$—	$0.1

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

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

2.     Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all of the information required by U.S. generally accepted accounting principles (GAAP) for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on February 22, 2017.

In our management’s opinion, the accompanying consolidated financial statements contain all adjustments, including normal, recurring adjustments, necessary to fairly present our financial position as of March 31, 2017, statements of operations,  comprehensive income and cash flows for the three-month periods ended March 31, 2017 and March 31, 2016. Interim results are not necessarily indicative of results for an entire year.

Recently Issued Accounting Standards

Accounting Standards Adopted During the Period

In July 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-11, Simplifying the Measurement of Inventory (ASU 2015-11), which requires that inventory be measured at the lower of cost or net realizable value for entities using first-in, first-out or average cost methods. ASU 2015-11 should be applied prospectively and is effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. We adopted this standard on January 1, 2017, with no material impact on our financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (ASU 2016-09), which serves to simplify the accounting for share-based payment transactions. ASU 2016-09 includes guidance on several aspects of the accounting for share-based payments, including the income tax consequences, forfeitures and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. We adopted this standard on January 1, 2017. Upon adoption of ASU 2016-09, we began to recognize excess tax benefits as income tax benefits on our consolidated statements of operations. Previously, we recognized such amounts in additional paid-in capital on our consolidated balance sheets. Additionally, on January 1, 2017, we established an accounting policy election to account for forfeitures of share-based awards when they occur. Upon adoption, we recognized a cumulative-effect adjustment for the removal of the forfeiture estimate with respect to awards that were continuing to vest as of January 1, 2017. The adjustment resulted in a decrease to retained earnings of $5.8 million, which is net of a $3.2 million tax benefit. The guidance also requires that we classify excess tax benefits as an operating activity in our statements of cash flows, whereas we previously classified such amounts as a financing activity. These amounts are now classified as “other” in our cash flows from operating activities. We have adopted ASU 2016-09 on a prospective basis and, as such, prior periods have not been adjusted, with the exception of the cumulative-effect adjustment to retained earnings for the removal of the forfeiture estimate, which was adopted on a modified retrospective basis. Refer to Note 7—Share Tracking Awards Plans, Note 9—Stockholders’ Equity—Employee Stock Options and Note 10—Income Taxes.

Accounting Standards Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers and subsequent clarifying guidance. This guidance eliminates transaction-specific and industry-specific revenue recognition guidance under current GAAP and replaces it with a principle-based approach for determining revenue recognition. This guidance requires that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. In addition, disclosure is required about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This guidance is effective for annual reporting periods beginning after December 15, 2017, and allows for either full retrospective or modified retrospective adoption. We have initiated an assessment of our customer arrangements and we are evaluating what transition method to elect.

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations-Clarifying the Definition of a Business (ASU 2017-01). This update narrows the definition of a business by providing a screen to determine when an integrated set of assets and activities is not a business. The screen specifies that an integrated set of assets and activities is not a business if substantially all of the fair value of the gross assets acquired or disposed of is concentrated in a single asset or a group of similar identifiable assets. ASU 2017-01 should be applied prospectively and is effective for annual reporting periods beginning after December 15, 2017, and for interim periods within those fiscal years. Early adoption is permitted.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment (ASU 2017-04), which simplifies how an entity is required to test goodwill for impairment. A goodwill impairment will be measured by the amount by which a reporting unit’s carrying value exceeds its fair value, with the amount of impairment not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for goodwill impairment tests in fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years, and must be adopted on a prospective basis. Early adoption is permitted.

In March 2017, the FASB issued ASU No. 2017-07, Compensation-Retirement Benefits (ASU 2017-07), which improves the presentation of net periodic pension cost and net periodic post-retirement benefit cost. For employers that present a measure of operating income in their statement of income, ASU 2017-07 requires employers to include only the service cost component of net periodic pension cost and net periodic post-retirement benefit cost in operating expense-along with other employee compensation costs. Under ASU 2017-07, the service cost component of net benefit cost is eligible for capitalization. Additionally, this update further requires other components of net benefit cost to be included in nonoperating expenses. ASU 2017-07 is effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. An entity is to apply the change in income statement presentation retrospectively, and the change in capitalized benefit cost is to be applied prospectively. Early adoption is permitted.

We are evaluating the effect of adoption of each of these accounting standards on our financial statements.

3.     Marketable Investments

Available-for-Sale Investments

Marketable investments classified as available-for-sale consisted of the following (in millions):

As of March 31, 2017	Amortized Cost	Gross Unrealized Gains	Fair Value
U.S. government and agency securities	$311.8	$0.1	$311.9
Total	$311.8	$0.1	$311.9
Reported under the following captions on the consolidated balance sheet:
Cash and cash equivalents			$168.1
Non-current marketable investments			143.8
			$311.9

We had no available-for-sale investments as of December 31, 2016.

The following table summarizes the contractual maturities of available-for-sale marketable investments (in millions):

	March 31, 2017
	Amortized Cost	Fair Value
Due in less than one year	$168.1	$168.1
Due in one to two years	80.8	80.8
Due in three to five years	62.9	63.0
Total	$311.8	$311.9

Held-to-Maturity Investments and Other

The balance of our marketable investments classified as held-to-maturity was $9.3 million and $30.1 million as of March 31, 2017 and December 31, 2016, respectively. The March 31, 2017 balance also includes an investment of $25.1 million of time deposits which will mature in September 2017. Marketable investments classified as held-to-maturity are comprised of government-sponsored enterprises and corporate notes and bonds. We do not intend to sell these securities, nor is it more likely than not that we will be required to sell them prior to the recovery of their amortized cost basis. Furthermore, we do not believe that these securities expose us to undue market risk or counterparty credit risk. As such, we do not consider these securities to be other than temporarily impaired.

4.     Fair Value Measurements

We account for certain assets and liabilities at fair value and classify these assets within a fair value hierarchy (Level 1, Level 2 or Level 3). Our other current assets and our current liabilities have fair values that approximate their carrying values. Assets and liabilities subject to fair value measurements are as follows (in millions):

	As of March 31, 2017
	Level 1	Level 2	Level 3	Balance
Assets
Money market funds(1)	$573.6	$—	$—	$573.6
Time deposits(2)	—	25.1	—	25.1
U.S. government and agency securities(2)	—	317.4	—	317.4
Corporate debt securities(2)	—	3.8	—	3.8
Total assets	$573.6	$346.3	$—	$919.9
Liabilities
Contingent consideration(3)	—	—	10.4	10.4
Total liabilities	$—	$—	$10.4	$10.4

	As of December 31, 2016
	Level 1	Level 2	Level 3	Balance
Assets
Money market funds(1)	$534.4	$—	$—	$534.4
U.S. government and agency securities(2)	—	19.3	—	19.3
Corporate debt securities(2)	—	10.8	—	10.8
Total assets	$534.4	$30.1	$—	$564.5
Liabilities
Contingent consideration(3)	—	—	10.4	10.4
Total liabilities	$—	$—	$10.4	$10.4

(1)                     Included in cash and cash equivalents on the accompanying consolidated balance sheets.

(2)                     Included in cash equivalents and current and non-current marketable investments on the accompanying consolidated balance sheets. The fair value of these securities is principally measured or corroborated by trade data for identical securities in which related trading activity is not sufficiently frequent to be considered a Level 1 input or comparable securities that are more actively traded.

(3)                     Included in other liabilities on the accompanying consolidated balance sheets. The fair value of contingent consideration has been estimated using probability-weighted discounted cash flow models (DCFs). The DCFs incorporate Level 3 inputs including estimated discount rates that we believe market participants would consider relevant in pricing and the projected timing and amount of cash flows, which are estimated and developed, in part, based on the requirements specific to each acquisition agreement.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value because of their short maturities. The fair values of our marketable investments are reported above within the fair value hierarchy. Refer to Note 3—Marketable Investments.

5.     Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value and consist of the following, net of reserves (in millions):

	March 31, 2017	December 31, 2016
Raw materials	$26.5	$25.4
Work-in-progress	22.9	24.9
Finished goods	57.5	49.7
Total inventories	$106.9	$100.0

6.     Goodwill and Other Intangible Assets

Goodwill and other intangible assets comprise the following (in millions):

	As of March 31, 2017			As of December 31, 2016
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill	$10.3	$—	$10.3	$10.3	$—	$10.3
Other intangible assets:
Technology, patents and trade names	6.5	(4.8)	1.7	6.5	(4.8)	1.7
In-process research and development	21.5	—	21.5	21.5	—	21.5
Customer relationships and non-compete agreements	4.3	(4.2)	0.1	4.3	(4.0)	0.3
Total	$42.6	$(9.0)	$33.6	$42.6	$(8.8)	$33.8

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

The aggregate STAP liability balance was $220.3 million and $268.9 million at March 31, 2017 and December 31, 2016, respectively, of which $2.2 million and $74.1 million, respectively, has been classified as other non-current liabilities on our consolidated balance sheets based on their vesting terms. The decrease in STAP liability classified as other non-current liabilities is primarily due to a tranche of STAP awards with a fair value of $69.4 million at March 31, 2017 that is expected to vest within one year, and therefore is now classified as a current liability.

Estimating the fair value of STAP awards requires the use of certain inputs that can materially impact the determination of fair value and the amount of compensation expense (benefit) we recognize. Inputs used in estimating fair value include the price of our common stock, the expected volatility of the price of our common stock, the risk-free interest rate, the expected term of STAP awards and the expected dividend yield. The fair value of outstanding STAP awards is measured at the end of each financial reporting period because the awards are settled in cash. As a result of the adoption of ASU 2016-09, we established an accounting policy election to account for forfeitures of share-based awards when they occur. Upon adoption, we recognized a cumulative-effect adjustment for the removal of the forfeiture estimate with respect to awards that were continuing to vest as of January 1, 2017. The adjustment resulted in an increase to our STAP liability of $8.4 million and a corresponding decrease to retained earnings of $5.4 million, which is net of tax. Refer to Note 2—Basis of Presentation—Recently Issued Accounting Standards.

The table below includes the weighted-average assumptions used to measure the fair value of the outstanding STAP awards:

	March 31, 2017	March 31, 2016
Expected volatility	36.3%	37.4%
Risk-free interest rate	1.4%	0.9%
Expected term of awards (in years)	2.4	3.2
Expected dividend yield	0.0%	0.0%

The closing price of our common stock was $135.38 and $111.43 on March 31, 2017 and March 31, 2016, respectively. The closing price of our common stock was $143.43 on December 31, 2016.

A summary of the activity and status of STAP awards during the three-month period ended March 31, 2017 is presented below:

	Number of Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2017	5,113,838	$91.51
Granted	—	—
Exercised	(463,183)	75.15
Forfeited	(85,086)	95.82
Outstanding at March 31, 2017	4,565,569	$93.09	6.3	$227.1
Exercisable at March 31, 2017	2,811,258	$94.42	6.1	$136.0
Unvested as of March 31, 2017	1,754,311	$90.94	6.6	$91.2

Share-based compensation benefit recognized in connection with STAP awards is as follows (in millions):

	Three Months Ended March 31,
	2017	2016
Cost of product sales	$(1.7)	$(12.0)
Research and development	(5.8)	(37.4)
Selling, general and administrative	(17.1)	(98.5)
Share-based compensation benefit before taxes	$(24.6)	$(147.9)
Related income tax expense	9.0	52.4
Share-based compensation benefit, net of taxes	$(15.6)	$(95.5)

Cash paid to settle STAP awards exercised during the three-month periods ended March 31, 2017 and March 31, 2016 was $32.4 million and $13.8 million, respectively.

8.     Debt

Unsecured Revolving Credit Facility

In January 2016, we entered into a credit agreement (the 2016 Credit Agreement) with Wells Fargo Bank, National Association (Wells Fargo), as administrative agent and a swingline lender, and various other lender parties, providing for an unsecured revolving credit facility of up to $1.0 billion. In accordance with the terms of the 2016 Credit Agreement, in January 2017 we extended the maturity date of the 2016 Credit Agreement by one year, to January 2022.

At our option, amounts borrowed under the 2016 Credit Agreement will bear interest at either the LIBOR rate or a fluctuating base rate, in each case, plus an applicable margin determined on a quarterly basis based on our consolidated ratio of total indebtedness to EBITDA (as calculated in accordance with the 2016 Credit Agreement).

The 2016 Credit Agreement contains customary events of default and customary affirmative and negative covenants. As of March 31, 2017, we were in compliance with such covenants and we had not drawn any amounts on the revolving facility. Lung Biotechnology PBC is our only subsidiary that guarantees our obligations under the 2016 Credit Agreement though, from time to time, one or more of our other subsidiaries may be required to guarantee such obligations.

Convertible Notes and Warrant Transactions

In October 2011, we issued $250.0 million in aggregate principal value 1.0 percent Convertible Senior Notes due September 15, 2016 (Convertible Notes). Upon maturity of the Convertible Notes in September 2016, we fulfilled all remaining settlement and repayment obligations.

In connection with the issuance of the Convertible Notes, we sold to Deutsche Bank AG London (DB London) warrants to acquire up to approximately 5.2 million shares of our common stock at a strike price of $67.56 per share. The warrants expired incrementally on a series of expiration dates that began in December 2016 and ended in January 2017. The warrants were settled on a net-share basis. As the price of our common stock exceeded the strike price of the warrants on the series of related incremental expiration dates, we delivered 2.8 million shares of common stock from our treasury stock to DB London, including 1.7 million shares that were issued during the first quarter of 2017.

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

	Three Months Ended March 31,
	2017	2016
Numerator:
Net income	$178.6	$235.5
Denominator:
Weighted average outstanding shares — basic	44.5	45.4
Effect of dilutive securities(1):
Warrants	0.3	2.4
Stock options, restricted stock units and employee stock purchase plan	1.1	0.8
Convertible notes	—	0.1
Weighted average shares — diluted(2)	45.9	48.7
Earnings per common share:
Basic	$4.01	$5.19
Diluted	$3.89	$4.84

Stock options, convertible notes and warrants excluded from calculation(2)	1.8	4.1

(1)                     Calculated using the treasury stock method.

(2)                     Certain stock options and warrants have been excluded from the computation of diluted earnings per share because their impact would be anti-dilutive for the three-month periods ended March 31, 2017. Additionally, certain convertible notes were excluded for the three-month periods ended March 31, 2016. Under our convertible note hedge agreement, we were entitled to receive shares required to be issued to investors upon conversion of our Convertible Notes. Since related shares used to compute dilutive earnings per share would be anti-dilutive, they have been excluded from the calculation above.

Equity Incentive Plans

As of March 31, 2017, we have two shareholder-approved equity incentive plans: the United Therapeutics Corporation Amended and Restated Equity Incentive Plan (the 1999 Plan) and the United Therapeutics Corporation 2015 Stock Incentive Plan (the 2015 Plan). The 2015 Plan was approved by our shareholders in June 2015 and provides for the issuance of up to 6,150,000 shares of our common stock pursuant to awards granted under the 2015 Plan. As a result of the approval of the 2015 Plan, no further awards will be granted under the 1999 Plan. During the three-month periods ended March 31, 2017 and March 31, 2016, we granted 1.9 million and 1.5 million stock options under the 2015 Plan, respectively.

Employee Stock Options

We estimate the fair value of stock options using the Black-Scholes-Merton valuation model, which requires us to make certain assumptions that can materially impact the estimation of fair value and related compensation expense. The assumptions used to estimate fair value include the price of our common stock, the expected volatility of our common stock, the risk-free interest rate, the expected term of stock option awards and the expected dividend yield. As a result of the adoption of ASU 2016-09, we established an accounting policy election to account for forfeitures of share-based awards when they occur. Upon adoption, we recognized a cumulative-effect adjustment for the removal of the forfeiture estimate with respect to awards that were continuing to vest as of January 1, 2017. The adjustment resulted in a decrease to retained earnings of $0.4 million, which is net of a $0.2 million tax benefit. Refer to Note 2—Basis of Presentation—Recently Issued Accounting Standards.

In March 2017, we began issuing stock options with performance conditions under the 2015 Plan to certain executives. The awards have vesting conditions tied to the achievement of specified performance conditions. The performance conditions have target performance levels that span from one to three years. Upon the conclusion of the performance period, the performance level achieved will be measured and the ultimate number of shares that may vest will be determined. Share-based compensation expense for these awards is recorded ratably over their vesting period, depending on the specific terms of the award and achievement of the specified performance conditions. In total, we granted 0.9 million stock options with performance conditions, with a total grant date fair value of $53.9 million based on achievement of the target performance level. We recorded $0.7 million in share-based compensation expense related to these awards for the three-month period ended March 31, 2017.

The table below includes the weighted-average assumptions used to measure the fair value of the stock options granted during the three-month periods ended March 31, 2017 and March 31, 2016:

	March 31, 2017	March 31, 2016
Expected volatility	35.7%	34.7%
Risk-free interest rate	2.2%	1.6%
Expected term of awards (in years)	6.1	5.8
Expected dividend yield	0.0%	0.0%

A summary of the activity and status of stock options under our equity incentive plans during the three-month period ended March 31, 2017 is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2017	4,459,291	$104.97
Granted	1,906,683	146.15
Exercised	(334,065)	98.69
Forfeited/canceled	(38,069)	129.57
Outstanding at March 31, 2017	5,993,840	$118.26	7.7	$129.5
Exercisable at March 31, 2017	3,154,307	$101.23	6.0	$113.9
Unvested as of March 31, 2017	2,839,533	$137.19	9.6	$15.6

The weighted average fair value of a stock option granted during each of the three-month periods ended March 31, 2017 and March 31, 2016, was $56.28 and $42.84, respectively. These stock options have an aggregate grant date fair value of $107.3 million and $62.8 million, respectively. The total fair value of employee stock options that vested during the three-

month period ended March 31, 2017 was $11.0 million. No stock options vested during the three-month period ended March 31, 2016.

Stock option exercise data is summarized below (dollars in millions):

	Three Months Ended March 31,
	2017	2016
Number of options exercised	334,065	81,105
Cash received	$33.0	$2.6
Total intrinsic value of options exercised	$20.3	$7.6

Total share-based compensation expense relating to stock options is as follows (in millions):

	Three Months Ended March 31,
	2017	2016
Cost of product sales	$0.2	$0.1
Research and development	0.5	0.1
Selling, general and administrative	3.9	2.9
Share-based compensation expense before taxes	4.6	3.1
Related income tax benefit	(1.7)	(1.1)
Share-based compensation expense, net of taxes	$2.9	$2.0

As of March 31, 2017, unrecognized compensation cost was $124.0 million. Unvested outstanding stock options as of March 31, 2017 had a weighted average remaining vesting period of 3.1 years.

Restricted Stock Units

In June 2016, we began issuing restricted stock units under the 2015 Plan to our non-employee directors. Each restricted stock unit entitles the director to receive one share of our common stock upon vesting, subject to the director’s election to defer receipt of shares to a later date. We measure the fair value of restricted stock units using the stock price on the date of grant. Share-based compensation expense for the restricted stock units is recorded ratably over their one year vesting period. We recorded $0.5 million in share-based compensation expense for the three-month period ended March 31, 2017 related to restricted stock units. The share-based compensation expense related to restricted stock units granted is reflected in selling, general and administrative expense on our statements of operations.

As of March 31, 2017, unrecognized compensation cost related to the grant of restricted stock units was $0.5 million. Unvested outstanding restricted stock units as of March 31, 2017 had a weighted average remaining vesting period of 0.2 years.

10.  Income Taxes

Our effective income tax rate (ETR) for the three months ended March 31, 2017 and March 31, 2016 was 32 percent and 35 percent, respectively. Our 2017 ETR decreased compared to 2016 primarily due to a decrease in non-deductible share-based compensation expense, and the impact of ASU 2016-09 adoption requiring windfall excess tax benefits to be recognized in income tax expense.

We are subject to federal and state taxation in the United States as well as various foreign jurisdictions. We are no longer subject to income tax examinations by the Internal Revenue Service and substantially all other major jurisdictions for tax years prior to 2011.

As of both March 31, 2017 and March 31, 2016, our uncertain tax positions were $0.5 million. Unrecognized tax benefits as of both March 31, 2017 and March 31, 2016, included $0.3 million of tax benefits that, if recognized, would impact our ETR. We record interest and penalties related to uncertain tax positions as a component of income tax expense. As of March 31, 2017 and March 31, 2016, we have not accrued any interest expense related to uncertain tax positions. We are unaware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

For the three months ended March 31, 2017, in accordance with newly adopted ASU 2016-09 related to employee stock compensation, we recognized a cumulative-effect adjustment of a $3.2 million tax benefit to reduce retained earnings for the removal of the forfeiture estimate with respect to awards that were continuing to vest as of December 31, 2016.

Additionally, we now recognize excess tax benefits as income tax benefits on our consolidated statements of operations. For the three months ended March 31, 2017, we recognized excess tax benefits of $2.6 million, partially offsetting income tax expenses on our consolidated statements of operations. Previously, we recognized such amounts in additional paid-in capital on our consolidated balance sheets. Refer to Note 2—Basis of Presentation—Recently Issued Accounting Standards.

11.  Segment Information

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

Net product sales, cost of product sales and gross profit for each of our commercial products were as follows (in millions):

	Three Months Ended March 31,
2017	Remodulin	Tyvaso	Adcirca	Orenitram	Unituxin	Total
Net product sales	$145.8	$87.4	$80.0	$39.3	$18.0	$370.5
Cost of product sales	2.0	2.8	4.6	2.8	2.1	14.3
Gross profit	$143.8	$84.6	$75.4	$36.5	$15.9	$356.2

2016
Net product sales	$139.8	$102.2	$72.6	$40.2	$14.2	$369.0
Cost of product sales	(2.4)	0.8	4.3	(0.4)	(1.6)	0.7
Gross profit	$142.2	$101.4	$68.3	$40.6	$15.8	$368.3

12.  Litigation

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

We filed a second amended complaint against Actavis on September 7, 2016, to allege infringement of two patents that were not issued and listed in the Orange Book at the time of the First and Second Actavis Notice Letters, but are now listed: U.S. Patent Nos. 9,393,203, which expires in April 2026, and 9,422,223, which expires in May 2024.

The Court has consolidated the First Actavis Action and the Second Actavis Action. The parties are currently engaged in discovery, and trial on all patents is scheduled for February 2018.

We intend to vigorously enforce our intellectual property rights relating to Orenitram.

SteadyMed Ltd.

On October 1, 2015, SteadyMed Ltd. (SteadyMed) filed a petition with the Patent Trial and Appeal Board (PTAB) of the U.S. Patent and Trademark Office for inter partes review (the IPR Petition) of one of our patents. In its IPR Petition, SteadyMed seeks to invalidate U.S. Patent No. 8,497,393 (the ‘393 Patent), which expires in December 2028 and covers a method of making treprostinil, the active pharmaceutical ingredient in our Remodulin, Tyvaso and Orenitram products. The ‘393 Patent was also the subject of now-settled litigation with generic companies relating to ANDAs to market generic versions of Remodulin, and remains the subject of our pending litigation with Watson and Actavis, described above. SteadyMed has announced that it is developing a product called Trevyent™, which is a single-use, pre-filled pump for which it plans to seek FDA approval for delivery of a two-day supply of treprostinil subcutaneously using its PatchPump® technology.

On March 31, 2017, the PTAB issued a Final Written Decision in this matter, finding that all claims of the ‘393 patent are not patentable. We are evaluating our options, including the possibility of exercising our right of appeal to the U.S. Court of

Appeals for the Federal Circuit or first requesting a rehearing before the PTAB. The ‘393 patent remains valid and enforceable until appeals have been exhausted.

We intend to continue vigorously defending the ‘393 patent.

Department of Justice Subpoena

In May 2016, we received a subpoena from the U.S. Department of Justice requesting documents regarding our support of 501(c)(3) organizations that provide financial assistance to patients taking our medicines. Other companies have received similar inquiries. We are cooperating with this inquiry. It is possible that any actions taken by the U.S. Department of Justice could result in civil penalties or injunctive relief, negative publicity or other negative actions that could harm our reputation, reduce demand for our products and/or reduce coverage of our products, including by federal health care programs such as Medicare and Medicaid and state health care programs. If any or all of these events occur, our business and stock price could be materially and adversely affected.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016, and the consolidated financial statements and accompanying notes included in Part I, Item I of this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995, including the statements listed in the section below entitled Part II, Item 1A—Risk Factors. These statements are based on our beliefs and expectations about future outcomes, and are subject to risks and uncertainties that could cause our actual results to differ materially from anticipated results. Factors that could cause or contribute to such differences include those described in Part II, Item 1A—Risk Factors of this Quarterly Report on Form 10-Q; factors described in our Annual Report on Form 10-K for the year ended December 31, 2016, under the section entitled Part I, Item 1A—Risk Factors—Forward-Looking Statements; and factors described in other cautionary statements, cautionary language and risk factors set forth in other filings with the Securities and Exchange Commission (SEC). We undertake no obligation to publicly update these forward-looking statements, whether as a result of new information, future events or otherwise.

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

•                  Tyvaso® (treprostinil) Inhalation Solution (Tyvaso). Tyvaso, an inhaled formulation of treprostinil, is approved by the FDA to improve exercise ability in PAH patients.

•                  Orenitram® (treprostinil) Extended-Release Tablets (Orenitram). Orenitram, a tablet dosage form of treprostinil, is approved by the FDA to improve exercise capacity in PAH patients.

•                  Adcirca® (tadalafil) Tablets (Adcirca). We acquired exclusive commercialization rights to Adcirca, an oral PDE-5 inhibitor therapy for PAH, in the United States from Eli Lilly and Company (Lilly). PDE-5 inhibitors inhibit the degradation of cyclic guanosine monophosphate (cyclic GMP) in cells. Cyclic GMP is activated by nitric oxide (NO), a naturally occurring substance in the body that mediates the relaxation of vascular smooth muscle. Adcirca is approved by the FDA to improve exercise ability in PAH patients.

•                  Unituxin® (dinutuximab) Injection (Unituxin). In March 2015, the FDA approved Unituxin in combination with granulocyte-macrophage colony-stimulating factor (GM-CSF), interleukin-2 (IL-2), and 13-cis-retinoic acid (RA), for the treatment of patients with high-risk neuroblastoma (a rare form of pediatric cancer) who achieve at least a partial response to prior first-line multi-agent, multimodality therapy. Unituxin is a chimeric, composed of a combination of mouse and human DNA, monoclonal antibody that induces antibody-dependent cell-mediated cytotoxicity, a form of cell-mediated immunity whereby the immune system actively targets a cell that has been bound by specific antibodies. We received orphan drug designation for Unituxin from the FDA, conferring exclusivity through March 2022, during which the FDA may not approve any application to market the same drug for the same indication, except in limited circumstances such as a showing of clinical superiority.

Revenues

Our net product sales consist entirely of sales of the five commercial products noted above. We have entered into separate, non-exclusive distribution agreements with Accredo Health Group, Inc. (Accredo) and CVS Caremark, Inc. (Caremark) to distribute Remodulin, Tyvaso and Orenitram in the United States, and we have entered into an exclusive distribution agreement with ASD Specialty Healthcare, Inc. (ASD), an affiliate of AmerisourceBergen Corporation, to distribute Unituxin in the United States. We also sell Remodulin and Tyvaso to distributors internationally. We sell Adcirca through Lilly’s pharmaceutical wholesale network. To the extent we have increased the price of any of these products, increases have typically been in the single-digit percentages per year, except for Adcirca, the price of which is set by Lilly.

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

Generic Competition

We settled litigation with Sandoz, Inc. (Sandoz), Teva Pharmaceuticals USA, Inc. (Teva) and Par Sterile Products, LLC (Par) relating to their abbreviated new drug applications (ANDAs) seeking FDA approval to market generic versions of Remodulin before the expiration of certain of our U.S. patents. Under the terms of our settlement agreements, Sandoz can market its generic version of Remodulin in the United States beginning in June 2018, and both Teva and Par can market their generic versions of Remodulin in the United States beginning in December 2018, although each of these companies may be permitted to enter the market earlier under certain circumstances.

In April 2017, we received a Paragraph IV Certification Notice Letter (the Notice Letter) that another generic drug company, Dr. Reddy’s Laboratories, Inc. (Dr. Reddy’s), also filed an ANDA seeking FDA approval to market a generic version of Remodulin. In the Notice Letter, Dr. Reddy’s states that it intends to market a generic version of Remodulin before the expiration of U.S. Patent No. 8,497,393, which expires in December 2028, U.S. Patent No. 7,999,007, which expires in March 2029, U.S. Patent No. 9,199,908, which expires in May 2024, U.S. Patent No. 9,593,066, which expires in December 2028 and U.S. Patent No. 9,604,901, which expires in December 2028. Dr. Reddy’s Notice Letter states that the ANDA contains a Paragraph IV Certification alleging that these patents are not valid, not enforceable and/or will not be infringed by the commercial manufacture, use or sale of the proposed product described in Dr. Reddy’s ANDA submission. We are currently reviewing the Notice Letter. If we commence a patent infringement lawsuit against Dr. Reddy’s within 45 days from receipt of the Notice Letter, the FDA would be precluded from approving Dr. Reddy’s ANDA for up to 30 months or until the issuance of a district court decision that is adverse to us, whichever occurs first.

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

Finally, SteadyMed Ltd. (SteadyMed) filed a petition for inter partes review (IPR) seeking to invalidate the claims of one of our patents that expires in December 2028 and relates to treprostinil (U.S. Patent No. 8,497,393, which we refer to as the ‘393 Patent), which is the active ingredient in Remodulin, Tyvaso and Orenitram. In April 2016, the Patent Trial and Appeal Board (PTAB) of the U.S. Patent and Trademark Office (USPTO) instituted an IPR of the ‘393 Patent on the basis of SteadyMed’s petition. SteadyMed announced that it is developing a product called Trevyent®, which is a single-use, pre-filled pump intended to deliver a two-day supply of treprostinil subcutaneously using SteadyMed’s PatchPump® technology. In January 2016, SteadyMed announced that Trevyent had been granted orphan drug designation by the FDA for the treatment of PAH. SteadyMed has announced plans to file an NDA for Trevyent during the second quarter of 2017, and launch the product in 2018.

On March 31, 2017, the PTAB issued a Final Written Decision in this matter, finding that all claims of the ‘393 patent are not patentable. We are evaluating our options, including the possibility of exercising our right of appeal to the U.S. Court of Appeals for the Federal Circuit or first requesting a rehearing before the PTAB. The ‘393 patent remains valid and enforceable until appeals have been exhausted. We are currently asserting the ‘393 patent (along with several other patents) against Watson and Actavis in connection with their efforts to obtain approval to market generic copies of Tyvaso and Orenitram, respectively.

We intend to continue vigorously defending the ‘393 patent, but even if the ultimate result is unfavorable to us, we have other patents covering subject matters similar to the ‘393 patent and with the same expiration date (December 2028). Specifically, in March 2017, the USPTO awarded us two additional patents related to the ‘393 patent, U.S. Patent Nos. 9,593,066 and 9,604,901. We prosecuted the applications that resulted in these new patents in parallel with the ‘393 patent IPR proceedings and presented claims addressing the invalidity arguments raised by SteadyMed in the IPR and Watson and Actavis in the ongoing litigations. The USPTO allowed the new patent claims with full knowledge of the IPR, the invalidity arguments presented therein, and the invalidity arguments raised by Watson and Actavis in connection with the ‘393 patent. Thus, we anticipate that these new patents should be less susceptible to challenge than the ‘393 patent. We have listed both of these new patents in the Orange Book for Remodulin, Tyvaso, and Orenitram and may in the future decide to assert these patents against any competitor marketing or seeking approval to market generic versions of Remodulin, Tyvaso, or Orenitram. Following the Final Written Decision in the ‘393 patent IPR, SteadyMed asked the PTAB to invalidate the new patents because SteadyMed claimed that the new patents’ claims are patentably indistinct from the ‘393 patent claims. The PTAB denied SteadyMed’s request. Thus, SteadyMed must petition the PTAB to request new IPRs if it wishes to attempt to invalidate the newly issued patents.

For further details regarding the Watson, Actavis and SteadyMed matters, please see Note 12—Litigation, to our consolidated financial statements.

As a result of our settlements with Sandoz, Teva and Par, we expect to see generic competition for Remodulin from these companies in the United States beginning in June 2018 (Sandoz) and December 2018 (Teva and Par) (or earlier under certain circumstances). Our two new patents granted in March 2017 will not impact these settlements. This increased competition could reduce our net product sales and profits. In addition, while we intend to vigorously enforce our intellectual property rights relating to our products, there can be no assurance that we will prevail in defending our patent rights, or that additional challenges from other ANDA filers or other challengers will not surface with respect to our products. Our patents could be invalidated, found unenforceable or found not to cover one or more generic forms of Remodulin, Tyvaso or Orenitram. If any ANDA filer were to receive approval to sell a generic version of Remodulin, Tyvaso or Orenitram and/or prevail in any patent litigation, the affected product(s) would become subject to increased competition, which could reduce our net product sales and profits.

Certain patents for Revatio®, a PDE-5 inhibitor marketed by Pfizer for treatment of PAH, expired in 2012, leading several manufacturers to launch generic formulations of sildenafil citrate, the active ingredient in Revatio. Generic sildenafil’s lower price relative to Adcirca could lead to pressure from payers to use generic products within the same class of therapy initially, which could erode Adcirca’s market share and limit its potential sales. Although we believe Adcirca’s once-daily dosing regimen provides a significant competitive advantage over generic sildenafil’s multiple dosing regimen, government payers and private insurance companies may favor the use of less expensive generic sildenafil over Adcirca. As a result, we have seen generic sildenafil increase its share of the PDE-5 market over time. The U.S. patent for Adcirca for the treatment of pulmonary hypertension will expire in November 2017, after which time we expect to see increased generic competition for Adcirca that could have a material adverse impact on our Adcirca revenues. The FDA has already tentatively approved ANDAs filed by at least two generic companies to market generic versions of Adcirca following the expiration of the November 2017 patent. Patent expiration, patent litigation and generic competition for any of our commercial PAH products could have a significant, adverse impact on our revenues, profits and stock price, and is inherently difficult to predict. For additional discussion, refer to the risk factor entitled, Our intellectual property rights may not effectively deter competitors from developing competing products that, if successful, could have a material adverse effect on our revenues and profits, contained in Part II, Item 1A—Risk Factors included in this Quarterly Report on Form 10-Q.

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

Our operating expenses include the following costs:

Cost of Product Sales

Our cost of product sales primarily includes costs to manufacture and acquire products sold to customers, royalty payments under license agreements granting us rights to sell related products, direct and indirect distribution costs incurred in the sale of products, and the costs of inventory reserves for current and projected obsolescence. These costs also include share-based compensation and salary-related expenses for direct manufacturing and indirect support personnel, quality review and release for commercial distribution, direct materials and supplies, depreciation, facilities-related expenses and other overhead costs.

Research and Development

Our research and development expenses primarily include costs associated with the research and development of products and post-marketing research commitments. These costs also include share-based compensation and salary-related expenses for research and development functions, professional fees for preclinical and clinical studies, costs associated with clinical manufacturing, facilities-related expenses, regulatory costs and costs associated with pre-FDA approval payments to third-party contract manufacturers. Expenses also include costs for third-party arrangements, including upfront fees and milestone payments required under license arrangements for therapies under development. We expect to incur increased clinical trial-related expenses in 2017, driven by enrollment in several large clinical studies of our existing products, including Orenitram (SOUTHPAW, a study of Orenitram in patients with pulmonary hypertension associated with left ventricular diastolic dysfunction: 310 patients; and TAO, a study of Orenitram in up-front combination with ambrisentan and tadalafil: 600 patients); Tyvaso (INCREASE, a study of Tyvaso in patients with pulmonary hypertension associated with idiopathic pulmonary fibrosis: 314 patients) and Unituxin in new indications (expected to be large, international studies).

Selling, General and Administrative

Our selling, general and administrative expenses primarily include costs associated with the commercialization of approved products and general and administrative costs to support our operations. Selling expenses also include share-based compensation, salary-related expenses, product marketing and sales operations costs, and other costs incurred to support our sales efforts. General and administrative expenses also include our core corporate support functions such as human resources, finance and legal, external costs such as insurance premiums, legal fees, grants to non-affiliated, not-profit organizations, and other professional service fees.

Share-Based Compensation

Historically, we granted stock options under our Amended and Restated Equity Incentive Plan (the 1999 Plan) and awards under our Share Tracking Awards Plans (STAP). In June 2015, our shareholders approved the United Therapeutics Corporation 2015 Stock Incentive Plan (the 2015 Plan), which authorizes the issuance of up to 6,150,000 shares of our common stock. Following approval of the 2015 Plan, we ceased granting awards under the STAP and the 1999 Plan, and we modified our equity compensation programs to grant stock options to employees who previously received STAP awards, and to grant stock options and restricted stock units to non-employee directors. The grant date fair values of stock options and restricted stock units are recognized as share-based compensation expense ratably over their vesting periods.

The fair values of STAP awards and stock option grants are measured using inputs and assumptions under the Black-Scholes-Merton model that can materially impact the amount of share-based compensation (benefit) expense for a given period. The fair value of restricted stock units is measured using our stock price on the date of grant.

Although we have ceased granting STAP awards, we still have a significant number of STAP awards outstanding. We account for STAP awards as liabilities because they are settled in cash. As such, we must re-measure the fair value of STAP awards at the end of each financial reporting period until the awards are no longer outstanding. Changes in our STAP-related liability resulting from such re-measurements are recorded as adjustments to share-based compensation (benefit) expense and can create substantial volatility within our operating expenses from period to period. The following factors, among others, have a significant impact on the amount of share-based compensation (benefit) expense recognized in connection with STAP awards from period to period: (1) volatility in the price of our common stock (specifically, increases in the price of our common stock will generally result in an increase in our STAP liability and related compensation expense, while decreases in our stock price will generally result in a reduction in our STAP liability and related compensation expense); (2) changes in the number of outstanding awards; and (3) changes in the number of vested and unvested awards.

Research and Development

We focus most of our research and development efforts on the following pipeline programs:

Product	Mode of Delivery	Indication	Current Status STUDY NAME CAPS	Target Commercial Launch Date	Our Territory
RemoSynch™ (Implantable System for Remodulin)	Continuous intravenous via implantable pump	PAH	Pending regulatory approvals and launch preparations.	2018	United States, United Kingdom, Canada, France, Germany, Italy and Japan
RemUnity™ (treprostinil)	Continuous subcutaneous via pre-filled, semi-disposable pump	PAH	Pre-NDA	2019	Worldwide
Dinutuximab	Intravenous infusion	Multiple GD2 expressing cancers, including small cell lung cancer	Phase II/III	2019-2023 for accelerated approval and other regulatory pathways	Worldwide
RemoPro™ (pain-free subcutaneous Remodulin® prodrug)	Continuous subcutaneous	PAH	Pre-Clinical	2020	Worldwide
OreniPlus™ (Orenitram in combination with approved background therapy)	Oral	PAH (decrease morbidity and mortality)	Phase IV FREEDOM-EV	2020	Worldwide
Tysuberprost™ (esuberaprost in combination with Tyvaso)	Oral (esuberaprost) Inhaled (Tyvaso)	PAH (decrease morbidity and mortality)	Phase III BEAT	2020	North America, Europe, Mexico, South America, Egypt, India, Israel, South Africa and Australia
Tyvaso-ILD™ (treprostinil)	Inhaled	Pulmonary hypertension associated with idiopathic pulmonary fibrosis (WHO Group 3)	Phase III INCREASE	2021	Worldwide
Aurora-GT™ (eNOS gene therapy)	Intravenous injection	PAH	Phase II/III SAPPHIRE	2022	United States
OreniLeft™ (treprostinil)	Oral	Pulmonary hypertension associated with left ventricular diastolic dysfunction (WHO Group 2)	Phase III SOUTHPAW	2022	Worldwide
Manufactured Organs	Transplant	End-stage organ failure	Pre-Clinical	2023	Worldwide

RemoSynch (Implantable System for Remodulin)

We are working with Medtronic, Inc. (Medtronic) on a program to develop Medtronic’s proprietary intravascular infusion catheter to be used with its SynchroMed® II implantable infusion pump and related infusion system components (together referred to as the Implantable System for Remodulin, or RemoSynch) in order to deliver Remodulin for the treatment of PAH. The SynchroMed II device is already approved for delivery of medication to treat neuropathic pain. With our funding, Medtronic completed the DelIVery clinical trial, which studied the safety of the Implantable System for Remodulin. The primary objective was to demonstrate a rate of catheter-related complications below 2.5 per 1,000 patient-days while using the Implantable System for Remodulin. In September 2013, Medtronic informed us that this primary objective was met. If the Implantable System for Remodulin is approved, the technology has the potential to reduce many of the patient burdens and other complications associated with the use of external pumps to administer prostacyclin analogues. In order to launch RemoSynch in the United States, Medtronic and we are pursuing parallel regulatory filings relating to the device and the drug, respectively. Assuming we and Medtronic obtain the necessary regulatory approvals, we anticipate launching RemoSynch in 2018.

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

We are also engaged in pre-clinical development of a new prodrug formulation of Remodulin called RemoPro, which is intended to enable subcutaneous delivery without the site pain currently associated with subcutaneous Remodulin. A prodrug is a metabolically inactive compound that, after administration, metabolizes into an active compound. RemoPro is intended to be inactive in the subcutaneous tissue, which should eliminate site pain. Once RemoPro is absorbed into the blood, it metabolizes into treprostinil. RemoPro is intended to be administered using the RemoUnity system.

Tyvaso and Tyvaso-ILD

We are developing further enhancements intended to make the Tyvaso Inhalation System easier to use and have submitted a supplement to our New Drug Application (NDA) to include a new device, with FDA action anticipated in late 2017. In addition, we have commenced a phase III registration study called INCREASE, which is a study of Tyvaso in patients with WHO Group 3 pulmonary hypertension associated with interstitial lung disease (specifically associated with idiopathic pulmonary fibrosis or emphysema), which we refer to as Tyvaso-ILD. There are presently no FDA approved therapies indicated for treatment of WHO Group 3 pulmonary hypertension.

Orenitram, OreniPlus and OreniLeft

In December 2013, the FDA approved Orenitram for the treatment of PAH patients to improve exercise capacity. The primary study that supported efficacy of Orenitram was a 12-week monotherapy study (FREEDOM-M) in which PAH patients were not on any approved background PAH therapy.

We believe that in order for Orenitram to reach its full commercial potential, we need to complete further studies to support an amendment to Orenitram’s label to indicate that Orenitram delays morbidity and/or mortality (also known as “time to clinical worsening”) in PAH patients who are on an approved oral background therapy. We refer to this initiative to amend Orenitram’s label as OreniPlus. As such, we are conducting a phase IV registration study called FREEDOM-EV, which is intended to support such a label amendment if successful.

We are also planning a study of Orenitram (SOUTHPAW) in patients with WHO Group 2 pulmonary hypertension (specifically associated with left ventricular diastolic dysfunction), which we refer to as OreniLeft. There are presently no FDA approved therapies indicated for treatment of WHO Group 2 pulmonary hypertension.

Tysuberprost

In July 2012, we completed a phase I safety trial of esuberaprost, a single-isomer orally bioavailable prostacyclin analogue, and the data suggested that dosing esuberaprost four times a day was safe. We believe that esuberaprost and treprostinil have differing prostacyclin receptor-binding profiles and thus could provide benefits to certain groups of patients with differing sets of safety and efficacy profiles. We also believe that inhaled treprostinil and oral esuberaprost have complimentary pharmacokinetic and pharmacodynamic profiles, which indicate that they should provide greater efficacy in combination. As a result, in March 2017 we completed enrollment of our phase III registration study called BEAT (BEraprost 314d Add-on to Tyvaso) to evaluate the clinical benefit and safety of esuberaprost in combination with Tyvaso for patients with PAH who show signs of deterioration on inhaled treprostinil or have a less than optimal response to inhaled treprostinil treatment. We refer to the resulting combination of esuberaprost and Tyvaso therapies as Tysuberprost.

Unituxin

Under our Biologics License Application (BLA) approval for Unituxin, the FDA has imposed certain post-marketing requirements and post-marketing commitments on us. We are conducting additional clinical and non-clinical studies to satisfy these requirements and commitments. While we believe we will be able to complete these studies, any failure to satisfy these requirements or commitments could result in penalties, including fines or withdrawal of Unituxin from the market, unless we are able to demonstrate good cause for the failure.

In addition, we are planning studies of Unituxin in adult patients with other forms of GD2-expressing cancers, including small cell lung cancer. These research and development efforts into new indications for Unituxin have been substantially outsourced to a contract research organization called Precision Oncology, LLC.

Unituxin therapy is associated with severe side effects, including infections, infusion reactions, hypokalemia, hypotension, pain, fever, and capillary leak syndrome. In post-approval use of Unituxin, the adverse reactions of prolonged urinary retention, transverse myelitis, and reversible posterior leukoencephalopathy syndrome have been observed. Unituxin’s label also includes a boxed warning related to serious infusion reactions and neurotoxicity.

Finally, we are working on the development of a fully humanized (non-chimeric) version of dinutuximab, the active ingredient in Unituxin. This new version is expected to reduce some of the side effects associated with Unituxin, which is a chimeric composed of a combination of mouse and human DNA.

Aurora-GT

We are planning a phase II/III study of a gene therapy product called Aurora-GT, in which a PAH patient’s own endothelial progenitor cells are isolated, transfected with the gene for human endothelial NO-synthase (eNOS), expanded ex-vivo and then delivered to the same patient. This product is intended to rebuild the blood vessels in the lungs that are destroyed by PAH.

Organ Manufacturing

Each year, end stage organ failure kills millions of people. A significant number of these patients could have benefited from an organ transplant. Unfortunately, the number of usable, donated organs available for transplantation has not changed significantly over the past half century while the need has soared. Our long-term goals are aimed at addressing this shortage. With advances in technology, we believe that creating an unlimited supply of tolerable manufactured organs is now principally an engineering challenge, and we are dedicated to finding engineering solutions. Since 2011, we have been engaged in research and development of a variety of technologies designed to increase the supply of transplantable organs and tissues and improve outcomes for transplant recipients. These programs include preclinical research and development of alternative tissue sources through tissue and organ xenotransplantation, as well as regenerative medicine and other technologies to create engineered organs and organ tissues. Although our primary focus is on engineered lungs, we are also developing technology for other engineered organs, such as kidneys and hearts, and our manufactured lungs, kidneys and hearts have set records for viability in animal models. We are also developing technologies to improve outcomes for lung transplant recipients and to increase the supply of donor lungs through ex-vivo lung perfusion. We have also invested $41.8 million in TransMedics, Inc., a company engaged in the development of ex vivo perfusion systems for donor lungs, hearts and kidneys. While we continue to develop and commercialize therapies for rare and life threatening conditions, we view organ manufacturing as the ultimate technology solution for a broad array of diseases, many of which (such as PAH) have proven incurable thus far through more traditional pharmaceutical and biologic therapies. For this reason, in 2015 we created a wholly-owned public benefit corporation called Lung Biotechnology PBC, chartered with the express purpose “to address the acute national shortage of transplantable lungs and other organs with a variety of technologies that either delay the need for such organs or expand the supply.”

Research and Development Expenditures

We have incurred substantial expenses for our research and development activities and expect to continue to do so in connection with the programs described above.

Future Prospects

Our strategy is to continue to grow the revenues of our existing commercial products, including through approval of new and/or improved indications, formulations and delivery devices for our existing cardiopulmonary and oncology products. These efforts are designed to provide continued revenue growth in the near and medium term, while efforts are under way to develop technologies in organ manufacturing in the longer term.

Our ability to achieve these objectives and sustain our growth and profitability will depend on many factors, including among others: (1) the timing and outcome of preclinical research, clinical trials and regulatory approvals for products we develop; (2) the timing and degree of success related to the commercial launch of new products; (3) the demand for our products; (4) the price of our products and the reimbursement of our products by public and private health insurance organizations; (5) the competition we face within our industry, including competition from generic companies; (6) our ability to effectively manage our business in an increasingly complex legal and regulatory environment; (7) our ability to defend against generic competition and challenges to our patents; and (8) the risks identified in Part II, Item 1A—Risk Factors, included in this Quarterly Report on Form 10-Q.

We will need to construct additional facilities to support the development and commercialization of our products and technologies. We have budgeted for capital expenditures of approximately $300 million over the next three years.

We operate in a highly competitive market in which a small number of large pharmaceutical companies control a majority of available PAH therapies. These pharmaceutical companies are well established in the market and possess greater financial, technical and marketing resources than we do. In addition, there are a number of investigational products in late-stage development that, if approved, may erode the market share of our existing commercial therapies and make market acceptance more difficult to achieve for any therapies we attempt to market in the future.

Three Months Ended March 31, 2017 and March 31, 2016

Revenues

The following table presents the components of total revenues (dollars in millions):

	Three Months Ended
	March 31,		Percentage
	2017	2016	Change
Net product sales:
Remodulin	$145.8	$139.8	4%
Tyvaso	87.4	102.2	(14)%
Adcirca	80.0	72.6	10%
Orenitram	39.3	40.2	(2)%
Unituxin	18.0	14.2	27%
Total revenues	$370.5	$369.0	0%

Revenues for the three months ended March 31, 2017 increased by $1.5 million compared to the same period in 2016. The growth in revenues resulted from the following: (1) a $7.4 million increase in Adcirca net product sales primarily due to price increases, which were determined by Lilly; (2) a $6.0 million increase in Remodulin net product sales due to an increase in the number of patients being treated with Remodulin; and (3) a $3.8 million increase in Unituxin net product sales due to a price increase and an increase in number of vials sold. These increases were partially offset by a $0.9 million decrease in Orenitram net product sales and a $14.8 million decrease in Tyvaso net product sales. We believe the decrease in Tyvaso sales resulted from the availability of oral prostacyclin-class therapies, and increased propensity to treat patients with multiple oral therapies earlier in their disease progression, which can delay the need to prescribe inhaled therapies.

We recognize revenues net of: (1) estimated rebates; (2) prompt pay discounts; (3) allowances for sales returns; and (4) distributor fees. These are referred to as gross-to-net deductions and are based on historical experiences and contractual and statutory requirements. The tables below include a reconciliation of the accounts associated with these deductions (in millions):

	Three Months Ended March 31, 2017
	Rebates	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, January 1, 2017	$46.0	$4.3	$7.7	$2.8	$60.8
Provisions attributed to sales in:
Current period	50.5	8.7	(1.3)	3.0	60.9
Prior periods	2.7	—	—	—	2.7
Payments or credits attributed to sales in:
Current period	(4.4)	(5.0)	—	(0.5)	(9.9)
Prior periods	(45.3)	(4.2)	(0.2)	(2.8)	(52.5)
Balance, March 31, 2017	$49.5	$3.8	$6.2	$2.5	$62.0

	Three Months Ended March 31, 2016
	Rebates	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, January 1, 2016	$44.6	$3.9	$5.3	$2.6	$56.4
Provisions attributed to sales in:
Current period	48.5	8.6	0.3	3.0	60.4
Prior periods	1.5	—	—	—	1.5
Payments or credits attributed to sales in:
Current period	(8.2)	(4.8)	—	(1.0)	(14.0)
Prior periods	(39.0)	(3.7)	(0.2)	(2.5)	(45.4)
Balance, March 31, 2016	$47.4	$4.0	$5.4	$2.1	$58.9

Cost of Product Sales

The table below summarizes cost of product sales by major category (dollars in millions):

	Three Months Ended
	March 31,		Percentage
	2017	2016	Change
Category:
Cost of product sales excluding share-based compensation	$15.8	$12.6	25%
Share-based compensation benefit(1)	(1.5)	(11.9)	87%
Total cost of product sales	$14.3	$0.7	1,943%

(1)                     Refer to Share-based Compensation (Benefit) Expense section below for discussion.

Research and Development Expense

The table below summarizes research and development expense by major category (dollars in millions):

	Three Months Ended
	March 31,		Percentage
	2017	2016	Change
Category:
Research and development expense excluding share-based compensation	$41.3	$36.8	12%
Share-based compensation benefit(1)	(5.1)	(37.2)	86%
Total research and development expense	$36.2	$(0.4)	9,150%

(1)                     Refer to Share-based Compensation (Benefit) Expense section below for discussion.

Selling, General and Administrative Expense

The table below summarizes selling, general and administrative expense by major category (dollars in millions):

	Three Months Ended
	March 31,		Percentage
	2017	2016	Change
Category:
General and administrative excluding share-based compensation	$53.5	$78.2	(32)%
Sales and marketing excluding share-based compensation	15.4	22.3	(31)%
Share-based compensation benefit(1)	(12.5)	(95.5)	87%
Total selling, general and administrative expense	$56.4	$5.0	1,028%

(1)                     Refer to Share-based Compensation (Benefit) Expense section below for discussion.

General and administrative. The decrease in general and administrative expense of $24.7 million for the three months ended March 31, 2017, as compared to the same period in 2016, was primarily attributable to a $32.0 million decrease in charitable donations to non-affiliated, non-profit organizations that provide financial assistance to patients with PAH.

Share-based Compensation (Benefit) Expense

The table below summarizes share-based compensation (benefit) expense by major category (dollars in millions):

	Three Months Ended
	March 31,		Percentage
	2017	2016	Change
Category:
Share tracking awards plan	$(24.6)	$(147.9)	83%
Stock options	4.6	3.1	48%
Other(1)	0.9	0.2	350%
Total share-based compensation benefit	$(19.1)	$(144.6)	87%

(1)                     Includes expense related to restricted stock units for the three months ended March 31, 2017 and employee stock purchase plan for the three months ended March 31, 2017 and 2016.

Share tracking awards plan. The decrease in share tracking awards plan benefit of $123.3 million for the three months ended March 31, 2017, as compared to the same period in 2016, was primarily due to the smaller decrease in our stock price during the three months ended March 31, 2017, as compared to the same period in 2016.

Income Tax Expense

The provision for income taxes was $85.0 million for the three months ended March 31, 2017, as compared to $128.4 million for the same period in 2016. The provision for income taxes is based on an estimated effective tax rate for the entire year. The estimated annual effective tax rate is subject to adjustment in subsequent quarterly periods if components used to estimate the effective tax rate are updated or revised. The estimated effective tax rate as of March 31, 2017 and March 31, 2016, was approximately 32 percent and approximately 35 percent, respectively. Our 2017 estimated effective tax rate decreased compared to 2016 primarily due to a decrease in non-deductible share-based compensation expense and the impact of ASU 2016-09 adoption requiring windfall excess tax benefits to be recognized in income tax expense.

Financial Condition, Liquidity and Capital Resources

We have funded our operations principally through sales of our commercial products and, from time-to-time, third-party financing arrangements. We believe that our current liquidity is sufficient to fund ongoing operations and future business plans as we expect demand for our commercial products to continue to grow. Furthermore, our customer base remains stable and we believe it presents minimal credit risk. However, any projections of future cash flows are inherently subject to uncertainty and we may seek other forms of financing. In January 2016, we entered into our 2016 Credit Agreement, which provides an unsecured, revolving line of credit of up to $1.0 billion. This line of credit remains undrawn at March 31, 2017, and matures in January 2022. See Unsecured Revolving Credit Facility below for further details.

Cash and Cash Equivalents and Marketable Investments

	March 31,	December 31,	Percentage
	2017	2016	Change
Cash and cash equivalents	$1,122.6	$1,023.0	10%
Marketable investments - current	33.7	27.8	21%
Marketable investments - non-current	144.5	2.3	6,183%
Total cash and cash equivalents and marketable investments	$1,300.8	$1,053.1	24%

The net increase in our cash and cash equivalents and marketable investments was primarily due to $230.8 million in cash generated from operations and $33.0 million in proceeds from stock option exercises, which were partially offset by $15.6 million in cash paid to purchase property, plant and equipment.

Cash Flows

	Three Months Ended March 31,		Percentage
	2017	2016	Change
Net cash provided by operating activities	$230.8	$125.8	83%
Net cash (used in) provided by investing activities	$(165.6)	$12.0	(1,480)%
Net cash provided by (used in) financing activities	$34.4	$(123.2)	128%

Operating Activities

Our operating assets and liabilities consist primarily of accounts receivable, inventories, accounts payable and accrued expenses, which include share-based compensation arrangements.

The increase of $105.0 million in net cash provided by operating activities for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily due to: (1) an $88.6 million decrease in cash paid for income taxes due to timing of payments; and (2) a $28.5 million increase in cash flows related to accounts receivable as a result of higher cash collections, partially offset by a $18.6 million increase in cash paid to settle STAP award exercises.

Investing Activities

The increase of $177.6 million in net cash used in investing activities for the three months ended March 31, 2017 compared to net cash provided by investing activities for the three months ended March 31, 2016 was primarily due to: (1) a $170.8 million increase in cash used to purchase available-for-sale, held-to-maturity investments and other and (2) a $11.8 million increase in cash paid to purchase property, plant and equipment.

Financing Activities

The increase of $157.6 million in net cash provided by financing activities for the three months ended March 31, 2017 compared to net cash used in financing activities for the three months ended March 31, 2016 was primarily due to: (1) a $123.2 million decrease in repurchases of our common stock and (2) a $30.4 million increase in proceeds from stock option exercises.

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

The 2016 Credit Agreement contains customary events of default and customary affirmative and negative covenants. As of March 31, 2017, we were in compliance with such covenants and we had not drawn any amounts under the 2016 Credit Agreement. In addition, Lung Biotechnology PBC is our only subsidiary that guarantees our obligations under the 2016 Credit Agreement though, from time to time, one or more of our other subsidiaries may be required to guarantee such obligations.

Summary of Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires our management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We continually evaluate our estimates and judgments to determine whether they are reasonable, relevant and appropriate. These assumptions are frequently developed from historical data or experience, currently available information and anticipated developments. By their nature, our estimates are subject to an inherent degree of uncertainty; consequently, actual results may differ. We discuss critical accounting policies and estimates that involve a higher degree of judgment and complexity in Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 with the exception of the removal of the effect of the forfeiture rate as disclosed in Note 2—Basis of Presentation—Recently Issued Accounting Standards, Note 7—Share Tracking Awards Plans, Note 9—Stockholders’ Equity and Note 10—Income Taxes.

Recently Issued Accounting Standards

See Note 2—Basis of Presentation, to our consolidated financial statements for information on our adoption during the current period and anticipated adoption of recently issued accounting standards.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk has not materially changed since December 31, 2016.

Item 4.  CONTROLS AND PROCEDURES

Based on their evaluation, as of March 31, 2017, our Chairman and Chief Executive Officer and Chief Financial Officer and Treasurer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, summarized, processed and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chairman and Chief Executive Officer and Chief Financial Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Please refer to Note 12—Litigation, to our consolidated financial statements contained elsewhere in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

•                  Our ability to maintain attractive pricing for our products, in light of increasing competition, generic entries and pressure from government and other payers to decrease the costs associated with healthcare;

•                  The expected volume and timing of sales of our existing commercial products—Remodulin, Tyvaso, Orenitram, Adcirca and Unituxin—and potential future commercial products;

•                  The timing and outcome of clinical studies, other research and development efforts, and related regulatory filings and approvals, including (among others) those described in this Report relating to our FREEDOM-EV study of Orenitram, our BEAT study of Tysuberprost, our collaboration with DEKA to develop the RemUnity pump, our plan to develop a pain-free subcutaneous formulation of treprostinil called RemoPro, and our program to develop the Implantable System for Remodulin (RemoSynch);

•                  The outcome of potential future legal and regulatory actions, including audits and inspections, by the FDA and other regulatory and government enforcement agencies, including the pending investigation by the U.S. Department of Justice regarding our support of 501(c)(3) organizations that provide financial assistance to patients taking our medicines;

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

In addition, we are conducting two pivotal studies, referred to in this Report as FREEDOM-EV and BEAT, in which we are attempting to demonstrate that the drug combination being studied delays time to clinical worsening. We have not previously conducted a pivotal study with time to clinical worsening as its primary endpoint. The timing of enrollment and completion of these studies is subject to uncertainty, in part because study completion depends on the accrual of a pre-specified number of clinical worsening events, the pace of which is inherently difficult to predict. Our inexperience with this type of trial design may impact our ability to conduct these trials appropriately and achieve positive results, or complete the trials within our anticipated timetable. In particular, failure of the FREEDOM-EV study to meet its primary endpoint could materially limit the commercial potential of Orenitram and impede our growth.

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

Numerous treatments currently compete with our commercial therapies, and others are under development. For example, for the treatment of PAH, we compete with Adempas®, Flolan®, Ilomedin®, Letairis®, Opsumit®, Revatio®, Tracleer®, Uptravi®, Veletri®, Volibris®, Ventavis®, generic epoprostenol and generic sildenafil citrate. Our competitors may introduce new products that render all or some of our technologies and products obsolete or noncompetitive. For example, Uptravi was approved by the FDA in December 2015 for the treatment of PAH, and competes directly with Orenitram. Our commercial therapies may also have to compete with investigational products currently in development, such as Trevyent®, which is a single-use, pre-filled pump being developed by SteadyMed to deliver a two-day supply of treprostinil subcutaneously using SteadyMed’s PatchPump® technology. SteadyMed announced plans to file an NDA for Trevyent during the second quarter of 2017, and launch the product in 2018. In January 2016, SteadyMed announced that Trevyent had been granted orphan drug designation by the FDA for the treatment of PAH. As a result, if Trevyent obtains FDA approval prior to FDA approval of RemUnity (our pre-filled, semi-disposable treprostinil pump) or RemoSynch (our implantable system for intravenous treprostinil), SteadyMed could have seven years of exclusivity during which the FDA may be prevented from approving these products except in limited circumstances such as a showing of clinical superiority. In addition, we may not compete successfully against generic competitors, as we anticipate generic tadalafil may be launched in late 2017, and generic treprostinil will be launched in 2018, as described elsewhere in this Report. It is unclear what revenues, if any, we will generate from Adcirca sales after patent expiry in November 2017.

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

Patient assistance programs for pharmaceutical products have come under increasing scrutiny by governments, legislative bodies and enforcement agencies. These activities may result in actions that have the effect of reducing prices or harming our business or reputation.

Recently, there has been enhanced scrutiny of company-sponsored patient assistance programs, including insurance premium and co-pay assistance programs and donations to third-party charities that provide such assistance. If we, or our vendors or donation recipients, are deemed to have failed to comply with relevant laws, regulations or government guidance in any of these areas, we could be subject to criminal and civil sanctions, including significant fines, civil monetary penalties and exclusion from participation in government healthcare programs, including Medicare and Medicaid, actions against executives overseeing our business, and burdensome remediation measures.

In May 2016, we received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts requesting documents related to our support of 501(c)(3) organizations that provide financial assistance to patients taking our medicines. Other companies have received similar inquiries. We are cooperating with this inquiry.

It is possible that any actions taken by the U.S. Department of Justice as a result of this inquiry or any future action taken by federal or local governments, legislative bodies and enforcement agencies could result in civil penalties or injunctive relief, negative publicity or other negative actions that could harm our reputation, reduce demand for our products and/or reduce coverage of our products, including by federal health care programs such as Medicare and Medicaid and state health care programs. If any or all of these events occur, our business and stock price could be materially and adversely affected.

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

Additional risks we face with our manufacturing strategy include the following:

•                  We and our third-party manufacturers are subject to the FDA’s cGMP regulations, current Good Tissue Practices, and similar international regulatory standards. Our ability to exercise control over regulatory compliance by our third-party manufacturers is limited;

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

The products we develop must be approved for marketing and sale by regulatory agencies. Our research and development efforts must comply with extensive regulations, including those promulgated by the FDA and the U.S. Department of Agriculture. The process of obtaining and maintaining regulatory approvals for new drugs is lengthy, expensive and uncertain. The regulatory approval process is particularly uncertain for our transplantation programs, which include the development of xenotransplantation, regenerative medicine and cell-based products. Once approved, the manufacture, distribution, advertising and marketing of our products are subject to extensive regulation, including product labeling, strict pharmacovigilance and adverse event and medical device reporting, complaint processing, storage, distribution and record-keeping requirements. Our product candidates may fail to receive regulatory approval on a timely basis, or at all. If granted, product approvals can be conditioned on the completion of post-marketing clinical studies, accompanied by significant restrictions on the use or marketing of a given product and withdrawn for failure to comply with regulatory requirements, such as post-marketing requirements and post-marketing commitments, or upon the occurrence of adverse events subsequent to commercial introduction. If data from post-marketing studies suggest that an approved product presents an unacceptable safety risk, regulatory authorities could withdraw the product’s approval, suspend production or place other marketing restrictions on that product.

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

Any investigation, inquiry or other legal proceeding relating to our operations may adversely affect our business, results of operations or reputation. For example, in May 2016, we received a subpoena from the U.S. Department of Justice requesting documents regarding our support of 501(c)(3) organizations that provide financial assistance to patients taking our medicines. We are cooperating with this inquiry. We are unable to predict how long this inquiry will continue or its outcome, but it may require significant management time and attention, and we may incur significant costs in connection with the investigation, regardless of the outcome. It is possible that any actions taken by the U.S. Department of Justice could result in civil penalties or injunctive relief, negative publicity or other negative actions that could harm our reputation, reduce demand for our products and/or reduce coverage of our products, including by federal health care programs such as Medicare and Medicaid and state health care programs. If any or all of these events occur, our business and stock price could be materially and adversely affected.

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

While physicians may choose to prescribe drugs for uses that are not described in the product’s labeling and for uses that differ from those approved by regulatory authorities (called “off-label” uses), our ability to promote our products is limited to those indications that are specifically approved by the FDA. If our promotional activities fail to comply with regulations or guidelines related to off-label promotion, we may be subject to warnings from, or enforcement action by, these authorities. In addition, failure to follow FDA rules and guidelines relating to promotion and advertising can result in the FDA’s refusal to approve a product, suspension or withdrawal of an approved product from the market, product recalls, fines, disgorgement of money, operating restrictions, civil lawsuits, injunctions or criminal prosecution.

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

The PPACA imposed reporting requirements for pharmaceutical, biologic and device manufacturers regarding payments or other transfers of value made to physicians and teaching hospitals, investment interests in such manufacturers held by physicians and their immediate family members during the preceding calendar year. Failure to submit required information may result in civil monetary penalties, which may increase significantly for “knowing failures.” Compliance with these and similar laws on a state-by-state basis is difficult and time consuming.

Government health care reform could adversely affect our revenue, costs and results of operations.

Our industry is highly regulated and changes in law may adversely impact our business, operations or financial results. The PPACA is a broad measure intended to expand health care coverage within the United States, primarily through the imposition of health insurance mandates on employers and individuals and expansion of the Medicaid program. The reforms imposed by the law will significantly impact the pharmaceutical industry; however, the full effects of the PPACA will be unknown until all of these provisions are implemented and the Centers for Medicare and Medicaid Services and other federal and state agencies issue applicable regulations or guidance. Moreover, in the coming years, additional changes could be made to governmental health care programs that could significantly impact the success of our products or product candidates. In 2017, we may face uncertainties as a result of federal and administrative efforts to repeal, substantially modify or invalidate some or all of the provisions of the PPACA. There is no assurance that the PPACA, as currently enacted or as amended in the future, will not adversely affect our business and financial results, and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.

Reports of actual or perceived side effects and adverse events associated with our products, such as sepsis, could cause physicians and patients to avoid or discontinue use of our products in favor of alternative treatments.

Reports of side effects and adverse events associated with our products could have a significant adverse impact on the sale of our products. An example of a known risk associated with intravenous Remodulin is sepsis, which is a serious and potentially life-threatening infection of the bloodstream caused by a wide variety of bacteria. Intravenous Remodulin is infused continuously through a catheter placed in a large vein in the patient’s chest, and sepsis is a known risk associated with this type of delivery. In addition, Unituxin is associated with severe side effects, and its label contains a boxed warning relating to infusion reactions and neurotoxicity. Development of new products, and new formulations and indications for existing products, could result in new side effects and adverse events which may be serious in nature. Concerns about side effects may affect a physician’s decision to prescribe or a patient’s willingness to use our products.

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

The period under which our commercial and developmental therapies are protected by our patent rights is limited. Three of our U.S. patents covering our current methods of synthesizing and producing treprostinil, the active ingredient in Remodulin, Tyvaso and Orenitram, expire in October 2017, and a fourth will expire in 2028. We settled patent litigation with Sandoz, Teva and Par, which will permit them to launch generic versions of Remodulin in the United States in June 2018 (Sandoz) and December 2018 (Teva and Par), although they may be permitted to enter the market earlier under certain circumstances. In April 2017, we received notice that Dr. Reddy’s Laboratories, Inc. has also filed an abbreviated new drug application (ANDA) seeking FDA approval to market a generic version of Remodulin. Our patents relating to our individual treprostinil-based products expire at various times between 2018 and 2031. For further details, please see Part I, Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Generic Competition. The U.S. patent for Adcirca for the treatment of pulmonary hypertension will expire in November 2017. We have no issued patents covering Unituxin.

We continue to conduct research into new methods to synthesize treprostinil and have pending U.S. and international patent applications and patents relating to such methods. We also have additional issued and pending patents covering the use of our existing commercial products in new indications and with new devices. However, we cannot be sure that our existing or any new patents will effectively deter or delay competitors’ efforts to bring new products to market, or that additional patent applications will result in new patents. Upon the expiration of any of our patents, competitors may develop generic versions of our products and may market those generic versions at a lower price to compete with our products. Competitors may also seek to design around our patents or exclude patented methods of treatment, such as patent-protected indications, from the label for generic versions of our products in an effort to develop competing products that do not infringe our patents. In addition, patent laws of foreign jurisdictions may not protect our patent rights to the same extent as the patent laws of the United States.

Third parties are currently, and may in the future, challenge the validity of our patents, through patent litigation and/or initiating proceedings, including re-examinations, inter partes reviews, post-grant reviews and interference proceedings, before the U.S. Patent and Trademark Office or other applicable patent filing office, or other means. We are currently involved in litigation challenging several of our patents related to Tyvaso and Orenitram as a result of ANDA filings by generic companies. If any company receives approval to sell a generic version of Tyvaso or Orenitram and/or prevailed in any patent litigation, the affected product would become subject to increased competition and our revenue could decrease. In addition, in October 2015, SteadyMed filed a petition for inter partes review with the Patent Trial and Appeal Board (PTAB) of the U.S. Patent and Trademark Office seeking to invalidate the claims of one of our patents covering a method of making treprostinil that expires in 2028 and is listed in the Orange Book for Remodulin, Tyvaso, and Orenitram. In March 2017, the PTAB issued a Final Written Decision in connection with the inter partes review, finding that all claims of the subject patent are not patentable. We are evaluating our options, including the possibility of exercising our right of appeal to the U.S. Court of Appeals for the Federal Circuit or first requesting a rehearing before the PTAB. For details on the status of these matters, please see Note 12—Litigation, to our consolidated financial statements.

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

We are increasingly dependent on information technology systems and infrastructure, much of which is outsourced to third parties including in “cloud” based platforms. In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our suppliers, customers and business partners, and personally identifiable information. The secure maintenance of this information is critical to our operations and business strategy. We are subject to laws in the United States and abroad, such as the Health Insurance Portability and Accountability Act of 1996 and European Union regulations related to data privacy, which require us to protect the privacy and security of certain types of information. Our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Such breaches could compromise sensitive and confidential information stored on our networks and expose such information to public disclosure, loss or theft. Any access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, disruption of our operations, and damage to our reputation which could adversely affect our business.

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

The price of common stock can be highly volatile within the pharmaceutical and biotechnology sector. Consequently, there can be significant price and volume fluctuations in the market that may not relate to operating performance. The following table sets forth the high and low closing prices of our common stock for the periods indicated:

	High	Low
January 1, 2017—March 31, 2017	$168.42	$135.38
January 1, 2016—December 31, 2016	$155.54	$98.33
January 1, 2015—December 31, 2015	$188.56	$119.57

The price of our common stock could decline sharply due to the following factors, among others:

•                  Failure to meet our estimates or expectations, or those of securities analysts;

•      Quarterly and annual financial results;

•      Timing of enrollment and results of our clinical trials;

•                  Announcements regarding generic or other challenges to the intellectual property relating to our products, including developments with respect to the ANDAs filed by generic drug companies relating to certain of our Tyvaso and Orenitram patents and to our pending lawsuits defending our patent rights, and the inter partes review initiated by SteadyMed, which resulted in a finding that all claims of one of our patents (which patent is listed in the Orange Book for Remodulin, Tyvaso and Orenitram) are unpatentable;

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

We did not repurchase any of our outstanding equity securities during the three months ended March 31, 2017, as the authorization under our previous share repurchase program was fully exhausted in December 2016.

Item 6.  EXHIBITS

Exhibits filed as a part of this Form 10-Q are listed on the Exhibit Index, which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED THERAPEUTICS CORPORATION

April 26, 2017	/s/ MARTINE A. ROTHBLATT
	By:	Martine A. Rothblatt, Ph.D.
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ JAMES C. EDGEMOND
	By:	James C. Edgemond
	Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-76409).

3.2

Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed June 28, 2010.

3.3	Fifth Amended and Restated By-laws of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed February 3, 2017.

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

10.1*

Fourth Amendment to Amended and Restated Distribution Agreement  relating to Remodulin, dated as of April 1, 2017, among the Registrant, Accredo Health Group, Inc., and Priority Healthcare Distribution, Inc.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the SEC on April 26, 2017, formatted in Extensible Business Reporting Language (XBRL): (1) the Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (2) the Consolidated Statements of Operations for the three-month periods ended March 31, 2017 and 2016, (3) the Consolidated Statements of Comprehensive Income (Loss) for the three-month periods ended March 31, 2017 and 2016, (4) the Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2017 and 2016, and (5) the Notes to Consolidated Financial Statements.

*	Filed herewith.

Note: Except as otherwise noted above, all exhibits incorporated by reference to the Registrant’s previously filed reports with the Securities and Exchange Commission are filed under File No. 000-26301.