Form 10-Q
period 2017-06-30
UNITED THERAPEUTICS Corp
filed 2017-07-27
CIK 1082554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2017

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

The number of shares outstanding of the issuer’s common stock, par value $.01 per share, as of July 20, 2017 was 43,442,894.

PART I.  FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

UNITED THERAPEUTICS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,005.9	$1,023.0
Marketable investments	109.3	27.8
Accounts receivable, no allowance for 2017 and 2016	273.9	214.5
Inventories, net	114.1	100.0
Other current assets	60.5	59.5
Total current assets	1,563.7	1,424.8
Marketable investments	216.2	2.3
Goodwill and other intangible assets, net	45.8	33.8
Property, plant and equipment, net	501.9	489.3
Deferred tax assets, net	178.0	178.3
Other non-current assets	185.9	197.1
Total assets	$2,691.5	$2,325.6

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$126.8	$104.2
Line of credit	250.0	—
Share tracking awards plan	192.0	194.8
Other current liabilities	270.0	33.5
Total current liabilities	838.8	332.5
Non-current liabilities	57.4	130.9
Total liabilities	896.2	463.4
Commitments and contingencies
Temporary equity	19.2	10.9
Stockholders’ equity:
Preferred stock, par value $.01, 10,000,000 shares authorized, no shares issued	—	—
Series A junior participating preferred stock, par value $.01, 100,000 shares authorized, no shares issued	—	—
Common stock, par value $.01, 245,000,000 shares authorized, 69,768,128 and 69,340,985 shares issued, and 43,436,076 and 42,965,856 shares outstanding at June 30, 2017 and December 31, 2016, respectively	0.7	0.7
Additional paid-in capital	1,785.5	1,813.5
Accumulated other comprehensive loss	(16.6)	(16.8)
Treasury stock, 26,332,052 and 26,375,129 shares at June 30, 2017 and December 31, 2016, respectively	(2,543.8)	(2,379.6)
Retained earnings	2,550.3	2,433.5
Total stockholders’ equity	1,776.1	1,851.3
Total liabilities and stockholders’ equity	$2,691.5	$2,325.6

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
Revenues:
Net product sales	$444.6	$412.6	$815.1	$781.6
Total revenues	444.6	412.6	815.1	781.6
Operating expenses:
Cost of product sales	18.9	20.0	33.2	20.7
Research and development	59.8	35.2	96.0	34.8
Selling, general and administrative	67.4	72.2	123.8	77.2
Estimated loss contingency	210.0	––	210.0	––
Total operating expenses	356.1	127.4	463.0	132.7
Operating income	88.5	285.2	352.1	648.9
Other (expense) income:
Interest expense	(1.4)	(0.6)	(2.2)	(1.2)
Other, net	3.6	1.1	4.4	1.9
Impairment of cost method investment	(46.5)	—	(46.5)	—
Total other (expense) income, net	(44.3)	0.5	(44.3)	0.7
Income before income taxes	44.2	285.7	307.8	649.6
Income tax expense	(100.2)	(79.6)	(185.2)	(208.0)
Net (loss) income	$(56.0)	$206.1	$122.6	$441.6
Net (loss) income per common share:
Basic	$(1.25)	$4.65	$2.74	$9.86
Diluted	$(1.25)	$4.39	$2.68	$9.24
Weighted average number of common shares outstanding:
Basic	44.9	44.3	44.7	44.8
Diluted	44.9	46.9	45.7	47.8

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
Net (loss) income	$(56.0)	$206.1	$122.6	$441.6
Other comprehensive income:
Foreign currency translation gains (losses)	0.2	(2.2)	0.2	(1.8)
Defined benefit pension plan:
Actuarial gain (loss) arising during period, net of tax	—	7.1	(0.1)	7.1
Amortization of actuarial gain and prior service cost included in net periodic pension cost, net of tax	0.2	0.2	0.3	0.4
Total defined benefit pension plan, net of tax	0.2	7.3	0.2	7.5
Unrealized loss on available-for-sale securities, net of tax	(0.3)	—	(0.2)	—
Other comprehensive income, net of tax	0.1	5.1	0.2	5.7
Comprehensive (loss) income	$(55.9)	$211.2	$122.8	$447.3

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Six Months Ended June 30,
	2017	2016
	(Unaudited)
Cash flows from operating activities:
Net income	$122.6	$441.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15.6	15.6
Share-based compensation benefit	(21.0)	(143.1)
Impairment of cost method investment	46.5	—
Estimated loss contingency	210.0	––
Other	(9.9)	1.5
Excess tax benefits from share-based compensation	—	(3.5)
Changes in operating assets and liabilities:
Accounts receivable	(59.4)	(45.3)
Inventories	(14.8)	(8.8)
Accounts payable and accrued expenses	20.8	19.8
Other assets and liabilities	(8.9)	(26.3)
Net cash provided by operating activities	301.5	251.5

Cash flows from investing activities:
Purchases of property, plant and equipment	(36.5)	(14.2)
Purchases of held-to-maturity and other investments	(25.1)	(0.8)
Maturities of held-to-maturity investments	26.1	49.6
Purchases of available-for-sale investments	(296.5)	—
Purchase of investments held at cost	(25.1)	(7.6)
Purchase of investments under the equity method	—	(2.1)
Consolidation of variable interest entity	0.1	—
Intangible assets acquired	—	(5.2)
Net cash (used in) provided by investing activities	(357.0)	19.7

Cash flows from financing activities:
Proceeds from line of credit	250.0	—
Principal payments of debt	—	(7.9)
Payments of debt issuance costs	(0.7)	(6.8)
Payments to repurchase common stock	(250.0)	(259.7)
Proceeds from the exercise of stock options	36.6	5.0
Issuance of stock under employee stock purchase plan	2.1	2.2
Excess tax benefits from share-based compensation	—	3.5
Net cash provided by (used in) financing activities	38.0	(263.7)

Effect of exchange rate changes on cash and cash equivalents	0.4	(1.8)
Net (decrease) increase in cash and cash equivalents	(17.1)	5.7
Cash and cash equivalents, beginning of period	1,023.0	831.8
Cash and cash equivalents, end of period	$1,005.9	$837.5

Supplemental cash flow information:
Cash paid for interest	$1.6	$0.1
Cash paid for income taxes	$157.9	$222.0
Non-cash investing and financing activities:
Non-cash additions to property, plant and equipment	$7.0	$3.4
Issuance of common stock upon conversion of convertible notes	$—	$6.1

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

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

In our management’s opinion, the accompanying consolidated financial statements contain all adjustments, including normal, recurring adjustments, necessary to fairly present our financial position as of June 30, 2017, statements of operations and statements of comprehensive income for the three- and six-month periods ended June 30, 2017 and June 30, 2016 and statements of cash flows for the six-month periods ended June 30, 2017 and June 30, 2016. Interim results are not necessarily indicative of results for an entire year.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (ASU 2016-09), which serves to simplify the accounting for share-based payment transactions. ASU 2016-09 includes guidance on several aspects of the accounting for share-based payments, including the income tax consequences, forfeitures and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. We adopted this standard on January 1, 2017. Upon adoption of ASU 2016-09, we began to recognize excess tax benefits as income tax benefits on our consolidated statements of operations. Previously, we recognized such amounts in additional paid-in capital on our consolidated balance sheets. Additionally, on January 1, 2017, we established an accounting policy election to account for forfeitures of share-based awards when they occur. Upon adoption, we recognized a cumulative-effect adjustment for the removal of the forfeiture estimate with respect to awards that were continuing to vest as of January 1, 2017. The adjustment resulted in a decrease to retained earnings of $5.8 million, which is net of a $3.2 million tax benefit. The guidance also requires that we classify excess tax benefits as an operating activity in our consolidated statements of cash flows, whereas we previously classified such amounts as a financing activity. These amounts are now classified as “other” in our cash flows from operating activities. We have adopted ASU 2016-09 on a prospective basis and, as such, prior periods have not been adjusted, with the exception of the cumulative-effect adjustment to retained earnings for the removal of the forfeiture estimate, which was adopted on a modified retrospective basis. Refer to Note 7—Share Tracking Awards Plans, Note 9—Stockholders’ Equity—Stock Options and Note 10—Income Taxes.

Accounting Standards Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), and subsequent clarifying guidance (the “new standard”). This guidance eliminates transaction-specific and industry-specific revenue recognition guidance under current GAAP and replaces it with a principles-based approach for determining revenue recognition. This guidance requires that companies recognize revenue based on the value of transferred goods or services as they occur in accordance with the contract. In addition, disclosure is required about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The new standard is required to be applied either retrospectively to each prior reporting period presented (“full retrospective approach”) or retrospectively with the cumulative effect of initial application recognized at the date of initial application (“modified retrospective approach”). The new standard is effective for reporting periods beginning after December 15, 2017. During the first half of 2017, we completed the review of our revenue contract portfolio. Based upon our review, we do not believe adoption of the new standard will have a material impact on the timing or measurement of our revenue. We are in the process of updating our revenue accounting policy and implementing changes to our business processes and controls in preparation for adoption of the new standard. During the second half of 2017, we will finalize our revenue-related documentation. Based on our evaluation, we will adopt the requirements of the new standard in the first quarter of 2018 using the modified retrospective method. The modified retrospective method requires companies to recognize the cumulative effect of initially applying the new standard as an adjustment to opening retained earnings.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01), which requires equity investments to be measured at fair value through net income. Equity investments that are accounted for under the equity method are not impacted. ASU 2016-01 provides that equity investments without readily determinable fair values can be valued at cost minus impairment using a simplified impairment assessment that utilizes qualitative assessments. ASU 2016-01 requires separate presentation of the financial assets and liabilities by category and form. ASU 2016-01 should be applied prospectively and will be effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. Early adoption is not permitted except in limited circumstances.

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASU 2016-02), which requires that lease assets and lease liabilities be recognized on the balance sheet. ASU 2016-02 also requires additional quantitative and qualitative disclosures that provide the amount, timing, and uncertainty of cash flows relating to lease arrangements. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, using a modified retrospective approach. The modified retrospective approach requires retrospective application to the earliest period presented in the respective financial statements, provides certain practical expedients related to leases that commenced prior to the effective date and allows the use of hindsight when evaluating lease options. Early adoption is permitted.

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

In March 2017, the FASB issued ASU No. 2017-07, Compensation-Retirement Benefits (ASU 2017-07), which improves the presentation of net periodic pension cost and net periodic post-retirement benefit cost. For employers that present a measure of operating income in their statement of income, ASU 2017-07 requires employers to include only the service cost component of net periodic pension cost and net periodic post-retirement benefit cost in operating expense along with other employee compensation costs. Under ASU 2017-07, the service cost component of net benefit cost is eligible for capitalization. Additionally, this update further requires other components of net benefit cost to be included in nonoperating expenses. ASU 2017-07 is effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. An entity is to apply the change in income statement presentation retrospectively, and the change in capitalized benefit cost is to be applied prospectively. Early adoption is permitted.

We are evaluating the effect of adoption of each of these accounting standards on our financial statements.

3.     Investments

Available-for-Sale Investments

Marketable investments classified as available-for-sale consisted of the following (in millions):

As of June 30, 2017	Amortized Cost	Gross Unrealized Losses	Fair Value
U.S. government and agency securities	$341.9	$(0.2)	$341.7
Total	$341.9	$(0.2)	$341.7
Reported under the following captions on the consolidated balance sheet:
Cash and cash equivalents			$45.2
Current marketable investments			80.3
Non-current marketable investments			216.2
			$341.7

We had no available-for-sale investments as of December 31, 2016.

The following table summarizes the contractual maturities of available-for-sale marketable investments (in millions):

	June 30, 2017
	Amortized Cost	Fair Value
Due in less than one year	$125.6	$125.5
Due in one to two years	153.2	153.1
Due in three to five years	63.1	63.1
Total	$341.9	$341.7

Held-to-Maturity and Other Investments

Our current and long-term marketable investments included $29.0 million and $30.1 million of investments classified as held-to-maturity as of June 30, 2017 and December 31, 2016, respectively. The June 30, 2017 balance of held-to-maturity investments includes $25.1 million in time deposits that mature in September 2017. Marketable investments classified as held-to-maturity are comprised of government-sponsored enterprises and corporate notes and bonds. We do not intend to sell these securities, nor is it more likely than not that we will be required to sell them prior to the recovery of their amortized cost basis. Furthermore, we do not believe that these securities expose us to undue market risk or counterparty credit risk. As such, we do not consider these securities to be other than temporarily impaired.

Investments Held at Cost

As of June 30, 2017, we maintain non-controlling equity investments in privately-held companies of approximately $151.8 million in the aggregate. These investments are initially held at cost because we do not have the ability to exercise significant influence over these companies and their fair values are not readily determinable. These investments are subject to a periodic impairment review and if they are deemed to be other-than-temporarily impaired, the investment is measured and recorded at fair value. During the three- and six-month periods ended June 30, 2017, we made payments of $25.1 million for investments held at cost. We include our investments held at cost within other non-current assets on our consolidated balance sheets.

During the quarter ended June 30, 2017, one of these privately-held companies sought to raise additional funding, which triggered our review of the recoverability of our investment in the company. We determined the fair value of our investment as of June 30, 2017 considering both (1) an income approach based on the company’s discounted projected cash flows; and (2) a market approach based on the revenue multiples of comparable public companies. The fair value of our investment was lower than its carrying value, resulting in an impairment charge of $46.5 million. As of June 30, 2017, the adjusted carrying value of our investment in this company is $53.5 million.

In July 2017, we entered into an investment agreement with a privately-held company to purchase $30.0 million of preferred stock. The investment is expected to close during the third quarter of 2017.

Variable Interest Entity

During the quarter ended June 30, 2017, we made a $7.5 million minority investment in a privately-held company. This investment is in addition to the $151.8 million of investments discussed above under Investments Held at Cost. In addition to our investment, we entered into an exclusive license, development and commercialization agreement (the License Agreement) with this company. The License Agreement entitles us to certain control rights that require us to consolidate the balance sheet and results of operations of this company. The control rights relate to additional research and development funding that we may provide to this company over a period of six years. Additionally, we are entitled to representation on a joint development committee that approves the company’s use of funding provided by us. During the quarter ended June 30, 2017 we provided $5.2 million of financial support to the company. We have the right, at any time and for any reason, to cease our funding of this company’s activities.

As of June 30, 2017, our consolidated balance sheet included $11.6 million of cash maintained by this company that can only be used to settle its obligations. Additionally, our consolidated balance sheets included an $8.9 million in-process research and development intangible asset, $3.4 million of goodwill and $8.3 million of preferred stock due to the consolidation of this company. The preferred stock is recorded in temporary equity on the consolidated balance sheets. During the quarter ended June 30, 2017, this company incurred a net loss of $0.7 million. Any current or potential creditors of this company have no recourse against our assets and general credit.

4.     Fair Value Measurements

We account for certain assets and liabilities at fair value and classify these assets within a fair value hierarchy (Level 1, Level 2 or Level 3). Our other current assets and our current liabilities have fair values that approximate their carrying values. Assets and liabilities subject to fair value measurements are as follows (in millions):

	As of June 30, 2017
	Level 1	Level 2	Level 3	Balance
Assets
Money market funds(1)	$579.0	$––	$—	$579.0
Time deposits(2)	––	25.1	—	25.1
U.S. government and agency securities(2)	––	341.7	—	341.7
Corporate debt securities(2)	––	3.9	—	3.9
Total assets	$579.0	$370.7	$—	$949.7
Liabilities
Contingent consideration(3)	—	—	10.4	10.4
Total liabilities	$—	$—	$10.4	$10.4

	As of December 31, 2016
	Level 1	Level 2	Level 3	Balance
Assets
Money market funds(1)	$534.4	$—	$—	$534.4
U.S. government and agency securities(2)	—	19.3	—	19.3
Corporate debt securities(2)	—	10.8	—	10.8
Total assets	$534.4	$30.1	$—	$564.5
Liabilities
Contingent consideration(3)	—	—	10.4	10.4
Total liabilities	$—	$—	$10.4	$10.4

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

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value because of their short maturities. The fair values of our marketable investments are reported above within the fair value hierarchy. Refer to Note 3—Investments.

5.     Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value and consist of the following, net of reserves (in millions):

	June 30, 2017	December 31, 2016
Raw materials	$29.1	$25.4
Work-in-progress	23.4	24.9
Finished goods	61.6	49.7
Total inventories	$114.1	$100.0

6.     Goodwill and Other Intangible Assets

Goodwill and other intangible assets comprise the following (in millions):

	As of June 30, 2017			As of December 31, 2016
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill	$13.7	$––	$13.7	$10.3	$—	$10.3
Other intangible assets:
Technology, patents and trade names	6.5	(4.8)	1.7	6.5	(4.8)	1.7
In-process research and development	30.4	—	30.4	21.5	—	21.5
Customer relationships and non-compete agreements	4.3	(4.3)	—	4.3	(4.0)	0.3
Total	$54.9	$(9.1)	$45.8	$42.6	$(8.8)	$33.8

7.     Share Tracking Awards Plans

We previously issued awards under the United Therapeutics Corporation Share Tracking Awards Plan, adopted in June 2008 (2008 STAP) and the United Therapeutics Corporation 2011 Share Tracking Awards Plan, adopted in March 2011 (2011 STAP). We refer to the 2008 STAP and the 2011 STAP collectively as the “STAP” and awards granted and/or outstanding under either of these plans as “STAP awards.” STAP awards convey the right to receive in cash an amount equal to the appreciation of our common stock, which is measured as the increase in the closing price of our common stock between the dates of grant and exercise. STAP awards expire on the tenth anniversary of the grant date, and in most cases they vest in equal increments on each anniversary of the grant date over a four-year period. The STAP liability includes vested awards and awards that are expected to vest. We recognize expense for awards that are expected to vest during the vesting period. We discontinued the issuance of STAP awards in June 2015.

The aggregate STAP liability balance was $193.4 million and $268.9 million at June 30, 2017 and December 31, 2016, respectively, of which $1.4 million and $74.1 million, respectively, has been classified as other non-current liabilities on our consolidated balance sheets based on the vesting terms of the underlying STAP awards. The decrease in the STAP liability classified as non-current liabilities is primarily due to a tranche of STAP awards with a fair value of $68.5 million at June 30, 2017 that is expected to vest within one year, and therefore is now classified as a current liability.

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

The table below includes the weighted-average assumptions used to measure the fair value of the outstanding STAP awards:

	June 30, 2017	June 30, 2016
Expected volatility	35.5%	36.9%
Risk-free interest rate	1.4%	0.7%
Expected term of awards (in years)	2.1	3.0
Expected dividend yield	0.0%	0.0%

The closing price of our common stock was $129.73 and $105.92 on June 30, 2017 and June 30, 2016, respectively. The closing price of our common stock was $143.43 on December 31, 2016.

A summary of the activity and status of STAP awards during the six-month period ended June 30, 2017 is presented below:

	Number of Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2017	5,113,838	$91.51
Granted	—	—
Exercised	(631,922)	72.28
Forfeited	(106,677)	106.77
Outstanding at June 30, 2017	4,375,239	$93.91	6.1	$197.3
Exercisable at June 30, 2017	2,650,832	$95.81	5.9	$114.6
Unvested as of June 30, 2017	1,724,407	$91.00	6.3	$82.7

Share-based compensation benefit recognized in connection with STAP awards is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of product sales	$(0.9)	$(0.2)	$(2.6)	$(12.2)
Research and development	(2.9)	(2.3)	(8.7)	(39.7)
Selling, general and administrative	(11.1)	(11.9)	(28.2)	(110.4)
Share-based compensation benefit before taxes	$(14.9)	$(14.4)	$(39.5)	$(162.3)
Related income tax expense	5.5	7.4	14.5	59.7
Share-based compensation benefit, net of taxes	$(9.4)	$(7.0)	$(25.0)	$(102.6)

Cash paid to settle STAP awards exercised during the six-month periods ended June 30, 2017 and June 30, 2016 was $44.5 million and $30.4 million, respectively.

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

At our option, amounts borrowed under the 2016 Credit Agreement bear interest at either the LIBOR rate or a fluctuating base rate, in each case, plus an applicable margin determined on a quarterly basis based on our consolidated ratio of total indebtedness to EBITDA (as calculated in accordance with the 2016 Credit Agreement).

On June 1, 2017, we borrowed $250.0 million under this facility and used the funds to initiate an accelerated share repurchase program. Refer to Note 9—Stockholders’ Equity—Share Repurchases. Although our credit facility matures in 2022, we classified the debt as a current liability on our consolidated balance sheet as we intend to repay the borrowed amount within one year. We elected to have interest on this draw calculated at LIBOR plus an applicable margin. For the three months ended June 30, 2017, we recorded $0.6 million in interest expense related to the borrowing.

The 2016 Credit Agreement contains customary events of default and customary affirmative and negative covenants. As of June 30, 2017, we were in compliance with such covenants. Lung Biotechnology PBC is our only subsidiary that guarantees our obligations under the 2016 Credit Agreement though, from time to time, one or more of our other subsidiaries may be required to guarantee such obligations.

Convertible Notes and Warrant Transactions

In October 2011, we issued $250.0 million in aggregate principal value 1.0 percent Convertible Senior Notes due September 15, 2016 (Convertible Notes). Upon maturity of the Convertible Notes in September 2016, we fulfilled all remaining settlement and repayment obligations.

In connection with the issuance of the Convertible Notes, we sold to Deutsche Bank AG London (DB London) warrants to acquire up to approximately 5.2 million shares of our common stock at a strike price of $67.56 per share. The warrants expired incrementally on a series of expiration dates during December 2016 and January 2017. The warrants were settled on a net-share basis. As the price of our common stock exceeded the strike price of the warrants on the series of related incremental expiration dates, we delivered 2.8 million shares of common stock previously held as treasury stock to DB London, including 1.7 million shares that were delivered during the first quarter of 2017.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net (loss) income	$(56.0)	$206.1	$122.6	$441.6
Denominator:
Weighted average outstanding shares — basic	44.9	44.3	44.7	44.8
Effect of dilutive securities(1):
Warrants	—	2.1	0.1	2.3
Stock options, restricted stock units and employee stock purchase plan	—	0.5	0.9	0.6
Convertible notes	—	—	—	0.1
Weighted average shares — diluted(2)	44.9	46.9	45.7	47.8
Net (loss) income per common share:
Basic	$(1.25)	$4.65	$2.74	$9.86
Diluted	$(1.25)	$4.39	$2.68	$9.24

Stock options, convertible notes and warrants excluded from calculation(2)	4.5	6.5	2.8	5.3

(1)                     Calculated using the treasury stock method.

(2)                     Certain stock options and warrants have been excluded from the computation of diluted earnings per share because their impact would be anti-dilutive for the three- and six-month periods ended June 30, 2017 and June 30, 2016. Additionally, certain convertible notes were excluded for the three- and six-month periods ended June 30, 2016. Under our convertible note hedge agreement, we were entitled to receive shares required to be issued to investors upon conversion of our Convertible Notes. Since related shares used to compute dilutive earnings per share would be anti-dilutive, they have been excluded from the calculation above.

Equity Incentive Plans

As of June 30, 2017, we have two shareholder-approved equity incentive plans: the United Therapeutics Corporation Amended and Restated Equity Incentive Plan (the 1999 Plan) and the United Therapeutics Corporation 2015 Stock Incentive Plan (the 2015 Plan). The 2015 Plan was approved by our shareholders in June 2015 and provides for the issuance of up to 6,150,000 shares of our common stock pursuant to awards granted under the 2015 Plan. The 2015 Plan is a broad-based stock incentive plan enabling us to grant stock options and other forms of equity compensation to our employees and non-employee directors. As a result of the approval of the 2015 Plan, no further awards will be granted under the 1999 Plan. During the six-month periods ended June 30, 2017 and June 30, 2016, we granted 1.9 million and 1.6 million stock options under the 2015 Plan, respectively.

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

In March 2017, we began issuing stock options with performance conditions under the 2015 Plan to certain executives. The awards have vesting conditions tied to the achievement of specified performance conditions. The performance conditions have target performance levels that span from one to three years. Upon the conclusion of the performance period, the performance level achieved will be measured and the ultimate number of shares that may vest will be determined. Share-based compensation expense for these awards is recorded ratably over their vesting period, depending on the specific terms of the award and achievement of the specified performance conditions. In total, we granted 0.9 million stock options with performance conditions with a total grant date fair value of $53.9 million based on achievement of target performance levels. We recorded $5.5 million in share-based compensation expense related to these awards for the six-month period ended June 30, 2017.

The table below includes the weighted-average assumptions used to measure the fair value of the stock options granted during the six-month periods ended June 30, 2017 and June 30, 2016:

	June 30, 2017	June 30, 2016
Expected volatility	35.7%	34.8%
Risk-free interest rate	2.2%	1.6%
Expected term of awards (in years)	6.1	5.8
Expected dividend yield	0.0%	0.0%

A summary of the activity and status of stock options under our equity incentive plans during the six-month period ended June 30, 2017 is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2017	4,459,291	$104.97
Granted	1,947,293	145.82
Exercised	(387,976)	94.31
Forfeited/canceled	(53,981)	131.10
Outstanding at June 30, 2017	5,964,627	$118.76	7.5	$103.9
Exercisable at June 30, 2017	3,151,731	$101.87	5.9	$94.9
Unvested as of June 30, 2017	2,812,896	$137.70	9.4	$9.0

The weighted average fair value of a stock option granted during each of the six-month periods ended June 30, 2017 and June 30, 2016, was $56.12 and $42.48, respectively. These stock options have an aggregate grant date fair value of $109.3 million and $67.7 million, respectively. The total fair value of stock options that vested during the six-month periods ended June 30, 2017 and June 30, 2016 was $12.9 million and $5.5 million, respectively.

Stock option exercise data is summarized below (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Number of options exercised	53,911	73,436	387,976	154,541
Cash received	$3.6	$2.4	$36.6	$5.0
Total intrinsic value of options exercised	$3.2	$5.8	$23.5	$13.4

Total share-based compensation expense relating to stock options is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of product sales	$0.3	$0.1	$0.5	$0.2
Research and development	1.1	0.4	1.6	0.5
Selling, general and administrative	10.8	14.8	14.7	17.7
Share-based compensation expense before taxes	12.2	15.3	16.8	18.4
Related income tax benefit	(4.5)	(5.7)	(6.2)	(6.8)
Share-based compensation expense, net of taxes	$7.7	$9.6	$10.6	$11.6

As of June 30, 2017, unrecognized compensation cost was $124.8 million. Unvested outstanding stock options as of June 30, 2017 had a weighted average remaining vesting period of 2.8 years.

Restricted Stock Units

In June 2016, we began issuing restricted stock units under the 2015 Plan to our non-employee directors. Each restricted stock unit entitles the director to receive one share of our common stock upon vesting, subject to the director’s election to defer receipt of shares to a later date. We measure the fair value of restricted stock units using the stock price on the date of grant. Share-based compensation expense for the restricted stock units is recorded ratably over their one year vesting period. During the six months ended June 30, 2017, we granted 17,820 restricted stock units under the 2015 Plan with a weighted average grant date fair value of $132.30. The restricted stock units have an aggregate grant date fair value of $2.4 million. We recorded $1.0 million and $0.1 million in share-based compensation expense related to restricted stock units for the six-month periods ended June 30, 2017 and June 30, 2016, respectively. The share-based compensation expense related to restricted stock units granted is reflected in selling, general and administrative expense on our statements of operations.

As of June 30, 2017, unrecognized compensation cost related to the grant of restricted stock units was $2.3 million. Unvested outstanding restricted stock units as of June 30, 2017 had a weighted average remaining vesting period of one year.

Share Repurchase

In April 2017, our Board of Directors approved a share repurchase program authorizing up to $250.0 million in aggregate repurchases of our common stock (Repurchase Program). Pursuant to this authorization, in May 2017, we paid $250.0 million to enter into an accelerated share repurchase agreement (ASR) with Citibank, N.A. (Citibank). Under the ASR, we will repurchase a variable number of our shares subject to upper and lower stock price limits that establish the minimum and maximum number of shares that can be repurchased. The final number of shares we repurchase under the ASR will be determined based on the average of the daily volume weighted average price of our common stock over a specified period ending on the contract termination date. The ASR is scheduled to terminate during the fourth quarter of 2017; however, Citibank can accelerate termination of the agreement at its option. Pursuant to the terms of the ASR, in June 2017, Citibank delivered to us approximately 1.7 million shares of our common stock, representing the minimum number of shares we are entitled to receive under the ASR. Upon settlement of the ASR, we may receive additional shares of our common stock.

10.  Income Taxes

Our effective income tax rate (ETR) for the six months ended June 30, 2017 and June 30, 2016 was 60 percent and 32 percent, respectively. Our 2017 ETR increased compared to 2016 primarily due to the following expenses incurred during the quarter ended June 30, 2017 that do not currently meet the criteria for deductibility: (1) a $210.0 million loss contingency accrual; and (2) a $46.5 million impairment charge related to one of our investments held at cost.

During the quarter ended June 30, 2017, we recorded a $210 million accrual relating to an ongoing investigation by the U.S. Department of Justice. This accrual does not currently meet the more likely than not standard for tax deductibility; therefore, we have recognized no tax benefit for it in the financial statements. The impact of this accrual on our ETR as of June 30, 2017 is 23 percent and the anticipated impact on our ETR for 2017 is 10 percent. Due to the uncertainty around the ultimate outcome of the matter, it is possible that some or all of this accrual may meet the more likely than not standard in the future, at which time the benefit would be recognized. Refer to Note 12 —Litigation.

During the quarter ended June 30, 2017, we recorded a $46.5 million impairment charge related to one of our investments held at cost. The impairment charge is not currently deductible for tax purposes, so we have recorded a deferred tax asset of $17.4 million. We evaluated potential future sources of income of the appropriate character to determine whether the deferred tax asset was realizable and have not found sufficient sources of capital gains to offset the deferred tax asset. Therefore, the deferred tax asset must be fully reserved with a valuation allowance. The impact of this valuation allowance on our ETR as of June 30, 2017 is 5 percent and the anticipated impact on our ETR for 2017 is 2 percent.

We are subject to federal and state taxation in the United States as well as various foreign jurisdictions. We are no longer subject to income tax examinations by the Internal Revenue Service and substantially all other major jurisdictions for tax years prior to 2011.

As of both June 30, 2017 and June 30, 2016, our uncertain tax positions were $0.5 million. Unrecognized tax benefits as of both June 30, 2017 and June 30, 2016, included $0.3 million of tax benefits that, if recognized, would impact our ETR. We record interest and penalties related to uncertain tax positions as a component of income tax expense. As of June 30, 2017 and June 30, 2016, we have not accrued any interest expense related to uncertain tax positions. We are unaware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

As a result of the adoption of ASU 2016-09 in the first quarter of 2017, we established an accounting policy election to account for forfeitures of share-based awards when they occur. Upon adoption, we recognized a cumulative-effect adjustment for the removal of the forfeiture estimate with respect to awards that were continuing to vest as of January 1, 2017. The adjustment resulted in a $3.2 million tax benefit to reduce retained earnings.

Additionally, we now recognize excess tax benefits as income tax benefits on our consolidated statements of operations. For the six-month period ended June 30, 2017, we recognized excess tax benefits of $3.5 million, partially offsetting income tax expenses on our consolidated statements of operations. Previously, we recognized such amounts in additional paid-in capital on our consolidated balance sheets. Refer to Note 2—Basis of Presentation—Recently Issued Accounting Standards.

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

Net product sales, cost of product sales and gross profit for each of our commercial products were as follows (in millions):

	Three Months Ended June 30,
2017	Remodulin	Tyvaso	Adcirca	Orenitram	Unituxin	Total
Net product sales	$157.7	$104.2	$120.6	$46.0	$16.1	$444.6
Cost of product sales	3.9	2.9	6.7	4.0	1.4	18.9
Gross profit	$153.8	$101.3	$113.9	$42.0	$14.7	$425.7

2016
Net product sales	$158.9	$107.0	$90.9	$38.0	$17.8	$412.6
Cost of product sales	3.0	6.3	5.2	3.1	2.4	20.0
Gross profit	$155.9	$100.7	$85.7	$34.9	$15.4	$392.6

	Six Months Ended June 30,
2017	Remodulin	Tyvaso	Adcirca	Orenitram	Unituxin	Total
Net product sales	$303.5	$191.6	$200.6	$85.3	$34.1	$815.1
Cost of product sales	5.9	5.7	11.3	6.8	3.5	33.2
Gross profit	$297.6	$185.9	$189.3	$78.5	$30.6	$781.9

2016
Net product sales	$298.7	$209.2	$163.5	$78.2	$32.0	$781.6
Cost of product sales	0.6	7.1	9.5	2.7	0.8	20.7
Gross profit	$298.1	$202.1	$154.0	$75.5	$31.2	$760.9

12.  Litigation

Watson Laboratories, Inc.

In June 2015, we received a Paragraph IV certification notice letter from Watson Laboratories, Inc. (Watson) indicating that Watson has submitted an abbreviated new drug application (ANDA) to the FDA to market a generic version of Tyvaso. In its notice letter, Watson states that it intends to market a generic version of Tyvaso before the expiration of U.S. Patent Nos. 6,521,212 and 6,756,033, each of which expires in November 2018; and U.S. Patent No. 8,497,393, which expires in December 2028. Watson’s notice letter states that the ANDA contains a Paragraph IV certification alleging that these patents are not valid, not enforceable, and/or will not be infringed by the commercial manufacture, use or sale of the proposed product described in Watson’s ANDA submission. We responded to the Watson notice letter by filing a lawsuit in July 2015 against Watson in the U.S. District Court for the District of New Jersey alleging infringement of U.S. Patent Nos. 6,521,212, 6,756,033, and 8,497,393. Under the Hatch-Waxman Act, the FDA is automatically precluded from approving Watson’s ANDA for up to 30 months from receipt of Watson’s notice letter or until the issuance of a U.S. District Court decision that is adverse to us, whichever occurs first. In September 2015, Watson filed (1) a motion to dismiss some, but not all, counts of the complaint; (2) its answer to our complaint; and (3) certain counterclaims against us. The Court granted Watson’s motion to dismiss certain counts of our complaint. In September 2015, we filed our answer to Watson’s counterclaims. In June 2016, Watson sent us a second Paragraph IV certification notice letter addressing two new patents, U.S. Patent Nos. 9,339,507 (the ’507 patent) and 9,358,240 (the ’240 patent), which expire in March and May 2028, respectively. In June 2016, we filed an amended complaint against Watson asserting these two additional patents. The parties have completed discovery, and trial on all of the asserted patents is currently scheduled to take place in September 2017.

In June 2017, Watson filed petitions with the Patent Trial and Appeal Board (PTAB) of the U.S. Patent and Trademark Office for inter partes review (IPR), seeking to invalidate the ’507 patent and ’240 patent. We have approximately three months to file a preliminary response to the petitions, and thereafter, the PTAB has three months to decide whether to institute IPR proceedings.

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

In May 2016, we received a second Paragraph IV certification notice letter from Actavis (the Second Actavis Notice Letter) indicating that Actavis has amended its ANDA to include its generic version of the 0.25 mg and 1.0 mg strengths of Orenitram, in addition to the 2.5 mg strength identified in the First Actavis Notice Letter. We responded to the Second Actavis Notice Letter by filing an additional lawsuit against Actavis (the Second Actavis Action) in June 2016 in the U.S. District Court for the District of New Jersey alleging infringement of the same patents asserted in the First Actavis Action. The Second Actavis Action triggered an additional 30-month stay with respect to the 0.25 mg and 1.0 mg strengths. Specifically, the FDA is automatically precluded from approving Actavis’ ANDA with respect to the 0.25 mg and 1.0 mg strengths of Orenitram for up to 30 months from receipt of the Second Actavis Notice Letter or until the issuance of a U.S. District Court decision that is adverse to us with respect to all of the nine patents noted above, whichever occurs first.

We filed a second amended complaint against Actavis in September 2016, to allege infringement of two patents that were not issued and listed in the Orange Book at the time of the First and Second Actavis Notice Letters, but are now listed: U.S. Patent Nos. 9,393,203, which expires in April 2026, and 9,422,223, which expires in May 2024.

The Court has consolidated the First Actavis Action and the Second Actavis Action. The parties are currently engaged in discovery, and trial on all patents is scheduled for February 2018.

We intend to vigorously enforce our intellectual property rights relating to Orenitram.

SteadyMed Ltd.

In October 2015, SteadyMed Ltd. (SteadyMed) filed an IPR petition with the PTAB seeking to invalidate U.S. Patent No.  8,497,393 (the ’393 Patent), which expires in December 2028 and covers a method of making treprostinil, the active pharmaceutical ingredient in Remodulin, Tyvaso and Orenitram. The ’393 Patent was also the subject of now-settled litigation with generic companies relating to ANDAs to market generic versions of Remodulin, and remains the subject of our pending litigation with Watson and Actavis, described above. In June 2017, SteadyMed submitted a New Drug Application to FDA seeking approval of a product called Trevyent®, which is a single-use, pre-filled pump intended to deliver a two-day supply of treprostinil subcutaneously using its PatchPump® technology.

In March 2017, the PTAB issued a Final Written Decision in this matter, finding that all claims of the ’393 patent are not patentable. In May 2017, we appealed the PTAB’s decision to the U.S. Court of Appeals for the Federal Circuit. The ’393 patent remains valid and enforceable until appeals have been exhausted.

We intend to continue vigorously defending the ’393 patent.

Department of Justice Subpoena

In May 2016, we received a subpoena from the U.S. Department of Justice (DOJ) requesting documents regarding our support of 501(c)(3) organizations that provide financial assistance to patients. Other companies have received similar inquiries. The DOJ is investigating whether that support may violate the Federal Anti-Kickback Statute and the Federal False Claims Act. Although we believe that we would successfully defend any action the DOJ might bring, we are engaged in settlement negotiations with the DOJ as part of our efforts to resolve the matter. However, we cannot provide assurances that our efforts to reach a settlement with the DOJ will be successful or, if they are, what the timing or terms of any such settlement would be. We expect any such settlement would include a settlement payment to the government, and it may also include non-monetary obligations, such as our entering into a corporate integrity agreement (CIA). We may be required to incur significant future costs to comply with the CIA. If we do not reach a settlement with the DOJ, we may incur material losses in connection with the defense or resolution of any subsequent litigation with the government. During the second quarter of 2017, we recorded a $210.0 million accrual relating to this matter. The accrual was recorded in other current liabilities on the consolidated balance sheets and as an operating expense on the consolidated statements of operations. We are unable to estimate the amount of reasonably possible losses in excess of the amount accrued because resolution of this matter through settlement is subject to a range of complex factors. Any actions taken by the DOJ, including settlement, could result in negative publicity or otherwise harm our reputation, reduce demand for our products and/or reduce coverage of our products, including by federal health care programs such as Medicare and Medicaid and state health care programs. If any or all of these events occur, our business, prospects and stock price could be materially and adversely affected. Because matters such as this are inherently unpredictable, the ultimate outcome of this matter, including the amount of any loss, may differ materially from our estimate.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016, and the consolidated financial statements and accompanying notes included in Part I, Item I of this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934 (the Exchange Act) and the Private Securities Litigation Reform Act of 1995, including the statements listed in the section below entitled Part II, Item 1A—Risk Factors. These statements are based on our beliefs and expectations about future outcomes, and are subject to risks and uncertainties that could cause our actual results to differ materially from anticipated results. Factors that could cause or contribute to such differences include those described in Part II, Item 1A—Risk Factors of this Quarterly Report on Form 10-Q; factors described in our Annual Report on Form 10-K for the year ended December 31, 2016, under the section entitled Part I, Item 1A—Risk Factors—Forward-Looking Statements; and factors described in other cautionary statements, cautionary language and risk factors set forth in other filings with the Securities and Exchange Commission (SEC). We undertake no obligation to publicly update these forward-looking statements, whether as a result of new information, future events or otherwise.

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

•                  Unituxin® (dinutuximab) Injection (Unituxin). In March 2015, the FDA approved Unituxin in combination with granulocyte-macrophage colony-stimulating factor, interleukin-2, and 13-cis-retinoic acid, for the treatment of patients with high-risk neuroblastoma (a rare form of pediatric cancer) who achieve at least a partial response to prior first-line multi-agent, multimodality therapy. Unituxin is a chimeric, monoclonal antibody composed of a combination of mouse and human DNA, that induces antibody-dependent cell-mediated cytotoxicity, a form of cell-mediated immunity whereby the immune system actively targets a cell that has been bound by specific antibodies. We received orphan drug designation for Unituxin from the FDA, conferring exclusivity through March 2022, during which period the FDA may not approve any application to market the same drug for the same indication, except in limited circumstances such as a showing of clinical superiority.

Revenues

Our net product sales consist entirely of sales of the five commercial products noted above. We have entered into separate, non-exclusive distribution agreements with Accredo Health Group, Inc. (Accredo) and CVS Caremark, Inc. (Caremark) to distribute Remodulin, Tyvaso and Orenitram in the United States, and we have entered into an exclusive distribution agreement with ASD Specialty Healthcare, Inc. (ASD), an affiliate of AmerisourceBergen Corporation, to distribute Unituxin in the United States. We also sell Remodulin and Tyvaso to distributors internationally. We sell Adcirca through Lilly’s pharmaceutical wholesale network. To the extent we have increased the price of any of these products, increases have typically been in the single-digit percentages per year, except for Adcirca, the price of which is set solely by Lilly.

We require our specialty pharmaceutical distributors to maintain reasonable levels of inventory reserves because the interruption of Remodulin, Tyvaso or Orenitram therapy can be life threatening. Our specialty pharmaceutical distributors typically place monthly orders based on current utilization trends and contractual minimum inventory requirements. As a result, sales of Remodulin, Tyvaso and Orenitram can vary depending on the timing and magnitude of these orders and may not precisely reflect changes in patient demand.

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

Generic Competition

We settled litigation with Sandoz, Inc. (Sandoz), Teva Pharmaceuticals USA, Inc. (Teva), Par Sterile Products, LLC (Par) and Dr. Reddy’s Laboratories, Inc. (Dr. Reddy’s), relating to their abbreviated new drug applications (ANDAs) seeking FDA approval to market generic versions of Remodulin before the expiration of certain of our U.S. patents. Under the terms of our settlement agreements, Sandoz can market its generic version of Remodulin in the United States beginning in June 2018, and Teva, Par and Dr. Reddy’s can each market their generic versions of Remodulin in the United States beginning in December 2018, although each of these companies may be permitted to enter the market earlier under certain circumstances.

We are engaged in litigation with Watson Laboratories, Inc. (Watson), based on its ANDA seeking to market a generic version of Tyvaso before the expiration of certain of our U.S. patents at various dates from November 2018 through December 2028. In addition, Watson has filed petition for inter partes review (IPR) seeking to invalidate the claims of two of our patents that expire in 2028 and relate to Tyvaso. We also are engaged in litigation with Actavis Laboratories FL, Inc. (Actavis), contesting its ANDA seeking to market a generic version of the 0.25 mg, 1.0 mg and 2.5 mg strengths of Orenitram before the expiration of certain of our U.S. patents at various dates from 2024 through 2031.

Finally, SteadyMed Ltd. (SteadyMed) filed an IPR petition seeking to invalidate the claims of one of our patents that expires in December 2028 and relates to treprostinil (U.S. Patent No. 8,497,393, which we refer to as the ’393 patent), which is the active ingredient in Remodulin, Tyvaso and Orenitram. In March 2017, the Patent Trial and Appeal Board (PTAB) of the U.S. Patent and Trademark Office (USPTO) issued a Final Written Decision in this matter, finding that all claims of the ’393 patent are not patentable. In May 2017, we appealed this decision to the U.S. Court of Appeals for the Federal Circuit. The ’393 patent remains valid and enforceable until appeals have been exhausted. We are currently asserting the ’393 patent (along with several other patents) against Watson and Actavis in connection with their efforts to obtain approval to market generic versions of Tyvaso and Orenitram, respectively.

In June 2017, SteadyMed submitted a New Drug Application (NDA) to the FDA seeking approval for Trevyent®, which is a single-use, pre-filled pump intended to deliver a two-day supply of treprostinil subcutaneously using SteadyMed’s PatchPump® technology. In January 2016, SteadyMed announced that Trevyent had been granted orphan drug designation by the FDA for the treatment of PAH. SteadyMed has announced plans to launch the product in mid-2018.

We intend to continue vigorously defending the ’393 patent, but even if the ultimate result is unfavorable to us, we have other patents covering subject matters similar to the ’393 patent and with the same expiration date (December 2028). Specifically, in March 2017, the USPTO awarded us two additional patents related to the ’393 patent, U.S. Patent Nos. 9,593,066 and 9,604,901. We prosecuted the applications that resulted in these new patents in parallel with the ’393 patent IPR proceedings and presented claims addressing the invalidity arguments raised by SteadyMed in the IPR and Watson and Actavis in the ongoing litigations. The USPTO allowed the new patent claims with full knowledge of the IPR, the invalidity arguments presented therein, and the invalidity arguments raised by Watson and Actavis in connection with the ’393 patent. Thus, we anticipate that these new patents should be less susceptible to challenge than the ’393 patent. We have listed both of these new patents in the Orange Book for Remodulin, Tyvaso, and Orenitram and may in the future decide to assert these patents against any competitor marketing or seeking approval to market generic versions of Remodulin, Tyvaso, or Orenitram. Following the Final Written Decision in the ’393 patent IPR, SteadyMed asked the PTAB to invalidate the new patents because SteadyMed claimed that the new patents’ claims are patentably indistinct from the ’393 patent claims. The PTAB denied SteadyMed’s request. Thus, SteadyMed must petition the PTAB to request new IPRs if it wishes to attempt to invalidate the newly issued patents.

For further details regarding the Watson, Actavis and SteadyMed matters, please see Note 12—Litigation, to our consolidated financial statements.

As a result of our settlements with Sandoz, Teva, Par and Dr. Reddy’s, we expect to see generic competition for Remodulin from these companies in the United States beginning in June 2018 (Sandoz) and December 2018 (Teva, Par and Dr. Reddy’s) (or earlier under certain circumstances). Our two new patents granted in March 2017 will not impact these settlements. This increased competition could reduce our net product sales and profits. In addition, while we intend to vigorously enforce our intellectual property rights relating to our products, there can be no assurance that we will prevail in defending our patent rights, or that additional challenges from other ANDA filers or other challengers will not surface with respect to our products. Our patents could be invalidated, found unenforceable or found not to cover one or more generic forms of Remodulin, Tyvaso or Orenitram. If any ANDA filer were to receive approval to sell a generic version of Remodulin, Tyvaso or Orenitram and/or prevail in any patent litigation, the affected product(s) would become subject to increased competition, which could reduce our net product sales and profits.

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

The U.S. patent for Adcirca for the treatment of pulmonary hypertension will expire in November 2017, after which time we expect to see increased generic competition for Adcirca that could have a material adverse impact on our Adcirca revenues. Lilly has two additional patents expiring in April and November 2020, respectively, covering Adcirca and claiming pharmaceutical compositions and free drug particulate forms (the 2020 Patents). The PTAB has issued a Final Written Decision finding these patents invalid as the result of an IPR proceeding initiated by Actelion Pharmaceuticals Ltd. Lilly’s appeal of the PTAB’s decision is pending before the United States Court of Appeals for the Federal Circuit. In May 2017, we amended our license agreement with Lilly relating to Adcirca, in order to clarify and extend the term of the agreement and to amend the economic terms of the agreement following a patent expiry in November 2017. As a result of this amendment, beginning December 1, 2017, our royalty rate on net product sales of Adcirca will increase from five percent to ten percent, and we will also be required to make milestone payments to Lilly equal to $325,000 for each $1,000,000 in net product sales. In the event that Lilly prevails in one or both of the appeals noted above: (a) the previous five percent royalty rate will apply and the effective date of the new payment structure will be deferred until the expiration, lapse, abandonment or invalidation of the last claim of the 2020 Patents covering commercialization of Adcirca for pulmonary hypertension; and (b) to the extent we had previously paid amounts in excess of five percent, those amounts will be refunded by Lilly. The FDA has already tentatively approved ANDAs filed by at least two generic companies to market generic versions of Adcirca following the expiration of the November 2017 patent. As a result, we anticipate decreased Adcirca sales following the launch of generic versions of Adcirca following the November 2017 patent expiry discussed above, and an increase in Adcirca’s cost of product sales as a percentage of Adcirca’s net product sales due to an increase in our royalty and milestone expenses beginning in December 2017.

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

Our operating expenses include the following costs:

Cost of Product Sales

Our cost of product sales primarily includes costs to manufacture and acquire products sold to customers, royalty and milestone payments under license agreements granting us rights to sell related products, direct and indirect distribution costs incurred in the sale of products, and the costs of inventory reserves for current and projected obsolescence. These costs also include share-based compensation and salary-related expenses for direct manufacturing and indirect support personnel, quality review and release for commercial distribution, direct materials and supplies, depreciation, facilities-related expenses and other overhead costs.

Research and Development

Our research and development expenses primarily include costs associated with the research and development of products and post-marketing research commitments. These costs also include share-based compensation and salary-related expenses for research and development functions, professional fees for preclinical and clinical studies, costs associated with clinical manufacturing, facilities-related expenses, regulatory costs and costs associated with pre-FDA approval payments to third-party contract manufacturers. Expenses also include costs for third-party arrangements, including upfront fees and milestone payments required under license arrangements for therapies under development. We expect to incur increased clinical trial-related expenses during 2017, driven by the recent expansion of our pipeline programs, which will result in the enrollment of several large clinical studies.

Selling, General and Administrative

Our selling, general and administrative expenses primarily include costs associated with the commercialization of approved products and general and administrative costs to support our operations. Selling expenses also include share-based compensation, salary-related expenses, product marketing and sales operations costs, and other costs incurred to support our sales efforts. General and administrative expenses also include our core corporate support functions such as human resources, finance and legal, external costs such as insurance premiums, legal fees, grants to non-affiliated, non-profit organizations, and other professional service fees.

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

Research and Development

We focus most of our research and development efforts on the following near-term pipeline programs (intended to result in product launches in the 2018-2021 timeframe) and medium-term pipeline programs (intended to result in product launches in the 2022-2025 timeframe). We are also engaged in a variety of additional medium- and longer-term research and development efforts, including technologies designed to increase the supply of transplantable organs and tissues and improve outcomes for transplant recipients.

Near-Term Pipeline Programs (2018-2021)

Product	Mode of Delivery	Indication	Current Status STUDY NAME CAPS	Our Territory
RemoSynch™ (Implantable System for Remodulin)	Continuous intravenous via implantable pump	PAH	Pending regulatory approvals and launch preparations.	United States, United Kingdom, Canada, France, Germany, Italy and Japan
RemUnity™ (treprostinil)	Continuous subcutaneous via pre-filled, semi-disposable pump	PAH	Pre-NDA	Worldwide
OreniPlus™ (Orenitram in combination with approved background therapy)	Oral	PAH (decrease morbidity and mortality)	Phase IV FREEDOM-EV	Worldwide
Tysuberprost™ (esuberaprost in combination with Tyvaso)	Oral (esuberaprost) Inhaled (Tyvaso)	PAH (decrease morbidity and mortality)	Phase III BEAT	North America, Europe, Mexico, South America, Egypt, India, Israel, South Africa and Australia
RemoPro™ (pain-free subcutaneous Remodulin® prodrug)	Continuous subcutaneous	PAH	Pre-Clinical	Worldwide
Dinutuximab	Intravenous	Small cell lung cancer	Phase II/III	Worldwide
Tyvaso-ILD™ (treprostinil)	Inhaled	Pulmonary hypertension associated with idiopathic pulmonary fibrosis (WHO Group 3)	Phase III INCREASE	Worldwide

Medium-Term Pipeline Programs (2022-2025)

Product	Mode of Delivery	Indication	Current Status STUDY NAME CAPS	Our Territory
Aurora-GT™ (eNOS gene therapy)	Intravenous	PAH	Phase II/III SAPPHIRE	United States
OreniLeft™ (treprostinil)	Oral	Pulmonary hypertension associated with left ventricular diastolic dysfunction (WHO Group 2)	Phase III SOUTHPAW	Worldwide

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

The SynchroMed II device is already approved for delivery of medication to treat neuropathic pain. With our funding, Medtronic completed the DelIVery clinical trial, which studied the safety of the Implantable System for Remodulin. The primary objective was to demonstrate a rate of catheter-related complications below 2.5 per 1,000 patient-days while using the Implantable System for Remodulin. In 2013, Medtronic informed us that this primary objective was met. If the Implantable System for Remodulin is approved, the technology has the potential to reduce many of the patient burdens and other complications associated with the use of external pumps to administer prostacyclin analogues. In order to launch RemoSynch in the United States, Medtronic and we are pursuing parallel regulatory filings relating to the device and the drug, respectively. Assuming we and Medtronic obtain the necessary regulatory approvals, we anticipate launching RemoSynch in 2018.

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

RemUnity and RemoPro

In December 2014, we entered into an exclusive agreement with DEKA Research & Development Corp. (DEKA) to develop a pre-filled, semi-disposable pump system for subcutaneous delivery of treprostinil, which we call the RemUnity system. Under the terms of the agreement, we are funding the development costs related to the RemUnity system and will pay product fees and a single-digit royalty to DEKA based on commercial sales of the system and the treprostinil drug product sold for use with the system. Currently, we are engaged in engineering, design and development efforts to optimize the RemUnity pump to deliver treprostinil in pre-filled reservoirs, and intend to complete human factor studies and functionality testing in patients before submitting an application to the FDA to approve the pre-filled RemUnity pump.

We are also engaged in pre-clinical development of a new prodrug formulation of Remodulin called RemoPro, which is intended to enable subcutaneous delivery without the site pain currently associated with subcutaneous Remodulin. A prodrug is a metabolically inactive compound that, after administration, metabolizes into an active compound. RemoPro is intended to be inactive in the subcutaneous tissue, which should eliminate site pain. Once RemoPro is absorbed into the blood, it metabolizes into treprostinil. RemoPro is intended to be administered using the RemUnity system.

Orenitram, OreniPlus and OreniLeft

In 2013, the FDA approved Orenitram for the treatment of PAH patients to improve exercise capacity. The primary study that supported efficacy of Orenitram was a 12-week monotherapy study (FREEDOM-M) in which PAH patients were not on any approved background PAH therapy.

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

We are also enrolling patients in a study of Orenitram (SOUTHPAW) to treat WHO Group 2 pulmonary hypertension (specifically associated with left ventricular diastolic dysfunction), which we refer to as OreniLeft. There are presently no FDA approved therapies indicated for treatment of WHO Group 2 pulmonary hypertension.

Tysuberprost

In 2012, we completed a phase I safety study of esuberaprost, a single-isomer orally bioavailable prostacyclin analogue, and the data suggested that dosing esuberaprost four times a day was safe. We believe that esuberaprost and treprostinil have differing prostacyclin receptor-binding profiles and thus could provide benefits to certain groups of patients with differing sets of safety and efficacy profiles. We also believe that inhaled treprostinil and oral esuberaprost have complementary pharmacokinetic and pharmacodynamic profiles, which indicate that they should provide greater efficacy in combination. As a result, in March 2017 we completed enrollment of our phase III registration study called BEAT (BEraprost 314d Add-on to Tyvaso) to evaluate the clinical benefit and safety of esuberaprost in combination with Tyvaso for patients with PAH who show signs of deterioration on inhaled treprostinil or have a less than optimal response to inhaled treprostinil treatment. We refer to the resulting use of esuberaprost and Tyvaso therapies in combination with each other as Tysuberprost.

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

In addition, we are conducting studies of Unituxin in adult patients with other forms of GD2-expressing cancers. We are currently enrolling the first of these studies, in patients with small cell lung cancer. These research and development efforts into new indications for Unituxin have been substantially outsourced to a contract research organization called Precision Oncology, LLC.

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

Tyvaso and Tyvaso-ILD

We are developing further enhancements intended to make the Tyvaso Inhalation System easier to use and have submitted a supplement to our NDA to include a new device, with FDA action anticipated in late 2017. In addition, we have commenced a phase III registration study called INCREASE, which is a study of Tyvaso in patients with WHO Group 3 pulmonary hypertension associated with interstitial lung disease (specifically associated with idiopathic pulmonary fibrosis or combined pulmonary fibrosis and emphysema), which we refer to as Tyvaso-ILD. There are presently no FDA approved therapies indicated for treatment of WHO Group 3 pulmonary hypertension.

Aurora-GT

We are planning a phase II/III study of a gene therapy product called Aurora-GT, in which a PAH patient’s own endothelial progenitor cells are isolated, transfected with the gene for human endothelial NO-synthase (eNOS), expanded ex-vivo and then delivered to the same patient. This product is intended to rebuild the blood vessels in the lungs that are destroyed by PAH.

Future Prospects

Our strategy is to continue to grow the revenues of our existing commercial products, including through approval of new and/or improved indications, formulations and delivery devices. These and other research and development efforts are designed to provide continued revenue growth in the near and medium term, while efforts are under way to develop technologies in organ manufacturing in the longer term.

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

We will need to construct additional facilities to support the development and commercialization of our products and technologies. We have budgeted for capital expenditures of approximately $300.0 million over the next three years.

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

Three and Six Months Ended June 30, 2017 and June 30, 2016

Revenues

The following table presents the components of total revenues (dollars in millions):

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2017	2016	Change	2017	2016	Change
Net product sales:
Remodulin	$157.7	$158.9	(1)%	$303.5	$298.7	2%
Tyvaso	104.2	107.0	(3)%	191.6	209.2	(8)%
Adcirca	120.6	90.9	33%	200.6	163.5	23%
Orenitram	46.0	38.0	21%	85.3	78.2	9%
Unituxin	16.1	17.8	(10)%	34.1	32.0	7%
Total revenues	$444.6	$412.6	8%	$815.1	$781.6	4%

Revenues for the three months ended June 30, 2017, increased by $32.0 million compared to the same period in 2016. The growth in revenues resulted from the following: (1) a $29.7 million increase in Adcirca net product sales primarily due to price increases, which were determined by Lilly; and (2) an $8.0 million increase in Orenitram net product sales due to an increase in the number of patients being treated with Orenitram. These increases were partially offset by (1) a $2.8 million decrease in Tyvaso net product sales; (2) a $1.7 million decrease in Unituxin net product sales; and (3) a $1.2 million decrease in Remodulin net product sales. We believe the decrease in Tyvaso sales resulted from the availability of oral prostacyclin-class therapies, and increased propensity to treat patients with multiple oral therapies earlier in their disease progression, which can delay the need to prescribe inhaled therapies. Given the progressive nature of PAH, we believe many patients will initiate Tyvaso in the future as their disease progresses.

Revenues for the six months ended June 30, 2017, increased by $33.5 million compared to the same period in 2016. The growth in revenues resulted from the following: (1) a $37.1 million increase in Adcirca net product sales primarily due to price increases, which were determined by Lilly; (2) a $7.1 million increase in Orenitram net product sales due to an increase in the number of patients being treated with Orenitram; (3) a $4.8 million increase in Remodulin net product sales; and (4) a $2.1 million increase in Unituxin net product sales. These increases were offset by a $17.6 million decrease in Tyvaso net product sales. We believe the decrease in Tyvaso sales resulted from the availability of oral prostacyclin-class therapies, and increased propensity to treat patients with multiple oral therapies earlier in their disease progression, which can delay the need to prescribe inhaled therapies. Given the progressive nature of PAH, we believe many patients will initiate Tyvaso in the future as their disease progresses.

We recognize revenues net of: (1) estimated rebates; (2) prompt pay discounts; (3) allowances for sales returns; and (4) distributor fees. These are referred to as gross-to-net deductions and are based on historical experiences and contractual and statutory requirements. The tables below include a reconciliation of the accounts associated with these deductions (in millions):

	Three Months Ended June 30, 2017
	Rebates	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, April 1, 2017	$49.5	$3.8	$6.2	$2.5	$62.0
Provisions attributed to sales in:
Current period	55.5	10.2	1.4	3.5	70.6
Prior periods	(1.4)	—	—	(0.2)	(1.6)
Payments or credits attributed to sales in:
Current period	(7.3)	(4.9)	—	(1.0)	(13.2)
Prior periods	(46.2)	(3.5)	(0.5)	(2.2)	(52.4)
Balance, June 30, 2017	$50.1	$5.6	$7.1	$2.6	$65.4

	Three Months Ended June 30, 2016
	Rebates	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, April 1, 2016	$47.4	$4.0	$5.4	$2.1	$58.9
Provisions attributed to sales in:
Current period	48.9	9.5	1.1	3.1	62.6
Prior periods	3.0	—	—	(0.1)	2.9
Payments or credits attributed to sales in:
Current period	(9.0)	(4.9)	—	(0.4)	(14.3)
Prior periods	(44.3)	(3.7)	(0.2)	(1.9)	(50.1)
Balance, June 30, 2016	$46.0	$4.9	$6.3	$2.8	$60.0

	Six Months Ended June 30, 2017
	Rebates	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, January 1, 2017	$46.0	$4.3	$7.7	$2.8	$60.8
Provisions attributed to sales in:
Current period	105.2	18.9	0.1	6.5	130.7
Prior periods	2.0	—	—	(0.2)	1.8
Payments or credits attributed to sales in:
Current period	(53.5)	(13.4)	—	(3.7)	(70.6)
Prior periods	(49.6)	(4.2)	(0.7)	(2.8)	(57.3)
Balance, June 30, 2017	$50.1	$5.6	$7.1	$2.6	$65.4

	Six Months Ended June 30, 2016
	Rebates	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, January 1, 2016	$44.6	$3.9	$5.3	$2.6	$56.4
Provisions attributed to sales in:
Current period	98.7	18.1	1.4	6.1	124.3
Prior periods	3.2	—	—	—	3.2
Payments or credits attributed to sales in:
Current period	(58.2)	(13.4)	—	(3.3)	(74.9)
Prior periods	(42.3)	(3.7)	(0.4)	(2.6)	(49.0)
Balance, June 30, 2016	$46.0	$4.9	$6.3	$2.8	$60.0

Cost of Product Sales

The table below summarizes cost of product sales by major category (dollars in millions):

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2017	2016	Change	2017	2016	Change
Category:
Cost of product sales, excluding share-based compensation	$19.3	$20.0	(4)%	$35.1	$32.6	8%
Share-based compensation benefit(1)	(0.4)	—	n/a	(1.9)	(11.9)	84%
Total cost of product sales	$18.9	$20.0	(6)%	$33.2	$20.7	60%

(1)                     Refer to Share-based Compensation (Benefit) Expense section below for discussion.

Research and Development

The table below summarizes research and development expense by major category (dollars in millions):

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2017	2016	Change	2017	2016	Change
Category:
Research and development, excluding share-based compensation	$61.6	$37.0	66%	$102.9	$73.8	39%
Share-based compensation benefit(1)	(1.8)	(1.8)	0%	(6.9)	(39.0)	82%
Total research and development expense	$59.8	$35.2	70%	$96.0	$34.8	176%

(1)                     Refer to Share-based Compensation (Benefit) Expense section below for discussion.

Research and development, excluding share-based compensation. The increase in research and development expense of $24.6 million for the three months ended June 30, 2017, as compared to the same period in 2016, was driven by the expansion of our pipeline programs to treat cardiopulmonary diseases and cancer and to develop technologies in organ manufacturing. Research and development expense for the treatment of cardiopulmonary diseases increased by $8.5 million for the three months ended June 30, 2017, as compared to the same period in 2016, due to increased spending on several clinical and non-clinical studies, including FREEDOM-EV, INCREASE and SOUTHPAW, and the development of new drug delivery devices. Research and development expenses for cancer-related projects increased by $6.9 million for the three months ended June 30, 2017, as compared to the same period in 2016, driven by an increase in spending on clinical studies of dinutuximab in adult patients with small cell lung cancer. Research and development expenses for our organ manufacturing projects increased by $9.3 million for the three months ended June 30, 2017, as compared to the same period in 2016, due to increases in preclinical work on technologies designed to increase the supply and distribution of transplantable organs and tissues.

The increase in research and development expense of $29.1 million for the six months ended June 30, 2017, as compared to the same period in 2016, was driven by the expansion of our pipeline programs to treat cardiopulmonary diseases and cancer and to develop technologies in organ manufacturing. Research and development expense for the treatment of cardiopulmonary diseases increased by $3.3 million for the six months ended June 30, 2017, as compared to the same period in 2016, due to increased spending on several clinical and non-clinical studies, including FREEDOM-EV, INCREASE and SOUTHPAW, and the development of new drug delivery devices, partially offset by a decrease in expenses for esuberaprost formulation and the related BEAT study, which clinical trial is fully enrolled. Research and development expenses for cancer-related projects increased by $9.2 million for the six months ended June 30, 2017, as compared to the same period in 2016, due to an increase in spending on clinical studies of dinutuximab in adult patients with small cell lung cancer. Research and development expenses for organ manufacturing projects increased by $15.8 million for the six months ended June 30, 2017, as compared to the same period in 2016, due to increases in preclinical work on technologies designed to increase the supply and distribution of transplantable organs and tissues.

Selling, General and Administrative

The table below summarizes selling, general and administrative expense by major category (dollars in millions):

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2017	2016	Change	2017	2016	Change
Category:
General and administrative, excluding share-based compensation	$51.6	$44.2	17%	$105.1	$122.4	(14)%
Sales and marketing, excluding share-based compensation	15.5	24.7	(37)%	30.9	47.0	(34)%
Share-based compensation expense (benefit)(1)	0.3	3.3	(91)%	(12.2)	(92.2)	87%
Total selling, general and administrative expense	$67.4	$72.2	(7)%	$123.8	$77.2	60%

(1)                     Refer to Share-based Compensation (Benefit) Expense section below for discussion.

General and administrative, excluding share-based compensation. The increase in general and administrative expense of $7.4 million for the three months ended June 30, 2017, as compared to the same period in 2016, was driven by a $6.7 million increase in legal fees incurred to defend our intellectual property rights and to cooperate with the request from the U.S. Department of Justice for documents regarding our support of 501(c)(3) organizations that provide financial assistance to patients.

The decrease in general and administrative expense of $17.3 million for the six months ended June 30, 2017, as compared to the same period in 2016, was driven by a $32.0 million decrease in grants to non-affiliated, non-profit organizations that provide financial assistance to patients. This decrease was partially offset by a $6.2 million increase in legal fees incurred to defend our intellectual property rights and to cooperate with the request from the U.S. Department of Justice for documents regarding our support of 501(c)(3) organizations that provide financial assistance to patients.

Sales and marketing, excluding share-based compensation. The decrease in sales and marketing expense of $9.2 million for the three months ended June 30, 2017, as compared to the same period in 2016, was driven by a $5.2 million decrease in external consulting and marketing related expenses and a $3.2 million decrease in compensation and related costs associated with the 2016 consolidation of the sales and marketing staff.

The decrease in sales and marketing expense of $16.1 million for the six months ended June 30, 2017, as compared to the same period in 2016, was driven by a $8.0 million decrease in compensation and related costs associated with the consolidation of the sales and marketing staff and a $6.0 million decrease in external consulting and marketing related expenses.

Share-based Compensation (Benefit) Expense

The table below summarizes share-based compensation (benefit) expense by major category (dollars in millions):

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2017	2016	Change	2017	2016	Change
Category:
Share tracking awards plan	$(14.9)	$(14.4)	(3)%	$(39.5)	$(162.3)	76%
Stock options	12.2	15.3	(20)%	16.8	18.4	(9)%
Other(1)	0.8	0.6	33%	1.7	0.8	113%
Total share-based compensation (benefit) expense	$(1.9)	$1.5	(227)%	$(21.0)	$(143.1)	85%

(1)                     Includes expense related to restricted stock units and our employee stock purchase plan.

Share tracking awards plan. The decrease in share tracking awards plan benefit of $122.8 million for the six months ended June 30, 2017, as compared to the same period in 2016, was primarily due to a 10 percent decrease in the price of our common stock during the six months ended June 30, 2017, compared to a 32 percent decrease in the price of our common stock during the same period in 2016.

Estimated Loss Contingency

We are engaged in settlement negotiations with the U.S. Department of Justice (DOJ) to resolve an investigation related to our support of 501(c)(3) organizations that provide financial assistance to patients. During the second quarter of 2017, we recorded a $210.0 million accrual relating to this matter. This accrual was recorded in other current liabilities on the consolidated balance sheets and as an operating expense on the consolidated statements of operations. We expect any such settlement will include a settlement payment to the government, and it may also include non-monetary obligations, such as our entering into a corporate integrity agreement (CIA). We may be required to incur significant future costs to comply with the CIA. If we do not reach a settlement with the DOJ, we may incur material losses in connection with the defense or resolution of any subsequent litigation with the government. Any action taken by DOJ, including settlement, could result in negative publicity or otherwise harm our reputation, reduce demand for our products and/or reduce coverage of our products, including by federal health care programs such as Medicare and Medicaid and state health care programs. Because matters such as this are inherently unpredictable, the ultimate outcome of this matter, including the amount of any loss, may differ materially from our estimates. This matter is described in more detail in Note 12—Litigation—Department of Justice Subpoena, to our consolidated financial statements.

Impairment of Cost Method Investment

During the quarter ended June 30, 2017, one of our cost method investments in a privately-held company experienced an event triggering an impairment analysis to evaluate the recoverability of our investment. We determined that the current fair value of our investment was lower than its carrying value, resulting in an impairment charge of $46.5 million. As of June 30, 2017, the adjusted carrying value of our investment in this company is $53.5 million. Refer to Note 3—Investments.

Income Tax Expense

The provision for income taxes was $185.2 million for the six months ended June 30, 2017, as compared to $208.0 million for the same period in 2016. Our effective tax rate as of June 30, 2017 and June 30, 2016, was approximately 60 percent and approximately 32 percent, respectively. Our 2017 effective tax rate increased compared to 2016 primarily due to the $210.0 million accrual relating to our DOJ negotiations and our $46.5 million impairment charge on a cost method investment, neither of which currently meets the criteria for tax deductibility.

Share Repurchase

In May 2017, we paid $250.0 million to enter into an accelerated share repurchase agreement (ASR) with Citibank, N.A. (Citibank). Under the ASR, we will repurchase a variable number of our shares subject to upper and lower stock price limits that establish the minimum and maximum number of shares that can be repurchased. The final number of shares to be repurchased under the ASR will be determined based on the average of the daily volume weighted average price of our common stock over a specified period ending on the contract termination date. The ASR is scheduled to terminate during the fourth quarter of 2017; however, Citibank can accelerate termination of the agreement at its option. Pursuant to the terms of the ASR, in June 2017, Citibank delivered to us approximately 1.7 million shares of our common stock, representing the minimum number of shares we are entitled to receive under the ASR. Upon settlement of the ASR, we may receive additional shares of our common stock.

Financial Condition, Liquidity and Capital Resources

We have funded our operations principally through sales of our commercial products and, from time-to-time, third-party financing arrangements. We believe that our current liquidity is sufficient to fund ongoing operations and future business plans as we expect demand for our commercial products to continue to grow. Furthermore, our customer base remains stable and we believe it presents minimal credit risk. However, any projections of future cash flows are inherently subject to uncertainty and we may seek other forms of financing. In January 2016, we entered into our 2016 Credit Agreement, which provides an unsecured, revolving line of credit of up to $1.0 billion, of which only $250.0 million was drawn as of June 30, 2017. See Unsecured Revolving Credit Facility below for further details.

Cash and Cash Equivalents and Marketable Investments

Cash and cash equivalents and marketable investments comprise the following (in millions):

	June 30, 2017	December 31, 2016	Percentage Change
Cash and cash equivalents	$1,005.9	$1,023.0	(2)%
Marketable investments - current	109.3	27.8	293%
Marketable investments - non-current	216.2	2.3	9,300%
Total cash and cash equivalents and marketable investments	$1,331.4	$1,053.1	26%

The net increase in our cash and cash equivalents and marketable investments was primarily due to $301.5 million in net cash generated from operations and $36.6 million in proceeds from stock option exercises, which were partially offset by $36.5 million in cash paid to purchase property, plant and equipment and $25.1 million in cash paid for an investment held at cost.

Cash Flows

Cash flows comprise the following (in millions):

	Six Months Ended June 30,		Percentage
	2017	2016	Change
Net cash provided by operating activities	$301.5	$251.5	20%
Net cash (used in) provided by investing activities	$(357.0)	$19.7	(1,912)%
Net cash provided by (used in) financing activities	$38.0	$(263.7)	114%

Operating Activities

Our operating assets and liabilities consist primarily of accounts receivable, inventories, accounts payable and accrued expenses, which include share-based compensation arrangements.

The increase of $50.0 million in net cash provided by operating activities for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was primarily due to a $64.1 million decrease in cash paid for income taxes due to timing of payments, offset by a $14.1 million increase in cash paid to settle STAP award exercises.

Investing Activities

The increase of $376.7 million in net cash used in investing activities for the six months ended June 30, 2017 compared to net cash provided by investing activities for the six months ended June 30, 2016 was primarily due to: (1) a $344.3 million increase in cash used for net purchases of available-for-sale, held-to-maturity and other investments; (2) a $22.3 million increase in cash paid to purchase property, plant and equipment; and (3) a $17.5 million increase in cash paid for investments held at cost.

Financing Activities

The increase of $301.7 million in net cash provided by financing activities for the six months ended June 30, 2017 compared to net cash used in financing activities for the six months ended June 30, 2016 was primarily due to: (1) $250.0 million in proceeds from borrowing under our line of credit used to fund the accelerated share repurchase agreement (ASR) described in Note 9—Stockholders’ Equity-Share Repurchase; (2) a $31.6 million increase in proceeds from stock option exercises; and (3) a $9.7 million decrease in repurchases of our common stock.

Unsecured Revolving Credit Facility

In January 2016, we entered into the 2016 Credit Agreement, providing for an unsecured revolving credit facility of up to $1.0 billion. In January 2017, the maturity date of the 2016 Credit Agreement was extended to January 2022. On June 1, 2017, we borrowed $250.0 million under this facility and used the funds to initiate the accelerated share repurchase program noted above. We intend to repay the full outstanding balance within the next year. Refer to Note 8—Debt—Unsecured Revolving Credit Facility.

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

Item 4.  CONTROLS AND PROCEDURES

Based on their evaluation, as of June 30, 2017, our Chairman and Chief Executive Officer and Chief Financial Officer and Treasurer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, summarized, processed and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chairman and Chief Executive Officer and Chief Financial Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Please refer to Note 12—Litigation, to our consolidated financial statements contained elsewhere in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A.  RISK FACTORS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995. These statements, which are based on our beliefs and expectations as to future outcomes, include, among others, statements relating to the following:

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

•                  The outcome of pending and potential future legal and regulatory actions, including investigations, audits and inspections, by the FDA and other regulatory and government enforcement agencies, including the pending investigation by the U.S. Department of Justice regarding our support of 501(c)(3) organizations that provide financial assistance to patients taking our medicines;

•                  The impact of competing therapies on sales of our commercial products, including the impact of generic products such as generic tadalafil, which may become available following patent expiry in November 2017; generic forms of Remodulin, which we expect four generic companies will launch in June 2018 and December 2018; and newly-developed therapies, such as Uptravi;

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

Sales of our current PAH therapies (Remodulin, Tyvaso, Orenitram and Adcirca) comprise the vast majority of our revenues. Decreased sales of any one of these products could have a material adverse impact on our operations. A wide variety of events, such as withdrawal of regulatory approvals or substantial changes in prescribing practices or dosing patterns, many of which are described in other risk factors below, could cause sales of these products to decline, or to grow more slowly than expected. Generic competition due to the current commercial availability of generic sildenafil, potential commercial availability of generic versions of Adcirca following its patent expiry in November 2017, as well as generic versions of Remodulin to be launched in the United States by Sandoz in June 2018 and by Teva, Par and Dr. Reddy’s in December 2018, respectively, or earlier under certain circumstances, and other generic challenges against Remodulin, Tyvaso and Orenitram, may also decrease our revenues. In addition, the inability of any third party that manufactures, markets, distributes or sells any of our commercial products to perform these functions satisfactorily, or our inability to manage our internal manufacturing processes, could result in an inability to meet patient demand and decrease sales.

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

In addition, we are conducting two pivotal clinical studies, referred to in this Report as FREEDOM-EV and BEAT, in which we are attempting to demonstrate that the drug combination being studied delays time to clinical worsening. We have not previously conducted a pivotal clinical study with time to clinical worsening as its primary endpoint. The timing of enrollment and completion of these studies is subject to uncertainty, in part because study completion depends on the accrual of a pre-specified number of clinical worsening events, the pace of which is inherently difficult to predict. Our inexperience with this type of trial design may impact our ability to conduct these trials appropriately and achieve positive results, or complete the trials within our anticipated timetable. In particular, failure of the FREEDOM-EV study to meet its primary endpoint could materially limit the commercial potential of Orenitram and impede our growth.

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

•                  Our clinical trial sites, contracted clinical trial administrators or clinical studies conducted entirely by third parties do not adhere to trial protocols and required quality controls under good clinical practices (GCP) regulations and similar regulations outside the United States;

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

Numerous treatments currently compete with our commercial therapies, and others are under development. For example, for the treatment of PAH, we compete with Adempas®, Flolan®, Ilomedin®, Letairis®, Opsumit®, Revatio®, Tracleer®, Uptravi®, Veletri®, Volibris®, Ventavis®, generic epoprostenol and generic sildenafil citrate. Our competitors may introduce new products that render all or some of our technologies and products obsolete or noncompetitive. For example, Uptravi was approved by the FDA in December 2015 for the treatment of PAH, and competes directly with Orenitram. Our commercial therapies may also have to compete with investigational products currently in development, such as Trevyent®, which is a single-use, pre-filled pump being developed by SteadyMed to deliver a two-day supply of treprostinil subcutaneously using SteadyMed’s PatchPump® technology. In June 2017, SteadyMed submitted an NDA seeking FDA approval of Trevyent, and has announced plans to launch the product in 2018. In January 2016, SteadyMed announced that Trevyent had been granted orphan drug designation by the FDA for the treatment of PAH. As a result, if Trevyent obtains FDA approval prior to FDA approval of RemUnity (our pre-filled, semi-disposable treprostinil pump) or RemoSynch (our implantable system for intravenous treprostinil), SteadyMed could have seven years of exclusivity during which the FDA may be prevented from approving these products except in limited circumstances such as a showing of clinical superiority. In addition, we may not compete successfully against generic competitors, as we anticipate generic tadalafil may be launched in late 2017, and generic treprostinil will be launched in 2018, as described elsewhere in this Report. It is unclear what revenues, if any, we will generate from Adcirca sales after patent expiry in November 2017.

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

The commercial success of our products depends, in part, on the availability of reimbursements by governmental payers such as Medicare and Medicaid, and private insurance companies. An estimated 40-50 percent of Remodulin, Tyvaso, Adcirca and Orenitram sales in the United States are reimbursed under the Medicare and Medicaid programs. A reduction in the availability or extent of reimbursement from domestic or foreign government health care programs could have a material adverse effect on our business and results of our operations. In the United States, the European Union and other potentially significant markets for our products, government payers and/or third-party payers are increasingly attempting to limit or regulate the price of medicinal products and frequently challenge the pricing of new and expensive drugs. Financial pressures may cause United States government or other third-party payers to seek cost containment more aggressively through mandatory discounts or rebates on our products, policies requiring the automatic substitution of generic products, more rigorous requirements for initial reimbursement approvals for new products or other similar measures. For example, there have been proposals to reduce reimbursement rates and/or adopt mandatory rebates under Medicare Part B, which covers Remodulin and Tyvaso. More recently, in January 2017, the Medicare Prescription Drug Price Negotiation Act was proposed in Congress; this act would require the federal government to negotiate the price of Medicare prescription drugs with pharmaceutical companies. In many markets outside the United States, governments control the prices of prescription pharmaceuticals through the implementation of reference pricing, price cuts, rebates, revenue-related taxes and profit control. Our prostacyclin analogue products (Remodulin, Tyvaso and Orenitram) and our oncology product (Unituxin) are expensive therapies. Consequently, it may be difficult for our distributors to obtain adequate reimbursement for our products from commercial and government payers to motivate such distributors to support our products. Alternatively, third-party payers may reduce the amount of reimbursement for our products based on changes in pricing of other therapies for the same disease. In addition, third-party payers may encourage the use of less-expensive generic alternative therapies following the launch of generic forms of Remodulin (anticipated in June 2018) and Adcirca (anticipated in November 2017). If commercial and/or government payers do not approve our products for reimbursement, or limit reimbursements, patients and physicians could choose competing products that are approved for reimbursement or provide lower out-of-pocket costs.

Patient assistance programs for pharmaceutical products have come under increasing scrutiny by governments, legislative bodies and enforcement agencies. These activities may result in actions that have the effect of reducing prices or demand for our products, harming our business or reputation, or subjecting us to fines or penalties.

Recently, there has been enhanced scrutiny of company-sponsored patient assistance programs, including insurance premium and co-pay assistance programs and manufacturers’ donations to third-party charities that provide such assistance. If we, our vendors or donation recipients, are deemed to have failed to comply with relevant laws, regulations or government guidance in any of these areas, we could be subject to criminal and civil sanctions, including significant fines, civil monetary penalties and exclusion from participation in government healthcare programs, including Medicare and Medicaid, actions against executives overseeing our business or other employees, and burdensome remediation measures.

In May 2016, we received a subpoena from the U.S. Department of Justice (DOJ) requesting documents related to our support of 501(c)(3) organizations that provide financial assistance to patients. Other companies have received similar inquiries. We are cooperating with this inquiry. At this time, we are engaged in settlement discussions and have recorded a $210 million accrual relating to this matter. We expect any such settlement will include a settlement payment to the government, and it may also include non-monetary obligations, such as our entering into a corporate integrity agreement (CIA). We may be required to incur significant future costs to comply with the CIA. If we do not reach a settlement with the DOJ, we may incur material losses in connection with the defense or resolution of any subsequent litigation with the government. Because matters such as this are inherently unpredictable, the ultimate outcome of this matter, including the amount of any loss, may differ materially from our estimates.

It is possible that any actions taken by the DOJ as a result of this inquiry or any future action taken by federal or local governments, legislative bodies and enforcement agencies could result in civil penalties or injunctive relief, negative publicity or other negative actions that could harm our reputation, reduce demand for our products and/or reduce coverage of our products, including by federal health care programs such as Medicare and Medicaid and state health care programs. If any or all of these events occur, our business, prospects and stock price could be materially and adversely affected.

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

If any of our internal or third-party manufacturing and supply arrangements are interrupted for compliance issues or other reasons, we may not have sufficient inventory to meet future demand. In addition, any change in suppliers and/or service providers could interrupt the manufacturing of our commercial products and impede the progress of our commercial launch plans and clinical trials.

In addition, our internal manufacturing process also subjects us to risks as we engage in increasingly complex manufacturing processes. For example, Remodulin, Tyvaso and Unituxin are sterile solutions that must be prepared under highly-controlled environmental conditions, which are challenging to maintain on a commercial scale. In addition, Unituxin is a monoclonal antibody. As with all biologic products, monoclonal antibodies are inherently more difficult to manufacture than our treprostinil-based products and involve increased risk of viral and other contaminants. Finally, we have relatively limited experience producing Orenitram and Unituxin on a commercial scale, and all of our Orenitram and Unituxin manufacturing is performed internally. Our limited internal manufacturing capacity has restricted our ability to supply Unituxin outside the United States. We are constructing a new facility to expand our manufacturing capacity for dinutuximab, the active ingredient in Unituxin, but this process will take several years and may not be successful at all. We presently have no plans to engage a third-party contract manufacturer for dinutuximab drug substance, although we are in the process of qualifying a third-party manufacturer for finished Unituxin drug product. We presently have no plans to engage a third-party contract manufacturer for Orenitram. Our long-term organ manufacturing programs will involve exceptionally complicated manufacturing processes, many of which have never been attempted on a clinical or commercial scale. It will take substantial time and resources to develop and implement such manufacturing processes, or we may never be able to do so successfully.

Additional risks we face with our manufacturing strategy include the following:

•                  We and our third-party manufacturers are subject to the FDA’s current good manufacturing practices regulations, current good tissue practices, and similar international regulatory standards. Our ability to exercise control over regulatory compliance by our third-party manufacturers is limited;

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

Third parties assist us in activities critical to our operations, such as: (1) manufacturing our commercial products; (2) conducting clinical trials, preclinical studies and other research and development activities; (3) obtaining regulatory approvals; (4) conducting pharmacovigilance-related and product complaint activities, including drug safety, reporting adverse events and product complaints; and (5) marketing and distributing our products. For risks relating to the involvement of third parties in our manufacturing process, see the risk factor above, entitled Our manufacturing strategy exposes us to significant risks.

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

Our operations must comply with extensive laws and regulations in the United States and other countries, including FDA regulations. Failure to obtain approvals on a timely basis or to achieve continued compliance with these requirements could delay, disrupt or prevent the commercialization of our products.

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

In the United States, the Federal Anti-Kickback Statute prohibits, among other activities, knowingly and willfully offering, paying, soliciting, or receiving compensation to induce, or in return for, the purchase, lease, order or arranging the purchase, lease or order of any health care product or service reimbursable under any federally financed health-care program. This statute has been interpreted broadly to apply to arrangements between pharmaceutical manufacturers and prescribers, purchasers, formulary managers, patients, and others. The exemptions and safe harbors under this statute may be narrow, and practices that involve compensation may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Our practices do not always qualify for safe harbor protection.

The Federal False Claims Act, as amended by the PPACA, prohibits any person from presenting or causing to be presented a false claim or making or causing a false statement material to a false claim. Several pharmaceutical and health care companies have been investigated under this law for allegedly providing free product to customers with the expectation that the customers would bill federal health care programs for the free product. Other companies have been prosecuted for causing false claims to be submitted because of these companies’ marketing of a product for unapproved and non-reimbursable uses. Potential liability under the Federal False Claims Act includes mandatory treble damages and significant per-claim penalties. The majority of states also have statutes similar to the Federal Anti-Kickback Statute and the Federal False Claims Act. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer’s product from reimbursement under state government programs, debarment, criminal fines, and imprisonment.

Any investigation, inquiry or other legal proceeding under these laws and relating to our operations may adversely affect our business, results of operations or reputation. For example, in May 2016, we received a subpoena from the DOJ requesting documents regarding our support of 501(c)(3) organizations that provide financial assistance to patients. This matter is discussed above under the risk factor entitled, Patient assistance programs for pharmaceutical products have come under increasing scrutiny by governments, legislative bodies and enforcement agencies. These activities may result in actions that have the effect of reducing prices or demand for our products, harming our business or reputation, or subjecting us to fines or penalties.

The PPACA also imposed reporting requirements for pharmaceutical, biologic and device manufacturers regarding payments or other transfers of value made to physicians and teaching hospitals, including investment interests in such manufacturers held by physicians and their immediate family members during the preceding calendar year. Failure to submit required information may result in civil monetary penalties, which may increase significantly for “knowing failures.” Compliance with these and similar laws on a state-by-state basis is difficult and time consuming.

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

The period under which our commercial and developmental therapies are protected by our patent rights is limited. Three of our U.S. patents covering our current methods of synthesizing and producing treprostinil, the active ingredient in Remodulin, Tyvaso and Orenitram, expire in October 2017, and a fourth will expire in 2028. Our patents relating to our individual treprostinil-based products expire at various times between 2018 and 2031. We settled patent litigation with Sandoz, Teva, Par and Dr. Reddy’s, which will permit them to launch generic versions of Remodulin in the United States in June 2018 (Sandoz) and December 2018 (Teva, Par and Dr. Reddy’s), although they may be permitted to enter the market earlier under certain circumstances. For further details, please see Part I, Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Generic Competition. The U.S. patent for Adcirca for the treatment of pulmonary hypertension will expire in November 2017. We have no issued patents or pending patent applications covering Unituxin.

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

Third parties are currently, and may in the future, challenge the validity of our patents, through patent litigation and/or initiating proceedings, including re-examinations, IPRs, post-grant reviews and interference proceedings, before the USPTO or other applicable patent filing office, or other means. We are currently involved in litigation challenging several of our patents related to Tyvaso and Orenitram as a result of ANDA filings by generic companies. If any company receives approval to sell a generic version of Tyvaso or Orenitram and/or prevailed in any patent litigation, the affected product would become subject to increased competition and our revenue could decrease. In addition, in October 2015, SteadyMed filed a petition for inter partes review with the Patent Trial and Appeal Board (PTAB) of the USPTO seeking to invalidate the claims of one of our patents covering a method of making treprostinil that expires in 2028 and is listed in the Orange Book for Remodulin, Tyvaso, and Orenitram. In March 2017, the PTAB issued a Final Written Decision in connection with the IPR, finding that all claims of the subject patent are not patentable. We are appealing this decision. For details on the status of these matters, please see Note 12—Litigation, to our consolidated financial statements.

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

We may be required to seek additional sources of financing to meet unplanned or planned expenditures. Unplanned expenditures could be significant and may result from necessary modifications to product development plans or product offerings in response to difficulties encountered with clinical trials. We may also face unexpected costs in preparing products for commercial sale, or in maintaining sales levels of our currently marketed therapeutic products. In addition, our 2016 Credit Agreement contains affirmative and negative covenants that, among other things, limit our ability to incur additional indebtedness. If we are unable to obtain additional funding on commercially reasonable terms or at all, we may be compelled to delay clinical studies, curtail operations or obtain funds through collaborative arrangements that may require us to relinquish rights to certain products or potential markets.

We may require additional financing to meet significant future obligations. For example, STAP awards entitle participants to receive in cash an amount equal to the appreciation in the price of our common stock, which is calculated as the positive difference between the closing price of our common stock on the date of exercise and the date of grant. Consequently, our STAP may require significant future cash payments to participants to the extent the price of our common stock appreciates and the number of vested STAP awards increases over time. If we do not have sufficient funds to meet such obligations or the ability to secure alternative sources of financing, we could be in default, face litigation and/or lose key employees, which could have a material adverse effect on our business.

We may not be able to generate sufficient cash to service our indebtedness, which may have a material adverse effect on our financial position, results of operations and cash flows. In addition, we may be forced to take other actions to satisfy our obligations in connection with our indebtedness, which actions may not be successful.

We may borrow up to $1.0 billion under the 2016 Credit Agreement, which matures in January 2022. Our ability to make payments on or refinance our debt obligations, including the current $250 million outstanding balance under the 2016 Credit Agreement, and any future debt that we may incur, will depend on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. Our inability to generate sufficient cash flows to satisfy our debt obligations would materially and adversely affect our financial position and results of operations.

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

The price of common stock can be highly volatile within the pharmaceutical and biotechnology sector. Consequently, there can be significant price and volume fluctuations in the market that may not relate to operating performance. The following table sets forth the high and low closing prices of our common stock for the periods indicated:

	High	Low
January 1, 2017—June 30, 2017	$168.42	$118.34
January 1, 2016—December 31, 2016	$155.54	$98.33
January 1, 2015—December 31, 2015	$188.56	$119.57

The price of our common stock could decline sharply due to the following factors, among others:

•                  Failure to meet our estimates or expectations, or those of securities analysts;

•      Quarterly and annual financial results;

•      Timing of enrollment and results of our clinical trials;

•                  Announcements regarding generic or other challenges to the intellectual property relating to our products, including developments with respect to the ANDAs filed by generic drug companies relating to certain of our Tyvaso and Orenitram patents and to our pending lawsuits defending our patent rights, the IPR petitions submitted by Watson related to two of our Tyvaso patents, and the pending appeal of the SteadyMed IPR petition, which resulted in a finding that all claims of one of our patents (which patent is listed in the Orange Book for Remodulin, Tyvaso and Orenitram) are unpatentable;

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)(1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs(2)
Beginning repurchase authority				$250,000,000
April 1, 2017 - April 30, 2017	—	$—	—	250,000,000
May 1, 2017 - May 31, 2017	—	—	—	250,000,000
June 1, 2017 - June 30, 2017	1,689,624	128.66	1,689,624	—
Total	1,689,624	$128.66	1,689,624	$—

(1)                     Average price paid per share calculated at settlement, including commission.

(2)                     On April 27, 2017, we announced that our Board of Directors authorized a share repurchase program for up to $250.0 million in aggregate repurchases. This program is effective through December 31, 2017.

Item 5.  OTHER INFORMATION

At our annual meeting of shareholders on June 28, 2017, our shareholders voted to recommend, on a non-binding advisory basis, that we conduct future advisory votes to approve compensation of executives every year. In light of the vote, we have decided to include a shareholder vote on the compensation of executives in our proxy materials every year until the next required vote on the frequency of shareholder votes on the compensation of executives.

Item 6.  EXHIBITS

Exhibits filed as a part of this Form 10-Q are listed on the Exhibit Index, which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED THERAPEUTICS CORPORATION

July 27, 2017	/s/ MARTINE A. ROTHBLATT
	By:	Martine A. Rothblatt, Ph.D.
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ JAMES C. EDGEMOND
	By:	James C. Edgemond
	Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-76409).

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

10.1

First Amendment to License Agreement, dated as of May 17, 2017, by and between the Registrant and Eli Lilly and Company, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 18, 2017.

10.2*	First Amendment to Manufacturing and Supply Agreement, dated as of October 5, 2011, by and among the Registrant, Eli Lilly and Company and Lilly Del Caribe, Inc.

10.3*	Second Amendment to Manufacturing and Supply Agreement, dated as of May 17, 2017, by and among the Registrant, Eli Lilly and Company and Lilly Del Caribe, Inc.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed with the SEC on July 27, 2017, formatted in Extensible Business Reporting Language (XBRL): (1) the Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, (2) the Consolidated Statements of Operations for the three- and six-month periods ended June 30, 2017 and 2016, (3) the Consolidated Statements of Comprehensive Income (Loss) for the three- and six-month periods ended June 30, 2017 and 2016, (4) the Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2017 and 2016, and (5) the Notes to Consolidated Financial Statements.

*	Filed herewith.

Note: Except as otherwise noted above, all exhibits incorporated by reference to the Registrant’s previously filed reports with the Securities and Exchange Commission are filed under File No. 000-26301.