Form 10-Q
period 2017-09-30
UNITED THERAPEUTICS Corp
filed 2017-10-25
CIK 1082554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2017

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

The number of shares outstanding of the issuer’s common stock, par value $.01 per share, as of October 18, 2017 was 43,211,053.

PART I.  FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

UNITED THERAPEUTICS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,067.5	$1,023.0
Marketable investments	143.2	27.8
Accounts receivable, no allowance for 2017 and 2016	251.8	214.5
Inventories, net	114.4	100.0
Other current assets	62.3	59.5
Total current assets	1,639.2	1,424.8
Marketable investments	338.5	2.3
Goodwill and other intangible assets, net	45.7	33.8
Property, plant and equipment, net	521.7	489.3
Deferred tax assets, net	177.9	178.3
Other non-current assets	213.0	197.1
Total assets	$2,936.0	$2,325.6

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$143.3	$104.2
Line of credit	250.0	—
Share tracking awards plan	145.1	194.8
Other current liabilities	251.0	33.5
Total current liabilities	789.4	332.5
Non-current liabilities	57.5	130.9
Total liabilities	846.9	463.4
Commitments and contingencies
Temporary equity	19.2	10.9
Stockholders’ equity:
Preferred stock, par value $.01, 10,000,000 shares authorized, no shares issued	—	—
Series A junior participating preferred stock, par value $.01, 100,000 shares authorized, no shares issued	—	—
Common stock, par value $.01, 245,000,000 shares authorized, 69,825,916 and 69,340,985 shares issued, and 43,206,700 and 42,965,856 shares outstanding at September 30, 2017 and December 31, 2016, respectively	0.7	0.7
Additional paid-in capital	1,838.6	1,813.5
Accumulated other comprehensive loss	(16.8)	(16.8)
Treasury stock, 26,619,216 and 26,375,129 shares at September 30, 2017 and December 31, 2016, respectively	(2,579.2)	(2,379.6)
Retained earnings	2,826.6	2,433.5
Total stockholders’ equity	2,069.9	1,851.3
Total liabilities and stockholders’ equity	$2,936.0	$2,325.6

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
Revenues:
Net product sales	$445.5	$408.2	$1,260.6	$1,189.8
Total revenues	445.5	408.2	1,260.6	1,189.8
Operating expenses:
Cost of product sales	19.5	23.6	52.7	44.3
Research and development	55.0	45.9	151.0	80.7
Selling, general and administrative	47.2	100.1	171.0	177.3
Estimated loss contingency	—	—	210.0	—
Total operating expenses	121.7	169.6	584.7	302.3
Operating income	323.8	238.6	675.9	887.5
Other (expense) income:
Interest expense	(3.3)	(0.5)	(5.5)	(1.7)
Other, net	3.3	1.0	7.7	2.9
Impairment of cost method investment	(3.1)	—	(49.6)	—
Total other (expense) income, net	(3.1)	0.5	(47.4)	1.2
Income before income taxes	320.7	239.1	628.5	888.7
Income tax expense	(44.4)	(77.3)	(229.6)	(285.3)
Net income	$276.3	$161.8	$398.9	$603.4
Net income per common share:
Basic	$6.37	$3.75	$9.00	$13.62
Diluted	$6.27	$3.50	$8.83	$12.76
Weighted average number of common shares outstanding:
Basic	43.4	43.2	44.3	44.3
Diluted	44.1	46.2	45.2	47.3

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
Net income	$276.3	$161.8	$398.9	$603.4
Other comprehensive income:
Foreign currency translation (losses) gain	—	(1.0)	0.2	(2.8)
Defined benefit pension plan:
Actuarial (losses) gain arising during period, net of tax	—	(1.2)	(0.1)	5.9
Amortization of actuarial gain and prior service cost included in net periodic pension cost, net of tax	0.1	0.1	0.4	0.5
Total defined benefit pension plan, net of tax	0.1	(1.1)	0.3	6.4
Unrealized loss on available-for-sale securities	(0.3)	—	(0.5)	—
Other comprehensive (losses) gain, net of tax	(0.2)	(2.1)	—	3.6
Comprehensive income	$276.1	$159.7	$398.9	$607.0

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Nine Months Ended September 30,
	2017	2016
	(Unaudited)
Cash flows from operating activities:
Net income	$398.9	$603.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23.3	23.8
Share-based compensation benefit	(45.0)	(93.2)
Impairment of cost method investments	49.6	—
Estimated loss contingency	210.9	—
Other	(9.2)	2.5
Excess tax benefits from share-based compensation	—	(4.6)
Changes in operating assets and liabilities:
Accounts receivable	(37.3)	(31.7)
Inventories	(17.0)	(12.9)
Accounts payable and accrued expenses	37.9	13.9
Other assets and liabilities	(52.1)	(21.0)
Net cash provided by operating activities	560.0	480.2

Cash flows from investing activities:
Purchases of property, plant and equipment	(58.5)	(23.3)
Proceeds from sale of property, plant and equipment	8.3	—
Purchases of held-to-maturity and other investments	(51.8)	(0.8)
Maturities of held-to-maturity investments	52.6	78.8
Purchases of available-for-sale investments	(452.6)	—
Purchase of investments held at cost	(55.3)	(7.6)
Purchase of investments under the equity method	—	(2.1)
Consolidation of variable interest entity	0.1	—
Intangible assets acquired	—	(5.2)
Net cash (used in) provided by investing activities	(557.2)	39.8

Cash flows from financing activities:
Proceeds from line of credit	250.0	—
Principal payments of debt	—	(8.8)
Payments of debt issuance costs	(0.7)	(6.8)
Payments to repurchase common stock	(250.0)	(395.5)
Proceeds from the exercise of stock options	38.2	6.2
Issuance of stock under employee stock purchase plan	4.0	4.3
Excess tax benefits from share-based compensation	—	4.6
Net cash provided by (used in) financing activities	41.5	(396.0)

Effect of exchange rate changes on cash and cash equivalents	0.2	(2.8)
Net increase in cash and cash equivalents	44.5	121.2
Cash and cash equivalents, beginning of period	1,023.0	831.8
Cash and cash equivalents, end of period	$1,067.5	$953.0

Supplemental cash flow information:
Cash paid for interest	$3.8	$0.1
Cash paid for income taxes	$250.6	$283.7
Non-cash investing and financing activities:
Non-cash additions to property, plant and equipment	$7.7	$3.2
Issuance of common stock upon conversion of convertible notes	$—	$7.5

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

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

In our management’s opinion, the accompanying consolidated financial statements contain all adjustments, including normal, recurring adjustments, necessary to fairly present our financial position as of September 30, 2017, statements of operations and statements of comprehensive income for the three- and nine-month periods ended September 30, 2017 and September 30, 2016 and statements of cash flows for the nine-month periods ended September 30, 2017 and September 30, 2016. Interim results are not necessarily indicative of results for an entire year.

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

Accounting Standards Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), and subsequent clarifying guidance. This guidance eliminates transaction-specific and industry-specific revenue recognition guidance under current GAAP and replaces it with a principles-based approach for determining revenue recognition. This guidance requires that companies recognize revenue based on the value of transferred goods or services as they occur in accordance with the contract. In addition, disclosure is required about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The new standard is required to be applied either retrospectively to each prior reporting period presented (“full retrospective approach”) or retrospectively with the cumulative effect of initial application recognized at the date of initial application (“modified retrospective approach”). The new standard is effective for reporting periods beginning after December 15, 2017. We have completed the review of our revenue contract portfolio and do not believe adoption of the new standard will have a material impact on the timing or measurement of our revenue. We are finalizing our revenue accounting policy and other revenue-related documentation and implementing changes to our business processes and controls in preparation for adoption of the new standard. We will adopt the requirements of the new standard in the first quarter of 2018 using the modified retrospective method. The modified retrospective method requires companies to recognize the cumulative effect of initially applying the new standard as an adjustment to opening retained earnings.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01), which requires equity investments to be measured at fair value through net income. Equity investments that are accounted for under the equity method are not impacted. ASU 2016-01 provides that equity investments without readily determinable fair values can be valued at cost minus impairment using a simplified impairment assessment that utilizes qualitative assessments. ASU 2016-01 requires separate presentation of the financial assets and liabilities by category and form. ASU 2016-01 should be applied prospectively and will be effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. We will adopt the requirements of the new standard in the first quarter of 2018 and do not currently expect adoption to have a material impact on our financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASU 2016-02), which requires that lease assets and lease liabilities be recognized on the balance sheet. ASU 2016-02 also requires additional quantitative and qualitative disclosures that provide the amount, timing, and uncertainty of cash flows relating to lease arrangements. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, using a modified retrospective approach. The modified retrospective approach requires retrospective application to the earliest period presented in the respective financial statements, provides certain practical expedients related to leases that commenced prior to the effective date and allows the use of hindsight when evaluating lease options. Early adoption is permitted. We are currently evaluating the effect of adoption on our financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows—Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15), which reduces existing diversity in the classification of certain cash receipts and cash payments on the statements of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. We will adopt the requirements of the new standard in the first quarter of 2018 and do not currently expect adoption to have a material impact on our financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes—Intra-Entity Transfers of Assets Other Than Inventory (ASU 2016-16), which requires that an entity recognize the income tax consequences of an intra-entity transfer of assets other than inventory when the transfer occurs. ASU 2016-16 is effective for annual reporting periods beginning after December 15, 2017 using a modified retrospective approach through a cumulative adjustment to retained earnings as of the beginning of the period of adoption. We will adopt the requirements of the new standard in the first quarter of 2018 and do not currently expect adoption to have a material impact on our financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations-Clarifying the Definition of a Business (ASU 2017-01). This update narrows the definition of a business by providing a screen to determine when an integrated set of assets and activities is not a business. The screen specifies that an integrated set of assets and activities is not a business if substantially all of the fair value of the gross assets acquired or disposed of is concentrated in a single asset or a group of similar identifiable assets. ASU 2017-01 should be applied prospectively and is effective for annual reporting periods beginning after December 15, 2017, and for interim periods within those fiscal years. We will adopt the requirements of the new standard in the first quarter of 2018 and do not currently expect adoption to have a material impact on our financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment (ASU 2017-04), which simplifies how an entity is required to test goodwill for impairment. A goodwill impairment will be measured by the amount by which a reporting unit’s carrying value exceeds its fair value, with the amount of impairment not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for goodwill impairment tests in fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years, and must be adopted on a prospective basis. Early adoption is permitted. We are currently evaluating the effect of adoption on our financial statements.

In March 2017, the FASB issued ASU No. 2017-07, Compensation-Retirement Benefits (ASU 2017-07), which improves the presentation of net periodic pension cost and net periodic post-retirement benefit cost. For employers that present a measure of operating income in their statement of income, ASU 2017-07 requires employers to include only the service cost component of net periodic pension cost and net periodic post-retirement benefit cost in operating expense along with other employee compensation costs. Under ASU 2017-07, the service cost component of net benefit cost is eligible for capitalization. Additionally, this update further requires other components of net benefit cost to be included in non-operating expenses. ASU 2017-07 is effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. An entity is to apply the change in income statement presentation retrospectively, and the change in capitalized benefit cost prospectively. We will adopt the requirements of the new standard in the first quarter of 2018 and do not currently expect adoption to have a material impact on our financial statements.

3.     Investments

Available-for-Sale Investments

Marketable investments classified as available-for-sale consisted of the following (in millions):

As of September 30, 2017	Amortized Cost	Gross Unrealized Losses	Fair Value
U.S. government and agency securities	$481.0	$(0.5)	$480.5
Total	$481.0	$(0.5)	$480.5
Reported under the following captions on the consolidated balance sheet:
Cash and cash equivalents			$28.1
Current marketable investments			115.5
Non-current marketable investments			336.9
Total			$480.5

We had no available-for-sale investments as of December 31, 2016.

The following table summarizes the contractual maturities of available-for-sale marketable investments (in millions):

	September 30, 2017
	Amortized Cost	Fair Value
Due in less than one year	$143.7	$143.6
Due in one to two years	252.1	251.8
Due in three to five years	85.2	85.1
Total	$481.0	$480.5

Held-to-Maturity and Other Investments

Our current and long-term marketable investments included $29.3 million and $30.1 million of investments classified as held-to-maturity as of September 30, 2017 and December 31, 2016, respectively. Marketable investments classified as held-to-maturity are comprised of government-sponsored enterprises and corporate notes and bonds. We do not intend to sell these securities, nor is it more likely than not that we will be required to sell them prior to the recovery of their amortized cost basis. Furthermore, we do not believe that these securities expose us to undue market risk or counterparty credit risk. As such, we do not consider these securities to be other than temporarily impaired.

Investments Held at Cost

As of September 30, 2017, we maintain non-controlling equity investments in privately-held companies of approximately $178.9 million in the aggregate. These investments are initially held at cost because we do not have the ability to exercise significant influence over these companies and their fair values are not readily determinable. During the three- and nine-month periods ended September 30, 2017, we made payments of $30.2 million and $55.3 million, respectively, for investments held at cost. We include our investments held at cost within other non-current assets on our consolidated balance sheets. These investments are subject to a periodic impairment review and if they are deemed to be other-than-temporarily impaired, the investment is measured and recorded at fair value. During the three-and nine-month periods ended September 30, 2017, we recorded $3.1 million and $49.6 million, respectively, of impairment charges related to our cost method investments in privately-held companies.

Variable Interest Entity

In April 2017, we made a $7.5 million minority investment in a privately-held company. In addition to our investment, we entered into an exclusive license, development and commercialization agreement (the License Agreement) with this company. The License Agreement entitles us to certain control rights that require us to consolidate the balance sheet and results of operations of this company. The control rights relate to additional research and development funding that we may provide to this company over a period of six years. We are also entitled to representation on a joint development committee that approves the company’s use of funding provided by us. In April 2017, we provided $5.2 million of financial support to the company. We have the right, at any time and for any reason, to cease our funding of this company’s activities.

As of September 30, 2017, our consolidated balance sheet included $9.6 million of cash maintained by this company that can only be used to settle its obligations. Additionally, our consolidated balance sheets included an $8.8 million in-process research and development intangible asset, $3.4 million of goodwill and $8.3 million of preferred stock due to the consolidation of this company. The preferred stock is recorded in temporary equity on our consolidated balance sheets. During the quarter ended September 30, 2017, this company incurred a net loss of $1.5 million. This company’s creditors have no recourse against our assets and general credit.

4.     Fair Value Measurements

We account for certain assets and liabilities at fair value and classify these assets within a fair value hierarchy (Level 1, Level 2 or Level 3). Our other current assets and our current liabilities have fair values that approximate their carrying values. Assets and liabilities subject to fair value measurements are as follows (in millions):

	As of September 30, 2017
	Level 1	Level 2	Level 3	Balance
Assets
Money market funds(1)	$641.5	$—	$—	$641.5
Time deposits(2)	—	25.2	—	25.2
U.S. government and agency securities(2)	—	480.5	—	480.5
Corporate debt securities(2)	—	4.1	—	4.1
Total assets	$641.5	$509.8	$—	$1,151.3
Liabilities
Contingent consideration(3)	—	—	10.4	10.4
Total liabilities	$—	$—	$10.4	$10.4

	As of December 31, 2016
	Level 1	Level 2	Level 3	Balance
Assets
Money market funds(1)	$534.4	$—	$—	$534.4
U.S. government and agency securities(2)	—	19.3	—	19.3
Corporate debt securities(2)	—	10.8	—	10.8
Total assets	$534.4	$30.1	$—	$564.5
Liabilities
Contingent consideration(3)	—	—	10.4	10.4
Total liabilities	$—	$—	$10.4	$10.4

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

5.     Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value and consist of the following, net of reserves (in millions):

	September 30, 2017	December 31, 2016
Raw materials	$27.5	$25.4
Work-in-progress	24.7	24.9
Finished goods	62.2	49.7
Total inventories	$114.4	$100.0

6.     Goodwill and Other Intangible Assets

Goodwill and other intangible assets comprise the following (in millions):

	As of September 30, 2017			As of December 31, 2016
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill	$13.7	$—	$13.7	$10.3	$—	$10.3
Other intangible assets:
Technology, patents and trade names	6.5	(4.9)	1.6	6.5	(4.8)	1.7
In-process research and development	30.4	—	30.4	21.5	—	21.5
Customer relationships and non-compete agreements	4.3	(4.3)	—	4.3	(4.0)	0.3
Total	$54.9	$(9.2)	$45.7	$42.6	$(8.8)	$33.8

7.     Share Tracking Awards Plans

We previously issued awards under the United Therapeutics Corporation Share Tracking Awards Plan, adopted in June 2008 (2008 STAP) and the United Therapeutics Corporation 2011 Share Tracking Awards Plan, adopted in March 2011 (2011 STAP). We refer to the 2008 STAP and the 2011 STAP collectively as the “STAP” and awards outstanding under either of these plans as “STAP awards.” STAP awards convey the right to receive in cash an amount equal to the appreciation of our common stock, which is measured as the increase in the closing price of our common stock between the dates of grant and exercise. STAP awards expire on the tenth anniversary of the grant date and, in most cases, they vest in equal increments on each anniversary of the grant date over a four-year period. Our STAP liability includes vested awards and awards that are expected to vest. We recognize expense for awards that are expected to vest during the vesting period. We discontinued the issuance of STAP awards in June 2015.

Our aggregate STAP liability balance was $146.0 million and $268.9 million at September 30, 2017 and December 31, 2016, respectively, of which $0.9 million and $74.1 million, respectively, has been classified as other non-current liabilities on our consolidated balance sheets based on the vesting terms of the underlying STAP awards. The decrease in our STAP liability classified as non-current liabilities is primarily due to a tranche of STAP awards with a fair value of $60.7 million at September 30, 2017 that is expected to vest within one year, and therefore is now classified as a current liability.

Estimating the fair value of STAP awards requires the use of certain inputs that can materially impact the determination of fair value and the amount of compensation expense (benefit) we recognize. Inputs used in estimating fair value include the price of our common stock, the expected volatility of the price of our common stock, the risk-free interest rate, the expected term of STAP awards and the expected dividend yield. We measure the fair value of outstanding STAP awards at the end of each financial reporting period because the awards are settled in cash. As a result of the adoption of ASU 2016-09, we established an accounting policy election to account for forfeitures of share-based awards when they occur. Upon adoption, we recognized a cumulative-effect adjustment for the removal of the forfeiture estimate with respect to awards that were continuing to vest as of January 1, 2017. The adjustment increased our STAP liability by $8.4 million and decreased retained earnings by $5.4 million, net of tax. Refer to Note 2—Basis of Presentation—Recently Issued Accounting Standards.

The table below includes the weighted-average assumptions used to measure the fair value of the outstanding STAP awards:

	September 30, 2017	September 30, 2016
Expected volatility	32.8%	35.5%
Risk-free interest rate	1.4%	0.9%
Expected term of awards (in years)	1.9	2.8
Expected dividend yield	0.0%	0.0%

The closing price of our common stock was $117.19 and $118.08 on September 30, 2017 and September 30, 2016, respectively. The closing price of our common stock was $143.43 on December 31, 2016.

A summary of the activity and status of STAP awards during the nine-month period ended September 30, 2017 is presented below:

	Number of Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2017	5,113,838	$91.51
Granted	—	—
Exercised	(741,859)	70.70
Forfeited	(116,418)	110.40
Outstanding at September 30, 2017	4,255,561	$94.62	5.8	$153.1
Exercisable at September 30, 2017	2,553,425	$96.99	5.7	$86.6
Unvested as of September 30, 2017	1,702,136	$91.06	6.1	$66.5

Share-based compensation (benefit) expense recognized in connection with STAP awards is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of product sales	$(2.1)	$3.5	$(4.7)	$(8.7)
Research and development	(8.2)	8.1	(16.9)	(31.6)
Selling, general and administrative	(27.7)	34.2	(55.9)	(76.2)
Share-based compensation (benefit) expense before taxes	$(38.0)	$45.8	$(77.5)	$(116.5)
Related income tax expense (benefit)	13.9	(17.1)	28.4	42.6
Share-based compensation (benefit) expense, net of taxes	$(24.1)	$28.7	$(49.1)	$(73.9)

Cash paid to settle STAP awards exercised during the nine-month periods ended September 30, 2017 and September 30, 2016 was $54.1 million and $52.7 million, respectively.

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

On June 1, 2017, we borrowed $250.0 million under this facility and used the funds to initiate an accelerated share repurchase program. Refer to Note 9—Stockholders’ Equity—Share Repurchase. Although our credit facility matures in 2022, we classified the debt as a current liability on our consolidated balance sheet as we intend to repay the borrowed amount within one year. We elected to have interest on this draw calculated at LIBOR plus an applicable margin. During the three- and nine-month periods ended September 30, 2017, we recorded $2.1 and $3.7 million, respectively, of interest expense related to the credit facility.

The 2016 Credit Agreement contains customary events of default and customary affirmative and negative covenants. As of September 30, 2017, we were in compliance with such covenants. Lung Biotechnology PBC is our only subsidiary that guarantees our obligations under the 2016 Credit Agreement though, from time to time, one or more of our other subsidiaries may be required to guarantee such obligations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net income	$276.3	$161.8	$398.9	$603.4
Denominator:
Weighted average outstanding shares — basic	43.4	43.2	44.3	44.3
Effect of dilutive securities(1):
Warrants	—	2.3	0.1	2.3
Stock options, restricted stock units and employee stock purchase plan	0.7	0.7	0.8	0.7
Weighted average shares — diluted(2)	44.1	46.2	45.2	47.3
Net income per common share:
Basic	$6.37	$3.75	$9.00	$13.62
Diluted	$6.27	$3.50	$8.83	$12.76

Stock options, convertible notes and warrants excluded from calculation(2)	3.7	5.3	3.1	5.3

(1)                     Calculated using the treasury stock method.

(2)                     Certain stock options and warrants have been excluded from the computation of diluted earnings per share because their impact would be anti-dilutive for the three- and nine-month periods ended September 30, 2017 and September 30, 2016. Additionally, certain convertible notes were excluded for the three- and nine-month periods ended September 30, 2016. Under our convertible note hedge agreement, we were entitled to receive shares required to be issued to investors upon conversion of our Convertible Notes. Since related shares used to compute dilutive earnings per share would be anti-dilutive, they have been excluded from the calculation above.

Equity Incentive Plans

As of September 30, 2017, we have two shareholder-approved equity incentive plans: the United Therapeutics Corporation Amended and Restated Equity Incentive Plan (the 1999 Plan) and the United Therapeutics Corporation 2015 Stock Incentive Plan (the 2015 Plan). The 2015 Plan was approved by our shareholders in June 2015 and provides for the issuance of up to 6,150,000 shares of our common stock pursuant to awards granted under the 2015 Plan. The 2015 Plan is a broad-based stock incentive plan enabling us to grant stock options and other forms of equity compensation to our employees and non-employee directors. As a result of the approval of the 2015 Plan, no further awards will be granted under the 1999 Plan. During the nine-month periods ended September 30, 2017 and September 30, 2016, we granted 2.0 million and 1.6 million stock options under the 2015 Plan, respectively.

Stock Options

We estimate the fair value of stock options using the Black-Scholes-Merton valuation model, which requires us to make certain assumptions that can materially impact the estimation of fair value and related compensation expense. The assumptions used to estimate fair value include the price of our common stock, the expected volatility of our common stock, the risk-free interest rate, the expected term of stock option awards and the expected dividend yield. As a result of the adoption of ASU 2016-09, we established an accounting policy election to account for forfeitures of share-based awards when they occur. Upon adoption, we recognized a cumulative-effect adjustment for the removal of the forfeiture estimate with respect to awards that were continuing to vest as of January 1, 2017. The adjustment decreased retained earnings by $0.4 million, net of tax. Refer to Note 2—Basis of Presentation—Recently Issued Accounting Standards.

In March 2017, we began issuing stock options with performance conditions under the 2015 Plan to certain executives. The awards have vesting conditions tied to the achievement of specified performance conditions. The performance conditions have target performance levels that span from one to three years. Upon the conclusion of the performance period, the performance level achieved will be measured and the ultimate number of shares that may vest will be determined. Share-based compensation expense for these awards is recorded ratably over their vesting period, depending on the specific terms of the award and achievement of the specified performance conditions. During 2017, we have granted 0.9 million stock options with performance vesting conditions with a total grant date fair value of $53.9 million based on achievement of target performance levels.

During the three-and nine-month periods ended September 30, 2017, we recorded $5.7 million and $11.2 million, respectively, of share-based compensation expense related to these awards.

The table below includes the weighted-average assumptions used to measure the fair value of all stock options (including both time-vesting and performance-vesting awards) granted during the nine-month periods ended September 30, 2017 and September 30, 2016:

	September 30, 2017	September 30, 2016
Expected volatility	35.7%	34.8%
Risk-free interest rate	2.2%	1.6%
Expected term of awards (in years)	6.1	5.8
Expected dividend yield	0.0%	0.0%

A summary of the activity and status of stock options under our equity incentive plans during the nine-month period ended September 30, 2017 is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2017	4,459,291	$104.97
Granted	1,958,843	145.72
Exercised	(428,541)	89.17
Forfeited/canceled	(64,586)	132.86
Outstanding at September 30, 2017	5,925,007	$119.28	7.3	$64.4
Exercisable at September 30, 2017	3,114,975	$102.70	5.7	$63.8
Unvested as of September 30, 2017	2,810,032	$137.66	9.1	$0.6

The weighted average fair value of a stock option granted during each of the nine-month periods ended September 30, 2017 and September 30, 2016, was $56.07 and $42.55, respectively. These stock options have an aggregate grant date fair value of $109.8 million and $69.2 million, respectively. The total fair value of stock options that vested during the nine-month periods ended September 30, 2017 and September 30, 2016 was $13.1 million and $19.9 million, respectively.

Stock option exercise data is summarized below (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Number of options exercised	40,565	42,443	428,541	196,984
Cash received	$1.6	$1.2	$38.2	$6.2
Total intrinsic value of options exercised	$3.5	$3.9	$27.0	$17.3

Total share-based compensation expense relating to stock options is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of product sales	$0.4	$0.1	$0.9	$0.3
Research and development	1.0	0.5	2.6	1.0
Selling, general and administrative	11.7	2.7	26.4	20.4
Share-based compensation expense before taxes	13.1	3.3	29.9	21.7
Related income tax benefit	(4.8)	(1.1)	(11.0)	(7.9)
Share-based compensation expense, net of taxes	$8.3	$2.2	$18.9	$13.8

As of September 30, 2017, unrecognized compensation cost was $114.5 million. Unvested outstanding stock options as of September 30, 2017 had a weighted average remaining vesting period of 2.6 years.

Restricted Stock Units

In June 2016, we began issuing restricted stock units under the 2015 Plan to our non-employee directors. In October 2017, we also began issuing restricted stock units to employees. Over time, we expect to increase the percentage of our equity awards made to employees in the form of restricted stock units, instead of stock options. Each restricted stock unit entitles the recipient to receive one share of our common stock upon vesting. We measure the fair value of restricted stock units using the stock price on the date of grant. Share-based compensation expense for the restricted stock units is recorded ratably over their vesting period. During the nine months ended September 30, 2017, we granted 17,820 restricted stock units under the 2015 Plan with a weighted average grant date fair value of $132.30. These restricted stock units had an aggregate grant date fair value of $2.4 million. We recorded $1.6 million and $0.6 million in share-based compensation expense related to restricted stock units for the nine-month periods ended September 30, 2017 and September 30, 2016, respectively. The share-based compensation expense related to restricted stock units granted to non-employee directors is reflected in selling, general and administrative expense on our statements of operations.

As of September 30, 2017, unrecognized compensation cost related to the grant of restricted stock units was $1.7 million. Unvested outstanding restricted stock units as of September 30, 2017 had a weighted average remaining vesting period of 0.7 years.

Share Repurchase

In April 2017, our Board of Directors approved a share repurchase program authorizing up to $250.0 million in aggregate repurchases of our common stock. Pursuant to this authorization, in May 2017, we paid $250.0 million to enter into an accelerated share repurchase agreement (ASR) with Citibank, N.A. (Citibank). Pursuant to the terms of the ASR, in June 2017, Citibank delivered to us approximately 1.7 million shares of our common stock, representing the minimum number of shares we were entitled to receive under the ASR. The ASR was originally scheduled to terminate during the fourth quarter of 2017; however, in September 2017, Citibank notified us of its election to accelerate the termination date of the contract to September 8, 2017. Upon termination of the ASR, Citibank delivered to us approximately 0.3 million additional shares of our common stock. The ASR was accounted for as an equity transaction and the shares we repurchased under the ASR were included in treasury stock when the shares were received.

10.       Income Taxes

Our effective income tax rate (ETR) for the nine months ended September 30, 2017 and September 30, 2016 was 37 percent and 32 percent, respectively. Our 2017 ETR increased compared to 2016 primarily due to the following expenses incurred during the nine months ended September 30, 2017: (1) the nondeductible portion of a $210.0 million loss contingency accrual; and (2) the impairment charges related to two of our investments held at cost that are not currently deductible for tax purposes.

During the second quarter of 2017, we recorded a $210.0 million accrual relating to an ongoing investigation by the U.S. Department of Justice. During the second quarter, we did not recognize any tax benefit relating to this accrual, because at the time we did not have sufficient information to indicate it would be tax deductible. During the third quarter of 2017, we received additional information supporting recognition of a tax benefit of $57.0 million related to a portion of this accrual. Refer to Note 12—Litigation.

During the nine months ended September 30, 2017, we recorded $49.6 million of impairment charges related to two of our investments held at cost. The impairment charges are not currently deductible for tax purposes, so we recorded a deferred tax asset of $18.3 million. We evaluated potential future sources of income of the appropriate character to determine whether the deferred tax asset was realizable and have not found sufficient sources of capital gains to offset the deferred tax asset. Therefore, the deferred tax asset must be fully reserved with a valuation allowance. The impact of this valuation allowance on our ETR as of September 30, 2017 is 3 percent and the anticipated impact on our ETR for 2017 is 2 percent.

We are subject to federal and state taxation in the United States as well as various foreign jurisdictions. We are no longer subject to income tax examinations by the Internal Revenue Service and substantially all other major jurisdictions for tax years prior to 2011.

As of both September 30, 2017 and September 30, 2016, our uncertain tax positions were $0.5 million. Unrecognized tax benefits as of both September 30, 2017 and September 30, 2016, included $0.3 million of tax benefits that, if recognized, would impact our ETR. We record interest and penalties related to uncertain tax positions as a component of income tax expense. As of both September 30, 2017 and September 30, 2016, we have not accrued any interest expense related to uncertain tax positions. We are unaware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

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

Additionally, we now recognize excess tax benefits as income tax benefits on our consolidated statements of operations. For the nine months ended  September 30, 2017, we recognized excess tax benefits of $4.4 million, partially offsetting income tax expenses on our consolidated statements of operations. Previously, we recognized such amounts in additional paid-in capital on our consolidated balance sheets. Refer to Note 2—Basis of Presentation—Recently Issued Accounting Standards.

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

Net product sales, cost of product sales and gross profit for each of our commercial products were as follows (in millions):

	Three Months Ended September 30,
2017	Remodulin	Tyvaso	Adcirca	Orenitram	Unituxin	Total
Net product sales	$187.3	$88.9	$99.8	$52.5	$17.0	$445.5
Cost of product sales	4.0	2.2	5.6	3.9	3.8	19.5
Gross profit	$183.3	$86.7	$94.2	$48.6	$13.2	$426.0

2016
Net product sales	$152.4	$101.8	$96.0	$40.7	$17.3	$408.2
Cost of product sales	3.7	5.8	5.5	5.2	3.4	23.6
Gross profit	$148.7	$96.0	$90.5	$35.5	$13.9	$384.6

	Nine Months Ended September 30,
2017	Remodulin	Tyvaso	Adcirca	Orenitram	Unituxin	Total
Net product sales	$490.8	$280.5	$300.4	$137.8	$51.1	$1,260.6
Cost of product sales	9.9	7.9	16.9	10.7	7.3	52.7
Gross profit	$480.9	$272.6	$283.5	$127.1	$43.8	$1,207.9

2016
Net product sales	$451.1	$311.0	$259.5	$118.9	$49.3	$1,189.8
Cost of product sales	4.3	12.9	15.0	7.9	4.2	44.3
Gross profit	$446.8	$298.1	$244.5	$111.0	$45.1	$1,145.5

12.       Litigation

Watson Laboratories, Inc.

In June 2015, we received a Paragraph IV certification notice letter from Watson Laboratories, Inc. (Watson) indicating that Watson has submitted an abbreviated new drug application (ANDA) to the FDA to market a generic version of Tyvaso. In its notice letter, Watson states that it intends to market a generic version of Tyvaso before the expiration of U.S. Patent Nos. 6,521,212 and 6,756,033, each of which expires in November 2018; and U.S. Patent No. 8,497,393, which expires in December 2028. Watson’s notice letter states that the ANDA contains a Paragraph IV certification alleging that these patents are not valid, not enforceable, and/or will not be infringed by the commercial manufacture, use or sale of the proposed product described in Watson’s ANDA submission. We responded to the Watson notice letter by filing a lawsuit in July 2015 against Watson in the U.S. District Court for the District of New Jersey alleging infringement of U.S. Patent Nos. 6,521,212, 6,756,033, and 8,497,393. Under the Hatch-Waxman Act, the FDA is automatically precluded from approving Watson’s ANDA for up to 30 months from receipt of Watson’s notice letter or until the issuance of a U.S. District Court decision that is adverse to us, whichever occurs first. In September 2015, Watson filed (1) a motion to dismiss some, but not all, counts of the complaint; (2) its answer to our complaint; and (3) certain counterclaims against us. The District Court granted Watson’s motion to dismiss certain counts of our complaint. In September 2015, we filed our answer to Watson’s counterclaims. In June 2016, Watson sent us a second Paragraph IV certification notice letter addressing two new patents, U.S. Patent Nos. 9,339,507 (the ’507 patent) and 9,358,240 (the ’240 patent), which expire in March and May 2028, respectively. In June 2016, we filed an amended complaint against Watson asserting these two additional patents. In June 2017, Watson filed petitions with the Patent Trial and Appeal Board (PTAB) of the U.S. Patent and Trademark Office for inter partes review (IPR), seeking to invalidate the ’507 patent and ’240 patent. On October 13, 2017, we filed preliminary responses to the petitions, and the PTAB has three months to decide whether to institute IPR proceedings.

Trial in the District Court on all of the asserted patents was scheduled to take place in September 2017. The parties, however, asked the District Court to stay the case until 14 days after the PTAB resolves Watson’s IPR petitions either by declining to institute the IPRs or by issuing a final written decision on the merits. The District Court granted the request staying the case, and as such trial will not occur until sometime after the stay is lifted. The stay could be lifted as early as January 2018 if the IPRs are not instituted. If one or both IPRs are instituted, then the stay will not be lifted until there is a final written decision by the PTAB, which we would expect within a year of the IPR(s) being instituted.

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

SteadyMed Ltd.

In October 2015, SteadyMed Ltd. (SteadyMed) filed an IPR petition with the PTAB seeking to invalidate U.S. Patent No. 8,497,393 (the ’393 Patent), which expires in December 2028 and covers a method of making treprostinil, the active pharmaceutical ingredient in Remodulin, Tyvaso and Orenitram. The ’393 Patent was also the subject of now-settled litigation with generic companies relating to ANDAs to market generic versions of Remodulin, and remains the subject of our pending litigation with Watson and Actavis, described above. In June 2017, SteadyMed submitted a new drug application (NDA) to FDA seeking approval of a product called Trevyent®, which is a single-use, pre-filled pump intended to deliver a two-day supply of treprostinil subcutaneously using its PatchPump® technology. In August 2017, SteadyMed announced receipt of a refuse-to-file letter from the FDA relating to SteadyMed’s NDA, requesting further information on certain device specifications and requiring performance testing as well as additional design verification and validation testing on the final, to-be-marketed Trevyent product.

In March 2017, the PTAB issued a Final Written Decision regarding SteadyMed’s IPR, finding that all claims of the ’393 patent are not patentable. In May 2017, we appealed the PTAB’s decision to the U.S. Court of Appeals for the Federal Circuit. The parties have completed briefing the appeal, and oral argument is scheduled for November 7, 2017.

The ’393 patent remains valid and enforceable until appeals have been exhausted. We intend to continue vigorously defending the ’393 patent.

Department of Justice Subpoena

In May 2016, we received a subpoena from the U.S. Department of Justice (DOJ) requesting documents regarding our support of 501(c)(3) organizations that provide financial assistance to patients. Other companies have received similar inquiries. The DOJ is investigating whether that support may violate the Federal Anti-Kickback Statute and the Federal False Claims Act. Although we believe that we would successfully defend any action the DOJ might bring, we are engaged in settlement negotiations with the DOJ as part of our efforts to resolve the matter. However, we cannot provide assurances that our efforts to reach a settlement with the DOJ will be successful or, if they are, what the timing or terms of any such settlement would be. We expect any such settlement would include a settlement payment to the government, and it may also include non-monetary obligations, such as our entering into a corporate integrity agreement (CIA). We may be required to incur significant future costs to comply with the CIA. If we do not reach a settlement with the DOJ, we may incur material losses in connection with the defense or resolution of any subsequent litigation with the government. During the second quarter of 2017, we recorded a $210.0 million accrual relating to this matter. The accrual was recorded in other current liabilities on our consolidated balance sheets and as an operating expense on our consolidated statements of operations. We are unable to estimate the amount of reasonably possible losses in excess of the amount accrued because resolution of this matter through settlement is subject to a range of complex factors. Any actions taken by the DOJ, including settlement, could result in negative publicity or otherwise harm our reputation, reduce demand for our products and/or reduce coverage of our products, including by federal health care programs such as Medicare and Medicaid and state health care programs. If any or all of these events occur, our business, prospects and stock price could be materially and adversely affected. Because matters such as this are inherently unpredictable, the ultimate outcome of this matter, including the amount of any loss, may differ materially from our estimate.

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

•                  Orenitram® (treprostinil) Extended-Release Tablets (Orenitram). Orenitram, a tablet dosage form of treprostinil, is approved by the FDA to improve exercise ability in PAH patients.

•                  Adcirca® (tadalafil) Tablets (Adcirca). We acquired exclusive commercialization rights to Adcirca, an oral phosphodiesterase type 5 (PDE-5) inhibitor therapy for PAH, in the United States from Eli Lilly and Company (Lilly). PDE-5 inhibitors inhibit the degradation of cyclic guanosine monophosphate (cyclic GMP) in cells. Cyclic GMP is activated by nitric oxide (NO), a naturally occurring substance in the body that mediates the relaxation of vascular smooth muscle. Adcirca is approved by the FDA to improve exercise ability in PAH patients.

•                  Unituxin® (dinutuximab) Injection (Unituxin). In March 2015, the FDA approved Unituxin in combination with granulocyte-macrophage colony-stimulating factor, interleukin-2, and 13-cis-retinoic acid, for the treatment of patients with high-risk neuroblastoma (a rare form of pediatric cancer) who achieve at least a partial response to prior first-line multi-agent, multimodality therapy. Unituxin is a chimeric, monoclonal antibody composed of a combination of mouse and human proteins, that induces antibody-dependent cell-mediated cytotoxicity, a form of cell-mediated immunity whereby the immune system actively targets a cell that has been bound by specific antibodies. We received orphan drug designation for Unituxin from the FDA, conferring exclusivity through March 2022, during which period the FDA may not approve any application to market the same drug for the same indication, except in limited circumstances such as a showing of clinical superiority.

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

We require our specialty pharmaceutical distributors to maintain reasonable levels of inventory reserves because the interruption of Remodulin, Tyvaso or Orenitram therapy can be life threatening. Our specialty pharmaceutical distributors typically place monthly orders based on current utilization trends and contractual minimum inventory requirements. As a result, sales of Remodulin, Tyvaso and Orenitram can vary depending on the timing and magnitude of these orders and do not precisely reflect changes in patient demand.

We recognize revenues net of: (1) estimated rebates and chargebacks; (2) prompt pay discounts; (3) allowances for sales returns; and (4) distributor fees. We derive our provisions for rebates and chargebacks from an analysis of historical levels of rebates for all government drug discount programs and commercial third-party payer contracts, relative to sales of each product. We also consider new information regarding changes in program regulations and guidelines that would impact the amount of the actual rebates and/or our expectations regarding future utilization rates for these programs. We believe that the methodology that we use to estimate our government and other rebates and chargebacks is reasonable and appropriate given the current facts and circumstances. However, actual rebate and chargeback activity may differ significantly from our estimates, and changes in our methodologies for calculating estimated rebates and chargebacks could have a significant impact on net revenues. We provide prompt pay discounts to customers that pay amounts due within a specific time period and base related estimates on observed historical customer payment behavior. Remodulin, Tyvaso, Orenitram and Unituxin are distributed in the United States under separate contracts, which include exchange rights in the event that product is damaged during shipment or expires. The allowance for exchanges for Remodulin, Tyvaso, Orenitram and Unituxin has been negligible and immaterial. Furthermore, we anticipate minimal exchange activity in the future for these products since we typically sell them with a remaining shelf life in excess of one year and our distributors generally carry a thirty- to sixty-day supply at any given time. As a result, we do not record reserves for exchanges of these products at the time of sale. We derive estimates relating to our allowance for returns of Adcirca based on actual return data accumulated since the drug’s launch in 2009. To date, we have not identified any unusual patterns in the volume of prescriptions relative to sales that would warrant reconsideration of our methodology for estimating Adcirca returns. Lastly, we pay our distributors for contractual services rendered and accrue for related fees based on contractual rates applied to the estimated units of service provided by distributors for a given financial reporting period.

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

We are engaged in litigation with Watson Laboratories, Inc. (Watson), based on its ANDA seeking to market a generic version of Tyvaso before the expiration of certain of our U.S. patents at various dates from November 2018 through December 2028. In addition, Watson has filed petitions for inter partes review (IPR) seeking to invalidate the claims of two of our patents that expire in 2028 and relate to Tyvaso. We also are engaged in litigation with Actavis Laboratories FL, Inc. (Actavis), contesting its ANDA seeking to market a generic version of the 0.25 mg, 1.0 mg and 2.5 mg strengths of Orenitram before the expiration of certain of our U.S. patents at various dates from 2024 through 2031.

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

In January 2016, SteadyMed announced that the FDA had granted orphan drug designation for Trevyent®, which is a single-use, pre-filled pump intended to deliver a two-day supply of treprostinil subcutaneously using SteadyMed’s PatchPump® technology. In June 2017, SteadyMed submitted a new drug application (NDA) to the FDA seeking approval of Trevyent for the treatment of PAH. In August 2017, SteadyMed announced receipt of a refuse-to-file letter from the FDA, in which FDA refused to accept SteadyMed’s NDA for review, requested further information on certain device specifications and required performance testing and additional design verification and validation testing on the final, to-be-marketed Trevyent product.

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

As a result of our settlements with Sandoz, Teva, Par and Dr. Reddy’s, we expect to see generic competition for Remodulin from these companies in the United States beginning in June 2018 (Sandoz) and December 2018 (Teva, Par and Dr. Reddy’s) (or earlier under certain circumstances). The two patents granted in March 2017 will not impact these settlements. This increased competition could reduce our net product sales and profits. In addition, while we intend to vigorously enforce our intellectual property rights relating to our products, there can be no assurance that we will prevail in defending our patent rights, or that additional challenges from other ANDA filers or other challengers will not surface with respect to our products. Our patents could be invalidated, found unenforceable or found not to cover one or more generic forms of Remodulin, Tyvaso or Orenitram. If any ANDA filer were to receive approval to sell a generic version of Remodulin, Tyvaso or Orenitram and/or prevail in any patent litigation, the affected product(s) would become subject to increased competition, which could reduce our net product sales and profits.

The U.S. patent for Adcirca for the treatment of pulmonary hypertension will expire in November 2017, after which time we expect to see increased generic competition for Adcirca that could have a material adverse impact on our Adcirca revenues. Lilly has two additional patents expiring in April and November 2020, respectively, covering Adcirca and claiming pharmaceutical compositions and free drug particulate forms (the 2020 Patents). The PTAB has issued a Final Written Decision finding these patents invalid as the result of an IPR proceeding initiated by Actelion Pharmaceuticals Ltd. Lilly’s appeal of the PTAB’s decision is pending before the United States Court of Appeals for the Federal Circuit. In May 2017, we amended our license agreement with Lilly relating to Adcirca, in order to clarify and extend the term of the agreement and to amend the economic terms of the agreement following a patent expiry in November 2017. As a result of this amendment, beginning December 1, 2017, our royalty rate on net product sales of Adcirca will increase from five percent to ten percent, and we will also be required to make milestone payments to Lilly equal to $325,000 for each $1,000,000 in net product sales. In the event that Lilly prevails in one or both of the appeals noted above: (a) the previous five percent royalty rate will apply and the effective date of the new payment structure will be deferred until the expiration, lapse, abandonment or invalidation of the last claim of the 2020 Patents covering commercialization of Adcirca for pulmonary hypertension; and (b) to the extent we had previously paid amounts in excess of five percent, those amounts will be refunded by Lilly. The FDA has already tentatively approved ANDAs filed by at least two generic companies to market generic versions of Adcirca following the expiration of the November 2017 patent. However, Lilly has submitted a request to the FDA for pediatric exclusivity which, if granted, may provide an additional six-month exclusivity period through May 2018. As a result, upon the November 2017 patent expiry discussed above (or following loss of the six-month pediatric exclusivity, if granted), we anticipate the launch of generic versions of Adcirca resulting in decreased Adcirca sales. In addition, beginning in December 2017 we anticipate an increase in Adcirca’s cost of product sales as a percentage of Adcirca’s net product sales due to an increase in our royalty and milestone expenses by virtue of the amendment to our license agreement with Lilly.

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

Research and Development

Our research and development expenses primarily include costs associated with the research and development of products and post-marketing research commitments. These costs also include share-based compensation and salary-related expenses for research and development functions, professional fees for preclinical and clinical studies, costs associated with clinical manufacturing, facilities-related expenses, regulatory costs and costs associated with pre-FDA approval payments to third-party contract manufacturers. Expenses also include costs for third-party arrangements, including upfront fees and milestone payments required under license arrangements for therapies under development. We have incurred, and expect to continue to incur, increased clinical trial-related expenses during 2017, driven by the recent expansion of our pipeline programs, which will result in the enrollment of several large clinical studies.

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

Share-Based Compensation

Historically, we granted stock options under our Amended and Restated Equity Incentive Plan (the 1999 Plan) and awards under our Share Tracking Awards Plans (STAP). In June 2015, our shareholders approved the United Therapeutics Corporation 2015 Stock Incentive Plan (the 2015 Plan), which authorizes the issuance of up to 6,150,000 shares of our common stock. Following approval of the 2015 Plan, we ceased granting awards under the STAP and the 1999 Plan, and we modified our equity compensation programs to grant stock options to employees who previously received STAP awards, and to grant stock options and restricted stock units to non-employee directors. In October 2017, we also began issuing restricted stock units to employees. Over time, we expect to increase the percentage of our equity awards made to employees in the form of restricted stock units, instead of stock options. The grant date fair values of stock options and restricted stock units are recognized as share-based compensation expense ratably over their vesting periods.

The fair values of STAP awards and stock option grants are measured using inputs and assumptions under the Black-Scholes-Merton model. The fair value of restricted stock units is measured using our stock price on the date of grant.

Although we have ceased granting STAP awards, we still have a significant number of STAP awards outstanding. We account for STAP awards as liabilities because they are settled in cash. As such, we must re-measure the fair value of STAP awards at the end of each financial reporting period until the awards are no longer outstanding. Changes in our STAP liability resulting from such re-measurements are recorded as adjustments to share-based compensation (benefit) expense and can create substantial volatility within our operating expenses from period to period. The following factors, among others, have a significant impact on the amount of share-based compensation (benefit) expense recognized in connection with STAP awards from period to period: (1) volatility in the price of our common stock (specifically, increases in the price of our common stock will generally result in an increase in our STAP liability and related compensation expense, while decreases in our stock price will generally result in a reduction in our STAP liability and related compensation expense); (2) changes in the number of outstanding awards; and (3) changes in the number of vested and unvested awards.

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

Near-Term Pipeline Programs (2018-2021)

Product	Mode of Delivery	Indication	Current Status STUDY NAME CAPS	Our Territory
RemoSynch™ (Implantable System for Remodulin)	Continuous intravenous via implantable pump	PAH	Pending regulatory approvals and launch preparations.	United States, United Kingdom, Canada, France, Germany, Italy and Japan
RemUnity™ (treprostinil)	Continuous subcutaneous via pre-filled, semi-disposable pump	PAH	Pre-NDA	Worldwide
OreniPlus™ (Orenitram in combination with approved background therapy)	Oral	PAH (decrease morbidity and mortality)	Phase IV FREEDOM-EV	Worldwide
Tysuberprost™ (esuberaprost in combination with Tyvaso)	Oral (esuberaprost) Inhaled (Tyvaso)	PAH (decrease morbidity and mortality)	Phase III BEAT	North America, Europe, Mexico, South America, Egypt, India, Israel, South Africa and Australia
RemoPro™ (pain-free subcutaneous Remodulin prodrug)	Continuous subcutaneous	PAH	Pre-Clinical	Worldwide
Dinutuximab	Intravenous	Small cell lung cancer	Phase II/III DISTINCT	Worldwide
Tyvaso-ILD™ (treprostinil)	Inhaled	Pulmonary hypertension associated with idiopathic pulmonary fibrosis (WHO Group 3)	Phase III INCREASE	Worldwide

Medium-Term Pipeline Programs (2022-2025)

Product	Mode of Delivery	Indication	Current Status STUDY NAME CAPS	Our Territory
Tyvaso (treprostinil)	Inhaled	Pulmonary hypertension associated with chronic obstructive pulmonary disease (WHO Group 3)	Phase III PERFECT	Worldwide
Aurora-GT™ (eNOS gene therapy)	Intravenous	PAH	Phase II/III SAPPHIRE	United States
OreniLeft™ (treprostinil)	Oral	Pulmonary hypertension associated with left ventricular diastolic dysfunction (WHO Group 2)	Phase III SOUTHPAW	Worldwide

RemoSynch (Implantable System for Remodulin)

We are working with Medtronic, Inc. (Medtronic) on a program to develop Medtronic’s proprietary intravascular infusion catheter to be used with its SynchroMed® II implantable infusion pump and related infusion system components (together referred to as the Implantable System for Remodulin, or RemoSynch) in order to deliver Remodulin for the treatment of PAH. The SynchroMed II device is already approved for delivery of medication to treat neuropathic pain. With our funding,

Medtronic completed the DelIVery clinical trial, which studied the safety of the Implantable System for Remodulin. The primary objective was to demonstrate a rate of catheter-related complications below 2.5 per 1,000 patient-days while using the Implantable System for Remodulin. In 2013, Medtronic informed us that this primary objective was met. If the Implantable System for Remodulin is approved, the technology has the potential to reduce many of the patient burdens and other complications associated with the use of external pumps to administer prostacyclin analogues. In order to launch RemoSynch in the United States, Medtronic and we are pursuing parallel regulatory filings relating to the device and the drug, respectively. Assuming we and Medtronic obtain the necessary regulatory approvals, we anticipate launching RemoSynch in the 2018-2021 timeframe.

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

In order for Orenitram to reach its full commercial potential, we believe we need to complete further studies to support an amendment to Orenitram’s label to indicate that Orenitram delays morbidity and/or mortality (also known as “time to clinical worsening”) in PAH patients who are on an approved oral background therapy. We refer to this initiative to amend Orenitram’s label as OreniPlus. As such, we are conducting a phase IV registration study called FREEDOM-EV, which is intended to support such a label amendment if successful. In September 2017, we announced that the independent data monitoring committee (DMC) for the FREEDOM-EV study had completed a pre-specified interim safety and efficacy analysis. The DMC did not identify any new safety concerns associated with Orenitram therapy, and recommended that the trial be continued as planned without modification. We anticipate full results of the study will be available during the second half of 2018.

We are also enrolling patients in a study of Orenitram (SOUTHPAW) to treat WHO Group 2 pulmonary hypertension (specifically associated with left ventricular diastolic dysfunction), which we refer to as OreniLeft. There are presently no FDA approved therapies indicated for treatment of WHO Group 2 pulmonary hypertension.

Tysuberprost

In 2012, we completed a phase I safety study of esuberaprost, a single-isomer orally bioavailable prostacyclin analogue, and the data suggested that dosing esuberaprost four times a day was safe. We believe that esuberaprost and treprostinil have differing prostacyclin receptor-binding profiles and thus could provide safety and efficacy benefits to certain groups of patients when used in combination. We also believe that inhaled treprostinil and oral esuberaprost have complementary pharmacokinetic and pharmacodynamic profiles, which indicate that they should provide greater efficacy in combination. As a result, in March 2017 we completed enrollment of our phase III registration study called BEAT (BEraprost 314d Add-on to Tyvaso) to evaluate the clinical benefit and safety of esuberaprost in combination with Tyvaso for patients with PAH who show signs of deterioration on Tyvaso or have a less than optimal response to Tyvaso treatment. We refer to the resulting use of esuberaprost and Tyvaso therapies in combination with each other as Tysuberprost.

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

In addition, we are conducting studies of Unituxin in adult patients with other forms of GD2-expressing cancers. We are currently enrolling the first of these studies, called DISTINCT, in patients with small cell lung cancer. These research and development efforts into new indications for Unituxin have been substantially outsourced to a contract research organization called Precision Oncology, LLC.

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

Finally, we are working on the development of a fully humanized (non-chimeric) version of dinutuximab, the active ingredient in Unituxin. This new version is expected to reduce some of the side effects associated with Unituxin, which is a chimeric composed of a combination of mouse and human proteins.

Tyvaso and Tyvaso-ILD

In October 2017, we received FDA approval of a supplement to our NDA for Tyvaso, covering a new inhalation device as part of the Tyvaso Inhalation System. The new device, called the TD-300/A, was designed based on physician and prescriber feedback, and is intended to aid patient compliance and enhance ease of use. We plan to launch the TD-300/A in 2018, which we believe will help reduce the rate of Tyvaso discontinuation associated with the current device. Beyond the TD-300/A, we are engaged in additional research and development efforts into new devices to further optimize the delivery of inhaled treprostinil.

We have commenced a phase III registration study called INCREASE, which is a study of Tyvaso in patients with WHO Group 3 pulmonary hypertension associated with interstitial lung disease (specifically associated with idiopathic pulmonary fibrosis or combined pulmonary fibrosis and emphysema), which we refer to as Tyvaso-ILD. We are also planning a phase III registration study called PERFECT (Pulmonary hypertension EnRichment study For the Evaluation of COPD with Tyvaso), which is a study of Tyvaso in patients with WHO Group 3 pulmonary hypertension associated with chronic obstructive pulmonary disease. There are presently no FDA approved therapies indicated for treatment of WHO Group 3 pulmonary hypertension.

Aurora-GT

We have commenced enrollment of a phase II/III study (called SAPPHIRE) of a gene therapy product called Aurora-GT, in which a PAH patient’s own endothelial progenitor cells are isolated, transfected with the gene for human endothelial NO-synthase (eNOS), expanded ex-vivo and then delivered to the same patient. This product is intended to rebuild the blood vessels in the lungs that are destroyed by PAH. This study is being conducted entirely in Canada, and sponsored by Northern Therapeutics, Inc., a Canadian entity in which we have a 49.7% voting stake and a 71.8% financial stake. We have the exclusive right to pursue this technology in the United States, and plan to seek FDA approval if SAPPHIRE is successful.

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

We will need to construct additional facilities to support the development and commercialization of our products and technologies. We have budgeted for capital expenditures of approximately $250.0 million over the next three years.

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

Three and Nine Months Ended September 30, 2017 and September 30, 2016

Revenues

The following table presents the components of total revenues (dollars in millions):

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2017	2016	Change	2017	2016	Change
Net product sales:
Remodulin	$187.3	$152.4	23%	$490.8	$451.1	9%
Tyvaso	88.9	101.8	(13)%	280.5	311.0	(10)%
Adcirca	99.8	96.0	4%	300.4	259.5	16%
Orenitram	52.5	40.7	29%	137.8	118.9	16%
Unituxin	17.0	17.3	(2)%	51.1	49.3	4%
Total revenues	$445.5	$408.2	9%	$1,260.6	$1,189.8	6%

Revenues for the three months ended September 30, 2017 increased by $37.3 million as compared to the same period in 2016. The growth in revenues primarily resulted from a $34.9 million increase in Remodulin net product sales. During the three months ended September 30, 2017, an international distributor made a one-time purchase of Remodulin inventory of $47.4 million due to an expansion of the distributor’s commercial responsibilities. Because the payment terms span two quarters, our net revenues increased by $23.7 million during the three months ended September 30, 2017, with an additional increase of $23.7 million expected in the fourth quarter. The remaining increase in Remodulin net product sales of $11.2 million was due to an increase in the number of patients being treated with Remodulin. Additional revenue growth resulted from an $11.8 million increase in Orenitram net product sales due to an increase in the number of patients being treated with Orenitram and a $3.8 million increase in Adcirca net product sales primarily due to price increases, which were determined by Lilly. These increases were partially offset by a $12.9 million decrease in Tyvaso net product sales and a $0.3 million decrease in Unituxin net product sales. $12.2 million of the decrease in Tyvaso net product sales was due to an additional one-time $12.2 million liability for estimated Medicaid rebates relating to Tyvaso sales prior to July 1, 2017 that we recorded during the three months ended September 30, 2017.

Revenues for the nine months ended September 30, 2017 increased by $70.8 million compared to the same period in 2016. Adcirca net product sales increased $40.9 million, primarily due to price increases, which were determined by Lilly. Remodulin net product sales increased $39.7 million, due to (1) $23.7 million of revenue from a one-time sale to a distributor, as noted above; and (2) $16.0 million of revenue due to an increase in the number of patients being treated with Remodulin. Additional revenue growth resulted from an $18.9 million increase in Orenitram net product sales due to an increase in the number of patients being treated with Orenitram and a $1.8 million increase in Unituxin net product sales. These increases were partially offset by a $30.5 million decrease in Tyvaso net product sales. $11.1 million of the decrease in Tyvaso net product sales during the nine months ended September 30, 2017, was due to an additional one-time $12.2 million liability for estimated Medicaid rebates relating to Tyvaso sales prior to July 1, 2017 that we recorded during the three months ended September 30, 2017. We believe the remaining $19.4 million decrease in Tyvaso sales resulted from the availability of oral prostacyclin-class therapies, and increased propensity to treat patients with multiple oral therapies earlier in their disease progression, which can delay the need to prescribe inhaled therapies. Given the progressive nature of PAH, we believe many patients will initiate Tyvaso in the future as their disease progresses.

We recognize revenues net of: (1) estimated rebates and chargebacks; (2) prompt pay discounts; (3) allowances for sales returns; and (4) distributor fees. These are referred to as gross-to-net deductions and are based on historical experiences and contractual and statutory requirements. The tables below include a reconciliation of the accounts associated with these deductions (in millions):

	Three Months Ended September 30, 2017
	Rebates and Chargebacks	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, July 1, 2017	$50.1	$5.6	$7.1	$2.6	$65.4
Provisions attributed to sales in:
Current period	57.1	9.6	0.4	3.6	70.7
Prior periods	13.1	—	—	—	13.1
Payments or credits attributed to sales in:
Current period	(7.2)	(5.4)	—	(0.4)	(13.0)
Prior periods	(46.6)	(5.3)	(0.4)	(2.4)	(54.7)
Balance, September 30, 2017	$66.5	$4.5	$7.1	$3.4	$81.5

	Three Months Ended September 30, 2016
	Rebates and Chargebacks	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, July 1, 2016	$46.0	$4.9	$6.3	$2.8	$60.0
Provisions attributed to sales in:
Current period	57.0	9.5	0.4	3.4	70.3
Prior periods	(0.2)	—	—	(0.1)	(0.3)
Payments or credits attributed to sales in:
Current period	(8.9)	(5.4)	—	(1.0)	(15.3)
Prior periods	(43.2)	(4.5)	—	(2.5)	(50.2)
Balance, September 30, 2016	$50.7	$4.5	$6.7	$2.6	$64.5

	Nine Months Ended September 30, 2017
	Rebates and Chargebacks	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, January 1, 2017	$46.0	$4.3	$7.7	$2.8	$60.8
Provisions attributed to sales in:
Current period	164.1	28.4	0.5	10.1	203.1
Prior periods	13.3	—	—	(0.2)	13.1
Payments or credits attributed to sales in:
Current period	(106.8)	(24.0)	—	(6.6)	(137.4)
Prior periods	(50.1)	(4.2)	(1.1)	(2.7)	(58.1)
Balance, September 30, 2017	$66.5	$4.5	$7.1	$3.4	$81.5

	Nine Months Ended September 30, 2016
	Rebates and Chargebacks	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, January 1, 2016	$44.6	$3.9	$5.3	$2.6	$56.4
Provisions attributed to sales in:
Current period	154.7	27.5	1.9	9.4	193.5
Prior periods	4.0	—	—	—	4.0
Payments or credits attributed to sales in:
Current period	(110.4)	(23.2)	—	(6.8)	(140.4)
Prior periods	(42.2)	(3.7)	(0.5)	(2.6)	(49.0)
Balance, September 30, 2016	$50.7	$4.5	$6.7	$2.6	$64.5

Cost of Product Sales

The table below summarizes cost of product sales by major category (dollars in millions):

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2017	2016	Change	2017	2016	Change
Category:
Cost of product sales, excluding share-based compensation	$21.3	$20.0	7%	$56.4	$52.6	7%
Share-based compensation (benefit) expense(1)	(1.8)	3.6	(150)%	(3.7)	(8.3)	55%
Total cost of product sales	$19.5	$23.6	(17)%	$52.7	$44.3	19%

(1)                     Refer to Share-based Compensation (Benefit) Expense section below for discussion.

Research and Development

The table below summarizes research and development expense by major category (dollars in millions):

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2017	2016	Change	2017	2016	Change
Category:
Research and development, excluding share-based compensation	$62.0	$37.2	67%	$164.9	$111.0	49%
Share-based compensation (benefit) expense(1)	(7.0)	8.7	(180)%	(13.9)	(30.3)	54%
Total research and development expense	$55.0	$45.9	20%	$151.0	$80.7	87%

(1)                     Refer to Share-based Compensation (Benefit) Expense section below for discussion.

Research and development, excluding share-based compensation. The increase in research and development expense of $24.8 million for the three months ended September 30, 2017, as compared to the same period in 2016, was driven by the expansion of our pipeline programs to treat cardiopulmonary diseases and cancer and to develop technologies in organ manufacturing. Research and development expense for the treatment of cardiopulmonary diseases increased by $14.3 million for the three months ended September 30, 2017, as compared to the same period in 2016, due to increased spending on several clinical and non-clinical studies, including FREEDOM-EV, INCREASE and SOUTHPAW, and on the development of new drug products, including RemoPro, and drug delivery devices, including the RemoSynch and RemUnity systems. Research and development expenses for cancer-related projects increased by $5.9 million for the three months ended September 30, 2017, as compared to the same period in 2016, driven by an increase in spending on the DISTINCT study. Research and development expenses for our organ manufacturing projects increased by $4.1 million for the three months ended September 30, 2017, as compared to the same period in 2016, due to increased preclinical work on technologies designed to increase the supply and distribution of transplantable organs and tissues.

The increase in research and development expense of $53.9 million for the nine months ended September 30, 2017, as compared to the same period in 2016, was driven by the expansion of our pipeline programs to treat cardiopulmonary diseases and cancer and to develop technologies in organ manufacturing. Research and development expense for the treatment of cardiopulmonary diseases increased by $17.6 million for the nine months ended September 30, 2017, as compared to the same period in 2016, due to increased spending on several clinical and non-clinical studies, including FREEDOM-EV, INCREASE and SOUTHPAW, and on the development of new drug products, including Remopro, and drug delivery devices, including the RemoSynch and RemUnity systems, partially offset by a decrease in expenses for esuberaprost formulation and the related BEAT study, as the clinical trial is fully enrolled. Research and development expenses for cancer-related projects increased by $15.1 million for the nine months ended September 30, 2017, as compared to the same period in 2016, due to an increase in spending on the DISTINCT study. Research and development expenses for organ manufacturing projects increased by $19.8 million for the nine months ended September 30, 2017, as compared to the same period in 2016, due to increased preclinical work on technologies designed to increase the supply and distribution of transplantable organs and tissues.

Selling, General and Administrative

The table below summarizes selling, general and administrative expense by major category (dollars in millions):

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2017	2016	Change	2017	2016	Change
Category:
General and administrative, excluding share-based compensation	$46.6	$42.4	10%	$151.7	$164.8	(8)%
Sales and marketing, excluding share-based compensation	15.8	20.1	(21)%	46.7	67.1	(30)%
Share-based compensation (benefit) expense(1)	(15.2)	37.6	(140)%	(27.4)	(54.6)	50%
Total selling, general and administrative expense	$47.2	$100.1	(53)%	$171.0	$177.3	(4)%

(1)                     Refer to Share-based Compensation (Benefit) Expense section below for discussion.

General and administrative, excluding share-based compensation. The increase in general and administrative expense of $4.2 million for the three months ended September 30, 2017, as compared to the same period in 2016, was driven by a $2.7 million increase in legal fees incurred in connection with intellectual property litigation and the U.S. Department of Justice (DOJ) investigation of our support of 501(c)(3) organizations that provide financial assistance to patients.

The decrease in general and administrative expense of $13.1 million for the nine months ended September 30, 2017, as compared to the same period in 2016, was driven by a $32.0 million decrease in grants to non-affiliated, non-profit organizations that provide financial assistance to patients. This decrease was partially offset by a $12.0 million increase in legal fees incurred in connection with intellectual property litigation and the DOJ investigation of our support of 501(c)(3) organizations that provide financial assistance to patients.

Sales and marketing, excluding share-based compensation. The decrease in sales and marketing expense of $4.3 million for the three months ended September 30, 2017, as compared to the same period in 2016, was driven by a $3.7 million decrease in compensation and related costs associated with the 2016 consolidation of our sales and marketing staff.

The decrease in sales and marketing expense of $20.4 million for the nine months ended September 30, 2017, as compared to the same period in 2016, was driven by a $11.0 million decrease in compensation and related costs associated with the consolidation of the sales and marketing staff and a $9.4 million decrease in external consulting and marketing related expenses.

Share-based Compensation (Benefit) Expense

The table below summarizes share-based compensation (benefit) expense by major category (dollars in millions):

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2017	2016	Change	2017	2016	Change
Category:
Share tracking awards plan	$(38.0)	$45.8	(183)%	$(77.5)	$(116.5)	33%
Stock options	13.1	3.3	297%	29.9	21.7	38%
Other(1)	0.9	0.8	13%	2.6	1.6	63%
Total share-based compensation (benefit) expense	$(24.0)	$49.9	(148)%	$(45.0)	$(93.2)	52%

(1)                     Includes expense related to restricted stock units and our employee stock purchase plan.

Share tracking awards plan. The decrease in share tracking awards plan expense of $83.8 million for the three months ended September 30, 2017, as compared to the same period in 2016, was primarily due to a 10 percent decrease in our stock price during the three months ended September 30, 2017, compared to an 11 percent increase in the price of our common stock during the same period in 2016. The decrease in share tracking awards plan benefit of $39.0 million for the nine months ended September 30, 2017, as compared to the same period in 2016, was primarily due to an 18 percent decrease in the price of our common stock during the nine months ended September 30, 2017, compared to a 25 percent decrease in the price of our common stock during the same period in 2016.

Estimated Loss Contingency

We are engaged in settlement negotiations with the DOJ to resolve an investigation related to our support of 501(c)(3) organizations that provide financial assistance to patients. During the second quarter of 2017, we recorded a $210.0 million accrual relating to this matter. We recorded this accrual in other current liabilities on our consolidated balance sheets and as an operating expense on our consolidated statements of operations. We expect any such settlement will include a settlement payment to the government, and it may also include non-monetary obligations, such as our entering into a corporate integrity agreement (CIA). We may be required to incur significant future costs to comply with the CIA. If we do not reach a settlement with the DOJ, we may incur material losses in connection with the defense or resolution of any subsequent litigation with the government. Any action taken by DOJ, including settlement, could result in negative publicity or otherwise harm our reputation, reduce demand for our products and/or reduce coverage of our products, including by federal health care programs such as Medicare and Medicaid and state health care programs. Because matters such as this are inherently unpredictable, the ultimate outcome of this matter, including the amount of any loss, may differ materially from our estimates. This matter is described in more detail in Note 12—Litigation—Department of Justice Subpoena, to our consolidated financial statements.

Impairment of Cost Method Investments

During the three-and nine-month periods ended September 30, 2017, we recorded $3.1 million and $49.6 million, respectively, of impairment charges related to our cost method investments in privately-held companies.

Income Tax Expense

The provision for income taxes was $229.6 million for the nine months ended September 30, 2017, as compared to $285.3 million for the same period in 2016. Our effective tax rate as of September 30, 2017 and September 30, 2016, was approximately 37 percent and approximately 32 percent, respectively. Our 2017 effective tax rate increased compared to 2016 primarily due to: (1) the non-deductible portion of a $210.0 million loss contingency accrual; and (2) the impairment charges related to two of our investments held at cost that are not currently deductible for tax purposes. Refer to Note 10—Income Taxes, to our consolidated financial statements.

Share Repurchase

In April 2017, our Board of Directors approved a share repurchase program authorizing up to $250.0 million in aggregate repurchases of our common stock. Pursuant to this authorization, in May 2017, we paid $250.0 million to enter into an accelerated share repurchase agreement (ASR) with Citibank, N.A. (Citibank). Pursuant to the terms of the ASR, in June 2017, Citibank delivered to us approximately 1.7 million shares of our common stock, representing the minimum number of shares we were entitled to receive under the ASR. The ASR was originally scheduled to terminate during the fourth quarter of 2017; however, in September 2017, Citibank notified us of its election to accelerate the termination date of the contract to September 8, 2017. Upon termination of the ASR, Citibank delivered to us approximately 0.3 million additional shares of our common stock.

Financial Condition, Liquidity and Capital Resources

We have funded our operations principally through sales of our commercial products and, from time-to-time, third-party financing arrangements. We believe that our current liquidity is sufficient to fund ongoing operations and future business plans as we expect demand for our commercial products to continue to grow. Furthermore, our customer base remains stable and we believe it presents minimal credit risk. However, any projections of future cash flows are inherently subject to uncertainty and we may seek other forms of financing. In January 2016, we entered into our 2016 Credit Agreement, which provides an unsecured, revolving line of credit of up to $1.0 billion, of which $250.0 million was drawn as of September 30, 2017. See Unsecured Revolving Credit Facility below for further details.

Cash and Cash Equivalents and Marketable Investments

Cash and cash equivalents and marketable investments comprise the following (dollars in millions):

	September 30, 2017	December 31, 2016	Percentage Change
Cash and cash equivalents	$1,067.5	$1,023.0	4%
Marketable investments - current	143.2	27.8	415%
Marketable investments - non-current	338.5	2.3	NM (1)
Total cash and cash equivalents and marketable investments	$1,549.2	$1,053.1	47%

(1)                     Calculation is not meaningful.

The net increase in our cash and cash equivalents and marketable investments was primarily due to $560.0 million in net cash generated from operations and $38.2 million in proceeds from stock option exercises, which were partially offset by $58.5 million in cash paid to purchase property, plant and equipment and $55.3 million in cash paid for an investment held at cost.

Cash Flows

Cash flows comprise the following (dollars in millions):

	Nine Months Ended September 30,		Percentage
	2017	2016	Change
Net cash provided by operating activities	$560.0	$480.2	17%
Net cash (used in) provided by investing activities	$(557.2)	$39.8	(1,500)%
Net cash provided by (used in) financing activities	$41.5	$(396.0)	110%

Operating Activities

Our operating assets and liabilities consist primarily of accounts receivable, inventories, accounts payable and accrued expenses, which include share-based compensation arrangements.

The increase of $79.8 million in net cash provided by operating activities for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was primarily due to: (1) a $70.8 million increase in cash flows related to increased revenues and (2) a $33.1 million decrease in cash paid for income taxes due to timing of payments. The increases were partially offset due to changes in other operating assets and liabilities.

Investing Activities

The increase of $597.0 million in net cash used in investing activities for the nine months ended September 30, 2017 compared to net cash provided by investing activities for the nine months ended September 30, 2016 was primarily due to: (1) a $529.8 million increase in cash used for net purchases of available-for-sale, held-to-maturity and other investments; (2) a $35.2 million increase in cash paid to purchase property, plant and equipment; and (3) a $47.7 million increase in cash paid for investments held at cost. The increases were partially offset due to changes in other investing activities.

Financing Activities

The increase of $437.5 million in net cash provided by financing activities for the nine months ended September 30, 2017 compared to net cash used in financing activities for the nine months ended September 30, 2016 was primarily due to: (1) $250.0 million in proceeds from borrowing under our line of credit used to fund the ASR described in Note 8—Debt—Unsecured Revolving Credit Facility, to our consolidated financial statements; (2) a $145.5 million decrease in repurchases of our common stock; and (3) a $32.0 million increase in proceeds from stock option exercises.

Unsecured Revolving Credit Facility

In January 2016, we entered into the 2016 Credit Agreement, providing for an unsecured revolving credit facility of up to $1.0 billion. In January 2017, the maturity date of the 2016 Credit Agreement was extended to January 2022. On June 1, 2017, we borrowed $250.0 million under this facility and used the funds to initiate the accelerated share repurchase program noted above. We intend to repay the full outstanding balance within the next year. Refer to Note 8—Debt—Unsecured Revolving Credit Facility, to our consolidated financial statements.

Summary of Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires our management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We continually evaluate our estimates and judgments to determine whether they are reasonable, relevant and appropriate. These assumptions are frequently developed from historical data or experience, currently available information and anticipated developments. By their nature, our estimates are subject to an inherent degree of uncertainty; consequently, actual results may differ. We discuss critical accounting policies and estimates that involve a higher degree of judgment and complexity in Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 with the exception of the removal of the effect of the forfeiture rate as disclosed in the following notes to our consolidated financial statements: Note 2—Basis of Presentation—Recently Issued Accounting Standards, Note 7—Share Tracking Awards Plans, Note 9—Stockholders’ Equity and Note 10—Income Taxes.

Recently Issued Accounting Standards

See Note 2—Basis of Presentation, to our consolidated financial statements for information on our adoption during the current period and anticipated adoption of recently issued accounting standards.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk has not materially changed since December 31, 2016.

Item 4.  CONTROLS AND PROCEDURES

Based on their evaluation, as of September 30, 2017, our Chairman and Chief Executive Officer and Chief Financial Officer and Treasurer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, summarized, processed and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chairman and Chief Executive Officer and Chief Financial Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

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

•                  The outcome of pending and potential future legal and regulatory actions, including investigations, audits and inspections, by the FDA and other regulatory and government enforcement agencies, such as the pending investigation by the U.S. Department of Justice regarding our support of 501(c)(3) organizations that provide financial assistance to patients taking our medicines;

•                  The impact of competing therapies on sales of our commercial products, including the impact of generic products such as generic forms of Adcirca, which may become available following patent expiry in November 2017; generic forms of Remodulin, which we expect four generic companies will launch in June 2018 and December 2018; and newly-developed therapies, such as Uptravi®;

•                  The expectation that we will be able to manufacture sufficient quantities and maintain adequate inventories of our commercial products, through both our in-house manufacturing capabilities and third-party manufacturing sites, and our ability to obtain and maintain related approvals by the FDA and other regulatory agencies;

•                  The adequacy of our intellectual property protection and the validity and expiration dates of the patents we own or license, as well as the regulatory exclusivity periods for our products;

•                  Our ability to defend our intellectual property against generic and other challenges, including but not limited to the challenges described in this Report related to Remodulin, Tyvaso and Orenitram;

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

Our clinical trials may be discontinued, delayed, canceled or disqualified for various reasons, including:

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

Numerous treatments currently compete with our commercial therapies, and others are under development. For example, for the treatment of PAH, we compete with Adempas®, Flolan®, Ilomedin®, Letairis®, Opsumit®, Revatio®, Tracleer®, Uptravi®, Veletri®, Volibris®, Ventavis®, generic epoprostenol and generic sildenafil citrate. Our competitors may introduce new products that render all or some of our technologies and products obsolete or noncompetitive. For example, Uptravi was approved by the FDA in December 2015 for the treatment of PAH, and competes directly with Orenitram. Our commercial therapies may also have to compete with investigational products currently in development, such as Trevyent®, which is a single-use, pre-filled pump being developed by SteadyMed to deliver a two-day supply of treprostinil subcutaneously using SteadyMed’s PatchPump® technology. In June 2017, SteadyMed submitted an NDA seeking FDA approval of Trevyent, and in August 2017, SteadyMed announced receipt of a refuse-to-file letter from FDA relating to SteadyMed’s NDA, requesting further information on certain device specifications and requiring performance testing as well as additional design verification and validation testing on the final, to-be-marketed Trevyent product. In January 2016, SteadyMed announced that Trevyent had been granted orphan drug designation by the FDA for the treatment of PAH. As a result, if Trevyent obtains FDA approval prior to FDA approval of RemUnity (our pre-filled, semi-disposable treprostinil pump) or RemoSynch (our implantable system for intravenous treprostinil), SteadyMed could have seven years of exclusivity during which the FDA may be prevented from approving these products except in limited circumstances such as a showing of clinical superiority. In addition, we may not compete successfully against generic competitors, as we anticipate generic tadalafil may be launched in late 2017, and generic treprostinil will be launched in 2018, as described elsewhere in this Report. It is unclear what revenues, if any, we will generate from Adcirca sales after patent expiry in November 2017.

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

In May 2016, we received a subpoena from the U.S. Department of Justice (DOJ) requesting documents related to our support of 501(c)(3) organizations that provide financial assistance to patients. Other companies have received similar inquiries. We are cooperating with this inquiry. At this time, we are engaged in settlement discussions and have recorded a $210.0 million accrual relating to this matter. We expect any such settlement will include a settlement payment to the government, and it may also include non-monetary obligations, such as our entering into a corporate integrity agreement (CIA). We may be required to incur significant future costs to comply with the CIA. If we do not reach a settlement with the DOJ, we may incur material losses in connection with the defense or resolution of any subsequent litigation with the government. Because matters such as this are inherently unpredictable, the ultimate outcome of this matter, including the amount of any loss, may differ materially from our estimates.

It is possible that any actions taken by the DOJ as a result of this inquiry, or any future action taken by federal or local governments, legislative bodies and enforcement agencies, could result in civil penalties or injunctive relief, negative publicity or other negative actions that could harm our reputation, reduce demand for our products and/or reduce coverage of our products, including by federal health care programs such as Medicare and Medicaid and state health care programs. If any or all of these events occur, our business, prospects and stock price could be materially and adversely affected.

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

In addition, our internal manufacturing process subjects us to risks as we engage in increasingly complex manufacturing processes. For example, Remodulin, Tyvaso and Unituxin are sterile solutions that must be prepared under highly-controlled environmental conditions, which are challenging to maintain on a commercial scale. In addition, Unituxin is a monoclonal antibody. As with all biologic products, monoclonal antibodies are inherently more difficult to manufacture than our treprostinil-based products and involve increased risk of viral and other contaminants. All of our Orenitram and Unituxin manufacturing is performed internally, with no FDA-approved back-up manufacturing site. Our limited internal manufacturing capacity has restricted our ability to supply Unituxin outside the United States. We are constructing a new facility to expand our manufacturing capacity for dinutuximab, the active ingredient in Unituxin, but this process will take several years and may not be successful at all. We presently have no plans to engage a third-party contract manufacturer for dinutuximab drug substance, although we are in the process of qualifying a third-party manufacturer for finished Unituxin drug product. We presently have no plans to engage a third-party contract manufacturer for Orenitram. Our long-term organ manufacturing programs will involve exceptionally complicated manufacturing processes, many of which have never been attempted on a clinical or commercial scale. It will take substantial time and resources to develop and implement such manufacturing processes, or we may never be able to do so successfully.

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

•                  Natural and man-made disasters (such as fires, contamination, power loss, hurricanes, earthquakes, flooding, terrorist attacks and acts of war) impacting our internal and third-party manufacturing sites could cause a supply disruption;

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

Third parties assist us in activities critical to our operations, such as: (1) manufacturing our clinical and commercial products; (2) conducting clinical trials, preclinical studies and other research and development activities; (3) obtaining regulatory approvals; (4) conducting pharmacovigilance-related and product complaint activities, including drug safety, reporting adverse events and product complaints; and (5) marketing and distributing our products. For risks relating to the involvement of third parties in our manufacturing process, see the risk factor above, entitled Our manufacturing strategy exposes us to significant risks.

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

We rely on Lilly to manufacture and supply Adcirca for us, and we use Lilly’s pharmaceutical wholesaler network to distribute Adcirca. If Lilly is unable to manufacture or supply Adcirca or its distribution network is disrupted, it could delay, disrupt or prevent us from selling Adcirca. For example, in September 2017 Hurricane Maria caused Lilly’s manufacturing facility in Puerto Rico, which is the sole manufacturing site for Adcirca, to shut down. While we believe this facility will become operational in time to prevent a supply disruption, we have no control over when the facility will become operational. In addition, Lilly has the right to determine the price of Adcirca. Changes in Lilly’s prices could adversely impact demand or reimbursement for Adcirca.

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

The Federal False Claims Act, as amended by the Patient Protection and Affordable Care Act of 2010 (PPACA), prohibits any person from presenting or causing to be presented a false claim or making or causing a false statement material to a false claim. Several pharmaceutical and health care companies have been investigated under this law for allegedly providing free product to customers with the expectation that the customers would bill federal health care programs for the free product. Other companies have been prosecuted for causing false claims to be submitted because of these companies’ marketing of a product for unapproved and non-reimbursable uses. Potential liability under the Federal False Claims Act includes mandatory treble damages and significant per-claim penalties. The majority of states also have statutes similar to the Federal Anti-Kickback Statute and the Federal False Claims Act. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer’s product from reimbursement under state government programs, debarment, criminal fines, and imprisonment.

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

The period under which our commercial and developmental therapies are protected by our patent rights is limited. Three of our U.S. patents covering our current methods of synthesizing and producing treprostinil, the active ingredient in Remodulin, Tyvaso and Orenitram, expire in October 2017, and a fourth will expire in 2028. Our patents relating to our individual treprostinil-based products expire at various times between 2018 and 2031. We settled patent litigation with Sandoz, Teva, Par and Dr. Reddy’s, which will permit them to launch generic versions of Remodulin in the United States in June 2018 (Sandoz) and December 2018 (Teva, Par and Dr. Reddy’s), although they may be permitted to enter the market earlier under certain circumstances. For further details, please see Part I, Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations — Generic Competition. The U.S. patent for Adcirca for the treatment of pulmonary hypertension will expire in November 2017. We have no issued patents or pending patent applications covering Unituxin.

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

We may borrow up to $1.0 billion under the 2016 Credit Agreement, which matures in January 2022. Our ability to make payments on or refinance our debt obligations, including any outstanding balance under the 2016 Credit Agreement, and any future debt that we may incur, will depend on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. Our inability to generate sufficient cash flows to satisfy our debt obligations would materially and adversely affect our financial position and results of operations.

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

Social media is increasingly being used as a communication vehicle for information about our products and the diseases that our therapies are designed to treat. Social media practices in our industry continue to evolve and regulations relating to such use are not always clear. This evolution creates uncertainty and risk of noncompliance with regulations applicable to our business. For example, patients and others may use social media channels to comment on the effectiveness of a product or to report an alleged adverse event. When such disclosures occur, we may fail to monitor and comply with applicable adverse event reporting obligations or we may not be able to defend against political and market pressures generated by social media due to restrictions on what we may say about our products. There is also a risk of inappropriate disclosure of sensitive information or negative or inaccurate comments about us on any social networking website. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face overly restrictive regulatory actions or incur other harm to our business.

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

The price of common stock can be highly volatile within the pharmaceutical and biotechnology sector. Consequently, there can be significant price and volume fluctuations in the market that may not relate to operating performance. The following table sets forth the high and low closing prices of our common stock for the periods indicated:

	High	Low
January 1, 2017—September 30, 2017	$168.42	$114.60
January 1, 2016—December 31, 2016	$155.54	$98.33
January 1, 2015—December 31, 2015	$188.56	$119.57

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
Beginning repurchase authority				$—
July 1, 2017 - July 31, 2017	—	$—	—	—
August 1, 2017 - August 31, 2017	—	—	—	—
September 1, 2017 - September 30, 2017(1)	287,164	126.47	287,164	—
Total	287,164	$126.47	287,164	$—

(1)                     In May 2017, we paid $250.0 million to enter into an accelerated share repurchase agreement (ASR). In June 2017, we received an initial delivery of approximately 1.7 million shares of our common stock. The transaction was completed in September 2017, at which time we received approximately 0.3 million additional shares of our common stock to settle the ASR. The average price paid per share was calculated with reference to the volume weighted average price per share of our common stock over the term of the ASR, less a negotiated discount.

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

101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed with the SEC on October 25, 2017, formatted in Extensible Business Reporting Language (XBRL): (1) the Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, (2) the Consolidated Statements of Operations for the three- and nine-month periods ended September 30, 2017 and 2016, (3) the Consolidated Statements of Comprehensive Income (Loss) for the three- and nine-month periods ended September 30, 2017 and 2016, (4) the Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2017 and 2016, and (5) the Notes to Consolidated Financial Statements.

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

UNITED THERAPEUTICS CORPORATION

October 25, 2017	/s/ MARTINE A. ROTHBLATT
	By:	Martine A. Rothblatt, Ph.D.
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ JAMES C. EDGEMOND
	By:	James C. Edgemond
	Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)