Form 10-Q
period 2018-03-31
UNITED THERAPEUTICS Corp
filed 2018-05-02
CIK 1082554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2018

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

The number of shares outstanding of the issuer’s common stock, par value $.01 per share, as of April 25, 2018 was 43,544,022.

PART I.  FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

UNITED THERAPEUTICS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$932.7	$705.1
Marketable investments	324.1	222.3
Accounts receivable, no allowance for 2018 and 2017	211.1	297.1
Inventories, net	101.5	107.9
Other current assets	64.2	115.5
Total current assets	1,633.6	1,447.9
Marketable investments	414.8	502.7
Goodwill and other intangible assets, net	45.6	45.6
Property, plant and equipment, net	577.5	545.7
Deferred tax assets, net	113.4	113.4
Other non-current assets	235.3	224.1
Total assets	$3,020.2	$2,879.4

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$203.4	$171.1
Share tracking awards plan	82.8	240.1
Other current liabilities	32.2	33.5
Total current liabilities	318.4	444.7
Line of credit	250.0	250.0
Other non-current liabilities	63.2	63.7
Total liabilities	631.6	758.4
Commitments and contingencies
Temporary equity	19.2	19.2
Stockholders’ equity:
Preferred stock, par value $.01, 10,000,000 shares authorized, no shares issued	—	—
Series A junior participating preferred stock, par value $.01, 100,000 shares authorized, no shares issued	—	—
Common stock, par value $.01, 245,000,000 shares authorized, 70,055,130 and 69,858,840 shares issued, and 43,435,914 and 43,239,624 shares outstanding at March 31, 2018 and December 31, 2017, respectively	0.7	0.7
Additional paid-in capital	1,879.5	1,854.3
Accumulated other comprehensive loss	(21.7)	(19.6)
Treasury stock, 26,619,216 shares at March 31, 2018 and December 31, 2017	(2,579.2)	(2,579.2)
Retained earnings	3,090.1	2,845.6
Total stockholders’ equity	2,369.4	2,101.8
Total liabilities and stockholders’ equity	$3,020.2	$2,879.4

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Three Months Ended March 31,
	2018	2017
	(Unaudited)
Revenues:
Net product sales	$389.2	$370.5
Total revenues	389.2	370.5
Operating expenses:
Cost of product sales	53.2	14.3
Research and development	35.7	36.2
Selling, general and administrative	(6.6)	56.4
Total operating expenses	82.3	106.9
Operating income	306.9	263.6
Other income (expense):
Interest expense	(2.6)	(0.8)
Other, net	4.7	0.8
Total other income (expense), net	2.1	—
Income before income taxes	309.0	263.6
Income tax expense	(64.5)	(85.0)
Net income	$244.5	$178.6
Net income per common share:
Basic	$5.65	$4.01
Diluted	$5.57	$3.89
Weighted average number of common shares outstanding:
Basic	43.3	44.5
Diluted	43.9	45.9

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Three Months Ended March 31,
	2018	2017
	(Unaudited)
Net income	$244.5	$178.6
Other comprehensive income:
Defined benefit pension plan:
Actuarial (loss) gain arising during period, net of tax	—	(0.1)
Amortization of actuarial gain and prior service cost included in net periodic pension cost, net of tax	0.3	0.1
Total defined benefit pension plan, net of tax	0.3	—
Unrealized (loss) gain on available-for-sale securities, net of tax	(2.4)	0.1
Other comprehensive (loss) income, net of tax	(2.1)	0.1
Comprehensive income	$242.4	$178.7

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Three Months Ended March 31,
	2018	2017
	(Unaudited)
Cash flows from operating activities:
Net income	$244.5	$178.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7.9	7.9
Share-based compensation benefit	(101.1)	(19.1)
Other	(0.1)	(8.5)
Changes in operating assets and liabilities:
Accounts receivable	86.0	26.5
Inventories	6.4	(7.3)
Accounts payable and accrued expenses	22.0	(1.1)
Other assets and liabilities	10.1	53.8
Net cash provided by operating activities	275.7	230.8

Cash flows from investing activities:
Purchases of property, plant and equipment	(37.6)	(15.6)
Purchases of held-to-maturity and other investments	(26.9)	(25.1)
Maturities of held-to-maturity investments	26.8	20.8
Purchases of available-for-sale investments	(86.0)	(145.7)
Maturities of available-for-sale investments	70.0	—
Purchase of an investment in a privately-held company	(5.0)	—
Net cash used in investing activities	(58.7)	(165.6)

Cash flows from financing activities:
Payments of debt issuance costs	(0.7)	(0.7)
Proceeds from the exercise of stock options	9.2	33.0
Proceeds from the issuance of stock under employee stock purchase plan	2.1	2.1
Net cash provided by financing activities	10.6	34.4

Net increase in cash and cash equivalents	227.6	99.6
Cash and cash equivalents, beginning of period	705.1	1,023.0
Cash and cash equivalents, end of period	$932.7	$1,122.6

Supplemental cash flow information:
Cash paid for interest	$2.3	$1.0
Cash paid for income taxes	$0.2	$—
Non-cash investing and financing activities:
Non-cash additions to property, plant and equipment	$13.9	$6.5

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

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

2.              Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all of the information required by U.S. generally accepted accounting principles (GAAP) for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on February 21, 2018 (our “Annual Report”).

In our management’s opinion, the accompanying consolidated financial statements contain all adjustments, including normal, recurring adjustments, necessary to fairly present our financial position as of March 31, 2018, statements of operations, comprehensive income and cash flows for the three-month periods ended March 31, 2018 and March 31, 2017. Interim results are not necessarily indicative of results for an entire year.

Significant Accounting Policies Update

Our significant accounting policies are detailed in Note 2—Summary of Significant Accounting Policies to the consolidated financial statements included in our Annual Report. Significant changes to our accounting policies as a result of adopting Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), are discussed below.

Revenue Recognition

On January 1, 2018, we adopted Topic 606 using the modified retrospective approach applied to those contracts in effect as of January 1, 2018. Under this transition method, results for reporting periods beginning after January 1, 2018 are presented under the new standard, while prior period amounts are not adjusted and continue to be reported in accordance with our historical accounting under Topic 605, Revenue Recognition. See the Recently Issued Accounting Standards section below for further discussion of the adoption of Topic 606, including the impact on our 2018 financial statements.

To determine revenue recognition for contractual arrangements that we determine are within the scope of Topic 606, we perform the following five steps: (i) identify each contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to our performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy the relevant performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer.

Our revenues are generated from the sale of our five commercially approved products: Remodulin, Tyvaso, Orenitram, Unituxin and Adcirca. We recognize revenue when we transfer control of our products to our distributors, as our contracts have a single performance obligation (delivery of our product). Except for Adcirca sales, the performance obligation is generally satisfied when our products are delivered to the distributor’s designated location. We recognize revenue from Adcirca sales upon shipment from an Eli Lilly and Company (Lilly) distribution center. Future revenue from delivery of our products will be based on purchase orders provided to us by our distributors. We are not required to disclose the value of unsatisfied performance obligations as our contracts have a noncancelable duration of one year or less.

See Note 10—Segment Information, for information on revenues disaggregated by commercial product, geographic area and customer.

Gross-to-Net Deductions

As is customary in the pharmaceutical industry, our product sales are recorded net of various forms of gross-to-net deductions. These deductions vary the consideration we are entitled to in exchange for the sale of our products to our distributors, and include reserves for: (1) rebates and chargebacks; (2) prompt payment discounts; (3) product returns; and (4) distributor fees and other allowances. We estimate these reserves in the same period that we recognize revenue for product sales to distributors. The net product sales amount recognized represents the amount we believe will not be subject to a significant future reversal of revenue.

Estimating gross-to-net deductions involves the use of significant assumptions and judgments, as well as information obtained from external sources. For our rebate and chargeback liabilities, in particular, the time lag experienced in the payment of the rebate or chargeback may result in revisions of these accruals in future periods. However, based on our significant history and experience estimating these accruals and our development of these accruals based on the expected value method, we do not believe there will be significant changes to our estimates recorded during the period of sale. For all types of gross-to-net deductions, for the three-month period ended March 31, 2018, we recognized an aggregate reduction of our net product sales of $3.1 million related to revenue recognized from product sales in prior periods. The reduction was primarily due to adjustments to accruals for prior periods related to our participation in state Medicaid programs.

Rebates and chargebacks. Allowances for rebates include mandated discounts due to our participation in various government health care programs and contracted discounts with commercial payers. We estimate our rebate liability on a product-by-product basis, considering actual revenue, contractual discount rates, expected utilization under each contract and historical payment experience. We also consider changes in our product pricing and information regarding changes in program regulations and guidelines. Our chargebacks represent contractual discounts payable to distributors for the difference between the invoice price paid to us by the distributor for a particular product and the contracted price that the distributor’s customer pays for that product. Our chargebacks primarily relate to sales of Adcirca. We estimate our chargeback liability on a product-by-product basis, primarily considering historical payment experience. Although we accrue a liability for rebates and chargebacks in the same period the product is sold, third-party reporting and payment of the rebate or chargeback amount occur on a time lag, with the majority of rebates and chargebacks paid within six months from date of sale. Our liability for rebates and chargebacks is included in accounts payable and accrued expenses on our consolidated balance sheets.

Prompt payment discounts. We offer prompt pay discounts to many of our distributors, typically for payments made within 30 days. Prompt pay discounts are estimated in the period of sale based on our experience with sales to eligible distributors. Our domestic distributors have routinely taken advantage of these discounts and we expect them to continue to do so. Prompt pay discounts are recorded as a deduction to the accounts receivable balance presented on our consolidated balance sheets.

Product returns. The sales terms for Adcirca and Unituxin include return rights that extend throughout the distribution channel. For Adcirca, customers have the right to return expired product for up to 12 months past the product’s expiration date. Returned product is destroyed. We recognize an allowance for returns of Adcirca based on our historical returns experience and considering expiration dates of product shipped (generally 24 to 36 months after the initial sale). To date, actual returns have not differed materially from our estimates. In the event a generic version of Adcirca is launched following loss of regulatory exclusivity in May 2018, we may see a considerable drop in demand for Adcirca. A decrease in Adcirca demand could cause amounts of Adcirca to expire unsold, causing us to incur increased liabilities for product returns.

For Unituxin, we ship product with shorter expiration dates (generally nine to 14 months after the initial sale), but our historical returns have not been material and we therefore do not record a returns allowance. For sales of our other commercial products, we do not offer our customers a general right of return. We record our allowance for product returns in other current and non-current liabilities on our consolidated balance sheets.

Distributor fees and other allowances. Distributor fees include distribution and other service fees paid to certain distributors. These fees are based on contractual amounts or rates applied to purchases of our product or units of service provided in a given period. Our liability for distributor fees is included in accounts payable and accrued expenses on our consolidated balance sheets.

Trade Receivables

We invoice and receive payment from our customers after we recognize revenue, resulting in receivables from our customers that are presented as accounts receivable on our consolidated balance sheets. Accounts receivable consist of short-term amounts due from our distributors (generally 30 to 90 days) and are stated at the amount we expect to collect. We establish an allowance for doubtful accounts based on our assessment of the collectability of specific distributor accounts. No impairment losses were recognized as of March 31, 2018 and March 31, 2017. Changes in accounts receivable are primarily due to the timing and magnitude of orders of our products, the timing of when control of our products is transferred to our distributors and the timing of cash collections.

Adcirca

Adcirca is manufactured for us by Lilly and distributed through its pharmaceutical wholesaler network. Specifically, Lilly handles all of the administrative functions associated with the sale of Adcirca on our behalf, including the receipt and processing of customer purchase orders, shipment to customers, and invoicing and collection of customer payments. We recognize sales of Adcirca on a gross basis (net of reserves for gross-to-net deductions) based on our determination that we are acting as a principal due to our control of the product prior to its transfer to our customers. Our control is evidenced by our substantive ownership of product inventory, the fact that we bear all inventory risks, our primary responsibility for the acceptability of the product to our customers, and our ability to influence net product sales through our contracting decisions with commercial payors and participation in governmental-funded programs.

Recently Issued Accounting Standards

Accounting Standards Adopted During the Period

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09). The new standard supersedes the revenue recognition requirements in Topic 605, Revenue Recognition (Topic 605), and requires entities to recognize revenue when control of the promised goods or services is transferred to customers. Revenue is recognized at an amount that reflects the consideration to which the entity expects to be entitled to, in exchange for those goods or services. We adopted the new standard on January 1, 2018, using the modified retrospective approach, applied only to contracts in effect as of January 1, 2018. Upon adoption, we changed the timing of revenue recognition for sales of Adcirca to recognize revenue when control of Adcirca is transferred to a distributor upon shipment from a Lilly distribution center, which occurs at the time Adcirca is shipped. Previously, we recognized sales of Adcirca when Adcirca was delivered to distributors. This change did not result in an adjustment to amounts previously recognized as revenue under Topic 605 as all shipments had reached the distributor as of December 31, 2017. Overall, adoption of the new standard did not have a material impact on the amounts reported in our financial statements and there were no other significant changes impacting the timing or measurement of our revenue or our business processes and controls. We have included additional disclosures related to our adoption of Topic 606 above, under Revenue Recognition.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01), which requires equity investments to be measured at fair value through net income. Equity investments that are accounted for under the equity method are not impacted. ASU 2016-01 provides a new measurement alternative for equity investments without readily determinable fair values. These investments are measured at cost, less any impairment, adjusted for observable price changes. ASU 2016-01 requires separate presentation of the financial assets and liabilities by category and form. ASU 2016-01 should be applied prospectively and is effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. We adopted the new standard on

January 1, 2018, with no material impact to our financial statements. Effective January 1, 2018, we elected to record our equity investments in privately-held companies that do not have readily determinable fair values using the alternative measurement method.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows—Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15), which reduces existing diversity in the classification of certain cash receipts and cash payments on the statements of cash flows. ASU 2016-15 should be applied retrospectively and is effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. We adopted the new standard on January 1, 2018, with no material impact to our financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes—Intra-Entity Transfers of Assets Other Than Inventory (ASU 2016-16), which requires that an entity recognize the income tax consequences of an intra-entity transfer of assets other than inventory when the transfer occurs. ASU 2016-16 is effective for annual reporting periods beginning after December 15, 2017. We adopted the new standard on January 1, 2018 using a modified retrospective approach, with no material impact to our financial statements.

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

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU 2017-07), which requires the service cost component to be reported separately from the other components of net pension cost. Service cost will be presented in the same line item as other employer compensation costs within operating expenses. The other components of net pension cost are required to be presented outside of operations and will be presented in “Other, net” on our consolidated statements of operations. Only the service cost component will be eligible for asset capitalization. Companies are required to apply the change in income statement presentation retrospectively, and the change in capitalized benefit cost prospectively. We adopted the new standard on January 1, 2018, with no material impact to our financial statements.

Accounting Standards Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASU 2016-02), which requires that assets and liabilities arising under leases be recognized on the balance sheet. ASU 2016-02 also requires additional quantitative and qualitative disclosures that provide the amount, timing, and uncertainty of cash flows relating to lease arrangements. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, using a modified retrospective approach. The modified retrospective approach requires retrospective application to the earliest period presented in the respective financial statements. This approach also provides certain practical expedients related to leases that commenced prior to the effective date and allows the use of hindsight when evaluating lease options. While early adoption is permitted, we have elected not to early adopt the standard and will adopt on January 1, 2019. We have begun to identify all leases involved in the relevant time frame, determine if we will elect to utilize the practical expedients, and gather data required to comply with the guidance. We are currently evaluating the effect of adoption on our financial statements.

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

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02). The standard provides financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect (or portion thereof) of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (Tax Reform) is recorded. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our financial statements.

3.              Investments

Available-for-Sale Investments

Marketable investments classified as available-for-sale consisted of the following (in millions):

As of March 31, 2018	Amortized Cost	Gross Unrealized Losses	Fair Value
U.S. government and agency securities	$695.4	$(5.1)	$690.3
Corporate notes and bonds	25.1	(0.3)	24.8
Total	$720.5	$(5.4)	$715.1
Reported under the following captions on our consolidated balance sheet:
Cash and cash equivalents			$5.5
Current marketable investments			297.9
Non-current marketable investments			411.7
Total			$715.1

As of December 31, 2017	Amortized Cost	Gross Unrealized Losses	Fair Value
U.S. government and agency securities	$726.5	$(3.0)	$723.5
Corporate notes and bonds	13.9	—	13.9
Total	$740.4	$(3.0)	$737.4
Reported under the following captions on our consolidated balance sheet:
Cash and cash equivalents			$41.7
Current marketable investments			194.6
Non-current marketable investments			501.1
Total			$737.4

The following table summarizes the contractual maturities of available-for-sale marketable investments (in millions):

	March 31, 2018
	Amortized Cost	Fair Value
Due in less than one year	$304.7	$303.4
Due in one to three years	415.8	411.7
Total	$720.5	$715.1

	December 31, 2017
	Amortized Cost	Fair Value
Due within one year	$236.7	$236.3
Due in one to three years	503.7	501.1
Total	$740.4	$737.4

Investments in Privately-Held Companies

As of March 31, 2018, we maintained non-controlling equity investments in privately-held companies of approximately $189.0 million in the aggregate. Upon adoption of ASU 2016-01 on January 1, 2018, we began to measure these investments using the measurement alternative because the fair values of these investments are not readily determinable. Under this alternative, the investments are measured at cost, less any impairment, adjusted for any observable price changes. During the three-month period ended March 31, 2018, we paid $5.0 million for an investment in a privately-held company. We include our investments in privately-held companies within other non-current assets on our consolidated balance sheets. These investments are subject to a periodic impairment review and if they are deemed to be other-than-temporarily impaired, the investment is measured and recorded at fair value.

Variable Interest Entity

In April 2017, we made a $7.5 million minority investment in a privately-held company. In addition to our investment, we entered into an exclusive license, development and commercialization agreement (the License Agreement) with this company. The License Agreement provides us certain control rights and, as a result, we are required to consolidate the balance sheet and results of operations of this company. The control rights relate to additional research and development funding that we may provide to this company over a period of six years. We are also entitled to representation on a joint development committee that approves the company’s use of funding provided by us. For further details regarding this investment, refer to Note 4—Investments—Variable Interest Entity to the consolidated financial statements included in our Annual Report.

4.              Fair Value Measurements

We account for certain assets and liabilities at fair value and classify these assets and liabilities within a fair value hierarchy (Level 1, Level 2 or Level 3). Our other current assets and our other current liabilities have fair values that approximate their carrying values. Assets and liabilities subject to fair value measurements are as follows (in millions):

	As of March 31, 2018
	Level 1	Level 2	Level 3	Balance
Assets
Money market funds(1)	$492.5	$—	$—	$492.5
Time deposits(2)	—	25.4	—	25.4
U.S. government and agency securities(2)	—	690.3	—	690.3
Corporate debt securities(2)	—	28.7	—	28.7
Total assets	$492.5	$744.4	$—	$1,236.9
Liabilities
Contingent consideration(3)	—	—	12.8	12.8
Total liabilities	$—	$—	$12.8	$12.8

	As of December 31, 2017
	Level 1	Level 2	Level 3	Balance
Assets
Money market funds(1)	$217.9	$—	$—	$217.9
Time deposits(2)	—	25.2	—	$25.2
U.S. government and agency securities(2)	—	723.5	—	723.5
Corporate debt securities(2)	—	18.0	—	18.0
Total assets	$217.9	$766.7	$—	$984.6
Liabilities
Contingent consideration(3)	—	—	12.8	12.8
Total liabilities	$—	$—	$12.8	$12.8

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

5.              Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value and consist of the following, net of reserves (in millions):

	March 31, 2018	December 31, 2017
Raw materials	$24.9	$27.9
Work-in-progress	24.5	24.1
Finished goods	52.1	55.9
Total inventories	$101.5	$107.9

6.              Debt

Unsecured Revolving Credit Facility

In January 2016, we entered into a credit agreement (the Credit Agreement) with Wells Fargo Bank, National Association (Wells Fargo), as administrative agent and a swingline lender, and various other lender parties, providing for an unsecured revolving credit facility of up to $1.0 billion. In accordance with the terms of the Credit Agreement, in January 2017 and in January 2018, we extended the maturity date of the Credit Agreement by one year to January 2022 and January 2023, respectively.

At our option, amounts borrowed under the Credit Agreement bear interest at either the LIBOR rate or a fluctuating base rate, in each case, plus an applicable margin determined on a quarterly basis based on our consolidated ratio of total indebtedness to EBITDA (as calculated in accordance with the Credit Agreement).

On June 1, 2017, we borrowed $250.0 million under this facility and used the funds to initiate an accelerated share repurchase program. Refer to Note 8—Stockholders’ Equity—Share Repurchase. This balance remained outstanding at March 31, 2018. As we do not intend to repay the full outstanding balance within one year, the outstanding balance is classified as long-term within our consolidated balance sheet. We elected to have interest on this draw calculated at LIBOR plus an applicable margin. During the three-month period ended March 31, 2018, we recorded $2.6 million of interest expense related to the credit facility.

The Credit Agreement contains customary events of default and customary affirmative and negative covenants. As of March 31, 2018, we were in compliance with such covenants. Lung Biotechnology PBC is our only subsidiary that guarantees our obligations under the Credit Agreement though, from time to time, one or more of our other subsidiaries may be required to guarantee such obligations.

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

7.              Share-Based Compensation

As of March 31, 2018, we have two shareholder-approved equity incentive plans: the United Therapeutics Corporation Amended and Restated Equity Incentive Plan (the 1999 Plan) and the United Therapeutics Corporation 2015 Stock Incentive Plan (the 2015 Plan). The 2015 Plan was approved by our shareholders in June 2015 and provides for the issuance of up to 6,150,000 shares of our common stock pursuant to awards granted under the 2015 Plan. As a result of the approval of the 2015 Plan, no further awards have been or will be granted under the 1999 Plan. Currently, we grant equity-based awards including stock options and restricted stock units (RSUs) under the 2015 Plan. Refer to the sections entitled Employee Stock Options and Restricted Stock Units below.

We previously issued awards under the United Therapeutics Corporation Share Tracking Awards Plan, adopted in June 2008 (2008 STAP) and the United Therapeutics Corporation 2011 Share Tracking Awards Plan, adopted in March 2011 (2011 STAP). We refer to the 2008 STAP and the 2011 STAP collectively as the “STAP” and awards granted and/or outstanding under either of these plans as “STAP awards.” Refer to the section entitled Share Tracking Awards Plans below. We discontinued the issuance of STAP awards in June 2015.

In 2012, our shareholders approved the United Therapeutics Corporation Employee Stock Purchase Plan (ESPP), which is structured to comply with Section 423 of the Internal Revenue Code. Refer to the section entitled Employee Stock Purchase Plan below.

The following table reflects the components of share-based compensation expense (benefit) recognized in our consolidated statements of operations (in millions):

	Three Months Ended March 31,
	2018	2017
Stock Options	$12.7	$4.6
Restricted Stock Units	0.9	0.5
Share Tracking Awards	(115.0)	(24.6)
Employee Stock Purchase Plan	0.3	0.4
Total Share-Based Compensation Benefit Before Tax	$(101.1)	$(19.1)

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

In March 2017, we began issuing stock options with performance vesting conditions to certain executives under the 2015 Plan. These stock options have vesting conditions tied to the achievement of specified performance criteria, which have target performance levels that span from one to three years. Upon the conclusion of the performance period, the performance level achieved will be measured and the ultimate number of shares that may vest will be determined. Share-based compensation expense for these awards is recorded ratably over their vesting period, depending on the specific terms of the award and anticipated achievement of the specified performance criteria. During three-month period ended March 31, 2018, we granted 0.9 million stock options with performance vesting conditions with a total grant date fair value of $23.7 million based on achievement of target performance levels. During the three-month period ended March 31, 2018, we recorded $7.6 million of share-based compensation expense related to these awards.

The table below includes the weighted-average assumptions used to measure the fair value of all stock options (including both stock options with time-based vesting and performance-based vesting conditions) granted during the three-month periods ended March 31, 2018 and March 31, 2017:

	March 31, 2018	March 31, 2017
Expected volatility	36.1%	35.7%
Risk-free interest rate	2.7%	2.2%
Expected term of awards (in years)	6.3	6.1
Expected dividend yield	0.0%	0.0%

A summary of the activity and status of stock options under our equity incentive plans during the three-month period ended March 31, 2018 is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2018	5,878,323	$119.61
Granted	943,635	111.00
Exercised	(174,295)	52.77
Forfeited/canceled	(84,235)	141.72
Outstanding at March 31, 2018	6,563,428	$119.86	7.4	$44.2
Exercisable at March 31, 2018	3,525,309	$111.43	6.0	$42.5
Unvested at March 31, 2018	3,038,119	$129.64	9.1	$1.7

The weighted average fair value of a stock option granted during each of the three-month periods ended March 31, 2018 and March 31, 2017, was $45.00 and $56.28, respectively. These stock options have an aggregate grant date fair value of $42.5 million and $107.3 million, respectively. The total fair value of stock options that vested during the three-month periods ended March 31, 2018 and March 31, 2017 was $31.1 million and $11.0 million, respectively.

Total share-based compensation expense relating to stock options is as follows (in millions):

	Three Months Ended March 31,
	2018	2017
Cost of product sales	$0.3	$0.2
Research and development	0.9	0.5
Selling, general and administrative	11.5	3.9
Share-based compensation expense before taxes	12.7	4.6
Related income tax benefit	(2.9)	(1.7)
Share-based compensation expense, net of taxes	$9.8	$2.9

As of March 31, 2018, unrecognized compensation cost was $121.6 million. Unvested outstanding stock options as of March 31, 2018 had a weighted average remaining vesting period of 2.3 years.

Stock option exercise data is summarized below (dollars in millions):

	Three Months Ended March 31,
	2018	2017
Number of options exercised	174,295	334,065
Cash received	$9.2	$33.0
Total intrinsic value of options exercised	$10.4	$20.3

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

A summary of the activity with respect to, and status of, restricted stock units under the 2015 Plan during the three-month period ended March 31, 2018 is presented below:

	Number of Restricted Stock Units	Weighted- Average Grant Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Unvested at January 1, 2018	23,040	$128.98
Granted	155,637	111.03
Vested	—	—
Forfeited/canceled	(1,294)	111.00
Unvested at March 31, 2018	177,383	$113.37	9.9	$19.9

Total share-based compensation expense relating to restricted stock units is as follows (in millions):

	Three Months Ended March 31,
	2018	2017
Cost of product sales	$—	$—
Research and development	0.1	—
Selling, general and administrative	0.8	0.5
Share-based compensation expense before taxes	0.9	0.5
Related income tax benefit	(0.2)	—
Share-based compensation expense, net of taxes	$0.7	$0.5

As of March 31, 2018, unrecognized compensation cost related to the grant of restricted stock units was $17.8 million. Unvested outstanding restricted stock units as of March 31, 2018 had a weighted average remaining vesting period of 2.9 years.

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

The aggregate STAP liability balance was $82.8 million and $241.3 million at March 31, 2018 and December 31, 2017, respectively, of which zero and $1.2 million, respectively, has been classified as other non-current liabilities on our consolidated balance sheets based on their vesting terms.

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

The table below includes the weighted-average assumptions used to measure the fair value of the outstanding STAP awards:

	March 31, 2018	March 31, 2017
Expected volatility	33.3%	36.3%
Risk-free interest rate	2.1%	1.4%
Expected term of awards (in years)	1.2	2.4
Expected dividend yield	—%	—%

The closing price of our common stock was $112.36 and $135.38 on March 31, 2018 and March 31, 2017, respectively. The closing price of our common stock was $147.95 on December 31, 2017.

A summary of the activity and status of STAP awards during the three-month period ended March 31, 2018 is presented below:

	Number of Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2018	4,096,394	$95.60
Granted	—	—
Exercised	(588,650)	55.87
Forfeited	(33,888)	144.28
Outstanding at March 31, 2018	3,473,856	$101.86	5.5	$98.4
Exercisable at March 31, 2018	3,195,265	$97.43	5.4	$97.5
Unvested at March 31, 2018	278,591	$152.67	6.8	$0.9

Share-based compensation benefit recognized in connection with STAP awards is as follows (in millions):

	Three Months Ended March 31,
	2018	2017
Cost of product sales	$(6.2)	$(1.7)
Research and development	(23.6)	(5.8)
Selling, general and administrative	(85.2)	(17.1)
Share-based compensation benefit before taxes	$(115.0)	$(24.6)
Related income tax expense	26.3	9.0
Share-based compensation benefit, net of taxes	$(88.7)	$(15.6)

Cash paid to settle STAP awards exercised during the three-month periods ended March 31, 2018 and March 31, 2017 was $43.6 million and $32.4 million, respectively.

Employee Stock Purchase Plan

In June 2012, our shareholders approved the United Therapeutics Corporation Employee Stock Purchase Plan (ESPP), which is structured to comply with Section 423 of the Internal Revenue Code. The ESPP provides eligible employees with the right to purchase shares of our common stock at a discount through elective accumulated payroll deductions at the end of each offering period. Offering periods, which began in 2012, occur in consecutive six-month periods commencing on September 5th and March 5th of each year. Eligible employees may contribute up to 15 percent of their base salary, subject to certain annual limitations as defined in the ESPP. The purchase price of the shares is equal to the lower of 85 percent of the closing price of our common stock on either the first or last trading day of a given offering period. In addition, the ESPP provides that no eligible employee may purchase more than 4,000 shares during any offering period. The ESPP has a 20-year term and limits the aggregate number of shares that can be issued under the ESPP to 3.0 million.

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

	Three Months Ended March 31,
	2018	2017
Numerator:
Net income	$244.5	$178.6
Denominator:
Weighted average outstanding shares — basic	43.3	44.5
Effect of dilutive securities(1):
Warrants	—	0.3
Stock options, restricted stock units and employee stock purchase plan	0.6	1.1
Weighted average shares — diluted(2)	43.9	45.9
Net income per common share:
Basic	$5.65	$4.01
Diluted	$5.57	$3.89

Stock options and warrants excluded from calculation(2)	3.9	1.8

(1)                     Calculated using the treasury stock method.

(2)                     Certain stock options and warrants have been excluded from the computation of diluted earnings per share because their impact would be anti-dilutive for the three-month periods ended March 31, 2018 and March 31, 2017.

Share Repurchase

In April 2017, our Board of Directors approved a share repurchase program authorizing up to $250.0 million in aggregate repurchases of our common stock. Pursuant to this authorization, in May 2017 we paid $250.0 million to enter into an accelerated share repurchase agreement (ASR) with Citibank, N.A. (Citibank). Pursuant to the terms of the ASR, in June 2017 Citibank delivered to us approximately 1.7 million shares of our common stock, representing the minimum number of shares we were entitled to receive under the ASR. Upon termination of the ASR in September 2017, Citibank delivered to us approximately 0.3 million additional shares of our common stock. The ASR was accounted for as an equity transaction and the shares we repurchased under the ASR were included in treasury stock when the shares were received.

9.              Income Taxes

Our effective income tax rate (ETR) for the three months ended March 31, 2018 and March 31, 2017 was 21 percent and 32 percent, respectively.

Tax Reform was enacted on December 22, 2017 and has multiple provisions that impact our tax expense. The significant impacts of Tax Reform to our 2018 tax expense include a reduction in the U.S. federal corporate tax rate from 35 percent to 21 percent, a reduction of the Orphan Drug Credit, and the repeal of the Section 199 deduction for domestic manufacturing activities.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of Tax Reform. As a result of changes under Tax Reform, we recognized a provisional amount of $71.0 million of additional tax expense in our consolidated financial statements for the year ended December 31, 2017. The additional tax expense is primarily due to the revaluing of our ending net deferred tax assets at December 31, 2017 because of the reduction in the U.S. corporate income tax rate under Tax Reform. While we have substantially completed our provisional analysis of the income tax effects of Tax Reform, and recorded a reasonable estimate of such effects in our consolidated financial statements for the year ended December 31, 2017, the ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, further refinement of our calculations, additional analysis, changes in assumptions, additional IRS guidance, and actions we may take as a result of Tax Reform.  During the three months ended March 31, 2018, we did not make any adjustments to the provisional amounts we previously recorded.

As of both March 31, 2018 and March 31, 2017, our uncertain tax positions were $0.5 million. Unrecognized tax benefits as of both March 31, 2018 and March 31, 2017, included $0.3 million of tax benefits that, if recognized, would impact our ETR. We record interest and penalties related to uncertain tax positions as a component of income tax expense. As of March 31, 2018 and March 31, 2017, we have not accrued any interest expense related to uncertain tax positions. We are unaware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

10.       Segment Information

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

Net product sales, cost of product sales and gross profit for each of our commercial products were as follows (in millions):

	Three Months Ended March 31,
	Remodulin	Tyvaso	Adcirca	Orenitram	Unituxin	Total
2018
Net product sales	$126.8	$94.6	$97.6	$52.2	$18.0	$389.2
Cost of product sales	3.0	3.0	41.9	3.0	2.3	53.2
Gross profit	$123.8	$91.6	$55.7	$49.2	$15.7	$336.0

2017
Net product sales	$145.8	$87.4	$80.0	$39.3	$18.0	$370.5
Cost of product sales	2.0	2.8	4.6	2.8	2.1	14.3
Gross profit	$143.8	$84.6	$75.4	$36.5	$15.9	$356.2

Geographic revenues are determined based on the country in which our customers (distributors) are located. Total revenues from external customers by geographic area are as follows (in millions):

	Three Months Ended March 31,
	March 31, 2018	March 31, 2017
United States	$365.8	$339.5
Rest-of-World(1)	23.4	31.0
Total	$389.2	$370.5

(1)                     Primarily Europe.

We recorded revenue from two specialty pharmaceutical distributors in the United States comprising 48 percent and 16 percent of total revenues, respectively, during the three-month period ended March 31, 2018 and 50 percent and 15 percent of total revenues, respectively, during the three-month period ended March 31, 2017. All of our revenues for Adcirca are distributed through Lilly’s pharmaceutical wholesaler network.

11.       Litigation

Watson Laboratories, Inc.

In June 2015, we received a Paragraph IV certification notice letter from Watson Laboratories, Inc. (Watson) indicating that Watson has submitted an abbreviated new drug application (ANDA) to the FDA to market a generic version of Tyvaso. In its notice letter, Watson states that it intends to market a generic version of Tyvaso before the expiration of U.S. Patent Nos. 6,521,212 and 6,756,033, each of which expires in November 2018; and U.S. Patent No. 8,497,393, which expires in December 2028. Watson’s notice letter states that the ANDA contains a Paragraph IV certification alleging that these patents are not valid, not enforceable, and/or will not be infringed by the commercial manufacture, use or sale of the proposed product described in Watson’s ANDA submission. We responded to the Watson notice letter by filing a lawsuit in July 2015 against Watson in the U.S. District Court for the District of New Jersey alleging infringement of U.S. Patent Nos. 6,521,212, 6,756,033, and 8,497,393. Under the Hatch-Waxman Act, the FDA was automatically precluded from approving Watson’s ANDA for up to 30 months from receipt of Watson’s notice letter (which period expired in December 2017) or until the issuance of a U.S. District Court decision that is adverse to us, whichever occurs first. In September 2015, Watson filed (1) a motion to dismiss some, but not all, counts of the complaint; (2) its answer to our complaint; and (3) certain counterclaims against us. The District Court granted Watson’s motion to dismiss certain counts of our complaint. In September 2015, we filed our answer to Watson’s counterclaims. In June 2016, Watson sent us a second Paragraph IV certification notice letter addressing two new patents, U.S. Patent Nos. 9,339,507 (the ‘507 patent) and 9,358,240 (the ‘240 patent), which expire in March and May 2028, respectively. In June 2016, we filed an amended complaint against Watson asserting these two additional patents. In June 2017, Watson filed petitions with the Patent Trial and Appeal Board (PTAB) of the U.S. Patent and Trademark Office for inter partes review (IPR), seeking to invalidate the ‘507 patent and ‘240 patent. On January 11, 2018, the PTAB issued decisions to institute IPR proceedings with respect to both patents.

Trial in the District Court on all of the asserted patents was scheduled to take place in September 2017. The parties, however, asked the District Court to stay the case until 14 days after the PTAB resolves Watson’s IPR petitions either by declining to institute the IPRs or by issuing a final written decision on the merits. The District Court granted the request staying the case, and as such trial will not occur until sometime after the stay is lifted. The stay will not be lifted until there is a final written decision by the PTAB, which we expect by January 2019.

We intend to vigorously enforce our intellectual property rights relating to Tyvaso.

Actavis Laboratories FL, Inc.

In response to ANDA filings by Actavis Laboratories FL, Inc. (Actavis) to market a generic version of Orenitram, we filed lawsuits against Actavis in March 2016 and in June 2016, both in the U.S. District Court for the District of New Jersey, alleging infringement of several of our patents. Later in 2016 we filed amended complaints alleging infringement of additional patents and Actavis filed counterclaims against us. On February 15, 2018, we entered into a Settlement Agreement with Actavis to settle all ongoing litigation between the parties concerning Actavis’ ANDA for a generic version of Orenitram. Under the Settlement Agreement, we granted Actavis a non-exclusive license to manufacture and commercialize in the United States the generic version of Orenitram described in Actavis’ ANDA filing beginning on June 15, 2027, although Actavis may be permitted to enter the market earlier under certain circumstances. The Settlement Agreement does not grant Actavis a license to manufacture a generic version of any other product, such as Tyvaso or Remodulin. The Settlement Agreement does not grant Actavis any rights other than those required to launch Actavis’ generic version of Orenitram. The terms of the settlement agreement are substantially similar to the terms of our settlement agreement with Sandoz, Inc. (Sandoz) and other generic companies relating to Remodulin. In accordance with the terms of the Settlement Agreement, the parties have submitted the Settlement Agreement to the U.S. Federal Trade Commission and the U.S. Department of Justice for review. On February 21, 2018, the litigation was dismissed without prejudice.

SteadyMed Ltd.

In October 2015, SteadyMed Ltd. (SteadyMed) filed an IPR petition with the PTAB seeking to invalidate U.S. Patent No. 8,497,393 (the ‘393 Patent), which expires in December 2028 and covers a method of making treprostinil, the active pharmaceutical ingredient in Remodulin, Tyvaso and Orenitram. The ‘393 Patent was also the subject of now-settled litigation with several generic companies relating to ANDAs to market generic versions of Remodulin and with Actavis relating to its ANDA to market a generic version of Orenitram, and remains the subject of our pending litigation with Watson, described above. In June 2017, SteadyMed submitted a new drug application (NDA) to the FDA seeking approval of a product called Trevyent®, which is a single-use, pre-filled pump intended to deliver a two-day supply of treprostinil subcutaneously using SteadyMed’s PatchPump® technology. In August 2017, SteadyMed announced receipt of a refuse-to-file letter from the FDA relating to SteadyMed’s NDA, requesting further information on certain device specifications and requiring performance testing as well as additional design verification and validation testing on the final, to-be-marketed Trevyent product. SteadyMed has announced plans to resubmit its NDA during the fourth quarter of 2018.

In March 2017, the PTAB issued a Final Written Decision regarding SteadyMed’s IPR, finding that all claims of the ‘393 patent are not patentable. In May 2017, we appealed the PTAB’s decision to the U.S. Court of Appeals for the Federal Circuit, and in November 2017, the Federal Circuit issued its decision affirming the PTAB. On February 9, 2018, we filed a petition for certiorari seeking review of the Federal Circuit decision by the United States Supreme Court. We withdrew our petition for certiorari on April 27, 2018, and as a result the ‘393 patent is no longer valid.

12.  Subsequent Events

SteadyMed Merger Agreement

On April 29, 2018, we entered into an Agreement and Plan of Merger (Merger Agreement) with SteadyMed and Daniel 24043 Acquisition Corp Ltd., our wholly-owned subsidiary (Merger Sub). The Merger Agreement provides for the merger of Merger Sub with and into SteadyMed (the Merger), with SteadyMed surviving the Merger as our wholly-owned subsidiary.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each SteadyMed ordinary share will be converted into the right to receive (i) $4.46 in cash; and (ii) one contractual contingent value right representing the right to receive a contingent cash payment of $2.63 upon the achievement of a specified milestone relating to the commercialization of SteadyMed’s Trevyent product. The aggregate amount of cash consideration to be paid to holders of SteadyMed securities at the closing of the Merger is expected to be approximately $141.0 million, and the aggregate amount of contingent consideration to be paid, if payable, will equal $75.0 million.

Consummation of the Merger is subject to various closing conditions, including but not limited to adoption of the Merger Agreement by SteadyMed shareholders and the expiration or termination of all waiting periods applicable to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Assuming that all conditions to closing of this transaction will be satisfied or waived, we expect the Merger to be completed in the third quarter of this year.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017, and the consolidated financial statements and accompanying notes included in Part I, Item I of this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934 (the Exchange Act) and the Private Securities Litigation Reform Act of 1995, including the statements listed in the section below entitled Part II, Item 1A—Risk Factors. These statements are based on our beliefs and expectations about future outcomes and are subject to risks and uncertainties that could cause our actual results to differ materially from anticipated results. Factors that could cause or contribute to such differences include those described in Part II, Item 1A—Risk Factors of this Quarterly Report on Form 10-Q; factors described in our Annual Report on Form 10-K for the year ended December 31, 2017, under the section entitled Part I, Item 1A—Risk Factors—Forward-Looking Statements; and factors described in other cautionary statements, cautionary language and risk factors set forth in our other filings with the Securities and Exchange Commission (SEC). We undertake no obligation to publicly update these forward-looking statements, whether as a result of new information, future events or otherwise.

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

•                  Unituxin® (dinutuximab) Injection (Unituxin). In March 2015, the FDA approved our Biologics License Application (BLA) for Unituxin in combination with granulocyte-macrophage colony-stimulating factor, interleukin-2, and 13-cis-retinoic acid, for the treatment of patients with high-risk neuroblastoma (a rare form of pediatric cancer) who achieve at least a partial response to prior first-line multi-agent, multimodality therapy. Unituxin is a chimeric, monoclonal antibody composed of a combination of mouse and human proteins that induces antibody-dependent cell-mediated cytotoxicity, a form of cell-mediated immunity whereby the immune system actively targets a cell that has been bound by specific antibodies. We received orphan drug designation for Unituxin from the FDA, conferring exclusivity through March 2022, during which period the FDA may not approve any application to market the same drug for the same indication, except in limited circumstances such as a showing of clinical superiority. In addition, approval of our BLA conferred a 12-year exclusivity period through March 2027, during which the FDA may not approve a biosimilar for Unituxin.

Revenues

Our net product sales consist of sales of the five commercial products noted above. We have entered into separate, non-exclusive distribution agreements with Accredo Health Group, Inc. and its affiliates, including Curascript SD Specialty Distribution (Accredo), and CVS Caremark, Inc. (Caremark) to distribute Remodulin, Tyvaso and Orenitram in the United States, and we have entered into an exclusive distribution agreement with ASD Specialty Healthcare, Inc. (ASD), an affiliate of AmerisourceBergen Corporation, to distribute Unituxin in the United States. We also sell Remodulin and Tyvaso to distributors internationally. We sell Adcirca through Lilly’s pharmaceutical wholesale network. To the extent we have increased the price of any of these products, increases have typically been in the single-digit percentages per year, except for Adcirca, the price of which is set solely by Lilly. In 2018, we anticipate revenues will decrease as compared to 2017 given the impact of anticipated generic competition for Adcirca beginning mid-2018, as well as reimbursement challenges for our oral therapies leading to increased utilization of our patient assistance programs. We are investing in the development of new products and label expansions for existing products, which we expect to result in a return to revenue growth beginning in 2019.

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

Generic Competition

We settled litigation with each of Sandoz, Inc. (Sandoz), Teva Pharmaceuticals USA, Inc. (Teva), Par Sterile Products, LLC (Par) and Dr. Reddy’s Laboratories, Inc. (Dr. Reddy’s), relating to their abbreviated new drug applications (ANDAs) seeking FDA approval to market generic versions of Remodulin before the expiration of certain of our U.S. patents. Under the terms of our settlement agreements, Sandoz can market its generic version of Remodulin in the United States beginning as early as June 2018, and Teva, Par and Dr. Reddy’s can each launch their generic versions in the United States beginning in December 2018, although each of these companies may be permitted to enter the market earlier under certain circumstances. We also settled litigation with Actavis Laboratories FL, Inc. (Actavis) relating to its ANDA seeking FDA approval to market a generic version of Orenitram before the expiration of certain of our U.S. patents. Under the settlement agreement, Actavis can market its generic version of Orenitram in the United States beginning in June 2027, although Actavis may be permitted to enter the market earlier under certain circumstances.

We are engaged in litigation with Watson Laboratories, Inc. (Watson), based on its ANDA seeking to market a generic version of Tyvaso before the expiration of certain of our U.S. patents at various dates from November 2018 through December 2028. In addition, Watson filed inter partes review (IPR) petitions seeking to invalidate the claims of two of our patents that expire in 2028 and relate to Tyvaso, and on January 11, 2018, the Patent Trial and Appeal Board (PTAB) of the U.S. Patent and Trademark Office (USPTO) issued decisions to institute IPR proceedings with respect to both patents.

Finally, SteadyMed Ltd. (SteadyMed) filed an IPR petition seeking to invalidate the claims of one of our patents that expires in December 2028 and relates to treprostinil (U.S. Patent No. 8,497,393, which we refer to as the ‘393 patent), which is the active ingredient in Remodulin, Tyvaso and Orenitram. In March 2017, the PTAB issued a Final Written Decision in this matter, finding that all claims of the ‘393 patent are not patentable. In May 2017, we appealed this decision to the U.S. Court of Appeals for the Federal Circuit, and the Federal Circuit affirmed the PTAB’s Final Written Decision. In February 2018, we submitted a petition for certiorari with the United States Supreme Court to review the Federal Circuit decision. We withdrew our petition for certiorari on April 27, 2018. As a result, the ‘393 patent is no longer valid.

In January 2016, SteadyMed announced that the FDA had granted orphan drug designation for Trevyent®, which is a single-use, pre-filled pump intended to deliver a two-day supply of treprostinil subcutaneously using SteadyMed’s PatchPump® technology. In June 2017, SteadyMed submitted an NDA to the FDA seeking approval of Trevyent for the treatment of PAH. In August 2017, SteadyMed announced receipt of a refuse-to-file letter from the FDA, in which the FDA refused to accept SteadyMed’s NDA for review, requested further information on certain device specifications and required performance testing and additional design verification and validation testing on the final, to-be-marketed Trevyent product. SteadyMed has indicated it plans to resubmit its NDA by the end of 2018.

Although the ‘393 patent is no longer valid, we have other patents covering subject matters similar to the ‘393 patent and with the same expiration date (December 2028). Specifically, in March 2017, the USPTO awarded us two additional patents related to the ‘393 patent, U.S. Patent Nos. 9,593,066 and 9,604,901. We prosecuted the applications that resulted in these new patents in parallel with the ‘393 patent IPR proceedings and presented claims addressing the invalidity arguments raised by SteadyMed in the ‘393 patent IPR proceedings and by Watson in our ongoing litigation. The USPTO allowed the new patent claims with full knowledge of the ‘393 patent IPR proceedings, the invalidity arguments presented therein, and the invalidity arguments raised by Watson in connection with the ‘393 patent. Thus, we anticipate that these new patents should be less susceptible to challenge than the ‘393 patent. We have listed both of these new patents in the Orange Book for Remodulin, Tyvaso and Orenitram and may in the future decide to assert these patents against any competitor marketing or seeking approval to market generic versions of Remodulin, Tyvaso or Orenitram. Following the Final Written Decision in the ‘393 patent IPR, SteadyMed asked the PTAB to invalidate the new patents because SteadyMed claimed that the new patents’ claims are patentably indistinct from the ‘393 patent claims. The PTAB denied SteadyMed’s request. Thus, SteadyMed must petition the PTAB to request new IPR proceedings if it wishes to attempt to invalidate the patents issued in March 2017. SteadyMed also asked the PTAB to assert jurisdiction over additional new patent applications we filed related to the ‘393 patent that are pending before the USPTO and hold that the claims are patentably indistinct over the claims of the ‘393 patent. The PTAB denied SteadyMed’s request. As a result, the USPTO could potentially award us additional patents based on these applications.

For further details regarding the Watson, Actavis and SteadyMed matters, please see Note 11—Litigation, to our consolidated financial statements.

As a result of our settlements with Sandoz, Teva, Par and Dr. Reddy’s, we expect to see generic competition for Remodulin from these companies in the United States beginning as early as June 2018 (Sandoz) and December 2018 (Teva, Par and Dr. Reddy’s) (or earlier under certain circumstances). As a result of our settlement with Actavis, we expect to see generic competition for Orenitram from Actavis in the United States beginning in 2027. The two patents granted in March 2017 will not impact these settlements allowing generic competition for Remodulin or Orenitram. This increased competition could reduce our net product sales and profits. In addition, while we intend to vigorously enforce our intellectual property rights relating to our products, there can be no assurance that we will prevail in defending our patent rights, or that additional challenges from other ANDA filers or other challengers will not surface with respect to our products. Our patents could be invalidated, found unenforceable or found not to cover one or more generic forms of Remodulin, Tyvaso or Orenitram. If any ANDA filer were to receive approval to sell a generic version of Remodulin, Tyvaso or Orenitram and/or prevail in any patent litigation, the affected product(s) would become subject to increased competition, which could reduce our net product sales and profits.

A U.S. patent for Adcirca for the treatment of pulmonary hypertension expired in November 2017. Lilly has two additional patents expiring in April and November 2020, respectively, covering Adcirca and claiming pharmaceutical compositions and free drug particulate forms (the 2020 Patents). The PTAB has issued a Final Written Decision finding these patents invalid as the result of an IPR proceeding initiated by Actelion Pharmaceuticals Ltd., a Janssen pharmaceutical company of Johnson and Johnson (Actelion). Lilly appealed the PTAB’s decision, and in April 2018 the United States Court of Appeals for the Federal Circuit affirmed the PTAB’s decision. If Lilly wishes to challenge this ruling, Lilly has the right to petition the Federal Circuit for a rehearing or file a petition for certiorari seeking Supreme Court review. In May 2017, we amended our license agreement with Lilly relating to Adcirca to clarify and extend the term of the agreement and to amend the economic terms of the agreement following the expiration of a patent covering Adcirca in November 2017. As a result of this amendment, beginning December 1, 2017, our royalty rate on net product sales of Adcirca increased from five percent to ten percent, and we are required to make milestone payments to Lilly equal to $325,000 for each $1,000,000 in net product sales. Adcirca’s cost of product sales as a percentage of Adcirca’s net product sales has increased significantly since December 1, 2017 due to these cost increases. In the event that Lilly ultimately prevails in one or both of the appeals noted above: (a) the previous five percent royalty rate will apply and the effective date of the new payment structure will be deferred until the expiration, lapse, abandonment or invalidation of the last claim of the 2020 Patents covering commercialization of Adcirca for pulmonary hypertension; and (b) to the extent we had previously paid amounts in excess of five percent, those amounts will be refunded by Lilly. The FDA has already tentatively approved ANDAs filed by at least two generic companies to market generic versions of Adcirca following the expiration of the November 2017 patent. However, the FDA granted Lilly’s request for pediatric exclusivity, which provides an additional six-month exclusivity period through May 2018. As a result, following the expiration of regulatory exclusivity in May 2018, we anticipate the launch of generic versions of Adcirca resulting in decreased Adcirca sales, which will likely lead to a material adverse impact on Adcirca revenue. As amended, the term of our license agreement with Lilly expires on the latest to occur of: (1) expiration, lapse, cancellation, abandonment or invalidation of the last claim to expire within a Lilly patent covering the commercialization of Adcirca for the treatment of pulmonary hypertension in the United States; (2) expiration of any government-conferred exclusivity rights to use Adcirca for the treatment of pulmonary hypertension in the United States; or (3) December 31, 2020.

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

Recent Events

On April 29, 2018, we entered into an Agreement and Plan of Merger (Merger Agreement) with SteadyMed and Daniel 24043 Acquisition Corp Ltd., our wholly-owned subsidiary (Merger Sub). The Merger Agreement provides for the merger of Merger Sub with and into SteadyMed (Merger), with SteadyMed surviving the Merger as our wholly-owned subsidiary.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each SteadyMed ordinary share will be converted into the right to receive (i) $4.46 in cash; and (ii) one contractual contingent value right representing the right to receive a contingent cash payment of $2.63 upon the achievement of a specified milestone relating to the commercialization of SteadyMed’s Trevyent product. The aggregate amount of cash consideration to be paid to holders of SteadyMed securities at the closing of the Merger is expected to be approximately $141 million, and the aggregate amount of contingent consideration to be paid, if payable, will equal $75 million.

Consummation of the Merger is subject to various closing conditions, including but not limited to adoption of the Merger Agreement by SteadyMed shareholders and the expiration or termination of all waiting periods applicable to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Assuming that all conditions to closing of this transaction will be satisfied or waived, we expect the Merger to be completed in the third quarter of this year. Additional information about the Merger and the Merger Agreement is included in our Current Report on Form 8-K, filed on May 1, 2018.

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

Selling, General and Administrative

Our selling, general and administrative expenses primarily include costs associated with the commercialization of approved products and general and administrative costs to support our operations. Selling expenses also include share-based compensation, salary-related expenses, product marketing and sales operations costs, and other costs incurred to support our sales efforts. General and administrative expenses also include our core corporate support functions such as human resources, finance and legal, external costs to support our core business such as insurance premiums, legal fees and other professional service fees. To the extent that we make charitable grants to non-affiliated, non-profit organizations, these are also included within general and administrative expenses.

Share-Based Compensation

Historically, we granted stock options under our Amended and Restated Equity Incentive Plan (the 1999 Plan) and awards under our Share Tracking Awards Plans (STAP). In June 2015, our shareholders approved the United Therapeutics Corporation 2015 Stock Incentive Plan (the 2015 Plan), which authorizes the issuance of up to 6,150,000 shares of our common stock. Following approval of the 2015 Plan, we ceased granting awards under the STAP and the 1999 Plan, and we modified our equity compensation programs to grant stock options to employees and non-employee directors. In June 2016 and October 2017, we also began issuing restricted stock units to non-employee directors and employees, respectively, under the 2015 Plan. Over time, we expect to increase the percentage of our equity awards made to employees in the form of restricted stock units, instead of stock options. The grant date fair values of stock options and restricted stock units are recognized as share-based compensation expense ratably over their vesting periods.

The fair values of STAP awards and stock options are measured using inputs and assumptions under the Black-Scholes-Merton model. The fair value of restricted stock units is measured using our stock price on the date of grant.

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

Near-Term Pipeline Programs (2018-2021)

Product	Mode of Delivery	Indication	Current Status STUDY NAME	Our Territory
Implantable System for Remodulin	Continuous intravenous via implantable pump	PAH	Pending FDA approval	United States, United Kingdom, Canada, France, Germany, Italy and Japan
RemUnity™ (treprostinil)	Continuous subcutaneous via pre-filled, semi-disposable system	PAH	510(k) application pending with FDA	Worldwide
OreniPlus™ (Orenitram in combination with approved background therapy)	Oral	PAH (decrease morbidity and mortality)	Phase IV FREEDOM-EV	Worldwide
Tysuberprost™ (esuberaprost in combination with Tyvaso)	Oral (esuberaprost) Inhaled (Tyvaso)	PAH (decrease morbidity and mortality)	Phase III BEAT	North America, Europe, Mexico, South America, Egypt, India, Israel, South Africa and Australia
RemoPro™ (pain-free subcutaneous Remodulin prodrug)	Continuous subcutaneous	PAH	Pre-Clinical	Worldwide
Dinutuximab	Intravenous	Small cell lung cancer	Phase II/III DISTINCT	Worldwide
Tyvaso-ILD™ (treprostinil)	Inhaled	Pulmonary hypertension associated with idiopathic pulmonary fibrosis (WHO Group 3)	Phase III INCREASE	Worldwide

Medium-Term Pipeline Programs (2022-2025)

Product	Mode of Delivery	Indication	Current Status STUDY NAME	Our Territory
Tyvaso (treprostinil)	Inhaled	Pulmonary hypertension associated with chronic obstructive pulmonary disease (WHO Group 3)	Phase III PERFECT	Worldwide
Aurora-GT™ (eNOS gene therapy)	Intravenous	PAH	Phase II/III SAPPHIRE	United States
OreniLeft™ (treprostinil)	Oral	Pulmonary hypertension associated with left ventricular diastolic dysfunction (WHO Group 2)	Phase III SOUTHPAW	Worldwide

Implantable System for Remodulin

We are working with Medtronic, Inc. (Medtronic) on a program to develop Medtronic’s proprietary intravascular infusion catheter to be used with its SynchroMed® II implantable infusion pump and related infusion system components (together referred to as the Implantable System for Remodulin) in order to deliver Remodulin for the treatment of PAH. The SynchroMed II device is already approved for delivery of medication to treat neuropathic pain. With our funding, Medtronic completed the DelIVery clinical trial, which studied the safety of the Implantable System for Remodulin. The primary objective was to demonstrate a rate of catheter-related complications below 2.5 per 1,000 patient-days while using the Implantable System for Remodulin. In 2013, Medtronic informed us that this primary objective was met. If the Implantable System for Remodulin is approved, the technology has the potential to reduce many of the patient burdens and other complications associated with the use of external pumps to administer prostacyclin analogues. In order to launch the Implantable System for Remodulin in the United States, we are pursuing parallel regulatory filings with Medtronic relating to the device and the drug, respectively. Medtronic’s premarket approval application (PMA) for the device was approved by the FDA in December 2017. We resubmitted our NDA for the use of Remodulin in the implantable pump on January 30, 2018. The FDA has accepted our NDA for a six-month review as a Class 2 resubmission, with an FDA action deadline of July 30, 2018.

Prior to launch, we must enter into a commercialization agreement with Medtronic. Our ability to commercialize the system is entirely dependent on Medtronic’s ability and willingness to manufacture the system on commercially reasonable terms, which will be entirely outside of our control. In addition, launch preparation for an implantable system is inherently complicated and the generation of significant incremental revenues from the use of the Implantable System for Remodulin could take longer than anticipated. Medtronic has informed us that it has fewer than 100 pumps available for initial launch following approval, and that it will be unable to manufacture additional pumps until the FDA approves a next-generation system incorporating a variety of quality enhancements, which is anticipated in late 2019 but may take longer.

Medtronic is entirely responsible for regulatory approvals and all manufacturing and quality systems related to its infusion pump and related components. Medtronic entered into a consent decree citing violations of the quality system regulation for medical devices and requiring it to stop manufacturing, designing and distributing SynchroMed II implantable infusion pump systems, except in limited circumstances, until the FDA determines that Medtronic has met all the provisions listed in the consent decree. During the fourth quarter of 2017, Medtronic was notified by the FDA that these provisions had been satisfied, and Medtronic was therefore permitted to recommence the manufacture and sale of the systems without limitation, but certain other elements of the consent decree remain in effect, such as the requirements to comply with a remediation plan and to submit to periodic auditing of Medtronic’s quality systems. Although we believe we will be permitted to launch the Implantable System for Remodulin following FDA approval, any non-compliance by Medtronic with its consent decree could interrupt its manufacture and sale of the device.

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

In February 2018, DEKA submitted a 510(k) application to the FDA to clear the RemUnity system. We expect this 510(k) application to enable disposable components to be pre-filled with Remodulin by our specialty pharmacy distributors. We are also engaged in further development efforts intended to enable us ultimately to submit a new drug application for a version of the system that includes disposable components that are pre-filled as part of the manufacturing process.

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

In order for Orenitram to reach its full commercial potential, we believe we need to complete successfully further studies to support an amendment to Orenitram’s label to indicate that Orenitram delays morbidity and/or mortality (also known as “time to clinical worsening”) in PAH patients who are on an approved oral background therapy. We refer to this initiative to amend Orenitram’s label as OreniPlus. As such, we are conducting a phase IV registration study called FREEDOM-EV, which is intended to support such a label amendment if successful. Enrollment of this study was completed in December 2017, and we anticipate full results of the study will be available during the fourth quarter of 2018.

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

Finally, we are developing a fully humanized (non-chimeric) version of dinutuximab, the active ingredient in Unituxin. We expect this new version to reduce some of the side effects associated with Unituxin, which is a chimeric composed of a combination of mouse and human proteins.

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

We are enrolling a phase III registration study called INCREASE, which is a study of Tyvaso in patients with WHO Group 3 pulmonary hypertension associated with interstitial lung disease (specifically associated with idiopathic pulmonary fibrosis or combined pulmonary fibrosis and emphysema), which we refer to as Tyvaso-ILD. We are also enrolling a phase III registration study called PERFECT (Pulmonary hypertension EnRichment study For the Evaluation of COPD with Tyvaso), which is a study of Tyvaso in patients with WHO Group 3 pulmonary hypertension associated with chronic obstructive pulmonary disease. There are presently no FDA approved therapies indicated for treatment of WHO Group 3 pulmonary hypertension.

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

Organ Manufacturing

Each year, end stage organ failure kills millions of people. A significant number of these patients could have benefited from an organ transplant. Unfortunately, the number of usable, donated organs available for transplantation has not grown significantly over the past half century while the need has soared. Our long-term goals are aimed at addressing this shortage. With advances in technology, we believe that creating an unlimited supply of tolerable manufactured organs is now principally an engineering challenge, and we are dedicated to finding engineering solutions. Since 2011, we have been engaged in research and development of a variety of technologies designed to increase the supply of transplantable organs and tissues and to improve outcomes for transplant recipients. These programs include preclinical research and development of alternative tissue sources through tissue and organ xenotransplantation, regenerative medicine, biomechanical lungs, and other technologies to create engineered organs and organ tissues. Although our primary focus is on engineered lungs, we are also developing technology for other engineered organs, such as kidneys and hearts, and our manufactured lungs, kidneys and hearts have set records for viability in FDA-required animal models. In February 2018 we reached a significant milestone by achieving 30-day survival of our genetically modified porcine lungs in FDA-required animal models. We are also developing technologies to improve outcomes for lung transplant recipients and to increase the supply of donor lungs through ex-vivo lung perfusion. While we continue to develop and commercialize therapies for rare and life-threatening conditions, we view organ manufacturing as the ultimate technology solution for a broad array of diseases, many of which (such as PAH) have proven incurable thus far through more traditional pharmaceutical and biologic therapies. For this reason, in 2015 we created a wholly-owned public benefit corporation called Lung Biotechnology PBC, chartered with the express purpose of “address[ing] the acute national shortage of transplantable lungs and other organs with a variety of technologies that either delay the need for such organs or expand the supply.”

Future Prospects

As noted above, in 2018 we expect revenues will decrease as compared to 2017, given the impact of anticipated generic competition for Adcirca beginning in mid-2018, as well as reimbursement challenges for our oral therapies leading to increased utilization of our patient assistance programs. A generic version of Remodulin may become available as early as June 2018, which could negatively impact our Remodulin revenues. Our strategy is to resume revenue growth in 2019 and beyond through the approval of new and/or improved indications, formulations and delivery devices. These and other research and development efforts are designed to provide revenue growth in the near and medium term, while efforts are under way to develop technologies in organ manufacturing in the longer term.

Our ability to achieve these objectives and sustain our growth and profitability will depend on many factors, including among others: (1) the timing and outcome of preclinical research, clinical trials and regulatory approvals for products we develop; (2) the timing and degree of success related to the commercial launch of new products; (3) the demand for our products; (4) the price of our products and the reimbursement of our products by public and private health insurance organizations; (5) the competition we face within our industry, including competition from generic companies; (6) our ability to effectively manage our business in an increasingly complex legal and regulatory environment; (7) our ability to defend against challenges to our patents; (8) the success of our efforts to develop technologies in organ manufacturing; and (9) the risks identified in Part II, Item 1A—Risk Factors, included in this Quarterly Report on Form 10-Q.

We believe the increased use of dual-upfront oral therapy (tadalafil and ambrisentan) following positive results of Gilead Sciences, Inc.’s AMBITION study of ambrisentan and tadalafil as an up-front combination therapy for PAH, combined with Actelion’s launch of Uptravi, an oral IP-receptor agonist, has delayed many patients’ initiation of inhaled or infused prostacyclin therapies, which we believe has impacted our current sales of Tyvaso and Remodulin. In addition, Uptravi competes directly with our oral prostacyclin therapy, Orenitram, which we believe has limited our sales of Orenitram. Given the progressive nature of PAH, we believe many patients will begin taking Orenitram, Tyvaso or Remodulin after their disease progresses while on these or other oral therapies, leading to increased revenue from these three products.

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

Results of Operations

Three Months Ended March 31, 2018 and March 31, 2017

Revenues

The following table presents the components of total revenues (dollars in millions):

	Three Months Ended March 31,		Percentage
	2018	2017	Change
Net product sales:
Remodulin	$126.8	$145.8	(13)%
Tyvaso	94.6	87.4	8%
Adcirca	97.6	80.0	22%
Orenitram	52.2	39.3	33%
Unituxin	18.0	18.0	—%
Total revenues	$389.2	$370.5	5%

Revenues for the three months ended March 31, 2018 increased by $18.7 million as compared to the same period in 2017. Adcirca net product sales increased by $17.6 million primarily due to price increases, which were determined by Lilly. Orenitram net product sales increased by $12.9 million primarily due to an increase in the number of patients being treated with Orenitram and the one-time impact of a change in contractual minimum inventory levels with a U.S. distributor, as discussed below. Tyvaso net product sales increased by $7.2 million primarily due to price increases, partially offset by the one-time impact of a change in contractual minimum inventory levels with a U.S. distributor, as discussed below. These net increases in Adcirca, Orenitram and Tyvaso revenues were partially offset by a $19.0 million decrease in Remodulin net product sales due to: (1) a reduction in quantities ordered, based on variations in the timing and magnitude of orders from our U.S. and international distributors, which do not precisely reflect underlying patient demand; (2) a $7.3 million reduction in sales due to a decrease in the international sales price of Remodulin to an international distributor, which we agreed to in connection with a transfer of additional regulatory and commercial responsibilities to that distributor; and (3) the one-time impact of a change in contractual minimum inventory levels with a U.S. distributor, as discussed below.

During the fourth quarter of 2017, we amended our agreements with one of our U.S. specialty pharmacy distributors, in part to make the monthly minimum inventory days-on-hand requirement consistent across Remodulin, Tyvaso, and Orenitram. This change resulted in a one-time decrease in total net product sales of $4.3 million as the distributor adjusted to the new contractual inventory requirement levels in the first quarter of 2018. On an individual product basis, net product sales of Orenitram increased by $3.7 million, net product sales of Tyvaso decreased by $3.5 million, and net product sales of Remodulin decreased by $4.5 million.

We recognize revenues net of gross-to-net deductions, including: (1) rebates and chargebacks; (2) prompt pay discounts; (3) product returns; and (4) distributor fees. Our reserves for gross-to-net deductions are based on historical experiences and contractual and statutory requirements. The tables below include a reconciliation of the liability accounts associated with these deductions (in millions):

	Three Months Ended March 31, 2018
	Rebates and Chargebacks	Prompt Pay Discounts	Product Returns	Distributor Fees	Total
Balance, January 1, 2018	$74.0	$4.7	$7.2	$3.4	$89.3
Provisions attributed to sales in:
Current period	60.0	8.9	0.7	4.6	74.2
Prior periods	3.1	—	—	—	3.1
Payments or credits attributed to sales in:
Current period	(8.0)	(5.0)	—	(1.1)	(14.1)
Prior periods	(45.7)	(4.6)	(0.6)	(1.1)	(52.0)
Balance, March 31, 2018	$83.4	$4.0	$7.3	$5.8	$100.5

	Three Months Ended March 31, 2017
	Rebates and Chargebacks	Prompt Pay Discounts	Product Returns	Distributor Fees	Total
Balance, January 1, 2017	$46.0	$4.3	$7.7	$2.8	$60.8
Provisions attributed to sales in:
Current period	50.5	8.7	(1.3)	3.0	60.9
Prior periods	2.7	—	—	—	2.7
Payments or credits attributed to sales in:
Current period	(4.4)	(5.0)	—	(0.5)	(9.9)
Prior periods	(45.3)	(4.2)	(0.2)	(2.8)	(52.5)
Balance, March 31, 2017	$49.5	$3.8	$6.2	$2.5	$62.0

Cost of Product Sales

The table below summarizes cost of product sales by major category (dollars in millions):

	Three Months Ended March 31,		Percentage
	2018	2017	Change
Category:
Cost of product sales	$59.1	$15.8	274%
Share-based compensation benefit(1)	(5.9)	(1.5)	(293)%
Total cost of product sales	$53.2	$14.3	272%

(1)                     Refer to Share-Based Compensation (Benefit) Expense section below for discussion.

Cost of product sales, excluding share-based compensation. The increase in cost of product sales of $43.3 million for the three months ended March 31, 2018, as compared to the same period in 2017, was primarily attributable to a $37.3 million increase in the royalty expense for Adcirca. As a result of an amendment to our license agreement with Lilly, effective December 1, 2017 our royalty rate on net product sales of Adcirca increased from five percent to an effective rate of approximately 42.5 percent.

Research and Development

The table below summarizes research and development expense by major category (dollars in millions):

	Three Months Ended March 31,		Percentage
	2018	2017	Change
Category:
Research and development projects	$58.2	$41.3	41%
Share-based compensation benefit(1)	(22.5)	(5.1)	(341)%
Total research and development expense	$35.7	$36.2	(1)%

(1)                     Refer to Share-Based Compensation (Benefit) Expense section below for discussion.

Research and development, excluding share-based compensation. The increase in research and development expense of $16.9 million for the three months ended March 31, 2018, as compared to the same period in 2017, was driven by the expansion of our pipeline programs to treat cardiopulmonary diseases and cancer. Research and development expense for the treatment of cardiopulmonary diseases increased by $15.4 million for the three months ended March 31, 2018, as compared to the same period in 2017, due to increased spending on several clinical and non-clinical studies, including INCREASE and SOUTHPAW, and on the development of new drug products, including RemoPro, and drug delivery devices, including the Implantable System for Remodulin and RemUnity systems. Research and development expenses for cancer-related projects increased by $3.3 million for the three months ended March 31, 2018, as compared to the same period in 2017, driven by an increase in spending on the DISTINCT study. Research and development expenses for our organ manufacturing projects did not change significantly for the three months ended March 31, 2018, as compared to the same period in 2017.

Selling, General and Administrative

The table below summarizes selling, general and administrative expense by major category (dollars in millions):

	Three Months Ended March 31,		Percentage
	2018	2017	Change
Category:
General and administrative	$52.8	$53.5	(1)%
Sales and marketing	13.3	15.4	(14)%
Share-based compensation benefit(1)	(72.7)	(12.5)	(482)%
Total selling, general and administrative expense	$(6.6)	$56.4	(112)%

(1)           Refer to Share-Based Compensation (Benefit) Expense below for discussion.

Share-Based Compensation (Benefit) Expense

The table below summarizes share-based compensation expense (benefit) by major category (dollars in millions):

	Three Months Ended March 31,		Percentage
	2018	2017	Change
Category:
Stock options	$12.7	$4.6	176%
Restricted stock units	0.9	0.5	80%
Share tracking awards plan	(115.0)	(24.6)	(367)%
Employee stock purchase plan	0.3	0.4	(25)%
Total share-based compensation benefit	$(101.1)	$(19.1)	(429)%

The table below summarizes share-based compensation benefit by line item on our consolidated statements of operations (dollars in millions):

	Three Months Ended March 31,		Percentage
	2018	2017	Change
Cost of product sales	$(5.9)	$(1.5)	(293)%
Research and development	(22.5)	(5.1)	(341)%
Selling, general and administrative	(72.7)	(12.5)	(482)%
Total share-based compensation benefit	$(101.1)	$(19.1)	(429)%

Share-Based Compensation.  The increase in share-based compensation benefit of $82.0 million for the three months ended March 31, 2018, as compared to the same period in 2017, was primarily due to a $90.4 million decrease to our STAP liability, driven by a greater decrease in our stock price during the three months ended March 31, 2018, as compared to the same period in 2017, partially offset by an $8.1 million increase in stock option expense due to additional awards granted and outstanding in 2018. For more information, refer to Note 7—Share-Based Compensation to our consolidated financial statements.

Income Tax Expense

The provision for income taxes was $64.5 million for the three months ended March 31, 2018, as compared to $85.0 million for the same period in 2017. The estimated effective tax rate as of March 31, 2018 and March 31, 2017, was approximately 21 percent and approximately 32 percent, respectively. Refer to Note 9—Income Taxes, to our consolidated financial statements.

The Tax Cuts and Jobs Act (Tax Reform) was enacted on December 22, 2017 and has multiple provisions that impact our tax expense. The significant impacts of Tax Reform on our 2018 tax expense include a reduction in the U.S. federal corporate tax rate from 35 percent to 21 percent, a reduction of the Orphan Drug Credit, and the repeal of the Section 199 deduction for domestic manufacturing activities.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of Tax Reform. As a result of changes under Tax Reform, we recognized a provisional amount of $71.0 million of additional tax expense in our consolidated financial statements for the year ended December 31, 2017. The additional tax expense is primarily due to the revaluing of our ending net deferred tax assets at December 31, 2017 because of the reduction in the U.S. corporate income tax rate under Tax Reform. While we have substantially completed our provisional analysis of the income tax effects of Tax Reform, and recorded a reasonable estimate of such effects in our consolidated financial statements for the year ended December 31, 2017, the ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, further refinement of our calculations, additional analysis, changes in assumptions, additional IRS guidance, and actions we may take as a result of Tax Reform.  During the three months ended March 31, 2018, we did not make any adjustments to the provisional amounts we previously recorded.

Going forward, we expect to continue to maintain the lower effective tax rate as a result of Tax Reform, principally driven by the reduced federal corporate tax rate, and partially offset by the reduction of the Orphan Drug Credit and the repeal of the Section 199 deduction.

Financial Condition, Liquidity and Capital Resources

We have funded our operations principally through sales of our commercial products and, from time-to-time, third-party financing arrangements. We believe that our current liquidity is sufficient to fund ongoing operations and future business plans as we expect long-term revenues from our commercial products, excluding Adcirca, to continue to grow due to our work on development of new products and label expansions for existing products. Furthermore, our customer base remains stable and we believe it presents minimal credit risk. However, any projections of future cash flows are inherently subject to uncertainty and we may seek other forms of financing. In January 2016, we entered into a credit agreement providing an unsecured, revolving line of credit of up to $1.0 billion, with a current maturity date of January 2023, of which $250.0 million was outstanding as of March 31, 2018. See Unsecured Revolving Credit Facility below for further details.

Cash and Cash Equivalents and Marketable Investments

Cash and cash equivalents and marketable investments comprise the following (dollars in millions):

	March 31, 2018	December 31, 2017	Percentage Change
Cash and cash equivalents	$932.7	$705.1	32%
Marketable investments—current	324.1	222.3	46%
Marketable investments—non-current	414.8	502.7	(17)%
Total cash and cash equivalents and marketable investments	$1,671.6	$1,430.1	17%

The net increase in our cash and cash equivalents and marketable investments was primarily due to: (1) $275.7 million in cash generated from operations; and (2) $9.2 million of proceeds from the exercise of stock options, partially offset by: (1) $37.6 million in cash paid to purchase property, plant and equipment; and (2) $5.0 million in cash paid for an investment in a privately held company.

Cash Flows

Cash flows comprise the following (dollars in millions):

	Three Months Ended March 31,		Percentage
	2018	2017	Change
Net cash provided by operating activities	$275.7	$230.8	19%
Net cash used in investing activities	$(58.7)	$(165.6)	(65)%
Net cash provided by financing activities	$10.6	$34.4	(69)%

Operating Activities

Our operating assets and liabilities consist primarily of accounts receivable, inventories, accounts payable and accrued expenses, which include share-based compensation arrangements.

The increase of $44.9 million in net cash provided by operating activities for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily due to a $59.5 million increase in cash received from collections of accounts receivable, partially offset by an $11.2 million increase in cash paid to settle STAP awards exercised during the three months ended March 31, 2018, as compared to the same period in 2017. The increase in cash from accounts receivable was due to the timing of collections, and to a lesser extent, revenue growth of $18.7 million in the three months ended March 31, 2018, compared to the prior year period.

Investing Activities

The decrease of $106.9 million in net cash used in investing activities for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, was primarily due to a $133.9 million decrease in cash used for net purchases of available-for-sale and held-to-maturity investments. This decrease in cash used was partially offset by: (1) a $22.0 million increase in cash paid to purchase property, plant and equipment; and (2) a $5.0 million increase in cash paid to purchase an investment in a privately held company.

We will need to construct additional facilities to support the development and commercialization of our products and technologies. We have budgeted for capital expenditures of approximately $250.0 million over the next three years.

Financing Activities

The decrease of $23.8 million in net cash provided by financing activities for the three months ended March 31, 2018 compared to net cash used in financing activities for the three months ended March 31, 2017 was due to a $23.8 million decrease in proceeds from stock option exercises.

Unsecured Revolving Credit Facility

In January 2016, we entered into a credit agreement (the Credit Agreement) providing for an unsecured revolving credit facility of up to $1.0 billion. In accordance with the terms of the Credit Agreement, in January 2017 and in January 2018, we extended the maturity date of the Credit Agreement by one year to January 2022 and January 2023, respectively. On June 1, 2017, we borrowed $250.0 million under this facility and used the funds to conduct an accelerated share repurchase program. This balance remained outstanding as of March 31, 2018.  Refer to Note 6—Debt—Unsecured Revolving Credit Facility, to our consolidated financial statements.

Summary of Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires our management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We continually evaluate our estimates and judgments to determine whether they are reasonable, relevant and appropriate. These assumptions are frequently developed from historical data or experience, currently available information and anticipated developments. By their nature, our estimates are subject to an inherent degree of uncertainty; consequently, actual results may differ. We discuss critical accounting policies and estimates that involve a higher degree of judgment and complexity in Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, with the exception of changes to our revenue recognition policy due to the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) as disclosed in Note 2—Basis of Presentation—Significant Accounting Policies Update to our consolidated financial statements included elsewhere in this Report.

Recently Issued Accounting Standards

See Note 2—Basis of Presentation, to our consolidated financial statements for information on our adoption during the current period and anticipated adoption of recently issued accounting standards.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk has not materially changed since December 31, 2017.

Item 4.  CONTROLS AND PROCEDURES

Based on their evaluation, as of March 31, 2018, our Chairman and Chief Executive Officer and Chief Financial Officer and Treasurer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, summarized, processed and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chairman and Chief Executive Officer and Chief Financial Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Please refer to Note 11—Litigation, to our consolidated financial statements contained elsewhere in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

•                  The timing and outcome of our efforts to close the acquisition of SteadyMed, and SteadyMed’s efforts to obtain FDA approval of Trevyent;

•                  The outcome of pending and potential future legal and regulatory actions, including investigations, audits and inspections, by the FDA and other regulatory and government enforcement agencies;

•                  The impact of competing therapies on sales of our commercial products, including the impact of generic products such as generic forms of Adcirca, which we expect will become available following loss of regulatory exclusivity in May 2018; generic forms of Remodulin, which we expect four generic companies will launch as early as June 2018 and December 2018; and newly-developed therapies, such as Uptravi;

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

Sales of our current PAH therapies (Remodulin, Tyvaso, Orenitram and Adcirca) comprise the vast majority of our revenues. Decreased sales of any one of these products could have a material adverse impact on our operations. A wide variety of events, such as withdrawal of regulatory approvals or substantial changes in prescribing practices or dosing patterns, many of which are described in other risk factors below, could cause sales of these products to decline, or to grow more slowly than expected. Generic competition due to the current commercial availability of generic sildenafil, potential commercial availability of generic versions of Adcirca following loss of regulatory exclusivity in May 2018, as well as generic versions of Remodulin, which could be launched in the United States by Sandoz as early as June 2018 and by Teva, Par and Dr. Reddy’s in December 2018, and a generic version of Orenitram, which could be launched in the United States by Actavis in June 2027, respectively, or earlier under certain circumstances, and other generic challenges against Remodulin, Tyvaso and Orenitram, may also decrease our revenues. In addition, the inability of any third party that manufactures, markets, distributes or sells any of our commercial products to perform these functions satisfactorily, or our inability to manage our internal manufacturing processes, could result in an inability to meet patient demand and decrease sales. Finally, our strategy involves the development of next-generation delivery systems (such as the Implantable System for Remodulin and RemUnity) and expanded indications for our existing treprostinil-based products. These developments may not be approved by the FDA. Even if they are approved by the FDA, the resulting demand for our products may not meet our expectations. Without this increased demand, the revenue opportunity for our treprostinil products could be significantly lower than we expect.

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

Numerous treatments currently compete with our commercial therapies, and others are under development. For example, for the treatment of PAH, we compete with Adempas®, Flolan®, Ilomedin®, Letairis®, Opsumit®, Revatio®, Tracleer®, Uptravi®, Veletri®, Volibris®, Ventavis®, generic epoprostenol and generic sildenafil citrate. Our competitors may introduce new products that render all or some of our technologies and products obsolete or noncompetitive. For example, Uptravi was approved by the FDA in December 2015 for the treatment of PAH and competes directly with Orenitram. Our commercial therapies may also have to compete with investigational products currently in development, such as Trevyent®, which is a single-use, pre-filled pump being developed by SteadyMed to deliver a two-day supply of treprostinil subcutaneously using SteadyMed’s PatchPump® technology. Trevyent has been granted orphan drug designation by the FDA for the treatment of PAH. As a result, if Trevyent obtains FDA approval prior to FDA approval of RemUnity (our pre-filled, semi-disposable treprostinil delivery system), SteadyMed could have seven years of exclusivity during which the FDA may be prevented from approving RemUnity except in limited circumstances such as a showing of clinical superiority. In addition, we may not compete successfully against generic competitors, as we anticipate generic tadalafil may be launched in mid-2018, and generic treprostinil may be launched as early as June 2018, as described elsewhere in this Report. It is unclear what revenues, if any, we will generate from Adcirca sales after loss of regulatory exclusivity in May 2018. Furthermore, we have limited visibility into the level of Adcirca inventory held by wholesale distributors and pharmacies, and rapid generic penetration could cause substantial amounts of Adcirca to expire unsold, causing us to incur increased liabilities for product returns. Any change in our estimated allowance for returns could result in a material impact on our revenues during the quarter in which the change is made.

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

Our prostacyclin analogue products (Remodulin, Tyvaso and Orenitram) and our oncology product (Unituxin) are expensive therapies. Consequently, it may be difficult for our distributors to obtain adequate reimbursement for our products from commercial and government payers to motivate such distributors to support our products. Alternatively, third-party payers may reduce the amount of reimbursement for our products based on changes in pricing of other therapies for the same disease. In addition, third-party payers may encourage the use of less-expensive generic alternative therapies following the launch of generic forms of Remodulin (anticipated as early as June 2018) and Adcirca (anticipated in May 2018). If commercial and/or government payers do not approve our products for reimbursement, or limit reimbursements, patients and physicians could choose competing products that are approved for reimbursement or provide lower out-of-pocket costs.

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

In December 2017, we entered into a civil Settlement Agreement with the DOJ and the OIG. The Settlement Agreement relates to a May 2016 subpoena from the DOJ requesting documents regarding the Company’s support of 501(c)(3) organizations that provide financial assistance to patients. Other companies received similar inquiries as part of a DOJ investigation regarding whether that support may violate the Federal Anti-Kickback Statute and the Federal False Claims Act. In connection with the civil settlement, we also entered into a Corporate Integrity Agreement (the CIA) with the OIG, which requires us to maintain our corporate compliance program and to undertake a set of defined corporate integrity obligations for a period of five years from the date the agreement was signed. We may be required to incur significant future costs to comply with the CIA.

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

We must be able to manufacture sufficient quantities of our commercial products to satisfy growing demand. We manufacture Remodulin, Orenitram, Tyvaso and Unituxin, including the active ingredient in each of these products, at our own facilities and rely on third parties for additional manufacturing capacity for Remodulin and Tyvaso. We rely on Minnetronix, Inc. as the sole manufacturer of the Tyvaso Inhalation System, and on Lilly as the sole manufacturer of Adcirca. In addition, if and when we launch the Implantable System for Remodulin, we will rely on Medtronic as the sole manufacturer of the SynchroMed II infusion system and related components used in the Implantable System for Remodulin. In the event we are unable to enter into a satisfactory commercialization agreement with Medtronic, if Medtronic is unable to supply the system for any reason, or if there are delays in supply, our ability to meet patient demand and generate additional revenues will be materially negatively impacted.

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

•                  Natural and man-made disasters (such as fires, contamination, power loss, hurricanes, earthquakes, flooding, terrorist attacks and acts of war) impacting our internal and third-party manufacturing sites could cause a supply disruption — for example, Medtronic and Lilly manufacture the Synchromed II pump and Adcirca, respectively, at their facilities in Puerto Rico, which is vulnerable to hurricanes;

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

We rely heavily on Medtronic for the success of our program to develop an implantable pump to deliver intravenous Remodulin (the Implantable System for Remodulin). In particular, Medtronic is entirely responsible for regulatory approvals and all manufacturing and quality systems related to its infusion pump and related components. Medtronic entered into a consent decree relating to the SynchroMed II implantable infusion pump systems. Medtronic’s failure to comply with the ongoing obligations under the consent decree could adversely impact Medtronic’s ability to manufacture and supply the Implantable System for Remodulin. In the event Medtronic is unwilling or unable to supply the system for any reason, our ability to meet patient demand and generate additional revenues will be materially adversely impacted; any delays in supply could also adversely impact our ability to meet patient demand and generate revenues.

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

The Federal False Claims Act, as amended by the Patient Protection and Affordable Care Act of 2010 (PPACA), prohibits any person from presenting or causing to be presented a false or fraudulent claim or making or causing a false statement material to a false or fraudulent claim. Several pharmaceutical and health care companies have been investigated under this law for allegedly providing free product to customers with the expectation that the customers would bill federal health care programs for the free product. Other companies have been prosecuted for causing false claims to be submitted because of these companies’ marketing of a product for unapproved and non-reimbursable uses. Potential liability under the Federal False Claims Act includes mandatory treble damages and significant per-claim penalties. The majority of states also have statutes similar to the Federal Anti-Kickback Statute and the Federal False Claims Act. Sanctions under these federal and state laws may include treble civil monetary penalties, exclusion of a manufacturer’s product from reimbursement under state government programs, debarment, criminal fines, and imprisonment.

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

The period under which our commercial and developmental therapies are protected by our patent rights is limited. Three of our U.S. patents covering our current methods of synthesizing and producing treprostinil, the active ingredient in Remodulin, Tyvaso and Orenitram, expired in October 2017, and three more will expire in 2028. Our patents relating to our individual treprostinil-based products expire at various times between 2018 and 2031. We settled patent litigation with Sandoz, Teva, Par and Dr. Reddy’s, which will permit them to launch generic versions of Remodulin in the United States in June 2018 (Sandoz) and December 2018 (Teva, Par and Dr. Reddy’s), although they may be permitted to enter the market earlier under certain circumstances. We also settled patent litigation with Actavis, which will permit Actavis to launch a generic version of

Orenitram in the United States in June 2027, although Actavis may be permitted to enter the market earlier under certain circumstances. The U.S. patent for Adcirca for the treatment of pulmonary hypertension expired in November 2017, and FDA-conferred regulatory exclusivity will expire in May 2018. We have no issued patents or pending patent applications covering Unituxin. For further details, please see Part I, Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Generic Competition.

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

Third parties are currently, and may in the future, challenge the validity of our patents, through patent litigation and/or initiating proceedings, including re-examinations, IPRs, post-grant reviews and interference proceedings, before the USPTO or other applicable patent filing office, or other means. We are currently involved in litigation challenging several of our patents related to Tyvaso as a result of an ANDA filing by Watson. In June 2017, Watson filed IPR petitions for two of our patents listed in the Orange Book for Tyvaso, and in January 2018 the PTAB issued decisions to institute IPR proceedings with respect to both patents. If Watson receives approval to sell a generic version of Tyvaso and/or prevails in any patent litigation, Tyvaso would become subject to increased competition and our revenue could decrease. In addition, in October 2015, SteadyMed filed an IPR petition seeking to invalidate the claims of one of our patents covering a method of making treprostinil that expires in 2028 and is listed in the Orange Book for Remodulin, Tyvaso, and Orenitram. In March 2017, the PTAB issued a Final Written Decision in connection with the IPR, finding that all claims of the subject patent are not patentable. The United States Court of Appeals for the Federal Circuit affirmed that decision, and in February 2018, we filed a petition for certiorari seeking review of the Federal Circuit decision by the United States Supreme Court. We have since withdrawn our petition, and as a result the relevant patent is no longer valid. For details on the status of these matters, please see Note 11—Litigation, to our consolidated financial statements.

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

We may be required to seek additional sources of financing to meet unplanned or planned expenditures. Unplanned expenditures could be significant and may result from necessary modifications to product development plans or product offerings in response to difficulties encountered with clinical trials. We may also face unexpected costs in preparing products for commercial sale, or in maintaining sales levels of our currently marketed therapeutic products. In addition, our Credit Agreement contains affirmative and negative covenants that, among other things, limit our ability to incur additional indebtedness. If we are unable to obtain additional funding on commercially reasonable terms or at all, we may be compelled to delay clinical studies, curtail operations or obtain funds through collaborative arrangements that may require us to relinquish rights to certain products or potential markets.

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

We may borrow up to $1.0 billion under the Credit Agreement, which matures in January 2023. Our ability to make payments on or refinance our debt obligations, including any outstanding balance under the Credit Agreement, and any future debt that we may incur, will depend on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. Our inability to generate sufficient cash flows to satisfy our debt obligations would materially and adversely affect our financial position and results of operations.

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

If we are not able to successfully identify, finance, consummate and/or integrate acquisitions, our business operations and financial position could be adversely affected.

We recently agreed to acquire SteadyMed, subject to the satisfaction or waiver of various closing conditions. We cannot assure you that all conditions to closing of this transaction will be satisfied or waived, or that we will be able to successfully integrate SteadyMed, if acquired, or achieve the anticipated benefits of the acquisition. We may continue to seek to expand in part through acquisitions of complementary businesses, products and technologies. The success of this strategy will depend on our ability to identify, and the availability of, suitable acquisition candidates. We may incur costs in the preliminary stages of an acquisition, but may ultimately be unable or unwilling to consummate the proposed transaction for various reasons. In addition, acquisitions, including the SteadyMed acquisition, involve numerous risks, including the ability to realize or capitalize on anticipated synergies; managing the integration of personnel, products and acquired infrastructure and controls; potential increases in operating costs; managing geographically remote operations; the diversion of management’s attention from other business concerns and potential disruptions in ongoing operations during integration; the inherent risks in entering markets and sectors in which we have either limited or no direct experience; and the potential loss of key employees, clients or vendors and other business partners of the acquired companies. External factors, such as compliance with laws and regulations, may also impact the successful integration of an acquired business. Acquisitions could result in dilutive issuances of equity securities, the incurrence of debt, one-time write-offs of goodwill and substantial amortization expenses of other intangible assets. We may be unable to obtain financing on favorable terms, or at all, if necessary to finance future acquisitions, which may make acquisitions impossible or more costly. If we are able to obtain financing, the terms may be onerous and restrict our operations. Further, certain acquisitions may be subject to regulatory approval, which can be time consuming and costly to obtain or may be denied, and if obtained, the terms of such regulatory approvals may impose limitations on our ongoing operations or require us to divest assets.

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

The price of common stock can be highly volatile within the pharmaceutical and biotechnology sector. Consequently, there can be significant price and volume fluctuations in the market that may not relate to operating performance. The following table sets forth the high and low closing prices of our common stock for the periods indicated:

	High	Low
January 1, 2018—March 31, 2018	$151.94	$107.21
January 1, 2017—December 31, 2017	$168.42	$114.60
January 1, 2016—December 31, 2016	$155.54	$98.33

The price of our common stock could decline sharply due to the following factors, among others:

•                  Failure to meet our estimates or expectations, or those of securities analysts;

•                  Quarterly and annual financial results;

•                  Timing of enrollment and results of our clinical trials;

•                  Announcements regarding generic or other challenges to the intellectual property relating to our products, including developments with respect to the ANDA filed by Watson seeking approval for a generic version of Tyvaso and to our pending lawsuits defending our patent rights and the IPR petitions submitted by Watson related to two of our Tyvaso patents.

•      Announcements regarding our pending acquisition of StedyMed, and StedyMed’s efforts to obtain FDA approval of Trevyent.

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

Provisions of Delaware law and our amended and restated certificate of incorporation, fifth amended and restated by-laws, shareholder rights plan and employment and license agreements, among other things, could prevent or delay a change of control or change in management that may be beneficial to our public shareholders.

Certain provisions of Delaware law and our amended and restated certificate of incorporation, fifth amended and restated by-laws and shareholder rights plan may prevent, delay or discourage:

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

We have never declared or paid cash dividends on our common stock. Furthermore, we do not intend to pay cash dividends in the future and our Credit Agreement contains covenants that may restrict us from doing so. As a result, the return on an investment in our common stock will depend entirely upon the future appreciation in the price of our common stock. There can be no assurances that our common stock will provide a return to investors.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

We did not repurchase any of our outstanding equity securities during the three months ended March 31, 2018, as our most recent share repurchase program was completed in September 2017.

Item 6.  EXHIBITS

Exhibit No.	Description

2.1

Agreement and Plan of Merger dated April 29, 2018, by and among United Therapeutics Corporation, SteadyMed and Daniel 24043 Acquisition Corp Ltd., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed May 1, 2018.

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

3.3	Sixth Amended and Restated By-laws of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed April 30, 2018.

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

101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 2, 2018, formatted in Extensible Business Reporting Language (XBRL): (1) the Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, (2) the Consolidated Statements of Operations for the three-month periods ended March 31, 2018 and 2017, (3) the Consolidated Statements of Comprehensive Income (Loss) for the three-month periods ended March 31, 2018 and 2017, (4) the Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2018 and 2017, and (5) the Notes to Consolidated Financial Statements.

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

UNITED THERAPEUTICS CORPORATION

May 2, 2018	/s/ MARTINE A. ROTHBLATT
	By:	Martine A. Rothblatt, Ph.D.
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ JAMES C. EDGEMOND
	By:	James C. Edgemond
	Title:	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)