Form 10-Q
period 2018-06-30
UNITED THERAPEUTICS Corp
filed 2018-08-01
CIK 1082554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2018

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

The number of shares outstanding of the issuer’s common stock, par value $.01 per share, as of July 25, 2018 was 43,563,026.

PART I.  FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

UNITED THERAPEUTICS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$745.9	$705.1
Marketable investments	467.1	222.3
Accounts receivable, no allowance for 2018 and 2017	251.3	297.1
Inventories, net	102.7	107.9
Other current assets	57.2	115.5
Total current assets	1,624.2	1,447.9
Marketable investments	578.3	502.7
Goodwill and other intangible assets, net	45.6	45.6
Property, plant and equipment, net	626.1	545.7
Deferred tax assets, net	113.4	113.4
Other non-current assets	257.3	224.1
Total assets	$3,244.9	$2,879.4

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$216.0	$171.1
Share tracking awards plan	71.7	240.1
Other current liabilities	62.3	33.5
Total current liabilities	350.0	444.7
Line of credit	250.0	250.0
Other non-current liabilities	60.1	63.7
Total liabilities	660.1	758.4
Commitments and contingencies
Temporary equity	19.2	19.2
Stockholders’ equity:
Preferred stock, par value $.01, 10,000,000 shares authorized, no shares issued	—	—
Series A junior participating preferred stock, par value $.01, 100,000 shares authorized, no shares issued	—	—
Common stock, par value $.01, 245,000,000 shares authorized, 70,181,559 and 69,858,840 shares issued, and 43,562,343 and 43,239,624 shares outstanding at June 30, 2018 and December 31, 2017, respectively	0.7	0.7
Additional paid-in capital	1,903.0	1,854.3
Accumulated other comprehensive loss	(21.9)	(19.6)
Treasury stock, 26,619,216 shares at June 30, 2018 and December 31, 2017	(2,579.2)	(2,579.2)
Retained earnings	3,263.0	2,845.6
Total stockholders’ equity	2,565.6	2,101.8
Total liabilities and stockholders’ equity	$3,244.9	$2,879.4

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)
Revenues:
Net product sales	$444.5	$444.6	$833.7	$815.1
Total revenues	444.5	444.6	833.7	815.1
Operating expenses:
Cost of product sales	61.7	18.9	114.9	33.2
Research and development	82.3	59.8	118.0	96.0
Selling, general and administrative	83.1	67.4	76.5	123.8
Loss contingency	—	210.0	—	210.0
Total operating expenses	227.1	356.1	309.4	463.0
Operating income	217.4	88.5	524.3	352.1
Other (expense) income:
Interest expense	(2.9)	(1.4)	(5.5)	(2.2)
Other, net	3.4	3.6	8.1	4.4
Impairment of investment in privately-held company	—	(46.5)	—	(46.5)
Total other income (expense), net	0.5	(44.3)	2.6	(44.3)
Income before income taxes	217.9	44.2	526.9	307.8
Income tax expense	(45.0)	(100.2)	(109.5)	(185.2)
Net income (loss)	$172.9	$(56.0)	$417.4	$122.6
Net income (loss) per common share:
Basic	$4.01	$(1.25)	$9.62	$2.74
Diluted	$3.98	$(1.25)	$9.51	$2.68
Weighted average number of common shares outstanding:
Basic	43.1	44.9	43.4	44.7
Diluted	43.4	44.9	43.9	45.7

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)
Net income (loss)	$172.9	$(56.0)	$417.4	$122.6
Other comprehensive income:
Foreign currency translation gains	—	0.2	—	0.2
Defined benefit pension plan:
Actuarial loss arising during period, net of tax	—	—	—	(0.1)
Amortization of actuarial gain and prior service cost included in net periodic pension cost, net of tax	0.3	0.2	0.6	0.3
Total defined benefit pension plan, net of tax	0.3	0.2	0.6	0.2
Unrealized loss on available-for-sale securities, net of tax	(0.5)	(0.3)	(2.9)	(0.2)
Other comprehensive (loss) income, net of tax	(0.2)	0.1	(2.3)	0.2
Comprehensive income (loss)	$172.7	$(55.9)	$415.1	$122.8

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Six Months Ended June 30,
	2018	2017
	(Unaudited)
Cash flows from operating activities:
Net income	$417.4	$122.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16.0	15.6
Share-based compensation benefit	(80.6)	(21.0)
Impairment of investment in privately-held company	—	46.5
Loss contingency	—	210.0
Other	(2.1)	(9.9)
Changes in operating assets and liabilities:
Accounts receivable	45.8	(59.4)
Inventories	8.9	(14.8)
Accounts payable and accrued expenses	39.9	20.8
Other assets and liabilities	10.2	(8.9)
Net cash provided by operating activities	455.5	301.5

Cash flows from investing activities:
Purchases of property, plant and equipment	(91.1)	(36.5)
Purchases of held-to-maturity and other investments	(37.7)	(25.1)
Maturities of held-to-maturity investments	27.6	26.1
Purchases of available-for-sale investments	(438.5)	(296.5)
Sales/maturities of available-for-sale investments	126.2	—
Purchase of investment in privately-held company	(5.0)	(25.1)
Consolidation of variable interest entity	—	0.1
Net cash used in investing activities	(418.5)	(357.0)

Cash flows from financing activities:
Proceeds from line of credit	250.0	250.0
Repayment of line of credit	(250.0)	—
Payments of debt issuance costs	(13.2)	(0.7)
Payments to repurchase common stock	—	(250.0)
Proceeds from the exercise of stock options	14.9	36.6
Proceeds from the issuance of stock under employee stock purchase plan	2.1	2.1
Net cash provided by financing activities	3.8	38.0

Effect of exchange rate changes on cash and cash equivalents	—	0.4
Net increase (decrease) in cash and cash equivalents	40.8	(17.1)
Cash and cash equivalents, beginning of period	705.1	1,023.0
Cash and cash equivalents, end of period	$745.9	$1,005.9

Supplemental cash flow information:
Cash paid for interest	$4.5	$1.6
Cash paid for income taxes	$31.5	$157.9
Non-cash investing and financing activities:
Non-cash additions to property, plant and equipment	$17.4	$7.0

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

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

In our management’s opinion, the accompanying consolidated financial statements contain all adjustments, including normal, recurring adjustments, necessary to fairly present our financial position as of June 30, 2018 and December 31, 2017, statements of operations and comprehensive income for the three- and six-month periods ended June 30, 2018 and June 30, 2017 and statements of cash flows for the six-month periods ended June 30, 2018 and June 30, 2017. Interim results are not necessarily indicative of results for an entire year.

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

We generate revenues from the sale of our five commercially approved products: Remodulin, Tyvaso, Orenitram, Unituxin and Adcirca. We recognize revenue when we transfer control of our products to our distributors, as our contracts have a single performance obligation (delivery of our product). Except for Adcirca sales, the performance obligation is generally satisfied when our products are delivered to the distributor’s designated location. We recognize revenue from Adcirca sales upon shipment from an Eli Lilly and Company (Lilly) distribution center. Future revenue from delivery of our products will be based on purchase orders provided to us by our distributors. We are not required to disclose the value of unsatisfied performance obligations as our contracts have a noncancelable duration of one year or less.

See Note 10—Segment Information, for information on revenues disaggregated by commercial product, geographic area and customer.

Gross-to-Net Deductions

As is customary in the pharmaceutical industry, our product sales are recorded net of various forms of gross-to-net deductions. These deductions vary the consideration we are entitled to in exchange for the sale of our products to our distributors, and include reserves for: (1) rebates and chargebacks; (2) prompt payment discounts; (3) allowance for product returns; and (4) distributor fees and other allowances. We estimate these reserves in the same period that we recognize revenue for product sales to distributors. The net product sales amount recognized represents the amount we believe will not be subject to a significant future reversal of revenue.

Estimating gross-to-net deductions involves the use of significant assumptions and judgments, as well as information obtained from external sources. For our rebate and chargeback liabilities, in particular, the time lag experienced in the payment of the rebate or chargeback may result in revisions of these accruals in future periods. However, based on our significant history and experience estimating these accruals and our development of these accruals based on the expected value method, we do not believe there will be significant changes to our estimates recorded during the period of sale. For all types of gross-to-net deductions, for the three- and six-month periods ended June 30, 2018, we recognized an aggregate reduction of our net product sales of $2.6 million and $3.3 million, respectively, related to revenue recognized from product sales in prior periods. These reductions were primarily due to adjustments to accruals for prior periods related to our participation in state Medicaid programs and contracts with commercial payers.

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

Product returns. The sales terms for Adcirca and Unituxin include return rights that extend throughout the distribution channel. For Adcirca, customers have the right to return expired product for up to 12 months past the product’s expiration date. Returned product is destroyed. We recognize an allowance for returns of Adcirca based on our historical returns experience and considering expiration dates of product shipped (generally 24 to 36 months after the initial sale). To date, actual returns have not differed materially from our estimates. Regulatory exclusivity for Adcirca expired in May 2018, and we anticipate launch of a generic version of Adcirca in 2018. A decline in Adcirca demand as a result of a generic launch could cause Adcirca inventory held by distributors and other downstream customers to expire unsold, which could increase our liability for product returns. We assessed the potential impact of a generic launch on the amount of Adcirca held by our customers that could expire unsold and be returned, and determined it is not probable that there will be a significant reversal of the revenue recognized as of June 30, 2018.

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

Trade Receivables

We invoice and receive payment from our customers after we recognize revenue, resulting in receivables from our customers that are presented as accounts receivable on our consolidated balance sheets. Accounts receivable consist of short-term amounts due from our distributors (generally 30 to 90 days) and are stated at the amount we expect to collect. We establish an allowance for doubtful accounts based on our assessment of the collectability of specific distributor accounts. No impairment losses were recognized as of June 30, 2018 and June 30, 2017. Changes in accounts receivable are primarily due to the timing and magnitude of orders of our products, the timing of when control of our products is transferred to our distributors and the timing of cash collections.

Adcirca

Adcirca is manufactured for us by Lilly and distributed through its pharmaceutical wholesaler network. Specifically, Lilly handles all of the administrative functions associated with the sale of Adcirca on our behalf, including the receipt and processing of customer purchase orders, shipment to customers, and invoicing and collection of customer payments. We recognize sales of Adcirca on a gross basis (net of reserves for gross-to-net deductions) based on our determination that we are acting as a principal due to our control of the product prior to its transfer to our customers. Our control is evidenced by our substantive ownership of product inventory, the fact that we bear all inventory risks, our primary responsibility for the acceptability of the product to our customers, and our ability to influence net product sales through our contracting decisions with commercial payers and participation in governmental-funded programs.

Recently Issued Accounting Standards

Accounting Standards Adopted During the Period

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09). The new standard supersedes the revenue recognition requirements in Topic 605, Revenue Recognition (Topic 605), and requires entities to recognize revenue when control of the promised goods or services is transferred to customers. Revenue is recognized at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted the new standard on January 1, 2018, using the modified retrospective approach, applied only to contracts in effect as of January 1, 2018. Upon adoption, we changed the timing of revenue recognition for sales of Adcirca to recognize revenue when control of Adcirca is transferred to a distributor upon shipment from a Lilly distribution center, which occurs at the time Adcirca is shipped. Previously, we recognized sales of Adcirca when Adcirca was delivered to distributors. This change did not result in an adjustment to amounts previously recognized as revenue under Topic 605 as all shipments had reached the distributor as of December 31, 2017. Overall, adoption of the new standard did not have a material impact on the amounts reported in our financial statements and there were no other significant changes impacting the timing or measurement of our revenue or our business processes and controls. We have included additional disclosures related to our adoption of Topic 606 above, under Revenue Recognition.

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

Accounting Standards Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASU 2016-02), which requires that assets and liabilities arising under leases be recognized on the balance sheet. ASU 2016-02 also requires additional quantitative and qualitative disclosures that provide the amount, timing, and uncertainty of cash flows relating to lease arrangements. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, using a modified retrospective approach. The modified retrospective approach requires retrospective application to the earliest period presented in the respective financial statements. This approach also provides certain practical expedients related to leases that commenced prior to the effective date and allows the use of hindsight when evaluating lease options. While early adoption is permitted, we have elected not to early adopt the standard and will adopt on January 1, 2019. We continue to identify all leases involved in the relevant timeframe, determine if we will elect to utilize the practical expedients, and gather data required to comply with the guidance. Based on the work completed to date, we are considering the implications of adopting the new standard, including the discount rate to be used in valuing new and existing leases and all applicable financial statement disclosures required by the new guidance. We are continuing to evaluate the effect of adoption on our financial statements.

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

3.              Investments

Available-for-Sale Investments

Marketable investments classified as available-for-sale consisted of the following (in millions):

As of June 30, 2018	Amortized Cost	Gross Unrealized Losses	Fair Value
U.S. government and agency securities	$1,016.5	$(5.6)	$1,010.9
Corporate notes and bonds	66.8	(0.3)	66.5
Total	$1,083.3	$(5.9)	$1,077.4
Reported under the following captions on our consolidated balance sheet:
Cash and cash equivalents			$71.2
Current marketable investments			431.7
Non-current marketable investments			574.5
Total			$1,077.4

As of December 31, 2017	Amortized Cost	Gross Unrealized Losses	Fair Value
U.S. government and agency securities	$726.5	$(3.0)	$723.5
Corporate notes and bonds	13.9	—	13.9
Total	$740.4	$(3.0)	$737.4
Reported under the following captions on our consolidated balance sheet:
Cash and cash equivalents			$41.7
Current marketable investments			194.6
Non-current marketable investments			501.1
Total			$737.4

The following table summarizes the contractual maturities of available-for-sale marketable investments (in millions):

	June 30, 2018
	Amortized Cost	Fair Value
Due in less than one year	$504.5	$502.9
Due in one to three years	578.8	574.5
Total	$1,083.3	$1,077.4

	December 31, 2017
	Amortized Cost	Fair Value
Due within one year	$236.7	$236.3
Due in one to three years	503.7	501.1
Total	$740.4	$737.4

Investments in Privately-Held Companies

As of June 30, 2018, we maintained non-controlling equity investments in privately-held companies of approximately $189.0 million in the aggregate. Upon adoption of ASU 2016-01 on January 1, 2018, we began to measure these investments using the measurement alternative because the fair values of these investments are not readily determinable. Under this alternative, the investments are measured at cost, less any impairment, adjusted for any observable price changes. During the three- and six-month periods ended June 30, 2018, we paid zero and $5.0 million, respectively, for an investment in a privately-held company. We include our investments in privately-held companies within other non-current assets on our consolidated balance sheets. These investments are subject to a periodic impairment review and if impaired, the investment is measured and recorded at fair value in accordance with ASC 820, Fair Value Measurements.

During the quarter ended June 30, 2017, one of the privately-held companies in which we have invested sought to raise additional funding, which triggered our review of the recoverability of our investment in the company. We determined the fair value of our investment as of June 30, 2017 considering both (1) an income approach based on the company’s discounted projected cash flows; and (2) a market approach based on the revenue multiples of comparable public companies. We concluded that the fair value of our investment as of June 30, 2017 was lower than its carrying value, resulting in an impairment charge of $46.5 million. As of June 30, 2017, the adjusted carrying value of our investment in this company was $53.5 million. The carrying value of this asset has not been further adjusted since June 30, 2017.

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

4.              Fair Value Measurements

We account for certain assets and liabilities at fair value and classify these assets and liabilities within a fair value hierarchy (Level 1, Level 2 or Level 3). Our other current assets and other current liabilities have fair values that approximate their carrying values. Assets and liabilities subject to fair value measurements are as follows (in millions):

	As of June 30, 2018
	Level 1	Level 2	Level 3	Balance
Assets
Money market funds(1)	$313.8	$—	$—	$313.8
Time deposits(2)	—	35.4	—	35.4
U.S. government and agency securities(2)	—	1,010.9	—	1,010.9
Corporate debt securities(2)	—	70.3	—	70.3
Total assets	$313.8	$1,116.6	$—	$1,430.4
Liabilities
Contingent consideration(3)	—	—	12.8	12.8
Total liabilities	$—	$—	$12.8	$12.8

	As of December 31, 2017
	Level 1	Level 2	Level 3	Balance
Assets
Money market funds(1)	$217.9	$—	$—	$217.9
Time deposits(2)	—	25.2	—	25.2
U.S. government and agency securities(2)	—	723.5	—	723.5
Corporate debt securities(2)	—	18.0	—	18.0
Total assets	$217.9	$766.7	$—	$984.6
Liabilities
Contingent consideration(3)	—	—	12.8	12.8
Total liabilities	$—	$—	$12.8	$12.8

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

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value because of their short maturities. The fair values of our marketable investments are reported above within the fair value hierarchy. Refer to Note 3—Investments. The carrying value of our debt is a reasonable estimate of the fair value of the outstanding debt based on the variable interest rate of the debt.

5.              Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value and consist of the following, net of reserves (in millions):

	June 30, 2018	December 31, 2017
Raw materials	$27.1	$27.9
Work-in-progress	25.9	24.1
Finished goods	49.7	55.9
Total inventories	$102.7	$107.9

6.              Debt

Unsecured Revolving Credit Facility — 2018 Credit Agreement

In June 2018, we entered into a Credit Agreement (the 2018 Credit Agreement) with Wells Fargo Bank, National Association (Wells Fargo), as administrative agent and a swingline lender, and various other lender parties, providing for (i) an unsecured revolving credit facility of up to $1.0 billion; and (ii) a second unsecured revolving credit facility of up to $500.0 million (which facilities may, at our request, be increased by up to $300 million in the aggregate subject to obtaining commitments from existing or new lenders for such increase and other conditions). The facilities will mature five years after the closing date of the 2018 Credit Agreement, subject to the lenders’ ability to extend the maturity date by one year if we request such an extension in accordance with the terms of the 2018 Credit Agreement, up to a maximum of two such extensions.

At our option, amounts borrowed under the 2018 Credit Agreement bear interest at either the LIBOR rate or a fluctuating base rate, in each case, plus an applicable margin determined on a quarterly basis based on our consolidated ratio of total indebtedness to EBITDA (as calculated in accordance with the 2018 Credit Agreement).

On June 27, 2018, we borrowed $250.0 million under the 2018 Credit Agreement, and used the funds to repay outstanding indebtedness under the 2016 Credit Agreement as discussed below under Unsecured Revolving Credit Facility — 2016 Credit Agreement.

The 2018 Credit Agreement contains customary events of default and customary affirmative and negative covenants. As of June 30, 2018, we were in compliance with these covenants. Lung Biotechnology PBC is our only subsidiary that guarantees our obligations under the Credit Agreement though, from time to time, one or more of our other subsidiaries may be required to guarantee our obligations.

In connection with the 2018 Credit Agreement, we incurred debt issuance costs of $13.2 million. We capitalized $12.6 million of these costs, which are recorded in other current assets and other non-current assets on our consolidated balance sheets and will be amortized to interest expense over the contractual term of the 2018 Credit Agreement.

Unsecured Revolving Credit Facility — 2016 Credit Agreement

In January 2016, we entered into a credit agreement (the 2016 Credit Agreement) with Wells Fargo, as administrative agent and a swingline lender, and various other lender parties, providing for an unsecured revolving credit facility of up to $1.0 billion. On June 1, 2017, we borrowed $250.0 million under this facility and used the funds to initiate an accelerated share repurchase program. Refer to Note 8—Stockholders’ Equity—Share Repurchase.

On June 27, 2018, we repaid in full all our obligations under the 2016 Credit Agreement in connection with the termination of the 2016 Credit Agreement and our entry into the 2018 Credit Agreement. There were no penalties associated with the early termination of the 2016 Credit Agreement.

7.              Share-Based Compensation

As of June 30, 2018, we have two shareholder-approved equity incentive plans: the United Therapeutics Corporation Amended and Restated Equity Incentive Plan (the 1999 Plan) and the United Therapeutics Corporation Amended and Restated 2015 Stock Incentive Plan (the 2015 Plan). The 2015 Plan was approved by our shareholders in June 2015 and provides for the issuance of up to 6,150,000 shares of our common stock pursuant to awards granted under the 2015 Plan. On June 26, 2018, our shareholders approved an amendment and restatement of the 2015 Plan to increase the maximum number of shares of our common stock that may be issued under the 2015 Plan by 2,900,000 shares. As a result of the approval of the 2015 Plan, no further awards have been or will be granted under the 1999 Plan. Currently, we grant equity-based awards including stock options and restricted stock units under the 2015 Plan. Refer to the sections entitled Employee Stock Options and Restricted Stock Units below.

We previously issued awards under the United Therapeutics Corporation Share Tracking Awards Plan (2008 STAP) and the United Therapeutics Corporation 2011 Share Tracking Awards Plan (2011 STAP). We refer to the 2008 STAP and the 2011 STAP collectively as the “STAP” and awards granted and/or outstanding under either of these plans as “STAP awards.” Refer to the section entitled Share Tracking Awards Plans below. We discontinued the issuance of STAP awards in June 2015.

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

The following table reflects the components of share-based compensation expense (benefit) recognized in our consolidated statements of operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock options	$15.5	$12.2	$28.2	$16.8
Restricted stock units	2.0	0.5	2.9	1.0
STAP awards	2.7	(14.9)	(112.3)	(39.5)
Employee stock purchase plan	0.3	0.3	0.6	0.7
Total share-based compensation expense (benefit) before tax	$20.5	$(1.9)	$(80.6)	$(21.0)

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

In March 2017, we began issuing stock options with performance vesting conditions to certain executives. These stock options have vesting conditions tied to the achievement of specified performance criteria, which have target performance levels that span from one to three years. Upon the conclusion of the performance period, the performance level achieved is measured and the ultimate number of shares that may vest is determined. Share-based compensation expense for these awards is recorded ratably over their vesting period, depending on the specific terms of the award and anticipated achievement of the specified performance criteria. During the six-month period ended June 30, 2018, we granted 0.9 million stock options with performance vesting conditions with a total grant date fair value of $23.7 million based on achievement of target performance levels. During the three- and six-month periods ended June 30, 2018, we recorded $10.3 million and $17.9 million of share-based compensation expense related to stock options with performance vesting conditions.

The table below includes the weighted-average assumptions used to measure the fair value of all stock options (including both stock options with time-based vesting and performance-based vesting conditions) granted during the six-month periods ended June 30, 2018 and June 30, 2017:

	June 30, 2018	June 30, 2017
Expected volatility	36.2%	35.7%
Risk-free interest rate	2.7%	2.2%
Expected term of awards (in years)	6.3	6.1
Expected dividend yield	0.0%	0.0%

A summary of the activity and status of stock options under our equity incentive plans during the six-month period ended June 30, 2018 is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2018	5,878,323	$119.61
Granted	985,215	111.05
Exercised	(282,903)	52.68
Forfeited/canceled	(121,483)	127.04
Outstanding at June 30, 2018	6,459,152	$121.09	7.3	$37.9
Exercisable at June 30, 2018	3,452,439	$113.79	5.9	$35.5
Unvested at June 30, 2018	3,006,713	$129.48	8.9	$2.4

The weighted average fair value of a stock option granted during each of the six-month periods ended June 30, 2018 and June 30, 2017, was $45.02 and $56.12, respectively. These stock options have an aggregate grant date fair value of $44.3 million and $109.3 million, respectively. The total fair value of stock options that vested during the six-month periods ended June 30, 2018 and June 30, 2017 was $33.6 million and $12.9 million, respectively.

Total share-based compensation expense relating to stock options is recorded as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of product sales	$0.2	$0.3	$0.5	$0.5
Research and development	1.0	1.1	1.9	1.6
Selling, general and administrative	14.3	10.8	25.8	14.7
Share-based compensation expense before taxes	15.5	12.2	28.2	16.8
Related income tax benefit	(3.6)	(4.5)	(6.5)	(6.2)
Share-based compensation expense, net of taxes	$11.9	$7.7	$21.7	$10.6

As of June 30, 2018, unrecognized compensation cost was $113.0 million. Unvested outstanding stock options as of June 30, 2018 had a weighted average remaining vesting period of 2.1 years.

Stock option exercise data is summarized below (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Number of options exercised	108,608	53,911	282,903	387,976
Cash received	$5.7	$3.6	$14.9	$36.6
Total intrinsic value of options exercised	$6.5	$3.2	$16.9	$23.5

Restricted Stock Units

In June 2016, we began issuing restricted stock units to our non-employee directors. In October 2017, we also began issuing restricted stock units to our employees. Each restricted stock unit entitles the recipient to one share of our common stock upon vesting. We measure the fair value of restricted stock units using the stock price on the date of grant. Share-based compensation expense for the restricted stock units is recorded ratably over their vesting period.

A summary of the activity with respect to, and status of, restricted stock units under the 2015 Plan during the six-month period ended June 30, 2018 is presented below:

	Number of Restricted Stock Units	Weighted- Average Grant Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Unvested at January 1, 2018	23,040	$128.98
Granted	176,911	111.26
Vested	(17,820)	132.30
Forfeited/canceled	(5,970)	111.00
Unvested at June 30, 2018	176,161	$111.46	9.7	$19.9

                        Total share-based compensation expense relating to restricted stock units is recorded as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of product sales	$0.2	$—	$0.2	$—
Research and development	0.5	—	0.6	—
Selling, general and administrative	1.3	0.5	2.1	1.0
Share-based compensation expense before taxes	2.0	0.5	2.9	1.0
Related income tax benefit	(0.5)	(0.2)	(0.7)	(0.4)
Share-based compensation expense, net of taxes	$1.5	$0.3	$2.2	$0.6

As of June 30, 2018, unrecognized compensation cost related to the grant of restricted stock units was $17.7 million. Unvested outstanding restricted stock units as of June 30, 2018 had a weighted average remaining vesting period of 2.5 years.

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

The aggregate STAP liability balance was $71.7 million and $241.3 million at June 30, 2018 and December 31, 2017, respectively, of which zero and $1.2 million, respectively, have been classified as other non-current liabilities on our consolidated balance sheets based on their vesting terms.

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

The table below includes the weighted-average assumptions used to measure the fair value of outstanding STAP awards:

	June 30, 2018	June 30, 2017
Expected volatility	33.8%	35.5%
Risk-free interest rate	2.3%	1.4%
Expected term of awards (in years)	1.1	2.1
Expected dividend yield	—%	—%

The closing price of our common stock was $113.15 and $129.73 on June 30, 2018 and June 30, 2017, respectively. The closing price of our common stock was $147.95 on December 31, 2017.

A summary of the activity and status of STAP awards during the six-month period ended June 30, 2018 is presented below:

	Number of Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2018	4,096,394	$95.60
Granted	—	—
Exercised	(821,485)	55.79
Forfeited	(55,548)	150.78
Outstanding at June 30, 2018	3,219,361	$104.81	5.4	$86.7
Exercisable at June 30, 2018	2,956,948	$100.39	5.2	$85.9
Unvested at June 30, 2018	262,413	$154.56	6.6	$0.8

Share-based compensation expense (benefit) recognized in connection with STAP awards is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of product sales	$0.2	$(0.9)	$(6.0)	$(2.6)
Research and development	1.6	(2.9)	(22.0)	(8.7)
Selling, general and administrative	0.9	(11.1)	(84.3)	(28.2)
Share-based compensation expense (benefit) before taxes	$2.7	$(14.9)	$(112.3)	$(39.5)
Related income tax (benefit) expense	(0.6)	5.5	25.7	14.5
Share-based compensation expense (benefit), net of taxes	$2.1	$(9.4)	$(86.6)	$(25.0)

Cash paid to settle STAP awards exercised during the six-month periods ended June 30, 2018 and June 30, 2017 was $57.4 million and $44.5 million, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net income (loss)	$172.9	$(56.0)	$417.4	$122.6
Denominator:
Weighted average outstanding shares — basic	43.1	44.9	43.4	44.7
Effect of dilutive securities(1):
Warrants	—	—	—	0.1
Stock options, restricted stock units and employee stock purchase plan	0.3	—	0.5	0.9
Weighted average shares — diluted(2)	43.4	44.9	43.9	45.7
Net income (loss) per common share:
Basic	$4.01	$(1.25)	$9.62	$2.74
Diluted	$3.98	$(1.25)	$9.51	$2.68

Stock options and warrants excluded from calculation(2)	5.5	4.5	4.7	2.8

(1)                     Calculated using the treasury stock method.

(2)                     Certain stock options, restricted stock units, and warrants have been excluded from the computation of diluted earnings per share because their impact would be anti-dilutive for the three- and six-month periods ended June 30, 2018 and June 30, 2017.

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

9.              Income Taxes

Our effective income tax rate (ETR) for the six months ended June 30, 2018 and June 30, 2017 was 21 percent and 60 percent, respectively. Our ETR for the six months ended June 30, 2018 decreased, as compared to the same period in 2017, due to the impacts of The Tax Cuts and Jobs Act (Tax Reform) as well as a $210.0 million accrual in connection with a civil settlement with the U.S. Department of Justice and a $46.5 million impairment charge recorded in the second quarter of 2017 that did not meet the criteria for tax deductibility at that time.

Tax Reform was enacted on December 22, 2017 and has multiple provisions that impact our tax expense. The significant impacts of Tax Reform on our 2018 tax expense include a reduction in the U.S. federal corporate tax rate from 35 percent to 21 percent, a reduction of the Orphan Drug Credit, and the repeal of the Section 199 deduction for domestic manufacturing activities.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of Tax Reform. As a result of changes under Tax Reform, we recognized a provisional amount of $71.0 million of additional tax expense in our consolidated financial statements for the year ended December 31, 2017. The additional tax expense is primarily due to the revaluing of our ending net deferred tax assets at December 31, 2017 because of the reduction in the U.S. corporate income tax rate under Tax Reform. While we have substantially completed our provisional analysis of the income tax effects of Tax Reform, and recorded a reasonable estimate of such effects in our consolidated financial statements for the year ended December 31, 2017, the ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, further refinement of our calculations, additional analysis, changes in assumptions, additional IRS guidance, and actions we may take as a result of Tax Reform.  During the six months ended June 30, 2018, we did not make any adjustments to the provisional amounts we previously recorded.

As of both June 30, 2018 and June 30, 2017, our uncertain tax positions were $0.5 million. Unrecognized tax benefits as of both June 30, 2018 and June 30, 2017, included $0.3 million of tax benefits that, if recognized, would impact our ETR. We record interest and penalties related to uncertain tax positions as a component of income tax expense. As of June 30, 2018 and June 30, 2017, we have not accrued any interest expense related to uncertain tax positions. We are unaware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

10.       Segment Information

We currently operate as one operating segment with a focus on the development and commercialization of products to address the unmet needs of patients with chronic and life-threatening conditions. Our Chief Executive Officer, as our chief operating decision maker, manages and allocates resources to the operations of our company on a consolidated basis. This enables our Chief Executive Officer to assess our overall level of available resources and determine how best to deploy these resources across functions, therapeutic areas, and research and development projects in line with our long-term company-wide strategic goals.

Net product sales, cost of product sales and gross profit for each of our commercial products were as follows (in millions):

	Three Months Ended June 30,
2018	Remodulin	Tyvaso	Adcirca	Orenitram	Unituxin	Total
Net product sales	$159.5	$105.9	$109.8	$49.5	$19.8	$444.5
Cost of product sales	3.4	4.4	47.5	3.0	3.4	61.7
Gross profit	$156.1	$101.5	$62.3	$46.5	$16.4	$382.8

2017
Net product sales	$157.7	$104.2	$120.6	$46.0	$16.1	$444.6
Cost of product sales	3.9	2.9	6.7	4.0	1.4	18.9
Gross profit	$153.8	$101.3	$113.9	$42.0	$14.7	$425.7

	Six Months Ended June 30,
2018	Remodulin	Tyvaso	Adcirca	Orenitram	Unituxin	Total
Net product sales	$286.3	$200.5	$207.4	$101.7	$37.8	$833.7
Cost of product sales	6.4	7.4	89.4	6.0	5.7	114.9
Gross profit	$279.9	$193.1	$118.0	$95.7	$32.1	$718.8

2017
Net product sales	$303.5	$191.6	$200.6	$85.3	$34.1	$815.1
Cost of product sales	5.9	5.7	11.3	6.8	3.5	33.2
Gross profit	$297.6	$185.9	$189.3	$78.5	$30.6	$781.9

Geographic revenues are determined based on the country in which our customers (distributors) are located. Total revenues from external customers by geographic area are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
United States	$422.3	$408.0	$788.1	$747.5
Rest-of-World(1)	22.2	36.6	45.6	67.6
Total	$444.5	$444.6	$833.7	$815.1

(1)                     Primarily Europe.

We recorded revenue from two specialty pharmaceutical distributors in the United States comprising 48 percent and 17 percent, respectively, of total revenues during the three-month period ended June 30, 2018, 47 percent and 14 percent, respectively, of total revenues during the three-month period ended June 30, 2017, 48 percent and 17 percent, respectively, of total revenues during the six-month period ended June 30, 2018, and 48 percent and 15 percent, respectively, of total revenues during the six-month period ended June 30, 2017. All of our revenues for Adcirca are generated by sales made through Lilly’s pharmaceutical wholesaler network.

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

12.       Acquisition

SteadyMed Merger Agreement

On April 29, 2018, we entered into an Agreement and Plan of Merger (Merger Agreement) with SteadyMed Ltd. (SteadyMed) and Daniel 24043 Acquisition Corp Ltd., our wholly-owned subsidiary (Merger Sub). The Merger Agreement provides for the merger of Merger Sub with and into SteadyMed (the Merger), with SteadyMed surviving the Merger as our wholly-owned subsidiary.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each SteadyMed ordinary share will be converted into the right to receive (i) $4.46 in cash; and (ii) one contractual contingent value right representing the right to receive a contingent cash payment of $2.63 upon the achievement of a specified milestone relating to the commercialization of SteadyMed’s Trevyent® product. The aggregate amount of cash consideration to be paid to holders of SteadyMed securities at the closing of the Merger is expected to be approximately $141.0 million, and the aggregate amount of contingent consideration to be paid, if payable, will equal $75.0 million.

On July 20, 2018, we announced the termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, which was one of the conditions to closing the transaction. In addition, SteadyMed’s shareholders approved the acquisition on July 30, 2018. Assuming that all remaining conditions to closing of this transaction will be satisfied or waived, we expect the Merger to be completed in the third quarter of this year. Under Israeli law, closing may not occur until at least thirty days have passed since the SteadyMed shareholders approved the transaction.

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

•                  Adcirca® (tadalafil) Tablets (Adcirca). We acquired exclusive U.S. commercialization rights to Adcirca, an oral phosphodiesterase type 5 (PDE-5) inhibitor therapy for PAH, from Eli Lilly and Company (Lilly). PDE-5 inhibitors inhibit the degradation of cyclic guanosine monophosphate (cyclic GMP) in cells. Cyclic GMP is activated by nitric oxide (NO), a naturally occurring substance in the body that mediates the relaxation of vascular smooth muscle. Adcirca is approved by the FDA to improve exercise ability in PAH patients.

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

Revenues

Our net product sales consist of sales of the five commercial products noted above. We have entered into separate, non-exclusive distribution agreements with Accredo Health Group, Inc. and its affiliates, including Curascript SD Specialty Distribution (Accredo), and CVS Caremark, Inc. (Caremark) to distribute Remodulin, Tyvaso and Orenitram in the United States, and we have entered into an exclusive distribution agreement with ASD Specialty Healthcare, Inc. (ASD), an affiliate of AmerisourceBergen Corporation, to distribute Unituxin in the United States. We also sell Remodulin and Tyvaso to distributors internationally. We sell Adcirca through Lilly’s pharmaceutical wholesale network. To the extent we have increased the price of any of these products, increases have typically been in the single-digit percentages per year, except for Adcirca, the price of which is set solely by Lilly. In 2018, we anticipate revenues will decrease as compared to 2017 given the anticipated impact of generic competition for Adcirca, which we expect to begin sometime in 2018, as well as reimbursement challenges for our oral therapies leading to increased utilization of our patient assistance programs. We are investing in the development of new products and label expansions for existing products, which we expect to result in a return to revenue growth.

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

Generic Competition

We settled litigation with each of Sandoz, Inc. (Sandoz), Teva Pharmaceuticals USA, Inc. (Teva), Par Sterile Products, LLC (Par) and Dr. Reddy’s Laboratories, Inc. (Dr. Reddy’s), relating to their abbreviated new drug applications (ANDAs) seeking FDA approval to market generic versions of Remodulin before the expiration of certain of our U.S. patents. Under the terms of our settlement agreements, Sandoz can market its generic version of Remodulin in the United States beginning as early as June 2018, and Teva, Par and Dr. Reddy’s can each launch their generic versions in the United States beginning in December 2018. We also settled litigation with Actavis Laboratories FL, Inc. (Actavis) relating to its ANDA seeking FDA approval to market a generic version of Orenitram before the expiration of certain of our U.S. patents. Under the settlement agreement, Actavis can market its generic version of Orenitram in the United States beginning in June 2027, although Actavis may be permitted to enter the market earlier under certain circumstances.

We are engaged in litigation with Watson Laboratories, Inc. (Watson), based on its ANDA seeking to market a generic version of Tyvaso before the expiration of certain of our U.S. patents at various dates from November 2018 through December 2028. In addition, Watson filed inter partes review (IPR) petitions seeking to invalidate the claims of two of our patents that expire in 2028 and relate to Tyvaso, and on January 11, 2018, the Patent Trial and Appeal Board (PTAB) of the U.S. Patent and Trademark Office (USPTO) issued decisions to institute IPR proceedings with respect to both patents. For further details regarding the Watson matter, please see Note 11—Litigation, to our consolidated financial statements.

As a result of our settlements with Sandoz, Teva, Par and Dr. Reddy’s, we expect to see generic competition for Remodulin from these companies in the United States beginning sometime in 2018. To date only Sandoz has received tentative approval for its ANDA, but to our knowledge Sandoz has not yet launched the sale of its generic version of Remodulin. As a result of our settlement with Actavis, we expect to see generic competition for Orenitram from Actavis in the United States beginning as early as 2027. Competition from these generic companies could reduce our net product sales and profits. In addition, while we intend to vigorously enforce our intellectual property rights relating to our products, there can be no assurance that we will prevail in defending our patent rights, or that additional challenges from other ANDA filers or other challengers will not surface with respect to our products. Our patents could be invalidated, found unenforceable or found not to cover one or more generic forms of our products. If any ANDA filer were to receive approval to sell a generic version of Remodulin, Tyvaso or Orenitram and/or prevail in any patent litigation, the affected product(s) would become subject to increased competition, which could reduce our net product sales and profits.

A U.S. patent for Adcirca for the treatment of pulmonary hypertension expired in November 2017. Lilly had two additional patents expiring in April and November 2020, respectively, covering Adcirca and claiming pharmaceutical compositions and free drug particulate forms. The PTAB has issued a Final Written Decision finding these patents invalid as the result of an IPR proceeding initiated by Actelion Pharmaceuticals Ltd., a Janssen pharmaceutical company of Johnson and Johnson (Actelion). Lilly appealed the PTAB’s decision, and in April 2018 the United States Court of Appeals for the Federal Circuit affirmed the PTAB’s decision. Lilly has declined to petition the Federal Circuit for a rehearing of the decision, or to petition the Supreme Court to review the decision. In May 2017, we amended our license agreement with Lilly relating to Adcirca to clarify and extend the term of the agreement and to amend the economic terms of the agreement following the expiration of a patent covering Adcirca in November 2017. As a result of this amendment, beginning December 1, 2017, our royalty rate on net product sales of Adcirca increased from five percent to ten percent, and we are required to make milestone payments to Lilly equal to $325,000 for each $1,000,000 in net product sales. Adcirca’s cost of product sales as a percentage of Adcirca’s net product sales has increased significantly since December 1, 2017 due to these cost increases. Lilly’s FDA-conferred regulatory exclusivity for Adcirca expired in May 2018 and the FDA has tentatively approved ANDAs filed by at least two generic companies to market generic versions of Adcirca. To our knowledge, no generic version of Adcirca has been launched yet, but we anticipate generic launch sometime in 2018, which will likely result in decreased Adcirca sales, and a material adverse impact on Adcirca revenue. A decrease in Adcirca demand could also cause Adcirca inventory held by distributors and other downstream customers to expire unsold, which could increase our liability for product returns. The term of our amended license agreement with Lilly will expire on December 31, 2020.

In April 2018, a generic version of Remodulin was approved in Germany, Italy and France. The launch of a generic in these countries, expected sometime in 2018, will likely lead to a decline in our international Remodulin revenues due to increased competition and a contractual reduction in our transfer price of Remodulin to an international distributor for sales into Germany, Italy and France, as well as other countries in which the pricing of Remodulin is impacted by reference pricing. Approval in other countries may follow. Our non-U.S. net product sales for Remodulin were $43.7 million and $66.5 million for the six months ended June 30, 2018 and 2017, respectively.

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

Pending Acquisition of SteadyMed Ltd.

On April 29, 2018, we entered into an Agreement and Plan of Merger (Merger Agreement) with SteadyMed Ltd. (SteadyMed) and Daniel 24043 Acquisition Corp Ltd., our wholly-owned subsidiary (Merger Sub). The Merger Agreement provides for the merger of Merger Sub with and into SteadyMed (Merger), with SteadyMed surviving the Merger as our wholly-owned subsidiary. In January 2016, SteadyMed announced that the FDA had granted orphan drug designation for Trevyent®, which is a single-use, pre-filled pump intended to deliver a two-day supply of treprostinil subcutaneously using SteadyMed’s PatchPump® technology. In June 2017, SteadyMed submitted an NDA to the FDA seeking approval of Trevyent for the treatment of PAH. In August 2017, SteadyMed announced receipt of a refuse-to-file letter from the FDA, in which the FDA refused to accept SteadyMed’s NDA for review, requested further information on certain device specifications and required performance testing and additional design verification and validation testing on the final, to-be-marketed Trevyent product. SteadyMed has indicated it plans to resubmit its NDA by the end of 2018.

The aggregate amount of cash consideration to be paid to holders of SteadyMed securities at the closing of the Merger is expected to be approximately $141.0 million, and the aggregate amount of contingent consideration to be paid, if payable, will equal $75.0 million. The contingent consideration will be payable if a specified milestone relating to the commercialization of Trevyent is achieved. On July 20, 2018, we announced the termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, which was one of the conditions to closing the transaction. In addition, SteadyMed’s shareholders approved the acquisition on July 30, 2018. Assuming that all remaining conditions to closing of this transaction will be satisfied or waived, we expect the Merger to be completed in the third quarter of this year. Under Israeli law, closing may not occur until at least thirty days have passed since the SteadyMed shareholders approve the transaction. Refer to Note 12—Acquisition for additional information.

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

Our operating expenses include the following costs:

Cost of Product Sales

Our cost of product sales primarily includes costs to manufacture and acquire products sold to customers, royalty and milestone payments under license agreements granting us rights to sell related products, direct and indirect distribution costs incurred in the sale of products, and the costs of inventory reserves for current and projected obsolescence. These costs also include share-based compensation and salary-related expenses for direct manufacturing and indirect support personnel, quality review and release for commercial distribution, direct materials and supplies, depreciation, facilities-related expenses and other overhead costs. Our cost of product sales for Adcirca increased significantly as a percentage of Adcirca revenues beginning December 1, 2017, as a result of the increased royalty and milestone payments, from five percent to an effective rate of approximately 42.5 percent, contained in our amended license agreement with Lilly.

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

Share-Based Compensation

Historically, we granted stock options under our Amended and Restated Equity Incentive Plan (the 1999 Plan) and awards under our Share Tracking Awards Plans (STAP). In June 2015, our shareholders approved the United Therapeutics Corporation 2015 Stock Incentive Plan (the 2015 Plan), which authorizes the issuance of up to 6,150,000 shares of our common stock, and in June 2018, our shareholders approved a 2,900,000 share increase in the number of shares issuable under the 2015 Plan. Following approval of the 2015 Plan, we ceased granting awards under the STAP and the 1999 Plan, and we modified our equity compensation programs to grant stock options to employees and non-employee directors. In June 2016 and October 2017, we also began issuing restricted stock units to non-employee directors and employees, respectively. The grant date fair values of stock options and restricted stock units are recognized as share-based compensation expense ratably over their vesting periods.

The fair values of STAP awards and stock options are measured using inputs and assumptions under the Black-Scholes-Merton model. The fair value of restricted stock units is measured using our stock price on the date of grant.

Although we no longer grant STAP awards, we still had approximately 3.2 million STAP awards outstanding as of June 30, 2018. We account for STAP awards as liabilities because they are settled in cash. As such, we must re-measure the fair value of STAP awards at the end of each financial reporting period until the awards are no longer outstanding. Changes in our STAP liability resulting from such re-measurements are recorded as adjustments to share-based compensation (benefit) expense and can create substantial volatility within our operating expenses from period to period. The following factors, among others, have a significant impact on the amount of share-based compensation (benefit) expense recognized in connection with STAP awards from period to period: (1) volatility in our stock price (specifically, increases in the price of our common stock will generally result in an increase in our STAP liability and related compensation expense, while decreases in our stock price will generally result in a reduction in our STAP liability and related compensation expense); (2) changes in the number of outstanding awards; and (3) changes in the number of vested and unvested awards.

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

Near-Term Pipeline Programs (2018-2021)

Product	Mode of Delivery	Indication	Current Status STUDY NAME	Our Territory
Implantable System for Remodulin	Continuous intravenous via implantable pump	PAH	FDA approval received July 30, 2018	United States, United Kingdom, Canada, France, Germany, Italy and Japan

RemUnity™ (treprostinil)	Continuous subcutaneous via pre-filled, semi-disposable system	PAH	510(k) application pending with FDA	Worldwide

OreniPlus™ (Orenitram in combination with approved background therapy)	Oral	PAH (decrease morbidity and mortality)	Phase IV FREEDOM-EV	Worldwide

Tysuberprost™ (esuberaprost in combination with Tyvaso)	Oral (esuberaprost) Inhaled (Tyvaso)	PAH (decrease morbidity and mortality)	Phase III BEAT	North America, Europe, Mexico, South America, Egypt, India, Israel, South Africa and Australia

RemoPro™ (pain-free subcutaneous Remodulin prodrug)	Continuous subcutaneous	PAH	Pre-Clinical	Worldwide

Dinutuximab	Intravenous	Small cell lung cancer	Phase II/III DISTINCT	Worldwide

Tyvaso-ILD™ (treprostinil)	Inhaled	Pulmonary hypertension associated with idiopathic pulmonary fibrosis (WHO Group 3)	Phase III INCREASE	Worldwide

Medium-Term Pipeline Programs (2022-2025)

Product	Mode of Delivery	Indication	Current Status STUDY NAME	Our Territory
Tyvaso (treprostinil)	Inhaled	Pulmonary hypertension associated with chronic obstructive pulmonary disease (WHO Group 3)	Phase III PERFECT	Worldwide

Aurora-GT™ (eNOS gene therapy)	Intravenous	PAH	Phase II/III SAPPHIRE	United States

OreniLeft™ (treprostinil)	Oral	Pulmonary hypertension associated with left ventricular diastolic dysfunction (WHO Group 2)	Phase III SOUTHPAW	Worldwide

Implantable System for Remodulin

On July 30, 2018, we obtained the final FDA approval necessary to launch the Implantable System for Remodulin in the United States. This system has been developed in collaboration with Medtronic, Inc. (Medtronic) and incorporates a proprietary Medtronic intravascular infusion catheter with its SynchroMed® II implantable infusion pump and related infusion system components (together referred to as the Implantable System for Remodulin) in order to deliver Remodulin for the treatment of PAH. We believe this technology has the potential to reduce many of the patient burdens and other complications associated with the use of external pumps to administer prostacyclin analogues. In order to launch the Implantable System for Remodulin in the United States, we pursued parallel regulatory filings with Medtronic relating to the device and the drug, respectively. Medtronic’s premarket approval application (PMA) for the device was approved by the FDA in December 2017, and on July 30, 2018, the FDA approved our NDA for the use of Remodulin in the implantable pump.

Prior to launch, we must enter into a commercialization agreement with Medtronic. Our ability to commercialize the system is entirely dependent on Medtronic’s ability and willingness to manufacture the system on commercially reasonable terms, which will be outside of our control. In addition, launch preparation for an implantable system is inherently complicated and the generation of significant incremental revenues from the use of the Implantable System for Remodulin could take longer than anticipated. The Implantable System for Remodulin is a complex program, requiring precision and care to ensure that implant surgeons, refill centers, reimbursement pathways, and other health care service organizations are adequately prepared, established and trained. We plan to approach the launch in a careful and deliberate manner to ensure the safety of patients and the long-term success of the program. In addition, Medtronic has informed us that it has fewer than 100 pumps available for initial launch, and that it may be unable to manufacture additional pumps until the FDA approves a next-generation system incorporating a variety of quality enhancements, which is anticipated in late 2019 but may take longer. We anticipate that the initial pump supply will enable us to launch the Implantable System for Remodulin in late 2018 or early 2019 at the ten clinical trial sites that participated in the DelIVery study. We plan to initiate a broader launch with the next-generation system.

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

In February 2018, DEKA submitted a 510(k) application to the FDA to clear the RemUnity system. If approved, this 510(k) application is intended to enable disposable components to be pre-filled with Remodulin by our specialty pharmacy distributors. We are also engaged in further development efforts intended to enable us ultimately to submit a new drug application for a version of the system that includes disposable components that are pre-filled as part of the manufacturing process.

We are also engaged in pre-clinical development of a new prodrug of treprostinil called RemoPro, which is intended to enable subcutaneous delivery of treprostinil therapy without the site pain currently associated with subcutaneous Remodulin. RemoPro is designed to be inactive in the subcutaneous tissue, which should decrease or eliminate site pain, and to metabolize into treprostinil once it is absorbed into the blood.

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

In addition, we are conducting a study (DISTINCT) of Unituxin in adult patients with small cell lung cancer, which is another GD2-expressing cancer. During the fourth quarter of 2017, we completed the phase II portion of the study, and commenced the phase III portion of the study following an interim safety review. We are also conducting preclinical research to determine Unituxin’s potential activity against other GD2-expressing tumor types. These research and development efforts into new indications for Unituxin have been substantially outsourced to a contract research organization called Precision Oncology, LLC.

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

Tyvaso and Tyvaso-ILD

In October 2017, the FDA approved a supplement to our NDA for Tyvaso, covering a new inhalation device as part of the Tyvaso Inhalation System. The new device, called the TD-300/A, was designed based on physician and prescriber feedback, and is intended to aid patient compliance and enhance ease of use. We began commercial distribution of the TD-300/A in June 2018. We believe the design enhancements integrated into the TD-300/A will help reduce the rate of Tyvaso discontinuation associated with the prior device. In addition to the TD-300/A, we are engaged in research and development efforts into new devices to further optimize the delivery of inhaled treprostinil.

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

Future Prospects

As noted above, in 2018 we expect revenues will decrease as compared to 2017, given the impact of anticipated generic competition for Adcirca expected to begin in the second half of 2018, as well as reimbursement challenges for our oral therapies leading to increased utilization of our patient assistance programs. A generic version of Remodulin may become available in the United States and certain countries in Europe during 2018, which could negatively impact our Remodulin revenues. Our strategy is to resume revenue growth over the longer term through the approval of new and/or improved indications, formulations and delivery devices. These and other research and development efforts are designed to provide revenue growth in the near and medium term, while efforts are under way to develop technologies in organ manufacturing in the longer term.

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

We believe the increased use of dual-upfront oral therapy (tadalafil and ambrisentan) following positive results of Gilead Sciences, Inc.’s AMBITION study of ambrisentan and tadalafil as an up-front combination therapy for PAH, combined with Actelion’s launch of Uptravi, an oral IP-receptor agonist, has delayed many patients’ initiation of inhaled or infused prostacyclin therapies, which we believe has impacted our sales of Tyvaso and Remodulin. In addition, Uptravi competes directly with our oral prostacyclin therapy, Orenitram, which we believe has limited our sales of Orenitram. Given the progressive nature of PAH, we believe many patients will begin taking Orenitram, Tyvaso or Remodulin after their disease progresses while on these or other oral therapies, leading to additional revenue from these three products.

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

Results of Operations

Three and Six Months Ended June 30, 2018 and June 30, 2017

Revenues

The following table presents the components of total revenues (dollars in millions):

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2018	2017	Change	2018	2017	Change
Net product sales:
Remodulin	$159.5	$157.7	1%	$286.3	$303.5	(6)%
Tyvaso	105.9	104.2	2%	200.5	191.6	5%
Adcirca	109.8	120.6	(9)%	207.4	200.6	3%
Orenitram	49.5	46.0	8%	101.7	85.3	19%
Unituxin	19.8	16.1	23%	37.8	34.1	11%
Total revenues	$444.5	$444.6	—%	$833.7	$815.1	2%

Revenues for the three months ended June 30, 2018 decreased by $0.1 million and revenues for the six months ended June 30, 2018 increased by $18.6 million, as compared to the same periods in 2017.

Remodulin net product sales increased by $1.8 million for the three months ended June 30, 2018 and decreased by $17.2 million for the six months ended June 30, 2018, as compared to the same periods in 2017. For the three and six months ended June 30, 2018, U.S. Remodulin net product sales increased by $16.7 million and $5.6 million, respectively, as compared to the same periods in 2017 due to: (1) an increase in quantities ordered from our U.S. distributors, which do not precisely reflect underlying patient demand; and (2) a price increase implemented in April 2018, which was the first price increase for Remodulin since 2010. For the six months ended June 30, 2018, the impact of the increase in quantities ordered and the price increase was partially offset by the one-time impact of a change in contractual minimum inventory levels with a U.S. distributor, as discussed below. For the three and six months ended June 30, 2018, international Remodulin net product sales declined by $14.9 million and $22.8 million, respectively, compared to the same periods in 2017, primarily due to a reduction in the price at which we sell Remodulin to an international distributor in connection with a transfer of additional regulatory and commercial responsibilities to that distributor in 2017.

Tyvaso net product sales increased by $1.7 million for the three months ended June 30, 2018 and increased by $8.9 million for the six months ended June 30, 2018, as compared to the same periods in 2017. These increases were primarily due to price increases. For the six months ended June 30, 2018, the impact of the price increases was partially offset by the one-time impact of a change in contractual minimum inventory levels with a U.S. distributor, as discussed below.

Adcirca net product sales decreased by $10.8 million for the three months ended June 30, 2018 and increased by $6.8 million for the six months ended June 30, 2018, as compared to the same periods in 2017. For the three months ended June 30, 2018, Adcirca net product sales decreased due to a decrease in the number of bottles sold, partially offset by price increases implemented by Lilly. For the six months ended June 30, 2018, Adcirca net product sales increased due to price increases implemented by Lilly, partially offset by a decrease in the number of bottles sold.

Orenitram net product sales increased by $3.5 million for the three months ended June 30, 2018 and increased by $16.4 million for the six months ended June 30, 2018, as compared to the same periods in 2017. These increases were primarily due to an increase in the number of patients being treated with Orenitram and, for the six months ended June 30, 2018, the one-time impact of a change in contractual minimum inventory levels with a U.S. distributor, as discussed below.

Unituxin net product sales increased by $3.7 million for both the three and six months ended June 30, 2018, as compared to the same periods in 2017. These increases were due to an increase in the number of vials sold and a price increase implemented in 2017.

During the fourth quarter of 2017, we amended our agreements with one of our U.S. specialty pharmacy distributors, in part to make the monthly minimum inventory days-on-hand requirement consistent across Remodulin, Tyvaso, and Orenitram. This change resulted in a one-time decrease in total net product sales of $4.3 million as the distributor adjusted to the new contractual inventory requirement levels in the first quarter of 2018. On an individual product basis, in the first quarter of 2018, net product sales of Remodulin decreased by $4.5 million, net product sales of Tyvaso decreased by $3.5 million, and net product sales of Orenitram increased by $3.7 million.

We recognize revenues net of gross-to-net deductions, including: (1) rebates and chargebacks; (2) prompt pay discounts; (3) allowance for product returns; and (4) distributor fees. Our reserves for gross-to-net deductions are based on historical experiences and contractual and statutory requirements. The tables below include a reconciliation of the liability accounts associated with these deductions (in millions):

	Three Months Ended June 30, 2018
	Rebates and Chargebacks	Prompt Pay Discounts	Product Returns	Distributor Fees	Total
Balance, April 1, 2018	$83.4	$4.0	$7.3	$5.8	$100.5
Provisions attributed to sales in:
Current period	67.0	10.8	0.4	5.2	83.4
Prior periods	2.5	—	—	0.1	2.6
Payments or credits attributed to sales in:
Current period	(11.7)	(6.0)	—	(1.1)	(18.8)
Prior periods	(56.0)	(3.7)	(0.8)	(4.0)	(64.5)
Balance, June 30, 2018	$85.2	$5.1	$6.9	$6.0	$103.2

	Three Months Ended June 30, 2017
	Rebates and Chargebacks	Prompt Pay Discounts	Product Returns	Distributor Fees	Total
Balance, April 1, 2017	$49.5	$3.8	$6.2	$2.5	$62.0
Provisions attributed to sales in:
Current period	55.5	10.2	1.4	3.5	70.6
Prior periods	(1.4)	—	—	(0.2)	(1.6)
Payments or credits attributed to sales in:
Current period	(7.3)	(4.9)	—	(1.0)	(13.2)
Prior periods	(46.2)	(3.5)	(0.5)	(2.2)	(52.4)
Balance, June 30, 2017	$50.1	$5.6	$7.1	$2.6	$65.4

	Six Months Ended June 30, 2018
	Rebates and Chargebacks	Prompt Pay Discounts	Product Returns	Distributor Fees	Total
Balance, January 1, 2018	$74.0	$4.7	$7.2	$3.4	$89.3
Provisions attributed to sales in:
Current period	129.3	19.7	1.1	10.0	160.1
Prior periods	3.3	—	—	—	3.3
Payments or credits attributed to sales in:
Current period	(69.1)	(14.7)	—	(4.1)	(87.9)
Prior periods	(52.3)	(4.6)	(1.4)	(3.3)	(61.6)
Balance, June 30, 2018	$85.2	$5.1	$6.9	$6.0	$103.2

	Six Months Ended June 30, 2017
	Rebates and Chargebacks	Prompt Pay Discounts	Product Returns	Distributor Fees	Total
Balance, January 1, 2017	$46.0	$4.3	$7.7	$2.8	$60.8
Provisions attributed to sales in:
Current period	105.2	18.9	0.1	6.5	130.7
Prior periods	2.0	—	—	(0.2)	1.8
Payments or credits attributed to sales in:
Current period	(53.5)	(13.4)	—	(3.7)	(70.6)
Prior periods	(49.6)	(4.2)	(0.7)	(2.8)	(57.3)
Balance, June 30, 2017	$50.1	$5.6	$7.1	$2.6	$65.4

Cost of Product Sales

The table below summarizes cost of product sales by major category (dollars in millions):

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2018	2017	Change	2018	2017	Change
Category:
Cost of product sales	$61.1	$19.3	217%	$120.2	$35.1	242%
Share-based compensation expense (benefit)(1)	0.6	(0.4)	250%	(5.3)	(1.9)	(179)%
Total cost of product sales	$61.7	$18.9	226%	$114.9	$33.2	246%

(1)                     Refer to Share-Based Compensation Expense (Benefit) section below for discussion.

Cost of product sales, excluding share-based compensation. The increase in cost of product sales of $41.8 million for the three months ended June 30, 2018, as compared to the same period in 2017, was primarily due to a $40.7 million increase in the royalty expense for Adcirca. As a result of an amendment to our license agreement with Lilly, effective December 1, 2017 our royalty rate on net product sales of Adcirca increased from five percent to an effective rate of approximately 42.5 percent.

The increase in cost of product sales of $85.1 million for the six months ended June 30, 2018, as compared to the same period in 2017, was primarily attributable to a $78.0 million increase in the royalty expense for Adcirca noted above.

Research and Development

The table below summarizes research and development expense by major category (dollars in millions):

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2018	2017	Change	2018	2017	Change
Category:
Research and development projects	$79.1	$61.6	28%	$137.3	$102.9	33%
Share-based compensation expense (benefit)(1)	3.2	(1.8)	278%	(19.3)	(6.9)	(180)%
Total research and development expense	$82.3	$59.8	38%	$118.0	$96.0	23%

(1)                     Refer to Share-Based Compensation Expense (Benefit) section below for discussion.

Research and development, excluding share-based compensation. The increase in research and development expense of $17.5 million for the three months ended June 30, 2018, as compared to the same period in 2017, was driven by continued investment in our product pipeline, which includes seven phase III clinical trials in cardiopulmonary diseases and oncology as well as programs in regenerative medicine and organ manufacturing to ultimately provide a cure for PAH and other end-stage organ diseases. Research and development expense for the treatment of cardiopulmonary diseases increased by $11.7 million for the three months ended June 30, 2018, as compared to the same period in 2017, due to increased spending on the development of drug delivery devices, including the Implantable System for Remodulin and RemUnity, and on several clinical and non-clinical studies. Research and development expenses for cancer-related projects increased by $4.5 million for the three months ended June 30, 2018, as compared to the same period in 2017, driven by an increase in spending on the DISTINCT study. Research and development expenses for our organ manufacturing projects did not change significantly for the three months ended June 30, 2018, as compared to the same period in 2017.

The increase in research and development expense of $34.4 million for the six months ended June 30, 2018, as compared to the same period in 2017, was driven by continued investment in our product pipeline. Research and development expense for the treatment of cardiopulmonary diseases increased by $27.1 million for the six months ended June 30, 2018, as compared to the same period in 2017, due to increased spending on the development of drug delivery devices, including the Implantable System for Remodulin and RemUnity, and on several clinical and non-clinical studies. Research and development expenses for cancer-related projects increased by $7.8 million for the six months ended June 30, 2018, as compared to the same period in 2017, driven by an increase in spending on the DISTINCT study. Research and development expenses for our organ manufacturing projects did not change significantly for the six months ended June 30, 2018, as compared to the same period in 2017.

Selling, General and Administrative

The table below summarizes selling, general and administrative expense by major category (dollars in millions):

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2018	2017	Change	2018	2017	Change
Category:
General and administrative	$50.8	$51.6	(2)%	$103.7	$105.1	(1)%
Sales and marketing	15.6	15.5	1%	28.8	30.9	(7)%
Share-based compensation expense (benefit)(1)	16.7	0.3	NM (2)	(56.0)	(12.2)	(359)%
Total selling, general and administrative expense	$83.1	$67.4	23%	$76.5	$123.8	(38)%

(1)                                 Refer to Share-Based Compensation Expense (Benefit) below for discussion.

(2)                                 Calculation is not meaningful.

Share-Based Compensation Expense (Benefit)

The table below summarizes share-based compensation expense (benefit) by major category (dollars in millions):

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2018	2017	Change	2018	2017	Change
Category:
Stock options	$15.5	$12.2	27%	$28.2	$16.8	68%
Restricted stock units	2.0	0.5	300%	2.9	1.0	190%
STAP awards	2.7	(14.9)	118%	(112.3)	(39.5)	(184)%
Employee stock purchase plan	0.3	0.3	—%	0.6	0.7	(14)%
Total share-based compensation expense (benefit)	$20.5	$(1.9)	NM (1)	$(80.6)	$(21.0)	(284)%

(1)                                 Calculation is not meaningful.

The table below summarizes share-based compensation expense (benefit) by line item on our consolidated statements of operations (dollars in millions):

	Three Months Ended June 30,		Percentage		Six Months Ended June 30,		Percentage
	2018	2017	Change		2018	2017	Change
Cost of product sales	$0.6	$(0.4)	250%		$(5.3)	$(1.9)	(179)%
Research and development	3.2	(1.8)	278%		(19.3)	(6.9)	(180)%
Selling, general and administrative	16.7	0.3	NM	(1)	(56.0)	(12.2)	(359)%
Total share-based compensation expense (benefit)	$20.5	$(1.9)	NM	(1)	$(80.6)	$(21.0)	(284)%

(1)                                 Calculation is not meaningful.

Share-Based Compensation.  The increase in share-based compensation expense of $22.4 million for the three months ended June 30, 2018, as compared to the same period in 2017, was primarily due to: (1) a $17.6 million increase in STAP expense related to an increase in our stock price during the three months ended June 30, 2018, as compared to a decrease in our stock price during the same period in 2017; and (2) a $3.3 million increase in stock option expense due to additional awards granted and outstanding in 2018. For more information, refer to Note 7—Share-Based Compensation to our consolidated financial statements.

The increase in share-based compensation benefit of $59.6 million for the six months ended June 30, 2018, as compared to the same period in 2017, was primarily due to a $72.8 million decrease to our STAP liability driven by a greater decrease in our stock price during the six months ended June 30, 2018, as compared to the same period in 2017, partially offset by an $11.4 million increase in stock option expense due to additional awards granted and outstanding in 2018. For more information, refer to Note 7—Share-Based Compensation to our consolidated financial statements.

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

Impairment of Investment in a Privately-Held Company

During the quarter ended June 30, 2017, one of our investments in a privately-held company experienced an event triggering an impairment analysis to evaluate the recoverability of our investment. We determined that the current fair value of our investment was lower than its carrying value, resulting in an impairment charge of $46.5 million. As of June 30, 2017, the adjusted carrying value of our investment in this company was $53.5 million. The carrying value of this asset has not been further adjusted since June 30, 2017. Refer to Note 3—Investments to our consolidated financial statements.

Income Tax Expense

The provision for income taxes was $109.5 million for the six months ended June 30, 2018, as compared to $185.2 million for the same period in 2017. Our effective tax rate (ETR) as of June 30, 2018 and June 30, 2017, was approximately 21 percent and approximately 60 percent, respectively.  Our ETR for the six months ended June 30, 2018 decreased as compared to the same period in 2017 due to the impacts of The Tax Cuts and Jobs Act (Tax Reform) as well as a $210.0 million accrual in connection with a civil settlement with the DOJ and a $46.5 million impairment charge recorded in the second quarter of 2017 that did not meet the criteria for tax deductibility at that time.  Refer to Note 9—Income Taxes, to our consolidated financial statements.

Tax Reform was enacted on December 22, 2017 and has multiple provisions that impact our tax expense. The significant impacts of Tax Reform on our 2018 tax expense include a reduction in the U.S. federal corporate tax rate from 35 percent to 21 percent, a reduction of the Orphan Drug Credit, and the repeal of the Section 199 deduction for domestic manufacturing activities.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of Tax Reform. As a result of changes under Tax Reform, we recognized a provisional amount of $71.0 million of additional tax expense in our consolidated financial statements for the year ended December 31, 2017. The additional tax expense is primarily due to the revaluing of our ending net deferred tax assets at December 31, 2017 because of the reduction in the U.S. corporate income tax rate under Tax Reform. While we have substantially completed our provisional analysis of the income tax effects of Tax Reform, and recorded a reasonable estimate of such effects in our consolidated financial statements for the year ended December 31, 2017, the ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, further refinement of our calculations, additional analysis, changes in assumptions, additional IRS guidance, and actions we may take as a result of Tax Reform.  During the six months ended June 30, 2018, we did not make any adjustments to the provisional amounts we previously recorded.

Going forward, we expect to continue to maintain the lower effective tax rate as a result of Tax Reform, principally driven by the reduced federal corporate tax rate, and partially offset by the reduction of the Orphan Drug Credit and the repeal of the Section 199 deduction.

Financial Condition, Liquidity and Capital Resources

We have funded our operations principally through sales of our commercial products and, from time-to-time, third-party financing arrangements. We believe that our current liquidity is sufficient to fund ongoing operations and future business plans as we expect long-term revenues from our commercial products, excluding Adcirca, to continue to grow due to our work on development of new products and label expansions for existing products. Furthermore, our customer base remains stable and we believe it presents minimal credit risk. However, any projections of future cash flows are inherently subject to uncertainty and we may seek other forms of financing. In June 2018, we entered into our 2018 Credit Agreement, which provides an unsecured, revolving line of credit of up to $1.5 billion, with a current maturity date of June 2023, of which $250.0 million was outstanding as of June 30, 2018. See Unsecured Revolving Credit Facility below for further details.

Cash and Cash Equivalents and Marketable Investments

Cash and cash equivalents and marketable investments comprise the following (dollars in millions):

	June 30, 2018	December 31, 2017	Percentage Change
Cash and cash equivalents	$745.9	$705.1	6%
Marketable investments—current	467.1	222.3	110%
Marketable investments—non-current	578.3	502.7	15%
Total cash and cash equivalents and marketable investments	$1,791.3	$1,430.1	25%

The net increase in our cash and cash equivalents and marketable investments was primarily due to: (1) $455.5 million in cash generated from operations; and (2) $14.9 million of proceeds from the exercise of stock options, partially offset by: (1) $91.1 million in cash paid to purchase property, plant and equipment; (2) $13.2 million in cash paid for debt issuance costs; and (3) $5.0 million in cash paid for an investment in a privately-held company.

Cash Flows

Cash flows comprise the following (dollars in millions):

	Six Months Ended June 30,		Percentage
	2018	2017	Change
Net cash provided by operating activities	$455.5	$301.5	51%
Net cash used in investing activities	$(418.5)	$(357.0)	(17)%
Net cash provided by financing activities	$3.8	$38.0	(90)%

Operating Activities

Our operating assets and liabilities consist primarily of accounts receivable, inventories, accounts payable and accrued expenses, which include share-based compensation arrangements.

The increase of $154.0 million in net cash provided by operating activities for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was primarily due to a $105.2 million increase in cash received from collections of accounts receivable and a $126.4 million decrease in cash paid for income taxes, partially offset by a $12.9 million increase in cash paid to settle STAP awards exercised during the six months ended June 30, 2018, as compared to the same period in 2017. The remainder of the change in cash provided by operating activities was due to changes in working capital.

Investing Activities

The increase of $61.5 million in net cash used in investing activities for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, was primarily due to: (1) a $54.6 million increase in cash paid to purchase property, plant and equipment; and (2) a $26.9 million increase in cash used for net purchases of available-for-sale and held-to-maturity investments, partially offset by a $20.1 million decrease in cash paid to purchase investments in privately held companies.

We are in the process of constructing additional facilities to support the development and commercialization of our products and technologies. We have budgeted for capital expenditures of approximately $220.0 million over the next three years.

Financing Activities

The decrease of $34.2 million in net cash provided by financing activities for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was due to: (1) a $21.7 million decrease in proceeds from stock option exercises; and (2) a $12.5 million increase in payments of debt issuance costs primarily related to the 2018 Credit Agreement.

Unsecured Revolving Credit Facility

In June 2018, we entered into a credit agreement (the 2018 Credit Agreement) providing for an unsecured revolving credit facility of up to $1.5 billion. On June 27, 2018, we borrowed $250.0 million under this facility and used the funds to repay outstanding indebtedness under the 2016 Credit Agreement. This balance remained outstanding as of June 30, 2018.  Refer to Note 6—Debt—Unsecured Revolving Credit Facility, to our consolidated financial statements.

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

Item 4.  CONTROLS AND PROCEDURES

Based on their evaluation, as of June 30, 2018, our Chairman and Chief Executive Officer and Chief Financial Officer and Treasurer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, summarized, processed and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chairman and Chief Executive Officer and Chief Financial Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

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

Item 1A.  RISK FACTORS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934 (the Exchange Act) and the Private Securities Litigation Reform Act of 1995. These statements, which are based on our beliefs and expectations as to future outcomes, include, among others, statements relating to the following:

•                  Expectations of revenues, expenses, profitability, and cash flows, including our expectation that revenue growth will recommence over the longer term, following a temporary decline in 2018;

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

•                  The timing and outcome of clinical studies, other research and development efforts, and related regulatory filings and approvals, including (among others) those described in this Report relating to our FREEDOM-EV study of Orenitram, our BEAT study of esuberaprost, our collaboration with DEKA to develop the RemUnity system, and our plan to develop a pain-free subcutaneous formulation of treprostinil called RemoPro;

•                  The timing and outcome of our efforts to close the acquisition of SteadyMed, and SteadyMed’s efforts to obtain FDA approval of Trevyent;

•                  The timing and success of our anticipated launch of the Implantable System for Remodulin;

•                  The outcome of pending and potential future legal and regulatory actions, including investigations, audits and inspections, by the FDA and other regulatory and government enforcement agencies;

•                  The impact of competing therapies on sales of our commercial products, including the impact of generic products such as generic forms of Adcirca and Remodulin, both of which could become available during 2018; established therapies such as Uptravi; and newly-developed therapies;

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

•                  Our ability to defend our intellectual property against generic and other challenges, including but not limited to the challenges described in this Report related to Tyvaso and Orenitram;

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

Sales of our current PAH therapies (Remodulin, Tyvaso, Orenitram and Adcirca) comprise the vast majority of our revenues. Decreased sales of any one of these products could have a material adverse impact on our operations. A wide variety of events, such as withdrawal of regulatory approvals or substantial changes in prescribing practices or dosing patterns, many of which are described in other risk factors below, could cause sales of these products to decline, or to grow more slowly than expected. Generic competition due to the current commercial availability of generic sildenafil, potential commercial availability of generic versions of Adcirca following loss of regulatory exclusivity in May 2018, as well as generic versions of Remodulin, which could be launched in the United States and certain countries in Europe during 2018, and a generic version of Orenitram, which could be launched in the United States by Actavis as early as June 2027, respectively, or earlier under certain circumstances, and other generic challenges against Remodulin, Tyvaso and Orenitram, may also decrease our revenues. In addition, the inability of any third party that manufactures, markets, distributes or sells any of our commercial products to perform these functions satisfactorily, or our inability to manage our internal manufacturing processes, could result in an inability to meet patient demand and decrease sales. Finally, our strategy involves the development and successful launch of next-generation delivery systems (such as the Implantable System for Remodulin and RemUnity) and expanded indications for our existing treprostinil-based products. The RemUnity system may not be approved by the FDA, and the demand for our products following launch of the Implantable System for Remodulin or the RemUnity system may not meet our expectations. Without this increased demand, the revenue opportunity for our treprostinil products could be significantly lower than we expect.

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

Numerous treatments currently compete with our commercial therapies, and others are under development. For example, for the treatment of PAH, we compete with Adempas®, Flolan®, Ilomedin®, Letairis®, Opsumit®, Revatio®, Tracleer®, Uptravi®, Veletri®, Volibris®, Ventavis®, generic epoprostenol and generic sildenafil citrate. Our competitors may introduce new products that render all or some of our technologies and products obsolete or noncompetitive. For example, Uptravi was approved by the FDA in December 2015 for the treatment of PAH and competes directly with Orenitram. In addition, if we do not complete our pending acquisition of SteadyMed, our commercial therapies may also have to compete with Trevyent®, which is a single-use, pre-filled pump being developed by SteadyMed to deliver a two-day supply of treprostinil subcutaneously using SteadyMed’s PatchPump® technology. Trevyent has been granted orphan drug designation by the FDA for the treatment of PAH. As a result, if Trevyent obtains FDA approval prior to FDA approval of RemUnity (our pre-filled, semi-disposable treprostinil delivery system), SteadyMed could have seven years of exclusivity during which the FDA may be prevented from approving RemUnity except in limited circumstances such as a showing of clinical superiority. In addition, we may not compete successfully against generic competitors, as we anticipate generic versions of Adcirca may be launched in 2018, and generic versions of Remodulin may be launched in the United States and certain countries in Europe in 2018, as described elsewhere in this Report. It is unclear what revenues, if any, we will generate from Adcirca sales after generic versions enter the market, and generic competition for Remodulin could also materially impact our revenues. Furthermore, we have limited visibility into the level of Adcirca inventory held by wholesale distributors and pharmacies, and rapid generic penetration could cause substantial amounts of Adcirca to expire unsold, causing us to incur increased liabilities for product returns. Any change in our estimated allowance for returns could result in a material impact on our revenues during the quarter in which the change is made.

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

The commercial success of our products depends, in part, on the availability of reimbursements by governmental payers such as Medicare and Medicaid, and private insurance companies. A significant portion of Remodulin, Tyvaso, Adcirca and Orenitram sales in the United States are reimbursed under the Medicare and Medicaid programs. A reduction in the availability or extent of reimbursement from domestic or foreign government health care programs could have a material adverse effect on our business and results of our operations. In the United States, the European Union and other potentially significant markets for our products, government payers and/or third-party payers are increasingly attempting to limit or regulate the price of medicinal products and frequently challenge the pricing of new and expensive drugs. Financial pressures may cause United States government payers or other third-party payers to seek cost containment more aggressively through mandatory discounts or rebates on our products, policies requiring the automatic substitution of generic products, more rigorous requirements for initial reimbursement approvals for new products or other similar measures. For example, there have been proposals to reduce reimbursement rates and/or adopt mandatory rebates under Medicare Part B, which covers Remodulin and Tyvaso. In January 2017, the Medicare Prescription Drug Price Negotiation Act was proposed in Congress; this act would require the federal government to negotiate the price of Medicare prescription drugs with pharmaceutical companies. In October 2017, the Medicare Drug Price Negotiation Act of 2017 was proposed in Congress, with similar requirements. More recently, in November 2017, CMS announced a Final Rule that would adjust the applicable payment rate as necessary for certain separately payable drugs and biologicals acquired under the 340B Program from average sales price (ASP) plus 6 percent to ASP minus 22.5 percent. In many markets outside the United States, governments control the prices of prescription pharmaceuticals through the implementation of reference pricing, price cuts, rebates, revenue-related taxes and profit control.

Our prostacyclin analogue products (Remodulin, Tyvaso and Orenitram) and our oncology product (Unituxin) are expensive therapies. Consequently, it may be difficult for our distributors to obtain adequate reimbursement for our products from commercial and government payers to motivate such distributors to support our products. Alternatively, third-party payers may reduce the amount of reimbursement for our products based on changes in pricing of other therapies for the same disease. In addition, third-party payers may encourage the use of less-expensive generic alternative therapies following the launch of generic forms of Remodulin and Adcirca, both of which could occur in 2018. If commercial and/or government payers do not approve our products for reimbursement, or limit reimbursements, patients and physicians could choose competing products that are approved for reimbursement or provide lower out-of-pocket costs.

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

We must be able to manufacture sufficient quantities of our commercial products to satisfy growing demand. We manufacture Remodulin, Orenitram, Tyvaso and Unituxin, including the active ingredient in each of these products, at our own facilities and rely on third parties for additional manufacturing capacity for Remodulin and Tyvaso. We rely on Minnetronix, Inc. as the sole manufacturer of the Tyvaso Inhalation System, and on Lilly as the sole manufacturer of Adcirca. In addition, if and when we launch the Implantable System for Remodulin, we will rely on Medtronic as the sole manufacturer of the SynchroMed II infusion system and related components used in the Implantable System for Remodulin. In the event we are unable to enter into a mutually satisfactory commercialization agreement with Medtronic, if Medtronic is unable to supply the system for any reason, or if there are delays in supply, our ability to meet patient demand and generate additional revenues will be materially negatively impacted.

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

In December 2017, we entered into a Corporate Integrity Agreement (the CIA) with the Office of Inspector General of the Department of Health and Human Services (OIG), which requires us to maintain our corporate compliance program and to undertake a set of defined corporate integrity obligations for a period of five years from the date the agreement was signed. We may be required to incur significant future costs to comply with the CIA.

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

The period under which our commercial and developmental therapies are protected by our patent rights is limited. Three of our U.S. patents covering our current methods of synthesizing and producing treprostinil, the active ingredient in Remodulin, Tyvaso and Orenitram, expired in October 2017, and three more will expire in 2028. Our patents relating to our individual treprostinil-based products expire at various times between 2018 and 2031. We settled patent litigation with Sandoz, Teva, Par and Dr. Reddy’s, which permits them to launch generic versions of Remodulin in the United States in June 2018 (Sandoz) and December 2018 (Teva, Par and Dr. Reddy’s), although they may be permitted to enter the market earlier under certain circumstances. We also settled patent litigation with Actavis, which will permit Actavis to launch a generic version of Orenitram in the United States in June 2027, although Actavis may be permitted to enter the market earlier under certain circumstances. The U.S. patent for Adcirca for the treatment of pulmonary hypertension expired in November 2017, and FDA-conferred regulatory exclusivity expired in May 2018. We have no issued patents or pending patent applications covering Unituxin. For further details, please see Part I, Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Generic Competition.

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

The testing, manufacturing, marketing, and sale of drugs and diagnostics involve product liability risks. We may not be able to maintain our current product liability insurance at an acceptable cost, if at all. In addition, our insurance coverage may not be adequate for all potential claims. If claims or losses significantly exceed our liability insurance coverage, we may experience financial hardship or potentially be forced out of business. While we historically have had a limited number of product liability claims, the clinical testing and eventual marketing and sale of new products, reformulated versions of existing products, or existing products in new indications, could expose us to new product liability risks. The launch of new products will raise new product liability risks, and in many cases the quality of these products will depend on the performance of third parties that we do not control (such as Medtronic, in the case of the Implantable System for Remodulin).

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

We may be required to seek additional sources of financing to meet unplanned or planned expenditures. Unplanned expenditures could be significant and may result from necessary modifications to product development plans or product offerings in response to difficulties encountered with clinical trials. We may also face unexpected costs in preparing products for commercial sale, or in maintaining sales levels of our currently marketed therapeutic products. In addition, our 2018 Credit Agreement contains affirmative and negative covenants that, among other things, limit our ability to incur additional indebtedness. If we are unable to obtain additional funding on commercially reasonable terms or at all, we may be compelled to delay clinical studies, curtail operations or obtain funds through collaborative arrangements that may require us to relinquish rights to certain products or potential markets.

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

We may borrow up to $1.5 billion under the 2018 Credit Agreement, which matures in June 2023. Our ability to make payments on or refinance our debt obligations, including any outstanding balance under the 2018 Credit Agreement, and any future debt that we may incur, will depend on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. Our inability to generate sufficient cash flows to satisfy our debt obligations would materially and adversely affect our financial position and results of operations.

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

We are increasingly dependent on information technology systems and infrastructure, much of which is outsourced to third parties including in “cloud” based platforms. In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our suppliers, customers and business partners, and personally identifiable information. The secure maintenance of this information is critical to our operations and business strategy. We are subject to laws in the United States and abroad, such as the Health Insurance Portability and Accountability Act of 1996 and European Union regulations related to data privacy, which require us to protect the privacy and security of certain types of information. Our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Such breaches could compromise sensitive and confidential information stored on our networks and expose such information to public disclosure, loss or theft. Any access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, disruption of our operations, and damage to our reputation which could adversely affect our business, financial condition, or results of operations.

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

In April 2018, we agreed to acquire SteadyMed, subject to the satisfaction or waiver of various closing conditions. We cannot assure you that the parties will satisfy or waive all closing conditions and that the acquisition will be completed. In addition, we may not be able to successfully integrate SteadyMed, if acquired, or achieve the anticipated benefits of the acquisition. We may continue to seek to expand in part through acquisitions of complementary businesses, products and technologies. The success of this strategy will depend on our ability to identify, and the availability of, suitable acquisition candidates. We may incur costs in the preliminary stages of an acquisition, but may ultimately be unable or unwilling to consummate the proposed transaction for various reasons. In addition, acquisitions, including the SteadyMed acquisition, involve numerous risks, including the ability to realize or capitalize on anticipated synergies; managing the integration of personnel, products and acquired infrastructure and controls; potential increases in operating costs; managing geographically remote operations; the diversion of management’s attention from other business concerns and potential disruptions in ongoing operations during integration; the inherent risks in entering markets and sectors in which we have either limited or no direct experience; and the potential loss of key employees, clients or vendors and other business partners of the acquired companies. External factors, such as compliance with laws and regulations, may also impact the successful integration of an acquired business. Acquisitions could result in dilutive issuances of equity securities, the incurrence of debt, one-time write-offs of goodwill and substantial amortization expenses of other intangible assets. We may be unable to obtain financing on favorable terms, or at all, if necessary to finance future acquisitions, which may make acquisitions impossible or more costly. If we are able to obtain financing, the terms may be onerous and restrict our operations. Further, certain acquisitions may be subject to regulatory approval, which can be time consuming and costly to obtain or may be denied, and if obtained, the terms of such regulatory approvals may impose limitations on our ongoing operations or require us to divest assets.

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

The price of common stock can be highly volatile within the pharmaceutical and biotechnology sector. Consequently, there can be significant price and volume fluctuations in the market that may not relate to operating performance. The following table sets forth the high and low closing prices of our common stock for the periods indicated:

	High	Low
January 1, 2018—June 30, 2018	$151.94	$101.14
January 1, 2017—December 31, 2017	$168.42	$114.60
January 1, 2016—December 31, 2016	$155.54	$98.33

The price of our common stock could decline sharply due to the following factors, among others:

•                  Failure to meet our estimates or expectations, or those of securities analysts;

•                  Quarterly and annual financial results;

•                  Timing of enrollment and results of our clinical trials;

•                  Announcements regarding generic or other challenges to the intellectual property relating to our products, including developments with respect to the ANDA filed by Watson seeking approval for a generic version of Tyvaso and to our pending lawsuits defending our patent rights and the IPR petitions submitted by Watson related to two of our Tyvaso patents;

•                  Announcements regarding our pending acquisition of SteadyMed, and SteadyMed’s efforts to obtain FDA approval of Trevyent;

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

Provisions of Delaware law and our amended and restated certificate of incorporation, seventh amended and restated By-laws and employment and license agreements, among other things, could prevent or delay a change of control or change in management that may be beneficial to our public shareholders.

Certain provisions of Delaware law and our amended and restated certificate of incorporation and seventh amended and restated By-laws may prevent, delay or discourage:

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

We have never declared or paid cash dividends on our common stock. Furthermore, we do not intend to pay cash dividends in the future and our 2018 Credit Agreement contains covenants that may restrict us from doing so. As a result, the return on an investment in our common stock will depend entirely upon the future appreciation in the price of our common stock. There can be no assurances that our common stock will provide a return to investors.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three and six months ended June 30, 2018, we did not (a) repurchase any of our outstanding equity securities or (b) sell any of our equity securities that were not registered under the Securities Act.

Item 6.  EXHIBITS

Exhibit No.	Description

2.1

Agreement and Plan of Merger, dated April 29, 2018, by and among United Therapeutics Corporation, SteadyMed and Daniel 24043 Acquisition Corp Ltd., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed May 1, 2018.

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

3.3	Seventh Amended and Restated By-laws of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed June 28, 2018.

3.4

Form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit A to Exhibit 4 to the Registrant’s Current Report on Form 8-K filed December 18, 2000.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

10.1	United Therapeutics Corporation Amended and Restated 2015 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 28, 2018.

10.2

Credit Agreement, dated as of June 27, 2018, among the Registrant, certain of its subsidiaries party thereto, as guarantors, the lenders referred to therein, and Wells Fargo Bank, National Association, as administrative agent and swingline lender, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 28, 2018.

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

101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed with the SEC on August 1, 2018, formatted in Extensible Business Reporting Language (XBRL): (1) the Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, (2) the Consolidated Statements of Operations for the three- and six-month periods ended June 30, 2018 and 2017, (3) the Consolidated Statements of Comprehensive Income (Loss) for the three- and six-month periods ended June 30, 2018 and 2017, (4) the Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2018 and 2017, and (5) the Notes to Consolidated Financial Statements.

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

UNITED THERAPEUTICS CORPORATION

August 1, 2018	/s/ MARTINE A. ROTHBLATT
	By:	Martine A. Rothblatt, Ph.D.
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ JAMES C. EDGEMOND
	By:	James C. Edgemond
	Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)