Form 10-Q
period 2018-09-30
UNITED THERAPEUTICS Corp
filed 2018-10-31
CIK 1082554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The number of shares outstanding of the issuer’s common stock, par value $.01 per share, as of October 24, 2018 was 43,587,178.

PART I.  FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

UNITED THERAPEUTICS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$656.0	$705.1
Marketable investments	581.6	222.3
Accounts receivable, no allowance for 2018 and 2017	215.2	297.1
Inventories, net	101.0	107.9
Other current assets	54.9	115.5
Total current assets	1,608.7	1,447.9
Marketable investments	595.9	502.7
Goodwill and other intangible assets, net	167.7	45.6
Property, plant and equipment, net	665.2	545.7
Deferred tax assets, net	112.9	113.4
Other non-current assets	261.7	224.1
Total assets	$3,412.1	$2,879.4

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$204.8	$171.1
Share tracking awards plan	89.7	240.1
Other current liabilities	77.9	33.5
Total current liabilities	372.4	444.7
Line of credit	250.0	250.0
Other non-current liabilities	77.7	63.7
Total liabilities	700.1	758.4
Commitments and contingencies
Temporary equity	19.2	19.2
Stockholders’ equity:
Preferred stock, par value $.01, 10,000,000 shares authorized, no shares issued	—	—
Series A junior participating preferred stock, par value $.01, 100,000 shares authorized, no shares issued	—	—
Common stock, par value $.01, 245,000,000 shares authorized, 70,205,250 and 69,858,840 shares issued, and 43,586,034 and 43,239,624 shares outstanding at September 30, 2018 and December 31, 2017, respectively	0.7	0.7
Additional paid-in capital	1,924.0	1,854.3
Accumulated other comprehensive loss	(22.2)	(19.6)
Treasury stock, 26,619,216 shares at September 30, 2018 and December 31, 2017	(2,579.2)	(2,579.2)
Retained earnings	3,369.5	2,845.6
Total stockholders’ equity	2,692.8	2,101.8
Total liabilities and stockholders’ equity	$3,412.1	$2,879.4

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)
Revenues:
Net product sales	$412.7	$445.5	$1,246.4	$1,260.6
Total revenues	412.7	445.5	1,246.4	1,260.6
Operating expenses:
Cost of product sales	51.9	19.5	166.8	52.7
Research and development	101.1	55.0	219.1	151.0
Selling, general and administrative	110.1	47.2	186.6	171.0
Loss contingency	—	—	—	210.0
Total operating expenses	263.1	121.7	572.5	584.7
Operating income	149.6	323.8	673.9	675.9
Other income (expense):
Interest income	7.9	2.2	19.9	5.7
Interest expense	(4.1)	(3.3)	(9.6)	(5.5)
Other, net	(0.9)	1.1	(4.8)	2.0
Impairment of investment in privately-held company	(12.4)	(3.1)	(12.4)	(49.6)
Total other expense, net	(9.5)	(3.1)	(6.9)	(47.4)
Income before income taxes	140.1	320.7	667.0	628.5
Income tax expense	(33.6)	(44.4)	(143.1)	(229.6)
Net income	$106.5	$276.3	$523.9	$398.9
Net income per common share:
Basic	$2.44	$6.37	$12.04	$9.00
Diluted	$2.42	$6.27	$11.91	$8.83
Weighted average number of common shares outstanding:
Basic	43.6	43.4	43.5	44.3
Diluted	44.0	44.1	44.0	45.2

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)
Net income	$106.5	$276.3	$523.9	$398.9
Other comprehensive income:
Foreign currency translation gains	—	—	—	0.2
Defined benefit pension plan:
Actuarial loss arising during period, net of tax	—	—	—	(0.1)
Amortization of actuarial gain and prior service cost included in net periodic pension cost, net of tax	0.4	0.1	1.0	0.4
Total defined benefit pension plan, net of tax	0.4	0.1	1.0	0.3
Unrealized loss on available-for-sale securities, net of tax	(0.7)	(0.3)	(3.6)	(0.5)
Other comprehensive (loss) income, net of tax	(0.3)	(0.2)	(2.6)	—
Comprehensive income	$106.2	$276.1	$521.3	$398.9

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Nine Months Ended September 30,
	2018	2017
	(Unaudited)
Cash flows from operating activities:
Net income	$523.9	$398.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25.4	23.3
Share-based compensation benefit	(29.2)	(45.0)
Impairment of investment in privately-held company	12.4	49.6
Loss contingency	—	210.9
Other	4.4	(9.2)
Changes in operating assets and liabilities:
Accounts receivable	81.9	(37.3)
Inventories	4.2	(17.0)
Accounts payable and accrued expenses	21.9	37.9
Other assets and liabilities	15.1	(52.1)
Net cash provided by operating activities	660.0	560.0

Cash flows from investing activities:
Purchases of property, plant and equipment	(132.6)	(58.5)
Proceeds from sale of property, plant and equipment	—	8.3
Purchases of held-to-maturity and other investments	(63.4)	(51.8)
Maturities of held-to-maturity investments	53.0	52.6
Purchases of available-for-sale investments	(618.5)	(452.6)
Sales/maturities of available-for-sale investments	175.2	—
Purchase of investment in privately-held company	(5.0)	(55.3)
Consolidation of variable interest entity	—	0.1
Acquisition, net of cash acquired	(124.1)	—
Net cash used in investing activities	(715.4)	(557.2)

Cash flows from financing activities:
Proceeds from line of credit	250.0	250.0
Repayment of line of credit	(250.0)	—
Payments of debt issuance costs	(13.2)	(0.7)
Payments to repurchase common stock	—	(250.0)
Proceeds from the exercise of stock options	15.5	38.2
Proceeds from the issuance of stock under employee stock purchase plan	3.9	4.0
Net cash provided by financing activities	6.2	41.5

Effect of exchange rate changes on cash and cash equivalents	0.1	0.2
Net (decrease) increase in cash and cash equivalents	(49.1)	44.5
Cash and cash equivalents, beginning of period	705.1	1,023.0
Cash and cash equivalents, end of period	$656.0	$1,067.5

Supplemental cash flow information:
Cash paid for interest	$6.9	$3.8
Cash paid for income taxes	$52.1	$250.6
Non-cash investing and financing activities:
Non-cash additions to property, plant and equipment	$18.2	$7.7

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

In our management’s opinion, the accompanying consolidated financial statements contain all adjustments, including normal, recurring adjustments, necessary to fairly present our financial position as of September 30, 2018 and December 31, 2017, statements of operations and comprehensive income for the three- and nine-month periods ended September 30, 2018 and September 30, 2017 and statements of cash flows for the nine-month periods ended September 30, 2018 and September 30, 2017. Interim results are not necessarily indicative of results for an entire year.

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

See Note 12—Segment Information, for information on revenues disaggregated by commercial product, geographic area and customer.

Gross-to-Net Deductions

As is customary in the pharmaceutical industry, our product sales are recorded net of various forms of gross-to-net deductions. These deductions vary the consideration we are entitled to in exchange for the sale of our products to our distributors, and include reserves for: (1) rebates and chargebacks; (2) prompt payment discounts; (3) allowances for product returns; and (4) distributor fees and other allowances. We estimate these reserves in the same period that we recognize revenue for product sales to distributors. The net product sales amount recognized represents the amount we believe will not be subject to a significant future reversal of revenue.

Estimating gross-to-net deductions involves the use of significant assumptions and judgments, as well as information obtained from external sources. For our rebate and chargeback liabilities, in particular, the time lag experienced in the payment of the rebate or chargeback may result in revisions of these accruals in future periods. However, based on our significant history and experience estimating these accruals and our development of these accruals based on the expected value method, we do not believe there will be significant changes to our estimates recorded during the period of sale. For all types of gross-to-net deductions, for the three- and nine-month periods ended September 30, 2018, we recognized an aggregate reduction of our net product sales of $2.1 million and $3.4 million, respectively, related to revenue recognized from product sales in prior periods. These reductions were primarily due to adjustments to accruals for prior periods related to our participation in state Medicaid programs and contracts with commercial payers.

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

Product returns. The sales terms for Adcirca and Unituxin include return rights that extend throughout the distribution channel. For Adcirca, we recognize an allowance for returns as customers have the right to return expired product for up to 12 months past the product’s expiration date. Returned product is destroyed. Regulatory exclusivity for Adcirca expired in May 2018, and a generic version of Adcirca became available for purchase in the third quarter of 2018. Due to the availability of the generic version, we expect a significant decline in Adcirca demand, which will result in inventory held by distributors and other downstream customers expiring unsold. As a result, we increased our allowance for product returns for Adcirca from $7.2 million as of December 31, 2017 to $23.0 million as of September 30, 2018. We developed our returns liability as of September 30, 2018, based on our estimates of the amount of Adcirca inventory in the downstream channel and the amount of that inventory that will not be dispensed to patients, using forecasted sales and demand estimates. The estimates were developed using reports from our distributors and third-party data, including the historical impact of generic entrants on other branded products that we deemed comparable to Adcirca.

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

Trade Receivables

We invoice and receive payment from our customers after we recognize revenue, resulting in receivables from our customers that are presented as accounts receivable on our consolidated balance sheets. Accounts receivable consist of short-term amounts due from our distributors (generally 30 to 90 days) and are stated at the amount we expect to collect. We establish an allowance for doubtful accounts based on our assessment of the collectability of specific distributor accounts. No impairment losses were recognized as of September 30, 2018 and September 30, 2017. Changes in accounts receivable are primarily due to the timing and magnitude of orders of our products, the timing of when control of our products is transferred to our distributors and the timing of cash collections.

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

Accounting Standards Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASU 2016-02), which requires that assets and liabilities arising under leases be recognized on the balance sheet. ASU 2016-02 also requires additional quantitative and qualitative disclosures that provide the amount, timing, and uncertainty of cash flows relating to lease arrangements. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842)—Targeted Improvements (ASU 2018-11). ASU 2018-11 allows entities to elect an optional transition method, allowing for application of ASU 2016-02 at the adoption date, with recognition of a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Early adoption and the use of practical expedients to measure the effect of adoption are permitted. We have elected not to early adopt the standard, and therefore we will adopt the standard on January 1, 2019. We have identified all leases involved in the relevant timeframe. We continue to determine if we will elect to use the practical expedients permitted by the guidance and continue to gather data required to comply with the guidance. Based on the work completed to date, we are considering the implications of adopting the new standard, including the discount rate to be used in valuing new and existing leases and all applicable financial statement disclosures required by the new guidance. We are continuing to evaluate the effect of adoption and anticipate that we will recognize additional assets and corresponding liabilities related to our existing leases on our consolidated balance sheet. We are assessing any potential impacts on our internal controls, business processes, and accounting policies related to both the implementation of, and ongoing compliance with, the new guidance.

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

In August 2018, the FASB issued ASU No. 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Topic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans (ASU 2018-14). The standard modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. Early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our financial statements.

3.     Acquisition

SteadyMed Merger

On April 29, 2018, we entered into an Agreement and Plan of Merger (Merger Agreement) with SteadyMed Ltd. (SteadyMed) and Daniel 24043 Acquisition Corp Ltd., our wholly-owned subsidiary (Merger Sub). The Merger Agreement provides for the merger of Merger Sub with and into SteadyMed (the Merger), with SteadyMed surviving the Merger as our wholly-owned subsidiary.

On August 30, 2018, we completed the Merger. At the effective time of the Merger, each SteadyMed ordinary share was converted into the right to receive (i) $4.46 in cash, representing aggregate consideration payable to former holders of SteadyMed securities of approximately $141 million; and (ii) one contingent value right, representing the right to receive $2.63 in cash upon the achievement of 3,000 patients having initiated treatment using SteadyMed’s Trevyent® product on a commercial basis on or before August 30, 2023 (the Milestone). Aggregate contingent consideration of $75.0 million will become payable if the Milestone is achieved.

Trevyent is a post-phase III, development-stage drug-device combination product that combines SteadyMed’s two-day, single-use, disposable PatchPump® technology with treprostinil, for the subcutaneous treatment of pulmonary arterial hypertension (PAH).

Following the acquisition, the operating results of SteadyMed have been included in our consolidated financial statements. For the period from the acquisition date through September 30, 2018, SteadyMed contributed revenues and loss before income taxes of zero and $1.7 million, respectively.

Preliminary Purchase Price Allocation

The Merger meets the definition of a business combination in accordance with ASC 805, Business Combinations, and as such we applied the acquisition method to account for the transaction, which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the closing date. The aggregate preliminary purchase price noted above was allocated to the major categories of assets acquired and liabilities assumed based upon their estimated fair values at the closing date using primarily Level 2 and Level 3 inputs. These Level 2 and Level 3 valuation inputs include an estimate of future cash flows and discount rates. Additionally, estimated fair values are based, in part, upon third-party valuations of certain assets, including specifically-identified intangible assets.

The allocation of the purchase price to the assets acquired and liabilities assumed, including the residual amount allocated to goodwill, is based upon preliminary information and is subject to change within the measurement period (up to one year from the closing date) as additional information concerning final asset and liability valuations is obtained. The primary elements of this preliminary purchase price allocation that are not yet finalized relate to the forecast of future cash flows utilized in the valuation of the acquired in-process research and development intangible asset and the contingent value right as well as our assessment of tax attributes. During the measurement period, if we obtain new information about facts and circumstances that existed as of the closing date that, if known, would have resulted in revised estimated values of those assets or liabilities as of that date, we will revise the preliminary purchase price allocation. The effect of measurement period adjustments on the estimated fair values will be reflected as if the adjustments had been completed on the closing date. The impact of all changes that do not qualify as measurement period adjustments will be included in current period earnings. The following table summarizes the consideration paid for the acquisition and the amounts of the assets acquired and liabilities assumed as of the closing date, which have been allocated on a preliminary basis.

Preliminary Purchase Price Allocation

Fair Value
(in millions)
Cash	$17.1
Intangible assets:
In-process research and development	107.3
Goodwill(1)	14.6
Trademark	0.2
Property, plant and equipment	6.2
Other assets	0.4
Total fair value of assets acquired	$145.8
Accounts payable and accrued expenses	4.2
Other liabilities	0.4
Total fair value of liabilities assumed	$4.6
Total purchase price	$141.2

(1)                     We expect the full amount of goodwill to be deductible for income tax purposes over the next 15 years.

We determined the fair value of in-process research and development (IPR&D) using the multi-period earnings method under the income approach. This method reflects the present value of the projected cash flows that are expected to be generated by the IPR&D, less charges representing the required return on other assets to sustain those cash flows.

We ascribed no value to the contingent value rights based on a probability weighted discounted cash flow model, utilizing probability adjusted expectations for achieving the Milestone. In making this determination we considered expectations regarding the timing and probability of FDA approval of Trevyent, the potential patient population, and estimates of product penetration and uptake by August 30, 2023. As of September 30, 2018, there have been no material changes in assumptions used as of the closing date and, therefore, no changes to the value of the contingent consideration.

Acquisition-related costs

Costs incurred to complete the Merger and integrate SteadyMed into our business were expensed as incurred and included within selling, general and administrative costs on our consolidated statements of operations. During the three and nine months ended September 30, 2018, we recognized $2.5 million and $5.0 million of acquisition-related costs, respectively. These costs represent transaction costs, legal fees and professional third-party service fees.

4.     Investments

Available-for-Sale Investments

Marketable investments classified as available-for-sale consisted of the following (in millions):

As of September 30, 2018	Amortized Cost	Gross Unrealized Losses	Fair Value
U.S. government and agency securities	$1,072.1	$(6.2)	$1,065.9
Corporate notes and bonds	72.4	(0.4)	72.0
Total	$1,144.5	$(6.6)	$1,137.9
Reported under the following captions on our consolidated balance sheet:
Current marketable investments			544.4
Non-current marketable investments			593.5
Total			$1,137.9

As of December 31, 2017	Amortized Cost	Gross Unrealized Losses	Fair Value
U.S. government and agency securities	$726.5	$(3.0)	$723.5
Corporate notes and bonds	13.9	—	13.9
Total	$740.4	$(3.0)	$737.4
Reported under the following captions on our consolidated balance sheet:
Cash and cash equivalents			$41.7
Current marketable investments			194.6
Non-current marketable investments			501.1
Total			$737.4

The following table summarizes the contractual maturities of available-for-sale marketable investments (in millions):

	September 30, 2018
	Amortized Cost	Fair Value
Due in less than one year	$546.4	$544.4
Due in one to three years	598.1	593.5
Total	$1,144.5	$1,137.9

	December 31, 2017
	Amortized Cost	Fair Value
Due within one year	$236.7	$236.3
Due in one to three years	503.7	501.1
Total	$740.4	$737.4

Investments in Privately-Held Companies

As of September 30, 2018, we maintained non-controlling equity investments in privately-held companies of approximately $176.6 million in the aggregate. Upon adoption of ASU 2016-01 on January 1, 2018, we began to measure these investments using the measurement alternative because the fair values of these investments are not readily determinable. Under this alternative, the investments are measured at cost, less any impairment, adjusted for any observable price changes. During the three- and nine-month periods ended September 30, 2018, we paid zero and $5.0 million, respectively, for an investment in a privately-held company. We include our investments in privately-held companies within other non-current assets on our consolidated balance sheets. These investments are subject to a periodic impairment review and if impaired, the investment is measured and recorded at fair value in accordance with ASC 820, Fair Value Measurements.

During the quarter ended September 30, 2018, one of the privately-held companies in which we have invested underwent a significant change in management and a change in business outlook and strategy, all of which triggered our review of the recoverability of our investment in the company. We determined the fair value of our investment as of September 30, 2018 considering an income approach based on the company’s discounted projected cash flows. We corroborated the implied revenue multiples from the income approach with the observed revenue multiples of comparable public companies. We concluded that the fair value of our investment as of September 30, 2018 was lower than its carrying value, resulting in an impairment charge of $12.4 million. As of September 30, 2018, the adjusted carrying value of our investment in this company was $41.1 million.

During the quarter ended June 30, 2017, this same privately-held company sought to raise additional funding, which triggered our review of the recoverability of our investment in the company. We determined the non-recurring fair value of our investment as of June 30, 2017 utilizing Level 2 and 3 inputs that considered both (1) an income approach based on the company’s discounted projected cash flows; and (2) a market approach based on the revenue multiples of comparable public companies. We concluded that the fair value of our investment as of June 30, 2017 was lower than its carrying value, resulting in an impairment charge of $46.5 million. As of June 30, 2017, the adjusted carrying value of our investment in this company was $53.5 million.

During the quarter ended September 30, 2017, we recorded an impairment charge of $3.1 million for our investment in a different privately-held company.

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

5.     Fair Value Measurements

We account for certain assets and liabilities at fair value and classify these assets and liabilities within a fair value hierarchy (Level 1, Level 2 or Level 3). Our other current assets and other current liabilities have fair values that approximate their carrying values. Assets and liabilities subject to fair value measurements are as follows (in millions):

	As of September 30, 2018
	Level 1	Level 2	Level 3	Balance
Assets
Money market funds(1)	$234.3	$—	$—	$234.3
Time deposits(2)	—	35.6	—	35.6
U.S. government and agency securities(2)	—	1,065.9	—	1,065.9
Corporate debt securities(2)	—	76.0	—	76.0
Total assets	$234.3	$1,177.5	$—	$1,411.8
Liabilities
Contingent consideration(3)	—	—	12.8	12.8
Total liabilities	$—	$—	$12.8	$12.8

	As of December 31, 2017
	Level 1	Level 2	Level 3	Balance
Assets
Money market funds(1)	$217.9	$—	$—	$217.9
Time deposits(2)	—	25.2	—	25.2
U.S. government and agency securities(2)	—	723.5	—	723.5
Corporate debt securities(2)	—	18.0	—	18.0
Total assets	$217.9	$766.7	$—	$984.6
Liabilities
Contingent consideration(3)	—	—	12.8	12.8
Total liabilities	$—	$—	$12.8	$12.8

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

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value because of their short maturities. The fair values of our marketable investments are reported above within the fair value hierarchy. Refer to Note 4—Investments. The carrying value of our debt is a reasonable estimate of the fair value of the outstanding debt based on the variable interest rate of the debt.

6.     Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value and consist of the following, net of reserves (in millions):

	September 30, 2018	December 31, 2017
Raw materials	$26.0	$27.9
Work-in-progress	25.6	24.1
Finished goods	49.4	55.9
Total inventories	$101.0	$107.9

7.     Goodwill and Other Intangible Assets

Goodwill and other intangible assets comprise the following (in millions):

	As of September 30, 2018			As of December 31, 2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill	$28.3	$—	$28.3	$13.7	$—	$13.7
Other intangible assets:
Technology, patents and trade names	6.7	(5.0)	1.7	6.5	(5.0)	1.5
In-process research and development	137.7	—	137.7	30.4	—	30.4
Total	$172.7	$(5.0)	$167.7	$50.6	$(5.0)	$45.6

For more information, refer to Note 3—Acquisition.

8.     Debt

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

The 2018 Credit Agreement contains customary events of default and customary affirmative and negative covenants. As of September 30, 2018, we were in compliance with these covenants. Lung Biotechnology PBC is our only subsidiary that guarantees our obligations under the Credit Agreement though, from time to time, one or more of our other subsidiaries may be required to guarantee our obligations.

In connection with the 2018 Credit Agreement, we incurred debt issuance costs of $13.2 million. We capitalized $12.6 million of these costs. As of September 30, 2018, $2.4 million is recorded in other current assets and $9.6 million in other non-current assets on our consolidated balance sheet. These debt issuance costs are being amortized to interest expense over the contractual term of the 2018 Credit Agreement.

Unsecured Revolving Credit Facility — 2016 Credit Agreement

In January 2016, we entered into a credit agreement (the 2016 Credit Agreement) with Wells Fargo, as administrative agent and a swingline lender, and various other lender parties, providing for an unsecured revolving credit facility of up to $1.0 billion. On June 1, 2017, we borrowed $250.0 million under this facility and used the funds to initiate an accelerated share repurchase program. Refer to Note 10—Stockholders’ Equity—Share Repurchase.

On June 27, 2018, we repaid in full all our obligations under the 2016 Credit Agreement in connection with the termination of the 2016 Credit Agreement and our entry into the 2018 Credit Agreement. There were no penalties associated with the early termination of the 2016 Credit Agreement.

9.     Share-Based Compensation

As of September 30, 2018, we have two shareholder-approved equity incentive plans: the United Therapeutics Corporation Amended and Restated Equity Incentive Plan (the 1999 Plan) and the United Therapeutics Corporation Amended and Restated 2015 Stock Incentive Plan (the 2015 Plan). The 2015 Plan was approved by our shareholders in June 2015 and provides for the issuance of up to 6,150,000 shares of our common stock pursuant to awards granted under the 2015 Plan. On June 26, 2018, our shareholders approved an amendment and restatement of the 2015 Plan to increase the maximum number of shares of our common stock that may be issued under the 2015 Plan by 2,900,000 shares. As a result of the approval of the 2015 Plan, no further awards have been or will be granted under the 1999 Plan. Currently, we grant equity-based awards including stock options and restricted stock units under the 2015 Plan. Refer to the sections entitled Employee Stock Options and Restricted Stock Units below.

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

The following table reflects the components of share-based compensation expense (benefit) recognized in our consolidated statements of operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock options	$16.6	$13.1	$44.8	$29.9
Restricted stock units	2.4	0.6	5.3	1.6
STAP awards	32.2	(38.0)	(80.1)	(77.5)
Employee stock purchase plan	0.2	0.3	0.8	1.0
Total share-based compensation expense (benefit) before tax	$51.4	$(24.0)	$(29.2)	$(45.0)

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

In March 2017, we began issuing stock options with performance vesting conditions to certain executives. These stock options have vesting conditions tied to the achievement of specified performance criteria, which have target performance levels that span from one to three years. Upon the conclusion of the performance period, the performance level achieved is measured and the ultimate number of shares that may vest is determined. Share-based compensation expense for these awards is recorded ratably over their vesting period, depending on the specific terms of the award and anticipated achievement of the specified performance criteria. During the nine-month period ended September 30, 2018, we granted 0.9 million stock options with performance vesting conditions with a total grant date fair value of $23.7 million based on achievement of target performance levels. During the three- and nine-month periods ended September 30, 2018, we recorded $11.3 million and $29.2 million of share-based compensation expense related to stock options with performance vesting conditions.

The table below includes the weighted-average assumptions used to measure the fair value of all stock options (including both stock options with time-based vesting and performance-based vesting conditions) granted during the nine-month periods ended September 30, 2018 and September 30, 2017:

	September 30, 2018	September 30, 2017
Expected volatility	36.2%	35.7%
Risk-free interest rate	2.7%	2.2%
Expected term of awards (in years)	6.3	6.1
Expected dividend yield	0.0%	0.0%

A summary of the activity and status of stock options under our equity incentive plans during the nine-month period ended September 30, 2018 is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2018	5,878,323	$119.61
Granted	985,215	111.05
Exercised	(287,760)	53.82
Forfeited/canceled	(144,062)	128.87
Outstanding at September 30, 2018	6,431,716	$121.03	7.0	$85.4
Exercisable at September 30, 2018	3,450,717	$113.78	5.7	$64.1
Unvested at September 30, 2018	2,980,999	$129.43	8.6	$21.3

The weighted average fair value of a stock option granted during each of the nine-month periods ended September 30, 2018 and September 30, 2017, was $45.02 and $56.07, respectively. These stock options have an aggregate grant date fair value of $44.3 million and $109.8 million, respectively. The total fair value of stock options that vested during the nine-month periods ended September 30, 2018 and September 30, 2017 was $33.9 million and $13.1 million, respectively.

Total share-based compensation expense relating to stock options is recorded as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of product sales	$0.2	$0.4	$0.7	$0.9
Research and development	0.9	1.0	2.8	2.6
Selling, general and administrative	15.5	11.7	41.3	26.4
Share-based compensation expense before taxes	16.6	13.1	44.8	29.9
Related income tax benefit	(3.8)	(4.8)	(10.3)	(11.0)
Share-based compensation expense, net of taxes	$12.8	$8.3	$34.5	$18.9

As of September 30, 2018, unrecognized compensation cost was $98.4 million. Unvested outstanding stock options as of September 30, 2018 had a weighted average remaining vesting period of 1.9 years.

Stock option exercise data is summarized below (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Number of options exercised	4,857	40,565	287,760	428,541
Cash received	$0.6	$1.6	$15.5	$38.2
Total intrinsic value of options exercised	$0.1	$3.5	$17.0	$27.0

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

A summary of the activity with respect to, and status of, restricted stock units under the 2015 Plan during the nine-month period ended September 30, 2018 is presented below:

	Number of Restricted Stock Units	Weighted- Average Grant Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Unvested at January 1, 2018	23,040	$128.98
Granted	191,028	112.20
Vested	(17,942)	132.16
Forfeited/canceled	(10,856)	111.11
Unvested at September 30, 2018	185,270	$112.42	9.5	$23.7

Total share-based compensation expense relating to restricted stock units is recorded as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of product sales	$0.1	$—	$0.3	$—
Research and development	0.5	—	1.1	—
Selling, general and administrative	1.8	0.6	3.9	1.6
Share-based compensation expense before taxes	2.4	0.6	5.3	1.6
Related income tax benefit	(0.5)	(0.2)	(1.2)	(0.6)
Share-based compensation expense, net of taxes	$1.9	$0.4	$4.1	$1.0

As of September 30, 2018, unrecognized compensation cost related to the grant of restricted stock units was $17.0 million. Unvested outstanding restricted stock units as of September 30, 2018 had a weighted average remaining vesting period of 2.36 years.

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

The aggregate STAP liability balance was $89.7 million and $241.3 million at September 30, 2018 and December 31, 2017, respectively, of which zero and $1.2 million, respectively, have been classified as other non-current liabilities on our consolidated balance sheets based on their vesting terms.

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

The table below includes the weighted-average assumptions used to measure the fair value of outstanding STAP awards:

	September 30, 2018	September 30, 2017
Expected volatility	33.4%	32.8%
Risk-free interest rate	2.5%	1.4%
Expected term of awards (in years)	0.9	1.9
Expected dividend yield	—%	—%

The closing price of our common stock was $127.88 and $117.19 on September 30, 2018 and September 30, 2017, respectively. The closing price of our common stock was $147.95 on December 31, 2017.

A summary of the activity and status of STAP awards during the nine-month period ended September 30, 2018 is presented below:

	Number of Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2018	4,096,394	$95.60
Granted	—	—
Exercised	(1,060,073)	57.64
Forfeited	(75,634)	153.94
Outstanding at September 30, 2018	2,960,687	$107.71	5.2	$99.8
Exercisable at September 30, 2018	2,712,516	$103.23	5.1	$99.0
Unvested at September 30, 2018	248,171	$156.61	6.3	$0.8

Share-based compensation expense (benefit) recognized in connection with STAP awards is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of product sales	$2.0	$(2.1)	$(4.0)	$(4.7)
Research and development	6.8	(8.2)	(15.2)	(16.9)
Selling, general and administrative	23.4	(27.7)	(60.9)	(55.9)
Share-based compensation expense (benefit) before taxes	$32.2	$(38.0)	$(80.1)	$(77.5)
Related income tax (benefit) expense	(7.4)	13.9	18.3	28.4
Share-based compensation expense (benefit), net of taxes	$24.8	$(24.1)	$(61.8)	$(49.1)

Cash paid to settle STAP awards exercised during the nine-month periods ended September 30, 2018 and September 30, 2017 was $71.5 million and $54.1 million, respectively.

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

10.  Stockholders’ Equity

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net income	$106.5	$276.3	$523.9	$398.9
Denominator:
Weighted average outstanding shares — basic	43.6	43.4	43.5	44.3
Effect of dilutive securities(1):
Warrants	—	—	—	0.1
Stock options, restricted stock units and employee stock purchase plan	0.4	0.7	0.5	0.8
Weighted average shares — diluted(2)	44.0	44.1	44.0	45.2
Net income per common share:
Basic	$2.44	$6.37	$12.04	$9.00
Diluted	$2.42	$6.27	$11.91	$8.83

Stock options and warrants excluded from calculation(2)	4.5	3.7	4.6	3.1

(1)       Calculated using the treasury stock method.

(2)       Certain stock options, restricted stock units, and warrants have been excluded from the computation of diluted earnings per share because their impact would be anti-dilutive for the three- and nine-month periods ended September 30, 2018 and September 30, 2017.

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

11.  Income Taxes

Our effective income tax rate (ETR) for the nine months ended September 30, 2018 and September 30, 2017 was 21 percent and 37 percent, respectively. Our ETR for the nine months ended September 30, 2018 decreased, as compared to the same period in 2017, due to the impacts of The Tax Cuts and Jobs Act (Tax Reform), the nondeductible portion of an accrual in the second quarter of 2017 in connection with a civil settlement with the Department of Justice, and a decrease in impairment charges not currently meeting the criteria for tax deductibility.

Tax Reform was enacted on December 22, 2017 and has multiple provisions that impact our tax expense. The significant impacts of Tax Reform on our 2018 tax expense include a reduction in the U.S. federal corporate tax rate from 35 percent to 21 percent, a reduction of the Orphan Drug Credit, and the repeal of the Section 199 deduction for domestic manufacturing activities.

On December 22, 2017, the SEC staff issued SAB 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of Tax Reform. As a result of changes under Tax Reform, we recognized a provisional amount of $71.0 million of additional tax expense in our consolidated financial statements for the year ended December 31, 2017. The additional tax expense is primarily due to the revaluing of our ending net deferred tax assets at December 31, 2017 because of the reduction in the U.S. corporate income tax rate under Tax Reform. While we have substantially completed our provisional analysis of the income tax effects of Tax Reform, and recorded a reasonable estimate of such effects in our consolidated financial statements for the year ended December 31, 2017, the ultimate impact may differ from these provisional amounts, possibly materially, due to additional U.S. Internal Revenue Service (IRS) guidance and any related analysis and refinement of our calculations.  During the nine months ended September 30, 2018, we did not make any material adjustments to the provisional amounts we previously recorded.

As of both September 30, 2018 and 2017, our uncertain tax positions were $0.9 million and $0.5 million, respectively. Unrecognized tax benefits as of both September 30, 2018 and 2017, included $0.7 million and $0.3 million, respectively of tax benefits that, if recognized, would impact our ETR. We record interest and penalties related to uncertain tax positions as a component of income tax expense. As of September 30, 2018 and 2017, we have not accrued any material interest expense related to uncertain tax positions. We are unaware of any material positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

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

Net product sales, cost of product sales and gross profit for each of our commercial products were as follows (in millions):

	Three Months Ended September 30,
2018	Remodulin	Tyvaso	Adcirca	Orenitram	Unituxin	Total
Net product sales	$153.6	$107.8	$74.6	$53.8	$22.9	$412.7
Cost of product sales	4.4	6.9	32.5	3.9	4.2	51.9
Gross profit	$149.2	$100.9	$42.1	$49.9	$18.7	$360.8

2017
Net product sales	$187.3	$88.9	$99.8	$52.5	$17.0	$445.5
Cost of product sales	4.0	2.2	5.6	3.9	3.8	19.5
Gross profit	$183.3	$86.7	$94.2	$48.6	$13.2	$426.0

	Nine Months Ended September 30,
2018	Remodulin	Tyvaso	Adcirca	Orenitram	Unituxin	Total
Net product sales	$439.9	$308.3	$282.0	$155.5	$60.7	$1,246.4
Cost of product sales	10.8	14.3	121.9	9.9	9.9	166.8
Gross profit	$429.1	$294.0	$160.1	$145.6	$50.8	$1,079.6

2017
Net product sales	$490.8	$280.5	$300.4	$137.8	$51.1	$1,260.6
Cost of product sales	9.9	7.9	16.9	10.7	7.3	52.7
Gross profit	$480.9	$272.6	$283.5	$127.1	$43.8	$1,207.9

Geographic revenues are determined based on the country in which our customers (distributors) are located. Total revenues from external customers by geographic area are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
United States	$389.0	$385.5	$1,177.1	$1,133.0
Rest-of-World(1)	23.7	60.0	69.3	127.6
Total	$412.7	$445.5	$1,246.4	$1,260.6

(1)       Primarily Europe.

We recorded revenue from two specialty pharmaceutical distributors in the United States comprising 52 percent and 18 percent, respectively, of total revenues during the three-month period ended September 30, 2018, 45 percent and 15 percent, respectively, of total revenues during the three-month period ended September 30, 2017, 50 percent and 17 percent, respectively, of total revenues during the nine-month period ended September 30, 2018, and 47 percent and 15 percent, respectively, of total revenues during the nine-month period ended September 30, 2017. All of our revenues for Adcirca are generated by sales made through Lilly’s pharmaceutical wholesaler network.

13.  Litigation

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

On August 8, 2018, we entered into a settlement agreement with Watson resolving the ongoing litigation, including the IPR proceedings, concerning Watson’s ANDA for a generic version of Tyvaso. Under the settlement agreement, we granted to Watson a license under our patent rights to manufacture and commercialize the generic version of Tyvaso described in its ANDA filings in the United States beginning on January 1, 2026, although Watson may be permitted to enter the market earlier under certain circumstances. The license included in the settlement agreement does not permit Watson to manufacture a generic version of any other product, such as Remodulin or Orenitram. The settlement agreement does not grant Watson any rights other than those required to launch Watson’s generic version of Tyvaso. The IPR proceedings and District Court litigation have been dismissed.

14.  Subsequent Events

License and Collaboration Agreement with MannKind Corporation

In September 2018, we entered into a worldwide exclusive license and collaboration agreement with MannKind Corporation (MannKind) for the development and commercialization of a dry powder formulation of treprostinil called Treprostinil Technosphere®, which is a phase III-ready development-stage product currently being evaluated in clinical trials for the treatment of PAH. The agreement became effective on October 15, 2018, upon expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. Under the agreement, we are responsible for global development, regulatory and commercial activities relating to Treprostinil Technosphere. We and MannKind will share responsibility for manufacturing clinical supplies and initial commercial supplies of Treprostinil Technosphere. We will manufacture long-term commercial supplies. Under the terms of the agreement, we paid MannKind $45.0 million following the effectiveness of the agreement in October 2018, and we are required to make potential milestone payments of up to $50.0 million upon the achievement of specific development targets. MannKind is also entitled to receive low double-digit royalties on our net sales of the product. In addition, we have the option in our sole discretion to expand the license to include other active ingredients for the treatment of pulmonary hypertension. Each product added pursuant to the option would be subject to the payment to MannKind of up to $40.0 million in additional option exercise and development milestone payments, as well as a low double-digit royalty on our net sales of any such product.

We also entered into a research agreement for the conduct of research by MannKind for products outside the scope of the licensing and collaboration agreement. MannKind received an initial payment of $10.0 million in consideration for its performance under the research agreement. The $10.0 million payment is included within research and development costs on our consolidated statements of operations for the three and nine months ended September 30, 2018.

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

•                  Unituxin® (dinutuximab) Injection (Unituxin). In March 2015, the FDA approved our Biologics License Application (BLA) for Unituxin in combination with granulocyte-macrophage colony-stimulating factor, interleukin-2, and 13-cis-

retinoic acid, for the treatment of patients with high-risk neuroblastoma (a rare form of pediatric cancer) who achieve at least a partial response to prior first-line multi-agent, multimodality therapy. Unituxin is a chimeric, monoclonal antibody composed of a combination of mouse and human proteins that induces antibody-dependent cell-mediated cytotoxicity, a form of cell-mediated immunity whereby the immune system actively targets a cell that has been bound by specific antibodies. We received orphan drug designation for Unituxin from the FDA, conferring exclusivity through March 2022, during which period the FDA may not approve any application to market the same drug for the same indication, except in limited circumstances such as a showing of clinical superiority. In addition, approval of our BLA conferred a 12-year exclusivity period through March 2027, during which the FDA may not approve a biosimilar for Unituxin.

Revenues

Our net product sales consist of sales of the five commercial products noted above. We have entered into separate, non-exclusive distribution agreements with Accredo Health Group, Inc. and its affiliates, including Curascript SD Specialty Distribution (Accredo), and CVS Caremark, Inc. (Caremark) to distribute Remodulin, Tyvaso and Orenitram in the United States, and we have entered into an exclusive distribution agreement with ASD Specialty Healthcare, Inc. (ASD), an affiliate of AmerisourceBergen Corporation, to distribute Unituxin in the United States. We also sell Remodulin and Tyvaso to distributors internationally. We sell Adcirca through Lilly’s pharmaceutical wholesale network. To the extent we have increased the price of any of these products, increases have typically been in the single-digit percentages per year, except for Adcirca, the price of which is set solely by Lilly. In 2018, we anticipate revenues will decrease as compared to 2017 given the launch of a generic version of Adcirca in August 2018, a reduction in the price at which we sell Remodulin to an international distributor, and reimbursement challenges for our oral therapies leading to increased utilization of our patient assistance programs. We are investing in the development of new products and label expansions for existing products, which we expect to result in a return to revenue growth over the longer term.

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

Generic Competition

We settled litigation with each of Sandoz, Inc. (Sandoz), Teva Pharmaceuticals USA, Inc. (Teva), Par Sterile Products, LLC (Par) and Dr. Reddy’s Laboratories, Inc. (Dr. Reddy’s), relating to their abbreviated new drug applications (ANDAs) seeking FDA approval to market generic versions of Remodulin before the expiration of certain of our U.S. patents. Under the terms of our settlement agreements, Sandoz can market its generic version of Remodulin in the United States beginning as early as June 2018, and Teva, Par and Dr. Reddy’s can each launch their generic versions in the United States beginning in December 2018. We also settled litigation with Actavis Laboratories FL, Inc. (Actavis) relating to its ANDA seeking FDA approval to market a generic version of Orenitram before the expiration of certain of our U.S. patents. Under the settlement agreement, Actavis can market its generic version of Orenitram in the United States beginning in June 2027, although Actavis may be permitted to enter the market earlier under certain circumstances. We also settled litigation with Watson Laboratories, Inc. (Watson) relating to its ANDA seeking FDA approval to market a generic version of Tyvaso before the expiration of certain of our U.S. patents. Under the settlement agreement, Watson can market its generic version of Tyvaso in the United States beginning in January 2026, although Watson may be permitted to enter the market earlier under certain circumstances.

As a result of our settlements with Sandoz, Teva, Par and Dr. Reddy’s, we expect to see generic competition for Remodulin from these companies in the United States beginning sometime in 2018. To date, only Sandoz has received tentative approval for its ANDA, but to our knowledge, Sandoz has not yet begun to sell its generic version of Remodulin. As a result of our settlements with Watson and Actavis, we expect to see generic competition for Tyvaso and Orenitram in the United States beginning as early as 2026 and 2027, respectively. Competition from these generic companies could reduce our net product sales and profits. In addition, while we intend to vigorously enforce our intellectual property rights relating to our products, there can be no assurance that we will prevail in defending our patent rights, or that additional challenges from other ANDA filers or other challengers will not surface with respect to our products. Our patents could be invalidated, found unenforceable or found not to cover one or more generic forms of our products. If any ANDA filer were to receive approval to sell a generic version of Remodulin, Tyvaso or Orenitram and/or prevail in any patent litigation, the affected product(s) would become subject to increased competition, which could reduce our net product sales and profits.

A U.S. patent for Adcirca for the treatment of pulmonary hypertension expired in November 2017, and two remaining patents have been invalidated. In May 2017, we amended our license agreement with Lilly relating to Adcirca to extend the term of the agreement through December 2020 and to amend the economic terms of the agreement following the expiration of a patent covering Adcirca in November 2017. As a result of this amendment, beginning December 1, 2017, our royalty rate on net product sales of Adcirca increased from five percent to ten percent, and we are required to make milestone payments to Lilly equal to $325,000 for each $1,000,000 in net product sales. Adcirca’s cost of product sales as a percentage of Adcirca’s net product sales has increased significantly since December 1, 2017 due to these cost increases. In August 2018, Mylan N.V. announced the launch of its generic version of Adcirca, which resulted in a material adverse impact on Adcirca net product sales, driven by a greater than 40% reduction in the number of bottles of Adcirca sold to distributors during the first full month following the availability of the generic version. In addition, we expect declines in patient demand to cause Adcirca inventory held by distributors and other downstream customers to expire unsold. Our allowance for product returns was $23.0 million and $7.2 million as of September 30, 2018 and December 31, 2017, respectively.

In April 2018, a generic version of Remodulin was approved in Germany, Italy and France. The launch of a generic version in these countries, expected sometime in 2018, will likely lead to a decline in our international Remodulin revenues due to increased competition and a contractual reduction in our transfer price of Remodulin to an international distributor for sales into Germany, Italy and France, as well as other countries in which the pricing of Remodulin is impacted by reference pricing. Approval of the generic version of Remodulin in other countries may follow. Our non-U.S. net product sales for Remodulin were $66.1 million and $125.5 million for the nine months ended September 30, 2018 and 2017, respectively.

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

Acquisition of SteadyMed Ltd.

On April 29, 2018, we entered into an Agreement and Plan of Merger (Merger Agreement) with SteadyMed Ltd. (SteadyMed) and Daniel 24043 Acquisition Corp Ltd., our wholly-owned subsidiary (Merger Sub). The Merger Agreement provided for the merger of Merger Sub with and into SteadyMed (the Merger), with SteadyMed surviving the Merger as our wholly-owned subsidiary.

On August 30, 2018, we completed the Merger. At the effective time of the merger, each SteadyMed ordinary share was converted into the right to receive (i) $4.46 in cash, representing aggregate consideration payable to former holders of SteadyMed securities of approximately $141 million; and (ii) one contingent value right, representing the right to receive $2.63 in cash upon the achievement of 3,000 patients having initiated treatment using SteadyMed’s Trevyent product on a commercial basis on or before August 30, 2023 (the Milestone). Aggregate contingent consideration of $75.0 million will become payable if the Milestone is achieved. Refer to Note 3—Acquisition for additional information.

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

Our operating expenses include the following costs:

Cost of Product Sales

Our cost of product sales primarily includes costs to manufacture and acquire products sold to customers, royalty and milestone payments under license agreements granting us rights to sell related products, direct and indirect distribution costs incurred in the sale of products, and the costs of inventory reserves for current and projected obsolescence. These costs also include share-based compensation and salary-related expenses for direct manufacturing and indirect support personnel, quality review and release for commercial distribution, direct materials and supplies, depreciation, facilities-related expenses and other overhead costs. Our cost of product sales for Adcirca increased significantly as a percentage of Adcirca revenues beginning December 1, 2017 as a result of the increased royalty and milestone payments, from five percent to an effective rate of approximately 42.5 percent, contained in our amended license agreement with Lilly.

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

Although we no longer grant STAP awards, we still had approximately 3.0 million STAP awards outstanding as of September 30, 2018. We account for STAP awards as liabilities because they are settled in cash. As such, we must re-measure the fair value of STAP awards at the end of each financial reporting period until the awards are no longer outstanding. Changes in our STAP liability resulting from such re-measurements are recorded as adjustments to share-based compensation (benefit) expense and can create substantial volatility within our operating expenses from period to period. The following factors, among others, have a significant impact on the amount of share-based compensation (benefit) expense recognized in connection with STAP awards from period to period: (1) volatility in our stock price (specifically, increases in the price of our common stock will generally result in an increase in our STAP liability and related compensation expense, while decreases in our stock price will generally result in a reduction in our STAP liability and related compensation expense); (2) changes in the number of outstanding awards; and (3) changes in the number of vested and unvested awards.

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

Near-Term Pipeline Programs (2018-2021)

Product	Mode of Delivery	Indication	Current Status STUDY NAME	Our Territory
Implantable System for Remodulin	Continuous intravenous via implantable pump	PAH	FDA approval received July 30, 2018; U.S. launch pending	United States, United Kingdom, Canada, France, Germany, Italy and Japan

RemUnity™ (treprostinil)	Continuous subcutaneous via pre-filled, semi-disposable system	PAH	510(k) application process ongoing with FDA	Worldwide

Orenitram in combination with approved background therapy	Oral	PAH (decrease morbidity and mortality)	Phase IV FREEDOM-EV Study completed, primary endpoint met; FDA supplement in preparation	Worldwide

Trevyent® (treprostinil)	Continuous subcutaneous via pre-filled, disposable PatchPump® system	PAH	NDA to be resubmitted to FDA	Worldwide, subject to out-licenses granted in Europe, Canada and the Middle East

Tysuberprost™ (esuberaprost in combination with Tyvaso)	Oral (esuberaprost) Inhaled (Tyvaso)	PAH (decrease morbidity and mortality)	Phase III BEAT	North America, Europe, Mexico, South America, Egypt, India, Israel, South Africa and Australia

RemoPro™ (pain-free subcutaneous Remodulin prodrug)	Continuous subcutaneous	PAH	Phase I	Worldwide

Dinutuximab	Intravenous	Small cell lung cancer	Phase II/III DISTINCT	Worldwide

Tyvaso (treprostinil)	Inhaled	Pulmonary hypertension associated with idiopathic pulmonary fibrosis (WHO Group 3)	Phase III INCREASE	Worldwide

Medium-Term Pipeline Programs (2022-2025)

Product	Mode of Delivery	Indication	Current Status STUDY NAME	Our Territory
Tyvaso (treprostinil)	Inhaled	Pulmonary hypertension associated with chronic obstructive pulmonary disease (WHO Group 3)	Phase III PERFECT	Worldwide

Treprostinil Technosphere®	Inhaled dry powder	PAH	Phase III	Worldwide

Orenitram (treprostinil)	Oral	Pulmonary hypertension associated with left ventricular diastolic dysfunction (WHO Group 2)	Phase III SOUTHPAW	Worldwide

Aurora-GT™ (eNOS gene therapy)	Intravenous	PAH	Phase II/III SAPPHIRE	United States

SM04646	Inhaled	Idiopathic pulmonary fibrosis	Phase I	United States and Canada

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

Prior to launch, we must enter into a commercialization agreement with Medtronic. Our ability to commercialize the system is entirely dependent on Medtronic’s ability and willingness to manufacture the system on commercially reasonable terms, which is outside of our control. In addition, launch preparation for an implantable system is inherently complicated and the generation of significant incremental revenues from the use of the Implantable System for Remodulin could take longer than anticipated. The Implantable System for Remodulin is a complex program, requiring precision and care to ensure that implant surgeons, refill centers, reimbursement pathways, and other health care service organizations are adequately prepared, established and trained. We plan to approach the launch in a careful and deliberate manner to ensure the safety of patients and the long-term success of the program. In addition, Medtronic has informed us that it has fewer than 100 pumps available for initial launch, and that it may be unable to manufacture additional pumps until the FDA approves a next-generation system incorporating a variety of quality enhancements, which is anticipated in late 2019 but may take longer. We anticipate that the initial pump supply will enable us to launch the Implantable System for Remodulin in late 2018 or early 2019 at the ten clinical trial sites that participated in the DelIVery study. We plan to initiate a broader launch with the next-generation system.

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

DEKA is working with FDA with the goal of obtaining 510(k) clearance of the RemUnity system. Initially, we plan to launch the system with disposable components to be pre-filled with Remodulin by our specialty pharmacy distributors. We are also engaged in further development efforts intended to enable us ultimately to submit a new drug application for a version of the system that includes disposable components that are pre-filled as part of the manufacturing process.

We are also conducting phase I studies to develop a new prodrug of treprostinil called RemoPro, which is intended to enable subcutaneous delivery of treprostinil therapy without the site pain currently associated with subcutaneous Remodulin. RemoPro is designed to be inactive in the subcutaneous tissue, which should decrease or eliminate site pain, and to metabolize into treprostinil once it is absorbed into the blood.

Trevyent

In August 2018, we completed the acquisition of SteadyMed, which is developing Trevyent, a post-phase III development-stage drug-device combination product that combines SteadyMed’s two-day, single use, disposable PatchPump technology with treprostinil, for the subcutaneous treatment of PAH. In August 2017, SteadyMed received a refuse-to-file letter from FDA with respect to its 505(b)(2) NDA for Trevyent. SteadyMed met with the FDA in November 2017, and the FDA indicated that SteadyMed does not need to conduct any clinical trials to prove the safety or efficacy of Trevyent. We are completing certain additional non-clinical activities, and anticipate resubmitting the NDA during the first half of 2019. These activities include design verification testing on the final to-be-marketed Trevyent product, pharmacokinetic modeling and process validation.

Orenitram

In 2013, the FDA approved Orenitram for the treatment of PAH patients to improve exercise capacity. The primary study that supported efficacy of Orenitram was a 12-week monotherapy study (FREEDOM-M) in which PAH patients were not on any approved background PAH therapy. In August 2018, we announced that our phase IV study of Orenitram called FREEDOM-EV had met its primary endpoint of delayed time to first clinical worsening event. In particular, the preliminary results showed that Orenitram, when taken with an oral PAH background therapy, decreased the risk of a morbidity/mortality event versus placebo by 26% (p=0.0391). We plan to seek FDA approval for a label amendment reflecting the FREEDOM-EV results, and we are evaluating whether the results could support marketing applications for Orenitram outside the United States.

We are also enrolling patients in a study of Orenitram (SOUTHPAW) to treat WHO Group 2 pulmonary hypertension (specifically associated with left ventricular diastolic dysfunction). There are presently no FDA approved therapies indicated for treatment of WHO Group 2 pulmonary hypertension.

Tysuberprost

In 2012, we completed a phase I safety study of esuberaprost, a single-isomer orally bioavailable prostacyclin analogue, and the data suggested that dosing esuberaprost four times a day was tolerable. We believe that esuberaprost and treprostinil have differing prostacyclin receptor-binding profiles and are studying the potential safety and efficacy benefits for patients when used in combination. We also believe that inhaled treprostinil and oral esuberaprost have complementary pharmacokinetic and pharmacodynamic profiles, which indicate that they should provide greater efficacy in combination. In March 2017, we completed enrollment of our phase III registration study called BEAT (BEraprost 314d Add-on to Tyvaso) to evaluate the clinical benefit and safety of esuberaprost in combination with Tyvaso for patients with PAH who show signs of deterioration on Tyvaso or have a less than optimal response to Tyvaso treatment. We refer to the resulting use of esuberaprost and Tyvaso therapies in combination with each other as Tysuberprost. The FDA has granted orphan drug designation for esuberaprost, which we expect would yield seven years of regulatory exclusivity if the FDA approves an esuberaprost NDA following successful study results. We also have one U.S. patent expiring in 2031, covering a method of treating pulmonary hypertension using oral and inhaled prostacyclin therapies in combination, which we expect should be eligible for listing in the Orange Book if the FDA approves esuberaprost.

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

In addition, we are conducting a study (DISTINCT) of Unituxin in adult patients with small cell lung cancer, which is another GD2-expressing cancer. During the fourth quarter of 2017, we completed the phase II portion of the study, and commenced the phase III portion of the study following an interim safety review. The DISTINCT study is now fully enrolled with 472 patients. We are also conducting preclinical research to determine Unituxin’s potential activity against other GD2-expressing tumor types. These research and development efforts into new indications for Unituxin have been substantially outsourced to a contract research organization called Precision Oncology, LLC.

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

We are enrolling a phase III registration study called INCREASE, which is a study of Tyvaso in patients with WHO Group 3 pulmonary hypertension associated with interstitial lung disease (specifically associated with idiopathic pulmonary fibrosis or combined pulmonary fibrosis and emphysema). We are also enrolling a phase III registration study called PERFECT (Pulmonary hypertension EnRichment study For the Evaluation of COPD with Tyvaso), which is a study of Tyvaso in patients with WHO Group 3 pulmonary hypertension associated with chronic obstructive pulmonary disease. There are presently no FDA approved therapies indicated for treatment of WHO Group 3 pulmonary hypertension.

Treprostinil Technosphere

In September 2018, we entered into a worldwide exclusive license and collaboration agreement with MannKind Corporation (MannKind) for the development and commercialization of a dry powder formulation of treprostinil called

Treprostinil Technosphere, which is an investigational product currently being evaluated in clinical trials for the treatment of PAH. The agreement became effective on October 15, 2018, upon expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. Treprostinil Technosphere incorporates the dry powder formulation technology and Dreamboat® inhalation device technology used in MannKind’s Afrezza® (insulin human) Inhalation Powder product, which was approved by the FDA in 2014. If the FDA approves Treprostinil Technosphere, we believe this new inhaled treprostinil therapy will provide substantial lifestyle benefits to PAH patients, as compared with Tyvaso therapy, because it will be : (1) less time consuming due to faster administration times and less required device maintenance as the device and drug will be provided in a pre-filled, single use disposable cassette eliminating the need for cleaning and filling; and (2) mobile and more convenient as the compact design of MannKind’s Dreamboat device and drug cassettes used with Treprostinil Technosphere can easily fit into the patient’s pocket and do not require electricity. Going forward, we plan to develop Bluetooth enhancements using MannKind’s Bluehale® technology. We also have the right to develop a single-use device based on MannKind’s Cricket® design. The Cricket device would come pre-loaded with treprostinil and would be discarded immediately after use. In contrast, we envision each Dreamboat device would be used for up to two weeks before it is replaced with a new device.

Under the agreement, we are responsible for global development, regulatory and commercial activities related to Treprostinil Technosphere. We and MannKind will share responsibility for manufacturing clinical supplies and initial commercial supplies of Treprostinil Technosphere. We will manufacture long-term commercial supplies. Under the terms of the agreement, we paid MannKind $45.0 million following the effectiveness of the agreement in October 2018, and we are required to make potential milestone payments of up to $50.0 million upon the achievement of specific development targets. MannKind is also entitled to receive low double-digit royalties on our net sales of the product. In addition, we have the option, in our sole discretion, to expand the license to include other active ingredients for the treatment of pulmonary hypertension. Each product added pursuant to the option would be subject to the payment to MannKind of up to $40.0 million in additional option exercise and development milestone payments as well as a low double-digit royalty on our net sales of any such product.

We also entered into a research agreement with MannKind under which MannKind will conduct research related to products outside the scope of the licensing and collaboration agreement. MannKind received an immediate payment of $10.0 million in consideration for its performance under the research agreement. The $10.0 million payment is included within research and development costs on our consolidated statements of operations for the three and nine months ended September 30, 2018.

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

SM04646

In September 2018, we entered into an exclusive license agreement with Samumed LLC (Samumed) for the U.S. and Canadian rights to Samumed’s SM04646, a phase I development-stage Wnt pathway inhibitor being developed for the treatment of idiopathic pulmonary fibrosis (IPF). The Wnt pathway is one of the primary signaling pathways essential for the normal development of all multicellular animals, and for the growth and maintenance of various adult tissues. Recent evidence suggests that aberrant Wnt signaling may be involved in the pathogenesis of chronic lung disease such as IPF. Under the agreement, we paid Samumed $10 million up-front, and we will pay Samumed additional consideration of up to $340 million in developmental milestone payments, plus up to low double-digit royalties on our net sales of the product. SM04646 is currently undergoing a phase I clinical trial. The FDA has granted orphan drug designation for SM04646 for the treatment of IPF. Under the terms of the agreement, our subsidiary, Lung Biotechnology PBC, will conduct and fund all further development, regulatory and commercialization activities in the United States and Canada. Samumed retains development and commercialization rights for SM04646 for all markets outside of these two countries.

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

Future Prospects

As noted above, in 2018 we expect revenues will decrease as compared to 2017, given the launch of a generic version of Adcirca in the third quarter of 2018, a reduction in the price at which we sell Remodulin to an international distributor, and reimbursement challenges for our oral therapies leading to increased utilization of our patient assistance programs that provide free drugs to patients unable to afford the cost of their therapy. A generic version of Remodulin may become available in the United States and certain countries in Europe during 2018, which could negatively impact our Remodulin revenues. Our strategy is to resume revenue growth over the longer term through the approval of new and/or improved indications, formulations and delivery devices. These and other research and development efforts are designed to provide revenue growth in the near and medium term, while efforts are under way to develop technologies in organ manufacturing in the longer term.

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

We believe the increased use of dual-upfront oral therapy (tadalafil and ambrisentan) following positive results of Gilead Sciences, Inc.’s AMBITION study of ambrisentan and tadalafil as an up-front combination therapy for PAH, combined with Actelion’s launch of Uptravi, an oral IP-receptor agonist, and our own oral prostacyclin therapy Orenitram, has delayed many patients’ initiation of inhaled or infused prostacyclin therapies, which we believe has impacted our sales of Tyvaso and Remodulin. In addition, Uptravi competes directly with Orenitram, which we believe has limited our sales of Orenitram. Given the progressive nature of PAH, we believe many patients will begin taking Orenitram, Tyvaso or Remodulin after their disease progresses while on these or other oral therapies, leading to additional revenue from these three products.

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

Results of Operations

Three and Nine Months Ended September 30, 2018 and September 30, 2017

Revenues

The following table presents the components of total revenues (dollars in millions):

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2018	2017	Change	2018	2017	Change
Net product sales:
Remodulin	$153.6	$187.3	(18)%	$439.9	$490.8	(10)%
Tyvaso	107.8	88.9	21%	308.3	280.5	10%
Adcirca	74.6	99.8	(25)%	282.0	300.4	(6)%
Orenitram	53.8	52.5	2%	155.5	137.8	13%
Unituxin	22.9	17.0	35%	60.7	51.1	19%
Total revenues	$412.7	$445.5	(7)%	$1,246.4	$1,260.6	(1)%

Revenues for the three and nine months ended September 30, 2018 decreased by $32.8 million and $14.2 million, respectively, as compared to the same periods in 2017.

Remodulin net product sales for the three and nine months ended September 30, 2018 decreased by $33.7 million and $50.9 million, respectively, as compared to the same periods in 2017.  For the three and nine months ended September 30, 2018, international Remodulin net product sales decreased by $36.5 million and $59.3 million, respectively, compared to the same periods in 2017, primarily due to the transfer of additional regulatory and commercial responsibilities to an international distributor in the third quarter of 2017. As a result of this transfer, in the third quarter of 2017 we recognized $23.7 million of net product sales related to the one-time purchase of Remodulin inventory by that distributor and reduced the price at which we sell Remodulin to that distributor. The remaining decrease is primarily due to a reduction in quantities shipped to that distributor. For the three and nine months ended September 30, 2018, U.S. Remodulin net product sales increased by $2.8 million and $8.4 million, respectively, as compared to the same periods in 2017, primarily due to a price increase implemented in April 2018, which was the first price increase for Remodulin since 2010. For the nine months ended September 30, 2018, the impact of the price increase was partially offset by the one-time impact of a change in contractual minimum inventory levels with a U.S. distributor, as discussed below.

Tyvaso net product sales for the three and nine months ended September 30, 2018 increased by $18.9 million and $27.8 million, respectively, as compared to the same periods in 2017. These comparative period increases were primarily due to an additional one-time $12.2 million liability for estimated Medicaid rebates recorded in the third quarter of 2017 and price increases implemented in April 2017 and January 2018. For the nine months ended September 30, 2018, the impact of the additional Medicaid rebates in 2017 and price increases was partially offset by the one-time impact of a change in contractual minimum inventory levels with a U.S. distributor, as discussed below.

Adcirca net product sales for the three and nine months ended September 30, 2018 decreased by $25.2 million and $18.4 million, respectively, as compared to the same periods in 2017. For both the three and nine months ended September 30, 2018, Adcirca net product sales decreased due to a decrease in bottles sold, primarily due to the launch of a generic version of Adcirca in August 2018, partially offset by price increases implemented by Lilly. The generic launch resulted in a greater than 40% reduction in the number of bottles sold to distributors during September 2018, as compared to August 2018. In addition, we expect a significant decline in patient demand for Adcirca, causing Adcirca inventory held by distributors and other downstream customers to expire unsold. As a result, we increased our allowance for product returns for Adcirca by approximately $16.4 million in the third quarter of 2018. See the tables below for more information on the impact of the generic launch on our allowance for product returns for Adcirca.

Orenitram net product sales for the three and nine months ended September 30, 2018 increased by $1.3 million and $17.7 million, respectively, as compared to the same periods in 2017. The increase for the nine months ended September 30, 2018 was primarily due to an increase in the number of patients being treated with Orenitram, a price increase implemented in January 2018 and the one-time impact of a change in contractual minimum inventory levels with a U.S. distributor, as discussed below.

Unituxin net product sales for the three and nine months ended September 30, 2018 increased $5.9 million and $9.6 million, respectively, as compared to the same periods in 2017. These increases were due to an increase in the number of vials sold and price increases implemented in 2017.

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

	Three Months Ended September 30, 2018
	Rebates and Chargebacks	Prompt Pay Discounts	Product Returns	Distributor Fees	Total
Balance, July 1, 2018	$85.2	$5.1	$6.9	$6.0	$103.2
Provisions attributed to sales in:
Current period	54.5	10.0	16.4	5.0	85.9
Prior periods	2.1	—	—	—	2.1
Payments or credits attributed to sales in:
Current period	(10.8)	(5.8)	—	(1.2)	(17.8)
Prior periods	(56.0)	(5.0)	(0.3)	(3.9)	(65.2)
Balance, September 30, 2018	$75.0	$4.3	$23.0	$5.9	$108.2

	Three Months Ended September 30, 2017
	Rebates and Chargebacks	Prompt Pay Discounts	Product Returns	Distributor Fees	Total
Balance, July 1, 2017	$50.1	$5.6	$7.1	$2.6	$65.4
Provisions attributed to sales in:
Current period	57.1	9.6	0.4	3.6	70.7
Prior periods	13.1	—	—	—	13.1
Payments or credits attributed to sales in:
Current period	(7.2)	(5.4)	—	(0.4)	(13.0)
Prior periods	(46.6)	(5.3)	(0.4)	(2.4)	(54.7)
Balance, September 30, 2017	$66.5	$4.5	$7.1	$3.4	$81.5

	Nine Months Ended September 30, 2018
	Rebates and Chargebacks	Prompt Pay Discounts	Product Returns	Distributor Fees	Total
Balance, January 1, 2018	$74.0	$4.7	$7.2	$3.4	$89.3
Provisions attributed to sales in:
Current period	185.9	29.6	17.5	15.0	248.0
Prior periods	3.4	—	—	—	3.4
Payments or credits attributed to sales in:
Current period	(132.3)	(25.5)	—	(9.2)	(167.0)
Prior periods	(56.0)	(4.5)	(1.7)	(3.3)	(65.5)
Balance, September 30, 2018	$75.0	$4.3	$23.0	$5.9	$108.2

	Nine Months Ended September 30, 2017
	Rebates and Chargebacks	Prompt Pay Discounts	Product Returns	Distributor Fees	Total
Balance, January 1, 2017	$46.0	$4.3	$7.7	$2.8	$60.8
Provisions attributed to sales in:
Current period	164.1	28.4	0.5	10.1	203.1
Prior periods	13.3	—	—	(0.2)	13.1
Payments or credits attributed to sales in:
Current period	(106.8)	(24.0)	—	(6.6)	(137.4)
Prior periods	(50.1)	(4.2)	(1.1)	(2.7)	(58.1)
Balance, September 30, 2017	$66.5	$4.5	$7.1	$3.4	$81.5

Cost of Product Sales

The table below summarizes cost of product sales by major category (dollars in millions):

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2018	2017	Change	2018	2017	Change
Category:
Cost of product sales	$49.5	$21.3	132%	$169.7	$56.4	201%
Share-based compensation expense (benefit)(1)	2.4	(1.8)	233%	(2.9)	(3.7)	22%
Total cost of product sales	$51.9	$19.5	166%	$166.8	$52.7	217%

(1)                     Refer to Share-Based Compensation Expense (Benefit) section below for discussion.

Cost of product sales, excluding share-based compensation. The increase in cost of product sales of $28.2 million for the three months ended September 30, 2018, as compared to the same period in 2017, was primarily due to a $26.8 million increase in the royalty expense for Adcirca. As a result of an amendment to our license agreement with Lilly, effective December 1, 2017 our royalty rate on net product sales of Adcirca increased from five percent to an effective rate of approximately 42.5 percent.

The increase in cost of product sales of $113.3 million for the nine months ended September 30, 2018, as compared to the same period in 2017, was primarily attributable to a $104.8 million increase in the royalty expense for Adcirca noted above.

Research and Development

The table below summarizes research and development expense by major category (dollars in millions):

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2018	2017	Change	2018	2017	Change
Category:
Research and development projects	$92.8	$62.0	50%	$230.1	$164.9	40%
Share-based compensation expense (benefit)(1)	8.3	(7.0)	219%	(11.0)	(13.9)	21%
Total research and development expense	$101.1	$55.0	84%	$219.1	$151.0	45%

(1)                     Refer to Share-Based Compensation Expense (Benefit) section below for discussion.

Research and development, excluding share-based compensation. The increase in research and development expense of $30.8 million for the three months ended September 30, 2018, as compared to the same period in 2017, was driven by continued investment in our product pipeline, which includes several phase III clinical trials in cardiopulmonary diseases and oncology as well as programs in regenerative medicine and organ manufacturing to ultimately provide a cure for PAH and other end-stage organ diseases. Research and development expense for the treatment of cardiopulmonary diseases increased by $25.2 million for the three months ended September 30, 2018, as compared to the same period in 2017, due to up-front payments under our licensing agreement with Samumed and our research agreement with MannKind, and due to increased spending on the development of drug delivery devices, including the Implantable System for Remodulin and RemUnity, and on several clinical and non-clinical studies. Research and development expenses for cancer-related projects did not change significantly for the three months ended September 30, 2018, as compared to the same period in 2017. Research and development expenses for our organ manufacturing projects increased by $3.9 million for the three months ended September 30, 2018, as compared to the same period in 2017, due to increased preclinical and clinical work on technologies designed to increase the supply and distribution of transplantable organs and tissues.

The increase in research and development expense of $65.2 million for the nine months ended September 30, 2018, as compared to the same period in 2017, was driven by continued investment in our product pipeline. Research and development expense for the treatment of cardiopulmonary diseases increased by $52.3 million for the nine months ended September 30, 2018, as compared to the same period in 2017, due to up-front payments under our licensing agreement with Samumed and our research agreement with MannKind, and due to increased spending on the development of drug delivery devices, including the Implantable System for Remodulin and RemUnity, and on several clinical and non-clinical studies. Research and development expenses for cancer-related projects increased by $8.2 million for the nine months ended September 30, 2018, as compared to the same period in 2017, driven by an increase in spending on the DISTINCT study. Research and development expenses for our organ manufacturing projects increased by $4.5 million for the nine months ended September 30, 2018, as compared to the same period in 2017, due to increased preclinical and clinical work on technologies designed to increase the supply and distribution of transplantable organs and tissues.

Selling, General and Administrative

The table below summarizes selling, general and administrative expense by major category (dollars in millions):

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2018	2017	Change	2018	2017	Change
Category:
General and administrative	$56.1	$46.6	20%	$159.7	$151.7	5%
Sales and marketing	13.3	15.8	(16)%	42.2	46.7	(10)%
Share-based compensation expense (benefit) (1)	40.7	(15.2)	368%	(15.3)	(27.4)	44%
Total selling, general and administrative expense	$110.1	$47.2	133%	$186.6	$171.0	9%

(1)                                 Refer to Share-Based Compensation Expense (Benefit) below for discussion.

Share-Based Compensation Expense (Benefit)

The table below summarizes share-based compensation expense (benefit) by major category (dollars in millions):

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2018	2017	Change	2018	2017	Change
Category:
Stock options	$16.6	$13.1	27%	$44.8	$29.9	50%
Restricted stock units	2.4	0.6	300%	5.3	1.6	231%
STAP awards	32.2	(38.0)	185%	(80.1)	(77.5)	(3)%
Employee stock purchase plan	0.2	0.3	(33)%	0.8	1.0	(20)%
Total share-based compensation expense (benefit)	$51.4	$(24.0)	314%	$(29.2)	$(45.0)	35%

The table below summarizes share-based compensation expense (benefit) by line item on our consolidated statements of operations (dollars in millions):

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2018	2017	Change	2018	2017	Change
Cost of product sales	$2.4	$(1.8)	233%	$(2.9)	$(3.7)	22%
Research and development	8.3	(7.0)	219%	(11.0)	(13.9)	21%
Selling, general and administrative	40.7	(15.2)	368%	(15.3)	(27.4)	44%
Total share-based compensation expense (benefit)	$51.4	$(24.0)	314%	$(29.2)	$(45.0)	35%

Share-Based Compensation.  The increase in share-based compensation expense of $75.4 million for the three months ended September 30, 2018, as compared to the same period in 2017, was primarily due to: (1) a $70.2 million increase in STAP expense related to an increase in our stock price during the three months ended September 30, 2018, as compared to a decrease in our stock price during the same period in 2017; and (2) a $3.5 million increase in stock option expense due to additional awards granted and outstanding in 2018. For more information, refer to Note 9—Share-Based Compensation to our consolidated financial statements.

The decrease in share-based compensation benefit of $15.8 million for the nine months ended September 30, 2018, as compared to the same period in 2017, was primarily due to: (1) a $14.9 million increase in stock option expense due to additional awards granted and outstanding in 2018; and (2) a $3.7 million increase in restricted stock unit expense due to restricted stock units being granted to employees starting in October 2017, partially offset by a $2.6 million increase to our STAP benefit during the nine months ended September 30, 2018. For more information, refer to Note 9—Share-Based Compensation to our consolidated financial statements.

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

Impairment of Investment in a Privately-Held Company

During the quarter ended September 30, 2018, one of the privately-held companies in which we have invested experienced an event triggering an impairment analysis to evaluate the recoverability of our investment. We determined that the current fair value of our investment was lower than its carrying value, resulting in an impairment charge of $12.4 million. As of September 30, 2018, the adjusted carrying value of our investment in this company is $41.1 million. During the three-and nine-month periods ended September 30, 2018, we recorded $12.4 million of impairment charges related to our investments in privately-held companies. During the three-and nine-month periods ended September 30, 2017, we recorded $3.1 million and $49.6 million, respectively, of impairment charges related to our investments in privately-held companies. Refer to Note 4—Investments to our consolidated financial statements.

Income Tax Expense

The provision for income taxes was $143.1 million for the nine months ended September 30, 2018, as compared to $229.6 million for the same period in 2017. Our effective tax rate (ETR) as of September 30, 2018 and September 30, 2017, was approximately 21 percent and approximately 37 percent, respectively.  Our ETR for the nine months ended September 30, 2018 decreased as compared to the same period in 2017 due to the impacts of The Tax Cuts and Jobs Act (Tax Reform), the nondeductible portion of an accrual in the second quarter of 2017 in connection with a civil settlement with the Department of Justice, and a decrease in impairment charges not currently meeting the criteria for tax deductibility. Refer to Note 11—Income Taxes, to our consolidated financial statements.

Tax Reform was enacted on December 22, 2017 and has multiple provisions that impact our tax expense. The significant impacts of Tax Reform on our 2018 tax expense include a reduction in the U.S. federal corporate tax rate from 35 percent to 21 percent, a reduction of the Orphan Drug Credit, and the repeal of the Section 199 deduction for domestic manufacturing activities.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of Tax Reform. As a result of changes under Tax Reform, we recognized a provisional amount of $71.0 million of additional tax expense in our consolidated financial statements for the year ended December 31, 2017. The additional tax expense is primarily due to the revaluing of our ending net deferred tax assets at December 31, 2017 because of the reduction in the U.S. corporate income tax rate under Tax Reform. While we have substantially completed our provisional analysis of the income tax effects of Tax Reform, and recorded a reasonable estimate of such effects in our consolidated financial statements for the year ended December 31, 2017, the ultimate impact may differ from these provisional amounts, possibly materially, due to additional IRS guidance and any related analysis and refinement of our calculations. During the nine months ended September 30, 2018, we did not make any material adjustments to the provisional amounts we previously recorded.

Going forward, we expect to continue to maintain the lower effective tax rate as a result of Tax Reform, principally driven by the reduced federal corporate tax rate, and partially offset by the reduction of the Orphan Drug Credit and the repeal of the Section 199 deduction.

Financial Condition, Liquidity and Capital Resources

We have funded our operations principally through sales of our commercial products and, from time-to-time, third-party financing arrangements. We believe that our current liquidity is sufficient to fund ongoing operations and future business plans as we expect long-term revenues from our commercial products, excluding Adcirca, to continue to grow due to our work on development of new products and label expansions for existing products. Furthermore, our customer base remains stable and we believe it presents minimal credit risk. However, any projections of future cash flows are inherently subject to uncertainty and we may seek other forms of financing. In June 2018, we entered into our 2018 Credit Agreement, which provides an unsecured, revolving line of credit of up to $1.5 billion, with a current maturity date of June 2023, of which $250.0 million was outstanding as of September 30, 2018. See Unsecured Revolving Credit Facility below for further details.

Cash and Cash Equivalents and Marketable Investments

Cash and cash equivalents and marketable investments comprise the following (dollars in millions):

	September 30, 2018	December 31, 2017	Percentage Change
Cash and cash equivalents	$656.0	$705.1	(7)%
Marketable investments—current	581.6	222.3	162%
Marketable investments—non-current	595.9	502.7	19%
Total cash and cash equivalents and marketable investments	$1,833.5	$1,430.1	28%

The net increase in our cash and cash equivalents and marketable investments was primarily due to: (1) $660.0 million in cash generated from operations; and (2) $15.5 million of proceeds from the exercise of stock options, partially offset by: (1) $132.6 million in cash paid to purchase property, plant and equipment; (2) $124.1 million in cash paid related to the acquisition of SteadyMed, net of cash acquired; (3) $13.2 million in cash paid for debt issuance costs; and (4) $5.0 million in cash paid for an investment in a privately-held company.

Cash Flows

Cash flows comprise the following (dollars in millions):

	Nine Months Ended September 30,		Percentage
	2018	2017	Change
Net cash provided by operating activities	$660.0	$560.0	18%
Net cash used in investing activities	$(715.4)	$(557.2)	(28)%
Net cash provided by financing activities	$6.2	$41.5	(85)%

Operating Activities

Our operating assets and liabilities consist primarily of accounts receivable, inventories, accounts payable, accrued expenses, liabilities for our STAP awards and tax-related payables and receivables.

The increase of $100.0 million in net cash provided by operating activities for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily due to: (1) a $198.5 million decrease in cash paid for income taxes; and (2) a $119.2 million increase in cash received from collections of accounts receivable, partially offset by: (1)

a $104.8 million increase in the royalty expense for Adcirca; (2) a $65.2 million increase in research and development expense, excluding share-based compensation expense (benefit), driven by continued investment in our product pipeline, including our recent up-front payments under our licensing agreement with Samumed and our research agreement with MannKind; and (3) a $17.4 million increase in cash paid to settle STAP awards exercised during the nine months ended September 30, 2018, as compared to the same period in 2017. The remainder of the change in cash provided by operating activities was due to changes in working capital.

Investing Activities

The increase of $158.2 million in net cash used in investing activities for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, was primarily due to: (1) $124.1 million in cash paid related to the acquisition of SteadyMed; (2) a $74.1 million increase in cash paid to purchase property, plant and equipment; and (3) a $8.3 million decrease in cash proceeds from the sale of property, plant and equipment, partially offset by a $50.3 million decrease in cash paid to purchase investments in privately held companies.

We are constructing additional facilities to support the development and commercialization of our products and technologies. We have budgeted for capital expenditures of approximately $210.0 million over the next three years.

Financing Activities

The decrease of $35.3 million in net cash provided by financing activities for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was due to: (1) a $22.7 million decrease in proceeds from stock option exercises; and (2) a $12.5 million increase in payments of debt issuance costs primarily related to the 2018 Credit Agreement.

Unsecured Revolving Credit Facility

In June 2018, we entered into a credit agreement (the 2018 Credit Agreement) providing for an unsecured revolving credit facility of up to $1.5 billion. On June 27, 2018, we borrowed $250.0 million under this facility and used the funds to repay outstanding indebtedness under the 2016 Credit Agreement. This balance remained outstanding as of September 30, 2018.  Refer to Note 8—Debt—Unsecured Revolving Credit Facility, to our consolidated financial statements.

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

Item 4.  CONTROLS AND PROCEDURES

(a)  Based on their evaluation, as of September 30, 2018, our Chairman and Chief Executive Officer and Chief Financial Officer and Treasurer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, summarized, processed and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chairman and Chief Executive Officer and Chief Financial Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure. As further discussed in Note 3 to the consolidated financial statements included within this Form 10-Q, we acquired SteadyMed on August 30, 2018. As permitted by the SEC’s guidance with respect to newly acquired entities, the scope of management’s assessment of the effectiveness of the design and operation of our disclosure controls and procedures includes all of our consolidated operations except for those disclosure controls and procedures of SteadyMed that are subsumed by internal control over financial reporting. SteadyMed represented 4% of our total assets as of September 30, 2018, and 0% of our revenues and 1% of our operating expenses for the quarter ended September 30, 2018.

(b)  There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting. We are currently evaluating SteadyMed’s internal control over financial reporting. Any changes resulting from this evaluation that materially affect or are reasonably likely to materially affect our internal control over financial reporting will be disclosed as required by applicable law.

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

•                  The timing and outcome of clinical studies, other research and development efforts, and related regulatory filings and approvals, including (among others) those described in this Report relating to our BEAT study of esuberaprost, our collaboration with DEKA to develop the RemUnity system, our efforts to obtain FDA approval of Trevyent, and our plan to develop a pain-free subcutaneous formulation of treprostinil called RemoPro;

•                  The timing and success of our anticipated launch of the Implantable System for Remodulin;

•                  The outcome of pending and potential future legal and regulatory actions, including investigations, audits and inspections, by the FDA and other regulatory and government enforcement agencies;

•                  The impact of competing therapies on sales of our commercial products, including the impact of generic products such as generic tadalafil (which launched in August 2018) and generic forms of Remodulin (which could launch during 2018); established therapies such as Uptravi; and newly-developed therapies;

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

Sales of our current PAH therapies (Remodulin, Tyvaso, Orenitram and Adcirca) comprise the vast majority of our revenues. Decreased sales of any one of these products could have a material adverse impact on our operations. A wide variety of events, such as withdrawal of regulatory approvals or substantial changes in prescribing practices or dosing patterns, many of which are described in other risk factors below, could cause sales of these products to decline, or to grow more slowly than expected. Generic competition due to the current commercial availability of generic tadalafil (which has already had a material adverse impact on demand for Adcirca), generic versions of Remodulin, which could be launched in the United States and certain countries in Europe during 2018, as well as generic versions of Tyvaso and Orenitram, which could be launched in the United States by Watson and Actavis as early as January 2026 and June 2027, respectively (or earlier under certain circumstances), may also decrease our revenues. In addition, the inability of any third party that manufactures, markets, distributes or sells any of our commercial products to perform these functions satisfactorily, or our inability to manage our internal manufacturing processes, could result in an inability to meet patient demand and decrease sales. Finally, our strategy involves the development and successful launch of next-generation delivery systems (such as the Implantable System for Remodulin, RemUnity and Trevyent) and expanded indications for our existing treprostinil-based products. RemUnity and Trevyent may not be approved by the FDA, and the demand for our products following launch of the Implantable System for Remodulin or the RemUnity system may not meet our expectations. Without this increased demand, the revenue opportunity for our treprostinil products could be significantly lower than we expect.

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

Numerous treatments currently compete with our commercial therapies, and others are under development. For example, for the treatment of PAH, we compete with Adempas®, Flolan®, Ilomedin®, Letairis®, Opsumit®, Revatio®, Tracleer®, Uptravi®, Veletri®, Volibris®, Ventavis®, generic tadalafil, generic epoprostenol and generic sildenafil citrate. Our competitors may introduce new products that render all or some of our technologies and products obsolete or noncompetitive. For example, Uptravi was approved by the FDA in December 2015 for the treatment of PAH and competes directly with Orenitram. In addition, we may not compete successfully against generic competitors. Sales of a generic version of Adcirca launched in August 2018 and have already had a material adverse impact on demand for Adcirca. We anticipate generic versions of Remodulin may be launched in the United States and certain countries in Europe in 2018, as described elsewhere in this Report, which could materially impact our revenues. Furthermore, we have limited visibility into the level of Adcirca inventory held by wholesale distributors and pharmacies, and rapid generic penetration could cause substantial amounts of Adcirca to expire unsold, causing us to incur increased liabilities for product returns. Any change in our estimated allowance for returns could result in a material impact on our revenues during the quarter in which the change is made.

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

Our prostacyclin analogue products (Remodulin, Tyvaso and Orenitram) and our oncology product (Unituxin) are expensive therapies. Consequently, it may be difficult for our distributors to obtain adequate reimbursement for our products from commercial and government payers to motivate such distributors to support our products. Alternatively, third-party payers may reduce the amount of reimbursement for our products based on changes in pricing of other therapies for the same disease. In addition, third-party payers may encourage the use of less-expensive generic alternative therapies following the launch of generic forms of Remodulin and Adcirca. If commercial and/or government payers do not approve our products for reimbursement, or limit reimbursements, patients and physicians could choose competing products that are approved for reimbursement or provide lower out-of-pocket costs.

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

We rely on third parties to supply pumps and other supplies necessary to deliver Remodulin. There are a limited number of pumps available in the market, and the discontinuation of any particular pump could have a material, adverse impact on our Remodulin revenues if a viable supply of an alternate pump is not available. In addition, we rely on a number of third-party contract manufacturers to supply various components of Trevyent.

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

The period under which our commercial and developmental therapies are protected by our patent rights is limited. Three of our U.S. patents covering our current methods of synthesizing and producing treprostinil, the active ingredient in Remodulin, Tyvaso and Orenitram, expired in October 2017, and three more will expire in 2028. Our patents relating to our individual treprostinil-based products expire at various times between 2018 and 2031. We settled patent litigation with Sandoz, Teva, Par and Dr. Reddy’s, which permits them to launch generic versions of Remodulin in the United States in June 2018 (Sandoz) and December 2018 (Teva, Par and Dr. Reddy’s), although they may be permitted to enter the market earlier under certain circumstances. We also settled patent litigation with Actavis, which will permit Actavis to launch a generic version of Orenitram in the United States in June 2027, although Actavis may be permitted to enter the market earlier under certain circumstances. We also settled patent litigation with Watson, which will permit Watson to launch a generic version of Tyvaso in the United States in January 2026, although Watson may be permitted to enter the market earlier under certain circumstances.

The U.S. patent for Adcirca for the treatment of pulmonary hypertension expired in November 2017, and FDA-conferred regulatory exclusivity expired in May 2018, leading to the launch of a generic version of Adcirca in August 2018. We have no issued patents or pending patent applications covering Unituxin. For further details, please see Part I, Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Generic Competition.

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

Third parties have challenged, and may in the future challenge, the validity of our patents, through patent litigation and/or initiating proceedings, including re-examinations, IPRs, post-grant reviews and interference proceedings, before the USPTO or other applicable patent filing office, or other means.

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

In August 2018 we acquired SteadyMed, and we may continue to seek to expand in part through acquisitions of complementary businesses, products and technologies. The success of this strategy will depend on our ability to identify, and the availability of, suitable acquisition candidates. We may incur costs in the preliminary stages of an acquisition, but may ultimately be unable or unwilling to consummate the proposed transaction for various reasons. In addition, acquisitions, including our August 2018 acquisition of SteadyMed, involve numerous risks, including the ability to realize or capitalize on anticipated synergies; managing the integration of personnel, products and acquired infrastructure and controls; potential increases in operating costs; managing geographically remote operations; the diversion of management’s attention from other business concerns and potential disruptions in ongoing operations during integration; the inherent risks in entering markets and sectors in which we have either limited or no direct experience; and the potential loss of key employees, clients or vendors and other business partners of the acquired companies. External factors, such as compliance with laws and regulations, may also impact the successful integration of an acquired business. Acquisitions could result in dilutive issuances of equity securities, the incurrence of debt, one-time write-offs of goodwill and substantial amortization expenses of other intangible assets. We may be unable to obtain financing on favorable terms, or at all, if necessary to finance future acquisitions, which may make acquisitions impossible or more costly. If we are able to obtain financing, the terms may be onerous and restrict our operations. Further, certain acquisitions may be subject to regulatory approval, which can be time consuming and costly to obtain or may be denied, and if obtained, the terms of such regulatory approvals may impose limitations on our ongoing operations or require us to divest assets.

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

The price of common stock can be highly volatile within the pharmaceutical and biotechnology sector. Consequently, there can be significant price and volume fluctuations in the market that may not relate to operating performance. The following table sets forth the high and low closing prices of our common stock for the periods indicated:

	High	Low
January 1, 2018—September 30, 2018	$151.94	$101.14
January 1, 2017—December 31, 2017	$168.42	$114.60
January 1, 2016—December 31, 2016	$155.54	$98.33

The price of our common stock could decline sharply due to the following factors, among others:

•                  Failure to meet our estimates or expectations, or those of securities analysts;

•      Quarterly and annual financial results;

•      Timing of enrollment and results of our clinical trials;

•                  Announcements regarding generic or other challenges to the intellectual property relating to our products;

•                  Announcements regarding our efforts to obtain FDA approval of new products, such as RemUnity and Trevyent;

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

We enter into certain license agreements that generally prohibit our counterparties or their affiliates from taking necessary steps to acquire or merge with us, directly or indirectly throughout the term of these agreements, plus a specified period thereafter. We are also party to certain license agreements that restrict our ability to assign or transfer the rights licensed to us to third parties, including parties with whom we wish to merge, or those attempting to acquire us. These agreements often require that we obtain prior consent of the counterparties to these agreements if we contemplate a change of control. If these counterparties withhold consent, related agreements could be terminated and we would lose related license rights. For example, Lilly, Samumed, MannKind and Toray Industries, Inc. have the right to terminate our license agreements relating to Adcirca, SM04646, Treprostinil Technosphere and esuberaprost, respectively, in the event of certain change of control transactions. These restrictive change of control provisions could impede or prevent mergers or other transactions that could benefit our shareholders.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three and nine months ended September 30, 2018, we did not (a) repurchase any of our outstanding equity securities or (b) sell any of our equity securities that were not registered under the Securities Act.

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

101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, filed with the SEC on October 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (1) the Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, (2) the Consolidated Statements of Operations for the three- and nine-month periods ended September 30, 2018 and 2017, (3) the Consolidated Statements of Comprehensive Income (Loss) for the three- and nine-month periods ended September 30, 2018 and 2017, (4) the Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2018 and 2017, and (5) the Notes to Consolidated Financial Statements.

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

UNITED THERAPEUTICS CORPORATION

October 31, 2018	/s/ MARTINE A. ROTHBLATT
	By:	Martine A. Rothblatt, Ph.D.
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ JAMES C. EDGEMOND
	By:	James C. Edgemond
	Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)