Form 10-K
period 2018-12-31
UNITED THERAPEUTICS Corp
filed 2019-02-27
CIK 1082554

Use these links to rapidly review the document

TABLE OF CONTENTS1

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2018
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price on June 30, 2018, as reported by the Nasdaq Global Select Market was approximately $4,302,864,919.

         The number of shares outstanding of the issuer's common stock, par value $0.01 per share, as of February 20, 2019, was 43,722,436.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for the registrant's 2019 annual meeting of shareholders scheduled to be held on June 26, 2019, are incorporated by reference in Part III of this Form 10-K.

PART I

ITEM 1.    BUSINESS

Overview

        United Therapeutics Corporation focuses on the strength of a balanced, value-creating biotechnology model. We are confident in our future thanks to our fundamental attributes, namely our obsession with quality and innovation, the power of our brands, our entrepreneurial culture and our bioinformatics leadership. We also believe that our determination to be responsible citizens—having a positive impact on patients, the environment and society—will sustain our success in the long term.

        Through our wholly-owned subsidiary, Lung Biotechnology PBC, we are focused on addressing the acute national shortage of transplantable lungs and other organs with a variety of technologies that either delay the need for such organs or expand the supply. Lung Biotechnology is the first public benefit corporation subsidiary of a public biotechnology or pharmaceutical company.

        We market and sell four commercial therapies in the United States to treat pulmonary arterial hypertension (PAH): Remodulin® (treprostinil) Injection (Remodulin); Tyvaso® (treprostinil) Inhalation Solution (Tyvaso); Orenitram® (treprostinil) Extended-Release Tablets (Orenitram); and Adcirca® (tadalafil) Tablets (Adcirca). We also market and sell an oncology product in the United States, Unituxin® (dinutuximab) Injection (Unituxin), which is approved for the treatment of high-risk neuroblastoma. Outside the United States, our only significant revenues are derived from the sale of Remodulin, which is approved in Europe and various other countries. We are also engaged in research and development of new indications, formulations and delivery devices for our existing products, as well as new products to treat PAH and other conditions.

        We generate revenues from sales of our five commercially approved products noted above. Remodulin was approved by the U.S. Food and Drug Administration (FDA) for subcutaneous and intravenous administration in 2002 and 2004, respectively, and has been sold commercially in the United States since 2002. Tyvaso and Adcirca were both approved by the FDA and launched commercially in the United States in 2009. Orenitram and Unituxin were approved by the FDA in 2013 and 2015, respectively, and were launched commercially in the United States in 2014 and 2015, respectively. Our sales, marketing and other commercial staff supports the availability of our commercial products in the United States, and these efforts are supplemented by our contract distributors. Outside the United States, our contract distributors are primarily responsible for sales and marketing efforts.

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

Our Commercial Products

        Our commercial product portfolio consists of the following:

Product	Mode of Delivery	Indication	Current Status	Our Territory
Remodulin	Continuous subcutaneous	PAH	Commercial in the U.S., most of Europe*, Argentina, Brazil, Canada, Chile, China, Israel, Japan, Mexico, Peru, Saudi Arabia, South Korea, Taiwan and Venezuela	Worldwide
Remodulin	Continuous intravenous	PAH	Commercial in the U.S., most of Europe*, Argentina, Canada, China, Israel, Japan, Mexico, Peru, Saudi Arabia, South Korea and Switzerland	Worldwide
Tyvaso	Inhaled	PAH	Commercial in the U.S., Argentina and Israel	Worldwide
Adcirca	Oral	PAH	Commercial in the U.S.	United States
Orenitram	Oral	PAH	Commercial in the U.S.	Worldwide
Unituxin	Intravenous	High-risk neuroblastoma	Commercial in the U.S.; Approved in Canada, with launch planned for second quarter 2019.	Worldwide

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

  Remodulin

        We sell Remodulin to specialty pharmaceutical distributors in the United States and to pharmaceutical distributors internationally. We recognized $599.0 million, $670.9 million and

$602.3 million in Remodulin net product sales, representing 37 percent, 39 percent and 38 percent of our total revenues for the years ended December 31, 2018, 2017 and 2016, respectively. Remodulin is indicated to treat patients with PAH, to diminish symptoms associated with exercise. Studies establishing effectiveness included patients with functional class II-IV (moderate to severe) symptoms.

        Outside of the United States, Remodulin is approved for the treatment of PAH in 38 countries by continuous subcutaneous administration and in 35 countries by continuous intravenous administration, and is sold commercially in most of these countries. In May 2019, our marketing authorization for Remodulin in China will expire, at which point we expect to withdraw Remodulin from the Chinese market in light of the anticipated availability of a generic version of Remodulin. Revenues from sales of Remodulin in China have been immaterial.

        We believe Remodulin has many qualities that make it an appealing alternative to competitive therapies. Remodulin is stable at room temperature, so it does not need to be cooled during infusion and patients do not need to use cooling packs or refrigeration to keep it stable. Treprostinil is highly soluble and highly potent, which enables us to manufacture Remodulin in concentrated solutions. This allows therapeutic concentrations of Remodulin to be delivered at very low flow rates via miniaturized infusion pumps for both subcutaneous and intravenous infusion. Remodulin can be continuously infused for up to 48 hours intravenously or 72 hours subcutaneously before refilling the external infusion pump. This profile contrasts favorably with the other continuously infused prostacyclin therapies in the market—Flolan®, Veletri® and generic epoprostenol.

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

        We settled litigation with each of Sandoz, Inc. (Sandoz), Teva Pharmaceuticals USA, Inc. (Teva), Par Sterile Products, LLC (Par) and Dr. Reddy's Laboratories, Inc. (Dr. Reddy's), related to their abbreviated new drug applications (ANDAs) seeking FDA approval to market generic versions of Remodulin before the expiration of certain of our U.S. patents. Under the terms of our settlement agreements, Sandoz was permitted to market its generic version of Remodulin in the United States beginning in June 2018, and Teva, Par and Dr. Reddy's were each permitted to launch their generic versions in the United States beginning in December 2018. To our knowledge, none of these companies has yet launched sales of a generic version of Remodulin. For further detail, see the section below entitled Patents and Other Proprietary Rights, Strategic Licenses and Market Exclusivity—Generic Competition.

        Patients must use external pumps manufactured by third parties to deliver Remodulin. Smiths Medical manufactures the pumps used by most patients in the United States to administer Remodulin, including the Smiths CADD® MS-3 pump used to deliver subcutaneous Remodulin. In 2015, Smiths Medical notified us that it was planning to discontinue the manufacture of the CADD MS-3 pumps and associated cartridges. We entered into an agreement with Smiths Medical to fund the manufacture of a further supply of CADD MS-3 pumps and cartridges for use with branded Remodulin only. We anticipate this supply will be sufficient to ensure continued support of subcutaneous Remodulin for several years, and are working with Smiths Medical to develop a next-generation infusion system called RemoLife prior to the exhaustion of the available CADD MS-3 supply. As noted below under Research and Development, we are also working on developing the Trevyent and RemUnity systems for subcutaneous delivery of Remodulin.

        There are serious adverse events associated with Remodulin. For example, when infused subcutaneously, Remodulin causes varying degrees of infusion site pain and reaction (redness and swelling) in most patients. Patients who cannot tolerate the infusion site pain related to the use of subcutaneous Remodulin may instead use intravenous Remodulin. Intravenous Remodulin is delivered continuously through a surgically implanted central venous catheter, similar to Flolan, Veletri and generic epoprostenol. Patients who receive therapy through implanted venous catheters have a risk of developing blood stream infections and a serious systemic infection known as sepsis. As a result, subcutaneous administration is the preferred method of Remodulin delivery, and is used by a majority of U.S. Remodulin patients. Other common side effects associated with both subcutaneous and intravenous Remodulin include headache, diarrhea, nausea, jaw pain, vasodilation and edema.

  Tyvaso

        We sell Tyvaso to the same specialty pharmaceutical distributors in the United States that distribute Remodulin. We recognized $415.2 million, $372.9 million and $404.6 million in Tyvaso net product sales, representing 25 percent, 22 percent and 25 percent of our total revenues for the years ended December 31, 2018, 2017 and 2016, respectively. Tyvaso is approved in the United States, Israel and Argentina.

        Tyvaso is administered four times a day by inhaling up to nine breaths during each treatment session, which takes approximately three minutes. Tyvaso is required to be administered using our proprietary Tyvaso Inhalation System, which consists of an ultra-sonic nebulizer and related accessories. A single ampule containing Tyvaso is emptied into the Tyvaso Inhalation System once per day, so the Tyvaso Inhalation System only needs to be cleaned once daily. Tyvaso is regulated by the FDA as a drug-device combination product, consisting of Tyvaso drug product and the Tyvaso Inhalation System.

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

        Studies establishing the effectiveness of Tyvaso included predominately patients with functional class III symptoms (may not have symptoms at rest but activities are greatly limited by shortness of breath, fatigue, or near fainting). Tyvaso was generally well tolerated in our trials. The most common adverse events were transient cough, headache, nausea, dizziness and flushing.

        In August 2018, we settled patent litigation with Watson Laboratories, Inc. (Watson) related to its ANDA seeking to market a generic version of Tyvaso in the United States. Under the terms of this settlement, Watson may launch its generic version of Tyvaso in the United States beginning in January 2026, although Watson may be permitted to enter the market earlier under certain circumstances. For further detail, see the section below entitled Patents and Other Proprietary Rights, Strategic Licenses and Market Exclusivity—Generic Competition.

  Orenitram

        Orenitram is the only FDA approved, orally administered prostacyclin analogue, and is the only oral PAH prostacyclin class therapy approved in the United States that is titratable to a maximum tolerated dose, without a dose ceiling. We sell Orenitram to the same specialty pharmaceutical distributors in the United States that distribute Remodulin and Tyvaso. We recognized $205.1 million, $185.8 million and $157.2 million in Orenitram net product sales, representing 13 percent, 11 percent and 10 percent of our total revenues for the years ended December 31, 2018, 2017 and 2016, respectively. The primary study that established efficacy included predominately patients with functional class II-III symptoms and etiologies of idiopathic or heritable PAH (75 percent) or PAH associated with connective tissue disease (19 percent). The most common side effects observed in our clinical studies were headache, nausea and diarrhea. Orenitram is not approved outside the United States.

        In February 2018, we settled patent litigation with Actavis Laboratories FL, Inc. (Actavis) related to its ANDA seeking to market a generic version of Orenitram in the United States. Under the terms of this settlement, Actavis may launch its generic version of Orenitram in the United States beginning in June 2027, although Actavis may be permitted to enter the market earlier under certain circumstances. For further detail, see the section below entitled Patents and Other Proprietary Rights, Strategic Licenses and Market Exclusivity—Generic Competition.

  Adcirca

        Adcirca is a PDE-5 inhibitor, the active pharmaceutical ingredient of which is tadalafil. Tadalafil is also the active pharmaceutical ingredient in Cialis®, which is marketed by Eli Lilly and Company (Lilly) for the treatment of erectile dysfunction. We acquired the commercial rights to Adcirca for the treatment of PAH in the United States from Lilly in 2008. We sell Adcirca at prices established by Lilly, which are at parity with Cialis pricing. We recognized $323.7 million, $419.7 million and $372.2 million in Adcirca net product sales, representing 20 percent, 24 percent and 23 percent of our total revenues for the years ended December 31, 2018, 2017 and 2016, respectively.

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

        In May 2017, we amended our Adcirca license agreement with Lilly to clarify and extend the term of the agreement and to amend the economic terms of the agreement following the expiration of a patent covering Adcirca in November 2017. As a result of this amendment, beginning December 1, 2017, our royalty rate on net product sales of Adcirca increased from five percent to ten percent, and we are required to make milestone payments to Lilly equal to $325,000 for each $1,000,000 in net product sales. Adcirca's cost of product sales as a percentage of Adcirca's net product sales has increased significantly since December 1, 2017 due to these cost increases. In August 2018, Mylan N.V. announced the launch of its generic version of Adcirca, which resulted in a material adverse impact on Adcirca net product sales. Additional companies launched generic versions of Adcirca in February 2019. For further detail, see the section below entitled Patents and Other Proprietary Rights, Strategic Licenses and Market Exclusivity—Generic Competition.

        Our license agreement with Lilly related to Adcirca expires on December 31, 2020.

Product to Treat Cancer—Unituxin

        In March 2015, the FDA approved our Biologics License Application (BLA) for Unituxin, in combination with granulocyte-macrophage colony-stimulating factor (GM-CSF), interleukin-2 (IL-2), and 13-cis-retinoic acid (RA), for the treatment of patients with high-risk neuroblastoma (a rare form of pediatric cancer) who achieve at least a partial response to prior first-line multiagent, multimodality therapy. Unituxin is a chimeric, composed of a combination of mouse and human DNA, monoclonal antibody that induces antibody-dependent cell-mediated cytotoxicity, a mechanism of cell-mediated immunity whereby the immune system actively targets a cell that has been bound by specific antibodies. Unituxin therapy is associated with severe side effects, including infections, infusion reactions, hypokalemia, hypotension, pain, fever, and capillary leak syndrome. In November 2018, we received approval from Health Canada to market Unituxin, and we are preparing to launch commercial sales of the product in Canada during the second quarter of 2019.

        We recognized $84.8 million, $76.0 million and $62.5 million in Unituxin net product sales, representing five percent, four percent and four percent of our total revenues for the years ended December 31, 2018, 2017 and 2016, respectively.

Research and Development

        We focus most of our research and development efforts on the following near-term pipeline programs (intended to result in product launches in the 2019-2021 timeframe) and medium-term pipeline programs (intended to result in product launches in the 2022-2025 timeframe). We are also engaged in a variety of additional medium- and long-term research and development efforts, including technologies designed to increase the supply of transplantable organs and tissues and improve outcomes for transplant recipients through regenerative medicine, xenotransplantation, biomechanical lungs and ex-vivo lung perfusion.

Near-Term Pipeline Programs (2019-2021)

Product	Mode of Delivery	Indication	Current Status STUDY NAME	Our Territory
Implantable System for Remodulin	Continuous intravenous via implantable pump	PAH	FDA approval received July 30, 2018; U.S. launch pending satisfaction of further regulatory requirements by Medtronic	United States, United Kingdom, Canada, France, Germany, Italy and Japan
RemUnity™ (treprostinil)	Continuous subcutaneous via pre-filled, semi-disposable system	PAH	510(k) application process ongoing with FDA	Worldwide

Product	Mode of Delivery	Indication	Current Status STUDY NAME	Our Territory
Orenitram (treprostinil) in combination with approved background therapy	Oral	PAH (decrease morbidity and mortality)	Phase IV FREEDOM-EV Study completed, primary endpoint met; NDA supplement submitted to FDA December 2018	Worldwide
Trevyent® (treprostinil)	Continuous subcutaneous via pre-filled, disposable PatchPump® system	PAH	NDA to be resubmitted to FDA	Worldwide, subject to out-licenses granted in Europe, Canada and the Middle East
Tysuberprost™ (esuberaprost in combination with Tyvaso)	Oral (esuberaprost) Inhaled (Tyvaso)	PAH (decrease morbidity and mortality)	Phase III BEAT (fully enrolled)	North America, Europe, Mexico, South America, Egypt, India, Israel, South Africa and Australia
RemoPro™ (pain-free subcutaneous Remodulin prodrug)	Continuous subcutaneous	PAH	Phase I	Worldwide
Unituxin (dinutuximab)	Intravenous	Small cell lung cancer	Phase II/III DISTINCT (fully enrolled)	Worldwide
Tyvaso (treprostinil)	Inhaled	Pulmonary hypertension associated with idiopathic pulmonary fibrosis (WHO Group 3)	Phase III INCREASE	Worldwide

Medium-Term Pipeline Programs (2022-2025)

Product	Mode of Delivery	Indication	Current Status STUDY NAME	Our Territory
Tyvaso (treprostinil)	Inhaled	Pulmonary hypertension associated with chronic obstructive pulmonary disease (WHO Group 3)	Phase III PERFECT	Worldwide
Treprostinil Technosphere®	Inhaled dry powder	PAH	Phase III	Worldwide
Orenitram (treprostinil)	Oral	Pulmonary hypertension associated with left ventricular diastolic dysfunction (WHO Group 2)	Phase III SOUTHPAW	Worldwide
Ralinepag (IP receptor agonist)	Oral	PAH	Phase III ADVANCE studies	Worldwide, excluding the People's Republic of China and certain other Asian territories that have been outlicensed to Everest Medicines
Aurora-GT™ (eNOS gene therapy)	Intravenous	PAH	Phase II/III SAPPHIRE	United States
SM04646 (Wnt pathway inhibitor)	Inhaled	Idiopathic pulmonary fibrosis	Phase I	United States and Canada

Implantable System for Remodulin

        On July 30, 2018, we obtained FDA approval of the Implantable System for Remodulin in the United States. We developed this system in collaboration with Medtronic, Inc. (Medtronic). The system incorporates a proprietary Medtronic intravascular infusion catheter with Medtronic's SynchroMed® II implantable infusion pump and related infusion system components (together referred to as the Implantable System for Remodulin) in order to deliver Remodulin for the treatment of PAH. We believe this technology has the potential to reduce many of the patient burdens and other complications associated with the use of external pumps to administer prostacyclin analogues. The FDA approved Medtronic's premarket approval application (PMA) for the device in December 2017, and our NDA for the use of Remodulin in the implantable pump in July 2018. Medtronic must satisfy certain conditions to its PMA approval before we can launch the Implantable System for Remodulin. We have no control over when or whether these conditions will be met.

        In February 2019, we entered into a commercialization agreement under which Medtronic will manufacture and supply the Implantable System for Remodulin, and we will manufacture and supply Remodulin for use in the system. Each party will perform certain additional activities to support the commercialization of the Implantable System for Remodulin, and we will reimburse Medtronic's costs to provide such support. We will pay Medtronic a royalty equal to ten percent of our net sales of Remodulin administered via the Implantable System for Remodulin. We have entered into an agreement with Caremark, L.L.C. (CVS Specialty) to provide for refills of implanted pumps at its infusion centers. Once Medtronic satisfies its remaining PMA conditions, we plan to approach the launch in a careful and deliberate manner to ensure the safety of patients and the long-term success of the program. Medtronic has agreed to produce a supply of pumps for the initial launch that we believe will be sufficient to provide the system to any eligible PAH patient in the United States currently receiving intravenous prostacyclin therapy. We anticipate that the initial pump supply will enable us to launch the Implantable System for Remodulin in 2019 at the ten clinical trial sites that participated in the pivotal DelIVery clinical study of the Implantable System for Remodulin, and subsequently commence a broader launch in up to approximately 100 additional sites by the end of the year. These timelines are subject to a number of factors outside our control, including Medtronic's satisfaction of its PMA conditions. We are also working with Medtronic to develop a next-generation system incorporating various enhancements.

        Medtronic is entirely responsible for regulatory approvals and all manufacturing and quality systems related to its infusion pump and related components. Medtronic entered into a consent decree with the FDA in April 2015, which required Medtronic to complete certain corrections and enhancements to the SynchroMed II pump and the associated quality system. The consent decree restricted Medtronic's ability to manufacture and distribute the SynchroMed II infusion system, unless specific conditions were met, including retention of a third-party expert to inspect the affected quality system and certify that the quality system complies with the requirements of the consent decree. Medtronic completed the third-party certification audits in January 2017 and successfully completed an FDA inspection in June 2017. After the inspection, FDA lifted the consent decree restrictions on manufacturing, distribution, and design in September 2017. The consent decree remains in effect, with ongoing obligations for annual third-party audits continuing until September 2020. Non-compliance by Medtronic with its consent decree could interrupt the manufacture and sale of the Implantable System for Remodulin.

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

        DEKA is working with the FDA to obtain 510(k) clearance of the RemUnity system. Initially, we plan to launch the system with disposable components to be pre-filled with Remodulin by our specialty pharmacy distributors. We are also developing a version of the system that includes disposable components that are pre-filled as part of the manufacturing process.

        We are also conducting phase I studies to develop a new prodrug of treprostinil called RemoPro, which is intended to enable subcutaneous delivery without the site pain currently associated with subcutaneous Remodulin. As a prodrug, RemoPro is designed to be inactive in the subcutaneous tissue, which should decrease or eliminate site pain, and to metabolize into treprostinil once it is absorbed into the blood.

  Trevyent

        In August 2018, we acquired SteadyMed Ltd. (SteadyMed), which is developing Trevyent, a post-phase III development-stage drug-device combination product that combines SteadyMed's two-day, single use, disposable PatchPump technology with treprostinil, for the subcutaneous treatment of PAH. In August 2017, SteadyMed received a refuse-to-file letter from the FDA with respect to its 505(b)(2) NDA for Trevyent. SteadyMed met with the FDA in November 2017, and the FDA indicated that SteadyMed does not need to conduct any clinical trials to prove the safety or efficacy of Trevyent. We are completing certain additional non-clinical activities related to Trevyent, and anticipate resubmitting the NDA during the first half of 2019. These activities include design verification testing on the final to-be-marketed Trevyent product, pharmacokinetic modeling and process validation.

  Orenitram

        In 2013, the FDA approved Orenitram for the treatment of PAH patients to improve exercise capacity. The primary study that supported efficacy of Orenitram was a 12-week monotherapy study (FREEDOM-M) in which PAH patients were not on any approved background PAH therapy. In August 2018, we announced that our phase IV study of Orenitram called FREEDOM-EV had met its primary endpoint of delayed time to first clinical worsening event. In particular, the preliminary results showed that Orenitram, when taken with an oral PAH background therapy, decreased the risk of a morbidity/mortality event versus placebo by 26 percent (p=0.0391). In December 2018, we submitted a supplement to our NDA to the FDA seeking approval for a label amendment reflecting the FREEDOM-EV results, and we are evaluating whether the results could support marketing applications for Orenitram outside the United States. Additional FREEDOM-EV data were presented at a medical conference in January 2019, including a 61 percent decrease in the risk of disease progression for patients taking Orenitram, when compared to placebo (p=0.0002). In addition, in participants for which data are available (89 percent), Orenitram was associated with a 37 percent decreased risk of mortality compared with placebo (p=0.0324) at study closure (which includes additional data accrued in the open-label extension study).

        Secondary endpoints in the FREEDOM-EV study are summarized below:

  •
  Change in six-minute walk distance (6MWD) from baseline.  The median 6MWD trended toward improvement at week 24 (Hodges-Lehmann treatment estimate: 7 meters; p=0.0913). Median 6MWD improved with Orenitram at weeks 36 (13 meters; p=0.0094) and 48 (21 meters; p=0.0008) compared to placebo.

  •
  Change in Borg dyspnea score and WHO functional class from baseline.  When classified categorically as 'improved', 'no change', or 'deteriorated', participants in the Orenitram group exhibited a positive shift in Borg dyspnea score and WHO functional class compared to placebo at weeks 24, 36, and 48 (p<0.05, all).

  •
  Change in N-terminal pro-brain natriuretic peptide (NT-proBNP) levels from baseline. NT-proBNP levels were significantly improved with Orenitram at weeks 24 and 36 (p<0.0001, both).

  •
  Change in combined 6MWD and Borg dyspnea score from baseline.  Combined 6MWD and Borg dyspnea score was significantly improved with Orenitram when assessed at week 24 compared to placebo (p=0.0057).

        We expect to discuss the FREEDOM-EV results in further detail at upcoming medical conferences.

        We are also enrolling patients in a study of Orenitram (SOUTHPAW) to treat WHO Group 2 pulmonary hypertension (specifically associated with left ventricular diastolic dysfunction). There are presently no FDA approved therapies indicated for the treatment of WHO Group 2 pulmonary hypertension.

  Tysuberprost

        In 2012, we completed a phase I safety study of esuberaprost, a single-isomer orally bioavailable prostacyclin analogue, and the data suggested that dosing esuberaprost four times a day was tolerable. We believe that esuberaprost and treprostinil have differing prostacyclin receptor-binding profiles, and we are studying the potential safety and efficacy benefits for patients when used in combination. We also believe that inhaled treprostinil and oral esuberaprost have complementary pharmacokinetic and pharmacodynamic profiles, which indicate that they should provide greater efficacy in combination. We refer to the use of esuberaprost and Tyvaso therapies in combination with each other as Tysuberprost. In March 2017, we completed enrollment of our phase III registration study called BEAT to evaluate the clinical benefit and safety of esuberaprost in combination with Tyvaso for patients with PAH who show signs of deterioration on Tyvaso or have a less than optimal response to Tyvaso treatment. We anticipate announcing the results of the BEAT study during the first half of 2019.

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

        In addition, we are conducting a study (DISTINCT) of Unituxin in adult patients with small cell lung cancer, which is another GD2-expressing cancer. During the fourth quarter of 2017, we completed the phase II portion of the study, and commenced the phase III portion of the study following an interim safety review. The phase III portion of the DISTINCT study is now fully enrolled with 472 patients, and we expect to announce the results by the first quarter of 2020. We are also conducting preclinical research to determine Unituxin's potential activity against other types of GD2-expressing tumors. These research and development efforts into new indications for Unituxin have been substantially outsourced to a contract research organization called Precision Oncology, LLC.

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

  Tyvaso

        In October 2017, we received FDA approval of a supplement to our NDA for Tyvaso, covering a new inhalation device as part of the Tyvaso Inhalation System. The new device, called the TD-300/A, was designed based on physician and prescriber feedback, and is intended to aid patient compliance and enhance ease of use. In addition, we are engaged in research and development efforts into new devices to further optimize the delivery of inhaled treprostinil, including a pro re nata (as needed) device called Spiresta™.

        We are enrolling a phase III registration study called INCREASE, which is a study of Tyvaso in patients with WHO Group 3 pulmonary hypertension associated with interstitial lung disease (specifically associated with idiopathic pulmonary fibrosis or combined pulmonary fibrosis and emphysema). This study is now over 75 percent enrolled. We are also enrolling a phase III registration study called PERFECT, which is a study of Tyvaso in patients with WHO Group 3 pulmonary hypertension associated with chronic obstructive pulmonary disease. There are presently no FDA approved therapies indicated for the treatment of WHO Group 3 pulmonary hypertension.

  Treprostinil Technosphere

        In September 2018, we entered into a worldwide exclusive license and collaboration agreement with MannKind Corporation (MannKind) for the development and commercialization of a dry powder formulation of treprostinil called Treprostinil Technosphere for the treatment of PAH. The agreement became effective on October 15, 2018. Treprostinil Technosphere incorporates the dry powder formulation technology and Dreamboat® inhalation device technology used in MannKind's Afrezza® (insulin human) Inhalation Powder product, which was approved by the FDA in 2014. If the FDA approves Treprostinil Technosphere, we believe this new inhaled treprostinil therapy will provide substantial lifestyle benefits to PAH patients, as compared with Tyvaso therapy, because it will be: (1) less time consuming to administer and easier to maintain as the device and drug will be provided in a pre-filled, single use disposable cassette eliminating the need for cleaning and filling; and (2) mobile and more convenient as the compact design of MannKind's Dreamboat device and drug cassettes used with Treprostinil Technosphere can easily fit into the patient's pocket and do not require electricity. We also have the right to develop a single-use device based on MannKind's Cricket® design. The Cricket device would come pre-loaded with treprostinil and would be discarded immediately after use. In contrast, we envision each Dreamboat device would be used for up to two weeks before it is replaced with a new device.

        Under our agreement with MannKind, we are responsible for global development, regulatory and commercial activities related to Treprostinil Technosphere. We plan to commence a clinical study (called BREEZE) during the first half of 2019 to evaluate the safety of switching PAH patients from Tyvaso to Treprostinil Technosphere, as well as a pharmacokinetic study in healthy volunteers. The FDA has indicated that these two studies, if successful, will be the only clinical studies necessary to support FDA approval. We and MannKind will share responsibility for manufacturing clinical supplies and initial commercial supplies of Treprostinil Technosphere. We will manufacture long-term commercial supplies. Under the terms of the agreement, we paid MannKind $45.0 million following the effectiveness of the agreement in October 2018, and we are required to make potential milestone payments to MannKind of up to $50.0 million upon the achievement of specific development targets. MannKind is also entitled to receive low double-digit royalties on our net sales of the product. In addition, we have the option, in our sole discretion, to expand the license to include other active ingredients for the treatment of pulmonary hypertension. We will pay MannKind up to $40 million in additional option exercise and development milestone payments for each product (if any) added to the license pursuant to this option, as well as a low double-digit royalty on our net sales of any such product.

        We also entered into a research agreement with MannKind under which MannKind will conduct research related to products outside the scope of the licensing and collaboration agreement. We paid MannKind $10.0 million in consideration for its performance under the research agreement.

  Aurora-GT

        We are enrolling a phase II/III study (called SAPPHIRE) of a gene therapy product called Aurora-GT, in which a PAH patient's own endothelial progenitor cells are isolated, transfected with the gene for human endothelial NO-synthase (eNOS), expanded ex-vivo and then delivered to the same patient. This product is intended to rebuild the blood vessels in the lungs that are destroyed by PAH. This study is being conducted in Canada, and is sponsored by Northern Therapeutics, Inc., a Canadian entity in which we have a 49.7 percent voting stake and a 71.8 percent financial stake. We have the exclusive right to pursue this technology in the United States, and plan to seek FDA approval of Aurora-GT if SAPPHIRE is successful.

  SM04646

        In September 2018, we entered into a license agreement with Samumed LLC (Samumed) providing us exclusive U.S. and Canadian rights to SM04646, a phase I development-stage Wnt pathway inhibitor being developed for the treatment of idiopathic pulmonary fibrosis (IPF). The Wnt pathway is one of the primary signaling pathways essential for the normal development of all multicellular animals, and for the growth and maintenance of various adult tissues. Recent evidence suggests that aberrant Wnt signaling may be involved in the pathogenesis of chronic lung disease such as IPF. SM04646 is currently undergoing a phase I clinical trial. The FDA has granted orphan drug designation for SM04646 for the treatment of IPF. Under our agreement with Samumed, we paid Samumed $10 million up-front, and we will pay Samumed additional consideration of up to $340 million in developmental milestone payments, plus up to low double-digit royalties on our net sales of the product. Under the terms of the agreement, our subsidiary, Lung Biotechnology PBC, will conduct and fund all development, regulatory and commercialization activities for SM04646 in the United States and Canada. Samumed retains development and commercialization rights for SM04646 for all markets outside of these two countries.

  Ralinepag

        In November 2018, we entered into a global license agreement with Arena Pharmaceuticals, Inc. (Arena), providing us exclusive rights to ralinepag, a next-generation, oral, selective and potent IP prostacyclin receptor agonist in development for the treatment of PAH. In January 2019, in connection with the closing of the transactions contemplated by the license agreement, (1) Arena granted to us perpetual, irrevocable and exclusive rights throughout the universe to develop, manufacture and commercialize ralinepag; (2) Arena transferred to us certain other assets related to ralinepag, including, among others, related domain names and trademarks, permits, certain contracts, inventory, regulatory documentation, Investigational New Drug (IND) Application No. 109021 (related to ralinepag) and non-clinical, pre-clinical and clinical trial data; and (3) we assumed certain limited liabilities from Arena, including, among others, all obligations arising after the closing under the assumed contracts and the IND described above; and (4) we paid Arena an upfront payment of $800.0 million. We will also pay Arena (1) a one-time payment of $250.0 million for the first, if any, marketing approval we receive in the United States for an inhaled version of ralinepag to treat PAH; (2) a one-time payment of $150.0 million for the first, if any, marketing approval we receive in any of Japan, France, Italy, the UK, Spain or Germany for an oral version of ralinepag to treat any indication; and (3) low double-digit, tiered royalties on net sales of any pharmaceutical product containing ralinepag as an active ingredient, subject to certain adjustments for third party license payments.

        In 2017, Arena announced topline results from a 22-week, randomized, double-blind, placebo-controlled phase II trial evaluating the tolerability and safety of ralinepag, and the effectiveness of ralinepag in reducing pulmonary vascular resistance (PVR) and improving exercise capacity. In this trial, 40 patients with PAH received ralinepag and 21 received placebo. Topline results showed statistically significant improvement of both absolute and percentage change from baseline in PVR. Patients on ralinepag also demonstrated numerical improvement in 6MWD, but as the study was not powered to show a difference in 6MWD from placebo, this was a not a statistically-significant finding. The safety and tolerability profiles were in line with other oral prostacyclin-class therapies.

        We are continuing the ongoing phase III ADVANCE OUTCOMES study initiated by Arena, which is an event-driven study of ralinepag in PAH patients, with a primary endpoint of time to first clinical event. We are also planning two additional phase III studies, called ADVANCE CAPACITY and ADVANCE ENDURANCE, studying the effect of ralinepag on exercise capacity in PAH patients (with primary endpoints of change in peak oxygen uptake via cardiopulmonary exercise test and change in six-minute walk distance, respectively). All three of these studies are global, multi-center, placebo-controlled trials of patients on approved oral background PAH therapies. These studies collectively provide us with multiple potential avenues for FDA approval of ralinepag.

        Upon closing, we also assumed Arena's existing outlicense of ralinepag to Everest Medicines in the following territories: the People's Republic of China, Hong Kong, South Korea, Macau and Taiwan.

  Organ Manufacturing

        Each year, end-stage organ failure kills millions of people. A significant number of these patients could have benefited from an organ transplant. Unfortunately, the number of usable, donated organs available for transplantation has not grown significantly over the past half century while the need has soared. Our long-term goals are aimed at addressing this shortage. With advances in technology, we believe that creating an unlimited supply of tolerable manufactured organs is now principally an engineering challenge, and we are dedicated to finding engineering solutions. Since 2011, we have been engaged in research and development of a variety of technologies designed to increase the supply of transplantable organs and tissues and improve outcomes for transplant recipients. These programs include preclinical research and development of alternative tissue sources through tissue and organ xenotransplantation, regenerative medicine, biomechanical lungs, and other technologies to create engineered organs and organ tissues. Although our primary focus is on engineered lungs, we are also developing technology for other engineered organs, such as kidneys and hearts, and our manufactured lungs, kidneys and hearts have set records for viability in FDA-required animal models. In February 2018 we reached a significant milestone by achieving 30-day survival of our genetically modified porcine lungs in FDA-required animal models. We are also developing technologies to improve outcomes for lung transplant recipients and to increase the supply of donor lungs through ex-vivo lung perfusion. While we continue to develop and commercialize therapies for rare and life-threatening conditions, we view organ manufacturing as the ultimate technology solution for a broad array of diseases, many of which (such as PAH) have proven incurable thus far through more traditional pharmaceutical and biologic therapies. For this reason, in 2015 we created a wholly-owned public benefit corporation called Lung Biotechnology PBC, chartered with the express purpose of "address[ing] the acute national shortage of transplantable lungs and other organs with a variety of technologies that either delay the need for such organs or expand the supply."

Sales and Marketing

        Our marketing strategy for our commercial PAH products is to use our sales and marketing teams to reach out to the prescriber community to: (1) increase PAH awareness; (2) increase understanding of the progressive nature of PAH and the importance of early treatment; and (3) increase awareness of our commercial products and how they fit into the various stages of disease progression and treatment.

Distribution of Commercial Products

  United States Distribution of Remodulin, Tyvaso, Orenitram, and Unituxin

        We distribute Remodulin, Tyvaso and Orenitram throughout the United States through two contracted specialty pharmaceutical distributors: Accredo Health Group, Inc. and its affiliates, including Curascript SD Specialty Distribution (collectively Accredo), and CVS Specialty. These distributors are required to maintain certain minimum inventory levels in order to ensure an uninterrupted supply to patients who are prescribed our therapies. We compensate Accredo and CVS Specialty on a fee-for-service basis for certain ancillary services in connection with the distribution of these products. If any of our distribution agreements expire or terminate, we may, under certain circumstances, be required to repurchase any unsold Remodulin, Tyvaso or Orenitram inventory held by our distributors.

        These specialty pharmaceutical distributors are responsible for assisting patients with obtaining reimbursement for the cost of our treprostinil-based products and providing other support services. Under our distribution agreements, we sell each of our treprostinil-based products to these distributors at a transfer price that we establish. We have also established patient assistance programs in the United States, which provide our treprostinil-based products to eligible uninsured or under-insured patients at no charge. Accredo and CVS Specialty assist us with the administration of these programs.

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

  United States Distribution of Adcirca

        Under our manufacturing and supply agreement with Lilly, Lilly manufactures and distributes Adcirca on our behalf through its wholesaler network in the same manner that it distributes its own pharmaceutical products. Under the terms of this agreement, we take title to Adcirca upon completion of its manufacture by Lilly. Adcirca is shipped to customers in accordance with purchase orders received by Lilly. Upon shipment, Lilly sends an invoice and collects the amount due from the customer subject to customary discounts and rebates, if any. Although Lilly provides these services on our behalf, we maintain the risk of loss as it pertains to inventory, product returns and non-payment of invoices. The manufacturing and supply agreement will continue in effect until the December 31, 2020 expiration or earlier termination of our license agreement for Adcirca. Lilly retains authority under the license agreement for all regulatory activities with respect to Adcirca, as well as its retail pricing, which has been and is expected to remain at price parity with Cialis. Since receiving FDA approval of Adcirca, Lilly has generally increased the net wholesale price of Adcirca two or three times each year by approximately nine to ten percent each time. We have also established a patient assistance program in the United States, which provides Adcirca to eligible uninsured or under-insured patients at no charge.

  International Distribution of Remodulin and Tyvaso

        We currently sell Remodulin outside the United States to various distributors, each of which has exclusive distribution rights in one or more countries within Europe, Israel and the Middle East, Asia and South and Central America. We sell Tyvaso commercially to distributors that have exclusive distribution rights in Israel and Argentina. We also distribute Remodulin in Canada through a specialty pharmaceutical wholesaler, and plan to distribute Unituxin in Canada through the same wholesaler upon its commercial launch, which is planned for the first half of 2019. In some of the European markets where we are not licensed to market Remodulin, such as Spain and the United Kingdom, we sell (but do not market) Remodulin on a named-patient basis in which therapies are approved for individual patients by a national medical review board, hospital or health plan on a case-by-case basis. We also maintain similar named-patient programs for Tyvaso in certain countries.

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

  Remodulin, Tyvaso and Orenitram Proprietary Rights

        We have a number of issued patents and pending patent applications covering our treprostinil-based products, Remodulin, Tyvaso and Orenitram. We have been granted two patents related to manufacturing treprostinil that expire in 2028 and are listed in the FDA's Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book (see Orange Book below), for Remodulin, Tyvaso and Orenitram.

        In addition to the treprostinil patents noted above, we have other patents specific to our individual treprostinil-based products, including the following:

  •
  Remodulin.  We have been granted three U.S. patents covering an improved diluent for Remodulin, which expire in 2028 and 2029. We have another patent covering intravenous administration of Remodulin with certain diluents, which expires in 2024. We have been granted another patent covering a treprostinil formulation with a citrate buffer, which expires in 2024. All five of these patents are listed in the Orange Book.

  •
  Tyvaso.  We have been granted two U.S. patents, as well as patents in other countries, for Tyvaso that cover methods of treating PAH by inhaled delivery. These patents expired in the United States in 2018 and will expire in various countries throughout the world in 2020. We have also been granted two patents directed to a method of treating pulmonary hypertension and a kit for treating pulmonary hypertension. These two patents expire in 2028 and are listed in the Orange Book. Counterparts to these two patents are issued in several other countries.

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

        We have additional pending U.S. and international patent applications related to Remodulin, Tyvaso and Orenitram.

  Orange Book

        In seeking approval of a drug through an NDA or upon issuance of new patents following approval of an NDA, applicants are required to submit to the FDA each patent that has claims covering the applicant's product or a method of using the product. Each of the patents submitted is then published in the Orange Book. See Governmental Regulation—Patent Term and Regulatory Exclusivity below for further details. Remodulin currently has eight unexpired Orange Book-listed patents with expiration dates ranging from 2024 to 2029. Tyvaso currently has four unexpired Orange Book listed patents expiring in 2028. Orenitram currently has twelve unexpired Orange Book listed patents with expiration dates ranging from 2024 to 2031. Additional patent applications are pending, and if granted, may be eligible for listing in the Orange Book.

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

  Generic Competition

        We settled litigation with each of Sandoz, Teva, Par and Dr. Reddy's related to their ANDAs seeking FDA approval to market generic versions of Remodulin before the expiration of certain of our U.S. patents. Under the terms of our settlement agreements, Sandoz has been permitted to market its generic version of Remodulin in the United States since June 2018, and Teva, Par and Dr. Reddy's have been permitted to launch their generic versions in the United States since December 2018. To date, both Sandoz and Par have received tentative approval for their ANDAs, but to our knowledge, no generic company has begun to sell its generic version of Remodulin in the United States.

        We also settled litigation with Actavis related to its ANDA seeking FDA approval to market a generic version of Orenitram before the expiration of certain of our U.S. patents. Under the settlement agreement, Actavis can market its generic version of Orenitram in the United States beginning in June 2027, although Actavis may be permitted to enter the market earlier under certain circumstances.

        We also settled litigation with Watson related to its ANDA seeking FDA approval to market a generic version of Tyvaso before the expiration of certain of our U.S. patents. Under the settlement agreement, Watson can market its generic version of Tyvaso in the United States beginning in January 2026, although Watson may be permitted to enter the market earlier under certain circumstances.

        As a result of our settlements with Sandoz, Teva, Par and Dr. Reddy's, we expect to see generic competition for Remodulin from these companies in the United States beginning sometime in 2019. As a result of our settlements with Watson and Actavis, we expect to see generic competition for Tyvaso and Orenitram in the United States beginning as early as 2026 and 2027, respectively. Competition from these generic companies could reduce our net product sales and profits. In addition, while we intend to vigorously enforce our intellectual property rights related to our products, there can be no assurance that we will prevail in defending our patent rights, or that additional challenges from other ANDA filers or other challengers will not surface with respect to our products. Our patents could be invalidated, found unenforceable or found not to cover one or more generic forms of our products. If any ANDA filer were to receive approval to sell a generic version of our products and/or prevail in any patent litigation, the affected product(s) would become subject to increased competition, which could reduce our net product sales and profits.

        A U.S. patent for Adcirca for the treatment of pulmonary hypertension expired in November 2017, and two remaining patents have been invalidated. In May 2017, we amended our Adcirca license agreement with Lilly to extend the term of the agreement through December 2020 and to amend the economic terms of the agreement following the expiration of a patent covering Adcirca in November 2017. As a result of this amendment, beginning December 1, 2017, our royalty rate on net product sales of Adcirca increased from five percent to ten percent, and we are required to make milestone payments to Lilly equal to $325,000 for each $1,000,000 in net product sales. Adcirca's cost of product sales as a percentage of Adcirca's net product sales has increased significantly since December 1, 2017 due to these cost increases. In August 2018, Mylan N.V. announced the launch of its generic version of Adcirca, which resulted in a material adverse impact on Adcirca net product sales, driven by a greater than 40 percent reduction in the number of bottles of Adcirca sold to distributors during the first full month following the availability of the generic version. This reduction has increased each month, resulting in a greater than 55 percent decrease in the average number of bottles sold per month during the period from generic launch in August 2018 through December 2018, compared to the average number of bottles sold per month in 2018 prior to generic launch. Additional companies announced the launch of generic versions of Adcirca in February 2019. In addition, we expect declines in patient demand will increase the amount of Adcirca inventory held by distributors and other downstream customers that expires unsold. Our allowance for product returns was $22.4 million and $7.2 million as of December 31, 2018 and December 31, 2017, respectively.

        Generic versions of Remodulin have been approved in Austria, Germany, Italy, France and Spain. The launch of generic versions in these countries, which occurred in January 2019 in Austria and is pending in the other countries, will likely lead to a decline in our international Remodulin revenues in 2019 due to increased competition and a contractual reduction in our transfer price for Remodulin sold by an international distributor for sales in countries in which the pricing of Remodulin is impacted by the launch of a generic version of Remodulin. The approval and launch of a generic version of Remodulin in other countries may follow. Our non-U.S. net product sales for Remodulin were $95.4 million for the year ended December 31, 2018.

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

  Adcirca License Agreement

        In 2008, Lilly granted us an exclusive license to develop, market, promote and commercialize Adcirca for the treatment of pulmonary hypertension in the United States. We agreed to pay Lilly royalties based on our net product sales of Adcirca. Lilly retained the exclusive rights to develop, manufacture and commercialize pharmaceutical products containing tadalafil, the active pharmaceutical ingredient in Adcirca, for the treatment of pulmonary hypertension outside of the United States and for the treatment of other diseases worldwide. Lilly retained authority for all regulatory activities with respect to Adcirca and for setting the wholesale price of Adcirca, which has been and is expected to continue to be at price parity with Cialis. In May 2017, we amended our Adcirca license agreement with Lilly in order to clarify and extend the term of the agreement and to amend the economic terms of the agreement following a patent expiry in November 2017. As amended, our license agreement expires on December 31, 2020. For additional discussion, refer to our Adcirca product description contained in Part I, Item 1—Business Overview—Products to Treat Pulmonary Arterial Hypertension.

        We also agreed to purchase Adcirca at a fixed manufacturing cost. The agreement provides a mechanism, generally related to the increase in the national cost of pharmaceutical manufacturing, pursuant to which Lilly may raise the manufacturing cost of Adcirca.

  Unituxin Proprietary Rights and Regulatory Exclusivity

        We have orphan drug exclusivity in the United States for Unituxin, expiring March 2022, which precludes the FDA from approving any application to market the same drug for the same indication, except in limited circumstances. In addition, approval of our BLA conferred a 12-year data exclusivity period through March 2027, during which the FDA may not approve a biosimilar for Unituxin. Under a non-exclusive license agreement with The Scripps Research Institute, we pay a royalty of one percent of Unituxin net sales. We have no patents covering Unituxin.

  Medtronic Agreements

        As noted above, we are collaborating with Medtronic to develop and commercialize the Implantable System for Remodulin. Following FDA approval of the Implantable System for Remodulin, we entered into a commercialization agreement with Medtronic in February 2019, under which we will collaborate with Medtronic to commercialize the Implantable System for Remodulin in the United States. This agreement provides that the Implantable System for Remodulin will be exclusive to Remodulin, and further provides that we will not work with any third party to develop a competing implantable system to deliver Remodulin in the United States. The commercialization agreement has an initial term of five years, which may be extended for additional one-year terms if mutually agreed by the parties. Either party may terminate the commercialization agreement immediately for safety, quality or regulatory concerns, in the event of the other party's bankruptcy or insolvency, or in the case of a material breach by the other party that remains uncured following the relevant cure period. In addition, Medtronic may terminate the commercialization agreement upon 180 days' notice if Medtronic elects to discontinue its drug delivery business, and either party may terminate the commercialization agreement without cause on 180 days' notice to the other party, after the initial five-year term. For further details, see the section above entitled Research and Development—Implantable System for Remodulin.

        The Implantable System for Remodulin was developed under a development agreement with Medtronic that covers the treatment of PAH in the United States, United Kingdom, Canada, France, Germany, Italy and Japan. The development agreement provides that the system will be exclusive to Remodulin in these countries, subject to certain conditions. We continue to work with Medtronic under the development agreement to fund further enhancements to the system. The development agreement has similar termination rights to the commercialization agreement described above.

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

        The FDA has granted orphan drug designation for esuberaprost, which we expect would provide seven years of regulatory exclusivity if the FDA approves an NDA for esuberaprost following successful study results. We have one U.S. patent, which expires in 2031, covering a method of treating pulmonary hypertension using oral and inhaled prostacyclin therapies in combination, which we expect should be eligible for listing in the Orange Book if the FDA approves esuberaprost.

  DEKA Agreement

        In December 2014, we entered into an exclusive agreement with DEKA to develop a pre-filled, semi-disposable system for subcutaneous delivery of Remodulin, which we refer to as RemUnity. Under the terms of the agreement, we are funding the development costs related to the semi-disposable system and will pay product fees and a single-digit royalty to DEKA based on commercial sales of the system and the Remodulin sold for use with the system. Our agreement with DEKA expires on the last to occur of twenty-five years from the first product launch under the agreement, or upon the expiration of the last valid claim of a patent licensed from DEKA under the agreement that covers the RemUnity system. Either party may terminate the agreement immediately upon a material breach by the other party that is uncured following the relevant cure period, or in the event of the other party's bankruptcy or insolvency. The RemUnity system is covered by issued patents and pending patent applications both in the U.S. and other countries. The expiration dates of currently issued U.S. patents range from 2027 through 2033.

  Trevyent

        In 2016, the FDA granted orphan designation for Trevyent for the treatment of PAH. Thus, the FDA should grant orphan drug exclusivity if an NDA for Trevyent is approved; such exclusivity would extend for seven years from approval. Trevyent is protected by a variety of issued patents expiring at various dates ranging from 2024 to the early 2030s. Additional patent applications for Trevyent are pending.

  Treprostinil Technosphere and the MannKind Agreement

        Under our license agreement with MannKind, we have an exclusive license to a variety of granted and pending patents and patent applications related to treprostinil inhalation powder and the Dreamboat® and Cricket® devices, including multiple patent families covering the U.S. and other major market countries. These patents cover drug formulation, devices and device components, and manufacturing processes and intermediates. Expiration dates for issued patents range from the mid-2020s to the mid-2030s. Additional patents subject to pending patent applications, if issued, would have expiration dates in the late 2030s. Many of these patents would be eligible for listing in the Orange Book. For a description of the license agreement, please refer to the section above entitled Research and Development—Treprostinil Technosphere.

  Ralinepag and the Arena Agreement

        Under our license agreement with Arena, we have an exclusive license to a variety of granted and pending patents and applications related to ralinepag covering drug formulation, manufacturing and dosage, among others. Many of these patents and patent applications would be eligible for listing in the Orange Book. Based on potential patent term extensions and additional patent filings, we believe U.S. patent protection for ralinepag will likely last through at least the mid-2030s. For a description of the license agreement, please refer to the section above entitled Research and Development—Ralinepag.

  Other

        We are party to various other license agreements related to therapies and technologies under development. These license agreements require us to make payments based on a percentage of sales if we are successful in commercially developing these therapies, and may require other payments upon the achievement of certain milestones.

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

        We maintain a two-year inventory of Remodulin, Tyvaso and Orenitram based on expected demand, and we contract with third-party contract manufacturers to supplement our capacity, in order to mitigate the risk that we might not be able to manufacture sufficient quantities to meet patient demand. For example, Baxter Pharmaceutical Solutions, LLC is approved by the FDA, the EMA and various other international regulatory agencies to manufacture Remodulin for us. We rely on Catalent Pharma Solutions, Inc. to serve as an additional manufacturer of Tyvaso, and we rely entirely on Minnetronix Inc. to manufacture the nebulizer used in our Tyvaso Inhalation System. We obtained FDA approval of a third-party contract manufacturer to serve as an additional manufacturer of finished Unituxin drug product, and are constructing an additional facility to increase our manufacturing capacity for dinutuximab, the active ingredient in Unituxin. We have no plans to develop a redundant manufacturing source for finished Orenitram drug product.

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

  •
  Tracleer®.  Tracleer (bosentan), an oral ETRA therapy for the treatment of PAH, was approved in 2001 in the United States and in 2002 in Europe. Tracleer is marketed worldwide by Actelion. We anticipate generic bosentan could be launched in the United States in the near term. Generic bosentan is already available in other countries;

  •
  Letairis.  Approved in 2007 in the United States, Letairis (ambrisentan) is an oral ETRA therapy marketed by Gilead for the treatment of PAH. In 2008, Glaxo received marketing authorization from the EMA for Letairis in Europe, where it is known as Volibris®. In 2015, Gilead announced the positive results of the AMBITION study of ambrisentan and tadalafil as an up-front combination therapy for PAH, which we believe has driven increased use of Letairis and Adcirca. We expect generic ambrisentan could be launched in the United States in the near term;

  •
  Revatio and generic sildenafil citrate.  Approved in 2005 in the United States, Revatio (sildenafil citrate) is an oral PDE-5 inhibitor therapy manufactured by Pfizer. Revatio contains sildenafil citrate, the same active ingredient as Viagra. In 2012, several companies began marketing generic formulations of sildenafil citrate;

  •
  Opsumit®.  Approved in 2013 in both the United States and in the EU, Opsumit (macitentan) is an oral ETRA therapy marketed by Actelion for the treatment of PAH;

  •
  Adempas®.  Approved in 2013 in the United States and 2014 in the EU, Adempas (riociguat) is an sGC stimulator, which targets a similar vasodilatory pathway as PDE-5 inhibitors and is approved for chronic thromboembolic pulmonary hypertension and PAH. Adempas is an oral therapy marketed by Bayer; and

  •
  Uptravi®.  Approved in the United States in December 2015 and by the EMA in May 2016, Uptravi (selexipag) is an oral IP prostacyclin receptor agonist marketed by Actelion. Actelion also has applications pending in various other jurisdictions. Uptravi is also marketed in Japan by Nippon Shinyaku Co., Ltd.

        There are also a variety of investigational PAH therapies in the later stages of development, including the following:

  •
  Bardoxolone, an oral therapy being developed by Reata Pharmaceuticals, Inc. for treatment of PAH associated with connective tissue disease. Reata is enrolling patients in a phase III clinical trial;

  •
  LIQ861, a dry powder formulation of treprostinil designed for deep-lung delivery using a disposable inhaler being developed by Liquidia Technologies Inc. (Liquidia), which announced commencement of a phase III study in PAH patients in January 2018;

  •
  Sotatercept, an injected TGF-beta modulator being developed by Acceleron Pharma, Inc., which announced the commencement of a phase II study in PAH patients in May 2018;

  •
  CXA-10, an oral nitrated fatty acid compound being developed by Complexa Inc., which is currently enrolling PAH patients in a phase II study;

  •
  Tacrolimus, an oral therapy being developed by VIVUS Inc., which is currently enrolling PAH patients in a phase II study;

  •
  PB1046, a subcutaneously-injected, sustained release analogue of the native human vasoactive intestinal peptide, which is being developed by PhaseBio Pharmaceuticals, Inc., and is currently undergoing a phase II study in PAH patients;

  •
  CAM2043, a liquid crystal gel formulation of treprostinil being developed as a once-weekly subcutaneous depot injection for PAH by Camurus AB. Camurus announced the positive results from a phase I clinical study in May 2018;

  •
  INS1009, an inhaled nanoparticle formulation of a treprostinil prodrug being developed by Insmed Incorporated for PAH. Insmed announced the completion of a phase I study in September 2016; and

  •
  RVT-1201 (rodatristat ethyl), a tryptophan hydroxylase inhibitor being developed by Altavant Sciences, Inc. to treat PAH. Altavant announced it expects to commence phase II clinical studies in PAH patients in 2019.

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

        Orenitram faces direct competition from Uptravi, which is indicated to delay disease progression and reduce the risk of hospitalization for PAH. As a result, many physicians may choose to prescribe Uptravi instead of Orenitram, which is indicated to improve exercise capacity. As noted above, however, Uptravi is an oral IP prostacyclin receptor agonist. While prostacyclin analogues such as Orenitram broadly mimic the effect of prostacyclin, IP prostacyclin receptor agonists bind selectively to the IP receptor, one of several prostacyclin receptors. In addition, Orenitram's label allows physicians flexibility to titrate each patient's dosing up to a level according to tolerability, without any stated maximum. By contrast, Uptravi's label limits uptitration to a specific maximum dose. Given the progressive nature of PAH, we believe many patients will initiate Orenitram or another one of our treprostinil-based therapies after their disease progresses on Uptravi. Furthermore, we believe the results of our FREEDOM-EV clinical study, which demonstrated that Orenitram delays time to clinical worsening and at study closure indicated a positive impact on survival, will result in increased use of Orenitram.

        We have faced generic competition for Adcirca since the launch of generic tadalafil in the U.S. in August 2018, which has significantly reduced our Adcirca revenues. We will also face competition from generic pharmaceutical companies in the future. For example, we entered into settlement agreements with four generic drug companies permitting them to launch generic versions of Remodulin beginning in 2018. Although these companies have not yet launched generic versions of Remodulin, we anticipate generic competition in the U.S. for Remodulin in 2019. A generic version of Remodulin was launched in Austria in January 2019, and we anticipate generic competition for Remodulin in additional countries in Europe beginning in 2019. Finally, we have entered into settlement agreements with Actavis and Watson, permitting them to launch generic versions of Orenitram and Tyvaso in June 2027 and January 2026, respectively, or earlier under certain circumstances. For details regarding these and other potential generic competitors, see the section above entitled Patents and Other Proprietary Rights, Strategic Licenses and Market Exclusivity—Generic Competition.

        Tyvaso may face competition from Liquidia if it obtains approval of LIQ861, a dry powder inhaled version of treprostinil. In addition, we expect Liquidia's products would compete directly with Treprostinil Technosphere, if approved.

        Unituxin may face competition from Qarziba® (dinutuximab beta), a similar antibody product developed by Apeiron Biologics AG that is already approved in Europe to treat high-risk neuroblastoma. In October 2016, EUSA Pharma (UK) Ltd. announced it had acquired global commercialization rights to Qarziba, and plans to file for FDA approval.

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

  •
  Phase IV studies are often conducted following marketing approval, in order to meet regulatory requirements or to provide additional data related to drug use.

  FDA Approval Process

        After successful completion of the required clinical testing, an NDA is typically submitted to the FDA in the United States, and an MAA is typically submitted to the EMA in the EU. FDA approval of the NDA is required before the product may be marketed in the United States. The NDA must include the results of all preclinical, clinical and other testing and a compilation of data related to the product's pharmacology, chemistry, manufacture, and controls.

        The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing. If the FDA determines that the application is not sufficiently complete to permit substantive review, it may request additional information and decline to accept the application for filing until the information is provided. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of NDAs. Most applications for non-priority drugs are reviewed within ten to twelve months. Special pathways, including "accelerated approval," "fast track" status, "breakthrough therapy" status and "priority review" status are granted for certain drugs that offer major advances in treatment, or provide a treatment where no adequate therapy exists. These special pathways can significantly reduce the time it takes for the FDA to review a NDA, but do not guarantee that a product will receive FDA approval. In May 2018, the Right to Try Act established a new regulatory pathway to increase access to unapproved, investigational treatments for patients diagnosed with life-threatening diseases or conditions who have exhausted approved treatment options and who are unable to participate in a clinical trial.

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

  Orphan Drugs

        Under the Orphan Drug Act, an applicant can request the FDA to designate a product as an "orphan drug" in the United States if the drug is intended to treat a rare disease or condition affecting fewer than 200,000 people in the United States. Orphan drug designation must be requested before submitting an NDA or BLA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The first NDA or BLA applicant to receive orphan drug designation and FDA approval for a particular active ingredient to treat a particular disease via a particular delivery method is entitled to a seven-year exclusive marketing period in the United States. During the seven-year period, the FDA may not approve any other application to market the same drug for the same disease, except in limited circumstances such as a showing of clinical superiority to the product with orphan drug exclusivity, meaning that it has greater effectiveness or safety, or provides a major contribution to patient care (such as a change in delivery system). Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition. The 21st Century Cures Act (Cures Act), which became law in December 2016, expanded the types of studies that qualify for orphan drug grants. Orphan drug designation also may qualify an applicant for federal tax credits related to research and development costs.

  Patent Term and Regulatory Exclusivity

        In 1984, the Hatch-Waxman Act created a faster approval process for generic drugs, called the ANDA. Generally, an ANDA provides for marketing of a drug product that has the same active ingredients in the same strength(s), route of administration, and dosage form as an approved drug and has been shown through bioequivalence testing to be therapeutically equivalent to the approved drug. ANDA applicants are not required to conduct or submit results of preclinical or clinical tests to prove the safety or effectiveness of their drug product, other than the requirement for bioequivalence testing. Drugs approved in this way are commonly referred to as "generic equivalents" to the approved drug, and can often be substituted by pharmacists under prescriptions written for the original approved drug. In 2018, the FDA advanced policies aimed at promoting drug competition and patient access to generic drugs, such as issuing guidance about making complex generic drugs and the circumstances in which approval of a generic product application may be delayed.

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

        The Biologics Price Competition and Innovation Act of 2009, or BPCI Act, created an abbreviated approval pathway for biological products shown to be "biosimilar" to an FDA-licensed reference biological product to minimize duplicative testing. Biosimilarity requires the absence of clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, which, absent a waiver, must be shown through analytical studies, animal studies, and at least one clinical study. Intricacies associated with the larger, and often more complex, structures of biological products, as well as the processes by which such products are manufactured, pose significant hurdles to implementation that are still being addressed by the FDA. In July 2018, the FDA announced an action plan to encourage the development and efficient review of biosimilars, including the establishment of a new office within the agency that will focus on therapeutic biologics and biosimilars.

        A reference biologic is granted twelve years of exclusivity from the time of first licensure of the reference product. The first biologic product submitted under the abbreviated approval pathway that is approved as a biosimilar and also meets additional standards for interchangeability with the reference product, has exclusivity against other biologics submitted under the abbreviated approval pathway for a set period. Starting in March 2020, certain products currently approved as drugs under the FDC Act, such as insulin and human growth hormone, will be deemed to be biologics under the PHSA, which means they may face competition through the biosimilars pathway and they will not be eligible for the twelve-year period of exclusivity granted to new BLAs.

        Because biologically sourced raw materials are subject to unique contamination risks, their use may be restricted in some countries.

  Cell-and Tissue-Based Products

        Manufacturers of cell- and tissue-based products must comply with the FDA's current good tissue practices (cGTP), which are FDA regulations that govern the methods used in, and the facilities and controls used for, the manufacture of such products. The primary intent of the cGTP requirements is to ensure that cell and tissue-based products are manufactured in a manner designed to prevent the introduction, transmission and spread of communicable diseases. Cell and tissue-based products may also be subject to the same approval standards, including demonstration of safety and efficacy, as other biologic and drug products, if they meet certain criteria such as if the cells or tissues are more than minimally manipulated or if they are intended for a non-homologous use (a use different from the cell's origin).

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

        Most Class I devices are exempt from FDA premarket review or approval. Class II devices, with some exceptions, must be "cleared" by the FDA through the 510(k) process, which requires a company to show that the device is "substantially equivalent" to certain "predicate" devices already on the market. In November 2018, the FDA announced plans to significantly revise the 510(k) program to encourage reliance on modern predicates (e.g., predicates that are less than 10 years old). In January 2019, the FDA also finalized guidance on the alternative 510(k) pathway for well-known device types, the "Safety and Performance Based Pathway," which relies on modern performance-based criteria and current technological principles to demonstrate substantial equivalence. Class III devices, again with some exceptions, must be approved through a PMA. A PMA generally requires data from clinical trials that establish the safety and effectiveness of the device. A 510(k) application also sometimes requires clinical data.

        The Cures Act requires the FDA to establish a program that would expedite access to devices that provide more effective treatment or diagnosis of life-threatening or irreversibly debilitating diseases or conditions, for which no approved or cleared treatment exists or which offer significant advantages over existing approved or cleared alternatives. In December 2018, the FDA published final guidance on this "breakthrough" devices pathway and announced plans to establish the Safer Technologies Program (STeP) to encourage the innovation and market entry of device technologies that are safer than current alternatives but that do not otherwise satisfy the breakthrough device criteria.

        Clinical trials for medical devices are subject to similar requirements as clinical trials with respect to drugs or biologics. Clinical trials involving significant risk devices (e.g., devices that present a potential for serious risk to the health, safety, or welfare of human subjects) are required to obtain both FDA approval of an investigational device exemption (IDE) application and IRB approval before study initiation. Clinical trials involving non-significant risk devices are not required to submit an IDE for FDA approval but must obtain IRB approval before study initiation.

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

  Combination Products

        A combination product is a product composed of a combination of two or more FDA-regulated product components or products, e.g., drug-device or device-biologic. A combination product can take a variety of forms, such as a single entity made by physically or chemically combining components, or a single unit made of separately packaged products. Each combination product is assigned a lead FDA Center, which has jurisdiction for the premarket review and regulation, based on which constituent part of the combination product provides the primary mode of action, i.e., the mode of action expected to make the greatest contribution to the overall intended therapeutic effect of the product. If the classification as a combination product or the lead Center assignment is unclear or in dispute, a sponsor may request a meeting, submit a Request for Designation (RFD), and the FDA will issue a designation letter within 60 calendar days of the filing of the RFD. Depending on the type of combination product, the FDA may require a single application for approval, clearance, or licensure of the combination product, or separate applications for the constituent parts. During the review of marketing applications, the lead Center may consult or collaborate with other FDA Centers. In 2017, the FDA released final documents addressing the application of cGMP requirements and classification issues related to combination products.

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

  Government Reimbursement of Pharmaceutical Products

        In the United States, many independent third-party health plans, and government health care programs, pay for patient use of our commercial products. Medicare is the federal program that provides health care benefits to senior citizens and certain disabled and chronically ill persons. Medicaid is the federal program jointly funded and administered by the states to provide health care benefits to participants who qualify based on income. Unituxin is administered entirely as an in-patient therapy and would typically be reimbursed under Medicare Part A, which covers inpatient hospital benefits. However, because Unituxin is indicated for the treatment of a pediatric cancer, Medicare beneficiaries are unlikely to receive this treatment. Remodulin and Tyvaso are reimbursed by the Medicare Part B program, which covers physician services and outpatient care. The Medicare Part B contractors who administer the program provide reimbursement for Remodulin and Tyvaso according to statutory guidelines. As a condition of the inclusion of Adcirca and Orenitram in the Medicare Part D program, which provides a voluntary outpatient prescription drug benefit, we pay rebates to Medicare Part D plan sponsors that reimburse these products. State Medicaid programs also reimburse the cost of our commercial products at rates established by statutory guidelines. Because Remodulin, Tyvaso, Adcirca, Orenitram and Unituxin are reimbursed by state Medicaid programs, we must pay a rebate to those state Medicaid programs. We are required by government contract to sell our commercial products under contracts with the Department of Veterans Affairs, Department of Defense, Public Health Service and numerous other federal agencies as well as certain hospitals that are designated as 340B covered entities (entities designated by federal programs to receive drugs at discounted prices) at prices that are significantly below the price we charge to our specialty distributors. These programs and contracts are highly regulated, are subject to regulatory changes and amendments that we cannot control, and impose restrictions on our business. Failure to comply with these regulations and restrictions could result in a loss of our ability to continue receiving reimbursement for our drugs, exclusion of our products from reimbursement under the federal healthcare programs, or debarment, and expose us to liability under federal and state false claims laws. The availability of adequate government reimbursement for our products may also be subject to regulatory changes and controls. We estimate that between 40-50 percent of Remodulin, Tyvaso, Adcirca and Orenitram sales are reimbursed under the Medicare and Medicaid programs.

  Anti-Kickback, False Claims Laws and The Prescription Drug Marketing Act

        The federal Anti-Kickback Statute (AKS) prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of, or referring an individual for the furnishing of, any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted broadly to apply to arrangements between pharmaceutical manufacturers and prescribers, purchasers, formulary managers and others. The term "remuneration" has been broadly interpreted to apply to anything of value including, for example, gifts, cash payments, donations, waivers of payment, ownership interests, and providing any item, service, or compensation for something other than fair market value. Violations of the AKS are punishable by imprisonment, criminal fines, civil monetary penalties, exclusion from participation in federal healthcare programs and liability under the False Claims Act (FCA).

        The FCA prohibits any person from, among other things, presenting, or causing to be presented, a false or fraudulent claim for payment to the federal government, or making, or causing to be made, a false statement material to a false or fraudulent claim. Many pharmaceutical and other healthcare companies have been prosecuted under the FCA for allegedly inflating drug prices they report to pricing services, which in turn were used by the government to set Medicare and Medicaid reimbursement rates; for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product; for violating the AKS; for materially deviating from statutorily required manufacturing standards; and on the basis of allegations related to certain marketing practices, including off-label promotion. Many states also have statutes or regulations similar to the AKS and the FCA, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer. Sanctions under these federal and state laws may include treble damages, civil penalties, exclusion of a manufacturer's products from reimbursement under government programs, criminal fines, and imprisonment.

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

        In addition, the PPACA imposes new annual reporting requirements for pharmaceutical, biological and device manufacturers with regard to payments or other transfers of value made to physicians and teaching hospitals. In addition, pharmaceutical, biological and device manufacturers are required to report annually investment interests held by physicians and their immediate family members during the preceding calendar year. Many of these laws and regulations contain ambiguous requirements that have not yet been clarified. Further, the PPACA amends the intent requirement of the AKS and the federal criminal health care fraud statute. A person or entity no longer needs to have actual knowledge of these statutes or specific intent to violate them. In addition, the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the False Claims Act.

        In December 2017, Congress repealed a PPACA requirement that individuals obtain healthcare insurance coverage or face a penalty, which could decrease the number of patients who have coverage under health plans that pay for patient use of our products.

  21st Century Cures Act

        The Cures Act, which was signed into law on December 13, 2016, contains a wide range of provisions designed to promote clinical research and streamline and expedite the FDA review and approval process. For example, the law clarifies the FDA's authority regarding drugs that target rare diseases, and broadens the type of data and information that may be used to support a drug or biologic application for a genetically targeted drug or variant protein targeted drug. The law requires the FDA to facilitate development programs for, and provides expedited review of, regenerative advanced therapies. The law further requires the FDA to establish a program to evaluate the use of real-world evidence, i.e., evidence from sources other than randomized clinical trials, to support the approval of certain drug and biological product applications and to satisfy post-approval requirements; in 2018, the FDA published a framework for evaluating real-world evidence. Other key provisions related to orphan drugs, combination products, and medical devices, are discussed separately above.

  State Pharmaceutical and Medical Device Marketing Laws

        If not preempted by the PPACA, several jurisdictions require pharmaceutical companies to report expenses related to the marketing and promotion of pharmaceutical products and to report gifts and payments to healthcare practitioners in those jurisdictions, or to obtain licenses for sales representatives and require them to satisfy educational and other requirements. Some of these jurisdictions also prohibit various marketing related activities. Still other states require the posting of information related to clinical studies and their outcomes. In addition, certain states require pharmaceutical companies to implement compliance programs or marketing codes and several other states are considering similar proposals. Compliance with these laws is difficult and time consuming, and companies that do not comply with these state laws face civil penalties or other civil enforcement action.

  Other Laws and Regulations

        Numerous other statutory and regulatory regimes affect our business and operations. For example, our research and development efforts may be subject to laws, regulations and recommendations related to data privacy and protection, safe working conditions, laboratory practices, use of animals in research and development activities, and the purchase, storage, movement, import, export and use and disposal of hazardous or potentially hazardous substances. Antitrust and competition laws may restrict our ability to enter into certain agreements involving exclusive license rights. Future legislation and administrative action will continue to affect our business, the extent and degree of which we cannot accurately predict.

Employees

        We had approximately 860 employees as of December 31, 2018. The success of our business is highly dependent on attracting and retaining highly talented and qualified personnel.

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

 EXECUTIVE OFFICERS OF THE REGISTRANT

        The following is a list, as of February 27, 2019, setting forth certain information regarding our executive officers. Each executive officer holds office until the first meeting of the Board of Directors after the annual meeting of shareholders, and until his or her successor is elected and qualified or until his or her earlier resignation or removal. Each executive officer's employment will end pursuant to the terms of his or her employment contract.

Name	Age	Position
Martine A. Rothblatt, Ph.D., J.D., M.B.A.	64	Chairman, Chief Executive Officer and Director
Michael Benkowitz	47	President and Chief Operating Officer
James C. Edgemond	51	Chief Financial Officer and Treasurer
Paul A. Mahon, J.D.	55	Executive Vice President, General Counsel and Corporate Secretary

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

ITEM 1A.    RISK FACTORS

Forward-Looking Statements

        This Report contains forward-looking statements made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934 (the Exchange Act) and the Private Securities Litigation Reform Act of 1995. These statements, which are based on our beliefs and expectations as to future outcomes, include, among others, statements related to the following:

  •
  Expectations of revenues, expenses, profitability, and cash flows, including our expectation that revenue growth will recommence over the long term;

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

  •
  The expected volume and timing of sales of our existing commercial products—Remodulin, Tyvaso, Orenitram, Adcirca and Unituxin—and potential future commercial products, including the anticipated effect of various research and development efforts (including the FREEDOM-EV study) on sales of these products;

  •
  The timing and outcome of clinical studies, other research and development efforts, and related regulatory filings and approvals, including (among others) those described in this Report related to our BEAT study of esuberaprost, our collaboration with DEKA to develop the RemUnity system, our efforts to obtain FDA approval of Trevyent, our DISTINCT study of dinutuximab in patients with small cell lung cancer, and our plan to develop a pain-free subcutaneous formulation of treprostinil called RemoPro;

  •
  The timing and success of our anticipated launch of the Implantable System for Remodulin;

  •
  The outcome of pending and potential future legal and regulatory actions by the FDA and other regulatory and government enforcement agencies, and the anticipated duration of regulatory exclusivity for our products;

  •
  The impact of competing therapies on sales of our commercial products and the amount of inventory of our products that will expire unsold, including the impact of generic versions of Adcirca (which launched in August 2018) and Remodulin (which launched in Austria in January 2019 and which we expect will launch in the United States and other countries during 2019); established therapies such as Uptravi; and newly-developed therapies;

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

  •
  The expected eligibility of patents for inclusion in the Orange Book;

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

Risks Related to Our Business

We rely heavily on sales of Remodulin, Tyvaso and Orenitram to generate revenues and support our operations.

        Sales of our current treprostinil-based PAH therapies (Remodulin, Tyvaso and Orenitram) comprise the vast majority of our revenues. Decreased sales of any one of these products could have a material adverse impact on our operations. A wide variety of events, such as withdrawal of regulatory approvals or substantial changes in prescribing practices or dosing patterns, many of which are described in other risk factors below, could cause sales of these products to decline, or to grow more slowly than expected. Generic competition due to the current commercial availability of generic versions of Remodulin, which launched in Austria in January 2019, and which we expect will be launched in the United States and certain other countries in Europe during 2019, as well as generic versions of Tyvaso and Orenitram, which could be launched in the United States by Watson and Actavis as early as January 2026 and June 2027, respectively (or earlier under certain circumstances), may decrease our revenues. In addition, the inability of any third party that manufactures, markets, distributes or sells any of our commercial products to perform these functions satisfactorily, or our inability to manage our internal manufacturing processes, could result in an inability to meet patient demand and decrease sales. Finally, our strategy involves the development and successful launch of next-generation delivery systems (such as the Implantable System for Remodulin, RemUnity and Trevyent) and expanded indications for our existing treprostinil-based products. RemUnity and Trevyent may not be approved by the FDA, and the demand for our products following launch of the Implantable System for Remodulin or the RemUnity system may not meet our expectations. Without this increased demand, the revenue opportunity for our treprostinil products could be significantly lower than we expect.

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

        We cannot predict with certainty the length of time it will take to complete necessary clinical trials or obtain regulatory approvals related to our current or future products. The length of time we need to complete clinical trials and obtain regulatory approvals varies by product, indication and country.

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

        Numerous treatments currently compete with our commercial therapies, and others are under development. For example, for the treatment of PAH, we compete with Adempas®, Flolan®, Ilomedin®, Letairis®, Opsumit®, Revatio®, Tracleer®, Uptravi®, Veletri®, Volibris®, Ventavis®, generic tadalafil, generic epoprostenol and generic sildenafil citrate. Our competitors may introduce new products that render all or some of our technologies and products obsolete or noncompetitive. For example, Uptravi was approved by the FDA in December 2015 for the treatment of PAH and competes directly with Orenitram. In addition, we may not compete successfully against generic competitors. Sales of a generic version of Adcirca launched in August 2018 and have already had a material adverse impact on demand for Adcirca. A generic version of Remodulin was launched in Austria in January 2019. We anticipate generic versions of Remodulin may be launched in the United States and certain additional countries in Europe in 2019, as described elsewhere in this Report, which could materially impact our revenues. Furthermore, we have limited visibility into the level of Adcirca inventory held by wholesale distributors and pharmacies, and rapid generic penetration could cause substantial amounts of Adcirca to expire unsold, causing us to incur increased liabilities for product returns. Any change in our estimated allowance for returns could result in a material impact on our revenues during the quarter in which the change is made.

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

        The commercial success of our products depends, in part, on the availability of reimbursements by governmental payers such as Medicare and Medicaid, and private insurance companies. A significant portion of Remodulin, Tyvaso, Adcirca and Orenitram sales in the United States are reimbursed under the Medicare and Medicaid programs. A reduction in the availability or extent of reimbursement from domestic or foreign government health care programs could have a material adverse effect on our business and results of our operations. In the United States, the European Union and other potentially significant markets for our products, government payers and/or third-party payers are increasingly attempting to limit or regulate the price of medicinal products and frequently challenge the pricing of new and expensive drugs. Financial pressures may cause United States government payers to seek cost containment more aggressively through mandatory discounts or rebates on our products, policies requiring the automatic substitution of generic products, more rigorous requirements for initial reimbursement approvals for new products or other similar measures. For example, there have been proposals to reduce reimbursement rates and/or adopt mandatory rebates under Medicare Part B, which covers Remodulin and Tyvaso. In January 2017, the Medicare Prescription Drug Price Negotiation Act was proposed in Congress; this act would require the federal government to negotiate the price of Medicare prescription drugs with pharmaceutical companies. In October 2017, the Medicare Drug Price Negotiation Act of 2017 was proposed in Congress, with similar requirements. More recently, in November 2017, the Centers for Medicare and Medicaid Services (CMS) announced a Final Rule that would adjust the applicable payment rate as necessary for certain separately payable drugs and biologicals acquired under the 340B Program from average sales price (ASP) plus 6 percent to ASP minus 22.5 percent. In many markets outside the United States, governments control the prices of prescription pharmaceuticals through the implementation of reference pricing, price cuts, rebates, revenue-related taxes and profit control.

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

        It is possible that any actions taken by the Department of Justice (DOJ) as a result of this industry-wide inquiry could reduce demand for our products and/or reduce coverage of our products, including by federal health care programs such as Medicare and Medicaid and state health care programs. If any or all of these events occur, our business, prospects and stock price could be materially and adversely affected.

Our manufacturing strategy exposes us to significant risks.

        We must be able to manufacture sufficient quantities of our commercial products to satisfy growing demand. We manufacture Remodulin, Orenitram, Tyvaso and Unituxin, including the active ingredient in each of these products, at our own facilities and rely on third parties for additional manufacturing capacity for Remodulin, Tyvaso and finished Unituxin drug product. We rely on Minnetronix, Inc. as the sole manufacturer of the Tyvaso Inhalation System, and on Lilly as the sole manufacturer of Adcirca. If and when we launch the Implantable System for Remodulin, we will rely on Medtronic as the sole manufacturer of the SynchroMed II infusion system and related components used in the Implantable System for Remodulin. We rely on MannKind to perform manufacturing activities related to Treprostinil Technosphere, and we rely on a limited number of sole-source suppliers for manufacturing activities related to ralinepag and Trevyent.

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

        In addition, our internal manufacturing process subjects us to risks as we engage in increasingly complex manufacturing processes. For example, Remodulin, Tyvaso and Unituxin are sterile solutions that must be prepared under highly-controlled environmental conditions, which are challenging to maintain on a commercial scale. In addition, Unituxin is a monoclonal antibody. As with all biologic products, monoclonal antibodies are inherently more difficult to manufacture than our treprostinil-based products and involve increased risk of viral and other contaminants. We manufacture our entire supply of Orenitram and dinutuximab, the active ingredient in Unituxin, without an FDA-approved back-up manufacturing site. We are constructing a new facility to expand our manufacturing capacity for dinutuximab, but this process will take several years and may not be successful at all. We presently have no plans to engage a third-party contract manufacturer to manufacture Orenitram or dinutuximab. Our long-term organ manufacturing programs will involve exceptionally complicated manufacturing processes, many of which have never been attempted on a clinical or commercial scale. It will take substantial time and resources to develop and implement such manufacturing processes, or we may never be able to do so successfully.

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

  •
  Natural and man-made disasters (such as fires, contamination, power loss, hurricanes, earthquakes, flooding, terrorist attacks and acts of war) impacting our internal and third-party manufacturing sites could cause a supply disruption—for example, Medtronic manufactures the Implantable System for Remodulin at its facilities in Puerto Rico, which is vulnerable to hurricanes;

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

        Third parties assist us in activities critical to our operations, such as: (1) manufacturing our clinical and commercial products; (2) conducting clinical trials, preclinical studies and other research and development activities; (3) obtaining regulatory approvals; (4) conducting pharmacovigilance-related and product complaint activities, including drug safety, reporting adverse events and product complaints; and (5) marketing and distributing our products. For risks related to the involvement of third parties in our manufacturing process, see the risk factor above, entitled Our manufacturing strategy exposes us to significant risks.

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

        We rely heavily on Medtronic for the success of our program to develop an implantable pump to deliver intravenous Remodulin (the Implantable System for Remodulin). In particular, Medtronic is entirely responsible for regulatory approvals and all manufacturing and quality systems related to its infusion pump and related components. This includes satisfying FDA-imposed PMA conditions prior to launching the Implantable System for Remodulin. Medtronic entered into a consent decree related to the SynchroMed II implantable infusion pump systems. Medtronic's failure to comply with the ongoing obligations under the consent decree could adversely impact Medtronic's ability to manufacture and supply the Implantable System for Remodulin. In the event Medtronic is unwilling or unable to supply the system for any reason, our ability to meet patient demand and generate additional revenues will be materially adversely impacted; any delays in supply could also adversely impact our ability to meet patient demand and generate revenues.

        We rely heavily on MannKind for various manufacturing activities related to Treprostinil Technosphere. MannKind has announced that its currently available cash and financing sources are not sufficient to continue to meet its current and anticipated cash requirements, raising substantial doubt about its ability to continue as a going concern. If MannKind is unable to supply us with devices and other components necessary to develop and manufacture Treprostinil Technosphere, the timing and success of this program could be materially adversely impacted.

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

        In December 2017, we entered into a Corporate Integrity Agreement (the CIA) with the Office of Inspector General of the Department of Health and Human Services (OIG), which requires us to maintain our corporate compliance program and to undertake a set of defined corporate integrity obligations for a period of five years from the date the agreement was signed. We may be required to incur significant future costs to comply with the CIA. The CIA was entered into in connection with a civil Settlement Agreement with the DOJ and the OIG. The Settlement Agreement relates to a May 2016 subpoena from the DOJ requesting documents regarding our support of 501(c)(3) organizations that provide financial assistance to patients. Other companies received similar inquiries as part of a DOJ investigation regarding whether that support may violate the Federal Anti-Kickback Statute and the Federal False Claims Act.

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

        While physicians may choose to prescribe drugs for uses that are not described in the product's labeling and for uses that differ from those approved by regulatory authorities (called "off-label" uses), our ability to promote our products is limited to those indications that are specifically approved by the FDA. If our promotional activities fail to comply with regulations or guidelines related to off-label promotion, we may be subject to warnings from, or enforcement action by, these authorities. In addition, failure to follow FDA rules and guidelines related to promotion and advertising can result in the FDA's refusal to approve a product, suspension or withdrawal of an approved product from the market, product recalls, fines, disgorgement of money, operating restrictions, civil lawsuits, injunctions or criminal prosecution.

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

        In the United States, the Federal Anti-Kickback Statute prohibits, among other activities, knowingly and willfully offering, paying, soliciting, or receiving compensation to induce, or in return for, the purchase, lease, order or arranging the purchase, lease or order of any health care product or service reimbursable under any federally financed health-care program. This statute has been interpreted broadly to apply to arrangements between pharmaceutical manufacturers and prescribers, purchasers, formulary managers, patients, and others. The exemptions and safe harbors under this statute may be narrow, and practices that involve compensation may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Our practices do not always qualify for safe harbor protection. The discount safe harbor is currently the subject of possible reform. Any changes to the discount safe harbor may cause us to review our arrangements and pricing strategies with payers.

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

        Any investigation, inquiry or other legal proceeding under these laws and related to our operations may adversely affect our business, results of operations or reputation.

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

        Our industry is highly regulated and changes in law may adversely impact our business, operations or financial results. The PPACA is a broad measure intended to expand health care coverage within the United States, primarily through the imposition of health insurance mandates on employers and individuals and expansion of the Medicaid program. The reforms imposed by the law will significantly impact the pharmaceutical industry; however, the full effects of the PPACA will be unknown until all of these provisions are implemented and CMS and other federal and state agencies issue applicable regulations or guidance. Moreover, in the coming years, additional changes could be made to governmental health care programs that could significantly impact the success of our products or product candidates. We may face uncertainties as a result of federal and administrative efforts to repeal, substantially modify or invalidate some or all of the provisions of the PPACA. There is no assurance that the PPACA, as currently enacted or as amended in the future, will not adversely affect our business and financial results, and we cannot predict how future federal or state legislative or administrative changes related to healthcare reform will affect our business.

        Since the November 2016 U.S. election, President Trump and the U.S. Congress have made numerous efforts to repeal or amend the Affordable Care Act in whole or in part. In May 2017, the U.S. House of Representatives voted to pass the American Health Care Act (the AHCA), which would repeal many provisions of the Affordable Care Act. Although the U.S. Senate considered but failed to pass the AHCA and other comparable measures, the U.S. Congress may consider further legislation to repeal or replace elements of the Affordable Care Act. In addition, the Tax Cuts and Jobs Act, which President Trump signed into law in December 2017, repeals the Affordable Care Act's individual health insurance mandate, which is considered a key component of the Affordable Care Act. The future stability of the Affordable Care Act and the resulting impact on our business is thus uncertain and could be material.

        In addition, many states have proposed legislation that seeks to indirectly or directly regulate pharmaceutical drug pricing by requiring biopharmaceutical manufacturers to publicly report proprietary pricing information or to place a maximum price ceiling on pharmaceutical products purchased by state agencies. If such proposed legislation is passed, we may experience additional pricing pressures on our products. For example, in October 2017, California's governor signed a prescription drug price transparency state bill into law, requiring prescription drug manufacturers to provide advance notice and explanation for price increases of certain drugs that exceed a specified threshold. Similar bills have been previously introduced at the federal level, and the Trump administration has focused attention on proposed efforts to curb prescription drug prices. In May 2018, President Trump and the Health and Human Services (HHS) Secretary released the American Patients First blueprint, which included measures to increase generic drug and biosimilar competition, the ability of the Medicare program to negotiate drug prices, public transparency regarding drug prices and information available to beneficiaries regarding ways to lower out-of-pocket costs. The Trump administration has begun implementing many of these measures, and in October 2018, President Trump proposed a demonstration project to establish an "international pricing index" that would be used as a benchmark in deciding how much to pay for Medicare Part B drugs. The potential effect of health insurance market destabilization during ongoing repeal and replace discussions, as well as the impact of potential changes to the way the Medicaid program is financed, will likely affect patients' sources of insurance and resultant drug coverage. In addition to the Trump administration's proposals, discussions continue at the federal level regarding policies that would require manufacturers to pay higher rebates in Medicare Part D, give states more flexibility on drugs that are covered under the Medicaid program, permit the re-importation of prescription medications from Canada or other countries and other policy proposals that could impact reimbursement for our products. It is difficult to predict the impact, if any, of any such legislation, executive actions or Medicaid flexibility on the use and reimbursement of our products in the United States, including the potential for the importation of generic versions of our products.

        On January 31, 2019, the U.S. Department of Health and Human Services released a proposal to revise the federal Anti-Kickback Statute safe harbor regulations to exclude from safe harbor protection certain rebates and other forms of remuneration paid by a manufacturer of prescription drugs to Medicaid managed care organizations or plan sponsors under Medicare Part D, either directly or through pharmacy benefit managers.

        In addition, state Medicaid programs could request additional supplemental rebates on our products as a result of the increase in the federal base Medicaid rebate. Private insurers could also use the enactment of these increased rebates to exert pricing pressure on our products, and to the extent that private insurers or managed care programs follow Medicaid coverage and payment developments, the adverse effects may be magnified by private insurers adopting lower payment schedules.

Reports of actual or perceived side effects and adverse events associated with our products, such as sepsis, could cause physicians and patients to avoid or discontinue use of our products in favor of alternative treatments.

        Reports of side effects and adverse events associated with our products could have a significant adverse impact on the sale of our products. An example of a known risk associated with intravenous Remodulin is sepsis, which is a serious and potentially life-threatening infection of the bloodstream caused by a wide variety of bacteria. Intravenous Remodulin is infused continuously through a catheter placed in a large vein in the patient's chest, and sepsis is a known risk associated with this type of delivery. In addition, Unituxin is associated with severe side effects, and its label contains a boxed warning related to potential infusion reactions and neurotoxicity. Development of new products, and new formulations and indications for existing products, could result in new side effects and adverse events which may be serious in nature. Concerns about side effects may affect a physician's decision to prescribe or a patient's willingness to use our products.

Negative attention from special interest groups may impair our business.

        As is common with pharmaceutical and biotechnology companies, our early-stage research and development involves animal testing required by regulatory authorities, which we conduct both directly and through contracts with third parties. Our xenotransplantation and regenerative medicine programs rely heavily on the use of animals to manufacture and test our products. Certain special interest groups categorically object to the use of animals for research purposes. Any negative attention, threats or acts of vandalism directed against our animal research activities in the future could impede the operation of our business.

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

        The period under which our commercial and developmental therapies are protected by our patent rights is limited. Three of our U.S. patents covering our current methods of synthesizing and producing treprostinil, the active ingredient in Remodulin, Tyvaso and Orenitram, expired in October 2017, and three more will expire in 2028. Our patents related to our individual treprostinil-based products expire at various times between 2018 and 2031. We settled patent litigation with Sandoz, Teva, Par and Dr. Reddy's, and entered into settlement agreements permitting them to launch generic versions of Remodulin in the United States in June 2018 (Sandoz) and December 2018 (Teva, Par and Dr. Reddy's). We anticipate one or more of these companies will launch their generic versions of Remodulin in the United States in 2019. We also settled patent litigation with Actavis and Watson, and entered into settlement agreements permitting them to launch generic versions of Orenitram and Tyvaso in the United States in June 2027 and January 2026, respectively, although each may be permitted to enter the market earlier under certain circumstances.

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

        We continue to conduct research into new methods to synthesize treprostinil and have pending U.S. and international patent applications and patents related to such methods. We also have additional issued and pending patents covering the use of our existing commercial products in new indications and with new devices. However, we cannot be sure that our existing or any new patents will effectively deter or delay competitors' efforts to bring new products to market, or that additional patent applications will result in new patents. Upon the expiration of any of our patents, competitors may develop generic versions of our products and may market those generic versions at a lower price to compete with our products. Competitors may also seek to design around our patents or exclude patented methods of treatment, such as patent-protected indications, from the label for generic versions of our products in an effort to develop competing products that do not infringe our patents. In addition, patent laws of foreign jurisdictions may not protect our patent rights to the same extent as the patent laws of the United States.

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

        We may borrow up to $1.5 billion under the 2018 Credit Agreement, which matures in June 2023. Currently, our outstanding principal balance is $1.05 billion. Our ability to make payments on or refinance our debt obligations, including any outstanding balance under the 2018 Credit Agreement, and any future debt that we may incur, will depend on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. Our inability to generate sufficient cash flows to satisfy our debt obligations would materially and adversely affect our financial position and results of operations.

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

        We are increasingly dependent on information technology systems and infrastructure, much of which is outsourced to third parties including in "cloud" based platforms. In the ordinary course of our business, we collect, store and use sensitive or confidential data, including intellectual property, our proprietary business information and that of our suppliers, customers and business partners, and personally identifiable information. The secure maintenance of this information is critical to our operations and business strategy. We are subject to laws and regulations in the United States and abroad, such as the Health Insurance Portability and Accountability Act of 1996 and European Union regulations related to data privacy, which require us to protect the privacy and security of certain types of information. Our information technology and infrastructure may be vulnerable to attacks by hackers, breached due to employee error, malfeasance or other disruptions, or subject to system failures. We must continuously monitor and enhance our information security controls to prevent, detect, and/or contain unauthorized activity and malicious software. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or implement adequate preventive measures. Any breaches or failures could compromise sensitive and confidential information stored on our networks or those of third parties and expose such information to public disclosure, loss or theft. Any actual or alleged unauthorized access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, disruption of our operations, and damage to our reputation which could adversely affect our business, financial condition, or results of operations. In addition, remediation, repair and other costs we may incur as a result of any of the foregoing, including increased costs to protect our information technology systems and infrastructure, and increased insurance premiums, could adversely affect our business, financial condition, or results of operations.

The increasing use of social media platforms presents new risks and challenges.

        Social media is increasingly being used to communicate information about our products and the diseases that our therapies are designed to treat. Social media practices in our industry continue to evolve and regulations related to such use are not always clear. This evolution creates uncertainty and risk of noncompliance with regulations applicable to our business. For example, patients and others may use social media channels to comment on the effectiveness of a product or to report an alleged adverse event. When such disclosures occur, we may fail to monitor and comply with applicable adverse event reporting obligations or we may not be able to defend against political and market pressures generated by social media due to restrictions on what we may say about our products. There is also a risk of inappropriate disclosure of sensitive information or negative or inaccurate comments about us on any social networking website. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face overly restrictive regulatory actions or incur other harm to our business.

Tax legislation may materially adversely affect us.

        Tax laws are dynamic and continually changing as new laws are passed and new interpretations of existing laws are issued or applied. Governmental tax authorities are increasingly scrutinizing the tax positions of companies. If federal, state or foreign tax authorities change applicable tax laws or issue new guidance, our overall taxes could increase, and our business, financial condition or results of operations may be adversely impacted.

If we are not able to successfully identify, finance, consummate and/or integrate acquisitions, our business operations and financial position could be adversely affected.

        In August 2018 we acquired SteadyMed. We also entered into several in-licenses related to ongoing development programs in 2018, including our license with Arena related to ralinepag and our license with MannKind related to Treprostinil Technosphere. We may continue to seek to expand in part through acquisitions of complementary businesses, products and technologies, through business combinations or in-licenses. The success of this strategy will depend on our ability to identify, and the availability of, suitable acquisition candidates. We may incur costs in the preliminary stages of an acquisition, but may ultimately be unable or unwilling to consummate the proposed transaction for various reasons. In addition, acquisitions involve numerous risks, including the ability to realize or capitalize on anticipated synergies; managing the integration of personnel, products and acquired infrastructure and controls; potential increases in operating costs; managing geographically remote operations; the diversion of management's attention from other business concerns and potential disruptions in ongoing operations during integration; the inherent risks in entering markets and sectors in which we have either limited or no direct experience; and the potential loss of key employees, clients or vendors and other business partners of the acquired companies. External factors, such as compliance with laws and regulations, may also impact the successful integration of an acquired business. Acquisitions could result in dilutive issuances of equity securities, the incurrence of debt, one-time write-offs of goodwill and substantial amortization expenses of other intangible assets. We may be unable to obtain financing on favorable terms, or at all, if necessary to finance future acquisitions, which may make acquisitions impossible or more costly. If we are able to obtain financing, the terms may be onerous and restrict our operations. Further, certain acquisitions may be subject to regulatory approval, which can be time consuming and costly to obtain or may be denied, and if obtained, the terms of such regulatory approvals may impose limitations on our ongoing operations or require us to divest assets.

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

        The price of common stock can be highly volatile within the pharmaceutical and biotechnology sector. Consequently, there can be significant price and volume fluctuations in the market that may not relate to operating performance. The following table sets forth the high and low closing prices of our common stock for the periods indicated:

	High	Low
January 1, 2018 - December 31, 2018	$151.94	$101.14
January 1, 2017 - December 31, 2017	$168.42	$114.60
January 1, 2016 - December 31, 2016	$155.54	$98.33

        The price of our common stock could decline sharply due to the following factors, among others:

  •
  Failure to meet our estimates or expectations, or those of securities analysts;

  •
  Quarterly and annual financial results;

  •
  Timing of enrollment and results of our clinical trials, including the anticipated announcement of our BEAT and DISTINCT phase III clinical studies;

  •
  Announcements regarding generic or other challenges to the intellectual property related to our products, the launch of generic versions of our products, and the impact of generic competition on our revenues;

  •
  Announcements regarding our efforts to obtain FDA approval of new products, such as RemUnity and Trevyent, and the timing and success of our launch of new products, such as the Implantable System for Remodulin;

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

        We enter into certain license agreements that generally prohibit our counterparties or their affiliates from taking necessary steps to acquire or merge with us, directly or indirectly throughout the term of these agreements, plus a specified period thereafter. We are also party to certain license agreements that restrict our ability to assign or transfer the rights licensed to us to third parties, including parties with whom we wish to merge, or those attempting to acquire us. These agreements often require that we obtain prior consent of the counterparties to these agreements if we contemplate a change of control. If these counterparties withhold consent, related agreements could be terminated and we would lose related license rights. For example, Lilly, Samumed, MannKind and Toray Industries, Inc. have the right to terminate our license agreements related to Adcirca, SM04646, Treprostinil Technosphere and esuberaprost, respectively, in the event of certain change of control transactions. These restrictive change of control provisions could impede or prevent mergers or other transactions that could benefit our shareholders.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Maryland—We own and occupy a 353,000 square foot combination laboratory and office building complex in Silver Spring, Maryland that serves as our co-headquarters and is used for commercial manufacturing. These manufacturing activities include the synthesis of treprostinil, the active ingredient in Remodulin and Tyvaso, and treprostinil diolamine, the active ingredient in Orenitram, as well as dinutuximab, the active ingredient in Unituxin. We also manufacture finished Remodulin, Tyvaso and Unituxin in our Silver Spring complex. We own several other buildings in Silver Spring used principally for office and laboratory space. We are constructing a 29,000 square foot facility in Silver Spring to serve as a monoclonal antibody manufacturing site.

        North Carolina—We own a 380,000 square foot combination manufacturing facility and office building in Research Triangle Park, North Carolina (RTP facility), which serves as our co-headquarters and is occupied by our clinical research and development, commercialization and our logistics and manufacturing personnel. We manufacture Orenitram tablets and we package, warehouse and distribute Remodulin, Tyvaso, Orenitram and Unituxin at this location. We also own a 132-acre site containing approximately 330,000 square feet of building space adjacent to our RTP facility, which we use for our research, development and manufacturing facilities related to our lung regeneration program, office space and for future expansion.

        District of Columbia—We own four adjacent buildings in Washington, D.C. totaling 30,000 square feet, which serve as office space.

        Florida—We own two buildings in Brevard County, Florida used for strategic operations and planning. We are also constructing a 75,000 square foot building in Jacksonville, Florida, to serve as a regional ex-vivo lung perfusion facility as part of our collaboration with the Mayo Clinic.

        We believe that these facilities, along with various other owned and leased facilities, are adequate for our current operations and that additional land and facilities for future expansion are reasonably available.

ITEM 3.    LEGAL PROCEEDINGS

        Currently, and from time to time, we are subject to claims in legal proceedings arising in the normal course of business. While we presently believe that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, cash flows or results of operations, legal proceedings are inherently uncertain, and unfavorable rulings could, individually or in aggregate, have a material adverse effect on our business, financial condition or operating results. Please refer to Note 17—Litigation, to our consolidated financial statements, which is incorporated herein by reference.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common stock trades on the Nasdaq Global Select Market under the symbol "UTHR".

Number of Holders

        As of February 20, 2019, there were 36 holders of record of our common stock.

Dividend Policy

        We have never paid and have no present intention to pay cash dividends on our common stock in the foreseeable future and our 2018 Credit Agreement contains covenants that may restrict us from doing so. We intend to retain any earnings for use in our business operations.

Issuer Purchases of Equity Securities

        We did not repurchase any of our outstanding equity securities during the three months ended December 31, 2018, as our most recent share repurchase program was completed in September 2017.

Comparison of Five-Year Total Cumulative Shareholder Return

        The following chart shows the performance from December 31, 2013 through December 31, 2018 of our common stock, compared with an investment in the stocks represented in each of the Nasdaq U.S. Benchmark TR Index and the Nasdaq ICB: 4577 Pharmaceutical Stock Index, assuming the investment of $100 at the beginning of the period and the reinvestment of dividends, if any.

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

	Year Ended December 31,
	2018	2017	2016	2015	2014
Consolidated Statements of Operations Data:
Revenues	$1,627.8	$1,725.3	$1,598.8	$1,465.8	$1,288.5
Operating income	$805.4	$814.9	$1,061.7	$699.0	$538.8
Net income	$589.2	$417.9	$713.7	$651.6	$340.1
Net income per common share:
Basic(1)	$13.54	$9.50	$16.29	$14.17	$7.06
Diluted(1)	$13.39	$9.31	$15.25	$12.72	$6.28

	As of December 31,
	2018	2017	2016	2015	2014
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable investments	$1,858.5	$1,430.1	$1,053.1	$991.8	$818.2
Total assets	$3,401.0	$2,879.4	$2,325.6	$2,184.4	$1,884.4
Total non-current liabilities	$316.6	$313.7	$130.9	$144.0	$114.5
Total stockholders' equity	$2,788.6	$2,101.8	$1,851.3	$1,588.6	$1,242.4

(1)
Refer to Note 11—Stockholders' Equity—Earnings Per Common Share to our consolidated financial statements for the computation of basic and diluted net income per share.

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

  •
  Tyvaso, an inhaled formulation of treprostinil, approved by the FDA and regulatory authorities in Argentina and Israel to improve exercise ability in PAH patients.

  •
  Orenitram, a tablet dosage form of treprostinil approved by the FDA to improve exercise capacity in PAH patients.

  •
  Adcirca, an oral PDE-5 inhibitor approved by the FDA to improve exercise ability in PAH patients.

  •
  Unituxin, a monoclonal antibody approved by the FDA and Health Canada for the treatment of high-risk neuroblastoma.

        For additional detail regarding our commercial products, see Item 1—Business—Our Commercial Products.

Research and Development

        We are engaged in research and development of new formulations, indications and delivery devices for our existing products. In particular, we are developing the Implantable System for Remodulin and the RemUnity system for delivery of intravenous and subcutaneous Remodulin, respectively. We are studying Tyvaso in patients with WHO Group 3 pulmonary hypertension and Orenitram in patients with WHO Group 2 pulmonary hypertension. We are also studying dinutuximab in patients with small cell lung cancer.

        In addition, we are developing new products to treat PAH (esuberaprost, RemoPro, Treprostinil Technosphere, Trevyent, ralinepag and Aurora-GT), as well as a product to treat IPF (SM04646). We are also heavily engaged in early-stage research and development of a number of organ transplantation-related technologies including regenerative medicine, xenotransplantation, biomechanical lungs and ex-vivo lung perfusion. Finally, we are engaged in additional, early-stage research and development efforts in PAH and other diseases. For additional detail regarding our research and development programs, see Item 1—Business—Research and Development.

Revenues

        Our net product sales consist of sales of the five commercial products noted above. We have entered into separate, non-exclusive distribution agreements with Accredo and CVS Specialty to distribute Remodulin, Tyvaso and Orenitram in the United States, and we have entered into an exclusive distribution agreement with ASD to distribute Unituxin in the United States. We also sell Remodulin and Tyvaso to distributors internationally. We sell Adcirca through Lilly's pharmaceutical wholesale network. To the extent we have increased the price of any of these products, increases have typically been in the single-digit percentages per year, except for Adcirca, the price of which is set solely by Lilly. In 2018, revenues were higher than we anticipated due to a delay in the launch of generic Adcirca; despite loss of regulatory exclusivity in May 2018, generic Adcirca sales did not commence until August 2018. In 2019, we anticipate revenues will decrease as compared to 2018 because generic Adcirca will be available for the full year in 2019, as compared to only the last four months of 2018. Additional downward pressure on 2019 revenues could result, to a lesser degree, from the launch of a generic version of Remodulin in Austria in January 2019 and the anticipated launch of generic versions of Remodulin in 2019 in the U.S. and other countries in Europe. Longer term, we believe our pipeline of new products and potential label expansions for existing products should result in a return to revenue growth potentially as soon as 2020, although the precise timing depends on a number of factors, including factors that we cannot control. Refer to the risks identified in Part I, Item 1A—Risk Factors, included in this Report.

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

        On August 30, 2018, we completed the Merger. At the effective time of the Merger, each SteadyMed ordinary share was converted into the right to receive (1) $4.46 in cash, representing aggregate consideration payable to former holders of SteadyMed securities of approximately $141 million; and (2) one contingent value right, representing the right to receive $2.63 in cash upon the achievement of a milestone defined as 3,000 patients initiating treatment using SteadyMed's Trevyent product on a commercial basis on or before August 30, 2023 (the Milestone). Aggregate contingent consideration of $75.0 million will become payable if the Milestone is achieved. Refer to Note 4—Acquisition, to our consolidated financial statements for additional information.

Recent License Agreements

        During the fourth quarter of 2018, we entered into license agreements with Arena (ralinepag), MannKind (Treprostinil Technosphere) and Samumed (SM04646). For details regarding these license agreements, please see Item 1—Business—Research and Development.

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

        Our operating expenses include the following costs:

  Cost of Product Sales

        Our cost of product sales primarily includes costs to manufacture and acquire products sold to customers, royalty and milestone payments under license agreements granting us rights to sell related products, direct and indirect distribution costs incurred in the sale of products, and the costs of inventory reserves for current and projected obsolescence. These costs also include share-based compensation and salary-related expenses for direct manufacturing and indirect support personnel, quality review and release for commercial distribution, direct materials and supplies, depreciation, facilities-related expenses and other overhead costs. Our cost of product sales for Adcirca increased significantly as a percentage of Adcirca revenues beginning December 1, 2017 as a result of increased royalty and milestone payments, from five percent to an effective rate of approximately 42.5 percent, contained in our amended license agreement with Lilly.

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

  Share-Based Compensation

        Historically, we granted stock options under our Amended and Restated Equity Incentive Plan (the 1999 Plan) and awards under our Share Tracking Awards Plans (STAP). In June 2015, our shareholders approved the United Therapeutics Corporation 2015 Stock Incentive Plan (the 2015 Plan), which authorized the issuance of up to 6,150,000 shares of our common stock, and in June 2018, our shareholders approved a 2,900,000 share increase in the number of shares issuable under the 2015 Plan. Following approval of the 2015 Plan, we ceased granting awards under the STAP and the 1999 Plan, and we modified our equity compensation programs to grant stock options to employees and non-employee directors. In June 2016 and October 2017, we also began issuing restricted stock units to non-employee directors and employees, respectively. The grant date fair values of stock options and restricted stock units are recognized as share-based compensation expense ratably over their vesting periods.

        The fair values of STAP awards and stock option grants are measured using inputs and assumptions under the Black-Scholes-Merton model. The fair value of restricted stock units is measured using our stock price on the date of grant.

        Although we no longer grant STAP awards, we had approximately 2.9 million STAP awards outstanding as of December 31, 2018. We account for STAP awards as liabilities because they are settled in cash. As such, we must re-measure the fair value of STAP awards at the end of each financial reporting period until the awards are no longer outstanding. Changes in our STAP liability resulting from such re-measurements are recorded as adjustments to share-based compensation (benefit) expense and can create substantial volatility within our operating expenses from period to period. The following factors, among others, have a significant impact on the amount of share-based compensation (benefit) expense recognized in connection with STAP awards from period to period: (1) volatility in the price of our common stock (specifically, increases in the price of our common stock will generally result in an increase in our STAP liability and related compensation expense, while decreases in our stock price will generally result in a reduction in our STAP liability and related compensation expense); (2) changes in the number of outstanding awards; and (3) changes in the number of vested and unvested awards.

Future Prospects

        As noted above, in 2019 we expect revenues will decrease as compared to 2018, largely due to the anticipated impact of a full year of competition from generic versions of Adcirca, the first of which launched in August 2018, and potentially, to a lesser degree, anticipated generic competition for Remodulin in 2019 in the U.S. and Europe. We believe we can return to revenue growth, potentially as early as 2020, by commercializing six key therapeutic platforms in our pipeline, each of which is comprised of multiple enabling technologies:

Platform	Enabling Technologies
Remodulin (parenteral treprostinil)	RemUnity, Implantable System for Remodulin, Trevyent, RemoLife
Tyvaso (inhaled treprostinil)	BEAT study, INCREASE study, PERFECT study, Spiresta, Treprostinil Technosphere
Orenitram (oral treprostinil)	FREEDOM-EV results, SOUTHPAW
Unituxin (dinutuximab)	DISTINCT study (small cell lung cancer), humanized dinutuximab, and additional GD2-expressing tumors
New Chemical Entities and New Biologics	ralinepag, esuberaprost, SM04646, SAPPHIRE (gene therapy), Unexisome™ (exosome product for the treatment of bronchopulmonary dysplasia)
Organ Manufacturing and Transplantation	xenotransplantation, three-dimensional organ printing, regenerative medicine, ex-vivo lung perfusion

        We believe this diverse portfolio of six therapeutic platforms with multiple enabling technologies each will lead to significant revenue growth over the medium- and longer-term. For further details regarding our research and development initiatives, please see Item 1—Business—Research and Development.

        Our ability to achieve these objectives, grow our business and maintain profitability will depend on many factors, including among others: (1) the timing and outcome of preclinical research, clinical trials and regulatory approvals for products we develop; (2) the timing and degree of our success in commercially launching new products; (3) the demand for our products; (4) the price of our products and the reimbursement of our products by public and private health insurance organizations; (5) the competition we face within our industry, including competition from generic companies; (6) our ability to effectively manage our business in an increasingly complex legal and regulatory environment; (7) our ability to defend against challenges to our patents; and (8) the risks identified in Part I, Item 1A—Risk Factors, included in this Report.

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

Results of Operations

Revenues

        The following table presents the components of total revenues (dollars in millions):

	Year Ended December 31,			Percentage Change
	2018	2017	2016	2018 v. 2017	2017 v. 2016
Net product sales:
Remodulin	$599.0	$670.9	$602.3	(10.7)%	11.4%
Tyvaso	415.2	372.9	404.6	11.3%	(7.8)%
Adcirca	323.7	419.7	372.2	(22.9)%	12.8%
Orenitram	205.1	185.8	157.2	10.4%	18.2%
Unituxin	84.8	76.0	62.5	11.6%	21.6%

Total revenues	$1,627.8	$1,725.3	$1,598.8	(5.7)%	7.9%

  2018 Compared to 2017

        Revenues for the year ended December 31, 2018 decreased by $97.5 million as compared to the same period in 2017.

        Remodulin net product sales decreased by $71.9 million in 2018 as compared to 2017. International Remodulin net product sales decreased by $90.0 million, primarily due to the transfer of additional regulatory and commercial responsibilities to an international distributor in 2017. As a result of this transfer, in 2017 we recognized $47.4 million of net product sales related to the one-time purchase of Remodulin inventory by that distributor and we reduced the price at which we sell Remodulin to that distributor. The remaining decrease was primarily due to a reduction in quantities shipped to that distributor. U.S. Remodulin net product sales increased by $18.1 million, primarily due to a price increase that was implemented in April 2018, which was the first price increase for Remodulin since 2010, and an increase in the number of patients being treated with Remodulin. These increases were partially offset by the one-time $4.5 million impact of a change in contractual minimum inventory levels with a U.S. distributor, as discussed below.

        Tyvaso net product sales increased by $42.3 million in 2018 as compared to 2017. This increase was primarily due to price increases that were implemented in April 2017 and January 2018; the reversal in the fourth quarter of 2018 of an estimated $15.4 million liability for Medicaid rebates, of which $13.6 million was initially recorded in 2017; and an increase in the number of patients being treated with Tyvaso. These increases were partially offset by the impact of replacing $6.2 million of commercial Tyvaso product that our specialty pharmaceutical distributor previously used in connection with a clinical trial; and the one-time $3.5 million impact of a change in contractual minimum inventory levels with a U.S. distributor, as discussed below.

        Adcirca net product sales decreased by $96.0 million in 2018 as compared to 2017. This decrease was primarily due to a decrease in bottles sold due to the launch of a generic version of Adcirca in August 2018, and was partially offset by price increases that were implemented by Lilly in May 2017 and January 2018. In addition, we increased our allowance for product returns for Adcirca by $16.4 million in 2018 based on our estimates of inventory held by distributors and other downstream customers that would expire unsold as a result of the increased use of a generic version of Adcirca. See the tables in the Gross-to-Net Deductions section below for more information on the liability balances related to our allowance for product returns.

        Orenitram net product sales increased by $19.3 million in 2018, as compared to 2017, primarily due to an increase in the number of patients being treated with Orenitram, a price increase that was implemented in January 2018, and the one-time $3.7 million impact of a change in contractual minimum inventory levels with a U.S. distributor, as discussed below.

        Unituxin net product sales increased by $8.8 million in 2018, as compared to 2017, primarily due to an increase in the number of vials sold and price increases that were implemented in April and December 2017.

        During the fourth quarter of 2017, we amended our agreements with one of our U.S. specialty pharmacy distributors, in part to make the monthly minimum inventory requirement consistent across Remodulin, Tyvaso, and Orenitram. This change resulted in a one-time decrease in total net product sales of $4.3 million as the distributor adjusted to the new contractual inventory requirement levels in the first quarter of 2018. On an individual product basis, net product sales of Remodulin decreased by $4.5 million, net product sales of Tyvaso decreased by $3.5 million, and net product sales of Orenitram increased by $3.7 million.

  2017 Compared to 2016

        Revenues for the year ended December 31, 2017 increased by $126.5 million as compared to the same period in 2016.

        Remodulin net product sales increased by $68.6 million in 2017 as compared to 2016. International Remodulin net product sales increased by $52.8 million, primarily due to the transfer of additional regulatory and commercial responsibilities to an international distributor in 2017. As a result of this transfer, in 2017 we recognized $47.4 million of net product sales related to the one-time purchase of Remodulin inventory by that distributor. U.S. Remodulin net product sales increased by $15.8 million, due to an increase in the number of patients being treated with Remodulin.

        Tyvaso net product sales decreased by $31.7 million in 2017 as compared to 2016. This decrease was primarily due to a net decrease in the number of patients being treated with Tyvaso, which we believe was driven by the availability of oral prostacyclin-class therapies and the increased propensity to treat patients with multiple oral therapies earlier in their disease progression, which can delay the need to prescribe inhaled therapies such as Tyvaso. The remaining decrease resulted from an additional one-time $11.1 million liability for estimated Medicaid rebates recorded in 2017 related to Tyvaso sales prior to January 1, 2017. These decreases were partially offset by a price increase implemented in April 2017.

        Adcirca net product sales increased by $47.5 million in 2017, as compared to 2016, primarily due to price increases implemented by Lilly in June and December 2016 and May 2017.

        Orenitram net product sales increased by $28.6 million in 2017, as compared to 2016, primarily due to an increase in the number of patients being treated with Orenitram.

        Unituxin net product sales increased by $13.5 million in 2017, as compared to 2016, primarily due to an increase in the number of vials sold and price increases implemented in April and December 2017.

  Gross-to-Net Deductions

        We recognize revenues net of: (1) rebates and chargebacks; (2) prompt pay discounts; (3) allowances for sales returns; and (4) distributor fees. These are referred to as gross-to-net deductions and are primarily based on historical experiences and contractual and statutory requirements. We currently estimate our allowance for sales returns using reports from our distributors and available industry data, including our estimates of inventory remaining in the distribution channel. The tables below include a reconciliation of the accounts associated with these deductions (in millions):

	Year Ended December 31, 2018
	Rebates and Chargebacks	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, January 1, 2018	$74.0	$4.7	$7.2	$3.4	$89.3
Provisions attributed to sales in:
Current period	232.5	37.7	17.5	19.3	307.0
Prior periods	(8.8)	—	—	—	(8.8)
Payments or credits attributed to sales in:
Current period	(185.4)	(34.7)	—	(14.6)	(234.7)
Prior periods	(57.6)	(4.5)	(2.3)	(3.3)	(67.7)

Balance, December 31, 2018	$54.7	$3.2	$22.4	$4.8	$85.1

	Year Ended December 31, 2017
	Rebates and Chargebacks	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, January 1, 2017	$46.0	$4.3	$7.7	$2.8	$60.8
Provisions attributed to sales in:
Current period	228.2	37.9	0.9	14.5	281.5
Prior periods	13.3	—	—	(0.2)	13.1
Payments or credits attributed to sales in:
Current period	(163.1)	(33.3)	—	(10.9)	(207.3)
Prior periods	(50.4)	(4.2)	(1.4)	(2.8)	(58.8)

Balance, December 31, 2017	$74.0	$4.7	$7.2	$3.4	$89.3

	Year Ended December 31, 2016
	Rebates and Chargebacks	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, January 1, 2016	$44.6	$3.9	$5.3	$2.6	$56.4
Provisions attributed to sales in:
Current period	206.3	36.9	3.2	12.6	259.0
Prior periods	4.0	—	—	—	4.0
Payments or credits attributed to sales in:
Current period	(164.7)	(32.7)	—	(9.8)	(207.2)
Prior periods	(44.2)	(3.8)	(0.8)	(2.6)	(51.4)

Balance, December 31, 2016	$46.0	$4.3	$7.7	$2.8	$60.8

Cost of Product Sales

        The table below summarizes cost of product sales by major category (dollars in millions):

	Year Ended December 31,			Percentage Change
	2018	2017	2016	2018 v. 2017	2017 v. 2016
Category:
Cost of product sales	$201.9	$103.1	$72.1	95.8%	43.0%
Share-based compensation (benefit) expense(1)	(3.2)	2.6	0.6	(223.1)%	333.3%

Total cost of product sales	$198.7	$105.7	$72.7	88.0%	45.4%

(1)
Refer to Share-Based Compensation section below for discussion.

        Cost of Product Sales.    The increase in cost of product sales of $98.8 million for the year ended December 31, 2018, as compared to the same period in 2017, was primarily attributable to a $96.9 million increase in royalty expense for Adcirca. As a result of an amendment to our license agreement with Lilly, our royalty rate on net product sales of Adcirca increased from five percent to an effective rate of approximately 42.5 percent effective December 1, 2017.

        The increase in cost of product sales of $31.0 million for the year ended December 31, 2017, as compared to the same period in 2016, was primarily attributable to a $21.9 million increase in royalty expense for Adcirca noted above. The remaining increase in cost of product sales was primarily attributable to an increase in sales.

Research and Development Expense

        The table below summarizes research and development expense by major category (dollars in millions):

	Year Ended December 31,			Percentage Change
	2018	2017	2016	2018 v. 2017	2017 v. 2016
Category:
Research and development projects	$370.0	$256.4	$157.6	44.3%	62.7%
Share-based compensation (benefit) expense(1)	(12.1)	8.2	(10.0)	(247.6)%	182.0%

Total research and development expense	$357.9	$264.6	$147.6	35.3%	79.3%

(1)
Refer to Share-Based Compensation section below for discussion.

        Research and development projects.    The increase in research and development project expenses of $113.6 million for the year ended December 31, 2018, as compared to the same period in 2017, was driven by the continued investment in our product pipeline, which includes multiple phase III clinical trials in cardiopulmonary diseases and oncology as well as programs in regenerative medicine and organ manufacturing. Research and development expense for the treatment of cardiopulmonary diseases increased by $95.9 million for the year ended December 31, 2018, as compared to the same period in 2017, due to up-front payments of $55.0 million under our licensing and research agreements with MannKind and $10.0 million under our licensing agreement with Samumed, increased spending of $22.9 million on the development of drug delivery devices, including the Implantable System for Remodulin and RemUnity, and increased spending on several clinical and non-clinical studies. Research and development expense for cancer-related projects increased by $13.9 million for the year ended December 31, 2018, as compared to the same period in 2017, due to an increase in spending on the DISTINCT study. Research and development expenses for organ manufacturing projects increased by

$3.9 million for the year ended December 31, 2018, as compared to the same period in 2017, due to increased preclinical work on technologies designed to increase the supply and distribution of transplantable organs and tissues.

        The increase in research and development projects of $98.8 million for the year ended December 31, 2017, as compared to the same period in 2016, was driven by the expansion of our pipeline programs to treat cardiopulmonary disease and cancer and to develop technologies in organ manufacturing. Research and development expense for the treatment of cardiopulmonary diseases increased by $38.4 million for the year ended December 31, 2017, as compared to the same period in 2016, due to increased spending on several clinical and non-clinical studies, including FREEDOM-EV, INCREASE and SOUTHPAW, on the development of new drug products, including RemoPro, and drug delivery device developments, including the Implantable System for Remodulin and the RemUnity system. The increases in research and development expenses were partially offset by a decrease in expenses for esuberaprost formulation and the related BEAT study, as the clinical trial was fully enrolled in March 2017. Research and development expense for cancer-related projects increased by $21.3 million for the year ended December 31, 2017, as compared to the same period in 2016, due to an increase in spending on the DISTINCT study. Research and development expenses for organ manufacturing projects increased by $36.3 million for the year ended December 31, 2017, as compared to the same period in 2016, due to increased preclinical work on technologies designed to increase the supply and distribution of transplantable organs and tissues.

  Selling, General and Administrative Expense

        The table below summarizes selling, general and administrative expense by major category (dollars in millions):

	Year Ended December 31,			Percentage Change
	2018	2017	2016	2018 v. 2017	2017 v. 2016
Category:
General and administrative	$217.8	$203.1	$210.7	7.2%	(3.6)%
Sales and marketing	59.1	64.3	84.6	(8.1)%	(24.0)%
Share-based compensation (benefit) expense(1)	(11.1)	62.7	21.5	(117.7)%	191.6%

Total selling, general and administrative expense	$265.8	$330.1	$316.8	(19.5)%	4.2%

(1)
Refer to Share-Based Compensation section below for discussion.

        General and administrative.    The increase in general and administrative expenses of $14.7 million for the year ended December 31, 2018, as compared to the same period in 2017, primarily resulted from: (1) a $10.3 million increase in consulting expenses; (2) a $4.7 million increase in compensation due to an increase in staffing; and (3) a $4.4 million increase in acquisition and integration costs related to the SteadyMed acquisition. The increase was partially offset by a $7.1 million decrease in legal fees incurred in connection with intellectual property litigation and the DOJ investigation of our support of 501(c)(3) organizations that provide financial assistance to patients.

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

        Sales and marketing.    The decrease in sales and marketing expenses of $5.2 million for the year ended December 31, 2018, as compared to the same period in 2017, primarily resulted from a decrease in the use of external marketing consultants.

        The decrease in sales and marketing expenses of $20.3 million for the year ended December 31, 2017, as compared to the same period in 2016, primarily resulted from a $11.3 million decrease in compensation and related costs associated with the 2016 consolidation of our sales and marketing staff.

Share-Based Compensation

        The table below summarizes share-based compensation expense (benefit) by major category (dollars in millions):

	Year Ended December 31,			Percentage Change
	2018	2017	2016	2018 v. 2017	2017 v. 2016
Category:
Stock options	$58.5	$43.0	$24.8	36.0%	73.4%
Restricted stock units	7.3	2.2	1.1	231.8%	100.0%
Share tracking awards plan	(93.4)	27.1	(15.2)	(444.6)%	278.3%
Employee stock purchase plan	1.2	1.2	1.4	—%	(14.3)%

Total share-based compensation (benefit) expense	$(26.4)	$73.5	$12.1	(135.9)%	507.4%

        The table below summarizes share-based compensation (benefit) expense by line item on our consolidated statements of operations (dollars in millions):

	Year Ended December 31,			Percentage Change
	2018	2017	2016	2018 v. 2017	2017 v. 2016
Cost of product sales	$(3.2)	$2.6	$0.6	(223.1)%	333.3%
Research and development	(12.1)	8.2	(10.0)	(247.6)%	182.0%
Selling, general and administrative	(11.1)	62.7	21.5	(117.7)%	191.6%

Total share-based compensation (benefit) expense	$(26.4)	$73.5	$12.1	(135.9)%	507.4%

        Share-based compensation.    The increase in share-based compensation benefit of $99.9 million for the year ended December 31, 2018, as compared to the same period in 2017, was primarily due to a $120.5 million increase in STAP benefit related to a decrease in our stock price during 2018, partially offset by: (1) a $15.5 million increase in stock option expense due to additional awards granted and outstanding in 2018; and (2) a $5.1 million increase in restricted stock unit expense due to additional awards granted and outstanding in 2018. We began granting restricted stock units in 2016 and expect the share-based compensation for restricted stock units to increase in the future as additional restricted stock units are granted. Refer to Note 10—Share-Based Compensation, to our consolidated financial statements for more information.

        The increase in share-based compensation expense of $61.4 million for the year ended December 31, 2017, as compared to the same period in 2016, was primarily due to: (1) a $42.3 million increase in STAP expense related to an increase in our stock price during 2017 and the continued vesting of outstanding awards; and (2) an $18.2 million increase in stock option expense due to additional awards granted and outstanding in 2017.

Settlement of Loss Contingency

        In December 2017, we entered into a civil Settlement Agreement with the U.S. Government to resolve a DOJ investigation related to our support of 501(c)(3) organizations that provide financial assistance to patients. During the second quarter of 2017, we recorded a $210.0 million accrual related to this matter, and ultimately paid this amount, plus interest, to the U.S. Government upon settlement. This matter is described in more detail in Note 17—Litigation—Department of Justice Subpoena, to our consolidated financial statements.

Impairments of Investments in Privately-Held Companies

        During the years ended December 31, 2018 and 2017, we recorded $53.5 million and $49.6 million of impairment charges, respectively, related to our investments in privately-held companies. There were no such impairment charges in the year ended December 31, 2016.

Income Tax Expense

        The provision for income taxes was $169.7 million for the year ended December 31, 2018, compared to $351.6 million for the same period in 2017. Our 2018 effective tax rate (ETR) decreased compared to 2017 due to the impacts of The Tax Cuts and Jobs Act (Tax Reform) and the nondeductible portion of an accrual in 2017 in connection with a civil settlement with the Department of Justice. For the years ended December 31, 2018, 2017 and 2016, the effective tax rates were approximately 22 percent, 46 percent and 33 percent, respectively. For additional details, refer to Note 12—Income Taxes to our consolidated financial statements.

        Tax Reform has multiple provisions that impacted our tax expense. The significant impacts were a reduction in the U.S. federal corporate tax rate from 35 percent to 21 percent, additional limitations on deductions for executive compensation, a reduction of the Orphan Drug Credit, repeal of the Section 199 deduction for domestic manufacturing activities, and the introduction of the foreign derived intangible income (FDII) deduction.

        On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 to address the application of U.S. GAAP in situations when a registrant did not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of Tax Reform. As a result of changes under Tax Reform, we recognized a provisional amount of $71.0 million of additional tax expense in our consolidated financial statements for the year ended December 31, 2017. The measurement period prescribed under SAB 118 ended on December 22, 2018 and our analysis and accounting for Tax Reform has been completed as of this date. We recognized a reduction of tax expense of $1.8 million for the year ended December 31, 2018 due to refinements that were made during the measurement period to the calculation of the foreign elements of Tax Reform.

        Going forward, we expect to continue to maintain the lower effective tax rate as a result of Tax Reform, principally driven by the reduced federal corporate tax rate and FDII deduction, and partially offset by the reduction of the Orphan Drug Credit and the repeal of the Section 199 deduction.

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

Financial Condition, Liquidity and Capital Resources

        We have funded our operations principally through sales of our commercial products and, from time-to-time, third-party financing arrangements. We believe that our current liquidity is sufficient to fund ongoing operations and future business plans as we expect long-term demand for our commercial products, other than Adcirca, to continue to grow. Furthermore, our customer base remains stable and we believe it presents minimal credit risk. However, any projections of future cash flows are inherently subject to uncertainty and we may seek other forms of financing. In June 2018, we entered into a credit agreement (the 2018 Credit Agreement), which provides an unsecured, revolving line of credit of up to $1.0 billion and a second unsecured revolving credit facility of up to $500.0 million (which facilities may, at our request, be increased by up to $300.0 million in the aggregate subject to obtaining commitments from existing or new lenders for such increase and satisfying other conditions), with a current maturity date of June 2023, of which $250.0 million was drawn and outstanding as of December 31, 2018 and $1,050.0 million was outstanding as of February 27, 2019. See Unsecured Revolving Credit Facility below for further details.

  Cash and Cash Equivalents and Marketable Investments

        Cash and cash equivalents and marketable investments comprise the following (dollars in millions):

	Year Ended December 31,		Percentage Change
	2018	2017	2018 v. 2017
Cash and cash equivalents	$669.2	$705.1	(5.1)%
Marketable investments—current	746.7	222.3	235.9%
Marketable investments—non-current	442.6	502.7	(12.0)%

Total cash and cash equivalents and marketable investments	$1,858.5	$1,430.1	30.0%

        The increase of $428.4 million in our cash and cash equivalents and marketable investments was primarily due to: (1) $778.4 million in cash generated from operations; and (2) $15.6 million of proceeds from the exercise of stock options, partially offset by: (1) $184.4 million in cash paid to purchase property, plant and equipment; (2) $124.1 million in cash paid related to the acquisition of SteadyMed, net of cash acquired; (3) $46.0 million in deposits; (4) $13.2 million in cash paid for debt issuance costs; and (5) $5.0 million in cash paid for an investment in a privately-held company.

  Cash Flows

        Cash flows comprise the following (dollars in millions):

	Year Ended December 31,			Percentage Change
	2018	2017	2016	2018 v. 2017	2017 v. 2016
Net cash provided by operating activities	$778.4	$474.2	$643.6	64.2%	(26.3)%
Net cash (used in) provided by investing activities	$(820.6)	$(835.6)	$48.3	1.8%	NM (1)
Net cash provided by (used in) financing activities	$6.3	$43.3	$(497.7)	(85.5)%	108.7%

(1)
Calculation is not meaningful.

  Operating Activities

        Our operating assets and liabilities consist primarily of accounts receivable, inventories, accounts payable, accrued expenses, liabilities for our STAP awards and tax-related payables and receivables.

        The increase of $304.2 million in net cash provided by operating activities for the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to: (1) a $244.2 million decrease in cash paid for income taxes; and (2) a $210.0 million decrease in cash paid to settle a loss contingency, partially offset by: (1) a $96.9 million increase in the royalty expense for Adcirca; and (2) $65.0 million of upfront payments under our licensing agreements with MannKind and Samumed.

        The decrease of $169.4 million in net cash provided by operating activities for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to: (1) a $210.0 million paid to settle a loss contingency; and (2) a $78.4 million net cash outflow due to changes in other operating assets and liabilities. The decrease was partially offset by: (1) a $126.5 million increase in revenues during the year, which resulted in higher cash collections; and (2) a $15.5 million decrease in cash paid for income taxes due to timing of payments.

  Investing Activities

        The decrease of $15.0 million in net cash used in investing activities for the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to: (1) a $236.2 million decrease in cash used for net purchases of available-for-sale, held-to-maturity and other investments; and (2) a $55.4 million decrease in cash paid to purchase investments in privately held companies, partially offset by: (1) $124.1 million in net cash paid related to the acquisition of SteadyMed; (2) a $98.1 million increase in cash paid to purchase property, plant and equipment; (3) $46.0 million in deposits; and (4) a $8.3 million decrease in cash proceeds from the sale of property, plant and equipment.

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

  Financing Activities

        The decrease of $37.0 million in net cash provided by financing activities for the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to: (1) $24.3 million decrease in proceeds from stock option exercises; and (2) $12.5 million increase in payments of debt issuance costs primarily related to the 2018 Credit Agreement.

        The increase of $541.0 million in net cash provided by financing activities for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to: (1) a $250.0 million in proceeds from borrowing under our line of credit used to fund the ASR described in Note 8—Debt—Unsecured Revolving Credit Facility—2016 Credit Agreement, to our consolidated financial statements; (2) a $250.0 million decrease in repurchases of our common stock; and (3) a $32.2 million increase in proceeds from stock option exercises.

        In October 2015, our Board of Directors authorized a new program for the repurchase of up to $500.0 million of our common stock in open or privately negotiated transactions, at our discretion. This program was effective from January 1, 2016 to December 31, 2016. In the aggregate, we repurchased approximately 4.2 million shares of common stock under this program for $500.0 million.

  Unsecured Revolving Credit Facility

        In June 2018, we entered into a credit agreement (the 2018 Credit Agreement) providing for an unsecured revolving credit facility of up to $1.5 billion. On June 27, 2018, we borrowed $250.0 million under this facility and used the funds to repay outstanding indebtedness under the existing credit agreement (the 2016 Credit Agreement). In January 2019, we borrowed an additional $800.0 million under this facility and used the funds for an upfront payment related to the global license agreement with Arena. The aggregate balance of $250.0 million remained outstanding as of December 31, 2018, and $1,050.0 million was outstanding as of February 27, 2019. Refer to Note 8—Debt—Unsecured Revolving Credit Facility—2018 Credit Agreement, to our consolidated financial statements.

Contractual Obligations

        At December 31, 2018, we had the following contractual obligations (in millions):

	Payments Due by Period
	Total	Less than 1 year	2 - 3 Years	4 - 5 Years	More than 5 Years
Operating lease obligations	$11.5	$4.7	$4.2	$2.0	$0.6
Long-term debt obligations(1)	319.7	13.9	27.9	277.9	—
Obligations under the STAP(2)	64.8	64.8	—	—	—
Obligations under the SERP(3)	76.7	19.9	—	5.2	51.6
Purchase obligations(4)	430.6	298.0	77.9	27.1	27.6

Total(5)	$903.3	$401.3	$110.0	$312.2	$79.8

(1)
Long-term debt obligations include future interest payments on our LIBOR-based variable rate obligations under the 2018 Credit Agreement. The 2018 Credit Agreement will mature five years after the closing date of the agreement. Refer to Note 8—Debt to our consolidated financial statements for further details.

(2)
Estimated based on the intrinsic value of exercisable outstanding STAP awards as of December 31, 2018. Refer to Note 10—Share-based Compensation to our consolidated financial statements for further details.

(3)
Consists of actuarially derived, undiscounted, estimated future payouts of benefits. Refer to Note 13—Employee Benefit Plans—Supplemental Executive Retirement Plan to our consolidated financial statements for further details.

(4)
Purchase obligations primarily include: (1) commitments related to research and development (including clinical trials) for new and existing products; (2) open purchase orders for capital expenditures primarily related to our continued investment in construction of additional facilities to support the development and commercialization of our products and technologies; and (3) open purchase orders for the acquisition of goods and services in the ordinary course of business. Our obligation to pay certain of these amounts may be reduced based on certain future events.

(5)
In addition to amounts in the table above, we are contractually obligated to pay additional amounts upon the achievement of various development, regulatory and commercial milestones for agreements we have entered into with third parties. These payments are contingent upon the occurrence of various future events, some of which have a high degree of uncertainty of occurring. These contingent payments have not been included in the table above, and, except with respect to the fair value of the contingent consideration obligations, are not recorded on our consolidated balance sheets. The table above does not include the $800.0 million upfront payment made to Arena in January 2019 related to the global license agreement. Refer to Note 18—Subsequent Events to our consolidated financial statements for further details.

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

  Obligations Under License and Assignment Agreements

        Historically, we paid Lilly a five percent royalty on net product sales of Adcirca. In May 2017, we amended our Adcirca license agreement with Lilly. As a result of this amendment, beginning December 1, 2017, our royalty rate on net product sales of Adcirca increased from five percent to ten percent and we are required to make milestone payments to Lilly equal to $325,000 for each $1,000,000 in net product sales. We pay a single-digit percentage royalty based on net product sales of Orenitram under our license agreement with Supernus. We also pay The Scripps Research Institute a one percent royalty on sales of Unituxin. We have entered into other license rights arrangements under which we are required to make milestone payments upon the achievement of certain developmental and commercialization objectives and royalty payments upon the commercialization of related licensed technology.

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

  Revenue Recognition

        We generate revenues from the sale of our five commercial products: Remodulin, Tyvaso, Orenitram, Unituxin and Adcirca. Revenue is recognized when we transfer control of our products to our distributors, as our contracts have a single performance obligation (delivery of our product). These revenues are subject to various product sales allowances, referred to as gross-to-net deductions, which are deducted from revenues to determine net product sales. For a description of our related accounting policies, refer to Note 2—Summary of Significant Accounting Policies—Revenue Recognition in the consolidated financial statements.

        The following categories of gross-to-net deductions involve the use of significant estimates and judgments and information obtained from external sources.

  Rebates and Chargebacks

        Our most significant rebates relate to our participation in state Medicaid programs and contractual rebates offered to managed care organizations covering Medicare Part D and commercial plans. Chargebacks relate to our participation in programs with the U.S. Department of Veterans Affairs and 340B covered entities. Although we accrue for our allowance for rebates and chargebacks in the same period that we recognize revenue, the actual rebate or chargeback on the sale of our product to a distributor is not invoiced to us until a future period, generally within six months from the date of sale. Due to this time lag, we must estimate the amount of rebates and chargebacks to accrue. As of December 31, 2018, we had a $54.7 million liability related to rebates and chargebacks.

        Estimates associated with our participation in state Medicaid programs are particularly susceptible to adjustment given the extensive time lag that may occur between our recording of an accrual and its ultimate invoicing by individual state Medicaid programs, which can occur up to several years after the sale of our product. Because of the time lag for Medicaid and other rebates, in any particular quarter, our adjustments may incorporate revisions of accruals for prior quarters. Historically, adjustments to our estimates to reflect actual results or updated expectations have not been material to our overall financial results. Provisions attributed to sales in prior periods have been less than one percent of our net product sales for each of the years ended December 31, 2018, 2017 and 2016.

  Allowance for Sales Returns

        The sales terms for Adcirca and Unituxin include return rights; however, we have not recorded an allowance for returns of Unituxin because our historical returns have been insignificant. For our sales of Adcirca, we record an allowance for returns in the same period that we recognize revenue. Return rights extend throughout the distribution channel and allow for returns of expired product for up to 12 months past the product's expiration date. As there are generally 24 to 36 months from the initial sale of Adcirca to its expiration date, we must estimate the amount of product that will be returned. Historically, actual returns have not differed materially from our estimates, and have been less than one percent of our net product sales for each of the years ended December 31, 2018, 2017 and 2016. Following the loss of exclusivity for Adcirca in the second quarter of 2018, we may experience an elevated level of product returns as product inventory remaining in the distribution channel expires.

        For a roll-forward of the liability accounts associated with our gross-to-net deductions, see the section above entitled Results of Operations—Revenues.

  Share-Based Compensation

        Our share-based awards are classified as either liabilities (STAP awards) or as equity (stock options, restricted stock units and rights to purchase stock under our employee stock purchase plan). We recognize related share-based compensation expense based on the fair value of outstanding STAP awards on the grant date and at the end of each reporting period, and based on the grant date fair value of stock options and restricted stock units. With the exception of restricted stock units, we estimate the fair value of all share-based awards using the Black-Scholes-Merton valuation model. We measure the fair value of restricted stock units using the stock price on the grant date. Valuation models, like the Black-Scholes-Merton model, require the use of subjective assumptions that could materially impact the estimation of fair value and related compensation expense to be recognized. These assumptions include the expected volatility of our stock price and the expected term of awards. Developing these assumptions requires the use of judgment. For additional information on the assumptions used in the Black-Scholes-Merton valuation model, see Note 10—Share-Based Compensation, to our consolidated financial statements.

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

  In-Process Research and Development

        As part of our business strategy, we may acquire businesses or in-license the rights to develop and commercialize product candidates. For each in-license transaction, we evaluate whether we have acquired processes or activities along with inputs that would be sufficient to constitute a "business" as defined under GAAP. As defined under GAAP, a "business" consists of inputs and processes applied to those inputs that have the ability to create outputs. Although businesses usually have outputs, outputs are not required for an integrated set of activities to qualify as a business. When we determine that we have not acquired sufficient processes or activities to constitute a business, any up-front payments, as well as pre-commercial milestone payments, are immediately expensed as acquired in-process research and development in the period in which they are incurred. Refer to Note 18—Subsequent Events, to our consolidated financial statements. Milestone payments made to third parties subsequent to regulatory approval are capitalized as intangible assets and amortized over the estimated remaining useful life of the related product.

        Acquired businesses are accounted for using the acquisition method of accounting. The acquisition purchase price is allocated to the net assets of the acquired business at their respective fair values. Amounts allocated to in-process research and development (IPR&D) are recorded at fair value and are considered indefinite-lived intangible assets subject to annual impairment testing until completion or abandonment of the research and development efforts. Upon completion of a project, the carrying value of the related IPR&D is reclassified to intangible assets and is amortized over the estimated useful life of the asset. Our fair value assessments are highly reliant on various assumptions which are considered Level 3 inputs, including estimates of future cash flows (including long-term growth rates), discount rates and the probability of achieving the estimated cash flows. In August 2018, we completed the acquisition of SteadyMed and acquired IPR&D related to the development of Trevyent. We determined the fair value of the acquired IPR&D was $107.3 million based on our fair value assessment which relied on the various assumptions noted above. Refer to Note 4—Acquisition, to our consolidated financial statements.

        IPR&D projects acquired in a business combination which have not reached technological feasibility or lack regulatory approval at the time of acquisition are reviewed for impairment annually,

whenever events or changes in circumstances indicate that the carrying amount may not be recoverable and upon establishment of technological feasibility or regulatory approval. We determine impairment by comparing the fair value of the asset to its carrying value. If the asset's carrying value exceeds its fair value, an impairment charge is recorded for the difference and its carrying value is reduced accordingly.

        Estimating future cash flows of an IPR&D product candidate for purposes of an impairment analysis requires us to make significant estimates and assumptions regarding the amount and timing of costs to complete the project and the amount, timing and probability of achieving revenues from the completed product similar to how the acquisition date fair value of the project was determined, as described above. There are often major risks and uncertainties associated with IPR&D projects as we are required to obtain regulatory approvals in order to be able to market these products. Such approvals require completing clinical trials that demonstrate a product candidate is safe and effective. Consequently, the eventual realized value of the acquired IPR&D project may vary from its fair value at the date of acquisition, and IPR&D impairment charges may occur in future periods which could have a material adverse effect on our results of operations.

  Investments in Privately-Held Companies

        We have investments in several privately-held companies that have a strategic connection to our business, most of which are non-controlling equity investments in the form of preferred stock. Upon adoption of ASU 2016-01 on January 1, 2018, we began to measure these investments using the measurement alternative because the fair values of these investments are not readily determinable. Under the measurement alternative, the investments are measured at cost, less any impairment, adjusted for any observable price changes. We monitor these investments individually for any observable price changes or impairment indicators through our periodic correspondence with the relevant companies. We will adjust the measurement of these investments for observable price changes in orderly transactions for the identical or a similar investment of the same issuer. We consider relevant transactions, including any potential funding opportunities, which occur on or before the balance sheet date in evaluating whether any observable price changes have occurred. When a relevant transaction is identified, a careful review of the rights and obligations of the relevant transaction is necessary to evaluate whether the subsequent transaction is deemed to be a similar or identical investment.

        At each reporting date, we review these investments individually for impairment by evaluating if events or circumstances have occurred that may have a significant adverse effect on their fair value. If such events or circumstances have occurred, we will estimate the fair value of the investment. In such cases, the estimated fair value of the investment is determined using unobservable inputs including assumptions by the company's management. Because several of these companies are in the early startup or development stages, these entities are more likely to be subject to potential changes in cash flows, valuation, and ability to attract new investors which may be necessary for the liquidity needed to support their operations. If we determine that a decline in the value of an investment has occurred, we recognize an impairment loss in the period in which the decline occurs. If facts and circumstances change, we could be required to account for one or more of these investments under the equity method of accounting or consolidate the company's operations for financial accounting purposes. Refer to Note 5—Investments—Investments in Privately-Held Companies, to our consolidated financial statements.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Investment Risk

        As of December 31, 2018, we have invested $1.1 billion in corporate-debt securities and federally-sponsored agencies. The market value of these investments varies inversely with changes in prevailing market interest rates. In general, as interest rates increase, the market value of a debt investment would be expected to decrease. Conversely, as interest rates decrease, the market value of a debt investment would be expected to increase. To date, we have not experienced significant volatility in the value of these investments. However, to address market risk, we invest in debt securities with terms no longer than three years and typically hold these investments to maturity so that they can be redeemed at their stated or face value. Many of our investments may be called by their respective issuers prior to maturity. The following table summarizes the expected maturities and weighted average interest rates as of December 31, 2018 (dollars in millions):

	Expected Maturity
	2019	2020	2021
Held-to-maturity investments	$37.4	$2.2	$—
Available-for-sale investments	705.8	373.0	67.4
Weighted average interest rate	2.6%	2.6%	2.7%

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

  Interest Rate Risk

        As of December 31, 2018 and 2017, we had $250.0 million outstanding on our unsecured revolving credit facility which includes a variable interest rate component. As a result, we are subject to interest rate risk with respect to such floating-rate debt. A 100 basis point increase in the variable interest rate component of our borrowings would increase our annual interest expense by approximately $2.5 million or 18 percent and $2.5 million or 28 percent for the years ended December 31, 2018 and 2017, respectively. In January 2019, we borrowed an additional $800.0 million under this facility and used the funds for an upfront payment related to the global license agreement with Arena. Refer to Note 8—Debt—Unsecured Revolving Credit Facility, to our consolidated financial statements. As a result of the increase in the amount borrowed on our unsecured revolving credit facility, we are subject to increased interest rate risk.

  Stock Price Risk

        As of December 31, 2018 and 2017, we had 2.9 million and 4.1 million awards outstanding under our Share Tracking Awards Plan, respectively. These awards are referred to as "STAP awards." STAP awards convey the right to receive in cash an amount equal to the appreciation of our common stock, which is measured as the increase in the closing price of our common stock between the dates of grant and exercise. As of December 31, 2018 and 2017, the aggregate STAP liability balance was $72.2 million and $241.3 million, respectively. Estimating the fair value of STAP awards requires the use of certain inputs that can materially impact the determination of fair value and the amount of compensation expense (benefit) we recognize. Inputs used in estimating fair value include the price of our common stock, the expected volatility of the price of our common stock, the risk-free interest rate, the expected term of STAP awards, and the expected dividend yield. As of December 31, 2018 and 2017, a one dollar change in our stock price would, holding other factors constant, increase or decrease the fair value of our STAP liability by approximately $1.8 million and $3.4 million, respectively.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED THERAPEUTICS CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of United Therapeutics Corporation

Opinion on the Financial Statements

        We have audited the accompanying consolidated balance sheets of United Therapeutics Corporation (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2019, expressed an unqualified opinion thereon.

Adoption of ASU No. 2014-09

        As discussed in Note 2 to the consolidated financial statements, the Company changed its method for accounting for revenue in 2018 due to the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the amendments in ASUs 2015-14, 2016-08, 2016-10, 2016-12, 2016-20 and 2017-14.

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

        We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2003.
Tysons, Virginia
February 27, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of United Therapeutics Corporation

Opinion on Internal Control over Financial Reporting

        We have audited United Therapeutics Corporation's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, United Therapeutics Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

        As indicated in the accompanying Management Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of SteadyMed Ltd., which is included in the 2018 consolidated financial statements of the Company and constituted four percent of total assets as of December 31, 2018, and zero percent and one percent, respectively, of revenues and operating expenses for the year ended December 31, 2018. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of SteadyMed, Ltd.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018 and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 27, 2019, expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Tysons, Virginia
February 27, 2019

UNITED THERAPEUTICS CORPORATION

Consolidated Balance Sheets

(In millions, except share and per share data)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$669.2	$705.1
Marketable investments	746.7	222.3
Accounts receivable, no allowance for 2018 and 2017	175.7	297.1
Inventories, net	101.0	107.9
Other current assets	75.4	115.5

Total current assets	1,768.0	1,447.9
Marketable investments	442.6	502.7
Goodwill and other intangible assets, net	170.8	45.6
Property, plant and equipment, net	699.7	545.7
Deferred tax assets, net	95.7	113.4
Other non-current assets	224.2	224.1

Total assets	$3,401.0	$2,879.4

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$166.1	$171.1
Share tracking awards plan	72.2	240.1
Other current liabilities	38.3	33.5

Total current liabilities	276.6	444.7
Line of credit	250.0	250.0
Other non-current liabilities	66.6	63.7

Total liabilities	593.2	758.4
Commitments and contingencies—Note 14
Temporary equity	19.2	19.2
Stockholders' equity:
Preferred stock, par value $.01, 10,000,000 shares authorized, no shares issued	—	—
Series A junior participating preferred stock, par value $.01, 100,000 shares authorized, no shares issued	—	—
Common stock, par value $.01, 245,000,000 shares authorized, 70,207,581 and 69,858,840 shares issued, and 43,588,365 and 43,239,624 shares outstanding at December 31, 2018 and 2017, respectively	0.7	0.7
Additional paid-in capital	1,940.2	1,854.3
Accumulated other comprehensive loss	(7.9)	(19.6)
Treasury stock, 26,619,216 shares at December 31, 2018 and 2017	(2,579.2)	(2,579.2)
Retained earnings	3,434.8	2,845.6

Total stockholders' equity	2,788.6	2,101.8

Total liabilities and stockholders' equity	$3,401.0	$2,879.4

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

Consolidated Statements of Operations

(In millions, except per share data)

	Year Ended December 31,
	2018	2017	2016
Revenues:
Net product sales	$1,627.8	$1,725.3	$1,598.8

Total revenues	1,627.8	1,725.3	1,598.8
Operating expenses:
Cost of product sales	198.7	105.7	72.7
Research and development	357.9	264.6	147.6
Selling, general and administrative	265.8	330.1	316.8
Settlement of loss contingency	—	210.0	—

Total operating expenses	822.4	910.4	537.1
Operating income	805.4	814.9	1,061.7
Other income (expense):
Interest income	28.6	10.9	3.5
Interest expense	(13.9)	(9.0)	(3.9)
Other, net	(7.7)	2.3	(1.1)
Impairments of investments in privately-held companies	(53.5)	(49.6)	—

Total other expense, net	(46.5)	(45.4)	(1.5)
Income before income taxes	758.9	769.5	1,060.2
Income tax expense	(169.7)	(351.6)	(346.5)

Net income	$589.2	$417.9	$713.7

Net income per common share:
Basic	$13.54	$9.50	$16.29

Diluted	$13.39	$9.31	$15.25

Weighted average number of common shares outstanding:
Basic	43.5	44.0	43.8

Diluted	44.0	44.9	46.8

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

Consolidated Statements of Comprehensive Income

(In millions)

	Year Ended December 31,
	2018	2017	2016
Net income	$589.2	$417.9	$713.7
Other comprehensive income (loss):
Foreign currency translation gains (losses)	—	0.2	(3.0)
Defined benefit pension plan:
Actuarial gain (loss) arising during period, net of tax	10.7	(1.7)	6.0
Amortization of actuarial gain and prior service cost included in net periodic pension cost, net of tax	1.4	0.6	0.6

Total defined benefit pension plan, net of tax	12.1	(1.1)	6.6
Unrealized loss on available-for-sale securities, net of tax	(0.4)	(1.9)	—

Other comprehensive income (loss), net of tax	11.7	(2.8)	3.6

Comprehensive income	$600.9	$415.1	$717.3

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

Consolidated Statements of Stockholders' Equity

(In millions)

	Common Stock			Accumulated Other Comprehensive Loss
			Additional Paid-in Capital		Treasury Stock	Retained Earnings	Stockholders' Equity
	Shares	Amount
Balance, December 31, 2015	69.0	$0.7	$1,790.6	$(20.4)	$(1,902.1)	$1,719.8	$1,588.6
Net income	—	—	—	—	—	713.7	713.7
Foreign currency translation adjustments	—	—	—	(3.0)	—	—	(3.0)
Defined benefit pension plan	—	—	—	6.6	—	—	6.6
Shares issued under employee stock purchase plan	—	—	4.3	—	—	—	4.3
Conversion of 2016 convertible notes	0.1	—	7.6	—	(7.5)	—	0.1
Equity component—2016 convertible notes	—	—	0.1	—	—	—	0.1
Shares issued upon expiration of warrants	—	—	(30.0)	—	30.0	—	—
Repurchase of shares	—	—	—	—	(500.0)	—	(500.0)
Exercise of stock options	0.2	—	7.7	—	—	—	7.7
Tax benefit from exercises of non-qualified stock options	—	—	5.9	—	—	—	5.9
Share-based compensation	—	—	27.3	—	—	—	27.3

Balance, December 31, 2016	69.3	0.7	1,813.5	(16.8)	(2,379.6)	2,433.5	1,851.3
Net income	—	—	—	—	—	417.9	417.9
Foreign currency translation adjustments	—	—	—	0.2	—	—	0.2
Unrealized loss on available-for-sale securities	—	—	—	(1.9)	—	—	(1.9)
Defined benefit pension plan	—	—	—	(1.1)	—	—	(1.1)
Shares issued under employee stock purchase plan	0.1	—	4.1	—	—	—	4.1
Shares issued upon expiration of warrants	—	—	(53.2)	—	53.2	—	—
Repurchase of shares	—	—	2.8	—	(252.8)	—	(250.0)
Exercise of stock options	0.5	—	39.9	—	—	—	39.9
Share-based compensation	—	—	46.4	—	—	—	46.4
Cumulative effect of accounting change	—	—	0.7	—	—	(5.8)	(5.1)
Consolidation of variable interest entity	—	—	0.1	—	—	—	0.1

Balance, December 31, 2017	69.9	0.7	1,854.3	(19.6)	(2,579.2)	2,845.6	2,101.8
Net income	—	—	—	—	—	589.2	589.2
Unrealized loss on available-for-sale securities	—	—	—	(0.4)	—	—	(0.4)
Defined benefit pension plan	—	—	—	12.1	—	—	12.1
Shares issued under employee stock purchase plan	—	—	3.9	—	—	—	3.9
Restricted stock units withheld for taxes	—	—	(0.1)	—	—	—	(0.1)
Exercise of stock options	0.3	—	15.6	—	—	—	15.6
Share-based compensation	—	—	66.5	—	—	—	66.5

Balance, December 31, 2018	70.2	$0.7	$1,940.2	$(7.9)	$(2,579.2)	$3,434.8	$2,788.6

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

Consolidated Statements of Cash Flows

(In millions)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$589.2	$417.9	$713.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35.9	31.0	31.6
Share-based compensation (benefit) expense	(26.4)	73.5	12.1
Impairments of investments in privately-held companies	53.5	49.6	—
Other	1.8	(19.4)	9.5
Excess tax benefits from share-based compensation	—	—	(5.9)
Changes in operating assets and liabilities:
Accounts receivable	121.4	(82.7)	(21.7)
Inventories	9.3	(0.5)	(24.5)
Accounts payable and accrued expenses	(11.0)	66.2	0.6
Other assets and liabilities	4.7	(61.4)	(71.8)

Net cash provided by operating activities	778.4	474.2	643.6

Cash flows from investing activities:
Purchases of property, plant and equipment	(184.4)	(86.3)	(38.0)
Proceeds from sale of property, plant and equipment	—	8.3	—
Deposits	(46.0)	—	—
Purchases of held-to-maturity and other investments	(99.3)	(51.8)	(0.8)
Maturities of held-to-maturity investments	88.6	52.9	130.4
Purchases of available-for-sale investments	(762.7)	(718.4)	—
Sales/maturities of available-for-sale investments	312.3	20.0	—
Purchase of investment in privately-held company	(5.0)	(60.4)	(36.0)
Purchase of investments under the equity method	—	—	(2.1)
Consolidation of variable interest entity	—	0.1	—
Acquisition, net of cash acquired	(124.1)	—	(5.2)

Net cash (used in) provided by investing activities	(820.6)	(835.6)	48.3

Cash flows from financing activities:
Proceeds from line of credit	250.0	250.0	—
Repayment of line of credit	(250.0)	—	—
Principal payments of debt	—	—	(8.8)
Payments of debt issuance costs	(13.2)	(0.7)	(6.8)
Payments to repurchase common stock	—	(250.0)	(500.0)
Proceeds from exercise of stock options	15.6	39.9	7.7
Issuance of stock under employee stock purchase plan	3.9	4.1	4.3
Excess tax benefits from share-based compensation	—	—	5.9

Net cash provided by (used in) financing activities	6.3	43.3	(497.7)

Effect of exchange rate changes on cash and cash equivalents	—	0.2	(3.0)
Net (decrease) increase in cash and cash equivalents	(35.9)	(317.9)	191.2
Cash and cash equivalents, beginning of year	705.1	1,023.0	831.8

Cash and cash equivalents, end of year	$669.2	$705.1	$1,023.0

Supplemental cash flow information:
Cash paid for interest	$9.4	$7.5	$1.5

Cash paid for income taxes	$102.7	$346.9	$362.4

Cash paid for settlement of loss contingency	$—	$210.0	$—

Non-cash investing and financing activities:
Non-cash additions to property, plant and equipment	$11.5	$11.5	$2.9

Issuance of common stock upon conversion of convertible notes	$—	$—	$7.5

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

  Use of Estimates

        The preparation of our consolidated financial statements in accordance with GAAP requires our management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on assumptions regarding historical experience, currently available information and anticipated developments that we believe are reasonable and appropriate. However, because the use of estimates involves an inherent degree of uncertainty, actual results could differ from those estimates. Estimates are used for, but not limited to, revenue recognition, share-based compensation, determining the fair value of assets acquired and liabilities assumed in business combinations, marketable investments, fair value measurements (including those related to contingent consideration), inventory reserves, investments in privately-held companies, income taxes, goodwill and other intangible assets, and obligations related to our Supplemental Executive Retirement Plan.

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

        Assets and liabilities subject to fair value measurement disclosures are required to be classified according to a three-level fair value hierarchy with respect to the inputs (or assumptions) used to

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

determine fair value. The level in which an asset or liability is disclosed within the fair value hierarchy is based on the lowest level input that is significant to the related fair value measurement in its entirety. The guidance under the fair value measurement framework applies to other existing accounting guidance in the Financial Accounting Standards Board (FASB) codification that requires or permits fair value measurements. Refer to related disclosures in Note 6—Fair Value Measurements.

  Fair Value of Financial Instruments

        The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value because of their short maturities. The fair values of our marketable investments and contingent consideration are reported in Note 5—Investments and Note 6—Fair Value Measurements, respectively.

  Cash Equivalents

        Cash equivalents consist of highly liquid investments with maturities of three months or less from the date of acquisition.

  Marketable Investments

        Our marketable investments are primarily debt securities that we classify as available-for-sale or held-to-maturity. If we have both the positive intent and the ability to hold the securities until maturity, the securities are classified as held-to-maturity. We determine the appropriate classification of the securities at the time they are acquired and evaluate the appropriateness of such classifications at each balance sheet date. Available-for-sale debt securities are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive income (loss) in stockholders' equity, until realized. Held-to-maturity debt securities are recorded at amortized cost, adjusted for the amortization of discounts or premiums. Related discounts and premiums are amortized over the term of these securities as an adjustment to the yield using the effective interest method. Marketable investments are classified as either current or non-current assets on our consolidated balance sheets based on their contractual maturity dates.

        We monitor our investment portfolio for impairment quarterly or more frequently if circumstances warrant. In the event that the carrying value of a debt security exceeds its fair value and the decline in value is determined to be other-than-temporary, we record an impairment charge within earnings attributable to the estimated credit loss. In determining whether a decline in the value of an investment is other-than-temporary, we evaluate currently available factors that may include, among others: (1) general market conditions; (2) the duration and extent to which fair value has been less than the carrying value; (3) the investment issuer's financial condition and business outlook; and (4) our assessment as to whether it is more likely than not that we will be required to sell a security prior to recovery of its amortized cost basis.

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

  Inventories

        Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value and consist of the following, net of reserves (in millions):

	As of December 31,
	2018	2017
Raw materials	$24.3	$27.9
Work-in-progress	28.0	24.1
Finished goods	48.7	55.9

Total inventories	$101.0	$107.9

  Goodwill and Other Intangible Assets

        The carrying amount of goodwill is not amortized but is subject to annual impairment testing. We conduct our impairment testing of goodwill annually during the fourth quarter, or more frequently, if impairment indicators exist. Initially, we evaluate various pertinent qualitative factors to assess whether it is more likely than not that the fair value of a reporting unit to which goodwill has been assigned is less than its carrying value. Such qualitative factors can include, among others: (1) industry and market conditions; (2) present and anticipated sales and cost factors; and (3) overall financial performance. If we conclude based on our qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we then measure the fair value of the reporting unit and compare its fair value to its carrying value (Step 1 of the goodwill impairment test). If the carrying amount of the reporting unit exceeds its fair value, then the amount of an impairment loss, if any, is measured as the excess of the recorded amount of goodwill over its implied fair value (Step 2 of the goodwill impairment test). We used a qualitative assessment for our goodwill impairment testing for 2018 and 2017. Our evaluation of goodwill completed during the years ended December 31, 2018 and 2017, resulted in no impairment losses.

        Indefinite-lived intangible assets are not amortized but are evaluated annually or more frequently for impairment if impairment indicators exist. Our indefinite-lived intangible assets include purchased in-process research and development (IPR&D) projects, which were measured at their estimated fair values as of their acquisition dates. We used a qualitative assessment for our indefinite-lived intangible asset impairment testing. Our evaluation of indefinite-lived intangible assets completed during the years ended December 31, 2018 and 2017, resulted in no impairment losses.

        Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. Impairment losses are measured and recognized to the extent the carrying value of such assets exceeds their fair value. We recorded no impairment losses during the years ended December 31, 2018 and 2017.

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        Goodwill and other intangible assets consist of the following (in millions):

	As of December 31, 2018			As of December 31, 2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill	$31.5	$—	$31.5	$13.7	$—	$13.7
Other intangible assets:
Technology, patents and trade names	6.7	(5.1)	1.6	6.5	(5.0)	1.5
In-process research and development	137.7	—	137.7	30.4	—	30.4

Total	$175.9	$(5.1)	$170.8	$50.6	$(5.0)	$45.6

        For more information related to changes in the current year, refer to Note 4—Acquisition.

        Related amortization expense for the years ended December 31, 2018, 2017 and 2016, was $0.1 million, $0.5 million and $0.6 million, respectively. As of December 31, 2018, aggregate amortization expense related to definite-lived intangible assets for each of the five succeeding years and thereafter is estimated at less than $1.0 million per year.

  Property, Plant and Equipment

        Property, plant and equipment is recorded at cost and depreciated over its estimated useful life using the straight-line method. The estimated useful lives of property, plant and equipment by major category are as follows:

Land improvements	15 Years
Buildings	25 - 39 Years
Building improvements	10 - 39 Years
Furniture, equipment and vehicles	3 - 25 Years
Leasehold improvements	Remaining lease term, or the estimated useful life of the improvement, whichever is shorter

        Property, plant and equipment consists of the following (in millions):

	As of December 31,
	2018	2017
Land and land improvements	$69.0	$60.5
Buildings, building improvements and leasehold improvements	533.3	408.0
Buildings under construction	126.5	119.8
Furniture, equipment and vehicles	205.5	159.9

	934.3	748.2
Less—accumulated depreciation	(234.6)	(202.5)

Property, plant and equipment, net	$699.7	$545.7

        Depreciation expense for the years ended December 31, 2018, 2017 and 2016, was $35.8 million, $30.5 million and $31.0 million, respectively.

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        Buildings under construction consists of direct costs related to our construction projects.

  Treasury Stock

        Repurchased treasury stock is recorded at cost, including commissions and fees. The cost of treasury shares sold or reissued is determined using the first-in, first-out method. Related gains and losses on sales of treasury stock are recognized as adjustments to stockholders' equity.

  Revenue Recognition

        On January 1, 2018, we adopted Topic 606 using the modified retrospective approach applied to those contracts in effect as of January 1, 2018. Under this transition method, results for reporting periods beginning after January 1, 2018 are presented under the new standard, while prior period amounts are not adjusted and continue to be reported in accordance with our historical accounting under Topic 605, Revenue Recognition. See Note 3—Recently Issued Accounting Standards for further discussion of the adoption of Topic 606, including the impact on our 2018 financial statements.

        To determine revenue recognition for contractual arrangements that we determine are within the scope of Topic 606, we perform the following five steps: (1) identify each contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to our performance obligations in the contract; and (5) recognize revenue when (or as) we satisfy the relevant performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer.

        We generate revenues from the sale of our five commercially approved products: Remodulin, Tyvaso, Orenitram, Unituxin and Adcirca. We recognize revenue when we transfer control of our products to our distributors, as our contracts have a single performance obligation (delivery of our product). Except for Adcirca sales, the performance obligation is generally satisfied when our products are delivered to the distributor's designated location. We recognize revenue from Adcirca sales upon shipment from an Eli Lilly and Company (Lilly) distribution center. Future revenue from delivery of our products will be based on purchase orders provided to us by our distributors. We are not required to disclose the value of unsatisfied performance obligations as our contracts have a non-cancelable duration of one year or less.

        See Note 15—Segment Information, for information on revenues disaggregated by commercial product, geographic area and customer.

  Gross-to-Net Deductions

        As is customary in the pharmaceutical industry, our product sales are recorded net of various forms of gross-to-net deductions. These deductions vary the consideration to which we are entitled in exchange for the sale of our products to our distributors, and include reserves for: (1) rebates and chargebacks; (2) prompt payment discounts; (3) allowances for sales returns; and (4) distributor fees and other allowances. We estimate these reserves in the same period that we recognize revenue for product sales to distributors. The net product sales amount recognized represents the amount we believe will not be subject to a significant future reversal of revenue.

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        Estimating gross-to-net deductions involves the use of significant assumptions and judgments, as well as information obtained from external sources. For our rebate and chargeback liabilities, in particular, the time lag experienced in the payment of the rebate or chargeback may result in revisions of these accruals in future periods. However, based on our significant history and experience estimating these accruals and our development of these accruals based on the expected value method, we do not believe there will be significant changes to our estimates recorded during the period of sale. We recognized an aggregate $8.8 million increase in our net product sales for the year ended December 31, 2018 and an aggregate $13.1 million decrease in our net product sales for the year ended December 31, 2017, related to revenue recognized from product sales in prior periods. In 2018 we recorded a change in estimate that resulted in the reversal of an estimated liability for Medicaid rebates of $13.6 million, which had initially been recorded in 2017. Additional adjustments to accruals for prior periods primarily related to our participation in state Medicaid programs and contracts with commercial payers.

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

        Product returns.    The sales terms for Adcirca and Unituxin include return rights that extend throughout the distribution channel. For Adcirca, we recognize an allowance for returns as customers have the right to return expired product for up to 12 months past the product's expiration date (generally 24 to 36 months after the initial sale). Returned product is destroyed. Regulatory exclusivity for Adcirca expired in May 2018, and a generic version of Adcirca became available for purchase in the third quarter of 2018. Due to the availability of the generic version, we have experienced a significant decline in Adcirca demand, which could result in inventory held by distributors and other downstream customers expiring unsold. As a result, we increased our allowance for product returns for Adcirca from $7.2 million as of December 31, 2017 to $22.4 million as of December 31, 2018. We record our allowance for product returns in other current and non-current liabilities on our consolidated balance sheets. We developed our returns liability as of December 31, 2018, based on our estimate of the

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

amount of Adcirca inventory in the downstream channel and the amount of that inventory that we expect will not be dispensed to patients, using forecasted sales and demand estimates. The estimates were developed using reports from our distributors and third-party data, including the historical impact of generic entrants on other branded products that we deemed comparable to Adcirca.

        For Unituxin, we ship product with expiration dates that are generally 9 to 14 months after the initial sale. However, our historical returns have not been material and, therefore, we do not record a returns allowance for Unituxin. For sales of our other commercial products, we do not offer our customers a general right of return.

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

  Trade Receivables

        We invoice and receive payment from our customers after we recognize revenue, resulting in receivables from our customers that are presented as accounts receivable on our consolidated balance sheets. Accounts receivable consist of short-term amounts due from our distributors (generally 30 to 90 days) and are stated at the amount we expect to collect. We establish an allowance for doubtful accounts, if deemed necessary, based on our assessment of the collectability of specific distributor accounts. We did not recognize any impairment losses for accounts receivable for each of the years ending December 31, 2018 and 2017. Changes in accounts receivable are primarily due to the timing and magnitude of orders of our products, the timing of when control of our products is transferred to our distributors and the timing of cash collections.

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

  Research and Development

        Research and development costs are expensed as incurred except for refundable payments made in advance of services to be provided to us. Related expenses consist of internal labor and overhead, costs to acquire pharmaceutical products and product rights for development, materials used in clinical trials and amounts paid to third parties for services and materials related to drug development and clinical trials.

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        As part of our business strategy, we may in-license the rights to develop and commercialize product candidates. For each in-license transaction, we evaluate whether we have acquired processes or activities along with inputs that would be sufficient to constitute a "business" as defined under GAAP. As defined under GAAP, a "business" consists of inputs and processes applied to those inputs that have the ability to create outputs. Although businesses usually have outputs, outputs are not required for an integrated set of activities to qualify as a business. When we determine that we have not acquired sufficient processes or activities to constitute a business, any up-front payments, as well as pre-commercial milestone payments, are immediately expensed as acquired in-process research and development in the period in which they are incurred. Milestone payments made to third parties subsequent to regulatory approval are capitalized as intangible assets and amortized over the estimated remaining useful life of the related product.

        We recognize the following as research and development expense in the period related costs are incurred:

  •
  costs associated with in-house or contracted manufacturing activities prior to receiving FDA approval for such facilities, or for major unproven changes to our manufacturing processes;

  •
  costs incurred in-licensing the rights to technologies in the research and development stage that have no alternative future use; and

  •
  up-front payments made in connection with arrangements to obtain license and distribution rights to pharmaceutical product candidates prior to regulatory approval, absent any alternative future use.

  Share-Based Compensation

        Generally, the fair value of a stock option grant is measured on its grant date and related compensation expense is recognized ratably over the requisite service period. We issue new shares of our common stock upon the exercise of stock options. Additionally, certain executives have stock options with performance conditions that have vesting rights tied to achievement of specific targeted criteria. Share-based compensation expense for all awards is recorded ratably over their vesting period, depending on the specific terms of the award and achievement of the specified performance conditions. Refer to Note 10—Share-Based Compensation.

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

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

3. Recently Issued Accounting Standards

  Accounting Standards Adopted During 2018

        In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09). The new standard supersedes the revenue recognition requirements in Topic 605, Revenue Recognition (Topic 605), and requires entities to recognize revenue when control of the promised goods or services is transferred to customers. Revenue is recognized in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted the new standard on January 1, 2018, using the modified retrospective approach, applied only to contracts in effect as of January 1, 2018. Upon adoption, we changed the timing of revenue recognition for sales of Adcirca to recognize revenue when control of Adcirca is transferred to a distributor, which occurs at the time Adcirca is shipped from a Lilly distribution center. Previously, we recognized sales of Adcirca when Adcirca was delivered to distributors. This change did not result in an adjustment to amounts previously recognized as revenue under Topic 605 as all shipments had reached the distributor as of December 31, 2017. Overall, adoption of the new standard did not have a material impact on the amounts reported in our financial statements and there were no other significant changes impacting the timing or measurement of our revenue or our business processes and controls. We have included additional disclosures related to our adoption of Topic 606 in Note 2—Summary of Significant Accounting Policies—Revenue Recognition.

        In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01), which requires equity investments to be measured at fair value through net income. Equity investments that are accounted for under the equity method are not impacted. ASU 2016-01 provides a new measurement alternative for equity investments without readily determinable fair values. These investments are measured at cost, less any impairment, adjusted for observable price changes. ASU 2016-01 requires separate presentation of the financial assets and liabilities by category and form. ASU 2016-01 should be applied prospectively and is effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. We adopted the new standard on January 1, 2018, with no material impact to our financial statements. Effective January 1, 2018, we elected to record our equity investments in privately-held companies that do not have readily determinable fair values using the measurement alternative method.

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

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

3. Recently Issued Accounting Standards (Continued)

        In January 2017, the FASB issued ASU No. 2017-01, Business Combinations—Clarifying the Definition of a Business (ASU 2017-01). This update narrows the definition of a business by providing a screen to determine when an integrated set of assets and activities is not a business. The screen specifies that an integrated set of assets and activities is not a business if substantially all of the fair value of the gross assets acquired or disposed of is concentrated in a single asset or a group of similar identifiable assets. ASU 2017-01 should be applied prospectively and is effective for annual reporting periods beginning after December 15, 2017, and for interim periods within those fiscal years. We adopted the new standard on January 1, 2018, with no material impact to our financial statements.

        In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU 2017-07), which requires the service cost component to be reported separately from the other components of net pension cost. Service cost will be presented in the same line item as other employer compensation costs within operating expenses. The other components of net pension cost are required to be presented outside of operations and will be presented in "Other, net" on our consolidated statements of operations. Only the service cost component will be eligible for asset capitalization. Companies are required to apply the change in income statement presentation retrospectively, and the change in capitalized benefit cost prospectively. We adopted the new standard on January 1, 2018, with no material impact to our financial statements.

  Accounting Standards Not Yet Adopted

        In February 2016, the FASB issued ASU No. 2016-02, Leases (ASU 2016-02), which requires that assets and liabilities arising under leases be recognized on the balance sheet. ASU 2016-02 also requires additional quantitative and qualitative disclosures that provide the amount, timing, and uncertainty of cash flows related to lease arrangements. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842)—Targeted Improvements (ASU 2018-11). ASU 2018-11 allows entities to elect an optional transition method, allowing for application of ASU 2016-02 at the adoption date, with recognition of a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We adopted the standard on January 1, 2019 utilizing the simplified transition method. We have identified all leases involved in the relevant timeframe. On January 1, 2019, we elected the practical expedient package permitted under the transition guidance within the new standard, which among other things, allows us to carry forward the historical lease classification. We also elected the simplified approach practical expedient, allowing us to not restate comparative periods and apply ASC 842 on a prospective basis beginning on January 1, 2019. We elected the lessee component election, allowing us to account for the lease and non-lease components as a single lease component. As the majority of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We made an accounting policy election to keep leases with an initial term of 12 months or less off of the consolidated balance sheet. We will recognize those lease payments in the consolidated statements of operations on a straight-line basis over the lease term. We also expect most of our build-to-suit leases to be de-recognized upon adoption as our current build-to-suit leases will no longer qualify for build-to-suit accounting and will instead be recognized as operating leases under ASC 842. We have updated our internal controls, business processes, and accounting policies related to both the implementation of, and ongoing compliance with, the new guidance. Although we are still finalizing our evaluation of the standard update and the quantification of its impact, we do not expect its adoption will have a material

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

3. Recently Issued Accounting Standards (Continued)

impact to our financial statements. We will include expanded quantitative and qualitative disclosures about our lease arrangements beginning in the first quarter of 2019.

        In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other: Simplifying the Test for Goodwill Impairment (ASU 2017-04), which simplifies how an entity is required to test goodwill for impairment. A goodwill impairment will be measured by the amount by which a reporting unit's carrying value exceeds its fair value, with the amount of impairment not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for goodwill impairment tests in fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years, and must be adopted on a prospective basis. Early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our financial statements.

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

        In August 2018, the FASB issued ASU No. 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Topic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans (ASU 2018-14). The standard modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. ASU 2018-14 is effective for fiscal years beginning after December 15, 2020. Early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our financial statements.

4. Acquisition

  SteadyMed Merger

        On April 29, 2018, we entered into an Agreement and Plan of Merger (Merger Agreement) with SteadyMed Ltd. (SteadyMed) and Daniel 24043 Acquisition Corp Ltd., our wholly-owned subsidiary (Merger Sub). The Merger Agreement provides for the merger of Merger Sub with and into SteadyMed (the Merger), with SteadyMed surviving the Merger as our wholly-owned subsidiary.

        On August 30, 2018 (the Closing Date), we completed the Merger. At the effective time of the Merger, each SteadyMed ordinary share was converted into the right to receive (1) $4.46 in cash, representing aggregate consideration payable to former holders of SteadyMed securities of approximately $141 million; and (2) one contingent value right, representing the right to receive $2.63 in cash upon the achievement of a milestone defined as 3,000 patients initiating treatment using SteadyMed's Trevyent® product on a commercial basis on or before August 30, 2023 (the Milestone). Aggregate contingent consideration of $75.0 million will become payable if the Milestone is achieved.

        Trevyent is a post-phase III, development-stage drug-device combination product that combines SteadyMed's two-day, single-use, disposable PatchPump® technology with treprostinil, for the subcutaneous treatment of pulmonary arterial hypertension (PAH).

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

4. Acquisition (Continued)

        Following the acquisition, the operating results of SteadyMed have been included in our consolidated financial statements. For the period from the Closing Date through December 31, 2018, SteadyMed contributed revenues and loss before income taxes of zero and $6.2 million, respectively.

  Purchase Price Allocation

        The Merger meets the definition of a business combination in accordance with ASC 805, Business Combinations, and we applied the acquisition method to account for the transaction, which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the closing date. The aggregate purchase price noted above was allocated to the major categories of assets acquired and liabilities assumed based upon their estimated fair values at the closing date using primarily Level 2 and Level 3 inputs. These Level 2 and Level 3 valuation inputs included an estimate of future cash flows and discount rates. Additionally, estimated fair values are based, in part, upon third-party valuations of certain assets, including specifically-identified intangible assets.

        The purchase price allocation is considered complete as of December 31, 2018. The following table summarizes the consideration paid for the acquisition and the amounts of the assets acquired and liabilities assumed as of the Closing Date:

Purchase Price Allocation

Fair Value (in millions)
Cash	$17.1
Intangible assets:
In-process research and development	107.3
Goodwill(1)	17.8
Trademark	0.2
Property, plant and equipment	6.2
Other assets	0.4

Total fair value of assets acquired	$149.0
Accounts payable and accrued expenses	4.3
Other current liabilities	3.5

Total fair value of liabilities assumed	$7.8

Total purchase price	$141.2

(1)
We expect the full amount of goodwill to be deductible for income tax purposes over the next 15 years.

        We determined the fair value of in-process research and development (IPR&D) using the multi-period earnings method under the income approach. This method reflects the present value of the projected cash flows that are expected to be generated by the IPR&D, less charges representing the required return on other assets to sustain those cash flows. The multi-period earnings method is a Level 3 fair value measurement. Significant assumptions inherent in determining fair value of the

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

4. Acquisition (Continued)

IPR&D included annual net cash flows over a period of time and a discount rate applied to those cash flows to reflect the overall risk of the asset.

        We ascribed no value to the contingent value rights based on a probability-weighted discounted cash flow model, utilizing probability adjusted expectations for achieving the Milestone. In making this determination we considered expectations regarding the timing and probability of FDA approval of Trevyent, the potential patient population, and estimates of product penetration and uptake by August 30, 2023. As of December 31, 2018, there have been no material changes in assumptions used as of the closing date and, therefore, no changes to the value of the contingent consideration.

  Acquisition-related costs

        Costs incurred to complete the Merger and integrate SteadyMed into our business were expensed as incurred and included within selling, general and administrative costs on our consolidated statements of operations. During the year ended December 31, 2018, we recognized $5.4 million of acquisition-related costs. These costs represented transaction costs, legal fees and professional third-party service fees.

5. Investments

  Marketable Investments

  Available-for-Sale Investments

        Marketable investments classified as available-for-sale consisted of the following (in millions):

As of December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency securities	$1,077.4	$0.7	$(3.9)	$1,074.2
Corporate notes and bonds	72.3	—	(0.3)	72.0
Corporate equity securities	3.7	—	(0.2)	3.5

Total	$1,153.4	$0.7	$(4.4)	$1,149.7

Reported under the following captions on the consolidated balance sheets:
Cash and cash equivalents				$—
Current marketable investments				709.3
Non-current marketable investments				440.4

Total				$1,149.7

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

5. Investments (Continued)

As of December 31, 2017	Amortized Cost	Gross Unrealized Losses	Fair Value
U.S. government and agency securities	$726.5	$(3.0)	$723.5
Corporate notes and bonds	13.9	—	13.9

Total	$740.4	$(3.0)	$737.4

Reported under the following captions on the consolidated balance sheets:
Cash and cash equivalents			$41.7
Current marketable investments			194.6
Non-current marketable investments			501.1

Total			$737.4

        The following table summarizes the contractual maturities of available-for-sale marketable investments (in millions):

	As of December 31, 2018
	Amortized Cost	Fair Value
Due within one year	$708.2	$705.8
Due in one to three years	441.5	440.4

Total	$1,149.7	$1,146.2

  Held-to-Maturity Investments

        Our current and long-term marketable investments included $39.6 million and $29.3 million of investments classified as held-to-maturity as of December 31, 2018 and 2017, respectively. Marketable investments classified as held-to-maturity are comprised of government-sponsored enterprises and corporate notes and bonds. We do not intend to sell these securities, nor is it more likely than not that we will be required to sell them prior to the recovery of their amortized cost basis. Furthermore, we do not believe that these securities expose us to undue market risk or counterparty credit risk. As such, we do not consider these securities to be other than temporarily impaired.

        The following table summarizes the contractual maturities of held-to-maturity marketable investments (in millions):

	As of December 31, 2018
	Amortized Cost	Fair Value
Due within one year	$37.4	$37.4
Due in one to three years	2.2	2.2

Total	$39.6	$39.6

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

5. Investments (Continued)

Investments in Privately-Held Companies

        As of December 31, 2018, we maintained non-controlling equity investments in privately-held companies of $135.5 million in the aggregate. Upon adoption of ASU 2016-01 on January 1, 2018, we began to measure these investments using the measurement alternative because the fair values of these investments are not readily determinable. Under this alternative, the investments are measured at cost, less any impairment, adjusted for any observable price changes. We made payments of $5.0 million and $60.4 million for investments in privately-held companies during the years ended December 31, 2018 and 2017, respectively. We include our investments in privately-held companies within other non-current assets on our consolidated balance sheets. These investments are subject to a periodic impairment review and if impaired, the investment is measured and recorded at fair value in accordance with ASC 820, Fair Value Measurements.

        During the quarter ended September 30, 2018, one of the privately-held companies in which we have invested underwent a significant change in management and a change in business outlook and strategy, all of which triggered our review of the recoverability of our investment in the company. We determined the fair value of our investment using an income approach based on the company's discounted projected cash flows, which is considered a Level 3 fair value measurement. We corroborated the implied revenue multiples from the income approach with the observed revenue multiples of comparable public companies. We concluded that the fair value of our investment was lower than its carrying value, resulting in an impairment charge of $12.4 million. During the fourth quarter of 2018, the same privately-held company had significant liquidity concerns. We performed a qualitative evaluation of our investment concluding that there were additional indicators of impairment present at December 31, 2018. We then determined the fair value of the investment using an income approach based on the company's updated discounted projected cash flows. The carrying value was in excess of the fair value, resulting in an impairment charge of $41.1 million during the fourth quarter of 2018.

        During the year ended December 31, 2017, we recorded $49.6 million of impairment charges related to our investments in privately-held companies.

Variable Interest Entity

        In April 2017, we made a $7.5 million minority investment in a privately-held company. In addition to our investment, we entered into an exclusive license, development and commercialization agreement (the License Agreement) with this company. The License Agreement entitles us to control rights sufficient to require us to consolidate its balance sheet and results of operations, as the primary beneficiary of this company. The control rights relate to additional research and development funding that we may provide to this company over a period of six years. We are also entitled to representation on a joint development committee that approves the company's use of funding provided by us. In 2018, we provided $8.2 million of financial support to the company. We have the right, at any time and for any reason, to cease our funding of this company's activities.

        As of December 31, 2018, our consolidated balance sheet included $12.3 million of cash maintained by this company that can only be used to settle its obligations. Additionally, our consolidated balance sheets included an $8.8 million in-process research and development intangible asset, $3.4 million of goodwill and $8.3 million of preferred stock due to the consolidation of this company. The preferred stock is recorded in temporary equity on our consolidated balance sheets.

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

5. Investments (Continued)

        During the year ended December 31, 2018, this company incurred a net loss of $8.8 million. This company's creditors have no recourse against our assets and general credit.

6. Fair Value Measurements

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

        Assets and liabilities subject to fair value measurements are as follows (in millions):

	As of December 31, 2018
	Level 1	Level 2	Level 3	Balance
Assets
Money market funds(1)	$247.6	$—	$—	$247.6
Time deposits(2)	—	35.9	—	35.9
U.S. government and agency securities(2)	—	1,074.2	—	1,074.2
Corporate debt securities(2)	—	75.7	—	75.7
Corporate equity securities(3)	3.5	—	—	3.5

Total assets	$251.1	$1,185.8	$—	$1,436.9

Liabilities
Contingent consideration(4)	—	—	13.4	13.4

Total liabilities	$—	$—	$13.4	$13.4

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

6. Fair Value Measurements (Continued)

	As of December 31, 2017
	Level 1	Level 2	Level 3	Balance
Assets
Money market funds(1)	$217.9	$—	$—	$217.9
Time deposits(2)	—	25.2	—	25.2
U.S. government and agency securities(2)	—	723.5	—	723.5
Corporate debt securities(2)	—	18.0	—	18.0

Total assets	$217.9	$766.7	$—	$984.6

Liabilities
Contingent consideration(4)	—	—	12.8	12.8

Total liabilities	$—	$—	$12.8	$12.8

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

(3)
Included in non-current marketable investments on the accompanying consolidated balance sheets. The fair value of these securities is based on quoted market prices for identical instruments in active markets.

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

  Fair Value of Financial Instruments

        The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value because of their short maturities. The fair values of our marketable investments are reported above within the fair value hierarchy. Refer to Note 5—Investments. The carrying value of our debt is a reasonable estimate of the fair value of the outstanding debt based on the variable interest rate of the debt.

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

7. Accounts Payable and Accrued Expenses

        Accounts payable and accrued expenses consist of the following by major categories (in millions):

	As of December 31,
	2018	2017
Accounts payable	$23.1	$8.4
Accrued expenses:
Sales related (royalties, rebates and fees)	81.0	104.6
Payroll related	37.9	34.6
Other	24.1	23.5

Total accrued expenses	$143.0	$162.7

Total accounts payable and accrued expenses	$166.1	$171.1

8. Debt

  Unsecured Revolving Credit Facility—2018 Credit Agreement

        In June 2018, we entered into a credit agreement (the 2018 Credit Agreement) with Wells Fargo Bank, National Association (Wells Fargo), as administrative agent and a swingline lender, and various other lender parties, providing for (1) an unsecured revolving credit facility of up to $1.0 billion; and (2) a second unsecured revolving credit facility of up to $500.0 million (which facilities may, at our request, be increased by up to $300 million in the aggregate subject to obtaining commitments from existing or new lenders for such increase and satisfying other conditions). The facilities will mature five years after the closing date of the 2018 Credit Agreement, subject to the lenders' ability to extend the maturity date by one year if we request such an extension in accordance with the terms of the 2018 Credit Agreement, up to a maximum of two such extensions.

        At our option, amounts borrowed under the 2018 Credit Agreement bear interest at either the LIBOR rate or a fluctuating base rate, in each case, plus an applicable margin determined on a quarterly basis based on our consolidated ratio of total indebtedness to EBITDA (as calculated in accordance with the 2018 Credit Agreement).

        On June 27, 2018, we borrowed $250.0 million under the 2018 Credit Agreement, and used the funds to repay outstanding indebtedness under the 2016 Credit Agreement as discussed below under Unsecured Revolving Credit Facility—2016 Credit Agreement. As we no longer intend to repay the full outstanding balance within one year, the outstanding balance has been reclassified from short-term to long-term within the consolidated balance sheet. We elected to have interest on this draw calculated at LIBOR plus an applicable margin. During the year ended December 31, 2018, we recorded $6.8 million of interest expense related to the credit facility.

        On January 24, 2019, we paid an upfront payment of $800.0 million related to the global license agreement with Arena Pharmaceuticals, Inc. (Arena) and funded the payment by borrowing $800.0 million under the 2018 Credit Agreement. Refer to Note 18—Subsequent Events.

        The 2018 Credit Agreement contains customary events of default and customary affirmative and negative covenants. As of December 31, 2018, we were in compliance with such covenants. Lung Biotechnology PBC is our only subsidiary that guarantees our obligations under the 2018 Credit

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

8. Debt (Continued)

Agreement though, from time to time, one or more of our other subsidiaries may be required to guarantee our obligations.

        In connection with the 2018 Credit Agreement, we incurred debt issuance costs of $13.2 million. We capitalized $12.6 million of these costs. These issuance costs are being amortized to interest expense over the contractual term of the 2018 Credit Agreement. As of December 31, 2018, $2.5 million is recorded in other current assets and $8.8 million in other non-current assets on our consolidated balance sheet.

  Unsecured Revolving Credit Facility—2016 Credit Agreement

        In January 2016, we entered into a credit agreement (the 2016 Credit Agreement) with Wells Fargo, as administrative agent and a swingline lender, and various other lender parties, providing for an unsecured revolving credit facility of up to $1.0 billion. On June 1, 2017, we borrowed $250.0 million under this facility and used the funds to initiate an accelerated share repurchase program. Refer to Note 11—Stockholders' Equity—Share Repurchase.

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

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

8. Debt (Continued)

  Interest Expense

        Details of interest expense presented on our consolidated statements of operations are as follows (in millions):

	Year Ended December 31,
	2018	2017	2016
Credit Facility interest expense(1)	$13.9	$7.1	$3.2
Convertible Notes interest expense	—	—	0.1
Other interest expense	—	1.9	0.6

Total interest expense	$13.9	$9.0	$3.9

(1)
Represents interest expense related to debt and amortization of issuance costs associated with our 2018 and 2016 Credit Agreements.

9. Temporary Equity

        Temporary equity includes securities that: (1) have redemption features that are outside our control; (2) are not classified as an asset or liability; (3) are excluded from permanent stockholders' equity; and (4) are not mandatorily redeemable. Amounts included in temporary equity relate to securities that are redeemable at a fixed or determinable price.

        Components comprising the carrying value of temporary equity include the following (in millions):

	As of December 31,
	2018	2017
Common stock subject to repurchase(1)	$10.9	$10.9
Preferred stock with redemption rights(2)	8.3	8.3

Total	$19.2	$19.2

(1)
In connection with our license agreement with Toray Industries Inc. (Toray), we issued 200,000 shares of our common stock (which have since split into 400,000 shares) to Toray in 2007, and provided Toray the right to require us to repurchase the shares at a price of $27.21 per share.

(2)
The preferred stock issued by the variable interest entity we consolidate includes rights that allow the holders to redeem the preferred stock at the original issuance price in exchange for cash. Refer to Note 5—Investments—Variable Interest Entity for more information.

10. Share-Based Compensation

        As of December 31, 2018, we have two shareholder-approved equity incentive plans: the United Therapeutics Corporation Amended and Restated Equity Incentive Plan (the 1999 Plan) and the

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

10. Share-Based Compensation (Continued)

United Therapeutics Corporation 2015 Stock Incentive Plan (the 2015 Plan). The 2015 Plan was approved by our shareholders in June 2015 and provided for the issuance of up to 6,150,000 shares of our common stock pursuant to awards granted under the 2015 Plan. On June 26, 2018, our shareholders approved an amendment and restatement of the 2015 Plan to increase the maximum number of shares of our common stock that may be issued under the 2015 Plan by 2,900,000 shares. As a result of the approval of the 2015 Plan, no further awards will be granted under the 1999 Plan. Currently, we grant equity-based awards including stock options and restricted stock units under the 2015 Plan. Refer to the sections entitled Employee Stock Options and Restricted Stock Units below.

        We previously issued awards under the United Therapeutics Corporation Share Tracking Awards Plan (2008 STAP) and the United Therapeutics Corporation 2011 Share Tracking Awards Plan (2011 STAP). We refer to the 2008 STAP and the 2011 STAP collectively as the "STAP" and awards outstanding under either of these plans as "STAP awards." Refer to the section entitled Share Tracking Awards Plans below. We discontinued the issuance of STAP awards in June 2015.

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

        The following table reflects the components of share-based compensation expense (benefit) recognized in our consolidated statements of operations (in millions):

	Year Ended December 31,
	2018	2017	2016
Stock Options	$58.5	$43.0	$24.8
Restricted Stock Units	7.3	2.2	1.1
Share Tracking Awards	(93.4)	27.1	(15.2)
Employee Stock Purchase Plan	1.2	1.2	1.4

Total Share-based compensation (benefit) expense before tax	$(26.4)	$73.5	$12.1

Share-based compensation capitalized as part of inventory	$0.7	$0.4	$0.2

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

        In March 2017, we began issuing stock options with performance conditions to certain executives. The stock options have vesting conditions tied to the achievement of specified performance criteria,

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

10. Share-Based Compensation (Continued)

which have target performance levels that span from one to three years. Upon the conclusion of the performance period, the performance level achieved is measured and the ultimate number of shares that may vest is determined. Share-based compensation expense for these awards is recorded ratably over their vesting period, depending on the specific terms of the award and anticipated achievement of the specified performance criteria. During 2018, we granted 0.9 million stock options with performance vesting conditions with a grant date fair value of $23.7 million based on achievement of target performance levels. During the years ended December 31, 2018 and 2017, we recorded $39.9 million and $16.7 million, respectively, of share-based compensation expense related to the 2017 and 2018 performance-based grants.

        A description of the key inputs, requiring estimates, used in determining the fair value of Employee Stock Options are provided below:

        Expected term—The expected term reflects the estimated time period we expect an award to remain outstanding. For the years ended December 31, 2018, 2017 and 2016, we used the simplified approach to develop this input for our stock options as we do not have sufficient historical data related to stock option exercises. Under the simplified approach, the expected term reflects the weighted average midpoint between the vesting date and the expiration date of the awards. For the expected term input related to our STAP awards, refer to the Share Tracking Awards Plan section below.

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

        The following weighted-average assumptions were used in estimating the fair value of stock options granted to employees during the twelve months ended December 31, 2018, December 31, 2017, and December 31, 2016:

	Year Ended December 31,
	2018	2017	2016(1)
Expected term of options (in years)	6.3	6.1	5.8
Expected volatility	36.2%	35.7%	34.8%
Risk-free interest rate	2.7%	2.2%	1.6%
Expected dividend yield	0.0%	0.0%	0.0%

(1)
Prior to the adoption of ASU 2016-09 on January 1, 2017, the weighted-average expected forfeiture rate used in estimating the fair value of stock options granted to employees was 5.4 percent in 2016.

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

10. Share-Based Compensation (Continued)

        A summary of the activity and status of stock options under our equity incentive plans is presented below:

	Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2018	5,878,323	$119.61
Granted	996,775	111.05
Exercised	(289,393)	53.99
Forfeited	(285,902)	130.28

Outstanding at December 31, 2018	6,299,803	$120.78	6.8	$32.7

Exercisable at December 31, 2018	3,441,138	$113.74	5.4	$32.5

Unvested at December 31, 2018	2,858,665	$129.26	8.4	$0.2

        The weighted average fair value of a stock option granted during each of the years in the three-year period ended December 31, 2018, was $45.01, $56.07 and $42.59, respectively. The total fair value of stock options that vested for each of the years in the three-year period ended December 31, 2018, was $33.9 million, $13.1 million and $19.9 million, respectively.

        Total share-based compensation expense related to stock options is as follows (in millions):

	Year Ended December 31,
	2018	2017	2016
Cost of product sales	$0.9	$1.3	$0.5
Research and development	3.7	3.7	1.4
Selling, general and administrative	53.9	38.0	22.9

Share-based compensation expense before tax	58.5	43.0	24.8
Related income tax benefit	(13.3)	(15.8)	(9.1)

Share-based compensation expense, net of tax	$45.2	$27.2	$15.7

        As of December 31, 2018, the unrecognized compensation cost was $78.6 million. Unvested outstanding stock options as of December 31, 2018 had a weighted average remaining vesting period of 1.7 years.

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

10. Share-Based Compensation (Continued)

        Stock option exercise data is summarized below (dollars in millions):

	Year Ended December 31,
	2018	2017	2016
Number of options exercised	289,393	461,465	243,624
Cash received from options exercised	$15.6	$39.9	$7.7
Total intrinsic value of options exercised	$17.0	$29.3	$21.9
Tax benefits realized from options exercised(1)	$—	$—	$5.9

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

        A summary of the activity with respect to, and status of, restricted stock units under the 2015 Plan is presented below:

	Number of Restricted Stock Units	Weighted- Average Grant Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Unvested at January 1, 2018	23,040	$128.98
Granted	198,888	112.34
Vested	(19,051)	131.79
Forfeited/canceled	(16,622)	111.46

Unvested at December 31, 2018	186,255	$112.48	9.3	$20.3

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

10. Share-Based Compensation (Continued)

        Total share-based compensation expense related to restricted stock units is recorded as follows (in millions):

	Year Ended December 31,
	2018	2017	2016
Cost of product sales	$0.5	$—	$—
Research and development	1.7	—	—
Selling, general and administrative	5.1	2.2	—

Share-based compensation expense before tax	7.3	2.2	—
Related income tax benefit	(1.7)	(0.8)	—

Share-based compensation expense, net of tax	$5.6	$1.4	$—

        As of December 31, 2018, unrecognized compensation cost related to the grant of restricted stock units was $15.3 million. Unvested outstanding restricted stock units as of December 31, 2018 had a weighted average remaining vesting period of 2.2 years.

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

        The aggregate STAP liability balance was $72.2 million and $241.3 million at December 31, 2018 and 2017, respectively, of which zero and $1.2 million, respectively, have been classified as other non-current liabilities on our consolidated balance sheets based on their vesting terms.

        Estimating the fair value of STAP awards requires the use of certain inputs that can materially impact the determination of fair value and the amount of compensation expense (benefit) we recognize. Inputs used in estimating fair value include the price of our common stock, the expected volatility of the price of our common stock, the risk-free interest rate, the expected term of STAP awards, and the expected dividend yield. The fair value of the STAP awards is measured at the end of each financial reporting period because the awards are settled in cash. Refer to the descriptions of these key inputs, requiring estimates, used in determining the fair value of the awards in the Employee Stock Options section above. A description of the expected term input for STAP awards is provided below:

        Expected term—The expected term reflects the estimated time period we expect an award to remain outstanding. For the years ended December 31, 2017 and 2016 and for the nine months ended September 30, 2018, we used historical data to develop this input for our STAP awards. As of December 31, 2018, we no longer believed historical exercise data was a reasonable approach to determine the expected exercise behavior of outstanding STAPs given the prolonged volatility of the price of our common stock. As such, we determined the expected term assumption as of December 31, 2018 using the weighted average midpoint of the remaining contractual term for outstanding awards.

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

10. Share-Based Compensation (Continued)

The midpoint method resulted in a remaining weighted average expected term of 2.5 years, which is longer than the remaining weighted averaged expected term of 1.0 year calculated under our historical approach. We believe the midpoint method represents the best estimate of the expected term of outstanding STAP awards. The application of the midpoint method during the fourth quarter of 2018 resulted in an increase to the STAP liability of approximately $22.7 million, holding other factors constant.

        The table below includes the weighted-average assumptions used to measure the fair value of the outstanding STAP awards:

	As of December 31,
	2018	2017	2016(1)
Expected term of awards (in years)	2.5	1.8	2.5
Expected volatility	30.9%	31.7%	36.1%
Risk-free interest rate	2.5%	1.8%	1.4%
Expected dividend yield	0.0%	0.0%	0.0%

(1)
Prior to the adoption of ASU 2016-09 on January 1, 2017, the weighted-average expected forfeiture rate used in estimating the fair value of STAP awards granted to employees was 8.8 percent in 2016.

        The closing price of our common stock was $108.90, $147.95, and $143.43 on December 31, 2018, 2017 and 2016, respectively.

        A summary of the status and activity of the STAP is presented below:

	Number of Awards	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2018	4,096,394	$95.60
Granted	—	—
Exercised	(1,116,643)	57.99
Forfeited	(111,772)	156.97

Outstanding at December 31, 2018	2,867,979	$107.85	4.9	$65.4

Exercisable at December 31, 2018	2,646,723	$103.77	4.8	$64.8

Unvested at December 31, 2018	221,256	$156.73	6.1	$0.6

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

10. Share-Based Compensation (Continued)

        Share-based compensation (benefit) expense recognized in connection with the STAP is as follows (in millions):

	Year Ended December 31,
	2018	2017	2016
Cost of product sales	$(4.7)	$1.2	$—
Research and development	(17.9)	4.1	(11.8)
Selling, general and administrative	(70.8)	21.8	(3.4)

Share-based compensation (benefit) expense before tax	(93.4)	27.1	(15.2)
Related income tax expense (benefit)	21.3	(10.0)	5.6

Share-based compensation (benefit) expense, net of tax	$(72.1)	$17.1	$(9.6)

        Cash paid to settle STAP exercises during the years ended December 31, 2018, 2017 and 2016 was $75.7 million, $63.4 million, and $69.5 million, respectively.

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

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

11. Stockholders' Equity

  Earnings Per Common Share

        The components of basic and diluted earnings per share comprised the following (in millions, except per share amounts):

	Year Ended December 31,
	2018	2017	2016
Numerator:
Net income	$589.2	$417.9	$713.7

Denominator:
Weighted average outstanding shares—basic	43.5	44.0	43.8
Effect of dilutive securities(1):
Warrants	—	0.1	2.3
Stock options, restricted stock units and employee stock purchase plan	0.5	0.8	0.7

Weighted average shares—diluted(2)	44.0	44.9	46.8

Earnings per common share:
Basic	$13.54	$9.50	$16.29

Diluted	$13.39	$9.31	$15.25

Stock options, restricted stock units and warrants excluded from calculation(2)	4.7	3.3	5.2

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

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

11. Stockholders' Equity (Continued)

  Shareholder Rights Plan

        In June 2008, we entered into an Amended and Restated Rights Agreement with The Bank of New York as Rights Agent (the Plan), which amended and restated our original Rights Agreement dated December 17, 2000. The Plan, as amended and restated, extended the expiration date of the Preferred Share Purchase Rights (Rights) from December 29, 2010 to June 26, 2018, and increased the purchase price of each Right from $64.75 to $400.00, respectively. Each Right entitled holders to purchase one one-thousandth of a share of our Series A Junior Participating Preferred Stock. Rights were exercisable only upon our acquisition by another company, or commencement of a tender offer that would result in ownership of 15 percent or more of the outstanding shares of our voting stock by a person or group (as defined under the Plan) without our prior express written consent. The Plan expired on June 26, 2018 in accordance with its terms. As of December 31, 2018, we have not issued any shares of our Series A Preferred Stock.

  Accumulated Other Comprehensive Loss

        The following table includes changes in accumulated other comprehensive loss by component, net of tax (in millions):

	Defined Benefit Pension Plan(1)	Foreign Currency Translation Losses	Unrealized Gains and (Losses) on Available-for- Sale Securities	Total
Balance, January 1, 2018	$0.2	$(17.9)	$(1.9)	$(19.6)
Other comprehensive income (loss) before reclassifications	10.7	—	(0.4)	10.3
Amounts reclassified from accumulated other comprehensive income	1.4	—	—	1.4

Net current-period other comprehensive income (loss)	12.1	—	(0.4)	11.7

Balance, December 31, 2018	$12.3	$(17.9)	$(2.3)	$(7.9)

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

11. Stockholders' Equity (Continued)

	Defined Benefit Pension Plan(1)	Foreign Currency Translation Losses	Unrealized Gains and (Losses) on Available-for- Sale Securities	Total
Balance, January 1, 2017	$1.3	$(18.1)	$—	$(16.8)
Other comprehensive (loss) income before reclassifications	(1.7)	0.2	(1.9)	(3.4)
Amounts reclassified from accumulated other comprehensive income	0.6	—	—	0.6

Net current-period other comprehensive (loss) income	(1.1)	0.2	(1.9)	(2.8)

Balance, December 31, 2017	$0.2	$(17.9)	$(1.9)	$(19.6)

(1)
Refer to Note 13—Employee Benefit Plans—Supplemental Executive Retirement Plan, which identifies the captions within our consolidated statement of operations where reclassification adjustments were recognized and their associated tax impact.

12. Income Taxes

        Tax Reform has multiple provisions that impacted our tax expense. The significant impacts were a reduction in the U.S. federal corporate tax rate from 35 percent to 21 percent, additional limitations on deductions for executive compensation, a reduction of the Orphan Drug Credit, repeal of the Section 199 deduction for domestic manufacturing activities, and the introduction of the foreign derived intangible income deduction.

        On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of Tax Reform. As a result of changes under Tax Reform, we recognized a provisional amount of $71.0 million of additional tax expense in our consolidated financial statements for the year ended December 31, 2017. The additional tax expense was primarily due to the revaluing of our ending net deferred tax assets at December 31, 2017 because of the reduction in the U.S. corporate income tax rate under Tax Reform. The measurement period prescribed under SAB 118 ended on December 22, 2018 and our analysis and accounting for Tax Reform has been completed as of this date. We recognized a reduction of tax expense of $1.8 million for the year ended December 31, 2018 due to refinements that were made during the measurement period to the calculation of the foreign elements of Tax Reform.

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

12. Income Taxes (Continued)

        Components of income tax expense (benefit) consist of the following (in millions):

	Year Ended December 31,
	2018	2017	2016
Current:
Federal	$136.6	$261.3	$311.9
State	17.4	23.9	24.1

Total current	154.0	285.2	336.0
Deferred
Federal	12.7	67.2	8.3
State	3.0	(0.8)	2.2

Total deferred	15.7	66.4	10.5

Total income tax expense	$169.7	$351.6	$346.5

        Presented below is a reconciliation of income tax expense computed at the statutory federal tax rate of 21 percent in 2018 and 35 percent in both 2017 and 2016 to income tax expense as reported (in millions):

	Year Ended December 31,
	2018	2017	2016
Federal taxes at the statutory rate	$159.4	$269.2	$371.1
State taxes, net of federal benefit	15.3	14.2	17.1
General business credits	(14.9)	(15.1)	(10.5)
Change in valuation allowance for investments	11.2	17.5	1.1
Nondeductible compensation expense	2.1	1.8	(11.4)
Impact of windfall tax benefits upon exercise of stock options	(1.9)	(4.5)	—
Tax reform	(1.8)	71.0	—
Other	0.3	1.3	1.1
Section 199 deduction	—	(22.8)	(22.0)
Nondeductible portion of DOJ Settlement	—	19.0	—

Total income tax expense	$169.7	$351.6	$346.5

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

12. Income Taxes (Continued)

        Components of the net deferred tax assets are as follows (in millions):

	As of December 31,
	2018	2017
Deferred tax assets:
Nonqualified stock options	$43.2	$34.3
Intangible assets	36.5	24.6
NOLs	34.3	2.4
Impairments	23.1	11.6
Other	20.7	10.0
STAP Awards	13.8	47.7
SERP	10.7	12.6
Reserves	9.3	6.2

Total deferred tax assets	191.6	149.4
Deferred tax liabilities:
Plant and equipment principally due to differences in depreciation	(20.2)	(13.6)
Basis differences in foreign entities	(24.8)	—
Other	(8.3)	(5.5)

Net deferred tax assets before valuation allowance	138.3	130.3
Valuation allowance	(42.6)	(16.9)

Net deferred tax assets	$95.7	$113.4

        Unrecognized tax benefits as of December 31, 2018 and 2017, were $0.5 million, and included $0.3 million of tax benefits that, if recognized, would impact our ETR. We record interest and penalties related to uncertain tax positions as a component of income tax expense. As of December 31, 2018 and 2017, we have not accrued any material interest expense related to uncertain tax positions. We are unaware of any material positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

        We are subject to federal and state taxation in the United States and various foreign jurisdictions. We are no longer subject to income tax examinations by the Internal Revenue Service and all other major jurisdictions for tax years prior to 2011. At December 31, 2018, we have gross federal, foreign and state net operating loss carryforwards of $15.9 million, $133.1 million and $68.0 million, respectively, which will either expire at various dates beginning in 2030 or have no expiration date. We expect that a significant amount of these carryforwards will expire unused, so we have established valuation allowances for the related deferred tax assets. Certain of our investments in privately-held companies have been impaired and have associated deferred tax assets. We expect that the benefit of any potential tax losses related to the impairments will ultimately not be recognized due to their capital nature, so we have established valuation allowances for the full amount of the deferred tax assets.

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

13. Employee Benefit Plans

  Supplemental Executive Retirement Plan

        We maintain the United Therapeutics Corporation Supplemental Executive Retirement Plan (SERP) to provide retirement benefits to certain senior members of our management team.

        Participants who retire at age 60 or older are eligible to receive either monthly payments or a lump sum payment based on an average of their total gross base salary over the last 36 months of active employment, subject to certain adjustments. Related benefit payments commence on the first day of the sixth month after retirement. Participants who elect to receive monthly payments will continue to receive payments through the remainder of their life. Alternatively, participants who elect to receive a lump sum distribution will receive a payment equal to the present value of the estimated monthly payments that would have been received upon retirement. As of December 31, 2018 and 2017, all SERP participants had elected to receive a lump sum distribution. Participants who terminate employment for any reason other than death, disability, or change in control prior to age 60 will not be entitled to receive any benefits under the SERP.

        Because we do not fund the SERP, we recognize a liability equal to the projected benefit obligation as measured at the end of each fiscal year.

        A reconciliation of the beginning and ending balances of the projected benefit obligation is presented below (in millions):

	Year Ended December 31,
	2018	2017
Projected benefit obligation at the beginning of the year	$55.9	$49.5
Service cost	2.4	2.2
Interest cost	1.6	1.6
Benefits paid	(0.2)	—
Net actuarial (gain) loss(1)	(12.9)	2.6

Projected benefit obligation at the end of the year	$46.8	$55.9

Amount included in Other current liabilities(2)	$19.9	$16.4

Amount included in Other non-current liabilities	$26.9	$39.5

(1)
During the fourth quarter of 2018, a participant in the SERP departed before retirement age under the terms of the SERP. As a result, we recorded a $7.0 million reduction to the benefit obligation as of December 31, 2018.

(2)
This amount represents the benefit obligation due to participants who are eligible to retire and whose benefit payments could commence within one year of the respective balance sheet date.

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

13. Employee Benefit Plans (Continued)

        The following weighted-average assumptions were used to measure the SERP obligation:

	Year Ended December 31,
	2018	2017
Discount rate	3.92%	3.36%

Salary increases	4.00%	4.00%

Lump-sum distribution rate	4.50%	3.75%

        The components of net periodic pension cost recognized on our consolidated statements of operations consisted of the following (in millions):

	Year Ended December 31,
	2018	2017	2016
Service cost	$2.4	$2.2	$2.7
Interest cost	1.6	1.6	1.5
Amortization of prior service cost	1.5	1.5	1.4
Amortization of net actuarial gain	(0.2)	(0.6)	(0.4)

Total	$5.3	$4.7	$5.2

        For the year ended December 31, 2018, the service cost component is reported within "Operating expenses" and the other components are reported in "Other, net" on the consolidated statements of operations. For the years ended December 31, 2017 and 2016, all components of net periodic pension cost are reported within "Operating expenses" on the consolidated statements of operations. We did not reclassify prior year amounts to conform with current year presentation as these amounts were not material to our financial statements. See Note 3—Recently Issued Accounting Standards for further discussion of our adoption of ASC 2017-07.

        Amounts related to the SERP that have been recognized in other comprehensive income (loss) are as follows (in millions):

	Year Ended December 31,
	2018	2017	2016
Net actuarial gain (loss)	$12.7	$(3.2)	$11.0
Prior service cost (benefit)	1.5	1.5	(0.6)

Total recognized in other comprehensive income (loss)	14.2	(1.7)	10.4
Tax (expense) benefit	(2.1)	0.6	(3.8)

Total, net of tax	$12.1	$(1.1)	$6.6

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

13. Employee Benefit Plans (Continued)

        The table below presents amounts related to the SERP included in accumulated other comprehensive loss that have not yet been recognized as a component of net periodic pension cost on our consolidated statements of operations (in millions):

	Year Ended December 31,
	2018	2017	2016
Net actuarial gain	$(19.3)	$(6.6)	$(9.8)
Prior service cost	4.7	6.2	7.7

Total included in accumulated other comprehensive loss	(14.6)	(0.4)	(2.1)
Tax expense	2.3	0.2	0.8

Total, net of tax	$(12.3)	$(0.2)	$(1.3)

        Estimated amounts included in accumulated other comprehensive loss as of December 31, 2018, that are expected to be recognized as components of net periodic pension cost on our consolidated statements of operations for the year ended December 31, 2019, comprise the following (in millions):

Amortization of prior service cost	$1.5
Amortization of net actuarial gain	(2.4)

Total	$(0.9)

        The accumulated benefit obligation, a measure that does not consider future increases in participants' salaries, was $39.8 million and $44.8 million at December 31, 2018 and 2017, respectively.

        Future estimated benefit payments, based on current assumptions, including election of lump-sum distributions and expected future service, are as follows (in millions):

Year Ended December 31,
2019	$19.9
2020	—
2021	—
2022	—
2023	5.2
Thereafter	51.6

Total	$76.7

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

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

14. Commitments and Contingencies

  Operating Leases

        We lease facilities and equipment under operating lease arrangements that have terms expiring at various dates through 2024. Certain lease arrangements include renewal options and escalation clauses. In addition, various lease agreements to which we are party require that we comply with certain customary covenants throughout the term of these leases. If we are unable to comply with these covenants and cannot reach a satisfactory resolution in the event of noncompliance, these agreements could terminate.

        Future minimum lease payments under non-cancelable operating leases as of December 31, 2018, are as follows (in millions):

Year Ending December 31,
2019	$4.7
2020	2.3
2021	1.9
2022	1.4
2023	0.6
Thereafter	0.6

Total	$11.5

        Total rent expense was $4.2 million, $4.8 million and $4.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.

  Milestone Payments and Royalty Obligations

        We are party to certain license agreements and acquisition agreements pursuant to which we have in-licensed or acquired intellectual property rights covering our commercial and/or development-stage products. Generally, these agreements require that we make milestone payments in cash upon the achievement of certain product development and commercialization goals and payments of royalties upon commercial sales. The following table outlines our financial obligations under certain of these agreements:

Counterparty	Relevant Product	Our Financial Obligation
Supernus Pharmaceuticals, Inc.	Orenitram	Single-digit royalty on net product sales of Orenitram, through the second quarter of 2026
Lilly	Adcirca

Five percent royalty on net product sales of Adcirca through November 2017; from December 1, 2017 through December 31, 2020, ten percent royalty on net sales, plus milestone payments of $325,000 for each $1,000,000 in net product sales

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

14. Commitments and Contingencies (Continued)

Counterparty	Relevant Product	Our Financial Obligation
The Scripps Research Institute	Unituxin	One percent royalty on net product sales of Unituxin
Toray	Esuberaprost

Single-digit royalty on net product sales of esuberaprost, certain developmental milestone payments and additional contingent milestone payments in the event we do not achieve certain clinical and regulatory events by certain dates

Medtronic	Implantable System for Remodulin

Ten percent royalty on net product sales of Remodulin delivered via the Implantable System for Remodulin. Reimbursement of Medtronic's development costs and costs incurred in providing commercialization support

DEKA	RemUnity	Product fees and single-digit royalties on net product sales of the RemUnity system and on net sales of Remodulin for use with the system; reimbursement of DEKA's development costs
Samumed	SM04646	Low double-digit royalties on SM04646 net product sales and up to $340.0 million in developmental milestone payments
MannKind	Treprostinil Technosphere	Low double-digit royalties on net product sales of Treprostinil Technosphere and up to $50.0 million in developmental milestone payments
Arena	Ralinepag

Low double-digit, tiered royalties on net product sales of ralinepag (any route of administration); a one-time payment of $250.0 million upon FDA approval of an inhaled formulation of ralinepag to treat PAH; and a one-time payment of $150.0 million upon approval in certain non-US jurisdictions of an oral version of ralinepag to treat any indication

  Acquisition Agreement

        Under our Merger Agreement with SteadyMed, we are obligated to pay $75.0 million in aggregate additional consideration to former SteadyMed securityholders if 3,000 patients initiate treatment using

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

14. Commitments and Contingencies (Continued)

SteadyMed's Trevyent product on a commercial basis on or before August 30, 2023. For further details, see Note 4—Acquisition.

15. Segment Information

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

        Net product sales, cost of product sales and gross profit for each of our commercial products were as follows (in millions):

	Remodulin	Tyvaso	Adcirca	Orenitram	Unituxin	Total
Year Ended December 31, 2018
Net product sales	$599.0	$415.2	$323.7	$205.1	$84.8	$1,627.8
Cost of product sales	14.1	17.3	139.8	13.2	14.3	198.7

Gross profit	$584.9	$397.9	$183.9	$191.9	$70.5	$1,429.1

Year Ended December 31, 2017
Net product sales	$670.9	$372.9	$419.7	$185.8	$76.0	$1,725.3
Cost of product sales	15.9	18.5	43.1	15.3	12.9	105.7

Gross profit	$655.0	$354.4	$376.6	$170.5	$63.1	$1,619.6

Year Ended December 31, 2016
Net product sales	$602.3	$404.6	$372.2	$157.2	$62.5	$1,598.8
Cost of product sales	10.5	19.6	21.4	13.7	7.5	72.7

Gross profit	$591.8	$385.0	$350.8	$143.5	$55.0	$1,526.1

        Geographic revenues are determined based on the country in which our customers (distributors) are located. Total revenues from external customers by geographic area are as follows (in millions):

Year Ended December 31,	2018	2017	2016
United States	$1,528.2	$1,536.8	$1,461.9
Rest-of-World(1)	99.6	188.5	136.9

Total	$1,627.8	$1,725.3	$1,598.8

(1)
Primarily Europe.

        We recorded revenue from two specialty pharmaceutical distributors comprising 51 percent and 18 percent of total revenues in 2018, 46 percent and 15 percent of total revenues in 2017, and 50 percent and 14 percent of total revenues in 2016, respectively. All of our revenues for Adcirca are distributed through Lilly's pharmaceutical wholesaler network.

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

15. Segment Information (Continued)

        Long-lived assets (property, plant and equipment) located by geographic area are as follows (in millions):

Year Ended December 31,	2018	2017	2016
United States	$684.0	$544.5	$481.1
Rest-of-World	15.7	1.2	8.2

Total	$699.7	$545.7	$489.3

16. Quarterly Financial Information (Unaudited)

        Summarized quarterly financial information for each of the years ended December 31, 2018 and 2017 are as follows (in millions, except per share amounts):

	Quarter Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Total revenues	$381.4	$412.7	$444.5	$389.2
Cost of product sales	31.9	51.9	61.7	53.2
Gross profit	349.5	360.8	382.8	336.0
Net income(1)	65.3	106.5	172.9	244.5
Net income per share—basic	$1.50	$2.44	$4.01	$5.65
Net income per share—diluted	$1.48	$2.42	$3.98	$5.57

	Quarter Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Total revenues	$464.7	$445.5	$444.6	$370.5
Cost of product sales	53.0	19.5	18.9	14.3
Gross profit	411.7	426.0	425.7	356.2
Net income (loss)(2)	19.0	276.3	(56.0)	178.6
Net income (loss) per share—basic	$0.44	$6.37	$(1.25)	$4.01
Net income (loss) per share—diluted	$0.43	$6.27	$(1.25)	$3.89

(1)
Operating results for the quarters ended December 31, 2018, September 30, 2018, June 30, 2018 and March 31, 2018 included $(10.3) million, $24.8 million, $2.1 million and $(88.7) million, net of tax, for STAP related share-based compensation (benefit) expense, respectively.

(2)
Operating results for the quarters ended December 31, 2017, September 30, 2017, June 30, 2017 and March 31, 2017 included $66.2 million, $(24.1) million, $(9.4) million and $(15.6) million, net of tax, for STAP related share-based compensation expense (benefit), respectively.

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

17. Litigation

  Department of Justice Subpoena

        In May 2016, we received a subpoena from the U.S. Department of Justice (DOJ) requesting documents regarding our support of 501(c)(3) organizations that provide financial assistance to patients. Other companies received similar inquiries as part of a DOJ investigation regarding whether that support may violate the Federal Anti-Kickback Statute and the Federal False Claims Act. On December 19, 2017, we entered into a civil Settlement Agreement with the DOJ and the Office of Inspector General (OIG) of the Department of Health and Human Services (collectively the "United States Government"). The Settlement Agreement is neither an admission of facts nor liability, nor a concession by the United States Government that its contentions are not well-founded. Under the Settlement Agreement, we paid to the United States Government the sum of approximately $210.0 million. During 2017, we recorded a $210.0 million accrual related to this matter. In connection with the civil settlement, we also entered into a Corporate Integrity Agreement with the OIG, effective as of December 18, 2017, which requires us to maintain our corporate compliance program and to undertake a set of defined corporate integrity obligations for a period of five years, ending in December 2022.

18. Subsequent Events

  Arena Pharmaceuticals, Inc.

        On November 15, 2018, we entered into a global license agreement with Arena related to ralinepag, a next-generation, oral, selective and potent prostacyclin receptor agonist in development for the treatment of PAH. On January 24, 2019, in connection with the closing of the transactions contemplated by the license agreement, (1) Arena granted to us perpetual, irrevocable and exclusive rights throughout the universe to develop, manufacture and commercialize ralinepag; (2) Arena transferred to us certain other assets related to ralinepag, including, among others, related domain names and trademarks, permits, certain contracts, inventory, regulatory documentation, Investigational New Drug (IND) Application No. 109021 (related to ralinepag) and non-clinical, pre-clinical and clinical trial data; (3) we assumed certain limited liabilities from Arena, including, among others, all obligations arising after the closing under the assumed contracts and the IND described above; and (4) we paid Arena an upfront payment of $800.0 million, which was expensed in the first quarter of 2019. We will also pay Arena (1) a one-time payment of $250.0 million for the first, if any, marketing approval we receive in the United States for an inhaled version of ralinepag to treat pulmonary arterial hypertension; (2) a one-time payment of $150.0 million for the first, if any, marketing approval we receive in any of Japan, France, Italy, the UK, Spain or Germany for an oral version of ralinepag to treat any indication; and (3) low double-digit, tiered royalties on net sales of any pharmaceutical product containing ralinepag as an active ingredient, subject to certain adjustments for third party license payments. We expensed the $800.0 million upfront payment to Arena as acquired in-process research and development and will include within research and development expenses on our consolidated statements of operations in the first quarter of 2019.

United Therapeutics Corporation
Schedule II—Valuation and Qualifying Accounts
Years Ended December 31, 2018, 2017 and 2016
(In millions)

	Valuation Allowance on Deferred Tax Assets
	Balance at Beginning of Year	Additions Charged to Expense	Other Additions	Deductions	Balance at End of Year
Year Ended December 31, 2018(1)	$16.9	$14.9	$11.0	$(0.2)	$42.6
Year Ended December 31, 2017(2)	$4.7	$11.8	$1.6	$(1.2)	$16.9
Year Ended December 31, 2016	$3.4	$1.3	$—	$—	$4.7

(1)
Other Additions consists of valuation allowances related to the acquisition of SteadyMed, SteadyMed dual consolidated loss limitation, and changes in deferred taxes related to our investment in a variable interest entity that were not charged to expense.

(2)
Other Additions consists of valuation allowances related to our investment in a variable interest entity.

	Inventory Reserves
	Balance at Beginning of Year	Additions Charged to Expense	Deductions	Balance at End of Year
Year Ended December 31, 2018	$25.1	$11.7	$(10.8)	$26.0
Year Ended December 31, 2017	$17.5	$12.1	$(4.5)	$25.1
Year Ended December 31, 2016	$12.1	$8.2	$(2.8)	$17.5

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

  Evaluation of Disclosure Controls and Procedures

        Our management, with participation of our Chairman and Chief Executive Officer and Chief Financial Officer and Treasurer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2018. Based on that evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures were effective as of December 31, 2018. As permitted by the SEC's guidance with respect to newly acquired entities, the scope of management's assessment of the effectiveness of the design and operation of our disclosure controls and procedures includes all of our consolidated operations except for those disclosure controls and procedures of SteadyMed that are subsumed by internal control over financial reporting.

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

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, our management concluded that, as of December 31, 2018, our internal control over financial reporting was effective.

        We are in the process of evaluating the existing controls and procedures of SteadyMed and integrating SteadyMed into our internal control over financial reporting. In accordance with SEC Staff guidance permitting a company to exclude an acquired business from management's assessment of the effectiveness of internal control over financial reporting for the year in which the acquisition is completed, we have excluded SteadyMed from our assessment of the effectiveness of internal control over financial reporting as of December 31, 2018. SteadyMed represented four percent of our total assets as of December 31, 2018, and zero percent of our revenues and one percent of our operating expenses for the year ended December 31, 2018.

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

  Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We are currently evaluating SteadyMed's internal control over financial reporting. Any changes resulting from this evaluation that materially affect or are reasonably likely to materially affect our internal control over financial reporting will be disclosed as required by applicable law.

ITEM 9B.    OTHER INFORMATION

        On February 25, 2019, we entered into a commercialization agreement with Medtronic, Inc. relating to the commercialization of the Implantable System for Remodulin in the United States. For details, see Item I—Business—Patents and Other Proprietary Rights, Strategic Licenses and Market Exclusivity—Medtronic Agreements.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information as to the individuals serving on our board of directors is set forth below under the heading Board of Directors. Additional information required by Item 10 regarding nominees and directors appearing under Proposal No. 1: Election of Directors in our definitive proxy statement for our 2019 annual meeting of shareholders currently scheduled for June 26, 2019 (the 2019 Proxy Statement) is hereby incorporated herein by reference. Information regarding our executive officers appears in Item 1 of this Report under the heading Executive Officers of the Registrant. Information regarding the Audit Committee and the Audit Committee's financial expert appearing under the heading Committees of our Board of Directors—Audit Committee in our 2019 Proxy Statement is hereby incorporated herein by reference.

        Information appearing under the heading Section 16(a) Beneficial Ownership Reporting Compliance in our 2019 Proxy Statement is hereby incorporated herein by reference.

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

Christopher Causey, M.B.A.

        Principal, Causey Consortium

Raymond Dwek, F.R.S.

        Director of the Glycobiology Institute and Professor Emeritus, University of Oxford

Richard Giltner

        Former portfolio manager at Lyxor Asset Management, an asset management group at Société Générale, S.A.

Katherine Klein, Ph.D.

        Vice-Dean and Professor, The Wharton School of the University of Pennsylvania

Ray Kurzweil

        Director of Engineering, Google Inc.

Nilda Mesa, J.D.

        Adjunct Professor and Director of the Urban Sustainability and Equity Planning Program, Columbia University

Judy D. Olian, Ph.D.

        President, Quinnipiac University

Christopher Patusky, J.D., M.G.A.

        Founding Principal, Patusky Associates, LLC

Martine Rothblatt, Ph.D., J.D., M.B.A.

        Chairman and Chief Executive Officer of United Therapeutics

Louis Sullivan, M.D.

        Former Secretary, U.S. Department of Health and Human Services

Tommy Thompson, J.D.

        Former Secretary, U.S. Department of Health and Human Services

ITEM 11.    EXECUTIVE COMPENSATION

        Information concerning executive compensation required by Item 11 will appear under the headings Director Compensation, Compensation Discussion and Analysis, Summary Compensation Table and Grants of Plan-Based Awards in 2018, Narratives to Summary Compensation Table and Grants of Plan-Based Awards Table, Summary of Terms of Plan-Based Awards, Supplemental Executive Retirement Plan, Rabbi Trust, Potential Payments Upon Termination or Change in Control, and Director Compensation in our 2019 Proxy Statement and is incorporated herein by reference.

        Information concerning the Compensation Committee required by Item 11 will appear under the heading Compensation Committee Report in our 2019 Proxy Statement and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information regarding beneficial ownership of our common stock required by Item 12 will appear under Beneficial Ownership of Common Stock in our 2019 Proxy Statement and is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table presents information as of December 31, 2018, regarding our securities authorized for issuance under equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options and restricted stock units (a)(2)	Weighted average exercise price of outstanding options (b)(3)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(4)
Equity compensation plan approved by security holders(1)	6,486,058	$120.78	7,080,024

Total	6,486,058	$120.78	7,080,024

(1)
All outstanding stock options were issued under our two equity incentive plans approved by security holders in 1999 (the 1999 Plan) and 2015 (the 2015 Plan). All outstanding restricted stock units (RSUs) were issued under the 2015 Plan. In addition, our employees have outstanding rights to purchase our common stock at a discount as part of our Employee Stock Purchase Plan (ESPP). Information regarding these plans is contained in Note 10—Share-Based Compensation to our consolidated financial statements. Aside from stock options issued under the 1999 Plan, stock options and RSUs issued under the 2015 Plan, and shares issued under the ESPP, we do not have any outstanding stock options, warrants or rights that are outstanding or available for issuance as described in Regulation S-K Item 201(d). No further awards will be issued under the 1999 Plan.

(2)
Column (a) includes 6,299,803 shares of our common stock issuable upon the exercise of outstanding stock options issued under the 1999 and 2015 Plan and 186,255 shares issuable upon the vesting of outstanding RSUs issued under the 2015 Plan. The 2015 Plan uses a share counting formula for determining the number of shares available for issuance under the plan. In accordance with this formula, each option issued under the 2015 Plan counts as one share, while each RSU issued under the 2015 Plan counts as 2.14 shares. The number under column (a) represents the actual number of shares issuable under our outstanding awards without giving effect to the share counting formula.

(3)
Column (b) represents the weighted-average exercise price of the outstanding stock options only. The outstanding RSUs are not included in this calculation because they do not have an exercise price.

(4)
Column (c) includes 4,335,439 and 2,744,585 of shares available for future issuance under the 2015 Plan and ESPP, respectively. Under the ESPP, employees may purchase shares based upon a 6-month offering period at an amount equal to the lesser of (1) 85 percent of the closing market price of the Common Stock on the first day of the offering period, or (2) 85 percent of the closing market price of the Common Stock on the last day of the offering period. Refer to Note 10—Share-Based Compensation—Employee Stock Purchase Plan for more information. The number under column (c) assumes that all 186,255 outstanding RSUs included in column (a) vest. Each RSU is only counted as one share in column (a) since only one share is issuable upon vesting.

  However, if any RSU does not vest, the number of shares available for future issuance will increase by 2.14 because of the share counting formula described in note (2) above.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Information concerning related party transactions and director independence required by Item 13 will appear under the headings Other Matters—Certain Relationships and Related Party Transactions, Board of Directors, Committees, Corporate Governance—Director Independence and Committees of our Board of Directors in our 2019 Proxy Statement and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Information required by Item 14 concerning the principal accounting fees paid by the Registrant and the Audit Committee's pre-approval policies and procedures, will appear under the heading Report of the Audit Committee and Information on our Independent Auditors in our 2019 Proxy Statement and is incorporated herein by reference.

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

EXHIBIT INDEX

Exhibit No.		Description
2.1		Agreement and Plan of Merger, dated April 29, 2018, by and among United Therapeutics Corporation, SteadyMed and Daniel 24043 Acquisition Corp Ltd., incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed May 1, 2018.
2.2	+
Exclusive License Agreement, dated as of November 15, 2018, by and between Arena Pharmaceuticals, Inc. and the Registrant, incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed January 25, 2019.
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
3.3		Seventh Amended and Restated By-laws of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed on June 28, 2018.
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

Exhibit No.		Description
10.19	**	United Therapeutics Corporation Supplemental Executive Retirement Plan, effective as of July 1, 2006, incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on May 4, 2006.
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
10.37	**	United Therapeutics Corporation Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.
10.38	**	United Therapeutics Corporation Amended and Restated 2015 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on June 28, 2018.
10.39	**
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

Exhibit No.		Description
10.43	**	Form of Grant Notice and Standard Terms and Conditions for Non-Qualified Stock Options Granted to Employees (Performance Vesting) under the United Therapeutics Corporation 2015 Stock Incentive Plan, incorporated by reference to Exhibit 10.59 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2017.
10.44	**
Form of Grant Notice and Standard Terms and Conditions for Restricted Stock Units Granted to Employees under the United Therapeutics Corporation 2015 Stock Incentive Plan, incorporated by reference to Exhibit 10.45 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2017.
10.45	**(***)
Form of Grant Notice and Standard Terms and Conditions for Stock Options Granted to Certain Executives under the United Therapeutics Corporation Amended and Restated 2015 Stock Incentive Plan (applicable to 2019-2022 Stock Options).
10.46	*
Wholesale Product Purchase Agreement, dated January 1, 2018, by and between Priority Healthcare Distribution, Inc., doing business as CuraScript SD Specialty Distribution, and the Registrant, incorporated by reference to Exhibit 10.51 to the Registrant's Quarterly Report on Form 10-K for the year ended December 31, 2017.
10.47	***
First Amendment to Wholesale Product Purchase Agreement, dated November 27, 2018, by and between Priority Healthcare Distribution, Inc., doing business as CuraScript SD Specialty Distribution, and the Registrant.
10.48	***
Second Amendment to Wholesale Product Purchase Agreement, dated February 1, 2019, by and between Priority Healthcare Distribution, Inc., doing business as CuraScript SD Specialty Distribution, and the Registrant.
10.49	***+
Third Amendment to Wholesale Product Purchase Agreement, dated as of March 1, 2019, by and between Priority Healthcare Distribution, Inc., doing business as CuraScript SD Specialty Distribution, and the Registrant.
10.50
Specialty Pharmacy Network Agreement, dated as of January 1, 2018, between the Registrant and Accredo Health Group, Inc., incorporated by reference to Exhibit 10.52 to the Registrant's Quarterly Report on Form 10-K for the year ended December 31, 2017.
10.51	*
Settlement Agreement, dated September 29, 2015, between the Registrant and Sandoz Inc., incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.
10.52
Credit Agreement, dated as of June 27, 2018, among the Registrant, certain of its subsidiaries party thereto, as guarantors, the lenders referred to therein and Wells Fargo Bank, National Association, as administrative agent and swingline lender, incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on June 28, 2018.
10.53
Settlement Agreement, dated December 19, 2017, among the United States of America, acting through the United States Department of Justice and on behalf of the Office of Inspector General of the Department of Health and Human Services, and the Registrant, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 20, 2017.

Exhibit No.		Description
10.54		Corporate Integrity Agreement, dated December 18, 2017, between the Registrant and the Office of Inspector General of the Department of Health and Human Services, incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on December 20, 2017.
10.55	***	Commercialization Agreement, dated February 25, 2019, by and between the Registrant and Medtronic Inc.
21	***	Subsidiaries of the Registrant.
23.1	***	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	***	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	***	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	***	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	***	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	***
The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 27, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2018 and 2017, (ii) Consolidated Statements of Operations for each of three years in the period ended December 31, 2018, (iii) Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2018, (iv) Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 2018, (v) Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2018, and (vi) Notes to Consolidated Financial Statements.

+
Confidential treatment has been requested with respect to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Act of 1934, as amended. The omitted portions of this document have been filed with the Securities and Exchange Commission. Exhibits and schedules to this agreement have been omitted pursuant to the rules of the Securities and Exchange Commission. We will submit copies of such exhibits and schedules to the Securities and Exchange Commission upon request.

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

UNITED THERAPEUTICS CORPORATION
	By:	/s/ MARTINE A. ROTHBLATT Martine A. Rothblatt, Ph.D.
February 27, 2019		Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ MARTINE A. ROTHBLATT Martine A. Rothblatt	Chairman and Chief Executive Officer (Principal Executive Officer)	February 27, 2019
/s/ JAMES C. EDGEMOND James C. Edgemond	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2019
/s/ CHRISTOPHER CAUSEY Christopher Causey	Director	February 27, 2019
/s/ RAYMOND DWEK Raymond Dwek	Director	February 27, 2019
/s/ RICHARD GILTNER Richard Giltner	Director	February 27, 2019
/s/ KATHERINE KLEIN Katherine Klein	Director	February 27, 2019
/s/ RAYMOND KURZWEIL Raymond Kurzweil	Director	February 27, 2019
/s/ NILDA MESA Nilda Mesa	Director	February 27, 2019
/s/ JUDY D. OLIAN Judy D. Olian	Director	February 27, 2019
/s/ CHRISTOPHER PATUSKY Christopher Patusky	Director	February 27, 2019

Signatures	Title	Date

/s/ LOUIS W. SULLIVAN Louis W. Sullivan	Director	February 27, 2019
/s/ TOMMY G. THOMPSON Tommy Thompson	Director	February 27, 2019