Form 10-Q
period 2019-06-30
UNITED THERAPEUTICS Corp
filed 2019-07-31
CIK 1082554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2019

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

(301) 608-9292

(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, par value $0.01 per share	UTHR	Nasdaq Global Select Market

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ⌧  No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ⌧	Accelerated filer ◻

Non-accelerated filer ◻	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ⌧

The number of shares outstanding of the issuer’s common stock, par value $.01 per share, as of July 24, 2019 was 43,850,322.

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

UNITED THERAPEUTICS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	June 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$881.3	$669.2
Marketable investments	904.9	746.7
Accounts receivable, no allowance for 2019 and 2018	181.0	175.7
Inventories, net	96.9	101.0
Other current assets	75.7	75.4
Total current assets	2,139.8	1,768.0
Marketable investments	420.7	442.6
Goodwill and other intangible assets, net	161.9	170.8
Property, plant and equipment, net	709.3	699.7
Deferred tax assets, net	264.3	95.7
Other non-current assets	202.9	224.2
Total assets	$3,898.9	$3,401.0

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$163.9	$166.1
Line of credit (current)	250.0	—
Share tracking awards plan	17.7	72.2
Other current liabilities	31.9	38.3
Total current liabilities	463.5	276.6
Line of credit (non-current)	800.0	250.0
Other non-current liabilities	68.6	66.6
Total liabilities	1,332.1	593.2
Commitments and contingencies
Temporary equity	8.4	19.2
Stockholders’ equity:
Preferred stock, par value $.01, 10,000,000 shares authorized, no shares issued	—	—
Series A junior participating preferred stock, par value $.01, 100,000 shares authorized, no shares issued	—	—
Common stock, par value $.01, 245,000,000 shares authorized, 70,467,684 and 70,207,581 shares issued, and 43,848,468 and 43,588,365 shares outstanding at June 30, 2019 and December 31, 2018, respectively	0.7	0.7
Additional paid-in capital	2,001.7	1,940.2
Accumulated other comprehensive loss	(5.0)	(7.9)
Treasury stock, 26,619,216 shares at June 30, 2019 and December 31, 2018	(2,579.2)	(2,579.2)
Retained earnings	3,140.2	3,434.8
Total stockholders’ equity	2,558.4	2,788.6
Total liabilities and stockholders’ equity	$3,898.9	$3,401.0

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
Revenues:
Net product sales	$373.6	$444.5	$736.2	$833.7
Total revenues	373.6	444.5	736.2	833.7
Operating expenses:
Cost of product sales	26.7	61.7	55.8	114.9
Research and development	85.9	82.3	983.3	118.0
Selling, general and administrative	39.6	83.1	131.6	76.5
Total operating expenses	152.2	227.1	1,170.7	309.4
Operating income (loss)	221.4	217.4	(434.5)	524.3
Interest income	10.8	6.7	20.6	12.0
Interest expense	(12.2)	(2.9)	(22.5)	(5.5)
Other income (expense), net	30.4	(3.3)	36.2	(3.9)
Total other income, net	29.0	0.5	34.3	2.6
Income (loss) before income taxes	250.4	217.9	(400.2)	526.9
Income tax (expense) benefit	(45.3)	(45.0)	110.7	(109.5)
Net income (loss)	$205.1	$172.9	$(289.5)	$417.4
Net income (loss) per common share:
Basic	$4.68	$4.01	$(6.61)	$9.62
Diluted	$4.66	$3.98	$(6.61)	$9.51
Weighted average number of common shares outstanding:
Basic	43.8	43.1	43.8	43.4
Diluted	44.0	43.4	43.8	43.9

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
Net income (loss)	$205.1	$172.9	$(289.5)	$417.4
Other comprehensive income:
Defined benefit pension plan:
Actuarial loss arising during period, net of tax	(0.6)	—	(0.6)	—
Amortization of actuarial gain and prior service cost included in net periodic pension cost, net of tax	(1.6)	0.3	(1.5)	0.6
Total defined benefit pension plan, net of tax	(2.2)	0.3	(2.1)	0.6
Unrealized gain (loss) on available-for-sale securities, net of tax	2.4	(0.5)	5.0	(2.9)
Other comprehensive income (loss), net of tax	0.2	(0.2)	2.9	(2.3)
Comprehensive income (loss)	$205.3	$172.7	$(286.6)	$415.1

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions)

	Three Months Ended June 30, 2019
	(Unaudited)
				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Treasury	Retained	Stockholders’
	Shares	Amount	Capital	Loss	Stock	Earnings	Equity
Balance, April 1, 2019	70.4	$0.7	$1,967.6	$(5.2)	$(2,579.2)	$2,935.1	$2,319.0
Net income	—	—	—	—	—	205.1	205.1
Unrealized gain on available-for-sale securities	—	—	—	2.4	—	—	2.4
Defined benefit pension plan	—	—	—	(2.2)	—	—	(2.2)
Common stock issued upon RSU vesting	0.1	—	—	—	—	—	—
Exercise of stock options	—	—	1.1	—	—	—	1.1
Share-based compensation	—	—	22.2	—	—	—	22.2
Reclassification from temporary equity to permanent equity(1)	—	—	10.8	—	—	—	10.8
Balance, June 30, 2019	70.5	$0.7	$2,001.7	$(5.0)	$(2,579.2)	$3,140.2	$2,558.4
(1)

Pursuant to a license agreement with Toray Industries Inc. (Toray), we issued 200,000 shares of our common stock (which have since split into 400,000 shares) to Toray in 2007, and provided Toray the right to require us to repurchase the shares at a price of $27.21 per share (the Put Right), which resulted in classification of such shares within temporary equity. During the three months ended June 30, 2019, we terminated our license agreement with Toray and therefore the Put Right no longer exists. As a result, upon the termination of the license agreement, we reclassified $10.8 million from temporary equity to additional paid-in capital during the quarter ended June 30, 2019.

	Three Months Ended June 30, 2018
	(Unaudited)
				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Treasury	Retained	Stockholders’
	Shares	Amount	Capital	Loss	Stock	Earnings	Equity
Balance, April 1, 2018	70.1	$0.7	$1,879.5	$(21.7)	$(2,579.2)	$3,090.1	$2,369.4
Net income	—	—	—	—	—	172.9	172.9
Unrealized loss on available-for-sale securities	—	—	—	(0.5)	—	—	(0.5)
Defined benefit pension plan	—	—	—	0.3	—	—	0.3
Exercise of stock options	0.1	—	5.7	—	—	—	5.7
Share-based compensation	—	—	17.8	—	—	—	17.8
Balance, June 30, 2018	70.2	$0.7	$1,903.0	$(21.9)	$(2,579.2)	$3,263.0	$2,565.6

	Six Months Ended June 30, 2019
	(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Treasury	Retained	Stockholders’
	Shares	Amount	Capital	Loss	Stock	Earnings	Equity
Balance, January 1, 2019	70.2	$0.7	$1,940.2	$(7.9)	$(2,579.2)	$3,434.8	$2,788.6
Net loss	—	—	—	—	—	(289.5)	(289.5)
Unrealized gain on available-for-sale securities	—	—	—	5.0	—	—	5.0
Defined benefit pension plan	—	—	—	(2.1)	—	—	(2.1)
Shares issued under employee stock purchase plan	—	—	2.2	—	—	—	2.2
Restricted stock units withheld for taxes	—	—	(1.9)	—	—	—	(1.9)
Common stock issued upon RSU vesting	0.1	—	—	—	—	—	—
Exercise of stock options	0.2	—	9.9	—	—	—	9.9
Share-based compensation	—	—	40.5	—	—	—	40.5
Cumulative effect of accounting change	—	—	—	—	—	(5.1)	(5.1)
Reclassification from temporary equity to permanent equity(1)	—	—	10.8	—	—	—	10.8
Balance, June 30, 2019	70.5	$0.7	$2,001.7	$(5.0)	$(2,579.2)	$3,140.2	$2,558.4
(1)	Pursuant to a license agreement with Toray, we issued 200,000 shares of our common stock (which have since split into 400,000 shares) to Toray in 2007, and provided Toray the Put Right, which resulted in classification of such shares within temporary equity. During the six months ended June 30, 2019, we terminated our license agreement with Toray and therefore the Put Right no longer exists. As a result, upon termination of the license agreement, we reclassified $10.8 million from temporary equity to additional paid-in capital during the six months ended June 30, 2019.

	Six Months Ended June 30, 2018
	(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Treasury	Retained	Stockholders’
	Shares	Amount	Capital	Loss	Stock	Earnings	Equity
Balance, January 1, 2018	69.9	$0.7	$1,854.3	$(19.6)	$(2,579.2)	$2,845.6	$2,101.8
Net income	—	—	—	—	—	417.4	417.4
Unrealized loss on available-for-sale securities	—	—	—	(2.9)	—	—	(2.9)
Defined benefit pension plan	—	—	—	0.6	—	—	0.6
Shares issued under employee stock purchase plan	—	—	2.1	—	—	—	2.1
Exercise of stock options	0.3	—	14.9	—	—	—	14.9
Share-based compensation	—	—	31.7	—	—	—	31.7
Balance, June 30, 2018	70.2	$0.7	$1,903.0	$(21.9)	$(2,579.2)	$3,263.0	$2,565.6

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Six Months Ended
	June 30,
	2019	2018
	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(289.5)	$417.4
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	20.7	16.0
Share-based compensation benefit	(8.0)	(80.6)
Intangible asset impairment charges	8.8	—
Other	(37.0)	(2.1)
Changes in operating assets and liabilities:
Accounts receivable	(5.3)	45.8
Inventories	4.4	8.9
Accounts payable and accrued expenses	(3.0)	39.9
Other assets and liabilities	(185.6)	10.2
Net cash (used in) provided by operating activities	(494.5)	455.5

Cash flows from investing activities:
Purchases of property, plant and equipment	(45.4)	(91.1)
Purchases of held-to-maturity and other investments	—	(37.7)
Sales/maturities of held-to-maturity investments	38.2	27.6
Purchases of available-for-sale investments	(519.0)	(438.5)
Sales/maturities of available-for-sale investments	430.3	126.2
Purchase of investments in privately-held companies	(7.0)	(5.0)
Net cash used in investing activities	(102.9)	(418.5)

Cash flows from financing activities:
Proceeds from line of credit	800.0	250.0
Repayment of line of credit	—	(250.0)
Payments of debt issuance costs	(0.7)	(13.2)
Proceeds from the exercise of stock options	9.9	14.9
Proceeds from the issuance of stock under employee stock purchase plan	2.2	2.1
Restricted stock units withheld for taxes	(1.9)	—
Net cash provided by financing activities	809.5	3.8

Net increase in cash and cash equivalents	212.1	40.8
Cash and cash equivalents, beginning of period	669.2	705.1
Cash and cash equivalents, end of period	$881.3	$745.9

Supplemental cash flow information:
Cash paid for interest	$20.6	$4.5
Cash paid for income taxes	$62.7	$31.5
Non-cash investing and financing activities:
Non-cash additions to property, plant and equipment	$4.0	$17.4

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

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

2.    Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all of the information required by U.S. generally accepted accounting principles (GAAP) for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on February 27, 2019.

In our management’s opinion, the accompanying consolidated financial statements contain all adjustments, including normal, recurring adjustments, necessary to fairly present our financial position as of June 30, 2019 and December 31, 2018, statements of operations, comprehensive income, and stockholders’ equity for the three- and six-month periods ended June 30, 2019 and 2018 and statements of cash flows for the six-month periods ended June 30, 2019 and 2018. Interim results are not necessarily indicative of results for an entire year.

Recently Issued Accounting Standards

Accounting Standards Adopted During the Period

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842) (ASU 2016-02), which requires that assets and liabilities arising under leases be recognized on the balance sheets. ASU 2016-02 also requires additional quantitative and qualitative disclosures of the amount, timing and uncertainty of cash flows relating to lease arrangements. ASU 2016-02 was effective for annual reporting periods beginning after December 15, 2018. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842)—Targeted Improvements (ASU 2018-11). ASU 2018-11 allows entities to elect a simplified transition method, allowing for application of ASU 2016-02 at the adoption date, with recognition of a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We adopted this standard on January 1, 2019 using the simplified transition method, allowing us to not restate comparative periods and apply ASC 842 on a prospective basis, resulting in a balance sheet presentation that, in certain respects, is not comparable to the prior period in the first year of adoption. We elected the practical expedient package permitted under the transition guidance within the new standard, which among other things, allows us to carry forward historical lease classifications. We also elected to use the lessee component election, allowing us to account for the lease and non-lease components as a single lease component. As the majority of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. We made an accounting policy election to keep leases with an initial term of 12 months or less off of our consolidated balance sheets. We recognize lease payments for such leases in the consolidated statements of operations on a straight-line basis over the lease term.

Upon adoption of this standard, we recognized a right-of-use asset of $8.2 million, and a corresponding lease liability of the same amount, related to our operating leases as of January 1, 2019. In addition, we recognized a cumulative-effect adjustment for the de-recognition of our build-to-suit leases as these leases no longer qualify for build-to-suit accounting and have instead been recognized as operating leases under ASC 842. The adjustment resulted in a decrease to retained earnings of $5.1 million, which is net of a tax benefit. At adoption, our weighted-average remaining lease term was 3.0 years and our weighted-average discount rate was 4.9%.

Supplemental balance sheet information related to operating leases was as follows (in millions):

	Financial Statement Line Item	June 30,	January 1,
Operating Leases	on the Consolidated Balance Sheets	2019	2019
Right-of-use assets	Other non-current assets	$6.8	$8.2
Current lease liabilities	Other current liabilities	$2.9	$4.1
Non-current lease liabilities	Other non-current liabilities	4.0	4.1
Total operating lease liabilities		$6.9	$8.2

We recorded $1.3 million and $2.7 million in operating lease expense for the three and six months ended June 30, 2019 and recorded $1.0 million and $2.2 million in operating lease expense for the three and six months ended June 30, 2018. The amounts recorded in operating lease expense include short-term leases and variable lease costs, which are immaterial.

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

Accounting Standards Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which introduces new guidance for estimating credit losses on certain types of financial instruments based on expected losses and the timing of the recognition of such losses. ASU 2016-13 will be effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted. We are currently evaluating the impact of adopting this guidance on our financial statements.

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

3.    Investments

Available-for-Sale Debt Securities

Available-for-sale debt securities are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive income in stockholders’ equity, until realized. Available-for-sale debt securities consisted of the following (in millions):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
As of June 30, 2019	Cost	Gains	Losses	Value
U.S. government and agency securities	$1,083.3	$3.3	$(0.6)	$1,086.0
Corporate debt securities	180.0	1.4	—	181.4
Total	$1,263.3	$4.7	$(0.6)	$1,267.4
Reported under the following captions on the consolidated balance sheet:
Cash and cash equivalents				$21.2
Current marketable investments				825.5
Non-current marketable investments				420.7
Total				$1,267.4

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
As of December 31, 2018	Cost	Gains	Losses	Value
U.S. government and agency securities	$1,077.4	$0.7	$(3.9)	$1,074.2
Corporate debt securities	72.3	—	(0.3)	72.0
Total	$1,149.7	$0.7	$(4.2)	$1,146.2
Reported under the following captions on the consolidated balance sheet:
Cash and cash equivalents				$—
Current marketable investments				705.8
Non-current marketable investments				440.4
Total				$1,146.2

The following table summarizes the contractual maturities of available-for-sale marketable investments (in millions):

	As of June 30, 2019
	Amortized	Fair
	Cost	Value
Due within one year	$846.0	$846.7
Due in one to three years	417.3	420.7
Total	$1,263.3	$1,267.4

	As of December 31, 2018
	Amortized	Fair
	Cost	Value
Due within one year	$708.2	$705.8
Due in one to three years	441.5	440.4
Total	$1,149.7	$1,146.2

Investments in Privately-Held Companies

As of June 30, 2019, we maintained non-controlling equity investments in privately-held companies of $100.7 million in the aggregate. We measure these investments using the measurement alternative because the fair values of these investments are not readily determinable. Under this alternative, the investments are measured at cost, less any impairment, adjusted for any observable price changes. There were no impairments or observable price changes in our investments in privately-held companies during the three and six months ended June 30, 2019. We include our investments in privately-held companies within other non-current assets on our consolidated balance sheets. These investments are subject to a periodic impairment review and if impaired, the investment is measured and recorded at fair value in accordance with ASC 820, Fair Value Measurements.

Variable Interest Entity

In April 2017, we made a $7.5 million minority equity investment in a privately-held company. In addition to our investment, we entered into an exclusive license, development and commercialization agreement (the License Agreement) with this company. The License Agreement entitled us to control rights sufficient to require us to consolidate its balance sheet and results of operations, as the primary beneficiary of this company. The control rights related to additional research and development funding that we could have decided to provide to this company over a period of six years. We were also entitled to representation on a joint development committee that approved the company’s use of funding provided by us.

In June 2019, we elected to terminate the License Agreement. Upon effectiveness of the termination of the License Agreement in the third quarter of 2019, we will no longer have any control rights over the variable interest entity, and will deconsolidate the entity. Although we still hold our minority investment, the termination of the License Agreement caused us to impair an associated in-process research and development (IPR&D) asset during the second quarter of 2019. Refer to Note 6–Goodwill and Other Intangible Assets.

Investments in Equity Securities with Readily Determinable Fair Values

We held investments in equity securities with readily determinable fair values of $77.9 million and $3.5 million as of June 30, 2019 and December 31, 2018, respectively, which are included in current marketable investments on the accompanying consolidated balance sheets. During the quarter ended June 30, 2019, TransMedics Group, Inc., one of the privately-held companies in which we had invested, completed its initial public offering and its common stock began trading on the Nasdaq Stock Market. As a result, the equity securities we own in this company are now recorded at fair value rather than reflected as an investment in a privately-held company. Changes in the fair value of publicly traded equity securities are recorded on our consolidated income statements within “other income (expense), net.” Refer to Note 4—Fair Value Investments.

4.    Fair Value Measurements

We account for certain assets and liabilities at fair value and classify these assets and liabilities within a fair value hierarchy (Level 1, Level 2 or Level 3). Our other current assets and other current liabilities have fair values that approximate their carrying values. Assets and liabilities subject to fair value measurements are as follows (in millions):

	As of June 30, 2019
	Level 1	Level 2	Level 3	Balance
Assets
Money market funds(1)	$428.8	$—	$—	$428.8
Time deposits(2)	—	87.9	—	87.9
U.S. government and agency securities(3)	—	1,086.0	—	1,086.0
Corporate debt securities(3)	—	181.4	—	181.4
Equity securities(4)	77.9	—	—	77.9
Total assets	$506.7	$1,355.3	$—	$1,862.0
Liabilities
Contingent consideration(5)	—	—	13.4	13.4
Total liabilities	$—	$—	$13.4	$13.4

	As of December 31, 2018
	Level 1	Level 2	Level 3	Balance
Assets
Money market funds(1)	$247.6	$—	$—	$247.6
Time deposits(2)	—	35.9	—	35.9
U.S. government and agency securities(3)	—	1,074.2	—	1,074.2
Corporate debt securities(3)	—	75.7	—	75.7
Equity securities(4)	3.5	—	—	3.5
Total assets	$251.1	$1,185.8	$—	$1,436.9
Liabilities
Contingent consideration(5)	—	—	13.4	13.4
Total liabilities	$—	$—	$13.4	$13.4
(1)	Included in cash and cash equivalents on the accompanying consolidated balance sheets.
(2)	Included in cash equivalents and current and non-current marketable investments on the accompanying consolidated balance sheets. The fair value of these securities is principally measured or corroborated by trade data for identical securities in which related trading activity is not sufficiently frequent to be considered a Level 1 input or comparable securities that are more actively traded.
(3)	Included in cash equivalents and current and non-current marketable investments on the accompanying consolidated balance sheets. Refer to Note 3—Investments—Available-for-Sale Debt Securities for further information. The fair value of these securities is principally measured or corroborated by trade data for identical securities for which related trading activity is not sufficiently frequent to be considered a Level 1 input or comparable securities that are more actively traded.
(4)	Included in current marketable investments on the accompanying consolidated balance sheets. The fair value of these securities is based on quoted market prices for identical instruments in active markets. During the three and six months ended June 30, 2019, we recognized $29.5 million and $32.5 million of net unrealized gains on these securities and recorded these gains on our consolidated income statements within “other income (expense), net”. Refer to Note 3—Investments—Investments in Equity Securities with Readily Determinable Fair Values.
(5)	Included in non-current liabilities on the accompanying consolidated balance sheets. The fair value of contingent consideration has been estimated using probability-weighted discounted cash flow models (DCFs). The DCFs incorporate Level 3 inputs including estimated discount rates that we believe market participants would consider relevant in pricing and the projected timing and amount of cash flows, which are estimated and developed, in part, based on the requirements specific to each acquisition agreement. The change in the fair value of contingent consideration for the three and six months ended June 30, 2019 was not material.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of their short maturities. The fair values of our marketable investments are reported above within the fair value hierarchy. Refer to Note 3—Investments. The carrying value of our debt is a reasonable estimate of the fair value of the outstanding debt based on the variable interest rate of the debt.

5.    Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value and consist of the following, net of reserves (in millions):

	June 30,	December 31,
	2019	2018
Raw materials	$20.7	$24.3
Work-in-progress	28.1	28.0
Finished goods	48.1	48.7
Total inventories	$96.9	$101.0

6.    Goodwill and Other Intangible Assets

Goodwill and other intangible assets comprise the following (in millions):

	As of June 30, 2019			As of December 31, 2018
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Goodwill	$31.5	$—	$31.5	$31.5	$—	$31.5
Other intangible assets:
Technology, patents and trade names	6.7	(5.2)	1.5	6.7	(5.1)	1.6
In-process research and development	128.9	—	128.9	137.7	—	137.7
Total	$167.1	$(5.2)	$161.9	$175.9	$(5.1)	$170.8

In June 2019, we elected to terminate our license, development and commercialization agreement (License Agreement) with the variable interest entity discussed under Note 3—Investments—Variable Interest Entity. Since we will not pursue further development of the related IPR&D asset, we fully impaired the IPR&D asset, recognizing an impairment charge of $8.8 million for the three months ended June 30, 2019.

7.    Debt

Unsecured Revolving Credit Facility - Credit Agreement

In June 2018, we entered into a credit agreement (the Credit Agreement) with Wells Fargo Bank, National Association (Wells Fargo), as administrative agent and a swingline lender, and various other lender parties, providing for: (1) an unsecured revolving credit facility of up to $1.0 billion; and (2) a second unsecured revolving credit facility of up to $500.0 million (which facilities may, at our request, be increased by up to $300 million in the aggregate subject to obtaining commitments from existing or new lenders for such increase and other conditions). In accordance with the terms of the Credit Agreement, in June 2019, we extended the maturity date of the Credit Agreement by one year, to June 2024. The Credit Agreement provides the lenders the ability to extend the maturity date by one additional year to June 2025 if we request such an extension.

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

On June 27, 2018 we borrowed $250.0 million under the Credit Agreement and used the funds to repay outstanding indebtedness under a prior credit agreement.

On January 24, 2019, we paid an upfront payment of $800.0 million related to our exclusive license agreement with Arena Pharmaceuticals, Inc. (Arena) and funded the payment by borrowing $800.0 million under the Credit Agreement. This brought our aggregate outstanding balance under the Credit Agreement to $1,050.0 million as of June 30, 2019. Although our credit facility matures in 2024, we classified $250.0 million of the outstanding balance as a current liability on our consolidated balance sheet as we intend to repay this amount within one year.

The Credit Agreement contains customary events of default and customary affirmative and negative covenants. As of June 30, 2019, we were in compliance with these covenants. Lung Biotechnology PBC is our only subsidiary that guarantees our obligations under the Credit Agreement though, from time to time, one or more of our other subsidiaries may be required to guarantee our obligations.

During the three and six months ended June 30, 2019, we recorded $12.2 million and $22.5 million of interest expense, respectively, related to the Credit Agreement. During the three and six months ended June 30, 2018, we recorded $2.8 million and $5.4 million of interest expense, respectively, related to a prior credit agreement.

8.    Share-Based Compensation

As of June 30, 2019, we have two shareholder-approved equity incentive plans: the United Therapeutics Corporation Amended and Restated Equity Incentive Plan (the 1999 Plan) and the United Therapeutics Corporation Amended and Restated 2015 Stock Incentive Plan (as amended to date, the 2015 Plan). The 2015 Plan provides for the issuance of up to 9,500,000 shares of our common stock pursuant to awards granted under the 2015 Plan, which includes the 450,000 shares added pursuant to an amendment and restatement of the 2015 Plan approved by our shareholders in June 2019. No further awards will be granted under the 1999 Plan. We also have one equity incentive plan, the United Therapeutics Corporation 2019 Inducement Stock Incentive Plan (the 2019 Inducement Plan), that has not been approved by our shareholders, in accordance with Nasdaq Stock Market rules. The 2019 Inducement Plan was approved by our Board of Directors in February 2019 and provides for the issuance of up to 99,000 shares of our common stock under awards granted to newly-hired employees. Currently, we grant equity-based awards to employees and members of our Board of Directors in the form of stock options and restricted stock units under the 2015 Plan, and we grant restricted stock units to newly-hired employees under the 2019 Inducement Plan. Refer to the sections entitled Stock Options and Restricted Stock Units below.

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

The following table reflects the components of share-based compensation (benefit) expense recognized in our consolidated statements of operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock options	$18.1	$15.5	$33.8	$28.2
Restricted stock units	3.8	2.0	6.0	2.9
STAP awards	(59.4)	2.7	(48.4)	(112.3)
Employee stock purchase plan	0.3	0.3	0.6	0.6
Total share-based compensation (benefit) expense before tax	$(37.2)	$20.5	$(8.0)	$(80.6)

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

The table below includes the weighted-average assumptions used to measure the fair value of all stock options granted during the six-month periods ended June 30, 2019 and June 30, 2018:

	June 30,	June 30,
	2019	2018
Expected volatility	33.8%	36.2%
Risk-free interest rate	2.4%	2.7%
Expected term of awards (in years)	5.8	6.3
Expected dividend yield	0.0%	0.0%

A summary of the activity and status of stock options under our equity incentive plans during the six-month period ended June 30, 2019 is presented below:

			Weighted
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term (Years)	(in millions)
Outstanding at January 1, 2019	6,299,803	$120.78
Granted	2,081,047	124.87
Exercised	(191,508)	51.53
Forfeited/canceled	(84,847)	130.91
Outstanding at June 30, 2019	8,104,495	$123.36	6.8	$7.5
Exercisable at June 30, 2019	3,918,748	$119.42	5.6	$7.4
Unvested at June 30, 2019	4,185,747	$127.05	7.9	$0.1

The weighted average fair value of a stock option granted during each of the six-month periods ended June 30, 2019 and June 30, 2018, was $39.63 and $45.02, respectively. These stock options have an aggregate grant date fair value of $82.5 million and $44.3 million, respectively. The total grant date fair value of stock options that vested during the six-month periods ended June 30, 2019 and June 30, 2018 was $36.3 million and $33.6 million, respectively.

Total share-based compensation expense relating to stock options is recorded as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Cost of product sales	$0.2	$0.2	$0.4	$0.5
Research and development	0.9	1.0	1.8	1.9
Selling, general and administrative	17.0	14.3	31.6	25.8
Share-based compensation expense before taxes	18.1	15.5	33.8	28.2
Related income tax benefit	(4.1)	(3.6)	(7.6)	(6.5)
Share-based compensation expense, net of taxes	$14.0	$11.9	$26.2	$21.7

As of June 30, 2019, unrecognized compensation expense relating to stock options was $126.9 million. Unvested outstanding stock options as of June 30, 2019 had a weighted average remaining vesting period of 2.7 years.

Stock option exercise data is summarized below (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Number of options exercised	25,000	108,608	191,508	282,903
Cash received	$1.1	$5.7	$9.9	$14.9
Total intrinsic value of options exercised	$1.2	$6.5	$11.5	$16.9

Restricted Stock Units

Each restricted stock unit entitles the recipient to one share of our common stock upon vesting. We measure the fair value of restricted stock units using the stock price on the date of grant. Share-based compensation expense for the restricted stock units is recorded ratably over their vesting period. A summary of the activity with respect to, and status of, restricted stock units during the six-month period ended June 30, 2019 is presented below:

			Weighted
		Weighted-	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Restricted	Grant	Contractual	Value
	Stock Units	Price	Term (Years)	(in millions)
Unvested at January 1, 2019	186,255	$112.48
Granted	217,726	113.76
Vested	(64,357)	111.44
Forfeited/canceled	(13,931)	118.75
Unvested at June 30, 2019	325,693	$113.28	9.4	$25.4

Total share-based compensation expense relating to restricted stock units is recorded as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of product sales	$0.3	$0.2	$0.5	$0.2
Research and development	1.2	0.5	1.9	0.6
Selling, general and administrative	2.3	1.3	3.6	2.1
Share-based compensation expense before taxes	3.8	2.0	6.0	2.9
Related income tax benefit	(0.9)	(0.5)	(1.4)	(0.7)
Share-based compensation expense, net of taxes	$2.9	$1.5	$4.6	$2.2

As of June 30, 2019, unrecognized compensation cost related to the grant of restricted stock units was $32.3 million. Unvested outstanding restricted stock units as of June 30, 2019 had a weighted average remaining vesting period of 2.3 years.

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

The aggregate STAP liability balance was $17.7 million and $72.2 million at June 30, 2019 and December 31, 2018, respectively, all of which was classified as a current liability on our consolidated balance sheets.

Estimating the fair value of STAP awards requires the use of certain inputs that can materially impact the determination of fair value and the amount of compensation expense (benefit) we recognize. Inputs used in estimating fair value include the price of our common stock, the expected volatility of the price of our common stock, the risk-free interest rate, the expected term of STAP awards, and the expected dividend yield. Prior to December 31, 2018, we used historical data to develop the expected term input for our STAP awards. As of December 31, 2018, we no longer believed historical exercise data formed a reasonable basis from which to determine the expected exercise behavior of outstanding STAPs given the prolonged volatility of the price of our common stock. As such, we began determining the expected term assumption as of December 31, 2018 using the weighted average midpoint of the remaining contractual term for outstanding awards and expect to continue to use this methodology until circumstances dictate otherwise.

The fair value of the STAP awards is measured at the end of each financial reporting period because the awards are settled in cash.

The table below includes the weighted-average assumptions used to measure the fair value of outstanding STAP awards:

	June 30,	June 30,
	2019	2018
Expected volatility	28.9%	33.8%
Risk-free interest rate	1.7%	2.3%
Expected term of awards (in years)	2.3	1.1
Expected dividend yield	—%	—%

The closing price of our common stock was $78.06 and $113.15 on June 30, 2019 and June 30, 2018, respectively. The closing price of our common stock was $108.90 on December 31, 2018.

A summary of the activity and status of STAP awards during the six-month period ended June 30, 2019 is presented below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Awards	Price	(in Years)	(in millions)
Outstanding at January 1, 2019	2,867,979	$107.85
Granted	—	—
Exercised	(110,917)	61.17
Forfeited	(68,013)	162.51
Outstanding at June 30, 2019	2,689,049	$108.40	4.5	$21.6
Exercisable at June 30, 2019	2,679,049	$108.60	4.5	$21.3
Unvested at June 30, 2019	10,000	$52.57	3.4	$0.3

Share-based compensation (benefit) expense recognized in connection with STAP awards is as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Cost of product sales	$(2.7)	$0.2	$(2.0)	$(6.0)
Research and development	(12.2)	1.6	(10.3)	(22.0)
Selling, general and administrative	(44.5)	0.9	(36.1)	(84.3)
Share-based compensation (benefit) expense before taxes	(59.4)	2.7	(48.4)	(112.3)
Related income tax expense (benefit)	13.4	(0.6)	10.9	25.7
Share-based compensation (benefit) expense, net of taxes	$(46.0)	$2.1	$(37.5)	$(86.6)

Cash paid to settle STAP exercises during the six-month periods ended June 30, 2019 and June 30, 2018 was $6.1 million and $57.4 million, respectively.

Employee Stock Purchase Plan

In June 2012, our shareholders approved the ESPP, which is structured to comply with Section 423 of the Internal Revenue Code. The ESPP provides eligible employees with the right to purchase shares of our common stock at a discount through elective accumulated payroll deductions at the end of each offering period. Offering periods, which began in 2012, occur in consecutive six-month periods commencing on September 5th and March 5th of each year. Eligible employees may contribute up to 15 percent of their base salary, subject to certain annual limitations as defined in the ESPP. The purchase price of the shares is equal to the lower of 85 percent of the closing price of our common stock on either the first or last trading day of a given offering period. In addition, the ESPP provides that no eligible employee may purchase more than 4,000 shares during any offering period. The ESPP has a 20-year term and limits the aggregate number of shares that can be issued under the ESPP to 3.0 million.

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

For the six months ended June 30, 2019, we had a net loss, and as such, all outstanding stock options and restricted stock units were excluded from our calculation of diluted earnings (loss) per share. The components of basic and diluted earnings (loss) per common share comprised the following (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Numerator:
Net income (loss)	$205.1	$172.9	$(289.5)	$417.4
Denominator:
Weighted average outstanding shares - basic	43.8	43.1	43.8	43.4
Effect of dilutive securities(1):
Stock options, restricted stock units and employee stock purchase plan	0.2	0.3	—	0.5
Weighted average shares - diluted(2)	44.0	43.4	43.8	43.9
Net income (loss) per common share:
Basic	$4.68	$4.01	$(6.61)	$9.62
Diluted	$4.66	$3.98	$(6.61)	$9.51

Stock options and restricted stock units excluded from calculation(2)	7.9	5.5	6.6	4.7
(1)	Calculated using the treasury stock method.
(2)	The common shares underlying certain stock options and restricted stock units have been excluded from the computation of diluted earnings per share because their impact would be anti-dilutive for the three-and six-month periods ended June 30, 2019 and June 30, 2018.

10.  Income Taxes

Our effective income tax rate (ETR) for the six months ended June 30, 2019 and 2018 was 28 percent and 21 percent, respectively. We recognized a loss before income taxes, and a corresponding income tax benefit, for the six months ended June 30, 2019, as a result of the one-time $800.0 million payment to Arena in January 2019. As a result of this loss, our anticipated tax credits and foreign sales deduction (“FDII”), partially offset by non-deductible compensation expense, increased our tax benefit and resulting ETR for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. Deferred tax assets increased by $168.6 million as of June 30, 2019 compared to December 31, 2018 primarily due to the amount of the Arena payment that will not be deductible for tax purposes in 2019.

Our unrecognized tax benefits were $0.9 million and $0.5 million for the six months ended June 30, 2019 and June 30, 2018, and included $0.7 million and $0.3 million, respectively, of tax benefits that, if recognized, would impact our ETR. We record interest and penalties related to uncertain tax positions as a component of income tax expense. As of June 30, 2019 and 2018, we have not accrued any material interest expense related to uncertain tax positions. We are unaware of any material positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

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

Net product sales, cost of product sales and gross profit for each of our commercial products were as follows (in millions):

	Three Months Ended June 30,
2019	Remodulin	Tyvaso	Orenitram	Unituxin	Adcirca	Total
Net product sales	$155.8	$109.6	$54.0	$25.1	$29.1	$373.6
Cost of product sales	4.5	3.5	4.0	2.2	12.5	26.7
Gross profit	$151.3	$106.1	$50.0	$22.9	$16.6	$346.9

2018
Net product sales	$159.5	$105.9	$49.5	$19.8	$109.8	$444.5
Cost of product sales	3.4	4.4	3.0	3.4	47.5	61.7
Gross profit	$156.1	$101.5	$46.5	$16.4	$62.3	$382.8

	Six Months Ended June 30,
2019	Remodulin	Tyvaso	Orenitram	Unituxin	Adcirca	Total
Net product sales	$311.3	$213.4	$112.4	$50.0	$49.1	$736.2
Cost of product sales	10.6	7.9	8.8	7.3	21.2	55.8
Gross profit	$300.7	$205.5	$103.6	$42.7	$27.9	$680.4

2018
Net product sales	$286.3	$200.5	$101.7	$37.8	$207.4	$833.7
Cost of product sales	6.4	7.4	6.0	5.7	89.4	114.9
Gross profit	$279.9	$193.1	$95.7	$32.1	$118.0	$718.8

Geographic revenues are determined based on the country in which our customers (distributors) are located. Total revenues from external customers by geographic area are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
United States	$339.5	$422.3	$669.0	$788.1
Rest-of-World(1)	34.1	22.2	67.2	45.6
Total	$373.6	$444.5	$736.2	$833.7
(1)	Primarily Europe.

We recorded revenue from two specialty pharmaceutical distributors in the United States comprising 54 percent and 22 percent, respectively, of total revenues during the three-month period ended June 30, 2019, 48 percent and 17 percent, respectively, of total revenues during the three-month period ended June 30, 2018, 56 percent and 21 percent, respectively, of total revenues during the six-month period ended June 30, 2019, and 48 percent and 17 percent, respectively, of total revenues during the six-month period ended June 30, 2018. All of our revenues for Adcirca are generated by sales made through Lilly’s pharmaceutical wholesaler network.

12.   Litigation

On April 16, 2019, Sandoz Inc. (Sandoz) and its commercialization collaborator, RareGen, LLC, filed a complaint in the U.S. District Court for the District of New Jersey against us and Smiths Medical ASD, Inc. (Smiths Medical), alleging that we and Smiths Medical engaged in anticompetitive conduct in connection with plaintiffs’ efforts to launch their generic version of Remodulin. In particular, the complaint alleges that we and Smiths Medical unlawfully impeded competition by entering into an agreement to produce CADD MS®3 cartridges specifically for the delivery of subcutaneous Remodulin, without making these cartridges available for the delivery of Sandoz’s generic version of

Remodulin. The plaintiffs have filed a motion to expedite discovery in anticipation of a forthcoming motion seeking unspecified preliminary injunctive relief, and we and Smiths Medical have filed a motion to dismiss the complaint. We believe plaintiffs’ claims to be meritless and intend to vigorously defend the litigation. However, due to the uncertainty inherent in any litigation, we cannot guarantee that an adverse outcome will not result. Any litigation of this nature could involve substantial cost, and an adverse outcome could result in substantial monetary damages and/or injunctive relief adverse to our business. We currently are not able to reasonably estimate a range of potential losses due to the early stage of the litigation.

13.   Arena License Agreement

On November 15, 2018, we entered into an exclusive license agreement with Arena related to ralinepag, a next-generation, oral, selective and potent prostacyclin receptor agonist being developed for the treatment of PAH. On January 24, 2019, in connection with the closing of the transactions contemplated by the license agreement: (1) Arena granted to us perpetual, irrevocable and exclusive rights throughout the universe to develop, manufacture and commercialize ralinepag; (2) Arena transferred to us certain other assets related to ralinepag, including, among others, related domain names and trademarks, permits, certain contracts, inventory, regulatory documentation, Investigational New Drug (IND) Application No. 109021 (related to ralinepag) and non-clinical, pre-clinical and clinical trial data; (3) we assumed certain limited liabilities from Arena, including, among others, all obligations arising after the closing under the assumed contracts and the IND described above; and (4) we paid Arena an upfront payment of $800.0 million, which was expensed as acquired in-process research and development and included within research and development expenses on our consolidated statements of operations in the first quarter of 2019. We will also pay Arena: (1) a one-time payment of $250.0 million for the first, if any, marketing approval we receive in the United States for an inhaled version of ralinepag to treat PAH; (2) a one-time payment of $150.0 million for the first, if any, marketing approval we receive in any of Japan, France, Italy, the United Kingdom, Spain or Germany for an oral version of ralinepag to treat any indication; and (3) low double-digit, tiered royalties on net sales of any pharmaceutical product containing ralinepag as an active ingredient, subject to certain adjustments for third party license payments.

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

Overview of Marketed Products

We currently market and sell the following commercial products:

●	Remodulin, a continuously-infused formulation of the prostacyclin analogue treprostinil, approved by the FDA for subcutaneous and intravenous administration to diminish symptoms associated with exercise in patients with pulmonary arterial hypertension (PAH). Remodulin has also been approved in various countries outside of the United States.
●	Tyvaso, an inhaled formulation of treprostinil, approved by the FDA and regulatory authorities in Argentina and Israel to improve exercise ability in PAH patients.
●	Orenitram, a tablet dosage form of treprostinil, approved by the FDA to improve exercise capacity in PAH patients.
●	Unituxin, a monoclonal antibody approved by the FDA and Health Canada for the treatment of high-risk neuroblastoma.
●	Adcirca, an oral PDE-5 inhibitor approved by the FDA to improve exercise ability in PAH patients.

Revenues

Our net product sales consist of sales of the five commercial products noted above. We have entered into separate, non-exclusive distribution agreements with Accredo Health Group, Inc. and its affiliates (Accredo) and Caremark, L.L.C. (CVS Specialty) to distribute Remodulin, Tyvaso and Orenitram in the United States, and we have entered into an exclusive distribution agreement with ASD Specialty Healthcare, Inc. (ASD), an affiliate of AmerisourceBergen Corporation, to distribute Unituxin in the United States. We also sell Remodulin and Tyvaso to distributors internationally. We sell Adcirca through Lilly’s pharmaceutical wholesale network. To the extent we have increased the price of any of these products, increases have typically been in the single-digit percentages per year, except for Adcirca, the price of which is set solely by Lilly. In 2019, we anticipate revenues will decrease as compared to 2018 because generic Adcirca will be available for the full year in 2019, as compared to only the last four months of 2018. We may experience additional pressure on revenues during the second half of 2019 due to the launch of generic versions of Remodulin in the United States and certain countries in Europe. Longer term, we believe our pipeline of new products and potential label expansions for existing products should result in a return to revenue growth potentially as soon as 2020, although the precise timing depends on a number of factors, including factors that we cannot control. Refer to the risks identified in Part II, Item 1A—Risk Factors, included in this Quarterly Report on Form 10-Q.

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

Generic Competition

We settled litigation with Sandoz, Inc. (Sandoz) relating to its abbreviated new drug application (ANDA) seeking FDA approval to market a generic version of Remodulin. Under the settlement agreement, Sandoz was permitted to market its generic version of Remodulin as early as June 2018. On March 25, 2019, Sandoz announced the availability of its generic product in the United States, and that it is entitled to six months of marketing exclusivity before other companies are permitted to market their generic versions of Remodulin in the United States. We have also entered into similar settlement agreements with Teva Pharmaceuticals USA, Inc. (Teva), Par Sterile Products, LLC (Par), Dr. Reddy’s Laboratories, Inc. (Dr. Reddy’s) and Alembic Pharmaceuticals Ltd. (Alembic) permitting each of them to market a generic version of Remodulin in the United States. Par has received tentative FDA approval for its ANDA, but to our knowledge the other companies’ ANDAs have not been approved by the FDA. Subject to FDA approval, and assuming that Sandoz does, in fact, have six months of marketing exclusivity, any of Par, Teva, Dr. Reddy’s or Alembic could launch their generic products as early as September 2019.

Internationally, various European countries began approving generic versions of Remodulin in 2018, followed by pricing approvals and launches in certain of these countries in 2019. As a result, we anticipate that our international Remodulin revenues will decline in 2019, due to increased competition and a reduction in our contractual transfer price for Remodulin sold by certain international distributors for sales in countries in which the pricing of Remodulin is impacted by the generic competition. Our non-U.S. net product sales for Remodulin were $64.8 million and $43.7 million for the six months ended June 30, 2019 and 2018, respectively.

We also settled litigation with Actavis Laboratories FL, Inc. (Actavis) relating to its ANDA seeking FDA approval to market a generic version of Orenitram before the expiration of certain of our U.S. patents. Under the settlement agreement, Actavis can market its generic version of Orenitram in the United States beginning in June 2027, although Actavis may be permitted to enter the market earlier under certain circumstances. We also settled litigation with Watson Laboratories, Inc. (Watson) relating to its ANDA seeking FDA approval to market a generic version of Tyvaso before the expiration of certain of our U.S. patents. Under the settlement agreement, Watson can market its generic version of Tyvaso in the United States beginning in January 2026, although Watson may be permitted to enter the market earlier under certain circumstances. As a result of our settlements with Watson and Actavis, we expect to see generic competition for Tyvaso and Orenitram in the United States beginning as early as 2026 and 2027, respectively. Competition from these generic companies could reduce our net product sales and profits. In addition, although we intend to vigorously enforce our intellectual property rights relating to our products, there can be no assurance that we will prevail in defending our patent rights, or that additional challenges from other ANDA filers or other challengers will not surface with respect to our products. Our patents could be invalidated, found unenforceable or found not to cover one or more generic forms of our products. If any ANDA filer were to receive approval to sell a generic version of our products and/or prevail in any patent litigation, the affected product(s) would become subject to increased competition, which could reduce our net product sales and profits.

A U.S. patent for Adcirca for the treatment of pulmonary hypertension expired in November 2017, and FDA-conferred regulatory exclusivity expired in May 2018, leading to the launch of a generic version of Adcirca by Mylan N.V. in August 2018, and by additional companies in February 2019. Generic competition for Adcirca has had a material adverse impact on Adcirca net product sales. In addition, we expect declines in patient demand will increase the amount of Adcirca inventory held by distributors and other downstream customers that expires unsold. Our allowance for product returns was $20.6 million and $22.4 million as of June 30, 2019 and December 31, 2018, respectively.

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

Research and Development

Our research and development expenses primarily include costs associated with the research and development of products and post-marketing research commitments. These costs also include share-based compensation and salary-related expenses for research and development functions, professional fees for preclinical and clinical studies, costs associated with clinical manufacturing, facilities-related expenses, regulatory costs and costs associated with pre-FDA approval payments to third-party contract manufacturers. Expenses also include costs for third-party arrangements, including upfront fees and milestone payments required under license arrangements for therapies under development. We have incurred, and expect to continue to incur, significant clinical trial-related expenses, driven by the expansion of our pipeline programs.

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

Share-Based Compensation

Historically, we granted stock options under our Amended and Restated Equity Incentive Plan (the 1999 Plan) and awards under our Share Tracking Awards Plans (STAP). Issuance of awards under these plans was discontinued in 2015. Currently, we grant stock options and restricted stock units under the United Therapeutics Corporation Amended and Restated 2015 Stock Incentive Plan (as amended to date, the 2015 Plan), which provides for the issuance of up to 9,500,000 shares of our common stock, which includes the 450,000 shares added pursuant to an amendment and restatement of the 2015 Plan approved by our shareholders in June 2019. In February 2019, our Board of Directors approved the 2019 Inducement Stock Incentive Plan (the 2019 Inducement Plan), which provides for the issuance of up to 99,000 shares of our common stock pursuant to awards granted to newly-hired employees. Currently, we grant equity-based awards to employees and members of our Board of Directors in the form of stock options and restricted stock units under the 2015 Plan, and we grant restricted stock units to newly-hired employees under the 2019 Inducement Plan. The grant date fair values of stock options and restricted stock units are recognized as share-based compensation expense ratably over their vesting periods.

The fair values of STAP awards and stock options are measured using inputs and assumptions under the Black-Scholes-Merton model. The fair value of restricted stock units is measured using our stock price on the date of grant.

Although we no longer grant STAP awards, we still had approximately 2.7 million STAP awards outstanding as of June 30, 2019. We account for STAP awards as liabilities because they are settled in cash. As such, we must re-measure the fair value of STAP awards at the end of each financial reporting period until the awards are no longer outstanding. Changes in our STAP liability resulting from such re-measurements are recorded as adjustments to share-based compensation expense (benefit) and can create substantial volatility within our operating expenses from period to period. The following factors, among others, have a significant impact on the amount of share-based compensation expense (benefit) recognized in connection with STAP awards from period to period: (1) volatility in the price of our common stock (specifically, increases in the price of our common stock will generally result in an increase in our STAP liability and related compensation expense, while decreases in our stock price will generally result in a reduction in our STAP liability and related compensation expense); and (2) changes in the number of outstanding awards.

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

Near-Term Pipeline Programs (2019-2021)

Product	Mode of Delivery	Indication	Current Status STUDY NAME	Our Territory
Implantable System for Remodulin	Continuous intravenous via implantable pump	PAH	FDA approval received July 30, 2018; U.S. launch pending satisfaction of further regulatory requirements by Medtronic	United States, United Kingdom, Canada, France, Germany, Italy and Japan
RemUnity™ (treprostinil)	Continuous subcutaneous via pre-filled, semi-disposable system	PAH	Initial 510(k) application cleared by the FDA. Additional pharmacy-fill 510 (k) pending with the FDA	Worldwide
Orenitram (treprostinil) in combination with approved background therapy	Oral	PAH (delayed time to first clinical worsening event)	Phase IV FREEDOM-EV Study completed, primary endpoint met; NDA supplement submitted to the FDA December 2018	Worldwide
Trevyent® (treprostinil)	Continuous subcutaneous via pre-filled, disposable PatchPump® system	PAH	NDA resubmitted to the FDA in June 2019	Worldwide, subject to out-licenses granted in Europe, Canada and the Middle East
RemoPro™ (pain-free subcutaneous Remodulin prodrug)	Continuous subcutaneous	PAH	Phase I	Worldwide
Unituxin (dinutuximab)	Intravenous	Small cell lung cancer	Phase II/III DISTINCT (fully enrolled)	Worldwide
Tyvaso (treprostinil)	Inhaled	Pulmonary hypertension associated with idiopathic pulmonary fibrosis (WHO Group 3)	Phase III INCREASE	Worldwide

Medium-Term Pipeline Programs (2022-2025)

Product	Mode of Delivery	Indication	Current Status STUDY NAME	Our Territory
Tyvaso (treprostinil)	Inhaled	Pulmonary hypertension associated with chronic obstructive pulmonary disease (WHO Group 3)	Phase III PERFECT	Worldwide
Treprostinil Technosphere®	Inhaled dry powder	PAH	Phase III BREEZE	Worldwide
Orenitram (treprostinil)	Oral	Pulmonary hypertension associated with left ventricular diastolic dysfunction (WHO Group 2)	Phase III SOUTHPAW	Worldwide
Ralinepag (IP receptor agonist)	Oral	PAH	Phase III ADVANCE studies	Worldwide, subject to out-licenses granted in the People’s Republic of China and certain other Asian territories
Aurora-GT™ (eNOS gene therapy)	Intravenous	PAH	Phase II/III SAPPHIRE	United States
SM04646 (Wnt pathway inhibitor)	Inhaled	Idiopathic pulmonary fibrosis	Phase I	United States and Canada

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

In February 2019, we entered into a commercialization agreement under which Medtronic will manufacture and supply the Implantable System for Remodulin, and we will manufacture and supply Remodulin for use in the system. Each party will perform certain additional activities to support the commercialization of the Implantable System for Remodulin, and we will reimburse Medtronic’s costs to provide such support. We will pay Medtronic a royalty equal to ten percent of our net sales of Remodulin administered via the Implantable System for Remodulin. We have entered into an agreement with CVS Specialty to provide refills of implanted pumps at its infusion centers. Once Medtronic satisfies its remaining PMA conditions, we plan to approach the launch in a careful and deliberate manner to ensure the safety of patients and the long-term success of the program. At this time, we are preparing to launch the Implantable System for Remodulin in 2020 at the ten clinical trial sites that participated in the pivotal DelIVery clinical study of the Implantable System for Remodulin, and up to approximately 100 additional sites. These timelines are subject to a number of factors outside of our control, including Medtronic’s satisfaction of its PMA conditions and the ability of hospitals to complete training and other necessary preparations. We are also working with Medtronic to develop a next-generation system incorporating various enhancements.

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

In May 2019, DEKA obtained FDA 510(k) clearance of the RemUnity system and subsequently submitted an additional 510(k) filing to the FDA seeking to enable cartridges to be pre-filled with Remodulin by contracted specialty pharmacy distributors in order to improve convenience for patients. We intend to launch the RemUnity system when this additional FDA clearance is obtained. We also are developing a version of the system that includes disposable components that are pre-filled as part of the manufacturing process.

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

Trevyent

In August 2018, we acquired SteadyMed Ltd. (SteadyMed), which is developing Trevyent, a post-phase III development-stage drug-device combination product that combines SteadyMed’s two-day, single use, disposable PatchPump technology with treprostinil, for the subcutaneous treatment of PAH. In August 2017, SteadyMed received a refuse-to-file letter from the FDA with respect to its 505(b)(2) NDA for Trevyent. SteadyMed met with the FDA in November 2017, and the FDA indicated that SteadyMed does not need to conduct any clinical trials to prove the safety or efficacy of Trevyent. We resubmitted the NDA on June 27, 2019.

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

Tyvaso

We are enrolling a phase III registration study called INCREASE, which is a study of Tyvaso in patients with WHO Group 3 pulmonary hypertension associated with interstitial lung disease (specifically associated with idiopathic pulmonary fibrosis or combined pulmonary fibrosis and emphysema). The study is now over 90 percent enrolled. We are also enrolling a phase III registration study called PERFECT, which is a study of Tyvaso in patients with WHO Group 3 pulmonary hypertension associated with chronic obstructive pulmonary disease. There are presently no FDA approved therapies indicated for the treatment of WHO Group 3 pulmonary hypertension.

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

Under our agreement with MannKind, we are responsible for global development, regulatory and commercial activities related to Treprostinil Technosphere, and we share manufacturing responsibilities with MannKind. We plan to commence a clinical study (called BREEZE) during 2019 to evaluate the safety and pharmacokinetics of switching PAH patients from Tyvaso to Treprostinil Technosphere, as well as a pharmacokinetic study in healthy volunteers. The FDA has indicated that these two studies, if successful, will be the only clinical studies necessary to support FDA approval. Under the terms of the agreement, we paid MannKind $45.0 million following the effectiveness of the agreement in October 2018, and we are required to make potential milestone payments to MannKind of up to $50.0 million upon the achievement of specific development targets. The first $12.5 million of these milestone payments became due and was paid in March 2019. MannKind is also entitled to receive low double-digit royalties on our net sales of the product. In addition, we have the option, in our sole discretion, to expand the license to include other active ingredients for the treatment of pulmonary hypertension. We will pay MannKind up to $40.0 million in additional option exercise and development milestone payments for each product (if any) added to the license pursuant to this option, as well as a low double-digit royalty on our net sales of any such product.

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

SM04646

In September 2018, we entered into an exclusive license agreement with Samumed LLC (Samumed) providing us exclusive U.S. and Canadian rights to SM04646, a phase I development-stage Wnt pathway inhibitor being developed for the treatment of idiopathic pulmonary fibrosis (IPF). The Wnt pathway is one of the primary signaling pathways essential for the normal development of all multicellular animals, and for the growth and maintenance of various adult tissues. Recent evidence suggests that aberrant Wnt signaling may be involved in the pathogenesis of chronic lung disease such as IPF. Samumed completed a phase I, multiple dose clinical trial of SM04646 in April 2019. The FDA has granted orphan drug designation for SM04646 for the treatment of IPF. Under our agreement with Samumed, we paid Samumed $10.0 million up-front, and we will pay Samumed additional consideration of up to $340.0 million in developmental milestone payments, plus up to low double-digit royalties on our net sales of the product. Under the terms of the agreement, our subsidiary, Lung Biotechnology PBC, will conduct and fund all development, regulatory and commercialization activities for SM04646 in the United States and Canada. Samumed retains development and commercialization rights for SM04646 for all markets outside of these two countries.

Ralinepag

On November 15, 2018, we entered into an exclusive license agreement with Arena Pharmaceuticals, Inc. (Arena) related to ralinepag, a next-generation, oral, selective and potent prostacyclin receptor agonist being developed for the treatment of PAH. On January 24, 2019, in connection with the closing of the transactions contemplated by the license agreement: (1) Arena granted to us perpetual, irrevocable and exclusive rights throughout the universe to develop, manufacture and commercialize ralinepag; (2) Arena transferred to us certain other assets related to ralinepag, including, among others, related domain names and trademarks, permits, certain contracts, inventory, regulatory documentation, Investigational New Drug (IND) Application No. 109021 (related to ralinepag) and non-clinical, pre-clinical and clinical trial data; (3) we assumed certain limited liabilities from Arena, including, among others, all obligations arising after the closing under the assumed contracts and the IND described above; and (4) we paid Arena an upfront payment of $800.0 million, which we expensed as acquired in-process research and development and included within research and development expenses on our consolidated statements of operations for the three months ended March 31, 2019. We will also pay Arena: (1) a one-time payment of $250.0 million for the first, if any, marketing approval we receive in the United States for an inhaled version of ralinepag to treat PAH; (2) a one-time payment of $150.0 million for the first, if any, marketing approval we receive in any of Japan, France, Italy, the United Kingdom, Spain or Germany for an oral version of ralinepag to treat any indication; and (3) low double-digit, tiered royalties on net sales of any pharmaceutical product containing ralinepag as an active ingredient, subject to certain adjustments for third party license payments.

We are continuing the ongoing phase III ADVANCE OUTCOMES study initiated by Arena, which is an event-driven study of ralinepag in PAH patients, with a primary endpoint of time to first clinical event. We are also planning one additional phase III trial, called ADVANCE CAPACITY, studying the effect of ralinepag on exercise capacity in PAH patients (with a primary endpoint of change in peak oxygen uptake via cardiopulmonary exercise test). Both of these studies are global, multi-center, placebo-controlled trials of patients on approved oral background PAH therapies. In May 2019, we decided not to initiate a third potential phase III study, previously referred to as ADVANCE ENDURANCE, with a primary endpoint of change in six-minute walk distance. We believe this decision will accelerate the timeline for enrollment of the other two studies, which we believe have a greater probability of success.

Organ Manufacturing

Each year, end stage organ failure kills millions of people. A significant number of these patients could have benefited from an organ transplant. Unfortunately, the number of usable, donated organs available for transplantation has not grown significantly over the past half century while the need has soared. Our long-term goals are aimed at addressing this shortage. With advances in technology, we believe that creating an unlimited supply of tolerable manufactured organs is now principally an engineering challenge, and we are dedicated to finding engineering solutions. Since 2011, we have been engaged in research and development of a variety of technologies designed to increase the supply of transplantable organs and tissues and to improve outcomes for transplant recipients. These programs include preclinical research and development of alternative tissue sources through tissue and organ xenotransplantation, regenerative medicine, biomechanical lungs, and other technologies to create engineered organs and organ tissues. Although our primary focus is on engineered lungs, we are also developing technology for other engineered organs, such as kidneys and hearts, and our manufactured lungs, kidneys and hearts have set records for viability in FDA-required animal models. In February 2018, we reached a significant milestone by achieving 30-day survival of our genetically modified porcine lungs in FDA-required animal models. We are also developing technologies to improve outcomes for lung transplant recipients and to increase the supply of donor lungs through ex-vivo lung perfusion. While we continue to develop and commercialize therapies for rare and life-threatening conditions, we view organ manufacturing as the ultimate technology solution for a broad array of diseases, many of which (such as PAH) have proven incurable thus far through more traditional pharmaceutical and biologic therapies. For this reason, in 2015 we created a wholly-owned public benefit corporation called Lung Biotechnology PBC, chartered with the express purpose of “address[ing] the acute national shortage of transplantable lungs and other organs with a variety of technologies that either delay the need for such organs or expand the supply.”

Future Prospects

As noted above, in 2019 we expect revenues will decrease as compared to 2018, largely due to the anticipated impact of a full year of competition from generic versions of Adcirca, the first of which launched in August 2018. We believe we will return to revenue growth by commercializing six key therapeutic platforms in our pipeline, each of which is comprised of multiple enabling technologies:

Platform	Enabling Technologies
Remodulin (parenteral treprostinil)	RemUnity, Implantable System for Remodulin, Trevyent, RemoLife, RemoPro
Tyvaso (inhaled treprostinil)	INCREASE study, PERFECT study, Spiresta, Treprostinil Technosphere
Orenitram (oral treprostinil)	FREEDOM-EV results, SOUTHPAW study
Unituxin (dinutuximab)	DISTINCT study (small cell lung cancer), humanized dinutuximab, additional GD2-expressing tumors
New Chemical Entities and New Biologics	ralinepag, SM04646, SAPPHIRE study (gene therapy), Unexisome™ (exosome product for the treatment of bronchopulmonary dysplasia)
Organ Manufacturing and Transplantation	xenotransplantation, three-dimensional organ printing, regenerative medicine, ex-vivo lung perfusion

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

Results of Operations

Three and Six Months Ended June 30, 2019 and June 30, 2018

Revenues

The following table presents the components of total revenues (dollars in millions):

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
	2019	2018	Change	2019	2018	Change
Net product sales:
Remodulin	$155.8	$159.5	(2)%	$311.3	$286.3	9%
Tyvaso	109.6	105.9	3%	213.4	200.5	6%
Orenitram	54.0	49.5	9%	112.4	101.7	11%
Unituxin	25.1	19.8	27%	50.0	37.8	32%
Adcirca	29.1	109.8	(73)%	49.1	207.4	(76)%
Total revenues	$373.6	$444.5	(16)%	$736.2	$833.7	(12)%

Revenues for the three and six months ended June 30, 2019 decreased by $70.9 million and $97.5 million, respectively, as compared to the same periods in 2018.

Remodulin net product sales decreased by $3.7 million for the three months ended June 30, 2019, as compared to the same period in 2018. $10.3 million of the decrease was due to price reductions, primarily to our international distributors, partially offset by a net increase in total quantities shipped of $9.4 million. The net increase in shipments was due to higher quantities sold to our international distributors, partially offset by lower quantities sold to domestic distributors. Changes in quarterly Remodulin sales do not precisely reflect underlying patient demand or changes in patient census as, during the three months ended June 30, 2019, there was an increase in the number of U.S. patients being treated with Remodulin, as compared to the same period in 2018. Remodulin net product sales increased by $25.0 million for the six months ended June 30, 2019, as compared to the same period in 2018, due to an increase in total quantities shipped of $36.6 million, primarily to our international distributors, partially offset by an increase in gross-to-net revenue reductions of $8.7 million.

Tyvaso net product sales for the three and six months ended June 30, 2019 increased by $3.7 million and $12.9 million, respectively, as compared to the same periods in 2018. These increases were primarily due to a price increase implemented in January 2019 and an increase in the number of patients being treated with Tyvaso, partially offset by higher gross-to-net revenue reductions.

Orenitram net product sales for the three and six months ended June 30, 2019 increased by $4.5 million and $10.7 million, respectively, as compared to the same periods in 2018. These increases were primarily due to an increase in the number of patients being treated with Orenitram and a price increase implemented in January 2019.

Unituxin net product sales for the three and six months ended June 30, 2019 increased by $5.3 million and $12.2 million, respectively, as compared to the same periods in 2018. These increases were due to an increase in the number of vials sold and a price increase implemented in April 2019.

Adcirca net product sales for the three and six months ended June 30, 2019 decreased by $80.7 million and $158.3 million, respectively, as compared to the same periods in 2018. These decreases were primarily due to a decrease in bottles sold following the onset of generic competition for Adcirca beginning in August 2018.

We recognize revenues net of: (1) rebates and chargebacks; (2) prompt pay discounts; (3) allowance for sales returns; and (4) distributor fees. These are referred to as gross-to-net deductions and are primarily based on estimates reflecting historical experiences as well as contractual and statutory requirements. We currently estimate our allowance for sales returns using reports from our distributors and available industry data, including our estimate of inventory remaining in the distribution channel. The tables below include a reconciliation of the liability accounts associated with these deductions (in millions):

	Three Months Ended June 30, 2019
	Rebates and	Prompt Pay	Allowance for	Distributor
	Chargebacks	Discounts	Sales Returns	Fees	Total
Balance, April 1, 2019	$55.6	$3.0	$22.8	$2.9	$84.3
Provisions attributed to sales in:
Current period	43.7	8.1	(1.7)	4.2	54.3
Prior periods	3.3	—	—	0.2	3.5
Payments or credits attributed to sales in:
Current period	(5.3)	(5.0)	—	(1.1)	(11.4)
Prior periods	(36.8)	(2.7)	(0.5)	(2.9)	(42.9)
Balance, June 30, 2019	$60.5	$3.4	$20.6	$3.3	$87.8

	Three Months Ended June 30, 2018
	Rebates and	Prompt Pay	Allowance for	Distributor
	Chargebacks	Discounts	Sales Returns	Fees	Total
Balance, April 1, 2018	$83.4	$4.0	$7.3	$5.8	$100.5
Provisions attributed to sales in:
Current period	67.0	10.8	0.4	5.2	83.4
Prior periods	2.5	—	—	0.1	2.6
Payments or credits attributed to sales in:
Current period	(11.7)	(6.0)	—	(1.1)	(18.8)
Prior periods	(56.0)	(3.7)	(0.8)	(4.0)	(64.5)
Balance, June 30, 2018	$85.2	$5.1	$6.9	$6.0	$103.2

	Six Months Ended June 30, 2019
	Rebates and	Prompt Pay	Allowance for	Distributor
	Chargebacks	Discounts	Sales Returns	Fees	Total
Balance, January 1, 2019	$54.7	$3.2	$22.4	$4.8	$85.1
Provisions attributed to sales in:
Current period	91.0	15.7	(0.8)	8.2	114.1
Prior periods	1.9	—	—	—	1.9
Payments or credits attributed to sales in:
Current period	(42.6)	(12.5)	—	(5.0)	(60.1)
Prior periods	(44.5)	(3.0)	(1.0)	(4.7)	(53.2)
Balance, June 30, 2019	$60.5	$3.4	$20.6	$3.3	$87.8

	Six Months Ended June 30, 2018
	Rebates and	Prompt Pay	Allowance for	Distributor
	Chargebacks	Discounts	Sales Returns	Fees	Total
Balance, January 1, 2018	$74.0	$4.7	$7.2	$3.4	$89.3
Provisions attributed to sales in:
Current period	129.3	19.7	1.1	10.0	160.1
Prior periods	3.3	—	—	—	3.3
Payments or credits attributed to sales in:
Current period	(69.1)	(14.7)	—	(4.1)	(87.9)
Prior periods	(52.3)	(4.6)	(1.4)	(3.3)	(61.6)
Balance, June 30, 2018	$85.2	$5.1	$6.9	$6.0	$103.2

Cost of Product Sales

The table below summarizes cost of product sales by major category (dollars in millions):

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
	2019	2018	Change	2019	2018	Change
Category:
Cost of product sales	$28.9	$61.1	(53)%	$56.9	$120.2	(53)%
Share-based compensation (benefit) expense (1)	(2.2)	0.6	(467)%	(1.1)	(5.3)	79%
Total cost of product sales	$26.7	$61.7	(57)%	$55.8	$114.9	(51)%
(1)	Refer to Share-Based Compensation section below for discussion.

Cost of product sales, excluding share-based compensation. The decrease in cost of product sales of $32.2 million for the three months ended June 30, 2019, as compared to the same period in 2018, was primarily attributable to a $34.4 million decrease in royalty expense for Adcirca because fewer bottles were sold due to the launch of generic versions of Adcirca beginning in August 2018.

The decrease in cost of product sales of $63.3 million for the six months ended June 30, 2019, as compared to the same period in 2018, was primarily attributable to a $67.2 million decrease in the royalty expense for Adcirca for the reason noted above.

Research and Development

The table below summarizes research and development expense by major category (dollars in millions):

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
	2019	2018	Change	2019	2018	Change
Category:
Research and development projects	$95.8	$79.1	21%	$989.6	$137.3	621%
Share-based compensation (benefit) expense (1)	(9.9)	3.2	(409)%	(6.3)	(19.3)	67%
Total research and development expense	$85.9	$82.3	4%	$983.3	$118.0	733%
(1)	Refer to Share-Based Compensation section below for discussion.

Research and development, excluding share-based compensation. The increase in research and development expense of $16.7 million for the three months ended June 30, 2019, as compared to the same period in 2018, was driven by continued investment in our product pipeline. Research and development expense for the treatment of cardiopulmonary diseases increased by $19.0 million for the three months ended June 30, 2019, as compared to the same period in 2018, due to: (1) $11.7 million of expenditures associated with the phase III ADVANCE studies of ralinepag during the three months ended June 30, 2019; (2) increased spending of $2.2 million on the development of drug delivery devices; and (3) an $8.8 million in-process research and development (IPR&D) impairment charge related to the termination of a license agreement during the three months ended June 30, 2019. The increase in total research and development expense was partially offset by a $5.4 million decrease in expense for cancer-related projects driven by the decrease in spending on the DISTINCT study, which is now fully-enrolled.

The increase in research and development expense of $852.3 million for the six months ended June 30, 2019, as compared to the same period in 2018, was driven by continued investment in our product pipeline. Research and development expense for the treatment of cardiopulmonary diseases increased by $848.2 million for the six months ended June 30, 2019, as compared to the same period in 2018, due to: (1) an $800.0 million upfront payment to Arena under our license agreement related to ralinepag, and $20.6 million of expenditures associated with the phase III ADVANCE studies of ralinepag during the six months ended June 30, 2019; (2) a $12.5 million payment under our license and collaboration agreement with MannKind; (3) increased spending of $7.8 million on the development of drug delivery devices; and (4) an $8.8 million IPR&D impairment charge related to the termination of a license agreement during the six months ended June 30, 2019.

Selling, General and Administrative

The table below summarizes selling, general and administrative expense by major category (dollars in millions):

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
	2019	2018	Change	2019	2018	Change
Category:
General and administrative	$51.0	$50.8	—%	$104.9	$103.7	1%
Sales and marketing	13.7	15.6	(12)%	27.3	28.8	(5)%
Share-based compensation (benefit) expense (1)	(25.1)	16.7	(250)%	(0.6)	(56.0)	99%
Total selling, general and administrative expense	$39.6	$83.1	(52)%	$131.6	$76.5	72%
(1)	Refer to Share-Based Compensation below for discussion.

Share-Based Compensation

The table below summarizes share-based compensation (benefit) expense by major category (dollars in millions):

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
	2019	2018	Change	2019	2018	Change
Category:
Stock options	$18.1	$15.5	17%	$33.8	$28.2	20%
Restricted stock units	3.8	2.0	90%	6.0	2.9	107%
STAP awards	(59.4)	2.7	NM (1)	(48.4)	(112.3)	57%
Employee stock purchase plan	0.3	0.3	—%	0.6	0.6	—%
Total share-based compensation (benefit) expense	$(37.2)	$20.5	(281)%	$(8.0)	$(80.6)	90%
(1)	Calculation is not meaningful.

The table below summarizes share-based compensation (benefit) expense by line item on our consolidated statements of operations (dollars in millions):

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
	2019	2018	Change	2019	2018	Change
Cost of product sales	$(2.2)	$0.6	(467)%	$(1.1)	$(5.3)	79%
Research and development	(9.9)	3.2	(409)%	(6.3)	(19.3)	67%
Selling, general and administrative	(25.1)	16.7	(250)%	(0.6)	(56.0)	99%
Total share-based compensation (benefit) expense	$(37.2)	$20.5	(281)%	$(8.0)	$(80.6)	90%

The increase in share-based compensation benefit of $57.7 million for the three months ended June 30, 2019, as compared to the same period in 2018, was primarily due to a $62.1 million increase in STAP benefit driven by a 33 percent decrease in our stock price for the three months ended June 30, 2019, as compared to a 1 percent increase in our stock price for the same period in 2018; partially offset by: (1) a $2.6 million increase in stock option expense due to additional awards granted and outstanding in 2019; and (2) a $1.8 million increase in restricted stock unit expense due to additional awards granted and outstanding in 2019. For more information, refer to Note 8—Share-Based Compensation to our consolidated financial statements.

The decrease in share-based compensation benefit of $72.6 million for the six months ended June 30, 2019, as compared to the same period in 2018, was primarily due to: (1) a $63.9 million decrease in STAP benefit driven by a large decrease in our stock price during 2018 and fewer awards outstanding in 2019; (2) a $5.6 million increase in stock option expense due to additional awards granted and outstanding in 2019; and (3) a $3.1 million increase in restricted stock unit expense due to additional awards granted and outstanding in 2019.

Other Income (Expense), Net

The increase in other income (expense), net of $33.7 million and $40.1 million for the three and six months ended June 30, 2019, as compared to the same periods in 2018, was primarily due to the recognition of a net unrealized gain in publicly-traded equity securities, including common stock we own in TransMedics, Inc., which completed its initial public offering during the quarter ended June 30, 2019. During the three and six months ended June 30, 2019, we recognized $29.5 million and $32.5 million of net unrealized gains on these securities, based upon changes in their market prices. Refer to Note 3—Investments to our consolidated financial statements.

Income Tax Expense (Benefit)

The income tax benefit was $110.7 million for the six months ended June 30, 2019, as compared to income tax expense of $109.5 million for the same period in 2018. The effective income tax rate (ETR) for the six months ended June 30, 2019 and 2018 was 28 percent and 21 percent, respectively. We recognized a loss before income taxes, and a corresponding income tax benefit, for the six months ended June 30, 2019, as a result of the one-time $800.0 million payment to Arena in January 2019. As a result of this loss, our anticipated tax credits and foreign sales deduction (“FDII”), partially offset by non-deductible compensation expense, increased our tax benefit and resulting ETR for the six months ended June 30, 2019, compared to the six months ended June 30, 2018.

Financial Condition, Liquidity and Capital Resources

We have funded our operations principally through sales of our commercial products and, from time-to-time, third-party financing arrangements. We believe that our current liquidity is sufficient to fund ongoing operations and future business plans as we expect long-term revenues from our commercial products, excluding Adcirca, to continue to grow due to our work on development of new products and label expansions for existing products. Furthermore, our customer base remains stable and we believe it presents minimal credit risk. However, any projections of future cash flows are inherently subject to uncertainty and we may seek other forms of financing. In June 2018, we entered into a credit agreement (the Credit Agreement), which provides an unsecured, revolving line of credit of up to $1.5 billion, with a current maturity date of June 2024, of which $1,050.0 million was outstanding as of June 30, 2019.

Cash and Cash Equivalents and Marketable Investments

Cash and cash equivalents and marketable investments comprise the following (dollars in millions):

	June 30,	December 31,	Percentage
	2019	2018	Change
Cash and cash equivalents	$881.3	$669.2	32%
Marketable investments—current	904.9	746.7	21%
Marketable investments—non-current	420.7	442.6	(5)%
Total cash and cash equivalents and marketable investments	$2,206.9	$1,858.5	19%

Cash Flows

Cash flows comprise the following (dollars in millions):

	Six Months Ended June 30,		Percentage
	2019	2018	Change
Net cash (used in) provided by operating activities	$(494.5)	$455.5	(209)%
Net cash used in investing activities	$(102.9)	$(418.5)	75%
Net cash provided by financing activities	$809.5	$3.8	NM (1)
(1)	Calculation is not meaningful.

Operating Activities

Our operating assets and liabilities consist primarily of accounts receivable, inventories, accounts payable, accrued expenses, liabilities for our STAP awards and tax-related payables and receivables.

The increase of $950.0 million in net cash used in operating activities for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was primarily due to: (1) an $800.0 million upfront payment related to our license agreement with Arena; (2) a $42.9 million decrease in cash flows due to a decrease in accounts payable and accrued expenses; (3) a $31.2 million increase in cash paid for income taxes; and (4) a $16.1 million increase in cash paid for interest. The increase in cash used in operating activities was also driven by a decrease in cash receipts due to a decrease in revenue of $97.5 million. The increase in cash used was partially offset by a decrease of $51.3 million in cash paid to settle STAP awards during the six months ended June 30, 2019, as compared to the same period in 2018.

Investing Activities

The decrease of $315.6 million in net cash used in investing activities for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, was primarily due to: (1) a $271.9 million decrease in cash used for net purchases of marketable investments; and (2) a $45.7 million decrease in cash paid to purchase property, plant and equipment.

Financing Activities

The increase of $805.7 million in net cash provided by financing activities for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was due to $800.0 million that we borrowed under our Credit Agreement, which was used to fund an $800.0 million upfront payment under our license agreement with Arena.

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

Item 4.  CONTROLS AND PROCEDURES

Based on their evaluation, as of June 30, 2019, our Chairman and Chief Executive Officer and Chief Financial Officer and Treasurer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, summarized, processed and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chairman and Chief Executive Officer and Chief Financial Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Please refer to Note 12—Litigation to our consolidated financial statements contained elsewhere in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A.  RISK FACTORS

Forward-Looking Statements

This Quarterly Report (this Report) on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934 (the Exchange Act) and the Private Securities Litigation Reform Act of 1995. These statements, which are based on our beliefs and expectations as to future outcomes, include, among others, statements relating to the following:

●	Expectations of revenues, expenses, profitability, and cash flows, including our expectation that revenue growth will recommence over the long term;
●	The sufficiency of current and future working capital to support operations;
●	Our ability to obtain financing on terms favorable to us or at all;
●	The maintenance of domestic and international regulatory approvals;
●	Our ability to maintain attractive pricing for our products, in light of increasing competition, including from generic entries and pressure from government and other payers to decrease the costs associated with healthcare;
●	The expected volume and timing of sales of Remodulin, Tyvaso, Orenitram and Unituxin, as well as potential future commercial products, including the anticipated effect of various research and development efforts (including the FREEDOM-EV study) on sales of these products;
●	The timing and outcome of clinical studies, other research and development efforts, and related regulatory filings and approvals, including (among others) those described in this Report relating to our pending FDA label supplement for Orenitram to reflect the FREEDOM-EV study results, our collaboration with DEKA to develop the RemUnity system, our efforts to obtain FDA approval of Trevyent, our DISTINCT study of dinutuximab in patients with small cell lung cancer, and our plan to develop a pain-free subcutaneous formulation of treprostinil called RemoPro;
●	The timing and success of our anticipated launch of the Implantable System for Remodulin;
●	The outcome of pending and potential future legal and regulatory actions by the FDA and other regulatory and government enforcement agencies, and the anticipated duration of regulatory exclusivity for our products;
●	The timing and outcome of our ongoing litigation matters, including the lawsuit filed against us by Sandoz and RareGen, LLC;
●	The impact of competing therapies on sales of our commercial products and the amount of inventory of our products that will expire unsold, including the impact of generic versions of Adcirca and Remodulin; established therapies such as Uptravi; and newly-developed therapies;

●	The expectation that we will be able to manufacture sufficient quantities and maintain adequate inventories of our commercial products, through both our in-house manufacturing capabilities and third-party manufacturing sites, and our ability to obtain and maintain related approvals by the FDA and other regulatory agencies;
●	The adequacy of our intellectual property protection and the validity and expiration dates of the patents we own or license, as well as the regulatory exclusivity periods for our products;
●	The expected eligibility of patents for inclusion in the Orange Book;
●	Any statements that include the words “believe,” “seek,” “expect,” “anticipate,” “forecast,” “project,” “intend,” “estimate,” “should,” “could,” “may,” “will,” “plan,” or similar expressions; and
●	Other statements contained or incorporated by reference in this Report that are not historical facts.

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

Sales of our current treprostinil-based PAH therapies (Remodulin, Tyvaso, and Orenitram) comprise the vast majority of our revenues. Decreased sales of any one of these products could have a material adverse impact on our operations. A wide variety of events, such as withdrawal of regulatory approvals or substantial changes in prescribing practices or dosing patterns, many of which are described in other risk factors below, could cause sales of these products to decline, or to grow more slowly than expected. Generic competition due to the current commercial availability of generic versions of Remodulin, which launched in the United States in March 2019 and in certain countries in Europe in 2019, and which we expect will be launched in certain other countries in Europe during 2019, as well as generic versions of Tyvaso and Orenitram, which could be launched in the United States by Watson and Actavis as early as January 2026 and June 2027, respectively (or earlier under certain circumstances), may decrease our revenues. In addition, the inability of any third party that manufactures, markets, distributes or sells any of our commercial products to perform these functions satisfactorily, or our inability to manage our internal manufacturing processes, could result in an inability to meet patient demand and decrease sales. Finally, our strategy involves the development and successful launch of next-generation delivery systems (such as the Implantable System for Remodulin, RemUnity and Trevyent) and expanded indications for our existing treprostinil-based products. RemUnity and Trevyent may not be approved by the FDA, and the demand for our products following launch of the Implantable System for Remodulin, RemUnity or Trevyent may not meet our expectations. Without this increased demand, the revenue opportunity for our treprostinil products could be significantly lower than we expect.

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

Our clinical trials may be discontinued, delayed, canceled or disqualified for various reasons, including:

●	The drug is ineffective, or physicians and/or patients believe that the drug is ineffective, or that other therapies are more effective or convenient;
●	We fail to reach agreement with the applicable regulatory agencies regarding the scope or design of our clinical trials;
●	Patients do not enroll, patients drop out, or we do not observe worsening events, at the rate we expect;
●	Ongoing or new clinical trials conducted by drug companies in addition to our own clinical trials reduce the availability of patients for our trials;
●	Our clinical trial sites, contracted clinical trial administrators or clinical studies conducted entirely by third parties do not adhere to trial protocols and required quality controls under good clinical practices (GCP) regulations and similar regulations outside the United States;
●	Patients experience severe side effects during treatment or die during our trials because of adverse events related to the trial drug, advanced disease, or other medical complications; and
●	The results of our clinical trials conducted in a particular country are not acceptable to regulators in other countries.

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

Numerous treatments currently compete with our commercial therapies, and others are under development. For example, for the treatment of PAH, we compete with Adempas®, Flolan®, Ilomedin®, Letairis®, Opsumit®, Revatio®, Tracleer®, Uptravi®, Veletri®, Volibris®, Ventavis®, generic tadalafil, generic treprostinil injection, generic epoprostenol and generic sildenafil citrate. Our competitors may introduce new products that render all or some of our technologies and products obsolete or noncompetitive. For example, Uptravi was approved by the FDA in December 2015 for the treatment of PAH and competes directly with Orenitram. In addition, we may not compete successfully against generic competitors. Sales of a generic version of Adcirca launched in August 2018 and have already had a material adverse impact on demand for Adcirca. Generic versions of Remodulin were launched in the United States in March 2019 and in certain countries in Europe in 2019 and may also be launched in certain additional countries in Europe in 2019, as described elsewhere in this Report. These launches could materially impact our revenues. Furthermore, we have limited visibility into the level of Adcirca inventory held by wholesale distributors and pharmacies, and rapid generic penetration could cause substantial amounts of Adcirca to expire unsold, causing us to incur increased liabilities for product returns. Any change in our estimated allowance for returns could result in a material impact on our revenues during the quarter in which the change is made.

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

The commercial success of our products depends, in part, on the availability of reimbursements by governmental payers such as Medicare and Medicaid, and private insurance companies. A significant portion of our product sales in the United States are reimbursed under the Medicare and Medicaid programs. A reduction in the availability or extent of reimbursement from domestic or foreign government health care programs could have a material adverse effect on our business and results of our operations. In the United States, the European Union and other potentially significant markets for our products, government payers and/or third-party payers are increasingly attempting to limit or regulate the price of medicinal products and frequently challenge the pricing of new and expensive drugs. Financial pressures may cause United States government payers to seek cost containment more aggressively by mandating discounts or rebates on our products, limiting future price increases, capping reimbursement rates for pharmaceuticals to rates paid internationally, requiring the automatic substitution of generic products, demanding more rigorous requirements for initial reimbursement approvals for new products or other similar measures. For example, there have been proposals to reduce reimbursement rates based on international prices, increase pricing transparency, improve the uptake of generic products, and encourage lower patient out-of-pocket costs.

In many markets outside the United States, governments control the prices of prescription pharmaceuticals through the implementation of reference pricing, price cuts, rebates, revenue-related taxes and profit control. The Centers for Medicare and Medicaid Services (CMS) released an advanced notice of proposed rulemaking in October 2018 that discussed the development of an international pricing index model that would cap reimbursement for many drugs paid for under the Medicare Part B program (which applies to Remodulin, Tyvaso and Unituxin) to those paid in 16 other industrialized countries.

Our prostacyclin analogue products (Remodulin, Tyvaso and Orenitram) and our oncology product (Unituxin) are expensive therapies. Consequently, it may be difficult for our specialty pharmacy distributors to obtain adequate reimbursement for our products from commercial and government payers to motivate such distributors to support our products. Alternatively, third-party payers may reduce the amount of reimbursement for our products based on changes in pricing of other therapies for the same disease or the development of new payment methodologies to cover and reimburse for treatment, such as the use of cost-effectiveness research or value-based payment contracts. In addition, third-party payers often encourage the use of less-expensive generic alternative therapies , which has impacted our Adcirca revenues and which may eventually impact our Remodulin revenues. If commercial and/or government payers do not approve our products for reimbursement or limit payment rates, patients and physicians could choose competing products that are approved for reimbursement or provide lower out-of-pocket costs. For example, starting January 1, 2019, Medicare Advantage Plans are now allowed to use step therapy for Part B drugs, which could limit patient access by requiring patients to try other medicines, including generic products, before using certain other therapies.

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

Additionally, payers and pharmacy benefit managers (PBMs) have developed several different mechanisms to limit the benefits of co-pay assistance for commercially insured programs through co-pay accumulator programs. Under these programs, a patient using co-pay assistance is not able to count the manufacturer’s co-payment contribution toward their annual out-of-pocket payment maximum. Therefore, patients on expensive therapies utilizing co-pay assistance to help cover the costs of their expensive medications are penalized financially for the use of these programs. Some states have passed legislation to limit the use of co-pay accumulator programs, while the Trump administration and other states have indicated that the use of these programs should be allowed to limit cost of care and encourage patients to use lower cost generics. Growing use of tactics like these could affect patient access to necessary medications and limit product utilization.

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

In addition, our internal manufacturing process subjects us to risks as we engage in increasingly complex manufacturing processes. For example, Remodulin, Tyvaso and Unituxin are sterile solutions that must be prepared under highly-controlled environmental conditions, which are challenging to maintain on a commercial scale. In addition, Unituxin is a monoclonal antibody. As with all biologic products, monoclonal antibodies are inherently more difficult to manufacture than our treprostinil-based products and involve increased risk of viral and other contaminants. We manufacture our entire supply of Orenitram and dinutuximab, the active ingredient in Unituxin, without an FDA-approved back-up manufacturing site. We are constructing a new facility to expand our manufacturing capacity for dinutuximab, but we presently have no plans to engage a third-party contract manufacturer to manufacture Orenitram or dinutuximab. Our long-term organ manufacturing programs will involve exceptionally complicated manufacturing processes, many of which have never been attempted on a clinical or commercial scale. It will take substantial time and resources to develop and implement such manufacturing processes, or we may never be able to do so successfully.

Additional risks we face with our manufacturing strategy include the following:

●	We and our third-party manufacturers are subject to the FDA’s current good manufacturing practices regulations, current good tissue practices, and similar international regulatory standards. Our ability to exercise control over regulatory compliance by our third-party manufacturers is limited;
●	We may experience difficulty designing and implementing processes and procedures to ensure compliance with applicable regulations as we develop manufacturing operations for new products;
●	Natural and man-made disasters (such as fires, contamination, power loss, hurricanes, earthquakes, flooding, terrorist attacks and acts of war) impacting our internal and third-party manufacturing sites could cause a supply disruption -- for example, Medtronic manufactures the Implantable System for Remodulin at its facilities in Puerto Rico, which is vulnerable to hurricanes;
●	Even if we and our third-party manufacturers comply with applicable drug manufacturing regulations, the sterility and quality of our products could be substandard and such products could not be sold or used or subject to recalls;
●	If we had to replace our own manufacturing operations or a third-party manufacturer, the FDA and its international counterparts would require new testing and compliance inspections. Furthermore, a new manufacturer would have to be familiarized with the processes necessary to manufacture and commercially validate our products, as producing our treprostinil-based and biologic products is complex;
●	We may be unable to contract with needed manufacturers on satisfactory terms or at all; and
●	The supply of materials and components necessary to manufacture and package our products may become scarce or unavailable, which could delay the manufacturing and subsequent sale of such products. Products manufactured with substituted materials or components must be approved by the FDA and applicable international regulatory agencies before they could be sold.

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

Our industry is highly regulated and changes in law may adversely impact our business, operations or financial results. The PPACA is a broad measure intended to expand health care coverage within the United States, primarily through the imposition of health insurance mandates on employers and individuals and expansion of the Medicaid program. The reforms imposed by the law will significantly impact the pharmaceutical industry; however, the full effects of the PPACA will be unknown until all of these provisions are implemented and CMS and other federal and state agencies issue applicable regulations or guidance. Moreover, in the coming years, additional changes could be made to governmental health care programs that could significantly impact the success of our products or product candidates. We may face uncertainties as a result of federal and administrative efforts to repeal, substantially modify or invalidate some or all of the provisions of the PPACA. There is no assurance that the PPACA, as currently enacted or as amended in the future, will not adversely affect our business and financial results, and we cannot predict how future federal or state legislative or administrative changes related to healthcare reform will affect our business. The future stability of the PPACA and the resulting impact on our business is thus uncertain and could be material.

In addition, many states have proposed legislation that seeks to indirectly or directly regulate pharmaceutical drug pricing by requiring biopharmaceutical manufacturers to publicly report proprietary pricing information or to place a maximum price ceiling on pharmaceutical products purchased by state agencies. As additional legislation is passed, we may experience additional pricing and reporting pressures on our products. For example, in October 2017, California’s governor signed a prescription drug price transparency state bill into law, requiring prescription drug manufacturers to provide advance notice and explanation for price increases of certain drugs that exceed a specified threshold. Since then, similar legislation has also been passed in other states. Similar bills have been previously introduced at the federal level, and the Trump administration has focused attention on proposed efforts to curb prescription drug prices. In May 2018, President Trump and the Health and Human Services (HHS) Secretary released the “American Patients First” blueprint, which included measures to increase generic drug and biosimilar competition, the ability of the Medicare program to negotiate drug prices, public transparency regarding drug prices and information available to beneficiaries regarding ways to lower out-of-pocket costs. The Trump administration has begun implementing many of these measures.

The potential effect of health insurance market destabilization during ongoing repeal and replace discussions, as well as the impact of potential changes to the way the drugs are reimbursed and how the Medicaid program is financed through executive orders, legislation, and/or regulation, will likely affect patients’ sources of insurance, PBMs, specialty pharmacy providers, and resultant drug coverage. In addition to the Trump administration’s proposals, discussions continue at the federal level regarding policies that would require manufacturers to pay higher rebates in Medicare Part D, give states more flexibility on drugs that are covered under the Medicaid program, permit the re-importation of prescription medications from Canada or other countries and other policy proposals that could impact reimbursement for our products. It is difficult to predict the impact, if any, of any such legislation, executive actions or Medicaid flexibility on the use and reimbursement of our products in the United States, including the potential for the importation of generic versions of our products.

In addition, rebate policies could allow state Medicaid programs to request additional supplemental rebates on our products as a result of the increase in the federal base Medicaid rebate. Private insurers could also use the enactment of any federal policies to exert pricing pressure on our products, and to the extent that private insurers or managed care programs follow Medicaid coverage and payment developments, the adverse effects may be magnified by private insurers adopting lower payment schedules.

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

This dependence on intellectual property developed by others involves the following risks:

●	We may be unable to obtain rights to intellectual property that we determine we need for our business at a reasonable cost or at all;

●	If any of our product licenses or purchase agreements are terminated, we may lose our rights to develop, make and sell the products to which such licenses or agreements relate;
●	Our rights to develop and market products to which the intellectual property relates are frequently limited to specific territories and fields of use (such as treatment of particular diseases); and
●	If a licensor of intellectual property fails to maintain the intellectual property licensed, we may lose any ability to prevent others from developing or marketing similar products covered by such intellectual property. In addition, we may be forced to incur substantial costs to maintain the intellectual property ourselves or take legal action seeking to force the licensor to do so.

Our intellectual property rights may not effectively deter competitors from developing competing products that, if successful, could have a material adverse effect on our revenues and profits.

The period under which our commercial and developmental therapies are protected by our patent rights is limited. Three of our U.S. patents covering our current methods of synthesizing and producing treprostinil, the active ingredient in Remodulin, Tyvaso and Orenitram, expired in October 2017, and three more will expire in 2028. Our patents related to our individual treprostinil-based products expire at various times between 2018 and 2031. We have entered into settlement agreements with Sandoz and other generic drug companies permitting them to launch generic versions of Remodulin in the United States. Sandoz commenced marketing of its generic product in the United States in March 2019, and we anticipate additional companies may launch their generic versions of Remodulin in the United States as early as September 2019. We also settled patent litigation with Actavis and Watson, and entered into settlement agreements permitting them to launch generic versions of Orenitram and Tyvaso in the United States in June 2027 and January 2026, respectively, although each may be permitted to enter the market earlier under certain circumstances.

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

We may borrow up to $1.5 billion under our Credit Agreement, which matures in June 2024. Currently, our outstanding principal balance is $1.05 billion. Our ability to make payments on or refinance our debt obligations, including any outstanding balance under our Credit Agreement, and any future debt that we may incur, will depend on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. Our inability to generate sufficient cash flows to satisfy our debt obligations would materially and adversely affect our financial position and results of operations.

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

The price of common stock can be highly volatile within the pharmaceutical and biotechnology sector. Consequently, there can be significant price and volume fluctuations in the market that may not relate to operating performance. The following table sets forth the high and low closing prices of our common stock for the periods indicated:

	High	Low
January 1, 2019—June 30, 2019	$126.84	$76.06
January 1, 2018—December 31, 2018	$151.94	$101.14
January 1, 2017—December 31, 2017	$168.42	$114.60

The price of our common stock could decline sharply due to the following factors, among others:

●	Failure to meet our estimates or expectations, or those of securities analysts;
●	Quarterly and annual financial results;

●	Timing of enrollment and results of our clinical trials, including the anticipated announcement of our DISTINCT phase III clinical study;
●	Announcements regarding generic or other challenges to the intellectual property relating to our products, the launch of generic versions of our products, and the impact of generic competition on our revenues;
●	Announcements regarding litigation matters, including the lawsuit filed against us by Sandoz and RareGen, LLC;
●	Announcements regarding our efforts to obtain FDA approval of new products, such as RemUnity and Trevyent, and the timing or success of our launch of new products, such as the Implantable System for Remodulin;
●	Physician, patient, investor or public concerns regarding the efficacy and/or safety of products marketed or being developed by us or by others;
●	Changes in, or new legislation and regulations affecting reimbursement of, our therapeutic products by Medicare, Medicaid or other government payers, and changes in reimbursement policies of private health insurance companies, and negative publicity surrounding the cost of high-priced therapies;
●	Announcements of technological innovations or new products or announcements regarding our existing products, including in particular the development of new, competing PAH therapies;
●	Substantial sales of our common stock by us or our existing shareholders, or concerns that such sales may occur;
●	Future issuances of common stock by us or any other activity which could be viewed as being dilutive to our shareholders;
●	Rumors among, or incorrect statements by, investors and/or analysts concerning our company, our products, or our operations;
●	Failures or delays in our efforts to obtain or maintain regulatory approvals from the FDA or international regulatory agencies;
●	Discovery of previously unknown problems with our marketed products, or problems with our manufacturing, regulatory, compliance, promotional, marketing or sales activities that result in regulatory penalties or restrictions on our products, up to the withdrawal of our products from the market;
●	Accumulation of significant short positions in our common stock by hedge funds or other investors or the significant accumulation of our common stock by hedge funds or other institutional investors with investment strategies that may lead to short-term holdings; and
●	General market conditions.

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

Certain provisions of Delaware law and our amended and restated certificate of incorporation and seventh amended and restated By-laws may prevent, delay or discourage:

●	A merger, tender offer or proxy contest;

●	The assumption of control by a holder of a large block of our securities; and/or
●	The replacement or removal of current management by our shareholders.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2019, we did not (a) repurchase any of our outstanding equity securities or (b) sell any of our equity securities that were not registered under the Securities Act of 1933, as amended.

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

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

10.1	United Therapeutics Corporation Amended and Restated 2015 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 28, 2019.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed with the SEC on July 31, 2019, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) the Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, (2) the Consolidated Statements of Operations for the three- and six-month periods ended June 30, 2019 and 2018, (3) the Consolidated Statements of Comprehensive Income for the three- and six-month periods ended June 30, 2019 and 2018, (4) the Consolidated Statements of Stockholders’ Equity for the three- and six-month periods ended June 30, 2019 and 2018, (5) the Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2019 and 2018, and (6) the Notes to Consolidated Financial Statements.

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

UNITED THERAPEUTICS CORPORATION

July 31, 2019	/s/ MARTINE A. ROTHBLATT
	By:	Martine A. Rothblatt, Ph.D.
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ JAMES C. EDGEMOND
	By:	James C. Edgemond
	Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)