Form 10-Q
period 2019-09-30
UNITED THERAPEUTICS Corp
filed 2019-10-30
CIK 1082554

unit

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2019

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

The number of shares outstanding of the issuer’s common stock, par value $.01 per share, as of October 23, 2019 was 43,881,350.

.

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

UNITED THERAPEUTICS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	September 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$719.7	$669.2
Marketable investments	850.3	746.7
Accounts receivable, no allowance for 2019 and 2018	183.6	175.7
Inventories, net	94.1	101.0
Other current assets	85.7	75.4
Total current assets	1,933.4	1,768.0
Marketable investments	730.4	442.6
Goodwill and other intangible assets, net	158.4	170.8
Property, plant and equipment, net	678.3	699.7
Deferred tax assets, net	268.1	95.7
Other non-current assets	231.0	224.2
Total assets	$3,999.6	$3,401.0

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$161.1	$166.1
Line of credit (current)	250.0	—
Share tracking awards plan	18.3	72.2
Other current liabilities	40.5	38.3
Total current liabilities	469.9	276.6
Line of credit (non-current)	750.0	250.0
Other non-current liabilities	63.9	66.6
Total liabilities	1,283.8	593.2
Commitments and contingencies
Temporary equity	—	19.2
Stockholders’ equity:
Preferred stock, par value $.01, 10,000,000 shares authorized, no shares issued	—	—
Series A junior participating preferred stock, par value $.01, 100,000 shares authorized, no shares issued	—	—
Common stock, par value $.01, 245,000,000 shares authorized, 70,499,819 and 70,207,581 shares issued, and 43,880,603 and 43,588,365 shares outstanding at September 30, 2019 and December 31, 2018, respectively	0.7	0.7
Additional paid-in capital	2,025.8	1,940.2
Accumulated other comprehensive loss	(4.1)	(7.9)
Treasury stock, 26,619,216 shares at September 30, 2019 and December 31, 2018	(2,579.2)	(2,579.2)
Retained earnings	3,272.6	3,434.8
Total stockholders’ equity	2,715.8	2,788.6
Total liabilities and stockholders’ equity	$3,999.6	$3,401.0

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
Revenues:
Net product sales	$401.5	$412.7	$1,137.7	$1,246.4
Total revenues	401.5	412.7	1,137.7	1,246.4
Operating expenses:
Cost of product sales	33.0	51.9	88.8	166.8
Research and development	85.7	101.1	1,069.0	219.1
Selling, general and administrative	99.4	110.1	231.0	186.6
Total operating expenses	218.1	263.1	1,388.8	572.5
Operating income (loss)	183.4	149.6	(251.1)	673.9
Interest income	12.1	7.9	32.7	19.9
Interest expense	(11.7)	(4.1)	(34.2)	(9.6)
Other (expense) income, net	(16.9)	(0.9)	19.3	(4.8)
Impairment of investment in privately-held company	—	(12.4)	—	(12.4)
Total other (expense) income, net	(16.5)	(9.5)	17.8	(6.9)
Income (loss) before income taxes	166.9	140.1	(233.3)	667.0
Income tax (expense) benefit	(34.5)	(33.6)	76.2	(143.1)
Net income (loss)	$132.4	$106.5	$(157.1)	$523.9
Net income (loss) per common share:
Basic	$3.02	$2.44	$(3.59)	$12.04
Diluted	$3.01	$2.42	$(3.59)	$11.91
Weighted average number of common shares outstanding:
Basic	43.9	43.6	43.8	43.5
Diluted	44.0	44.0	43.8	44.0

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
Net income (loss)	$132.4	$106.5	$(157.1)	$523.9
Other comprehensive income:
Defined benefit pension plan:
Actuarial loss arising during period, net of tax	—	—	(0.6)	—
Amortization of actuarial gain and prior service cost included in net periodic pension cost, net of tax	(0.1)	0.4	(1.6)	1.0
Total defined benefit pension plan, net of tax	(0.1)	0.4	(2.2)	1.0
Unrealized gain (loss) on available-for-sale securities, net of tax	1.0	(0.7)	6.0	(3.6)
Other comprehensive income (loss), net of tax	0.9	(0.3)	3.8	(2.6)
Comprehensive income (loss)	$133.3	$106.2	$(153.3)	$521.3

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions)

	Three Months Ended September 30, 2019
	(Unaudited)
				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Treasury	Retained	Stockholders’
	Shares	Amount	Capital	Loss	Stock	Earnings	Equity
Balance, July 1, 2019	70.5	$0.7	$2,001.7	$(5.0)	$(2,579.2)	$3,140.2	$2,558.4
Net income	—	—	—	—	—	132.4	132.4
Unrealized gain on available-for-sale securities	—	—	—	1.0	—	—	1.0
Defined benefit pension plan	—	—	—	(0.1)	—	—	(0.1)
Shares issued under employee stock purchase plan	—	—	1.9	—	—	—	1.9
Restricted stock units withheld for taxes	—	—	(0.2)	—	—	—	(0.2)
Share-based compensation	—	—	22.5	—	—	—	22.5
Deconsolidation of variable interest entity	—	—	(0.1)	—	—	—	(0.1)
Balance, September 30, 2019	70.5	$0.7	$2,025.8	$(4.1)	$(2,579.2)	$3,272.6	$2,715.8

	Three Months Ended September 30, 2018
	(Unaudited)
				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Treasury	Retained	Stockholders’
	Shares	Amount	Capital	Loss	Stock	Earnings	Equity
Balance, July 1, 2018	70.2	$0.7	$1,903.0	$(21.9)	$(2,579.2)	$3,263.0	$2,565.6
Net income	—	—	—	—	—	106.5	106.5
Unrealized loss on available-for-sale securities	—	—	—	(0.7)	—	—	(0.7)
Defined benefit pension plan	—	—	—	0.4	—	—	0.4
Shares issued under employee stock purchase plan	—	—	1.8	—	—	—	1.8
Exercise of stock options	—	—	0.6	—	—	—	0.6
Share-based compensation	—	—	18.6	—	—	—	18.6
Balance, September 30, 2018	70.2	$0.7	$1,924.0	$(22.2)	$(2,579.2)	$3,369.5	$2,692.8

	Nine Months Ended September 30, 2019
	(Unaudited)
				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Treasury	Retained	Stockholders’
	Shares	Amount	Capital	Loss	Stock	Earnings	Equity
Balance, January 1, 2019	70.2	$0.7	$1,940.2	$(7.9)	$(2,579.2)	$3,434.8	$2,788.6
Net loss	—	—	—	—	—	(157.1)	(157.1)
Unrealized gain on available-for-sale securities	—	—	—	6.0	—	—	6.0
Defined benefit pension plan	—	—	—	(2.2)	—	—	(2.2)
Shares issued under employee stock purchase plan	—	—	4.1	—	—	—	4.1
Restricted stock units withheld for taxes	—	—	(2.1)	—	—	—	(2.1)
Common stock issued upon RSU vesting	0.1	—	—	—	—	—	—
Exercise of stock options	0.2	—	9.9	—	—	—	9.9
Share-based compensation	—	—	63.0	—	—	—	63.0
Cumulative effect of accounting change	—	—	—	—	—	(5.1)	(5.1)
Reclassification from temporary equity to permanent equity(1)	—	—	10.8	—	—	—	10.8
Deconsolidation of variable interest entity	—	—	(0.1)	—	—	—	(0.1)
Balance, September 30, 2019	70.5	$0.7	$2,025.8	$(4.1)	$(2,579.2)	$3,272.6	$2,715.8
(1)

Pursuant to a license agreement with Toray Industries Inc. (Toray), we issued 200,000 shares of our common stock (which have since split into 400,000 shares) to Toray in 2007, and provided Toray the right to require us to repurchase the shares at a price of $27.21 per share (the Put Right), which resulted in classification of such shares within temporary equity. During the second quarter of 2019, we terminated our license agreement with Toray and therefore the Put Right no longer exists. As a result, upon the termination of the license agreement, we reclassified $10.8 million from temporary equity to additional paid-in capital during the second quarter of 2019.

	Nine Months Ended September 30, 2018
	(Unaudited)
				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Treasury	Retained	Stockholders’
	Shares	Amount	Capital	Loss	Stock	Earnings	Equity
Balance, January 1, 2018	69.9	$0.7	$1,854.3	$(19.6)	$(2,579.2)	$2,845.6	$2,101.8
Net income	—	—	—	—	—	523.9	523.9
Unrealized loss on available-for-sale securities	—	—	—	(3.6)	—	—	(3.6)
Defined benefit pension plan	—	—	—	1.0	—	—	1.0
Shares issued under employee stock purchase plan	—	—	3.9	—	—	—	3.9
Exercise of stock options	0.3	—	15.5	—	—	—	15.5
Share-based compensation	—	—	50.3	—	—	—	50.3
Balance, September 30, 2018	70.2	$0.7	$1,924.0	$(22.2)	$(2,579.2)	$3,369.5	$2,692.8

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Nine Months Ended
	September 30,
	2019	2018
	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(157.1)	$523.9
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	33.4	25.4
Share-based compensation expense (benefit)	15.9	(29.2)
Impairment of investment in privately-held company	—	12.4
Deconsolidation of variable interest entity	2.0	—
Intangible asset impairment charges	8.8	—
Asset impairment charges	8.4	—
Other	(27.9)	4.4
Changes in operating assets and liabilities:
Accounts receivable	(7.8)	81.9
Inventories	10.5	4.2
Accounts payable and accrued expenses	(4.9)	21.9
Other assets and liabilities	(190.4)	48.1
Net cash (used in) provided by operating activities	(309.1)	693.0

Cash flows from investing activities:
Purchases of property, plant and equipment	(59.0)	(132.6)
Decrease in cash due to deconsolidation of variable interest entity	(12.5)	—
Deposits	(5.6)	(33.0)
Purchases of held-to-maturity and other investments	—	(63.4)
Sales/maturities of held-to-maturity investments	39.7	53.0
Purchases of available-for-sale investments	(974.7)	(618.5)
Sales/maturities of available-for-sale investments	618.5	175.2
Purchase of investments in privately-held companies	(8.0)	(5.0)
Acquisition, net of cash acquired	—	(124.1)
Net cash used in investing activities	(401.6)	(748.4)

Cash flows from financing activities:
Proceeds from line of credit	800.0	250.0
Repayment of line of credit	(50.0)	(250.0)
Payments of debt issuance costs	(0.7)	(13.2)
Proceeds from the exercise of stock options	9.9	15.5
Proceeds from the issuance of stock under employee stock purchase plan	4.1	3.9
Restricted stock units withheld for taxes	(2.1)	—
Net cash provided by financing activities	761.2	6.2

Effect of exchange rate changes on cash and cash equivalents	—	0.1
Net increase in cash and cash equivalents	50.5	(49.1)
Cash and cash equivalents, beginning of period	669.2	705.1
Cash and cash equivalents, end of period	$719.7	$656.0

Supplemental cash flow information:
Cash paid for interest	$31.7	$6.9
Cash paid for income taxes	$94.4	$52.1
Non-cash investing and financing activities:
Non-cash additions to property, plant and equipment	$3.9	$18.2

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

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

As used in these notes to our consolidated financial statements, unless the context otherwise requires, the terms “we”, “us”, “our”, and similar terms refer to United Therapeutics Corporation and its consolidated subsidiaries.

2.    Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all of the information required by U.S. generally accepted accounting principles (GAAP) for complete financial statements. These consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the accompanying notes to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on February 27, 2019.

In our management’s opinion, the accompanying consolidated financial statements contain all adjustments, including normal, recurring adjustments, necessary to fairly present our financial position as of September 30, 2019 and December 31, 2018, our statements of operations, comprehensive income, and stockholders’ equity for the three- and nine-month periods ended September 30, 2019 and 2018 and our statements of cash flows for the nine-month periods ended September 30, 2019 and 2018. Interim results are not necessarily indicative of results for an entire year. In our statements of cash flows, we reclassified the prior period deposits within the “cash flows from operating activities” section to “cash flows from investing activities” section to conform with the current period presentation.

Recently Issued Accounting Standards

Accounting Standards Adopted During the Period

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842) (ASU 2016-02), which requires that assets and liabilities arising under leases be recognized on the balance sheets. ASU 2016-02 also requires additional quantitative and qualitative disclosures of the amount, timing and uncertainty of cash flows relating to lease arrangements. ASU 2016-02 was effective for annual reporting periods beginning after December 15, 2018. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842)—Targeted Improvements (ASU 2018-11). ASU 2018-11 allows entities to elect a simplified transition method, allowing for application of ASU 2016-02 at the adoption date, with recognition of a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We adopted this standard on January 1, 2019 using the simplified transition method, allowing us to not restate comparative periods and apply ASC 842 on a prospective basis, resulting in a balance sheet presentation that, in certain respects, is not comparable to the prior period in the first year of adoption. We elected the practical expedient package permitted under the transition guidance within the new standard, which among other things, allows us to carry forward historical lease classifications. We also elected to use the lessee component election, allowing us to account for the lease and non-lease components as a single lease component. As the majority of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. We made an accounting policy election to keep leases with an initial term of 12 months or less off of our consolidated balance sheets. We recognize lease payments for such leases in our consolidated statements of operations on a straight-line basis over the lease term.

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

Supplemental balance sheet information related to operating leases was as follows (in millions):

	Financial Statement Line Item on our	September 30,	January 1,
Operating Leases	Consolidated Balance Sheets	2019	2019
Right-of-use assets	Other non-current assets	$4.7	$8.2
Current lease liabilities	Other current liabilities	$1.9	$4.1
Non-current lease liabilities	Other non-current liabilities	2.8	4.1
Total operating lease liabilities		$4.7	$8.2

We recorded $1.2 million and $3.9 million in operating lease expense for the three and nine months ended September 30, 2019 and recorded $1.0 million and $3.2 million in operating lease expense for the three and nine months ended September 30, 2018. The amounts recorded in operating lease expense include short-term leases and variable lease costs, which are immaterial.

In connection with completion of construction in the third quarter of 2019 of a building we own, we leased part of the space in the building to another entity as part of a broader collaboration arrangement. The lease is accounted for as a sales-type lease. Upon lease commencement in the third quarter of 2019, we reclassified $23.1 million of property, plant and equipment, net to other non-current assets on our consolidated balance sheets. The collaboration arrangement activity was immaterial for the period ended September 30, 2019.

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

Accounting Standards Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which introduces new guidance for estimating credit losses on certain types of financial instruments based on expected losses and the timing of the recognition of such losses. ASU 2016-13 will be effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted. We have begun to identify all of our financial instruments that could be impacted by the new standard as well as to gather data required to comply with the guidance. While we are currently evaluating the impact of adopting this guidance on our financial statements, we do not expect the adoption of the standard will have a material impact.

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

3.    Investments

Available-for-Sale Debt Securities

Available-for-sale debt securities are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive income in stockholders’ equity, until realized. Available-for-sale debt securities consisted of the following (in millions):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
As of September 30, 2019	Cost	Gains	Losses	Value
U.S. government and agency securities	$1,287.9	$3.2	$(0.5)	$1,290.6
Corporate debt securities	223.6	1.8	(0.1)	225.3
Total	$1,511.5	$5.0	$(0.6)	$1,515.9
Reported under the following captions on our consolidated balance sheet:
Current marketable investments				785.5
Non-current marketable investments				730.4
Total				$1,515.9

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
As of December 31, 2018	Cost	Gains	Losses	Value
U.S. government and agency securities	$1,077.4	$0.7	$(3.9)	$1,074.2
Corporate debt securities	72.3	—	(0.3)	72.0
Total	$1,149.7	$0.7	$(4.2)	$1,146.2
Reported under the following captions on our consolidated balance sheet:
Current marketable investments				705.8
Non-current marketable investments				440.4
Total				$1,146.2

The following table summarizes the contractual maturities of available-for-sale marketable investments (in millions):

	As of September 30, 2019
	Amortized	Fair
	Cost	Value
Due within one year	$784.7	$785.5
Due in one to three years	726.8	730.4
Total	$1,511.5	$1,515.9

	As of December 31, 2018
	Amortized	Fair
	Cost	Value
Due within one year	$708.2	$705.8
Due in one to three years	441.5	440.4
Total	$1,149.7	$1,146.2

Investments in Privately-Held Companies

As of September 30, 2019, we maintained non-controlling equity investments in privately-held companies of $101.7 million in the aggregate. We measure these investments using the measurement alternative because the fair values of these investments are not readily determinable. Under this alternative, the investments are measured at cost, less any impairment, adjusted for any observable price changes. There were no impairments or observable price changes in our investments in privately-held companies during the three and nine months ended September 30, 2019. We include our investments in privately-held companies within other non-current assets on our consolidated balance sheets. These investments are subject to a periodic impairment review and if impaired, the investment is measured and recorded at fair value in accordance with ASC 820, Fair Value Measurements.

During the quarter ended September 30, 2018, one of the privately-held companies in which we invested underwent a significant change in management and a change in business outlook and strategy, all of which triggered our review of the recoverability of our investment in the company. We determined the fair value of our investment as of September 30, 2018 considering an income approach based on the company's discounted projected cash flows. We corroborated the implied revenue multiples from the income approach with the observed revenue multiples of comparable public companies. We concluded that the fair value of our investment as of September 30, 2018 was lower than its carrying value, resulting in an impairment charge of $12.4 million.

Deconsolidation of a Variable Interest Entity

In April 2017, we made a $7.5 million minority equity investment in a privately-held company. In addition to our investment, we entered into an exclusive license, development and commercialization agreement (the License Agreement) with this company. The License Agreement entitled us to control rights sufficient to require us to regard the company as a variable interest entity (VIE) and to consolidate the company’s balance sheet and results of operations as the primary beneficiary of this company.

In June 2019, we elected to terminate the License Agreement. The termination of the License Agreement caused us to impair an associated in-process research and development (IPR&D) asset during the second quarter of 2019 and recognize an impairment charge of $8.8 million, which is included within research and development expense on our consolidated statements of operations. Upon effectiveness of the termination of the License Agreement in the third quarter of 2019 , we no longer have the power to direct the entity’s activities. Consequently, we deconsolidated the entity in the third quarter of 2019. Our deconsolidation of the entity’s balance sheet, which included $3.5 million of goodwill and $8.4 million of temporary equity, resulted in a net deconsolidation loss of $2.0 million. The deconsolidation loss is included within other (expense) income, net on our consolidated statements of operations . We have no further funding obligations to the entity, and our maximum exposure to loss is equal to the carrying value of our retained interest. We now account for our equity investment in this privately-held company using the equity method of accounting because we have the ability to exercise significant influence over the operating and financial policies of the entity, but we no longer have a controlling financial interest.

Investments in Equity Securities with Readily Determinable Fair Values

We held investments in equity securities with readily determinable fair values of $64.8 million and $3.5 million as of September 30, 2019 and December 31, 2018, respectively, which are included in current marketable investments on our consolidated balance sheets. During the second quarter of 2019, TransMedics Group, Inc., one of the privately-held companies in which we had invested, completed its initial public offering and its common stock began trading on the Nasdaq Stock Market. As a result, the equity securities we own in this company are now recorded at fair value rather than reflected as an investment in a privately-held company. Changes in the fair value of publicly traded equity securities are recorded on our consolidated statements of operations within other (expense) income, net. Refer to Note 4—Fair Value Investments.

4.    Fair Value Measurements

We account for certain assets and liabilities at fair value and classify these assets and liabilities within a fair value hierarchy (Level 1, Level 2 or Level 3). Our other current assets and other current liabilities have fair values that approximate their carrying values. Assets and liabilities subject to fair value measurements are as follows (in millions):

	As of September 30, 2019
	Level 1	Level 2	Level 3	Balance
Assets
Money market funds(1)	$253.4	$—	$—	$253.4
Time deposits(2)	—	86.9	—	86.9
U.S. government and agency securities(3)	—	1,290.6	—	1,290.6
Corporate debt securities(3)	—	225.3	—	225.3
Equity securities(4)	64.8	—	—	64.8
Total assets	$318.2	$1,602.8	$—	$1,921.0
Liabilities
Contingent consideration(5)	—	—	13.4	13.4
Total liabilities	$—	$—	$13.4	$13.4

	As of December 31, 2018
	Level 1	Level 2	Level 3	Balance
Assets
Money market funds(1)	$247.6	$—	$—	$247.6
Time deposits(2)	—	35.9	—	35.9
U.S. government and agency securities(3)	—	1,074.2	—	1,074.2
Corporate debt securities(3)	—	75.7	—	75.7
Equity securities(4)	3.5	—	—	3.5
Total assets	$251.1	$1,185.8	$—	$1,436.9
Liabilities
Contingent consideration(5)	—	—	13.4	13.4
Total liabilities	$—	$—	$13.4	$13.4
(1)	Included in cash and cash equivalents on our consolidated balance sheets.
(2)	Included in cash equivalents and current and non-current marketable investments on our consolidated balance sheets. The fair value of these securities is principally measured or corroborated by trade data for identical securities in which related trading activity is not sufficiently frequent to be considered a Level 1 input or comparable securities that are more actively traded.
(3)	Included in cash equivalents and current and non-current marketable investments on our consolidated balance sheets. Refer to Note 3—Investments—Available-for-Sale Debt Securities for further information. The fair value of these securities is principally measured or corroborated by trade data for identical securities for which related trading activity is not sufficiently frequent to be considered a Level 1 input or comparable securities that are more actively traded.
(4)	Included in current marketable investments on our consolidated balance sheets. The fair value of these securities is based on quoted market prices for identical instruments in active markets. During the three and nine months ended September 30, 2019, we recognized $13.0 million of net unrealized losses and $19.5 million of net unrealized gains, respectively, on these securities and recorded these losses and gains on our consolidated statements of operations within other (expense) income, net. Refer to Note 3—Investments—Investments in Equity Securities with Readily Determinable Fair Values.
(5)	Included in non-current liabilities on our consolidated balance sheets. The fair value of contingent consideration has been estimated using probability-weighted discounted cash flow models (DCFs). The DCFs incorporate Level 3 inputs including estimated discount rates that we believe market participants would consider relevant in pricing and the projected timing and amount of cash flows, which are estimated and developed, in part, based on the requirements specific to each acquisition agreement. The change in the fair value of contingent consideration for the three and nine months ended September 30, 2019 was not material.

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

5.    Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value and consist of the following, net of reserves (in millions):

	September 30,	December 31,
	2019	2018
Raw materials	$19.3	$24.3
Work-in-progress	29.8	28.0
Finished goods	45.0	48.7
Total inventories	$94.1	$101.0

6.    Goodwill and Other Intangible Assets

Goodwill and other intangible assets comprise the following (in millions):

	As of September 30, 2019			As of December 31, 2018
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Goodwill	$28.0	$—	$28.0	$31.5	$—	$31.5
Other intangible assets:
Technology, patents and trade names	6.7	(5.2)	1.5	6.7	(5.1)	1.6
In-process research and development	128.9	—	128.9	137.7	—	137.7
Total	$163.6	$(5.2)	$158.4	$175.9	$(5.1)	$170.8

In June 2019, we elected to terminate our License Agreement with the VIE discussed under Note 3—Investments—Deconsolidation of a Variable Interest Entity. Since we will not pursue further development of the related IPR&D asset, we fully impaired the IPR&D asset, recognizing an impairment charge of $8.8 million during the second quarter of 2019. Upon deconsolidation of the VIE in the third quarter of 2019, we wrote off $3.5 million of goodwill associated with our investment in the VIE.

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

On January 24, 2019, we paid an upfront payment of $800.0 million related to our exclusive license agreement with Arena Pharmaceuticals, Inc. (Arena) and funded the payment by borrowing $800.0 million under the Credit Agreement. On September 30, 2019, we paid down $50.0 million on our revolving credit facility under the Credit Agreement. This brought our aggregate outstanding balance under the Credit Agreement to $1.0 billion as of September 30, 2019. Although our credit facility matures in 2024, we classified $250.0 million of the outstanding balance as a current liability on our consolidated balance sheet as we intend to repay this amount within one year.

The Credit Agreement contains customary events of default and customary affirmative and negative covenants. As of September 30, 2019, we were in compliance with these covenants. Lung Biotechnology PBC is our only subsidiary that guarantees our obligations under the Credit Agreement though, from time to time, one or more of our other subsidiaries may be required to guarantee our obligations.

During the three and nine months ended September 30, 2019, we recorded $11.7 million and $34.2 million of interest expense, respectively, related to the Credit Agreement. During the three and nine months ended September 30, 2018, we recorded $4.1 million and $9.6 million of interest expense, respectively, related to a prior credit agreement.

8.    Share-Based Compensation

As of September 30, 2019, we have two shareholder-approved equity incentive plans: the United Therapeutics Corporation Amended and Restated Equity Incentive Plan (the 1999 Plan) and the United Therapeutics Corporation Amended and Restated 2015 Stock Incentive Plan (as amended to date, the 2015 Plan). The 2015 Plan provides for the issuance of up to 9,500,000 shares of our common stock pursuant to awards granted under the 2015 Plan, which includes the 450,000 shares added pursuant to an amendment and restatement of the 2015 Plan approved by our shareholders in June 2019. No further awards will be granted under the 1999 Plan. We also have one equity incentive plan, the United Therapeutics Corporation 2019 Inducement Stock Incentive Plan (the 2019 Inducement Plan), that has not been approved by our shareholders, as permitted by the Nasdaq Stock Market rules. The 2019 Inducement Plan was approved by our Board of Directors in February 2019 and provides for the issuance of up to 99,000 shares of our common stock under awards granted to newly-hired employees. Currently, we grant equity-based awards to employees and members of our Board of Directors in the form of stock options and restricted stock units under the 2015 Plan, and we grant restricted stock units to newly-hired employees under the 2019 Inducement Plan. Refer to the sections entitled Stock Options and Restricted Stock Units below.

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

The following table reflects the components of share-based compensation expense (benefit) recognized in our consolidated statements of operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock options	$18.4	$16.6	$52.2	$44.8
Restricted stock units	3.8	2.4	9.8	5.3
STAP awards	1.4	32.2	(47.0)	(80.1)
Employee stock purchase plan	0.3	0.2	0.9	0.8
Total share-based compensation expense (benefit) before tax	$23.9	$51.4	$15.9	$(29.2)

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

The table below includes the weighted-average assumptions used to measure the fair value of all stock options granted during the nine-month periods ended September 30, 2019 and September 30, 2018:

	September 30,	September 30,
	2019	2018
Expected volatility	33.8%	36.2%
Risk-free interest rate	2.4%	2.7%
Expected term of awards (in years)	5.8	6.3
Expected dividend yield	0.0%	0.0%

A summary of the activity and status of stock options under our equity incentive plans during the nine-month period ended September 30, 2019 is presented below:

			Weighted
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term (Years)	(in millions)
Outstanding at January 1, 2019	6,299,803	$120.78
Granted	2,081,047	124.87
Exercised	(191,508)	51.53
Forfeited/canceled	(95,016)	131.04
Outstanding at September 30, 2019	8,094,326	$123.35	6.5	$8.4
Exercisable at September 30, 2019	3,915,462	$119.40	5.4	$8.2
Unvested at September 30, 2019	4,178,864	$127.05	7.6	$0.2

The weighted average fair value of a stock option granted during each of the nine-month periods ended September 30, 2019 and September 30, 2018, was $39.63 and $45.02, respectively. These stock options have an aggregate grant date fair value of $82.5 million and $44.3 million, respectively. The total grant date fair value of stock options that vested during the nine-month periods ended September 30, 2019 and September 30, 2018 was $36.4 million and $33.9 million, respectively.

Total share-based compensation expense relating to stock options is recorded as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Cost of product sales	$0.3	$0.2	$0.7	$0.7
Research and development	0.9	0.9	2.7	2.8
Selling, general and administrative	17.2	15.5	48.8	41.3
Share-based compensation expense before taxes	18.4	16.6	52.2	44.8
Related income tax benefit	(4.2)	(3.8)	(11.8)	(10.3)
Share-based compensation expense, net of taxes	$14.2	$12.8	$40.4	$34.5

As of September 30, 2019, unrecognized compensation expense relating to stock options was $108.4 million. Unvested outstanding stock options as of September 30, 2019 had a weighted average remaining vesting period of 2.6 years.

Stock option exercise data is summarized below (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Number of options exercised	—	4,857	191,508	287,760
Cash received	$—	$0.6	$9.9	$15.5
Total intrinsic value of options exercised	$—	$0.1	$11.5	$17.0

Restricted Stock Units

Each restricted stock unit entitles the recipient to one share of our common stock upon vesting. We measure the fair value of restricted stock units using the stock price on the date of grant. Share-based compensation expense for the restricted stock units is recorded ratably over their vesting period. A summary of the activity with respect to, and status of, restricted stock units during the nine-month period ended September 30, 2019 is presented below:

			Weighted
		Weighted-	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Restricted	Grant	Contractual	Value
	Stock Units	Price	Term (Years)	(in millions)
Unvested at January 1, 2019	186,255	$112.48
Granted	222,614	113.03
Vested	(69,761)	111.81
Forfeited/canceled	(18,445)	118.24
Unvested at September 30, 2019	320,663	$112.68	9.2	$25.6

Total share-based compensation expense relating to restricted stock units is recorded as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of product sales	$0.3	$0.1	$0.8	$0.3
Research and development	1.3	0.5	3.2	1.1
Selling, general and administrative	2.2	1.8	5.8	3.9
Share-based compensation expense before taxes	3.8	2.4	9.8	5.3
Related income tax benefit	(0.8)	(0.5)	(2.2)	(1.2)
Share-based compensation expense, net of taxes	$3.0	$1.9	$7.6	$4.1

As of September 30, 2019, unrecognized compensation cost related to the grant of restricted stock units was $28.4 million. Unvested outstanding restricted stock units as of September 30, 2019 had a weighted average remaining vesting period of 2.1 years.

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

The aggregate STAP liability balance was $18.3 million and $72.2 million at September 30, 2019 and December 31, 2018, respectively, all of which was classified as a current liability on our consolidated balance sheets.

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

The fair value of the STAP awards is measured at the end of each financial reporting period because the awards are settled in cash.

The table below includes the weighted-average assumptions used to measure the fair value of outstanding STAP awards:

	September 30,	September 30,
	2019	2018
Expected volatility	29.3%	33.4%
Risk-free interest rate	1.6%	2.5%
Expected term of awards (in years)	2.1	0.9
Expected dividend yield	—%	—%

The closing price of our common stock was $79.75 and $127.88 on September 30, 2019 and September 30, 2018, respectively. The closing price of our common stock was $108.90 on December 31, 2018.

A summary of the activity and status of STAP awards during the nine-month period ended September 30, 2019 is presented below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Awards	Price	(in Years)	(in millions)
Outstanding at January 1, 2019	2,867,979	$107.85
Granted	—	—
Exercised	(138,773)	59.36
Forfeited/canceled	(80,182)	159.91
Outstanding at September 30, 2019	2,649,024	$108.82	4.3	$22.4
Exercisable at September 30, 2019	2,639,024	$109.03	4.3	$22.1
Unvested at September 30, 2019	10,000	$52.57	3.2	$0.3

Share-based compensation expense (benefit) recognized in connection with STAP awards is as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Cost of product sales	$0.1	$2.0	$(1.9)	$(4.0)
Research and development	0.4	6.8	(9.9)	(15.2)
Selling, general and administrative	0.9	23.4	(35.2)	(60.9)
Share-based compensation expense (benefit) before taxes	1.4	32.2	(47.0)	(80.1)
Related income tax (benefit) expense	(0.2)	(7.4)	10.7	18.3
Share-based compensation expense (benefit), net of taxes	$1.2	$24.8	$(36.3)	$(61.8)

Cash paid to settle STAP exercises during the nine-month periods ended September 30, 2019 and September 30, 2018 was $6.9 million and $71.5 million, respectively.

Employee Stock Purchase Plan

In June 2012, our shareholders approved the ESPP, which is structured to comply with Section 423 of the Internal Revenue Code. The ESPP provides eligible employees with the right to purchase shares of our common stock at a discount through elective accumulated payroll deductions at the end of each offering period. Offering periods, which began in 2012, occur in consecutive six-

month periods commencing on September 5th and March 5th of each year. Eligible employees may contribute up to 15 percent of their base salary, subject to certain annual limitations as defined in the ESPP. The purchase price of the shares is equal to the lower of 85 percent of the closing price of our common stock on either the first or last trading day of a given offering period. In addition, the ESPP provides that no eligible employee may purchase more than 4,000 shares during any offering period. The ESPP has a 20-year term and limits the aggregate number of shares that can be issued under the ESPP to 3.0 million.

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

For the nine months ended September 30, 2019, we had a net loss, and as such, all outstanding stock options and restricted stock units were excluded from our calculation of diluted loss per share. The components of basic and diluted earnings (loss) per common share comprised the following (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Numerator:
Net income (loss)	$132.4	$106.5	$(157.1)	$523.9
Denominator:
Weighted average outstanding shares — basic	43.9	43.6	43.8	43.5
Effect of dilutive securities(1):
Stock options, restricted stock units and employee stock purchase plan	0.1	0.4	—	0.5
Weighted average shares — diluted(2)	44.0	44.0	43.8	44.0
Net income (loss) per common share:
Basic	$3.02	$2.44	$(3.59)	$12.04
Diluted	$3.01	$2.42	$(3.59)	$11.91

Stock options and restricted stock units excluded from calculation(2)	8.0	4.5	7.1	4.6
(1)	Calculated using the treasury stock method.
(2)	The common shares underlying certain stock options and restricted stock units have been excluded from the computation of diluted earnings per share because their impact would be anti-dilutive for the three-and nine-month periods ended September 30, 2019 and September 30, 2018.

10.  Income Taxes

Our effective income tax rate (ETR) for the nine months ended September 30, 2019 and 2018 was 33 percent and 21 percent, respectively. We recognized a loss before income taxes, and a corresponding income tax benefit, for the nine months ended September 30, 2019, as a result of the one-time $800.0 million payment to Arena in January 2019. As a result of this loss, our anticipated tax credits and foreign sales deduction, partially offset by non-deductible compensation expense, increased our tax benefit and resulting ETR for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. Deferred tax assets increased by $172.4 million as of September 30, 2019 compared to December 31, 2018 primarily due to the amount of the Arena payment that will not be deductible for tax purposes in 2019.

Our unrecognized tax benefits were $0.9 million for the nine months ended September 30, 2019 and September 30, 2018, and included $0.7 million of tax benefits that, if recognized, would impact our ETR. We record interest and penalties related to uncertain tax positions as a component of income tax expense. As of September 30, 2019, and 2018, we have not accrued any material interest expense related to uncertain tax positions. We are unaware of any material positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

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

Net product sales, cost of product sales and gross profit for each of our commercial products were as follows (in millions):

	Three Months Ended September 30,
2019	Remodulin	Tyvaso	Orenitram	Unituxin	Adcirca	Total
Net product sales	$168.3	$110.8	$62.0	$30.1	$30.3	$401.5
Cost of product sales	5.5	6.9	3.5	4.1	13.0	33.0
Gross profit	$162.8	$103.9	$58.5	$26.0	$17.3	$368.5

2018
Net product sales	$153.6	$107.8	$53.8	$22.9	$74.6	$412.7
Cost of product sales	4.4	6.9	3.9	4.2	32.5	51.9
Gross profit	$149.2	$100.9	$49.9	$18.7	$42.1	$360.8

	Nine Months Ended September 30,
2019	Remodulin	Tyvaso	Orenitram	Unituxin	Adcirca	Total
Net product sales	$479.6	$324.2	$174.4	$80.1	$79.4	$1,137.7
Cost of product sales	16.1	14.8	12.3	11.4	34.2	88.8
Gross profit	$463.5	$309.4	$162.1	$68.7	$45.2	$1,048.9

2018
Net product sales	$439.9	$308.3	$155.5	$60.7	$282.0	$1,246.4
Cost of product sales	10.8	14.3	9.9	9.9	121.9	166.8
Gross profit	$429.1	$294.0	$145.6	$50.8	$160.1	$1,079.6

Geographic revenues are determined based on the country in which our customers (distributors) are located. Total revenues from external customers by geographic area are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
United States	$359.4	$389.0	$1,028.4	$1,177.1
Rest-of-World(1)	42.1	23.7	109.3	69.3
Total	$401.5	$412.7	$1,137.7	$1,246.4
(1)	Primarily Europe.

We recorded revenue from two specialty pharmaceutical distributors in the United States. Total revenue from these two specialty pharmaceutical distributors as a percentage of total revenues are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Distributor 1	53%	52%	55%	50%
Distributor 2	21%	18%	21%	17%

12.   Litigation

On April 16, 2019, Sandoz Inc. (Sandoz) and its commercialization collaborator, RareGen, LLC, filed a complaint in the U.S. District Court for the District of New Jersey against us and Smiths Medical ASD, Inc. (Smiths Medical), alleging that we and Smiths Medical engaged in anticompetitive conduct in connection with plaintiffs’ efforts to launch their generic version of Remodulin. In particular, the complaint alleges that we and Smiths Medical unlawfully impeded competition by entering into an agreement to produce CADD MS®3 cartridges specifically for the delivery of subcutaneous Remodulin, without making these cartridges available for the delivery of Sandoz’s generic version of Remodulin. The parties have completed expedited discovery in anticipation of a motion filed by the plaintiffs on October 4, 2019, seeking preliminary injunctive relief. We and Smiths Medical have filed a motion to dismiss the complaint, and we filed our opposition to plaintiffs’ motion for a preliminary injunction on October 25, 2019. We believe plaintiffs’ claims to be meritless and intend to vigorously defend the litigation. However, due to the uncertainty inherent in any litigation, we cannot guarantee that an adverse outcome will not result. Any litigation of this nature could involve substantial cost, and an adverse outcome could result in substantial monetary damages and/or injunctive relief adverse to our business. We currently are not able to reasonably estimate a range of potential losses due to the early stage of the litigation.

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

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018, and our consolidated financial statements and accompanying notes included in Part I, Item I of this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934 (the Exchange Act) and the Private Securities Litigation Reform Act of 1995, including the statements listed in the section below entitled Part II, Item 1A—Risk Factors. These statements are based on our beliefs and expectations about future outcomes and are subject to risks and uncertainties that could cause our actual results to differ materially from anticipated results. Factors that could cause or contribute to such differences include those described in Part II, Item 1A—Risk Factors of this Quarterly Report on Form 10-Q; factors described in our Annual Report on Form 10-K for the year ended December 31, 2018, under the section entitled Part I, Item 1A—Risk Factors—Forward-Looking Statements; and factors described in other cautionary statements, cautionary language and risk factors set forth in our other filings with the Securities and Exchange Commission (SEC). We undertake no obligation to publicly update these forward-looking statements, whether as a result of new information, future events or otherwise.

Overview of Marketed Products

We currently market and sell the following commercial products:

●	Remodulin, a continuously-infused formulation of the prostacyclin analogue treprostinil, approved by the FDA for subcutaneous and intravenous administration to diminish symptoms associated with exercise in patients with pulmonary arterial hypertension (PAH). Remodulin has also been approved in various countries outside of the United States.
●	Tyvaso, an inhaled formulation of treprostinil, approved by the FDA and regulatory authorities in Argentina and Israel to improve exercise ability in PAH patients.
●	Orenitram, a tablet dosage form of treprostinil, approved by the FDA to delay disease progression and improve exercise capacity in PAH patients.
●	Unituxin, a monoclonal antibody approved by the FDA and Health Canada for the treatment of high-risk neuroblastoma.
●	Adcirca, an oral PDE-5 inhibitor approved by the FDA to improve exercise ability in PAH patients.

Revenues

Our net product sales consist of sales of the five commercial products noted above. We have entered into separate, non-exclusive distribution agreements with Accredo Health Group, Inc. and its affiliates (Accredo) and Caremark, L.L.C. (CVS Specialty) to distribute Remodulin, Tyvaso and Orenitram in the United States, and we have entered into an exclusive distribution agreement with ASD Specialty Healthcare, Inc. (ASD), an affiliate of AmerisourceBergen Corporation, to distribute Unituxin in the United States. We also sell Remodulin and Tyvaso to distributors internationally. We sell Adcirca through Lilly’s pharmaceutical wholesale network. To the extent we have increased the price of any of these products, increases have typically been in the single-digit percentages per year, except for Adcirca, the price of which is set solely by Lilly. In 2019, we anticipate revenues will decrease as compared to 2018 because generic Adcirca will be available for the full year in 2019, as compared to only the last four months of 2018. We may experience additional pressure on revenues during the last quarter of 2019 due to the launch of generic versions of Remodulin in the United States and certain countries in Europe, which occurred in early 2019. Longer term, we believe our pipeline of new products and potential label expansions for existing products should result in a return to revenue growth potentially as soon as 2020, although the precise timing depends on a number of factors, including factors that we cannot control. Refer to the risks identified in Part II, Item 1A—Risk Factors, included in this Quarterly Report on Form 10-Q.

We require our specialty pharmaceutical distributors to maintain reasonable levels of inventory reserves because the interruption of Remodulin, Tyvaso or Orenitram therapy can be life threatening. Our specialty pharmaceutical distributors typically place monthly orders based on current utilization trends and contractual minimum and maximum inventory requirements. As a result, sales of Remodulin, Tyvaso and Orenitram can vary depending on the timing and magnitude of these orders and do not precisely reflect changes in patient demand.

Generic Competition

We settled litigation with Sandoz, Inc. (Sandoz) relating to its abbreviated new drug application (ANDA) seeking FDA approval to market a generic version of Remodulin. Under the settlement agreement, Sandoz was permitted to market its generic version of Remodulin as early as June 2018. On March 25, 2019, Sandoz announced the availability of its generic product in the United States, and that it was entitled to six months of marketing exclusivity before other companies would be permitted to market their generic versions of Remodulin in the United States. We have also entered into similar settlement agreements with Teva Pharmaceuticals USA, Inc. (Teva), Par Sterile Products, LLC (Par), Dr. Reddy’s Laboratories, Inc. (Dr. Reddy’s) and Alembic Pharmaceuticals Ltd. (Alembic) permitting each of them to market a generic version of Remodulin in the United States. Par and Teva received FDA approval for their ANDAs in late September 2019, and, in early October 2019, Teva announced its plan to launch its generic version of Remodulin. To our knowledge, the FDA has not yet approved the ANDAs filed by Dr. Reddy’s or Alembic.

Internationally, various European countries began approving generic versions of Remodulin in 2018, followed by pricing approvals and launches in certain of these countries in 2019. As a result, we anticipate that our international Remodulin revenues will come under increasing pressure, due to increased competition and a reduction in our contractual transfer price for Remodulin sold by certain international distributors for sales in countries in which the pricing of Remodulin is impacted by the generic competition. Our non-U.S. net product sales for Remodulin were $105.9 million and $66.1 million for the nine months ended September 30, 2019 and 2018, respectively.

We settled litigation with Actavis Laboratories FL, Inc. (Actavis) relating to its ANDA seeking FDA approval to market a generic version of Orenitram before the expiration of certain of our U.S. patents. Under the settlement agreement, Actavis can market its generic version of Orenitram in the United States beginning in June 2027, although Actavis may be permitted to enter the market earlier under certain circumstances.

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

A U.S. patent for Adcirca for the treatment of pulmonary hypertension expired in November 2017, and FDA-conferred regulatory exclusivity expired in May 2018, leading to the launch of a generic version of Adcirca by Mylan N.V. in August 2018, and by additional companies in February 2019. Generic competition for Adcirca has had a material adverse impact on Adcirca net product sales. In addition, we expect declines in patient demand will cause Adcirca inventory held by distributors and other downstream customers to expire unsold. Our allowance for product returns was $16.0 million and $22.4 million as of September 30, 2019 and December 31, 2018, respectively.

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

Although we no longer grant STAP awards, we still had approximately 2.6 million STAP awards outstanding as of September 30, 2019. We account for STAP awards as liabilities because they are settled in cash. As such, we must re-measure the fair value of STAP awards at the end of each financial reporting period until the awards are no longer outstanding. Changes in our STAP liability resulting from such re-measurements are recorded as adjustments to share-based compensation expense (benefit) and can create substantial volatility within our operating expenses from period to period. The following factors, among others, have a significant impact on the amount of share-based compensation expense (benefit) recognized in connection with STAP awards from period to period: (1) volatility in the price of our common stock (specifically, increases in the price of our common stock will generally result in an increase in our STAP liability and related compensation expense, while decreases in our stock price will generally result in a reduction in our STAP liability and related compensation expense); and (2) changes in the number of outstanding awards.

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

Near-Term Pipeline Programs (2019-2021)

Product	Mode of Delivery	Indication	Current Status STUDY NAME	Our Territory
Implantable System for Remodulin	Continuous intravenous via implantable pump	PAH	FDA approval received July 30, 2018; U.S. launch pending satisfaction of further regulatory requirements by Medtronic	United States, United Kingdom, Canada, France, Germany, Italy and Japan
RemUnity™ (treprostinil)	Continuous subcutaneous via pre-filled, semi-disposable system	PAH	Initial 510(k) application cleared by the FDA. Launch pending additional pharmacy-fill 510(k) clearance by the FDA	Worldwide
Orenitram (treprostinil) in combination with approved background therapy	Oral	PAH (delayed time to first clinical worsening event)	Phase IV FREEDOM-EV study completed, primary endpoint met; NDA supplement approved by the FDA October 18, 2019	Worldwide
Trevyent® (treprostinil)	Continuous subcutaneous via pre-filled, disposable PatchPump® system	PAH	NDA under FDA review; FDA action anticipated by April 27, 2020	Worldwide, subject to out-licenses granted in Europe, Canada and the Middle East
Unituxin (dinutuximab)	Intravenous	Small cell lung cancer	Phase II/III DISTINCT (fully enrolled)	Worldwide
Tyvaso (treprostinil)	Inhaled	Pulmonary hypertension associated with idiopathic pulmonary fibrosis (WHO Group 3)	Phase III INCREASE (fully enrolled)	Worldwide

Medium-Term Pipeline Programs (2022-2025)

Product	Mode of Delivery	Indication	Current Status STUDY NAME	Our Territory
Tyvaso (treprostinil)	Inhaled	Pulmonary hypertension associated with chronic obstructive pulmonary disease (WHO Group 3)	Phase III PERFECT	Worldwide
Treprostinil Technosphere®	Inhaled dry powder	PAH	Phase III BREEZE	Worldwide
RemoPro™ (pain-free subcutaneous Remodulin prodrug)	Continuous subcutaneous	PAH	Phase I	Worldwide
Ralinepag (IP receptor agonist)	Oral	PAH	Phase III ADVANCE studies	Worldwide, subject to out-licenses granted in the People's Republic of China and certain other Asian territories
Aurora-GT™ (eNOS gene therapy)	Intravenous	PAH	Phase II/III SAPPHIRE	United States
SM04646 (Wnt pathway inhibitor)	Inhaled	Idiopathic pulmonary fibrosis	Phase I	United States and Canada

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

We are also conducting a series of phase I studies to develop a new prodrug of treprostinil called RemoPro, which is intended to enable subcutaneous delivery of treprostinil therapy without the site pain currently associated with subcutaneous Remodulin. As a prodrug, RemoPro is designed to be inactive in the subcutaneous tissue, which should decrease or eliminate site pain, and to metabolize into treprostinil once it is absorbed into the blood.

Trevyent

In August 2018, we acquired SteadyMed Ltd. (SteadyMed), which is developing Trevyent, a post-phase III development-stage drug-device combination product that combines SteadyMed’s two-day, single use, disposable PatchPump technology with treprostinil, for the subcutaneous treatment of PAH. In August 2017, SteadyMed received a refuse-to-file letter from the FDA with respect to its 505(b)(2) NDA for Trevyent. SteadyMed met with the FDA in November 2017, and the FDA indicated that SteadyMed does not need to conduct any clinical trials to prove the safety or efficacy of Trevyent. We submitted a 505(b)(2) NDA for Trevyent to the FDA in June 2019. The FDA accepted the NDA for review in September 2019, assigning the NDA a Prescription Drug User Fee Act (PDUFA) target action date of April 27, 2020.

Orenitram

In 2013, the FDA approved Orenitram for the treatment of PAH patients to improve exercise capacity. The primary study that supported efficacy of Orenitram was a 12-week monotherapy study (FREEDOM-M) in which PAH patients were not on any approved background PAH therapy. In August 2018, we announced that our phase IV study of Orenitram called FREEDOM-EV had met its primary endpoint of delayed time to first clinical worsening event. In particular, the preliminary results showed that Orenitram, when taken with an oral PAH background therapy, decreased the risk of a morbidity/mortality event versus placebo by 25 percent (p=0.0391), driven by a 61 percent decrease in the risk of disease progression for patients taking Orenitram, when compared to placebo (p=0.0002). On October 18, 2019, the FDA approved a supplement to our NDA to update the Orenitram label to reflect these FREEDOM-EV results. As a result, Orenitram is now indicated to delay disease progression and improve exercise capacity. Additional FREEDOM-EV data not included in the Orenitram label have been presented at medical conferences, including data demonstrating a 37 percent decreased risk of mortality for Orenitram patients compared with placebo (p=0.0324) at study closure (which includes additional data accrued in the open-label extension study). We are evaluating whether the results could support marketing applications for Orenitram outside the United States.

We are also developing an oral prodrug version of Orenitram in order to provide increased tolerability and convenience through a once-daily dosing regimen.

In October 2019, following a review of enrollment status and research and development priorities, we decided to discontinue our clinical study of Orenitram (SOUTHPAW) to treat WHO Group 2 pulmonary hypertension (specifically associated with left ventricular diastolic dysfunction).

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

Tyvaso

We have completed enrollment of a phase III registration study called INCREASE, which is a study of Tyvaso in patients with WHO Group 3 pulmonary hypertension associated with interstitial lung disease (specifically associated with idiopathic pulmonary fibrosis or combined pulmonary fibrosis and emphysema). We are also enrolling a phase III registration study called PERFECT, which is a study of Tyvaso in patients with WHO Group 3 pulmonary hypertension associated with chronic obstructive pulmonary disease. There are presently no FDA approved therapies indicated for the treatment of WHO Group 3 pulmonary hypertension.

In addition, we are studying the potential for a pro re nata (as needed) version of inhaled treprostinil.

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

Under our agreement with MannKind, we are responsible for global development, regulatory and commercial activities related to Treprostinil Technosphere, and we share manufacturing responsibilities with MannKind. We commenced a clinical study (called BREEZE) in September 2019 to evaluate the safety and pharmacokinetics of switching PAH patients from Tyvaso to Treprostinil Technosphere. During the first half of 2020, we plan to commence a second clinical study in healthy volunteers to compare the pharmacokinetics of Treprostinil Technosphere to Tyvaso. The FDA has indicated that these two studies, if successful, will be the only clinical studies necessary to support FDA approval. Under the terms of the agreement, we paid MannKind $45.0 million following the effectiveness of the agreement in October 2018, and we are required to make potential milestone payments to MannKind of up to $50.0 million upon the achievement of specific development targets. The first $12.5 million of these milestone payments became due and was paid in March 2019. MannKind is also entitled to receive low double-digit royalties on our net sales of the product. In addition, we have the option, in our sole discretion, to expand the license to include other active ingredients for the treatment of pulmonary hypertension. We will pay MannKind up to $40.0 million in additional option exercise and development milestone payments for each product (if any) added to the license pursuant to this option, as well as a low double-digit royalty on our net sales of any such product.

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

Ralinepag

On November 15, 2018, we entered into an exclusive license agreement with Arena Pharmaceuticals, Inc. (Arena) related to ralinepag, a next-generation, oral, selective and potent prostacyclin receptor agonist being developed for the treatment of PAH. On January 24, 2019, in connection with the closing of the transactions contemplated by the license agreement: (1) Arena granted to us perpetual, irrevocable and exclusive rights throughout the universe to develop, manufacture and commercialize ralinepag; (2) Arena transferred to us certain other assets related to ralinepag, including, among others, related domain names and trademarks, permits, certain contracts, inventory, regulatory documentation, Investigational New Drug (IND) Application No. 109021 (related to ralinepag) and non-clinical, pre-clinical and clinical trial data; (3) we assumed certain limited liabilities from Arena, including, among others, all obligations arising after the closing under the assumed contracts and the IND described above; and (4) we paid Arena an upfront payment of $800.0 million, which we expensed as acquired in-process research and development and included within research and development expenses on our consolidated statements of operations for the nine months ended September 30, 2019. We will also pay Arena: (1) a one-time payment of $250.0 million for the first, if any, marketing approval we receive in the United States for an inhaled version of ralinepag to treat PAH; (2) a one-time payment of $150.0 million for the first, if any, marketing approval we receive in any of Japan, France, Italy, the United Kingdom, Spain or Germany for an oral version of ralinepag to treat any indication; and (3) low double-digit, tiered royalties on net sales of any pharmaceutical product containing ralinepag as an active ingredient, subject to certain adjustments for third party license payments.

We are conducting two phase III studies of ralinepag: (1) ADVANCE OUTCOMES, which is an event-driven study of ralinepag in PAH patients, with a primary endpoint of time to first clinical event; and (2) ADVANCE CAPACITY, studying the effect of ralinepag on exercise capacity in PAH patients (with a primary endpoint of change in peak oxygen uptake via cardiopulmonary exercise test). Both of these studies are global, multi-center, placebo-controlled trials of patients on approved oral background PAH therapies.

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

Future Prospects

As noted above, in 2019 we expect revenues will decrease as compared to 2018, largely due to the anticipated impact of a full year of competition from generic versions of Adcirca, the first of which launched in August 2018. We believe we will return to revenue growth by commercializing six key therapeutic platforms in our pipeline, each of which is comprised of multiple enabling technologies:

Platform	Enabling Technologies
Remodulin (parenteral treprostinil)	RemUnity, Implantable System for Remodulin, Trevyent, RemoLife, RemoPro
Tyvaso (inhaled treprostinil)	INCREASE study, PERFECT study, Treprostinil Technosphere
Orenitram (oral treprostinil)	FREEDOM-EV results, oral treprostinil prodrug
Unituxin (dinutuximab)	DISTINCT study (small cell lung cancer), humanized dinutuximab, additional GD2-expressing tumors
New Chemical Entities and New Biologics	ralinepag, SM04646, SAPPHIRE study (gene therapy), Unexisome™ (exosome product for the treatment of bronchopulmonary dysplasia)
Organ Manufacturing and Transplantation	xenotransplantation, three-dimensional organ printing, regenerative medicine, ex-vivo lung perfusion

We believe this diverse portfolio of six therapeutic platforms, each with multiple enabling technologies, will lead to significant revenue growth over the medium- and longer-term. For further details regarding our research and development initiatives, refer to the section above entitled Research and Development.

Our ability to achieve these objectives, grow our business and maintain profitability will depend on many factors, including among others: (1) the timing and outcome of preclinical research, clinical trials and regulatory approvals for products we develop; (2) the timing and degree of our success in commercially launching new products; (3) the demand for our products; (4) the price of our products and the reimbursement of our products by public and private health insurance organizations; (5) the competition we face within our industry, including competition from generic companies and new PAH therapies; (6) our ability to effectively manage our business in an increasingly complex legal and regulatory environment; (7) our ability to defend against challenges to our patents; and (8) the risks identified in Part II, Item 1A—Risk Factors, included in this Quarterly Report on Form 10-Q.

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

Results of Operations

Three and Nine Months Ended September 30, 2019 and September 30, 2018

Revenues

The table below presents the components of total revenues (dollars in millions):

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
	2019	2018	Change	2019	2018	Change
Net product sales:
Remodulin	$168.3	$153.6	10%	$479.6	$439.9	9%
Tyvaso	110.8	107.8	3%	324.2	308.3	5%
Orenitram	62.0	53.8	15%	174.4	155.5	12%
Unituxin	30.1	22.9	31%	80.1	60.7	32%
Adcirca	30.3	74.6	(59)%	79.4	282.0	(72)%
Total revenues	$401.5	$412.7	(3)%	$1,137.7	$1,246.4	(9)%

Revenues for the three and nine months ended September 30, 2019 decreased by $11.2 million and $108.7 million, respectively, as compared to the same periods in 2018, driven entirely by decreases in Adcirca revenues following the onset of generic competition in 2018. Revenues for our other four commercial products grew by $33.1 million and $93.9 million in the aggregate for the three and nine months ended September 30, 2019, respectively. Additional details regarding each product are discussed below.

Remodulin net product sales increased by $14.7 million for the three months ended September 30, 2019, as compared to the same period in 2018. $32.7 million of the increase was due to an increase in total quantities sold, primarily to our international distributors, partially offset by a decrease of $13.9 million due to price reductions, primarily to our international distributors, and higher gross-to-net revenue deductions of $4.1 million. Remodulin net product sales increased by $39.7 million for the nine months ended September 30, 2019, as compared to the same period in 2018, due to an increase in total quantities sold of $69.3 million, primarily to our international distributors, partially offset by a decrease of $16.7 million due to price reductions, primarily to our international distributors, and higher gross-to-net revenue deductions of $12.9 million. During the three and nine months ended September 30, 2019, there was an increase in the number of U.S. patients being treated with Remodulin, as compared to the same periods in 2018.

Tyvaso net product sales for the three months ended September 30, 2019 increased by $3.0 million, as compared to the same period in 2018, primarily due to a price increase implemented in January 2019. Tyvaso net product sales for the nine months ended September 30, 2019 increased by $15.9 million, as compared to the same period in 2018. This increase was primarily due to a price increase implemented in January 2019 and an increase in the number of patients being treated with Tyvaso, partially offset by higher gross-to-net revenue deductions.

Orenitram net product sales for the three and nine months ended September 30, 2019 increased by $8.2 million and $18.9 million, respectively, as compared to the same periods in 2018. These increases were primarily due to an increase in the number of patients being treated with Orenitram and a price increase implemented in January 2019, partially offset by higher gross-to-net revenue deductions.

Unituxin net product sales for the three and nine months ended September 30, 2019 increased by $7.2 million and $19.4 million, respectively, as compared to the same periods in 2018. These increases were due to an increase in the number of vials sold and a price increase implemented in April 2019.

Adcirca net product sales for the three and nine months ended September 30, 2019 decreased by $44.3 million and $202.6 million, respectively, as compared to the same periods in 2018. These decreases were primarily due to a decrease in bottles sold following the onset of generic competition for Adcirca beginning in August 2018.

We recognize revenues net of: (1) rebates and chargebacks; (2) prompt pay discounts; (3) allowance for sales returns; and (4) distributor and other fees, which include co-pay assistance payments. These are referred to as gross-to-net deductions and are primarily based on estimates reflecting historical experiences as well as contractual and statutory requirements. We currently estimate our allowance for sales returns using reports from our distributors and available industry data, including our estimate of inventory remaining in the distribution channel. The tables below include a reconciliation of the liability accounts associated with these deductions (in millions):

	Three Months Ended September 30, 2019
	Rebates and	Prompt Pay	Allowance for	Distributor and
	Chargebacks	Discounts	Sales Returns	Other Fees	Total
Balance, July 1, 2019	$60.5	$3.4	$20.6	$3.3	$87.8
Provisions attributed to sales in:
Current period	42.8	9.2	(4.3)	5.2	52.9
Prior periods	2.1	—	—	0.1	2.2
Payments or credits attributed to sales in:
Current period	(7.1)	(5.5)	—	(1.6)	(14.2)
Prior periods	(50.4)	(3.4)	(0.3)	(2.9)	(57.0)
Balance, September 30, 2019	$47.9	$3.7	$16.0	$4.1	$71.7

	Three Months Ended September 30, 2018
	Rebates and	Prompt Pay	Allowance for	Distributor and
	Chargebacks	Discounts	Sales Returns	Other Fees	Total
Balance, July 1, 2018	$85.2	$5.1	$6.9	$6.0	$103.2
Provisions attributed to sales in:
Current period	54.5	10.0	16.4	5.0	85.9
Prior periods	2.1	—	—	—	2.1
Payments or credits attributed to sales in:
Current period	(10.8)	(5.8)	—	(1.2)	(17.8)
Prior periods	(56.0)	(5.0)	(0.3)	(3.9)	(65.2)
Balance, September 30, 2018	$75.0	$4.3	$23.0	$5.9	$108.2

	Nine Months Ended September 30, 2019
	Rebates and	Prompt Pay	Allowance for	Distributor and
	Chargebacks	Discounts	Sales Returns	Other Fees	Total
Balance, January 1, 2019	$54.7	$3.2	$22.4	$4.8	$85.1
Provisions attributed to sales in:
Current period	132.1	24.9	(5.1)	13.5	165.4
Prior periods	5.8	—	—	—	5.8
Payments or credits attributed to sales in:
Current period	(89.2)	(21.4)	—	(9.5)	(120.1)
Prior periods	(55.5)	(3.0)	(1.3)	(4.7)	(64.5)
Balance, September 30, 2019	$47.9	$3.7	$16.0	$4.1	$71.7

	Nine Months Ended September 30, 2018
	Rebates and	Prompt Pay	Allowance for	Distributor and
	Chargebacks	Discounts	Sales Returns	Other Fees	Total
Balance, January 1, 2018	$74.0	$4.7	$7.2	$3.4	$89.3
Provisions attributed to sales in:
Current period	185.9	29.6	17.5	15.0	248.0
Prior periods	3.4	—	—	—	3.4
Payments or credits attributed to sales in:
Current period	(132.3)	(25.5)	—	(9.2)	(167.0)
Prior periods	(56.0)	(4.5)	(1.7)	(3.3)	(65.5)
Balance, September 30, 2018	$75.0	$4.3	$23.0	$5.9	$108.2

Cost of Product Sales

The table below summarizes cost of product sales by major category (dollars in millions):

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
	2019	2018	Change	2019	2018	Change
Category:
Cost of product sales	$32.3	$49.5	(35)%	$89.2	$169.7	(47)%
Share-based compensation expense (benefit)(1)	0.7	2.4	(71)%	(0.4)	(2.9)	86%
Total cost of product sales	$33.0	$51.9	(36)%	$88.8	$166.8	(47)%
(1)	Refer to Share-Based Compensation section below for discussion.

Cost of product sales, excluding share-based compensation. The decrease in cost of product sales of $17.2 million for the three months ended September 30, 2019, as compared to the same period in 2018, was primarily attributable to a $19.0 million decrease in royalty expense for Adcirca because fewer bottles were sold due to the launch of generic versions of Adcirca beginning in August 2018.

The decrease in cost of product sales of $80.5 million for the nine months ended September 30, 2019, as compared to the same period in 2018, was primarily attributable to a $86.2 million decrease in the royalty expense for Adcirca for the reason noted above.

Research and Development

The table below summarizes research and development expense by major category (dollars in millions):

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
	2019	2018	Change	2019	2018	Change
Category:
Research and development projects	$83.0	$92.8	(11)%	$1,072.6	$230.1	366%
Share-based compensation expense (benefit)(1)	2.7	8.3	(67)%	(3.6)	(11.0)	67%
Total research and development expense	$85.7	$101.1	(15)%	$1,069.0	$219.1	388%
(1)	Refer to Share-Based Compensation section below for discussion.

Research and development, excluding share-based compensation. Research and development expense decreased by $9.8 million for the three months ended September 30, 2019, as compared to the same period in 2018. Research and development expense for the treatment of cardiopulmonary diseases decreased by $21.9 million for the three months ended September 30, 2019, as compared to the same period in 2018, due to: (1) a one-time $10.0 million payment under a research agreement with MannKind; and (2) an up-front payment of $10.0 million under our license agreement with Samumed, both of which occurred during the three months ended

September 30, 2018. The decrease in cardiopulmonary research and development expense was partially offset by an $11.2 million increase in research and development expense for our organ manufacturing projects due to increased preclinical and clinical work on technologies designed to increase the supply of transplantable organs and tissues.

The increase in research and development expense of $842.5 million for the nine months ended September 30, 2019, as compared to the same period in 2018, was driven by continued investment in our product pipeline. Research and development expense for the treatment of cardiopulmonary diseases increased by $826.3 million for the nine months ended September 30, 2019, as compared to the same period in 2018, due to an $800.0 million upfront payment to Arena under our license agreement related to ralinepag and $23.7 million of expenditures associated with the phase III ADVANCE studies of ralinepag during the nine months ended September 30, 2019. Research and development expenses for our organ manufacturing projects increased by $19.0 million for the nine months ended September 30, 2019 compared to the same period in 2018, due to increased preclinical and clinical work on technologies designed to increase the supply and distribution of transplantable organs and tissues.

Selling, General and Administrative

The table below summarizes selling, general and administrative expense by major category (dollars in millions):

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
	2019	2018	Change	2019	2018	Change
Category:
General and administrative	$64.1	$56.1	14%	$169.0	$159.7	6%
Sales and marketing	14.8	13.3	11%	42.1	42.2	—%
Share-based compensation expense (benefit)(1)	20.5	40.7	(50)%	19.9	(15.3)	230%
Total selling, general and administrative expense	$99.4	$110.1	(10)%	$231.0	$186.6	24%
(1)	Refer to Share-Based Compensation below for discussion.

Share-Based Compensation

The table below summarizes share-based compensation expense (benefit) by major category (dollars in millions):

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
	2019	2018	Change	2019	2018	Change
Category:
Stock options	$18.4	$16.6	11%	$52.2	$44.8	17%
Restricted stock units	3.8	2.4	58%	9.8	5.3	85%
STAP awards	1.4	32.2	(96)%	(47.0)	(80.1)	41%
Employee stock purchase plan	0.3	0.2	50%	0.9	0.8	13%
Total share-based compensation expense (benefit)	$23.9	$51.4	(54)%	$15.9	$(29.2)	154%

The table below summarizes share-based compensation expense (benefit) by line item on our consolidated statements of operations (dollars in millions):

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
	2019	2018	Change	2019	2018	Change
Cost of product sales	$0.7	$2.4	(71)%	$(0.4)	$(2.9)	86%
Research and development	2.7	8.3	(67)%	(3.6)	(11.0)	67%
Selling, general and administrative	20.5	40.7	(50)%	19.9	(15.3)	230%
Total share-based compensation expense (benefit)	$23.9	$51.4	(54)%	$15.9	$(29.2)	154%

The decrease in share-based compensation expense of $27.5 million for the three months ended September 30, 2019, as compared to the same period in 2018, was primarily due to a $30.8 million decrease in STAP expense driven by a 2 percent increase in our stock price for the three months ended September 30, 2019, as compared to a 13 percent increase in our stock price for the same period in 2018; partially offset by: (1) a $1.8 million increase in stock option expense due to additional awards granted and outstanding in 2019; and (2) a $1.4 million increase in restricted stock unit expense due to additional awards granted and outstanding in 2019. For more information, refer to Note 8—Share-Based Compensation to our consolidated financial statements.

The increase in share-based compensation expense of $45.1 million for the nine months ended September 30, 2019, as compared to the same period in 2018, was primarily due to: (1) a $33.1 million decrease in STAP benefit driven by a large decrease in our stock price during 2018 and fewer awards outstanding in 2019; (2) a $7.4 million increase in stock option expense due to additional awards granted and outstanding in 2019; and (3) a $4.5 million increase in restricted stock unit expense due to additional awards granted and outstanding in 2019.

Other (Expense) Income, Net

The increase in other expense, net of $16.0 million for the three months ended September 30, 2019, as compared to the same period in 2018, was primarily due to the recognition of a net unrealized loss in publicly-traded equity securities. The increase in other income, net of $24.1 million for the nine months ended September 30, 2019, as compared to the same period in 2018, was primarily due to the recognition of a net unrealized gain in publicly-traded equity securities. During the three and nine months ended September 30, 2019, we recognized $13.0 million of net unrealized losses and $19.5 million of net unrealized gains, respectively, on these securities, based upon changes in their market prices. Refer to Note 3—Investments—Investments in Privately-Held Companies to our consolidated financial statements.

Impairment of Investment in a Privately-Held Company

During the quarter ended September 30, 2018, one of the privately-held companies in which we invested experienced an event triggering an impairment analysis to evaluate the recoverability of our investment. We determined that the fair value of our investment was lower than its carrying value, resulting in an impairment charge of $12.4 million. During the three- and nine-month periods ended September 30, 2018, we recorded $12.4 million of impairment charges related to our investments in privately-held companies. Refer to Note 3—Investments to our consolidated financial statements.

Income Tax Expense (Benefit)

The income tax benefit was $76.2 million for the nine months ended September 30, 2019, as compared to income tax expense of $143.1 million for the same period in 2018. The effective income tax rate (ETR) for the nine months ended September 30, 2019 and 2018 was 33 percent and 21 percent, respectively. We recognized a loss before income taxes, and a corresponding income tax benefit, for the nine months ended September 30, 2019, as a result of the one-time $800.0 million payment to Arena in January 2019. As a result of this loss, our anticipated tax credits and foreign sales deduction, partially offset by non-deductible compensation expense, increased our tax benefit and resulting ETR for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018.

Financial Condition, Liquidity and Capital Resources

We have funded our operations principally through sales of our commercial products and, from time-to-time, third-party financing arrangements. We believe that our current liquidity is sufficient to fund ongoing operations and future business plans as we expect long-term revenues from our commercial products, excluding Adcirca, to continue to grow due to our work on development of new products and label expansions for existing products. Furthermore, our customer base remains stable and we believe it presents minimal credit risk. However, any projections of future cash flows are inherently subject to uncertainty and we may seek other forms of financing. In June 2018, we entered into a credit agreement (the Credit Agreement), which provides an unsecured, revolving line of credit of up to $1.5 billion. In September 2019, we paid down $50.0 million on our revolving credit facility under the Credit Agreement. This brought our aggregate outstanding balance under the Credit Agreement to $1.0 billion as of September 30, 2019. Although our credit facility matures in 2024, we classified $250.0 million of the outstanding balance as a current liability on our consolidated balance sheet as we intend to repay this amount within one year.

Cash and Cash Equivalents and Marketable Investments

Cash and cash equivalents and marketable investments comprise the following (dollars in millions):

	September 30,	December 31,	Percentage
	2019	2018	Change
Cash and cash equivalents	$719.7	$669.2	8%
Marketable investments—current	850.3	746.7	14%
Marketable investments—non-current	730.4	442.6	65%
Total cash and cash equivalents and marketable investments	$2,300.4	$1,858.5	24%

Cash Flows

Cash flows comprise the following (dollars in millions):

	Nine Months Ended September 30,		Percentage
	2019	2018	Change
Net cash (used in) provided by operating activities	$(309.1)	$693.0	(145)%
Net cash used in investing activities	$(401.6)	$(748.4)	46%
Net cash provided by financing activities	$761.2	$6.2	NM (1)
(1)	Calculation is not meaningful.

Operating Activities

Our operating assets and liabilities consist primarily of accounts receivable, inventories, accounts payable, accrued expenses, liabilities for our STAP awards and tax-related payables and receivables.

The increase of $1,002.1 million in net cash used in operating activities for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was primarily due to: (1) an $842.5 million increase in research and development expense, excluding share-based compensation expense (benefit), driven by continued investment in our product pipeline, which includes an $800.0 million upfront payment related to our license agreement with Arena; (2) an $89.7 million decrease in cash received from collections of accounts receivable; (3) a $42.3 million increase in cash paid for income taxes; (4) a $26.8 million increase in cash outflows due to a decrease in accounts payable and accrued expenses; and (5) a $24.8 million increase in cash paid for interest. The increase in cash used was partially offset by a decrease of $64.6 million in cash paid to settle STAP awards during the nine months ended September 30, 2019, as compared to the same period in 2018. The remainder of the change in cash used in operating activities was due to other changes in assets and liabilities.

Investing Activities

The decrease of $346.8 million in net cash used in investing activities for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, was primarily due to: (1) a $137.2 million decrease in cash used for net purchases of marketable investments; (2) a one-time payment of $124.1 million related to the acquisition of SteadyMed in 2018; (3) a $73.6 million decrease in cash paid to purchase property, plant and equipment; and (4) a $27.4 million decrease in deposits. The decrease in cash used in investing activities was partially offset by an increase in cash used of $12.5 million due to deconsolidation of our variable interest entity. Refer to Note 3—Deconsolidation of a Variable Interest Entity to our consolidated financial statements.

Financing Activities

The increase of $755.0 million in net cash provided by financing activities for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was due to $800.0 million that we borrowed under our Credit Agreement, which was used to fund an $800.0 million upfront payment under our license agreement with Arena. The increase in cash provided was partially offset by a $50.0 million payment on our revolving credit facility under the Credit Agreement.

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

Item 4.  CONTROLS AND PROCEDURES

Based on their evaluation, as of September 30, 2019, our Chairman and Chief Executive Officer and Chief Financial Officer and Treasurer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, summarized, processed and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chairman and Chief Executive Officer and Chief Financial Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

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

Item 1A.  RISK FACTORS

Forward-Looking Statements

This Quarterly Report (this Report) on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934 (the Exchange Act) and the Private Securities Litigation Reform Act of 1995. These statements, which are based on our beliefs and expectations as to future outcomes, include, among others, statements relating to the following:

●	Expectations of revenues, expenses, profitability, and cash flows, including our expectation that revenue growth will recommence over the long term;
●	The sufficiency of current and future working capital to support operations;
●	Our ability to obtain financing on terms favorable to us or at all;
●	The maintenance of domestic and international regulatory approvals;
●	Our ability to maintain attractive pricing for our products, in light of increasing competition, including from generic entries and pressure from government and other payers to decrease the costs associated with healthcare;
●	The expected volume and timing of sales of Remodulin, Tyvaso, Orenitram and Unituxin, as well as potential future commercial products, including the anticipated effect of various research and development efforts on sales of these products;
●	The timing and outcome of clinical studies, other research and development efforts, and related regulatory filings and approvals;
●	The potential timing and success of our anticipated launch of the Implantable System for Remodulin;
●	The outcome of pending and potential future legal and regulatory actions by the FDA and other regulatory and government enforcement agencies, and the anticipated duration of regulatory exclusivity for our products;
●	The timing and outcome of our ongoing litigation matters, including the lawsuit filed against us by Sandoz and RareGen, LLC;
●	The impact of competing therapies on sales of our commercial products and the amount of inventory of our products that will expire unsold, including the impact of generic versions of Adcirca and Remodulin; established therapies such as Uptravi; and newly-developed therapies;
●	The expectation that we will be able to manufacture sufficient quantities and maintain adequate inventories of our commercial products, through both our in-house manufacturing capabilities and third-party manufacturing sites, and our ability to obtain and maintain related approvals by the FDA and other regulatory agencies;
●	The adequacy of our intellectual property protection and the validity and expiration dates of the patents we own or license, as well as the regulatory exclusivity periods for our products;
●	The expected eligibility of patents for inclusion in the Orange Book;

●	Any statements that include the words “believe,” “seek,” “expect,” “anticipate,” “forecast,” “project,” “intend,” “estimate,” “should,” “could,” “may,” “will,” “plan,” or similar expressions; and
●	Other statements contained or incorporated by reference in this Report that are not historical facts.

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

Sales of our current treprostinil-based PAH therapies (Remodulin, Tyvaso, and Orenitram) comprise the vast majority of our revenues. Decreased sales of any one of these products could have a material adverse impact on our operations. A wide variety of events, such as withdrawal of regulatory approvals or substantial changes in prescribing practices or dosing patterns, many of which are described in other risk factors below, could cause sales of these products to decline, or to grow more slowly than expected. Generic competition due to the current commercial availability of generic versions of Remodulin, which launched in the United States in March 2019 and in certain countries in Europe in 2019, and which we expect will be launched in certain other countries in Europe during 2019, as well as generic versions of Tyvaso and Orenitram, which could be launched in the United States by Watson and Actavis as early as January 2026 and June 2027, respectively (or earlier under certain circumstances), may decrease our revenues. A number of companies are developing new PAH therapies, such as LIQ861, a dry powder formulation of treprostinil designed for deep-lung delivery using a disposable inhaler being developed by Liquidia Technologies Inc. (Liquidia), which if approved could negatively impact sales of our current products and potential sales of the PAH products we are developing. In addition, the inability of any third party that manufactures, markets, distributes or sells any of our commercial products to perform these functions satisfactorily, or our inability to manage our internal manufacturing processes, could result in an inability to meet patient demand and decrease sales. Finally, our strategy involves the development and successful launch of next-generation delivery systems (such as the Implantable System for Remodulin, RemUnity and Trevyent) and expanded indications for our existing treprostinil-based products. RemUnity and Trevyent may not be approved by the FDA, and the demand for our products following launch of the Implantable System for Remodulin, RemUnity or Trevyent may not meet our expectations. Without this increased demand, the revenue opportunity for our treprostinil products could be significantly lower than we expect.

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

Numerous treatments currently compete with our commercial therapies, and others are under development. For example, for the treatment of PAH, we compete with Adempas®, Flolan®, Ilomedin®, Letairis®, Opsumit®, Revatio®, Tracleer®, Uptravi®, Veletri®, Volibris®, Ventavis®, generic tadalafil, generic treprostinil injection, generic epoprostenol and generic sildenafil citrate. Our competitors may introduce new products that render all or some of our technologies and products obsolete or noncompetitive. For example, Liquidia is developing LIQ861, a dry powder formulation of treprostinil designed for deep-lung delivery using a disposable inhaler, which if successful would compete directly with Tyvaso and Treprostinil Technosphere. In addition, we may not compete successfully against generic competitors. Sales of a generic version of Adcirca launched in August 2018 and have already had a material adverse impact on demand for Adcirca. Generic versions of Remodulin were launched in the United States in March 2019 and in certain countries in Europe in 2019 and may also be launched in certain additional countries in Europe in 2019, as described elsewhere in this Report. These launches could materially impact our revenues. Furthermore, we have limited visibility into the level of Adcirca inventory held by wholesale distributors and pharmacies, and rapid generic penetration could cause substantial amounts of Adcirca to expire unsold, causing us to incur increased liabilities for product returns. Any change in our estimated allowance for returns could result in a material impact on our revenues during the quarter in which the change is made.

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

We must be able to manufacture sufficient quantities of our commercial products to satisfy growing demand. We manufacture Remodulin, Orenitram, Tyvaso and Unituxin, including the active ingredient in each of these products, at our own facilities and rely on third parties for additional manufacturing capacity for Remodulin, Tyvaso, and finished Unituxin drug product. We rely on Minnetronix, Inc. as the sole manufacturer of the Tyvaso Inhalation System, and on Lilly as the sole manufacturer of Adcirca. If and when we launch the Implantable System for Remodulin, we will rely on Medtronic as the sole manufacturer of the SynchroMed II infusion system and related components used in the Implantable System for Remodulin. We rely on MannKind to perform manufacturing activities related to Treprostinil Technosphere, and we rely on a limited number of sole-source suppliers for manufacturing activities related to ralinepag and Trevyent. As discussed in the risk factor below entitled We rely in part on third parties to perform activities that are critical to our business. Our ability to generate commercial sales or conduct clinical trials could suffer if our third-party suppliers and service providers fail to perform, there is substantial doubt about MannKind’s ability to continue as a going concern.

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

We rely on various distributors to market, distribute and sell Remodulin, Tyvaso, Orenitram and Unituxin. From time-to-time, we increase the price of products sold to our U.S.-based and international distributors. Our price increases may not be fully reimbursed by third-party payers. If our distributors do not achieve acceptable profit margins on our products, they may reduce or discontinue the sale of our products. Furthermore, if our distributors devote fewer resources to sell our products or are unsuccessful in their sales efforts, our revenues may decline materially. Outside the United States, we rely substantially on our international distributors to obtain and maintain regulatory approvals for our products and to market and sell our products in compliance with applicable laws and regulations. In the United States, we derive all of our treprostinil revenues from sales to two distributors, Accredo and CVS Specialty. If either distributor places significantly larger or smaller orders in a given time period, our revenues can be materially impacted in a way that does not accurately track patient demand.

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

Finally, we rely heavily on DEKA for the development , manufacturing and regulatory approval of RemUnity, our pre-filled, semi-disposable system for subcutaneous treprostinil.

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

The period under which our commercial and developmental therapies are protected by our patent rights is limited. Three of our U.S. patents covering our current methods of synthesizing and producing treprostinil, the active ingredient in Remodulin, Tyvaso and Orenitram, expired in October 2017, and three more will expire in 2028. Our patents related to our individual treprostinil-based products expire at various times between 2018 and 2031. We have entered into settlement agreements with Sandoz and four other generic drug companies permitting them to launch generic versions of Remodulin in the United States. Sandoz commenced marketing of its generic product in the United States in March 2019, and the remaining four generic companies were permitted to launch their generic versions of Remodulin in the United States beginning as early as September 2019. We also settled patent litigation with Actavis and Watson, and entered into settlement agreements permitting them to launch generic versions of Orenitram and Tyvaso in the United States in June 2027 and January 2026, respectively, although each may be permitted to enter the market earlier under certain circumstances.

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

We may borrow up to $1.5 billion under our Credit Agreement, which matures in June 2024. Currently, our outstanding principal balance is $1.0 billion. Our ability to make payments on or refinance our debt obligations, including any outstanding balance under our Credit Agreement, and any future debt that we may incur, will depend on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. Our inability to generate sufficient cash flows to satisfy our debt obligations would materially and adversely affect our financial position and results of operations.

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

The price of common stock can be highly volatile within the pharmaceutical and biotechnology sector. Consequently, there can be significant price and volume fluctuations in the market that may not relate to operating performance. The following table sets forth the high and low closing prices of our common stock for the periods indicated:

	High	Low
January 1, 2019—September 30, 2019	$126.84	$74.85
January 1, 2018—December 31, 2018	$151.94	$101.14
January 1, 2017—December 31, 2017	$168.42	$114.60

The price of our common stock could decline sharply due to the following factors, among others:

●	Failure to meet our estimates or expectations, or those of securities analysts;
●	Quarterly and annual financial results;
●	Timing of enrollment and results of our clinical trials, including the anticipated announcement of the results of our DISTINCT and INCREASE phase III clinical studies;
●	Announcements regarding generic or other challenges to the intellectual property relating to our products, the launch of generic versions of our products, and the impact of generic competition on our revenues;
●	Announcements regarding litigation matters, including the lawsuit filed against us by Sandoz and RareGen, LLC;
●	Announcements regarding our efforts to obtain FDA approval of new products, such as RemUnity and Trevyent, and the timing or success of our launch of new products, such as the Implantable System for Remodulin;
●	Physician, patient, investor or public concerns regarding the efficacy and/or safety of products marketed or being developed by us or by others;
●	Changes in, or new legislation and regulations affecting reimbursement of, our therapeutic products by Medicare, Medicaid or other government payers, and changes in reimbursement policies of private health insurance companies, and negative publicity surrounding the cost of high-priced therapies;
●	Announcements of technological innovations or new products or announcements regarding our existing products, including in particular the development of new, competing PAH therapies;
●	Substantial sales of our common stock by us or our existing shareholders, or concerns that such sales may occur;

●	Future issuances of common stock by us or any other activity which could be viewed as being dilutive to our shareholders;
●	Rumors among, or incorrect statements by, investors and/or analysts concerning our company, our products, or our operations;
●	Failures or delays in our efforts to obtain or maintain regulatory approvals from the FDA or international regulatory agencies;
●	Discovery of previously unknown problems with our marketed products, or problems with our manufacturing, regulatory, compliance, promotional, marketing or sales activities that result in regulatory penalties or restrictions on our products, up to the withdrawal of our products from the market;
●	Accumulation of significant short positions in our common stock by hedge funds or other investors or the significant accumulation of our common stock by hedge funds or other institutional investors with investment strategies that may lead to short-term holdings; and
●	General market conditions.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2019, we did not (a) repurchase any of our outstanding equity securities or (b) sell any of our equity securities that were not registered under the Securities Act of 1933, as amended.

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

101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, filed with the SEC on October 30, 2019, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) our Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, (2) our Consolidated Statements of Operations for the three- and nine-month periods ended September 30, 2019 and 2018, (3) our Consolidated Statements of Comprehensive Income for the three- and nine-month periods ended September 30, 2019 and 2018, (4) our Consolidated Statements of Stockholders’ Equity for the three- and nine-month periods ended September 30, 2019 and 2018, (5) our Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2019 and 2018, and (6) the Notes to our Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the iXBRL document)

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

UNITED THERAPEUTICS CORPORATION

October 30, 2019	/s/ MARTINE A. ROTHBLATT
	By:	Martine A. Rothblatt, Ph.D.
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ JAMES C. EDGEMOND
	By:	James C. Edgemond
	Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)