Form 10-K
period 2019-12-31
UNITED THERAPEUTICS Corp
filed 2020-02-26
CIK 1082554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to

Commission file number 0-26301

United Therapeutics Corporation

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	52-1984749 (I.R.S. Employer Identification No.)

1040 Spring Street, Silver Spring, MD (Address of Principal Executive Offices)	20910 (Zip Code)

(301) 608-9292

Registrant’s Telephone Number, Including Area Code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	UTHR	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ◻

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ◻ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒	Accelerated filer ◻
Non-accelerated filer ◻	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price on June 30, 2019, as reported by the Nasdaq Global Select Market was approximately $2,976,670,801.

The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, as of February 19, 2020, was 43,884,990.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s 2020 annual meeting of shareholders scheduled to be held on June 26, 2020, are incorporated by reference in Part III of this Form 10-K.

PART I

ITEM 1. BUSINESS

Overview

United Therapeutics Corporation focuses on the strength of a balanced, value-creating biotechnology model. We are confident in our future thanks to our fundamental attributes, namely our obsession with quality and innovation, the power of our brands, our entrepreneurial culture and our bioinformatics leadership. We also believe that our determination to be responsible citizens — having a positive impact on patients, the environment and society — will sustain our success in the long term.

Through our wholly-owned subsidiary, Lung Biotechnology PBC, we are focused on addressing the acute national shortage of transplantable lungs and other organs with a variety of technologies that either delay the need for such organs or expand the supply. Lung Biotechnology is the first public benefit corporation subsidiary of a public biotechnology or pharmaceutical company.

We market and sell four commercial therapies in the United States to treat pulmonary arterial hypertension (PAH): Remodulin® (treprostinil) Injection (Remodulin); Tyvaso® (treprostinil) Inhalation Solution (Tyvaso); Orenitram® (treprostinil) Extended-Release Tablets (Orenitram); and Adcirca® (tadalafil) Tablets (Adcirca). We also market and sell an oncology product in the United States, Unituxin® (dinutuximab) Injection (Unituxin), which is approved for the treatment of high-risk neuroblastoma. We also generate revenues from the sale of Remodulin, Tyvaso and Unituxin outside the United States.

We are actively advancing a pipeline of research and development projects that includes new indications, formulations and delivery devices for our existing products, as well as new products to treat PAH, cancer and other conditions.

United Therapeutics was incorporated in Delaware in June 1996. Our principal executive offices are located at 1040 Spring Street, Silver Spring, Maryland 20910 and at 55 T.W. Alexander Drive, Research Triangle Park, North Carolina 27709.

Unless the context requires otherwise or unless otherwise noted, all references in this Annual Report on Form 10-K (this Report) to “United Therapeutics” and to the “company”, “we”, “us” or “our” are to United Therapeutics Corporation and its subsidiaries.

Our Commercial Products

Our commercial product portfolio consists of the following:

Product	Mode of Delivery	Indication	Current Status	Our Territory
Remodulin	Continuous subcutaneous	PAH	Commercial in the U.S., most of Europe*, Argentina, Canada, Chile, Columbia, Israel, Japan, Mexico, Peru, South Korea and Venezuela	Worldwide
Remodulin	Continuous intravenous	PAH	Commercial in the U.S., most of Europe*, Argentina, Canada, Columbia, Israel, Japan, Mexico, Peru, Saudi Arabia and South Korea	Worldwide
Tyvaso	Inhaled	PAH	Commercial in the U.S., Argentina and Israel	Worldwide
Orenitram	Oral	PAH	Commercial in the U.S.	Worldwide
Unituxin	Intravenous	High-risk neuroblastoma	Commercial in the U.S. and Canada	Worldwide
Adcirca	Oral	PAH	Commercial in the U.S.	United States

*     Remodulin is marketed and sold in most of the major European markets other than the United Kingdom and Spain.

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

Current therapies approved by the U.S. Food and Drug Administration (FDA) for PAH focus on three distinct molecular pathways: the prostacyclin pathway, the nitric oxide (NO) pathway, and the endothelin (ET) pathway. The classes of drugs that target these three pathways are:

●	Prostacyclin Analogues and IP Prostacyclin Receptor Agonists. Patients with PAH have been shown to have reduced levels of prostacyclin, a naturally occurring substance that relaxes the pulmonary blood vessels, prevents platelet aggregation and inhibits the proliferation of smooth muscle cells in the pulmonary vessels. Therefore, drugs that mimic the action of prostacyclin, known as prostacyclin analogues, are established PAH treatments. Another class of therapy, called IP prostacyclin receptor agonists, addresses PAH through the prostacyclin pathway. As compared with prostacyclin analogues, which broadly mimic the effect of prostacyclin, IP prostacyclin receptor agonists bind selectively to the IP receptor, one of several prostacyclin receptors.
●	Phosphodiesterase Type 5 (PDE-5) Inhibitors and Guanylate Cyclase (sGC) Stimulators. Patients with PAH have also been shown to have reduced levels of the enzyme responsible for producing NO, a naturally occurring substance in the body that causes relaxation of the pulmonary blood vessels. NO produces this effect by increasing intracellular levels of cyclic guanosine monophosphate GMP (cyclic GMP). Therefore, another established therapeutic approach has been to inhibit the degradation of cyclic GMP using drugs known as PDE-5 inhibitors. In addition, sGC is an enzyme found in the endothelial cells and the receptor for NO. When NO binds to sGC, the enzyme enhances production of cyclic GMP. As a result, sGC stimulators are also approved to treat PAH.
●	Endothelin Receptor Antagonists. PAH patients have also been shown to have elevated levels of endothelin-1, a naturally occurring substance in the body that causes constriction of, and structural changes to, the pulmonary blood vessels. Therefore, another established therapeutic approach has been to block the action of endothelin with drugs that are known as endothelin receptor antagonists (ETRAs).

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

PAH is a subset of the condition more broadly known as pulmonary hypertension. WHO has classified pulmonary hypertension into five groups, with PAH being designated WHO Group 1, which includes multiple etiologies such as idiopathic (meaning the cause is unknown) and heritable PAH, as well as PAH associated with connective tissue diseases. While our PAH therapies’ labeling is limited to the treatment of WHO Group 1 PAH, we are engaged in research and development efforts to expand the use of Tyvaso to treat pulmonary hypertension in certain categories of WHO Group 3. For further details, see Research and Development below.

Remodulin

Remodulin was approved by the FDA for subcutaneous and intravenous administration in 2002 and 2004, respectively, and has been sold commercially in the United States since 2002. We sell Remodulin to specialty pharmaceutical distributors in the United States and to pharmaceutical distributors internationally. We recognized $587.0 million, $599.0 million and $670.9 million in Remodulin net product sales, representing 40 percent, 37 percent and 39 percent of our total revenues for the years ended December 31, 2019, 2018 and 2017, respectively. Remodulin is indicated to treat patients with PAH, to diminish symptoms associated with exercise. Studies establishing effectiveness included patients with functional class II-IV (moderate to severe) symptoms. Outside of the United States, Remodulin is marketed and sold for the treatment of PAH throughout most of Europe, and various countries throughout Asia, the Middle East and South America, as noted in the table above.

We believe Remodulin has many qualities that make it an appealing alternative to competitive therapies. Remodulin is stable at room temperature, so it does not need to be cooled during infusion and patients do not need to use cooling packs or refrigeration to keep it stable. Treprostinil is highly soluble under certain circumstances and highly potent, which enables us to manufacture Remodulin in concentrated solutions. This allows therapeutic concentrations of Remodulin to be delivered at very low flow rates via miniaturized infusion pumps for both subcutaneous and intravenous infusion. Remodulin can be continuously infused for up to 48 hours before refilling the external infusion pump. This profile contrasts favorably with non-treprostinil based, continuously infused prostacyclin therapies on the market—Flolan®, Veletri® and generic epoprostenol.

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

We also face competition from manufacturers of generic versions of Remodulin in the United States and abroad. See the section below entitled Patents and Other Proprietary Rights, Strategic Licenses and Market Exclusivity—Generic Competition.

Patients must use external pumps manufactured by third parties to deliver Remodulin. Smiths Medical, Inc. (Smiths Medical) manufactures the pumps used by most patients in the United States to administer Remodulin, including the CADD-MS® 3 (MS-3) pump used to deliver subcutaneous Remodulin, and the CADD-Legacy® pump to deliver intravenous Remodulin. In 2015, Smiths Medical notified us that it was planning to discontinue the manufacture of the MS-3 pumps and associated cartridges. We entered into an agreement with Smiths Medical to fund the manufacture of a further supply of MS-3 pumps and cartridges for use with branded Remodulin only. We anticipate this supply will be sufficient to ensure continued support of subcutaneous Remodulin for several years. As noted below under Research and Development, we are also developing a variety of next-generation delivery systems for Remodulin, including Trevyent, Remunity, the Implantable System for Remodulin and RemoLife. On February 24, 2020, we announced FDA clearance of the Remunity system, which we intend to launch by July 2020.

There are serious side effects associated with Remodulin. For example, when infused subcutaneously, Remodulin causes varying degrees of infusion site pain and reaction (redness and swelling) in most patients. Patients who cannot tolerate the infusion site pain related to the use of subcutaneous Remodulin may instead use intravenous Remodulin. Intravenous Remodulin is delivered continuously through a surgically implanted central venous catheter, similar to Flolan, Veletri and generic epoprostenol. Patients who receive therapy through implanted venous catheters have a risk of developing blood stream infections and a serious systemic infection known as sepsis. As a result, subcutaneous administration is the preferred method of Remodulin delivery, and is used by a majority of U.S. Remodulin patients. Other common side effects associated with both subcutaneous and intravenous Remodulin include headache, diarrhea, nausea, jaw pain, vasodilation and edema. As noted below under Research and Development, we are working on a prodrug version of Remodulin called RemoPro to reduce the infusion site pain associated with subcutaneous administration of treprostinil.

Tyvaso

Tyvaso was approved by the FDA and launched commercially in the United States in 2009. We sell Tyvaso to the same specialty pharmaceutical distributors in the United States that distribute Remodulin. We recognized $415.6 million, $415.2 million and $372.9 million in Tyvaso net product sales, representing 29 percent, 25 percent and 22 percent of our total revenues for the years ended December 31, 2019, 2018 and 2017, respectively. Tyvaso is approved and commercialized in the United States, Israel and Argentina.

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

Studies establishing the effectiveness of Tyvaso included predominately patients with functional class III symptoms (may not have symptoms at rest but activities are greatly limited by shortness of breath, fatigue, or near fainting). Tyvaso was generally well tolerated in our trials. The most common side effects were transient cough, headache, nausea, dizziness and flushing.

In August 2018, we settled patent litigation with Watson Laboratories, Inc. (Watson) related to its abbreviated new drug application (ANDA) seeking to market a generic version of Tyvaso in the United States. Under the terms of this settlement, Watson may launch its generic version of Tyvaso in the United States beginning in January 2026, although Watson may be permitted to enter the market earlier under certain circumstances. For further detail, see the section below entitled Patents and Other Proprietary Rights, Strategic Licenses and Market Exclusivity—Generic Competition.

Orenitram

Orenitram is the only FDA approved, orally administered prostacyclin analogue, and is the only oral PAH prostacyclin class therapy approved in the United States that is titratable to a maximum tolerated dose, without a dose ceiling. In 2013, the FDA approved Orenitram for the treatment of PAH patients to improve exercise capacity. The primary study that supported efficacy of Orenitram was a 12-week monotherapy study (FREEDOM-M) in which PAH patients were not on any approved background PAH therapy. In August 2018, we announced that our phase IV study of Orenitram called FREEDOM-EV had met its primary endpoint of delayed time to first clinical worsening event. In particular, the preliminary results showed that Orenitram, when taken with an oral PAH background therapy, decreased the risk of a clinical worsening event versus placebo by 25 percent (p=0.0391), driven by a 61 percent decrease in the risk of disease progression for patients taking Orenitram, when compared to placebo (p=0.0002). In October 2019, the FDA approved a supplement to our new drug application (NDA) to update the Orenitram label to reflect these FREEDOM-EV results. As a result, Orenitram is now indicated to delay disease progression and improve exercise capacity. Mortality rates were similar between Orenitram and placebo groups at the end of randomized treatment. However, in participants for which data are available (89 percent), Orenitram was associated with a 37 percent decreased risk of mortality compared with placebo at study closure (p=0.0324). This mortality data is not reflected in the FDA-approved label since it includes data accrued in the open-label extension study.

Secondary endpoints in the FREEDOM-EV study included changes from baseline in six-minute walk distance (6MWD), Borg dyspnea score (shortness of breath test), functional class, NT-proBNP levels, and combined 6MWD and Borg dyspnea score. Secondary endpoint data, which are not included in the updated FDA-approved labeling, are summarized below:

●	Change in 6MWD: The median 6MWD trended toward improvement at week 24 (Hodges-Lehmann treatment estimate: 7 meters). Median 6MWD improved with Orenitram at weeks 36 (13 meters) and 48 (21 meters) compared to placebo.
●	Change in Borg dyspnea score and WHO functional class: When classified categorically as “improved,” “no change,” or “deteriorated,” participants in the Orenitram group exhibited a significantly positive shift in Borg dyspnea score and WHO functional class compared to placebo at weeks 24, 36, and 48.
●	Change in NT-proBNP levels: NT-proBNP levels were significantly improved with Orenitram at weeks 24 and 36. Per the study protocol, NT-proBNP was not assessed at week 48.
●	Change in combined 6MWD and Borg dyspnea score: Combined 6MWD and Borg dyspnea score was significantly improved with Orenitram when assessed at week 24 compared to placebo.

We sell Orenitram to the same specialty pharmaceutical distributors in the United States that distribute Remodulin and Tyvaso. We recognized $225.3 million, $205.1 million and $185.8 million in Orenitram net product sales, representing 16 percent, 13 percent and 11 percent of our total revenues for the years ended December 31, 2019, 2018 and 2017, respectively. The studies that established efficacy included predominately patients with functional class II-III symptoms and etiologies of idiopathic or heritable PAH (66 percent) or PAH associated with connective tissue disease (26 percent). The most common side effects observed in our clinical studies were headache, nausea and diarrhea. Orenitram is currently only approved in the United States, but we are evaluating whether the FREEDOM-EV results could support marketing applications in other countries.

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

Adcirca

Adcirca is a PDE-5 inhibitor, the active pharmaceutical ingredient of which is tadalafil. Tadalafil is also the active pharmaceutical ingredient in Cialis®, which is marketed by Eli Lilly and Company (Lilly) for the treatment of erectile dysfunction. We acquired the commercial rights to Adcirca for the treatment of PAH in the United States from Lilly in 2008. We sell Adcirca at prices established by Lilly, which are at parity with Cialis pricing. We recognized $107.2 million, $323.7 million and $419.7 million in Adcirca net product sales, representing seven percent, 20 percent and 24 percent of our total revenues for the years ended December 31, 2019, 2018 and 2017, respectively.

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

In May 2017, we amended our Adcirca license agreement with Lilly to clarify and extend the term of the agreement and to amend the economic terms of the agreement following the expiration of a patent covering Adcirca in November 2017. As a result of this amendment, beginning December 1, 2017, our royalty rate on net product sales of Adcirca increased from five percent to ten percent, and we are required to make milestone payments to Lilly equal to $325,000 for each $1,000,000 in net product sales. Adcirca’s cost of product sales as a percentage of Adcirca’s net product sales has increased significantly since December 1, 2017 due to these cost increases. In August 2018, Mylan N.V. announced the launch of its generic version of Adcirca, which resulted in a material adverse impact on Adcirca net product sales. Additional companies launched generic versions of Adcirca in February 2019. For further detail, see the section below entitled Patents and Other Proprietary Rights, Strategic Licenses and Market Exclusivity-Generic Competition.

Our license agreement with Lilly related to Adcirca expires on December 31, 2020.

Product to Treat Cancer — Unituxin

In March 2015, the FDA approved our Biologics License Application (BLA) for Unituxin, in combination with granulocyte-macrophage colony-stimulating factor (GM-CSF), interleukin-2 (IL-2), and 13-cis-retinoic acid (RA), for the treatment of patients with high-risk neuroblastoma (a rare form of pediatric cancer) who achieve at least a partial response to prior first-line multiagent, multimodality therapy. Unituxin is a chimeric, composed of a combination of mouse and human DNA, monoclonal antibody that induces antibody-dependent cell-mediated cytotoxicity, a mechanism of cell-mediated immunity whereby the immune system actively targets a cell that has been bound by specific antibodies. Unituxin therapy is associated with severe side effects, including infections, infusion reactions, hypokalemia, hypotension, pain, fever, and capillary leak syndrome. In November 2018, we received approval from Health Canada to market Unituxin, and we launched commercial sales of the product in Canada in late 2019.

We recognized $113.7 million, $84.8 million and $76.0 million in Unituxin net product sales, representing eight percent, five percent and four percent of our total revenues for the years ended December 31, 2019, 2018 and 2017, respectively.

Research and Development

We focus most of our research and development efforts on the following near-term pipeline programs (intended to result in product launches in the 2020-2022 timeframe) and medium-term pipeline programs (intended to result in product launches in the 2023-2026 timeframe). We are also engaged in a variety of additional medium- and long-term research and development efforts, including technologies designed to increase the supply of transplantable organs and tissues and improve outcomes for transplant recipients through regenerative medicine, xenotransplantation, biomechanical lungs, and ex-vivo lung perfusion.

Near-Term Pipeline Programs (2020-2022)

Product	Mode of Delivery	Indication	Current Status STUDY NAME	Our Territory
Remunity™ (treprostinil)	Continuous subcutaneous via pre-filled, semi-disposable system	PAH	Pharmacy-fill 510(k) cleared by the FDA; Launch expected by July 2020.	Worldwide
Tyvaso (treprostinil)	Inhaled	Pulmonary hypertension associated with idiopathic pulmonary fibrosis (WHO Group 3)	Phase III INCREASE study successful; NDA supplement to be submitted to the FDA mid-year 2020	Worldwide
Trevyent® (treprostinil)	Continuous subcutaneous via pre-filled, disposable PatchPump® system	PAH	NDA under FDA review; April 27, 2020 PDUFA date	Worldwide, subject to out-licenses granted in Europe, Canada and the Middle East
Implantable System for Remodulin	Continuous intravenous via implantable pump	PAH	FDA approval received July 30, 2018; U.S. launch pending satisfaction of further regulatory requirements by Medtronic	United States, United Kingdom, Canada, France, Germany, Italy and Japan
Treprostinil Technosphere®	Inhaled dry powder	PAH	Phase III BREEZE	Worldwide

Medium-Term Pipeline Programs (2023-2026)

Product	Mode of Delivery	Indication	Current Status STUDY NAME	Our Territory
Tyvaso (treprostinil)	Inhaled	Pulmonary hypertension associated with chronic obstructive pulmonary disease (WHO Group 3)	Phase III PERFECT	Worldwide
OreniPro™ (once-daily, oral treprostinil prodrug)	Oral	PAH	Phase I	Worldwide
RemoPro™ (pain-free subcutaneous Remodulin prodrug)	Continuous subcutaneous	PAH	Phase I	Worldwide
Unexisome™ (exosome-based product)	Intravenous	Bronchopulmonary Dysplasia	Phase I	Worldwide
Ralinepag (IP receptor agonist)	Oral	PAH	Phase III ADVANCE studies	Worldwide, subject to out-licenses granted in the People’s Republic of China and certain other Asian territories
Aurora-GT™ (eNOS gene therapy)	Intravenous	PAH	Phase II/III SAPPHIRE	United States
LNG01 (formerly SM04646, a Wnt pathway inhibitor)	Inhaled	Idiopathic pulmonary fibrosis	Phase I	United States and Canada

Implantable System for Remodulin

On July 30, 2018, we obtained FDA approval of the Implantable System for Remodulin in the United States. We developed this system in collaboration with Medtronic, Inc. (Medtronic). The system incorporates a proprietary Medtronic intravascular infusion catheter with Medtronic’s SynchroMed® II implantable infusion pump and related infusion system components (together referred to as the Implantable System for Remodulin) in order to deliver Remodulin for the treatment of PAH. We believe this technology has the potential to reduce many of the patient burdens and other complications associated with the use of external pumps to administer prostacyclin analogues. The FDA approved Medtronic’s premarket approval application (PMA) for the device in December 2017, and our NDA for the use of Remodulin in the implantable pump in July 2018. Medtronic must satisfy certain conditions to its PMA approval before we can launch the Implantable System for Remodulin. As a result of recent FDA communications, Medtronic has indicated that these conditions will not be satisfied during 2020. We have no control over when or whether these conditions will be met.

In February 2019, we entered into a commercialization agreement under which Medtronic will manufacture and supply the Implantable System for Remodulin, and we will manufacture and supply Remodulin for use in the system. Each party will perform certain additional activities to support the commercialization of the Implantable System for Remodulin, and we will reimburse Medtronic’s costs to provide such support. We will pay Medtronic a royalty equal to ten percent of our net sales of Remodulin administered via the Implantable System for Remodulin. We have entered into an agreement with Caremark, L.L.C. (CVS Specialty) to provide refills of implanted pumps at its infusion centers. Once Medtronic satisfies its remaining PMA conditions, we plan to approach the launch in a careful and deliberate manner to ensure the safety of patients and the long-term success of the program. In December 2019, we announced a delay in the potential launch of the Implantable System for Remodulin from 2020 to 2021. These timelines are subject to a number of factors outside of our control, including Medtronic’s satisfaction of its PMA conditions and the ability of hospitals to complete training and other necessary preparations. We are also working with Medtronic to develop a next-generation system incorporating various enhancements.

Medtronic is entirely responsible for regulatory approvals and all manufacturing and quality systems related to its infusion pump and related components. Medtronic entered into a consent decree with the FDA in April 2015, which required Medtronic to complete certain corrections and enhancements to the SynchroMed II pump and the associated quality system. The consent decree restricted Medtronic’s ability to manufacture and distribute the SynchroMed II infusion system, unless specific conditions were met, including retention of a third-party expert to inspect the affected quality system and certify that the quality system complies with the requirements of the consent decree. Medtronic completed the third-party certification audits in January 2017 and successfully completed an FDA inspection in June 2017. After the inspection, the FDA lifted the consent decree restrictions on manufacturing, distribution and design in September 2017. The consent decree remains in effect, with ongoing obligations for annual third-party audits continuing until September 2020. Non-compliance by Medtronic with its consent decree could interrupt the manufacture and sale of the Implantable System for Remodulin.

Remunity, RemoPro and RemoLife

In December 2014, we entered into an exclusive agreement with DEKA Research & Development Corp. (DEKA) to develop a pre-filled, semi-disposable system for subcutaneous delivery of treprostinil, which we call the Remunity system. Under the terms of the agreement, we are funding the development costs related to the Remunity system and will pay product fees and a single-digit royalty to DEKA based on commercial sales of the system and the treprostinil drug product sold for use with the system. The Remunity system consists of a small, lightweight, durable pump that is intended to have a service life of at least three years. The Remunity system uses disposable cartridges pre-filled with treprostinil, which can be connected to the pump with less patient manipulation than is typically involved in filling currently-available subcutaneous pumps. In November 2019, we entered into a supply agreement with an affiliate of DEKA to manufacture and supply the Remunity system to us. Under the terms of the agreement, we will reimburse all of DEKA’s and its affiliates’ costs to manufacture the Remunity system.

In May 2019, DEKA obtained FDA 510(k) clearance of a patient-filled version of the Remunity system. On February 24, 2020, we announced FDA clearance of an additional 510(k) filing enabling Remunity cartridges to be pre-filled with Remodulin by contracted specialty pharmacies in order to improve convenience for patients. We plan to make the pharmacy-filled Remunity system available to patients by July 2020.

We are also developing a version of the system that will include disposable components that are prefilled as part of the manufacturing process. This version is expected to have an extended shelf life and simplified supply chain and will allow patients to keep more drug product on hand.

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

Finally, we are also collaborating with Smiths Medical on RemoLife, a next-generation pump for Remodulin.

Trevyent

In August 2018, we acquired SteadyMed Ltd. (SteadyMed), which is developing Trevyent, a drug-device combination product that combines SteadyMed’s two-day, single use, disposable PatchPump technology with treprostinil, for the subcutaneous treatment of PAH. In August 2017, SteadyMed received a refuse-to-file letter from the FDA with respect to its 505(b)(2) NDA for Trevyent. SteadyMed met with the FDA in November 2017, and the FDA indicated that SteadyMed does not need to conduct any clinical trials to prove the safety or efficacy of Trevyent. We submitted a 505(b)(1) NDA for Trevyent to the FDA in June 2019. The FDA accepted the NDA for review in September 2019, assigning the NDA a Prescription Drug User Fee Act (PDUFA) target action date of April 27, 2020.

Recent FDA interactions have included a mid-cycle information request from the FDA noting several significant deficiencies. We have provided written responses to the FDA addressing these deficiencies in hopes of preserving the current PDUFA date; however, based on recent discussions with the FDA, we believe our PDUFA date could be extended beyond April 2020, and/or we may receive a complete response letter from the FDA, if the agency is not satisfied with our responses to its comments.

OreniPro

We are developing an oral prodrug version of Orenitram we call OreniPro, in order to provide increased tolerability and convenience through a once-daily dosing regimen. We submitted an Investigational New Drug Application (IND) to the FDA in January 2020, and plan to commence phase I studies in the near-term.

Unituxin

Under our BLA approval for Unituxin, the FDA has imposed certain post-marketing requirements and post-marketing commitments on us. We are conducting additional clinical and non-clinical studies to satisfy these requirements and commitments. While we believe we will be able to complete these studies, any failure to satisfy these requirements or commitments could result in penalties, including fines or withdrawal of Unituxin from the market, unless we are able to demonstrate good cause for the failure. We are pursuing a label expansion for Unituxin in combination with two other drugs to treat cancer, irinotecan and temozolomide, for the treatment of pediatric patients with relapsed or refractory neuroblastoma, based on the results of the ANBL1221 study conducted by the Children’s Oncology Group. We plan to meet with the FDA to discuss the proposed label expansion in the first half of 2020 and file the supplemental BLA for approval shortly thereafter.

We recently completed a study (DISTINCT) of Unituxin in adult patients with small cell lung cancer, which is another GD2-expressing cancer. In February 2020, we announced that this study failed to meet its primary endpoint. We are also conducting preclinical research to determine Unituxin’s potential activity against other types of GD2-expressing tumors.

Unituxin therapy is associated with severe side effects, including infections, infusion reactions, hypokalemia, hypotension, pain, fever, and capillary leak syndrome. In post-approval use of Unituxin, the adverse reactions of prolonged urinary retention, transverse myelitis, and reversible posterior leukoencephalopathy syndrome have been observed. The Unituxin label also includes a boxed warning related to serious infusion reactions and neurotoxicity.

Finally, we are developing a fully humanized (non-chimeric) version of dinutuximab, the active ingredient in Unituxin. We expect this new version to reduce some of the side effects associated with Unituxin, which is a chimeric composed of a combination of mouse and human proteins.

Tyvaso

On February 24, 2020, we reported the results of the INCREASE phase III registration study of Tyvaso in patients with WHO Group 3 pulmonary hypertension associated with interstitial lung disease (including idiopathic pulmonary fibrosis and combined pulmonary fibrosis and emphysema) (PH-ILD). Based on our preliminary analysis of the results, the INCREASE study met its primary endpoint of demonstrating improvement in 6MWD. Tyvaso increased 6MWD by 21 meters versus placebo (p=0.0043, Hodges-Lehmann estimate) after 16 weeks of treatment. Tyvaso also showed benefits across several key subgroups, including etiology of PH-ILD, disease severity, age, gender, baseline hemodynamics, and dose. Significant improvements were also observed in each of the study’s secondary endpoints, including reduction in the cardiac biomarker NT-proBNP, time to first clinical worsening event, change in peak 6MWD at Week 12, and change in trough 6MWD at week 15. Treatment with Tyvaso of up to 12 breaths per session, four times daily, was well tolerated and the safety profile was consistent with previous Tyvaso studies and known prostacyclin-related adverse events.

We expect to submit the results to the FDA by mid-year in support of an efficacy supplement that is expected to result in revised labeling that reflects the outcome of the INCREASE study. Detailed study results will be provided through scientific disclosure at upcoming conferences and in peer-reviewed publications.

We are also enrolling a phase III registration study called PERFECT, which is a study of Tyvaso in patients with WHO Group 3 pulmonary hypertension associated with chronic obstructive pulmonary disease (PH-COPD).

There are presently no FDA approved therapies indicated for the treatment of WHO Group 3 pulmonary hypertension. In the United States alone, we believe there are approximately 30,000 PH-ILD patients and 100,000 PH-COPD patients.

We are evaluating whether the INCREASE results could support marketing applications outside the United States.

Treprostinil Technosphere

We are developing a dry powder formulation of treprostinil called Treprostinil Technosphere for the treatment of PAH, under an in-license from MannKind Corporation (MannKind). Treprostinil Technosphere incorporates the dry powder formulation technology and Dreamboat® inhalation device technology used in MannKind’s Afrezza® (insulin human) Inhalation Powder product, which was approved by the FDA in 2014. If the FDA approves Treprostinil Technosphere, we believe this new inhaled treprostinil therapy will provide substantial lifestyle benefits to PAH patients, as compared with Tyvaso therapy, because it will be: (1) less time consuming to administer and easier to maintain as the device and drug will be provided in a pre-filled, single use disposable cassette eliminating the need for cleaning and filling; and (2) mobile and more convenient, as the compact design of the Dreamboat device and drug cassettes used with Treprostinil Technosphere can easily fit into the patient’s pocket and do not require electricity.

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

Unexisome

Unexisome is a next generation, development-stage cell therapy utilizing exosomes to treat bronchopulmonary dysplasia (BPD), which is a chronic lung disease that affects newborns (mostly premature newborns) and infants. BPD results from damage to the lungs caused by mechanical ventilation (respirators) and long-term use of oxygen, and impacts approximately 12,000 infants annually. Exosomes are cell-secreted vesicles generated by virtually all cells, including cell types used in therapeutic applications. Exosomes serve as potent vehicles for cell-to-cell communication and include multiple mechanisms of action. In 2019, we commenced a phase I safety study of Unexisome in preterm neonates at high risk for BPD.

Ralinepag

Ralinepag is a next-generation, oral, selective and potent prostacyclin receptor agonist being developed for the treatment of PAH. We are conducting two phase III studies of ralinepag: (1) ADVANCE OUTCOMES, which is an event-driven study of ralinepag in PAH patients (with a primary endpoint of time to first clinical event); and (2) ADVANCE CAPACITY, studying the effect of ralinepag on exercise capacity in PAH patients (with a primary endpoint of change in peak oxygen uptake via cardiopulmonary exercise test). Both of these studies are global, multi-center, placebo-controlled trials of patients on approved oral background PAH therapies.

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

LNG01 (formerly SM04646)

We are developing LNG01, a Wnt pathway inhibitor formerly known as SM04646, which we in-licensed from Samumed LLC (Samumed) in September 2018, for the treatment of idiopathic pulmonary fibrosis (IPF). The Wnt pathway is one of the primary signaling pathways essential for the normal development of all multicellular animals, and for the growth and maintenance of various adult tissues. Recent evidence suggests that aberrant Wnt signaling may be involved in the pathogenesis of chronic lung disease such as IPF. Samumed completed a phase I, multiple dose clinical trial in April 2019, and our subsidiary, Lung Biotechnology PBC, is planning additional clinical studies.

Organ Manufacturing

Each year, end-stage organ failure kills millions of people. A significant number of these patients could have benefited from an organ transplant. Unfortunately, the number of usable, donated organs available for transplantation has not grown significantly over the past half century while the need has soared. Our long-term goals are aimed at addressing this shortage. With advances in technology, we believe that creating an unlimited supply of tolerable manufactured organs is now principally an engineering challenge, and we are dedicated to finding engineering solutions. Since 2011, we have been engaged in research and development of a variety of technologies designed to increase the supply of transplantable organs and tissues and to improve outcomes for transplant recipients. These programs include preclinical research and development of alternative tissue sources through tissue and organ xenotransplantation, regenerative medicine, biomechanical lungs, and other technologies to create engineered organs and organ tissues. Although our primary focus is on engineered lungs, we are also developing technologies for other engineered organs, such as kidneys and hearts, and our manufactured lungs, kidneys and hearts have set records for viability in FDA-required animal models. In February 2018, we reached a significant milestone by achieving 30-day survival of our genetically modified porcine lungs in FDA-required animal models. In 2019, we entered into a collaboration agreement with the University of Alabama at Birmingham to develop a pilot-scale, designated pathogen-free facility to house genetically modified pigs, with a goal of commencing human clinical trials of xenotransplanted kidneys from pigs to humans in the near term. We are also developing technologies to improve outcomes for lung transplant recipients and to increase the supply of donor lungs through ex-vivo lung perfusion. While we continue to develop and commercialize therapies for rare and life-threatening conditions, we view organ manufacturing as the ultimate technology solution for a broad array of diseases, many of which (such as PAH) have proven incurable to date through more traditional pharmaceutical and biologic therapies. For this reason, in 2015 we created a wholly-owned public benefit corporation called Lung Biotechnology PBC, chartered with the express purpose of “address[ing] the acute national shortage of transplantable lungs and other organs with a variety of technologies that either delay the need for such organs or expand the supply.”

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

Distribution of Commercial Products

United States Distribution of Remodulin, Tyvaso, Orenitram and Unituxin

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

International Distribution of Remodulin, Tyvaso and Unituxin

We currently sell Remodulin outside the United States to various distributors, each of which has exclusive distribution rights in one or more countries within Europe, the Middle East, Asia and South and Central America. We sell Tyvaso commercially to distributors that have exclusive distribution rights in Israel and Argentina. We also distribute Remodulin and Unituxin in Canada through a specialty pharmaceutical wholesaler. In some of the European markets where we are not licensed to market Remodulin, such as Spain and the United Kingdom, we sell (but do not market) Remodulin on a named-patient basis in which therapies are approved for individual patients by a national medical review board, hospital or health plan on a case-by-case basis. We also maintain similar named-patient programs for Tyvaso in certain countries.

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

Remodulin, Tyvaso and Orenitram Proprietary Rights

We have a number of issued patents and pending patent applications covering our treprostinil-based products, Remodulin, Tyvaso and Orenitram. We have been granted two patents related to manufacturing treprostinil that expire in 2028 and are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book (see Orange Book below), for Remodulin, Tyvaso and Orenitram.

In addition to the treprostinil patents noted above, we have other patents specific to our individual treprostinil-based products, including the following:

●	Remodulin. We have been granted three U.S. patents covering an improved diluent for Remodulin, which expire in 2028 and 2029. We have another patent covering intravenous administration of Remodulin with certain diluents, which expires in 2024. We have been granted another patent covering a treprostinil formulation with a citrate buffer, which expires in 2024. All five of these patents are listed in the Orange Book.
●	Tyvaso. We have been granted two U.S. patents, as well as patents in other countries, for Tyvaso that cover methods of treating PAH by inhaled delivery. These patents expired in the United States in 2018 and will expire in various countries throughout the world in 2020. We have also been granted two patents directed to a method of treating pulmonary hypertension and a kit for treating pulmonary hypertension. These two patents expire in 2028 and are listed in the Orange Book. Counterparts to these two patents are issued in several other countries.
●	Orenitram. Our patents for Orenitram cover methods of use for treating PAH, orally administered formulations, controlled moisture storage and manufacturing methods, as well as those covering controlled release formulations licensed to us by Supernus Pharmaceuticals Inc. (Supernus). These patents will expire in the United States between 2024 and 2031 and in various countries throughout the world between 2024 and 2030.

We have additional pending U.S. and international patent applications related to Remodulin, Tyvaso and Orenitram.

Orange Book

In seeking approval of a drug through an NDA or upon issuance of new patents following approval of an NDA, applicants are required to submit to the FDA each patent that has claims covering the applicant’s product or a method of using the product. Each of the patents submitted is then published in the Orange Book. See Governmental Regulation—Patent Term and Regulatory Exclusivity below for further details. Remodulin currently has eight unexpired Orange Book listed patents with expiration dates ranging from 2024 to 2029. Tyvaso currently has four unexpired Orange Book listed patents expiring in 2028. Orenitram currently has twelve unexpired Orange Book listed patents with expiration dates ranging from 2024 to 2031. Additional patent applications are pending, and if granted, may be eligible for listing in the Orange Book.

Regulatory Exclusivity

Remodulin’s regulatory exclusivity in the United States and Europe has expired. In 2010, the FDA granted orphan drug designation for Tyvaso, which resulted in an orphan exclusivity period that expired in July 2016. In 2004, the European Medicines Agency (EMA) designated Tyvaso an orphan medicinal product for the treatment of both PAH and chronic thromboembolic pulmonary hypertension, which would confer a ten-year exclusivity period commencing if and when we obtain marketing approval. As a result of FDA approval of our NDA for Orenitram as a new dosage form, Orenitram had three years of market exclusivity for PAH, which expired in December 2016. In November 2019, following approval of our supplemental NDA to reflect the FREEDOM-EV results in the Orenitram label, the FDA granted orphan exclusivity for the new indication that Orenitram delays disease progression in PAH patients. This exclusivity expires in October 2026. In addition, we are pursuing litigation challenging the FDA’s earlier denial of orphan drug designation for Orenitram’s initial indication that it improves exercise capacity in PAH patients.

Supernus License

In 2006, we entered into an exclusive license agreement with Supernus to use certain of its technologies in manufacturing Orenitram. Under the agreement, we paid Supernus certain amounts upon the achievement of specified milestones based on the development and commercial launch of Orenitram for PAH, and we would be obligated to make additional milestone payments if we develop Orenitram for a second indication. In addition, the agreement provides that we will pay a single-digit percentage royalty based on net worldwide sales. The term of this royalty expires during the second quarter of 2026.

Generic Competition

We settled litigation with Sandoz, Inc. (Sandoz) relating to its ANDA seeking FDA approval to market a generic version of Remodulin. Under the settlement agreement, Sandoz was permitted to market its generic version of Remodulin as early as June 2018. On March 25, 2019, Sandoz announced the availability of its generic product in the United States, and that it was entitled to six months of marketing exclusivity before other companies would be permitted to market their generic versions of Remodulin in the United States. We have also entered into similar settlement agreements with Teva Pharmaceuticals USA, Inc. (Teva), Par Sterile Products, LLC (Par), Dr. Reddy’s Laboratories, Inc. (Dr. Reddy’s) and Alembic Pharmaceuticals Ltd. (Alembic) permitting each of them to market a generic version of Remodulin in the United States. Par and Teva received FDA approval for their ANDAs in late September 2019, and, in early October 2019, Teva announced its plan to launch its generic version of Remodulin. To our knowledge, the FDA has not yet approved the ANDAs filed by Dr. Reddy’s or Alembic. Through December 31, 2019, we have seen minimal erosion of Remodulin sales as a result of generic competition in the United States. We are currently engaged in litigation with Sandoz and its marketing partner, RareGen, LLC, related to the infusion devices used to deliver Remodulin subcutaneously. See Note 16–Litigation, to our consolidated financial statements included in this Report.

Internationally, regulatory authorities in various European countries began approving generic versions of Remodulin in 2018, followed by pricing approvals and launches in certain of these countries in 2019, with additional pricing approvals and launches expected in 2020. As a result, we anticipate that our international Remodulin revenues will come under increasing pressure, due to increased competition and a reduction in our contractual transfer price for Remodulin sold by certain international distributors for sales in countries in which the pricing of Remodulin is impacted by the generic competition. Our non-U.S. net product sales for Remodulin were $120.9 million and $95.4 million for the years ended December 31, 2019 and 2018, respectively.

We also settled litigation with Watson and Actavis related to their ANDAs seeking FDA approval to market generic versions of Tyvaso and Orenitram, respectively, before the expiration of certain of our U.S. patents. Under the settlement agreements, Watson and Actavis can market their generic versions of Tyvaso and Orenitram in the United States beginning in January 2026 and June 2027, respectively, although they may be permitted to enter the market earlier under certain circumstances.

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

A U.S. patent for Adcirca for the treatment of pulmonary hypertension expired in November 2017, and FDA-conferred regulatory exclusivity expired in May 2018, leading to the launch of a generic version of Adcirca by Mylan N.V. in August 2018, and by additional companies in February 2019. Generic competition for Adcirca has had a material adverse impact on Adcirca net product sales. In addition, we expect declines in patient demand will cause Adcirca inventory held by distributors and other downstream customers to expire unsold. Our allowance for product returns was $14.2 million and $22.4 million as of December 31, 2019 and 2018, respectively.

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

Adcirca License Agreement

In 2008, Lilly granted us an exclusive license to develop, market, promote and commercialize Adcirca for the treatment of pulmonary hypertension in the United States. We agreed to pay Lilly royalties based on our net product sales of Adcirca. Lilly retained the exclusive rights to develop, manufacture and commercialize pharmaceutical products containing tadalafil, the active pharmaceutical ingredient in Adcirca, for the treatment of pulmonary hypertension outside of the United States and for the treatment of other diseases worldwide. Lilly retained authority for all regulatory activities with respect to Adcirca and for setting the wholesale price of Adcirca, which has been and is expected to continue to be at price parity with Cialis. In May 2017, we amended our Adcirca license agreement with Lilly in order to clarify and extend the term of the agreement and to amend the economic terms of the agreement following a patent expiry in November 2017. As amended, our license agreement expires on December 31, 2020, following which we will no longer sell Adcirca unless we and Lilly agree to extend the term of our license agreement. Following expiration we will remain obligated to refund the purchase price of any Adcirca that we previously sold to distributors that expires unsold. For additional discussion, refer to our Adcirca product description contained in Part I, Item 1—Business Overview—Products to Treat Pulmonary Arterial Hypertension.

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

Medtronic Agreements

As noted above, we are collaborating with Medtronic to develop and commercialize the Implantable System for Remodulin. Following FDA approval of the Implantable System for Remodulin, we entered into a commercialization agreement with Medtronic in February 2019, under which we will collaborate with Medtronic to commercialize the Implantable System for Remodulin in the United States. This agreement provides that the Implantable System for Remodulin will be exclusive to Remodulin, and further provides that we will not work with any third party to develop a competing implantable system to deliver Remodulin in the United States. The commercialization agreement has an initial term of five years, which may be extended for additional one-year terms if mutually agreed by the parties. Either party may terminate the commercialization agreement immediately for safety, quality or regulatory concerns, in the event of the other party’s bankruptcy or insolvency, or in the case of a material breach by the other party that remains uncured following the relevant cure period. In addition, Medtronic may terminate the commercialization agreement upon 180 days’ notice if Medtronic elects to discontinue its drug delivery business, and either party may terminate the commercialization agreement without cause on 180 days’ notice to the other party, after the initial five-year term. For further details, see the section above entitled Research and Development—Implantable System for Remodulin.

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

DEKA Agreements

In December 2014, we entered into an exclusive agreement with DEKA to develop a pre-filled, semi-disposable system for subcutaneous delivery of Remodulin, which we refer to as Remunity. Our agreement with DEKA expires on the last to occur of twenty-five years from the first product launch under the agreement, or upon the expiration of the last valid claim of a patent licensed from DEKA under the agreement that covers the Remunity system. Either party may terminate the agreement immediately upon a material breach by the other party that is uncured following the relevant cure period, or in the event of the other party’s bankruptcy or insolvency. In November 2019, we entered into a supply agreement with an affiliate of DEKA to manufacture and supply the Remunity system. See the discussion above under Research and Development—Remunity, RemoPro and RemoLife for further detail regarding these agreements. The Remunity system is covered by issued patents and pending patent applications both in the U.S. and other countries. The expiration dates of currently issued U.S. patents range from 2027 through 2033.

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

Treprostinil Technosphere and the MannKind Agreement

In September 2018, we entered into a worldwide, exclusive license and collaboration agreement with MannKind for the development and commercialization of Treprostinil Technosphere for the treatment of PAH. The agreement became effective on October 15, 2018.

Under our agreement with MannKind, we are responsible for global development, regulatory and commercial activities related to Treprostinil Technosphere, and we share manufacturing responsibilities with MannKind. Under the terms of the agreement, we paid MannKind $45.0 million following the effectiveness of the agreement in October 2018, and we are required to make potential milestone payments to MannKind of up to $50.0 million upon the achievement of specific development targets. In 2019, the first and second milestone payments became due and we paid $12.5 million and $12.5 million, respectively, related to those milestones. MannKind is also entitled to receive low double-digit royalties on our net sales of the product. In addition, we have the option, in our sole discretion, to expand the license to include other active ingredients for the treatment of pulmonary hypertension. We will pay MannKind up to $40.0 million in additional option exercise and development milestone payments for each product (if any) added to the license pursuant to this option, as well as a low double-digit royalty on our net sales of any such product.

Under our license agreement with MannKind, we have an exclusive license to a variety of granted and pending patents and patent applications related to treprostinil inhalation powder and the Dreamboat® device, including multiple patent families covering the U.S. and other major market countries. These patents cover drug formulation, devices and device components, and manufacturing processes and intermediates. Expiration dates for issued patents range from the mid-2020s to the mid-2030s. Additional patents subject to pending patent applications, if issued, would have expiration dates in the late 2030s. Many of these patents would be eligible for listing in the Orange Book.

Ralinepag and the Arena Agreement

On November 15, 2018, we entered into an exclusive license agreement with Arena Pharmaceuticals, Inc. (Arena) related to ralinepag. On January 24, 2019, in connection with the closing of the transactions contemplated by the license agreement: (1) Arena granted to us perpetual, irrevocable and exclusive rights throughout the universe to develop, manufacture and commercialize ralinepag; (2) Arena transferred to us certain other assets related to ralinepag, including, among others, related domain names and trademarks, permits, certain contracts, inventory, regulatory documentation, IND Application No. 109021 (related to ralinepag) and non-clinical, pre-clinical and clinical trial data; (3) we assumed certain limited liabilities from Arena, including, among others, all obligations arising after the closing under the assumed contracts and the IND described above; and (4) we paid Arena $800.0 million, which we expensed as acquired in-process research and development and included within research and development expenses on our consolidated statements of operations for the year ended December 31, 2019. We will also pay Arena: (1) a one-time payment of $250.0 million for the first, if any, marketing approval we receive in the United States for an inhaled version of ralinepag to treat PAH; (2) a one-time payment of $150.0 million for the first, if any, marketing approval we receive in any of Japan, France, Italy, the United Kingdom, Spain or Germany for an oral version of ralinepag to treat any indication; and (3) low double-digit, tiered royalties on net sales of any pharmaceutical product containing ralinepag as an active ingredient, subject to certain adjustments for third party license payments.

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

LNG01 and the Samumed Agreement

In September 2018, we entered into an exclusive license agreement with Samumed providing us exclusive U.S. and Canadian rights to SM04646 (now referred to as LNG01) for treatment of IPF. Under our agreement with Samumed, we paid Samumed $10.0 million up-front, and we will pay Samumed additional consideration of up to $340.0 million upon the achievement of specific development milestones, plus up to low double-digit royalties on our net sales of the product. Under the terms of the agreement, our subsidiary, Lung Biotechnology PBC, will conduct and fund all development, regulatory and commercialization activities for LNG01 in the United States and Canada. Samumed retains development and commercialization rights for LNG01 for all markets outside of these two countries.

Under our license agreement with Samumed, we have an exclusive license to a variety of granted and pending patents and applications related to LNG01 covering drug formulation, manufacturing and dosage, among others. Many of these patents and patent applications would be eligible for listing in the Orange Book. Based on potential patent term extensions and additional patent filings, we believe U.S. patent protection for LNG01 will likely last through at least the mid-2030s.

Other

We are party to various other license agreements related to therapies and technologies under development. These license agreements require us to make payments based on a percentage of sales if we are successful in commercially developing these therapies, and may require other payments upon the achievement of certain milestones.

Manufacturing and Supply

We manufacture our primary supply of Remodulin, Tyvaso, Orenitram and Unituxin at our own facilities. In particular, we synthesize treprostinil, the active ingredient in Remodulin and Tyvaso, and treprostinil diolamine, the active ingredient in Orenitram, at our facility in Silver Spring, Maryland. We produce dinutuximab, the active ingredient in Unituxin, at our Silver Spring facility. We manufacture finished Tyvaso, Remodulin, and Unituxin at our Silver Spring facility. We manufacture Orenitram and we package, warehouse and distribute Remodulin, Tyvaso, Orenitram and Unituxin at our facility in Research Triangle Park, North Carolina.

We maintain a two-year inventory of Remodulin, Tyvaso and Orenitram based on expected demand, and we contract with third-party contract manufacturers to supplement our capacity, in order to mitigate the risk that we might not be able to manufacture internally sufficient quantities to meet patient demand. For example, Baxter Pharmaceutical Solutions, LLC is approved by the FDA, the EMA and various other international regulatory agencies to manufacture Remodulin for us. We rely on Catalent Pharma Solutions, Inc. to serve as an additional manufacturer of Tyvaso, and we rely entirely on Minnetronix Inc. to manufacture the nebulizer used in our Tyvaso Inhalation System. We obtained FDA approval of a third-party contract manufacturer to serve as an additional manufacturer of finished Unituxin drug product. We have constructed, and are qualifying, an additional facility in Silver Spring, Maryland that will increase our manufacturing capacity for dinutuximab, the active ingredient in Unituxin, and to produce the humanized version of dinutuximab that is in development. We have no plans to develop a redundant manufacturing source for finished Orenitram drug product.

Medtronic will be entirely responsible for manufacturing the Implantable System for Remodulin. DEKA and its affiliates will be entirely responsible for manufacturing the Remunity system, at least initially. We currently rely on third-party contract manufacturers to produce ralinepag, LNG01 (formerly SM04646), Trevyent and Treprostinil Technosphere.

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

Competition

Many drug companies engage in research and development and commercialization of products to treat cardiopulmonary diseases and cancer. For the treatment of PAH, we compete with many approved products in the United States and the rest of the world, including the following:

●	Flolan, Veletri and generic epoprostenol. Flolan (epoprostenol) is a prostacyclin that is delivered by intravenous infusion. Glaxo began marketing Flolan in the United States in 1996. In 2008, the FDA approved Teva’s version of generic epoprostenol for the treatment of PAH. In 2010, Actelion (which was acquired by Johnson & Johnson in 2017) commenced sales of Veletri, which is another version of intravenous epoprostenol;
●	Tracleer®. Tracleer (bosentan), an oral ETRA therapy for the treatment of PAH, was approved in 2001 in the United States and in 2002 in Europe. Tracleer is marketed worldwide by Actelion. Generic bosentan became available in the United States in 2019 and is also available in other countries;
●	Ventavis and Ilomedin®. Approved in 2004 in the United States and in 2003 in Europe, Ventavis (iloprost) is an inhaled prostacyclin analogue. Ventavis is currently marketed by Actelion in the United States and by Bayer Schering Pharma AG (Bayer) in Europe. Iloprost is also marketed by Bayer in certain countries outside the United States in an intravenous form known as Ilomedin;
●	Revatio® and generic sildenafil citrate. Approved in 2005 in the United States, Revatio (sildenafil citrate) is an oral PDE-5 inhibitor therapy manufactured by Pfizer. Revatio contains sildenafil citrate, the same active ingredient as Viagra®. In 2012, several companies began marketing generic formulations of sildenafil citrate;
●	Letairis. Approved in 2007 in the United States, Letairis (ambrisentan) is an oral ETRA therapy marketed by Gilead for the treatment of PAH. In 2008, Glaxo received marketing authorization from the EMA for Letairis in Europe, where it is known as Volibris®. In 2015, Gilead announced the positive results of the AMBITION study of ambrisentan and tadalafil as an up-front combination therapy for PAH, which we believe has driven increased use of Letairis and Adcirca. Generic ambrisentan became available in the United States in 2019;
●	Opsumit®. Approved in 2013 in both the United States and in the EU, Opsumit (macitentan) is an oral ETRA therapy marketed by Actelion for the treatment of PAH;
●	Adempas®. Approved in 2013 in the United States and 2014 in the EU, Adempas (riociguat) is an sGC stimulator, which targets a similar vasodilatory pathway as PDE-5 inhibitors and is approved for chronic thromboembolic pulmonary hypertension and PAH. Adempas is an oral therapy marketed by Bayer; and
●	Uptravi®. Approved in the United States in December 2015 and by the EMA in May 2016, Uptravi (selexipag) is an oral IP prostacyclin receptor agonist marketed by Actelion. Actelion also has applications pending in various other jurisdictions. Uptravi is also marketed in Japan by Nippon Shinyaku Co., Ltd.

There are also a variety of investigational PAH therapies in the later stages of development, including the following:

●	LIQ861, a dry powder formulation of treprostinil designed for deep-lung delivery using a disposable inhaler being developed by Liquidia Technologies Inc. (Liquidia), which submitted an NDA to the FDA in January 2020;
●	Bardoxolone, an oral therapy being developed by Reata Pharmaceuticals, Inc. for treatment of PAH associated with connective tissue disease. Reata is enrolling patients in a phase III clinical trial and announced it expects to announce the results during the first half of 2020;
●	Sotatercept, an injected TGF-beta modulator being developed by Acceleron Pharma, Inc., which announced the successful completion of a phase II study in PAH patients in January 2020;
●	Tocilizumab, an IL-6 inhibitor currently marketed by Genentech, Inc., a member of the Roche Group, as Actemra® for treatment of arthritis, giant cell arteritis and cytokine release syndrome. In 2018, Roche completed a phase II study of tocilizumab in PAH patients;
●	CXA-10, an oral nitrated fatty acid compound being developed by Complexa Inc., which is currently enrolling PAH patients in a phase II study;
●	PB1046, a subcutaneously-injected, sustained release analogue of the native human vasoactive intestinal peptide, which is being developed by PhaseBio Pharmaceuticals, Inc., and is currently undergoing a phase II study in PAH patients, the results of which are anticipated during the second half of 2020;
●	RVT-1201 (rodatristat ethyl), a tryptophan hydroxylase inhibitor being developed by Altavant Sciences, Inc. to treat PAH. Altavant is currently enrolling a phase II clinical study in PAH patients;
●	Ifetroban, a pharmacological antagonist of the thromboxane A2 / prostaglandin endoperoxide receptor being studied by Cumberland Pharmaceuticals Inc. in phase II studies for treatment of PAH associated with systemic sclerosis;
●	Tacrolimus, an immunosuppressive drug used in organ transplantation, is currently being developed by Vivus, Inc. for treatment of PAH, with a phase II study being planned;
●	CAM2043, a liquid crystal gel formulation of treprostinil being developed as a once-weekly subcutaneous depot injection for PAH by Camurus AB. Camurus announced the positive results from a phase I clinical study in May 2018;
●	INS1009, an inhaled nanoparticle formulation of a treprostinil prodrug being developed by Insmed Incorporated for PAH. Insmed announced the completion of a phase I study in September 2016;
●	TIVUS™, an ultrasound catheter system being developed by SoniVie for treatment of denervation associated with PAH, which is undergoing a phase I trial in PAH patients;
●	ABI-009, an albumin-bound mTOR inhibitor being developed by Aadi Bioscience, Inc. for PAH and other indications, which is currently the subject of a phase I clinical study in PAH patients;
●	GB004, a PGDF receptor kinase inhibitor being developed by Gossamer Bio, Inc. to treat PAH, which is currently the subject of phase I clinical studies; and
●	L606, an inhaled, liposomal form of treprostinil being developed by Pharmosa Biopharm Inc. for PAH, which completed a phase I study in healthy volunteers.

Oral non-prostacyclin therapies (such as PDE-5 inhibitors and ETRAs) are commonly prescribed as first-line treatments for the least severely ill PAH patients (functional class II patients). As patients progress in their disease severity (functional classes III and IV), less convenient approved therapies, such as inhaled prostacyclin analogues (such as Tyvaso) or infused prostacyclin analogues (such as Remodulin) are commonly added. Orenitram was the first approved oral prostacyclin-class therapy for PAH in the United States, and offers a less invasive and more convenient alternative therapy to Remodulin and Tyvaso. The use of available oral therapies could delay many patients’ need for inhaled or infused prostacyclin therapy. As a result, the availability of oral therapies affects demand for our inhaled and infused products.

Orenitram faces direct competition from Uptravi, which is indicated to delay disease progression and reduce the risk of hospitalization for PAH. Orenitram’s initial indication was limited to the improvement of exercise capacity, which may have led physicians to prescribe Uptravi instead of Orenitram. As noted above, however, Uptravi is an oral IP prostacyclin receptor agonist. While prostacyclin analogues such as Orenitram broadly mimic the effect of prostacyclin, IP prostacyclin receptor agonists bind selectively to the IP receptor, one of several prostacyclin receptors. In addition, Orenitram’s label allows physicians flexibility to titrate each patient’s dosing up to a level according to tolerability, without any stated maximum. By contrast, Uptravi’s label limits uptitration to a specific maximum dose. Given the progressive nature of PAH, we believe many patients will initiate Orenitram or another one of our treprostinil-based therapies after their disease progresses on Uptravi. In August 2018, we announced the results of our FREEDOM-EV clinical study, which demonstrated that Orenitram delays time to clinical worsening, demonstrated improvement across key clinical measures, and, at study closure, indicated a positive impact on survival rates. In October 2019, the FDA approved a supplement to our Orenitram NDA expanding the Orenitram label to indicate that it also delays disease progression, in addition to improving exercise capacity. We believe these clinical results and updated labeling will result in increased use of Orenitram.

We have faced generic competition for Adcirca since the launch of generic tadalafil in the U.S. in August 2018, which has significantly reduced our Adcirca revenues. We have also faced generic competition for Remodulin in the U.S. and certain European countries since 2019. Finally, we have entered into settlement agreements with Actavis and Watson, permitting them to launch generic versions of Orenitram and Tyvaso in June 2027 and January 2026, respectively, or earlier under certain circumstances. For details regarding these and other potential generic competitors, see the section above entitled Patents and Other Proprietary Rights, Strategic Licenses and Market Exclusivity–Generic Competition.

Tyvaso may face competition from Liquidia if it obtains approval of LIQ861, a dry powder inhaled version of treprostinil. In addition, we expect Liquidia’s product would compete directly with Treprostinil Technosphere, if approved.

If Tyvaso is ultimately approved to treat WHO Group 3 pulmonary hypertension as a result of the INCREASE and/or PERFECT studies, it may face competition from Bellerophon Therapeutics, Inc., which announced in February 2020 positive top-line results of a phase II/III study of INOpulse® for patients with pulmonary hypertension associated with pulmonary fibrosis.

Unituxin may face competition from Qarziba® (dinutuximab beta), an antibody product developed by Apeiron Biologics AG that is already approved in Europe to treat high-risk neuroblastoma. In October 2016, EUSA Pharma (UK) Ltd. announced it had acquired global commercialization rights to Qarziba, and plans to file for FDA approval. In addition, Y-mAbs Therapeutics, Inc. (Y-mAbs), is developing several GD-2 targeting drug candidates, including an antibody called naxitamab which is undergoing a pivotal phase II trial for relapsed and refractory (second-line) high-risk neuroblastoma, and has received breakthrough therapy designation from the FDA. Y-mAbs’ rolling BLA submission for naxitamab was initiated in November 2019, with a goal of obtaining FDA approval in 2020. Y-mAbs is also conducting studies of naxitamab for frontline high-risk neuroblastoma.

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

Satisfaction of FDA pre-market approval requirements is extremely costly and typically takes many years. The actual cost and time required may vary substantially based upon the type, complexity and novelty of the product or disease. Drugs are subject to rigorous regulation by the FDA in the United States, the EMA in the EU and similar regulatory authorities in other countries. The steps ordinarily required before a new drug may be marketed in the United States, which are similar to steps required in most other countries, include: (1) preclinical testing; (2) submission to the FDA of an IND; (3) clinical studies, including well-controlled clinical trials, in healthy volunteers and patients to establish safety, efficacy and dose-response characteristics for each drug indication; (4) submission of an NDA to the FDA; and (5) FDA review and approval of the NDA.

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

The FDA may order the temporary or permanent discontinuation of a clinical trial at any time or impose other sanctions if it believes that the clinical trial is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. The study protocol and informed consent information for patients in clinical trials must also be approved by an institutional review board (IRB). An IRB may also require the clinical trial at a site to be halted temporarily or permanently for failure to comply with the IRB’s requirements, or may impose other conditions.

Clinical trials in support of an NDA typically are conducted in sequential phases, but the phases may overlap.

●	Phase I involves the initial introduction of the drug into healthy human subjects or patients to assess metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses, and, if possible, early evidence on effectiveness.
●	Phase II usually involves studies in a limited patient population to assess the efficacy of the drug in specific, targeted indications, explore tolerance and optimal dosage, and identify possible adverse effects and safety risks.
●	Phase III trials, also called pivotal studies, major studies or advanced clinical trials, demonstrate clinical efficacy and safety in a larger number of patients, typically at geographically diverse clinical study sites, and permit the FDA to evaluate the overall benefit-risk relationship of the drug and provide adequate information for drug labeling.
●	Phase IV studies are often conducted following marketing approval, in order to meet regulatory requirements or to provide additional data related to drug use.

FDA Approval Process

After successful completion of the required clinical testing, an NDA is typically submitted to the FDA in the United States, and a marketing authorization application (MAA) is typically submitted to the EMA in the EU. FDA approval of the NDA is required before the product may be marketed in the United States. The NDA must include the results of all preclinical, clinical and other testing and a compilation of data related to the product’s pharmacology, chemistry, manufacture, and controls.

The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing. If the FDA determines that the application is not sufficiently complete to permit substantive review, it may request additional information and decline to accept the application for filing until the information is provided. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of NDAs. Most applications for non-priority drugs are reviewed within ten to twelve months. Special pathways, including “accelerated approval,” “fast track” status, “breakthrough therapy” status and “priority review” status are granted for certain drugs that offer major advances in treatment, or provide a treatment where no adequate therapy exists. These special pathways can significantly reduce the time it takes for the FDA to review an NDA, but do not guarantee that a product will receive FDA approval. In May 2018, the Right to Try Act established a new regulatory pathway to increase access to unapproved, investigational treatments for patients diagnosed with life-threatening diseases or conditions who have exhausted approved treatment options and who are unable to participate in a clinical trial.

The FDA may refer applications for novel pharmaceutical products or pharmaceutical products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. During the review process, the FDA also reviews the drug’s product labeling to ensure that appropriate information is communicated to health care professionals and consumers. In addition, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP and the facility or the facilities at which the drug is manufactured to ensure they are in compliance with the FDA’s current Good Manufacturing Practices (cGMP).

After the FDA evaluates the NDA and the manufacturing facilities, the FDA may issue either an approval letter or a complete response letter, which generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those conditions have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. Even after a resubmission, the FDA may decide that the application does not satisfy the regulatory criteria for approval.

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

Orphan Drugs

Under the Orphan Drug Act, an applicant can request the FDA to designate a product as an “orphan drug” in the United States if the drug is intended to treat a rare disease or condition affecting fewer than 200,000 people in the United States. Orphan drug designation must be requested before submitting an NDA or BLA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The first NDA or BLA applicant to receive orphan drug designation and FDA approval for a particular active ingredient to treat a particular disease via a particular delivery method is entitled to a seven-year exclusive marketing period in the United States. During the seven-year period, the FDA may not approve any other application to market the same drug for the same disease, except in limited circumstances such as a showing of clinical superiority to the product with orphan drug exclusivity, meaning that it has greater effectiveness or safety, or provides a major contribution to patient care (such as a change in delivery system). Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition. The 21st Century Cures Act (Cures Act), which became law in December 2016, expanded the types of studies that qualify for orphan drug grants. Orphan drug designation also may qualify an applicant for federal tax credits related to research and development costs.

Patent Term and Regulatory Exclusivity

In 1984, the Hatch-Waxman Act created a faster approval process for generic drugs, called the ANDA. Generally, an ANDA provides for marketing of a drug product that has the same active ingredients in the same strength(s), route of administration, and dosage form as an approved drug and has been shown through bioequivalence testing to be therapeutically equivalent to the approved drug. ANDA applicants are not required to conduct or submit results of preclinical or clinical tests to prove the safety or effectiveness of their drug product, other than the requirement for bioequivalence testing. Drugs approved in this way are commonly referred to as “generic equivalents” to the approved drug, and can often be substituted by pharmacists under prescriptions written for the original approved drug. In 2018, the FDA advanced policies aimed at promoting drug competition and patient access to generic drugs, such as issuing guidance about making complex generic drugs and the circumstances in which approval of a generic product application may be delayed.

NDA applicants are required to identify each patent whose claims cover the product or FDA-approved method of using the product. Upon product approval, these patents are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Every ANDA applicant must certify to the FDA that (1) the required information for the original product was not filed; or (2) every patent listed for the approved product in the Orange Book is either (a) expired or will expire on a particular date and approval is sought after patent expiration; or (b) invalid or will not be infringed by the new product. A certification that the new product will not infringe the already approved product’s listed patents or that such patents are invalid is called a Paragraph IV certification. If the applicant does not challenge the listed patents, the ANDA application will not be approved until all the listed patents claiming the referenced product have expired. Alternatively, for a patent covering an approved indication, an ANDA applicant may submit a statement to the FDA that the company is not seeking approval for the covered indication.

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

Section 505(b)(2) New Drug Applications

Most drug products (other than biological products) obtain FDA marketing approval pursuant to an NDA submitted under Section 505(b)(1) of the FDC Act, or an ANDA. A third alternative is a special type of NDA submitted under Section 505(b)(2) of the FDC Act, commonly referred to as a Section 505(b)(2) NDA, which enables the applicant to rely, in part, on the FDA’s finding of safety and efficacy data for an existing product, or published literature, in support of its application.

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

After a BLA is approved, the product may also be subject to official lot release, meaning the manufacturer must submit samples of each lot of product to the FDA together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer’s tests performed on the lot. The FDA may also perform certain confirmatory tests on lots of some products, such as viral vaccines, before releasing the lots for distribution by the manufacturer. As with drugs, after approval of biologics, manufacturers must address any safety issues that arise, are subject to recalls or a halt in manufacturing, and are subject to periodic inspection after approval.

The Biologics Price Competition and Innovation Act of 2009, or BPCI Act, created an abbreviated approval pathway for biological products shown to be “biosimilar” to an FDA-licensed reference biological product to minimize duplicative testing. Biosimilarity requires the absence of clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, which, absent a waiver, must be shown through analytical studies, animal studies, and at least one clinical study. Intricacies associated with the larger, and often more complex, structures of biological products, as well as the processes by which such products are manufactured, pose significant hurdles to implementation that are still being addressed by the FDA. In July 2018, the FDA announced an action plan to encourage the development and efficient review of biosimilars, including the establishment of a new office within the agency that will focus on therapeutic biologics and biosimilars.

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

Cell-Based and Tissue-Based Products

Manufacturers of cell- and tissue-based products must comply with the FDA’s current good tissue practices (cGTP), which are FDA regulations that govern the methods used in, and the facilities and controls used for, the manufacture of such products. The primary intent of the cGTP requirements is to ensure that cell and tissue-based products are manufactured in a manner designed to prevent the introduction, transmission and spread of communicable diseases. Cell and tissue-based products may also be subject to the same approval standards, including demonstration of safety and efficacy, as other biologic and drug products, if they meet certain criteria such as if the cells or tissues are more than minimally manipulated or if they are intended for a non-homologous use (a use different from the cell’s origin).

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

All devices, unless exempt by FDA regulation, must adhere to a set of general controls, including compliance with the applicable portions of the FDA’s Quality System Regulation (QSR), which sets forth good manufacturing practice requirements; facility registration and product listing; reporting of adverse medical events; truthful and non-misleading labeling; and promotion of the device consistent with its cleared or approved intended uses. Class II and III devices are subject to additional special controls and may require FDA clearance of a premarket notification (510(k)) or approval of a premarket approval application.

Most Class I devices are exempt from FDA premarket review or approval. Class II devices, with some exceptions, must be “cleared” by the FDA through the 510(k) process, which requires a company to show that the device is “substantially equivalent” to certain “predicate” devices already on the market. In November 2018, the FDA announced plans to significantly revise the 510(k) program to encourage reliance on modern predicates (e.g., predicates that are less than 10 years old). In January 2019, the FDA also finalized guidance on the alternative 510(k) pathway for well-known device types, the “Safety and Performance Based Pathway,” which relies on modern performance-based criteria and current technological principles to demonstrate substantial equivalence. Class III devices, again with some exceptions, must be approved through a PMA. A PMA generally requires data from clinical trials that establish the safety and effectiveness of the device. In 2019, the FDA issued several guidance documents aimed at streamlining the approval process for a PMA, but the effect of those new initiatives is not yet known. A 510(k) application also sometimes requires clinical data.

The Cures Act requires the FDA to establish a program that would expedite access to devices that provide more effective treatment or diagnosis of life-threatening or irreversibly debilitating diseases or conditions, for which no approved or cleared treatment exists or which offer significant advantages over existing approved or cleared alternatives. In December 2018, the FDA published final guidance on this “breakthrough” devices pathway and announced plans to establish the Safer Technologies Program to encourage the innovation and market entry of device technologies that are safer than current alternatives but that do not otherwise satisfy the breakthrough device criteria.

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

Government Reimbursement of Pharmaceutical Products

In the United States, many independent third-party health plans, and government health care programs, pay for patient use of our commercial products. Medicare is the federal program that provides health care benefits to senior citizens and certain disabled and chronically ill persons. Medicaid is the federal program jointly funded and administered by the states to provide health care benefits to participants who qualify based on income or other requirements. Unituxin is administered entirely as an in-patient therapy and would typically be reimbursed under Medicare Part A, which covers inpatient hospital benefits. However, because Unituxin is indicated for the treatment of a pediatric cancer, Medicare is unlikely to cover treatment, but Medicaid programs may cover pediatric patients requiring care. Remodulin and Tyvaso are reimbursed by the Medicare Part B Durable Medical Equipment benefit, which covers physician services and outpatient care. The Medicare Part B contractors who administer the program provide reimbursement for Remodulin and Tyvaso according to statutory guidelines. We pay rebates to sponsors that reimburse Medicare Part D products (Adcirca and Orenitram) as part of the Medicare Part D program, a voluntary outpatient prescription drug benefit to Medicare beneficiaries. State Medicaid programs also reimburse the cost of our commercial products at rates established by statutory guidelines. Because Remodulin, Tyvaso, Adcirca, Orenitram and Unituxin are reimbursed by state Medicaid programs, we must pay rebates on our products to those state Medicaid programs. Additionally, as a condition to our products being reimbursed under Medicaid, we are required by law to sell our commercial products under contracts with the Department of Veterans Affairs, Department of Defense, Public Health Service and numerous other federal agencies as well as certain hospitals that are designated as 340B covered entities (entities designated by federal programs to receive drugs at discounted prices) at prices that are below the price we charge to our specialty distributors. These programs and contracts are highly regulated, are subject to regulatory changes and amendments that we cannot control, and impose restrictions on our business. Failure to comply with these regulations and restrictions could result in our drugs no longer being reimbursed, exclusion of our products from coverage under federal healthcare programs, or debarment, and expose us to liability under federal and state false claims laws. The availability of adequate government reimbursement for our products may also be subject to regulatory changes and controls. We estimate that between 40-60 percent of Remodulin, Tyvaso, Adcirca and Orenitram sales are reimbursed under the Medicare and Medicaid programs.

Anti-Kickback, False Claims Laws and The Prescription Drug Marketing Act

The federal Anti-Kickback Statute (AKS) prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of, or referring an individual for the furnishing of, any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted broadly to apply to arrangements between pharmaceutical manufacturers and prescribers, purchasers, formulary managers and others. The term “remuneration” has been broadly interpreted to apply to anything of value including, for example, gifts, cash payments, donations, waivers of payment, ownership interests, and providing any item, service, or compensation for something other than fair market value. Violations of the AKS are punishable by imprisonment, criminal fines, civil monetary penalties, exclusion from participation in federal healthcare programs and liability under the False Claims Act (FCA).

The FCA prohibits any person from, among other things, presenting, or causing to be presented, a false or fraudulent claim for payment to the federal government, or making, or causing to be made, a false statement material to a false or fraudulent claim. Many pharmaceutical and other healthcare companies have been prosecuted under the FCA for allegedly inflating drug prices they report to pricing services, which in turn were used by the government to set Medicare and Medicaid reimbursement rates; for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product; for violating the AKS; for materially deviating from statutorily required manufacturing standards; and on the basis of allegations related to certain marketing practices, including off-label promotion. Many states also have statutes or regulations similar to the AKS and the FCA, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer. Sanctions under these federal and state laws may include treble damages, civil penalties, exclusion of a manufacturer’s products from reimbursement under government programs, criminal fines, and imprisonment.

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

The Patient Protection and Affordable Care Act of 2010 (PPACA)

The PPACA is intended to expand healthcare coverage within the United States. Several provisions of the law, which have varying effective dates, have impacted us and have increased certain of our costs. The PPACA imposes an annual fee on pharmaceutical manufacturers, based on the manufacturer’s sale of branded pharmaceuticals and biologics (excluding orphan drugs) to certain U.S. government programs during the preceding year; expands the 340B drug discount program (excluding orphan drugs) including the creation of new penalties for non-compliance; includes a 50 percent discount on brand name drugs for Medicare Part D participants in the coverage gap, or “donut hole”; and revised the definition of “average manufacturer price” for reporting purposes, which could increase the amount of the Medicaid drug rebates paid to states.

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

21st Century Cures Act

The Cures Act, which was signed into law on December 13, 2016, contains a wide range of provisions designed to promote clinical research and streamline and expedite the FDA review and approval process. For example, the law clarifies the FDA’s authority regarding drugs that target rare diseases, and broadens the type of data and information that may be used to support a drug or biologic application for a genetically targeted drug or variant protein targeted drug. The law requires the FDA to facilitate development programs for, and provides expedited review of, regenerative advanced therapies. The law further requires the FDA to establish a program to evaluate the use of real-world evidence, i.e., evidence from sources other than randomized clinical trials, to support the approval of certain drug and biological product applications and to satisfy post-approval requirements; in 2018, the FDA published a framework for evaluating real-world evidence. In 2019, the FDA announced numerous initiatives and guidance documents intended to improve and streamline the drug approval process. The effects of these initiatives, which are still being implemented and announced, are not yet known. Other key provisions related to orphan drugs, combination products, and medical devices, are discussed separately above.

State Pharmaceutical and Medical Device Marketing Laws

If not preempted by the PPACA, several jurisdictions require pharmaceutical companies to report expenses related to the marketing and promotion of pharmaceutical products and to report gifts and payments to healthcare practitioners in those jurisdictions, or to obtain licenses for sales representatives and require them to satisfy educational and other requirements. Some of these jurisdictions also prohibit various marketing related activities. Still other states require the disclosure of information related to drug pricing and clinical studies and their outcomes. In addition, certain states require pharmaceutical companies to implement compliance programs or marketing codes and several other states are considering similar proposals. Compliance with these laws is difficult and time consuming, and companies that do not comply with these state laws face civil penalties or other civil enforcement action.

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

Environmental Matters

We are subject to a number of laws and regulations that require compliance with federal, state, and local regulations for the protection of the environment. We believe that our operations comply in all material respects with such applicable laws and regulations. Our compliance with these requirements did not change during the past year, and is not expected to have a material effect upon our capital expenditures, cash flows, earnings or competitive position.

Employees

We had approximately 920 employees as of December 31, 2019. The success of our business is highly dependent on attracting and retaining highly talented and qualified personnel.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following is a list, as of February 26, 2020, setting forth certain information regarding our executive officers. Each executive officer holds office until the first meeting of the Board of Directors after the annual meeting of shareholders, and until his or her successor is elected and qualified or until his or her earlier resignation or removal. Each executive officer’s employment will end pursuant to the terms of his or her employment contract.

Name	Age	Position
Martine A. Rothblatt, Ph.D., J.D., M.B.A.	65	Chairman, Chief Executive Officer and Director
Michael Benkowitz	48	President and Chief Operating Officer
James C. Edgemond	52	Chief Financial Officer and Treasurer
Paul A. Mahon, J.D.	56	Executive Vice President, General Counsel and Corporate Secretary

Martine A. Rothblatt, Ph.D., J.D., M.B.A., founded United Therapeutics in 1996 and served as Chairman and Chief Executive Officer since its inception through January 2015, when she became Chairman and Co-Chief Executive Officer. She was promoted to her current role as Chairman and soul CEO in June 2016. Prior to founding United Therapeutics, she created several satellite communications technologies, including satellite radio and satellite vehicle positioning. She is a co-inventor on six of our patents pertaining to treprostinil, and the inventor of our recently-awarded patent on a brain-computer interface device for patients with debilitating cognitive conditions. In 2014, Dr. Rothblatt was appointed to the Committee of Science, Technology and Law of the National Research Council.

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

ITEM 1A. RISK FACTORS

Forward-Looking Statements

This Report contains forward-looking statements made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934 (the Exchange Act) and the Private Securities Litigation Reform Act of 1995. These statements, which are based on our beliefs and expectations as to future outcomes, include, among others, statements related to the following:

●	Expectations of revenues, expenses, profitability, and cash flows, including our expectation that 2020 revenue will grow compared to 2019, and that our pipeline will drive further revenue growth thereafter;
●	The sufficiency of current and future working capital to support operations;
●	Our ability to obtain financing on terms favorable to us or at all;
●	The maintenance of domestic and international regulatory approvals;
●	Our ability to maintain attractive pricing for our products, in light of increasing competition, including from generic products and pressure from government and other payers to decrease the costs associated with healthcare;
●	The expected volume and timing of sales of Remodulin, Tyvaso, Orenitram and Unituxin, as well as potential future commercial products, including the anticipated effect of various research and development efforts on sales of these products;
●	The timing and outcome of clinical studies, other research and development efforts, and related regulatory filings and approvals;
●	The potential timing and success of our anticipated launch of Remunity, Trevyent and the Implantable System for Remodulin;
●	The timing and outcome of our anticipated supplemental NDA for Tyvaso to reflect the INCREASE study results;
●	The outcome of pending and potential future legal and regulatory actions by the FDA and other regulatory and government enforcement agencies, and the anticipated duration of regulatory exclusivity for our products;
●	The timing and outcome of the lawsuit filed against us by Sandoz and RareGen, LLC;
●	The impact of competing therapies on sales of our commercial products and the amount of inventory of our products that will expire unsold, including the impact of generic versions of Adcirca and Remodulin; established therapies such as Uptravi; and newly-developed therapies;
●	The expectation that we will be able to manufacture sufficient quantities and maintain adequate inventories of our commercial products, through both our in-house manufacturing capabilities and third-party manufacturing sites, and our ability to obtain and maintain related approvals by the FDA and other regulatory agencies;
●	The adequacy of our intellectual property protection and the validity and expiration dates of the patents we own or license, as well as the regulatory exclusivity periods for our products;
●	The expected eligibility of patents for inclusion in the Orange Book;
●	Any statements that include the words “believe,” “seek,” “expect,” “anticipate,” “forecast,” “project,” “intend,” “estimate,” “should,” “could,” “may,” “will,” “plan,” or similar expressions; and

●	Other statements contained or incorporated by reference in this Report that are not historical facts.

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

Sales of our current treprostinil-based PAH therapies (Remodulin, Tyvaso, and Orenitram) comprise the vast majority of our revenues. Decreased sales of any one of these products could have a material adverse impact on our operations. A wide variety of events, such as withdrawal of regulatory approvals or substantial changes in prescribing practices or dosing patterns, many of which are described in other risk factors below, could cause sales of these products to decline, or to grow more slowly than expected. Generic competition due to the current commercial availability of generic versions of Remodulin, which launched in the United States in March 2019 and in certain countries in Europe in 2019, and which we expect will be launched in certain other countries in Europe during 2020, has decreased and may continue to decrease our revenues. In addition, generic versions of Tyvaso and Orenitram, which could be launched in the United States by Watson and Actavis as early as January 2026 and June 2027, respectively (or earlier under certain circumstances), may decrease our revenues. A number of companies are developing new PAH therapies, such as LIQ861, a dry powder formulation of treprostinil designed for deep-lung delivery using a disposable inhaler being developed by Liquidia, which if approved could negatively impact sales of our current products and potential sales of the PAH products we are developing. In addition, the inability of any third party that manufactures, markets, distributes or sells any of our commercial products to perform these functions satisfactorily, or our inability to manage our internal manufacturing processes, could result in an inability to meet patient demand and decrease sales. Finally, our strategy involves the development and successful launch of next-generation delivery systems (such as the Implantable System for Remodulin, Remunity and Trevyent) and expanded indications for our existing treprostinil-based products. We may not be able to successfully launch the Implantable System for Remodulin, Remunity or Trevyent for regulatory or other reasons, and demand for these products following their launch may not meet our expectations. As a result, the revenue opportunity for our treprostinil products could be significantly lower than we expect.

If our products fail in clinical trials, we will be unable to obtain FDA and international regulatory approvals and will be unable to sell those products.

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

Our clinical trials have in the past and may in the future be discontinued, delayed, canceled or disqualified for various reasons, including:

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

Numerous treatments currently compete with our commercial therapies, and others are under development. For example, for the treatment of PAH, we compete with Adempas®, Flolan®, Ilomedin®, Letairis®, Opsumit®, Revatio®, Tracleer®, Uptravi®, Veletri®, Volibris®, Ventavis®, generic tadalafil, generic treprostinil injection, generic epoprostenol and generic sildenafil citrate. Our competitors may introduce new products that render all or some of our technologies and products obsolete or noncompetitive. For example, Liquidia is developing LIQ861, a dry powder formulation of treprostinil designed for deep-lung delivery using a disposable inhaler, which if successful would compete directly with Tyvaso and Treprostinil Technosphere. In addition, we may not compete successfully against generic competitors. Sales of a generic version of Adcirca launched in August 2018 and have had a material adverse impact on demand for Adcirca. Generic versions of Remodulin were launched in the United States in March 2019 and in certain countries in Europe in 2019 and may also be launched in certain additional countries in Europe in 2020 (or later), as described elsewhere in this Report. These launches could materially impact our revenues. Furthermore, we have limited visibility into the level of Adcirca inventory held by wholesale distributors and pharmacies, and rapid generic penetration could cause substantial amounts of Adcirca to expire unsold, causing us to incur increased liabilities for product returns. Any change in our estimated allowance for returns could result in a material impact on our revenues during the quarter in which the change is made.

Legislation such as the 21st Century Cures Act, which was enacted in December 2016 and designed to encourage innovation and bring pharmaceutical products to market more quickly, may enable our competitors to bring competing products to market on an expedited basis. In addition, alternative approaches to treating chronic diseases, such as gene therapy, cell therapy or transplantation technologies, may make our products obsolete or noncompetitive. Patients and doctors may discontinue use of our products if they perceive competing products as safer, more effective, less invasive, more convenient and/or less expensive than ours. Alternatively, doctors may reduce the prescribed doses of our products if they prescribe them in combination with competing products. In addition, many competing therapies are less invasive or more convenient than Tyvaso and Remodulin, and the use of these products often delays or prevents initiation of Tyvaso or Remodulin therapy. Any of these circumstances could negatively impact our operating results.

Sales of our products are subject to reimbursement from government agencies and other third parties. Pharmaceutical pricing and reimbursement pressures may negatively impact our sales.

The commercial success of our products depends, in part, on the coverage by governmental payers such as Medicare and Medicaid, and private insurance companies. A significant portion of our product sales in the United States are reimbursed under the Medicare and Medicaid programs. A reduction in the availability or extent of reimbursement from domestic or foreign government health care programs could have a material adverse effect on our business and results of our operations. In the United States, the European Union and other potentially significant markets for our products, government payers and/or third-party payers are increasingly attempting to limit or regulate the price of medicinal products and frequently challenge the pricing of new or expensive drugs. Financial pressures may cause United States government payers to seek cost containment more aggressively by mandating discounts or rebates on our products, limiting future price increases, capping reimbursement rates for pharmaceuticals to rates paid internationally, requiring the automatic substitution of generic products, demanding more rigorous requirements for initial coverage for new products or other similar measures. The Centers for Medicare and Medicaid Services (CMS) released an advance notice of proposed rulemaking in October 2018 that discussed the development of an international pricing index model that would cap reimbursement for many drugs paid for under the Medicare Part B program (which could apply to Remodulin and Tyvaso) to those paid in 16 other industrialized countries. CMS has not yet released its proposed rule, however, and the specifics of any such rule are unknown at this time.

In many markets outside the United States, governments control the prices of prescription pharmaceuticals through the implementation of reference pricing, price cuts, rebates, revenue-related taxes and profit control.

Our prostacyclin analogue products (Remodulin, Tyvaso and Orenitram) and our oncology product (Unituxin) are expensive therapies. Consequently, it may be difficult for our specialty pharmacy distributors to obtain adequate reimbursement for our products from commercial and government payers to motivate such distributors to support our products. Alternatively, third-party payers may reduce the amount of reimbursement for our products based on changes in pricing of other therapies for the same disease or the development of new payment methodologies to cover and reimburse treatment costs, such as the use of cost-effectiveness research or value-based payment contracts. In addition, third-party payers often encourage the use of less-expensive generic alternative therapies, which has materially impacted our Adcirca revenues and which may materially impact our Remodulin revenues. If commercial and/or government payers do not cover our products or limit payment rates, patients and physicians could choose competing products that are covered and may have lower out-of-pocket costs. For example, Medicare Advantage Plans are now allowed to use step therapy for Part B drugs, which could limit patient access to our products by requiring patients to try other medicines, including generic products, before using specific therapies.

Patient assistance programs for pharmaceutical products have come under increasing scrutiny by governments, legislative bodies and enforcement agencies. These activities may result in actions that have the effect of reducing prices or demand for our products, harming our business or reputation, or subjecting us to fines or penalties.

Recently, there has been enhanced scrutiny of company-sponsored patient assistance programs, including insurance premium and co-pay assistance programs and manufacturers’ donations to third-party charities that provide such assistance. The Department of Justice (DOJ) has taken enforcement action against pharmaceutical companies, including us in 2017, alleging violations of the Federal False Claims Act and other laws in connection with patient assistance programs. In December 2017, we entered into a civil Settlement Agreement with the U.S. Government to resolve the DOJ investigation related to our support of 501(c)(3) organizations that provide financial assistance to patients and paid $210.0 million, plus interest, to the U.S. Government upon settlement. We also entered into a Corporate Integrity Agreement (the CIA) with the Office of Inspector General of the Department of Health and Human Services (OIG), which requires us to maintain our corporate compliance program and to undertake a set of defined corporate integrity obligations for a period of five years from the date the agreement was signed.

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

In the future, if we, our vendors or donation recipients, are deemed to have failed to comply with relevant laws, regulations or government guidance in any of these areas, we could be subject to additional criminal and civil sanctions, including significant fines, civil monetary penalties and exclusion from participation in government healthcare programs, including Medicare and Medicaid, and burdensome remediation measures. Actions could also be brought against executives overseeing our business or other employees.

Members of Congress have recently called upon the OIG to issue revised guidance about patient assistance programs. It is possible that these, or any other actions taken by the DOJ or other agencies as a result of this industry-wide inquiry could reduce demand for our products and/or reduce coverage of our products, including by federal health care programs such as Medicare and Medicaid and state health care programs. If any or all of these events occur, our business, prospects and stock price could be materially and adversely affected.

Additionally, payers and pharmacy benefit managers (PBMs) have developed several different mechanisms to limit the benefits of co-pay assistance for commercially insured programs through co-pay accumulator programs. Under these programs, a patient using co-pay assistance is not able to count the manufacturer’s co-payment contribution toward their annual out-of-pocket payment maximum. Therefore, patients on expensive therapies utilizing co-pay assistance to help cover the costs of their expensive medications are penalized financially for the use of these programs. Some states have passed legislation to limit the use of co-pay accumulator programs, while the Trump administration and other states have indicated that the use of these programs should be allowed to limit cost of care and encourage patients to use lower cost generics. Growing use of programs like these could affect patient access to our products and limit product utilization, which may, in turn, adversely affect our business, prospects and stock price.

Our manufacturing strategy exposes us to significant risks.

We must be able to manufacture sufficient quantities of our commercial products to satisfy demand. We manufacture Remodulin, Orenitram, Tyvaso and Unituxin, including the active ingredient in each of these products, at our own facilities and rely on third parties for additional manufacturing capacity for Remodulin, Tyvaso, and finished Unituxin drug product. However, we rely on a variety of third-party sole manufacturers for certain elements of our commercial and development-stage products, as detailed under the risk factor below entitled, We rely in part on third parties to perform activities that are critical to our business. Our ability to generate commercial sales or conduct clinical trials has in the past, and could in the future, suffer if our third-party suppliers and service providers fail to perform.

If any of our internal or third-party manufacturing and supply arrangements are interrupted for compliance issues or other reasons, we may not have sufficient inventory to meet future demand. In addition, any change in suppliers and/or service providers could interrupt the manufacturing of our commercial products and impede the progress of our commercial launch plans and clinical trials.

In addition, our internal manufacturing process subjects us to risks as we engage in increasingly complex manufacturing processes. For example, Remodulin, Tyvaso and Unituxin are sterile solutions that must be prepared under highly-controlled environmental conditions, which are challenging to maintain on a commercial scale. In addition, Unituxin is a monoclonal antibody. As with all biologic products, monoclonal antibodies are inherently more difficult to manufacture than our treprostinil-based products and involve increased risk of viral and other contaminants. We manufacture our entire supply of Orenitram and dinutuximab, the active ingredient in Unituxin, without an FDA-approved back-up manufacturing site. We built a new facility to expand our manufacturing capacity for dinutuximab, which is currently being qualified, and which must receive FDA approval prior to commercial use. We presently have no plans to engage a third-party contract manufacturer to manufacture Orenitram or dinutuximab. Our long-term organ manufacturing programs will involve exceptionally complicated manufacturing processes, many of which have never been attempted on a clinical or commercial scale. It will take substantial time and resources to develop and implement such manufacturing processes, or we may never be able to do so successfully.

Additional risks we face with our manufacturing strategy include the following:

●	We and our third-party manufacturers are subject to the FDA’s current good manufacturing practices regulations, current good tissue practices, and similar international regulatory standards. Our ability to exercise control over regulatory compliance by our third-party manufacturers is limited;
●	We may experience difficulty designing and implementing processes and procedures to ensure compliance with applicable regulations as we develop manufacturing operations for new products;
●	Natural and man-made disasters (such as fires, contamination, power loss, hurricanes, earthquakes, flooding, terrorist attacks and acts of war) impacting our internal and third-party manufacturing sites could cause a supply disruption — for example, Medtronic manufactures the Implantable System for Remodulin at its facilities in Puerto Rico, which is vulnerable to hurricanes and earthquakes;
●	Even if we and our third-party manufacturers comply with applicable drug manufacturing regulations, the sterility and quality of our products could be substandard and such products could not be sold or used or subject to recalls;
●	If we had to replace our own manufacturing operations or a third-party manufacturer, the FDA and its international counterparts would require new testing and compliance inspections. Furthermore, a new manufacturer would have to be familiarized with the processes necessary to manufacture and commercially validate our products, as producing our treprostinil-based and biologic products is complex;
●	We may be unable to contract with needed manufacturers on satisfactory terms or at all; and

●	The supply of materials and components necessary to manufacture and package our products may become scarce or unavailable, which could delay the manufacturing and subsequent sale of such products. Products manufactured with substituted materials or components must be approved by the FDA and applicable international regulatory agencies before they could be sold.

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

We face risks related to health epidemics and other outbreaks, which could significantly disrupt our operations and/or business.

Our business could be adversely impacted by the effects of the coronavirus (COVID-19) outbreak originating in China, or by other epidemics. Although we do not currently source active pharmaceutical ingredients (API) or drug product from China, our supply chain for other raw materials and critical components is worldwide and accordingly could be subject to disruption. We intentionally keep safety stock of API, drug product, critical raw materials and components, however shelf life of these items affects reorder points and we may not be able to sustain long periods of disruption. Certain of our research and development efforts are conducted globally, including our ongoing clinical trials for ralinepag, which includes investigative sites in China. A health epidemic or other outbreak, including the current coronavirus outbreak, may materially and adversely affect our business, financial condition and results of operations.

We rely in part on third parties to perform activities that are critical to our business. Our ability to generate commercial sales or conduct clinical trials has in the past, and could in the future, suffer if our third-party suppliers and service providers fail to perform.

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

We rely entirely on third parties to supply pumps and other supplies necessary to deliver Remodulin. There are a limited number of pumps available in the market, and the discontinuation of any particular pump could have a material, adverse impact on our Remodulin revenues if a viable supply of an alternate pump is not available.

We rely entirely on Minnetronix Inc. as the sole manufacturer of the Tyvaso Inhalation System. As Tyvaso is a drug-device combination, we cannot sell Tyvaso without the Tyvaso Inhalation System.

We rely heavily on Medtronic for the success of our program to develop an implantable pump to deliver intravenous Remodulin (the Implantable System for Remodulin). In particular, Medtronic is entirely responsible for regulatory approvals and all manufacturing and quality systems related to its infusion pump and related components. This includes satisfying FDA-imposed PMA conditions prior to launching the Implantable System for Remodulin, which Medtronic has not been able to do as quickly as we expected. Medtronic entered into a consent decree related to the SynchroMed II implantable infusion pump systems. Medtronic’s failure to comply with the ongoing obligations under the consent decree could adversely impact Medtronic’s ability to manufacture and supply the Implantable System for Remodulin. In the event Medtronic is unwilling or unable to supply the system for any reason, including further delays in satisfying outstanding FDA-imposed conditions, our ability to meet patient demand and generate additional revenues will be materially adversely impacted.

We rely heavily on MannKind for various manufacturing activities related to Treprostinil Technosphere. MannKind announced that its currently available cash and financing sources are not sufficient to continue to meet its current and anticipated cash requirements, raising substantial doubt about its ability to continue as a going concern. If MannKind is unable to supply us with devices and other components necessary to develop and manufacture Treprostinil Technosphere, the timing and success of this program could be materially adversely impacted.

We rely heavily on DEKA and its affiliates for the development, manufacturing and regulatory approval of Remunity, our pre-filled, semi-disposable system for subcutaneous treprostinil.

Finally, we also rely on various sole-source suppliers for manufacturing activities related to ralinepag, LNG01 (formerly SM04646) and Trevyent.

For a further discussion of risks created by the use of third-party contract manufacturers, see the risk factor above entitled, Our manufacturing strategy exposes us to significant risks.

Our operations must comply with extensive laws and regulations in the United States and other countries, including FDA regulations. Failure to obtain approvals on a timely basis or to achieve continued compliance with these requirements could delay, disrupt or prevent the commercialization of our products.

The products we develop must be approved for marketing and sale by regulatory agencies. Our research and development efforts must comply with extensive regulations, including those promulgated by the FDA and the U.S. Department of Agriculture. The process of obtaining and maintaining regulatory approvals for new drugs is lengthy, expensive and uncertain. The regulatory approval process is particularly uncertain for our transplantation programs, which include the development of xenotransplantation, regenerative medicine, biomechanical lungs and cell-based products. Once approved, the manufacture, distribution, advertising and marketing of our products are subject to extensive regulation, including product labeling, strict pharmacovigilance and adverse event and medical device reporting, complaint processing, storage, distribution and record-keeping requirements. Our product candidates have in the past and may in the future fail to receive regulatory approval on a timely basis, or at all. If granted, product approvals can be conditioned on the completion of post-marketing clinical studies, accompanied by significant restrictions on the use or marketing of a given product and withdrawn for failure to comply with regulatory requirements, such as post-marketing requirements and post-marketing commitments, or upon the occurrence of adverse events subsequent to commercial introduction. If data from post-marketing studies suggest that an approved product presents an unacceptable safety risk, regulatory authorities could withdraw the product’s approval, suspend production or place other marketing restrictions on that product.

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

The Federal False Claims Act, as amended by the Patient Protection and Affordable Care Act of 2010 (PPACA), prohibits any person from presenting or causing to be presented a false or fraudulent claim or making or causing a false statement material to a false or fraudulent claim. For example, several pharmaceutical and health care companies have been investigated under this law for allegedly providing free product to customers with the expectation that the customers would bill federal health care programs for the free product. Other companies have been prosecuted for causing false claims to be submitted because of these companies’ marketing of a product for unapproved and non-reimbursable uses. Potential liability under the Federal False Claims Act includes mandatory treble damages and significant per-claim penalties. The majority of states also have statutes similar to the Federal Anti-Kickback Statute and the Federal False Claims Act. Sanctions under these federal and state laws may include treble civil monetary penalties, exclusion of a manufacturer’s product from reimbursement under state government programs, debarment, criminal fines, and imprisonment.

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

Government healthcare reform and other reforms could adversely affect our revenue, costs and results of operations.

Our industry is highly regulated and changes in law may adversely impact our business, operations or financial results. The PPACA is a broad measure intended to expand health care coverage within the United States, primarily through the imposition of health insurance mandates on employers and individuals and expansion of the Medicaid program. The Cures Act, meanwhile, contains a wide range of provisions designed to promote clinical research and streamline and expedite the FDA review and approval process. The reforms imposed by these laws will significantly impact the pharmaceutical industry; however, the full effects of the PPACA and the Cures Act will be unknown until all of these provisions are implemented and CMS, the FDA, and other federal and state agencies issue applicable regulations or guidance. Moreover, in the coming years, additional changes could be made to governmental health care programs or FDA regulations that could significantly impact the success of our products or product candidates. We may also face uncertainties as a result of federal and administrative efforts to repeal, substantially modify or invalidate some or all of the provisions of the PPACA. There is no assurance that the PPACA, as currently enacted or as amended in the future, will not adversely affect our business and financial results, and we cannot predict how future federal or state legislative or administrative changes related to healthcare reform will affect our business. The future stability of the PPACA and the resulting impact on our business is thus uncertain and could be material.

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

The potential effect of health insurance market destabilization during ongoing repeal and replace discussions, as well as the impact of potential changes to the way costs of drugs are reimbursed and how the Medicaid program is financed through executive orders, legislation, and/or regulation, will likely affect patients’ sources of insurance, PBMs, specialty pharmacy providers, and resultant drug coverage. In addition to the Trump administration’s proposals, discussions continue at the federal level regarding policies that would require manufacturers to pay higher rebates in Medicare Part D, give states more flexibility on drugs that are covered under the Medicaid program, permit the re-importation of prescription medications from Canada or other countries and other policy proposals that could impact reimbursement for our products. In December 2019, the FDA issued a notice of proposed rulemaking that, if finalized, would allow for the importation of certain prescription drugs from Canada, and the FDA published a draft guidance that describes how drug manufacturers can import prescription products that were originally intended for sale in a foreign country. It is difficult to predict the impact, if any, of any such legislation, executive actions or Medicaid flexibility on the use and reimbursement of our products in the United States, including the potential for the importation of generic versions of our products.

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

Reports of side effects and adverse events associated with our products could have a significant adverse impact on the sale of our products. An example of a known risk associated with intravenous Remodulin is sepsis, which is a serious and potentially life-threatening infection of the bloodstream caused by a wide variety of bacteria. Intravenous Remodulin is infused continuously through a catheter placed in a large vein in the patient’s chest, and sepsis is a known risk associated with this type of delivery. In addition, Unituxin is associated with severe side effects, and its label contains a boxed warning related to potential infusion reactions and neurotoxicity. We are required to report certain adverse events to the FDA. Development of new products, and new formulations and indications for existing products, could result in new side effects and adverse events which may be serious in nature. Concerns about side effects may affect a physician’s decision to prescribe or a patient’s willingness to use our products.

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

The period under which our commercial and developmental therapies are protected by our patent rights is limited. Three of our U.S. patents covering our current methods of synthesizing and producing treprostinil, the active ingredient in Remodulin, Tyvaso and Orenitram, expired in October 2017, and three more will expire in 2028. Our patents related to our individual treprostinil-based products expire at various times between 2018 and 2031. We have entered into settlement agreements with Sandoz and four other generic drug companies permitting them to launch generic versions of Remodulin in the United States. Sandoz commenced marketing of its generic product in the United States in March 2019. Two of these companies have received FDA approval for their ANDAs and announced plans to launch during the third quarter of 2019, and to our knowledge, the other two companies have not yet received FDA approval for their ANDAs. We also settled patent litigation with Actavis and Watson, and entered into settlement agreements permitting them to launch generic versions of Orenitram and Tyvaso in the United States in June 2027 and January 2026, respectively, although each may be permitted to enter the market earlier under certain circumstances.

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

Third parties have challenged, and may in the future challenge, the validity of our patents, through patent litigation and/or initiating proceedings, including re-examinations, inter partes reviews, post-grant reviews and interference proceedings, before the USPTO or other applicable patent filing office, or other means.

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

We may borrow up to $1.5 billion under our 2018 Credit Agreement, which matures in June 2024. Currently, our outstanding principal balance is $850.0 million. Our ability to make payments on or refinance our debt obligations, including any outstanding balance under our 2018 Credit Agreement, and any future debt that we may incur, will depend on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. Our inability to generate sufficient cash flows to satisfy our debt obligations would materially and adversely affect our financial position and results of operations.

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

The price of common stock can be highly volatile within the pharmaceutical and biotechnology sector. Consequently, there can be significant price and volume fluctuations in the market that may not relate to operating performance. The following table sets forth the high and low closing prices of our common stock for the periods indicated:

	High	Low
January 1, 2019 - December 31, 2019	$126.84	$74.85
January 1, 2018 - December 31, 2018	$151.94	$101.14
January 1, 2017 - December 31, 2017	$168.42	$114.60

The price of our common stock could decline sharply due to the following factors, among others:

●	Failure to meet our estimates or expectations, or those of securities analysts;
●	Quarterly and annual financial results;
●	Timing of enrollment and results of our clinical trials;
●	Announcements regarding generic or other challenges to the intellectual property relating to our products, the launch of generic versions of our products, and the impact of generic competition on our revenues;
●	Announcements regarding litigation matters, including the lawsuit filed against us by Sandoz and RareGen, LLC;

●	Announcements regarding our efforts to obtain FDA approval of, and to launch, new products, such as Remunity, Trevyent, and the Implantable System for Remodulin;
●	Physician, patient, investor or public concerns regarding the efficacy and/or safety of products marketed or being developed by us or by others;
●	Changes in, or new legislation and regulations affecting reimbursement of, our therapeutic products by Medicare, Medicaid or other government payers, and changes in reimbursement policies of private health insurance companies, and negative publicity surrounding the cost of high-priced therapies;
●	Announcements of technological innovations or new products or announcements regarding our existing products, including in particular the development of new, competing PAH therapies;
●	Substantial sales of our common stock by us or our existing shareholders, or concerns that such sales may occur;
●	Future issuances of common stock by us or any other activity which could be viewed as being dilutive to our shareholders;
●	Rumors among, or incorrect statements by, investors and/or analysts concerning our company, our products, or our operations;
●	Failures or delays in our efforts to obtain or maintain regulatory approvals from the FDA or international regulatory agencies;
●	Discovery of previously unknown problems with our marketed products, or problems with our manufacturing, regulatory, compliance, promotional, marketing or sales activities that result in regulatory penalties or restrictions on our products, up to the withdrawal of our products from the market;
●	Accumulation of significant short positions in our common stock by hedge funds or other investors or the significant accumulation of our common stock by hedge funds or other institutional investors with investment strategies that may lead to short-term holdings; and
●	General market conditions.

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

Similarly, a change of control, under certain circumstances, could also result in an acceleration of the vesting of outstanding awards under our Share Tracking Awards Plans, stock options and restricted stock units. This, together with any increase in our stock price resulting from the announcement of a change of control, could make an acquisition of our company significantly more expensive to the purchaser. We also have a broad-based change of control severance program, under which employees may be entitled to severance benefits in the event they are terminated without cause (or they terminate their employment for good reason) following a change of control. This program could also increase the cost of acquiring our company.

We enter into certain license agreements that generally prohibit our counterparties or their affiliates from taking necessary steps to acquire or merge with us, directly or indirectly throughout the term of these agreements, plus a specified period thereafter. We are also party to certain license agreements that restrict our ability to assign or transfer the rights licensed to us to third parties, including parties with whom we wish to merge, or those attempting to acquire us. These agreements often require that we obtain prior consent of the counterparties to these agreements if we contemplate a change of control. If these counterparties withhold consent, related agreements could be terminated and we would lose related license rights. For example, Lilly, Samumed and MannKind have the right to terminate our license agreements relating to Adcirca, LNG01 (formerly SM04646) and Treprostinil Technosphere, respectively, in the event of certain change of control transactions. These restrictive change of control provisions could impede or prevent mergers or other transactions that could benefit our shareholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Maryland—We own a 415,000 square foot combination laboratory and office building complex in Silver Spring, Maryland that serves as our co-headquarters and is used for commercial manufacturing. These manufacturing activities include the synthesis of treprostinil, the active ingredient in Remodulin and Tyvaso, and treprostinil diolamine, the active ingredient in Orenitram, as well as dinutuximab, the active ingredient in Unituxin. We also manufacture finished Remodulin, Tyvaso and Unituxin in our Silver Spring complex.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the Nasdaq Global Select Market under the symbol “UTHR”.

Number of Holders

As of February 19, 2020, there were 34 holders of record of our common stock.

Dividend Policy

We have never paid and have no present intention to pay cash dividends on our common stock in the foreseeable future, and our 2018 Credit Agreement contains covenants that may restrict us from doing so. We intend to retain any earnings for use in our business operations.

Issuer Purchases of Equity Securities

We did not repurchase any of our outstanding equity securities during the year ended December 31, 2019.

Comparison of Five-Year Total Cumulative Shareholder Return

The following chart shows the performance from December 31, 2014 through December 31, 2019 of our common stock, compared with an investment in the stocks represented in each of the Nasdaq U.S. Benchmark TR Index and the Nasdaq ICB: 4577 Pharmaceutical Stock Index, assuming the investment of $100 at the beginning of the period and the reinvestment of dividends, if any.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the notes accompanying our consolidated financial statements and Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Report. The historical results are not necessarily indicative of results to be expected for future periods. The following information is presented in millions, except per share data.

	Year Ended December 31,
	2019(1)	2018	2017	2016	2015
Consolidated Statements of Operations Data:
Total revenues	$1,448.8	$1,627.8	$1,725.3	$1,598.8	$1,465.8
Operating (loss) income	$(187.6)	$805.4	$814.9	$1,061.7	$699.0
Net (loss) income	$(104.5)	$589.2	$417.9	$713.7	$651.6
Net (loss) income per common share:
Basic(2)	$(2.39)	$13.54	$9.50	$16.29	$14.17
Diluted(2)	$(2.39)	$13.39	$9.31	$15.25	$12.72

	As of December 31,
	2019	2018	2017	2016	2015
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable investments	$2,253.4	$1,858.5	$1,430.1	$1,053.1	$991.8
Total assets	$3,913.4	$3,401.0	$2,879.4	$2,325.6	$2,184.4
Total non-current liabilities	$670.0	$316.6	$313.7	$130.9	$144.0
Total stockholders’ equity	$2,780.4	$2,788.6	$2,101.8	$1,851.3	$1,588.6
(1)	Operating loss and net loss for the year ended December 31, 2019 include an upfront payment of $800.0 million to Arena, which was expensed as acquired in-process research and development and included within research and development expenses on our consolidated statements of operations.
(2)	Refer to Note 10—Stockholders’ Equity—Earnings Per Common Share to our consolidated financial statements for the computation of basic and diluted net (loss) income per common share.

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

Research and Development

We are engaged in research and development of new formulations, indications and delivery devices for our existing products. In particular, we are developing Remunity, Trevyent and the Implantable System for Remodulin, all of which are new delivery systems for Remodulin. We are studying Tyvaso in patients with WHO Group 3 pulmonary hypertension. We are also studying dinutuximab in additional oncology indications.

In addition, we are developing new products to treat PAH (OreniPro, RemoPro, Treprostinil Technosphere, Trevyent, ralinepag and Aurora-GT), as well as a product to treat IPF (LNG01) and a product to treat BPD (Unexisome). We are also heavily engaged in early-stage research and development of a number of organ transplantation-related technologies including regenerative medicine, xenotransplantation, biomechanical lungs and ex-vivo lung perfusion. Finally, we are engaged in additional, early-stage research and development efforts in PAH and other diseases. For additional detail regarding our research and development programs, see Item 1—Business—Research and Development.

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

On August 30, 2018, we completed the Merger. At the effective time of the Merger, each SteadyMed ordinary share was converted into the right to receive (1) $4.46 in cash, representing aggregate consideration payable to former holders of SteadyMed securities of approximately $141 million; and (2) one contingent value right, representing the right to receive $2.63 in cash upon the achievement of a milestone defined as 3,000 patients initiating treatment using SteadyMed’s Trevyent product on a commercial basis on or before August 30, 2023 (the Milestone). Aggregate contingent consideration of $75.0 million will become payable if the Milestone is achieved.

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

Our operating expenses include the following costs:

Cost of Product Sales

Our cost of product sales primarily includes costs to manufacture and acquire products sold to customers, royalty and milestone payments under license agreements granting us rights to sell related products, direct and indirect distribution costs incurred in the sale of products, and the costs of inventory reserves for current and projected obsolescence. These costs also include share-based compensation and salary-related expenses for direct manufacturing and indirect support personnel, quality review and release for commercial distribution, direct materials and supplies, depreciation, facilities-related expenses and other overhead costs. Our cost of product sales for Adcirca increased significantly as a percentage of Adcirca revenues beginning December 1, 2017 as a result of increased royalty and milestone payments, from five percent to an effective rate of approximately 42.5 percent, contained in our amended license agreement with Lilly. We will remain liable for returns of expired Adcirca product even after our license agreement with Lilly expires on December 31, 2020, after which we will no longer be able to sell Adcirca, unless we and Lilly agree to extend the term of our license agreement.

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

Share-Based Compensation

Historically, we granted stock options under our Amended and Restated Equity Incentive Plan (the 1999 Plan) and awards under our Share Tracking Awards Plans (STAP). Issuance of awards under these plans was discontinued in 2015. Currently, we grant stock options and restricted stock units under the United Therapeutics Corporation Amended and Restated 2015 Stock Incentive Plan (as amended to date, the 2015 Plan), which provides for the issuance of up to 9,500,000 shares of our common stock, including the 450,000 shares added pursuant to an amendment and restatement of the 2015 Plan approved by our shareholders in June 2019. In February 2019, our Board of Directors approved the 2019 Inducement Stock Incentive Plan (the 2019 Inducement Plan), which provides for the issuance of up to 99,000 shares of our common stock pursuant to awards granted to newly-hired employees. Currently, we grant equity-based awards to employees and members of our Board of Directors in the form of stock options and restricted stock units under the 2015 Plan, and we granted restricted stock units to newly-hired employees under the 2019 Inducement Plan. The grant date fair values of stock options and restricted stock units are recognized as share-based compensation expense ratably over their vesting periods.

The fair value of STAP awards and stock options is measured using inputs and assumptions under the Black-Scholes-Merton model. The fair value of restricted stock units is measured using our stock price on the date of grant.

Although we no longer grant STAP awards, we still had approximately 2.6 million STAP awards outstanding as of December 31, 2019. We account for STAP awards as liabilities because they are settled in cash. As such, we must re-measure the fair value of STAP awards at the end of each financial reporting period until the awards are no longer outstanding. Changes in our STAP liability resulting from such re-measurements are recorded as adjustments to share-based compensation expense (benefit) and can create substantial volatility within our operating expenses from period to period. The following factors, among others, have a significant impact on the amount of share-based compensation expense (benefit) recognized in connection with STAP awards from period to period: (1) volatility in the price of our common stock (specifically, increases in the price of our common stock will generally result in an increase in our STAP liability and related compensation expense, while decreases in our stock price will generally result in a reduction in our STAP liability and related compensation expense); and (2) changes in the number of outstanding awards.

Future Prospects

We anticipate revenue growth in 2020 compared to 2019, driven by: (a) continued growth in the number of patients prescribed with our treprostinil-based products, including growing Orenitram revenues following the recent label expansion for Orenitram to reflect the results of the FREEDOM-EV study; and (b) modest price increases; partially offset by further generic erosion for Adcirca and additional generic launches in Europe. After 2020, we do not expect to generate any revenue from sales of Adcirca (which accounted for $107.2 million of our revenue in 2019), unless we and Lilly agree to extend the term of our license agreement related to Adcirca beyond its current expiration date of December 31, 2020. We believe our pipeline of new products and potential label expansions for existing products should result in a return to revenue growth potentially as early as 2021, although the precise timing depends on a number of factors, including factors that we cannot control. Refer to the risks identified in Part I, Item 1A—Risk Factors, included in this Report.

We believe additional revenue growth beyond 2020 will be driven by commercializing six key therapeutic platforms in our pipeline, which are comprised of the enabling technologies described below:

Platform	Enabling Technologies
Remodulin (parenteral treprostinil)	Remunity, Implantable System for Remodulin, Trevyent, RemoLife, RemoPro
Tyvaso (inhaled treprostinil)	INCREASE study, PERFECT study, Treprostinil Technosphere
Orenitram (oral treprostinil)	OreniPro
Unituxin (dinutuximab)	Humanized dinutuximab, additional GD2-expressing tumors
New Chemical Entities and New Biologics	ralinepag, LNG01, SAPPHIRE study (gene therapy), Unexisome
Organ Manufacturing and Transplantation	xenotransplantation, three-dimensional organ printing, regenerative medicine, ex-vivo lung perfusion

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

Results of Operations

This section of this Form 10-K generally discusses 2019, 2018 and 2017 items and year-to-year comparisons between 2019 and 2018. Discussions of year-to-year comparisons between 2018 and 2017 that are not included in this Form 10-K can be found in Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations of our Form 10-K filed on February 27, 2019 (our 2018 Annual Report).

Revenues

The table below presents the components of total revenues (dollars in millions):

	Year Ended December 31,			Percentage Change
	2019	2018	2017	2019 v. 2018	2018 v. 2017
Net product sales:
Remodulin	$587.0	$599.0	$670.9	(2)%	(11)%
Tyvaso	415.6	415.2	372.9	—%	11%
Orenitram	225.3	205.1	185.8	10%	10%
Unituxin	113.7	84.8	76.0	34%	12%
Adcirca	107.2	323.7	419.7	(67)%	(23)%
Total revenues	$1,448.8	$1,627.8	$1,725.3	(11)%	(6)%

2019 Compared to 2018

Revenues for the year ended December 31, 2019 decreased by $179.0 million as compared to the same period in 2018, primarily due to a decrease in Adcirca sales as a result of the onset of generic competition for Adcirca in August 2018. Net revenues from our treprostinil-based products (Remodulin, Tyvaso and Orenitram) grew by $8.6 million in 2019, compared to 2018.

As we have noted elsewhere in this Report, our distributors typically place monthly orders based on utilization trends and contractual minimum and maximum inventory requirements. As a result, sales of Remodulin, Tyvaso and Orenitram can vary depending on the timing and magnitude of these orders and do not precisely reflect changes in patient demand for these products. The information we have on patient demand and patients using our products for the first time is based upon our review of patient utilization data provided to us by our specialty pharmaceutical distributors.

U.S. patient demand for Remodulin remained strong across 2019. Despite the launch of generic versions of treprostinil, the number of new U.S. patients starting to use Remodulin in 2019 reached the highest level in the last ten years. A small percentage of higher dose Remodulin patients transitioned to generic treprostinil when the first generic version became available in 2019, but these transitions declined to a negligible amount in the fourth quarter. After these initial transitions to generic treprostinil, U.S. patient demand for Remodulin remained consistent across the second, third and fourth quarters. As new patients who started Remodulin in 2019 titrate to their effective dose, and assuming the rate of patient transitions from Remodulin to generic treprostinil does not materially change, we expect to see a corresponding increase in our U.S. Remodulin revenues in 2020.

During the fourth quarter of 2019, one of our U.S. distributors identified a mistake in its utilization data, which caused the distributor to order more product than normal, primarily in the third quarter of 2019. Specifically, we estimate that the distributor’s excess orders of Remodulin, Tyvaso and Orenitram generated additional net sales for these products totaling $15.6 million, $10.6 million and $5.2 million, respectively, or $31.4 million in total, during the third quarter of 2019. Upon the distributor’s correction of its utilization data in the fourth quarter of 2019, the distributor reduced its purchases of our products in order to normalize its inventory levels. We estimate that this correction reduced our net sales of Remodulin, Tyvaso and Orenitram during the fourth quarter of 2019 by $21.9 million, $14.4 million and $7.3 million, respectively, or $43.6 million in total. We believe this distributor’s inventory levels have returned to normal, and anticipate more traditional ordering patterns going forward. While this inventory fluctuation had a significant impact on our net sales during the third and fourth quarters of 2019, the effect on full-year net revenues was negligible.

Remodulin net product sales decreased by $12.0 million in 2019 as compared to 2018. U.S. Remodulin net product sales decreased by $37.5 million, primarily due to: (1) a decrease in quantities sold of $24.0 million, primarily due to changes in patient mix that resulted from a limited number of existing higher dosage patients switching to generic treprostinil, and the fact that new patients start on lower dosages of Remodulin and then begin the process of titrating to their effective dose; and (2) higher gross-to-net revenue deductions of $11.0 million. International Remodulin net product sales increased by $25.5 million, primarily due to higher quantities sold of $47.0 million, partially offset by the $21.5 million impact of price reductions to certain international distributors.

Tyvaso net product sales increased by $0.4 million in 2019 as compared to 2018. This increase was primarily due to: (1) an increase of $21.6 million due to a price increase implemented in January 2019 and (2) the impact of replacing $6.2 million of commercial Tyvaso product in 2018 that a U.S. distributor previously used in connection with a clinical trial. The increase was partially offset by higher gross-to-net revenue deductions of $24.3 million, which included the reversal in 2018 of an estimated $15.4 million liability for Medicaid rebates.

Orenitram net product sales increased by $20.2 million in 2019, as compared to 2018, resulting from: (1) $16.4 million due to growth in the number of patients being treated with Orenitram; and (2) $12.3 million due to a January 2019 price increase, partially offset by higher gross-to-net revenue deductions of $8.5 million.

Unituxin net product sales grew by $28.9 million in 2019, as compared to 2018, resulting from: (1) a $21.5 million increase due to growth in the number of vials sold; and (2) a $8.3 million increase due to an April 2019 price increase.

Adcirca net product sales decreased by $216.5 million in 2019, as compared to 2018, primarily due to a decrease in bottles sold following the onset of generic competition for Adcirca beginning in August 2018.

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

	Year Ended December 31, 2019
	Rebates &	Prompt Pay	Allowance for	Distributor
	Chargebacks	Discounts	Sales Returns	Fees	Total
Balance, January 1, 2019	$54.7	$3.2	$22.4	$4.8	$85.1
Provisions attributed to sales in:
Current period	172.8	31.3	(2.6)	19.0	220.5
Prior periods	5.9	—	(3.6)	—	2.3
Payments or credits attributed to sales in:
Current period	(126.1)	(28.9)	—	(15.0)	(170.0)
Prior periods	(55.6)	(3.0)	(2.0)	(4.7)	(65.3)
Balance, December 31, 2019	$51.7	$2.6	$14.2	$4.1	$72.6

	Year Ended December 31, 2018
	Rebates &	Prompt Pay	Allowance for	Distributor
	Chargebacks	Discounts	Sales Returns	Fees	Total
Balance, January 1, 2018	$74.0	$4.7	$7.2	$3.4	$89.3
Provisions attributed to sales in:
Current period	232.5	37.7	17.5	19.3	307.0
Prior periods	(8.8)	—	—	—	(8.8)
Payments or credits attributed to sales in:
Current period	(185.4)	(34.7)	—	(14.6)	(234.7)
Prior periods	(57.6)	(4.5)	(2.3)	(3.3)	(67.7)
Balance, December 31, 2018	$54.7	$3.2	$22.4	$4.8	$85.1

	Year Ended December 31, 2017
	Rebates &	Prompt Pay	Allowance for	Distributor
	Chargebacks	Discounts	Sales Returns	Fees	Total
Balance, January 1, 2017	$46.0	$4.3	$7.7	$2.8	$60.8
Provisions attributed to sales in:
Current period	228.2	37.9	0.9	14.5	281.5
Prior periods	13.3	—	—	(0.2)	13.1
Payments or credits attributed to sales in:
Current period	(163.1)	(33.3)	—	(10.9)	(207.3)
Prior periods	(50.4)	(4.2)	(1.4)	(2.8)	(58.8)
Balance, December 31, 2017	$74.0	$4.7	$7.2	$3.4	$89.3

Cost of Product Sales

The table below summarizes cost of product sales by major category (dollars in millions):

	Year Ended December 31,			Percentage Change
	2019	2018	2017	2019 v. 2018	2018 v. 2017
Category:
Cost of product sales	$117.4	$201.9	$103.1	(42)%	96%
Share‑based compensation expense (benefit)(1)	0.2	(3.2)	2.6	106%	(223)%
Total cost of product sales	$117.6	$198.7	$105.7	(41)%	88%
(1)	Refer to Share-Based Compensation section below for discussion.

Cost of product sales, excluding share-based compensation. The decrease in cost of product sales of $84.5 million for the year ended December 31, 2019, as compared to the same period in 2018, was primarily attributable to a $91.9 million decrease in royalty expense for Adcirca as fewer bottles were sold following the onset of generic competition for Adcirca beginning in August 2018.

Research and Development

The table below summarizes research and development expense by major category (dollars in millions):

	Year Ended December 31,			Percentage Change
	2019	2018	2017	2019 v. 2018	2018 v. 2017
Category:
Research and development projects	$1,182.2	$370.0	$256.4	220%	44%
Share‑based compensation expense (benefit) (1)	0.4	(12.1)	8.2	103%	(248)%
Total research and development expense	$1,182.6	$357.9	$264.6	230%	35%
(1)	Refer to Share-Based Compensation section below for discussion.

Research and development, excluding share-based compensation. The increase in research and development project expenses of $812.2 million for the year ended December 31, 2019, as compared to the same period in 2018, was driven by continued investment in our product pipeline, which includes multiple phase III clinical trials in cardiopulmonary diseases and oncology as well as programs in regenerative medicine and organ manufacturing. Research and development expense for the treatment of cardiopulmonary diseases increased by $804.4 million for the year ended December 31, 2019, as compared to the same period in 2018, due to: (1) an $800.0 million up-front payment to Arena under our licensing agreement related to ralinepag; and (2) $40.3 million of expenditures associated with the phase III ADVANCE studies of ralinepag, partially offset by a $30.0 million decrease in spending related to one-time payments under our licensing and research agreements with MannKind. Research and development expenses for organ manufacturing projects increased by $14.2 million for the year ended December 31, 2019, as compared to the same period in 2018, due to increased preclinical work on technologies designed to increase the supply and distribution of transplantable organs and tissues. Research and development expense for cancer-related projects decreased by $10.9 million for the year ended December 31, 2019, as compared to the same period in 2018, due to a decrease in spending on the DISTINCT study once the study was fully enrolled in late 2018.

Selling, General and Administrative

The table below summarizes selling, general and administrative expense by major category (dollars in millions):

	Year Ended December 31,			Percentage Change
	2019	2018	2017	2019 v. 2018	2018 v. 2017
Category:
General and administrative	$230.7	$217.8	$203.1	6%	7%
Sales and marketing	60.7	59.1	64.3	3%	(8)%
Share‑based compensation expense (benefit)(1)	44.8	(11.1)	62.7	504%	(118)%
Total selling, general and administrative expense	$336.2	$265.8	$330.1	26%	(19)%
(1)	Refer to Share-Based Compensation section below for discussion.

General and administrative. The increase in general and administrative expenses of $12.9 million for the year ended December 31, 2019, as compared to the same period in 2018, primarily resulted from: (1) a $6.7 million increase in compensation due to an increase in staffing; and (2) a $5.6 million increase in consulting expenses.

Share-Based Compensation

The table below summarizes share-based compensation expense (benefit) by major category (dollars in millions):

	Year Ended December 31,			Percentage Change
	2019	2018	2017	2019 v. 2018	2018 v. 2017
Category:
Stock options	$70.5	$58.5	$43.0	21%	36%
Restricted stock units	13.3	7.3	2.2	82%	232%
STAP awards	(39.7)	(93.4)	27.1	57%	(445)%
Employee stock purchase plan	1.3	1.2	1.2	8%	—%
Total share‑based compensation expense (benefit)	$45.4	$(26.4)	$73.5	272%	(136)%

The table below summarizes share-based compensation expense (benefit) by line item on our consolidated statements of operations (dollars in millions):

	Year Ended December 31,			Percentage Change
	2019	2018	2017	2019 v. 2018	2018 v. 2017
Cost of product sales	$0.2	$(3.2)	$2.6	106%	(223)%
Research and development	0.4	(12.1)	8.2	103%	(248)%
Selling, general and administrative	44.8	(11.1)	62.7	504%	(118)%
Total share‑based compensation expense (benefit)	$45.4	$(26.4)	$73.5	272%	(136)%

The increase in share-based compensation expense of $71.8 million for the year ended December 31, 2019, as compared to the same period in 2018, was primarily due to: (1) a $53.7 million decrease in STAP benefit driven by a more significant decrease in our stock price during 2018 as compared to 2019 and fewer STAP awards outstanding in 2019; (2) a $12.0 million increase in stock option expense due to additional awards of options granted and outstanding in 2019; and (3) a $6.0 million increase in restricted stock unit expense due to additional awards of restricted stock units granted and outstanding in 2019. Refer to Note 9—Share-Based Compensation, to our consolidated financial statements for more information.

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

Other Income (Expense), Net

The increase in other income (expense), net of $30.3 million for the year ended December 31, 2019, as compared to the same period in 2018, was primarily due to the recognition of net unrealized and realized gains in publicly-traded equity securities. During the year ended December 31, 2019, we recognized $21.4 million of unrealized and realized gains on these securities. Refer to Note 4—Investments—Investments in Equity Securities with Readily Determinable Fair Values, to our consolidated financial statements. The remaining increase in other income, net for the year ended December 31, 2019 was primarily due to an increase of $4.8 million of net unrealized and realized foreign currency gains compared to the same period in 2018.

Impairments of Investments in Privately-Held Companies

During the years ended December 31, 2019, 2018 and 2017, we recorded zero, $53.5 million, and $49.6 million, respectively, of impairment charges related to our investments in privately-held companies.

Income Tax (Benefit) Expense

The income tax benefit was $60.5 million for the year ended December 31, 2019, as compared to income tax expense of $169.7 million for the same period in 2018. For the years ended December 31, 2019 and 2018, the effective income tax rates (ETR) were approximately 37 percent and 22 percent, respectively. We recognized a loss before income taxes, and a corresponding income tax benefit for the year ended December 31, 2019, as a result of the one-time $800.0 million payment to Arena in January 2019. As a result of this loss, the tax benefit and resulting ETR for the year ended December 31, 2019 increased, primarily due to our anticipated tax credits, compared to the year ended December 31, 2018. For additional details, refer to Note 11—Income Taxes to our consolidated financial statements.

Financial Condition, Liquidity and Capital Resources

We have funded our operations principally through sales of our commercial products and, from time-to-time, third-party financing arrangements. We believe that our current liquidity is sufficient to fund ongoing operations and future business plans as we expect long-term revenues from our commercial products, excluding Adcirca, to continue to grow due to our work on development of new products and label expansions for existing products. Furthermore, our customer base remains stable and we believe it presents minimal credit risk. However, any projections of future cash flows are inherently subject to uncertainty and we may seek other forms of financing. In June 2018, we entered into a credit agreement (the 2018 Credit Agreement), which provides an unsecured, revolving line of credit of up to $1.5 billion. Our aggregate outstanding balance under the 2018 Credit Agreement to $850.0 million as of December 31, 2019. Although our credit facility matures in 2024, we classified $250.0 million of the outstanding balance as a current liability as of December 31, 2019 on our consolidated balance sheet as we intend to repay this amount within one year. See Unsecured Revolving Credit Facility below for further details.

For information regarding the fluctuation explanations between 2018 and 2017, refer to our 2018 Annual Report.

Cash and Cash Equivalents and Marketable Investments

Cash and cash equivalents and marketable instruments comprise the following (dollars in millions):

	Year Ended		Percentage
	December 31,		Change
	2019	2018	2019 v. 2018
Cash and cash equivalents	$738.4	$669.2	10%
Marketable investments—current	747.5	746.7	—%
Marketable investments—non-current	767.5	442.6	73%
Total cash and cash equivalents and marketable investments	$2,253.4	$1,858.5	21%

Cash Flows

Cash flows comprise the following (dollars in millions):

	Year Ended December 31,			Percentage Change
	2019	2018	2017	2019 v. 2018	2018 v. 2017
Net cash (used in) provided by operating activities	$(206.6)	$778.4	$474.2	(127)%	64%
Net cash used in investing activities	$(335.4)	$(820.6)	$(835.6)	59%	2%
Net cash provided by financing activities	$611.2	$6.3	$43.3	NM (1)	(85)%
(1)	Calculation is not meaningful.

Operating Activities

Our operating assets and liabilities consist primarily of accounts receivable, inventories, accounts payable, accrued expenses, liabilities for our STAP awards and tax-related payables and receivables.

The decrease of $985.0 million in net cash from operating activities for the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily due to: (1) an $812.2 million increase in research and development expense, excluding share-based compensation expense (benefit), driven by continued investment in our product pipeline, which includes an $800.0 million upfront payment related to our license agreement with Arena; (2) a $179.0 million decrease in revenues during the year, which resulted in lower cash collections; (3) a $31.6 million increase in cash paid for interest; and (4) a $17.5 million increase in cash paid for income taxes. The increase in cash used was partially offset by a decrease of $68.1 million in cash paid to settle STAP awards for the year ended December 31, 2019 compared to the year ended December 31, 2018. The remainder of the change in cash used in operating activities was due to other changes in assets and liabilities.Investing Activities

The decrease of $485.2 million in net cash used in investing activities for the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily due to: (1) a $209.4 million decrease in cash used for net purchases of marketable investments; (2) $124.1 million in net cash paid related to the acquisition of SteadyMed in 2018; (3) a $100.7 million decrease in cash paid to purchase property, plant and equipment; (4) a $46.0 million decrease in deposits; and (5) a $20.5 million increase in cash from the sale of investments in equity securities. The decrease in cash used in investing activities was partially offset by an increase in cash used of $12.5 million due to deconsolidation of our variable interest entity. Refer to Note 4—Investments—Deconsolidation of a Variable Interest Entity to our consolidated financial statements.

Financing Activities

The increase of $604.9 million in net cash provided by financing activities for the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily due to $800.0 million that we borrowed under our Credit Agreement, which was used to fund an $800.0 million upfront payment under our license agreement with Arena. The increase in cash provided was partially offset by repayments of $200.0 million on our revolving credit facility under the Credit Agreement.

Unsecured Revolving Credit Facility

In June 2018, we entered into the 2018 Credit Agreement, which provides for an unsecured revolving credit facility of up to $1.5 billion. On June 27, 2018, we borrowed $250.0 million under this facility and used the funds to repay outstanding indebtedness under the existing credit agreement (the 2016 Credit Agreement). In January 2019, we borrowed an additional $800.0 million under this facility and used the funds for an upfront payment related to the global license agreement with Arena. Later in 2019, we paid down $200.0 million on this facility. The aggregate balance of $850.0 million remained outstanding as of December 31, 2019 and February 26, 2020. Refer to Note 7—Debt—2018 Credit Agreement, to our consolidated financial statements.

Contractual Obligations

At December 31, 2019, we had the following contractual obligations (in millions):

	Payments Due by Period
		Less than			More than
	Total	1 year	2-3 Years	4-5 Years	5 Years
Operating lease obligations	$6.5	$2.1	$2.7	$1.1	$0.6
Current and long-term debt obligations(1)	961.4	281.2	45.8	634.4	—
Obligations under the STAP(2)	29.6	29.6	—	—	—
Obligations under the SERP(3)	84.6	17.5	—	22.3	44.8
Purchase obligations(4)	415.9	257.7	117.9	22.3	18.0
Total(5)	$1,498.0	$588.1	$166.4	$680.1	$63.4
(1)	Current and long-term debt obligations include future principal and interest payments on our LIBOR-based variable rate obligations under the 2018 Credit Agreement, assuming contractual maturity of the 2018 Credit Agreement. The 2018 Credit Agreement will mature June 2024, unless it is extended pursuant to its terms. Although our 2018 Credit Agreement matures in 2024, we classified $250.0 million of the outstanding balance as a current liability on our consolidated balance sheet as of December 31, 2019, as we intend to repay this amount within one year. We have included the current portion of $250.0 million in the “Less than 1 year” category within the table above. Refer to Note 7—Debt to our consolidated financial statements for further details.
(2)	Estimated based on the intrinsic value of exercisable outstanding STAP awards as of December 31, 2019. Refer to Note 9—Share-Based Compensation to our consolidated financial statements for further details.
(3)	Consists of actuarially derived, undiscounted, estimated future payouts of benefits. Refer to Note 12—Employee Benefit Plans—Supplemental Executive Retirement Plan to our consolidated financial statements for further details.
(4)	Purchase obligations primarily include: (1) commitments related to research and development (including clinical trials) for new and existing products; (2) open purchase orders for capital expenditures primarily related to our continued investment in construction of additional facilities to support the development and commercialization of our products and technologies; and (3) open purchase orders for the acquisition of goods and services in the ordinary course of business. The timing and amount of our obligations may differ based on certain future events.

(5)	In addition to amounts in the table above, we are contractually obligated to make payments upon the achievement of various development, regulatory and commercial milestones for agreements we have entered into with third parties. These payments are contingent upon the occurrence of various future events, some of which have a high degree of uncertainty of occurring. These contingent payments have not been included in the table above, and, except with respect to the fair value of the contingent consideration obligations, are not recorded on our consolidated balance sheets. Refer to Note 13—Commitments and Contingencies to our consolidated financial statements for further details.

Obligations Under License Agreements

Historically, we paid Lilly a five percent royalty on net product sales of Adcirca. In May 2017, we amended our Adcirca license agreement with Lilly. As a result of this amendment, beginning December 1, 2017, our royalty rate on net product sales of Adcirca increased from five percent to ten percent and we are required to make milestone payments to Lilly equal to $325,000 for each $1,000,000 in net product sales. We pay a single-digit percentage royalty based on net product sales of Orenitram under our license agreement with Supernus. We also pay The Scripps Research Institute a one percent royalty on sales of Unituxin. We have entered into other license agreements under which we are required to make milestone payments upon the achievement of certain developmental and commercialization objectives and royalty payments upon the commercialization of products covered by the license agreements. Refer to Note 13—Commitments and Contingencies to our consolidated financial statements for further details.

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

Revenue Recognition

We generate revenues from the sale of our five commercial products: Remodulin, Tyvaso, Orenitram, Unituxin and Adcirca. Revenue is recognized when we transfer control of our products to our distributors, as our contracts have a single performance obligation (delivery of our product). These revenues are subject to various product sales allowances, referred to as gross-to-net deductions, which are deducted from revenues to determine net product sales. For a description of our related accounting policies, refer to Note 2—Summary of Significant Accounting Policies—Revenue Recognition in our consolidated financial statements.

The following categories of gross-to-net deductions involve the use of significant estimates and judgments and information obtained from external sources.

Rebates and Chargebacks

Our most significant rebates relate to our participation in state Medicaid programs and contractual rebates offered to managed care organizations covering Medicare Part D and commercial plans. Chargebacks relate to our participation in programs with the U.S. Department of Veterans Affairs and 340B covered entities. Although we accrue for our allowance for rebates and chargebacks in the same period that we recognize revenue, the actual rebate or chargeback on the sale of our product to a distributor is not invoiced to us until a future period, generally within six months from the date of sale. Due to this time lag, we must estimate the amount of rebates and chargebacks to accrue. As of December 31, 2019 and 2018, we had a liability of $51.7  million and $54.7 million, respectively, related to rebates and chargebacks.

Estimates associated with our participation in state Medicaid programs are particularly susceptible to adjustment given the extensive time lag that may occur between our recording of an accrual and its ultimate invoicing by individual state Medicaid programs, which can occur up to several years after the sale of our product. Because of the time lag for Medicaid and other rebates, in any particular quarter, our adjustments may incorporate revisions of accruals for prior quarters. Historically, adjustments to our estimates to reflect actual results or updated expectations have not been material to our overall financial results. Provisions attributed to sales in prior periods have been less than one percent of our net product sales for each of the years ended December 31, 2019, 2018 and 2017.

Allowance for Sales Returns

The sales terms for Adcirca and Unituxin include return rights; however, we have not recorded an allowance for returns of Unituxin because our historical returns have been insignificant. For our sales of Adcirca, we record an allowance for returns in the same period that we recognize revenue. Return rights extend throughout the distribution channel and allow for returns of expired product for up to 12 months past the product’s expiration date. As there are generally 24 to 36 months from the initial sale of Adcirca to its expiration date, we must estimate the amount of product that will be returned. Historically, actual returns have not differed materially from our estimates. Following the loss of exclusivity for Adcirca in the second quarter of 2018, we may experience an elevated level of product returns as product inventory remaining in the distribution channel expires. We will remain liable for returns of expired Adcirca product even after our license agreement with Lilly expires on December 31, 2020, after which we will no longer be able to sell Adcirca unless we and Lilly agree to extend the term of our license agreement.

For a roll-forward of the liability accounts associated with our gross-to-net deductions, see the section above entitled Results of Operations—Revenues.

Share-Based Compensation

Our share-based awards are classified as either liabilities (STAP awards) or as equity (stock options, restricted stock units and rights to purchase stock under our employee stock purchase plan). We recognize related share-based compensation expense based on (1) the fair value of outstanding STAP awards on the grant date and at the end of each reporting period; (2) the grant date fair value of stock options and restricted stock units; and (3) the purchase date fair value of stock under our employee stock purchase plan. With the exception of restricted stock units, we estimate the fair value of all share-based awards using the Black-Scholes-Merton valuation model. We measure the fair value of restricted stock units using the stock price on the grant date. Valuation models, like the Black-Scholes-Merton model, require the use of subjective assumptions that could materially impact the estimation of fair value and related compensation expense to be recognized. These assumptions include the expected volatility of our stock price and the expected term of awards. Developing these assumptions requires the use of judgment. For additional information on the assumptions used in the Black-Scholes-Merton valuation model, see Note 9—Share-Based Compensation, to our consolidated financial statements.

Performance-Based Stock Options

In March 2017 and March 2018, we issued stock options with performance conditions under the 2015 Plan. The awards have vesting conditions tied to the achievement of specified performance conditions. The performance conditions have target performance levels that span from one to three years. Throughout the performance period, we re-assess the estimated performance and update the number of performance-based awards that we believe will ultimately vest. Upon the conclusion of the performance period, the performance level achieved will be measured and the ultimate number of shares that may vest will be determined. The estimation of future performance requires the use of judgment. Share-based compensation expense for these awards is recorded ratably over their vesting period, depending on the specific terms of the award and achievement of the specified performance conditions.

In-Process Research and Development

As part of our business strategy, we may acquire businesses or in-license the rights to develop and commercialize product candidates. For each in-license transaction, we evaluate whether we have acquired processes or activities along with inputs that would be sufficient to constitute a “business” as defined under GAAP. As defined under GAAP, a “business” consists of inputs and processes applied to those inputs that have the ability to create outputs. Although businesses usually have outputs, outputs are not required for an integrated set of activities to qualify as a business. When we determine that we have not acquired sufficient processes or activities to constitute a business, any up-front payments, as well as pre-commercial milestone payments, are immediately expensed as acquired in-process research and development in the period in which they are incurred. In connection with an exclusive license agreement with Arena, we paid Arena $800.0 million, which was expensed as acquired in-process research and development and included within research and development expenses on our consolidated statements of operations in 2019. Refer to Note 17—Arena License Agreement, to our consolidated financial statements. Milestone payments made to third parties subsequent to regulatory approval are capitalized as intangible assets and amortized over the estimated remaining useful life of the related product.

Acquired businesses are accounted for using the acquisition method of accounting. The acquisition purchase price is allocated to the net assets of the acquired business at their respective fair values. For an acquired business, amounts allocated to in-process research and development (IPR&D) are recorded at fair value and are considered indefinite-lived intangible assets subject to annual impairment testing until completion or abandonment of the research and development efforts. Upon completion of a project, the carrying value of the related IPR&D is reclassified to intangible assets and is amortized over the estimated useful life of the asset. Our fair value assessments are highly reliant on various assumptions which are considered Level 3 inputs, including estimates of future cash flows (including long-term growth rates), discount rates and the probability of achieving the estimated cash flows. In August 2018, we completed the acquisition of SteadyMed and acquired IPR&D related to the development of Trevyent. We determined that the fair value of the acquired IPR&D was $107.3 million.

IPR&D projects acquired in a business combination which have not reached technological feasibility or lack regulatory approval at the time of acquisition are reviewed for impairment annually, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable and upon establishment of technological feasibility or regulatory approval. We determine impairment by comparing the fair value of the asset to its carrying value. If the asset’s carrying value exceeds its fair value, an impairment charge is recorded for the difference and its carrying value is reduced accordingly.

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

Investments in Privately-Held Companies

We have investments in several privately-held companies that have a strategic connection to our business, all of which are non-controlling equity investments in the form of preferred stock. Upon adoption of ASU 2016-01 on January 1, 2018, we began to measure these investments using the measurement alternative because the fair values of these investments are not readily determinable. Under the measurement alternative, the investments are measured at cost, less any impairment, adjusted for any observable price changes. We monitor these investments individually for any observable price changes or impairment indicators. We adjust the measurement of these investments for observable price changes in orderly transactions for the identical or a similar investment of the same issuer. We consider relevant transactions, including any potential funding opportunities, which occur on or before the balance sheet date in evaluating whether any observable price changes have occurred. When a relevant transaction is identified, a careful review of the attendant rights and obligations is necessary to evaluate whether such transaction is deemed to be a similar or identical investment.

At each reporting date, we review these investments individually for impairment by evaluating whether events or circumstances have occurred that may have a significant adverse effect on the fair value of the investments. If such events or circumstances have occurred, we will estimate the fair value of the investment. In such cases, we determine the estimated fair value of the investment using unobservable inputs including assumptions by the company’s management. Because several of these companies are in the early startup or development stages, these entities are more likely to be subject to potential changes in cash flows, valuation, and ability to attract new investors which may be necessary for the liquidity needed to support their operations. If we determine that a decline in the value of an investment has occurred, we recognize an impairment loss in the period in which the decline occurs. If our percentage ownership increases or our ability to direct or control management increases, we could be required to account for one or more of these investments under the equity method of accounting or consolidate the company’s operations for financial accounting purposes. Refer to Note 4—Investments—Investments in Privately-Held Companies, to our consolidated financial statements.

Recently Issued Accounting Standards

See Note 3—Recently Issued Accounting Standards, to our consolidated financial statements for information on our anticipated adoption of recently issued accounting standards.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Investment Risk

As of December 31, 2019, we have invested $1.5 billion in corporate debt securities and U.S. government and agency securities. The market value of these investments varies inversely with changes in prevailing market interest rates. In general, as interest rates increase, the market value of a debt investment would be expected to decrease. Conversely, as interest rates decrease, the market value of a debt investment would be expected to increase. To date, we have not experienced significant volatility in the value of these investments. However, to address market risk, we invest in debt securities with terms no longer than three years and typically hold these investments to maturity so that they can be redeemed at their stated or face value. Many of our investments may be called by their respective issuers prior to maturity. The following table summarizes the expected maturities and weighted average interest rates as of December 31, 2019 (dollars in millions):

	Expected Maturity
	2020	2021	2022
Available-for-sale investments	$684.5	$514.2	$253.3
Weighted average interest rate	1.8%	2.0%	2.0%

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

Interest Rate Risk

As of December 31, 2019 and 2018, we had $850.0 million and $250.0 million aggregate principal amounts, respectively, outstanding under our 2018 Credit Agreement, which bears interest at a variable rate. As a result, we are subject to interest rate risk with respect to such floating-rate debt. A 100 basis point increase in the variable interest rate component of our borrowings would increase our annual interest expense by approximately $8.5 million or 19 percent, and $2.5 million or 18 percent, for the years ended December 31, 2019 and 2018, respectively. Refer to Note 7—Debt—2018 Credit Agreement, to our consolidated financial statements.

Stock Price Risk

As of December 31, 2019 and 2018, we had 2.6 million and 2.9 million awards outstanding under our Share Tracking Awards Plans, respectively. These awards are referred to as “STAP awards.” STAP awards convey the right to receive in cash an amount equal to the appreciation of our common stock, which is measured as the increase in the closing price of our common stock between the dates of grant and exercise. As of December 31, 2019 and 2018, the aggregate STAP awards liability balance was $25.0 million and $72.2 million, respectively. Estimating the fair value of STAP awards requires the use of certain inputs that can materially impact the determination of fair value and the amount of share-based compensation expense (benefit) we recognize. Inputs used in estimating fair value include the price of our common stock, the expected volatility of the price of our common stock, the risk-free interest rate, the expected term of STAP awards, and the expected dividend yield. As of December 31, 2019 and 2018, a one dollar change in our stock price would, holding other factors constant, increase or decrease the fair value of our STAP awards liability by approximately $1.1 million and $1.8 million, respectively.

As of December 31, 2019 and 2018, we held investments in equity securities with readily determinable fair values of $63.0 million and $3.5 million, respectively, which are included in current marketable investments on our consolidated balance sheets. Our investments in these publicly-traded equity securities are recorded at fair value and are subject to market price volatility. Changes in the fair value of these investments are recorded on our consolidated statement of operations within other income (expense), net. As of December 31, 2019 and 2018, a price change of 10 percent would increase or decrease the fair value of these investments by $6.3 million and $0.4 million, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED THERAPEUTICS CORPORATION

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of United Therapeutics Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of United Therapeutics Corporation (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2020, expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-02

As discussed in Note 3 to the consolidated financial statements, the Company changed its method for accounting for lease arrangements in 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the amendments in ASU 2018-11.

Adoption of ASU No. 2014-09

As discussed in Note 3 to the consolidated financial statements, the Company changed its method for accounting for revenue in 2018 due to the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the amendments in ASUs 2015-14, 2016-08, 2016-10, 2016-12, 2016-20 and 2017-14.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the Audit Committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements; and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters on the accounts or disclosures to which they relate.

Revenue Reductions - Accounting for rebates and sales returns
Description of the Matter

At December 31, 2019, accrued rebates and chargebacks were $51.7 million, a portion of which relates to rebates, and accrued sales returns were $14.2 million, and the Company recognized $178.7 million in revenue reductions associated with rebates and chargebacks during the year ended December 31, 2019. As discussed in Note 2 to the consolidated financial statements, the Company recognizes revenues net of rebates and sales returns reserves, commonly referred to as “revenue reductions” or “gross-to-net deductions.” Allowances for rebates include mandated discounts due to the Company’s participation in various government health care programs and contracted discounts with commercial payers. The Company estimates accrued rebates on a product-by-product basis, considering actual revenue, contractual discount rates, expected utilization under each contract, historical payment experience and changes in product pricing and information regarding changes in program regulations and guidelines. The Company accrues for rebates in the same period the product is sold; however, third-party reporting and payment of the rebate amount occur on a time lag.

Terms for sales of Adcirca include a right of return. The Company’s sales return estimate considers the estimated quantity of Adcirca inventory in the distribution channel and the amount that ultimately will not be sold by distributors. The Company’s Adcirca sales return estimate was developed using reports from the Company’s distributors and other third-party data.

Auditing rebates and sales returns reserves is complex due to the time lag associated with third-party reporting of rebate amounts, calculations of government pricing used to determine the rebate price, and the judgmental nature of assumptions (e.g., forecasted sales and forecasted demand) utilized in determining the sales return estimate. The complexities associated with government pricing calculations required the involvement of specialists.

How We Addressed the Matter in Our Audit

We tested controls that address the risks of material misstatement relating to the measurement and valuation of rebates and sales returns reserves. For example, we tested controls over management’s review of the accrued rebate and sales returns calculations, including the significant assumptions and data inputs provided by third parties.

To test rebates, our audit procedures included, among others, evaluating the methodologies and assumptions used and the underlying data used by the Company. We evaluated the assumptions used by management against historical trends, evaluated the change in estimated accruals from the prior periods, and assessed the historical accuracy of the Company’s estimates against actual results. We performed substantive analytics disaggregated by product. We utilized government pricing specialists in evaluating the Company’s government pricing methodology and calculations of government prices used to estimate rebates for a sample of the Company’s products.

To test sales returns, our audit procedures included, among others, evaluating the methodologies and assumptions used and the underlying data used by the Company. We clerically tested the calculation and assessed changes in the Company’s significant assumptions and compared current assumptions to those utilized in historical periods. We evaluated the accuracy of the Company’s estimate of significant assumptions through a comparison of estimated amounts to actual results.

Arena Pharmaceuticals, Inc. (Arena) exclusive license agreement
Description of the Matter

During the year ended December 31, 2019, the Company recognized $800.0 million as acquired in-process research and development expense. As discussed in Note 17 to the consolidated financial statements, the Company entered into an exclusive license agreement with Arena related to ralinepag. The Company paid Arena an upfront payment of $800.0 million. For in-license transactions, the Company evaluated whether the acquisition of ralinepag would be considered the acquisition of a “business”. When the Company determines a business has not been acquired, up-front payments, as well as pre-commercial milestone payments, are immediately expensed as acquired in-process research and development in the period in which they are incurred.

Auditing acquired in-process research and development is complex due to the subjective nature of determining whether the acquired asset includes processes and/or activities with inputs that would be sufficient to constitute a business combination rather than an asset acquisition. The determination has a significant impact on the accounting for the transaction and related disclosures.

How We Addressed the Matter in Our Audit

We tested controls that address the risks of material misstatement relating to the assessment of the arrangement as a business combination or asset acquisition. For example, we tested controls over management’s review and evaluation of the transaction in accordance with the required accounting literature.

To test the acquired in-process research and development, our audit procedures included, among others, evaluating the accounting conclusions reached by the Company, which included an assessment of the nature and structure of the transaction to determine if there were processes and/or activities with inputs that would be sufficient to constitute a business.

Valuation of investments in privately held companies
Description of the Matter

At December 31, 2019, included with the Company’s other non-current assets were $86.0 million of investments in privately held companies. As discussed in Note 2 to the consolidated financial statements, the Company measured these investments using the measurement alternative because the fair values of the investments are not readily determinable. Under the measurement alternative, investments are measured at cost, less any impairment, adjusted for any observable price changes in an orderly transaction for the identical or similar investment of the same issuer.

Auditing investments in privately held companies is complex due to the subjectivity in assessing whether observable price changes have occurred for investments that are similar to the investment the Company holds in the same issuer.

How We Addressed the Matter in Our Audit

We tested controls that address the risks of material misstatement related to the assessment of whether an observable price change in an orderly transaction was for an identical or similar investment of the same issuer.

To test the valuation of investments in privately held companies, our audit procedures included, among others, evaluating the accounting conclusions reached by the Company, which included an assessment of whether observable transactions were identical or substantially similar to the investment the Company holds in the same issuer for transactions that occurred during the year.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2003.

Tysons, Virginia

February 26, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of United Therapeutics Corporation

Opinion on Internal Control over Financial Reporting

We have audited United Therapeutics Corporation’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, United Therapeutics Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019 and the related notes and financial statement schedule of the Company listed in the Index at Item 15(a)(2) and our report dated February 26, 2020, expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

Tysons, Virginia

February 26, 2020

UNITED THERAPEUTICS CORPORATION

Consolidated Balance Sheets

(In millions, except share and per share data)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$738.4	$669.2
Marketable investments	747.5	746.7
Accounts receivable, no allowance for 2019 and 2018	151.4	175.7
Inventories, net	93.4	101.0
Other current assets	133.8	75.4
Total current assets	1,864.5	1,768.0
Marketable investments	767.5	442.6
Goodwill and other intangible assets, net	158.3	170.8
Property, plant and equipment, net	738.5	699.7
Deferred tax assets, net	230.0	95.7
Other non-current assets	154.6	224.2
Total assets	$3,913.4	$3,401.0

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$148.4	$166.1
Line of credit (current)	250.0	—
Share tracking awards plan	25.0	72.2
Other current liabilities	39.6	38.3
Total current liabilities	463.0	276.6
Line of credit (non-current)	600.0	250.0
Other non-current liabilities	70.0	66.6
Total liabilities	1,133.0	593.2
Commitments and contingencies—Note 13
Temporary equity	—	19.2
Stockholders’ equity:
Preferred stock, par value $.01, 10,000,000 shares authorized, no shares issued	—	—
Series A junior participating preferred stock, par value $.01, 100,000 shares authorized, no shares issued	—	—
Common stock, par value $.01, 245,000,000 shares authorized, 70,503,775 and 70,207,581 shares issued, and 43,884,559 and 43,588,365 shares outstanding at December 31, 2019 and 2018, respectively	0.7	0.7
Additional paid-in capital	2,047.9	1,940.2
Accumulated other comprehensive loss	(14.2)	(7.9)
Treasury stock, 26,619,216 shares at December 31, 2019 and 2018	(2,579.2)	(2,579.2)
Retained earnings	3,325.2	3,434.8
Total stockholders’ equity	2,780.4	2,788.6
Total liabilities and stockholders’ equity	$3,913.4	$3,401.0

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

Consolidated Statements of Operations

(In millions, except per share data)

	Year Ended December 31,
	2019	2018	2017
Revenues:
Net product sales	$1,448.8	$1,627.8	$1,725.3
Total revenues	1,448.8	1,627.8	1,725.3
Operating expenses:
Cost of product sales	117.6	198.7	105.7
Research and development	1,182.6	357.9	264.6
Selling, general and administrative	336.2	265.8	330.1
Settlement of loss contingency	—	—	210.0
Total operating expenses	1,636.4	822.4	910.4
Operating (loss) income	(187.6)	805.4	814.9
Interest income	44.2	28.6	10.9
Interest expense	(44.2)	(13.9)	(9.0)
Other income (expense), net	22.6	(7.7)	2.3
Impairments of investments in privately-held companies	—	(53.5)	(49.6)
Total other income (expense), net	22.6	(46.5)	(45.4)
(Loss) income before income taxes	(165.0)	758.9	769.5
Income tax benefit (expense)	60.5	(169.7)	(351.6)
Net (loss) income	$(104.5)	$589.2	$417.9
Net (loss) income per common share:
Basic	$(2.39)	$13.54	$9.50
Diluted	$(2.39)	$13.39	$9.31
Weighted average number of common shares outstanding:
Basic	43.8	43.5	44.0
Diluted	43.8	44.0	44.9

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

Consolidated Statements of Comprehensive Income

(In millions)

	Year Ended December 31,
	2019	2018	2017
Net (loss) income	$(104.5)	$589.2	$417.9
Other comprehensive (loss) income:
Foreign currency translation gains	—	—	0.2
Defined benefit pension plan:
Actuarial (loss) gain arising during period, net of tax	(10.6)	10.7	(1.7)
Amortization of actuarial gain and prior service cost included in net periodic pension cost and settlement, net of tax	(1.7)	1.4	0.6
Total defined benefit pension plan, net of tax	(12.3)	12.1	(1.1)
Unrealized gain (loss) on available-for-sale securities, net of tax	6.0	(0.4)	(1.9)
Other comprehensive (loss) income, net of tax	(6.3)	11.7	(2.8)
Comprehensive (loss) income	$(110.8)	$600.9	$415.1

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

Consolidated Statements of Stockholders’ Equity

(In millions)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Treasury	Retained	Stockholders’
	Shares	Amount	Capital	Loss	Stock	Earnings	Equity
Balance, December 31, 2016	69.3	$0.7	$1,813.5	$(16.8)	$(2,379.6)	$2,433.5	$1,851.3
Net income	—	—	—	—	—	417.9	417.9
Foreign currency translation adjustments	—	—	—	0.2	—	—	0.2
Unrealized loss on available-for-sale securities	—	—	—	(1.9)	—	—	(1.9)
Defined benefit pension plan	—	—	—	(1.1)	—	—	(1.1)
Shares issued under employee stock purchase plan	0.1	—	4.1	—	—	—	4.1
Shares issued upon expiration of warrants	—	—	(53.2)	—	53.2	—	—
Repurchase of shares	—	—	2.8	—	(252.8)	—	(250.0)
Exercise of stock options	0.5	—	39.9	—	—	—	39.9
Share-based compensation	—	—	46.4	—	—	—	46.4
Cumulative effect of accounting change	—	—	0.7	—	—	(5.8)	(5.1)
Consolidation of variable interest entity	—	—	0.1	—	—	—	0.1
Balance, December 31, 2017	69.9	0.7	1,854.3	(19.6)	(2,579.2)	2,845.6	2,101.8
Net income	—	—	—	—	—	589.2	589.2
Unrealized loss on available-for-sale securities	—	—	—	(0.4)	—	—	(0.4)
Defined benefit pension plan	—	—	—	12.1	—	—	12.1
Shares issued under employee stock purchase plan	—	—	3.9	—	—	—	3.9
Restricted stock units withheld for taxes	—	—	(0.1)	—	—	—	(0.1)
Exercise of stock options	0.3	—	15.6	—	—	—	15.6
Share-based compensation	—	—	66.5	—	—	—	66.5
Balance, December 31, 2018	70.2	0.7	1,940.2	(7.9)	(2,579.2)	3,434.8	2,788.6
Net loss	—	—	—	—	—	(104.5)	(104.5)
Unrealized gain on available-for-sale securities	—	—	—	6.0	—	—	6.0
Defined benefit pension plan	—	—	—	(12.3)	—	—	(12.3)
Shares issued under employee stock purchase plan	—	—	4.1	—	—	—	4.1
Common stock issued for RSUs vested	0.1	—	—	—	—	—	—
Restricted stock units withheld for taxes	—	—	(2.1)	—	—	—	(2.1)
Exercise of stock options	0.2	—	9.9	—	—	—	9.9
Share-based compensation	—	—	85.1	—	—	—	85.1
Cumulative effect of accounting change	—	—	—	—	—	(5.1)	(5.1)
Reclassification from temporary equity to permanent equity(1)	—	—	10.8	—	—	—	10.8
Deconsolidation of variable interest entity	—	—	(0.1)	—	—	—	(0.1)
Balance, December 31, 2019	70.5	$0.7	$2,047.9	$(14.2)	$(2,579.2)	$3,325.2	$2,780.4
(1)	Pursuant to a license agreement with Toray Industries Inc. (Toray), we issued 200,000 shares of our common stock (which have since split into 400,000 shares) to Toray in 2007, and provided Toray the right to require us to repurchase the shares at a price of $27.21 per share (the Put Right), which resulted in classification of such shares within temporary equity. During the second quarter of 2019, we terminated our license agreement with Toray and the Put Right no longer exists. As a result, upon the termination of the license agreement, we reclassified $10.8 million from temporary equity to additional paid-in capital during the second quarter of 2019.

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION

Consolidated Statements of Cash Flows

(In millions)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net (loss) income	$(104.5)	$589.2	$417.9
Adjustments to reconcile net (loss) income to net cash (used in)/provided by operating activities:
Depreciation and amortization	45.9	35.9	31.0
Share-based compensation expense (benefit)	45.4	(26.4)	73.5
Impairments of investments in privately-held companies	—	53.5	49.6
Asset impairment charges	17.2	—	—
Other	(29.7)	1.8	(19.4)
Changes in operating assets and liabilities:
Accounts receivable	24.4	121.4	(82.7)
Inventories	12.9	9.3	(0.5)
Accounts payable and accrued expenses	(16.3)	(11.0)	66.2
Other assets and liabilities	(201.9)	4.7	(61.4)
Net cash (used in) provided by operating activities	(206.6)	778.4	474.2
Cash flows from investing activities:
Purchases of property, plant and equipment	(83.7)	(184.4)	(86.3)
Proceeds from sale of property, plant and equipment	—	—	8.3
Deposits	—	(46.0)	—
Purchases of held-to-maturity and other investments	—	(99.3)	(51.8)
Sales/maturities of held-to-maturity investments	39.7	88.6	52.9
Purchases of available-for-sale investments	(1,271.5)	(762.7)	(718.4)
Sales/maturities of available-for-sale investments	980.1	312.3	20.0
Sales of investments in equity securities	20.5	—	—
Purchases of investments in privately-held companies	(8.0)	(5.0)	(60.4)
Decrease in cash due to deconsolidation of variable interest entity	(12.5)	—	—
Consolidation of variable interest entity	—	—	0.1
Acquisition, net of cash acquired	—	(124.1)	—
Net cash used in investing activities	(335.4)	(820.6)	(835.6)
Cash flows from financing activities:
Proceeds from line of credit	800.0	250.0	250.0
Repayment of line of credit	(200.0)	(250.0)	—
Payments of debt issuance costs	(0.7)	(13.2)	(0.7)
Payments to repurchase common stock	—	—	(250.0)
Proceeds from the exercise of stock options	9.9	15.6	39.9
Proceeds from the issuance of stock under employee stock purchase plan	4.1	3.9	4.1
Restricted stock units withheld for taxes	(2.1)	—	—
Net cash provided by financing activities	611.2	6.3	43.3
Effect of exchange rate changes on cash and cash equivalents	—	—	0.2
Net increase (decrease) in cash and cash equivalents	69.2	(35.9)	(317.9)
Cash and cash equivalents, beginning of year	669.2	705.1	1,023.0
Cash and cash equivalents, end of year	$738.4	$669.2	$705.1
Supplemental cash flow information:
Cash paid for interest	$41.0	$9.4	$7.5
Cash paid for income taxes	$120.2	$102.7	$346.9
Cash paid for settlement of loss contingency	$—	$—	$210.0
Non-cash investing and financing activities:
Non-cash additions to property, plant and equipment	$54.5	$11.5	$11.5

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements of United Therapeutics Corporation and its consolidated subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of our consolidated financial statements in accordance with GAAP requires our management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of our consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on assumptions regarding historical experience, currently available information and anticipated developments that we believe are reasonable and appropriate. However, because the use of estimates involves an inherent degree of uncertainty, actual results could differ from those estimates. Estimates are used for, but not limited to, revenue recognition, share-based compensation, determining the fair value of assets acquired and liabilities assumed in business combinations, marketable investments, fair value measurements (including those related to contingent consideration), inventory reserves, investments in privately-held companies, income taxes, goodwill and other intangible assets, and obligations related to our Supplemental Executive Retirement Plan.

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

Marketable Investments

Our marketable investments are primarily debt securities that we classify as available-for-sale. If we have both the positive intent and the ability to hold the securities until maturity, the securities are classified as held-to-maturity. We determine the appropriate classification of the securities at the time they are acquired and evaluate the appropriateness of such classifications at each balance sheet date. Available-for-sale debt securities are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive (loss) income in stockholders’ equity, until realized. Held-to-maturity debt securities are recorded at amortized cost, adjusted for the amortization of discounts or premiums. Related discounts and premiums are amortized over the term of these securities as an adjustment to the yield using the effective interest method. Marketable investments are classified as either current or non-current assets on our consolidated balance sheets based on their contractual maturity dates.

We monitor our investment portfolio for impairment quarterly or more frequently if circumstances warrant. In the event that the carrying value of a debt security exceeds its fair value and the decline in value is determined to be other-than-temporary, we record an impairment charge within earnings attributable to the estimated credit loss. In determining whether a decline in the value of an investment is other-than-temporary, we evaluate currently available factors that may include, among others: (1) general market conditions; (2) the duration and extent to which fair value has been less than the carrying value; (3) the investment issuer’s financial condition and business outlook; and (4) our assessment as to whether it is more likely than not that we will be required to sell a security prior to recovery of its amortized cost basis.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value and consist of the following, net of reserves (in millions):

	As of December 31,
	2019	2018
Raw materials	$21.1	$24.3
Work-in-progress	29.1	28.0
Finished goods	43.2	48.7
Total inventories	$93.4	$101.0

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Goodwill and Other Intangible Assets

The carrying amount of goodwill is not amortized but is subject to annual impairment testing. We conduct our impairment testing of goodwill annually during the fourth quarter, or more frequently if impairment indicators exist. Initially, we evaluate various pertinent qualitative factors to assess whether it is more likely than not that the fair value of a reporting unit to which goodwill has been assigned is less than its carrying value. Such qualitative factors can include, among others: (1) industry and market conditions; (2) present and anticipated sales and cost factors; and (3) overall financial performance. If we conclude based on our qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we then measure the fair value of the reporting unit and compare its fair value to its carrying value (Step 1 of the goodwill impairment test). If the carrying amount of the reporting unit exceeds its fair value, then the amount of an impairment loss, if any, is measured as the excess of the recorded amount of goodwill over its implied fair value (Step 2 of the goodwill impairment test). We used a qualitative assessment for our goodwill impairment testing for 2019 and 2018. During the year ended December 31, 2019, we wrote off $3.5 million of goodwill related to the deconsolidation of a variable interest entity, as discussed below. There were no impairment losses related to goodwill during the year ended December 31, 2018.

Indefinite-lived intangible assets are not amortized but are evaluated annually or more frequently for impairment if impairment indicators exist. Our indefinite-lived intangible assets include purchased in-process research and development (IPR&D) assets, which were measured at their estimated fair values as of their acquisition dates. We used a qualitative assessment for our indefinite-lived intangible asset impairment testing. During the year ended December 31, 2019, we recognized an impairment charge of $8.8 million related to an IPR&D asset associated with our terminated license agreement with the variable interest entity, as discussed below. There were no impairment losses related to indefinite-lived intangible assets during the year ended December 31, 2018.

Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. Impairment losses are measured and recognized to the extent the carrying value of such assets exceeds their fair value. We recorded no impairment losses during the years ended December 31, 2019 and 2018 related to intangible assets subject to amortization.

Goodwill and other intangible assets comprise the following (in millions):

	As of December 31, 2019			As of December 31, 2018
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Goodwill	$28.0	$—	$28.0	$31.5	$—	$31.5
Other intangible assets:
Technology, patents and trade names	6.7	(5.3)	1.4	6.7	(5.1)	1.6
In-process research and development(1)	128.9	—	128.9	137.7	—	137.7
Total	$163.6	$(5.3)	$158.3	$175.9	$(5.1)	$170.8
(1)	In 2018, we determined the fair value of an IPR&D asset resulting from our acquisition of SteadyMed Ltd. using the multi-period earnings method under the income approach. This method reflects the present value of the projected cash flows that are expected to be generated by the IPR&D, less charges representing the required return on other assets to sustain those cash flows.

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

In June 2019, we elected to terminate our license agreement with the variable interest entity (VIE) discussed under Note 4—Investments—Deconsolidation of a Variable Interest Entity. Because we will not pursue further development of the related IPR&D asset, we fully impaired the IPR&D asset, recognizing an impairment charge of $8.8 million during the second quarter of 2019. Upon deconsolidation of the VIE in the third quarter of 2019, we wrote off $3.5 million of goodwill associated with our investment in the VIE.

Related amortization expense for the years ended December 31, 2019, 2018 and 2017, was $0.2 million, $0.1 million and $0.5 million, respectively. As of December 31, 2019, aggregate amortization expense related to definite-lived intangible assets for each of the five succeeding years and thereafter is estimated at less than $1.0 million per year.

Property, Plant and Equipment

Property, plant and equipment is recorded at cost and depreciated over its estimated useful life using the straight-line method. The estimated useful lives of property, plant and equipment by major category are as follows:

Land improvements	15 Years
Buildings	25-39 Years
Building improvements	10-39 Years
Furniture, equipment and vehicles	3-25 Years
Leasehold improvements	Remaining lease term, or the estimated useful life of the improvement, whichever is shorter

Property, plant and equipment consists of the following (in millions):

	As of December 31,
	2019	2018
Land and land improvements	$74.4	$69.0
Buildings, building improvements and leasehold improvements	573.3	533.3
Buildings under construction	42.0	126.5
Furniture, equipment and vehicles	318.2	205.5
	1,007.9	934.3
Less—accumulated depreciation	(269.4)	(234.6)
Property, plant and equipment, net	$738.5	$699.7

Depreciation expense for the years ended December 31, 2019, 2018 and 2017, was $45.7 million, $35.8 million and $30.5 million, respectively.

In connection with the completion of construction in the third quarter of 2019 of a building we own, we leased part of the space in the building to another entity as part of a broader collaboration. In 2019, we reclassified $23.7 million of property, plant and equipment, net to other non-current assets on our consolidated balance sheets. For more information, refer to Note 3—Recently Issued Accounting Standards—Accounting Standards Adopted.

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Buildings under construction consists of direct costs related to our construction projects.

Investments in Privately-Held Companies

We measure our non-controlling equity investments in privately-held companies using the measurement alternative because the fair values of these investments are not readily determinable. Under this alternative, the investments are measured at cost, less any impairment, adjusted for any observable price changes. We monitor these investments individually for any observable price changes or impairment indicators. We adjust the measurement of these investments for observable price changes in orderly transactions for the identical or a similar investment of the same issuer. We consider relevant transactions, including any potential funding opportunities, which occur on or before the balance sheet date in evaluating whether any observable price changes have occurred. When a relevant transaction is identified, a careful review of the attendant rights and obligations is necessary to evaluate whether such transaction is deemed to be a similar or identical investment. We include our investments in privately-held companies within other non-current assets on our consolidated balance sheets.

These investments are subject to a periodic impairment review and if impaired, the investment is measured and recorded at fair value in accordance with ASC 820, Fair Value Measurements. At each reporting date, we review these investments individually for impairment by evaluating whether events or circumstances have occurred that may have a significant adverse effect on the fair value of the investments. If such events or circumstances have occurred, we will estimate the fair value of the investment. In such cases, we determine the estimated fair value of the investment using unobservable inputs including assumptions by the company’s management.

Treasury Stock

Repurchased treasury stock is recorded at cost, including commissions and fees. The cost of treasury shares sold or reissued is determined using the first-in, first-out method. Related gains and losses on sales of treasury stock are recognized as adjustments to stockholders’ equity.

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

See Note 14—Segment Information, for information on revenues disaggregated by commercial product, geographic area and customer.

Gross-to-Net Deductions

As is customary in the pharmaceutical industry, our product sales are recorded net of various forms of gross-to-net deductions. These deductions vary the consideration to which we are entitled in exchange for the sale of our products to our distributors, and include reserves for: (1) rebates and chargebacks; (2) prompt payment discounts; (3) allowance for sales returns; and (4) distributor fees and other allowances. We estimate these reserves in the same period that we recognize revenue for product sales to distributors. The net product sales amount recognized represents the amount we believe will not be subject to a significant future reversal of revenue.

Estimating gross-to-net deductions involves the use of significant assumptions and judgments, as well as information obtained from external sources. For our rebate and chargeback liabilities, in particular, the time lag experienced in the payment of the rebate or chargeback may result in revisions of these accruals in future periods. However, based on our significant history and experience estimating these accruals and our development of these accruals based on the expected value method, we do not believe there will be significant changes to our estimates recorded during the period of sale. We recognized an aggregate $2.3 million decrease in our net product sales for the year ended December 31, 2019 and an aggregate $8.8 million increase in our net product sales for the year ended December 31, 2018, related to revenue recognized from product sales in prior periods. In 2018 we recorded a change in estimate that resulted in the reversal of an estimated liability for Medicaid rebates of $13.6 million, which had initially been recorded in 2017. Additional adjustments to accruals for prior periods primarily related to our participation in state Medicaid programs and contracts with commercial payers.

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Rebates and chargebacks.    Allowances for rebates include mandated discounts due to our participation in various government health care programs and contracted discounts with commercial payers. We estimate our rebate liability on a product-by-product basis, considering actual revenue, contractual discount rates, expected utilization under each contract and historical payment experience. We also consider changes in our product pricing and information regarding changes in program regulations and guidelines. Our chargebacks represent contractual discounts payable to distributors for the difference between the invoice price paid to us by the distributor for a particular product and the contracted price that the distributor’s customer pays for that product. Our chargebacks primarily relate to sales of Adcirca. We estimate our chargeback liability on a product-by-product basis, primarily considering historical payment experience. Although we accrue a liability for rebates and chargebacks in the same period the product is sold, third-party reporting and payment of the rebate or chargeback amount occur on a time lag, with the majority of rebates and chargebacks paid within six months from date of sale. Our liability for rebates and chargebacks is included in accounts payable and accrued expenses on our consolidated balance sheets. At December 31, 2019 and 2018, our accrued rebates and chargebacks were $51.7 million and $54.7 million, respectively. In addition, during the years ended December 31, 2019, 2018 and 2017, we recognized $178.7 million, $223.7 million and $241.5 million, respectively, in revenue deductions associated with rebates and chargebacks.

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

Product returns.    The sales terms for Adcirca and Unituxin include return rights that extend throughout the distribution channel. For Adcirca, we recognize an allowance for returns as customers have the right to return expired product for up to 12 months past the product’s expiration date (generally 24 to 36 months after the initial sale). Returned product is destroyed. Regulatory exclusivity for Adcirca expired in May 2018, and generic versions of Adcirca became available for purchase beginning in the third quarter of 2018. Due to the availability of the generic versions, we have experienced a significant decline in Adcirca demand, which could result in inventory held by distributors and other downstream customers expiring unsold. Our allowance for product returns for Adcirca as of December 31, 2019 and 2018 is $14.2 million and $22.4 million, respectively. We record our allowance for product returns in other current and non-current liabilities on our consolidated balance sheets. We developed our returns liability as of December 31, 2019 and 2018, based on our estimate of the amount of Adcirca inventory in the downstream channel and the amount of that inventory that we expect will not be sold by distributors. The estimates were developed using reports from our distributors and other third-party data, including the historical impact of generic entrants on other branded products that we deemed comparable to Adcirca. During the year ended December 31, 2019, we recognized a $6.2 million decrease in revenue deductions associated with our allowance for product returns. During the years ended December 31, 2018 and 2017, we recognized an increase of $17.5 million and $0.9 million, respectively, in revenue deductions associated with our allowance for product returns.

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

Trade Receivables

We invoice and receive payment from our customers after we recognize revenue, resulting in receivables from our customers that are presented as accounts receivable on our consolidated balance sheets. Accounts receivable consist of short-term amounts due from our distributors (generally 30 to 90 days) and are stated at the amount we expect to collect. We establish an allowance for doubtful accounts, if deemed necessary, based on our assessment of the collectability of specific distributor accounts. We did not recognize any impairment losses for accounts receivable for each of the years ended December 31, 2019 and 2018. Changes in accounts receivable are primarily due to the timing and magnitude of orders of our products, the timing of when control of our products is transferred to our distributors and the timing of cash collections.

Adcirca

Adcirca is manufactured for us by Lilly and distributed through its pharmaceutical wholesaler network on our behalf. Specifically, Lilly handles all of the administrative functions associated with the sale of Adcirca on our behalf, including the receipt and processing of customer purchase orders, shipment to customers, and invoicing and collection of customer payments. We recognize sales of Adcirca on a gross basis (net of reserves for gross-to-net deductions) based on our determination that we are acting as a principal due to our control of the product prior to its transfer to our customers. Our control is evidenced by our substantive ownership of product inventory, the fact that we bear all inventory risks, our primary responsibility for the acceptability of the product to our customers, and our ability to influence net product sales through our contracting decisions with commercial payers and participation in governmental-funded programs.

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

As part of our business strategy, we may in-license the rights to develop and commercialize product candidates. For each in-license transaction, we evaluate whether we have acquired processes or activities along with inputs that would be sufficient to constitute a “business” as defined under GAAP. As defined under GAAP, a “business” consists of inputs and processes applied to those inputs that have the ability to create outputs. Although businesses usually have outputs, outputs are not required for an integrated set of activities to qualify as a business. When we determine that we have not acquired sufficient processes or activities to constitute a business, any up-front payments, as well as pre-commercial milestone payments, are immediately expensed as acquired IPR&D in the period in which they are incurred. Milestone payments made to third parties subsequent to regulatory approval are capitalized as intangible assets and amortized over the estimated remaining useful life of the related product.

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

We recognize the following costs, among others, as research and development expense in the period related costs are incurred:

●	costs associated with in-house or contracted manufacturing activities prior to receiving FDA approval for such facilities, or for major unproven changes to our manufacturing processes;
●	costs incurred in-licensing the rights to technologies in the research and development stage that have no alternative future use; and
●	up-front payments made in connection with arrangements to obtain license and distribution rights to pharmaceutical product candidates prior to regulatory approval, absent any alternative future use.

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

Earnings per Share

Basic (loss) earnings per share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding during the period. Diluted (loss) earnings per common share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding during the period, plus the potential dilutive effect of other securities if such securities were converted or exercised. During periods in which we incur net losses, both basic and diluted loss per share are calculated by dividing the net loss by the weighted average shares outstanding. Potentially dilutive securities are excluded from the calculation because their effect would be anti-dilutive.

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

Upon adoption of this standard, we recognized a right-of-use asset of $8.2 million, and a corresponding lease liability of the same amount, related to our operating leases as of January 1, 2019. In addition, we recognized a cumulative-effect adjustment for the de-recognition of our build-to-suit leases as these leases no longer qualify for build-to-suit accounting and have instead been recognized as operating leases under ASC 842. The adjustment resulted in a decrease to retained earnings of $5.1 million, which is net of a tax benefit. At adoption, our weighted average remaining lease term was 3.0 years and our weighted-average discount rate was 4.9%.

Supplemental balance sheet information related to operating leases was as follows (in millions):

	Financial Statement Line Item on our	December 31,	January 1,
Operating Leases	Consolidated Balance Sheets	2019	2019
Right-of-use assets	Other non-current assets	$4.8	$8.2
Current lease liabilities	Other current liabilities	$1.8	$4.1
Non-current lease liabilities	Other non-current liabilities	3.0	4.1
Total operating lease liabilities		$4.8	$8.2

In connection with completion of construction in the third quarter of 2019 of a building we own, we leased part of the space in the building to another entity as part of a broader collaboration. The lease is accounted for as a sales-type lease. In 2019, we reclassified $23.7 million of property, plant and equipment, net to other non-current assets on our consolidated balance sheets. Our activities under the broader collaboration were immaterial for the year ended December 31, 2019.

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

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, to eliminate or modify certain disclosure rules that are redundant, outdated, or duplicative of U.S. GAAP or other regulatory requirements. Among other changes, the amendments eliminated the annual requirement to disclose the high and low trading prices of our common stock. In addition, the amendments expanded the disclosure requirements related to the analysis of shareholders’ equity for interim financial statements. An analysis of the changes in each caption of shareholders’ equity presented in the balance sheet must be provided in a note or separate statement, and we provided this disclosure in a separate statement (Consolidated Statements of Stockholders’ Equity) beginning in the first quarter of 2019.

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

Accounting Standards Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which introduces new guidance for estimating credit losses on certain types of financial instruments based on expected losses and the timing of the recognition of such losses. ASU 2016-13 will be effective for interim and annual reporting periods beginning after December 15, 2019. We identified all of our financial instruments that could be impacted by the new standard as well as gathered data required to comply with the guidance. We updated our internal controls, business processes, and accounting policies related to both the implementation of, and ongoing compliance with, the new guidance. Although we are still finalizing our evaluation of the standard update and the quantification of its impact, we do not expect its adoption will have a material impact.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13), which eliminates, adds and modifies certain disclosure requirements for fair value measurements. ASU 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our financial statements.

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

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes by removing certain exceptions to the general principles of Topic 740, Income Taxes and also improves consistent application by clarifying and amending existing guidance. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. We are currently evaluating the impact of this guidance on our financial statements.

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

4. Investments

Marketable Investments

Available-for-Sale Debt Securities

Available-for-sale debt securities are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive loss in stockholders’ equity, until realized. Available-for-sale debt securities consisted of the following (in millions):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
As of December 31, 2019	Cost	Gains	Losses	Value
U.S. government and agency securities	$1,225.2	$2.9	$(0.2)	$1,227.9
Corporate debt securities	222.4	1.7	—	224.1
Total	$1,447.6	$4.6	$(0.2)	$1,452.0
Reported under the following captions on our consolidated balance sheets:
Current marketable investments				684.5
Non-current marketable investments				767.5
Total				$1,452.0

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
As of December 31, 2018	Cost	Gains	Losses	Value
U.S. government and agency securities	$1,077.4	$0.7	$(3.9)	$1,074.2
Corporate debt securities	72.3	—	(0.3)	72.0
Total	$1,149.7	$0.7	$(4.2)	$1,146.2
Reported under the following captions on our consolidated balance sheets:
Current marketable investments				705.8
Non-current marketable investments				440.4
Total				$1,146.2

The following table summarizes the contractual maturities of available-for-sale marketable investments (in millions):

	As of December 31, 2019
	Amortized	Fair
	Cost	Value
Due within one year	$683.3	$684.5
Due in one to three years	764.3	767.5
Total	$1,447.6	$1,452.0

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

4. Investments (Continued)

Held-to-Maturity Investments

Our current and long-term marketable investments included zero and $39.6 million of investments classified as held-to-maturity as of December 31, 2019 and 2018, respectively. Marketable investments classified as held-to-maturity were comprised of government-sponsored enterprises and corporate notes and bonds. We did not intend to sell these securities, nor was it more likely than not that we would be required to sell them prior to the recovery of their amortized cost basis. Furthermore, we did not believe that these securities exposed us to undue market risk or counterparty credit risk. As such, we did not consider these securities to be other than temporarily impaired.

Investments in Equity Securities with Readily Determinable Fair Values

We held investments in equity securities with readily determinable fair values of $63.0 million and $3.5 million as of December 31, 2019 and December 31, 2018, respectively, which are included in current marketable investments on our consolidated balance sheets. In 2019, two of the privately-held companies in which we had invested, completed their initial public offerings and their common stock began trading on the Nasdaq Stock Market. As a result, the equity securities we own in these companies are now recorded at fair value rather than reflected as investments in privately-held companies. Changes in the fair value of publicly traded equity securities are recorded on our consolidated statements of operations within other income (expense), net. Refer to Note 5-Fair Value Measurements.

Investments in Privately-Held Companies

As of December 31, 2019, we maintained non-controlling equity investments in privately-held companies of $86.0 million in the aggregate. Adjustments to the carrying values of these securities were not material for the years ended December 31, 2019 and 2018. We made payments of $8.0 million and $5.0 million for investments in privately-held companies during the years ended December 31, 2019 and 2018, respectively.

During the years ended December 31, 2019, 2018 and 2017, we recorded zero, $53.5 million and $49.6 million , respectively, of impairment charges related to our investments in privately-held companies.

Consolidation of a Variable Interest Entity

In August 2019, we entered into an operating agreement and trust agreement related to the expected contribution of an asset to a newly created trust of which we are the beneficiary. The trust was created for legal and administrative purposes and is not expected to make future purchases. As the operator of the asset, we are required to incur all future expenses related to the operation and maintenance of the asset. Accordingly, the trust is deemed a VIE because it relies on our capital to sustain future operating expenses. We are deemed the primary beneficiary of the VIE because we are the sole provider of financial support and can unilaterally remove the trustee without cause. Accordingly, we consolidate the VIE’s balance sheet and results of operations.

As of December 31, 2019, our consolidated balance sheets included a $57.6 million asset due to the consolidation of this VIE included within property, plant and equipment, net. During the fourth quarter of 2019, the asset in the trust was reclassified from other non-current assets to property, plant and equipment, net on our consolidated balance sheets upon being placed into service. Upon consolidating the VIE, which was not deemed a business as defined in ASC 805, Business Combinations, no gain or loss was recognized. This VIE has no recourse against our assets and general credit, and the VIE assets cannot be used to settle the VIE liabilities. Our total risk of loss is the asset we contributed of $57.6 million.

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

4. Investments (Continued)

Deconsolidation of a Variable Interest Entity

In April 2017, we made a $7.5 million minority equity investment in a privately-held company. In addition to our investment, we entered into an exclusive license, development and commercialization agreement (the License Agreement) with this company. The License Agreement entitled us to control rights sufficient to require us to regard the company as a VIE and to consolidate the company’s balance sheet and results of operations as the primary beneficiary of this company.

In June 2019, we elected to terminate the License Agreement. The termination of the License Agreement caused us to impair an associated IPR&D asset during the second quarter of 2019 and recognize an impairment charge of $8.8 million, which is included within research and development expense on our consolidated statements of operations. Upon effectiveness of the termination of the License Agreement in the third quarter of 2019, we no longer have the power to direct the entity’s activities. Consequently, we deconsolidated the entity in the third quarter of 2019. Our deconsolidation of the entity’s balance sheet, which included $3.5 million of goodwill and $8.4 million of temporary equity, resulted in a net deconsolidation loss of $2.0 million. We have no further obligations to fund the entity, and our maximum exposure to loss is equal to the carrying value of our retained interest. We now account for our equity investment in this privately-held company using the equity method of accounting because we have the ability to exercise significant influence over the operating and financial policies of the entity, but we no longer have a controlling financial interest.

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

We account for certain assets and liabilities at fair value and classify these assets and liabilities within the fair value hierarchy. Our other current assets and other current liabilities have fair values that approximate their carrying values.

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

5. Fair Value Measurements (Continued)

Assets and liabilities subject to fair value measurements are as follows (in millions):

	As of December 31, 2019
	Level 1	Level 2	Level 3	Balance
Assets
Money market funds(1)	$270.0	$—	$—	$270.0
Time deposits(2)	—	87.3	—	87.3
U.S. government and agency securities(3)	—	1,227.9	—	1,227.9
Corporate debt securities(3)	—	224.1	—	224.1
Equity securities(4)	63.0	—	—	63.0
Total assets	$333.0	$1,539.3	$—	$1,872.3
Liabilities
Contingent consideration(5)	—	—	13.4	13.4
Total liabilities	$—	$—	$13.4	$13.4

	As of December 31, 2018
	Level 1	Level 2	Level 3	Balance
Assets
Money market funds (1)	$247.6	$—	$—	$247.6
Time deposits(2)	—	35.9	—	35.9
U.S. government and agency securities(3)	—	1,074.2	—	1,074.2
Corporate debt securities(3)	—	75.7	—	75.7
Equity securities(4)	3.5	—	—	3.5
Total assets	$251.1	$1,185.8	$—	$1,436.9
Liabilities
Contingent consideration (5)	—	—	13.4	13.4
Total liabilities	$—	$—	$13.4	$13.4
(1)	Included in cash and cash equivalents on our consolidated balance sheets.
(2)	Included in cash and cash equivalents and current marketable investments on our consolidated balance sheets. The fair value of these securities is principally measured or corroborated by trade data for identical securities in which related trading activity is not sufficiently frequent to be considered a Level 1 input or comparable securities that are more actively traded.
(3)	Included in cash and cash equivalents and current and non-current marketable investments on our consolidated balance sheets. Refer to Note 4—Investments—Marketable Investments—Available-for-Sale Debt Securities for further information. The fair value of these securities is principally measured or corroborated by trade data for identical securities for which related trading activity is not sufficiently frequent to be considered a Level 1 input or comparable securities that are more actively traded.
(4)	Included in current marketable investments on our consolidated balance sheets. The fair value of these securities is based on quoted market prices for identical instruments in active markets. During the year ended December 31, 2019, we recognized $21.4 million of net unrealized and realized gains on these securities and recorded these gains on our consolidated statements of operations within other income (expense), net. Refer to Note 4—Investments—Marketable Investments—Investments in Equity Securities with Readily Determinable Fair Values.

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

5. Fair Value Measurements (Continued)

(5)	Included in non-current liabilities on our consolidated balance sheets. The fair value of contingent consideration has been estimated using probability-weighted discounted cash flow models (DCFs). The DCFs incorporate Level 3 inputs including estimated discount rates that we believe market participants would consider relevant in pricing and the projected timing and amount of cash flows, which are estimated and developed, in part, based on the requirements specific to each acquisition agreement. The change in the fair value of contingent consideration for the year ended December 31, 2019 was not material.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of their short maturities. The fair values of our marketable investments and contingent consideration are reported above within the fair value hierarchy. The carrying value of our debt is a reasonable estimate of the fair value of the outstanding debt based on the variable interest rate of the debt.

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following by major categories (in millions):

	As of December 31,
	2019	2018
Accounts payable	$9.9	$23.1
Accrued expenses:
Sales related (royalties, rebates and fees)	71.5	81.0
Payroll related	43.4	37.9
Other	23.6	24.1
Total accrued expenses	$138.5	$143.0
Total accounts payable and accrued expenses	$148.4	$166.1

7. Debt

2018 Credit Agreement

In June 2018, we entered into a credit agreement (the 2018 Credit Agreement) with Wells Fargo Bank, National Association (Wells Fargo), as administrative agent and a swingline lender, and various other lender parties, providing for: (1) an unsecured revolving credit facility of up to $1.0 billion; and (2) a second unsecured revolving credit facility of up to $500.0 million (which facilities may, at our request, be increased by up to $300.0 million in the aggregate subject to obtaining commitments from existing or new lenders for such increase and other conditions). In accordance with the terms of the 2018 Credit Agreement, in June 2019, we extended the maturity date of the 2018 Credit Agreement by one year, to June 2024. The 2018 Credit Agreement provides the lenders the ability to extend the maturity date by one additional year, to June 2025, if we request such an extension.

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

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

7. Debt (Continued)

On June 27, 2018, we borrowed $250.0 million under the 2018 Credit Agreement, and used the funds to repay outstanding indebtedness under the 2016 Credit Agreement as discussed below under 2016 Credit Agreement.

On January 24, 2019, we paid $800.0 million under our exclusive license agreement with Arena Pharmaceuticals, Inc. (Arena) and funded the payment by borrowing $800.0 million under the 2018 Credit Agreement. In 2019, we paid down $200.0 million on our revolving credit facility under the 2018 Credit Agreement. This brought our aggregate outstanding balance under the 2018 Credit Agreement to $850.0 million as of December 31, 2019. Although our credit facility matures in 2024, we classified $250.0 million of the outstanding balance as a current liability on our consolidated balance sheet as of December 31, 2019 as we intend to repay this amount within one year.

The 2018 Credit Agreement contains customary events of default and customary affirmative and negative covenants. As of December 31, 2019, we were in compliance with these covenants. Lung Biotechnology PBC is our only subsidiary that guarantees our obligations under the 2018 Credit Agreement though, from time to time, one or more of our other subsidiaries may be required to guarantee our obligations.

In connection with the 2018 Credit Agreement, we capitalized debt issuance costs, which are being amortized to interest expense over the contractual term of the 2018 Credit Agreement. As of December 31, 2019, $3.4 million was recorded in other current assets and $9.3 million in other non-current assets on our consolidated balance sheets.

2016 Credit Agreement

In January 2016, we entered into a credit agreement (the 2016 Credit Agreement) with Wells Fargo, as administrative agent and a swingline lender, and various other lender parties, providing for an unsecured revolving credit facility of up to $1.0 billion. On June 1, 2017, we borrowed $250.0 million under this facility and used the funds to initiate an accelerated share repurchase program. Refer to Note 10—Stockholders’ Equity—Share Repurchases.

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

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

7. Debt (Continued)

Interest Expense

Details of interest expense presented on our consolidated statements of operations are as follows (in millions):

	Year Ended December 31,
	2019	2018	2017
Credit Facility interest expense (1)	$44.2	$13.9	$7.1
Other interest expense	—	—	1.9
Total interest expense	$44.2	$13.9	$9.0
(1)	Represents interest expense related to debt and amortization of issuance costs associated with our 2018 and 2016 Credit Agreements.

8. Temporary Equity

Temporary equity included certain equity securities that: (1) had redemption features outside our control; (2) were not classified as an asset or liability; (3) were excluded from permanent stockholders’ equity; and (4) were not mandatorily redeemable. Amounts included in temporary equity related to securities that were redeemable at a fixed or determinable price.

Components comprising the carrying value of temporary equity include the following (in millions):

	As of December 31,
	2019	2018
Common stock subject to repurchase(1)	$—	$10.8
Preferred stock with redemption rights(2)	—	8.4
Total	$—	$19.2
(1)	Pursuant to a license agreement with Toray Industries Inc. (Toray), we issued 200,000 shares of our common stock (which later split into 400,000 shares) to Toray in 2007, and provided Toray the right to require us to repurchase the shares at a price of $27.21 per share (the Put Right), which resulted in classification of such shares within temporary equity. During the second quarter of 2019, we terminated our license agreement with Toray and the Put Right no longer exists. As a result, upon the termination of the license agreement, we reclassified $10.8 million from temporary equity to additional paid-in capital during the second quarter of 2019.
(2)	The preferred stock issued by the variable interest entity we previously consolidated includes rights that allow the holders to redeem the preferred stock at the original issuance price in exchange for cash. In the third quarter of 2019, we deconsolidated the entity’s balance sheet, which included $8.4 million of temporary equity. Refer to Note 4—Investments—Deconsolidation of a Variable Interest Entity for more information.

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

9. Share-Based Compensation

As of December 31, 2019, we have two shareholder-approved equity incentive plans: the United Therapeutics Corporation Amended and Restated Equity Incentive Plan (the 1999 Plan) and the United Therapeutics Corporation Amended and Restated 2015 Stock Incentive Plan (as amended to date, the 2015 Plan). The 2015 Plan provides for the issuance of up to 9,500,000 shares of our common stock pursuant to awards granted under the 2015 Plan, which includes the 450,000 shares added pursuant to an amendment and restatement of the 2015 Plan approved by our shareholders in June 2019. No further awards will be granted under the 1999 Plan. We also have one equity incentive plan, the United Therapeutics Corporation 2019 Inducement Stock Incentive Plan (the 2019 Inducement Plan), that has not been approved by our shareholders, as permitted by the Nasdaq Stock Market rules. The 2019 Inducement Plan was approved by our Board of Directors in February 2019 and provides for the issuance of up to 99,000 shares of our common stock under awards granted to newly-hired employees. Currently, we grant equity-based awards to employees and members of our Board of Directors in the form of stock options and restricted stock units under the 2015 Plan, and we grant restricted stock units to newly-hired employees under the 2019 Inducement Plan. Refer to the sections entitled Stock Options and Restricted Stock Units below.

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

The following table reflects the components of share-based compensation expense (benefit) recognized in our consolidated statements of operations (in millions):

	Year Ended December 31,
	2019	2018	2017
Stock options	$70.5	$58.5	$43.0
Restricted stock units	13.3	7.3	2.2
STAP awards	(39.7)	(93.4)	27.1
Employee stock purchase plan	1.3	1.2	1.2
Total share-based compensation expense (benefit) before tax	$45.4	$(26.4)	$73.5
Share-based compensation capitalized as part of inventory	$0.7	$0.7	$0.4

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

In March 2017 and March 2018, we issued stock options with performance conditions to certain executives with vesting conditions tied to the achievement of specified performance criteria, which have target performance levels that span from one to three years. Upon the conclusion of the performance period, the performance level achieved is measured and the ultimate number of shares that may vest is determined. Share-based compensation expense for these awards is recorded ratably over their vesting period, depending on the specific terms of the award and anticipated achievement of the specified performance criteria. During 2019, we did not grant stock options with performance vesting conditions.

A description of the key inputs, requiring estimates, used in determining the fair value of stock options are provided below:

Expected term—The expected term reflects the estimated time period we expect an award to remain outstanding. For the years ended December 31, 2019, 2018 and 2017, we used the simplified approach to develop this input for our stock options as we do not have sufficient historical data related to stock option exercises. Under the simplified approach, the expected term reflects the weighted average midpoint between the vesting date and the expiration date of the awards. For the expected term input related to our STAP awards, refer to the Share Tracking Awards Plans section below.

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

The following weighted average assumptions were used in estimating the fair value of stock options granted to employees during the twelve months ended December 31, 2019, December 31, 2018, and December 31, 2017:

	Year Ended December 31,
	2019	2018	2017
Expected term of awards (in years)	5.8	6.3	6.1
Expected volatility	33.8%	36.2%	35.7%
Risk-free interest rate	2.4%	2.7%	2.2%
Expected dividend yield	0.0%	0.0%	0.0%

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

9. Share-Based Compensation (Continued)

A summary of the activity and status of stock options under our equity incentive plans is presented below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Options	Price	(in Years)	(in millions)
Outstanding at January 1, 2019	6,299,803	$120.78
Granted	2,081,047	124.87
Exercised	(191,508)	51.53
Forfeited	(100,662)	131.11
Outstanding at December 31, 2019	8,088,680	$123.34	6.3	$12.7
Exercisable at December 31, 2019	3,928,404	$119.45	5.1	$11.9
Unvested at December 31, 2019	4,160,276	$127.02	7.4	$0.8

The weighted average fair value of a stock option granted during each of the years in the three-year period ended December 31, 2019, was $39.63, $45.01 and $56.07, respectively. The total fair value of stock options that vested for each of the years in the three-year period ended December 31, 2019, was $37.4 million, $33.9 million and $13.1 million, respectively.

Total share-based compensation expense related to stock options is recorded as follows (in millions):

	Year Ended December 31,
	2019	2018	2017
Cost of product sales	$0.8	$0.9	$1.3
Research and development	3.7	3.7	3.7
Selling, general and administrative	66.0	53.9	38.0
Share-based compensation expense before tax	70.5	58.5	43.0
Related income tax benefit	(16.0)	(13.3)	(15.8)
Share-based compensation expense, net of tax	$54.5	$45.2	$27.2

As of December 31, 2019, unrecognized compensation cost relating to stock options was $90.1 million. Unvested outstanding stock options as of December 31, 2019 had a weighted average remaining vesting period of 2.5 years.

Stock option exercise data is summarized below (dollars in millions):

	Year Ended December 31,
	2019	2018	2017
Number of options exercised	191,508	289,393	461,465
Cash received from options exercised	$9.9	$15.6	$39.9
Total intrinsic value of options exercised	$11.5	$17.0	$29.3
Tax benefits realized from options exercised(1)	$2.6	$3.9	$10.6
(1)	We recognize these tax benefits on our consolidated statements of operations within income tax benefit (expense).

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

A summary of the activity with respect to, and status of, restricted stock units during year ended December 31, 2019 is presented below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Restricted	Grant	Term	Value
	Stock Units	Price	(in Years)	(in millions)
Unvested at January 1, 2019	186,255	$112.48
Granted	225,218	112.69
Vested	(74,324)	111.94
Forfeited/canceled	(26,424)	118.62
Unvested at December 31, 2019	310,725	$112.24	8.9	$27.4

Total share-based compensation expense relating to restricted stock units is recorded as follows (in millions):

	Year Ended December 31,
	2019	2018	2017
Cost of product sales	$1.0	$0.5	$—
Research and development	4.4	1.7	—
Selling, general and administrative	7.9	5.1	2.2
Share-based compensation expense before tax	13.3	7.3	2.2
Related income tax benefit	(3.0)	(1.7)	(0.8)
Share-based compensation expense, net of tax	$10.3	$5.6	$1.4

As of December 31, 2019, unrecognized compensation cost related to the grant of restricted stock units was $24.1 million. Unvested outstanding restricted stock units as of December 31, 2019 had a weighted average remaining vesting period of 1.9 years.

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

The aggregate STAP liability balance was $25.0 million and $72.2 million at December 31, 2019 and 2018, respectively, all of which was classified as a current liability on our consolidated balance sheets.

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

9. Share-Based Compensation (Continued)

Estimating the fair value of STAP awards requires the use of certain inputs that can materially impact the determination of fair value and the amount of compensation expense (benefit) we recognize. Inputs used in estimating fair value include the price of our common stock, the expected volatility of the price of our common stock, the risk-free interest rate, the expected term of STAP awards, and the expected dividend yield. The fair value of the STAP awards is measured at the end of each financial reporting period because the awards are settled in cash. Refer to the descriptions of these key inputs, requiring estimates, used in determining the fair value of the awards in the Stock Options section above. A description of the expected term input for STAP awards is provided below:

Expected term—The expected term reflects the estimated time period we expect an award to remain outstanding. For the year ended December 31, 2017 and for the nine months ended September 30, 2018, we used historical data to develop this input for our STAP awards. As of December 31, 2018, we no longer believed historical exercise data was a reasonable approach to determine the expected exercise behavior of outstanding STAPs given the prolonged volatility of the price of our common stock. As such, we began determining the expected term assumption as of December 31, 2018 using the weighted average midpoint of the remaining contractual term for outstanding awards and expect to continue to use this methodology until circumstances dictate otherwise. The midpoint method resulted in a remaining weighted average expected term of 2.5 years, which was longer than the remaining weighted averaged expected term of 1.0 years calculated under our historical approach as of December 31, 2018. We believe the midpoint method represents the best estimate of the expected term of outstanding STAP awards. The application of the midpoint method during the fourth quarter of 2018 resulted in an increase to the STAP liability of approximately $22.7 million, holding other factors constant.

The table below includes the weighted-average assumptions used to measure the fair value of the outstanding STAP awards:

	As of December 31,
	2019	2018	2017
Expected term of awards (in years)	2.0	2.5	1.8
Expected volatility	29.1%	30.9%	31.7%
Risk-free interest rate	1.6%	2.5%	1.8%
Expected dividend yield	0.0%	0.0%	0.0%

The closing price of our common stock was $88.08, $108.90, and $147.95 on December 31, 2019, 2018 and 2017, respectively.

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

9. Share-Based Compensation (Continued)

A summary of the activity and status of STAP awards during the year ended December 31, 2019 is presented below:

			Weighted
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Awards	Price	(Years)	(in millions)
Outstanding at January 1, 2019	2,867,979	$107.85
Granted	—	—
Exercised	(156,876)	59.05
Forfeited	(88,775)	157.26
Outstanding at December 31, 2019	2,622,328	$109.10	4.1	$29.9
Exercisable at December 31, 2019	2,612,328	$109.32	4.1	$29.5
Unvested at December 31, 2019	10,000	$52.57	2.9	$0.4

Share-based compensation (benefit) expense recognized in connection with STAP awards is as follows (in millions):

	Year Ended December 31,
	2019	2018	2017
Cost of product sales	$(1.7)	$(4.7)	$1.2
Research and development	(8.2)	(17.9)	4.1
Selling, general and administrative	(29.8)	(70.8)	21.8
Share-based compensation (benefit) expense before tax	(39.7)	(93.4)	27.1
Related income tax expense (benefit)	9.0	21.3	(10.0)
Share-based compensation (benefit) expense, net of tax	$(30.7)	$(72.1)	$17.1

Cash paid to settle STAP exercises during the years ended December 31, 2019, 2018 and 2017 was $7.6 million, $75.7 million, and $63.4 million, respectively.

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

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

10. Stockholders’ Equity

Earnings Per Common Share

Basic (loss) earnings per common share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period, adjusted for the potential dilutive effect of our outstanding stock options, restricted stock units and shares issuable under the ESPP, as if they were vested and exercised.

For the year ended December 31, 2019, we had a net loss, and as such, all outstanding stock options, restricted stock units and shares issuable under the ESPP were excluded from our calculation of diluted loss per share. The components of basic and diluted (loss) earnings per common share comprised the following (in millions, except per share amounts):

	Year Ended December 31,
	2019	2018	2017
Numerator:
Net (loss) income	$(104.5)	$589.2	$417.9
Denominator:
Weighted average outstanding shares—basic	43.8	43.5	44.0
Effect of dilutive securities(1):
Warrants	—	—	0.1
Stock options, restricted stock units and employee stock purchase plan	—	0.5	0.8
Weighted average shares—diluted(2)	43.8	44.0	44.9
Net (loss) income per common share:
Basic	$(2.39)	$13.54	$9.50
Diluted	$(2.39)	$13.39	$9.31
Stock options, restricted stock units, shares issuable under the ESPP and warrants excluded from calculation(2)	7.2	4.7	3.3
(1)	Calculated using the treasury stock method.
(2)	Certain stock options, restricted stock units, shares issuable under the ESPP and warrants have been excluded from the computation of diluted (loss) earnings per share because their impact would be anti-dilutive.

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

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

10. Stockholders’ Equity (Continued)

Shareholder Rights Plan

In June 2008, we entered into an Amended and Restated Rights Agreement with The Bank of New York as Rights Agent (the Plan), which amended and restated our original Rights Agreement dated December 17, 2000. The Plan, as amended and restated, extended the expiration date of the Preferred Share Purchase Rights (Rights) from December 29, 2010 to June 26, 2018, and increased the purchase price of each Right from $64.75 to $400.00, respectively. Each Right entitled holders to purchase one one-thousandth of a share of our Series A Junior Participating Preferred Stock. Rights were exercisable only upon our acquisition by another company, or commencement of a tender offer that would result in ownership of 15 percent or more of the outstanding shares of our voting stock by a person or group (as defined under the Plan) without our prior express written consent. The Plan expired on June 26, 2018 in accordance with its terms. As of December 31, 2019, we have not issued any shares of our Series A Preferred Stock.

Accumulated Other Comprehensive Loss

The following table includes changes in accumulated other comprehensive loss by component, net of tax (in millions):

			Unrealized
			Gains and
	Defined	Foreign	(Losses) on
	Benefit	Currency	Available-for-
	Pension	Translation	Sale
	Plan(1)	Losses	Securities	Total
Balance, January 1, 2019	$12.3	$(17.9)	$(2.3)	$(7.9)
Other comprehensive (loss) income before reclassifications	(10.6)	—	6.0	(4.6)
Amounts reclassified from accumulated other comprehensive loss	(1.7)	—	—	(1.7)
Net current-period other comprehensive (loss) income	(12.3)	—	6.0	(6.3)
Balance, December 31, 2019	$—	$(17.9)	$3.7	$(14.2)

			Unrealized
			Gains and
	Defined	Foreign	(Losses) on
	Benefit	Currency	Available-for-
	Pension	Translation	Sale
	Plan(1)	Losses	Securities	Total
Balance, January 1, 2018	$0.2	$(17.9)	$(1.9)	$(19.6)
Other comprehensive income (loss) before reclassifications	10.7	—	(0.4)	10.3
Amounts reclassified from accumulated other comprehensive loss	1.4	—	—	1.4
Net current-period other comprehensive income (loss)	12.1	—	(0.4)	11.7
Balance, December 31, 2018	$12.3	$(17.9)	$(2.3)	$(7.9)
(1)	Refer to Note 12—Employee Benefit Plans—Supplemental Executive Retirement Plan, which identifies the captions within our consolidated statements of operations where reclassification adjustments were recognized and their associated tax impact.

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

11. Income Taxes

Components of income tax (benefit) expense consist of the following (in millions):

	Year Ended December 31,
	2019	2018	2017
Current:
Federal	$63.1	$136.6	$261.3
State	9.4	17.4	23.9
Total current	72.5	154.0	285.2
Deferred
Federal	(120.1)	12.7	67.2
State	(12.9)	3.0	(0.8)
Total deferred	(133.0)	15.7	66.4
Total income tax (benefit) expense	$(60.5)	$169.7	$351.6

Presented below is a reconciliation of income tax (benefit) expense computed at the statutory federal tax rate of 21 percent in 2019 and 2018, and 35 percent in 2017 to income tax (benefit) expense as reported (in millions):

	Year Ended December 31,
	2019	2018	2017
Federal taxes at the statutory rate	$(34.7)	$159.4	$269.2
General business credits	(20.4)	(14.9)	(15.1)
Nondeductible compensation expense	6.3	2.1	1.8
Change in valuation allowance	(5.7)	11.2	17.5
Foreign income adjustment	5.1	—	—
State taxes, net of federal benefit	(4.0)	15.3	14.2
Deduction for foreign-derived intangible income	(3.3)	(3.3)	—
Deconsolidation of VIE	(1.9)	—	—
Other	(1.6)	3.6	1.3
Excess tax benefits from share-based compensation	(0.3)	(1.9)	(4.5)
Tax reform	—	(1.8)	71.0
Section 199 deduction	—	—	(22.8)
Nondeductible portion of DOJ Settlement	—	—	19.0
Total income tax (benefit) expense	$(60.5)	$169.7	$351.6

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

11. Income Taxes (Continued)

Components of the net deferred tax assets are as follows (in millions):

	As of December 31,
	2019	2018
Deferred tax assets:
Intangible assets	$192.4	$36.5
Share-based compensation	56.0	57.0
Impairments	25.8	23.1
SERP	10.1	10.7
NOLs	6.7	34.3
Reserves	6.5	9.3
Other	14.6	20.7
Total deferred tax assets	312.1	191.6
Deferred tax liabilities:
Plant and equipment principally due to differences in depreciation	(40.7)	(20.2)
Basis differences in foreign entities	0.6	(24.8)
Other	(5.4)	(8.3)
Net deferred tax assets before valuation allowance	266.6	138.3
Valuation allowance	(36.6)	(42.6)
Net deferred tax assets	$230.0	$95.7

As of December 31, 2019, there were no unrecognized tax benefits. As of December 31, 2018, there were $0.5 million of unrecognized tax benefits, which included $0.3 million of tax benefits that, if recognized, would impact our effective income tax rate (ETR). We record interest and penalties related to uncertain tax positions as a component of income tax expense. As of December 31, 2019 and 2018, we have not accrued any material interest expense related to uncertain tax positions. We are unaware of any material positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

The Global Intangible Low Tax Income (GILTI) provision of Tax Reform requires us to include in our U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. We have elected to account for the GILTI tax in the period in which it is incurred, and do not expect any significant impacts from this tax.

We are subject to federal and state taxation in the United States and various foreign jurisdictions. We are no longer subject to income tax examinations by the Internal Revenue Service and all other major jurisdictions for tax years prior to 2011. At December 31, 2019, we have gross federal, foreign and state net operating loss carryforwards of $9.2 million, $9.9 million and $86.1 million, respectively, which will either expire at various dates beginning in 2031 or have no expiration date. We expect that a significant amount of these carryforwards will expire unused, so we have established valuation allowances for the related deferred tax assets. Certain of our investments in privately-held companies have been impaired and have associated deferred tax assets. We have established valuation allowances for most of the deferred tax assets related to the impairments due to their capital nature, which makes them unlikely to be recognized.

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

12. Employee Benefit Plans

Supplemental Executive Retirement Plan

We maintain the United Therapeutics Corporation Supplemental Executive Retirement Plan (SERP) to provide retirement benefits to certain senior members of our management team.

Participants who retire at age 60 or older are eligible to receive either monthly payments or a lump sum payment based on an average of their total gross base salary over the last 36 months of active employment, subject to certain adjustments. Related benefit payments commence on the first day of the sixth month after retirement. Participants who elect to receive monthly payments will continue to receive payments through the remainder of their life. Alternatively, participants who elect to receive a lump sum distribution will receive a payment equal to the present value of the estimated monthly payments that would have been received upon retirement. As of December 31, 2019 and 2018, all SERP participants had elected to receive a lump sum distribution. Participants who terminate employment for any reason other than death, disability, or change in control prior to age 60 will not be entitled to receive any benefits under the SERP.

Because we do not fund the SERP, we recognize a liability equal to the projected benefit obligation as measured at the end of each fiscal year.

A reconciliation of the beginning and ending balances of the projected benefit obligation is presented below (in millions):

	Year Ended December 31,
	2019	2018
Projected benefit obligation at the beginning of the year	$46.8	$55.9
Service cost	2.2	2.4
Interest cost	1.4	1.6
Benefits paid	(5.1)	(0.2)
Net actuarial loss (gain)(1)	10.8	(12.9)
Projected benefit obligation at the end of the year	$56.1	$46.8
Amount included in Other current liabilities(2)	$17.5	$19.9
Amount included in Other non-current liabilities	$38.6	$26.9
(1)	During the fourth quarter of 2018, a participant in the SERP departed before retirement age under the terms of the SERP. As a result, we recorded a $7.0 million reduction to the benefit obligation as of December 31, 2018.
(2)	This amount represents the benefit obligation due to participants who are eligible to retire and whose benefit payments could commence within one year of the respective balance sheet date.

The following weighted average assumptions were used to measure the SERP obligation:

	Year Ended December 31,
	2019	2018
Discount rate	2.63%	3.92%
Salary increases	4.00%	4.00%
Lump-sum distribution rate	3.00%	4.50%

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

12. Employee Benefit Plans (Continued)

The components of net periodic pension cost recognized on our consolidated statements of operations consisted of the following (in millions):

	Year Ended December 31,
	2019	2018	2017
Service cost	$2.2	$2.4	$2.2
Interest cost	1.4	1.6	1.6
Amortization of prior service cost	1.5	1.5	1.5
Amortization of net actuarial gain	(2.2)	(0.2)	(0.6)
Settlement	(1.9)	—	—
Total	$1.0	$5.3	$4.7

For the years ended December 31, 2019 and December 31, 2018, the service cost component is reported within Operating expenses and the other components are reported in other income (expense), net on our consolidated statements of operations. For the year ended December 31, 2017, all components of net periodic pension cost are reported within Operating expenses on our consolidated statements of operations. We did not reclassify amounts for the year ended December 31, 2017 to conform with current year presentation as these amounts were not material to our financial statements.

Amounts related to the SERP that have been recognized in other comprehensive (loss) income are as follows (in millions):

	Year Ended December 31,
	2019	2018	2017
Net actuarial (loss) gain	$(12.9)	$12.7	$(3.2)
Prior service cost	1.5	1.5	1.5
Settlement	(1.9)	—	—
Total recognized in other comprehensive (loss) income	(13.3)	14.2	(1.7)
Tax benefit (expense)	1.0	(2.1)	0.6
Total, net of tax	$(12.3)	$12.1	$(1.1)

The table below presents amounts related to the SERP included in accumulated other comprehensive loss that have not yet been recognized as a component of net periodic pension cost on our consolidated statements of operations (in millions):

	Year Ended December 31,
	2019	2018	2017
Net actuarial gain	$(4.5)	$(19.3)	$(6.6)
Prior service cost	3.3	4.7	6.2
Total included in accumulated other comprehensive loss	(1.2)	(14.6)	(0.4)
Tax expense	1.2	2.3	0.2
Total, net of tax	$—	$(12.3)	$(0.2)

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

12. Employee Benefit Plans (Continued)

We estimate $1.3 million of the prior service cost included in accumulated other comprehensive loss as of December 31, 2019 will be recognized as a component of net periodic pension cost on our consolidated statements of operations for the year ended December 31, 2020.

The accumulated benefit obligation, a measure that does not consider future increases in participants’ salaries, was $47.4 million and $39.8 million at December 31, 2019 and 2018, respectively.

Future estimated benefit payments, based on current assumptions, including election of lump-sum distributions and expected future service, are as follows (in millions):

Year Ended December 31,
2020	$17.5
2021	—
2022	—
2023	6.2
2024	16.1
Thereafter	44.8
Total	$84.6

Employee Retirement Plan

We maintain a Section 401(k) Salary Reduction Plan which is open to all eligible full-time employees. Under the 401(k) Plan, eligible employees can make pre-tax or after-tax contributions up to statutory limits. Currently, we make discretionary matching contributions to the 401(k) Plan equal to 40 percent of a participant’s elected salary deferral. Matching contributions vest immediately for participants who have been employed for three years; otherwise, matching contributions vest annually, in one-third increments over a three-year period until the three-year employment requirement has been met.

13. Commitments and Contingencies

Operating Leases

We lease facilities and equipment under operating lease arrangements that have terms expiring at various dates through 2028. Certain lease arrangements include renewal options and escalation clauses. In addition, various lease agreements to which we are party require that we comply with certain customary covenants throughout the term of these leases. If we are unable to comply with these covenants and cannot reach a satisfactory resolution in the event of noncompliance, these agreements could terminate.

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

13. Commitments and Contingencies (Continued)

Future minimum lease payments under non-cancelable operating leases as of December 31, 2019, are as follows (in millions):

Year Ending December 31,
2020	$2.1
2021	1.7
2022	1.0
2023	0.7
2024	0.4
Thereafter	0.6
Total	$6.5

Total rent expense was $4.9 million, $4.2 million and $4.8 million for the years ended December 31, 2019, 2018 and 2017, respectively. The amounts recorded in operating lease expense include short-term leases and variable lease costs, which are immaterial.

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

13. Commitments and Contingencies (Continued)

Milestone Payments and Royalty Obligations

We are party to certain license agreements pursuant to which we have in-licensed or acquired intellectual property rights covering our commercial and/or development-stage products. Generally, these agreements require that we make milestone payments in cash upon the achievement of certain product development and commercialization goals and payments of royalties upon commercial sales. The following table outlines our financial obligations under certain of these agreements:

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

The Scripps Research Institute	Unituxin	One percent royalty on net product sales of Unituxin

Medtronic, Inc.	Implantable System for Remodulin

Ten percent royalty on net product sales of Remodulin delivered via the Implantable System for Remodulin. Reimbursement of Medtronic’s development costs and costs incurred in providing commercialization support

DEKA Research & Development Corp.	Remunity	Product fees and single-digit royalties on net product sales of the Remunity system and on net sales of Remodulin for use with the system; reimbursement of DEKA’s development and manufacturing costs

Samumed LLC	LNG01 (formerly SM04646)	Low double-digit royalties on LNG01 net product sales and up to $340.0 million in developmental milestone payments

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

13. Commitments and Contingencies (Continued)

Counterparty	Relevant Product	Our Financial Obligation
MannKind Corporation	Treprostinil Technosphere	Low double-digit royalties on net product sales of Treprostinil Technosphere and up to $50.0 million in developmental milestone payments (of which $25.0 million have already been paid)

Arena	Ralinepag

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

Net product sales, cost of product sales and gross profit for each of our commercial products were as follows (in millions):

	Remodulin	Tyvaso	Orenitram	Unituxin	Adcirca	Total
Year Ended December 31, 2019
Net product sales	$587.0	$415.6	$225.3	$113.7	$107.2	$1,448.8
Cost of product sales	21.1	19.6	15.0	15.7	46.2	117.6
Gross profit	$565.9	$396.0	$210.3	$98.0	$61.0	$1,331.2
Year Ended December 31, 2018
Net product sales	$599.0	$415.2	$205.1	$84.8	$323.7	$1,627.8
Cost of product sales	14.1	17.3	13.2	14.3	139.8	198.7
Gross profit	$584.9	$397.9	$191.9	$70.5	$183.9	$1,429.1
Year Ended December 31, 2017
Net product sales	$670.9	$372.9	$185.8	$76.0	$419.7	$1,725.3
Cost of product sales	15.9	18.5	15.3	12.9	43.1	105.7
Gross profit	$655.0	$354.4	$170.5	$63.1	$376.6	$1,619.6

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

14. Segment Information (Continued)

Geographic revenues are determined based on the country in which our customers (distributors) are located. Total revenues from external customers by geographic area are as follows (in millions):

Year Ended December 31,	2019	2018	2017
United States	$1,323.2	$1,528.2	$1,536.8
Rest-of-World(1)	125.6	99.6	188.5
Total	$1,448.8	$1,627.8	$1,725.3
(1)	Primarily Europe.

We recorded revenue from two distributors in the United States that exceeded 10 percent of total revenues. Revenue from these two distributors as a percentage of total revenues is as follows:

Year Ended December 31,	2019	2018	2017
Distributor 1	54%	51%	46%
Distributor 2	22%	18%	15%

Long-lived assets (property, plant and equipment) located by geographic area are as follows (in millions):

Year Ended December 31,	2019	2018	2017
United States	$723.1	$684.0	$544.5
Rest-of-World	15.4	15.7	1.2
Total	$738.5	$699.7	$545.7

15. Quarterly Financial Information (Unaudited)

Summarized quarterly financial information for each of the years ended December 31, 2019 and 2018 are as follows (in millions, except per share amounts):

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2019	2019	2019	2019
Total revenues	$311.1	$401.5	$373.6	$362.6
Cost of product sales	28.8	33.0	26.7	29.1
Gross profit	282.3	368.5	346.9	333.5
Net income (loss)(1)	52.6	132.4	205.1	(494.6)
Net income (loss) per share—basic	$1.20	$3.02	$4.68	$(11.32)
Net income (loss) per share—diluted	$1.20	$3.01	$4.66	$(11.32)

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

15. Quarterly Financial Information (Unaudited) (Continued)

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2018	2018	2018	2018
Total revenues	$381.4	$412.7	$444.5	$389.2
Cost of product sales	31.9	51.9	61.7	53.2
Gross profit	349.5	360.8	382.8	336.0
Net income (2)	65.3	106.5	172.9	244.5
Net income per share—basic	$1.50	$2.44	$4.01	$5.65
Net income per share—diluted	$1.48	$2.42	$3.98	$5.57
(1)	Operating results for the quarters ended December 31, 2019, September 30, 2019, June 30, 2019 and March 31, 2019 included $5.6 million, $1.2 million, $(46.0) million and $8.5 million, net of tax, for STAP related share-based compensation expense (benefit), respectively.
(2)	Operating results for the quarters ended December 31, 2018, September 30, 2018, June 30, 2018 and March 31, 2018 included $(10.3) million, $24.8 million, $2.1 million and $(88.7) million, net of tax, for STAP related share-based compensation (benefit) expense, respectively.

16. Litigation

Department of Justice Subpoena

In May 2016, we received a subpoena from the U.S. Department of Justice (DOJ) requesting documents regarding our support of 501(c)(3) organizations that provide financial assistance to patients. Other companies received similar inquiries as part of a DOJ investigation regarding whether that support may violate the Federal Anti-Kickback Statute and the Federal False Claims Act. On December 19, 2017, we entered into a civil Settlement Agreement with the DOJ and the Office of Inspector General (OIG) of the Department of Health and Human Services (collectively the “United States Government”). The Settlement Agreement is neither an admission of facts nor liability, nor a concession by the United States Government that its contentions are not well-founded. Under the Settlement Agreement, we paid to the United States Government the sum of approximately $210.0 million. During 2017, we recorded a $210.0 million accrual related to this matter. In connection with the civil settlement, we also entered into a Corporate Integrity Agreement with the OIG, effective as of December 18, 2017, which requires us to maintain our corporate compliance program and to undertake a set of defined corporate integrity obligations for a period of five years, ending in December 2022.

UNITED THERAPEUTICS CORPORATION

Notes to Consolidated Financial Statements (Continued)

16. Litigation (Continued)

Sandoz and RareGen, LLC

On April 16, 2019, Sandoz Inc. (Sandoz) and its commercialization collaborator, RareGen, LLC, filed a complaint in the U.S. District Court for the District of New Jersey against us and Smiths Medical ASD, Inc. (Smiths Medical), alleging that we and Smiths Medical engaged in anticompetitive conduct in connection with plaintiffs’ efforts to launch their generic version of Remodulin. In particular, the complaint alleges that we and Smiths Medical unlawfully impeded competition by entering into an agreement to produce CADD-MS®3 cartridges specifically for the delivery of subcutaneous Remodulin, without making these cartridges available for the delivery of Sandoz’s generic version of Remodulin. The parties completed expedited discovery in anticipation of a motion filed by the plaintiffs on October 4, 2019, seeking preliminary injunctive relief. We and Smiths Medical filed a motion to dismiss the complaint, and we filed our opposition to plaintiffs’ motion for a preliminary injunction on October 25, 2019. On December 10, 2019, the court held a hearing on the plaintiffs’ motion for a preliminary injunction. On January 29, 2020, the Court issued a decision denying the request for preliminary injunction sought by Sandoz and RareGen. According to the Court, “[Sandoz and RareGen] have not met their burden of demonstrating a reasonable probability of eventual success in the litigation.” The Court also denied our and Smiths Medical’s motion to dismiss the entire action. We believe plaintiffs’ claims to be meritless and intend to vigorously defend the litigation. However, due to the uncertainty inherent in any litigation, we cannot guarantee that an adverse outcome will not result. Any litigation of this nature could involve substantial cost, and an adverse outcome could result in substantial monetary damages and/or injunctive relief adverse to our business. We currently are not able to reasonably estimate a range of potential losses due to the early stage of the litigation.

17. Arena License Agreement

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

United Therapeutics Corporation

Schedule II—Valuation and Qualifying Accounts

Years Ended December 31, 2019, 2018 and 2017

(In millions)

	Valuation Allowance on Deferred Tax Assets
	Balance at	Additions
	Beginning	Charged to	Other		Balance at
	of Year	Expense	Additions	Deductions	End of Year
Year Ended December 31, 2019 (1)	$42.6	$1.9	$0.9	$(8.8)	$36.6
Year Ended December 31, 2018 (2)	$16.9	$14.9	$11.0	$(0.2)	$42.6
Year Ended December 31, 2017 (3)	$4.7	$11.8	$1.6	$(1.2)	$16.9
(1)	Other Additions consists of changes related to our investment in a foreign entity.
(2)	Other Additions consists of valuation allowances related to the acquisition of SteadyMed, SteadyMed dual consolidated loss limitation, and changes in deferred taxes related to our investment in a variable interest entity that were not charged to expense.
(3)	Other Additions consists of valuation allowances related to our investment in a variable interest entity.

	Inventory Reserves
	Balance at	Additions
	Beginning	Charged to		Balance at
	of Year	Expense	Deductions	End of Year
Year Ended December 31, 2019	$26.0	$8.4	$(13.5)	$20.9
Year Ended December 31, 2018	$25.1	$11.7	$(10.8)	$26.0
Year Ended December 31, 2017	$17.5	$12.1	$(4.5)	$25.1

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with participation of our Chairman and Chief Executive Officer and Chief Financial Officer and Treasurer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2019. Based on that evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures were effective as of December 31, 2019.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, our management concluded that, as of December 31, 2019, our internal control over financial reporting was effective.

Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting. The report of Ernst & Young LLP is contained in Item 8 of this Report.

Attestation of Independent Registered Public Accounting Firm

The attestation report of our independent registered public accounting firm regarding internal control over financial reporting is set forth in Item 8 of this Report under the caption “Report of Independent Registered Public Accounting Firm” and incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information as to the individuals serving on our board of directors is set forth below under the heading Board of Directors. Additional information required by Item 10 regarding nominees and directors appearing under Proposal No. 1: Election of Directors in our definitive proxy statement for our 2020 annual meeting of shareholders currently scheduled for June 26, 2020 (the 2020 Proxy Statement) is hereby incorporated herein by reference. Information regarding our executive officers appears in Item 1 of this Report under the heading Information about our Executive Officers. Information regarding the Audit Committee and the Audit Committee’s financial expert appearing under the heading Committees of our Board of Directors—Audit Committee in our 2020 Proxy Statement is hereby incorporated herein by reference.

Information appearing under the heading Delinquent Section 16(a) Reports in our 2020 Proxy Statement is hereby incorporated herein by reference.

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

Raymond Dwek, C.B.E., F.R.S.

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

Louis Sullivan, M.D.

Former Secretary, U.S. Department of Health and Human Services

Tommy Thompson, J.D.

Former Secretary, U.S. Department of Health and Human Services

ITEM 11. EXECUTIVE COMPENSATION

Information concerning executive compensation required by Item 11 will appear under the headings Director Compensation, Compensation Discussion and Analysis, and Executive Compensation Data in our 2020 Proxy Statement and is incorporated herein by reference.

Information concerning the Compensation Committee required by Item 11 will appear under the heading Compensation Committee Report in our 2020 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding beneficial ownership of our common stock required by Item 12 will appear under Beneficial Ownership of Common Stock in our 2020 Proxy Statement and is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents information as of December 31, 2019, regarding our securities authorized for issuance under equity compensation plans:

			Number of securities remaining
	Number of securities to be		available for future issuance
	issued upon exercise of		under equity compensation
	outstanding options and	Weighted average exercise	plans (excluding securities
	restricted stock units	price of outstanding options	reflected in column (a))
Plan category	(a)(3)	(b)(4)	(c)(5)
Equity compensation plan approved by security holders(1)	8,395,984	$123.34	5,082,406
Equity compensation plan not approved by security holders(2)	3,421	—	91,679
Total	8,399,405	$123.34	5,174,085
(1)	All outstanding stock options were issued under our two equity incentive plans approved by security holders in 1999 (the 1999 Plan) and 2015 (the 2015 Plan). The majority of outstanding restricted stock units (RSUs) were issued under the 2015 Plan. In addition, our employees have outstanding rights to purchase our common stock at a discount as part of our Employee Stock Purchase Plan (ESPP). No further awards will be issued under the 1999 Plan. Information regarding these plans is contained in Note 9—Share-Based Compensation to our consolidated financial statements.
(2)	We have one equity incentive plan, the United Therapeutics Corporation 2019 Inducement Stock Incentive Plan (the 2019 Inducement Plan), that has not been approved by our shareholders, as permitted by the Nasdaq Stock Market rules. The 2019 Inducement Plan was approved by our Board of Directors in February 2019 and provides for the issuance of up to 99,000 shares in the aggregate of our common stock under awards granted to newly-hired employees. Currently, we grant only restricted stock units to newly-hired employees under the 2019 Inducement Plan. Information regarding these plans is contained in Note 9—Share-Based Compensation to our consolidated financial statements.
(3)	Column (a) includes 8,088,680 shares of our common stock issuable upon the exercise of outstanding stock options issued under the 1999 and 2015 Plan; 307,304 shares issuable upon the vesting of outstanding RSUs issued under the 2015 Plan; and 3,421 shares issuable upon the vesting of outstanding RSUs issued under the 2019 Inducement Plan. The 2015 Plan and 2019 Inducement Plan use a share counting formula for determining the number of shares available for issuance under the plans. In accordance with this formula, each option issued under the 2015 Plan counts as one share, while each RSU issued under the 2015 Plan and the 2019 Inducement Plan counts as 2.14 shares. The number under column (a) represents the actual number of shares issuable under our outstanding awards without giving effect to the share counting formula.
(4)	Column (b) represents the weighted average exercise price of the outstanding stock options only. The outstanding RSUs are not included in this calculation because they do not have an exercise price.

(5)	Column (c) includes 91,679, 2,386,955, and 2,695,451 of shares available for future issuance under the 2019 Inducement Plan, the 2015 Plan and the ESPP, respectively. Under the ESPP, employees may purchase shares based upon a 6-month offering period at an amount equal to the lesser of (1) 85 percent of the closing market price of the Common Stock on the first day of the offering period, or (2) 85 percent of the closing market price of the Common Stock on the last day of the offering period. Refer to Note 9—Share-Based Compensation—Employee Stock Purchase Plan for more information. The number under column (c) assumes that all 310,725 outstanding RSUs included in column (a) vest. Each RSU is only counted as one share in column (a) since only one share is issuable upon vesting. However, if any RSU does not vest, the number of shares available for future issuance will increase by 2.14 because of the share counting formula described in note (3) above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning related party transactions and director independence required by Item 13 will appear under the headings Other Matters—Certain Relationships and Related Party Transactions, Our Corporate Governance—Board of Directors and Nominees—Director Independence, and Our Corporate Governance—Board Structure—Committees of Our Board of Directors in our 2020 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 14 concerning the principal accounting fees paid by the Registrant and the Audit Committee’s pre-approval policies and procedures, will appear under the heading Audit Matters in our 2020 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about United Therapeutics may be found elsewhere in this Report and our other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

(a)(1)	Our financial statements filed as part of this report on Form 10-K are set forth in the Index to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
(a)(2)

The Schedule II—Valuation and Qualifying Accounts is filed as part of this Form 10-K. All other schedules are omitted because they are not applicable or not required, or because the required information is included in our consolidated statements or notes thereto.

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

2.2	*

Exclusive License Agreement, dated as of November 15, 2018, by and between Arena Pharmaceuticals, Inc. and the Registrant, incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed January 25, 2019.

3.1		Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-76409).

3.2

Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed on June 28, 2010.

3.3		Seventh Amended and Restated By-laws of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on June 28, 2018.

3.4

Form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Registrant, incorporated by reference to Exhibit A to Exhibit 4 to the Registrant’s Current Report on Form 8-K, filed December 18, 2000.

4.1		Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2	***	Description of Securities Registered under Section 12 of the Exchange Act.

10.1

Form of Indemnification Agreement between the Registrant and each of its Directors and Executive Officers, incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

10.2	**

Amended and Restated Executive Employment Agreement dated as of January 1, 2009, between the Registrant and Martine A. Rothblatt, incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

10.3	**

Amendment to Amended and Restated Executive Employment Agreement between the Registrant and Martine Rothblatt, Ph.D., dated as of January 1, 2015, incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed December 17, 2014.

10.4	**

Employment Agreement, dated as of June 26, 2016, between the Registrant and Michael Benkowitz, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 22, 2016.

10.5	**

Change in Control Severance Agreement between the Registrant and Michael Benkowitz, dated as of February 14, 2012, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed April 28, 2016.

Exhibit No.		Description

10.6	**

Employment Agreement, dated as of March 13, 2015, between the Registrant and James Edgemond, incorporated by reference to Exhibit 10.55 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014.

10.7	**

Amendment to Employment Agreement, dated as of October 25, 2016, between the Registrant and James Edgemond, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.

10.8	**

Change in Control Severance Agreement between the Registrant and James Edgemond, dated as of November 12, 2014, incorporated by reference to Exhibit 10.56 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014.

10.9	**

Employment Agreement dated as of June 16, 2001 between the Registrant and Paul Mahon, incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

10.10	**

Amendment dated December 11, 2002 to Employment Agreement between the Registrant and Paul Mahon, incorporated by reference to Exhibit 10.43 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.11	**

Amendment dated December 29, 2004 to Employment Agreement between Paul A. Mahon and the Registrant dated June 16, 2001, as previously amended, incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed on December 29, 2004.

10.12	**

Amendment, dated as of July 31, 2006, to amended Employment Agreement, dated June 16, 2001, between Paul Mahon and the Registrant, incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on August 4, 2006.

10.13	**

Form of Amendment to Employment Agreement between the Registrant and Paul Mahon, dated as of January 1, 2009, incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

10.14	**

Form of Amendment to Employment Agreement between the Registrant and Paul Mahon, dated as of February 22, 2010, incorporated by reference to Exhibit 10.46 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.

10.15	**

United Therapeutics Corporation Amended and Restated Equity Incentive Plan, as amended effective as of September 24, 2004, incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.16	**

First Amendment to the United Therapeutics Corporation Amended and Restated Equity Incentive Plan, effective as of June 2, 2015, incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

10.17	**

Form of terms and conditions for awards granted to Employees by the Registrant under the Amended and Restated Equity Incentive Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on December 17, 2004.

Exhibit No.		Description

10.18	**

Form of terms and conditions for awards granted to Non-Employees by the Registrant under the Amended and Restated Equity Incentive Plan, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on December 17, 2004.

10.19	**

United Therapeutics Corporation Supplemental Executive Retirement Plan, effective as of July 1, 2006, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on May 4, 2006.

10.20

United Therapeutics Corporation Supplemental Executive Retirement Plan Rabbi Trust Document entered into on December 28, 2007, by and between the Registrant and Wilmington Trust Company, as trustee, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on December 28, 2007.

10.21	**	United Therapeutics Corporation Share Tracking Awards Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

10.22	**	First Amendment to the United Therapeutics Corporation Share Tracking Awards Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on September 18, 2009.

10.23	**	Second Amendment to the United Therapeutics Corporation Share Tracking Awards Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on February 6, 2012.

10.24	**

Form of terms and conditions for awards granted to non-employees by the Registrant under the United Therapeutics Corporation Share Tracking Awards Plan, incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

10.25	**

Form of terms and conditions for awards granted to employees by the Registrant prior to January 1, 2010, under the United Therapeutics Corporation Share Tracking Awards Plan, incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

10.26	**

Form of terms and conditions for awards granted to employees by the Registrant on or after January 1, 2010, under the United Therapeutics Corporation Share Tracking Awards Plan, incorporated by reference to Exhibit 10.48 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.

10.27	**

Form of terms and conditions for awards granted to employees on or after March 15, 2011 under the United Therapeutics Corporation 2011 Share Tracking Awards Plan and the United Therapeutics Corporation 2008 Share Tracking Awards Plan, incorporated by reference to Exhibit 10.2 of Registrant’s Registration Statement on Form S-8 (Registration No. 333-173858) filed on May 2, 2011.

Exhibit No.		Description
10.28	**

Form of grant letter used by Registrant under the United Therapeutics Corporation Share Tracking Awards Plan, incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

10.29

Stipulation of Settlement, dated October 25, 2010, among the parties to a derivative lawsuit against the directors and officers of the Registrant identified therein, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

10.30	**	United Therapeutics Corporation 2011 Share Tracking Awards Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on March 18, 2011.

10.31	**

First Amendment to the United Therapeutics Corporation 2011 Share Tracking Awards Plan, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on February 6, 2012.

10.32	**

Second Amendment to the United Therapeutics Corporation 2011 Share Tracking Awards Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

10.33	**

Third Amendment to the United Therapeutics Corporation 2011 Share Tracking Awards Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on February 4, 2013.

10.34	**

Fourth Amendment to the United Therapeutics Corporation 2011 Share Tracking Awards Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on January 31, 2014.

10.35	**

Form of terms and conditions for awards granted to non-employees by the Registrant on or after March 15, 2011 under the United Therapeutics Corporation Share Tracking Awards Plan or the United Therapeutics Corporation 2011 Share Tracking Awards Plan, incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on March 18, 2011.

10.36	**

Form of grant letter used by Registrant under the United Therapeutics Corporation 2011 Share Tracking Awards Plan, incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed on March 18, 2011.

10.37	**	United Therapeutics Corporation Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

10.38	**	United Therapeutics Corporation Amended and Restated 2015 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on June 28, 2019.

Exhibit No.		Description
10.39	**

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

Form of Grant Notice and Standard Terms and Conditions for Restricted Stock Units Granted to Non-Employee Directors under the United Therapeutics Corporation 2015 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

10.43	**

Form of Grant Notice and Standard Terms and Conditions for Non-Qualified Stock Options Granted to Employees (Performance Vesting) under the United Therapeutics Corporation 2015 Stock Incentive Plan, incorporated by reference to Exhibit 10.59 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016.

10.44	**

Form of Grant Notice and Standard Terms and Conditions for Restricted Stock Units Granted to Employees under the United Therapeutics Corporation 2015 Stock Incentive Plan, incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017.

10.45	**

Form of Grant Notice and Standard Terms and Conditions for Stock Options Granted to Certain Executives under the United Therapeutics Corporation Amended and Restated 2015 Stock Incentive Plan (applicable to 2019-2022 Stock Options), incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018.

10.46	**	United Therapeutics Corporation 2019 Inducement Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 1, 2019.

10.47	**

Form of Restricted Stock Unit Grant Notice and Terms and Conditions under the 2019 Inducement Stock Incentive Plan, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed March 1, 2019.

10.48	*

Wholesale Product Purchase Agreement, dated January 1, 2018, by and between Priority Healthcare Distribution, Inc., doing business as CuraScript SD Specialty Distribution, and the Registrant, incorporated by reference to Exhibit 10.51 to the Registrant’s Quarterly Report on Form 10-K for the year ended December 31, 2017.

Exhibit No.		Description
10.49

First Amendment to Wholesale Product Purchase Agreement, dated November 27, 2018, by and between Priority Healthcare Distribution, Inc., doing business as CuraScript SD Specialty Distribution, and the Registrant, incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018.

10.50

Second Amendment to Wholesale Product Purchase Agreement, dated February 1, 2019, by and between Priority Healthcare Distribution, Inc., doing business as CuraScript SD Specialty Distribution, and the Registrant, incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018.

10.51	*

Third Amendment to Wholesale Product Purchase Agreement, dated as of March 1, 2019, by and between Priority Healthcare Distribution, Inc., doing business as CuraScript SD Specialty Distribution, and the Registrant , incorporated by reference to Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018.

10.52	***+

Fourth Amendment to Wholesale Product Purchase Agreement, dated as of September 18, 2019, by and between Priority Healthcare Distribution, Inc., doing business as CuraScript SD Specialty Distribution, and the Registrant.

10.53

Specialty Pharmacy Network Agreement, dated as of January 1, 2018, between the Registrant and Accredo Health Group, Inc., incorporated by reference to Exhibit 10.52 to the Registrant’s Quarterly Report on Form 10-K for the year ended December 31, 2017.

10.54	*

Settlement Agreement, dated September 29, 2015, between the Registrant and Sandoz Inc., incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.

10.55

Credit Agreement, dated as of June 27, 2018, among the Registrant, certain of its subsidiaries party thereto, as guarantors, the lenders referred to therein and Wells Fargo Bank, National Association, as administrative agent and swingline lender, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 28, 2018.

10.56

Settlement Agreement, dated December 19, 2017, among the United States of America, acting through the United States Department of Justice and on behalf of the Office of Inspector General of the Department of Health and Human Services, and the Registrant, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 20, 2017.

10.57

Corporate Integrity Agreement, dated December 18, 2017, between the Registrant and the Office of Inspector General of the Department of Health and Human Services, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 20, 2017.

10.58

Commercialization Agreement, dated February 25, 2019, by and between the Registrant and Medtronic Inc., incorporated by reference to Exhibit 10.55 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018.

10.59	***+

Fifth Amendment to Wholesale Product Purchase Agreement, dated as of November 13, 2019, by and between Priority Healthcare Distribution, Inc., doing business as CuraScript SD Specialty Distribution, and the Registrant.

Exhibit No.		Description

21	***	Subsidiaries of the Registrant.

23.1	***	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	***	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	***	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	***	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	***	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	***

The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 26, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) our Consolidated Balance Sheets as of December 31, 2019 and 2018, (ii) our Consolidated Statements of Operations for each of three years in the period ended December 31, 2019, (iii) our Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2019, (iv) our Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2019, (v) our Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2019, and (vi) the Notes to our Consolidated Financial Statements.

104	***	Cover Page Interactive Data File (embedded within the iXBRL document)

+        Certain identified information has been omitted from this exhibit because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.

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

UNITED THERAPEUTICS CORPORATION

	By:	/s/ MARTINE A. ROTHBLATT
Martine A. Rothblatt, Ph.D.
February 26, 2020		Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ MARTINE A. ROTHBLATT Martine A. Rothblatt	Chairman and Chief Executive Officer (Principal Executive Officer)	February 26, 2020

/s/ JAMES C. EDGEMOND James C. Edgemond	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2020

/s/ CHRISTOPHER CAUSEY Christopher Causey	Director	February 26, 2020

/s/ RAYMOND DWEK Raymond Dwek	Director	February 26, 2020

/s/ RICHARD GILTNER Richard Giltner	Director	February 26, 2020

/s/ KATHERINE KLEIN Katherine Klein	Director	February 26, 2020

/s/ RAYMOND KURZWEIL Raymond Kurzweil	Director	February 26, 2020

/s/ NILDA MESA Nilda Mesa	Director	February 26, 2020

/s/ JUDY D. OLIAN Judy D. Olian	Director	February 26, 2020

/s/ CHRISTOPHER PATUSKY Christopher Patusky	Director	February 26, 2020

/s/ LOUIS W. SULLIVAN Louis W. Sullivan	Director	February 26, 2020

/s/ TOMMY G. THOMPSON Tommy Thompson	Director	February 26, 2020