Form 10-Q
period 2020-06-30
UNITED THERAPEUTICS Corp
filed 2020-07-29
CIK 1082554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2020
OR
☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                to

Commission file number 0-26301
United Therapeutics Corporation
(Exact Name of Registrant as Specified in Its Charter)

Delaware			52-1984749
(State or Other Jurisdiction of			(I.R.S. Employer
Incorporation or Organization)			Identification No.)

1040 Spring Street,
Silver Spring,
MD	(301)	608-9292	20910
(Address of Principal Executive Offices)	(Registrant’s Telephone Number, Including Area Code)		(Zip Code)

(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, par value $0.01 per share	UTHR	Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of shares outstanding of the issuer’s common stock, par value $.01 per share, as of July 22, 2020 was 44,411,794.

PART I. FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS
UNITED THERAPEUTICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$685.4	$738.4
Marketable investments	875.3	747.5
Accounts receivable, no allowance for 2020 and 2019	172.0	151.4
Inventories, net	89.7	93.4
Other current assets	72.0	133.8
Total current assets	1,894.4	1,864.5
Marketable investments	1,009.4	767.5
Goodwill and other intangible assets, net	158.2	158.3
Property, plant, and equipment, net	744.2	738.5
Deferred tax assets, net	245.8	230.0
Other non-current assets	167.4	154.6
Total assets	$4,219.4	$3,913.4

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$152.6	$148.4
Line of credit (current)	—	250.0
Share tracking awards plan	61.0	25.0
Other current liabilities	41.4	39.6
Total current liabilities	255.0	463.0
Line of credit (non-current)	800.0	600.0
Other non-current liabilities	70.7	70.0
Total liabilities	1,125.7	1,133.0
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01, 10,000,000 shares authorized, no shares issued	—	—
Common stock, par value $.01, 245,000,000 shares authorized, 70,976,064 and 70,503,775 shares issued, and 44,356,848 and 43,884,559 shares outstanding at June 30, 2020 and December 31, 2019, respectively	0.7	0.7
Additional paid-in capital	2,105.1	2,047.9
Accumulated other comprehensive loss	(2.1)	(14.2)
Treasury stock, 26,619,216 shares at June 30, 2020 and December 31, 2019	(2,579.2)	(2,579.2)
Retained earnings	3,569.2	3,325.2
Total stockholders’ equity	3,093.7	2,780.4
Total liabilities and stockholders’ equity	$4,219.4	$3,913.4

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
Revenues:
Net product sales	$362.0	$373.6	$718.3	$736.2
Total revenues	362.0	373.6	718.3	736.2
Operating expenses:
Cost of product sales	25.9	26.7	49.3	55.8
Research and development	89.7	85.9	162.9	983.3
Selling, general, and administrative	105.9	39.6	198.9	131.6
Total operating expenses	221.5	152.2	411.1	1,170.7
Operating income (loss)	140.5	221.4	307.2	(434.5)
Interest income	7.2	10.8	17.2	20.6
Interest expense	(5.6)	(12.2)	(13.8)	(22.5)
Other (expense) income, net	(8.2)	30.4	0.5	36.2
Impairments of investments in privately-held companies	—	—	(5.6)	—
Total other (expense) income, net	(6.6)	29.0	(1.7)	34.3
Income (loss) before income taxes	133.9	250.4	305.5	(400.2)
Income tax (expense) benefit	(26.8)	(45.3)	(60.7)	110.7
Net income (loss)	$107.1	$205.1	$244.8	$(289.5)
Net income (loss) per common share:
Basic	$2.43	$4.68	$5.56	$(6.61)
Diluted	$2.41	$4.66	$5.53	$(6.61)
Weighted average number of common shares outstanding:
Basic	44.1	43.8	44.0	43.8
Diluted	44.4	44.0	44.3	43.8

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
Net income (loss)	$107.1	$205.1	$244.8	$(289.5)
Other comprehensive income:
Defined benefit pension plan:
Actuarial (loss) gain arising during period, net of tax	—	(0.6)	0.2	(0.6)
Amortization of actuarial gain and prior service cost included in net periodic pension cost, net of tax	0.3	(1.6)	0.6	(1.5)
Total defined benefit pension plan, net of tax	0.3	(2.2)	0.8	(2.1)
Unrealized gains on available-for-sale securities, net of tax	1.1	2.4	11.3	5.0
Other comprehensive income, net of tax	1.4	0.2	12.1	2.9
Comprehensive income (loss)	$108.5	$205.3	$256.9	$(286.6)

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Three Months Ended June 30, 2020
	(Unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss
	Shares	Amount			Treasury Stock	Retained Earnings	Stockholders’ Equity
Balance, April 1, 2020	70.6	$0.7	$2,068.4	$(3.5)	$(2,579.2)	$3,462.1	$2,948.5
Net income	—	—	—	—	—	107.1	107.1
Unrealized gains on available-for-sale securities	—	—	—	1.1	—	—	1.1
Defined benefit pension plan	—	—	—	0.3	—	—	0.3
Restricted stock units withheld for taxes	—	—	(0.1)	—	—	—	(0.1)
Exercise of stock options	0.4	—	21.7	—	—	—	21.7
Share-based compensation	—	—	15.1	—	—	—	15.1
Balance, June 30, 2020	71.0	$0.7	$2,105.1	$(2.1)	$(2,579.2)	$3,569.2	$3,093.7

	Three Months Ended June 30, 2019
	(Unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss
	Shares	Amount			Treasury Stock	Retained Earnings	Stockholders’ Equity
Balance, April 1, 2019	70.4	$0.7	$1,967.6	$(5.2)	$(2,579.2)	$2,935.1	$2,319.0
Net income	—	—	—	—	—	205.1	205.1
Unrealized gains on available-for-sale securities	—	—	—	2.4	—	—	2.4
Defined benefit pension plan	—	—	—	(2.2)	—	—	(2.2)
Common stock issued for RSUs vested	0.1	—	—	—	—	—	—
Exercise of stock options	—	—	1.1	—	—	—	1.1
Share-based compensation	—	—	22.2	—	—	—	22.2
Reclassification from temporary equity to permanent equity(1)	—	—	10.8	—	—	—	10.8
Balance, June 30, 2019	70.5	$0.7	$2,001.7	$(5.0)	$(2,579.2)	$3,140.2	$2,558.4
 ________________________

(1)
Pursuant to a license agreement with Toray Industries Inc. (Toray), we issued 200,000 shares of our common stock (which have since split into 400,000 shares) to Toray in 2007, and provided Toray the right to require us to repurchase the shares at a price of $27.21 per share (the Put Right), which resulted in classification of such shares within temporary equity. During the three months ended June 30, 2019, we terminated our license agreement with Toray and the Put Right also terminated. As a result, upon the termination of the license agreement, we reclassified $10.8 million from temporary equity to additional paid-in capital during the quarter ended June 30, 2019.

	Six Months Ended June 30, 2020
	(Unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss
	Shares	Amount			Treasury Stock	Retained Earnings	Stockholders’ Equity
Balance, January 1, 2020	70.5	$0.7	$2,047.9	$(14.2)	$(2,579.2)	$3,325.2	$2,780.4
Net income	—	—	—	—	—	244.8	244.8
Unrealized gains on available-for-sale securities	—	—	—	11.3	—	—	11.3
Defined benefit pension plan	—	—	—	0.8	—	—	0.8
Shares issued under employee stock purchase plan	—	—	2.5	—	—	—	2.5
Restricted stock units withheld for taxes	—	—	(3.5)	—	—	—	(3.5)
Common stock issued for RSUs vested	0.1	—	—	—	—	—	—
Exercise of stock options	0.4	—	22.4	—	—	—	22.4
Share-based compensation	—	—	35.8	—	—	—	35.8
Cumulative effect of accounting change	—	—	—	—	—	(0.8)	(0.8)
Balance, June 30, 2020	71.0	$0.7	$2,105.1	$(2.1)	$(2,579.2)	$3,569.2	$3,093.7

	Six Months Ended June 30, 2019
	(Unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss
	Shares	Amount			Treasury Stock	Retained Earnings	Stockholders’ Equity
Balance, January 1, 2019	70.2	$0.7	$1,940.2	$(7.9)	$(2,579.2)	$3,434.8	$2,788.6
Net loss	—	—	—	—	—	(289.5)	(289.5)
Unrealized gains on available-for-sale securities	—	—	—	5.0	—	—	5.0
Defined benefit pension plan	—	—	—	(2.1)	—	—	(2.1)
Shares issued under employee stock purchase plan	—	—	2.2	—	—	—	2.2
Restricted stock units withheld for taxes	—	—	(1.9)	—	—	—	(1.9)
Common stock issued for RSUs vested	0.1	—	—	—	—	—	—
Exercise of stock options	0.2	—	9.9	—	—	—	9.9
Share-based compensation	—	—	40.5	—	—	—	40.5
Cumulative effect of accounting change	—	—	—	—	—	(5.1)	(5.1)
Reclassification from temporary equity to permanent equity(1)	—	—	10.8	—	—	—	10.8
Balance, June 30, 2019	70.5	$0.7	$2,001.7	$(5.0)	$(2,579.2)	$3,140.2	$2,558.4
 ________________________

(1)
Pursuant to a license agreement with Toray, we issued 200,000 shares of our common stock (which have since split into 400,000 shares) to Toray in 2007, and provided Toray the Put Right, which resulted in classification of such shares within temporary equity. During the six months ended June 30, 2019, we terminated our license agreement with Toray and the Put Right also terminated. As a result, upon the termination of the license agreement, we reclassified $10.8 million from temporary equity to additional paid-in capital during the six months ended June 30, 2019.

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Six Months Ended June 30,
	2020	2019
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$244.8	$(289.5)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	25.0	20.7
Share-based compensation expense (benefit)	82.6	(8.0)
Impairments of investments in privately-held companies	5.6	—
Intangible asset impairment charges	—	8.8
Other	(13.9)	(37.0)
Changes in operating assets and liabilities:
Accounts receivable	(20.6)	(5.3)
Inventories	10.6	4.4
Accounts payable and accrued expenses	2.6	(3.0)
Other assets and liabilities	41.9	(185.6)
Net cash provided by (used in) operating activities	378.6	(494.5)

Cash flows from investing activities:
Purchases of property, plant, and equipment	(31.2)	(45.4)
Sales/maturities of held-to-maturity investments	—	38.2
Purchases of available-for-sale investments	(1,094.3)	(519.0)
Sales/maturities of available-for-sale investments	708.3	430.3
Sales of investments in equity securities	14.2	—
Purchase of investments in privately-held companies	—	(7.0)
Net cash used in investing activities	(403.0)	(102.9)

Cash flows from financing activities:
Proceeds from line of credit	—	800.0
Repayment of line of credit	(50.0)	—
Payments of debt issuance costs	—	(0.7)
Proceeds from the exercise of stock options	22.4	9.9
Proceeds from the issuance of stock under employee stock purchase plan	2.5	2.2
Restricted stock units withheld for taxes	(3.5)	(1.9)
Net cash (used in) provided by financing activities	(28.6)	809.5

Net (decrease) increase in cash and cash equivalents	(53.0)	212.1
Cash and cash equivalents, beginning of period	738.4	669.2
Cash and cash equivalents, end of period	$685.4	$881.3

Supplemental cash flow information:
Cash paid for interest	$12.4	$20.6
Cash paid for income taxes	$44.0	$62.7
Non-cash investing and financing activities:
Non-cash additions to property, plant, and equipment	$6.9	$4.0

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
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
In our management’s opinion, the accompanying consolidated financial statements contain all adjustments, including normal, recurring adjustments, necessary to fairly present our financial position as of June 30, 2020 and December 31, 2019, our statements of operations, comprehensive income, and stockholders’ equity for the three- and six-month periods ended June 30, 2020 and 2019 and statements of cash flows for the six-month periods ended June 30, 2020 and 2019. Interim results are not necessarily indicative of results for an entire year.
Recently Issued Accounting Standards
Accounting Standards Adopted During the Period
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which introduces new guidance for estimating credit losses on certain types of financial instruments based on expected losses and the timing of the recognition of such losses. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019. We adopted this standard on January 1, 2020 using the modified retrospective method for financial assets measured at amortized cost, including our net investment in a sales-type lease, financing receivables, and trade receivables. Upon adoption of the new standard, we recorded an allowance for credit losses of $1.1 million related to our net investment in a lease using an estimated default rate for the lessee over the lease term. The cumulative-effect adjustment resulted in a decrease to retained earnings of $0.8 million, which is net of a tax benefit. During the first quarter of 2020, we recognized an impairment charge of $1.5 million on a note receivable due to the expected loss from future payments as a result of economic uncertainty arising from the negative effects which the COVID-19 pandemic has had on the global economy and financial markets. We did not recognize any further impairment of this note receivable during the second quarter of 2020. We recorded this impairment charge within “other (expense) income, net” on our consolidated statements of operations.
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
3.     Investments
Marketable Investments
Available-for-Sale Debt Securities
Available-for-sale debt securities are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive income in stockholders’ equity, until realized. Available-for-sale debt securities consisted of the following (in millions):

As of June 30, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency securities	$1,567.9	$14.6	$(0.1)	$1,582.4
Corporate debt securities	265.9	4.5	—	270.4
Total	$1,833.8	$19.1	$(0.1)	$1,852.8

Reported under the following captions on our consolidated balance sheets:
Current marketable investments	843.4
Non-current marketable investments	1,009.4
Total	$1,852.8

As of December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency securities	$1,225.2	$2.9	$(0.2)	$1,227.9
Corporate debt securities	222.4	1.7	—	224.1
Total	$1,447.6	$4.6	$(0.2)	$1,452.0

Reported under the following captions on our consolidated balance sheets:
Current marketable investments	684.5
Non-current marketable investments	767.5
Total	$1,452.0

The following table summarizes the contractual maturities of available-for-sale marketable investments (in millions):

	As of June 30, 2020
	Amortized Cost	Fair Value
Due within one year	$838.6	$843.4
Due in one to three years	995.2	1,009.4
Total	$1,833.8	$1,852.8

	As of December 31, 2019
	Amortized Cost	Fair Value
Due within one year	$683.3	$684.5
Due in one to three years	764.3	767.5
Total	$1,447.6	$1,452.0

Investments in Equity Securities with Readily Determinable Fair Values
We held investments in equity securities with readily determinable fair values of $32.0 million and $63.0 million as of June 30, 2020 and December 31, 2019, respectively, which are included in current marketable investments on our consolidated balance sheets. Changes in the fair value of publicly traded equity securities are recorded on our consolidated statements of operations within “other (expense) income, net”. Refer to Note 4—Fair Value Investments.
Investments in Privately-Held Companies
As of June 30, 2020 and December 31, 2019, we maintained non-controlling equity investments in privately-held companies of $102.9 million and $86.0 million, respectively, in the aggregate. We measure these investments using the measurement alternative because the fair values of these investments are not readily determinable. Under this alternative, the investments are measured at cost, less any impairment, and adjusted for any observable price changes. We include our investments in privately-held companies within other non-current assets on our consolidated balance sheets. These investments are subject to a periodic impairment review and, if impaired, the investment is measured and recorded at fair value in accordance with ASC 820, Fair Value Measurements.
During the first quarter of 2020, one of these privately-held companies raised additional capital by issuing equity securities similar to ours at an increased valuation, which resulted in an increase of $22.5 million in the value of our investment. The gain was recorded within “other (expense) income, net” on our consolidated statements of operations for the six months ended June 30, 2020.

During the first quarter of 2020, we observed an indicator of impairment for our investments in two of these companies, which caused us to recognize aggregate impairment charges of $5.6 million. One of these companies suspended operations during the first quarter of 2020, which caused us to recognize an impairment charge equal to the entire value of our investment in this company. The other company experienced a decline in its business arising from the negative effects of the COVID-19 pandemic during the first quarter of 2020, which caused us to recognize an impairment charge equal to a portion of the value of our investment in this company. We did not recognize any further impairment in these investments during the second quarter of 2020. These impairment charges were recorded within impairments of investments in privately-held companies on our consolidated statements of operations for the six months ended June 30, 2020.
4.     Fair Value Measurements
We account for certain assets and liabilities at fair value and classify these assets and liabilities within the fair value hierarchy (Level 1, Level 2, or Level 3). Our other current assets and other current liabilities have fair values that approximate their carrying values.
Assets and liabilities subject to fair value measurements are as follows (in millions):

	As of June 30, 2020
	Level 1	Level 2	Level 3	Balance
Assets
Money market funds(1)	$215.1	$—	$—	$215.1
Time deposits(2)	—	88.0	—	88.0
U.S. government and agency securities(3)	—	1,582.3	—	1,582.3
Corporate debt securities(3)	—	270.5	—	270.5
Equity securities(4)	32.0	—	—	32.0
Total assets	$247.1	$1,940.8	$—	$2,187.9
Liabilities
Contingent consideration(5)	—	—	13.6	13.6
Total liabilities	$—	$—	$13.6	$13.6

	As of December 31, 2019
	Level 1	Level 2	Level 3	Balance
Assets
Money market funds(1)	$270.0	$—	$—	$270.0
Time deposits(2)	—	87.3	—	87.3
U.S. government and agency securities(3)	—	1,227.9	—	1,227.9
Corporate debt securities(3)	—	224.1	—	224.1
Equity securities(4)	63.0	—	—	63.0
Total assets	$333.0	$1,539.3	$—	$1,872.3
Liabilities
Contingent consideration(5)	—	—	13.4	13.4
Total liabilities	$—	$—	$13.4	$13.4
 ________________________

(1)	Included in cash and cash equivalents on our consolidated balance sheets.

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

(4)
Included in current marketable investments on our consolidated balance sheets. The fair value of these securities is based on quoted market prices for identical instruments in active markets. During the three and six months ended June 30, 2020, we recognized $8.9 million and $15.0 million of net unrealized and realized losses on these securities. During the three and six months ended June 30, 2019, we recognized $29.5 million and $32.5 million of net unrealized gains on these securities. We recorded these gains and losses on our consolidated statements of operations within “other (expense) income, net”. Refer to Note 3—Investments—Investments in Equity Securities with Readily Determinable Fair Values.

(5)
Included in non-current liabilities on our consolidated balance sheets. The fair value of our contingent consideration obligations has been estimated using probability-weighted discounted cash flow models (DCFs). The DCFs incorporate Level 3 inputs including estimated discount rates that we believe market participants would consider relevant in pricing and the projected timing and amount of cash flows, which are estimated and developed, in part, based on the requirements specific to each acquisition agreement. The change in the fair value of our contingent consideration obligations for the three and six months ended June 30, 2020 was not material.

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
5.     Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value and consist of the following, net of reserves (in millions):

	June 30, 2020	December 31, 2019
Raw materials	$18.9	$21.1
Work-in-progress	27.9	29.1
Finished goods	42.9	43.2
Total inventories	$89.7	$93.4

6.     Goodwill and Other Intangible Assets
Goodwill and other intangible assets comprise the following (in millions):

	As of June 30, 2020			As of December 31, 2019
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill	$28.0	$—	$28.0	$28.0	$—	$28.0
Other intangible assets:
Technology, patents, and trade names	6.7	(5.4)	1.3	6.7	(5.3)	1.4
In-process research and development(1)	128.9	—	128.9	128.9	—	128.9
Total	$163.6	$(5.4)	$158.2	$163.6	$(5.3)	$158.3

(1)
In April 2020, the FDA issued a complete response letter related to our Trevyent® new drug application (NDA) indicating that some of the deficiencies previously raised by the FDA had not yet been addressed to its satisfaction. We determined this to be a potential indicator of impairment of our in-process research and development (IPR&D) asset related to Trevyent, which had a carrying value of $107.3 million as of June 30, 2020. We obtained a third-party valuation of the IPR&D asset to estimate its fair value using the income approach, together with Level 3 valuation inputs, including estimated future cash flows and a discount rate. Significant judgment is required to determine the probability of success of a drug candidate as well as the associated revenue from a future product launch. Based on this valuation, the fair value was in excess of carrying value; therefore, the IPR&D asset was not impaired as of June 30, 2020. The value of the IPR&D asset could be subject to future impairment analyses depending on future discussions with the FDA and the FDA’s review of our planned NDA resubmission, among other factors.

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
As of December 31, 2019, our outstanding aggregate principal balance was $850.0 million, of which $250.0 million was classified as a current liability because, as of such date, we intended to repay that amount within one year. During the six months ended June 30, 2020, we paid down $50.0 million of our balance under the Credit Agreement. This brought our aggregate outstanding balance to $800.0 million as of June 30, 2020, all of which was classified as a non-current liability because we no longer intend to repay any portion of this amount within one year. We decided not to repay a portion of the loan within one year out of an abundance of caution given the uncertainty surrounding the current COVID-19 pandemic and its potential impact on our business.
The Credit Agreement contains customary events of default and customary affirmative and negative covenants. As of June 30, 2020, we were in compliance with these covenants. Lung Biotechnology PBC is our only subsidiary that guarantees our obligations under the Credit Agreement though, from time to time, one or more of our other subsidiaries may be required to guarantee our obligations.
In connection with the Credit Agreement, we capitalized debt issuance costs, which are being amortized to interest expense over the contractual term of the Credit Agreement. As of June 30, 2020, $3.4 million was recorded in other current assets and $7.9 million in other non-current assets on our consolidated balance sheets.
During the three and six months ended June 30, 2020, we recorded interest expense of $5.6 million and $13.7 million, respectively, related to the Credit Agreement. During the three and six months ended June 30, 2019, we recorded interest expense of $12.2 million and $22.5 million, respectively, related to the Credit Agreement.
8.    Share-Based Compensation
As of June 30, 2020, we have two shareholder-approved equity incentive plans: the United Therapeutics Corporation Amended and Restated Equity Incentive Plan (the 1999 Plan) and the United Therapeutics Corporation Amended and Restated 2015 Stock Incentive Plan (as amended to date, the 2015 Plan). The 2015 Plan provides for the issuance of up to 10,000,000 shares of our common stock pursuant to awards granted under the 2015 Plan, which includes the 500,000 shares added pursuant to an amendment and restatement of the 2015 Plan approved by our shareholders in June 2020. No further awards will be granted under the 1999 Plan. We also have one equity incentive plan, the United Therapeutics Corporation 2019 Inducement Stock Incentive Plan (the 2019 Inducement Plan), that has not been approved by our shareholders, as permitted by the Nasdaq Stock Market rules. The 2019 Inducement Plan was approved by our Board of Directors in February 2019 and provides for the issuance of up to 99,000 shares of our common stock under awards granted to newly-hired employees. Currently, we grant equity-based awards to employees and members of our Board of Directors in the form of stock options and restricted stock units under the 2015 Plan, and we grant restricted stock units to newly-hired employees under the 2019 Inducement Plan. Refer to the sections entitled Stock Options and Restricted Stock Units below.
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

The following table reflects the components of share-based compensation expense (benefit) recognized in our consolidated statements of operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock options	$9.2	$18.1	$25.6	$33.8
Restricted stock units	5.5	3.8	9.5	6.0
STAP awards	36.7	(59.4)	46.8	(48.4)
Employee stock purchase plan	0.4	0.3	0.7	0.6
Total share-based compensation expense (benefit) before tax	$51.8	$(37.2)	$82.6	$(8.0)

Stock Options
We estimate the fair value of stock options using the Black-Scholes-Merton valuation model, which requires us to make certain assumptions that can materially impact the estimation of fair value and related compensation expense. The assumptions used to estimate fair value include the price of our common stock, the expected volatility of our common stock, the risk-free interest rate, the expected term of stock option awards, and the expected dividend yield.
The following weighted average assumptions were used in estimating the fair value of stock options granted to employees during the six months ended June 30, 2020 and June 30, 2019:

	June 30, 2020	June 30, 2019
Expected term of awards (in years)	5.6	5.8
Expected volatility	33.4%	33.8%
Risk-free interest rate	0.5%	2.4%
Expected dividend yield	—%	—%

A summary of the activity and status of stock options under our equity incentive plans during the six-month period ended June 30, 2020 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2020	8,088,680	$123.34
Granted	57,879	111.77
Exercised	(346,549)	64.54
Forfeited/canceled	(8,779)	135.48
Outstanding at June 30, 2020	7,791,231	$125.86	6.0	$33.8
Exercisable at June 30, 2020	4,974,974	$127.46	5.5	$23.3
Unvested at June 30, 2020	2,816,257	$123.04	7.0	$10.5

The weighted average fair value of a stock option granted during each of the six-month periods ended June 30, 2020 and June 30, 2019, was $35.53 and $39.63, respectively. These stock options have an aggregate grant date fair value of $2.1 million and $82.5 million, respectively. The total grant date fair value of stock options that vested during the six-month periods ended June 30, 2020 and June 30, 2019 was $72.7 million and $36.3 million, respectively.

Total share-based compensation expense relating to stock options is recorded as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of product sales	$0.1	$0.2	$0.3	$0.4
Research and development	0.4	0.9	1.3	1.8
Selling, general, and administrative	8.7	17.0	24.0	31.6
Share-based compensation expense before taxes	9.2	18.1	25.6	33.8
Related income tax expense (benefit)	1.4	(4.1)	(2.3)	(7.6)
Share-based compensation expense, net of taxes	$10.6	$14.0	$23.3	$26.2

As of June 30, 2020, unrecognized compensation cost relating to stock options was $66.4 million. Unvested outstanding stock options as of June 30, 2020 had a weighted average remaining vesting period of 2.4 years.
Stock option exercise data is summarized below (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Number of options exercised	333,049	25,000	346,549	191,508
Cash received	$21.7	$1.1	$22.4	$9.9
Total intrinsic value of options exercised	$18.1	$1.2	$18.7	$11.5

Restricted Stock Units
Each restricted stock unit entitles the recipient to one share of our common stock upon vesting. We measure the fair value of restricted stock units using the stock price on the date of grant. Share-based compensation expense for the restricted stock units is recorded ratably over their vesting period. A summary of the activity with respect to, and status of, restricted stock units during the six-month period ended June 30, 2020 is presented below:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in millions)
Unvested at January 1, 2020	310,725	$112.24
Granted	277,379	94.16
Vested	(127,167)	108.63
Forfeited/canceled	(7,080)	107.53
Unvested at June 30, 2020	453,857	$102.28	9.2	$54.9

Total share-based compensation expense relating to restricted stock units is recorded as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of product sales	$0.4	$0.3	$0.7	$0.5
Research and development	2.1	1.2	3.5	1.9
Selling, general, and administrative	3.0	2.3	5.3	3.6
Share-based compensation expense before taxes	5.5	3.8	9.5	6.0
Related income tax benefit	(1.3)	(0.9)	(2.2)	(1.4)
Share-based compensation expense, net of taxes	$4.2	$2.9	$7.3	$4.6

As of June 30, 2020, unrecognized compensation cost related to the grant of restricted stock units was $40.0 million. Unvested outstanding restricted stock units as of June 30, 2020 had a weighted average remaining vesting period of 2.1 years.

Share Tracking Awards Plans
STAP awards convey the right to receive in cash an amount equal to the appreciation of our common stock, which is measured as the increase in the closing price of our common stock between the dates of grant and exercise. STAP awards expire on the tenth anniversary of the grant date. We discontinued the issuance of STAP awards in June 2015 and all outstanding STAP awards have been fully vested since June 2019.
The aggregate STAP liability balance was $61.0 million and $25.0 million at June 30, 2020 and December 31, 2019, respectively, all of which was classified as a current liability on our consolidated balance sheets.
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
The fair value of the STAP awards is measured at the end of each financial reporting period because the awards are settled in cash.
The table below includes the weighted average assumptions used to measure the fair value of the outstanding STAP awards:

	June 30, 2020	June 30, 2019
Expected term of awards (in years)	1.9	2.3
Expected volatility	32.1%	28.9%
Risk-free interest rate	0.2%	1.7%
Expected dividend yield	—%	—%

The closing price of our common stock was $121.00 and $78.06 on June 30, 2020 and June 30, 2019, respectively. The closing price of our common stock was $88.08 on December 31, 2019.
A summary of the activity and status of STAP awards during the six-month period ended June 30, 2020 is presented below:

	Number of Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2020	2,622,328	$109.10
Granted	—	—
Exercised	(239,312)	63.40
Forfeited/canceled	(17,054)	123.11
Outstanding at June 30, 2020	2,365,962	$113.62	3.7	$60.8
Exercisable at June 30, 2020	2,355,962	$113.88	3.7	$60.1
Unvested at June 30, 2020	10,000	$52.57	2.4	$0.7

Share-based compensation expense (benefit) recognized in connection with STAP awards is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of product sales	$1.5	$(2.7)	$2.2	$(2.0)
Research and development	8.7	(12.2)	10.9	(10.3)
Selling, general, and administrative	26.5	(44.5)	33.7	(36.1)
Share-based compensation expense (benefit) before taxes	36.7	(59.4)	46.8	(48.4)
Related income tax (benefit) expense	(6.8)	13.4	(9.1)	10.9
Share-based compensation expense (benefit), net of taxes	$29.9	$(46.0)	$37.7	$(37.5)

Cash paid to settle STAP exercises during the six-month periods ended June 30, 2020 and June 30, 2019 was $10.8 million and $6.1 million, respectively.
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
The components of basic and diluted earnings (loss) per common share comprised the following (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net income (loss)	$107.1	$205.1	$244.8	$(289.5)
Denominator:
Weighted average outstanding shares — basic	44.1	43.8	44.0	43.8
Effect of dilutive securities(1):
Stock options, restricted stock units, and employee stock purchase plan	0.3	0.2	0.3	—
Weighted average shares — diluted(2)	44.4	44.0	44.3	43.8
Net income (loss) per common share:
Basic	$2.43	$4.68	$5.56	$(6.61)
Diluted	$2.41	$4.66	$5.53	$(6.61)

Stock options and restricted stock units excluded from calculation(2)	7.2	7.9	7.4	6.6
 __________________________

(1)	Calculated using the treasury stock method.

(2)
The common shares underlying certain stock options and restricted stock units have been excluded from the computation of diluted earnings per share because their impact would be anti-dilutive for the three- and six-month periods ended June 30, 2020 and the three-month period ended June 30, 2019. For the six-month period ended June 30, 2019, we had a net loss, and as such, all outstanding stock options, restricted stock units, and shares issuable under the ESPP were excluded from our calculation of diluted earnings per share.

10.     Income Taxes
Our effective income tax rate (ETR) for the six months ended June 30, 2020 and 2019 was 20 percent and 28 percent, respectively. For the six months ended June 30, 2020, anticipated tax credits, state audit adjustments, and the foreign sales deduction, partially offset by non-deductible compensation and state tax expense, decreased our ETR. For the six months ended June 30, 2019, anticipated tax credits, foreign sales deduction, and state tax benefit partially offset by non-deductible compensation and income tax benefit limitation, increased our ETR due to the pre-tax loss that resulted primarily from the $800.0 million upfront payment under our license agreement with Arena Pharmaceuticals, Inc. (Arena).
As of June 30, 2020 and December 31, 2019, we had no unrecognized tax benefits. We record interest and penalties related to uncertain tax positions as a component of income tax expense. As of June 30, 2020 and December 31, 2019, we have not accrued any material interest expense related to uncertain tax positions. We are unaware of any material positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase within the next twelve months.
On March 27, 2020, Congress enacted the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) to provide certain relief as a result of the COVID-19 pandemic. The CARES Act, among other things, includes provisions relating to net operating loss carryback periods, alternative minimum tax credit refunds, and modification of the net interest deduction limitations. The CARES Act did not have a material impact on our consolidated financial statements for the six months ended June 30, 2020. We continue to monitor any effects that may result from the CARES Act.
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
Net product sales, cost of product sales, and gross profit for each of our commercial products were as follows (in millions):

	Three Months Ended June 30,
2020	Remodulin	Tyvaso	Orenitram	Unituxin	Adcirca	Total
Net product sales	$119.0	$119.2	$75.4	$29.0	$19.4	$362.0
Cost of product sales	5.3	4.6	3.9	3.9	8.2	25.9
Gross profit	$113.7	$114.6	$71.5	$25.1	$11.2	$336.1

2019
Net product sales	$155.8	$109.6	$54.0	$25.1	$29.1	$373.6
Cost of product sales	4.5	3.5	4.0	2.2	12.5	26.7
Gross profit	$151.3	$106.1	$50.0	$22.9	$16.6	$346.9

	Six Months Ended June 30,
2020	Remodulin	Tyvaso	Orenitram	Unituxin	Adcirca	Total
Net product sales	$264.3	$222.1	$144.4	$55.6	$31.9	$718.3
Cost of product sales	11.3	9.7	8.6	6.2	13.5	49.3
Gross profit	$253.0	$212.4	$135.8	$49.4	$18.4	$669.0

2019
Net product sales	$311.3	$213.4	$112.4	$50.0	$49.1	$736.2
Cost of product sales	10.6	7.9	8.8	7.3	21.2	55.8
Gross profit	$300.7	$205.5	$103.6	$42.7	$27.9	$680.4

Geographic revenues are determined based on the country in which our customers (distributors) are located. Total revenues from external customers by geographic area are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
United States	$350.8	$339.5	$677.5	$669.0
Rest-of-World(1)	11.2	34.1	40.8	67.2
Total	$362.0	$373.6	$718.3	$736.2
______________________________

(1)	Primarily Europe.
We recorded revenue from two distributors in the United States that exceeded 10 percent of total revenues. Revenue from these two distributors as a percentage of total revenues is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Distributor 1	55%	54%	55%	56%
Distributor 2	29%	22%	27%	21%

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

Liquidia Technologies, Inc.
On March 30, 2020, Liquidia Technologies, Inc. (Liquidia) filed two petitions for inter partes review (IPR) with the Patent Trial and Appeal Board (PTAB) of the U.S. Patent and Trademark Office (USPTO). In its petitions, Liquidia seeks to invalidate U.S. Patent Nos. 9,604,901 (the ’901 patent) and 9,593,066 (the ’066 patent), both of which relate to a method of making treprostinil, the active pharmaceutical ingredient in our Remodulin, Tyvaso, and Orenitram products. These patents were issued in March 2017 and are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations publication, also known as the Orange Book, for Remodulin, Tyvaso, and Orenitram. In mid-July, 2020 we filed preliminary responses to the petitions, and the PTAB has until mid-October to decide whether to institute IPR proceedings. If the PTAB institutes one or both reviews, the final written decision(s) will be due about a year after the PTAB’s decision to institute IPR proceedings, and following additional submissions by the parties. Any appeals of a PTAB decision would delay any final outcome.
In January 2020, Liquidia submitted an NDA to the FDA for approval of LIQ861, a dry powder inhalation formulation of treprostinil. This NDA was submitted under the 505(b)(2) regulatory pathway with Tyvaso as the reference listed drug. On April 8, 2020, Liquidia announced that the FDA had accepted its NDA and set a Prescription Drug User Fee Act (PDUFA) target action date of November 24, 2020.
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
On June 4, 2020, we filed a lawsuit in the U.S. District Court for the District of Delaware against Liquidia for infringement of the following patents relating to Tyvaso: U.S. Patent Nos. ’901 patent and the ’066 patent, both of which expire in December 2028. We filed our lawsuit within 45 days of receipt of notice from Liquidia of its NDA filing. As a result, under the Hatch-Waxman Act, the FDA is automatically precluded from approving Liquidia’s NDA for up to 30 months or until the resolution of the litigation, whichever occurs first. On July 16, 2020, Liquidia filed an answer to our complaint that included counterclaims alleging, among other things, that the patents at issue in the litigation are not valid and will not be infringed by the commercial manufacture, use or sale of LIQ861.
On July 21, 2020, the USPTO issued a new patent relating to Tyvaso. The new patent, U.S. Patent No. 10,716,793, expires May 14, 2027, and is listed in the Orange Book for Tyvaso. On July 22, 2020, we filed an amended complaint against Liquidia to include a claim for infringement of this new patent. The new patent relates to a method of administering treprostinil via inhalation and it includes claims covering the dosing regimen used to administer Tyvaso.
We plan to vigorously enforce our intellectual property rights related to Tyvaso.
13.     Arena License Agreement
On November 15, 2018, we entered into an exclusive license agreement with Arena related to ralinepag, a next-generation, oral, selective, and potent prostacyclin receptor agonist being developed for the treatment of PAH. On January 24, 2019, in connection with the closing of the transactions contemplated by the license agreement: (1) Arena granted to us perpetual, irrevocable, and exclusive rights throughout the universe to develop, manufacture, and commercialize ralinepag; (2) Arena transferred to us certain other assets related to ralinepag, including, among others, related domain names and trademarks, permits, certain contracts, inventory, regulatory documentation, Investigational New Drug (IND) Application No. 109021 (related to ralinepag), and nonclinical, pre-clinical, and clinical trial data; (3) we assumed certain limited liabilities from Arena, including, among others, all obligations arising after the closing under the assumed contracts and the IND described above; and (4) we paid Arena an upfront payment of $800.0 million, which was expensed as acquired in-process research and development and included within research and development expenses on our consolidated statements of operations in the first quarter of 2019. We will also pay Arena: (1) a one-time payment of $250.0 million for the first, if any, marketing approval we receive in the United States for an inhaled version of ralinepag to treat PAH; (2) a one-time payment of $150.0 million for the first, if any, marketing approval we receive in any of Japan, France, Italy, the United Kingdom, Spain, or Germany for an oral version of ralinepag to treat any indication; and (3) low double-digit, tiered royalties on net sales of any pharmaceutical product containing ralinepag as an active ingredient, subject to certain adjustments for third party license payments.

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
Impact of COVID-19 on our Business
We are closely monitoring developments related to the COVID-19 pandemic and are making every effort to ensure we remain focused on the health and well-being of our patients and our employees while maintaining business continuity. It remains difficult to predict what impact this pandemic, and the associated economic downturn, will ultimately have on our business. While we remain confident in our prospects over the longer term, there is considerable uncertainty and lack of visibility regarding our near-term revenue growth prospects and product development plans due to the rapidly evolving situation.
Our financial position is strong. We believe our healthy balance sheet makes us well-positioned to endure the impact of this pandemic. With enough cash, cash equivalents, and marketable securities on hand to fund our operations as we conduct them today for at least two years regardless of our future revenues, we are able to retain and hire new employees, continue our research and development and commercial activities, subject to the limitations described below, and make new strategic investments. Consequently, we expect to be able to return to “normal” operations rapidly once pandemic-related restrictions and precautionary measures are no longer in force or advisable.
We have an ample supply of our products. To ensure access to our treprostinil-based products, and in accordance with our long-standing inventory policy, we have sufficient inventory of finished treprostinil-based products (Remodulin, Tyvaso, and Orenitram) to supply the market for two years at current levels of demand. In addition, we manufacture our own treprostinil active pharmaceutical ingredient (API) at our Silver Spring, Maryland facility and have three years’ worth of treprostinil API on hand at any given time, as well as a substantial inventory of the key raw material necessary to manufacture it. These products and API supplies are all stored at our own warehouses in the United States. Manufacturing of our treprostinil-based products, both internally and at our contract manufacturers, continues mostly as usual, and we do not currently anticipate any supply shortages of our treprostinil-based products.
We also have a significant amount of inventory of Unituxin drug supply and raw materials for additional production, and intend to continue manufacturing Unituxin in quantities sufficient to meet current patient demand. Unlike our treprostinil-based products, Unituxin is a biologic with a shorter shelf life, so our ability to maintain longer-term inventories is limited; however, we do not currently anticipate any supply shortages of Unituxin.
We have redundant qualified manufacturing sites for our two current best-selling products: Remodulin and Tyvaso. Should either site be impacted by an outbreak, production activities could be diverted to the other qualified site, each of which is capable of supplying the worldwide market. Our internal manufacturing and packaging operations are independently staffed and physically segregated by technical capability (e.g., oral solid dose, aseptic vial filling, etc.). Should any internal operation be impacted by an outbreak, we believe that area and staff could shut down and isolate, respectively, without affecting the other manufacturing areas.
To date, we have not experienced any interruption of our supply of drug products and devices needed to support our ongoing clinical trials.

Distribution of drug product to patients continues without interruption. Our specialty pharmacy distributors, which we require to maintain at least 30 days’ worth of inventory on hand at any given time, continue to ship our products to patients and hospitals. Specialty pharmacies have assured us that they have exercised their continuity plans to avoid supply disruptions. They have also assured us that their nursing support services, which are required for therapy initiation and over the course of treatment to train patients to safely administer their medicine, continue through a combination of in-person and virtual visits. Similarly, we are not aware of any disruption to the distribution of Unituxin treatment for patients with neuroblastoma. As a contingency plan, we have a plan in place to secure alternative product transportation capability to deliver our products to distributors in the event traditional freight operations are disrupted.
Our commercial efforts continue but could be disrupted as a result of the COVID-19 pandemic. Our commercial field-based teams are still predominantly meeting with prescribing physicians virtually instead of in person, although we have recommenced in-person visits to those sites where it is possible to do so safely. During the second quarter of 2020, we observed several COVID-19 related impacts on U.S. demand for our treprostinil-based therapies:

•
In April 2020, we saw a reduction in new patient prescriptions and new patient starts across all of our treprostinil-based products, which was due to the inability of patients to visit their physician’s office to determine whether our medicines may be appropriate, and physician concerns about initiating new PAH therapies via telemedicine. During the remainder of the second quarter, the number of new patient prescriptions grew, and as of the end of the second quarter nearly reached pre-pandemic levels for all of our products. As a result, new patient starts were increasing as of the end of the second quarter.

•	Drug shipments to patients during the second quarter were stable relative to prior quarters due to lower discontinuation rates for patients already on our medicines.

•	We believe the reduction in new patient starts had a negative impact on sales of Remodulin, and to a lesser extent Tyvaso and Orenitram, during the second quarter of 2020.
We have experienced pandemic-related delays in launching Remunity. We commenced launch activities for the Remunity™ Pump for Remodulin, including shipping training devices to specialty pharmacies and certain health care practitioners, and entering into agreements with specialty pharmacies to purchase Remunity Pumps and accessories and to pre-fill the Remunity cartridges exclusively with Remodulin. We also confirmed with the relevant Centers for Medicare & Medicaid Services Pricing, Data Analysis, and Coding Contractor that the Remunity Pump will be treated as durable medical equipment under the Medicare Part B Durable Medical Equipment program, and will share the same billing codes and billing guidance as existing subcutaneous pumps currently used with Remodulin. We started working with large PAH medical centers to identify patient candidates for the Remunity Pump, and have been training staff at these centers on how to use the product. However, the timing of our ability to commence commercial sales has been delayed due to pandemic-related issues impacting our partner DEKA’s ability to secure certain components and raw materials necessary to manufacture a continuous supply of pumps, pump disposables, and pump controllers. We are working closely with DEKA to build safety stock of these components and raw materials to a level that would allow us to withstand a significant supplier disruption without adverse impact to our patient base. We implemented this strategy due to the increasing COVID-19 infection rates observed in the United States during the second quarter of 2020, as many of the Remunity Pump component suppliers are located domestically. We are working to commence commercial sales of the Remunity Pump in the near-term, but we cannot predict the precise timing due to the factors described above, as well as the potential for additional pandemic-related constraints that physicians and patients may experience.
Our clinical studies remain open, and enrollment of new patients has resumed at select study sites for certain studies. Most of our ongoing clinical studies paused enrollment during the first quarter of 2020 due to the pandemic, but patients already enrolled in studies have continued to receive the study drug and complete necessary clinical evaluations as appropriate. The following studies have since re-opened enrollment at select sites: (1) the BREEZE and pivotal pharmacokinetics studies of Treprostinil Technosphere®; (2) the ADVANCE OUTCOMES study of ralinepag; (3) the SAPPHIRE study of Aurora-GT™; (4) our phase I study of Unexisome™ for bronchopulmonary dysplasia; and (5) our phase I study of OreniPro™. We have also recommenced startup activities for the ADVANCE CAPACITY study of ralinepag. While our enrollment pause continues with respect to the PERFECT study of Tyvaso in pulmonary hypertension associated with chronic obstructive pulmonary disease (PH-COPD), we are continuing new clinical site startup activities for this study. Although we re-opened enrollment of certain studies at a limited number of clinical trial sites, it is difficult to predict when we will be able to re-open enrollment at additional sites for these studies, and whether we will experience further disruptions as the pandemic unfolds. In addition, it is unclear what impact the pandemic may have on the timing of future studies, such as TETON. As such, we expect that completion and data readouts for several of our ongoing and planned studies will be delayed, but we do not currently expect delays of our potential product launch plans relative to the near-, medium-, and long-term windows described in the table below under Research and Development. To mitigate these delays, we are expanding our efforts to enter into contracts with additional clinical study sites and complete other site activation activities for certain studies where practicable, so that we may rapidly resume enrollment of our clinical studies at the appropriate time.
We are engaged in the fight against COVID-19. As a pulmonary health company, we are committed to deploying our research teams and development partners to investigate potential therapies for COVID-19 and related pulmonary conditions. In April 2020, we expanded our existing collaboration with Celularity, Inc. (Celularity) to study the use of Celularity’s placental-derived natural killer cell therapy, CYNK-001, to treat patients with the novel coronavirus associated with COVID-19. The FDA has cleared Celularity’s investigational new drug application to evaluate CYNK-001’s safety, tolerability, and efficacy for the treatment of COVID-19 in a phase I/II study of up to 86 patients. Under our agreement with Celularity, our Lung Biotechnology subsidiary will support Celularity’s study of CYNK-001 as an antiviral treatment for COVID-19. We have global rights to commercialize CYNK-001 to treat COVID-19 and ARDS, which is a major cause of patient morbidity and mortality associated with COVID-19. We are also exploring the use of other Celularity cell-based biologic products to treat ARDS. Finally, we are working with academic institutions to investigate the potential use of Tyvaso and Unexisome to treat ARDS and are expediting our biomechanical lung program to develop a version suitable for use in the hospital for COVID-19 patients needing oxygen support.
For additional discussion of the risks to our business associated with COVID-19, please see the risk factor below entitled, We face risks and uncertainties related to the COVID-19 pandemic, which could significantly disrupt our operations and/or business for an unknown period of time.
Overview of Marketed Products
We market and sell the following commercial products:

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
Generic Competition and Challenges to our Intellectual Property Rights
We settled litigation with Sandoz, Inc. (Sandoz) relating to its abbreviated new drug application (ANDA) seeking FDA approval to market a generic version of Remodulin. Under the settlement agreement, Sandoz was permitted to market its generic version of Remodulin as early as June 2018. On March 25, 2019, Sandoz announced the availability of its generic product in the United States, and that it was entitled to six months of marketing exclusivity before other companies would be permitted to market their generic versions of Remodulin in the United States. We have also entered into similar settlement agreements with Teva Pharmaceuticals USA, Inc. (Teva), Par Sterile Products, LLC (Par), Dr. Reddy’s Laboratories, Inc. (Dr. Reddy’s) and Alembic Pharmaceuticals Ltd. (Alembic) permitting each of them to market a generic version of Remodulin in the United States. Par and Teva received FDA approval for their ANDAs in late September 2019, and, in early October 2019, Teva announced its plan to launch its generic version of Remodulin. Dr. Reddy’s ANDA was approved by FDA in May 2020. To our knowledge, the FDA has not yet approved the ANDA filed by Alembic. Through June 30, 2020, we have seen minimal erosion of Remodulin sales as a result of generic treprostinil competition in the United States. We are currently engaged in litigation with Sandoz and its marketing partner, RareGen, LLC, related to the infusion devices used to deliver Remodulin subcutaneously. See Note 12—Litigation, to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
Internationally, regulatory authorities in various European countries began approving generic versions of Remodulin in 2018, followed by pricing approvals and launches in certain of these countries in 2019, with additional pricing approvals and launches expected in 2020. As a result, our international Remodulin revenues have come under increasing pressure, due to increased competition and a reduction in our contractual transfer price for Remodulin sold by certain international distributors for sales in countries in which the pricing of Remodulin is impacted by the generic competition. Our non-U.S. net product sales for Remodulin were $37.8 million and $64.8 million for the six months ended June 30, 2020 and 2019, respectively.
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
In January 2020, Liquidia Technologies, Inc. (Liquidia) submitted an NDA to the FDA for approval of LIQ861, a dry powder formulation of treprostinil for inhalation. This NDA was submitted under the 505(b)(2) regulatory pathway with Tyvaso as the reference listed drug. This product, if approved, would compete directly with Tyvaso and our other treprostinil-based products, and would also compete with Treprostinil Technosphere if it is approved. In March 2020, Liquidia filed petitions for inter partes review seeking to invalidate two of our patents related to Remodulin, Tyvaso, and Orenitram. In April 2020, we received a Paragraph IV notification letter from Liquidia indicating that Liquidia’s NDA contains a certification alleging that LIQ861 will not infringe any of the patents currently listed in the Orange Book for Tyvaso because those patents are not valid, not enforceable, and/or will not be infringed by the commercial manufacture, use or sale of LIQ861. On June 4, 2020, we filed a lawsuit against Liquidia for patent infringement. For further details, please see Note 12—Litigation, to our consolidated financial statements.
A U.S. patent for Adcirca for the treatment of pulmonary hypertension expired in November 2017, and FDA-conferred regulatory exclusivity expired in May 2018, leading to the launch of a generic version of Adcirca by Mylan N.V. in August 2018, and by additional companies in February 2019. Generic competition for Adcirca has had a material adverse impact on Adcirca net product sales. In addition, we expect declines in patient demand will cause Adcirca inventory held by distributors and other downstream customers to expire unsold. Upon expiration of Adcirca (up to 36 months after the initial sale), distributors and other downstream customers have a right to return the expired product for up to 12 months past the expiration date. As such, we expect increased returns beginning in 2021 as Adcirca sold prior to the commencement of generic competition begins to expire. Our allowance for product returns was $13.2 million and $14.2 million as of June 30, 2020 and December 31, 2019, respectively.
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
Our operating expenses include the following costs:
Cost of Product Sales
Our cost of product sales primarily includes costs to manufacture and acquire products sold to customers, royalty, and milestone payments under license agreements granting us rights to sell related products, direct and indirect distribution costs incurred in the sale of products, and the costs of inventory reserves for current and projected obsolescence. These costs also include share-based compensation and salary-related expenses for direct manufacturing and indirect support personnel, quality review and release for commercial distribution, direct materials and supplies, depreciation, facilities-related expenses, and other overhead costs.
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
We are expanding our sales, marketing and medical affairs staff in anticipation of the potential launch of Tyvaso for patients with pulmonary hypertension associated with interstitial lung disease, if and when the FDA approves an expanded label for Tyvaso incorporating the results of the INCREASE study. This expansion is expected to add approximately 30 employees by the end of 2020 and result in a corresponding increase in our expenses.
Share-Based Compensation
Historically, we granted stock options under our Amended and Restated Equity Incentive Plan (the 1999 Plan) and awards under our Share Tracking Awards Plans (STAP). Issuance of awards under these plans was discontinued in 2015. Currently, we grant stock options and restricted stock units under the United Therapeutics Corporation Amended and Restated 2015 Stock Incentive Plan (as amended to date, the 2015 Plan), which provides for the issuance of up to 10,000,000 shares of our common stock, including the 500,000 shares added pursuant to an amendment and restatement of the 2015 Plan approved by our shareholders in June 2020. In February 2019, our Board of Directors approved the 2019 Inducement Stock Incentive Plan (the 2019 Inducement Plan), which provides for the issuance of up to 99,000 shares of our common stock pursuant to awards granted to newly-hired employees. Currently, we grant equity-based awards to employees and members of our Board of Directors in the form of stock options and restricted stock units under the 2015 Plan, and we granted restricted stock units to newly-hired employees under the 2019 Inducement Plan. The grant date fair values of stock options and restricted stock units are recognized as share-based compensation expense ratably over their vesting periods.
The fair value of STAP awards and stock options is measured using inputs and assumptions under the Black-Scholes-Merton model. The fair value of restricted stock units is measured using our stock price on the date of grant.

Although we no longer grant STAP awards, we still had approximately 2.4 million STAP awards outstanding as of June 30, 2020. We account for STAP awards as liabilities because they are settled in cash. As such, we must re-measure the fair value of STAP awards at the end of each financial reporting period until the awards are no longer outstanding. Changes in our STAP liability resulting from such re-measurements are recorded as adjustments to share-based compensation expense (benefit) and can create substantial volatility within our operating expenses from period to period. The following factors, among others, have a significant impact on the amount of share-based compensation expense (benefit) recognized in connection with STAP awards from period to period: (1) volatility in the price of our common stock (specifically, increases in the price of our common stock will generally result in an increase in our STAP liability and related compensation expense, while decreases in our stock price will generally result in a reduction in our STAP liability and related compensation expense); and (2) changes in the number of outstanding awards.
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
Near-Term Pipeline Programs (2020-2022)

Product	Mode of Delivery	Indication	Current Status STUDY NAME	Our Territory
Remunity Pump for Remodulin	Continuous subcutaneous via pre‑filled, semi‑disposable system	PAH	Pharmacy-fill 510(k) cleared by the FDA; launch in progress	Worldwide
Tyvaso (treprostinil)	Inhaled	Pulmonary hypertension associated with idiopathic pulmonary fibrosis (WHO Group 3)	Phase III INCREASE study successful; NDA supplement submitted to the FDA June 2020	Worldwide
Trevyent (treprostinil)	Continuous subcutaneous via pre-filled, disposable PatchPump® system	PAH	Preparing NDA resubmission to address FDA complete response letter	Worldwide, subject to out-licenses granted in Europe, Canada, and the Middle East
Implantable System for Remodulin	Continuous intravenous via implantable pump	PAH	FDA approval received July 30, 2018; U.S. launch pending satisfaction of further regulatory requirements by Medtronic	United States, United Kingdom, Canada, France, Germany, Italy, and Japan
Treprostinil Technosphere	Inhaled dry powder	PAH	Phase III BREEZE and pivotal pharmacokinetic studies	Worldwide

Medium-Term Pipeline Programs (2023-2026)

Product	Mode of Delivery	Indication	Current Status STUDY NAME	Our Territory
Tyvaso (treprostinil)	Inhaled	Pulmonary hypertension associated with chronic obstructive pulmonary disease (WHO Group 3)	Phase III PERFECT	Worldwide
Tyvaso (treprostinil)	Inhaled	Chronic fibrosing interstitial lung disease	Phase III TETON	Worldwide
OreniPro (once-daily, oral treprostinil prodrug)	Oral	PAH	Phase I	Worldwide
RemoPro™ (pain-free subcutaneous Remodulin prodrug)	Continuous subcutaneous	PAH	Phase I	Worldwide
Unexisome (exosome-based product)	Intravenous	Bronchopulmonary Dysplasia	Phase I	Worldwide
Ralinepag (IP receptor agonist)	Oral	PAH	Phase III ADVANCE studies	Worldwide, subject to out-licenses granted in the People’s Republic of China and certain other Asian territories
Aurora-GT (eNOS gene therapy)	Intravenous	PAH	Phase II SAPPHIRE	United States
Implantable System for Remodulin
On July 30, 2018, we obtained FDA approval of the Implantable System for Remodulin in the United States. We developed this system in collaboration with Medtronic, Inc. (Medtronic). The system incorporates a proprietary Medtronic intravascular infusion catheter with Medtronic’s SynchroMed® II implantable infusion pump and related infusion system components (together referred to as the Implantable System for Remodulin) in order to deliver Remodulin for the treatment of PAH. We believe this technology has the potential to reduce many of the patient burdens and other complications associated with the use of external pumps to administer prostacyclin analogues. The FDA approved Medtronic’s premarket approval application (PMA) for the device in December 2017, and our NDA for the use of Remodulin in the implantable pump in July 2018. Medtronic must satisfy certain conditions to its PMA approval before we can launch the Implantable System for Remodulin. As a result of FDA communications in early 2020, Medtronic has indicated that these conditions will not be satisfied during 2020. We have no control over when or whether these conditions will be met.
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
Remunity Pump, RemoPro, and RemoLife
In December 2014, we entered into an exclusive agreement with DEKA Research & Development Corp. (DEKA) to develop a pre-filled, semi-disposable system for subcutaneous delivery of treprostinil, which we call the Remunity Pump for Remodulin. Under the terms of the agreement, we funded the development costs related to the Remunity Pump and will pay product fees and a single-digit royalty to DEKA based on commercial sales of the Remunity Pump and the Remodulin drug product sold for use with the system. The Remunity Pump consists of a small, lightweight, durable pump and controller intended to have a service life of at least three years. The Remunity Pump uses disposable cartridges pre-filled exclusively with Remodulin drug product, which can be connected to the pump with less patient manipulation than is typically involved in filling currently-available subcutaneous pumps. In November 2019, we entered into a supply agreement with an affiliate of DEKA to manufacture and supply the Remunity Pump to us. Under the terms of the agreement, we will reimburse all of DEKA’s and its affiliates’ costs to manufacture the Remunity Pump.
In May 2019, DEKA obtained FDA 510(k) clearance of a patient-filled version of the Remunity Pump. In February 2020, the FDA cleared an additional 510(k) filing enabling Remunity cartridges to be pre-filled with Remodulin by contracted specialty pharmacies in order to improve convenience for patients. We have begun the process of launching the pharmacy-filled Remunity Pump. However, the launch of the Remunity Pump has been delayed due to COVID-19-related issues impacting DEKA’s ability to make a commercial supply of pumps and ancillary supplies available. We anticipate being able to launch the sale of the Remunity Pump in the near term. For additional detail, see the section above entitled Impact of COVID-19 on our Business.
We are also developing a version of the system that will include disposable components that are pre-filled as part of the manufacturing process. This version is expected to have an extended shelf life and simplified supply chain and will allow patients to keep more drug product on hand.
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
Finally, we are also collaborating with Smiths Medical to develop RemoLife, a next-generation pump for Remodulin.
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
In April 2020, the FDA issued a complete response letter (CRL) related to our NDA indicating that some of the deficiencies previously raised by the FDA had not yet been addressed to its satisfaction. We have one year from the date of the CRL to resubmit our NDA to the FDA, which is expected to trigger a six-month review period by the FDA. We are in the process of preparing our NDA resubmission, which we expect to file in 2021.
OreniPro
We are developing an oral prodrug version of Orenitram we call OreniPro, in order to provide increased tolerability and convenience through a once-daily dosing regimen. We commenced a phase I study in early March 2020. Although the study enrollment was paused due to COVID-19, we recently resumed patient enrollment.
Tyvaso
In February 2020, we reported the results of the INCREASE phase III registration study of Tyvaso in patients with WHO Group 3 pulmonary hypertension associated with interstitial lung disease (including idiopathic pulmonary fibrosis and combined pulmonary fibrosis and emphysema) (PH-ILD). Based on our preliminary analysis of the results, the INCREASE study met its primary endpoint of demonstrating improvement in six-minute walk distance (6MWD). Tyvaso increased 6MWD by 21 meters versus placebo (p=0.0043, Hodges-Lehmann estimate) after 16 weeks of treatment. Tyvaso also showed benefits across several key subgroups, including etiology of PH-ILD, disease severity, age, gender, baseline hemodynamics, and dose. Significant improvements were also observed in each of the study’s secondary endpoints, including reduction in the cardiac biomarker NT-proBNP, time to first clinical worsening event, change in peak 6MWD at Week 12, and change in trough 6MWD at week 15. Treatment with Tyvaso of up to 12 breaths per session, four times daily, was well tolerated and the safety profile was consistent with previous Tyvaso studies and known prostacyclin-related adverse events.
In June 2020, we submitted an efficacy supplement (sNDA) to the Tyvaso new drug application, which we expect to result in revised labeling reflecting the outcome of the INCREASE study. In April 2020, in response to questions we submitted to the FDA along with a pre-sNDA meeting request and briefing package, the FDA indicated that the results of the INCREASE study appear to support our proposed indication of treatment of patients with PH-ILD to improve exercise ability and delay clinical worsening.
We are also conducting a phase III registration study called PERFECT, which is a study of Tyvaso in patients with WHO Group 3 PH-COPD.
There are presently no FDA approved therapies indicated for the treatment of WHO Group 3 pulmonary hypertension. In the United States alone, we believe there are approximately 30,000 PH-ILD patients and 100,000 PH-COPD patients.
Finally, we are commencing a new phase III registration study called TETON, which is a randomized, double-blind, placebo-controlled, 24-week, phase III study of Tyvaso in subjects with chronic fibrosing interstitial lung disease (which includes patients with idiopathic interstitial pneumonias (IIP), chronic hypersensitivity pneumonitis (CHP), and environmental/occupational lung disease). Subjects will be randomized in a 1:1 ratio to receive inhaled treprostinil or placebo. The primary endpoint of this study is planned to be the change from baseline to week 24 in absolute forced vital capacity (FVC). This study was prompted by data from the INCREASE study, which demonstrated improvements in parameters of lung function in pulmonary hypertension patients with fibrotic lung disease (FVC and reduced exacerbations of underlying lung disease). Specifically, in the INCREASE study, treatment with inhaled treprostinil resulted in significant improvements in percent predicted FVC at Weeks 8 and 16, with subjects having underlying etiologies of IIP (Week 8: 1.95%, p=0.0373 and Week 16: 2.88%; p=0.0096) and idiopathic pulmonary fibrosis (Week 8: 2.543%; p=0.0380 and Week 16: 3.504%; p=0.0147) showing greater improvement. Consistent positive effects were also observed in patients with CHP and environmental/occupational lung disease. These data points, combined with substantial preclinical evidence of antifibrotic activity of treprostinil, suggest that inhaled treprostinil may offer a treatment option for patients with fibrotic lung disease.
We are evaluating whether the INCREASE results could support marketing applications for Tyvaso outside the United States.
Unituxin
Under our BLA approval for Unituxin, the FDA has imposed certain post-marketing requirements and post-marketing commitments on us. We are conducting additional clinical and nonclinical studies to satisfy these requirements and commitments. While we believe we will be able to complete these studies, any failure to satisfy these requirements or commitments could result in penalties, including fines or withdrawal of Unituxin from the market, unless we are able to demonstrate good cause for the failure. We are pursuing a label expansion for Unituxin in combination with two other drugs to treat cancer, irinotecan and temozolomide, for the treatment of pediatric patients with relapsed or refractory neuroblastoma, based on the results of the ANBL1221 study conducted by the Children’s Oncology Group. We met with the FDA in April 2020 to discuss the proposed label expansion, and plan to file a supplemental BLA in the near term. In addition, we are conducting preclinical research to determine Unituxin’s potential activity against other types of GD2-expressing tumors.
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
Aurora-GT
We are conducting a phase II study (called SAPPHIRE) of a gene therapy product called Aurora-GT, in which a PAH patient’s own endothelial progenitor cells are isolated, transfected with the gene for human endothelial NO-synthase (eNOS), expanded ex-vivo and then delivered to the same patient. This product is intended to rebuild the blood vessels in the lungs that are destroyed by PAH. This study is being conducted in Canada, and is sponsored by Northern Therapeutics, Inc., a Canadian entity in which we have a 49.7 percent voting stake and a 71.8 percent financial stake. We have the exclusive right to pursue this technology in the United States, and plan to seek FDA approval of Aurora-GT if SAPPHIRE is successful.
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
Future Prospects
Our prospects for revenue growth in 2020 have become more difficult to project in light of the effects of the COVID-19 pandemic, as described above under Overview—Impacts of COVID-19 on our Business. We continue to anticipate negative impacts on revenue arising from continued generic competition for Adcirca, and for Remodulin in Europe. We will be able to keep selling Adcirca after the end of this year; in June 2020 we amended the term of our license agreement related to Adcirca to extend the term of the agreement through December 31, 2023. Previously the agreement was scheduled to expire at the end of 2020. We believe our pipeline of new products and potential label expansions for existing products should result in a return to revenue growth in the near term, although the precise timing depends on a number of factors, including factors that we cannot control. Refer to the risks identified in Part II, Item 1A—Risk Factors, included in this Quarterly Report on Form 10-Q.
We believe future revenue growth will be driven by commercializing six key therapeutic platforms in our pipeline, which are comprised of the enabling technologies described below:

Platform	Enabling Technologies
Remodulin (parenteral treprostinil)	Remunity Pump, Implantable System for Remodulin, Trevyent, RemoLife, RemoPro
Tyvaso (inhaled treprostinil)	INCREASE study, PERFECT study, Treprostinil Technosphere, TETON study
Orenitram (oral treprostinil)	OreniPro
Unituxin (dinutuximab)	Humanized dinutuximab, additional GD2-expressing tumors
New Chemical Entities and New Biologics	Ralinepag, LNG01, SAPPHIRE study (gene therapy), Unexisome
Organ Manufacturing and Transplantation	Xenotransplantation, three-dimensional organ printing, regenerative medicine, ex-vivo lung perfusion
We believe this diverse portfolio of six therapeutic platforms, each with multiple enabling technologies, will lead to significant revenue growth over the medium- and longer-term. For further details regarding our research and development initiatives, refer to the section above entitled Research and Development. We also anticipate growth in Orenitram revenues as a result of the expansion of Orenitram’s FDA-approved labeling to reflect the results of the FREEDOM-EV study, which expanded the Orenitram label to indicate that it also delays disease progression, in addition to improving exercise capacity. We believe these clinical results and updated labeling will result in increased use of Orenitram.
Our ability to achieve our objectives, grow our business and maintain profitability will depend on many factors, including among others: (1) the timing and outcome of preclinical research, clinical trials and regulatory approvals for products we develop; (2) the timing and degree of our success in commercially launching new products; (3) the demand for our products; (4) the price of our products and the reimbursement of our products by public and private health insurance organizations; (5) the competition we face within our industry, including competition from generic companies and new PAH therapies; (6) our ability to effectively manage our business in an increasingly complex legal and regulatory environment; (7) our ability to defend against challenges to our patents; (8) the duration and severity of the COVID-19 pandemic; and (9) the risks identified in Part II, Item 1A—Risk Factors, included in this Quarterly Report on Form 10-Q.

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
Results of Operations
Three and Six Months Ended June 30, 2020 and June 30, 2019
Revenues
The table below presents the components of total revenues (dollars in millions):

	Three Months Ended June 30,		Dollar Change	Percentage Change	Six Months Ended June 30,		Dollar Change	Percentage Change
	2020	2019			2020	2019
Net product sales:
Remodulin	$119.0	$155.8	$(36.8)	(24)%	$264.3	$311.3	$(47.0)	(15)%
Tyvaso	119.2	109.6	9.6	9%	222.1	213.4	8.7	4%
Orenitram	75.4	54.0	21.4	40%	144.4	112.4	32.0	28%
Unituxin	29.0	25.1	3.9	16%	55.6	50.0	5.6	11%
Adcirca	19.4	29.1	(9.7)	(33)%	31.9	49.1	(17.2)	(35)%
Total revenues	$362.0	$373.6	$(11.6)	(3)%	$718.3	$736.2	$(17.9)	(2)%
In April 2020, we saw a reduction in new patient prescriptions and new patient starts across all of our treprostinil-based products in the United States, which we believe was due to the inability or reluctance of patients to visit their physicians’ offices to determine whether our medicines may be appropriate. During the remainder of the second quarter, the number of new U.S. patient prescriptions grew, and as of the end of the second quarter nearly reached pre-pandemic levels for all of our products. Refer to Overview—Impacts of COVID-19 on our Business for additional discussion.
Decreases in Remodulin net product sales for the three and six months ended June 30, 2020, compared to the same period in 2019, were driven by $22.7 million and $27.0 million decreases in sales outside the United States, respectively, primarily due to a decrease in quantities sold, which we believe resulted from generic competition and the impact of COVID-19. Reduction in U.S. Remodulin net product sales, compared to the same periods in 2019, of $14.1 million and $20.1 million for the three and six-month periods ended June 30, 2020, respectively, were primarily due to a decrease in quantities sold, which we believe was mainly due to the impact of COVID-19 as described above under Overview—Impacts of COVID-19 on our Business.
Orenitram net product sales for the three and six months ended June 30, 2020, increased as compared to the same periods in 2019, primarily resulting from an increase in quantities sold, reflecting a growing number of patients that we believe has been driven by the expansion of Orenitram’s labeling to reflect the FREEDOM-EV clinical trial results.
Adcirca net product sales for the three and six months ended June 30, 2020, decreased as compared to the same periods in 2019, due to a continuing decline in bottles sold as a result of generic competition for Adcirca.
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

	Three Months Ended June 30, 2020
	Rebates and Chargebacks	Prompt Pay Discounts	Allowance for Sales Returns	Distributor and Other Fees	Total
Balance, April 1, 2020	$53.2	$2.6	$13.6	$4.4	$73.8
Provisions attributed to sales in:
Current period	46.0	7.7	—	5.3	59.0
Prior periods	(1.2)	—	—	(0.7)	(1.9)
Payments or credits attributed to sales in:
Current period	(6.6)	(5.2)	—	(1.2)	(13.0)
Prior periods	(36.5)	(2.5)	(0.4)	(3.1)	(42.5)
Balance, June 30, 2020	$54.9	$2.6	$13.2	$4.7	$75.4

	Three Months Ended June 30, 2019
	Rebates and Chargebacks	Prompt Pay Discounts	Allowance for Sales Returns	Distributor and Other Fees	Total
Balance, April 1, 2019	$55.6	$3.0	$22.8	$2.9	$84.3
Provisions attributed to sales in:
Current period	43.7	8.1	(1.7)	4.2	54.3
Prior periods	3.3	—	—	0.2	3.5
Payments or credits attributed to sales in:
Current period	(5.3)	(5.0)	—	(1.1)	(11.4)
Prior periods	(36.8)	(2.7)	(0.5)	(2.9)	(42.9)
Balance, June 30, 2019	$60.5	$3.4	$20.6	$3.3	$87.8

	Six Months Ended June 30, 2020
	Rebates & Chargebacks	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, January 1, 2020	$51.7	$2.6	$14.2	$4.1	$72.6
Provisions attributed to sales in:
Current period	90.1	15.2	—	9.9	115.2
Prior periods	0.4	—	—	(0.3)	0.1
Payments or credits attributed to sales in:
Current period	(46.5)	(12.7)	—	(5.2)	(64.4)
Prior periods	(40.8)	(2.5)	(1.0)	(3.8)	(48.1)
Balance, June 30, 2020	$54.9	$2.6	$13.2	$4.7	$75.4

	Six Months Ended June 30, 2019
	Rebates & Chargebacks	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, January 1, 2019	$54.7	$3.2	$22.4	$4.8	$85.1
Provisions attributed to sales in:
Current period	91.0	15.7	(0.8)	8.2	114.1
Prior periods	1.9	—	—	—	1.9
Payments or credits attributed to sales in:
Current period	(42.6)	(12.5)	—	(5.0)	(60.1)
Prior periods	(44.5)	(3.0)	(1.0)	(4.7)	(53.2)
Balance, June 30, 2019	$60.5	$3.4	$20.6	$3.3	$87.8

Cost of Product Sales
The table below summarizes cost of product sales by major category (dollars in millions):

	Three Months Ended June 30,		Dollar Change	Percentage Change	Six Months Ended June 30,		Dollar Change	Percentage Change
	2020	2019			2020	2019
Category:
Cost of product sales	$23.9	$28.9	$(5.0)	(17)%	$46.1	$56.9	$(10.8)	(19)%
Share-based compensation expense (benefit)(1)	2.0	(2.2)	4.2	191%	3.2	(1.1)	4.3	391%
Total cost of product sales	$25.9	$26.7	$(0.8)	(3)%	$49.3	$55.8	$(6.5)	(12)%
 ________________________

(1)	Refer to Share-Based Compensation section below for discussion.
Cost of product sales, excluding share-based compensation. The decrease in cost of product sales for the three and six months ended June 30, 2020, as compared to the same periods in 2019, was primarily attributable to decreases in royalty expense for Adcirca, as fewer bottles were sold as a result of generic competition for Adcirca.
Research and Development
The table below summarizes research and development expense by major category (dollars in millions):

	Three Months Ended June 30,		Dollar Change	Percentage Change	Six Months Ended June 30,		Dollar Change	Percentage Change
	2020	2019			2020	2019
Category:
Research and development projects	$78.3	$95.8	$(17.5)	(18)%	$146.9	$989.6	$(842.7)	(85)%
Share-based compensation expense (benefit)(1)	11.4	(9.9)	21.3	215%	16.0	(6.3)	22.3	354%
Total research and development expense	$89.7	$85.9	$3.8	4%	$162.9	$983.3	$(820.4)	(83)%
 ________________________

(1)	Refer to Share-Based Compensation section below for discussion.
Research and development expense, excluding share-based compensation. Research and development expense for the three months ended June 30, 2020 decreased as compared to the same period in 2019, primarily due to: (1) the completion of the phase III BEAT study of esuberaprost in April 2019 and the phase III DISTINCT study of Unituxin in February 2020; and (2) a decrease in spending due to terminated drug delivery device projects, including an $8.8 million in-process research and development (IPR&D) impairment charge related to the termination of a license agreement which occurred during the three months ended June 30, 2019.
Research and development expense for the six months ended June 30, 2020 decreased as compared to the same period in 2019, due to a one-time, $800.0 million upfront payment to Arena under our license agreement related to ralinepag during the six months ended June 30, 2019. The remainder of the decrease resulted primarily from: (1) the completion of the phase III BEAT study of esuberaprost in April 2019 and the phase III DISTINCT study of Unituxin in February 2020; and (2) a decrease in spending due to terminated drug delivery device projects, including an IPR&D impairment charge related to the termination of a license agreement during the six months ended June 30, 2019.

Selling, General, and Administrative
The table below summarizes selling, general, and administrative expense by major category (dollars in millions):

	Three Months Ended June 30,		Dollar Change	Percentage Change	Six Months Ended June 30,		Dollar Change	Percentage Change
	2020	2019			2020	2019
Category:
General and administrative	$54.8	$51.0	$3.8	7%	$109.8	$104.9	$4.9	5%
Sales and marketing	12.7	13.7	(1.0)	(7)%	25.7	27.3	(1.6)	(6)%
Share-based compensation expense (benefit)(1)	38.4	(25.1)	63.5	253%	63.4	(0.6)	64.0	NM(2)
Total selling, general, and administrative expense	$105.9	$39.6	$66.3	167%	$198.9	$131.6	$67.3	51%
 ________________________

(1)	Refer to Share-Based Compensation below for discussion.

(2)	Calculation is not meaningful.
Share-Based Compensation
The table below summarizes share-based compensation expense (benefit) by major category (dollars in millions):

	Three Months Ended June 30,		Dollar Change	Percentage Change	Six Months Ended June 30,		Dollar Change	Percentage Change
	2020	2019			2020	2019
Category:
Stock options	$9.2	$18.1	$(8.9)	(49)%	$25.6	$33.8	$(8.2)	(24)%
Restricted stock units	5.5	3.8	1.7	45%	9.5	6.0	3.5	58%
STAP awards	36.7	(59.4)	96.1	162%	46.8	(48.4)	95.2	197%
Employee stock purchase plan	0.4	0.3	0.1	33%	0.7	0.6	0.1	17%
Total share-based compensation expense (benefit)	$51.8	$(37.2)	$89.0	239%	$82.6	$(8.0)	$90.6	NM(1)
________________________

(1)	Calculation is not meaningful.
The table below summarizes share-based compensation expense (benefit) by line item on our consolidated statements of operations (dollars in millions):

	Three Months Ended June 30,		Dollar Change	Percentage Change	Six Months Ended June 30,		Dollar Change	Percentage Change
	2020	2019			2020	2019
Cost of product sales	$2.0	$(2.2)	$4.2	191%	$3.2	$(1.1)	$4.3	391%
Research and development	11.4	(9.9)	21.3	215%	16.0	(6.3)	22.3	354%
Selling, general, and administrative	38.4	(25.1)	63.5	253%	63.4	(0.6)	64.0	NM(1)
Total share-based compensation expense (benefit)	$51.8	$(37.2)	$89.0	239%	$82.6	$(8.0)	$90.6	NM(1)
________________________

(1)	Calculation is not meaningful.
The increase in share-based compensation expense for the three months ended June 30, 2020, as compared to the same period in 2019, was primarily due to an increase in STAP expense driven by a 28 percent increase in our stock price for the three months ended June 30, 2020 as compared to a 33 percent decrease in our stock price for the same period in 2019, partially offset by a decrease in stock option expense due to fewer awards granted and outstanding in 2020. The increase in share-based compensation expense for the six months ended June 30, 2020, as compared to the same period in 2019, was primarily due to an increase in STAP expense driven by a 37 percent increase in our stock price for the six months ended June 30, 2020 as compared to a 28 percent decrease in our stock price for the same period in 2019, partially offset by a decrease in stock option expense due to fewer awards granted and outstanding in 2020. For more information, refer to Note 8—Share-Based Compensation to our consolidated financial statements.
Other (Expense) Income, Net
The changes in other (expense) income, net for the three and six months ended June 30, 2020, as compared to the same periods in 2019, were primarily due to net unrealized and realized gains and losses on equity securities. Refer to Note 3—Investments to our consolidated financial statements.
Income Tax Expense (Benefit)
Income tax expense was $60.7 million for the six months ended June 30, 2020, as compared to income tax benefit of $110.7 million for the same period in 2019. The effective income tax rate (ETR) for the six months ended June 30, 2020 and 2019 was 20 percent and 28 percent, respectively. For the six months ended June 30, 2020, anticipated tax credits, state audit adjustments, and the foreign sales deduction, partially offset by non-deductible compensation and state tax expense, decreased our ETR. For the six months ended June 30, 2019, anticipated tax credits, foreign sales deduction, and state tax benefit partially offset by non-deductible compensation and income tax benefit limitation, increased our ETR due to the pre-tax loss that resulted primarily from the upfront $800.0 million payment under our license agreement with Arena.
Financial Condition, Liquidity, and Capital Resources
We have funded our operations principally through sales of our commercial products and, from time-to-time, third-party financing arrangements. We believe that our current liquidity is sufficient to fund ongoing operations and future business plans as we expect long-term revenues from our commercial products, excluding Adcirca, to continue to grow due to our work on development of new products and label expansions for existing products. Furthermore, our customer base remains stable and we believe it presents minimal credit risk. However, any projections of future cash flows are inherently subject to uncertainty and we may seek other forms of financing. In June 2018, we entered into a credit agreement (the Credit Agreement), which provides an unsecured, revolving line of credit of up to $1.5 billion. Our aggregate outstanding balance under the Credit Agreement was $850.0 million and $800.0 million as of December 31, 2019 and June 30, 2020, respectively. We classified the entire outstanding balance under the Credit Agreement, which matures in 2024, as a non-current liability on our consolidated balance sheet as of June 30, 2020. As of December 31, 2019, we classified $250.0 million of the outstanding principal balance as a current liability because we intended, at such time, to repay this amount within one year. As of June 30, 2020 we decided not to repay a portion of the loan within one year out of an abundance of caution given the uncertainty surrounding the current COVID-19 pandemic and its potential impact on our business.
Cash and Cash Equivalents and Marketable Investments
Cash and cash equivalents and marketable investments comprise the following (dollars in millions):

	June 30, 2020	December 31, 2019	Percentage Change
Cash and cash equivalents	$685.4	$738.4	(7)%
Marketable investments—current	875.3	747.5	17%
Marketable investments—non-current	1,009.4	767.5	32%
Total cash and cash equivalents and marketable investments	$2,570.1	$2,253.4	14%

Cash Flows
Cash flows comprise the following (dollars in millions):

	Six Months Ended June 30,		Percentage Change
	2020	2019
Net cash provided by (used in) operating activities	$378.6	$(494.5)	177%
Net cash used in investing activities	$(403.0)	$(102.9)	(292)%
Net cash (used in) provided by financing activities	$(28.6)	$809.5	(104)%
Operating Activities
Our operating assets and liabilities consist primarily of accounts receivable, inventories, accounts payable, accrued expenses, liabilities for our STAP awards, and tax-related payables and receivables.
The decrease of $873.1 million in net cash used in operating activities for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, was primarily due to: (1) an $842.7 million decrease in research and development expense, excluding share-based compensation expense, primarily driven by an $800.0 million upfront payment to Arena under our license agreement related to ralinepag, which occurred during the six months ended June 30, 2019; (2) an $18.7 million decrease in cash paid for income taxes; and (3) an $8.2 million decrease in cash paid for interest, partially offset by a $4.7 million increase in cash paid to settle STAP awards. The remainder of the change in cash used in operating activities was due to other changes in assets and liabilities.
Investing Activities
The increase of $300.1 million in net cash used in investing activities for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, was primarily due to a $335.5 million increase in cash used for net purchases of marketable investments, partially offset by: (1) a $14.2 million increase in cash from the sale of investments in equity securities; (2) a $14.2 million decrease in cash paid to purchase property, plant, and equipment; and (3) a $7.0 million decrease in cash paid to purchase investments in privately held companies.
Financing Activities
The decrease of $838.1 million in net cash provided by financing activities for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, was primarily due to: (1) $800.0 million that we borrowed under our Credit Agreement, which was used to fund an $800.0 million upfront payment under our license agreement with Arena during the six months ended June 30, 2019; and (2) a $50.0 million repayment on our revolving credit facility under the Credit Agreement during the six months ended June 30, 2020, partially offset by a $12.5 million increase in proceeds from the exercise of stock options.
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
Item 4.  CONTROLS AND PROCEDURES
Based on their evaluation, as of June 30, 2020, our Chairman and Chief Executive Officer and Chief Financial Officer and Treasurer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, summarized, processed, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chairman and Chief Executive Officer and Chief Financial Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

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
Item 1A.  RISK FACTORS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934 (the Exchange Act) and the Private Securities Litigation Reform Act of 1995. These statements, which are based on our beliefs and expectations as to future outcomes, include, among others, statements related to the following:

•	The potential impact of the COVID-19 pandemic on our business, results of operations, liquidity, and operations and our ability to mitigate those potential impacts;

•	Expectations of revenues, expenses, profitability, and cash flows;

•	The sufficiency of our cash on hand to support operations;

•	Our ability to obtain financing on terms favorable to us or at all;

•	The maintenance of domestic and international regulatory approvals;

•
Our ability to maintain attractive pricing for our products, in light of increasing competition, including from generic products, and pressure from government and other payers to decrease the costs associated with healthcare;

•
The expected volume and timing of sales of Remodulin, Tyvaso, Orenitram, and Unituxin, as well as potential future commercial products, including the anticipated effect of various research and development efforts on sales of these products;

•	The timing and outcome of clinical studies, other research and development efforts, and related regulatory filings and approvals;

•	The potential timing and success of our anticipated launch of the Remunity Pump, Trevyent, and the Implantable System for Remodulin;

•	The timing and outcome of our supplemental NDA for Tyvaso to reflect the INCREASE study results;

•	The timing and outcome of our NDA resubmission for Trevyent in response to the CRL;

•
The outcome of pending and potential future legal and regulatory actions by the FDA and other regulatory and government enforcement agencies, and the anticipated duration of regulatory exclusivity for our products;

•
The timing and outcome of the lawsuit filed against us by Sandoz and RareGen, the petitions for inter partes review filed by Liquidia, and our patent infringement lawsuit against Liquidia related to its NDA for LIQ861;

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
Sales of our current treprostinil-based PAH therapies (Remodulin, Tyvaso, and Orenitram) comprise the vast majority of our revenues. Substantially decreased sales of any one of these products could have a material adverse impact on our operations. A wide variety of events, such as withdrawal of regulatory approvals or substantial changes in prescribing practices or dosing patterns, many of which are described in other risk factors below, could cause sales of these products to materially decline, or to grow more slowly than expected. Generic competition due to the current commercial availability of generic versions of Remodulin, which launched in the United States in March 2019 and in certain countries in Europe beginning in 2019, and which we expect will be launched in certain other countries in Europe during the remainder of 2020, has decreased and may continue to decrease our revenues. In addition, generic versions of Tyvaso and Orenitram, which could be launched in the United States by Watson and Actavis as early as January 2026 and June 2027, respectively (or earlier under certain circumstances), may decrease our revenues. A number of companies are developing new PAH therapies, such as LIQ861, a dry powder formulation of treprostinil using a disposable inhaler being developed by Liquidia, which if approved could negatively impact sales of our current products and potential sales of the PAH products we are developing. In addition, the inability of any third party that manufactures, markets, distributes, or sells any of our commercial products to perform these functions satisfactorily, or our inability to manage our internal manufacturing processes, could result in an inability to meet patient demand and decrease sales. Finally, our strategy involves the development and successful launch of next-generation delivery systems (such as the Implantable System for Remodulin, the Remunity Pump, Trevyent, and Treprostinil Technosphere) and expanded indications for our existing treprostinil-based products (such as our pending sNDA to expand Tyvaso’s label as a result of the INCREASE study). We may not be able to successfully launch the Implantable System for Remodulin, Remunity, Trevyent, or Treprostinil Technosphere or expand the Tyvaso label when we anticipate, or at all, for regulatory or other reasons, and demand for these products following their launch may not meet our expectations. As a result, the revenue opportunity for our treprostinil products could be significantly lower than we expect.
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
Our clinical trials have in the past and may in the future be discontinued, delayed, canceled, or disqualified for various reasons, including:

•	The COVID-19 pandemic, which has severely strained the capacity of hospitals and reduced their ability to conduct clinical trials, and caused us to suspend enrollment of most of our clinical studies;

•	The drug is ineffective, or physicians and/or patients believe that the drug is ineffective, or that other therapies are more effective or convenient;

•	We fail to reach agreement with the applicable regulatory agencies regarding the scope or design of our clinical trials;

•	Patients do not enroll in or complete clinical trials at the rate we expect;

•	Ongoing or new clinical trials conducted by drug companies in addition to our own clinical trials reduce the availability of patients for our trials;

•
Our clinical trial sites, contracted clinical trial administrators, or clinical studies conducted entirely by third parties do not adhere to trial protocols and required quality controls under good clinical practices (GCP) regulations and similar regulations outside the United States;

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
Numerous treatments currently compete with our commercial therapies, and others are under development. For example, for the treatment of PAH, we compete with Adempas®, Flolan®, Ilomedin®, Letairis®, Opsumit®, Revatio®, Tracleer®, Uptravi®, Veletri®, Volibris®, Ventavis®, generic tadalafil, generic treprostinil injection, generic epoprostenol, and generic sildenafil citrate. Our competitors may introduce new products that render all or some of our technologies and products obsolete or noncompetitive. For example, Liquidia is developing LIQ861, a dry powder formulation of treprostinil using a disposable inhaler, which if successful would compete directly with Tyvaso and Treprostinil Technosphere, and our other treprostinil-based products. In addition, we may not compete successfully against generic competitors. Sales of a generic version of Adcirca launched in August 2018 and have had a material adverse impact on demand for Adcirca. Generic versions of Remodulin were launched in the United States in March 2019 and in certain countries in Europe beginning in 2019 and may also be launched in certain additional countries in Europe in the remainder of 2020 (or later). These launches could materially impact our revenues. Furthermore, we have limited visibility into the level of Adcirca inventory held by wholesale distributors and pharmacies, and rapid generic penetration could cause substantial amounts of Adcirca to expire unsold, causing us to incur increased liabilities for product returns. Any change in our estimated allowance for returns could result in a material impact on our revenues during the quarter in which the change is made.
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
The commercial success of our products depends, in part, on coverage by governmental payers such as Medicare and Medicaid, and private insurance companies. A significant portion of our product sales in the United States are reimbursed under the Medicare and Medicaid programs. A reduction in the availability or extent of reimbursement from domestic or foreign government health care programs could have a material adverse effect on our business and results of our operations. In the United States, the European Union, and other potentially significant markets for our products, government payers and/or third-party payers are increasingly attempting to limit or regulate the price of medicinal products and frequently challenge the pricing of new or expensive drugs. Financial pressures may cause United States government payers to seek cost containment more aggressively by mandating discounts or rebates on our products, limiting future price increases, capping reimbursement rates for pharmaceuticals to rates paid internationally, requiring the automatic substitution of generic products, demanding more rigorous requirements for initial coverage for new products or other similar measures. The Centers for Medicare and Medicaid Services (CMS) released an advance notice of proposed rulemaking in October 2018 that discussed the development of an international pricing index model that would cap reimbursement for many drugs paid for under the Medicare Part B program (which could apply to Remodulin and Tyvaso) to those paid in 16 other industrialized countries. CMS has not yet released its proposed rule, however, and the specifics of any such rule are unknown at this time.

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
Company-sponsored patient assistance programs, including insurance premium and co-pay assistance programs and manufacturers’ donations to third-party charities that provide such assistance, are subject to heightened scrutiny. The Department of Justice (DOJ) has taken enforcement action against pharmaceutical companies, including us in 2017, alleging violations of the Federal False Claims Act and other laws in connection with patient assistance programs. In December 2017, we entered into a civil Settlement Agreement with the U.S. Government to resolve the DOJ investigation related to our support of 501(c)(3) organizations that provide financial assistance to patients and paid $210.0 million, plus interest, to the U.S. Government upon settlement. We also entered into a Corporate Integrity Agreement (the CIA) with the Office of Inspector General of the Department of Health and Human Services (OIG), which requires us to maintain our corporate compliance program and to undertake a set of defined corporate integrity obligations for a period of five years from the date the agreement was signed.
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
Members of Congress have called upon the OIG to issue revised guidance about patient assistance programs. It is possible that these, or any other actions taken by the DOJ or other agencies as a result of this industry-wide inquiry, could reduce demand for our products and/or reduce coverage of our products, including by federal health care programs such as Medicare and Medicaid and state health care programs. If any or all of these events occur, our business, prospects, and stock price could be materially and adversely affected.
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
If any of our internal or third-party manufacturing and supply arrangements are interrupted for compliance issues, issues related to the COVID-19 pandemic, or other reasons, we may not have sufficient inventory to meet future demand. In addition, any change in suppliers and/or service providers could interrupt the manufacturing of our commercial products and impede the progress of our commercial launch plans and clinical trials.
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
Our business, operations, financial results, liquidity, and stock price could be adversely impacted by the effects of the global COVID-19 pandemic. The extent of such impact, including the duration and magnitude of such effects, will depend on numerous rapidly evolving factors that we cannot currently accurately predict or assess, including, among others: the duration and scope of the pandemic; its impact on global and regional healthcare infrastructure, and the ability of patients to obtain medical care; the negative impact on global and regional economies and economic activity; actions governments, businesses, and individuals take in response to the pandemic; and how quickly economies and medical systems recover after the pandemic subsides. Our business could be materially adversely affected as a result of the COVID-19 pandemic due to social distancing/self-isolation, the burden the pandemic has placed on healthcare infrastructure, workplace and physician office closures, mass transit disruptions, quarantines, and other factors, which could cause, among other things:

•
Interruption of our development pipeline. Approvals of new products we are developing, potential label expansions for existing products, and the launch of newly-approved products may be delayed, which would harm our revenue growth prospects. The launch of the Remunity Pump has already been delayed due to COVID-19 related supply issues, and we cannot control when or if those supply issues will be resolved. Enrollment in many clinical trials was suspended during the first quarter of 2020. Although enrollment in many of these studies at a limited number of sites has re-opened, we may experience further delays or difficulties, including delays or difficulties with clinical site initiation and recruiting clinical site investigators and clinical site staff. In addition, we may experience increased rates of patients withdrawing from our clinical trials following enrollment as a result of contracting COVID-19 or other health conditions or because of quarantines or travel limitations (whether voluntary or required). Our clinical trials, including the integrity and completeness of subject data and clinical study endpoints, may also be impacted or delayed by: (1) diversion of healthcare resources away from the conduct of clinical trials due to changes in hospital or research institution policies, governmental regulations, prioritization of hospital and other medical resources toward efforts to cope with the pandemic, or other reasons related to the pandemic; (2) interruption of key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by governments, employers, and others, or other interruption of clinical trial participant visits and study procedures; or (3) any interruption of, or delays in receiving, supplies of our investigational drug candidates or other study materials from us or our contract manufacturing organizations, due to staffing shortages, production slowdowns, or stoppages and disruptions in distribution systems. In addition, our pipeline may be delayed by interruption or delays in the operations of the FDA or other regulatory authorities, which are extremely busy responding to the COVID-19 pandemic and are working-from-home as a result of social distancing requirements. Any prolongation or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of our new products and label expansions.

•
A decrease in revenues from our existing products. COVID-19 has made it difficult or impossible for many patients to visit their physicians’ offices to determine whether our medicines may be appropriate. As a result, we experienced a decline in the number of new patients starting our treprostinil-based medicines, and that decline could continue or worsen, or abate and return, as the COVID-19 pandemic continues or if the pandemic causes access to medical care to become further restricted, which could cause a negative impact on our revenues. The potential inability of patients to visit their physicians’ offices or receive required diagnostic testing to ensure reimbursement for our therapies or any inability of specialty pharmacy nurses to visit patients as appropriate to provide training and assistance with the use of our therapies, may also cause existing patients to stop using our medicines or prevent new patients from starting to use our medicines. In addition, the virtual meetings by our commercial field-based teams with prescribing physicians may not be as effective as in-person meetings, which may negatively impact how often physicians prescribe our medicines. Our net revenues could also be adversely impacted by the negative effects of the COVID-19 pandemic on the global economy, which could result in: (1) an increased number of patients utilizing our patient access programs to receive free drug due to loss of employer-based health insurance, or other factors impacting their ability to afford our medicines; and (2) patients increasingly seeking Medicaid coverage for our products, which would lead to higher gross-to-net revenue reductions compared to commercial insurance providers.

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

•
Disruption of our operations. COVID-19 could disrupt many aspects of our operations, which could harm our business and prospects. For example, due to “shelter-in-place” orders and other public health guidance measures, we have implemented a work-from-home policy for all personnel excluding those necessary to maintain minimum basic operations. Our increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay, or otherwise adversely impact our business. The increase in working remotely could increase our cybersecurity risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators, manufacturing sites, clinical trial sites, and other third parties. In addition, as a result of shelter-in-place orders or other mandated travel restrictions, our on-site staff conducting research and development and manufacturing activities may not be able to access our laboratories or manufacturing space, and these core activities may be significantly limited or curtailed, possibly for an extended period of time. Further, we, and third parties with which we engage to conduct distribution, production, and research and development activities, may experience limitations on the ability to recruit and hire key personnel due to the inability to meet with candidates because of travel restrictions and “shelter-in-place” orders. We and third parties with which we engage also may experience operational challenges caused by sickness of our employees or their families, the desire of employees to avoid contact with large groups of people, and an increased reliance on working from home or mass transit disruptions.

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
We rely on various distributors to market, distribute, and sell Remodulin, Tyvaso, Orenitram, and Unituxin. From time-to-time, we increase the price of products sold to our U.S.-based and international distributors. Our price increases may not be fully reimbursed by third-party payers. If our distributors do not achieve acceptable profit margins on our products, they may reduce or discontinue the sale of our products. Furthermore, if our distributors devote fewer resources to sell our products or are unsuccessful in their sales efforts, our revenues may decline materially. Outside the United States, we rely substantially on our international distributors to obtain and maintain regulatory approvals for our products and to market and sell our products in compliance with applicable laws and regulations. In the United States, we derive all of our treprostinil revenues from sales to two distributors, Accredo and CVS Specialty. Because we only sell these products to two distributors in the United States, if either distributor places significantly larger or smaller orders in a given time period, our revenues can be materially impacted in a way that does not reflect patient demand.

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
Any change in service providers could interrupt the distribution of our commercial products and our other products and services, and impede the progress of our clinical trials, commercial launch plans, and related revenues.
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
We rely heavily on DEKA and its affiliates for the development, manufacturing, and regulatory approval of the Remunity Pump for Remodulin. As a result of supply disruptions caused by COVID-19, DEKA has experienced delays in its ability to secure certain components and raw materials necessary to manufacture sufficient quantities of Remunity Pumps and accessories to enable us to commence commercial sales, and we cannot control when or if those disruptions will be resolved.
Finally, we also rely on various sole-source suppliers for manufacturing activities related to ralinepag, LNG01 (formerly SM04646), RemoPro, OreniPro, RemoLife, and Trevyent.
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
While physicians may choose to prescribe drugs for uses that are not described in the product’s labeling and for uses that differ from those approved by regulatory authorities (called “off-label” uses), our ability to promote our products is limited to those indications that are specifically approved by the FDA. If our promotional activities fail to comply with regulations or guidelines related to off-label promotion, we may be subject to warnings from, or enforcement action by, these authorities. In addition, failure to follow FDA rules and guidelines related to promotion and advertising can result in the FDA’s refusal to approve a product, suspension or withdrawal of an approved product from the market, product recalls, fines, disgorgement of money, operating restrictions, civil lawsuits, injunctions, or criminal prosecution.
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
Any investigation, inquiry, or other legal proceeding under these laws and related to our operations may adversely affect our business, results of operations, or reputation.
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
The period under which our commercial and developmental therapies are protected by our patent rights is limited. Three of our U.S. patents covering our current methods of synthesizing and producing treprostinil, the active ingredient in Remodulin, Tyvaso, and Orenitram, expired in October 2017, and three more will expire in 2028. Our patents related to our individual treprostinil-based products expire at various times between 2018 and 2031. We have entered into settlement agreements with Sandoz and four other generic drug companies permitting them to launch generic versions of Remodulin in the United States. Sandoz began marketing its generic product in the United States in March 2019. Teva and Par received FDA approval for their ANDAs and announced plans to launch during the third quarter of 2019, and to our knowledge, the remaining two companies have not yet received FDA approval for their ANDAs. We also settled patent litigation with Actavis and Watson, and entered into settlement agreements permitting them to launch generic versions of Orenitram and Tyvaso in the United States in June 2027 and January 2026, respectively, although each may be permitted to enter the market earlier under certain circumstances.
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
Third parties have challenged, and may in the future challenge, the validity of our patents, through patent litigation and/or initiating proceedings, including re-examinations, inter partes reviews, post-grant reviews, and interference proceedings, before the USPTO or other applicable patent filing office, or other means. In March 2020, Liquidia filed petitions for inter partes review of two of our treprostinil-related patents, which we may not be successful in defending. In April 2020, we received a Paragraph IV notification letter from Liquidia indicating that Liquidia’s NDA contains a certification alleging that LIQ861 will not infringe any of the patents currently listed in the Orange Book for Tyvaso because those patents are not valid, not enforceable, and/or will not be infringed by the commercial manufacture, use or sale of LIQ861. In June 2020, we filed a patent infringement lawsuit against Liquidia related to its NDA for LIQ861.
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
The price of common stock can be highly volatile within the pharmaceutical and biotechnology sector. Consequently, there can be significant price and volume fluctuations in the market that may not relate to operating performance. The following table sets forth the high and low closing prices of our common stock for the periods indicated:

	High	Low
January 1, 2020—June 30, 2020	$125.82	$79.39
January 1, 2019—December 31, 2019	$126.84	$74.85
January 1, 2018—December 31, 2018	$151.94	$101.14
The price of our common stock could decline sharply due to the following factors, among others:

•	Developments relating to the COVID-19 pandemic and the associated economic downturn, and their impacts on our business, financial condition, or results of operations;

•	Failure to meet our estimates or expectations, or those of securities analysts;

•	Quarterly and annual financial results;

•	Timing of enrollment and results of our clinical trials;

•
Announcements regarding generic or other challenges to the intellectual property relating to our products, the launch of generic versions of our products or other competitive products, and the impact of competition from generic and other products on our revenues;

•
Announcements regarding litigation matters, including the lawsuit filed against us by Sandoz and RareGen, LLC, the petitions for inter partes review filed by Liquidia, and our patent infringement lawsuit against Liquidia related to its NDA for LIQ861;

•	Announcements regarding our efforts to obtain FDA approval of, and to launch, new products, such as the Remunity Pump, Trevyent, and the Implantable System for Remodulin;

•	Physician, patient, investor, or public concerns regarding the efficacy and/or safety of products marketed or being developed by us or by others;

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
Provisions of Delaware law and our restated certificate of incorporation, eighth amended and restated By-laws and employment and license agreements, among other things, could prevent or delay a change of control or change in management that may be beneficial to our public shareholders.
Certain provisions of Delaware law, our restated certificate of incorporation, and our eighth amended and restated By-laws may prevent, delay, or discourage:

•	A merger, tender offer, or proxy contest;

•	The assumption of control by a holder of a large block of our securities; and/or

•	The replacement or removal of current management by our shareholders.
For example, our restated certificate of incorporation divided our Board of Directors into three classes. Although our certificate of incorporation was recently amended to declassify our Board of Directors, the declassification will be phased in and all directors will not be elected annually until our 2023 annual meeting of shareholders. This provision may make it more difficult for shareholders to replace the majority of directors until such time. It may also deter the accumulation of large blocks of our common stock by limiting the voting power of such blocks.

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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the six months ended June 30, 2020, we did not (a) repurchase any of our outstanding equity securities or (b) sell any of our equity securities that were not registered under the Securities Act of 1933, as amended.

Item 6.  EXHIBITS

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed June 29, 2020.

3.2	Eighth Amended and Restated By-laws of the Registrant, incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed June 29, 2020.

4.1	Reference is made to Exhibits 3.1 and 3.2.

10.1*†
Seventh Amendment to Wholesale Product Purchase Agreement, dated as of May 12, 2020, by and between Priority Healthcare Distribution, Inc., doing business as CuraScript SD Specialty Distribution, and the Registrant.

10.2*
Eighth Amendment to Wholesale Product Purchase Agreement, dated as of May 13, 2020, by and between Priority Healthcare Distribution, Inc., doing business as CuraScript SD Specialty Distribution, and the Registrant.

10.3	United Therapeutics Corporation Amended and Restated 2015 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 29, 2020.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed with the SEC on July 29, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) our Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019; (2) our Consolidated Statements of Operations for the three- and six-month periods ended June 30, 2020 and 2019; (3) our Consolidated Statements of Comprehensive Income for the three- and six-month periods ended June 30, 2020 and 2019; (4) our Consolidated Statements of Stockholders’ Equity for the three- and six-month periods ended June 30, 2020 and 2019; (5) our Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2020 and 2019; and (6) the Notes to our Consolidated Financial Statements.

104*	Cover Page Interactive Data File (embedded within the iXBRL document)
 ________________________

*	Filed herewith.

†	Certain identified information has been omitted from this exhibit because it is not material and would be competitively harmful if publicly disclosed.
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

UNITED THERAPEUTICS CORPORATION

July 29, 2020	/s/ MARTINE A. ROTHBLATT
	By:	Martine A. Rothblatt, Ph.D.
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ JAMES C. EDGEMOND
	By:	James C. Edgemond
	Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)