Form 10-Q
period 2020-09-30
UNITED THERAPEUTICS Corp
filed 2020-10-28
CIK 1082554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2020
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of shares outstanding of the issuer’s common stock, par value $.01 per share, as of October 21, 2020 was 44,440,534.

PART I. FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS
UNITED THERAPEUTICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$670.2	$738.4
Marketable investments	910.3	747.5
Accounts receivable, no allowance for 2020 and 2019	152.3	151.4
Inventories, net	87.9	93.4
Other current assets	47.5	133.8
Total current assets	1,868.2	1,864.5
Marketable investments	1,227.5	767.5
Goodwill and other intangible assets, net	158.2	158.3
Property, plant, and equipment, net	736.4	738.5
Deferred tax assets, net	255.5	230.0
Other non-current assets	165.4	154.6
Total assets	$4,411.2	$3,913.4

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$177.1	$148.4
Line of credit (current)	—	250.0
Share tracking awards plan	32.2	25.0
Other current liabilities	49.6	39.6
Total current liabilities	258.9	463.0
Line of credit (non-current)	800.0	600.0
Other non-current liabilities	69.2	70.0
Total liabilities	1,128.1	1,133.0
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01, 10,000,000 shares authorized, no shares issued	—	—
Common stock, par value $.01, 245,000,000 shares authorized, 71,059,151 and 70,503,775 shares issued, and 44,439,935 and 43,884,559 shares outstanding at September 30, 2020 and December 31, 2019, respectively	0.7	0.7
Additional paid-in capital	2,125.7	2,047.9
Accumulated other comprehensive loss	(4.5)	(14.2)
Treasury stock, 26,619,216 shares at September 30, 2020 and December 31, 2019	(2,579.2)	(2,579.2)
Retained earnings	3,740.4	3,325.2
Total stockholders’ equity	3,283.1	2,780.4
Total liabilities and stockholders’ equity	$4,411.2	$3,913.4

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
Revenues:
Net product sales	$380.1	$401.5	$1,098.4	$1,137.7
Total revenues	380.1	401.5	1,098.4	1,137.7
Operating expenses:
Cost of product sales	24.0	33.0	73.3	88.8
Research and development	68.7	85.7	231.6	1,069.0
Selling, general, and administrative	66.3	99.4	265.2	231.0
Total operating expenses	159.0	218.1	570.1	1,388.8
Operating income (loss)	221.1	183.4	528.3	(251.1)
Interest income	6.4	12.1	23.6	32.7
Interest expense	(4.9)	(11.7)	(18.7)	(34.2)
Other (expense) income, net	(0.1)	(16.9)	0.4	19.3
Impairments of investments in privately-held companies	(3.5)	—	(9.1)	—
Total other (expense) income, net	(2.1)	(16.5)	(3.8)	17.8
Income (loss) before income taxes	219.0	166.9	524.5	(233.3)
Income tax (expense) benefit	(47.8)	(34.5)	(108.5)	76.2
Net income (loss)	$171.2	$132.4	$416.0	$(157.1)
Net income (loss) per common share:
Basic	$3.86	$3.02	$9.43	$(3.59)
Diluted	$3.84	$3.01	$9.37	$(3.59)
Weighted average number of common shares outstanding:
Basic	44.4	43.9	44.1	43.8
Diluted	44.6	44.0	44.4	43.8

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
Net income (loss)	$171.2	$132.4	$416.0	$(157.1)
Other comprehensive income:
Defined benefit pension plan:
Actuarial gain (loss) arising during period, net of tax	—	—	0.2	(0.6)
Amortization of actuarial gain and prior service cost included in net periodic pension cost, net of tax	0.3	(0.1)	0.9	(1.6)
Total defined benefit pension plan, net of tax	0.3	(0.1)	1.1	(2.2)
Unrealized (loss) gain on available-for-sale securities, net of tax	(2.7)	1.0	8.6	6.0
Other comprehensive (loss) income, net of tax	(2.4)	0.9	9.7	3.8
Comprehensive income (loss)	$168.8	$133.3	$425.7	$(153.3)

See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Three Months Ended September 30, 2020
	(Unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss
	Shares	Amount			Treasury Stock	Retained Earnings	Stockholders’ Equity
Balance, July 1, 2020	71.0	$0.7	$2,105.1	$(2.1)	$(2,579.2)	$3,569.2	$3,093.7
Net income	—	—	—	—	—	171.2	171.2
Unrealized losses on available-for-sale securities	—	—	—	(2.7)	—	—	(2.7)
Defined benefit pension plan	—	—	—	0.3	—	—	0.3
Shares issued under employee stock purchase plan	0.1	—	2.2	—	—	—	2.2
Restricted stock units withheld for taxes	—	—	(0.1)	—	—	—	(0.1)
Exercise of stock options	—	—	3.5	—	—	—	3.5
Share-based compensation	—	—	15.0	—	—	—	15.0
Balance, September 30, 2020	71.1	$0.7	$2,125.7	$(4.5)	$(2,579.2)	$3,740.4	$3,283.1

	Three Months Ended September 30, 2019
	(Unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss
	Shares	Amount			Treasury Stock	Retained Earnings	Stockholders’ Equity
Balance, July 1, 2019	70.5	$0.7	$2,001.7	$(5.0)	$(2,579.2)	$3,140.2	$2,558.4
Net income	—	—	—	—	—	132.4	132.4
Unrealized gains on available-for-sale securities	—	—	—	1.0	—	—	1.0
Defined benefit pension plan	—	—	—	(0.1)	—	—	(0.1)
Shares issued under employee stock purchase plan	—	—	1.9	—	—	—	1.9
Restricted stock units withheld for taxes	—	—	(0.2)	—	—	—	(0.2)
Share-based compensation	—	—	22.5	—	—	—	22.5
Deconsolidation of variable interest entity	—	—	(0.1)	—	—	—	(0.1)
Balance, September 30, 2019	70.5	$0.7	$2,025.8	$(4.1)	$(2,579.2)	$3,272.6	$2,715.8

	Nine Months Ended September 30, 2020
	(Unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss
	Shares	Amount			Treasury Stock	Retained Earnings	Stockholders’ Equity
Balance, January 1, 2020	70.5	$0.7	$2,047.9	$(14.2)	$(2,579.2)	$3,325.2	$2,780.4
Net income	—	—	—	—	—	416.0	416.0
Unrealized gains on available-for-sale securities	—	—	—	8.6	—	—	8.6
Defined benefit pension plan	—	—	—	1.1	—	—	1.1
Shares issued under employee stock purchase plan	0.1	—	4.7	—	—	—	4.7
Restricted stock units withheld for taxes	—	—	(3.6)	—	—	—	(3.6)
Common stock issued for RSUs vested	0.1	—	—	—	—	—	—
Exercise of stock options	0.4	—	25.9	—	—	—	25.9
Share-based compensation	—	—	50.8	—	—	—	50.8
Cumulative effect of accounting change	—	—	—	—	—	(0.8)	(0.8)
Balance, September 30, 2020	71.1	$0.7	$2,125.7	$(4.5)	$(2,579.2)	$3,740.4	$3,283.1

	Nine Months Ended September 30, 2019
	(Unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss
	Shares	Amount			Treasury Stock	Retained Earnings	Stockholders’ Equity
Balance, January 1, 2019	70.2	$0.7	$1,940.2	$(7.9)	$(2,579.2)	$3,434.8	$2,788.6
Net loss	—	—	—	—	—	(157.1)	(157.1)
Unrealized gains on available-for-sale securities	—	—	—	6.0	—	—	6.0
Defined benefit pension plan	—	—	—	(2.2)	—	—	(2.2)
Shares issued under employee stock purchase plan	—	—	4.1	—	—	—	4.1
Restricted stock units withheld for taxes	—	—	(2.1)	—	—	—	(2.1)
Common stock issued for RSUs vested	0.1	—	—	—	—	—	—
Exercise of stock options	0.2	—	9.9	—	—	—	9.9
Share-based compensation	—	—	63.0	—	—	—	63.0
Cumulative effect of accounting change	—	—	—	—	—	(5.1)	(5.1)
Reclassification from temporary equity to permanent equity	—	—	10.8	—	—	—	10.8
Deconsolidation of variable interest entity	—	—	(0.1)	—	—	—	(0.1)
Balance, September 30, 2019	70.5	$0.7	$2,025.8	$(4.1)	$(2,579.2)	$3,272.6	$2,715.8
See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Nine Months Ended September 30,
	2020	2019
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$416.0	$(157.1)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	36.8	33.4
Share-based compensation expense	70.1	15.9
Impairments of investments in privately-held companies	9.1	—
Deconsolidation of variable interest entity	—	2.0
Intangible asset impairment charges	—	8.8
Impairments of property, plant, and equipment	5.4	8.4
Other	(6.8)	(27.9)
Changes in operating assets and liabilities:
Accounts receivable	(0.9)	(7.8)
Inventories	11.1	10.5
Accounts payable and accrued expenses	27.9	(4.9)
Other assets and liabilities	60.8	(190.4)
Net cash provided by (used in) operating activities	629.5	(309.1)

Cash flows from investing activities:
Purchases of property, plant, and equipment	(47.0)	(59.0)
Proceeds from sale of property, plant, and equipment	2.4	—
Decrease in cash due to deconsolidation of variable interest entity	—	(12.5)
Deposits	—	(5.6)
Sales/maturities of held-to-maturity investments	—	39.7
Purchases of available-for-sale investments	(1,698.8)	(974.7)
Sales/maturities of available-for-sale investments	1,041.4	618.5
Sales of investments in equity securities	27.3	—
Purchase of investments in privately-held companies	—	(8.0)
Net cash used in investing activities	(674.7)	(401.6)

Cash flows from financing activities:
Proceeds from line of credit	—	800.0
Repayment of line of credit	(50.0)	(50.0)
Payments of debt issuance costs	—	(0.7)
Proceeds from the exercise of stock options	25.9	9.9
Proceeds from the issuance of stock under employee stock purchase plan	4.7	4.1
Restricted stock units withheld for taxes	(3.6)	(2.1)
Net cash (used in) provided by financing activities	(23.0)	761.2

Net (decrease) increase in cash and cash equivalents	(68.2)	50.5
Cash and cash equivalents, beginning of period	738.4	669.2
Cash and cash equivalents, end of period	$670.2	$719.7

Supplemental cash flow information:
Cash paid for interest	$16.6	$31.7
Cash paid for income taxes	$62.3	$94.4
Non-cash investing and financing activities:
Non-cash additions to property, plant, and equipment	$4.4	$3.9
See accompanying notes to consolidated financial statements.

UNITED THERAPEUTICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
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
In our management’s opinion, the accompanying consolidated financial statements contain all adjustments, including normal, recurring adjustments, necessary to fairly present our financial position as of September 30, 2020 and December 31, 2019, our statements of operations, comprehensive income, and stockholders’ equity for the three- and nine-month periods ended September 30, 2020 and 2019, and statements of cash flows for the nine-month periods ended September 30, 2020 and 2019. Interim results are not necessarily indicative of results for an entire year.
Recently Issued Accounting Standards
Accounting Standards Adopted During the Period
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which introduces new guidance for estimating credit losses on certain types of financial instruments based on expected losses and the timing of the recognition of such losses. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019. We adopted this standard on January 1, 2020 using the modified retrospective method for financial assets measured at amortized cost, including our net investment in a sales-type lease, financing receivables, and trade receivables. Upon adoption of the new standard, we recorded an allowance for credit losses of $1.1 million related to our net investment in a lease using an estimated default rate for the lessee over the lease term. The cumulative-effect adjustment resulted in a decrease to retained earnings of $0.8 million, which is net of a tax benefit. During the first quarter of 2020, we recognized an impairment charge of $1.5 million on a note receivable due to the expected loss from future payments as a result of economic uncertainty arising from the negative effects which the COVID-19 pandemic has had on the global economy and financial markets. We did not recognize any further impairment of this note receivable during the second and third quarters of 2020. We recorded this impairment charge within “other (expense) income, net” on our consolidated statements of operations.
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
Accounting Standards Not Yet Adopted
In August 2018, the FASB issued ASU No. 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Topic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans (ASU 2018-14). The standard modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. ASU 2018-14 is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. We do not expect the adoption of this guidance to have a material impact on our financial statements.
In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes by removing certain exceptions to the general principles of Topic 740, Income Taxes, and also improves consistency of application by clarifying and amending existing guidance. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. We are currently evaluating the impact of this guidance on our financial statements.
In January 2020, the FASB issued ASU No. 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)-Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the Emerging Issues Task Force) (ASU 2020-01), which addresses the accounting for the transition into and out of the equity method and measuring certain purchased options and forward contracts to acquire investments. ASU 2020-01 is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. We do not expect the adoption of this guidance to have a material impact on our financial statements.
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04), which provides optional expedients and exceptions to lessen the burden of accounting for contract modifications and hedging relationships that reference LIBOR or other reference rates that could be discontinued due to reference rate reform. ASU 2020-04 is effective immediately and may be applied through December 31, 2022. We are currently evaluating the impact of the expedients and exceptions of this new standard on our accounting for our credit agreement, which references LIBOR.
3.     Investments
Marketable Investments
Available-for-Sale Debt Securities
Available-for-sale debt securities are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive income in stockholders’ equity, until realized. Available-for-sale debt securities consisted of the following (in millions):

As of September 30, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency securities	$1,806.1	$11.9	$(0.2)	$1,817.8
Corporate debt securities	298.4	3.8	—	302.2
Total	$2,104.5	$15.7	$(0.2)	$2,120.0

Reported under the following captions on our consolidated balance sheets:
Current marketable investments	892.5
Non-current marketable investments	1,227.5
Total	$2,120.0

As of December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency securities	$1,225.2	$2.9	$(0.2)	$1,227.9
Corporate debt securities	222.4	1.7	—	224.1
Total	$1,447.6	$4.6	$(0.2)	$1,452.0

Reported under the following captions on our consolidated balance sheets:
Current marketable investments	684.5
Non-current marketable investments	767.5
Total	$1,452.0
The following table summarizes the contractual maturities of available-for-sale marketable investments (in millions). Actual maturities may differ from contractual maturities because the issuers of certain of these debt securities have the right to call the securities or prepay their obligations under the securities with or without penalties.

	As of September 30, 2020
	Amortized Cost	Fair Value
Due within one year	$889.7	$892.5
Due in one to three years	1,214.8	1,227.5
Total	$2,104.5	$2,120.0

	As of December 31, 2019
	Amortized Cost	Fair Value
Due within one year	$683.3	$684.5
Due in one to three years	764.3	767.5
Total	$1,447.6	$1,452.0
Investments in Equity Securities with Readily Determinable Fair Values
We held investments in equity securities with readily determinable fair values of $17.7 million and $63.0 million as of September 30, 2020 and December 31, 2019, respectively, which are included in current marketable investments on our consolidated balance sheets. Changes in the fair value of publicly traded equity securities are recorded on our consolidated statements of operations within “other (expense) income, net”. Refer to Note 4—Fair Value Measurements. During the nine months ended September 30, 2020, we received $27.3 million in cash from the sale of these equity securities.
Investments in Privately-Held Companies
As of September 30, 2020 and December 31, 2019, we maintained non-controlling equity investments in privately-held companies of $101.7 million and $86.0 million, respectively, in the aggregate. We measure these investments using the measurement alternative because the fair values of these investments are not readily determinable. Under this alternative, the investments are measured at cost, less any impairment, and adjusted for any observable price changes. We include our investments in privately-held companies within other non-current assets on our consolidated balance sheets. These investments are subject to a periodic impairment review and, if impaired, the investment is measured and recorded at fair value in accordance with ASC 820, Fair Value Measurements.
During the first quarter and third quarter of 2020, two of the privately-held companies in which we invested raised additional capital by issuing equity securities similar to ours at an increased valuation, which resulted in an increase of $22.5 million and $2.3 million, respectively, in the values of our investments. These gains were recorded within “other (expense) income, net” on our consolidated statements of operations.

During the first quarter of 2020, we observed an indicator of impairment for our investments in two of the private companies in which we invested, which caused us to recognize aggregate impairment charges of $5.6 million. One of these companies suspended operations during the first quarter of 2020, which caused us to recognize an impairment charge equal to the entire value of our investment in this company. The other company experienced a decline in its business arising from the negative effects of the COVID-19 pandemic during the first quarter of 2020, which caused us to recognize an impairment charge equal to a portion of the value of our investment in this company. We did not recognize any further impairment in this investment during the second or third quarters of 2020. During the third quarter of 2020, we observed an indicator of impairment for our investment in another privately-held company, which caused us to recognize an impairment charge of $3.5 million. These impairment charges were recorded within impairments of investments in privately-held companies on our consolidated statements of operations.
4.     Fair Value Measurements
We account for certain assets and liabilities at fair value and classify these assets and liabilities within the fair value hierarchy (Level 1, Level 2, or Level 3). Our other current assets and other current liabilities have fair values that approximate their carrying values.
Assets and liabilities subject to fair value measurements are as follows (in millions):

	As of September 30, 2020
	Level 1	Level 2	Level 3	Balance
Assets
Money market funds(1)	$248.6	$—	$—	$248.6
Time deposits(2)	—	88.1	—	88.1
U.S. government and agency securities(3)	—	1,817.8	—	1,817.8
Corporate debt securities(3)	—	302.2	—	302.2
Equity securities(4)	17.7	—	—	17.7
Total assets	$266.3	$2,208.1	$—	$2,474.4
Liabilities
Contingent consideration(5)	—	—	13.6	13.6
Total liabilities	$—	$—	$13.6	$13.6

	As of December 31, 2019
	Level 1	Level 2	Level 3	Balance
Assets
Money market funds(1)	$270.0	$—	$—	$270.0
Time deposits(2)	—	87.3	—	87.3
U.S. government and agency securities(3)	—	1,227.9	—	1,227.9
Corporate debt securities(3)	—	224.1	—	224.1
Equity securities(4)	63.0	—	—	63.0
Total assets	$333.0	$1,539.3	$—	$1,872.3
Liabilities
Contingent consideration(5)	—	—	13.4	13.4
Total liabilities	$—	$—	$13.4	$13.4
 ________________________
(1)Included in cash and cash equivalents on our consolidated balance sheets.
(2)Included in cash and cash equivalents and current marketable investments on our consolidated balance sheets. The fair value of these securities is principally measured or corroborated by trade data for identical securities in which related trading activity is not sufficiently frequent to be considered a Level 1 input or comparable securities that are more actively traded.
(3)Included in cash and cash equivalents and current and non-current marketable investments on our consolidated balance sheets. Refer to Note 3—Investments—Available-for-Sale Debt Securities for further information. The fair value of these securities is principally measured or corroborated by trade data for identical securities for which related trading activity is not sufficiently frequent to be considered a Level 1 input or comparable securities that are more actively traded.

(4)Included in current marketable investments on our consolidated balance sheets. The fair value of these securities is based on quoted market prices for identical instruments in active markets. During the three and nine months ended September 30, 2020, we recognized $3.0 million and $18.0 million of net unrealized and realized losses on these securities. During the three and nine months ended September 30, 2019, we recognized $13.0 million of net unrealized losses and $19.5 million of net unrealized gains, respectively, on these securities. We recorded these gains and losses on our consolidated statements of operations within “other (expense) income, net”. Refer to Note 3—Investments—Investments in Equity Securities with Readily Determinable Fair Values.
(5)Included in non-current liabilities on our consolidated balance sheets. The fair value of our contingent consideration obligations has been estimated using probability-weighted discounted cash flow models (DCFs). The DCFs incorporate Level 3 inputs including estimated discount rates that we believe market participants would consider relevant in pricing and the projected timing and amount of cash flows, which are estimated and developed, in part, based on the requirements specific to each acquisition agreement. The change in the fair value of our contingent consideration obligations for the three and nine months ended September 30, 2020 was not material.
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
5.     Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value and consist of the following, net of reserves (in millions):

	September 30, 2020	December 31, 2019
Raw materials	$19.9	$21.1
Work-in-progress	30.0	29.1
Finished goods	38.0	43.2
Total inventories	$87.9	$93.4
6.     Goodwill and Other Intangible Assets
Goodwill and other intangible assets comprise the following (in millions):

	As of September 30, 2020			As of December 31, 2019
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill	$28.0	$—	$28.0	$28.0	$—	$28.0
Other intangible assets:
Technology, patents, and trade names	6.7	(5.4)	1.3	6.7	(5.3)	1.4
In-process research and development(1)	128.9	—	128.9	128.9	—	128.9
Total	$163.6	$(5.4)	$158.2	$163.6	$(5.3)	$158.3
(1)In April 2020, the FDA issued a complete response letter related to our Trevyent® new drug application (NDA) indicating that some of the deficiencies previously raised by the FDA had not yet been addressed to its satisfaction. During the quarter ended June 30, 2020, we determined this to be a potential indicator of impairment of our in-process research and development (IPR&D) asset related to Trevyent, which had a carrying value of $107.3 million as of June 30, 2020. Significant judgment is required to estimate the probability of success of a drug candidate, as well as the associated revenue from a future product. We obtained a third-party valuation of the IPR&D asset to estimate its fair value using the income approach, together with Level 3 valuation inputs, including estimated future cash flows and a discount rate. Based on this valuation, the fair value was in excess of carrying value; therefore, the IPR&D asset was not impaired as of June 30, 2020. The value of the IPR&D asset could be subject to future impairment depending on future discussions with the FDA, the FDA’s review of our planned NDA resubmission, among other factors, and our analyses of the fair value of the IPR&D asset at the time such indicators of impairment occur.

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
As of December 31, 2019, our outstanding aggregate principal balance was $850.0 million, of which $250.0 million was classified as a current liability because, as of such date, we intended to repay that amount within one year. During the nine months ended September 30, 2020, we paid down $50.0 million of our balance under the Credit Agreement. This brought our aggregate outstanding balance to $800.0 million as of September 30, 2020, all of which was classified as a non-current liability because we no longer intend to repay any portion of this amount within one year. We decided not to repay a portion of the loan within one year out of an abundance of caution given the uncertainty surrounding the current COVID-19 pandemic and its potential impact on our business.
The Credit Agreement contains customary events of default and customary affirmative and negative covenants. As of September 30, 2020, we were in compliance with these covenants. Lung Biotechnology PBC is our only subsidiary that guarantees our obligations under the Credit Agreement though, from time to time, one or more of our other subsidiaries may be required to guarantee our obligations.
In connection with the Credit Agreement, we capitalized debt issuance costs, which are being amortized to interest expense over the contractual term of the Credit Agreement. As of September 30, 2020, $3.4 million was recorded in other current assets and $7.2 million in other non-current assets on our consolidated balance sheets.
The interest expense reported on our consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019, relates to our borrowings under the Credit Agreement.
8.    Share-Based Compensation
As of September 30, 2020, we have two shareholder-approved equity incentive plans: the United Therapeutics Corporation Amended and Restated Equity Incentive Plan (the 1999 Plan) and the United Therapeutics Corporation Amended and Restated 2015 Stock Incentive Plan (as amended to date, the 2015 Plan). The 2015 Plan provides for the issuance of up to 10,000,000 shares of our common stock pursuant to awards granted under the 2015 Plan, which includes the 500,000 shares added pursuant to an amendment and restatement of the 2015 Plan approved by our shareholders in June 2020. No further awards will be granted under the 1999 Plan. We also have one equity incentive plan, the United Therapeutics Corporation 2019 Inducement Stock Incentive Plan (the 2019 Inducement Plan), that has not been approved by our shareholders, as permitted by the Nasdaq Stock Market rules. The 2019 Inducement Plan was approved by our Board of Directors in February 2019 and provides for the issuance of up to 99,000 shares of our common stock under awards granted to newly-hired employees. Currently, we grant equity-based awards to employees and members of our Board of Directors in the form of stock options and restricted stock units under the 2015 Plan, and we grant restricted stock units to newly-hired employees under the 2019 Inducement Plan. Refer to the sections entitled Stock Options and Restricted Stock Units below.
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
The following table reflects the components of share-based compensation (benefit) expense recognized in our consolidated statements of operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock options	$9.2	$18.4	$34.8	$52.2
Restricted stock units	5.5	3.8	15.0	9.8
STAP awards	(27.5)	1.4	19.3	(47.0)
Employee stock purchase plan	0.3	0.3	1.0	0.9
Total share-based compensation (benefit) expense before tax	$(12.5)	$23.9	$70.1	$15.9
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
The following weighted average assumptions were used in estimating the fair value of stock options granted to employees during the nine months ended September 30, 2020 and September 30, 2019:

	September 30, 2020	September 30, 2019
Expected term of awards (in years)	5.6	5.8
Expected volatility	33.4%	33.8%
Risk-free interest rate	0.5%	2.4%
Expected dividend yield	—%	—%
A summary of the activity and status of stock options under our equity incentive plans during the nine-month period ended September 30, 2020 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2020	8,088,680	$123.34
Granted	78,559	109.32
Exercised	(401,383)	64.36
Forfeited/canceled	(12,823)	137.26
Outstanding at September 30, 2020	7,753,033	$126.23	5.8	$4.5
Exercisable at September 30, 2020	4,929,642	$128.15	5.3	$4.3
Unvested at September 30, 2020	2,823,391	$122.88	6.8	$0.2
The weighted average fair value of a stock option granted during each of the nine-month periods ended September 30, 2020 and September 30, 2019, was $34.56 and $39.63, respectively. These stock options have an aggregate grant date fair value of $2.7 million and $82.5 million, respectively. The total grant date fair value of stock options that vested during the nine-month periods ended September 30, 2020 and September 30, 2019 was $73.3 million and $36.4 million, respectively.

Total share-based compensation expense related to stock options is recorded as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of product sales	$—	$0.3	$0.3	$0.7
Research and development	0.5	0.9	1.8	2.7
Selling, general, and administrative	8.7	17.2	32.7	48.8
Share-based compensation expense before taxes	9.2	18.4	34.8	52.2
Related income tax benefit	(0.4)	(4.2)	(2.7)	(11.8)
Share-based compensation expense, net of taxes	$8.8	$14.2	$32.1	$40.4
As of September 30, 2020, unrecognized compensation cost related to stock options was $57.8 million. Unvested outstanding stock options as of September 30, 2020 had a weighted average remaining vesting period of 2.2 years.
Stock option exercise data is summarized below (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Number of options exercised	54,834	—	401,383	191,508
Cash received	$3.5	$—	$25.9	$9.9
Total intrinsic value of options exercised	$3.1	$—	$21.8	$11.5
Restricted Stock Units
Each restricted stock unit entitles the recipient to one share of our common stock upon vesting. We measure the fair value of restricted stock units using the stock price on the date of grant. Share-based compensation expense for the restricted stock units is recorded ratably over their vesting period. A summary of the activity with respect to, and status of, restricted stock units during the nine-month period ended September 30, 2020 is presented below:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in millions)
Unvested at January 1, 2020	310,725	$112.24
Granted	283,059	94.41
Vested	(130,535)	108.51
Forfeited/canceled	(16,708)	103.93
Unvested at September 30, 2020	446,541	$102.34	9.0	$45.1
Total share-based compensation expense related to restricted stock units is recorded as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of product sales	$0.3	$0.3	$1.0	$0.8
Research and development	1.9	1.3	5.4	3.2
Selling, general, and administrative	3.3	2.2	8.6	5.8
Share-based compensation expense before taxes	5.5	3.8	15.0	9.8
Related income tax benefit	(1.3)	(0.8)	(3.5)	(2.2)
Share-based compensation expense, net of taxes	$4.2	$3.0	$11.5	$7.6
As of September 30, 2020, unrecognized compensation cost related to the grant of restricted stock units was $34.1 million. Unvested outstanding restricted stock units as of September 30, 2020 had a weighted average remaining vesting period of 1.9 years.

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
The aggregate STAP liability balance was $32.2 million and $25.0 million at September 30, 2020 and December 31, 2019, respectively, all of which was classified as a current liability on our consolidated balance sheets.
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
The fair value of the STAP awards is measured at the end of each financial reporting period because the awards are settled in cash.
The table below includes the weighted average assumptions used to measure the fair value of the outstanding STAP awards:

	September 30, 2020	September 30, 2019
Expected term of awards (in years)	1.8	2.1
Expected volatility	32.8%	29.3%
Risk-free interest rate	0.1%	1.6%
Expected dividend yield	—%	—%
The closing price of our common stock was $101.00 and $79.75 on September 30, 2020 and September 30, 2019, respectively. The closing price of our common stock was $88.08 on December 31, 2019.
A summary of the activity and status of STAP awards during the nine-month period ended September 30, 2020 is presented below:

	Number of Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2020	2,622,328	$109.10
Granted	—	—
Exercised	(260,338)	62.70
Forfeited/canceled	(18,656)	127.18
Outstanding at September 30, 2020	2,343,334	$114.11	3.5	$35.7
Exercisable at September 30, 2020	2,333,334	$114.37	3.5	$35.2
Unvested at September 30, 2020	10,000	$52.57	2.2	$0.5

Share-based compensation (benefit) expense recognized in connection with STAP awards is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of product sales	$(0.9)	$0.1	$1.3	$(1.9)
Research and development	(5.6)	0.4	5.3	(9.9)
Selling, general, and administrative	(21.0)	0.9	12.7	(35.2)
Share-based compensation (benefit) expense before taxes	(27.5)	1.4	19.3	(47.0)
Related income tax expense (benefit)	4.9	(0.2)	(4.2)	10.7
Share-based compensation (benefit) expense, net of taxes	$(22.6)	$1.2	$15.1	$(36.3)
Cash paid to settle STAP exercises during the nine-month periods ended September 30, 2020 and September 30, 2019 was $12.2 million and $6.9 million, respectively.
Employee Stock Purchase Plan
The ESPP provides eligible employees with the right to purchase shares of our common stock at a discount through elective accumulated payroll deductions at the end of each offering period. Offering periods, which began in 2012, occur in consecutive six-month periods commencing on September 5th and March 5th of each year. Eligible employees may contribute up to 15 percent of their base salary, subject to certain annual limitations as defined in the ESPP. The purchase price of the shares is equal to the lower of 85 percent of the closing price of our common stock on either the first or last trading day of a given offering period. In addition, the ESPP provides that no eligible employee may purchase more than 4,000 shares during any offering period. The ESPP expires in June 2032 and limits the aggregate number of shares that can be issued under the ESPP to 3.0 million.
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

The components of basic and diluted earnings (loss) per common share comprised the following (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net income (loss)	$171.2	$132.4	$416.0	$(157.1)
Denominator:
Weighted average outstanding shares — basic	44.4	43.9	44.1	43.8
Effect of dilutive securities(1):
Stock options, restricted stock units, and employee stock purchase plan	0.2	0.1	0.3	—
Weighted average shares — diluted(2)	44.6	44.0	44.4	43.8
Net income (loss) per common share:
Basic	$3.86	$3.02	$9.43	$(3.59)
Diluted	$3.84	$3.01	$9.37	$(3.59)

Stock options and restricted stock units excluded from calculation(2)	7.5	8.0	7.4	7.1
 __________________________
(1)Calculated using the treasury stock method.
(2)The common shares underlying certain stock options and restricted stock units have been excluded from the computation of diluted earnings per share because their impact would be anti-dilutive for the three- and nine-month periods ended September 30, 2020 and the three-month period ended September 30, 2019. For the nine-month period ended September 30, 2019, we had a net loss, and as such, all outstanding stock options, restricted stock units, and shares issuable under the ESPP were excluded from our calculation of diluted earnings per share.
10.     Income Taxes
Our effective income tax rate (ETR) for the nine months ended September 30, 2020 and 2019 was 21 percent and 33 percent, respectively. For the nine months ended September 30, 2020, non-deductible compensation and state tax expense, partially offset by anticipated tax credits, increased our ETR. For the nine months ended September 30, 2019, anticipated tax credits, the foreign sales deduction, and state tax benefit, partially offset by non-deductible compensation and income tax benefit limitation, increased our ETR due to the pre-tax loss that resulted primarily from the $800.0 million upfront payment under our license agreement with Arena Pharmaceuticals, Inc. (Arena).
As of September 30, 2020 and December 31, 2019, we had no unrecognized tax benefits and are unaware of any material positions for which it is reasonably possible that the total amounts would significantly increase within the next twelve months. We record interest and penalties related to uncertain tax positions as a component of income tax expense, however, as of September 30, 2020 and December 31, 2019, we have not accrued any interest expense related to uncertain tax positions.
On March 27, 2020, Congress enacted the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) to provide certain relief as a result of the COVID-19 pandemic. The CARES Act, among other things, includes provisions related to net operating loss carryback periods, alternative minimum tax credit refunds, and modification of the net interest deduction limitations. The CARES Act did not have a material impact on our consolidated financial statements for the nine months ended September 30, 2020. We continue to monitor any effects that may result from the CARES Act.
11.     Segment Information
We operate as one operating segment with a focus on the development and commercialization of products to address the unmet needs of patients with chronic and life-threatening conditions. Our Chief Executive Officer, as our chief operating decision maker, manages and allocates resources to the operations of our company on a consolidated basis. This enables our Chief Executive Officer to assess our overall level of available resources and determine how best to deploy these resources across functions, therapeutic areas, and research and development projects in line with our long-term company-wide strategic goals.

Net product sales, cost of product sales, and gross profit for each of our commercial products were as follows (in millions):

	Three Months Ended September 30,
2020	Remodulin	Tyvaso	Orenitram	Unituxin	Adcirca	Total
Net product sales	$124.5	$129.5	$74.7	$37.6	$13.8	$380.1
Cost of product sales	4.9	5.0	5.1	2.9	6.1	24.0
Gross profit	$119.6	$124.5	$69.6	$34.7	$7.7	$356.1

2019
Net product sales	$168.3	$110.8	$62.0	$30.1	$30.3	$401.5
Cost of product sales	5.5	6.9	3.5	4.1	13.0	33.0
Gross profit	$162.8	$103.9	$58.5	$26.0	$17.3	$368.5

	Nine Months Ended September 30,
2020	Remodulin	Tyvaso	Orenitram	Unituxin	Adcirca	Total
Net product sales	$388.8	$351.6	$219.1	$93.2	$45.7	$1,098.4
Cost of product sales	16.2	14.7	13.7	9.1	19.6	73.3
Gross profit	$372.6	$336.9	$205.4	$84.1	$26.1	$1,025.1

2019
Net product sales	$479.6	$324.2	$174.4	$80.1	$79.4	$1,137.7
Cost of product sales	16.1	14.8	12.3	11.4	34.2	88.8
Gross profit	$463.5	$309.4	$162.1	$68.7	$45.2	$1,048.9

Geographic revenues are determined based on the country in which our customers (distributors) are located. Total revenues from external customers by geographic area are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
United States	$369.0	$359.4	$1,046.5	$1,028.4
Rest-of-World	11.1	42.1	51.9	109.3
Total	$380.1	$401.5	$1,098.4	$1,137.7

We recorded revenue from two distributors in the United States that exceeded 10 percent of total revenues. Revenue from these two distributors as a percentage of total revenues is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Distributor 1	56%	53%	56%	55%
Distributor 2	28%	21%	27%	21%
12.     Litigation
Sandoz Antitrust Litigation
On April 16, 2019, Sandoz Inc. (Sandoz) and its commercialization collaborator, RareGen, LLC, filed a complaint in the U.S. District Court for the District of New Jersey against us and Smiths Medical ASD, Inc. (Smiths Medical), alleging that we and Smiths Medical engaged in anticompetitive conduct in connection with plaintiffs’ efforts to launch their generic version of Remodulin. In particular, the complaint alleges that we and Smiths Medical unlawfully impeded competition by entering into an agreement to produce CADD-MS®3 cartridges specifically for the delivery of subcutaneous Remodulin, without making these cartridges available for the delivery of Sandoz’s generic version of Remodulin. The parties completed expedited discovery in anticipation of a motion filed by the plaintiffs on October 4, 2019, seeking preliminary injunctive relief. We and Smiths

Medical filed a motion to dismiss the complaint, and we filed our opposition to plaintiffs’ motion for a preliminary injunction on October 25, 2019. On January 29, 2020, the Court issued a decision denying the request for preliminary injunction sought by Sandoz and RareGen. According to the Court, “[Sandoz and RareGen] have not met their burden of demonstrating a reasonable probability of eventual success in the litigation.” The Court also denied our and Smiths Medical’s motion to dismiss the entire action. Plaintiffs declined to appeal the Court’s denial of their motion for preliminary injunction. The parties are currently engaged in discovery, and we do not anticipate a trial before late 2021 at the earliest.
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
Patent Litigation with Liquidia Technologies, Inc.
On March 30, 2020, Liquidia Technologies, Inc. (Liquidia) filed two petitions for inter partes review (IPR) with the Patent Trial and Appeal Board (PTAB) of the U.S. Patent and Trademark Office (USPTO). In its petitions, Liquidia seeks to invalidate U.S. Patent Nos. 9,604,901 (the ’901 patent) and 9,593,066 (the ’066 patent), both of which relate to a method of making treprostinil, the active pharmaceutical ingredient in our Remodulin, Tyvaso, and Orenitram products. These patents were issued in March 2017 and are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations publication, also known as the Orange Book, for Remodulin, Tyvaso, and Orenitram. In mid-July, 2020 we filed preliminary responses to the petitions. On October 13, 2020, the PTAB declined to institute IPR proceedings on the ’066 patent because Liquidia failed to establish a reasonable likelihood of success on prevailing on any claim relating to the ’066 patent. Also on October 13, 2020, the PTAB instituted IPR proceedings on the ‘901 patent, finding that Liquidia had established a reasonable likelihood of success on prevailing on some of the claims of the ’901 patent. We expect the PTAB will issue a final written decision regarding the ’901 patent IPR, following additional submissions by the parties, around October 2021. Any appeals of the PTAB’s final written decision would delay any final outcome.
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
On June 4, 2020, we filed a lawsuit in the U.S. District Court for the District of Delaware against Liquidia for infringement of the ’901 patent and the ’066 patent, both of which expire in December 2028. We filed our lawsuit within 45 days of receipt of notice from Liquidia of its NDA filing. As a result, under the Hatch-Waxman Act, the FDA is precluded by regulation from approving Liquidia’s NDA for up to 30 months or until the resolution of the litigation, whichever occurs first. On July 16, 2020, Liquidia filed an answer to our complaint that included counterclaims alleging, among other things, that the patents at issue in the litigation are not valid and will not be infringed by the commercial manufacture, use or sale of LIQ861.
On July 21, 2020, the USPTO issued a new patent to us related to Tyvaso. The new patent, U.S. Patent No. 10,716,793 (the ’793 patent), expires May 14, 2027, and is listed in the Orange Book for Tyvaso. On July 22, 2020, we filed an amended complaint against Liquidia to include a claim for infringement of the ’793 patent. The ’793 patent relates to a method of administering treprostinil via inhalation and includes claims covering the dosing regimen used to administer Tyvaso. On August 5, 2020, Liquidia filed an answer to our amended complaint that repeated its defenses and counterclaims and added new defenses and counterclaims related to the ’793 patent. On August 26, 2020, we filed a motion to dismiss Liquidia’s invalidity defenses with respect to the ’793 patent based on assignor estoppel. That motion has been briefed, and we await the district court’s decision. The district court set a schedule for the case, including a trial commencing on March 28, 2022.
We plan to vigorously enforce our intellectual property rights related to Tyvaso.

MSP Recovery Litigation
On July 27, 2020, MSP Recovery Claims, Series LLC; MSPA Claims 1, LLC; and Series PMPI, a designated series of MAO-MSO Recovery II, LLC (Plaintiffs) filed a “Class Action Complaint” (the Complaint) against Caring Voices Coalition, Inc. (CVC) and us in the United States District Court for the District of Massachusetts. The Complaint alleges that we violated the federal Racketeer Influenced and Corrupt Organizations (RICO) act and various state laws by coordinating with CVC when making donations to a pulmonary arterial hypertension fund so that those donations would go towards copayment obligations for Medicare patients taking drugs manufactured and marketed by us. Plaintiffs claim to have received assignments from various Medicare Advantage health plans and other insurance entities that allow them to bring this lawsuit on behalf of those entities.
We intend to vigorously defend against this lawsuit.
13.     Arena License Agreement
On November 15, 2018, we entered into an exclusive license agreement with Arena related to ralinepag, a next-generation, oral, selective, and potent prostacyclin receptor agonist being developed for the treatment of PAH. On January 24, 2019, in connection with the closing of the transactions contemplated by the license agreement: (1) Arena granted to us perpetual, irrevocable, and exclusive rights throughout the universe to develop, manufacture, and commercialize ralinepag; (2) Arena transferred to us certain other assets related to ralinepag, including, among others, related domain names and trademarks, permits, certain contracts, inventory, regulatory documentation, Investigational New Drug (IND) Application No. 109021 (related to ralinepag), and nonclinical, preclinical, and clinical trial data; (3) we assumed certain limited liabilities from Arena, including, among others, all obligations arising after the closing under the assumed contracts and the IND described above; and (4) we paid Arena an upfront payment of $800.0 million, which was expensed as acquired in-process research and development and included within research and development expenses on our consolidated statements of operations in the first quarter of 2019. We will also pay Arena: (1) a one-time payment of $250.0 million for the first, if any, marketing approval we receive in the United States for an inhaled version of ralinepag to treat PAH; (2) a one-time payment of $150.0 million for the first, if any, marketing approval we receive in any of Japan, France, Italy, the United Kingdom, Spain, or Germany for an oral version of ralinepag to treat any indication; and (3) low double-digit, tiered royalties on net sales of any pharmaceutical product containing ralinepag as an active ingredient, subject to certain adjustments for third party license payments.
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
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report contain forward-looking statements made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934 (the Exchange Act) and the Private Securities Litigation Reform Act of 1995. These statements, which are based on our beliefs and expectations about future outcomes and on information available to us through the date this Quarterly Report on Form 10-Q is filed with the SEC, include, among others, statements related to the following:
•The potential impact of the COVID-19 pandemic on our business, results of operations, liquidity, and operations and our ability to mitigate those potential impacts;
•Expectations of revenues, expenses, profitability, and cash flows;

•The sufficiency of our cash on hand to support operations;

•Our ability to obtain financing on terms favorable to us or at all;

•Our ability to obtain and maintain domestic and international regulatory approvals;

•Our ability to maintain attractive pricing for our products, in light of increasing competition, including from generic products, and pressure from government and other payers to decrease the costs associated with healthcare;

•The expected volume and timing of sales of Remodulin, Tyvaso, Orenitram, and Unituxin, as well as potential future commercial products, including the anticipated effect of various research and development efforts on sales of these products;

•The timing and outcome of clinical studies, other research and development efforts, and related regulatory filings and approvals;

•The potential timing and outcome of our anticipated launch of the Remunity™ Pump, Trevyent, and the Implantable System for Remodulin;

•The timing and outcome of our supplemental NDA for Tyvaso to reflect the INCREASE study results;

•The timing and outcome of our NDA resubmission for Trevyent in response to the CRL;

•The outcome of pending and potential future legal and regulatory actions by the FDA and other regulatory and government enforcement agencies, and the anticipated duration of regulatory exclusivity for our products;

•The timing and outcome of the lawsuit filed against us by Sandoz and RareGen and our patent litigation with Liquidia related to its NDA for LIQ861;

•The impact of competing therapies on sales of our commercial products and the amount of inventory of our products that will expire unsold, including the impact of generic versions of Adcirca and Remodulin; established therapies such as Uptravi; and newly-developed therapies such as LIQ861;

•The expectation that we will be able to manufacture sufficient quantities and maintain adequate inventories of our commercial products, through both our in-house manufacturing capabilities and third-party manufacturing sites, and our ability to obtain and maintain related approvals by the FDA and other regulatory agencies;

•The adequacy of our intellectual property protection and the validity and expiration dates of the patents we own or license, as well as the regulatory exclusivity periods for our products;

•Any statements that include the words “believe,” “seek,” “expect,” “anticipate,” “forecast,” “project,” “intend,” “estimate,” “should,” “could,” “may,” “will,” “plan,” or similar expressions; and

•Other statements contained or incorporated by reference in this report that are not historical facts.
We caution you that these statements are not guarantees of future performance and are subject to numerous evolving risks and uncertainties that we may not be able to accurately predict or assess, and that may cause our actual results to differ materially from anticipated results, including the risks and uncertainties we describe in Part II, Item 1A—Risk Factors of this Quarterly Report on Form 10-Q; factors described in our Annual Report on Form 10-K for the year ended December 31, 2019, under the section entitled Part I, Item 1A—Risk Factors; and factors described in other cautionary statements, cautionary language and risk factors set forth in our other filings with the SEC. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise.
Impact of COVID-19 on our Business
We are closely monitoring developments related to the COVID-19 pandemic and are making every effort to ensure we remain focused on the health and well-being of our patients and our employees while maintaining business continuity. It remains difficult to predict what impact this pandemic, and the associated economic downturn, will ultimately have on our business. While we remain confident in our prospects over the longer term, there is considerable uncertainty and lack of visibility regarding our near-term revenue growth prospects and product development plans due to the rapidly evolving situation. Except as otherwise discussed in this Quarterly Report on Form 10-Q, there have been no material changes to the impact of COVID-19 on our business since the date of our previous Quarterly Report on Form 10-Q. Please see the discussions of the impact of COVID-19 on our business in our Quarterly Reports on Form 10-Q for the quarters ending March 31, 2020 and June 30, 2020, which we incorporate by reference into this Quarterly Report on Form 10-Q.
For a discussion of the risks to our business associated with COVID-19, please see the risk factor below entitled, We face risks and uncertainties related to the COVID-19 pandemic, which could significantly disrupt our operations and/or business for an unknown period of time.

Overview of Marketed Products
We market and sell the following commercial products:
•Remodulin, a continuously-infused formulation of the prostacyclin analogue treprostinil, approved by the FDA for subcutaneous and intravenous administration to diminish symptoms associated with exercise in patients with pulmonary arterial hypertension (PAH). Remodulin has also been approved in various countries outside of the United States.

•Tyvaso, an inhaled formulation of treprostinil, approved by the FDA and regulatory authorities in Argentina and Israel to improve exercise ability in PAH patients.

•Orenitram, a tablet dosage form of treprostinil, approved by the FDA to delay disease progression and improve exercise capacity in PAH patients.

•Unituxin, a monoclonal antibody approved by the FDA and Health Canada for the treatment of high-risk neuroblastoma.

•Adcirca, an oral PDE-5 inhibitor approved by the FDA to improve exercise ability in PAH patients.
Revenues
Our net product sales consist of sales of the five commercial products noted above. We have entered into separate, non-exclusive distribution agreements with Accredo Health Group, Inc. and its affiliates (Accredo) and Caremark, L.L.C. (CVS Specialty) to distribute Remodulin, Tyvaso, and Orenitram in the United States, and we have entered into an exclusive distribution agreement with ASD Specialty Healthcare, Inc., an affiliate of AmerisourceBergen Corporation, to distribute Unituxin in the United States. We also sell Remodulin, Tyvaso, and Unituxin to distributors internationally. We sell Adcirca through Lilly’s pharmaceutical wholesale network. To the extent we have increased the price of any of these products, increases have typically been in the single-digit percentages per year, except for Adcirca, the price of which is set solely by Lilly.
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
Generic Competition and Challenges to our Intellectual Property Rights
We settled litigation with Sandoz, Inc. (Sandoz) related to its abbreviated new drug application (ANDA) seeking FDA approval to market a generic version of Remodulin. Under the settlement agreement, Sandoz was permitted to market its generic version of Remodulin as early as June 2018. On March 25, 2019, Sandoz announced the availability of its generic product in the United States, and that it was entitled to six months of marketing exclusivity before other companies would be permitted to market their generic versions of Remodulin in the United States. We have also entered into similar settlement agreements with Teva Pharmaceuticals USA, Inc. (Teva), Par Sterile Products, LLC (Par), Dr. Reddy’s Laboratories, Inc. (Dr. Reddy’s) and Alembic Pharmaceuticals Ltd. (Alembic) permitting each of them to market a generic version of Remodulin in the United States. Teva received FDA approval for its ANDA in September 2019, and in October 2019 announced it had launched its generic version of Remodulin. The FDA has approved the ANDAs filed by Par, Dr. Reddy’s, and Alembic, but to our knowledge none of these companies have commenced sales of generic treprostinil. Through September 30, 2020, we have seen minimal erosion of Remodulin sales as a result of generic treprostinil competition in the United States. We are currently engaged in litigation with Sandoz and its marketing partner, RareGen, LLC, related to the infusion devices used to deliver Remodulin subcutaneously. See Note 12—Litigation, to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
Regulatory authorities in various European countries began approving generic versions of Remodulin in 2018, followed by pricing approvals and launches in certain of these countries in 2019 and 2020. As a result, our international Remodulin revenues have come under increasing pressure, due to increased competition and a reduction in our contractual transfer price for Remodulin sold by certain international distributors for sales in countries in which the pricing of Remodulin is impacted by the generic competition. Our non-U.S. net product sales for Remodulin were $46.9 million and $105.9 million for the nine months ended September 30, 2020 and 2019, respectively.

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
In January 2020, Liquidia Technologies, Inc. (Liquidia) submitted an NDA to the FDA for approval of LIQ861, a dry powder formulation of treprostinil for inhalation. This NDA was submitted under the 505(b)(2) regulatory pathway with Tyvaso as the reference listed drug. This product, if approved, would compete directly with Tyvaso and our other treprostinil-based products, and would also compete with Treprostinil Technosphere® if it is approved. In March 2020, Liquidia filed petitions for inter partes review seeking to invalidate two of our patents related to Remodulin, Tyvaso, and Orenitram. In October 2020, the PTAB instituted IPR proceedings with respect to one of these patents and declined to institute IPR proceedings with respect to the other. In April 2020, we received a Paragraph IV notification letter from Liquidia indicating that Liquidia’s NDA contains a certification alleging that LIQ861 will not infringe any of the patents currently listed in the Orange Book for Tyvaso because those patents are not valid, not enforceable, and/or will not be infringed by the commercial manufacture, use or sale of LIQ861. In June 2020, we filed a lawsuit against Liquidia for patent infringement. As a result, the FDA is automatically precluded from approving Liquidia’s NDA for up to 30 months or until the resolution of the litigation, whichever occurs first. For further details, please see Note 12—Litigation, to our consolidated financial statements.
A U.S. patent for Adcirca for the treatment of pulmonary hypertension expired in November 2017, and FDA-conferred regulatory exclusivity expired in May 2018, leading to the launch of a generic version of Adcirca by Mylan N.V. in August 2018, and by additional companies in February 2019. Generic competition for Adcirca has had a material adverse impact on Adcirca net product sales. In addition, we expect declines in patient demand will cause Adcirca inventory held by distributors and other downstream customers to expire unsold. Upon expiration of Adcirca (up to 36 months after the initial sale), distributors and other downstream customers have a right to return the expired product for up to 12 months past the expiration date. As such, we expect increased returns beginning in 2021 as Adcirca sold prior to the commencement of generic competition begins to expire. Our allowance for product returns was $12.7 million and $14.2 million as of September 30, 2020 and December 31, 2019, respectively.
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
We are expanding our sales, marketing and medical affairs staff in anticipation of the potential launch of Tyvaso for patients with pulmonary hypertension associated with interstitial lung disease, if and when the FDA approves an expanded label for Tyvaso incorporating the results of the INCREASE study. We decided in the second quarter of 2020 to add approximately 30 employees by the end of 2020 related to this expansion, and this will result in a corresponding increase in our expenses. These activities are ongoing.
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
Although we no longer grant STAP awards, we still had approximately 2.3 million STAP awards outstanding as of September 30, 2020. We account for STAP awards as liabilities because they are settled in cash. As such, we must re-measure the fair value of STAP awards at the end of each financial reporting period until the awards are no longer outstanding. Changes in our STAP liability resulting from such re-measurements are recorded as adjustments to share-based compensation (benefit) expense and can create substantial volatility within our operating expenses from period to period. The following factors, among others, have a significant impact on the amount of share-based compensation (benefit) expense recognized in connection with STAP awards from period to period: (1) volatility in the price of our common stock (specifically, increases in the price of our common stock will generally result in an increase in our STAP liability and related compensation expense, while decreases in our stock price will generally result in a reduction in our STAP liability and related compensation expense); and (2) changes in the number of outstanding awards.

Research and Development
    We focus most of our research and development efforts on the following near-term pipeline programs (intended to result in product launches in the 2020-2022 timeframe) and medium-term pipeline programs (intended to result in product launches in the 2023-2026 timeframe). We are also engaged in a variety of additional medium- and long-term research and development efforts, including technologies designed to increase the supply of transplantable organs and tissues and improve outcomes for transplant recipients through regenerative medicine, xenotransplantation, biomechanical lungs, and ex-vivo lung perfusion. Please note that our expectations regarding our research and development programs are subject to the caveats described above under Overview—Impacts of COVID-19 on our Business, and below in Part II, Item 1A—Risk Factors—Risks Related to our Products—We face risks and uncertainties related to the COVID-19 pandemic, which could significantly disrupt our operations and/or business for an unknown period of time.
    Near-Term Pipeline Programs (2020-2022)

Product	Mode of Delivery	Indication	Current Status STUDY NAME	Our Territory
Remunity Pump for Remodulin	Continuous subcutaneous via pre‑filled, semi‑disposable system	PAH	Pharmacy-fill 510(k) cleared by the FDA; launch in progress	Worldwide
Tyvaso (treprostinil)	Inhaled	Pulmonary hypertension associated with idiopathic pulmonary fibrosis (WHO Group 3)	Phase 3 INCREASE study successful; sNDA under FDA review	Worldwide
Trevyent (treprostinil)	Continuous subcutaneous via pre-filled, disposable PatchPump® system	PAH	Preparing NDA resubmission to address FDA complete response letter	Worldwide, subject to out-licenses granted in Europe, Canada, and the Middle East
Implantable System for Remodulin	Continuous intravenous via implantable pump	PAH	FDA approval received July 30, 2018; U.S. launch pending satisfaction of further regulatory requirements by Medtronic	United States, United Kingdom, Canada, France, Germany, Italy, and Japan
Treprostinil Technosphere	Inhaled dry powder	PAH	Phase 3 BREEZE and pivotal pharmacokinetic studies	Worldwide

    Medium-Term Pipeline Programs (2023-2026)

Product	Mode of Delivery	Indication	Current Status STUDY NAME	Our Territory
Tyvaso (treprostinil)	Inhaled	Pulmonary hypertension associated with chronic obstructive pulmonary disease (WHO Group 3)	Phase 3 PERFECT (enrollment paused)	Worldwide
Tyvaso (treprostinil)	Inhaled	Chronic fibrosing interstitial lung diseases	Phase 3 TETON studies (planning stage)	Worldwide
OreniPro™ (once-daily, oral treprostinil prodrug)	Oral	PAH	Phase 1	Worldwide
RemoPro™ (pain-free subcutaneous Remodulin prodrug)	Continuous subcutaneous	PAH	Phase 1	Worldwide
Unexisome™ (exosome-based product)	Intravenous	Bronchopulmonary Dysplasia	Phase 1	Worldwide
Ralinepag (IP receptor agonist)	Oral	PAH	Phase 3 ADVANCE studies	Worldwide, subject to out-licenses granted in the People’s Republic of China and certain other Asian territories
Aurora-GT™ (eNOS gene therapy)	Intravenous	PAH	Phase 2 SAPPHIRE	United States
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
Medtronic is entirely responsible for regulatory approvals and all manufacturing and quality systems related to its infusion pump and related components. Medtronic entered into a consent decree with the FDA in April 2015, which required Medtronic to complete certain corrections and enhancements to the SynchroMed II pump and the associated quality system. The consent decree restricted Medtronic’s ability to manufacture and distribute the SynchroMed II infusion system, unless specific conditions were met, including retention of a third-party expert to inspect the affected quality system and certify that the quality system complies with the requirements of the consent decree. Medtronic completed the third-party certification audits in January 2017 and successfully completed an FDA inspection in June 2017. After the inspection, the FDA lifted the consent decree restrictions on manufacturing, distribution, and design in September 2017. The consent decree remains in effect, with ongoing obligations for third-party audits that are expected to be completed in 2020. Non-compliance by Medtronic with its consent decree could interrupt the manufacture and sale of the Implantable System for Remodulin.
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
In May 2019, DEKA obtained FDA 510(k) clearance of a patient-filled version of the Remunity Pump. In February 2020, the FDA cleared an additional 510(k) filing enabling Remunity Pump cartridges to be pre-filled with Remodulin by contracted specialty pharmacies in order to improve convenience for patients. Since then, we commenced launch activities for the Remunity Pump for Remodulin, including shipping training devices to specialty pharmacies and certain health care practitioners, and entering into agreements with specialty pharmacies to purchase Remunity Pumps and accessories and to pre-fill the Remunity Pump cartridges exclusively with Remodulin. We also confirmed with the relevant Centers for Medicare & Medicaid Services Pricing, Data Analysis, and Coding Contractor that the Remunity Pump will be treated as durable medical equipment under the Medicare Part B Durable Medical Equipment program, and will share the same billing codes and billing guidance as existing subcutaneous pumps currently used with Remodulin. We are working with large PAH medical centers to identify patient candidates for the Remunity Pump, and have been training staff at these centers on how to use the therapy. However, the timing of our ability to commence commercial sales has been delayed due to pandemic-related issues impacting our partner DEKA’s ability to secure certain components and raw materials necessary to manufacture a continuous supply of pumps, pump disposables, and pump controllers. We are working closely with DEKA to build safety stock of these components and raw materials to a level that would allow us to withstand a significant supplier disruption without adverse impact to our patient base. We implemented this strategy due to the increasing COVID-19 infection rates observed in the United States during the second quarter of 2020, as many of the Remunity Pump component suppliers are located domestically. We are working to commence commercial sales of the Remunity Pump in the near-term, but we cannot predict the precise timing due to the factors described above, as well as the potential for additional pandemic-related constraints that suppliers, manufacturers, physicians, patients, and others may experience.
We are also developing a version of the system that will include disposable components that are pre-filled as part of the manufacturing process. This version is expected to have an extended shelf life and simplified supply chain, and will allow patients to keep more drug product on hand.
We are conducting a series of phase 1 studies to develop a new prodrug of treprostinil called RemoPro, which is intended to enable subcutaneous delivery of treprostinil therapy without the site pain currently associated with subcutaneous Remodulin. As a prodrug, RemoPro is designed to be inactive in the subcutaneous tissue, which should decrease or eliminate site pain, and to metabolize into treprostinil once it is absorbed into the blood.
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
In April 2020, the FDA issued a complete response letter (CRL) related to our NDA indicating that some of the deficiencies previously raised by the FDA had not yet been addressed to its satisfaction. We have one year from the date of the CRL to resubmit our NDA to the FDA, unless we are granted an extension. The resubmission is expected to trigger a six-month review period by the FDA. We are preparing our NDA resubmission, which we expect to file in 2021.

OreniPro
We are developing an oral prodrug version of Orenitram we call OreniPro, in order to provide increased tolerability and convenience through a once-daily dosing regimen. We completed an initial phase 1 study of an immediate release formulation of OreniPro during the second quarter of 2020, and we plan to commence a phase 1 study of extended release formulations of OreniPro during the fourth quarter of 2020.
Tyvaso
In February 2020, we reported the results of the INCREASE phase 3 registration study of Tyvaso in patients with WHO Group 3 pulmonary hypertension associated with interstitial lung disease (including idiopathic pulmonary fibrosis and combined pulmonary fibrosis and emphysema) (PH-ILD). Based on our preliminary analysis of the results, the INCREASE study met its primary endpoint of demonstrating improvement in six-minute walk distance (6MWD). Tyvaso increased 6MWD by 21 meters versus placebo (p=0.0043, Hodges-Lehmann estimate) after 16 weeks of treatment. Tyvaso also showed benefits across several key subgroups, including etiology of PH-ILD, disease severity, age, gender, baseline hemodynamics, and dose. Significant improvements were also observed in each of the study’s secondary endpoints, including reduction in the cardiac biomarker NT-proBNP, time to first clinical worsening event, change in peak 6MWD at Week 12, and change in trough 6MWD at week 15. Treatment with Tyvaso of up to 12 breaths per session, four times daily, was well tolerated and the safety profile was consistent with previous Tyvaso studies and known prostacyclin-related adverse events.
In June 2020, we submitted an efficacy supplement (sNDA) to the Tyvaso new drug application, which we expect to result in revised labeling reflecting the outcome of the INCREASE study. In August 2020, FDA accepted the sNDA for review, which we expect will be completed in April 2021.
We are also conducting a phase 3 registration study called PERFECT, which is a study of Tyvaso in patients with WHO Group 3 pulmonary hypertension associated with chronic obstructive pulmonary disease (PH-COPD).
There are presently no FDA approved therapies indicated for the treatment of WHO Group 3 pulmonary hypertension. In the United States alone, we believe there are approximately 30,000 PH-ILD patients and 100,000 PH-COPD patients.
Finally, we are planning a new phase 3 program called TETON, which will be comprised of one or more phase 3 studies of Tyvaso in subjects with various forms of chronic fibrosing interstitial lung diseases, including patients with idiopathic interstitial pneumonias (IIP), chronic hypersensitivity pneumonitis (CHP), and environmental/occupational lung disease. The first TETON study will enroll subjects with idiopathic pulmonary fibrosis (IPF). The primary endpoint of this study is planned to be the change in absolute forced vital capacity (FVC) from baseline to week 52. The TETON program was prompted by data from the INCREASE study, which demonstrated improvements in certain key parameters of lung function in pulmonary hypertension patients with fibrotic lung disease (improved absolute FVC and reduced exacerbations of underlying lung disease). Specifically, in the INCREASE study, treatment with Tyvaso resulted in significant improvements in percent predicted FVC at Weeks 8 and 16, with subjects having underlying etiologies of IIP (Week 8: 1.95%, p=0.0373 and Week 16: 2.88%; p=0.0096) and idiopathic pulmonary fibrosis (Week 8: 2.543%; p=0.0380 and Week 16: 3.504%; p=0.0147) showing greater improvement. Consistent positive effects were also observed in patients with CHP and environmental/occupational lung disease. These data points, combined with substantial preclinical evidence of antifibrotic activity of treprostinil, suggest that Tyvaso may offer a treatment option for patients with fibrotic lung disease.
We are evaluating whether the INCREASE results could support marketing applications for Tyvaso outside the United States.
Unituxin
Under our BLA approval for Unituxin, the FDA has imposed certain post-marketing requirements and post-marketing commitments on us. We are conducting additional clinical and nonclinical studies to satisfy these requirements and commitments. While we believe we will be able to complete these studies, any failure to satisfy these requirements or commitments could result in penalties, including fines or withdrawal of Unituxin from the market, unless we are able to demonstrate good cause for the failure. We are pursuing a label expansion for Unituxin in combination with irinotecan and temozolomide for the treatment of pediatric patients with relapsed or refractory neuroblastoma, based on the results of the ANBL1221 study conducted by the Children’s Oncology Group. We met with the FDA in April 2020 to discuss the proposed label expansion, and plan to file a supplemental BLA in the near term.
During the third quarter of 2020, we discontinued our efforts to investigate Unituxin’s potential activity against adult cancerous tumors, and our efforts to develop a humanized version of Unituxin. As a result, our oncology research and development efforts are now focused primarily on scientific studies related to pediatric use of Unituxin.

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
We commenced a clinical study (called BREEZE) in September 2019 to evaluate the safety and pharmacokinetics of switching PAH patients from Tyvaso to Treprostinil Technosphere. In October 2020, we completed a second clinical study in healthy volunteers to compare the pharmacokinetics of Treprostinil Technosphere to Tyvaso. The FDA has indicated that these two studies, if successful, will be the only clinical studies necessary to support FDA approval.
Unexisome
Unexisome is a next generation, development-stage cell therapy utilizing exosomes to treat bronchopulmonary dysplasia (BPD), which is a chronic lung disease that affects newborns (mostly premature newborns) and infants. BPD results from damage to the lungs caused by mechanical ventilation (respirators) and long-term use of oxygen, and impacts approximately 12,000 infants annually. Exosomes are cell-secreted vesicles generated by virtually all cells, including cell types used in therapeutic applications. Exosomes serve as potent vehicles for cell-to-cell communication and include multiple mechanisms of action. In 2019, we commenced a phase 1 safety study of Unexisome in preterm neonates at high risk for BPD.
Ralinepag
Ralinepag is a next-generation, oral, selective, and potent prostacyclin receptor agonist being developed for the treatment of PAH. We are conducting two phase 3 studies of ralinepag: (1) ADVANCE OUTCOMES, which is an event-driven study of ralinepag in PAH patients (with a primary endpoint of time to first clinical worsening event); and (2) ADVANCE CAPACITY, studying the effect of ralinepag on exercise capacity in PAH patients (with a primary endpoint of change in peak oxygen uptake via cardiopulmonary exercise test). Both of these studies are global, multi-center, placebo-controlled trials of patients on approved oral background PAH therapies. ADVANCE OUTCOMES is enrolling patients, and ADVANCE CAPACITY is in the startup phase and has not yet commenced enrollment.
Aurora-GT
We are conducting a phase 2 study (called SAPPHIRE) of a gene therapy product called Aurora-GT, in which a PAH patient’s own endothelial progenitor cells are isolated, transfected with the gene for human endothelial NO-synthase (eNOS), expanded ex-vivo and then delivered to the same patient. This product is intended to rebuild the blood vessels in the lungs that are destroyed by PAH. This study is being conducted in Canada, and is sponsored by Northern Therapeutics, Inc., a Canadian entity in which we have a 49.7 percent voting stake and a 71.8 percent financial stake. We have the exclusive right to pursue this technology in the United States, and plan to seek FDA approval of Aurora-GT if SAPPHIRE is successful.
LNG01 (formerly SM04646)
During the third quarter of 2020, we discontinued the development of LNG01, a Wnt pathway inhibitor formerly known as SM04646, and terminated the related license agreement with Samumed LLC (Samumed) effective November 2020. In accordance with the terms of the license agreement, this development program will revert to Samumed.
Organ Manufacturing
Each year, end-stage organ failure kills millions of people. A significant number of these patients could have benefited from an organ transplant. Unfortunately, the number of usable, donated organs available for transplantation has not grown significantly over the past half century while the need has soared. Our long-term goals are aimed at addressing this shortage. With advances in technology, we believe that creating an unlimited supply of tolerable manufactured organs is now principally an engineering challenge, and we are dedicated to finding engineering solutions. Since 2011, we have been engaged in research and development of a variety of technologies designed to increase the supply of transplantable organs and tissues and to improve outcomes for transplant recipients. These programs include preclinical research and development of alternative tissue sources through tissue and organ xenotransplantation, regenerative medicine, biomechanical lungs, and other technologies to create engineered organs and organ tissues. Although our primary focus is on engineered lungs, we are also developing technologies for other engineered organs, such as kidneys and hearts, and our manufactured lungs, kidneys, and hearts have set records for viability in FDA-required animal models. In February 2018, we reached a significant milestone by achieving 30-day survival of our genetically modified porcine lungs in FDA-required animal models. In 2019, we entered into a collaboration agreement with the University of Alabama at Birmingham to develop a pilot-scale, designated pathogen-free facility to house genetically modified pigs, with a goal of commencing human clinical trials of xenotransplanted kidneys from pigs to humans in the near term. We are also developing technologies to improve outcomes for lung transplant recipients and to increase the supply of donor lungs through ex-vivo lung perfusion. While we continue to develop and commercialize therapies for rare and life-threatening conditions, we view organ manufacturing as the ultimate technology solution for a broad array of diseases, many of which (such as PAH) have proven incurable to date through more traditional pharmaceutical and biologic therapies. For this reason, in 2015 we created a wholly-owned public benefit corporation called Lung Biotechnology PBC, chartered with the express purpose of “address[ing] the acute national shortage of transplantable lungs and other organs with a variety of technologies that either delay the need for such organs or expand the supply.”
Future Prospects
    Our prospects for revenue growth in 2020 have become more difficult to project in light of the effects of the COVID-19 pandemic. We continue to anticipate negative impacts on revenue arising from continued generic competition for Adcirca, and for Remodulin in Europe. We will be able to keep selling Adcirca after the end of this year; in June 2020 we amended the term of our license agreement related to Adcirca to extend the term of the agreement through December 31, 2023. Previously the agreement was scheduled to expire at the end of 2020. We believe our pipeline of new products and potential label expansions for existing products should result in a return to revenue growth in the near term, although the precise timing depends on a number of factors, including factors that we cannot control. Refer to the risks identified in Part II, Item 1A—Risk Factors, included in this Quarterly Report on Form 10-Q.
We believe future revenue growth will be driven by commercializing five key therapeutic platforms in our pipeline, which are comprised of the enabling technologies described below:

Platform	Enabling Technologies
Remodulin (parenteral treprostinil)	Remunity Pump, Implantable System for Remodulin, Trevyent, RemoLife, RemoPro
Tyvaso (inhaled treprostinil)	INCREASE study, PERFECT study, Treprostinil Technosphere, TETON studies
Orenitram (oral treprostinil)	OreniPro
New Chemical Entities and New Biologics	Ralinepag, SAPPHIRE study, Unexisome
Organ Manufacturing and Transplantation	Xenotransplantation, three-dimensional organ printing, regenerative medicine, ex-vivo lung perfusion
We believe this diverse portfolio of five therapeutic platforms, each with multiple enabling technologies, will lead to significant revenue growth over the medium- and longer-term. For further details regarding our research and development initiatives, refer to the section above entitled Research and Development. We also anticipate growth in Orenitram revenues as a result of the expansion of Orenitram’s FDA-approved labeling to reflect the results of the FREEDOM-EV study, which expanded the Orenitram label to indicate that it also delays disease progression, in addition to improving exercise capacity. We believe these clinical results and updated labeling will result in increased use of Orenitram.
Our ability to achieve our objectives, grow our business, and maintain profitability will depend on many factors, including among others: (1) the timing and outcome of preclinical research, clinical trials, and regulatory approvals for products we develop; (2) the timing and degree of our success in commercially launching new products; (3) the demand for our products; (4) the price of our products and the reimbursement of our products by public and private health insurance organizations; (5) the competition we face within our industry, including competition from generic companies and new PAH therapies; (6) our ability to effectively manage our business in an increasingly complex legal and regulatory environment; (7) our ability to defend against challenges to our patents; (8) the duration and severity of the COVID-19 pandemic; and (9) the risks identified in Part II, Item 1A—Risk Factors, included in this Quarterly Report on Form 10-Q.
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

Results of Operations
Three and Nine Months Ended September 30, 2020 and September 30, 2019
Revenues
The table below presents the components of total revenues (dollars in millions):

	Three Months Ended September 30,		Dollar Change	Percentage Change	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2020	2019			2020	2019
Net product sales:
Remodulin	$124.5	$168.3	$(43.8)	(26)%	$388.8	$479.6	$(90.8)	(19)%
Tyvaso	129.5	110.8	18.7	17%	351.6	324.2	27.4	8%
Orenitram	74.7	62.0	12.7	20%	219.1	174.4	44.7	26%
Unituxin	37.6	30.1	7.5	25%	93.2	80.1	13.1	16%
Adcirca	13.8	30.3	(16.5)	(54)%	45.7	79.4	(33.7)	(42)%
Total revenues	$380.1	$401.5	$(21.4)	(5)%	$1,098.4	$1,137.7	$(39.3)	(3)%
As of the end of the third quarter of 2020, new patient prescriptions and new patient starts, which had declined in April 2020 due to COVID-19, returned to pre-pandemic levels for our treprostinil-based products (Remodulin, Tyvaso, and Orenitram) in the United States. Our U.S. net revenues from our treprostinil-based products grew by $19.6 million and $40.7 million for the three and nine months ended September 30, 2020, compared to the same periods in 2019. As previously disclosed, our 2019 results were impacted by a mistake by one of our U.S. distributors in its utilization data, which resulted in the distributor ordering more product than normal (the Excess Order). We estimate that the Excess Order generated additional net revenues of approximately $27.3 million during the third quarter of 2019, with the impact on individual net product sales as discussed below.
Decreases in Remodulin net product sales for the three and nine months ended September 30, 2020, compared to the same periods in 2019, were driven by $32.0 million and $59.0 million decreases in sales outside the United States, respectively, primarily due to a decrease in quantities sold, which we believe resulted from generic competition and the impact of COVID-19. U.S. Remodulin net product sales for the three and nine months ended September 30, 2020, compared to the same periods in 2019, decreased by $11.8 million and $31.8 million, respectively, primarily due to the estimated $13.3 million impact of the Excess Order during the third quarter of 2019. Absent the Excess Order, our U.S. Remodulin revenues would have grown in the third quarter of 2020 compared to the third quarter of 2019.
Tyvaso net product sales for the three and nine months ended September 30, 2020, increased as compared to the same periods in 2019, due to an increase in quantities sold, reflecting a growing number of patients; and price increases, partially offset by the estimated $9.5 million impact of the Excess Order during the third quarter of 2019. Absent the Excess Order, our Tyvaso revenues would have grown by 28 percent in the third quarter of 2020 compared to the third quarter of 2019.
Orenitram net product sales for the three and nine months ended September 30, 2020, increased as compared to the same periods in 2019, primarily resulting from an increase in quantities sold, reflecting a growing number of patients that we believe was driven by the expansion of Orenitram’s labeling to reflect the FREEDOM-EV clinical trial results, partially offset by the estimated $4.5 million impact of the Excess Order during the third quarter of 2019. Absent the Excess Order, our Orenitram revenues would have grown by 30 percent in the third quarter of 2020 compared to the third quarter of 2019.
We are providing certain non-GAAP financial measures above to show year-over-year revenue growth for these products in the absence of the Excess Order to improve investors’ understanding of our financial results.
Adcirca net product sales for the three and nine months ended September 30, 2020, decreased as compared to the same periods in 2019, due to a continuing decline in bottles sold as a result of generic competition for Adcirca.
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

	Three Months Ended September 30, 2020
	Rebates and Chargebacks	Prompt Pay Discounts	Allowance for Sales Returns	Distributor and Other Fees	Total
Balance, July 1, 2020	$54.9	$2.6	$13.2	$4.7	$75.4
Provisions attributed to sales in:
Current period	46.1	8.8	—	5.5	60.4
Prior periods	0.1	—	—	(0.4)	(0.3)
Payments or credits attributed to sales in:
Current period	(7.7)	(5.9)	—	(1.8)	(15.4)
Prior periods	(36.8)	(2.6)	(0.5)	(4.0)	(43.9)
Balance, September 30, 2020	$56.6	$2.9	$12.7	$4.0	$76.2

	Three Months Ended September 30, 2019
	Rebates and Chargebacks	Prompt Pay Discounts	Allowance for Sales Returns	Distributor and Other Fees	Total
Balance, July 1, 2019	$60.5	$3.4	$20.6	$3.3	$87.8
Provisions attributed to sales in:
Current period	42.8	9.2	(4.3)	5.2	52.9
Prior periods	2.1	—	—	0.1	2.2
Payments or credits attributed to sales in:
Current period	(7.1)	(5.5)	—	(1.6)	(14.2)
Prior periods	(50.4)	(3.4)	(0.3)	(2.9)	(57.0)
Balance, September 30, 2019	$47.9	$3.7	$16.0	$4.1	$71.7

	Nine Months Ended September 30, 2020
	Rebates & Chargebacks	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, January 1, 2020	$51.7	$2.6	$14.2	$4.1	$72.6
Provisions attributed to sales in:
Current period	136.2	24.0	—	15.0	175.2
Prior periods	0.5	—	—	(0.3)	0.2
Payments or credits attributed to sales in:
Current period	(89.1)	(21.2)	—	(11.0)	(121.3)
Prior periods	(42.7)	(2.5)	(1.5)	(3.8)	(50.5)
Balance, September 30, 2020	$56.6	$2.9	$12.7	$4.0	$76.2

	Nine Months Ended September 30, 2019
	Rebates & Chargebacks	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, January 1, 2019	$54.7	$3.2	$22.4	$4.8	$85.1
Provisions attributed to sales in:
Current period	132.1	24.9	(5.1)	13.5	165.4
Prior periods	5.8	—	—	—	5.8
Payments or credits attributed to sales in:
Current period	(89.2)	(21.4)	—	(9.5)	(120.1)
Prior periods	(55.5)	(3.0)	(1.3)	(4.7)	(64.5)
Balance, September 30, 2019	$47.9	$3.7	$16.0	$4.1	$71.7

Cost of Product Sales
The table below summarizes cost of product sales by major category (dollars in millions):

	Three Months Ended September 30,		Dollar Change	Percentage Change	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2020	2019			2020	2019
Category:
Cost of product sales	$24.5	$32.3	$(7.8)	(24)%	$70.6	$89.2	$(18.6)	(21)%
Share-based compensation (benefit) expense(1)	(0.5)	0.7	(1.2)	(171)%	2.7	(0.4)	3.1	775%
Total cost of product sales	$24.0	$33.0	$(9.0)	(27)%	$73.3	$88.8	$(15.5)	(17)%
 ________________________
(1)Refer to Share-Based Compensation section below for discussion.
Cost of product sales, excluding share-based compensation. The decrease in cost of product sales for the three and nine months ended September 30, 2020, as compared to the same periods in 2019, was primarily attributable to decreases in royalty expense for Adcirca due to a continuing decline in bottles sold as a result of generic competition for Adcirca.
Research and Development
The table below summarizes research and development expense by major category (dollars in millions):

	Three Months Ended September 30,		Dollar Change	Percentage Change	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2020	2019			2020	2019
Category:
Research and development projects	$71.8	$83.0	$(11.2)	(13)%	$218.7	$1,072.6	$(853.9)	(80)%
Share-based compensation (benefit) expense(1)	(3.1)	2.7	(5.8)	(215)%	12.9	(3.6)	16.5	458%
Total research and development expense	$68.7	$85.7	$(17.0)	(20)%	$231.6	$1,069.0	$(837.4)	(78)%
 ________________________
(1)Refer to Share-Based Compensation section below for discussion.
Research and development expense, excluding share-based compensation. Research and development expense for the three months ended September 30, 2020 decreased as compared to the same period in 2019, primarily due to: (1) the completion of the phase 3 DISTINCT study of Unituxin in February 2020; and (2) a decrease in spending in preclinical and clinical work on technologies designed to increase the supply and distribution of transplantable organs and tissues.
Research and development expense for the nine months ended September 30, 2020 decreased as compared to the same period in 2019, due to a one-time, $800.0 million upfront payment to Arena under our license agreement related to ralinepag during the nine months ended September 30, 2019. The remainder of the decrease resulted primarily from: (1) the completion of the phase 3 BEAT study of esuberaprost in April 2019 and the phase 3 DISTINCT study of Unituxin in February 2020; (2) a decrease in spending due to terminated drug delivery device projects, including an IPR&D impairment charge related to the termination of a license agreement during the nine months ended September 30, 2019; and (3) a decrease in spending in preclinical and clinical work on technologies designed to increase the supply and distribution of transplantable organs and tissues.

Selling, General, and Administrative
The table below summarizes selling, general, and administrative expense by major category (dollars in millions):

	Three Months Ended September 30,		Dollar Change	Percentage Change	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2020	2019			2020	2019
Category:
General and administrative	$62.8	$64.1	$(1.3)	(2)%	$172.6	$169.0	$3.6	2%
Sales and marketing	12.4	14.8	(2.4)	(16)%	38.1	42.1	(4.0)	(10)%
Share-based compensation (benefit) expense(1)	(8.9)	20.5	(29.4)	(143)%	54.5	19.9	34.6	174%
Total selling, general, and administrative expense	$66.3	$99.4	$(33.1)	(33)%	$265.2	$231.0	$34.2	15%
 ________________________
(1)Refer to Share-Based Compensation below for discussion.
Share-Based Compensation
The table below summarizes share-based compensation (benefit) expense by major category (dollars in millions):

	Three Months Ended September 30,		Dollar Change	Percentage Change	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2020	2019			2020	2019
Category:
Stock options	$9.2	$18.4	$(9.2)	(50)%	$34.8	$52.2	$(17.4)	(33)%
Restricted stock units	5.5	3.8	1.7	45%	15.0	9.8	5.2	53%
STAP awards	(27.5)	1.4	(28.9)	NM(1)	19.3	(47.0)	66.3	141%
Employee stock purchase plan	0.3	0.3	—	—%	1.0	0.9	0.1	11%
Total share-based compensation (benefit) expense	$(12.5)	$23.9	$(36.4)	(152)%	$70.1	$15.9	$54.2	341%
________________________
(1)Calculation is not meaningful.
The table below summarizes share-based compensation (benefit) expense by line item on our consolidated statements of operations (dollars in millions):

	Three Months Ended September 30,		Dollar Change	Percentage Change	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2020	2019			2020	2019
Cost of product sales	$(0.5)	$0.7	$(1.2)	(171)%	$2.7	$(0.4)	$3.1	775%
Research and development	(3.1)	2.7	(5.8)	(215)%	12.9	(3.6)	16.5	458%
Selling, general, and administrative	(8.9)	20.5	(29.4)	(143)%	54.5	19.9	34.6	174%
Total share-based compensation (benefit) expense	$(12.5)	$23.9	$(36.4)	(152)%	$70.1	$15.9	$54.2	341%
________________________
(1)Calculation is not meaningful.
The increase in share-based compensation benefit for the three months ended September 30, 2020, as compared to the same period in 2019, was primarily due to: (1) an increase in STAP benefit driven by a 17 percent decrease in our stock price for the three months ended September 30, 2020 as compared to a 2 percent increase in our stock price for the same period in 2019; and (2) a decrease in stock option expense due to fewer awards granted and outstanding in 2020. The increase in share-based compensation expense for the nine months ended September 30, 2020, as compared to the same period in 2019, was primarily due to an increase in STAP expense driven by a 15 percent increase in our stock price for the nine months ended September 30, 2020 as compared to a 27 percent decrease in our stock price for the same period in 2019, partially offset by a decrease in stock option expense due to fewer awards granted and outstanding in 2020. For more information, refer to Note 8—Share-Based Compensation to our consolidated financial statements.
Other (Expense) Income, Net
The changes in other (expense) income, net for the three and nine months ended September 30, 2020, as compared to the same periods in 2019, were primarily due to net unrealized and realized gains and losses on equity securities. Refer to Note 3—Investments to our consolidated financial statements.
Income Tax Expense (Benefit)
Income tax expense was $108.5 million for the nine months ended September 30, 2020, as compared to income tax benefit of $76.2 million for the same period in 2019. The effective income tax rate (ETR) for the nine months ended September 30, 2020 and 2019 was 21 percent and 33 percent, respectively. For the nine months ended September 30, 2020, non-deductible compensation and state tax expense, partially offset by anticipated tax credits, increased our ETR. For the nine months ended September 30, 2019, anticipated tax credits, the foreign sales deduction, and state tax benefit, partially offset by non-deductible compensation and income tax benefit limitation, increased our ETR due to the pre-tax loss that resulted primarily from the $800.0 million upfront payment under our license agreement with Arena.
Financial Condition, Liquidity, and Capital Resources
We have funded our operations principally through sales of our commercial products and, from time-to-time, third-party financing arrangements. We believe that our current liquidity is sufficient to fund ongoing operations and future business plans as we expect long-term revenues from our commercial products, excluding Adcirca, to continue to grow due to our work on development of new products and label expansions for existing products. Furthermore, our customer base remains stable and we believe it presents minimal credit risk. However, any projections of future cash flows are inherently subject to uncertainty and we may seek other forms of financing. In June 2018, we entered into a credit agreement (the Credit Agreement), which provides an unsecured, revolving line of credit of up to $1.5 billion. Our aggregate outstanding balance under the Credit Agreement was $850.0 million and $800.0 million as of December 31, 2019 and September 30, 2020, respectively. We classified the entire outstanding balance under the Credit Agreement, which matures in 2024, as a non-current liability on our consolidated balance sheet as of September 30, 2020. As of December 31, 2019, we classified $250.0 million of the outstanding principal balance as a current liability because we intended, at such time, to repay this amount within one year. As of March 31, 2020, we decided not to repay a portion of the loan within one year out of an abundance of caution given the uncertainty surrounding the current COVID-19 pandemic and its potential impact on our business.
Cash and Cash Equivalents and Marketable Investments
Cash and cash equivalents and marketable investments comprise the following (dollars in millions):

	September 30, 2020	December 31, 2019	Percentage Change
Cash and cash equivalents	$670.2	$738.4	(9)%
Marketable investments—current	910.3	747.5	22%
Marketable investments—non-current	1,227.5	767.5	60%
Total cash and cash equivalents and marketable investments	$2,808.0	$2,253.4	25%

Cash Flows
Cash flows comprise the following (dollars in millions):

	Nine Months Ended September 30,		Percentage Change
	2020	2019
Net cash provided by (used in) operating activities	$629.5	$(309.1)	304%
Net cash used in investing activities	$(674.7)	$(401.6)	(68)%
Net cash (used in) provided by financing activities	$(23.0)	$761.2	(103)%
Operating Activities
Our operating assets and liabilities consist primarily of accounts receivable, inventories, accounts payable, accrued expenses, liabilities for our STAP awards, and tax-related payables and receivables.
The decrease of $938.6 million in net cash used in operating activities for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, was primarily due to: (1) an $853.9 million decrease in research and development expense, excluding share-based compensation expense, primarily driven by an $800.0 million upfront payment to Arena under our license agreement related to ralinepag, which occurred during the nine months ended September 30, 2019; (2) a $32.1 million decrease in cash paid for income taxes; and (3) a $15.1 million decrease in cash paid for interest, partially offset by a $5.3 million increase in cash paid to settle STAP awards. The remainder of the change in cash used in operating activities was due to other changes in assets and liabilities.
Investing Activities
The increase of $273.1 million in net cash used in investing activities for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, was primarily due to a $340.9 million increase in cash used for net purchases of marketable investments, partially offset by: (1) a $27.3 million increase in cash from the sale of investments in equity securities; (2) a $12.5 million decrease in cash used due to deconsolidation of a variable interest entity in 2019; (3) a $12.0 million decrease in cash paid to purchase property, plant, and equipment; and (4) an $8.0 million decrease in cash paid to purchase investments in privately held companies.
Financing Activities
The decrease of $784.2 million in net cash provided by financing activities for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, was primarily due to $800.0 million that we borrowed under our Credit Agreement, which was used to fund an $800.0 million upfront payment under our license agreement with Arena during the nine months ended September 30, 2019, partially offset by a $16.0 million increase in proceeds from the exercise of stock options during the nine months ended September 30, 2020, compared to the same period in 2019.
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

Item 4.  CONTROLS AND PROCEDURES
Based on their evaluation, as of September 30, 2020, our Chairman and Chief Executive Officer and Chief Financial Officer and Treasurer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, summarized, processed, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chairman and Chief Executive Officer and Chief Financial Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

Part II.  OTHER INFORMATION
Item 1.  LEGAL PROCEEDINGS
Please refer to Note 12—Litigation to our consolidated financial statements contained elsewhere in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
Item 1A.  RISK FACTORS
Risks Related to Our Products
We rely heavily on sales of Remodulin, Tyvaso, and Orenitram to generate revenues and support our operations.
Sales of Remodulin, Tyvaso, and Orenitram comprise the vast majority of our revenues. Substantially decreased sales of any of these products could have a material adverse impact on our operations. A wide variety of events, such as withdrawal of regulatory approvals or substantial changes in prescribing practices or dosing patterns, many of which are described in other risk factors below, could cause sales of these products to materially decline, or to grow more slowly than expected. The current and expected availability of generic versions of our products has decreased and may continue to decrease our revenues. The approval of new PAH therapies, such as LIQ861, a dry powder formulation of treprostinil using a disposable inhaler being developed by Liquidia, may negatively impact sales of our current and potential new products. Sales may decrease if any third party that manufactures, markets, distributes, or sells our commercial products cannot do so satisfactorily, or we cannot manage our internal manufacturing processes. Finally, if we are not be able to successfully launch the Implantable System for Remodulin, Remunity, Trevyent, or Treprostinil Technosphere or expand the Tyvaso label when we anticipate, or at all, for regulatory or other reasons, or demand for these products following their launch does not meet our expectations, the revenue opportunity for our treprostinil products could be significantly lower than we expect.
If our products fail in clinical trials, we will be unable to sell those products.
To obtain approvals from the FDA and international regulatory agencies to sell new products, or to expand the product labeling for our existing products, we must conduct clinical trials demonstrating that our products are safe and effective. Regulators have substantial discretion over the approval process. Regulators may require us to amend ongoing trials or perform additional trials, which could result in significant delays and additional costs or may be unsuccessful. If our clinical trials are not successful, or we fail to address identified deficiencies adequately, we will not obtain required approvals to market the new product or new indication. We cannot predict with certainty how long it will take to complete necessary clinical trials or obtain regulatory approvals of our current or future products. The time needed to complete clinical trials and obtain regulatory approvals varies by product, indication, and country.
Our clinical trials have in the past and may in the future be discontinued, delayed, canceled, or disqualified for various reasons, including:
•The COVID-19 pandemic, which has severely strained the capacity of hospitals and reduced their ability to conduct clinical trials, initially caused us to suspend enrollment of most of our clinical studies, and may do so again;

•The drug is ineffective, or physicians and/or patients believe that the drug is ineffective, or that other therapies are more effective or convenient;

•We fail to reach agreement with the applicable regulatory agencies regarding the scope or design of our clinical trials;

•Patients do not enroll in or complete clinical trials at the rate we expect;

•Our clinical trial sites, contracted clinical trial administrators, or clinical studies conducted entirely by third parties do not adhere to trial protocols and required quality controls under good clinical practices (GCP) regulations and similar regulations outside the United States;

•Patients experience severe side effects during treatment or die during our trials because of adverse events related to the trial drug, advanced disease, or other medical complications; and

•The results of our clinical trials conducted in a particular country are not acceptable to regulators in other countries.

We may not compete successfully with established and newly developed drugs or products.
Competition could negatively impact our operating results. We compete with well-established drug companies for market share, as well as, among other things, funding, licenses, expertise, personnel, clinical trial patients and investigators, consultants, and third-party collaborators. Many of these competitors have substantially greater financial, marketing, manufacturing, sales, distribution, and technical resources, and a larger number of approved products, than we do. Many of these competitors also possess greater experience in areas critical to success such as research and development, clinical trials, sales and marketing, and regulatory matters.
Numerous treatments currently compete with our commercial therapies. For example, for the treatment of PAH, we compete with Adempas®, Flolan®, Ilomedin®, Letairis®, Opsumit®, Revatio®, Tracleer®, Uptravi®, Veletri®, Volibris®, Ventavis®, generic tadalafil, generic treprostinil injection, generic epoprostenol, and generic sildenafil citrate. Our competitors are also developing new products. For example, Liquidia is developing LIQ861, a dry powder formulation of treprostinil using a disposable inhaler, which if successful would compete directly with Tyvaso and Treprostinil Technosphere, and our other treprostinil-based products. In addition, we face generic competition. Sales of a generic version of Adcirca launched in August 2018 have had a material adverse impact on our sales of Adcirca. Generic competition for Adcirca could cause substantial amounts of Adcirca to expire unsold, causing us to incur increased liabilities for product returns. Changes in our estimated return allowances may materially impact our revenues for the quarter in which the change occurs. The availability of generic versions of Remodulin in the United States and in certain European countries today, as well as in certain additional European countries in the future, could materially impact our revenues. Our products also compete with alternative approaches to treating chronic diseases, such as gene therapy, cell therapy or transplantation technologies.
Patients and doctors may discontinue use of our products if they perceive competing products as safer, more effective, less invasive, more convenient, and/or less expensive than ours. Doctors may reduce the prescribed doses of our products if they prescribe them in combination with competing products. In addition, many competing therapies are less invasive or more convenient than Tyvaso and Remodulin, and use of such products often delays or prevents initiation of our therapies.
Sales of our products are subject to reimbursement from government agencies and other third parties. Pharmaceutical pricing and reimbursement pressures may negatively impact our sales.
The commercial success of our products depends, in part, on coverage by governmental payers such as Medicare and Medicaid, and private insurance companies. A reduction in the availability or extent of reimbursement from domestic or foreign government health care programs could have a material adverse effect on our business and results of our operations. Government payers and/or third-party payers are increasingly attempting to limit the price of medicinal products and frequently challenge the pricing of new or expensive drugs. In many markets outside the United States, governments control the prices of prescription pharmaceuticals through the implementation of reference pricing, price cuts, rebates, revenue-related taxes, and profit control. Financial pressures may cause United States government payers to mandate discounts or rebates on our products, limit future price increases, cap reimbursement rates for pharmaceuticals to rates paid internationally, require the automatic substitution of generic products, demand more rigorous requirements for initial coverage for new products or take other similar steps. The Centers for Medicare and Medicaid Services (CMS) released an advance notice of proposed rulemaking in October 2018 that discussed the development of a pricing index model that would cap reimbursement for many drugs paid for under the Medicare Part B program (which could apply to Remodulin and Tyvaso) to those paid in 16 other industrialized countries. CMS has not yet released its proposed rule, however, and the specifics of any such rule are unknown at this time.
Our prostacyclin analogue products (Remodulin, Tyvaso, and Orenitram) and our oncology product (Unituxin) are expensive therapies. Our specialty pharmacy distributors may not be able to obtain adequate reimbursement for our products from commercial and government payers to motivate them to support our products. Third-party payers may reduce the amount of reimbursement for our products based on changes in pricing of other therapies for the same disease or the development of new payment methodologies to cover and reimburse treatment costs, such as the use of cost-effectiveness research or value-based payment contracts. Third-party payers often encourage the use of less-expensive generic alternative therapies, which has materially impacted our Adcirca revenues and which may materially impact our Remodulin revenues. If commercial and/or government payers do not cover our products or limit payment rates, patients and physicians could choose covered competing products and may have lower out-of-pocket costs. For example, Medicare Advantage Plans may now use step therapy for Part B drugs, which requires patients to try other medicines, including generic products, before using specific therapies, including some of our products.

Our manufacturing strategy exposes us to significant risks.
We must be able to manufacture sufficient quantities of our commercial products to satisfy demand. We manufacture Remodulin, Orenitram, Tyvaso, and Unituxin, including the active ingredient in each of these products, at our own facilities and rely on third parties for additional manufacturing capacity for Remodulin, Tyvaso, and finished Unituxin drug product. We rely on a variety of third-party sole manufacturers for certain elements of our commercial and development-stage products, as detailed under the risk factor below entitled, We rely in part on third parties to perform activities that are critical to our business. If any of our internal or third-party manufacturing and supply arrangements are interrupted for compliance issues, issues related to the COVID-19 pandemic, or other reasons, we may not have sufficient inventory to meet future demand. Changes in suppliers and/or service providers could interrupt the manufacturing of our commercial products and impede the progress of our commercial launch plans and clinical trials.
Our internal manufacturing process subjects us to risks as we engage in increasingly complex manufacturing processes. We manufacture our entire supply of Orenitram and dinutuximab, the active ingredient in Unituxin, without an FDA-approved back-up manufacturing site, and do not plan to engage a third-party to manufacture these materials. We built a new facility to expand our manufacturing capacity for dinutuximab, which must receive FDA approval prior to commercial use. Our long-term organ manufacturing programs will involve exceptionally complicated manufacturing processes, many of which have never been attempted on a clinical or commercial scale. It will take substantial time and resources to develop and implement such manufacturing processes, and we may never be able to do so successfully.
Additional risks of our manufacturing strategy include the following:
•We and our third-party manufacturers are subject to the FDA’s current good manufacturing practices regulations, current good tissue practices, and similar international regulatory standards. Our ability to exercise control over regulatory compliance by our third-party manufacturers is limited;

•We may experience difficulty designing and implementing processes and procedures to ensure compliance with applicable regulations as we develop manufacturing operations for new products;

•Natural and man-made disasters (such as fires, contamination, power loss, hurricanes, earthquakes, flooding, terrorist attacks and acts of war), disease outbreaks, and pandemics such as COVID-19 impacting our internal and third-party manufacturing sites could cause a supply disruption — for example, Medtronic manufactures the Implantable System for Remodulin at its facilities in Puerto Rico, which is vulnerable to hurricanes and earthquakes;

•Even if we and our third-party manufacturers comply with applicable drug manufacturing regulations, the sterility and quality of our products could be substandard and such products could not be sold or used or subject to recalls;

•The FDA and its international counterparts would require new testing and compliance inspections of new manufacturers of our products, or new manufacturing facilities we operate;

•We may be unable to contract with needed manufacturers on satisfactory terms or at all; and

•The supply of materials and components necessary to manufacture and package our products may become scarce or unavailable, which could delay the manufacturing and subsequent sale of such products. Products manufactured with substituted materials or components must be approved by the FDA and applicable international regulatory agencies before they could be sold.
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
•Interruption of our development pipeline. Approvals of new products we are developing, potential label expansions for existing products, and the launch of newly-approved products may be delayed, which would harm our revenue growth prospects. The launch of the Remunity Pump has been delayed due to COVID-19 related supply issues, and we cannot control when or if those supply issues will be resolved. Enrollment in many of our clinical trials was suspended during the first quarter of 2020. Although enrollment in most of these studies at a limited number of sites has re-opened, we may experience further delays or difficulties, including delays or difficulties with clinical site initiation and recruiting clinical site investigators and clinical site staff. In addition, we may experience increased rates of patients withdrawing from our clinical trials following enrollment as a result of contracting COVID-19 or other health conditions or because of quarantines or travel limitations (whether voluntary or required). Our clinical trials, including the integrity and completeness of subject data and clinical study endpoints, may also be impacted or delayed by: (1) diversion of healthcare resources away from the conduct of clinical trials due to changes in hospital or research institution policies, governmental regulations, prioritization of hospital and other medical resources toward efforts to cope with the pandemic, or other reasons related to the pandemic; (2) interruption of key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by governments, employers, and others, or other interruption of clinical trial participant visits and study procedures; or (3) any interruption of, or delays in receiving, supplies of our investigational drug candidates or other study materials from us or our contract manufacturing organizations, due to staffing shortages, production slowdowns, or stoppages and disruptions in distribution systems. In addition, our pipeline may be delayed by interruption or delays in the operations of the FDA or other regulatory authorities, which are extremely busy responding to the COVID-19 pandemic and are working from home as a result of social distancing requirements. Any prolongation or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of our new products and label expansions.

•A decrease in revenues from our existing products. COVID-19 has made it difficult or impossible for many patients to visit their physicians’ offices to determine whether our medicines may be appropriate. As a result, in April 2020 we experienced a decline in the number of new patients starting our treprostinil-based medicines. While new patient starts have returned to pre-pandemic levels, a decline could recur as the COVID-19 pandemic continues or if the pandemic causes access to medical care to become further restricted, which could cause a negative impact on our revenues. The potential inability of patients to visit their physicians’ offices or receive required diagnostic testing to ensure reimbursement for our therapies or any inability of specialty pharmacy nurses to visit patients as appropriate to provide training and assistance with the use of our therapies, may also cause existing patients to stop using our medicines or prevent new patients from starting to use our medicines. In addition, virtual meetings by our commercial field-based teams with prescribing physicians may not be as effective as in-person meetings, which may negatively impact how often physicians prescribe our medicines. Our net revenues could also be adversely impacted by the negative effects of the COVID-19 pandemic on the global economy, which could result in: (1) an increased number of patients utilizing our patient access programs to receive free drug due to loss of employer-based health insurance, or other factors impacting their ability to afford our medicines; and (2) patients increasingly seeking Medicaid coverage for our products, which would lead to higher gross-to-net revenue reductions compared to commercial insurance providers.

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

•Disruption of our operations. COVID-19 could disrupt many aspects of our operations, which could harm our business and prospects. For example, due to “shelter-in-place” orders and other public health guidance measures, we have implemented a work-from-home policy for all personnel excluding those necessary to maintain minimum basic operations. Our increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay, or otherwise adversely impact our business. The increase in working remotely could increase our cybersecurity risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators, manufacturing sites, clinical trial sites, and other third parties. In addition, as a result of shelter-in-place orders or other mandated travel restrictions, our on-site staff conducting research and development and manufacturing activities may not be able to access our laboratories or manufacturing space, and these core activities may be significantly limited or curtailed, possibly for an extended period of time. Further, we, and third parties with which we engage to conduct distribution, production, and research and development activities, may experience limitations on the ability to recruit and hire key personnel due to the inability to meet with candidates because of travel restrictions and “shelter-in-place” orders. We and third parties with which we engage also may experience operational challenges caused by sickness of our employees or their families, the desire of employees to avoid contact with large groups of people, and an increased reliance on working from home or mass transit disruptions.

•Impact on our investments. COVID-19 and the resulting economic downturn has had a significant impact on many companies, and caused significant disruption and volatility in the financial markets. Our balance sheet includes a significant amount of publicly-traded corporate debt and equity securities and investments in privately-held companies. We may be required to recognize impairments in the value of these investments if the relevant companies are materially adversely effected as a result of the negative effects arising from the COVID-19 pandemic or for other reasons, become unable to repay debt securities when due, or experience credit rating downgrades, or if the public trading price of these securities decreases.
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
Third parties assist us in activities critical to our operations, such as: (1) manufacturing our clinical and commercial products; (2) conducting clinical trials, preclinical studies, and other research and development activities; (3) obtaining regulatory approvals; (4) conducting pharmacovigilance-related and product complaint activities, including drug safety, reporting adverse events, and product complaints; and (5) marketing and distributing our products. Any disruption in the ability of third parties to continue to perform these critical activities, including as a result of the COVID-19 pandemic, could materially adversely impact our business and results of operations. Any change in service providers could interrupt the manufacture and distribution of our products and services, and impede the progress of our clinical trials, commercial launch plans, and related revenues.
We rely on various distributors to market, distribute, and sell Remodulin, Tyvaso, Orenitram, and Unituxin. If they are unsuccessful in, or reduce or discontinue, their sales efforts, our revenues may decline materially. Outside the United States, we rely substantially on our international distributors to obtain and maintain regulatory approvals for our products and to market and sell our products in compliance with applicable laws and regulations. In the United States, we derive all of our treprostinil revenues from sales to two distributors, Accredo and CVS Specialty. If either of these two distributors places significantly larger or smaller orders in a given time period, our revenues can be materially impacted in a way that does not reflect patient demand.
Lilly manufactures and supplies Adcirca for us. We use Lilly’s pharmaceutical wholesaler network to distribute Adcirca. If Lilly is unable to manufacture or supply Adcirca or its distribution network is disrupted, it could delay, disrupt, or prevent us from selling Adcirca.
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
We rely heavily on Medtronic for the success of our program to develop an implantable pump to deliver intravenous Remodulin (the Implantable System for Remodulin). Medtronic is entirely responsible for regulatory approvals and all manufacturing and quality systems related to its infusion pump and related components. Medtronic has not been able to satisfy

FDA-imposed PMA conditions necessary to launch the Implantable System for Remodulin as quickly as we expected. Medtronic’s failure to comply with the ongoing obligations under the consent decree related to the SynchroMed II implantable infusion pump systems could adversely impact its ability to manufacture and supply the Implantable System for Remodulin. If Medtronic cannot supply the system, our ability to meet patient demand and generate additional revenues will be materially adversely impacted.
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
We rely heavily on DEKA and its affiliates for the development, manufacturing, and regulatory approval of the Remunity Pump for Remodulin. Supply disruptions caused by COVID-19 have impacted DEKA’s ability to secure certain components and raw materials necessary to manufacture sufficient quantities of Remunity Pumps and accessories to enable us to commence commercial sales. We cannot control when or if those disruptions will be resolved. Finally, we also rely on various sole-source suppliers for manufacturing activities related to ralinepag, RemoPro, OreniPro, RemoLife, and Trevyent. For a further discussion of risks created by the use of third-party contract manufacturers, see the risk factor above entitled, Our manufacturing strategy exposes us to significant risks.
We rely heavily on third-party contract research organizations, contract laboratories, clinical investigative sites, and other third-parties to conduct our clinical trials, preclinical studies and other research and development activities. In addition, the success of certain products we are developing will depend on clinical trials sponsored by third parties. Third party failure to conduct or assist us in conducting clinical trials in accordance with study protocols, quality controls, GCP, or other applicable requirements or to submit associated regulatory filings, could limit or prevent our ability to rely on results of those trials in seeking regulatory approvals.

Reports of actual or perceived side effects and adverse events associated with our products could cause our sales to decrease.

Reports of side effects and adverse events associated with our products could affect a physician’s decision to prescribe or a patient’s willingness to use our products, which may have a significant adverse impact on sales of our products. An example of a known risk associated with the delivery system used for intravenous Remodulin is sepsis, which is a serious and potentially life-threatening infection of the bloodstream caused by a wide variety of bacteria. In addition, Unituxin is associated with severe side effects, and its label contains a boxed warning related to potential infusion reactions and neurotoxicity. We are required to report certain adverse events to the FDA. Development of new products, and new formulations and indications for existing products, could result in new side effects and adverse events which may be serious in nature.

Negative attention from special interest groups may impair our business.

Our early-stage research and development involves animal testing required by regulatory authorities, which we conduct both directly and through contracts with third parties. Our xenotransplantation and regenerative medicine programs rely heavily on the use of animals to manufacture and test our products. Certain special interest groups categorically object to the use of animals for research purposes. Any negative attention, threats or acts of vandalism directed against our animal research activities could impede the operation of our business.

We may not maintain adequate insurance coverage to protect us against significant product liability claims.

The testing, manufacturing, marketing, and sale of drugs and diagnostics involve product liability risks. We may not be able to maintain our current product liability insurance at an acceptable cost, if at all. In addition, our insurance coverage may not be adequate for all potential claims. If losses significantly exceed our liability insurance coverage, we may experience financial hardship or potentially be forced out of business. Clinical testing and eventual marketing and sale of new products, reformulated versions of existing products, or existing products in new indications could expose us to new product liability risks. In many cases the quality of these products will depend on the performance of third parties that we do not control (such as Medtronic, in the case of the Implantable System for Remodulin).

If we fail to attract and retain key management and qualified scientific and technical personnel, we may not be able to achieve our business objectives.

Members of our management team, including our founder, Chairman and Chief Executive Officer, Dr. Martine Rothblatt, play a critical role in defining our business strategy and maintaining our corporate culture. The loss of the services and leadership of Dr. Rothblatt or any other members of our senior management team could have an adverse effect on our business. We do not maintain key person life insurance on our senior management team members. Failure to identify, hire, and retain suitable successors for members of our senior management team and to transfer knowledge effectively could impede the achievement of our business objectives. Our future success also depends on our ability to attract and retain qualified scientific and technical personnel. Competition for such personnel in our industries is intense. If we fail to attract and retain such employees, we may not be successful in developing and commercializing new therapies for PAH and other diseases.

Risks Related to Legal Compliance

We must comply with extensive laws and regulations in the United States and other countries. Failure to obtain approvals on a timely basis or to comply with these requirements could delay, disrupt, or prevent commercialization of our products.
The products we develop must be approved for marketing and sale by regulatory agencies. Our research and development efforts must comply with extensive regulations, including those promulgated by the FDA and the U.S. Department of Agriculture. The process of obtaining and maintaining regulatory approvals for new drugs is lengthy, expensive, and uncertain. The regulatory approval process is particularly uncertain for our transplantation programs, which include the development of xenotransplantation, regenerative medicine, biomechanical lungs, and cell-based products. Once approved, the manufacture, distribution, advertising, and marketing of our products are subject to extensive regulation, including product labeling, strict pharmacovigilance and adverse event and medical device reporting, complaint processing, storage, distribution, and record-keeping requirements. Our product candidates have in the past and may in the future fail to receive regulatory approval. If granted, product approvals can be conditioned on the completion of post-marketing clinical studies, accompanied by significant restrictions on the use or marketing of a given product and withdrawn for failure to comply with regulatory requirements, such as post-marketing requirements and post-marketing commitments, or upon the occurrence of adverse events subsequent to commercial introduction.
Regulatory approval for our currently marketed products is limited by the FDA and other regulators to those specific indications and conditions for which clinical safety and efficacy have been demonstrated.
Any regulatory approval of our products is limited to specific diseases and indications for which our products have been deemed safe and effective by the FDA. FDA approval is also required for new formulations and new indications for an approved product. While physicians may prescribe drugs for uses that are not described in the product’s labeling and for uses that differ from those approved by regulatory authorities (called “off-label” uses), our ability to promote our products is limited to those indications that are specifically approved by the FDA. Failure to follow FDA rules and guidelines related to promotion and advertising can result in the FDA’s refusal to approve a product, suspension or withdrawal of an approved product from the market, product recalls, enforcement action, civil lawsuits, or criminal prosecution.
We must comply with various laws in jurisdictions around the world that restrict certain marketing practices.
Our business activities may be subject to challenge under laws in jurisdictions around the world restricting particular marketing practices such as anti-kickback and false claim statutes, the Foreign Corrupt Practices Act, and the United Kingdom Bribery Act. Any investigation, inquiry, or other legal proceeding under these laws related to our operations or any penalties imposed upon us for failure to comply could have a material adverse effect on our business and financial condition or reputation. In the United States, the Federal Anti-Kickback Statute prohibits, among other activities, knowingly and willfully offering, paying, soliciting, or receiving compensation to induce, or in return for, the purchase, lease, order or arranging the purchase, lease or order of any health care product or service reimbursable under any federally financed health-care program. This statute is interpreted broadly to apply to arrangements between pharmaceutical manufacturers and prescribers, purchasers, formulary managers, patients, and others. Our practices may not always qualify for safe harbor protection under this statute.
The Federal False Claims Act, as amended by the Patient Protection and Affordable Care Act of 2010 (PPACA), prohibits any person from presenting or causing to be presented a false or fraudulent claim or making or causing a false statement material to a false or fraudulent claim. Pharmaceutical and health care companies have been prosecuted under this law for causing false claims to be submitted because they marketed a product for unapproved and non-reimbursable uses. The majority of states also have statutes similar to the Federal Anti-Kickback Statute and the Federal False Claims Act. Sanctions under these federal and state laws may include treble civil monetary penalties, exclusion of a manufacturer’s product from reimbursement under state government programs, debarment, criminal fines, and imprisonment.
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
Our industry is highly regulated and changes in law or government health care programs may adversely impact our business, operations, or financial results. We cannot predict how future federal or state legislative or administrative changes related to healthcare reform will affect our business.
The PPACA is a broad measure intended to expand health care coverage within the United States, primarily through the imposition of health insurance mandates on employers and individuals and expansion of the Medicaid program. The Cures Act contains a wide range of provisions designed to promote clinical research and streamline and expedite the FDA review and approval process. These laws will significantly impact the pharmaceutical industry but their full effect will be unknown until the laws are implemented and relevant federal and state agencies issue applicable rules or guidance. We also face uncertainties as a result of federal and administrative efforts to repeal, substantially modify or invalidate some or all the PPACA. The PPACA, as currently enacted or as amended in the future, could adversely affect our business and financial results.
In addition, many states have proposed legislation regulating pharmaceutical drug pricing by requiring biopharmaceutical manufacturers to publicly report proprietary pricing information or placing a maximum price ceiling on pharmaceutical products purchased by state agencies. As additional legislation is passed, we may experience additional pricing and reporting pressures. Since 2017, California and other states have enacted prescription drug price transparency laws requiring prescription drug manufacturers to provide advance notice and explanation for price increases of certain drugs that exceed a specified threshold. Similar bills have been previously introduced at the federal level, and the Trump administration has focused attention on proposed efforts to curb prescription drug prices. In May 2018, President Trump and the Health and Human Services (HHS) Secretary released the “American Patients First” blueprint, which included measures to increase generic drug and biosimilar competition, the ability of the Medicare program to negotiate drug prices, public transparency regarding drug prices and information available to beneficiaries regarding ways to lower out-of-pocket costs. The Trump administration has begun implementing many of these measures.
The potential effect of health insurance market destabilization during ongoing repeal and replace discussions, as well as the impact of potential changes to the way costs of drugs are reimbursed and how the Medicaid program is financed through executive orders, legislation, and/or regulation, will likely affect patients’ sources of insurance, PBMs, specialty pharmacy providers, and resultant drug coverage. In addition to the Trump administration’s proposals, discussions continue at the federal level regarding policies that would require manufacturers to pay higher rebates in Medicare Part D, give states more flexibility on drugs that are covered under the Medicaid program, permit the re-importation of prescription medications from Canada or other countries and other policy proposals that could impact reimbursement for our products. In December 2019, the FDA issued a notice of proposed rulemaking that, if finalized, would allow certain prescription drugs to be imported from Canada, and the FDA published draft guidance describing how drug manufacturers can import prescription products originally intended for sale in a foreign country. It is difficult to predict the impact, if any, of any such legislation, executive actions, or Medicaid flexibility on the use and reimbursement of our products in the United States, including the potential for the importation of generic versions of our products.
 We may also experience pricing pressures if rebate policies allow state Medicaid programs to request additional supplemental rebates on our products as a result of the increase in the federal base Medicaid rebate. Private insurers could also use the enactment of any federal policies to exert pricing pressure on our products, and to the extent that private insurers or managed care programs follow Medicaid coverage and payment developments, the adverse effects may be magnified by private insurers adopting lower payment schedules.
Patient assistance programs for pharmaceutical products have come under increasing scrutiny by governments, legislative bodies, and enforcement agencies. These activities may result in actions that effectively reduce prices or demand for our products, harm our business or reputation, or subject us to fines or penalties.
Company-sponsored patient assistance programs, including insurance premium and co-pay assistance programs and manufacturers’ donations to third-party charities that provide such assistance, are subject to heightened scrutiny. The Department of Justice (DOJ) has taken enforcement action against pharmaceutical companies, including us in 2017, alleging violations of the Federal False Claims Act and other laws in connection with patient assistance programs. In December 2017, we entered into a civil Settlement Agreement with the U.S. Government to resolve the DOJ investigation of our support of non-profit patient assistance programs and paid $210.0 million, plus interest, to the U.S. Government upon settlement. We also entered into a Corporate Integrity Agreement (the CIA) with the Office of Inspector General of the Department of Health and Human Services (OIG), which requires us to maintain our corporate compliance program and to undertake a set of defined corporate integrity obligations for five years.

We may be required to incur significant future costs to comply with the CIA. If we fail to comply with applicable regulatory requirements or the CIA, or if our vendors or donation recipients fail to comply with applicable requirements or guidance, we could be subject to penalties including fines, suspension of regulatory approvals that cause us to suspend production, distribution or marketing activities, product recalls, seizure of our products, criminal prosecution, exclusion from participation in government healthcare programs, including Medicare and Medicaid, and burdensome remediation measures. Any of these penalties could adversely affect our operating results, the value of our company and our reputation. Patients and physicians may avoid using our products even after we have resolved the issues that led to adverse regulatory action.

Members of Congress have called upon the OIG to issue revised guidance about patient assistance programs. Actions taken by the OIG, the DOJ or other agencies as a result of this industry-wide inquiry could reduce demand for our products and/or coverage of our products by federal and state health care. If any or all of these events occur, our business, prospects, and stock price could be materially and adversely affected.

Payers and pharmacy benefit managers (PBMs) have developed mechanisms to limit the benefits of co-pay assistance for commercially insured programs through co-pay accumulator programs. These programs do not allow a patient using co-pay assistance to count the manufacturer’s co-payment contribution toward their annual out-of-pocket payment maximum. Therefore, patients using co-pay assistance are penalized financially for using these programs. Some states have passed legislation to limit the use of co-pay accumulator programs, while the Trump administration and other states have indicated that these programs should be allowed to limit cost of care and encourage patients to use lower cost generics. Growing use of such programs could affect patient access to our products and limit product utilization, which may, in turn, adversely affect our business, prospects, and stock price.

Improper handling of hazardous materials used in our activities could expose us to significant remediation liabilities.

Our research and development and manufacturing activities involve the controlled use of chemicals and hazardous substances. We are expanding these activities in both scale and location. Patients may dispose of our products using means we do not control. Such activities subject us to numerous federal, state, and local environmental and safety laws and regulations that govern the management, storage, and disposal of hazardous materials. Compliance with current and future environmental laws and regulations can require significant costs. The risk of accidental contamination or injury from these materials cannot be completely eliminated. Once chemical and hazardous materials leave our facilities, we cannot control the manner in which such hazardous waste is disposed of by our contractors. We could be liable for substantial civil damages or costs associated with the cleanup of the release of hazardous materials and such liability could have a material adverse effect on our business.

The increasing use of social media platforms presents new risks and challenges.

Social media is increasingly being used to communicate information about our products and the diseases that our therapies are designed to treat. Social media practices in our industry continue to evolve and regulations related to such use are not always clear. This evolution creates uncertainty and risk of noncompliance. For example, patients and others may use social media channels to comment on the effectiveness of a product or to report an alleged adverse event. When such disclosures occur, we may fail to monitor and comply with applicable adverse event reporting obligations or we may not be able to defend against political and market pressures generated by social media due to restrictions on what we may say about our products. There is also a risk of inappropriate disclosure of sensitive information or negative or inaccurate comments about us on any social networking website. If any of these events occur or we otherwise fail to comply with applicable regulations, we could incur liability, face overly restrictive regulatory actions, or incur other harm to our business.

Risks Related to Our Intellectual Property and Data Privacy
If any of the agreements under which we license or acquired intellectual property rights are breached or terminated, we could lose our rights to continue to develop, manufacture, and sell the products covered by such agreements.
Our business depends upon our continuing ability to exploit our intellectual property rights acquired from third parties under product license and purchase agreements covering drugs or other products or technology. We may be required to license additional intellectual property owned by third parties to continue to develop and commercialize our products. This dependence on intellectual property developed by others involves the following risks:
•We may be unable to obtain rights to intellectual property that we need for our business at a reasonable cost or at all;

•If any of our product licenses or purchase agreements are terminated, we may lose our rights to develop, make, and sell the products to which such licenses or agreements relate;

•Our rights to develop and market products to which the intellectual property relates are frequently limited to specific territories and fields of use (such as treatment of particular diseases); and

•If a licensor of intellectual property fails to maintain the intellectual property licensed, we may lose any ability to prevent others from developing or marketing similar products covered by such intellectual property. In addition, we may be forced to incur substantial costs to maintain the intellectual property ourselves or take legal action seeking to force the licensor to do so.
Our intellectual property rights may not effectively deter competitors from developing competing products that, if successful, could have a material adverse effect on our revenues and profits.
The period under which our commercial and developmental therapies are protected by our patent rights is limited. Three of our U.S. patents covering our current methods of synthesizing and producing treprostinil, the active ingredient in Remodulin, Tyvaso, and Orenitram, expired in October 2017, and three more will expire in 2028. Our patents related to our individual treprostinil-based products expire at various times between 2018 and 2031. We entered into settlement agreements with a number of generic drug companies permitting certain companies to launch generic versions of Remodulin in the United States and other companies to launch generic versions of Orenitram and Tyvaso in the United States. A U.S. patent for Adcirca for the treatment of pulmonary hypertension expired in November 2017, and FDA-conferred regulatory exclusivity expired in May 2018, leading to the launch of a generic version of Adcirca in August 2018. We have no issued patents or pending patent applications covering Unituxin. For further details, please see Part I, Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Generic Competition and Challenges to our Intellectual Property Rights.
We cannot be sure that our existing or any new patents will effectively deter or delay competitors’ efforts to bring new products to market, or that additional patent applications will result in new patents. When our patents expire, competitors may develop generic versions of our products and market them at a lower price to compete with our products. Competitors may also seek to design around our patents or exclude patented methods of treatment, such as patent-protected indications, from the label for generic versions of our products in an effort to develop competing products that do not infringe our patents. In addition, patent laws of foreign jurisdictions may not protect our patent rights to the same extent as the patent laws of the United States.
Third parties have challenged, and may in the future challenge, the validity of our patents, through patent litigation and/or initiating proceedings, including re-examinations, inter partes reviews, post-grant reviews, and interference proceedings, before the USPTO or other applicable patent filing office, or other means. In March 2020, Liquidia filed petitions for inter partes review of two of our treprostinil-related patents, and in October 2020 the PTAB instituted IPR proceedings with respect to one of these patents, declining to institute proceedings with respect to the other patent. In April 2020, we received a Paragraph IV notification letter from Liquidia indicating that Liquidia’s NDA contains a certification alleging that LIQ861 will not infringe any of the patents currently listed in the Orange Book for Tyvaso because those patents are not valid, not enforceable, and/or will not be infringed by the commercial manufacture, use or sale of LIQ861. In June 2020, we filed a patent infringement lawsuit against Liquidia related to its NDA for LIQ861.
Patent litigation can be time consuming, distracting and costly, and the outcome may be difficult to predict and unfavorable to us. If we are unsuccessful in the defense of our patents, our business could be negatively impacted. Even if our patents are determined to be valid or enforceable, a competitor could circumvent our patents by effectively designing around the claims of our patents. Accordingly, our patents may not provide us with any competitive advantage.
We also rely on trade secrets to protect our proprietary know-how and other technological advances that we do not publicly disclose. Our confidentiality agreements with our employees and others to whom we disclose trade secrets and confidential information may not necessarily prevent our trade secrets from being used or disclosed without our authorization. These agreements may be difficult, time-consuming, and expensive to enforce or may not provide an adequate remedy in the event of unauthorized disclosure. If our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent such third party, or those to whom they communicate such technology or information, from using that technology or information to compete with us, and our business and competitive position could be harmed.
Third parties may allege that our products or services infringe their patents and other intellectual property rights, which could result in the payment of royalties that negatively affect our profits, subject us to costly and time-consuming litigation or cause us to lose the ability to sell the related products.
To the extent third-party patents to which we currently do not hold licenses are necessary for us to manufacture, use, or sell our products, we would need to obtain necessary licenses to prevent infringement. For products or services that utilize intellectual property of strategic collaborators or other suppliers, such suppliers may have an obligation to secure the needed license to these patents at their cost; if not, we would be responsible for the cost of these licenses. Royalty payments and other fees under these licenses would erode our profits from the sale of related products and services. Moreover, we may be unable to obtain these licenses on acceptable terms or at all. If we fail to obtain a required license or are unable to alter the design of the product to avoid infringing a third-party patent, we would be unable to continue to manufacture or sell related products.

If a third party commences legal action against us for infringement, we may incur significant costs to defend the action and our management’s attention could be diverted from our day-to-day business operations, whether or not the action has merit. An adverse judgment or settlement resulting from the action could require us to pay substantial amounts in damages for infringement or to obtain a license to continue to use the intellectual property that is the subject of the infringement claim, or could result in injunctive relief limiting our ability to develop, manufacture, or sell our products.
Information technology security breaches and other disruptions could compromise our information and expose us to legal responsibility which would cause our business and reputation to suffer.
We are increasingly dependent on information technology systems and infrastructure, much of which is outsourced to third parties including in “cloud” based platforms. We collect, store, and use sensitive or confidential data, including intellectual property, our proprietary business information and that of our suppliers, customers, and business partners, and personally identifiable information. The secure maintenance of this information is critical to our operations and business strategy. We are subject to laws and regulations in the United States and abroad, such as the Health Insurance Portability and Accountability Act of 1996 and European Union regulations related to data privacy, which require us to protect the privacy and security of certain types of information. Our information technology and infrastructure may be vulnerable to attacks by hackers, breached due to employee error, malfeasance, or other disruptions, or subject to system failures. Because the techniques used to obtain unauthorized access, disable, or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or implement adequate preventive measures. Any breaches or failures could compromise sensitive and confidential information stored on our networks or those of third parties and expose such information to public disclosure, loss, or theft. Any actual or alleged unauthorized access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, disruption of our operations, and damage to our reputation, any of which could adversely affect our business, financial condition, or results of operations. Costs we may incur as a result of any of the foregoing, could adversely affect our business, financial condition, or results of operations. Given the increasing use of conferencing technologies to conduct business virtually in light of the COVID-19 pandemic, these cybersecurity risks are becoming more prevalent.

Risks Related to Our Financing Capacity, Indebtedness, and Investments
If we need additional financing and cannot obtain it, our product development and sales efforts may be limited.
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
We may not be able to generate sufficient cash to service or repay our indebtedness, which may have a material adverse effect on our financial position, results of operations, and cash flows.
We may borrow up to $1.5 billion under our Credit Agreement, which matures in June 2024. Currently, our outstanding principal balance is $800.0 million. Our ability to repay or refinance our debt obligations under our Credit Agreement and any future debt that we may incur will depend on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory, and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. Our inability to generate sufficient cash flows to satisfy our debt obligations would materially and adversely affect our financial position and results of operations. If we cannot repay or refinance our debt as it becomes due, we may be forced to take disadvantageous actions, including reducing or delaying investments and capital expenditures, disposing of material assets or operations, seeking additional debt or equity capital, or restructuring or refinancing our indebtedness. We may not be able to effect any such alternative measures on commercially reasonable terms or at all and, even if successful, such actions may not enable us to meet any such debt service obligations. In addition, our ability to withstand competitive pressures and to react to changes in our industry could be impaired.
We may select interest rates under our Credit Agreement that are calculated using LIBOR. The authority that regulates LIBOR announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. If LIBOR ceases to exist after 2021, we and Wells Fargo, as the administrative agent, may amend the Credit Agreement to establish an alternate benchmark reference rate. To the extent our interest rates increase, our interest expense will increase, which could adversely affect our financial condition, operating results and cash flows.
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
The price of common stock can be highly volatile within the pharmaceutical and biotechnology sector. Consequently, significant price and volume fluctuations in the market may not relate to operating performance. The price of our common stock could decline sharply due to general market conditions as well as the following factors, among others:
•Developments related to the COVID-19 pandemic and the associated economic downturn, and their impacts on our business, financial condition, or results of operations;

•Quarterly and annual financial results and any failure to meet our expectations or those of securities analysts;

•Timing of enrollment and results of our clinical trials;

•Announcements regarding generic or other challenges to the intellectual property related to our products, the launch of generic versions of our products or other competitive products, and the impact of competition from generic and other products on our revenues;

•Announcements regarding litigation matters, including the lawsuit filed against us by Sandoz and RareGen, LLC and our ongoing patent litigation with Liquidia related to its NDA for LIQ861;

•Announcements regarding our efforts to obtain FDA approval of, and to launch, new products;

•Physician, patient, investor, or public concerns regarding the efficacy and/or safety of products marketed or being developed by us or by others;

•Changes in, or new laws and regulations affecting reimbursement of, our therapeutic products by government payers, and changes in reimbursement policies of private insurance companies, and negative publicity surrounding the cost of high-priced therapies;

•Announcements of technological innovations or new products or announcements regarding our existing products, including in particular the development of new, competing PAH therapies;

•Substantial sales of our common stock by us or our existing shareholders, or concerns that such sales may occur;

•Future issuances of common stock by us or other activity which could be viewed as being dilutive to our shareholders;

•Rumors or incorrect statements by investors and/or analysts concerning our company, our products, or our operations;

•Failures or delays in our efforts to obtain or maintain domestic or international regulatory approvals;

•Discovery of previously unknown problems with our marketed products, or problems with our manufacturing, regulatory, compliance, promotional, marketing or sales activities that result in regulatory penalties or restrictions on our products, up to the withdrawal of our products from the market; and

•Accumulation of significant short positions in our common stock by hedge funds or other investors or the significant accumulation of our common stock by hedge funds or other institutional investors with investment strategies that may lead to short-term holdings.
Provisions of Delaware law, our charter, by-laws and employment and license agreements, among other things, could prevent or delay a change of control or change in management that may be beneficial to our public shareholders.
Certain provisions of Delaware law, our restated certificate of incorporation, and our eighth amended and restated By-laws may prevent, delay, or discourage a merger, tender offer, or proxy contest; the assumption of control by a holder of a large block of our securities; and/or the replacement or removal of current management by our shareholders. For example, our restated certificate of incorporation divided our Board of Directors into three classes. The recent declassification of our Board will be phased in and all directors will not be elected annually until our 2023 annual meeting of shareholders. This provision may make it more difficult for shareholders to replace the majority of directors until such time. It may also deter the accumulation of large blocks of our common stock by limiting the voting power of such blocks.
Non-competition and all other restrictive covenants in most of our employment agreements will terminate upon a change of control that is not approved by our Board. Similarly, a change of control, under certain circumstances, could accelerate the vesting of outstanding awards under our Share Tracking Awards Plans, stock options, and restricted stock units. Any increase in our stock price resulting from the announcement of a change of control, and our broad-based change of control severance program, under which employees may be entitled to severance benefits if they are terminated without cause (or they terminate their employment for good reason) following a change of control, could make an acquisition of our company significantly more expensive to the purchaser.
We enter into certain license agreements that generally prohibit our counterparties or their affiliates from taking necessary steps to acquire or merge with us, directly or indirectly throughout the term of the agreements, plus a specified period thereafter. We are also party to certain license agreements that restrict our ability to assign or transfer the rights licensed to us to third parties, including parties with whom we wish to merge, or those attempting to acquire us. These agreements often require that we obtain prior consent of the counterparties if we contemplate a change of control. If these counterparties withhold consent, related agreements could be terminated and we would lose related license rights. For example, Lilly and MannKind have the right to terminate our license agreements related to Adcirca and Treprostinil Technosphere, respectively, in the event of certain change of control transactions. These restrictive change of control provisions could impede or prevent mergers or other transactions that could benefit our shareholders.
Our shareholders must rely on stock appreciation for any return on their investment in us.
We have never paid, and do not intend to pay, cash dividends. Our Credit Agreement may restrict us from doing so. As a result, the return on an investment in our common stock depends entirely upon the future appreciation, if any, in the price of our common stock.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the nine months ended September 30, 2020, we did not (a) repurchase any of our outstanding equity securities or (b) sell any of our equity securities in transactions that were not registered under the Securities Act of 1933, as amended.

Item 6.  EXHIBITS

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed June 29, 2020.

3.2	Eighth Amended and Restated By-laws of the Registrant, incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed June 29, 2020.

4.1	Reference is made to Exhibits 3.1 and 3.2.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed with the SEC on October 28, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) our Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019; (2) our Consolidated Statements of Operations for the three- and nine-month periods ended September 30, 2020 and 2019; (3) our Consolidated Statements of Comprehensive Income for the three- and nine-month periods ended September 30, 2020 and 2019; (4) our Consolidated Statements of Stockholders’ Equity for the three- and nine-month periods ended September 30, 2020 and 2019; (5) our Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2020 and 2019; and (6) the Notes to our Consolidated Financial Statements.

104*	Cover Page Interactive Data File (embedded within the iXBRL document)
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

UNITED THERAPEUTICS CORPORATION

October 28, 2020	/s/ MARTINE A. ROTHBLATT
	By:	Martine A. Rothblatt, Ph.D.
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ JAMES C. EDGEMOND
	By:	James C. Edgemond
	Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)