Form 10-K
period 2020-12-31
UNITED THERAPEUTICS Corp
filed 2021-02-24
CIK 1082554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2020
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
None
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒
The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price on June 30, 2020, as reported by the Nasdaq Global Select Market was approximately $4,726,041,837.
The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, as of February 17, 2021, was 44,544,335.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the registrant’s 2021 annual meeting of shareholders scheduled to be held on June 25, 2021, are incorporated by reference in Part III of this Form 10-K.

2	United Therapeutics

PART I
Item 1. Business
Overview
United Therapeutics Corporation focuses on the strength of a balanced, value-creating biotechnology model. We are confident in our future thanks to our fundamental attributes, namely our obsession with quality and innovation, the power of our brands, our entrepreneurial culture, and our bioinformatics leadership. We also believe that our determination to be responsible citizens — having a positive impact on patients, the environment, and society — will sustain our success in the long term.
Through our wholly-owned subsidiary, Lung Biotechnology PBC, we are focused on addressing the acute national shortage of transplantable lungs and other organs with a variety of technologies that either delay the need for such organs or expand the supply. Lung Biotechnology is the first public benefit corporation subsidiary of a public biotechnology or pharmaceutical company.
We market and sell four commercial therapies in the United States to treat pulmonary arterial hypertension (PAH): Remodulin® (treprostinil) Injection (Remodulin); Tyvaso® (treprostinil) Inhalation Solution (Tyvaso), which includes the Tyvaso Inhalation System; Orenitram® (treprostinil) Extended-Release Tablets (Orenitram); and Adcirca® (tadalafil) Tablets (Adcirca). In the United States, we also market and sell an oncology product, Unituxin® (dinutuximab) Injection (Unituxin), which is approved for the treatment of high-risk neuroblastoma, and the Remunity® Pump for Remodulin. Outside the United States, we generate revenues from the sale of Remodulin, Tyvaso, and Unituxin.
We are actively advancing a pipeline of research and development projects that includes new indications, formulations, and delivery devices for our existing products, as well as new products to treat PAH, pulmonary fibrosis, and other conditions.
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
Our Commercial Products
Our commercial product portfolio consists of the following:

Product	Mode of Delivery	Indication	Current Status	Our Territory
Remodulin	Continuous subcutaneous	PAH	Commercial in the U.S., most of Europe*, Argentina, Canada, Chile, Columbia, Israel, Japan, Mexico, Peru, South Korea, and Venezuela	Worldwide
Remodulin	Continuous intravenous	PAH	Commercial in the U.S., most of Europe*, Argentina, Canada, Columbia, Israel, Japan, Mexico, Peru, Saudi Arabia, and South Korea	Worldwide
Remunity Pump for Remodulin	Continuous subcutaneous via pre‑filled cartridges	PAH	Commercial in the U.S.	Worldwide
Tyvaso	Inhaled	PAH	Commercial in the U.S., Argentina, and Israel	Worldwide
Orenitram	Oral	PAH	Commercial in the U.S.	Worldwide
Unituxin	Intravenous	High-risk neuroblastoma	Commercial in the U.S. and Canada	Worldwide
Adcirca	Oral	PAH	Commercial in the U.S.	United States
* Remodulin is marketed and sold in most of the major European markets other than the United Kingdom.

2020 Annual Report	3

Products to Treat Pulmonary Arterial Hypertension
PAH is a life-threatening disease that affects the blood vessels in the lungs and is characterized by increased pressure in the pulmonary arteries, which are the blood vessels leading from the heart to the lungs. The elevated pressure in the pulmonary arteries strains the right side of the heart as it pumps blood to the lungs. This eventually leads to right heart failure and, ultimately, death. PAH is characterized by structural changes in blood vessel walls, aggregation of platelets, and alteration of smooth muscle cell function. We believe that PAH affects about 500,000 individuals worldwide. We have seen increases in the number of people diagnosed with the disease, but due to the rarity of the disease and the complexity of diagnosing it, only a small fraction of patients with PAH are being treated.
Current therapies approved by the U.S. Food and Drug Administration (FDA) for PAH focus on three distinct molecular pathways: the prostacyclin pathway, the nitric oxide (NO) pathway, and the endothelin (ET) pathway. The classes of drugs that target these three pathways are:
•Prostacyclin Analogues and IP Prostacyclin Receptor Agonists. Patients with PAH have been shown to have reduced levels of prostacyclin, a naturally occurring substance that relaxes the pulmonary blood vessels, prevents platelet aggregation, and inhibits the proliferation of smooth muscle cells in the pulmonary vessels. Therefore, drugs that mimic the action of prostacyclin, known as prostacyclin analogues, are established PAH treatments. Another class of therapy, called IP prostacyclin receptor agonists, addresses PAH through the prostacyclin pathway. As compared with prostacyclin analogues, which broadly mimic the effect of prostacyclin, IP prostacyclin receptor agonists bind selectively to the IP receptor, one of several prostacyclin receptors.
•Phosphodiesterase Type 5 (PDE-5) Inhibitors and Guanylate Cyclase (sGC) Stimulators. Patients with PAH have also been shown to have reduced levels of the enzyme responsible for producing NO, a naturally occurring substance in the body that causes relaxation of the pulmonary blood vessels. NO produces this effect by increasing intracellular levels of cyclic guanosine monophosphate GMP (cyclic GMP). Therefore, another established therapeutic approach has been to inhibit the degradation of cyclic GMP using drugs known as PDE-5 inhibitors. In addition, sGC is an enzyme found in the endothelial cells and the receptor for NO. When NO binds to sGC, the enzyme enhances production of cyclic GMP. As a result, sGC stimulators are also approved to treat PAH.
•Endothelin Receptor Antagonists. PAH patients have also been shown to have elevated levels of endothelin-1, a naturally occurring substance in the body that causes constriction of, and structural changes to, the pulmonary blood vessels. Therefore, another established therapeutic approach has been to block the action of endothelin with drugs that are known as endothelin receptor antagonists (ETRAs).
Because any or all of the three pathways may be therapeutic targets in a patient, these classes of drugs are used alone or in combination to treat patients with PAH. We currently market drugs in two of these classes. Remodulin, Tyvaso, and Orenitram are all formulations of treprostinil, a prostacyclin analogue, and Adcirca is a PDE-5 inhibitor.
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
Remodulin
Remodulin was approved by the FDA for subcutaneous and intravenous administration in 2002 and 2004, respectively, and has been sold commercially in the United States since 2002. We sell Remodulin to specialty pharmaceutical distributors in the United States and to pharmaceutical distributors internationally. We recognized $516.7 million, $587.0 million, and $599.0 million in Remodulin net product sales, representing 35 percent, 40 percent, and 37 percent of our total revenues for the years ended December 31, 2020, 2019, and 2018, respectively. Remodulin is indicated to treat patients with PAH, to diminish symptoms associated with exercise. Studies establishing effectiveness included patients with functional class II-IV (moderate to severe) symptoms. Outside of the United States, Remodulin is marketed and sold for the treatment of PAH throughout most of Europe, and various countries throughout Asia, the Middle East, and South America, as noted in the table above.

4	United Therapeutics

We believe Remodulin has many qualities that make it an appealing alternative to competitive therapies. Remodulin is stable at room temperature, so it does not need to be cooled during infusion and patients do not need to use cooling packs or refrigeration to keep it stable. Treprostinil is highly soluble under certain circumstances and highly potent, which enables us to manufacture Remodulin in concentrated solutions. This allows therapeutic concentrations of Remodulin to be delivered at very low flow rates via miniaturized infusion pumps for both subcutaneous and intravenous infusion. Remodulin can be continuously infused for up to 48 hours before refilling the external infusion pump. This profile contrasts favorably with non-treprostinil based, continuously infused prostacyclin therapies on the market—Flolan®, Veletri®, and generic epoprostenol.
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
We also face competition from manufacturers of generic versions of Remodulin in the United States and abroad. See the section below entitled Patents and Other Proprietary Rights, Strategic Licenses, and Market Exclusivity—Generic Competition.
Patients must use external pumps manufactured by third parties to deliver Remodulin. Smiths Medical, Inc. (Smiths Medical) manufactures the pumps used by most patients in the United States to administer Remodulin, including the CADD-MS® 3 (MS-3) pump used to deliver subcutaneous Remodulin, and the CADD-Legacy® pump to deliver intravenous Remodulin. In 2015, Smiths Medical notified us that it was planning to discontinue the manufacture of the MS-3 pumps and associated cartridges. We entered into an agreement with Smiths Medical for us to fund the manufacture of a further supply of MS-3 pumps and cartridges for use with branded Remodulin only. We anticipate this supply will be sufficient to ensure continued support of subcutaneous Remodulin for the next few years. We recently launched sales of a next-generation subcutaneous pump called the Remunity Pump, and are developing additional next-generation subcutaneous and intravenous delivery systems as noted below under Research and Development.
There are serious side effects associated with Remodulin. For example, when infused subcutaneously, Remodulin causes varying degrees of infusion site pain and reaction (redness and swelling) in most patients. Patients who cannot tolerate the infusion site pain related to the use of subcutaneous Remodulin may instead use intravenous Remodulin. Intravenous Remodulin is delivered continuously through a surgically implanted central venous catheter, similar to Flolan, Veletri, and generic epoprostenol. Patients who receive therapy through implanted venous catheters have a risk of developing blood stream infections and a serious systemic infection known as sepsis. Other common side effects associated with both subcutaneous and intravenous Remodulin include headache, diarrhea, nausea, jaw pain, vasodilation, and edema. As noted below under Research and Development, we are working on a prodrug version of Remodulin called RemoPro™ to reduce the infusion site pain associated with subcutaneous administration of treprostinil.
Remunity Pump
In February 2021, we launched commercial sales of the Remunity Pump, which is a pre-filled, semi-disposable system for subcutaneous delivery of treprostinil, developed in collaboration with DEKA Research & Development Corp (DEKA) under an exclusive development and license agreement. The Remunity Pump consists of a small, lightweight, durable pump and controller designed to have a service life of at least three years. The Remunity Pump uses disposable cartridges filled with Remodulin, which can be connected to the pump with less patient manipulation than is typically involved in filling other currently-available subcutaneous pumps. In November 2019, we entered into a supply agreement with an affiliate of DEKA to manufacture and supply the Remunity Pump to us. Under the terms of the agreement, we will reimburse all of DEKA’s and its affiliates’ costs to manufacture the Remunity Pump.
The Remunity Pump is being offered to patients primarily by contracted specialty pharmacies, which will deliver Remunity Pump disposable cartridges pre-filled exclusively with Remodulin. We have confirmed with the relevant Centers for Medicare & Medicaid Services Pricing, Data Analysis, and Coding Contractor that the Remunity Pump will be treated as durable medical equipment under the Medicare Part B Durable Medical Equipment program, and will share the same billing codes and billing guidance as existing subcutaneous pumps currently used with Remodulin. As noted below under Research and Development, we are working on a new version of the Remunity Pump that enables us to pre-fill cartridges as part of the manufacturing process. This version is expected to have an extended shelf life and simplified supply chain, and will allow patients to keep more drug product on hand.
Tyvaso
Tyvaso was approved by the FDA and launched commercially in the United States in 2009. We sell Tyvaso to the same specialty pharmaceutical distributors in the United States that distribute Remodulin. We recognized $483.3 million, $415.6 million, and $415.2 million in Tyvaso net product sales, representing 33 percent, 29 percent, and 25 percent of our total revenues for the years ended December 31, 2020, 2019, and 2018, respectively. Tyvaso is approved and commercialized in the United States, Israel, and Argentina.
Tyvaso is administered four times a day by inhaling up to nine breaths during each treatment session, which takes approximately three minutes. Tyvaso is required to be administered using our proprietary Tyvaso Inhalation System, which consists of an ultra-

2020 Annual Report	5

sonic nebulizer and related accessories. A single ampule containing Tyvaso is emptied into the Tyvaso Inhalation System once per day, so the Tyvaso Inhalation System only needs to be cleaned once daily. Tyvaso is regulated by the FDA as a drug-device combination product, consisting of Tyvaso drug product and the Tyvaso Inhalation System.
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
Studies establishing the effectiveness of Tyvaso included predominately patients with functional class III symptoms (may not have symptoms at rest but activities are greatly limited by shortness of breath, fatigue, or near fainting). Tyvaso was generally well tolerated in our trials. The most common side effects were transient cough, headache, nausea, dizziness, and flushing.
In August 2018, we settled patent litigation with Watson Laboratories, Inc. (Watson) related to its abbreviated new drug application (ANDA) seeking to market a generic version of Tyvaso in the United States. Under the terms of this settlement, Watson may launch its generic version of Tyvaso in the United States beginning in January 2026, although Watson may be permitted to enter the market earlier under certain circumstances. For further detail, see the section below entitled Patents and Other Proprietary Rights, Strategic Licenses, and Market Exclusivity—Generic Competition.
Orenitram
Orenitram is the only FDA approved, orally administered prostacyclin analogue, and is the only oral PAH prostacyclin class therapy approved in the United States that is titratable to a maximum tolerated dose, without a dose ceiling. In 2013, the FDA approved Orenitram for the treatment of PAH patients to improve exercise capacity. The primary study that supported efficacy of Orenitram was a 12-week monotherapy study in which PAH patients were not on any approved background PAH therapy. In August 2018, we announced that our clinical study of Orenitram called FREEDOM-EV had met its primary endpoint of delayed time to first clinical worsening event. In particular, the preliminary results showed that Orenitram, when taken with an oral PAH background therapy, decreased the risk of a clinical worsening event versus placebo by 25 percent (p=0.0391), driven by a 61 percent decrease in the risk of disease progression for patients taking Orenitram, when compared to placebo (p=0.0002). In October 2019, the FDA approved a supplement to our new drug application (NDA) to update the Orenitram label to reflect the FREEDOM-EV results. As a result, Orenitram is now indicated to delay disease progression and improve exercise capacity. Mortality rates were similar between Orenitram and placebo groups at the end of randomized treatment. However, in participants for which data are available (89 percent), Orenitram was associated with a 37 percent decreased risk of mortality compared with placebo at study closure (p=0.0324). This mortality data is not reflected in the FDA-approved label because it includes data accrued in the open-label extension study.
Secondary endpoints in the FREEDOM-EV study included changes from baseline in six-minute walk distance (6MWD), Borg dyspnea score (shortness of breath test), functional class, NT-proBNP levels, and combined 6MWD and Borg dyspnea score. Secondary endpoint data, which are not included in the updated FDA-approved labeling, are summarized below:
•Change in 6MWD: The median 6MWD trended toward improvement at week 24 (Hodges-Lehmann treatment estimate: 7 meters). Median 6MWD improved with Orenitram at weeks 36 (13 meters) and 48 (21 meters) compared to placebo.
•Change in Borg dyspnea score and WHO functional class: When classified categorically as “improved,” “no change,” or “deteriorated,” participants in the Orenitram group exhibited a significantly positive shift in Borg dyspnea score and WHO functional class compared to placebo at weeks 24, 36, and 48.
•Change in NT-proBNP levels: NT-proBNP levels were significantly improved with Orenitram at weeks 24 and 36. Per the study protocol, NT-proBNP was not assessed at week 48.
•Change in combined 6MWD and Borg dyspnea score: Combined 6MWD and Borg dyspnea score was significantly improved with Orenitram when assessed at week 24 compared to placebo.
In 2020, we published the results of a retrospective study in which selexipag was associated with 67 percent higher PAH-associated healthcare costs on average, during the first six months of therapy, compared to Orenitram. Selexipag and Orenitram are the only FDA-approved oral prostacyclin-class therapies.
We sell Orenitram to the same specialty pharmaceutical distributors in the United States that distribute Remodulin and Tyvaso. We recognized $293.1 million, $225.3 million, and $205.1 million in Orenitram net product sales, representing 20 percent, 16 percent, and 13 percent of our total revenues for the years ended December 31, 2020, 2019, and 2018, respectively. The studies that established efficacy included predominately patients with functional class II-III symptoms and etiologies of idiopathic or heritable PAH (66 percent) or PAH associated with connective tissue disease (26 percent). The most common side effects observed in our clinical studies were headache, nausea, and diarrhea. Orenitram is currently only approved in the United States. One of our distributors is pursuing approval of Orenitram in certain countries outside the United States.
In February 2018, we settled patent litigation with Actavis Laboratories FL, Inc. (Actavis) related to its ANDA seeking to market a generic version of Orenitram in the United States. Under the terms of this settlement, Actavis may launch its generic version of Orenitram in the United States beginning in June 2027, although Actavis may be permitted to enter the market earlier under

6	United Therapeutics

certain circumstances. For further detail, see the section below entitled Patents and Other Proprietary Rights, Strategic Licenses, and Market Exclusivity—Generic Competition.
Adcirca
Adcirca is a PDE-5 inhibitor, the active pharmaceutical ingredient of which is tadalafil. Tadalafil is also the active pharmaceutical ingredient in Cialis®, which is marketed by Eli Lilly and Company (Lilly) for the treatment of erectile dysfunction. We acquired the commercial rights to Adcirca for the treatment of PAH in the United States from Lilly in 2008. We sell Adcirca at prices established by Lilly, which are at parity with Cialis pricing. We recognized $67.3 million, $107.2 million, and $323.7 million in Adcirca net product sales, representing four percent, seven percent, and 20 percent of our total revenues for the years ended December 31, 2020, 2019, and 2018, respectively.
In 2009, the FDA approved Adcirca with a recommended dose of 40 mg, making it the only once-daily PDE-5 inhibitor for the treatment of PAH. Adcirca is indicated to improve exercise ability in patients with PAH. Studies establishing effectiveness included predominately patients with functional class II-III symptoms. Headaches were the most commonly reported side effect.
In September 2014, Gilead Sciences, Inc. (Gilead) announced the results of a study of ambrisentan (an ETRA) and tadalafil in PAH patients as a first-line combination treatment, compared to treating PAH patients with only ambrisentan or tadalafil. In the study, first-line treatment with both therapies reduced the risk of clinical failure (a composite endpoint that incorporates clinical worsening events—death, hospitalization, and disease worsening—and a component of unsatisfactory long-term clinical response) compared to a monotherapy treatment by 50 percent. Based on these results, in October 2015, the FDA approved an update to the NDA for Letairis® (ambrisentan), permitting the use of Letairis in combination with tadalafil for PAH to reduce the risks of disease progression and hospitalization for worsening PAH, and to improve exercise ability.
In May 2017, we amended our Adcirca license agreement with Lilly to clarify and extend the term of the agreement and to amend the economic terms of the agreement following the expiration of a patent covering Adcirca in November 2017. As a result of this amendment, beginning December 1, 2017, our royalty rate on net product sales of Adcirca increased from five percent to ten percent, and we are required to make milestone payments to Lilly equal to $325,000 for each $1,000,000 in net product sales. Adcirca’s cost of product sales as a percentage of Adcirca’s net product sales has increased significantly since December 1, 2017 due to these cost increases. In August 2018, Mylan N.V. announced the launch of its generic version of Adcirca, which resulted in a material adverse impact on Adcirca net product sales. Additional companies launched generic versions of Adcirca in February 2019. For further detail, see the section below entitled Patents and Other Proprietary Rights, Strategic Licenses, and Market Exclusivity—Generic Competition.
In June 2020, we amended the term of our Adcirca license agreement to extend the term of the agreement through December 31, 2023. Previously, the agreement was scheduled to expire at the end of 2020.
Product to Treat Cancer — Unituxin
In March 2015, the FDA approved our Biologics License Application (BLA) for Unituxin, in combination with granulocyte-macrophage colony-stimulating factor (GM-CSF), interleukin-2 (IL-2), and 13-cis-retinoic acid (RA), for the treatment of patients with high-risk neuroblastoma (a rare form of pediatric cancer) who achieve at least a partial response to prior first-line multiagent, multimodality therapy. Unituxin is a chimeric (composed of a combination of mouse and human DNA) monoclonal antibody that induces antibody-dependent cell-mediated cytotoxicity, a mechanism of cell-mediated immunity whereby the immune system actively targets a cell that has been bound by specific antibodies. Unituxin therapy is associated with severe side effects, including infections, infusion reactions, hypokalemia, hypotension, pain, fever, and capillary leak syndrome. In November 2018, we received approval from Health Canada to market Unituxin, and we launched commercial sales of the product in Canada in late 2019.
We recognized $122.9 million, $113.7 million, and $84.8 million in Unituxin net product sales, representing eight percent, eight percent, and five percent of our total revenues for the years ended December 31, 2020, 2019, and 2018, respectively.
Research and Development
We focus most of our research and development efforts on the following near-term pipeline programs (intended to result in product launches in the 2021-2023 timeframe) and medium-term pipeline programs (intended to result in product launches in the 2024-2027 timeframe). We are also engaged in a variety of additional medium- and long-term research and development efforts, including technologies designed to increase the supply of transplantable organs and tissues and improve outcomes for transplant recipients through regenerative medicine, xenotransplantation, and ex-vivo lung perfusion. Please note that our expectations regarding our research and development programs are subject to the risks described below under Management’s Discussion and Analysis—Impact of COVID-19 on our Business, and Risk Factors—Risks Related to our Products—We face risks and uncertainties related to the COVID-19 pandemic, which could significantly disrupt our operations and/or business for an unknown period of time.

2020 Annual Report	7

Near-Term Pipeline Programs (2021-2023)

Product	Mode of Delivery	Indication	Current Status STUDY NAME	Our Territory
Remunity Pump for Remodulin	Continuous subcutaneous via pre‑filled cartridges	PAH	Commercially launched U.S. sales in February 2021	Worldwide
Tyvaso (treprostinil)	Inhaled	Pulmonary hypertension associated with idiopathic pulmonary fibrosis (WHO Group 3)	Phase 3 INCREASE study successful; sNDA under FDA review	Worldwide
Implantable System for Remodulin	Continuous intravenous via implantable pump	PAH	FDA approval received July 30, 2018; U.S. launch pending satisfaction of further regulatory requirements by Medtronic	United States, United Kingdom, Canada, France, Germany, Italy, and Japan
Tyvaso DPI™ (treprostinil)	Inhaled dry powder via pre-filled, single-use cartridges	PAH	Phase 3 BREEZE and pivotal pharmacokinetic studies completed; NDA planned for first half of 2021	Worldwide
Trevyent (treprostinil)	Continuous subcutaneous via pre-filled, disposable PatchPump® system	PAH	Planning NDA resubmission to address FDA complete response letter	Worldwide, subject to out-licenses granted in Europe, Canada, and the Middle East
Medium-Term Pipeline Programs (2024-2027)

Product	Mode of Delivery	Indication	Current Status STUDY NAME	Our Territory
Tyvaso (treprostinil)	Inhaled	Pulmonary hypertension associated with chronic obstructive pulmonary disease (WHO Group 3)	Phase 3 PERFECT	Worldwide
OreniPro™ (once-daily, oral treprostinil prodrug)	Oral	PAH	Phase 1	Worldwide
RemoPro (subcutaneous Remodulin prodrug)	Continuous subcutaneous	PAH	Phase 1	Worldwide
Tyvaso (treprostinil)	Inhaled	Idiopathic pulmonary fibrosis	Phase 3 TETON (study startup stage)	Worldwide
Ralinepag (IP receptor agonist)	Oral	PAH	Phase 3 ADVANCE studies	Worldwide, subject to out-licenses granted in the People’s Republic of China and certain other Asian territories
Aurora-GT™ (eNOS gene therapy)	Intravenous	PAH	Registration phase study in Canada SAPPHIRE	United States

8	United Therapeutics

Implantable System for Remodulin
On July 30, 2018, we obtained FDA approval of the Implantable System for Remodulin in the United States. We developed this system in collaboration with Medtronic, Inc. (Medtronic). The system incorporates a proprietary Medtronic intravascular infusion catheter with Medtronic’s SynchroMed® II implantable infusion pump and related infusion system components (together referred to as the Implantable System for Remodulin) in order to deliver Remodulin for the treatment of PAH. We believe this technology has the potential to reduce many of the patient burdens and other complications associated with the use of external pumps to administer prostacyclin analogues. The FDA approved Medtronic’s premarket approval application (PMA) for the device in December 2017, and our NDA for the use of Remodulin in the implantable pump in July 2018. Medtronic must satisfy certain conditions to its PMA approval before we can launch the Implantable System for Remodulin. We have limited control over when or whether these conditions will be met. We are working with Medtronic to meet these conditions to FDA’s satisfaction by the fourth quarter of 2021, with a goal of commencing launch activities during late 2021. Our ability to launch the ISR in 2021, or at all, depends on a number of additional factors outside of our control, including the ability of hospitals to complete training and other necessary preparations, and the potential impact of the COVID-19 pandemic.
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
Medtronic is entirely responsible for regulatory approvals and all manufacturing and quality systems related to its infusion pump and related components. Medtronic entered into a consent decree with the FDA in April 2015, which required Medtronic to complete certain corrections and enhancements to the SynchroMed II pump and the associated quality system. The consent decree restricted Medtronic’s ability to manufacture and distribute the SynchroMed II infusion system, unless specific conditions were met, including retention of a third-party expert to inspect the affected quality system and certify that the quality system complies with the requirements of the consent decree. Medtronic completed the third-party certification audits in January 2017 and successfully completed an FDA inspection in June 2017. After the inspection, the FDA lifted the consent decree restrictions on manufacturing, distribution, and design in September 2017. Medtronic completed the last of the consent decree-required third-party audits in 2020 and is communicating with the FDA on completing the remaining activities as required in the consent decree. Non-compliance by Medtronic with its consent decree could interrupt the manufacture and sale of the Implantable System for Remodulin.
Remunity Pump, RemoPro, and RemoLife
As noted above under Products to Treat Pulmonary Arterial Hypertension—Remunity Pump, in February 2021, we launched commercial sales of a pre-filled, semi-disposable system for subcutaneous delivery of treprostinil, which we call the Remunity Pump for Remodulin. We funded the costs to develop the Remunity Pump under our exclusive license and development agreement with DEKA. In February 2020, DEKA obtained FDA 510(k) clearance enabling Remunity Pump cartridges to be pre-filled with Remodulin by contracted specialty pharmacies in order to improve convenience for patients. We are also developing a version of the system that will include disposable components that are pre-filled as part of the manufacturing process. This version is expected to have an extended shelf life and simplified supply chain and will allow patients to keep more drug product on hand.
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
Trevyent
In August 2018, we acquired SteadyMed Ltd. (SteadyMed), which was developing Trevyent, a drug-device combination product that combines SteadyMed’s two-day, single use, disposable PatchPump technology with treprostinil for the subcutaneous treatment of PAH. In August 2017, SteadyMed received a refuse-to-file letter from the FDA with respect to its 505(b)(2) NDA for Trevyent. SteadyMed met with the FDA in November 2017, and the FDA indicated that SteadyMed does not need to conduct any clinical trials to prove the safety or efficacy of Trevyent. We submitted a 505(b)(1) NDA for Trevyent to the FDA in June 2019.
In April 2020, the FDA issued a complete response letter (CRL) related to our NDA indicating that some of the deficiencies previously raised by the FDA had not yet been addressed to its satisfaction. In January 2021 we met with the FDA to discuss certain deficiencies noted in the CRL, and our plans to address them. The FDA clarified certain matters and indicated that a small clinical study of Trevyent in PAH patients may be required to evaluate further the pharmacokinetic profile and safety as correlated to the pump performance. We are assessing the FDA’s comments and awaiting additional written feedback from the

2020 Annual Report	9

agency, but currently believe that resubmission of our NDA will likely be delayed to 2022. We anticipate a six-month review period by the FDA following our resubmission.
OreniPro
We are developing an oral prodrug version of Orenitram we call OreniPro, in order to provide increased tolerability and convenience through a once-daily dosing regimen. We completed an initial phase 1 study of an immediate release formulation of OreniPro during the second quarter of 2020, and we are currently conducting a phase 1 study of extended release formulations of OreniPro.
Tyvaso
In February 2020, we reported the results of the INCREASE phase 3 registration study of Tyvaso in patients with WHO Group 3 pulmonary hypertension associated with interstitial lung disease (including idiopathic pulmonary fibrosis and combined pulmonary fibrosis and emphysema) (PH-ILD). Based on our analysis of the results, the INCREASE study met its primary endpoint of demonstrating improvement in 6MWD. The study showed that treatment with inhaled Tyvaso was well tolerated and improved 6MWD by 31 meters relative to placebo after 16 weeks of treatment (p<0.001) using the mixed model repeated measurement analysis. Tyvaso increased 6MWD by 21 meters versus placebo (p=0.0043) at week 16 when using a pre-specified worst-case imputation for missing data and Hodges-Lehmann estimate. Tyvaso also showed benefits across several key subgroups, including etiology of PH-ILD, disease severity, age, gender, baseline hemodynamics, and dose. Significant improvements were also observed in each of the study’s secondary endpoints, including reduction in the cardiac biomarker NT-proBNP, time to first clinical worsening event, change in peak 6MWD at week 12, and change in trough 6MWD at week 15. Treatment with Tyvaso of up to 12 breaths per session, four times daily, was well tolerated and the safety profile was consistent with previous Tyvaso studies and known prostacyclin-related adverse events. In January 2021, the INCREASE results were published in the New England Journal of Medicine.
In April 2020, the FDA indicated that the results of the INCREASE study appear to support our proposed indication of treatment of patients with PH-ILD to improve exercise ability and delay clinical worsening. In June 2020, we submitted an efficacy supplement (sNDA) to the Tyvaso new drug application, which we expect to result in revised labeling reflecting the outcome of the INCREASE study. In August 2020, the FDA accepted the sNDA for review, which we expect will be completed in April 2021. We are also conducting a phase 3 registration study called PERFECT, which is a study of Tyvaso in patients with WHO Group 3 pulmonary hypertension associated with chronic obstructive pulmonary disease (PH-COPD).
There are presently no FDA approved therapies indicated for the treatment of WHO Group 3 pulmonary hypertension. In the United States alone, we believe there are at least 30,000 PH-ILD patients and 100,000 PH-COPD patients.
Finally, we are planning a new phase 3 program called TETON, which will be comprised of one or more phase 3 studies of Tyvaso in subjects with various forms of chronic fibrosing interstitial lung diseases, including patients with idiopathic interstitial pneumonias (IIP), chronic hypersensitivity pneumonitis (CHP), and environmental/occupational lung disease. The first TETON study is designed to enroll subjects with idiopathic pulmonary fibrosis (IPF). The primary endpoint of this study is planned to be the change in absolute forced vital capacity (FVC) from baseline to week 52. The TETON program was prompted by data from the INCREASE study, which demonstrated improvements in certain key parameters of lung function in pulmonary hypertension patients with fibrotic lung disease (improved absolute FVC and reduced exacerbations of underlying lung disease). Specifically, in the INCREASE study, treatment with Tyvaso resulted in significant improvements in percent predicted FVC at weeks 8 and 16, with subjects having underlying etiologies of IIP (week 8: 1.95%, p=0.0373 and week 16: 2.88%; p=0.0096) and idiopathic pulmonary fibrosis (week 8: 2.543%; p=0.0380 and week 16: 3.504%; p=0.0147) showing greater improvement. Consistent positive effects were also observed in patients with CHP and environmental/occupational lung disease. These data points, combined with substantial preclinical evidence of antifibrotic activity of treprostinil, suggest that Tyvaso may offer a treatment option for patients with fibrotic lung disease. In December 2020, the FDA granted orphan designation for treprostinil to treat IPF.
We are evaluating whether the INCREASE results could support marketing applications for Tyvaso outside the United States.
Tyvaso DPI
We are developing a dry powder formulation of inhaled treprostinil called Tyvaso DPI (formerly referred to as Treprostinil Technosphere®) for the treatment of PAH, under an in-license from MannKind Corporation (MannKind). Tyvaso DPI incorporates the dry powder formulation technology and Dreamboat® inhalation device technology used in MannKind’s Afrezza® (insulin human) Inhalation Powder product, which was approved by the FDA in 2014. If the FDA approves Tyvaso DPI, we believe this new inhaled treprostinil therapy will provide substantial lifestyle benefits to PAH patients, as compared with nebulized Tyvaso Inhalation Solution therapy, because it will be: (1) less time consuming to administer and easier to maintain as the device and drug will be provided in a pre-filled, single use, disposable cassette eliminating the need for cleaning and filling; and (2) mobile and more convenient, as the compact design of the Dreamboat device and drug cassettes used with Tyvaso DPI can easily fit into the patient’s pocket and do not require electricity to function.

10	United Therapeutics

We have completed two clinical studies of Tyvaso DPI. One was a study in healthy volunteers, comparing the pharmacokinetics of Tyvaso DPI to Tyvaso Inhalation Solution. We completed the study in October 2020, and announced in January 2021 that the study demonstrated comparable systemic treprostinil exposure between Tyvaso DPI and Tyvaso Inhalation Solution. In December 2020, we completed a clinical study (called BREEZE), which evaluated the safety and pharmacokinetics of switching PAH patients from Tyvaso to Tyvaso DPI. In January 2021, we announced that the BREEZE study demonstrated safety and tolerability of Tyvaso DPI in subjects with PAH transitioning from Tyvaso Inhalation Solution. We are awaiting the final pharmacokinetics data from the BREEZE study. The FDA has indicated that these two studies will be the only additional clinical studies necessary to support FDA approval. If our pending sNDA for Tyvaso to treat PH-ILD is approved by the FDA in April 2021, we plan to submit an NDA later in April 2021 seeking an indication for Tyvaso DPI that includes both PAH as well as PH-ILD. In January 2021, we purchased a pediatric disease priority review voucher for $105.0 million, which we plan to redeem upon submission of the Tyvaso DPI NDA. The voucher is expected to reduce the typical 12-month timeframe for the FDA to review the Tyvaso DPI NDA to eight months.
Unexisome
Unexisome™ is a development-stage, cell therapy-derived biologic comprising exosomes. Exosomes are cell-secreted vesicles generated by virtually all cells, including cell types used in therapeutic applications. Exosomes serve as potent vehicles for cell-to-cell communication and include multiple mechanisms of action. In 2019, we commenced a phase 1 safety study of Unexisome in preterm neonates at high risk for bronchopulmonary dysplasia (BPD). In February 2021, we terminated the BPD study as a result of delays in enrollment. We are evaluating potential alternative indications for further studies using Unexisome.
Ralinepag
Ralinepag is a next-generation, oral, selective, and potent prostacyclin receptor agonist being developed for the treatment of PAH. We are enrolling two phase 3 studies of ralinepag: (1) ADVANCE OUTCOMES, which is an event-driven study of ralinepag in PAH patients (with a primary endpoint of time to first clinical worsening event); and (2) ADVANCE CAPACITY, studying the effect of ralinepag on exercise capacity in PAH patients (with a primary endpoint of change in peak oxygen uptake via cardiopulmonary exercise test). Both of these studies are global, multi-center, placebo-controlled trials of patients on approved oral background PAH therapies.
Aurora-GT
We are conducting a clinical study (called SAPPHIRE) of a gene therapy product called Aurora-GT, in which a PAH patient’s own endothelial progenitor cells are isolated, transfected with the gene for human endothelial NO-synthase (eNOS), expanded ex-vivo, and then delivered back to the same patient. This product is intended to rebuild the blood vessels in the lungs that are compromised by PAH. This study is being conducted in Canada, is intended to be a registration-phase study for Canadian regulatory submission, and is sponsored by Northern Therapeutics, Inc., a Canadian entity in which we have a 49.7 percent voting stake and a 71.8 percent financial stake. We have the exclusive right to pursue this technology in the United States and will evaluate seeking FDA approval of Aurora-GT if SAPPHIRE is successful.
Unituxin
Under our BLA approval for Unituxin, the FDA has imposed certain post-marketing requirements and post-marketing commitments on us. We are conducting additional clinical and nonclinical studies to satisfy these requirements and commitments. While we believe we will be able to complete these studies, any failure to satisfy these requirements or commitments could result in penalties, including fines or withdrawal of Unituxin from the market, unless we are able to demonstrate good cause for the failure. We are pursuing a label expansion for Unituxin in combination with irinotecan and temozolomide for the treatment of pediatric patients with relapsed or refractory neuroblastoma, based on the results of the ANBL1221 study conducted by the Children’s Oncology Group. We met with the FDA in April 2020 to discuss the proposed label expansion and plan to file a supplemental BLA in the near term.
During the third quarter of 2020, we discontinued our efforts to investigate Unituxin’s potential activity against adult cancerous tumors, and our efforts to develop a humanized version of Unituxin. As a result, our oncology research and development efforts are now focused primarily on scientific studies related to pediatric use of Unituxin.

2020 Annual Report	11

Organ Manufacturing
Each year, end-stage organ failure kills millions of people. A significant number of these patients could have benefited from an organ transplant. Unfortunately, the number of usable, donated organs available for transplantation has not grown significantly over the past half century while the need has soared. Our long-term goals are aimed at addressing this shortage. With advances in technology, we believe that creating an unlimited supply of tolerable manufactured organs is now principally an engineering challenge, and we are dedicated to finding engineering solutions. We are engaged in research and development of a variety of technologies designed to increase the supply of transplantable organs and tissues and to improve outcomes for transplant recipients. In 2019, we entered into a collaboration agreement with the University of Alabama at Birmingham to develop a pilot-scale, designated pathogen-free facility to house genetically modified pigs, with a goal of commencing human clinical trials of xenotransplanted kidneys from pigs to humans in the near term. We are also developing technologies to increase the supply of donor lungs through ex-vivo lung perfusion. While we continue to develop and commercialize therapies for rare and life-threatening conditions, we view organ manufacturing as a complementary solution for a broad array of diseases, many of which (such as PAH) have proven incurable to date through more traditional pharmaceutical and biologic therapies. For this reason, in 2015 we created a wholly-owned public benefit corporation called Lung Biotechnology PBC, chartered with the express purpose of “address[ing] the acute national shortage of transplantable lungs and other organs with a variety of technologies that either delay the need for such organs or expand the supply.”

LNG01
During the third quarter of 2020, we discontinued the development of LNG01, a Wnt pathway inhibitor formerly known as SM04646, and terminated the related license agreement with Samumed LLC effective November 2020.
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
Distribution of Commercial Products
United States Distribution of Remodulin, Remunity Pump, Tyvaso, Orenitram, and Unituxin
We distribute Remodulin, the Remunity Pump, Tyvaso, and Orenitram throughout the United States through two contracted specialty pharmaceutical distributors: Accredo Health Group, Inc. and its affiliates, including CuraScript SD Specialty Distribution (collectively Accredo), and CVS Specialty. These distributors are required to maintain certain minimum inventory levels in order to ensure an uninterrupted supply to patients who are prescribed our therapies. We compensate Accredo and CVS Specialty on a fee-for-service basis for certain ancillary services in connection with the distribution of these products. If any of our distribution agreements expire or terminate, we may, under certain circumstances, be required to repurchase any unsold inventory held by our distributors.
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

12	United Therapeutics

pertains to inventory, product returns, and non-payment of invoices. The manufacturing and supply agreement will continue in effect until the December 31, 2023 expiration or earlier termination of our license agreement for Adcirca. Lilly retains authority under the license agreement for all regulatory activities with respect to Adcirca, as well as its retail pricing, which has been and is expected to remain at price parity with Cialis. We have also established a patient assistance program in the United States, which provides Adcirca to eligible uninsured or under-insured patients at no charge.
International Distribution of Remodulin, Orenitram, Tyvaso, and Unituxin
We currently sell Remodulin outside the United States to various distributors, each of which has exclusive distribution rights in one or more countries within Europe, the Middle East, Asia, and South and Central America. Our primary distributor outside the United States is Grupo Ferrer Internacional, S.A. (Ferrer), which holds Remodulin marketing authorization rights in many of these territories. We sell Tyvaso commercially to distributors that have exclusive distribution rights in Israel and Argentina. We also distribute Remodulin and Unituxin in Canada through a specialty pharmaceutical wholesaler. In some of the markets where we are not licensed to market Remodulin, such as Turkey, Taiwan, and the United Kingdom, Remodulin is available, but not marketed, on a named patient basis in which therapies are approved for individual patients by a national medical review board, hospital, or health plan on a case-by-case basis. Similar named-patient programs are also available for Tyvaso in certain countries. In November 2020, we entered into an exclusive agreement with Ferrer to distribute Orenitram throughout the territories where it also has distribution rights for Remodulin. Ferrer plans to seek marketing authorization approval in certain of these territories after conducting several registration-enabling pediatric studies of Orenitram, which are expected to be completed in 2023.
Patents and Other Proprietary Rights, Strategic Licenses, and Market Exclusivity
Our success depends in part on our ability to obtain and maintain patent protection for our products, preserve trade secrets, prevent third parties from infringing upon our proprietary rights, and operate without infringing upon the proprietary rights of others in the United States and worldwide. Many of these proprietary rights stem from licenses and other strategic relationships with third parties. In addition to intellectual property rights, U.S. and international regulatory authorities often provide periods of market exclusivity for manufacturers of biopharmaceutical products.
Patents provide the owner with a right to exclude others from practicing an invention. Patents may cover the active ingredients, uses, formulations, doses, administrations, delivery mechanisms, manufacturing processes, and other aspects of a product. The period of patent protection for any given product generally depends on the expiration date of various patents and may differ from country to country according to the type of patents, the scope of coverage, and the remedies for infringement available in a country. Most of our commercial products and investigational products are protected by patents that expire on varying dates.
Significant legal questions exist concerning the extent and scope of patent protection for biopharmaceutical products and processes in the United States and elsewhere. Accordingly, there is no certainty that patent applications owned or licensed by us will be issued as patents, or that our issued patents will afford meaningful protection against competitors. Once issued, patents are subject to challenge through both administrative and judicial proceedings in the United States and other countries. Such proceedings include re-examinations, inter partes reviews, post-grant reviews, and interference proceedings before the U.S. Patent and Trademark Office, as well as opposition proceedings before the European Patent Office. Litigation may be required to enforce, defend, or obtain our patent and other intellectual property rights. Any administrative proceeding or litigation could require a significant commitment of our resources and, depending on outcome, could adversely affect the scope, validity, or enforceability of certain of our patent or other proprietary rights.
Remodulin, Tyvaso, and Orenitram Proprietary Rights
We have a number of issued patents and pending patent applications covering our treprostinil-based products, Remodulin, Tyvaso, and Orenitram. We have been granted two patents related to manufacturing treprostinil that expire in 2028 and are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book (see Orange Book below), for Remodulin, Tyvaso, and Orenitram. Both of these patents are subject to the inter partes review proceedings discussed below under Generic Competition and Challenges to our Intellectual Property Rights.
In addition to the treprostinil patents noted above, we have other patents specific to our individual treprostinil-based products, including the following:
•Remodulin. We have been granted three U.S. patents covering an improved diluent for Remodulin, which expire in 2028 and 2029. We have another patent covering intravenous administration of Remodulin with certain diluents, which expires in 2024. We have been granted two patents covering a treprostinil formulation with a citrate buffer, which expire in 2024. We have been granted another patent covering a method of treating pulmonary hypertension by administering treprostinil at a certain rate intravenously, which expires in 2024. All seven of these patents are listed in the Orange Book.

2020 Annual Report	13

•Tyvaso. We have been granted two patents directed to a method of treating pulmonary hypertension and a kit for treating pulmonary hypertension. These two patents expire in 2028 and are listed in the Orange Book. Counterparts to these two patents are issued in several other countries. We have also been granted two patents on methods of treating pulmonary hypertension by administering treprostinil by inhalation, which expire in 2024. These two patents are also listed in the Orange Book.
•Orenitram. Our patents for Orenitram cover methods of use for treating PAH, orally administered formulations, controlled moisture storage and manufacturing methods, as well as those covering controlled release formulations licensed to us by Supernus Pharmaceuticals Inc. (Supernus). These patents will expire in the United States between 2024 and 2031 and in various countries throughout the world between 2024 and 2030.
We have additional pending U.S. and international patent applications related to Remodulin, Tyvaso, and Orenitram.
Orange Book
In seeking approval of a drug through an NDA or upon issuance of new patents following approval of an NDA, applicants are required to submit to the FDA each patent that has claims covering the applicant’s product or a method of using the product. Each of the patents submitted is then published in the Orange Book. See Governmental Regulation—Patent Term and Regulatory Exclusivity below for further details. Remodulin currently has nine unexpired Orange Book-listed patents with expiration dates ranging from 2024 to 2029. Tyvaso currently has six unexpired Orange Book listed patents expiring in 2028. Orenitram currently has twelve unexpired Orange Book listed patents with expiration dates ranging from 2024 to 2031. Additional patent applications are pending, and if granted, may be eligible for listing in the Orange Book.
Regulatory Exclusivity
Remodulin’s regulatory exclusivity in the United States and Europe has expired. In 2010, the FDA granted orphan drug designation for Tyvaso, which resulted in an orphan exclusivity period that expired in July 2016. In 2004, the European Commission designated Tyvaso an orphan medicinal product for the treatment of both PAH and chronic thromboembolic pulmonary hypertension, which would confer a ten-year exclusivity period commencing if and when we obtain marketing approval. As a result of FDA approval of our NDA for Orenitram as a new dosage form, Orenitram had three years of market exclusivity for PAH, which expired in December 2016. In November 2019, following approval of our supplemental NDA to reflect the FREEDOM-EV results in the Orenitram label, the FDA granted orphan exclusivity for the new indication that Orenitram delays disease progression in PAH patients. This exclusivity expires in October 2026. In December 2020, the FDA granted orphan designation for treprostinil for the treatment of idiopathic pulmonary fibrosis. Thus, if our TETON study is successful and the FDA approves an sNDA to update the Tyvaso labeling to include an IPF indication, the FDA should grant seven-year orphan drug exclusivity for the new indication.
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
Generic Competition and Challenges to our Intellectual Property Rights
We settled litigation with Sandoz, Inc. (Sandoz) related to its ANDA seeking FDA approval to market a generic version of Remodulin. Under the settlement agreement, Sandoz was permitted to market its generic version of Remodulin as early as June 2018. On March 25, 2019, Sandoz announced the availability of its generic product in the United States, and that it was entitled to six months of marketing exclusivity before other companies would be permitted to market their generic versions of Remodulin in the United States. We have also entered into similar settlement agreements with Teva Pharmaceuticals USA, Inc. (Teva), Par Sterile Products, LLC (Par), Dr. Reddy’s Laboratories, Inc. (Dr. Reddy’s), and Alembic Pharmaceuticals Ltd. (Alembic) permitting each of them to market a generic version of Remodulin in the United States. Teva received FDA approval for its ANDA in September 2019, and in October 2019 announced it had launched its generic version of Remodulin. The FDA has approved the ANDAs filed by Par, Dr. Reddy’s, and Alembic, but to our knowledge none of these companies have commenced sales of generic treprostinil. According to the FDA’s website, the ANDA filed by Dr. Reddy’s has been discontinued. Through December 31, 2020, we have seen minimal erosion of Remodulin sales as a result of generic treprostinil competition in the United States. We are currently engaged in litigation with Sandoz and its marketing partner, RareGen, LLC, related to the infusion devices used to deliver Remodulin subcutaneously. See Note 14—Litigation, to our consolidated financial statements included in this Report.
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

14	United Therapeutics

competition. Our non-U.S. net product sales for Remodulin were $64.3 million and $120.9 million for the years ended December 31, 2020 and 2019, respectively.
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
In January 2020, Liquidia Technologies, Inc. (Liquidia) submitted an NDA to the FDA for approval of LIQ861, a dry powder formulation of treprostinil for inhalation. This NDA was submitted under the 505(b)(2) regulatory pathway with Tyvaso as the reference listed drug. This product, if approved, would compete directly with Tyvaso and our other treprostinil-based products, and would also compete with Tyvaso DPI if it is approved. In March 2020, Liquidia filed petitions for inter partes review seeking to invalidate two of our patents related to Remodulin, Tyvaso, and Orenitram. In October 2020, the PTAB instituted IPR proceedings with respect to one of these patents and declined to institute IPR proceedings with respect to the other. In April 2020, we received a Paragraph IV notification letter from Liquidia indicating that Liquidia’s NDA contains a certification alleging that LIQ861 will not infringe any of the patents currently listed in the Orange Book for Tyvaso because those patents are not valid, not enforceable, and/or will not be infringed by the commercial manufacture, use or sale of LIQ861. In June 2020, we filed a lawsuit against Liquidia for patent infringement. As a result, the FDA is automatically precluded from approving Liquidia’s NDA for up to 30 months or until the resolution of the litigation, whichever occurs first. In January 2021, Liquidia filed a petition for inter partes review of an additional patent that we listed in the Orange Book for Tyvaso and asserted against Liquidia in the pending litigation, U.S. Patent No. 10,716,793. For further details, please see Note 14—Litigation, to our consolidated financial statements.
A U.S. patent for Adcirca for the treatment of pulmonary hypertension expired in November 2017, and FDA-conferred regulatory exclusivity expired in May 2018, leading to the launch of a generic version of Adcirca by Mylan N.V. in August 2018, and by additional companies in February 2019. Generic competition for Adcirca has had a material adverse impact on Adcirca net product sales. In addition, we expect declines in patient demand will cause Adcirca inventory held by distributors and other downstream customers to expire unsold. Upon expiration of Adcirca (up to 36 months after the initial sale), distributors and other downstream customers have a right to return the expired product for up to 12 months past the expiration date. As such, we expect increased returns beginning in 2021 as Adcirca sold prior to the commencement of generic competition begins to expire. Our allowance for product returns was $12.5 million and $14.2 million as of December 31, 2020 and 2019, respectively.
We intend to vigorously enforce our intellectual property rights related to our products. However, we cannot assure you that we will prevail in defending our patent rights, or that additional challenges from other ANDA filers or other challengers will not surface with respect to our products. Our patents could be invalidated, found unenforceable, or found not to cover one or more generic forms of our products. If any ANDA filer or filer of a 505(b)(2) NDA for a branded treprostinil product were to receive approval to sell its treprostinil product and/or prevail in any patent litigation, our affected product(s) would become subject to increased competition. Patent expiration, patent litigation, and competition from generic or other branded treprostinil manufacturers could have a significant, adverse impact on our treprostinil-based product revenues — including the anticipated revenues from products currently under development, such as Tyvaso DPI — our profits, and our stock price. These potential effects are inherently difficult to predict. For additional discussion, refer to the risk factor entitled, Our intellectual property rights may not effectively deter competitors from developing competing products that, if successful, could have a material adverse effect on our revenues and profits, contained in Part I, Item 1A—Risk Factors included in this Report.
Adcirca License Agreement
In 2008, Lilly granted us an exclusive license to develop, market, promote, and commercialize Adcirca for the treatment of pulmonary hypertension in the United States. We agreed to pay Lilly royalties based on our net product sales of Adcirca. Lilly retained the exclusive rights to develop, manufacture, and commercialize pharmaceutical products containing tadalafil, the active pharmaceutical ingredient in Adcirca, for the treatment of pulmonary hypertension outside of the United States and for the treatment of other diseases worldwide. Lilly retained authority for all regulatory activities with respect to Adcirca and for setting the wholesale price of Adcirca, which has been and is expected to continue to be at price parity with Cialis. In May 2017, we amended our Adcirca license agreement with Lilly in order to clarify and extend the term of the agreement and to amend the economic terms of the agreement following a patent expiry in November 2017. In June 2020, we amended our Adcirca license agreement to extend its term through December 31, 2023. Previously, the agreement was scheduled to expire at the end of 2020. Following expiration, we will remain obligated to refund the purchase price of any Adcirca that we previously sold to distributors that expires unsold. For additional discussion, refer to our Adcirca product description contained in Part I, Item 1—Business Overview—Products to Treat Pulmonary Arterial Hypertension.
We also agreed to purchase Adcirca at a fixed manufacturing cost. The agreement provides a mechanism, generally related to the increase in the national cost of pharmaceutical manufacturing, pursuant to which Lilly may raise the manufacturing cost of Adcirca.

2020 Annual Report	15

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
The Implantable System for Remodulin was developed under a development agreement with Medtronic that covers the treatment of PAH in the United States, United Kingdom, Canada, France, Germany, Italy, and Japan. The development agreement provides that the system will be exclusive to Remodulin in these countries, subject to certain conditions. We continue to work with Medtronic under the development agreement to fund further enhancements to the system. The development agreement has similar termination rights to the commercialization agreement described above.
DEKA Agreements
In December 2014, we entered into an exclusive agreement with DEKA to develop a pre-filled, semi-disposable system for subcutaneous delivery of Remodulin, which we refer to as the Remunity Pump. Our agreement with DEKA expires on the last to occur of twenty-five years from the first product launch under the agreement, or upon the expiration of the last valid claim of a patent licensed from DEKA under the agreement that covers the Remunity Pump. Under the terms of the agreement, we funded the development costs related to the Remunity Pump, and will continue to fund further development costs associated with new versions of the pump. We will pay product fees and a single-digit royalty to DEKA based on commercial sales of the Remunity Pump and the Remodulin drug product sold for use with the system. Either party may terminate the agreement immediately upon a material breach by the other party that is uncured following the relevant cure period, or in the event of the other party’s bankruptcy or insolvency. In November 2019, we entered into a supply agreement with an affiliate of DEKA to manufacture and supply the Remunity Pump. Under this supply agreement, we are responsible for all costs associated with manufacturing the Remunity Pump. The Remunity Pump is covered by issued patents and pending patent applications both in the U.S. and other countries. The expiration dates of currently issued U.S. patents range from 2027 through 2033.
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
Tyvaso DPI and the MannKind Agreement
In September 2018, we entered into a worldwide, exclusive license and collaboration agreement with MannKind for the development and commercialization of Treprostinil Technosphere (which we now refer to as Tyvaso DPI) for the treatment of PAH. The agreement became effective on October 15, 2018.
Under our agreement with MannKind, we are responsible for global development, regulatory, and commercial activities related to Tyvaso DPI, and we share manufacturing responsibilities with MannKind. Under the terms of the agreement, we paid MannKind $45.0 million following the effectiveness of the agreement in October 2018, and we paid $25.0 million in each of 2019 and 2020 following the achievement of specific development targets. MannKind is also entitled to receive low double-digit royalties on our net sales of the product. In addition, we have the option, in our sole discretion, to expand the license to include

16	United Therapeutics

other active ingredients for the treatment of pulmonary hypertension. We will pay MannKind up to $40.0 million in additional option exercise and development milestone payments for each product (if any) added to the license pursuant to this option, as well as a low double-digit royalty on our net sales of any such product.
Under our license agreement with MannKind, we have an exclusive license to a variety of granted and pending patents and patent applications related to treprostinil inhalation powder and the Dreamboat device, including multiple patent families covering the U.S. and other major market countries. These patents cover drug formulation, devices and device components, and manufacturing processes and intermediates. Expiration dates for issued patents range from the mid-2020s to the mid-2030s. Additional patents subject to pending patent applications, if issued, would have expiration dates in the late 2030s. We believe certain of the issued and pending patents (if issued) we license from MannKind would be eligible for listing in the Orange Book for Tyvaso DPI.
Ralinepag and the Arena Agreement
On November 15, 2018, we entered into an exclusive license agreement with Arena Pharmaceuticals, Inc. (Arena) related to ralinepag. On January 24, 2019, in connection with the closing of the transactions contemplated by the license agreement: (1) Arena granted to us perpetual, irrevocable, and exclusive rights throughout the universe to develop, manufacture, and commercialize ralinepag; (2) Arena transferred to us certain other assets related to ralinepag, including, among others, related domain names and trademarks, permits, certain contracts, inventory, regulatory documentation, Investigational New Drug (IND) Application No. 109021 (related to ralinepag), and non-clinical, preclinical, and clinical trial data; (3) we assumed certain limited liabilities from Arena, including, among others, all obligations arising after the closing under the assumed contracts and the IND described above; and (4) we paid Arena $800.0 million, which we expensed as acquired in-process research and development and included within research and development expenses on our consolidated statements of operations for the year ended December 31, 2019. We will also pay Arena: (1) a one-time payment of $250.0 million for the first, if any, marketing approval we receive in the United States for an inhaled version of ralinepag to treat PAH; (2) a one-time payment of $150.0 million for the first, if any, marketing approval we receive in any of Japan, France, Italy, the United Kingdom, Spain, or Germany for an oral version of ralinepag to treat any indication; and (3) low double-digit, tiered royalties on net sales of any pharmaceutical product containing ralinepag as an active ingredient, subject to certain adjustments for third-party license payments. Under our license agreement with Arena, we have an exclusive license to a variety of granted and pending patents and applications related to ralinepag covering drug formulation, manufacturing and dosage, among others. Many of these patents and patent applications would be eligible for listing in the Orange Book. Based on potential patent term extensions and additional patent filings, we believe U.S. patent protection for ralinepag will likely last through at least the mid-2030s.
Other
We are party to various other license agreements related to therapies and technologies under development. These license agreements require us to make payments based on a percentage of sales if we are successful in commercially developing these therapies, and may require other payments upon the achievement of certain milestones.
Manufacturing and Supply
We manufacture our primary supply of Remodulin, Tyvaso, Orenitram, and Unituxin at our own facilities. In particular, we synthesize treprostinil, the active ingredient in Remodulin and Tyvaso, and treprostinil diolamine, the active ingredient in Orenitram, at our facility in Silver Spring, Maryland. We produce dinutuximab, the active ingredient in Unituxin, at our Silver Spring facility. We manufacture Tyvaso, Remodulin, and Unituxin drug product at our Silver Spring facility. We manufacture Orenitram drug product and we package, warehouse, and distribute Remodulin, Tyvaso, Orenitram, and Unituxin at our facility in Research Triangle Park, North Carolina.
We maintain a two-year inventory of Remodulin, Tyvaso, and Orenitram based on expected demand, and we contract with third-party contract manufacturers to supplement our capacity for some products, in order to mitigate the risk that we might not be able to manufacture internally sufficient quantities to meet patient demand. For example, Baxter Pharmaceutical Solutions, LLC is approved by the FDA, the European Medicines Agency (EMA), and various other international regulatory agencies to manufacture Remodulin for us. We rely on a facility currently owned by Catalent Pharma Solutions, Inc., which is under contract for sale to SK Capital Partners, LP, to serve as an additional manufacturer of Tyvaso, and we rely entirely on Minnetronix Inc. to manufacture the nebulizer used in our Tyvaso Inhalation System. We have no plans to develop a redundant manufacturing source for dinutuximab, the active ingredient in Unituxin, or for finished Orenitram drug product.
Medtronic will be entirely responsible for manufacturing the Implantable System for Remodulin. DEKA and its affiliates are currently entirely responsible for manufacturing the Remunity Pump. MannKind is currently the sole manufacturer of Tyvaso DPI. We currently rely on third-party contract manufacturers to produce ralinepag and Trevyent.
Although we believe that additional third parties could provide similar products, services, and materials, there are few companies that could replace our existing third-party manufacturers and suppliers. A change in supplier or manufacturer could cause a

2020 Annual Report	17

delay in the manufacturing, distribution and research efforts associated with our respective products or result in increased costs. See also Item 1A—Risk Factors included in this Report.
Competition
Many drug companies engage in research, development, and commercialization of products to treat cardiopulmonary diseases and cancer. For the treatment of PAH, we compete with many approved products in the United States and the rest of the world, including the following:
•Generic treprostinil and generic tadalafil. These products have been available in the United States since 2019 and 2018, respectively, as discussed above under Patents and Other Proprietary Rights, Strategic Licenses, and Market Exclusivity–Generic Competition.
•Flolan, Veletri, and generic epoprostenol. Flolan (epoprostenol) is a prostacyclin that is delivered by intravenous infusion. Glaxo began marketing Flolan in the United States in 1996. In 2008, the FDA approved Teva’s version of generic epoprostenol for the treatment of PAH. In 2010, Actelion (which was acquired by Johnson & Johnson in 2017) commenced sales of Veletri, which is another version of intravenous epoprostenol.
•Tracleer® and generic bosentan. Tracleer (bosentan), an oral ETRA therapy for the treatment of PAH, was approved in 2001 in the United States and in 2002 in Europe. Tracleer is marketed worldwide by Actelion. Generic bosentan became available in the United States in 2019 and is also available in other countries.
•Ventavis and Ilomedin®. Approved in 2004 in the United States and in 2003 in Europe, Ventavis (iloprost) is an inhaled prostacyclin analogue. Ventavis is currently marketed by Actelion in the United States and by Bayer Schering Pharma AG (Bayer) in Europe. Iloprost is also marketed by Bayer in certain countries outside the United States in an intravenous form known as Ilomedin.
•Revatio® and generic sildenafil citrate. Approved in 2005 in the United States, Revatio (sildenafil citrate) is an oral PDE-5 inhibitor therapy manufactured by Pfizer. Revatio contains sildenafil citrate, the same active ingredient as Viagra®. In 2012, several companies began marketing generic formulations of sildenafil citrate.
•Letairis and generic ambrisentan. Approved in 2007 in the United States, Letairis (ambrisentan) is an oral ETRA therapy marketed by Gilead for the treatment of PAH. In 2008, Glaxo received marketing authorization from the EMA for Letairis in Europe, where it is known as Volibris®. In 2015, Gilead announced the positive results of the AMBITION study of ambrisentan and tadalafil as an up-front combination therapy for PAH, which we believe has driven increased use of ambrisentan and tadalafil. Generic ambrisentan became available in the United States in 2019.
•Opsumit®. Approved in 2013 in both the United States and in the EU, Opsumit (macitentan) is an oral ETRA therapy marketed by Actelion for the treatment of PAH.
•Adempas®. Approved in 2013 in the United States and 2014 in the EU, Adempas (riociguat) is an sGC stimulator, which targets a similar vasodilatory pathway as PDE-5 inhibitors and is approved for chronic thromboembolic pulmonary hypertension and PAH. Adempas is an oral therapy marketed by Bayer.
•Uptravi®. Approved in the United States in December 2015 and by the EMA in May 2016, Uptravi (selexipag) is an oral IP prostacyclin receptor agonist marketed by Actelion. Actelion also has applications pending in various other jurisdictions. Uptravi is also marketed in Japan by Nippon Shinyaku Co., Ltd.
There are also a variety of investigational PAH therapies in the later stages of development, including the following:
•LIQ861, a dry powder formulation of treprostinil designed for deep-lung delivery using a disposable inhaler being developed by Liquidia, which submitted an NDA to the FDA in January 2020. Liquidia received a complete response letter from the FDA in November 2020 declining to approve the LIQ861 NDA, and we are engaged in litigation with Liquidia as described above under Generic Competition and Challenges to our Intellectual Property Rights. In late 2020, Liquidia completed a business combination with RareGen, LLC, which markets a generic version of Remodulin, and both entities are now owned by Liquidia Corporation.
•Sotatercept, an injected TGF-beta modulator being developed by Acceleron Pharma, Inc., which announced the successful completion of a phase 2 study in PAH patients in January 2020. A phase 3 trial was initiated in December 2020, and two additional phase 3 trials are expected to be initiated in 2021.
•Pemziviptadil (PB1046), a subcutaneously-injected, sustained release analogue of the native human vasoactive intestinal peptide, which is being developed by PhaseBio Pharmaceuticals, Inc., and is currently undergoing a phase 2 study in PAH patients, the results of which are anticipated during the second half of 2021.
•Rodatristat ethyl (RVT-1201), a tryptophan hydroxylase inhibitor being developed by Altavant Sciences, Inc., a wholly-owned subsidiary of Sumitovant Biopharma Ltd., to treat PAH. Altavant is planning to commence a phase 2 clinical study in PAH patients in March 2021.
•TPIP (NS1009), a treprostinil palmitil inhalation (dry powder nanoparticle formulation of a treprostinil prodrug) being developed by Insmed Incorporated for PAH. Insmed announced positive topline results of a phase 1 study of TPIP in February 2021, and plans for additional clinical studies of the product.

18	United Therapeutics

•TIVUS™, an ultrasound catheter system being developed by SoniVie for treatment of denervation associated with PAH, has undergone phase 1 trials in PAH patients. A pivotal trial was initiated in December 2020 in PAH patients.
•Seralutinib (GB002), an inhaled PGDF receptor kinase inhibitor being developed by Gossamer Bio, Inc. to treat PAH, which is currently the subject of a phase 2 clinical study.
•L606, an inhaled, liposomal form of treprostinil being developed by Pharmosa Biopharm Inc. for PAH, which completed a phase 1 study in healthy volunteers. Pharmosa plans to commence a phase 3 study in August 2021.
Oral non-prostacyclin therapies (such as PDE-5 inhibitors and ETRAs) are commonly prescribed as first-line treatments for the least severely ill PAH patients (functional class II patients). As patients progress in their disease severity (functional classes III and IV), less convenient approved therapies, such as inhaled prostacyclin analogues (such as Tyvaso) or infused prostacyclin analogues (such as Remodulin) are commonly added. Orenitram was the first approved oral prostacyclin-class therapy for PAH in the United States, and offers a more convenient alternative therapy to Remodulin and Tyvaso. The use of available oral therapies could delay many patients’ need for inhaled or infused prostacyclin therapy. As a result, the availability of oral therapies affects demand for our inhaled and infused products.
Orenitram faces direct competition from Uptravi, which is indicated to delay disease progression and reduce the risk of hospitalization for PAH. Orenitram’s initial indication was limited to the improvement of exercise capacity, which may have led physicians to prescribe Uptravi instead of Orenitram. As noted above, however, Uptravi is an oral IP prostacyclin receptor agonist. While prostacyclin analogues such as Orenitram broadly mimic the effect of prostacyclin, IP prostacyclin receptor agonists bind selectively to the IP receptor, one of several prostacyclin receptors. In addition, Orenitram’s label allows physicians flexibility to titrate each patient’s dosing up to a level according to tolerability, without any stated maximum. By contrast, Uptravi’s label limits uptitration to a specific maximum dose. Given the progressive nature of PAH, we believe many patients will initiate Orenitram or another one of our treprostinil-based therapies after their disease progresses on Uptravi. In August 2018, we announced the results of our FREEDOM-EV clinical study, which demonstrated that Orenitram delays time to clinical worsening, demonstrated improvement across key clinical measures, and, at study closure, indicated a positive impact on survival rates. In October 2019, the FDA approved a supplement to our Orenitram NDA expanding the Orenitram label to indicate that it also delays disease progression, in addition to improving exercise capacity. We believe these clinical results and updated labeling have resulted in increased use of Orenitram.
We have faced generic competition for Adcirca since the launch of generic tadalafil in the United States in August 2018, which has significantly reduced our Adcirca revenues. We have also faced generic competition for Remodulin in the United States and certain European countries since 2019. Finally, we have entered into settlement agreements with Actavis and Watson, permitting them to launch generic versions of Orenitram and Tyvaso in June 2027 and January 2026, respectively, or earlier under certain circumstances. For details regarding these and other potential generic competitors, see the section above entitled Patents and Other Proprietary Rights, Strategic Licenses, and Market Exclusivity—Generic Competition.
Tyvaso may face competition from Liquidia if it obtains approval of LIQ861, a dry powder inhaled version of treprostinil. In addition, we expect Liquidia’s product would compete directly with Tyvaso DPI, if approved.
There are no approved therapies for the treatment of WHO Group 3 pulmonary hypertension, including PH-ILD and PH-COPD. We are pursuing a PH-ILD indication for Tyvaso, with an sNDA currently under FDA review. We also plan to pursue a PH-COPD indication for Tyvaso, assuming our PERFECT study is successful. We anticipate seeking both indications for Tyvaso DPI as well. If Tyvaso and/or Tyvaso DPI are approved to treat either of these indications, they may ultimately face competition from LIQ861, as discussed above. Other companies are now developing, or may in the future develop, therapies to treat WHO Group 3 pulmonary hypertension, such as:
•INOpulse®, an inhaled nitric oxide delivery system being developed by Bellerophon Therapeutics, Inc. for fibrotic interstitial lung disease (fILD) patients at risk of pulmonary hypertension, as well as pulmonary hypertension associated with other indications such as COPD and sarcoidosis. A phase 3 study in fILD is ongoing.
•MK-5475, an inhaled therapy with an undisclosed mechanism being developed by Merck Sharpe & Dohme Corp. for PAH and PH-COPD. A phase 1 study in PAH was completed in December 2020, and a phase 1 study in PH-COPD is recruiting patients.
In addition, the use of antifibrotic therapies to treat underlying lung disease (such as the IPF therapies discussed below) could delay the onset of WHO Group 3 pulmonary hypertension.
Following the results of the INCREASE study, we expanded our investigational efforts with inhaled treprostinil to examine its use in broader population of patients with ILD, including IPF. There are currently two therapies that are approved to treat IPF: Ofev® (nintedanib), which is marketed by Boehringer Ingelheim International GmbH, and Esbriet® (pirfenidone), which is marketed by F. Hoffman-La Roche Ltd. (Roche). However, clinical studies have indicated that these therapies only slow lung function decline in IPF patients, resulting in a significant unmet need for therapies that halt or reverse lung function decline in IPF. There are a number of potentially competing therapies in advanced clinical development for IPF. These therapies include, but are not limited to, Galapagos NV’s GLPG1205 (phase 2), FibroGen’s pamrevlumab (phase 3), Roche’s RG6354 (recombinant human pentraxin-2) (phase 2), Galecto Biotech’s GB0139 (phase 2), Kadmon Holdings, Inc.’s belumosudil (KD025) (phase 2), Liminal Biosciences’ fezagepras (PBI-4050) (phase 2), MediciNova’s tipelukast (MN-001) (phase 2), Nitto Denko Corporation’s ND-L02-s0201 (phase 2), and Bristol Myers Squibb’s Orencia® (abatacept) (phase 2), BMS-986278 (phase 2), and CC-90001 (phase 2).
Unituxin may face competition from Qarziba® (dinutuximab beta), an antibody product developed by Apeiron Biologics AG that is already approved in Europe to treat high-risk neuroblastoma. In October 2016, EUSA Pharma (UK) Ltd. announced it had acquired

2020 Annual Report	19

global commercialization rights to Qarziba, and plans to file for FDA approval. In addition, Y-mAbs Therapeutics, Inc. (Y-mAbs), is developing several GD-2 targeting drug candidates, and in November 2020 obtained FDA approval for Danyelza® (naxitamab-gqgk) to treat pediatric and adult patients with relapsed and refractory (second line) high-risk neuroblastoma in bone or bone marrow. Y-mAbs is also conducting studies of naxitamab for frontline high-risk neuroblastoma.
We compete with the developers, manufacturers, and distributors of all of the products noted above for customers, funding, access to licenses, personnel, third-party collaborators, product development, and commercialization. Many of these companies have substantially greater financial, marketing, sales, distribution and technical resources, and more experience in research and development, product development, manufacturing and marketing, clinical trials, and regulatory matters, than we have.
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
Satisfaction of FDA pre-market approval requirements is extremely costly and typically takes many years. The actual cost and time required may vary substantially based upon the type, complexity, and novelty of the product or disease. Drugs are subject to rigorous regulation by the FDA in the United States, the EMA in the EU, and similar regulatory authorities in other countries. The steps ordinarily required before a new drug may be marketed in the United States, which are similar to steps required in most other countries, include: (1) preclinical testing; (2) submission to the FDA of an IND; (3) clinical studies, including well-controlled clinical trials, in healthy volunteers and patients to establish safety, efficacy, and dose-response characteristics for each drug indication; (4) submission of an NDA to the FDA; and (5) FDA review and approval of the NDA.
Preclinical Testing
Preclinical tests include laboratory evaluation of product chemistry and formulation, as well as animal studies to explore toxicity and for proof-of-concept. The conduct of the preclinical tests must comply with federal regulations and requirements including good laboratory practices.
Submission of IND
The results of preclinical testing are submitted to the FDA as part of an IND, along with other information including information about product chemistry, manufacturing and controls, and a proposed clinical trial protocol. Absent FDA objection within 30 days after submission of an IND, the IND becomes effective and the clinical trial proposed in the IND may begin.
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
•Phase 1 involves the initial introduction of the drug into healthy human subjects or patients to assess metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses, and, if possible, early evidence on effectiveness.
•Phase 2 usually involves studies in a limited patient population to assess the efficacy of the drug in specific, targeted indications, explore tolerance and optimal dosage, and identify possible adverse effects and safety risks.

20	United Therapeutics

•Phase 3 trials, also called pivotal studies, major studies or advanced clinical trials, demonstrate clinical efficacy and safety in a larger number of patients, typically at geographically diverse clinical study sites, and permit the FDA to evaluate the overall benefit-risk relationship of the drug and provide adequate information for drug labeling.
•Phase 4 studies are often conducted following marketing approval, in order to meet regulatory requirements or to provide additional data related to drug use.
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
The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing. If the FDA determines that the application is not sufficiently complete to permit substantive review, it may request additional information and decline to accept the application for filing until the information is provided. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of NDAs. Most applications for non-priority drugs are reviewed within ten to twelve months. Special pathways, including “accelerated approval,” “fast track” status, “breakthrough therapy” status, and “priority review” status are granted for certain drugs that offer major advances in treatment, or provide a treatment where no adequate therapy exists. These special pathways can significantly reduce the time it takes for the FDA to review an NDA, but do not guarantee that a product will receive FDA approval. In May 2018, the Right to Try Act established a new regulatory pathway to increase access to unapproved, investigational treatments for patients diagnosed with life-threatening diseases or conditions who have exhausted approved treatment options and who are unable to participate in a clinical trial.
The FDA may refer applications for novel pharmaceutical products or pharmaceutical products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation, and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. During the review process, the FDA also reviews the drug’s product labeling to ensure that appropriate information is communicated to health care professionals and consumers. In addition, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP and the facility or the facilities at which the drug is manufactured to ensure they are in compliance with the FDA’s current Good Manufacturing Practices (cGMP).
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
Post-Approval Regulatory Requirements
Once an NDA is approved, the product is subject to continuing regulation. For instance, pharmaceutical products may be marketed only for their approved indications and in accordance with the provisions of their approved labeling. The FDA closely regulates the post-approval marketing, labeling, and advertising of prescription drugs, including direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the Internet.
Adverse event reporting and submission of periodic reports continue to be required following FDA approval of an NDA. In addition, as a condition of NDA approval, the FDA may require post-marketing testing, including phase 4 clinical studies, and/or a risk evaluation and mitigation strategy (REMS) to help ensure that the benefits of the drug outweigh the potential risks. A REMS can include medication guides, communication plans for healthcare professionals, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. Additionally, quality control as well as drug manufacture, packaging, and labeling procedures must continue to conform to cGMP requirements. Manufacturing facilities are subject to continual review and periodic inspections by the FDA and certain state agencies.
Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards or if previously unrecognized problems are subsequently discovered. Discovery of previously unknown problems with a product, including adverse events or problems with manufacturing processes of unanticipated severity or frequency, or failure to comply with regulatory requirements, may also result in (1) revisions to the approved labeling; (2) imposition of post-market studies or clinical trials to assess new safety risks; or (3) imposition of distribution or other restrictions under a REMS program. Other potential consequences include: (1) restrictions on the marketing or manufacturing of the product; (2) fines, warning letters, or holds on post-approval clinical trials; (3) refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product license approvals; (4) product seizure or detention, or refusal to permit the import or export of products; or (5) injunctions or the imposition of civil or criminal penalties.

2020 Annual Report	21

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
Orphan Drugs
Under the Orphan Drug Act, an applicant can request the FDA to designate a product as an “orphan drug” in the United States if the drug is intended to treat a rare disease or condition affecting fewer than 200,000 people in the United States, or for which there is no reasonable expectation that U.S. sales will be sufficient to recoup the development and production costs. Orphan drug designation must be requested before submitting an NDA or BLA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The first NDA or BLA applicant to receive orphan drug designation and FDA approval for a particular active ingredient to treat a particular disease via a particular delivery method is entitled to a seven-year exclusive marketing period in the United States. During the seven-year period, the FDA may not approve any other application to market the same drug for the same disease, except in limited circumstances such as a showing of clinical superiority to the product with orphan drug exclusivity, meaning that it has greater effectiveness or safety, or provides a major contribution to patient care (such as a change in delivery system). Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition. The 21st Century Cures Act (Cures Act), which became law in December 2016, expanded the types of studies that qualify for orphan drug grants. Orphan drug designation also may qualify an applicant for federal tax credits related to research and development costs.
Patent Term and Regulatory Exclusivity
In 1984, the Hatch-Waxman Act created a faster approval process for generic drugs, called the ANDA. Generally, an ANDA provides for marketing of a drug product that has the same active ingredients in the same strength(s), route of administration, and dosage form as an approved drug and has been shown through bioequivalence testing to be therapeutically equivalent to the approved drug, which is known as the reference listed drug (RLD). ANDA applicants are not required to conduct or submit results of preclinical or clinical tests to prove the safety or effectiveness of their drug product, other than the requirement for bioequivalence testing. Drugs approved in this way are commonly referred to as “generic equivalents” to the approved drug, and can often be substituted by pharmacists under prescriptions written for the original approved drug. In 2018, the FDA advanced policies aimed at promoting drug competition and patient access to generic drugs, such as issuing guidance about making complex generic drugs and the circumstances in which approval of a generic product application may be delayed.
NDA applicants are required to identify each patent with claims that cover the drug (drug substance or drug product) or FDA-approved method of using the drug. Upon product approval, these patents are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. The Orange Book Transparency Act of 2020, enacted in January 2021, amends the statutory provisions regarding the types of patents and exclusivity-related information listed in the Orange Book. The impact of these changes is not yet known. Every ANDA applicant must make one of several certifications to the FDA with regard to each Orange Book listed patent for the RLD. A Paragraph III certification states that the ANDA applicant seeks approval after the patent expires. A Paragraph IV certification asserts that the patent does not block approval of the ANDA, either because the patent is invalid or unenforceable or because the patent, even if valid, is not infringed by the new product. If the applicant does not challenge the listed patents, the ANDA application will not be approved until all the listed patents claiming the referenced product have expired. Alternatively, for a method of use patent covering an approved indication, an ANDA applicant may submit a statement to the FDA that the company is not seeking approval for the covered indication. As a practical matter, this is available only if the RLD is approved for multiple indications, at least one of which is not patent protected.
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
The Hatch-Waxman Act also provides that patent terms may be extended to compensate for some of the patent life that is lost during the FDA regulatory review period for a product. This extension period is generally one-half of the time between the effective date of an IND and the submission date of an NDA, plus all of the time between the submission date of an NDA and its approval, subject to a maximum extension of five years, and the limitation that the patent term cannot be extended more than 14 years after approval. Generally, patent term extension is available if the product represents the first permitted commercial marketing of a drug containing the active ingredient. Similar patent term extensions are available under European laws.
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

22	United Therapeutics

product approval. Following approval of an application to market a drug that contains previously approved active ingredients in a new dosage form, route of administration or combination, or for a new condition of use that was required to be supported by new clinical trials conducted by or for the sponsor, the FDC Act provides three years of exclusivity during which the FDA cannot grant effective approval of an ANDA for such new condition of use, dosage form, or strength that meets certain statutory requirements.
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
The Biologics Price Competition and Innovation Act of 2009, or BPCI Act, created an abbreviated approval pathway for biological products shown to be “biosimilar” to an FDA-licensed reference biological product to minimize duplicative testing. Biosimilarity requires the absence of clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, which, absent a waiver, must be shown through analytical studies, animal studies, and at least one clinical study. Intricacies associated with the larger, and often more complex, structures of biological products, as well as the processes by which such products are manufactured, pose significant hurdles to implementation that are still being addressed by the FDA. In July 2018, the FDA announced an action plan to encourage the development and efficient review of biosimilars, including the establishment of a new office within the agency that will focus on therapeutic biologics and biosimilars. On December 20, 2020, Congress amended the Public Health Services Act as part of the COVID-19 relief bill to further simplify the

2020 Annual Report	23

biosimilar review process by making it optional to show that conditions of use proposed in labelling have been previously approved for the reference product, which used to be a requirement of the application.
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
U.S. Regulation of Medical Devices
We currently do not hold any medical device authorizations. However, our business partners have the medical device clearances required to deliver our drugs, including, for example, the Remunity Pump. Medical devices may also be subject to FDA approval and extensive regulation under the FDC Act. Medical devices are classified into one of three classes: Class I, Class II, or Class III. A higher class indicates a greater degree of risk associated with the device and a greater amount of control needed to ensure safety and effectiveness.
All devices, unless exempt by FDA regulation, must adhere to a set of general controls, including compliance with the applicable portions of the FDA’s Quality System Regulation (QSR), which sets forth good manufacturing practice requirements; facility registration and product listing; reporting of adverse medical events; truthful and non-misleading labeling; and promotion of the device consistent with its cleared or approved intended uses. Class II and III devices are subject to additional special controls and may require FDA clearance of a premarket notification (510(k)) or approval of a premarket approval (PMA) application.
Most Class I devices are exempt from FDA premarket review or approval. Class II devices, with some exceptions, must be “cleared” by the FDA through the 510(k) process, which requires a company to show that the device is “substantially equivalent” to certain “predicate” devices already on the market. To be substantially equivalent, the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. Once a 510(k) is cleared, any change that could significantly affect the safety or effectiveness of the device requires the submission and clearance of a new 510(k) before the change can be implemented. In November 2018, the FDA announced plans to significantly revise the 510(k) program to encourage reliance on modern predicates (e.g., predicates that are less than 10 years old). In January 2019, the FDA also finalized guidance on the alternative 510(k) pathway for well-known device types, the “Safety and Performance Based Pathway,” which relies on modern performance-based criteria and current technological principles to demonstrate substantial equivalence.
Devices deemed by the FDA to pose the greatest risks, such as life-sustaining, life-supporting, or some implantable devices, or devices that have a new intended use, or use advanced technology that is not substantially equivalent to that of a legally-marketed device, are placed in Class III, requiring approval of a PMA application. A PMA generally requires data from clinical trials that establish the safety and effectiveness of the device. Once approved, certain changes, such as changes to manufacturing facilities, methods, or quality control procedures, or changes in the design specifications, which affect the safety or effectiveness of the device, require the submission of a PMA Supplement. Some “pre-amendment” devices (devices that were legally marketed prior to May 28, 1976) are unclassified, but are subject to FDA’s premarket notification and clearance process in order to be commercially distributed. A 510(k) application also sometimes requires clinical data.
The FDA also allows the submission of a direct de novo petition. This procedure allows a manufacturer whose novel device is automatically classified into Class III to request down-classification of its medical device into Class I or Class II on the basis that the device presents low or moderate risk, rather than requiring the submission and approval of a PMA. Prior to the enactment of

24	United Therapeutics

the Food and Drug Administration Safety and Innovation Act of 2012 (FDASIA), a medical device could only be eligible for de novo classification if the manufacturer first submitted a 510(k) premarket notification and received a determination from the FDA that the device was not substantially equivalent. FDASIA streamlined the de novo classification pathway by permitting manufacturers to request de novo classification directly without first submitting a 510(k) premarket notification to the FDA and receiving a not substantially equivalent determination.
The 510(k), de-novo or PMA processes can be expensive, lengthy, and unpredictable. The FDA’s 510(k) clearance process usually takes from three to 12 months, but can last longer. The process of obtaining a PMA approval is much more costly and uncertain than the 510(k) clearance process and generally takes from one to three years, or even longer, from the time the application is filed with the FDA. In addition, a PMA approval generally requires the performance of one or more clinical trials. Despite the time, effort and cost invested by a sponsor, a device may not be approved or cleared by the FDA. The Cures Act requires the FDA to establish a program that would expedite access to devices that provide more effective treatment or diagnosis of life-threatening or irreversibly debilitating diseases or conditions, for which no approved or cleared treatment exists or which offer significant advantages over existing approved or cleared alternatives. In December 2018, the FDA published final guidance on this “breakthrough” devices pathway which allows for sponsors to interact directly with the FDA during the development process and to receive prioritized review of their submission. In January 2021, the FDA released final guidance on the Safer Technologies Program (STeP), to encourage the innovation and market entry of device technologies that are safer than current alternatives but that do not otherwise satisfy the breakthrough device criteria, including device technologies to treat non-life-threatening or reasonably reversible conditions. STeP is modeled after the breakthrough device program and is intended to provide similar benefits, including increased communication with the FDA and prioritized review.
Clinical trials for medical devices are subject to similar requirements as clinical trials with respect to drugs or biologics. Clinical trials involving significant risk devices (e.g., devices that present a potential for serious risk to the health, safety, or welfare of human subjects) are required to obtain both FDA approval of an investigational device exemption (IDE) application and IRB approval before study initiation. Clinical trials involving non-significant risk devices are not required to submit an IDE for FDA approval but must obtain IRB approval before study initiation. During a study, the sponsor is required to comply with the applicable FDA requirements, including, for example, trial monitoring, selecting clinical investigators and providing them with the investigational plan, ensuring IRB review, adverse event reporting, record keeping requirements, and prohibitions on the promotion of investigational devices or on making safety or effectiveness claims about them. The clinical investigators in the clinical study are also subject to FDA regulations and must obtain patient informed consent, rigorously follow the investigational plan and study protocol, control the disposition of the investigational device, and comply with all reporting and recordkeeping requirements. Additionally, after a trial begins, the sponsor, the FDA or the IRB could suspend or terminate a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits.
After a device is cleared or approved for marketing, numerous and pervasive regulatory requirements continue to apply. These include:
•establishment registration and device listing with the FDA;
•QSR requirements, which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation, and other quality assurance procedures during all aspects of the design and manufacturing process;
•labeling regulations and FDA prohibitions against the promotion of investigational products, or the promotion of ‘‘off-label’’ uses of cleared or approved products;
•requirements related to promotional activities;
•clearance or approval of product modifications to 510(k)-cleared devices that could significantly affect safety or effectiveness or that could constitute a major change in intended use of one of our cleared devices, or approval of certain modifications to PMA-approved devices;
•medical device reporting regulations, which require that a manufacturer report to the FDA if a device it markets may have caused or contributed to a death or serious injury, or has malfunctioned and the device or a similar device that it markets would be likely to cause or contribute to a death or serious injury, if the malfunction were to recur;
•correction, removal, and recall reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health;
•the FDA’s recall authority, whereby the agency can order device manufacturers to recall from the market a product that is in violation of governing laws and regulations; and
•post-market surveillance activities and regulations, which apply when deemed by the FDA to be necessary to protect the public health or to provide additional safety and effectiveness data for the device.
The FDA has broad regulatory and enforcement powers with respect to medical devices, similar to those for drugs and biologics. The regulations are complex and have tended to become more stringent over time. Regulatory changes could result in additional restrictions or requirements. The FDA enforces these regulatory requirements through, among other means, periodic unannounced inspections. Any failure to comply with applicable regulatory requirements could result in enforcement action by the FDA, which may include any of the following sanctions:
•adverse publicity, warning letters, untitled letters, it has come to our attention letters, fines, injunctions, consent decrees, and civil penalties;

2020 Annual Report	25

•repair, replacement, refunds, recall, or seizure of products;
•operating restrictions, partial suspension, or total shutdown of production;
•denial of requests for regulatory clearance or PMA approval of new products or services, new intended uses, or modifications to existing products or services;
•withdrawal of regulatory clearance or PMA approvals that have already been granted; or
•criminal prosecution.
States also impose regulatory requirements on medical device manufacturers and distributors. The FDA also administers certain controls over the import and export of medical devices to and from the United States. Additionally, each foreign country subjects medical devices to its own regulatory requirements. States also impose regulatory requirements on medical device manufacturers and distributors. Failure to comply with the applicable federal or state requirements could result in, among other things: (1) fines, injunctions, and civil penalties; (2) recall or seizure of products; (3) operating restrictions, partial suspension, or total shutdown of manufacturing; (4) refusing requests for approval of new products; (5) withdrawing approvals already granted; and (6) criminal prosecution.
The FDA also administers certain controls over the import and export of medical devices to and from the United States. Additionally, each foreign country subjects medical devices to its own regulatory requirements. In the EU, there is no authorization process for medical devices. Medical devices are CE marked and placed on the market in the EU at the discretion and on the liability of their manufacturer following a conformity assessment process that may include the participation of a notified body. On May 26, 2021, the current EU legislation will be replaced by the Medical Device Regulation (Regulation (EU) 2017/745).
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
Government Reimbursement of Pharmaceutical Products
In the United States, many independent third-party health plans, and government health care programs, such as Medicaid and Medicare, pay for patient use of our commercial products. A material portion of our product sales are reimbursed under these government programs. The availability of adequate government reimbursement for our products is subject to regulatory changes and controls affecting these programs.
Medicaid is a joint federal and state program that is administered by the states for low‑income and disabled beneficiaries. We participate in the Medicaid Drug Rebate program, pursuant to which, as a condition of having federal funds made available for our drugs under Medicaid and Medicare Part B, we are required to pay a rebate to each state Medicaid program for our covered outpatient drugs that are reimbursed by Medicaid. Medicaid rebates are based on pricing data we report on a monthly and quarterly basis to the U.S. Centers for Medicare & Medicaid Services (CMS), the federal agency that administers the Medicaid and Medicare programs. These data include the average manufacturer price and, in the case of innovator products, the best price for each drug which, in general, represents the lowest price available from the manufacturer to any entity in the U.S. in any pricing structure, calculated to include all applicable sales and associated rebates, discounts, and other price concessions. If we become aware that our reporting for a prior quarter was incorrect, or has changed as a result of recalculation of the pricing data, we are obligated to resubmit the corrected data for up to three years after those data originally were due.

26	United Therapeutics

On December 31, 2020, CMS issued a final regulation that modified prior Medicaid Drug Rebate program regulations to permit reporting multiple best price figures with regard to value‑based purchasing arrangements (beginning in 2022); provide definitions for “line extension,” “new formulation,” and related terms, with the practical effect of expanding the scope of drugs considered to be line extensions that are subject to an alternative rebate formula (beginning in 2022); and revise best price and average manufacturer price exclusions of manufacturer-sponsored patient benefit programs, specifically regarding applicability of such exclusions in the context of pharmacy benefit manager “accumulator” programs (beginning in 2023). It is currently unclear whether the Biden administration will delay or suspend implementation of this final rule.
Medicare is a federal program that is administered by the federal government that provides covered health care benefits to individuals age 65 or over and to certain disabled and chronically ill persons. We are required to provide average sales price (ASP), information for certain of our products to CMS on a quarterly basis. The ASP we report must be calculated based on a statutorily-defined formula as well as regulations and interpretations of the statute by CMS. The ASP information is used by CMS to compute Medicare reimbursement rates for our drugs that are covered by Medicare Part B.
Unituxin is administered entirely as an in-patient therapy and would typically be reimbursed under Medicare Part A, which covers inpatient hospital benefits. However, because Unituxin is indicated for the treatment of a pediatric cancer, Medicare is unlikely to cover treatment, but Medicaid programs may cover pediatric patients requiring care. Remodulin and Tyvaso are reimbursable under Medicare Part B , which covers physician services and outpatient care. The Medicare Part B contractors who administer the program cover Remodulin and Tyvaso under local coverage determinations and provide reimbursement according to statutory guidelines. We pay rebates to sponsors that reimburse Medicare Part D products (Adcirca and Orenitram) as part of the Medicare Part D program, a voluntary outpatient prescription drug benefit to Medicare beneficiaries. State Medicaid programs also reimburse the cost of our commercial products at rates established by statutory guidelines. As noted above, when Remodulin, Tyvaso, Adcirca, Orenitram, and Unituxin are reimbursed by state Medicaid programs, we must pay rebates on our products to those state Medicaid programs. Federal law requires that any company that participates in the Medicaid Drug Rebate program also participate in the Public Health Service’s 340B drug pricing program, in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B program, which is administered by the Health Resources and Services Administration (HRSA), requires participating manufacturers to agree to charge statutorily-defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients. The 340B ceiling price is calculated using a statutory formula, which is based on the average manufacturer price and rebate amount for the covered outpatient drug as calculated under the Medicaid Drug Rebate program, and in general, products subject to Medicaid price reporting and rebate liability are also subject to the 340B ceiling price calculation and discount requirement.
A regulation regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities became effective on January 1, 2019. Implementation of this regulation could affect our obligations and potential liability under the 340B program in ways we cannot anticipate. We also are required to report our 340B ceiling prices to HRSA on a quarterly basis, which HRSA then publishes to 340B covered entities. Moreover, HRSA established an administrative dispute resolution (ADR) process under a final regulation effective January 13, 2021, for claims by covered entities that a manufacturer engaged in overcharging, and by manufacturers that a 340B covered entity violated the prohibitions against diversion or duplicate discounts. Such claims are to be resolved through an ADR panel of government officials rendering a decision that could be appealed only in federal court. An ADR proceeding could potentially subject us to discovery by covered entities and other onerous procedural requirements and could result in additional liability. Further, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities, expand manufacturer ceiling price obligations to so-called “contract pharmacies,” or require participating manufacturers to agree to provide 340B discounted pricing on drugs used in an inpatient setting. Any additional future changes to the definition of average manufacturer price and the Medicaid rebate amount could affect our 340B ceiling price calculations and negatively impact our results of operations.
In order to be eligible to have our products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by certain federal agencies and grantees, we also participate in the U.S. Department of Veterans Affairs (VA) Federal Supply Schedule (FSS) pricing program. Under this program, we are obligated to make our products available for procurement under an FSS contract under which we must comply with standard government terms and conditions and charge a price to certain federal agencies that is no higher than the statutory Federal Ceiling Price (FCP). The FCP is based on the non-federal average manufacturer price (Non-FAMP), which we calculate and report to the VA on a quarterly and annual basis. We also participate in the Tricare Retail Pharmacy program, under which we pay quarterly rebates on utilization of innovator products that are dispensed through the Tricare Retail Pharmacy network to Tricare beneficiaries. The rebates are calculated as the difference between the annual Non-FAMP and FCP. Pricing and rebate calculations vary across products and programs, are complex, and are often subject to interpretation by us, governmental or regulatory agencies and the courts, which can change and evolve over time.
In addition, in the U.S., drug pricing by pharmaceutical companies is currently, and is expected to continue to be, under close scrutiny, including with respect to companies that have increased the price of products after acquiring those products from other companies. There are numerous ongoing efforts at the federal and state level seeking to indirectly or directly regulate drug prices to reduce overall healthcare costs using tools such as price ceilings, value-based pricing, and increased transparency and disclosure obligations. Several states have passed or are considering legislation that requires or purports to require companies to report pricing information, including proprietary pricing information. For example, in 2017, California adopted a prescription

2020 Annual Report	27

drug price transparency state bill requiring advance notice of and an explanation for price increases of certain drugs that exceed a specified threshold. Similar bills have been introduced previously at the federal level and also enacted in other states, and additional legislation could be introduced this year.
Anti-Kickback, False Claims Laws, and The Prescription Drug Marketing Act
The federal Anti-Kickback Statute (AKS) prohibits, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of, or referring an individual for the furnishing of, any healthcare item or service reimbursable under Medicare, Medicaid, or other federally financed healthcare programs. This statute has been interpreted broadly to apply to arrangements between pharmaceutical manufacturers and prescribers, purchasers, formulary managers, and others. The term “remuneration” has been broadly interpreted to apply to anything of value including, for example, gifts, cash payments, donations, waivers of payment, ownership interests, and providing any item, service, or compensation for something other than fair market value. Liability under the AKS may be established without proving actual knowledge of the statute or specific intent to violate it. Although there are a number of statutory exceptions and regulatory safe harbors to the AKS protecting certain common business arrangements and activities from prosecution or regulatory sanctions, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration to those who prescribe, purchase, or recommend pharmaceutical and biological products, including certain discounts, or engaging such individuals as consultants, advisors, and speakers, may be subject to scrutiny if they do not fit squarely within an exception or safe harbor. Moreover, there are no safe harbors for many common practices, such as educational and research grants, charitable donations, product support, and patient assistance programs. The regulatory safe harbors also are subject to regulatory revision and interpretation by a number of government agencies. For example, in November 2020, the U.S. Department of Health and Human Services finalized a previously abandoned proposal to amend the discount safe harbor regulation of the AKS in a purported effort to create incentives to manufacturers to lower their list prices, and to lower federal program beneficiary out-of-pocket costs. The rule revises the AKS discount safe harbor to exclude manufacturer rebates to Medicare Part D plans, either directly or through pharmacy benefit managers (PBMs), creates a new safe harbor for point-of-sale price reductions that are set in advance and are available to the beneficiary at the point-of-sale, and creates a new safe harbor for service fees paid by manufacturers to PBMs for services rendered to the manufacturer. In response to a legal challenge brought by a trade association representing PBMs, the Biden Administration has agreed to delay the effective date of the rule by one year to January 1, 2023. It is too early to know whether the Biden Administration will further delay, rewrite, or allow the rule to go into effect, and if so, what the effect of the rule will be on negotiations of coverage for our products under Medicare Part D plans, or whether the rule will affect our coverage arrangements with commercial insurers. It is also unclear whether the rule will have the intended effect of reducing net prices and beneficiary out-of-pocket costs without also increasing Medicare Part D premiums, which may impact the willingness of Part D plans to cover our products and the price concessions or other terms the plans or their PBMs may seek from us. Violations of the AKS are punishable by imprisonment, criminal fines, damages, civil monetary penalties, exclusion from participation in federal healthcare programs, and liability under the federal civil False Claims Act (FCA).
The FCA prohibits any person from, among other things, presenting, or causing to be presented, a false or fraudulent claim for payment of government funds, or making, or causing to be made, a false statement material to a false or fraudulent claim. Actions under the FCA may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. Such private individuals may share in amounts paid by the defendant to the government in recovery or settlement. Many pharmaceutical and other healthcare companies have been prosecuted under the FCA for allegedly inflating drug prices they report to pricing services, which in turn were used by the government to set Medicare and Medicaid reimbursement rates; for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product; for violating the AKS; for materially deviating from statutorily required manufacturing standards; and on the basis of allegations related to certain marketing practices, including off-label promotion. FCA liability is potentially significant in the healthcare industry because the statute provides for treble damages and significant mandatory penalties per false or fraudulent claim or statement, as well as exclusion from participation in federal healthcare programs.
Many states also have statutes or regulations similar to the AKS and the FCA, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer. Several states have enacted legislation requiring pharmaceutical companies to, among other things, establish marketing compliance programs; file periodic reports with the state, including reports on gifts and payments to individual health care providers; make periodic public disclosures on sales, marketing, pricing, clinical trials, and other activities; and/or register their sales representatives. Some states prohibit certain sales and marketing practices, including the provision of gifts, meals, or other items to health care providers, and still others prohibit offering co-pay support to patients for certain prescription drugs.
The federal Physician Payments Sunshine Act, implemented as the Open Payments Program, requires certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report information regarding payments and transfers of value provided to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives.

28	United Therapeutics

We are also subject to numerous other anti-bribery and anti-fraud laws, including the U.S. Foreign Corrupt Practices Act (FCPA), the UK Bribery Act, and the federal Civil Monetary Penalties Law.
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
Outside the U.S., interactions between pharmaceutical companies and physicians are also governed by strict laws, regulations, industry self-regulation codes of conduct, and physicians’ codes of professional conduct. The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order, or use of medicinal products, which is prohibited in the EU, is governed by the national anti-bribery laws of the EU member states. Violation of these laws could result in substantial fines and imprisonment. Certain EU member states, or industry codes of conduct, require that payments made to physicians be publicly disclosed. Moreover, agreements with physicians must often be the subject of prior notification and approval by the physician’s employer, his/her competent professional organization, and/or the competent authorities of the individual EU member states. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines, or imprisonment.
The Patient Protection and Affordable Care Act of 2010 (PPACA)
The PPACA expanded healthcare coverage within the United States. The PPACA substantially changed the way healthcare is financed by both governmental and commercial payers, and significantly impacted the U.S. pharmaceutical industry. Among other things, the PPACA subjects biologics to potential competition by lower-cost biosimilars; establishes a different methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program, or MDRP, are calculated for covered outpatient drugs that are inhaled, infused, instilled, implanted, or injected; increases the minimum Medicaid rebates owed by manufacturers under the MDRP and extends the rebate program to individuals enrolled in Medicaid managed care organizations; establishes annual fees and taxes on manufacturers of certain branded prescription drugs; creates a Medicare Part D coverage gap discount program in which, as a condition of coverage of its products under Medicare Part D, manufacturers must agree to offer point-of-sale discounts off of negotiated prices for applicable brand drugs to eligible beneficiaries during their coverage gap period; and expands the Public Health Service Act’s 340B drug pricing program, including by creating new penalties for non-compliance.
The PPACA and certain of its provisions have been subject to judicial challenges as well as efforts to repeal or replace them or to alter their interpretation or implementation. For example, the Tax Cuts and Jobs Act (the Tax Act), enacted in December 2017, eliminated the tax-based payment required of individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code of 1986, commonly referred to as the “individual mandate,” effective January 1, 2019. On December 14, 2018, a United States District Court judge in Texas ruled that the Affordable Care Act is unconstitutional in its entirety because of Congress’s repeal of the individual mandate. On December 18, 2019, the United States Court of Appeals for the Fifth Circuit affirmed the portion of the district court’s ruling declaring the individual mandate unconstitutional and remanded for the district court to conduct analysis in the first instance on which provisions of the statute are severable from it and thus remain intact. The Supreme Court agreed to hear the case and a decision is expected by the Spring of 2021. The Bipartisan Budget Act of 2018, among other things, amended the Medicare Act (as amended by the PPACA) to increase the point-of-sale discounts that manufacturers must agree to offer under the Medicare Part D coverage discount program from 50 percent to 70 percent off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs being covered under Medicare Part D. Section 4408 of the CARES Act temporarily suspended Medicare sequestration during the period of May 1, 2020 through December 31, 2020, while extending the Medicare sequestration sunset date through 2030. There may be additional legislative changes, regulatory changes, and judicial challenges related to the PPACA. It is unclear how the PPACA and its implementation, as well as any efforts to repeal, replace or otherwise modify, or invalidate, the PPACA, or portions thereof, will affect our business.
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

2020 Annual Report	29

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
Privacy Laws
We must comply with numerous federal, state, and non-U.S. laws that govern the privacy and security of health and other personal information. In the U.S., numerous federal and state laws and regulations govern the collection, use, disclosure, and protection of health related and other personal information. Many of these laws differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Compliance with these laws is difficult, constantly evolving, and time consuming. Federal regulators, state attorneys general, and plaintiffs’ attorneys, including class action attorneys, have been and will likely continue to be active in this space.
HIPAA imposes privacy, security, and breach reporting obligations, including mandatory contractual terms, with respect to safeguarding the privacy and security of individually-identifiable health information upon covered entities subject to the rule. Although we are not directly subject to HIPAA—other than with respect to providing certain employee benefits—we could be subject to criminal penalties if we knowingly obtain, use, or disclose individually-identifiable health information maintained by a HIPAA covered entity in a manner that is not authorized or permitted by HIPAA. We also may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA.
In addition, we are required to comply with the California Consumer Privacy Act (CCPA). The CCPA became effective on January 1, 2020 and establishes certain requirements for data use and sharing transparency, and provides California residents certain rights concerning the use, disclosure, and retention of their personal data. The CCPA and its implementing regulations have already been amended multiple times since their enactment. Similarly, there are a number of legislative proposals in the United States, at both the federal and state level, that could impose new obligations or limitations in areas affecting our business. These laws and regulations are evolving and subject to interpretation, and may impose limitations on our activities or otherwise adversely affect our business. The obligations to comply with the CCPA and evolving legislation require us, among other things, to update our notices and develop new processes internally and with our partners. We may be subject to fines, penalties, or private actions in the event of non-compliance with these laws.
Outside the U.S., the legislative and regulatory landscape for privacy and data security continues to evolve. There has been increased attention to privacy and data security issues that could potentially affect our business, including the EU General Data Protection Regulation (GDPR), which became effective on May 25, 2018 and imposes potential penalties up to the greater of €20 million or four percent of annual global revenue for failure to comply with its requirements. In addition, the CCPA and laws and regulations enacted in the United States, Europe, Asia, and Latin America, increase potential enforcement and litigation activity.
In the event we enroll subjects in our ongoing or future clinical trials in the EU, we may be subject to additional privacy restrictions, including restrictions relating to the collection, use, storage, transfer, and other processing of personal data, including personal health data, regarding individuals in the European Economic Area (EEA) as governed by the GDPR. The GDPR imposes several requirements on companies that process personal data, strict rules on the transfer of personal data out of the EEA, including to the U.S., and fines and penalties for failure to comply with the requirements of the GDPR and the related national data protection laws of the EU member states. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. The obligations under the GDPR may be onerous and adversely affect our business, financial condition, results of operations, and prospects. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with any European activities. Further, the United Kingdom’s exiting of the EU, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom. In particular, it is unclear how data transfers to and from the United Kingdom will be regulated.

30	United Therapeutics

Because of the remote work policies we implemented due to the COVID-19 pandemic, information that is normally protected, including company confidential information, may be less secure. Cybersecurity and data security threats continue to evolve and raise the risk of an incident that could affect our operations or compromise our business information or sensitive personal information, including health data.
We may also need to collect more extensive health-related information from our employees to manage our workforce. If we or our third-party partners fail to comply or are alleged to have failed to comply with applicable data protection and privacy laws and regulations, and related employment rules, or if we were to experience a data breach involving personal information, we could be subject to government enforcement actions or private lawsuits.
In addition, our business could be adversely impacted if our ability to transfer personal data outside of the EEA or Switzerland is restricted, which could adversely impact our operating results.
Other Laws and Regulations
Numerous other statutory and regulatory regimes affect our business and operations. For example, our research and development efforts may be subject to laws, regulations, and recommendations related to safe working conditions, laboratory practices, use of animals in research and development activities, and the purchase, storage, movement, import, export, and use and disposal of hazardous or potentially hazardous substances. Antitrust and competition laws may restrict our ability to enter into certain agreements involving exclusive license rights. Future legislation and administrative action will continue to affect our business, the extent and degree of which we cannot accurately predict.
Environmental Matters
We are subject to a number of laws and regulations that require compliance with federal, state, and local regulations for the protection of the environment. We believe that our operations comply in all material respects with such applicable laws and regulations. Our compliance with these requirements did not change during the past year, and is not expected to have a material effect upon our capital expenditures, cash flows, earnings, or competitive position.
Human Capital
At United Therapeutics, we are united by our commitment to developing innovative therapies for unmet needs and our dedication to be responsible citizens that have a positive impact on patients, the environment, and society. Our employees, whom we call “Unitherians,” are mission critical to these commitments because they share the same passion and dedication to meeting our purpose. As of December 31, 2020, we had approximately 950 employees working across our 13 facilities worldwide.
Our people mission focuses on five key commitments, providing our employees with:
•Challenging, innovative work
•Opportunities for career advancement
•Autonomy to do their best work
•Inspiring work environment allowing for work/life integration
•Competitive pay and benefits
In 2020, we achieved $1.6 million in revenue per employee, which ranks near the top of our industry and peer groups. We feel strongly that such industry-leading productivity cannot be maintained without a core focus on our family of Unitherians, and a dedication to ensuring they are healthy and engaged. The Compensation Committee of our Board oversees our human capital management priorities.
The “Unitherian” Culture. At United Therapeutics, we are intentional in our effort to maintain our entrepreneurial culture. We believe this instills a greater sense of ownership, meaning, and commitment in our employees, motivating them to work as hard as possible to achieve our ambitious goals. Moreover, we are confident that our culture provides us with a competitive advantage by enabling us to attract the best talent to drive innovation and excellence in pursuit of our key strategic objectives.
Recruitment, Retention, and Talent Development. We strive to hire exceptionally smart people who are passionately committed to our goals and who will thrive in our unique culture. Once new employees join the United Therapeutics team, we provide a variety of personal and professional development opportunities for employees to grow and thrive. We believe that our recruitment and talent development efforts are key factors in our low turnover compared to our industry peer group, which historically has trended well below the industry average. In 2020, we continued that trend with our voluntary turnover at 5.2 percent, well below industry average of 10.9 percent (based on June 1, 2019 through June 1, 2020 data from Radford’s Turnover Study for the Life Sciences and Medical Devices Sector, published December 2020).
Diversity and Inclusion. We are proud of our diverse workforce, and we firmly believe that being a great place to work means being diverse and inclusive. Women represent 50 percent of United Therapeutics’ worldwide employees and 36 percent of our

2020 Annual Report	31

workforce identify as members of a racial or ethnic minority. We foster diversity and inclusion in many different ways, including support of employee resource groups and through our Inclusion Advisory Group that provides ongoing input to our DEI Executive Council on diversity, equity, and inclusion strategies and initiatives. In 2020, we launched a multi-year, company-wide training initiative to promote and enrich awareness of important diversity, equity, and inclusion topics.
Employee Communication and Engagement. We encourage our employees to speak up, and we take action when they identify a concern. We also take steps to promote proactive communication by our management team, including employee recognition, personal updates from leadership, and cross-functional engagement. Our employee engagement initiatives include town hall meetings to connect employees with company management, patient-focused sessions to connect Unitherians to the patient experience, and using Workplace by Facebook to create an employee-only social environment to connect Unitherians across functions. Our efforts are borne out in the results of recent employee engagement surveys, which showed that approximately 93 percent of respondents “have a high degree of trust, are likely to be retained, and are highly engaged.”
A Holistic Approach to Total Rewards and Employee Wellness. United Therapeutics requires an exceptionally talented workforce. Because our employees are key to driving our strategic goals, we provide robust people programs that demonstrate the high value we place on the financial, mental, and physical wellness of our employees. Our comprehensive total rewards package includes short and long-term incentive compensation that enables all of our full-time employees to participate in our financial success. For example, all full-time domestic employees are eligible to receive minimum annual compensation of $75,000, including salary and bonus. We also provide meaningful opportunities for employees to share in our success by making every full-time employee a shareholder through our long-term incentive programs. We offer market-leading benefit programs and provide access to a variety of health and wellness facilities and programs, such as on-site childcare centers and state-of-the-art fitness centers, and access to 24/7 employee assistance programs.
Our COVID-19 Response. Our commitment to the wellness of our employees, who are working hard to support a continuous supply of medicines to our patients, has been crucial during the COVID-19 pandemic. Throughout the pandemic, we have maintained consistent contact with our employees to help keep them safe and feeling connected. Early in the pandemic we provided personal protective supply kits to all employees, and we moved quickly to pivot all employees who could work remotely into a work-from-home model. For those employees required to come to our facilities, we are focused on providing the safest possible working environment. To further support our employees during this challenging time, in 2020 we provided all employees with multiple cash bonuses to supplement their regular salaries and bonuses, which have remained unaffected by the pandemic. We remain committed to ensuring the safest possible work environment and acknowledging our employees’ contributions during this unprecedented time.
Corporate Website
Our Internet website address is http://www.unither.com. Our filings on Form 10-K, Form 10-Q, Form 3, Form 4, Form 5, Form 8-K, and any and all amendments thereto are available free of charge through this Internet website as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission (SEC). They are also available through the SEC at http://www.sec.gov/edgar/searchedgar/companysearch.html.

32	United Therapeutics

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following is a list, as of February 24, 2021, setting forth certain information regarding our executive officers. Each executive officer holds office until the first meeting of the Board of Directors after the annual meeting of shareholders, and until his or her successor is elected and qualified or until his or her earlier resignation or removal. Each executive officer’s employment will end pursuant to the terms of his or her employment contract.

Name	Age	Position
Martine A. Rothblatt, Ph.D., J.D., M.B.A.	66	Chairman, Chief Executive Officer and Director
Michael Benkowitz	49	President and Chief Operating Officer
James C. Edgemond	53	Chief Financial Officer and Treasurer
Paul A. Mahon, J.D.	57	Executive Vice President, General Counsel and Corporate Secretary
Martine A. Rothblatt, Ph.D., J.D., M.B.A., founded United Therapeutics in 1996 and has served as Chairman and Chief Executive Officer since its inception. Previously, she created the satellite radio company SiriusXM. She is a co‑inventor on six of our patents pertaining to treprostinil, and the inventor of our recently-awarded patent on a brain-computer interface device for patients with debilitating cognitive conditions. In 2014, Dr. Rothblatt was appointed to the Committee of Science, Technology and Law of the National Research Council.
Michael Benkowitz joined United Therapeutics in 2011 as our Executive Vice President, Organizational Development. In this role, he was responsible for most company-wide administrative functions, including human resources and information technology, among others, and was also responsible for many of our business development efforts and oversight of several of our key collaborations. He was promoted to President and Chief Operating Officer in June 2016, when he also became responsible for all of our commercial, corporate compliance, and medical affairs activities.
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

2020 Annual Report	33

Item 1A. Risk Factors
Risks Related to Our Products and Our Operations
We rely heavily on sales of Remodulin, Tyvaso, and Orenitram to generate revenues and support our operations.
Sales of Remodulin, Tyvaso, and Orenitram comprise the vast majority of our revenues. Substantially decreased sales of any of these products could have a material adverse impact on our operations. A wide variety of events, such as withdrawal of regulatory approvals or substantial changes in prescribing practices or dosing patterns, many of which are described in other risk factors below, could cause sales of these products to materially decline, or to grow more slowly than expected. The current and expected availability of generic versions of our products has decreased and may continue to decrease our revenues. The approval of new PAH therapies, such as LIQ861, may negatively impact sales of our current and potential new products. Sales may decrease if any third party that manufactures, markets, distributes, or sells our commercial products cannot do so satisfactorily, or we cannot manage our internal manufacturing processes. Finally, if we are not able to successfully launch the Implantable System for Remodulin, Trevyent, or Tyvaso DPI or expand the Tyvaso label when we anticipate, or at all, for regulatory or other reasons, or demand for these products following their launch does not meet our expectations, the revenue opportunity for our treprostinil products could be significantly lower than we expect.
If our products fail in clinical trials, we will be unable to sell those products.
To obtain approvals from the FDA and international regulatory agencies to sell new products, or to expand the product labeling for our existing products, we must conduct clinical trials demonstrating that our products are safe and effective. Regulators have substantial discretion over the approval process. Regulators may require us to amend ongoing trials or perform additional trials, which have in the past and could in the future result in significant delays and additional costs or may be unsuccessful. If our clinical trials are not successful, or we fail to address identified deficiencies adequately, we will not obtain required approvals to market the new product or new indication. We cannot predict with certainty how long it will take to complete necessary clinical trials or obtain regulatory approvals of our current or future products. The time needed to complete clinical trials and obtain regulatory approvals varies by product, indication, and country. In addition, failure to obtain, or delays in obtaining, regulatory approval has in the past and could in the future require us to recognize impairment charges.
Our clinical trials have in the past and may in the future be discontinued, delayed, canceled, or disqualified for various reasons, including: (a) the COVID-19 pandemic, which initially caused us to suspend enrollment of most of our clinical studies, and may do so again; (b) the drug is ineffective, or physicians and/or patients believe that the drug is ineffective, or that other therapies are more effective or convenient; (c) patients do not enroll in or complete clinical trials at the rate we expect; (d) clinical trial sites or other third parties do not adhere to trial protocols and required quality controls under good clinical practices (GCP) regulations and similar regulations outside the United States; (e) patients experience severe side effects during treatment or die during our trials because of adverse events; and (f) the results of clinical trials conducted in a particular country are not acceptable to regulators in other countries.
We may not compete successfully with established or newly developed drugs or products.
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
Numerous treatments currently compete with our commercial therapies. For example, for the treatment of PAH, we compete with over fifteen branded and generic drugs. Sales of a generic version of Adcirca launched in August 2018 have had a material adverse impact on our sales of Adcirca. The availability of generic versions of Remodulin in the United States and in certain European countries today, as well as in certain additional European countries in the future, could materially impact our revenues. Our competitors are also developing new products that may compete with ours. For example, Liquidia is developing LIQ861, which if successful would compete directly with Tyvaso and Tyvaso DPI, and our other treprostinil-based products.
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

34	United Therapeutics

The successful commercialization of our products depends on the availability of coverage and adequacy of reimbursement from third-party payers, including governmental authorities and private health insurers. Pharmaceutical pricing and reimbursement pressures may negatively impact our sales.
The commercial success of our products depends, in significant part, on coverage by governmental payers such as Medicare and Medicaid, and private insurance companies. A reduction in the availability or extent of reimbursement from domestic or foreign government health care programs could have a material adverse effect on our business and results of our operations. Government payers and/or third-party payers are increasingly attempting to limit the price of medicinal products and frequently challenge the pricing of new or expensive drugs. In many markets outside the United States, governments control the prices of prescription pharmaceuticals through the implementation of reference pricing, price cuts, rebates, revenue-related taxes, and profit control. Financial pressures may cause United States government payers to mandate discounts or rebates on our products, limit future price increases, cap reimbursement rates for pharmaceuticals to rates paid internationally, require the automatic substitution of generic products, demand more rigorous requirements for initial coverage for new products or take other similar steps. On November 20, 2020, CMS issued an interim final rule to implement a “Most Favored Nation” demonstration project to test Medicare Part B reimbursement of certain separately-payable drugs and biologics based on international reference prices. Federal courts have enjoined implementation of this rule, but if the rule survives judicial scrutiny, the Most Favored Nation model will subject certain physician-administered drugs or biologics identified by CMS as having the highest annual Medicare Part B spending to an alternative payment methodology based on international reference prices, with the list of products to be updated annually to add more products and products not to be removed absent limited circumstances.
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
Our internal manufacturing process subjects us to risks as we engage in increasingly complex manufacturing processes. We manufacture our entire supply of Orenitram and Unituxin without an FDA-approved back-up manufacturing site, and do not plan to engage a third-party to manufacture these materials. Our long-term organ manufacturing programs will involve exceptionally complicated manufacturing processes, many of which have never been attempted on a clinical or commercial scale. It will take substantial time and resources to develop and implement such manufacturing processes, and we may never be able to do so successfully.
Additional risks of our manufacturing strategy include the following:
•We and our third-party manufacturers are subject to the FDA’s current good manufacturing practices regulations, current good tissue practices, and similar international regulatory standards. Our ability to exercise control over regulatory compliance by our third-party manufacturers is limited.
•We may experience difficulty designing and implementing processes and procedures to ensure compliance with applicable regulations as we develop manufacturing operations for new products.
•Natural and man-made disasters (such as fires, contamination, power loss, hurricanes, earthquakes, flooding, terrorist attacks and acts of war), disease outbreaks, and pandemics such as COVID-19 impacting our internal and third-party manufacturing sites could cause a supply disruption — for example, Medtronic manufactures the Implantable System for Remodulin at its facilities in Puerto Rico, which is vulnerable to hurricanes and earthquakes.
•Even if we and our third-party manufacturers comply with applicable drug manufacturing regulations, the sterility and quality of our products could be substandard and such products could not be sold or used or subject to recalls.
•The FDA and its international counterparts would require new testing and compliance inspections of new manufacturers of our products, or new manufacturing facilities we operate.

2020 Annual Report	35

•We may be unable to contract with needed manufacturers on satisfactory terms or at all.
•The supply of materials and components necessary to manufacture and package our products may become scarce or unavailable, which could delay the manufacturing and subsequent sale of such products. Products manufactured with substituted materials or components must be approved by the FDA and applicable international regulatory agencies before they could be sold.
•Our business partners who manufacture the devices to deliver our products are subject to FDA’s medical device requirements. Any non-compliance, recall, or enforcement action issued against them could adversely impact our sales and operations.
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
Our business, operations, financial results, liquidity, and stock price could be adversely impacted by the effects of the global COVID-19 pandemic. The extent of such impact, including the duration and magnitude of such effects, will depend on numerous rapidly evolving factors that we cannot currently accurately predict or assess, including, among others: the duration and scope of the pandemic; its impact on global and regional healthcare infrastructure, and the ability of patients to obtain medical care; the negative impact on global and regional economies and economic activity; actions governments, businesses, and individuals take in response to the pandemic; and how quickly economies and medical systems recover after the pandemic subsides. Our business could be materially adversely affected as a result of the COVID-19 pandemic due to social distancing/self-isolation, the burden the pandemic has placed on healthcare infrastructure, workplace and physician office closures, mass transit disruptions, quarantines, and other factors, which could cause, among other things:
•Interruption of our development pipeline. Approvals of new products we are developing, potential label expansions for existing products, and the launch of newly-approved products may be delayed or hindered, which would harm our revenue growth prospects. Enrollment in many of our clinical trials was suspended during the first quarter of 2020. Although enrollment in these studies at a limited number of sites has re-opened, we may experience further delays or difficulties, including delays or difficulties with clinical site initiation and recruiting clinical site investigators and clinical site staff. In addition, we may experience increased rates of patients withdrawing from our clinical trials following enrollment as a result of contracting COVID-19 or other health conditions or because of quarantines or travel limitations (whether voluntary or required). Our clinical trials, including the integrity and completeness of subject data and clinical study endpoints, may also be impacted or delayed by: (1) diversion of healthcare resources away from the conduct of clinical trials due to changes in hospital or research institution policies, governmental regulations, prioritization of hospital and other medical resources toward efforts to cope with the pandemic, or other reasons related to the pandemic; (2) interruption of key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by governments, employers, and others, or other interruption of clinical trial participant visits and study procedures; or (3) any interruption of, or delays in receiving, supplies of our investigational drug candidates or other study materials from us or our contract manufacturing organizations, due to staffing shortages, production slowdowns, or stoppages and disruptions in distribution systems. In addition, our pipeline may be delayed by interruption or delays in the operations of the FDA or other regulatory authorities, which are extremely busy responding to the COVID-19 pandemic and are working from home as a result of social distancing requirements. Any prolongation or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of our new products and label expansions.
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

36	United Therapeutics

•Disruption of our operations. COVID-19 could disrupt many aspects of our operations, which could harm our business and prospects. For example, due to “shelter-in-place” orders and other public health guidance measures, we have implemented a work-from-home policy for all personnel excluding those necessary to maintain minimum basic operations. Our increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay, or otherwise adversely impact our business. The increase in working remotely could increase our cybersecurity risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators, manufacturing sites, clinical trial sites, and other third parties. In addition, as a result of shelter-in-place orders or other mandated travel restrictions, our on-site staff conducting research and development and manufacturing activities may not be able to access our laboratories or manufacturing space, and these core activities may be significantly limited or curtailed, possibly for an extended period of time. Further, we, and third parties with which we engage to conduct distribution, production, and research and development activities, may experience limitations on the ability to recruit and hire key personnel due to the inability to meet with candidates because of travel restrictions and “shelter-in-place” orders. We and third parties with which we engage also may experience operational challenges caused by sickness of our employees or their families, the desire of employees to avoid contact with large groups of people, and an increased reliance on working from home or mass transit disruptions. Efforts to accelerate vaccine production and distribution (such as Operation Warp Speed) have impacted availability and lead times for certain materials used in the manufacture of our products. If we, or our third-party suppliers and contract manufacturers, are unable to source materials critical to our operations it may prevent us from manufacturing our products for an indefinite period until such materials become available.
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
COVID-19, and the volatile regional and global economic conditions stemming from the pandemic, could also precipitate or aggravate the other risk factors discussed in this Report, which could materially adversely affect our business, financial condition, results of operations, liquidity, and stock price. Further, the COVID-19 pandemic, or any future outbreak of disease, may also affect our operating and financial results in a manner that is not presently known to us or that we currently do not consider to present significant risks. The possible extent of the impact of the COVID-19 pandemic is inherently difficult to predict and will ultimately depend on a number of factors outside our control, including the ultimate duration and severity of the pandemic and the resulting economic downturn.
We rely in part on third parties to perform activities that are critical to our business.
Third parties assist us in activities critical to our operations, such as: (1) manufacturing our clinical and commercial products; (2) conducting clinical trials, preclinical studies, and other research and development activities; (3) obtaining regulatory approvals; (4) conducting pharmacovigilance-related and product complaint activities, including drug safety, reporting adverse events, and product complaints; (5) obtaining medical device clearances and approvals for the devices used to deliver our drugs; and (6) marketing and distributing our products. Any disruption in the ability of third parties to continue to perform these critical activities, including as a result of the COVID-19 pandemic, could materially adversely impact our business and results of operations. Any change in service providers could interrupt the manufacture and distribution of our products and services, and impede the progress of our clinical trials, commercial launch plans, and related revenues.
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

2020 Annual Report	37

We rely heavily on MannKind for various manufacturing activities related to Tyvaso DPI. MannKind announced that its currently available cash and financing sources are not sufficient to continue to meet its current and anticipated cash requirements, raising substantial doubt about its ability to continue as a going concern. If MannKind is unable to supply us with devices and other components necessary to develop and manufacture Tyvaso DPI, the timing and success of this program could be materially adversely impacted.
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
We rely heavily on third-party contract research organizations, contract laboratories, clinical investigative sites, and other third-parties to conduct our clinical trials, preclinical studies and other research and development activities. In addition, the success of certain products we are developing will depend on clinical trials sponsored by third parties. Third-party failure to conduct or assist us in conducting clinical trials in accordance with study protocols, quality controls, GCP, or other applicable requirements or to submit associated regulatory filings, could limit or prevent our ability to rely on results of those trials in seeking regulatory approvals.
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

38	United Therapeutics

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
Our business activities may be subject to challenge under laws in jurisdictions around the world restricting particular marketing practices, such as:
•Anti-kickback and false claim statutes, the Foreign Corrupt Practices Act, and the United Kingdom Bribery Act. In the United States, the Federal Anti-Kickback Statute prohibits, among other activities, knowingly and willfully offering, paying, soliciting, or receiving remuneration (i.e., anything of value) to induce, or in return for, the purchase, lease, order or arranging the purchase, lease or order of any health care product or service reimbursable under any federally financed healthcare program like Medicare or Medicaid. This statute is interpreted broadly to apply to arrangements between pharmaceutical manufacturers and prescribers, purchasers, formulary managers, patients, and others. Our practices may not always qualify for safe harbor protection under this statute.
•The Federal False Claims Act prohibits any person from knowingly presenting or causing to be presented a false or fraudulent claim for payment of government funds, or making or causing a false statement material to a false or fraudulent claim. Pharmaceutical and health care companies have faced liability under this law for causing false claims to be submitted because they marketed a product for unapproved and non-reimbursable uses.
•Analogous state laws and regulations, including anti-kickback and false claims laws, which apply to items and services reimbursed under Medicaid or, in several states, regardless of the payer, including private payers.
Compliance with these and similar laws on a state-by-state basis is difficult, time consuming, and will require substantial resources. Any investigation, inquiry, or other legal proceeding under these laws related to our operations, even if we successfully defend against it, or any penalties imposed upon us for failure to comply, could have a material adverse effect on our business and financial condition or reputation. Sanctions under these federal and state laws may include treble civil monetary penalties, payment of damages, fines, exclusion of our products from reimbursement under federal health care, programs, imprisonment, diminished profits and earnings, and the curtailment or restructuring of our operations.
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
Political, economic, and regulatory influences may lead to fundamental changes in the U.S. healthcare industry, particularly given the current atmosphere of mounting criticism of prescription drug costs in the U.S. We expect there will continue to be legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to commercialize and to sell our products profitably. For example, we anticipate that the new Biden Administration, U.S. Congress, state legislatures, and regulators may adopt or accelerate adoption of new healthcare policies and reforms intended to curb healthcare costs, such as federal and state controls on government-funded reimbursement for drugs (including in Medicare and Medicaid), new or enhanced requirements to pay prescription drug rebates and penalties to government healthcare programs, and additional pharmaceutical cost transparency measures that aim to require drug companies to justify their prices through required disclosures.
At the federal level, there have been and continue to be a number of healthcare-related legislative and regulatory initiatives and reforms that significantly affect the pharmaceutical industry. For example, the PPACA, which was passed in March 2010, has substantially changed the way healthcare is financed by both governmental and commercial payers, and has significantly impacted the U.S. pharmaceutical industry. The PPACA is a broad measure intended to expand healthcare coverage within the

2020 Annual Report	39

United States, primarily through the imposition of health coverage-related mandates on employers and individuals and expansion of the Medicaid program. The PPACA and certain of its provisions have been subject to judicial challenges as well as efforts to repeal or replace them or to alter their interpretation or implementation. It is unclear how the PPACA and its implementation, as well as efforts to repeal, replace, or otherwise modify, or invalidate, the PPACA, or portions thereof, will affect our business.
Additionally, there has been increasing legislative, regulatory, and enforcement interest in the United States regarding drug pricing practices. Among other things, there have been several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things: bring more transparency to drug pricing; reduce the cost of prescription drugs under government payer programs; review the relationship between pricing and manufacturer patient programs; and reform government program reimbursement methodologies for drugs. For example, on November 20, 2020, CMS issued the Most Favored Nation demonstration project discussed above, and there is also proposed legislation pending that would establish an international reference price-based Medicare Part B drug and biological payment methodology.
Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement limitations, marketing cost disclosure, and transparency measures, and, in some cases, measures designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs.
We anticipate that the PPACA and other healthcare reform measures that may be adopted in the future may result in additional downward pressure on coverage and the payment that we receive for any approved product, and adversely impact our business. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payment from commercial payers. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. Further state and federal healthcare reform measures adopted in the future could limit the amounts that state and federal governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure. In October 2020, the U.S. Department of Health and Human Services (HHS) and the FDA issued a final rule and guidance concerning two new pathways for importing lower-cost drugs into the United States. The final rule allows certain prescription drugs to be imported from Canada, and the guidance describes procedures for drug manufacturers to facilitate the importation of FDA-approved drugs and biologics manufactured abroad and originally intended for sale in a foreign country into the United States. Additionally, in November 2020, the HHS adopted a rule that will eliminate the safe harbor shielding Medicare Part D rebates to pharmacy benefit managers from the Anti-Kickback Statute. In response to a legal challenge brought by a trade association representing PBMs, the Biden Administration agreed to delay the effective date of the rule until January 1, 2023. It is difficult to predict the impact, if any, of any such legislation or executive actions on the use of and reimbursement for our products in the United States, including the potential for the importation of generic versions of our products.
If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate Program or other governmental pricing programs, we could be subject to additional reimbursement requirements, penalties, sanctions, and fines, which could adversely impact our business, financial condition, results of operations, and prospects.
We participate in, and have certain price reporting obligations to, the Medicaid Drug Rebate program and other governmental programs that require us to pay rebates or offer discounts on our products. Certain programs, such as the Public Health Service’s 340B drug pricing program (the 340B program) and the U.S. Department of Veteran Affairs (VA) Federal Supply Schedule (FSS) pricing program, impose limits on the price we are permitted to charge certain entities for our products or for any future products for which we receive regulatory approval. Statutory and regulatory changes regarding these programs and their requirements could negatively affect the coverage and reimbursement by these programs of our products or any future products for which we receive regulatory approval and could negatively impact our results of operations. Our failure to comply with these price reporting, rebate payment, or pricing requirements could adversely impact our financial results. Applicable laws and regulations, including the PPACA, and regulations promulgated thereunder, could affect our obligations in ways we cannot anticipate.
Pricing and rebate calculations vary among products and programs. The calculations are complex and are often subject to interpretation by us, governmental or regulatory agencies, and the courts. If we must restate or recalculate information provided under these programs, our costs of compliance could increase. Additionally, we could be held liable for errors associated with our submission of pricing data, including retroactive rebates and program refunds. We may incur significant civil monetary penalties if we are found to have knowingly submitted false average manufacturer price or best price information to the government, to have made a misrepresentation in our reporting of ASP figures, to have knowingly provided false information in connection with a Non-FAMP filing, or to have charged 340B covered entities more than the statutorily mandated ceiling price. Certain failures to timely submit required data also could result in a civil monetary penalty for each day the information is late. We could also become subject to allegations under the False Claims Act and other laws and regulations. In addition, misreporting and failure to timely report data to CMS also can be grounds for CMS to terminate our Medicaid drug rebate agreement, pursuant to which we participate in the Medicaid Drug Rebate program. In the event that CMS terminates our rebate agreement, no federal payments would be available under Medicaid or Medicare Part B for our covered outpatient drugs.
CMS, the VA, and the Office of Inspector General of the Department of Health and Human Services (OIG) have pursued manufacturers that were alleged to have failed to report data to the government in a timely manner. Governmental agencies may also make changes in program interpretations, requirements or conditions of participation, some of which may have implications

40	United Therapeutics

for amounts previously estimated or paid. We cannot guarantee that our submissions will not be found by CMS, the VA, or other governmental agencies to be incomplete or incorrect.
We may be subject to enforcement action or penalties based on our current policy regarding the distribution of 340B program drugs at 340B ceiling prices through third-party pharmacies that contract with covered entities participating in the 340B program, known as “340B contract pharmacies”. Increasing use of 340B contract pharmacies, coupled with a lack of oversight and transparency, has resulted in increased risks of 340B statutory violations related to the diversion of 340B-purchased drugs to individuals who are not patients of the 340B covered entity, and to prohibited “duplicate discounts” when 340B-purchased drugs are also billed to Medicaid. These program integrity risks have been exacerbated by the exponential growth in the use of 340B contract pharmacies over the past decade. We responded by adopting a new 340B contract pharmacy policy to address these risks by limiting shipments to 340B contract pharmacies that meet certain criteria. Our new contract pharmacy policy is intended to preserve patient access, while addressing compliance and integrity concerns resulting from the proliferation of contract pharmacies — problems that overshadow and threaten to undermine this vital safety net program. Nonetheless, certain 340B covered entities and the HHS, in a non-binding advisory opinion, have stated that, in their view, manufacturers in the 340B program are obligated to sell 340B drugs at the 340B ceiling prices to all contract pharmacies acting as agents of a covered entity. Thus, we may face enforcement action or penalties as well as adverse publicity. We expect the compliance of policies like ours will likely be litigated.
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
Payers and pharmacy benefit managers (PBMs) have developed mechanisms to limit the benefits of co-pay assistance for commercially insured programs through co-pay accumulator programs. These programs do not allow a patient using co-pay assistance to count the manufacturer’s co-payment contribution toward their annual out-of-pocket payment maximum. Therefore, patients using co-pay assistance are penalized financially for using these programs. Some states have passed legislation to limit the use of co-pay accumulator programs, while the Trump administration and other states have indicated that these programs should be allowed to limit cost of care and encourage patients to use lower cost generics. In addition, some states have imposed restrictions on manufacturer co-pay programs when therapeutic equivalents are available. Growing use of such programs, or new laws limiting manufacturer ability to provide co-pay assistance, could affect patient access to our products and limit product utilization, which may, in turn, adversely affect our business, prospects, and stock price.
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

2020 Annual Report	41

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
The period under which our commercial and developmental therapies are protected by our patent rights is limited. Three of our U.S. patents covering our current methods of synthesizing and producing treprostinil, the active ingredient in Remodulin, Tyvaso, and Orenitram, expired in October 2017, and three more will expire in 2028. Our patents related to our individual treprostinil-based products expire at various times between 2024 and 2031. We entered into settlement agreements with a number of generic drug companies permitting certain companies to launch generic versions of Remodulin in the United States and other companies to launch generic versions of Orenitram and Tyvaso in the United States. A U.S. patent for Adcirca for the treatment of pulmonary hypertension expired in November 2017, and FDA-conferred regulatory exclusivity expired in May 2018, leading to the launch of a generic version of Adcirca in August 2018. We have no issued patents or pending patent applications covering Unituxin. For further details, please see Part I, Item 1.—Business—Patents and Other Proprietary Rights, Strategic Licenses, and Market Exclusivity—Generic Competition.
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
Third parties have challenged, and may in the future challenge, the validity of our patents, through patent litigation and/or initiating proceedings, including re-examinations, inter partes reviews, post-grant reviews, and interference proceedings, before the USPTO or other applicable patent filing office, or other means. In March 2020, Liquidia filed petitions for inter partes review of two of our treprostinil-related patents, and in October 2020 the PTAB instituted inter partes review proceedings with respect to one of these patents and declined to institute proceedings with respect to the other patent. In April 2020, we received a Paragraph IV notification letter from Liquidia indicating that Liquidia’s NDA contains a certification alleging that LIQ861 will not infringe any of the patents currently listed in the Orange Book for Tyvaso because those patents are not valid, not enforceable, and/or will not be infringed by the commercial manufacture, use or sale of LIQ861. In June 2020, we filed a patent infringement lawsuit against Liquidia related to its NDA for LIQ861. In January 2021, Liquidia filed a petition for inter partes review of an additional patent that we listed in the Orange Book for Tyvaso and asserted against Liquidia in the pending litigation.
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

42	United Therapeutics

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
We may borrow up to $1.5 billion under our Credit Agreement, which matures in December 2025. Currently, our outstanding principal balance is $800.0 million. Our ability to repay or refinance our debt obligations under our Credit Agreement and any

2020 Annual Report	43

future debt that we may incur will depend on our financial condition and operating performance, which are subject to a number of factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on our indebtedness. Our inability to generate sufficient cash flows to satisfy our debt obligations would materially and adversely affect our financial position and results of operations. If we cannot repay or refinance our debt as it becomes due, we may be forced to take disadvantageous actions, including reducing or delaying investments and capital expenditures, disposing of material assets or operations, seeking additional debt or equity capital, or restructuring or refinancing our indebtedness. We may not be able to effect any such alternative measures on commercially reasonable terms or at all and, even if successful, such actions may not enable us to meet any such debt service obligations. In addition, our ability to withstand competitive pressures and to react to changes in our industry could be impaired.
We may select interest rates under our Credit Agreement that are calculated using LIBOR. The authority that regulates LIBOR announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after June 2023. If LIBOR ceases to exist after June 2023, we and Wells Fargo, as the administrative agent, may amend the Credit Agreement to establish an alternate benchmark reference rate. To the extent our interest rates increase, our interest expense will increase, which could adversely affect our financial condition, operating results and cash flows.
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
•Substantial sales of our common stock by us or our existing shareholders, or concerns that such sales may occur;
•Future issuances of common stock by us or other activity which could be viewed as being dilutive to our shareholders;
•Rumors or incorrect statements by investors and/or analysts concerning our company, our products, or our operations;

44	United Therapeutics

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
Provisions of Delaware law, our charter, bylaws and employment and license agreements, among other things, could prevent or delay a change of control or change in management that may be beneficial to our public shareholders.
Certain provisions of Delaware law, our restated certificate of incorporation, and our ninth amended and restated bylaws may prevent, delay, or discourage a merger, tender offer, or proxy contest; the assumption of control by a holder of a large block of our securities; and/or the replacement or removal of current management by our shareholders. For example, our restated certificate of incorporation divided our Board of Directors into three classes. The recent declassification of our Board will be phased in and all directors will not be elected annually until our 2023 annual meeting of shareholders. This provision may make it more difficult for shareholders to replace the majority of directors until such time. It may also deter the accumulation of large blocks of our common stock by limiting the voting power of such blocks.
Non-competition and all other restrictive covenants in most of our employment agreements will terminate upon a change of control that is not approved by our Board. Similarly, a change of control, under certain circumstances, could accelerate the vesting of outstanding stock options, and restricted stock units. Any increase in our stock price resulting from the announcement of a change of control, and our broad-based change of control severance program, under which employees may be entitled to severance benefits if they are terminated without cause (or they terminate their employment for good reason) following a change of control, could make an acquisition of our company significantly more expensive to the purchaser.
We enter into certain license agreements that generally prohibit our counterparties or their affiliates from taking necessary steps to acquire or merge with us, directly or indirectly throughout the term of the agreements, plus a specified period thereafter. We are also party to certain license agreements that restrict our ability to assign or transfer the rights licensed to us to third parties, including parties with whom we wish to merge, or those attempting to acquire us. These agreements often require that we obtain prior consent of the counterparties if we contemplate a change of control. If these counterparties withhold consent, related agreements could be terminated and we would lose related license rights. For example, Lilly and MannKind have the right to terminate our license agreements related to Adcirca and Tyvaso DPI, respectively, in the event of certain change of control transactions. These restrictive change of control provisions could impede or prevent mergers or other transactions that could benefit our shareholders.
Our shareholders must rely on stock appreciation for any return on their investment in us.
We have never paid, and do not intend to pay, cash dividends. Our Credit Agreement may restrict us from doing so. As a result, the return on an investment in our common stock depends entirely upon the future appreciation, if any, in the price of our common stock.
Our exclusive forum bylaw may limit our shareholders’ ability to bring a claim in a forum that they find favorable for disputes with us or our directors, officers, other employees.
Our bylaws provide that, to the fullest extent permitted by law, unless we agree in writing to an alternative forum, (a) the Delaware Court of Chancery (or, if such court does not have, or declines to accept, jurisdiction, another state court or a federal court located in Delaware) will be the exclusive forum for any complaint asserting any internal corporate claims, including claims in the right of the Corporation based upon a violation of a duty by a current or former director, officer, employee or stockholder in such capacity, or as to which the Delaware General Corporation Law confers jurisdiction upon the Court of Chancery, and (b) the federal district courts will be the exclusive forum for any complaint asserting a cause of action arising under the Securities Act of 1933, as amended. The choice of forum provision may limit our shareholders’ ability to bring a claim in a forum that they find favorable for disputes with us or our directors, officers or other employees, and may discourage such lawsuits. There is uncertainty as to whether a court would enforce this provision. If a court ruled the choice of forum provision was inapplicable or unenforceable in an action, we may incur additional costs to resolve such action in other jurisdictions. Our choice of forum provision is intended to apply to the fullest extent permitted by law to the above-specified types of actions and proceedings, including any derivative actions asserting claims under state law or the federal securities laws. Our shareholders will not be deemed, by operation of the choice of forum provision, to have waived our obligation to comply with all applicable federal securities laws and the rules and regulations thereunder.
Item 1B. Unresolved Staff Comments
None.

2020 Annual Report	45

Item 2. Properties
Maryland—We own a 415,000 square foot combination laboratory and office building complex in Silver Spring, Maryland that serves as our co-headquarters and is used for commercial manufacturing. These manufacturing activities include the synthesis of treprostinil, the active ingredient in Remodulin and Tyvaso, and treprostinil diolamine, the active ingredient in Orenitram, as well as dinutuximab, the active ingredient in Unituxin. We also manufacture Remodulin, Tyvaso, and Unituxin drug product in our Silver Spring complex. In 2019, we completed construction of a new cell culture and purification facility. In early 2021, we decided to repurpose this facility to produce autologous cells that will be used to cellularize lung scaffolds for clinical studies.
North Carolina—We own a 380,000 square foot combination manufacturing facility and office building in Research Triangle Park, North Carolina (RTP facility), which serves as our co-headquarters and is occupied by our clinical research and development, commercialization and our logistics and manufacturing personnel. We manufacture Orenitram drug product and we package, warehouse and distribute Remodulin, Tyvaso, Orenitram, and Unituxin at this location. We also own a 132-acre site containing approximately 160,000 square feet of building space adjacent to our RTP facility, which we use for our research, development, and manufacturing facilities related to our lung regeneration program, office space, and for future expansion.
We believe that these facilities, along with various other owned and leased facilities, are adequate for our current operations and that additional land and facilities for future expansion are reasonably available.
Item 3. Legal Proceedings
Currently, and from time to time, we are subject to claims in legal proceedings arising in the normal course of business. While we presently believe that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, cash flows or results of operations, legal proceedings are inherently uncertain, and unfavorable rulings could, individually or in aggregate, have a material adverse effect on our business, financial condition or operating results. Please refer to Note 14—Litigation, to our consolidated financial statements, which is incorporated herein by reference.
Item 4. Mine Safety Disclosures
Not applicable.

46	United Therapeutics

PART II
Item 5. Market for Registrant’s Common Equity,
Related Stockholder Matters and Issuer Purchases of
Equity Securities
Market Information
Our common stock trades on the Nasdaq Global Select Market under the symbol “UTHR”.
Number of Holders
As of February 17, 2021, there were 33 holders of record of our common stock.
Dividend Policy
We have never paid and have no present intention to pay cash dividends on our common stock in the foreseeable future, and our Credit Agreement contains covenants that may restrict us from doing so. We intend to retain any earnings for use in our business operations.
Issuer Purchases of Equity Securities
We did not repurchase any of our outstanding equity securities during the year ended December 31, 2020.

2020 Annual Report	47

Comparison of Five-Year Total Cumulative Shareholder Return
The following chart shows the performance from December 31, 2015 through December 31, 2020 of our common stock, compared with an investment in the stocks represented in each of the Nasdaq U.S. Benchmark TR Index and the Nasdaq ICB: 4577 Pharmaceutical Stock Index, assuming the investment of $100 at the beginning of the period and the reinvestment of dividends, if any.

$250
$200
$150
$100
$50
$—
December 31, 2015
December 31, 2016
December 31, 2017
December 31, 2018
December 31, 2019
December 31, 2020
United Therapeutics Corporation
ICB: 4577 Pharmaceuticals (Subsector)
NASDAQ US Benchmark TR Index

Item 6. Selected Financial Data
The selected financial data previously required by Item 301 of Regulation S-K has been omitted in reliance on SEC Release No. 33-10890.

48	United Therapeutics

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and related notes to our consolidated financial statements. All statements in this filing are made as of the date this Report is filed with the U.S. Securities and Exchange Commission (SEC). We undertake no obligation to publicly update or revise these statements, whether as a result of new information, future events or otherwise.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report contain forward-looking statements made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934 (the Exchange Act) and the Private Securities Litigation Reform Act of 1995. These statements, which are based on our beliefs and expectations about future outcomes and on information available to us through the date this Report on Form 10-K is filed with the SEC, include, among others, statements related to the following:
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
•The expected volume and timing of sales of Remodulin, Tyvaso, Orenitram, Unituxin, and the Remunity Pump, as well as potential future commercial products, including the anticipated effect of various research and development efforts on sales of these products;
•The timing and outcome of clinical studies, other research and development efforts, and related regulatory filings and approvals;
•The potential timing and outcome of our anticipated launch of Tyvaso DPI, Trevyent, and the Implantable System for Remodulin;
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
We caution you that these statements are not guarantees of future performance and are subject to numerous evolving risks and uncertainties that we may not be able to accurately predict or assess, and that may cause our actual results to differ materially from anticipated results, including the risks and uncertainties we describe in Part I, Item 1A—Risk Factors of this Report and factors described in other cautionary statements, cautionary language, and risk factors set forth in our other filings with the SEC.

2020 Annual Report	49

Impact of COVID-19 on our Business
We are closely monitoring developments related to the COVID-19 pandemic and are making every effort to ensure we remain focused on the health and well-being of our patients and our employees while maintaining business continuity. It remains difficult to predict what impact this pandemic, and the associated economic impacts, will ultimately have on our business. While we remain confident in our prospects over the longer term, there is considerable uncertainty and lack of visibility regarding our near-term revenue growth prospects and product development plans due to the rapidly evolving situation.
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
We have an ample supply of our products. To ensure access to our treprostinil-based products, and in accordance with our long-standing inventory policy, we have sufficient inventory of finished treprostinil-based drug products (Remodulin, Tyvaso, and Orenitram) to supply the market for at least two years at current levels of demand. In addition, we manufacture our own treprostinil active pharmaceutical ingredient (API) at our Silver Spring, Maryland facility and have three years’ worth of treprostinil API on hand at any given time, as well as a substantial inventory of the key raw material necessary to manufacture it. These products and API supplies are all stored at our own warehouses in the United States. Manufacturing of our treprostinil-based products, both internally and at our contract manufacturers, continues mostly as usual, and we do not currently anticipate any supply shortages of our treprostinil-based products.
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
We have redundant qualified manufacturing sites for our two current best-selling products: Remodulin and Tyvaso. Should either site be impacted by an outbreak, production activities could be diverted to the other qualified site, each of which is capable of supplying the worldwide market. Our internal manufacturing and packaging operations are independently staffed and physically segregated by technical capability (e.g., oral solid dose, aseptic vial filling, etc.). If any internal operation is impacted by an outbreak, we believe that area and staff could shut down and isolate, respectively, without affecting the other manufacturing areas.
To date, we have not experienced any interruption of our supply of drug products and devices needed to support our ongoing clinical trials.
Distribution of drug product to patients continues without interruption. Specialty pharmacy distributors, which we require to maintain at least 30 days’ worth of inventory on hand at any given time, continue to ship our products to patients and hospitals. Specialty pharmacies have assured us that they have exercised their continuity plans to avoid supply disruptions. They have also assured us that their nursing support services, which are required for therapy initiation and over the course of treatment to train patients to safely administer their medicine, continue through a combination of in-person and virtual visits. Similarly, we are not aware of any disruption to the distribution of Unituxin treatment for patients with neuroblastoma. We have a contingency plan in place to secure alternative product transportation capability to deliver our products to distributors in the event traditional freight operations are disrupted.
Our commercial efforts continue but could be disrupted as a result of the COVID-19 pandemic. Our commercial field-based teams are predominantly meeting with prescribing physicians virtually instead of in person, although we have recommenced in-person visits to those sites where it is possible to do so safely.
During the second quarter of 2020, we observed several COVID-19 related impacts on U.S. demand for our treprostinil-based therapies:
•In the second quarter of 2020, we saw a reduction in new patient prescriptions and new patient starts across all of our treprostinil-based products, which was due to the inability of patients to visit their physician’s office to determine whether our medicines may be appropriate, and physician concerns about initiating new PAH therapies via telemedicine. By the end of the third quarter, the number of new patient prescriptions and new patient starts had reached or exceeded pre-pandemic levels for all of our products, a trend that continued through the end of 2020.
•Drug shipments to patients during the second quarter were stable relative to prior quarters due to lower discontinuation rates for patients already on our medicines. Drug shipments steadily increased during the second half of the year, consistent with growth in the number of patients on our therapies.
•We believe the reduction in new patient starts had a negative impact on sales of Remodulin, and to a lesser extent Tyvaso and Orenitram, during the second quarter of 2020. During the second half of 2020, new patient starts recovered to pre-pandemic levels.

50	United Therapeutics

We have overcome pandemic-related delays in launching the Remunity Pump. We recently launched sales of the Remunity Pump for Remodulin in February 2021, following a delay due to pandemic-related issues impacting our partner DEKA’s ability to secure certain components and raw materials necessary to manufacture a continuous supply of pumps, pump disposables, and pump controllers. We launched the product once DEKA built safety stock of these components and raw materials to a level that we believe will allow us to withstand a significant supplier disruption without adverse impact to our patient base. We implemented this strategy due to the increasing COVID-19 infection rates observed in the United States during the second quarter of 2020, as many of the Remunity Pump component suppliers are located domestically. We will continue to closely monitor infection rates and their geographic intensity, which may cause us to increase safety stock further for certain suppliers based on location.
Our clinical studies remain open. Most of our ongoing clinical studies initially paused enrollment during the first quarter of 2020 due to the pandemic, but patients already enrolled in studies continued to receive the study drug and complete necessary clinical evaluations as appropriate. This enrollment pause has been lifted for all of our studies. However, we have only been able to re-open enrollment at a limited number of clinical trial sites, and it is difficult to predict when we will be able to re-open enrollment at additional sites for these studies, and whether we will experience further disruptions as the pandemic unfolds. In addition, it is unclear what impact the pandemic may have on the timing of future studies, such as TETON. As such, we expect that completion and data readouts for several of our ongoing and planned studies will be delayed, but we do not currently expect delays of our potential product launch plans relative to the near- and medium-term windows described in the table above under Part I, Item 1—Business—Research and Development. To mitigate these delays, we expanded our efforts to enter into contracts with additional clinical study sites and complete other site activation activities for certain studies where practicable, so that we may rapidly resume enrollment of our clinical studies at the appropriate time.
For additional discussion of the risks to our business associated with COVID-19, please see the risk factor above entitled, We face risks and uncertainties related to the COVID-19 pandemic, which could significantly disrupt our operations and/or business for an unknown period of time.
Overview of Marketed Products
We market and sell the following commercial products:
•Remodulin, a continuously-infused formulation of the prostacyclin analogue treprostinil, approved by the FDA for subcutaneous and intravenous administration to diminish symptoms associated with exercise in patients with PAH. Remodulin has also been approved in various countries outside of the United States. In February 2021, we launched sales of the Remunity Pump, a new subcutaneous delivery system for Remodulin.
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
For additional detail regarding our commercial products, see Part I, Item 1—Business—Our Commercial Products.
Research and Development
We are engaged in research and development of new indications and delivery devices for our existing products. In particular, we are developing the Implantable System for Remodulin, Trevyent, and RemoLife, all of which are new delivery systems for Remodulin. We are developing Tyvaso DPI, a dry powder inhalation form of Tyvaso. We are studying Tyvaso in patients with WHO Group 3 pulmonary hypertension and in idiopathic pulmonary fibrosis.
In addition, we are developing new products to treat PAH (OreniPro, RemoPro, ralinepag, and Aurora-GT). We are also heavily engaged in early-stage research and development of a number of organ transplantation-related technologies including regenerative medicine, xenotransplantation, and ex-vivo lung perfusion. Finally, we are engaged in additional, early-stage research and development efforts in PAH and other diseases. For additional detail regarding our research and development programs, see Part I, Item 1—Business—Research and Development.
Revenues
Our net product sales consist of sales of the five commercial products noted above. We have entered into separate, non-exclusive distribution agreements with Accredo and CVS Specialty to distribute Remodulin, Tyvaso, and Orenitram in the United States, and we have entered into an exclusive distribution agreement with ASD, an affiliate of AmerisourceBergen Corporation, to distribute Unituxin in the United States. We also sell Remodulin, Tyvaso, and Unituxin to distributors internationally. We sell Adcirca

2020 Annual Report	51

through Lilly’s pharmaceutical wholesale network. To the extent we have increased the price of any of these products, increases have typically been in the single-digit percentages per year, except for Adcirca, the price of which is set solely by Lilly.
We require our specialty pharmaceutical distributors to maintain reasonable levels of inventory reserves because the interruption of Remodulin, Tyvaso, or Orenitram therapy can be life threatening. Our specialty pharmaceutical distributors typically place monthly orders based on current utilization trends and contractual minimum and maximum inventory requirements. As a result, sales of Remodulin, Tyvaso, and Orenitram can vary depending on the timing and magnitude of these orders and do not precisely reflect changes in patient demand.
Acquisition of SteadyMed Ltd.
On August 30, 2018, we completed the acquisition of SteadyMed. As consideration for the acquisition, we paid the former holders of SteadyMed securities approximately $141 million, and issued them contingent value rights to receive additional cash payments upon the achievement of a milestone defined as 3,000 patients initiating treatment using SteadyMed’s Trevyent product on a commercial basis on or before August 30, 2023 (the Milestone). Aggregate contingent consideration of $75.0 million will become payable if the Milestone is achieved.
Operating Expenses
Since our inception, we have devoted substantial resources to our various clinical trials and other research and development efforts, which are conducted both internally and through third parties. From time to time, we also license or acquire additional technologies and compounds to be incorporated into our development pipeline. Our operating expenses include the costs described below.
Cost of Product Sales
Our cost of product sales primarily includes costs to manufacture and acquire products sold to customers, royalty, and milestone payments under license agreements granting us rights to sell related products, direct and indirect distribution costs incurred in the sale of products, and the costs of inventory reserves for current and projected obsolescence. These costs also include share-based compensation and salary-related expenses for direct manufacturing and indirect support personnel, quality review and release for commercial distribution, direct materials and supplies, depreciation, facilities-related expenses, and other overhead costs. We will remain liable for returns of expired Adcirca product even after our license agreement with Lilly expires on December 31, 2023, after which we will no longer be able to sell Adcirca, unless we and Lilly agree to extend the term of our license agreement.
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
We recently expanded our sales, marketing, and medical affairs staff by approximately 30 employees in anticipation of the potential launch of Tyvaso for patients with PH-ILD, which has increased our compensation expenses.
Share-Based Compensation
Historically, we granted stock options under our Amended and Restated Equity Incentive Plan (the 1999 Plan) and awards under our Share Tracking Awards Plans (STAP). Issuance of awards under these plans was discontinued in 2015. Currently, we grant

52	United Therapeutics

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
The fair value of STAP awards and stock options is measured using inputs and assumptions under the Black-Scholes-Merton model. The fair value of restricted stock units is measured using our stock price on the date of grant. Although we no longer grant STAP awards, we still had approximately 2.1 million STAP awards outstanding as of December 31, 2020. We account for STAP awards as liabilities because they are settled in cash. As such, we must re-measure the fair value of STAP awards at the end of each financial reporting period until the awards are no longer outstanding. Changes in our STAP liability resulting from such re-measurements are recorded as adjustments to share-based compensation expense (benefit) and can create substantial volatility within our operating expenses from period to period. The following factors, among others, have a significant impact on the amount of share-based compensation expense (benefit) recognized in connection with STAP awards from period to period: (1) volatility in the price of our common stock (specifically, increases in the price of our common stock will generally result in an increase in our STAP liability and related compensation expense, while decreases in our stock price will generally result in a reduction in our STAP liability and related compensation expense); and (2) changes in the number of outstanding awards.
Future Prospects
We anticipate revenue growth in 2021 compared to 2020, driven primarily by: (1) growth in sales of Tyvaso in the event the FDA approves our pending sNDA to expand its label to include treatment of PH-ILD; (2) continued growth in the number of patients prescribed with Orenitram following our expansion of the Orenitram label to reflect the results of the FREEDOM-EV study; and (3) modest price increases for some of our products; partially offset by further generic erosion for Adcirca. We believe additional revenue growth beyond 2021 will be driven by commercializing five key therapeutic platforms in our pipeline, which are comprised of the enabling technologies described below:

Platform	Enabling Technologies
Remodulin (parenteral treprostinil)	Remunity Pump, Implantable System for Remodulin, Trevyent, RemoLife, RemoPro
Tyvaso (inhaled treprostinil)	INCREASE study, PERFECT study, Tyvaso DPI, TETON studies
Orenitram (oral treprostinil)	OreniPro
New Chemical Entities and New Biologics	Ralinepag, SAPPHIRE study, Unexisome
Organ Manufacturing and Transplantation	Xenotransplantation, three-dimensional organ printing, regenerative medicine, ex-vivo lung perfusion
We believe this diverse portfolio of five therapeutic platforms will lead to significant revenue growth over the medium- and longer-term. For further details regarding our research and development initiatives, please see Part I, Item 1—Business—Research and Development.
Our ability to achieve our objectives, grow our business, and maintain profitability will depend on many factors, including among others: (1) the timing and outcome of preclinical research, clinical trials, and regulatory approvals for products we develop; (2) the timing and degree of our success in commercially launching new products; (3) the demand for our products; (4) the price of our products and the reimbursement of our products by public and private health insurance organizations; (5) the competition we face within our industry, including competition from generic companies and new PAH therapies; (6) our ability to effectively manage our business in an increasingly complex legal and regulatory environment; (7) our ability to defend against challenges to our patents; (8) the duration and severity of the COVID-19 pandemic; and (9) the risks identified in Part I, Item 1A—Risk Factors, included in this Report.
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

2020 Annual Report	53

Results of Operations
This section of this Report generally discusses 2020, 2019, and 2018 items and year-to-year comparisons between 2020 and 2019. Discussions of year-to-year comparisons between 2019 and 2018 that are not included in this Report can be found in Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations of our Form 10-K filed on February 26, 2020 (our 2019 Annual Report).
Revenues
The table below presents the components of total revenues (dollars in millions):

	Year Ended December 31,			Dollar Change		Percentage Change
	2020	2019	2018	2020 v. 2019	2019 v. 2018	2020 v. 2019	2019 v. 2018
Net product sales:
Remodulin	$516.7	$587.0	$599.0	$(70.3)	$(12.0)	(12)%	(2)%
Tyvaso	483.3	415.6	415.2	67.7	0.4	16%	—%
Orenitram	293.1	225.3	205.1	67.8	20.2	30%	10%
Unituxin	122.9	113.7	84.8	9.2	28.9	8%	34%
Adcirca	67.3	107.2	323.7	(39.9)	(216.5)	(37)%	(67)%
Total revenues	$1,483.3	$1,448.8	$1,627.8	$34.5	$(179.0)	2%	(11)%
Net product sales from our treprostinil-based products (Remodulin, Tyvaso, and Orenitram) grew by $65.2 million in 2020, as compared to 2019. This increase was driven by growth in U.S. net product sales from our treprostinil-based products of $122.6 million in 2020, as compared to 2019, partially offset by a decline in net product sales outside the U.S. from our treprostinil-based products of $57.4 million, as compared to 2019.
Remodulin net product sales decreased in 2020 as compared to 2019, driven by a $56.6 million decrease in sales outside the United States, primarily due to a decline in quantities sold, which we believe resulted from generic competition and the impact of COVID-19. U.S. Remodulin net product sales decreased by $13.7 million, as compared to 2019, which we believe primarily resulted from a reduction in new patient prescriptions and new patient starts that we experienced in the second quarter of 2020 due to the impact of COVID-19, as described above under Impact of COVID-19 on our Business.
Tyvaso net product sales increased in 2020 as compared to 2019, due to an increase in quantities sold, reflecting a growing number of patients, and price increases.
Orenitram net product sales increased in 2020, as compared to 2019, primarily resulting from an increase in quantities sold, reflecting a growing number of patients that we believe was driven by the expansion of Orenitram’s labeling to reflect the FREEDOM-EV clinical trial results.
Adcirca net product sales decreased in 2020, as compared to 2019, due to a continuing decline in bottles sold as a result of generic competition for Adcirca.

54	United Therapeutics

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

	Year Ended December 31, 2020
	Rebates & Chargebacks	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, January 1, 2020	$51.7	$2.6	$14.2	$4.1	$72.6
Provisions attributed to sales in:
Current period	182.2	32.5	—	20.6	235.3
Prior periods	(0.2)	—	—	(0.3)	(0.5)
Payments or credits attributed to sales in:
Current period	(130.4)	(29.6)	—	(16.9)	(176.9)
Prior periods	(42.6)	(2.5)	(1.7)	(3.8)	(50.6)
Balance, December 31, 2020	$60.7	$3.0	$12.5	$3.7	$79.9

	Year Ended December 31, 2019
	Rebates & Chargebacks	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, January 1, 2019	$54.7	$3.2	$22.4	$4.8	$85.1
Provisions attributed to sales in:
Current period	172.8	31.3	(2.6)	19.0	220.5
Prior periods	5.9	—	(3.6)	—	2.3
Payments or credits attributed to sales in:
Current period	(126.1)	(28.9)	—	(15.0)	(170.0)
Prior periods	(55.6)	(3.0)	(2.0)	(4.7)	(65.3)
Balance, December 31, 2019	$51.7	$2.6	$14.2	$4.1	$72.6

	Year Ended December 31, 2018
	Rebates & Chargebacks	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, January 1, 2018	$74.0	$4.7	$7.2	$3.4	$89.3
Provisions attributed to sales in:
Current period	232.5	37.7	17.5	19.3	307.0
Prior periods	(8.8)	—	—	—	(8.8)
Payments or credits attributed to sales in:
Current period	(185.4)	(34.7)	—	(14.6)	(234.7)
Prior periods	(57.6)	(4.5)	(2.3)	(3.3)	(67.7)
Balance, December 31, 2018	$54.7	$3.2	$22.4	$4.8	$85.1

2020 Annual Report	55

Cost of Product Sales
The table below summarizes cost of product sales by major category (dollars in millions):

	Year Ended December 31,			Dollar Change		Percentage Change
	2020	2019	2018	2020 v. 2019	2019 v. 2018	2020 v. 2019	2019 v. 2018
Category:
Cost of product sales	$101.0	$117.4	$201.9	$(16.4)	$(84.5)	(14)%	(42)%
Share-based compensation expense (benefit)(1)	7.1	0.2	(3.2)	6.9	3.4	NM(2)	106%
Total cost of product sales	$108.1	$117.6	$198.7	$(9.5)	$(81.1)	(8)%	(41)%
(1)Refer to Share-Based Compensation section below for discussion.
(2)Calculation is not meaningful.
Cost of product sales, excluding share-based compensation. The decrease in cost of product sales for the year ended December 31, 2020, as compared to the same period in 2019, was primarily attributable to decreases in royalty expense for Adcirca, as fewer bottles were sold following the onset of generic competition for Adcirca beginning in August 2018.
Research and Development
The table below summarizes research and development expense by major category (dollars in millions):

	Year Ended December 31,			Dollar Change		Percentage Change
	2020	2019	2018	2020 v. 2019	2019 v. 2018	2020 v. 2019	2019 v. 2018
Category:
Research and development projects	$328.2	$1,182.2	$370.0	$(854.0)	$812.2	(72)%	220%
Share-based compensation expense (benefit)(1)	29.5	0.4	(12.1)	29.1	12.5	NM(2)	103%
Total research and development expense	$357.7	$1,182.6	$357.9	$(824.9)	$824.7	(70)%	230%
(1)Refer to Share-Based Compensation section below for discussion.
(2)Calculation is not meaningful.
Research and development, excluding share-based compensation. The decrease in research and development expense for the year ended December 31, 2020, as compared to the same period in 2019, was due to a one-time, $800.0 million up-front payment to Arena under our licensing agreement related to ralinepag during the year ended December 31, 2019. The remainder of the decrease resulted primarily from: (1) the completion of the phase 3 BEAT study of esuberaprost in April 2019, the completion of the phase 3 DISTINCT study of Unituxin in February 2020, and the discontinuation of the phase 3 SOUTHPAW study of Orenitram in October 2019; (2) a decrease in spending due to terminated drug delivery device projects; and (3) an impairment charge related to the termination of a license agreement during the year ended December 31, 2019.

56	United Therapeutics

Selling, General, and Administrative
The table below summarizes selling, general, and administrative expense by major category (dollars in millions):

	Year Ended December 31,			Dollar Change		Percentage Change
	2020	2019	2018	2020 v. 2019	2019 v. 2018	2020 v. 2019	2019 v. 2018
Category:
General and administrative	$241.8	$230.7	$217.8	$11.1	$12.9	5%	6%
Sales and marketing	54.9	60.7	59.1	(5.8)	1.6	(10)%	3%
Share-based compensation expense (benefit)(1)	127.2	44.8	(11.1)	82.4	55.9	184%	504%
Total selling, general, and administrative expense	$423.9	$336.2	$265.8	$87.7	$70.4	26%	26%
(1)Refer to Share-Based Compensation section below for discussion.
Share-Based Compensation
The table below summarizes share-based compensation expense (benefit) by major category (dollars in millions):

	Year Ended December 31,			Dollar Change		Percentage Change
	2020	2019	2018	2020 v. 2019	2019 v. 2018	2020 v. 2019	2019 v. 2018
Category:
Stock options	$44.0	$70.5	$58.5	$(26.5)	$12.0	(38)%	21%
Restricted stock units	20.5	13.3	7.3	7.2	6.0	54%	82%
STAP awards	97.8	(39.7)	(93.4)	137.5	53.7	346%	57%
Employee stock purchase plan	1.5	1.3	1.2	0.2	0.1	15%	8%
Total share-based compensation expense (benefit)	$163.8	$45.4	$(26.4)	$118.4	$71.8	261%	272%
The table below summarizes share-based compensation expense (benefit) by line item on our consolidated statements of operations (dollars in millions):

	Year Ended December 31,			Dollar Change		Percentage Change
	2020	2019	2018	2020 v. 2019	2019 v. 2018	2020 v. 2019	2019 v. 2018
Cost of product sales	$7.1	$0.2	$(3.2)	$6.9	$3.4	NM(1)	106%
Research and development	29.5	0.4	(12.1)	29.1	12.5	NM(1)	103%
Selling, general, and administrative	127.2	44.8	(11.1)	82.4	55.9	184%	504%
Total share-based compensation expense (benefit)	$163.8	$45.4	$(26.4)	$118.4	$71.8	261%	272%
(1)Calculation is not meaningful.
The increase in share-based compensation expense for the year ended December 31, 2020, as compared to the same period in 2019, was primarily due to: (1) an increase in STAP expense driven by a 72 percent increase in our stock price during 2020 as compared to a 19 percent decrease in our stock price during 2019; and (2) an increase in restricted stock unit expense due to additional awards of restricted stock units granted and outstanding in 2020, partially offset by a decrease in stock option expense due to fewer awards granted and outstanding in 2020. Refer to Note 8—Share-Based Compensation, to our consolidated financial statements for more information.

2020 Annual Report	57

Other Income (Expense), Net
The increase in other income (expense), net of $26.7 million for the year ended December 31, 2020, as compared to the same period in 2019, was primarily due to the recognition of net unrealized and realized gains on our investments in privately-held companies and our publicly-traded equity securities. During the years ended December 31, 2020 and 2019, we recognized $25.5 million and $1.2 million, of net unrealized and realized gains, respectively, on our investments in privately-held companies. During the years ended December 31, 2020 and 2019, we recognized $25.1 million and $21.4 million of net unrealized and realized gains, respectively, on our publicly-traded equity securities. Refer to Note 4—Investments, to our consolidated financial statements for more information.
Impairments of Investments in Privately-Held Companies
During the years ended December 31, 2020 and 2019, we recorded $9.1 million and zero, respectively, of impairment charges related to our investments in privately-held companies.
Income Tax Expense (Benefit)
Income tax expense was $124.1 million for the year ended December 31, 2020, as compared to income tax benefit of $60.5 million for the same period in 2019. For the year ended December 31, 2019, the income tax benefit resulted primarily from the $800.0 million payment under our license agreement with Arena which caused us to incur a net loss before taxes. For the years ended December 31, 2020 and 2019, our effective income tax rates (ETR) were approximately 19 percent and 37 percent, respectively. Changes to the ETR for the years ended December 31, 2020 and 2019 were primarily due to tax credits partially offset by non-deductible compensation which decreased our tax expense for 2020 and increased our tax benefit for 2019. For additional details, refer to Note 10—Income Taxes to our consolidated financial statements.
Financial Condition, Liquidity, and Capital Resources
We have funded our operations principally through sales of our commercial products and, from time-to-time, third-party financing arrangements. We believe that our current liquidity is sufficient to fund ongoing operations and future business plans as we expect long-term revenues from our commercial products, excluding Adcirca, to continue to grow due to our work on development of new products and label expansions for existing products. Furthermore, our customer base remains stable and we believe it presents minimal credit risk. However, any projections of future cash flows are inherently subject to uncertainty and we may seek other forms of financing. In June 2018, we entered into a credit agreement (the Credit Agreement), which provides an unsecured, revolving line of credit of up to $1.5 billion. Our aggregate outstanding balance under the Credit Agreement was $800.0 million and $850.0 million as of December 31, 2020 and 2019, respectively. We classified the entire outstanding balance under the Credit Agreement, which matures in 2025, as a non-current liability on our consolidated balance sheet as of December 31, 2020. As of December 31, 2019, we classified $250.0 million of the outstanding principal balance as a current liability because we intended, at such time, to repay this amount within one year. As of March 31, 2020, we decided not to repay a portion of the loan within one year out of an abundance of caution given the uncertainty surrounding the current COVID-19 pandemic and its potential impact on our business. See Unsecured Revolving Credit Facility below for further details.
For information regarding the fluctuation explanations between 2019 and 2018, refer to our 2019 Annual Report.
Cash and Cash Equivalents and Marketable Investments
Cash and cash equivalents and marketable instruments comprise the following (dollars in millions):

	Year Ended December 31,		Percentage Change
	2020	2019	2020 v. 2019
Cash and cash equivalents	$738.7	$738.4	—%
Marketable investments—current	1,096.3	747.5	47%
Marketable investments—non-current	1,149.6	767.5	50%
Total cash and cash equivalents and marketable investments	$2,984.6	$2,253.4	32%

58	United Therapeutics

Cash Flows
Cash flows comprise the following (dollars in millions):

	Year Ended December 31,			Percentage Change
	2020	2019	2018	2020 v. 2019	2019 v. 2018
Net cash provided by (used in) operating activities	$755.7	$(206.6)	$778.4	466%	(127)%
Net cash used in investing activities	$(738.5)	$(335.4)	$(820.6)	(120)%	59%
Net cash (used in) provided by financing activities	$(16.9)	$611.2	$6.3	(103)%	NM(1)
(1)Calculation is not meaningful.
Operating Activities
Our operating assets and liabilities consist primarily of accounts receivable, inventories, accounts payable, accrued expenses, liabilities for our STAP awards, and tax-related payables and receivables.
The decrease of $962.3 million in net cash used in operating activities for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to: (1) an $854.0 million decrease in research and development expense, excluding share-based compensation expense (benefit), primarily driven by an $800.0 million upfront payment to Arena under our license agreement related to ralinepag, which occurred during the year ended December 31, 2019; (2) a $27.4 million decrease in cash paid for income taxes; and (3) a $20.3 million decrease in cash paid for interest, partially offset by a $18.5 million increase in cash paid to settle STAP awards. The remainder of the change in cash used in operating activities was due to other changes in assets and liabilities.
Investing Activities
The increase of $403.1 million in net cash used in investing activities for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to a $450.4 million increase in cash used for total purchases, sales, and maturities of marketable investments, partially offset by: (1) a $24.4 million decrease in cash paid to purchase property, plant, and equipment; (2) a $12.5 million decrease in cash used due to deconsolidation of a variable interest entity in 2019; and (3) an $8.0 million decrease in cash paid to purchase investments in privately held companies.
Financing Activities
The decrease of $628.1 million in net cash provided by financing activities for the year ended December 31, 2020 compared to the year ended December 31, 2019, was primarily due to $800.0 million that we borrowed under our Credit Agreement, which was used to fund an $800.0 million upfront payment under our license agreement with Arena during the year ended December 31, 2019, partially offset by: (1) a $200.0 million repayment on our line of credit during the year ended December 31, 2019, compared to a $50.0 million repayment on our line of credit during the same period in 2020; and (2) a $23.9 million increase in proceeds from the exercise of stock options due to more exercises in 2020 compared to 2019. The higher volume of exercises in 2020 was driven by a 72 percent increase in our stock price during the year ended December 31, 2020, compared to a 19 percent decrease in our stock price during 2019.
Unsecured Revolving Credit Facility
In June 2018, we entered into the Credit Agreement, which provides for an unsecured revolving credit facility of up to $1.5 billion. On June 27, 2018, we borrowed $250.0 million under this facility and used the funds to repay outstanding indebtedness under a previous credit facility that was terminated in 2018. In January 2019, we borrowed an additional $800.0 million under this facility and used the funds for an upfront payment related to the global license agreement with Arena. We paid down $50.0 million and $200.0 million of our balance under the Credit Agreement for the years ended December 31, 2020 and 2019, respectively. The aggregate balance of $800.0 million remained outstanding as of December 31, 2020 and February 24, 2021. Refer to Note 7—Debt—Credit Agreement, to our consolidated financial statements.

2020 Annual Report	59

Contractual Obligations
At December 31, 2020, we had the following contractual obligations (in millions):

	Payments Due by Period
	Total	Less than 1 year	2-3 Years	4-5 Years	More than 5 Years
Operating lease obligations	$20.0	$2.9	$4.8	$3.7	$8.6
Long-term debt obligations(1)	887.0	17.4	34.8	834.8	—
Obligations under the STAP(2)	81.2	81.2	—	—	—
Obligations under the SERP(3)	92.3	19.1	6.7	24.9	41.6
Purchase obligations(4)	460.1	338.6	88.9	20.6	12.0
Total(5) (6)	$1,540.6	$459.2	$135.2	$884.0	$62.2
(1)Long-term debt obligations include future principal and interest payments on our LIBOR-based variable rate obligations under the Credit Agreement, assuming contractual maturity of the Credit Agreement. The Credit Agreement will mature in December 2025, and as of December 31, 2020, we have classified the entire $800.0 million outstanding balance as a non-current liability, as we have no intention to repay any portion during 2021. Refer to Note 7—Debt to our consolidated financial statements for further details.
(2)Estimated based on the intrinsic value of exercisable outstanding STAP awards as of December 31, 2020. Refer to Note 8—Share-Based Compensation to our consolidated financial statements for further details.
(3)Consists of actuarially derived, undiscounted, estimated future payouts of benefits. Refer to Note 11—Employee Benefit Plans—Supplemental Executive Retirement Plan to our consolidated financial statements for further details.
(4)Purchase obligations primarily include: (1) commitments related to research and development (including clinical trials) for new and existing products; (2) open purchase orders for capital expenditures primarily related to our continued investment in construction of additional facilities to support the development and commercialization of our products and technologies; and (3) open purchase orders for the acquisition of goods and services in the ordinary course of business. The timing and amount of our obligations may differ based on certain future events.
(5)In addition to amounts in the table above, we are contractually obligated to make payments upon the achievement of various development, regulatory, and commercial milestones for agreements we have entered into with third parties. These payments are contingent upon the occurrence of various future events, some of which have a high degree of uncertainty of occurring. These contingent payments have not been included in the table above, and, except with respect to the fair value of the contingent consideration obligations, are not recorded on our consolidated balance sheets. Consistent with other contingent payment obligations, the $105.0 million payment to acquire a rare pediatric disease priority review voucher that was paid on January 21, 2021 was not included within the table above because the acquisition was contingent on the satisfaction of certain conditions, including the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976. Refer to Note 12—Commitments and Contingencies to our consolidated financial statements for further details.
(6)As of December 31, 2020, our other non-current liabilities on our consolidated balance sheets includes a liability of $4.9 million for unrecognized tax benefits, including related interest and penalties. Due to the high degree of uncertainty on the timing of future events that could extinguish these unrecognized tax benefits, we are unable to estimate the period of settlement and therefore we have excluded these unrecognized tax benefits from the table above. Refer to Note 10—Income Taxes to our consolidated financial statements for further details.
Obligations Under License Agreements
We pay Lilly a royalty equal to ten percent of our net product sales of Adcirca, as well as milestone payments equal to $325,000 for each $1,000,000 in Adcirca net product sales. We pay a single-digit percentage royalty based on net product sales of Orenitram under our license agreement with Supernus. We also pay The Scripps Research Institute a one percent royalty on sales of Unituxin. We have entered into other license agreements under which we are required to make milestone payments upon the achievement of certain developmental and commercialization objectives and royalty payments upon the commercialization of products covered by the license agreements. Refer to Note 12—Commitments and Contingencies to our consolidated financial statements for further details.
Off-Balance Sheet Arrangements
We hold an interest in an unconsolidated variable interest entity (VIE). We determined that we are not the primary beneficiary of this entity. As a result, we do not consolidate this VIE. Refer to Note 4—Investments—Variable Interest Entities. We do not have any other off-balance sheet arrangements within the meaning of Item 303(a)(4) of Regulation S-K.

60	United Therapeutics

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
Revenue Recognition
We generate revenues from the sale of our five commercial products: Remodulin, Tyvaso, Orenitram, Unituxin, and Adcirca. Revenue is recognized when we transfer control of our products to our distributors, as our contracts have a single performance obligation (delivery of our product). These revenues are subject to various product sales allowances, referred to as gross-to-net deductions, which are deducted from revenues to determine net product sales. For a description of our related accounting policies, refer to Note 2—Summary of Significant Accounting Policies—Revenue Recognition to our consolidated financial statements.
The following categories of gross-to-net deductions involve the use of significant estimates and judgments and information obtained from external sources.
Rebates and Chargebacks
Our most significant rebates relate to our participation in state Medicaid programs and contractual rebates offered to managed care organizations covering Medicare Part D and commercial plans. Chargebacks relate to our participation in programs with the U.S. Department of Veterans Affairs and 340B covered entities. Although we accrue for our allowance for rebates and chargebacks in the same period that we recognize revenue, the actual rebate or chargeback on the sale of our product to a distributor is not invoiced to us until a future period, generally within six months from the date of sale. Due to this time lag, we must estimate the amount of rebates and chargebacks to accrue. As of December 31, 2020 and 2019, we had a liability of $60.7 million and $51.7 million, respectively, related to rebates and chargebacks.
Estimates associated with our participation in state Medicaid programs are particularly susceptible to adjustment given the extensive time lag that may occur between our recording of an accrual and its ultimate invoicing by individual state Medicaid programs, which can occur up to several years after the sale of our product. Because of the time lag for Medicaid and other rebates, in any particular quarter, our adjustments may incorporate revisions of accruals for prior quarters. Historically, adjustments to our estimates to reflect actual results or updated expectations have not been material to our overall financial results. Provisions attributed to sales in prior periods have been less than one percent of our net product sales for each of the years ended December 31, 2020, 2019, and 2018.
Allowance for Sales Returns
The sales terms for Adcirca and Unituxin include return rights; however, we have not recorded an allowance for returns of Unituxin because our historical returns have been insignificant. For our sales of Adcirca, we record an allowance for returns in the same period that we recognize revenue. Return rights extend throughout the distribution channel and allow for returns of expired product for up to 12 months after the product’s expiration date. As there are generally 24 to 36 months from the initial sale of Adcirca to its expiration date, we must estimate the amount of product that will be returned. Historically, actual returns have not differed materially from our estimates. Following the loss of exclusivity for Adcirca in the second quarter of 2018, we may experience an elevated level of product returns as product inventory remaining in the distribution channel expires. We will remain liable for returns of expired Adcirca product even after our license agreement with Lilly expires on December 31, 2023, after which we will no longer be able to sell Adcirca unless we and Lilly agree to extend the term of our license agreement.
For a roll-forward of the liability accounts associated with our gross-to-net deductions, see the section above entitled Results of Operations—Revenues.

2020 Annual Report	61

Share-Based Compensation
Our share-based awards are classified as either liabilities (STAP awards) or as equity (stock options, restricted stock units, and rights to purchase stock under our employee stock purchase plan). We recognize related share-based compensation expense based on (1) the fair value of outstanding STAP awards on the grant date and at the end of each reporting period; (2) the grant date fair value of stock options and restricted stock units; and (3) the purchase date fair value of stock under our employee stock purchase plan. With the exception of restricted stock units, we estimate the fair value of all share-based awards using the Black-Scholes-Merton valuation model. We measure the fair value of restricted stock units using the stock price on the grant date. Valuation models, like the Black-Scholes-Merton model, require the use of subjective assumptions that could materially impact the estimation of fair value and related compensation expense to be recognized. These assumptions include the expected volatility of our stock price and the expected term of awards. Developing these assumptions requires the use of judgment. For additional information on the assumptions used in the Black-Scholes-Merton valuation model, see Note 8—Share-Based Compensation, to our consolidated financial statements.
Performance-Based Stock Options
In March 2017 and March 2018, we issued stock options with performance conditions under the 2015 Plan. The awards have vesting conditions tied to the achievement of specified performance conditions. The performance conditions have target performance levels that span from one to three years. Throughout the performance period, we re-assess the estimated performance and update the number of performance-based awards that we believe will ultimately vest. Upon the conclusion of the performance period, the performance level achieved will be measured and the ultimate number of shares that may vest will be determined. The estimation of future performance requires the use of judgment. As of December 31, 2020, the performance period for these awards had ended, and the awards granted in March 2017 had vested. Share-based compensation expense for these awards is recorded ratably over their vesting period, depending on the specific terms of the award and achievement of the specified performance conditions.
In-Process Research and Development
As part of our business strategy, we sometimes acquire businesses or in-license the rights to develop and commercialize product candidates. For each in-license transaction, we evaluate whether we have acquired processes or activities along with inputs that would be sufficient to constitute a “business” as defined under GAAP. As defined under GAAP, a “business” consists of inputs and processes applied to those inputs that have the ability to create outputs. Although businesses usually have outputs, outputs are not required for an integrated set of activities to qualify as a business. When we determine that we have not acquired sufficient processes or activities to constitute a business, any up-front payments, as well as pre-commercial milestone payments, are immediately expensed as acquired in-process research and development (IPR&D) in the period in which they are incurred. In connection with an exclusive license agreement with Arena, we paid Arena $800.0 million, which was expensed as acquired IPR&D and included within research and development expenses on our consolidated statements of operations in 2019. Refer to Note 15—Arena License Agreement, to our consolidated financial statements. Milestone payments made to third parties subsequent to regulatory approval are capitalized as intangible assets and amortized over the estimated remaining useful life of the related product.
Acquired businesses are accounted for using the acquisition method of accounting. The acquisition purchase price is allocated to the net assets of the acquired business at their respective fair values. For an acquired business, amounts allocated to IPR&D are recorded at fair value and are considered indefinite-lived intangible assets subject to annual impairment testing until completion or abandonment of the research and development efforts. Upon completion of a project, the carrying value of the related IPR&D asset is reclassified to finite-lived intangible assets and is amortized over the estimated useful life of the asset. Our fair value assessments are highly reliant on various assumptions which are considered Level 3 inputs, including estimates of future cash flows (including long-term growth rates), discount rates, and the probability of achieving the estimated cash flows. In August 2018, we completed the acquisition of SteadyMed and acquired IPR&D related to the development of Trevyent. We determined that the fair value of the acquired IPR&D was $107.3 million.
IPR&D projects acquired in a business combination which have not reached technological feasibility or lack regulatory approval at the time of acquisition are reviewed for impairment annually, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable and upon establishment of technological feasibility or regulatory approval. We determine impairment by comparing the fair value of the IPR&D asset to its carrying value. If the IPR&D asset’s carrying value exceeds its fair value, an impairment charge is recorded for the difference and its carrying value is reduced accordingly.
Estimating future cash flows of an IPR&D product candidate for purposes of an impairment analysis requires us to make significant estimates and assumptions regarding the amount and timing of costs to complete the project and the amount, timing, and probability of achieving revenues from the completed product similar to how the acquisition date fair value of the project was determined, as described above. There are often major risks and uncertainties associated with IPR&D projects as we are required to obtain regulatory approvals in order to be able to market these products. Such approvals require completing clinical trials that demonstrate a product candidate is safe and effective. Consequently, the eventual realized value of the acquired IPR&D project may vary from its fair value at the date of acquisition, and IPR&D impairment charges may occur in future periods which could have a material adverse effect on our results of operations.

62	United Therapeutics

Investments in Privately-Held Companies
We have investments in several privately-held companies that have a strategic connection to our business, all of which are non-controlling equity investments in the form of preferred stock. Upon adoption of ASU 2016-01 on January 1, 2018, we began to measure these investments using the measurement alternative under ASC 321 because the fair values of these investments are not readily determinable. Under the measurement alternative, these investments are measured at cost, less any impairment, adjusted for observable price changes. We monitor these investments individually for any observable price changes or impairment indicators. We adjust the measurement of these investments for observable price changes in orderly transactions for the identical or a similar investment of the same issuer. We consider relevant transactions, including any potential funding opportunities, which occur on or before the balance sheet date in evaluating whether any observable price changes have occurred. When a relevant transaction is identified, a careful review of the attendant rights and obligations, such as voting rights, liquidation preferences, and protective provisions, is necessary to evaluate whether such transaction is deemed to be a similar or identical investment. When a transaction is identified as similar or identical to our investment, we perform a valuation analysis to assess the fair value of our investment using various inputs, such as the discount rate, time to a liquidation event, and price volatility of peer company stocks. We adjust the fair value of our investment based on this valuation analysis and recognize the gain or loss in the period in which the observable price change occurred.

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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Investment Risk
As of December 31, 2020, we have invested $2.2 billion in corporate debt securities and U.S. government and agency securities. The market value of these investments varies inversely with changes in prevailing market interest rates. In general, as interest rates increase, the market value of a debt investment would be expected to decrease. Conversely, as interest rates decrease, the market value of a debt investment would be expected to increase. To date, we have not experienced significant volatility in the value of these investments. However, to address market risk, we invest in debt securities with terms no longer than three years and typically hold these investments to maturity so that they can be redeemed at their stated or face value. Many of our investments may be called by their respective issuers prior to maturity. The following table summarizes the expected maturities and weighted average interest rates as of December 31, 2020 (dollars in millions):

	Expected Maturity
	2021	2022	2023
Available-for-sale investments	$1,096.9	$518.6	$631.0
Weighted average interest rate	1.3%	1.4%	0.7%
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

2020 Annual Report	63

Interest Rate Risk
As of December 31, 2020 and 2019, we had $800.0 million and $850.0 million aggregate principal amounts, respectively, outstanding under our Credit Agreement, which bears interest at a variable rate. As a result, we are subject to interest rate risk with respect to such floating-rate debt. A 100 basis point increase in the variable interest rate component of our borrowings would increase our annual interest expense by approximately $8.0 million or 34 percent, and $8.5 million or 19 percent, for the years ended December 31, 2020 and 2019, respectively. Refer to Note 7—Debt—Credit Agreement, to our consolidated financial statements.
Stock Price Risk
As of December 31, 2020 and 2019, we had 2.1 million and 2.6 million awards outstanding under our Share Tracking Awards Plans, respectively. These awards are referred to as “STAP awards.” STAP awards convey the right to receive in cash an amount equal to the appreciation of our common stock, which is measured as the increase in the closing price of our common stock between the dates of grant and exercise. As of December 31, 2020 and 2019, the aggregate STAP awards liability balance was $96.8 million and $25.0 million, respectively. Estimating the fair value of STAP awards requires the use of certain inputs that can materially impact the determination of fair value and the amount of share-based compensation expense (benefit) we recognize. Inputs used in estimating fair value include the price of our common stock, the expected volatility of the price of our common stock, the risk-free interest rate, the expected term of STAP awards, and the expected dividend yield. As of December 31, 2020 and 2019, a one dollar change in our stock price would, holding other factors constant, increase or decrease the fair value of our STAP awards liability by approximately $1.6 million and $1.1 million, respectively.
As of December 31, 2020 and 2019, we held investments in equity securities with readily determinable fair values of $78.4 million and $63.0 million, respectively, which are included in current marketable investments on our consolidated balance sheets. Our investments in these publicly-traded equity securities are recorded at fair value and are subject to market price volatility. Changes in the fair value of these investments are recorded on our consolidated statement of operations within other income (expense), net. As of December 31, 2020 and 2019, a price change of 10 percent would increase or decrease the fair value of these investments by $7.8 million and $6.3 million, respectively.

64	United Therapeutics

Item 8. Financial Statements and Supplementary Data
United Therapeutics Corporation
Index to Consolidated Financial Statements

F-1	United Therapeutics

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of United Therapeutics Corporation:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of United Therapeutics Corporation (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2021, expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the Company’s Audit Committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements; and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters on the accounts or disclosures to which they relate.

2020 Annual Report	F-2

Revenue Reductions — Accounting for Rebates and Sales Returns

Description of the Matter
At December 31, 2020, accrued rebates and chargebacks were $60.7 million, a portion of which related to rebates, and accrued sales returns were $12.5 million. The Company recognized $182.0 million in revenue reductions associated with rebates and chargebacks during the year-ended December 31, 2020. As discussed in Note 2 to the consolidated financial statements, the Company recognizes revenues net of rebates and sales returns reserves, referred to as “gross-to-net deductions.” Allowances for rebates include mandated discounts due to the Company’s participation in various government health care programs and contracted discounts with commercial payers. The Company estimates accrued rebates on a product-by-product basis, considering actual revenue, contractual discount rates, expected utilization under each contract, historical payment experience, and changes in product pricing and information regarding changes in program regulations and guidelines. The Company accrues for rebates in the same period the product is sold; however, third-party reporting and payment of the rebate amount occur on a time lag.
Terms for sales of Adcirca include a right of return. The Company’s sales return estimate considers the estimated quantity of Adcirca inventory in the distribution channel and the amount that ultimately will not be sold. The Company’s Adcirca sales return estimate used reports from the Company’s distributors and other third-party data.
Auditing rebates and sales returns reserves is complex due to the time lag associated with third-party reporting of rebate amounts, calculations of government pricing used to determine the rebate price, and the judgmental nature of assumptions (e.g., forecasted sales and forecasted demand) utilized in determining the sales return reserve estimate. The complexities associated with government pricing calculations required the involvement of specialists.

How We Addressed the Matter in Our Audit
We tested controls that address the risks of material misstatement relating to the measurement and valuation of rebates and sales returns reserves. For example, we tested controls over management’s review of the accrued rebate and sales returns calculations, including the significant assumptions (e.g., forecasted sales and forecasted demand) and data inputs provided by third parties.
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
To test sales returns reserves, our audit procedures included, among others, evaluating the methodologies and assumptions used and the underlying data used by the Company. We clerically tested the calculation and assessed changes in the Company’s significant assumptions and compared current assumptions to those utilized in historical periods. We evaluated the accuracy of the Company’s estimate of significant assumptions through a comparison of estimated amounts to actual results.

Valuation of Investments in Privately Held Companies

Description of the Matter
At December 31, 2020, included within the Company’s other non-current assets were $90.5 million of investments in privately held companies. As discussed in Note 2 to the consolidated financial statements, the Company measured these investments using the measurement alternative because the fair values of the investments are not readily determinable. Under the measurement alternative, investments are measured at cost, less any impairment, adjusted for any observable price changes in an orderly transaction for the identical or similar investment of the same issuer.

Auditing investments in privately held companies is complex due to the subjectivity in assessing whether observable price changes have occurred for investments that are similar to the investment the Company holds and the judgmental nature of assumptions utilized (e.g., discount rate, time to liquidity, and volatility) in determining the fair value of investments in privately held companies. The complexities associated with determining the fair value of investments in privately held companies when an observable price changed occurred required the involvement of specialists.

F-3	United Therapeutics

How We Addressed the Matter in Our Audit
We tested controls that address the risks of material misstatement related to the assessment of whether an observable price change in an orderly transaction was for an identical or similar investment of the same issuer and the measurement and valuation of the investments in privately held companies, including management’s review of significant assumptions.
To test the valuation of investments in privately held companies, our audit procedures included, among others, evaluating the accounting conclusions reached by the Company which included an assessment of whether observable transactions were identical or substantially similar to the investment the Company holds for transactions that occurred during the year. We utilized our valuation specialists to assist in testing the methodology used to value the investment and certain significant assumptions described above. For significant assumptions, we also performed sensitivity analyses to evaluate the change in the fair value of the investment.

In-Process Research and Development Impairment Assessment

Description of the Matter
As described in Note 2 to the consolidated financial statements, during 2020, and as a result of the Company’s receipt of a complete response letter from the Food and Drug Administration related to the Company’s Trevyent new drug application, the Company identified a potential indicator of impairment for the in-process research and development (“IPR&D”) asset related to Trevyent. Because of the potential indicator of impairment, the Company determined the fair value of the Trevyent IPR&D and concluded that the IPR&D asset was not impaired as the fair value was in excess of the carrying value. Significant assumptions used in the Company’s estimated fair value of the IPR&D included the estimated future cash flows, discount rate, and the probability of success.
Auditing the fair value of the Trevyent IPR&D asset is complex due to the judgmental nature of significant assumptions utilized described above. The complexities associated with determining the fair value of the Trevyent IPR&D required the involvement of specialists.

How We Addressed the Matter in Our Audit
We tested controls that address the risks of material misstatement related to the identification of indicators of impairment and measurement and valuation of the Trevyent IPR&D, including management’s review of significant assumptions.
To test the fair value of the Company’s Trevyent IPR&D asset, our audit procedures included, among others, involving our valuation specialist to assist in evaluating the Company’s use of the income approach and significant assumptions such as the discount rate. We tested the assumptions utilized to develop the prospective financial information described above, and tested the completeness and accuracy of the underlying data. For example, we compared significant assumptions to current industry and market trends, historical results of the Company’s business, and to other relevant factors. In addition, to evaluate the probability of success, we considered the phase of development of the Trevyent IPR&D project and the Company’s history of obtaining regulatory approval. For significant assumptions, we also performed sensitivity analysis to evaluate the change in the fair value of the Trevyent IPR&D.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2003.
Tysons, Virginia
February 24, 2021

2020 Annual Report	F-4

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of United Therapeutics Corporation:
Opinion on Internal Control over Financial Reporting
We have audited United Therapeutics Corporation’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, United Therapeutics Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020 and the related notes and financial statement schedule of the Company listed in the Index at Item 15(a)(2) and our report dated February 24, 2021, expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Tysons, Virginia
February 24, 2021

F-5	United Therapeutics

Consolidated Balance Sheets
(In millions, except share and per share data)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$738.7	$738.4
Marketable investments	1,096.3	747.5
Accounts receivable, no allowance for 2020 and 2019	157.4	151.4
Inventories, net	86.5	93.4
Other current assets	88.3	133.8
Total current assets	2,167.2	1,864.5
Marketable investments	1,149.6	767.5
Goodwill and other intangible assets, net	158.1	158.3
Property, plant, and equipment, net	731.6	738.5
Deferred tax assets, net	238.6	230.0
Other non-current assets	169.9	154.6
Total assets	$4,615.0	$3,913.4
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$187.0	$148.4
Line of credit (current)	—	250.0
Share tracking awards plan	96.8	25.0
Other current liabilities	39.5	39.6
Total current liabilities	323.3	463.0
Line of credit (non-current)	800.0	600.0
Other non-current liabilities	96.5	70.0
Total liabilities	1,219.8	1,133.0
Commitments and contingencies—Note 12
Stockholders’ equity:
Preferred stock, par value $.01, 10,000,000 shares authorized, no shares issued	—	—
Common stock, par value $.01, 245,000,000 shares authorized, 71,126,314 and 70,503,775 shares issued, and 44,507,098 and 43,884,559 shares outstanding at December 31, 2020 and 2019, respectively	0.7	0.7
Additional paid-in capital	2,148.7	2,047.9
Accumulated other comprehensive loss	(14.2)	(14.2)
Treasury stock, 26,619,216 shares at December 31, 2020 and 2019	(2,579.2)	(2,579.2)
Retained earnings	3,839.2	3,325.2
Total stockholders’ equity	3,395.2	2,780.4
Total liabilities and stockholders’ equity	$4,615.0	$3,913.4

See accompanying notes to consolidated financial statements.

2020 Annual Report	F-6

Consolidated Statements of Operations
(In millions, except per share data)

	Year Ended December 31,
	2020	2019	2018
Revenues:
Net product sales	$1,483.3	$1,448.8	$1,627.8
Total revenues	1,483.3	1,448.8	1,627.8
Operating expenses:
Cost of product sales	108.1	117.6	198.7
Research and development	357.7	1,182.6	357.9
Selling, general, and administrative	423.9	336.2	265.8
Total operating expenses	889.7	1,636.4	822.4
Operating income (loss)	593.6	(187.6)	805.4
Interest income	28.6	44.2	28.6
Interest expense	(23.5)	(44.2)	(13.9)
Other income (expense), net	49.3	22.6	(7.7)
Impairments of investments in privately-held companies	(9.1)	—	(53.5)
Total other income (expense), net	45.3	22.6	(46.5)
Income (loss) before income taxes	638.9	(165.0)	758.9
Income tax (expense) benefit	(124.1)	60.5	(169.7)
Net income (loss)	$514.8	$(104.5)	$589.2
Net income (loss) per common share:
Basic	$11.65	$(2.39)	$13.54
Diluted	$11.54	$(2.39)	$13.39
Weighted average number of common shares outstanding:
Basic	44.2	43.8	43.5
Diluted	44.6	43.8	44.0

See accompanying notes to consolidated financial statements.

F-7	United Therapeutics

Consolidated Statements of Comprehensive Income
(In millions)

	Year Ended December 31,
	2020	2019	2018
Net income (loss)	$514.8	$(104.5)	$589.2
Other comprehensive income (loss):
Defined benefit pension plan:
Actuarial (loss) gain arising during period, net of tax	(8.0)	(10.6)	10.7
Amortization of actuarial gain and prior service cost included in net periodic pension cost and settlement, net of tax	1.3	(1.7)	1.4
Total defined benefit pension plan, net of tax	(6.7)	(12.3)	12.1
Unrealized gain (loss) on available-for-sale securities, net of tax	6.7	6.0	(0.4)
Other comprehensive income (loss), net of tax	—	(6.3)	11.7
Comprehensive income (loss)	$514.8	$(110.8)	$600.9

See accompanying notes to consolidated financial statements.

2020 Annual Report	F-8

Consolidated Statements of Stockholders’ Equity
(In millions)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2017	69.9	$0.7	$1,854.3	$(19.6)	$(2,579.2)	$2,845.6	$2,101.8
Net income	—	—	—	—	—	589.2	589.2
Unrealized loss on available-for-sale securities	—	—	—	(0.4)	—	—	(0.4)
Defined benefit pension plan	—	—	—	12.1	—	—	12.1
Shares issued under employee stock purchase plan	—	—	3.9	—	—	—	3.9
Restricted stock units withheld for taxes	—	—	(0.1)	—	—	—	(0.1)
Exercise of stock options	0.3	—	15.6	—	—	—	15.6
Share-based compensation	—	—	66.5	—	—	—	66.5
Balance, December 31, 2018	70.2	$0.7	$1,940.2	$(7.9)	$(2,579.2)	$3,434.8	$2,788.6
Net loss	—	—	—	—	—	(104.5)	(104.5)
Unrealized gain on available-for-sale securities	—	—	—	6.0	—	—	6.0
Defined benefit pension plan	—	—	—	(12.3)	—	—	(12.3)
Shares issued under employee stock purchase plan	—	—	4.1	—	—	—	4.1
Common stock issued for RSUs vested	0.1	—	—	—	—	—	—
Restricted stock units withheld for taxes	—	—	(2.1)	—	—	—	(2.1)
Exercise of stock options	0.2	—	9.9	—	—	—	9.9
Share-based compensation	—	—	85.1	—	—	—	85.1
Cumulative effect of accounting change	—	—	—	—	—	(5.1)	(5.1)
Reclassification from temporary equity to permanent equity(1)	—	—	10.8	—	—	—	10.8
Deconsolidation of variable interest entity	—	—	(0.1)	—	—	—	(0.1)
Balance, December 31, 2019	70.5	$0.7	$2,047.9	$(14.2)	$(2,579.2)	$3,325.2	$2,780.4
Net income	—	—	—	—	—	514.8	514.8
Unrealized gain on available-for-sale securities	—	—	—	6.7	—	—	6.7
Defined benefit pension plan	—	—	—	(6.7)	—	—	(6.7)
Shares issued under employee stock purchase plan	0.1	—	4.7	—	—	—	4.7
Common stock issued for RSUs vested	0.1	—	—	—	—	—	—
Restricted stock units withheld for taxes	—	—	(3.7)	—	—	—	(3.7)
Exercise of stock options	0.4	—	33.8	—	—	—	33.8
Share-based compensation	—	—	66.0	—	—	—	66.0
Cumulative effect of accounting change	—	—	—	—	—	(0.8)	(0.8)
Balance, December 31, 2020	71.1	$0.7	$2,148.7	$(14.2)	$(2,579.2)	$3,839.2	$3,395.2
(1)Pursuant to a license agreement with Toray Industries Inc. (Toray), we issued 200,000 shares of our common stock (which have since split into 400,000 shares) to Toray in 2007, and provided Toray the right to require us to repurchase the shares at a price of $27.21 per share (the Put Right), which resulted in classification of such shares within temporary equity. During the second quarter of 2019, we terminated our license agreement with Toray and the Put Right also terminated. As a result, upon the termination of the license agreement, we reclassified $10.8 million from temporary equity to additional paid-in capital during the second quarter of 2019.

See accompanying notes to consolidated financial statements.

F-9	United Therapeutics

Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$514.8	$(104.5)	$589.2
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	49.9	45.9	35.9
Share-based compensation expense (benefit)	163.8	45.4	(26.4)
Impairments of investments in privately-held companies	9.1	—	53.5
Asset impairment charges	5.4	17.2	—
Other	(47.0)	(29.7)	1.8
Changes in operating assets and liabilities:
Accounts receivable	(6.0)	24.4	121.4
Inventories	10.3	12.9	9.3
Accounts payable and accrued expenses	38.6	(16.3)	(11.0)
Other assets and liabilities	16.8	(201.9)	4.7
Net cash provided by (used in) operating activities	755.7	(206.6)	778.4
Cash flows from investing activities:
Purchases of property, plant, and equipment	(59.3)	(83.7)	(184.4)
Proceeds from sale of property, plant, and equipment	2.4	—	—
Deposits	—	—	(46.0)
Purchases of held-to-maturity and other investments	—	—	(99.3)
Sales/maturities of held-to-maturity investments	—	39.7	88.6
Purchases of available-for-sale investments	(2,308.8)	(1,271.5)	(762.7)
Maturities of available-for-sale investments	1,523.4	799.2	265.9
Sales of available-for-sale investments	76.5	180.9	46.4
Sales of investments in equity securities	27.3	20.5	—
Purchases of investments in privately-held companies	—	(8.0)	(5.0)
Decrease in cash due to deconsolidation of variable interest entity	—	(12.5)	—
Acquisition, net of cash acquired	—	—	(124.1)
Net cash used in investing activities	(738.5)	(335.4)	(820.6)
Cash flows from financing activities:
Proceeds from line of credit	—	800.0	250.0
Repayment of line of credit	(50.0)	(200.0)	(250.0)
Payments of debt issuance costs	(1.7)	(0.7)	(13.2)
Proceeds from the exercise of stock options	33.8	9.9	15.6
Proceeds from the issuance of stock under employee stock purchase plan	4.7	4.1	3.9
Restricted stock units withheld for taxes	(3.7)	(2.1)	—
Net cash (used in) provided by financing activities	(16.9)	611.2	6.3
Net increase (decrease) in cash and cash equivalents	$0.3	$69.2	$(35.9)
Cash and cash equivalents, beginning of year	738.4	669.2	705.1
Cash and cash equivalents, end of year	$738.7	$738.4	$669.2
Supplemental cash flow information:
Cash paid for interest	$20.7	$41.0	$9.4
Cash paid for income taxes	$92.8	$120.2	$102.7
Non-cash investing and financing activities:
Non-cash additions to property, plant, and equipment	$3.5	$54.5	$11.5

See accompanying notes to consolidated financial statements.

2020 Annual Report	F-10

Notes to Consolidated Financial Statements
1.Organization and Business Description
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
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements of United Therapeutics Corporation and its consolidated subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). All intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation. In the investing activities section of our consolidated statements of cash flows, we reclassified the prior period amount within “Sales/maturities of available-for-sale investments” to the line items "Maturities of available-for-sale investments” and “Sales of available-for-sale investments” to conform with the current period presentation. In Note 6—Accounts Payable and Accrued Expenses, we reclassified a portion of the prior period amount within “Other" to “Research and development related” to conform with the current period presentation. In Note 10—Income Taxes, we reclassified certain prior period amounts between the various components of net deferred tax assets to conform with the current period presentation.
Use of Estimates
The preparation of our consolidated financial statements in accordance with GAAP requires our management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of our consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on assumptions regarding historical experience, currently available information, and anticipated developments that we believe are reasonable and appropriate. However, because the use of estimates involves an inherent degree of uncertainty, actual results could differ from those estimates. Estimates are used for, but not limited to, revenue recognition, share-based compensation, determining the fair value of assets acquired and liabilities assumed in business combinations, marketable investments, fair value measurements (including those related to contingent consideration), inventory reserves, investments in privately-held companies, income taxes, goodwill and other intangible assets, and obligations related to our Supplemental Executive Retirement Plan.
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
Cash Equivalents
Cash equivalents consist of highly liquid investments with maturities of three months or less from the date of acquisition.

F-11	United Therapeutics

Marketable Investments
Our marketable investments are primarily debt securities that we classify as available-for-sale. If we have both the positive intent and the ability to hold the securities until maturity, the securities are classified as held-to-maturity. We determine the appropriate classification of the securities at the time they are acquired and evaluate the appropriateness of such classifications at each balance sheet date. Available-for-sale debt securities are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive income (loss) in stockholders’ equity, until realized. Held-to-maturity debt securities are recorded at amortized cost, adjusted for the amortization of discounts or premiums. Related discounts and premiums are amortized over the term of these securities as an adjustment to the yield using the effective interest method. Marketable investments are classified as either current or non-current assets on our consolidated balance sheets based on their contractual maturity dates.
We monitor our available-for-sale investments for impairment quarterly or more frequently if circumstances warrant. In the event that the carrying value of a debt security exceeds its fair value, we evaluate whether any impairment is a result of credit loss or other factors. For investments in an unrealized loss position, we determine whether a credit loss exists by considering information about the collectibility of the instrument, current market conditions, the investment issuer’s financial condition and business outlook, and reasonable and supportable forecasts of economic conditions. An allowance for credit losses would be recorded in our consolidated statements of operations in the event the decline in the investment’s fair value was a result of credit loss, and unrealized losses not related to credit losses would be recorded in other comprehensive income (loss).
Our marketable investments also include investments in publicly-traded companies. The equity securities we own in these companies are recorded at fair value. Changes in the fair value of publicly-traded equity securities are recorded on our consolidated statements of operations within other income (expense), net.
Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value and consist of the following, net of reserves (in millions):

	As of December 31,
	2020	2019
Raw materials	$18.4	$21.1
Work-in-progress	29.5	29.1
Finished goods	38.6	43.2
Total inventories	$86.5	$93.4
Goodwill and Other Intangible Assets
The carrying amount of goodwill is not amortized but is subject to annual impairment testing. We conduct our impairment testing of goodwill annually during the fourth quarter, or more frequently if impairment indicators exist. Initially, we evaluate various pertinent qualitative factors to assess whether it is more likely than not that the fair value of a reporting unit to which goodwill has been assigned is less than its carrying value. Such qualitative factors can include, among others: (1) industry and market conditions; (2) present and anticipated sales and cost factors; and (3) overall financial performance. If we conclude based on our qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we then measure the fair value of the reporting unit and compare its fair value to its carrying value (Step 1 of the goodwill impairment test). Following adoption of ASU 2017-04 on January 1, 2020, we are no longer required to perform Step 2 of the goodwill impairment test. The impairment charge is limited to the amount of goodwill allocated to the reporting unit, thus, the new standard eliminates the requirement to calculate a goodwill impairment charge using Step 2. We performed a qualitative assessment for our goodwill impairment testing for 2020 and 2019. During the year ended December 31, 2020, our evaluation of goodwill did not result in any impairment losses. During the year ended December 31, 2019, we wrote off $3.5 million of goodwill related to the deconsolidation of a variable interest entity, as discussed in Note 4—Investments—Variable Interest Entities—Deconsolidation of a Variable Interest Entity.
Indefinite-lived intangible assets are not amortized but are evaluated annually or more frequently for impairment if impairment indicators exist. Our indefinite-lived intangible assets include purchased in-process research and development (IPR&D) assets, which were measured at their estimated fair values as of their acquisition dates. Subsequent to our quantitative assessment performed in the second quarter of 2020 for our IPR&D asset related to Trevyent® described in footnote 1 to the Goodwill table below, and as part of our annual impairment test, we used a qualitative assessment for our indefinite-lived intangible asset impairment testing. There were no impairment losses related to indefinite-lived intangible assets during the year ended December 31, 2020. During the year ended December 31, 2019, we recognized an impairment charge of $8.8 million related to an

2020 Annual Report	F-12

IPR&D asset associated with our terminated license agreement with the variable interest entity, as discussed in Note 4—Investments—Variable Interest Entities—Deconsolidation of a Variable Interest Entity.
Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. Impairment losses are measured and recognized to the extent the carrying value of such assets exceeds their fair value. We recorded no impairment losses during the years ended December 31, 2020 and 2019 related to intangible assets subject to amortization.
Goodwill and other intangible assets comprise the following (in millions):

	As of December 31, 2020			As of December 31, 2019
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill	$28.0	$—	$28.0	$28.0	$—	$28.0
Other intangible assets:
Technology, patents, and trade names	6.7	(5.5)	1.2	6.7	(5.3)	1.4
In-process research and development(1)	128.9	—	128.9	128.9	—	128.9
Total	$163.6	$(5.5)	$158.1	$163.6	$(5.3)	$158.3
(1)In April 2020, the FDA issued a complete response letter (CRL) related to our Trevyent new drug application (NDA) indicating that some of the deficiencies previously raised by the FDA had not yet been addressed to its satisfaction. During the second quarter of 2020, we determined this to be a potential indicator of impairment of our IPR&D asset related to Trevyent, which had a carrying value of $107.3 million as of June 30, 2020. Significant judgment is required to estimate the probability of success of a drug candidate, as well as the associated revenue from a future product. We obtained a third-party valuation of the IPR&D asset to estimate its fair value using the income approach, together with Level 3 valuation inputs, including estimated future cash flows and a discount rate. Based on this valuation, the fair value was in excess of carrying value; therefore, the IPR&D asset was not impaired as of June 30, 2020. In January 2021, we met with the FDA to discuss certain deficiencies noted in the CRL and our plans to address them. The FDA clarified certain matters and indicated that a small clinical study of Trevyent in PAH patients may be required to evaluate further the pharmacokinetic profile and safety as correlated to the pump performance. We are assessing the FDA’s comments and awaiting additional written feedback from the agency, but currently believe that resubmission of our NDA will likely be delayed to 2022. This is an impairment indicator that occurred during the first quarter of 2021, so we will perform a quantitative impairment assessment of our IPR&D asset related to Trevyent during the first quarter of 2021. We have not yet completed our impairment assessment; therefore, we are unable to provide an estimate of loss, if any.
Related amortization expense for the years ended December 31, 2020, 2019, and 2018, was $0.2 million, $0.2 million, and $0.1 million, respectively. As of December 31, 2020, aggregate amortization expense related to definite-lived intangible assets for each of the five succeeding years and thereafter is estimated at less than $1.0 million per year.
Property, Plant, and Equipment
Property, plant, and equipment is recorded at cost and depreciated over its estimated useful life using the straight-line method. The estimated useful lives of property, plant, and equipment by major category are as follows:

Land improvements	15 Years
Buildings	25-39 Years
Building improvements	10-39 Years
Furniture, equipment, and vehicles	3-25 Years
Leasehold improvements	Remaining lease term, or the estimated useful life of the improvement, whichever is shorter

F-13	United Therapeutics

Property, plant, and equipment consists of the following (in millions):

	As of December 31,
	2020	2019
Land and land improvements	$74.9	$74.4
Buildings, building improvements, and leasehold improvements	593.6	573.3
Buildings under construction	47.4	42.0
Furniture, equipment, and vehicles	325.0	318.2
	1,040.9	1,007.9
Less—accumulated depreciation	(309.3)	(269.4)
Property, plant, and equipment, net	$731.6	$738.5
Depreciation expense for the years ended December 31, 2020, 2019, and 2018, was $49.7 million, $45.7 million, and $35.8 million, respectively.
Buildings under construction consists of direct costs related to our construction projects.
In 2019, we completed construction of a new cell culture and purification facility. In early 2021, we decided to repurpose this facility to produce autologous cells that will be used to cellularize lung scaffolds for clinical studies. The decision to repurpose this facility represents a potential impairment indicator that we will evaluate in the first quarter of 2021. We have not yet completed our interim impairment assessment. As of December 31, 2020, the net book value of the facility, including all equipment, was $55.6 million.
Investments in Privately-Held Companies
We measure our non-controlling equity investments in privately-held companies using the measurement alternative because the fair values of these investments are not readily determinable. Under this alternative, the investments are measured at cost, less any impairment, adjusted for any observable price changes. We monitor these investments individually for any observable price changes or impairment indicators. We adjust the measurement of these investments for observable price changes in orderly transactions for the identical or a similar investment of the same issuer. We consider relevant transactions, including any potential funding opportunities, which occur on or before the balance sheet date in evaluating whether any observable price changes have occurred. When a relevant transaction is identified, a careful review of the attendant rights and obligations, such as voting rights, liquidation preferences, and protective provisions, is necessary to evaluate whether such transaction is deemed to be a similar or identical investment. When a transaction is identified as similar or identical to our investment, we assess the fair value of our investment using various inputs, such as the discount rate, time to a liquidation event, and volatility, in a valuation model or analysis. We include our investments in privately-held companies within other non-current assets on our consolidated balance sheets.
These investments are subject to a periodic impairment review and if impaired, the investment is measured and recorded at fair value in accordance with FASB Accounting Standards Codification (ASC) 820, Fair Value Measurements. At each reporting date, we review these investments individually for impairment by evaluating whether events or circumstances have occurred that may have a significant adverse effect on the fair value of the investments. If such events or circumstances have occurred, we will estimate the fair value of the investment. In such cases, we determine the estimated fair value of the investment using unobservable inputs including assumptions by the company’s management.
Treasury Stock
Repurchased treasury stock is recorded at cost, including commissions and fees. The cost of treasury shares sold or reissued is determined using the first-in, first-out method. Related gains and losses on sales of treasury stock are recognized as adjustments to stockholders’ equity.
Revenue Recognition
On January 1, 2018, we adopted FASB ASC Topic 606: Revenue from Contracts with Customers and its related amendments. To determine revenue recognition for contractual arrangements that we determine are within the scope of this guidance, we perform the following five steps: (1) identify each contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to our performance obligations in the contract; and (5) recognize revenue when (or as) we satisfy the relevant performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer.

2020 Annual Report	F-14

We generate revenues from the sale of our five commercially approved products: Remodulin, Tyvaso, Orenitram, Unituxin, and Adcirca. We recognize revenue when we transfer control of our products to our distributors, as our contracts have a single performance obligation (delivery of our product). Except for Adcirca sales, the performance obligation is generally satisfied when our products are delivered to the distributor’s designated location. We recognize revenue from Adcirca sales upon shipment from an Eli Lilly and Company (Lilly) distribution center. Future revenue from delivery of our products will be based on purchase orders provided to us by our distributors. We are not required to disclose the value of unsatisfied performance obligations as our contracts have a non-cancelable duration of one year or less.
See Note 13—Segment Information, for information on revenues disaggregated by commercial product, geographic area, and customer.
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
Estimating gross-to-net deductions involves the use of significant assumptions and judgments, as well as information obtained from external sources. For our rebate and chargeback liabilities, in particular, the time lag experienced in the payment of the rebate or chargeback may result in revisions of these accruals in future periods. However, based on our significant history and experience estimating these accruals and our development of these accruals based on the expected value method, we do not believe there will be significant changes to our estimates recorded during the period of sale. We recognized an aggregate $0.5 million increase in our net product sales for the year ended December 31, 2020, an aggregate $2.3 million decrease in our net product sales for the year ended December 31, 2019, and an aggregate $8.8 million increase in our net product sales for the year ended December 31, 2018, related to revenue recognized from product sales in prior periods. In 2018 we recorded a change in estimate that resulted in the reversal of an estimated liability for Medicaid rebates of $13.6 million, which had initially been recorded in 2017. Additional adjustments to accruals for prior periods primarily related to our participation in state Medicaid programs and contracts with commercial payers.
Rebates and chargebacks. Allowances for rebates include mandated discounts due to our participation in various government health care programs and contracted discounts with commercial payers. We estimate our rebate liability on a product-by-product basis, considering actual revenue, contractual discount rates, expected utilization under each contract, and historical payment experience. We also consider changes in our product pricing and information regarding changes in program regulations and guidelines. Our chargebacks represent contractual discounts payable to distributors for the difference between the invoice price paid to us by the distributor for a particular product and the contracted price that the distributor’s customer pays for that product. We estimate our chargeback liability on a product-by-product basis, primarily considering historical payment experience. Although we accrue a liability for rebates and chargebacks in the same period the product is sold, third-party reporting and payment of the rebate or chargeback amount occur on a time lag, with the majority of rebates and chargebacks paid within six months from date of sale. Our liability for rebates and chargebacks is included in accounts payable and accrued expenses on our consolidated balance sheets. At December 31, 2020 and 2019, our accrued rebates and chargebacks were $60.7 million and $51.7 million, respectively. In addition, during the years ended December 31, 2020, 2019, and 2018, we recognized $182.0 million, $178.7 million, and $223.7 million, respectively, in revenue deductions associated with rebates and chargebacks.
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
Product returns. The sales terms for Adcirca and Unituxin include return rights that extend throughout the distribution channel. For Adcirca, we recognize an allowance for returns as customers have the right to return expired product for up to 12 months after the product’s expiration date (generally 24 to 36 months after the initial sale). Returned product is destroyed. Regulatory exclusivity for Adcirca expired in May 2018, and generic versions of Adcirca became available for purchase beginning in the third quarter of 2018. Due to the availability of the generic versions, we have experienced a significant decline in Adcirca demand, which could result in inventory held by distributors and other downstream customers expiring unsold. Our allowance for product returns for Adcirca as of December 31, 2020 and 2019 is $12.5 million and $14.2 million, respectively. We record our allowance for product returns in other current and non-current liabilities on our consolidated balance sheets. We developed our returns liability as of December 31, 2020 and 2019, based on our estimate of the amount of Adcirca inventory in the downstream channel and the amount of that inventory that we expect will not be sold by distributors and other downstream customers. The estimates were developed using reports from our distributors and other third-party data, including estimates of Adcirca dispenses and the historical impact of generic entrants on other branded products that we deemed comparable to Adcirca. During the year ended December 31, 2020, we recognized no change in revenue deductions associated with our allowance for product returns. During the years ended December 31, 2019 and 2018, we recognized a decrease of $6.2 million and an increase of $17.5 million, respectively, in revenue deductions associated with our allowance for product returns.

F-15	United Therapeutics

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
Trade Receivables
We invoice and receive payment from our customers after we recognize revenue, resulting in receivables from our customers that are presented as accounts receivable on our consolidated balance sheets. Accounts receivable consist of short-term amounts due from our distributors (generally 30 to 90 days) and are stated at the amount we expect to collect. We establish an allowance for doubtful accounts, if deemed necessary, based on our assessment of the collectability of specific distributor accounts. We did not recognize any impairment losses for accounts receivable for each of the years ended December 31, 2020 and 2019. Changes in accounts receivable are primarily due to the timing and magnitude of orders of our products, the timing of when control of our products is transferred to our distributors, and the timing of cash collections.
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
Research and Development
Research and development costs are expensed as incurred except for refundable payments made in advance of services to be provided to us. Related expenses consist of internal labor and overhead, costs to acquire pharmaceutical products and product rights for development, materials used in clinical trials and amounts paid to third parties for services, and materials related to drug development and clinical trials.
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
We recognize the following costs, among others, as research and development expense in the period related costs are incurred:
•costs associated with in-house or contracted manufacturing activities prior to receiving FDA approval for such facilities, or for major unproven changes to our manufacturing processes;
•costs incurred in-licensing the rights to technologies in the research and development stage that have no alternative future use; and
•up-front payments made in connection with arrangements to obtain license and distribution rights to pharmaceutical product candidates prior to regulatory approval, absent any alternative future use.

2020 Annual Report	F-16

Share-Based Compensation
Generally, the fair value of a stock option grant is measured on its grant date and related compensation expense is recognized ratably over the requisite service period. We issue new shares of our common stock upon the exercise of stock options. Additionally, certain executives have stock options with performance conditions that have vesting rights tied to achievement of specific targeted criteria. Share-based compensation expense for all awards is recorded ratably over their vesting period, depending on the specific terms of the award and achievement of the specified performance conditions. Refer to Note 8—Share-Based Compensation.
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
We have elected to account for the tax on Global Intangible Low-Taxed Income, enacted as part of the Tax Cuts and Jobs Act, as a component of tax expense in the period in which the tax is incurred.
Earnings per Share
Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period, plus the potential dilutive effect of other securities if such securities were converted or exercised. During periods in which we incur net losses, both basic and diluted loss per share are calculated by dividing the net loss by the weighted average shares outstanding. Potentially dilutive securities are excluded from the calculation because their effect would be anti-dilutive.
Concentration of Credit Risk
Financial instruments that are exposed to credit risk consist of cash, money market funds, certificates of deposit, marketable debt securities, and trade receivables. We maintain our cash and money market funds with financial institutions that are federally insured. While balances deposited in these institutions often exceed Federal Deposit Insurance Corporation limits, we have not experienced any losses on related accounts to date. Furthermore, we limit our risk exposure by maintaining funds in financial institutions that we believe are creditworthy and financially sound. Our investments in marketable debt securities have been issued by corporate entities and government-sponsored enterprises with high credit ratings. We mitigate investment risks by investing in highly-rated securities with relatively short maturities that we believe do not subject us to undue investment or credit risk. In addition, our investment policy does not provide for investments in complex or structured financial instruments. At any given time, our trade receivables are concentrated among a small number of principal customers. If any of these financial institutions, issuers, or customers fail to perform their obligations under the terms of these financial instruments, our maximum exposure to potential losses would be equal to amounts reported on our consolidated balance sheets.

F-17	United Therapeutics

3. Recently Issued Accounting Standards
Accounting Standards Adopted
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which introduces new guidance for estimating credit losses on certain types of financial instruments based on expected losses and the timing of the recognition of such losses. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019. We adopted this standard on January 1, 2020 using the modified retrospective method for financial assets measured at amortized cost, including our net investment in a sales-type lease, financing receivables, available-for-sale debt securities, and trade receivables. Upon adoption of the new standard, we recorded an allowance for credit losses of $1.1 million related to our net investment in a lease using an estimated default rate for the lessee over the lease term. The cumulative-effect adjustment resulted in a decrease to retained earnings of $0.8 million, which is net of a tax benefit. During the first quarter of 2020, we recognized an impairment charge of $1.5 million on a note receivable due to the expected loss from future payments as a result of economic uncertainty arising from the negative effects of the COVID-19 pandemic on the global economy and financial markets. We did not recognize any further impairment of this note receivable during the remainder of 2020. We recorded this impairment charge within “other income (expense), net” on our consolidated statements of operations.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment (ASU 2017-04), which simplifies how an entity is required to test goodwill for impairment. ASU 2017-04 requires that a goodwill impairment be measured by the amount by which a reporting unit’s carrying value exceeds its fair value, with the amount of impairment not to exceed the carrying amount of the reporting unit’s goodwill. ASU 2017-04 is effective for goodwill impairment tests in fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years, and must be adopted on a prospective basis. We adopted the new standard on January 1, 2020, with no material impact on our financial statements.
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
In August 2018, the FASB issued ASU No. 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Topic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans (ASU 2018-14). The standard modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. ASU 2018-14 was effective for fiscal years ending after December 15, 2020. We adopted the new standard as of December 31, 2020, with no material impact on our financial statements.
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

2020 Annual Report	F-18

4. Investments
Marketable Investments
Available-for-Sale Debt Securities
Available-for-sale debt securities are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive loss in stockholders’ equity, until realized. Available-for-sale debt securities consisted of the following (in millions):

As of December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency securities	$1,902.4	$9.8	$(0.1)	$1,912.1
Corporate debt securities	331.2	3.2	—	334.4
Total	$2,233.6	$13.0	$(0.1)	$2,246.5
Reported under the following captions on our consolidated balance sheets:
Cash and cash equivalents				79.0
Current marketable investments				1,017.9
Non-current marketable investments				1,149.6
Total				$2,246.5

As of December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency securities	$1,225.2	$2.9	$(0.2)	$1,227.9
Corporate debt securities	222.4	1.7	—	224.1
Total	$1,447.6	$4.6	$(0.2)	$1,452.0
Reported under the following captions on our consolidated balance sheets:
Current marketable investments				684.5
Non-current marketable investments				767.5
Total				$1,452.0
The following table summarizes the contractual maturities of available-for-sale debt securities (in millions). Actual maturities may differ from contractual maturities because the issuers of certain of these debt securities have the right to call the securities or prepay their obligations under the securities with or without penalties.

	As of December 31, 2020
	Amortized Cost	Fair Value
Due within one year	$1,093.1	$1,096.9
Due in one to three years	1,140.5	1,149.6
Total	$2,233.6	$2,246.5
Investments in Equity Securities with Readily Determinable Fair Values
We held investments in equity securities with readily determinable fair values of $78.4 million and $63.0 million as of December 31, 2020 and 2019, respectively, which are included in current marketable investments on our consolidated balance sheets. In 2020, one of the privately-held companies in which we invested became publicly traded. In 2019, two of the privately-held companies in which we invested completed their initial public offerings and their securities began trading on the Nasdaq Stock Market. As a result, the equity securities we own in these companies are now recorded at fair value rather than reflected as investments in privately-held companies. Changes in the fair value of publicly-traded equity securities were recorded on our consolidated statements of operations within “other income (expense), net.” Refer to Note 5—Fair Value Measurements.
During the years ended December 31, 2020, 2019, and 2018, we received $27.3 million, $20.5 million, and zero, respectively, in cash from the sale of these equity securities. In February 2021, we sold our investment in one of the publicly-traded companies and realized a gain of $91.9 million. As of December 31, 2020, the fair value and unrealized gain of the investment we sold were $30.5 million and $13.5 million, respectively.

F-19	United Therapeutics

Investments in Privately-Held Companies
As of December 31, 2020 and 2019, we maintained non-controlling equity investments in privately-held companies of $84.8 million and $86.0 million, respectively, in the aggregate. We made payments of zero, $8.0 million, and $5.0 million for investments in privately-held companies during the years ended December 31, 2020, 2019, and 2018, respectively.
When an observable price transaction occurs that is identified as similar or identical to our investment, we perform a valuation analysis to assess the fair value of our investment using various inputs, such as the discount rate, time to a liquidation event, and price volatility of peer company stocks. We adjust the fair value of our investment based on the valuation analysis and recognize the gain or loss in the period in which the observable price change occurred. During 2020, three of the privately-held companies in which we invested raised additional capital by issuing equity securities similar to ours at an increased valuation compared to prior financing rounds, which resulted in an aggregate increase of $25.5 million in the aggregate value of our investments. During the years ended December 31, 2019 and 2018, we recorded an aggregate increase of $1.2 million and zero, respectively, in the value of our investments. These gains were recorded within “other income (expense), net” on our consolidated statements of operations.
During 2020, we observed an indicator of impairment for our investments in three of the private companies in which we invested, which caused us to recognize aggregate impairment charges of $9.1 million. One of these companies suspended operations during 2020, which caused us to recognize an impairment charge equal to the entire value of our investment in this company. We observed an indicator of impairment for our investment in another privately-held company, which caused us to recognize an impairment charge equal to a portion of the value of our investment in this company. The third company experienced a decline in its business arising from the negative effects of the COVID-19 pandemic during 2020, which caused us to recognize an impairment charge equal to a portion of the value of our investment in this company. We did not recognize any further impairment in this investment during the remainder of 2020. These impairment charges were recorded within impairments of investments in privately-held companies on our consolidated statements of operations. During the years ended December 31, 2019 and 2018, we recorded zero and $53.5 million, respectively, of impairment charges related to our investments in privately-held companies.
Variable Interest Entities
We evaluate our interests in variable interest entities (VIEs) and will consolidate any VIE in which we have a controlling financial interest and are deemed to be the primary beneficiary. A controlling financial interest has both of the following characteristics: (1) the power to direct the activities of the VIE that most significantly impact its economic performance; and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could be significant to the VIE. If both of the characteristics are met, we are considered to be the primary beneficiary and therefore will consolidate that VIE into our consolidated financial statements.
Unconsolidated Variable Interest Entity
In November 2019, we entered into a supply agreement with an affiliate of DEKA Research & Development Corporation (DEKA) to manufacture and supply the Remunity Pump to us. Under the terms of the supply agreement, we will reimburse all of the affiliate’s costs to manufacture and supply the Remunity Pump. We have determined that the affiliate is a VIE as we are currently the only customer of the affiliate and the affiliate currently relies on our reimbursement of its costs to sustain its operations. We have determined we are not the primary beneficiary of the affiliate as we do not have the power to direct or control its significant activities related to the manufacturing of medical devices. Accordingly, we have not consolidated the affiliate. As of December 31, 2020, our consolidated balance sheet includes $11.7 million of assets related to our supply agreement, as well as a $24.0 million liability for the reimbursement of costs related to the supply agreement. While the terms of the supply agreement expose us to various future risks of loss given our responsibility to reimburse all costs incurred by the affiliate to manufacture and supply the Remunity Pump, we believe that our maximum exposure to loss as of December 31, 2020 as a result of our involvement with the affiliate is the $11.7 million of assets noted above.
Consolidation of a Variable Interest Entity
In August 2019, we entered into an operating agreement and trust agreement related to the contribution of an asset to a newly created trust of which we are the beneficiary. The trust was created for legal and administrative purposes and is not expected to make future purchases. As the operator of the asset, we are required to incur all future expenses related to the operation and maintenance of the asset. Accordingly, the trust is deemed a VIE because it relies on our capital to sustain future operating expenses. We are deemed the primary beneficiary of the VIE because we are the sole provider of financial support and can unilaterally remove the trustee without cause. Accordingly, we consolidate the VIE’s balance sheet and results of operations.
During 2019, the asset in the trust was reclassified from other non-current assets to property, plant, and equipment, net on our consolidated balance sheets upon being placed into service. As of December 31, 2020, our consolidated balance sheets included a $53.1 million asset due to the consolidation of this VIE included within property, plant, and equipment, net. Upon consolidating the VIE, which was not deemed a business as defined in ASC 805, Business Combinations, no gain or loss was recognized. This VIE has no recourse against our assets and general credit, and the VIE assets cannot be used to settle the VIE liabilities. Our total risk of loss is the $53.1 million asset we contributed, as noted above.

2020 Annual Report	F-20

Deconsolidation of a Variable Interest Entity
In April 2017, we made a $7.5 million minority equity investment in a privately-held company. In addition to our investment, we entered into an exclusive license, development, and commercialization agreement (the License Agreement) with this company. The License Agreement entitled us to control rights sufficient to require us to regard the company as a VIE and to consolidate the company’s balance sheet and results of operations as the primary beneficiary of this company.
In June 2019, we elected to terminate the License Agreement. The termination of the License Agreement caused us to impair an associated IPR&D asset during 2019 and recognize an impairment charge of $8.8 million, which is included within research and development expense on our consolidated statements of operations. Upon effectiveness of the termination of the License Agreement in 2019, we no longer have the power to direct the entity’s activities. Consequently, we deconsolidated the entity in 2019. Our deconsolidation of the entity’s balance sheet, which included $3.5 million of goodwill and $8.4 million of temporary equity, resulted in a net deconsolidation loss of $2.0 million. We have no further obligations to fund the entity, and our maximum exposure to loss is equal to the carrying value of our retained interest. We now account for our equity investment in this privately-held company using the equity method of accounting because we have the ability to exercise significant influence over the operating and financial policies of the entity, but we no longer have a controlling financial interest.
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

F-21	United Therapeutics

We account for certain assets and liabilities at fair value and classify these assets and liabilities within the fair value hierarchy. Our other current assets and other current liabilities have fair values that approximate their carrying values. Assets and liabilities subject to fair value measurements are as follows (in millions):

	As of December 31, 2020
	Level 1	Level 2	Level 3	Balance
Assets
Money market funds(1)	$323.1	$—	$—	$323.1
U.S. government and agency securities(3)	—	1,912.1	—	1,912.1
Corporate debt securities(3)	—	334.4	—	334.4
Equity securities(4)	78.4	—	—	78.4
Contingent consideration(5)	—	—	4.1	4.1
Total assets	$401.5	$2,246.5	$4.1	$2,652.1
Liabilities
Contingent consideration(6)	—	—	17.1	17.1
Total liabilities	$—	$—	$17.1	$17.1

	As of December 31, 2019
	Level 1	Level 2	Level 3	Balance
Assets
Money market funds(1)	$270.0	$—	$—	$270.0
Time deposits(2)	—	87.3	—	87.3
U.S. government and agency securities(3)	—	1,227.9	—	1,227.9
Corporate debt securities(3)	—	224.1	—	224.1
Equity securities(4)	63.0	—	—	63.0
Total assets	$333.0	$1,539.3	$—	$1,872.3
Liabilities
Contingent consideration(6)	—	—	13.4	13.4
Total liabilities	$—	$—	$13.4	$13.4
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
(4)Included in current marketable investments on our consolidated balance sheets. The fair value of these securities is based on quoted market prices for identical instruments in active markets. During the years ended December 31, 2020 and 2019, we recognized $25.1 million and $21.4 million of net unrealized and realized gains, respectively, on these securities. We recorded these gains and losses on our consolidated statements of operations within other income (expense), net. Refer to Note 4—Investments—Marketable Investments—Investments in Equity Securities with Readily Determinable Fair Values.
(5)Included in other current and other non-current assets on our consolidated balance sheets. The fair value of contingent consideration has been estimated using a Monte Carlo simulation. The Monte Carlo simulation incorporates Level 3 inputs including price volatility of peer company stocks and the probability of completing certain milestones during a specified period of time. The initial recognition of contingent consideration assets during 2020 resulted in a gain of $4.1 million for the year ended December 30, 2020.
(6)Included in non-current liabilities on our consolidated balance sheets. The fair value of contingent consideration has been estimated using probability-weighted discounted cash flow models (DCFs). The DCFs incorporate Level 3 inputs including estimated discount rates that we believe market participants would consider relevant in pricing and the projected timing and amount of cash flows, which are estimated and developed, in part, based on the requirements specific to each acquisition agreement. The change in the fair value of contingent consideration for the year ended December 31, 2020 was an increase of $3.7 million.
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value because of their short maturities. The fair values of our marketable investments and contingent consideration are

2020 Annual Report	F-22

reported above within the fair value hierarchy. The carrying value of our debt is a reasonable estimate of the fair value of the outstanding debt based on the variable interest rate of the debt.
6. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following by major categories (in millions):

	As of December 31,
	2020	2019
Accounts payable	$4.1	$9.9
Accrued expenses:
Sales related (royalties, rebates, and fees)	84.5	71.5
Payroll related	47.9	43.4
Research and development related	27.8	16.3
Other	22.7	7.3
Total accrued expenses	$182.9	$138.5
Total accounts payable and accrued expenses	$187.0	$148.4
7. Debt
Credit Agreement
In June 2018, we entered into a credit agreement (the Credit Agreement) with Wells Fargo Bank, National Association (Wells Fargo), as administrative agent and a swingline lender, and various other lender parties, providing for: (1) an unsecured revolving credit facility of up to $1.0 billion; and (2) a second unsecured revolving credit facility of up to $500.0 million (which facilities may, at our request, be increased by up to $300.0 million in the aggregate subject to obtaining commitments from existing or new lenders for such increase and other conditions). In December 2020, we extended the maturity date of the Credit Agreement by one year, to December 2025.
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
As of December 31, 2019, our outstanding aggregate principal balance under the Credit Agreement was $850.0 million, of which $250.0 million was classified as a current liability because, as of such date, we intended to repay that amount within one year. During the year ended December 31, 2020, we paid down $50.0 million of our balance under the Credit Agreement. This brought our aggregate outstanding balance under the Credit Agreement to $800.0 million as of December 31, 2020, all of which was classified as a non-current liability because we no longer intend to repay any portion of this amount within one year. We decided not to repay a portion of the loan within one year out of an abundance of caution given the uncertainty surrounding the current COVID-19 pandemic and its potential impact on our business.
The Credit Agreement contains customary events of default and customary affirmative and negative covenants. As of December 31, 2020, we were in compliance with these covenants. Lung Biotechnology PBC is our only subsidiary that guarantees our obligations under the Credit Agreement though, from time to time, one or more of our other subsidiaries may be required to guarantee our obligations.
In connection with the Credit Agreement, we capitalized debt issuance costs, which are being amortized to interest expense over the contractual term of the Credit Agreement. As of December 31, 2020, $2.4 million was recorded in other current assets and $9.3 million in other non-current assets on our consolidated balance sheets.
The interest expense reported on our consolidated statements of operations for the years ended December 31, 2020, 2019, and 2018, related to our borrowings under the Credit Agreement and a previous credit facility that was terminated in 2018.

F-23	United Therapeutics

8. Share-Based Compensation
As of December 31, 2020, we have two shareholder-approved equity incentive plans: the United Therapeutics Corporation Amended and Restated Equity Incentive Plan (the 1999 Plan) and the United Therapeutics Corporation Amended and Restated 2015 Stock Incentive Plan (as amended to date, the 2015 Plan). The 2015 Plan provides for the issuance of up to 10,000,000 shares of our common stock pursuant to awards granted under the 2015 Plan, which includes the 500,000 shares added pursuant to an amendment and restatement of the 2015 Plan approved by our shareholders in June 2020. No further awards will be granted under the 1999 Plan. We also have one equity incentive plan, the United Therapeutics Corporation 2019 Inducement Stock Incentive Plan (the 2019 Inducement Plan), that has not been approved by our shareholders, as permitted by the Nasdaq Stock Market rules. The 2019 Inducement Plan was approved by our Board of Directors in February 2019 and provides for the issuance of up to 99,000 shares of our common stock under awards granted to newly-hired employees. Currently, we grant equity-based awards to employees and members of our Board of Directors in the form of stock options and restricted stock units under the 2015 Plan, and we grant restricted stock units to newly-hired employees under the 2019 Inducement Plan. Refer to the sections entitled Stock Options and Restricted Stock Units below.
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
The following table reflects the components of share-based compensation expense (benefit) recognized in our consolidated statements of operations (in millions):

	Year Ended December 31,
	2020	2019	2018
Stock options	$44.0	$70.5	$58.5
Restricted stock units	20.5	13.3	7.3
STAP awards	97.8	(39.7)	(93.4)
Employee stock purchase plan	1.5	1.3	1.2
Total share-based compensation expense (benefit) before tax	$163.8	$45.4	$(26.4)
Share-based compensation capitalized as part of inventory	$1.0	$0.7	$0.7
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
In March 2017 and March 2018, we issued stock options with performance conditions to certain executives with vesting conditions tied to the achievement of specified performance criteria, which have target performance levels that span from one to three years. Upon the conclusion of the performance period, the performance level achieved is measured and the ultimate number of shares that may vest is determined. Share-based compensation expense for these awards is recorded ratably over their vesting period, depending on the specific terms of the award and anticipated achievement of the specified performance criteria. As of December 31, 2020, the performance period for these awards had ended, and the awards granted in March 2017 had vested. During 2020 and 2019, we did not grant stock options with performance vesting conditions.
A description of the key inputs, requiring estimates, used in determining the fair value of stock options are provided below:
Expected term—The expected term reflects the estimated time period we expect an award to remain outstanding. For the years ended December 31, 2020, 2019, and 2018, we used the simplified approach to develop this input for our stock options as we do not have sufficient historical data related to stock option exercises. Under the simplified approach, the expected term reflects the weighted average midpoint between the vesting date and the expiration date of the awards. For the expected term input related to our STAP awards, refer to the Share Tracking Awards Plans section below.
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

2020 Annual Report	F-24

Risk-free interest rate—The risk-free interest rate is the average interest rate consistent with the yield available on a U.S. Treasury note with a term equal to the expected term of an award.
Expected dividend yield—We do not pay cash dividends on our common stock and do not expect to do so in the future. Therefore, the dividend yield is zero.
The following weighted average assumptions were used in estimating the fair value of stock options granted to employees during the twelve months ended December 31, 2020, 2019, and 2018:

	Year Ended December 31,
	2020	2019	2018
Expected term of awards (in years)	5.6	5.8	6.3
Expected volatility	33.4%	33.8%	36.2%
Risk-free interest rate	0.5%	2.4%	2.7%
Expected dividend yield	0.0%	0.0%	0.0%
A summary of the activity and status of stock options under our equity incentive plans is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2020	8,088,680	$123.34
Granted	78,559	109.32
Exercised	(466,731)	72.29
Forfeited	(20,314)	136.82
Outstanding at December 31, 2020	7,680,194	$126.27	5.6	$199.8
Exercisable at December 31, 2020	4,861,362	$128.24	5.0	$118.3
Unvested at December 31, 2020	2,818,832	$122.87	6.5	$81.5
The weighted average fair value of a stock option granted during each of the years in the three-year period ended December 31, 2020, was $34.56, $39.63, and $45.01, respectively. The total fair value of stock options that vested for each of the years in the three-year period ended December 31, 2020, was $73.5 million, $37.4 million, and $33.9 million, respectively.
Total share-based compensation expense related to stock options is recorded as follows (in millions):

	Year Ended December 31,
	2020	2019	2018
Cost of product sales	$0.5	$0.8	$0.9
Research and development	2.0	3.7	3.7
Selling, general, and administrative	41.5	66.0	53.9
Share-based compensation expense before tax	44.0	70.5	58.5
Related income tax benefit	(3.1)	(16.0)	(13.3)
Share-based compensation expense, net of tax	$40.9	$54.5	$45.2
As of December 31, 2020, unrecognized compensation cost relating to stock options was $48.6 million. Unvested outstanding stock options as of December 31, 2020 had a weighted average remaining vesting period of 2.0 years.

F-25	United Therapeutics

Stock option exercise data is summarized below (dollars in millions):

	Year Ended December 31,
	2020	2019	2018
Number of options exercised	466,731	191,508	289,393
Cash received from options exercised	$33.8	$9.9	$15.6
Total intrinsic value of options exercised	$22.9	$11.5	$17.0
Tax benefits realized from options exercised(1)	$5.4	$2.6	$3.9
(1)We recognize these tax benefits on our consolidated statements of operations within income tax (expense) benefit.
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
A summary of the activity with respect to, and status of, restricted stock units during year ended December 31, 2020 is presented below:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in millions)
Unvested at January 1, 2020	310,725	$112.24
Granted	284,303	94.56
Vested	(133,152)	108.47
Forfeited/canceled	(21,348)	103.42
Unvested at December 31, 2020	440,528	$102.40	8.7	$66.9
Total share-based compensation expense relating to restricted stock units is recorded as follows (in millions):

	Year Ended December 31,
	2020	2019	2018
Cost of product sales	$1.6	$1.0	$0.5
Research and development	7.0	4.4	1.7
Selling, general, and administrative	11.9	7.9	5.1
Share-based compensation expense before tax	20.5	13.3	7.3
Related income tax benefit	(4.8)	(3.0)	(1.7)
Share-based compensation expense, net of tax	$15.7	$10.3	$5.6
As of December 31, 2020, unrecognized compensation cost related to the grant of restricted stock units was $28.3 million. Unvested outstanding restricted stock units as of December 31, 2020 had a weighted average remaining vesting period of 1.8 years.
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
The aggregate STAP liability balance was $96.8 million and $25.0 million at December 31, 2020 and 2019, respectively, all of which was classified as a current liability on our consolidated balance sheets.
Estimating the fair value of STAP awards requires the use of certain inputs that can materially impact the determination of fair value and the amount of compensation expense (benefit) we recognize. Inputs used in estimating fair value include the price of

2020 Annual Report	F-26

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
Expected term—The expected term reflects the estimated time period we expect an award to remain outstanding. For the nine months ended September 30, 2018, we used historical data to develop this input for our STAP awards. As of December 31, 2018, we no longer believed historical exercise data was a reasonable approach to determine the expected exercise behavior of outstanding STAPs given the prolonged volatility of the price of our common stock. As such, we began determining the expected term assumption as of December 31, 2018 using the weighted average midpoint of the remaining contractual term for outstanding awards and expect to continue to use this methodology until circumstances dictate otherwise. The midpoint method resulted in a remaining weighted average expected term of 2.5 years, which was longer than the remaining weighted averaged expected term of 1.0 year calculated under our historical approach as of December 31, 2018. We believe the midpoint method represents the best estimate of the expected term of outstanding STAP awards. The application of the midpoint method during the fourth quarter of 2018 resulted in an increase to the STAP liability of approximately $22.7 million, holding other factors constant.
The table below includes the weighted-average assumptions used to measure the fair value of the outstanding STAP awards:

	As of December 31,
	2020	2019	2018
Expected term of awards (in years)	1.7	2.0	2.5
Expected volatility	34.8%	29.1%	30.9%
Risk-free interest rate	0.1%	1.6%	2.5%
Expected dividend yield	0.0%	0.0%	0.0%
The closing price of our common stock was $151.79, $88.08, and $108.90 on December 31, 2020, 2019, and 2018, respectively.
A summary of the activity and status of STAP awards during the year ended December 31, 2020 is presented below:

	Number of Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2020	2,622,328	$109.10
Granted	—	—
Exercised	(477,364)	66.18
Forfeited	(23,104)	134.13
Outstanding at December 31, 2020	2,121,860	$118.48	3.4	$82.2
Exercisable at December 31, 2020	2,111,860	$118.80	3.4	$81.2
Unvested at December 31, 2020	10,000	$52.57	1.9	$1.0
Share-based compensation expense (benefit) recognized in connection with STAP awards is as follows (in millions):

	Year Ended December 31,
	2020	2019	2018
Cost of product sales	$4.9	$(1.7)	$(4.7)
Research and development	19.9	(8.2)	(17.9)
Selling, general, and administrative	73.0	(29.8)	(70.8)
Share-based compensation expense (benefit) before tax	97.8	(39.7)	(93.4)
Related income tax (benefit) expense	(19.3)	9.0	21.3
Share-based compensation expense (benefit), net of tax	$78.5	$(30.7)	$(72.1)
Cash paid to settle STAP exercises during the years ended December 31, 2020, 2019, and 2018 was $26.1 million, $7.6 million, and $75.7 million, respectively.

F-27	United Therapeutics

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
9. Stockholders’ Equity
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
The components of basic and diluted earnings (loss) per common share comprised the following (in millions, except per share amounts):

	Year Ended December 31,
	2020	2019	2018
Numerator:
Net income (loss)	$514.8	$(104.5)	$589.2
Denominator:
Weighted average outstanding shares — basic	44.2	43.8	43.5
Effect of dilutive securities(1):
Stock options, restricted stock units, and employee stock purchase plan	0.4	—	0.5
Weighted average shares — diluted(2)	44.6	43.8	44.0
Net income (loss) per common share:
Basic	$11.65	$(2.39)	$13.54
Diluted	$11.54	$(2.39)	$13.39
Stock options and restricted stock units excluded from calculation(2)	6.6	7.2	4.7
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

2020 Annual Report	F-28

Accumulated Other Comprehensive Loss
The following table includes changes in accumulated other comprehensive loss by component, net of tax (in millions):

	Defined Benefit Pension Plan(1)	Foreign Currency Translation Losses	Unrealized Gains and (Losses) on Available-for-Sale Securities	Total
Balance, January 1, 2020	$—	$(17.9)	$3.7	$(14.2)
Other comprehensive (loss) income before reclassifications	(8.0)	—	6.7	(1.3)
Amounts reclassified from accumulated other comprehensive loss	1.3	—	—	1.3
Net current-period other comprehensive (loss) income	(6.7)	—	6.7	—
Balance, December 31, 2020	$(6.7)	$(17.9)	$10.4	$(14.2)

	Defined Benefit Pension Plan(1)	Foreign Currency Translation Losses	Unrealized Gains and (Losses) on Available-for-Sale Securities	Total
Balance, January 1, 2019	$12.3	$(17.9)	$(2.3)	$(7.9)
Other comprehensive (loss) income before reclassifications	(10.6)	—	6.0	(4.6)
Amounts reclassified from accumulated other comprehensive loss	(1.7)	—	—	(1.7)
Net current-period other comprehensive (loss) income	(12.3)	—	6.0	(6.3)
Balance, December 31, 2019	$—	$(17.9)	$3.7	$(14.2)
(1)Refer to Note 11—Employee Benefit Plans—Supplemental Executive Retirement Plan, which identifies the captions within our consolidated statements of operations where reclassification adjustments were recognized and their associated tax impact.
10. Income Taxes
Components of income tax (benefit) expense consist of the following (in millions):

	Year Ended December 31,
	2020	2019	2018
Current:
Federal	$114.6	$63.1	$136.6
State	20.0	9.4	17.4
Total current	134.6	72.5	154.0
Deferred
Federal	1.6	(120.1)	12.7
State	(12.1)	(12.9)	3.0
Total deferred	(10.5)	(133.0)	15.7
Total income tax expense (benefit)	$124.1	$(60.5)	$169.7

F-29	United Therapeutics

Presented below is a reconciliation of income tax expense (benefit) computed at the statutory federal tax rate of 21 percent in 2020, 2019, and 2018 to income tax (benefit) expense as reported (in millions):

	Year Ended December 31,
	2020	2019	2018
Federal taxes at the statutory rate	$134.2	$(34.7)	$159.4
General business credits	(24.0)	(21.3)	(16.0)
Nondeductible compensation expense	11.5	6.3	2.1
State taxes, net of federal benefit	7.0	(3.1)	15.7
Uncertain tax positions	4.8	(0.3)	—
Other	(4.1)	(1.6)	0.6
Change in valuation allowance	(3.1)	(5.7)	11.2
Deduction for foreign-derived intangible income	(2.2)	(3.3)	(3.3)
Foreign income adjustment	—	5.1	—
Deconsolidation of VIE	—	(1.9)	—
Total income tax expense (benefit)	$124.1	$(60.5)	$169.7
Components of the net deferred tax assets are as follows (in millions):

	As of December 31,
	2020	2019
Deferred tax assets:
Intangible assets	$176.0	$187.9
Share-based compensation	73.1	56.1
Reserves and Accrued Liabilities	18.8	17.6
SERP	10.9	10.1
NOLs	9.7	8.8
Basis differences in investments	7.4	19.5
Other	5.6	6.5
Total deferred tax assets	301.5	306.5
Less: Valuation allowance	(35.5)	(36.6)
Total net deferred tax assets	266.0	269.9
Deferred tax liabilities:
Plant and equipment principally due to differences in depreciation	(26.1)	(38.7)
Other	(1.3)	(1.2)
Total deferred tax liabilities	(27.4)	(39.9)
Total deferred tax assets, net (1)	$238.6	$230.0
(1)Certain reclassifications have been made to prior periods to conform with the current presentation.
At December 31, 2020, we had gross federal, foreign, and state net operating loss carryforwards of $6.8 million, $21.1 million, and $103.6 million, respectively, which either expire at various dates beginning in 2030 or have no expiration date. We expect that a significant amount of these carryforwards will expire unused, so we have established valuation allowances for the related deferred tax assets. Certain of our investments in privately-held companies have been impaired and have associated deferred tax assets. We have established valuation allowances for the majority of the deferred tax assets related to the impairments due to their capital nature, which makes them unlikely to be recognized.
As of December 31, 2020, we had a total liability for unrecognized tax benefits, including related interest and penalties, of approximately $4.9 million. As of December 31, 2019, we did not have any unrecognized tax benefits. We record interest and penalties related to uncertain tax positions as a component of income tax expense. As of December 31, 2020, our liability for unrecognized tax benefits included approximately $0.4 million for the accrual of interest and penalties and we recorded approximately $0.3 million for the accrual of interest and penalties in the consolidated statement of operations.

2020 Annual Report	F-30

The following table represents a reconciliation of the total unrecognized tax benefit liability, excluding interest and penalties, for the years ended December 31, 2020, 2019, and 2018 (in millions):

	Year Ended December 31,
	2020	2019	2018
Unrecognized tax benefits, beginning of the period	$—	$0.5	$0.5
Gross decreases related to prior period tax positions	—	(0.5)	—
Gross increases related to prior period tax positions	3.8	—	—
Gross increases related to current period tax positions	0.7	—	—
Unrecognized tax benefits, end of the period	$4.5	$—	$0.5
As of December 31, 2020, we had $4.5 million of unrecognized tax benefits, excluding interest and penalties, that would impact our effective tax rate if recognized.

We are subject to federal and state taxation in the United States and various foreign jurisdictions. We are currently subject to examination by the Internal Revenue Service for tax years 2011 to 2018, and are no longer subject to income tax examinations by the Internal Revenue Service and all other major jurisdictions for tax years prior to 2011. The total amount of unrecognized tax benefits relating to our tax positions is subject to change based on future events including, but not limited to, the settlements of ongoing tax audits and assessments and the expiration of applicable statutes of limitations. Given the uncertainty of potential adjustments from examination, it is reasonably possible that the balance of unrecognized tax benefits could change significantly over the next 12 months. However, due to the number of years remaining that are subject to examination, we are unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits.
11. Employee Benefit Plans
Supplemental Executive Retirement Plan
We maintain the United Therapeutics Corporation Supplemental Executive Retirement Plan (SERP) to provide retirement benefits to certain senior members of our management team.
Participants who retire at age 60 or older are eligible to receive either monthly payments or a lump sum payment based on an average of their total gross base salary over the last 36 months of active employment, subject to certain adjustments. Related benefit payments commence on the first day of the sixth month after retirement. Participants who elect to receive monthly payments will continue to receive payments through the remainder of their life. Alternatively, participants who elect to receive a lump sum distribution will receive a payment equal to the present value of the estimated monthly payments that would have been received upon retirement. As of December 31, 2020 and 2019, all SERP participants had elected to receive a lump sum distribution. Participants who terminate employment for any reason other than death, disability, or change in control prior to age 60 will not be entitled to receive any benefits under the SERP.
Because we do not fund the SERP, we recognize a liability equal to the projected benefit obligation as measured at the end of each fiscal year.

F-31	United Therapeutics

A reconciliation of the beginning and ending balances of the projected benefit obligation is presented below (in millions):

	Year Ended December 31,
	2020	2019
Projected benefit obligation at the beginning of the year	$56.1	$46.8
Service cost	2.8	2.2
Interest cost	1.3	1.4
Benefits paid	—	(5.1)
Net actuarial loss	8.4	10.8
Projected benefit obligation at the end of the year	$68.6	$56.1
Amount included in Other current liabilities(1)	$19.1	$17.5
Amount included in Other non-current liabilities	$49.5	$38.6
(1)This amount represents the benefit obligation due to participants who are eligible to retire and whose benefit payments could commence within one year of the respective balance sheet date.
The following weighted average assumptions were used to measure the SERP obligation:

	Year Ended December 31,
	2020	2019
Discount rate	1.49%	2.63%
Salary increases	4.00%	4.00%
Lump-sum interest rate	2.25%	3.00%

The decreases in the discount rate and lump-sum interest rate for the year ended December 31, 2020, as compared to the same period in 2019, resulted in an increase in the projected benefit obligation of $3.2 million and $5.3 million, respectively, at December 31, 2020.
The components of net periodic pension cost recognized on our consolidated statements of operations consisted of the following (in millions):

	Year Ended December 31,
	2020	2019	2018
Service cost	$2.8	$2.2	$2.4
Interest cost	1.3	1.4	1.6
Amortization of prior service cost	1.3	1.5	1.5
Amortization of net actuarial gain	—	(2.2)	(0.2)
Settlement	—	(1.9)	—
Total	$5.4	$1.0	$5.3
The service cost component is reported within operating expenses and the other components are reported in other income (expense), net on our consolidated statements of operations.
Amounts related to the SERP that have been recognized in other comprehensive income (loss) are as follows (in millions):

	Year Ended December 31,
	2020	2019	2018
Net actuarial (loss) gain	$(8.4)	$(12.9)	$12.7
Prior service cost	1.3	1.5	1.5
Settlement	—	(1.9)	—
Total recognized in other comprehensive income (loss)	(7.1)	(13.3)	14.2
Tax benefit (expense)	0.4	1.0	(2.1)
Total, net of tax	$(6.7)	$(12.3)	$12.1

2020 Annual Report	F-32

The table below presents amounts related to the SERP included in accumulated other comprehensive loss that have not yet been recognized as a component of net periodic pension cost on our consolidated statements of operations (in millions):

	Year Ended December 31,
	2020	2019	2018
Net actuarial loss (gain)	$3.8	$(4.5)	$(19.3)
Prior service cost	2.0	3.3	4.7
Total included in accumulated other comprehensive loss	5.8	(1.2)	(14.6)
Tax expense	0.9	1.2	2.3
Total, net of tax	$6.7	$—	$(12.3)
The accumulated benefit obligation, a measure that does not consider future increases in participants’ salaries, was $58.7 million and $47.4 million at December 31, 2020 and 2019, respectively.
Future estimated benefit payments, based on current assumptions, including election of lump-sum distributions and expected future service, are as follows (in millions):

Year Ended December 31,
2021	$19.1
2022	—
2023	6.7
2024	17.6
2025	7.3
Thereafter	41.6
Total	$92.3
Employee Retirement Plan
We maintain a Section 401(k) Salary Reduction Plan which is open to all eligible full-time employees. Under the 401(k) Plan, eligible employees can make pre-tax or after-tax contributions up to statutory limits. Currently, we make discretionary matching contributions to the 401(k) Plan equal to 40 percent of a participant’s elected salary deferral. Matching contributions vest immediately for participants who have been employed for three-years; otherwise, matching contributions vest annually, in one-third increments over a three-year period until the three-year employment requirement has been met.
12. Commitments and Contingencies
Operating Leases
We lease facilities and equipment under operating lease arrangements that have terms expiring at various dates through 2029. Certain lease arrangements include renewal options and escalation clauses. In addition, various lease agreements to which we are party require that we comply with certain customary covenants throughout the term of these leases. If we are unable to comply with these covenants and cannot reach a satisfactory resolution in the event of noncompliance, these agreements could terminate.

F-33	United Therapeutics

Future minimum lease payments under non-cancelable operating leases as of December 31, 2020, are as follows (in millions):

Year Ending December 31,
2021	$2.9
2022	2.6
2023	2.2
2024	1.8
2025	1.9
Thereafter	8.6
Total	$20.0
Total rent expense was $3.5 million, $4.9 million, and $4.2 million for the years ended December 31, 2020, 2019, and 2018, respectively. The amounts recorded in operating lease expense include short-term leases and variable lease costs, which are immaterial.
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
Five percent royalty on net product sales of Adcirca through November 2017; from December 1, 2017 through December 31, 2023, ten percent royalty on net sales, plus milestone payments of $325,000 for each $1,000,000 in net product sales

The Scripps Research Institute	Unituxin	One percent royalty on net product sales of Unituxin
Medtronic, Inc.	Implantable System for Remodulin
Ten percent royalty on net product sales of Remodulin delivered via the Implantable System for Remodulin. Reimbursement of Medtronic’s development costs and costs incurred in providing commercialization support

DEKA Research & Development Corp.	Remunity Pump	Product fees and single-digit royalties on net product sales of the Remunity Pump and on net sales of Remodulin for use with the system; reimbursement of DEKA’s development and manufacturing costs
MannKind Corporation	Tyvaso DPI	Low double-digit royalties on net product sales of Tyvaso DPI and up to $50.0 million in developmental milestone payments (all of which have already been paid)
Arena	Ralinepag
Low double-digit, tiered royalties on net product sales of ralinepag (any route of administration); a one-time payment of $250.0 million upon FDA approval of an inhaled formulation of ralinepag to treat PAH; and a one-time payment of $150.0 million upon approval in certain non-U.S. jurisdictions of an oral version of ralinepag to treat any indication

Priority Review Voucher
On December 28, 2020, we entered into an agreement to acquire a rare pediatric disease priority review voucher for $105.0 million. The closing of the transaction was subject to customary closing conditions, including obtaining expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976. On January 21, 2021, we closed on the transaction and expensed the $105.0 million within research and development expenses on our consolidated statements of operations for the first quarter of 2021. We have submitted notice to the FDA of our intent to redeem the voucher upon submission of our upcoming NDA for Tyvaso DPI.

2020 Annual Report	F-34

13. Segment Information
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
Net product sales, cost of product sales, and gross profit for each of our commercial products were as follows (in millions):

Year Ended December 31, 2020	Remodulin(1)	Tyvaso(1)	Orenitram	Unituxin	Adcirca	Total
Net product sales	$516.7	$483.3	$293.1	$122.9	$67.3	$1,483.3
Cost of product sales	23.2	24.5	18.7	12.6	29.1	108.1
Gross profit	$493.5	$458.8	$274.4	$110.3	$38.2	$1,375.2

Year Ended December 31, 2019
Net product sales	$587.0	$415.6	$225.3	$113.7	$107.2	$1,448.8
Cost of product sales	21.1	19.6	15.0	15.7	46.2	117.6
Gross profit	$565.9	$396.0	$210.3	$98.0	$61.0	$1,331.2

Year Ended December 31, 2018
Net product sales	$599.0	$415.2	$205.1	$84.8	$323.7	$1,627.8
Cost of product sales	14.1	17.3	13.2	14.3	139.8	198.7
Gross profit	$584.9	$397.9	$191.9	$70.5	$183.9	$1,429.1
(1)Net product sales and cost of product sales include sales of delivery devices for the respective product.
Geographic revenues are determined based on the country in which our customers (distributors) are located. Total revenues from external customers by geographic area are as follows (in millions):

Year Ended December 31,	2020	2019	2018
United States	$1,412.1	$1,323.2	$1,528.2
Rest-of-World	71.2	125.6	99.6
Total	$1,483.3	$1,448.8	$1,627.8
We recorded revenue from two distributors in the United States that exceeded 10 percent of total revenues. Revenue from these two distributors as a percentage of total revenues is as follows:

Year Ended December 31,	2020	2019	2018
Distributor 1	55%	54%	51%
Distributor 2	28%	22%	18%
Long-lived assets (property, plant, and equipment) located by geographic area are as follows (in millions):

Year Ended December 31,	2020	2019	2018
United States	$717.3	$723.1	$684.0
Rest-of-World	14.3	15.4	15.7
Total	$731.6	$738.5	$699.7
14. Litigation
Sandoz Antitrust Litigation
On April 16, 2019, Sandoz Inc. (Sandoz) and its marketing partner RareGen, LLC, filed a complaint in the U.S. District Court for the District of New Jersey against us and Smiths Medical ASD, Inc. (Smiths Medical), alleging that we and Smiths Medical engaged in anticompetitive conduct in connection with plaintiffs’ efforts to launch their generic version of Remodulin. In particular, the complaint alleges that we and Smiths Medical unlawfully impeded competition by entering into an agreement to produce CADD-MS®3 cartridges specifically for the delivery of subcutaneous Remodulin, without making these cartridges

F-35	United Therapeutics

available for the delivery of Sandoz’s generic version of Remodulin. The parties completed expedited discovery in anticipation of a motion filed by the plaintiffs on October 4, 2019, seeking preliminary injunctive relief. We and Smiths Medical filed a motion to dismiss the complaint, and we filed our opposition to plaintiffs’ motion for a preliminary injunction on October 25, 2019. On January 29, 2020, the Court issued a decision denying the request for preliminary injunction sought by Sandoz and RareGen. According to the Court, “[Sandoz and RareGen] have not met their burden of demonstrating a reasonable probability of eventual success in the litigation.” The Court also denied our and Smiths Medical’s motion to dismiss the entire action. Plaintiffs declined to appeal the Court’s denial of their motion for preliminary injunction. The parties are currently engaged in discovery, and we do not anticipate a trial before early 2022 at the earliest.
On March 30, 2020, the plaintiffs filed an amended complaint to add a count alleging that we breached our earlier patent settlement agreement with Sandoz by refusing to grant Sandoz access to cartridges. Smiths Medical was dismissed from the case on November 13, 2020, based on a settlement resolving the disputes between the plaintiffs and Smiths Medical. As part of this settlement, Smiths Medical paid the plaintiffs $4.25 million, disclosed and made available to the plaintiffs certain specifications and other information related to the MS-3 cartridges, and granted to the plaintiffs a non-exclusive, royalty-free license in the United States to Smiths Medical’s patents and copyrights associated with the MS-3 cartridges and certain other information for use of the MS-3 pumps and cartridges.
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
Patent Litigation with Liquidia Technologies, Inc.
On March 30, 2020, Liquidia Technologies, Inc. (Liquidia) filed two petitions for inter partes review (IPR) with the Patent Trial and Appeal Board (PTAB) of the U.S. Patent and Trademark Office (USPTO). In its petitions, Liquidia seeks to invalidate U.S. Patent Nos. 9,604,901 (the ’901 patent) and 9,593,066 (the ’066 patent), both of which relate to a method of making treprostinil, the active pharmaceutical ingredient in our Remodulin, Tyvaso, and Orenitram products. These patents were issued in March 2017 and are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations publication, also known as the Orange Book, for Remodulin, Tyvaso, and Orenitram. In July 2020, we filed preliminary responses to the petitions. On October 13, 2020, the PTAB declined to institute IPR proceedings on the ’066 patent because Liquidia failed to establish a reasonable likelihood prevailing on any claim relating to the ’066 patent. Also on October 13, 2020, the PTAB instituted IPR proceedings on the ‘901 patent, finding that Liquidia had established a reasonable likelihood of prevailing on some of the claims of the ’901 patent. We expect the PTAB will issue a final written decision regarding the ’901 patent IPR, following additional submissions by the parties, around October 2021. Any appeals of the PTAB’s final written decision would delay any final outcome.
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
On July 21, 2020, the USPTO issued a new patent to us related to Tyvaso. The new patent, U.S. Patent No. 10,716,793 (the ’793 patent), expires May 14, 2027, and is listed in the Orange Book for Tyvaso. On July 22, 2020, we filed an amended complaint against Liquidia to include a claim for infringement of the ’793 patent. The ’793 patent relates to a method of administering treprostinil via inhalation and includes claims covering the dosing regimen used to administer Tyvaso. On August 5, 2020, Liquidia filed an answer to our amended complaint that repeated its defenses and counterclaims and added new defenses and counterclaims related to the ’793 patent. On August 26, 2020, we filed a motion to dismiss Liquidia’s invalidity defenses with respect to the ’793 patent based on assignor estoppel. The court denied our motion, finding that it is too early in the case to conclusively resolve the issue given the fact-intensive inquiry that is necessary. We can continue to assert an assignor estoppel defense and raise it for resolution later in the case, whether at trial or in a dispositive pre-trial motion. The district court set a schedule for the case, including a trial commencing on March 28, 2022.
On January 7, 2021, Liquidia filed another petition for IPR with the PTAB. In its petition, Liquidia seeks to invalidate the ’793 patent. We have until May 3, 2021 to file a preliminary response to the petition if we choose to do so. The PTAB has three months from receipt of our preliminary response, or the deadline for us to file a preliminary response if we choose not to file one, to

2020 Annual Report	F-36

decide whether to institute the IPR. If the PTAB institutes review, we expect that the PTAB will issue a final written decision regarding the ’793 patent around July 2022. Any appeals of the PTAB’s final written decision would delay any final outcome.
We plan to vigorously enforce our intellectual property rights related to Tyvaso.
MSP Recovery Litigation
On July 27, 2020, MSP Recovery Claims, Series LLC; MSPA Claims 1, LLC; and Series PMPI, a designated series of MAO-MSO Recovery II, LLC (Plaintiffs) filed a “Class Action Complaint” (the Complaint) against Caring Voices Coalition, Inc. (CVC) and us in the United States District Court for the District of Massachusetts. The Complaint alleges that we violated the federal Racketeer Influenced and Corrupt Organizations (RICO) act and various state laws by coordinating with CVC when making donations to a pulmonary arterial hypertension fund so that those donations would go towards copayment obligations for Medicare patients taking drugs manufactured and marketed by us. Plaintiffs claim to have received assignments from various Medicare Advantage health plans and other insurance entities that allow them to bring this lawsuit on behalf of those entities to recover allegedly inflated amounts they paid for our drugs. Two members of the putative class, Humana Inc. and UnitedHealth Group Inc., have informed us that they may bring claims directly against us to recover alleged overpayments.
We intend to vigorously defend against this lawsuit.
15. Arena License Agreement
On November 15, 2018, we entered into an exclusive license agreement with Arena related to ralinepag, a next-generation, oral, selective, and potent prostacyclin receptor agonist being developed for the treatment of PAH. On January 24, 2019, in connection with the closing of the transactions contemplated by the license agreement: (1) Arena granted to us perpetual, irrevocable, and exclusive rights throughout the universe to develop, manufacture, and commercialize ralinepag; (2) Arena transferred to us certain other assets related to ralinepag, including, among others, related domain names and trademarks, permits, certain contracts, inventory, regulatory documentation, Investigational New Drug (IND) Application No. 109021 (related to ralinepag), and nonclinical, preclinical, and clinical trial data; (3) we assumed certain limited liabilities from Arena, including, among others, all obligations arising after the closing under the assumed contracts and the IND described above; and (4) we paid Arena an upfront payment of $800.0 million, which was expensed as acquired in-process research and development and included within research and development expenses on our consolidated statements of operations in the first quarter of 2019. We will also pay Arena: (1) a one-time payment of $250.0 million for the first, if any, marketing approval we receive in the United States for an inhaled version of ralinepag to treat PAH; (2) a one-time payment of $150.0 million for the first, if any, marketing approval we receive in any of Japan, France, Italy, the United Kingdom, Spain, or Germany for an oral version of ralinepag to treat any indication; and (3) low double-digit, tiered royalties on net sales of any pharmaceutical product containing ralinepag as an active ingredient, subject to certain adjustments for third-party license payments.

F-37	United Therapeutics

Schedule II—Valuation and Qualifying Accounts
Years Ended December 31, 2020, 2019, and 2018
(In millions)

	Valuation Allowance on Deferred Tax Assets
	Balance at Beginning of Year	Additions Charged to Expense	Other Additions	Deductions	Balance at End of Year
Year Ended December 31, 2020(1)	$36.6	$—	$3.0	$(4.1)	$35.5
Year Ended December 31, 2019(1)	$42.6	$1.9	$0.9	$(8.8)	$36.6
Year Ended December 31, 2018(2)	$16.9	$14.9	$11.0	$(0.2)	$42.6
(1)Other Additions consists of changes related to our investment in a foreign entity.
(2)Other Additions consists of valuation allowances related to the acquisition of SteadyMed, SteadyMed dual consolidated loss limitation, and changes in deferred taxes related to our investment in a variable interest entity that were not charged to expense.

	Inventory Reserves
	Balance at Beginning of Year	Additions Charged to Expense	Deductions	Balance at End of Year
Year Ended December 31, 2020	$20.9	$7.7	$(11.8)	$16.8
Year Ended December 31, 2019	$26.0	$8.4	$(13.5)	$20.9
Year Ended December 31, 2018	$25.1	$11.7	$(10.8)	$26.0

2020 Annual Report	F-38

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with participation of our Chairman and Chief Executive Officer and Chief Financial Officer and Treasurer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2020. Based on that evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures were effective as of December 31, 2020.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, our management concluded that, as of December 31, 2020, our internal control over financial reporting was effective.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Item 9B. Other Information
None.

65	United Therapeutics

PART III
Item 10. Directors, Executive Officers, and Corporate Governance
Information as to the individuals serving on our board of directors is set forth below under the heading Board of Directors. Additional information required by Item 10 regarding nominees and directors appearing under Proposal No. 1: Election of Directors in our definitive proxy statement for our 2021 annual meeting of shareholders currently scheduled for June 25, 2021 (the 2021 Proxy Statement) is hereby incorporated herein by reference. Information regarding our executive officers appears in Item 1 of this Report under the heading Information about our Executive Officers. Information regarding the Audit Committee and the Audit Committee’s financial expert appearing under the heading Committees of our Board of Directors—Audit Committee in our 2021 Proxy Statement is hereby incorporated herein by reference.
Information appearing under the heading Delinquent Section 16(a) Reports in our 2021 Proxy Statement is hereby incorporated herein by reference.
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
Director of Engineering, Google Inc.
Linda Maxwell, M.D., M.B.A.
Head and Neck Surgeon; Founding Executive Director, the Biomedical Zone (Canada)
Nilda Mesa, J.D.
Adjunct Professor and Director of the Urban Sustainability and Equity Planning Program, Columbia University
Judy D. Olian, Ph.D.
President, Quinnipiac University
Christopher Patusky, J.D., M.G.A.
Founding Principal, Patusky Associates, LLC
Martine Rothblatt, Ph.D., J.D., M.B.A.
Chairman and Chief Executive Officer of United Therapeutics
Louis Sullivan, M.D.
Former Secretary, U.S. Department of Health and Human Services
Tommy Thompson, J.D.
Interim President, University of Wisconsin System; Former Secretary, U.S. Department of Health and Human Services

2020 Annual Report	66

Item 11. Executive Compensation
Information concerning executive compensation required by Item 11 will appear under the headings Director Compensation, Compensation Discussion and Analysis, and Executive Compensation Data in our 2021 Proxy Statement and is incorporated herein by reference.
Information concerning the Compensation Committee required by Item 11 will appear under the heading Compensation Committee Report in our 2021 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information regarding beneficial ownership of our common stock required by Item 12 will appear under Beneficial Ownership of Common Stock in our 2021 Proxy Statement and is incorporated herein by reference.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table presents information as of December 31, 2020, regarding our securities authorized for issuance under equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options and restricted stock units (a)(3)	Weighted average exercise price of outstanding options (b)(4)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(5)
Equity compensation plan approved by security holders(1)	8,112,693	$126.27	5,446,154
Equity compensation plan not approved by security holders(2)	8,029	—	79,383
Total	8,120,722	$126.27	5,525,537
(1)All outstanding stock options were issued under our two equity incentive plans approved by security holders in 1999 (the 1999 Plan) and 2015 (the 2015 Plan). The majority of outstanding restricted stock units (RSUs) were issued under the 2015 Plan. In addition, our employees have outstanding rights to purchase our common stock at a discount as part of our Employee Stock Purchase Plan (ESPP), which was approved by security holders in 2011. No further awards will be issued under the 1999 Plan. Information regarding these plans is contained in Note 8—Share-Based Compensation to our consolidated financial statements.
(2)We have one equity incentive plan, the United Therapeutics Corporation 2019 Inducement Stock Incentive Plan (the 2019 Inducement Plan), that has not been approved by our shareholders, as permitted by the Nasdaq Stock Market rules. The 2019 Inducement Plan was approved by our Board of Directors in February 2019 and provides for the issuance of up to 99,000 shares of our common stock in the aggregate under awards granted to newly-hired employees. Currently, we grant only restricted stock units to newly-hired employees under the 2019 Inducement Plan. Information regarding this plan is contained in Note 8—Share-Based Compensation to our consolidated financial statements.
(3)Column (a) includes 7,680,194 shares of our common stock issuable upon the exercise of outstanding stock options issued under the 1999 and 2015 Plan; 432,499 shares issuable upon the vesting of outstanding RSUs issued under the 2015 Plan; and 8,029 shares issuable upon the vesting of outstanding RSUs issued under the 2019 Inducement Plan. The 2015 Plan and 2019 Inducement Plan use a share counting formula for determining the number of shares available for issuance under the plans. In accordance with this formula, each option issued under the 2015 Plan counts as one share, while each RSU issued under the 2015 Plan and the 2019 Inducement Plan counts as 1.35 shares and 2.14 shares, respectively. The number under column (a) represents the actual number of shares issuable under our outstanding awards without giving effect to the share counting formula.
(4)Column (b) represents the weighted average exercise price of the outstanding stock options only. The outstanding RSUs are not included in this calculation because they do not have an exercise price.
(5)Column (c) includes 79,383, 2,813,190, and 2,632,964 of shares available for future issuance under the 2019 Inducement Plan, the 2015 Plan, and the ESPP, respectively. Under the ESPP, employees may purchase shares based upon a 6-month offering period at an amount equal to the lesser of (1) 85 percent of the closing market price of the Common Stock on the first day of the offering period, or (2) 85 percent of the closing market price of the Common Stock on the last day of the offering period. Refer to Note 8—Share-Based Compensation—Employee Stock Purchase Plan for more information. The number under column (c) assumes that all 440,528 outstanding RSUs included in column (a) vest. Each RSU is only counted as one share in column (a) because only one share is issuable upon vesting. However, if any RSU does not vest, the number of shares available for future issuance will increase by 1.35 and 2.14, under the 2015 Plan and 2019 Plan, respectively, because of the share counting formula described in note (3) above.

67	United Therapeutics

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information concerning related party transactions and director independence required by Item 13 will appear under the headings Other Matters—Certain Relationships and Related Party Transactions, Our Corporate Governance—Board of Directors and Nominees—Director Independence, and Our Corporate Governance—Board Structure—Committees of Our Board of Directors in our 2021 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Information required by Item 14 concerning the principal accounting fees paid by the Registrant and the Audit Committee’s pre-approval policies and procedures, will appear under the heading Audit Matters in our 2021 Proxy Statement and is incorporated herein by reference.

2020 Annual Report	68

PART IV
Item 15. Exhibits and Financial Statement Schedules
In reviewing the agreements included or incorporated by reference as exhibits to this Report, it is important to note that they are included to provide investors with information regarding their terms, and are not intended to provide any other facts or disclose any other information about United Therapeutics or the other parties to the agreements. The agreements contain representations and warranties made by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement, and: (1) should not be treated as categorical statements of fact, but rather as a way of allocating risk between the parties; (2) have in some cases been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement; (3) may apply standards of materiality in a way that is different from what may be material to investors; and (4) were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.
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

69	United Therapeutics

Exhibit Index

Exhibit No.	Description
2.1*
Exclusive License Agreement, dated as of November 15, 2018, by and between Arena Pharmaceuticals, Inc. and the Registrant, incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed January 25, 2019.

3.1	Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed June 29, 2020.
3.2	Ninth Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8‑K filed February 5, 2021.
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2***	Description of Securities Registered under Section 12 of the Exchange Act.
10.1
Form of Indemnification Agreement between the Registrant and each of its Directors and Executive Officers, incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2009.

10.2**
Amended and Restated Executive Employment Agreement dated as of January 1, 2009, between the Registrant and Martine A. Rothblatt, incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2009.

10.3**
Amendment to Amended and Restated Executive Employment Agreement between the Registrant and Martine Rothblatt, Ph.D., dated as of January 1, 2015, incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8‑K filed December 17, 2014.

10.4**
Employment Agreement, dated as of June 26, 2016, between the Registrant and Michael Benkowitz, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K filed June 22, 2016.

10.5**
Change in Control Severance Agreement between the Registrant and Michael Benkowitz, dated as of February 14, 2012, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8‑K filed April 28, 2016.

10.6**
Employment Agreement, dated as of March 13, 2015, between the Registrant and James Edgemond, incorporated by reference to Exhibit 10.55 to the Registrant’s Annual Report on Form 10‑K for the year ended December 31, 2014.

10.7**
Amendment to Employment Agreement, dated as of October 25, 2016, between the Registrant and James Edgemond, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2016.

10.8**
Change in Control Severance Agreement between the Registrant and James Edgemond, dated as of November 12, 2014, incorporated by reference to Exhibit 10.56 to the Registrant’s Annual Report on Form 10‑K for the year ended December 31, 2014.

10.9**
Employment Agreement dated as of June 16, 2001 between the Registrant and Paul Mahon, incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2002.

10.10**
Amendment dated December 11, 2002 to Employment Agreement between the Registrant and Paul Mahon, incorporated by reference to Exhibit 10.43 of the Registrant’s Annual Report on Form 10‑K for the fiscal year ended December 31, 2002.

10.11**
Amendment dated December 29, 2004 to Employment Agreement between Paul A. Mahon and the Registrant dated June 16, 2001, as previously amended, incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8‑K filed on December 29, 2004.

10.12**
Amendment, dated as of July 31, 2006, to amended Employment Agreement, dated June 16, 2001, between Paul Mahon and the Registrant, incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8‑K filed on August 4, 2006.

10.13**
Form of Amendment to Employment Agreement between the Registrant and Paul Mahon, dated as of January 1, 2009, incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2009.

10.14**
Form of Amendment to Employment Agreement between the Registrant and Paul Mahon, dated as of February 22, 2010, incorporated by reference to Exhibit 10.46 of the Registrant’s Annual Report on Form 10‑K for the year ended December 31, 2009.

2020 Annual Report	70

Part IV

Exhibit No.	Description
10.15**
United Therapeutics Corporation Amended and Restated Equity Incentive Plan, as amended effective as of September 24, 2004, incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2004.

10.16**
First Amendment to the United Therapeutics Corporation Amended and Restated Equity Incentive Plan, effective as of June 2, 2015, incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2015.

10.17**
Form of terms and conditions for awards granted to Employees by the Registrant under the Amended and Restated Equity Incentive Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8‑K filed on December 17, 2004.

10.18**
Form of terms and conditions for awards granted to Non‑Employees by the Registrant under the Amended and Restated Equity Incentive Plan, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8‑K filed on December 17, 2004.

10.19**
United Therapeutics Corporation Supplemental Executive Retirement Plan, effective as of July 1, 2006, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8‑K filed on May 4, 2006.

10.20
United Therapeutics Corporation Supplemental Executive Retirement Plan Rabbi Trust Document entered into on December 28, 2007, by and between the Registrant and Wilmington Trust Company, as trustee, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8‑K filed on December 28, 2007.

10.21**	United Therapeutics Corporation Share Tracking Awards Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2008.
10.22**	First Amendment to the United Therapeutics Corporation Share Tracking Awards Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8‑K filed on September 18, 2009.
10.23**	Second Amendment to the United Therapeutics Corporation Share Tracking Awards Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8‑K filed on February 6, 2012.
10.24**
Form of terms and conditions for awards granted to non‑employees by the Registrant under the United Therapeutics Corporation Share Tracking Awards Plan, incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2008.

10.25**
Form of terms and conditions for awards granted to employees by the Registrant prior to January 1, 2010, under the United Therapeutics Corporation Share Tracking Awards Plan, incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2008.

10.26**
Form of terms and conditions for awards granted to employees by the Registrant on or after January 1, 2010, under the United Therapeutics Corporation Share Tracking Awards Plan, incorporated by reference to Exhibit 10.48 of the Registrant’s Annual Report on Form 10‑K for the year ended December 31, 2009.

10.27**
Form of terms and conditions for awards granted to employees on or after March 15, 2011 under the United Therapeutics Corporation 2011 Share Tracking Awards Plan and the United Therapeutics Corporation 2008 Share Tracking Awards Plan, incorporated by reference to Exhibit 10.2 of Registrant’s Registration Statement on Form S‑8 (Registration No. 333‑173858) filed on May 2, 2011.

10.28**
Form of grant letter used by Registrant under the United Therapeutics Corporation Share Tracking Awards Plan, incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2008.

10.29
Stipulation of Settlement, dated October 25, 2010, among the parties to a derivative lawsuit against the directors and officers of the Registrant identified therein, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2010.

10.30**	United Therapeutics Corporation 2011 Share Tracking Awards Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8‑K filed on March 18, 2011.
10.31**
First Amendment to the United Therapeutics Corporation 2011 Share Tracking Awards Plan, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8‑K filed on February 6, 2012.

10.32**
Second Amendment to the United Therapeutics Corporation 2011 Share Tracking Awards Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2012.

10.33**
Third Amendment to the United Therapeutics Corporation 2011 Share Tracking Awards Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8‑K filed on February 4, 2013.

10.34**
Fourth Amendment to the United Therapeutics Corporation 2011 Share Tracking Awards Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8‑K filed on January 31, 2014.

10.35**
Form of terms and conditions for awards granted to non‑employees by the Registrant on or after March 15, 2011 under the United Therapeutics Corporation Share Tracking Awards Plan or the United Therapeutics Corporation 2011 Share Tracking Awards Plan, incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8‑K filed on March 18, 2011.

71	United Therapeutics

Exhibit No.	Description
10.36**
Form of grant letter used by Registrant under the United Therapeutics Corporation 2011 Share Tracking Awards Plan, incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8‑K filed on March 18, 2011.

10.37**	United Therapeutics Corporation Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2012.
10.38**	United Therapeutics Corporation Amended and Restated 2015 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed June 29, 2020.
10.39**
Form of Grant Notice and Standard Terms and Conditions for Non‑Qualified Stock Options Granted to Non‑Employee Directors under the United Therapeutics Corporation 2015 Stock Incentive Plan, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8‑K filed June 29, 2015.

10.40**
Form of Grant Notice and Standard Terms and Conditions for Non‑Qualified Stock Options Granted to Certain Executives under the United Therapeutics Corporation 2015 Stock Incentive Plan, incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8‑K filed June 29, 2015.

10.41**
Form of Grant Notice and Standard Terms and Conditions for Non‑Qualified Stock Options Granted to Employees under the United Therapeutics Corporation 2015 Stock Incentive Plan, incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8‑K filed June 29, 2015.

10.42**
Form of Grant Notice and Standard Terms and Conditions for Restricted Stock Units Granted to Non‑Employee Directors under the United Therapeutics Corporation 2015 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2016.

10.43**
Form of Grant Notice and Standard Terms and Conditions for Non‑Qualified Stock Options Granted to Employees (Performance Vesting) under the United Therapeutics Corporation 2015 Stock Incentive Plan, incorporated by reference to Exhibit 10.59 to the Registrant’s Annual Report on Form 10‑K for the year ended December 31, 2016.

10.44**
Form of Grant Notice and Standard Terms and Conditions for Restricted Stock Units Granted to Employees under the United Therapeutics Corporation 2015 Stock Incentive Plan, incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017.

10.45**
Form of Grant Notice and Standard Terms and Conditions for Stock Options Granted to Certain Executives under the United Therapeutics Corporation Amended and Restated 2015 Stock Incentive Plan (applicable to 2019-2022 Stock Options), incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018.

10.46**	United Therapeutics Corporation 2019 Inducement Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 1, 2019.
10.47**
Form of Restricted Stock Unit Grant Notice and Terms and Conditions under the 2019 Inducement Stock Incentive Plan, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed March 1, 2019.

10.48*
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

10.51*
Third Amendment to Wholesale Product Purchase Agreement, dated as of March 1, 2019, by and between Priority Healthcare Distribution, Inc., doing business as CuraScript SD Specialty Distribution, and the Registrant, incorporated by reference to Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018.

10.52+
Fourth Amendment to Wholesale Product Purchase Agreement, dated as of September 18, 2019, by and between Priority Healthcare Distribution, Inc., doing business as CuraScript SD Specialty Distribution, and the Registrant, incorporated by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019.

10.53+
Fifth Amendment to Wholesale Product Purchase Agreement, dated as of November 13, 2019, by and between Priority Healthcare Distribution, Inc., doing business as CuraScript SD Specialty Distribution, and the Registrant, incorporated by reference to Exhibit 10.59 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019.

2020 Annual Report	72

Part IV

Exhibit No.	Description
10.54+
Sixth Amendment to Wholesale Product Purchase Agreement, dated as of March 1, 2020, by and between Priority Healthcare Distribution, Inc., doing business as CuraScript SD Specialty Distribution, and the Registrant, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2020.

10.55+
Seventh Amendment to Wholesale Product Purchase Agreement, dated as of May 12, 2020, by and between Priority Healthcare Distribution, Inc., doing business as CuraScript SD Specialty Distribution, and the Registrant, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2020.

10.56
Eighth Amendment to Wholesale Product Purchase Agreement, dated as of May 13, 2020, by and between Priority Healthcare Distribution, Inc., doing business as CuraScript SD Specialty Distribution, and the Registrant, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2020.

10.57
Specialty Pharmacy Network Agreement, dated as of January 1, 2018, between the Registrant and Accredo Health Group, Inc., incorporated by reference to Exhibit 10.52 to the Registrant’s Quarterly Report on Form 10-K for the year ended December 31, 2017.

10.58
Credit Agreement, dated as of June 27, 2018, among the Registrant, certain of its subsidiaries party thereto, as guarantors, the lenders referred to therein and Wells Fargo Bank, National Association, as administrative agent and swingline lender, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 28, 2018.

10.59
First Amendment to Credit Agreement, dated as of November 2, 2018, among the Registrant, certain of its subsidiaries party thereto, as guarantors, the lenders referred to therein and Wells Fargo Bank, National Association, as administrative agent and swingline lender, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 2, 2020.

10.60
Second Amendment to Credit Agreement, dated as of December 1, 2020, among the Registrant, certain of its subsidiaries party thereto, as guarantors, the lenders referred to therein and Wells Fargo Bank, National Association, as administrative agent and swingline lender, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed December 2, 2020.

10.61
Settlement Agreement, dated December 19, 2017, among the United States of America, acting through the United States Department of Justice and on behalf of the Office of Inspector General of the Department of Health and Human Services, and the Registrant, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K filed on December 20, 2017.

10.62
Corporate Integrity Agreement, dated December 18, 2017, between the Registrant and the Office of Inspector General of the Department of Health and Human Services, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8‑K filed on December 20, 2017.

10.63
Commercialization Agreement, dated February 25, 2019, by and between the Registrant and Medtronic Inc., incorporated by reference to Exhibit 10.55 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018.

21***	Subsidiaries of the Registrant.
23.1***	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1***	Certification of Principal Executive Officer pursuant to Rule 13a‑14(a) of the Securities Exchange Act of 1934.
31.2***	Certification of Principal Financial Officer pursuant to Rule 13a‑14(a) of the Securities Exchange Act of 1934.
32.1***	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2***	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101***	The following financial information from our Annual Report on Form 10‑K for the year ended December 31, 2020, filed with the SEC on February 24, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) our Consolidated Balance Sheets as of December 31, 2020 and 2019, (ii) our Consolidated Statements of Operations for each of three years in the period ended December 31, 2020, (iii) our Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2020, (iv) our Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2020, (v) our Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2020, and (vi) the Notes to our Consolidated Financial Statements.
104***	Cover Page Interactive Data File (embedded within the iXBRL document)
+   Certain identified information has been omitted from this exhibit because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.
*   Confidential treatment has been granted with respect to certain portions of this exhibit pursuant to Rule 406 of the Securities Act of 1933, as amended or Rule 24b‑2 of the Securities Act of 1934, as amended. The omitted portions of this document have been filed with the Securities and Exchange Commission.
**  Designates management contracts and compensation plans.

73	United Therapeutics

*** Filed herewith.
Note: Except as otherwise noted above, all exhibits incorporated by reference to the Registrant’s previously filed reports with the Securities and Exchange Commission are filed under File No. 000‑26301.

2020 Annual Report	74

Part IV
Item 16. Form 10-K Summary
None.
Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

UNITED THERAPEUTICS CORPORATION

	By:	/s/ MARTINE A. ROTHBLATT
February 24, 2021		Martine A. Rothblatt, Ph.D. Chairman and Chief Executive Officer

75	United Therapeutics

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ MARTINE A. ROTHBLATT	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2021
Martine A. Rothblatt

/s/ JAMES C. EDGEMOND	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 24, 2021
James C. Edgemond

/s/ CHRISTOPHER CAUSEY	Director	February 24, 2021
Christopher Causey

/s/ RAYMOND DWEK	Director	February 24, 2021
Raymond Dwek

/s/ RICHARD GILTNER	Director	February 24, 2021
Richard Giltner

/s/ KATHERINE KLEIN	Director	February 24, 2021
Katherine Klein

/s/ RAYMOND KURZWEIL	Director	February 24, 2021
Raymond Kurzweil

/s/ LINDA MAXWELL	Director	February 24, 2021
Linda Maxwell

/s/ NILDA MESA	Director	February 24, 2021
Nilda Mesa

/s/ JUDY D. OLIAN	Director	February 24, 2021
Judy D. Olian

/s/ CHRISTOPHER PATUSKY	Director	February 24, 2021
Christopher Patusky

/s/ LOUIS W. SULLIVAN	Director	February 24, 2021
Louis W. Sullivan

/s/ TOMMY G. THOMPSON	Director	February 24, 2021
Tommy Thompson

2020 Annual Report	76