Form 10-Q
period 2021-03-31
UNITED THERAPEUTICS Corp
filed 2021-05-05
CIK 1082554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2021
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☒
The number of shares outstanding of the issuer’s common stock, par value $.01 per share, as of April 28, 2021 was 44,796,404.

2	United Therapeutics

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Consolidated Balance Sheets
(In millions, except share data)

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$832.3	$738.7
Marketable investments	899.0	1,096.3
Accounts receivable, no allowance for 2021 and 2020	141.1	157.4
Inventories, net	92.2	86.5
Other current assets	49.7	88.3
Total current assets	2,014.3	2,167.2
Marketable investments	1,433.5	1,149.6
Goodwill and other intangible assets, net	44.7	158.1
Property, plant, and equipment, net	713.7	731.6
Deferred tax assets, net	263.6	238.6
Other non-current assets	171.2	169.9
Total assets	$4,641.0	$4,615.0
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$165.0	$187.0
Share tracking awards plan	107.1	96.8
Other current liabilities	30.3	39.5
Total current liabilities	302.4	323.3
Line of credit (non-current)	800.0	800.0
Other non-current liabilities	93.2	96.5
Total liabilities	1,195.6	1,219.8
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01, 10,000,000 shares authorized, no shares issued	—	—
Common stock, par value $.01, 245,000,000 shares authorized, 71,407,834 and 71,126,314 shares issued, and 44,788,618 and 44,507,098 shares outstanding at March 31, 2021 and December 31, 2020, respectively	0.7	0.7
Additional paid-in capital	2,173.2	2,148.7
Accumulated other comprehensive loss	(16.8)	(14.2)
Treasury stock, 26,619,216 shares at March 31, 2021 and December 31, 2020	(2,579.2)	(2,579.2)
Retained earnings	3,867.5	3,839.2
Total stockholders’ equity	3,445.4	3,395.2
Total liabilities and stockholders’ equity	$4,641.0	$4,615.0

See accompanying notes to consolidated financial statements.

Quarterly Report	3

Part I. Financial Information
Consolidated Statements of Operations
(In millions, except per share data)

	Three Months Ended March 31,
	2021	2020
	(Unaudited)
Revenues:
Net product sales	$379.1	$356.3
Total revenues	379.1	356.3
Operating expenses:
Cost of product sales	23.0	23.4
Research and development	303.7	73.2
Selling, general, and administrative	117.2	93.0
Total operating expenses	443.9	189.6
Operating (loss) income	(64.8)	166.7
Interest income	4.7	10.0
Interest expense	(4.6)	(8.2)
Other income, net	97.2	8.7
Impairments of investments in privately-held companies	—	(5.6)
Total other income, net	97.3	4.9
Income before income taxes	32.5	171.6
Income tax expense	(4.2)	(33.9)
Net income	$28.3	$137.7
Net income per common share:
Basic	$0.63	$3.14
Diluted	$0.61	$3.12
Weighted average number of common shares outstanding:
Basic	44.6	43.9
Diluted	46.4	44.1

See accompanying notes to consolidated financial statements.

4	United Therapeutics

Part I. Financial Information
Consolidated Statements of Comprehensive Income
(In millions)

	Three Months Ended March 31,
	2021	2020
	(Unaudited)
Net income	$28.3	$137.7
Other comprehensive income:
Defined benefit pension plan:
Actuarial gain arising during period, net of tax	0.2	0.2
Amortization of prior service cost included in net periodic pension cost, net of tax	0.1	0.3
Total defined benefit pension plan, net of tax	0.3	0.5
Unrealized (loss) gain on available-for-sale securities, net of tax	(2.9)	10.2
Other comprehensive (loss) income, net of tax	(2.6)	10.7
Comprehensive income	$25.7	$148.4

See accompanying notes to consolidated financial statements.

Quarterly Report	5

Part I. Financial Information
Consolidated Statements of Stockholders’ Equity
(In millions)

	Three Months Ended March 31, 2021
	(Unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2021	71.1	$0.7	$2,148.7	$(14.2)	$(2,579.2)	$3,839.2	$3,395.2
Net income	—	—	—	—	—	28.3	28.3
Unrealized losses on available-for-sale securities	—	—	—	(2.9)	—	—	(2.9)
Defined benefit pension plan	—	—	—	0.3	—	—	0.3
Shares issued under employee stock purchase plan	0.1	—	2.8	—	—	—	2.8
Restricted stock units (RSUs) withheld for taxes	—	—	(10.2)	—	—	—	(10.2)
Common stock issued for RSUs vested	0.1	—	—	—	—	—	—
Exercise of stock options	0.1	—	17.5	—	—	—	17.5
Share-based compensation	—	—	14.4	—	—	—	14.4
Balance, March 31, 2021	71.4	$0.7	$2,173.2	$(16.8)	$(2,579.2)	$3,867.5	$3,445.4

	Three Months Ended March 31, 2020
	(Unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2020	70.5	$0.7	$2,047.9	$(14.2)	$(2,579.2)	$3,325.2	$2,780.4
Net income	—	—	—	—	—	137.7	137.7
Unrealized gains on available-for-sale securities	—	—	—	10.2	—	—	10.2
Defined benefit pension plan	—	—	—	0.5	—	—	0.5
Shares issued under employee stock purchase plan	—	—	2.5	—	—	—	2.5
RSUs withheld for taxes	—	—	(3.4)	—	—	—	(3.4)
Common stock issued for RSUs vested	0.1	—	—	—	—	—	—
Exercise of stock options	—	—	0.7	—	—	—	0.7
Share-based compensation	—	—	20.7	—	—	—	20.7
Cumulative effect of accounting change	—	—	—	—	—	(0.8)	(0.8)
Balance, March 31, 2020	70.6	$0.7	$2,068.4	$(3.5)	$(2,579.2)	$3,462.1	$2,948.5

See accompanying notes to consolidated financial statements.

6	United Therapeutics

Part I. Financial Information
Consolidated Statements of Cash Flows
(In millions)

	Three Months Ended March 31,
	2021	2020
	(Unaudited)
Cash flows from operating activities:
Net income	$28.3	$137.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12.5	12.4
Share-based compensation expense	40.1	30.8
Impairments of investments in privately-held companies	—	5.6
Intangible asset impairment charges	113.4	—
Impairments of property, plant, and equipment	17.0	—
Realized gain on sale of equity securities	(91.9)	(2.0)
Other	(8.5)	(22.8)
Changes in operating assets and liabilities:
Accounts receivable	16.3	1.7
Inventories	(2.2)	6.1
Accounts payable and accrued expenses	(25.0)	(18.8)
Other assets and liabilities	(10.2)	63.9
Net cash provided by operating activities	89.8	214.6
Cash flows from investing activities:
Purchases of property, plant, and equipment	(10.6)	(13.0)
Purchases of available-for-sale investments	(559.0)	(479.2)
Maturities of available-for-sale investments	454.4	435.4
Sales of available-for-sale investments	—	16.0
Sales of investments in equity securities	108.9	13.2
Net cash used in investing activities	(6.3)	(27.6)
Cash flows from financing activities:
Repayment of line of credit	—	(50.0)
Proceeds from the exercise of stock options	17.5	0.7
Proceeds from the issuance of stock under employee stock purchase plan	2.8	2.5
Restricted stock units withheld for taxes	(10.2)	(3.4)
Net cash provided by (used in) financing activities	10.1	(50.2)
Net increase in cash and cash equivalents	$93.6	$136.8
Cash and cash equivalents, beginning of period	738.7	738.4
Cash and cash equivalents, end of period	$832.3	$875.2
Supplemental cash flow information:
Cash paid for interest	$4.0	$7.5
Cash received for income taxes	$(1.6)	$(8.7)
Non-cash investing and financing activities:
Non-cash additions to property, plant, and equipment	$5.1	$5.4

See accompanying notes to consolidated financial statements.

Quarterly Report	7

Part I. Financial Information
Notes to Consolidated Financial Statements
March 31, 2021 (Unaudited)
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
2. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all of the information required by U.S. generally accepted accounting principles (GAAP) for complete financial statements. Certain prior year amounts have been reclassified to conform to the current year presentation. In the operating activities section of our consolidated statements of cash flows, we reclassified a portion of the prior period amount within other assets and liabilities to the line item realized gain on sale of equity securities to conform with the current period presentation. In the investing activities section of our consolidated statements of cash flows, we reclassified the prior period amount within sales/maturities of available-for-sale investments to the line items maturities of available-for-sale investments and sales of available-for-sale investments to conform with the current period presentation. These consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the accompanying notes to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on February 24, 2021.
In our management’s opinion, the accompanying consolidated financial statements contain all adjustments, including normal, recurring adjustments, necessary to fairly present our financial position as of March 31, 2021 and December 31, 2020, and our statements of operations, comprehensive income, stockholders’ equity, and cash flows for the three-month periods ended March 31, 2021 and 2020. Interim results are not necessarily indicative of results for an entire year.
Recently Issued Accounting Standards
Accounting Standards Adopted During the Period
In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2019-12, Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes by removing certain exceptions to the general principles of Topic 740, Income Taxes, and also improves consistency of application by clarifying and amending existing guidance. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020. We adopted the new standard on January 1, 2021, with no material impact on our financial statements.
In January 2020, the FASB issued ASU No. 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)-Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the Emerging Issues Task Force) (ASU 2020-01), which addresses the accounting for the transition into and out of the equity method and measuring certain purchased options and forward contracts to acquire investments. ASU 2020-01 is effective for fiscal years beginning after December 15, 2020. We adopted the new standard on January 1, 2021, with no material impact on our financial statements.

8	United Therapeutics

Part I. Financial Information
Accounting Standards Not Yet Adopted
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04), which provides optional expedients and exceptions to lessen the burden of accounting for contract modifications and hedging relationships that reference LIBOR or other reference rates that could be discontinued due to reference rate reform. ASU 2020-04 became effective immediately and may be applied through December 31, 2022. We are currently evaluating the impact of the expedients and exceptions of this new standard on our accounting for our credit agreement, which references LIBOR.
3. Investments
Marketable Investments
Available-for-Sale Debt Securities
Available-for-sale debt securities are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive loss in stockholders’ equity, until realized. Available-for-sale debt securities consisted of the following (in millions):

As of March 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency securities	$1,911.5	$7.5	$(0.4)	$1,918.6
Corporate debt securities	345.6	2.1	(0.1)	347.6
Total	$2,257.1	$9.6	$(0.5)	$2,266.2

Reported under the following captions on our consolidated balance sheets:
Current marketable investments	$832.7
Non-current marketable investments	1,433.5
Total	$2,266.2

As of December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency securities	$1,902.4	$9.8	$(0.1)	$1,912.1
Corporate debt securities	331.2	3.2	—	334.4
Total	$2,233.6	$13.0	$(0.1)	$2,246.5

Reported under the following captions on our consolidated balance sheets:
Cash and cash equivalents	$79.0
Current marketable investments	1,017.9
Non-current marketable investments	1,149.6
Total	$2,246.5

Quarterly Report	9

Part I. Financial Information
The following table summarizes the contractual maturities of available-for-sale debt securities (in millions). Actual maturities may differ from contractual maturities because the issuers of certain of these debt securities have the right to call the securities or prepay their obligations under the securities with or without penalties.

	As of March 31, 2021
	Amortized Cost	Fair Value
Due within one year	$829.1	$832.7
Due in one to three years	1,428.0	1,433.5
Total	$2,257.1	$2,266.2
Investments in Equity Securities with Readily Determinable Fair Values
We held investments in equity securities with readily determinable fair values of $66.3 million and $78.4 million as of March 31, 2021 and December 31, 2020, respectively, which are included in current marketable investments on our consolidated balance sheets. Changes in the fair value of publicly traded equity securities are recorded on our consolidated statements of operations within other income, net. Refer to Note 4—Fair Value Measurements.
During the three months ended March 31, 2021, we sold our investment in a publicly-traded company. We received $108.9 million in cash from the sale of the investment and realized a gain of $91.9 million. The gain was recorded within other income, net on our consolidated statements of operations.
Investments in Privately-Held Companies
As of March 31, 2021 and December 31, 2020, we maintained non-controlling equity investments in privately-held companies of $84.8 million, in the aggregate. We measure these investments using the measurement alternative because the fair values of these investments are not readily determinable. Under this alternative, the investments are measured at cost, less any impairment, and adjusted for any observable price changes. We include our investments in privately-held companies within other non-current assets on our consolidated balance sheets. These investments are subject to a periodic impairment review and, if impaired, the investment is measured and recorded at fair value in accordance with ASC 820, Fair Value Measurements.
During the three months ended March 31, 2020, one of these privately-held companies raised additional capital by issuing equity securities similar to the security that we hold at an increased valuation, which resulted in an increase of $22.5 million in the value of our investment. The gain was recorded within other income, net on our consolidated statements of operations for the three months ended March 31, 2020.
During the three months ended March 31, 2020, we observed an indicator of impairment for our investments in two of these companies, which caused us to recognize impairment charges of $5.6 million. These impairment charges were recorded within impairments of investments in privately-held companies on our consolidated statements of operations for the three months ended March 31, 2020.
Variable Interest Entity
Unconsolidated Variable Interest Entity
In November 2019, we entered into a supply agreement with an affiliate of DEKA Research & Development Corporation (DEKA) to manufacture and supply the Remunity® Pump to us. Under the terms of the supply agreement, we will reimburse all of the affiliate’s costs to manufacture and supply the Remunity Pump. We determined that the affiliate is a variable interest entity as we are currently the only customer of the affiliate and the affiliate currently relies on our reimbursement of its costs to sustain its operations. We have determined we are not the primary beneficiary of the affiliate as we do not have the power to direct or control its significant activities related to the manufacturing of medical devices. Accordingly, we have not consolidated the affiliate’s results of operations and financial position with ours. As of March 31, 2021 and December 31, 2020, our consolidated balance sheets included $12.3 million and $11.7 million of assets, respectively, related to the supply agreement. As of March 31, 2021 and December 31, 2020, our consolidated balance sheets included a $4.6 million and $24.0 million liability, respectively, for our obligation to reimburse costs related to the supply agreement. While the terms of the supply agreement expose us to various future risks of loss given our responsibility to reimburse all costs incurred by the affiliate to manufacture and supply the Remunity Pump, we believe that our maximum exposure to loss as of March 31, 2021 as a result of our involvement with the affiliate is $12.3 million, the amount of assets related to the supply agreement noted above.
4. Fair Value Measurements
We account for certain assets and liabilities at fair value and classify these assets and liabilities within the fair value hierarchy (Level 1, Level 2, or Level 3). Our other current assets and other current liabilities have fair values that approximate their carrying values.

10	United Therapeutics

Part I. Financial Information
Assets and liabilities subject to fair value measurements are as follows (in millions):

	As of March 31, 2021
	Level 1	Level 2	Level 3	Balance
Assets
Money market funds(1)	$390.2	$—	$—	$390.2
Time deposits(2)	88.0	—	—	88.0
U.S. government and agency securities(3)	—	1,918.6	—	1,918.6
Corporate debt securities(3)	—	347.6	—	347.6
Equity securities(4)	66.3	—	—	66.3
Contingent consideration(5)	—	—	6.0	6.0
Total assets	$544.5	$2,266.2	$6.0	$2,816.7
Liabilities
Contingent consideration(6)	—	—	15.1	15.1
Total liabilities	$—	$—	$15.1	$15.1

	As of December 31, 2020
	Level 1	Level 2	Level 3	Balance
Assets
Money market funds(1)	$323.1	$—	$—	$323.1
U.S. government and agency securities(3)	—	1,912.1	—	1,912.1
Corporate debt securities(3)	—	334.4	—	334.4
Equity securities(4)	78.4	—	—	78.4
Contingent consideration(5)	—	—	4.1	4.1
Total assets	$401.5	$2,246.5	$4.1	$2,652.1
Liabilities
Contingent consideration(6)	—	—	17.1	17.1
Total liabilities	$—	$—	$17.1	$17.1
(1)Included in cash and cash equivalents on our consolidated balance sheets.
(2)Included in cash and cash equivalents on our consolidated balance sheets. The fair value of these securities is principally measured or corroborated by trade data for identical securities in which related trading activity is not sufficiently frequent to be considered a Level 1 input or comparable securities that are more actively traded.
(3)Included in cash and cash equivalents and current and non-current marketable investments on our consolidated balance sheets. Refer to Note 3—Investments—Marketable Investments—Available-for-Sale Debt Securities for further information. The fair value of these securities is principally measured or corroborated by trade data for identical securities for which related trading activity is not sufficiently frequent to be considered a Level 1 input or comparable securities that are more actively traded.
(4)Included in current marketable investments on our consolidated balance sheets. The fair value of these securities is based on quoted market prices for identical instruments in active markets. During the three months ended March 31, 2021 and March 31, 2020, we recognized $96.8 million of net unrealized and realized gains and $6.1 million of net unrealized and realized losses, respectively, on these securities. We recorded these gains and losses on our consolidated statements of operations within other income, net. Refer to Note 3—Investments—Marketable Investments—Investments in Equity Securities with Readily Determinable Fair Values.
(5)Included in other current and other non-current assets on our consolidated balance sheets. We estimated the fair value of contingent consideration using a Monte Carlo simulation. The Monte Carlo simulation incorporates Level 3 inputs including price volatility of peer company stocks and the probability of completing certain milestones during a specified period of time. The fair value of our contingent consideration assets increased by $1.9 million from December 31, 2020 to March 31, 2021. The gain was recorded within other income, net on our consolidated statements of operations.
(6)Included in non-current liabilities on our consolidated balance sheets. The fair value of our contingent consideration obligations has been estimated using probability-weighted discounted cash flow models (DCFs). The DCFs incorporate Level 3 inputs including estimated discount rates that we believe market participants would consider relevant in pricing and the projected timing and amount of cash flows, which are estimated and developed, in part, based on the requirements specific to each acquisition agreement. The change in the fair value of our contingent consideration obligations for the three months ended March 31, 2021 was the result of our decision in January 2021 to discontinue our research and development efforts related to biomechanical lungs. As a result of the decision, we de-recognized $2.0 million of a related contingent consideration liability during the first quarter of 2021. The gain was recorded within research and development on our consolidated statements of operations.

Quarterly Report	11

Part I. Financial Information
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
5. Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value and consist of the following, net of reserves (in millions):

	March 31, 2021	December 31, 2020
Raw materials	$16.0	$18.4
Work-in-progress	31.2	29.5
Finished goods	45.0	38.6
Total inventories	$92.2	$86.5
6. Goodwill and Other Intangible Assets
Goodwill and other intangible assets comprise the following (in millions):

	As of March 31, 2021			As of December 31, 2020
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill	$28.0	$—	$28.0	$28.0	$—	$28.0
Other intangible assets:
Technology, patents, and trade names	6.7	(5.5)	1.2	6.7	(5.5)	1.2
In-process research and development(1) (2)	15.5	—	15.5	128.9	—	128.9
Total	$50.2	$(5.5)	$44.7	$163.6	$(5.5)	$158.1
(1)In March 2021, we decided to discontinue the U.S. development of Trevyent®, due to written comments provided by the FDA in February 2021. The FDA provided these written comments following a meeting between us and the FDA to discuss our planned resubmission of the New Drug Application for Trevyent in light of a Complete Response Letter issued by the FDA in April 2020. We determined this to be a potential indicator of impairment of our in-process research and development (IPR&D) asset related to Trevyent, which had a carrying value of $107.3 million as of December 31, 2020. Based on our decision to discontinue the U.S. development of Trevyent, we fully impaired the IPR&D asset related to Trevyent during the first quarter of 2021. The $107.3 million impairment charge was recorded within research and development on our consolidated statements of operations.
(2)In January 2021, we decided to discontinue our research and development efforts related to biomechanical lungs. As a result of the decision, we fully impaired the IPR&D asset related to these efforts, which had a carrying value of $6.1 million, during the first quarter of 2021. The impairment charge was recorded within research and development on our consolidated statements of operations.
7. Property, Plant, and Equipment
Property, plant, and equipment (PP&E) consists of the following (in millions):

	March 31, 2021	December 31, 2020
Land and land improvements	$75.0	$74.9
Buildings, building improvements, and leasehold improvements	601.7	593.6
Buildings under construction	45.6	47.4
Furniture, equipment, and vehicles	308.6	325.0
Subtotal	1,030.9	1,040.9
Less—accumulated depreciation	(317.2)	(309.3)
Property, plant, and equipment, net	$713.7	$731.6
In 2019, we completed construction of a new cell culture and purification facility. During the first quarter of 2021, we decided to repurpose this facility to produce autologous cells that we intend to use to cellularize lung scaffolds for clinical studies. The

12	United Therapeutics

Part I. Financial Information
decision to repurpose this facility was an indicator of impairment of the facility which we evaluated during the first quarter of 2021. Based on our impairment assessment, we recorded an $11.6 million impairment charge on the net book value of this facility during the first quarter of 2021. During the first quarter of 2021, we recorded $17.0 million of PP&E impairment charges in the aggregate, of which $15.5 million was recorded within research and development on our consolidated statements of operations and $1.5 million was recorded within selling, general, and administrative on our consolidated statements of operations.
8. Debt
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
At our option, amounts borrowed under the Credit Agreement bear interest at either the LIBOR rate or a fluctuating base rate, in each case, plus an applicable margin determined on a quarterly basis based on our consolidated ratio of total indebtedness to EBITDA (as calculated in accordance with the Credit Agreement). To date, we have elected to calculate interest on the outstanding balance at LIBOR plus an applicable margin. As of March 31, 2021 and December 31, 2020, our outstanding aggregate principal balance under the Credit Agreement was $800.0 million, all of which was classified as a non-current liability because we do not intend to repay any portion of this amount within one year.
The Credit Agreement contains customary events of default and customary affirmative and negative covenants. As of March 31, 2021, we were in compliance with these covenants. Lung Biotechnology PBC is our only subsidiary that guarantees our obligations under the Credit Agreement though, from time to time, one or more of our other subsidiaries may be required to guarantee our obligations.
In connection with the Credit Agreement, we capitalized debt issuance costs, which are being amortized to interest expense over the contractual term of the Credit Agreement. As of March 31, 2021, $2.4 million was recorded in other current assets and $8.7 million in other non-current assets on our consolidated balance sheets.
The interest expense reported on our consolidated statements of operations for the three months ended March 31, 2021 and 2020, related to our borrowings under the Credit Agreement.
9. Share-Based Compensation
As of March 31, 2021, we have two shareholder-approved equity incentive plans: the United Therapeutics Corporation Amended and Restated Equity Incentive Plan (the 1999 Plan) and the United Therapeutics Corporation Amended and Restated 2015 Stock Incentive Plan (the 2015 Plan). The 2015 Plan provides for the issuance of up to 10,000,000 shares of our common stock pursuant to awards granted under the 2015 Plan. No further awards will be granted under the 1999 Plan. We also have one equity incentive plan, the United Therapeutics Corporation 2019 Inducement Stock Incentive Plan (the 2019 Inducement Plan), that has not been approved by our shareholders, as permitted by the Nasdaq Stock Market rules. The 2019 Inducement Plan was approved by our Board of Directors in February 2019 and provides for the issuance of up to 99,000 shares of our common stock under awards granted to newly-hired employees. Currently, we grant equity-based awards to employees and members of our Board of Directors in the form of stock options and restricted stock units under the 2015 Plan, and we grant restricted stock units to newly-hired employees under the 2019 Inducement Plan. Refer to the sections entitled Stock Options and Restricted Stock Units below.
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

Quarterly Report	13

Part I. Financial Information
The following table reflects the components of share-based compensation expense recognized in our consolidated statements of operations (in millions):

	Three Months Ended March 31,
	2021	2020
Stock options	$8.3	$16.4
Restricted stock units	5.7	4.0
STAP awards	25.7	10.1
Employee stock purchase plan	0.4	0.3
Total share-based compensation expense before tax	$40.1	$30.8
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
The following weighted average assumptions were used in estimating the fair value of stock options granted to employees during the three months ended March 31, 2021 and 2020:

	March 31, 2021	March 31, 2020
Expected term of awards (in years)	6.0	6.0
Expected volatility	32.7%	32.4%
Risk-free interest rate	1.1%	0.8%
Expected dividend yield	—%	—%
A summary of the activity and status of stock options under our equity incentive plans during the three-month period ended March 31, 2021 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2021	7,680,194	$126.27
Granted	14,603	164.10
Exercised	(132,789)	131.83
Forfeited/canceled	(213)	146.03
Outstanding at March 31, 2021	7,561,795	$126.24	5.4	$311.5
Exercisable at March 31, 2021	5,801,938	$125.75	5.1	$242.2
Unvested at March 31, 2021	1,759,857	$127.88	6.1	$69.3
The weighted average fair value of a stock option granted during each of the three-month periods ended March 31, 2021 and March 31, 2020, was $54.63 and $29.85, respectively. These stock options have an aggregate grant date fair value of $0.8 million and $0.5 million, respectively. The total grant date fair value of stock options that vested during the three-month periods ended March 31, 2021 and March 31, 2020 was $48.1 million and $69.8 million, respectively.

14	United Therapeutics

Part I. Financial Information
Total share-based compensation expense related to stock options is recorded as follows (in millions):

	Three Months Ended March 31,
	2021	2020
Cost of product sales	$0.1	$0.2
Research and development	0.2	0.9
Selling, general, and administrative	8.0	15.3
Share-based compensation expense before taxes	8.3	16.4
Related income tax benefit	(0.3)	(3.7)
Share-based compensation expense, net of taxes	$8.0	$12.7
As of March 31, 2021, unrecognized compensation cost related to stock options was $41.1 million. Unvested outstanding stock options as of March 31, 2021 had a weighted average remaining vesting period of 1.9 years.
Stock option exercise data is summarized below (dollars in millions):

	Three Months Ended March 31,
	2021	2020
Number of options exercised	132,789	13,500
Cash received	$17.5	$0.7
Total intrinsic value of options exercised	$4.7	$0.6
Restricted Stock Units
Each restricted stock unit entitles the recipient to one share of our common stock upon vesting. We measure the fair value of restricted stock units using the stock price on the date of grant. Share-based compensation expense for restricted stock units is recorded ratably over their vesting period. A summary of the activity with respect to, and status of, restricted stock units during the three-month period ended March 31, 2021 is presented below:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at January 1, 2021	440,528	$102.40
Granted	171,244	164.16
Vested	(181,297)	104.68
Forfeited/canceled	(6,311)	116.70
Unvested at March 31, 2021	424,164	$126.15
Total share-based compensation expense related to restricted stock units is recorded as follows (in millions):

	Three Months Ended March 31,
	2021	2020
Cost of product sales	$0.5	$0.3
Research and development	1.8	1.4
Selling, general, and administrative	3.4	2.3
Share-based compensation expense before taxes	5.7	4.0
Related income tax benefit	(1.3)	(0.9)
Share-based compensation expense, net of taxes	$4.4	$3.1
As of March 31, 2021, unrecognized compensation cost related to the grant of restricted stock units was $50.0 million. Unvested outstanding restricted stock units as of March 31, 2021 had a weighted average remaining vesting period of 2.4 years.

Quarterly Report	15

Part I. Financial Information
Share Tracking Awards Plans
STAP awards convey the right to receive in cash an amount equal to the appreciation of our common stock, which is measured as the increase in the closing price of our common stock between the dates of grant and exercise. STAP awards expire on the tenth anniversary of the grant date. We discontinued the issuance of STAP awards in June 2015.
The aggregate STAP liability balance was $107.1 million and $96.8 million at March 31, 2021 and December 31, 2020, respectively, all of which was classified as a current liability on our consolidated balance sheets.
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
The fair value of the STAP awards is measured at the end of each financial reporting period because the awards are settled in cash.
The table below includes the weighted average assumptions used to measure the fair value of the outstanding STAP awards:

	March 31, 2021	March 31, 2020
Expected term of awards (in years)	1.6	2.0
Expected volatility	33.3%	32.5%
Risk-free interest rate	0.2%	0.2%
Expected dividend yield	—%	—%
The closing price of our common stock was $167.27 and $94.83 on March 31, 2021 and March 31, 2020, respectively. The closing price of our common stock was $151.79 on December 31, 2020.
A summary of the activity and status of STAP awards during the three-month period ended March 31, 2021 is presented below:

	Number of Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2021	2,121,860	$118.48
Granted	—	—
Exercised	(194,933)	90.06
Forfeited/canceled	(562)	145.30
Outstanding at March 31, 2021	1,926,365	$121.35	3.2	$88.6
Exercisable at March 31, 2021	1,916,365	$121.71	3.2	$87.4
Unvested at March 31, 2021	10,000	$52.57	1.7	$1.2
Share-based compensation expense recognized in connection with STAP awards is as follows (in millions):

	Three Months Ended March 31,
	2021	2020
Cost of product sales	$1.1	$0.7
Research and development	4.3	2.2
Selling, general, and administrative	20.3	7.2
Share-based compensation expense before taxes	25.7	10.1
Related income tax benefit	(4.9)	(2.3)
Share-based compensation expense, net of taxes	$20.8	$7.8
Cash paid to settle STAP exercises during the three-month periods ended March 31, 2021 and March 31, 2020 was $15.4 million and $3.0 million, respectively.

16	United Therapeutics

Part I. Financial Information
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
The components of basic and diluted earnings per common share comprised the following (in millions, except per share amounts):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net income	$28.3	$137.7
Denominator:
Weighted average outstanding shares — basic	44.6	43.9
Effect of dilutive securities(1):
Stock options, restricted stock units, and employee stock purchase plan	1.8	0.2
Weighted average shares — diluted(2)	46.4	44.1
Net income per common share:
Basic	$0.63	$3.14
Diluted	$0.61	$3.12

Stock options and restricted stock units excluded from calculation(2)	0.2	7.6
(1)Calculated using the treasury stock method.
(2)The common shares underlying certain stock options and restricted stock units have been excluded from the computation of diluted earnings per share because their impact would be anti-dilutive for the three-month periods ended March 31, 2021 and March 31, 2020.
11. Income Taxes
Our effective income tax rate (ETR) for the three months ended March 31, 2021 and 2020 was 13 percent and 20 percent, respectively. Our ETR for the three months ended March 31, 2021 decreased compared to the ETR for the three months ended March 31, 2020 primarily due to excess tax benefits from share-based compensation recognized as a discrete item relative to the amount of pretax income, and a decrease in valuation allowance, partially offset by an increase in state tax expense.
We record interest and penalties related to uncertain tax positions as a component of income tax expense. As of March 31, 2021 and December 31, 2020, our total liability for unrecognized tax benefits, including related interest, was approximately $5.0 million and $4.9 million, respectively. The total amount of unrecognized tax benefits relating to our tax positions is subject to change based on future events and it is reasonably possible that the balance could change significantly over the next 12 months. Given the uncertainty of future events, we are unable to reasonably estimate the range of possible adjustments to the balance of our unrecognized tax benefits.

Quarterly Report	17

Part I. Financial Information
12. Segment Information
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

	Three Months Ended March 31,
2021	Remodulin(1)	Tyvaso(1)	Orenitram	Unituxin	Adcirca	Total
Net product sales	$130.2	$123.0	$72.4	$43.9	$9.6	$379.1
Cost of product sales	8.2	3.1	4.1	3.6	4.0	23.0
Gross profit	$122.0	$119.9	$68.3	$40.3	$5.6	$356.1

2020
Net product sales	$145.3	$102.9	$69.0	$26.6	$12.5	$356.3
Cost of product sales	6.0	5.1	4.7	2.3	5.3	23.4
Gross profit	$139.3	$97.8	$64.3	$24.3	$7.2	$332.9
(1) Net product sales and cost of product sales include sales of delivery devices for the respective product, including, with respect to Remodulin, the Remunity Pump.
Geographic revenues are determined based on the country in which our customers (distributors) are located. Total revenues from external customers by geographic area are as follows (in millions):

	Three Months Ended March 31,
	2021	2020
United States	$354.3	$326.7
Rest-of-World	24.8	29.6
Total	$379.1	$356.3
We recorded revenue from three distributors in the United States that exceeded 10 percent of total revenues. Revenue from these three distributors as a percentage of total revenues is as follows:

	Three Months Ended March 31,
	2021	2020
Distributor 1	54%	55%
Distributor 2	26%	25%
Distributor 3	11%	7%
13. Litigation
Sandoz Antitrust Litigation
On April 16, 2019, Sandoz Inc. (Sandoz) and its marketing partner RareGen, LLC (now known as Liquidia PAH, LLC, a subsidiary of Liquidia Corporation) (RareGen), filed a complaint in the U.S. District Court for the District of New Jersey against us and Smiths Medical ASD, Inc. (Smiths Medical), alleging that we and Smiths Medical engaged in anticompetitive conduct in connection with plaintiffs’ efforts to launch their generic version of Remodulin. In particular, the complaint alleges that we and Smiths Medical unlawfully impeded competition by entering into an agreement to produce CADD-MS®3 cartridges specifically for the delivery of subcutaneous Remodulin, without making these cartridges available for the delivery of Sandoz’s generic version of Remodulin. The parties completed expedited discovery in anticipation of a motion filed by the plaintiffs on October 4, 2019, seeking preliminary injunctive relief. We and Smiths Medical filed a motion to dismiss the complaint, and we filed our opposition to plaintiffs’ motion for a preliminary injunction on October 25, 2019. On January 29, 2020, the Court issued a decision denying the request for preliminary injunction sought by Sandoz and RareGen. According to the Court, “[Sandoz and RareGen] have not met their burden of demonstrating a reasonable probability of eventual success in the litigation.” The Court also denied our and Smiths Medical’s motion to dismiss the entire action. Plaintiffs declined to appeal the Court’s denial of their motion for preliminary injunction. On March 30, 2020, the plaintiffs filed an amended complaint to add a count alleging that we breached our

18	United Therapeutics

Part I. Financial Information
earlier patent settlement agreement with Sandoz by refusing to grant Sandoz access to cartridges. The parties have completed fact discovery and are currently engaging in expert discovery, and we do not anticipate a trial before mid-2022 at the earliest.
Smiths Medical was dismissed from the case on November 13, 2020, based on a settlement resolving the disputes between the plaintiffs and Smiths Medical. As part of this settlement, Smiths Medical paid the plaintiffs $4.25 million, disclosed and made available to the plaintiffs certain specifications and other information related to the MS-3 cartridges, and granted to the plaintiffs a non-exclusive, royalty-free license in the United States to Smiths Medical’s patents and copyrights associated with the MS-3 cartridges and certain other information related to the MS-3 pumps and cartridges.
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
Patent Litigation with Liquidia Technologies, Inc.
On March 30, 2020, Liquidia Technologies, Inc. (Liquidia) filed two petitions for inter partes review (IPR) with the Patent Trial and Appeal Board (PTAB) of the U.S. Patent and Trademark Office (USPTO). In its petitions, Liquidia seeks to invalidate U.S. Patent Nos. 9,604,901 (the ’901 patent) and 9,593,066 (the ’066 patent), both of which relate to a method of making treprostinil, the active pharmaceutical ingredient in our Remodulin, Tyvaso, and Orenitram products. These patents were issued in March 2017 and are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations publication, also known as the Orange Book, for Remodulin, Tyvaso, and Orenitram. In July 2020, we filed preliminary responses to the petitions. On October 13, 2020, the PTAB declined to institute IPR proceedings on the ’066 patent because Liquidia failed to establish a reasonable likelihood of prevailing on any claim relating to the ’066 patent. Also on October 13, 2020, the PTAB instituted IPR proceedings on the ’901 patent, finding that Liquidia had established a reasonable likelihood of prevailing on some of the claims of the ’901 patent. We expect the PTAB will issue a final written decision regarding the ’901 patent IPR around October 2021. Any appeals of the PTAB’s final written decision would delay any final outcome.
In January 2020, Liquidia submitted an NDA to the FDA for approval of LIQ861, a dry powder inhalation formulation of treprostinil. This NDA was submitted under the 505(b)(2) regulatory pathway with Tyvaso as the reference listed drug. On April 8, 2020, Liquidia announced that the FDA had accepted its NDA and set a Prescription Drug User Fee Act (PDUFA) target action date of November 24, 2020. On November 25, 2020, Liquidia issued a press release stating that the FDA issued a complete response letter for its NDA identifying “the need for additional information and clarification on chemistry, manufacturing and controls (CMC) data pertaining to the drug product and device biocompatibility.” According to Liquidia, it does not anticipate the complete response letter will affect its projected launch timing of LIQ861 in the second half of 2022.
In April 2020, we received a Paragraph IV Certification Notice Letter (Notice Letter) from Liquidia, stating that it intends to market LIQ861 before the expiration of all patents listed in the Orange Book for Tyvaso. The Notice Letter states that Liquidia’s NDA for LIQ861 contains a Paragraph IV certification alleging that these patents are not valid, not enforceable, and/or will not be infringed by the commercial manufacture, use or sale of LIQ861.
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
On July 21, 2020, the USPTO issued a new patent to us related to Tyvaso. The new patent, U.S. Patent No. 10,716,793 (the ’793 patent), expires May 14, 2027, and is listed in the Orange Book for Tyvaso. On July 22, 2020, we filed an amended complaint against Liquidia to include a claim for infringement of the ’793 patent. The ’793 patent relates to a method of administering treprostinil via inhalation and includes claims covering the dosing regimen used to administer Tyvaso. On August 5, 2020, Liquidia filed an answer to our amended complaint that repeated its defenses and counterclaims and added new defenses and counterclaims related to the ’793 patent. On August 26, 2020, we filed a motion to dismiss Liquidia’s invalidity defenses with respect to the ’793 patent based on assignor estoppel. The court denied our motion, finding that it is too early in the case to conclusively resolve the issue given the fact-intensive inquiry that is necessary. We can continue to assert an assignor estoppel defense and raise it for resolution later in the case, whether at trial or in a dispositive pre-trial motion. The court set a schedule for the case, including a trial commencing on March 28, 2022.
On January 7, 2021, Liquidia filed another petition for IPR with the PTAB. In its petition, Liquidia seeks to invalidate the ’793 patent. We have until May 17, 2021 to file a preliminary response to the petition. The PTAB has three months from receipt of our preliminary response to decide whether to institute the IPR. If the PTAB institutes review, we expect that the PTAB will issue a final written decision regarding the ’793 patent around July 2022. Any appeals of the PTAB’s final written decision would delay any final outcome.
We plan to vigorously enforce our intellectual property rights related to Tyvaso.

Quarterly Report	19

Part I. Financial Information
MSP Recovery Litigation
On July 27, 2020, MSP Recovery Claims, Series LLC; MSPA Claims 1, LLC; and Series PMPI, a designated series of MAO-MSO Recovery II, LLC (Plaintiffs) filed a “Class Action Complaint” (the Complaint) against Caring Voices Coalition, Inc. (CVC) and us in the U.S. District Court for the District of Massachusetts. The Complaint alleges that we violated the federal Racketeer Influenced and Corrupt Organizations act and various state laws by coordinating with CVC when making donations to a pulmonary arterial hypertension fund so that those donations would go towards copayment obligations for Medicare patients taking drugs manufactured and marketed by us. Plaintiffs claim to have received assignments from various Medicare Advantage health plans and other insurance entities that allow them to bring this lawsuit on behalf of those entities to recover allegedly inflated amounts they paid for our drugs. On April 6, 2021, the Court granted our motion to transfer the case to the U.S. District Court for the Southern District of Florida. Two members of the putative class, Humana Inc. and UnitedHealthcare Insurance Company, have informed us that they may bring claims directly against us to recover alleged overpayments.
We intend to vigorously defend against this lawsuit.
Patent Litigation with ANI Pharmaceuticals, Inc.
In February 2021, we received a Paragraph IV certification notice letter from ANI Pharmaceuticals, Inc. (ANI) indicating that ANI has submitted an ANDA to the FDA to market a generic version of Orenitram before the expiration of the following patents:

U.S. Patent No.	Expiration Date
8,252,839	May 2024
9,050,311	May 2024
9,278,901	May 2024
7,544,713	July 2024
7,417,070	July 2026
8,497,393	December 2028
9,604,901	December 2028
9,592,066	December 2028
8,747,897	October 2029
8,410,169	February 2030
8,349,892	January 2031
ANI’s notice letter states that the ANDA contains a Paragraph IV certification alleging that these patents are not valid, not enforceable, and/or will not be infringed by the commercial manufacture, use or sale of the proposed product described in ANI’s ANDA submission. We responded to the ANI notice letter by filing a lawsuit against ANI on April 1, 2021 in the U.S. District Court for the District of Delaware alleging infringement of each of the patents noted above. Under the Hatch-Waxman Act, the FDA is automatically precluded from approving ANI’s ANDA for up to 30 months from receipt of ANI’s notice letter or until the entry by a U.S. District Court of a final judgment that is adverse to us on all patents that form the basis of the stay, whichever occurs first.
We previously settled litigation with Actavis Laboratories FL, Inc. (Actavis) related to its ANDA submitted to the FDA to market a generic version of Orenitram. Under our settlement agreement, Actavis is permitted to market its generic version of Orenitram in June 2027. If ANI is successful in the pending litigation, it could potentially accelerate Actavis’ launch date. We do not know whether Actavis obtained and, if so, retained, 180 days of exclusivity from other generic competition based on its first-to-file status.
We intend to vigorously enforce our intellectual property rights relating to Orenitram.
14. Priority Review Voucher
On December 28, 2020, we entered into an agreement to acquire a rare pediatric disease priority review voucher for $105.0 million. The closing of the transaction was subject to customary closing conditions, including obtaining expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976. On January 21, 2021, we closed the transaction and expensed the $105.0 million within research and development on our consolidated statements of operations for the first quarter of 2021. We redeemed the voucher in connection with our submission of the NDA for Tyvaso DPI in April 2021.

20	United Therapeutics

Part I. Financial Information
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020 (the 2020 Annual Report), and our consolidated financial statements and accompanying notes included in Part I, Item I of this Quarterly Report on Form 10-Q. All statements in this filing are made as of the date this Quarterly Report on Form 10-Q is filed with the U.S. Securities and Exchange Commission (SEC). We undertake no obligation to publicly update or revise these statements, whether as a result of new information, future events or otherwise.
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
•Expectations of revenues, expenses, profitability, and cash flows, including anticipated growth in Tyvaso revenues as a result of the expansion of its label to include pulmonary hypertension associated with interstitial lung disease;
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
•The expected volume and timing of sales of our commercial products, as well as potential future commercial products, including the anticipated effect of various research and development efforts on sales of these products;
•The timing and outcome of clinical studies, other research and development efforts, and related regulatory filings and approvals;
•The potential timing and outcome of our anticipated launch of Tyvaso DPI and the Implantable System for Remodulin, and related FDA approvals;
•The outcome of pending and potential future legal and regulatory actions by the FDA and other regulatory and government enforcement agencies, and the anticipated duration of regulatory exclusivity for our products;
•The timing and outcome of ongoing litigation, including the lawsuit filed against us by Sandoz, Inc. (Sandoz) and Liquidia PAH, LLC (formerly known as RareGen, LLC) (RareGen), the lawsuit filed against us by MSP Recovery, and our patent litigation with Liquidia Technologies, Inc. (Liquidia) related to its NDA for LIQ861, and with ANI Pharmaceuticals, Inc. (ANI) related to its ANDA seeking FDA approval to market a generic version of Orenitram;
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
We caution you that these statements are not guarantees of future performance and are subject to numerous evolving risks and uncertainties that we may not be able to accurately predict or assess, and that may cause our actual results to differ materially from anticipated results, including the risks and uncertainties we describe in Part II, Item 1A—Risk Factors of this Quarterly Report on Form 10-Q; factors described in our 2020 Annual Report, under the section entitled Part I, Item 1A—Risk Factors, and factors described in other cautionary statements, cautionary language, and risk factors set forth in our other filings with the SEC.

Quarterly Report	21

Part I. Financial Information
Impact of COVID-19 on our Business
We are closely monitoring developments related to the COVID-19 pandemic and are making every effort to ensure we remain focused on the health and well-being of our patients and our employees while maintaining business continuity. It remains difficult to predict what impact this pandemic, and the associated economic impacts, will ultimately have on our business. While we remain confident in our prospects over the longer term, there is considerable uncertainty and lack of visibility regarding our near-term revenue growth prospects and product development plans due to the evolving situation. Except as otherwise discussed in this Quarterly Report on Form 10-Q, there have been no material changes to the impact of COVID-19 on our business since the date of our 2020 Annual Report. Please see the discussion of the impact of COVID-19 on our business in our 2020 Annual Report.
For a discussion of the risks to our business associated with COVID-19, please see the risk factor below entitled, We face risks and uncertainties related to the COVID-19 pandemic, which could significantly disrupt our operations and/or business for an unknown period of time.
Overview of Marketed Products
We market and sell the following commercial products:
•Remodulin, a continuously-infused formulation of the prostacyclin analogue treprostinil, approved by the FDA for subcutaneous and intravenous administration to diminish symptoms associated with exercise in patients with pulmonary arterial hypertension (PAH). Remodulin has also been approved in various countries outside of the United States. In February 2021, we launched U.S. sales of the Remunity Pump, a new subcutaneous delivery system for Remodulin.
•Tyvaso, an inhaled formulation of treprostinil, approved by the FDA and regulatory authorities in Argentina and Israel to improve exercise ability in PAH patients. Tyvaso was also approved by the FDA in March 2021 to improve exercise ability in patients with pulmonary hypertension associated with interstitial lung disease (PH-ILD).
•Orenitram, a tablet dosage form of treprostinil, approved by the FDA to delay disease progression and improve exercise capacity in PAH patients.
•Unituxin, a monoclonal antibody approved by the FDA and Health Canada for the treatment of high-risk neuroblastoma.
•Adcirca, an oral PDE-5 inhibitor approved by the FDA to improve exercise ability in PAH patients.
Revenues
Our net product sales consist of sales of the five commercial products noted above. We have entered into separate, non-exclusive distribution agreements with Accredo Health Group, Inc. and its affiliates (Accredo) and Caremark, L.L.C. (CVS Specialty) to distribute Remodulin (including the Remunity Pump), Tyvaso, and Orenitram in the United States, and we have entered into an exclusive distribution agreement with ASD Specialty Healthcare, Inc., an affiliate of AmerisourceBergen Corporation, to distribute Unituxin in the United States. We also sell Remodulin, Tyvaso, and Unituxin to distributors internationally. We sell Adcirca through the pharmaceutical wholesale network of Eli Lilly and Company (Lilly). To the extent we have increased the price of any of these products, increases have typically been in the single-digit percentages per year, except for Adcirca, the price of which is set solely by Lilly.
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
Generic Competition and Challenges to our Intellectual Property Rights
We settled litigation with Sandoz related to its abbreviated new drug application (ANDA) seeking FDA approval to market a generic version of Remodulin and in March 2019, Sandoz announced the availability of its generic product in the United States. We have also entered into similar settlement agreements with Teva Pharmaceuticals USA, Inc. (Teva), Par Sterile Products, LLC (Par), Dr. Reddy’s Laboratories, Inc. (Dr. Reddy’s), and Alembic Pharmaceuticals Ltd. (Alembic) permitting each of them to market a generic version of Remodulin in the United States. Teva received FDA approval for its ANDA in September 2019, and in October 2019 announced it had launched its generic version of Remodulin. The FDA has approved the ANDAs filed by Par, Dr. Reddy’s, and Alembic, but to our knowledge none of these companies have commenced sales of generic treprostinil. According to the FDA’s website, the ANDA filed by Dr. Reddy’s has been discontinued. Through March 31, 2021, we have seen minimal erosion of Remodulin sales as a result of generic treprostinil competition in the United States. We are currently engaged in litigation with

22	United Therapeutics

Part I. Financial Information
Sandoz and its marketing partner, RareGen, a subsidiary of Liquidia, related to the infusion devices used to deliver Remodulin subcutaneously. We understand that generic treprostinil was initially launched by Sandoz/RareGen for use only by intravenous administration. In March 2021, Liquidia announced plans to make Sandoz’s generic treprostinil available for subcutaneous use, following FDA clearance of a cartridge that can deliver the product via the Smiths Medical MS-3 pump. See Note 13—Litigation, to our consolidated financial statements included in this Quarterly Report on Form 10-Q. We do not know whether these developments will result in erosion of Remodulin sales, but we believe any erosion will be minimal based on the relatively immaterial impact to date of generic treprostinil on our sales of Remodulin for intravenous administration.
Regulatory authorities in various European countries began approving generic versions of Remodulin in 2018, followed by pricing approvals and launches in certain of these countries in 2019 and 2020. As a result, our international Remodulin revenues have come under increasing pressure, due to increased competition and a reduction in our contractual transfer price for Remodulin sold by certain international distributors for sales in countries in which the pricing of Remodulin is impacted by the generic competition. Our non-U.S. net product sales for Remodulin were $23.1 million and $28.0 million for the three months ended March 31, 2021 and 2020, respectively.
We also settled litigation with Watson Laboratories, Inc. (Watson) and Actavis Laboratories FL, Inc. (Actavis) related to their ANDAs seeking FDA approval to market generic versions of Tyvaso and Orenitram, respectively, before the expiration of certain of our U.S. patents. Under the settlement agreements, Watson and Actavis can market their generic versions of Tyvaso and Orenitram in the United States beginning in January 2026 and June 2027, respectively, although they may be permitted to enter the market earlier under certain circumstances. As a result of our settlements with Watson and Actavis, we expect to see generic competition for Tyvaso and Orenitram in the United States beginning as early as 2026 and 2027, respectively. Competition from these generic companies could reduce our net product sales and profits. We recently filed a patent infringement action against ANI based on its ANDA seeking FDA approval to market a generic version of Orenitram. The litigation is in its very early stages, and we do not yet have a case schedule. If ANI is successful in the pending litigation, it could accelerate the launch of generic competition for Orenitram, which could reduce our net sales and profits.
In January 2020, Liquidia submitted an NDA to the FDA for approval of LIQ861, a dry powder formulation of treprostinil for inhalation. This NDA was submitted under the 505(b)(2) regulatory pathway with Tyvaso as the reference listed drug. This product, if approved, would compete directly with Tyvaso and our other treprostinil-based products, and would also compete with Tyvaso DPI if it is approved. In March 2020, Liquidia filed petitions for inter partes review (IPR) seeking to invalidate two of our patents related to Remodulin, Tyvaso, and Orenitram. In October 2020, the PTAB instituted IPR proceedings with respect to one of these patents and declined to institute IPR proceedings with respect to the other. In April 2020, we received a Paragraph IV notification letter from Liquidia indicating that Liquidia’s NDA contains a certification alleging that LIQ861 will not infringe any of the patents currently listed in the Orange Book for Tyvaso because those patents are not valid, not enforceable, and/or will not be infringed by the commercial manufacture, use or sale of LIQ861. In June 2020, we filed a lawsuit against Liquidia for patent infringement. As a result, the FDA is automatically precluded from approving Liquidia’s NDA for up to 30 months or until the resolution of the litigation, whichever occurs first. We later added another patent to the case—U.S. Patent No. 10,716,793 (the ’793 patent), which is listed in the Orange Book for Tyvaso—alleging that LIQ861 will infringe that patent as well. In January 2021, Liquidia filed an IPR petition for the ’793 patent. On November 25, 2020, Liquidia issued a press release stating that the FDA issued a complete response letter for its NDA identifying “the need for additional information and clarification on chemistry, manufacturing and controls (CMC) data pertaining to the drug product and device biocompatibility.” According to Liquidia, it does not anticipate the complete response letter will affect its projected launch timing of LIQ861 in the second half of 2022. For further details, please see Note 13—Litigation, to our consolidated financial statements.
A U.S. patent for Adcirca for the treatment of pulmonary hypertension expired in November 2017, and FDA-conferred regulatory exclusivity expired in May 2018, leading to the launch of a generic version of Adcirca by Mylan N.V. in August 2018, and by additional companies in February 2019. Generic competition for Adcirca has had a material adverse impact on Adcirca net product sales. In addition, we expect declines in patient demand will cause Adcirca inventory held by distributors and other downstream customers to expire unsold. Upon expiration of Adcirca (up to 36 months after the initial sale), distributors and other downstream customers have a right to return the expired product for up to 12 months past the expiration date. As such, we expect increased returns beginning in 2021 as Adcirca sold prior to the commencement of generic competition begins to expire. Our allowance for product returns was $12.3 million and $12.5 million as of March 31, 2021 and December 31, 2020, respectively.
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

Quarterly Report	23

Part I. Financial Information
Operating Expenses
We devote substantial resources to our various clinical trials and other research and development efforts, which are conducted both internally and through third parties. From time to time, we also license or acquire additional technologies and compounds to be incorporated into our development pipeline. Our operating expenses include the costs described below.
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
Share-Based Compensation
Historically, we granted stock options under our Amended and Restated Equity Incentive Plan (the 1999 Plan) and awards under our Share Tracking Awards Plans (STAP). Issuance of awards under these plans was discontinued in 2015. Currently, we grant stock options and restricted stock units under the United Therapeutics Corporation Amended and Restated 2015 Stock Incentive Plan (the 2015 Plan). In February 2019, our Board of Directors approved the 2019 Inducement Stock Incentive Plan (the 2019 Inducement Plan), which provides for the issuance of shares of our common stock pursuant to awards granted to newly-hired employees. Currently, we grant equity-based awards to employees and members of our Board of Directors in the form of stock options and restricted stock units under the 2015 Plan, and we grant restricted stock units to newly-hired employees under the 2019 Inducement Plan. The grant date fair values of stock options and restricted stock units are recognized as share-based compensation expense ratably over their vesting periods.
The fair value of STAP awards and stock options is measured using inputs and assumptions under the Black-Scholes-Merton model. The fair value of restricted stock units is measured using our stock price on the date of grant. Although we no longer grant STAP awards, we still had approximately 1.9 million STAP awards outstanding as of March 31, 2021. We account for STAP awards as liabilities because they are settled in cash. As such, we must re-measure the fair value of STAP awards at the end of each financial reporting period until the awards are no longer outstanding. Changes in our STAP liability resulting from such re-measurements are recorded as adjustments to share-based compensation expense and can create substantial volatility within our operating expenses from period to period. The following factors, among others, have a significant impact on the amount of share-based compensation expense recognized in connection with STAP awards from period to period: (1) volatility in the price of our common stock (specifically, increases in the price of our common stock will generally result in an increase in our STAP liability and related compensation expense, while decreases in our stock price will generally result in a reduction in our STAP liability and related compensation expense); and (2) changes in the number of outstanding awards.

24	United Therapeutics

Part I. Financial Information
Research and Development
We focus most of our research and development efforts on the following near-term pipeline programs (intended to result in product launches in the 2021-2023 timeframe) and medium-term pipeline programs (intended to result in product launches in the 2024-2027 timeframe). We also engage in a variety of additional medium- and long-term research and development efforts, including technologies designed to increase the supply of transplantable organs and tissues and improve outcomes for transplant recipients through regenerative medicine, xenotransplantation, and ex-vivo lung perfusion. Please note that our expectations regarding our research and development programs are subject to the risks described above under Overview—Impacts of COVID-19 on our Business, and below in Part II, Item 1A—Risk Factors—Risks Related to our Products—We face risks and uncertainties related to the COVID-19 pandemic, which could significantly disrupt our operations and/or business for an unknown period of time.
Near-Term Pipeline Programs (2021-2023)

Product	Mode of Delivery	Indication	Current Status STUDY NAME	Our Territory
Tyvaso (treprostinil)	Inhaled	Pulmonary hypertension associated with interstitial lung disease (WHO Group 3)	Phase 3 INCREASE study successful; sNDA approved March 31, 2021	Worldwide
Implantable System for Remodulin	Continuous intravenous via implantable pump	PAH	FDA approval received July 30, 2018; U.S. launch pending satisfaction of further regulatory requirements by Medtronic	United States, United Kingdom, Canada, France, Germany, Italy, and Japan
Tyvaso DPI™ (treprostinil)	Inhaled dry powder via pre-filled, single-use cartridges	PAH and PH-ILD	Phase 3 BREEZE and pivotal pharmacokinetic studies completed; NDA submitted to the FDA April 2021	Worldwide

Medium-Term Pipeline Programs (2024-2027)

Product	Mode of Delivery	Indication	Current Status STUDY NAME	Our Territory
Tyvaso (treprostinil)	Inhaled	Pulmonary hypertension associated with chronic obstructive pulmonary disease (WHO Group 3)	Phase 3 PERFECT study	Worldwide
OreniPro™ (once-daily, oral treprostinil prodrug)	Oral	PAH	Phase 1	Worldwide
RemoPro™ (subcutaneous Remodulin prodrug)	Continuous subcutaneous	PAH	Phase 1	Worldwide
Tyvaso (treprostinil)	Inhaled	Idiopathic pulmonary fibrosis	Phase 3 TETON study	Worldwide
Ralinepag (IP receptor agonist)	Oral	PAH	Phase 3 ADVANCE studies	Worldwide, subject to out-licenses granted in the People’s Republic of China and certain other Asian territories
Aurora-GT™ (eNOS gene therapy)	Intravenous	PAH	SAPPHIRE study (registration phase in Canada)	United States

Quarterly Report	25

Part I. Financial Information
Implantable System for Remodulin
On July 30, 2018, we obtained FDA approval of the Implantable System for Remodulin in the United States. We developed this system in collaboration with Medtronic, Inc. (Medtronic). The system incorporates a proprietary Medtronic intravascular infusion catheter with Medtronic’s SynchroMed® II implantable infusion pump and related infusion system components (together referred to as the Implantable System for Remodulin) in order to deliver Remodulin for the treatment of PAH. We believe this technology has the potential to reduce many of the patient burdens and other complications associated with the use of external pumps to administer prostacyclin analogues. The FDA approved Medtronic’s premarket approval application (PMA) for the device in December 2017, and our NDA for the use of Remodulin in the implantable pump in July 2018. Medtronic must satisfy certain conditions to its PMA approval before we can launch the Implantable System for Remodulin. We have limited control over when or whether these conditions will be met. Based on feedback the FDA recently provided to Medtronic, we do not believe these conditions will be satisfied in time for a 2021 launch. We are working with Medtronic to determine the timing required to address this new feedback. Our ability to launch the Implantable System for Remodulin on a timely basis, or at all, depends on a number of factors outside of our control, including Medtronic’s ability to satisfy the FDA’s conditions to its PMA approval, the ability of hospitals to complete training and other necessary preparations, and the potential impact of the COVID-19 pandemic.
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
Medtronic is entirely responsible for regulatory approvals and all manufacturing and quality systems related to its infusion pump and related components. Medtronic entered into a consent decree with the FDA in April 2015, which required Medtronic to complete certain corrections and enhancements to the SynchroMed II pump and the associated quality system. The consent decree restricted Medtronic’s ability to manufacture and distribute the SynchroMed II infusion system, unless specific conditions were met, including retention of a third-party expert to inspect the affected quality system and certify that the quality system complies with the requirements of the consent decree. Medtronic completed the third-party certification audits in January 2017 and successfully completed an FDA inspection in June 2017. After the inspection, the FDA lifted the consent decree restrictions on manufacturing, distribution, and design in September 2017. Medtronic completed the last of the third-party audits required by the consent decree in 2020 and is discussing completion of the remaining activities required by the consent decree with the FDA. Non-compliance by Medtronic with its consent decree could interrupt the manufacture and sale of the Implantable System for Remodulin.
Remunity Pump, RemoPro, and RemoLife
In February 2021, we launched commercial sales of the Remunity Pump, which is a pre-filled, semi-disposable system for subcutaneous delivery of treprostinil, developed in collaboration with DEKA Research & Development Corp. (DEKA) under an exclusive development and license agreement. The Remunity Pump consists of a small, lightweight, durable pump and controller designed to have a service life of at least three years. The Remunity Pump uses disposable cartridges filled with Remodulin, which can be connected to the pump with less patient manipulation than is typically involved in filling other currently-available subcutaneous pumps. In November 2019, we entered into a supply agreement with an affiliate of DEKA to manufacture and supply the Remunity Pump to us. Under the terms of the agreement, we will reimburse all of DEKA’s and its affiliates’ costs to manufacture the Remunity Pump.
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
Tyvaso — INCREASE, PERFECT, and TETON studies
In February 2020, we reported the results of the INCREASE phase 3 registration study of Tyvaso in patients with WHO Group 3 pulmonary hypertension associated with interstitial lung disease (including idiopathic pulmonary fibrosis and combined pulmonary fibrosis and emphysema) (PH-ILD). The study met its primary endpoint by demonstrating that treatment with Tyvaso improved six-minute walk distance (6MWD) by 21 meters versus placebo (p=0.0043) at week 16 when using a pre-specified worst-case imputation for missing data and Hodges-Lehmann estimate. Tyvaso increased 6MWD by 31 meters relative to placebo after

26	United Therapeutics

Part I. Financial Information
16 weeks of treatment (p<0.001) using the mixed model repeated measurement analysis. Tyvaso was well-tolerated, and also showed benefits across several key subgroups, including etiology of PH-ILD, disease severity, age, gender, baseline hemodynamics, and dose. Significant improvements were also observed in each of the study’s secondary endpoints, including reduction in the cardiac biomarker NT-proBNP, time to first clinical worsening event, change in peak 6MWD at week 12, and change in trough 6MWD at week 15. Treatment with Tyvaso of up to 12 breaths per session, four times daily, was well tolerated and the safety profile was consistent with previous Tyvaso studies and known prostacyclin-related adverse events. In January 2021, the INCREASE results were published in the New England Journal of Medicine.
In March 2021, the FDA approved our efficacy supplement (sNDA) to the Tyvaso new drug application, which resulted in revised labeling reflecting the outcome of the INCREASE study. As a result, Tyvaso is now the first and only therapy approved by the FDA to treat PH-ILD, which we estimate affects at least 30,000 patients in the United States.
We are also conducting a phase 3 registration study called PERFECT, which is a study of Tyvaso in patients with WHO Group 3 pulmonary hypertension associated with chronic obstructive pulmonary disease (PH-COPD). There are presently no FDA approved therapies indicated for the treatment of PH-COPD, which we estimate affects 100,000 patients in the United States. We are evaluating whether the INCREASE results could support marketing applications for Tyvaso outside the United States.
Finally, we have initiated a phase 3 program called TETON, which will be comprised of one or more phase 3 studies of Tyvaso in subjects with various forms of chronic fibrosing interstitial lung diseases, including patients with idiopathic interstitial pneumonias (IIP), chronic hypersensitivity pneumonitis (CHP), and environmental/occupational lung disease. The first TETON study will enroll subjects with idiopathic pulmonary fibrosis (IPF). The primary endpoint of this study is planned to be the change in absolute forced vital capacity (FVC) from baseline to week 52. The TETON program was prompted by data from the INCREASE study, which demonstrated improvements in certain key parameters of lung function in pulmonary hypertension patients with fibrotic lung disease (improved absolute FVC and reduced exacerbations of underlying lung disease). Specifically, in the INCREASE study, treatment with Tyvaso resulted in significant improvements in percent predicted FVC at weeks 8 and 16, with subjects having underlying etiologies of IIP (week 8: 2.0%, p=0.0373 and week 16: 2.9%; p=0.0096) and idiopathic pulmonary fibrosis (week 8: 2.5%; p=0.0380 and week 16: 3.5%; p=0.0147) showing greater improvement. Consistent positive effects were also observed in patients with CHP and environmental/occupational lung disease. These data points, combined with substantial preclinical evidence of antifibrotic activity of treprostinil, suggest that Tyvaso may offer a treatment option for patients with fibrotic lung disease. In December 2020, the FDA granted orphan designation for treprostinil to treat IPF.
Tyvaso DPI
We have developed a dry powder formulation of inhaled treprostinil called Tyvaso DPI, under an in-license from MannKind Corporation (MannKind). Tyvaso DPI incorporates the dry powder formulation technology and Dreamboat® inhalation device technology used in MannKind’s Afrezza® (insulin human) Inhalation Powder product, which was approved by the FDA in 2014. If the FDA approves Tyvaso DPI, we believe this new inhaled treprostinil therapy will provide substantial lifestyle benefits to PAH and PH-ILD patients, as compared with nebulized Tyvaso Inhalation Solution therapy, because it will be: (1) less time consuming to administer and easier to maintain as the device and drug will be provided in a pre-filled, single use, disposable cassette eliminating the need for cleaning and filling; and (2) mobile and more convenient, as the compact design of the Dreamboat device and drug cassettes used with Tyvaso DPI enables the device to easily fit into the patient’s pocket and the device does not require electricity to function.
We completed two clinical studies of Tyvaso DPI. One was a study in healthy volunteers, comparing the pharmacokinetics of Tyvaso DPI to Tyvaso Inhalation Solution. We completed the study in October 2020, and announced in January 2021 that the study demonstrated comparable systemic treprostinil exposure between Tyvaso DPI and Tyvaso Inhalation Solution. In December 2020, we completed a clinical study called BREEZE, which evaluated the safety and pharmacokinetics of switching PAH patients from Tyvaso Inhalation Solution to Tyvaso DPI. In January 2021, we announced that the BREEZE study demonstrated safety and tolerability of Tyvaso DPI in subjects with PAH transitioning from Tyvaso Inhalation Solution. In April 2021, we filed an NDA with the FDA seeking approval for Tyvaso DPI to treat both PAH and PH-ILD. In January 2021, we purchased a pediatric disease priority review voucher for $105.0 million, which we redeemed upon submission of the Tyvaso DPI NDA. We expect the voucher to reduce the typical 12-month timeframe for the FDA to review the Tyvaso DPI NDA to eight months. If the FDA accepts our NDA for review, we anticipate FDA action on our NDA in December 2021.
OreniPro
We are developing an oral prodrug version of Orenitram we call OreniPro, in order to provide increased tolerability and convenience through a once-daily dosing regimen. We completed an initial phase 1 study of an immediate release formulation of OreniPro during the second quarter of 2020, and we are currently conducting a phase 1 study of extended release formulations of OreniPro.
Unexisome
Unexisome™ is a development-stage, cell therapy-derived biologic comprising exosomes. Exosomes are cell-secreted vesicles generated by virtually all cells, including cell types used in therapeutic applications. Exosomes serve as potent vehicles for cell-

Quarterly Report	27

Part I. Financial Information
to-cell communication and include multiple mechanisms of action. In 2019, we commenced a phase 1 safety study of Unexisome in preterm neonates at high risk for bronchopulmonary dysplasia (BPD). In February 2021, we terminated the BPD study as a result of delays in enrollment. We are evaluating potential alternative indications for further studies using Unexisome.
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
Unituxin
Under our Biologics License Application approval for Unituxin, the FDA imposed certain post-marketing requirements and post-marketing commitments on us. We have satisfied all post-marketing requirements and expect to satisfy the final remaining post-marketing commitment (a non-clinical study) during 2021. We were pursuing a label expansion for Unituxin in combination with irinotecan and temozolomide for the treatment of pediatric patients with relapsed or refractory neuroblastoma, based on the results of a clinical study conducted by the Children’s Oncology Group. In April 2021, the FDA informed us that the data from this study will not be sufficient, and additional data and analyses would be necessary to support such a label expansion. These additional activities would have caused considerable additional delay, and additional efforts may not ultimately have been successful in addressing the FDA’s comments. As a result, we discontinued these label expansion efforts.
Organ Manufacturing
Each year, end-stage organ failure kills millions of people. A significant number of these patients could have benefited from an organ transplant. Unfortunately, the number of usable, donated organs available for transplantation has not grown significantly over the past half century while the need has soared. Our long-term goals are aimed at addressing this shortage. With advances in technology, we believe that creating an unlimited supply of tolerable manufactured organs is now principally an engineering challenge, and we are dedicated to finding engineering solutions. We are engaged in research and development of a variety of technologies designed to increase the supply of transplantable organs and tissues and to improve outcomes for transplant recipients. In 2019, we entered into a collaboration agreement with the University of Alabama at Birmingham to develop a pilot-scale, designated pathogen-free facility to house genetically modified pigs, with a goal of commencing human clinical trials of xenotransplanted kidneys from pigs to humans in the near term. In August 2020, we began to conduct operations at the facility with the first introduction of genetically modified pigs, and in March 2021, the facility received its recertification of compliance from the American Association for Accreditation of Laboratory Animal Care. We are also developing technologies to increase the supply of donor lungs through ex-vivo lung perfusion. While we continue to develop and commercialize therapies for rare and life-threatening conditions, we view organ manufacturing as a complementary solution for a broad array of diseases, many of which (such as PAH) have proven incurable to date through more traditional pharmaceutical and biologic therapies. For this reason, in 2015 we created a wholly-owned public benefit corporation called Lung Biotechnology PBC, chartered with the express purpose of “address[ing] the acute national shortage of transplantable lungs and other organs with a variety of technologies that either delay the need for such organs or expand the supply.”
Trevyent
In August 2018, we acquired SteadyMed Ltd. (SteadyMed), which was developing Trevyent, a drug-device combination product for delivery of subcutaneous treprostinil. In August 2017, SteadyMed received a refuse-to-file letter from the FDA with respect to its NDA for Trevyent. SteadyMed met with the FDA in November 2017, and the FDA indicated that SteadyMed did not need to conduct any clinical trials to establish the safety or efficacy of Trevyent. Following our acquisition of SteadyMed, we submitted an NDA for Trevyent to the FDA in June 2019.

28	United Therapeutics

Part I. Financial Information
In April 2020, the FDA issued a complete response letter (CRL) related to our NDA indicating that some of the deficiencies previously raised by the FDA had not yet been addressed to its satisfaction. In January 2021, we met with the FDA to discuss certain deficiencies noted in the CRL and our plans to address them. In February 2021, we received written FDA comments related to the January 2021 meeting. The FDA’s comments indicated that we would need to both redesign the product to improve pump accuracy in certain respects and conduct a clinical study of the redesigned product. These additional steps would have caused considerable additional delay, and additional development efforts may not ultimately have been successful in addressing the FDA’s comments. We decided that continued development of Trevyent was no longer commercially reasonable in light of this additional FDA feedback, and discontinued our efforts to develop the product for the U.S. market.
Future Prospects
We anticipate revenue growth in 2021 compared to 2020, driven primarily by: (1) growth in sales of Tyvaso as a result of the expansion of its label in March 2021 to include treatment of PH-ILD based on the results of the INCREASE study; (2) continued growth in the number of patients prescribed with Orenitram following our expansion of the Orenitram label to reflect the results of the FREEDOM-EV study; and (3) modest price increases for some of our products, partially offset by further generic erosion for Adcirca. We believe additional revenue growth beyond 2021 will be driven by the factors noted above, as well as our efforts to commercialize five key therapeutic platforms in our pipeline, which are comprised of the enabling technologies described below:

Platform	Enabling Technologies
Remodulin (parenteral treprostinil)	Implantable System for Remodulin, RemoLife, RemoPro
Tyvaso (inhaled treprostinil)	PERFECT study, Tyvaso DPI, TETON studies
Orenitram (oral treprostinil)	OreniPro
New Chemical Entities and New Biologics	Ralinepag, SAPPHIRE study
Organ Manufacturing and Transplantation	Xenotransplantation, three-dimensional organ printing, regenerative medicine, ex-vivo lung perfusion
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

Quarterly Report	29

Part I. Financial Information
Results of Operations
Three Months Ended March 31, 2021 and March 31, 2020
Revenues
The table below presents the components of total revenues (dollars in millions):

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2021	2020
Net product sales:
Remodulin	$130.2	$145.3	$(15.1)	(10)%
Tyvaso	123.0	102.9	20.1	20%
Orenitram	72.4	69.0	3.4	5%
Unituxin	43.9	26.6	17.3	65%
Adcirca	9.6	12.5	(2.9)	(23)%
Total revenues	$379.1	$356.3	$22.8	6%
Net product sales from our treprostinil-based products (Remodulin, Tyvaso, and Orenitram) grew by $8.4 million in the first quarter of 2021 compared to the first quarter of 2020.
Remodulin net product sales for the three months ended March 31, 2021, decreased as compared to the same period in 2020, due to decreases of $10.2 million and $4.9 million in U.S. Remodulin net product sales and international Remodulin net product sales, respectively. These decreases were primarily due to a decline in quantities sold. Although fewer quantities were sold in the United States, the number of U.S. Remodulin patients increased as of March 31, 2021 compared to March 31, 2020.
Tyvaso net product sales for the three months ended March 31, 2021, increased as compared to the same period in 2020, primarily due to an increase in quantities sold, reflecting an increased number of patients.
Unituxin net product sales for the three months ended March 31, 2021, increased as compared to the same period in 2020, primarily due to an increase in quantities sold.

30	United Therapeutics

Part I. Financial Information
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

	Three Months Ended March 31, 2021
	Rebates & Chargebacks	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, January 1, 2021	$60.7	$3.0	$12.5	$3.7	$79.9
Provisions attributed to sales in:
Current period	41.7	8.8	—	7.6	58.1
Prior periods	(0.5)	—	—	0.2	(0.3)
Payments or credits attributed to sales in:
Current period	(7.6)	(5.9)	—	(2.5)	(16.0)
Prior periods	(38.0)	(3.0)	(0.2)	(3.8)	(45.0)
Balance, March 31, 2021	$56.3	$2.9	$12.3	$5.2	$76.7

	Three Months Ended March 31, 2020
	Rebates & Chargebacks	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, January 1, 2020	$51.7	$2.6	$14.2	$4.1	$72.6
Provisions attributed to sales in:
Current period	44.8	7.5	—	5.0	57.3
Prior periods	1.1	—	—	—	1.1
Payments or credits attributed to sales in:
Current period	(9.9)	(5.0)	—	(1.3)	(16.2)
Prior periods	(34.5)	(2.5)	(0.6)	(3.4)	(41.0)
Balance, March 31, 2020	$53.2	$2.6	$13.6	$4.4	$73.8
Cost of Product Sales
The table below summarizes cost of product sales by major category (dollars in millions):

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2021	2020
Category:
Cost of product sales	$21.3	$22.2	$(0.9)	(4)%
Share-based compensation expense(1)	1.7	1.2	0.5	42%
Total cost of product sales	$23.0	$23.4	$(0.4)	(2)%
(1)Refer to Share-Based Compensation section below for discussion.
Research and Development
The table below summarizes research and development expense by major category (dollars in millions):

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2021	2020
Category:
Research and development projects	$297.2	$68.6	$228.6	333%
Share-based compensation expense(1)	6.5	4.6	1.9	41%
Total research and development expense	$303.7	$73.2	$230.5	315%
(1)Refer to Share-Based Compensation section below for discussion.
Research and development expense, excluding share-based compensation. Research and development expense for the three months ended March 31, 2021 increased as compared to the same period in 2020, due to: (1) a $107.3 million IPR&D impairment charge related to our March 2021 decision to discontinue the U.S. development of Trevyent; (2) a $105.0 million purchase of a pediatric disease priority review voucher, which we redeemed upon submission of the Tyvaso DPI NDA; (3) a $11.6 million

Quarterly Report	31

Part I. Financial Information
impairment charge related to repurposing one of our facilities; and (4) a $6.1 million IPR&D impairment charge related to our decision to discontinue development of biomechanical lungs.
Selling, General, and Administrative
The table below summarizes selling, general, and administrative expense by major category (dollars in millions):

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2021	2020
Category:
General and administrative	$71.6	$55.0	$16.6	30%
Sales and marketing	13.7	13.0	0.7	5%
Share-based compensation expense(1)	31.9	25.0	6.9	28%
Total selling, general, and administrative expense	$117.2	$93.0	$24.2	26%
(1)Refer to Share-Based Compensation below for discussion.
General and administrative. The increase in general and administrative expenses for the three months ended March 31, 2021, as compared to the same period in 2020, was primarily due to: (1) a $7.5 million increase in legal expenses related to litigation matters; (2) a $3.5 million increase in expense related to disposals of property, plant, and equipment; and (3) a $2.5 million increase in consulting expenses.
Share-Based Compensation
The table below summarizes share-based compensation expense by major category (dollars in millions):

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2021	2020
Category:
Stock options	$8.3	$16.4	$(8.1)	(49)%
Restricted stock units	5.7	4.0	1.7	43%
STAP awards	25.7	10.1	15.6	154%
Employee stock purchase plan	0.4	0.3	0.1	33%
Total share-based compensation expense	$40.1	$30.8	$9.3	30%
The table below summarizes share-based compensation expense by line item on our consolidated statements of operations (dollars in millions):

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2021	2020
Cost of product sales	$1.7	$1.2	$0.5	42%
Research and development	6.5	4.6	1.9	41%
Selling, general, and administrative	31.9	25.0	6.9	28%
Total share-based compensation expense	$40.1	$30.8	$9.3	30%
The increase in share-based compensation expense for the three months ended March 31, 2021, as compared to the same period in 2020, was primarily due to an increase in STAP expense driven by a 10 percent increase in our stock price for the three months ended March 31, 2021, as compared to an eight percent increase in our stock price for the same period in 2020, partially offset by a decrease in stock option expense due to fewer awards granted and outstanding in 2021. For more information, refer to Note 9—Share-Based Compensation to our consolidated financial statements.
Other Income, Net
The changes in other income, net for the three months ended March 31, 2021, as compared to the same period in 2020, were primarily due to net unrealized and realized gains and losses on equity securities. During the three months ended March 31, 2021, we sold an investment that we held in a publicly-traded company. We received $108.9 million in cash from the sale of the investment and realized a gain of $91.9 million. Refer to Note 3—Investments to our consolidated financial statements.
Impairments of Investments in Privately-Held Companies
During the three months ended March 31, 2021 and 2020, we recorded zero and $5.6 million, respectively, of impairment charges related to our investments in privately-held companies. Refer to Note 3—Investments to our consolidated financial statements.

32	United Therapeutics

Part I. Financial Information
Income Tax Expense
Income tax expense for the three months ended March 31, 2021 and 2020 was $4.2 million and $33.9 million, respectively. Our effective income tax rate (ETR) for the three months ended March 31, 2021 and 2020 was 13 percent and 20 percent, respectively. Our ETR for the three months ended March 31, 2021 decreased compared to our ETR for the three months ended March 31, 2020 primarily due to excess tax benefits from share-based compensation recognized as a discrete item relative to the amount of pretax income, and a decrease in valuation allowance, partially offset by an increase in state tax expense.
Financial Condition, Liquidity, and Capital Resources
We have funded our operations principally through sales of our commercial products and, from time-to-time, third-party financing arrangements. We believe that our current liquidity is sufficient to fund ongoing operations and future business plans as we expect growth in revenues from our commercial products, excluding Adcirca. Furthermore, our customer base remains stable and we believe it presents minimal credit risk. However, any projections of future cash flows are inherently subject to uncertainty and we may seek other forms of financing. In June 2018, we entered into a credit agreement (the Credit Agreement), which provides an unsecured, revolving line of credit of up to $1.5 billion. Our aggregate outstanding balance under the Credit Agreement was $800.0 million as of December 31, 2020 and March 31, 2021. We classified the entire outstanding balance under the Credit Agreement, which matures in 2025, as a non-current liability on our consolidated balance sheet as of March 31, 2021.
Cash and Cash Equivalents and Marketable Investments
Cash and cash equivalents and marketable investments comprise the following (dollars in millions):

	March 31, 2021	December 31, 2020	Percentage Change
Cash and cash equivalents	$832.3	$738.7	13%
Marketable investments—current	899.0	1,096.3	(18)%
Marketable investments—non-current	1,433.5	1,149.6	25%
Total cash and cash equivalents and marketable investments	$3,164.8	$2,984.6	6%
Cash Flows
Cash flows comprise the following (dollars in millions):

	Three Months Ended March 31,		Percentage Change
	2021	2020
Net cash provided by operating activities	$89.8	$214.6	(58)%
Net cash used in investing activities	$(6.3)	$(27.6)	77%
Net cash provided by (used in) financing activities	$10.1	$(50.2)	120%
Operating Activities
Our operating assets and liabilities consist primarily of accounts receivable, inventories, accounts payable, accrued expenses, liabilities for our STAP awards, and tax-related payables and receivables.
The decrease of $124.8 million in net cash provided by operating activities for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, was primarily due to: (1) a $105.0 million purchase of a pediatric disease priority review voucher; (2) a $12.4 million increase in cash paid to settle STAP awards; and (3) a $7.1 million decrease in cash received for income taxes, partially offset by a $3.5 million decrease in cash paid for interest. The remainder of the decrease in cash provided by operating activities was due to other changes in assets and liabilities.
Investing Activities
The decrease of $21.3 million in net cash used in investing activities for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, was primarily due to: (1) a $18.9 million increase in cash from total sales, purchases, and maturities of marketable investments; and (2) a $2.4 million decrease in cash paid to purchase property, plant, and equipment.

Quarterly Report	33

Part I. Financial Information
Financing Activities
The decrease of $60.3 million in net cash used in financing activities for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, was primarily due to: (1) no repayments on our line of credit during the three months ended March 31, 2021, compared to a $50.0 million repayment on our line of credit during the same period in 2020; and (2) a $16.8 million increase in proceeds from the exercise of stock options during the three months ended March 31, 2021, compared to the same period in 2020.
Summary of Critical Accounting Policies
The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires our management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We continually evaluate our estimates and judgments to determine whether they are reasonable, relevant, and appropriate. These assumptions are frequently developed from historical data or experience, currently available information, and anticipated developments. By their nature, our estimates are subject to an inherent degree of uncertainty; consequently, actual results may differ. We discuss critical accounting policies and estimates that involve a higher degree of judgment and complexity in Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2020 Annual Report. There have been no material changes to our critical accounting policies and estimates as disclosed in our 2020 Annual Report.
Recently Issued Accounting Standards
See Note 2—Basis of Presentation, to our consolidated financial statements for information on our adoption during the current period and anticipated adoption of recently issued accounting standards.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk has not materially changed since December 31, 2020.
Item 4. Controls and Procedures
Based on their evaluation, as of March 31, 2021, our Chairperson and Chief Executive Officer and Chief Financial Officer and Treasurer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, summarized, processed, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chairperson and Chief Executive Officer and Chief Financial Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

34	United Therapeutics

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
Please refer to Note 13—Litigation to our consolidated financial statements contained elsewhere in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
Item 1A. Risk Factors
Risks Related to Our Products and Our Operations
We rely heavily on sales of Remodulin, Tyvaso, and Orenitram to generate revenues and support our operations.
Sales of Remodulin, Tyvaso, and Orenitram comprise the vast majority of our revenues. Substantially decreased sales of any of these products could have a material adverse impact on our operations. A wide variety of events, such as withdrawal of regulatory approvals or substantial changes in prescribing practices or dosing patterns, many of which are described in other risk factors below, could cause sales of these products to materially decline, or to grow more slowly than expected. The current and expected availability of generic versions of our products has decreased and may continue to decrease our revenues. The approval of new PAH therapies, such as LIQ861, may negatively impact sales of our current and potential new products. Sales may decrease if any third party that manufactures, markets, distributes, or sells our commercial products cannot do so satisfactorily, or we cannot manage our internal manufacturing processes. Finally, if we are not able to successfully launch the Implantable System for Remodulin or Tyvaso DPI when we anticipate, or at all, for regulatory or other reasons, or demand for these products following their launch does not meet our expectations, the revenue opportunity for our treprostinil products could be significantly lower than we expect.
If our products fail in clinical trials, we will be unable to sell those products.
To obtain approvals from the FDA and international regulatory agencies to sell new products, or to expand the product labeling for our existing products, we must conduct clinical trials demonstrating that our products are safe and effective. Regulators have substantial discretion over the approval process. Regulators may require us to amend ongoing trials or perform additional trials, which have in the past and could in the future result in significant delays and additional costs or may be unsuccessful. Delays and costs associated with requirements to change or add trials may cause us to discontinue efforts to develop a product, as they did with Trevyent. If our clinical trials are not successful, or we fail to address identified deficiencies adequately, we will not obtain required approvals to market the new product or new indication. We cannot predict with certainty how long it will take, or how much it will cost, to complete necessary clinical trials or obtain regulatory approvals of our current or future products. The time and cost needed to complete clinical trials and obtain regulatory approvals varies by product, indication, and country. In addition, failure to obtain, or delays in obtaining, regulatory approval has in the past and could in the future require us to recognize impairment charges.
Our clinical trials have in the past and may in the future be discontinued, delayed, canceled, or disqualified for various reasons, including: (1) the COVID-19 pandemic, which initially caused us to suspend enrollment of most of our clinical studies, and may do so again; (2) the drug is ineffective, or physicians and/or patients believe that the drug is ineffective, or that other therapies are more effective or convenient; (3) patients do not enroll in or complete clinical trials at the rate we expect; (4) clinical trial sites or third parties do not adhere to trial protocols and required quality controls under good clinical practices (GCP) regulations and similar regulations outside the United States; (5) patients experience severe side effects during treatment or die during our trials because of adverse events; and (6) the results of clinical trials conducted in a particular country are not acceptable to regulators in other countries.
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

Quarterly Report	35

Part II. Other Information
Numerous treatments currently compete with our commercial therapies. For example, for the treatment of PAH, we compete with over fifteen branded and generic drugs. Sales of a generic version of Adcirca launched in August 2018 have had a material adverse impact on our sales of Adcirca. The availability of generic versions of Remodulin in the United States could materially impact our revenues, and generic competition has materially impacted our Remodulin revenues outside the United States. Our competitors are also developing new products that may compete with ours. For example, Liquidia is developing LIQ861, which if successful would compete directly with Tyvaso and Tyvaso DPI, and our other treprostinil-based products.
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
The commercial success of our products depends, in significant part, on coverage by governmental payers such as Medicare and Medicaid, and private insurance companies. A reduction in the availability or extent of reimbursement from domestic or foreign government health care programs could have a material adverse effect on our business and results of our operations. Government payers and/or third-party payers are increasingly attempting to limit the price of medicinal products and frequently challenge the pricing of new or expensive drugs. In many markets outside the United States, governments control the prices of prescription pharmaceuticals through the implementation of reference pricing, price cuts, rebates, revenue-related taxes, and profit control. Financial pressures may cause United States government payers to mandate discounts or rebates on our products, limit future price increases, cap reimbursement rates for pharmaceuticals to rates paid internationally, require the automatic substitution of generic products, demand more rigorous requirements for initial coverage for new products or take other similar steps. On November 20, 2020, the Centers for Medicare and Medicaid Services (CMS) issued an interim final rule to implement a “Most Favored Nation” demonstration project to test Medicare Part B reimbursement of certain separately-payable drugs and biologics based on international reference prices. Federal courts have enjoined implementation of this rule, but if the rule survives judicial scrutiny, the Most Favored Nation model will subject certain physician-administered drugs or biologics identified by CMS as having the highest annual Medicare Part B spending to an alternative payment methodology based on international reference prices, with the list of products to be updated annually to add more products and products not to be removed absent limited circumstances.
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

36	United Therapeutics

Part II. Other Information
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
•The FDA and other regulatory agencies may not be able to timely inspect our facilities, or those of our third-party manufacturers, due to COVID-19 related delays or other reasons, which could result in delays in obtaining necessary regulatory approvals for our products.
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
•The infrastructures of certain of our internal facilities, along with certain facilities of our third-party manufacturers, are aging. These facilities are equipped with highly sophisticated and complex utility systems that may fail despite our, and our third-party manufacturers’, preventative maintenance efforts. Should one of these systems fail and require long term repair or replacement the impacted facility may not be able to manufacture product for a substantial period of time.
•We, along with our third-party manufacturers, rely upon local municipalities to supply our facilities with clean water. This water is subsequently processed into high purity water which serves as a key ingredient for three of our commercial drug products. Should the local municipality be unable to supply water that meets relevant quality standards, we and our third-party manufacturers may be unable to manufacture product until such a situation is remediated.
•Our supply chain for raw materials and consumables extends worldwide and is complex. Suppliers based in China play a substantial role in our supply chain. Political unrest or trade disputes involving China or other countries within our supply chain could impact our ability and the ability of our third-manufacturers to source raw materials and consumables.
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

Quarterly Report	37

Part II. Other Information
•Interruption of our development pipeline. Approvals of new products we are developing, potential label expansions for existing products, and the launch of newly-approved products may be delayed or hindered, which would harm our revenue growth prospects. For example, pandemic-related supply issues delayed the launch of the Remunity Pump. In addition, enrollment in many of our clinical trials was suspended during the first quarter of 2020. Although enrollment in these studies at a limited number of sites has re-opened, we may experience further delays or difficulties, including delays or difficulties with clinical site initiation and recruiting clinical site investigators and clinical site staff. In addition, we may experience increased rates of patients withdrawing from our clinical trials following enrollment as a result of contracting COVID-19 or other health conditions or because of quarantines or travel limitations (whether voluntary or required). Our clinical trials, including the integrity and completeness of subject data and clinical study endpoints, may also be impacted or delayed by: (1) diversion of healthcare resources away from the conduct of clinical trials due to changes in hospital or research institution policies, governmental regulations, prioritization of hospital and other medical resources toward efforts to cope with the pandemic, or other reasons related to the pandemic; (2) interruption of key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by governments, employers, and others, or other interruption of clinical trial participant visits and study procedures; or (3) any interruption of, or delays in receiving, supplies of our investigational drug candidates or other study materials from us or our contract manufacturing organizations, due to staffing shortages, production slowdowns, or stoppages and disruptions in distribution systems. In addition, our pipeline may be delayed by interruption or delays in the operations of the FDA or other regulatory authorities, which are extremely busy responding to the COVID-19 pandemic and are working from home as a result of social distancing requirements. Any prolongation or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of our new products and label expansions.
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
•Disruption of our operations. COVID-19 could disrupt many aspects of our operations, which could harm our business and prospects. For example, due to “shelter-in-place” orders and other public health guidance measures, we have implemented a work-from-home policy for all personnel excluding those necessary to maintain minimum basic operations. Our increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay, or otherwise adversely impact our business. The increase in working remotely could increase our cybersecurity risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators, manufacturing sites, clinical trial sites, and other third parties. In addition, as a result of shelter-in-place orders or other mandated travel restrictions, our on-site staff conducting research and development and manufacturing activities may not be able to access our laboratories or manufacturing space, and these core activities may be significantly limited or curtailed, possibly for an extended period of time. Further, we, and third parties with which we engage to conduct distribution, production, and research and development activities, may experience limitations on the ability to recruit and hire key personnel due to the inability to meet with candidates because of travel restrictions and “shelter-in-place” orders. We and third parties with which we engage also may experience operational challenges caused by sickness of our employees or their families, the desire of employees to avoid contact with large groups of people, and an increased reliance on working from home or mass transit disruptions. Efforts to accelerate vaccine production and distribution (such as Operation Warp Speed) have impacted availability and lead times for certain materials used in the manufacture of our products. If we, or our third-party suppliers, and contract manufacturers are unable to source materials, it may prevent us from manufacturing our products for an indefinite period until such materials become available.
•Impact on our investments. COVID-19 and the resulting economic impact has had a significant impact on many companies, and caused significant disruption and volatility in the financial markets. Our balance sheet includes a significant amount of publicly-traded corporate debt and equity securities and investments in privately-held companies. We may be required to recognize impairments in the value of these investments if the relevant companies are materially adversely effected as a result of the negative effects arising from the COVID-19 pandemic or for other reasons, become unable to repay debt securities when due, or experience credit rating downgrades, or if the public trading price of these securities decreases.

38	United Therapeutics

Part II. Other Information
COVID-19, and the volatile regional and global economic conditions stemming from the pandemic, could also precipitate or aggravate the other risk factors discussed in this Quarterly Report on Form 10-Q, which could materially adversely affect our business, financial condition, results of operations, liquidity, and stock price. Further, the COVID-19 pandemic, or any future outbreak of disease, may also affect our operating and financial results in a manner that is not presently known to us or that we currently do not consider to present significant risks. The possible extent of the impact of the COVID-19 pandemic is inherently difficult to predict and will ultimately depend on a number of factors outside our control, including the ultimate duration and severity of the pandemic and the resulting economic impacts.
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
We rely heavily on DEKA and its affiliates for the development, manufacturing, and regulatory approval of the Remunity Pump for Remodulin. Supply disruptions caused by COVID-19 have impacted DEKA’s ability to secure certain components and raw materials necessary to manufacture sufficient quantities of Remunity Pumps and accessories to enable us to commence commercial sales. We cannot control when or if those disruptions will be resolved. Finally, we also rely on various sole-source suppliers for manufacturing activities related to ralinepag, RemoPro, OreniPro, and RemoLife. For a further discussion of risks created by the use of third-party contract manufacturers, see the risk factor above entitled, Our manufacturing strategy exposes us to significant risks.
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

Quarterly Report	39

Part II. Other Information
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
Members of our management team, including our founder, Chairperson and Chief Executive Officer, Dr. Martine Rothblatt, play a critical role in defining our business strategy and maintaining our corporate culture. The loss of the services and leadership of Dr. Rothblatt or any other members of our senior management team could have an adverse effect on our business. We do not maintain key person life insurance on our senior management team members. Failure to identify, hire, and retain suitable successors for members of our senior management team and to transfer knowledge effectively could impede the achievement of our business objectives. Our future success also depends on our ability to attract and retain qualified scientific and technical personnel. Competition for such personnel in our industries is intense. If we fail to attract and retain such employees, we may not be successful in developing and commercializing new therapies for PAH and other diseases.
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

40	United Therapeutics

Part II. Other Information
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
Compliance with these and similar laws on a state-by-state basis is difficult, time consuming, and requires substantial resources. Any investigation, inquiry, or other legal proceeding under these laws related to our operations, even if we successfully defend against it, or any penalties imposed upon us for failure to comply, could have a material adverse effect on our business and financial condition or reputation. Sanctions under these federal and state laws may include treble civil monetary penalties, payment of damages, fines, exclusion of our products from reimbursement under federal health care programs, imprisonment, and the curtailment or restructuring of our operations.
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
At the federal level, there have been and continue to be a number of healthcare-related legislative and regulatory initiatives and reforms that significantly affect the pharmaceutical industry. For example, the Patient Protection and Affordable Care Act of 2010 (PPACA) has substantially changed the way healthcare is financed by both governmental and commercial payers, and has significantly impacted the U.S. pharmaceutical industry. The PPACA is a broad measure intended to expand healthcare coverage within the United States, primarily through the imposition of health coverage-related mandates on employers and individuals and expansion of the Medicaid program. The PPACA and certain of its provisions have been subject to judicial challenges as well as efforts to repeal or replace them or to alter their interpretation or implementation. It is unclear how the PPACA and its implementation, as well as efforts to repeal, replace, or otherwise modify, or invalidate, the PPACA, or portions thereof, will affect our business.

Quarterly Report	41

Part II. Other Information
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

42	United Therapeutics

Part II. Other Information
CMS, the VA, and the Office of Inspector General of the Department of Health and Human Services (OIG) have pursued manufacturers that were alleged to have failed to report data to the government in a timely manner. Governmental agencies may also make changes in program interpretations, requirements or conditions of participation, some of which may have implications for amounts previously estimated or paid. We cannot guarantee that our submissions will not be found by CMS, the VA, or other governmental agencies to be incomplete or incorrect.
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
Payers and pharmacy benefit managers (PBMs) have developed mechanisms to limit the benefits of co-pay assistance for commercially insured programs through co-pay accumulator programs. These programs do not allow a patient using co-pay assistance to count the manufacturer’s co-payment contribution toward their annual out-of-pocket payment maximum. Therefore, patients using co-pay assistance are penalized financially for using these programs. Some states have passed legislation to limit the use of co-pay accumulator programs, while some other states have indicated that these programs should be allowed to limit cost of care and encourage patients to use lower cost generics. In addition, some states have imposed restrictions on manufacturer co-pay programs when therapeutic equivalents are available. Growing use of such programs, or new laws limiting manufacturer ability to provide co-pay assistance, could affect patient access to our products and limit product utilization, which may, in turn, adversely affect our business, prospects, and stock price.

Quarterly Report	43

Part II. Other Information
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
Third parties have challenged, and may in the future challenge, the validity of our patents, through patent litigation and/or initiating proceedings, including re-examinations, inter partes reviews (IPR), post-grant reviews, and interference proceedings,

44	United Therapeutics

Part II. Other Information
before the USPTO or other applicable patent filing office, or other means. In March 2020, Liquidia filed IPR petitions for two of our treprostinil-related patents, and in October 2020 the PTAB instituted IPR proceedings with respect to one of these patents and declined to institute proceedings with respect to the other patent. In April 2020, we received a Paragraph IV notification letter from Liquidia indicating that Liquidia’s NDA contains a certification alleging that LIQ861 will not infringe any of the patents currently listed in the Orange Book for Tyvaso because those patents are not valid, not enforceable, and/or will not be infringed by the commercial manufacture, use or sale of LIQ861. In June 2020, we filed a patent infringement lawsuit against Liquidia related to its NDA for LIQ861. In January 2021, Liquidia filed an IPR petition for an additional patent that we listed in the Orange Book for Tyvaso and asserted against Liquidia in the pending litigation. We are also engaged in patent litigation with ANI Pharmaceuticals, Inc. related to its ANDA seeking FDA approval to market a generic version of Orenitram.
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

Quarterly Report	45

Part II. Other Information
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
We may select interest rates under our Credit Agreement that are calculated using LIBOR. The authority that regulates LIBOR announced that it intends to stop compelling banks to submit rates for the calculation of the LIBOR rate used in the Credit Agreement after June 2023. If the relevant LIBOR rate ceases to exist after June 2023, we and Wells Fargo, as the administrative agent, may amend the Credit Agreement to establish an alternate benchmark reference rate. To the extent our interest rates increase, our interest expense will increase, which could adversely affect our financial condition, operating results and cash flows.
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

46	United Therapeutics

Part II. Other Information
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
The price of common stock can be highly volatile within the pharmaceutical and biotechnology sector. Consequently, significant price and volume fluctuations in the market may not relate to operating performance. The price of our common stock could decline sharply due to general market conditions as well as the following factors, among others:
•Developments related to the COVID-19 pandemic and the associated economic impact, and their effects on our business, financial condition, or results of operations;
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
•Announcements regarding litigation matters, including the lawsuit filed against us by Sandoz and RareGen and our ongoing patent litigation with Liquidia related to its NDA for LIQ861, among others;
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

Quarterly Report	47

Part II. Other Information
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2021, we did not (a) repurchase any of our outstanding equity securities or (b) sell any of our equity securities in transactions that were not registered under the Securities Act of 1933, as amended.

48	United Therapeutics

Part II. Other Information
Item 6. Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed June 29, 2020.
3.2	Ninth Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed February 5, 2021.
4.1	Reference is made to Exhibits 3.1 and 3.2.
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following financial information from our Quarterly Report on Form 10-Q for the three months ended March 31, 2021, filed with the SEC on May 5, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) our Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020; (2) our Consolidated Statements of Operations for the three-month periods ended March 31, 2021 and 2020; (3) our Consolidated Statements of Comprehensive Income for the three-month periods ended March 31, 2021 and 2020; (4) our Consolidated Statements of Stockholders’ Equity for the three-month periods ended March 31, 2021 and 2020; (5) our Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2021 and 2020; and (6) the Notes to our Consolidated Financial Statements.
104*	Cover Page Interactive Data File (embedded within the iXBRL document)
*Filed herewith.
Note: Except as otherwise noted above, all exhibits incorporated by reference to the Registrant’s previously filed reports with the Securities and Exchange Commission are filed under File No. 000-26301.

Quarterly Report	49

Part II. Other Information
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED THERAPEUTICS CORPORATION

May 5, 2021	By:	/s/ MARTINE A. ROTHBLATT
Martine A. Rothblatt, Ph.D.
	Title:	Chairperson and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ JAMES C. EDGEMOND
James C. Edgemond
	Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

50	United Therapeutics