Form 10-Q
period 2021-06-30
UNITED THERAPEUTICS Corp
filed 2021-08-04
CIK 1082554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2021
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☒
The number of shares outstanding of the issuer’s common stock, par value $.01 per share, as of July 28, 2021 was 44,891,523.

2	United Therapeutics

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Consolidated Balance Sheets
(In millions, except share data)

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$942.2	$738.7
Marketable investments	1,025.3	1,096.3
Accounts receivable, no allowance for 2021 and 2020	173.4	157.4
Inventories, net	89.9	86.5
Other current assets	87.1	88.3
Total current assets	2,317.9	2,167.2
Marketable investments	1,325.4	1,149.6
Goodwill and other intangible assets, net	44.7	158.1
Property, plant, and equipment, net	715.7	731.6
Deferred tax assets, net	264.2	238.6
Other non-current assets	177.0	169.9
Total assets	$4,844.9	$4,615.0
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$189.8	$187.0
Share tracking awards plan	96.8	96.8
Other current liabilities	24.8	39.5
Total current liabilities	311.4	323.3
Line of credit	800.0	800.0
Other non-current liabilities	94.0	96.5
Total liabilities	1,205.4	1,219.8
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01, 10,000,000 shares authorized, no shares issued	—	—
Common stock, par value $.01, 245,000,000 shares authorized, 71,509,868 and 71,126,314 shares issued, and 44,890,652 and 44,507,098 shares outstanding at June 30, 2021 and December 31, 2020, respectively	0.7	0.7
Additional paid-in capital	2,196.5	2,148.7
Accumulated other comprehensive loss	(18.6)	(14.2)
Treasury stock, 26,619,216 shares at June 30, 2021 and December 31, 2020	(2,579.2)	(2,579.2)
Retained earnings	4,040.1	3,839.2
Total stockholders’ equity	3,639.5	3,395.2
Total liabilities and stockholders’ equity	$4,844.9	$4,615.0

See accompanying notes to consolidated financial statements.

Quarterly Report	3

Part I. Financial Information
Consolidated Statements of Operations
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)
Revenues:
Net product sales	$446.5	$362.0	$825.6	$718.3
Total revenues	446.5	362.0	825.6	718.3
Operating expenses:
Cost of product sales	37.2	25.9	60.2	49.3
Research and development	74.3	89.7	378.0	162.9
Selling, general, and administrative	112.8	105.9	230.0	198.9
Total operating expenses	224.3	221.5	668.2	411.1
Operating income	222.2	140.5	157.4	307.2
Interest income	4.0	7.2	8.7	17.2
Interest expense	(4.7)	(5.6)	(9.3)	(13.8)
Other (expense) income, net	(2.7)	(8.2)	94.5	0.5
Impairments of investments in privately-held companies	(2.3)	—	(2.3)	(5.6)
Total other (expense) income, net	(5.7)	(6.6)	91.6	(1.7)
Income before income taxes	216.5	133.9	249.0	305.5
Income tax expense	(43.9)	(26.8)	(48.1)	(60.7)
Net income	$172.6	$107.1	$200.9	$244.8
Net income per common share:
Basic	$3.85	$2.43	$4.49	$5.56
Diluted	$3.65	$2.41	$4.28	$5.53
Weighted average number of common shares outstanding:
Basic	44.8	44.1	44.7	44.0
Diluted	47.3	44.4	46.9	44.3

See accompanying notes to consolidated financial statements.

4	United Therapeutics

Part I. Financial Information
Consolidated Statements of Comprehensive Income
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)
Net income	$172.6	$107.1	$200.9	$244.8
Other comprehensive income:
Defined benefit pension plan:
Actuarial gain arising during period, net of tax	—	—	0.2	0.2
Amortization of prior service cost included in net periodic pension cost, net of tax	0.2	0.3	0.3	0.6
Total defined benefit pension plan, net of tax	0.2	0.3	0.5	0.8
Unrealized (loss) gain on available-for-sale securities, net of tax	(2.0)	1.1	(4.9)	11.3
Other comprehensive (loss) income, net of tax	(1.8)	1.4	(4.4)	12.1
Comprehensive income	$170.8	$108.5	$196.5	$256.9

See accompanying notes to consolidated financial statements.

Quarterly Report	5

Part I. Financial Information
Consolidated Statements of Stockholders’ Equity
(In millions)

	Three Months Ended June 30, 2021
	(Unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Stockholders’ Equity
	Shares	Amount
Balance, April 1, 2021	71.4	$0.7	$2,173.2	$(16.8)	$(2,579.2)	$3,867.5	$3,445.4
Net income	—	—	—	—	—	172.6	172.6
Unrealized losses on available-for-sale securities	—	—	—	(2.0)	—	—	(2.0)
Defined benefit pension plan	—	—	—	0.2	—	—	0.2
Restricted stock units (RSUs) withheld for taxes	—	—	(0.2)	—	—	—	(0.2)
Exercise of stock options	0.1	—	10.8	—	—	—	10.8
Share-based compensation	—	—	12.7	—	—	—	12.7
Balance, June 30, 2021	71.5	$0.7	$2,196.5	$(18.6)	$(2,579.2)	$4,040.1	$3,639.5

	Three Months Ended June 30, 2020
	(Unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Stockholders’ Equity
	Shares	Amount
Balance, April 1, 2020	70.6	$0.7	$2,068.4	$(3.5)	$(2,579.2)	$3,462.1	$2,948.5
Net income	—	—	—	—	—	107.1	107.1
Unrealized gains on available-for-sale securities	—	—	—	1.1	—	—	1.1
Defined benefit pension plan	—	—	—	0.3	—	—	0.3
RSUs withheld for taxes	—	—	(0.1)	—	—	—	(0.1)
Exercise of stock options	0.4	—	21.7	—	—	—	21.7
Share-based compensation	—	—	15.1	—	—	—	15.1
Balance, June 30, 2020	71.0	$0.7	$2,105.1	$(2.1)	$(2,579.2)	$3,569.2	$3,093.7

6	United Therapeutics

Part I. Financial Information

	Six Months Ended June 30, 2021
	(Unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2021	71.1	$0.7	$2,148.7	$(14.2)	$(2,579.2)	$3,839.2	$3,395.2
Net income	—	—	—	—	—	200.9	200.9
Unrealized losses on available-for-sale securities	—	—	—	(4.9)	—	—	(4.9)
Defined benefit pension plan	—	—	—	0.5	—	—	0.5
Shares issued under employee stock purchase plan	0.1	—	2.8	—	—	—	2.8
Restricted stock units withheld for taxes	—	—	(10.4)	—	—	—	(10.4)
Common stock issued for RSUs vested	0.1	—	—	—	—	—	—
Exercise of stock options	0.2	—	28.3	—	—	—	28.3
Share-based compensation	—	—	27.1	—	—	—	27.1
Balance, June 30, 2021	71.5	$0.7	$2,196.5	$(18.6)	$(2,579.2)	$4,040.1	$3,639.5

	Six Months Ended June 30, 2020
	(Unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2020	70.5	$0.7	$2,047.9	$(14.2)	$(2,579.2)	$3,325.2	$2,780.4
Net income	—	—	—	—	—	244.8	244.8
Unrealized gains on available-for-sale securities	—	—	—	11.3	—	—	11.3
Defined benefit pension plan	—	—	—	0.8	—	—	0.8
Shares issued under employee stock purchase plan	—	—	2.5	—	—	—	2.5
Restricted stock units withheld for taxes	—	—	(3.5)	—	—	—	(3.5)
Common stock issued for RSUs vested	0.1	—	—	—	—	—	—
Exercise of stock options	0.4	—	22.4	—	—	—	22.4
Share-based compensation	—	—	35.8	—	—	—	35.8
Cumulative effect of accounting change	—	—	—	—	—	(0.8)	(0.8)
Balance, June 30, 2020	71.0	$0.7	$2,105.1	$(2.1)	$(2,579.2)	$3,569.2	$3,093.7
See accompanying notes to consolidated financial statements.

Quarterly Report	7

Part I. Financial Information
Consolidated Statements of Cash Flows
(In millions)

	Six Months Ended June 30,
	2021	2020
	(Unaudited)
Cash flows from operating activities:
Net income	$200.9	$244.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24.9	25.0
Share-based compensation expense	69.2	82.6
Impairments of investments in privately-held companies	2.3	5.6
Intangible asset impairment charges	113.4	—
Impairments of property, plant, and equipment	17.0	—
Realized gain on sale of equity securities	(91.9)	(2.3)
Other	(3.0)	(12.8)
Changes in operating assets and liabilities:
Accounts receivable	(16.1)	(20.6)
Inventories	0.8	10.6
Accounts payable and accrued expenses	2.2	2.6
Other assets and liabilities	(81.7)	43.1
Net cash provided by operating activities	238.0	378.6
Cash flows from investing activities:
Purchases of property, plant, and equipment	(26.9)	(31.2)
Deposits	(7.8)	—
Purchases of available-for-sale investments	(869.4)	(1,094.3)
Maturities of available-for-sale investments	694.9	649.4
Sales of available-for-sale investments	45.1	58.9
Sales of investments in equity securities	108.9	14.2
Net cash used in investing activities	(55.2)	(403.0)
Cash flows from financing activities:
Repayment of line of credit	—	(50.0)
Proceeds from the exercise of stock options	28.3	22.4
Proceeds from the issuance of stock under employee stock purchase plan	2.8	2.5
Restricted stock units withheld for taxes	(10.4)	(3.5)
Net cash provided by (used in) financing activities	20.7	(28.6)
Net increase (decrease) in cash and cash equivalents	$203.5	$(53.0)
Cash and cash equivalents, beginning of period	738.7	738.4
Cash and cash equivalents, end of period	$942.2	$685.4
Supplemental cash flow information:
Cash paid for interest	$8.1	$12.4
Cash paid for income taxes	$85.4	$44.0
Non-cash investing and financing activities:
Non-cash additions to property, plant, and equipment	$3.3	$6.9

See accompanying notes to consolidated financial statements.

8	United Therapeutics

Part I. Financial Information
Notes to Consolidated Financial Statements
June 30, 2021 (Unaudited)
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
2. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all of the information required by U.S. generally accepted accounting principles (GAAP) for complete financial statements. Certain prior year amounts have been reclassified to conform to the current year presentation. In the operating activities section of our consolidated statements of cash flows, we reclassified a portion of the prior period amount within other assets and liabilities to the line items realized gain on sale of equity securities and other to conform with the current period presentation. In the investing activities section of our consolidated statements of cash flows, we reclassified the prior period amount within sales/maturities of available-for-sale investments to the line items maturities of available-for-sale investments and sales of available-for-sale investments to conform with the current period presentation. These consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the accompanying notes to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on February 24, 2021.
In our management’s opinion, the accompanying consolidated financial statements contain all adjustments, including normal, recurring adjustments, necessary to fairly present our financial position as of June 30, 2021 and December 31, 2020, our statements of operations, comprehensive income, and stockholders’ equity for the three- and six-month periods ended June 30, 2021 and 2020, and our statements of cash flows for the six-month periods ended June 30, 2021 and 2020. Interim results are not necessarily indicative of results for an entire year.
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

Quarterly Report	9

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
3. Investments
Marketable Investments
Available-for-Sale Debt Securities
Available-for-sale debt securities are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive loss in stockholders’ equity, until realized. Available-for-sale debt securities consisted of the following (in millions):

As of June 30, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency securities	$1,901.2	$5.5	$(0.7)	$1,906.0
Corporate debt securities	378.0	1.9	(0.2)	379.7
Total	$2,279.2	$7.4	$(0.9)	$2,285.7

Reported under the following captions on our consolidated balance sheets:
Current marketable investments	$960.3
Non-current marketable investments	1,325.4
Total	$2,285.7

As of December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency securities	$1,902.4	$9.8	$(0.1)	$1,912.1
Corporate debt securities	331.2	3.2	—	334.4
Total	$2,233.6	$13.0	$(0.1)	$2,246.5

Reported under the following captions on our consolidated balance sheets:
Cash and cash equivalents	$79.0
Current marketable investments	1,017.9
Non-current marketable investments	1,149.6
Total	$2,246.5

10	United Therapeutics

Part I. Financial Information
The following table summarizes the contractual maturities of available-for-sale debt securities (in millions). Actual maturities may differ from contractual maturities because the issuers of certain of these debt securities have the right to call the securities or prepay their obligations under the securities with or without penalties.

	As of June 30, 2021
	Amortized Cost	Fair Value
Due within one year	$956.5	$960.3
Due in one to three years	1,322.7	1,325.4
Total	$2,279.2	$2,285.7
Investments in Equity Securities with Readily Determinable Fair Values
We held investments in equity securities with readily determinable fair values of $65.0 million and $78.4 million as of June 30, 2021 and December 31, 2020, respectively, which are included in current marketable investments on our consolidated balance sheets. Changes in the fair value of publicly traded equity securities are recorded on our consolidated statements of operations within other (expense) income, net. Refer to Note 4—Fair Value Measurements.
During the first quarter of 2021, we sold our investment in a publicly-traded company. We received $108.9 million in cash from the sale of the investment and realized a gain of $91.9 million. The gain was recorded within other (expense) income, net on our consolidated statements of operations for the six months ended June 30, 2021.
Investments in Privately-Held Companies
As of June 30, 2021 and December 31, 2020, we maintained non-controlling equity investments in privately-held companies of $83.8 million and $84.8 million, respectively, in the aggregate. We measure these investments using the measurement alternative because the fair values of these investments are not readily determinable. Under this alternative, the investments are measured at cost, less any impairment, and adjusted for any observable price changes. We include our investments in privately-held companies within other non-current assets on our consolidated balance sheets. These investments are subject to a periodic impairment review and, if impaired, the investment is measured and recorded at fair value in accordance with ASC 820, Fair Value Measurements.
During the second quarter of 2021, we observed an indicator of impairment for our investment in two of these companies. We evaluated these investments for impairment and recognized impairment charges of $2.3 million in the aggregate. These impairment charges were recorded within impairments of investments in privately-held companies on our consolidated statements of operations.
During the first quarter of 2020, one of these companies raised additional capital by issuing equity securities similar to the security that we hold at an increased valuation, which resulted in an increase of $22.5 million in the value of our investment. The gain was recorded within other (expense) income, net on our consolidated statements of operations for the six months ended June 30, 2020.
During the first quarter of 2020, we observed an indicator of impairment for our investments in two of these companies. We evaluated these investments for impairment and recognized impairment charges of $5.6 million. These impairment charges were recorded within impairments of investments in privately-held companies on our consolidated statements of operations for the six months ended June 30, 2020.
Variable Interest Entity
Unconsolidated Variable Interest Entity
In November 2019, we entered into a supply agreement with an affiliate of DEKA Research & Development Corporation (DEKA) to manufacture and supply the Remunity® Pump to us. Under the terms of the supply agreement, we will reimburse all of the affiliate’s costs to manufacture and supply the Remunity Pump. We determined that the affiliate is a variable interest entity as we are currently the only customer of the affiliate and the affiliate currently relies on our reimbursement of its costs to sustain its operations. We have determined we are not the primary beneficiary of the affiliate as we do not have the power to direct or control its significant activities related to the manufacturing of medical devices. Accordingly, we have not consolidated the affiliate’s results of operations and financial position with ours. As of June 30, 2021 and December 31, 2020, our consolidated balance sheets included $12.2 million and $11.7 million of assets, respectively, related to the supply agreement. As of June 30, 2021 and December 31, 2020, our consolidated balance sheets included a $1.8 million and $24.0 million liability, respectively, for our obligation to reimburse costs related to the supply agreement. While the terms of the supply agreement expose us to various future risks of loss given our responsibility to reimburse all costs incurred by the affiliate to manufacture and supply the Remunity Pump, we believe that our maximum exposure to loss as of June 30, 2021 as a result of our involvement with the affiliate is $12.2 million, the amount of assets related to the supply agreement noted above.

Quarterly Report	11

Part I. Financial Information
4. Fair Value Measurements
We account for certain assets and liabilities at fair value and classify these assets and liabilities within the fair value hierarchy (Level 1, Level 2, or Level 3). Our other current assets and other current liabilities have fair values that approximate their carrying values.
Assets and liabilities subject to fair value measurements are as follows (in millions):

	As of June 30, 2021
	Level 1	Level 2	Level 3	Balance
Assets
Money market funds(1)	$503.2	$—	$—	$503.2
Time deposits(1)	88.1	—	—	88.1
U.S. government and agency securities(2)	—	1,906.0	—	1,906.0
Corporate debt securities(2)	—	379.7	—	379.7
Equity securities(3)	65.0	—	—	65.0
Contingent consideration(4)	—	—	5.2	5.2
Total assets	$656.3	$2,285.7	$5.2	$2,947.2
Liabilities
Contingent consideration(5)	—	—	15.1	15.1
Total liabilities	$—	$—	$15.1	$15.1

	As of December 31, 2020
	Level 1	Level 2	Level 3	Balance
Assets
Money market funds(1)	$323.1	$—	$—	$323.1
U.S. government and agency securities(2)	—	1,912.1	—	1,912.1
Corporate debt securities(2)	—	334.4	—	334.4
Equity securities(3)	78.4	—	—	78.4
Contingent consideration(4)	—	—	4.1	4.1
Total assets	$401.5	$2,246.5	$4.1	$2,652.1
Liabilities
Contingent consideration(5)	—	—	17.1	17.1
Total liabilities	$—	$—	$17.1	$17.1
(1)Included in cash and cash equivalents on our consolidated balance sheets.
(2)Included in cash and cash equivalents and current and non-current marketable investments on our consolidated balance sheets. Refer to Note 3—Investments—Marketable Investments—Available-for-Sale Debt Securities for further information. The fair value of these securities is principally measured or corroborated by trade data for identical securities for which related trading activity is not sufficiently frequent to be considered a Level 1 input or comparable securities that are more actively traded.
(3)Included in current marketable investments on our consolidated balance sheets. The fair value of these securities is based on quoted market prices for identical instruments in active markets. During the three and six months ended June 30, 2021, we recognized $1.3 million of net unrealized losses and $95.5 million of net unrealized and realized gains, respectively, on these securities. During the three and six months ended June 30, 2020, we recognized $8.9 million and $15.0 million of net unrealized and realized losses on these securities. We recorded these gains and losses on our consolidated statements of operations within other (expense) income, net. Refer to Note 3—Investments—Marketable Investments—Investments in Equity Securities with Readily Determinable Fair Values.
(4)Included in other current and other non-current assets on our consolidated balance sheets. We estimated the fair value of contingent consideration using a Monte Carlo simulation. The Monte Carlo simulation incorporates Level 3 inputs including price volatility of peer company stocks and the probability of completing certain milestones during a specified period of time. The fair value of our contingent consideration assets increased by $1.1 million from December 31, 2020 to June 30, 2021. The gain was recorded within other (expense) income, net on our consolidated statements of operations.
(5)Included in non-current liabilities on our consolidated balance sheets. The fair value of our contingent consideration obligations has been estimated using probability-weighted discounted cash flow models (DCFs). The DCFs incorporate Level 3 inputs including estimated discount rates that we believe market participants would consider relevant in pricing and the projected timing and amount of cash flows, which are estimated and developed, in part, based on the requirements specific to each acquisition agreement. The change in the fair value of our contingent consideration obligations for the six months ended June 30, 2021 was the result of our decision in January 2021 to discontinue our research and development efforts related to biomechanical lungs. As a result of the decision, we de-recognized $2.0 million of a related contingent consideration liability during the first quarter of 2021. The gain was recorded within research and development on our consolidated statements of operations.

12	United Therapeutics

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
5. Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value and consist of the following, net of reserves (in millions):

	June 30, 2021	December 31, 2020
Raw materials	$15.0	$18.4
Work-in-progress	30.1	29.5
Finished goods	44.8	38.6
Total inventories	$89.9	$86.5
6. Goodwill and Other Intangible Assets
Goodwill and other intangible assets comprise the following (in millions):

	As of June 30, 2021			As of December 31, 2020
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill	$28.0	$—	$28.0	$28.0	$—	$28.0
Other intangible assets:
Technology, patents, and trade names	6.7	(5.5)	1.2	6.7	(5.5)	1.2
In-process research and development(1) (2)	15.5	—	15.5	128.9	—	128.9
Total	$50.2	$(5.5)	$44.7	$163.6	$(5.5)	$158.1
(1)In March 2021, we decided to discontinue the U.S. development of Trevyent®, due to written comments provided by the FDA in February 2021. The FDA provided these written comments following a meeting between us and the FDA to discuss our planned resubmission of our new drug application (NDA) for Trevyent in light of a Complete Response Letter issued by the FDA in April 2020. We determined this to be a potential indicator of impairment of our in-process research and development (IPR&D) asset related to Trevyent, which had a carrying value of $107.3 million as of December 31, 2020. Based on our decision to discontinue the U.S. development of Trevyent, we fully impaired the IPR&D asset related to Trevyent during the first quarter of 2021. The $107.3 million impairment charge was recorded within research and development on our consolidated statements of operations.
(2)In January 2021, we decided to discontinue our research and development efforts related to biomechanical lungs. As a result of the decision, we fully impaired the IPR&D asset related to these efforts, which had a carrying value of $6.1 million, during the first quarter of 2021. The impairment charge was recorded within research and development on our consolidated statements of operations.

Quarterly Report	13

Part I. Financial Information
7. Property, Plant, and Equipment
Property, plant, and equipment (PP&E) consists of the following (in millions):

	June 30, 2021	December 31, 2020
Land and land improvements	$77.0	$74.9
Buildings, building improvements, and leasehold improvements	603.0	593.6
Buildings under construction	53.0	47.4
Furniture, equipment, and vehicles	310.0	325.0
Subtotal	1,043.0	1,040.9
Less—accumulated depreciation	(327.3)	(309.3)
Property, plant, and equipment, net	$715.7	$731.6
In 2019, we completed construction of a new cell culture and purification facility. During the first quarter of 2021, we decided to repurpose this facility to produce autologous cells that we intend to use to cellularize lung scaffolds for clinical studies. The decision to repurpose this facility was an indicator of impairment of the facility which we evaluated during the first quarter of 2021. Based on our impairment assessment, we recorded an $11.6 million impairment charge on the net book value of this facility during the first quarter of 2021. During the first quarter of 2021, we recorded $17.0 million of PP&E impairment charges in the aggregate, of which $15.5 million was recorded within research and development on our consolidated statements of operations and $1.5 million was recorded within selling, general, and administrative on our consolidated statements of operations.
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
At our option, amounts borrowed under the Credit Agreement bear interest at either the LIBOR rate or a fluctuating base rate, in each case, plus an applicable margin determined on a quarterly basis based on our consolidated ratio of total indebtedness to EBITDA (as calculated in accordance with the Credit Agreement). To date, we have elected to calculate interest on the outstanding balance at LIBOR plus an applicable margin. As of June 30, 2021 and December 31, 2020, our outstanding aggregate principal balance under the Credit Agreement was $800.0 million, all of which was classified as a non-current liability because we do not intend to repay any portion of this amount within one year.
The Credit Agreement contains customary events of default and customary affirmative and negative covenants. As of June 30, 2021, we were in compliance with these covenants. Lung Biotechnology PBC is our only subsidiary that guarantees our obligations under the Credit Agreement though, from time to time, one or more of our other subsidiaries may be required to guarantee our obligations.
In connection with the Credit Agreement, we capitalized debt issuance costs, which are being amortized to interest expense over the contractual term of the Credit Agreement. As of June 30, 2021, $2.4 million was recorded in other current assets and $8.1 million in other non-current assets on our consolidated balance sheets.
The interest expense reported on our consolidated statements of operations for the three and six months ended June 30, 2021 and 2020, related to our borrowings under the Credit Agreement.
9. Share-Based Compensation
As of June 30, 2021, we have two shareholder-approved equity incentive plans: the United Therapeutics Corporation Amended and Restated Equity Incentive Plan (the 1999 Plan) and the United Therapeutics Corporation Amended and Restated 2015 Stock Incentive Plan (the 2015 Plan). The 2015 Plan provides for the issuance of up to 11,000,000 shares of our common stock pursuant to awards granted under the 2015 Plan, which includes the 1,000,000 shares added pursuant to an amendment and restatement of the 2015 Plan approved by our shareholders in June 2021. No further awards will be granted under the 1999 Plan. We also have one equity incentive plan, the United Therapeutics Corporation 2019 Inducement Stock Incentive Plan (the 2019 Inducement Plan), that has not been approved by our shareholders, as permitted by the Nasdaq Stock Market rules. The 2019 Inducement Plan was approved by our Board of Directors in February 2019 and provides for the issuance of up to 99,000 shares of our common stock under awards granted to newly-hired employees. Currently, we grant equity-based awards to employees and

14	United Therapeutics

Part I. Financial Information
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
The following table reflects the components of share-based compensation expense recognized in our consolidated statements of operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock options	$5.7	$9.2	$14.0	$25.6
Restricted stock units	6.5	5.5	12.2	9.5
STAP awards	16.4	36.7	42.1	46.8
Employee stock purchase plan	0.5	0.4	0.9	0.7
Total share-based compensation expense before tax	$29.1	$51.8	$69.2	$82.6
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
The following weighted average assumptions were used in estimating the fair value of stock options granted to employees during the six months ended June 30, 2021 and 2020:

	June 30, 2021	June 30, 2020
Expected term of awards (in years)	6.0	5.6
Expected volatility	32.7%	33.4%
Risk-free interest rate	1.1%	0.5%
Expected dividend yield	—%	—%
A summary of the activity and status of stock options under our equity incentive plans during the six-month period ended June 30, 2021 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2021	7,680,194	$126.27
Granted	14,603	164.10
Exercised	(213,439)	132.38
Forfeited/canceled	(333)	146.03
Outstanding at June 30, 2021	7,481,025	$126.17	5.1	$398.3
Exercisable at June 30, 2021	5,762,448	$125.60	4.9	$310.1
Unvested at June 30, 2021	1,718,577	$128.07	5.8	$88.2
The weighted average fair value of a stock option granted during each of the six-month periods ended June 30, 2021 and June 30, 2020, was $54.63 and $35.53, respectively. These stock options have an aggregate grant date fair value of $0.8 million and $2.1 million, respectively. The total grant date fair value of stock options that vested during the six-month periods ended June 30, 2021 and June 30, 2020 was $49.7 million and $72.7 million, respectively.

Quarterly Report	15

Part I. Financial Information
Total share-based compensation expense related to stock options is recorded as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of product sales	$—	$0.1	$0.1	$0.3
Research and development	0.2	0.4	0.4	1.3
Selling, general, and administrative	5.5	8.7	13.5	24.0
Share-based compensation expense before taxes	5.7	9.2	14.0	25.6
Related income tax (benefit) expense	(0.2)	1.4	(0.5)	(2.3)
Share-based compensation expense, net of taxes	$5.5	$10.6	$13.5	$23.3
As of June 30, 2021, unrecognized compensation cost related to stock options was $35.4 million. Unvested outstanding stock options as of June 30, 2021 had a weighted average remaining vesting period of 1.7 years.
Stock option exercise data is summarized below (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Number of options exercised	80,650	333,049	213,439	346,549
Cash received	$10.8	$21.7	$28.3	$22.4
Total intrinsic value of options exercised	$4.7	$18.1	$9.4	$18.7
Restricted Stock Units
Each restricted stock unit entitles the recipient to one share of our common stock upon vesting. We measure the fair value of restricted stock units using the stock price on the date of grant. Share-based compensation expense for restricted stock units is recorded ratably over their vesting period. A summary of the activity with respect to, and status of, restricted stock units during the six-month period ended June 30, 2021 is presented below:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at January 1, 2021	440,528	$102.40
Granted	171,698	164.26
Vested	(203,333)	106.28
Forfeited/canceled	(14,482)	117.49
Unvested at June 30, 2021	394,411	$126.77
Total share-based compensation expense related to restricted stock units is recorded as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of product sales	$0.5	$0.4	$1.0	$0.7
Research and development	2.2	2.1	4.0	3.5
Selling, general, and administrative	3.8	3.0	7.2	5.3
Share-based compensation expense before taxes	6.5	5.5	12.2	9.5
Related income tax benefit	(1.6)	(1.3)	(2.9)	(2.2)
Share-based compensation expense, net of taxes	$4.9	$4.2	$9.3	$7.3
As of June 30, 2021, unrecognized compensation cost related to the grant of restricted stock units was $42.6 million. Unvested outstanding restricted stock units as of June 30, 2021 had a weighted average remaining vesting period of 2.2 years.

16	United Therapeutics

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
The aggregate STAP liability balance was $96.8 million at June 30, 2021 and December 31, 2020, all of which was classified as a current liability on our consolidated balance sheets.
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
The fair value of the STAP awards is measured at the end of each financial reporting period because the awards are settled in cash.
The table below includes the weighted average assumptions used to measure the fair value of the outstanding STAP awards:

	June 30, 2021	June 30, 2020
Expected term of awards (in years)	1.4	1.9
Expected volatility	31.2%	32.1%
Risk-free interest rate	0.2%	0.2%
Expected dividend yield	—%	—%
The closing price of our common stock was $179.41 and $121.00 on June 30, 2021 and June 30, 2020, respectively. The closing price of our common stock was $151.79 on December 31, 2020.
A summary of the activity and status of STAP awards during the six-month period ended June 30, 2021 is presented below:

	Number of Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2021	2,121,860	$118.48
Granted	—	—
Exercised	(687,372)	122.70
Forfeited/canceled	(562)	145.30
Outstanding at June 30, 2021	1,433,926	$116.45	2.9	$90.3
Exercisable at June 30, 2021	1,423,926	$116.90	2.9	$89.0
Unvested at June 30, 2021	10,000	$52.57	1.4	$1.3
Share-based compensation expense recognized in connection with STAP awards is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of product sales	$0.8	$1.5	$1.9	$2.2
Research and development	2.3	8.7	6.6	10.9
Selling, general, and administrative	13.3	26.5	33.6	33.7
Share-based compensation expense before taxes	16.4	36.7	42.1	46.8
Related income tax benefit	(2.6)	(6.8)	(7.5)	(9.1)
Share-based compensation expense, net of taxes	$13.8	$29.9	$34.6	$37.7
Cash paid to settle STAP exercises during the six-month periods ended June 30, 2021 and June 30, 2020 was $42.2 million and $10.8 million, respectively.

Quarterly Report	17

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
The components of basic and diluted earnings per common share comprised the following (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net income	$172.6	$107.1	$200.9	$244.8
Denominator:
Weighted average outstanding shares — basic	44.8	44.1	44.7	44.0
Effect of dilutive securities(1):
Stock options, restricted stock units, and employee stock purchase plan	2.5	0.3	2.2	0.3
Weighted average shares — diluted(2)	47.3	44.4	46.9	44.3
Net income per common share:
Basic	$3.85	$2.43	$4.49	$5.56
Diluted	$3.65	$2.41	$4.28	$5.53

Stock options and restricted stock units excluded from calculation(2)	—	7.2	0.1	7.4
(1)Calculated using the treasury stock method.
(2)The common shares underlying certain stock options and restricted stock units have been excluded from the computation of diluted earnings per share because their impact would be anti-dilutive for the six-month period ended June 30, 2021 and for the three- and six-month periods ended June 30, 2020.
11. Income Taxes
Our effective income tax rate (ETR) for the six months ended June 30, 2021 and 2020 was 19 percent and 20 percent, respectively. Our ETR for the six months ended June 30, 2021 decreased compared to the ETR for the six months ended June 30, 2020 primarily due to a decrease in valuation allowance, partially offset by an increase in state tax expense.
We record interest and penalties related to uncertain tax positions as a component of income tax expense. As of June 30, 2021 and December 31, 2020, our total liability for unrecognized tax benefits, including related interest, was approximately $5.2 million and $4.9 million, respectively. The total amount of unrecognized tax benefits relating to our tax positions is subject to change based on future events and it is reasonably possible that the balance could change significantly over the next 12 months. Given the uncertainty of future events, we are unable to reasonably estimate the range of possible adjustments to the balance of our unrecognized tax benefits.

18	United Therapeutics

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

	Three Months Ended June 30,
2021	Remodulin(1)	Tyvaso(1)	Orenitram	Unituxin	Adcirca	Total
Net product sales	$139.8	$153.8	$76.2	$53.1	$23.6	$446.5
Cost of product sales	8.4	9.7	3.8	5.0	10.3	37.2
Gross profit	$131.4	$144.1	$72.4	$48.1	$13.3	$409.3

2020
Net product sales	$119.0	$119.2	$75.4	$29.0	$19.4	$362.0
Cost of product sales	5.3	4.6	3.9	3.9	8.2	25.9
Gross profit	$113.7	$114.6	$71.5	$25.1	$11.2	$336.1

	Six Months Ended June 30,
2021	Remodulin(1)	Tyvaso(1)	Orenitram	Unituxin	Adcirca	Total
Net product sales	$270.0	$276.8	$148.6	$97.0	$33.2	$825.6
Cost of product sales	16.6	12.8	7.9	8.6	14.3	60.2
Gross profit	$253.4	$264.0	$140.7	$88.4	$18.9	$765.4

2020
Net product sales	$264.3	$222.1	$144.4	$55.6	$31.9	$718.3
Cost of product sales	11.3	9.7	8.6	6.2	13.5	49.3
Gross profit	$253.0	$212.4	$135.8	$49.4	$18.4	$669.0
(1) Net product sales and cost of product sales include sales of delivery devices for the respective product, including, with respect to Remodulin, the Remunity Pump.
Geographic revenues are determined based on the country in which our customers (distributors) are located. Total revenues from external customers by geographic area are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
United States	$411.7	$350.8	$766.0	$677.5
Rest-of-World	34.8	11.2	59.6	40.8
Total	$446.5	$362.0	$825.6	$718.3
We recorded revenue from three distributors in the United States that exceeded 10 percent of total revenues. Revenue from these three distributors as a percentage of total revenues is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Distributor 1	48%	55%	50%	55%
Distributor 2	29%	29%	27%	27%
Distributor 3	11%	8%	11%	8%

Quarterly Report	19

Part I. Financial Information
13. Litigation
Sandoz Antitrust Litigation
On April 16, 2019, Sandoz Inc. (Sandoz) and its marketing partner RareGen, LLC (now known as Liquidia PAH, LLC, a subsidiary of Liquidia Corporation) (RareGen), filed a complaint in the U.S. District Court for the District of New Jersey against us and Smiths Medical ASD, Inc. (Smiths Medical), alleging that we and Smiths Medical engaged in anticompetitive conduct in connection with plaintiffs’ efforts to launch their generic version of Remodulin. In particular, the complaint alleges that we and Smiths Medical unlawfully impeded competition by entering into an agreement to produce CADD-MS®3 cartridges specifically for the delivery of subcutaneous Remodulin, without making these cartridges available for the delivery of Sandoz’s generic version of Remodulin. The parties completed expedited discovery in anticipation of a motion filed by the plaintiffs on October 4, 2019, seeking preliminary injunctive relief. We and Smiths Medical filed a motion to dismiss the complaint, and we filed our opposition to plaintiffs’ motion for a preliminary injunction on October 25, 2019. On January 29, 2020, the Court issued a decision denying the request for preliminary injunction sought by Sandoz and RareGen. According to the Court, “[Sandoz and RareGen] have not met their burden of demonstrating a reasonable probability of eventual success in the litigation.” The Court also denied our and Smiths Medical’s motion to dismiss the entire action. Plaintiffs declined to appeal the Court’s denial of their motion for preliminary injunction. On March 30, 2020, the plaintiffs filed an amended complaint to add a count alleging that we breached our earlier patent settlement agreement with Sandoz by refusing to grant Sandoz access to cartridges. The parties have substantially completed fact discovery and are currently engaging in expert discovery, and we do not anticipate a trial before mid-2022 at the earliest.
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
We believe plaintiffs’ claims to be meritless and intend to vigorously defend the litigation. However, due to the uncertainty inherent in any litigation, we cannot guarantee that an adverse outcome will not result. Any litigation of this nature could involve substantial cost, and an adverse outcome could result in substantial monetary damages and/or injunctive relief adverse to our business. We currently are not able to reasonably estimate a range of potential losses due to the early stage of the litigation and the inherent unpredictability of any outcome at trial.
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
In January 2020, Liquidia submitted an NDA to the FDA for approval of LIQ861, a dry powder inhalation formulation of treprostinil. This NDA was submitted under the 505(b)(2) regulatory pathway with Tyvaso as the reference listed drug. On November 25, 2020, Liquidia issued a press release stating that the FDA issued a complete response letter for its NDA, identifying “the need for additional information and clarification on chemistry, manufacturing and controls (CMC) data pertaining to the drug product and device biocompatibility.” According to Liquidia, it does not anticipate the complete response letter will affect its projected launch timing of LIQ861 in the second half of 2022. Liquidia announced on May 10, 2021, and June 2, 2021, respectively, that it had resubmitted its NDA in response to the complete response letter and that the FDA had accepted that resubmitted NDA.
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

20	United Therapeutics

Part I. Financial Information
an answer to our complaint that included counterclaims alleging, among other things, that the patents at issue in the litigation are not valid and will not be infringed by the commercial manufacture, use or sale of LIQ861.
On July 21, 2020, the USPTO issued a new patent to us related to Tyvaso. The new patent, U.S. Patent No. 10,716,793 (the ’793 patent), expires May 14, 2027, and is listed in the Orange Book for Tyvaso. On July 22, 2020, we filed an amended complaint against Liquidia to include a claim for infringement of the ’793 patent. The ’793 patent relates to a method of administering treprostinil via inhalation and includes claims covering the dosing regimen used to administer Tyvaso. On August 5, 2020, Liquidia filed an answer to our amended complaint that repeated its defenses and counterclaims and added new defenses and counterclaims related to the ’793 patent. On August 26, 2020, we filed a motion to dismiss Liquidia’s invalidity defenses with respect to the ’793 patent based on assignor estoppel. The Court denied our motion, finding that it is too early in the case to conclusively resolve the issue given the fact-intensive inquiry that is necessary. We can continue to assert an assignor estoppel defense and raise it for resolution later in the case, whether at trial or in a dispositive pre-trial motion. On June 4, 2021, we filed a motion to file an amended complaint adding trade secret misappropriation claims against Liquidia and a former Liquidia employee. The motion has been briefed, and we are awaiting the Court’s decision on whether it will permit those claims to move forward as part of this case. The case is set for trial commencing on March 28, 2022.
On January 7, 2021, Liquidia filed another petition for IPR with the PTAB. In its petition, Liquidia seeks to invalidate the ’793 patent. In May 2021, we filed a preliminary response to the petition. The PTAB has three months from receipt of our preliminary response to decide whether to institute the IPR. If the PTAB institutes review, we expect that the PTAB will issue a final written decision regarding the ’793 patent around July 2022. Any appeals of the PTAB’s final written decision would delay any final outcome.
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
Patent Litigation with ANI Pharmaceuticals, Inc.
In February 2021, we received a Paragraph IV certification notice letter from ANI Pharmaceuticals, Inc. (ANI) indicating that ANI has submitted an abbreviated new drug application (ANDA) to the FDA to market a generic version of Orenitram before the expiration of the following patents:

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

Quarterly Report	21

Part I. Financial Information
U.S. District Court of a final judgment that is adverse to us on all patents that form the basis of the stay, whichever occurs first. The Court has set a schedule for the case with trial set to start on May 8, 2023.
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
340B Program Litigation
We participate in the Public Health Service’s 340B drug pricing program (the 340B program), through which we sell our products at discounted prices to covered entities, including pharmacies that have contracts with such covered entities (340B contract pharmacies). Increasing use of 340B contract pharmacies, coupled with a lack of oversight and transparency, has resulted in increased risks of 340B statutory violations related to the diversion of 340B-purchased drugs to individuals who are not patients of the 340B covered entity, and to prohibited “duplicate discounts” when 340B-purchased drugs are also billed to Medicaid. On November 13, 2020, we notified the U.S. Health Resources and Services Administration (HRSA) that we would begin implementing narrowly-tailored 340B contract pharmacy policies with the goal of stemming abuses of the 340B program without upsetting the status quo or creating hardship for covered entities or their patients. At around the same time, a number of other manufacturers also announced their own policies aimed at stemming 340B program abuses.
On December 30, 2020, the U.S. Department of Health and Human Services (HHS) General Counsel issued a non-binding Advisory Opinion (the Advisory Opinion) concluding that, among other things, pharmaceutical manufacturers are obligated to sell their drugs at the 340B discounted price to an unlimited number of 340B contract pharmacies. On May 17, 2021, HRSA sent a letter to us stating that our 340B contract pharmacy policies violated the 340B statute. HRSA also sent materially similar letters to five other pharmaceutical manufacturers. We responded to that letter by clarifying our policies and requesting additional information from HRSA. To date, HRSA has not responded.
The federal government’s pronouncements regarding the use of 340B contract pharmacies have triggered a variety of litigation. In one of those cases, the court concluded that the Advisory Opinion was “legally flawed,” and in response HHS withdrew the Advisory Opinion. Notwithstanding the withdrawal of the Advisory Opinion, HRSA has made clear that it is not withdrawing its May 17, 2021 letter to us and the threat of enforcement action.
On June 23, 2021, we commenced litigation against HRSA and HHS in the U.S. District Court for the District of Columbia seeking to vindicate the lawfulness of our 340B program contract pharmacy policies. On July 16, 2021, we filed a combined motion for summary judgment and preliminary injunction, and we anticipate that this motion will be fully briefed by the end of August 2021. Litigation involving other manufacturers is also moving forward in parallel with our case and may influence the outcome in our case.
We intend to vigorously defend our 340B program contract pharmacy policies.
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

22	United Therapeutics

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
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report contain forward-looking statements made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934 (the Exchange Act) and the Private Securities Litigation Reform Act of 1995. These statements, which are based on our beliefs and expectations about future outcomes and on information available to us through the date this Quarterly Report on Form 10-Q is filed with the SEC, include, among others, statements related to the following:
•The potential impact of the COVID-19 pandemic on our business, results of operations, liquidity, and operations and our ability to mitigate this potential impact;
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
•The timing and outcome of clinical studies, other research and development efforts, and related regulatory filings and approvals, including our pending new drug application (NDA) for Tyvaso DPI;
•The outcome of pending and potential future legal and regulatory actions by the FDA and other regulatory and government enforcement agencies, and the anticipated duration of regulatory exclusivity for our products;
•The timing and outcome of ongoing litigation, including the lawsuit filed against us by Sandoz, Inc. (Sandoz) and Liquidia PAH, LLC (formerly known as RareGen, LLC) (RareGen); the lawsuit filed against us by MSP Recovery; our patent litigation with Liquidia Technologies, Inc. (Liquidia) related to its NDA for LIQ861, and with ANI Pharmaceuticals, Inc. (ANI) related to its abbreviated new drug application (ANDA) seeking FDA approval to market a generic version of Orenitram; and our litigation with the U.S. Department of Health and Human Services (HHS) and the U.S. Health Resource Services Administration (HRSA) related to the Public Health Service’s 340B drug pricing program (the 340B program);
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
•Our plans to seek shareholder approval of our conversion to a Delaware public benefit corporation and the expected benefits of a conversion;
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

Quarterly Report	23

Part I. Financial Information
Impact of COVID-19 on our Business
We are closely monitoring developments related to the COVID-19 pandemic and are making every effort to ensure we remain focused on the health and well-being of our patients and our employees while maintaining business continuity. It remains difficult to predict what impact this pandemic, and the associated economic impact, will ultimately have on our business. While we remain confident in our prospects over the longer term, there is considerable uncertainty and lack of visibility regarding our near-term revenue growth prospects and product development plans due to the evolving situation. Except as otherwise discussed in this Quarterly Report on Form 10-Q, there have been no material changes to the impact of COVID-19 on our business since the date of our 2020 Annual Report. Please see the discussion of the impact of COVID-19 on our business in our 2020 Annual Report.
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
•Unituxin, a monoclonal antibody approved in the United States, Canada, and Japan for the treatment of high-risk neuroblastoma.
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
Generic Competition and Challenges to our Intellectual Property Rights
We settled litigation with Sandoz related to its ANDA seeking FDA approval to market a generic version of Remodulin and in March 2019, Sandoz announced the availability of its generic product in the United States. We have also entered into similar settlement agreements with Teva Pharmaceuticals USA, Inc. (Teva), Par Sterile Products, LLC (Par), Dr. Reddy’s Laboratories, Inc. (Dr. Reddy’s), and Alembic Pharmaceuticals Ltd. (Alembic) permitting each of them to market a generic version of Remodulin in the United States. Teva received FDA approval for its ANDA in September 2019, and in October 2019 announced it had launched its generic version of Remodulin. The FDA has approved the ANDAs filed by Par, Dr. Reddy’s, and Alembic, and we understand Par has launched sales of generic treprostinil. To our knowledge neither Alembic nor Dr. Reddy’s has commenced sales of generic treprostinil. According to the FDA’s website, the ANDA filed by Dr. Reddy’s has been discontinued. Through

24	United Therapeutics

Part I. Financial Information
June 30, 2021, we have seen minimal erosion of Remodulin sales as a result of generic treprostinil competition in the United States. We are currently engaged in litigation with Sandoz and its marketing partner, RareGen, a subsidiary of Liquidia, related to the infusion devices used to deliver Remodulin subcutaneously. We understand that generic treprostinil was initially launched by Sandoz/RareGen for use only by intravenous administration. In May 2021, Liquidia announced that Sandoz’s generic treprostinil has been made available for subcutaneous use, following FDA clearance of a cartridge that can deliver the product via the Smiths Medical MS-3 pump. See Note 13—Litigation, to our consolidated financial statements included in this Quarterly Report on Form 10-Q. We do not expect these developments to have a significant impact on our Remodulin business, based on the relatively immaterial impact of generic treprostinil on our sales of Remodulin for intravenous administration.
Regulatory authorities in various European countries began approving generic versions of Remodulin in 2018, followed by pricing approvals and launches in most of these countries in 2019 and 2020. As a result, our international Remodulin revenues have come under increasing pressure, due to increased competition and a reduction in our contractual transfer price for Remodulin sold by certain international distributors for sales in countries in which the pricing of Remodulin is impacted by the generic competition. Our non-U.S. net product sales for Remodulin were $51.9 million and $37.8 million for the six months ended June 30, 2021 and 2020, respectively.
We also settled litigation with Watson Laboratories, Inc. (Watson) and Actavis Laboratories FL, Inc. (Actavis) related to their ANDAs seeking FDA approval to market generic versions of Tyvaso and Orenitram, respectively, before the expiration of certain of our U.S. patents. Under the settlement agreements, Watson and Actavis can market their generic versions of Tyvaso and Orenitram in the United States beginning in January 2026 and June 2027, respectively, although they may be permitted to enter the market earlier under certain circumstances. As a result of our settlements with Watson and Actavis, we expect to see generic competition for Tyvaso and Orenitram in the United States beginning as early as 2026 and 2027, respectively. Competition from these generic companies could reduce our net product sales and profits. We recently filed a patent infringement action against ANI based on its ANDA seeking FDA approval to market a generic version of Orenitram. The litigation is in its very early stages, with trial set for May 2023. If ANI is successful in the pending litigation, it could accelerate the launch of generic competition for Orenitram, which could reduce our net product sales and profits.
In January 2020, Liquidia submitted an NDA to the FDA for approval of LIQ861, a dry powder formulation of treprostinil for inhalation. This NDA was submitted under the 505(b)(2) regulatory pathway with Tyvaso as the reference listed drug. This product, if approved, would compete directly with Tyvaso and our other treprostinil-based products, and would also compete with Tyvaso DPI if it is approved. In March 2020, Liquidia filed petitions for inter partes review (IPR) seeking to invalidate two of our patents related to Remodulin, Tyvaso, and Orenitram. In October 2020, the PTAB instituted IPR proceedings with respect to one of these patents and declined to institute IPR proceedings with respect to the other. In April 2020, we received a Paragraph IV notification letter from Liquidia indicating that Liquidia’s NDA contains a certification alleging that LIQ861 will not infringe any of the patents currently listed in the Orange Book for Tyvaso because those patents are not valid, not enforceable, and/or will not be infringed by the commercial manufacture, use or sale of LIQ861. In June 2020, we filed a lawsuit against Liquidia for patent infringement. As a result, the FDA is automatically precluded from approving Liquidia’s NDA for up to 30 months or until the resolution of the litigation, whichever occurs first. We later added another patent to the case—U.S. Patent No. 10,716,793 (the ’793 patent), which is listed in the Orange Book for Tyvaso—alleging that LIQ861 will infringe that patent as well. In January 2021, Liquidia filed an IPR petition for the ’793 patent. On November 25, 2020, Liquidia issued a press release stating that the FDA issued a complete response letter for its NDA identifying “the need for additional information and clarification on chemistry, manufacturing and controls (CMC) data pertaining to the drug product and device biocompatibility.” Liquidia announced on May 10, 2021, and June 2, 2021, respectively, that it had resubmitted its NDA in response to the complete response letter and that the FDA had accepted that resubmitted NDA and targeted completing its review by November 2021. For further details, please see Note 13—Litigation, to our consolidated financial statements.
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

Quarterly Report	25

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
Cost of Product Sales
Our cost of product sales primarily includes costs to manufacture our products, royalty and milestone payments under license agreements granting us rights to sell related products, direct and indirect distribution costs incurred in the sale of our products, and the costs of inventory reserves for current and projected obsolescence. These costs also include share-based compensation and salary-related expenses for direct manufacturing and indirect support personnel, quality review and release for commercial distribution, direct materials and supplies, depreciation, facilities-related expenses, and other overhead costs.
Research and Development
Our research and development expenses primarily include costs associated with the research and development of products and post-marketing research commitments. These costs also include share-based compensation and salary-related expenses for research and development functions, professional fees for preclinical and clinical studies, costs associated with clinical manufacturing, facilities-related expenses, regulatory costs, and costs associated with payments to third-party contract manufacturers before FDA approval of the relevant product. Expenses also include costs for third-party arrangements, including upfront fees and milestone payments required under license arrangements for therapies under development. We have incurred, and expect to continue to incur, significant clinical trial-related expenses, driven by the expansion of our pipeline programs.
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
Share-Based Compensation
Historically, we granted stock options under our Amended and Restated Equity Incentive Plan (the 1999 Plan) and awards under our Share Tracking Awards Plans (STAP). Issuance of awards under these plans was discontinued in 2015. Currently, we grant stock options and restricted stock units under the United Therapeutics Corporation Amended and Restated 2015 Stock Incentive Plan (the 2015 Plan), and restricted stock units under our 2019 Inducement Stock Incentive Plan (the 2019 Inducement Plan). The grant date fair values of stock options and restricted stock units are recognized as share-based compensation expense ratably over their vesting periods.
We measure the fair value of STAP awards and stock options using inputs and assumptions under the Black-Scholes-Merton model. We measure the fair value of restricted stock units using our stock price on the date of grant. Although we no longer grant STAP awards, we still had approximately 1.4 million STAP awards outstanding as of June 30, 2021. We account for STAP awards as liabilities because they are settled in cash. As such, we must re-measure the fair value of STAP awards at the end of each financial reporting period until the awards are no longer outstanding. Changes in our STAP liability resulting from such re-measurements are recorded as adjustments to share-based compensation expense and can create volatility within our operating expenses from period to period. The following factors, among others, impact the amount of share-based compensation expense recognized in connection with STAP awards from period to period: (1) volatility in the price of our common stock (specifically, increases in the price of our common stock will generally result in an increase in our STAP liability and related compensation expense, while decreases in our stock price will generally result in a reduction in our STAP liability and related compensation expense); and (2) changes in the number of outstanding awards.
Research and Development
We focus most of our research and development efforts on the following pipeline programs. We also engage in a variety of additional research and development efforts, including technologies designed to increase the supply of transplantable organs and tissues and improve outcomes for transplant recipients through regenerative medicine, xenotransplantation, and ex-vivo lung perfusion. Please note that our expectations regarding our research and development programs are subject to the risks described above under Overview—Impact of COVID-19 on our Business, and below in Part II, Item 1A—Risk Factors—Risks Related to

26	United Therapeutics

Part I. Financial Information
our Products—We face risks and uncertainties related to the COVID-19 pandemic, which could significantly disrupt our operations and/or business for an unknown period of time.
Select Pipeline Programs

Product	Mode of Delivery	Indication	Current Status STUDY NAME	Our Territory
Tyvaso DPI™ (treprostinil)	Inhaled dry powder via pre-filled, single-use cartridges	PAH and PH-ILD	Phase 3 BREEZE and pivotal pharmacokinetic studies completed; NDA review under way, with FDA action anticipated October 2021	Worldwide
Tyvaso (treprostinil)	Inhaled	PH-COPD	Phase 3 PERFECT study	Worldwide
OreniPro™ (once-daily, oral treprostinil prodrug)	Oral	PAH	Phase 1	Worldwide
RemoPro™ (subcutaneous Remodulin prodrug)	Continuous subcutaneous	PAH	Phase 1	Worldwide
Tyvaso (treprostinil)	Inhaled	IPF	Phase 3 TETON study	Worldwide
Ralinepag (IP receptor agonist)	Oral	PAH	Phase 3 ADVANCE studies	Worldwide, subject to out-licenses granted in certain Asian territories
Aurora-GT™ (eNOS gene therapy)	Intravenous	PAH	SAPPHIRE study (registration phase in Canada)	United States
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
Tyvaso — INCREASE, PERFECT, and TETON studies
In February 2020, we reported the results of the INCREASE phase 3 registration study of Tyvaso in patients with WHO Group 3 pulmonary hypertension associated with interstitial lung disease (including idiopathic pulmonary fibrosis (IPF) and combined pulmonary fibrosis and emphysema) (PH-ILD). The study met its primary endpoint by demonstrating that treatment with Tyvaso improved six-minute walk distance (6MWD) by 21 meters versus placebo (p=0.0043) at week 16 when using a pre-specified worst-case imputation for missing data and Hodges-Lehmann estimate. Tyvaso increased 6MWD by 31 meters relative to placebo after 16 weeks of treatment (p<0.001) using the mixed model repeated measurement analysis. Tyvaso was well-tolerated, and also showed benefits across several key subgroups, including etiology of PH-ILD, disease severity, age, gender, baseline hemodynamics, and dose. Significant improvements were also observed in each of the study’s secondary endpoints, including reduction in the cardiac biomarker NT-proBNP, time to first clinical worsening event, change in peak 6MWD at week 12, and change in trough 6MWD at week 15. Treatment with Tyvaso of up to 12 breaths per session, four times daily, was well tolerated and the safety profile was consistent with previous Tyvaso studies and known prostacyclin-related adverse events. In January 2021, the INCREASE results were published in the New England Journal of Medicine.

Quarterly Report	27

Part I. Financial Information
In March 2021, the FDA approved our efficacy supplement to the Tyvaso new drug application, which resulted in revised labeling reflecting the outcome of the INCREASE study. As a result, Tyvaso is now the first and only therapy approved by the FDA to treat PH-ILD, which we estimate affects at least 30,000 patients in the United States. We are evaluating whether the INCREASE results could support marketing applications for Tyvaso outside the United States.
We are also conducting a phase 3 registration study called PERFECT, which is a study of Tyvaso in patients with WHO Group 3 pulmonary hypertension associated with chronic obstructive pulmonary disease (PH-COPD). There are presently no FDA approved therapies indicated for the treatment of PH-COPD, which we estimate affects 100,000 patients in the United States.
Finally, we have initiated a phase 3 program called TETON, which will be comprised of one or more phase 3 studies of Tyvaso in subjects with various forms of chronic fibrosing interstitial lung diseases, including patients with idiopathic interstitial pneumonias (IIP), chronic hypersensitivity pneumonitis (CHP), and environmental/occupational lung disease. The first TETON study is enrolling subjects with IPF. The primary endpoint of this study is the change in absolute forced vital capacity (FVC) from baseline to week 52. The TETON program was prompted by data from the INCREASE study, which demonstrated improvements in certain key parameters of lung function in pulmonary hypertension patients with fibrotic lung disease (improved absolute FVC and reduced exacerbations of underlying lung disease). Specifically, in the INCREASE study, treatment with Tyvaso resulted in significant improvements in percent predicted FVC at weeks 8 and 16, with subjects having underlying etiologies of IIP (week 8: 2.0%, p=0.0373 and week 16: 2.9%; p=0.0096) and idiopathic pulmonary fibrosis (week 8: 2.5%; p=0.0380 and week 16: 3.5%; p=0.0147) showing the greatest improvement. Consistent positive effects were also observed in patients with CHP and environmental/occupational lung disease. These data points, combined with substantial preclinical evidence of antifibrotic activity of treprostinil, suggest that Tyvaso may offer a treatment option for patients with fibrotic lung disease. In December 2020, the FDA granted orphan designation for treprostinil to treat IPF.
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
We completed two clinical studies of Tyvaso DPI. One was a study in healthy volunteers, comparing the pharmacokinetics of Tyvaso DPI to Tyvaso Inhalation Solution. We completed the study in October 2020, and announced in January 2021 that the study demonstrated comparable systemic treprostinil exposure between Tyvaso DPI and Tyvaso Inhalation Solution. In December 2020, we completed a clinical study called BREEZE, which evaluated the safety and pharmacokinetics of switching PAH patients from Tyvaso Inhalation Solution to Tyvaso DPI. The BREEZE study demonstrated safety and tolerability of Tyvaso DPI in subjects with PAH transitioning from Tyvaso Inhalation Solution, and comparable systemic treprostinil exposure between Tyvaso DPI and Tyvaso Inhalation Solution. In April 2021, we filed an NDA with the FDA seeking approval for Tyvaso DPI to treat both PAH and PH-ILD. In January 2021, we purchased a pediatric disease priority review voucher for $105.0 million, which we redeemed upon submission of the Tyvaso DPI NDA. In June 2021, the FDA accepted our NDA and granted a priority review action date during October 2021. The FDA noted that approval of the NDA would be subject to an inspection of the Tyvaso DPI manufacturing facility operated by MannKind. This inspection has been commenced by the FDA and is ongoing.
OreniPro
We are developing an oral prodrug version of Orenitram we call OreniPro, in order to provide increased tolerability and convenience through a once-daily dosing regimen. We completed an initial phase 1 study of an immediate release formulation of OreniPro during the second quarter of 2020, and we are currently conducting phase 1 studies of extended release formulations of OreniPro.
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

28	United Therapeutics

Part I. Financial Information
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
Unituxin
Under our biologics license application approval for Unituxin, the FDA imposed certain post-marketing requirements and post-marketing commitments on us. We have satisfied all post-marketing requirements and expect to satisfy the final remaining post-marketing commitment (a non-clinical study) during 2021. We were pursuing a label expansion for Unituxin in combination with irinotecan and temozolomide for the treatment of pediatric patients with relapsed or refractory neuroblastoma. In April 2021, the FDA informed us that the data from this study will not be sufficient, and additional data and analyses would be necessary to support such a label expansion. These additional activities would have caused considerable additional delay, and additional efforts may not ultimately have been successful in addressing the FDA’s comments. As a result, we discontinued these label expansion efforts. In June 2021, one of our international distributors obtained Japanese marketing authorization for Unituxin to treat high-risk neuroblastoma.
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

Quarterly Report	29

Part I. Financial Information
Implantable System for Remodulin
On June 22, 2021, we and Medtronic, Inc. (Medtronic) agreed to discontinue further efforts to develop and commercialize the Implantable System for Remodulin (ISR). By way of background, we had been collaborating with Medtronic since 2009 to develop the ISR to deliver Remodulin for patients with PAH via an implantable system developed by Medtronic. On February 25, 2019, we entered into a Commercialization Agreement with Medtronic governing the parties’ collaboration to commercialize the ISR in the United States (the Commercialization Agreement). Despite FDA approval of Medtronic’s premarket approval application (PMA) for the ISR in December 2017, commercial launch of the product required Medtronic, as the applicant, to satisfy certain conditions to its PMA approval. Based on the evolution of treatment options and paradigms in PAH over the past few years, and the anticipated efforts required to satisfy the FDA’s conditions of approval, we and Medtronic decided to discontinue further efforts to develop and commercialize the ISR. We are working with Medtronic on a mutually-agreed approach to wind-down the development program, and to support patients already enrolled in clinical studies of the ISR, at our sole expense. Effective June 22, 2021, the parties mutually agreed to terminate the Commercialization Agreement.
Unexisome
Unexisome™ is a development-stage, cell therapy-derived biologic comprising exosomes. Exosomes are cell-secreted vesicles generated by virtually all cells, including cell types used in therapeutic applications. Exosomes serve as potent vehicles for cell-to-cell communication and include multiple mechanisms of action. In 2019, we commenced a phase 1 safety study of Unexisome in preterm neonates at high risk for bronchopulmonary dysplasia (BPD). In February 2021, we terminated the BPD study as a result of delays in enrollment, and in July 2021, we decided not to pursue alternative indications for Unexisome.
Future Prospects
We anticipate continued revenue growth in the second half of 2021 compared to 2020, driven primarily by: (1) growth in sales of Tyvaso as a result of the expansion of its label in March 2021 to include treatment of PH-ILD based on the results of the INCREASE study; (2) continued growth in the number of patients prescribed with Orenitram following our expansion of the Orenitram label to reflect the results of the FREEDOM-EV study; and (3) modest price increases for some of our products. This revenue growth may be partially offset if there is further generic erosion for Adcirca. We believe additional revenue growth beyond 2021 will be driven by the factors noted above, as well as our efforts to commercialize five key therapeutic platforms in our pipeline, which are comprised of the enabling technologies described below:

Platform	Enabling Technologies
Remodulin (parenteral treprostinil)	RemoPro
Tyvaso (inhaled treprostinil)	Tyvaso DPI, PERFECT study, TETON studies
Orenitram (oral treprostinil)	OreniPro
New Chemical Entities and New Biologics	Ralinepag, SAPPHIRE study
Organ Manufacturing and Transplantation	Xenotransplantation, three-dimensional organ printing, regenerative medicine, ex-vivo lung perfusion
We believe this diverse portfolio of five therapeutic platforms will lead to significant revenue growth over the medium- and longer-term. For further details regarding our research and development initiatives, refer to the section above entitled Research and Development.
Our ability to achieve our objectives, grow our business, and maintain profitability will depend on many factors, including among others: (1) the timing and outcome of preclinical research, clinical trials, and regulatory approval applications for products we develop; (2) the timing and degree of our success in commercially launching new products; (3) the demand for our products; (4) the price of our products and the reimbursement of our products by public and private health insurance organizations; (5) the competition we face within our industry, including competition from generic companies and new PAH therapies; (6) our ability to effectively manage our business in an increasingly complex legal and regulatory environment; (7) our ability to defend against challenges to our patents; (8) the duration and severity of the COVID-19 pandemic; and (9) the risks identified in Part II, Item 1A—Risk Factors, included in this Quarterly Report on Form 10-Q.
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

30	United Therapeutics

Part I. Financial Information
Recent Developments
As announced in the proxy statement for our 2021 annual meeting of shareholders, and discussed further in the preliminary proxy statement on Schedule 14A we filed with the SEC on July 14, 2021, we plan to hold a special meeting of shareholders in 2021 to seek shareholder approval of an amendment to our restated certificate of incorporation to become a Delaware public benefit corporation (PBC). A Delaware PBC is a for-profit corporation whose certificate of incorporation identifies one or more specific public benefits that it will seek to promote in addition to shareholders’ financial interests. We believe this change will: help align our legal form with our longstanding commitment to serve our patients; enhance our ability to recruit and retain top talent; reinforce our standing and credibility with regulators and stakeholders; attract more of the rapidly growing pools of duration, impact, and environmental, social, and governance (ESG)-screened capital; and therefore enhance our ability to create excellent and sustainable value for our shareholders. This proposed conversion is a logical extension for us. In 2015, we formed the first-ever PBC subsidiary of a public biopharmaceutical company, called Lung Biotechnology PBC, chartered in Delaware with the express purpose of “address[ing] the acute national shortage of transplantable lungs and other organs with a variety of technologies that either delay the need for such organs or expand the supply.”
Results of Operations
Three and Six Months Ended June 30, 2021 and June 30, 2020
Revenues
The table below presents the components of total revenues (dollars in millions):

	Three Months Ended June 30,		Dollar Change	Percentage Change	Six Months Ended June 30,		Dollar Change	Percentage Change
	2021	2020			2021	2020
Net product sales:
Remodulin	$139.8	$119.0	$20.8	17%	$270.0	$264.3	$5.7	2%
Tyvaso	153.8	119.2	34.6	29%	276.8	222.1	54.7	25%
Orenitram	76.2	75.4	0.8	1%	148.6	144.4	4.2	3%
Unituxin	53.1	29.0	24.1	83%	97.0	55.6	41.4	74%
Adcirca	23.6	19.4	4.2	22%	33.2	31.9	1.3	4%
Total revenues	$446.5	$362.0	$84.5	23%	$825.6	$718.3	$107.3	15%
Net product sales from our treprostinil-based products (Remodulin, Tyvaso, and Orenitram) grew by $56.2 million and $64.6 million for the three and six months ended June 30, 2021, as compared to the same periods in 2020.
Remodulin net product sales for the three months ended June 30, 2021, increased as compared to the same period in 2020, driven by a $19.0 million increase in sales outside the U.S. While generic competition continues to increase pressure on our international Remodulin net product sales, this increase primarily reflects the irregular ordering patterns we typically experience with our international distributors.
Tyvaso net product sales for the three and six months ended June 30, 2021, increased as compared to the same periods in 2020, primarily due to an increase in quantities sold, reflecting an increased number of patients following the PH-ILD label expansion.
Unituxin net product sales for the three and six months ended June 30, 2021, increased as compared to the same periods in 2020, primarily due to an increase in quantities sold.

Quarterly Report	31

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

	Three Months Ended June 30, 2021
	Rebates and Chargebacks	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, April 1, 2021	$56.3	$2.9	$12.3	$5.2	$76.7
Provisions attributed to sales in:
Current period	50.5	10.2	—	5.1	65.8
Prior periods	1.4	—	(3.1)	1.6	(0.1)
Payments or credits attributed to sales in:
Current period	(4.0)	(6.9)	—	(0.9)	(11.8)
Prior periods	(42.9)	(2.8)	(0.6)	(5.8)	(52.1)
Balance, June 30, 2021	$61.3	$3.4	$8.6	$5.2	$78.5

	Three Months Ended June 30, 2020
	Rebates and Chargebacks	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, April 1, 2020	$53.2	$2.6	$13.6	$4.4	$73.8
Provisions attributed to sales in:
Current period	46.0	7.7	—	5.3	59.0
Prior periods	(1.2)	—	—	(0.7)	(1.9)
Payments or credits attributed to sales in:
Current period	(6.6)	(5.2)	—	(1.2)	(13.0)
Prior periods	(36.5)	(2.5)	(0.4)	(3.1)	(42.5)
Balance, June 30, 2020	$54.9	$2.6	$13.2	$4.7	$75.4

	Six Months Ended June 30, 2021
	Rebates and Chargebacks	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, January 1, 2021	$60.7	$3.0	$12.5	$3.7	$79.9
Provisions attributed to sales in:
Current period	92.9	19.0	—	14.4	126.3
Prior periods	0.2	—	(3.1)	0.2	(2.7)
Payments or credits attributed to sales in:
Current period	(37.1)	(15.6)	—	(8.2)	(60.9)
Prior periods	(55.4)	(3.0)	(0.8)	(4.9)	(64.1)
Balance, June 30, 2021	$61.3	$3.4	$8.6	$5.2	$78.5

	Six Months Ended June 30, 2020
	Rebates and Chargebacks	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, January 1, 2020	$51.7	$2.6	$14.2	$4.1	$72.6
Provisions attributed to sales in:
Current period	90.1	15.2	—	9.9	115.2
Prior periods	0.4	—	—	(0.3)	0.1
Payments or credits attributed to sales in:
Current period	(46.5)	(12.7)	—	(5.2)	(64.4)
Prior periods	(40.8)	(2.5)	(1.0)	(3.8)	(48.1)
Balance, June 30, 2020	$54.9	$2.6	$13.2	$4.7	$75.4

32	United Therapeutics

Part I. Financial Information
Cost of Product Sales
The table below summarizes cost of product sales by major category (dollars in millions):

	Three Months Ended June 30,		Dollar Change	Percentage Change	Six Months Ended June 30,		Dollar Change	Percentage Change
	2021	2020			2021	2020
Category:
Cost of product sales	$35.8	$23.9	$11.9	50%	$57.1	$46.1	$11.0	24%
Share-based compensation expense(1)	1.4	2.0	(0.6)	(30)%	3.1	3.2	(0.1)	(3)%
Total cost of product sales	$37.2	$25.9	$11.3	44%	$60.2	$49.3	$10.9	22%
(1)Refer to Share-Based Compensation section below for discussion.
Cost of product sales, excluding share-based compensation. Cost of product sales for the three and six months ended June 30, 2021 increased as compared to the same periods in 2020, primarily due to an increase in product costs due to an overall increase in sales.
Research and Development
The table below summarizes research and development expense by major category (dollars in millions):

	Three Months Ended June 30,		Dollar Change	Percentage Change	Six Months Ended June 30,		Dollar Change	Percentage Change
	2021	2020			2021	2020
Category:
Research and development projects	$69.5	$78.3	$(8.8)	(11)%	$366.7	$146.9	$219.8	150%
Share-based compensation expense(1)	4.8	11.4	(6.6)	(58)%	11.3	16.0	(4.7)	(29)%
Total research and development expense	$74.3	$89.7	$(15.4)	(17)%	$378.0	$162.9	$215.1	132%
(1)Refer to Share-Based Compensation section below for discussion.
Research and development expense, excluding share-based compensation. Research and development expense for the three months ended June 30, 2021 decreased as compared to the same period in 2020, primarily due to: (1) a decrease in milestone payments for the Tyvaso DPI program; (2) a decrease in spending due to the completion of the phase 3 DISTINCT study of Unituxin in 2020; and (3) a decrease in spending following our decision to discontinue development of biomechanical lungs in March 2021.
Research and development expense for the six months ended June 30, 2021 increased as compared to the same period in 2020, due to: (1) a $107.3 million IPR&D impairment charge related to our March 2021 decision to discontinue the U.S. development of Trevyent; (2) a $105.0 million purchase of a pediatric disease priority review voucher, which we redeemed upon submission of the Tyvaso DPI NDA; and (3) an $11.6 million impairment charge related to repurposing one of our facilities, partially offset by a decrease in spending following the completion of the phase 3 DISTINCT study of Unituxin in 2020.
Selling, General, and Administrative
The table below summarizes selling, general, and administrative expense by major category (dollars in millions):

	Three Months Ended June 30,		Dollar Change	Percentage Change	Six Months Ended June 30,		Dollar Change	Percentage Change
	2021	2020			2021	2020
Category:
General and administrative	$72.8	$54.8	$18.0	33%	$144.4	$109.8	$34.6	32%
Sales and marketing	17.1	12.7	4.4	35%	30.8	25.7	5.1	20%
Share-based compensation expense(1)	22.9	38.4	(15.5)	(40)%	54.8	63.4	(8.6)	(14)%
Total selling, general, and administrative expense	$112.8	$105.9	$6.9	7%	$230.0	$198.9	$31.1	16%
(1)Refer to Share-Based Compensation below for discussion.

Quarterly Report	33

Part I. Financial Information
General and administrative, excluding share-based compensation. The increase in general and administrative expense for the three and six months ended June 30, 2021, as compared to the same periods in 2020, was primarily due to: (1) an increase in legal expenses related to litigation matters; (2) an increase in expenses related to disposals of property, plant, and equipment; and (3) an increase in consulting expenses.
Share-Based Compensation
The table below summarizes share-based compensation expense by major category (dollars in millions):

	Three Months Ended June 30,		Dollar Change	Percentage Change	Six Months Ended June 30,		Dollar Change	Percentage Change
	2021	2020			2021	2020
Category:
Stock options	$5.7	$9.2	$(3.5)	(38)%	$14.0	$25.6	$(11.6)	(45)%
Restricted stock units	6.5	5.5	1.0	18%	12.2	9.5	2.7	28%
STAP awards	16.4	36.7	(20.3)	(55)%	42.1	46.8	(4.7)	(10)%
Employee stock purchase plan	0.5	0.4	0.1	25%	0.9	0.7	0.2	29%
Total share-based compensation expense	$29.1	$51.8	$(22.7)	(44)%	$69.2	$82.6	$(13.4)	(16)%
The table below summarizes share-based compensation expense by line item on our consolidated statements of operations (dollars in millions):

	Three Months Ended June 30,		Dollar Change	Percentage Change	Six Months Ended June 30,		Dollar Change	Percentage Change
	2021	2020			2021	2020
Cost of product sales	$1.4	$2.0	$(0.6)	(30)%	$3.1	$3.2	$(0.1)	(3)%
Research and development	4.8	11.4	(6.6)	(58)%	11.3	16.0	(4.7)	(29)%
Selling, general, and administrative	22.9	38.4	(15.5)	(40)%	54.8	63.4	(8.6)	(14)%
Total share-based compensation expense	$29.1	$51.8	$(22.7)	(44)%	$69.2	$82.6	$(13.4)	(16)%
The decrease in share-based compensation expense for the three months ended June 30, 2021, as compared to the same period in 2020, was primarily due to: (1) a decrease in STAP expense driven by a seven percent increase in our stock price for the three months ended June 30, 2021, as compared to a 28 percent increase in our stock price for the same period in 2020; and (2) a decrease in stock option expense due to fewer awards granted and outstanding in 2021. The decrease in share-based compensation expense for the six months ended June 30, 2021, as compared to the same period in 2020, was primarily due to: (1) a decrease in stock option expense due to fewer awards granted and outstanding in 2021; and (2) a decrease in STAP expense driven by an 18 percent increase in our stock price for the six months ended June 30, 2021, as compared to a 37 percent increase in our stock price for the same period in 2020. For more information, refer to Note 9—Share-Based Compensation to our consolidated financial statements.
Other (Expense) Income, Net
The changes in other (expense) income, net for the three and six months ended June 30, 2021, as compared to the same periods in 2020, were primarily due to net unrealized and realized gains and losses on equity securities. During the first quarter of 2021, we sold an investment that we held in a publicly-traded company. We received $108.9 million in cash from the sale of the investment and realized a gain of $91.9 million. Refer to Note 3—Investments to our consolidated financial statements.
Income Tax Expense
Income tax expense for the six months ended June 30, 2021 and 2020, was $48.1 million and $60.7 million, respectively. Our effective income tax rate (ETR) for the six months ended June 30, 2021 and 2020, was 19 percent and 20 percent, respectively. Our ETR for the six months ended June 30, 2021 decreased compared to our ETR for the six months ended June 30, 2020 primarily due to a decrease in valuation allowance, partially offset by an increase in state tax expense.
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

34	United Therapeutics

Part I. Financial Information
stable and we believe it presents minimal credit risk. However, any projections of future cash flows are inherently subject to uncertainty and we may seek other forms of financing. In June 2018, we entered into a credit agreement (the Credit Agreement), which provides an unsecured, revolving line of credit of up to $1.5 billion. Our aggregate outstanding balance under the Credit Agreement was $800.0 million as of December 31, 2020 and June 30, 2021. We classified the entire outstanding balance under the Credit Agreement, which matures in 2025, as a non-current liability on our consolidated balance sheet as of June 30, 2021.
Cash and Cash Equivalents and Marketable Investments
Cash and cash equivalents and marketable investments comprise the following (dollars in millions):

	June 30, 2021	December 31, 2020	Percentage Change
Cash and cash equivalents	$942.2	$738.7	28%
Marketable investments—current	1,025.3	1,096.3	(6)%
Marketable investments—non-current	1,325.4	1,149.6	15%
Total cash and cash equivalents and marketable investments	$3,292.9	$2,984.6	10%
Cash Flows
Cash flows comprise the following (dollars in millions):

	Six Months Ended June 30,		Percentage Change
	2021	2020
Net cash provided by operating activities	$238.0	$378.6	(37)%
Net cash used in investing activities	$(55.2)	$(403.0)	86%
Net cash provided by (used in) financing activities	$20.7	$(28.6)	172%
Operating Activities
Our operating assets and liabilities consist primarily of accounts receivable, inventories, accounts payable, accrued expenses, liabilities for our STAP awards, and tax-related payables and receivables.
The decrease of $140.6 million in net cash provided by operating activities for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, was primarily due to: (1) a $105.0 million purchase of a pediatric disease priority review voucher; (2) a $41.4 million increase in cash paid for income taxes; and (3) a $31.4 million increase in cash paid to settle STAP awards, partially offset by a $4.3 million decrease in cash paid for interest and other changes in assets and liabilities.
Investing Activities
The decrease of $347.8 million in net cash used in investing activities for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, was primarily due to: (1) a $351.3 million increase in cash from total sales, purchases, and maturities of marketable investments; and (2) a $4.3 million decrease in cash paid to purchase property, plant, and equipment, partially offset by a $7.8 million increase in deposits.
Financing Activities
The decrease of $49.3 million in net cash used in financing activities for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, was primarily due to: (1) no repayments on our line of credit during the six months ended June 30, 2021, compared to a $50.0 million repayment on our line of credit during the same period in 2020; and (2) a $5.9 million increase in proceeds from the exercise of stock options during the six months ended June 30, 2021, compared to the same period in 2020.

Quarterly Report	35

Part I. Financial Information
Summary of Critical Accounting Policies
The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles requires our management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We continually evaluate our estimates and judgments to determine whether they are reasonable, relevant, and appropriate. These assumptions are frequently developed from historical data or experience, currently available information, and anticipated developments. By their nature, our estimates are subject to an inherent degree of uncertainty; consequently, actual results may differ. We discuss critical accounting policies and estimates that involve a higher degree of judgment and complexity in Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2020 Annual Report. There have been no material changes to our critical accounting policies and estimates as disclosed in our 2020 Annual Report.
Recently Issued Accounting Standards
See Note 2—Basis of Presentation, to our consolidated financial statements for information on our adoption during the current period and anticipated adoption of recently issued accounting standards.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk has not materially changed since December 31, 2020.
Item 4. Controls and Procedures
Based on their evaluation, as of June 30, 2021, our Chairperson and Chief Executive Officer and Chief Financial Officer and Treasurer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, summarized, processed, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chairperson and Chief Executive Officer and Chief Financial Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

36	United Therapeutics

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
Sales of Remodulin, Tyvaso, and Orenitram comprise the vast majority of our revenues. Substantially decreased sales of any of these products could have a material adverse impact on our operations. A wide variety of events, such as withdrawal of regulatory approvals or substantial changes in prescribing practices or dosing patterns, many of which are described in other risk factors below, could cause sales of these products to materially decline, or to grow more slowly than expected. The current and expected availability of generic versions of our products has decreased and may continue to decrease our revenues. The approval of new PAH therapies, such as LIQ861, may negatively impact sales of our current and potential new products. Sales may decrease if any third party that manufactures, markets, distributes, or sells our commercial products cannot do so satisfactorily, or we cannot manage our internal manufacturing processes. Finally, if we are not able to successfully launch Tyvaso DPI when we anticipate, or at all, for regulatory or other reasons, or demand for Tyvaso DPI following its launch does not meet our expectations, the revenue opportunity for our treprostinil products could be significantly lower than we expect.
If our products fail in clinical trials, we will be unable to sell those products.
To obtain approvals from the FDA and international regulatory agencies to sell new products, or to expand the product labeling for our existing products, we must conduct clinical trials demonstrating that our products are safe and effective. Regulators have substantial discretion over the approval process. Regulators may require us to amend ongoing trials or perform additional trials, which have in the past and could in the future result in significant delays and additional costs or may be unsuccessful. Delays and costs associated with requirements to change or add trials may cause us to discontinue efforts to develop a product, as they did with Trevyent and the ISR. If our clinical trials are not successful, or we fail to address identified deficiencies adequately, we will not obtain required approvals to market the new product or new indication. We cannot predict with certainty how long it will take, or how much it will cost, to complete necessary clinical trials or obtain regulatory approvals of our current or future products. The time and cost needed to complete clinical trials and obtain regulatory approvals varies by product, indication, and country. In addition, failure to obtain, or delays in obtaining, regulatory approval has in the past and could in the future require us to recognize impairment charges.
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

Quarterly Report	37

Part II. Other Information
Numerous treatments currently compete with our commercial therapies. For example, for the treatment of PAH, we compete with over fifteen branded and generic drugs. Sales of a generic version of Adcirca launched in August 2018 have had a material adverse impact on our sales of Adcirca. The availability of generic versions of Remodulin in the United States could materially impact our revenues, and generic competition has materially impacted our Remodulin revenues outside the United States. Our competitors are also developing new products that may compete with ours. For example, Liquidia is developing LIQ861, which if successful would compete directly with Tyvaso, Tyvaso DPI, and our other treprostinil-based products.
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
The commercial success of our products depends, in significant part, on coverage by governmental payers such as Medicare and Medicaid, and private insurance companies. A reduction in the availability or extent of reimbursement from domestic or foreign government health care programs could have a material adverse effect on our business and results of our operations. Government payers and/or third-party payers are increasingly attempting to limit the price of medicinal products and frequently challenge the pricing of new or expensive drugs. In many markets outside the United States, governments control the prices of prescription pharmaceuticals through the implementation of reference pricing, price cuts, rebates, revenue-related taxes, and profit control. Financial pressures may cause United States government payers and/or private health insurers to implement policies that would reduce reimbursement rates for our products, limit future price increases, cap reimbursement rates for pharmaceuticals to rates paid internationally, require the automatic substitution of generic products, demand more rigorous requirements for initial coverage for new products, implement step therapy policies that require patients to try other medicines, including generic products, before using our products, or take other similar steps that could make it more difficult for patients to access our products.
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
Our internal manufacturing process subjects us to risks as we engage in increasingly complex manufacturing processes. We manufacture our entire supply of Orenitram and Unituxin without an FDA-approved back-up manufacturing site, and do not plan to engage a third party to manufacture these materials. Our long-term organ manufacturing programs will involve exceptionally complicated manufacturing processes, many of which have never been attempted on a clinical or commercial scale. It will take substantial time and resources to develop and implement such manufacturing processes, and we may never be able to do so successfully.
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
•Natural and man-made disasters (such as fires, contamination, power loss, hurricanes, earthquakes, flooding, terrorist attacks and acts of war), disease outbreaks, and pandemics such as COVID-19 impacting our internal and third-party manufacturing sites could cause a supply disruption.

38	United Therapeutics

Part II. Other Information
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
Our business, operations, financial results, liquidity, and stock price could be adversely impacted by the effects of the global COVID-19 pandemic. The extent of such impact, including the duration and magnitude of such effects, will depend on numerous rapidly evolving factors that we cannot currently accurately predict or assess, including, among others: the duration and scope of the pandemic; its impact on global and regional healthcare infrastructure, and the ability of patients to obtain medical care; the negative impact on global and regional economies and economic activity; actions governments, businesses, and individuals take in response to the pandemic; and how quickly economies and medical systems recover after the pandemic subsides. Our business could be materially adversely affected as a result of the COVID-19 pandemic due to social distancing/self-isolation, the burden the pandemic has placed on healthcare infrastructure, workplace and physician office closures, mass transit disruptions, quarantines, and other factors, which could cause, among other things:
•Interruption of our development pipeline. Approvals of new products we are developing, potential label expansions for existing products, and the launch of newly-approved products may be delayed or hindered, which would harm our revenue growth prospects. For example, pandemic-related supply issues delayed the launch of the Remunity Pump. In addition, enrollment in many of our clinical trials was suspended during the first quarter of 2020. Although enrollment in these studies at a limited number of sites has re-opened, we may experience further delays or difficulties, including delays or difficulties with clinical site initiation and recruiting clinical site investigators and clinical site staff. In addition, we may experience increased rates of patients withdrawing from our clinical trials following enrollment as a result of contracting COVID-19 or other health conditions or because of quarantines or travel limitations (whether voluntary or required). Our clinical trials, including the integrity and completeness of subject data and clinical study endpoints, may also be impacted or delayed by: (1) diversion of healthcare resources away from the conduct of clinical trials due to changes in hospital or research institution policies, governmental regulations, prioritization of hospital and other medical resources toward efforts to cope with the pandemic, or other reasons related to the pandemic; (2) interruption of key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by governments, employers, and others, or other interruption of clinical trial participant visits and study procedures; or (3) any interruption of, or delays in receiving, supplies of our investigational drug candidates or other study materials from us or our contract manufacturing organizations, due to staffing shortages, production slowdowns, or stoppages and disruptions in distribution systems. In addition, our pipeline may be delayed by interruption or delays in the operations of the FDA or other regulatory authorities, which are extremely busy responding to the COVID-19 pandemic and are working from home as a result of social distancing requirements. Any prolongation or de-

Quarterly Report	39

Part II. Other Information
prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of our new products and label expansions.
•A decrease in revenues from our existing products. COVID-19 made it difficult or impossible for many patients to visit their physicians’ offices to determine whether our medicines may be appropriate. As a result, in April 2020 we experienced a decline in the number of new patients starting our treprostinil-based medicines. While new patient starts have returned to pre-pandemic levels, a decline could recur as the COVID-19 pandemic continues or if the pandemic causes access to medical care to become further restricted, which could cause a negative impact on our revenues. The potential inability of patients to visit their physicians’ offices or receive required diagnostic testing to ensure reimbursement for our therapies or any inability of specialty pharmacy nurses to visit patients as appropriate to provide training and assistance with the use of our therapies, may also cause existing patients to stop using our medicines or prevent new patients from starting to use our medicines. In addition, virtual meetings by our commercial field-based teams with prescribing physicians may not be as effective as in-person meetings, which may negatively impact how often physicians prescribe our medicines. Our net revenues could also be adversely impacted by the negative effects of the COVID-19 pandemic on the global economy, which could result in: (1) an increased number of patients utilizing our patient access programs to receive free drug due to loss of employer-based health insurance, or other factors impacting their ability to afford our medicines; and (2) patients increasingly seeking Medicaid coverage for our products, which would lead to higher gross-to-net revenue reductions compared to commercial insurance providers. Any disruption of our supply chain caused by COVID-19, including if limitations in personnel or other stoppages or disruptions in distribution systems prevent us from delivering our products to distributors or prevent our distributors from distributing our products, or any disruption in the supply of pumps, concomitant medications, or other supplies manufactured by third parties that patients need to use our medicines, could also negatively impact our revenues.
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
COVID-19, and the volatile regional and global economic conditions stemming from the pandemic, could also precipitate or aggravate the other risk factors discussed in this Quarterly Report on Form 10-Q, which could materially adversely affect our business, financial condition, results of operations, liquidity, and stock price. Further, the COVID-19 pandemic, or any future outbreak of disease, may also affect our operating and financial results in a manner that is not presently known to us or that we currently do not consider to present significant risks. The possible extent of the impact of the COVID-19 pandemic is inherently difficult to predict and will ultimately depend on a number of factors outside our control, including the ultimate duration and severity of the pandemic and the resulting economic impact.

40	United Therapeutics

Part II. Other Information
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
We rely heavily on MannKind to manufacture Tyvaso DPI, and to meet all FDA requirements related to the manufacture of Tyvaso DPI. This includes successfully completing any required pre-approval inspections and addressing any FDA concerns regarding the manufacturing process. If MannKind is unable to manufacture Tyvaso DPI or satisfy associated regulatory requirements, the timing and success of this program, including our ability to obtain FDA approval of our pending NDA for Tyvaso DPI, and our potential future Tyvaso DPI revenues, would be materially adversely impacted.
We rely heavily on DEKA and its affiliates for the development, manufacturing, and regulatory approval of the Remunity Pump for Remodulin. Supply disruptions caused by COVID-19 impacted DEKA’s ability to secure certain components and raw materials necessary to manufacture sufficient quantities of Remunity Pumps and accessories, delaying our ability to commence commercial sales. Finally, we also rely on various sole-source suppliers for manufacturing activities related to ralinepag, RemoPro, OreniPro, and RemoLife. For a further discussion of risks created by the use of third-party contract manufacturers, see the risk factor above entitled, Our manufacturing strategy exposes us to significant risks.
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

Quarterly Report	41

Part II. Other Information
versions of existing products, or existing products in new indications could expose us to new product liability risks. In many cases the quality of these products will depend on the performance of third parties that we do not control.
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
The products we develop must be approved for marketing and sale by regulatory agencies. Our research and development efforts must comply with extensive regulations, including those promulgated by the FDA and the U.S. Department of Agriculture. The process of obtaining and maintaining regulatory approvals for new drugs is lengthy, expensive, and uncertain. The regulatory approval process is particularly uncertain for our transplantation programs, which include the development of xenotransplantation, regenerative medicine, and cell-based products. Once approved, the manufacture, distribution, advertising, and marketing of our products are subject to extensive regulation, including product labeling, strict pharmacovigilance and adverse event and medical device reporting, complaint processing, storage, distribution, and record-keeping requirements. Our product candidates have in the past and may in the future fail to receive regulatory approval. If granted, product approvals can be conditioned on the completion of post-marketing clinical studies, accompanied by significant restrictions on the use or marketing of a given product and withdrawn for failure to comply with regulatory requirements, such as post-marketing requirements and post-marketing commitments, or upon the occurrence of adverse events subsequent to commercial introduction. Our ability to obtain FDA approval for our products can be materially impacted by the outcome and quality of our clinical trials and other data submitted to regulators, as well as the quality of our manufacturing operations and those of our third-party contract manufacturers. In addition, third parties may submit citizen petitions to the FDA seeking to delay approval of, or impose additional approval conditions for, our products. For example, a third party has submitted a citizen petition to the FDA requesting that the FDA refuse to approve Tyvaso DPI, and/or impose additional requirements in order to approve the product. If successful, citizen petitions can significantly delay, or even prevent, the approval of our products.
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
Our business activities may be subject to challenge under laws in jurisdictions around the world restricting particular marketing practices, such as:
•Anti-kickback and false claim statutes, the Foreign Corrupt Practices Act, and the United Kingdom Bribery Act. In the United States, the Federal Anti-Kickback Statute prohibits, among other activities, knowingly and willfully offering, paying, soliciting, or receiving remuneration (i.e., anything of value) to induce, or in return for, the purchase, lease, order or arranging the purchase, lease or order of any health care product or service reimbursable under any federally financed healthcare program like Medicare or Medicaid. This statute is interpreted broadly to apply to arrangements between pharmaceutical manufacturers and prescribers, purchasers, specialty pharmacies, formulary managers, patients, and others. Our practices may not always qualify for safe harbor protection under this statute.
•The Federal False Claims Act, which prohibits any person from knowingly presenting or causing to be presented a false or fraudulent claim for payment of government funds, or making or causing a false statement material to a false or fraudulent claim. Pharmaceutical and health care companies have faced liability under this law for causing false claims to be submitted because they marketed a product for unapproved and non-reimbursable uses.

42	United Therapeutics

Part II. Other Information
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
Political, economic, and regulatory influences may lead to fundamental changes in the U.S. healthcare industry, particularly given the current atmosphere of mounting criticism of prescription drug costs in the U.S. We expect there will continue to be legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to commercialize and to sell our products profitably. For example, we anticipate that the Biden Administration, U.S. Congress, state legislatures, and regulators may adopt or accelerate adoption of new healthcare policies and reforms intended to curb healthcare costs, such as federal and state controls on government-funded reimbursement for drugs (including in Medicare and Medicaid), new or enhanced requirements to pay prescription drug rebates and penalties to government healthcare programs, and additional pharmaceutical cost transparency measures that aim to require drug companies to justify their prices through required disclosures.
At the federal level, there have been and continue to be a number of healthcare-related legislative and regulatory initiatives and reforms that significantly affect the pharmaceutical industry. For example, the Patient Protection and Affordable Care Act of 2010 (PPACA) substantially changed the way healthcare is financed by both governmental and commercial payers, and has significantly impacted the U.S. pharmaceutical industry. The PPACA is a broad measure intended to expand healthcare coverage within the United States, primarily through the imposition of health coverage-related mandates on employers and individuals and expansion of the Medicaid program. The PPACA and certain of its provisions have been subject to judicial challenges as well as efforts to repeal or replace them or to alter their interpretation or implementation. It is unclear how the PPACA and its implementation, as well as efforts to repeal, replace, or otherwise modify, or invalidate, the PPACA, or portions thereof, will affect our business.
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
We anticipate that the PPACA and other healthcare reform measures that may be adopted in the future may result in additional downward pressure on coverage and the payment that we receive for any approved product, and adversely impact our business. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payment from commercial payers. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. Further state and federal healthcare reform measures adopted in the future could limit the amounts that state and federal governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure. In October 2020, HHS and the FDA issued a final rule and guidance concerning two new pathways for importing lower-cost drugs into the United States. The final rule allows certain prescription drugs to be imported from Canada, and the guidance describes procedures for drug manufacturers to facilitate the importation of FDA-approved drugs and biologics manufactured abroad and originally intended for sale in a foreign country into the United States. Additionally, in November 2020, the HHS adopted a rule that will eliminate the safe harbor shielding Medicare Part D rebates to pharmacy benefit managers from the Anti-Kickback Statute. In response to a legal challenge brought by a trade association representing PBMs, the Biden Administration agreed to delay the effective date of the rule until January 1, 2023. It is difficult to predict the impact, if any, of any such legislation or executive actions on the use of and reimbursement for our products in the United States, including the potential for the importation of generic versions of our products.

Quarterly Report	43

Part II. Other Information
If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate Program or other governmental pricing programs, we could be subject to additional reimbursement requirements, penalties, sanctions, and fines, which could adversely impact our business, financial condition, results of operations, and prospects.
We participate in, and have certain price reporting obligations to, the Medicaid Drug Rebate program and other governmental programs that require us to pay rebates or offer discounts on our products. Certain programs, such as the 340B program and the U.S. Department of Veteran Affairs (VA) Federal Supply Schedule (FSS) pricing program, impose limits on the price we are permitted to charge certain entities for our products or for any future products for which we receive regulatory approval. Statutory and regulatory changes regarding these programs and their requirements could negatively affect the coverage and reimbursement by these programs of our products or any future products for which we receive regulatory approval and could negatively impact our results of operations. Our failure to comply with these price reporting, rebate payment, or pricing requirements could adversely impact our financial results. Applicable laws and regulations, including the PPACA, and regulations promulgated thereunder, could affect our obligations in ways we cannot anticipate.
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
We may be subject to enforcement action or penalties based on our current policy regarding the distribution of 340B program drugs at 340B ceiling prices through third-party pharmacies that contract with covered entities participating in the 340B program, known as “340B contract pharmacies”. Increasing use of 340B contract pharmacies, coupled with a lack of oversight and transparency, has resulted in increased risks of 340B statutory violations related to the diversion of 340B-purchased drugs to individuals who are not patients of the 340B covered entity, and to prohibited “duplicate discounts” when 340B-purchased drugs are also billed to Medicaid. These program integrity risks have been exacerbated by the exponential growth in the use of 340B contract pharmacies over the past decade. We adopted a new 340B contract pharmacy policy to address these risks by limiting shipments to 340B contract pharmacies that meet certain criteria. Our new contract pharmacy policy is intended to preserve patient access, while addressing compliance and integrity concerns resulting from the proliferation of contract pharmacies — problems that overshadow and threaten to undermine this vital safety net program. Nonetheless, certain 340B covered entities and the HHS, in a non-binding Advisory Opinion, have stated that, in their view, manufacturers in the 340B program are obligated to sell 340B drugs at the 340B ceiling prices to all contract pharmacies acting as agents of a covered entity.
A number of manufacturers responded to the Advisory Opinion by initiating litigation challenging the Advisory Opinion and HRSA’s position on contract pharmacies generally. HRSA subsequently withdrew the Advisory Opinion, but issued letters to manufacturers, including us, threatening enforcement action if the manufacturers do not abandon their 340B contract pharmacy policies. We filed suit against HHS and HRSA on June 23, 2021 in the U.S. District Court for the District of Columbia and moved for a preliminary injunction on July 16, 2021. We expect the briefing on that motion to be completed in August of this year. Despite challenging HRSA’s position on contract pharmacies, we may face enforcement action or penalties as well as adverse publicity. We expect the compliance of policies like ours will continue to be litigated.
If we and other manufacturers are unable to curb the proliferation of abuses caused by 340B contract pharmacies, we could see an increased prevalence of sales at reduced 340B ceiling prices, which could have a materially negative impact on our revenues.
Patient assistance programs for pharmaceutical products have come under increasing scrutiny by governments, legislative bodies, and enforcement agencies. These activities may result in actions that effectively reduce prices or demand for our products, harm our business or reputation, or subject us to fines or penalties.
Company-sponsored patient assistance programs, including insurance premium and co-pay assistance programs and manufacturers’ donations to third-party charities that provide such assistance, are subject to heightened scrutiny. The Department of Justice (DOJ) has taken enforcement action against pharmaceutical companies alleging violations of the Federal False Claims Act and other laws in connection with patient assistance programs. In December 2017, we entered into a civil Settlement Agreement with the U.S. Government to resolve the DOJ investigation of our support of non-profit patient assistance programs and paid $210.0 million, plus interest, to the U.S. Government upon settlement. We also entered into a Corporate

44	United Therapeutics

Part II. Other Information
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

Quarterly Report	45

Part II. Other Information
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
Third parties have challenged, and may in the future challenge, the validity of our patents, through patent litigation and/or initiating proceedings, including re-examinations, IPRs, post-grant reviews, and interference proceedings, before the USPTO or other applicable patent filing office, or other means. In March 2020, Liquidia filed IPR petitions for two of our treprostinil-related patents, and in October 2020 the PTAB instituted IPR proceedings with respect to one of these patents and declined to institute proceedings with respect to the other patent. In April 2020, we received a Paragraph IV notification letter from Liquidia indicating that Liquidia’s NDA contains a certification alleging that LIQ861 will not infringe any of the patents currently listed in the Orange Book for Tyvaso because those patents are not valid, not enforceable, and/or will not be infringed by the commercial manufacture, use or sale of LIQ861. In June 2020, we filed a patent infringement lawsuit against Liquidia related to its NDA for LIQ861. In January 2021, Liquidia filed an IPR petition for an additional patent that we listed in the Orange Book for Tyvaso and asserted against Liquidia in the pending litigation. We are also engaged in patent litigation with ANI Pharmaceuticals, Inc. related to its ANDA seeking FDA approval to market a generic version of Orenitram.
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

46	United Therapeutics

Part II. Other Information
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

Quarterly Report	47

Part II. Other Information
privately-held companies we have invested in may be particularly susceptible to the factors described above as these companies are typically in the early stages of developing technologies or products that may never materialize, which could result in a loss of all or a substantial part of our investment in these companies.

48	United Therapeutics

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
•Announcements regarding our efforts to obtain FDA approval of, and to launch, new products, such as Tyvaso DPI;
•Physician, patient, investor, or public concerns regarding the efficacy and/or safety of products marketed or being developed by us or by others;
•Changes in, or new laws and regulations affecting reimbursement of, our therapeutic products by government payers, changes in reimbursement policies of private insurance companies, and negative publicity surrounding the cost of high-priced therapies;
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

Quarterly Report	49

Part II. Other Information
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
In 2021, we plan to seek shareholder approval to convert to a Delaware public benefit corporation (PBC). Conversion may not result in the benefits that we anticipate, will require our directors to balance the interest of shareholders with other interests, and may subject us to additional litigation and other risks.
We plan to hold a special meeting of shareholders in 2021 to seek shareholder approval of an amendment to our restated certificate of incorporation to become a PBC. While our Board believes that our conversion to a PBC is in the best interest of shareholders, our status as a PBC, if approved, may not result in the benefits that we anticipate. For example, we may not be able to achieve our public benefit purpose or realize the expected positive impact from being a PBC.
One of the primary distinctions between a PBC and a traditional Delaware for-profit corporation is that, in making decisions, the directors of a PBC have an obligation to balance the financial interests of shareholders, the interests of stakeholders materially affected by the PBC’s conduct, and the pursuit of the corporation’s specific public benefit purpose(s). The application of this balancing obligation may allow our directors to make decisions that they could not have made pursuant to the fiduciary duties applicable prior to PBC conversion. There is no guarantee that our Board will resolve conflicts among the financial interests of our shareholders, our specific public benefit purpose, or stakeholders materially affected by our conduct, in favor of our shareholders’ financial interests. For instance, in a sale of control transaction, our Board would be required to consider and balance the factors listed above and might choose to accept an offer that does not maximize short-term shareholder value due to its consideration of other factors. This requirement of Delaware PBC law may make our company a less attractive takeover target than a traditional for-profit corporation, and a less attractive investment for certain activists and hedge fund investors.
A Delaware PBC must also provide its shareholders with a statement, at least every other year, as to the PBC’s assessment of the success of its efforts to promote its public benefit purpose and the best interests of those materially affected by the PBC's conduct. If the public perceives that we are not successful in our public benefit purpose, or that our pursuit of our public benefit purpose is having a negative effect on the financial interests of our shareholders, that perception could negatively affect our reputation, which could adversely affect our business, results of operations and stock price. In addition, Delaware's PBC statute may be amended to require more explicit or burdensome reporting requirements that could increase the time and expense required to comply.
As a Delaware PBC, we may be subject to increased litigation risk.
Shareholders of a Delaware PBC (if they, individually or collectively, own the lesser of (1) two percent of the PBC’s outstanding shares; or (2) shares with a market value of $2 million or more on the date the lawsuit is instituted) can file a derivative lawsuit claiming the directors failed to balance shareholder and public benefit interests. Traditional Delaware for-profit corporations are not subject to this potential liability. If our PBC conversion is approved, we may be subject to increased derivative litigation, which may be costly and require management’s attention, which may adversely affect our financial condition and results of operations. In addition, there is currently limited case law involving PBCs (including case law interpreting and applying the balancing obligation of PBC directors), which may expose us to additional litigation risk generally until additional case law develops or additional legislative action is taken.

50	United Therapeutics

Part II. Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the six months ended June 30, 2021, we did not (a) repurchase any of our outstanding equity securities or (b) sell any of our equity securities in transactions that were not registered under the Securities Act of 1933, as amended.

Quarterly Report	51

Part II. Other Information
Item 6. Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed June 29, 2020.
3.2	Ninth Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed February 5, 2021.
4.1	Reference is made to Exhibits 3.1 and 3.2.
10.1	United Therapeutics Corporation Amended and Restated 2015 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 25, 2021.
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed with the SEC on August 4, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) our Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020; (2) our Consolidated Statements of Operations for the three- and six-month periods ended June 30, 2021 and 2020; (3) our Consolidated Statements of Comprehensive Income for the three- and six-month periods ended June 30, 2021 and 2020; (4) our Consolidated Statements of Stockholders’ Equity for the three- and six-month periods ended June 30, 2021 and 2020; (5) our Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2021 and 2020; and (6) the Notes to our Consolidated Financial Statements.
104*	Cover Page Interactive Data File (embedded within the iXBRL document)
*Filed herewith.
Note: Except as otherwise noted above, all exhibits incorporated by reference to the Registrant’s previously filed reports with the Securities and Exchange Commission are filed under File No. 000-26301.

52	United Therapeutics

Part II. Other Information
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED THERAPEUTICS CORPORATION

August 4, 2021	By:	/s/ MARTINE A. ROTHBLATT
Martine A. Rothblatt, Ph.D.
	Title:	Chairperson and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ JAMES C. EDGEMOND
James C. Edgemond
	Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Quarterly Report	53