Form 10-Q
period 2021-09-30
UNITED THERAPEUTICS Corp
filed 2021-11-03
CIK 1082554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2021
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☒
The number of shares outstanding of the issuer’s common stock, par value $.01 per share, as of October 27, 2021 was 45,036,501.

2	United Therapeutics

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Consolidated Balance Sheets
(In millions, except share data)

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$908.5	$738.7
Marketable investments	1,091.9	1,096.3
Accounts receivable, no allowance for 2021 and 2020	212.8	157.4
Inventories, net	96.7	86.5
Other current assets	76.0	88.3
Total current assets	2,385.9	2,167.2
Marketable investments	1,508.7	1,149.6
Goodwill and other intangible assets, net	44.7	158.1
Property, plant, and equipment, net	726.7	731.6
Deferred tax assets, net	273.9	238.6
Other non-current assets	109.0	169.9
Total assets	$5,048.9	$4,615.0
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$210.5	$187.0
Share tracking awards plan	83.5	96.8
Other current liabilities	26.0	39.5
Total current liabilities	320.0	323.3
Line of credit	800.0	800.0
Other non-current liabilities	99.2	96.5
Total liabilities	1,219.2	1,219.8
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01, 10,000,000 shares authorized, no shares issued	—	—
Common stock, par value $.01, 245,000,000 shares authorized, 71,640,713 and 71,126,314 shares issued, and 45,021,497 and 44,507,098 shares outstanding at September 30, 2021 and December 31, 2020, respectively	0.7	0.7
Additional paid-in capital	2,225.5	2,148.7
Accumulated other comprehensive loss	(20.1)	(14.2)
Treasury stock, 26,619,216 shares at September 30, 2021 and December 31, 2020	(2,579.2)	(2,579.2)
Retained earnings	4,202.8	3,839.2
Total stockholders’ equity	3,829.7	3,395.2
Total liabilities and stockholders’ equity	$5,048.9	$4,615.0

See accompanying notes to consolidated financial statements.

Quarterly Report	3

Part I. Financial Information
Consolidated Statements of Operations
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)
Revenues:
Net product sales	$444.7	$380.1	$1,270.3	$1,098.4
Total revenues	444.7	380.1	1,270.3	1,098.4
Operating expenses:
Cost of product sales	27.7	24.0	87.9	73.3
Research and development	79.2	68.7	457.2	231.6
Selling, general, and administrative	109.1	66.3	339.1	265.2
Total operating expenses	216.0	159.0	884.2	570.1
Operating income	228.7	221.1	386.1	528.3
Interest income	3.8	6.4	12.5	23.6
Interest expense	(4.6)	(4.9)	(13.9)	(18.7)
Other (expense) income, net	(23.5)	(0.1)	71.0	0.4
Impairments of investments in privately-held companies	—	(3.5)	(2.3)	(9.1)
Total other (expense) income, net	(24.3)	(2.1)	67.3	(3.8)
Income before income taxes	204.4	219.0	453.4	524.5
Income tax expense	(41.7)	(47.8)	(89.8)	(108.5)
Net income	$162.7	$171.2	$363.6	$416.0
Net income per common share:
Basic	$3.62	$3.86	$8.12	$9.43
Diluted	$3.42	$3.84	$7.72	$9.37
Weighted average number of common shares outstanding:
Basic	44.9	44.4	44.8	44.1
Diluted	47.6	44.6	47.1	44.4

See accompanying notes to consolidated financial statements.

4	United Therapeutics

Part I. Financial Information
Consolidated Statements of Comprehensive Income
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)
Net income	$162.7	$171.2	$363.6	$416.0
Other comprehensive income:
Defined benefit pension plan:
Actuarial gain arising during period, net of tax	—	—	0.2	0.2
Amortization of prior service cost included in net periodic pension cost, net of tax	0.1	0.3	0.4	0.9
Total defined benefit pension plan, net of tax	0.1	0.3	0.6	1.1
Unrealized (loss) gain on available-for-sale securities, net of tax	(1.6)	(2.7)	(6.5)	8.6
Other comprehensive (loss) income, net of tax	(1.5)	(2.4)	(5.9)	9.7
Comprehensive income	$161.2	$168.8	$357.7	$425.7

See accompanying notes to consolidated financial statements.

Quarterly Report	5

Part I. Financial Information
Consolidated Statements of Stockholders’ Equity
(In millions)

	Three Months Ended September 30, 2021
	(Unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Stockholders’ Equity
	Shares	Amount
Balance, July 1, 2021	71.5	$0.7	$2,196.5	$(18.6)	$(2,579.2)	$4,040.1	$3,639.5
Net income	—	—	—	—	—	162.7	162.7
Unrealized losses on available-for-sale securities	—	—	—	(1.6)	—	—	(1.6)
Defined benefit pension plan	—	—	—	0.1	—	—	0.1
Shares issued under employee stock purchase plan	—	—	2.8	—	—	—	2.8
Restricted stock units (RSUs) withheld for taxes	—	—	(0.2)	—	—	—	(0.2)
Exercise of stock options	0.1	—	14.0	—	—	—	14.0
Share-based compensation	—	—	12.4	—	—	—	12.4
Balance, September 30, 2021	71.6	$0.7	$2,225.5	$(20.1)	$(2,579.2)	$4,202.8	$3,829.7

	Three Months Ended September 30, 2020
	(Unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Stockholders’ Equity
	Shares	Amount
Balance, July 1, 2020	71.0	$0.7	$2,105.1	$(2.1)	$(2,579.2)	$3,569.2	$3,093.7
Net income	—	—	—	—	—	171.2	171.2
Unrealized losses on available-for-sale securities	—	—	—	(2.7)	—	—	(2.7)
Defined benefit pension plan	—	—	—	0.3	—	—	0.3
Shares issued under employee stock purchase plan	0.1	—	2.2	—	—	—	2.2
RSUs withheld for taxes	—	—	(0.1)	—	—	—	(0.1)
Exercise of stock options	—	—	3.5	—	—	—	3.5
Share-based compensation	—	—	15.0	—	—	—	15.0
Balance, September 30, 2020	71.1	$0.7	$2,125.7	$(4.5)	$(2,579.2)	$3,740.4	$3,283.1

6	United Therapeutics

Part I. Financial Information

	Nine Months Ended September 30, 2021
	(Unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2021	71.1	$0.7	$2,148.7	$(14.2)	$(2,579.2)	$3,839.2	$3,395.2
Net income	—	—	—	—	—	363.6	363.6
Unrealized losses on available-for-sale securities	—	—	—	(6.5)	—	—	(6.5)
Defined benefit pension plan	—	—	—	0.6	—	—	0.6
Shares issued under employee stock purchase plan	0.1	—	5.6	—	—	—	5.6
RSUs withheld for taxes	—	—	(10.6)	—	—	—	(10.6)
Common stock issued for RSUs vested	0.1	—	—	—	—	—	—
Exercise of stock options	0.3	—	42.3	—	—	—	42.3
Share-based compensation	—	—	39.5	—	—	—	39.5
Balance, September 30, 2021	71.6	$0.7	$2,225.5	$(20.1)	$(2,579.2)	$4,202.8	$3,829.7

	Nine Months Ended September 30, 2020
	(Unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2020	70.5	$0.7	$2,047.9	$(14.2)	$(2,579.2)	$3,325.2	$2,780.4
Net income	—	—	—	—	—	416.0	416.0
Unrealized gains on available-for-sale securities	—	—	—	8.6	—	—	8.6
Defined benefit pension plan	—	—	—	1.1	—	—	1.1
Shares issued under employee stock purchase plan	0.1	—	4.7	—	—	—	4.7
RSUs withheld for taxes	—	—	(3.6)	—	—	—	(3.6)
Common stock issued for RSUs vested	0.1	—	—	—	—	—	—
Exercise of stock options	0.4	—	25.9	—	—	—	25.9
Share-based compensation	—	—	50.8	—	—	—	50.8
Cumulative effect of accounting change	—	—	—	—	—	(0.8)	(0.8)
Balance, September 30, 2020	71.1	$0.7	$2,125.7	$(4.5)	$(2,579.2)	$3,740.4	$3,283.1
See accompanying notes to consolidated financial statements.

Quarterly Report	7

Part I. Financial Information
Consolidated Statements of Cash Flows
(In millions)

	Nine Months Ended September 30,
	2021	2020
	(Unaudited)
Cash flows from operating activities:
Net income	$363.6	$416.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37.3	36.8
Share-based compensation expense	93.8	70.1
Impairments of investments in privately-held companies	2.3	9.1
Intangible asset impairment charges	113.4	—
Impairments of property, plant, and equipment	18.2	5.4
Realized gain on sale of equity securities	(91.9)	(3.4)
Other	28.0	(6.9)
Changes in operating assets and liabilities:
Accounts receivable	(55.4)	(0.9)
Inventories	(7.4)	11.1
Accounts payable and accrued expenses	22.0	27.9
Other assets and liabilities	(100.3)	64.3
Net cash provided by operating activities	423.6	629.5
Cash flows from investing activities:
Purchases of property, plant, and equipment	(50.2)	(47.0)
Proceeds from sale of property, plant, and equipment	—	2.4
Purchases of available-for-sale investments	(1,398.4)	(1,698.8)
Maturities of available-for-sale investments	1,003.5	964.9
Sales of available-for-sale investments	45.1	76.5
Sales of investments in equity securities	108.9	27.3
Net cash used in investing activities	(291.1)	(674.7)
Cash flows from financing activities:
Repayment of line of credit	—	(50.0)
Proceeds from the exercise of stock options	42.3	25.9
Proceeds from the issuance of stock under employee stock purchase plan	5.6	4.7
Restricted stock units withheld for taxes	(10.6)	(3.6)
Net cash provided by (used in) financing activities	37.3	(23.0)
Net increase (decrease) in cash and cash equivalents	$169.8	$(68.2)
Cash and cash equivalents, beginning of period	738.7	738.4
Cash and cash equivalents, end of period	$908.5	$670.2
Supplemental cash flow information:
Cash paid for interest	$12.1	$16.6
Cash paid for income taxes	$130.1	$62.3
Non-cash investing and financing activities:
Non-cash additions to property, plant, and equipment	$4.0	$4.4

See accompanying notes to consolidated financial statements.

8	United Therapeutics

Part I. Financial Information
Notes to Consolidated Financial Statements
September 30, 2021 (Unaudited)
1. Organization and Business Description
United Therapeutics Corporation is a biotechnology company focused on the development and commercialization of innovative products to address the unmet medical needs of patients with chronic and life-threatening conditions. On September 30, 2021, we converted to a Delaware public benefit corporation, with the express public benefit purpose to provide a brighter future for patients through (a) the development of novel pharmaceutical therapies; and (b) technologies that expand the availability of transplantable organs.
We have approval from the U.S. Food and Drug Administration (FDA) to market the following therapies: Tyvaso® (treprostinil) Inhalation Solution (Tyvaso), Remodulin® (treprostinil) Injection (Remodulin), Orenitram® (treprostinil) Extended-Release Tablets (Orenitram), Unituxin® (dinutuximab) Injection (Unituxin), and Adcirca® (tadalafil) Tablets (Adcirca). We also derive revenues outside the United States from sales of Tyvaso, Remodulin, and Unituxin.
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
In our management’s opinion, the accompanying consolidated financial statements contain all adjustments, including normal, recurring adjustments, necessary to fairly present our financial position as of September 30, 2021 and December 31, 2020, our statements of operations, comprehensive income, and stockholders’ equity for the three- and nine-month periods ended September 30, 2021 and 2020, and our statements of cash flows for the nine-month periods ended September 30, 2021 and 2020. Interim results are not necessarily indicative of results for an entire year.
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
In January 2020, the FASB issued ASU No. 2020-01, Investments-Equity Securities (Topic 321), Investments–Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)–Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the Emerging Issues Task Force) (ASU 2020-01), which addresses the accounting for the transition into and out of the equity method and measuring certain purchased options and forward contracts to acquire investments. ASU 2020-01 is effective for fiscal years beginning after December 15, 2020. We adopted the new standard on January 1, 2021, with no material impact on our financial statements.

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
3. Investments
Marketable Investments
Available-for-Sale Debt Securities
Available-for-sale debt securities are recorded at fair value, with the portion of the unrealized gains and losses that are not credit-related included as a component of accumulated other comprehensive loss in stockholders’ equity, until realized. Available-for-sale debt securities consisted of the following (in millions):

As of September 30, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency securities	$2,177.0	$3.9	$(0.8)	$2,180.1
Corporate debt securities	439.6	1.6	(0.3)	440.9
Total	$2,616.6	$5.5	$(1.1)	$2,621.0

Reported under the following captions on our consolidated balance sheets:
Cash and cash equivalents	$119.8
Current marketable investments	992.5
Non-current marketable investments	1,508.7
Total	$2,621.0

As of December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency securities	$1,902.4	$9.8	$(0.1)	$1,912.1
Corporate debt securities	331.2	3.2	—	334.4
Total	$2,233.6	$13.0	$(0.1)	$2,246.5

Reported under the following captions on our consolidated balance sheets:
Cash and cash equivalents	$79.0
Current marketable investments	1,017.9
Non-current marketable investments	1,149.6
Total	$2,246.5

10	United Therapeutics

Part I. Financial Information
The following table summarizes the contractual maturities of available-for-sale debt securities (in millions). Actual maturities may differ from contractual maturities because the issuers of certain of these debt securities have the right to call the securities or prepay their obligations under the securities with or without penalties.

	As of September 30, 2021
	Amortized Cost	Fair Value
Due within one year	$1,109.2	$1,112.3
Due in one to three years	1,507.4	1,508.7
Total	$2,616.6	$2,621.0
Investments in Equity Securities with Readily Determinable Fair Values
We held investments in equity securities with readily determinable fair values of $99.4 million and $78.4 million as of September 30, 2021 and December 31, 2020, respectively, which are included in current marketable investments on our consolidated balance sheets. During the third quarter of 2021, one of the privately-held companies in which we invested became publicly-traded. As a result, our investment in the equity securities of this company is now recorded at fair value and included in current marketable investments on our consolidated balance sheets rather than measured as described below under “Investments in Privately-Held Companies.” Changes in the fair value of publicly-traded equity securities are recorded on our consolidated statements of operations within other (expense) income, net. Refer to Note 4—Fair Value Measurements.
During the first quarter of 2021, we sold our investment in a publicly-traded company. We received $108.9 million in cash from the sale of the investment and realized a gain of $91.9 million. The gain was recorded within other (expense) income, net on our consolidated statements of operations for the nine months ended September 30, 2021. During the nine months ended September 30, 2020, we received $27.3 million in cash from the sale of equity securities in publicly-traded companies.
Investments in Privately-Held Companies
As of September 30, 2021 and December 31, 2020, we maintained non-controlling equity investments in privately-held companies of $31.1 million and $84.8 million, respectively, in the aggregate. We measure these investments using the measurement alternative because the fair values of these investments are not readily determinable. Under this alternative, the investments are measured at cost, less any impairment, and adjusted for any observable price changes. We include our investments in privately-held companies within other non-current assets on our consolidated balance sheets. These investments are subject to a periodic impairment review and, if impaired, the investment is measured and recorded at fair value in accordance with ASC 820, Fair Value Measurements.
During the second quarter of 2021, we observed an indicator of impairment for our investments in two of these companies. We evaluated these investments for impairment and recognized impairment charges of $2.3 million in the aggregate. These impairment charges were recorded within impairments of investments in privately-held companies on our consolidated statements of operations for the nine months ended September 30, 2021.
During the first quarter of 2020, we observed an indicator of impairment for our investments in two of these companies. We evaluated these investments for impairment and recognized impairment charges of $5.6 million. During the third quarter of 2020, we observed an indicator of impairment for our investment in another privately-held company, and we recognized an impairment charge of $3.5 million. These impairment charges were recorded within impairments of investments in privately-held companies on our consolidated statements of operations.
During the first quarter and third quarter of 2020, two of the privately-held companies in which we invested raised additional capital by issuing equity securities similar to ours at an increased valuation, which resulted in an increase of $22.5 million and $2.3 million, respectively, in the values of our investments. These gains were recorded within other (expense) income, net on our consolidated statements of operations.

Quarterly Report	11

Part I. Financial Information
Variable Interest Entity
Unconsolidated Variable Interest Entity
In November 2019, we entered into a supply agreement with an affiliate of DEKA Research & Development Corporation (DEKA) to manufacture and supply the Remunity® Pump to us. Under the terms of the supply agreement, we reimburse all of the affiliate’s costs to manufacture and supply the Remunity Pump. We determined that the affiliate is a variable interest entity as we are currently the only customer of the affiliate and the affiliate currently relies on our reimbursement of its costs to sustain its operations. We have determined we are not the primary beneficiary of the affiliate as we do not have the power to direct or control its significant activities related to the manufacturing of medical devices. Accordingly, we have not consolidated the affiliate’s results of operations and financial position with ours. As of September 30, 2021 and December 31, 2020, our consolidated balance sheets included $14.6 million and $11.7 million of assets, respectively, related to the supply agreement. As of September 30, 2021 and December 31, 2020, our consolidated balance sheets included a $1.5 million and $24.0 million liability, respectively, for our obligation to reimburse costs related to the supply agreement. While the terms of the supply agreement expose us to various future risks of loss given our responsibility to reimburse all costs incurred by the affiliate to manufacture and supply the Remunity Pump, we believe that our maximum exposure to loss as of September 30, 2021 as a result of our involvement with the affiliate is $14.6 million, the amount of assets related to the supply agreement noted above.
4. Fair Value Measurements
We account for certain assets and liabilities at fair value and classify these assets and liabilities within the fair value hierarchy (Level 1, Level 2, or Level 3). Our other current assets and other current liabilities have fair values that approximate their carrying values.
Assets and liabilities subject to fair value measurements are as follows (in millions):

	As of September 30, 2021
	Level 1	Level 2	Level 3	Balance
Assets
Money market funds(1)	$337.5	$—	$—	$337.5
Time deposits(1)	100.0	—	—	100.0
U.S. government and agency securities(2)	—	2,180.1	—	2,180.1
Corporate debt securities(2)	—	440.9	—	440.9
Equity securities(3)	99.4	—	—	99.4
Contingent consideration(4)	—	—	2.5	2.5
Total assets	$536.9	$2,621.0	$2.5	$3,160.4
Liabilities
Contingent consideration(5)	—	—	19.9	19.9
Total liabilities	$—	$—	$19.9	$19.9

	As of December 31, 2020
	Level 1	Level 2	Level 3	Balance
Assets
Money market funds(1)	$323.1	$—	$—	$323.1
U.S. government and agency securities(2)	—	1,912.1	—	1,912.1
Corporate debt securities(2)	—	334.4	—	334.4
Equity securities(3)	78.4	—	—	78.4
Contingent consideration(4)	—	—	4.1	4.1
Total assets	$401.5	$2,246.5	$4.1	$2,652.1
Liabilities
Contingent consideration(5)	—	—	17.1	17.1
Total liabilities	$—	$—	$17.1	$17.1
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

12	United Therapeutics

Part I. Financial Information
(3)Included in current marketable investments on our consolidated balance sheets. The fair value of these securities is based on quoted market prices for identical instruments in active markets. During the three and nine months ended September 30, 2021, we recognized $18.3 million of net unrealized losses and $77.2 million of net unrealized and realized gains, respectively, on these securities. During the three and nine months ended September 30, 2020, we recognized $3.0 million and $18.0 million of net unrealized and realized losses, respectively, on these securities. We recorded these gains and losses on our consolidated statements of operations within other (expense) income, net. Refer to Note 3—Investments—Marketable Investments—Investments in Equity Securities with Readily Determinable Fair Values.
(4)Included in other current assets and other non-current assets on our consolidated balance sheets. We estimated the fair value of contingent consideration using a Monte Carlo simulation. The Monte Carlo simulation incorporates Level 3 inputs including price volatility of peer company stocks and the probability of completing certain milestones during a specified period of time. The fair value of our contingent consideration assets decreased by $1.6 million from December 31, 2020 to September 30, 2021. The loss was recorded within other (expense) income, net on our consolidated statements of operations.
(5)Included in other non-current liabilities on our consolidated balance sheets. The fair value of our contingent consideration obligations has been estimated using probability-weighted discounted cash flow models (DCFs). The DCFs incorporate Level 3 inputs including estimated discount rates that we believe market participants would consider relevant in pricing and the projected timing and amount of cash flows, which are estimated and developed, in part, based on the requirements specific to each acquisition agreement. The fair value of our contingent consideration liabilities increased by $2.8 million from December 31, 2020 to September 30, 2021. The loss was recorded within research and development on our consolidated statements of operations.
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
5. Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value and consist of the following, net of reserves (in millions):

	September 30, 2021	December 31, 2020
Raw materials	$15.9	$18.4
Work-in-progress	31.3	29.5
Finished goods	49.5	38.6
Total inventories	$96.7	$86.5

Quarterly Report	13

Part I. Financial Information
6. Goodwill and Other Intangible Assets
Goodwill and other intangible assets comprise the following (in millions):

	As of September 30, 2021			As of December 31, 2020
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill	$28.0	$—	$28.0	$28.0	$—	$28.0
Other intangible assets:
Technology, patents, and trade names	6.7	(5.5)	1.2	6.7	(5.5)	1.2
In-process research and development(1) (2)	15.5	—	15.5	128.9	—	128.9
Total	$50.2	$(5.5)	$44.7	$163.6	$(5.5)	$158.1
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
7. Property, Plant, and Equipment
Property, plant, and equipment (PP&E) consists of the following (in millions):

	September 30, 2021	December 31, 2020
Land and land improvements	$85.1	$74.9
Buildings, building improvements, and leasehold improvements	607.8	593.6
Buildings under construction	44.9	47.4
Furniture, equipment, and vehicles	330.1	325.0
Subtotal	1,067.9	1,040.9
Less—accumulated depreciation	(341.2)	(309.3)
Property, plant, and equipment, net	$726.7	$731.6
In 2019, we completed construction of a new cell culture and purification facility. During the first quarter of 2021, we decided to repurpose this facility to produce autologous cells that we intend to use to cellularize lung scaffolds for clinical studies. The decision to repurpose this facility was an indicator of impairment of the facility which we evaluated during the first quarter of 2021. Based on our impairment assessment, we recorded an $11.6 million impairment charge on the net book value of this facility during the first quarter of 2021. For the nine months ended September 30, 2021, we recorded $18.2 million of PP&E impairment charges in the aggregate, of which $16.7 million was recorded within research and development on our consolidated statements of operations and $1.5 million was recorded within selling, general, and administrative on our consolidated statements of operations. For the nine months ended September 30, 2020, we recorded a $5.4 million PP&E impairment charge, which was recorded within selling, general, and administrative on our consolidated statements of operations.
In August 2021, we entered into a commercial supply agreement (Supply Agreement) with MannKind Corporation (MannKind), which was later amended in October 2021. Pursuant to the Supply Agreement, MannKind is responsible for manufacturing and supplying Tyvaso DPI to us on a cost-plus basis. Unless earlier terminated, the initial term of the Supply Agreement continues until December 31, 2031 and will thereafter be renewed automatically for additional, successive two-year terms unless either party provides notice of non-renewal. We determined that the Supply Agreement contains certain lease components and have elected the expedient to combine lease and non-lease components as a single lease component. All payment obligations are variable in nature and costs incurred under the Supply Agreement during the three months ended September 30, 2021 were not material.
On October 5, 2021, we acquired a 141,960 square foot commercial building located in Silver Spring, Maryland for future expansion. The total purchase price was $50.8 million, inclusive of taxes, closing costs, and other related expenses.

14	United Therapeutics

Part I. Financial Information
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
At our option, amounts borrowed under the Credit Agreement bear interest at either the LIBOR rate or a fluctuating base rate, in each case, plus an applicable margin determined on a quarterly basis based on our consolidated ratio of total indebtedness to EBITDA (as calculated in accordance with the Credit Agreement). To date, we have elected to calculate interest on the outstanding balance at LIBOR plus an applicable margin. As of September 30, 2021 and December 31, 2020, our outstanding aggregate principal balance under the Credit Agreement was $800.0 million, all of which was classified as a non-current liability because we do not intend to repay any portion of this amount within one year.
The Credit Agreement contains customary events of default and customary affirmative and negative covenants. As of September 30, 2021, we were in compliance with these covenants. Lung Biotechnology PBC is our only subsidiary that guarantees our obligations under the Credit Agreement though, from time to time, one or more of our other subsidiaries may be required to guarantee our obligations.
In connection with the Credit Agreement, we capitalized debt issuance costs, which are being amortized to interest expense over the contractual term of the Credit Agreement. As of September 30, 2021, $2.4 million was recorded in other current assets and $7.5 million in other non-current assets on our consolidated balance sheets.
The interest expense reported on our consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020, related to our borrowings under the Credit Agreement.
9. Share-Based Compensation
As of September 30, 2021, we have two shareholder-approved equity incentive plans: the United Therapeutics Corporation Amended and Restated Equity Incentive Plan (the 1999 Plan) and the United Therapeutics Corporation Amended and Restated 2015 Stock Incentive Plan (the 2015 Plan). The 2015 Plan provides for the issuance of up to 11,000,000 shares of our common stock pursuant to awards granted under the 2015 Plan, which includes the 1,000,000 shares added pursuant to an amendment and restatement of the 2015 Plan approved by our shareholders in June 2021. No further awards will be granted under the 1999 Plan. We also have one equity incentive plan, the United Therapeutics Corporation 2019 Inducement Stock Incentive Plan (the 2019 Inducement Plan), that has not been approved by our shareholders, as permitted by the Nasdaq Stock Market rules. The 2019 Inducement Plan was approved by our Board of Directors in February 2019 and provides for the issuance of up to 99,000 shares of our common stock under awards granted to newly-hired employees. Currently, we grant equity-based awards to employees and members of our Board of Directors in the form of stock options and restricted stock units under the 2015 Plan, and we grant restricted stock units to newly-hired employees under the 2019 Inducement Plan. Refer to the sections entitled Stock Options and Restricted Stock Units below.
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

Quarterly Report	15

Part I. Financial Information
The following table reflects the components of share-based compensation expense (benefit) recognized in our consolidated statements of operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options	$5.8	$9.2	$19.8	$34.8
Restricted stock units	6.2	5.5	18.4	15.0
STAP awards	12.2	(27.5)	54.3	19.3
Employee stock purchase plan	0.4	0.3	1.3	1.0
Total share-based compensation expense (benefit) before tax	$24.6	$(12.5)	$93.8	$70.1
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
The following weighted average assumptions were used in estimating the fair value of stock options granted to employees during the nine months ended September 30, 2021 and 2020:

	September 30, 2021	September 30, 2020
Expected term of awards (in years)	5.7	5.6
Expected volatility	32.5%	33.4%
Risk-free interest rate	1.0%	0.5%
Expected dividend yield	—%	—%
A summary of the activity and status of stock options under our equity incentive plans during the nine-month period ended September 30, 2021 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2021	7,680,194	$126.27
Granted	43,653	177.33
Exercised	(320,672)	132.04
Forfeited/canceled	(333)	146.03
Outstanding at September 30, 2021	7,402,842	$126.32	4.9	$431.3
Exercisable at September 30, 2021	5,675,895	$125.40	4.6	$335.9
Unvested at September 30, 2021	1,726,947	$129.32	5.6	$95.4
The weighted average fair value of a stock option granted during each of the nine-month periods ended September 30, 2021 and September 30, 2020, was $56.69 and $34.56, respectively. These stock options have an aggregate grant date fair value of $2.5 million and $2.7 million, respectively. The total grant date fair value of stock options that vested during the nine-month periods ended September 30, 2021 and September 30, 2020 was $50.3 million and $73.3 million, respectively.

16	United Therapeutics

Part I. Financial Information
Total share-based compensation expense related to stock options is recorded as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of product sales	$—	$—	$0.1	$0.3
Research and development	—	0.5	0.4	1.8
Selling, general, and administrative	5.8	8.7	19.3	32.7
Share-based compensation expense before taxes	5.8	9.2	19.8	34.8
Related income tax benefit	(0.2)	(0.4)	(0.7)	(2.7)
Share-based compensation expense, net of taxes	$5.6	$8.8	$19.1	$32.1
As of September 30, 2021, unrecognized compensation cost related to stock options was $31.3 million. Unvested outstanding stock options as of September 30, 2021 had a weighted average remaining vesting period of 1.4 years.
Stock option exercise data is summarized below (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Number of options exercised	107,233	54,834	320,672	401,383
Cash received	$14.0	$3.5	$42.3	$25.9
Total intrinsic value of options exercised	$8.0	$3.1	$17.4	$21.8
Restricted Stock Units
Each restricted stock unit entitles the recipient to one share of our common stock upon vesting. We measure the fair value of restricted stock units using the stock price on the date of grant. Share-based compensation expense for restricted stock units is recorded ratably over their vesting period. A summary of the activity with respect to, and status of, restricted stock units during the nine-month period ended September 30, 2021 is presented below:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at January 1, 2021	440,528	$102.40
Granted	187,212	166.03
Vested	(208,503)	106.25
Forfeited/canceled	(22,274)	120.52
Unvested at September 30, 2021	396,963	$129.37
Total share-based compensation expense related to restricted stock units is recorded as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of product sales	$0.5	$0.3	$1.5	$1.0
Research and development	2.0	1.9	6.0	5.4
Selling, general, and administrative	3.7	3.3	10.9	8.6
Share-based compensation expense before taxes	6.2	5.5	18.4	15.0
Related income tax benefit	(1.5)	(1.3)	(4.4)	(3.5)
Share-based compensation expense, net of taxes	$4.7	$4.2	$14.0	$11.5
As of September 30, 2021, unrecognized compensation cost related to the grant of restricted stock units was $38.2 million. Unvested outstanding restricted stock units as of September 30, 2021 had a weighted average remaining vesting period of 1.9 years.

Quarterly Report	17

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
The aggregate STAP liability balance was $83.5 million and $96.8 million at September 30, 2021 and December 31, 2020, respectively, all of which was classified as a current liability on our consolidated balance sheets.
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
The fair value of the STAP awards is measured at the end of each financial reporting period because the awards are settled in cash.
The table below includes the weighted average assumptions used to measure the fair value of the outstanding STAP awards:

	September 30, 2021	September 30, 2020
Expected term of awards (in years)	1.4	1.8
Expected volatility	33.1%	32.8%
Risk-free interest rate	0.1%	0.1%
Expected dividend yield	—%	—%
The closing price of our common stock was $184.58 and $101.00 on September 30, 2021 and September 30, 2020, respectively. The closing price of our common stock was $151.79 on December 31, 2020.
A summary of the activity and status of STAP awards during the nine-month period ended September 30, 2021 is presented below:

	Number of Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2021	2,121,860	$118.48
Granted	—	—
Exercised	(931,190)	117.01
Forfeited/canceled	(562)	145.30
Outstanding at September 30, 2021	1,190,108	$119.63	2.7	$77.3
Exercisable at September 30, 2021	1,180,108	$120.19	2.7	$76.0
Unvested at September 30, 2021	10,000	$52.57	1.2	$1.3
Share-based compensation expense (benefit) recognized in connection with STAP awards is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of product sales	$0.4	$(0.9)	$2.3	$1.3
Research and development	3.5	(5.6)	10.1	5.3
Selling, general, and administrative	8.3	(21.0)	41.9	12.7
Share-based compensation expense (benefit) before taxes	12.2	(27.5)	54.3	19.3
Related income tax (benefit) expense	(1.5)	4.9	(9.0)	(4.2)
Share-based compensation expense (benefit), net of taxes	$10.7	$(22.6)	$45.3	$15.1
Cash paid to settle STAP exercises during the nine-month periods ended September 30, 2021 and September 30, 2020 was $67.6 million and $12.2 million, respectively.

18	United Therapeutics

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
The components of basic and diluted earnings per common share comprised the following (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net income	$162.7	$171.2	$363.6	$416.0
Denominator:
Weighted average outstanding shares — basic	44.9	44.4	44.8	44.1
Effect of dilutive securities(1):
Stock options, restricted stock units, and employee stock purchase plan	2.7	0.2	2.3	0.3
Weighted average shares — diluted(2)	47.6	44.6	47.1	44.4
Net income per common share:
Basic	$3.62	$3.86	$8.12	$9.43
Diluted	$3.42	$3.84	$7.72	$9.37

Stock options and restricted stock units excluded from calculation(2)	—	7.5	0.1	7.4
(1)Calculated using the treasury stock method.
(2)The common shares underlying certain stock options and restricted stock units have been excluded from the computation of diluted earnings per share because their impact would be anti-dilutive.
11. Income Taxes
Our effective income tax rate (ETR) for the nine months ended September 30, 2021 and 2020 was 20 percent and 21 percent, respectively. Our ETR for the nine months ended September 30, 2021 decreased compared to the ETR for the nine months ended September 30, 2020 primarily due to a decrease in valuation allowance partially offset by increases in blended state income tax rates.
We record interest and penalties related to uncertain tax positions as a component of income tax expense. As of September 30, 2021 and December 31, 2020, our total liability for unrecognized tax benefits, including related interest, was approximately $5.3 million and $4.9 million, respectively. The total amount of unrecognized tax benefits relating to our tax positions is subject to change based on future events and it is reasonably possible that the balance could change significantly over the next 12 months. Given the uncertainty of future events, we are unable to reasonably estimate the range of possible adjustments to the balance of our unrecognized tax benefits.

Quarterly Report	19

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

	Three Months Ended September 30,
2021	Tyvaso(1)	Remodulin(1)	Orenitram	Unituxin	Adcirca	Total
Net product sales	$164.2	$125.4	$85.2	$55.3	$14.6	$444.7
Cost of product sales	7.8	6.9	4.5	2.4	6.1	27.7
Gross profit	$156.4	$118.5	$80.7	$52.9	$8.5	$417.0

2020
Net product sales	$129.5	$124.5	$74.7	$37.6	$13.8	$380.1
Cost of product sales	5.0	4.9	5.1	2.9	6.1	24.0
Gross profit	$124.5	$119.6	$69.6	$34.7	$7.7	$356.1

	Nine Months Ended September 30,
2021	Tyvaso(1)	Remodulin(1)	Orenitram	Unituxin	Adcirca	Total
Net product sales	$441.0	$395.4	$233.8	$152.3	$47.8	$1,270.3
Cost of product sales	20.6	23.5	12.4	11.0	20.4	87.9
Gross profit	$420.4	$371.9	$221.4	$141.3	$27.4	$1,182.4

2020
Net product sales	$351.6	$388.8	$219.1	$93.2	$45.7	$1,098.4
Cost of product sales	14.7	16.2	13.7	9.1	19.6	73.3
Gross profit	$336.9	$372.6	$205.4	$84.1	$26.1	$1,025.1
(1) Net product sales and cost of product sales include sales of delivery devices for the respective product, including, with respect to Remodulin, the Remunity Pump.
Geographic revenues are determined based on the country in which our customers (distributors) are located. Total revenues from external customers by geographic area are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
United States	$412.1	$369.0	$1,178.1	$1,046.5
Rest of World	32.6	11.1	92.2	51.9
Total	$444.7	$380.1	$1,270.3	$1,098.4
We recorded revenue from three distributors in the United States that exceeded 10 percent of total revenues. Revenue from these three distributors as a percentage of total revenues is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Distributor 1	49%	56%	50%	56%
Distributor 2	30%	28%	28%	27%
Distributor 3	10%	10%	11%	8%

20	United Therapeutics

Part I. Financial Information
13. Litigation
Sandoz Antitrust Litigation
On April 16, 2019, Sandoz Inc. (Sandoz) and its marketing partner RareGen, LLC (now known as Liquidia PAH, LLC, a subsidiary of Liquidia Corporation) (RareGen), filed a complaint in the U.S. District Court for the District of New Jersey against us and Smiths Medical ASD, Inc. (Smiths Medical), alleging that we and Smiths Medical engaged in anticompetitive conduct in connection with plaintiffs’ efforts to launch their generic version of Remodulin. In particular, the complaint alleges that we and Smiths Medical unlawfully impeded competition by entering into an agreement to produce CADD-MS®3 cartridges specifically for the delivery of subcutaneous Remodulin, without making these cartridges available for the delivery of Sandoz’s generic version of Remodulin. The parties completed expedited discovery in anticipation of a motion filed by the plaintiffs on October 4, 2019, seeking preliminary injunctive relief. We and Smiths Medical filed a motion to dismiss the complaint, and we filed our opposition to plaintiffs’ motion for a preliminary injunction on October 25, 2019. On January 29, 2020, the Court issued a decision denying the request for preliminary injunction sought by Sandoz and RareGen. According to the Court, “[Sandoz and RareGen] have not met their burden of demonstrating a reasonable probability of eventual success in the litigation.” The Court also denied our and Smiths Medical’s motion to dismiss the entire action. Plaintiffs declined to appeal the Court’s denial of their motion for preliminary injunction. On March 30, 2020, the plaintiffs filed an amended complaint to add a count alleging that we breached our earlier patent settlement agreement with Sandoz by refusing to grant Sandoz access to cartridges. The parties have substantially completed fact and expert discovery and are currently briefing motions by Sandoz and United Therapeutics for summary judgment on a variety of issues. We do not anticipate a trial before mid-2022 at the earliest.
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
Patent Litigation with Liquidia Technologies, Inc.
On March 30, 2020, Liquidia Technologies, Inc. (Liquidia) filed two petitions for inter partes review (IPR) with the Patent Trial and Appeal Board (PTAB) of the U.S. Patent and Trademark Office (USPTO). In its petitions, Liquidia seeks to invalidate U.S. Patent Nos. 9,604,901 (the ’901 patent) and 9,593,066 (the ’066 patent), both of which relate to a method of making treprostinil, the active pharmaceutical ingredient in Tyvaso, Remodulin, and Orenitram. These patents were issued in March 2017 and are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations publication, also known as the Orange Book, for Tyvaso, Remodulin, and Orenitram. In July 2020, we filed preliminary responses to the petitions. On October 13, 2020, the PTAB declined to institute IPR proceedings on the ’066 patent because Liquidia failed to establish a reasonable likelihood of prevailing on any claim relating to the ’066 patent. Also on October 13, 2020, the PTAB instituted IPR proceedings on the ’901 patent. We received a final written decision from the PTAB on October 8, 2021. The final written decision found that Liquidia had proven the invalidity of seven of the claims of the ‘901 patent, but failed to prove the invalidity of two other claims. Each party has the right to appeal this decision, and no cancelation of claims takes effect until resolution of any appeals.
In January 2020, Liquidia submitted an NDA to the FDA for approval of LIQ861, a dry powder inhalation formulation of treprostinil. This NDA was submitted under the 505(b)(2) regulatory pathway with Tyvaso as the reference listed drug. On November 25, 2020, Liquidia issued a press release stating that the FDA issued a complete response letter for its NDA, identifying “the need for additional information and clarification on chemistry, manufacturing and controls (CMC) data pertaining to the drug product and device biocompatibility.” According to Liquidia, it does not anticipate the complete response letter will affect its projected launch timing of LIQ861 in the second half of 2022. Liquidia announced on May 10, 2021, and June 2, 2021, respectively, that it had resubmitted its NDA in response to the complete response letter and that the FDA had accepted that resubmitted NDA for review.
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

Quarterly Report	21

Part I. Financial Information
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
On January 7, 2021, Liquidia filed another petition for IPR with the PTAB. In its petition, Liquidia seeks to invalidate the ’793 patent. On August 11, 2021, the PTAB issued a decision instituting review. The parties will have an opportunity to submit additional evidence and arguments, and the PTAB’s deadline to issue a final written decision regarding the ’793 patent will be in August 2022. Any appeals of the PTAB’s final written decision would delay any final outcome.
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
On October 15, 2021, we filed a motion for judgment on the pleadings, seeking to dismiss plaintiffs’ claims in this litigation. On that same day, plaintiffs filed an amended complaint that includes state antitrust claims based on alleged facts similar to those raised by Sandoz and RareGen in the matter described above, and adding Smiths Medical as a defendant. We filed a motion to strike this amended complaint on October 21, 2021. The Court has set a case schedule with trial commencing in October 2023.
We intend to vigorously defend against this lawsuit.

22	United Therapeutics

Part I. Financial Information
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
340B Program Litigation
We participate in the Public Health Service’s 340B drug pricing program (the 340B program), through which we sell our products at discounted prices to covered entities, including through pharmacies that have contracts with such covered entities (340B contract pharmacies). Increasing use of 340B contract pharmacies, coupled with a lack of oversight and transparency, has resulted in increased risks of 340B statutory violations related to the diversion of 340B-purchased drugs to individuals who are not patients of the 340B covered entity, and to prohibited “duplicate discounts” when 340B-purchased drugs are also billed to Medicaid. On November 13, 2020, we notified the U.S. Health Resources and Services Administration (HRSA) that we would begin implementing narrowly-tailored 340B contract pharmacy policies with the goal of stemming abuses of the 340B program without upsetting the status quo or creating hardship for covered entities or their patients. At around the same time, a number of other manufacturers also announced their own policies aimed at stemming 340B program abuses.
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
On June 23, 2021, we commenced litigation against HRSA and HHS in the U.S. District Court for the District of Columbia seeking to vindicate the lawfulness of our 340B program contract pharmacy policies. The parties have submitted and fully briefed cross-motions for summary judgment, and the court heard oral argument on those motions, and also similar motions in a related case involving Novartis, on October 12, 2021. Litigation involving other manufacturers is also moving forward in parallel with our case and may influence the outcome in our case.

Quarterly Report	23

Part I. Financial Information
On September 22, 2021, HRSA sent to us, along with the other manufacturers challenging HRSA’s 340B interpretation, letters stating that HRSA is referring “this issue to the HHS Office of the Inspector General (OIG)” for potential enforcement action. We have not received any communication from the OIG regarding our 340B contract pharmacy policy.
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

24	United Therapeutics

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
•The timing and outcome of clinical studies, other research and development efforts, and related regulatory filings and approvals, including our plans to resubmit and obtain approval of a new drug application (NDA) for Tyvaso DPI;
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
•The expected benefits from our recent conversion to a Delaware public benefit corporation;
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

Quarterly Report	25

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
Overview of Marketed Products
We market and sell the following commercial products:
•Tyvaso, an inhaled formulation of the prostacyclin analogue treprostinil, approved by the FDA and regulatory authorities in Argentina and Israel to improve exercise ability in PAH patients. Tyvaso was also approved by the FDA in March 2021 to improve exercise ability in patients with pulmonary hypertension associated with interstitial lung disease (PH-ILD).
•Remodulin, a continuously-infused formulation of treprostinil, approved by the FDA for subcutaneous and intravenous administration to diminish symptoms associated with exercise in patients with pulmonary arterial hypertension (PAH). Remodulin has also been approved in various countries outside of the United States. In February 2021, we launched U.S. sales of the Remunity Pump, a new subcutaneous delivery system for Remodulin.
•Orenitram, a tablet dosage form of treprostinil, approved by the FDA to delay disease progression and improve exercise capacity in PAH patients.
•Unituxin, a monoclonal antibody approved in the United States, Canada, and Japan for the treatment of high-risk neuroblastoma.
•Adcirca, an oral PDE-5 inhibitor approved by the FDA to improve exercise ability in PAH patients.
Revenues
Our net product sales consist of sales of the five commercial products noted above. We have entered into separate, non-exclusive distribution agreements with Accredo Health Group, Inc. and its affiliates (Accredo) and Caremark, L.L.C. (CVS Specialty) to distribute Tyvaso, Remodulin (including the Remunity Pump), and Orenitram in the United States, and we have entered into an exclusive distribution agreement with ASD Specialty Healthcare, Inc., an affiliate of AmerisourceBergen Corporation, to distribute Unituxin in the United States. We also sell Tyvaso, Remodulin, and Unituxin to distributors internationally. We sell Adcirca through the pharmaceutical wholesale network of Eli Lilly and Company (Lilly). To the extent we have increased the price of any of these products, increases have typically been in the single-digit percentages per year, except for Adcirca, the price of which is set solely by Lilly.
We require our specialty pharmaceutical distributors to maintain reasonable levels of inventory reserves because the interruption of Tyvaso, Remodulin, or Orenitram therapy can be life threatening. Our specialty pharmaceutical distributors typically place monthly orders based on current utilization trends and contractual minimum and maximum inventory requirements. As a result, sales of Tyvaso, Remodulin, and Orenitram can vary depending on the timing and magnitude of these orders and do not precisely reflect changes in patient demand.

26	United Therapeutics

Part I. Financial Information
Generic Competition and Challenges to our Intellectual Property Rights
Remodulin – Generic Competition
We settled litigation with Sandoz related to its ANDA seeking FDA approval to market a generic version of Remodulin and in March 2019, Sandoz announced the availability of its generic product in the United States. We have also entered into similar settlement agreements with other generic companies, some of which have also launched sales of generic versions of Remodulin. Through September 30, 2021, we have seen minimal erosion of Remodulin sales as a result of generic treprostinil competition in the United States. We are currently engaged in litigation with Sandoz and its marketing partner, RareGen, a subsidiary of Liquidia, related to the infusion devices used to deliver Remodulin subcutaneously. We understand that generic treprostinil was initially launched by Sandoz/RareGen for use only by intravenous administration. In May 2021, Liquidia announced that Sandoz’s generic treprostinil has been made available for subcutaneous use, following FDA clearance of a cartridge that can deliver the product via the Smiths Medical MS-3 pump. See Note 13—Litigation, to our consolidated financial statements included in this Quarterly Report on Form 10-Q. We do not expect these developments to have a significant impact on our Remodulin business, based on the relatively immaterial impact of generic treprostinil on our sales of Remodulin for intravenous administration.
Regulatory authorities in various European countries began approving generic versions of Remodulin in 2018, followed by pricing approvals and launches in most of these countries in 2019 and 2020. As a result, our international Remodulin revenues have come under pressure due to increased competition and a reduction in our contractual transfer price for Remodulin sold by certain international distributors for sales in countries in which the pricing of Remodulin is impacted by the generic competition.
Tyvaso and Orenitram – Potential Future Generic Competition
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
Liquidia – LIQ861
We are engaged in patent litigation with Liquidia concerning three patents related to Tyvaso. The litigation is proceeding in parallel in two fora: (1) federal district court; and (2) the Patent Trial and Appeal Board (PTAB) of the U.S. Patent and Trademark Office.
As background, in January 2020 Liquidia submitted an NDA to the FDA for approval of LIQ861, a dry powder formulation of treprostinil for inhalation. LIQ861, if approved, would compete directly with Tyvaso and our other treprostinil-based products, and would also compete with Tyvaso DPI if it is approved. The LIQ861 NDA was submitted under the 505(b)(2) regulatory pathway with Tyvaso as the reference listed drug. In November 2020, Liquidia announced that the FDA issued a complete response letter declining to approve its NDA. Liquidia later announced that it resubmitted its NDA and expects the FDA’s review to be complete by November 2021.
Following the initial submission of the LIQ861 NDA, we filed a lawsuit in federal district court against Liquidia for patent infringement. As a result, the FDA is automatically precluded from approving Liquidia’s NDA for up to 30 months (a period that expires in October 2022) or until final judgment is issued in the district court litigation, whichever occurs first. Liquidia contends that each asserted claim of these three patents is invalid and/or not infringed by LIQ861. Trial is scheduled for March 2022.
Separately, Liquidia has been attempting to invalidate these patents by filing petitions for inter partes review (IPR) with the PTAB. Challengers in IPR proceedings have a lower burden of proof (preponderance of the evidence) relative to district court litigation (clear and convincing evidence) to successfully challenge the validity of patent claims. The PTAB refused to institute one of the IPRs, and the other two are proceeding on separate timelines:
•U.S. Patent No. 9,593,066: In October 2020, the PTAB declined to institute IPR proceedings relating to this patent because Liquidia failed to establish a reasonable likelihood of prevailing on any claim of this patent.
•U.S. Patent No. 9,604,901: In October 2021, the PTAB issued a final written decision on Liquidia’s IPR relating to this patent. The PTAB upheld the patentability of two of the claims of this patent, one of which is being asserted against Liquidia in the district court litigation, and found that seven other claims of this patent were unpatentable. All claims of this patent remain valid until any IPR appeals are exhausted.
•U.S. Patent No. 10,716,793: In August 2021, the PTAB instituted IPR proceedings related to this patent. The PTAB has until August 2022 to issue a final written decision regarding this IPR.

Quarterly Report	27

Part I. Financial Information
In order to prevail in our district court litigation against Liquidia, we need a judgment that at least one of the claims of at least one of these patents is not invalid and is infringed by LIQ861. We must prove infringement by a preponderance of the evidence, and in order for Liquidia to prevail on its invalidity defense, it must prove invalidity by clear and convincing evidence. For further details, please see Note 13—Litigation, to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
Adcirca – Generic Competition
A U.S. patent for Adcirca for the treatment of pulmonary hypertension expired in November 2017, and FDA-conferred regulatory exclusivity expired in May 2018, leading to the launch of a generic version of Adcirca by Mylan N.V. in August 2018, and by additional companies in February 2019. Generic competition for Adcirca has had a material adverse impact on Adcirca net product sales.
General
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

28	United Therapeutics

Part I. Financial Information
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
We measure the fair value of STAP awards and stock options using inputs and assumptions under the Black-Scholes-Merton model. We measure the fair value of restricted stock units using our stock price on the date of grant. Although we no longer grant STAP awards, we still had approximately 1.2 million STAP awards outstanding as of September 30, 2021. We account for STAP awards as liabilities because they are settled in cash. As such, we must re-measure the fair value of STAP awards at the end of each financial reporting period until the awards are no longer outstanding. Changes in our STAP liability resulting from such re-measurements are recorded as adjustments to share-based compensation expense and can create volatility within our operating expenses from period to period. The following factors, among others, impact the amount of share-based compensation expense recognized in connection with STAP awards from period to period: (1) volatility in the price of our common stock (specifically, increases in the price of our common stock will generally result in an increase in our STAP liability and related compensation expense, while decreases in our stock price will generally result in a reduction in our STAP liability and related compensation expense); and (2) changes in the number of outstanding awards.
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
Select Pipeline Programs

Product	Mode of Delivery	Indication	Current Status STUDY NAME	Our Territory
Tyvaso DPI™ (treprostinil)	Inhaled dry powder via pre-filled, single-use cartridges	PAH and PH-ILD	Phase 3 BREEZE and pivotal pharmacokinetic studies completed; FDA complete response letter received October 2021; NDA planned to be resubmitted addressing single deficiency identified by the FDA	Worldwide
Tyvaso (treprostinil)	Inhaled	PH-COPD	Phase 3 PERFECT study	Worldwide
OreniPro™ (twice-daily, oral treprostinil prodrug)	Oral	PAH	Phase 1	Worldwide
RemoPro™ (subcutaneous Remodulin prodrug)	Continuous subcutaneous	PAH	Phase 1	Worldwide
Tyvaso (treprostinil)	Inhaled	IPF	Phase 3 TETON study	Worldwide
Ralinepag (IP receptor agonist)	Oral	PAH	Phase 3 ADVANCE studies	Worldwide, subject to out-licenses granted in certain Asian territories
Aurora-GT™ (eNOS gene therapy)	Intravenous	PAH	SAPPHIRE study (registration phase in Canada)	United States

Quarterly Report	29

Part I. Financial Information
Remunity Pump, RemoPro, and RemoLife
In February 2021, we launched commercial sales of the Remunity Pump, which is a pre-filled, semi-disposable system for subcutaneous delivery of treprostinil, developed in collaboration with DEKA Research & Development Corp. (DEKA) under an exclusive development and license agreement. The Remunity Pump consists of a small, lightweight, durable pump and separate controller. The Remunity Pump uses disposable cartridges filled with Remodulin, which can be connected to the pump with less patient manipulation than is typically involved in filling other currently-available subcutaneous pumps. In November 2019, we entered into a supply agreement with an affiliate of DEKA to manufacture and supply the Remunity Pump to us. Under the terms of the agreement, we reimburse all of DEKA’s and its affiliates’ costs to manufacture the Remunity Pump.
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
Tyvaso — INCREASE, PERFECT, and TETON studies
In February 2020, we reported the results of the INCREASE phase 3 registration study of Tyvaso in patients with WHO Group 3 pulmonary hypertension associated with interstitial lung disease (including idiopathic pulmonary fibrosis (IPF) and combined pulmonary fibrosis and emphysema) (PH-ILD). The study met all of its primary and secondary endpoints. In January and June 2021, data from the INCREASE study were published in the New England Journal of Medicine and The Lancet Respiratory Medicine, respectively. In March 2021, the FDA approved our efficacy supplement to the Tyvaso new drug application, which resulted in revised labeling reflecting the outcome of the INCREASE study. As a result, Tyvaso is now the first and only therapy approved by the FDA to treat PH-ILD, which we estimate affects at least 30,000 patients in the United States. We intend to seek approval for Tyvaso in Europe to treat PH-ILD, and are evaluating plans to commercialize the product in Europe if it is approved.
We are enrolling a phase 3 registration study called PERFECT, which is a study of Tyvaso in patients with WHO Group 3 pulmonary hypertension associated with chronic obstructive pulmonary disease (PH-COPD). There are presently no FDA approved therapies indicated for the treatment of PH-COPD, which we estimate affects 100,000 patients in the United States.
We commenced enrollment of a phase 3 study called TETON, which is a study of Tyvaso in patients with IPF. The primary endpoint of this study, which will be conducted entirely in the United States, is the change in absolute forced vital capacity (FVC) from baseline to week 52. The TETON study was prompted by data from the INCREASE study, which demonstrated improvements in certain key parameters of lung function in pulmonary hypertension patients with fibrotic lung disease (improved absolute FVC and reduced exacerbations of underlying lung disease). Specifically, in the INCREASE study, treatment with Tyvaso resulted in significant improvements in percent predicted FVC at weeks 8 and 16, with subjects having underlying etiologies of idiopathic interstitial pneumonias (week 8: 2.0%, p=0.0373 and week 16: 2.9%; p=0.0096) and IPF (week 8: 2.5%; p=0.0380 and week 16: 3.5%; p=0.0147) showing the greatest improvement. Consistent positive effects were also observed in patients with chronic hypersensitivity pneumonitis and environmental/occupational lung disease. These data points, combined with substantial preclinical evidence of antifibrotic activity of treprostinil, suggest that Tyvaso may offer a treatment option for patients with fibrotic lung disease. In December 2020, the FDA granted orphan designation for treprostinil to treat IPF. We are in the planning stages for an additional phase 3 study of Tyvaso in IPF that will be similar to TETON, but conducted outside the United States.
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

30	United Therapeutics

Part I. Financial Information
We completed two clinical studies of Tyvaso DPI. One was a study in healthy volunteers, comparing the pharmacokinetics of Tyvaso DPI to Tyvaso Inhalation Solution. We completed the study in October 2020, and announced in January 2021 that the study demonstrated comparable systemic treprostinil exposure between Tyvaso DPI and Tyvaso Inhalation Solution. In December 2020, we completed a clinical study called BREEZE, which evaluated the safety and pharmacokinetics of switching PAH patients from Tyvaso Inhalation Solution to Tyvaso DPI. The BREEZE study demonstrated safety and tolerability of Tyvaso DPI in subjects with PAH transitioning from Tyvaso Inhalation Solution, and comparable systemic treprostinil exposure between Tyvaso DPI and Tyvaso Inhalation Solution. In April 2021, we submitted an NDA to the FDA seeking approval for Tyvaso DPI to treat both PAH and PH-ILD.
On October 15, 2021, the FDA provided us a complete response in which it declined to approve the Tyvaso DPI NDA. In its complete response, the FDA cited a single deficiency preventing approval of Tyvaso DPI, related to an open inspection issue at a third-party analytical testing facility for treprostinil drug substance. We are working to address this issue and resubmit the NDA. The complete response also notes, but does not cite as a deficiency, that the FDA has not yet completed its review of a Citizen’s Petition submitted to the FDA in July 2021 concerning the safety of an excipient in Tyvaso DPI. The FDA did not cite any deficiencies or issues related to operations performed at any United Therapeutics or MannKind Corporation facility for manufacturing, testing, and packaging of treprostinil drug substance, finished Tyvaso DPI drug product, or its associated device. Prior to receipt of the complete response, we received comments from the FDA to our draft labeling for Tyvaso DPI. As revised by the FDA, draft labeling for Tyvaso DPI includes the same indications as Tyvaso for PAH and PH-ILD to improve exercise ability, and does not contain any contraindications or a boxed warning. We believe that the single deficiency identified in the complete response will be resolved quickly and that Tyvaso DPI can receive approval by the summer of 2022, if not earlier.
In August 2021 we entered into a commercial supply agreement with MannKind (the Supply Agreement), which was later amended in October 2021. Pursuant to the Supply Agreement, MannKind is responsible for manufacturing and supplying Tyvaso DPI to us on a cost-plus basis. Unless earlier terminated, the initial term of the Supply Agreement continues until December 31, 2031 and will thereafter be renewed automatically for additional, successive two-year terms unless we give 24 months’ written notice of non-renewal, or MannKind gives 48 months’ written notice of non-renewal, prior to the end of the initial term or any additional renewal term. Each party has normal and customary termination rights, including termination for the other party’s material breach that is not cured within a specific timeframe or in the event of liquidation, bankruptcy or insolvency of the other party.
OreniPro
We are developing an oral prodrug version of Orenitram we call OreniPro. We completed an initial phase 1 study of an immediate release formulation of OreniPro during the second quarter of 2020, and we recently completed a phase 1 study of extended-release formulations of OreniPro. Based on the results of this phase 1 study, we plan to develop OreniPro for twice-a-day (BID) dosing. This is expected to be more convenient compared to Orenitram, which is approved for both BID and three times daily (TID) dosing, but is more commonly administered TID.
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

Quarterly Report	31

Part I. Financial Information
Organ Manufacturing
Each year, end-stage organ failure kills millions of people. A significant number of these patients could have benefited from an organ transplant. Unfortunately, the number of usable, donated organs available for transplantation has not grown significantly over the past half century while the need has soared. Our long-term goals are aimed at addressing this shortage. With advances in technology, we believe that creating an unlimited supply of tolerable manufactured organs is now principally an engineering challenge, and we are dedicated to finding engineering solutions. We are engaged in research and development of a variety of technologies designed to increase the supply of transplantable organs and tissues and to improve outcomes for transplant recipients. In 2019, we entered into a collaboration agreement with the University of Alabama at Birmingham to develop a pilot-scale, designated pathogen-free facility to house genetically modified pigs, with a goal of commencing human clinical trials of xenotransplanted kidneys from pigs to humans in the near term. In August 2020, we began to conduct operations at the facility with the first introduction of genetically modified pigs, and in March 2021, the facility received its recertification of compliance from the American Association for Accreditation of Laboratory Animal Care. In 2019, we also entered into and amended agreements with NYU Langone and University of Maryland Baltimore, respectively, to conduct preclinical testing of our porcine xenografts, which have been generating data regarding our xenokidneys and xenohearts, respectively. We are also developing technologies to increase the supply of donor lungs through ex-vivo lung perfusion. While we continue to develop and commercialize therapies for rare and life-threatening conditions, we view organ manufacturing as a complementary solution for a broad array of diseases, many of which (such as PAH) have proven incurable to date through more traditional pharmaceutical and biologic therapies. For this reason, in 2015 we created a wholly-owned public benefit corporation called Lung Biotechnology PBC, chartered with the express purpose of “address[ing] the acute national shortage of transplantable lungs and other organs with a variety of technologies that either delay the need for such organs or expand the supply.”
Trevyent
In August 2018, we acquired SteadyMed Ltd. (SteadyMed), which was developing Trevyent, a drug-device combination product for delivery of subcutaneous treprostinil. Following our acquisition of SteadyMed, we submitted an NDA for Trevyent to the FDA in June 2019. In April 2020, the FDA issued a complete response letter (CRL) declining to approve the NDA. Following the CRL, additional comments provided by the FDA indicated that we would need to both redesign the product to improve pump accuracy in certain respects and conduct a clinical study of the redesigned product. These additional steps would have caused considerable additional delay, and additional development efforts may not ultimately have been successful in addressing the FDA’s comments. We decided that continued development of Trevyent was no longer commercially reasonable in light of this additional FDA feedback, and discontinued our efforts to develop the product for the U.S. market.
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

32	United Therapeutics

Part I. Financial Information
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

Platform	Enabling Technologies
Tyvaso (inhaled treprostinil)	Tyvaso DPI, PERFECT study, TETON studies
Remodulin (parenteral treprostinil)	RemoPro, Remunity (machine-filled)
Orenitram (oral treprostinil)	OreniPro
New Chemical Entities and New Biologics	Ralinepag, SAPPHIRE study
Organ Manufacturing and Transplantation	Xenotransplantation, three-dimensional organ printing, regenerative medicine, ex-vivo lung perfusion
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
Recent Developments
As announced in the proxy statement for our 2021 annual meeting of shareholders, and discussed further in the definitive proxy statement on Schedule 14A we filed with the SEC on August 19, 2021, we held a special meeting of shareholders on September 30, 2021 to seek shareholder approval of an amendment to our restated certificate of incorporation to become a Delaware public benefit corporation (PBC). At that meeting, shareholders approved the PBC conversion, and we completed the conversion later that same day. A Delaware PBC is a for-profit corporation whose certificate of incorporation identifies one or more specific public benefits that it will seek to promote in addition to shareholders’ financial interests. In the case of United Therapeutics, our certificate of incorporation now includes the following public benefit purpose: “to provide a brighter future for patients through (a) the development of novel pharmaceutical therapies; and (b) technologies that expand the availability of transplantable organs.” We believe this change will: help align our legal form with our longstanding commitment to serve our patients; enhance our ability to recruit and retain top talent; reinforce our standing and credibility with regulators and stakeholders; attract more of the rapidly growing pools of duration, impact, and environmental, social, and governance (ESG)-screened capital; and therefore enhance our ability to create excellent and sustainable value for our shareholders. This proposed conversion is a logical extension for us. As mentioned above, in 2015, we formed the first-ever PBC subsidiary of a public biopharmaceutical company, called Lung Biotechnology PBC, chartered in Delaware with the express purpose of “address[ing] the acute national shortage of transplantable lungs and other organs with a variety of technologies that either delay the need for such organs or expand the supply.”

Quarterly Report	33

Part I. Financial Information
Results of Operations
Three and Nine Months Ended September 30, 2021 and September 30, 2020
Revenues
The table below presents the components of total revenues (dollars in millions):

	Three Months Ended September 30,		Dollar Change	Percentage Change	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2021	2020			2021	2020
Net product sales:
Tyvaso	$164.2	$129.5	$34.7	27%	$441.0	$351.6	$89.4	25%
Remodulin	125.4	124.5	0.9	1%	395.4	388.8	6.6	2%
Orenitram	85.2	74.7	10.5	14%	233.8	219.1	14.7	7%
Unituxin	55.3	37.6	17.7	47%	152.3	93.2	59.1	63%
Adcirca	14.6	13.8	0.8	6%	47.8	45.7	2.1	5%
Total revenues	$444.7	$380.1	$64.6	17%	$1,270.3	$1,098.4	$171.9	16%
Net product sales from our treprostinil-based products (Tyvaso, Remodulin, and Orenitram) grew by $46.1 million and $110.7 million for the three and nine months ended September 30, 2021, respectively, as compared to the same periods in 2020.
Tyvaso net product sales for the three and nine months ended September 30, 2021, increased as compared to the same periods in 2020, primarily due to an increase in quantities sold, reflecting an increased number of patients following the PH-ILD label expansion.
Remodulin net product sales for the nine months ended September 30, 2021, increased as compared to the same period in 2020, driven by a $23.5 million increase in international Remodulin net product sales, partially offset by a $16.9 million decrease in U.S. Remodulin net product sales. The increase in international Remodulin net product sales was due to reduced orders by an international distributor in 2020 in order to reduce its inventory as a result of the impact of generic competition.
Orenitram net product sales for the three and nine months ended September 30, 2021, increased as compared to the same periods in 2020, due to an increase in quantities sold, reflecting an increased number of patients and, to a lesser extent, a price increase.
Unituxin net product sales for the three and nine months ended September 30, 2021, increased as compared to the same periods in 2020, due to an increase in quantities sold and, to a lesser extent, price increases. For the three and nine months ended September 30, 2021, the increase in quantities sold included $9.0 million and $12.1 million, respectively, related to the launch of Unituxin in Japan.

34	United Therapeutics

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

	Three Months Ended September 30, 2021
	Rebates and Chargebacks	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, July 1, 2021	$61.3	$3.4	$8.6	$5.2	$78.5
Provisions attributed to sales in:
Current period	48.3	10.2	—	8.0	66.5
Prior periods	6.0	—	(0.8)	1.3	6.5
Payments or credits attributed to sales in:
Current period	(1.0)	(6.2)	—	(1.3)	(8.5)
Prior periods	(44.5)	(3.3)	(0.4)	(4.3)	(52.5)
Balance, September 30, 2021	$70.1	$4.1	$7.4	$8.9	$90.5

	Three Months Ended September 30, 2020
	Rebates and Chargebacks	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, July 1, 2020	$54.9	$2.6	$13.2	$4.7	$75.4
Provisions attributed to sales in:
Current period	46.1	8.8	—	5.5	60.4
Prior periods	0.1	—	—	(0.4)	(0.3)
Payments or credits attributed to sales in:
Current period	(7.7)	(5.9)	—	(1.8)	(15.4)
Prior periods	(36.8)	(2.6)	(0.5)	(4.0)	(43.9)
Balance, September 30, 2020	$56.6	$2.9	$12.7	$4.0	$76.2

	Nine Months Ended September 30, 2021
	Rebates and Chargebacks	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, January 1, 2021	$60.7	$3.0	$12.5	$3.7	$79.9
Provisions attributed to sales in:
Current period	146.8	29.2	—	23.6	199.6
Prior periods	0.7	—	(3.9)	0.2	(3.0)
Payments or credits attributed to sales in:
Current period	(79.9)	(25.1)	—	(13.7)	(118.7)
Prior periods	(58.2)	(3.0)	(1.2)	(4.9)	(67.3)
Balance, September 30, 2021	$70.1	$4.1	$7.4	$8.9	$90.5

	Nine Months Ended September 30, 2020
	Rebates and Chargebacks	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, January 1, 2020	$51.7	$2.6	$14.2	$4.1	$72.6
Provisions attributed to sales in:
Current period	136.2	24.0	—	15.0	175.2
Prior periods	0.5	—	—	(0.3)	0.2
Payments or credits attributed to sales in:
Current period	(89.1)	(21.2)	—	(11.0)	(121.3)
Prior periods	(42.7)	(2.5)	(1.5)	(3.8)	(50.5)
Balance, September 30, 2020	$56.6	$2.9	$12.7	$4.0	$76.2

Quarterly Report	35

Part I. Financial Information
Cost of Product Sales
The table below summarizes cost of product sales by major category (dollars in millions):

	Three Months Ended September 30,		Dollar Change	Percentage Change	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2021	2020			2021	2020
Category:
Cost of product sales	$26.8	$24.5	$2.3	9%	$83.9	$70.6	$13.3	19%
Share-based compensation expense (benefit)(1)	0.9	(0.5)	1.4	280%	4.0	2.7	1.3	48%
Total cost of product sales	$27.7	$24.0	$3.7	15%	$87.9	$73.3	$14.6	20%
(1)Refer to Share-Based Compensation section below for discussion.
Cost of product sales, excluding share-based compensation. Cost of product sales for the three and nine months ended September 30, 2021 increased as compared to the same periods in 2020, primarily due to an increase in product costs due to an overall increase in sales.
Research and Development
The table below summarizes research and development expense by major category (dollars in millions):

	Three Months Ended September 30,		Dollar Change	Percentage Change	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2021	2020			2021	2020
Category:
Research and development projects	$73.5	$71.8	$1.7	2%	$440.2	$218.7	$221.5	101%
Share-based compensation expense (benefit)(1)	5.7	(3.1)	8.8	284%	17.0	12.9	4.1	32%
Total research and development expense	$79.2	$68.7	$10.5	15%	$457.2	$231.6	$225.6	97%
(1)Refer to Share-Based Compensation section below for discussion.
Research and development expense, excluding share-based compensation. Research and development expense for the three months ended September 30, 2021 increased as compared to the same period in 2020, primarily due to increases in spending related to our cardiopulmonary programs.
Research and development expense for the nine months ended September 30, 2021 increased as compared to the same period in 2020, due to: (1) a $107.3 million IPR&D impairment charge related to our March 2021 decision to discontinue the U.S. development of Trevyent; (2) a $105.0 million purchase of a pediatric disease priority review voucher, which we redeemed upon submission of the Tyvaso DPI NDA; and (3) an $11.6 million impairment charge related to repurposing one of our facilities, partially offset by a decrease in spending following the completion of the phase 3 DISTINCT study of Unituxin in 2020.

36	United Therapeutics

Part I. Financial Information
Selling, General, and Administrative
The table below summarizes selling, general, and administrative expense by major category (dollars in millions):

	Three Months Ended September 30,		Dollar Change	Percentage Change	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2021	2020			2021	2020
Category:
General and administrative	$73.9	$62.8	$11.1	18%	$218.3	$172.6	$45.7	26%
Sales and marketing	17.2	12.4	4.8	39%	48.0	38.1	9.9	26%
Share-based compensation expense (benefit)(1)	18.0	(8.9)	26.9	302%	72.8	54.5	18.3	34%
Total selling, general, and administrative expense	$109.1	$66.3	$42.8	65%	$339.1	$265.2	$73.9	28%
(1)Refer to Share-Based Compensation below for discussion.
General and administrative, excluding share-based compensation. The increase in general and administrative expense for the three and nine months ended September 30, 2021, as compared to the same periods in 2020, was primarily due to: (1) an increase in legal expenses related to litigation matters; and (2) an increase in consulting expenses.
Share-Based Compensation
The table below summarizes share-based compensation expense (benefit) by major category (dollars in millions):

	Three Months Ended September 30,		Dollar Change	Percentage Change	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2021	2020			2021	2020
Category:
Stock options	$5.8	$9.2	$(3.4)	(37)%	$19.8	$34.8	$(15.0)	(43)%
Restricted stock units	6.2	5.5	0.7	13%	18.4	15.0	3.4	23%
STAP awards	12.2	(27.5)	39.7	144%	54.3	19.3	35.0	181%
Employee stock purchase plan	0.4	0.3	0.1	33%	1.3	1.0	0.3	30%
Total share-based compensation expense (benefit)	$24.6	$(12.5)	$37.1	297%	$93.8	$70.1	$23.7	34%
The table below summarizes share-based compensation expense (benefit) by line item on our consolidated statements of operations (dollars in millions):

	Three Months Ended September 30,		Dollar Change	Percentage Change	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2021	2020			2021	2020
Cost of product sales	$0.9	$(0.5)	$1.4	280%	$4.0	$2.7	$1.3	48%
Research and development	5.7	(3.1)	8.8	284%	17.0	12.9	4.1	32%
Selling, general, and administrative	18.0	(8.9)	26.9	302%	72.8	54.5	18.3	34%
Total share-based compensation expense (benefit)	$24.6	$(12.5)	$37.1	297%	$93.8	$70.1	$23.7	34%
The increase in share-based compensation expense for the three months ended September 30, 2021, as compared to the same period in 2020, was primarily due to an increase in STAP expense driven by a three percent increase in our stock price for the three months ended September 30, 2021, as compared to a 17 percent decrease in our stock price for the same period in 2020, partially offset by a decrease in stock option expense due to fewer awards granted and outstanding in 2021. The increase in share-based compensation expense for the nine months ended September 30, 2021, as compared to the same period in 2020, was primarily due to an increase in STAP expense driven by a 22 percent increase in our stock price for the nine months ended September 30, 2021, as compared to a 15 percent increase in our stock price for the same period in 2020, partially offset by a decrease in stock option expense due to fewer awards granted and outstanding in 2021. For more information, refer to Note 9—Share-Based Compensation to our consolidated financial statements.

Quarterly Report	37

Part I. Financial Information
Other (Expense) Income, Net
The changes in other (expense) income, net for the three and nine months ended September 30, 2021, as compared to the same periods in 2020, were primarily due to an increase in net unrealized losses on equity securities and an increase in net unrealized and realized gains on equity securities, respectively. During the first quarter of 2021, we sold an investment that we held in a publicly-traded company. We received $108.9 million in cash from the sale of the investment and realized a gain of $91.9 million. Refer to Note 3—Investments to our consolidated financial statements.
Income Tax Expense
Income tax expense for the nine months ended September 30, 2021 and 2020, was $89.8 million and $108.5 million, respectively. Our effective income tax rate (ETR) for the nine months ended September 30, 2021 and 2020, was 20 percent and 21 percent, respectively. Our ETR for the nine months ended September 30, 2021 decreased compared to our ETR for the nine months ended September 30, 2020 primarily due to a decrease in valuation allowance partially offset by increases in blended state income tax rates.
Financial Condition, Liquidity, and Capital Resources
We have funded our operations principally through sales of our commercial products and, from time-to-time, third-party financing arrangements. We believe that our current liquidity is sufficient to fund ongoing operations and future business plans as we expect growth in revenues from our commercial products, excluding Adcirca. Furthermore, our customer base remains stable and we believe it presents minimal credit risk. However, any projections of future cash flows are inherently subject to uncertainty and we may seek other forms of financing. In June 2018, we entered into a credit agreement (the Credit Agreement), which provides an unsecured, revolving line of credit of up to $1.5 billion. Our aggregate outstanding balance under the Credit Agreement was $800.0 million as of December 31, 2020 and September 30, 2021. We classified the entire outstanding balance under the Credit Agreement, which matures in 2025, as a non-current liability on our consolidated balance sheet as of September 30, 2021.
Cash and Cash Equivalents and Marketable Investments
Cash and cash equivalents and marketable investments comprise the following (dollars in millions):

	September 30, 2021	December 31, 2020	Percentage Change
Cash and cash equivalents	$908.5	$738.7	23%
Marketable investments—current	1,091.9	1,096.3	—%
Marketable investments—non-current	1,508.7	1,149.6	31%
Total cash and cash equivalents and marketable investments	$3,509.1	$2,984.6	18%
Cash Flows
Cash flows comprise the following (dollars in millions):

	Nine Months Ended September 30,		Percentage Change
	2021	2020
Net cash provided by operating activities	$423.6	$629.5	(33)%
Net cash used in investing activities	$(291.1)	$(674.7)	57%
Net cash provided by (used in) financing activities	$37.3	$(23.0)	262%
Operating Activities
Our operating assets and liabilities consist primarily of accounts receivable, inventories, accounts payable, accrued expenses, liabilities for our STAP awards, and tax-related payables and receivables.
The decrease of $205.9 million in net cash provided by operating activities for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, was primarily due to: (1) a $105.0 million purchase of a pediatric disease priority review voucher; (2) a $67.8 million increase in cash paid for income taxes; and (3) a $55.4 million increase in cash paid to settle STAP awards, partially offset by a $4.5 million decrease in cash paid for interest and other changes in assets and liabilities.

38	United Therapeutics

Part I. Financial Information
Investing Activities
The decrease of $383.6 million in net cash used in investing activities for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, was primarily due to a $389.2 million increase in cash from total sales, purchases, and maturities of marketable investments, partially offset by a $3.2 million increase in cash paid to purchase property, plant, and equipment.
Financing Activities
The decrease of $60.3 million in net cash used in financing activities for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, was primarily due to: (1) no repayments on our line of credit during the nine months ended September 30, 2021, compared to a $50.0 million repayment on our line of credit during the same period in 2020; and (2) a $16.4 million increase in proceeds from the exercise of stock options during the nine months ended September 30, 2021, compared to the same period in 2020.
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
Item 4. Controls and Procedures
Based on their evaluation, as of September 30, 2021, our Chairperson and Chief Executive Officer and Chief Financial Officer and Treasurer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, summarized, processed, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chairperson and Chief Executive Officer and Chief Financial Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

Quarterly Report	39

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
Please refer to Note 13—Litigation to our consolidated financial statements contained elsewhere in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
Item 1A. Risk Factors
Risks Related to Our Products and Our Operations
We rely heavily on sales of Tyvaso, Remodulin, and Orenitram to generate revenues and support our operations.
Sales of Tyvaso, Remodulin, and Orenitram comprise the vast majority of our revenues. Substantially decreased sales of any of these products could have a material adverse impact on our operations. A wide variety of events, such as withdrawal of regulatory approvals or substantial changes in prescribing practices or dosing patterns, many of which are described in other risk factors below, could cause sales of these products to materially decline, or to grow more slowly than expected. The current and expected availability of generic versions of our products has decreased and may continue to decrease our revenues. The approval of new therapies, such as LIQ861, may negatively impact sales of our current and potential new products. Sales may decrease if any third party that manufactures, markets, distributes, or sells our commercial products cannot do so satisfactorily, or we cannot manage our internal manufacturing processes. Finally, if we are not able to successfully launch Tyvaso DPI when we anticipate, or at all, for regulatory or other reasons, or demand for Tyvaso DPI following its launch does not meet our expectations, the revenue opportunity for our treprostinil products could be significantly lower than we expect.
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

40	United Therapeutics

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
Our prostacyclin analogue products (Tyvaso, Remodulin, and Orenitram) and our oncology product (Unituxin) are expensive therapies. Our specialty pharmacy distributors may not be able to obtain adequate reimbursement for our products from commercial and government payers to motivate them to support our products. Third-party payers may reduce the amount of reimbursement for our products based on changes in pricing of other therapies for the same disease or the development of new payment methodologies to cover and reimburse treatment costs, such as the use of cost-effectiveness research or value-based payment contracts. Third-party payers often encourage the use of less-expensive generic alternative therapies, which has materially impacted our Adcirca revenues and which may materially impact our Remodulin revenues. If commercial and/or government payers do not cover our products or limit payment rates, patients and physicians could choose covered competing products and may have lower out-of-pocket costs.
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

Quarterly Report	41

Part II. Other Information
Additional risks of our manufacturing strategy include the following:
•We, our third-party manufacturers, and other third parties involved in the manufacturing process, such as third parties that operate testing and storage facilities, are subject to the FDA’s current good manufacturing practices regulations, current good tissue practices, and similar international regulatory standards, and other quality standards related to device manufacturing. Our ability to exercise control over regulatory compliance by our third-party manufacturers is limited.
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
•Even if we, our third-party manufacturers, and other third parties involved in the manufacturing process comply with applicable drug and device manufacturing regulations, the sterility and quality of our products could be substandard and such products could not be sold or used or subject to recalls.
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
•Our business partners who manufacture the devices to deliver our products are subject to the FDA’s medical device requirements. Any non-compliance, recall, or enforcement action issued against them could adversely impact our sales and operations.
•The infrastructures of our internal manufacturing facilities, along with certain facilities of our third-party manufacturers, are aging. These facilities are equipped with highly sophisticated and complex utility systems that may fail despite our, and our third-party manufacturers’, preventative maintenance efforts. Should one of these systems fail and require long term repair or replacement the impacted facility may not be able to manufacture product for a substantial period of time.
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
Our business, operations, financial results, liquidity, and stock price could be adversely impacted by the effects of the global COVID-19 pandemic. The extent of such impact, including the duration and magnitude of such effects, will depend on numerous evolving factors that we cannot currently accurately predict or assess, including, among others: the duration and scope of the pandemic, including the emergence of new strains, such as the so-called “Delta” variant, and other future variants; its impact on global and regional healthcare infrastructure, and the ability of patients to obtain medical care; the negative impact on global and regional economies and economic activity; actions governments, businesses, and individuals take in response to the pandemic; the roll-out and long-term safety and efficacy of vaccines; and how quickly economies and medical systems recover after the pandemic subsides. Our business could be materially adversely affected as a result of the COVID-19 pandemic due to social distancing/self-isolation, the burden the pandemic has placed on healthcare infrastructure, workplace and physician office closures, travel disruptions, quarantines, and other factors, which could cause, among other things:

42	United Therapeutics

Part II. Other Information
•Interruption of our development pipeline. Approvals of new products we are developing, potential label expansions for existing products, and the launch of newly-approved products may be delayed or hindered, which would harm our revenue growth prospects. For example, pandemic-related supply issues delayed our launch of the Remunity Pump. In addition, enrollment in many of our clinical trials was suspended during the first quarter of 2020. Although enrollment in these studies at a limited number of sites has re-opened, we may experience further delays or difficulties, including delays or difficulties with clinical site initiation and recruiting clinical site investigators and clinical site staff. In addition, we may experience increased rates of patients withdrawing from our clinical trials following enrollment as a result of contracting COVID-19 or other health conditions or because of quarantines or travel limitations (whether voluntary or required). Our clinical trials, including the integrity and completeness of subject data and clinical study endpoints, may also be impacted or delayed by: (1) diversion of healthcare resources away from the conduct of clinical trials due to changes in hospital or research institution policies, governmental regulations, prioritization of hospital and other medical resources toward efforts to cope with the pandemic, or other reasons related to the pandemic; (2) interruption of key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by governments, employers, and others, or other interruption of clinical trial participant visits and study procedures; or (3) any interruption of, or delays in receiving, supplies of our investigational drug candidates or other study materials from us or our contract manufacturing organizations, due to staffing shortages, production slowdowns, or stoppages and disruptions in distribution systems. In addition, our pipeline may be delayed by interruption or delays in the operations of the FDA or other regulatory authorities, which are extremely busy responding to the COVID-19 pandemic and are working from home as a result of social distancing requirements. Any prolongation or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of our new products and label expansions.
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
•Disruption of our operations. COVID-19 could disrupt many aspects of our operations, which could harm our business and prospects. Although we implemented a mandatory vaccine requirement in September 2021 for all staff, subject to certain medical and religious exemptions, we continue to maintain a flexible work-from-home policy for all personnel excluding those necessary to maintain minimum basic operations. Our reliance on personnel working from home may negatively impact productivity, or disrupt, delay, or otherwise adversely impact our business. Working remotely may also increase our cybersecurity risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators, manufacturing sites, clinical trial sites, and other third parties. Further, we, and third parties with which we engage to conduct distribution, production, and research and development activities, may experience limitations on the ability to recruit and hire key personnel due to the inability to meet with candidates because of travel restrictions and “shelter-in-place” orders. We and third parties with which we engage also may experience operational challenges caused by sickness of our employees or their families, the desire of employees to avoid contact with large groups of people, or employees working from home. Mass vaccine production and distribution efforts (such as Operation Warp Speed) have impacted availability and lead times for certain materials used in the manufacture of our products. If we, or our third-party suppliers, and contract manufacturers are unable to source materials, it may prevent us from manufacturing our products for an indefinite period until such materials become available.
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

Quarterly Report	43

Part II. Other Information
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
We rely on various distributors to market, distribute, and sell Tyvaso, Remodulin, Orenitram, and Unituxin. If they are unsuccessful in, or reduce or discontinue, their sales efforts, our revenues may decline materially. Outside the United States, we rely substantially on our international distributors to obtain and maintain regulatory approvals for our products and to market and sell our products in compliance with applicable laws and regulations. In the United States, we derive all of our treprostinil revenues from sales to two distributors, Accredo and CVS Specialty. If either of these two distributors places significantly larger or smaller orders in a given time period, our revenues can be materially impacted in a way that does not reflect patient demand.
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
We rely heavily on MannKind and other third parties to manufacture, test, and store Tyvaso DPI, and to meet all FDA requirements related to the manufacture of Tyvaso DPI. This includes maintaining an FDA-compliant facility and addressing any FDA concerns regarding the manufacturing process. We recently received a complete response from the FDA declining to approve our Tyvaso DPI NDA as a result of an inspection issue at a third-party analytical testing facility. If these issues persist, or other issues arise relating to the ability of third parties to manufacture, test, or store Tyvaso DPI, or satisfy associated regulatory requirements, the timing and success of this program, including our ability to resubmit and obtain FDA approval of our NDA for Tyvaso DPI, and our potential future Tyvaso DPI revenues, would be materially adversely impacted.
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
We rely heavily on third-party contract research organizations, contract laboratories, clinical investigative sites, and other third parties to conduct our clinical trials, preclinical studies and other research and development activities. In addition, the success of certain products we are developing will depend on clinical trials sponsored by third parties. Third-party failure to conduct or assist us in conducting clinical trials in accordance with study protocols, quality controls, GCP, or other applicable requirements or to submit associated regulatory filings, could limit or prevent our ability to rely on results of those trials in seeking regulatory approvals.
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

44	United Therapeutics

Part II. Other Information
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
The products we develop must be approved for marketing and sale by regulatory agencies. Our research and development efforts must comply with extensive regulations, including those promulgated by the FDA and the U.S. Department of Agriculture. The process of obtaining and maintaining regulatory approvals for new drugs is lengthy, expensive, and uncertain. The regulatory approval process is particularly uncertain for our transplantation programs, which include the development of xenotransplantation, regenerative medicine, and cell-based products. Once approved, the manufacture, distribution, advertising, and marketing of our products are subject to extensive regulation, including product labeling, strict pharmacovigilance and adverse event and medical device reporting, complaint processing, storage, distribution, and record-keeping requirements. Our product candidates have in the past and may in the future fail to receive regulatory approval. If granted, product approvals can be conditioned on the completion of post-marketing clinical studies, accompanied by significant restrictions on the use or marketing of a given product and withdrawn for failure to comply with regulatory requirements, such as post-marketing requirements and post-marketing commitments, or upon the occurrence of adverse events subsequent to commercial introduction. Our ability to obtain FDA approval for our products has been, and in the future can be, materially impacted by the outcome and quality of our clinical trials and other data submitted to regulators, as well as the quality of our manufacturing operations and those of our third-party contract manufacturers and contract laboratories. In addition, third parties may submit citizen petitions to the FDA seeking to delay approval of, or impose additional approval conditions for, our products. For example, a third party has submitted a citizen petition to the FDA requesting that the FDA refuse to approve Tyvaso DPI, and/or impose additional requirements in order to approve the product. If successful, citizen petitions can significantly delay, or even prevent, the approval of our products.
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

Quarterly Report	45

Part II. Other Information
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

46	United Therapeutics

Part II. Other Information
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
We may be subject to enforcement action or penalties based on our current policy regarding the distribution of 340B program drugs at 340B ceiling prices through third-party pharmacies that contract with covered entities participating in the 340B program, known as “340B contract pharmacies”. Increasing use of 340B contract pharmacies, coupled with a lack of oversight and transparency, has resulted in increased risks of 340B statutory violations related to the diversion of 340B-purchased drugs to individuals who are not patients of the 340B covered entity, and to prohibited “duplicate discounts” when 340B-purchased drugs are also billed to Medicaid. These program integrity risks have been exacerbated by the exponential growth in the use of 340B contract pharmacies over the past decade. We adopted a new 340B contract pharmacy policy to address these risks by limiting shipments to 340B contract pharmacies that meet certain criteria. Our new contract pharmacy policy is intended to preserve patient access, while addressing compliance and integrity concerns resulting from the proliferation of contract pharmacies — problems that overshadow and threaten to undermine this vital safety net program. Nonetheless, certain 340B covered entities and the HHS, in a non-binding (and now-retracted) Advisory Opinion, have stated that, in their view, manufacturers in the 340B program are obligated to sell 340B drugs at the 340B ceiling prices to all contract pharmacies acting as agents of a covered entity.
A number of manufacturers responded to the Advisory Opinion by initiating litigation challenging the Advisory Opinion and HRSA’s position on contract pharmacies generally. HRSA subsequently withdrew the Advisory Opinion, but issued letters to manufacturers, including us, threatening enforcement action if the manufacturers do not abandon their 340B contract pharmacy policies. We filed suit against HHS and HRSA on June 23, 2021 in the U.S. District Court for the District of Columbia, and the parties have submitted and briefed cross-motions for summary judgment. The court heard argument on these motions on October 12, 2021. On September 22, 2021, HRSA sent to us, along with the other manufacturers challenging HRSA’s 340B interpretation, letters stating that HRSA is referring “this issue to the HHS Office of the Inspector General (OIG)” for potential enforcement action. We have not had any communication from OIG regarding our 340B contract pharmacy policy. Despite challenging HRSA’s position on contract pharmacies in the pending case, we may face enforcement action or penalties as well as adverse publicity. We expect the compliance of policies like ours will continue to be litigated.
If we and other manufacturers are unable to curb the proliferation of abuses caused by 340B contract pharmacies, we could see an increased prevalence of sales at reduced 340B ceiling prices, which could have a materially negative impact on our revenues.

Quarterly Report	47

Part II. Other Information
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

48	United Therapeutics

Part II. Other Information
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
The period under which our commercial and developmental therapies are protected by our patent rights is limited. Three of our U.S. patents covering our current methods of synthesizing and producing treprostinil, the active ingredient in Tyvaso, Remodulin, and Orenitram, expired in October 2017, and three more will expire in 2028. Our patents related to our individual treprostinil-based products expire at various times between 2024 and 2031. We entered into settlement agreements with a number of generic drug companies permitting certain companies to launch generic versions of Remodulin in the United States and other companies to launch generic versions of Orenitram and Tyvaso in the United States. A U.S. patent for Adcirca for the treatment of pulmonary hypertension expired in November 2017, and FDA-conferred regulatory exclusivity expired in May 2018, leading to the launch of a generic version of Adcirca in August 2018. We have no issued patents or pending patent applications covering Unituxin. For further details, please see Part I, Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Generic Competition and Challenges to our Intellectual Property Rights.
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

Quarterly Report	49

Part II. Other Information
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

50	United Therapeutics

Part II. Other Information
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

Quarterly Report	51

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

52	United Therapeutics

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
In September 2021, we converted to a Delaware public benefit corporation (PBC). Conversion may not result in the benefits that we anticipate, will require our directors to balance the interest of shareholders with other interests, and may subject us to additional litigation and other risks.
On September 30, 2021, our shareholders approved an amendment to our restated certificate of incorporation to become a PBC, and we completed the conversion to a PBC that same day. While our Board believes that our conversion to a PBC is in the best interest of shareholders, our status as a PBC may not result in the benefits that we anticipate. For example, we may not be able to achieve our public benefit purpose or realize the expected positive impact from being a PBC.
One of the primary distinctions between a PBC and a traditional Delaware for-profit corporation is that, in making decisions, the directors of a PBC have an obligation to balance the financial interests of shareholders, the interests of stakeholders materially affected by the PBC’s conduct, and the pursuit of the corporation’s specific public benefit purpose(s). The application of this balancing obligation may allow our directors to make decisions that they could not have made pursuant to the fiduciary duties applicable prior to PBC conversion. There is no guarantee that our Board will resolve conflicts among the financial interests of our shareholders, our specific public benefit purpose, or stakeholders materially affected by our conduct, in favor of our shareholders’ financial interests. For instance, in a sale of control transaction, our Board would be required to consider and balance the factors listed above and might choose to accept an offer that does not maximize short-term shareholder value due to its consideration of other factors. This requirement of Delaware PBC law may make our company a less attractive takeover target than a traditional for-profit corporation.
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
Shareholders of a Delaware PBC (if they, individually or collectively, own the lesser of (1) two percent of the PBC’s outstanding shares; or (2) shares with a market value of $2 million or more on the date the lawsuit is instituted) can file a derivative lawsuit claiming the directors failed to balance shareholder and public benefit interests. Traditional Delaware for-profit corporations are not subject to this potential liability. As a PBC, we may be subject to increased derivative litigation, which may be costly and require management’s attention, which may adversely affect our financial condition and results of operations. In addition, there is currently limited case law involving PBCs (including case law interpreting and applying the balancing obligation of PBC directors), which may expose us to additional litigation risk generally until additional case law develops or additional legislative action is taken.

Quarterly Report	53

Part II. Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the nine months ended September 30, 2021, we did not (a) repurchase any of our outstanding equity securities or (b) sell any of our equity securities in transactions that were not registered under the Securities Act of 1933, as amended.

54	United Therapeutics

Part II. Other Information
Item 6. Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed October 1, 2021.
3.2	Ninth Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed February 5, 2021.
4.1	Reference is made to Exhibits 3.1 and 3.2.
10.1
Form of Indemnification Agreement between the Registrant and each of its Directors and Executive Officers, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 1, 2021.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, filed with the SEC on November 3, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) our Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020; (2) our Consolidated Statements of Operations for the three- and nine-month periods ended September 30, 2021 and 2020; (3) our Consolidated Statements of Comprehensive Income for the three- and nine-month periods ended September 30, 2021 and 2020; (4) our Consolidated Statements of Stockholders’ Equity for the three- and nine-month periods ended September 30, 2021 and 2020; (5) our Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2021 and 2020; and (6) the Notes to our Consolidated Financial Statements.
104*	Cover Page Interactive Data File (embedded within the iXBRL document)
*Filed herewith.
Note: Except as otherwise noted above, all exhibits incorporated by reference to the Registrant’s previously filed reports with the Securities and Exchange Commission are filed under File No. 000-26301.

Quarterly Report	55

Part II. Other Information
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED THERAPEUTICS CORPORATION

November 3, 2021	By:	/s/ MARTINE A. ROTHBLATT
Martine A. Rothblatt, Ph.D.
	Title:	Chairperson and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ JAMES C. EDGEMOND
James C. Edgemond
	Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

56	United Therapeutics