Form 10-K
period 2021-12-31
UNITED THERAPEUTICS Corp
filed 2022-02-24
CIK 1082554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒
The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price on June 30, 2021, as reported by the Nasdaq Global Select Market was approximately $7,912,099,590.
The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, as of February 17, 2022, was 45,132,102.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the registrant’s 2022 annual meeting of shareholders scheduled to be held on June 27, 2022, are incorporated by reference in Part III of this Form 10-K.

2	United Therapeutics, a public benefit corporation

PART I
Item 1. Business
Overview
We build on the strength of our research and development expertise and a distinctive, entrepreneurial culture that encourages diversity, innovation, creativity, sustainability, and, simply, fun. Since inception, our mission has been to find a cure for pulmonary arterial hypertension (PAH) and other life-threatening diseases. Toward this goal we have successfully obtained approval from the U.S. Food and Drug Administration (FDA) for five medicines, we are always conducting new clinical trials, and we are working to create an unlimited supply of manufactured organs for transplantation.
We are the first publicly-traded biotech or pharmaceutical company to take the form of a public benefit corporation (PBC). Our public benefit purpose is to provide a brighter future for patients through (a) the development of novel pharmaceutical therapies; and (b) technologies that expand the availability of transplantable organs. At the same time, we seek to provide our shareholders with superior financial performance and our communities with earth-sensitive energy utilization.
We market and sell four commercial therapies in the United States to treat PAH: Tyvaso® (treprostinil) Inhalation Solution (Tyvaso), which includes the Tyvaso Inhalation System; Remodulin® (treprostinil) Injection (Remodulin); Orenitram® (treprostinil) Extended-Release Tablets (Orenitram); and Adcirca® (tadalafil) Tablets (Adcirca). Tyvaso has also been approved to treat pulmonary hypertension associated with interstitial lung disease (PH-ILD). In the United States, we also market and sell an oncology product, Unituxin® (dinutuximab) Injection (Unituxin), which is approved for treatment of high-risk neuroblastoma, and the Remunity® Pump for Remodulin (Remunity). Outside the United States, we generate revenues from the sale of Tyvaso, Remodulin, and Unituxin.
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
Our Commercial Products
Our commercial product portfolio consists of the following:

Product	Mode of Delivery	Indication	Current Status	Our Territory
Tyvaso	Inhaled via ultrasonic nebulizer	PAH and PH-ILD	Commercial sales in the U.S., Argentina, and Israel*	Worldwide
Remodulin	Continuous subcutaneous	PAH	Commercial sales in the U.S., most of Europe**, Argentina, Canada, Chile, Columbia, Israel, Japan, Mexico, Peru, South Korea, and Venezuela	Worldwide
Remodulin	Continuous intravenous	PAH	Commercial sales in the U.S., most of Europe**, Argentina, Canada, Columbia, Israel, Japan, Mexico, Peru, Saudi Arabia, and South Korea	Worldwide
Remunity Pump for Remodulin	Continuous subcutaneous via pre‑filled cartridges	PAH	Commercial sales in the U.S.	Worldwide
Orenitram	Oral	PAH	Commercial sales in the U.S.	Worldwide
Unituxin	Intravenous	High-risk neuroblastoma	Commercial sales in the U.S., Canada, and Japan	Worldwide
Adcirca	Oral	PAH	Commercial sales in the U.S.	United States
*    Tyvaso is only approved for PAH in Argentina and Israel.
**    Remodulin is marketed and sold in most of the major European markets other than the United Kingdom.

2021 Annual Report	3

Products to Treat Pulmonary Hypertension
The World Health Organization (WHO) has classified pulmonary hypertension into five groups. PAH is designated as WHO Group 1, which includes multiple etiologies such as idiopathic (meaning the cause is unknown) and heritable PAH, as well as PAH associated with connective tissue diseases. Pulmonary hypertension associated with lung disease, such as PH-ILD, has been classified as WHO Group 3 pulmonary hypertension. In addition, patients with PAH are classified into classes based on clinical severity, ranging from functional class I (no symptoms) through functional class IV (severe symptoms). Labeled indications for PAH therapies often note that clinical studies for the drug predominantly included patients in one or more functional classes.
Our pulmonary hypertension products were initially approved to treat only PAH. In March 2021, one of our products — Tyvaso — was approved to treat PH-ILD in addition to PAH. We are engaged in further research and development for additional indications for Tyvaso. For further details, see Research and Development below.
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
Current therapies approved by the FDA for PAH focus on three distinct molecular pathways: the prostacyclin pathway, the nitric oxide pathway, and the endothelin pathway. The classes of drugs that target these three pathways are:
•Prostacyclin Analogues and IP Prostacyclin Receptor Agonists. Patients with PAH have been shown to have reduced levels of prostacyclin, a naturally occurring molecule that relaxes the pulmonary blood vessels, prevents platelet aggregation, and inhibits the proliferation of smooth muscle cells in the pulmonary vessels. Drugs that mimic the action of prostacyclin, known as prostacyclin analogues, are established PAH treatments. Another class of therapy, called IP prostacyclin receptor agonists, also addresses PAH through the prostacyclin pathway. As compared with prostacyclin analogues, which broadly mimic the effect of prostacyclin, IP prostacyclin receptor agonists bind selectively to (and activate) the IP receptor, one of several prostacyclin receptors.
•Phosphodiesterase Type 5 (PDE-5) Inhibitors and Soluble Guanylate Cyclase (sGC) Stimulators. Patients with PAH have also been shown to have reduced levels of the enzyme responsible for producing nitric oxide, a naturally occurring substance in the body that causes relaxation of the pulmonary blood vessels. Nitric oxide produces this effect by increasing intracellular levels of cyclic guanosine monophosphate GMP (cyclic GMP). Therefore, another established therapeutic approach has been to inhibit the degradation of cyclic GMP using drugs known as PDE-5 inhibitors. In addition, sGC is an enzyme found in the endothelial cells and the receptor for nitric oxide. When nitric oxide binds to sGC, the enzyme enhances production of cyclic GMP. As a result, sGC stimulators are also approved to treat PAH.
•Endothelin Receptor Antagonists. PAH patients have also been shown to have elevated levels of endothelin-1, a naturally occurring peptide in the body that causes constriction of, and structural changes to, the pulmonary blood vessels. Therefore, another established therapeutic approach has been to block the action of endothelin with drugs that are known as endothelin receptor antagonists (ETRAs).
Because any or all of the three pathways may be therapeutic targets in a patient, these classes of drugs are used alone or in combination to treat patients with PAH. We currently market drugs in two of these classes. Remodulin, Tyvaso, and Orenitram are all formulations of treprostinil, a prostacyclin analogue, and Adcirca is a PDE-5 inhibitor.
PH-ILD is also a rare condition, impacting at least 30,000 patients in the United States. In March 2021, Tyvaso became the first and only FDA-approved therapy to treat PH-ILD. Previously, several other leading therapies had been studied in PH-ILD patients, but did not show benefit, and in some cases may have shown adverse consequences.
Tyvaso
Tyvaso was initially approved by the FDA to treat PAH and launched commercially in the United States in 2009. We sell Tyvaso to specialty pharmaceutical distributors in the United States. We recognized $607.5 million, $483.3 million, and $415.6 million in Tyvaso net product sales, representing 36 percent, 33 percent, and 29 percent of our total revenues for the years ended December 31, 2021, 2020, and 2019, respectively. Tyvaso is approved and commercialized in the United States, Israel, and Argentina.
Tyvaso is administered four times a day by inhaling up to twelve breaths during each treatment session, which takes approximately three minutes. Tyvaso is required to be administered using our proprietary Tyvaso Inhalation System, which consists of an ultrasonic nebulizer and related accessories. A single ampule containing Tyvaso is emptied into the Tyvaso Inhalation System once per day, so the Tyvaso Inhalation System only needs to be cleaned once daily. Tyvaso is regulated by the FDA as a drug-device combination product, consisting of Tyvaso drug product and the Tyvaso Inhalation System.
Ventavis® (iloprost) is the only other FDA-approved inhaled prostacyclin analogue that is available on the market. Patients need to inhale Ventavis six to nine times per day via a nebulizer. According to its package insert, each Ventavis inhalation consists of

4	United Therapeutics, a public benefit corporation

four to ten minutes of continuous inhalation via the nebulizer. We completed an open-label study in the United States to investigate the clinical effects of switching patients from Ventavis to Tyvaso. Patients in this study saved an average of approximately 1.4 hours per day when administering Tyvaso compared to Ventavis.
Studies establishing the effectiveness of Tyvaso included predominately PAH patients with functional class III symptoms (patients who may not have symptoms at rest but whose activities are greatly limited by shortness of breath, fatigue, or near fainting). Tyvaso was generally well tolerated in our trials. The most common side effects were transient cough, headache, nausea, dizziness, and flushing.
In February 2020, we reported the results of the INCREASE phase 3 registration study of Tyvaso in patients with PH-ILD, including patients with underlying idiopathic pulmonary fibrosis (IPF) and combined pulmonary fibrosis and emphysema. The study met all of its primary and secondary endpoints. In January and June 2021, data from the INCREASE study were published in the New England Journal of Medicine and The Lancet Respiratory Medicine, respectively. In March 2021, the FDA approved our efficacy supplement to the Tyvaso NDA, which resulted in revised labeling reflecting the outcome of the INCREASE study. As a result, Tyvaso became the first and only therapy approved by the FDA to treat PH-ILD, which we estimate affects at least 30,000 patients in the United States. We are working with an international distributor to seek approval of Tyvaso for PH-ILD in Europe and other territories outside the United States, on the basis of the INCREASE study results.
In August 2018, we settled patent litigation with Watson Laboratories, Inc. (Watson) related to its abbreviated new drug application (ANDA) seeking FDA approval to market a generic version of Tyvaso in the United States. Under the terms of this settlement, Watson may launch its generic version of Tyvaso in the United States beginning in January 2026, although Watson may be permitted to enter the market earlier under certain circumstances. For further detail, see the section below entitled Patents and Other Proprietary Rights, Strategic Licenses, and Market Exclusivity—Generic Competition and Challenges to our Intellectual Property Rights.
Remodulin
Remodulin was approved by the FDA for subcutaneous and intravenous administration in 2002 and 2004, respectively, and has been sold commercially in the United States since 2002. We sell Remodulin to specialty pharmaceutical distributors in the United States and to pharmaceutical distributors internationally. We recognized $513.7 million, $516.7 million, and $587.0 million in Remodulin net product sales, representing 31 percent, 35 percent, and 40 percent of our total revenues for the years ended December 31, 2021, 2020, and 2019, respectively. Remodulin is indicated to treat patients with PAH to diminish symptoms associated with exercise. Studies establishing effectiveness included patients with functional class II-IV (moderate to severe) symptoms. Outside of the United States, Remodulin is marketed and sold for treatment of PAH throughout most of Europe, Canada, Mexico, and various countries throughout Asia, the Middle East, and South America, as noted in the table above.
We believe that Remodulin has many qualities that make it an appealing alternative to competitive therapies. Remodulin is stable at room temperature, so it does not need to be cooled during infusion and patients do not need to use cooling packs or refrigeration to keep it stable. Treprostinil is highly soluble under certain circumstances and highly potent, which enables us to manufacture Remodulin in concentrated solutions. This allows therapeutic concentrations of Remodulin to be delivered at very low flow rates via miniaturized infusion pumps for both subcutaneous and intravenous infusion. Remodulin can be continuously infused for up to 48 hours before refilling the external infusion pump. This profile contrasts favorably with non-treprostinil based, continuously infused prostacyclin therapies on the market—Flolan®, Veletri®, and generic epoprostenol.
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
We also face competition from manufacturers of generic versions of Remodulin in the United States and abroad. See the section below entitled Patents and Other Proprietary Rights, Strategic Licenses, and Market Exclusivity—Generic Competition and Challenges to our Intellectual Property Rights.
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

2021 Annual Report	5

include headache, diarrhea, nausea, jaw pain, vasodilation, and edema. As noted below under Research and Development, we are working on a prodrug version of Remodulin called RemoPro™ to reduce the infusion site pain associated with subcutaneous administration of treprostinil.
Remunity Pump
In February 2021, we launched limited commercial sales of the Remunity Pump, which is a pre-filled, semi-disposable system for subcutaneous delivery of treprostinil, developed in collaboration with DEKA Research & Development Corp (DEKA) under an exclusive development and license agreement. The Remunity Pump consists of a small, lightweight, durable pump and controller designed to have a service life of at least three years. The Remunity Pump uses disposable cartridges filled with Remodulin, which can be connected to the pump with less patient manipulation than is typically involved in filling other currently-available subcutaneous pumps. In November 2019, we entered into a supply agreement with an affiliate of DEKA to manufacture and supply the Remunity Pump to us. Under the terms of the agreement, we reimburse all of DEKA’s and its affiliates’ costs to manufacture the Remunity Pump.
The Remunity Pump is being offered to patients primarily by contracted specialty pharmacies, which deliver Remunity Pump disposable cartridges pre-filled exclusively with Remodulin. As noted below under Research and Development, we are working on a new version of the Remunity Pump that enables us to pre-fill cartridges as part of the manufacturing process. This version is expected to have an extended shelf life and simplified supply chain, and will allow patients to keep more drug product on hand.
Based on initial feedback from Remunity patients shortly after launch, we learned that the pump’s alarms can in some cases be overly sensitive. These alarm issues do not raise safety concerns, but to ensure a continued positive experience with the pump, we recently paused the introduction of new patients to Remunity while we work with DEKA to optimize the alarm profile. We are conducting final testing of the pump’s alarms before we continue with our broader launch.
Orenitram
Orenitram is the only FDA-approved, orally-administered prostacyclin analogue, and is the only oral PAH prostacyclin class therapy approved in the United States that is titratable to a maximum tolerated dose without a dose ceiling. In 2013, the FDA approved Orenitram for treatment of PAH patients to improve exercise capacity. The primary study that supported efficacy of Orenitram was a 12-week monotherapy study in which PAH patients were not on any approved background PAH therapy. In August 2018, we announced that our clinical study of Orenitram called FREEDOM-EV had met its primary endpoint of delayed time to first clinical worsening event. In particular, the preliminary results showed that Orenitram, when taken with an oral PAH background therapy, decreased the risk of a clinical worsening event versus placebo by 25 percent (p=0.0391), driven by a 61 percent decrease in the risk of disease progression for patients taking Orenitram, when compared to placebo (p=0.0002). In October 2019, the FDA approved a supplement to our new drug application (NDA) to update the Orenitram label to reflect the FREEDOM-EV results. As a result, Orenitram is now indicated to delay disease progression and improve exercise capacity. Mortality rates were similar between Orenitram and placebo groups at the end of randomized treatment. However, in participants for whom data are available (89 percent), Orenitram was associated with a 37 percent decreased risk of mortality compared with placebo at study closure (p=0.0324). These mortality data are not reflected in the FDA-approved label because they include data accrued in the open-label extension study.
Secondary endpoints in the FREEDOM-EV study included changes from baseline in six-minute walk distance (6MWD), Borg dyspnea score (shortness of breath test), functional class, NT-proBNP levels, and combined 6MWD and Borg dyspnea score. Secondary endpoint data, which are not included in the updated FDA-approved labeling, are summarized below:
•Change in 6MWD: The median 6MWD trended toward improvement at week 24 (Hodges-Lehmann treatment estimate: seven meters). Median 6MWD improved with Orenitram at weeks 36 (13 meters) and 48 (21 meters) compared to placebo.
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
We sell Orenitram to the same specialty pharmaceutical distributors in the United States that distribute Tyvaso and Remodulin. We recognized $306.1 million, $293.1 million, and $225.3 million in Orenitram net product sales, representing 18 percent, 20 percent, and 16 percent of our total revenues for the years ended December 31, 2021, 2020, and 2019, respectively. The studies that established efficacy included predominately patients with functional class II-III symptoms and etiologies of idiopathic or heritable PAH (66 percent) or PAH associated with connective tissue disease (26 percent). The most common side effects

6	United Therapeutics, a public benefit corporation

observed in our clinical studies were headache, nausea, and diarrhea. Orenitram is currently only approved in the United States. Our distributors are pursuing approval of Orenitram in certain countries outside the United States.
In February 2018, we settled patent litigation with Actavis Laboratories FL, Inc. (Actavis) related to its ANDA seeking FDA approval to market a generic version of Orenitram in the United States. Under the terms of this settlement, Actavis may launch its generic version of Orenitram in the United States beginning in June 2027, although Actavis may be permitted to enter the market earlier under certain circumstances. We are also engaged in patent litigation with another generic company, ANI Pharmaceuticals, Inc., regarding its ANDA seeking to market a generic version of Orenitram in the United States. For further detail, see the section below entitled Patents and Other Proprietary Rights, Strategic Licenses, and Market Exclusivity—Generic Competition and Challenges to our Intellectual Property Rights.
Adcirca
Adcirca is a PDE-5 inhibitor, the active pharmaceutical ingredient of which is tadalafil. Tadalafil is also the active pharmaceutical ingredient in Cialis®, which is marketed by Eli Lilly and Company (Lilly) for treatment of erectile dysfunction. We acquired the commercial rights to Adcirca for treatment of PAH in the United States from Lilly in 2008. We sell Adcirca at prices established by Lilly, which are at parity with Cialis pricing. We recognized $55.9 million, $67.3 million, and $107.2 million in Adcirca net product sales, representing three percent, four percent, and seven percent of our total revenues for the years ended December 31, 2021, 2020, and 2019, respectively.
In 2009, the FDA approved Adcirca with a recommended dose of 40 mg, making it the only once-daily PDE-5 inhibitor for treatment of PAH. Adcirca is indicated to improve exercise ability in patients with PAH. Studies establishing effectiveness included predominately patients with functional class II-III symptoms. Headaches were the most commonly reported side effect.
In August 2018, Mylan N.V. announced the launch of its generic version of Adcirca, which resulted in a material adverse impact on Adcirca net product sales. Additional companies launched generic versions of Adcirca in February 2019. In June 2020, we amended our Adcirca license agreement to extend its term through December 31, 2023. For further detail, see the section below entitled Patents and Other Proprietary Rights, Strategic Licenses, and Market Exclusivity—Generic Competition and Challenges to our Intellectual Property Rights.
Product to Treat Cancer — Unituxin
In March 2015, the FDA approved our Biologics License Application (BLA) for Unituxin, in combination with granulocyte-macrophage colony-stimulating factor, interleukin-2, and 13-cis-retinoic acid, for treatment of patients with high-risk neuroblastoma (a rare form of pediatric cancer) who achieve at least a partial response to prior first-line multiagent, multimodality therapy. Unituxin is a chimeric monoclonal antibody composed of a combination of mouse and human DNA that induces antibody-dependent cell-mediated cytotoxicity, a mechanism of cell-mediated immunity whereby the immune system actively targets a cell that has been bound by specific antibodies. Unituxin therapy is associated with severe side effects, including infections, infusion reactions, hypokalemia, hypotension, pain, fever, and capillary leak syndrome. In November 2018, we received approval from Health Canada to market Unituxin, and we launched commercial sales of the product in Canada in late 2019. In June 2021, our Japanese distributor obtained approval to market Unituxin in Japan, and launched sales shortly thereafter.
We recognized $202.3 million, $122.9 million, and $113.7 million in Unituxin net product sales, representing 12 percent, eight percent, and eight percent of our total revenues for the years ended December 31, 2021, 2020, and 2019, respectively.
Research and Development
We focus most of our research and development efforts on the following pipeline programs. We also engage in a variety of additional research and development efforts, including technologies designed to increase the supply of transplantable organs and tissues and improve outcomes for transplant recipients through regenerative medicine, 3-D organ bioprinting, xenotransplantation, and ex-vivo lung perfusion. Please note that our expectations regarding our research and development programs are subject to the risks described below under Management’s Discussion and Analysis—Impact of COVID-19 on our Business, and Risk Factors—Risks Related to our Products—We face risks and uncertainties related to the COVID-19 pandemic, which could significantly disrupt our operations and/or business for an unknown period of time.

2021 Annual Report	7

Select Pipeline Programs

Product	Mode of Delivery	Indication	Current Status STUDY NAME	Our Territory
Tyvaso DPI™ (treprostinil)	Inhaled dry powder via pre-filled, single-use cartridges	PAH and PH-ILD	Phase 3 BREEZE and pivotal pharmacokinetic studies completed; NDA pending with FDA, with decision anticipated by May 2022	Worldwide
Tyvaso (treprostinil)	Inhaled	PH-COPD	Phase 3 PERFECT study	Worldwide
RemoPro™ (subcutaneous Remodulin prodrug)	Continuous subcutaneous	PAH	Phase 1	Worldwide
Tyvaso (treprostinil)	Inhaled	IPF	Phase 3 TETON studies	Worldwide
Ralinepag (IP receptor agonist)	Oral	PAH	Phase 3 ADVANCE studies	Worldwide, subject to out-licenses granted in certain Asian territories
Aurora-GT™ (gene therapy)	Intravenous	PAH	SAPPHIRE study (registration phase in Canada)	United States
Remunity Pump and RemoPro
As noted above under Products to Treat Pulmonary Arterial Hypertension—Remunity Pump, in February 2021, we launched commercial sales of the Remunity Pump, which is a pre-filled, semi-disposable system for subcutaneous delivery of treprostinil, developed in collaboration with DEKA under an exclusive development and license agreement. The Remunity Pump consists of a small, lightweight, durable pump and separate controller. The Remunity Pump uses disposable cartridges filled with Remodulin, which can be connected to the pump with less patient manipulation than is typically involved in filling other currently-available subcutaneous pumps. In November 2019, we entered into a supply agreement with an affiliate of DEKA to manufacture and supply the Remunity Pump to us. Under the terms of the agreement, we reimburse all of DEKA’s and its affiliates’ costs to manufacture the Remunity Pump.
The Remunity Pump is being offered to patients primarily by contracted specialty pharmacies, which deliver Remunity Pump disposable cartridges pre-filled exclusively with Remodulin. We are also developing a version of the system that will include disposable components that are pre-filled as part of the manufacturing process. This version is expected to have an extended shelf life and simplified supply chain, and will allow patients to keep more drug product on hand.
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
Finally, we are collaborating with two medical device manufacturers to develop additional next-generation pump systems for Remodulin.
Tyvaso — PERFECT and TETON studies
We are enrolling a phase 3 registration study called PERFECT, which is a study of Tyvaso in patients with WHO Group 3 pulmonary hypertension associated with chronic obstructive pulmonary disease (PH-COPD). There are presently no FDA-approved therapies indicated for treatment of PH-COPD, which we estimate affects 100,000 patients in the United States.
We are also enrolling a phase 3 study called TETON 1, which is a study of Tyvaso in patients with IPF. The primary endpoint of this study, which will be conducted entirely in the United States, is the change in absolute forced vital capacity (FVC) from baseline to week 52. The TETON 1 study was prompted by data from the INCREASE study, which demonstrated improvements in certain key parameters of lung function in pulmonary hypertension patients with fibrotic lung disease (improved absolute FVC and reduced exacerbations of underlying lung disease). Specifically, in the INCREASE study, treatment with Tyvaso resulted in significant improvements in percent predicted FVC at weeks 8 and 16, with subjects having underlying etiologies of idiopathic interstitial pneumonias (week 8: 2.0%, p=0.0373 and week 16: 2.9%; p=0.0096) and IPF (week 8: 2.5%; p=0.0380 and week 16: 3.5%; p=0.0147) showing the greatest improvement. Consistent positive effects were also observed in patients with chronic hypersensitivity pneumonitis and environmental/occupational lung disease. These data points, combined with substantial preclinical evidence of antifibrotic activity of treprostinil, suggest that Tyvaso may offer a treatment option for patients with fibrotic lung disease. In December 2020, the FDA granted orphan designation for treprostinil to treat IPF. We are also in the process of commencing TETON 2, which is an additional phase 3 study of Tyvaso in IPF that is similar to TETON 1, but will be conducted outside the United States.

8	United Therapeutics, a public benefit corporation

If Tyvaso DPI is approved and the PERFECT and TETON studies are successful, we also plan to seek FDA approval to expand the Tyvaso-ILD label to include PH-COPD and IPF, respectively.
Tyvaso DPI
We have developed a dry powder formulation of inhaled treprostinil called Tyvaso DPI, under an in-license from MannKind Corporation (MannKind). Tyvaso DPI incorporates the dry powder formulation technology and Dreamboat® inhalation device technology used in MannKind’s Afrezza® (insulin human) Inhalation Powder product, which was approved by the FDA in 2014. If the FDA approves Tyvaso DPI, we believe that this new inhaled treprostinil therapy will provide substantial lifestyle benefits to PAH and PH-ILD patients, as compared with nebulized Tyvaso Inhalation Solution therapy, because it will be: (1) less time consuming to administer and easier to maintain, as the device and drug will be provided in pre-filled, single use, disposable cassettes, eliminating the need for cleaning and filling; and (2) mobile and more convenient, as the compact design of the Dreamboat device and drug cassettes used with Tyvaso DPI enables the device to easily fit into the patient’s pocket and the device does not require electricity to function.
We completed two clinical studies of Tyvaso DPI. One was a study in healthy volunteers, comparing the pharmacokinetics of Tyvaso DPI to Tyvaso Inhalation Solution. We completed the study in October 2020 and announced in January 2021 that the study demonstrated comparable systemic treprostinil exposure between Tyvaso DPI and Tyvaso Inhalation Solution. In December 2020, we completed a clinical study called BREEZE, which evaluated the safety and pharmacokinetics of switching PAH patients from Tyvaso Inhalation Solution to Tyvaso DPI. The BREEZE study demonstrated safety and tolerability of Tyvaso DPI in subjects with PAH transitioning from Tyvaso Inhalation Solution, and comparable systemic treprostinil exposure between Tyvaso DPI and Tyvaso Inhalation Solution. In April 2021, we submitted an NDA to the FDA seeking approval for Tyvaso DPI to treat both PAH and PH-ILD.
On October 15, 2021, the FDA provided us a complete response letter (CRL) in which it declined to approve the Tyvaso DPI NDA. In its complete response, the FDA cited a single deficiency preventing approval of Tyvaso DPI, related to an open inspection issue at a third-party analytical testing facility for treprostinil drug substance. The CRL noted, but did not cite as a deficiency, that the FDA had not yet completed its review of a Citizen Petition submitted to the FDA in July 2021 concerning the safety of an excipient in Tyvaso DPI. In December 2021, we resubmitted our NDA to the FDA, addressing the single deficiency cited in the CRL. In January 2022, the FDA accepted our resubmitted NDA for review, and designated our NDA as a class 1 resubmission with an expected two-month review period ending in February 2022. In February 2022, the FDA requested additional information concerning the pulmonary safety of Tyvaso DPI. We responded to the FDA’s request, and the FDA indicated that our response constitutes a major amendment to the Tyvaso DPI NDA, which extends the FDA’s anticipated deadline to review the pending NDA to May 2022.
In August 2021 we entered into a commercial supply agreement with MannKind (the Supply Agreement), which was later amended in October 2021. Pursuant to the Supply Agreement, MannKind is responsible for manufacturing and supplying Tyvaso DPI to us on a cost-plus basis. Unless earlier terminated, the initial term of the Supply Agreement continues until December 31, 2031 and will thereafter be renewed automatically for additional, successive two-year terms unless we give 24 months’ written notice of non-renewal, or MannKind gives 48 months’ written notice of non-renewal, prior to the end of the initial term or any additional renewal term. Each party has customary termination rights, including termination for the other party’s material breach that is not cured within a specific timeframe or in the event of liquidation, bankruptcy or insolvency of the other party.
Ralinepag
Ralinepag is a next-generation, oral, selective, and potent prostacyclin receptor agonist being developed for treatment of PAH. We are enrolling two phase 3 studies of ralinepag: (1) ADVANCE OUTCOMES, which is an event-driven study of ralinepag in PAH patients with a primary endpoint of time to first clinical worsening event; and (2) ADVANCE CAPACITY, studying the effect of ralinepag on exercise capacity in PAH patients with a primary endpoint of change in peak oxygen uptake via cardiopulmonary exercise test. Both of these studies are global, multi-center, placebo-controlled trials of patients on approved oral background PAH therapies.
Aurora-GT
We are conducting a clinical study (called SAPPHIRE) of a gene therapy product called Aurora-GT, in which a PAH patient’s own endothelial progenitor cells are isolated, transfected with the gene for human endothelial nitric oxide synthase, expanded ex-vivo, and then delivered back to the same patient. This product is intended to rebuild the blood vessels in the lungs that are compromised by PAH. This study is being conducted in Canada, is intended to be a registration-phase study for Canadian regulatory submission, and is sponsored by Northern Therapeutics, Inc., a Canadian entity in which we have a 49.7 percent voting stake and a 71.8 percent financial stake. We have the exclusive right to pursue this technology in the United States and will evaluate seeking FDA approval of Aurora-GT if SAPPHIRE is successful.

2021 Annual Report	9

Organ Manufacturing
Each year, end-stage organ failure kills millions of people. A significant number of these patients could have benefited from an organ transplant. Unfortunately, the number of usable, donated organs available for transplantation has not grown significantly over the past half century while the need has soared. Our long-term goals are aimed at addressing this shortage. With advances in technology, we believe that creating an unlimited supply of tolerable manufactured organs is now principally an engineering challenge, and we are dedicated to finding engineering solutions. We are engaged in research and development of a variety of technologies designed to increase the supply of transplantable organs and tissues and to improve outcomes for transplant recipients through regenerative medicine, 3-D organ bioprinting, xenotransplantation, and ex-vivo lung perfusion.
In 2019, we entered into a collaboration agreement with the University of Alabama at Birmingham (UAB) to develop a pilot-scale, designated pathogen-free facility to house genetically modified pigs, with a goal of commencing human clinical trials of xenotransplanted kidneys we call UKidneys™ from pigs to humans in the near term. In August 2020, UAB began to conduct operations at the facility with the first introduction of genetically-modified pigs, and in March 2021, the facility received its recertification of compliance from the American Association for Accreditation of Laboratory Animal Care. In 2019, we also entered into and amended agreements with NYU Langone Health (NYU) and University of Maryland Baltimore, respectively, to conduct preclinical testing of our porcine xenografts, which have been generating data regarding our UKidneys, UThymoKidneys™, and UHearts™.
While we continue to develop and commercialize therapies for rare and life-threatening conditions, we view organ manufacturing as a complementary solution for a broad array of diseases, many of which (such as PAH) have proven incurable to date through more traditional pharmaceutical and biologic therapies. For this reason, in 2015 we created a wholly-owned PBC called Lung Biotechnology PBC, chartered with the express purpose of “address[ing] the acute national shortage of transplantable lungs and other organs with a variety of technologies that either delay the need for such organs or expand the supply.” It is also why we included the development of “technologies that expand the availability of transplantable organs” as part of our express public benefit purpose when we converted United Therapeutics to a PBC in 2021.
Recently, we announced several key achievements in our organ manufacturing program:
•First Successful Xenotransplantation of a Porcine Heart: In January 2022, University of Maryland School of Medicine surgeons successfully transplanted an experimental, genetically-modified UHeart into a living human under an expanded access authorization by the FDA.
•Successful UKidney Tests in Preclinical Human Models: In September 2021, collaborators at NYU and UAB tested UThymoKidneys and UKidneys from our genetically modified pigs in brain-dead organ donors, providing preclinical evidence that genetically modified pig organs could transcend the most proximate immunological barriers to xenotransplantation. Results of the UAB experiment were published in the American Journal of Transplantation in January 2022.
•Ex-Vivo Lung Perfusion: In January 2022, we announced that more than 200 patients had received lung transplants following use of our centralized ex-vivo lung perfusion service. Ex-vivo lung perfusion technology increases the number of transplantable lungs by giving surgeons the ability to assess the function of marginal lungs to determine if the lungs are suitable for transplantation. This allows for the use of lungs that would have otherwise not been transplanted.
•Drone Delivery of Organs: In October 2021, we successfully completed the first-ever delivery of a lung for transplant at Toronto General Hospital, demonstrating the feasibility of our goal of delivering our manufactured organs with zero carbon footprint aircraft.
Discontinued Programs
•Trevyent. In August 2018, we acquired SteadyMed Ltd. (SteadyMed), which was developing Trevyent, a drug-device combination product for delivery of subcutaneous treprostinil. Following our acquisition of SteadyMed, we submitted an NDA for Trevyent to the FDA in June 2019. In April 2020, the FDA issued us a CRL declining to approve the NDA. Following the CRL, additional comments provided by the FDA indicated that we would need to both redesign the product to improve pump accuracy in certain respects and conduct a clinical study of the redesigned product. These additional steps would have caused considerable additional delay, and additional development efforts may not ultimately have been successful in addressing the FDA’s comments. We decided that continued development of Trevyent was no longer commercially reasonable in light of this additional FDA feedback, and discontinued our efforts to develop the product for the U.S. market.

10	United Therapeutics, a public benefit corporation

•Implantable System for Remodulin. On June 22, 2021, we and Medtronic, Inc. (Medtronic) agreed to discontinue further efforts to develop and commercialize the Implantable System for Remodulin (ISR). As background, we had been collaborating with Medtronic since 2009 to develop the ISR to deliver Remodulin for patients with PAH via an implantable system developed by Medtronic. On February 25, 2019, we entered into a Commercialization Agreement with Medtronic governing the parties’ collaboration to commercialize the ISR in the United States (the Commercialization Agreement). Despite FDA approval of Medtronic’s premarket approval application (PMA) for the ISR in December 2017, commercial launch of the product required Medtronic, as the applicant, to satisfy certain conditions to its PMA approval. Based on the evolution of treatment options and paradigms in PAH over the past few years, and the anticipated efforts required to satisfy the FDA’s conditions of approval, we and Medtronic decided to discontinue further efforts to develop and commercialize the ISR. We are working with Medtronic on a mutually-agreed approach to wind-down the development program, and to support patients already enrolled in clinical studies of the ISR, at our sole expense. Effective June 22, 2021, the parties mutually agreed to terminate the Commercialization Agreement.
•OreniPro. In February 2022, we discontinued the development of the oral prodrug version of Orenitram we called OreniPro, as a result of recent pharmacokinetic analyses suggesting that OreniPro’s dosing schedule would be similar to that of Orenitram.
Sales and Marketing
Our marketing strategy for our commercial PAH and PH-ILD products is to use our sales and marketing teams to reach out to the prescriber community to: (1) increase PAH and PH-ILD awareness; (2) increase understanding of the progressive nature of PAH and the importance of early treatment; and (3) increase awareness of our commercial products and how they fit into the various stages of disease progression and treatment.
Distribution of Commercial Products
United States Distribution of Tyvaso, Remodulin, Remunity Pump, Orenitram, and Unituxin
We distribute Tyvaso, Remodulin, the Remunity Pump, and Orenitram throughout the United States through two contracted specialty pharmaceutical distributors: Accredo Health Group, Inc. and its affiliates (Accredo) and Caremark, L.L.C. (CVS Specialty). Assuming FDA approval, we plan to distribute Tyvaso DPI through these same distributors. These distributors are required to maintain certain minimum inventory levels in order to ensure an uninterrupted supply to patients who are prescribed our therapies. We compensate Accredo and CVS Specialty on a fee-for-service basis for certain ancillary services in connection with the distribution of these products. If any of our distribution agreements expire or terminate, we may, under certain circumstances, be required to repurchase any unsold inventory held by our distributors.
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
United States Distribution of Adcirca
Under our manufacturing and supply agreement with Lilly, Lilly manufactures and distributes Adcirca on our behalf through its wholesaler network in the same manner that it distributes its own pharmaceutical products. Under the terms of this agreement, we take title to Adcirca upon completion of its manufacture by Lilly. Adcirca is shipped to customers in accordance with purchase orders received by Lilly. Upon shipment, Lilly sends an invoice and collects the amount due from the customer subject to customary discounts and rebates, if any. Although Lilly provides these services on our behalf, we maintain the risk of loss as it pertains to inventory, product returns, and non-payment of invoices. The manufacturing and supply agreement will continue in effect until the December 31, 2023 expiration or earlier termination of our license agreement for Adcirca. Lilly retains authority under the license agreement for all regulatory activities with respect to Adcirca, as well as its retail pricing, which has been and is expected to remain at price parity with Cialis. We have also established a patient assistance program in the United States, which provides Adcirca to eligible uninsured or under-insured patients at no charge.

2021 Annual Report	11

International Distribution of Tyvaso, Remodulin, Orenitram, and Unituxin
We currently sell Remodulin outside the United States to various distributors, each of which has exclusive distribution rights in one or more countries within Europe, the Middle East, Asia, and South and Central America. Our primary distributor outside the United States is Grupo Ferrer Internacional, S.A. (Ferrer), which holds Remodulin marketing authorization rights in many of these territories. We sell Tyvaso commercially to distributors that have exclusive distribution rights in Israel and Argentina. We also distribute Remodulin and Unituxin in Canada through a specialty pharmaceutical wholesaler. In some of the markets where we are not licensed to market Remodulin, such as Turkey, Taiwan, and the United Kingdom, Remodulin is available, but not marketed, on a named patient basis in which therapies are approved for individual patients by a national medical review board, hospital, or health plan on a case-by-case basis. Similar named-patient programs are also available for Tyvaso in certain countries. In November 2020, we entered into an exclusive agreement with Ferrer to distribute Orenitram throughout the territories where it also has distribution rights for Remodulin. Ferrer plans to submit a Marketing Authorization Application for Orenitram to the European Medicines Agency (EMA) in 2022. In December 2021, we entered into an exclusive agreement with Ferrer to distribute Tyvaso throughout the territories where it also has distribution rights for Remodulin. Ferrer plans to seek marketing authorization approval for Tyvaso to treat PH-ILD in Europe and several other territories. We distribute Unituxin in Japan through a third-party distributor that obtained Japanese marketing authorization during the second quarter of 2021.
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
Significant legal questions exist concerning the extent and scope of patent protection for biopharmaceutical products and processes in the United States and elsewhere. Accordingly, there is no certainty that patent applications owned or licensed by us will be issued as patents, or that our issued patents will afford meaningful protection against competitors. Once issued, patents are subject to challenge through both administrative and judicial proceedings in the United States and other countries. Such proceedings include re-examinations, inter partes reviews (IPR), post-grant reviews, and interference proceedings before the U.S. Patent and Trademark Office, as well as opposition proceedings before the European Patent Office. Litigation may be required to enforce, defend, or obtain our patent and other intellectual property rights. Any administrative proceeding or litigation could require a significant commitment of our resources and, depending on outcome, could adversely affect the scope, validity, or enforceability of certain of our patent or other proprietary rights.
Tyvaso, Remodulin, and Orenitram Proprietary Rights
We have a number of issued patents and pending patent applications covering our treprostinil-based products, Tyvaso, Remodulin, and Orenitram. We have been granted two patents related to manufacturing treprostinil that expire in 2028 and are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book (see Orange Book below), for Tyvaso, Remodulin, and Orenitram. Both of these patents are subject to the IPR proceedings discussed below under Generic Competition and Challenges to our Intellectual Property Rights.
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

12	United Therapeutics, a public benefit corporation

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
We have additional pending U.S. and international patent applications related to Tyvaso, Remodulin, and Orenitram.
Orange Book
In seeking approval of a drug through an NDA or upon issuance of new patents following approval of an NDA, applicants are required to submit to the FDA each patent that has claims covering the applicant’s product or a method of using the product. Each of the patents submitted is then published in the Orange Book. See Governmental Regulation—Patent Term and Regulatory Exclusivity below for further details. Remodulin currently has nine unexpired Orange Book-listed patents with expiration dates ranging from 2024 to 2029. Tyvaso currently has six unexpired Orange Book-listed patents expiring in 2028. Orenitram currently has twelve unexpired Orange Book listed patents with expiration dates ranging from 2024 to 2031. Additional patent applications are pending, and if granted, may be eligible for listing in the Orange Book.
Regulatory Exclusivity
•Tyvaso. In 2010, the FDA granted orphan drug designation for Tyvaso, which resulted in an orphan exclusivity period that expired in July 2016. In March 2021, the FDA granted Tyvaso three-year clinical trial exclusivity for PH-ILD as a result of the INCREASE study and the expansion of the Tyvaso label to include a PH-ILD indication. This exclusivity period will extend through March 2024, and will also cover Tyvaso DPI if it is approved for PH-ILD. In 2004, the European Commission designated Tyvaso an orphan medicinal product for treatment of both PAH and chronic thromboembolic pulmonary hypertension, which would confer a ten-year exclusivity period commencing if and when we obtain marketing approval. In December 2020, the FDA granted orphan designation for treprostinil for treatment of IPF. Thus, if our TETON studies are successful and the FDA approves our supplemental NDA to update the Tyvaso labeling to include an IPF indication, the FDA should grant seven-year orphan drug exclusivity for the new indication.
•Remodulin. Regulatory exclusivity for Remodulin in the United States and Europe has expired.
•Orenitram. In November 2019, following approval of our supplemental NDA to reflect the FREEDOM-EV results in the Orenitram label, the FDA granted orphan exclusivity for the new indication that Orenitram delays disease progression in PAH patients. This exclusivity expires in October 2026.
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
We settled litigation with Sandoz, Inc. (Sandoz) related to its ANDA seeking FDA approval to market a generic version of Remodulin and in March 2019, Sandoz announced the availability of its generic product in the United States. We have also entered into similar settlement agreements with other generic companies, some of which have also launched sales of generic versions of Remodulin. Through December 31, 2021, we have seen minimal erosion of Remodulin sales as a result of generic treprostinil competition in the United States. We are currently engaged in litigation with Sandoz and its marketing partner, RareGen, a subsidiary of Liquidia Corporation (Liquidia), related to the infusion devices used to deliver Remodulin subcutaneously. We understand that generic treprostinil was initially launched by Sandoz/RareGen for use only by intravenous administration. In May 2021, Liquidia announced that Sandoz’s generic treprostinil has been made available for subcutaneous use, following FDA clearance of a cartridge that can deliver the product via the Smiths Medical MS-3 pump. See Note 14—Litigation, to our consolidated financial statements included in this Report.
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

2021 Annual Report	13

and June 2027, respectively, although they may be permitted to enter the market earlier under certain circumstances. Competition from these generic companies could reduce our net product sales and profits. We recently filed a patent infringement action against ANI based on its ANDA seeking FDA approval to market a generic version of Orenitram. The litigation is in its very early stages, with trial set for May 2023. If ANI is successful in the pending litigation, it could accelerate the launch of generic competition for Orenitram, which could reduce our net product sales and profits. See Note 14—Litigation, to our consolidated financial statements included in this Report.
Liquidia – Yutrepia
We are engaged in patent litigation with Liquidia concerning three patents related to Tyvaso. The litigation is proceeding in parallel in two fora: (1) federal district court; and (2) the Patent Trial and Appeal Board (PTAB) of the U.S. Patent and Trademark Office.
As background, in January 2020 Liquidia submitted its initial NDA to the FDA for approval of Yutrepia™ (formerly known as LIQ861), a dry powder formulation of treprostinil for inhalation. The Yutrepia NDA was submitted under the 505(b)(2) regulatory pathway with Tyvaso as the reference listed drug, and received tentative approval from the FDA in November 2021. If and when Liquidia launches Yutrepia, it would compete directly with Tyvaso, Tyvaso DPI (if approved), and our other treprostinil-based products.
Following the initial submission of the Yutrepia NDA, we filed a lawsuit in federal district court against Liquidia for infringement of three of our patents. As a result, the FDA is automatically precluded from granting final approval of Liquidia’s NDA for up to 30 months (a period that expires in October 2022) or until final judgment is issued in the district court litigation, whichever occurs first. Liquidia contends that each asserted claim of these three patents is invalid and/or not infringed by Yutrepia. Trial is scheduled for March 2022.
Separately, Liquidia has been attempting to invalidate these patents by filing petitions for IPR with the PTAB. Challengers in IPR proceedings have a lower burden of proof (preponderance of the evidence) relative to district court litigation (clear and convincing evidence) to successfully challenge the validity of patent claims. The PTAB refused to institute one of the IPRs, and the other two are proceeding on separate timelines:
•U.S. Patent No. 9,593,066: In October 2020, the PTAB declined to institute IPR proceedings relating to this patent because Liquidia failed to establish a reasonable likelihood of prevailing on any claim of this patent.
•U.S. Patent No. 9,604,901: In October 2021, the PTAB issued a final written decision on Liquidia’s IPR relating to this patent. The PTAB upheld the patentability of two of the claims of this patent, one of which was being asserted against Liquidia in the district court litigation, and found that seven other claims of this patent were unpatentable. All claims of this patent remain valid until any IPR appeals are exhausted. In December 2021, we filed a stipulation in the district court litigation that the ’901 patent is not infringed by Liquidia based on the court’s claim construction ruling. That stipulation is subject to our right to appeal the court’s claim construction at the appropriate time.
•U.S. Patent No. 10,716,793: In August 2021, the PTAB instituted IPR proceedings related to this patent. The PTAB has until August 2022 to issue a final written decision regarding this IPR.
In order to prevail in our district court litigation against Liquidia, we need a judgment that at least one of the claims of at least one of these patents is not invalid and is infringed by Yutrepia. We must prove infringement by a preponderance of the evidence, and in order for Liquidia to prevail on its invalidity defense, it must prove invalidity by clear and convincing evidence. For further details, please see Note 14—Litigation, to our consolidated financial statements.
Adcirca – Generic Competition
A U.S. patent for Adcirca for treatment of pulmonary hypertension expired in November 2017, and FDA-conferred regulatory exclusivity expired in May 2018, leading to the launch of a generic version of Adcirca by Mylan N.V. in August 2018, and by additional companies in February 2019. Generic competition for Adcirca has had a material adverse impact on Adcirca net product sales.
General
We intend to vigorously enforce our intellectual property rights related to our products. However, we cannot assure you that we will prevail in defending our patent rights, or that additional challenges from other ANDA filers or other challengers will not surface with respect to our products. Our patents could be invalidated, found unenforceable, or found not to cover one or more generic forms of our products. If any ANDA filer or filer of a 505(b)(2) NDA for a branded treprostinil product were to receive approval to sell its treprostinil product and/or prevail in any patent litigation, our affected product(s) would become subject to increased competition. Patent expiration, patent litigation, and competition from generic or other branded treprostinil manufacturers could have a significant, adverse impact on our treprostinil-based product revenues — including the anticipated revenues from new products such as Tyvaso DPI — our profits, and our stock price. These potential effects are inherently difficult to predict. For additional discussion, refer to the risk factor entitled, Our intellectual property rights may not effectively deter competitors from developing competing products that, if successful, could have a material adverse effect on our revenues and profits, contained in Part I, Item 1A—Risk Factors included in this Report.

14	United Therapeutics, a public benefit corporation

Adcirca License Agreement
In 2008, Lilly granted us an exclusive license to develop, market, promote, and commercialize Adcirca for treatment of pulmonary hypertension in the United States. We agreed to pay Lilly royalties based on our net product sales of Adcirca. Lilly retained the exclusive rights to develop, manufacture, and commercialize pharmaceutical products containing tadalafil, the active pharmaceutical ingredient in Adcirca, for treatment of pulmonary hypertension outside of the United States and for treatment of other diseases worldwide. Lilly retained authority for all regulatory activities with respect to Adcirca and for setting the wholesale price of Adcirca, which has been and is expected to continue to be at price parity with Cialis. In May 2017, we amended our Adcirca license agreement with Lilly in order to clarify and extend the term of the agreement and to amend the economic terms of the agreement following a patent expiry in November 2017. As a result, we are required to make milestone payments to Lilly equal to $325,000 for each $1.0 million in net product sales, plus a royalty equal to ten percent of our net product sales. In June 2020, we amended our Adcirca license agreement to extend its term through December 31, 2023. Previously, the agreement was scheduled to expire at the end of 2020. Following expiration, we will remain obligated to refund the purchase price of any Adcirca that we previously sold to distributors that expires unsold. For additional discussion, refer to our Adcirca product description contained in Part I, Item 1—Business Overview—Products to Treat Pulmonary Arterial Hypertension.
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
DEKA Agreements
In December 2014, we entered into an exclusive agreement with DEKA to develop a pre-filled, semi-disposable system for subcutaneous delivery of Remodulin, which we refer to as the Remunity Pump. Our agreement with DEKA expires on the last to occur of 25 years from the first product launch under the agreement, or upon the expiration of the last valid claim of a patent licensed from DEKA under the agreement that covers the Remunity Pump. Under the terms of the agreement, we funded the development costs related to the Remunity Pump, and will continue to fund further development costs associated with new versions of the pump. We will pay product fees and a single-digit royalty to DEKA based on commercial sales of the Remunity Pump and the Remodulin drug product sold for use with the system. Either party may terminate the agreement immediately upon a material breach by the other party that is uncured following the relevant cure period, or in the event of the other party’s bankruptcy or insolvency. In November 2019, we entered into a supply agreement with an affiliate of DEKA to manufacture and supply the Remunity Pump. Under this supply agreement, we are responsible for all costs associated with manufacturing the Remunity Pump. The Remunity Pump is covered by issued patents and pending patent applications both in the U.S. and other countries. The expiration dates of currently issued U.S. patents range from 2027 through 2033.
Tyvaso DPI and the MannKind Agreement
In September 2018, we entered into a worldwide, exclusive license and collaboration agreement with MannKind for the development and commercialization of Tyvaso DPI for treatment of PAH. The agreement became effective on October 15, 2018.
Under our agreement with MannKind, we are responsible for global development, regulatory, and commercial activities related to Tyvaso DPI, and we share manufacturing responsibilities with MannKind. Under the terms of the agreement, we paid MannKind $45.0 million following the effectiveness of the agreement in October 2018, and we paid $25.0 million in each of 2019 and 2020 following the achievement of specific development targets. MannKind is also entitled to receive low double-digit royalties on our net sales of the product. In addition, we have the option, in our sole discretion, to expand the license to include other active ingredients for treatment of pulmonary hypertension. We will pay MannKind up to $40.0 million in additional option exercise and development milestone payments for each product (if any) added to the license pursuant to this option, as well as a low double-digit royalty on our net sales of any such product.
Under our license agreement with MannKind, we have an exclusive license to a variety of granted and pending patents and patent applications related to treprostinil inhalation powder and the Dreamboat device, including multiple patent families covering the U.S. and other major market countries. These patents cover drug formulation, devices and device components, and manufacturing processes and intermediates. Expiration dates for issued patents range from the mid-2020s to the mid-2030s. Additional patents subject to pending patent applications, if issued, would have expiration dates in the late 2030s. We believe that certain of the issued and pending patents (if issued) we license from MannKind would be eligible for listing in the Orange Book for Tyvaso DPI.

2021 Annual Report	15

Ralinepag and the Arena Agreement
On November 15, 2018, we entered into an exclusive license agreement with Arena Pharmaceuticals, Inc. (Arena) related to ralinepag. On January 24, 2019, in connection with the closing of the transactions contemplated by the license agreement: (1) Arena granted to us perpetual, irrevocable, and exclusive rights throughout the universe to develop, manufacture, and commercialize ralinepag; (2) Arena transferred to us certain other assets related to ralinepag, including, among others, related domain names and trademarks, permits, certain contracts, inventory, regulatory documentation, Investigational New Drug (IND) Application No. 109021 (related to ralinepag), and non-clinical, preclinical, and clinical trial data; (3) we assumed certain limited liabilities from Arena, including, among others, all obligations arising after the closing under the assumed contracts and the IND described above; and (4) we paid Arena $800.0 million, which we expensed as acquired in-process research and development and included within research and development expenses in our consolidated statements of operations for the year ended December 31, 2019. We will also pay Arena: (1) a one-time payment of $250.0 million for the first, if any, marketing approval we receive in the United States for an inhaled version of ralinepag to treat PAH; (2) a one-time payment of $150.0 million for the first, if any, marketing approval we receive in any of Japan, France, Italy, the United Kingdom, Spain, or Germany for an oral version of ralinepag to treat any indication; and (3) low double-digit, tiered royalties on net sales of any pharmaceutical product containing ralinepag as an active ingredient, subject to certain adjustments for third-party license payments. Under our license agreement with Arena, we have an exclusive license to a variety of granted and pending patents and applications related to ralinepag covering drug formulation, manufacturing and dosage, among others. Many of these patents and patent applications would be eligible for listing in the Orange Book. Based on potential patent term extensions and additional patent filings, we believe that U.S. patent protection for ralinepag will likely last through at least the mid-2030s.
Other
We are party to various other license agreements related to therapies and technologies under development. These license agreements require us to make payments based on a percentage of sales if we are successful in commercially developing these therapies, and may require other payments upon the achievement of certain milestones.
Manufacturing and Supply
We manufacture our primary supply of Tyvaso, Remodulin, Orenitram, and Unituxin at our own facilities. In particular, we synthesize treprostinil, the active ingredient in Tyvaso and Remodulin, and treprostinil diolamine, the active ingredient in Orenitram, at our facility in Silver Spring, Maryland. We produce dinutuximab, the active ingredient in Unituxin, at our Silver Spring facility. We manufacture Tyvaso, Remodulin, and Unituxin drug product at our Silver Spring facility. We manufacture Orenitram drug product and we package, warehouse, and distribute Tyvaso, Remodulin, Orenitram, and Unituxin at our facility in Research Triangle Park, North Carolina.
We maintain, at a minimum, a two-year inventory of Tyvaso, Remodulin, and Orenitram based on expected demand, and we contract with third-party contract manufacturers to supplement our capacity for some products, in order to mitigate the risk that we might not be able to manufacture internally sufficient quantities to meet patient demand. For example, Baxter Pharmaceutical Solutions, LLC is approved by the FDA, the EMA, and various other international regulatory agencies to manufacture Remodulin for us. We rely on Woodstock Sterile Solutions to serve as an additional manufacturer of Tyvaso, and we rely entirely on Minnetronix Inc. to manufacture the nebulizer used in our Tyvaso Inhalation System. We have no plans to develop a redundant manufacturing source for dinutuximab, the active ingredient in Unituxin, or for finished Unituxin or Orenitram drug product.
DEKA and its affiliates are currently entirely responsible for manufacturing the Remunity Pump. MannKind is the sole manufacturer of Tyvaso DPI. We currently rely on third-party contract manufacturers to produce ralinepag.
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
Competition
Many drug companies engage in research, development, and commercialization of products to treat cardiopulmonary diseases and cancer. For treatment of PAH, we compete with many approved products in the United States and the rest of the world, including the following:
•Generic treprostinil and generic tadalafil. These products have been available in the United States since 2019 and 2018, respectively, as discussed above under Patents and Other Proprietary Rights, Strategic Licenses, and Market Exclusivity–Generic Competition.

16	United Therapeutics, a public benefit corporation

•Flolan, Veletri, and generic epoprostenol. Flolan (epoprostenol) is a prostacyclin that is delivered by intravenous infusion. GlaxoSmithKline (Glaxo) began marketing Flolan in the United States in 1996. In 2008, the FDA approved generic epoprostenol for treatment of PAH. In 2010, Actelion Limited (Actelion) (which was acquired by Johnson & Johnson in 2017) commenced sales of Veletri, which is another version of intravenous epoprostenol.
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
•Revatio® and generic sildenafil citrate. Approved in 2005 in the United States, Revatio (sildenafil citrate) is an oral PDE-5 inhibitor therapy manufactured by Pfizer Inc. Revatio contains sildenafil citrate, the same active ingredient as Viagra®. In 2012, several companies began marketing generic formulations of sildenafil citrate.
•Letairis® and generic ambrisentan. Approved in 2007 in the United States, Letairis (ambrisentan) is an oral ETRA therapy marketed by Gilead Sciences, Inc. (Gilead) for treatment of PAH. In 2008, Glaxo received marketing authorization from the EMA for Letairis in Europe, where it is known as Volibris®. In 2015, Gilead announced the positive results of the AMBITION study of ambrisentan and tadalafil as an up-front combination therapy for PAH, which we believe has driven increased use of ambrisentan and tadalafil. Generic ambrisentan became available in the United States in 2019.
•Opsumit®. Approved in 2013 in both the United States and in the EU, Opsumit (macitentan) is an oral ETRA therapy marketed by Actelion for treatment of PAH.
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
There are also a variety of investigational PAH therapies in the later stages of development, including the following:
•Yutrepia, a dry powder formulation of treprostinil designed for deep-lung delivery using a disposable inhaler being developed by Liquidia. In November 2021, Liquidia announced the FDA granted tentative approval for its NDA for Yutrepia to treat PAH, with final approval pending resolution of the regulatory stay triggered by the litigation described above under Patent and Other Property Rights, Strategic Licenses, and Market Exclusivity—Generic Competition and Challenges to our Intellectual Property Rights. In late 2020, Liquidia completed a business combination with RareGen, LLC, which markets a generic version of Remodulin. Liquidia has indicated that it plans to seek approval to expand Yutrepia’s label to include PH-ILD, following expiration of Tyvaso’s regulatory exclusivity in that indication in March 2024.
•Sotatercept, an injected TGF-beta modulator being developed by Acceleron Pharma, Inc. (Acceleron), which was acquired by Merck & Co., Inc. in November 2021. Acceleron announced the successful completion of a phase 2 study in PAH patients in January 2020. A phase 3, registration trial called STELLAR was initiated in December 2020, and three additional phase 3 studies have begun. Acceleron has indicated it may also study sotatercept in PH-ILD.
•Imatinib, a drug currently used to treat cancer under the trade name Gleevec®, is being developed for treatment of PAH by three companies. Tenax Therapeutics, Inc. announced plans to initiate a phase 3 study of an oral formulation during 2022. Aerovate Therapeutics, Inc. announced it initiated a phase 2/3 clinical study of an inhaled formulation of imatinib. Aerami Therapeutics Holdings, Inc. is conducting a phase 1 trial of an inhaled formulation of imatinib, and has announced plans to initiate a phase 2/3 trial in early 2022.
•TPIP (NS1009), a treprostinil palmitil inhalation (dry powder nanoparticle formulation of a treprostinil prodrug) being developed by Insmed Incorporated (Insmed) for PAH. TPIP is currently undergoing phase 2 studies in PAH patients, and Insmed has announced plans to commence studies in PH-ILD and IPF patients.
•L606, an inhaled, liposomal form of treprostinil being developed by Pharmosa Biopharm Inc. (Pharmosa) for PAH, which completed a phase 1 study in healthy volunteers. Pharmosa initiated a phase 3 study in August 2021.
•Pemziviptadil (PB1046), a subcutaneously-injected, sustained release analogue of the native human vasoactive intestinal peptide, which is being developed by PhaseBio Pharmaceuticals, Inc. (PhaseBio). In December 2021, PhaseBio announced discontinuation of its phase 2 study in PAH patients due to the impact of the COVID-19 pandemic on manufacturing, associated drug supply, and the rate of enrollment in the study.
•Rodatristat ethyl (RVT-1201), a tryptophan hydroxylase inhibitor being developed by Altavant Sciences, Inc. (Altavant), a wholly-owned subsidiary of Sumitovant Biopharma Ltd., to treat PAH. Altavant is conducting a phase 2 clinical study in PAH patients, and is conducting phase 1 studies for IPF.
•Seralutinib (GB002), an inhaled PDGF receptor kinase inhibitor being developed by Gossamer Bio, Inc. to treat PAH. Two phase 2 clinical studies are ongoing.

2021 Annual Report	17

•TIVUS™, an ultrasound catheter system being developed by SoniVie for treatment of denervation associated with PAH, has undergone phase 1 trials in PAH patients. A pivotal trial is ongoing.
•MK-5475, an inhaled once-daily sGC stimulant being developed by Merck Sharpe & Dohme Corp. for PAH (phase 2/3) and PH-COPD (phase 1).
•Zamicastat (BIA 5-1058), an oral potent and selective dopamine beta hydroxylase inhibitor being developed by Bial Portela C.S.A., for PAH. A Phase 2 study was completed in October 2021.
Oral non-prostacyclin therapies (such as PDE-5 inhibitors and ETRAs) are commonly prescribed as first-line treatments for the least severely ill PAH patients (functional class II patients). As patients progress in their disease severity (functional classes III and IV), more advanced approved therapies, such as inhaled prostacyclin analogues (such as Tyvaso) or infused prostacyclin analogues (such as Remodulin) are then commonly added. Orenitram was the first approved oral prostacyclin-class therapy for PAH in the United States, and offers a more convenient alternative therapy to Remodulin and Tyvaso. The use of available oral therapies could delay many patients’ need for inhaled or infused prostacyclin therapy. As a result, the availability of oral therapies affects demand for our inhaled and infused products.
Orenitram faces direct competition from Uptravi, which is indicated to delay disease progression and reduce the risk of hospitalization for PAH. Orenitram’s initial indication was limited to the improvement of exercise capacity, which may have led physicians to prescribe Uptravi instead of Orenitram. As noted above, however, Uptravi is an oral IP prostacyclin receptor agonist. While prostacyclin analogues such as Orenitram broadly mimic the effect of prostacyclin, IP prostacyclin receptor agonists bind selectively to the IP receptor, one of several prostacyclin receptors. In addition, Orenitram’s label allows physicians flexibility to titrate each patient’s dosing up to a level according to tolerability, without any stated maximum. By contrast, Uptravi’s label limits uptitration to a specific maximum dose. Given the progressive nature of PAH, we believe that many patients will initiate Orenitram or another one of our treprostinil-based therapies after their disease progresses on Uptravi. In August 2018, we announced the results of our FREEDOM-EV clinical study, which demonstrated that Orenitram delays time to clinical worsening, demonstrated improvement across key clinical measures, and, at study closure, indicated a positive impact on survival rates. In October 2019, the FDA approved a supplement to our Orenitram NDA expanding the Orenitram label to indicate that it also delays disease progression, in addition to improving exercise capacity. We believe that these clinical results and updated labeling have resulted in increased use of Orenitram.
We have faced generic competition for Adcirca since the launch of generic tadalafil in the United States in August 2018, which has significantly reduced our Adcirca revenues. We have also faced generic competition for Remodulin in the United States and certain European countries since 2019. Finally, we have entered into settlement agreements with Actavis and Watson, permitting them to launch generic versions of Orenitram and Tyvaso in June 2027 and January 2026, respectively, or earlier under certain circumstances. For details regarding these and other potential generic competitors, see the section above entitled Patents and Other Proprietary Rights, Strategic Licenses, and Market Exclusivity—Generic Competition and Challenges to our Intellectual Property Rights.
Tyvaso, Tyvaso DPI (if approved), and our other treprostinil-based products may face competition from Liquidia if it obtains final approval of Yutrepia, a dry powder inhaled version of treprostinil.
Aside from Tyvaso, there are no approved therapies to treat PH-ILD. No therapy is approved to treat PH-COPD. We plan to pursue a PH-COPD indication for Tyvaso and Tyvaso DPI (if approved), assuming our PERFECT study is successful. As noted above, several PAH drug candidates may also be developed for PH-ILD or PH-COPD (e.g., Yutrepia, sotatercept, MK-5476, and TPIP). Other companies are now developing, or may in the future develop, therapies to treat WHO Group 3 pulmonary hypertension, including INOpulse®, an inhaled nitric oxide delivery system being developed by Bellerophon Therapeutics, Inc. for fibrotic interstitial lung disease (fILD) patients at risk of pulmonary hypertension, as well as pulmonary hypertension associated with other indications such as COPD and sarcoidosis. A phase 3 study in fILD is ongoing.
In addition, the use of antifibrotic therapies to treat underlying lung disease (such as the IPF therapies discussed below) could delay the onset of WHO Group 3 pulmonary hypertension.
Following the results of the INCREASE study, we expanded our investigational efforts with inhaled treprostinil to examine its use to treat the lung diseases underlying PH-ILD, including our TETON studies of Tyvaso in IPF patients. If the TETON program is successful, we anticipate seeking an IPF indication for Tyvaso and Tyvaso DPI (if approved). There are currently two therapies that are approved to treat IPF: Ofev® (nintedanib), which is marketed by Boehringer Ingelheim International GmbH, and Esbriet® (pirfenidone), which is marketed by F. Hoffman-La Roche Ltd. (Roche). However, clinical studies have indicated that these therapies only slow lung function decline in IPF patients, resulting in a significant unmet need for therapies that halt or reverse lung function decline in IPF. There are a number of potentially competing therapies in advanced clinical development for IPF. These therapies include, but are not limited to, Galapagos NV’s GLPG4716 (phase 1), FibroGen, Inc.’s pamrevlumab (phase 3), F. Hoffmann-La Roche AG’s rhPTX-2; formerly PRM-151 (recombinant human pentraxin-2) (phase 3), Galecto, Inc.’s GB0139 (phase 2), Sanofi S.A.’s belumosudil (KD025) (phase 2), MediciNova, Inc.’s tipelukast (MN-001) (phase 2), Nitto Denko Corporation’s ND-L02-s0201 (phase 2), Bristol Myers Squibb Company’s Orencia® (abatacept) (phase 2) and BMS-986278 (phase 2), Celgene Corporation’s CC-90001 (phase 2), and Horizon Therapeutics plc’s HZN-825 (phase 2).
Unituxin may face competition from Qarziba® (dinutuximab beta), an antibody product developed by Apeiron Biologics AG that is approved in Europe to treat high-risk neuroblastoma, but is not approved in the United States. In October 2016, EUSA Pharma (UK) Ltd. announced it had acquired global commercialization rights to Qarziba. In addition, Y-mAbs Therapeutics, Inc. (Y-mAbs), is developing several GD-2 targeting drug candidates, and in November 2020 obtained FDA approval for Danyelza® (naxitamab-

18	United Therapeutics, a public benefit corporation

gqgk) to treat pediatric and adult patients with relapsed and refractory (second line) high-risk neuroblastoma in bone or bone marrow. Y-mAbs is also conducting studies of naxitamab for frontline high-risk neuroblastoma.
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

2021 Annual Report	19

•Phase 4 studies are often conducted following marketing approval, in order to meet regulatory requirements or to provide additional data related to drug use.
FDA Approval Process
After successful completion of the required clinical testing, an NDA is typically submitted to the FDA in the United States, and a marketing authorization application is typically submitted to the EMA in the EU. FDA approval of the NDA is required before the product may be marketed in the United States. The NDA must include the results of all preclinical, clinical and other testing and a compilation of data related to the product’s pharmacology, chemistry, manufacture, and controls.
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
Post-Approval Regulatory Requirements
Once an NDA is approved, the product is subject to continuing regulation. For instance, pharmaceutical products may be marketed only for their approved indications and in accordance with the provisions of their approved labeling. The FDA closely regulates the post-approval marketing, labeling, and advertising of prescription drugs, including direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities, and promotional activities involving the Internet.
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

20	United Therapeutics, a public benefit corporation

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
NDA applicants are required to identify each patent with claims that cover the drug (drug substance or drug product) or FDA-approved method of using the drug. Upon product approval, these patents are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. The Orange Book Transparency Act of 2020, enacted in January 2021, amends the statutory provisions regarding the types of patents and exclusivity-related information listed in the Orange Book. The impact of these changes is not yet known. Every ANDA applicant must make one of several certifications to the FDA with regard to each Orange Book listed patent for the RLD. A Paragraph III certification states that the ANDA applicant seeks approval after the patent expires. A Paragraph IV certification asserts that the patent does not block approval of the ANDA, either because the patent is invalid or unenforceable or because the patent, even if valid, is not infringed by the new product. If the applicant does not challenge the listed patents, the ANDA will not be approved until all the listed patents claiming the referenced product have expired. Alternatively, for a method of use patent covering an approved indication, an ANDA applicant may submit a statement to the FDA that the company is not seeking approval for the covered indication. As a practical matter, this is available only if the RLD is approved for multiple indications, at least one of which is not patent protected.
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
An ANDA also will not be approved until any non-patent exclusivity, such as exclusivity for obtaining approval of an NDA for a new chemical entity, has expired. Federal law provides a period of five years following approval of a drug containing no previously approved active ingredient, during which ANDAs for generic versions of those drugs cannot be submitted unless the submission contains a Paragraph IV certification, in which case the submission may be made four years following the original product approval. Following approval of an application to market a drug that contains previously approved active ingredients in a new dosage form, route of administration or combination, or for a new condition of use that was required to be supported by new

2021 Annual Report	21

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
The Biologics Price Competition and Innovation Act of 2009, or BPCI Act, created an abbreviated approval pathway for biological products shown to be “biosimilar” to an FDA-licensed reference biological product to minimize duplicative testing. Biosimilarity requires the absence of clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, which, absent a waiver, must be shown through analytical studies, animal studies, and at least one clinical study. Intricacies associated with the larger, and often more complex, structures of biological products, as well as the processes by which such products are manufactured, pose significant hurdles to implementation that are still being addressed by the FDA. In July 2018, the FDA announced an action plan to encourage the development and efficient review of biosimilars, including the establishment of a new office within the agency that will focus on therapeutic biologics and biosimilars. On December 20, 2020, Congress amended the Public Health Services Act as part of the COVID-19 relief bill to further simplify the biosimilar review process by making it optional to show that conditions of use proposed in labelling have been previously approved for the reference product, which used to be a requirement of the application. In September 2021, the FDA issued two guidance documents intended to inform prospective applicants and facilitate the development of proposed biosimilars and

22	United Therapeutics, a public benefit corporation

interchangeable biosimilars, as well as to describe the FDA’s interpretation of certain statutory requirements added by the BPCIA.
A reference biologic is granted 12 years of exclusivity from the time of first licensure of the reference product. The first biologic product submitted under the abbreviated approval pathway that is approved as a biosimilar and also meets additional standards for interchangeability with the reference product, has exclusivity against other biologics submitted under the abbreviated approval pathway for a set period. Effective March 2020, certain products that were approved as drugs under the FDC Act, such as insulin and human growth hormone, are now deemed to be biologics under the PHSA, which means they may face competition through the biosimilars pathway and they may not be eligible for the twelve-year period of exclusivity granted to new BLAs. Because biologically sourced raw materials are subject to unique contamination risks, their use may be restricted in some countries.
Cell-Based and Tissue-Based Products
Manufacturers of cell- and tissue-based products must comply with the FDA’s current good tissue practices (cGTP), which are FDA regulations that govern the methods used in, and the facilities and controls used for, the manufacture of such products. The primary intent of the cGTP requirements is to ensure that cell- and tissue-based products are manufactured in a manner designed to prevent the introduction, transmission, and spread of communicable diseases. Cell and tissue-based products may also be subject to the same approval standards, including demonstration of safety and efficacy, as other biologic and drug products, if they meet certain criteria such as if the cells or tissues are more than minimally manipulated or if they are intended for a non-homologous use (a use different from the cell’s origin).
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
Regulation of Medical Devices
We currently do not hold any stand-alone medical device authorizations, but we do hold FDA authorization for the Tyvaso Inhalation System as part of the drug-device combination NDA for Tyvaso. In addition, our business partners have the medical device clearances required to deliver our drugs, including, for example, the Remunity Pump. Medical devices may also be subject to FDA approval and extensive regulation under the FDC Act. Medical devices are classified into one of three classes: Class I, Class II, or Class III. A higher class indicates a greater degree of risk associated with the device and a greater amount of control needed to ensure safety and effectiveness.
All devices, unless exempt by FDA regulation, must adhere to a set of general controls, including compliance with the applicable portions of the FDA’s Quality System Regulation (QSR), which sets forth good manufacturing practice requirements; facility registration and product listing; reporting of adverse medical events; truthful and non-misleading labeling; and promotion of the device consistent with its cleared or approved intended uses. Class II and III devices are subject to additional special controls and may require FDA clearance of a premarket notification (510(k)) or approval of a PMA application.
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

2021 Annual Report	23

The FDA also allows the submission of a direct de novo petition. This procedure allows a manufacturer whose novel device is automatically classified into Class III to request down-classification of its medical device into Class I or Class II on the basis that the device presents low or moderate risk, rather than requiring the submission and approval of a PMA. Prior to the enactment of the Food and Drug Administration Safety and Innovation Act of 2012 (FDASIA), a medical device could only be eligible for de novo classification if the manufacturer first submitted a 510(k) premarket notification and received a determination from the FDA that the device was not substantially equivalent. FDASIA streamlined the de novo classification pathway by permitting manufacturers to request de novo classification directly without first submitting a 510(k) premarket notification to the FDA and receiving a not substantially equivalent determination.
The 510(k), de-novo or PMA processes can be expensive, lengthy, and unpredictable. The FDA’s 510(k) clearance process usually takes from three to 12 months, but can last longer. The process of obtaining a PMA approval is much more costly and uncertain than the 510(k) clearance process and generally takes from one to three years, or even longer, from the time the application is filed with the FDA. In addition, a PMA approval generally requires the performance of one or more clinical trials. Despite the time, effort, and cost invested by a sponsor, a device may not be approved or cleared by the FDA. The Cures Act requires the FDA to establish a program that would expedite access to devices that provide more effective treatment or diagnosis of life-threatening or irreversibly debilitating diseases or conditions, for which no approved or cleared treatment exists or which offer significant advantages over existing approved or cleared alternatives. In December 2018, the FDA published final guidance on this “breakthrough” devices pathway which allows for sponsors to interact directly with the FDA during the development process and to receive prioritized review of their submission. In January 2021, the FDA released final guidance on the Safer Technologies Program (STeP), to encourage the innovation and market entry of device technologies that are safer than current alternatives but that do not otherwise satisfy the breakthrough device criteria, including device technologies to treat non-life-threatening or reasonably reversible conditions. STeP is modeled after the breakthrough device program and is intended to provide similar benefits, including increased communication with the FDA and prioritized review.
Clinical trials for medical devices are subject to similar requirements as clinical trials with respect to drugs or biologics. Clinical trials involving significant risk devices (e.g., devices that present a potential for serious risk to the health, safety, or welfare of human subjects) are required to obtain both FDA approval of an investigational device exemption (IDE) application and IRB approval before study initiation. Clinical trials involving non-significant risk devices are not required to submit an IDE for FDA approval but must obtain IRB approval before study initiation. During a study, the sponsor is required to comply with the applicable FDA requirements, including, for example, trial monitoring, selecting clinical investigators and providing them with the investigational plan, ensuring IRB review, adverse event reporting, record keeping requirements, and prohibitions on the promotion of investigational devices or on making safety or effectiveness claims about them. The clinical investigators in the clinical study are also subject to FDA regulations and must obtain patient informed consent, rigorously follow the investigational plan and study protocol, control the disposition of the investigational device, and comply with all reporting and recordkeeping requirements. Additionally, after a trial begins, the sponsor, the FDA, or the IRB could suspend or terminate a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits.
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

24	United Therapeutics, a public benefit corporation

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
The Cures Act sets forth a number of provisions pertaining to combination products, such as procedures for negotiating disagreements between sponsors and the FDA and requirements intended to streamline FDA premarket reviews of combination products that contain an already-approved component. For drug-device combination products, comprised of an FDA-approved drug and device primary mode of action, the Cures Act applies Hatch Waxman requirements to the premarket review process such that a patent dispute regarding the listed drug may result in the delay of the 510(k) clearance or PMA approval of the combination product. Furthermore, the Cures Act applies exclusivity provisions (e.g., new chemical entity and orphan drug exclusivities) to the device clearance and approval process for combination products with a device primary mode of action.
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

2021 Annual Report	25

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
Medicare is a federal program that is administered by the federal government that provides covered health care benefits to individuals age 65 or over and to certain disabled and chronically ill persons. We are required to provide average sales price (ASP) information for certain of our products to CMS on a quarterly basis. The ASP we report must be calculated based on a statutorily-defined formula as well as regulations and interpretations of the statute by CMS. The ASP information is used by CMS to compute Medicare reimbursement rates for our drugs that are covered by Medicare Part B.
Unituxin is administered entirely as an in-patient therapy and would typically be reimbursed under Medicare Part A, which covers inpatient hospital benefits. However, because Unituxin is indicated for the treatment of a pediatric cancer, Medicare is unlikely to cover treatment, but Medicaid programs may cover pediatric patients requiring care.
Remodulin and Tyvaso are reimbursable under Medicare Part B, which covers physician services and outpatient care. The Medicare Part B contractors who administer the program cover Remodulin and Tyvaso under local coverage determinations and provide reimbursement according to statutory guidelines.
We pay rebates to sponsors that reimburse Medicare Part D products (Adcirca and Orenitram) as part of the Medicare Part D program, a voluntary outpatient prescription drug benefit to Medicare beneficiaries. We anticipate that Tyvaso DPI will also be reimbursed under Medicare Part D, if it is approved by the FDA.
State Medicaid programs also reimburse the cost of our commercial products at rates established by statutory guidelines. As noted above, when Remodulin, Tyvaso, Adcirca, Orenitram, and Unituxin are reimbursed by state Medicaid programs, we must pay rebates on our products to those state Medicaid programs. We anticipate that the same will be true for Tyvaso DPI, if it is approved by the FDA. Federal law requires that any company that participates in the Medicaid Drug Rebate program also participate in the Public Health Service’s 340B drug pricing program, in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B program, which is administered by the Health Resources and Services Administration (HRSA), requires participating manufacturers to agree to charge statutorily-defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients. The 340B ceiling price is calculated using a statutory formula, which is based on the average manufacturer price and rebate amount for the covered outpatient drug as calculated under the Medicaid Drug Rebate program, and in general, products subject to Medicaid price reporting and rebate liability are also subject to the 340B ceiling price calculation and discount requirement.
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
In order to be eligible to have our products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by certain federal agencies and grantees, we also participate in the U.S. Department of Veterans Affairs (VA) Federal Supply Schedule (FSS) pricing program. Under this program, we are obligated to make our products available for procurement under an FSS contract under which we must comply with standard government terms and conditions and charge a price to certain federal agencies that is no higher than the statutory Federal Ceiling Price (FCP). The FCP is based on the non-federal average manufacturer price (Non-FAMP), which we calculate and report to the VA on a quarterly and annual basis. We also participate in the Tricare Retail Pharmacy program, under which we pay quarterly rebates on utilization of innovator products that are dispensed through the Tricare Retail Pharmacy network to Tricare beneficiaries. The rebates are calculated as the difference between the annual Non-FAMP and FCP. Pricing and rebate calculations vary across products and programs, are complex, and are often subject to interpretation by us, governmental or regulatory agencies, and the courts, which can change and evolve over time.

26	United Therapeutics, a public benefit corporation

In addition, in the U.S., drug pricing by pharmaceutical companies is currently, and is expected to continue to be, under close scrutiny, including with respect to companies that have increased the price of products after acquiring those products from other companies. There are numerous ongoing efforts at the federal and state level seeking to indirectly or directly regulate drug prices to reduce overall healthcare costs using tools such as price ceilings, value-based pricing, and increased transparency and disclosure obligations. Several states have passed or are considering legislation that requires or purports to require companies to report pricing information, including proprietary pricing information. For example, in 2017, California adopted a prescription drug price transparency state bill requiring advance notice of and an explanation for price increases of certain drugs that exceed a specified threshold. Similar bills have been introduced previously at the federal level and also enacted in other states, and additional legislation could be introduced in the future.
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

2021 Annual Report	27

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
We are also subject to numerous other anti-bribery and anti-fraud laws, including the U.S. Foreign Corrupt Practices Act, the UK Bribery Act, and the federal Civil Monetary Penalties Law.
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
The PPACA and certain of its provisions have been subject to judicial challenges as well as efforts to repeal or replace them or to alter their interpretation or implementation. For example, the Tax Cuts and Jobs Act, enacted in December 2017, eliminated the tax-based payment required of individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code of 1986, commonly referred to as the “individual mandate,” effective January 1, 2019. On December 14, 2018, a United States District Court judge in Texas ruled that the Affordable Care Act is unconstitutional in its entirety because of Congress’s repeal of the individual mandate. On December 18, 2019, the United States Court of Appeals for the Fifth Circuit (Fifth Circuit) affirmed the portion of the district court’s ruling declaring the individual mandate unconstitutional and remanded for the district court to conduct analysis in the first instance on which provisions of the statute are severable from it and thus remain intact. The Supreme Court was asked to hear the case before it was remanded to the district court. The Supreme Court heard the case, and overturned the Fifth Court’s affirmation on the basis that the plaintiffs lacked standing to challenge the law and did not address its constitutionality. The Supreme Court’s decision left open the opportunity for additional challenges to the ACA.
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

28	United Therapeutics, a public benefit corporation

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
The Health Insurance Portability and Accountability Act of 1996 (HIPAA) imposes privacy, security, and breach reporting obligations, including mandatory contractual terms, with respect to safeguarding the privacy and security of individually-identifiable health information upon covered entities subject to the rule. Although we are not directly subject to HIPAA—other than with respect to providing certain employee benefits—we could be subject to criminal penalties if we knowingly obtain, use, or disclose individually-identifiable health information maintained by a HIPAA covered entity in a manner that is not authorized or permitted by HIPAA. We also may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA.
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

2021 Annual Report	29

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
Human Capital
We are united by our commitment to developing innovative therapies for unmet needs and our dedication to be responsible citizens that have a positive impact on patients, the environment, and society. Our employees, whom we call “Unitherians,” are mission critical to these commitments because they share the same passion and dedication to meeting our purpose. As of December 31, 2021, we had approximately 965 employees working across our 11 facilities worldwide.
Our people mission focuses on five key commitments, providing Unitherians with:
•Challenging, innovative work
•Opportunities for career advancement
•Autonomy to do their best work
•Inspiring work environment allowing for work/life integration
•Competitive pay and benefits
In 2021, we achieved $1.75 million in revenue per employee, which ranks near the top of our industry peer group. We feel strongly that such industry-leading productivity cannot be maintained without a core focus on our family of Unitherians, and a dedication to ensuring they are healthy and engaged. The Compensation Committee of our Board of Directors (Board) oversees our human capital management priorities.
The “Unitherian” Culture. We are intentional in our effort to maintain our entrepreneurial culture. We believe this instills a greater sense of ownership, meaning, and commitment in Unitherians, motivating them to work as hard as possible to achieve our ambitious goals. Moreover, we are confident that our culture provides us with a competitive advantage by enabling us to attract the best talent to drive innovation and excellence in pursuit of our key strategic objectives.

30	United Therapeutics, a public benefit corporation

PBC Conversion. In 2021, we converted United Therapeutics into a public benefit corporation, becoming the only company in our industry to do so. As a public benefit corporation, our Board is now obligated to balance the interests of its patient-focused public benefit purpose, the financial interests of shareholders, and the interest of other stakeholders who are materially impacted by our conduct, such as Unitherians. We believe that this conversion has helped further underscore our commitment to Unitherians, and well as our mission-driven public benefit purpose of creating a brighter future for patients.
Recruitment, Retention, and Talent Development. We strive to hire exceptionally smart people who are passionately committed to our goals and who will thrive in our unique culture. We provide Unitherians with a variety of personal and professional development opportunities for them to grow and thrive. We believe that our recruitment and talent development efforts are key factors in our low turnover compared to our industry peer group, which historically has trended well below the industry average. In 2021, we continued that trend with our voluntary turnover at 7.2 percent, well below industry average of 13.6 percent (based on June 1, 2020 through June 1, 2021 data from Aon/Radford’s Turnover Study for the Life Sciences and Medical Devices Sector, published December 2021).
Diversity and Inclusion. We are proud of our diverse workforce, and we firmly believe that being a great place to work means being diverse and inclusive. Women represent 50 percent of all Unitherians and 36 percent of our workforce identify as members of a racial or ethnic minority. We foster diversity and inclusion in many different ways, including support of Unitherian resource groups and through our Inclusion Advisory Group that provides ongoing input to our DEI Executive Council on diversity, equity, and inclusion strategies and initiatives. In 2021, 100% of Unitherians participated in training, facilitated discussions, and other activities as part of our multi-year, company-wide training initiative to promote and enrich awareness of important diversity, equity, and inclusion topics.
Employee Communication and Engagement. We encourage Unitherians to speak up, and we take action when they identify a concern. We also take steps to promote proactive communication by our management team, including Unitherian recognition, personal updates from leadership, and cross-functional engagement. Our Unitherian engagement initiatives include town hall meetings to connect Unitherians with company management, patient-focused sessions to connect Unitherians to the patient experience, and using Workplace by Facebook to create an Unitherian-only social environment to connect Unitherians across functions. We also regularly conduct broad surveys to solicit the views of Unitherians. Our efforts are borne out in the results of recent Unitherian engagement surveys, which showed that approximately 93 percent of respondents “have a high degree of trust and are likely to be retained.”
A Holistic Approach to Total Rewards and Employee Wellness. We require an exceptionally talented workforce. Because Unitherians are key to driving our strategic goals, we provide robust people programs that demonstrate the high value we place on the financial, mental, and physical wellness of Unitherians. Our comprehensive total rewards package includes short- and long-term incentive compensation that enables all of our full-time Unitherians to participate in our financial success. For example, all full-time domestic Unitherians are eligible to receive minimum annual compensation of $75,000, including salary and bonus. We also provide meaningful opportunities for Unitherians to share in our success by making every full-time Unitherian a shareholder through our long-term incentive programs. We offer market-leading benefit programs and provide access to a variety of health and wellness facilities and programs, such as on-site childcare centers and state-of-the-art fitness centers, and access to 24/7 Unitherian assistance programs.
Our COVID-19 Response. Our commitment to the wellness of Unitherians, who are working hard to support a continuous supply of medicines to our patients, has been crucial during the COVID-19 pandemic. Throughout the pandemic, we have maintained consistent contact with Unitherians to help keep them safe and feeling connected. Early in the pandemic we moved quickly to pivot all Unitherians who could work remotely into a work-from-home model and focused on providing the safest possible working environment for those Unitherians who were required to work in our facilities. In spring 2021, we communicated to our workforce our plans for a phased return to working in person well in advance to enable Unitherians to plan accordingly, and we continue to provide flexible options for hybrid work arrangements. As part of our continued effort to ensure the health and safety of our Unitherians, we required all Unitherians to be fully vaccinated before returning to in-person work in September 2021. We are also encouraging Unitherians to receive booster shots as they become eligible to do so. We continue to offer paid time off to Unitherians who need to isolate for COVID-related reasons. We remain committed to ensuring the safest possible work environment and acknowledging Unitherians’ contributions during this unprecedented time.
Board Oversight. Our Board, through its Compensation Committee, oversees our human capital management strategies, including our focus on diversity, equity, and inclusion; workplace environment and culture; and talent development and retention. These topics are generally reviewed and discussed at meetings of both the Compensation Committee and of the full Board, at least annually.
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

2021 Annual Report	31

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following is a list, as of February 24, 2022, setting forth certain information regarding our executive officers. Each executive officer holds office until the first meeting of the Board of Directors after the annual meeting of shareholders, and until his or her successor is elected and qualified or until his or her earlier resignation or removal. Each executive officer’s employment will end pursuant to the terms of his or her employment contract.

Name	Age	Position
Martine Rothblatt, Ph.D., J.D., M.B.A.	67	Chairperson and Chief Executive Officer
Michael Benkowitz	50	President and Chief Operating Officer
James C. Edgemond	54	Chief Financial Officer and Treasurer
Paul A. Mahon, J.D.	58	Executive Vice President, General Counsel, and Corporate Secretary
Martine Rothblatt, Ph.D., J.D., M.B.A., founded United Therapeutics in 1996 and has served as Chairperson and Chief Executive Officer since its inception. Previously, she created the satellite radio company SiriusXM. She is an inventor or co‑inventor on nine U.S. patents, with additional patents pending. Her pioneering book, Your Life or Mine: How Geoethics Can Resolve the Conflict Between Private and Public Interests in Xenotransplantation, anticipated the need for both global virus bio-surveillance and a greatly expanded supply of transplantable organs.
Michael Benkowitz joined United Therapeutics in 2011 as our Executive Vice President, Organizational Development, and was promoted to President and Chief Operating Officer in 2016. He is responsible for all of our commercial, medical affairs, and corporate compliance activities, most company-wide administrative functions, including human resources and information technology, many of our business development efforts, and several of our key business alliances and partnerships.
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
Paul A. Mahon, J.D., has served as General Counsel and Corporate Secretary of United Therapeutics since its inception in 1996. In 2001, Mr. Mahon joined United Therapeutics full-time as Senior Vice President, General Counsel, and Corporate Secretary. In 2003, Mr. Mahon was promoted to Executive Vice President, General Counsel, and Corporate Secretary. Prior to 2001, he served United Therapeutics, beginning with its formation in 1996, in his capacity as principal and managing partner of a law firm specializing in technology and media law.

32	United Therapeutics, a public benefit corporation

Item 1A. Risk Factors
Risks Related to Our Products and Our Operations
We rely heavily on sales of Tyvaso, Remodulin, and Orenitram to generate revenues and support our operations.
Sales of Tyvaso, Remodulin, and Orenitram comprise the vast majority of our revenues. Substantially decreased sales of any of these products could have a material adverse impact on our operations. A wide variety of events, such as withdrawal of regulatory approvals or substantial changes in prescribing practices or dosing patterns, many of which are described in other risk factors below, could cause sales of these products to materially decline, or to grow more slowly than expected. The current and expected availability of generic versions of our products has decreased and may continue to decrease our revenues. The approval of new therapies, such as Yutrepia, may negatively impact sales of our current and potential new products. Sales may decrease if any third party that manufactures, markets, distributes, or sells our commercial products cannot do so satisfactorily, or we cannot manage our internal manufacturing processes. Finally, if we are not able to successfully launch Tyvaso DPI when we anticipate, or at all, for regulatory or other reasons, or demand for Tyvaso DPI following its launch does not meet our expectations, the revenue opportunity for our treprostinil products could be significantly lower than we expect.
If our products fail in clinical trials, we will be unable to sell those products.
To obtain approvals from the FDA and international regulatory agencies to sell new products, or to expand the product labeling for our existing products, we must conduct clinical trials demonstrating that our products are safe and effective. Regulators have substantial discretion over the approval process. Regulators may require us to amend ongoing trials or perform additional trials, which have in the past and could in the future result in significant delays and additional costs and may be unsuccessful. Delays and costs associated with regulatory requirements to change or add trials may cause us to discontinue efforts to develop a product, as they did with Trevyent and the ISR. If our clinical trials are not successful, or we fail to address identified deficiencies adequately, we will not obtain required approvals to market the new product or new indication. We cannot predict with certainty how long it will take, or how much it will cost, to complete necessary clinical trials or obtain regulatory approvals of our current or future products. The time and cost needed to complete clinical trials and obtain regulatory approvals varies by product, indication, and country. In addition, failure to obtain, or delays in obtaining, regulatory approval has in the past and could in the future require us to recognize impairment charges.
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
Numerous treatments currently compete with our commercial therapies. For example, for treatment of PAH, we compete with over fifteen branded and generic drugs. Sales of a generic version of Adcirca launched in August 2018 have had a material adverse impact on our sales of Adcirca. The availability of generic versions of Remodulin in the United States could materially impact our revenues, and generic competition has materially impacted our Remodulin revenues outside the United States. Our competitors are also developing new products that may compete with ours. For example, Liquidia is developing Yutrepia, which if successful would compete directly with Tyvaso, Tyvaso DPI (if approved), and our other treprostinil-based products.
Patients and doctors may discontinue use of our products if they perceive competing products as safer, more effective, less invasive, more convenient, and/or less expensive than ours. Doctors may reduce the prescribed doses of our products if they prescribe them in combination with competing products. In addition, many competing therapies are less invasive or more convenient than our products, and use of these competing therapies often delays or prevents initiation of our therapies.

2021 Annual Report	33

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
•Natural and man-made disasters (such as fires, contamination, power loss, hurricanes, earthquakes, flooding, terrorist attacks, and acts of war), disease outbreaks, and pandemics such as COVID-19 impacting our internal and third-party manufacturing sites could cause a supply disruption.
•Even if we, our third-party manufacturers, and other third parties involved in the manufacturing process comply with applicable drug and device manufacturing regulations, the sterility and quality of our products could be substandard and such products could not be sold or used or could be subject to recalls.
•The FDA and its international counterparts would require new testing and compliance inspections of new manufacturers of our products, or new manufacturing facilities we operate.
•The FDA and other regulatory agencies may not be able to timely inspect our facilities, or those of our third-party manufacturers, due to COVID-19-related delays or other reasons, which could result in delays in obtaining necessary regulatory approvals for our products.
•We may be unable to contract with needed manufacturers on satisfactory terms or at all.

34	United Therapeutics, a public benefit corporation

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
•The infrastructure of our internal manufacturing facilities, along with certain facilities of our third-party manufacturers, is aging. These facilities have highly sophisticated and complex utility systems. If any of these systems requires long-term repair or replacement, the impacted facility may not be able to manufacture product for a substantial period of time.
•We, along with our third-party manufacturers, rely upon local municipalities to supply our facilities with clean water, which is processed into high purity water and used as a key ingredient for three of our commercial drug products. If local municipalities are unable to supply water that meets relevant quality standards, we and our third-party manufacturers may be unable to manufacture product until such a situation is remediated.
•Our supply chain for raw materials and consumables extends worldwide and is complex. Suppliers based in China play a substantial role in our supply chain. Political unrest or trade disputes involving China or other countries in our supply chain could impact our ability and the ability of our third-manufacturers to source raw materials and consumables.
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
Our business, operations, financial results, liquidity, and stock price could be adversely impacted by the effects of the global COVID-19 pandemic. The extent of such impact, including the duration and magnitude of such effects, will depend on numerous evolving factors that we cannot currently accurately predict or assess, including, among others: the duration and scope of the pandemic, including the emergence of new strains, such as the “Delta”, “Omicron”, and future variants; its impact on global and regional healthcare infrastructure, and the ability of patients to obtain medical care; the negative impact on global and regional economies and economic activity; actions governments, businesses, and individuals take in response to the pandemic; the roll-out and long-term safety and efficacy of vaccines; and how quickly economies and medical systems recover after the pandemic subsides. Our business could be materially adversely affected as a result of the COVID-19 pandemic due to social distancing/self-isolation, the burden the pandemic has placed on healthcare infrastructure, workplace and physician office closures, travel disruptions, quarantines, and other factors, which could cause, among other things:
•Interruption of our development pipeline. Approvals of new products we are developing, potential label expansions for existing products, and the launch of newly-approved products may be delayed or hindered, which would harm our revenue growth prospects. For example, pandemic-related supply issues delayed our launch of the Remunity Pump. In addition, enrollment in many of our clinical trials was suspended as a result of the onset of the pandemic. Although enrollment in these studies has resumed, we may experience further delays or difficulties, including delays or difficulties with clinical site initiation and recruiting clinical site investigators and clinical site staff. Our clinical trials, including the integrity and completeness of subject data and clinical study endpoints, may also be impacted or delayed by: (1) diversion of healthcare resources away from the conduct of clinical trials due to changes in hospital or research institution policies, governmental regulations, prioritization of hospital and other medical resources toward efforts to cope with the pandemic, or other reasons related to the pandemic; (2) interruption of key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by governments, employers, and others, or other interruption of clinical trial participant visits and study procedures; or (3) any supply interruptions of our investigational drug candidates or other study materials due to staffing shortages, production slowdowns, or stoppages and disruptions in distribution systems. In addition, our pipeline may be delayed by interruption or delays in the operations of the FDA or other regulatory authorities, which are extremely busy responding to the COVID-19 pandemic. Any prolongation or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of our new products and label expansions.
•A decrease in revenues from our existing products. COVID-19 made it difficult or impossible for many patients to visit their physicians’ offices to determine whether our medicines may be appropriate. As a result, in April 2020 we experienced a temporary decline in the number of new patients starting our treprostinil-based medicines. While new patient starts have returned to pre-pandemic levels, a decline could recur as the COVID-19 pandemic continues or if the pandemic causes access to medical care to become further restricted, which could cause a negative impact on our revenues. The potential inability of patients to visit their physicians’ offices or receive required diagnostic testing to ensure reimbursement for our therapies or any inability of specialty pharmacy nurses to visit patients as appropriate to provide training and assistance with the use of our therapies, may also cause existing patients to stop using our medicines or prevent new patients from starting to use our medicines. In addition, virtual meetings by our commercial field-based teams with prescribing physicians may not be as effective as in-person meetings, which may negatively impact how often physicians prescribe our medicines. Any disruption of our supply chain caused by COVID-19 could also negatively impact our revenues.

2021 Annual Report	35

•Disruption of our operations. COVID-19 could disrupt many aspects of our operations, which could harm our business and prospects. Although we implemented a mandatory vaccine requirement in September 2021 for all staff, subject to certain medical and religious exemptions, we continue to maintain a flexible work-from-home policy for all personnel excluding those necessary to maintain minimum basic operations. Our reliance on personnel working from home may negatively impact productivity, or disrupt, delay, or otherwise adversely impact our business. Working remotely may also increase our cybersecurity risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators, manufacturing sites, clinical trial sites, and other third parties. Further, we, and third parties with which we engage to conduct distribution, production, and research and development activities, may experience limitations on the ability to recruit and hire key personnel due to the inability to meet with candidates because of travel restrictions and “shelter-in-place” orders. We and third parties with which we engage also may experience operational challenges caused by sickness of employees or their families, the desire of employees to avoid contact with large groups of people, or employees working from home. Mass vaccine production and distribution efforts (such as Operation Warp Speed), as well as backlogs at major ports of entry, have impacted availability and lead times for certain materials used in the manufacture of our products. If we, or our third-party suppliers and contract manufacturers, are unable to source materials, it may prevent us from manufacturing our products for an indefinite period until such materials become available.
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
We rely heavily on MannKind and other third parties to manufacture, test, and store Tyvaso DPI, and to meet all FDA requirements related to the manufacture of Tyvaso DPI. This includes maintaining an FDA-compliant facility and addressing any FDA concerns regarding the manufacturing process. If MannKind is unable to manufacture Tyvaso DPI for us for any reason, our commercial sales of Tyvaso DPI (if approved by the FDA) could be materially and adversely impacted.
We rely heavily on DEKA and its affiliates for the development, manufacturing, and regulatory approval of the Remunity Pump for Remodulin. Supply disruptions caused by COVID-19 impacted DEKA’s ability to secure certain components and raw materials necessary to manufacture sufficient quantities of Remunity Pumps and accessories, delaying our ability to commence commercial sales. Finally, we also rely on various sole-source suppliers for manufacturing activities related to ralinepag, RemoPro, and other pumps we are developing for Remodulin. For a further discussion of risks created by the use of third-party contract manufacturers, see the risk factor above entitled, Our manufacturing strategy exposes us to significant risks.
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

36	United Therapeutics, a public benefit corporation

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
The testing, manufacturing, marketing, and sale of drugs and diagnostics involve product liability risks. We may not be able to maintain our current product liability insurance at an acceptable cost, if at all. In addition, our insurance coverage may not be adequate for all potential claims. If losses significantly exceed our liability insurance coverage, we may experience financial hardship or potentially be forced out of business. Clinical testing and eventual marketing and sale of new products, reformulated versions of existing products, or use of existing products in new indications could expose us to new product liability risks that are not covered by our existing policies.
If we fail to attract and retain key management and qualified scientific and technical personnel, we may not be able to achieve our business objectives.
Members of our management team, including our founder, Chairperson and Chief Executive Officer, Dr. Martine Rothblatt, play a critical role in defining our business strategy and maintaining our corporate culture. The loss of the services and leadership of Dr. Rothblatt or any other members of our senior management team could have an adverse effect on our business. We do not maintain key person life insurance on our senior management team members. Failure to identify, hire, and retain suitable successors for members of our senior management team and to transfer knowledge effectively could impede the achievement of our business objectives. Our future success also depends on our ability to attract and retain qualified scientific and technical personnel. Competition for such personnel in our industries is intense. If we fail to attract and retain such Unitherians, we may not be successful in developing and commercializing new therapies for PAH and other diseases.
Risks Related to Legal Compliance
We must comply with extensive laws and regulations in the United States and other countries. Failure to obtain approvals on a timely basis or to comply with these requirements could delay, disrupt, or prevent commercialization of our products.
The products we develop must be approved for marketing and sale by regulatory agencies. Our research and development efforts must comply with extensive regulations, including those promulgated by the FDA and the U.S. Department of Agriculture. The process of obtaining and maintaining regulatory approvals for new drugs is lengthy, expensive, and uncertain. The regulatory approval process is particularly uncertain for our transplantation programs, which include the development of xenotransplantation, regenerative medicine, 3-D organ bioprinting, and cell-based products. Once approved, the manufacture, distribution, advertising, and marketing of our products are subject to extensive regulation, including product labeling, strict pharmacovigilance and adverse event and medical device reporting, complaint processing, storage, distribution, and record-keeping requirements. Our product candidates have in the past and may in the future fail to receive regulatory approval. If granted, product approvals can be conditioned on the completion of post-marketing clinical studies, accompanied by significant restrictions on the use or marketing of a given product and withdrawn for failure to comply with regulatory requirements, such as post-marketing requirements and post-marketing commitments, or upon the occurrence of adverse events subsequent to commercial introduction. Our ability to obtain FDA approval for our products has been, and in the future may be, materially impacted by the outcome and quality of our clinical trials and other data submitted to regulators, as well as the quality of our manufacturing operations and those of our third-party contract manufacturers and contract laboratories. In addition, third parties may submit citizen petitions to the FDA seeking to delay approval of, or impose additional approval conditions for, our products. If successful, citizen petitions can significantly delay, or even prevent, the approval of our products. For example, a third party submitted a citizen petition to the FDA requesting that the FDA refuse to approve Tyvaso DPI, and/or impose additional requirements in order to approve the product. This has prompted the FDA to request additional information concerning Tyvaso DPI, and to delay the anticipated review deadline for the Tyvaso DPI NDA from February 2022 to May 2022.

2021 Annual Report	37

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
At the federal level, there have been and continue to be a number of healthcare-related legislative and regulatory initiatives and reforms that significantly affect the pharmaceutical industry. For example, PPACA substantially changed the way healthcare is financed by both governmental and commercial payers, and has significantly impacted the U.S. pharmaceutical industry. The PPACA is a broad measure intended to expand healthcare coverage within the United States, primarily through the imposition of health coverage-related mandates on employers and individuals and expansion of the Medicaid program. The PPACA and certain of its provisions have been subject to judicial challenges as well as efforts to repeal or replace them or to alter their interpretation or implementation. It is unclear how the PPACA and its implementation, as well as efforts to repeal, replace, or otherwise modify, or invalidate, the PPACA, or portions thereof, will affect our business.
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

38	United Therapeutics, a public benefit corporation

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
We participate in, and have certain price reporting obligations to, the Medicaid Drug Rebate program and other governmental programs that require us to pay rebates or offer discounts on our products. Certain programs, such as the 340B program and the VA FSS pricing program, impose limits on the price we are permitted to charge certain entities for our products or for any future products for which we receive regulatory approval. Statutory and regulatory changes regarding these programs and their requirements could negatively affect the coverage and reimbursement by these programs of our products or any future products for which we receive regulatory approval and could negatively impact our results of operations. Our failure to comply with these price reporting, rebate payment, or pricing requirements could adversely impact our financial results. Applicable laws and regulations, including the PPACA, and regulations promulgated thereunder, could affect our obligations in ways we cannot anticipate.
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

2021 Annual Report	39

preserve patient access, while addressing compliance and integrity concerns resulting from the proliferation of contract pharmacies — problems that overshadow and threaten to undermine this vital safety net program. Nonetheless, certain 340B covered entities and the HHS, in a non-binding (and now-retracted) Advisory Opinion, stated that, in their view, manufacturers in the 340B program are obligated to sell 340B drugs at the 340B ceiling prices to all contract pharmacies acting as agents of a covered entity.
We and certain other manufacturers initiated litigation challenging the Advisory Opinion and HRSA’s position on contract pharmacies generally. HRSA subsequently withdrew the Advisory Opinion, but issued letters to manufacturers, including us, threatening enforcement action if the manufacturers do not abandon their 340B contract pharmacy policies. We filed suit against HHS and HRSA on June 23, 2021 in the U.S. District Court for the District of Columbia. On September 22, 2021, HRSA sent to us, along with the other manufacturers challenging HRSA’s 340B interpretation, letters stating that HRSA is referring “this issue to the HHS Office of the Inspector General (OIG)” for potential enforcement action. We have not had any communication from OIG regarding our 340B contract pharmacy policy. On November 5, 2021, the court granted our motion for summary judgment, ruling that the letters threatening enforcement action “contain legal reasoning that rests upon an erroneous reading of Section 340B.” HRSA filed a notice of appeal on December 28, 2021, and the appeal is pending. If HRSA prevails on appeal or develops a new theory of liability, we may face enforcement action or penalties as well as adverse publicity. We expect the compliance of policies like ours will continue to be litigated.
If we and other manufacturers are unable to curb the proliferation of abuses caused by 340B contract pharmacies, we could see an increased prevalence of sales at reduced 340B ceiling prices, which could have a material adverse impact on our revenues.
Patient assistance programs for pharmaceutical products have come under increasing scrutiny by governments, legislative bodies, and enforcement agencies. These activities may result in actions that effectively reduce prices or demand for our products, harm our business or reputation, or subject us to fines or penalties.
Company-sponsored patient assistance programs, including insurance premium and co-pay assistance programs and manufacturers’ donations to third-party charities that provide such assistance, are subject to heightened scrutiny. The Department of Justice (DOJ) has taken enforcement action against pharmaceutical companies alleging violations of the Federal False Claims Act and other laws in connection with patient assistance programs. In December 2017, we entered into a civil Settlement Agreement with the U.S. Government to resolve a DOJ investigation of our support of non-profit patient assistance programs and paid $210.0 million, plus interest, to the U.S. Government upon settlement. We also entered into a Corporate Integrity Agreement (the CIA) with the OIG, which requires us to maintain our corporate compliance program and to undertake a set of defined corporate integrity obligations for five years.
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
Payers and PBMs have developed mechanisms to limit the benefits of co-pay assistance for commercially insured programs through co-pay accumulator programs. These programs do not allow a patient using co-pay assistance to count the manufacturer’s co-payment contribution toward their annual out-of-pocket payment maximum. Therefore, patients using co-pay assistance are penalized financially for using these programs. Some states have passed legislation to limit the use of co-pay accumulator programs, while some other states have indicated that these programs should be allowed to limit cost of care and encourage patients to use lower cost generics. In addition, some states have imposed restrictions on manufacturer co-pay programs when therapeutic equivalents are available. Growing use of such programs, or new laws limiting manufacturer ability to provide co-pay assistance, could affect patient access to our products and limit product utilization, which may, in turn, adversely affect our business, prospects, and stock price.
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

40	United Therapeutics, a public benefit corporation

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
The period under which our commercial and developmental therapies are protected by our patent rights is limited. Three of our U.S. patents covering our current methods of synthesizing and producing treprostinil, the active ingredient in Tyvaso, Tyvaso DPI, Remodulin, and Orenitram, expired in October 2017, and three more will expire in 2028. Our patents related to our individual treprostinil-based products expire at various times between 2024 and 2031. We entered into settlement agreements with a number of generic drug companies permitting certain companies to launch generic versions of Remodulin in the United States and other companies to launch generic versions of Orenitram and Tyvaso in the United States. A U.S. patent for Adcirca for treatment of pulmonary hypertension expired in November 2017, and FDA-conferred regulatory exclusivity expired in May 2018, leading to the launch of a generic version of Adcirca in August 2018. We have no issued patents or pending patent applications covering Unituxin. For further details, please see Part I, Item 1.—Business—Patents and Other Proprietary Rights, Strategic Licenses, and Market Exclusivity—Generic Competition and Challenges to our Intellectual Property Rights.
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
Third parties have challenged, and may in the future challenge, the validity of our patents, through patent litigation and/or initiating proceedings, including re-examinations, IPRs, post-grant reviews, and interference proceedings, before the USPTO or other applicable patent filing office, or other means. In March 2020, Liquidia filed IPR petitions for two of our treprostinil-related patents, and in October 2020 the PTAB instituted IPR proceedings with respect to one of these patents and declined to institute proceedings with respect to the other patent. In April 2020, we received a Paragraph IV notification letter from Liquidia indicating that Liquidia’s NDA contains a certification alleging that Yutrepia will not infringe any of the patents currently listed in the Orange Book for Tyvaso because those patents are not valid, not enforceable, and/or will not be infringed by the commercial manufacture, use or sale of Yutrepia. In June 2020, we filed a patent infringement lawsuit against Liquidia related to its NDA for Yutrepia. In January 2021, Liquidia filed an IPR petition for an additional patent that we listed in the Orange Book for Tyvaso and asserted against Liquidia in the pending litigation. We are also engaged in patent litigation with ANI related to its ANDA seeking FDA approval to market a generic version of Orenitram.

2021 Annual Report	41

Patent litigation can be time consuming, distracting, and costly, and the outcome may be difficult to predict and unfavorable to us. If we are unsuccessful in the defense of our patents, our business could be negatively impacted. Even if our patents are determined to be valid or enforceable, a competitor could circumvent our patents by effectively designing around the claims of our patents. Accordingly, our patents may not provide us with any competitive advantage.
We also rely on trade secrets to protect our proprietary know-how and other technological advances that we do not publicly disclose. Our confidentiality agreements with our Unitherians and others to whom we disclose trade secrets and confidential information may not necessarily prevent our trade secrets from being used or disclosed without our authorization. These agreements may be difficult, time-consuming, and expensive to enforce or may not provide an adequate remedy in the event of unauthorized disclosure. If our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent such third party, or those to whom they communicate such technology or information, from using that technology or information to compete with us, and our business and competitive position could be harmed.
Third parties may allege that our products or services infringe their patents and other intellectual property rights, which could result in the payment of royalties that negatively affect our profits, subject us to costly and time-consuming litigation, or cause us to lose the ability to sell the related products.
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

42	United Therapeutics, a public benefit corporation

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
•Announcements regarding litigation matters, including the lawsuit filed against us by Sandoz and RareGen and our ongoing patent litigation with Liquidia related to its NDA for Yutrepia, among others;
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

2021 Annual Report	43

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
Certain provisions of Delaware law, our restated certificate of incorporation, and our ninth amended and restated bylaws may prevent, delay, or discourage a merger, tender offer, or proxy contest; the assumption of control by a holder of a large block of our securities; and/or the replacement or removal of current management by our shareholders. For example, our restated certificate of incorporation previously divided our Board of Directors into three classes. The recent declassification of our Board will be phased in and all directors will not be elected annually until our 2023 annual meeting of shareholders. This provision may make it more difficult for shareholders to replace the majority of directors until such time. It may also deter the accumulation of large blocks of our common stock by limiting the voting power of such blocks. In addition, as a result of our recent conversion to a PBC, our Board is required to consider and balance the financial interests of shareholders, the interests of stakeholders materially affected by our conduct, and the pursuit of our specific public benefit purpose when evaluating takeover offers. This requirement of Delaware PBC law may make our company a less attractive takeover target than a traditional for-profit corporation.
Non-competition and all other restrictive covenants in most of our employment agreements will terminate upon a change of control that is not approved by our Board. Similarly, a change of control, under certain circumstances, could accelerate the vesting of outstanding stock options, and restricted stock units. Any increase in our stock price resulting from the announcement of a change of control, and our broad-based change of control severance program, under which Unitherians may be entitled to severance benefits if they are terminated without cause (or they terminate their employment for good reason) following a change of control, could make an acquisition of our company significantly more expensive to the purchaser.
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
Our exclusive forum bylaw may limit our shareholders’ ability to bring a claim in a forum that they find favorable for disputes with us or our directors, officers, or other Unitherians.
Our bylaws provide that, to the fullest extent permitted by law, unless we agree in writing to an alternative forum, (a) the Delaware Court of Chancery (or, if such court does not have, or declines to accept, jurisdiction, another state court or a federal court located in Delaware) will be the exclusive forum for any complaint asserting any internal corporate claims, including claims in the right of the corporation based upon a violation of a duty by a current or former director, officer, Unitherian, or stockholder in such capacity, or as to which the Delaware General Corporation Law confers jurisdiction upon the Court of Chancery, and (b) the federal district courts will be the exclusive forum for any complaint asserting a cause of action arising under the Securities Act of 1933, as amended. The choice of forum provision may limit our shareholders’ ability to bring a claim in a forum that they find favorable for disputes with us or our directors, officers, or other Unitherians, and may discourage such lawsuits. There is uncertainty as to whether a court would enforce this provision. If a court ruled the choice of forum provision was inapplicable or unenforceable in an action, we may incur additional costs to resolve such action in other jurisdictions. Our choice of forum provision is intended to apply to the fullest extent permitted by law to the above-specified types of actions and proceedings, including any derivative actions asserting claims under state law or the federal securities laws. Our shareholders will not be

44	United Therapeutics, a public benefit corporation

deemed, by operation of the choice of forum provision, to have waived our obligation to comply with all applicable federal securities laws and the rules and regulations thereunder.
In September 2021, we converted to a Delaware PBC. Conversion may not result in the benefits that we anticipate, requires our directors to balance the interest of shareholders with other interests, and may subject us to additional litigation and other risks.
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
One of the primary distinctions between a PBC and a traditional Delaware for-profit corporation is that, in making decisions, the directors of a PBC have an obligation to balance the financial interests of shareholders, the interests of stakeholders materially affected by the PBC’s conduct, and the pursuit of the corporation’s specific public benefit purpose. The application of this balancing obligation may allow our directors to make decisions that they could not have made pursuant to the fiduciary duties applicable prior to PBC conversion. There is no guarantee that our Board will resolve conflicts among the financial interests of our shareholders, our specific public benefit purpose, or stakeholders materially affected by our conduct, in favor of our shareholders’ financial interests. For instance, in a sale of control transaction, our Board would be required to consider and balance the factors listed above and might choose to accept an offer that does not maximize short-term shareholder value due to its consideration of other factors. This requirement of Delaware PBC law may make our company a less attractive takeover target than a traditional for-profit corporation.
A Delaware PBC must also provide its shareholders with a statement, at least every other year, as to the PBC’s assessment of the success of its efforts to promote its public benefit purpose and the best interests of those materially affected by the PBC's conduct. If the public perceives that we are not successful in promoting our public benefit purpose, or that our pursuit of our public benefit purpose is having a negative effect on the financial interests of our shareholders, that perception could negatively affect our reputation, which could adversely affect our business, results of operations and stock price. In addition, Delaware's PBC statute may be amended to require more explicit or burdensome reporting requirements that could increase the time and expense required to comply.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Maryland—We own a 415,000 square foot combination laboratory and office building complex in Silver Spring, Maryland that serves as our co-headquarters and is used to manufacture our products. These manufacturing activities include the synthesis of treprostinil, the active ingredient in Tyvaso, Tyvaso DPI, and Remodulin, and treprostinil diolamine, the active ingredient in Orenitram, as well as dinutuximab, the active ingredient in Unituxin. We also manufacture Tyvaso, Remodulin, and Unituxin drug product in our Silver Spring complex. In 2019, we completed construction of a new cell culture and purification facility. In early 2021, we decided to repurpose this facility to produce autologous cells that will be used to cellularize lung scaffolds for clinical studies.
North Carolina—We own a 380,000 square foot combination manufacturing facility and office building in Research Triangle Park, North Carolina (RTP facility), which serves as our co-headquarters and is occupied by our clinical research and development, commercialization, and our logistics and manufacturing personnel. We manufacture Orenitram drug product and we package, warehouse, and distribute Tyvaso, Remodulin, Orenitram, and Unituxin at this location. We also own a 132-acre site containing approximately 160,000 square feet of building space adjacent to our RTP facility, which we use for our research, development, and manufacturing facilities related to our lung regeneration program, office space, and for future expansion.
We believe that these facilities, along with various other owned and leased facilities, are adequate for our current operations and that additional land and facilities for future expansion are reasonably available.

2021 Annual Report	45

Item 3. Legal Proceedings
Currently, and from time to time, we are subject to claims in legal proceedings arising in the normal course of business. While we presently believe that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, cash flows or results of operations, legal proceedings are inherently uncertain, and unfavorable rulings could, individually or in aggregate, have a material adverse effect on our business, financial condition, or operating results. Please refer to Note 14—Litigation, to our consolidated financial statements, which is incorporated herein by reference.
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock trades on the Nasdaq Global Select Market under the symbol “UTHR”.
Number of Holders
As of February 17, 2022, there were 34 holders of record of our common stock.
Dividend Policy
We have never paid and have no present intention to pay cash dividends on our common stock in the foreseeable future, and our Credit Agreement contains covenants that may restrict us from doing so. We intend to retain any earnings for use in our business operations.
Issuer Purchases of Equity Securities
We did not repurchase any of our outstanding equity securities during the year ended December 31, 2021.

46	United Therapeutics, a public benefit corporation

Comparison of Five-Year Total Cumulative Shareholder Return
The following chart shows the performance from December 31, 2016 through December 31, 2021 of our common stock, compared with an investment in the stocks represented in each of the Nasdaq U.S. Benchmark TR Index and the Nasdaq ICB: 4577 Pharmaceutical Stock Index, assuming the investment of $100 at the beginning of the period and the reinvestment of dividends, if any.

$250.00
$200.00
$150.00
$100.00
$50.00
$—
December 31, 2016
December 31, 2017
December 31, 2018
December 31, 2019
December 31, 2020
December 31, 2021
United Therapeutics Corporation
ICB: 4577 Pharmaceuticals (Subsector)
NASDAQ US Benchmark TR Index

Item 6. [Reserved]

2021 Annual Report	47

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and related notes to our consolidated financial statements. All statements in this filing are made as of the date this Report is filed with the U.S. Securities and Exchange Commission (SEC). We undertake no obligation to publicly update or revise these statements, whether as a result of new information, future events, or otherwise.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report contain forward-looking statements made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934 (the Exchange Act) and the Private Securities Litigation Reform Act of 1995. These statements, which are based on our beliefs and expectations about future outcomes and on information available to us through the date this Report on Form 10-K is filed with the SEC, include, among others, statements related to the following:
•The potential impact of the COVID-19 pandemic on our business, results of operations, liquidity, and operations, and our ability to mitigate this potential impact;
•Expectations of revenues, expenses, profitability, and cash flows, including anticipated growth in Tyvaso revenues as a result of the expansion of its label to include pulmonary hypertension associated with interstitial lung disease (PH-ILD);
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
•The timing and outcome of ongoing litigation, including the lawsuit filed against us by Sandoz, Inc. (Sandoz) and Liquidia PAH, LLC (formerly known as RareGen, LLC) (RareGen); the lawsuit filed against us by MSP Recovery; our patent litigation with Liquidia Technologies, Inc. (Liquidia) related to its NDA for Yutrepia, and with ANI Pharmaceuticals, Inc. (ANI) related to its abbreviated new drug application (ANDA) seeking FDA approval to market a generic version of Orenitram; and our litigation with the U.S. Department of Health and Human Services (HHS) and the U.S. Health Resource Services Administration (HRSA) related to the Public Health Service’s 340B drug pricing program (the 340B program);
•The impact of competing therapies on sales of our commercial products and the amount of inventory of our products that will expire unsold, including the impact of generic versions of Adcirca and Remodulin; established therapies such as Uptravi; and newly-developed therapies such as Yutrepia;
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
•The effect of our recent conversion to a Delaware public benefit corporation (PBC);
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

48	United Therapeutics, a public benefit corporation

Impact of COVID-19 on our Business
As the COVID-19 pandemic enters its third year, we remain focused on the health and well-being of our patients and our employees, whom we refer to as Unitherians, while maintaining business continuity. It remains difficult to predict what impact this pandemic, and the associated economic impacts, will ultimately have on our business, particularly as new variants, such as Delta and Omicron, continue to emerge.
Our financial position is strong. We continue to believe our healthy balance sheet makes us well-positioned to endure the impact of this pandemic. With enough cash, cash equivalents, and marketable securities on hand to fund our operations as we conduct them today for at least two years regardless of our future revenues, we are able to retain and hire new Unitherians, continue our research and development and commercial activities, subject to the limitations described below, and make new strategic investments.
We have an ample supply of our products. The COVID-19 pandemic has placed significant strains on the supply chain for pharmaceutical and medical device manufacturers. However, so far we have managed to avoid any material supply disruption as a result of our long-standing inventory policies and supply redundancies.
In the case of our treprostinil-based products, and in accordance with our long-standing inventory policy, we have sufficient inventory of finished treprostinil-based drug products (Tyvaso, Remodulin, and Orenitram) to supply the market for at least two years at current levels of demand. In addition, we manufacture our own treprostinil active pharmaceutical ingredient (API) at our Silver Spring, Maryland facility and have three years’ worth of treprostinil API on hand at any given time, as well as a substantial inventory of the key raw material necessary to manufacture it. These products and API supplies are all stored at our own warehouses in the United States. Manufacturing of our treprostinil-based products, both internally and at our contract manufacturers, continues mostly as usual, and we do not currently anticipate any supply shortages of our treprostinil-based products.
We also maintain a significant amount of inventory of Unituxin drug supply and raw materials for additional production, and intend to continue manufacturing Unituxin in quantities sufficient to meet current patient demand. Unlike our treprostinil-based products, Unituxin is a biologic with a shorter shelf life, so our ability to maintain longer-term inventories is limited. Therefore, supply-chain disruptions are more likely to cause a disruption of Unituxin availability than our treprostinil-based products. In addition, COVID-19 vaccine production has had a greater adverse impact on the availability of supplies used in Unituxin manufacturing, as compared to our treprostinil-based products.
We have redundant qualified manufacturing sites for our two current best-selling products: Tyvaso and Remodulin. Should either site be impacted by an outbreak, production activities could be diverted to the other qualified site, each of which is capable of supplying the worldwide market. Our internal manufacturing and packaging operations are independently staffed and physically segregated by technical capability (e.g., oral solid dose, aseptic vial filling, etc.). If any internal operation is impacted by an outbreak, we believe that area and staff could shut down and isolate, respectively, without affecting the other manufacturing areas.
To date, we have not experienced any interruption of our supply of drug products and devices needed to support our ongoing clinical trials.
Distribution of drug product to patients continues without interruption. Specialty pharmacy distributors, which we require to maintain at least 30 days’ worth of inventory on hand at any given time, continue to ship our products to patients and hospitals. Specialty pharmacies have assured us that they have exercised their business continuity plans to avoid supply disruptions. They have also assured us that their nursing support services, which are required for therapy initiation and over the course of treatment to train patients to safely administer their medicine, continue through a combination of in-person and virtual visits. Similarly, we are not aware of any disruption to the distribution of Unituxin treatment for patients with neuroblastoma. We have a contingency plan in place to secure alternative product transportation capability to deliver our products to distributors in the event traditional freight operations are disrupted.
Our commercialization efforts remain flexible. At the start of the pandemic, our field-based commercial teams were only able to meet with physicians virtually. In addition, it became more difficult for patients to begin our therapies due to the inability of patients to visit their physician’s office to determine whether our medicines may be appropriate, and physician concerns about initiating new pulmonary arterial hypertension (PAH) therapies via telemedicine. This had a negative impact on our revenues during the second quarter of 2020, and we believe muted the potential growth of Orenitram sales following the successful FREEDOM-EV study and improved FDA-labeling for Orenitram. Since then, our field-based teams have been increasingly able to resume in-person visits with physicians, although virtual visits remain common depending on the impact of the pandemic, including variants, on any particular region or hospital.
Our clinical studies have been impacted. Most of our ongoing clinical studies initially paused enrollment during the first quarter of 2020 due to the pandemic, but patients already enrolled in studies continued to receive the study drug and complete necessary clinical evaluations as appropriate. This enrollment pause was lifted for all of our studies, but initially we were only able to re-open enrollment at a limited number of clinical trial sites. We continue to experience COVID-19 related delays in enrollment but are increasingly resuming more typical, pre-pandemic enrollment rates.

2021 Annual Report	49

For additional discussion of the risks to our business associated with COVID-19, please see the risk factor above entitled, We face risks and uncertainties related to the COVID-19 pandemic, which could significantly disrupt our operations and/or business for an unknown period of time.
Overview of Marketed Products
We market and sell the following commercial products:
•Tyvaso, an inhaled formulation of the prostacyclin analogue treprostinil, approved by the FDA and regulatory authorities in Argentina and Israel to improve exercise ability in PAH patients. Tyvaso was also approved by the FDA in March 2021 to improve exercise ability in patients with PH-ILD.
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
•Unituxin, a monoclonal antibody approved in the United States, Canada, and Japan for treatment of high-risk neuroblastoma.
•Adcirca, an oral PDE-5 inhibitor approved by the FDA to improve exercise ability in PAH patients.
For additional detail regarding our commercial products, see Part I, Item 1—Business—Our Commercial Products.
Research and Development
We are engaged in research and development of new indications and delivery devices for our existing products. This includes Tyvaso DPI, a dry powder inhalation form of Tyvaso. We also recently developed a new pump for Remodulin, called the Remunity Pump, and are currently developing a new version of the Remunity Pump. We are also working with two medical device manufacturers to develop new delivery systems for Remodulin. We are studying Tyvaso in patients with PH-COPD (the PERFECT study) and idiopathic pulmonary fibrosis (the TETON studies).
In addition, we are developing new products to treat PAH (RemoPro, ralinepag, and Aurora-GT). We are also heavily engaged in early-stage research and development of a number of organ transplantation-related technologies including regenerative medicine, 3-D organ bioprinting, xenotransplantation, and ex-vivo lung perfusion. For additional detail regarding our research and development programs, see Part I, Item 1—Business—Research and Development.
Revenues
Our net product sales consist of sales of the five commercial products noted above. We have entered into separate, non-exclusive distribution agreements with Accredo Health Group, Inc. and its affiliates (Accredo) and Caremark, L.L.C. (CVS Specialty) to distribute Tyvaso, Remodulin, the Remunity Pump, and Orenitram in the United States, and we have entered into an exclusive distribution agreement with ASD Specialty Healthcare, Inc., an affiliate of AmerisourceBergen Corporation, to distribute Unituxin in the United States. We recently amended our agreements with Accredo and CVS Specialty to include the distribution of Tyvaso DPI, if and when it is approved by the FDA. We also sell Tyvaso, Remodulin, and Unituxin to distributors internationally. We sell Adcirca through the pharmaceutical wholesale network of Eli Lilly and Company (Lilly). To the extent we have increased the price of any of these products, increases have typically been in the single-digit percentages per year, except for Adcirca, the price of which is set solely by Lilly.
We require our specialty pharmaceutical distributors to maintain reasonable levels of inventory reserves for our treprostinil-based therapies because the interruption of these therapies can be life threatening. Our specialty pharmaceutical distributors typically place monthly orders based on current utilization trends and contractual minimum and maximum inventory requirements. As a result, sales of our treprostinil-based therapies can vary depending on the timing and magnitude of these orders and do not precisely reflect changes in patient demand.
Operating Expenses
We devote substantial resources to our various clinical trials and other research and development efforts, which are conducted both internally and through third parties. From time to time, we also license or acquire additional technologies and compounds to be incorporated into our development pipeline. Our operating expenses include the costs described below.

50	United Therapeutics, a public benefit corporation

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
Share-Based Compensation
Historically, we granted stock options under our Amended and Restated Equity Incentive Plan and awards under our Share Tracking Awards Plans (STAP). Issuance of awards under these plans was discontinued in 2015. Currently, we grant stock options and restricted stock units under the United Therapeutics Corporation Amended and Restated 2015 Stock Incentive Plan (as amended to date, the 2015 Plan), which provides for the issuance of up to 11,000,000 shares of our common stock, including the 1,000,000 shares added pursuant to an amendment and restatement of the 2015 Plan approved by our shareholders in June 2021. In February 2019, our Board of Directors approved the 2019 Inducement Stock Incentive Plan (the 2019 Inducement Plan), which provides for the issuance of up to 99,000 shares of our common stock pursuant to awards granted to newly-hired Unitherians. Currently, we grant equity-based awards to Unitherians and members of our Board of Directors in the form of stock options and restricted stock units under the 2015 Plan, and we grant restricted stock units to newly-hired Unitherians under the 2019 Inducement Plan. The grant date fair values of stock options and restricted stock units are recognized as share-based compensation expense ratably over their vesting periods.
The fair value of STAP awards and stock options is measured using inputs and assumptions under the Black-Scholes-Merton model. The fair value of restricted stock units is measured using our stock price on the date of grant. Although we no longer grant STAP awards, we still had approximately 1.1 million STAP awards outstanding as of December 31, 2021. We account for STAP awards as liabilities because they are settled in cash. As such, we must re-measure the fair value of STAP awards at the end of each financial reporting period until the awards are no longer outstanding. Changes in our STAP liability resulting from such re-measurements are recorded as adjustments to share-based compensation expense (benefit) and can create substantial volatility within our operating expenses from period to period. The following factors, among others, have a significant impact on the amount of share-based compensation expense (benefit) recognized in connection with STAP awards from period to period: (1) volatility in the price of our common stock (specifically, increases in the price of our common stock will generally result in an increase in our STAP liability and related compensation expense, while decreases in our stock price will generally result in a reduction in our STAP liability and related compensation expense); and (2) changes in the number of outstanding awards.
Future Prospects
We anticipate that overall revenue growth over the near-term will be driven primarily by: (1) growth in sales of Tyvaso as a result of the expansion of its label to include PH-ILD; (2) continued growth in the number of patients prescribed with Orenitram following our expansion of the Orenitram label to reflect the results of the FREEDOM-EV study; (3) the launch of sales of Tyvaso DPI if and when it is approved; (4) the potential approval of Tyvaso to treat PH-ILD in Europe and other new markets; and (5) modest price increases for some of our products; partially offset by further generic erosion for Adcirca. We believe that additional revenue growth in the medium- and longer-term will be driven by commercializing four key therapeutic platforms in our pipeline, which are comprised of the enabling technologies described below:

2021 Annual Report	51

Platform	Enabling Technologies
Tyvaso (inhaled treprostinil)	Tyvaso DPI, PERFECT study, TETON studies
Remodulin (parenteral treprostinil)	RemoPro, Remunity (machine-filled), additional next-generation pump systems
New Chemical Entities and New Biologics	Ralinepag, SAPPHIRE study
Organ Manufacturing and Transplantation	Xenotransplantation, three-dimensional organ bioprinting, regenerative medicine, ex-vivo lung perfusion
We believe that this diverse portfolio of four therapeutic platforms will lead to significant revenue growth over the medium- and longer-term. For further details regarding our research and development initiatives, please see Part I, Item 1—Business—Research and Development.
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
Results of Operations
This section of this Report generally discusses 2021, 2020, and 2019 items and year-to-year comparisons between 2021 and 2020. Discussions of year-to-year comparisons between 2020 and 2019 that are not included in this Report can be found in Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations of our Form 10-K filed on February 24, 2021 (our 2020 Annual Report).
Revenues
The table below presents the components of total revenues (dollars in millions):

	Year Ended December 31,			Dollar Change		Percentage Change
	2021	2020	2019	2021 v. 2020	2020 v. 2019	2021 v. 2020	2020 v. 2019
Net product sales:
Tyvaso	$607.5	$483.3	$415.6	$124.2	$67.7	26%	16%
Remodulin	513.7	516.7	587.0	(3.0)	(70.3)	(1)%	(12)%
Orenitram	306.1	293.1	225.3	13.0	67.8	4%	30%
Unituxin	202.3	122.9	113.7	79.4	9.2	65%	8%
Adcirca	55.9	67.3	107.2	(11.4)	(39.9)	(17)%	(37)%
Total revenues	$1,685.5	$1,483.3	$1,448.8	$202.2	$34.5	14%	2%
Net product sales from our treprostinil-based products (Tyvaso, Remodulin, and Orenitram) grew by $134.2 million in 2021, as compared to 2020.
Tyvaso net product sales increased in 2021, as compared to 2020, primarily due to an increase in quantities sold, reflecting an increased number of patients following the PH-ILD label expansion and, to a lesser extent, price increases.
Remodulin net product sales decreased in 2021, as compared to 2020, driven by a $28.9 million decrease in U.S. Remodulin net product sales, partially offset by a $25.9 million increase in international Remodulin net product sales. The decrease in U.S. Remodulin net product sales was primarily due to a decrease in quantities sold and, to a lesser extent, higher gross-to-net deductions. The increase in international Remodulin net product sales was primarily due to reduced orders by an international distributor in 2020 in order to reduce its inventory as a result of the anticipated impact of generic competition.
Unituxin net product sales increased in 2021, as compared to 2020, due to an increase in quantities sold and, to a lesser extent, price increases. The increase in quantities sold in 2021 included $18.4 million related to the launch of Unituxin in Japan.

52	United Therapeutics, a public benefit corporation

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

	Year Ended December 31, 2021
	Rebates & Chargebacks	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, January 1, 2021	$65.3	$3.0	$12.5	$3.7	$84.5
Provisions attributed to sales in:
Current period	217.0	38.5	—	31.3	286.8
Prior periods	1.6	—	(3.9)	0.2	(2.1)
Payments or credits attributed to sales in:
Current period	(151.8)	(34.7)	—	(22.4)	(208.9)
Prior periods	(64.3)	(3.0)	(2.3)	(4.9)	(74.5)
Balance, December 31, 2021	$67.8	$3.8	$6.3	$7.9	$85.8

	Year Ended December 31, 2020
	Rebates & Chargebacks	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, January 1, 2020	$51.7	$2.6	$14.2	$4.1	$72.6
Provisions attributed to sales in:
Current period	196.1	32.5	—	20.6	249.2
Prior periods	(0.2)	—	—	(0.3)	(0.5)
Payments or credits attributed to sales in:
Current period	(139.7)	(29.6)	—	(16.9)	(186.2)
Prior periods	(42.6)	(2.5)	(1.7)	(3.8)	(50.6)
Balance, December 31, 2020	$65.3	$3.0	$12.5	$3.7	$84.5

	Year Ended December 31, 2019
	Rebates & Chargebacks	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, January 1, 2019	$54.7	$3.2	$22.4	$4.8	$85.1
Provisions attributed to sales in:
Current period	172.8	31.3	(2.6)	19.0	220.5
Prior periods	5.9	—	(3.6)	—	2.3
Payments or credits attributed to sales in:
Current period	(126.1)	(28.9)	—	(15.0)	(170.0)
Prior periods	(55.6)	(3.0)	(2.0)	(4.7)	(65.3)
Balance, December 31, 2019	$51.7	$2.6	$14.2	$4.1	$72.6

2021 Annual Report	53

Cost of Product Sales
The table below summarizes cost of product sales by major category (dollars in millions):

	Year Ended December 31,			Dollar Change		Percentage Change
	2021	2020	2019	2021 v. 2020	2020 v. 2019	2021 v. 2020	2020 v. 2019
Category:
Cost of product sales	$116.7	$101.0	$117.4	$15.7	$(16.4)	16%	(14)%
Share-based compensation expense(1)	5.8	7.1	0.2	(1.3)	6.9	(18)%	NM(2)
Total cost of product sales	$122.5	$108.1	$117.6	$14.4	$(9.5)	13%	(8)%
(1)Refer to Share-Based Compensation section below for discussion.
(2)Calculation is not meaningful.
Cost of product sales, excluding share-based compensation. The increase in cost of product sales for the year ended December 31, 2021, as compared to the same period in 2020, was primarily attributable to shipments of the Remunity Pump following launch in February 2021.
Research and Development
The table below summarizes research and development expense by major category (dollars in millions):

	Year Ended December 31,			Dollar Change		Percentage Change
	2021	2020	2019	2021 v. 2020	2020 v. 2019	2021 v. 2020	2020 v. 2019
Category:
Research and development projects	$515.7	$328.2	$1,182.2	$187.5	$(854.0)	57%	(72)%
Share-based compensation expense(1)	24.4	29.5	0.4	(5.1)	29.1	(17)%	NM(2)
Total research and development expense	$540.1	$357.7	$1,182.6	$182.4	$(824.9)	51%	(70)%
(1)Refer to Share-Based Compensation section below for discussion.
(2)Calculation is not meaningful.
Research and development, excluding share-based compensation. The increase in research and development expense for the year ended December 31, 2021, as compared to the same period in 2020, was due to: (1) a $107.3 million in-process research and development impairment charge related to our March 2021 decision to discontinue the U.S. development of Trevyent; (2) a $105.0 million purchase of a pediatric disease priority review voucher, which we redeemed upon submission of the Tyvaso DPI NDA; and (3) an $11.6 million impairment charge related to repurposing one of our facilities. These increases were partially offset by a decrease in milestone payments under our license and collaboration agreement with MannKind and reduced costs following the completion of the phase 3 DISTINCT study of Unituxin in 2020.
Selling, General, and Administrative
The table below summarizes selling, general, and administrative expense by major category (dollars in millions):

	Year Ended December 31,			Dollar Change		Percentage Change
	2021	2020	2019	2021 v. 2020	2020 v. 2019	2021 v. 2020	2020 v. 2019
Category:
General and administrative	$294.3	$241.8	$230.7	$52.5	$11.1	22%	5%
Sales and marketing	64.4	54.9	60.7	9.5	(5.8)	17%	(10)%
Share-based compensation expense(1)	108.3	127.2	44.8	(18.9)	82.4	(15)%	184%
Total selling, general, and administrative expense	$467.0	$423.9	$336.2	$43.1	$87.7	10%	26%
(1)Refer to Share-Based Compensation section below for discussion.

54	United Therapeutics, a public benefit corporation

General and administrative, excluding share-based compensation. The increase in general and administrative expense for the year ended December 31, 2021, as compared to the same period in 2020, was primarily due to: (1) an increase in litigation expenses; and (2) an increase in consulting expenses.
Share-Based Compensation
The table below summarizes share-based compensation expense (benefit) by major category (dollars in millions):

	Year Ended December 31,			Dollar Change		Percentage Change
	2021	2020	2019	2021 v. 2020	2020 v. 2019	2021 v. 2020	2020 v. 2019
Category:
Stock options	$25.4	$44.0	$70.5	$(18.6)	$(26.5)	(42)%	(38)%
Restricted stock units	24.7	20.5	13.3	4.2	7.2	20%	54%
STAP awards	86.6	97.8	(39.7)	(11.2)	137.5	(11)%	346%
Employee stock purchase plan	1.8	1.5	1.3	0.3	0.2	20%	15%
Total share-based compensation expense	$138.5	$163.8	$45.4	$(25.3)	$118.4	(15)%	261%
The table below summarizes share-based compensation expense by line item in our consolidated statements of operations (dollars in millions):

	Year Ended December 31,			Dollar Change		Percentage Change
	2021	2020	2019	2021 v. 2020	2020 v. 2019	2021 v. 2020	2020 v. 2019
Cost of product sales	$5.8	$7.1	$0.2	$(1.3)	$6.9	(18)%	NM(1)
Research and development	24.4	29.5	0.4	(5.1)	29.1	(17)%	NM(1)
Selling, general, and administrative	108.3	127.2	44.8	(18.9)	82.4	(15)%	184%
Total share-based compensation expense	$138.5	$163.8	$45.4	$(25.3)	$118.4	(15)%	261%
(1)Calculation is not meaningful.
The decrease in share-based compensation expense for the year ended December 31, 2021, as compared to the same period in 2020, was primarily due to: (1) a decrease in stock option expense due to fewer awards granted and outstanding in 2021; and (2) a decrease in STAP expense driven by a 42 percent increase in our stock price during 2021, as compared to a 72 percent increase in our stock price during 2020, partially offset by an increase in restricted stock unit expense. Refer to Note 8—Share-Based Compensation, to our consolidated financial statements for more information.
Other Income, Net
The change in other income, net for the year ended December 31, 2021, as compared to the same period in 2020, was primarily due to the recognition of net unrealized and realized gains on our investments in equity securities and net unrealized gains and losses on our contingent consideration assets. Refer to Note 4—Investments and Note 5—Fair Value Measurements, to our consolidated financial statements for more information.
Impairments of Investments in Privately-Held Companies
During the years ended December 31, 2021 and 2020, we recorded $2.3 million and $9.1 million, respectively, of impairment charges related to our investments in privately-held companies.
Income Tax Expense (Benefit)
Income tax expense was $118.1 million for the year ended December 31, 2021, as compared to $124.1 million for the same period in 2020. For the years ended December 31, 2021 and 2020, our effective income tax rates (ETR) were approximately 20 percent and 19 percent, respectively. Our ETR for the year ended December 31, 2021 increased, as compared to our ETR for the year ended December 31, 2020, primarily due to increases in blended state income tax rates and decreases in tax credits, partially offset by a decrease in the valuation allowance on deferred taxes. For additional details, refer to Note 10—Income Taxes to our consolidated financial statements.

2021 Annual Report	55

Financial Condition, Liquidity, and Capital Resources
We have funded our operations principally through sales of our commercial products and, from time-to-time, third-party financing arrangements. We believe that our current liquidity is sufficient to fund ongoing operations and future business plans as we expect aggregate growth in revenues from our commercial products. Furthermore, our customer base remains stable and we believe that it presents minimal credit risk. However, any projections of future cash flows are inherently subject to uncertainty and we may seek other forms of financing. In June 2018, we entered into a credit agreement (the Credit Agreement), which provides an unsecured, revolving line of credit of up to $1.5 billion. Our aggregate outstanding balance under the Credit Agreement, which matures in 2025, was $800.0 million and classified as a non-current liability in our consolidated balance sheets as of both December 31, 2021 and 2020.
For information regarding the fluctuation explanations between 2020 and 2019, refer to our 2020 Annual Report.
Cash and Cash Equivalents and Marketable Investments
Cash and cash equivalents and marketable instruments comprise the following (dollars in millions):

	Year Ended December 31,		Percentage Change
	2021	2020	2021 v. 2020
Cash and cash equivalents	$894.8	$738.7	21%
Marketable investments—current	1,035.9	1,096.3	(6)%
Marketable investments—non-current	1,649.9	1,149.6	44%
Total cash and cash equivalents and marketable investments	$3,580.6	$2,984.6	20%
Cash Flows
Cash flows comprise the following (dollars in millions):

	Year Ended December 31,			Percentage Change
	2021	2020	2019	2021 v. 2020	2020 v. 2019
Net cash provided by (used in) operating activities	$598.2	$755.7	$(206.6)	(21)%	466%
Net cash used in investing activities	$(486.9)	$(738.5)	$(335.4)	34%	(120)%
Net cash provided by (used in) financing activities	$44.8	$(16.9)	$611.2	365%	(103)%
Operating Activities
Our operating assets and liabilities consist primarily of accounts receivable, inventories, accounts payable, accrued expenses, liabilities for our STAP awards, and tax-related payables and receivables.
The decrease of $157.5 million in net cash provided by operating activities for the year ended December 31, 2021, as compared to the year ended December 31, 2020, was primarily due to: (1) a $105.0 million purchase of a pediatric disease priority review voucher; (2) a $60.5 million increase in cash paid for income taxes; and (3) a $55.0 million increase in cash paid to settle STAP awards, partially offset by a $4.5 million decrease in cash paid for interest and other changes in assets and liabilities.
Investing Activities
The decrease of $251.6 million in net cash used in investing activities for the year ended December 31, 2021, as compared to the year ended December 31, 2020, was primarily due to a $315.5 million decrease in cash used for total purchases, sales, and maturities of marketable investments, partially offset by a $61.5 million increase in cash paid to purchase property, plant, and equipment.
Financing Activities
The decrease of $61.7 million in net cash used in financing activities for the year ended December 31, 2021, as compared to the year ended December 31, 2020, was primarily due to: (1) an absence of repayments on our line of credit during the year ended December 31, 2021, as compared to a $50.0 million repayment on our line of credit during year ended December 31, 2020; and (2) a $16.2 million increase in proceeds from the exercise of stock options during the year ended December 31, 2021, as compared to the year ended December 31, 2020.

56	United Therapeutics, a public benefit corporation

Unsecured Revolving Credit Facility
In June 2018, we entered into the Credit Agreement, which provides for an unsecured revolving credit facility of up to $1.5 billion. On June 27, 2018, we borrowed $250.0 million under this facility and used the funds to repay outstanding indebtedness under a previous credit facility that was terminated in 2018. In January 2019, we borrowed an additional $800.0 million under this facility and used the funds for an upfront payment related to the global license agreement with Arena. We did not pay down our balance under the Credit Agreement during the year ended December 31, 2021. We paid down $50.0 million and $200.0 million of our balance under the Credit Agreement during the years ended December 31, 2020 and 2019, respectively. The aggregate balance of $800.0 million remained outstanding as of both December 31, 2021 and February 24, 2022. Refer to Note 7—Debt, to our consolidated financial statements.
Contractual Obligations
At December 31, 2021, we had the following contractual obligations (in millions):

	Payments Due by Period
	Total	Less than 1 year	2-3 Years	4-5 Years	More than 5 Years
Operating lease obligations	$18.9	$3.1	$5.1	$3.5	$7.2
Long-term debt obligations(1)	863.9	16.0	31.9	816.0	—
Obligations under the STAP(2)	99.2	99.2	—	—	—
Obligations under the SERP(3)	86.7	18.2	22.8	6.8	38.9
Purchase obligations(4)	477.1	342.6	100.6	19.3	14.6
Total(5) (6)	$1,545.8	$479.1	$160.4	$845.6	$60.7
(1)Long-term debt obligations include future principal and interest payments on our LIBOR-based variable rate obligations under the Credit Agreement, assuming contractual maturity of the Credit Agreement. The Credit Agreement will mature in December 2025. As of December 31, 2021, we have classified the entire $800.0 million outstanding balance as a non-current liability, since we have no intention to repay any portion of the outstanding balance during 2022. Refer to Note 7—Debt to our consolidated financial statements for further details.
(2)Estimated based on the intrinsic value of exercisable outstanding STAP awards as of December 31, 2021. Refer to Note 8—Share-Based Compensation to our consolidated financial statements for further details.
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
(5)In addition to amounts in the table above, we are contractually obligated to make payments upon the achievement of various development, regulatory, and commercial milestones for agreements we have entered into with third parties. These payments are contingent upon the occurrence of various future events, some of which have a high degree of uncertainty of occurring. These contingent payments have not been included in the table above, and, except with respect to the fair value of the contingent consideration obligations, are not recorded in our consolidated balance sheets. Refer to Note 12—Commitments and Contingencies to our consolidated financial statements for further details.
(6)As of December 31, 2021, our other non-current liabilities in our consolidated balance sheets includes a liability of $3.9 million for unrecognized tax benefits, including related interest and penalties. Due to the high degree of uncertainty on the timing of future events that could extinguish these unrecognized tax benefits, we are unable to estimate the period of settlement and therefore we have excluded these unrecognized tax benefits from the table above. Refer to Note 10—Income Taxes to our consolidated financial statements for further details.
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

2021 Annual Report	57

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
Revenue Recognition
We generate revenues from the sale of our five commercial products: Tyvaso, Remodulin, Orenitram, Unituxin, and Adcirca. Revenue is recognized when we transfer control of our products to our distributors, as our contracts have a single performance obligation (delivery of our product). These revenues are subject to various product sales allowances, referred to as gross-to-net deductions, which are deducted from revenues to determine net product sales. For a description of our related accounting policies, refer to Note 2—Summary of Significant Accounting Policies—Revenue Recognition to our consolidated financial statements.
The following category of gross-to-net deductions involves the use of significant estimates and judgments and information obtained from external sources.
Rebates and Chargebacks
Our most significant rebates relate to our participation in state Medicaid programs, contractual rebates to certain of our domestic distributors, and contractual rebates offered to managed care organizations covering Medicare Part D and commercial plans. Chargebacks relate to our participation in programs with the U.S. Department of Veterans Affairs and 340B covered entities. Although we accrue for our allowance for rebates and chargebacks in the same period that we recognize revenue, the actual rebate or chargeback on the sale of our product to a distributor is not invoiced to us until a future period, generally within six months from the date of sale. Due to this time lag, we must estimate the amount of rebates and chargebacks to accrue. As of December 31, 2021 and 2020, we had a liability of $67.8 million and $65.3 million, respectively, related to rebates and chargebacks.
Estimates associated with our participation in state Medicaid programs are particularly susceptible to adjustment given the extensive time lag that may occur between our recording of an accrual and its ultimate invoicing by individual state Medicaid programs, which can occur up to several years after the sale of our product. Because of the time lag for Medicaid and other rebates, in any particular quarter, our adjustments may incorporate revisions of accruals for prior quarters. Historically, adjustments to our estimates to reflect actual results or updated expectations have not been material to our overall financial results. Provisions attributed to sales in prior periods have been less than one percent of our net product sales for each of the years ended December 31, 2021, 2020, and 2019.
For a roll-forward of the liability accounts associated with our gross-to-net deductions, see the section above entitled Results of Operations—Gross-to-Net Deductions.
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

58	United Therapeutics, a public benefit corporation

Recently Issued Accounting Standards
See Note 3—Recently Issued Accounting Standards, to our consolidated financial statements for information on our anticipated adoption of recently issued accounting standards.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Investment Risk
As of December 31, 2021, we have invested $2.7 billion in corporate debt securities and U.S. government and agency securities. The market value of these investments varies inversely with changes in prevailing market interest rates. In general, as interest rates increase, the market value of a debt investment would be expected to decrease. Conversely, as interest rates decrease, the market value of a debt investment would be expected to increase. To date, we have not experienced significant volatility in the value of these investments. However, to address market risk, we invest in debt securities with terms no longer than three years and typically hold these investments to maturity so that they can be redeemed at their stated or face value. Many of our investments may be called by their respective issuers prior to maturity. The following table summarizes the expected maturities and weighted average interest rates as of December 31, 2021 (dollars in millions):

	Expected Maturity
	2022	2023	2024
Available-for-sale investments	$1,004.8	$1,153.4	$496.5
Weighted average interest rate	1.1%	0.6%	0.8%
During sustained periods of instability and uncertainty in the financial markets, we may be subjected to additional investment-related risks that could materially affect the value and liquidity of our investments. In light of these risks, we actively monitor market conditions and developments specific to the securities and security classes in which we invest. In addition, we believe that we maintain a conservative investment approach in that we invest exclusively in unstructured, highly-rated securities with relatively short maturities that we believe reduce our exposure to undue risks. While we believe that we take prudent measures to mitigate investment related risks, such risks cannot be fully eliminated, as circumstances can occur that are beyond our control.
Interest Rate Risk
As of December 31, 2021 and 2020, we had $800.0 million aggregate principal amounts outstanding under our Credit Agreement, which bears interest at a variable rate. As a result, we are subject to interest rate risk with respect to such floating-rate debt. A 100 basis point increase in the variable interest rate component of our borrowings would increase our annual interest expense by approximately $8.0 million or 43 percent, and $8.0 million or 34 percent, for the years ended December 31, 2021 and 2020, respectively. Refer to Note 7—Debt, to our consolidated financial statements.
Stock Price Risk
As of both December 31, 2021 and 2020, we had 1.1 million and 2.1 million awards outstanding under our Share Tracking Awards Plans, respectively. These awards are referred to as STAP awards. STAP awards convey the right to receive in cash an amount equal to the appreciation of our common stock, which is measured as the increase in the closing price of our common stock between the dates of grant and exercise. As of December 31, 2021 and 2020, the aggregate STAP awards liability balance was $102.4 million and $96.8 million, respectively. Estimating the fair value of STAP awards requires the use of certain inputs that can materially impact the determination of fair value and the amount of share-based compensation expense (benefit) we recognize. Inputs used in estimating fair value include the price of our common stock, the expected volatility of the price of our common stock, the risk-free interest rate, the expected term of STAP awards, and the expected dividend yield. As of December 31, 2021 and 2020, a one dollar change in our stock price would, holding other factors constant, increase or decrease the fair value of our STAP awards liability by approximately $1.0 million and $1.6 million, respectively.
As of December 31, 2021 and 2020, we held investments in equity securities with readily determinable fair values of $70.4 million and $78.4 million, respectively, which are included in current marketable investments in our consolidated balance sheets. Our investments in these publicly-traded equity securities are recorded at fair value and are subject to market price volatility. Changes in the fair value of these investments are recorded in our consolidated statements of operations within other income, net. As of December 31, 2021 and 2020, a price change of 10 percent would increase or decrease the fair value of these investments by $7.0 million and $7.8 million, respectively.

2021 Annual Report	59

Item 8. Financial Statements and Supplementary Data
United Therapeutics Corporation
Index to Consolidated Financial Statements

F-1	United Therapeutics, a public benefit corporation

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of United Therapeutics Corporation:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of United Therapeutics Corporation (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2022, expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the Company’s Audit Committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

2021 Annual Report	F-2

Revenue Reductions — Accounting for Rebates

Description of the Matter
At December 31, 2021, accrued rebates and chargebacks were $67.8 million, a portion of which related to rebates, and the Company recognized $218.6 million in revenue reductions associated with rebates and chargebacks during the year-ended December 31, 2021. As discussed in Note 2 to the consolidated financial statements, the Company recognizes revenues net of rebates, commonly referred to as “revenue reductions” or “gross-to-net deductions.” Allowances for rebates include mandated discounts due to the Company’s participation in various government health care programs, contractual rebates offered to certain domestic distributors, and contracted discounts with commercial payers. The Company estimates accrued rebates on a product-by-product basis, considering actual revenue, contractual discount rates, expected utilization under each contract, historical payment experience, and changes in product pricing and information regarding changes in program regulations and guidelines. The Company accrues for rebates in the same period the product is sold; however, third-party reporting and payment of the rebate amount occur on a time lag.
Auditing rebates is complex due to the time lag associated with third-party reporting of rebate amounts, calculations of government pricing used to determine the rebate price, and the judgmental nature of the time lag assumptions. The complexities associated with government pricing calculations required the involvement of specialists.

How We Addressed the Matter in Our Audit
We tested controls that address the risks of material misstatement relating to the measurement and valuation of rebates. For example, we tested controls over management’s review of the accrued rebate, including the significant assumptions and data inputs provided by third parties.
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

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2003.
Tysons, Virginia
February 24, 2022

F-3	United Therapeutics, a public benefit corporation

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of United Therapeutics Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited United Therapeutics Corporation’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, United Therapeutics Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021 and the related notes and financial statement schedule of the Company listed in the Index at Item 15(a)(2) and our report dated February 24, 2022, expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Tysons, Virginia
February 24, 2022

2021 Annual Report	F-4

Consolidated Balance Sheets
(In millions, except share and per share data)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$894.8	$738.7
Marketable investments	1,035.9	1,096.3
Accounts receivable, no allowance for 2021 and 2020	198.7	157.4
Inventories, net	93.8	86.5
Other current assets	100.4	88.3
Total current assets	2,323.6	2,167.2
Marketable investments	1,649.9	1,149.6
Goodwill and other intangible assets, net	44.6	158.1
Property, plant, and equipment, net	780.9	731.6
Deferred tax assets, net	261.9	238.6
Other non-current assets	108.2	169.9
Total assets	$5,169.1	$4,615.0
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$174.6	$187.0
Share tracking awards plan	102.4	96.8
Other current liabilities	28.4	39.5
Total current liabilities	305.4	323.3
Line of credit	800.0	800.0
Other non-current liabilities	104.8	96.5
Total liabilities	1,210.2	1,219.8
Commitments and contingencies—Note 12
Stockholders’ equity:
Preferred stock, par value $.01, 10,000,000 shares authorized, no shares issued	—	—
Common stock, par value $.01, 245,000,000 shares authorized, 71,727,021 and 71,126,314 shares issued, and 45,107,805 and 44,507,098 shares outstanding at December 31, 2021 and 2020, respectively	0.7	0.7
Additional paid-in capital	2,245.4	2,148.7
Accumulated other comprehensive loss	(23.0)	(14.2)
Treasury stock, 26,619,216 shares at December 31, 2021 and 2020	(2,579.2)	(2,579.2)
Retained earnings	4,315.0	3,839.2
Total stockholders’ equity	3,958.9	3,395.2
Total liabilities and stockholders’ equity	$5,169.1	$4,615.0

See accompanying notes to consolidated financial statements.

F-5	United Therapeutics, a public benefit corporation

Consolidated Statements of Operations
(In millions, except per share data)

	Year Ended December 31,
	2021	2020	2019
Revenues:
Net product sales	$1,685.5	$1,483.3	$1,448.8
Total revenues	1,685.5	1,483.3	1,448.8
Operating expenses:
Cost of product sales	122.5	108.1	117.6
Research and development	540.1	357.7	1,182.6
Selling, general, and administrative	467.0	423.9	336.2
Total operating expenses	1,129.6	889.7	1,636.4
Operating income (loss)	555.9	593.6	(187.6)
Interest income	16.7	28.6	44.2
Interest expense	(18.6)	(23.5)	(44.2)
Other income, net	42.2	49.3	22.6
Impairments of investments in privately-held companies	(2.3)	(9.1)	—
Total other income, net	38.0	45.3	22.6
Income (loss) before income taxes	593.9	638.9	(165.0)
Income tax (expense) benefit	(118.1)	(124.1)	60.5
Net income (loss)	$475.8	$514.8	$(104.5)
Net income (loss) per common share:
Basic	$10.60	$11.65	$(2.39)
Diluted	$10.06	$11.54	$(2.39)
Weighted average number of common shares outstanding:
Basic	44.9	44.2	43.8
Diluted	47.3	44.6	43.8

See accompanying notes to consolidated financial statements.

2021 Annual Report	F-6

Consolidated Statements of Comprehensive Income
(In millions)

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$475.8	$514.8	$(104.5)
Other comprehensive (loss) income:
Defined benefit pension plan:
Actuarial gain (loss) arising during period, net of tax	5.6	(8.0)	(10.6)
Amortization of actuarial gain and prior service cost included in net periodic pension cost and settlement, net of tax	0.6	1.3	(1.7)
Total defined benefit pension plan, net of tax	6.2	(6.7)	(12.3)
Unrealized (loss) gain on available-for-sale securities, net of tax	(15.0)	6.7	6.0
Other comprehensive (loss) income, net of tax	(8.8)	—	(6.3)
Comprehensive income (loss)	$467.0	$514.8	$(110.8)

See accompanying notes to consolidated financial statements.

F-7	United Therapeutics, a public benefit corporation

Consolidated Statements of Stockholders’ Equity
(In millions)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2018	70.2	$0.7	$1,940.2	$(7.9)	$(2,579.2)	$3,434.8	$2,788.6
Net loss	—	—	—	—	—	(104.5)	(104.5)
Unrealized gains on available-for-sale securities	—	—	—	6.0	—	—	6.0
Defined benefit pension plan	—	—	—	(12.3)	—	—	(12.3)
Shares issued under employee stock purchase plan	—	—	4.1	—	—	—	4.1
Common stock issued for restricted stock units (RSUs) vested	0.1	—	—	—	—	—	—
RSUs withheld for taxes	—	—	(2.1)	—	—	—	(2.1)
Exercise of stock options	0.2	—	9.9	—	—	—	9.9
Share-based compensation	—	—	85.1	—	—	—	85.1
Cumulative effect of accounting change	—	—	—	—	—	(5.1)	(5.1)
Reclassification from temporary equity to permanent equity(1)	—	—	10.8	—	—	—	10.8
Deconsolidation of variable interest entity	—	—	(0.1)	—	—	—	(0.1)
Balance, December 31, 2019	70.5	$0.7	$2,047.9	$(14.2)	$(2,579.2)	$3,325.2	$2,780.4
Net income	—	—	—	—	—	514.8	514.8
Unrealized gains on available-for-sale securities	—	—	—	6.7	—	—	6.7
Defined benefit pension plan	—	—	—	(6.7)	—	—	(6.7)
Shares issued under employee stock purchase plan	0.1	—	4.7	—	—	—	4.7
Common stock issued for RSUs vested	0.1	—	—	—	—	—	—
RSUs withheld for taxes	—	—	(3.7)	—	—	—	(3.7)
Exercise of stock options	0.4	—	33.8	—	—	—	33.8
Share-based compensation	—	—	66.0	—	—	—	66.0
Cumulative effect of accounting change	—	—	—	—	—	(0.8)	(0.8)
Balance, December 31, 2020	71.1	$0.7	$2,148.7	$(14.2)	$(2,579.2)	$3,839.2	$3,395.2
Net income	—	—	—	—	—	475.8	475.8
Unrealized losses on available-for-sale securities	—	—	—	(15.0)	—	—	(15.0)
Defined benefit pension plan	—	—	—	6.2	—	—	6.2
Shares issued under employee stock purchase plan	0.1	—	5.6	—	—	—	5.6
Common stock issued for RSUs vested	0.1	—	—	—	—	—	—
RSUs withheld for taxes	—	—	(10.8)	—	—	—	(10.8)
Exercise of stock options	0.4	—	50.0	—	—	—	50.0
Share-based compensation	—	—	51.9	—	—	—	51.9
Balance, December 31, 2021	71.7	$0.7	$2,245.4	$(23.0)	$(2,579.2)	$4,315.0	$3,958.9
(1)Pursuant to a license agreement with Toray Industries Inc. (Toray), we issued 200,000 shares of our common stock (which have since split into 400,000 shares) to Toray in 2007, and provided Toray the right to require us to repurchase the shares at a price of $27.21 per share (the Put Right), which resulted in classification of such shares within temporary equity. During 2019, we terminated our license agreement with Toray and the Put Right also terminated. As a result, upon the termination of the license agreement, we reclassified $10.8 million from temporary equity to additional paid-in capital.

See accompanying notes to consolidated financial statements.

2021 Annual Report	F-8

Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$475.8	$514.8	$(104.5)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	49.9	49.9	45.9
Share-based compensation expense	138.5	163.8	45.4
Impairments of investments in privately-held companies	2.3	9.1	—
Impairments of property, plant, and equipment	19.2	5.4	17.2
Intangible asset impairment charges	113.4	—	—
Realized gain on sale of equity securities	(92.6)	(3.4)	(2.6)
Other	65.9	(47.0)	(29.7)
Changes in operating assets and liabilities:
Accounts receivable	(41.3)	(6.0)	24.4
Inventories	(7.5)	10.3	12.9
Accounts payable and accrued expenses	(12.5)	38.6	(16.3)
Other assets and liabilities	(112.9)	20.2	(199.3)
Net cash provided by (used in) operating activities	598.2	755.7	(206.6)
Cash flows from investing activities:
Purchases of property, plant, and equipment	(120.8)	(59.3)	(83.7)
Proceeds from sale of property, plant, and equipment	—	2.4	—
Sales/maturities of held-to-maturity investments	—	—	39.7
Purchases of available-for-sale debt securities	(1,895.3)	(2,308.8)	(1,271.5)
Maturities of available-for-sale debt securities	1,370.1	1,523.4	799.2
Sales of available-for-sale debt securities	47.6	76.5	180.9
Sales of investments in equity securities	111.5	27.3	20.5
Purchases of investments in privately-held companies	—	—	(8.0)
Decrease in cash due to deconsolidation of variable interest entity	—	—	(12.5)
Net cash used in investing activities	(486.9)	(738.5)	(335.4)
Cash flows from financing activities:
Proceeds from line of credit	—	—	800.0
Repayment of line of credit	—	(50.0)	(200.0)
Payments of debt issuance costs	—	(1.7)	(0.7)
Proceeds from the exercise of stock options	50.0	33.8	9.9
Proceeds from the issuance of stock under employee stock purchase plan	5.6	4.7	4.1
Restricted stock units withheld for taxes	(10.8)	(3.7)	(2.1)
Net cash provided by (used in) financing activities	44.8	(16.9)	611.2
Net increase in cash and cash equivalents	$156.1	$0.3	$69.2
Cash and cash equivalents, beginning of year	738.7	738.4	669.2
Cash and cash equivalents, end of year	$894.8	$738.7	$738.4
Supplemental cash flow information:
Cash paid for interest	$16.2	$20.7	$41.0
Cash paid for income taxes	$153.3	$92.8	$120.2
Non-cash investing and financing activities:
Non-cash additions to property, plant, and equipment	$3.7	$3.5	$54.5

See accompanying notes to consolidated financial statements.

F-9	United Therapeutics, a public benefit corporation

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
Cash Equivalents
Cash equivalents consist of highly liquid investments with maturities of three months or less from the date of acquisition.

2021 Annual Report	F-10

Marketable Investments
Our marketable investments are primarily debt securities that we classify as available-for-sale. If we have both the positive intent and the ability to hold the securities until maturity, the securities are classified as held-to-maturity. We determine the appropriate classification of the securities at the time they are acquired and evaluate the appropriateness of such classifications at each balance sheet date. Available-for-sale debt securities are recorded at fair value, with the portion of the unrealized gains and losses that are not credit-related included as a component of accumulated other comprehensive income (loss) in stockholders’ equity, until realized. Held-to-maturity debt securities are recorded at amortized cost, adjusted for the amortization of discounts or premiums. Related discounts and premiums are amortized over the term of these securities as an adjustment to the yield using the effective interest method. Marketable investments are classified as either current or non-current assets in our consolidated balance sheets based on their contractual maturity dates.
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
Our marketable investments also include investments in publicly-traded companies. The equity securities we own in these companies are recorded at fair value. Changes in the fair value of publicly-traded equity securities are recorded in our consolidated statements of operations within other income, net.
Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value and consist of the following, net of reserves (in millions):

	As of December 31,
	2021	2020
Raw materials	$17.6	$18.4
Work-in-progress	31.9	29.5
Finished goods	44.3	38.6
Total inventories	$93.8	$86.5
Goodwill and Other Intangible Assets
The carrying amount of goodwill is not amortized but is subject to annual impairment testing. We conduct our impairment testing of goodwill annually during the fourth quarter, or more frequently if impairment indicators exist. Initially, we evaluate various pertinent qualitative factors to assess whether it is more likely than not that the fair value of a reporting unit to which goodwill has been assigned is less than its carrying value. Such qualitative factors can include, among others: (1) industry and market conditions; (2) present and anticipated sales and cost factors; and (3) overall financial performance. If we conclude based on our qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we then measure the fair value of the reporting unit and compare its fair value to its carrying value (Step 1 of the goodwill impairment test). Following adoption of ASU 2017-04 on January 1, 2020, we are no longer required to perform Step 2 of the goodwill impairment test. The impairment charge is limited to the amount of goodwill allocated to the reporting unit, thus, the new standard eliminates the requirement to calculate a goodwill impairment charge using Step 2. We performed a qualitative assessment for our goodwill impairment testing for 2021 and 2020. During the years ended December 31, 2021 and 2020, our evaluation of goodwill did not result in any impairment losses. During the year ended December 31, 2019, we wrote off $3.5 million of goodwill related to the deconsolidation of a variable interest entity, as discussed in Note 4—Investments—Variable Interest Entities—Deconsolidation of a Variable Interest Entity.
Indefinite-lived intangible assets are not amortized but are evaluated annually or more frequently for impairment if impairment indicators exist. Our indefinite-lived intangible assets include purchased in-process research and development (IPR&D) assets, which were measured at their estimated fair values as of their acquisition dates. During the year ended December 31, 2021, we recognized IPR&D impairment charges of $113.4 million related to our decision to discontinue the U.S. development of Trevyent® and our decision to discontinue our research and development efforts related to biomechanical lungs, described in footnotes 1 and 2, respectively, to the Goodwill table below. There were no impairment losses related to indefinite-lived intangible assets during the year ended December 31, 2020. During the year ended December 31, 2019, we recognized an impairment charge of $8.8 million related to an IPR&D asset associated with our terminated license agreement with a variable interest entity, as discussed in Note 4—Investments—Variable Interest Entities—Deconsolidation of a Variable Interest Entity.

F-11	United Therapeutics, a public benefit corporation

Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. Impairment losses are measured and recognized to the extent the carrying value of such assets exceeds their fair value. We recorded no impairment losses during the years ended December 31, 2021, 2020, and 2019 related to intangible assets subject to amortization.
Goodwill and other intangible assets comprise the following (in millions):

	As of December 31, 2021			As of December 31, 2020
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill	$28.0	$—	$28.0	$28.0	$—	$28.0
Other intangible assets:
Technology, patents, and trade names	6.7	(5.6)	1.1	6.7	(5.5)	1.2
In-process research and development(1)(2)	15.5	—	15.5	128.9	—	128.9
Total	$50.2	$(5.6)	$44.6	$163.6	$(5.5)	$158.1
(1)In March 2021, we decided to discontinue the U.S. development of Trevyent due to written comments provided by the FDA in February 2021. The FDA provided these written comments following a meeting between us and the FDA to discuss our planned resubmission of our NDA for Trevyent in light of a complete response letter issued by the FDA in April 2020. We determined this decision to be a potential indicator of impairment of our IPR&D asset related to Trevyent, which had a carrying value of $107.3 million as of December 31, 2020. Based on our decision to discontinue the U.S. development of Trevyent, we fully impaired the IPR&D asset related to Trevyent during 2021. The $107.3 million impairment charge was recorded within research and development in our consolidated statements of operations.
(2)In January 2021, we decided to discontinue our research and development efforts related to biomechanical lungs. As a result of the decision, we fully impaired the IPR&D asset related to these efforts, which had a carrying value of $6.1 million, during 2021. The impairment charge was recorded within research and development in our consolidated statements of operations.
Related amortization expense for the years ended December 31, 2021, 2020, and 2019, was $0.1 million, $0.2 million, and $0.2 million, respectively. As of December 31, 2021, aggregate amortization expense related to definite-lived intangible assets for each of the five succeeding years and thereafter is estimated at less than $1.0 million per year.
Property, Plant, and Equipment
Property, plant, and equipment is recorded at cost and depreciated over its estimated useful life using the straight-line method. The estimated useful lives of property, plant, and equipment by major category are as follows:

Land improvements	15 Years
Buildings	25-39 Years
Building improvements	10-39 Years
Furniture, equipment, and vehicles	3-25 Years
Leasehold improvements	Remaining lease term, or the estimated useful life of the improvement, whichever is shorter
Property, plant, and equipment (PP&E) consists of the following (in millions):

	As of December 31,
	2021	2020
Land and land improvements	$132.6	$74.9
Buildings, building improvements, and leasehold improvements	612.7	593.6
Buildings under construction	55.1	47.4
Furniture, equipment, and vehicles	322.9	325.0
Subtotal	1,123.3	1,040.9
Less—accumulated depreciation	(342.4)	(309.3)
Property, plant, and equipment, net	$780.9	$731.6
Depreciation expense for the years ended December 31, 2021, 2020, and 2019, was $49.8 million, $49.7 million, and $45.7 million, respectively.
Buildings under construction consists of direct costs related to our construction projects.

2021 Annual Report	F-12

In 2019, we completed construction of a new cell culture and purification facility. During 2021, we decided to repurpose this facility to produce autologous cells that we intend to use to cellularize lung scaffolds for clinical studies. The decision to repurpose this facility was an indicator of impairment of the facility which we evaluated during 2021. Based on our impairment assessment, we recorded an $11.6 million impairment charge on equipment that was disposed of when we repurposed this facility during 2021. For the year ended December 31, 2021, we recorded $19.2 million of PP&E impairment charges in the aggregate, of which $16.7 million was recorded within research and development in our consolidated statements of operations and $2.5 million was recorded within selling, general, and administrative in our consolidated statements of operations. For the year ended December 31, 2020, we recorded a $5.4 million PP&E impairment charge, which was recorded within selling, general, and administrative in our consolidated statements of operations.
In October 2021, we acquired a 141,960 square foot commercial building located in Silver Spring, Maryland for future expansion. The total purchase price was $50.9 million, inclusive of taxes, closing costs, and other related expenses, the majority of which was capitalized as land and land improvements based on our intended use of the property.
Investments in Privately-Held Companies
We measure our non-controlling equity investments in privately-held companies using the measurement alternative because the fair values of these investments are not readily determinable. Under this alternative, the investments are measured at cost, less any impairment, adjusted for any observable price changes. We monitor these investments individually for any observable price changes or impairment indicators. We adjust the measurement of these investments for observable price changes in orderly transactions for the identical or a similar investment of the same issuer. We consider relevant transactions, including any potential funding opportunities, which occur on or before the balance sheet date in evaluating whether any observable price changes have occurred. When a relevant transaction is identified, a careful review of the attendant rights and obligations, such as voting rights, liquidation preferences, and protective provisions, is necessary to evaluate whether such transaction is deemed to be a similar or identical investment. When a transaction is identified as similar or identical to our investment, we assess the fair value of our investment using various inputs, such as the discount rate, time to a liquidation event, and volatility, in a valuation model or analysis. We include our investments in privately-held companies within other non-current assets in our consolidated balance sheets.
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
Revenue Recognition
We determine revenue recognition for our contractual arrangements with customers based on the following five steps: (1) identify each contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to our performance obligations in the contract; and (5) recognize revenue when (or as) we satisfy the relevant performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer.
Revenues are generated from the sale of our five commercially approved products: Tyvaso, Remodulin, Orenitram, Unituxin, and Adcirca. We recognize revenue when we transfer control of our product to our distributors, which is generally when the product is shipped or delivered to the distributor. Future revenue from delivery of our products will be based on purchase orders provided to us by our distributors.
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

F-13	United Therapeutics, a public benefit corporation

sales to distributors. The net product sales amount recognized represents the amount we believe will not be subject to a significant future reversal of revenue.
Estimating gross-to-net deductions involves the use of significant assumptions and judgments, as well as information obtained from external sources. For our rebate and chargeback liabilities, in particular, the time lag experienced in the payment of the rebate or chargeback may result in revisions of these accruals in future periods. However, based on our significant history and experience estimating these accruals and our development of these accruals based on the expected value method, we do not believe there will be significant changes to our estimates recorded during the period of sale. We recognized an aggregate $2.1 million increase in our net product sales for the year ended December 31, 2021, an aggregate $0.5 million increase in our net product sales for the year ended December 31, 2020, and an aggregate $2.3 million decrease in our net product sales for the year ended December 31, 2019, related to revenue recognized from product sales in prior periods.
Rebates and chargebacks. Allowances for rebates include mandated discounts due to our participation in various government health care programs, contracted rebates to certain domestic distributors, and contracted discounts with commercial payers. We estimate our rebate liability on a product-by-product basis, considering actual revenue, contractual discount rates, expected utilization under each contract, and historical payment experience. We also consider changes in our product pricing and information regarding changes in program regulations and guidelines. Our chargebacks represent contractual discounts payable to distributors for the difference between the invoice price paid to us by the distributor for a particular product and the contracted price that the distributor’s customer pays for that product. We estimate our chargeback liability on a product-by-product basis, primarily considering historical payment experience. Although we accrue a liability for rebates and chargebacks in the same period the product is sold, third-party reporting and payment of the rebate or chargeback amount occur on a time lag, with the majority of rebates and chargebacks paid within six months from date of sale. Our liability for rebates and chargebacks is included in accounts payable and accrued expenses in our consolidated balance sheets. At December 31, 2021 and 2020, our accrued rebates and chargebacks were $67.8 million and $65.3 million, respectively. In addition, during the years ended December 31, 2021, 2020, and 2019, we recognized $218.6 million, $195.9 million, and $178.7 million, respectively, in revenue deductions associated with rebates and chargebacks.
Prompt payment discounts. We offer prompt pay discounts to many of our distributors, typically for payments made within 30 days. Prompt pay discounts are estimated in the period of sale based on our experience with sales to eligible distributors. Our domestic distributors have routinely taken advantage of these discounts and we expect them to continue to do so. Prompt pay discounts are recorded as a deduction to the accounts receivable balance presented in our consolidated balance sheets.
Product returns. The sales terms for Adcirca and Unituxin include return rights that extend throughout the distribution channel. For Adcirca, we recognize an allowance for returns as customers have the right to return expired product for up to 12 months after the product’s expiration date (generally 24 to 36 months after the initial sale). Returned product is destroyed. Regulatory exclusivity for Adcirca expired in May 2018, and generic versions of Adcirca became available for purchase beginning in the third quarter of 2018. Due to the availability of the generic versions, we have experienced a significant decline in Adcirca demand, which could result in inventory held by distributors and other downstream customers expiring unsold. Our allowance for product returns for Adcirca as of December 31, 2021 and 2020 is $6.3 million and $12.5 million, respectively. We record our allowance for product returns in other current and non-current liabilities in our consolidated balance sheets. We developed our returns liability as of December 31, 2021 and 2020, based on our estimate of the amount of Adcirca inventory in the downstream channel and the amount of that inventory that we expect will not be sold by distributors and other downstream customers. The estimates were developed using reports from our distributors and other third-party data, including estimates of Adcirca dispenses and the historical impact of generic entrants on other branded products that we deemed comparable to Adcirca. During the year ended December 31, 2021, we recognized a decrease of $3.9 million in revenue reductions associated with our allowance for product returns. During the year ended December 31, 2020, we recognized no change in revenue deductions associated with our allowance for product returns. During the year ended December 31, 2019, we recognized a decrease of $6.2 million in revenue deductions associated with our allowance for product returns.
For Unituxin, we ship product with expiration dates that are generally nine to 14 months after the initial sale. However, our historical returns have not been material and, therefore, we do not record a returns allowance for Unituxin. For sales of our other commercial products, we do not offer our customers a general right of return.
Distributor fees and other allowances. Distributor fees include distribution and other service fees paid to certain distributors. These fees are based on contractual amounts or rates applied to purchases of our product or units of service provided in a given period. Our liability for distributor fees is included in accounts payable and accrued expenses in our consolidated balance sheets.
Trade Receivables
We invoice and receive payment from our customers after we recognize revenue, resulting in receivables from our customers that are presented as accounts receivable in our consolidated balance sheets. Accounts receivable consist of short-term amounts due from our distributors (generally 30 to 90 days) and are stated at the amount we expect to collect. We establish an allowance for doubtful accounts, if deemed necessary, based on our assessment of the collectability of specific distributor accounts. We did not recognize any impairment losses for accounts receivable for each of the years ended December 31, 2021 and 2020. Changes in accounts receivable are primarily due to the timing and magnitude of orders of our products, the timing of when control of our products is transferred to our distributors, and the timing of cash collections.

2021 Annual Report	F-14

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
Research and Development
Research and development costs are expensed as incurred except for payments made in advance of services to be provided to us. Related expenses consist of internal labor and overhead, costs to acquire pharmaceutical products and product rights for development, materials used in clinical trials, amounts paid to third parties for services, and materials related to drug development and clinical trials.
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
Share-Based Compensation
Generally, the fair value of a stock option grant is measured on its grant date and related compensation expense is recognized ratably over the requisite service period. We issue new shares of our common stock upon the exercise of stock options. Additionally, certain executives sometimes have stock options with performance conditions that have vesting rights tied to achievement of specific targeted criteria. Share-based compensation expense for all awards is recorded ratably over their vesting period, depending on the specific terms of the award and achievement of the specified performance conditions. Forfeitures are recognized as they occur. Refer to Note 8—Share-Based Compensation.
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

F-15	United Therapeutics, a public benefit corporation

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
Concentration of Credit Risk
Financial instruments that are exposed to credit risk consist of cash, money market funds, certificates of deposit, marketable debt securities, and trade receivables. We maintain our cash and money market funds with financial institutions that are federally insured. While balances deposited in these institutions often exceed Federal Deposit Insurance Corporation limits, we have not experienced any losses on related accounts to date. Furthermore, we limit our risk exposure by maintaining funds in financial institutions that we believe are creditworthy and financially sound. Our investments in marketable debt securities have been issued by corporate entities and government-sponsored enterprises with high credit ratings. We mitigate investment risks by investing in highly-rated securities with relatively short maturities that we believe do not subject us to undue investment or credit risk. In addition, our investment policy does not provide for investments in complex or structured financial instruments. At any given time, our trade receivables are concentrated among a small number of principal customers. If any of these financial institutions, issuers, or customers fail to perform their obligations under the terms of these financial instruments, our maximum exposure to potential losses would be equal to amounts reported in our consolidated balance sheets.
3. Recently Issued Accounting Standards
Accounting Standards Adopted
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

2021 Annual Report	F-16

Accounting Standards Not Yet Adopted
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04), which provides optional expedients and exceptions to lessen the burden of accounting for contract modifications and hedging relationships that reference LIBOR or other reference rates that could be discontinued due to reference rate reform. ASU 2020-04 became effective immediately and may be applied through December 31, 2022. This guidance is applicable to our credit agreement, which references LIBOR. Refer to Note 7—Debt for more information on our credit agreement. The adoption of, and future elections under, this guidance are not expected to have a material impact on our consolidated financial statements as the guidance will ease, if warranted, the requirements for accounting for the future effects of the rate reform.
4. Investments
Marketable Investments
Available-for-Sale Debt Securities
Available-for-sale debt securities are recorded at fair value, with the portion of the unrealized gains and losses that are not credit-related included as a component of accumulated other comprehensive loss in stockholders’ equity, until realized. Available-for-sale debt securities consisted of the following (in millions):

As of December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency securities	$2,178.9	$2.0	$(7.3)	$2,173.6
Corporate debt securities	482.5	0.6	(2.0)	481.1
Total	$2,661.4	$2.6	$(9.3)	$2,654.7
Reported under the following captions in our consolidated balance sheets:
Cash and cash equivalents				$39.3
Current marketable investments				965.5
Non-current marketable investments				1,649.9
Total				$2,654.7

As of December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency securities	$1,902.4	$9.8	$(0.1)	$1,912.1
Corporate debt securities	331.2	3.2	—	334.4
Total	$2,233.6	$13.0	$(0.1)	$2,246.5
Reported under the following captions in our consolidated balance sheets:
Cash and cash equivalents				$79.0
Current marketable investments				1,017.9
Non-current marketable investments				1,149.6
Total				$2,246.5
The following table summarizes the contractual maturities of available-for-sale debt securities (in millions). Actual maturities may differ from contractual maturities because the issuers of certain of these debt securities have the right to call the securities or prepay their obligations under the securities with or without penalties.

	As of December 31, 2021
	Amortized Cost	Fair Value
Due within one year	$1,003.8	$1,004.8
Due in one to three years	1,657.6	1,649.9
Total	$2,661.4	$2,654.7

F-17	United Therapeutics, a public benefit corporation

Investments in Equity Securities with Readily Determinable Fair Values
We held investments in equity securities with readily determinable fair values of $70.4 million and $78.4 million as of December 31, 2021 and 2020, respectively, which are included in current marketable investments in our consolidated balance sheets. One of the privately-held companies in which we invested became publicly traded in 2020 and another one became publicly traded in 2021. As a result, our investments in the equity securities of these companies are now recorded at fair value and included within current marketable investments in our consolidated balance sheets rather than measured as described below under Investments in Privately-Held Companies. Changes in the fair value of publicly-traded equity securities are recorded in our consolidated statements of operations within other income, net. Refer to Note 5—Fair Value Measurements.
During the years ended December 31, 2021, 2020, and 2019, we received $111.5 million, $27.3 million, and $20.5 million, respectively, in cash from the sale of these equity securities. During 2021, we sold our investments in two publicly-traded companies and realized a gain of $92.6 million. During 2020 and 2019, we sold our investment in one publicly-traded company and realized a gain of $3.4 million and $2.6 million, respectively. The gains were recorded within other income, net in our consolidated statements of operations for the years ended December 31, 2021, 2020, and 2019.
Investments in Privately-Held Companies
As of December 31, 2021 and 2020, we maintained non-controlling equity investments in privately-held companies of $31.1 million and $84.8 million, respectively, in the aggregate. We made payments of $8.0 million for investments in privately-held companies during the year ended December 31, 2019. No such payments were made during the years ended December 31, 2021 and 2020.
When an observable price transaction occurs that is identified as similar or identical to our investment, we perform a valuation analysis to assess the fair value of our investment using various inputs, such as the discount rate, time to a liquidation event, and price volatility of peer company stocks. We adjust the fair value of our investment based on the valuation analysis and recognize the gain or loss in the period in which the observable price change occurred. During the years ended December 31, 2021, 2020, and 2019, we recorded an aggregate increase of zero, $25.5 million, and $1.2 million, respectively, in the value of our investments. These gains were recorded within other income, net in our consolidated statements of operations.
During 2021, we observed an indicator of impairment for our investments in two of the private companies in which we invested, which caused us to recognize aggregate impairment charges of $2.3 million. During the years ended December 31, 2020 and 2019, we recorded $9.1 million and zero, respectively, of impairment charges related to our investments in privately-held companies. These impairment charges were recorded within impairments of investments in privately-held companies in our consolidated statements of operations.
Cumulative impairments and downward fair value adjustments on non-controlling equity investments in privately-held companies and cumulative upward fair value adjustments in privately-held companies were $4.1 million and $1.9 million, respectively, as of December 31, 2021.
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
Unconsolidated Variable Interest Entity
In November 2019, we entered into a supply agreement with an affiliate of DEKA Research & Development Corporation (DEKA) to manufacture and supply the Remunity® Pump to us. Under the terms of the supply agreement, we reimburse all of the affiliate’s costs to manufacture and supply the Remunity Pump. We determined that the affiliate is a VIE as we are currently the only customer of the affiliate and the affiliate currently relies on our reimbursement of its costs to sustain its operations. We have determined we are not the primary beneficiary of the affiliate as we do not have the power to direct or control its significant activities related to the manufacturing of medical devices. Accordingly, we have not consolidated the affiliate’s results of operations and financial position with ours. As of December 31, 2021 and 2020, our consolidated balance sheets included $10.6 million and $11.7 million of assets, respectively, related to the supply agreement. As of December 31, 2021 and 2020, our consolidated balance sheets included a $2.0 million and $24.0 million liability, respectively, for our obligation to reimburse costs related to the supply agreement. While the terms of the supply agreement expose us to various future risks of loss given our responsibility to reimburse all costs incurred by the affiliate to manufacture and supply the Remunity Pump, we believe that our maximum exposure to loss as of December 31, 2021 as a result of our involvement with the affiliate is $10.6 million, the amount of assets related to the supply agreement noted above.

2021 Annual Report	F-18

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
As of December 31, 2021, our consolidated balance sheets included a $49.3 million asset due to the consolidation of this VIE included within property, plant, and equipment, net. Upon consolidating the VIE, which was not deemed a business as defined in ASC 805, Business Combinations, no gain or loss was recognized. This VIE has no recourse against our assets and general credit, and the VIE assets cannot be used to settle the VIE liabilities. Our total risk of loss is the $49.3 million asset we contributed, as noted above.
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
In June 2019, we elected to terminate the License Agreement. The termination of the License Agreement caused us to impair an associated IPR&D asset during 2019 and recognize an impairment charge of $8.8 million, which is included within research and development in our consolidated statements of operations. Upon effectiveness of the termination of the License Agreement in 2019, we no longer have the power to direct the entity’s activities. Consequently, we deconsolidated the entity in 2019. Our deconsolidation of the entity’s balance sheet, which included $3.5 million of goodwill and $8.4 million of temporary equity, resulted in a net deconsolidation loss of $2.0 million. We have no further obligations to fund the entity. In 2021, we recognized an impairment charge equal to the entire value of our equity investment in this privately-held company of $1.3 million and recorded the impairment charge within impairments of investments in privately-held companies in our consolidated statements of operations.
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

F-19	United Therapeutics, a public benefit corporation

We account for certain assets and liabilities at fair value and classify these assets and liabilities within the fair value hierarchy. Our other current assets and other current liabilities have fair values that approximate their carrying values. Assets and liabilities subject to fair value measurements are as follows (in millions):

	As of December 31, 2021
	Level 1	Level 2	Level 3	Balance
Assets
Money market funds(1)	$516.7	$—	$—	$516.7
U.S. government and agency securities(2)	—	2,173.6	—	2,173.6
Corporate debt securities(2)	—	481.1	—	481.1
Equity securities(3)	70.4	—	—	70.4
Contingent consideration(4)	—	—	1.2	1.2
Total assets	$587.1	$2,654.7	$1.2	$3,243.0
Liabilities
Contingent consideration(5)	—	—	20.8	20.8
Total liabilities	$—	$—	$20.8	$20.8

	As of December 31, 2020
	Level 1	Level 2	Level 3	Balance
Assets
Money market funds(1)	$323.1	$—	$—	$323.1
U.S. government and agency securities(2)	—	1,912.1	—	1,912.1
Corporate debt securities(2)	—	334.4	—	334.4
Equity securities(3)	78.4	—	—	78.4
Contingent consideration(4)	—	—	4.1	4.1
Total assets	$401.5	$2,246.5	$4.1	$2,652.1
Liabilities
Contingent consideration(5)	—	—	17.1	17.1
Total liabilities	$—	$—	$17.1	$17.1
(1)Included in cash and cash equivalents in our consolidated balance sheets.
(2)Included in cash and cash equivalents and current and non-current marketable investments in our consolidated balance sheets. Refer to Note 4—Investments—Marketable Investments—Available-for-Sale Debt Securities for further information. The fair value of these securities is principally measured or corroborated by trade data for identical securities for which related trading activity is not sufficiently frequent to be considered a Level 1 input or comparable securities that are more actively traded.
(3)Included in current marketable investments in our consolidated balance sheets. The fair value of these securities is based on quoted market prices for identical instruments in active markets. During the years ended December 31, 2021 and 2020, we recognized $50.8 million and $25.1 million of net unrealized and realized gains, respectively, on these securities. We recorded these gains and losses in our consolidated statements of operations within other income, net. Refer to Note 4—Investments—Marketable Investments—Investments in Equity Securities with Readily Determinable Fair Values.
(4)Included in other non-current assets in our consolidated balance sheet as of December 31, 2021 and in other currents assets and other non-current assets in our consolidated balance sheet as of December 31, 2020. We estimated the fair value of contingent consideration using a Monte Carlo simulation. The Monte Carlo simulation incorporates Level 3 inputs including price volatility of peer company stocks and the probability of completing certain milestones during a specified period of time. The fair value of our contingent consideration assets decreased by $2.9 million from December 31, 2020 to December 31, 2021. The loss was recorded within other income, net in our consolidated statements of operations.
(5)Included in other non-current liabilities in our consolidated balance sheets. The fair value of our contingent consideration obligations has been estimated using probability-weighted discounted cash flow models (DCFs). The DCFs incorporate Level 3 inputs including estimated discount rates that we believe that market participants would consider relevant in pricing and the projected timing and amount of cash flows, which are estimated and developed, in part, based on the requirements specific to each acquisition agreement. The fair value of our contingent consideration liabilities increased by $3.7 million from December 31, 2020 to December 31, 2021. The loss was recorded within research and development in our consolidated statements of operations.
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

2021 Annual Report	F-20

6. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following by major categories (in millions):

	As of December 31,
	2021	2020
Accounts payable	$3.8	$4.1
Accrued expenses:
Sales-related (royalties, rebates, and fees)	85.3	84.5
Payroll-related	53.6	47.9
Research and development-related	19.0	27.8
Other	12.9	22.7
Total accrued expenses	$170.8	$182.9
Total accounts payable and accrued expenses	$174.6	$187.0
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
At our option, amounts borrowed under the Credit Agreement bear interest at either the LIBOR rate or a fluctuating base rate, in each case, plus an applicable margin determined on a quarterly basis based in our consolidated ratio of total indebtedness to earnings before interest, taxes, depreciation, and amortization (as calculated in accordance with the Credit Agreement). To date, we have elected to calculate interest on the outstanding balance at LIBOR plus an applicable margin. As of December 31, 2021 and 2020, our outstanding aggregate principal balance under the Credit Agreement was $800.0 million, all of which was classified as a non-current liability because we do not intend to repay any portion of this amount within one year.
The Credit Agreement contains customary events of default and customary affirmative and negative covenants. As of December 31, 2021, we were in compliance with these covenants. Lung Biotechnology PBC is our only subsidiary that guarantees our obligations under the Credit Agreement though, from time to time, one or more of our other subsidiaries may be required to guarantee our obligations.
In connection with the Credit Agreement, we capitalized debt issuance costs, which are being amortized to interest expense over the contractual term of the Credit Agreement. As of December 31, 2021, $2.4 million was recorded in other current assets and $6.9 million in other non-current assets in our consolidated balance sheets.
The interest expense reported in our consolidated statements of operations for each of the years ended December 31, 2021, 2020, and 2019, related to our borrowings under the Credit Agreement.
8. Share-Based Compensation
As of December 31, 2021, we have two shareholder-approved equity incentive plans: the United Therapeutics Corporation Amended and Restated Equity Incentive Plan (the 1999 Plan) and the United Therapeutics Corporation Amended and Restated 2015 Stock Incentive Plan (as amended to date, the 2015 Plan). The 2015 Plan provides for the issuance of up to 11,000,000 shares of our common stock pursuant to awards granted under the 2015 Plan, which includes the 1,000,000 shares added pursuant to an amendment and restatement of the 2015 Plan approved by our shareholders in June 2021. No further awards will be granted under the 1999 Plan. We also have one equity incentive plan, the United Therapeutics Corporation 2019 Inducement Stock Incentive Plan (the 2019 Inducement Plan), that has not been approved by our shareholders, as permitted by the Nasdaq Stock Market rules. The 2019 Inducement Plan was approved by our Board of Directors in February 2019 and provides for the issuance of up to 99,000 shares of our common stock under awards granted to newly-hired employees. Currently, we grant equity-based awards to employees and members of our Board of Directors in the form of stock options and restricted stock units (RSUs) under the 2015 Plan, and we grant RSUs to newly-hired employees under the 2019 Inducement Plan. Refer to the sections entitled Stock Options and RSUs below.

F-21	United Therapeutics, a public benefit corporation

We previously issued awards under the United Therapeutics Corporation Share Tracking Awards Plan (2008 STAP) and the United Therapeutics Corporation 2011 Share Tracking Awards Plan (2011 STAP). We refer to the 2008 STAP and the 2011 STAP collectively as the STAP and awards outstanding under either of these plans as STAP awards. Refer to the section entitled Share Tracking Awards Plans below. We discontinued the issuance of STAP awards in June 2015.
In 2012, our shareholders approved the United Therapeutics Corporation Employee Stock Purchase Plan (ESPP), which is structured to comply with Section 423 of the Internal Revenue Code. Refer to the section entitled Employee Stock Purchase Plan below.
The following table reflects the components of share-based compensation expense recognized in our consolidated statements of operations (in millions):

	Year Ended December 31,
	2021	2020	2019
Stock options	$25.4	$44.0	$70.5
RSUs	24.7	20.5	13.3
STAP awards	86.6	97.8	(39.7)
Employee stock purchase plan	1.8	1.5	1.3
Total share-based compensation expense before tax	$138.5	$163.8	$45.4
Share-based compensation capitalized as part of inventory	$1.0	$1.0	$0.7
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
In March 2017 and March 2018, we issued stock options with performance conditions to certain executives with vesting conditions tied to the achievement of specified performance criteria, which had target performance levels that span from one to three years. Upon the conclusion of the performance period, the performance level achieved was measured and the ultimate number of shares that may vest was determined. Share-based compensation expense for these awards was recorded ratably over their vesting periods, depending on the specific terms of the award and anticipated achievement of the specified performance criteria. As of December 31, 2021, the performance period for these awards had ended, and the awards granted in March 2017 and March 2018 had vested. During 2021 and 2020, we did not grant stock options with performance vesting conditions.
A description of the key inputs, requiring estimates, used in determining the fair value of stock options are provided below:
Expected term—The expected term reflects the estimated time period we expect an award to remain outstanding. For the years ended December 31, 2021, 2020, and 2019, we used the simplified approach to develop this input for our stock options as we do not have sufficient historical data related to stock option exercises. Under the simplified approach, the expected term reflects the weighted average midpoint between the vesting date and the expiration date of the awards. For the expected term input related to our STAP awards, refer to the Share Tracking Awards Plans section below.
Expected volatility—Volatility is a measure of the amount the price of our common stock has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. We use historical volatility based on weekly price observations of our common stock during the period immediately preceding an award that is equal to its expected term up to a maximum period of five years. We believe that the volatility in the price of our common stock over the preceding five years generally provides a reliable projection of future long-term volatility.
Risk-free interest rate—The risk-free interest rate is the average interest rate consistent with the yield available on a U.S. Treasury note with a term equal to the expected term of an award.
Expected dividend yield—We do not pay cash dividends on our common stock and do not expect to do so in the future. Therefore, the dividend yield is zero.

2021 Annual Report	F-22

The following weighted average assumptions were used in estimating the fair value of stock options granted to employees during the twelve months ended December 31, 2021, 2020, and 2019:

	Year Ended December 31,
	2021	2020	2019
Expected term of awards (in years)	5.7	5.6	5.8
Expected volatility	32.5%	33.4%	33.8%
Risk-free interest rate	1.0%	0.5%	2.4%
Expected dividend yield	0.0%	0.0%	0.0%
A summary of the activity and status of stock options under our equity incentive plans is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2021	7,680,194	$126.27
Granted	43,653	177.33
Exercised	(405,536)	123.47
Forfeited	(333)	146.03
Outstanding at December 31, 2021	7,317,978	$126.73	4.6	$653.9
Exercisable at December 31, 2021	5,592,698	$125.92	4.4	$504.2
Unvested at December 31, 2021	1,725,280	$129.34	5.3	$149.7
The weighted average fair value of a stock option granted during each of the years in the three-year period ended December 31, 2021, was $56.69, $34.56, and $39.63, respectively. The total fair value of stock options that vested for each of the years in the three-year period ended December 31, 2021, was $50.4 million, $73.5 million, and $37.4 million, respectively.
Total share-based compensation expense related to stock options is recorded as follows (in millions):

	Year Ended December 31,
	2021	2020	2019
Cost of product sales	$0.1	$0.5	$0.8
Research and development	0.5	2.0	3.7
Selling, general, and administrative	24.8	41.5	66.0
Share-based compensation expense before taxes	25.4	44.0	70.5
Related income tax benefit	(0.8)	(3.1)	(16.0)
Share-based compensation expense, net of taxes	$24.6	$40.9	$54.5
As of December 31, 2021, unrecognized compensation cost relating to stock options was $25.7 million. Unvested outstanding stock options as of December 31, 2021 had a weighted average remaining vesting period of 1.2 years.
Stock option exercise data is summarized below (dollars in millions):

	Year Ended December 31,
	2021	2020	2019
Number of options exercised	405,536	466,731	191,508
Cash received from options exercised	$50.0	$33.8	$9.9
Total intrinsic value of options exercised	$26.6	$22.9	$11.5
Tax benefits realized from options exercised(1)	$5.3	$5.4	$2.6
(1)We recognize these tax benefits in our consolidated statements of operations within income tax (expense) benefit.

F-23	United Therapeutics, a public benefit corporation

RSUs
In June 2016, we began issuing RSUs to our non-employee directors. In October 2017, we also began issuing RSUs to our employees. Each RSU entitles the recipient to one share of our common stock upon vesting. We measure the fair value of RSUs using the stock price on the date of grant. Share-based compensation expense for the RSUs is recorded ratably over their vesting period.
A summary of the activity with respect to, and status of, RSUs during year ended December 31, 2021 is presented below:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested at January 1, 2021	440,528	$102.40
Granted	188,378	166.19
Vested	(210,676)	106.23
Forfeited/canceled	(27,691)	121.33
Unvested at December 31, 2021	390,539	$129.76
Total share-based compensation expense relating to RSUs is recorded as follows (in millions):

	Year Ended December 31,
	2021	2020	2019
Cost of product sales	$2.1	$1.6	$1.0
Research and development	8.2	7.0	4.4
Selling, general, and administrative	14.4	11.9	7.9
Share-based compensation expense before taxes	24.7	20.5	13.3
Related income tax benefit	(5.9)	(4.8)	(3.0)
Share-based compensation expense, net of taxes	$18.8	$15.7	$10.3
As of December 31, 2021, unrecognized compensation cost related to the grant of RSUs was $31.5 million. Unvested outstanding RSUs as of December 31, 2021 had a weighted average remaining vesting period of 1.8 years.
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
The aggregate STAP liability balance was $102.4 million and $96.8 million at December 31, 2021 and 2020, respectively, all of which was classified as a current liability in our consolidated balance sheets.
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
Expected term—The expected term reflects the estimated time period we expect an award to remain outstanding. We use the weighted average midpoint of the remaining contractual term to calculate the expected term of outstanding STAP awards.

2021 Annual Report	F-24

The table below includes the weighted-average assumptions used to measure the fair value of the outstanding STAP awards:

	As of December 31,
	2021	2020	2019
Expected term of awards (in years)	1.3	1.7	2.0
Expected volatility	30.0%	34.8%	29.1%
Risk-free interest rate	0.4%	0.1%	1.6%
Expected dividend yield	0.0%	0.0%	0.0%
The closing price of our common stock was $216.08, $151.79, and $88.08 on December 31, 2021, 2020, and 2019, respectively.
A summary of the activity and status of STAP awards during the year ended December 31, 2021 is presented below:

	Number of Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2021	2,121,860	$118.48
Granted	—	—
Exercised	(1,027,738)	112.72
Forfeited	(562)	145.30
Outstanding at December 31, 2021	1,093,560	$123.89	2.5	$100.8
Exercisable at December 31, 2021	1,083,560	$124.55	2.6	$99.2
Unvested at December 31, 2021	10,000	$52.57	0.9	$1.6
Share-based compensation expense (benefit) recognized in connection with STAP awards is as follows (in millions):

	Year Ended December 31,
	2021	2020	2019
Cost of product sales	$3.5	$4.9	$(1.7)
Research and development	15.0	19.9	(8.2)
Selling, general, and administrative	68.1	73.0	(29.8)
Share-based compensation expense (benefit) before taxes	86.6	97.8	(39.7)
Related income tax (benefit) expense	(14.7)	(19.3)	9.0
Share-based compensation expense (benefit), net of taxes	$71.9	$78.5	$(30.7)
Cash paid to settle STAP exercises during the years ended December 31, 2021, 2020, and 2019 was $81.1 million, $26.1 million, and $7.6 million, respectively.
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

F-25	United Therapeutics, a public benefit corporation

9. Stockholders’ Equity
Earnings Per Common Share
Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period, adjusted for the potential dilutive effect of our outstanding stock options, RSUs, and shares issuable under the ESPP, as if they were vested and exercised.
The components of basic and diluted earnings (loss) per common share comprised the following (in millions, except per share amounts):

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net income (loss)	$475.8	$514.8	$(104.5)
Denominator:
Weighted average outstanding shares — basic	44.9	44.2	43.8
Effect of dilutive securities(1):
Stock options, RSUs, and employee stock purchase plan	2.4	0.4	—
Weighted average shares — diluted(2)	47.3	44.6	43.8
Net income (loss) per common share:
Basic	$10.60	$11.65	$(2.39)
Diluted	$10.06	$11.54	$(2.39)
Stock options and RSUs excluded from calculation(2)	0.1	6.6	7.2
(1)Calculated using the treasury stock method.
(2)The common shares underlying certain stock options and RSUs have been excluded from the computation of diluted earnings per share because their impact would be anti-dilutive. For the year ended December 31, 2019, we had a net loss, and as such, all outstanding stock options, RSUs, and shares issuable under the ESPP were excluded from our calculation of diluted earnings per share.
Accumulated Other Comprehensive Loss
The following table includes changes in accumulated other comprehensive loss by component, net of tax (in millions):

	Defined Benefit Pension Plan(1)	Foreign Currency Translation Losses	Unrealized Gains and (Losses) on Available-for-Sale Securities	Total
Balance, January 1, 2021	$(6.7)	$(17.9)	$10.4	$(14.2)
Other comprehensive (loss) income before reclassifications	5.6	—	(15.0)	(9.4)
Amounts reclassified from accumulated other comprehensive loss	0.6	—	—	0.6
Net current-period other comprehensive (loss) income	6.2	—	(15.0)	(8.8)
Balance, December 31, 2021	$(0.5)	$(17.9)	$(4.6)	$(23.0)

2021 Annual Report	F-26

	Defined Benefit Pension Plan(1)	Foreign Currency Translation Losses	Unrealized Gains and (Losses) on Available-for-Sale Securities	Total
Balance, January 1, 2020	$—	$(17.9)	$3.7	$(14.2)
Other comprehensive (loss) income before reclassifications	(8.0)	—	6.7	(1.3)
Amounts reclassified from accumulated other comprehensive loss	1.3	—	—	1.3
Net current-period other comprehensive (loss) income	(6.7)	—	6.7	—
Balance, December 31, 2020	$(6.7)	$(17.9)	$10.4	$(14.2)
(1)Refer to Note 11—Employee Benefit Plans—Supplemental Executive Retirement Plan, which identifies the captions within our consolidated statements of operations where reclassification adjustments were recognized and their associated tax impact.
10. Income Taxes
Components of income tax expense (benefit) consist of the following (in millions):

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$112.3	$114.6	$63.1
State	24.6	20.0	9.4
Total current	136.9	134.6	72.5
Deferred
Federal	(10.1)	1.6	(120.1)
State	(8.7)	(12.1)	(12.9)
Total deferred	(18.8)	(10.5)	(133.0)
Total income tax expense (benefit)	$118.1	$124.1	$(60.5)
Presented below is a reconciliation of income tax expense (benefit) computed at the statutory federal tax rate of 21 percent in 2021, 2020, and 2019 to income tax expense (benefit) as reported (in millions):

	Year Ended December 31,
	2021	2020	2019
Federal taxes at the statutory rate	$124.7	$134.2	$(34.7)
Change in valuation allowance	(18.7)	(3.1)	(5.7)
State taxes, net of federal benefit	14.6	7.0	(3.1)
Nondeductible compensation	11.8	11.5	6.3
General business credits	(11.5)	(24.0)	(21.3)
Deduction for foreign-derived intangible income	(2.8)	(2.2)	(3.3)
Uncertain tax positions	(1.0)	4.8	(0.3)
Other	1.0	(4.1)	(1.6)
Foreign income adjustment	—	—	5.1
Deconsolidation of VIE	—	—	(1.9)
Total income tax expense (benefit)	$118.1	$124.1	$(60.5)
Effective tax rate	20%	19%	37%

F-27	United Therapeutics, a public benefit corporation

Components of the net deferred tax assets are as follows (in millions):

	As of December 31,
	2021	2020
Deferred tax assets:
Intangible assets	$186.1	$176.0
Share-based compensation	73.4	73.1
Reserves and accrued liabilities	18.3	18.8
SERP	10.9	10.9
NOLs	8.3	9.7
Basis differences in investments	1.4	7.4
Other	5.0	5.6
Total deferred tax assets	303.4	301.5
Less: Valuation allowance	(11.5)	(35.5)
Total net deferred tax assets	291.9	266.0
Deferred tax liabilities:
Plant and equipment principally due to differences in depreciation	(28.2)	(26.1)
Other	(1.8)	(1.3)
Total deferred tax liabilities	(30.0)	(27.4)
Total deferred tax assets, net	$261.9	$238.6
At December 31, 2021, we had gross federal, foreign, and state net operating loss carryforwards of zero, $4.3 million, and $131.3 million, respectively, which either expire at various dates beginning in 2030 or have no expiration date. We expect that a significant amount of these carryforwards will expire unused, so we have established valuation allowances for the related deferred tax assets.
We are subject to federal and state taxation in the United States and various foreign jurisdictions. We are no longer subject to income tax examinations by the Internal Revenue Service and all other major jurisdictions for tax years prior to 2013.
As of December 31, 2021 and 2020, we had $3.6 million and $4.5 million of unrecognized tax benefits, excluding interest and penalties, that would impact our effective tax rate if recognized. The total amount of unrecognized tax benefits relating to our tax positions is subject to change based on future events including, but not limited to, the settlements of ongoing tax audits and assessments and the expiration of applicable statutes of limitations. Given the uncertainty of potential adjustments from examination, it is reasonably possible that the balance of unrecognized tax benefits could change significantly over the next 12 months. However, due to the number of years remaining that are subject to examination, we are unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits.
The following table represents a reconciliation of the total unrecognized tax benefit liability, excluding interest and penalties, for the years ended December 31, 2021, 2020, and 2019 (in millions):

	Year Ended December 31,
	2021	2020	2019
Unrecognized tax benefits, beginning of the period	$4.5	$—	$0.5
Gross decreases related to prior period tax positions	(0.1)	—	(0.5)
Gross increases related to prior period tax positions	—	3.8	—
Gross increases related to current period tax positions	0.7	0.7	—
Gross decreases as a result of settlements during the current period	(1.5)	—	—
Unrecognized tax benefits, end of the period	$3.6	$4.5	$—
We record interest and penalties related to uncertain tax positions as a component of income tax expense. As of December 31, 2021 and 2020, our liability for unrecognized tax benefits included approximately $0.3 million and $0.4 million, respectively, for the accrual of interest and penalties. As of December 31, 2021 and 2020, we recorded approximately $0.1 million benefit and $0.3 million expense, respectively, for the accrual of interest and penalties in our consolidated statement of operations.
As of December 31, 2021 and 2020, we had a total liability for unrecognized tax benefits, including related interest and penalties, of approximately $3.9 million and $4.9 million, respectively. As of December 31, 2019, we did not have any unrecognized tax benefits.

2021 Annual Report	F-28

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminates the option to deduct research and development expenditures in the period they are incurred and requires taxpayers to amortize them over five or fifteen years pursuant to Internal Revenue Code Section 174. Although Congress is considering legislation that would defer the amortization requirement to later years, we have no assurance that the requirement to amortize will be repealed or otherwise modified. If the requirement is not repealed or delayed, it will increase our cash paid for income taxes beginning in 2022.
11. Employee Benefit Plans
Supplemental Executive Retirement Plan
We maintain the United Therapeutics Corporation Supplemental Executive Retirement Plan (SERP) to provide retirement benefits to certain senior members of our management team.
Participants who retire at age 60 or older are eligible to receive either monthly payments or a lump sum payment based on an average of their total gross base salary over the last 36 months of active employment, subject to certain adjustments. Related benefit payments commence on the first day of the sixth month after retirement. Participants who elect to receive monthly payments will continue to receive payments through the remainder of their life. Alternatively, participants who elect to receive a lump sum distribution will receive a payment equal to the present value of the estimated monthly payments that would have been received upon retirement. As of December 31, 2021 and 2020, all SERP participants had elected to receive a lump sum distribution. Participants who terminate employment for any reason other than death, disability, or change in control prior to age 60 will not be entitled to receive any benefits under the SERP.
Because we do not fund the SERP, we recognize a liability equal to the projected benefit obligation as measured at the end of each fiscal year.
A reconciliation of the beginning and ending balances of the projected benefit obligation is presented below (in millions):

	Year Ended December 31,
	2021	2020
Projected benefit obligation at the beginning of the year	$68.6	$56.1
Service cost	3.4	2.8
Interest cost	0.9	1.3
Benefits paid	—	—
Net actuarial (gain) loss	(5.8)	8.4
Projected benefit obligation at the end of the year	$67.1	$68.6
Amount included in Other current liabilities(1)	$18.2	$19.1
Amount included in Other non-current liabilities	$48.9	$49.5
(1)This amount represents the benefit obligation due to participants who are eligible to retire and whose benefit payments could commence within one year of the respective balance sheet date.
The following weighted average assumptions were used to measure the SERP obligation:

	Year Ended December 31,
	2021	2020
Discount rate	2.05%	1.49%
Salary increases	4.00%	4.00%
Lump-sum interest rate	2.75%	2.25%

The increases in the discount rate and lump-sum interest rate for the year ended December 31, 2021, as compared to the same period in 2020, resulted in a decrease in the projected benefit obligation of $1.3 million and $4.0 million, respectively, at December 31, 2021.

F-29	United Therapeutics, a public benefit corporation

The components of net periodic pension cost recognized in our consolidated statements of operations consisted of the following (in millions):

	Year Ended December 31,
	2021	2020	2019
Service cost	$3.4	$2.8	$2.2
Interest cost	0.9	1.3	1.4
Amortization of prior service cost	0.7	1.3	1.5
Amortization of net actuarial gain	—	—	(2.2)
Settlement	—	—	(1.9)
Total	$5.0	$5.4	$1.0
The service cost component is reported within operating expenses and the other components are reported in other income, net in our consolidated statements of operations.
Amounts related to the SERP that have been recognized in other comprehensive (loss) income are as follows (in millions):

	Year Ended December 31,
	2021	2020	2019
Net actuarial gain (loss)	$5.8	$(8.4)	$(12.9)
Prior service cost	0.7	1.3	1.5
Settlement	—	—	(1.9)
Total recognized in other comprehensive (loss) income	6.5	(7.1)	(13.3)
Tax (expense) benefit	(0.3)	0.4	1.0
Total, net of tax	$6.2	$(6.7)	$(12.3)
The table below presents amounts related to the SERP included in accumulated other comprehensive loss that have not yet been recognized as a component of net periodic pension cost in our consolidated statements of operations (in millions):

	Year Ended December 31,
	2021	2020	2019
Net actuarial (gain) loss	$(2.0)	$3.8	$(4.5)
Prior service cost	1.3	2.0	3.3
Total included in accumulated other comprehensive loss	(0.7)	5.8	(1.2)
Tax expense	1.2	0.9	1.2
Total, net of tax	$0.5	$6.7	$—
The accumulated benefit obligation, a measure that does not consider future increases in participants’ salaries, was $59.1 million and $58.7 million at December 31, 2021 and 2020, respectively.
Future estimated benefit payments, based on current assumptions, including election of lump-sum distributions and expected future service, are as follows (in millions):

Year Ended December 31,
2022	$18.2
2023	6.3
2024	16.5
2025	6.8
2026	—
Thereafter	38.9
Total	$86.7
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

2021 Annual Report	F-30

12. Commitments and Contingencies
Leases
We lease facilities and equipment under operating lease arrangements that have terms expiring at various dates through 2031. Certain lease arrangements include renewal options and escalation clauses. In addition, various lease agreements to which we are party require that we comply with certain customary covenants throughout the term of these leases. If we are unable to comply with these covenants and cannot reach a satisfactory resolution in the event of noncompliance, these agreements could terminate.
Future minimum lease payments under non-cancelable operating leases as of December 31, 2021, are as follows (in millions):

Year Ending December 31,
2022	$3.1
2023	2.7
2024	2.4
2025	1.7
2026	1.8
Thereafter	7.2
Total	$18.9
Total operating lease expense was $3.6 million, $3.5 million, and $4.9 million for the years ended December 31, 2021, 2020, and 2019, respectively. The amounts recorded in operating lease expense include short-term leases, which are immaterial.
In August 2021, we entered into a commercial supply agreement (Supply Agreement) with MannKind Corporation (MannKind), which was later amended in October 2021. Pursuant to the Supply Agreement, MannKind is responsible for manufacturing and supplying Tyvaso DPI to us on a cost-plus basis. Unless earlier terminated, the initial term of the Supply Agreement continues until December 31, 2031 and will thereafter be renewed automatically for additional, successive two-year terms unless either party provides notice of non-renewal. We determined that the Supply Agreement contains certain lease components and have elected the expedient to combine lease and non-lease components as a single lease component. All payment obligations are variable in nature and costs of $9.6 million were incurred during the year ended December 31, 2021.
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

Counterparty	Relevant Product	Our Financial Obligation
Supernus Pharmaceuticals, Inc.	Orenitram	Single-digit royalty on net product sales of Orenitram, through the second quarter of 2026
Lilly	Adcirca	Ten percent royalty on net sales, plus milestone payments of $325,000 for each $1,000,000 in net product sales
The Scripps Research Institute	Unituxin	One percent royalty on net product sales of Unituxin
DEKA Research & Development Corp.	Remunity Pump	Product fees and single-digit royalty on net product sales of the Remunity Pump and on net sales of Remodulin for use with the system; reimbursement of DEKA’s development and manufacturing costs
MannKind Corporation	Tyvaso DPI	Low double-digit royalty on net product sales of Tyvaso DPI and up to $50.0 million in developmental milestone payments (all of which have already been paid)
Arena	Ralinepag
Low double-digit, tiered royalty on net product sales of ralinepag (any route of administration); a one-time payment of $250.0 million upon FDA approval of an inhaled formulation of ralinepag to treat PAH; and a one-time payment of $150.0 million upon approval in certain non-U.S. jurisdictions of an oral version of ralinepag to treat any indication

F-31	United Therapeutics, a public benefit corporation

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
Net product sales, cost of product sales, and gross profit for each of our commercial products were as follows (in millions):

Year Ended December 31, 2021	Tyvaso(1)	Remodulin(1)	Orenitram	Unituxin	Adcirca	Total
Net product sales	$607.5	$513.7	$306.1	$202.3	$55.9	$1,685.5
Cost of product sales	26.8	37.9	19.7	14.2	23.9	122.5
Gross profit	$580.7	$475.8	$286.4	$188.1	$32.0	$1,563.0

Year Ended December 31, 2020
Net product sales	$483.3	$516.7	$293.1	$122.9	$67.3	$1,483.3
Cost of product sales	24.5	23.2	18.7	12.6	29.1	108.1
Gross profit	$458.8	$493.5	$274.4	$110.3	$38.2	$1,375.2

Year Ended December 31, 2019
Net product sales	$415.6	$587.0	$225.3	$113.7	$107.2	$1,448.8
Cost of product sales	19.6	21.1	15.0	15.7	46.2	117.6
Gross profit	$396.0	$565.9	$210.3	$98.0	$61.0	$1,331.2
(1)Net product sales and cost of product sales include sales of delivery devices for the respective product, including, with respect to Remodulin, the Remunity Pump.
Geographic revenues are determined based on the country in which our customers (distributors) are located. Total revenues from external customers by geographic area are as follows (in millions):

Year Ended December 31,	2021	2020	2019
United States	$1,564.2	$1,412.1	$1,323.2
Rest-of-World	121.3	71.2	125.6
Total	$1,685.5	$1,483.3	$1,448.8
We recorded revenue from three distributors in the United States that exceeded ten percent of total revenues. Revenue from these three distributors as a percentage of total revenues is as follows:

Year Ended December 31,	2021	2020	2019
Distributor 1	50%	55%	54%
Distributor 2	29%	28%	22%
Distributor 3	11%	8%	8%
Long-lived assets (property, plant, and equipment) located by geographic area are as follows (in millions):

Year Ended December 31,	2021	2020	2019
United States	$768.1	$717.3	$723.1
Rest-of-World	12.8	14.3	15.4
Total	$780.9	$731.6	$738.5

2021 Annual Report	F-32

14. Litigation
Sandoz Antitrust Litigation
On April 16, 2019, Sandoz Inc. (Sandoz) and its marketing partner RareGen, LLC (now known as Liquidia PAH, LLC, a subsidiary of Liquidia Corporation) (RareGen), filed a complaint in the U.S. District Court for the District of New Jersey against us and Smiths Medical ASD, Inc. (Smiths Medical), alleging that we and Smiths Medical engaged in anticompetitive conduct in connection with plaintiffs’ efforts to launch their generic version of Remodulin. In particular, the complaint alleges that we and Smiths Medical unlawfully impeded competition by entering into an agreement to produce CADD-MS®3 cartridges specifically for the delivery of subcutaneous Remodulin, without making these cartridges available for the delivery of Sandoz’s generic version of Remodulin. The parties completed expedited discovery in anticipation of a motion filed by the plaintiffs on October 4, 2019, seeking preliminary injunctive relief. We and Smiths Medical filed a motion to dismiss the complaint, and we filed our opposition to plaintiffs’ motion for a preliminary injunction on October 25, 2019. On January 29, 2020, the court issued a decision denying the request for preliminary injunction sought by Sandoz and RareGen. According to the court, “[Sandoz and RareGen] have not met their burden of demonstrating a reasonable probability of eventual success in the litigation.” The court also denied our and Smiths Medical’s motion to dismiss the entire action. Plaintiffs declined to appeal the court’s denial of their motion for preliminary injunction. On March 30, 2020, the plaintiffs filed an amended complaint to add a count alleging that we breached our earlier patent settlement agreement with Sandoz by refusing to grant Sandoz access to cartridges. The parties have substantially completed discovery, and Sandoz and United Therapeutics have briefed motions for summary judgment on a variety of issues. We are waiting for the court’s decision on these motions, and no trial date has been set. We do not anticipate a trial before mid-2022 at the earliest.
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
We believe that plaintiffs’ claims are meritless and intend to vigorously defend the litigation. However, due to the uncertainty inherent in any litigation, we cannot guarantee that an adverse outcome will not result. Any litigation of this nature could involve substantial cost, and an adverse outcome could result in substantial monetary damages and/or injunctive relief adverse to our business. We currently are not able to reasonably estimate a range of potential losses due to the early stage of the litigation and the inherent unpredictability of any outcome at trial.
Litigation with Liquidia Technologies, Inc.
On March 30, 2020, Liquidia Technologies, Inc. (Liquidia) filed two petitions for inter partes review (IPR) with the Patent Trial and Appeal Board (PTAB) of the U.S. Patent and Trademark Office (USPTO). In its petitions, Liquidia seeks to invalidate U.S. Patent Nos. 9,604,901 (the ’901 patent) and 9,593,066 (the ’066 patent), both of which relate to a method of making treprostinil, the active pharmaceutical ingredient in Tyvaso, Tyvaso DPI, Remodulin, and Orenitram. These patents were issued in March 2017 and are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations publication, also known as the Orange Book, for Tyvaso, Remodulin, and Orenitram. In July 2020, we filed preliminary responses to the petitions. On October 13, 2020, the PTAB declined to institute IPR proceedings on the ’066 patent because Liquidia failed to establish a reasonable likelihood of prevailing on any claim relating to the ’066 patent. Also on October 13, 2020, the PTAB instituted IPR proceedings on the ’901 patent. We received a final written decision from the PTAB on October 8, 2021. The final written decision found that Liquidia had proven the invalidity of seven of the claims of the ‘901 patent, but failed to prove the invalidity of two other claims. Each party has the right to appeal this decision, and no cancelation of claims takes effect until resolution of any appeals. The PTAB is currently addressing post-decision issues, and the time for appeal has not yet commenced.
In January 2020, Liquidia submitted an NDA to the FDA for approval of Yutrepia, a dry powder inhalation formulation of treprostinil, to treat PAH. This NDA was submitted under the 505(b)(2) regulatory pathway with Tyvaso as the reference listed drug. In November 2021, the FDA granted tentative approval for Liquidia’s NDA.
In April 2020, we received a Paragraph IV Certification Notice Letter (Notice Letter) from Liquidia, stating that it intends to market Yutrepia before the expiration of all patents listed in the Orange Book for Tyvaso. The Notice Letter states that Liquidia’s NDA for Yutrepia contains a Paragraph IV certification alleging that these patents are not valid, not enforceable, and/or will not be infringed by the commercial manufacture, use or sale of Yutrepia.
On June 4, 2020, we filed a lawsuit in the U.S. District Court for the District of Delaware against Liquidia for infringement of the ’901 patent and the ’066 patent, both of which expire in December 2028. We filed our lawsuit within 45 days of receipt of notice from Liquidia of its NDA filing. As a result, under the Hatch-Waxman Act, the FDA is precluded by regulation from approving Liquidia’s NDA for up to 30 months or until the resolution of the litigation, whichever occurs first. On July 16, 2020, Liquidia filed an answer to our complaint that included counterclaims alleging, among other things, that the patents at issue in the litigation are not valid and will not be infringed by the commercial manufacture, use or sale of Yutrepia.

F-33	United Therapeutics, a public benefit corporation

On July 21, 2020, the USPTO issued a new patent to us related to Tyvaso. The new patent, U.S. Patent No. 10,716,793 (the ’793 patent), expires May 14, 2027, and is listed in the Orange Book for Tyvaso. On July 22, 2020, we filed an amended complaint against Liquidia to include a claim for infringement of the ’793 patent. The ’793 patent relates to a method of administering treprostinil via inhalation and includes claims covering the dosing regimen used to administer Tyvaso. On August 5, 2020, Liquidia filed an answer to our amended complaint that repeated its defenses and counterclaims and added new defenses and counterclaims related to the ’793 patent. On August 26, 2020, we filed a motion to dismiss Liquidia’s invalidity defenses with respect to the ’793 patent based on assignor estoppel. The court denied our motion, finding that it is too early in the case to conclusively resolve the issue given the fact-intensive inquiry that is necessary. We can continue to assert an assignor estoppel defense and raise it for resolution later in the case, whether at trial or in a dispositive pre-trial motion. On December 28, 2021, we filed a stipulation that the ’901 patent is not infringed by Liquidia based on the court’s claim construction ruling. That stipulation is subject to our right to appeal the court’s claim construction at the appropriate time. On January 7, 2022, Liquidia filed a motion for summary judgment arguing that the ’901 and ’066 patents are invalid based on collateral estoppel in view of an earlier decision invalidating a related patent, U.S. Patent No. 8,497,393. The parties are currently briefing that motion, and no hearing date has been set. The case is set for trial commencing on March 28, 2022.
On January 7, 2021, Liquidia filed another petition for IPR with the PTAB. In its petition, Liquidia seeks to invalidate the ’793 patent. On August 11, 2021, the PTAB issued a decision instituting review. The parties are currently submitting evidence and argument according to the case schedule, and the PTAB’s deadline to issue a final written decision regarding the ’793 patent will be in August 2022. Any appeals of the PTAB’s final written decision would delay any final outcome.
On June 4, 2021, we filed a motion in the District of Delaware patent case to file an amended complaint adding trade secret misappropriation claims against Liquidia and a former Liquidia employee, Dr. Robert Roscigno. The court denied the motion based on a finding that adding the additional claims would impact the case schedule. Thus, we filed those claims as a separate case against Liquidia and Robert Roscigno in North Carolina state court. Liquidia and Roscigno removed those claims to the U.S. District Court for the Middle District of North Carolina. The parties are currently briefing whether the case should be litigated in state or federal court.
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
On October 15, 2021, we filed a motion for judgment on the pleadings, seeking to dismiss plaintiffs’ claims in this litigation. On that same day, plaintiffs filed an amended complaint (the Amended Complaint) that includes state antitrust claims based on alleged facts similar to those raised by Sandoz and RareGen in the matter described above. The Amended Complaint added MSP Recovery Claims Series 44, LLC as a plaintiff and Smiths Medical ASD and CVC as defendants. As a result of the Amended Complaint, the court ruled that our motion for judgment on the pleadings was moot. On December 15, 2021, we filed a motion to dismiss all of Plaintiffs’ claims in the Amended Complaint, including the new antitrust claims. The motion to dismiss remains pending. The court has set a case schedule with trial commencing in June 2024.
We intend to vigorously defend against this lawsuit.

2021 Annual Report	F-34

Patent Litigation with ANI Pharmaceuticals, Inc.
In February 2021, we received a Paragraph IV certification notice letter from ANI indicating that ANI submitted an abbreviated new drug application (ANDA) to the FDA to market a generic version of Orenitram before the expiration of the following patents:

U.S. Patent No.	Expiration Date
8,252,839	May 2024
9,050,311	May 2024
9,278,901	May 2024
7,544,713	July 2024
7,417,070	July 2026
8,497,393	December 2028
9,604,901	December 2028
9,592,066	December 2028
8,747,897	October 2029
8,410,169	February 2030
8,349,892	January 2031
ANI’s notice letter states that the ANDA contains a Paragraph IV certification alleging that these patents are not valid, not enforceable, and/or will not be infringed by the commercial manufacture, use or sale of the proposed product described in ANI’s ANDA submission. We responded to the ANI notice letter by filing a lawsuit against ANI on April 1, 2021 in the U.S. District Court for the District of Delaware alleging infringement of each of the patents noted above. Under the Hatch-Waxman Act, the FDA is automatically precluded from approving ANI’s ANDA for up to 30 months from receipt of ANI’s notice letter or until the entry by a U.S. District Court of a final judgment that is adverse to us on all patents that form the basis of the stay, whichever occurs first. The court has set a schedule for the case with trial set to start on May 8, 2023, and the parties are currently engaged in discovery and addressing claim construction.
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
On June 23, 2021, we commenced litigation against HRSA and HHS in the U.S. District Court for the District of Columbia seeking to vindicate the lawfulness of our 340B program contract pharmacy policies. Despite the litigation, on September 22, 2021, HRSA sent to us, along with the other manufacturers challenging HRSA’s 340B interpretation, letters stating that HRSA is referring “this issue to the HHS Office of the Inspector General (OIG)” for potential enforcement action. We have not received any communication from the OIG regarding our 340B contract pharmacy policy. Meanwhile, the parties submitted and fully briefed

F-35	United Therapeutics, a public benefit corporation

cross-motions for summary judgment, and the court heard oral argument on those motions, and also similar motions in a related case involving Novartis, on October 12, 2021. On November 5, 2021, the court granted our motion for summary judgment in part, and issued a decision holding that the HRSA letters threatening enforcement action “contain legal reasoning that rests upon an erroneous reading of Section 340B.” The court explained that “[t]he statute’s plain language, purpose, and structure do not prohibit drug manufacturers from attaching any conditions to the sales of covered drugs through contract pharmacies. Nor do they permit all conditions. Accordingly, any future enforcement action must rest on a new statutory provision, a new legislative rule, or a well-developed legal theory that Section 340B precludes the specific conditions at issue here.” HRSA and HSS appealed to the U.S. Court of Appeals for the District of Columbia Circuit on December 28, 2021, and the appeal is pending.
Litigation involving other manufacturers is also moving forward in parallel with our case, and decisions issued in those cases have reached different conclusions regarding HRSA’s and HHS’s interpretation of the 340B statute.
We intend to vigorously defend our 340B program contract pharmacy policies.
15. Arena License Agreement
On November 15, 2018, we entered into an exclusive license agreement with Arena related to ralinepag, a next-generation, oral, selective, and potent prostacyclin receptor agonist being developed for treatment of PAH. On January 24, 2019, in connection with the closing of the transactions contemplated by the license agreement: (1) Arena granted to us perpetual, irrevocable, and exclusive rights throughout the universe to develop, manufacture, and commercialize ralinepag; (2) Arena transferred to us certain other assets related to ralinepag, including, among others, related domain names and trademarks, permits, certain contracts, inventory, regulatory documentation, Investigational New Drug (IND) Application No. 109021 (related to ralinepag), and nonclinical, preclinical, and clinical trial data; (3) we assumed certain limited liabilities from Arena, including, among others, all obligations arising after the closing under the assumed contracts and the IND described above; and (4) we paid Arena an upfront payment of $800.0 million, which was expensed as acquired in-process research and development and included within research and development expenses in our consolidated statements of operations in the first quarter of 2019. We will also pay Arena: (1) a one-time payment of $250.0 million for the first, if any, marketing approval we receive in the United States for an inhaled version of ralinepag to treat PAH; (2) a one-time payment of $150.0 million for the first, if any, marketing approval we receive in any of Japan, France, Italy, the United Kingdom, Spain, or Germany for an oral version of ralinepag to treat any indication; and (3) low double-digit, tiered royalties on net sales of any pharmaceutical product containing ralinepag as an active ingredient, subject to certain adjustments for third-party license payments.
16. Priority Review Voucher
On December 28, 2020, we entered into an agreement to acquire a rare pediatric disease priority review voucher for $105.0 million. On January 21, 2021, we closed the transaction and expensed the $105.0 million within research and development in our consolidated statements of operations for the year ended December 31, 2021. We redeemed the voucher in connection with our submission of the NDA for Tyvaso DPI in April 2021.

2021 Annual Report	F-36

Schedule II—Valuation and Qualifying Accounts
Years Ended December 31, 2021, 2020, and 2019
(In millions)

	Valuation Allowance on Deferred Tax Assets
	Balance at Beginning of Year	Additions Charged to Expense	Other Additions	Deductions	Balance at End of Year
Year Ended December 31, 2021(1)	$35.5	$4.4	$—	$(28.4)	$11.5
Year Ended December 31, 2020(2)	$36.6	$—	$3.0	$(4.1)	$35.5
Year Ended December 31, 2019(3)	$42.6	$1.9	$0.9	$(8.8)	$36.6
(1)Deductions relate to changes in capital investments and our investment in a foreign entity.
(2)Other Additions relate to changes in our investment in a foreign entity. Deductions relate primarily to changes in capital investments and state net operating losses.
(3)Other Additions relate to changes in our investment in a foreign entity. Deductions relate to changes in capital investments and the acquisition of a foreign entity.

	Inventory Reserves
	Balance at Beginning of Year	Additions Charged to Expense	Deductions	Balance at End of Year
Year Ended December 31, 2021	$16.8	$10.0	$(11.1)	$15.7
Year Ended December 31, 2020	$20.9	$7.7	$(11.8)	$16.8
Year Ended December 31, 2019	$26.0	$8.4	$(13.5)	$20.9

F-37	United Therapeutics, a public benefit corporation

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with participation of our Chairperson and Chief Executive Officer and Chief Financial Officer and Treasurer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2021. Based on that evaluation, our Chairperson and Chief Executive Officer and Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures were effective as of December 31, 2021.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, our management concluded that, as of December 31, 2021, our internal control over financial reporting was effective.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Item 9B. Other Information
None.

2021 Annual Report	60

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers, and Corporate Governance
Information as to the individuals serving on our board of directors is set forth below under the heading Board of Directors. Additional information required by Item 10 regarding nominees and directors appearing under Proposal No. 1: Election of Directors in our definitive proxy statement for our 2022 annual meeting of shareholders currently scheduled for June 27, 2022 (the 2022 Proxy Statement) is hereby incorporated herein by reference. Information regarding our executive officers appears in Item 1 of this Report under the heading Information about our Executive Officers. Information regarding our Audit Committee and our Audit Committee’s financial expert appearing under the heading Committees of our Board of Directors—Audit Committee in our 2022 Proxy Statement is hereby incorporated herein by reference.
Information appearing under the heading Delinquent Section 16(a) Reports in our 2022 Proxy Statement is hereby incorporated herein by reference.
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
Board of Directors
Christopher Causey, M.B.A.
Former Consultant and Healthcare Executive
Raymond Dwek, C.B.E., F.R.S.
Emeritus Director Oxford Glycobiology Institute, Oxford University
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
President, Quinnipiac University
Christopher Patusky, J.D., M.G.A.
Founding Principal, Patusky Associates, LLC

61	United Therapeutics, a public benefit corporation

Martine Rothblatt, Ph.D., J.D., M.B.A.
Chairperson and Chief Executive Officer of United Therapeutics
Louis Sullivan, M.D.
Former Secretary, U.S. Department of Health and Human Services
Tommy Thompson, J.D.
Interim President, University of Wisconsin System; Former Secretary, U.S. Department of Health and Human Services

2021 Annual Report	62

Item 11. Executive Compensation
Information concerning executive compensation required by Item 11 will appear under the headings Director Compensation, Compensation Discussion and Analysis, and Executive Compensation Data in our 2022 Proxy Statement and is incorporated herein by reference.
Information concerning the Compensation Committee required by Item 11 will appear under the heading Compensation Committee Report in our 2022 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information regarding beneficial ownership of our common stock required by Item 12 will appear under Beneficial Ownership of Common Stock in our 2022 Proxy Statement and is incorporated herein by reference.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table presents information as of December 31, 2021, regarding our securities authorized for issuance under equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options and RSUs (a)(3)	Weighted average exercise price of outstanding options (b)(4)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(5)
Equity compensation plan approved by security holders(1)	7,701,852	$126.73	5,964,775
Equity compensation plan not approved by security holders(2)	6,665	—	75,768
Total	7,708,517	$126.73	6,040,543
(1)All outstanding stock options were issued under our two equity incentive plans approved by security holders in 1999 and 2015. The majority of outstanding RSUs were issued under the 2015 Plan. In addition, our employees have outstanding rights to purchase our common stock at a discount as part of our ESPP, which was approved by security holders in 2011. No further awards will be issued under the 1999 Plan. Information regarding these plans is contained in Note 8—Share-Based Compensation to our consolidated financial statements.
(2)We have one equity incentive plan, the 2019 Inducement Stock Incentive Plan, that has not been approved by our shareholders, as permitted by the Nasdaq Stock Market rules. The 2019 Inducement Plan was approved by our Board of Directors in February 2019 and provides for the issuance of up to 99,000 shares of our common stock in the aggregate under awards granted to newly-hired employees. Currently, we grant only RSUs to newly-hired employees under the 2019 Inducement Plan. Information regarding this plan is contained in Note 8—Share-Based Compensation to our consolidated financial statements.
(3)Column (a) includes 7,317,978 shares of our common stock issuable upon the exercise of outstanding stock options issued under the 1999 and 2015 Plan; 383,874 shares issuable upon the vesting of outstanding RSUs issued under the 2015 Plan; and 6,665 shares issuable upon the vesting of outstanding RSUs issued under the 2019 Inducement Plan. The 2015 Plan and 2019 Inducement Plan use a share counting formula for determining the number of shares available for issuance under the plans. In accordance with this formula, each option issued under the 2015 Plan counts as one share, while each RSU issued under the 2015 Plan and the 2019 Inducement Plan counts as 1.35 shares and 2.14 shares, respectively. The number under column (a) represents the actual number of shares issuable under our outstanding awards without giving effect to the share counting formula.
(4)Column (b) represents the weighted average exercise price of the outstanding stock options only. The outstanding RSUs are not included in this calculation because they do not have an exercise price.
(5)Column (c) includes 2,581,300, 3,383,475, and 75,768 of shares available for future issuance under the ESPP, the 2015 Plan, and the 2019 Inducement Plan, respectively. Under the ESPP, employees may purchase shares based upon a six-month offering period at an amount equal to the lesser of (1) 85 percent of the closing market price of the Common Stock on the first day of the offering period; or (2) 85 percent of the closing market price of the Common Stock on the last day of the offering period. Refer to Note 8—Share-Based Compensation—Employee Stock Purchase Plan for more information. The number under column (c) assumes that all 390,539 outstanding RSUs included in column (a) vest. Each RSU is only counted as one share in column (a) because only one share is issuable upon vesting. However, if any RSU does not vest, the number of shares available for future issuance will increase by 1.35 and 2.14, under the 2015 Plan and 2019 Inducement Plan, respectively, because of the share counting formula described in note (3) above.

63	United Therapeutics, a public benefit corporation

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information concerning related party transactions and director independence required by Item 13 will appear under the headings Other Matters—Certain Relationships and Related Party Transactions, Our Corporate Governance—Board of Directors and Nominees—Director Independence, and Our Corporate Governance—Board Structure—Committees of Our Board of Directors in our 2022 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Information required by Item 14 concerning the principal accounting fees paid by the Registrant and the Audit Committee’s pre-approval policies and procedures, will appear under the heading Audit Matters in our 2022 Proxy Statement and is incorporated herein by reference.
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

3.1	Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed October 1, 2021.

2021 Annual Report	64

Part IV

3.2	Ninth Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8‑K filed February 5, 2021.
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2***	Description of Securities Registered under Section 12 of the Exchange Act.
10.1
Form of Indemnification Agreement between the Registrant and each of its Directors and Executive Officers, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed October 1, 2021.

10.2**
Amended and Restated Executive Employment Agreement dated as of January 1, 2009, between the Registrant and Martine Rothblatt, incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2009.

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

65	United Therapeutics, a public benefit corporation

Exhibit No.	Description
10.21**	United Therapeutics Corporation Share Tracking Awards Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2008.
10.22**	First Amendment to the United Therapeutics Corporation Share Tracking Awards Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8‑K filed on September 18, 2009.
10.23**	Second Amendment to the United Therapeutics Corporation Share Tracking Awards Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8‑K filed on February 6, 2012.
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

10.37**	United Therapeutics Corporation Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2012.
10.38**	United Therapeutics Corporation Amended and Restated 2015 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed June 25, 2021.
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

2021 Annual Report	66

Part IV

Exhibit No.	Description
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

10.57+***
Ninth Amendment to Wholesale Product Purchase Agreement, dated as of October 6, 2021, by and between Priority Healthcare Distribution, Inc., doing business as CuraScript SD Specialty Distribution, and the Registrant.

67	United Therapeutics, a public benefit corporation

Exhibit No.	Description
10.58
Specialty Pharmacy Network Agreement, dated as of January 1, 2018, between the Registrant and Accredo Health Group, Inc., incorporated by reference to Exhibit 10.52 to the Registrant’s Quarterly Report on Form 10-K for the year ended December 31, 2017.

10.59
Credit Agreement, dated as of June 27, 2018, among the Registrant, certain of its subsidiaries party thereto, as guarantors, the lenders referred to therein and Wells Fargo Bank, National Association, as administrative agent and swingline lender, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 28, 2018.

10.60
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

10.62
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
101***
The following financial information from our Annual Report on Form 10‑K for the year ended December 31, 2021, filed with the SEC on February 24, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) our Consolidated Balance Sheets as of December 31, 2021 and 2020, (2) our Consolidated Statements of Operations for each of three years in the period ended December 31, 2021, (3) our Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2021, (4) our Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2021, (5) our Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2021, and (6) the Notes to our Consolidated Financial Statements.

104***	Cover Page Interactive Data File (embedded within the iXBRL document)
+   Certain identified information has been omitted from this exhibit because it is both (1) not material and (2i) would be competitively harmful if publicly disclosed.
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

2021 Annual Report	68

Part IV
Item 16. Form 10-K Summary
None.
Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

UNITED THERAPEUTICS CORPORATION

	By:	/s/ MARTINE ROTHBLATT
February 24, 2022		Martine Rothblatt, Ph.D. Chairperson and Chief Executive Officer

69	United Therapeutics, a public benefit corporation

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ MARTINE ROTHBLATT	Chairperson, Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2022
Martine Rothblatt

/s/ JAMES C. EDGEMOND	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 24, 2022
James C. Edgemond

/s/ CHRISTOPHER CAUSEY	Director	February 24, 2022
Christopher Causey

/s/ RAYMOND DWEK	Director	February 24, 2022
Raymond Dwek

/s/ RICHARD GILTNER	Director	February 24, 2022
Richard Giltner

/s/ KATHERINE KLEIN	Director	February 24, 2022
Katherine Klein

/s/ RAYMOND KURZWEIL	Director	February 24, 2022
Raymond Kurzweil

/s/ LINDA MAXWELL	Director	February 24, 2022
Linda Maxwell

/s/ NILDA MESA	Director	February 24, 2022
Nilda Mesa

/s/ JUDY D. OLIAN	Director	February 24, 2022
Judy D. Olian

/s/ CHRISTOPHER PATUSKY	Director	February 24, 2022
Christopher Patusky

/s/ LOUIS W. SULLIVAN	Director	February 24, 2022
Louis W. Sullivan

/s/ TOMMY G. THOMPSON	Director	February 24, 2022
Tommy Thompson

2021 Annual Report	70