Form 10-Q
period 2022-03-31
UNITED THERAPEUTICS Corp
filed 2022-05-04
CIK 1082554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2022
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☒
The number of shares outstanding of the issuer’s common stock, par value $.01 per share, as of April 27, 2022 was 45,299,512.

2	United Therapeutics, a public benefit corporation

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Consolidated Balance Sheets
(In millions, except share data)

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$813.3	$894.8
Marketable investments	1,454.4	1,035.9
Accounts receivable, no allowance for 2022 and 2021	170.5	198.7
Inventories, net	88.2	93.8
Other current assets	60.2	100.4
Total current assets	2,586.6	2,323.6
Marketable investments	1,559.1	1,649.9
Goodwill and other intangible assets, net	44.6	44.6
Property, plant, and equipment, net	784.4	780.9
Deferred tax assets, net	271.8	261.9
Other non-current assets	113.3	108.2
Total assets	$5,359.8	$5,169.1
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$166.4	$174.6
Share tracking awards plan	65.4	102.4
Other current liabilities	60.8	28.4
Total current liabilities	292.6	305.4
Line of credit	800.0	800.0
Other non-current liabilities	90.9	104.8
Total liabilities	1,183.5	1,210.2
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01, 10,000,000 shares authorized, no shares issued	—	—
Common stock, par value $.01, 245,000,000 shares authorized, 71,906,684 and 71,727,021 shares issued, and 45,287,468 and 45,107,805 shares outstanding at March 31, 2022 and December 31, 2021, respectively	0.7	0.7
Additional paid-in capital	2,254.2	2,245.4
Accumulated other comprehensive loss	(54.3)	(23.0)
Treasury stock, 26,619,216 shares at March 31, 2022 and December 31, 2021	(2,579.2)	(2,579.2)
Retained earnings	4,554.9	4,315.0
Total stockholders’ equity	4,176.3	3,958.9
Total liabilities and stockholders’ equity	$5,359.8	$5,169.1

See accompanying notes to consolidated financial statements.

Quarterly Report	3

Part I. Financial Information
Consolidated Statements of Operations
(In millions, except per share data)

	Three Months Ended March 31,
	2022	2021
	(Unaudited)
Revenues:
Net product sales	$451.9	$379.1
Other	10.0	—
Total revenues	461.9	379.1
Operating expenses:
Cost of product sales	25.9	23.0
Research and development	69.0	303.7
Selling, general, and administrative	79.0	117.2
Total operating expenses	173.9	443.9
Operating income (loss)	288.0	(64.8)
Interest income	4.3	4.7
Interest expense	(4.7)	(4.6)
Other income, net	22.8	97.2
Impairment of investment in privately-held company	(1.7)	—
Total other income, net	20.7	97.3
Income before income taxes	308.7	32.5
Income tax expense	(68.8)	(4.2)
Net income	$239.9	$28.3
Net income per common share:
Basic	$5.31	$0.63
Diluted	$5.03	$0.61
Weighted average number of common shares outstanding:
Basic	45.2	44.6
Diluted	47.7	46.4

See accompanying notes to consolidated financial statements.

4	United Therapeutics, a public benefit corporation

Part I. Financial Information
Consolidated Statements of Comprehensive Income
(In millions)

	Three Months Ended March 31,
	2022	2021
	(Unaudited)
Net income	$239.9	$28.3
Other comprehensive loss:
Defined benefit pension plan:
Actuarial gain arising during period, net of tax	0.2	0.2
Amortization of prior service cost included in net periodic pension cost, net of tax	0.1	0.1
Total defined benefit pension plan, net of tax	0.3	0.3
Unrealized loss on available-for-sale securities, net of tax	(31.6)	(2.9)
Other comprehensive loss, net of tax	(31.3)	(2.6)
Comprehensive income	$208.6	$25.7

See accompanying notes to consolidated financial statements.

Quarterly Report	5

Part I. Financial Information
Consolidated Statements of Stockholders’ Equity
(In millions)

	Three Months Ended March 31, 2022
	(Unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2022	71.7	$0.7	$2,245.4	$(23.0)	$(2,579.2)	$4,315.0	$3,958.9
Net income	—	—	—	—	—	239.9	239.9
Unrealized losses on available-for-sale securities	—	—	—	(31.6)	—	—	(31.6)
Defined benefit pension plan	—	—	—	0.3	—	—	0.3
Shares issued under employee stock purchase plan	—	—	3.3	—	—	—	3.3
Restricted stock units (RSUs) withheld for taxes	—	—	(11.1)	—	—	—	(11.1)
Common stock issued for RSUs vested	0.1	—	—	—	—	—	—
Exercise of stock options	0.1	—	4.3	—	—	—	4.3
Share-based compensation	—	—	12.3	—	—	—	12.3
Balance, March 31, 2022	71.9	$0.7	$2,254.2	$(54.3)	$(2,579.2)	$4,554.9	$4,176.3

	Three Months Ended March 31, 2021
	(Unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2021	71.1	$0.7	$2,148.7	$(14.2)	$(2,579.2)	$3,839.2	$3,395.2
Net income	—	—	—	—	—	28.3	28.3
Unrealized losses on available-for-sale securities	—	—	—	(2.9)	—	—	(2.9)
Defined benefit pension plan	—	—	—	0.3	—	—	0.3
Shares issued under employee stock purchase plan	0.1	—	2.8	—	—	—	2.8
RSUs withheld for taxes	—	—	(10.2)	—	—	—	(10.2)
Common stock issued for RSUs vested	0.1	—	—	—	—	—	—
Exercise of stock options	0.1	—	17.5	—	—	—	17.5
Share-based compensation	—	—	14.4	—	—	—	14.4
Balance, March 31, 2021	71.4	$0.7	$2,173.2	$(16.8)	$(2,579.2)	$3,867.5	$3,445.4

See accompanying notes to consolidated financial statements.

6	United Therapeutics, a public benefit corporation

Part I. Financial Information
Consolidated Statements of Cash Flows
(In millions)

	Three Months Ended March 31,
	2022	2021
	(Unaudited)
Cash flows from operating activities:
Net income	$239.9	$28.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12.5	12.5
Share-based compensation (benefit) expense	(21.1)	40.1
Impairment of investment in privately-held company	1.7	—
Intangible asset impairment charges	—	113.4
Impairments of property, plant, and equipment	—	17.0
Realized gain on sale of equity securities	—	(91.9)
Other	(12.2)	(8.5)
Changes in operating assets and liabilities:
Accounts receivable	28.1	16.3
Inventories	5.7	(2.2)
Accounts payable and accrued expenses	(10.8)	(25.0)
Other assets and liabilities	44.9	(10.2)
Net cash provided by operating activities	288.7	89.8
Cash flows from investing activities:
Purchases of property, plant, and equipment	(13.5)	(10.6)
Purchases of available-for-sale investments	(477.6)	(559.0)
Maturities of available-for-sale investments	131.9	454.4
Sales of investments in equity securities	—	108.9
Net cash used in investing activities	(359.2)	(6.3)
Cash flows from financing activities:
Proceeds from line of credit	800.0	—
Repayment of line of credit	(800.0)	—
Payments of debt issuance costs	(7.5)	—
Proceeds from the exercise of stock options	4.3	17.5
Proceeds from the issuance of stock under employee stock purchase plan	3.3	2.8
RSUs withheld for taxes	(11.1)	(10.2)
Net cash (used in) provided by financing activities	(11.0)	10.1
Net (decrease) increase in cash and cash equivalents	$(81.5)	$93.6
Cash and cash equivalents, beginning of period	894.8	738.7
Cash and cash equivalents, end of period	$813.3	$832.3
Supplemental cash flow information:
Cash paid for interest	$4.1	$4.0
Cash paid (received) for income taxes	$0.4	$(1.6)
Non-cash investing and financing activities:
Non-cash additions to property, plant, and equipment	$6.2	$5.1

See accompanying notes to consolidated financial statements.

Quarterly Report	7

Part I. Financial Information
Notes to Consolidated Financial Statements
March 31, 2022 (Unaudited)
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
2. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all of the information required by U.S. generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the accompanying notes to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 24, 2022.
In our management’s opinion, the accompanying consolidated financial statements contain all adjustments, including normal, recurring adjustments, necessary to fairly present our financial position as of March 31, 2022 and December 31, 2021, and our statements of operations, comprehensive income, stockholders’ equity, and cash flows for the three-month periods ended March 31, 2022 and 2021. Interim results are not necessarily indicative of results for an entire year.
Recently Issued Accounting Standards
Accounting Standards Adopted During the Period
None.
Accounting Standards Not Yet Adopted
None.
3. Investments
Marketable Investments
Available-for-Sale Debt Securities
Available-for-sale debt securities are recorded at fair value, with the portion of the unrealized gains and losses that are not credit-related included as a component of accumulated other comprehensive loss in stockholders’ equity, until realized. Available-for-sale debt securities consisted of the following (in millions):

As of March 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency securities	$2,445.7	$0.4	$(38.3)	$2,407.8
Corporate debt securities	547.3	0.1	(10.4)	537.0
Total	$2,993.0	$0.5	$(48.7)	$2,944.8

8	United Therapeutics, a public benefit corporation

Part I. Financial Information

Reported under the following captions in our consolidated balance sheets:
Cash and cash equivalents	$27.4
Current marketable investments	1,358.3
Non-current marketable investments	1,559.1
Total	$2,944.8

As of December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency securities	$2,178.9	$2.0	$(7.3)	$2,173.6
Corporate debt securities	482.5	0.6	(2.0)	481.1
Total	$2,661.4	$2.6	$(9.3)	$2,654.7

Reported under the following captions in our consolidated balance sheets:
Cash and cash equivalents	$39.3
Current marketable investments	965.5
Non-current marketable investments	1,649.9
Total	$2,654.7

The following tables present gross unrealized losses and fair value for those available-for-sale debt securities that were in an unrealized loss position as of March 31, 2022 and December 31, 2021, aggregated by investment category and length of time that the individual securities have been in a continuous loss position (in millions):

	Less than 12 months		12 months or longer		Total
As of March 31, 2022	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency securities	$2,103.6	$(37.3)	$42.5	$(1.0)	$2,146.1	$(38.3)
Corporate debt securities	465.7	(10.4)	1.9	—	467.6	(10.4)
Total	$2,569.3	$(47.7)	$44.4	$(1.0)	$2,613.7	$(48.7)

	Less than 12 months		12 months or longer		Total
As of December 31, 2021	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency securities	$1,729.9	$(7.3)	$—	$—	$1,729.9	$(7.3)
Corporate debt securities	352.3	(2.0)	—	—	352.3	(2.0)
Total	$2,082.2	$(9.3)	$—	$—	$2,082.2	$(9.3)

At March 31, 2022 and December 31, 2021, we held 318 and 251 available-for-sale investment securities, respectively, that were in an unrealized loss position. In assessing whether the decline in fair value at March 31, 2022 of any of these securities resulted from a credit loss, we reviewed the credit ratings for each security and consulted with the investment managers regarding the ability to hold the security until maturity. We believe that these unrealized losses are a direct result of the current interest rate environment and do not represent an indication of credit loss. We do not intend to sell the investments in unrealized loss positions and it is not more likely than not that we will be required to sell these investments before recovery of their amortized cost basis. There were no impairments for the three months ended March 31, 2022.

The following table summarizes the contractual maturities of available-for-sale debt securities (in millions). Actual maturities may differ from contractual maturities because the issuers of certain of these debt securities have the right to call the securities or prepay their obligations under the securities with or without penalties.

	As of March 31, 2022
	Amortized Cost	Fair Value
Due within one year	$1,392.2	$1,385.7
Due in one to three years	1,600.8	1,559.1
Total	$2,993.0	$2,944.8

Quarterly Report	9

Part I. Financial Information
Investments in Equity Securities with Readily Determinable Fair Values
We held investments in equity securities with readily determinable fair values of $96.1 million and $70.4 million as of March 31, 2022 and December 31, 2021, respectively, which are included in current marketable investments in our consolidated balance sheets. Changes in the fair value of publicly-traded equity securities are recorded in our consolidated statements of operations within other income, net. Refer to Note 4—Fair Value Measurements.
During the first quarter of 2021, we sold our investment in a publicly-traded company. We received $108.9 million in cash from the sale of the investment and realized a gain of $91.9 million. The gain was recorded within other income, net in our consolidated statements of operations for the three months ended March 31, 2021.
Investments in Privately-Held Companies
As of March 31, 2022 and December 31, 2021, we maintained non-controlling equity investments in privately-held companies of $29.4 million and $31.1 million, respectively, in the aggregate. We measure these investments using the measurement alternative because the fair values of these investments are not readily determinable. Under this alternative, the investments are measured at cost, less any impairment, and adjusted for any observable price changes. We include our investments in privately-held companies within other non-current assets in our consolidated balance sheets. These investments are subject to a periodic impairment review and, if impaired, the investment is measured and recorded at fair value in accordance with ASC 820, Fair Value Measurements.
During the first quarter of 2022, we identified an indicator of impairment for one of these companies. We evaluated this investment for impairment and recognized an impairment charge of $1.7 million. This impairment charge was recorded within impairment of investment in privately-held company in our consolidated statements of operations for the three months ended March 31, 2022.
Variable Interest Entity
Unconsolidated Variable Interest Entity
In November 2019, we entered into a supply agreement with an affiliate of DEKA Research & Development Corporation (DEKA) to manufacture and supply the Remunity® Pump to us. Under the terms of the supply agreement, we reimburse all of the affiliate’s costs to manufacture and supply the Remunity Pump. We determined that the affiliate is a variable interest entity as we are currently the only customer of the affiliate and the affiliate currently relies on our reimbursement of its costs to sustain its operations. We have determined we are not the primary beneficiary of the affiliate as we do not have the power to direct or control its significant activities related to the manufacturing of medical devices. Accordingly, we have not consolidated the affiliate’s results of operations and financial position with ours. As of March 31, 2022 and December 31, 2021, our consolidated balance sheets included $9.8 million and $10.6 million of assets, respectively, related to the supply agreement. As of March 31, 2022 and December 31, 2021, our consolidated balance sheets included a $1.7 million and $2.0 million liability, respectively, for our obligation to reimburse costs related to the supply agreement. While the terms of the supply agreement expose us to various future risks of loss given our responsibility to reimburse all costs incurred by the affiliate to manufacture and supply the Remunity Pump, we believe that our maximum exposure to loss as of March 31, 2022 as a result of our involvement with the affiliate is $9.8 million, the amount of assets related to the supply agreement noted above.
4. Fair Value Measurements
We account for certain assets and liabilities at fair value and classify these assets and liabilities within the fair value hierarchy (Level 1, Level 2, or Level 3). Our other current assets and other current liabilities have fair values that approximate their carrying values.

10	United Therapeutics, a public benefit corporation

Part I. Financial Information
Assets and liabilities subject to fair value measurements are as follows (in millions):

	As of March 31, 2022
	Level 1	Level 2	Level 3	Balance
Assets
Money market funds(1)	$348.8	$—	$—	$348.8
Time deposits(1)	100.0	—	—	100.0
U.S. government and agency securities(2)	—	2,407.8	—	2,407.8
Corporate debt securities(2)	—	537.0	—	537.0
Equity securities(3)	96.1	—	—	96.1
Contingent consideration(4)	—	—	1.1	1.1
Total assets	$544.9	$2,944.8	$1.1	$3,490.8
Liabilities
Contingent consideration(5)	—	—	20.8	20.8
Total liabilities	$—	$—	$20.8	$20.8

	As of December 31, 2021
	Level 1	Level 2	Level 3	Balance
Assets
Money market funds(1)	$516.7	$—	$—	$516.7
U.S. government and agency securities(2)	—	2,173.6	—	2,173.6
Corporate debt securities(2)	—	481.1	—	481.1
Equity securities(3)	70.4	—	—	70.4
Contingent consideration(4)	—	—	1.2	1.2
Total assets	$587.1	$2,654.7	$1.2	$3,243.0
Liabilities
Contingent consideration(5)	—	—	20.8	20.8
Total liabilities	$—	$—	$20.8	$20.8
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
(3)Included in current marketable investments in our consolidated balance sheets. The fair value of these securities is based on quoted market prices for identical instruments in active markets. During the three months ended March 31, 2022 and March 31, 2021, we recognized $25.7 million of net unrealized gains and $96.8 million of net unrealized and realized gains, respectively, on these securities. We recorded these gains and losses in our consolidated statements of operations within other income, net. Refer to Note 3—Investments—Marketable Investments—Investments in Equity Securities with Readily Determinable Fair Values.
(4)Included in other non-current assets in our consolidated balance sheets. We estimated the fair value of contingent consideration using a Monte Carlo simulation. The Monte Carlo simulation incorporates Level 3 inputs including price volatility of peer company stocks and the probability of completing certain milestones during a specified period of time. The fair value of our contingent consideration assets decreased by $0.1 million from December 31, 2021 to March 31, 2022. The loss was recorded within other income, net in our consolidated statements of operations.
(5)Included in other current and other non-current liabilities in our consolidated balance sheets. The fair value of our contingent consideration obligations has been estimated using probability-weighted discounted cash flow models (DCFs). The DCFs incorporate Level 3 inputs, including estimated discount rates, that we believe market participants would consider relevant in pricing and the projected timing and amount of cash flows, which are estimated and developed, in part, based on the requirements specific to each acquisition agreement. The change in the fair value of our contingent consideration obligations for the three months ended March 31, 2022 was not material.
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

Quarterly Report	11

Part I. Financial Information
5. Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value and consist of the following, net of reserves (in millions):

	March 31, 2022	December 31, 2021
Raw materials	$16.1	$17.6
Work-in-progress	30.9	31.9
Finished goods	41.2	44.3
Total inventories	$88.2	$93.8
6. Goodwill and Other Intangible Assets
Goodwill and other intangible assets comprise the following (in millions):

	As of March 31, 2022			As of December 31, 2021
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill	$28.0	$—	$28.0	$28.0	$—	$28.0
Other intangible assets:
Technology, patents, and trade names	6.7	(5.6)	1.1	6.7	(5.6)	1.1
In-process research and development(1) (2)	15.5	—	15.5	15.5	—	15.5
Total	$50.2	$(5.6)	$44.6	$50.2	$(5.6)	$44.6
(1)In March 2021, we decided to discontinue the U.S. development of Trevyent®, due to written comments provided by the FDA in February 2021. The FDA provided these written comments following a meeting between us and the FDA to discuss our planned resubmission of our new drug application (NDA) for Trevyent in light of a complete response letter issued by the FDA in April 2020. We determined these FDA comments to be a potential indicator of impairment of our in-process research and development (IPR&D) asset related to Trevyent and fully impaired the $107.3 million IPR&D asset during the first quarter of 2021. The impairment charge was recorded within research and development in our consolidated statements of operations for the three months ended March 31, 2021.
(2)In January 2021, we decided to discontinue our research and development efforts related to biomechanical lungs. As a result of the decision, we fully impaired the IPR&D asset related to these efforts, which had a carrying value of $6.1 million, during the first quarter of 2021. The impairment charge was recorded within research and development in our consolidated statements of operations for the three months ended March 31, 2021.
7. Property, Plant, and Equipment
Property, plant, and equipment (PP&E) consists of the following (in millions):

	March 31, 2022	December 31, 2021
Land and land improvements	$132.7	$132.6
Buildings, building improvements, and leasehold improvements	615.7	612.7
Buildings under construction	62.8	55.1
Furniture, equipment, and vehicles	325.3	322.9
Subtotal	1,136.5	1,123.3
Less—accumulated depreciation	(352.1)	(342.4)
Property, plant, and equipment, net	$784.4	$780.9
In 2019, we completed construction of a new cell culture and purification facility. During the first quarter of 2021, we decided to repurpose this facility to produce autologous cells that we intend to use to cellularize lung scaffolds for clinical studies. The decision to repurpose this facility was an indicator of impairment of the facility which we evaluated during the first quarter of 2021. Based on our impairment assessment, we recorded an $11.6 million impairment charge for equipment that was disposed of when we repurposed this facility during the first quarter of 2021. For the three months ended March 31, 2021, we recorded $17.0 million of PP&E impairment charges in the aggregate, of which $15.5 million was recorded within research and development in our consolidated statements of operations and $1.5 million was recorded within selling, general, and administrative in our consolidated statements of operations.

12	United Therapeutics, a public benefit corporation

Part I. Financial Information
In August 2021, we entered into a commercial supply agreement (Supply Agreement) with MannKind Corporation (MannKind), which was later amended in October 2021. Pursuant to the Supply Agreement, MannKind is responsible for manufacturing and supplying Tyvaso DPI to us on a cost-plus basis. Unless earlier terminated, the initial term of the Supply Agreement continues until December 31, 2031 and will thereafter be renewed automatically for additional, successive two-year terms unless either party provides notice of non-renewal. We determined that the Supply Agreement contains certain lease components and have elected the expedient to combine lease and non-lease components as a single lease component. All payment obligations under the Supply Agreement are variable in nature and we incurred costs of $6.4 million thereunder during the three months ended March 31, 2022.
8. Debt
2022 Credit Agreement
In March 2022, we entered into a credit agreement (the 2022 Credit Agreement) with Wells Fargo Bank, National Association (Wells Fargo), as administrative agent and a swingline lender, and various other lender parties, which provides for: (1) an unsecured revolving credit facility of up to $1.2 billion; and (2) a second unsecured revolving credit facility of up to $800.0 million (which facilities may, at our request, be increased by up to $500.0 million in the aggregate subject to obtaining commitments from existing or new lenders for such increase and other conditions). The facilities will mature five years after the closing date of the 2022 Credit Agreement on March 31, 2027, subject to the lenders’ ability to extend the maturity date by one year if we request such an extension in accordance with the terms of the 2022 Credit Agreement, up to a maximum of two such extensions.
At our option, amounts borrowed under the 2022 Credit Agreement bear interest at either an adjusted Term Secured Overnight Finance Rate (SOFR) or a fluctuating base rate, in each case, plus an applicable margin determined on a quarterly basis based on our consolidated ratio of total indebtedness to EBITDA (as calculated in accordance with the 2022 Credit Agreement). To date, we have elected to calculate interest on the outstanding balance at an adjusted Term SOFR plus an applicable margin.
On March 31, 2022, we borrowed $800.0 million under the 2022 Credit Agreement, and used the funds to repay outstanding indebtedness under the 2018 Credit Agreement as discussed below under 2018 Credit Agreement.
As of March 31, 2022 and December 31, 2021, our outstanding aggregate principal balance under the 2022 Credit Agreement and the 2018 Credit Agreement, respectively, was $800.0 million, all of which was classified as a non-current liability because we do not intend to repay any portion of this amount within one year.
The 2022 Credit Agreement contains customary events of default and customary affirmative and negative covenants. As of March 31, 2022, we were in compliance with these covenants. Lung Biotechnology PBC is our only subsidiary that guarantees our obligations under the 2022 Credit Agreement though, from time to time, one or more of our other subsidiaries may be required to guarantee our obligations.
In connection with the 2022 Credit Agreement, we capitalized debt issuance costs of $7.5 million, which are being amortized to interest expense over the contractual term of the 2022 Credit Agreement. As of March 31, 2022, $3.2 million was recorded in other current assets and $12.9 million in other non-current assets in our consolidated balance sheets.
The interest expense reported in our consolidated statements of operations for the three months ended March 31, 2022 and 2021, related to our borrowings under the 2022 Credit Agreement and 2018 Credit Agreement.
2018 Credit Agreement
In June 2018, we entered into a credit agreement (the 2018 Credit Agreement) with Wells Fargo, as administrative agent and a swingline lender, and various other lender parties, providing for: (1) an unsecured revolving credit facility of up to $1.0 billion; and (2) a second unsecured revolving credit facility of up to $500.0 million.
On March 31, 2022, we terminated the 2018 Credit Agreement and entered into the 2022 Credit Agreement. We repaid in full all our obligations under the 2018 Credit Agreement in connection with the termination of the 2018 Credit Agreement and our entry into the 2022 Credit Agreement. There were no penalties associated with the early termination of the 2018 Credit Agreement.

Quarterly Report	13

Part I. Financial Information
9. Share-Based Compensation
As of March 31, 2022, we have two shareholder-approved equity incentive plans: the United Therapeutics Corporation Amended and Restated Equity Incentive Plan (the 1999 Plan) and the United Therapeutics Corporation Amended and Restated 2015 Stock Incentive Plan (the 2015 Plan). The 2015 Plan provides for the issuance of up to 11,000,000 shares of our common stock pursuant to awards granted under the 2015 Plan. No further awards will be granted under the 1999 Plan. We also have one equity incentive plan, the United Therapeutics Corporation 2019 Inducement Stock Incentive Plan (the 2019 Inducement Plan), that has not been approved by our shareholders, as permitted by the Nasdaq Stock Market rules. The 2019 Inducement Plan was approved by our Board of Directors in February 2019 and provides for the issuance of up to 99,000 shares of our common stock under awards granted to newly-hired employees. Currently, we grant equity-based awards to employees and members of our Board of Directors in the form of stock options and restricted stock units (RSUs) under the 2015 Plan, and we grant RSUs to newly-hired employees under the 2019 Inducement Plan. Refer to the sections entitled Stock Options and RSUs below.
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
In 2012, our shareholders approved the United Therapeutics Corporation Employee Stock Purchase Plan (ESPP), which is structured to comply with Section 423 of the Internal Revenue Code. Refer to the section entitled ESPP below.
The following table reflects the components of share-based compensation (benefit) expense recognized in our consolidated statements of operations (in millions):

	Three Months Ended March 31,
	2022	2021
Stock options	$5.5	$8.3
RSUs	6.3	5.7
STAP awards	(33.4)	25.7
ESPP	0.5	0.4
Total share-based compensation (benefit) expense before tax	$(21.1)	$40.1
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
The following weighted average assumptions were used in estimating the fair value of stock options granted to employees during the three months ended March 31, 2022 and 2021:

	March 31, 2022	March 31, 2021
Expected term of awards (in years)	6.0	6.0
Expected volatility	32.3%	32.7%
Risk-free interest rate	2.1%	1.1%
Expected dividend yield	—%	—%

14	United Therapeutics, a public benefit corporation

Part I. Financial Information
A summary of the activity and status of stock options under our equity incentive plans during the three-month period ended March 31, 2022 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2022	7,317,978	$126.73
Granted	17,619	178.82
Exercised	(38,559)	112.40
Forfeited/canceled	(2,500)	130.48
Outstanding at March 31, 2022	7,294,538	$126.93	4.4	$383.0
Exercisable at March 31, 2022	5,899,264	$125.54	4.2	$317.8
Unvested at March 31, 2022	1,395,274	$132.79	5.2	$65.2
The weighted average fair value of a stock option granted during each of the three-month periods ended March 31, 2022 and March 31, 2021, was $63.07 and $54.63, respectively. These stock options have an aggregate grant date fair value of $1.1 million and $0.8 million, respectively. The total grant date fair value of stock options that vested during the three-month periods ended March 31, 2022 and March 31, 2021 was $14.6 million and $48.1 million, respectively.
Total share-based compensation expense related to stock options is recorded as follows (in millions):

	Three Months Ended March 31,
	2022	2021
Cost of product sales	$—	$0.1
Research and development	0.1	0.2
Selling, general, and administrative	5.4	8.0
Share-based compensation expense before taxes	5.5	8.3
Related income tax benefit	(0.1)	(0.3)
Share-based compensation expense, net of taxes	$5.4	$8.0
As of March 31, 2022, unrecognized compensation cost related to stock options was $21.3 million. Unvested outstanding stock options as of March 31, 2022 had a weighted average remaining vesting period of 1.1 years.
Stock option exercise data is summarized below (dollars in millions):

	Three Months Ended March 31,
	2022	2021
Number of options exercised	38,559	132,789
Cash received	$4.3	$17.5
Total intrinsic value of options exercised	$3.1	$4.7

Quarterly Report	15

Part I. Financial Information
RSUs
Each RSU entitles the recipient to one share of our common stock upon vesting. We measure the fair value of RSUs using the stock price on the date of grant. Share-based compensation expense for the RSUs is recorded ratably over their vesting period.
A summary of the activity with respect to, and status of, RSUs during the three-month period ended March 31, 2022 is presented below:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested at January 1, 2022	390,539	$129.76
Granted	165,197	178.88
Vested	(182,271)	120.74
Forfeited/canceled	(2,974)	142.72
Unvested at March 31, 2022	370,491	$155.99
Total share-based compensation expense related to RSUs is recorded as follows (in millions):

	Three Months Ended March 31,
	2022	2021
Cost of product sales	$0.6	$0.5
Research and development	2.0	1.8
Selling, general, and administrative	3.7	3.4
Share-based compensation expense before taxes	6.3	5.7
Related income tax benefit	(1.5)	(1.3)
Share-based compensation expense, net of taxes	$4.8	$4.4
As of March 31, 2022, unrecognized compensation cost related to the grant of RSUs was $54.3 million. Unvested outstanding RSUs as of March 31, 2022 had a weighted average remaining vesting period of 2.3 years.
Share Tracking Awards Plans
STAP awards convey the right to receive in cash an amount equal to the appreciation of our common stock, which is measured as the increase in the closing price of our common stock between the dates of grant and exercise. STAP awards expire on the tenth anniversary of the grant date, and in most cases, they vest in equal increments on each anniversary of the grant date over a four-year period. We discontinued the issuance of STAP awards in June 2015.
The aggregate STAP liability balance was $65.4 million and $102.4 million at March 31, 2022 and December 31, 2021, respectively, all of which was classified as a current liability in our consolidated balance sheets.
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
The table below includes the weighted average assumptions used to measure the fair value of the outstanding STAP awards:

	March 31, 2022	March 31, 2021
Expected term of awards (in years)	1.2	1.6
Expected volatility	34.4%	33.3%
Risk-free interest rate	1.6%	0.2%
Expected dividend yield	—%	—%
The closing price of our common stock was $179.41 and $167.27 on March 31, 2022 and March 31, 2021, respectively. The closing price of our common stock was $216.08 on December 31, 2021.

16	United Therapeutics, a public benefit corporation

Part I. Financial Information
A summary of the activity and status of STAP awards during the three-month period ended March 31, 2022 is presented below:

	Number of Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2022	1,093,560	$123.89
Granted	—	—
Exercised	(31,501)	56.57
Forfeited/canceled	—	—
Outstanding at March 31, 2022	1,062,059	$125.89	2.4	$56.9
Exercisable at March 31, 2022	1,052,059	$126.58	2.4	$55.6
Unvested at March 31, 2022	10,000	$52.57	0.7	$1.3
Share-based compensation (benefit) expense recognized in connection with STAP awards is as follows (in millions):

	Three Months Ended March 31,
	2022	2021
Cost of product sales	$(1.2)	$1.1
Research and development	(6.0)	4.3
Selling, general, and administrative	(26.2)	20.3
Share-based compensation (benefit) expense before taxes	(33.4)	25.7
Related income tax expense (benefit)	6.6	(4.9)
Share-based compensation (benefit) expense, net of taxes	$(26.8)	$20.8
Cash paid to settle STAP exercises during the three-month periods ended March 31, 2022 and March 31, 2021 was $3.5 million and $15.4 million, respectively.
ESPP
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

Quarterly Report	17

Part I. Financial Information
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
The components of basic and diluted earnings per common share comprised the following (in millions, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net income	$239.9	$28.3
Denominator:
Weighted average outstanding shares — basic	45.2	44.6
Effect of dilutive securities(1):
Stock options, RSUs, and ESPP	2.5	1.8
Weighted average shares — diluted(2)	47.7	46.4
Net income per common share:
Basic	$5.31	$0.63
Diluted	$5.03	$0.61

Stock options and RSUs excluded from calculation(2)	—	0.2
(1)Calculated using the treasury stock method.
(2)The common shares underlying certain stock options and RSUs have been excluded from the computation of diluted earnings per share because their impact would be anti-dilutive.
11. Income Taxes
Our effective income tax rate (ETR) for the three months ended March 31, 2022 and 2021 was 22 percent and 13 percent, respectively. Our ETR for the three months ended March 31, 2022 increased compared to the ETR for the three months ended March 31, 2021 primarily due to the impact of lower discrete excess tax benefits from share-based compensation relative to the amount of pretax income, and an increase in the valuation allowance compared to a decrease in the prior period.
We record interest and penalties related to uncertain tax positions as a component of income tax expense. As of March 31, 2022 and December 31, 2021, our total liability for unrecognized tax benefits, including related interest, was approximately $4.2 million and $3.9 million, respectively. The total amount of unrecognized tax benefits relating to our tax positions is subject to change based on future events and it is reasonably possible that the balance could change significantly over the next 12 months. Given the uncertainty of future events, we are unable to reasonably estimate the range of possible adjustments to our unrecognized tax benefits.

18	United Therapeutics, a public benefit corporation

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
Net product sales, cost of product sales, and gross profit for each of our commercial products were as follows (in millions):

	Three Months Ended March 31,
2022	Tyvaso(1)	Remodulin(1)	Orenitram	Unituxin	Adcirca	Total
Net product sales	$172.0	$131.7	$82.8	$55.6	$9.8	$451.9
Cost of product sales	6.2	7.2	5.2	3.3	4.0	25.9
Gross profit	$165.8	$124.5	$77.6	$52.3	$5.8	$426.0

2021
Net product sales	$123.0	$130.2	$72.4	$43.9	$9.6	$379.1
Cost of product sales	3.1	8.2	4.1	3.6	4.0	23.0
Gross profit	$119.9	$122.0	$68.3	$40.3	$5.6	$356.1
(1) Net product sales and cost of product sales include sales of delivery devices for the respective product, including, with respect to Remodulin, the Remunity Pump.
Geographic revenues are determined based on the country in which our customers (distributors) are located. Total revenues from external customers by geographic area are as follows (in millions):

	Three Months Ended March 31,
	2022	2021
United States	$409.8	$354.3
Rest of World	52.1	24.8
Total(1)	$461.9	$379.1
(1) Total includes other revenue of $10.0 million for the three months ended March 31, 2022, reflecting an up-front payment from an international distributor.
We recorded revenue from three distributors in the United States that exceeded ten percent of total revenues. Revenue from these three distributors as a percentage of total revenues is as follows:

	Three Months Ended March 31,
	2022	2021
Distributor 1	47%	54%
Distributor 2	29%	26%
Distributor 3	10%	11%
13. Litigation
Sandoz Antitrust Litigation
On April 16, 2019, Sandoz Inc. (Sandoz) and its marketing partner RareGen, LLC (now known as Liquidia PAH, LLC, a subsidiary of Liquidia Corporation) (RareGen), filed a complaint in the U.S. District Court for the District of New Jersey against us and Smiths Medical ASD, Inc. (Smiths Medical), alleging that we and Smiths Medical engaged in anticompetitive conduct in connection with plaintiffs’ efforts to launch their generic version of Remodulin. In particular, the complaint alleges that we and Smiths Medical unlawfully impeded competition by entering into an agreement to produce CADD-MS®3 cartridges specifically for the delivery of subcutaneous Remodulin for our patients, without making these cartridges available for the delivery of Sandoz’s generic version of Remodulin. The parties completed expedited discovery in anticipation of a motion filed by the plaintiffs on October 4, 2019, seeking preliminary injunctive relief. We and Smiths Medical filed a motion to dismiss the complaint, and we filed our opposition to plaintiffs’ motion for a preliminary injunction on October 25, 2019. On January 29, 2020, the court issued a decision denying the

Quarterly Report	19

Part I. Financial Information
request for preliminary injunction sought by Sandoz and RareGen. According to the court, “[Sandoz and RareGen] have not met their burden of demonstrating a reasonable probability of eventual success in the litigation.” The court also denied our and Smiths Medical’s motion to dismiss the entire action. Plaintiffs declined to appeal the court’s denial of their motion for preliminary injunction. On March 30, 2020, the plaintiffs filed an amended complaint to add a count alleging that we breached our earlier patent settlement agreement with Sandoz by refusing to grant Sandoz access to cartridges purchased for our patients.
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
On March 30, 2022, the court granted our motion for summary judgment with respect to all claims brought by the plaintiffs except the breach of contract claim. As a result, all antitrust claims, all claims under state competition laws, and the common law tortious interference claim have been resolved in our favor. These were the only claims in the case that gave rise to any potential for trebling of damages, punitive damages, and/or the award of attorneys’ fees. The court also denied plaintiffs’ request for injunctive relief.
The court granted Sandoz’s motion for summary judgment with respect to Sandoz’s breach of contract claim. The issue of what, if any, damages Sandoz is entitled to based on the contract claim will proceed to trial. RareGen has no claim for breach of contract and, as a result, has no remaining claims in the litigation. The case will now proceed to trial with respect to damages under the breach of contract claim. The court has not yet set a date for trial. The parties will have the right to appeal the summary judgment decisions upon entry of final judgment following the trial.
We intend to continue to vigorously defend this litigation. Among other things, we believe that plaintiffs, who were on notice that Smiths Medical would discontinue the CADD MS-3 delivery system, failed to fulfill their duty to properly mitigate their exposure as a result of such discontinuation, thereby causing the alleged damages for which they are suing us. However, due to the uncertainty inherent in any litigation, we cannot guarantee that an adverse outcome will not result. Any litigation of this nature could involve substantial cost, and an adverse outcome could result in substantial monetary damages. We currently are not able to reasonably estimate a range of potential losses due to the number of variables that may affect the outcome of the damages trial and any potential appeals, including potential damages amounts sought, the strength of our defenses, the variety of potential legal and factual determinations yet to be made by the court, the rulings that may be subject to appeal, and the inherent unpredictability of any outcome associated with these issues.
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
In January 2020, Liquidia submitted an NDA to the FDA for approval of Yutrepia, a dry powder inhalation formulation of treprostinil, to treat PAH. This NDA was submitted under the 505(b)(2) regulatory pathway with Tyvaso as the reference listed drug. In November 2021, the FDA granted tentative approval of Liquidia’s NDA.
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

20	United Therapeutics, a public benefit corporation

Part I. Financial Information
treprostinil via inhalation and includes claims covering the dosing regimen used to administer Tyvaso. On August 5, 2020, Liquidia filed an answer to our amended complaint that repeated its defenses and counterclaims and added new defenses and counterclaims related to the ’793 patent. On August 26, 2020, we filed a motion to dismiss Liquidia’s invalidity defenses with respect to the ’793 patent based on assignor estoppel. The court denied our motion, finding that it is too early in the case to conclusively resolve the issue given the fact-intensive inquiry that is necessary. We can continue to assert an assignor estoppel defense and raise it for resolution later in the case, whether at trial or in a dispositive pre-trial motion. On December 28, 2021, we filed a stipulation that the ’901 patent is not infringed by Liquidia based on the court’s claim construction ruling. That stipulation is subject to our right to appeal the court’s claim construction at the appropriate time. On January 7, 2022, Liquidia filed a motion for summary judgment arguing that the ’901 and ’066 patents are invalid based on collateral estoppel due to an earlier decision invalidating a related patent, U.S. Patent No. 8,497,393. The magistrate issued a report and recommendation denying Liquidia’s motion for summary judgment for multiple reasons. Liquidia objected to that recommendation with the district court judge, and the court’s ruling on those objections is pending.
Trial commenced on March 28, 2022 and concluded with closing arguments on March 31, 2022. No claim or defense was resolved at trial other than Liquidia’s indefiniteness defense, and the court entered judgment in our favor on that defense during trial. The court set a post-trial briefing schedule that concludes with submissions on June 15, 2022. We expect the court to issue its decision sometime after June 15, 2022, and before the expiration of the 30-month stay in October 2022.
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
On June 4, 2021, we filed a motion in the patent case in the U.S. District Court for the District of Delaware to file an amended complaint adding trade secret misappropriation claims against Liquidia and a former Liquidia employee, Dr. Robert Roscigno. The court denied the motion based on a finding that adding the additional claims would impact the case schedule. Thus, we filed those claims as a separate case against Liquidia and Robert Roscigno in North Carolina state court.
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
We intend to vigorously defend against this lawsuit.

Quarterly Report	21

Part I. Financial Information
Patent Litigation with ANI Pharmaceuticals, Inc.
In February 2021, we received a Paragraph IV certification notice letter from ANI Pharmaceuticals, Inc. (ANI) indicating that ANI submitted an abbreviated new drug application (ANDA) to the FDA to market a generic version of Orenitram before the expiration of the following patents:

U.S. Patent No.	Expiration Date
8,252,839	May 2024
9,050,311	May 2024
9,278,901	May 2024
7,544,713	July 2024
7,417,070	July 2026
8,497,393	December 2028
9,604,901	December 2028
9,592,066	December 2028
8,747,897	October 2029
8,410,169	February 2030
8,349,892	January 2031
ANI’s notice letter states that the ANDA contains a Paragraph IV certification alleging that these patents are not valid, not enforceable, and/or will not be infringed by the commercial manufacture, use or sale of the proposed product described in ANI’s ANDA submission. We responded to the ANI notice letter by filing a lawsuit against ANI on April 1, 2021 in the U.S. District Court for the District of Delaware alleging infringement of each of the patents noted above. Under the Hatch-Waxman Act, the FDA is automatically precluded from approving ANI’s ANDA for up to 30 months from receipt of ANI’s notice letter or until the entry by a U.S. District Court of a final judgment that is adverse to us on all patents that form the basis of the stay, whichever occurs first. The court has set a schedule for the case with trial set to start on May 8, 2023, and the parties are currently engaged in discovery.
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

22	United Therapeutics, a public benefit corporation

Part I. Financial Information
cross-motions for summary judgment, and the court heard oral argument on those motions, and also similar motions in a related case involving Novartis, on October 12, 2021. On November 5, 2021, the court granted our motion for summary judgment in part, and issued a decision holding that the HRSA letters threatening enforcement action “contain legal reasoning that rests upon an erroneous reading of Section 340B.” The court explained that “[t]he statute’s plain language, purpose, and structure do not prohibit drug manufacturers from attaching any conditions to the sales of covered drugs through contract pharmacies. Nor do they permit all conditions. Accordingly, any future enforcement action must rest on a new statutory provision, a new legislative rule, or a well-developed legal theory that Section 340B precludes the specific conditions at issue here.” HRSA and HSS appealed to the U.S. Court of Appeals for the District of Columbia Circuit on December 28, 2021, and the appeal is pending. The court set a briefing schedule that concludes on July 27, 2022. No date for oral argument has been set.
Litigation involving other manufacturers is also moving forward in parallel with our case, and some of the decisions issued in those cases have reached different conclusions regarding HRSA’s and HHS’s interpretation of the 340B statute than our case.
We intend to vigorously defend our 340B program contract pharmacy policies.
14. Priority Review Voucher
On December 28, 2020, we entered into an agreement to acquire a rare pediatric disease priority review voucher for $105.0 million. On January 21, 2021, we closed the transaction and expensed the $105.0 million within research and development in our consolidated statements of operations for the first quarter of 2021. We redeemed the voucher in connection with our submission of the NDA for Tyvaso DPI in April 2021.

Quarterly Report	23

Part I. Financial Information
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021 (the 2021 Annual Report), and our consolidated financial statements and accompanying notes included in Part I, Item I of this Quarterly Report on Form 10-Q. All statements in this filing are made as of the date this Quarterly Report on Form 10-Q is filed with the U.S. Securities and Exchange Commission (SEC). We undertake no obligation to publicly update or revise these statements, whether as a result of new information, future events or otherwise.
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
•Expectations of revenues, expenses, profitability, cash flows, and growth in the number of patients being treated with our products, including anticipated growth in the number of Tyvaso patients as a result of the expansion of its label to include pulmonary hypertension associated with interstitial lung disease (PH-ILD);
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
•The outcome of pending and potential future legal and regulatory actions by the U.S. Food and Drug Administration (FDA) and other regulatory and government enforcement agencies, and the anticipated duration of regulatory exclusivity for our products;
•The timing and outcome of ongoing litigation, including the lawsuit filed against us by Sandoz, Inc. (Sandoz) and Liquidia PAH, LLC (formerly known as RareGen, LLC) (RareGen); the lawsuit filed against us by MSP Recovery; our patent and trade secret litigation with Liquidia Technologies, Inc. (Liquidia) related to its NDA for Yutrepia, and with ANI Pharmaceuticals, Inc. (ANI) related to its abbreviated new drug application (ANDA) seeking FDA approval to market a generic version of Orenitram; our litigation with MSP Recovery Claims, Series LLC, and related entities; and our litigation with the U.S. Department of Health and Human Services (HHS) and the U.S. Health Resource Services Administration (HRSA) related to the Public Health Service’s 340B drug pricing program (the 340B program);
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
We caution you that these statements are not guarantees of future performance and are subject to numerous evolving risks and uncertainties that we may not be able to accurately predict or assess, and that may cause our actual results to differ materially from anticipated results, including the risks and uncertainties we describe in Part II, Item 1A—Risk Factors of this Quarterly Report on Form 10-Q; factors described in our 2021 Annual Report, under the section entitled Part I, Item 1A—Risk Factors, and factors described in other cautionary statements, cautionary language, and risk factors set forth in our other filings with the SEC.

24	United Therapeutics, a public benefit corporation

Part I. Financial Information
Impact of COVID-19 on our Business
We are closely monitoring developments related to the COVID-19 pandemic and are making every effort to ensure we remain focused on the health and well-being of our patients and our employees while maintaining business continuity. It remains difficult to predict what impact this pandemic, and the associated economic impact, will ultimately have on our business. Except as otherwise discussed in this Quarterly Report on Form 10-Q, there have been no material changes to the impact of COVID-19 on our business since the date of our 2021 Annual Report. Please see the discussion of the impact of COVID-19 on our business in our 2021 Annual Report.
For a discussion of the risks to our business associated with COVID-19, please see the risk factor below entitled, We face risks and uncertainties related to the COVID-19 pandemic, which could significantly disrupt our operations and/or business for an unknown period of time.
Overview of Marketed Products
We market and sell the following commercial products:
•Tyvaso, an inhaled formulation of the prostacyclin analogue treprostinil, approved by the FDA and regulatory authorities in Argentina and Israel to improve exercise ability in patients with pulmonary arterial hypertension (PAH). Tyvaso was also approved by the FDA in March 2021 to improve exercise ability in patients with PH-ILD.
•Remodulin, a continuously-infused formulation of treprostinil, approved by the FDA for subcutaneous and intravenous administration to diminish symptoms associated with exercise in patients with PAH. Remodulin has also been approved in various countries outside of the United States. In February 2021, we launched U.S. sales of the Remunity Pump, a new subcutaneous delivery system for Remodulin.
•Orenitram, a tablet dosage form of treprostinil, approved by the FDA to delay disease progression and improve exercise capacity in PAH patients. In April 2022, an international distributor submitted a marketing approval application for Orenitram to the European Medicines Agency.
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

Quarterly Report	25

Part I. Financial Information
Generic Competition and Challenges to our Intellectual Property Rights
Remodulin—Generic Competition
We settled litigation with Sandoz related to its ANDA seeking FDA approval to market a generic version of Remodulin and in March 2019, Sandoz announced the availability of its generic product in the United States. We have also entered into similar settlement agreements with other generic companies, some of which have also launched sales of generic versions of Remodulin. Through March 31, 2022, we have seen minimal erosion of Remodulin sales as a result of generic treprostinil competition in the United States. We are currently engaged in litigation with Sandoz and its marketing partner, RareGen (now a subsidiary of Liquidia Corporation, the parent company for Liquidia), related to the infusion devices used to deliver Remodulin subcutaneously. We understand that generic treprostinil was initially launched by Sandoz/RareGen for use only by intravenous administration. In May 2021, Liquidia announced that Sandoz’s generic treprostinil has been made available for subcutaneous use, following FDA clearance of a cartridge that can deliver the product via the Smiths Medical MS-3 pump. See Note 13—Litigation, to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
Tyvaso and Orenitram—Potential Future Generic Competition
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
Liquidia—Yutrepia
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
Following the initial submission of the Yutrepia NDA, we filed a lawsuit in federal district court against Liquidia for infringement of three of our patents. As a result, the FDA is automatically precluded from granting final approval of Liquidia’s NDA for up to 30 months (a period that expires in October 2022) or until final judgment is issued in the district court litigation, whichever occurs first. Liquidia contends that each asserted claim of these three patents is invalid and/or not infringed by Yutrepia. The trial was held during March 28-31, 2022, and we expect the court to issue a decision sometime between June and October of 2022.
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

26	United Therapeutics, a public benefit corporation

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
Adcirca—Generic Competition
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

Quarterly Report	27

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
The fair value of STAP awards and stock options is measured using inputs and assumptions under the Black-Scholes-Merton model. The fair value of restricted stock units is measured using our stock price on the date of grant. Although we no longer grant STAP awards, we had approximately 1.1 million STAP awards outstanding as of March 31, 2022. We account for STAP awards as liabilities because they are settled in cash. As such, we must re-measure the fair value of STAP awards at the end of each financial reporting period until the awards are no longer outstanding. Changes in our STAP liability resulting from such re-measurements are recorded as adjustments to share-based compensation expense and can create substantial volatility within our operating expenses from period to period. The following factors, among others, have a significant impact on the amount of share-based compensation expense recognized in connection with STAP awards from period to period: (1) volatility in the price of our common stock (specifically, increases in the price of our common stock will generally result in an increase in our STAP liability and related compensation expense, while decreases in our stock price will generally result in a reduction in our STAP liability and related compensation expense); and (2) decreases in the number of outstanding awards.
Research and Development
We focus most of our research and development efforts on the following pipeline programs. We also engage in a variety of additional research and development efforts, including technologies designed to increase the supply of transplantable organs and tissues and improve outcomes for transplant recipients through regenerative medicine, 3-D organ bioprinting, xenotransplantation, and ex-vivo lung perfusion. Please note that our expectations regarding our research and development programs are subject to the risks described above under Overview—Impact of COVID-19 on our Business, and below in Part II, Item 1A—Risk Factors—Risks Related to Our Products and Our Operations—We face risks and uncertainties related to the COVID-19 pandemic, which could significantly disrupt our operations and/or business for an unknown period of time.
Select Pipeline Programs

Product	Mode of Delivery	Indication	Current Status STUDY NAME	Our Territory
Tyvaso DPI™ (treprostinil)	Inhaled dry powder via pre-filled, single-use cartridges	PAH and PH-ILD	Phase 3 BREEZE and pivotal pharmacokinetic studies completed; NDA pending with FDA, with decision anticipated in May 2022	Worldwide
Tyvaso (treprostinil)	Inhaled	PH-COPD	Phase 3 PERFECT study	Worldwide
RemoPro™ (subcutaneous Remodulin prodrug)	Continuous subcutaneous	PAH	Phase 1	Worldwide
Tyvaso (treprostinil)	Inhaled	IPF	Phase 3 TETON studies	Worldwide
Ralinepag (IP receptor agonist)	Oral	PAH	Phase 3 ADVANCE studies	Worldwide, subject to out-licenses granted in certain Asian territories
Aurora-GT™ (gene therapy)	Intravenous	PAH	SAPPHIRE study (registration phase in Canada)	United States
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

28	United Therapeutics, a public benefit corporation

Part I. Financial Information
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
Tyvaso — PERFECT and TETON studies
We are enrolling a phase 3 registration study called PERFECT, which is a study of Tyvaso for the treatment of WHO Group 3 pulmonary hypertension associated with chronic obstructive pulmonary disease (PH-COPD). There are presently no FDA-approved therapies indicated for treatment of PH-COPD, which we estimate affects 100,000 patients in the United States.
We are also enrolling a phase 3 study called TETON 1, which is a study of Tyvaso for the treatment of idiopathic pulmonary fibrosis (IPF). The primary endpoint of this study, which will be conducted entirely in the United States, is the change in absolute forced vital capacity (FVC) from baseline to week 52. The TETON 1 study was prompted by data from the INCREASE study, which demonstrated improvements in certain key parameters of lung function in pulmonary hypertension patients with fibrotic lung disease (improved absolute FVC and reduced exacerbations of underlying lung disease). Specifically, in the INCREASE study, treatment with Tyvaso resulted in significant improvements in percent predicted FVC at weeks 8 and 16, with subjects having underlying etiologies of idiopathic interstitial pneumonias (week 8: 2.0%, p=0.0373 and week 16: 2.9%; p=0.0096) and IPF (week 8: 2.5%; p=0.0380 and week 16: 3.5%; p=0.0147) showing the greatest improvement. Consistent positive effects were also observed in patients with chronic hypersensitivity pneumonitis and environmental/occupational lung disease. These data points, combined with substantial preclinical evidence of antifibrotic activity of treprostinil, suggest that Tyvaso may offer a treatment option for patients with fibrotic lung disease. In December 2020, the FDA granted orphan designation for treprostinil to treat IPF. In March 2022, the European Medicines Agency also granted orphan designation for treprostinil to treat IPF. We are also in the process of commencing TETON 2, which is an additional phase 3 study of Tyvaso in IPF that is similar to TETON 1, but will be conducted outside the United States.
If Tyvaso DPI is approved and the PERFECT and TETON studies are successful, we also plan to seek FDA approval to expand the Tyvaso DPI label to include PH-COPD and IPF, respectively.
Tyvaso DPI
We have developed a dry powder formulation of inhaled treprostinil called Tyvaso DPI, under an in-license from MannKind Corporation (MannKind). Tyvaso DPI incorporates the dry powder formulation technology and Dreamboat® inhalation device technology used in MannKind’s Afrezza® (insulin human) Inhalation Powder product, which was approved by the FDA in 2014. We believe that this new inhaled treprostinil therapy will provide substantial lifestyle benefits to PAH and PH-ILD patients, as compared with nebulized Tyvaso Inhalation Solution therapy, because it will be: (1) less time consuming to administer and easier to maintain, as the device and drug will be provided in pre-filled, single use, disposable cassettes, eliminating the need for cleaning and filling; and (2) mobile and more convenient, as the compact design of the inhaler and drug cassettes used with Tyvaso DPI enables the device to easily fit into the patient’s pocket and the device does not require electricity to function.
We completed two clinical studies of Tyvaso DPI. One was a study in healthy volunteers, comparing the pharmacokinetics of Tyvaso DPI to Tyvaso Inhalation Solution. We completed the study in October 2020 and announced in January 2021 that the study demonstrated comparable systemic treprostinil exposure between Tyvaso DPI and Tyvaso Inhalation Solution. In December 2020, we completed a clinical study called BREEZE, which evaluated the safety and pharmacokinetics of switching PAH patients from Tyvaso Inhalation Solution to Tyvaso DPI. The BREEZE study demonstrated the safety and tolerability of Tyvaso DPI in subjects with PAH transitioning from Tyvaso Inhalation Solution, and comparable systemic treprostinil exposure between Tyvaso DPI and Tyvaso Inhalation Solution. In April 2021, we submitted an NDA to the FDA seeking approval for Tyvaso DPI to treat both PAH and PH-ILD.
On October 15, 2021, the FDA provided us a complete response letter (CRL) in which it declined to approve the Tyvaso DPI NDA. In its complete response, the FDA cited a single deficiency preventing approval of Tyvaso DPI, related to an open inspection issue at a third-party analytical testing facility for treprostinil drug substance. The CRL noted, but did not cite as a deficiency, that the FDA had not yet completed its review of a Citizen Petition submitted to the FDA in July 2021 concerning the safety of an excipient in Tyvaso DPI. In December 2021, we resubmitted our NDA to the FDA, addressing the single deficiency cited in the CRL. In January 2022, the FDA accepted our resubmitted NDA for review, and designated our NDA as a class 1 resubmission with an expected two-month review period ending in February 2022. In February 2022, the FDA requested additional information concerning the pulmonary safety of Tyvaso DPI. We responded to the FDA’s request, and the FDA indicated that our response constitutes a major amendment to the Tyvaso DPI NDA, which extended the FDA’s anticipated deadline to review the pending NDA to May 2022.

Quarterly Report	29

Part I. Financial Information
In August 2021 we entered into a commercial supply agreement with MannKind (the Supply Agreement), which was later amended in October 2021. Pursuant to the Supply Agreement, MannKind is responsible for manufacturing and supplying Tyvaso DPI to us on a cost-plus basis. Unless earlier terminated, the initial term of the Supply Agreement continues until December 31, 2031 and will thereafter be renewed automatically for additional, successive two-year terms unless we give 24 months’ written notice of non-renewal, or MannKind gives 48 months’ written notice of non-renewal, prior to the end of the initial term or any additional renewal term. In addition, each party has customary termination rights, including termination for the other party’s material breach that is not cured within a specific timeframe or in the event of liquidation, bankruptcy or insolvency of the other party.
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

In 2019, we entered into a collaboration agreement with the University of Alabama at Birmingham (UAB) to develop a pilot-scale, designated pathogen-free facility to house genetically-modified pigs, with a goal of commencing human clinical trials of xenotransplanted kidneys we call UKidneys™ from pigs to humans in the near term. In August 2020, UAB began to conduct operations at the facility with the first introduction of genetically modified pigs, and in March 2021, the facility received its recertification of compliance from the American Association for Accreditation of Laboratory Animal Care. In 2019, we also entered into agreements with NYU Langone Health (NYU) and University of Maryland Baltimore to conduct preclinical testing of our porcine xenografts, which have been generating data regarding our UKidneys, UThymoKidneys™, and UHearts™.

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

Recently, we announced several key achievements in our organ manufacturing program:
•First Successful Xenotransplantation of a Porcine Heart: In January 2022, University of Maryland School of Medicine surgeons successfully transplanted an experimental, genetically-modified UHeart into a living human under an expanded access authorization by the FDA. The patient survived for approximately two months with the UHeart.
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

30	United Therapeutics, a public benefit corporation

Part I. Financial Information
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
•Drone Delivery of Organs: In October 2021, we successfully completed the first-ever drone delivery of a lung for transplant at Toronto General Hospital, demonstrating the feasibility of our goal of delivering our manufactured organs with zero carbon footprint aircraft.
Future Prospects
We anticipate that overall revenue growth over the near-term will be driven primarily by: (1) growth in sales of Tyvaso as a result of the expansion of its label to include PH-ILD; (2) continued growth in the number of patients prescribed with Orenitram following our expansion of the Orenitram label to reflect the results of the FREEDOM-EV study; (3) the launch of sales of Tyvaso DPI, if and when it is approved; and (4) modest price increases for some of our products; partially offset by further generic erosion of Adcirca sales. We believe that additional revenue growth in the medium- and longer-term will be driven by commercializing four key therapeutic platforms in our pipeline, which are comprised of the enabling technologies described below:

Platform	Enabling Technologies
Tyvaso and Tyvaso DPI (inhaled treprostinil)	Tyvaso DPI, PERFECT study, TETON studies
Remodulin (parenteral treprostinil)	RemoPro, Remunity (machine-filled), additional next-generation pump systems
New Chemical Entities and New Biologics	Ralinepag, SAPPHIRE study
Organ Manufacturing and Transplantation	Xenotransplantation, three-dimensional organ bioprinting, regenerative medicine, ex-vivo lung perfusion
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

Quarterly Report	31

Part I. Financial Information
Results of Operations
Three Months Ended March 31, 2022 and March 31, 2021
Revenues
The table below presents the components of total revenues (dollars in millions):

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2022	2021
Net product sales:
Tyvaso	$172.0	$123.0	$49.0	40%
Remodulin	131.7	130.2	1.5	1%
Orenitram	82.8	72.4	10.4	14%
Unituxin	55.6	43.9	11.7	27%
Adcirca	9.8	9.6	0.2	2%
Other	10.0	—	10.0	NM(1)
Total revenues	$461.9	$379.1	$82.8	22%
(1) Calculation is not meaningful.
Net product sales from our treprostinil-based products (Tyvaso, Remodulin, and Orenitram) grew by $60.9 million for the three months ended March 31, 2022, as compared to the same period in 2021.
Tyvaso net product sales for the three months ended March 31, 2022, increased as compared to the same period in 2021, primarily due to an increase in quantities sold, reflecting an increased number of patients following the PH-ILD label expansion.
Remodulin net product sales for the three months ended March 31, 2022, increased as compared to the same period in 2021, driven by a $9.5 million increase in international Remodulin net product sales, partially offset by an $8.0 million decrease in U.S. Remodulin net product sales. The increase in international Remodulin net product sales was primarily due to the timing of orders by our international distributors and does not precisely reflect trends in underlying patient demand. The decrease in U.S. Remodulin net product sales was primarily due to a decrease in quantities sold.
Orenitram net product sales for the three months ended March 31, 2022, increased as compared to the same period in 2021, primarily due to an increase in quantities sold and, to a lesser extent, a price increase.
Unituxin net product sales for the three months ended March 31, 2022, increased as compared to the same period in 2021, primarily due to the launch of Unituxin in Japan in September 2021 and, to a lesser extent, a price increase.
Other revenues for the three months ended March 31, 2022, increased as compared to the same period in 2021, due to an upfront payment of $10.0 million from an international distributor.

32	United Therapeutics, a public benefit corporation

Part I. Financial Information

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

	Three Months Ended March 31, 2022
	Rebates and Chargebacks	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, January 1, 2022	$67.8	$3.8	$6.3	$7.9	$85.8
Provisions attributed to sales in:
Current period	47.5	9.9	—	7.2	64.6
Prior periods	(4.2)	(0.5)	—	0.5	(4.2)
Payments or credits attributed to sales in:
Current period	(3.5)	(6.7)	—	(1.6)	(11.8)
Prior periods	(42.1)	(3.2)	(0.2)	(7.1)	(52.6)
Balance, March 31, 2022	$65.5	$3.3	$6.1	$6.9	$81.8

	Three Months Ended March 31, 2021
	Rebates and Chargebacks	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, January 1, 2021	$65.3	$3.0	$12.5	$3.7	$84.5
Provisions attributed to sales in:
Current period	47.6	8.8	—	7.6	64.0
Prior periods	(0.1)	—	—	0.2	0.1
Payments or credits attributed to sales in:
Current period	(11.0)	(5.9)	—	(2.5)	(19.4)
Prior periods	(41.8)	(3.0)	(0.2)	(3.8)	(48.8)
Balance, March 31, 2021	$60.0	$2.9	$12.3	$5.2	$80.4

Quarterly Report	33

Part I. Financial Information
Cost of Product Sales
The table below summarizes cost of product sales by major category (dollars in millions):

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2022	2021
Category:
Cost of product sales	$26.6	$21.3	$5.3	25%
Share-based compensation (benefit) expense(1)	(0.7)	1.7	(2.4)	(141)%
Total cost of product sales	$25.9	$23.0	$2.9	13%
(1)Refer to Share-Based Compensation section below for discussion.
Research and Development
The table below summarizes research and development expense by major category (dollars in millions):

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2022	2021
Category:
Research and development projects	$72.6	$297.2	$(224.6)	(76)%
Share-based compensation (benefit) expense(1)	(3.6)	6.5	(10.1)	(155)%
Total research and development expense	$69.0	$303.7	$(234.7)	(77)%
(1)Refer to Share-Based Compensation section below for discussion.
Research and development expense, excluding share-based compensation. Research and development expense for the three months ended March 31, 2022 decreased as compared to the same period in 2021, due to: (1) a $107.3 million IPR&D impairment charge related to our March 2021 decision to discontinue the U.S. development of Trevyent; (2) a $105.0 million purchase of a pediatric disease priority review voucher in January 2021, which we redeemed upon submission of our NDA for Tyvaso DPI; and (3) an $11.6 million impairment charge related to repurposing one of our facilities during the first quarter of 2021.
Selling, General, and Administrative
The table below summarizes selling, general, and administrative expense by major category (dollars in millions):

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2022	2021
Category:
General and administrative	$81.3	$71.6	$9.7	14%
Sales and marketing	14.5	13.7	0.8	6%
Share-based compensation (benefit) expense(1)	(16.8)	31.9	(48.7)	(153)%
Total selling, general, and administrative expense	$79.0	$117.2	$(38.2)	(33)%
(1)Refer to Share-Based Compensation below for discussion.
General and administrative, excluding share-based compensation. The increase in general and administrative expense for the three months ended March 31, 2022, as compared to the same period in 2021, was primarily due to: (1) an increase in legal expenses related to litigation matters; and (2) an increase in branded prescription drug fee expense associated with sales of Tyvaso.

34	United Therapeutics, a public benefit corporation

Part I. Financial Information
Share-Based Compensation
The table below summarizes share-based compensation (benefit) expense by major category (dollars in millions):

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2022	2021
Category:
Stock options	$5.5	$8.3	$(2.8)	(34)%
Restricted stock units	6.3	5.7	0.6	11%
STAP awards	(33.4)	25.7	(59.1)	(230)%
Employee stock purchase plan	0.5	0.4	0.1	25%
Total share-based compensation (benefit) expense	$(21.1)	$40.1	$(61.2)	(153)%
The table below summarizes share-based compensation (benefit) expense by line item in our consolidated statements of operations (dollars in millions):

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2022	2021
Cost of product sales	$(0.7)	$1.7	$(2.4)	(141)%
Research and development	(3.6)	6.5	(10.1)	(155)%
Selling, general, and administrative	(16.8)	31.9	(48.7)	(153)%
Total share-based compensation (benefit) expense	$(21.1)	$40.1	$(61.2)	(153)%
The increase in share-based compensation benefit for the three months ended March 31, 2022, as compared to the same period in 2021, was primarily due to: (1) an increase in STAP benefit driven by a 17 percent decrease in our stock price for the three months ended March 31, 2022, as compared to a 10 percent increase in our stock price for the same period in 2021; and (2) a decrease in stock option expense due to fewer awards granted and outstanding in 2022. For more information, refer to Note 9—Share-Based Compensation to our consolidated financial statements.
Other Income, Net
The change in other income, net for the three months ended March 31, 2022, as compared to the same period in 2021, was primarily due to net unrealized and realized gains and losses on equity securities. During the first quarter of 2021, we sold an investment that we held in a publicly-traded company. We received $108.9 million in cash from the sale of the investment and realized a gain of $91.9 million. Refer to Note 3—Investments to our consolidated financial statements.
Income Tax Expense
Income tax expense for the three months ended March 31, 2022 and 2021, was $68.8 million and $4.2 million, respectively. Our effective income tax rate (ETR) for the three months ended March 31, 2022 and 2021, was 22 percent and 13 percent, respectively. Our ETR for the three months ended March 31, 2022 increased compared to our ETR for the three months ended March 31, 2021 primarily due to the impact of lower discrete excess tax benefits from share-based compensation relative to the amount of pretax income, and an increase in the valuation allowance compared to a decrease in the prior period.
Financial Condition, Liquidity, and Capital Resources
We have funded our operations principally through sales of our commercial products and, from time-to-time, third-party financing arrangements. We believe that our current sources of liquidity are sufficient to fund ongoing operations and future business plans as we expect aggregate growth in revenues from our commercial products. Furthermore, our customer base remains stable and we believe that it presents minimal credit risk. However, any projections of future cash flows are inherently subject to uncertainty and we may seek other forms of financing. In March 2022, we entered into a credit agreement (the 2022 Credit Agreement), which provides for unsecured revolving credit facilities of up to $2.0 billion. Our aggregate outstanding balance under the 2022 Credit Agreement, which matures in 2027, was $800.0 million and classified as a non-current liability in our consolidated balance sheet as of March 31, 2022. See Unsecured Revolving Credit Facilities below for further details.

Quarterly Report	35

Part I. Financial Information
Cash and Cash Equivalents and Marketable Investments
Cash and cash equivalents and marketable investments comprise the following (dollars in millions):

	March 31, 2022	December 31, 2021	Percentage Change
Cash and cash equivalents	$813.3	$894.8	(9)%
Marketable investments—current	1,454.4	1,035.9	40%
Marketable investments—non-current	1,559.1	1,649.9	(6)%
Total cash and cash equivalents and marketable investments	$3,826.8	$3,580.6	7%
Cash Flows
Cash flows comprise the following (dollars in millions):

	Three Months Ended March 31,		Percentage Change
	2022	2021
Net cash provided by operating activities	$288.7	$89.8	221%
Net cash used in investing activities	$(359.2)	$(6.3)	NM(1)
Net cash (used in) provided by financing activities	$(11.0)	$10.1	(209)%
(1)Calculation is not meaningful.
Operating Activities
Our operating assets and liabilities consist primarily of accounts receivable, inventories, accounts payable, accrued expenses, liabilities for our STAP awards, and tax-related payables and receivables.
The increase of $198.9 million in net cash provided by operating activities for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, was primarily due to: (1) a $105.0 million purchase of a pediatric disease priority review voucher during the three months ended March 31, 2021; and (2) an $11.9 million decrease in cash paid to settle STAP awards. The remainder of the increase in cash provided by operating activities was due to other changes in assets and liabilities.
Investing Activities
The increase of $352.9 million in net cash used in investing activities for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, was primarily due to: (1) a $350.0 million increase in cash used for total purchases, sales, and maturities of marketable investments; and (2) a $2.9 million increase in cash paid to purchase property, plant, and equipment.
Financing Activities
The increase of $21.1 million in net cash used in financing activities for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, was primarily due to: (1) a $13.2 million decrease in proceeds from the exercise of stock options; and (2) a $7.5 million increase in payments of debt issuance costs related to the 2022 Credit Agreement.
Unsecured Revolving Credit Facilities
In March 2022, we entered into the 2022 Credit Agreement, which provides for unsecured revolving credit facilities of up to $2.0 billion. On March 31, 2022, we borrowed $800.0 million under the facilities and used the funds to repay outstanding indebtedness under the then-existing credit agreement (the 2018 Credit Agreement). This balance remained outstanding as of March 31, 2022. Refer to Note 8—Debt—2022 Credit Agreement to our consolidated financial statements.

36	United Therapeutics, a public benefit corporation

Part I. Financial Information
Summary of Critical Accounting Policies
The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles requires our management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We continually evaluate our estimates and judgments to determine whether they are reasonable, relevant, and appropriate. These assumptions are frequently developed from historical data or experience, currently available information, and anticipated developments. By their nature, our estimates are subject to an inherent degree of uncertainty; consequently, actual results may differ. We discuss critical accounting policies and estimates that involve a higher degree of judgment and complexity in Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Annual Report. There have been no material changes to our critical accounting policies and estimates as disclosed in our 2021 Annual Report.
Recently Issued Accounting Standards
See Note 2—Basis of Presentation, to our consolidated financial statements for information on our adoption during the current period and anticipated adoption of recently issued accounting standards.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk has not materially changed since December 31, 2021.
Item 4. Controls and Procedures
Based on their evaluation, as of March 31, 2022, our Chairperson and Chief Executive Officer and Chief Financial Officer and Treasurer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, summarized, processed, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chairperson and Chief Executive Officer and Chief Financial Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

Quarterly Report	37

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
To obtain approvals from the FDA and international regulatory agencies to sell new products, or to expand the product labeling for our existing products, we must conduct clinical trials demonstrating that our products are safe and effective. Regulators have substantial discretion over the approval process. Regulators may require us to amend ongoing trials or perform additional trials, which have in the past and could in the future result in significant delays and additional costs and may be unsuccessful. Delays and costs associated with regulatory requirements to change or add trials have sometimes caused us to discontinue efforts to develop a particular product, and may do so again in the future. If our clinical trials are not successful, or we fail to address identified deficiencies adequately, we will not obtain required approvals to market the new product or new indication. We cannot predict with certainty how long it will take, or how much it will cost, to complete necessary clinical trials or obtain regulatory approvals of our current or future products. The time and cost needed to complete clinical trials and obtain regulatory approvals varies by product, indication, and country. In addition, failure to obtain, or delays in obtaining, regulatory approval has in the past and could in the future require us to recognize impairment charges.
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

38	United Therapeutics, a public benefit corporation

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
We must be able to manufacture sufficient quantities of our commercial products to satisfy demand. We manufacture Remodulin, Orenitram, Tyvaso, and Unituxin, including the active ingredient in each of these products, at our own facilities and rely on third parties for additional manufacturing capacity for Remodulin and Tyvaso. We rely entirely on MannKind to manufacture Tyvaso DPI, and we rely on a variety of other third-party sole manufacturers for certain elements of our commercial and development-stage products, as detailed under the risk factor below entitled, We rely in part on third parties to perform activities that are critical to our business. If any of our internal or third-party manufacturing and supply arrangements are interrupted for compliance issues, issues related to the COVID-19 pandemic, or other reasons, we may not have sufficient inventory to meet future demand. Changes in suppliers and/or service providers could interrupt the manufacturing of our commercial products and impede the progress of our commercial launch plans and clinical trials.
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

Quarterly Report	39

Part II. Other Information
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
•Our supply chain for raw materials and consumables extends worldwide and is complex. Suppliers based in China play a substantial role in our supply chain. Political unrest or trade disputes involving China or other countries in our supply chain could impact our ability and the ability of our third-party manufacturers to source raw materials and consumables.
•We are closely monitoring the military conflict in Ukraine. Although we do not directly source any raw materials or consumables from Ukraine, Russia, or Belarus, our European-based suppliers and service providers could be impacted by an extended conflict or an escalation into neighboring countries.
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
Our business, operations, financial results, liquidity, and stock price could be adversely impacted by the effects of the global COVID-19 pandemic. The extent of such impact, including the duration and magnitude of such effects, will depend on numerous factors that we cannot accurately predict or assess, including, among others: the duration and scope of the pandemic, including the emergence of new strains, such as the “Delta”, “Omicron”, and future variants; its impact on global and regional healthcare infrastructure, and the ability of patients to obtain medical care; the negative impact on global and regional economies and economic activity; actions governments, businesses, and individuals take in response to the pandemic; the roll-out and long-term safety and efficacy of vaccines; and how quickly economies and medical systems recover after the pandemic subsides. Our business could be materially adversely affected as a result of the COVID-19 pandemic due to social distancing/self-isolation, the burden the pandemic has placed on healthcare infrastructure, workplace and physician office closures, travel disruptions, quarantines, and other factors, which could cause, among other things:
•Interruption of our development pipeline. Approvals of new products we are developing, potential label expansions for existing products, and the launch of newly-approved products may be delayed or hindered, which would harm our revenue growth prospects. For example, pandemic-related supply issues delayed our launch of the Remunity Pump. In addition, enrollment in many of our clinical trials was suspended as a result of the onset of the pandemic. Although enrollment in these studies resumed, we may experience further delays or difficulties, including delays or difficulties with clinical site initiation and recruiting clinical site investigators and clinical site staff. Any prolongation or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of our new products and label expansions.
•A decrease in revenues from our existing products. COVID-19 made it difficult or impossible for many patients to visit their physicians’ offices to determine whether our medicines may be appropriate, and also prevented our field-based teams from meeting in-person with physicians. As a result, in April 2020 we experienced a temporary decline in the number of new patients starting our treprostinil-based medicines. While new patient starts returned to pre-pandemic levels, a decline could recur as the COVID-19 pandemic continues or if the pandemic causes access to medical care to become further restricted,

40	United Therapeutics, a public benefit corporation

Part II. Other Information
which could cause a negative impact on our revenues. In addition, disruption of our supply chain caused by COVID-19 could also negatively impact our revenues.
•Disruption of our operations. COVID-19 could disrupt many aspects of our operations, which could harm our business and prospects. Although we implemented a mandatory vaccine requirement in September 2021 for all staff, subject to certain medical and religious exemptions, we continue to maintain a flexible work-from-home policy for all personnel excluding those necessary to maintain minimum basic operations. Our reliance on personnel working from home may negatively impact productivity, or disrupt, delay, or otherwise adversely impact our business. We and third parties with which we engage also may experience operational challenges caused by sickness of employees or their families, the desire of employees to avoid contact with large groups of people, or employees working from home. Mass vaccine production and distribution efforts (such as Operation Warp Speed), as well as backlogs at major ports of entry, impacted availability and lead times for certain materials used in the manufacture of our products. If we, or our third-party suppliers and contract manufacturers, are unable to source materials, it may prevent us from manufacturing our products for an indefinite period until such materials become available.
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
We rely heavily on DEKA and its affiliates for the development, manufacturing, and regulatory approval of the Remunity Pump for Remodulin. For example, supply disruptions caused by COVID-19 impacted DEKA’s ability to secure certain components and raw materials necessary to manufacture sufficient quantities of Remunity Pumps and accessories, delaying our ability to commence commercial sales. Finally, we also rely on various sole-source suppliers for manufacturing activities related to ralinepag, RemoPro, and other pumps we are developing for Remodulin. For a further discussion of risks created by the use of third-party contract manufacturers, see the risk factor above entitled, Our manufacturing strategy exposes us to significant risks.
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

Quarterly Report	41

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
Members of our management team, including our founder, Chairperson and Chief Executive Officer, Dr. Martine Rothblatt, play a critical role in defining our business strategy and maintaining our corporate culture. The loss of the services and leadership of Dr. Rothblatt or any other members of our senior management team could have an adverse effect on our business. We do not maintain key person life insurance on our senior management team members. Failure to identify, hire, and retain suitable successors for members of our senior management team and to transfer knowledge effectively could impede the achievement of our business objectives. Our future success also depends on our ability to attract and retain qualified scientific and technical personnel. Competition for such personnel in our industries is intense. If we fail to attract and retain such employees, whom we call “Unitherians,” we may not be successful in developing and commercializing new therapies for PAH and other diseases.
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

42	United Therapeutics, a public benefit corporation

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

Quarterly Report	43

Part II. Other Information
Additionally, there has been increasing legislative, regulatory, and enforcement interest in the United States regarding drug pricing practices. Among other things, there have been several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things: bring more transparency to drug pricing; reduce the cost of prescription drugs under government payer programs; review the relationship between pricing and manufacturer patient programs; and reform government program reimbursement methodologies for drugs. For example, on November 20, 2020, the U.S. Centers for Medicare & Medicaid Services (CMS) issued the Most Favored Nation demonstration project discussed above, and there is also proposed legislation pending that would establish an international reference price-based Medicare Part B drug and biological payment methodology.
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
We anticipate that the PPACA and other healthcare reform measures that may be adopted in the future may result in additional downward pressure on coverage and the payment that we receive for any approved product, and adversely impact our business. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payment from commercial payers. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. Further state and federal healthcare reform measures adopted in the future could limit the amounts that state and federal governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure. In October 2020, HHS and the FDA issued a final rule and guidance concerning two new pathways for importing lower-cost drugs into the United States. The final rule allows certain prescription drugs to be imported from Canada, and the guidance describes procedures for drug manufacturers to facilitate the importation of FDA-approved drugs and biologics manufactured abroad and originally intended for sale in a foreign country into the United States. Additionally, in November 2020, the HHS adopted a rule that will eliminate the safe harbor shielding Medicare Part D rebates to pharmacy benefit managers from the federal Anti-Kickback Statute. In response to a legal challenge brought by a trade association representing PBMs, the Biden Administration agreed to delay the effective date of the rule until January 1, 2023. It is difficult to predict the impact, if any, of any such legislation or executive actions on the use of and reimbursement for our products in the United States, including the potential for the importation of generic versions of our products.
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
Pricing and rebate calculations vary among products and programs. The calculations are complex and are often subject to interpretation by us, governmental or regulatory agencies, and the courts. If we must restate or recalculate information provided under these programs, our costs of compliance could increase. Additionally, we could be held liable for errors associated with our submission of pricing data, including retroactive rebates and program refunds. We may incur significant civil monetary penalties if we are found to have knowingly submitted false average manufacturer price or best price information to the government, to have made a misrepresentation in our reporting of average sales price figures, to have knowingly provided false information in connection with a non-federal average manufacturing price filing, or to have charged 340B covered entities more than the statutorily mandated ceiling price. Certain failures to timely submit required data also could result in a civil monetary penalty for each day the information is late. We could also become subject to allegations under the False Claims Act and other laws and regulations. In addition, misreporting and failure to timely report data to CMS also can be grounds for CMS to terminate our Medicaid drug rebate agreement, pursuant to which we participate in the Medicaid Drug Rebate program. In the event that CMS terminates our rebate agreement, no federal payments would be available under Medicaid or Medicare Part B for our covered outpatient drugs.
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

44	United Therapeutics, a public benefit corporation

Part II. Other Information
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
We and certain other manufacturers initiated litigation challenging the Advisory Opinion and HRSA’s position on contract pharmacies generally. HRSA subsequently withdrew the Advisory Opinion, but issued letters to manufacturers, including us, threatening enforcement action if the manufacturers do not abandon their 340B contract pharmacy policies. We filed suit against HHS and HRSA on June 23, 2021 in the U.S. District Court for the District of Columbia. On September 22, 2021, HRSA sent to us, along with the other manufacturers challenging HRSA’s 340B interpretation, letters stating that HRSA is referring “this issue to the HHS Office of the Inspector General” for potential enforcement action. We have not had any communication from OIG regarding our 340B contract pharmacy policy. On November 5, 2021, the court granted our motion for summary judgment, ruling that the letters threatening enforcement action “contain legal reasoning that rests upon an erroneous reading of Section 340B.” HRSA filed a notice of appeal on December 28, 2021, and the appeal is pending. The court has set a briefing schedule concluding on July 27, 2022, but has not set a date for oral argument. If HRSA prevails on appeal or develops a new theory of liability, we may face enforcement action or penalties as well as adverse publicity. We expect the compliance of policies like ours will continue to be litigated.
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

Quarterly Report	45

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
The period under which our commercial and developmental therapies are protected by our patent rights is limited. Three of our U.S. patents covering our current methods of synthesizing and producing treprostinil, the active ingredient in Tyvaso, Tyvaso DPI, Remodulin, and Orenitram, expired in October 2017, and three more will expire in 2028. Our patents related to our individual treprostinil-based products expire at various times between 2024 and 2031. We entered into settlement agreements with a number of generic drug companies permitting certain companies to launch generic versions of Remodulin in the United States and other companies to launch generic versions of Orenitram and Tyvaso in the United States. A U.S. patent for Adcirca for treatment of pulmonary hypertension expired in November 2017, and FDA-conferred regulatory exclusivity expired in May 2018, leading to the launch of a generic version of Adcirca in August 2018. We have no issued patents or pending patent applications covering Unituxin. For further details, please see Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Generic Competition and Challenges to our Intellectual Property Rights.
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

46	United Therapeutics, a public benefit corporation

Part II. Other Information
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

Quarterly Report	47

Part II. Other Information
Risks Related to Our Financing Capacity, Indebtedness, and Investments
If we need additional financing and cannot obtain it, our product development and sales efforts may be limited.
We may be required to seek additional sources of financing to meet unplanned or planned expenditures. Unplanned expenditures could be significant and may result from necessary modifications to product development plans or product offerings in response to difficulties encountered with clinical trials. We may also face unexpected costs in preparing products for commercial sale, or in maintaining sales levels of our currently marketed therapeutic products. Our 2022 Credit Agreement contains affirmative and negative covenants that, among other things, limit our ability to incur additional indebtedness. If we are unable to obtain additional funding on commercially reasonable terms or at all, we may be compelled to delay clinical studies, curtail operations, or obtain funds through collaborative arrangements that may require us to relinquish rights to certain products or potential markets.
We may not be able to generate sufficient cash to service or repay our indebtedness, which may have a material adverse effect on our financial position, results of operations, and cash flows.
We may borrow up to $2.0 billion under our 2022 Credit Agreement, which matures in March 2027. Currently, our outstanding principal balance is $800.0 million. Our ability to repay or refinance our debt obligations under our 2022 Credit Agreement and any future debt that we may incur will depend on our financial condition and operating performance, which are subject to a number of factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on our indebtedness. Our inability to generate sufficient cash flows to satisfy our debt obligations would materially and adversely affect our financial position and results of operations. If we cannot repay or refinance our debt as it becomes due, we may be forced to take disadvantageous actions, including reducing or delaying investments and capital expenditures, disposing of material assets or operations, seeking additional debt or equity capital, or restructuring or refinancing our indebtedness. We may not be able to effect any such alternative measures on commercially reasonable terms or at all and, even if successful, such actions may not enable us to meet any such debt service obligations. In addition, our ability to withstand competitive pressures and to react to changes in our industry could be impaired.
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
•Announcements regarding our efforts to obtain FDA approval of, and to launch, new products, such as Tyvaso DPI;

48	United Therapeutics, a public benefit corporation

Part II. Other Information
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
We have never paid, and do not intend to pay, cash dividends. Our 2022 Credit Agreement may restrict us from doing so. As a result, the return on an investment in our common stock depends entirely upon the future appreciation, if any, in the price of our common stock.
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

Quarterly Report	49

Part II. Other Information
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2022, we did not (a) repurchase any of our outstanding equity securities or (b) sell any of our equity securities in transactions that were not registered under the Securities Act of 1933, as amended.

50	United Therapeutics, a public benefit corporation

Part II. Other Information
Item 6. Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed October 1, 2021.
3.2	Ninth Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed February 5, 2021.
4.1	Reference is made to Exhibits 3.1 and 3.2.
10.1*	First Amendment to Specialty Pharmacy Network Agreement, dated February 16, 2022, between the Registrant and Accredo Health Group, Inc.
10.2
Credit Agreement, dated as of March 31, 2022, among the Registrant, certain of its subsidiaries party thereto, as guarantors, the lenders referred to therein and Wells Fargo Bank, National Association, as administrative agent and as a swingline lender, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed April 1, 2022.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed with the SEC on May 4, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) our Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021; (2) our Consolidated Statements of Operations for the three-month periods ended March 31, 2022 and 2021; (3) our Consolidated Statements of Comprehensive Income for the three-month periods ended March 31, 2022 and 2021; (4) our Consolidated Statements of Stockholders’ Equity for the three-month periods ended March 31, 2022 and 2021; (5) our Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2022 and 2021; and (6) the Notes to our Consolidated Financial Statements.
104*	Cover Page Interactive Data File (embedded within the iXBRL document)
*Filed herewith.
Note: Except as otherwise noted above, all exhibits incorporated by reference to the Registrant’s previously filed reports with the Securities and Exchange Commission are filed under File No. 000-26301.

Quarterly Report	51

Part II. Other Information
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED THERAPEUTICS CORPORATION

May 4, 2022	By:	/s/ MARTINE ROTHBLATT
Martine Rothblatt, Ph.D.
	Title:	Chairperson and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ JAMES C. EDGEMOND
James C. Edgemond
	Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

52	United Therapeutics, a public benefit corporation