Form 10-Q
period 2022-06-30
UNITED THERAPEUTICS Corp
filed 2022-08-03
CIK 1082554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2022
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☒
The number of shares outstanding of the issuer’s common stock, par value $.01 per share, as of July 27, 2022 was 45,516,299.

2	United Therapeutics, a public benefit corporation

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Consolidated Balance Sheets
(In millions, except share data)

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$795.2	$894.8
Marketable investments	1,460.0	1,035.9
Accounts receivable, no allowance for 2022 and 2021	173.4	198.7
Inventories, net	89.9	93.8
Other current assets	165.8	100.4
Total current assets	2,684.3	2,323.6
Marketable investments	1,641.9	1,649.9
Goodwill and other intangible assets, net	44.6	44.6
Property, plant, and equipment, net	791.4	780.9
Deferred tax assets, net	275.3	261.9
Other non-current assets	105.8	108.2
Total assets	$5,543.3	$5,169.1
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$196.6	$174.6
Share tracking awards plan	95.3	102.4
Other current liabilities	39.6	28.4
Total current liabilities	331.5	305.4
Line of credit	800.0	800.0
Other non-current liabilities	93.4	104.8
Total liabilities	1,224.9	1,210.2
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01, 10,000,000 shares authorized, no shares issued	—	—
Common stock, par value $.01, 245,000,000 shares authorized, 72,109,175 and 71,727,021 shares issued, and 45,489,959 and 45,107,805 shares outstanding at June 30, 2022 and December 31, 2021, respectively	0.7	0.7
Additional paid-in capital	2,291.5	2,245.4
Accumulated other comprehensive loss	(65.5)	(23.0)
Treasury stock, 26,619,216 shares at June 30, 2022 and December 31, 2021	(2,579.2)	(2,579.2)
Retained earnings	4,670.9	4,315.0
Total stockholders’ equity	4,318.4	3,958.9
Total liabilities and stockholders’ equity	$5,543.3	$5,169.1

See accompanying notes to consolidated financial statements.

Quarterly Report	3

Part I. Financial Information
Consolidated Statements of Operations
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Unaudited)		(Unaudited)
Revenues:
Net product sales	$466.9	$446.5	$918.8	$825.6
Other	—	—	10.0	—
Total revenues	466.9	446.5	928.8	825.6
Operating expenses:
Cost of product sales	29.7	37.2	55.6	60.2
Research and development	93.9	74.3	162.9	378.0
Selling, general, and administrative	141.5	112.8	220.5	230.0
Total operating expenses	265.1	224.3	439.0	668.2
Operating income	201.8	222.2	489.8	157.4
Interest income	6.8	4.0	11.1	8.7
Interest expense	(6.2)	(4.7)	(10.9)	(9.3)
Other (expense) income, net	(51.8)	(2.7)	(29.0)	94.5
Impairments of investments in privately-held companies	—	(2.3)	(1.7)	(2.3)
Total other (expense) income, net	(51.2)	(5.7)	(30.5)	91.6
Income before income taxes	150.6	216.5	459.3	249.0
Income tax expense	(34.6)	(43.9)	(103.4)	(48.1)
Net income	$116.0	$172.6	$355.9	$200.9
Net income per common share:
Basic	$2.56	$3.85	$7.86	$4.49
Diluted	$2.41	$3.65	$7.43	$4.28
Weighted average number of common shares outstanding:
Basic	45.4	44.8	45.3	44.7
Diluted	48.1	47.3	47.9	46.9

See accompanying notes to consolidated financial statements.

4	United Therapeutics, a public benefit corporation

Part I. Financial Information
Consolidated Statements of Comprehensive Income
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Unaudited)		(Unaudited)
Net income	$116.0	$172.6	$355.9	$200.9
Other comprehensive loss:
Defined benefit pension plan:
Actuarial gain arising during period, net of tax	—	—	0.2	0.2
Amortization of prior service cost included in net periodic pension cost, net of tax	0.2	0.2	0.3	0.3
Total defined benefit pension plan, net of tax	0.2	0.2	0.5	0.5
Unrealized loss on available-for-sale securities, net of tax	(11.4)	(2.0)	(43.0)	(4.9)
Other comprehensive loss, net of tax	(11.2)	(1.8)	(42.5)	(4.4)
Comprehensive income	$104.8	$170.8	$313.4	$196.5

See accompanying notes to consolidated financial statements.

Quarterly Report	5

Part I. Financial Information
Consolidated Statements of Stockholders’ Equity
(In millions)

	Three Months Ended June 30, 2022
	(Unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Stockholders’ Equity
	Shares	Amount
Balance, April 1, 2022	71.9	$0.7	$2,254.2	$(54.3)	$(2,579.2)	$4,554.9	$4,176.3
Net income	—	—	—	—	—	116.0	116.0
Unrealized losses on available-for-sale securities	—	—	—	(11.4)	—	—	(11.4)
Defined benefit pension plan	—	—	—	0.2	—	—	0.2
Exercise of stock options	0.2	—	23.9	—	—	—	23.9
Share-based compensation	—	—	13.4	—	—	—	13.4
Balance, June 30, 2022	72.1	$0.7	$2,291.5	$(65.5)	$(2,579.2)	$4,670.9	$4,318.4

	Three Months Ended June 30, 2021
	(Unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Stockholders’ Equity
	Shares	Amount
Balance, April 1, 2021	71.4	$0.7	$2,173.2	$(16.8)	$(2,579.2)	$3,867.5	$3,445.4
Net income	—	—	—	—	—	172.6	172.6
Unrealized losses on available-for-sale securities	—	—	—	(2.0)	—	—	(2.0)
Defined benefit pension plan	—	—	—	0.2	—	—	0.2
Restricted stock units (RSUs) withheld for taxes	—	—	(0.2)	—	—	—	(0.2)
Exercise of stock options	0.1	—	10.8	—	—	—	10.8
Share-based compensation	—	—	12.7	—	—	—	12.7
Balance, June 30, 2021	71.5	$0.7	$2,196.5	$(18.6)	$(2,579.2)	$4,040.1	$3,639.5

	Six Months Ended June 30, 2022
	(Unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2022	71.7	$0.7	$2,245.4	$(23.0)	$(2,579.2)	$4,315.0	$3,958.9
Net income	—	—	—	—	—	355.9	355.9
Unrealized losses on available-for-sale securities	—	—	—	(43.0)	—	—	(43.0)
Defined benefit pension plan	—	—	—	0.5	—	—	0.5
Shares issued under employee stock purchase plan (ESPP)	—	—	3.3	—	—	—	3.3
RSUs withheld for taxes	—	—	(11.1)	—	—	—	(11.1)
Common stock issued for RSUs vested	0.1	—	—	—	—	—	—
Exercise of stock options	0.3	—	28.2	—	—	—	28.2
Share-based compensation	—	—	25.7	—	—	—	25.7
Balance, June 30, 2022	72.1	$0.7	$2,291.5	$(65.5)	$(2,579.2)	$4,670.9	$4,318.4

6	United Therapeutics, a public benefit corporation

Part I. Financial Information

	Six Months Ended June 30, 2021
	(Unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2021	71.1	$0.7	$2,148.7	$(14.2)	$(2,579.2)	$3,839.2	$3,395.2
Net income	—	—	—	—	—	200.9	200.9
Unrealized losses on available-for-sale securities	—	—	—	(4.9)	—	—	(4.9)
Defined benefit pension plan	—	—	—	0.5	—	—	0.5
Shares issued under ESPP	0.1	—	2.8	—	—	—	2.8
RSUs withheld for taxes	—	—	(10.4)	—	—	—	(10.4)
Common stock issued for RSUs vested	0.1	—	—	—	—	—	—
Exercise of stock options	0.2	—	28.3	—	—	—	28.3
Share-based compensation	—	—	27.1	—	—	—	27.1
Balance, June 30, 2021	71.5	$0.7	$2,196.5	$(18.6)	$(2,579.2)	$4,040.1	$3,639.5

See accompanying notes to consolidated financial statements.

Quarterly Report	7

Part I. Financial Information
Consolidated Statements of Cash Flows
(In millions)

	Six Months Ended June 30,
	2022	2021
	(Unaudited)
Cash flows from operating activities:
Net income	$355.9	$200.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25.2	24.9
Share-based compensation expense	44.4	69.2
Impairments of investments in privately-held companies	1.7	2.3
Intangible asset impairment charges	—	113.4
Impairments of property, plant, and equipment	—	17.0
Realized gain on sale of equity securities	—	(91.9)
Other	34.6	(3.0)
Changes in operating assets and liabilities:
Accounts receivable	25.3	(16.1)
Inventories	1.1	0.8
Accounts payable and accrued expenses	13.1	2.2
Other assets and liabilities	(85.6)	(81.7)
Net cash provided by operating activities	415.7	238.0
Cash flows from investing activities:
Purchases of property, plant, and equipment	(30.5)	(26.9)
Deposits	—	(7.8)
Purchases of available-for-sale investments	(1,008.1)	(869.4)
Maturities of available-for-sale investments	510.4	694.9
Sales of available-for-sale investments	—	45.1
Sales of investments in equity securities	—	108.9
Net cash used in investing activities	(528.2)	(55.2)
Cash flows from financing activities:
Proceeds from line of credit	800.0	—
Repayment of line of credit	(800.0)	—
Payments of debt issuance costs	(7.5)	—
Proceeds from the exercise of stock options	28.2	28.3
Proceeds from the issuance of stock under ESPP	3.3	2.8
RSUs withheld for taxes	(11.1)	(10.4)
Net cash provided by financing activities	12.9	20.7
Net (decrease) increase in cash and cash equivalents	$(99.6)	$203.5
Cash and cash equivalents, beginning of period	894.8	738.7
Cash and cash equivalents, end of period	$795.2	$942.2
Supplemental cash flow information:
Cash paid for interest	$9.4	$8.1
Cash paid for income taxes	$138.1	$85.4
Non-cash investing and financing activities:
Non-cash additions to property, plant, and equipment	$12.6	$3.3

See accompanying notes to consolidated financial statements.

8	United Therapeutics, a public benefit corporation

Part I. Financial Information
Notes to Consolidated Financial Statements
June 30, 2022 (Unaudited)
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
We have approval from the U.S. Food and Drug Administration (FDA) to market the following therapies: Tyvaso® (treprostinil) Inhalation Solution (Tyvaso), Tyvaso DPI™ (treprostinil) Inhalation Powder (Tyvaso DPI), Remodulin® (treprostinil) Injection (Remodulin), Orenitram® (treprostinil) Extended-Release Tablets (Orenitram), Unituxin® (dinutuximab) Injection (Unituxin), and Adcirca® (tadalafil) Tablets (Adcirca). We also derive revenues outside the United States from sales of Tyvaso, Remodulin, and Unituxin.
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
In our management’s opinion, the accompanying consolidated financial statements contain all adjustments, including normal, recurring adjustments, necessary to fairly present our financial position as of June 30, 2022 and December 31, 2021, our statements of operations, comprehensive income, and stockholders’ equity for the three- and six-month periods ended June 30, 2022 and 2021, and our statements of cash flows for the six-month periods ended June 30, 2022 and 2021. Interim results are not necessarily indicative of results for an entire year.
Recently Issued Accounting Standards
Accounting Standards Adopted During the Period
None.
Accounting Standards Not Yet Adopted
None.

Quarterly Report	9

Part I. Financial Information
3. Investments
Marketable Investments
Available-for-Sale Debt Securities
Available-for-sale debt securities are recorded at fair value, with the portion of the unrealized gains and losses that are not credit-related included as a component of accumulated other comprehensive loss in stockholders’ equity, until realized. Available-for-sale debt securities consisted of the following (in millions):

As of June 30, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency securities	$2,594.5	$0.6	$(49.5)	$2,545.6
Corporate debt securities	566.4	0.1	(14.4)	552.1
Total	$3,160.9	$0.7	$(63.9)	$3,097.7

Reported under the following captions in our consolidated balance sheets:
Cash and cash equivalents	$44.8
Current marketable investments	1,411.0
Non-current marketable investments	1,641.9
Total	$3,097.7

As of December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency securities	$2,178.9	$2.0	$(7.3)	$2,173.6
Corporate debt securities	482.5	0.6	(2.0)	481.1
Total	$2,661.4	$2.6	$(9.3)	$2,654.7

Reported under the following captions in our consolidated balance sheets:
Cash and cash equivalents	$39.3
Current marketable investments	965.5
Non-current marketable investments	1,649.9
Total	$2,654.7

The following tables present gross unrealized losses and fair value for those available-for-sale debt securities that were in an unrealized loss position as of June 30, 2022 and December 31, 2021, aggregated by investment category and length of time that the individual securities have been in a continuous loss position (in millions):

	Less than 12 months		12 months or longer		Total
As of June 30, 2022	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency securities	$2,251.7	$(48.2)	$44.7	$(1.3)	$2,296.4	$(49.5)
Corporate debt securities	509.4	(14.0)	8.3	(0.4)	517.7	(14.4)
Total	$2,761.1	$(62.2)	$53.0	$(1.7)	$2,814.1	$(63.9)

	Less than 12 months		12 months or longer		Total
As of December 31, 2021	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency securities	$1,729.9	$(7.3)	$—	$—	$1,729.9	$(7.3)
Corporate debt securities	352.3	(2.0)	—	—	352.3	(2.0)
Total	$2,082.2	$(9.3)	$—	$—	$2,082.2	$(9.3)

10	United Therapeutics, a public benefit corporation

Part I. Financial Information
At June 30, 2022 and December 31, 2021, we held 373 and 251 available-for-sale debt securities, respectively, that were in an unrealized loss position. In assessing whether the decline in fair value at June 30, 2022 of any of these securities resulted from a credit loss, we reviewed the credit ratings for each security and consulted with the investment managers regarding the ability to hold the security until maturity. We believe that these unrealized losses are a direct result of the current interest rate environment and do not represent an indication of credit loss. We do not intend to sell the investments in unrealized loss positions prior to their maturity and it is not more likely than not that we will be required to sell these investments before recovery of their amortized cost basis. There were no impairments due to credit loss on our available-for-sale debt securities during the three and six months ended June 30, 2022 and 2021.

The following table summarizes the contractual maturities of available-for-sale debt securities (in millions). Actual maturities may differ from contractual maturities because the issuers of certain of these debt securities have the right to call the securities or prepay their obligations under the securities with or without penalties.

	As of June 30, 2022
	Amortized Cost	Fair Value
Due within one year	$1,470.8	$1,455.8
Due in one to three years	1,690.1	1,641.9
Total	$3,160.9	$3,097.7
Investments in Equity Securities with Readily Determinable Fair Values
We held investments in equity securities with readily determinable fair values of $49.0 million and $70.4 million as of June 30, 2022 and December 31, 2021, respectively, which are included in current marketable investments in our consolidated balance sheets. Changes in the fair value of publicly-traded equity securities are recorded in our consolidated statements of operations within other (expense) income, net. Refer to Note 4—Fair Value Measurements.
During the first quarter of 2021, we sold our investment in a publicly-traded company. We received $108.9 million in cash from the sale of the investment and realized a gain of $91.9 million. The gain was recorded within other (expense) income, net in our consolidated statements of operations for the six months ended June 30, 2021.
Investments in Privately-Held Companies
As of June 30, 2022 and December 31, 2021, we maintained non-controlling equity investments in privately-held companies of $29.4 million and $31.1 million, respectively, in the aggregate. We measure these investments using the measurement alternative because the fair values of these investments are not readily determinable. Under this alternative, the investments are measured at cost, less any impairment, and adjusted for any observable price changes. We include our investments in privately-held companies within other non-current assets in our consolidated balance sheets. These investments are subject to a periodic impairment review and, if impaired, the investment is measured and recorded at fair value in accordance with ASC 820, Fair Value Measurements.
During the first quarter of 2022, we identified an indicator of impairment for one of these companies. We evaluated this investment for impairment and recognized an impairment charge of $1.7 million. This impairment charge was recorded within impairments of investments in privately-held companies in our consolidated statements of operations for the six months ended June 30, 2022.
During the second quarter of 2021, we observed an indicator of impairment for our investment in two of these companies. We evaluated these investments for impairment and recognized impairment charges of $2.3 million in the aggregate. These impairment charges were recorded within impairments of investments in privately-held companies in our consolidated statements of operations.
Variable Interest Entity
Unconsolidated Variable Interest Entity
In November 2019, we entered into a supply agreement with an affiliate of DEKA Research & Development Corporation (DEKA) to manufacture and supply the Remunity® Pump to us. Under the terms of the supply agreement, we reimburse all of the affiliate’s costs to manufacture and supply the Remunity Pump. We determined that the affiliate is a variable interest entity as we are the primary customer of the affiliate and the affiliate currently relies on our reimbursement of its costs to sustain its operations. We have determined we are not the primary beneficiary of the affiliate as we do not have the power to direct or control its significant activities related to the manufacturing of medical devices. Accordingly, we have not consolidated the affiliate’s results of operations and financial position with ours. As of June 30, 2022 and December 31, 2021, our consolidated balance sheets included $10.4 million and $10.6 million of assets, respectively, related to the supply agreement. As of June 30, 2022 and December 31, 2021, our consolidated balance sheets included a $2.5 million and $2.0 million liability, respectively, for our obligation to reimburse costs related to the supply agreement. While the terms of the supply agreement expose us to various future risks of

Quarterly Report	11

Part I. Financial Information
loss given our responsibility to reimburse all costs incurred by the affiliate to manufacture and supply the Remunity Pump, we believe that our maximum exposure to loss as of June 30, 2022 as a result of our involvement with the affiliate is $10.4 million, the amount of assets related to the supply agreement noted above.
4. Fair Value Measurements
We account for certain assets and liabilities at fair value and classify these assets and liabilities within the fair value hierarchy (Level 1, Level 2, or Level 3). Our other current assets and other current liabilities have fair values that approximate their carrying values.
Assets and liabilities subject to fair value measurements are as follows (in millions):

	As of June 30, 2022
	Level 1	Level 2	Level 3	Balance
Assets
Money market funds(1)	$216.7	$—	$—	$216.7
Time deposits(1)	150.3	—	—	150.3
U.S. government and agency securities(2)	—	2,545.6	—	2,545.6
Corporate debt securities(2)	—	552.1	—	552.1
Equity securities(3)	49.0	—	—	49.0
Contingent consideration(4)	—	—	0.6	0.6
Total assets	$416.0	$3,097.7	$0.6	$3,514.3
Liabilities
Contingent consideration(5)	—	—	21.5	21.5
Total liabilities	$—	$—	$21.5	$21.5

	As of December 31, 2021
	Level 1	Level 2	Level 3	Balance
Assets
Money market funds(1)	$516.7	$—	$—	$516.7
U.S. government and agency securities(2)	—	2,173.6	—	2,173.6
Corporate debt securities(2)	—	481.1	—	481.1
Equity securities(3)	70.4	—	—	70.4
Contingent consideration(4)	—	—	1.2	1.2
Total assets	$587.1	$2,654.7	$1.2	$3,243.0
Liabilities
Contingent consideration(5)	—	—	20.8	20.8
Total liabilities	$—	$—	$20.8	$20.8
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
(3)Included in current marketable investments in our consolidated balance sheets. The fair value of these securities is based on quoted market prices for identical instruments in active markets. During the three and six months ended June 30, 2022, we recognized $47.1 million and $21.4 million of net unrealized losses, respectively, on these securities. During the three and six months ended June 30, 2021, we recognized $1.3 million of net unrealized losses and $95.5 million of net unrealized and realized gains in the aggregate, respectively, on these securities. We recorded these gains and losses in our consolidated statements of operations within other (expense) income, net. Refer to Note 3—Investments—Marketable Investments—Investments in Equity Securities with Readily Determinable Fair Values.
(4)Included in other non-current assets in our consolidated balance sheets. We estimated the fair value of contingent consideration using a Monte Carlo simulation. The Monte Carlo simulation incorporates Level 3 inputs including price volatility of peer company stocks and the probability of completing certain milestones during a specified period of time. The fair value of our contingent consideration assets decreased by $0.6 million from December 31, 2021 to June 30, 2022. The loss was recorded within other (expense) income, net in our consolidated statements of operations.
(5)Included in other current and other non-current liabilities in our consolidated balance sheets. The fair value of our contingent consideration obligations has been estimated using probability-weighted discounted cash flow models (DCFs). The DCFs incorporate

12	United Therapeutics, a public benefit corporation

Part I. Financial Information
Level 3 inputs, including estimated discount rates, that we believe market participants would consider relevant in pricing and the projected timing and amount of cash flows, which are estimated and developed, in part, based on the requirements specific to each acquisition agreement. The fair value of our contingent consideration liabilities increased by $0.7 million from December 31, 2021 to June 30, 2022. The associated expense was recorded within research and development in our consolidated statements of operations.
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
5. Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value and consist of the following, net of reserves (in millions):

	June 30, 2022	December 31, 2021
Raw materials	$19.4	$17.6
Work-in-progress	30.2	31.9
Finished goods	40.3	44.3
Total inventories	$89.9	$93.8
6. Goodwill and Other Intangible Assets
Goodwill and other intangible assets comprise the following (in millions):

	As of June 30, 2022			As of December 31, 2021
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill	$28.0	$—	$28.0	$28.0	$—	$28.0
Other intangible assets:
Technology, patents, and trade names	6.7	(5.6)	1.1	6.7	(5.6)	1.1
In-process research and development(1) (2)	15.5	—	15.5	15.5	—	15.5
Total	$50.2	$(5.6)	$44.6	$50.2	$(5.6)	$44.6
(1)In March 2021, we decided to discontinue the U.S. development of Trevyent®, due to written comments provided by the FDA in February 2021. The FDA provided these written comments following a meeting between us and the FDA to discuss our planned resubmission of our new drug application (NDA) for Trevyent in light of a complete response letter issued by the FDA in April 2020. We determined these FDA comments to be a potential indicator of impairment of our in-process research and development (IPR&D) asset related to Trevyent and fully impaired the $107.3 million IPR&D asset during the first quarter of 2021. The impairment charge was recorded within research and development in our consolidated statements of operations for the six months ended June 30, 2021.
(2)In January 2021, we decided to discontinue our research and development efforts related to biomechanical lungs. As a result of the decision, we fully impaired the IPR&D asset related to these efforts, which had a carrying value of $6.1 million, during the first quarter of 2021. The impairment charge was recorded within research and development in our consolidated statements of operations for the six months ended June 30, 2021.

Quarterly Report	13

Part I. Financial Information
7. Property, Plant, and Equipment
Property, plant, and equipment (PP&E) consists of the following (in millions):

	June 30, 2022	December 31, 2021
Land and land improvements	$134.0	$132.6
Buildings, building improvements, and leasehold improvements	619.2	612.7
Buildings under construction	76.6	55.1
Furniture, equipment, and vehicles	325.9	322.9
Subtotal	1,155.7	1,123.3
Less—accumulated depreciation	(364.3)	(342.4)
Property, plant, and equipment, net	$791.4	$780.9
In 2019, we completed construction of a new cell culture and purification facility. During the first quarter of 2021, we decided to repurpose this facility to produce autologous cells that we intend to use to cellularize lung scaffolds for clinical studies. The decision to repurpose this facility was an indicator of impairment of the facility which we evaluated during the first quarter of 2021. Based on our impairment assessment, we recorded an $11.6 million impairment charge for equipment that was disposed of when we repurposed this facility during the first quarter of 2021. During the six months ended June 30, 2021, we recorded $17.0 million of PP&E impairment charges in the aggregate, of which $15.5 million was recorded within research and development in our consolidated statements of operations and $1.5 million was recorded within selling, general, and administrative in our consolidated statements of operations. We did not record any PP&E impairment charges during the six months ended June 30, 2022.
We entered into a commercial supply agreement (Supply Agreement) with MannKind Corporation (MannKind), under which MannKind is responsible for manufacturing and supplying Tyvaso DPI to us on a cost-plus basis. Unless earlier terminated, the initial term of the Supply Agreement continues until December 31, 2031 and will thereafter be renewed automatically for additional, successive two-year terms unless either party provides notice of non-renewal. We determined that the Supply Agreement contains certain lease components and have elected the expedient to combine lease and non-lease components as a single lease component. All payment obligations under the Supply Agreement are variable in nature and we incurred costs of $7.5 million and $13.9 million thereunder during the three and six months ended June 30, 2022, respectively.
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
At our option, amounts borrowed under the 2022 Credit Agreement bear interest at either an adjusted Term Secured Overnight Finance Rate (Term SOFR) or a fluctuating base rate, in each case, plus an applicable margin determined on a quarterly basis based on our consolidated ratio of total indebtedness to EBITDA (as calculated in accordance with the 2022 Credit Agreement). To date, we have elected to calculate interest on the outstanding balance at an adjusted Term SOFR plus an applicable margin.
On March 31, 2022, we borrowed $800.0 million under the 2022 Credit Agreement, and used the funds to repay outstanding indebtedness under the 2018 Credit Agreement as discussed below under 2018 Credit Agreement.
As of June 30, 2022 and December 31, 2021, our outstanding aggregate principal balance under the 2022 Credit Agreement and the 2018 Credit Agreement, respectively, was $800.0 million, all of which was classified as a non-current liability because we do not intend to repay any portion of this amount within one year.
The 2022 Credit Agreement contains customary events of default and customary affirmative and negative covenants. As of June 30, 2022, we were in compliance with these covenants. Lung Biotechnology PBC is our only subsidiary that guarantees our obligations under the 2022 Credit Agreement though, from time to time, one or more of our other subsidiaries may be required to guarantee our obligations.
In connection with the 2022 Credit Agreement, we capitalized debt issuance costs of $7.5 million, which are being amortized to interest expense over the contractual term of the 2022 Credit Agreement. As of June 30, 2022, $3.2 million was recorded in other current assets and $12.1 million in other non-current assets in our consolidated balance sheets.

14	United Therapeutics, a public benefit corporation

Part I. Financial Information
The interest expense reported in our consolidated statements of operations for the three and six months ended June 30, 2022 and 2021 related to our borrowings under the 2022 Credit Agreement and 2018 Credit Agreement.
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
9. Share-Based Compensation
As of June 30, 2022, we have two shareholder-approved equity incentive plans: the United Therapeutics Corporation Amended and Restated Equity Incentive Plan (the 1999 Plan) and the United Therapeutics Corporation Amended and Restated 2015 Stock Incentive Plan (the 2015 Plan). The 2015 Plan provides for the issuance of up to 11,500,000 shares of our common stock pursuant to awards granted under the 2015 Plan, which includes 500,000 shares added pursuant to an amendment and restatement of the 2015 Plan approved by our shareholders in June 2022. No further awards will be granted under the 1999 Plan. We also have one equity incentive plan, the United Therapeutics Corporation 2019 Inducement Stock Incentive Plan (the 2019 Inducement Plan), that has not been approved by our shareholders, as permitted by the Nasdaq Stock Market rules. The 2019 Inducement Plan was approved by our Board of Directors in February 2019 and provides for the issuance of up to 99,000 shares of our common stock under awards granted to newly-hired employees. Currently, we grant equity-based awards to employees and members of our Board of Directors in the form of stock options and restricted stock units (RSUs) under the 2015 Plan, and we may grant RSUs to newly-hired employees under the 2019 Inducement Plan. Refer to the sections entitled Stock Options and RSUs below.
We previously issued awards under the United Therapeutics Corporation Share Tracking Awards Plan (2008 STAP) and the United Therapeutics Corporation 2011 Share Tracking Awards Plan (2011 STAP). We refer to the 2008 STAP and the 2011 STAP collectively as the STAP and awards outstanding under either of these plans as STAP awards. Refer to the section entitled STAPs below. We discontinued the issuance of STAP awards in June 2015.
In 2012, our shareholders approved the United Therapeutics Corporation Employee Stock Purchase Plan (ESPP), which is structured to comply with Section 423 of the Internal Revenue Code. Refer to the section entitled ESPP below.
The following table reflects the components of share-based compensation expense recognized in our consolidated statements of operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options	$5.6	$5.7	$11.1	$14.0
RSUs	7.4	6.5	13.7	12.2
STAP awards	52.1	16.4	18.7	42.1
ESPP	0.4	0.5	0.9	0.9
Total share-based compensation expense before tax	$65.5	$29.1	$44.4	$69.2
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
The following weighted average assumptions were used in estimating the fair value of stock options granted to employees during the six months ended June 30, 2022 and 2021:

	June 30, 2022	June 30, 2021
Expected term of awards (in years)	6.0	6.0
Expected volatility	32.3%	32.7%
Risk-free interest rate	2.1%	1.1%
Expected dividend yield	—%	—%

Quarterly Report	15

Part I. Financial Information
A summary of the activity and status of stock options under our equity incentive plans during the six-month period ended June 30, 2022 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2022	7,317,978	$126.73
Granted	17,619	178.82
Exercised	(240,873)	117.35
Forfeited/canceled	(2,500)	130.48
Outstanding at June 30, 2022	7,092,224	$127.17	4.1	$769.3
Exercisable at June 30, 2022	5,696,950	$125.80	3.9	$625.8
Unvested at June 30, 2022	1,395,274	$132.79	4.9	$143.5
The weighted average fair value of a stock option granted during each of the six-month periods ended June 30, 2022 and June 30, 2021 was $63.07 and $54.63, respectively. These stock options have an aggregate grant date fair value of $1.1 million and $0.8 million, respectively. The total grant date fair value of stock options that vested during the six-month periods ended June 30, 2022 and June 30, 2021 was $14.6 million and $49.7 million, respectively.
Total share-based compensation expense related to stock options is recorded as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of product sales	$—	$—	$—	$0.1
Research and development	—	0.2	0.1	0.4
Selling, general, and administrative	5.6	5.5	11.0	13.5
Share-based compensation expense before taxes	5.6	5.7	11.1	14.0
Related income tax benefit	(0.2)	(0.2)	(0.3)	(0.5)
Share-based compensation expense, net of taxes	$5.4	$5.5	$10.8	$13.5
As of June 30, 2022, unrecognized compensation cost related to stock options was $15.7 million. Unvested outstanding stock options as of June 30, 2022 had a weighted average remaining vesting period of 0.9 years.
Stock option exercise data is summarized below (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Number of options exercised	202,314	80,650	240,873	213,439
Cash received	$23.9	$10.8	$28.2	$28.3
Total intrinsic value of options exercised	$21.2	$4.7	$24.3	$9.4
RSUs
Each RSU entitles the recipient to one share of our common stock upon vesting. We measure the fair value of RSUs using the stock price on the date of grant. Share-based compensation expense for RSUs is recorded ratably over their vesting period.

16	United Therapeutics, a public benefit corporation

Part I. Financial Information
A summary of the activity with respect to, and status of, RSUs during the six-month period ended June 30, 2022 is presented below:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested at January 1, 2022	390,539	$129.76
Granted	295,268	187.20
Vested	(182,552)	120.80
Forfeited/canceled	(16,831)	153.60
Unvested at June 30, 2022	486,424	$167.16
Total share-based compensation expense related to RSUs is recorded as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of product sales	$0.6	$0.5	$1.2	$1.0
Research and development	2.8	2.2	4.8	4.0
Selling, general, and administrative	4.0	3.8	7.7	7.2
Share-based compensation expense before taxes	7.4	6.5	13.7	12.2
Related income tax benefit	(1.8)	(1.6)	(3.3)	(2.9)
Share-based compensation expense, net of taxes	$5.6	$4.9	$10.4	$9.3
As of June 30, 2022, unrecognized compensation cost related to the grant of RSUs was $70.6 million. Unvested outstanding RSUs as of June 30, 2022 had a weighted average remaining vesting period of 3.1 years.
STAPs
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
The aggregate STAP liability balance was $95.3 million and $102.4 million at June 30, 2022 and December 31, 2021, respectively, all of which was classified as a current liability in our consolidated balance sheets.
Estimating the fair value of STAP awards requires the use of certain inputs that can materially impact the determination of fair value and the amount of compensation expense we recognize. Inputs used in estimating fair value include the price of our common stock, the expected volatility of the price of our common stock, the risk-free interest rate, the expected term of STAP awards, and the expected dividend yield. The fair value of the STAP awards is measured at the end of each financial reporting period because the awards are settled in cash.
The table below includes the weighted average assumptions used to measure the fair value of the outstanding STAP awards:

	June 30, 2022	June 30, 2021
Expected term of awards (in years)	1.1	1.4
Expected volatility	34.0%	31.2%
Risk-free interest rate	2.8%	0.2%
Expected dividend yield	—%	—%
The closing price of our common stock was $235.64 and $179.41 on June 30, 2022 and June 30, 2021, respectively. The closing price of our common stock was $216.08 on December 31, 2021.

Quarterly Report	17

Part I. Financial Information
A summary of the activity and status of STAP awards during the six-month period ended June 30, 2022 is presented below:

	Number of Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2022	1,093,560	$123.89
Granted	—	—
Exercised	(326,893)	106.99
Forfeited/canceled	(354)	148.82
Outstanding at June 30, 2022	766,313	$131.09	2.2	$80.1
Exercisable at June 30, 2022	756,313	$132.12	2.2	$78.3
Unvested at June 30, 2022	10,000	$52.57	0.4	$1.8
Share-based compensation expense recognized in connection with STAP awards is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of product sales	$1.9	$0.8	$0.7	$1.9
Research and development	11.5	2.3	5.5	6.6
Selling, general, and administrative	38.7	13.3	12.5	33.6
Share-based compensation expense before taxes	52.1	16.4	18.7	42.1
Related income tax benefit	(10.5)	(2.6)	(3.9)	(7.5)
Share-based compensation expense, net of taxes	$41.6	$13.8	$14.8	$34.6
Cash paid to settle STAP exercises during the six-month periods ended June 30, 2022 and June 30, 2021 was $25.7 million and $42.2 million, respectively.
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

18	United Therapeutics, a public benefit corporation

Part I. Financial Information
The components of basic and diluted earnings per common share comprised the following (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income	$116.0	$172.6	$355.9	$200.9
Denominator:
Weighted average outstanding shares — basic	45.4	44.8	45.3	44.7
Effect of dilutive securities(1):
Stock options, RSUs, and ESPP	2.7	2.5	2.6	2.2
Weighted average shares — diluted(2)	48.1	47.3	47.9	46.9
Net income per common share:
Basic	$2.56	$3.85	$7.86	$4.49
Diluted	$2.41	$3.65	$7.43	$4.28

Stock options and RSUs excluded from calculation(2)	—	—	—	0.1
(1)Calculated using the treasury stock method.
(2)The common shares underlying certain stock options and RSUs have been excluded from the computation of diluted earnings per share because their impact would be anti-dilutive.
11. Income Taxes
Our effective income tax rate (ETR) for the six months ended June 30, 2022 and 2021 was 23 percent and 19 percent, respectively. Our ETR for the six months ended June 30, 2022 increased compared to the ETR for the six months ended June 30, 2021 primarily due to an increase in the valuation allowance in the current period compared to a decrease in the prior period.
We record interest and penalties related to uncertain tax positions as a component of income tax expense. As of June 30, 2022 and December 31, 2021, our total liability for unrecognized tax benefits, including related interest, was approximately $4.4 million and $3.9 million, respectively. The total amount of unrecognized tax benefits relating to our tax positions is subject to change based on future events and it is reasonably possible that the balance could change significantly over the next 12 months. Given the uncertainty of future events, we are unable to reasonably estimate the range of possible adjustments to our unrecognized tax benefits.
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

Quarterly Report	19

Part I. Financial Information
Net product sales, cost of product sales, and gross profit for each of our commercial products were as follows (in millions):

	Three Months Ended June 30,
2022	Tyvaso(1)	Remodulin(2)	Orenitram	Unituxin	Adcirca	Total
Net product sales	$201.0	$132.0	$79.0	$44.5	$10.4	$466.9
Cost of product sales	6.5	8.6	6.4	3.5	4.7	29.7
Gross profit	$194.5	$123.4	$72.6	$41.0	$5.7	$437.2

2021
Net product sales	$153.8	$139.8	$76.2	$53.1	$23.6	$446.5
Cost of product sales	9.7	8.4	3.8	5.0	10.3	37.2
Gross profit	$144.1	$131.4	$72.4	$48.1	$13.3	$409.3

	Six Months Ended June 30,
2022	Tyvaso(1)	Remodulin(2)	Orenitram	Unituxin	Adcirca	Total
Net product sales	$373.0	$263.7	$161.8	$100.1	$20.2	$918.8
Cost of product sales	12.7	15.8	11.6	6.8	8.7	55.6
Gross profit	$360.3	$247.9	$150.2	$93.3	$11.5	$863.2

2021
Net product sales	$276.8	$270.0	$148.6	$97.0	$33.2	$825.6
Cost of product sales	12.8	16.6	7.9	8.6	14.3	60.2
Gross profit	$264.0	$253.4	$140.7	$88.4	$18.9	$765.4
(1) Net product sales and cost of product sales include both the drug product and the respective inhalation devices for both Tyvaso and Tyvaso DPI.
(2) Net product sales and cost of product sales include sales of infusion devices, such as the Remunity Pump.
Geographic revenues are determined based on the country in which our customers (distributors) are located. Total revenues from external customers by geographic area are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
United States	$440.4	$411.7	$850.2	$766.0
Rest of World(1)	26.5	34.8	78.6	59.6
Total(1)	$466.9	$446.5	$928.8	$825.6
(1) Includes other revenue of $10.0 million for the six months ended June 30, 2022, reflecting an up-front payment from an international distributor.
We recorded revenue from three distributors in the United States that exceeded ten percent of total revenues. Revenue from these three distributors as a percentage of total revenues is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Distributor 1	51%	48%	49%	50%
Distributor 2	31%	29%	30%	27%
Distributor 3	9%	11%	10%	11%
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

20	United Therapeutics, a public benefit corporation

Part I. Financial Information
plaintiffs’ efforts to launch their generic version of Remodulin. In particular, the complaint alleged that we and Smiths Medical unlawfully impeded competition by entering into an agreement to produce CADD-MS®3 cartridges specifically for the delivery of subcutaneous Remodulin for our patients, without making these cartridges available for the delivery of Sandoz’s generic version of Remodulin. On March 30, 2020, the plaintiffs filed an amended complaint to add a count alleging that we breached our earlier patent settlement agreement with Sandoz by refusing to grant Sandoz access to cartridges purchased for our patients.
Smiths Medical was dismissed from the case in November 2020, based on a settlement resolving the disputes between the plaintiffs and Smiths Medical. As part of this settlement, Smiths Medical paid the plaintiffs $4.25 million, disclosed and made available to the plaintiffs certain specifications and other information related to the MS-3 cartridges, and granted to the plaintiffs a non-exclusive, royalty-free license in the United States to Smiths Medical’s patents and copyrights associated with the MS-3 cartridges and certain other information related to the MS-3 pumps and cartridges.
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
Litigation with Liquidia Technologies, Inc.
On March 30, 2020, Liquidia Technologies, Inc. (Liquidia) filed two petitions for inter partes review (IPR) with the Patent Trial and Appeal Board (PTAB) of the U.S. Patent and Trademark Office (USPTO). In its petitions, Liquidia sought to invalidate U.S. Patent Nos. 9,604,901 (the ’901 patent) and 9,593,066 (the ’066 patent), both of which relate to a method of making treprostinil, the active pharmaceutical ingredient in Tyvaso, Tyvaso DPI, Remodulin, and Orenitram. These patents were issued in March 2017 and are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations publication, also known as the Orange Book, for Tyvaso, Tyvaso DPI, Remodulin, and Orenitram. In October 2020, the PTAB declined to institute IPR proceedings on the ’066 patent because Liquidia failed to establish a reasonable likelihood of prevailing on any claim relating to the ’066 patent. The PTAB instituted IPR proceedings on the ’901 patent in October 2020 and issued a final written decision in October 2021. The final written decision found that Liquidia had proven the invalidity of seven of the claims of the ‘901 patent, but failed to prove the invalidity of two other claims. Each party has the right to appeal this decision until August 16, 2022, and no cancelation of claims takes effect until resolution of any appeals.
In January 2020, Liquidia submitted an NDA to the FDA for approval of Yutrepia, a dry powder inhalation formulation of treprostinil, to treat pulmonary arterial hypertension (PAH). This NDA was submitted under the 505(b)(2) regulatory pathway with Tyvaso as the reference listed drug. In November 2021, the FDA granted tentative approval of Liquidia’s NDA.
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
On June 4, 2020, we filed a lawsuit in the U.S. District Court for the District of Delaware against Liquidia for infringement of the ’901 patent and the ’066 patent, both of which expire in December 2028. We filed our lawsuit within 45 days of receipt of notice from Liquidia of its NDA filing. As a result, under the Hatch-Waxman Act, the FDA is precluded by regulation from approving Liquidia’s NDA for up to 30 months or until the resolution of the litigation, whichever occurs first. In July 2020, Liquidia filed an answer to our complaint that included counterclaims alleging, among other things, that the patents at issue in the litigation are not valid and will not be infringed by the commercial manufacture, use or sale of Yutrepia.
In July 2020, the USPTO issued a new patent to us related to Tyvaso. The new patent, U.S. Patent No. 10,716,793 (the ’793 patent), expires in May 2027, and is listed in the Orange Book for Tyvaso. In July 2020, we filed an amended complaint against Liquidia to include a claim for infringement of the ’793 patent. The ’793 patent relates to a method of administering treprostinil via inhalation and includes claims covering the dosing regimen used to administer Tyvaso. In August 2020, Liquidia filed an answer to our

Quarterly Report	21

Part I. Financial Information
amended complaint that repeated its defenses and counterclaims and added new defenses and counterclaims related to the ’793 patent. In August 2020, we filed a motion to dismiss Liquidia’s invalidity defenses with respect to the ’793 patent based on assignor estoppel. The court denied our motion, finding that it was too early in the case to conclusively resolve the issue given the fact-intensive inquiry that is necessary. In December 2021, we filed a stipulation that the ’901 patent is not infringed by Liquidia based on the court’s claim construction ruling. That stipulation is subject to our right to appeal the court’s claim construction at the appropriate time. In January 2022, Liquidia filed a motion for summary judgment arguing that the ’901 and ’066 patents are invalid based on collateral estoppel due to an earlier decision invalidating a related patent, U.S. Patent No. 8,497,393. The court denied Liquidia’s motion for summary judgment.
Trial took place during March 28-31, 2022. No claim or defense was resolved at trial other than Liquidia’s indefiniteness defense, and the court entered judgment in our favor on that defense during trial. Post-trial briefing is complete, and we expect the court to issue its decision sometime before the expiration of the 30-month stay in October 2022.
In January 2021, Liquidia filed another petition for IPR with the PTAB. In its petition, Liquidia sought to invalidate the ’793 patent. On July 19, 2022, the PTAB issued a final written decision finding all claims of the ’793 patent to be unpatentable. We have the right to appeal this decision. We also have the right to request a rehearing, if we choose to do so, before any appeal. Any appeals of the PTAB’s final written decision would delay any final outcome. The PTAB’s decision does not resolve the ongoing district court litigation, and does not remove the 30-month stay.
In June 2021, we filed a motion in the patent case in the U.S. District Court for the District of Delaware to file an amended complaint adding trade secret misappropriation claims against Liquidia and a former Liquidia employee, Dr. Robert Roscigno. The court denied the motion based on a finding that adding the additional claims would impact the case schedule. Thus, we filed those claims as a separate case against Liquidia and Robert Roscigno in North Carolina state court.
We plan to vigorously enforce our intellectual property rights related to Tyvaso.
MSP Recovery Litigation
On July 27, 2020, MSP Recovery Claims, Series LLC; MSPA Claims 1, LLC; and Series PMPI, a designated series of MAO-MSO Recovery II, LLC filed a “Class Action Complaint” against Caring Voices Coalition, Inc. (CVC) and us in the U.S. District Court for the District of Massachusetts. The complaint alleged that we violated the federal Racketeer Influenced and Corrupt Organizations act and various state laws by coordinating with CVC when making donations to a PAH fund so that those donations would go towards copayment obligations for Medicare patients taking drugs manufactured and marketed by us. Plaintiffs claim to have received assignments from various Medicare Advantage health plans and other insurance entities that allow them to bring this lawsuit on behalf of those entities to recover allegedly inflated amounts they paid for our drugs. In April 2021, the court granted our motion to transfer the case to the U.S. District Court for the Southern District of Florida. Two members of the putative class, Humana Inc. and UnitedHealthcare Insurance Company, have informed us that they may bring claims directly against us to recover alleged overpayments.
In October 2021, we filed a motion for judgment on the pleadings, seeking to dismiss the plaintiffs’ claims in this litigation. On that same day, plaintiffs filed an amended complaint that includes state antitrust claims based on alleged facts similar to those raised by Sandoz and RareGen in the matter described above. The amended complaint added MSP Recovery Claims Series 44, LLC as a plaintiff and Smiths Medical and CVC as defendants. As a result of the amended complaint, the court ruled that our motion for judgment on the pleadings was moot. In December 2021, we filed a motion to dismiss all of the plaintiffs’ claims in the amended complaint, including the new antitrust claims. Smiths Medical has also filed a motion to dismiss the plaintiffs’ claims against Smiths Medical. On July 21, 2022, the magistrate judge in the case issued a report and recommendation that the court grant both our and Smiths Medical’s motions to dismiss without prejudice. The parties have the right to file objections to the report and recommendation by August 4, 2022. The court has set a case schedule with trial commencing in June 2024, if the motions to dismiss are not granted by the court.
We intend to vigorously defend against this lawsuit.
Patent Litigation with ANI Pharmaceuticals, Inc.
In February 2021, we received a Paragraph IV certification notice letter from ANI Pharmaceuticals, Inc. (ANI) indicating that ANI submitted an abbreviated new drug application (ANDA) to the FDA to market a generic version of Orenitram before the expiration of 11 of our patents. ANI’s notice letter stated that the ANDA contains a Paragraph IV certification alleging that these patents are not valid, not enforceable, and/or will not be infringed by the commercial manufacture, use, or sale of the proposed product described in ANI’s ANDA submission. We responded to the ANI notice letter by filing a lawsuit against ANI in April 2021 in the U.S. District Court for the District of Delaware alleging infringement of each of the 11 patents.
We entered into a settlement agreement with ANI in May 2022, resolving the litigation without any payment obligation by either party. Under the terms of the settlement agreement, ANI is permitted to market its generic version of Orenitram in December 2027 or earlier in some circumstances.

22	United Therapeutics, a public benefit corporation

Part I. Financial Information
We previously settled litigation with Actavis Laboratories FL, Inc. (Actavis) related to its ANDA submitted to the FDA to market a generic version of Orenitram. Under our settlement agreement, Actavis is permitted to market its generic version of Orenitram in June 2027.
340B Program Litigation
We participate in the Public Health Service’s 340B drug pricing program (the 340B program), through which we sell our products at discounted prices to covered entities, including through pharmacies that have contracts with such covered entities (340B contract pharmacies). Increasing use of 340B contract pharmacies, coupled with a lack of oversight and transparency, has resulted in increased risks of 340B statutory violations related to the diversion of 340B-purchased drugs to individuals who are not patients of the 340B covered entity, and to prohibited “duplicate discounts” when 340B-purchased drugs are also billed to Medicaid. In November 2020, we notified the U.S. Health Resources and Services Administration (HRSA) that we would begin implementing narrowly-tailored 340B contract pharmacy policies with the goal of stemming abuses of the 340B program without upsetting the status quo or creating hardship for covered entities or their patients. At around the same time, a number of other manufacturers also announced their own policies aimed at stemming 340B program abuses.
In December 2020, the U.S. Department of Health and Human Services (HHS) General Counsel issued a non-binding Advisory Opinion (the Advisory Opinion) concluding that, among other things, pharmaceutical manufacturers are obligated to sell their drugs at the 340B discounted price to an unlimited number of 340B contract pharmacies. In May 2021, HRSA sent a letter to us stating that our 340B contract pharmacy policies violated the 340B statute. HRSA also sent materially similar letters to five other pharmaceutical manufacturers. We responded to that letter by clarifying our policies and requesting additional information from HRSA. To date, HRSA has not responded.
The federal government’s pronouncements regarding the use of 340B contract pharmacies have triggered a variety of litigation. In one of those cases, the court concluded that the Advisory Opinion was “legally flawed,” and in response HHS withdrew the Advisory Opinion. Notwithstanding the withdrawal of the Advisory Opinion, HRSA has made clear that it is not withdrawing its May 2021 letter to us and the threat of enforcement action.
On June 23, 2021, we commenced litigation against HRSA and HHS in the U.S. District Court for the District of Columbia seeking to vindicate the lawfulness of our 340B program contract pharmacy policies. Despite the litigation, in September 2021, HRSA sent to us, along with the other manufacturers challenging HRSA’s 340B interpretation, letters stating that HRSA is referring “this issue to the HHS Office of the Inspector General (OIG)” for potential enforcement action. We have not received any communication from the OIG regarding our 340B contract pharmacy policy. Meanwhile, the parties submitted and fully briefed cross-motions for summary judgment, and the court heard oral argument on those motions, and also similar motions in a related case involving Novartis, in October 2021. In November 2021, the court granted our motion for summary judgment in part, and issued a decision holding that the HRSA letters threatening enforcement action “contain legal reasoning that rests upon an erroneous reading of Section 340B.” The court explained that “[t]he statute’s plain language, purpose, and structure do not prohibit drug manufacturers from attaching any conditions to the sales of covered drugs through contract pharmacies. Nor do they permit all conditions. Accordingly, any future enforcement action must rest on a new statutory provision, a new legislative rule, or a well-developed legal theory that Section 340B precludes the specific conditions at issue here.” HRSA and HSS appealed to the U.S. Court of Appeals for the District of Columbia Circuit in December 2021, and the appeal is pending. No date for oral argument has been set.
Litigation involving other manufacturers is also moving forward in parallel with our case, and some of the decisions issued in those cases have reached different conclusions regarding HRSA’s and HHS’s interpretation of the 340B statute than our case.
We intend to vigorously defend our 340B program contract pharmacy policies.
14. Priority Review Voucher
In December 2020, we entered into an agreement to acquire a rare pediatric disease priority review voucher for $105.0 million. In January 2021, we closed the transaction and expensed the $105.0 million within research and development in our consolidated statements of operations for the first quarter of 2021. We redeemed the voucher in connection with our submission of the NDA for Tyvaso DPI in April 2021.

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
•Expectations of revenues, expenses, profitability, cash flows, and growth in the number of patients being treated with our products, including anticipated growth in the number of Tyvaso patients as a result of the expansion of its label to include pulmonary hypertension associated with interstitial lung disease (PH-ILD) and anticipated growth in revenues following the recent launch of Tyvaso DPI;
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
•The timing and outcome of ongoing litigation, including the lawsuit filed against us by Sandoz, Inc. (Sandoz) and Liquidia PAH, LLC (formerly known as RareGen, LLC) (RareGen); our patent and trade secret litigation with Liquidia Technologies, Inc. (Liquidia) related to its new drug application (NDA) for Yutrepia; our litigation with MSP Recovery Claims, Series LLC, and related entities; and our litigation with the U.S. Department of Health and Human Services (HHS) and the U.S. Health Resource Services Administration (HRSA) related to the Public Health Service’s 340B drug pricing program (the 340B program);
•The impact of competing therapies on sales of our commercial products, including the impact of generic versions of Adcirca and Remodulin; established therapies such as Uptravi; and newly-developed therapies;
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
Overview of Marketed Products
We market and sell the following commercial products:
•Tyvaso, an inhaled formulation of the prostacyclin analogue treprostinil, approved by the FDA and regulatory authorities in Argentina and Israel to improve exercise ability in patients with pulmonary arterial hypertension (PAH). Tyvaso was also approved by the FDA in March 2021 to improve exercise ability in patients with PH-ILD. In May 2022, we also obtained FDA approval of Tyvaso DPI to treat PAH and PH-ILD, and we initiated commercial shipments of Tyvaso DPI to our distributors in June 2022.
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
Revenues
Our net product sales consist of sales of the commercial products noted above, together with associated sales of delivery devices (in the case of Remodulin, Tyvaso, and Tyvaso DPI), and up-front and milestone payments by our distributors. We have entered into separate, non-exclusive distribution agreements with Accredo Health Group, Inc. and its affiliates (Accredo) and Caremark, L.L.C. (CVS Specialty) to distribute Tyvaso, Tyvaso DPI, Remodulin, the Remunity Pump, and Orenitram in the United States, and we have entered into an exclusive distribution agreement with ASD Specialty Healthcare, Inc., an affiliate of AmerisourceBergen Corporation, to distribute Unituxin in the United States. We recently amended our agreements with Accredo and CVS Specialty to include the distribution of Tyvaso DPI. We also sell Tyvaso, Remodulin, and Unituxin to distributors internationally. We sell Adcirca through the pharmaceutical wholesale network of Eli Lilly and Company (Lilly). To the extent we have increased the price of any of these products, increases have typically been in the single-digit percentages per year, except for Adcirca, the price of which is set solely by Lilly.
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
We settled litigation with Sandoz related to its abbreviated new drug application (ANDA) seeking FDA approval to market a generic version of Remodulin and in March 2019, Sandoz announced the availability of its generic product in the United States. We have also entered into similar settlement agreements with other generic companies, some of which have also launched sales of generic versions of Remodulin. Through June 30, 2022, we have seen minimal erosion of Remodulin sales as a result of generic treprostinil competition in the United States. We are currently engaged in litigation with Sandoz and its marketing

Quarterly Report	25

Part I. Financial Information
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
Tyvaso and Orenitram—Potential Future Generic Competition
We also settled litigation with Watson Laboratories, Inc. (Watson) and Actavis Laboratories FL, Inc. (Actavis) related to their ANDAs seeking FDA approval to market generic versions of Tyvaso and Orenitram, respectively, before the expiration of certain of our U.S. patents. Under the settlement agreements, Watson and Actavis can market their generic versions of Tyvaso and Orenitram in the United States beginning in January 2026 and June 2027, respectively, although they may be permitted to enter the market earlier under certain circumstances. In May 2022, we settled litigation with ANI Pharmaceuticals, Inc. (ANI) regarding its ANDA seeking FDA approval to market a generic version of Orenitram. Under the settlement agreements, ANI can market its generic version of Orenitram in the United States beginning in December 2027, although it may be permitted to enter the market earlier under certain circumstances. Competition from these generic companies could reduce our net product sales and profits.
Liquidia—Yutrepia
We are engaged in patent litigation with Liquidia concerning three patents related to Tyvaso. The litigation is proceeding in parallel in two fora: (1) federal district court; and (2) the Patent Trial and Appeal Board (PTAB) of the U.S. Patent and Trademark Office.
As background, in January 2020 Liquidia submitted its initial NDA to the FDA for approval of Yutrepia™ (formerly known as LIQ861), a dry powder formulation of treprostinil for inhalation. The Yutrepia NDA was submitted under the 505(b)(2) regulatory pathway with Tyvaso as the reference listed drug, and received tentative approval from the FDA in November 2021. If and when Liquidia launches Yutrepia, it would compete directly with Tyvaso, Tyvaso DPI, and our other treprostinil-based products.
Following the initial submission of the Yutrepia NDA, we filed a lawsuit in federal district court against Liquidia for infringement of three of our patents. As a result, the FDA is automatically precluded from granting final approval of Liquidia’s NDA for up to 30 months (a period that expires in October 2022) or until final judgment is issued in the district court litigation, whichever occurs first. Liquidia contends that each asserted claim of these three patents is invalid and/or not infringed by Yutrepia. The trial was held during March 28-31, 2022, and we expect the court to issue a decision sometime between now and October of 2022.
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
•U.S. Patent No. 10,716,793: In August 2021, the PTAB instituted IPR proceedings related to this patent. In July 2022, the PTAB issued a final written decision finding all claims of this patent to be unpatentable. We have the right to appeal this decision. We also have the right to request a rehearing, if we choose to do so, prior to any appeal. All claims of this patent remain valid until any IPR appeals are exhausted.
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

26	United Therapeutics, a public benefit corporation

Part I. Financial Information
General
We intend to vigorously enforce our intellectual property rights related to our products. However, we may not prevail in defending our patent rights, and additional challenges from other ANDA filers or other challengers may surface with respect to our products. Our patents could be invalidated, found unenforceable, or found not to cover one or more generic forms of our products. If any ANDA filer or filer of a 505(b)(2) NDA for a branded treprostinil product were to receive approval to sell its treprostinil product and/or prevail in any patent litigation, our affected product(s) would become subject to increased competition. Patent expiration, patent litigation, and competition from generic or other branded treprostinil manufacturers could have a significant, adverse impact on our treprostinil-based product revenues — including the anticipated revenues from new products such as Tyvaso DPI — our profits, and our stock price. These potential effects are inherently difficult to predict. For additional discussion, refer to the risk factor entitled, Our intellectual property rights may not effectively deter competitors from developing competing products that, if successful, could have a material adverse effect on our revenues and profits, contained in Part II, Item 1A—Risk Factors included in this Quarterly Report on Form 10-Q.
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
The fair value of STAP awards and stock options is measured using inputs and assumptions under the Black-Scholes-Merton model. The fair value of restricted stock units is measured using our stock price on the date of grant. Although we no longer grant STAP awards, we had approximately 0.8 million STAP awards outstanding as of June 30, 2022. We account for STAP awards as liabilities because they are settled in cash. As such, we must re-measure the fair value of STAP awards at the end of each financial reporting period until the awards are no longer outstanding. Changes in our STAP liability resulting from such re-measurements are recorded as adjustments to share-based compensation expense and can create substantial volatility within our operating expenses from period to period. The following factors, among others, have a significant impact on the amount of

Quarterly Report	27

Part I. Financial Information
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
Select Pipeline Programs

Product	Mode of Delivery	Indication	Current Status STUDY NAME	Our Territory
Tyvaso (treprostinil)	Inhaled	PH-COPD	Phase 3 PERFECT study	Worldwide
RemoPro™ (subcutaneous prodrug)	Continuous subcutaneous	PAH	Phase 1	Worldwide
Tyvaso (treprostinil)	Inhaled	IPF	Phase 3 TETON studies	Worldwide
Ralinepag (IP receptor agonist)	Oral	PAH	Phase 3 ADVANCE studies	Worldwide, subject to out-licenses granted in certain Asian territories
Aurora-GT™ (gene therapy)	Intravenous	PAH	SAPPHIRE study (registration phase in Canada)	United States
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
We are conducting a series of phase 1 studies to develop a new prodrug called RemoPro, which is intended to enable subcutaneous delivery of treprostinil analog therapy without the site pain currently associated with subcutaneous Remodulin. As a prodrug, RemoPro is designed to be inactive in the subcutaneous tissue, which should decrease or eliminate site pain, and to metabolize into treprostinil or a treprostinil analog once it is absorbed into the blood.
Finally, we are collaborating with two medical device manufacturers to develop alternative pump systems for Remodulin.
Tyvaso — PERFECT and TETON studies
We are enrolling a phase 3 registration study called PERFECT, which is a study of Tyvaso for the treatment of WHO Group 3 pulmonary hypertension associated with chronic obstructive pulmonary disease (PH-COPD). There are presently no FDA-approved therapies indicated for treatment of PH-COPD, which we estimate affects 100,000 patients in the United States. The PERFECT study protocol was written to allow for a seamless transition from an initial crossover design (where each patient is randomized to either placebo or the active study drug, and then “crosses over” into the opposite group after a 12-week period) to a parallel design (where each patient is assigned to either placebo or the active study drug, without the need for a second, 12-week crossover period), if missing data in the second crossover period threatens the interpretability of the study. Recently, we made the decision to trigger this transition and convert the PERFECT study into a single treatment period of 12 weeks. While this has resulted in an increase in the size of the study (from 136 patients to 314 patients), we believe this decision may increase site

28	United Therapeutics, a public benefit corporation

Part I. Financial Information
and subject participation with a simpler, shorter, and more traditional study design. This change does not require a protocol amendment, and the clinical sites are still enrolling patients.
We are also enrolling a phase 3 study called TETON 1, which is a study of Tyvaso for the treatment of idiopathic pulmonary fibrosis (IPF). The primary endpoint of this study, which will be conducted entirely in the United States, is the change in absolute forced vital capacity (FVC) from baseline to week 52. The TETON 1 study was prompted by data from the INCREASE study, which demonstrated improvements in certain key parameters of lung function in pulmonary hypertension patients with fibrotic lung disease (improved absolute FVC and reduced exacerbations of underlying lung disease). Specifically, in the INCREASE study, treatment with Tyvaso resulted in significant improvements in percent predicted FVC at weeks 8 and 16, with subjects having underlying etiologies of idiopathic interstitial pneumonias (week 8: 2.0%, p=0.0373 and week 16: 2.9%; p=0.0096) and IPF (week 8: 2.5%; p=0.0380 and week 16: 3.5%; p=0.0147) showing the greatest improvement. Consistent positive effects were also observed in patients with chronic hypersensitivity pneumonitis and environmental/occupational lung disease. In May 2022, data from the INCREASE open-label, long-term extension trial were presented at a medical conference, indicating that improvements in FVC were sustained for at least 64 weeks for IPF patients. For those patients who received placebo during the INCREASE study, marked improvements in FVC were observed following transition to active Tyvaso during the open-label extension study. These data points, combined with substantial preclinical evidence of antifibrotic activity of treprostinil, suggest that Tyvaso may offer a treatment option for patients with IPF. In December 2020, the FDA granted orphan designation for treprostinil to treat IPF. In March 2022, the European Medicines Agency also granted orphan designation for treprostinil to treat IPF. We are also in the process of commencing TETON 2, which is an additional phase 3 study of Tyvaso in IPF that is similar to TETON 1, but will be conducted outside the United States.
If the PERFECT and TETON studies are successful, we also plan to seek FDA approval to expand the Tyvaso DPI label to include PH-COPD and IPF, respectively.
Tyvaso DPI
On May 24, 2022, the FDA approved our dry power formulation of inhaled treprostinil called Tyvaso DPI for treatment of PAH and PH-ILD. We developed this product under an in-license from MannKind Corporation (MannKind), and launched this product commercially in the United States in June 2022. Tyvaso DPI incorporates the dry powder formulation technology and Dreamboat® inhalation device technology used in MannKind’s Afrezza® (insulin human) Inhalation Powder product, which was approved by the FDA in 2014. We believe that this new inhaled treprostinil therapy provides substantial lifestyle benefits to PAH and PH-ILD patients, as compared with nebulized Tyvaso Inhalation Solution therapy, because it is: (1) less time consuming to administer and easier to maintain, as the device is provided in pre-filled, single use, disposable cassettes, eliminating the need for cleaning and filling; and (2) mobile and more convenient, as the compact design of the inhaler and drug cassettes used with Tyvaso DPI enables the device to easily fit into the patient’s pocket and the device does not require electricity to function.
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
In August 2021 we entered into a commercial supply agreement with MannKind (as amended, the Supply Agreement). Pursuant to the Supply Agreement, MannKind is responsible for manufacturing and supplying Tyvaso DPI to us on a cost-plus basis. Unless earlier terminated, the initial term of the Supply Agreement continues until December 31, 2031 and will thereafter be renewed automatically for additional, successive two-year terms unless we give 24 months’ written notice of non-renewal, or MannKind gives 48 months’ written notice of non-renewal, prior to the end of the initial term or any additional renewal term. In addition, each party has customary termination rights, including termination for the other party’s material breach that is not cured within a specific timeframe or in the event of liquidation, bankruptcy or insolvency of the other party.
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

Quarterly Report	29

Part I. Financial Information
compromised by PAH. This study is being conducted in Canada, and is intended to be a registration-phase study for Canadian regulatory submission. This study is sponsored by Northern Therapeutics, Inc. (Northern Therapeutics), a Canadian entity in which we have a 49.7 percent voting stake and a 71.8 percent financial stake. We have the exclusive right to pursue this technology in the United States and will evaluate seeking FDA approval of Aurora-GT if SAPPHIRE is successful. Under our agreement with Northern Therapeutics, we have funded all of the expenses of the SAPPHIRE program, and will continue to do so through the end of 2022, after which time Northern Therapeutics will be solely responsible for all future costs of the SAPPHIRE program.
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
Recently, we and our collaborators announced several key achievements in our organ manufacturing program:
•First Successful Xenotransplantation of a Porcine Heart: In January 2022, University of Maryland School of Medicine surgeons successfully transplanted an experimental, genetically-modified UHeart into a living human under an expanded access authorization by the FDA. The patient survived for approximately two months with the UHeart. In June 2022, data from this procedure were published in the New England Journal of Medicine.
•Successful UKidney and UHeart Tests in Preclinical Human Models: In September 2021, collaborators at NYU and UAB tested UThymoKidneys and UKidneys from our genetically modified pigs in brain-dead organ donors, providing preclinical evidence that genetically modified pig organs could transcend the most proximate immunological barriers to xenotransplantation. Results of the UAB experiment were published in the American Journal of Transplantation in January 2022, and results of the NYU experiments were published in the New England Journal of Medicine in May 2022.
In June and July 2022, collaborators at NYU tested two UHearts from our genetically modified pigs in brain-dead organ donors. In each case, normal function was observed for our UHearts over a three-day study period, without signs of early rejection.
•Ex-Vivo Lung Perfusion: In January 2022, we announced that more than 200 patients had received lung transplants following use of our centralized ex-vivo lung perfusion service. This number has continued to grow steadily since that time. Ex-vivo lung perfusion technology increases the number of transplantable lungs by giving surgeons the ability to assess the function of marginal lungs to determine if the lungs are suitable for transplantation. This allows for the use of lungs that would have otherwise not been transplanted.
•Drone Delivery of Organs: In October 2021, we successfully completed the first-ever drone delivery of a lung for transplant at Toronto General Hospital, demonstrating the feasibility of our goal of delivering our manufactured organs with zero carbon footprint aircraft.

30	United Therapeutics, a public benefit corporation

Part I. Financial Information
Future Prospects
We anticipate that overall revenue growth over the near-term will be driven primarily by: (1) growth in sales of Tyvaso as a result of the expansion of its label to include PH-ILD and the commercial launch of Tyvaso DPI; (2) continued growth in the number of patients prescribed with Orenitram following our expansion of the Orenitram label to reflect the results of the FREEDOM-EV study; and (3) modest price increases for some of our products; partially offset by further generic erosion of Adcirca sales. We believe that additional revenue growth in the medium- and longer-term will be driven by commercializing four key therapeutic platforms in our pipeline, which are comprised of the enabling technologies described below, among others:

Platform	Enabling Technologies
Tyvaso and Tyvaso DPI (inhaled treprostinil)	PERFECT study, TETON studies
Remodulin (parenteral treprostinil)	RemoPro, next-generation Remunity system, alternative pump systems
New Chemical Entities and New Biologics	Ralinepag
Organ Manufacturing and Transplantation	Xenotransplantation, three-dimensional organ bioprinting, regenerative medicine, ex-vivo lung perfusion
For further details regarding our research and development initiatives, refer to the section above entitled Research and Development.
Our ability to achieve our objectives, grow our business, and maintain profitability will depend on many factors, including among others: (1) the timing and outcome of preclinical research, clinical trials, and regulatory approval applications for products we develop; (2) the timing and degree of our success in commercially launching new products; (3) the demand for our products; (4) the price of our products and the reimbursement of our products by public and private health insurance organizations; (5) the competition we face within our industry, including competition from generic companies and new therapies; (6) our ability to effectively manage our business in an increasingly complex legal and regulatory environment; (7) our ability to defend against challenges to our patents; (8) the duration and severity of the COVID-19 pandemic; and (9) the risks identified in Part II, Item 1A—Risk Factors, included in this Quarterly Report on Form 10-Q.
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

Part I. Financial Information
Results of Operations
Three and Six Months Ended June 30, 2022 and June 30, 2021
Revenues
The table below presents the components of total revenues (dollars in millions):

	Three Months Ended June 30,		Dollar Change	Percentage Change	Six Months Ended June 30,		Dollar Change	Percentage Change
	2022	2021			2022	2021
Net product sales:
Tyvaso	$201.0	$153.8	$47.2	31%	$373.0	$276.8	$96.2	35%
Remodulin	132.0	139.8	(7.8)	(6)%	263.7	270.0	(6.3)	(2)%
Orenitram	79.0	76.2	2.8	4%	161.8	148.6	13.2	9%
Unituxin	44.5	53.1	(8.6)	(16)%	100.1	97.0	3.1	3%
Adcirca	10.4	23.6	(13.2)	(56)%	20.2	33.2	(13.0)	(39)%
Other	—	—	—	NM(1)	10.0	—	10.0	NM(1)
Total revenues	$466.9	$446.5	$20.4	5%	$928.8	$825.6	$103.2	13%
(1) Calculation is not meaningful.
Net product sales from our treprostinil-based products (Tyvaso, Remodulin, and Orenitram) grew by $42.2 million and $103.1 million for the three and six months ended June 30, 2022, respectively, as compared to the same periods in 2021.
Tyvaso net product sales for the three and six months ended June 30, 2022 increased as compared to the same periods in 2021, primarily due to an increase in quantities sold, reflecting an increased number of patients following the PH-ILD label expansion.
Remodulin net product sales for the six months ended June 30, 2022 decreased as compared to the same period in 2021, driven by a $10.5 million decrease in U.S. Remodulin net product sales, partially offset by a $4.2 million increase in international Remodulin net product sales. The decrease in U.S. Remodulin net product sales was primarily due to a decrease in quantities sold, partially offset by lower gross-to-net deductions. The increase in international Remodulin net product sales was primarily due to the timing of orders by our international distributors and does not precisely reflect trends in underlying patient demand.
Orenitram net product sales for the six months ended June 30, 2022 increased as compared to the same period in 2021, primarily due to a price increase and, to a lesser extent, lower gross-to-net deductions.
Unituxin net product sales for the three months ended June 30, 2022 decreased as compared to the same periods in 2021, due to a decrease in quantities sold, partially offset by a price increase. The decrease in quantities sold was primarily due to the timing of orders by our distributors and does not precisely reflect trends in underlying patient demand.
Adcirca net product sales for the three and six months ended June 30, 2022, decreased as compared to the same periods in 2021, primarily due to higher gross-to-net deductions and, to a lesser extent, a decline in quantities sold as a result of generic competition for Adcirca.

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

32	United Therapeutics, a public benefit corporation

Part I. Financial Information

	Three Months Ended June 30, 2022
	Rebates and Chargebacks	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, April 1, 2022	$65.5	$3.3	$6.1	$6.9	$81.8
Provisions attributed to sales in:
Current period	47.7	10.7	—	8.3	66.7
Prior periods	(2.0)	—	—	1.1	(0.9)
Payments or credits attributed to sales in:
Current period	(4.9)	(7.3)	—	(1.5)	(13.7)
Prior periods	(35.5)	(3.2)	(0.8)	(5.0)	(44.5)
Balance, June 30, 2022	$70.8	$3.5	$5.3	$9.8	$89.4

	Three Months Ended June 30, 2021
	Rebates and Chargebacks	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, April 1, 2021	$56.3	$2.9	$12.3	$5.2	$76.7
Provisions attributed to sales in:
Current period	50.5	10.2	—	5.1	65.8
Prior periods	1.4	—	(3.1)	1.6	(0.1)
Payments or credits attributed to sales in:
Current period	(4.0)	(6.9)	—	(0.9)	(11.8)
Prior periods	(42.9)	(2.8)	(0.6)	(5.8)	(52.1)
Balance, June 30, 2021	$61.3	$3.4	$8.6	$5.2	$78.5

	Six Months Ended June 30, 2022
	Rebates and Chargebacks	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, January 1, 2022	$67.8	$3.8	$6.3	$7.9	$85.8
Provisions attributed to sales in:
Current period	93.3	20.6	—	16.6	130.5
Prior periods	(4.2)	(0.5)	—	0.5	(4.2)
Payments or credits attributed to sales in:
Current period	(30.1)	(17.2)	—	(6.8)	(54.1)
Prior periods	(56.0)	(3.2)	(1.0)	(8.4)	(68.6)
Balance, June 30, 2022	$70.8	$3.5	$5.3	$9.8	$89.4

	Six Months Ended June 30, 2021
	Rebates and Chargebacks	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, January 1, 2021	$60.7	$3.0	$12.5	$3.7	$79.9
Provisions attributed to sales in:
Current period	92.9	19.0	—	14.4	126.3
Prior periods	0.2	—	(3.1)	0.2	(2.7)
Payments or credits attributed to sales in:
Current period	(37.1)	(15.6)	—	(8.2)	(60.9)
Prior periods	(55.4)	(3.0)	(0.8)	(4.9)	(64.1)
Balance, June 30, 2021	$61.3	$3.4	$8.6	$5.2	$78.5

Quarterly Report	33

Part I. Financial Information
Cost of Product Sales
The table below summarizes cost of product sales by major category (dollars in millions):

	Three Months Ended June 30,		Dollar Change	Percentage Change	Six Months Ended June 30,		Dollar Change	Percentage Change
	2022	2021			2022	2021
Category:
Cost of product sales	$27.1	$35.8	$(8.7)	(24)%	$53.7	$57.1	$(3.4)	(6)%
Share-based compensation expense(1)	2.6	1.4	1.2	86%	1.9	3.1	(1.2)	(39)%
Total cost of product sales	$29.7	$37.2	$(7.5)	(20)%	$55.6	$60.2	$(4.6)	(8)%
(1)Refer to Share-Based Compensation section below for discussion.
Cost of product sales, excluding share-based compensation. Cost of product sales for the three and six months ended June 30, 2022 decreased as compared to the same periods in 2021, primarily due to a decrease in royalty expense for Adcirca resulting from a decrease in Adcirca net product sales.
Research and Development
The table below summarizes research and development expense by major category (dollars in millions):

	Three Months Ended June 30,		Dollar Change	Percentage Change	Six Months Ended June 30,		Dollar Change	Percentage Change
	2022	2021			2022	2021
Category:
Research and development projects	$79.5	$69.5	$10.0	14%	$152.1	$366.7	$(214.6)	(59)%
Share-based compensation expense(1)	14.4	4.8	9.6	200%	10.8	11.3	(0.5)	(4)%
Total research and development expense	$93.9	$74.3	$19.6	26%	$162.9	$378.0	$(215.1)	(57)%
(1)Refer to Share-Based Compensation section below for discussion.
Research and development expense, excluding share-based compensation. Research and development expense for the three months ended June 30, 2022 increased as compared to the same period in 2021, primarily due to increased spending on preclinical work on technologies designed to increase the supply of transplantable organs.
Research and development expense for the six months ended June 30, 2022 decreased as compared to the same period in 2021, due to: (1) a $107.3 million IPR&D impairment charge related to our March 2021 decision to discontinue the U.S. development of Trevyent; (2) a $105.0 million purchase of a pediatric disease priority review voucher in January 2021, which we redeemed upon submission of our NDA for Tyvaso DPI; and (3) an $11.6 million impairment charge related to repurposing one of our facilities during the first quarter of 2021. These decreases in expense were partially offset by increased spending on preclinical work on technologies designed to increase the supply of transplantable organs.
Selling, General, and Administrative
The table below summarizes selling, general, and administrative expense by major category (dollars in millions):

	Three Months Ended June 30,		Dollar Change	Percentage Change	Six Months Ended June 30,		Dollar Change	Percentage Change
	2022	2021			2022	2021
Category:
General and administrative	$76.9	$72.8	$4.1	6%	$158.2	$144.4	$13.8	10%
Sales and marketing	16.1	17.1	(1.0)	(6)%	30.6	30.8	(0.2)	(1)%
Share-based compensation expense(1)	48.5	22.9	25.6	112%	31.7	54.8	(23.1)	(42)%
Total selling, general, and administrative expense	$141.5	$112.8	$28.7	25%	$220.5	$230.0	$(9.5)	(4)%
(1)Refer to Share-Based Compensation below for discussion.

34	United Therapeutics, a public benefit corporation

Part I. Financial Information
General and administrative, excluding share-based compensation. The increase in general and administrative expense for the six months ended June 30, 2022, as compared to the same period in 2021, was primarily due to: (1) an increase in legal expenses related to litigation matters; and (2) an increase in branded prescription drug fee expense associated with sales of Tyvaso.
Share-Based Compensation
The table below summarizes share-based compensation expense by major category (dollars in millions):

	Three Months Ended June 30,		Dollar Change	Percentage Change	Six Months Ended June 30,		Dollar Change	Percentage Change
	2022	2021			2022	2021
Category:
Stock options	$5.6	$5.7	$(0.1)	(2)%	$11.1	$14.0	$(2.9)	(21)%
Restricted stock units	7.4	6.5	0.9	14%	13.7	12.2	1.5	12%
STAP awards	52.1	16.4	35.7	218%	18.7	42.1	(23.4)	(56)%
Employee stock purchase plan	0.4	0.5	(0.1)	(20)%	0.9	0.9	—	—%
Total share-based compensation expense	$65.5	$29.1	$36.4	125%	$44.4	$69.2	$(24.8)	(36)%
The table below summarizes share-based compensation expense by line item in our consolidated statements of operations (dollars in millions):

	Three Months Ended June 30,		Dollar Change	Percentage Change	Six Months Ended June 30,		Dollar Change	Percentage Change
	2022	2021			2022	2021
Cost of product sales	$2.6	$1.4	$1.2	86%	$1.9	$3.1	$(1.2)	(39)%
Research and development	14.4	4.8	9.6	200%	10.8	11.3	(0.5)	(4)%
Selling, general, and administrative	48.5	22.9	25.6	112%	31.7	54.8	(23.1)	(42)%
Total share-based compensation expense	$65.5	$29.1	$36.4	125%	$44.4	$69.2	$(24.8)	(36)%
The increase in share-based compensation expense for the three months ended June 30, 2022, as compared to the same period in 2021, was primarily due to an increase in STAP expense driven by a 31 percent increase in our stock price for the three months ended June 30, 2022, as compared to a seven percent increase in our stock price for the same period in 2021. The decrease in share-based compensation expense for the six months ended June 30, 2022, as compared to the same period in 2021, was primarily due to: (1) a decrease in STAP expense driven by a nine percent increase in our stock price for the six months ended June 30, 2022, as compared to an 18 percent increase in our stock price for the same period in 2021; and (2) a decrease in stock option expense due to fewer awards outstanding in 2022. For more information, refer to Note 9—Share-Based Compensation to our consolidated financial statements.
Other (Expense) Income, Net
The change in other (expense) income, net for the three months ended June 30, 2022, as compared to the same period in 2021, was primarily due to unrealized losses on equity securities. The change in other (expense) income, net for the six months ended June 30, 2022, as compared to the same period in 2021, was primarily due to net unrealized and realized gains and losses on equity securities. During the first quarter of 2021, we sold an investment that we held in a publicly-traded company. We received $108.9 million in cash from the sale of the investment and realized a gain of $91.9 million. Refer to Note 3—Investments to our consolidated financial statements.
Income Tax Expense
Income tax expense for the six months ended June 30, 2022 and 2021 was $103.4 million and $48.1 million, respectively. Our effective income tax rate (ETR) for the six months ended June 30, 2022 and 2021 was 23 percent and 19 percent, respectively. Our ETR for the six months ended June 30, 2022 increased compared to our ETR for the six months ended June 30, 2021 primarily due to an increase in the valuation allowance in the current period compared to a decrease in the prior period.

Quarterly Report	35

Part I. Financial Information
Financial Condition, Liquidity, and Capital Resources
We have funded our operations principally through sales of our commercial products and, from time-to-time, third-party financing arrangements. We believe that our current sources of liquidity are sufficient to fund ongoing operations and future business plans as we expect aggregate growth in revenues from our commercial products. Furthermore, our customer base remains stable and we believe that it presents minimal credit risk. However, any projections of future cash flows are inherently subject to uncertainty and we may seek other forms of financing. In March 2022, we entered into a credit agreement (the 2022 Credit Agreement), which provides for unsecured revolving credit facilities of up to $2.0 billion. Our aggregate outstanding balance under the 2022 Credit Agreement, which matures in 2027, was $800.0 million and classified as a non-current liability in our consolidated balance sheet as of June 30, 2022. See Unsecured Revolving Credit Facilities below for further details.
Cash and Cash Equivalents and Marketable Investments
Cash and cash equivalents and marketable investments comprise the following (dollars in millions):

	June 30, 2022	December 31, 2021	Dollar Change	Percentage Change
Cash and cash equivalents	$795.2	$894.8	$(99.6)	(11)%
Marketable investments—current	1,460.0	1,035.9	424.1	41%
Marketable investments—non-current	1,641.9	1,649.9	(8.0)	—%
Total cash and cash equivalents and marketable investments	$3,897.1	$3,580.6	$316.5	9%
Cash Flows
Cash flows comprise the following (dollars in millions):

	Six Months Ended June 30,		Dollar Change	Percentage Change
	2022	2021
Net cash provided by operating activities	$415.7	$238.0	$177.7	75%
Net cash used in investing activities	$(528.2)	$(55.2)	$(473.0)	(857)%
Net cash provided by financing activities	$12.9	$20.7	$(7.8)	(38)%
Operating Activities
Our operating assets and liabilities consist primarily of accounts receivable, inventories, accounts payable, accrued expenses, liabilities for our STAP awards, and tax-related payables and receivables.
The increase of $177.7 million in net cash provided by operating activities for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, was primarily due to: (1) a $105.0 million purchase of a pediatric disease priority review voucher during the six months ended June 30, 2021; and (2) a $16.5 million decrease in cash paid to settle STAP awards. The remainder of the increase in cash provided by operating activities was due to other changes in assets and liabilities.
Investing Activities
The increase of $473.0 million in net cash used in investing activities for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, was primarily due to a $477.2 million increase in cash used for total purchases, sales, and maturities of marketable investments.
Financing Activities
The decrease of $7.8 million in net cash provided by financing activities for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, was primarily due to a $7.5 million increase in payments of debt issuance costs related to the 2022 Credit Agreement.
Unsecured Revolving Credit Facilities
In March 2022, we entered into the 2022 Credit Agreement, which provides for unsecured revolving credit facilities of up to $2.0 billion. On March 31, 2022, we borrowed $800.0 million under the facilities and used the funds to repay outstanding indebtedness under the then-existing credit agreement (the 2018 Credit Agreement). This balance remained outstanding as of June 30, 2022. Refer to Note 8—Debt—2022 Credit Agreement to our consolidated financial statements.

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
Item 4. Controls and Procedures
Based on their evaluation, as of June 30, 2022, our Chairperson and Chief Executive Officer and our Chief Financial Officer and Treasurer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, summarized, processed, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chairperson and Chief Executive Officer and our Chief Financial Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

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
Sales of Tyvaso, Remodulin, and Orenitram comprise the vast majority of our revenues. Substantially decreased sales of any of these products could have a material adverse impact on our operations. A wide variety of events, such as withdrawal of regulatory approvals or substantial changes in prescribing practices or dosing patterns, many of which are described in other risk factors below, could cause sales of these products to materially decline, or to grow more slowly than expected. The current and expected availability of generic versions of our products has decreased and may continue to decrease our revenues. The approval of new therapies may negatively impact sales of our current and potential new products. Sales may decrease if any third party that manufactures, markets, distributes, or sells our commercial products cannot do so satisfactorily, or we cannot manage our internal manufacturing processes. Finally, if demand for Tyvaso DPI does not meet our expectations, the revenue opportunity for our treprostinil products could be significantly lower than we expect.
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
Our clinical trials have in the past and may in the future be discontinued, delayed, canceled, or disqualified for various reasons, including: (1) the COVID-19 pandemic, which initially caused us to suspend enrollment of most of our clinical studies, and may do so again; (2) the drug is ineffective, or physicians and/or patients believe that the drug is ineffective, or that other therapies are more effective or convenient; (3) patients do not enroll in or complete clinical trials at the rate we expect; (4) we, or clinical trial sites or other third parties do not adhere to trial protocols and required quality controls under good clinical practices (GCP) regulations and similar regulations outside the United States; (5) patients experience severe side effects during treatment or die during our trials because of adverse events; and (6) the results of clinical trials conducted in a particular country are not acceptable to regulators in other countries.
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
Numerous treatments currently compete with our commercial therapies. For example, for treatment of PAH, we compete with over fifteen branded and generic drugs. Sales of a generic version of Adcirca launched in August 2018 have had a material adverse impact on our sales of Adcirca. The availability of generic versions of Remodulin in the United States could materially impact our revenues, and generic competition has materially impacted our Remodulin revenues outside the United States. Our competitors are also developing new products that may compete with ours. For example, Liquidia is developing Yutrepia, which if successful would compete directly with Tyvaso, Tyvaso DPI, and our other treprostinil-based products.

38	United Therapeutics, a public benefit corporation

Part II. Other Information
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
Our prostacyclin analogue products (Tyvaso, Tyvaso DPI, Remodulin, and Orenitram) and our oncology product (Unituxin) are expensive therapies. Specialty pharmacy distributors may not be able to obtain adequate reimbursement for our products from commercial and government payers to motivate them to support our products. Third-party payers may reduce the amount of reimbursement for our products based on changes in pricing of other therapies for the same disease or the development of new payment methodologies to cover and reimburse treatment costs, such as the use of cost-effectiveness research or value-based payment contracts. Third-party payers often encourage the use of less-expensive generic alternative therapies, which has materially impacted our Adcirca revenues and which may materially impact our Remodulin revenues. If commercial and/or government payers do not cover our products or limit payment rates, patients and physicians could choose covered competing products and may have lower out-of-pocket costs.
Our manufacturing strategy exposes us to significant risks.
We must be able to manufacture sufficient quantities of our commercial products to satisfy demand. We manufacture Remodulin, Orenitram, Tyvaso, and Unituxin, including the active ingredient in each of these products, at our own facilities and rely on third parties for additional manufacturing capacity for Remodulin and Tyvaso. We rely entirely on MannKind to manufacture Tyvaso DPI, Minnetronix Inc. to manufacture the Tyvaso Inhalation System, and DEKA to manufacture Remunity Pumps, and we rely on a variety of other third-party sole manufacturers for certain elements of our commercial and development-stage products, as detailed under the risk factor below entitled, We rely in part on third parties to perform activities that are critical to our business. If any of our internal or third-party manufacturing and supply arrangements are interrupted for compliance issues, issues related to the COVID-19 pandemic, or other reasons, we may not have sufficient inventory to meet future demand. Changes in suppliers and/or service providers could interrupt the manufacturing of our commercial products and impede the progress of our commercial launch plans and clinical trials.
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

Quarterly Report	39

Part II. Other Information
•The FDA and other regulatory agencies may not be able to timely inspect our facilities, or those of our third-party manufacturers, due to COVID-19-related delays or other reasons, which could result in delays in obtaining necessary regulatory approvals for our products.
•We may be unable to contract with needed manufacturers on satisfactory terms or at all.
•The supply of materials and components necessary to manufacture and package our products may become scarce or unavailable, which could delay the manufacturing and subsequent sale of such products. Products manufactured with substituted materials or components must be approved by the FDA and applicable international regulatory agencies before they could be sold. For example, supply disruptions caused by COVID-19 impacted DEKA’s ability to secure certain components and raw materials necessary to manufacture sufficient quantities of Remunity Pumps and accessories, delaying our ability to commence commercial sales, and ongoing global semiconductor supply disruptions could impact our third-party manufacturers’ ability to secure semiconductor chips necessary to manufacture sufficient quantities of devices required to deliver Tyvaso and Remodulin, which would have a material impact on our operations.
•Our business partners who manufacture the devices to deliver our products are subject to the FDA’s medical device requirements. Any non-compliance, recall, or enforcement action issued against them could adversely impact our sales and operations.
•The infrastructure of our internal manufacturing facilities, along with certain facilities of our third-party manufacturers, is aging. These facilities have highly sophisticated and complex utility systems. If any of these systems require long-term repair or replacement, the impacted facility may not be able to manufacture product for a substantial period of time.
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
Our business, operations, financial results, liquidity, and stock price could be adversely impacted by the effects of the global COVID-19 pandemic. The extent of such impact, including the duration and magnitude of such effects, will depend on numerous factors that we cannot accurately predict or assess, including, among others: the duration and scope of the pandemic, including the emergence of new strains, such as the “Delta”, “Omicron”, and future variants; its impact on global and regional healthcare infrastructure, and the ability of patients to obtain medical care; the negative impact on global and regional economies and economic activity; actions governments, businesses, and individuals take in response to the pandemic; the roll-out and long-term safety and efficacy of vaccines; and how quickly economies and medical systems recover after the pandemic subsides. Our business could be materially adversely affected as a result of the COVID-19 pandemic due to social distancing/self-isolation, the burden the pandemic has placed on healthcare infrastructure, workplace and physician office closures, travel disruptions, quarantines, and other factors, which could cause, among other things:
•Interruption of our development pipeline. Approvals of new products we are developing, potential label expansions for existing products, and the launch of newly-approved products may be delayed or hindered, which would harm our revenue growth prospects. The pandemic has caused, and may continue to cause, delays or difficulties with clinical site initiation and recruiting clinical site investigators and clinical site staff. Any prolongation or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of our new products and label expansions.
•A decrease in revenues from our existing products. COVID-19 made it difficult or impossible for many patients to visit their physicians’ offices to determine whether our medicines may be appropriate, and also prevented our field-based teams from meeting in-person with physicians. As a result, in April 2020 we experienced a temporary decline in the number of new patients starting our treprostinil-based medicines. While new patient starts returned to pre-pandemic levels, a decline could recur as the COVID-19 pandemic continues or if the pandemic causes access to medical care to become further restricted, which could cause a negative impact on our revenues. In addition, disruption of our supply chain caused by COVID-19 could negatively impact our revenues.
•Disruption of our operations. COVID-19 could disrupt many aspects of our operations, which could harm our business and prospects. We and third parties with which we engage also may experience operational challenges caused by sickness of

40	United Therapeutics, a public benefit corporation

Part II. Other Information
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
We rely on various distributors to market, distribute, and sell our commercial products. If they are unsuccessful in, or reduce or discontinue, their sales efforts, our revenues may decline materially. Outside the United States, we rely substantially on our international distributors to obtain and maintain regulatory approvals for our products and to market and sell our products in compliance with applicable laws and regulations. In the United States, we derive all of our treprostinil revenues from sales to two distributors, Accredo and CVS Specialty. If either of these two distributors places significantly larger or smaller orders in a given time period, our revenues can be materially impacted in a way that does not reflect patient demand.
We rely entirely on third parties to supply pumps and other supplies necessary to deliver Remodulin. There are a limited number of pumps available in the market, and the discontinuation of any particular pump could have a material, adverse impact on our Remodulin revenues if a viable supply of an alternate pump is not available. Smiths Medical discontinued manufacturing the CADD MS-3 system used to deliver subcutaneous Remodulin, and has announced plans to discontinue the CADD Legacy system used to deliver intravenous Remodulin. Historically, these are the pumps primarily used to deliver Remodulin to patients in the United States. We recently launched the Remunity Pump to deliver subcutaneous Remodulin, and Smiths Medical plans to make an alternative pump, the CADD Solis, available for intravenous Remodulin. We are also engaged in further efforts to develop alternative pumps to deliver Remodulin. However, if these alternative systems are not seen as adequate substitutes, or are not developed on a timely basis, our sales of Remodulin could be materially, adversely impacted.
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
We rely heavily on MannKind and other third parties to manufacture, test, and store Tyvaso DPI, and to meet all FDA requirements related to the manufacture of Tyvaso DPI. This includes maintaining an FDA-compliant facility and addressing any FDA concerns regarding the manufacturing process. If MannKind is unable to manufacture Tyvaso DPI for us for any reason, our commercial sales of Tyvaso DPI could be materially and adversely impacted.
We rely exclusively on DEKA and its affiliates for the manufacture of the Remunity Pump for Remodulin, and on Minnetronix, Inc. to manufacture the Tyvaso Inhalation System used to deliver nebulized Tyvaso. Finally, we also rely on various sole-source suppliers for manufacturing activities related to ralinepag, RemoPro, and other pumps we are developing for Remodulin. For a further discussion of risks created by the use of third-party contract manufacturers, see the risk factor above entitled, Our manufacturing strategy exposes us to significant risks.
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

Quarterly Report	41

Part II. Other Information
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
Members of our management team, including our founder, Chairperson and Chief Executive Officer, Dr. Martine Rothblatt, play a critical role in defining our business strategy and maintaining our corporate culture. The loss of the services and leadership of Dr. Rothblatt or any other members of our senior management team could have an adverse effect on our business. We do not maintain key person life insurance on our senior management team members. Failure to identify, hire, and retain suitable successors for members of our senior management team and to transfer knowledge effectively could impede the achievement of our business objectives. Our future success also depends on our ability to attract and retain qualified scientific and technical personnel. Competition for such personnel in our industries is intense. If we fail to attract and retain such employees, whom we call “Unitherians,” we may not be successful in developing and commercializing new therapies.
Risks Related to Legal Compliance
We must comply with extensive laws and regulations in the United States and other countries. Failure to obtain approvals on a timely basis or to comply with these requirements could delay, disrupt, or prevent commercialization of our products.
The products we develop must be approved for marketing and sale by regulatory agencies. Our research and development efforts must comply with extensive regulations, including those promulgated by the FDA and the U.S. Department of Agriculture. The process of obtaining and maintaining regulatory approvals for new drugs, biologics, and medical devices is lengthy, expensive, and uncertain. The regulatory approval process is particularly uncertain for our transplantation programs, which include the development of xenotransplantation, regenerative medicine, 3-D organ bioprinting, and cell-based products. Once approved, the manufacture, distribution, advertising, and marketing of our products are subject to extensive regulation, including product labeling, strict pharmacovigilance and adverse event and medical device reporting, complaint processing, storage, distribution, and record-keeping requirements. Our product candidates have in the past and may in the future fail to receive regulatory approval. If granted, product approvals can be conditioned on the completion of post-marketing clinical studies, accompanied by significant restrictions on the use or marketing of a given product and withdrawn for failure to comply with regulatory requirements, such as post-marketing requirements and post-marketing commitments, or upon the occurrence of adverse events subsequent to commercial introduction. Our ability to obtain FDA approval for our products has been, and in the future may be, materially impacted by the outcome and quality of our clinical trials and other data submitted to regulators, as well as the quality of our manufacturing operations and those of our third-party contract manufacturers and contract laboratories. In addition, third parties may submit citizen petitions to the FDA seeking to delay approval of, or impose additional approval conditions for, our products. If successful, citizen petitions can significantly delay, or even prevent, the approval of our products. For example, a third party submitted a citizen petition to the FDA requesting that the FDA refuse to approve Tyvaso DPI, and/or impose additional requirements in order to approve the product. This led to a delay in the FDA’s approval of our NDA for Tyvaso DPI.
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

42	United Therapeutics, a public benefit corporation

Part II. Other Information
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

Quarterly Report	43

Part II. Other Information
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

44	United Therapeutics, a public benefit corporation

Part II. Other Information
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

Quarterly Report	45

Part II. Other Information
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
Third parties have challenged, and may in the future challenge, the validity of our patents, through patent litigation and/or initiating proceedings, including re-examinations, IPRs, post-grant reviews, and interference proceedings, before the USPTO or other applicable patent filing offices, or other means. For example, Liquidia is challenging various patents related to Tyvaso and our other treprostinil-related patents.
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

46	United Therapeutics, a public benefit corporation

Part II. Other Information
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

Quarterly Report	47

Part II. Other Information
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
•Announcements regarding litigation matters, including our ongoing patent litigation with Liquidia related to its NDA for Yutrepia, among others;
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
•Announcements of technological innovations or new products or announcements regarding our existing products, including in particular the development of new, competing therapies;
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

48	United Therapeutics, a public benefit corporation

Part II. Other Information
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

Quarterly Report	49

Part II. Other Information
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the six months ended June 30, 2022 we did not (a) repurchase any of our outstanding equity securities; or (b) sell any of our equity securities in transactions that were not registered under the Securities Act of 1933, as amended.

50	United Therapeutics, a public benefit corporation

Part II. Other Information
Item 6. Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed October 1, 2021.
3.2	Ninth Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed February 5, 2021.
4.1	Reference is made to Exhibits 3.1 and 3.2.
10.1*+	License and Collaboration Agreement, dated as of September 3, 2018, by and between the Registrant and MannKind Corporation.
10.2	United Therapeutics Corporation Amended and Restated 2015 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 28, 2022.
10.3*+	Second Amendment to Specialty Pharmacy Network Agreement, dated June 13, 2022, between the Registrant and Accredo Health Group, Inc.
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed with the SEC on August 3, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) our Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021; (2) our Consolidated Statements of Operations for the three- and six-month periods ended June 30, 2022 and 2021; (3) our Consolidated Statements of Comprehensive Income for the three- and six-month periods ended June 30, 2022 and 2021; (4) our Consolidated Statements of Stockholders’ Equity for the three- and six-month periods ended June 30, 2022 and 2021; (5) our Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2022 and 2021; and (6) the Notes to our Consolidated Financial Statements.

104*	Cover Page Interactive Data File (embedded within the iXBRL document)
*Filed herewith.
+    Certain identified information has been omitted from this exhibit because it is both (1) not material; and (2) would be competitively harmful if publicly disclosed.
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

UNITED THERAPEUTICS CORPORATION

August 3, 2022	By:	/s/ MARTINE ROTHBLATT
Martine Rothblatt, Ph.D.
	Title:	Chairperson and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ JAMES C. EDGEMOND
James C. Edgemond
	Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

52	United Therapeutics, a public benefit corporation