Form 10-Q
period 2022-09-30
UNITED THERAPEUTICS Corp
filed 2022-11-02
CIK 1082554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2022
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☒
The number of shares outstanding of the issuer’s common stock, par value $.01 per share, as of October 26, 2022 was 45,576,954.

2	United Therapeutics, a public benefit corporation

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Consolidated Balance Sheets
(In millions, except share data)

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$966.8	$894.8
Marketable investments	1,648.8	1,035.9
Accounts receivable, no allowance for 2022 and 2021	231.7	198.7
Inventories, net	91.0	93.8
Other current assets	118.1	100.4
Total current assets	3,056.4	2,323.6
Marketable investments	1,443.8	1,649.9
Goodwill and other intangible assets, net	44.5	44.6
Property, plant, and equipment, net	840.8	780.9
Deferred tax assets, net	281.3	261.9
Other non-current assets	114.8	108.2
Total assets	$5,781.6	$5,169.1
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$220.1	$174.6
Share tracking awards plan	60.1	102.4
Other current liabilities	35.7	28.4
Total current liabilities	315.9	305.4
Line of credit	800.0	800.0
Other non-current liabilities	103.5	104.8
Total liabilities	1,219.4	1,210.2
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01, 10,000,000 shares authorized, no shares issued	—	—
Common stock, par value $.01, 245,000,000 shares authorized, 72,182,311 and 71,727,021 shares issued, and 45,563,095 and 45,107,805 shares outstanding at September 30, 2022 and December 31, 2021, respectively	0.7	0.7
Additional paid-in capital	2,314.6	2,245.4
Accumulated other comprehensive loss	(84.1)	(23.0)
Treasury stock, 26,619,216 shares at September 30, 2022 and December 31, 2021	(2,579.2)	(2,579.2)
Retained earnings	4,910.2	4,315.0
Total stockholders’ equity	4,562.2	3,958.9
Total liabilities and stockholders’ equity	$5,781.6	$5,169.1

See accompanying notes to consolidated financial statements.

Quarterly Report	3

Part I. Financial Information
Consolidated Statements of Operations
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Unaudited)		(Unaudited)
Revenues:
Net product sales	$516.0	$444.7	$1,434.8	$1,270.3
Other	—	—	10.0	—
Total revenues	516.0	444.7	1,444.8	1,270.3
Operating expenses:
Cost of product sales	37.2	27.7	92.8	87.9
Research and development	66.1	79.2	229.0	457.2
Selling, general, and administrative	98.4	109.1	318.9	339.1
Total operating expenses	201.7	216.0	640.7	884.2
Operating income	314.3	228.7	804.1	386.1
Interest income	13.3	3.8	24.4	12.5
Interest expense	(9.2)	(4.6)	(20.1)	(13.9)
Other (expense) income, net	(5.9)	(23.5)	(34.9)	71.0
Impairments of investments in privately-held companies	—	—	(1.7)	(2.3)
Total other (expense) income, net	(1.8)	(24.3)	(32.3)	67.3
Income before income taxes	312.5	204.4	771.8	453.4
Income tax expense	(73.2)	(41.7)	(176.6)	(89.8)
Net income	$239.3	$162.7	$595.2	$363.6
Net income per common share:
Basic	$5.26	$3.62	$13.14	$8.12
Diluted	$4.91	$3.42	$12.35	$7.72
Weighted average number of common shares outstanding:
Basic	45.5	44.9	45.3	44.8
Diluted	48.7	47.6	48.2	47.1

See accompanying notes to consolidated financial statements.

4	United Therapeutics, a public benefit corporation

Part I. Financial Information
Consolidated Statements of Comprehensive Income
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Unaudited)		(Unaudited)
Net income	$239.3	$162.7	$595.2	$363.6
Other comprehensive loss:
Defined benefit pension plan:
Actuarial gain arising during period, net of tax	—	—	0.2	0.2
Amortization of prior service cost included in net periodic pension cost, net of tax	0.2	0.1	0.5	0.4
Total defined benefit pension plan, net of tax	0.2	0.1	0.7	0.6
Unrealized loss on available-for-sale securities, net of tax	(18.8)	(1.6)	(61.8)	(6.5)
Other comprehensive loss, net of tax	(18.6)	(1.5)	(61.1)	(5.9)
Comprehensive income	$220.7	$161.2	$534.1	$357.7

See accompanying notes to consolidated financial statements.

Quarterly Report	5

Part I. Financial Information
Consolidated Statements of Stockholders’ Equity
(In millions)

	Three Months Ended September 30, 2022
	(Unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Stockholders’ Equity
	Shares	Amount
Balance, July 1, 2022	72.1	$0.7	$2,291.5	$(65.5)	$(2,579.2)	$4,670.9	$4,318.4
Net income	—	—	—	—	—	239.3	239.3
Unrealized losses on available-for-sale securities	—	—	—	(18.8)	—	—	(18.8)
Defined benefit pension plan	—	—	—	0.2	—	—	0.2
Shares issued under employee stock purchase plan (ESPP)	0.1	—	2.6	—	—	—	2.6
Restricted stock units (RSUs) withheld for taxes	—	—	(0.3)	—	—	—	(0.3)
Exercise of stock options	—	—	4.7	—	—	—	4.7
Share-based compensation	—	—	16.1	—	—	—	16.1
Balance, September 30, 2022	72.2	$0.7	$2,314.6	$(84.1)	$(2,579.2)	$4,910.2	$4,562.2

	Three Months Ended September 30, 2021
	(Unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Stockholders’ Equity
	Shares	Amount
Balance, July 1, 2021	71.5	$0.7	$2,196.5	$(18.6)	$(2,579.2)	$4,040.1	$3,639.5
Net income	—	—	—	—	—	162.7	162.7
Unrealized losses on available-for-sale securities	—	—	—	(1.6)	—	—	(1.6)
Defined benefit pension plan	—	—	—	0.1	—	—	0.1
Shares issued under ESPP	—	—	2.8	—	—	—	2.8
RSUs withheld for taxes	—	—	(0.2)	—	—	—	(0.2)
Exercise of stock options	0.1	—	14.0	—	—	—	14.0
Share-based compensation	—	—	12.4	—	—	—	12.4
Balance, September 30, 2021	71.6	$0.7	$2,225.5	$(20.1)	$(2,579.2)	$4,202.8	$3,829.7

	Nine Months Ended September 30, 2022
	(Unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2022	71.7	$0.7	$2,245.4	$(23.0)	$(2,579.2)	$4,315.0	$3,958.9
Net income	—	—	—	—	—	595.2	595.2
Unrealized losses on available-for-sale securities	—	—	—	(61.8)	—	—	(61.8)
Defined benefit pension plan	—	—	—	0.7	—	—	0.7
Shares issued under ESPP	0.1	—	5.9	—	—	—	5.9
RSUs withheld for taxes	—	—	(11.4)	—	—	—	(11.4)
Common stock issued for RSUs vested	0.1	—	—	—	—	—	—
Exercise of stock options	0.3	—	32.9	—	—	—	32.9
Share-based compensation	—	—	41.8	—	—	—	41.8
Balance, September 30, 2022	72.2	$0.7	$2,314.6	$(84.1)	$(2,579.2)	$4,910.2	$4,562.2

6	United Therapeutics, a public benefit corporation

Part I. Financial Information

	Nine Months Ended September 30, 2021
	(Unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2021	71.1	$0.7	$2,148.7	$(14.2)	$(2,579.2)	$3,839.2	$3,395.2
Net income	—	—	—	—	—	363.6	363.6
Unrealized losses on available-for-sale securities	—	—	—	(6.5)	—	—	(6.5)
Defined benefit pension plan	—	—	—	0.6	—	—	0.6
Shares issued under ESPP	0.1	—	5.6	—	—	—	5.6
RSUs withheld for taxes	—	—	(10.6)	—	—	—	(10.6)
Common stock issued for RSUs vested	0.1	—	—	—	—	—	—
Exercise of stock options	0.3	—	42.3	—	—	—	42.3
Share-based compensation	—	—	39.5	—	—	—	39.5
Balance, September 30, 2021	71.6	$0.7	$2,225.5	$(20.1)	$(2,579.2)	$4,202.8	$3,829.7

See accompanying notes to consolidated financial statements.

Quarterly Report	7

Part I. Financial Information
Consolidated Statements of Cash Flows
(In millions)

	Nine Months Ended September 30,
	2022	2021
	(Unaudited)
Cash flows from operating activities:
Net income	$595.2	$363.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38.1	37.3
Share-based compensation expense	42.0	93.8
Impairments of investments in privately-held companies	1.7	2.3
Intangible asset impairment charges	—	113.4
Impairments of property, plant, and equipment	7.0	18.2
Realized gain on sale of equity securities	(0.9)	(91.9)
Other	44.6	28.0
Changes in operating assets and liabilities:
Accounts receivable	(33.0)	(55.4)
Inventories	0.5	(7.4)
Accounts payable and accrued expenses	35.4	22.0
Other assets and liabilities	(56.3)	(100.3)
Net cash provided by operating activities	674.3	423.6
Cash flows from investing activities:
Purchases of property, plant, and equipment	(99.3)	(50.2)
Purchases of available-for-sale investments	(1,278.1)	(1,398.4)
Maturities of available-for-sale investments	752.9	1,003.5
Sales of available-for-sale investments	—	45.1
Sales of investments in equity securities	3.8	108.9
Purchase of investment in privately-held company	(1.5)	—
Net cash used in investing activities	(622.2)	(291.1)
Cash flows from financing activities:
Proceeds from line of credit	800.0	—
Repayment of line of credit	(800.0)	—
Payments of debt issuance costs	(7.5)	—
Proceeds from the exercise of stock options	32.9	42.3
Proceeds from the issuance of stock under ESPP	5.9	5.6
RSUs withheld for taxes	(11.4)	(10.6)
Net cash provided by financing activities	19.9	37.3
Net increase in cash and cash equivalents	$72.0	$169.8
Cash and cash equivalents, beginning of period	894.8	738.7
Cash and cash equivalents, end of period	$966.8	$908.5
Supplemental cash flow information:
Cash paid for interest	$17.8	$12.1
Cash paid for income taxes	$189.1	$130.1
Non-cash investing and financing activities:
Non-cash additions to property, plant, and equipment	$13.8	$4.0

See accompanying notes to consolidated financial statements.

8	United Therapeutics, a public benefit corporation

Part I. Financial Information
Notes to Consolidated Financial Statements
September 30, 2022 (Unaudited)
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
We have approval from the U.S. Food and Drug Administration (FDA) to market the following therapies: Tyvaso® (treprostinil) Inhalation Solution (Tyvaso), Tyvaso DPI® (treprostinil) Inhalation Powder (Tyvaso DPI), Remodulin® (treprostinil) Injection (Remodulin), Orenitram® (treprostinil) Extended-Release Tablets (Orenitram), Unituxin® (dinutuximab) Injection (Unituxin), and Adcirca® (tadalafil) Tablets (Adcirca). We also derive revenues outside the United States from sales of Tyvaso, Remodulin, and Unituxin.
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
In our management’s opinion, the accompanying consolidated financial statements contain all adjustments, including normal, recurring adjustments, necessary to fairly present our financial position as of September 30, 2022 and December 31, 2021, our statements of operations, comprehensive income, and stockholders’ equity for the three- and nine-month periods ended September 30, 2022 and 2021, and our statements of cash flows for the nine-month periods ended September 30, 2022 and 2021. Interim results are not necessarily indicative of results for an entire year.
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
3. Investments
Marketable Investments
Available-for-Sale Debt Securities
Available-for-sale debt securities are recorded at fair value, with the portion of the unrealized gains and losses that are not credit-related included as a component of accumulated other comprehensive loss in stockholders’ equity, until realized. Available-for-sale debt securities consisted of the following (in millions):

As of September 30, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency securities	$2,665.8	$0.1	$(68.7)	$2,597.2
Corporate debt securities	555.9	—	(19.3)	536.6
Total	$3,221.7	$0.1	$(88.0)	$3,133.8

Reported under the following captions in our consolidated balance sheets:
Cash and cash equivalents	$77.9
Current marketable investments	1,612.1
Non-current marketable investments	1,443.8
Total	$3,133.8

As of December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency securities	$2,178.9	$2.0	$(7.3)	$2,173.6
Corporate debt securities	482.5	0.6	(2.0)	481.1
Total	$2,661.4	$2.6	$(9.3)	$2,654.7

Reported under the following captions in our consolidated balance sheets:
Cash and cash equivalents	$39.3
Current marketable investments	965.5
Non-current marketable investments	1,649.9
Total	$2,654.7

The following tables present gross unrealized losses and fair value for those available-for-sale debt securities that were in an unrealized loss position as of September 30, 2022 and December 31, 2021, aggregated by investment category and length of time that the individual securities have been in a continuous loss position (in millions):

	Less than 12 months		12 months or longer		Total
As of September 30, 2022	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency securities	$1,969.6	$(44.9)	$570.3	$(23.8)	$2,539.9	$(68.7)
Corporate debt securities	442.9	(15.1)	93.7	(4.2)	536.6	(19.3)
Total	$2,412.5	$(60.0)	$664.0	$(28.0)	$3,076.5	$(88.0)

	Less than 12 months		12 months or longer		Total
As of December 31, 2021	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency securities	$1,729.9	$(7.3)	$—	$—	$1,729.9	$(7.3)
Corporate debt securities	352.3	(2.0)	—	—	352.3	(2.0)
Total	$2,082.2	$(9.3)	$—	$—	$2,082.2	$(9.3)

10	United Therapeutics, a public benefit corporation

Part I. Financial Information
At September 30, 2022 and December 31, 2021, we held 403 and 251 available-for-sale debt securities, respectively, that were in an unrealized loss position. In assessing whether the decline in fair value at September 30, 2022 of any of these securities resulted from a credit loss, we consulted with our investment managers and reviewed the credit ratings for each security. We believe that these unrealized losses are a direct result of the current interest rate environment and do not represent an indication of credit loss. We do not intend to sell the investments in unrealized loss positions prior to their maturity and it is not more likely than not that we will be required to sell these investments before recovery of their amortized cost basis. There were no impairments due to credit loss on our available-for-sale debt securities during the three and nine months ended September 30, 2022 and 2021.

The following table summarizes the contractual maturities of available-for-sale debt securities (in millions). Actual maturities may differ from contractual maturities because the issuers of certain of these debt securities have the right to call the securities or prepay their obligations under the securities with or without penalties.

	As of September 30, 2022
	Amortized Cost	Fair Value
Due within one year	$1,718.1	$1,690.0
Due in one to three years	1,503.6	1,443.8
Total	$3,221.7	$3,133.8
Investments in Equity Securities with Readily Determinable Fair Values
We held investments in equity securities with readily determinable fair values of $36.7 million and $70.4 million as of September 30, 2022 and December 31, 2021, respectively, which are included in current marketable investments in our consolidated balance sheets. Changes in the fair value of publicly-traded equity securities are recorded in our consolidated statements of operations within other (expense) income, net. Refer to Note 4—Fair Value Measurements.
During the first quarter of 2021, we sold our investment in a publicly-traded company. We received $108.9 million in cash from the sale of the investment and realized a gain of $91.9 million. The gain was recorded within other (expense) income, net in our consolidated statements of operations for the nine months ended September 30, 2021.
Investments in Privately-Held Companies
As of September 30, 2022 and December 31, 2021, we maintained non-controlling equity investments in privately-held companies of $28.5 million and $31.1 million, respectively, in the aggregate. We measure these investments using the measurement alternative because the fair values of these investments are not readily determinable. Under this alternative, the investments are measured at cost, less any impairment, and adjusted for any observable price changes. We include our investments in privately-held companies within other non-current assets in our consolidated balance sheets. These investments are subject to a periodic impairment review and, if impaired, the investment is measured and recorded at fair value in accordance with ASC 820, Fair Value Measurements.
Variable Interest Entity (VIE)
Consolidation of a VIE
In July 2022, we entered into an operating agreement and trust agreement related to the expected contribution of an asset to a newly created trust of which we are the beneficiary. The trust was created for legal and administrative purposes and is not expected to make future purchases. As the operator of the asset, we are required to incur all future expenses related to the operation and maintenance of the asset. Accordingly, the trust is deemed a VIE because it relies on our capital to sustain future operating expenses. We are deemed the primary beneficiary of the VIE because we are the sole provider of financial support and can unilaterally remove the trustee without cause. Accordingly, we consolidate the VIE’s balance sheet and results of operations.
As of September 30, 2022, our consolidated balance sheets included a $27.9 million asset due to the consolidation of this VIE included within property, plant, and equipment, net. Upon consolidating the VIE, which was not deemed a “business” as defined in ASC 805, Business Combinations, no gain or loss was recognized. This VIE has no recourse against our assets and general credit, and the VIE assets cannot be used to settle the VIE liabilities. Our total risk of loss is $27.9 million, the value of the asset we contributed.
4. Fair Value Measurements
We account for certain assets and liabilities at fair value and classify these assets and liabilities within the fair value hierarchy (Level 1, Level 2, or Level 3). Our other current assets and other current liabilities have fair values that approximate their carrying values.

Quarterly Report	11

Part I. Financial Information
Assets and liabilities subject to fair value measurements are as follows (in millions):

	As of September 30, 2022
	Level 1	Level 2	Level 3	Balance
Assets
Money market funds(1)	$309.4	$—	$—	$309.4
Time deposits(1)	201.1	—	—	201.1
U.S. government and agency securities(2)	—	2,597.2	—	2,597.2
Corporate debt securities(2)	—	536.6	—	536.6
Equity securities(3)	36.7	—	—	36.7
Contingent consideration(4)	—	—	0.7	0.7
Total assets	$547.2	$3,133.8	$0.7	$3,681.7
Liabilities
Contingent consideration(5)	—	—	18.9	18.9
Total liabilities	$—	$—	$18.9	$18.9

	As of December 31, 2021
	Level 1	Level 2	Level 3	Balance
Assets
Money market funds(1)	$516.7	$—	$—	$516.7
U.S. government and agency securities(2)	—	2,173.6	—	2,173.6
Corporate debt securities(2)	—	481.1	—	481.1
Equity securities(3)	70.4	—	—	70.4
Contingent consideration(4)	—	—	1.2	1.2
Total assets	$587.1	$2,654.7	$1.2	$3,243.0
Liabilities
Contingent consideration(5)	—	—	20.8	20.8
Total liabilities	$—	$—	$20.8	$20.8
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
(3)Included in current marketable investments in our consolidated balance sheets. The fair value of these securities is based on quoted market prices for identical instruments in active markets. During the three and nine months ended September 30, 2022, we recognized $8.5 million and $29.9 million, respectively, of net unrealized and realized losses on these securities. During the three and nine months ended September 30, 2021, we recognized $18.3 million of net unrealized losses and $77.2 million of net unrealized and realized gains in the aggregate, respectively, on these securities. We recorded these gains and losses in our consolidated statements of operations within other (expense) income, net. Refer to Note 3—Investments—Marketable Investments—Investments in Equity Securities with Readily Determinable Fair Values.
(4)Included in other non-current assets in our consolidated balance sheets. We estimated the fair value of contingent consideration using a Monte Carlo simulation. The Monte Carlo simulation incorporates Level 3 inputs including price volatility of peer company stocks and the probability of completing certain milestones during a specified period of time. The fair value of our contingent consideration assets decreased by $0.5 million from December 31, 2021 to September 30, 2022. The loss was recorded within other (expense) income, net in our consolidated statements of operations.
(5)Included in other current and other non-current liabilities in our consolidated balance sheets. The fair value of our contingent consideration obligations has been estimated using probability-weighted discounted cash flow models (DCFs). The DCFs incorporate Level 3 inputs, including estimated discount rates, that we believe market participants would consider relevant in pricing and the projected timing and amount of cash flows, which are estimated and developed, in part, based on the requirements specific to each acquisition agreement. The fair value of our contingent consideration liabilities decreased by $1.9 million from December 31, 2021 to September 30, 2022. The gain was recorded within research and development in our consolidated statements of operations.
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value because of their short maturities. The fair values of our marketable investments and contingent consideration are reported

12	United Therapeutics, a public benefit corporation

Part I. Financial Information
above within the fair value hierarchy. Refer to Note 3—Investments. The carrying value of our debt is a reasonable estimate of the fair value of the outstanding debt based on the variable interest rate of the debt.
5. Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value and consist of the following, net of reserves (in millions):

	September 30, 2022	December 31, 2021
Raw materials	$18.6	$17.6
Work-in-progress	32.5	31.9
Finished goods	39.9	44.3
Total inventories	$91.0	$93.8
6. Goodwill and Other Intangible Assets
Goodwill and other intangible assets comprise the following (in millions):

	As of September 30, 2022			As of December 31, 2021
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill	$28.0	$—	$28.0	$28.0	$—	$28.0
Other intangible assets:
Technology, patents, and trade names	6.7	(5.7)	1.0	6.7	(5.6)	1.1
In-process research and development(1) (2)	15.5	—	15.5	15.5	—	15.5
Total	$50.2	$(5.7)	$44.5	$50.2	$(5.6)	$44.6
(1)In March 2021, we decided to discontinue the U.S. development of Trevyent®, due to written comments provided by the FDA in February 2021. The FDA provided these written comments following a meeting between us and the FDA to discuss our planned resubmission of our new drug application (NDA) for Trevyent in light of a complete response letter issued by the FDA in April 2020. We determined these FDA comments to be a potential indicator of impairment of our in-process research and development (IPR&D) asset related to Trevyent and fully impaired the $107.3 million IPR&D asset during the first quarter of 2021. The impairment charge was recorded within research and development in our consolidated statements of operations for the nine months ended September 30, 2021.
(2)In January 2021, we decided to discontinue our research and development efforts related to biomechanical lungs. As a result of the decision, we fully impaired the IPR&D asset related to these efforts, which had a carrying value of $6.1 million, during the first quarter of 2021. The impairment charge was recorded within research and development in our consolidated statements of operations for the nine months ended September 30, 2021.
7. Property, Plant, and Equipment
Property, plant, and equipment consists of the following (in millions):

	September 30, 2022	December 31, 2021
Land and land improvements	$136.3	$132.6
Buildings, building improvements, and leasehold improvements	630.8	612.7
Buildings under construction	94.1	55.1
Furniture, equipment, and vehicles	356.2	322.9
Subtotal	1,217.4	1,123.3
Less—accumulated depreciation	(376.6)	(342.4)
Property, plant, and equipment, net	$840.8	$780.9
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

Quarterly Report	13

Part I. Financial Information
single lease component. All payment obligations under the Supply Agreement are variable in nature and we incurred costs of $16.2 million and $30.1 million thereunder during the three and nine months ended September 30, 2022, respectively.
In September 2022, we entered into an agreement (Lease Agreement) to lease the entirety of a building. The Lease Agreement modified and replaced several of our pre-existing leases of portions of the same building, and has an initial term expiring in July 2027, with five renewal options of five years each, exercisable in our sole discretion. As a result, we remeasured the lease liability at our incremental borrowing rate, using a lease term that assumed we exercise one renewal option, due to our financing of significant leasehold improvements necessary for the research and development activities being performed at this location. As of September 30, 2022, our consolidated balance sheets included a right-of-use asset and lease liability for the building of $12.2 million. Leasehold improvements were not significant as of September 30, 2022.
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
As of September 30, 2022 and December 31, 2021, our outstanding aggregate principal balance under the 2022 Credit Agreement and the 2018 Credit Agreement, respectively, was $800.0 million, all of which was classified as a non-current liability because we do not intend to repay any portion of this amount within one year.
The 2022 Credit Agreement contains customary events of default and customary affirmative and negative covenants. As of September 30, 2022, we were in compliance with these covenants. Lung Biotechnology PBC is our only subsidiary that guarantees our obligations under the 2022 Credit Agreement though, from time to time, one or more of our other subsidiaries may be required to guarantee our obligations.
In connection with the 2022 Credit Agreement, we capitalized debt issuance costs of $7.5 million, which are being amortized to interest expense over the contractual term of the 2022 Credit Agreement. As of September 30, 2022, $3.2 million was recorded in other current assets and $11.3 million in other non-current assets in our consolidated balance sheets.
The interest expense reported in our consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021 related to our borrowings under the 2022 Credit Agreement and 2018 Credit Agreement.
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

14	United Therapeutics, a public benefit corporation

Part I. Financial Information
9. Share-Based Compensation
As of September 30, 2022, we have two shareholder-approved equity incentive plans: the United Therapeutics Corporation Amended and Restated Equity Incentive Plan (the 1999 Plan) and the United Therapeutics Corporation Amended and Restated 2015 Stock Incentive Plan (the 2015 Plan). The 2015 Plan provides for the issuance of up to 11,500,000 shares of our common stock pursuant to awards granted under the 2015 Plan, which includes 500,000 shares added pursuant to an amendment and restatement of the 2015 Plan approved by our shareholders in June 2022. No further awards will be granted under the 1999 Plan. We also have one equity incentive plan, the United Therapeutics Corporation 2019 Inducement Stock Incentive Plan (the 2019 Inducement Plan), that has not been approved by our shareholders, as permitted by the Nasdaq Stock Market rules. The 2019 Inducement Plan was approved by our Board of Directors in February 2019 and provides for the issuance of up to 99,000 shares of our common stock under awards granted to newly-hired employees. Currently, we grant equity-based awards to employees and members of our Board of Directors in the form of stock options and restricted stock units (RSUs) under the 2015 Plan, and we may grant RSUs to newly-hired employees under the 2019 Inducement Plan. Refer to the sections entitled Stock Options and RSUs below.
We previously issued awards under the United Therapeutics Corporation 2011 Share Tracking Awards Plan (the STAP). We refer to awards outstanding under the STAP as STAP awards. Refer to the section entitled STAP Awards below. We discontinued the issuance of STAP awards in June 2015.
In 2012, our shareholders approved the United Therapeutics Corporation Employee Stock Purchase Plan (ESPP), which is structured to comply with Section 423 of the Internal Revenue Code. Refer to the section entitled ESPP below.
The following table reflects the components of share-based compensation (benefit) expense recognized in our consolidated statements of operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options	$5.7	$5.8	$16.8	$19.8
RSUs	9.9	6.2	23.6	18.4
STAP awards	(18.5)	12.2	0.2	54.3
ESPP	0.5	0.4	1.4	1.3
Total share-based compensation (benefit) expense before tax	$(2.4)	$24.6	$42.0	$93.8
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
The following weighted average assumptions were used in estimating the fair value of stock options granted to employees during the nine months ended September 30, 2022 and 2021:

	September 30, 2022	September 30, 2021
Expected term of awards (in years)	5.7	5.7
Expected volatility	32.5%	32.5%
Risk-free interest rate	2.7%	1.0%
Expected dividend yield	—%	—%

Quarterly Report	15

Part I. Financial Information
A summary of the activity and status of stock options under our equity incentive plans during the nine-month period ended September 30, 2022 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2022	7,317,978	$126.73
Granted	40,029	213.18
Exercised	(279,451)	117.66
Forfeited/canceled	(2,500)	130.48
Outstanding at September 30, 2022	7,076,056	$127.57	3.9	$579.6
Exercisable at September 30, 2022	5,687,422	$126.14	3.7	$473.5
Unvested at September 30, 2022	1,388,634	$133.45	4.7	$106.1
The weighted average fair value of a stock option granted during each of the nine-month periods ended September 30, 2022 and September 30, 2021 was $75.87 and $56.69, respectively. These stock options have an aggregate grant date fair value of $3.0 million and $2.5 million, respectively. The total grant date fair value of stock options that vested during the nine-month periods ended September 30, 2022 and September 30, 2021 was $16.3 million and $50.3 million, respectively.
Total share-based compensation expense related to stock options is recorded as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of product sales	$—	$—	$—	$0.1
Research and development	0.1	—	0.2	0.4
Selling, general, and administrative	5.6	5.8	16.6	19.3
Share-based compensation expense before taxes	5.7	5.8	16.8	19.8
Related income tax benefit	(0.2)	(0.2)	(0.5)	(0.7)
Share-based compensation expense, net of taxes	$5.5	$5.6	$16.3	$19.1
As of September 30, 2022, unrecognized compensation cost related to stock options was $11.9 million. Unvested outstanding stock options as of September 30, 2022 had a weighted average remaining vesting period of 0.7 years.
Stock option exercise data is summarized below (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Number of options exercised	38,578	107,233	279,451	320,672
Cash received	$4.7	$14.0	$32.9	$42.3
Total intrinsic value of options exercised	$4.0	$8.0	$28.3	$17.4
RSUs
Each RSU entitles the recipient to one share of our common stock upon vesting. We measure the fair value of RSUs using the stock price on the date of grant. Share-based compensation expense for RSUs is recorded ratably over their vesting period.

16	United Therapeutics, a public benefit corporation

Part I. Financial Information
A summary of the activity with respect to, and status of, RSUs during the nine-month period ended September 30, 2022 is presented below:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested at January 1, 2022	390,539	$129.76
Granted	680,826	205.23
Vested	(200,323)	125.01
Forfeited/canceled	(28,729)	153.95
Unvested at September 30, 2022	842,313	$191.06
Total share-based compensation expense related to RSUs is recorded as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of product sales	$0.7	$0.5	$1.9	$1.5
Research and development	4.0	2.0	8.8	6.0
Selling, general, and administrative	5.2	3.7	12.9	10.9
Share-based compensation expense before taxes	9.9	6.2	23.6	18.4
Related income tax benefit	(2.4)	(1.5)	(5.7)	(4.4)
Share-based compensation expense, net of taxes	$7.5	$4.7	$17.9	$14.0
As of September 30, 2022, unrecognized compensation cost related to the grant of RSUs was $143.2 million. Unvested outstanding RSUs as of September 30, 2022 had a weighted average remaining vesting period of 4.0 years.
STAP Awards
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
The aggregate liability balance associated with outstanding STAP awards was $60.1 million and $102.4 million at September 30, 2022 and December 31, 2021, respectively, all of which was classified as a current liability in our consolidated balance sheets.
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
The table below includes the weighted average assumptions used to measure the fair value of the outstanding STAP awards:

	September 30, 2022	September 30, 2021
Expected term of awards (in years)	1.0	1.4
Expected volatility	31.2%	33.1%
Risk-free interest rate	4.1%	0.1%
Expected dividend yield	—%	—%
The closing price of our common stock was $209.38 and $184.58 on September 30, 2022 and September 30, 2021, respectively. The closing price of our common stock was $216.08 on December 31, 2021.

Quarterly Report	17

Part I. Financial Information
A summary of the activity and status of STAP awards during the nine-month period ended September 30, 2022 is presented below:

	Number of Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2022	1,093,560	$123.89
Granted	—	—
Exercised	(357,396)	104.61
Forfeited/canceled	(354)	148.82
Outstanding at September 30, 2022	735,810	$133.24	2.0	$56.0
Exercisable at September 30, 2022	725,810	$134.35	2.0	$54.4
Unvested at September 30, 2022	10,000	$52.57	0.2	$1.6
Share-based compensation (benefit) expense recognized in connection with STAP awards is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of product sales	$(0.5)	$0.4	$0.2	$2.3
Research and development	(2.4)	3.5	3.1	10.1
Selling, general, and administrative	(15.6)	8.3	(3.1)	41.9
Share-based compensation (benefit) expense before taxes	(18.5)	12.2	0.2	54.3
Related income tax expense (benefit)	3.3	(1.5)	(0.6)	(9.0)
Share-based compensation (benefit) expense, net of taxes	$(15.2)	$10.7	$(0.4)	$45.3
Cash paid to settle STAP awards exercised during the nine-month periods ended September 30, 2022 and September 30, 2021 was $42.3 million and $67.6 million, respectively.
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
10. Earnings Per Common Share
Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period, adjusted for the potential dilutive effect of our outstanding stock options, RSUs, and shares issuable under the ESPP, as if they were vested and, in the case of stock options, exercised.
Basic and diluted earnings per common share are computed independently for each quarter and any year-to-date period presented. The sum of the quarters’ earnings per common share may not equal the earnings per common share for any year-to-date period due to rounding.

18	United Therapeutics, a public benefit corporation

Part I. Financial Information
The components of basic and diluted earnings per common share comprised the following (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income	$239.3	$162.7	$595.2	$363.6
Denominator:
Weighted average outstanding shares — basic	45.5	44.9	45.3	44.8
Effect of dilutive securities(1):
Stock options, RSUs, and ESPP(2)	3.2	2.7	2.9	2.3
Weighted average shares — diluted(2)	48.7	47.6	48.2	47.1
Net income per common share:
Basic	$5.26	$3.62	$13.14	$8.12
Diluted	$4.91	$3.42	$12.35	$7.72

Stock options and RSUs excluded from calculation(2)	—	—	—	0.1
(1)Calculated using the treasury stock method.
(2)The common shares underlying certain stock options and RSUs have been excluded from the computation of diluted earnings per share because their impact would be anti-dilutive.
11. Income Taxes
Our effective income tax rate (ETR) for the nine months ended September 30, 2022 and 2021 was 23 percent and 20 percent, respectively. Our ETR for the nine months ended September 30, 2022 increased compared to the ETR for the nine months ended September 30, 2021 primarily due to an increase in the valuation allowance in the current period compared to a decrease in the prior period.
We record interest and penalties related to uncertain tax positions as a component of income tax expense. As of September 30, 2022 and December 31, 2021, our total liability for unrecognized tax benefits, including related interest, was approximately $4.7 million and $3.9 million, respectively. The total amount of unrecognized tax benefits relating to our tax positions is subject to change based on future events and it is reasonably possible that the balance could change significantly over the next 12 months. Given the uncertainty of future events, we are unable to reasonably estimate the range of possible adjustments to our unrecognized tax benefits.
On August 16, 2022, the Inflation Reduction Act (IRA) was enacted. The IRA includes a 15% corporate minimum tax and adjustments to certain energy-related tax credits and incentives. We currently do not expect the tax-related provisions of the IRA to have a material impact on our consolidated financial statements, including our annual ETR.
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

Quarterly Report	19

Part I. Financial Information
Net product sales, cost of product sales, and gross profit for each of our commercial products were as follows (in millions):

	Three Months Ended September 30,
2022	Tyvaso(1)	Remodulin(2)	Orenitram	Unituxin	Adcirca	Total
Net product sales	$257.7	$114.0	$87.5	$46.1	$10.7	$516.0
Cost of product sales	17.0	7.5	5.6	2.7	4.4	37.2
Gross profit	$240.7	$106.5	$81.9	$43.4	$6.3	$478.8

2021
Net product sales	$164.2	$125.4	$85.2	$55.3	$14.6	$444.7
Cost of product sales	7.8	6.9	4.5	2.4	6.1	27.7
Gross profit	$156.4	$118.5	$80.7	$52.9	$8.5	$417.0

	Nine Months Ended September 30,
2022	Tyvaso(1)	Remodulin(2)	Orenitram	Unituxin	Adcirca	Total
Net product sales	$630.7	$377.7	$249.3	$146.2	$30.9	$1,434.8
Cost of product sales	29.7	23.3	17.2	9.5	13.1	92.8
Gross profit	$601.0	$354.4	$232.1	$136.7	$17.8	$1,342.0

2021
Net product sales	$441.0	$395.4	$233.8	$152.3	$47.8	$1,270.3
Cost of product sales	20.6	23.5	12.4	11.0	20.4	87.9
Gross profit	$420.4	$371.9	$221.4	$141.3	$27.4	$1,182.4
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
Geographic revenues are determined based on the country in which our customers (distributors) are located. Total revenues from external customers by geographic area are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
United States	$500.2	$412.1	$1,350.4	$1,178.1
Rest of World(1)	15.8	32.6	94.4	92.2
Total(1)	$516.0	$444.7	$1,444.8	$1,270.3
(1) Includes other revenue of $10.0 million for the nine months ended September 30, 2022, reflecting an up-front payment from an international distributor.
We recorded revenue from three distributors in the United States that exceeded ten percent of total revenues. Revenue from these three distributors as a percentage of total revenues is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Distributor 1	55%	49%	52%	50%
Distributor 2	31%	30%	31%	28%
Distributor 3	8%	10%	9%	11%
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
Litigation with Liquidia Technologies, Inc.
On March 30, 2020, Liquidia Technologies, Inc. (Liquidia) filed two petitions for inter partes review (IPR) with the Patent Trial and Appeal Board (PTAB) of the U.S. Patent and Trademark Office (USPTO). In its petitions, Liquidia sought to invalidate U.S. Patent Nos. 9,604,901 (the ’901 patent) and 9,593,066 (the ’066 patent), both of which relate to a method of making treprostinil, the active pharmaceutical ingredient in Tyvaso, Tyvaso DPI, Remodulin, and Orenitram. These patents were issued in March 2017 and are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations publication, also known as the Orange Book, for Tyvaso, Tyvaso DPI, Remodulin, and Orenitram. In October 2020, the PTAB declined to institute IPR proceedings on the ’066 patent because Liquidia failed to establish a reasonable likelihood of prevailing on any claim relating to the ’066 patent. The PTAB instituted IPR proceedings on the ’901 patent in October 2020 and issued a final written decision in October 2021. The final written decision found that Liquidia had proven the invalidity of seven of the claims of the ‘901 patent but failed to prove the invalidity of two other claims. The parties have each appealed the portions of the final written decision adverse to them, and those appeals are pending. No cancellation of claims takes effect until resolution of any appeals.
In January 2020, Liquidia submitted an NDA to the FDA for approval of Yutrepia, a dry powder inhalation formulation of treprostinil, to treat pulmonary arterial hypertension (PAH). This NDA was submitted under the 505(b)(2) regulatory pathway with Tyvaso as the reference listed drug. In November 2021, the FDA granted tentative approval of Liquidia’s NDA.
In April 2020, we received a Paragraph IV Certification Notice Letter (Notice Letter) from Liquidia, stating that it intends to market Yutrepia before the expiration of all patents listed in the Orange Book for Tyvaso. The Notice Letter states that Liquidia’s NDA for Yutrepia contains a Paragraph IV certification alleging that these patents are not valid, not enforceable, and/or will not be infringed by the commercial manufacture, use, or sale of Yutrepia.
On June 4, 2020, we filed a lawsuit in the U.S. District Court for the District of Delaware against Liquidia for infringement of the ’901 patent and the ’066 patent, both of which expire in December 2028. We filed our lawsuit within 45 days of receipt of notice from Liquidia of its NDA filing. As a result, under the Hatch-Waxman Act, the FDA was precluded by regulation from approving Liquidia’s NDA for up to 30 months or until the resolution of the litigation, whichever occurs first. In July 2020, Liquidia filed an answer to our complaint that included counterclaims alleging, among other things, that the patents at issue in the litigation are not valid and will not be infringed by the commercial manufacture, use, or sale of Yutrepia.
In July 2020, the USPTO issued a new patent to us related to Tyvaso. The new patent, U.S. Patent No. 10,716,793 (the ’793 patent), expires in May 2027, and is listed in the Orange Book for Tyvaso and Tyvaso DPI. In July 2020, we filed an amended complaint against Liquidia to include a claim for infringement of the ’793 patent. The ’793 patent relates to a method of administering treprostinil via inhalation and includes claims covering the dosing regimen used to administer Tyvaso and Tyvaso DPI. In

Quarterly Report	21

Part I. Financial Information
December 2021, we filed a stipulation that the ’901 patent is not infringed by Liquidia based on the court’s claim construction ruling. That stipulation is subject to our right to appeal the court’s claim construction.
Trial took place during March 2022, and the court issued its decision on August 31, 2022. The court found that Liquidia infringed the ’793 patent and had not proved that any claim of that patent is invalid. The court also determined that Liquidia had proved invalidity of certain claims of the ’066 patent and that we had not proved infringement of another ’066 patent claim. Accordingly, the court issued a final judgment that bars the FDA from approving Liquidia’s approved product until expiration of the ’793 patent in May 2027. The parties have appealed the portions of the decision adverse to each of them, and those appeals are pending. Meanwhile, Liquidia filed a motion with the district court seeking to stay the portion of the judgment that bars the FDA from finally approving until expiration of the ’793 patent, and we opposed that motion. The court has not yet ruled on that motion.
In January 2021, Liquidia filed another petition for IPR with the PTAB. In its petition, Liquidia sought to invalidate the ’793 patent. In July 2022, the PTAB issued a final written decision finding all claims of the ’793 patent to be unpatentable. We filed a request for rehearing and for precedential opinion panel review. On October 26, 2022, the PTAB denied our precedential opinion panel review, but “determine[d] that the Board’s Final Written Decision did not address adequately whether the [references relied upon as the basis for canceling claims] qualify as prior art.” Thus, the PTAB directed the original panel “in its consideration on rehearing, to clearly identify whether the … references qualify as prior art.” There is no deadline to complete this inquiry. Once the PTAB issues its decision, the losing party will have the right to appeal. The patent remains valid at least until appeals are exhausted.
Liquidia could obtain final FDA approval for its proposed product prior to May 2027 in two circumstances: (1) Liquidia could prevail on appeal, either from the district court judgment or IPRs, such that it is not found to infringe any valid claims of our patents; or (2) the district court or appeals court could stay the order barring FDA approval during the pendency of its appeals.
In June 2021, we filed a motion in the patent case in the U.S. District Court for the District of Delaware to file an amended complaint adding trade secret misappropriation claims against Liquidia and a former Liquidia employee, Dr. Robert Roscigno. The court denied the motion based on a finding that adding the additional claims would impact the case schedule. Thus, we filed those claims as a separate case against Liquidia and Robert Roscigno in North Carolina state court. Discovery is underway in that case.
We plan to vigorously enforce our intellectual property rights related to Tyvaso and Tyvaso DPI.
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
In October 2021, we filed a motion for judgment on the pleadings, seeking to dismiss the plaintiffs’ claims in this litigation. On that same day, plaintiffs filed an amended complaint that includes state antitrust claims based on alleged facts similar to those raised by Sandoz and RareGen in the matter described above. The amended complaint added MSP Recovery Claims Series 44, LLC as a plaintiff and Smiths Medical and CVC as defendants. As a result of the amended complaint, the court ruled that our motion for judgment on the pleadings was moot. In December 2021, we filed a motion to dismiss all of the plaintiffs’ claims in the amended complaint, including the new antitrust claims. Smiths Medical also filed a motion to dismiss the plaintiffs’ claims against Smiths Medical. On September 23, 2022, the court dismissed all of the plaintiffs’ claims against us and Smiths Medical without prejudice.
On October 21, 2022, the plaintiffs filed a motion seeking clarification or reconsideration of the court’s order dismissing the complaint without prejudice and argued that the court should allow the plaintiffs an opportunity to amend. That same day, the plaintiffs filed a motion for leave to amend the complaint and attached a proposed second amended complaint. In addition to the claims previously asserted, the proposed second amended complaint adds federal antitrust claims and consumer protection claims under other states’ laws. The second amended complaint also names Accredo Health Group, CVS Health Corporation, Express Scripts, Inc., Express Scripts Holding Company, and the Adira Foundation as additional defendants. On October 27, 2022, the court granted plaintiffs’ motion for leave to amend, and denied as moot plaintiffs’ motion seeking clarification. On that same day, plaintiffs filed the second amended complaint.
We intend to vigorously defend against this lawsuit and any similar lawsuits that may be brought by these or any other plaintiffs.

22	United Therapeutics, a public benefit corporation

Part I. Financial Information
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
In June 2021, we commenced litigation against HRSA and HHS in the U.S. District Court for the District of Columbia seeking to vindicate the lawfulness of our 340B program contract pharmacy policies. Despite the litigation, in September 2021, HRSA sent to us, along with the other manufacturers challenging HRSA’s 340B interpretation, letters stating that HRSA is referring “this issue to the HHS Office of the Inspector General (OIG)” for potential enforcement action. We have not received any communication from the OIG regarding our 340B contract pharmacy policy. Meanwhile, the parties submitted and fully briefed cross-motions for summary judgment, and the court heard oral argument on those motions, and also similar motions in a related case involving Novartis, in October 2021. In November 2021, the court granted our motion for summary judgment in part, and issued a decision holding that the HRSA letters threatening enforcement action “contain legal reasoning that rests upon an erroneous reading of Section 340B.” The court explained that “[t]he statute’s plain language, purpose, and structure do not prohibit drug manufacturers from attaching any conditions to the sales of covered drugs through contract pharmacies. Nor do they permit all conditions. Accordingly, any future enforcement action must rest on a new statutory provision, a new legislative rule, or a well-developed legal theory that Section 340B precludes the specific conditions at issue here.”
HRSA and HSS appealed to the U.S. Court of Appeals for the District of Columbia Circuit in December 2021, and the appeal is pending. Oral argument took place on October 24, 2022, and the parties await the court’s decision.
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
•Our ability to maintain attractive pricing and reimbursement levels for our products, in light of increasing competition, including from generic products, pressure from government and other payers to decrease the costs associated with healthcare, including the potential impact of the Inflation Reduction Act on our business;
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
•The impact of competing therapies on sales of our commercial products, including the impact of generic versions of Adcirca and Remodulin; established therapies such as Uptravi; and newly-developed therapies such as Merck’s sotatercept and Liquidia’s Yutrepia;
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
•Orenitram, a tablet dosage form of treprostinil, approved by the FDA to delay disease progression and improve exercise capacity in PAH patients. In April 2022, an international distributor submitted a marketing approval application for Orenitram to the European Medicines Agency. In October 2022, this application was withdrawn by the distributor based on initial feedback indicating that approval of Orenitram in Europe would require another large clinical trial.
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
We settled litigation with Sandoz related to its abbreviated new drug application (ANDA) seeking FDA approval to market a generic version of Remodulin and in March 2019, Sandoz announced the availability of its generic product in the United States. We have also entered into similar settlement agreements with other generic companies, some of which have also launched sales of generic versions of Remodulin. Through September 30, 2022, we have seen limited erosion of Remodulin sales as a result of generic treprostinil competition in the United States. We are currently engaged in litigation with Sandoz and its marketing partner, RareGen (now a subsidiary of Liquidia Corporation, the parent company of Liquidia), related to the infusion devices used to deliver Remodulin subcutaneously. We understand that generic treprostinil was initially launched by Sandoz/RareGen for use only by intravenous administration. In May 2021, Liquidia announced that Sandoz’s generic treprostinil has been made available for subcutaneous use, following FDA clearance of a cartridge that can deliver the product via the Smiths Medical MS-3 pump. See Note 13—Litigation, to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
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

Quarterly Report	25

Part I. Financial Information
Tyvaso and Orenitram—Potential Future Generic Competition
We settled litigation with Watson Laboratories, Inc. (Watson) and Actavis Laboratories FL, Inc. (Actavis) related to their ANDAs seeking FDA approval to market generic versions of Tyvaso and Orenitram, respectively, before the expiration of certain of our U.S. patents. Under the settlement agreements, Watson and Actavis can market their generic versions of Tyvaso and Orenitram in the United States beginning in January 2026 and June 2027, respectively, although they may be permitted to enter the market earlier under certain circumstances. In May 2022, we settled litigation with ANI Pharmaceuticals, Inc. (ANI) regarding its ANDA seeking FDA approval to market a generic version of Orenitram. Under the settlement agreements, ANI can market its generic version of Orenitram in the United States beginning in December 2027, although it may be permitted to enter the market earlier under certain circumstances. Competition from these generic companies could reduce our net product sales and profits.
Liquidia—Yutrepia
We are engaged in patent litigation with Liquidia concerning three patents related to Tyvaso. The litigation is proceeding in parallel in two fora: (1) federal court; and (2) the Patent Trial and Appeal Board (PTAB) of the U.S. Patent and Trademark Office.
As background, in January 2020 Liquidia submitted its initial NDA to the FDA for approval of Yutrepia™ (formerly known as LIQ861), a dry powder formulation of treprostinil for inhalation. The Yutrepia NDA was submitted under the 505(b)(2) regulatory pathway with Tyvaso as the reference listed drug and received tentative approval from the FDA in November 2021. If and when Liquidia launches Yutrepia, it would compete directly with Tyvaso, Tyvaso DPI, and our other treprostinil-based products.
Following the initial submission of the Yutrepia NDA, we filed a lawsuit in federal district court against Liquidia for infringement of three of our patents: U.S. Patent Nos. 9,604,901 (the ’901 patent), 9,593,066 (the ’066 patent), and 10,716,793 (the ’793 patent). In December 2021, we filed a stipulation that the ’901 patent is not infringed by Liquidia based on the court’s claim construction ruling, subject to our right to appeal the court’s claim construction at the appropriate time. Trial was held during March 2022 on the ’066 patent and the ’793 patent, and we received the court’s decision on August 31, 2022. The court found that Liquidia infringed the ’793 patent and had not proved that any claim of that patent is invalid. The court also determined that Liquidia had proved invalidity of certain claims of the ’066 patent and that we had not proved infringement of another ’066 patent claim. Accordingly, the court issued a final judgment that bars the FDA from approving Liquidia’s approved product until expiration of the ’793 patent in May 2027. The parties have each appealed the portions of the decision adverse to them, and those appeals are pending.
Separately, Liquidia has been attempting to invalidate these patents by filing petitions for inter partes review (IPR) with the PTAB. Challengers in IPR proceedings have a lower burden of proof (preponderance of the evidence) relative to district court litigation (clear and convincing evidence) to successfully challenge the validity of patent claims.
•’066 patent: In October 2020, the PTAB declined to institute IPR proceedings relating to this patent because Liquidia failed to establish a reasonable likelihood of prevailing on any claim of this patent.
•’901 patent: In October 2021, the PTAB issued a final written decision on Liquidia’s IPR relating to this patent. The PTAB upheld the patentability of two of the claims of this patent, one of which was being asserted against Liquidia in the district court litigation, and found that seven other claims of this patent were unpatentable. We have appealed the PTAB’s decision, and the appeal is pending. All claims of this patent remain valid until any IPR appeals are exhausted. In December 2021, we filed a stipulation in the district court litigation that the ’901 patent is not infringed by Liquidia based on the court’s claim construction ruling. That stipulation is subject to our right to appeal the court’s claim construction at the appropriate time.
•’793 patent: In August 2021, the PTAB instituted IPR proceedings related to this patent. In July 2022, the PTAB issued a final written decision finding all claims of this patent to be unpatentable. We filed a request for rehearing and for precedential opinion panel review. On October 26, 2022, the PTAB denied our precedential opinion panel review, but “determine[d] that the Board’s Final Written Decision did not address adequately whether the [references relied upon as the basis for canceling claims] qualify as prior art.” Thus, the PTAB directed the original panel “in its consideration on rehearing, to clearly identify whether the … references qualify as prior art.” There is no deadline to complete this inquiry. Once the PTAB issues its decision, the losing party will have the right to appeal. All claims of this patent remain valid until any IPR appeals are exhausted.
Liquidia could obtain final FDA approval for its proposed product prior to May 2027 in two circumstances: (1) Liquidia could prevail on appeal, either from the district court judgment or IPRs, such that it is not found to infringe any valid claims of our patents; or (2) the district court or appeals court could stay the district court order barring FDA approval during the pendency of its appeals. Liquidia has filed a motion with the district court to stay the bar against final FDA approval, and that motion is fully briefed and pending.
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
Research and Development
Our research and development expenses primarily include costs associated with the research and development of products and post-marketing research commitments. These costs also include share-based compensation and salary-related expenses for research and development functions, professional fees for preclinical and clinical studies, costs associated with clinical manufacturing, facilities-related expenses, regulatory costs, and costs associated with payments to third-party contract manufacturers before FDA approval of the relevant product. Expenses also include costs for third-party arrangements, including upfront fees and milestone payments required under license arrangements for therapies under development. We do not track fully-burdened research and development expenses by individual product candidate.
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
Share-Based Compensation
Historically, we granted stock options under our Amended and Restated Equity Incentive Plan and awards under our Share Tracking Awards Plan (the STAP). Issuance of awards under both of these plans was discontinued in 2015. Currently, we grant stock options and restricted stock units under the United Therapeutics Corporation Amended and Restated 2015 Stock Incentive Plan (the 2015 Plan), and restricted stock units under our 2019 Inducement Stock Incentive Plan (the 2019 Inducement Plan). The grant date fair values of stock options and restricted stock units are recognized as share-based compensation expense ratably over their vesting periods.
The fair value of STAP awards and stock options is measured using inputs and assumptions under the Black-Scholes-Merton model. The fair value of restricted stock units is measured using our stock price on the date of grant. Although we no longer grant STAP awards, we had approximately 0.7 million STAP awards outstanding as of September 30, 2022. We account for STAP awards as liabilities because they are settled in cash. As such, we must re-measure the fair value of STAP awards at the end of each financial reporting period until the awards are no longer outstanding. Changes in our liability associated with outstanding STAP awards as a result of such re-measurements are recorded as adjustments to share-based compensation expense and can

Quarterly Report	27

Part I. Financial Information
create substantial volatility within our operating expenses from period to period. The following factors, among others, have a significant impact on the amount of share-based compensation expense recognized in connection with STAP awards from period to period: (1) volatility in the price of our common stock (specifically, increases in the price of our common stock will generally result in an increase in our liability and related compensation expense, while decreases in our stock price will generally result in a reduction in our liability and related compensation expense); and (2) decreases in the number of outstanding awards.
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
Remunity Pump and RemoPro
In February 2021, we launched U.S. commercial sales of the Remunity Pump, which is a semi-disposable system for subcutaneous delivery of treprostinil, developed in collaboration with DEKA Research & Development Corp. (DEKA) under an exclusive development and license agreement. The Remunity Pump consists of a small, lightweight, durable pump and separate controller. The Remunity Pump uses disposable cartridges filled with Remodulin, which can be connected to the pump with less patient manipulation than is typically involved in filling other currently-available subcutaneous pumps. In November 2019, we entered into a supply agreement with an affiliate of DEKA to manufacture and supply the Remunity Pump to us. Under the terms of the agreement, we reimburse all of DEKA’s and its affiliates’ costs to manufacture the Remunity Pump. The Remunity Pump was initially made available to patients in the United States primarily by contracted specialty pharmacies, with weekly shipments of disposable cartridges pre-filled with Remodulin. In September 2022, we launched a patient-filled version, which enables patients to receive monthly shipments of Remunity cartridges and Remodulin.
Continued adoption of the Remunity Pump is becoming increasingly important as one of the prior pumps used for subcutaneous Remodulin administration, the Smiths Medical CADD-MS®3 pump (MS-3), was discontinued by the manufacturer in 2015, and the existing inventory of these pumps held by specialty pharmacy distributors is nearly exhausted. When Smiths Medical announced it was discontinuing the MS-3 pump in 2015, we funded the manufacture of several thousand additional pumps and, in parallel, pursued development of the Remunity Pump to help ensure that PAH patients would not experience a delay or disruption in their Remodulin therapy.
We are conducting a series of phase 1 studies to develop a new prodrug called RemoPro, which is intended to enable subcutaneous delivery of treprostinil analog therapy without the site pain currently associated with subcutaneous Remodulin. As a prodrug, RemoPro is designed to be inactive in the subcutaneous tissue, which is intended to decrease or eliminate site pain, and to metabolize into treprostinil or a treprostinil analog once it is absorbed into the blood.
Finally, we are developing new, alternative pump systems for Remodulin, and new versions of the Remunity Pump.
Tyvaso — TETON studies
We are also enrolling two phase 3 studies, called TETON 1 and TETON 2, of Tyvaso for the treatment of idiopathic pulmonary fibrosis (IPF). TETON 1 is being conducted in the United States and Canada, and TETON 2 is being conducted outside the United States and Canada. The primary endpoint of both studies is the change in absolute forced vital capacity (FVC) from baseline to week 52. The TETON 1 study enrolled its first patient in June 2021, and the TETON 2 study enrolled its first patient in October 2022.
The TETON studies were prompted by data from the INCREASE study of Tyvaso in PH-ILD, which demonstrated improvements in certain key parameters of lung function in pulmonary hypertension patients with fibrotic lung disease (improved absolute FVC

28	United Therapeutics, a public benefit corporation

Part I. Financial Information
and reduced exacerbations of underlying lung disease). Specifically, in the INCREASE study, treatment with Tyvaso resulted in significant improvements in percent predicted FVC at weeks 8 and 16, with subjects having an underlying etiology of IPF showing the greatest improvement (week 8: 2.5%; p=0.0380 and week 16: 3.5%; p=0.0147). Consistent positive effects were also observed in patients with chronic hypersensitivity pneumonitis and environmental/occupational lung disease. In May 2022, data from the INCREASE open-label, long-term extension trial were presented at a medical conference, indicating that improvements in FVC were sustained for at least 64 weeks for IPF patients. For those patients who received placebo during the INCREASE study, marked improvements in FVC were observed following transition to active Tyvaso during the open-label extension study. These data points, combined with substantial preclinical evidence of antifibrotic activity of treprostinil, suggest that Tyvaso may offer a treatment option for patients with IPF.
In December 2020, the FDA granted orphan designation for treprostinil to treat IPF. In March 2022, the European Medicines Agency also granted orphan designation for treprostinil to treat IPF.
If the TETON studies are successful, we also plan to seek FDA approval to expand the Tyvaso DPI label to include IPF.
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

Quarterly Report	29

Part I. Financial Information
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
Aurora-GT
We are conducting a clinical study (called SAPPHIRE) of a gene therapy product called Aurora-GT, in which a PAH patient’s own endothelial progenitor cells are isolated, transfected with the gene for human endothelial nitric oxide synthase, expanded ex-vivo, and then delivered back to the same patient. This product is intended to rebuild the blood vessels in the lungs that are compromised by PAH. This study is being conducted in Canada by Northern Therapeutics, Inc. (Northern Therapeutics), a Canadian entity in which we have a 49.7 percent voting stake and a 71.8 percent financial stake. In October 2022, we were notified that Northern Therapeutics intends to discontinue enrollment of new patients at the end of 2022, as a result of the slow enrollment of the study. Upon reviewing the data from the SAPPHIRE study, Northern Therapeutics will consider whether to initiate further studies of Aurora-GT. We have the exclusive right to pursue this technology in the United States. Under our agreement with Northern Therapeutics, we have funded all of the expenses of the SAPPHIRE program, and will continue to do so through the end of 2022, after which time Northern Therapeutics will be solely responsible for all future costs of developing Aurora-GT outside the United States.
Tyvaso — PERFECT study
In September 2022, we terminated the PERFECT clinical study of Tyvaso for the treatment of WHO Group 3 pulmonary hypertension associated with chronic obstructive pulmonary disease. We terminated the study based upon a recommendation of the study’s independent Data Safety Monitoring Committee (DSMC), following a routine safety and efficacy analysis conducted by the DSMC.

30	United Therapeutics, a public benefit corporation

Part I. Financial Information
Future Prospects
We anticipate that overall revenue growth over the near-term will be driven primarily by: (1) growth in sales of Tyvaso as a result of the expansion of its label to include PH-ILD and the commercial launch of Tyvaso DPI; (2) continued growth in the number of patients prescribed Orenitram following our expansion of the Orenitram label to reflect the results of the FREEDOM-EV study; and (3) modest price increases for some of our products; partially offset by further generic erosion of Adcirca sales. We believe that additional revenue growth in the medium- and longer-term will be driven by commercializing four key therapeutic platforms in our pipeline, which are comprised of the enabling technologies described below, among others:

Platform	Enabling Technologies
Tyvaso and Tyvaso DPI (inhaled treprostinil)	TETON studies
Remodulin (parenteral treprostinil)	RemoPro, next-generation Remunity system, alternative pump systems
New Chemical Entities and New Biologics	Ralinepag
Organ Manufacturing and Transplantation	Xenotransplantation, three-dimensional organ bioprinting, regenerative medicine, ex-vivo lung perfusion
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
Impact of COVID-19 on our Business
Except as otherwise discussed in this Quarterly Report on Form 10-Q, there have been no material changes to the impact of the COVID-19 pandemic on our business since the date of our 2021 Annual Report. Please see the discussion of the impact of COVID-19 on our business in our 2021 Annual Report.
For a discussion of the risks to our business associated with COVID-19, please see the risk factor below entitled, We face risks and uncertainties related to the COVID-19 pandemic, which could significantly disrupt our operations and/or business for an unknown period of time.

Quarterly Report	31

Part I. Financial Information
Results of Operations
Three and Nine Months Ended September 30, 2022 and September 30, 2021
Revenues
The table below presents the components of total revenues (dollars in millions):

	Three Months Ended September 30,		Dollar Change	Percentage Change	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2022	2021			2022	2021
Net product sales:
Tyvaso(1)	$257.7	$164.2	$93.5	57%	$630.7	$441.0	$189.7	43%
Remodulin(2)	114.0	125.4	(11.4)	(9)%	377.7	395.4	(17.7)	(4)%
Orenitram	87.5	85.2	2.3	3%	249.3	233.8	15.5	7%
Unituxin	46.1	55.3	(9.2)	(17)%	146.2	152.3	(6.1)	(4)%
Adcirca	10.7	14.6	(3.9)	(27)%	30.9	47.8	(16.9)	(35)%
Other	—	—	—	—%	10.0	—	10.0	NM(3)
Total revenues	$516.0	$444.7	$71.3	16%	$1,444.8	$1,270.3	$174.5	14%
(1)Net product sales include both the drug product and the respective inhalation devices for both Tyvaso and Tyvaso DPI.
(2)Net product sales include sales of infusion devices, such as the Remunity Pump.
(3) Calculation is not meaningful.
Net product sales from our treprostinil-based products (Tyvaso, Remodulin, and Orenitram) grew by $84.4 million and $187.5 million for the three and nine months ended September 30, 2022, respectively, as compared to the same periods in 2021.
Tyvaso net product sales for the three and nine months ended September 30, 2022 increased as compared to the same periods in 2021, primarily due to an increase in quantities sold and, to a lesser extent, the impact of a price increase and lower gross-to-net deductions. The increase in quantities sold was driven by our launch of sales of Tyvaso DPI in June 2022 and continued growth in the number of patients following the PH-ILD label expansion in March 2021.
Remodulin net product sales for the three months ended September 30, 2022 decreased as compared to the same period in 2021, due to a $6.8 million decrease in international Remodulin net product sales and a $4.6 million decrease in U.S. Remodulin net product sales. Remodulin net product sales for the nine months ended September 30, 2022 decreased as compared to the same period in 2021, primarily due to a $15.1 million decrease in U.S. Remodulin net product sales, driven by a decrease in quantities sold, partially offset by lower gross-to-net deductions.

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

32	United Therapeutics, a public benefit corporation

Part I. Financial Information

	Three Months Ended September 30, 2022
	Rebates and Chargebacks	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, July 1, 2022	$70.8	$3.5	$5.3	$9.8	$89.4
Provisions attributed to sales in:
Current period	50.0	11.5	0.4	8.2	70.1
Prior periods	(1.0)	—	(1.7)	0.4	(2.3)
Payments or credits attributed to sales in:
Current period	(3.7)	(7.0)	—	(2.5)	(13.2)
Prior periods	(47.5)	(3.4)	(0.4)	(5.3)	(56.6)
Balance, September 30, 2022	$68.6	$4.6	$3.6	$10.6	$87.4

	Three Months Ended September 30, 2021
	Rebates and Chargebacks	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, July 1, 2021	$61.3	$3.4	$8.6	$5.2	$78.5
Provisions attributed to sales in:
Current period	48.3	10.2	—	8.0	66.5
Prior periods	6.0	—	(0.8)	1.3	6.5
Payments or credits attributed to sales in:
Current period	(1.0)	(6.2)	—	(1.3)	(8.5)
Prior periods	(44.5)	(3.3)	(0.4)	(4.3)	(52.5)
Balance, September 30, 2021	$70.1	$4.1	$7.4	$8.9	$90.5

	Nine Months Ended September 30, 2022
	Rebates and Chargebacks	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, January 1, 2022	$67.8	$3.8	$6.3	$7.9	$85.8
Provisions attributed to sales in:
Current period	142.9	32.1	0.4	25.2	200.6
Prior periods	(4.7)	(0.5)	(1.7)	0.5	(6.4)
Payments or credits attributed to sales in:
Current period	(74.6)	(27.6)	—	(14.6)	(116.8)
Prior periods	(62.8)	(3.2)	(1.4)	(8.4)	(75.8)
Balance, September 30, 2022	$68.6	$4.6	$3.6	$10.6	$87.4

	Nine Months Ended September 30, 2021
	Rebates and Chargebacks	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, January 1, 2021	$60.7	$3.0	$12.5	$3.7	$79.9
Provisions attributed to sales in:
Current period	146.8	29.2	—	23.6	199.6
Prior periods	0.7	—	(3.9)	0.2	(3.0)
Payments or credits attributed to sales in:
Current period	(79.9)	(25.1)	—	(13.7)	(118.7)
Prior periods	(58.2)	(3.0)	(1.2)	(4.9)	(67.3)
Balance, September 30, 2021	$70.1	$4.1	$7.4	$8.9	$90.5

Quarterly Report	33

Part I. Financial Information
Cost of Product Sales
The table below summarizes cost of product sales by major category (dollars in millions):

	Three Months Ended September 30,		Dollar Change	Percentage Change	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2022	2021			2022	2021
Category:
Cost of product sales	$37.1	$26.8	$10.3	38%	$90.8	$83.9	$6.9	8%
Share-based compensation expense(1)	0.1	0.9	(0.8)	(89)%	2.0	4.0	(2.0)	(50)%
Total cost of product sales	$37.2	$27.7	$9.5	34%	$92.8	$87.9	$4.9	6%
(1)Refer to Share-Based Compensation section below for discussion.
Cost of product sales, excluding share-based compensation. Cost of product sales for the three months ended September 30, 2022 increased as compared to the same period in 2021, primarily due to an increase in royalty expense and product costs due to an overall increase in sales.
Research and Development
The table below summarizes the nature of research and development expenses by major expense category (dollars in millions):

	Three Months Ended September 30,		Dollar Change	Percentage Change	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2022	2021			2022	2021
Category:
External research and development(1)	$37.6	$35.7	$1.9	5%	$122.1	$114.3	$7.8	7%
Internal research and development(2)	29.1	30.8	(1.7)	(6)%	96.0	87.1	8.9	10%
Share-based compensation expense(3)	2.0	5.7	(3.7)	(65)%	12.8	17.0	(4.2)	(25)%
Impairments(4)	—	1.2	(1.2)	(100)%	—	130.0	(130.0)	(100)%
Other(5)	(2.6)	5.8	(8.4)	(145)%	(1.9)	108.8	(110.7)	(102)%
Total research and development expense	$66.1	$79.2	$(13.1)	(17)%	$229.0	$457.2	$(228.2)	(50)%

(1)External research and development primarily includes fees paid to third parties (such as clinical trial sites, contract research organizations, and contract laboratories) for preclinical and clinical studies and payments to third-party contract manufacturers before FDA approval of the relevant product.
(2)Internal research and development primarily includes salary-related expenses for research and development functions, internal costs to manufacture product candidates before FDA approval, and internal facilities-related expenses, including depreciation, related to research and development activities.
(3)Refer to Share-Based Compensation section below for discussion.
(4)Impairments primarily includes impairment charges to write-down the carrying value of in-process research and development and of certain property, plant, and equipment as a result of research and development activities.
(5)Other primarily includes upfront fees and milestone payments to third parties under license agreements related to development-stage products, adjustments to the fair value of our contingent consideration obligations, and a one-time expense associated with the redemption of a priority review voucher in the first quarter of 2021.
Research and development expense, excluding share-based compensation. Research and development expense for the three months ended September 30, 2022 decreased as compared to the same period in 2021, primarily due to adjustments to the fair value of our contingent consideration obligations.
Research and development expense for the nine months ended September 30, 2022 decreased as compared to the same period in 2021, due to: (1) a $107.3 million IPR&D impairment charge related to our March 2021 decision to discontinue the U.S. development of Trevyent; (2) a $105.0 million purchase of a pediatric disease priority review voucher in January 2021, which we redeemed upon submission of our NDA for Tyvaso DPI; and (3) an $11.6 million impairment charge related to repurposing one of our facilities during the first quarter of 2021.

34	United Therapeutics, a public benefit corporation

Part I. Financial Information
Selling, General, and Administrative
The table below summarizes selling, general, and administrative expense by major category (dollars in millions):

	Three Months Ended September 30,		Dollar Change	Percentage Change	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2022	2021			2022	2021
Category:
General and administrative	$85.7	$73.9	$11.8	16%	$243.9	$218.3	$25.6	12%
Sales and marketing	17.2	17.2	—	—%	47.8	48.0	(0.2)	—%
Share-based compensation (benefit) expense(1)	(4.5)	18.0	(22.5)	(125)%	27.2	72.8	(45.6)	(63)%
Total selling, general, and administrative expense	$98.4	$109.1	$(10.7)	(10)%	$318.9	$339.1	$(20.2)	(6)%
(1)Refer to Share-Based Compensation below for discussion.
General and administrative, excluding share-based compensation. The increase in general and administrative expense for the three and nine months ended September 30, 2022, as compared to the same periods in 2021, was primarily due to: (1) an increase in branded prescription drug fee expense associated with sales of Tyvaso; and (2) an impairment expense related to property, plant, and equipment.
Share-Based Compensation
The table below summarizes share-based compensation (benefit) expense by major category (dollars in millions):

	Three Months Ended September 30,		Dollar Change	Percentage Change	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2022	2021			2022	2021
Category:
Stock options	$5.7	$5.8	$(0.1)	(2)%	$16.8	$19.8	$(3.0)	(15)%
Restricted stock units	9.9	6.2	3.7	60%	23.6	18.4	5.2	28%
STAP awards	(18.5)	12.2	(30.7)	(252)%	0.2	54.3	(54.1)	(100)%
Employee stock purchase plan	0.5	0.4	0.1	25%	1.4	1.3	0.1	8%
Total share-based compensation (benefit) expense	$(2.4)	$24.6	$(27.0)	(110)%	$42.0	$93.8	$(51.8)	(55)%
The table below summarizes share-based compensation (benefit) expense by line item in our consolidated statements of operations (dollars in millions):

	Three Months Ended September 30,		Dollar Change	Percentage Change	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2022	2021			2022	2021
Cost of product sales	$0.1	$0.9	$(0.8)	(89)%	$2.0	$4.0	$(2.0)	(50)%
Research and development	2.0	5.7	(3.7)	(65)%	12.8	17.0	(4.2)	(25)%
Selling, general, and administrative	(4.5)	18.0	(22.5)	(125)%	27.2	72.8	(45.6)	(63)%
Total share-based compensation (benefit) expense	$(2.4)	$24.6	$(27.0)	(110)%	$42.0	$93.8	$(51.8)	(55)%
The increase in share-based compensation benefit for the three months ended September 30, 2022, as compared to the same period in 2021, was primarily due to an increase in STAP benefit driven by an 11 percent decrease in our stock price for the three months ended September 30, 2022, as compared to a three percent increase in our stock price for the same period in 2021. The decrease in share-based compensation expense for the nine months ended September 30, 2022, as compared to the same period in 2021, was primarily due to: (1) a decrease in STAP expense driven by a three percent decrease in our stock price for the nine months ended September 30, 2022, as compared to a 22 percent increase in our stock price for the same period in 2021; and (2) a decrease in stock option expense due to fewer awards outstanding in 2022. For more information, refer to Note 9—Share-Based Compensation to our consolidated financial statements.

Quarterly Report	35

Part I. Financial Information
Other (Expense) Income, Net
The changes in other (expense) income, net for the three and nine months ended September 30, 2022, as compared to the same periods in 2021, were primarily due to net unrealized and realized gains and losses on equity securities. During the first quarter of 2021, we sold an investment that we held in a publicly-traded company. We received $108.9 million in cash from the sale of the investment and realized a gain of $91.9 million. Refer to Note 3—Investments to our consolidated financial statements.
Income Tax Expense
Income tax expense for the nine months ended September 30, 2022 and 2021 was $176.6 million and $89.8 million, respectively. Our effective income tax rate (ETR) for the nine months ended September 30, 2022 and 2021 was 23 percent and 20 percent, respectively. Our ETR for the nine months ended September 30, 2022 increased compared to our ETR for the nine months ended September 30, 2021 primarily due to an increase in the valuation allowance in the current period compared to a decrease in the prior period.
Financial Condition, Liquidity, and Capital Resources
We have funded our operations principally through sales of our commercial products and, from time-to-time, third-party financing arrangements. We believe that our current sources of liquidity are sufficient to fund ongoing operations and future business plans as we expect aggregate growth in revenues from our commercial products. Furthermore, our customer base remains stable and we believe that it presents minimal credit risk. However, any projections of future cash flows are inherently subject to uncertainty and we may seek other forms of financing. In March 2022, we entered into a credit agreement (the 2022 Credit Agreement), which provides for unsecured revolving credit facilities of up to $2.0 billion. Our aggregate outstanding balance under the 2022 Credit Agreement, which matures in 2027, was $800.0 million and classified as a non-current liability in our consolidated balance sheet as of September 30, 2022. See Unsecured Revolving Credit Facilities below for further details.
Cash and Cash Equivalents and Marketable Investments
Cash and cash equivalents and marketable investments comprise the following (dollars in millions):

	September 30, 2022	December 31, 2021	Dollar Change	Percentage Change
Cash and cash equivalents	$966.8	$894.8	$72.0	8%
Marketable investments—current	1,648.8	1,035.9	612.9	59%
Marketable investments—non-current	1,443.8	1,649.9	(206.1)	(12)%
Total cash and cash equivalents and marketable investments	$4,059.4	$3,580.6	$478.8	13%
Cash Flows
Cash flows comprise the following (dollars in millions):

	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2022	2021
Net cash provided by operating activities	$674.3	$423.6	$250.7	59%
Net cash used in investing activities	$(622.2)	$(291.1)	$(331.1)	(114)%
Net cash provided by financing activities	$19.9	$37.3	$(17.4)	(47)%
Operating Activities
Our operating assets and liabilities consist primarily of accounts receivable, inventories, accounts payable, accrued expenses, liabilities for our STAP awards, and tax-related payables and receivables.
The increase of $250.7 million in net cash provided by operating activities for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, was primarily due to: (1) a $105.0 million purchase of a pediatric disease priority review voucher during the nine months ended September 30, 2021; and (2) a $25.3 million decrease in cash paid to settle STAP awards. The remainder of the increase in cash provided by operating activities was due to other changes in assets and liabilities.

36	United Therapeutics, a public benefit corporation

Part I. Financial Information
Investing Activities
The increase of $331.1 million in net cash used in investing activities for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, was primarily due to: (1) a $280.5 million increase in cash used for total purchases, sales, and maturities of marketable investments; and (2) a $49.1 million increase in cash paid to purchase property, plant, and equipment.
Financing Activities
The decrease of $17.4 million in net cash provided by financing activities for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, was primarily due to: (1) a $9.4 million decrease in proceeds from the exercise of stock options; and (2) a $7.5 million increase in payments of debt issuance costs related to the 2022 Credit Agreement.
Unsecured Revolving Credit Facilities
In March 2022, we entered into the 2022 Credit Agreement, which provides for unsecured revolving credit facilities of up to $2.0 billion. On March 31, 2022, we borrowed $800.0 million under the facilities and used the funds to repay outstanding indebtedness under the then-existing credit agreement (the 2018 Credit Agreement). This balance remained outstanding as of September 30, 2022. Refer to Note 8—Debt—2022 Credit Agreement to our consolidated financial statements.
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
Item 4. Controls and Procedures
Based on their evaluation, as of September 30, 2022, our Chairperson and Chief Executive Officer and our Chief Financial Officer and Treasurer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, summarized, processed, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chairperson and Chief Executive Officer and our Chief Financial Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

Quarterly Report	37

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
Please refer to the following disclosures, which are incorporated herein by reference: (1) Note 13—Litigation to our consolidated financial statements contained elsewhere in this Quarterly Report on Form 10-Q; and (2) Patent Litigation with ANI Pharmaceuticals, Inc., within Note 13—Litigation to our consolidated financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.
Item 1A. Risk Factors
Risks Related to Our Products and Our Operations
We rely heavily on sales of our treprostinil-based therapies to generate revenues and support our operations.
Sales of our treprostinil-based therapies — Tyvaso, Tyvaso DPI, Remodulin, and Orenitram — comprise the vast majority of our revenues. Substantially decreased sales of any of these products could have a material adverse impact on our operations. A wide variety of events, such as withdrawal of regulatory approvals or substantial changes in prescribing practices or dosing patterns, many of which are described in other risk factors below, could cause sales of these products to materially decline, or to grow more slowly than expected. The current and expected availability of generic versions of our products has decreased and may continue to decrease our revenues. The approval of new therapies may negatively impact sales of our current and potential new products. Sales may decrease if any third party that manufactures, markets, distributes, or sells our commercial products cannot do so satisfactorily, or we cannot manage our internal manufacturing processes. Finally, if demand for Tyvaso DPI does not meet our expectations, the revenue opportunity for our treprostinil products could be significantly lower than we expect.
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
Our clinical trials have been (for example, the PERFECT study), and in the future may be, discontinued, delayed, canceled, or disqualified for various reasons, including: (1) the COVID-19 pandemic, which initially caused us to suspend enrollment of most of our clinical studies, and may do so again; (2) the drug is ineffective, or physicians and/or patients believe that the drug is ineffective, or that other therapies are more effective or convenient; (3) patients do not enroll in or complete clinical trials at the rate we expect; (4) we, or clinical trial sites or other third parties do not adhere to trial protocols and required quality controls under good clinical practices (GCP) regulations and similar regulations outside the United States; (5) patients experience severe side effects during treatment or die during our trials because of adverse events; and (6) the results of clinical trials conducted in a particular country are not acceptable to regulators in other countries.
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

Part II. Other Information
Numerous treatments currently compete with our commercial therapies. For example, for treatment of PAH, we compete with over fifteen branded and generic drugs. Sales of a generic version of Adcirca launched in August 2018 have had a material adverse impact on our sales of Adcirca. The availability of generic versions of Remodulin in the United States could materially impact our revenues, and generic competition has materially impacted our Remodulin revenues outside the United States. Our competitors are also developing new products that may compete with ours. For example, Liquidia and Merck are developing Yutrepia and sotatercept, respectively, which if successful would compete with our treprostinil-based products.
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
The commercial success of our products depends, in significant part, on coverage by governmental payers such as Medicare and Medicaid, and private insurance companies. A reduction in the availability or extent of reimbursement from domestic or foreign government health care programs could have a material adverse effect on our business and results of our operations. Government payers and/or third-party payers are increasingly attempting to limit the price of medicinal products and frequently challenge the pricing of new or expensive drugs. In many markets outside the United States, governments control the prices of prescription pharmaceuticals through the implementation of reference pricing, price cuts, rebates, revenue-related taxes, and profit control. Financial pressures may cause United States government payers and/or private health insurers to implement policies that would reduce reimbursement rates for our products, limit future price increases, cap reimbursement rates for pharmaceuticals to rates paid internationally, require the automatic substitution of generic products, demand more rigorous requirements for initial coverage for new products, implement step therapy policies that require patients to try other medicines, including generic products, before using our products, or take other similar steps that could make it more difficult for patients to access our products. See, for example, the discussion of the Inflation Reduction Act contained within the risk factor below entitled Government healthcare reform and other reforms could adversely affect our revenue, costs, and results of operations.
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
We must be able to manufacture sufficient quantities of our commercial products to satisfy demand. We manufacture Remodulin, Orenitram, Tyvaso, and Unituxin, including the active ingredient in each of these products, at our own facilities and rely on third parties for additional manufacturing capacity for Remodulin and Tyvaso. We rely entirely on MannKind to manufacture Tyvaso DPI, Minnetronix Inc. to manufacture the Tyvaso Inhalation System, and DEKA to manufacture the Remunity Pump for Remodulin, and we rely on a variety of other third-party sole manufacturers for certain elements of our commercial and development-stage products, as detailed under the risk factor below entitled, We rely in part on third parties to perform activities that are critical to our business. If any of our internal or third-party manufacturing and supply arrangements are interrupted for compliance issues, issues related to the COVID-19 pandemic, or other reasons, we may not have sufficient inventory to meet future demand. Changes in suppliers and/or service providers could interrupt the manufacturing of our commercial products and impede the progress of our commercial launch plans and clinical trials.
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

Quarterly Report	39

Part II. Other Information
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

40	United Therapeutics, a public benefit corporation

Part II. Other Information
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
We rely on various distributors to market, distribute, and sell our commercial products. If they are unsuccessful in, or reduce or discontinue, their sales efforts, our revenues may decline materially. Outside the United States, we rely substantially on our international distributors to obtain and maintain regulatory approvals for our products and to market and sell our products in compliance with applicable laws and regulations. In the United States, we derive all of our treprostinil-based revenues from sales to two distributors, Accredo and CVS Specialty. If either of these two distributors places significantly larger or smaller orders in a given time period, our revenues can be materially impacted in a way that does not reflect patient demand.
We rely entirely on third parties to supply pumps and other supplies necessary to deliver Remodulin. There are a limited number of pumps available in the market, and the discontinuation of any particular pump could have a material, adverse impact on our Remodulin revenues if a viable supply of an alternate pump is not available. Smiths Medical discontinued manufacturing the MS-3 system used to deliver subcutaneous Remodulin, and specialty pharmacy distributors have informed us that supplies of MS-3 pumps are nearly exhausted. Smiths Medical has also announced plans to discontinue the CADD Legacy system used to deliver intravenous Remodulin. Historically, these are the pumps primarily used to deliver Remodulin to patients in the United States. In 2021, we launched the Remunity Pump to deliver subcutaneous Remodulin, and Smiths Medical plans to make an alternative pump, the CADD Solis, available for intravenous Remodulin. We are also engaged in further efforts to develop alternative pumps to deliver Remodulin. However, if these alternative systems are not seen as adequate substitutes, or are not developed on a timely basis, our sales of Remodulin could be materially, adversely impacted.
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
We rely entirely on MannKind to manufacture Tyvaso DPI for us. If MannKind is unable to manufacture Tyvaso DPI for us for any reason, our commercial sales of Tyvaso DPI would be materially and adversely impacted.
We rely entirely on DEKA and its affiliates for the manufacture of the Remunity Pump for Remodulin. Finally, we also rely on various sole-source suppliers for manufacturing activities related to ralinepag, RemoPro, and other pumps we are developing for Remodulin. For a further discussion of risks created by the use of third-party contract manufacturers, see the risk factor above entitled, Our manufacturing strategy exposes us to significant risks.
We rely heavily on third-party contract research organizations, contract laboratories, clinical investigative sites, and other third parties to conduct our clinical trials, preclinical studies and other research and development activities. In addition, the success of certain products we are developing will depend on clinical trials sponsored by third parties. Third-party failure to conduct or

Quarterly Report	41

Part II. Other Information
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
Significantly, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (IRA) into law. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the PPACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Medicare Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other

Quarterly Report	43

Part II. Other Information
reasons, it is currently unclear how the IRA will be effectuated, and while the impact of the IRA on the pharmaceutical industry cannot yet be fully determined, it is likely to be significant.
In addition, Congress has recently enacted other statutes that could adversely affect our ability to successfully commercialize our products. Under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated, which could increase our Medicaid rebate liability.
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
We anticipate that the IRA and other healthcare reform measures that may be adopted in the future may result in additional downward pressure on coverage and the payment that we receive for any approved product, and adversely impact our business. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payment from commercial payers. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. Further state and federal healthcare reform measures adopted in the future could limit the amounts that state and federal governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure.
In October 2020, HHS and the FDA issued a final rule and guidance concerning two new pathways for importing lower-cost drugs into the United States. The final rule allows certain prescription drugs to be imported from Canada, and the guidance describes procedures for drug manufacturers to facilitate the importation of FDA-approved drugs and biologics manufactured abroad and originally intended for sale in a foreign country into the United States. More recently, the Biden administration reaffirmed its goal of taking further action with respect to the pharmaceutical industry, beyond implementation of the IRA. It is difficult to predict the impact, if any, of any such legislation or executive actions on the use of and reimbursement for our products in the United States, including the potential for the importation of generic versions of our products.
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
Pricing and rebate calculations vary among products and programs. The calculations are complex and are often subject to interpretation by us, governmental or regulatory agencies, and the courts. If we must restate or recalculate information provided under these programs, our costs of compliance could increase. Additionally, we could be held liable for errors associated with our submission of pricing data, including retroactive rebates and program refunds. We may incur significant civil monetary penalties if we are found to have knowingly submitted false average manufacturer price or best price information to the government, to have made a misrepresentation in our reporting of average sales price figures, to have knowingly provided false information in connection with a non-federal average manufacturing price filing, or to have charged 340B covered entities more than the statutorily mandated ceiling price. Certain failures to timely submit required data also could result in a civil monetary penalty for each day the information is late. We could also become subject to allegations under the False Claims Act and other laws and regulations. In addition, misreporting and failure to timely report data to U.S. Centers for Medicare & Medicaid Services (CMS) also can be grounds for CMS to terminate our Medicaid drug rebate agreement, pursuant to which we participate in the Medicaid Drug Rebate program. In the event that CMS terminates our rebate agreement, no federal payments would be available under Medicaid or Medicare Part B for our covered outpatient drugs.
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

44	United Therapeutics, a public benefit corporation

Part II. Other Information
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

Quarterly Report	45

Part II. Other Information
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

46	United Therapeutics, a public benefit corporation

Part II. Other Information
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

Quarterly Report	47

Part II. Other Information
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
•Announcements regarding generic or other challenges to the intellectual property related to our products, the launch of generic versions of our products or other competitive products, such as sotatercept or Yutrepia, and the impact of competition from generic and other products on our revenues;
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

48	United Therapeutics, a public benefit corporation

Part II. Other Information
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

Quarterly Report	49

Part II. Other Information
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the nine months ended September 30, 2022, we did not (a) repurchase any of our outstanding equity securities; or (b) sell any of our equity securities in transactions that were not registered under the Securities Act of 1933, as amended.

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
101*
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed with the SEC on November 2, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) our Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021; (2) our Consolidated Statements of Operations for the three- and nine-month periods ended September 30, 2022 and 2021; (3) our Consolidated Statements of Comprehensive Income for the three- and nine-month periods ended September 30, 2022 and 2021; (4) our Consolidated Statements of Stockholders’ Equity for the three- and nine-month periods ended September 30, 2022 and 2021; (5) our Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2022 and 2021; and (6) the Notes to our Consolidated Financial Statements.

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

UNITED THERAPEUTICS CORPORATION

November 2, 2022	By:	/s/ MARTINE ROTHBLATT
Martine Rothblatt, Ph.D.
	Title:	Chairperson and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ JAMES C. EDGEMOND
James C. Edgemond
	Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

52	United Therapeutics, a public benefit corporation