Form 10-Q
period 2023-03-31
UNITED THERAPEUTICS Corp
filed 2023-05-03
CIK 1082554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2023
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☒
The number of shares outstanding of the issuer’s common stock, par value $.01 per share, as of April 26, 2023 was 46,846,538.

2	United Therapeutics, a public benefit corporation

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Consolidated Balance Sheets
(In millions, except share data)

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,163.5	$961.2
Marketable investments	1,699.9	1,877.5
Accounts receivable, no allowance for 2023 and 2022	134.5	220.4
Inventories, net	102.5	102.0
Other current assets	92.6	219.2
Total current assets	3,193.0	3,380.3
Marketable investments	1,765.6	1,316.2
Goodwill and other intangible assets, net	44.5	44.5
Property, plant, and equipment, net	896.5	861.5
Deferred tax assets, net	321.9	327.7
Other non-current assets	124.5	114.3
Total assets	$6,346.0	$6,044.5
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$239.7	$229.9
Share tracking awards plan	46.3	80.8
Other current liabilities	38.6	32.5
Total current liabilities	324.6	343.2
Line of credit	800.0	800.0
Other non-current liabilities	98.2	104.6
Total liabilities	1,222.8	1,247.8
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01, 10,000,000 shares authorized, no shares issued	—	—
Common stock, par value $.01, 245,000,000 shares authorized, 73,317,754 and 72,651,280 shares issued, and 46,698,538 and 46,032,064 shares outstanding as of March 31, 2023 and December 31, 2022, respectively	0.7	0.7
Additional paid-in capital	2,457.3	2,388.4
Accumulated other comprehensive loss	(38.8)	(55.5)
Treasury stock, 26,619,216 shares as of March 31, 2023 and December 31, 2022	(2,579.2)	(2,579.2)
Retained earnings	5,283.2	5,042.3
Total stockholders’ equity	5,123.2	4,796.7
Total liabilities and stockholders’ equity	$6,346.0	$6,044.5

See accompanying notes to consolidated financial statements.

Quarterly Report	3

Part I. Financial Information
Consolidated Statements of Operations
(In millions, except per share data)

	Three Months Ended March 31,
	2023	2022
	(Unaudited)
Total revenues	$506.9	$461.9
Operating expenses:
Cost of sales	52.3	25.9
Research and development	82.9	69.0
Selling, general, and administrative	87.3	79.0
Total operating expenses	222.5	173.9
Operating income	284.4	288.0
Interest income	29.2	4.3
Interest expense	(13.8)	(4.7)
Other (expense) income, net	(7.9)	22.8
Impairment of investment in privately-held company	—	(1.7)
Total other income, net	7.5	20.7
Income before income taxes	291.9	308.7
Income tax expense	(51.0)	(68.8)
Net income	$240.9	$239.9
Net income per common share:
Basic	$5.20	$5.31
Diluted	$4.86	$5.03
Weighted average number of common shares outstanding:
Basic	46.3	45.2
Diluted	49.6	47.7

See accompanying notes to consolidated financial statements.

4	United Therapeutics, a public benefit corporation

Part I. Financial Information
Consolidated Statements of Comprehensive Income
(In millions)

	Three Months Ended March 31,
	2023	2022
	(Unaudited)
Net income	$240.9	$239.9
Other comprehensive income (loss):
Defined benefit pension plan:
Actuarial (loss) gain arising during period, net of tax	(0.9)	0.2
Actuarial gain and prior service cost included in net periodic pension cost, net of tax	(2.3)	0.1
Total defined benefit pension plan, net of tax	(3.2)	0.3
Unrealized gain (loss) on available-for-sale securities, net of tax	19.9	(31.6)
Other comprehensive income (loss), net of tax	16.7	(31.3)
Comprehensive income	$257.6	$208.6

See accompanying notes to consolidated financial statements.

Quarterly Report	5

Part I. Financial Information
Consolidated Statements of Stockholders’ Equity
(In millions)

	Three Months Ended March 31, 2023
	(Unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2023	72.7	$0.7	$2,388.4	$(55.5)	$(2,579.2)	$5,042.3	$4,796.7
Net income	—	—	—	—	—	240.9	240.9
Unrealized gains on available-for-sale securities	—	—	—	19.9	—	—	19.9
Defined benefit pension plan	—	—	—	(3.2)	—	—	(3.2)
Shares issued under employee stock purchase plan (ESPP)	—	—	3.4	—	—	—	3.4
Restricted stock units (RSUs) withheld for taxes	—	—	(13.5)	—	—	—	(13.5)
Common stock issued for RSUs vested	0.1	—	—	—	—	—	—
Exercise of stock options	0.5	—	61.4	—	—	—	61.4
Share-based compensation	—	—	17.6	—	—	—	17.6
Balance, March 31, 2023	73.3	$0.7	$2,457.3	$(38.8)	$(2,579.2)	$5,283.2	$5,123.2

	Three Months Ended March 31, 2022
	(Unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2022	71.7	$0.7	$2,245.4	$(23.0)	$(2,579.2)	$4,315.0	$3,958.9
Net income	—	—	—	—	—	239.9	239.9
Unrealized losses on available-for-sale securities	—	—	—	(31.6)	—	—	(31.6)
Defined benefit pension plan	—	—	—	0.3	—	—	0.3
Shares issued under ESPP	—	—	3.3	—	—	—	3.3
RSUs withheld for taxes	—	—	(11.1)	—	—	—	(11.1)
Common stock issued for RSUs vested	0.1	—	—	—	—	—	—
Exercise of stock options	0.1	—	4.3	—	—	—	4.3
Share-based compensation	—	—	12.3	—	—	—	12.3
Balance, March 31, 2022	71.9	$0.7	$2,254.2	$(54.3)	$(2,579.2)	$4,554.9	$4,176.3

See accompanying notes to consolidated financial statements.

6	United Therapeutics, a public benefit corporation

Part I. Financial Information
Consolidated Statements of Cash Flows
(In millions)

	Three Months Ended March 31,
	2023	2022
	(Unaudited)
Cash flows from operating activities:
Net income	$240.9	$239.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13.3	12.5
Share-based compensation benefit	(12.4)	(21.1)
Impairment of investment in privately-held company	—	1.7
Other	5.8	(12.2)
Changes in operating assets and liabilities:
Accounts receivable	85.9	28.1
Inventories	(2.5)	5.7
Accounts payable and accrued expenses	2.8	(10.8)
Other assets and liabilities	41.0	44.9
Net cash provided by operating activities	374.8	288.7
Cash flows from investing activities:
Purchases of property, plant, and equipment	(41.3)	(13.5)
Purchases of available-for-sale debt securities	(889.5)	(477.6)
Maturities of available-for-sale debt securities	709.7	131.9
Net cash used in investing activities	(221.1)	(359.2)
Cash flows from financing activities:
Proceeds from line of credit	—	800.0
Repayment of line of credit	—	(800.0)
Payments of debt issuance costs	(2.7)	(7.5)
Proceeds from the exercise of stock options	61.4	4.3
Proceeds from the issuance of stock under ESPP	3.4	3.3
RSUs withheld for taxes	(13.5)	(11.1)
Net cash provided by (used in) financing activities	48.6	(11.0)
Net increase (decrease) in cash and cash equivalents	$202.3	$(81.5)
Cash and cash equivalents, beginning of period	961.2	894.8
Cash and cash equivalents, end of period	$1,163.5	$813.3
Supplemental cash flow information:
Cash paid for interest	$13.1	$4.1
Cash paid for income taxes	$—	$0.4
Non-cash investing and financing activities:
Non-cash additions to property, plant, and equipment	$18.4	$6.2

See accompanying notes to consolidated financial statements.

Quarterly Report	7

Part I. Financial Information
Notes to Consolidated Financial Statements
March 31, 2023 (Unaudited)
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
2. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all of the information required by U.S. generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the accompanying notes to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 22, 2023.
In our management’s opinion, the accompanying consolidated financial statements contain all adjustments, including normal, recurring adjustments, necessary to fairly present our financial position as of March 31, 2023 and December 31, 2022, and our statements of operations, comprehensive income, stockholders’ equity, and cash flows for the three-month periods ended March 31, 2023 and 2022. Interim results are not necessarily indicative of results for an entire year.
Recently Issued Accounting Standards
Accounting Standards Adopted During the Period
None.
Accounting Standards Not Yet Adopted
None.

8	United Therapeutics, a public benefit corporation

Part I. Financial Information
3. Investments
Marketable Investments
Available-for-Sale Debt Securities
Available-for-sale debt securities are recorded at fair value, with the portion of the unrealized gains and losses that are not credit-related included as a component of accumulated other comprehensive loss in stockholders’ equity, until realized. Available-for-sale debt securities consisted of the following (in millions):

As of March 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency securities	$2,994.7	$4.6	$(40.9)	$2,958.4
Corporate debt securities	514.3	0.3	(12.5)	502.1
Total	$3,509.0	$4.9	$(53.4)	$3,460.5

Reported under the following captions in our consolidated balance sheets:
Cash and cash equivalents	$16.9
Current marketable investments	1,678.0
Non-current marketable investments	1,765.6
Total	$3,460.5

As of December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency securities	$2,697.8	$0.1	$(58.9)	$2,639.0
Corporate debt securities	555.6	—	(16.0)	539.6
Total(1)	$3,253.4	$0.1	$(74.9)	$3,178.6

Reported under the following captions in our consolidated balance sheets:
Cash and cash equivalents	$15.6
Current marketable investments	1,846.8
Non-current marketable investments	1,316.2
Total(1)	$3,178.6

(1)Total excludes $70.0 million related to available-for-sale debt securities that matured on December 31, 2022, however cash receipt did not occur until January 3, 2023. We recorded the $70.0 million receivable within other current assets in our consolidated balance sheets as of December 31, 2022.

The following tables present gross unrealized losses and fair value for those available-for-sale debt securities that were in an unrealized loss position as of March 31, 2023 and December 31, 2022, aggregated by investment category and length of time that the individual securities have been in a continuous loss position (in millions):

	Less than 12 months		12 months or longer		Total
As of March 31, 2023	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency securities	$825.2	$(9.4)	$1,167.5	$(31.5)	$1,992.7	$(40.9)
Corporate debt securities	140.5	(1.9)	339.9	(10.6)	480.4	(12.5)
Total	$965.7	$(11.3)	$1,507.4	$(42.1)	$2,473.1	$(53.4)

Quarterly Report	9

Part I. Financial Information

	Less than 12 months		12 months or longer		Total
As of December 31, 2022	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency securities	$1,324.6	$(24.2)	$1,111.6	$(34.7)	$2,436.2	$(58.9)
Corporate debt securities	254.2	(6.7)	274.1	(9.3)	528.3	(16.0)
Total	$1,578.8	$(30.9)	$1,385.7	$(44.0)	$2,964.5	$(74.9)

As of March 31, 2023 and December 31, 2022, we held 387 and 411 available-for-sale debt securities, respectively, that were in an unrealized loss position. In assessing whether the decline in fair value as of March 31, 2023 of any of these securities resulted from a credit loss, we consulted with our investment managers and reviewed the credit ratings for each security. We believe that these unrealized losses are a direct result of the current interest rate environment and do not represent an indication of credit loss. We do not intend to sell the investments in unrealized loss positions prior to their maturity and it is not more likely than not that we will be required to sell these investments before recovery of their amortized cost basis. There were no impairments due to credit loss on our available-for-sale debt securities during the three months ended March 31, 2023 and March 31, 2022.

The following table summarizes the contractual maturities of available-for-sale debt securities (in millions). Actual maturities may differ from contractual maturities because the issuers of certain of these debt securities have the right to call the securities or prepay their obligations under the securities with or without penalties.

	As of March 31, 2023
	Amortized Cost	Fair Value
Due within one year	$1,720.1	$1,694.9
Due in one to three years	1,788.9	1,765.6
Total	$3,509.0	$3,460.5
Investments in Equity Securities with Readily Determinable Fair Values
We held investments in equity securities with readily determinable fair values, in the aggregate, of $21.9 million and $30.7 million as of March 31, 2023 and December 31, 2022, respectively, which are included in current marketable investments in our consolidated balance sheets. Changes in the fair value of publicly-traded equity securities are recorded in our consolidated statements of operations within other (expense) income, net. Refer to Note 4—Fair Value Measurements.
Investments in Privately-Held Companies
As of March 31, 2023 and December 31, 2022, we maintained non-controlling equity investments in privately-held companies of $28.5 million in the aggregate. We measure these investments using the measurement alternative because the fair values of these investments are not readily determinable. Under this alternative, the investments are measured at cost, less any impairment, and adjusted for any observable price changes. We include our investments in privately-held companies within other non-current assets in our consolidated balance sheets. These investments are subject to a periodic impairment review and, if impaired, the investment is measured and recorded at fair value in accordance with ASC 820, Fair Value Measurements.
4. Fair Value Measurements
We account for certain assets and liabilities at fair value and classify these assets and liabilities within the fair value hierarchy (Level 1, Level 2, or Level 3). Our other current assets and other current liabilities have fair values that approximate their carrying values.

10	United Therapeutics, a public benefit corporation

Part I. Financial Information
Assets and liabilities subject to fair value measurements are as follows (in millions):

	As of March 31, 2023
	Level 1	Level 2	Level 3	Balance
Assets
Money market funds(1)	$476.9	$—	$—	$476.9
Time deposits(1)	253.8	—	—	253.8
U.S. government and agency securities(2)	—	2,958.4	—	2,958.4
Corporate debt securities(2)	—	502.1	—	502.1
Equity securities(3)	21.9	—	—	21.9
Contingent consideration(4)	—	—	0.1	0.1
Total assets	$752.6	$3,460.5	$0.1	$4,213.2
Liabilities
Contingent consideration(5)	—	—	18.5	18.5
Total liabilities	$—	$—	$18.5	$18.5

	As of December 31, 2022
	Level 1	Level 2	Level 3	Balance
Assets
Money market funds(1)	$459.6	$—	$—	$459.6
Time deposits(1)	75.6	—	—	75.6
U.S. government and agency securities(2)	—	2,639.0	—	2,639.0
Corporate debt securities(2)	—	539.6	—	539.6
Equity securities(3)	30.7	—	—	30.7
Contingent consideration(4)	—	—	0.1	0.1
Total assets	$565.9	$3,178.6	$0.1	$3,744.6
Liabilities
Contingent consideration(5)	—	—	19.7	19.7
Total liabilities	$—	$—	$19.7	$19.7
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
(3)Included in current marketable investments in our consolidated balance sheets. The fair value of these securities is based on quoted market prices for identical instruments in active markets. During the three months ended March 31, 2023 and March 31, 2022, we recognized $8.8 million of net unrealized losses and $25.7 million of net unrealized gains, respectively, on these securities. We recorded these gains and losses in our consolidated statements of operations within other (expense) income, net. Refer to Note 3—Investments—Marketable Investments—Investments in Equity Securities with Readily Determinable Fair Values.
(4)Included in other current assets and other non-current assets in our consolidated balance sheets. We estimated the fair value of contingent consideration using a Monte Carlo simulation. The Monte Carlo simulation incorporates Level 3 inputs including the probability of completing certain milestones during a specified period of time. The change in fair value of our contingent consideration assets for the three months ended March 31, 2023 was not material.
(5)Included in other current liabilities and other non-current liabilities in our consolidated balance sheets. The fair value of our contingent consideration obligations has been estimated using probability-weighted discounted cash flow models (DCFs). The DCFs incorporate Level 3 inputs, including estimated discount rates, that we believe market participants would consider relevant in pricing and the projected timing and amount of cash flows, which are estimated and developed, in part, based on the requirements specific to each acquisition agreement. The fair value of our contingent consideration liabilities decreased by $1.2 million from December 31, 2022 to March 31, 2023. The gain was recorded within research and development in our consolidated statements of operations.
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate fair value because of their short maturities. The fair values of our marketable investments and contingent consideration are reported above within the fair value hierarchy. Refer to Note 3—Investments. The carrying value of our debt is a reasonable estimate of the fair value of the outstanding debt based on the variable interest rate of the debt.

Quarterly Report	11

Part I. Financial Information
5. Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value and consist of the following, net of reserves (in millions):

	March 31, 2023	December 31, 2022
Raw materials	$19.7	$18.0
Work-in-progress	30.5	33.3
Finished goods	52.3	50.7
Total inventories	$102.5	$102.0
6. Property, Plant, and Equipment
Property, plant, and equipment consists of the following (in millions):

	March 31, 2023	December 31, 2022
Land and land improvements	$142.7	$142.7
Buildings, building improvements, and leasehold improvements	637.9	636.7
Buildings under construction	149.8	110.9
Furniture, equipment, and vehicles	362.0	353.9
Subtotal	1,292.4	1,244.2
Less—accumulated depreciation	(395.9)	(382.7)
Property, plant, and equipment, net	$896.5	$861.5
7. Debt
Credit Agreement
In March 2022, we entered into a credit agreement (the Credit Agreement) with Wells Fargo Bank, National Association (Wells Fargo), as administrative agent and a swingline lender, and various other lender parties, which provides for: (1) an unsecured revolving credit facility of up to $1.2 billion; and (2) a second unsecured revolving credit facility of up to $800.0 million (which facilities may, at our request, be increased by up to $500.0 million in the aggregate subject to obtaining commitments from existing or new lenders for such increase and other conditions). In accordance with the terms of the Credit Agreement, in March 2023, we extended the maturity date of the Credit Agreement by one year, to March 2028. The Credit Agreement provides the lenders the ability to extend the maturity date by one additional year to March 2029 if we request such an extension.
At our option, amounts borrowed under the Credit Agreement bear interest at either an adjusted Term Secured Overnight Finance Rate (Term SOFR) or a fluctuating base rate, in each case, plus an applicable margin determined on a quarterly basis based on our consolidated ratio of total indebtedness to EBITDA (as calculated in accordance with the Credit Agreement). To date, we have elected to calculate interest on the outstanding balance at an adjusted Term SOFR plus an applicable margin.
On March 31, 2022, we borrowed $800.0 million under the Credit Agreement, and used the funds to repay outstanding indebtedness under a prior credit agreement.
As of March 31, 2023 and December 31, 2022, our outstanding aggregate principal balance under the Credit Agreement was $800.0 million, all of which was classified as a non-current liability because we do not intend to repay any portion of this amount within one year.
The Credit Agreement contains customary events of default and customary affirmative and negative covenants. As of March 31, 2023, we were in compliance with these covenants. Lung Biotechnology PBC is our only subsidiary that guarantees our obligations under the Credit Agreement though, from time to time, one or more of our other subsidiaries may be required to guarantee our obligations.
The interest expense reported in our consolidated statements of operations for the three months ended March 31, 2023 and 2022 related to our borrowings under the Credit Agreement and our borrowings under a prior credit agreement.

12	United Therapeutics, a public benefit corporation

Part I. Financial Information
8. Share-Based Compensation
As of March 31, 2023, we have two shareholder-approved equity incentive plans: the United Therapeutics Corporation Amended and Restated Equity Incentive Plan (the 1999 Plan) and the United Therapeutics Corporation Amended and Restated 2015 Stock Incentive Plan (the 2015 Plan). The 2015 Plan provides for the issuance of up to 11,500,000 shares of our common stock pursuant to awards granted under the 2015 Plan, which includes 500,000 shares added pursuant to an amendment and restatement of the 2015 Plan approved by our shareholders in June 2022. No further awards will be granted under the 1999 Plan. We also have one equity incentive plan, the United Therapeutics Corporation 2019 Inducement Stock Incentive Plan (the 2019 Inducement Plan), that has not been approved by our shareholders, as permitted by the Nasdaq Stock Market rules. The 2019 Inducement Plan was approved by our Board of Directors in February 2019 and provides for the issuance of up to 99,000 shares of our common stock under awards granted to newly-hired employees. Currently, we grant equity-based awards to employees and members of our Board of Directors in the form of stock options and restricted stock units (RSUs) under the 2015 Plan, and we may grant RSUs to newly-hired employees under the 2019 Inducement Plan. Refer to the sections entitled Stock Options and RSUs below.
In March 2023, we issued stock options and RSUs with performance conditions to certain executives with vesting conditions tied to the achievement of specified performance criteria over a three-year period. Throughout the performance period, we reassess the estimated performance and update the number of performance-based awards that we believe will ultimately vest. The estimation of future performance requires the use of judgment. Upon the conclusion of the performance period, the performance level achieved and the ultimate number of shares that may vest are determined. Share-based compensation expense for these awards is recorded ratably over their vesting period, depending on the specific terms of the award and anticipated achievement of the specified performance criteria.
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
The following table reflects the components of share-based compensation benefit recognized in our consolidated statements of operations (in millions):

	Three Months Ended March 31,
	2023	2022
Stock options	$4.9	$5.5
RSUs	12.2	6.3
STAP awards	(30.0)	(33.4)
ESPP	0.5	0.5
Total share-based compensation benefit before tax	$(12.4)	$(21.1)
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
During the three months ended March 31, 2023, we granted 0.4 million stock options with performance vesting conditions with a total grant date fair value of $35.6 million based on the achievement of maximum performance of the financial performance condition. During the three months ended March 31, 2023, we recorded $0.2 million of share-based compensation expense related to stock options with performance vesting conditions based on achievement of target performance levels.
The following weighted average assumptions were used in estimating the fair value of stock options granted to employees during the three months ended March 31, 2023 and 2022:

	March 31, 2023	March 31, 2022
Expected term of awards (in years)	6.5	6.0
Expected volatility	31.4%	32.3%
Risk-free interest rate	3.6%	2.1%
Expected dividend yield	—%	—%

Quarterly Report	13

Part I. Financial Information
A summary of the activity and status of stock options under our equity incentive plans during the three-month period ended March 31, 2023 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2023	6,608,019	$128.21
Granted	424,076	217.50
Exercised	(539,100)	113.84
Forfeited	—	—
Outstanding as of March 31, 2023	6,492,995	$135.23	4.2	$576.5
Exercisable as of March 31, 2023	6,029,891	$128.95	3.7	$572.9
Unvested as of March 31, 2023	463,104	$217.06	9.9	$3.6
The weighted average fair value of a stock option granted during each of the three-month periods ended March 31, 2023 and March 31, 2022 was $85.52 and $63.07, respectively. These stock options have an aggregate grant date fair value of $36.3 million and $1.1 million, respectively. The total grant date fair value of stock options that vested during the three-month periods ended March 31, 2023 and March 31, 2022 was $52.9 million and $14.6 million, respectively.
Total share-based compensation expense related to stock options is recorded as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Cost of sales	$—	$—
Research and development	0.1	0.1
Selling, general, and administrative	4.8	5.4
Share-based compensation expense before taxes	4.9	5.5
Related income tax benefit	(0.2)	(0.1)
Share-based compensation expense, net of taxes	$4.7	$5.4
As of March 31, 2023, unrecognized compensation cost related to stock options was $13.9 million. Unvested outstanding stock options as of March 31, 2023 had a weighted average remaining vesting period of 2.8 years.
Stock option exercise data is summarized below (dollars in millions):

	Three Months Ended March 31,
	2023	2022
Number of options exercised	539,100	38,559
Cash received	$61.4	$4.3
Total intrinsic value of options exercised	$71.6	$3.1
RSUs
Each RSU entitles the recipient to one share of our common stock upon vesting. We measure the fair value of RSUs using the stock price on the date of grant. Share-based compensation expense for RSUs is recorded ratably over their vesting period.
During the three months ended March 31, 2023, we granted 0.2 million RSUs with performance vesting conditions with a total grant date fair value of $32.2 million based on the achievement of maximum performance of financial and non-financial performance conditions. During the three months ended March 31, 2023, we recorded $0.2 million of share-based compensation expense related to RSUs with performance vesting conditions based on achievement of target performance levels.

14	United Therapeutics, a public benefit corporation

Part I. Financial Information
A summary of the activity with respect to, and status of, RSUs during the three-month period ended March 31, 2023 is presented below:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2023	841,251	$191.48
Granted	288,236	217.88
Vested	(168,592)	138.94
Forfeited	(4,473)	197.98
Unvested as of March 31, 2023	956,422	$208.66
Total share-based compensation expense related to RSUs is recorded as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Cost of sales	$1.0	$0.6
Research and development	4.7	2.0
Selling, general, and administrative	6.5	3.7
Share-based compensation expense before taxes	12.2	6.3
Related income tax benefit	(2.9)	(1.5)
Share-based compensation expense, net of taxes	$9.3	$4.8
As of March 31, 2023, unrecognized compensation cost related to the grant of RSUs was $159.7 million. Unvested outstanding RSUs as of March 31, 2023 had a weighted average remaining vesting period of 3.5 years.
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
The aggregate liability balance associated with outstanding STAP awards was $46.3 million and $80.8 million as of March 31, 2023 and December 31, 2022, respectively, all of which was classified as a current liability in our consolidated balance sheets.
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
The table below includes the weighted average assumptions used to measure the fair value of the outstanding STAP awards:

	March 31, 2023	March 31, 2022
Expected term of awards (in years)	0.9	1.2
Expected volatility	28.6%	34.4%
Risk-free interest rate	4.6%	1.6%
Expected dividend yield	—%	—%
The closing price of our common stock was $223.96 and $179.41 on March 31, 2023 and March 31, 2022, respectively. The closing price of our common stock was $278.09 on December 31, 2022.

Quarterly Report	15

Part I. Financial Information
A summary of the activity and status of STAP awards during the three-month period ended March 31, 2023 is presented below:

	Number of Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2023	555,600	$140.54
Granted	—	—
Exercised	(29,639)	73.80
Forfeited	(500)	53.83
Outstanding as of March 31, 2023	525,461	$144.39	1.7	$41.8
Exercisable as of March 31, 2023	525,461	$144.39	1.7	$41.8
Unvested as of March 31, 2023	—	$—	—	$—
Share-based compensation benefit recognized in connection with STAP awards is as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Cost of sales	$(1.4)	$(1.2)
Research and development	(3.7)	(6.0)
Selling, general, and administrative	(24.9)	(26.2)
Share-based compensation benefit before taxes	(30.0)	(33.4)
Related income tax expense	5.2	6.6
Share-based compensation benefit, net of taxes	$(24.8)	$(26.8)
Cash paid to settle STAP awards exercised during the three-month periods ended March 31, 2023 and March 31, 2022 was $4.6 million and $3.5 million, respectively.
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

16	United Therapeutics, a public benefit corporation

Part I. Financial Information
The components of basic and diluted earnings per common share comprised the following (in millions, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net income	$240.9	$239.9
Denominator:
Weighted average outstanding shares — basic	46.3	45.2
Effect of dilutive securities(1):
Stock options, RSUs, and ESPP(2)	3.3	2.5
Weighted average shares — diluted(2)	49.6	47.7
Net income per common share:
Basic	$5.20	$5.31
Diluted	$4.86	$5.03

Stock options and RSUs excluded from calculation(2)	0.1	—
(1)Calculated using the treasury stock method.
(2)The common shares underlying certain stock options and RSUs have been excluded from the computation of diluted earnings per share because their impact would be anti-dilutive.
10. Income Taxes
Our effective income tax rate (ETR) for the three months ended March 31, 2023 and 2022 was 17 percent and 22 percent, respectively. Our ETR for the three months ended March 31, 2023 decreased compared to the ETR for the three months ended March 31, 2022 primarily due to increased excess tax benefits from share-based compensation.
We record interest and penalties related to uncertain tax positions as a component of income tax expense. As of March 31, 2023 and December 31, 2022, our total liability for unrecognized tax benefits, including related interest, was approximately $16.3 million and $15.9 million, respectively. The total amount of unrecognized tax benefits relating to our tax positions is subject to change based on future events and it is reasonably possible that the balance could change significantly over the next 12 months. Given the uncertainty of future events, we are unable to reasonably estimate the range of possible adjustments to our unrecognized tax benefits.
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

Quarterly Report	17

Part I. Financial Information
Total revenues, cost of sales, and gross profit (loss) for each of our commercial products and other were as follows (in millions):

	Three Months Ended March 31,
2023	Tyvaso(1)	Remodulin(2)	Orenitram	Unituxin	Adcirca	Other	Total
Total revenues	$238.4	$121.4	$88.2	$49.1	$7.3	$2.5	$506.9
Cost of sales	26.9	6.9	7.6	4.7	3.1	3.1	52.3
Gross profit (loss)	$211.5	$114.5	$80.6	$44.4	$4.2	$(0.6)	$454.6

2022
Total revenues	$172.0	$131.7	$82.8	$55.6	$9.8	$10.0	$461.9
Cost of sales	6.2	7.2	5.2	3.3	4.0	—	25.9
Gross profit	$165.8	$124.5	$77.6	$52.3	$5.8	$10.0	$436.0
(1) Total revenues and cost of sales include both the drug product and the respective inhalation devices for both Tyvaso and Tyvaso DPI.
(2) Total revenues and cost of sales include sales of infusion devices, such as the Remunity Pump.
Geographic revenues are determined based on the country in which our customers (distributors) are located. Total revenues from external customers by geographic area are as follows (in millions):

	Three Months Ended March 31,
	2023	2022
United States	$469.7	$409.8
Rest of World	37.2	52.1
Total	$506.9	$461.9
We recorded revenue from three distributors in the United States that exceeded ten percent of total revenues. Revenue from these three distributors as a percentage of total revenues is as follows:

	Three Months Ended March 31,
	2023	2022
Distributor 1	50%	47%
Distributor 2	33%	29%
Distributor 3	9%	10%
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

18	United Therapeutics, a public benefit corporation

Part I. Financial Information
The court granted Sandoz’s motion for summary judgment with respect to Sandoz’s breach of contract claim. The issue of what, if any, damages Sandoz is entitled to based on the contract claim will proceed to trial. RareGen has no claim for breach of contract and, as a result, has no remaining claims in the litigation. The case will now proceed to trial with respect to damages under the breach of contract claim. The court has not yet set a date for trial, but a trial sometime in the summer of 2023 is likely. The parties will have the right to appeal the summary judgment decisions upon entry of final judgment following the trial.
We intend to continue to vigorously defend this litigation. Among other things, we believe that plaintiffs, who were on notice that Smiths Medical would discontinue the CADD MS-3 delivery system, failed to fulfill their duty to properly mitigate their exposure as a result of such discontinuation, and any damages they incurred are the result of their own failure to properly plan their own product launch. However, due to the uncertainty inherent in any litigation, we cannot guarantee that an outcome adverse to us will not result. Any litigation of this nature could involve substantial cost, and an adverse outcome could result in substantial monetary damages. We currently are not able to reasonably estimate a range of potential losses due to the number of variables that may affect the outcome of the damages trial and any potential appeals, including potential damages amounts sought, the strength of our defenses, the variety of potential legal and factual determinations yet to be made by the court, the rulings that may be subject to appeal, and the inherent unpredictability of any outcome associated with these issues.
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
In January 2020, Liquidia submitted an NDA to the FDA for approval of Yutrepia™, a dry powder inhalation formulation of treprostinil, to treat pulmonary arterial hypertension (PAH). This NDA was submitted under the 505(b)(2) regulatory pathway with Tyvaso as the reference listed drug. In November 2021, the FDA granted tentative approval of Liquidia’s NDA.
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
Trial took place during March 2022, and the court issued its decision on August 31, 2022. The court found that Liquidia’s product would infringe the ’793 patent and that Liquidia had not proved that any claim of that patent is invalid. The court also determined that Liquidia had proved certain claims of the ’066 patent were invalid and that we had not proved Liquidia’s infringement of another ’066 patent claim. Accordingly, the court issued a final judgment that bars the FDA from approving Liquidia’s approved product until expiration of the ’793 patent in May 2027. The parties have appealed portions of the decision adverse to each of them, and those appeals are pending. Oral argument is scheduled for May 3, 2023. Meanwhile, Liquidia filed a motion with the district court seeking to stay the portion of the judgment that bars the FDA from finally approving until expiration of the ’793 patent, and we opposed that motion. The court has not yet ruled on that motion.
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

Quarterly Report	19

Part I. Financial Information
rehearing, to clearly identify whether the … references qualify as prior art.” The original panel issued its decision on our request for rehearing on February 2, 2023. The original panel agreed that it had overlooked our arguments and that its rationale for determining that certain references are prior art was erroneous. Nonetheless, the original panel determined the references qualify as prior art under a new rationale. Thus, the original panel maintained that the claims of this patent are not valid. We filed our notice of appeal to start the appeal process on April 5, 2023. All claims of this patent remain valid until any IPR appeals are exhausted.
Liquidia could obtain final FDA approval for its proposed product prior to May 2027 in two circumstances: (1) Liquidia could prevail on appeal, either from the district court judgment or IPRs, such that it is not found to infringe any valid claims of our patents; or (2) the district court or appeals court could stay the order barring FDA approval during the pendency of its appeals.
In June 2021, we filed a motion in the patent case in the U.S. District Court for the District of Delaware to file an amended complaint adding trade secret misappropriation claims against Liquidia and a former Liquidia employee, Dr. Robert Roscigno. The court denied the motion based on a finding that adding the additional claims would impact the case schedule. Thus, we filed those claims as a separate case against Liquidia and Robert Roscigno in North Carolina state court. Discovery is underway in that case. We recently filed a motion for leave to file an amended complaint against Liquidia and Dr. Roscigno to make additional claims based on information we learned during discovery and request additional relief. Briefing on this motion is underway, and we hope to have the court’s decision on our request to file an amended complaint this summer.
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
On October 21, 2022, the plaintiffs filed a motion seeking clarification or reconsideration of the court’s order dismissing the complaint without prejudice and argued that the court should allow the plaintiffs an opportunity to amend. That same day, the plaintiffs filed a motion for leave to amend the complaint and attached a proposed second amended complaint. In addition to the claims previously asserted, the proposed second amended complaint adds federal antitrust claims and consumer protection claims under other states’ laws. The second amended complaint also names Accredo Health Group, CVS Health Corporation, Express Scripts, Inc., Express Scripts Holding Company, and the Adira Foundation as additional defendants. On October 27, 2022, the court granted plaintiffs’ motion for leave to amend, and denied as moot plaintiffs’ motion seeking clarification. On that same day, plaintiffs filed the second amended complaint. We filed a motion to reconsider the court’s decision to allow plaintiffs to amend their complaint, and that motion was denied. Plaintiffs also moved to supplement their second amended complaint, but that motion was denied. Plaintiffs have lodged an objection with the court regarding that ruling. On March 17, 2023, we filed our motion to dismiss the second amended complaint. Other defendants filed additional motions to dismiss as well. Plaintiffs’ response is due by May 19, 2023, and our reply is due by June 30, 2023.
We intend to vigorously defend against this lawsuit.
Litigation with Humana and United Healthcare
Humana Inc. and United Healthcare Services, Inc. filed separate lawsuits against us in the U.S. District Court for the District of Maryland on December 13, 2022 and November 14, 2022, respectively. Each of these lawsuits includes allegations similar to those in the MSP Recovery matter discussed above concerning our charitable contributions to CVC. In particular, these lawsuits allege that our donations to a charitable organization that assisted patients with affording PAH treatments violated RICO and various state laws. We filed motions to dismiss both of these lawsuits on March 3, 2023. Both plaintiffs filed oppositions to our motions to dismiss on April 17, 2023, and our replies are due by May 15, 2023.
We intend to vigorously defend against these lawsuits.

20	United Therapeutics, a public benefit corporation

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
We intend to vigorously defend our 340B program contract pharmacy policies.

Quarterly Report	21

Part I. Financial Information
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022 (the 2022 Annual Report), and our consolidated financial statements and accompanying notes included in Part I, Item I of this Quarterly Report on Form 10-Q. All statements in this filing are made as of the date this Quarterly Report on Form 10-Q is filed with the U.S. Securities and Exchange Commission (SEC). We undertake no obligation to publicly update or revise these statements, whether as a result of new information, future events or otherwise.
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
•The expectation that we will be able to manufacture sufficient quantities and maintain adequate inventories of our commercial products, through both our in-house manufacturing capabilities and third-party manufacturing sites (including our plans to expand manufacturing capacity for Tyvaso DPI), and our ability to obtain and maintain related approvals by the FDA and other regulatory agencies;
•Expectations regarding the amount and timing of capital expenditures to construct new facilities to support our product development and commercialization efforts;
•The adequacy of our intellectual property protection and the validity and expiration dates of the patents we own or license, as well as the regulatory exclusivity periods for our products;
•The effect of our conversion to a Delaware public benefit corporation (PBC);
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

22	United Therapeutics, a public benefit corporation

Part I. Financial Information
Report on Form 10-Q; risks and uncertainties described in Part I, Item 1A—Risk Factors of our 2022 Annual Report, and risks and uncertainties described in other cautionary statements, cautionary language, and risk factors set forth in our other filings with the SEC.

Quarterly Report	23

Part I. Financial Information
Overview of Marketed Products
We market and sell the following commercial products:
•Tyvaso and Tyvaso DPI. Tyvaso is an inhaled formulation of the prostacyclin analogue treprostinil, approved by the FDA and regulatory authorities in Argentina, Israel, and Japan to improve exercise ability in patients with pulmonary arterial hypertension (PAH). Tyvaso was also approved by the FDA in March 2021 and by regulators in Israel in December 2022 to improve exercise ability in patients with PH-ILD. In May 2022, we also obtained FDA approval of Tyvaso DPI to treat PAH and PH-ILD, and we initiated commercial shipments of Tyvaso DPI to our distributors in June 2022. Tyvaso was also approved to treat PAH in Japan in late 2022, and we anticipate that our Japanese distributor will launch commercial sales in Japan during the second half of 2023.
•Remodulin, a continuously-infused formulation of treprostinil, approved by the FDA for subcutaneous and intravenous administration to diminish symptoms associated with exercise in patients with PAH. Remodulin has also been approved in various countries outside of the United States. In February 2021, we launched U.S. sales of the Remunity Pump, a new subcutaneous delivery system for Remodulin.
•Orenitram, a tablet dosage form of treprostinil, approved by the FDA to delay disease progression and improve exercise capacity in PAH patients. During the first quarter of 2023, we were informed by our primary international distributor that it had decided not to pursue regulatory approvals for Orenitram in Europe and its other territories outside the United States.
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
We settled litigation with Sandoz related to its abbreviated new drug application (ANDA) seeking FDA approval to market a generic version of Remodulin and in March 2019, Sandoz announced the availability of its generic product in the United States. We have also entered into similar settlement agreements with other generic companies, some of which have also launched sales of generic versions of Remodulin. Through March 31, 2023, we have seen limited erosion of Remodulin sales as a result of generic treprostinil competition in the United States. We are currently engaged in litigation with Sandoz and its marketing partner, RareGen (now a subsidiary of Liquidia Corporation, the parent company of Liquidia), related to the infusion devices used to deliver Remodulin subcutaneously. We understand that generic treprostinil was initially launched by Sandoz/RareGen for use only by intravenous administration. In May 2021, Sandoz/Liquidia Corporation announced that Sandoz’s generic treprostinil has been made available for subcutaneous use, following FDA clearance of a cartridge that can deliver the product via the Smiths Medical CADD MS-3 pump. See Note 12—Litigation, to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
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

24	United Therapeutics, a public benefit corporation

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
As background, in January 2020 Liquidia submitted its initial NDA to the FDA for approval of Yutrepia, a dry powder formulation of treprostinil for inhalation. The Yutrepia NDA was submitted under the 505(b)(2) regulatory pathway with Tyvaso as the reference listed drug and received tentative approval from the FDA in November 2021. If and when Liquidia launches commercial sales of Yutrepia, it would compete directly with Tyvaso, Tyvaso DPI, and our other treprostinil-based products.
Following the initial submission of the Yutrepia NDA, we filed a lawsuit in federal district court against Liquidia for infringement of three of our patents: U.S. Patent Nos. 9,604,901 (the ’901 patent), 9,593,066 (the ’066 patent), and 10,716,793 (the ’793 patent). In December 2021, we filed a stipulation that the ’901 patent would not be infringed by Liquidia based on the court’s claim construction ruling. Trial was held during March 2022 on the ’066 patent and the ’793 patent, and we received the court’s decision in August 2022. The court found that Liquidia’s product would infringe the ’793 patent and that Liquidia had not proved that any claim of that patent is invalid. The court also determined that Liquidia had proved that certain claims of the ’066 patent were invalid and that we had not proved Liquidia’s infringement of another ’066 patent claim. Accordingly, the court issued a final judgment that bars the FDA from approving Liquidia’s approved product until expiration of the ’793 patent in May 2027. The parties have each appealed portions of the decision adverse to them, and those appeals are pending. Oral argument is scheduled for May 3, 2023.
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
•’793 patent: In August 2021, the PTAB instituted IPR proceedings related to this patent. In July 2022, the PTAB issued a final written decision finding all claims of this patent to be unpatentable. We filed a request for rehearing and for precedential opinion panel review. On October 26, 2022, the PTAB denied our request for precedential opinion panel review, but “determine[d] that the Board’s Final Written Decision did not address adequately whether the [references relied upon as the basis for canceling claims] qualify as prior art.” Thus, the PTAB directed the original panel “in its consideration on rehearing, to clearly identify whether the … references qualify as prior art.” The original panel issued its decision on our request for rehearing on February 2, 2023. The original panel agreed that it had overlooked our arguments and its rationale for determining that certain references are prior art was erroneous. Nonetheless, the original panel determined the references qualify as prior art under a new rationale. Thus, the original panel maintained that the claims of this patent are not valid. We filed our notice of appeal to start the appeal process on April 5, 2023. All claims of this patent remain valid until any IPR appeals are exhausted.
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
For further details, please see Note 12—Litigation, to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

26	United Therapeutics, a public benefit corporation

Part I. Financial Information
The fair value of STAP awards and stock options is measured using inputs and assumptions under the Black-Scholes-Merton model. The fair value of restricted stock units is measured using our stock price on the date of grant. Although we no longer grant STAP awards, we had approximately 0.5 million STAP awards outstanding as of March 31, 2023. We account for STAP awards as liabilities because they are settled in cash. As such, we must re-measure the fair value of STAP awards at the end of each financial reporting period until the awards are no longer outstanding. Changes in our liability associated with outstanding STAP awards as a result of such re-measurements are recorded as adjustments to share-based compensation expense and can create substantial volatility within our operating expenses from period to period. The following factors, among others, have a significant impact on the amount of share-based compensation expense recognized in connection with STAP awards from period to period: (1) volatility in the price of our common stock (specifically, increases in the price of our common stock will generally result in an increase in our liability and related compensation expense, while decreases in our stock price will generally result in a reduction in our liability and related compensation expense); and (2) decreases in the number of outstanding awards.
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
Select Pipeline Programs

Product	Mode of Delivery	Indication	Current Status STUDY NAME	Our Territory
RemoPro™ (subcutaneous prodrug)	Continuous subcutaneous	PAH	Phase 1	Worldwide
Tyvaso (treprostinil)	Inhaled	IPF	Phase 3 TETON 1 and TETON 2 studies	Worldwide
Tyvaso (treprostinil)	Inhaled	PPF	Phase 3 TETON PPF study (planning stage)	Worldwide
Ralinepag (IP receptor agonist)	Oral	PAH	Phase 3 ADVANCE OUTCOMES study	Worldwide(1)
(1)Our rights to ralinepag are subject to an outlicense in certain Asian territories. During the first quarter of 2023, the holder of this outlicense provided notice terminating licensee’s rights to ralinepag effective during the third quarter of 2023.
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
Tyvaso — TETON studies
We are enrolling two phase 3 studies, called TETON 1 and TETON 2, of nebulized Tyvaso for the treatment of idiopathic pulmonary fibrosis (IPF). TETON 1 is being conducted in the United States and Canada, and TETON 2 is being conducted outside the United States and Canada. The primary endpoint of both studies is the change in absolute forced vital capacity (FVC) from baseline to week 52. The TETON 1 study enrolled its first patient in June 2021, and the TETON 2 study enrolled its first patient in October 2022. We are also in the planning phase of a phase 3 study of Tyvaso called TETON PPF, for the treatment of progressive pulmonary fibrosis (PPF).
The TETON 1 and TETON 2 studies were prompted by data from the INCREASE study of nebulized Tyvaso in PH-ILD, which demonstrated improvements in certain key parameters of lung function in pulmonary hypertension patients with fibrotic lung disease (improved absolute FVC and reduced exacerbations of underlying lung disease). Specifically, in the INCREASE study, treatment with Tyvaso resulted in significant improvements in percent predicted FVC at weeks 8 and 16, with subjects having an underlying etiology of IPF showing the greatest improvement (week 8: 2.5%; p=0.0380 and week 16: 3.5%; p=0.0147). In May 2022, data from the INCREASE open-label, long-term extension trial were presented at a medical conference, indicating that improvements in FVC were sustained for at least 64 weeks for PH-ILD patients with underlying IPF. For those patients who received placebo during the INCREASE study, marked improvements in FVC were observed following transition to active Tyvaso during the open-label extension study. These data points, combined with substantial preclinical evidence of antifibrotic activity of treprostinil, suggest that Tyvaso may offer a treatment option for patients with IPF. We believe there are approximately 100,000 IPF patients in the United States.

Quarterly Report	27

Part I. Financial Information
The TETON PPF study was also prompted by data from the INCREASE study. PPF is a group of ILD conditions that exhibit progressive, self-sustaining fibrosis, and a similar disease course to IPF. PPF includes idiopathic interstitial pneumonias, autoimmune ILDs, chronic fibrosing hypersensitivity pneumonitis, and fibrotic ILDs related to environmental/occupational exposure. Due to the similarities in the mechanism of fibrosis between IPF and PPF, we anticipate that anti-fibrotic therapies will impact disease progression similarly in patients with these conditions. Therefore, based on the FVC improvements in subjects with IPF observed in the INCREASE study, we are conducting a single pivotal study, TETON PPF, to evaluate the safety and efficacy of nebulized Tyvaso in PPF. We believe there are at least 100,000 PPF patients in the United States.
In December 2020, the FDA granted orphan designation for treprostinil to treat IPF. In March 2022, the European Medicines Agency also granted orphan designation for treprostinil to treat IPF. If the TETON studies are successful, we also plan to seek FDA approval to expand the Tyvaso DPI label to include IPF and PPF.
Ralinepag
Ralinepag is a next-generation, oral, selective, and potent prostacyclin receptor agonist that we are developing for treatment of PAH. We are enrolling ADVANCE OUTCOMES, which is a phase 3, event-driven study of ralinepag in PAH patients with a primary endpoint of time to first clinical worsening event. ADVANCE OUTCOMES is a global, multi-center, placebo-controlled trial that includes patients on approved oral background PAH therapies. During the first quarter of 2023, we discontinued a separate phase 3 study of ralinepag called ADVANCE CAPACITY, due to slow enrollment and a redirection of our internal resources toward TETON PPF.
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

28	United Therapeutics, a public benefit corporation

Part I. Financial Information
•Ex Vivo Lung Perfusion: In April 2023, we crossed a milestone: 300 patients have received lung transplants following use of our centralized ex vivo lung perfusion service. Ex vivo lung perfusion technology increases the number of transplantable lungs by giving surgeons the ability to assess the function of marginal lungs to determine if the lungs are suitable for transplantation. This allows for the use of lungs that would have otherwise not been transplanted.
•Drone Delivery of Organs: In October 2021, we successfully completed the first-ever drone delivery of a lung for transplant at Toronto General Hospital, demonstrating the feasibility of our goal of delivering our manufactured organs with zero carbon footprint aircraft.
Aurora-GT
Our affiliate, Northern Therapeutics, Inc. (Northern Therapeutics), is conducting a Canadian clinical study (called SAPPHIRE) of a gene therapy product called Aurora-GT, in which a PAH patient’s own endothelial progenitor cells are isolated, transfected with the gene for human endothelial nitric oxide synthase, expanded ex vivo, and then delivered back to the same patient. This therapy is intended to rebuild the blood vessels in the lungs that are compromised by PAH. Northern Therapeutics is a Canadian entity in which we have a 49.7 percent voting stake and a 71.8 percent financial stake. Northern Therapeutics discontinued enrollment of new patients at the end of 2022 when we ceased funding the SAPPHIRE program. After reviewing the data from the SAPPHIRE study, which enrolled 12 patients and is expected to unblind in early 2024, we will decide whether to pursue a Biologics License Application for Aurora-GT, and Northern Therapeutics will consider whether to initiate further studies. We have the exclusive right to pursue this technology in the United States. Under our agreement with Northern Therapeutics, we funded all of the expenses of the SAPPHIRE program through the end of 2022; thereafter, Northern Therapeutics is solely responsible for all future costs of developing Aurora-GT outside the United States.
Future Prospects
We anticipate that overall revenue growth over the near-term will be driven primarily by: (1) growth in sales of Tyvaso as a result of the expansion of its label to include PH-ILD, and as a result of the newly-launched Tyvaso DPI; (2) continued growth in the number of patients prescribed Orenitram following our expansion of the Orenitram label to reflect the results of the FREEDOM-EV study; and (3) modest price increases for some of our products; we expect this revenue growth will be partially offset by further generic erosion of Adcirca sales. We believe that additional revenue growth in the medium- and longer-term will be driven by new products and new indications for existing products being developed in our pipeline, which are comprised of the enabling technologies described below, among others:

Platform	Enabling Technologies
Tyvaso and Tyvaso DPI (inhaled treprostinil)	TETON 1, TETON 2, and TETON PPF studies
Remodulin (parenteral treprostinil)	RemoPro, next-generation Remunity system, alternative pump systems
New Chemical Entities and New Biologics	Ralinepag
Organ Manufacturing and Transplantation	Xenotransplantation, three-dimensional organ bioprinting, regenerative medicine, ex vivo lung perfusion
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
We need to construct additional facilities to support the development and commercialization of our products and technologies. We have budgeted for capital expenditures of approximately $750 million over the next three years (2023-2025). We plan to dedicate the majority of this budget to constructing a new Tyvaso DPI manufacturing facility in Research Triangle Park, North Carolina. We plan to fund all of these capital expenditures using cash on hand.
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

Part I. Financial Information
Results of Operations
Three Months Ended March 31, 2023 and March 31, 2022
Revenues
The table below presents the components of total revenues (dollars in millions):

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2023	2022
Net product sales:
Tyvaso(1)	$238.4	$172.0	$66.4	39%
Remodulin(2)	121.4	131.7	(10.3)	(8)%
Orenitram	88.2	82.8	5.4	7%
Unituxin	49.1	55.6	(6.5)	(12)%
Adcirca	7.3	9.8	(2.5)	(26)%
Other	2.5	10.0	(7.5)	(75)%
Total revenues	$506.9	$461.9	$45.0	10%
(1)Net product sales include both the drug product and the respective inhalation devices for both nebulized Tyvaso and Tyvaso DPI.
(2)Net product sales include sales of infusion devices, such as the Remunity Pump.
Net product sales from our treprostinil-based products (Tyvaso, Remodulin, and Orenitram) grew by $61.5 million for the three months ended March 31, 2023, as compared to the same period in 2022.
Tyvaso net product sales for the three months ended March 31, 2023 increased as compared to the same period in 2022, primarily due to an increase in quantities sold. The increase in quantities sold was driven by our launch of sales of Tyvaso DPI in June 2022 and continued growth in the number of patients following the PH-ILD label expansion in March 2021.

30	United Therapeutics, a public benefit corporation

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

	Three Months Ended March 31, 2023
	Rebates and Chargebacks	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, January 1, 2023	$81.3	$4.4	$3.3	$10.9	$99.9
Provisions attributed to sales in:
Current period	60.5	11.4	0.4	10.0	82.3
Prior periods	(1.2)	(0.1)	(0.6)	(0.7)	(2.6)
Payments or credits attributed to sales in:
Current period	(7.4)	(8.9)	—	(2.7)	(19.0)
Prior periods	(54.0)	(4.2)	(0.1)	(7.7)	(66.0)
Balance, March 31, 2023	$79.2	$2.6	$3.0	$9.8	$94.6

	Three Months Ended March 31, 2022
	Rebates and Chargebacks	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, January 1, 2022	$67.8	$3.8	$6.3	$7.9	$85.8
Provisions attributed to sales in:
Current period	47.5	9.9	—	7.2	64.6
Prior periods	(4.2)	(0.5)	—	0.5	(4.2)
Payments or credits attributed to sales in:
Current period	(3.5)	(6.7)	—	(1.6)	(11.8)
Prior periods	(42.1)	(3.2)	(0.2)	(7.1)	(52.6)
Balance, March 31, 2022	$65.5	$3.3	$6.1	$6.9	$81.8
Cost of Sales
The table below summarizes cost of sales by major category (dollars in millions):

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2023	2022
Category:
Cost of sales	$52.7	$26.6	$26.1	98%
Share-based compensation benefit(1)	(0.4)	(0.7)	0.3	43%
Total cost of sales	$52.3	$25.9	$26.4	102%
(1)Refer to Share-Based Compensation section below for discussion.
Cost of sales, excluding share-based compensation. Cost of sales for the three months ended March 31, 2023 increased as compared to the same period in 2022, primarily due to an increase in Tyvaso DPI royalty expense and product costs, following the commercial launch of the product in June 2022.

Quarterly Report	31

Part I. Financial Information
Research and Development
The table below summarizes the nature of research and development expense by major expense category (dollars in millions):

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2023	2022
Category:
External research and development(1)	$45.1	$40.6	$4.5	11%
Internal research and development(2)	34.4	32.0	2.4	8%
Share-based compensation expense (benefit)(3)	1.3	(3.6)	4.9	136%
Impairments(4)	—	—	—	—%
Other(5)	2.1	—	2.1	NM(6)
Total research and development expense	$82.9	$69.0	$13.9	20%

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
(4)Impairments primarily includes impairment charges to write down the carrying value of in-process research and development and of certain property, plant, and equipment as a result of research and development activities. There were no impairment charges during the three months ended March 31, 2023 and March 31, 2022.
(5)Other primarily includes upfront fees and milestone payments to third parties under license agreements related to development-stage products and adjustments to the fair value of our contingent consideration obligations.
(6)Calculation is not meaningful.
Research and development expense, excluding share-based compensation. Research and development expense for the three months ended March 31, 2023 increased as compared to the same period in 2022, primarily due to increased expenditures related to the TETON clinical studies of Tyvaso in patients with idiopathic pulmonary fibrosis.
Selling, General, and Administrative
The table below summarizes selling, general, and administrative expense by major category (dollars in millions):

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2023	2022
Category:
General and administrative	$83.7	$81.3	$2.4	3%
Sales and marketing	16.9	14.5	2.4	17%
Share-based compensation benefit(1)	(13.3)	(16.8)	3.5	21%
Total selling, general, and administrative expense	$87.3	$79.0	$8.3	11%
(1)Refer to Share-Based Compensation below for discussion.
Share-Based Compensation
The table below summarizes share-based compensation benefit by major category (dollars in millions):

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2023	2022
Category:
Stock options	$4.9	$5.5	$(0.6)	(11)%
Restricted stock units	12.2	6.3	5.9	94%
STAP awards	(30.0)	(33.4)	3.4	10%
Employee stock purchase plan	0.5	0.5	—	—%
Total share-based compensation benefit	$(12.4)	$(21.1)	$8.7	41%

32	United Therapeutics, a public benefit corporation

Part I. Financial Information
The table below summarizes share-based compensation benefit by line item in our consolidated statements of operations (dollars in millions):

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2023	2022
Cost of sales	$(0.4)	$(0.7)	$0.3	43%
Research and development	1.3	(3.6)	4.9	136%
Selling, general, and administrative	(13.3)	(16.8)	3.5	21%
Total share-based compensation benefit	$(12.4)	$(21.1)	$8.7	41%
The decrease in share-based compensation benefit for the three months ended March 31, 2023, as compared to the same period in 2022, was primarily due to: (1) an increase in restricted stock unit expense driven by an increase in the number of awards granted and remaining outstanding for the three months ended March 31, 2023, as compared to the same period in 2022; and (2) a decrease in STAP benefit driven by a 19 percent decrease in our stock price and fewer awards remaining outstanding for the three months ended March 31, 2023, as compared to the same period in 2022. For more information, refer to Note 8—Share-Based Compensation to our consolidated financial statements.
Other (Expense) Income, Net
The change in other (expense) income, net for the three months ended March 31, 2023, as compared to the same period in 2022, was primarily due to net unrealized gains and losses on equity securities. Refer to Note 3—Investments and Note 4—Fair Value Measurements to our consolidated financial statements.
Income Tax Expense
Income tax expense for the three months ended March 31, 2023 and 2022 was $51.0 million and $68.8 million, respectively. Our effective income tax rate (ETR) for the three months ended March 31, 2023 and 2022 was 17 percent and 22 percent, respectively. Our ETR for the three months ended March 31, 2023 decreased compared to our ETR for the three months ended March 31, 2022 primarily due to increased excess tax benefits from share-based compensation.
Financial Condition, Liquidity, and Capital Resources
We have funded our operations principally through sales of our commercial products and, from time-to-time, third-party financing arrangements. We believe that our current sources of liquidity are sufficient to fund ongoing operations and future business plans as we expect aggregate growth in revenues from our commercial products. Furthermore, our customer base remains stable and we believe that it presents minimal credit risk. However, any projections of future cash flows are inherently subject to uncertainty and we may seek other forms of financing. In March 2022, we entered into a credit agreement (the Credit Agreement), which provides for unsecured revolving credit facilities of up to $2.0 billion in the aggregate. Our aggregate outstanding balance under the Credit Agreement, which matures in 2028, was $800.0 million and classified as a non-current liability in our consolidated balance sheets as of March 31, 2023.
Cash and Cash Equivalents and Marketable Investments
Cash and cash equivalents and marketable investments comprise the following (dollars in millions):

	March 31, 2023	December 31, 2022	Dollar Change	Percentage Change
Cash and cash equivalents	$1,163.5	$961.2	$202.3	21%
Marketable investments—current	1,699.9	1,877.5	(177.6)	(9)%
Marketable investments—non-current	1,765.6	1,316.2	449.4	34%
Total cash and cash equivalents and marketable investments	$4,629.0	$4,154.9	$474.1	11%

Quarterly Report	33

Part I. Financial Information
Cash Flows
Cash flows comprise the following (dollars in millions):

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2023	2022
Net cash provided by operating activities	$374.8	$288.7	$86.1	30%
Net cash used in investing activities	$(221.1)	$(359.2)	$138.1	38%
Net cash provided by (used in) financing activities	$48.6	$(11.0)	$59.6	542%
Operating Activities
Our operating assets and liabilities consist primarily of accounts receivable, inventories, accounts payable, accrued expenses, liabilities for our STAP awards, and tax-related payables and receivables.
The increase of $86.1 million in net cash provided by operating activities for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, was primarily due to other changes in assets and liabilities.
Investing Activities
The decrease of $138.1 million in net cash used in investing activities for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, was primarily due to a $165.9 million decrease in cash used for total purchases, sales, and maturities of marketable investments; partially offset by a $27.8 million increase in cash paid to purchase property, plant, and equipment.
Financing Activities
The increase of $59.6 million in net cash provided by financing activities for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, was primarily due to: (1) a $57.1 million increase in proceeds from the exercise of stock options; and (2) a $4.8 million decrease in payments of debt issuance costs related to the Credit Agreement.
Summary of Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles requires our management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We continually evaluate our estimates and judgments to determine whether they are reasonable, relevant, and appropriate. These assumptions are frequently developed from historical data or experience, currently available information, and anticipated developments. By their nature, our estimates are subject to an inherent degree of uncertainty; consequently, actual results may differ. We discuss critical accounting policies and estimates that involve a higher degree of judgment and complexity in Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Annual Report. There have been no material changes to our critical accounting policies and estimates as disclosed in our 2022 Annual Report.
Recently Issued Accounting Standards
See Note 2—Basis of Presentation, to our consolidated financial statements for information on our adoption during the current period and anticipated adoption of recently issued accounting standards.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk has not materially changed since December 31, 2022.

34	United Therapeutics, a public benefit corporation

Part I. Financial Information
Item 4. Controls and Procedures
Based on their evaluation, as of March 31, 2023, our Chairperson and Chief Executive Officer and our Chief Financial Officer and Treasurer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, summarized, processed, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chairperson and Chief Executive Officer and our Chief Financial Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

Quarterly Report	35

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
Our clinical trials have been (for example, the PERFECT study), and in the future may be, discontinued, delayed, canceled, or disqualified for various reasons, including: (1) pandemics such as the COVID-19 pandemic, which initially caused us to suspend enrollment of most of our clinical studies; (2) the drug is ineffective, or physicians and/or patients believe that the drug is ineffective, or that other therapies are more effective or convenient; (3) patients do not enroll in or complete clinical trials at the rate we expect; (4) we, or clinical trial sites or other third parties do not adhere to trial protocols and required quality controls under good clinical practices (GCP) regulations and similar regulations outside the United States; (5) patients experience severe side effects during treatment or die during our trials because of adverse events; and (6) the results of clinical trials conducted in a particular country are not acceptable to regulators in other countries.
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

36	United Therapeutics, a public benefit corporation

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
The commercial success of our products depends, in significant part, on coverage by governmental payers such as Medicare and Medicaid, and private insurance companies. A reduction in the availability or extent of reimbursement from domestic or foreign government health care programs could have a material adverse effect on our business and results of our operations. Government payers and third-party payers are increasingly attempting to limit the price of medicinal products and frequently challenge the pricing of new or expensive drugs. In many markets outside the United States, governments control the prices of prescription pharmaceuticals through the implementation of reference pricing, price cuts, rebates, revenue-related taxes, and profit control. Financial pressures may cause United States government payers and/or private health insurers to implement policies that would reduce reimbursement rates for our products, limit future price increases, cap reimbursement rates for pharmaceuticals to rates paid internationally, require the automatic substitution of generic products, demand more rigorous requirements for initial coverage for new products, implement step therapy policies that require patients to try other medicines, including generic products, before using our products, or take other similar steps that could make it more difficult for patients to access our products. See, for example, the discussion of the IRA in the risk factor below entitled Government healthcare reform and other reforms could adversely affect our revenue, costs, and results of operations.
Our prostacyclin analogue products (Tyvaso, Tyvaso DPI, Remodulin, and Orenitram) and our oncology product (Unituxin) are expensive therapies. Specialty pharmacy distributors may not be able to obtain adequate reimbursement for our products from commercial and government payers to motivate them to support our products. Third-party payers may reduce the amount of reimbursement for our products based on changes in pricing of other therapies for the same disease or the development of new payment methodologies to cover and reimburse treatment costs, such as the use of cost-effectiveness research or value-based payment contracts. Third-party payers often encourage the use of less-expensive generic alternative therapies, which has materially impacted our Adcirca revenues and which may materially impact our Remodulin revenues. If commercial or government payers do not cover our products or limit payment rates, patients and physicians could choose covered competing products or products with lower out-of-pocket costs.
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
•We believe we and our third-party manufacturers need to increase manufacturing capacity by constructing new facilities, and/or expanding existing facilities, in order to meet expected demand for our products. These efforts are often costly and time-consuming, and are required to meet rigorous regulatory requirements. For example, we are approaching the limit of our current manufacturing capacity for Tyvaso DPI, as a result of the higher-than-expected demand for Tyvaso DPI. We are engaged in significant efforts to expand MannKind’s manufacturing capacity in the near term, at our expense. Longer-term, we also plan to construct our own facilities to manufacture Tyvaso DPI. While we believe these plans will enable us to satisfy expected demand, these efforts could be unsuccessful or take longer or cost more than we anticipate, due to a variety of factors. If these plans are not successfully and timely implemented, we could be unable to meet the demand for Tyvaso DPI, which would negatively impact our Tyvaso DPI revenues.

Quarterly Report	37

Part II. Other Information
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
•We and our third-party manufacturers, rely upon local municipalities to supply our facilities with clean water, which is processed into high purity water and used as a key ingredient for three of our commercial drug products. If local municipalities are unable to supply water that meets relevant quality standards, we and our third-party manufacturers may be unable to manufacture product until such a situation is remediated.
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

38	United Therapeutics, a public benefit corporation

Part II. Other Information
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
We rely entirely on MannKind to manufacture Tyvaso DPI for us. If MannKind is unable to manufacture Tyvaso DPI for us for any reason, our commercial sales of Tyvaso DPI would be materially and adversely impacted. Similarly, if MannKind is unable to manufacture sufficient quantities of Tyvaso DPI for us to satisfy demand for any reason, our commercial sales of Tyvaso DPI may be materially and adversely impacted.
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

Quarterly Report	39

Part II. Other Information
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

40	United Therapeutics, a public benefit corporation

Part II. Other Information
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
At the federal level, there have been and continue to be a number of healthcare-related legislative and regulatory initiatives and reforms that significantly affect the pharmaceutical industry. For example, the Patient Protection and Affordable Care Act of 2010 (PPACA), enacted in 2010, substantially changed the way healthcare is financed by both governmental and commercial payers, and has significantly impacted the U.S. pharmaceutical industry. The PPACA is a broad measure intended to expand healthcare coverage within the United States, primarily through the imposition of health coverage-related mandates on employers and individuals and expansion of the Medicaid program.
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
Orenitram and Tyvaso DPI are both reimbursed under Medicare Part D, and the reimbursement amount will be impacted by the IRA discounting program that will replace the coverage gap discount program in 2025. We anticipate paying increased rebates for Part D utilization of Tyvaso DPI and Orenitram under the new program, principally as a result of the requirement that manufacturers pay a 20 percent rebate on Part D drugs in the so-called “catastrophic phase” (the phase after the patient incurs costs above the initial phase out-of-pocket threshold, which will be $2,000 beginning in 2025). The higher Part D rebates will have an industry-wide impact on the cost of Part D drugs, including Tyvaso DPI and Orenitram. This impact could be offset by an increase in the number of patients able to afford these medicines, but the amount of offset, if any, is inherently uncertain and difficult to predict.
The IRA discounting program that will replace the coverage gap discount program will also increase financial obligations of Part D prescription drug plans with respect to beneficiaries in the catastrophic coverage phase. This may incentivize Part D prescription drug plans to seek greater price concessions from us in order to include our products on their formularies.
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
We anticipate that the IRA and other healthcare reform measures that may be adopted in the future may result in additional downward pressure on the payment that we receive for any approved product, and adversely impact our business. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payment from commercial payers. Further state and federal healthcare reform measures adopted in the future could limit the amounts that state and federal governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure.
In October 2020, the HHS and the FDA issued a final rule and guidance concerning two new pathways for importing lower-cost drugs into the United States. The final rule allows certain prescription drugs to be imported from Canada, and the guidance describes procedures for drug manufacturers to facilitate the importation of FDA-approved drugs and biologics manufactured

Quarterly Report	41

Part II. Other Information
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
We participate in, and have certain price reporting obligations to, the Medicaid Drug Rebate program and other governmental programs that require us to pay rebates or offer discounts on our products. Certain programs, such as the 340B program and the Department of Veteran Affairs Federal Supply Schedule pricing program, impose limits on the price we are permitted to charge certain entities for our products or for any future products for which we receive regulatory approval. Statutory and regulatory changes regarding these programs and their requirements could negatively affect the coverage and reimbursement by these programs of our products or any future products for which we receive regulatory approval and could negatively impact our results of operations. Our failure to comply with these price reporting, rebate payment, or pricing requirements could adversely impact our financial results. Applicable laws and regulations, including the IRA, could affect our obligations in ways we cannot anticipate.
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
Similar political, economic, and regulatory developments are occurring in other countries, including within the European Union (EU), and may affect the ability of pharmaceutical companies to profitably commercialize their products. In particular in the EU, and in addition to continuing pressure on prices and cost containment measures, legislative developments at the EU or member state level may result in significant additional requirements or obstacles that may increase operating costs. The delivery of healthcare in the EU, including the establishment and operation of health services and the pricing and reimbursement of medicines and medical devices, is almost exclusively a matter for national, rather than EU, law and policy. National governments and health service providers have different priorities and approaches to the delivery of health care and the pricing and reimbursement of products in that context. In general, however, the healthcare budgetary constraints in most EU member states have resulted in restrictions on the pricing and reimbursement of medicines and medical devices by relevant health service providers. Coupled with ever-increasing EU and national regulatory burdens on those wishing to develop and market products, this could prevent or delay marketing approval or certification of our product candidates, restrict or regulate post-approval activities, and affect our ability to commercialize our product candidates, if approved or certified. In markets outside of the United States and EU, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies.
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

42	United Therapeutics, a public benefit corporation

Part II. Other Information
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

Quarterly Report	43

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

44	United Therapeutics, a public benefit corporation

Part II. Other Information
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
We may borrow up to $2.0 billion under our Credit Agreement, which matures in March 2028. Currently, our outstanding principal balance is $800.0 million. Our ability to repay or refinance our debt obligations under our Credit Agreement and any future debt that we may incur will depend on our financial condition and operating performance, which are subject to a number of factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on our indebtedness. Our inability to generate sufficient cash flows to satisfy our debt obligations would materially and adversely affect our financial position and results of operations. If we cannot repay or refinance our debt as it becomes due, we may be forced to take disadvantageous actions, including reducing or delaying investments and capital expenditures, disposing of material assets or operations, seeking additional debt or equity capital, or restructuring or refinancing our indebtedness. We may not be able to effect any such alternative measures on commercially reasonable terms or at all and, even if successful, such actions may not enable us to meet any such debt service obligations. In addition, our ability to withstand competitive pressures and to react to changes in our industry could be impaired.
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

Quarterly Report	45

Part II. Other Information
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

46	United Therapeutics, a public benefit corporation

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

Quarterly Report	47

Part II. Other Information
directors), which may expose us to additional litigation risk generally until additional case law develops or additional legislative action is taken.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2023, we did not (a) repurchase any of our outstanding equity securities; or (b) sell any of our equity securities in transactions that were not registered under the Securities Act of 1933, as amended.

48	United Therapeutics, a public benefit corporation

Part II. Other Information
Item 6. Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed October 1, 2021.
3.2	Tenth Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed April 20, 2023.
4.1	Reference is made to Exhibits 3.1 and 3.2.
10.1*
Tenth Amendment to Wholesale Product Purchase Agreement, dated as of January 19, 2023, by and between Priority Healthcare Distribution, Inc., doing business as CuraScript SD Specialty Distribution, and the Registrant.

10.2*	Third Amendment to Specialty Pharmacy Network Agreement, dated as of February 14, 2023, between the Registrant and Accredo Health Group, Inc.
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed with the SEC on May 3, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) our Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022; (2) our Consolidated Statements of Operations for the three-month periods ended March 31, 2023 and 2022; (3) our Consolidated Statements of Comprehensive Income for the three-month periods ended March 31, 2023 and 2022; (4) our Consolidated Statements of Stockholders’ Equity for the three-month periods ended March 31, 2023 and 2022; (5) our Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2023 and 2022; and (6) the Notes to our Consolidated Financial Statements.

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

UNITED THERAPEUTICS CORPORATION

May 3, 2023	By:	/s/ MARTINE ROTHBLATT
Martine Rothblatt, Ph.D.
	Title:	Chairperson and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ JAMES C. EDGEMOND
James C. Edgemond
	Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

50	United Therapeutics, a public benefit corporation