Form 10-Q
period 2023-06-30
UNITED THERAPEUTICS Corp
filed 2023-08-02
CIK 1082554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2023
OR
☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                to
Commission file number 0-26301
United Therapeutics Corporation
(Exact Name of Registrant as Specified in Its Charter)

Delaware	52-1984749
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1000 Spring Street, Silver Spring, MD	20910
(Address of Principal Executive Offices)	(Zip Code)
(301) 608-9292
(Registrant’s Telephone Number, Including Area Code)

1040 Spring Street
Silver Spring, MD 20910
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☒
The number of shares outstanding of the issuer’s common stock, par value $.01 per share, as of July 26, 2023 was 46,932,640.

2	United Therapeutics, a public benefit corporation

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Consolidated Balance Sheets
(In millions, except share data)

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,067.3	$961.2
Marketable investments	1,611.7	1,877.5
Accounts receivable, no allowance for 2023 and 2022	272.7	220.4
Inventories, net	103.3	102.0
Other current assets	158.4	219.2
Total current assets	3,213.4	3,380.3
Marketable investments	2,023.6	1,316.2
Goodwill and other intangible assets, net	44.5	44.5
Property, plant, and equipment, net	938.9	861.5
Deferred tax assets, net	325.6	327.7
Other non-current assets	135.3	114.3
Total assets	$6,681.3	$6,044.5
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$292.0	$229.9
Share tracking awards plan	40.5	80.8
Other current liabilities	37.8	32.5
Total current liabilities	370.3	343.2
Line of credit	800.0	800.0
Other non-current liabilities	100.0	104.6
Total liabilities	1,270.3	1,247.8
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01, 10,000,000 shares authorized, no shares issued	—	—
Common stock, par value $.01, 245,000,000 shares authorized, 73,532,476 and 72,651,280 shares issued, and 46,913,260 and 46,032,064 shares outstanding as of June 30, 2023 and December 31, 2022, respectively	0.7	0.7
Additional paid-in capital	2,497.7	2,388.4
Accumulated other comprehensive loss	(50.6)	(55.5)
Treasury stock, 26,619,216 shares as of June 30, 2023 and December 31, 2022	(2,579.2)	(2,579.2)
Retained earnings	5,542.4	5,042.3
Total stockholders’ equity	5,411.0	4,796.7
Total liabilities and stockholders’ equity	$6,681.3	$6,044.5

See accompanying notes to consolidated financial statements.

Quarterly Report	3

Part I. Financial Information
Consolidated Statements of Operations
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Unaudited)		(Unaudited)
Total revenues	$596.5	$466.9	$1,103.4	$928.8
Operating expenses:
Cost of sales	64.1	29.7	116.4	55.6
Research and development	89.0	93.9	171.9	162.9
Selling, general, and administrative	130.0	141.5	217.3	220.5
Total operating expenses	283.1	265.1	505.6	439.0
Operating income	313.4	201.8	597.8	489.8
Interest income	37.2	6.8	66.4	11.1
Interest expense	(14.8)	(6.2)	(28.6)	(10.9)
Other expense, net	(0.6)	(51.8)	(8.5)	(29.0)
Impairment of investment in privately-held company	—	—	—	(1.7)
Total other income (expense), net	21.8	(51.2)	29.3	(30.5)
Income before income taxes	335.2	150.6	627.1	459.3
Income tax expense	(76.0)	(34.6)	(127.0)	(103.4)
Net income	$259.2	$116.0	$500.1	$355.9
Net income per common share:
Basic	$5.53	$2.56	$10.73	$7.86
Diluted	$5.24	$2.41	$10.08	$7.43
Weighted average number of common shares outstanding:
Basic	46.9	45.4	46.6	45.3
Diluted	49.5	48.1	49.6	47.9

See accompanying notes to consolidated financial statements.

4	United Therapeutics, a public benefit corporation

Part I. Financial Information
Consolidated Statements of Comprehensive Income
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Unaudited)		(Unaudited)
Net income	$259.2	$116.0	$500.1	$355.9
Other comprehensive (loss) income:
Defined benefit pension plan:
Actuarial (loss) gain arising during period, net of tax	—	—	(0.9)	0.2
Actuarial gain and prior service cost included in net periodic pension cost, net of tax	(0.8)	0.2	(3.1)	0.3
Total defined benefit pension plan, net of tax	(0.8)	0.2	(4.0)	0.5
Unrealized (loss) gain on available-for-sale securities, net of tax	(11.0)	(11.4)	8.9	(43.0)
Other comprehensive (loss) income, net of tax	(11.8)	(11.2)	4.9	(42.5)
Comprehensive income	$247.4	$104.8	$505.0	$313.4

See accompanying notes to consolidated financial statements.

Quarterly Report	5

Part I. Financial Information
Consolidated Statements of Stockholders’ Equity
(In millions)

	Three Months Ended June 30, 2023
	(Unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Stockholders’ Equity
	Shares	Amount
Balance, April 1, 2023	73.3	$0.7	$2,457.3	$(38.8)	$(2,579.2)	$5,283.2	$5,123.2
Net income	—	—	—	—	—	259.2	259.2
Unrealized losses on available-for-sale securities	—	—	—	(11.0)	—	—	(11.0)
Defined benefit pension plan	—	—	—	(0.8)	—	—	(0.8)
Exercise of stock options	0.2	—	24.7	—	—	—	24.7
Share-based compensation	—	—	15.7	—	—	—	15.7
Balance, June 30, 2023	73.5	$0.7	$2,497.7	$(50.6)	$(2,579.2)	$5,542.4	$5,411.0

	Three Months Ended June 30, 2022
	(Unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Stockholders’ Equity
	Shares	Amount
Balance, April 1, 2022	71.9	$0.7	$2,254.2	$(54.3)	$(2,579.2)	$4,554.9	$4,176.3
Net income	—	—	—	—	—	116.0	116.0
Unrealized losses on available-for-sale securities	—	—	—	(11.4)	—	—	(11.4)
Defined benefit pension plan	—	—	—	0.2	—	—	0.2
Exercise of stock options	0.2	—	23.9	—	—	—	23.9
Share-based compensation	—	—	13.4	—	—	—	13.4
Balance, June 30, 2022	72.1	$0.7	$2,291.5	$(65.5)	$(2,579.2)	$4,670.9	$4,318.4

	Six Months Ended June 30, 2023
	(Unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2023	72.7	$0.7	$2,388.4	$(55.5)	$(2,579.2)	$5,042.3	$4,796.7
Net income	—	—	—	—	—	500.1	500.1
Unrealized gains on available-for-sale securities	—	—	—	8.9	—	—	8.9
Defined benefit pension plan	—	—	—	(4.0)	—	—	(4.0)
Shares issued under employee stock purchase plan (ESPP)	—	—	3.4	—	—	—	3.4
Restricted stock units (RSUs) withheld for taxes	—	—	(13.5)	—	—	—	(13.5)
Common stock issued for RSUs vested	0.1	—	—	—	—	—	—
Exercise of stock options	0.7	—	86.1	—	—	—	86.1
Share-based compensation	—	—	33.3	—	—	—	33.3
Balance, June 30, 2023	73.5	$0.7	$2,497.7	$(50.6)	$(2,579.2)	$5,542.4	$5,411.0

6	United Therapeutics, a public benefit corporation

Part I. Financial Information

	Six Months Ended June 30, 2022
	(Unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2022	71.7	$0.7	$2,245.4	$(23.0)	$(2,579.2)	$4,315.0	$3,958.9
Net income	—	—	—	—	—	355.9	355.9
Unrealized losses on available-for-sale securities	—	—	—	(43.0)	—	—	(43.0)
Defined benefit pension plan	—	—	—	0.5	—	—	0.5
Shares issued under ESPP	—	—	3.3	—	—	—	3.3
RSUs withheld for taxes	—	—	(11.1)	—	—	—	(11.1)
Common stock issued for RSUs vested	0.1	—	—	—	—	—	—
Exercise of stock options	0.3	—	28.2	—	—	—	28.2
Share-based compensation	—	—	25.7	—	—	—	25.7
Balance, June 30, 2022	72.1	$0.7	$2,291.5	$(65.5)	$(2,579.2)	$4,670.9	$4,318.4

See accompanying notes to consolidated financial statements.

Quarterly Report	7

Part I. Financial Information
Consolidated Statements of Cash Flows
(In millions)

	Six Months Ended June 30,
	2023	2022
	(Unaudited)
Cash flows from operating activities:
Net income	$500.1	$355.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26.2	25.2
Share-based compensation expense	1.4	44.4
Impairment of investment in privately-held company	—	1.7
Impairment of property, plant, and equipment	3.6	—
Other	1.9	34.6
Changes in operating assets and liabilities:
Accounts receivable	(52.2)	25.3
Inventories	(3.5)	1.1
Accounts payable and accrued expenses	40.8	13.1
Other assets and liabilities	(37.2)	(85.6)
Net cash provided by operating activities	481.1	415.7
Cash flows from investing activities:
Purchases of property, plant, and equipment	(86.0)	(30.5)
Deposits	(3.7)	—
Purchases of available-for-sale debt securities	(1,561.5)	(1,008.1)
Maturities of available-for-sale debt securities	1,202.9	510.4
Net cash used in investing activities	(448.3)	(528.2)
Cash flows from financing activities:
Proceeds from line of credit	—	800.0
Repayment of line of credit	—	(800.0)
Payments of debt issuance costs	(2.7)	(7.5)
Proceeds from the exercise of stock options	86.1	28.2
Proceeds from the issuance of stock under ESPP	3.4	3.3
RSUs withheld for taxes	(13.5)	(11.1)
Net cash provided by financing activities	73.3	12.9
Net increase (decrease) in cash and cash equivalents	$106.1	$(99.6)
Cash and cash equivalents, beginning of period	961.2	894.8
Cash and cash equivalents, end of period	$1,067.3	$795.2
Supplemental cash flow information:
Cash paid for interest	$27.2	$9.4
Cash paid for income taxes	$147.5	$138.1
Non-cash investing and financing activities:
Non-cash additions to property, plant, and equipment	$32.7	$12.6

See accompanying notes to consolidated financial statements.

8	United Therapeutics, a public benefit corporation

Part I. Financial Information
Notes to Consolidated Financial Statements
June 30, 2023 (Unaudited)
1. Organization and Business Description
United Therapeutics Corporation is a biotechnology company focused on the development and commercialization of innovative products to address the unmet medical needs of patients with chronic and life-threatening conditions. In 2021, we converted to a Delaware public benefit corporation (PBC), with the express public benefit purpose to provide a brighter future for patients through (a) the development of novel pharmaceutical therapies; and (b) technologies that expand the availability of transplantable organs.
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
In our management’s opinion, the accompanying consolidated financial statements contain all adjustments, including normal, recurring adjustments, necessary to fairly present our financial position as of June 30, 2023 and December 31, 2022, our statements of operations, comprehensive income, and stockholders’ equity for the three- and six-month periods ended June 30, 2023 and 2022, and our statements of cash flows for the six-month periods ended June 30, 2023 and 2022. Interim results are not necessarily indicative of results for an entire year.
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
3. Investments
Marketable Investments
Available-for-Sale Debt Securities
Available-for-sale debt securities are recorded at fair value, with the portion of the unrealized gains and losses that are not credit-related included as a component of accumulated other comprehensive loss in stockholders’ equity, until realized. Available-for-sale debt securities consisted of the following (in millions):

As of June 30, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency securities	$3,017.9	$—	$(49.5)	$2,968.4
Corporate debt securities	670.7	—	(13.7)	657.0
Total	$3,688.6	$—	$(63.2)	$3,625.4

Reported under the following captions in our consolidated balance sheets:
Cash and cash equivalents	$10.4
Current marketable investments	1,591.4
Non-current marketable investments	2,023.6
Total	$3,625.4

As of December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency securities	$2,697.8	$0.1	$(58.9)	$2,639.0
Corporate debt securities	555.6	—	(16.0)	539.6
Total(1)	$3,253.4	$0.1	$(74.9)	$3,178.6

Reported under the following captions in our consolidated balance sheets:
Cash and cash equivalents	$15.6
Current marketable investments	1,846.8
Non-current marketable investments	1,316.2
Total(1)	$3,178.6

(1)Total excludes $70.0 million related to available-for-sale debt securities that matured on December 31, 2022, although cash proceeds were not received until January 3, 2023. We recorded the $70.0 million receivable within other current assets in our consolidated balance sheets as of December 31, 2022.

The following tables present gross unrealized losses and fair value for those available-for-sale debt securities that were in an unrealized loss position as of June 30, 2023 and December 31, 2022, aggregated by investment category and length of time that the individual securities have been in a continuous loss position (in millions):

	Less than 12 months		12 months or longer		Total
As of June 30, 2023	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency securities	$1,783.1	$(19.6)	$1,159.3	$(29.9)	$2,942.4	$(49.5)
Corporate debt securities	321.9	(3.9)	329.1	(9.8)	651.0	(13.7)
Total	$2,105.0	$(23.5)	$1,488.4	$(39.7)	$3,593.4	$(63.2)

10	United Therapeutics, a public benefit corporation

Part I. Financial Information

	Less than 12 months		12 months or longer		Total
As of December 31, 2022	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency securities	$1,324.6	$(24.2)	$1,111.6	$(34.7)	$2,436.2	$(58.9)
Corporate debt securities	254.2	(6.7)	274.1	(9.3)	528.3	(16.0)
Total	$1,578.8	$(30.9)	$1,385.7	$(44.0)	$2,964.5	$(74.9)

As of June 30, 2023 and December 31, 2022, we held 528 and 411 available-for-sale debt securities, respectively, that were in an unrealized loss position. In assessing whether the decline in fair value as of June 30, 2023 of any of these securities resulted from a credit loss, we consulted with our investment managers and reviewed the credit ratings for each security. We believe that these unrealized losses are a direct result of the current interest rate environment and do not represent an indication of credit loss. We do not intend to sell the investments in unrealized loss positions prior to their maturity, and it is not more likely than not that we will be required to sell these investments before recovery of their amortized cost basis. There were no impairments due to credit loss on our available-for-sale debt securities during the three and six months ended June 30, 2023 and 2022.

The following table summarizes the contractual maturities of available-for-sale debt securities (in millions). Actual maturities may differ from contractual maturities because the issuers of certain of these debt securities have the right to call the securities or prepay their obligations under the securities with or without penalties.

	As of June 30, 2023
	Amortized Cost	Fair Value
Due within one year	$1,624.8	$1,601.8
Due in one to three years	2,063.8	2,023.6
Total	$3,688.6	$3,625.4
Investments in Equity Securities with Readily Determinable Fair Values
We held investments in equity securities with readily determinable fair values, in the aggregate, of $20.3 million and $30.7 million as of June 30, 2023 and December 31, 2022, respectively, which are included in current marketable investments in our consolidated balance sheets. Changes in the fair value of publicly-traded equity securities are recorded in our consolidated statements of operations within other expense, net. Refer to Note 4—Fair Value Measurements.
Investments in Privately-Held Companies
As of June 30, 2023 and December 31, 2022, we maintained non-controlling equity investments in privately-held companies of $28.5 million in the aggregate. We measure these investments using the measurement alternative because the fair values of these investments are not readily determinable. Under this alternative, the investments are measured at cost, less any impairment, and adjusted for any observable price changes. We include our investments in privately-held companies within other non-current assets in our consolidated balance sheets. These investments are subject to a periodic impairment review and, if impaired, the investment is measured and recorded at fair value in accordance with ASC 820, Fair Value Measurements.
4. Fair Value Measurements
We account for certain assets and liabilities at fair value and classify these assets and liabilities within the fair value hierarchy (Level 1, Level 2, or Level 3). Our other current assets and other current liabilities have fair values that approximate their carrying values.

Quarterly Report	11

Part I. Financial Information
Assets and liabilities subject to fair value measurements are as follows (in millions):

	As of June 30, 2023
	Level 1	Level 2	Level 3	Balance
Assets
Money market funds(1)	$301.7	$—	$—	$301.7
Time deposits(1)	304.5	—	—	304.5
U.S. government and agency securities(2)	—	2,968.4	—	2,968.4
Corporate debt securities(2)	—	657.0	—	657.0
Equity securities(3)	20.3	—	—	20.3
Contingent consideration(4)	—	—	0.1	0.1
Total assets	$626.5	$3,625.4	$0.1	$4,252.0
Liabilities
Contingent consideration(5)	—	—	18.5	18.5
Total liabilities	$—	$—	$18.5	$18.5

	As of December 31, 2022
	Level 1	Level 2	Level 3	Balance
Assets
Money market funds(1)	$459.6	$—	$—	$459.6
Time deposits(1)	75.6	—	—	75.6
U.S. government and agency securities(2)	—	2,639.0	—	2,639.0
Corporate debt securities(2)	—	539.6	—	539.6
Equity securities(3)	30.7	—	—	30.7
Contingent consideration(4)	—	—	0.1	0.1
Total assets	$565.9	$3,178.6	$0.1	$3,744.6
Liabilities
Contingent consideration(5)	—	—	19.7	19.7
Total liabilities	$—	$—	$19.7	$19.7
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
(3)Included in current marketable investments in our consolidated balance sheets. The fair value of these securities is based on quoted market prices for identical instruments in active markets. During the three and six months ended June 30, 2023, we recognized $1.6 million and $10.4 million of net unrealized losses, respectively, on these securities. During the three and six months ended June 30, 2022, we recognized $47.1 million and $21.4 million of net unrealized losses, respectively, on these securities. We recorded these gains and losses in our consolidated statements of operations within other expense, net. Refer to Note 3—Investments—Marketable Investments—Investments in Equity Securities with Readily Determinable Fair Values.
(4)Included in other current assets and other non-current assets in our consolidated balance sheets. We estimated the fair value of contingent consideration using a Monte Carlo simulation. The Monte Carlo simulation incorporates Level 3 inputs including the probability of completing certain milestones during a specified period of time. The change in fair value of our contingent consideration assets for the six months ended June 30, 2023 was not material.
(5)Included in other current liabilities and other non-current liabilities in our consolidated balance sheets. The fair value of our contingent consideration obligations has been estimated using probability-weighted discounted cash flow models (DCFs). The DCFs incorporate Level 3 inputs, including estimated discount rates, that we believe market participants would consider relevant in pricing and the projected timing and amount of cash flows, which are estimated and developed, in part, based on the requirements specific to each acquisition agreement. The fair value of our contingent consideration liabilities decreased by $1.2 million from December 31, 2022 to June 30, 2023. The gain was recorded within research and development in our consolidated statements of operations.
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

12	United Therapeutics, a public benefit corporation

Part I. Financial Information
5. Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value and consist of the following, net of reserves (in millions):

	June 30, 2023	December 31, 2022
Raw materials	$21.4	$18.0
Work-in-progress	33.2	33.3
Finished goods	48.7	50.7
Total inventories	$103.3	$102.0
6. Property, Plant, and Equipment
Property, plant, and equipment consists of the following (in millions):

	June 30, 2023	December 31, 2022
Land and land improvements	$143.4	$142.7
Buildings, building improvements, and leasehold improvements	634.8	636.7
Buildings under construction	205.2	110.9
Furniture, equipment, and vehicles	364.3	353.9
Subtotal	1,347.7	1,244.2
Less—accumulated depreciation	(408.8)	(382.7)
Property, plant, and equipment, net	$938.9	$861.5
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
As of June 30, 2023 and December 31, 2022, our outstanding aggregate principal balance under the Credit Agreement was $800.0 million, all of which was classified as a non-current liability because we do not intend to repay any portion of this amount within one year.
The Credit Agreement contains customary events of default and customary affirmative and negative covenants. As of June 30, 2023, we were in compliance with these covenants. Lung Biotechnology PBC is our only subsidiary that guarantees our obligations under the Credit Agreement though, from time to time, one or more of our other subsidiaries may be required to guarantee our obligations.
The interest expense reported in our consolidated statements of operations for the six months ended June 30, 2023 and 2022 related to our borrowings under the Credit Agreement and our borrowings under a prior credit agreement.

Quarterly Report	13

Part I. Financial Information
8. Share-Based Compensation
As of June 30, 2023, we have two shareholder-approved equity incentive plans: the United Therapeutics Corporation Amended and Restated Equity Incentive Plan (the 1999 Plan) and the United Therapeutics Corporation Amended and Restated 2015 Stock Incentive Plan (the 2015 Plan). The 2015 Plan provides for the issuance of up to 12,500,000 shares of our common stock pursuant to awards granted under the 2015 Plan, which includes 1,000,000 shares added pursuant to an amendment and restatement of the 2015 Plan approved by our shareholders in June 2023. No further awards will be granted under the 1999 Plan. We also have one equity incentive plan, the United Therapeutics Corporation 2019 Inducement Stock Incentive Plan (the 2019 Inducement Plan), that has not been approved by our shareholders, as permitted by the Nasdaq Stock Market rules. The 2019 Inducement Plan was approved by our Board of Directors in February 2019 and provides for the issuance of up to 99,000 shares of our common stock under awards granted to newly-hired employees. Currently, we grant equity-based awards to employees and members of our Board of Directors in the form of stock options and restricted stock units (RSUs) under the 2015 Plan, and we may grant RSUs to newly-hired employees under the 2019 Inducement Plan. Refer to the sections entitled Stock Options and RSUs below.
In March 2023, we issued stock options and RSUs to certain executives with vesting conditions tied to the achievement of specified performance criteria through the end of 2025. Throughout the performance period, we reassess the estimated performance and update the number of performance-based awards that we believe will ultimately vest. Estimating future performance requires the use of judgment. Upon the conclusion of the performance period, the performance level achieved and the ultimate number of shares that may vest are determined. Share-based compensation expense for these awards is recorded ratably over their vesting period, depending on the specific terms of the award and anticipated achievement of the specified performance criteria.
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
The following table reflects the components of share-based compensation expense recognized in our consolidated statements of operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options	$1.6	$5.6	$6.5	$11.1
RSUs	13.6	7.4	25.8	13.7
STAP awards	(1.9)	52.1	(31.9)	18.7
ESPP	0.5	0.4	1.0	0.9
Total share-based compensation expense before tax	$13.8	$65.5	$1.4	$44.4
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
During the six months ended June 30, 2023, in addition to time-based stock options, we granted 0.4 million performance-based stock options with a total grant date fair value of $35.6 million, calculated based on the assumed achievement of maximum performance of the relevant financial performance condition. During the three and six months ended June 30, 2023, we recorded $1.0 million and $1.2 million of share-based compensation expense, respectively, related to performance-based stock options, calculated based on the assumed achievement of target performance levels.
The following weighted average assumptions were used in estimating the fair value of stock options granted to employees during the six months ended June 30, 2023 and 2022:

	June 30, 2023	June 30, 2022
Expected term of awards (in years)	6.5	6.0
Expected volatility	31.4%	32.3%
Risk-free interest rate	3.6%	2.1%
Expected dividend yield	—%	—%

14	United Therapeutics, a public benefit corporation

Part I. Financial Information
A summary of the activity and status of stock options under our equity incentive plans during the six-month period ended June 30, 2023 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2023	6,608,019	$128.21
Granted	424,076	217.50
Exercised	(753,344)	114.24
Forfeited	—	—
Outstanding as of June 30, 2023	6,278,751	$135.91	4.0	$533.1
Exercisable as of June 30, 2023	5,815,647	$129.45	3.5	$531.0
Unvested as of June 30, 2023	463,104	$217.06	9.6	$2.1
The weighted average fair value of a stock option granted during each of the six-month periods ended June 30, 2023 and June 30, 2022 was $85.52 and $63.07, respectively. These stock options have an aggregate grant date fair value of $36.3 million and $1.1 million, respectively. The total grant date fair value of stock options that vested during the six-month periods ended June 30, 2023 and June 30, 2022 was $52.9 million and $14.6 million, respectively.
Total share-based compensation expense related to stock options is recorded as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of sales	$—	$—	$—	$—
Research and development	—	—	0.1	0.1
Selling, general, and administrative	1.6	5.6	6.4	11.0
Share-based compensation expense before taxes	1.6	5.6	6.5	11.1
Related income tax benefit	(0.1)	(0.2)	(0.3)	(0.3)
Share-based compensation expense, net of taxes	$1.5	$5.4	$6.2	$10.8
As of June 30, 2023, unrecognized compensation cost related to stock options was $12.2 million. Unvested outstanding stock options as of June 30, 2023 had a weighted average remaining vesting period of 2.6 years.
Stock option exercise data is summarized below (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Number of options exercised	214,244	202,314	753,344	240,873
Cash received	$24.7	$23.9	$86.1	$28.2
Total intrinsic value of options exercised	$23.8	$21.2	$95.4	$24.3
RSUs
Each RSU entitles the recipient to one share of our common stock upon vesting. We measure the fair value of RSUs using the stock price on the date of grant. Share-based compensation expense for RSUs is recorded ratably over their vesting period.
During the six months ended June 30, 2023, in addition to time-based RSUs, we granted 0.2 million performance-based RSUs with a total grant date fair value of $32.2 million, calculated based on the assumed achievement of maximum performance of the relevant financial and non-financial performance conditions. During the three and six months ended June 30, 2023, we recorded $0.9 million and $1.1 million of share-based compensation expense, respectively, related to performance-based RSUs, calculated based on assumed achievement of target performance levels.

Quarterly Report	15

Part I. Financial Information
A summary of the activity with respect to, and status of, RSUs during the six-month period ended June 30, 2023 is presented below:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2023	841,251	$191.48
Granted	289,823	217.94
Vested	(169,346)	139.16
Forfeited	(10,809)	202.01
Unvested as of June 30, 2023	950,919	$208.74
Total share-based compensation expense related to RSUs is recorded as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of sales	$1.0	$0.6	$2.0	$1.2
Research and development	5.1	2.8	9.8	4.8
Selling, general, and administrative	7.5	4.0	14.0	7.7
Share-based compensation expense before taxes	13.6	7.4	25.8	13.7
Related income tax benefit	(3.2)	(1.8)	(6.1)	(3.3)
Share-based compensation expense, net of taxes	$10.4	$5.6	$19.7	$10.4
As of June 30, 2023, unrecognized compensation cost related to the grant of RSUs was $145.2 million. Unvested outstanding RSUs as of June 30, 2023 had a weighted average remaining vesting period of 3.3 years.
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
The aggregate liability balance associated with outstanding STAP awards was $40.5 million and $80.8 million as of June 30, 2023 and December 31, 2022, respectively, all of which was classified as a current liability in our consolidated balance sheets.
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
The table below includes the weighted average assumptions used to measure the fair value of the outstanding STAP awards:

	June 30, 2023	June 30, 2022
Expected term of awards (in years)	0.8	1.1
Expected volatility	26.1%	34.0%
Risk-free interest rate	5.4%	2.8%
Expected dividend yield	—%	—%
The closing price of our common stock was $220.75 and $235.64 on June 30, 2023 and June 30, 2022, respectively. The closing price of our common stock was $278.09 on December 31, 2022.

16	United Therapeutics, a public benefit corporation

Part I. Financial Information
A summary of the activity and status of STAP awards during the six-month period ended June 30, 2023 is presented below:

	Number of Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2023	555,600	$140.54
Granted	—	—
Exercised	(52,201)	77.46
Forfeited	(500)	53.83
Outstanding as of June 30, 2023	502,899	$147.18	1.5	$37.0
Exercisable as of June 30, 2023	502,899	$147.18	1.5	$37.0
Unvested as of June 30, 2023	—	$—	—	$—
Share-based compensation (benefit) expense recognized in connection with STAP awards is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of sales	$(0.1)	$1.9	$(1.5)	$0.7
Research and development	(0.4)	11.5	(4.1)	5.5
Selling, general, and administrative	(1.4)	38.7	(26.3)	12.5
Share-based compensation (benefit) expense before taxes	(1.9)	52.1	(31.9)	18.7
Related income tax expense (benefit)	0.4	(10.5)	5.6	(3.9)
Share-based compensation (benefit) expense, net of taxes	$(1.5)	$41.6	$(26.3)	$14.8
Cash paid to settle STAP awards exercised during the six-month periods ended June 30, 2023 and June 30, 2022 was $8.4 million and $25.7 million, respectively.
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
9. Earnings Per Common Share
Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period, adjusted for the potential dilutive effect of our outstanding stock options, outstanding RSUs, and shares issuable under the ESPP, as if the RSUs were vested, the stock options were exercised, and the shares expected to be issued under the ESPP at the end of the current offering period were issued.
Basic and diluted earnings per common share are computed independently for each quarter and year-to-date period presented. The sum of the earnings per common share for each quarter in a year-to-date period may not equal the earnings per common share for such year-to-date period due to rounding.

Quarterly Report	17

Part I. Financial Information
The components of basic and diluted earnings per common share comprised the following (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income	$259.2	$116.0	$500.1	$355.9
Denominator:
Weighted average outstanding shares — basic	46.9	45.4	46.6	45.3
Effect of dilutive securities(1):
Stock options, RSUs, and ESPP(2)	2.6	2.7	3.0	2.6
Weighted average shares — diluted(2)	49.5	48.1	49.6	47.9
Net income per common share:
Basic	$5.53	$2.56	$10.73	$7.86
Diluted	$5.24	$2.41	$10.08	$7.43

Stock options and RSUs excluded from calculation(2)	0.2	—	0.1	—
(1)Calculated using the treasury stock method.
(2)The common shares underlying certain stock options and RSUs have been excluded from the computation of diluted earnings per share because their impact would be anti-dilutive.
10. Income Taxes
Our effective income tax rate (ETR) for the six months ended June 30, 2023 and 2022 was 20 percent and 23 percent, respectively. Our ETR for the six months ended June 30, 2023 decreased compared to our ETR for the six months ended June 30, 2022 primarily due to increased excess tax benefits from share-based compensation, partially offset by an increase in the reserve for uncertain tax positions.
We record interest and penalties related to uncertain tax positions as a component of income tax expense. As of June 30, 2023 and December 31, 2022, our unrecognized tax benefits, including related interest, were approximately $26.7 million and $15.9 million, respectively. The total amount of unrecognized tax benefits relating to our tax positions is subject to change based on future events and it is reasonably possible that the balance could change significantly over the next 12 months. Given the uncertainty of future events, we are unable to reasonably estimate the range of possible adjustments to our unrecognized tax benefits.
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

18	United Therapeutics, a public benefit corporation

Part I. Financial Information
Total revenues, cost of sales, and gross profit (loss) for each of our commercial products and other were as follows (in millions):

	Three Months Ended June 30,
2023	Tyvaso(1)	Remodulin(2)	Orenitram	Unituxin	Adcirca	Other	Total
Total revenues	$318.9	$127.2	$95.1	$44.3	$7.5	$3.5	$596.5
Cost of sales	40.4	7.3	5.7	2.7	3.1	4.9	64.1
Gross profit (loss)	$278.5	$119.9	$89.4	$41.6	$4.4	$(1.4)	$532.4

2022
Total revenues	$201.0	$132.0	$79.0	$44.5	$10.4	$—	$466.9
Cost of sales	6.5	8.6	6.4	3.5	4.7	—	29.7
Gross profit	$194.5	$123.4	$72.6	$41.0	$5.7	$—	$437.2

	Six Months Ended June 30,
2023	Tyvaso(1)	Remodulin(2)	Orenitram	Unituxin	Adcirca	Other	Total
Total revenues	$557.3	$248.6	$183.3	$93.4	$14.8	$6.0	$1,103.4
Cost of sales	67.3	14.2	13.3	7.4	6.2	8.0	116.4
Gross profit (loss)	$490.0	$234.4	$170.0	$86.0	$8.6	$(2.0)	$987.0

2022
Total revenues	$373.0	$263.7	$161.8	$100.1	$20.2	$10.0	$928.8
Cost of sales	12.7	15.8	11.6	6.8	8.7	—	55.6
Gross profit	$360.3	$247.9	$150.2	$93.3	$11.5	$10.0	$873.2
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
Geographic revenues are determined based on the country in which our customers (distributors) are located. Total revenues from external customers by geographic area are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
United States	$562.0	$440.4	$1,031.7	$850.2
Rest of World	34.5	26.5	71.7	78.6
Total	$596.5	$466.9	$1,103.4	$928.8
We recorded revenue from three distributors in the United States that exceeded ten percent of total revenues. Revenue from these three distributors as a percentage of total revenues is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Distributor 1	52%	51%	51%	49%
Distributor 2	34%	31%	33%	30%
Distributor 3	7%	9%	8%	10%
12. Litigation
Sandoz Antitrust Litigation
In April 2019, Sandoz Inc. (Sandoz) and its marketing partner RareGen, LLC (now known as Liquidia PAH, LLC, a subsidiary of Liquidia Corporation) (RareGen), filed a complaint in the U.S. District Court for the District of New Jersey against us and Smiths Medical ASD, Inc. (Smiths Medical), alleging that we and Smiths Medical engaged in anticompetitive conduct in connection with plaintiffs’ efforts to launch their generic version of Remodulin. In particular, the complaint alleged that we and Smiths Medical unlawfully impeded competition by entering into an agreement to produce CADD-MS®3 cartridges specifically for the administration of subcutaneous Remodulin for our patients, without making these cartridges available for the administration of Sandoz’s generic version of Remodulin. In March 2020, the plaintiffs filed an amended complaint to add a count alleging that we

Quarterly Report	19

Part I. Financial Information
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
In March 2022, the court granted our motion for summary judgment with respect to all claims brought by the plaintiffs except the breach of contract claim. As a result, all antitrust claims, all claims under state competition laws, and the common law tortious interference claim have been resolved in our favor. These were the only claims in the case that gave rise to any potential for trebling of damages, punitive damages, and/or the award of attorneys’ fees. The court also denied plaintiffs’ request for injunctive relief.
The court granted Sandoz’s motion for summary judgment with respect to Sandoz’s breach of contract claim. The issue of what, if any, damages Sandoz is entitled to based on the contract claim will proceed to trial. RareGen has no claim for breach of contract and, as a result, has no remaining claims in the litigation. The case will now proceed to trial with respect to damages under the breach of contract claim. The court has not yet set a date for trial. The parties will have the right to appeal the summary judgment decisions and the result of the anticipated trial, upon entry of final judgment following the trial.
We intend to continue to vigorously defend this litigation. Among other things, we believe that plaintiffs, who were on notice that Smiths Medical would discontinue the CADD MS-3 system, failed to fulfill their duty to properly mitigate their exposure as a result of such discontinuation, and any damages they incurred are the result of their own failure to properly plan their own product launch. However, due to the uncertainty inherent in any litigation, we cannot guarantee that an outcome adverse to us will not result. Any litigation of this nature could involve substantial cost, and an adverse outcome could result in substantial monetary damages. We currently are not able to reasonably estimate a range of potential losses due to the number of variables that may affect the outcome of the damages trial and any potential appeals, including potential damages amounts sought, the strength of our defenses, the variety of potential legal and factual determinations yet to be made by the court, the rulings that may be subject to appeal, and the inherent unpredictability of any outcome associated with these issues.
Litigation with Liquidia Technologies, Inc.
In March 2020, Liquidia Technologies, Inc. (Liquidia) filed two petitions for inter partes review (IPR) with the Patent Trial and Appeal Board (PTAB) of the U.S. Patent and Trademark Office (USPTO). In its petitions, Liquidia sought to invalidate U.S. Patent Nos. 9,604,901 (the ’901 patent) and 9,593,066 (the ’066 patent), both of which relate to a method of making treprostinil, the active pharmaceutical ingredient in Tyvaso, Tyvaso DPI, Remodulin, and Orenitram. These patents were issued in March 2017 and are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations publication, also known as the Orange Book, for Tyvaso, Tyvaso DPI, Remodulin, and Orenitram. In October 2020, the PTAB declined to institute IPR proceedings on the ’066 patent because Liquidia failed to establish a reasonable likelihood of prevailing on any claim relating to the ’066 patent. The PTAB instituted IPR proceedings on the ’901 patent in October 2020 and issued a final written decision in October 2021. The final written decision found that Liquidia had proven the invalidity of seven of the claims of the ‘901 patent but failed to prove the invalidity of two other claims. The parties have each appealed portions of the final written decision adverse to them, and those appeals are pending. No cancellation of claims takes effect until resolution of any appeals.
In January 2020, Liquidia submitted an NDA to the FDA for approval of Yutrepia™, a dry powder inhalation formulation of treprostinil, to treat pulmonary arterial hypertension (PAH). This NDA was submitted under the 505(b)(2) regulatory pathway with nebulized Tyvaso as the reference listed drug. In November 2021, the FDA granted tentative approval of Liquidia’s NDA.
In April 2020, we received a Paragraph IV Certification Notice Letter (Notice Letter) from Liquidia, stating that it intends to market Yutrepia before the expiration of all patents listed in the Orange Book for nebulized Tyvaso. The Notice Letter states that Liquidia’s NDA for Yutrepia contains a Paragraph IV certification alleging that these patents are not valid, not enforceable, and/or will not be infringed by the commercial manufacture, use, or sale of Yutrepia.
In June 2020, we filed a lawsuit in the U.S. District Court for the District of Delaware against Liquidia for infringement of the ’901 patent and the ’066 patent, both of which expire in December 2028. We filed our lawsuit within 45 days of receipt of notice from Liquidia of its NDA filing. As a result, under the Hatch-Waxman Act, the FDA was precluded by regulation from approving Liquidia’s NDA for up to 30 months or until the resolution of the litigation, whichever occurs first. In July 2020, Liquidia filed an answer to our complaint that included counterclaims alleging, among other things, that the patents at issue in the litigation are not valid and will not be infringed by the commercial manufacture, use, or sale of Yutrepia.
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

20	United Therapeutics, a public benefit corporation

Part I. Financial Information
Trial took place during March 2022, and the court issued its decision in August 2022. The court found that Liquidia’s product would infringe the ’793 patent and that Liquidia had not proved that any claim of that patent is invalid. The court also determined that Liquidia had proved certain claims of the ’066 patent were invalid and that we had not proved Liquidia’s infringement of another ’066 patent claim. Accordingly, the court issued a final judgment that bars the FDA from approving Liquidia’s approved product until expiration of the ’793 patent in May 2027. The parties appealed portions of the decision adverse to each of them, and on July 24, 2023, the appellate court issued its decision affirming the district court decision in its entirety. Both parties have the opportunity to request rehearing by the appellate court with respect to the portions of the court’s affirmance adverse to them. Meanwhile, Liquidia filed a motion with the district court seeking to stay the portion of the judgment that bars the FDA from finally approving until expiration of the ’793 patent, and we opposed that motion. The court has not yet ruled on that motion.
In January 2021, Liquidia filed another petition for IPR with the PTAB. In its petition, Liquidia sought to invalidate the ’793 patent. In July 2022, the PTAB issued a final written decision finding all claims of the ’793 patent to be unpatentable. We filed a request for rehearing and for precedential opinion panel review. On October 26, 2022, the PTAB denied our request for precedential opinion panel review, but “determine[d] that the Board’s Final Written Decision did not address adequately whether the [references relied upon as the basis for canceling claims] qualify as prior art.” Thus, the PTAB directed the original panel “in its consideration on rehearing, to clearly identify whether the … references qualify as prior art.” The original panel issued its decision on our request for rehearing in February 2023. The original panel agreed that it had overlooked our arguments and that its rationale for determining that certain references are prior art was erroneous. Nonetheless, the original panel determined the references qualify as prior art under a new rationale. Thus, the original panel maintained that the claims of this patent are not valid. We appealed this decision, and our appeal is pending. We expect oral argument to take place around October 2023. All claims of this patent remain valid until any IPR appeals are exhausted.
Liquidia could obtain final FDA approval for its proposed product prior to May 2027 in two circumstances: (1) Liquidia could prevail on appeal, either from the district court judgment or IPRs, such that it is not found to infringe any valid claims of our patents; or (2) the district court or appeals court could stay the order barring FDA approval during the pendency of its appeals.
In June 2021, we filed a motion in the patent case in the U.S. District Court for the District of Delaware to file an amended complaint adding trade secret misappropriation claims against Liquidia and a former Liquidia employee, Dr. Robert Roscigno. The court denied the motion based on a finding that adding the additional claims would impact the case schedule. Thus, we filed those claims as a separate case against Liquidia and Robert Roscigno in North Carolina state court. Discovery is underway in that case. We recently filed a motion for leave to file an amended complaint against Liquidia and Dr. Roscigno to make additional claims based on information we learned during discovery and request additional relief. In July 2023, the court granted in part, and denied in part, our motion to amend.
We plan to vigorously enforce our intellectual property rights related to Tyvaso and Tyvaso DPI.
MSP Recovery Litigation
In July 2020, MSP Recovery Claims, Series LLC; MSPA Claims 1, LLC; and Series PMPI, a designated series of MAO-MSO Recovery II, LLC filed a “Class Action Complaint” against Caring Voices Coalition, Inc. (CVC) and us in the U.S. District Court for the District of Massachusetts. The complaint alleged that we violated the federal Racketeer Influenced and Corrupt Organizations act and various state laws by coordinating with CVC when making donations to a PAH fund so that those donations would go towards copayment obligations for Medicare patients taking drugs manufactured and marketed by us. Plaintiffs claim to have received assignments from various Medicare Advantage health plans and other insurance entities that allow them to bring this lawsuit on behalf of those entities to recover allegedly inflated amounts they paid for our drugs. In April 2021, the court granted our motion to transfer the case to the U.S. District Court for the Southern District of Florida.
In October 2021, we filed a motion for judgment on the pleadings, seeking to dismiss the plaintiffs’ claims in this litigation. On that same day, plaintiffs filed an amended complaint that includes state antitrust claims based on alleged facts similar to those raised by Sandoz and RareGen in the matter described above. The amended complaint added MSP Recovery Claims Series 44, LLC as a plaintiff and Smiths Medical and CVC as defendants. As a result of the amended complaint, the court ruled that our motion for judgment on the pleadings was moot. In December 2021, we filed a motion to dismiss all of the plaintiffs’ claims in the amended complaint, including the new antitrust claims. Smiths Medical also filed a motion to dismiss the plaintiffs’ claims against Smiths Medical. In September 2022, the court dismissed all of the plaintiffs’ claims against us and Smiths Medical without prejudice.

Quarterly Report	21

Part I. Financial Information
In October 2022, the plaintiffs filed a motion seeking clarification or reconsideration of the court’s order dismissing the complaint without prejudice and argued that the court should allow the plaintiffs an opportunity to amend. That same day, the plaintiffs filed a motion for leave to amend the complaint and attached a proposed second amended complaint. In addition to the claims previously asserted, the proposed second amended complaint adds federal antitrust claims and consumer protection claims under other states’ laws. The second amended complaint also names Accredo Health Group, CVS Health Corporation, Express Scripts, Inc., and Express Scripts Holding Company (collectively, the Specialty Pharmacies), and the Adira Foundation as additional defendants. In October 2022, the court granted plaintiffs’ motion for leave to amend, and denied as moot plaintiffs’ motion seeking clarification. On that same day, plaintiffs filed the second amended complaint. We filed a motion to reconsider the court’s decision to allow plaintiffs to amend their complaint, and that motion was denied. In February 2023, Plaintiffs moved to supplement their second amended complaint, but that motion was denied in March 2023. Plaintiffs have lodged an objection with the court regarding that ruling, and that objection is pending. In March 2023, we filed our motion to dismiss the second amended complaint. That motion was fully briefed as of June 30, 2023. The Specialty Pharmacies filed their own motion to dismiss, as did Smiths Medical. All three motions to dismiss are pending with the court.
We intend to vigorously defend against this lawsuit.
Litigation with Humana and United Healthcare
Humana Inc. and United Healthcare Services, Inc. filed separate lawsuits against us in the U.S. District Court for the District of Maryland in December 2022 and November 2022, respectively. Each of these lawsuits includes allegations similar to those in the MSP Recovery matter discussed above concerning our charitable contributions to CVC. In particular, these lawsuits allege that our donations to CVC violated RICO and various state laws. We filed motions to dismiss both of these lawsuits in March 2023. Our motions are fully briefed, and are pending with the court.
We intend to vigorously defend against these lawsuits.
340B Program Litigation
We participate in the Public Health Service’s 340B drug pricing program (the 340B program), through which we sell our products at discounted prices to covered entities, including through pharmacies that have contracts with such covered entities (340B contract pharmacies). Increasing use of 340B contract pharmacies, coupled with a lack of oversight and transparency, has resulted in increased risks of 340B statutory violations related to the diversion of 340B-purchased drugs to individuals who are not patients of the 340B covered entity, and to prohibited “duplicate discounts” when 340B-purchased drugs are also billed to Medicaid. In November 2020, we notified the U.S. Health Resources and Services Administration (HRSA) that we would begin implementing narrowly-tailored 340B contract pharmacy policies with the goal of stemming abuses of the 340B program without upsetting the status quo or creating hardship for covered entities or their patients. At around the same time, a number of other manufacturers also announced their own contract pharmacy policies.
In December 2020, the U.S. Department of Health and Human Services (HHS) General Counsel issued a non-binding Advisory Opinion (the Advisory Opinion) concluding that, among other things, pharmaceutical manufacturers are obligated to sell their drugs at the 340B discounted price to an unlimited number of 340B contract pharmacies. In May 2021, HRSA sent a letter to us stating that our 340B contract pharmacy policies violated the 340B statute. HRSA also sent materially similar letters to other pharmaceutical manufacturers. We responded to that letter by clarifying our policies and requesting additional information from HRSA. To date, HRSA has not responded.
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
HRSA and HSS appealed to the U.S. Court of Appeals for the District of Columbia Circuit in December 2021. Oral argument took place in October 2022, and the court’s decision is pending.

22	United Therapeutics, a public benefit corporation

Part I. Financial Information
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
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report contain forward-looking statements made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934 (the Exchange Act) and the Private Securities Litigation Reform Act of 1995. These statements, which are based on our beliefs and expectations about future outcomes and on information available to us through the date this Quarterly Report on Form 10-Q is filed with the SEC, include, among others, statements related to the following:
•Expectations of revenues, expenses, profitability, cash flows, and growth in the number of patients being treated with our products, including anticipated growth in the number of Tyvaso patients as a result of the expansion of its label to include pulmonary hypertension associated with interstitial lung disease (PH-ILD) and anticipated growth in revenues following the commercial launch of Tyvaso DPI;
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
•The expectation that we will be able to manufacture sufficient quantities and maintain adequate inventories of our commercial products, through both our in-house manufacturing capabilities and third-party manufacturing sites (including our plans to expand manufacturing capacity for Tyvaso DPI), and our ability to obtain and maintain related approvals by the FDA and its international counterparts;
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

24	United Therapeutics, a public benefit corporation

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

Part I. Financial Information
Overview of Marketed Products
We market and sell the following commercial products:
•Tyvaso and Tyvaso DPI. Nebulized Tyvaso is an inhaled formulation of the prostacyclin analogue treprostinil, approved by the FDA and regulatory authorities in Argentina, Israel, and Japan to improve exercise ability in patients with pulmonary arterial hypertension (PAH). Nebulized Tyvaso was also approved by the FDA in March 2021 and by regulators in Israel in December 2022 to improve exercise ability in patients with PH-ILD. In May 2022, we also obtained FDA approval of Tyvaso DPI to treat PAH and PH-ILD, and we initiated commercial shipments of Tyvaso DPI to our distributors in June 2022. Nebulized Tyvaso was also approved to treat PAH in Japan in late 2022, and our Japanese distributor launched commercial sales in Japan during the second quarter of 2023.
•Remodulin, a continuously-infused formulation of treprostinil, approved by the FDA for subcutaneous and intravenous administration to diminish symptoms associated with exercise in patients with PAH. Remodulin has also been approved in various countries outside of the United States. In February 2021, we launched U.S. sales of the Remunity Pump, a new subcutaneous infusion system for Remodulin. In June 2023, our contract manufacturer obtained FDA clearance for a cartridge to be used with the CADD MS-3 ambulatory infusion pump for subcutaneous infusion of Remodulin.
•Orenitram, a tablet dosage form of treprostinil, approved by the FDA to delay disease progression and improve exercise capacity in PAH patients.
•Unituxin, a monoclonal antibody approved in the United States, Canada, and Japan for treatment of high-risk neuroblastoma.
•Adcirca, an oral PDE-5 inhibitor approved by the FDA to improve exercise ability in PAH patients.
Revenues
Our total revenues consist primarily of sales of the commercial products noted above, together with associated sales of administration devices (in the case of Remodulin, Tyvaso, and Tyvaso DPI). We have entered into separate, non-exclusive distribution agreements with Accredo Health Group, Inc. and its affiliates (Accredo) and Caremark, L.L.C. (CVS Specialty) to distribute Tyvaso, Tyvaso DPI, Remodulin, the Remunity Pump, and Orenitram in the United States, and we have entered into an exclusive distribution agreement with ASD Specialty Healthcare, Inc., an affiliate of AmerisourceBergen Corporation, to distribute Unituxin in the United States. We also sell nebulized Tyvaso, Remodulin, and Unituxin to distributors internationally. We sell Adcirca through the pharmaceutical wholesale network of Eli Lilly and Company (Lilly). To the extent we have increased the price of any of these products, increases have typically been in the single-digit percentages per year, except for Adcirca, the price of which is set solely by Lilly.
We require our specialty pharmaceutical distributors to maintain reasonable levels of inventory reserves for our treprostinil-based therapies because the interruption of these therapies can be life threatening. Our specialty pharmaceutical distributors typically place monthly or semi-monthly orders based on current utilization trends and contractual minimum and maximum inventory requirements. As a result, sales of our treprostinil-based therapies can vary depending on the timing and magnitude of these orders and do not precisely reflect changes in patient demand. The information we have about patient demand, the number of patients using our products, and inventory held by our distributors, is based upon our review of patient utilization and inventory data provided to us by our specialty pharmaceutical distributors.
Generic Competition and Challenges to our Intellectual Property Rights
Remodulin—Generic Competition
We settled litigation with Sandoz related to its abbreviated new drug application (ANDA) seeking FDA approval to market a generic version of Remodulin and in March 2019, Sandoz announced the availability of its generic product in the United States. We have also entered into similar settlement agreements with other generic companies, some of which have also launched sales of generic versions of Remodulin. Through June 30, 2023, we have seen limited erosion of Remodulin sales as a result of generic treprostinil competition in the United States. We are currently engaged in litigation with Sandoz and its marketing partner, RareGen (now a subsidiary of Liquidia Corporation, the parent company of Liquidia), related to the infusion devices used to administer Remodulin subcutaneously. We understand that generic treprostinil was initially launched by Sandoz/RareGen for use only by intravenous infusion. In May 2021, Sandoz/Liquidia Corporation announced that Sandoz’s generic treprostinil has been made available for subcutaneous use, following FDA clearance of a cartridge that can administer the product via the Smiths Medical CADD MS-3 pump. See Note 12—Litigation, to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
Regulatory authorities in various European countries began approving generic versions of Remodulin in 2018, followed by pricing approvals and commercial launches in most of these countries in 2019 and 2020. As a result, our international Remodulin revenues have decreased compared to the period prior to generic launch, due to increased competition and a reduction in our

26	United Therapeutics, a public benefit corporation

Part I. Financial Information
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
As background, in January 2020 Liquidia submitted an NDA to the FDA for approval of Yutrepia, a dry powder formulation of treprostinil for inhalation, to treat PAH. The Yutrepia NDA was submitted under the 505(b)(2) regulatory pathway with nebulized Tyvaso as the reference listed drug and received tentative approval from the FDA in November 2021. If and when Liquidia launches commercial sales of Yutrepia, it would compete directly with Tyvaso, Tyvaso DPI, and our other treprostinil-based products.
Following the initial submission of the Yutrepia NDA, we filed a lawsuit in federal district court against Liquidia for infringement of three of our patents: U.S. Patent Nos. 9,604,901 (the ’901 patent), 9,593,066 (the ’066 patent), and 10,716,793 (the ’793 patent). In December 2021, we filed a stipulation that the ’901 patent would not be infringed by Liquidia based on the court’s claim construction ruling. Trial was held during March 2022 on the ’066 patent and the ’793 patent, and we received the court’s decision in August 2022. The court found that Liquidia’s product would infringe the ’793 patent and that Liquidia had not proved that any claim of that patent is invalid. The court also determined that Liquidia had proved that certain claims of the ’066 patent were invalid and that we had not proved Liquidia’s infringement of another ’066 patent claim. Accordingly, the court issued a final judgment that bars the FDA from approving Liquidia’s approved product until expiration of the ’793 patent in May 2027. The parties each appealed portions of the decision adverse to them, and on July 24, 2023, the appellate court issued its decision affirming the district court decision in its entirety. Both parties have the opportunity to request rehearing by the appellate court with respect to the portions of the court’s affirmance adverse to them.
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
•’793 patent: In August 2021, the PTAB instituted IPR proceedings related to this patent. In July 2022, the PTAB issued a final written decision finding all claims of this patent to be unpatentable. We filed a request for rehearing and for precedential opinion panel review. In October 2022, the PTAB denied our request for precedential opinion panel review, but “determine[d] that the Board’s Final Written Decision did not address adequately whether the [references relied upon as the basis for canceling claims] qualify as prior art.” Thus, the PTAB directed the original panel “in its consideration on rehearing, to clearly identify whether the … references qualify as prior art.” The original panel issued its decision on our request for rehearing in February 2023. The original panel agreed that it had overlooked our arguments and its rationale for determining that certain references are prior art was erroneous. Nonetheless, the original panel determined the references qualify as prior art under a new rationale. Thus, the original panel maintained that the claims of this patent are not valid. We appealed this decision, and our appeal is pending. We expect oral argument to take place around October 2023. All claims of this patent remain valid until any IPR appeals are exhausted.
Liquidia could obtain final FDA approval for its proposed product prior to May 2027 in two circumstances: (1) Liquidia could prevail on appeal, either from the district court judgment or IPR proceedings, such that its product is not found to infringe any valid claims of our patents; or (2) the district court or appeals court could stay the district court order barring FDA approval of its

Quarterly Report	27

Part I. Financial Information
product during the pendency of its appeals. Liquidia has filed a motion with the district court to stay the bar against final FDA approval, and that motion is fully briefed and pending.
On June 29, 2023, the USPTO issued a notice of allowance regarding claims of a patent application we filed relating to PH-ILD. The claims generally cover improving exercise capacity in patients suffering from PH-ILD by inhaling treprostinil at specific dosages. We expect that the application will issue as a patent in the near term and that this patent will have an expiration date in January 2042.
The FDA granted Tyvaso three-year clinical trial exclusivity for the treatment of PH-ILD, expiring in March 2024, as a result of the INCREASE study of Tyvaso for the treatment of PH-ILD, and the expansion of the Tyvaso label to include a PH-ILD indication. This exclusivity covers both nebulized Tyvaso and Tyvaso DPI for the treatment of PH-ILD, and precludes the FDA from approving a PH-ILD indication for Yutrepia prior to the expiration of clinical trial exclusivity. On July 24, 2023, we received a Paragraph IV Certification Notice Letter from Liquidia notifying us that they had submitted an amendment to the Yutrepia NDA to include a PH-ILD indication to the FDA.
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

28	United Therapeutics, a public benefit corporation

Part I. Financial Information
Selling, General, and Administrative
Our selling, general, and administrative expenses primarily include costs associated with the commercialization of approved products and general and administrative costs to support our operations. Selling expenses also include share-based compensation, salary-related expenses, product marketing and sales operations costs, and other costs incurred to support our sales efforts. General and administrative expenses also include our core corporate support functions such as human resources, finance, and legal, and external costs to support our core business such as insurance premiums, legal fees, and other professional service fees.
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
The fair value of STAP awards and stock options is measured using inputs and assumptions under the Black-Scholes-Merton model. The fair value of restricted stock units is measured using our stock price on the date of grant. Although we no longer grant STAP awards, we had approximately 0.5 million STAP awards outstanding as of June 30, 2023. We account for STAP awards as liabilities because they are settled in cash. As such, we must re-measure the fair value of STAP awards at the end of each financial reporting period until the awards are no longer outstanding. Changes in our liability associated with outstanding STAP awards as a result of such re-measurements are recorded as adjustments to share-based compensation expense and can create substantial volatility within our operating expenses from period to period. The following factors, among others, have a significant impact on the amount of share-based compensation expense recognized in connection with STAP awards from period to period: (1) volatility in the price of our common stock (specifically, increases in the price of our common stock will generally result in an increase in our liability and related compensation expense, while decreases in our stock price will generally result in a reduction in our liability and related compensation expense); and (2) decreases in the number of outstanding awards.
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
Select Pipeline Programs

Product	Mode of Administration	Indication	Current Status STUDY NAME	Our Territory
Tyvaso (treprostinil)	Inhaled	IPF	Phase 3 TETON 1 and TETON 2 studies	Worldwide
Tyvaso (treprostinil)	Inhaled	PPF	Phase 3 TETON PPF study (planning stage)	Worldwide
Ralinepag (IP receptor agonist)	Oral	PAH	Phase 3 ADVANCE OUTCOMES study	Worldwide(1)
(1)Our rights to ralinepag are subject to an outlicense in certain Asian territories. During the first quarter of 2023, the holder of this outlicense provided notice terminating licensee’s rights to ralinepag effective during August 2023.
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
The TETON 1 and TETON 2 studies were prompted by data from the INCREASE study of nebulized Tyvaso for the treatment of PH-ILD, which demonstrated improvements in certain key parameters of lung function in pulmonary hypertension patients with fibrotic lung disease (improved absolute FVC and reduced exacerbations of underlying lung disease). Specifically, in the INCREASE study, treatment with nebulized Tyvaso resulted in significant improvements in percent predicted FVC at weeks 8 and

Quarterly Report	29

Part I. Financial Information
16, with subjects having an underlying etiology of IPF showing the greatest improvement (week 8: 2.5%; p=0.0380 and week 16: 3.5%; p=0.0147). In May 2022, data from the INCREASE open-label, long-term extension trial were presented at a medical conference, indicating that improvements in FVC were sustained for at least 64 weeks for PH-ILD patients with underlying IPF. For those patients who received placebo during the INCREASE study, marked improvements in FVC were observed following transition to nebulized Tyvaso during the open-label extension study. These data points, combined with substantial preclinical evidence of antifibrotic activity of treprostinil, suggest that Tyvaso may offer a treatment option for patients with IPF. We believe there are approximately 100,000 IPF patients in the United States.
The TETON PPF study was also prompted by data from the INCREASE study. PPF is a group of ILD conditions that exhibit progressive, self-sustaining fibrosis, and a similar disease course to IPF. PPF includes idiopathic interstitial pneumonias, autoimmune ILDs, chronic fibrosing hypersensitivity pneumonitis, and fibrotic ILDs related to environmental/occupational exposure. Due to the similarities in the mechanism of fibrosis between IPF and PPF, we anticipate that anti-fibrotic therapies will impact disease progression similarly in patients with these conditions. Therefore, based on the FVC improvements in subjects with IPF observed in the INCREASE study, we are conducting a single pivotal study, TETON PPF, to evaluate the safety and efficacy of nebulized Tyvaso for the treatment of PPF. We believe there are up to 80,000 PPF patients in the United States.
In December 2020, the FDA granted orphan designation for treprostinil to treat IPF. In March 2022, the European Medicines Agency also granted orphan designation for treprostinil to treat IPF. If the TETON studies are successful, we also plan to seek FDA approval to expand the Tyvaso DPI label to include IPF and PPF.
Ralinepag
Ralinepag is a next-generation, oral, selective, and potent prostacyclin receptor agonist that we are developing for treatment of PAH. We are enrolling ADVANCE OUTCOMES, which is a phase 3, event-driven study of ralinepag in PAH patients with a primary endpoint of time to first clinical worsening event. ADVANCE OUTCOMES is a global, multi-center, placebo-controlled trial that includes patients on approved oral background PAH therapies. During the first quarter of 2023, we discontinued a separate phase 3 study of ralinepag called ADVANCE CAPACITY, due to slow enrollment and a redirection of our internal resources toward the TETON PPF study.
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
In 2019, we entered into a collaboration agreement with the University of Alabama at Birmingham (UAB) to develop a pilot-scale, designated pathogen-free facility to house genetically-modified pigs, with a goal of commencing human clinical trials of xenotransplanted kidneys we call UKidneys™ from pigs to humans in the near term. In August 2020, UAB began to conduct operations at the facility with the first introduction of genetically modified pigs, and in March 2021, the facility received its recertification of compliance from the American Association for Accreditation of Laboratory Animal Care. We also have sponsored research agreements with Johns Hopkins University, New York University (NYU), and the University of Maryland, Baltimore to conduct preclinical testing of our porcine xenografts, which have been generating data regarding our UKidneys, UThymoKidneys™, and UHearts™.
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

30	United Therapeutics, a public benefit corporation

Part I. Financial Information
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
RemoPro
During the second quarter of 2023, we terminated the RemoPro program, which was focused on developing a prodrug form of Remodulin.
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

Platform	Enabling Technologies
Tyvaso and Tyvaso DPI (inhaled treprostinil)	TETON 1, TETON 2, and TETON PPF studies
Remodulin (parenteral treprostinil)	Next-generation Remunity system, alternative pump systems
New Chemical Entities	Ralinepag
Organ Manufacturing and Transplantation	Xenotransplantation, three-dimensional organ bioprinting, regenerative medicine, ex vivo lung perfusion
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

Quarterly Report	31

Part I. Financial Information
including competition from generic companies and the anticipated launch of new PAH therapies; (6) our ability to effectively manage our business in an increasingly complex legal and regulatory environment; (7) our ability to defend against challenges to our patents; and (8) the risks identified in Part II, Item 1A—Risk Factors, included in this Quarterly Report on Form 10-Q.
We need to construct additional facilities to support the development and commercialization of our products and technologies. We have budgeted for capital expenditures of approximately $700 million over the next three years (2023-2025). We plan to dedicate the majority of this budget to constructing a new Tyvaso DPI manufacturing facility in Research Triangle Park, North Carolina. We plan to fund these capital expenditures using cash on hand.
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
Results of Operations
Three and Six Months Ended June 30, 2023 and June 30, 2022
Revenues
The table below presents the components of total revenues (dollars in millions):

	Three Months Ended June 30,		Dollar Change	Percentage Change	Six Months Ended June 30,		Dollar Change	Percentage Change
	2023	2022			2023	2022
Net product sales:
Tyvaso(1)	$318.9	$201.0	$117.9	59%	$557.3	$373.0	$184.3	49%
Remodulin(2)	127.2	132.0	(4.8)	(4)%	248.6	263.7	(15.1)	(6)%
Orenitram	95.1	79.0	16.1	20%	183.3	161.8	21.5	13%
Unituxin	44.3	44.5	(0.2)	—%	93.4	100.1	(6.7)	(7)%
Adcirca	7.5	10.4	(2.9)	(28)%	14.8	20.2	(5.4)	(27)%
Other	3.5	—	3.5	NM(3)	6.0	10.0	(4.0)	(40)%
Total revenues	$596.5	$466.9	$129.6	28%	$1,103.4	$928.8	$174.6	19%
(1)Net product sales include both the drug product and the respective inhalation devices for both nebulized Tyvaso and Tyvaso DPI.
(2)Net product sales include sales of infusion devices, such as the Remunity Pump.
(3)Calculation is not meaningful.
Net product sales from our treprostinil-based products (Tyvaso, Remodulin, and Orenitram) grew by $129.2 million and $190.7 million for the three and six months ended June 30, 2023, respectively, as compared to the same periods in 2022.
Tyvaso net product sales for the three and six months ended June 30, 2023 increased as compared to the same periods in 2022, primarily due to an increase in quantities sold to our domestic distributors of $112.0 million and $175.0 million, respectively. $96.9 million of this growth for the three months ended June 30, 2023, and substantially all of this growth for the six months ended June 30, 2023, resulted from an increased number of patients following the commercial launch of Tyvaso DPI in June 2022 and continued patient growth following the PH-ILD expansion in March 2021. For the three months ended June 30, 2023, the remaining growth in quantities sold of $15.1 million resulted from increased inventory levels held by our distributors as they began to build their inventory to contractually-required inventory levels and in response to increased patient demand. We anticipate continued fluctuations in specialty pharmacy inventory levels as we continue to adjust production schedules and expand capacity to meet the growing demand for Tyvaso DPI.
Orenitram net product sales for the three months ended June 30, 2023 increased as compared to the same period in 2022, primarily due to an increase in quantities sold and, to a lesser extent, a price increase. For the six months ended 2023, net product sales increased as compared to the same period in 2022, primarily due to a price increase and, to a lesser extent, an increase in quantities sold.
Gross-to-Net Deductions

32	United Therapeutics, a public benefit corporation

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

	Three Months Ended June 30, 2023
	Rebates and Chargebacks	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, April 1, 2023	$79.2	$2.6	$3.0	$9.8	$94.6
Provisions attributed to sales in:
Current period	67.6	13.5	0.4	9.6	91.1
Prior periods	4.0	—	(0.4)	(0.8)	2.8
Payments or credits attributed to sales in:
Current period	(8.6)	(8.3)	—	(1.6)	(18.5)
Prior periods	(55.1)	(2.5)	(0.3)	(5.9)	(63.8)
Balance, June 30, 2023	$87.1	$5.3	$2.7	$11.1	$106.2

	Three Months Ended June 30, 2022
	Rebates and Chargebacks	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, April 1, 2022	$65.5	$3.3	$6.1	$6.9	$81.8
Provisions attributed to sales in:
Current period	47.7	10.7	—	8.3	66.7
Prior periods	(2.0)	—	—	1.1	(0.9)
Payments or credits attributed to sales in:
Current period	(4.9)	(7.3)	—	(1.5)	(13.7)
Prior periods	(35.5)	(3.2)	(0.8)	(5.0)	(44.5)
Balance, June 30, 2022	$70.8	$3.5	$5.3	$9.8	$89.4

	Six Months Ended June 30, 2023
	Rebates and Chargebacks	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, January 1, 2023	$81.3	$4.4	$3.3	$10.9	$99.9
Provisions attributed to sales in:
Current period	130.8	24.9	0.8	19.0	175.5
Prior periods	0.1	(0.1)	(1.0)	(0.9)	(1.9)
Payments or credits attributed to sales in:
Current period	(50.1)	(19.7)	—	(8.4)	(78.2)
Prior periods	(75.0)	(4.2)	(0.4)	(9.5)	(89.1)
Balance, June 30, 2023	$87.1	$5.3	$2.7	$11.1	$106.2

	Six Months Ended June 30, 2022
	Rebates and Chargebacks	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, January 1, 2022	$67.8	$3.8	$6.3	$7.9	$85.8
Provisions attributed to sales in:
Current period	93.3	20.6	—	16.6	130.5
Prior periods	(4.2)	(0.5)	—	0.5	(4.2)
Payments or credits attributed to sales in:
Current period	(30.1)	(17.2)	—	(6.8)	(54.1)
Prior periods	(56.0)	(3.2)	(1.0)	(8.4)	(68.6)
Balance, June 30, 2022	$70.8	$3.5	$5.3	$9.8	$89.4
Cost of Sales

Quarterly Report	33

Part I. Financial Information
The table below summarizes cost of sales by major category (dollars in millions):

	Three Months Ended June 30,		Dollar Change	Percentage Change	Six Months Ended June 30,		Dollar Change	Percentage Change
	2023	2022			2023	2022
Category:
Cost of sales	$63.2	$27.1	$36.1	133%	$115.9	$53.7	$62.2	116%
Share-based compensation expense(1)	0.9	2.6	(1.7)	(65)%	0.5	1.9	(1.4)	(74)%
Total cost of sales	$64.1	$29.7	$34.4	116%	$116.4	$55.6	$60.8	109%
(1)Refer to Share-Based Compensation section below for discussion.
Cost of sales, excluding share-based compensation. Cost of sales for the three and six months ended June 30, 2023 increased as compared to the same periods in 2022, primarily due to an increase in Tyvaso DPI royalty expense and product costs, following the commercial launch of the product in June 2022.
Research and Development
The table below summarizes the nature of research and development expense by major expense category (dollars in millions):

	Three Months Ended June 30,		Dollar Change	Percentage Change	Six Months Ended June 30,		Dollar Change	Percentage Change
	2023	2022			2023	2022
Category:
External research and development(1)	$49.3	$43.9	$5.4	12%	$94.4	$84.5	$9.9	12%
Internal research and development(2)	34.7	34.9	(0.2)	(1)%	69.1	66.9	2.2	3%
Share-based compensation expense(3)	5.0	14.4	(9.4)	(65)%	6.3	10.8	(4.5)	(42)%
Impairments(4)	—	—	—	—%	—	—	—	—%
Other(5)	—	0.7	(0.7)	(100)%	2.1	0.7	1.4	200%
Total research and development expense	$89.0	$93.9	$(4.9)	(5)%	$171.9	$162.9	$9.0	6%

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
(4)Impairments primarily includes impairment charges to write down the carrying value of in-process research and development and of certain property, plant, and equipment as a result of research and development activities. There were no impairment charges during the three and six months ended June 30, 2023 and June 30, 2022.
(5)Other primarily includes upfront fees and milestone payments to third parties under license agreements related to development-stage products and adjustments to the fair value of our contingent consideration obligations.
Research and development expense, excluding share-based compensation. Research and development expense for the three and six months ended June 30, 2023 increased as compared to the same periods in 2022, primarily due to: (1) increased expenditures related to the TETON 1 and TETON 2 clinical studies of nebulized Tyvaso in patients with IPF; and (2) increased expenditures related to ralinepag clinical studies; partially offset by a decrease in Tyvaso DPI research and development costs following FDA approval of the product in May 2022.

34	United Therapeutics, a public benefit corporation

Part I. Financial Information
Selling, General, and Administrative
The table below summarizes selling, general, and administrative expense by major category (dollars in millions):

	Three Months Ended June 30,		Dollar Change	Percentage Change	Six Months Ended June 30,		Dollar Change	Percentage Change
	2023	2022			2023	2022
Category:
General and administrative	$102.0	$76.9	$25.1	33%	$185.7	$158.2	$27.5	17%
Sales and marketing	20.1	16.1	4.0	25%	37.0	30.6	6.4	21%
Share-based compensation expense (benefit)(1)	7.9	48.5	(40.6)	(84)%	(5.4)	31.7	(37.1)	(117)%
Total selling, general, and administrative expense	$130.0	$141.5	$(11.5)	(8)%	$217.3	$220.5	$(3.2)	(1)%
(1)Refer to Share-Based Compensation below for discussion.
General and administrative, excluding share-based compensation. General and administrative expense for the three and six months ended June 30, 2023 increased as compared to the same periods in 2022, primarily due to: (1) an increase in sponsorships and grants; (2) an increase in personnel expense due to growth in headcount; (3) an increase in branded prescription drug fee expense associated with sales of Tyvaso; and (4) an impairment charge related to property, plant, and equipment; partially offset by decreased expenditures for legal services.
Share-Based Compensation
The table below summarizes share-based compensation expense by major category (dollars in millions):

	Three Months Ended June 30,		Dollar Change	Percentage Change	Six Months Ended June 30,		Dollar Change	Percentage Change
	2023	2022			2023	2022
Category:
Stock options	$1.6	$5.6	$(4.0)	(71)%	$6.5	$11.1	$(4.6)	(41)%
Restricted stock units	13.6	7.4	6.2	84%	25.8	13.7	12.1	88%
STAP awards	(1.9)	52.1	(54.0)	(104)%	(31.9)	18.7	(50.6)	(271)%
Employee stock purchase plan	0.5	0.4	0.1	25%	1.0	0.9	0.1	11%
Total share-based compensation expense	$13.8	$65.5	$(51.7)	(79)%	$1.4	$44.4	$(43.0)	(97)%
The table below summarizes share-based compensation expense by line item in our consolidated statements of operations (dollars in millions):

	Three Months Ended June 30,		Dollar Change	Percentage Change	Six Months Ended June 30,		Dollar Change	Percentage Change
	2023	2022			2023	2022
Cost of sales	$0.9	$2.6	$(1.7)	(65)%	$0.5	$1.9	$(1.4)	(74)%
Research and development	5.0	14.4	(9.4)	(65)%	6.3	10.8	(4.5)	(42)%
Selling, general, and administrative	7.9	48.5	(40.6)	(84)%	(5.4)	31.7	(37.1)	(117)%
Total share-based compensation expense	$13.8	$65.5	$(51.7)	(79)%	$1.4	$44.4	$(43.0)	(97)%
The decrease in share-based compensation expense for the three and six months ended June 30, 2023, as compared to the same periods in 2022, was primarily due to an increase in STAP benefit driven by a one percent decrease in our stock price for the three months ended June 30, 2023, as compared to a 31 percent increase in our stock price for the same period in 2022 and a 21 percent decrease in our stock price for the six months ended June 30, 2023, as compared to a nine percent increase in our stock price for the same period in 2022. For more information, refer to Note 8—Share-Based Compensation to our consolidated financial statements.

Quarterly Report	35

Part I. Financial Information
Other Expense, Net
The changes in other expense, net for the three and six months ended June 30, 2023, as compared to the same periods in 2022, were primarily due to net unrealized losses on equity securities. Refer to Note 3—Investments and Note 4—Fair Value Measurements to our consolidated financial statements.
Income Tax Expense
Income tax expense for the six months ended June 30, 2023 and 2022 was $127.0 million and $103.4 million, respectively. Our effective income tax rate (ETR) for the six months ended June 30, 2023 and 2022 was 20 percent and 23 percent, respectively. Our ETR for the six months ended June 30, 2023 decreased compared to our ETR for the six months ended June 30, 2022 primarily due to increased excess tax benefits from share-based compensation, partially offset by an increase in the reserve for uncertain tax positions.
Financial Condition, Liquidity, and Capital Resources
We have funded our operations principally through sales of our commercial products and, from time-to-time, third-party financing arrangements. We believe that our current sources of liquidity are sufficient to fund ongoing operations and future business plans as we expect aggregate growth in revenues from our commercial products. Furthermore, our customer base remains stable and we believe that it presents minimal credit risk. However, any projections of future cash flows are inherently subject to uncertainty and we may seek other forms of financing. In March 2022, we entered into a credit agreement (the Credit Agreement), which provides for unsecured revolving credit facilities of up to $2.0 billion in the aggregate. Our aggregate outstanding balance under the Credit Agreement, which matures in 2028, was $800.0 million and classified as a non-current liability in our consolidated balance sheets as of June 30, 2023.
Cash and Cash Equivalents and Marketable Investments
Cash and cash equivalents and marketable investments comprise the following (dollars in millions):

	June 30, 2023	December 31, 2022	Dollar Change	Percentage Change
Cash and cash equivalents	$1,067.3	$961.2	$106.1	11%
Marketable investments—current	1,611.7	1,877.5	(265.8)	(14)%
Marketable investments—non-current	2,023.6	1,316.2	707.4	54%
Total cash and cash equivalents and marketable investments	$4,702.6	$4,154.9	$547.7	13%
Cash Flows
Cash flows comprise the following (dollars in millions):

	Six Months Ended June 30,		Dollar Change	Percentage Change
	2023	2022
Net cash provided by operating activities	$481.1	$415.7	$65.4	16%
Net cash used in investing activities	$(448.3)	$(528.2)	$79.9	15%
Net cash provided by financing activities	$73.3	$12.9	$60.4	468%
Operating Activities
Our operating assets and liabilities consist primarily of accounts receivable, inventories, accounts payable, accrued expenses, liabilities for our STAP awards, and tax-related payables and receivables.
The increase of $65.4 million in net cash provided by operating activities for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, was primarily due to changes in other assets and liabilities.
Investing Activities
The decrease of $79.9 million in net cash used in investing activities for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, was primarily due to a $139.1 million decrease in cash used for total purchases, sales, and maturities of marketable investments; partially offset by: (1) a $55.5 million increase in cash paid to purchase property, plant, and equipment; and (2) $3.7 million in deposits.

36	United Therapeutics, a public benefit corporation

Part I. Financial Information
Financing Activities
The increase of $60.4 million in net cash provided by financing activities for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, was primarily due to: (1) a $57.9 million increase in proceeds from the exercise of stock options; and (2) a $4.8 million decrease in payments of debt issuance costs related to the Credit Agreement.
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
Item 4. Controls and Procedures
Based on their evaluation, as of June 30, 2023, our Chairperson and Chief Executive Officer and our Chief Financial Officer and Treasurer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, summarized, processed, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chairperson and Chief Executive Officer and our Chief Financial Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

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
Sales of our treprostinil-based therapies — Tyvaso, Tyvaso DPI, Remodulin, and Orenitram — comprise the vast majority of our revenues. Substantially decreased sales of any of these products could have a material adverse impact on our operations. A wide variety of events, such as withdrawal of regulatory approvals or substantial changes in prescribing practices or dosing patterns, many of which are described in other risk factors below, could cause sales of these products to materially decline, or to grow more slowly than expected. Our net revenues could also be negatively impacted by pricing pressure as a result of competitive challenges, the IRA, and other drug price reduction initiatives. The current and expected availability of generic versions of our products has decreased, and may continue to decrease, our revenues. The approval of new therapies may negatively impact sales of our current and potential new products. Sales may decrease if any third party that manufactures, markets, distributes, or sells our commercial products cannot do so satisfactorily, or we cannot manage our internal manufacturing processes. Finally, if demand for Tyvaso DPI does not meet our expectations, the revenue opportunity for our treprostinil products could be significantly lower than we expect.
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
Our clinical trials have been and in the future may be discontinued, delayed, canceled, or disqualified for various reasons, including: (1) pandemics such as the COVID-19 pandemic, which initially caused us to suspend enrollment of most of our clinical studies; (2) the drug is unsafe or ineffective, or physicians and/or patients believe that the drug is unsafe or ineffective, or that other therapies are safer, more effective, better tolerated, or more convenient; (3) patients do not enroll in or complete clinical trials at the rate we expect; (4) we, or clinical trial sites or other third parties do not adhere to trial protocols and required quality controls under good clinical practices (GCP) regulations and similar regulations outside the United States; (5) patients experience severe side effects during treatment or die during our trials because of adverse events; and (6) the results of clinical trials conducted in a particular country are not acceptable to regulators in other countries.
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

Part II. Other Information
Numerous treatments currently compete with our commercial therapies. For example, for treatment of PAH, we compete with over fifteen branded and generic drugs. Sales of a generic version of Adcirca launched in August 2018 have had a material adverse impact on our sales of Adcirca. The availability of generic versions of Remodulin in the United States could materially impact our revenues, and generic competition has materially impacted our Remodulin revenues outside the United States. Our competitors are also developing new products that may compete with ours. For example, Liquidia and Merck are developing Yutrepia and sotatercept, respectively, which if successful would compete with our treprostinil-based products. There are also two therapies approved for the treatment of IPF, and a significant number of additional therapies being developed for the treatment of IPF, which would compete with Tyvaso and Tyvaso DPI if they are ultimately approved for that indication.
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
We must be able to manufacture sufficient quantities of our commercial products to satisfy demand. We manufacture Remodulin, Orenitram, nebulized Tyvaso, and Unituxin, including the active ingredient in each of these products, at our own facilities and rely on third parties for additional manufacturing capacity for Remodulin and Tyvaso. We rely entirely on MannKind Corporation (MannKind) to manufacture Tyvaso DPI, Minnetronix Inc. to manufacture the Tyvaso Inhalation System for nebulized Tyvaso, various third parties to manufacture the monthly disposable device accessories for the Tyvaso Inhalation System, and DEKA Research and Development Corp. (DEKA) to manufacture the Remunity Pump for Remodulin, and we rely on a variety of other third-party sole manufacturers for certain elements of our commercial and development-stage products, as detailed under the risk factor below entitled, We rely in part on third parties to perform activities that are critical to our business. If any of our internal or third-party manufacturing and supply arrangements are interrupted for compliance issues, issues related to pandemics, or other reasons, we may not have sufficient inventory to meet future demand. Changes in suppliers and/or service providers could interrupt the manufacturing of our commercial products and impede the progress of our commercial launch plans and clinical trials.
Our internal manufacturing process subjects us to risks as we engage in increasingly complex manufacturing processes. We manufacture our entire supply of Orenitram and Unituxin without an FDA-approved back-up manufacturing site, and do not plan to engage a third party to manufacture these products. Our long-term organ manufacturing programs will involve exceptionally complicated manufacturing processes, many of which have never been attempted on a clinical or commercial scale. It will take substantial time and resources to develop and implement such manufacturing processes, and we may never be able to do so successfully. Additional risks of our manufacturing strategy include the following:

Quarterly Report	39

Part II. Other Information
•We, our third-party manufacturers, and other third parties involved in the manufacturing process, such as third parties that operate testing and storage facilities, are subject to the current good manufacturing practices regulations of the FDA and its international counterparts, current good tissue practices, and similar international regulatory standards, and other quality standards related to device manufacturing. Our ability to exercise control over regulatory compliance by our third-party manufacturers is limited.
•We believe we and our third-party manufacturers need to increase manufacturing capacity by constructing new facilities, and/or expanding existing facilities, in order to meet expected demand for our products. These efforts are often costly and time-consuming, and are required to meet rigorous regulatory requirements. For example, we are approaching the limit of our current manufacturing capacity for Tyvaso DPI, as a result of the higher-than-expected demand for Tyvaso DPI. We are engaged in significant efforts to expand MannKind’s capacity to manufacture Tyvaso DPI in the near term, at our expense. Longer-term, we also plan to construct our own facility to manufacture Tyvaso DPI. While we believe these plans will enable us to satisfy expected demand, these efforts could be unsuccessful or take longer or cost more than we anticipate, due to a variety of factors. If these plans are not successfully and timely implemented, we could be unable to meet the demand for Tyvaso DPI, which would negatively impact our Tyvaso DPI revenues.
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
•Regulatory agencies may not be able to timely inspect our facilities, or those of our third-party manufacturers, which could result in delays in obtaining necessary regulatory approvals for our products.
•We may be unable to contract with needed manufacturers on satisfactory terms or at all.
•The supply of materials and components necessary to manufacture and package our products may become scarce or unavailable, which could delay the manufacturing and subsequent sale of such products. For example, supply disruptions caused by COVID-19 impacted DEKA’s ability to secure certain components and raw materials necessary to manufacture sufficient quantities of Remunity Pumps and accessories, delaying our ability to commence commercial sales, and ongoing global semiconductor supply disruptions could impact our third-party manufacturers’ ability to secure semiconductor chips necessary to manufacture sufficient quantities of devices required to administer Tyvaso and Remodulin, which would have a material impact on our operations. Products manufactured with substituted materials or components must be approved by the FDA and applicable international regulatory agencies before they can be sold.
•Our business partners who manufacture the devices used to administer our inhaled and infused therapies are subject to medical device requirements of the FDA and its international counterparts. Any non-compliance, recall, or enforcement action issued against them could adversely impact our sales and operations.
•The infrastructure of our internal manufacturing facilities, along with certain facilities of our third-party manufacturers, is aging. These facilities have highly sophisticated and complex utility systems. If any of these systems require long-term repair or replacement, the impacted facility may not be able to manufacture product for a substantial period of time.
•We and our third-party manufacturers rely upon local municipalities to supply our facilities with clean water, which is processed into high purity water and used as a key ingredient for several of our commercial drug products. If local municipalities are unable to supply water that meets relevant quality standards, we and our third-party manufacturers may be unable to manufacture these products until such a situation is remediated.
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

40	United Therapeutics, a public benefit corporation

Part II. Other Information
We rely in part on third parties to perform activities that are critical to our business.
Third parties assist us in activities critical to our operations, such as: (1) manufacturing our clinical and commercial products; (2) conducting clinical trials, preclinical studies, and other research and development activities; (3) obtaining regulatory approvals; (4) conducting pharmacovigilance and product complaint activities, including drug safety, reporting adverse events, and handling product complaints; (5) obtaining medical device clearances and approvals for the devices used to administer our drugs; and (6) marketing and distributing our products. Any disruption in the ability of third parties to continue to perform these critical activities could materially adversely impact our business and results of operations. Any change in service providers could interrupt the manufacture and distribution of our products and services, and impede the progress of our clinical trials, commercial launch plans, and related revenues.
We rely on various distributors to market, distribute, and sell our commercial products. If they are unsuccessful in, or reduce or discontinue, their sales efforts, our revenues may decline materially. Outside the United States, we rely substantially on our international distributors to obtain and maintain regulatory approvals for our products and to market and sell our products in compliance with applicable laws and regulations. In the United States, we derive substantially all of our treprostinil-based revenues from sales to two distributors, Accredo and CVS Specialty. If either of these two distributors places significantly larger or smaller orders in a given time period, our revenues can be materially impacted in a way that does not reflect patient demand.
We rely entirely on third parties to supply pumps and other supplies necessary to administer Remodulin. There are a limited number of pumps available in the market, and the discontinuation of any particular pump could have a material, adverse impact on our Remodulin revenues if a viable supply of an alternate pump is not available. Smiths Medical discontinued manufacturing the MS-3 system used to administer subcutaneous Remodulin, and specialty pharmacy distributors informed us that supplies of MS-3 pumps are nearly exhausted. Smiths Medical has also discontinued manufacturing and distribution of the CADD Legacy system used to administer intravenous Remodulin. Historically, these were the pumps primarily used to administer Remodulin to patients in the United States. In 2021, we launched the Remunity Pump to administer subcutaneous Remodulin, and Smiths Medical made an alternative pump, the CADD Solis, available for intravenous Remodulin. In June 2023, our third-party contract manufacturer, Gilero, LLC (Gilero), obtained FDA clearance for a cartridge to be used with the MS-3 pump for subcutaneous infusion of Remodulin. This clearance will enable us to help ensure continuity of cartridge supplies to existing patients using the MS-3 pump. We are also engaged in further efforts to develop alternative pumps to administer Remodulin. However, if these alternative systems are not seen as adequate substitutes, or are not developed on a timely basis, our sales of Remodulin could be materially, adversely impacted.
Lilly manufactures and supplies Adcirca for us. We use Lilly’s pharmaceutical wholesaler network to distribute Adcirca. If Lilly is unable to manufacture or supply Adcirca or its distribution network is disrupted, it could delay, disrupt, or prevent us from selling Adcirca. We rely entirely on Minnetronix Inc. as the sole manufacturer of the Tyvaso Inhalation System. As Tyvaso is a drug-device combination, we cannot sell nebulized Tyvaso without the Tyvaso Inhalation System. We also rely on various third parties to supply the monthly disposable device accessories that are used with the Tyvaso Inhalation System to administer Tyvaso.
We rely entirely on MannKind to manufacture Tyvaso DPI for us. If MannKind is unable to manufacture Tyvaso DPI in sufficient quantities for us for any reason, our commercial sales of Tyvaso DPI could be materially and adversely impacted.
We rely entirely on DEKA and its affiliates for the manufacture of the Remunity Pump for Remodulin. Finally, we also rely on various sole-source suppliers for manufacturing activities related to ralinepag and other pumps we are developing for Remodulin. We also rely entirely on Gilero to manufacture cartridges that were recently FDA-cleared for use with the MS-3 pump to administer Remodulin. For a further discussion of risks created by the use of third-party contract manufacturers, see the risk factor above entitled, Our manufacturing strategy exposes us to significant risks.
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
Reports of side effects and adverse events associated with our products could affect a physician’s decision to prescribe or a patient’s willingness to use our products, which may have a significant adverse impact on sales of our products. An example of a known risk associated with the pump system used for intravenous Remodulin is sepsis, which is a serious and potentially life-threatening infection of the bloodstream caused by a wide variety of bacteria. In addition, Unituxin is associated with severe side effects, and its label contains a boxed warning related to potential infusion reactions and neurotoxicity. We are required to report certain adverse events to the FDA and its international counterparts. Development of new products, and new formulations and indications for existing products, could result in new side effects and adverse events which may be serious in nature. If the use of our products harms patients or is perceived to harm patients, regulatory approvals could be revoked or otherwise negatively impacted.

Quarterly Report	41

Part II. Other Information
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
Members of our management team, including our founder, Chairperson and Chief Executive Officer, Dr. Martine Rothblatt, play a critical role in defining our business strategy and maintaining our corporate culture. The loss of the services and leadership of Dr. Rothblatt or any other members of our senior management team could have an adverse effect on our business. We do not maintain key person life insurance on our senior management team members. Failure to identify, hire, and retain suitable successors for members of our senior management team and to transfer knowledge effectively could impede the achievement of our business objectives. Our future success also depends on our ability to attract and retain qualified scientific and technical personnel. Competition for such personnel in our industries is intense. If we fail to attract and retain such employees, we may not be successful in developing and commercializing new therapies.
Risks Related to Legal Compliance
We must comply with extensive laws and regulations in the United States and other countries. Failure to obtain approvals on a timely basis or to comply with these requirements could delay, disrupt, or prevent commercialization of our products.
The products we develop must be approved for marketing and sale by regulatory agencies. Our research and development efforts must comply with extensive regulations, including those promulgated by the FDA, the U.S. Department of Agriculture, and their international counterparts. The process of obtaining and maintaining regulatory approvals for new drugs, biologics, and medical devices is lengthy, expensive, and uncertain. The regulatory approval process is particularly uncertain for our transplantation programs, which include the development of xenotransplantation, regenerative medicine, 3-D organ bioprinting, and cell-based products. Once approved, the manufacture, distribution, advertising, and marketing of our products are subject to extensive regulation, including requirements related to product labeling, pharmacovigilance and adverse event and medical device reporting, complaint processing, storage, distribution, and record-keeping. Our product candidates have in the past and may in the future fail to receive regulatory approval. If granted, product approvals can be conditioned on the completion of post-marketing clinical studies, accompanied by significant restrictions on the use or marketing of a given product and withdrawn for failure to comply with regulatory requirements, such as post-marketing requirements and post-marketing commitments, or upon the occurrence of adverse events subsequent to commercial introduction. Our ability to obtain regulatory approvals for our products has been, and in the future may be, materially impacted by the outcome and quality of our clinical trials and other data submitted to regulators, as well as the quality of our manufacturing operations and those of our third-party contract manufacturers and contract laboratories. In addition, third parties may submit citizen petitions to the FDA seeking to delay approval of, or impose additional approval conditions for, our products. If successful, citizen petitions can significantly delay, or even prevent, the approval of our products. For example, a third party submitted a citizen petition to the FDA requesting that the FDA refuse to approve Tyvaso DPI, and/or impose additional requirements in order to approve the product. While the petition was denied by the FDA, it delayed FDA approval of our NDA for Tyvaso DPI.
Regulatory approval for our currently marketed products is limited by the FDA and other regulators to those specific indications and conditions for which clinical safety and efficacy have been demonstrated.
Any regulatory approval of our products is limited to specific diseases and indications for which our products have been deemed safe and effective. Regulatory approval is also required for new formulations and new indications for an approved product. While physicians may prescribe drugs for uses that are not described in the product’s labeling and for uses that differ from those approved by regulatory authorities (called “off-label” uses), our ability to promote our products is limited to those indications that are specifically approved by the FDA and its international counterparts. Failure to follow applicable rules and guidelines related to promotion and advertising can result in the adverse regulatory actions by the FDA and its international counterparts — such as refusal to approve a product, suspension or withdrawal of an approved product from the market — product recalls, enforcement action, civil lawsuits, or criminal prosecution.

42	United Therapeutics, a public benefit corporation

Part II. Other Information
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
On August 16, 2022, President Biden signed the IRA into law. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the PPACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Medicare Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. The impact of the IRA on the pharmaceutical industry cannot yet be fully determined but it is likely to be significant.
Orenitram and Tyvaso DPI are both reimbursed under Medicare Part D, and the reimbursement amount will be impacted by the IRA discounting program that will replace the coverage gap discount program in 2025. We anticipate paying increased rebates for Part D utilization of Tyvaso DPI and Orenitram under the new program, principally as a result of the requirement that manufacturers pay a 20 percent rebate on Part D drugs in the so-called “catastrophic phase” (the phase after the patient incurs costs above the initial phase out-of-pocket threshold, which will be $2,000 beginning in 2025). The higher Part D rebates will have an industry-wide impact on the cost of Part D drugs, including Tyvaso DPI and Orenitram. This impact could be offset by an increase in the number of patients able to afford Orenitram and Tyvaso DPI, but the amount of offset, if any, is inherently uncertain and difficult to predict.

Quarterly Report	43

Part II. Other Information
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

44	United Therapeutics, a public benefit corporation

Part II. Other Information
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
We and certain other manufacturers initiated litigation challenging the Advisory Opinion and HRSA’s position on contract pharmacies generally. HHS subsequently withdrew the Advisory Opinion, but HRSA issued letters to manufacturers, including us, threatening enforcement action if the manufacturers do not abandon their 340B contract pharmacy policies. We filed suit against HHS and HRSA in June 2021 in the U.S. District Court for the District of Columbia. In September 2021, HRSA sent to us, along with the other manufacturers challenging HRSA’s 340B interpretation, letters stating that HRSA was referring this issue to the OIG for potential enforcement action. We have not had any communication from the OIG regarding our 340B contract pharmacy policy. In November 2021, the court granted our motion for summary judgment, ruling that the letters threatening enforcement action “contain legal reasoning that rests upon an erroneous reading of Section 340B.” HRSA has appealed, and the appellate court’s decision is pending.
If HRSA prevails on appeal or develops a new theory of liability, we may face enforcement action or penalties as well as adverse publicity. Such an outcome may also prompt other parties to challenge our policies. We expect the compliance of policies like ours will continue to be litigated. We may also face enforcement action under the laws of certain states that are seeking to impose their own 340B requirements. If we are unable to curb the proliferation of abuses caused by 340B contract pharmacies, we could see increased sales at 340B ceiling prices, which could have a material adverse impact on our revenues.
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

Quarterly Report	45

Part II. Other Information
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

46	United Therapeutics, a public benefit corporation

Part II. Other Information
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
We are increasingly dependent on information technology systems and infrastructure, much of which is outsourced to third parties including in “cloud” based platforms. We collect, store, and use sensitive or confidential data, including intellectual property, our proprietary business information and that of our suppliers, customers, and business partners, and personally identifiable information. The secure maintenance of this information by us, and by third parties who have access to our confidential information, is critical to our operations and business strategy. We are subject to laws and regulations in the United States and abroad, such as the Health Insurance Portability and Accountability Act of 1996 and European Union regulations related to data privacy, which require us to protect the privacy and security of certain types of information. Our information technology and infrastructure may be vulnerable to attacks by hackers, breached due to employee error, malfeasance, or other disruptions, or subject to system failures. Because the techniques used to obtain unauthorized access, disable, or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or implement adequate preventive measures. Any breaches or failures could compromise sensitive and confidential information stored on our networks or those of third parties and expose such information to public disclosure, loss, or theft. Any actual or alleged unauthorized access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, disruption of our operations, and damage to our reputation, any of which could adversely affect our business, financial condition, or results of operations. Costs we may incur as a result of any of the foregoing, could adversely affect our business, financial condition, or results of operations.
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

Quarterly Report	47

Part II. Other Information
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
We maintain a portfolio of investments that includes: (1) corporate debt securities; (2) strategic investments in publicly-traded equity securities; and (3) strategic equity investments in privately-held companies. These investments are subject to general economic conditions, volatility in the financial marketplace, market- and industry-wide dynamics, changes in interest rates, industry- and company-specific developments impacting the business, prospects, and credit ratings of the issuer of the securities, and other factors, each of which has affected, and may in the future affect, the income that we receive from our investments, the net realizable value of our investments, and our ability to sell them. These factors have caused, and could in the future cause, us to: (a) experience a decline in our investment income; (b) record impairment charges to reduce the carrying value of our investment portfolio; or (c) sell investments for less than our acquisition cost; each of which in turn could negatively impact our liquidity and our earnings. Our efforts to mitigate these risks through diversification of our investments and monitoring of our portfolio’s overall risk profile may not be successful and the value of our investments may decline. The privately-held companies we have invested in may be particularly susceptible to the factors described above as these companies are typically in the early stages of developing technologies or products that may never materialize, which could result in a loss of all or a substantial part of our investment in these companies.
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
•announcements regarding litigation matters, including our ongoing litigation with Liquidia, among others;
•announcements regarding our efforts to obtain regulatory approval of, and to launch commercial sales of, new products;
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
•substantial sales of our common stock by us or our existing shareholders, or concerns that such sales may occur;
•future issuances of common stock by us or other activity which could be viewed as being dilutive to our shareholders;
•rumors or incorrect statements by investors and/or analysts concerning our company, our products, or our operations;

48	United Therapeutics, a public benefit corporation

Part II. Other Information
•failures or delays in our efforts to obtain or maintain domestic or international regulatory approvals;
•discovery of previously unknown problems with our marketed products, or problems with our manufacturing, regulatory, compliance, promotional, marketing, or sales activities that result in regulatory penalties or restrictions on our products, up to the withdrawal of our products from the market; and
•accumulation of significant short positions in our common stock by hedge funds or other investors or the significant accumulation of our common stock by hedge funds or other institutional investors with investment strategies that may lead to short-term holdings.
Provisions of Delaware law, our charter, bylaws and employment and license agreements, among other things, could prevent or delay a change of control or change in management that may be beneficial to our public shareholders.
Certain provisions of Delaware law, our restated certificate of incorporation, and our ninth amended and restated bylaws may prevent, delay, or discourage a merger, tender offer, or proxy contest; the assumption of control by a holder of a large block of our securities; and/or the replacement or removal of current management by our shareholders. For example, as a result of our conversion to a PBC, our Board is required to consider and balance the financial interests of shareholders, the interests of stakeholders materially affected by our conduct, and the pursuit of our specific public benefit purpose when evaluating takeover offers. This requirement of Delaware law may make our company a less attractive takeover target than a traditional for-profit corporation.
Non-competition and all other restrictive covenants in most of our employment agreements will terminate upon a change of control that is not approved by our Board. Similarly, a change of control, under certain circumstances, could accelerate the vesting of outstanding stock options, and restricted stock units. Any increase in our stock price resulting from the announcement of a change of control, and our broad-based change of control severance program, under which our employees may be entitled to severance benefits if they are terminated without cause (or they terminate their employment for good reason) following a change of control, could make an acquisition of our company significantly more expensive to the purchaser.
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
Our exclusive forum bylaw may limit our shareholders’ ability to bring a claim in a forum that they find favorable for disputes with us or our directors, officers, or other employees.
Our bylaws provide that, to the fullest extent permitted by law, unless we agree in writing to an alternative forum, (1) the Delaware Court of Chancery (or, if such court does not have, or declines to accept, jurisdiction, another state court or a federal court located in Delaware) will be the exclusive forum for any complaint asserting any internal corporate claims, including claims in the right of the corporation based upon a violation of a duty by a current or former director, officer, employee, or stockholder in such capacity, or as to which the Delaware General Corporation Law confers jurisdiction upon the Court of Chancery, and (2) the federal district courts will be the exclusive forum for any complaint asserting a cause of action arising under the Securities Act of 1933, as amended. The choice of forum provision may limit our shareholders’ ability to bring a claim in a forum that they find favorable for disputes with us or our directors, officers, or other employees, and may discourage such lawsuits. There is uncertainty as to whether a court would enforce this provision. If a court ruled the choice of forum provision was inapplicable or unenforceable in an action, we may incur additional costs to resolve such action in other jurisdictions. Our choice of forum provision is intended to apply to the fullest extent permitted by law to the above-specified types of actions and proceedings, including any derivative actions asserting claims under state law or the federal securities laws. Our shareholders will not be deemed, by operation of the choice of forum provision, to have waived our obligation to comply with all applicable federal securities laws and the rules and regulations thereunder.
In 2021, we converted to a Delaware PBC. Conversion may not result in the benefits that we anticipate, requires our directors to balance the interest of shareholders with other interests, and may subject us to additional litigation and other risks.
In 2021, we converted to a PBC following shareholder approval of the conversion. While our Board believes that our conversion to a PBC is in the best interest of shareholders, our status as a PBC may not result in the benefits that we anticipate. For example, we may not be able to achieve our public benefit purpose or realize the expected positive impacts from being a PBC.
One of the primary distinctions between a PBC and a traditional Delaware for-profit corporation is that, in making decisions, the directors of a PBC have an obligation to balance the financial interests of shareholders, the interests of stakeholders materially

Quarterly Report	49

Part II. Other Information
affected by the PBC’s conduct, and the pursuit of the corporation’s specific public benefit purpose. The application of this balancing obligation may allow our directors to make decisions that they could not have made pursuant to the fiduciary duties applicable prior to PBC conversion. There is no guarantee that our Board will resolve conflicts among the financial interests of our shareholders, our public benefit purpose, or stakeholders materially affected by our conduct, in favor of our shareholders’ financial interests. For instance, in a sale of control transaction, our Board would be required to consider and balance the factors listed above and might choose to accept an offer that does not maximize short-term shareholder value due to its consideration of other factors. This requirement of Delaware law may make our company a less attractive takeover target than a traditional for-profit corporation.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the six months ended June 30, 2023, we did not (1) repurchase any of our outstanding equity securities; or (2) sell any of our equity securities in transactions that were not registered under the Securities Act of 1933, as amended.
Item 5. Other Information
(c)    Trading Plans
During the three months ended June 30, 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

50	United Therapeutics, a public benefit corporation

Part II. Other Information
Item 6. Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed October 1, 2021
3.2	Tenth Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed April 21, 2023
4.1	Reference is made to Exhibits 3.1 and 3.2
10.1	United Therapeutics Corporation Amended and Restated 2015 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 28, 2023
10.2*	Fourth Amendment to Specialty Pharmacy Network Agreement, dated as of May 15, 2023, between the Registrant and Accredo Health Group, Inc.
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed with the SEC on August 2, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) our Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022; (2) our Consolidated Statements of Operations for the three- and six-month periods ended June 30, 2023 and 2022; (3) our Consolidated Statements of Comprehensive Income for the three- and six-month periods ended June 30, 2023 and 2022; (4) our Consolidated Statements of Stockholders’ Equity for the three- and six-month periods ended June 30, 2023 and 2022; (5) our Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2023 and 2022; and (6) the Notes to our Consolidated Financial Statements.

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

UNITED THERAPEUTICS CORPORATION

August 2, 2023	By:	/s/ MARTINE ROTHBLATT
Martine Rothblatt, Ph.D.
	Title:	Chairperson and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ JAMES C. EDGEMOND
James C. Edgemond
	Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

52	United Therapeutics, a public benefit corporation