Form 10-Q
period 2023-09-30
UNITED THERAPEUTICS Corp
filed 2023-11-01
CIK 1082554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2023
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☒
The number of shares outstanding of the issuer’s common stock, par value $.01 per share, as of October 25, 2023 was 46,993,601.

2	United Therapeutics, a public benefit corporation

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Consolidated Balance Sheets
(In millions, except share data)

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,107.7	$961.2
Marketable investments	1,767.8	1,877.5
Accounts receivable, no allowance for 2023 and 2022	258.6	220.4
Inventories, net	104.3	102.0
Other current assets	220.5	219.2
Total current assets	3,458.9	3,380.3
Marketable investments	2,060.8	1,316.2
Goodwill and other intangible assets, net	44.4	44.5
Property, plant, and equipment, net	992.2	861.5
Deferred tax assets, net	325.6	327.7
Other non-current assets	141.7	114.3
Total assets	$7,023.6	$6,044.5
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$333.4	$229.9
Line of credit (current)	300.0	—
Share tracking awards plan	40.6	80.8
Other current liabilities	70.1	32.5
Total current liabilities	744.1	343.2
Line of credit (non-current)	500.0	800.0
Other non-current liabilities	67.4	104.6
Total liabilities	1,311.5	1,247.8
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01, 10,000,000 shares authorized, no shares issued	—	—
Common stock, par value $.01, 245,000,000 shares authorized, 73,600,427 and 72,651,280 shares issued, and 46,981,211 and 46,032,064 shares outstanding as of September 30, 2023 and December 31, 2022, respectively	0.7	0.7
Additional paid-in capital	2,524.3	2,388.4
Accumulated other comprehensive loss	(43.7)	(55.5)
Treasury stock, 26,619,216 shares as of September 30, 2023 and December 31, 2022	(2,579.2)	(2,579.2)
Retained earnings	5,810.0	5,042.3
Total stockholders’ equity	5,712.1	4,796.7
Total liabilities and stockholders’ equity	$7,023.6	$6,044.5

See accompanying notes to consolidated financial statements.

Quarterly Report	3

Part I. Financial Information
Consolidated Statements of Operations
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Unaudited)		(Unaudited)
Total revenues	$609.4	$516.0	$1,712.8	$1,444.8
Operating expenses:
Cost of sales	70.1	37.2	186.5	92.8
Research and development	84.7	66.1	256.6	229.0
Selling, general, and administrative	127.6	98.4	344.9	318.9
Total operating expenses	282.4	201.7	788.0	640.7
Operating income	327.0	314.3	924.8	804.1
Interest income	45.3	13.3	111.7	24.4
Interest expense	(15.6)	(9.2)	(44.2)	(20.1)
Other expense, net	(4.9)	(5.9)	(13.4)	(34.9)
Impairment of investment in privately-held company	—	—	—	(1.7)
Total other income (expense), net	24.8	(1.8)	54.1	(32.3)
Income before income taxes	351.8	312.5	978.9	771.8
Income tax expense	(84.2)	(73.2)	(211.2)	(176.6)
Net income	$267.6	$239.3	$767.7	$595.2
Net income per common share:
Basic	$5.71	$5.26	$16.44	$13.14
Diluted	$5.38	$4.91	$15.48	$12.35
Weighted average number of common shares outstanding:
Basic	46.9	45.5	46.7	45.3
Diluted	49.7	48.7	49.6	48.2

See accompanying notes to consolidated financial statements.

4	United Therapeutics, a public benefit corporation

Part I. Financial Information
Consolidated Statements of Comprehensive Income
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Unaudited)		(Unaudited)
Net income	$267.6	$239.3	$767.7	$595.2
Other comprehensive income (loss):
Defined benefit pension plan:
Actuarial (loss) gain arising during period, net of tax	—	—	(0.9)	0.2
Actuarial gain and prior service cost included in net periodic pension cost, net of tax	(0.9)	0.2	(4.0)	0.5
Total defined benefit pension plan, net of tax	(0.9)	0.2	(4.9)	0.7
Unrealized gain (loss) on available-for-sale securities, net of tax	7.8	(18.8)	16.7	(61.8)
Other comprehensive income (loss), net of tax	6.9	(18.6)	11.8	(61.1)
Comprehensive income	$274.5	$220.7	$779.5	$534.1

See accompanying notes to consolidated financial statements.

Quarterly Report	5

Part I. Financial Information
Consolidated Statements of Stockholders’ Equity
(In millions)

	Three Months Ended September 30, 2023
	(Unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Stockholders’ Equity
	Shares	Amount
Balance, July 1, 2023	73.5	$0.7	$2,497.7	$(50.6)	$(2,579.2)	$5,542.4	$5,411.0
Net income	—	—	—	—	—	267.6	267.6
Unrealized gains on available-for-sale securities	—	—	—	7.8	—	—	7.8
Defined benefit pension plan	—	—	—	(0.9)	—	—	(0.9)
Shares issued under employee stock purchase plan (ESPP)	—	—	3.2	—	—	—	3.2
Restricted stock units (RSUs) withheld for taxes	—	—	(0.2)	—	—	—	(0.2)
Exercise of stock options	0.1	—	4.6	—	—	—	4.6
Share-based compensation	—	—	19.0	—	—	—	19.0
Balance, September 30, 2023	73.6	$0.7	$2,524.3	$(43.7)	$(2,579.2)	$5,810.0	$5,712.1

	Three Months Ended September 30, 2022
	(Unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Stockholders’ Equity
	Shares	Amount
Balance, July 1, 2022	72.1	$0.7	$2,291.5	$(65.5)	$(2,579.2)	$4,670.9	$4,318.4
Net income	—	—	—	—	—	239.3	239.3
Unrealized losses on available-for-sale securities	—	—	—	(18.8)	—	—	(18.8)
Defined benefit pension plan	—	—	—	0.2	—	—	0.2
Shares issued under ESPP	0.1	—	2.6	—	—	—	2.6
RSUs withheld for taxes	—	—	(0.3)	—	—	—	(0.3)
Exercise of stock options	—	—	4.7	—	—	—	4.7
Share-based compensation	—	—	16.1	—	—	—	16.1
Balance, September 30, 2022	72.2	$0.7	$2,314.6	$(84.1)	$(2,579.2)	$4,910.2	$4,562.2

	Nine Months Ended September 30, 2023
	(Unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2023	72.7	$0.7	$2,388.4	$(55.5)	$(2,579.2)	$5,042.3	$4,796.7
Net income	—	—	—	—	—	767.7	767.7
Unrealized gains on available-for-sale securities	—	—	—	16.7	—	—	16.7
Defined benefit pension plan	—	—	—	(4.9)	—	—	(4.9)
Shares issued under ESPP	—	—	6.6	—	—	—	6.6
RSUs withheld for taxes	—	—	(13.7)	—	—	—	(13.7)
Common stock issued for RSUs vested	0.1	—	—	—	—	—	—
Exercise of stock options	0.8	—	90.7	—	—	—	90.7
Share-based compensation	—	—	52.3	—	—	—	52.3
Balance, September 30, 2023	73.6	$0.7	$2,524.3	$(43.7)	$(2,579.2)	$5,810.0	$5,712.1

6	United Therapeutics, a public benefit corporation

Part I. Financial Information

	Nine Months Ended September 30, 2022
	(Unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2022	71.7	$0.7	$2,245.4	$(23.0)	$(2,579.2)	$4,315.0	$3,958.9
Net income	—	—	—	—	—	595.2	595.2
Unrealized losses on available-for-sale securities	—	—	—	(61.8)	—	—	(61.8)
Defined benefit pension plan	—	—	—	0.7	—	—	0.7
Shares issued under ESPP	0.1	—	5.9	—	—	—	5.9
RSUs withheld for taxes	—	—	(11.4)	—	—	—	(11.4)
Common stock issued for RSUs vested	0.1	—	—	—	—	—	—
Exercise of stock options	0.3	—	32.9	—	—	—	32.9
Share-based compensation	—	—	41.8	—	—	—	41.8
Balance, September 30, 2022	72.2	$0.7	$2,314.6	$(84.1)	$(2,579.2)	$4,910.2	$4,562.2

See accompanying notes to consolidated financial statements.

Quarterly Report	7

Part I. Financial Information
Consolidated Statements of Cash Flows
(In millions)

	Nine Months Ended September 30,
	2023	2022
	(Unaudited)
Cash flows from operating activities:
Net income	$767.7	$595.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39.5	38.1
Share-based compensation expense	22.5	42.0
Impairment of investment in privately-held company	—	1.7
Impairments of property, plant, and equipment	3.6	7.0
Realized gain on sale of equity securities	—	(0.9)
Other	0.1	44.6
Changes in operating assets and liabilities:
Accounts receivable	(38.2)	(33.0)
Inventories	(6.6)	0.5
Accounts payable and accrued expenses	80.2	35.4
Other assets and liabilities	(41.5)	(56.3)
Net cash provided by operating activities	827.3	674.3
Cash flows from investing activities:
Purchases of property, plant, and equipment	(151.7)	(99.3)
Deposits	(14.3)	—
Purchases of available-for-sale debt securities	(2,206.3)	(1,278.1)
Maturities of available-for-sale debt securities	1,610.6	752.9
Sales of investments in equity securities	—	3.8
Purchase of investment in privately-held company	—	(1.5)
Net cash used in investing activities	(761.7)	(622.2)
Cash flows from financing activities:
Proceeds from line of credit	—	800.0
Repayment of line of credit	—	(800.0)
Payments of debt issuance costs	(2.7)	(7.5)
Proceeds from the exercise of stock options	90.7	32.9
Proceeds from the issuance of stock under ESPP	6.6	5.9
RSUs withheld for taxes	(13.7)	(11.4)
Net cash provided by financing activities	80.9	19.9
Net increase in cash and cash equivalents	$146.5	$72.0
Cash and cash equivalents, beginning of period	961.2	894.8
Cash and cash equivalents, end of period	$1,107.7	$966.8
Supplemental cash flow information:
Cash paid for interest	$41.8	$17.8
Cash paid for income taxes	$235.9	$189.1
Non-cash investing and financing activities:
Non-cash additions to property, plant, and equipment	$34.8	$13.8
Receivable from maturity of available-for-sale debt securities	$60.0	$—

See accompanying notes to consolidated financial statements.

8	United Therapeutics, a public benefit corporation

Part I. Financial Information
Notes to Consolidated Financial Statements
September 30, 2023 (Unaudited)
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
We have approval from the U.S. Food and Drug Administration (FDA) to market the following therapies: Tyvaso DPI® (treprostinil) Inhalation Powder (Tyvaso DPI), Tyvaso® (treprostinil) Inhalation Solution (nebulized Tyvaso), Remodulin® (treprostinil) Injection (Remodulin), Orenitram® (treprostinil) Extended-Release Tablets (Orenitram), Unituxin® (dinutuximab) Injection (Unituxin), and Adcirca® (tadalafil) Tablets (Adcirca). We also derive revenues outside the United States from sales of nebulized Tyvaso, Remodulin, and Unituxin.
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
In our management’s opinion, the accompanying consolidated financial statements contain all adjustments, including normal, recurring adjustments, necessary to fairly present our financial position as of September 30, 2023 and December 31, 2022, our statements of operations, comprehensive income, and stockholders’ equity for the three- and nine-month periods ended September 30, 2023 and 2022, and our statements of cash flows for the nine-month periods ended September 30, 2023 and 2022. Interim results are not necessarily indicative of results for an entire year.
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
3. Investments
Marketable Investments
Available-for-Sale Debt Securities
Available-for-sale debt securities are recorded at fair value, with the portion of the unrealized gains and losses that are not credit-related included as a component of accumulated other comprehensive loss in stockholders’ equity, until realized. Available-for-sale debt securities consisted of the following (in millions):

As of September 30, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency securities	$3,167.6	$—	$(41.3)	$3,126.3
Corporate debt securities	716.1	—	(11.6)	704.5
Total(1)	$3,883.7	$—	$(52.9)	$3,830.8

Reported under the following captions in our consolidated balance sheets:
Cash and cash equivalents	$19.1
Current marketable investments	1,750.9
Non-current marketable investments	2,060.8
Total(1)	$3,830.8

As of December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency securities	$2,697.8	$0.1	$(58.9)	$2,639.0
Corporate debt securities	555.6	—	(16.0)	539.6
Total(2)	$3,253.4	$0.1	$(74.9)	$3,178.6

Reported under the following captions in our consolidated balance sheets:
Cash and cash equivalents	$15.6
Current marketable investments	1,846.8
Non-current marketable investments	1,316.2
Total(2)	$3,178.6

(1)Total excludes $60.0 million related to available-for-sale debt securities that matured on September 30, 2023, although cash proceeds were not received until October 2, 2023. We recorded the $60.0 million receivable within other current assets in our consolidated balance sheets as of September 30, 2023.
(2)Total excludes $70.0 million related to available-for-sale debt securities that matured on December 31, 2022, although cash proceeds were not received until January 3, 2023. We recorded the $70.0 million receivable within other current assets in our consolidated balance sheets as of December 31, 2022.

The following tables present gross unrealized losses and fair value for those available-for-sale debt securities that were in an unrealized loss position as of September 30, 2023 and December 31, 2022, aggregated by investment category and length of time that the individual securities have been in a continuous loss position (in millions):

	Less than 12 months		12 months or longer		Total
As of September 30, 2023	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency securities	$1,850.5	$(17.8)	$1,139.8	$(23.5)	$2,990.3	$(41.3)
Corporate debt securities	349.1	(3.6)	318.3	(8.0)	667.4	(11.6)
Total	$2,199.6	$(21.4)	$1,458.1	$(31.5)	$3,657.7	$(52.9)

10	United Therapeutics, a public benefit corporation

Part I. Financial Information

	Less than 12 months		12 months or longer		Total
As of December 31, 2022	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency securities	$1,324.6	$(24.2)	$1,111.6	$(34.7)	$2,436.2	$(58.9)
Corporate debt securities	254.2	(6.7)	274.1	(9.3)	528.3	(16.0)
Total	$1,578.8	$(30.9)	$1,385.7	$(44.0)	$2,964.5	$(74.9)

As of September 30, 2023 and December 31, 2022, we held 578 and 411 available-for-sale debt securities, respectively, that were in an unrealized loss position. In assessing whether the decline in fair value as of September 30, 2023 of any of these securities resulted from a credit loss, we consulted with our investment managers and reviewed the credit ratings for each security. We believe that these unrealized losses are a direct result of the current interest rate environment and do not represent an indication of credit loss. We do not intend to sell the investments in unrealized loss positions prior to their maturity, and it is not more likely than not that we will be required to sell these investments before recovery of their amortized cost basis. There were no impairments due to credit loss on our available-for-sale debt securities during the three and nine months ended September 30, 2023 and 2022.

The following table summarizes the contractual maturities of available-for-sale debt securities (in millions). Actual maturities may differ from contractual maturities because the issuers of certain of these debt securities have the right to call the securities or prepay their obligations under the securities with or without penalties.

	As of September 30, 2023
	Amortized Cost	Fair Value
Due within one year	$1,790.2	$1,770.0
Due in one to three years	2,093.5	2,060.8
Total	$3,883.7	$3,830.8
Investments in Equity Securities with Readily Determinable Fair Values
We held investments in equity securities with readily determinable fair values, in the aggregate, of $16.9 million and $30.7 million as of September 30, 2023 and December 31, 2022, respectively, which are included in current marketable investments in our consolidated balance sheets. Changes in the fair value of publicly-traded equity securities are recorded in our consolidated statements of operations within other expense, net. Refer to Note 4—Fair Value Measurements.
Investments in Privately-Held Companies
As of September 30, 2023 and December 31, 2022, we maintained non-controlling equity investments in privately-held companies of $28.5 million in the aggregate. We measure these investments using the measurement alternative because the fair values of these investments are not readily determinable. Under this alternative, the investments are measured at cost, less any impairment, and adjusted for any observable price changes. We include our investments in privately-held companies within other non-current assets in our consolidated balance sheets. These investments are subject to a periodic impairment review and, if impaired, the investment is measured and recorded at fair value in accordance with ASC 820, Fair Value Measurements.
4. Fair Value Measurements
We account for certain assets and liabilities at fair value and classify these assets and liabilities within the fair value hierarchy (Level 1, Level 2, or Level 3). Our other current assets and other current liabilities have fair values that approximate their carrying values.

Quarterly Report	11

Part I. Financial Information
Assets and liabilities subject to fair value measurements are as follows (in millions):

	As of September 30, 2023
	Level 1	Level 2	Level 3	Balance
Assets
Money market funds(1)	$210.3	$—	$—	$210.3
Time deposits(1)	308.7	—	—	308.7
U.S. government and agency securities(2)	—	3,126.3	—	3,126.3
Corporate debt securities(2)	—	704.5	—	704.5
Equity securities(3)	16.9	—	—	16.9
Contingent consideration(4)	—	—	—	—
Total assets	$535.9	$3,830.8	$—	$4,366.7
Liabilities
Contingent consideration(5)	—	—	18.1	18.1
Total liabilities	$—	$—	$18.1	$18.1

	As of December 31, 2022
	Level 1	Level 2	Level 3	Balance
Assets
Money market funds(1)	$459.6	$—	$—	$459.6
Time deposits(1)	75.6	—	—	75.6
U.S. government and agency securities(2)	—	2,639.0	—	2,639.0
Corporate debt securities(2)	—	539.6	—	539.6
Equity securities(3)	30.7	—	—	30.7
Contingent consideration(4)	—	—	0.1	0.1
Total assets	$565.9	$3,178.6	$0.1	$3,744.6
Liabilities
Contingent consideration(5)	—	—	19.7	19.7
Total liabilities	$—	$—	$19.7	$19.7
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
(3)Included in current marketable investments in our consolidated balance sheets. The fair value of these securities is based on quoted market prices for identical instruments in active markets. During the three and nine months ended September 30, 2023, we recognized $3.4 million and $13.8 million of net unrealized losses, respectively, on these securities. During the three and nine months ended September 30, 2022, we recognized $8.5 million and $29.9 million, respectively, of net unrealized and realized losses on these securities. We recorded these gains and losses in our consolidated statements of operations within other expense, net. Refer to Note 3—Investments—Marketable Investments—Investments in Equity Securities with Readily Determinable Fair Values.
(4)Included in other current assets and other non-current assets in our consolidated balance sheets. We estimated the fair value of contingent consideration using a Monte Carlo simulation. The Monte Carlo simulation incorporates Level 3 inputs including the probability of completing certain milestones during a specified period of time. The fair value of our contingent consideration assets decreased by $0.1 million during the period from December 31, 2022 to September 30, 2023. The loss was recorded within other expense, net in our consolidated statements of operations.
(5)Included in other current liabilities and other non-current liabilities in our consolidated balance sheets. The fair value of our contingent consideration obligations has been estimated using probability-weighted discounted cash flow models (DCFs). The DCFs incorporate Level 3 inputs, including estimated discount rates, that we believe market participants would consider relevant in pricing, and the projected timing and amount of cash flows, which are estimated and developed, in part, based on the requirements specific to each acquisition agreement. The fair value of our contingent consideration liabilities decreased by $1.6 million during the period from December 31, 2022 to September 30, 2023. The gain was recorded within research and development in our consolidated statements of operations.
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate fair value because of their short maturities. The fair values of our marketable investments and contingent consideration are

12	United Therapeutics, a public benefit corporation

Part I. Financial Information
reported above within the fair value hierarchy. Refer to Note 3—Investments. The carrying value of our debt is a reasonable estimate of the fair value of the outstanding debt based on the variable interest rate of the debt.
5. Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value and consist of the following, net of reserves (in millions):

	September 30, 2023	December 31, 2022
Raw materials	$21.5	$18.0
Work-in-progress	34.9	33.3
Finished goods	47.9	50.7
Total inventories	$104.3	$102.0
6. Property, Plant, and Equipment
Property, plant, and equipment consists of the following (in millions):

	September 30, 2023	December 31, 2022
Land and land improvements	$146.7	$142.7
Buildings, building improvements, and leasehold improvements	671.5	636.7
Buildings under construction	221.7	110.9
Furniture, equipment, and vehicles	372.8	353.9
Subtotal	1,412.7	1,244.2
Less—accumulated depreciation	(420.5)	(382.7)
Property, plant, and equipment, net	$992.2	$861.5
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
As of September 30, 2023 and December 31, 2022, our outstanding aggregate principal balance under the Credit Agreement was $800.0 million. Although our credit facility matures in 2028, we reclassified $300.0 million of the outstanding balance as a current liability on our consolidated balance sheet as of September 30, 2023, as we intend to repay this amount within one year.
The Credit Agreement contains customary events of default and customary affirmative and negative covenants. As of September 30, 2023, we were in compliance with these covenants. Lung Biotechnology PBC is our only subsidiary that guarantees our obligations under the Credit Agreement though, from time to time, one or more of our other subsidiaries may be required to guarantee our obligations.
The interest expense reported in our consolidated statements of operations for the nine months ended September 30, 2023 and 2022 is related to our borrowings under the Credit Agreement and our borrowings under a prior credit agreement.

Quarterly Report	13

Part I. Financial Information
8. Share-Based Compensation
As of September 30, 2023, we have two shareholder-approved equity incentive plans: the United Therapeutics Corporation Amended and Restated Equity Incentive Plan (the 1999 Plan) and the United Therapeutics Corporation Amended and Restated 2015 Stock Incentive Plan (the 2015 Plan). The 2015 Plan provides for the issuance of up to 12,500,000 shares of our common stock pursuant to awards granted under the 2015 Plan, which includes 1,000,000 shares added pursuant to an amendment and restatement of the 2015 Plan approved by our shareholders in June 2023. No further awards will be granted under the 1999 Plan. We also have one equity incentive plan, the United Therapeutics Corporation 2019 Inducement Stock Incentive Plan (the 2019 Inducement Plan), that has not been approved by our shareholders, as permitted by the Nasdaq Stock Market rules. The 2019 Inducement Plan was approved by our Board of Directors in February 2019 and provides for the issuance of up to 99,000 shares of our common stock under awards granted to newly-hired employees. Currently, we grant equity-based awards to employees and members of our Board of Directors in the form of stock options and restricted stock units (RSUs) under the 2015 Plan, and we may grant RSUs to newly-hired employees under the 2019 Inducement Plan. Refer to the sections entitled Stock Options and RSUs below for additional information regarding these equity-based awards.
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
We previously issued awards under the United Therapeutics Corporation 2011 Share Tracking Awards Plan (the STAP). We refer to awards outstanding under the STAP as STAP awards. Refer to the section entitled STAP Awards below for additional information regarding STAP awards. We discontinued the issuance of STAP awards in June 2015.
In 2012, our shareholders approved the United Therapeutics Corporation Employee Stock Purchase Plan (ESPP), which is structured to comply with Section 423 of the Internal Revenue Code. Refer to the section entitled ESPP below for additional information regarding the ESPP.
The following table reflects the components of share-based compensation expense (benefit) recognized in our consolidated statements of operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options	$6.0	$5.7	$12.5	$16.8
RSUs	12.5	9.9	38.3	23.6
STAP awards	2.1	(18.5)	(29.8)	0.2
ESPP	0.5	0.5	1.5	1.4
Total share-based compensation expense (benefit) before tax	$21.1	$(2.4)	$22.5	$42.0
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
During the nine months ended September 30, 2023, in addition to time-based stock options, we granted 0.4 million performance-based stock options with a total grant date fair value of $35.6 million, calculated based on the assumed achievement of maximum performance of the relevant financial performance condition. During the three and nine months ended September 30, 2023, we recorded $5.2 million and $6.4 million of share-based compensation expense, respectively, related to performance-based stock options, calculated based on the assumed level of performance achievement.
The following weighted average assumptions were used in estimating the fair value of stock options granted to employees during the nine months ended September 30, 2023 and 2022:

14	United Therapeutics, a public benefit corporation

Part I. Financial Information

	September 30, 2023	September 30, 2022
Expected term of awards (in years)	6.4	5.7
Expected volatility	31.4%	32.5%
Risk-free interest rate	3.6%	2.7%
Expected dividend yield	—%	—%
A summary of the activity and status of stock options under our equity incentive plans during the nine-month period ended September 30, 2023 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2023	6,608,019	$128.21
Granted	455,996	218.36
Exercised	(791,777)	114.53
Forfeited	—	—
Outstanding as of September 30, 2023	6,272,238	$136.49	3.8	$561.1
Exercisable as of September 30, 2023	5,799,624	$129.94	3.3	$556.7
Unvested as of September 30, 2023	472,614	$216.82	9.4	$4.4
The weighted average fair value of a stock option granted during each of the nine-month periods ended September 30, 2023 and September 30, 2022 was $85.39 and $75.87, respectively. These stock options have an aggregate grant date fair value of $38.9 million and $3.0 million, respectively. The total grant date fair value of stock options that vested during the nine-month periods ended September 30, 2023 and September 30, 2022 was $54.9 million and $16.3 million, respectively.
Total share-based compensation expense related to stock options is recorded as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of sales	$—	$—	$—	$—
Research and development	0.1	0.1	0.2	0.2
Selling, general, and administrative	5.9	5.6	12.3	16.6
Share-based compensation expense before taxes	6.0	5.7	12.5	16.8
Related income tax benefit	(0.2)	(0.2)	(0.5)	(0.5)
Share-based compensation expense, net of taxes	$5.8	$5.5	$12.0	$16.3
As of September 30, 2023, unrecognized compensation cost related to stock options was $31.8 million. Unvested outstanding stock options as of September 30, 2023 had a weighted average remaining vesting period of 2.3 years.
Stock option exercise data is summarized below (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Number of options exercised	38,433	38,578	791,777	279,451
Cash received	$4.6	$4.7	$90.7	$32.9
Total intrinsic value of options exercised	$4.1	$4.0	$99.5	$28.3
RSUs
Each RSU entitles the recipient to one share of our common stock upon vesting. We measure the fair value of RSUs using the stock price on the date of grant. Share-based compensation expense for RSUs is recorded ratably over their vesting period.
During the nine months ended September 30, 2023, in addition to time-based RSUs, we granted 0.2 million performance-based RSUs with a total grant date fair value of $32.2 million, calculated based on the assumed achievement of maximum performance of the relevant financial and non-financial performance conditions. During the three and nine months ended September 30, 2023, we recorded $2.1 million and $3.2 million of share-based compensation expense, respectively, related to performance-based RSUs, calculated based on the assumed levels of performance achievement.

Quarterly Report	15

Part I. Financial Information
A summary of the activity with respect to, and status of, RSUs during the nine-month period ended September 30, 2023 is presented below:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2023	841,251	$191.48
Granted	341,325	218.49
Vested	(183,603)	145.53
Forfeited	(58,487)	197.73
Unvested as of September 30, 2023	940,486	$209.86
Total share-based compensation expense related to RSUs is recorded as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of sales	$1.0	$0.7	$3.0	$1.9
Research and development	3.0	4.0	12.8	8.8
Selling, general, and administrative	8.5	5.2	22.5	12.9
Share-based compensation expense before taxes	12.5	9.9	38.3	23.6
Related income tax benefit	(2.5)	(2.4)	(8.6)	(5.7)
Share-based compensation expense, net of taxes	$10.0	$7.5	$29.7	$17.9
As of September 30, 2023, unrecognized compensation cost related to the grant of RSUs was $141.4 million. Unvested outstanding RSUs as of September 30, 2023 had a weighted average remaining vesting period of 3.2 years.
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
The aggregate liability balance associated with outstanding STAP awards was $40.6 million and $80.8 million as of September 30, 2023 and December 31, 2022, respectively, all of which was classified as a current liability in our consolidated balance sheets.
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
The table below includes the weighted average assumptions used to measure the fair value of the outstanding STAP awards:

	September 30, 2023	September 30, 2022
Expected term of awards (in years)	0.6	1.0
Expected volatility	26.7%	31.2%
Risk-free interest rate	5.5%	4.1%
Expected dividend yield	—%	—%
The closing price of our common stock was $225.87 and $209.38 on September 30, 2023 and September 30, 2022, respectively. The closing price of our common stock was $278.09 on December 31, 2022.

16	United Therapeutics, a public benefit corporation

Part I. Financial Information
A summary of the activity and status of STAP awards during the nine-month period ended September 30, 2023 is presented below:

	Number of Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2023	555,600	$140.54
Granted	—	—
Exercised	(77,450)	100.58
Forfeited	(850)	60.16
Outstanding as of September 30, 2023	477,300	$147.17	1.3	$37.6
Exercisable as of September 30, 2023	477,300	$147.17	1.3	$37.6
Unvested as of September 30, 2023	—	$—	—	$—
Share-based compensation expense (benefit) recognized in connection with STAP awards is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of sales	$0.1	$(0.5)	$(1.4)	$0.2
Research and development	0.2	(2.4)	(3.9)	3.1
Selling, general, and administrative	1.8	(15.6)	(24.5)	(3.1)
Share-based compensation expense (benefit) before taxes	2.1	(18.5)	(29.8)	0.2
Related income tax (benefit) expense	(0.4)	3.3	5.2	(0.6)
Share-based compensation expense (benefit), net of taxes	$1.7	$(15.2)	$(24.6)	$(0.4)
Cash paid to settle STAP awards exercised during the nine-month periods ended September 30, 2023 and September 30, 2022 was $10.4 million and $42.3 million, respectively.
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

Quarterly Report	17

Part I. Financial Information
The components of basic and diluted earnings per common share comprised the following (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income	$267.6	$239.3	$767.7	$595.2
Denominator:
Weighted average outstanding shares — basic	46.9	45.5	46.7	45.3
Effect of dilutive securities(1):
Stock options, RSUs, and ESPP(2)	2.8	3.2	2.9	2.9
Weighted average shares — diluted(2)	49.7	48.7	49.6	48.2
Net income per common share:
Basic	$5.71	$5.26	$16.44	$13.14
Diluted	$5.38	$4.91	$15.48	$12.35

Stock options and RSUs excluded from calculation(2)	0.5	—	0.2	—
(1)Calculated using the treasury stock method.
(2)The common shares underlying certain stock options and RSUs have been excluded from the computation of diluted earnings per share because their impact would be anti-dilutive.
10. Income Taxes
Our effective income tax rate (ETR) for the nine months ended September 30, 2023 and 2022 was 22 percent and 23 percent, respectively. Our ETR for the nine months ended September 30, 2023 decreased compared to our ETR for the nine months ended September 30, 2022 primarily due to increased excess tax benefits from share-based compensation, partially offset by an increase in the reserve for uncertain tax positions.
We record interest and penalties related to uncertain tax positions as a component of income tax expense. As of September 30, 2023 and December 31, 2022, our unrecognized tax benefits, including related interest, were approximately $24.8 million and $15.9 million, respectively. The total amount of unrecognized tax benefits relating to our tax positions is subject to change based on future events and it is reasonably possible that the balance could change significantly over the next 12 months. Given the uncertainty of future events, we are unable to reasonably estimate the range of possible adjustments to our unrecognized tax benefits.
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

18	United Therapeutics, a public benefit corporation

Part I. Financial Information
Total revenues, cost of sales, and gross profit (loss) for each of our commercial products and other were as follows (in millions):

	Three Months Ended September 30,
2023	Tyvaso DPI(1)	Nebulized Tyvaso(1)	Remodulin(2)	Orenitram	Unituxin	Adcirca	Other	Total
Total revenues	$205.1	$120.7	$131.1	$92.0	$51.3	$7.3	$1.9	$609.4
Cost of sales	31.1	9.8	11.8	5.7	4.1	3.4	4.2	70.1
Gross profit (loss)	$174.0	$110.9	$119.3	$86.3	$47.2	$3.9	$(2.3)	$539.3

2022
Total revenues	$63.1	$194.6	$114.0	$87.5	$46.1	$10.7	$—	$516.0
Cost of sales	10.3	6.7	7.5	5.6	2.7	4.4	—	37.2
Gross profit	$52.8	$187.9	$106.5	$81.9	$43.4	$6.3	$—	$478.8

	Nine Months Ended September 30,
2023	Tyvaso DPI(1)	Nebulized Tyvaso(1)	Remodulin(2)	Orenitram	Unituxin	Adcirca	Other	Total
Total revenues	$517.4	$365.7	$379.7	$275.3	$144.7	$22.1	$7.9	$1,712.8
Cost of sales	84.8	23.4	26.0	19.0	11.5	9.6	12.2	186.5
Gross profit (loss)	$432.6	$342.3	$353.7	$256.3	$133.2	$12.5	$(4.3)	$1,526.3

2022
Total revenues	$66.1	$564.6	$377.7	$249.3	$146.2	$30.9	$10.0	$1,444.8
Cost of sales	10.6	19.1	23.3	17.2	9.5	13.1	—	92.8
Gross profit	$55.5	$545.5	$354.4	$232.1	$136.7	$17.8	$10.0	$1,352.0
(1) Total revenues and cost of sales include both the drug product and the respective inhalation device.
(2) Total revenues and cost of sales include sales of infusion devices, such as the Remunity Pump.
Geographic revenues are determined based on the country in which our customers (distributors) are located. Total revenues from external customers by geographic area are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
United States	$584.6	$500.2	$1,616.3	$1,350.4
Rest of World	24.8	15.8	96.5	94.4
Total	$609.4	$516.0	$1,712.8	$1,444.8
We recorded revenue from two distributors in the United States that exceeded ten percent of total revenues. Revenue from these two distributors as a percentage of total revenues is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Distributor 1	50%	55%	51%	52%
Distributor 2	36%	31%	34%	31%
12. Litigation
Sandoz Litigation
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

Quarterly Report	19

Part I. Financial Information
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
We intend to continue to vigorously defend ourselves against the claims made in this litigation. Among other things, we believe that plaintiffs, who were on notice that Smiths Medical would discontinue the CADD MS-3 system, failed to fulfill their duty to properly mitigate their exposure as a result of such discontinuation, and any damages they incurred are the result of their own failure to properly plan their own product launch. However, due to the uncertainty inherent in any litigation, we cannot guarantee that an outcome adverse to us will not result. Any litigation of this nature could involve substantial cost, and an adverse outcome could result in substantial monetary damages. We currently are not able to reasonably estimate a range of potential losses due to the number of variables that may affect the outcome of the damages trial and any potential appeals, including potential damages amounts sought, the strength of our defenses, the variety of potential legal and factual determinations yet to be made by the court, the rulings that may be subject to appeal, and the inherent unpredictability of any outcome associated with these issues.
Litigation with Liquidia Technologies, Inc.
In March 2020, Liquidia Technologies, Inc. (Liquidia) filed two petitions for inter partes review (IPR) with the Patent Trial and Appeal Board (PTAB) of the U.S. Patent and Trademark Office (USPTO). In its petitions, Liquidia sought to invalidate U.S. Patent Nos. 9,604,901 (the ’901 patent) and 9,593,066 (the ’066 patent), both of which relate to a method of making treprostinil, the active pharmaceutical ingredient in Tyvaso DPI, nebulized Tyvaso, Remodulin, and Orenitram. These patents were issued in March 2017 and are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations publication, also known as the Orange Book, for Tyvaso DPI, nebulized Tyvaso, Remodulin, and Orenitram. In October 2020, the PTAB declined to institute IPR proceedings on the ’066 patent because Liquidia failed to establish a reasonable likelihood of prevailing on any claim relating to the ’066 patent. The PTAB instituted IPR proceedings on the ’901 patent in October 2020 and issued a final written decision in October 2021. The final written decision found that Liquidia had proven the invalidity of seven of the claims of the ‘901 patent but failed to prove the invalidity of two other claims. The parties have each appealed portions of the final written decision adverse to them, and those appeals are pending. No cancellation of claims takes effect until resolution of any appeals.
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
In July 2020, the USPTO issued a new patent to us related to Tyvaso. The new patent, U.S. Patent No. 10,716,793 (the ’793 patent), expires in May 2027, and is listed in the Orange Book for Tyvaso DPI and nebulized Tyvaso. In July 2020, we filed an amended complaint against Liquidia to include a claim for infringement of the ’793 patent. The ’793 patent relates to a method of administering treprostinil via inhalation and includes claims covering the dosing regimen used to administer Tyvaso DPI and

20	United Therapeutics, a public benefit corporation

Part I. Financial Information
nebulized Tyvaso. In December 2021, we filed a stipulation that the ’901 patent would not be infringed by Liquidia based on the court’s claim construction ruling.
Trial took place during March 2022, and the court issued its decision in August 2022. The court found that Liquidia’s product would infringe the ’793 patent and that Liquidia had not proved that any claim of that patent is invalid. The court also determined that Liquidia had proved certain claims of the ’066 patent were invalid and that we had not proved Liquidia’s infringement of another ’066 patent claim. Accordingly, the court issued a final judgment that bars the FDA from approving Yutrepia until expiration of the ’793 patent in May 2027. The parties appealed portions of the decision adverse to each of them, and on July 24, 2023, the appellate court issued its decision affirming the district court decision in its entirety. The court subsequently denied the parties’ requests for rehearing, so the appellate court decision is now final. The parties have the opportunity to seek review by the U.S. Supreme Court. Meanwhile, Liquidia filed a motion with the district court seeking to stay the portion of the judgment that bars the FDA from finally approving until expiration of the ’793 patent, and we opposed that motion. The court has not yet ruled on that motion.
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
Liquidia could obtain final FDA approval for its proposed product prior to May 2027 in two circumstances: (1) Liquidia could prevail on appeal, either from the district court judgment or IPRs, such that it is not found to infringe any valid claims of our patents; or (2) the district court or the U.S. Supreme Court could stay the order barring FDA approval during the pendency of any appeal.
In June 2021, we filed a motion in the patent case in the U.S. District Court for the District of Delaware to file an amended complaint adding trade secret misappropriation claims against Liquidia and a former Liquidia employee, Dr. Robert Roscigno. The court denied the motion based on a finding that adding the additional claims would impact the case schedule. Thus, we filed those claims as a separate case against Liquidia and Robert Roscigno in North Carolina state court. Discovery is underway in that case. We filed a motion for leave to file an amended complaint against Liquidia and Dr. Roscigno to make additional claims based on information we learned during discovery and request additional relief. In July 2023, the court granted in part, and denied in part, our motion to amend.
We plan to vigorously enforce our intellectual property rights related to Tyvaso DPI and nebulized Tyvaso.
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
We intend to vigorously defend ourselves against the claims made in this lawsuit.
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
We intend to vigorously defend ourselves against the claims made in these lawsuits.
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
13. Subsequent Events
Asset Acquisition
In October 2023, we acquired all of the outstanding equity of IVIVA Medical, Inc. (IVIVA), an early-stage company focused on developing manufactured kidney products, in exchange for an upfront cash payment of approximately $50.0 million. In addition to the upfront payment, the transaction consideration includes potential earnout consideration, payable in cash, structured as a 2% royalty on net sales of IVIVA’s kidney products. The transaction will be accounted for as an asset acquisition, and the majority of the purchase price will be allocated to research and development in our annual consolidated financial statements.
Merger Agreement
On October 29, 2023, we entered into an Agreement and Plan of Merger (the Merger Agreement) with Miromatrix Medical, Inc. (Miromatrix), a publicly traded bioengineering company. Pursuant to the terms of the Merger Agreement, we will commence a tender offer to acquire Miromatrix for $3.25 per share in cash at closing (an aggregate of approximately $91.0 million). The transaction consideration includes an additional $1.75 per share in cash (an aggregate of approximately $54.0 million) upon the first implantation of Miromatrix’s development-stage, fully-implantable kidney product known as mirokidney™ into a living human patient by the end of 2025 in a clinical trial meeting requirements set forth in the form of Contingent Value Rights Agreement attached to the Merger Agreement. The transaction is expected to close in December 2023, subject to the satisfaction of customary closing conditions, including the tender of a majority of the outstanding shares of Miromatrix’s common stock. An estimate of the financial effect of the transaction on our consolidated financial statements cannot be made as the acquisition has not yet been completed.

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
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report contain forward-looking statements made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934 (the Exchange Act) and the Private Securities Litigation Reform Act of 1995. These statements, which are based on our beliefs and expectations about future outcomes and on information available to us through the date this Quarterly Report on Form 10-Q is filed with the SEC, include, among others, statements related to the following:
•Expectations of revenues, expenses, profitability, cash flows, and growth in the number of patients being treated with our products, including anticipated growth in the number of nebulized Tyvaso patients as a result of the expansion of its label to include pulmonary hypertension associated with interstitial lung disease (PH-ILD) and anticipated growth in Tyvaso DPI revenues;
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
•The impact of competing therapies on sales of our commercial products, including the impact of generic versions of Remodulin; established therapies such as Uptravi; and newly-developed therapies such as Merck’s sotatercept and Liquidia’s Yutrepia;
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
•Expectations regarding the timing and impact of our business development efforts, including our efforts to integrate IVIVA Medical, Inc., and our efforts to acquire and integrate Miromatrix Medical, Inc.;
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
•Other statements contained or incorporated by reference in this report that are not historical facts.

24	United Therapeutics, a public benefit corporation

Part I. Financial Information
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

Part I. Financial Information
Overview of Marketed Products
We market and sell the following commercial products:
•Tyvaso DPI and Nebulized Tyvaso. Nebulized Tyvaso is an inhaled formulation of the prostacyclin analogue treprostinil, approved by the FDA and regulatory authorities in Argentina, Israel, and Japan to improve exercise ability in patients with pulmonary arterial hypertension (PAH). Nebulized Tyvaso was also approved by the FDA in March 2021 and by regulators in Israel in December 2022 to improve exercise ability in patients with PH-ILD. In May 2022, we also obtained FDA approval of a dry powder formulation of treprostinil for inhalation known as Tyvaso DPI to treat PAH and PH-ILD, and we initiated commercial shipments of Tyvaso DPI to our distributors in June 2022. Nebulized Tyvaso was also approved to treat PAH in Japan in late 2022, and our Japanese distributor launched commercial sales in Japan during the second quarter of 2023. Nebulized Tyvaso was also approved in Argentina to treat PH-ILD in February 2023.
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
Revenues
Our total revenues consist primarily of sales of the commercial products noted above, together with associated sales of administration devices (in the case of Tyvaso DPI, nebulized Tyvaso, and Remodulin). We have entered into separate, non-exclusive distribution agreements with Accredo Health Group, Inc. and its affiliates (Accredo) and Caremark, L.L.C. (CVS Specialty) to distribute Tyvaso DPI, nebulized Tyvaso, Remodulin, the Remunity Pump, and Orenitram in the United States, and we have entered into an exclusive distribution agreement with ASD Specialty Healthcare, Inc., an affiliate of Cencora, Inc. (formerly known as AmerisourceBergen Corporation), to distribute Unituxin in the United States. We also sell nebulized Tyvaso, Remodulin, and Unituxin to distributors internationally. We sell Adcirca through the pharmaceutical wholesale network of Eli Lilly and Company (Lilly). To the extent we have increased the price of any of these products, increases have typically been in the single-digit percentages per year, except for Adcirca, the price of which is set solely by Lilly.
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
We settled litigation with Sandoz related to its abbreviated new drug application (ANDA) seeking FDA approval to market a generic version of Remodulin and in March 2019, Sandoz announced the availability of its generic product in the United States. We have also entered into similar settlement agreements with other generic companies, some of which have also launched sales of generic versions of Remodulin. Through September 30, 2023, we have seen limited erosion of Remodulin sales as a result of generic treprostinil competition in the United States. We are currently engaged in litigation with Sandoz and its marketing partner, RareGen (now a subsidiary of Liquidia Corporation, the parent company of Liquidia), related to the infusion devices used to administer Remodulin subcutaneously. We understand that generic treprostinil was initially launched by Sandoz/RareGen for use only by intravenous infusion. In May 2021, Sandoz/Liquidia Corporation announced that Sandoz’s generic treprostinil has been made available for subcutaneous use, following FDA clearance of a cartridge that can administer the product via the Smiths Medical CADD MS-3 pump. See Note 12—Litigation, to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
Nebulized Tyvaso and Orenitram—Potential Future Generic Competition
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
Liquidia—Yutrepia
We are engaged in patent litigation with Liquidia concerning three patents related to Tyvaso DPI and nebulized Tyvaso. The litigation is proceeding in parallel in two fora: (1) federal court; and (2) the Patent Trial and Appeal Board (PTAB) of the U.S. Patent and Trademark Office (USPTO).
As background, in January 2020 Liquidia submitted an NDA to the FDA for approval of Yutrepia, a dry powder formulation of treprostinil for inhalation, to treat PAH. The Yutrepia NDA was submitted under the 505(b)(2) regulatory pathway with nebulized Tyvaso as the reference listed drug and received tentative approval from the FDA in November 2021. If and when Liquidia launches commercial sales of Yutrepia, it would compete directly with Tyvaso DPI, nebulized Tyvaso, and our other treprostinil-based products.
Following the initial submission of the Yutrepia NDA, we filed a lawsuit in federal district court against Liquidia for infringement of three of our patents: U.S. Patent Nos. 9,604,901 (the ’901 patent), 9,593,066 (the ’066 patent), and 10,716,793 (the ’793 patent). In December 2021, we filed a stipulation that the ’901 patent would not be infringed by Liquidia based on the court’s claim construction ruling. Trial was held during March 2022 on the ’066 patent and the ’793 patent, and we received the court’s decision in August 2022. The court found that Liquidia’s product would infringe the ’793 patent and that Liquidia had not proved that any claim of that patent is invalid. The court also determined that Liquidia had proved that certain claims of the ’066 patent were invalid and that we had not proved Liquidia’s infringement of another ’066 patent claim. Accordingly, the court issued a final judgment that bars the FDA from approving Liquidia’s approved product until expiration of the ’793 patent in May 2027. The parties each appealed portions of the decision adverse to them, and on July 24, 2023, the appellate court issued its decision affirming the district court decision in its entirety. The court subsequently denied the parties’ requests for rehearing, and the appellate court decision is now final. The parties have the opportunity to seek review by the U.S. Supreme Court.
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
Liquidia could obtain final FDA approval for its proposed product prior to May 2027 in two circumstances: (1) Liquidia could prevail on appeal, either from the district court judgment or IPR proceedings, such that its product is not found to infringe any valid claims of our patents; or (2) the district court or the U.S. Supreme Court could stay the district court order barring FDA approval of its product during the pendency of any appeal. Liquidia has filed a motion with the district court to stay the bar against final FDA approval, and that motion is fully briefed and pending.

Quarterly Report	27

Part I. Financial Information
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
The FDA granted nebulized Tyvaso three-year clinical trial exclusivity for the treatment of PH-ILD, expiring in March 2024, as a result of the INCREASE study of nebulized Tyvaso for the treatment of PH-ILD, and the expansion of the nebulized Tyvaso label to include a PH-ILD indication. This exclusivity covers both Tyvaso DPI and nebulized Tyvaso for the treatment of PH-ILD, and precludes the FDA from approving a PH-ILD indication for Yutrepia prior to the expiration of clinical trial exclusivity. On July 24, 2023, we received a Paragraph IV Certification Notice Letter from Liquidia notifying us that they had submitted an amendment to the Yutrepia NDA to include a PH-ILD indication to the FDA. In September 2023, Liquidia announced that the FDA had accepted this amendment for review, and set a Prescription Drug User Fee Act goal date of January 24, 2024.
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
The fair value of STAP awards and stock options is measured using inputs and assumptions under the Black-Scholes-Merton model. The fair value of restricted stock units is measured using our stock price on the date of grant. Although we no longer grant STAP awards, we had approximately 0.5 million STAP awards outstanding as of September 30, 2023. We account for STAP awards as liabilities because they are settled in cash. As such, we must re-measure the fair value of STAP awards at the end of each financial reporting period until the awards are no longer outstanding. Changes in our liability associated with outstanding STAP awards as a result of such re-measurements are recorded as adjustments to share-based compensation expense and can create substantial volatility within our operating expenses from period to period. The following factors, among others, have a significant impact on the amount of share-based compensation expense recognized in connection with STAP awards from period to period: (1) volatility in the price of our common stock (specifically, increases in the price of our common stock will generally result in an increase in our liability and related compensation expense, while decreases in our stock price will generally result in a reduction in our liability and related compensation expense); and (2) decreases in the number of outstanding awards.
Research and Development
We focus our research and development efforts on the following pipeline programs. We also engage in a variety of additional research and development efforts, including technologies designed to increase the supply of transplantable organs and tissues and improve outcomes for transplant recipients through xenotransplantation, regenerative medicine, 3-D organ bioprinting, and ex vivo lung perfusion.
Select Pipeline Programs

Product	Mode of Administration	Indication	Current Status STUDY NAME	Our Territory
Nebulized Tyvaso (treprostinil)	Inhaled	IPF	Phase 3 TETON 1 and TETON 2 studies	Worldwide
Nebulized Tyvaso (treprostinil)	Inhaled	PPF	Phase 3 TETON PPF study	Worldwide
Ralinepag (IP receptor agonist)	Oral	PAH	Phase 3 ADVANCE OUTCOMES study	Worldwide
Nebulized Tyvaso — TETON studies
We are enrolling two phase 3 studies, called TETON 1 and TETON 2, of nebulized Tyvaso for the treatment of idiopathic pulmonary fibrosis (IPF). TETON 1 is being conducted in the United States and Canada, and TETON 2 is being conducted outside the United States and Canada. We are targeting enrollment of 576 patients in each study. The primary endpoint of both studies is the change in absolute forced vital capacity (FVC) from baseline to week 52. The TETON 1 study enrolled its first patient in June 2021, and the TETON 2 study enrolled its first patient in October 2022. We are also enrolling a phase 3 study of nebulized Tyvaso called TETON PPF, for the treatment of progressive pulmonary fibrosis (PPF).
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

Quarterly Report	29

Part I. Financial Information
conference, indicating that improvements in FVC were sustained for at least 64 weeks for PH-ILD patients with underlying IPF. For those patients who received placebo during the INCREASE study, marked improvements in FVC were observed following transition to nebulized Tyvaso during the open-label extension study. These data points, combined with substantial preclinical evidence of antifibrotic activity of treprostinil, suggest that nebulized Tyvaso may offer a treatment option for patients with IPF. We believe there are approximately 100,000 IPF patients in the United States.
The TETON PPF study was also prompted by data from the INCREASE study. PPF is a group of ILD conditions that exhibit progressive, self-sustaining fibrosis, and a similar disease course to IPF. PPF includes idiopathic interstitial pneumonias, autoimmune ILDs, chronic fibrosing hypersensitivity pneumonitis, and fibrotic ILDs related to environmental/occupational exposure. Due to the similarities in the mechanism of fibrosis between IPF and PPF, we anticipate that anti-fibrotic therapies will impact disease progression similarly in patients with these conditions. Therefore, based on the FVC improvements in subjects with IPF observed in the INCREASE study, we are conducting a single pivotal study, TETON PPF, to evaluate the safety and efficacy of nebulized Tyvaso for the treatment of PPF. We are targeting enrollment of 698 patients in this study. The TETON PPF study enrolled its first patient in October 2023. We believe there are up to 60,000 PPF patients in the United States.
In December 2020, the FDA granted orphan designation for treprostinil to treat IPF. In March 2022, the European Medicines Agency also granted orphan designation for treprostinil to treat IPF. If the TETON studies are successful, we also plan to seek FDA approval to expand the Tyvaso DPI label to include IPF and PPF, following completion of any FDA-required bridging studies.
In September 2023, the data monitoring committee for the TETON 1 and TETON 2 studies completed a routine, unblinded safety review of data from nearly 550 patients enrolled in these studies, and unanimously recommended continuation of both trials without modification.
Ralinepag
Ralinepag is a next-generation, oral, selective, and potent prostacyclin receptor agonist that we are developing for treatment of PAH. We are enrolling ADVANCE OUTCOMES, which is a phase 3, event-driven study of ralinepag in PAH patients with a primary endpoint of time to first clinical worsening event. ADVANCE OUTCOMES is a global, multi-center, placebo-controlled trial that includes patients on approved oral background PAH therapies. During the first quarter of 2023, we discontinued a separate phase 3 study of ralinepag called ADVANCE CAPACITY, due to slow enrollment and a redirection of our internal resources toward the TETON PPF study. In October 2023, the data monitoring committee for the ADVANCE OUTCOMES study completed a routine, unblinded safety review of data from nearly 510 patients enrolled in the study, and unanimously recommended continuation of the trial without modification. The study is targeting enrollment of 700 to 1,000 patients, with the precise number depending on the pace of accruing clinical worsening events.
Organ Manufacturing
Each year, end-stage organ failure kills millions of people. A significant number of these patients could have benefited from an organ transplant. Unfortunately, the number of usable, donated organs available for transplantation has not grown significantly over the past half century while the need has soared. Our long-term goals are aimed at addressing this shortage. With advances in technology, we believe that creating an unlimited supply of tolerable manufactured organs is now principally an engineering challenge, and we are dedicated to finding engineering solutions. We are engaged in research and development of a variety of technologies designed to increase the supply of transplantable organs and tissues and to improve outcomes for transplant recipients through xenotransplantation, regenerative medicine, 3-D organ bioprinting, and ex vivo lung perfusion.
Since 2019, we have been collaborating with the University of Alabama at Birmingham (UAB) on preclinical studies with a goal of commencing human clinical trials of xenotransplanted kidneys we call UKidneys™ from pigs to humans in the near term. We also have sponsored research agreements with Johns Hopkins University, New York University (NYU), and the University of Maryland, Baltimore to conduct preclinical testing of our porcine xenografts, which have been generating data regarding our UKidneys, UThymoKidneys™, and UHearts™.
In April 2022, we commenced construction of a clinical-scale, designated pathogen-free facility in Virginia to produce xenografts for human clinical trials. We expect this facility to become operational during the first half of 2024.
While we continue to develop and commercialize therapies for rare and life-threatening conditions, we view organ manufacturing as a complementary solution for a broad array of diseases, many of which (such as PAH and PH-ILD) have proven incurable to date through more traditional pharmaceutical and biologic therapies. For this reason, in 2015 we created a wholly-owned PBC called Lung Biotechnology PBC, chartered with the express purpose of “address[ing] the acute national shortage of transplantable lungs and other organs with a variety of technologies that either delay the need for such organs or expand the supply.” It is also why we included the development of “technologies that expand the availability of transplantable organs” as part of our express public benefit purpose when we converted United Therapeutics to a PBC in 2021.
Recently, we and our collaborators announced several key achievements in our organ manufacturing program:

30	United Therapeutics, a public benefit corporation

Part I. Financial Information
•First Successful Xenotransplantation of a Porcine Heart: In January 2022, University of Maryland School of Medicine (UMSOM) surgeons successfully transplanted an experimental, genetically-modified UHeart into a living human under an emergency approval by the FDA. The patient survived for approximately two months with the UHeart. In June 2022, data from this procedure were published in the New England Journal of Medicine.
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
•Ex Vivo Lung Perfusion: In April 2023, we crossed a milestone: more than 300 patients have received lung transplants following use of our centralized ex vivo lung perfusion service. Ex vivo lung perfusion technology increases the number of transplantable lungs by giving surgeons the ability to assess the function of marginal lungs to determine if the lungs are suitable for transplantation. This allows for the use of lungs that would have otherwise not been transplanted.
•Drone Delivery of Organs: In October 2021, we successfully completed the first-ever drone delivery of a lung for transplant at Toronto General Hospital, demonstrating the feasibility of our goal of delivering our manufactured organs with zero carbon footprint aircraft.
•IVIVA Medical Acquisition: In October 2023, we completed the acquisition of IVIVA Medical, Inc. (IVIVA), a preclinical stage company focused on manufactured kidney products.
•Miromatrix Acquisition: On October 29, 2023, we entered into an Agreement and Plan of Merger to acquire Miromatrix Medical, Inc. (Miromatrix), a preclinical stage company focused on the development of new technologies for generating manufactured kidneys and livers composed of human primary cells. We expect the transaction to close in December 2023, subject to the satisfaction of customary closing conditions.
Aurora-GT
Our affiliate, Northern Therapeutics, Inc. (Northern Therapeutics), is conducting a clinical study in Canada (called SAPPHIRE) of a gene therapy product called Aurora-GT, in which a PAH patient’s own endothelial progenitor cells are isolated, transfected with the gene for human endothelial nitric oxide synthase, expanded ex vivo, and then delivered back to the same patient. This therapy is intended to rebuild the blood vessels in the lungs that are compromised by PAH. Northern Therapeutics is a Canadian entity in which we have a 49.7 percent voting stake and a 71.8 percent financial stake. Northern Therapeutics discontinued enrollment of new patients at the end of 2022 when we ceased funding the SAPPHIRE program. After reviewing the data from the SAPPHIRE study, which enrolled 12 patients and is expected to unblind in early 2024, we will decide whether to pursue a Biologics License Application for Aurora-GT, and Northern Therapeutics will consider whether to initiate further studies. We have the exclusive right to pursue this technology in the United States. Under our agreement with Northern Therapeutics, we funded all of the expenses of the SAPPHIRE program through the end of 2022; thereafter, Northern Therapeutics is solely responsible for all future costs of developing Aurora-GT outside the United States.
RemoPro
During the second quarter of 2023, we terminated the RemoPro program, which was focused on developing a prodrug form of Remodulin.

Quarterly Report	31

Part I. Financial Information
Future Prospects
We anticipate that overall revenue growth over the near-term will be driven primarily by: (1) growth in sales of the recently-launched Tyvaso DPI, and growth in sales of nebulized Tyvaso as a result of the expansion of its label to include PH-ILD; (2) continued growth in the number of patients prescribed Orenitram following our expansion of the Orenitram label to reflect the results of the FREEDOM-EV study; and (3) modest price increases for some of our products. We believe that additional revenue growth in the medium- and longer-term will be driven by new products and new indications for existing products being developed in our pipeline, which are comprised of the enabling technologies described below, among others:

Platform	Enabling Technologies
Tyvaso DPI and Nebulized Tyvaso (inhaled treprostinil)	TETON 1, TETON 2, and TETON PPF studies
New Chemical Entity	Ralinepag
Organ Manufacturing and Transplantation	Xenotransplantation, three-dimensional organ bioprinting, regenerative medicine, ex vivo lung perfusion
For further details regarding our research and development initiatives, refer to the section above entitled Research and Development.
Our ability to achieve our objectives, grow our business, and maintain profitability will depend on many factors, including among others: (1) the timing and outcome of preclinical research, clinical trials, and regulatory approval applications for products we develop; (2) the timing and degree of our success in commercially launching new products; (3) the demand for our products; (4) the price of our products and the reimbursement of our products by public and private health insurance organizations, including the impact on such prices and reimbursement amounts as a result of the IRA; (5) the competition we face within our industry, including competition from generic companies and the anticipated launch of new PAH and PH-ILD therapies; (6) our ability to effectively manage our business in an increasingly complex legal and regulatory environment; (7) our ability to defend against challenges to our patents; and (8) the risks identified in Part II, Item 1A—Risk Factors, included in this Quarterly Report on Form 10-Q.
We need to construct additional facilities to support the development and commercialization of our products and technologies. We have budgeted for capital expenditures of approximately $650 million during 2023-2025. We plan to dedicate the majority of this budget to constructing a new Tyvaso DPI manufacturing facility in Research Triangle Park, North Carolina. We plan to fund these capital expenditures using cash on hand.
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

32	United Therapeutics, a public benefit corporation

Part I. Financial Information
Results of Operations
Three and Nine Months Ended September 30, 2023 and September 30, 2022
Revenues
The table below presents the components of total revenues (dollars in millions):

	Three Months Ended September 30,		Dollar Change	Percentage Change	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2023	2022			2023	2022
Net product sales:
Tyvaso DPI(1)	$205.1	$63.1	$142.0	225%	$517.4	$66.1	$451.3	683%
Nebulized Tyvaso(1)	120.7	194.6	(73.9)	(38)%	365.7	564.6	(198.9)	(35)%
Total Tyvaso	325.8	257.7	68.1	26%	883.1	630.7	252.4	40%
Remodulin(2)	131.1	114.0	17.1	15%	379.7	377.7	2.0	1%
Orenitram	92.0	87.5	4.5	5%	275.3	249.3	26.0	10%
Unituxin	51.3	46.1	5.2	11%	144.7	146.2	(1.5)	(1)%
Adcirca	7.3	10.7	(3.4)	(32)%	22.1	30.9	(8.8)	(28)%
Other	1.9	—	1.9	NM(3)	7.9	10.0	(2.1)	(21)%
Total revenues	$609.4	$516.0	$93.4	18%	$1,712.8	$1,444.8	$268.0	19%
(1)Net product sales include both the drug product and the respective inhalation device.
(2)Net product sales include sales of infusion devices, such as the Remunity Pump.
(3)Calculation is not meaningful.
Net product sales from our treprostinil-based products (Tyvaso DPI, nebulized Tyvaso, Remodulin, and Orenitram) grew by $89.7 million and $280.4 million for the three and nine months ended September 30, 2023, respectively, as compared to the same periods in 2022.
Total Tyvaso net product sales for the three and nine months ended September 30, 2023 increased as compared to the same periods in 2022, primarily due to an increase in quantities sold driven by the commercial launch of Tyvaso DPI in June 2022 and continued growth in utilization by PH-ILD patients. Tyvaso DPI net product sales for the three and nine months ended September 30, 2023 increased as compared to the same periods in 2022, primarily due to an increase in quantities sold. Nebulized Tyvaso net product sales for the three and nine months ended September 30, 2023 decreased as compared to the same periods in 2022, primarily due to a decrease in quantities sold following the commercial launch of Tyvaso DPI.
Remodulin net product sales for the three months ended September 30, 2023 increased as compared to the same period in 2022, due to an increase in quantities sold.
Orenitram net product sales for the nine months ended September 30, 2023 increased as compared to the same period in 2022, primarily due to a price increase and, to a lesser extent, an increase in quantities sold.
Gross-to-Net Deductions
We recognize revenues net of: (1) rebates and chargebacks; (2) prompt pay discounts; (3) allowance for sales returns; and (4) distributor fees. These are referred to as gross-to-net deductions and are primarily based on estimates reflecting historical experiences as well as contractual and statutory requirements. We currently estimate our allowance for sales returns using reports from our distributors. The tables below include a reconciliation of the liability accounts associated with these deductions (in millions):

Quarterly Report	33

Part I. Financial Information

	Three Months Ended September 30, 2023
	Rebates and Chargebacks	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, July 1, 2023	$87.1	$5.3	$2.7	$11.1	$106.2
Provisions attributed to sales in:
Current period	69.8	13.9	0.4	10.7	94.8
Prior periods	(2.4)	(0.1)	(0.3)	0.5	(2.3)
Payments or credits attributed to sales in:
Current period	(6.0)	(8.8)	—	(1.8)	(16.6)
Prior periods	(52.5)	(5.0)	(0.1)	(8.6)	(66.2)
Balance, September 30, 2023	$96.0	$5.3	$2.7	$11.9	$115.9

	Three Months Ended September 30, 2022
	Rebates and Chargebacks	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, July 1, 2022	$70.8	$3.5	$5.3	$9.8	$89.4
Provisions attributed to sales in:
Current period	50.0	11.5	0.4	8.2	70.1
Prior periods	(1.0)	—	(1.7)	0.4	(2.3)
Payments or credits attributed to sales in:
Current period	(3.7)	(7.0)	—	(2.5)	(13.2)
Prior periods	(47.5)	(3.4)	(0.4)	(5.3)	(56.6)
Balance, September 30, 2022	$68.6	$4.6	$3.6	$10.6	$87.4

	Nine Months Ended September 30, 2023
	Rebates and Chargebacks	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, January 1, 2023	$81.3	$4.4	$3.3	$10.9	$99.9
Provisions attributed to sales in:
Current period	199.3	38.7	1.2	30.2	269.4
Prior periods	(0.9)	(0.1)	(1.3)	(0.9)	(3.2)
Payments or credits attributed to sales in:
Current period	(106.1)	(33.5)	—	(18.3)	(157.9)
Prior periods	(77.6)	(4.2)	(0.5)	(10.0)	(92.3)
Balance, September 30, 2023	$96.0	$5.3	$2.7	$11.9	$115.9

	Nine Months Ended September 30, 2022
	Rebates and Chargebacks	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, January 1, 2022	$67.8	$3.8	$6.3	$7.9	$85.8
Provisions attributed to sales in:
Current period	142.9	32.1	0.4	25.2	200.6
Prior periods	(4.7)	(0.5)	(1.7)	0.5	(6.4)
Payments or credits attributed to sales in:
Current period	(74.6)	(27.6)	—	(14.6)	(116.8)
Prior periods	(62.8)	(3.2)	(1.4)	(8.4)	(75.8)
Balance, September 30, 2022	$68.6	$4.6	$3.6	$10.6	$87.4
Cost of Sales
The table below summarizes cost of sales by major category (dollars in millions):

34	United Therapeutics, a public benefit corporation

Part I. Financial Information

	Three Months Ended September 30,		Dollar Change	Percentage Change	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2023	2022			2023	2022
Category:
Cost of sales	$69.1	$37.1	$32.0	86%	$185.0	$90.8	$94.2	104%
Share-based compensation expense(1)	1.0	0.1	0.9	900%	1.5	2.0	(0.5)	(25)%
Total cost of sales	$70.1	$37.2	$32.9	88%	$186.5	$92.8	$93.7	101%
(1)Refer to Share-Based Compensation section below for discussion.
Cost of sales, excluding share-based compensation. Cost of sales for the three and nine months ended September 30, 2023 increased as compared to the same periods in 2022, primarily due to an increase in Tyvaso DPI royalty expense and product costs following its commercial launch in June 2022.
Research and Development
The table below summarizes the nature of research and development expense by major expense category (dollars in millions):

	Three Months Ended September 30,		Dollar Change	Percentage Change	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2023	2022			2023	2022
Category:
External research and development(1)	$47.2	$37.6	$9.6	26%	$141.6	$122.1	$19.5	16%
Internal research and development(2)	34.3	29.1	5.2	18%	103.4	96.0	7.4	8%
Share-based compensation expense(3)	3.6	2.0	1.6	80%	9.9	12.8	(2.9)	(23)%
Impairments(4)	—	—	—	—%	—	—	—	—%
Other(5)	(0.4)	(2.6)	2.2	85%	1.7	(1.9)	3.6	189%
Total research and development expense	$84.7	$66.1	$18.6	28%	$256.6	$229.0	$27.6	12%

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
(4)Impairments primarily includes impairment charges to write down the carrying value of in-process research and development and of certain property, plant, and equipment as a result of research and development activities. There were no impairment charges during the three and nine months ended September 30, 2023 and September 30, 2022.
(5)Other primarily includes upfront fees and milestone payments to third parties under license agreements related to development-stage products and adjustments to the fair value of our contingent consideration obligations.
Research and development expense, excluding share-based compensation. Research and development expense for the three and nine months ended September 30, 2023 increased as compared to the same periods in 2022, primarily due to increased expenditures related to: (1) the TETON 1 and TETON 2 clinical studies of nebulized Tyvaso in patients with IPF; and (2) organ manufacturing projects.

Quarterly Report	35

Part I. Financial Information
Selling, General, and Administrative
The table below summarizes selling, general, and administrative expense by major category (dollars in millions):

	Three Months Ended September 30,		Dollar Change	Percentage Change	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2023	2022			2023	2022
Category:
General and administrative	$90.4	$85.7	$4.7	5%	$276.1	$243.9	$32.2	13%
Sales and marketing	20.7	17.2	3.5	20%	57.7	47.8	9.9	21%
Share-based compensation expense (benefit)(1)	16.5	(4.5)	21.0	467%	11.1	27.2	(16.1)	(59)%
Total selling, general, and administrative expense	$127.6	$98.4	$29.2	30%	$344.9	$318.9	$26.0	8%
(1)Refer to Share-Based Compensation below for discussion.
General and administrative, excluding share-based compensation. General and administrative expense for the nine months ended September 30, 2023 increased as compared to the same period in 2022, primarily due to increases in: (1) sponsorships and grants; (2) personnel expense due to growth in headcount; and (3) office expenses.
Share-Based Compensation
The table below summarizes share-based compensation expense (benefit) by major category (dollars in millions):

	Three Months Ended September 30,		Dollar Change	Percentage Change	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2023	2022			2023	2022
Category:
Stock options	$6.0	$5.7	$0.3	5%	$12.5	$16.8	$(4.3)	(26)%
Restricted stock units	12.5	9.9	2.6	26%	38.3	23.6	14.7	62%
STAP awards	2.1	(18.5)	20.6	111%	(29.8)	0.2	(30.0)	NM(1)
Employee stock purchase plan	0.5	0.5	—	—%	1.5	1.4	0.1	7%
Total share-based compensation expense (benefit)	$21.1	$(2.4)	$23.5	979%	$22.5	$42.0	$(19.5)	(46)%
(1)Calculation is not meaningful.
The table below summarizes share-based compensation expense (benefit) by line item in our consolidated statements of operations (dollars in millions):

	Three Months Ended September 30,		Dollar Change	Percentage Change	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2023	2022			2023	2022
Cost of sales	$1.0	$0.1	$0.9	900%	$1.5	$2.0	$(0.5)	(25)%
Research and development	3.6	2.0	1.6	80%	9.9	12.8	(2.9)	(23)%
Selling, general, and administrative	16.5	(4.5)	21.0	467%	11.1	27.2	(16.1)	(59)%
Total share-based compensation expense (benefit)	$21.1	$(2.4)	$23.5	979%	$22.5	$42.0	$(19.5)	(46)%
The increase in share-based compensation expense for the three months ended September 30, 2023, as compared to the same period in 2022, was primarily due to an increase in STAP expense driven by a two percent increase in our stock price for the three months ended September 30, 2023, as compared to an 11 percent decrease in our stock price for the same period in 2022. The decrease in share-based compensation expense for the nine months ended September 30, 2023, as compared to the same period in 2022, was primarily due to an increase in STAP benefit driven by a 19 percent decrease in our stock price for the nine months ended September 30, 2023, as compared to a three percent decrease in our stock price for the same period in 2022. For more information, refer to Note 8—Share-Based Compensation to our consolidated financial statements.

36	United Therapeutics, a public benefit corporation

Part I. Financial Information
Other Expense, Net
The change in other expense, net for the nine months ended September 30, 2023, as compared to the same period in 2022, was primarily due to net unrealized losses on equity securities. Refer to Note 3—Investments and Note 4—Fair Value Measurements to our consolidated financial statements.
Income Tax Expense
Income tax expense for the nine months ended September 30, 2023 and 2022 was $211.2 million and $176.6 million, respectively. Our effective income tax rate (ETR) for the nine months ended September 30, 2023 and 2022 was 22 percent and 23 percent, respectively. Our ETR for the nine months ended September 30, 2023 decreased compared to our ETR for the nine months ended September 30, 2022 primarily due to increased excess tax benefits from share-based compensation, partially offset by an increase in the reserve for uncertain tax positions.
Financial Condition, Liquidity, and Capital Resources
We have funded our operations principally through sales of our commercial products and, from time-to-time, third-party financing arrangements. We believe that our current sources of liquidity are sufficient to fund ongoing operations and future business plans as we expect aggregate growth in revenues from our commercial products. Furthermore, our customer base remains stable and we believe that it presents minimal credit risk. However, any projections of future cash flows are inherently subject to uncertainty and we may seek other forms of financing. In March 2022, we entered into a credit agreement (the Credit Agreement), which provides for unsecured revolving credit facilities of up to $2.0 billion in the aggregate. Our aggregate outstanding balance under the Credit Agreement was $800.0 million as of September 30, 2023 and December 31, 2022. Although our credit facility matures in 2028, we reclassified $300.0 million of the outstanding balance as a current liability on our consolidated balance sheet as of September 30, 2023 as we intend to repay this amount within one year.
Cash and Cash Equivalents and Marketable Investments
Cash and cash equivalents and marketable investments comprise the following (dollars in millions):

	September 30, 2023	December 31, 2022	Dollar Change	Percentage Change
Cash and cash equivalents	$1,107.7	$961.2	$146.5	15%
Marketable investments—current	1,767.8	1,877.5	(109.7)	(6)%
Marketable investments—non-current	2,060.8	1,316.2	744.6	57%
Total cash and cash equivalents and marketable investments	$4,936.3	$4,154.9	$781.4	19%
Cash Flows
Cash flows comprise the following (dollars in millions):

	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2023	2022
Net cash provided by operating activities	$827.3	$674.3	$153.0	23%
Net cash used in investing activities	$(761.7)	$(622.2)	$(139.5)	(22)%
Net cash provided by financing activities	$80.9	$19.9	$61.0	307%
Operating Activities
Our operating assets and liabilities consist primarily of accounts receivable, inventories, accounts payable, accrued expenses, liabilities for our STAP awards, and tax-related payables and receivables.
The increase of $153.0 million in net cash provided by operating activities for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, was primarily due to changes in other assets and liabilities.
Investing Activities
The increase of $139.5 million in net cash used in investing activities for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, was primarily due to: (1) a $74.3 million increase in cash used for total purchases, sales, and maturities of marketable investments; (2) a $52.4 million increase in cash paid to purchase property, plant, and equipment; and (3) $14.3 million in deposits.

Quarterly Report	37

Part I. Financial Information
Financing Activities
The increase of $61.0 million in net cash provided by financing activities for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, was primarily due to: (1) a $57.8 million increase in proceeds from the exercise of stock options; and (2) a $4.8 million decrease in payments of debt issuance costs related to the Credit Agreement.
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
Item 4. Controls and Procedures
Based on their evaluation, as of September 30, 2023, our Chairperson and Chief Executive Officer and our Chief Financial Officer and Treasurer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, summarized, processed, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chairperson and Chief Executive Officer and our Chief Financial Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

38	United Therapeutics, a public benefit corporation

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
Sales of our treprostinil-based therapies — Tyvaso DPI, nebulized Tyvaso, Remodulin, and Orenitram — comprise the vast majority of our revenues. Substantially decreased sales of any of these products could have a material adverse impact on our operations. A wide variety of events, such as withdrawal of regulatory approvals or substantial changes in prescribing practices or dosing patterns, many of which are described in other risk factors below, could cause sales of these products to materially decline, or to grow more slowly than expected. Our net revenues could also be negatively impacted by pricing pressure as a result of competitive challenges, the IRA, and other drug price reduction initiatives. The current and expected availability of generic versions of our products has decreased, and may continue to decrease, our revenues. The approval of new therapies may negatively impact sales of our current and potential new products. Sales may decrease if any third party that manufactures, markets, distributes, or sells our commercial products cannot do so satisfactorily, or we cannot manage our internal manufacturing processes. Finally, if demand for Tyvaso DPI does not meet our expectations, the revenue opportunity for our treprostinil products could be significantly lower than we expect.
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
Our clinical trials have been and in the future may be discontinued, delayed, canceled, or disqualified for various reasons, including: (1) pandemics such as the COVID-19 pandemic, which initially caused us to suspend enrollment of most of our clinical studies; (2) the drug is unsafe or ineffective, or physicians and/or patients believe that the drug is unsafe or ineffective, or that other therapies are safer, more effective, better tolerated, or more convenient; (3) patients do not enroll in or complete clinical trials at the rate we expect, due to the availability of alternative therapies, the enrollment of competing clinical trials, or other reasons; (4) we, or clinical trial sites or other third parties do not adhere to trial protocols and required quality controls under good clinical practices (GCP) regulations and similar regulations outside the United States; (5) patients experience severe side effects during treatment or die during our trials because of adverse events; and (6) the results of clinical trials conducted in a particular country are not acceptable to regulators in other countries.
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

Quarterly Report	39

Part II. Other Information
Numerous treatments currently compete with our commercial therapies. For example, for treatment of PAH, we compete with over fifteen branded and generic drugs. Sales of a generic version of Adcirca launched in August 2018 have had a material adverse impact on our sales of Adcirca. The availability of generic versions of Remodulin in the United States could materially impact our revenues, and generic competition has materially impacted our Remodulin revenues outside the United States. Our competitors are also developing new products that may compete with ours. For example, Liquidia and Merck are developing Yutrepia and sotatercept, respectively, which if successful would compete with our treprostinil-based products. There are also two therapies approved for the treatment of IPF, and a significant number of additional therapies being developed for the treatment of IPF, which would compete with Tyvaso DPI and nebulized Tyvaso if they are ultimately approved for that indication.
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
Our prostacyclin analogue products (Tyvaso DPI, nebulized Tyvaso, Remodulin, and Orenitram) and our oncology product (Unituxin) are expensive therapies. Specialty pharmacy distributors may not be able to obtain adequate reimbursement for our products from commercial and government payers to motivate them to support our products. Third-party payers may reduce the amount of reimbursement for our products based on changes in pricing of other therapies for the same disease or the development of new payment methodologies to cover and reimburse treatment costs, such as the use of cost-effectiveness research or value-based payment contracts. Third-party payers often encourage the use of less-expensive generic alternative therapies, which has materially impacted our Adcirca revenues and which may materially impact our Remodulin revenues. If commercial or government payers do not cover our products or limit payment rates, patients and physicians could choose covered competing products or products with lower out-of-pocket costs.
Our manufacturing strategy exposes us to significant risks.
We must be able to manufacture sufficient quantities of our commercial products to satisfy demand. We manufacture nebulized Tyvaso, Remodulin, Orenitram, and Unituxin, including the active ingredient in each of these products, at our own facilities and rely on third parties for additional manufacturing capacity for nebulized Tyvaso and Remodulin. We rely entirely on MannKind Corporation (MannKind) to manufacture Tyvaso DPI, various third parties to manufacture the monthly disposable device accessories for the Tyvaso Inhalation System, and DEKA Research and Development Corp. (DEKA) to manufacture the Remunity Pump for Remodulin, and we rely on a variety of other third-party sole manufacturers for certain elements of our commercial and development-stage products, as detailed under the risk factor below entitled, We rely in part on third parties to perform activities that are critical to our business. Until recently, we also relied entirely on Minnetronix Inc. to manufacture the Tyvaso Inhalation System for nebulized Tyvaso. In October 2023, we obtained FDA approval of a second contract manufacturer to produce the Tyvaso Inhalation System. If any of our internal or third-party manufacturing and supply arrangements are interrupted for compliance issues, issues related to pandemics, or other reasons, we may not have sufficient inventory to meet future demand. Changes in suppliers and/or service providers could interrupt the manufacturing of our commercial products and impede the progress of our commercial launch plans and clinical trials.
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

40	United Therapeutics, a public benefit corporation

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
•We believe we and our third-party manufacturers need to increase manufacturing capacity by constructing new facilities, and/or expanding existing facilities, in order to meet expected demand for our products. These efforts are often costly and time-consuming, and are required to meet rigorous regulatory requirements. For example, we are approaching the limit of our current manufacturing capacity for Tyvaso DPI, as a result of the higher-than-expected demand for Tyvaso DPI. We are engaged in significant efforts to expand MannKind’s capacity to manufacture Tyvaso DPI in the near term, at our expense. Longer-term, we also plan to construct our own facility to manufacture Tyvaso DPI. While we believe these plans will enable us to satisfy expected demand, these efforts could be unsuccessful or take longer or cost more than we anticipate, due to a variety of factors including the lead time needed to procure, install, and qualify the highly specialized equipment necessary to manufacture the product. If these plans are not successfully and timely implemented, we could be unable to meet the demand for Tyvaso DPI, which would negatively impact our Tyvaso DPI revenues.
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
•The supply of materials and components necessary to manufacture and package our products may become scarce or unavailable, which could delay the manufacturing and subsequent sale of such products. For example, supply disruptions caused by COVID-19 impacted DEKA’s ability to secure certain components and raw materials necessary to manufacture sufficient quantities of Remunity Pumps and accessories, delaying our ability to commence commercial sales, and ongoing global semiconductor supply disruptions could impact our third-party manufacturers’ ability to secure semiconductor chips necessary to manufacture sufficient quantities of devices required to administer nebulized Tyvaso and Remodulin, which would have a material impact on our operations. Products manufactured with substituted materials or components must be approved by the FDA and applicable international regulatory agencies before they can be sold.
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
•We are closely monitoring the military conflicts in Ukraine and Israel. Although we do not directly source any raw materials or consumables from Ukraine, Russia, Belarus, or Israel, our European-based suppliers and service providers could be impacted by extended conflicts or an escalation of these conflicts into neighboring countries.
•Many key raw materials and consumables used in the manufacture of our products have seen significant inflationary pressure both during and after the COVID-19 pandemic. Should inflation continue to grow above historical averages, we could see higher than normal year-over-year increases in cost of goods sold.
•Any of our third-party manufacturers could undergo a change of control, causing a change in our business relationship with the relevant manufacturer. Although we have agreements in place that would generally protect our near- and mid-term interests, such a change could impact our long-term supply outlook and cause us to seek alternatives that would require a

Quarterly Report	41

Part II. Other Information
lengthy regulatory approval process. Due to the nature of our products, alternative suppliers may not be readily available, causing us to rely solely on internal capabilities to meet future demand.
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
Lilly manufactures and supplies Adcirca for us. We use Lilly’s pharmaceutical wholesaler network to distribute Adcirca. If Lilly is unable to manufacture or supply Adcirca or its distribution network is disrupted, it could delay, disrupt, or prevent us from selling Adcirca. Until recently, we relied entirely on Minnetronix Inc. as the sole manufacturer of the Tyvaso Inhalation System. In October 2023, we obtained FDA approval of a second contract manufacturer to supply us with the Tyvaso Inhalation System. As nebulized Tyvaso is a drug-device combination, we cannot sell nebulized Tyvaso without the Tyvaso Inhalation System. We also rely on various third parties to supply the monthly disposable device accessories that are used with the Tyvaso Inhalation System to administer nebulized Tyvaso.
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

42	United Therapeutics, a public benefit corporation

Part II. Other Information
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

Quarterly Report	43

Part II. Other Information
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

44	United Therapeutics, a public benefit corporation

Part II. Other Information
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

Quarterly Report	45

Part II. Other Information
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

46	United Therapeutics, a public benefit corporation

Part II. Other Information
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
The period under which our commercial and developmental therapies are protected by our patent rights is limited. Three of our U.S. patents covering our current methods of synthesizing and producing treprostinil, the active ingredient in Tyvaso DPI, nebulized Tyvaso, Remodulin, and Orenitram, expired in October 2017, and three more will expire in 2028. Our patents related to our individual treprostinil-based products expire at various times between 2024 and 2035. We entered into settlement agreements with a number of generic drug companies permitting certain companies to launch generic versions of Remodulin in the United States and other companies to launch generic versions of nebulized Tyvaso and Orenitram in the United States. A U.S. patent for Adcirca for treatment of pulmonary hypertension expired in November 2017, and FDA-conferred regulatory exclusivity expired in May 2018, leading to the launch of a generic version of Adcirca in August 2018. We have no issued patents or pending patent applications covering Unituxin. For further details, please see Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Generic Competition and Challenges to our Intellectual Property Rights.

Quarterly Report	47

Part II. Other Information
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
Third parties have challenged, and may in the future challenge, the validity of our patents, through patent litigation and/or initiating proceedings, including re-examinations, IPRs, post-grant reviews, and interference proceedings, before the USPTO or other applicable patent filing offices, or other means. For example, Liquidia is challenging various patents related to nebulized Tyvaso and our other treprostinil-related patents.
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
If a third party commences legal action against us for infringement, we may incur significant costs to defend ourselves against the claims made in the action and our management’s attention could be diverted from our day-to-day business operations, whether or not the action has merit. An adverse judgment or settlement resulting from the action could require us to pay substantial amounts in damages for infringement or to obtain a license to continue to use the intellectual property that is the subject of the infringement claim, or could result in injunctive relief limiting our ability to develop, manufacture, or sell our products.
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

48	United Therapeutics, a public benefit corporation

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
In October 2023, we acquired IVIVA and entered into an agreement to acquire Miromatrix. We may continue to seek to expand in part through acquisitions of complementary businesses, products, and technologies. The success of this strategy will depend on our ability to identify, and the availability of, suitable acquisition candidates. We may incur costs related to an acquisition, but may be unable or unwilling to consummate the proposed transaction. Acquisitions involve numerous risks, including the ability to realize anticipated synergies and manage the integration of personnel, products, and acquired infrastructure and controls; potential increases in operating costs; managing geographically remote operations; the diversion of management's attention from other business concerns; potential disruptions in ongoing operations during integration; risks inherent in entering markets and sectors in which we have limited or no direct experience; and the potential loss of key employees, customers, or vendors and other business partners of the acquired companies. External factors, such as compliance with law, may also impact the successful integration of an acquired business. Acquisitions could involve dilutive issuances of equity securities, the incurrence of debt, one-time write-offs of goodwill, and substantial amortization expenses of other intangible assets. We may be unable to obtain financing on favorable terms, or at all, if necessary to finance future acquisitions, which may make acquisitions impossible or more costly. The terms of financing we obtain may be onerous and restrict our operations. Further, certain acquisitions may be subject to regulatory approval, which can be time consuming and costly to obtain or may be denied, and if obtained, the terms of such regulatory approvals may limit our ongoing operations or require us to divest assets.

Quarterly Report	49

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

50	United Therapeutics, a public benefit corporation

Part II. Other Information
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the nine months ended September 30, 2023, we did not (1) repurchase any of our outstanding equity securities; or (2) sell any of our equity securities in transactions that were not registered under the Securities Act of 1933, as amended.

Quarterly Report	51

Part II. Other Information
Item 5. Other Information
(c)    Trading Plans
On August 4, 2023, Dr. Martine Rothblatt, our Chairperson and Chief Executive Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to exercise up to 723,869 stock options and sell the shares of our common stock issued upon exercise between November 6, 2023 and August 31, 2024, subject to certain conditions. These stock options expire December 31, 2024.
In addition to the stock options that are the subject of this trading plan, Dr. Rothblatt also beneficially owns 644,479 shares of our common stock, and beneficially owns vested options to purchase 2,527,340 shares of our common stock.

52	United Therapeutics, a public benefit corporation

Part II. Other Information
Item 6. Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed October 1, 2021
3.2	Tenth Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed April 21, 2023
4.1	Reference is made to Exhibits 3.1 and 3.2
10.1*	Fifth Amendment to Specialty Pharmacy Network Agreement, dated as of August 2, 2023, between the Registrant and Accredo Health Group, Inc.
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed with the SEC on November 1, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) our Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022; (2) our Consolidated Statements of Operations for the three- and nine-month periods ended September 30, 2023 and 2022; (3) our Consolidated Statements of Comprehensive Income for the three- and nine-month periods ended September 30, 2023 and 2022; (4) our Consolidated Statements of Stockholders’ Equity for the three- and nine-month periods ended September 30, 2023 and 2022; (5) our Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2023 and 2022; and (6) the Notes to our Consolidated Financial Statements.

104*	Cover Page Interactive Data File (embedded within the iXBRL document)
*    Filed herewith.
Note: Except as otherwise noted above, all exhibits incorporated by reference to the Registrant’s previously filed reports with the Securities and Exchange Commission are filed under File No. 000-26301.

Quarterly Report	53

Part II. Other Information
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED THERAPEUTICS CORPORATION

November 1, 2023	By:	/s/ MARTINE ROTHBLATT
Martine Rothblatt, Ph.D.
	Title:	Chairperson and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ JAMES C. EDGEMOND
James C. Edgemond
	Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

54	United Therapeutics, a public benefit corporation