Form 10-K
period 2023-12-31
UNITED THERAPEUTICS Corp
filed 2024-02-21
CIK 1082554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒
The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price on June 30, 2023, as reported by the Nasdaq Global Select Market was approximately $9,138,231,901.
The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, as of February 14, 2024, was 47,058,545.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the registrant’s 2024 annual meeting of shareholders scheduled to be held on June 26, 2024, are incorporated by reference in Part III of this Form 10-K.

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
We market and sell the following commercial therapies in the United States to treat PAH: Tyvaso DPI® (treprostinil) Inhalation Powder (Tyvaso DPI); Tyvaso® (treprostinil) Inhalation Solution (nebulized Tyvaso), which includes the Tyvaso Inhalation System; Remodulin® (treprostinil) Injection (Remodulin); Orenitram® (treprostinil) Extended-Release Tablets (Orenitram); and Adcirca® (tadalafil) Tablets (Adcirca). Tyvaso DPI and nebulized Tyvaso are also approved to treat pulmonary hypertension associated with interstitial lung disease (PH-ILD). In the United States, we market and sell an oncology product, Unituxin® (dinutuximab) Injection (Unituxin), which is approved for the treatment of high-risk neuroblastoma, and the Remunity® Pump for Remodulin (Remunity). Outside the United States, we derive revenues from sales of nebulized Tyvaso, Remodulin, and Unituxin.
We are actively advancing a pipeline of research and development projects that includes new indications and delivery devices for our existing products, as well as new products to treat PAH and other conditions. We are also focused on a variety of manufactured organ products with the goal of addressing the chronic shortage of transplantable organs for patients with end-stage organ diseases.
Our principal executive offices are located at 1000 Spring Street, Silver Spring, Maryland 20910 and at 55 T.W. Alexander Drive, Research Triangle Park, North Carolina 27709. Unless the context requires otherwise or unless otherwise noted, all references in this Annual Report on Form 10-K (this Report) to “United Therapeutics” and to the “company”, “we”, “us” or “our” are to United Therapeutics Corporation and its subsidiaries.
Our Commercial Products
Our commercial product portfolio consists of the following:

Product	Mode of Delivery	Indication	Current Status	Our Territory
Tyvaso DPI	Inhaled dry powder via pre-filled, single-use cartridges	PAH and PH-ILD	Commercial sales in the U.S.	Worldwide
Nebulized Tyvaso	Inhaled solution via ultrasonic nebulizer	PAH and PH-ILD	Commercial sales in the U.S., Argentina, Israel, and Japan*	Worldwide
Remodulin	Continuous subcutaneous	PAH	Commercial sales in the U.S., most of Europe**, Argentina, Canada, Chile, Columbia, Israel, Japan, Mexico, Peru, South Korea, and Venezuela	Worldwide
Remodulin	Continuous intravenous	PAH	Commercial sales in the U.S., most of Europe**, Argentina, Canada, Columbia, Israel, Japan, Mexico, Peru, Saudi Arabia, and South Korea	Worldwide
Remunity Pump for Remodulin	Continuous subcutaneous	PAH	Commercial sales in the U.S.	Worldwide
Orenitram	Oral tablets	PAH	Commercial sales in the U.S.	Worldwide
Unituxin	Intravenous	High-risk neuroblastoma	Commercial sales in the U.S., Canada, and Japan	Worldwide
Adcirca	Oral tablets	PAH	Commercial sales in the U.S.	United States
*    In Japan, nebulized Tyvaso is currently only approved to treat PAH.
**    Remodulin is marketed and sold in most of the major European markets other than the United Kingdom for both intravenous and subcutaneous administration.

2023 Annual Report	3

Products to Treat Pulmonary Hypertension
Pulmonary hypertension (PH) has been classified into five groups. PAH is designated as group 1 PH, which includes multiple etiologies such as idiopathic (meaning the cause is unknown) and heritable PAH, as well as PAH associated with connective tissue diseases. PH associated with lung disease, such as PH-ILD, has been classified as group 3 PH. In addition, patients with PAH are classified into classes based on clinical severity, ranging from functional class I (no symptoms) through functional class IV (severe symptoms). Labeled indications for PAH therapies often note that clinical studies for the drug predominantly included patients in one or more functional classes.
Our PH products were initially approved to treat only PAH. In March 2021, nebulized Tyvaso was approved to treat PH-ILD in addition to PAH. In May 2022, we also obtained FDA approval of Tyvaso DPI to treat both PAH and PH-ILD. We are engaged in further research and development of additional indications for Tyvaso DPI and nebulized Tyvaso to treat certain fibrotic lung conditions underlying PH-ILD. For further details, see Research and Development below.
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
Because any or all of the three pathways may be therapeutic targets in a patient, these classes of drugs are used alone or in combination to treat patients with PAH. We currently market drugs in two of these classes. Tyvaso DPI, nebulized Tyvaso, Remodulin, and Orenitram are all formulations of treprostinil, a prostacyclin analogue, and Adcirca is a PDE-5 inhibitor.
New drugs are also in development to treat PAH via additional pathways. The most advanced among these is sotatercept, an investigational activin signaling inhibitor being developed by Merck & Co., Inc. (Merck) for the treatment of PAH through the transforming growth factor-beta (TGF-beta) signaling pathway. Merck has filed a new drug application (NDA) with the FDA for sotatercept and has announced a Prescription Drug User Fee Act (PDUFA) target action date of March 26, 2024.
PH-ILD is also a rare condition, impacting at least 30,000 patients in the United States. Tyvaso DPI and nebulized Tyvaso are the only available therapies the FDA has approved to treat PH-ILD.
Tyvaso DPI and Nebulized Tyvaso
Tyvaso was initially approved as a nebulized product by the FDA to treat PAH and was launched commercially in the United States in 2009. Following the successful INCREASE study of nebulized Tyvaso in patients with PH-ILD, including patients with underlying idiopathic pulmonary fibrosis (IPF) and combined pulmonary fibrosis and emphysema, the FDA approved our efficacy supplement to the nebulized Tyvaso NDA in March 2021. As a result, nebulized Tyvaso’s label was updated to include the PH-ILD indication. In May 2022, the FDA approved our dry powder formulation of inhaled treprostinil called Tyvaso DPI, for the treatment of both PAH and PH-ILD. We developed this product under an in-license from MannKind Corporation (MannKind) and launched this product commercially in the United States in June 2022.

4	United Therapeutics, a public benefit corporation

We sell Tyvaso DPI and nebulized Tyvaso to specialty pharmaceutical distributors in the United States. We recognized $1,233.7 million, $873.0 million, and $607.5 million in combined Tyvaso DPI and nebulized Tyvaso net product sales, representing 53 percent, 45 percent, and 36 percent of our total revenues for the years ended December 31, 2023, 2022, and 2021, respectively. Nebulized Tyvaso is approved and commercialized in the United States, Israel, and Argentina to treat PAH and PH-ILD. Nebulized Tyvaso was also approved to treat PAH in Japan in late 2022, and our Japanese distributor, Mochida Pharmaceutical Co., Ltd. (Mochida), launched commercial sales in Japan during the second quarter of 2023. In December 2023, Mochida submitted a marketing authorization application to expand the label for nebulized Tyvaso in Japan to include the treatment of PH-ILD.
Tyvaso DPI is a drug-device combination product that incorporates the dry powder formulation technology and Dreamboat® inhalation device technology used in MannKind’s Afrezza® (insulin human) Inhalation Powder product which was approved by the FDA in 2014 to treat patients with diabetes. We believe that this new inhaled treprostinil therapy provides substantial lifestyle benefits to PAH and PH-ILD patients, as compared with nebulized Tyvaso therapy, because it is: (1) less time-consuming to administer and easier to maintain, as the device is provided in pre-filled, single-use, disposable cassettes, eliminating the need for cleaning and filling; and (2) mobile and more convenient, as the compact design of the inhaler and drug cassettes used with Tyvaso DPI enables the device to easily fit into the patient’s pocket and the device does not require electricity to function.
Nebulized Tyvaso is administered four times a day using our proprietary Tyvaso Inhalation System, which consists of an ultrasonic nebulizer and related accessories. Dose titration is achieved by varying the number of breaths per treatment session typically starting at three breaths per session, and increasing the dose in three-breath increments during the titration process. A single ampule containing nebulized Tyvaso solution is emptied into the Tyvaso Inhalation System once per day, so the Tyvaso Inhalation System only needs to be cleaned once daily. Nebulized Tyvaso is regulated by the FDA as a drug-device combination product consisting of Tyvaso drug product and the Tyvaso Inhalation System. The Tyvaso Inhalation System is classified by the Centers for Medicare and Medicaid Services (CMS) as durable medical equipment.
For newly-diagnosed PAH patients, nebulized Tyvaso and Tyvaso DPI are the only FDA-approved inhaled prostacyclin analogues available in the United States. The manufacturer of another inhaled prostacyclin analogue, Ventavis® (iloprost), announced in October 2023 that its associated nebulizer had been discontinued and encouraged healthcare providers to explore alternative treatments for patients utilizing Ventavis and refrain from initiating new patients on Ventavis.
Studies establishing the effectiveness of nebulized Tyvaso to treat PAH included predominately PAH patients with functional class III symptoms (patients who may not have symptoms at rest but whose activities are greatly limited by shortness of breath, fatigue, or near fainting). Nebulized Tyvaso was generally well tolerated in these trials. The most common side effects were transient cough, headache, nausea, dizziness, and flushing. In January and June 2021, data from the INCREASE study of nebulized Tyvaso for PH-ILD were published in the New England Journal of Medicine and The Lancet Respiratory Medicine, respectively.
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
Remodulin
Remodulin was approved by the FDA for subcutaneous and intravenous administration in 2002 and 2004, respectively, and has been sold commercially in the United States since 2002. We sell Remodulin to specialty pharmaceutical distributors in the United States and to pharmaceutical distributors internationally. We recognized $494.8 million, $500.2 million, and $513.7 million in Remodulin net product sales, representing 21 percent, 26 percent, and 31 percent of our total revenues for the years ended December 31, 2023, 2022, and 2021, respectively. Remodulin is indicated to treat patients with PAH to diminish symptoms associated with exercise. Studies establishing effectiveness included patients with functional class II-IV (moderate to severe) symptoms. Outside of the United States, Remodulin is marketed and sold for the treatment of PAH throughout most of Europe, Canada, Mexico, and various countries throughout Asia, the Middle East, and South America, as noted in the table above.
We believe that Remodulin has many qualities that make it an appealing alternative to competitive therapies. Remodulin is stable at room temperature, so it does not need to be cooled during infusion and patients do not need to use cooling packs or refrigeration to keep it stable. Treprostinil is highly soluble under certain circumstances and highly potent, which enables us to manufacture Remodulin in concentrated solutions. This allows therapeutic concentrations of Remodulin to be delivered at low flow rates via miniaturized infusion pumps for both subcutaneous and intravenous infusion. Remodulin can be continuously infused for up to 72 hours before refilling the external infusion pump, or up to 48 hours for diluted Remodulin. This profile contrasts favorably with non-treprostinil based, continuously-infused prostacyclin therapies on the market: Flolan®; Veletri®; and generic epoprostenol.

2023 Annual Report	5

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
Patients must use external pumps manufactured by third parties to deliver Remodulin. Historically, Smiths Medical, Inc. (Smiths Medical, which was acquired by ICU Medical, Inc., or ICU Medical) manufactured the pumps used by most patients in the United States to administer Remodulin, including the CADD-MS®3 (MS-3) pump used to deliver subcutaneous Remodulin, and the CADD-Legacy® pump to deliver intravenous Remodulin. In 2015, Smiths Medical notified us that it was planning to discontinue the manufacture of the MS-3 pumps and associated cartridges. In response, we funded Smiths Medical’s manufacture of several thousand additional MS-3 pumps and, in parallel, pursued development of the Remunity Pump to help ensure that PAH patients would not experience a delay or disruption in their Remodulin therapy. The inventory of MS-3 pumps held by specialty pharmacy distributors (including the additional pumps we funded the manufacture of) is now exhausted. In June 2023, our third-party contract manufacturer, Gilero, LLC (Gilero), obtained FDA clearance for a cartridge to be used with the MS-3 pump for subcutaneous infusion of Remodulin. ICU Medical has also discontinued the CADD-Legacy system, and has made an alternative pump, the CADD-Solis™, available for administration of intravenous Remodulin. In addition to the Remunity Pump, which we launched in 2021 to administer subcutaneous Remodulin, we are developing another next-generation delivery system for intravenous delivery of Remodulin.
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
Remodulin may require dilution prior to administration based on factors such as patient weight, desired dose, and desired infusion rate. Dilution may be performed with multiple approved sterile diluent solutions, as specified in the full prescribing information. To provide patients with a reliable supply of diluent solution, we manufacture and distribute Sterile Diluent for Remodulin, a high-pH glycine diluent.
Remunity Pump
In February 2021, we launched limited commercial sales of the Remunity Pump, which is a semi-disposable system for subcutaneous delivery of treprostinil that we developed in collaboration with DEKA Research & Development Corp. (DEKA) under an exclusive development and license agreement. The Remunity Pump consists of a small, lightweight, durable pump and controller designed to have a service life of at least three years. The Remunity Pump uses disposable cassettes filled with Remodulin, which can be connected to the pump with less patient manipulation than is typically involved in filling other currently-available subcutaneous pumps. In November 2019, we entered into a supply agreement with an affiliate of DEKA to manufacture and supply the Remunity Pump to us. Under the terms of the agreement, we reimburse all of DEKA’s and its affiliates’ costs to manufacture the Remunity Pump.
The Remunity Pump was initially made available to patients in weekly shipments of disposable cassettes that were pre-filled with Remodulin by our specialty pharmacy distributors. In September 2022, we launched a patient-filled version of the Remunity Pump, which enables patients to receive monthly shipments of empty, ready-to-fill Remunity cassettes and Remodulin. The majority of patients being treated with subcutaneous Remodulin in the United States are now using the Remunity Pump. The Remunity Pump is classified by CMS as durable medical equipment.
Orenitram
Orenitram is the only FDA-approved, orally-administered prostacyclin analogue, and is the only oral PAH prostacyclin class therapy approved in the United States that is titratable to a maximum tolerated dose without a dose ceiling. We sell Orenitram to the same specialty pharmaceutical distributors in the United States that distribute Tyvaso DPI, nebulized Tyvaso, and Remodulin. We recognized $359.4 million, $325.1 million, and $306.1 million in Orenitram net product sales, representing 15 percent, 17 percent, and 18 percent of our total revenues for the years ended December 31, 2023, 2022, and 2021, respectively. In 2013, the FDA approved Orenitram for the treatment of PAH patients to improve exercise capacity. The primary study that supported efficacy of Orenitram was a 12-week monotherapy study in which PAH patients were not on any approved background PAH therapy. In August 2018, we announced that our clinical study of Orenitram called FREEDOM-EV had met its primary endpoint of delayed time to first clinical worsening event. In particular, the preliminary results showed that Orenitram, when taken with an oral PAH background therapy, decreased the risk of a clinical worsening event versus

6	United Therapeutics, a public benefit corporation

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
Sixty-eight percent of the initial FREEDOM-EV participants enrolled in an open-label extension (OLE) study to further assess Orenitram’s tolerability, efficacy, and survival. Participants randomized to placebo in the initial FREEDOM-EV study who initiated Orenitram therapy after clinical worsening and tolerated treatment through week 48 demonstrated 6MWD improvement of 84 meters (p<0.0001), favorable shifts in functional class (p<0.0001), and a reduction in NT-proBNP of 778 pg/mL (p=0.03), compared to OLE baseline. Modest trends toward benefit were also measured at week 48 for those initially assigned placebo who did not have clinical worsening. Patients initially assigned to the active Orenitram group who did not have clinical worsening and who continued Orenitram during the OLE study were stable at week 48. Mortality rates were similar between Orenitram and placebo groups at the end of randomized treatment. However, in participants for whom data are available (89 percent), Orenitram was associated with a 36 percent decreased risk of mortality compared with placebo at study closure (p=0.013). These mortality data are not reflected in the FDA-approved labeling because they include data accrued in the OLE study.
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
Adcirca
Adcirca is a PDE-5 inhibitor, the active pharmaceutical ingredient of which is tadalafil. Tadalafil is also the active pharmaceutical ingredient in Cialis®, which is marketed by Eli Lilly and Company (Lilly) for the treatment of erectile dysfunction. We acquired the commercial rights to Adcirca for the treatment of PAH in the United States from Lilly in 2008. We sell Adcirca at prices established by Lilly. We recognized $28.9 million, $41.3 million, and $55.9 million in Adcirca net product sales, representing one percent, two percent, and three percent of our total revenues for the years ended December 31, 2023, 2022, and 2021, respectively.
In 2009, the FDA approved Adcirca with a recommended dose of 40 mg, making it the only once-daily PDE-5 inhibitor for the treatment of PAH. Adcirca is indicated to improve exercise ability in patients with PAH. Studies establishing effectiveness included predominately patients with functional class II-III symptoms. Headaches were the most commonly reported side effect.
In August 2018, Mylan N.V. announced the launch of its generic version of Adcirca, which resulted in a material adverse impact on Adcirca net product sales. Additional companies launched generic versions of Adcirca in February 2019. The

2023 Annual Report	7

current term of our Adcirca license agreement expires December 31, 2026. For further detail, see the section below entitled Patents and Other Proprietary Rights, Strategic Licenses, and Market Exclusivity—Generic Competition and Challenges to our Intellectual Property Rights.
Product to Treat Cancer — Unituxin
In March 2015, the FDA approved our Biologics License Application (BLA) for Unituxin, in combination with granulocyte-macrophage colony-stimulating factor, interleukin-2, and 13-cis-retinoic acid, for the treatment of patients with high-risk neuroblastoma (a rare form of pediatric cancer) who achieve at least a partial response to prior first-line multiagent, multimodality therapy. Unituxin is a chimeric monoclonal antibody composed of a combination of mouse and human DNA that induces antibody-dependent cell-mediated cytotoxicity, a mechanism of cell-mediated immunity whereby the immune system actively targets a cell that has been bound by specific antibodies. Unituxin therapy is associated with severe side effects, including infections, infusion reactions, hypokalemia, hypotension, pain, fever, and capillary leak syndrome. In November 2018, we received approval from Health Canada to market Unituxin, and we launched commercial sales of the product in Canada in late 2019. In June 2021, our Japanese distributor, Ohara Pharmaceutical Co., Ltd. (Ohara), obtained approval to market Unituxin in Japan and launched commercial sales shortly thereafter.
We recognized $198.9 million, $182.9 million, and $202.3 million in Unituxin net product sales, representing nine percent, nine percent, and 12 percent of our total revenues for the years ended December 31, 2023, 2022, and 2021, respectively.
Research and Development
We focus our research and development efforts on the following pipeline programs. We also engage in a variety of additional research and development efforts, including technologies designed to increase the supply of transplantable organs and tissues and improve outcomes for transplant recipients through xenotransplantation, regenerative medicine, bio-artificial organs, three-dimensional (3-D) organ bioprinting, and ex vivo lung perfusion.
Select Pipeline Programs

Product	Mode of Administration	Indication	Current Status STUDY NAME	Our Territory
Nebulized Tyvaso (treprostinil)	Inhaled	IPF	Phase 3 TETON 1 and TETON 2 studies	Worldwide
Nebulized Tyvaso (treprostinil)	Inhaled	PPF	Phase 3 TETON PPF study	Worldwide
Ralinepag (IP receptor agonist)	Oral	PAH	Phase 3 ADVANCE OUTCOMES study	Worldwide
Nebulized Tyvaso — TETON studies
We are enrolling two phase 3 studies, called TETON 1 and TETON 2, of nebulized Tyvaso for the treatment of IPF. TETON 1 is being conducted in the United States and Canada, and TETON 2 is being conducted outside the United States and Canada. We are targeting enrollment of 576 patients in each study. The primary endpoint of both studies is the change in absolute forced vital capacity (FVC) from baseline to week 52. The TETON 1 study enrolled its first patient in June 2021, and the TETON 2 study enrolled its first patient in October 2022. We are also enrolling a phase 3 study of nebulized Tyvaso called TETON PPF for the treatment of progressive pulmonary fibrosis (PPF); we enrolled the first patient in TETON PPF in October 2023.
The TETON 1 and TETON 2 studies were prompted by data from the INCREASE study of nebulized Tyvaso for the treatment of PH-ILD, which demonstrated improvements in certain key parameters of lung function in pulmonary hypertension patients with fibrotic lung disease (improved absolute FVC and reduced exacerbations of underlying lung disease). Specifically, in the INCREASE study, treatment with nebulized Tyvaso resulted in significant improvements in percent predicted FVC at weeks 8 and 16, with subjects having an underlying etiology of IPF showing the greatest improvement (week 8: 2.5 percent; p=0.0380 and week 16: 3.5 percent; p=0.0147). In May 2022, data from the INCREASE OLE study were presented at a medical conference, indicating that improvements in FVC were sustained for at least 64 weeks for PH-ILD patients with underlying IPF. For those patients who received placebo during the INCREASE study, marked improvements in FVC were observed following transition to nebulized Tyvaso during the OLE study. These data points, combined with substantial preclinical evidence of antifibrotic activity of treprostinil, suggest that nebulized Tyvaso may offer a treatment option for patients with IPF. We believe there are approximately 100,000 IPF patients in the United States.
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

8	United Therapeutics, a public benefit corporation

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
Ralinepag
Ralinepag is a next-generation, once-daily, oral, selective, and potent prostacyclin receptor agonist that we are developing for the treatment of PAH. A phase 2 study of ralinepag in 61 PAH patients (40 patients on active ralinepag, 21 on placebo) met its primary endpoint, showing a 29.8 percent reduction (p=0.03) in median pulmonary vascular resistance (PVR, the force or resistance that blood encounters as it flows through the blood vessels in the lungs) after 22 weeks of treatment with ralinepag compared with placebo. After participation in phase 2, 45 patients entered into an OLE study to further determine if ralinepag may be safe and effective for long-term use to treat patients with PAH. The study found that ralinepag had a manageable side effect profile, with a decrease in side effects for patients who continued taking ralinepag over time. Moreover, two years after entering the OLE study, the study showed that ralinepag improved the ability to exercise as the 6MWD significantly increased by a mean of 36.3 meters (p=0.004), and over 85 percent of patients remained stable in their functional class. Additionally, hemodynamic measures (metrics to measure how well the heart is working) taken either one or two years after entering the OLE study demonstrated significant improvements (p=0.05) in both median PVR and mean pulmonary arterial pressure (the pressure in the blood vessels connecting the heart).
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
If approved and launched, we expect ralinepag’s once-daily dosing profile to position it favorably compared with Uptravi (selexipag), which is a twice-daily IP-receptor agonist marketed by Johnson & Johnson for the treatment of PAH. In 2023, Johnson & Johnson reported global sales of Uptravi of nearly $1.6 billion, including over $1.3 billion in U.S. sales, reflecting a growth rate of approximately 20% over 2022.
Organ Manufacturing
Each year, end-stage organ failure kills millions of people. A significant number of these patients could have benefited from an organ transplant. Unfortunately, the number of usable, donated organs available for transplantation has not grown significantly over the past half century, while the need has soared. Our long-term goals are aimed at addressing this shortage. With advances in technology, we believe that creating an unlimited supply of tolerable manufactured organs is now principally an engineering challenge, and we are dedicated to finding engineering solutions. We are engaged in research and development of a variety of technologies designed to increase the supply of transplantable organs and tissues and to improve outcomes for transplant recipients through xenotransplantation, regenerative medicine, 3-D organ bioprinting, bio-artificial organs, and ex vivo lung perfusion.
While we continue to develop and commercialize therapies for rare and life-threatening conditions, we view organ manufacturing as a complementary solution for a broad array of diseases, many of which (such as PAH and PH-ILD) have proven incurable to date despite the availability of pharmaceutical and biologic therapies. For this reason, we included the development of “technologies that expand the availability of transplantable organs” as part of our express public benefit purpose when we converted United Therapeutics to a PBC in 2021.
Xenotransplantation
Our xenotransplantation program includes three development-stage organ products known as “xenografts”, which are intended to be xenotransplanted from genetically modified pigs into humans.

2023 Annual Report	9

The UHeart™ is a development-stage heart from a pig with ten genetic modifications to support organ functioning in the human body. Six human genes were added to the pig genome to facilitate immune acceptance of the organ, while four genes were removed or “knocked out”: three that contribute to porcine organ rejection in humans and one that can cause organ growth beyond what is normal for humans. The UKidney™ is a kidney from the same pig with ten gene modifications.
The UThymoKidney™ is a development-stage kidney from a pig with a single genetic modification, together with tissue from the pig’s thymus. The pig’s thymus tissue is intended to condition the recipient’s immune system to recognize the UThymoKidney as “self” and reduce the likelihood of rejection. The single gene that is inactivated in the pig is responsible for the synthesis of alpha-gal, a sugar on the surface of cells that can cause the immediate rejection of an organ when transplanted into the human body. Because tissues from pigs containing this modification do not contain detectable levels of the alpha-gal sugar, we refer to materials derived from this pig as GalSafe®. In December 2020, the GalSafe pig was approved by the FDA for use as human food or as a potential source for biomedical purposes. Meat from GalSafe pigs is currently being produced for individuals with alpha-gal syndrome, an allergy to meat caused by a bite from the lone star tick. This approval marked only the second FDA approval of a genetically modified animal as a source of food, and the first such approval for a mammal.
We have entered into agreements with Johns Hopkins University (JHU), New York University (NYU), the University of Alabama at Birmingham (UAB), and the University of Maryland, Baltimore (UMB) to perform preclinical testing of our porcine xenografts, with the goal of commencing human clinical trials in the near term. These collaborations have been generating data regarding our UHearts, UKidneys, and UThymoKidneys. In addition to evaluating our xenografts in animal models, our research efforts have used innovative preclinical human models to obtain insights into how xenografts function inside the human body. We continue to share knowledge learned from these experiments with the FDA in advance of beginning human clinical trials.
In February 2024, we inaugurated a clinical-scale, designated pathogen-free (DPF) facility in Virginia and are working toward populating the facility with animals during the first quarter of 2024. When fully operational, we expect this DPF to supply cGMP-compliant xenografts for human clinical trials, with a target capacity of up to 125 organs per year. This facility cost approximately $75 million to construct. We are planning to build additional cGMP DPF facilities at commercial scale, each with target capacities of approximately 1,000 organs per year. While these projects will be capital intensive, the timing and volume of these expenditures will be staggered and paced in a manner intended to balance our need to address market demand as soon as possible following launch with the need to defer the most significant capital expenditures until we achieve certain clinical trial milestones.
Key accomplishments in our xenotransplantation program include the following:
•First Successful Xenotransplants of Porcine Hearts: University of Maryland School of Medicine (UMSOM) surgeons have successfully transplanted UHearts into two living human patients. These procedures were authorized by the FDA on a single-patient, expanded access (also called “compassionate use”) basis. The FDA’s compassionate use regulations allow a physician to apply to use an unapproved product outside of a clinical trial to treat an individual patient with a serious or immediately life-threatening disease or condition when no satisfactory alternative therapy is available. The first patient, transplanted in January 2022, survived for approximately two months with the UHeart. In June 2022, data from this procedure were published in the New England Journal of Medicine. The second patient, transplanted in September 2023, survived for approximately six weeks with the UHeart. We and our collaborators continue to evaluate data from these human transplants.
•Successful UKidney and UHeart Tests in Preclinical Human Models: In 2021, surgeons at NYU and UAB tested UThymoKidneys and UKidneys from our genetically modified pigs in brain-dead organ donors maintained on artificial support, providing preclinical evidence that genetically modified pig organs could transcend the most proximate immunological barriers to xenotransplantation. These studies using a preclinical human decedent model were conducted in brain-dead organ donors whose organs were determined to be ineligible for donation, with the consent of the donor’s family. Results of the UAB experiments were published in the American Journal of Transplantation in January 2022 and the Journal of Clinical Investigation in January 2024, and results of the NYU experiments were published in the New England Journal of Medicine in May 2022.
In June and July 2022, NYU surgeons tested two UHearts from our genetically modified pigs in brain-dead organ donors maintained on artificial support. In each case, normal function was observed for our UHearts over a three-day study period, without signs of early rejection. The results were published in Nature Medicine in July 2023.
In September 2023, NYU surgeons completed a 61-day study of a UThymoKidney in a brain-dead organ donor maintained on artificial support. This experiment marked the longest documented case of a xenotransplanted organ functioning in a human body. Publications of the result of this experiment are expected in the near term.
Regenerative Medicine, Bio-Artificial Organs, and 3-D Organ Bioprinting
•ULobe™. The ULobe is a development-stage engineered lung lobe made using a porcine lung scaffold that is decellularized and then re-cellularized with cells from a human donor other than the recipient (also called “allogeneic” cells). In 2023, our Regenerative Medicine Laboratory in Research Triangle Park, North Carolina produced 450 decellularized lung scaffolds, 220 recellularized lungs, and 1.7 trillion human cells for use in recellularization.

10	United Therapeutics, a public benefit corporation

•ULung™. The ULung is a development-stage engineered lung composed of a 3-D printed lung scaffold cellularized with either allogeneic human lung cells, or the patient’s own cells (known as “autologous” cells), with the goal of reducing or eliminating the need for immunosuppression. The lung scaffold used in the ULung is printed using 3-D printers being developed in collaboration with 3D Systems, Inc. Our Organ Manufacturing Group located in Manchester, New Hampshire, has achieved recognition for developing the world’s most complex 3-D printed object. Its lung scaffold designs consist of a record 44 trillion voxels that lay out 4,000 kilometers of pulmonary capillaries and 200 million alveoli, which demonstrate gas exchange in preclinical models. Under our agreement with 3D Systems, we also have the exclusive right to develop additional human solid organs using 3D Systems’ printing technology.
•Miromatrix Medical. In December 2023, we completed the acquisition of Miromatrix Medical Inc. (Miromatrix), a company based in Minnesota, focused on the development of new technologies for generating manufactured kidneys and livers composed of human primary cells. The Miromatrix external liver assist product, called miroliverELAP®, uses a decellularized porcine liver matrix that has been seeded with human-derived cells and an extracorporeal blood circuit to maintain liver support in patients experiencing acute liver failure. Miromatrix first used its decellularization technology to successfully develop two acellular products, MiroMesh® and MiroDerm®, which received FDA 510(k) clearance for hernia repair and wound care applications, respectively, and which were later spun off by Miromatrix. In January 2024, the FDA cleared the Miromatrix IND for miroliverELAP, and we are planning to commence enrollment of a phase 1 study in patients with acute liver failure in 2024. We expect this study will be the first human clinical trial of a manufactured organ. Miromatrix is also developing miroliver®, a fully-implantable manufactured liver product, and mirokidney®, a fully implantable manufactured kidney product, both of which are based on decellularized porcine organ scaffolds that have been reseeded with human-derived cells. Initially the Miromatrix products are intended to be allogeneic, requiring the use of standard immunosuppression protocols. Future versions may be based on autologous cells, reducing or eliminating the need for immunosuppression drugs.
•IVIVA Medical. In October 2023, we completed the acquisition of IVIVA Medical, Inc. (IVIVA), a preclinical stage company based in Massachusetts, focused on bio-artificial manufactured kidney products. IVIVA’s preclinical implantable kidney product uses autologous cells to mimic important physiological functions of native kidneys in recipients to support their native kidney function. The product is designed to replace the need for external kidney dialysis, without the need for immunosuppression.
Ex Vivo Lung Perfusion
Our ex vivo lung perfusion (EVLP) program uses the first FDA-approved acellular EVLP technology on the market, the XVIVO Perfusion System (XPS™) with Steen Solution™ Perfusate, to offer the only commercially-available centralized EVLP service in the United States. EVLP technology increases the number of transplantable lungs by giving surgeons the ability to assess the function of marginal lungs to determine if the lungs are suitable for transplantation. This allows for the transplantation of lungs that would have otherwise not been transplanted. Centralized EVLP services make EVLP available to small and large transplant centers and remove barriers to the transplantation process to optimize organ utilization and increase the supply of transplantable lungs.
Our wholly-owned subsidiary, Lung Bioengineering Inc., provides commercial EVLP services on a fee-for-service basis to transplant centers through dedicated facilities located in Silver Spring, Maryland and Jacksonville, Florida, using the XPS System. Lung Bioengineering has also recently completed a registrational study of another centralized EVLP technology called the Centralized Lung Evaluation System (CLES) and plans to submit a PMA to the FDA during 2024 for commercial approval of CLES.
As of the end of 2023, approximately 380 patients have received lung transplants following use of our centralized EVLP service.
Sustainable Delivery of Organs
Together with therapeutic interventions, we are developing scalable technologies to efficiently deliver an unlimited supply of manufactured organs to transplant centers and waiting patients, while minimizing environmental impact. Our drone delivery research efforts are focused on the development of piloted and autonomous electric vertical take-off and landing (eVTOL) aircraft systems to quickly, reliably, and sustainably deliver organs for transplant from manufacturing facilities to transplant centers.
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

2023 Annual Report	11

Therapeutics discontinued enrollment of new patients at the end of 2022 when we ceased funding the SAPPHIRE program. After reviewing the data from the SAPPHIRE study, which enrolled 12 patients and is expected to unblind in the first half of 2024, we will decide whether to pursue a BLA for Aurora-GT, and Northern Therapeutics will consider whether to initiate further studies. We have the exclusive right to pursue this technology in the United States. Under our agreement with Northern Therapeutics, we funded all of the expenses of the SAPPHIRE program through the end of 2022; thereafter, Northern Therapeutics is solely responsible for all future costs of developing Aurora-GT outside the United States.
RemoPro
During the second quarter of 2023, we terminated the RemoPro program, which was focused on developing a prodrug form of Remodulin.
Sales and Marketing
Our marketing strategy for our commercial PAH and PH-ILD products is to use our sales and marketing teams to reach out to the prescriber community to: (1) increase PAH and PH-ILD awareness; (2) increase understanding of the progressive nature of PAH and the importance of early treatment; (3) communicate the increased risks when ILD patients develop PH-ILD; and (4) increase awareness of our commercial products and how they fit into the various stages of disease progression and treatment.
Distribution of Commercial Products
United States Distribution of Tyvaso DPI, Nebulized Tyvaso, Remodulin, Remunity Pump, Orenitram, and Unituxin
We distribute Tyvaso DPI, nebulized Tyvaso, Remodulin, the Remunity Pump, and Orenitram throughout the United States through two contracted specialty pharmaceutical distributors: Accredo Health Group, Inc. and its affiliates (Accredo) and Caremark, L.L.C. (CVS Specialty). These distributors are required to maintain certain minimum inventory levels in order to ensure an uninterrupted supply to patients who are prescribed our therapies. We compensate Accredo and CVS Specialty on a fee-for-service basis for certain ancillary services in connection with the distribution of these products. If any of our distribution agreements expire or terminate, we may, under certain circumstances, be required to repurchase any unsold inventory held by our distributors.
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
We distribute Unituxin throughout the United States through an exclusive distribution agreement with ASD Specialty Healthcare, Inc. (ASD), an affiliate of Cencora, Inc. (formerly known as AmerisourceBergen Corporation). Under this agreement, we sell Unituxin to ASD at a transfer price that we establish, and we pay ASD fees for services provided in connection with the distribution and support of Unituxin.
To the extent we increase the price of any of these products, increases are typically in the single-digit percentages per year.
United States Distribution of Adcirca
Under our manufacturing and supply agreement with Lilly, Lilly manufactures and distributes Adcirca on our behalf through its wholesaler network in the same manner that it distributes its own pharmaceutical products. Under the terms of this agreement, we take title to Adcirca upon completion of its manufacture by Lilly. Adcirca is shipped to customers in accordance with purchase orders received by Lilly. Upon shipment, Lilly sends an invoice and collects the amount due from the customer subject to customary discounts and rebates, if any. Although Lilly provides these services on our behalf, we maintain the risk of loss as it pertains to inventory, product returns, and non-payment of invoices. The manufacturing and supply agreement will continue in effect until the December 31, 2026 expiration or earlier termination of our license agreement for Adcirca. Lilly retains authority under the license agreement for all regulatory activities with respect to Adcirca as well as its retail pricing. We have also established a patient assistance program in the United States, which provides Adcirca to eligible uninsured or under-insured patients at no charge.

12	United Therapeutics, a public benefit corporation

International Distribution of Tyvaso DPI, Nebulized Tyvaso, Remodulin, Orenitram, and Unituxin
We currently sell Remodulin outside the United States to various distributors, each of which has exclusive distribution rights in one or more countries within Europe, the Middle East, Asia, and South and Central America. Our primary distributor outside the United States is Grupo Ferrer Internacional, S.A. (Ferrer), which holds Remodulin marketing authorization rights in many of these territories. We sell nebulized Tyvaso commercially to distributors that have exclusive distribution rights in Argentina and Israel. We also sell nebulized Tyvaso exclusively through Mochida in Japan, where the product was approved in late 2022. We also distribute Remodulin and Unituxin in Canada through a specialty pharmaceutical wholesaler. In some of the markets where we are not licensed to market Remodulin, Remodulin is available, but not marketed, on a named patient basis in which therapies are approved for individual patients by a national medical review board, hospital, or health plan on a case-by-case basis. Similar named-patient programs are also available for nebulized Tyvaso in certain countries. We entered into exclusive agreements with Ferrer to distribute Orenitram and nebulized Tyvaso throughout the territories where it also has distribution rights for Remodulin. Initial feedback from the EMA has indicated that approval of either Orenitram or nebulized Tyvaso would require another large clinical trial of the applicable product. As such, the likelihood of commercially launching these products in the European Economic Area is remote. In December 2023, the U.K. Medicines and Healthcare products Regulatory Authority (MHRA) provided positive feedback to Ferrer indicating that the INCREASE study and data from its open label extension could support a marketing authorisation application (MAA) for nebulized Tyvaso to treat PH-ILD without further clinical studies. As a result, Ferrer plans to submit an MAA to the MHRA in mid-2024. We distribute Unituxin in Japan exclusively through Ohara, which obtained Japanese marketing authorization during the second quarter of 2021.
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
Tyvaso DPI, Nebulized Tyvaso, Remodulin, and Orenitram Proprietary Rights
We have a number of issued patents and pending patent applications covering our treprostinil-based products, Tyvaso DPI, nebulized Tyvaso, Remodulin, and Orenitram. We have three unexpired patents related to the manufacture of treprostinil that expire in 2028 and are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book (see Orange Book below), for Tyvaso DPI, nebulized Tyvaso, Remodulin, and Orenitram. One of these patents is subject to the IPR proceedings discussed below under Generic Competition and Challenges to our Intellectual Property Rights.
In addition to the treprostinil patents noted above, we have other patents specific to our individual treprostinil-based products, including the following:
•Tyvaso DPI. We have three Orange Book-listed U.S. patents that we license from MannKind directed to the composition of Tyvaso DPI drug product, which expire in 2025, 2030, and 2035, respectively. We have another two issued U.S. patents listed in the Orange Book directed to a method of treating pulmonary hypertension (expiring in 2027) and a method of improving exercise capacity in patients with PH-ILD (expiring in 2042). Additionally, our license agreement

2023 Annual Report	13

with MannKind includes rights to a substantial portfolio of additional issued U.S. patents related to a component of the drug product and methods of making the drug product, which expire at various dates through 2035, and pending applications that, if issued, could extend protection to 2042 or beyond.
•Nebulized Tyvaso. We have been granted two U.S. patents directed to a method of treating pulmonary hypertension and a kit for treating pulmonary hypertension. These two patents expire in 2028 and are listed in the Orange Book. We have also been granted two patents on methods of treating pulmonary hypertension by administering treprostinil by inhalation, which expire in 2027. These two patents are also listed in the Orange Book. Additionally, we have been granted a patent directed to a method of improving exercise capacity in PH-ILD patients, which expires in 2042.
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
•Orenitram. Our U.S. patents for Orenitram cover methods of use for treating PAH, orally administered formulations, controlled moisture storage and manufacturing methods, as well as those covering controlled release formulations licensed to us by Supernus Pharmaceuticals Inc. (Supernus). These patents will expire in the United States between 2024 and 2031.
We have international counterparts to many of the patents discussed above and additional pending U.S. and international patent applications related to Tyvaso DPI, nebulized Tyvaso, Remodulin, and Orenitram.
Orange Book
In seeking approval of a drug through an NDA or upon issuance of new patents following approval of an NDA, applicants are required to submit to the FDA each patent that has claims covering the applicant’s product or a method of using the product. Each of the patents submitted is then published in the Orange Book. See Governmental Regulation—Patent Term and Regulatory Exclusivity below for further details. Tyvaso DPI currently has eight unexpired Orange Book-listed patents with expiration dates ranging from 2025 to 2042. Nebulized Tyvaso currently has eight unexpired Orange Book-listed patents expiring at various dates from 2027 to 2042. Remodulin currently has ten unexpired Orange Book-listed patents with expiration dates ranging from 2024 to 2029. Orenitram currently has twelve unexpired Orange Book listed patents with expiration dates ranging from 2024 to 2031. Additional patent applications are pending, and if granted, may be eligible for listing in the Orange Book.
Regulatory Exclusivity
•Tyvaso DPI and Nebulized Tyvaso. In 2010, the FDA granted orphan drug designation for Tyvaso, which resulted in an orphan exclusivity period that expired in July 2016. In March 2021, the FDA granted Tyvaso three-year clinical trial exclusivity for PH-ILD as a result of the INCREASE study and the expansion of the Tyvaso label to include a PH-ILD indication. This exclusivity period will extend through March 2024, and also covers Tyvaso DPI for PH-ILD. In 2004, the European Commission designated Tyvaso an orphan medicinal product for the treatment of both PAH and chronic thromboembolic pulmonary hypertension, which would confer a ten-year exclusivity period commencing if and when we obtain marketing approval. In December 2020, the FDA granted orphan designation for treprostinil for the treatment of IPF. Thus, if we obtain FDA approval to update the Tyvaso DPI and/or nebulized Tyvaso labeling to include an IPF indication, then the FDA should grant seven-year orphan drug exclusivity for this new indication. The EMA has also granted orphan drug designation for treprostinil to treat IPF.
•Remodulin. Regulatory exclusivity for Remodulin in the United States and Europe has expired.
•Orenitram. In November 2019, following approval of our supplemental NDA to reflect the FREEDOM-EV results in the Orenitram label, the FDA granted orphan exclusivity for the new indication that Orenitram delays disease progression in PAH patients. This exclusivity expires in October 2026.
Supernus License
In 2006, we entered into an exclusive license agreement with Supernus to use certain of its technologies in manufacturing Orenitram. Under the agreement, we paid Supernus certain amounts upon the achievement of specified milestones based on the development and commercial launch of Orenitram for PAH, and we would be obligated to make additional milestone payments if we develop Orenitram for a second indication. In addition, the agreement provides that we will pay a single-digit percentage royalty based on net worldwide sales. The term of this royalty expires during the fourth quarter of 2026.
Manufactured Organ Proprietary Rights
We have a large portfolio of pending patent applications and issued patents that could protect our proprietary rights in our manufactured organ products. We own patents, and have licensed rights under third-party patents, covering various aspects of our organ manufacturing programs; we do not view any one patent or particular group of patents as critical to our organ

14	United Therapeutics, a public benefit corporation

manufacturing programs. For example, we have over 50 pending patent applications and one issued U.S. patent covering various aspects of our 3-D organ bioprinting program, and we have exclusively licensed an extensive 3-D printing patent portfolio from 3D Systems for use in the field of solid organ manufacturing. Our xenotransplantation patent portfolio includes over 150 pending applications and issued patents, including nearly one hundred issued patents in the U.S. and abroad. Our regenerative medicine patent portfolio, including our newly-acquired Miromatrix and IVIVA programs, includes over 300 pending applications and issued patents.
Our patent portfolio covers various aspects of our organ manufacturing programs, including genetic constructs, manufacturing methods, end products, and components used in the manufacture of organs. The applicability of our patent portfolio to our programs will depend on the final commercial organ manufacturing products we provide and processes we use and the timing of regulatory approvals. In addition, we may rely on trade secret protection for certain aspects of our organ manufacturing programs.
Generic Competition and Challenges to our Intellectual Property Rights
Remodulin—Generic Competition
We settled litigation with Sandoz, Inc. (Sandoz) related to its ANDA seeking FDA approval to market a generic version of Remodulin and in March 2019, Sandoz announced the availability of its generic product in the United States. We have also entered into similar settlement agreements with other generic companies, some of which have also launched sales of generic versions of Remodulin. Through December 31, 2023, we have seen limited erosion of Remodulin sales as a result of the availability of generic treprostinil injection in the United States. We are currently engaged in litigation with Sandoz and its marketing partner, RareGen (now a subsidiary of Liquidia Corporation, the parent company of Liquidia Technologies, Inc. (Liquidia)), related to the infusion devices used to administer Remodulin subcutaneously. We understand that generic treprostinil was initially launched by Sandoz/RareGen for use only by intravenous infusion. In May 2021, Sandoz/Liquidia Corporation announced that Sandoz’s generic treprostinil was made available for subcutaneous use, following FDA clearance of a cartridge that can administer the product via the Smiths Medical CADD MS-3 pump. See Note 14—Litigation, to our consolidated financial statements included in this Report.
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
Liquidia—Yutrepia
We are engaged in patent litigation with Liquidia concerning four patents related to Tyvaso DPI and nebulized Tyvaso. The litigation is proceeding in parallel in two fora: (1) federal court; and (2) the Patent Trial and Appeal Board (PTAB) of the U.S. Patent and Trademark Office (USPTO).
In January 2020 Liquidia submitted an NDA to the FDA for approval of Yutrepia™, a dry powder formulation of treprostinil for inhalation, to treat PAH. The Yutrepia NDA was submitted under the 505(b)(2) regulatory pathway with nebulized Tyvaso as the reference listed drug and received tentative approval from the FDA in November 2021. If and when Liquidia launches commercial sales of Yutrepia, it would compete directly with Tyvaso DPI, nebulized Tyvaso, and our other treprostinil-based products.
Following the initial submission of the Yutrepia NDA, we filed a lawsuit in federal district court against Liquidia for infringement of three of our patents: U.S. Patent Nos. 9,604,901 (the ’901 patent), 9,593,066 (the ’066 patent), and 10,716,793 (the ’793 patent). In December 2021, we filed a stipulation that the ’901 patent would not be infringed by Liquidia based on the court’s claim construction ruling. In August 2022, the court found that Liquidia’s product would infringe the ’793 patent and that Liquidia had not proved that any claim of that patent is invalid. The court also determined that Liquidia had proved that certain claims of the ’066 patent were invalid and that we had not proved Liquidia’s infringement of another ’066 patent claim. Accordingly, the court issued a final judgment that bars the FDA from approving Liquidia’s approved product until expiration of the ’793 patent in May 2027. The parties each appealed portions of the decision adverse to them, and in July 2023, the appellate court issued its decision affirming the district court decision in its entirety. The court subsequently

2023 Annual Report	15

denied the parties’ requests for rehearing, and the appellate court decision is now final. On January 23, 2024, Liquidia filed a petition for writ of certiorari with the U.S. Supreme Court seeking review of the appellate decision. That petition was denied on February 20, 2024.
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
•’793 patent: In August 2021, the PTAB instituted IPR proceedings related to this patent. In July 2022, the PTAB issued a final written decision finding all claims of this patent to be unpatentable. We appealed this decision, and the appellate court affirmed the PTAB’s decision. On January 19, 2024, we filed a petition for rehearing with the appellate court, and that petition is pending. All claims of this patent remain valid until any IPR appeals are exhausted.
Liquidia could obtain final FDA approval for its proposed product prior to May 2027 in two circumstances: (1) Liquidia could prevail on appeal, either from the district court judgment or IPR proceedings, such that its product is not found to infringe any valid claims of our patents; or (2) the district court could modify the district court order barring FDA approval of its product. Liquidia has filed a motion with the district court to modify the final judgment such that it can obtain final FDA approval immediately, and that motion is fully briefed and pending.
On September 5, 2023, we filed a lawsuit in federal district court against Liquidia for infringement of the ’793 patent based on Liquidia’s efforts to obtain approval from the FDA for a PH-ILD indication for Yutrepia. On November 30, 2023, we filed an amended complaint to assert a new patent: U.S. Patent No. 11,826,327 (the ’327 patent). The claims of the ’327 patent generally cover improving exercise capacity in patients suffering from PH-ILD by inhaling treprostinil at specific dosages. On January 22, 2024, we filed a stipulation withdrawing the ’793 patent from the case. As a result, the ’327 patent is the only patent at issue in the case. Liquidia answered the complaint asserting a variety of defenses. The case is pending, and the court has not yet set a schedule for the case.
The FDA granted nebulized Tyvaso three-year clinical trial exclusivity for the treatment of PH-ILD, expiring in March 2024, as a result of the INCREASE study of nebulized Tyvaso for the treatment of PH-ILD, and the expansion of the nebulized Tyvaso label to include a PH-ILD indication. This exclusivity covers both Tyvaso DPI and nebulized Tyvaso for the treatment of PH-ILD and precludes the FDA from approving a PH-ILD indication for Yutrepia prior to the expiration of clinical trial exclusivity. On July 24, 2023, we received a Paragraph IV Certification Notice Letter from Liquidia notifying us that they had submitted an amendment to the Yutrepia NDA to include a PH-ILD indication to the FDA. In September 2023, Liquidia announced that the FDA had accepted this amendment for review, and set a PDUFA target action date of January 24, 2024. On January 25, 2024, Liquidia announced that the FDA had not yet completed its review of the NDA and did not provide an updated timeline. On January 25, 2024, Liquidia announced that the FDA had not yet completed its review of the NDA and did not provide an updated timeline.
On February 20, 2024, we filed a lawsuit against the FDA in federal district court regarding its review of Liquidia’s PH-ILD amendment. We allege that Liquidia’s amendment to its NDA to add PH-ILD to the Yutrepia labeling was improper under FDA rules, precedents, and procedures, and instead Liquidia should have submitted an entirely new NDA. In our lawsuit, we have requested that FDA require Liquidia to submit a new NDA in lieu of its NDA amendment. In the event a new NDA is submitted, we believe Liquidia will be required to follow the Hatch-Waxman Paragraph IV notification process, and as a result our lawsuit asserting infringement of the ‘327 patent would result in a 30-month stay preventing the FDA from approving the new NDA until the earlier of resolution of the litigation or 30 months following receipt of a Paragraph IV notice from Liquidia.
For further details, see Note 14—Litigation, to our consolidated financial statements.
Adcirca—Generic Competition
A U.S. patent for Adcirca for the treatment of pulmonary hypertension expired in November 2017 and FDA-conferred regulatory exclusivity expired in May 2018, leading to the launch of a generic version of Adcirca by Mylan N.V. in August 2018, and by additional companies in February 2019. Generic competition for Adcirca has had a material adverse impact on Adcirca net product sales.
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

16	United Therapeutics, a public benefit corporation

its treprostinil product and/or prevail in any patent litigation, our affected product(s) would become subject to increased competition. Patent expiration, patent litigation, and competition from generic or other branded treprostinil manufacturers could have a significant, adverse impact on our treprostinil-based product revenues (including the anticipated revenues from new products such as Tyvaso DPI), our profits, and our stock price. These potential effects are inherently difficult to predict. For additional discussion, see the risk factor entitled, Our intellectual property rights may not effectively deter competitors from developing competing products that, if successful, could have a material adverse effect on our revenues and profits, contained in Part I, Item 1A—Risk Factors included in this Report.
Adcirca License Agreement
In 2008, Lilly granted us an exclusive license to develop, market, promote, and commercialize Adcirca for the treatment of pulmonary hypertension in the United States. We agreed to pay Lilly royalties based on our net product sales of Adcirca. Lilly retained the exclusive rights to develop, manufacture, and commercialize pharmaceutical products containing tadalafil, the active pharmaceutical ingredient in Adcirca, for the treatment of pulmonary hypertension outside of the United States and for the treatment of other diseases worldwide. Lilly retained authority for all regulatory activities with respect to Adcirca and for setting the wholesale price of Adcirca. In May 2017, we amended our Adcirca license agreement with Lilly in order to clarify and extend the term of the agreement and to amend the economic terms of the agreement following a patent expiry in November 2017. As a result, we are required to make milestone payments to Lilly equal to $325,000 for each $1.0 million in net product sales, plus a royalty equal to ten percent of our net product sales. The current term of our Adcirca license agreement expires December 31, 2026. Following expiration of the agreement, we will remain obligated to refund the purchase price of any Adcirca that we previously sold to distributors that expires unsold. For additional discussion, see our Adcirca product description included in Part I, Item 1—Business Overview—Products to Treat Pulmonary Arterial Hypertension.
We also agreed to purchase Adcirca at a fixed manufacturing cost. The agreement provides a mechanism, generally related to the increase in the national cost of pharmaceutical manufacturing, pursuant to which Lilly may raise the manufacturing cost of Adcirca.
Unituxin Proprietary Rights and Regulatory Exclusivity
Approval of our BLA for Unituxin conferred a 12-year data exclusivity period through March 2027, during which the FDA may not approve a biosimilar for Unituxin. Our orphan drug exclusivity in the United States for Unituxin expired in March 2022. Under a non-exclusive license agreement with The Scripps Research Institute, we pay a royalty of one percent of Unituxin net product sales. We have no patents covering Unituxin.
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
Tyvaso DPI and the MannKind Agreement
In September 2018, we entered into a worldwide, exclusive license and collaboration agreement with MannKind for the development and commercialization of Tyvaso DPI for the treatment of PAH. The agreement became effective on October 15, 2018.
Under our agreement with MannKind, we are responsible for global development, regulatory, and commercial activities related to Tyvaso DPI, and we share manufacturing responsibilities with MannKind. Under the terms of the agreement, we paid MannKind $45.0 million following the effectiveness of the agreement in October 2018, and we paid $25.0 million in each of 2019 and 2020 following the achievement of specific development targets. The agreement also requires us to pay MannKind a ten percent royalty on our net sales of Tyvaso DPI, subject to certain reductions. In addition, we have the option, in our sole discretion, to expand the license to include other active ingredients for the treatment of pulmonary hypertension. We will pay MannKind up to $40.0 million in additional option exercise and development milestone payments

2023 Annual Report	17

for each product (if any) added to the license pursuant to this option, as well as a low double-digit royalty on our net sales of any such product.
In December 2023, MannKind entered into a royalty purchase agreement with Sagard Healthcare Funding Partners Borrowers 2 SPE, LP, with our consent, to sell ten percent of the royalties payable under the license agreement (i.e., one percentage point of the ten percent royalty) in exchange for $150.0 million up-front, plus up to an additional $50.0 million if net sales of Tyvaso DPI meet certain thresholds. Based on the up-front purchase price alone, the implied net present value of future Tyvaso DPI net revenues is $15.0 billion.
Under our license agreement with MannKind, we have an exclusive license to a variety of granted and pending patents and patent applications related to treprostinil inhalation powder and the Dreamboat device, including multiple patent families covering the U.S. and other major market countries. These patents cover drug formulation, devices and device components, and manufacturing processes and intermediates. For additional detail concerning these patents, see Tyvaso DPI, Nebulized Tyvaso, Remodulin, and Orenitram Proprietary Rights above.
In August 2021 we entered into a commercial supply agreement with MannKind (as amended, the Supply Agreement). Pursuant to the Supply Agreement, MannKind is responsible for manufacturing and supplying Tyvaso DPI to us on a cost-plus basis. Unless earlier terminated, the initial term of the Supply Agreement continues until December 31, 2031 and will thereafter be renewed automatically for additional, successive two-year terms unless we give 24 months’ written notice of non-renewal, or MannKind gives 48 months’ written notice of non-renewal, prior to the end of the initial term or any additional renewal term. In addition, each party has customary termination rights, including termination for the other party’s material breach that is not cured within a specific timeframe or in the event of liquidation, bankruptcy, or insolvency of the other party.
Ralinepag and the Arena Agreement
On November 15, 2018, we entered into an exclusive license agreement with Arena Pharmaceuticals, Inc. (Arena) related to ralinepag. On January 24, 2019, in connection with the closing of the transactions contemplated by the license agreement: (1) Arena granted to us perpetual, irrevocable, and exclusive rights throughout the universe to develop, manufacture, and commercialize ralinepag; (2) Arena transferred to us certain other assets related to ralinepag, including, among others, related domain names and trademarks, permits, certain contracts, inventory, regulatory documentation, Investigational New Drug (IND) Application No. 109021 (related to ralinepag), and non-clinical, preclinical, and clinical trial data; (3) we assumed certain limited liabilities from Arena, including, among others, all obligations arising after the closing under the assumed contracts and the IND described above; and (4) we paid Arena $800.0 million, which we expensed as acquired in-process research and development and included within research and development expenses in our consolidated statements of operations for the year ended December 31, 2019. We will also pay Arena: (1) a one-time payment of $250.0 million for the first, if any, marketing approval we receive in the United States for an inhaled version of ralinepag to treat PAH; (2) a one-time payment of $150.0 million for the first, if any, marketing approval we receive in any of Japan, France, Italy, the United Kingdom, Spain, or Germany for an oral version of ralinepag to treat any indication; and (3) low double-digit, tiered royalties on net sales of any pharmaceutical product containing ralinepag as an active ingredient, subject to certain adjustments for third-party license payments. Under our license agreement with Arena, we have an exclusive license to a variety of granted and pending patents and applications related to ralinepag covering drug formulation, manufacturing, and dosage, among others. Many of these patents and patent applications would be eligible for listing in the Orange Book. In March 2022, Arena was acquired by Pfizer Inc. Based on potential patent term extensions and additional patent filings, we believe that U.S. patent protection for ralinepag will likely last through at least the mid-2030s.
Other
We are party to various other license agreements related to therapies and technologies under development. These license agreements require us to make payments based on a percentage of sales if we are successful in commercially developing these therapies, and may require other payments upon the achievement of certain milestones.
Manufacturing and Supply
We synthesize treprostinil, the active ingredient in Tyvaso DPI, nebulized Tyvaso, and Remodulin, and treprostinil diolamine, the active ingredient in Orenitram, at our facilities in Silver Spring, Maryland. We produce dinutuximab, the active ingredient in Unituxin, at our Silver Spring facility. We manufacture drug product for nebulized Tyvaso, Remodulin, and Unituxin at our Silver Spring facility. We manufacture Orenitram drug product and we package, warehouse, and distribute nebulized Tyvaso, Remodulin, Orenitram, and Unituxin at our facilities in Research Triangle Park, North Carolina.
We maintain, at a minimum, a two-year inventory of nebulized Tyvaso, Remodulin, and Orenitram based on expected demand, and we contract with third-party contract manufacturers to supplement our capacity for some products, in order to mitigate the risk that we might not be able to manufacture internally sufficient quantities to meet patient demand. For example, Simtra BioPharma Solutions (formerly known as Baxter Pharmaceutical Solutions, LLC) is approved by the FDA, the EMA, and various other international regulatory agencies to manufacture Remodulin for us. We rely on Woodstock Sterile

18	United Therapeutics, a public benefit corporation

Solutions to serve as an additional manufacturer of nebulized Tyvaso drug product. We have no plans to develop a redundant manufacturing source for dinutuximab, the active ingredient in Unituxin, or for finished Unituxin or Orenitram drug product.
MannKind warehouses and distributes Tyvaso DPI on our behalf at its Danbury, Connecticut facility. We plan to commence warehousing and distribution of Tyvaso DPI at our Research Triangle Park facilities during the first quarter of 2024, to supplement MannKind’s warehousing and distribution activities. We currently rely entirely on MannKind to manufacture Tyvaso DPI finished drug product and inhalers, and we are constructing a facility in Research Triangle Park to manufacture our own supply of Tyvaso DPI finished drug product.
We rely on Minnetronix Inc. and Phillips-Medisize Corp. to manufacture the nebulizer used in our Tyvaso Inhalation System and various third parties to manufacture the monthly disposable device accessories for the Tyvaso Inhalation System. We rely entirely on Lilly to manufacture Adcirca. We currently rely on third-party contract manufacturers to produce ralinepag.
We rely entirely on third parties to supply pumps and other supplies necessary to administer Remodulin. ICU Medical discontinued manufacturing the MS-3 system used to administer subcutaneous Remodulin, and specialty pharmacy distributors have informed us that supplies of MS-3 pumps are exhausted. ICU Medical has also discontinued manufacturing and distribution of the CADD-Legacy system used to administer intravenous Remodulin. Historically, these were the pumps primarily used to administer Remodulin to patients in the United States. In 2021, we launched the Remunity Pump to administer subcutaneous Remodulin, and in 2022 ICU Medical made an alternative pump, the CADD-Solis, available for intravenous Remodulin. We rely entirely on DEKA and its affiliates to manufacture the Remunity Pump for us. In June 2023, our third-party contract manufacturer, Gilero, obtained FDA clearance for a cartridge to be used with the MS-3 pump for subcutaneous infusion of Remodulin. This clearance will enable us to help ensure continuity of cartridge supplies to existing patients using the MS-3 pump. We are also engaged in further efforts to develop alternative pumps to administer Remodulin.
Although we believe that additional third parties could provide similar products, services, and materials, there are few companies that could replace our existing third-party manufacturers and suppliers. A change in supplier or manufacturer could cause a delay in the manufacturing, distribution, and research efforts associated with our respective products or result in increased costs. See also Item 1A—Risk Factors included in this Report.
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
There are also a wide variety of investigational PAH therapies in development. Therapies in registration-phase studies, or which have completed registration-phase studies, include the following:
•Yutrepia, a dry powder formulation of treprostinil developed by Liquidia, which is designed for pulmonary delivery using a disposable inhaler. In November 2021, Liquidia announced the FDA granted tentative approval for its NDA for Yutrepia to treat PAH, with final approval pending resolution of the regulatory stay triggered by the litigation described above under Patent and Other Property Rights, Strategic Licenses, and Market Exclusivity—Generic Competition and Challenges to our Intellectual Property Rights. In late 2020, Liquidia completed a business combination with RareGen, LLC, which markets a generic version of Remodulin manufactured by Sandoz. Liquidia has submitted an amendment to the Yutrepia NDA to include a PH-ILD indication. In September 2023, Liquidia announced that the FDA had accepted this amendment for review, and set a PDUFA target action date of January 24, 2024. On January 25, 2024, Liquidia announced that the FDA had not yet completed its review of the NDA and did not provide an updated timeline. The regulatory process concerning Liquidia’s NDA is subject to the litigation described in Note 14—Litigation, to our consolidated financial statements.
•Sotatercept, an injected activin signaling inhibitor being developed by Acceleron Pharma, Inc. (Acceleron), which was acquired by Merck, to treat PAH thorough the TGF-beta signaling pathway. Merck announced positive top-line results of a phase 3, registration trial in PAH called STELLAR in October 2022, and submitted an NDA to the FDA with a PDUFA target action date of March 26, 2024. Acceleron indicated it may also study sotatercept in PH-ILD patients.
•Imatinib, a drug currently used to treat cancer under the trade name Gleevec®, is being developed separately for the treatment of PAH by three companies. Tenax Therapeutics, Inc. announced plans to initiate a phase 3 study of an oral formulation. Aerovate Therapeutics, Inc. is conducting a phase 2/3 clinical study of an inhaled, dry powder formulation of imatinib. Aerami Therapeutics Holdings, Inc. completed a phase 1 trial of an inhaled formulation of imatinib in 2023, and has announced plans for a phase 2 study in PAH and PH-ILD patients.
•MK-5475, an inhaled soluble guanylate cyclase stimulator being developed by Merck for PAH in a phase 2/3 trial and in a phase 2 trial for PH-COPD patients.

2023 Annual Report	19

•L606, an inhaled, liposomal form of treprostinil being developed by Pharmosa Biopharm Inc. (Pharmosa) for PAH and PH-ILD, which completed a phase 1 study in healthy volunteers. In June 2023, Liquidia announced it had entered into an exclusive licensing agreement for development and commercialization of L606 in North America, and that the product is the subject of a phase 3 clinical trial in patients with PH-ILD, with the intent of obtaining approval for the treatment of both PAH and PH-ILD via the 505(b)(2) regulatory pathway, with nebulized Tyvaso as the reference listed drug.
Additional therapies being studied for PAH include Insmed Incorporated’s TPIP (INS1009, an inhaled version of treprostinil) (phase 2); Keros Therapeutics’ KER-012 (phase 2); Novartis’ LTP001 (phase 2); Gossamer Bio, Inc.’s seralutinib (GB002) (phase 3); SoniVie’s TIVUS™ (pivotal trial); Respira Therapeutics’ vardenafil (RT234) (phase 2b); and Cereno Scientific’s valproic acid (CS1) (phase 2).
Oral non-prostacyclin therapies (such as PDE-5 inhibitors and ERAs) are commonly prescribed as first-line treatments for less severely ill PAH patients. As patients progress in their disease severity, additional advanced approved therapies, such as inhaled prostacyclin analogues (including Tyvaso DPI and nebulized Tyvaso) or infused prostacyclin analogues (including Remodulin) are then commonly added. Orenitram was the first approved oral prostacyclin-class therapy for PAH in the United States, and offers a more convenient alternative therapy to Remodulin, Tyvaso DPI, and nebulized Tyvaso. The use of available oral therapies could delay many patients’ need for inhaled or infused prostacyclin therapy. As a result, the availability of oral therapies affects demand for our inhaled and infused products. In addition, sotatercept presents a potential new way of treating PAH, and if approved, could provide added competition for our treprostinil-based therapies. A majority of patients enrolled in the STELLAR clinical trials of sotatercept were on background prostacyclin-class therapies such as treprostinil. We believe sotatercept may offer a complementary treatment in combination with our treprostinil-based therapies, although some physicians could choose to prescribe sotatercept prior to initiating prostacyclin therapy.
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
Tyvaso DPI, nebulized Tyvaso, and our other treprostinil-based products may face competition from Liquidia if it obtains final FDA approval of Yutrepia, a dry powder inhaled version of treprostinil.
Aside from Tyvaso DPI and nebulized Tyvaso, there are currently no approved therapies to treat PH-ILD. Several PAH drug candidates are also being developed for PH-ILD (e.g., Yutrepia, L606, sotatercept, imatinib, and TPIP). Other companies are now developing, or may in the future develop, other therapies to treat PH-ILD. In addition, the use of antifibrotic therapies to treat underlying lung disease (such as the IPF therapies discussed below) could delay the onset of group 3 pulmonary hypertension.
Following the results of the INCREASE study, we expanded our investigational efforts with inhaled treprostinil to examine its use to treat the lung diseases underlying PH-ILD, including our TETON 1 and TETON 2 studies of nebulized Tyvaso in IPF patients and the TETON PPF study of nebulized Tyvaso in PPF patients. If the TETON program is successful, we anticipate seeking IPF and PPF indications for nebulized Tyvaso and, following completion of any FDA-required bridging studies, Tyvaso DPI. There are currently two therapies that are approved by the FDA to treat IPF: Ofev® (nintedanib), which is marketed by Boehringer Ingelheim International GmbH, and Esbriet® (pirfenidone), which is marketed by F. Hoffman-La Roche Ltd. (Roche). In addition, Ofev is the only therapy approved to treat PPF. However, clinical studies have indicated that these therapies only slow lung function decline in IPF (and in the case of Ofev, PPF) patients, resulting in a significant unmet need for therapies that halt or reverse lung function decline in IPF and PPF. There are a number of potentially competing therapies in advanced clinical development for IPF. These therapies include, but are not limited to: Boehringer Ingelheim’s BI -015550 (phase 3), Bridge Biotherapeutics’ BBT-877(phase 2), Blade Therapeutics’ BLD-0409 (cudeaxestat) (phase 2), CSL Behring’s CSL312 (garadacimab) (phase2), MediciNova, Inc.’s tipelukast (MN-001) (phase 2), Nitto Biopharma’s ND-L02-s0201 (phase

20	United Therapeutics, a public benefit corporation

2), Bristol Myers Squibb Company’s Orencia® (abatacept) (phase 2), BMS-986278 (phase 3), and CC-90001 (phase 2), Endeavor Biosciences’ ENV-101 (phase 2), Pliant Therapeutics’ PLN-74809 (bexotegrast) (Phase 2), Avavlyn Pharma’s AP01 (phase 2), and Horizon Therapeutics plc’s HZN-825 (phase 2). Some or all of these therapies may also be developed as treatments for PPF.
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
Satisfaction of FDA pre-market approval requirements is extremely costly and typically takes many years. The actual cost and time required may vary substantially based upon the type, complexity, and novelty of the product or disease. Drugs are subject to rigorous regulation and requirements by the FDA in the United States, the EMA in the European Union (EU), and similar regulatory authorities in other countries. The steps ordinarily required before a new drug may be marketed in the United States, which are similar to steps required in most other countries, include: (1) preclinical testing; (2) submission to the FDA of an IND; (3) clinical studies, including well-controlled clinical trials, in healthy volunteers and patients to establish safety, efficacy, and dose-response characteristics for each drug indication; (4) submission of an NDA or BLA to the FDA; and (5) FDA acceptance, review, and approval of the NDA or BLA.
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

2023 Annual Report	21

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
The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing. If the FDA determines that the application is not sufficiently complete to permit substantive review, it may request additional information and decline to accept the application for filing until the information is provided. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of NDAs. Most applications for non-priority drugs are reviewed within ten to twelve months. Special expedited pathways, including “accelerated approval,” “fast track” status, “breakthrough therapy” status, and “priority review” status are granted for certain drugs that offer major advances in treatment, or provide a treatment where no adequate therapy exists. These special pathways can significantly reduce the time it takes for the FDA to review an NDA, but do not guarantee that a product will receive FDA approval. In May 2018, the Right to Try Act established a new regulatory pathway to increase access to unapproved, investigational treatments for patients diagnosed with life-threatening diseases or conditions who have exhausted approved treatment options and who are unable to participate in a clinical trial. The Food and Drug Omnibus Reform Act (FDORA), which was passed as part of the Consolidated Appropriations Act, 2023, expands the FDA’s authority in regulating accelerated approval requirements for drugs and biologics, including allowing the FDA to require initiation of a post-approval study before granting accelerated approval and to expedite withdrawal of approval if the conditions for granting accelerated approval are not satisfied.
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

22	United Therapeutics, a public benefit corporation

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

2023 Annual Report	23

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

24	United Therapeutics, a public benefit corporation

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
After a BLA is approved, the product may also be subject to official lot release, meaning the manufacturer must submit samples of each lot of product to the FDA together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer’s tests performed on the lot. The FDA may also perform certain confirmatory tests on lots of some products, such as viral vaccines, before releasing the lots for distribution by the manufacturer. As with small-molecule drugs, after approval of biologics, manufacturers must address any safety issues that arise, are subject to recalls or a halt in manufacturing, and are subject to periodic inspection after approval.
The Biologics Price Competition and Innovation Act of 2009 (BPCI Act) created an abbreviated approval pathway for biological products shown to be “biosimilar” to an FDA-licensed reference biological product to minimize duplicative testing. Biosimilarity requires the absence of clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, which, absent a waiver, must be shown through analytical studies, animal studies, and at least one clinical study. Intricacies associated with the larger, and often more complex, structures of biological products, as well as the processes by which such products are manufactured, pose significant hurdles to implementation that are still being addressed by the FDA. In July 2018, the FDA announced an action plan to encourage the development and efficient review of biosimilars, including the establishment of a new office within the agency that will focus on therapeutic biologics and biosimilars. On December 20, 2020, Congress amended the Public Health Services Act as part of the COVID-19 relief bill to further simplify the biosimilar review process by making it optional to show that conditions of use proposed in labelling have been previously approved for the reference product, which used to be a requirement of the application. In September 2021, the FDA issued two guidance documents, one final and one draft, intended to inform prospective applicants and facilitate the development of proposed biosimilars and interchangeable biosimilars, as well as to describe the FDA’s interpretation of certain statutory requirements added by the BPCIA. In September 2023, the FDA issued additional draft guidance on the same topic.
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
The 21st Century Cures Act established a new FDA Office of Tissues and Advanced Therapies and Regenerative Medicine Advanced Therapy (RMAT) designation, which makes a product eligible for FDA priority review and accelerated approval. Therapies that are eligible for RMAT designation include cell therapies, therapeutic tissue engineering products, human cell and tissue products, or any combination product using these therapies, with certain exceptions. For RMAT designation, the product also must be intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition, and the preliminary clinical evidence must indicate that the product has the potential to address unmet medical needs for the disease or condition.

2023 Annual Report	25

Regulation of Medical Devices
We currently do not hold any stand-alone medical device authorizations, but we do hold FDA authorization for the Dreamboat inhaler and the Tyvaso Inhalation System as part of the drug-device combination NDAs for Tyvaso DPI and nebulized Tyvaso, respectively. In addition, our business partners have the medical device clearances required to deliver our drugs, including, for example, the Remunity Pump. Medical devices may also be subject to FDA approval and extensive regulation under the FDC Act. Medical devices are classified into one of three classes: Class I, Class II, or Class III. A higher class indicates a greater degree of risk associated with the device and a greater amount of control needed to ensure safety and effectiveness.
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
Devices deemed by the FDA to pose the greatest risks, such as life-sustaining, life-supporting, or some implantable devices, or devices that have a new intended use, or use advanced technology that is not substantially equivalent to that of a legally-marketed device, are placed in Class III, requiring approval of a PMA application. A PMA generally requires data from clinical trials that establish the safety and effectiveness of the device. Once approved, certain changes, such as changes to manufacturing facilities, methods, or quality control procedures, or changes in the design specifications, which affect the safety or effectiveness of the device, require the submission of a PMA Supplement. Some “pre-amendment” devices (devices that were legally marketed prior to May 28, 1976) are unclassified, but are subject to the FDA’s premarket notification and clearance process in order to be commercially distributed. A 510(k) application also sometimes requires clinical data.
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
The 510(k), de novo, and PMA processes can be expensive, lengthy, and unpredictable. The FDA’s 510(k) clearance process usually takes from three to 12 months, but can last longer. The process of obtaining a PMA approval is much more costly and uncertain than the 510(k) clearance process and generally takes from one to three years, or even longer, from the time the application is filed with the FDA. In addition, a PMA approval generally requires the performance of one or more clinical trials. Despite the time, effort, and cost invested by a sponsor, a device may not be approved or cleared by the FDA. The 21st Century Cures Act requires the FDA to establish a program that would expedite access to devices that provide more effective treatment or diagnosis of life-threatening or irreversibly debilitating diseases or conditions, for which no approved or cleared treatment exists or which offer significant advantages over existing approved or cleared alternatives. In December 2018, the FDA published final guidance on this “breakthrough” devices pathway which allows for sponsors to interact directly with the FDA during the development process and to receive prioritized review of their submission. In January 2021, the FDA released final guidance on the Safer Technologies Program (STeP), to encourage the innovation and market entry of device technologies that are safer than current alternatives but that do not otherwise satisfy the breakthrough device criteria, including device technologies to treat non-life-threatening or reasonably reversible conditions. STeP is modeled after the breakthrough device program and is intended to provide similar benefits, including increased communication with the FDA and prioritized review. In September 2023, the FDA updated its guidance entitled “Breakthrough Devices Program Guidance.” The guidance clarifies how the Breakthrough Device Program may apply to certain medical devices that provide more effective treatment or diagnosis methods for life-threatening or irreversibly debilitating diseases or conditions in groups with health or health care disparities.
Clinical trials for medical devices are subject to similar requirements as clinical trials with respect to drugs or biologics. Clinical trials involving significant risk devices (e.g., devices that present a potential for serious risk to the health, safety, or

26	United Therapeutics, a public benefit corporation

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

2023 Annual Report	27

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
The 21st Century Cures Act sets forth a number of provisions pertaining to combination products, such as procedures for negotiating disagreements between sponsors and the FDA and requirements intended to streamline FDA premarket reviews of combination products that contain an already-approved component. For drug-device combination products, comprised of an FDA-approved drug and device primary mode of action, the 21st Century Cures Act applies Hatch Waxman requirements to the premarket review process such that a patent dispute regarding the listed drug may result in the delay of the 510(k) clearance or PMA approval of the combination product. Furthermore, the 21st Century Cures Act applies exclusivity provisions (e.g., new chemical entity and orphan drug exclusivities) to the device clearance and approval process for combination products with a device primary mode of action.
Organ Manufacturing
Our organ manufacturing programs present unique regulatory challenges, relative to our more traditional drugs and biologic products. For example, our xenotransplantation products will be regulated by the FDA’s Center for Biologics Evaluation and Research (CBER) as biologics. However, modifications to the genome of pigs are subject to a separate FDA approval process as new animal drugs, which falls within the purview of the FDA’s Center for Veterinary Medicine. In 2020, the FDA approved our new animal drug application (NADA) for the genetic modification to the GalSafe lineage of pigs that are intended for use as a source of human food consumption and as a source for potential therapeutic products. The GalSafe pig is the source of our development-stage UThymoKidney product. We also plan to seek NADA approval for the pig lineage containing ten genetic modifications that we are using to generate our development-stage UHeart and UKidney products. In addition, production of xenografts intended for xenotransplantation must take place in DPF facilities that meet both cGMP requirements and unique requirements designed to ensure that our pigs are free of pathogens.
Our Miromatrix subsidiary is developing manufactured organs based on porcine scaffolds, but these products are not regulated as xenotransplantation products because they do not contain or require ex vivo contact with live cells, tissues, or organs from a nonhuman animal source. Miromatrix products contain human cells and are therefore subject to regulation as human cell- and tissue-based products. We anticipate that Miromatrix products will each be regulated as a combination product consisting of a device (a porcine-derived extracellular matrix) and a biologic (the human cells used to cellularize the extracellular matrix). We expect that CBER will have primary jurisdiction as the lead FDA review center for Miromatrix products because human cells provide the fundamental mode of action in these products, and that each product will require a BLA. Because these products use cell- and tissue-based components, we anticipate that Miromatrix products will be required to be manufactured in accordance with both cGTP and cGMP standards.
We believe our 3-D printed, regenerative medicine, and bio-artificial organ products will be subject to similar regulatory requirements as the Miromatrix products, and will necessitate BLA approvals in the U.S.
Our CLES EVLP service utilizes an acellular organ perfusate (STEEN™ solution) that is regulated by the FDA as a medical device. As such, we plan to submit a PMA to the FDA for approval of the CLES technology.
In many cases, our manufactured organ products will involve seeking regulatory approval for categories of products that have never been approved by the FDA before, and therefore, our anticipated regulatory approach is subject to change as regulators issue new guidance, and as our discussions with the FDA and other agencies progress.
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

28	United Therapeutics, a public benefit corporation

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
•Remodulin and nebulized Tyvaso are reimbursable under Medicare Part B. The Medicare Part B contractors who administer the program cover Remodulin and nebulized Tyvaso under local coverage determinations and provide reimbursement according to statutory guidelines.
•Medicaid also covers Remodulin, Tyvaso DPI, nebulized Tyvaso, Adcirca, Orenitram, and Unituxin, and, as noted above, we must pay Medicaid rebates on this utilization.
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

2023 Annual Report	29

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
Most significantly, on August 16, 2022, President Biden signed the IRA into law. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the PPACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Medicare Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has issued guidance, and is expected to continue to issue guidance, even while lawsuits challenging the IRA remain pending. While the impact of the IRA on the pharmaceutical industry cannot yet be fully determined, it is likely to be significant.
In addition, Congress enacted other statutes that could adversely affect our ability to successfully commercialize our products. The American Rescue Plan Act of 2021 eliminated the statutory cap on Medicaid Drug Rebate program rebates that manufacturers pay to state Medicaid programs, effective January 1, 2024. Previously, the rebate was capped at the drug’s average manufacturer’s price. Removal of the rebate cap could increase our Medicaid rebate liability.
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

30	United Therapeutics, a public benefit corporation

manufactured abroad and originally intended for sale in a foreign country into the United States. The FDA recently approved Florida’s drug importation plan. The Biden administration has also recently reaffirmed its aim to take further action with respect to the pharmaceutical industry, beyond implementation of the IRA.
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
The federal Physician Payments Sunshine Act, implemented as the Open Payments Program, requires certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to payments and other transfers of value to various healthcare professionals, including physicians, physician assistants, nurse practitioners, and clinical nurse specialists, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.
We are also subject to numerous other anti-bribery and anti-fraud laws, including the U.S. Foreign Corrupt Practices Act, the UK Bribery Act, and the federal Civil Monetary Penalties Law.
As part of the sales and marketing process, pharmaceutical companies frequently provide samples of approved drugs to physicians. The Prescription Drug Marketing Act (PDMA) imposes requirements and limitations upon the distribution of drugs and drug samples and prohibits states from licensing distributors of prescription drugs unless the state licensing program meets certain federal guidelines that include minimum standards for storage and handling, as well as record keeping requirements for information regarding sample requests and distribution. The PDMA sets forth civil and criminal penalties for violations. In addition, PDMA requires manufacturers and distributors to submit similar drug sample information to the FDA.
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

2023 Annual Report	31

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

32	United Therapeutics, a public benefit corporation

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
Human Capital
We are united by our commitment to developing innovative therapies for unmet needs and our dedication to be responsible citizens that have a positive impact on patients, the environment, and society. Our employees, whom we call Unitherians, are mission critical to these commitments because they share the same passion and dedication to meeting our purpose. As of December 31, 2023, we had approximately 1,168 employees working across our 13 locations worldwide. This includes 82 employees who joined us as a result of the IVIVA and Miromatrix acquisitions during the fourth quarter of 2023. None of our employees are covered by a collective bargaining agreement and we believe our overall relations with our employees are good.
Our people mission focuses on five key commitments, providing Unitherians with:
•Challenging, innovative work
•Opportunities for career advancement
•Autonomy to do their best work
•Inspiring work environment allowing for work/life integration
•Competitive pay and benefits
In 2023, we achieved approximately $2.0 million in revenue per employee, which ranks near the top of our industry peer group. We feel strongly that such industry-leading productivity cannot be maintained without a core focus on our family of Unitherians, and a dedication to encouraging engagement, motivation, and focus on our goals and objectives. The Compensation Committee of our Board of Directors (Board) oversees our human capital management priorities, which are driven by the five key commitments noted above.
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

2023 Annual Report	33

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
Recruitment, Retention, and Talent Development. We strive to hire and retain exceptionally talented people who are passionately committed to our goals and who will thrive in our unique culture. We provide Unitherians with a variety of personal and professional development opportunities for them to grow and thrive. We believe that our recruitment, talent management, and talent development efforts are key factors in our low turnover compared to our industry peer group, which historically has trended well below the industry average. In 2023, we continued that trend with our voluntary turnover at 5.0 percent, well below industry average of 13.5 percent (based on June 1, 2022 through June 1, 2023 data from Aon’s Turnover Study for the Life Sciences/Biotech/Pharma Sector, published December 2023).
Diversity, Equity, and Inclusion (DEI). We are proud of our diverse workforce, and we firmly believe that being a great place to work means being diverse and inclusive. Women represent 52 percent of all Unitherians, and 35 percent of our workforce identify as members of a racial or ethnic minority. We foster diversity and inclusion in many different ways, including through support of Unitherian resource groups and through our Inclusion Advisory Group, which is chaired by our Chief People Officer and provides ongoing input to our DEI Executive Council on DEI strategies and initiatives. In 2023, we continued programs that support our DEI efforts through our talent acquisition team, which works to identify diverse and representative candidates for our open positions, including by posting all open positions on targeted diversity recruitment sites. As part of our multi-year, company-wide training initiative to promote and enrich awareness of important DEI topics, we offered a number of focused training and development activities to Unitherians worldwide. Our focus for 2023 was allyship, and activities included company-wide training, an employee panel on what allyship means to them, and the rollout of an allyship toolkit.
Employee Development and Engagement. We believe in the value of refresher training and continuous learning. Required training on our Code of Conduct and other content areas across our organization, support our commitment to quality and integrity. We also offer professional and leadership development training programs to help employees grow their careers. Our Education Assistance Program enables full-time employees to attend external courses that support business goals, add value to the organization, and correspond with the employees’ own career development plans. In addition, we encourage Unitherians to provide input on our programs and speak up when they identify concerns, and we take action in response when appropriate. Our regular town hall meetings, which feature executive updates and patient-focused sessions, provide an avenue for Unitherians to connect with company management and the patient experience. Through Workplace by Facebook, we created an internal social environment to connect Unitherians across functions. We regularly conduct broad surveys to solicit the views of Unitherians, which give us insights that help us evolve our programming, monitor the quality of our initiatives, and measure engagement. The impacts of our efforts are evident in the results of a recent external engagement survey conducted by Great Place to Work, which showed that approximately 95 percent of respondents consider United Therapeutics “a great place to work.”
Health and Safety. We are committed to providing and maintaining a safe, healthy, and secure workplace for all Unitherians. We have an environmental health and safety program. We routinely provide training on workplace safety and security to all Unitherians.
A Holistic Approach to Total Rewards and Employee Wellness. We require an exceptionally talented workforce. Because Unitherians are key to driving our strategic goals, we provide robust people programs that demonstrate the high value we place on the financial, mental, and physical wellness of Unitherians. Our comprehensive total rewards package includes a competitive base salary, short-term cash incentive compensation, stock awards, and an employee stock purchase plan, which encourages all full-time Unitherians to participate in our financial success. For example, all full-time domestic Unitherians are eligible to receive minimum annual compensation of $75,000, including salary and bonus. We offer market-leading benefit programs, including a 401(k) savings plan with a company match, as well as health and welfare benefits such as flexible spending accounts, generous paid time off, parental bonding leave, employee assistance programs, flexible work arrangements, tuition assistance, and more. We offer competitive medical, dental, vision, and prescription coverage that is available to both part-time and full-time Unitherians. Our inspiring work environments include several employee-focused amenities, such as on-site cafeterias, childcare centers, and state-of-the-art fitness centers.
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

34	United Therapeutics, a public benefit corporation

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following is a list, as of February 21, 2024, setting forth certain information regarding our executive officers. Each executive officer holds office until the first meeting of the Board of Directors after the annual meeting of shareholders, and until his or her successor is elected and qualified or until his or her earlier resignation or removal. Each executive officer’s employment will end pursuant to the terms of his or her employment contract.

Name	Age	Position
Martine Rothblatt, Ph.D., J.D., M.B.A.	69	Chairperson and Chief Executive Officer
Michael Benkowitz	52	President and Chief Operating Officer
James C. Edgemond	56	Chief Financial Officer and Treasurer
Paul A. Mahon, J.D.	60	Executive Vice President, General Counsel, and Corporate Secretary
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

2023 Annual Report	35

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
Numerous treatments currently compete with our commercial therapies. For example, for the treatment of PAH, we compete with over fifteen branded and generic drugs. Sales of a generic version of Adcirca launched in August 2018 have had a material adverse impact on our sales of Adcirca. The availability of generic treprostinil injection in the United States could materially impact our revenues, and generic competition has materially impacted our Remodulin revenues outside the United States. Our competitors are also developing new products that may compete with ours. For example, Liquidia and Merck are developing Yutrepia and sotatercept, respectively, which could be approved by the FDA during 2024 and if successful would compete with our treprostinil-based products, potentially materially adversely affecting our revenues. There are also two therapies approved for the treatment of IPF, and a significant number of additional therapies being developed for the treatment of IPF, which would compete with Tyvaso DPI and nebulized Tyvaso if they are ultimately approved for that indication.
Patients and doctors may discontinue use of our products if they perceive competing products as safer, more effective, less invasive, more convenient, and/or less expensive than ours. Doctors may reduce the prescribed doses of our products if they

36	United Therapeutics, a public benefit corporation

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
Our prostacyclin analogue products (Tyvaso DPI, nebulized Tyvaso, Remodulin, and Orenitram) and our oncology product (Unituxin) are expensive therapies. Specialty pharmacy distributors may not be able to obtain adequate reimbursement for our products from commercial and government payers to motivate them to support our products. Third-party payers may reduce the amount of reimbursement for our products based on changes in pricing of other therapies for the same disease or the development of new payment methodologies to cover and reimburse treatment costs, such as the use of cost-effectiveness research or value-based payment contracts. Third-party payers often encourage the use of less-expensive generic alternative therapies, which has materially impacted our Adcirca revenues and which may materially impact our Remodulin revenues and revenues from our other products if and when generic competitors come to market. Similarly, pricing and rebating strategies for new competitive therapies could put pressure on us to reduce the prices of our products and/or offer increased rebates to third-party payers. If commercial or government payers do not cover our products or limit payment rates, patients and physicians could choose competing products or products with lower out-of-pocket costs.
Our manufacturing strategy exposes us to significant risks.
We must be able to manufacture sufficient quantities of our commercial products to satisfy demand. We manufacture nebulized Tyvaso drug product, Remodulin, Orenitram, and Unituxin, including the active ingredient in each of these products, at our own facilities and rely on third parties for additional manufacturing capacity for nebulized Tyvaso and Remodulin. We also rely on third-parties for our manufacturing, sometimes exclusively, as detailed under the risk factor below entitled, We rely in part on third parties to perform activities that are critical to our business. If any of our internal or third-party manufacturing and supply arrangements are interrupted, we may not have sufficient inventory to meet future demand. Changes in suppliers and/or service providers could interrupt the manufacturing of our commercial products and impede the progress of our commercial launch plans and clinical trials.
Our internal manufacturing process subjects us to risks as we engage in increasingly complex manufacturing processes. We manufacture our entire supply of Orenitram and Unituxin without an FDA-approved back-up manufacturing site, and do not plan to engage a third party to manufacture these products. Our organ manufacturing programs will involve exceptionally complicated manufacturing processes, many of which have never been attempted on a clinical or commercial scale. It will take substantial time and resources to develop and implement such manufacturing processes, and we may never be able to do so successfully. Additional risks of our manufacturing strategy include the following:
•We, our third-party manufacturers, and other third parties involved in the manufacturing process, such as third parties that operate testing and storage facilities, are subject to the cGMP requirements of the FDA and its international counterparts, as applicable, current good tissue practices, and similar international regulatory standards, and other quality standards related to device manufacturing. Our ability to exercise control over regulatory compliance by our third-party manufacturers is limited.
•We believe we and our third-party manufacturers need to increase our respective manufacturing capacity by constructing new facilities, and/or expanding existing facilities, in order to continue meeting anticipated demand for our products. These efforts are often costly and time-consuming, and must meet rigorous regulatory requirements. For example, we are engaged in significant efforts to expand MannKind’s capacity to manufacture Tyvaso DPI in the near term, at our expense. Longer-term, we are constructing our own facility to manufacture Tyvaso DPI. These efforts could be unsuccessful or take longer or cost more than we anticipate, due to a variety of factors including the lead time needed to procure, install, and qualify the highly specialized equipment necessary to manufacture the product. If these plans are not successfully and timely implemented, we could be unable to meet the growing demand for Tyvaso DPI, which would negatively impact our Tyvaso DPI revenues.

2023 Annual Report	37

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
•The sterility and quality of our products could be substandard and such products could not be sold or used or could be subject to recalls.
•The FDA and its international counterparts would require new testing and compliance inspections of new manufacturers of our products, or new manufacturing facilities we operate.
•If we produce products that do not meet FDA-approved specifications and we fail to detect these issues prior to distribution of these products, our products may be the subject of safety alerts, product recalls, or other corrective actions, and we may be charged in product liability claims and lawsuits which, regardless of their ultimate outcome, could have a material adverse effect on our business and reputation and on our ability to attract and retain customers.
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
•Manufacturers of the devices used to administer our inhaled and infused therapies are subject to medical device requirements of the FDA and its international counterparts, as applicable. Any non-compliance, recall, or enforcement action issued against them could adversely impact our sales and operations.
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
•We are closely monitoring the military conflicts in Ukraine and Israel. Although we do not directly source any raw materials or consumables from Ukraine, Russia, Belarus, Gaza, or Israel, our European- and Middle East-based suppliers and service providers could be impacted by extended conflicts or an escalation of these conflicts into neighboring countries.
•The cost of many key raw materials and consumables used in the manufacture of our products has increased due to significant inflationary pressure. Should inflation continue to grow above historical averages, we could see higher than average year-over-year increases in cost of goods sold.
•Any of our third-party manufacturers could undergo a change of control, causing a change in our business relationship with the relevant manufacturer. Such a change could impact our long-term supply outlook and cause us to seek alternatives that could require a lengthy regulatory approval process. Due to the nature of our products, alternative suppliers may not be readily available, causing us to rely solely on internal capabilities to meet future demand.
•In 2024, we plan to begin operating a clinical scale, designated pathogen-free facility (DPF) to produce our xenotransplantation products for human clinical studies. This facility will house genetically modified pigs in a highly controlled containment environment. This facility is a first of its kind, and unforeseen operational issues or disease outbreak amongst its herd could significantly impact the clinical development timelines for our xenotransplantation products. We will need to construct additional commercial-scale DPF facilities at significant expense in order to support the commercialization of our xenotransplantation products.

38	United Therapeutics, a public benefit corporation

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
Third parties assist us in activities critical to our operations, such as: (1) manufacturing our clinical and commercial products; (2) conducting clinical trials, preclinical studies, and other research and development activities; (3) obtaining regulatory approvals; (4) conducting pharmacovigilance and product complaint activities, including adverse event reporting, and handling product complaints; (5) obtaining medical device clearances and approvals for the devices used to administer our drugs; and (6) marketing and distributing our products. Any disruption in the ability of third parties to continue to perform these critical activities could materially adversely impact our business and results of operations. Any change in service providers could interrupt the manufacture and distribution of our products and services, and impede the progress of our clinical trials, commercial launch plans, and related revenues.
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
We rely entirely on third parties to supply pumps and other supplies necessary to administer Remodulin. There are a limited number of pumps available in the market, and the discontinuation of any particular pump could have a material, adverse impact on our Remodulin revenues if a viable supply of an alternate pump is not available. Smiths Medical (which has since been acquired by ICU Medical) discontinued manufacturing the MS-3 system used to administer subcutaneous Remodulin, and specialty pharmacy distributors informed us that supplies of MS-3 pumps are fully exhausted. In 2022, ICU Medical discontinued manufacturing and distribution of the CADD-Legacy system used to administer intravenous Remodulin. Historically, these were the pumps primarily used to administer Remodulin to patients in the United States. In 2021, we launched the Remunity Pump to administer subcutaneous Remodulin, and in 2022 ICU Medical made an alternative pump, the CADD-Solis, available for intravenous Remodulin. We rely entirely on DEKA and its affiliates to manufacture the Remunity Pump for Remodulin. We are also engaged in further efforts to develop alternative pumps to administer Remodulin. However, if these alternative systems are not seen as adequate substitutes, or are not developed on a timely basis, our sales of Remodulin could be materially, adversely impacted.
Lilly manufactures and supplies Adcirca for us. We use Lilly’s pharmaceutical wholesaler network to distribute Adcirca. If Lilly is unable to manufacture or supply Adcirca or its distribution network is disrupted, it could delay, disrupt, or prevent us from selling Adcirca.
We rely on two contract manufacturers — Minnetronix Inc. and Phillips-Medisize Corp. — to manufacture the Tyvaso Inhalation System for nebulized Tyvaso. As nebulized Tyvaso is a drug-device combination, we cannot sell nebulized Tyvaso without the Tyvaso Inhalation System. We also rely on various third parties to supply the monthly disposable device accessories that are used with the Tyvaso Inhalation System to administer nebulized Tyvaso. We currently rely entirely on MannKind to manufacture Tyvaso DPI finished drug product and inhalers for us. If MannKind is unable to manufacture Tyvaso DPI in sufficient quantities for us for any reason, our commercial sales of Tyvaso DPI could be materially and adversely impacted.
Finally, we also rely on various sole-source suppliers for manufacturing activities related to ralinepag and other pumps we are developing for Remodulin. We also rely entirely on Gilero to manufacture cartridges that were recently cleared by the FDA for use with the MS-3 pump to administer Remodulin. For a further discussion of risks created by the use of third-party contract manufacturers, see the risk factor above entitled, Our manufacturing strategy exposes us to significant risks.
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

2023 Annual Report	39

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
The products we develop must be approved for marketing and sale by regulatory agencies. Our research and development efforts must comply with extensive regulations, including those promulgated by the FDA, the U.S. Department of Agriculture, and their international counterparts, as applicable. The process of obtaining and maintaining regulatory approvals for new drugs, biologics, and medical devices is lengthy, expensive, and uncertain. The regulatory approval process is particularly uncertain for our transplantation programs, which include the development of xenotransplantation, regenerative medicine, 3-D organ bioprinting, and cell-based products. Once approved, the manufacture, distribution, advertising, and marketing of our products are subject to extensive regulation, including requirements related to product labeling, pharmacovigilance and adverse event and medical device reporting, complaint processing, storage, distribution, and record-keeping. Our product candidates have in the past and may in the future fail to receive regulatory approval. If granted, product approvals can be conditioned on the completion of post-marketing clinical studies, accompanied by significant restrictions on the use or marketing of a given product and withdrawn for failure to comply with regulatory requirements, such as post-marketing requirements and post-marketing commitments, or upon the occurrence of adverse events subsequent to commercial introduction. Our ability to obtain regulatory approvals for our products has been, and in the future may be, materially impacted by the outcome and quality of our clinical trials and other data submitted to regulators, as well as the quality of our manufacturing operations and those of our third-party contract manufacturers and contract laboratories. In addition, third parties may submit citizen petitions to the FDA seeking to delay approval of, or impose additional approval conditions for, our products. If successful, citizen petitions can significantly delay, or even prevent, the approval of our products. For example, a third party submitted a citizen petition to the FDA requesting that the FDA refuse to approve Tyvaso DPI, and/or impose additional requirements in order to approve the product. While the petition was denied by the FDA, it delayed FDA approval of our NDA for Tyvaso DPI.
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

40	United Therapeutics, a public benefit corporation

rules and guidelines related to promotion and advertising can result in the adverse regulatory actions by the FDA and its international counterparts — such as warning letters, enforcement actions, civil lawsuits, or criminal prosecution.
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
We are also subject to numerous other laws and regulations that, while not specific to the healthcare industry, apply to the healthcare industry in important ways. For example, we are subject to antitrust regulations with respect to interactions with other participants in the markets we currently serve or may serve in the future. These antitrust laws are vigorously enforced in the U.S. and in other jurisdictions in which we operate.
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
Most significantly, on August 16, 2022, President Biden signed the IRA into law. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the PPACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Medicare Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has issued guidance, and is expected to continue to issue guidance, even while lawsuits challenging the IRA remain pending. While the impact of the IRA on the pharmaceutical industry cannot yet be fully determined, it is likely to be significant.
Orenitram and Tyvaso DPI are both reimbursed under Medicare Part D, and the reimbursement amount will be impacted by the IRA discounting program that will replace the coverage gap discount program in 2025. Under the new program, manufacturers must give a 10 percent discount on Part D drugs in the initial coverage phase, and a 20 percent discount on Part D drugs in the so-called “catastrophic phase” (the phase after the patient incurs costs above the initial phase out-of-pocket threshold, which will be $2,000 beginning in 2025). We anticipate that these increased discounts will impact Tyvaso DPI and Orenitram revenues, while also having an industry-wide impact on the cost of Part D drugs. The impact on Tyvaso DPI and Orenitram revenues could be offset by an increase in the number of patients able to afford these therapies, but the amount of offset, if any, is inherently uncertain and difficult to predict. The IRA allows the 10 and 20 percent discounts to be

2023 Annual Report	41

phased in over time for certain drugs for “specified small manufacturers.” In January 2024, CMS provided a preliminary, non-binding notification that we were deemed a specified small manufacturer. We are still evaluating the potential impact of this status on our revenues.
The IRA discounting program that will replace the coverage gap discount program will also increase financial obligations of Part D prescription drug plans with respect to beneficiaries in the catastrophic coverage phase. This may incentivize Part D prescription drug plans to seek greater price concessions from us in order to include our products on their formularies.
In addition, Congress enacted other statutes that could adversely affect our ability to successfully commercialize our products. The American Rescue Plan Act of 2021 eliminated the statutory cap on Medicaid Drug Rebate program rebates that manufacturers pay to state Medicaid programs, effective January 1, 2024. Previously, the rebate was capped at the drug’s average manufacturer price. Removal of the rebate cap could increase our Medicaid rebate liability.
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
In October 2020, HHS and the FDA issued a final rule and guidance concerning two new pathways for importing lower-cost drugs into the United States. The final rule allows certain prescription drugs to be imported from Canada, and the guidance describes procedures for drug manufacturers to facilitate the importation of FDA-approved drugs and biologics manufactured abroad and originally intended for sale in a foreign country into the United States. The FDA recently approved Florida’s drug importation plan.
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
We participate in, and have certain price reporting obligations to, the Medicaid Drug Rebate program and other governmental programs that require us to pay rebates or offer discounts on our products. Certain programs, such as the 340B program, impose limits on the price we are permitted to charge certain entities for our products or for any future products for which we receive regulatory approval. Changes to these programs could negatively affect the coverage and reimbursement by these programs of our products or any future products for which we receive regulatory approval and could negatively impact our results of operations. Our failure to comply with these price reporting, rebate payment, or pricing requirements could adversely impact our financial results. Applicable laws and regulations, including the IRA, could affect our obligations in ways we cannot anticipate.
Pricing and rebate calculations vary among products and programs. The calculations are complex and are often subject to interpretation by us, governmental or regulatory agencies, and the courts. If we must restate or recalculate information provided under these programs, our costs of compliance could increase. We could be held liable for errors in our pricing data, including retroactive rebates and program refunds. We may incur significant civil monetary penalties if we are found to have knowingly provided false information to the government or to have charged 340B covered entities more than the statutorily mandated ceiling price. Certain failures to timely submit required data also could result in a civil monetary penalty for each day the information is late. We could also become subject to allegations under the False Claims Act and other laws and regulations. In addition, misreporting and failure to timely report data to CMS also can be grounds for CMS to terminate our Medicaid drug rebate agreement, pursuant to which we participate in the Medicaid Drug Rebate program. If CMS terminates our rebate agreement, no federal payments would be available under Medicaid or Medicare Part B for our covered outpatient drugs.
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

42	United Therapeutics, a public benefit corporation

Similar political, economic, and regulatory developments are occurring in other countries and may affect our profitability. In addition to continuing pressure on prices and cost containment measures, legislative developments at the European Union (EU) or member state level may result in significant additional requirements or obstacles that may increase operating costs. Healthcare budgetary constraints in most EU member states have resulted in restrictions on the pricing and reimbursement of medicines and medical devices by relevant health service providers. Coupled with ever-increasing EU and national regulatory burdens on those wishing to develop and market products, this could prevent or delay marketing approval or certification of our product candidates, restrict or regulate post-approval activities, and affect our ability to commercialize our product candidates, if approved or certified. In markets outside of the United States and EU, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies.
We may be subject to enforcement action or penalties in connection with the contract pharmacy policy we have implemented pursuant to the 340B program.
We participate in the 340B program and have implemented a policy regarding the distribution of our drugs at 340B ceiling prices through third-party pharmacies that contract with 340B covered entities, known as “340B contract pharmacies”. Under our 340B contract pharmacy policy, which we adopted to address program integrity risks, our drugs are only shipped at the 340B ceiling price to those 340B contract pharmacies that meet certain criteria. Our policy has no impact on 340B purchases by 340B covered entities themselves. Our contract pharmacy policy preserves patient access, while addressing compliance and integrity concerns resulting from the proliferation of contract pharmacies. Nonetheless, certain 340B covered entities and HHS, in a non-binding (and now-retracted) Advisory Opinion, stated that, in their view, manufacturers in the 340B program are obligated to sell 340B drugs at the 340B ceiling prices to all contract pharmacies acting as agents of a covered entity.
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
Patient assistance programs for pharmaceutical products have come under increasing scrutiny by governments, legislative bodies, enforcement agencies, and other third-parties. These activities may result in actions that effectively reduce prices or demand for our products, harm our business or reputation, or subject us to fines or penalties.
Company-sponsored patient assistance programs, including insurance premium and co-pay assistance programs and manufacturers’ donations to third-party charities that provide such assistance, are subject to heightened scrutiny. The Department of Justice (DOJ) has taken enforcement action against pharmaceutical companies alleging violations of the Federal False Claims Act and other laws in connection with patient assistance programs. In December 2017, we entered into a civil Settlement Agreement with the U.S. Government to resolve a DOJ investigation of our support of non-profit patient assistance programs and paid $210.0 million, plus interest, to the U.S. Government upon settlement. We also entered into a Corporate Integrity Agreement (the CIA) with the OIG, which required us to maintain our corporate compliance program and to undertake a set of defined corporate integrity obligations for five years ending December 2022. As discussed in Note 14—Litigation, to our consolidated financial statements, we have been sued by Humana Inc., United Healthcare Services, Inc., and various parties in the MSP Recovery litigation for allegedly violating RICO and various state laws in connection with our donations to a charity. These lawsuits, or other lawsuits in the future, could result in significant monetary judgements and the imposition of other penalties against us.
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

2023 Annual Report	43

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
•Our rights to develop and market products to which the intellectual property relates are frequently limited to specific territories and fields of use (such as the treatment of particular diseases); and
•If a licensor of intellectual property fails to maintain the intellectual property licensed, we may lose any ability to prevent others from developing or marketing similar products covered by such intellectual property. In addition, we may be forced to incur substantial costs to maintain the intellectual property ourselves or take legal action seeking to force the licensor to do so.
Our intellectual property rights may not effectively deter competitors from developing competing products that, if successful, could have a material adverse effect on our revenues and profits.
The period under which our commercial and developmental therapies are protected by our patent rights is limited. Three of our U.S. patents covering our current methods of synthesizing and producing treprostinil expired in October 2017, and three more will expire in 2028. Our patents related to our individual treprostinil-based products expire at various times between 2024 and 2042. We entered into settlement agreements with certain generic drug companies permitting them to launch generic versions of Remodulin in the United States and other companies to launch generic versions of nebulized Tyvaso and Orenitram in the United States. In some instances, the FTC has brought actions against brand and generic companies that have entered into such agreements, alleging that they violate antitrust laws. Even in the absence of an FTC challenge, other governmental or private litigants may assert antitrust or other claims against us relating to such agreements. We have been sued by Sandoz for violating our settlement agreement with them. This action or other actions against us in the future could result in significant monetary judgements and the imposition of other penalties against us. A U.S. patent for Adcirca for the treatment of pulmonary hypertension expired in November 2017, and FDA-conferred regulatory exclusivity expired in May 2018, leading to the launch of a generic version of Adcirca in August 2018. We have no issued patents or pending patent applications covering Unituxin. For further details, see Part I, Item 1—Business—Patents and Other Proprietary Rights, Strategic Licenses, and Market Exclusivity—Generic Competition and Challenges to our Intellectual Property Rights.

44	United Therapeutics, a public benefit corporation

We cannot be sure that our existing or any new patents will effectively deter or delay competitors’ efforts to bring new products to market, or that additional patent applications will result in new patents. When our patents expire, competitors may develop generic versions of our products and market them at a lower price. Competitors may also seek to design around our patents or exclude patented methods of treatment, such as patent-protected indications, from the label for generic versions of our products in an effort to develop competing products that do not infringe our patents. In addition, patent laws of foreign jurisdictions may not protect our patent rights to the same extent as the United States’ laws.
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
We also rely on trade secrets to protect our proprietary know-how and other confidential technological advances. Our confidentiality agreements with our employees and others to whom we disclose trade secrets and confidential information may not necessarily prevent our trade secrets from being used or disclosed without our authorization. These agreements may be difficult, time-consuming, and expensive to enforce or may not provide an adequate remedy in the event of unauthorized disclosure. If our trade secrets were lawfully obtained or independently developed by a competitor, we would have no right to prevent such third party, or those to whom they communicate such technology or information, from using that technology or information to compete with us, and our business and competitive position could be harmed.
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
Cybersecurity incidents and other disruptions impacting our networks, systems, or data may have a material adverse effect on our business.
We are increasingly dependent on information technology systems and infrastructure, much of which is outsourced to third parties including in “cloud”-based platforms. We collect, store, and use sensitive or confidential data, including intellectual property, our proprietary business information and that of our suppliers, customers, and business partners, and personally identifiable information. Actual or alleged cybersecurity incidents, including those caused by employee error, malfeasance, system failures, malware, ransomware, viruses, distributed denial of services attacks, credential harvesting, social engineering, and other forms of unauthorized access or disclosure to, or disrupting the operation of, our networks and systems or those of our customers, suppliers, vendors, and other service providers, can cause the loss, destruction, or unauthorized access or disclosure of data, including personal information of employees or confidential or proprietary information, disruption of our operations, and damage to our reputation, any of which could be costly to address and remediate and adversely affect our business, financial condition, or results of operations. We are also subject to laws and regulations in the United States and abroad, such as the Health Insurance Portability and Accountability Act of 1996 and European Union regulations related to data privacy, which require us to protect the privacy and security of certain types of information. Therefore, cybersecurity incidents could expose us to significant civil and/or criminal penalties, as well as private litigation, all of which could adversely affect our business, financial condition, or results of operations.
In the past we have experienced, and in the future we may again experience, data security incidents. The preventive actions we take to reduce exposure to, and the risks associated with, cybersecurity incidents may be insufficient to prevent or mitigate the effects of material cybersecurity incidents in the future. Because the tools and methods used by threat actors to damage or obtain unauthorized access to networks, systems, and data change frequently, and are often not known until used against a target, we may be unable to anticipate these tools or methods or implement adequate preventative measures. It is impossible to eliminate all cybersecurity threats and exposure to cybersecurity incidents, and thus our networks and systems, as well as those of our service providers, suppliers, customers and other third parties, remain potentially vulnerable to known or unknown threats.

2023 Annual Report	45

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
We may borrow up to $2.0 billion under our Credit Agreement, which matures in March 2028. Currently, our outstanding principal balance is $700.0 million. Our ability to repay or refinance our debt obligations under our Credit Agreement and any future debt that we may incur will depend on our financial condition and operating performance, which are subject to a number of factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on our indebtedness. Our inability to generate sufficient cash flows to satisfy our debt obligations would materially and adversely affect our financial position and results of operations. If we cannot repay or refinance our debt as it becomes due, we may be forced to take disadvantageous actions, including reducing or delaying investments and capital expenditures, disposing of material assets or operations, seeking additional debt or equity capital, or restructuring or refinancing our indebtedness. We may not be able to effect any such alternative measures on commercially reasonable terms or at all and, even if successful, such actions may not enable us to meet any such debt service obligations. In addition, our ability to withstand competitive pressures and to react to changes in our industry could be impaired.
Our portfolio of investments is subject to market, interest, operational, and credit risk that may reduce its value.
We maintain a portfolio of investments that includes: (1) corporate debt securities; (2) strategic investments in publicly-traded equity securities; and (3) strategic equity investments in privately-held companies. These investments are subject to general economic conditions, volatility in the financial marketplace, market- and industry-wide dynamics, the current elevated interest rate environment and changes in interest rates, industry- and company-specific developments impacting the business, prospects, and credit ratings of the issuer of the securities, and other factors, each of which has affected, and may in the future affect, the income that we receive from our investments, the net realizable value of our investments, and our ability to sell them. These factors have caused, and could in the future cause, us to: (a) experience a decline in our investment income; (b) record impairment charges to reduce the carrying value of our investment portfolio; or (c) sell investments for less than our acquisition cost; each of which in turn could negatively impact our liquidity and our earnings. Our efforts to mitigate these risks through diversification of our investments and monitoring of our portfolio’s overall risk profile may not be successful and the value of our investments may decline. The privately-held companies we have invested in may be particularly susceptible to the factors described above as these companies are typically in the early stages of developing technologies or products that may never materialize, which could result in a loss of all or a substantial part of our investment in these companies.
If we are not able to successfully identify, finance, consummate and/or integrate acquisitions, our business operations and financial position could be adversely affected.
During the fourth quarter of 2023, we acquired IVIVA and Miromatrix. We may continue to seek to expand in part through acquisitions of complementary businesses, products, and technologies. The success of this strategy will depend on our ability to identify, and the availability of, suitable acquisition candidates. We may incur costs related to an acquisition but may be unable or unwilling to consummate the proposed transaction. Acquisitions involve numerous risks, including: the ability to realize anticipated synergies and manage the integration of personnel, products, and acquired infrastructure and controls; potential increases in operating costs; managing geographically remote operations; the diversion of management's attention from other business concerns; potential disruptions in ongoing operations during integration; risks inherent in entering markets and sectors in which we have limited or no direct experience; and the potential loss of key employees, customers, or vendors and other business partners of the acquired companies. External factors, such as compliance with law, may also impact the successful integration of an acquired business. Acquisitions could involve dilutive issuances of equity securities, the incurrence of debt, one-time write-offs of goodwill, and substantial amortization expenses of other intangible assets. We may be unable to obtain financing on favorable terms, or at all, if necessary to finance future acquisitions, which may make acquisitions impossible or more costly. The terms of financing we obtain may be onerous and restrict our operations. Further, certain acquisitions may be subject to regulatory approval, which can be time consuming and costly to obtain or may be denied, and if obtained, the terms of such regulatory approvals may limit our ongoing operations or require us to divest assets.

46	United Therapeutics, a public benefit corporation

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
•changes in, or new laws and regulations affecting reimbursement of, our therapeutic products by government payers, changes in reimbursement policies of private insurance companies, including the implementation and impacts of the IRA, and negative publicity surrounding the cost of high-priced therapies;
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
Certain provisions of Delaware law, our restated certificate of incorporation, and bylaws may prevent, delay, or discourage a merger, tender offer, or proxy contest; the assumption of control by a holder of a large block of our securities; and/or the replacement or removal of current management by our shareholders. For example, as a result of our conversion to a PBC, our Board is required to consider and balance the financial interests of shareholders, the interests of stakeholders materially affected by our conduct, and the pursuit of our specific public benefit purpose when evaluating takeover offers. This requirement of Delaware law may make our company a less attractive takeover target than a traditional for-profit corporation.
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

2023 Annual Report	47

Our shareholders must rely on stock appreciation for any return on their investment in us.
We have never paid, and do not intend to pay, cash dividends. The terms of our current or future debt arrangements we may enter into may restrict us from doing so. As a result, the return on an investment in our common stock depends entirely upon the future appreciation, if any, in the price of our common stock.
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
Item 1B. Unresolved Staff Comments
None.

48	United Therapeutics, a public benefit corporation

Item 1C. Cybersecurity
We have implemented a cybersecurity program consistent with industry practices to assess, identify, and manage risks from cybersecurity threats that may result in adverse effects on the confidentiality, integrity, and availability of our networks, systems, and data.
Governance
Board of Directors
Our board of directors has delegated the primary responsibility to oversee risks related to cybersecurity matters to our Audit Committee. Our Audit Committee regularly receives reports and presentations on data privacy and security, which address relevant cybersecurity issues, and which can span a wide range of topics, including but not limited to, recent developments, evolving standards, vulnerability assessments, review of risks from third parties such as customers, service providers, and suppliers, and the current threat environment. These reports and presentations are provided by senior personnel with responsibility for IT security, including our Security, Risk and Compliance Director (SRC Director) and our Chief Information Officer. Our board, through its interactions with our Audit Committee chair and our SRC Director and Chief Information Officer receives periodic updates regarding cybersecurity risk matters and prompt and timely information regarding significant cybersecurity incidents and our response to such incidents.
Management
At the management level, our Corporate Crisis Management Team (CCMT) is comprised of senior representatives from all key business functions, including finance, operations, and legal, and has broad oversight of our risk management processes. The CCMT has global responsibility for corporate crisis management, policy guidance, and training for employees involved in crisis management at all levels. Additional information on cybersecurity risks we face is discussed in Part I, Item 1A—Risk Factors, which should be read in conjunction with this Item 1C—Cybersecurity.
Internal Cybersecurity Team
Our Incident Management Team (IMT) is led by our SRC Director, who serves as the point of contact for all IT security related matters within our Company, and also includes our Chief Information Officer. Our IMT is responsible for the implementation, monitoring, and maintenance of the cybersecurity and data protection practices across our Company. Our SRC Director is responsible for ensuring the regular review and maintenance of the Computer Security Incident Response Plan (CSIRP) and the execution of all procedures within it. Our SRC Director has technical leadership experience and cybersecurity expertise gained from over 25 years of experience, including security leadership, program development, strategy formulation, data protection, and IT risk management within the health care, pharmaceutical, and biotechnology industries. The security professionals in the IMT have cybersecurity backgrounds and expertise relevant to their roles, including, in certain circumstances, relevant industry certifications. In addition to our internal cybersecurity capabilities, we also have engaged outside experts to assist with assessing, identifying, and managing cybersecurity risks. The IMT meets as necessary to discuss, investigate, and respond to any cybersecurity incidents, to allocate resources to respond to incidents, and to confirm incidents are appropriately documented. We have protocols by which the IMT escalates certain cybersecurity incidents within our Company and, where appropriate, the IMT will notify appropriate stakeholders and our Audit Committee and provide updates on the status of the incident. A number of experienced employees responsible for various parts of our business and a team of trained cybersecurity professionals assist our SRC Director and the IMT. A number of internal teams, including our Operations Infrastructure Team, Operations End User Computer Team, Operations Engineering Team, Security, Risk and Compliance Team, Operational Technology Team, and Application Administrators and certain external vendors (together, the Incident Response Team Members), collectively with the IMT, form the Incident Response Team (IRT), which investigates and responds to privacy or cybersecurity incidents.
Risk Management and Strategy
We manage cybersecurity risks through a robust enterprise risk management process. These policies and practices follow the National Institute of Standards and Technology (NIST) cybersecurity framework. Our cybersecurity program encompasses the IMT and its policies, platforms, procedures, and processes for assessing, identifying, and managing risks from cybersecurity threats, including third-party risk from vendors and suppliers. Our program includes various policies, procedures, and plans related to cybersecurity, including the CSIRP, Corporate Crisis Management Plan, Crisis Communications Response Plan, Organizational Resiliency Governance Policy and Framework, and Business Continuity Plans. These plans outline a coordinated approach for protecting information security, managing vulnerabilities, and assessing, identifying, and managing risks from cybersecurity threats, including identifying and responding to cybersecurity incidents, and processes for

2023 Annual Report	49

categorizing incidents, reporting findings, and keeping senior management, our Audit Committee, and other key stakeholders informed and involved as appropriate.
The CSIRP applies to all Company employees and workforce members and provides processes and procedures to properly identify and handle incidents that may affect the safety and/or security of Company resources. The CSIRP covers all potential or realized privacy or security incidents, and is applicable to all Company campuses, divisions, business units, systems, devices, and materials.
In general, our incident response process involves five phases:
•Identify— in which we gather an understanding of how to manage our cybersecurity risks to our systems, assets, data and capabilities, including through threat modeling, cybersecurity threat intelligence from industry-recognized forums and sources, internal audits, third-party reviews and assessments, vulnerability scans and penetration tests;
•Protect— in which we implement controls and safeguards to protect or deter cybersecurity threats, including through firewalls, VPNs, identity and access management and intrusion prevention systems;
•Detect— in which we engage in continuous monitoring to provide proactive and real-time alerts of cybersecurity-related events;
•Respond— in which any threats are timely reported to responsible teams, and triaged for purposes of preliminary classification and escalation, and assessment for possible notification and disclosure requirements; and
•Recover— in which business continuity plans are implemented, vulnerabilities are identified and mitigated, legal obligations and risks are identified, and our systems are returned to operational readiness.
We have developed a Testing, Training, & Exercise (TT&E) program in accordance with NIST Special Publication 800-84, in which all members of the IRT are required to participate, to sustain and refine our ability to handle computer security incidents in accordance with best practices. The TT&E program includes testing of procedures, systems, and plans, training for the IRT, and tabletop exercises. We also conduct required periodic phishing simulation tests for all employees.
For the response phase of an incident, after the SRC Director or the designated alternate IRT leader receives notification of any potential or realized privacy or security incident, the SRC Director or the designated alternate IRT leader makes an initial severity classification and determines if it is appropriate to convene the IRT, the members of which will be based on the nature and severity of the incident. The IMT has general authority and responsibility for incident response, which includes allocating resources to respond to incidents and providing the appropriate reports and statuses to senior management through the office of the CIO. The Incident Response Team Members support the IMT in these efforts.
We also employ processes designed to identify and reduce the potential impact of a security incident at a third-party vendor or otherwise implicating the third-party technology and systems we use.
We maintain a cyber liability insurance plan underwritten by multiple insurance companies, which provides protection against certain potential losses arising from cybersecurity incidents.
Impact of Cybersecurity Risk
To date, we have not been subject to any cybersecurity incidents that, individually or in the aggregate, have had a material impact to our operations or financial condition, although we recognize that cyberattacks impacting our networks or systems may have a material adverse effect on our operations in the future, as discussed in our Part I, Item 1A—Risk Factors. We do not have reason to believe that risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, are reasonably likely to materially affect our business, reputation, operations, or revenue over the long term.
Item 2. Properties
Maryland—We own a 415,000 square foot combination laboratory and office building campus in Silver Spring, Maryland that serves as our co-headquarters, is used to manufacture our products, and houses one of our ex vivo lung perfusion centers. These manufacturing activities include the synthesis of treprostinil, the active ingredient in Tyvaso DPI, nebulized Tyvaso, and Remodulin, and treprostinil diolamine, the active ingredient in Orenitram, as well as dinutuximab, the active ingredient in Unituxin. We also manufacture nebulized Tyvaso drug product, Remodulin drug product, and Unituxin drug product in our Silver Spring campus. We also plan to produce manufactured lungs for clinical studies at our Silver Spring campus.
North Carolina—We own a 380,000 square foot combination manufacturing facility and office building in Research Triangle Park, North Carolina (RTP facility), which serves as our co-headquarters and is occupied by our clinical research and development, commercialization, and our logistics and manufacturing personnel. We manufacture Orenitram drug product and we package, warehouse, and distribute nebulized Tyvaso, Remodulin, Orenitram, and Unituxin at this location. We also own a 170-acre site containing approximately 225,000 square feet of building space adjacent to our RTP facility, which we use for our research, development, warehousing and logistics hub and manufacturing facilities related to our lung regeneration program, office space, and for future expansion. In 2023, we demolished a 47,000 square foot administrative building near

50	United Therapeutics, a public benefit corporation

the RTP facility and have commenced construction of a new Tyvaso DPI manufacturing facility on this site. Additionally, in 2023, we completed construction of a new warehouse and logistics hub near our RTP facility to serve as the storage and distribution facility for Tyvaso DPI.
Virginia—We recently completed a 65,000 square foot designated pathogen-free facility in southwestern Virginia intended to produce porcine hearts and kidneys for use in xenotransplantation clinical trials. We also lease a laboratory and farm in southwestern Virginia that support our xenotransplantation research and development efforts.
Minnesota—Our Miromatrix subsidiary leases a 42,300 square foot office and laboratory facility in Eden Prairie, Minnesota, where it produces manufactured kidney and liver products for research and development purposes and clinical trials.
New Hampshire—We lease a 74,500 square foot office and laboratory facility in Manchester, New Hampshire, where we conduct our 3-D organ bioprinting research and development activities.
We believe that these facilities, along with various other owned and leased facilities, are adequate for our current operations and that additional land and facilities for future expansion are reasonably available.
Item 3. Legal Proceedings
Currently, and from time to time, we are subject to claims in legal proceedings arising in the normal course of business. While we presently believe that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, cash flows or results of operations, legal proceedings are inherently uncertain, and unfavorable rulings could, individually or in aggregate, have a material adverse effect on our business, financial condition, or operating results. See Note 14—Litigation, to our consolidated financial statements, which is incorporated herein by reference.
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock trades on the Nasdaq Global Select Market under the symbol “UTHR”.
Number of Holders
As of February 14, 2024, there were 31 holders of record of our common stock.
Dividend Policy
We have never paid and have no present intention to pay cash dividends on our common stock in the foreseeable future. We intend to retain any earnings for use in our business operations.
Issuer Purchases of Equity Securities
We did not repurchase any of our outstanding equity securities during the year ended December 31, 2023.

2023 Annual Report	51

Comparison of Five-Year Total Cumulative Shareholder Return
The following chart shows the performance from December 31, 2018 through December 31, 2023 of our common stock, compared with an investment in the stocks represented in each of the Nasdaq U.S. Benchmark TR Index and the Nasdaq U.S. Benchmark Pharmaceuticals TR Index, assuming the investment of $100 at the beginning of the period and the reinvestment of dividends, if any.

$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$–
December 31, 2018
December 31, 2019
December 31, 2020
December 31, 2021
December 31, 2022
December 31, 2023
United Therapeutics Corporation
NASDAQ US Benchmark Pharmaceuticals TR Index
NASDAQ US Benchmark TR Index

Item 6. [Reserved]

52	United Therapeutics, a public benefit corporation

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
•Our ability to maintain attractive pricing and reimbursement levels for our products, in light of increasing competition, including from generic products and pressure from government and other payers to decrease the costs associated with healthcare, including the potential impact of the Inflation Reduction Act of 2022 (IRA) on our business;
•The expected volume and timing of sales of our commercial products, as well as potential future commercial products, including the anticipated effect of various research and development efforts on sales of these products;
•The timing and outcome of clinical studies, other research and development efforts, and related regulatory filings and approvals;
•The outcome of pending and potential future legal and regulatory actions by the U.S. Food and Drug Administration (FDA) and other regulatory and government enforcement agencies related to our products and potential competitive products;
•The timing and outcome of ongoing litigation, including the lawsuit filed against us by Sandoz, Inc. (Sandoz) and Liquidia PAH, LLC (formerly known as RareGen, LLC) (RareGen); our patent and trade secret litigation with Liquidia Technologies, Inc. (Liquidia) related to its new drug application (NDA) for Yutrepia; our lawsuit against the FDA related to Liquidia’s efforts to add PH-ILD to the NDA for Yutrepia; our litigation with Humana Inc., United Healthcare Services, Inc., MSP Recovery Claims, Series LLC, and related entities; and our litigation with the U.S. Department of Health and Human Services (HHS) and the U.S. Health Resource Services Administration (HRSA) related to the Public Health Service’s 340B drug pricing program (the 340B program);
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
•Expectations regarding the timing and impact of our business development efforts;
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
We caution you that these statements are not guarantees of future performance and are subject to numerous evolving risks and uncertainties that we may not be able to accurately predict or assess, and that may cause our actual results to differ materially from anticipated results, including the risks and uncertainties we describe in Part I, Item 1A—Risk Factors of this Report and risks and uncertainties described in other cautionary statements, cautionary language, and risk factors set forth in our other filings with the SEC.

2023 Annual Report	53

Overview of Marketed Products
We market and sell the following commercial products:
•Tyvaso DPI and Nebulized Tyvaso. Nebulized Tyvaso is an inhaled formulation of the prostacyclin analogue treprostinil, approved by the FDA and regulatory authorities in Argentina, Israel, and Japan to improve exercise ability in patients with pulmonary arterial hypertension (PAH). Nebulized Tyvaso was also approved by the FDA in March 2021 and by regulators in Israel in December 2022 to improve exercise ability in patients with PH-ILD. In May 2022, we also obtained FDA approval of a dry powder formulation of treprostinil for inhalation known as Tyvaso DPI to treat PAH and PH-ILD, and we initiated commercial shipments of Tyvaso DPI to our distributors in June 2022. Nebulized Tyvaso was also approved to treat PAH in Japan in late 2022, and our Japanese distributor launched commercial sales in Japan during the second quarter of 2023, and submitted an application in December 2023 to add a PH-ILD indication. Nebulized Tyvaso was also approved in Argentina to treat PH-ILD in February 2023.
•Remodulin, a continuously-infused formulation of treprostinil, approved by the FDA for subcutaneous and intravenous administration to diminish symptoms associated with exercise in PAH patients. Remodulin has also been approved in various countries outside of the United States. In February 2021, we launched U.S. sales of the Remunity Pump, a new subcutaneous infusion system for Remodulin. In June 2023, our contract manufacturer obtained FDA clearance for a cartridge to be used with the CADD-MS3 ambulatory infusion pump for subcutaneous infusion of Remodulin.
•Orenitram, an extended-release tablet dosage form of treprostinil, approved by the FDA to delay disease progression and improve exercise capacity in PAH patients.
•Unituxin, a monoclonal antibody approved in the United States, Canada, and Japan for the treatment of high-risk neuroblastoma.
•Adcirca, an oral PDE-5 inhibitor approved by the FDA to improve exercise ability in PAH patients.
For additional detail regarding our commercial products, see Part I, Item 1—Business—Our Commercial Products.
Research and Development
We are engaged in research and development of new indications and delivery devices for our existing products. In 2021, we launched a new pump for subcutaneous delivery of Remodulin, called the Remunity Pump, and are currently developing a new version of the Remunity Pump. We are also working with a medical device manufacturer to develop new delivery systems for Remodulin. We are studying nebulized Tyvaso in patients with idiopathic pulmonary fibrosis and progressive pulmonary fibrosis (the TETON studies).
In addition, we are developing a new product to treat PAH, ralinepag. We are also heavily engaged in research and development of a number of organ transplantation-related technologies including xenotransplantation, regenerative medicine, bio-artificial organs, 3-D organ bioprinting, and ex vivo lung perfusion. For additional detail regarding our research and development programs, see Part I, Item 1—Business—Research and Development.
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
We require our specialty pharmaceutical distributors to maintain reasonable levels of inventory reserves for our treprostinil-based therapies because the interruption of these therapies can be life threatening. Our specialty pharmaceutical distributors typically place monthly or semi-monthly orders based on current utilization trends and contractual minimum and maximum inventory requirements. As a result, sales of our treprostinil-based therapies can vary depending on the timing and magnitude of these orders and do not precisely reflect changes in patient demand. The information we have about patient demand, the number of patients using our products, and inventory held by our distributors is based upon our review of patient utilization and inventory data provided to us by our specialty pharmaceutical distributors.

54	United Therapeutics, a public benefit corporation

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
Share-Based Compensation
Historically, we granted stock options under our Amended and Restated Equity Incentive Plan and awards under our Share Tracking Awards Plan (the STAP). Issuance of awards under both of these plans was discontinued in 2015. Currently, we grant stock options and restricted stock units under the United Therapeutics Corporation Amended and Restated 2015 Stock Incentive Plan (as amended to date, the 2015 Plan), which provides for the issuance of up to 12,500,000 shares of our common stock, including the 1,000,000 shares added pursuant to an amendment and restatement of the 2015 Plan approved by our shareholders in June 2023. In February 2019, our Board of Directors approved the 2019 Inducement Stock Incentive Plan (the 2019 Inducement Plan), which provides for the issuance of up to 99,000 shares of our common stock pursuant to awards granted to newly-hired Unitherians. Currently, we grant equity-based awards to Unitherians and members of our Board of Directors in the form of stock options and restricted stock units under the 2015 Plan, and we may grant restricted stock units to newly-hired Unitherians under the 2019 Inducement Plan. The grant date fair values of stock options and restricted stock units are recognized as share-based compensation expense ratably over their vesting periods.
The fair value of STAP awards and stock options is measured using inputs and assumptions under the Black-Scholes-Merton model. The fair value of restricted stock units is measured using our stock price on the date of grant. Although we no longer grant STAP awards, we had approximately 0.4 million STAP awards outstanding as of December 31, 2023. We account for STAP awards as liabilities because they are settled in cash. As such, we must re-measure the fair value of STAP awards at the end of each financial reporting period until the awards are no longer outstanding. Changes in our liability associated with outstanding STAP awards as a result of such re-measurements are recorded as adjustments to share-based compensation expense (benefit) and can create volatility within our operating expenses from period to period. The following factors, among others, have a significant impact on the amount of share-based compensation expense (benefit) recognized in connection with STAP awards from period to period: (1) volatility in the price of our common stock (specifically, increases in the price of our common stock will generally result in an increase in our liability and related compensation expense, while decreases in our stock price will generally result in a reduction in our liability and related compensation expense); and (2) decreases in the number of outstanding awards.

2023 Annual Report	55

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
We have budgeted for capital expenditures of approximately $500 million during 2024-2026 in order to construct additional facilities to support the development and commercialization of our products and technologies. We plan to dedicate the majority of this budget to constructing a new Tyvaso DPI manufacturing facility in Research Triangle Park, North Carolina. We plan to fund these capital expenditures using cash on hand. If and when we commence construction of commercial-scale designated pathogen-free facilities to produce porcine organs for xenotransplantation, the rate of our capital expenditures will increase substantially.
We operate in a highly competitive market in which a small number of large pharmaceutical companies control a majority of available PAH therapies. These pharmaceutical companies are well established in the market and possess greater financial, technical, and marketing resources than we do. In addition, there are a number of investigational products in late-stage development that, if approved, may erode the market share of our existing commercial therapies and make market acceptance more difficult to achieve for any therapies we attempt to market in the future. For example, if Yutrepia is commercially launched, our Tyvaso revenues could potentially be materially adversely affected, and the impact may be more material if Yutrepia is approved for the treatment of PH-ILD.
Results of Operations
This section of this Report generally discusses 2023, 2022, and 2021 items and year-to-year comparisons between 2023 and 2022. Discussions of year-to-year comparisons between 2022 and 2021 that are not included in this Report can be found in Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations of our Form 10-K filed on February 22, 2023 (our 2022 Annual Report).
Revenues
The table below presents the components of total revenues (dollars in millions):

	Year Ended December 31,			Dollar Change		Percentage Change
	2023	2022	2021	2023 v. 2022	2022 v. 2021	2023 v. 2022	2022 v. 2021
Net product sales:
Tyvaso DPI(1)	$731.1	$158.3	$—	$572.8	$158.3	362%	NM(3)
Nebulized Tyvaso(1)	502.6	714.7	607.5	(212.1)	107.2	(30)%	18%
Total Tyvaso	1,233.7	873.0	607.5	360.7	265.5	41%	44%
Remodulin(2)	494.8	500.2	513.7	(5.4)	(13.5)	(1)%	(3)%
Orenitram	359.4	325.1	306.1	34.3	19.0	11%	6%
Unituxin	198.9	182.9	202.3	16.0	(19.4)	9%	(10)%
Adcirca	28.9	41.3	55.9	(12.4)	(14.6)	(30)%	(26)%
Other	11.8	13.8	—	(2.0)	13.8	(14)%	NM(3)
Total revenues	$2,327.5	$1,936.3	$1,685.5	$391.2	$250.8	20%	15%

56	United Therapeutics, a public benefit corporation

(1) Net product sales include both the drug product and the respective inhalation device.
(2) Net product sales include sales of infusion devices including the Remunity Pump.
(3) Calculation is not meaningful.
Total Tyvaso net product sales grew 41% to $1,233.7 million in 2023, compared to $873.0 million for 2022. This growth was primarily due to an increase in quantities sold, driven by the commercial launch of Tyvaso DPI in June 2022 and continued growth in utilization by PH-ILD patients. Tyvaso DPI net product sales increased in 2023, as compared to 2022, primarily due to an increase in quantities sold. Nebulized Tyvaso net product sales decreased in 2023, as compared to 2022, driven by a decrease in U.S. nebulized Tyvaso net product sales, primarily due to a decrease in quantities sold following the commercial launch of Tyvaso DPI, partially offset by an increase in international nebulized Tyvaso net product sales, primarily due to the commercial launch of nebulized Tyvaso in Japan in December 2022, as shown in the table below.
Remodulin net product sales decreased in 2023, as compared to 2022, due to a decrease in international net product sales, partially offset by an increase in U.S. Remodulin net product sales, as shown in the table below.
Orenitram net product sales increased in 2023, as compared to 2022, due to a price increase and an increase in quantities sold.
Unituxin net product sales increased in 2023, as compared to 2022, primarily due to a price increase.
The table below presents the breakdown of total revenues between the United States and rest-of-world (ROW) (in millions):

	Year Ended December 31,
	2023			2022			2021
	U.S.	ROW	Total	U.S.	ROW	Total	U.S.	ROW	Total
Net product sales:
Tyvaso DPI(1)	$731.1	$—	$731.1	$158.3	$—	$158.3	$—	$—	$—
Nebulized Tyvaso(1)	477.1	25.5	502.6	708.6	6.1	714.7	600.7	6.8	607.5
Total Tyvaso	1,208.2	25.5	1,233.7	866.9	6.1	873.0	600.7	6.8	607.5
Remodulin(2)	414.6	80.2	494.8	407.5	92.7	500.2	423.4	90.3	513.7
Orenitram	359.4	—	359.4	325.1	—	325.1	306.1	—	306.1
Unituxin	181.3	17.6	198.9	170.5	12.4	182.9	178.1	24.2	202.3
Adcirca	28.9	—	28.9	41.3	—	41.3	55.9	—	55.9
Other	9.8	2.0	11.8	2.8	11.0	13.8	—	—	—
Total revenues	$2,202.2	$125.3	$2,327.5	$1,814.1	$122.2	$1,936.3	$1,564.2	$121.3	$1,685.5
(1) Net product sales include both the drug product and the respective inhalation device.
(2) Net product sales include sales of infusion devices including the Remunity Pump.
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

2023 Annual Report	57

	Year Ended December 31, 2023
	Rebates & Chargebacks	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, January 1, 2023	$81.3	$4.4	$3.3	$10.9	$99.9
Provisions attributed to sales in:
Current period	278.0	52.5	1.3	40.7	372.5
Prior periods	(2.5)	(0.1)	(1.9)	(0.9)	(5.4)
Payments or credits attributed to sales in:
Current period	(169.8)	(47.3)	—	(30.3)	(247.4)
Prior periods	(78.6)	(4.2)	(0.8)	(10.0)	(93.6)
Balance, December 31, 2023	$108.4	$5.3	$1.9	$10.4	$126.0

	Year Ended December 31, 2022
	Rebates & Chargebacks	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, January 1, 2022	$67.8	$3.8	$6.3	$7.9	$85.8
Provisions attributed to sales in:
Current period	202.8	43.2	2.3	34.5	282.8
Prior periods	(4.3)	(0.5)	(3.1)	0.5	(7.4)
Payments or credits attributed to sales in:
Current period	(121.1)	(38.9)	(0.7)	(23.6)	(184.3)
Prior periods	(63.9)	(3.2)	(1.5)	(8.4)	(77.0)
Balance, December 31, 2022	$81.3	$4.4	$3.3	$10.9	$99.9

	Year Ended December 31, 2021
	Rebates & Chargebacks	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, January 1, 2021	$65.3	$3.0	$12.5	$3.7	$84.5
Provisions attributed to sales in:
Current period	217.0	38.5	—	31.3	286.8
Prior periods	1.6	—	(3.9)	0.2	(2.1)
Payments or credits attributed to sales in:
Current period	(151.8)	(34.7)	—	(22.4)	(208.9)
Prior periods	(64.3)	(3.0)	(2.3)	(4.9)	(74.5)
Balance, December 31, 2021	$67.8	$3.8	$6.3	$7.9	$85.8
Cost of Sales
The table below summarizes cost of sales by major category (dollars in millions):

	Year Ended December 31,			Dollar Change		Percentage Change
	2023	2022	2021	2023 v. 2022	2022 v. 2021	2023 v. 2022	2022 v. 2021
Category:
Cost of sales	$255.1	$146.7	$116.7	$108.4	$30.0	74%	26%
Share-based compensation expense(1)	2.4	4.9	5.8	(2.5)	(0.9)	(51)%	(16)%
Total cost of sales	$257.5	$151.6	$122.5	$105.9	$29.1	70%	24%
(1)See Share-Based Compensation section below for discussion.
Cost of sales, excluding share-based compensation. The increase in cost of sales for the year ended December 31, 2023, as compared to the same period in 2022, was primarily due to an increase in Tyvaso DPI royalty expense and product costs, following its commercial launch in June 2022, and an increase in Remunity product sales.

58	United Therapeutics, a public benefit corporation

Research and Development
The table below summarizes the nature of research and development expense by major expense category (dollars in millions):

	Year Ended December 31,			Dollar Change		Percentage Change
	2023	2022	2021	2023 v. 2022	2022 v. 2021	2023 v. 2022	2022 v. 2021
Category:
External research and development(1)	$192.0	$168.8	$156.7	$23.2	$12.1	14%	8%
Internal research and development(2)	146.6	131.4	117.2	15.2	14.2	12%	12%
Share-based compensation expense(3)	15.6	23.8	24.4	(8.2)	(0.6)	(34)%	(2)%
Impairments(4)	—	—	130.0	—	(130.0)	—%	(100)%
Other(5)	53.8	(1.1)	111.8	54.9	(112.9)	NM(6)	(101)%
Total research and development expense	$408.0	$322.9	$540.1	$85.1	$(217.2)	26%	(40)%
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
(3)See Share-Based Compensation section below for discussion.
(4)Impairments primarily includes impairment charges to write down the carrying value of in-process research and development (IPR&D) and of certain property, plant, and equipment as a result of research and development activities. During the years ended December 31, 2023, 2022, and 2021, we recorded impairment charges of zero, zero, and $130.0 million, respectively.
(5)Other primarily includes upfront fees and milestone payments to third parties under license agreements related to development-stage products, adjustments to the fair value of our contingent consideration obligations, costs to acquire certain IPR&D assets, and a one-time expense associated with the redemption of a pediatric disease priority review voucher in 2021. During the year ended December 31, 2023, we recorded $46.0 million in IPR&D expense in connection with the acquisition of IVIVA Medical, Inc. (IVIVA).
(6)Calculation is not meaningful.
Research and development, excluding share-based compensation. The increase in research and development expense for the year ended December 31, 2023, as compared to the same period in 2022, was due to: (1) an increase in IPR&D expense in connection with the acquisition of IVIVA; (2) increased expenditures related to the TETON 1 and TETON 2 clinical studies of nebulized Tyvaso in patients with IPF; and (3) increased expenditures related to organ manufacturing projects.
Selling, General, and Administrative
The table below summarizes selling, general, and administrative expense by major category (dollars in millions):

	Year Ended December 31,			Dollar Change		Percentage Change
	2023	2022	2021	2023 v. 2022	2022 v. 2021	2023 v. 2022	2022 v. 2021
Category:
General and administrative	$374.2	$333.2	$294.3	$41.0	$38.9	12%	13%
Sales and marketing	81.8	70.8	64.4	11.0	6.4	16%	10%
Share-based compensation expense(1)	21.1	78.1	108.3	(57.0)	(30.2)	(73)%	(28)%
Total selling, general, and administrative expense	$477.1	$482.1	$467.0	$(5.0)	$15.1	(1)%	3%
(1)See Share-Based Compensation section below for discussion.
General and administrative, excluding share-based compensation. The increase in general and administrative expense for the year ended December 31, 2023, as compared to the same period in 2022, was primarily due to increases in: (1) office expenses; (2) personnel expense due to growth in headcount; and (3) sponsorships and grants.

2023 Annual Report	59

Sales and marketing, excluding share-based compensation. The increase in sales and marketing expense for the year ended December 31, 2023, as compared to the same period in 2022, was primarily due to increases in: (1) personnel expense due to growth in headcount; and (2) consulting expenses.
Share-Based Compensation
The table below summarizes share-based compensation expense by major category (dollars in millions):

	Year Ended December 31,			Dollar Change		Percentage Change
	2023	2022	2021	2023 v. 2022	2022 v. 2021	2023 v. 2022	2022 v. 2021
Category:
Stock options	$15.4	$22.6	$25.4	$(7.2)	$(2.8)	(32)%	(11)%
Restricted stock units	52.4	35.7	24.7	16.7	11.0	47%	45%
STAP awards	(30.7)	46.7	86.6	(77.4)	(39.9)	(166)%	(46)%
Employee stock purchase plan	2.0	1.8	1.8	0.2	—	11%	—%
Total share-based compensation expense	$39.1	$106.8	$138.5	$(67.7)	$(31.7)	(63)%	(23)%
The table below summarizes share-based compensation expense by line item in our consolidated statements of operations (dollars in millions):

	Year Ended December 31,			Dollar Change		Percentage Change
	2023	2022	2021	2023 v. 2022	2022 v. 2021	2023 v. 2022	2022 v. 2021
Cost of sales	$2.4	$4.9	$5.8	$(2.5)	$(0.9)	(51)%	(16)%
Research and development	15.6	23.8	24.4	(8.2)	(0.6)	(34)%	(2)%
Selling, general, and administrative	21.1	78.1	108.3	(57.0)	(30.2)	(73)%	(28)%
Total share-based compensation expense	$39.1	$106.8	$138.5	$(67.7)	$(31.7)	(63)%	(23)%
The decrease in share-based compensation expense for the year ended December 31, 2023, as compared to the same period in 2022, was primarily due to: (1) an increase in STAP benefit driven by a 21 percent decrease in our stock price during 2023, as compared to a 29 percent increase in our stock price during 2022; and (2) a decrease in stock option expense due to fewer awards remaining outstanding in 2023, as compared to the same period in 2022, partially offset by an increase in restricted stock unit expense. See Note 8—Share-Based Compensation, to our consolidated financial statements for more information.
Other (Expense) Income, Net
The change in other (expense) income, net for the year ended December 31, 2023, as compared to the same period in 2022, was primarily due to net unrealized and realized gains and losses on equity securities. See Note 4—Investments and Note 5—Fair Value Measurements, to our consolidated financial statements for more information.
Income Tax Expense
Income tax expense was $289.5 million for the year ended December 31, 2023, compared to $223.3 million for the same period in 2022. Our effective income tax rate was approximately 23 percent for the years ended December 31, 2023 and 2022. For additional details, see Note 10—Income Taxes to our consolidated financial statements.
Financial Condition, Liquidity, and Capital Resources
We have funded our operations principally through sales of our commercial products and, from time-to-time, third-party financing arrangements. We believe that our current sources of liquidity are sufficient to fund ongoing operations and future business plans as we expect aggregate growth in revenues from our commercial products. Furthermore, our customer base remains stable and we believe that it presents minimal credit risk. However, any projections of future cash flows are inherently subject to uncertainty and we may seek other forms of financing. In March 2022, we entered into a credit agreement (the 2022 Credit Agreement), which provides for unsecured revolving credit facilities of up to $2.0 billion in the aggregate. Our aggregate outstanding balance under the 2022 Credit Agreement was $700.0 million and $800.0 million as of December 31, 2023 and 2022, respectively. Although our credit facility matures in 2028, we reclassified $400.0 million of the outstanding balance as a current liability on our consolidated balance sheet as of December 31, 2023 as we intend to repay this amount within one year. See Unsecured Revolving Credit Facilities below for further details.
For information regarding the fluctuation explanations between 2022 and 2021, see our 2022 Annual Report.

60	United Therapeutics, a public benefit corporation

Cash and Cash Equivalents and Marketable Investments
Cash and cash equivalents and marketable investments comprise the following (dollars in millions):

	Year Ended December 31,		Dollar Change	Percentage Change
	2023	2022	2023 v. 2022	2023 v. 2022
Cash and cash equivalents	$1,207.7	$961.2	$246.5	26%
Marketable investments—current	1,786.4	1,877.5	(91.1)	(5)%
Marketable investments—non-current	1,909.8	1,316.2	593.6	45%
Total cash and cash equivalents and marketable investments	$4,903.9	$4,154.9	$749.0	18%
Cash Flows
Cash flows comprise the following (dollars in millions):

	Year Ended December 31,			Dollar Change		Percentage Change
	2023	2022	2021	2023 v. 2022	2022 v. 2021	2023 v. 2022	2022 v. 2021
Net cash provided by operating activities	$978.0	$802.5	$598.2	$175.5	$204.3	22%	34%
Net cash used in investing activities	$(719.6)	$(811.5)	$(486.9)	$91.9	$(324.6)	11%	(67)%
Net cash (used in) provided by financing activities	$(11.9)	$75.4	$44.8	$(87.3)	$30.6	(116)%	68%
Operating Activities
Our operating assets and liabilities consist primarily of accounts receivable, inventories, accounts payable, accrued expenses, liabilities for our STAP awards, and tax-related payables and receivables.
The increase of $175.5 million in net cash provided by operating activities for the year ended December 31, 2023, as compared to the year ended December 31, 2022, was primarily due to: (1) a $53.5 million decrease in cash paid to settle STAP awards; and (2) changes in other assets and liabilities.
Investing Activities
The decrease of $91.9 million in net cash used in investing activities for the year ended December 31, 2023, as compared to the year ended December 31, 2022, was primarily due to a $306.3 million decrease in cash used for total purchases, sales, and maturities of marketable investments; partially offset by: (1) a $91.6 million increase in cash paid to purchase property, plant, and equipment; (2) $89.2 million in net cash paid related to the acquisitions of IVIVA and Miromatrix; and (3) $23.0 million in deposits.
Financing Activities
The increase of $87.3 million in net cash used in financing activities for the year ended December 31, 2023, as compared to the year ended December 31, 2022, was primarily due to a $100.0 million repayment on our line of credit; partially offset by: (1) a $9.6 million increase in proceeds from the exercise of stock options; and (2) a $4.8 million decrease in payments of debt issuance costs related to the 2022 Credit Agreement.
Unsecured Revolving Credit Facilities
In March 2022, we entered into the 2022 Credit Agreement, which provides for unsecured revolving credit facilities of up to $2.0 billion in the aggregate. On March 31, 2022, we borrowed $800.0 million under the facilities and used the funds to repay outstanding indebtedness under our then-existing credit agreement (the 2018 Credit Agreement). We paid down $100.0 million of our balance under the 2022 Credit Agreement during the year ended December 31, 2023. The aggregate balance of $700.0 million under our 2022 Credit Agreement remained outstanding as of both December 31, 2023 and February 21, 2024. See Note 7—Debt, to our consolidated financial statements.

2023 Annual Report	61

Contractual Obligations
As of December 31, 2023, we had the following contractual obligations (in millions):

	Payments Due by Period
	Total	Less than 1 year	2-3 Years	4-5 Years	More than 5 Years
Operating lease obligations	$32.8	$4.7	$8.5	$8.1	$11.5
Long-term debt obligations(1)	822.3	441.5	49.7	331.1	—
Obligations under the STAP(2)	31.3	31.3	—	—	—
Obligations under the SERP(3)	61.0	30.5	—	11.2	19.3
Purchase obligations(4)	772.2	586.6	150.8	26.1	8.7
Total(5) (6)	$1,719.6	$1,094.6	$209.0	$376.5	$39.5
(1)Long-term debt obligations include future principal and interest payments on our adjusted variable rate obligations under the 2022 Credit Agreement. The 2022 Credit Agreement will mature in March 2028. As of December 31, 2023, we have classified $300.0 million of the outstanding balance as a non-current liability and $400.0 million as a current liability on our consolidated balance sheet, as we intend to repay this amount within one year. See Note 7—Debt to our consolidated financial statements for further details.
(2)Estimated based on the intrinsic value of exercisable outstanding STAP awards as of December 31, 2023. See Note 8—Share-Based Compensation—STAP Awards to our consolidated financial statements for further details.
(3)Consists of actuarially derived, undiscounted, estimated future payouts of benefits. See Note 11—Employee Benefit Plans—Supplemental Executive Retirement Plan to our consolidated financial statements for further details.
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
(5)In addition to amounts in the table above, we are contractually obligated to make payments upon the achievement of various development, regulatory, and commercial milestones for agreements we have entered into with third parties. These payments are contingent upon the occurrence of various future events, some of which have a high degree of uncertainty of occurring. These contingent payments have not been included in the table above, and, except with respect to the fair value of the contingent consideration obligations, are not recorded in our consolidated balance sheets. See Note 12—Commitments and Contingencies to our consolidated financial statements for further details.
(6)As of December 31, 2023, our other non-current liabilities in our consolidated balance sheets includes a liability of $7.0 million for unrecognized tax benefits, including related interest and penalties. Due to the high degree of uncertainty on the timing of future events that could extinguish these unrecognized tax benefits, we are unable to estimate the period of settlement and therefore we have excluded these unrecognized tax benefits from the table above. See Note 10—Income Taxes to our consolidated financial statements for further details.
Obligations Under License Agreements and Acquisition Agreements
We pay a ten percent royalty on our net sales of Tyvaso DPI under our license agreement with MannKind. Under our agreement with Arena, we will owe a low double-digit, tiered royalty on net product sales of ralinepag (any route of administration), plus certain milestone payments upon defined regulatory events. We pay Lilly a royalty equal to ten percent of our net product sales of Adcirca, as well as milestone payments of $325,000 for each $1,000,000 in Adcirca net product sales. We pay a single-digit percentage royalty based on net product sales of Orenitram under our license agreement with Supernus. We also pay The Scripps Research Institute a one percent royalty on sales of Unituxin. We have entered into other license agreements under which we are required to make milestone payments upon the achievement of certain developmental and commercialization objectives and royalty payments upon the commercialization of products covered by the license agreements. See Note 12—Commitments and Contingencies to our consolidated financial statements for further details. In addition, we may owe additional earn-out consideration to the former securityholders of IVIVA and Miromatrix, as described in Note 16—Acquisitions to our consolidated financial statements.
Off-Balance Sheet Arrangements
We hold an interest in an unconsolidated variable interest entity (VIE). We determined that we are not the primary beneficiary of this entity. As a result, we do not consolidate this VIE. See Note 4—Investments—Variable Interest Entities. We do not have any other off-balance sheet arrangements within the meaning of Item 303(a)(4) of Regulation S-K.

62	United Therapeutics, a public benefit corporation

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
Revenue Recognition
We generate revenues from the sale of our commercial products: Tyvaso DPI, nebulized Tyvaso, Remodulin, Orenitram, Unituxin, and Adcirca. Revenue is recognized when we transfer control of our products to our distributors, as our contracts have a single performance obligation (delivery of our product). These revenues are subject to various product sales allowances, referred to as gross-to-net deductions, which are deducted from revenues to determine net product sales. For a description of our related accounting policies, see Note 2—Summary of Significant Accounting Policies—Revenue Recognition to our consolidated financial statements.
The following category of gross-to-net deductions involves the use of significant estimates and judgments and information obtained from external sources.
Rebates and Chargebacks
Our most significant rebates relate to our participation in state Medicaid programs, contractual rebates to certain of our domestic distributors, and contractual rebates offered to managed care organizations covering Medicare Part D and commercial plans. Chargebacks relate to our participation in programs with the U.S. Department of Veterans Affairs and 340B covered entities. Although we accrue for our allowance for rebates and chargebacks in the same period that we recognize revenue, the actual rebate or chargeback on the sale of our product to a distributor is not invoiced to us until a future period, generally within six months from the date of sale. Due to this time lag, we must estimate the amount of rebates and chargebacks to accrue. As of December 31, 2023 and 2022, we had a liability of $108.4 million and $81.3 million, respectively, related to rebates and chargebacks.
Estimates associated with our participation in state Medicaid programs are particularly susceptible to adjustment given the extensive time lag that may occur between our recording of an accrual and its ultimate invoicing by individual state Medicaid programs, which can occur up to several years after the sale of our product. Because of the time lag for Medicaid and other rebates, in any particular quarter, our adjustments may incorporate revisions of accruals for prior quarters. Historically, adjustments to our estimates to reflect actual results or updated expectations have not been material to our overall financial results. Provisions attributed to sales in prior periods have been less than one percent of our total revenues for each of the years ended December 31, 2023, 2022, and 2021.
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

2023 Annual Report	63

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Investment Risk
As of December 31, 2023, we have invested $3.8 billion in corporate debt securities and U.S. government and agency securities. The market value of these investments varies inversely with changes in prevailing market interest rates. In general, as interest rates increase, the market value of a debt investment would be expected to decrease. Conversely, as interest rates decrease, the market value of a debt investment would be expected to increase. During 2023, we experienced significant volatility in the value of these investments as a direct result of the current interest rate environment. To address market risk, we invest in debt securities with terms no longer than three years and typically hold these investments to maturity so that they can be redeemed at their stated or face value. Many of our investments may be called by their respective issuers prior to maturity. The following table summarizes the expected maturities and weighted average interest rates as of December 31, 2023 (dollars in millions):

	Expected Maturity
	2024	2025	2026
Available-for-sale investments	$1,886.2	$1,477.7	$393.2
Weighted average interest rate	1.7%	3.1%	4.2%
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
Interest Rate Risk
As of December 31, 2023 and 2022, we had $700.0 million and $800.0 million aggregate principal amounts, respectively, outstanding under our 2022 Credit Agreement which bears interest at a variable rate. As a result, we are subject to interest rate risk with respect to such floating-rate debt. A 100-basis point increase in the variable interest rate component of our borrowings would increase our annual interest expense by approximately $7.0 million or 12 percent, and $8.0 million or 25 percent, for the years ended December 31, 2023 and 2022, respectively. See Note 7—Debt, to our consolidated financial statements.

64	United Therapeutics, a public benefit corporation

Item 8. Financial Statements and Supplementary Data
United Therapeutics Corporation
Index to Consolidated Financial Statements

2023 Annual Report	F-1

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of United Therapeutics Corporation:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of United Therapeutics Corporation (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 21, 2024 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

F-2	United Therapeutics, a public benefit corporation

Revenue Reductions — Accounting for Rebates

Description of the Matter
As of December 31, 2023, accrued rebates and chargebacks were $108.4 million, a portion of which related to rebates, and the Company recognized $275.5 million in revenue reductions associated with rebates and chargebacks during the year-ended December 31, 2023. As discussed in Note 2 to the consolidated financial statements, the Company recognizes revenues net of rebates, commonly referred to as “revenue reductions” or “gross-to-net deductions.” Allowances for rebates include mandated discounts due to the Company’s participation in various government health care programs. The Company estimates accrued rebates on a product-by-product basis, considering actual revenue, contractual discount rates, expected utilization under each contract, historical payment experience, changes in product pricing and information regarding changes in program regulations and guidelines. The Company accrues for rebates in the same period the product is sold; however, third-party reporting and payment of the rebate amount occur on a time lag.
Auditing rebates is complex due to the judgmental nature of the assumptions made in the accounting for accrued rebates due to the time lag and delay associated with third-party reporting of rebate amounts, and calculations of government pricing used to determine the rebate price. The complexities associated with government pricing calculations required the involvement of specialists.

How We Addressed the Matter in Our Audit
We tested controls that address the risks of material misstatement relating to the measurement and valuation of rebates. For example, we tested controls over management’s review of the accrued rebates, including the significant assumptions and data provided by third parties.
To test rebates, our audit procedures included, among others, evaluating the methodologies and assumptions and the underlying data used by the Company. We compared the assumptions used by management against historical trends, evaluated the change in estimated accruals from the prior periods, and assessed the historical accuracy of the Company’s estimates against actual results. We performed substantive analytics by revenue reduction. We utilized government pricing specialists in evaluating the Company’s government pricing methodology and calculations of government prices used to estimate rebates for a sample of the Company’s products.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2003.
Tysons, Virginia
February 21, 2024

2023 Annual Report	F-3

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of United Therapeutics Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited United Therapeutics Corporation’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, United Therapeutics Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023 and the related notes and financial statement schedule of the Company listed in the Index at Item 15(a)(2) and our report dated February 21, 2024, expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Tysons, Virginia
February 21, 2024

F-4	United Therapeutics, a public benefit corporation

Consolidated Balance Sheets
(In millions, except share and per share data)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$1,207.7	$961.2
Marketable investments	1,786.4	1,877.5
Accounts receivable, no allowance for 2023 and 2022	278.9	220.4
Inventories, net	111.8	102.0
Other current assets	166.2	219.2
Total current assets	3,551.0	3,380.3
Marketable investments	1,909.8	1,316.2
Goodwill and other intangible assets, net	114.2	44.5
Property, plant, and equipment, net	1,045.4	861.5
Deferred tax assets, net	394.8	327.7
Other non-current assets	151.8	114.3
Total assets	$7,167.0	$6,044.5
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$298.0	$229.9
Line of credit (current)	400.0	—
Share tracking awards plan	35.4	80.8
Other current liabilities	71.0	32.5
Total current liabilities	804.4	343.2
Line of credit (non-current)	300.0	800.0
Other non-current liabilities	77.8	104.6
Total liabilities	1,182.2	1,247.8
Commitments and contingencies—Note 12
Stockholders’ equity:
Preferred stock, par value $.01, 10,000,000 shares authorized, no shares issued	—	—
Common stock, par value $.01, 245,000,000 shares authorized, 73,659,761 and 72,651,280 shares issued, and 47,040,545 and 46,032,064 shares outstanding as of December 31, 2023 and 2022, respectively	0.7	0.7
Additional paid-in capital	2,549.0	2,388.4
Accumulated other comprehensive loss	(12.8)	(55.5)
Treasury stock, 26,619,216 shares as of December 31, 2023 and 2022	(2,579.2)	(2,579.2)
Retained earnings	6,027.1	5,042.3
Total stockholders’ equity	5,984.8	4,796.7
Total liabilities and stockholders’ equity	$7,167.0	$6,044.5

See accompanying notes to consolidated financial statements.

2023 Annual Report	F-5

Consolidated Statements of Operations
(In millions, except per share data)

	Year Ended December 31,
	2023	2022	2021
Total revenues	$2,327.5	$1,936.3	$1,685.5
Operating expenses:
Cost of sales	257.5	151.6	122.5
Research and development	408.0	322.9	540.1
Selling, general, and administrative	477.1	482.1	467.0
Total operating expenses	1,142.6	956.6	1,129.6
Operating income	1,184.9	979.7	555.9
Interest income	162.7	45.2	16.7
Interest expense	(59.3)	(32.4)	(18.6)
Other (expense) income, net	(14.0)	(40.2)	42.2
Impairments of investments in privately-held companies	—	(1.7)	(2.3)
Total other income (expense), net	89.4	(29.1)	38.0
Income before income taxes	1,274.3	950.6	593.9
Income tax expense	(289.5)	(223.3)	(118.1)
Net income	$984.8	$727.3	$475.8
Net income per common share:
Basic	$21.04	$15.98	$10.60
Diluted	$19.81	$15.00	$10.06
Weighted average number of common shares outstanding:
Basic	46.8	45.5	44.9
Diluted	49.7	48.5	47.3

See accompanying notes to consolidated financial statements.

F-6	United Therapeutics, a public benefit corporation

Consolidated Statements of Comprehensive Income
(In millions)

	Year Ended December 31,
	2023	2022	2021
Net income	$984.8	$727.3	$475.8
Other comprehensive income (loss):
Defined benefit pension plan:
Actuarial gain arising during period, net of tax	2.0	18.7	5.6
Actuarial gain and prior service cost included in net periodic pension cost and settlement, net of tax	(4.9)	0.6	0.6
Total defined benefit pension plan, net of tax	(2.9)	19.3	6.2
Unrealized gain (loss) on available-for-sale securities, net of tax	45.6	(51.8)	(15.0)
Other comprehensive income (loss), net of tax	42.7	(32.5)	(8.8)
Comprehensive income	$1,027.5	$694.8	$467.0
During the years ended December 31, 2023, 2022, and 2021, the tax (benefit) expense in other comprehensive income was $(0.5) million, $1.1 million, and $0.3 million, respectively, for the defined benefit pension plan and $14.6 million, $(16.3) million, and $(4.6) million, respectively, for the available-for-sale securities.
See accompanying notes to consolidated financial statements.

2023 Annual Report	F-7

Consolidated Statements of Stockholders’ Equity
(In millions)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2020	71.1	$0.7	$2,148.7	$(14.2)	$(2,579.2)	$3,839.2	$3,395.2
Net income	—	—	—	—	—	475.8	475.8
Unrealized losses on available-for-sale securities	—	—	—	(15.0)	—	—	(15.0)
Defined benefit pension plan	—	—	—	6.2	—	—	6.2
Shares issued under employee stock purchase plan (ESPP)	0.1	—	5.6	—	—	—	5.6
Common stock issued for restricted stock units (RSUs) vested	0.1	—	—	—	—	—	—
RSUs withheld for taxes	—	—	(10.8)	—	—	—	(10.8)
Exercise of stock options	0.4	—	50.0	—	—	—	50.0
Share-based compensation	—	—	51.9	—	—	—	51.9
Balance, December 31, 2021	71.7	$0.7	$2,245.4	$(23.0)	$(2,579.2)	$4,315.0	$3,958.9
Net income	—	—	—	—	—	727.3	727.3
Unrealized losses on available-for-sale securities	—	—	—	(51.8)	—	—	(51.8)
Defined benefit pension plan	—	—	—	19.3	—	—	19.3
Shares issued under ESPP	0.1	—	5.9	—	—	—	5.9
Common stock issued for RSUs vested	0.1	—	—	—	—	—	—
RSUs withheld for taxes	—	—	(11.4)	—	—	—	(11.4)
Exercise of stock options	0.8	—	88.4	—	—	—	88.4
Share-based compensation	—	—	60.1	—	—	—	60.1
Balance, December 31, 2022	72.7	$0.7	$2,388.4	$(55.5)	$(2,579.2)	$5,042.3	$4,796.7
Net income	—	—	—	—	—	984.8	984.8
Unrealized gains on available-for-sale securities	—	—	—	45.6	—	—	45.6
Defined benefit pension plan	—	—	—	(2.9)	—	—	(2.9)
Shares issued under ESPP	—	—	6.6	—	—	—	6.6
Common stock issued for RSUs vested	0.1	—	—	—	—	—	—
RSUs withheld for taxes	—	—	(13.8)	—	—	—	(13.8)
Exercise of stock options	0.9	—	98.0	—	—	—	98.0
Share-based compensation	—	—	69.8	—	—	—	69.8
Balance, December 31, 2023	73.7	$0.7	$2,549.0	$(12.8)	$(2,579.2)	$6,027.1	$5,984.8

See accompanying notes to consolidated financial statements.

F-8	United Therapeutics, a public benefit corporation

Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$984.8	$727.3	$475.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53.2	51.3	49.9
Share-based compensation expense	39.1	106.8	138.5
Impairments of investments in privately-held companies	—	1.7	2.3
Impairments of property, plant, and equipment	3.6	11.2	19.2
Intangible asset impairment charges	—	—	113.4
Realized gain on sale of investment in privately-held company	—	(6.2)	—
Realized gain on sale of equity securities	—	(0.9)	(92.6)
Other	(4.9)	52.5	65.9
Changes in operating assets and liabilities:
Accounts receivable	(58.5)	(21.7)	(41.3)
Inventories	(13.6)	(13.4)	(7.5)
Accounts payable and accrued expenses	57.1	44.5	(12.5)
Other assets and liabilities	(82.8)	(150.6)	(112.9)
Net cash provided by operating activities	978.0	802.5	598.2
Cash flows from investing activities:
Purchases of property, plant, and equipment	(230.4)	(138.8)	(120.8)
Deposits	(23.0)	—	—
Purchases of available-for-sale debt securities	(2,514.3)	(1,708.6)	(1,895.3)
Maturities of available-for-sale debt securities	2,137.3	1,021.5	1,370.1
Sales of available-for-sale debt securities	—	—	47.6
Sales of investments in equity securities	—	3.8	111.5
Sale of investment in privately-held company	—	8.6	—
Proceeds from note receivable	—	3.5	—
Purchase of investment in privately-held company	—	(1.5)	—
Acquisitions, net of cash acquired	(89.2)	—	—
Net cash used in investing activities	(719.6)	(811.5)	(486.9)
Cash flows from financing activities:
Proceeds from line of credit	—	800.0	—
Repayment of line of credit	(100.0)	(800.0)	—
Payments of debt issuance costs	(2.7)	(7.5)	—
Proceeds from the exercise of stock options	98.0	88.4	50.0
Proceeds from the issuance of stock under ESPP	6.6	5.9	5.6
RSUs withheld for taxes	(13.8)	(11.4)	(10.8)
Net cash (used in) provided by financing activities	(11.9)	75.4	44.8
Net increase in cash and cash equivalents	$246.5	$66.4	$156.1
Cash and cash equivalents, beginning of year	961.2	894.8	738.7
Cash and cash equivalents, end of year	$1,207.7	$961.2	$894.8
Supplemental cash flow information:
Cash paid for interest	$56.0	$29.1	$16.2
Cash paid for income taxes	$332.5	$275.7	$153.3
Non-cash investing and financing activities:
Non-cash additions to property, plant, and equipment	$18.4	$14.5	$3.7
Receivable from maturity of available-for-sale debt securities	$21.0	$70.0	$—

See accompanying notes to consolidated financial statements.

2023 Annual Report	F-9

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
Assets and liabilities subject to fair value measurement disclosures are required to be classified according to a three-level fair value hierarchy with respect to the inputs (or assumptions) used to determine fair value. The level in which an asset or liability is disclosed within the fair value hierarchy is based on the lowest level input that is significant to the related fair value measurement in its entirety. The guidance under the fair value measurement framework applies to other existing accounting guidance in the Financial Accounting Standards Board (FASB) codification that requires or permits fair value measurements. See related disclosures in Note 5—Fair Value Measurements.
Cash Equivalents
Cash equivalents consist of highly liquid investments with maturities of three months or less from the date of acquisition.

F-10	United Therapeutics, a public benefit corporation

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
We monitor our available-for-sale debt securities for impairment quarterly or more frequently if circumstances warrant. In the event that the carrying value of a debt security exceeds its fair value, we evaluate whether any impairment is a result of credit loss or other factors. For investments in an unrealized loss position, we determine whether a credit loss exists by considering information about the collectability of the instrument, current market conditions, the investment issuer’s financial condition and business outlook, and reasonable and supportable forecasts of economic conditions. An allowance for credit losses would be recorded in our consolidated statements of operations in the event the decline in the investment’s fair value was a result of credit loss, and unrealized losses not related to credit losses would be recorded in other comprehensive income (loss).
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
Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value and consist of the following, net of reserves (in millions):

	As of December 31,
	2023	2022
Raw materials	$21.7	$18.0
Work-in-progress	34.4	33.3
Finished goods	55.7	50.7
Total inventories	$111.8	$102.0
Goodwill and Other Intangible Assets
The carrying amount of goodwill is not amortized but is subject to annual impairment testing. We conduct our impairment testing of goodwill annually during the fourth quarter, or more frequently if impairment indicators exist. Initially, we evaluate various pertinent qualitative factors to assess whether it is more likely than not that the fair value of a reporting unit to which goodwill has been assigned is less than its carrying value. Such qualitative factors can include, among others: (1) industry and market conditions; (2) present and anticipated sales and cost factors; and (3) overall financial performance. If we conclude based on our qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we then measure the fair value of the reporting unit and compare its fair value to its carrying value. The impairment charge is limited to the amount of goodwill allocated to the reporting unit. We performed a qualitative assessment for our goodwill impairment testing for 2023, 2022, and 2021. During the years ended December 31, 2023, 2022, and 2021 our evaluation of goodwill did not result in any impairment losses.
Indefinite-lived intangible assets are not amortized but are evaluated annually or more frequently for impairment if impairment indicators exist. Our indefinite-lived intangible assets include purchased in-process research and development (IPR&D) assets, which were measured at their estimated fair values as of their acquisition dates. There were no impairment losses related to indefinite-lived intangible assets during the years ended December 31, 2023 and December 31, 2022. During the year ended December 31, 2021, we recognized IPR&D impairment charges of $113.4 million related to our decision to discontinue the U.S. development of Trevyent® and our decision to discontinue our research and development efforts related to biomechanical lungs.
Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. Impairment losses are measured and recognized to the extent the carrying value of such assets exceeds their fair value. We recorded no impairment losses during the years ended December 31, 2023, 2022, and 2021 related to intangible assets subject to amortization.

2023 Annual Report	F-11

Goodwill and other intangible assets comprise the following (in millions):

	As of December 31, 2023			As of December 31, 2022
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill	$33.7	$—	$33.7	$28.0	$—	$28.0
Other intangible assets:
In-process research and development	78.5	—	78.5	15.5	—	15.5
Other	8.0	(6.0)	2.0	6.7	(5.7)	1.0
Total	$120.2	$(6.0)	$114.2	$50.2	$(5.7)	$44.5
For more information related to changes in the current year, see Note 16—Acquisitions.
Related amortization expense for the years ended December 31, 2023, 2022, and 2021, was $0.3 million, $0.1 million and $0.1 million, respectively. As of December 31, 2023, aggregate amortization expense related to definite-lived intangible assets for each of the five succeeding years and thereafter is estimated at less than $1.0 million per year.
Property, Plant, and Equipment
Property, plant, and equipment (PP&E) is recorded at cost and depreciated over its estimated useful life using the straight-line method. The estimated useful lives of PP&E by major category are as follows:

Land improvements	15 Years
Buildings	25-39 Years
Building improvements	10-39 Years
Furniture, equipment, and vehicles	3-25 Years
Leasehold improvements	Remaining lease term, or the estimated useful life of the improvement, whichever is shorter
PP&E consists of the following (in millions):

	As of December 31,
	2023	2022
Land and land improvements	$148.0	$142.7
Buildings, building improvements, and leasehold improvements	685.3	636.7
Buildings under construction	259.1	110.9
Furniture, equipment, and vehicles	381.2	353.9
Subtotal	1,473.6	1,244.2
Less—accumulated depreciation	(428.2)	(382.7)
PP&E, net	$1,045.4	$861.5
Depreciation expense for the years ended December 31, 2023, 2022, and 2021, was $52.9 million, $51.2 million, and $49.8 million, respectively.
Buildings under construction consists of direct costs related to our construction projects.
For the years ended December 31, 2023 and 2022, we recorded $3.6 million and $11.2 million of PP&E impairment charges in the aggregate, respectively, which were recorded within selling, general, and administrative in our consolidated statements of operations. For the year ended December 31, 2021, we recorded $19.2 million of PP&E impairment charges in the aggregate, of which $16.7 million was recorded within research and development in our consolidated statements of operations and $2.5 million was recorded within selling, general, and administrative in our consolidated statements of operations.

F-12	United Therapeutics, a public benefit corporation

Investments in Privately-Held Companies
We measure our non-controlling equity investments in privately-held companies using the measurement alternative because the fair values of these investments are not readily determinable. Under this alternative, the investments are measured at cost, less any impairment, adjusted for any observable price changes. We monitor these investments individually for any observable price changes or impairment indicators. We adjust the measurement of these investments for observable price changes in orderly transactions for the identical or a similar investment of the same issuer. We consider relevant transactions, including any potential funding opportunities, which occur on or before the balance sheet date in evaluating whether any observable price changes have occurred. When a relevant transaction is identified, a review of the attendant rights and obligations, such as voting rights, liquidation preferences, and protective provisions, is necessary to evaluate whether such transaction is deemed to be a similar or identical investment. When a transaction is identified as similar or identical to our investment, we assess the fair value of our investment using various inputs, such as the discount rate, time to a liquidation event, and volatility, in a valuation model or analysis. We include our investments in privately-held companies within other non-current assets in our consolidated balance sheets.
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
Revenues are generated from the sale of our commercially approved products: Tyvaso DPI, nebulized Tyvaso, Remodulin, Orenitram, Unituxin, and Adcirca. We recognize revenue when we transfer control of our product to our distributors, which is generally when the product is shipped or delivered to the distributor. Future revenue from delivery of our products will be based on purchase orders provided to us by our distributors.
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
Estimating gross-to-net deductions involves the use of significant assumptions and judgments, as well as information obtained from external sources. For our rebate and chargeback liabilities, in particular, the time lag experienced in the payment of the rebate or chargeback may result in revisions of these accruals in future periods. However, based on our significant history and experience estimating these accruals and our development of these accruals based on the expected value method, we do not believe there will be significant changes to our estimates recorded during the period of sale. We recognized aggregate increases in our net product sales of $5.4 million, $7.4 million, and $2.1 million for the years ended December 31, 2023, 2022, and 2021, respectively, related to changes in these estimates of revenue recognized from product sales in prior periods.
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

2023 Annual Report	F-13

product pricing and information regarding changes in program regulations and guidelines. Our chargebacks represent contractual discounts payable to distributors for the difference between the invoice price paid to us by the distributor for a particular product and the contracted price that the distributor’s customer pays for that product. We estimate our chargeback liability on a product-by-product basis, primarily considering historical payment experience. Although we accrue a liability for rebates and chargebacks in the same period the product is sold, third-party reporting and payment of the rebate or chargeback amount occur on a time lag, with the majority of rebates and chargebacks paid within six months from date of sale. Our liability for rebates and chargebacks is included in accounts payable and accrued expenses in our consolidated balance sheets. As of December 31, 2023 and 2022, our accrued rebates and chargebacks were $108.4 million and $81.3 million, respectively. In addition, during the years ended December 31, 2023, 2022, and 2021, we recognized $275.5 million, $198.5 million, and $218.6 million, respectively, in revenue deductions associated with rebates and chargebacks.
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
Product returns. The sales terms for Adcirca and Unituxin include return rights that extend throughout the distribution channel. For Adcirca, we recognize an allowance for returns as customers have the right to return expired product for up to 12 months after the product’s expiration date (generally 18 to 36 months after the initial sale). Returned product is destroyed. Regulatory exclusivity for Adcirca expired in May 2018, and generic versions of Adcirca became available for purchase beginning in the third quarter of 2018. Due to the availability of the generic versions, we experienced a significant decline in Adcirca demand, resulting in inventory held by distributors and other downstream customers expiring unsold. Our allowance for product returns for Adcirca as of December 31, 2023 and 2022 is $1.5 million and $2.4 million, respectively. We record our allowance for product returns in other current and non-current liabilities in our consolidated balance sheets. We developed our returns liability as of December 31, 2023 and 2022 based on historical return rates accumulated since the expiration of the regulatory exclusivity in 2018.
For Unituxin, we ship product with expiration dates that are generally nine to 14 months after the initial sale. Unituxin product returns for each of the years ended December 31, 2023 and 2022 were not material. For sales of our other commercial products, we do not offer our customers a general right of return.
Distributor fees. Distributor fees include distribution and other service fees paid to certain distributors. These fees are based on contractual amounts or rates applied to purchases of our product or units of service provided in a given period. Our liability for distributor fees is included in accounts payable and accrued expenses in our consolidated balance sheets.
Trade Receivables
We invoice and receive payment from our customers after we recognize revenue, resulting in receivables from our customers that are presented as accounts receivable in our consolidated balance sheets. Accounts receivable consist of short-term amounts due from our distributors (generally 30 to 90 days) and are stated at the amount we expect to collect. We establish an allowance for doubtful accounts, if deemed necessary, based on our assessment of the collectability of specific distributor accounts. We did not recognize any impairment losses for accounts receivable for each of the years ended December 31, 2023 and 2022. Changes in accounts receivable are primarily due to the timing and magnitude of orders of our products, the timing of when control of our products is transferred to our distributors, and the timing of cash collections.
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

F-14	United Therapeutics, a public benefit corporation

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
Share-Based Compensation
Generally, the fair value of a stock option grant is measured on its grant date and related compensation expense is recognized ratably over the requisite service period. We issue new shares of our common stock upon the exercise of stock options. Certain executives have stock options that vest upon achievement of specific performance conditions. Share-based compensation expense for all stock option awards is recorded ratably over their vesting period, depending on the specific terms of the award and achievement of the specified performance conditions. Forfeitures are recognized as they occur. See Note 8—Share-Based Compensation.
We measure the fair value of restricted stock units using the stock price on the date of grant and related compensation expense is recognized ratably over the vesting period. Each restricted stock unit entitles the holder to receive one share of our common stock upon vesting. We issue new shares of our common stock upon the vesting of restricted stock units. Certain executives have restricted stock units that vest upon achievement of specific performance conditions. Share-based compensation expense for restricted stock units is recorded ratably over their vesting period, depending on the specific terms of the award and achievement of any specified performance conditions.
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
Earnings Per Common Share
Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period, adjusted for the potential dilutive effect of our outstanding stock options, outstanding RSUs, and shares issuable under the ESPP, as if the RSUs were vested, the stock options were exercised, and the shares expected to be issued under the ESPP at the end of the then-current offering

2023 Annual Report	F-15

period were issued. During periods in which we incur net losses, both basic and diluted loss per common share are calculated by dividing the net loss by the weighted average shares outstanding. Potentially dilutive securities are excluded from the calculation because their effect would be anti-dilutive.
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
3. Recently Issued Accounting Standards
Accounting Standards Adopted
None.
Accounting Standards Not Yet Adopted
In November 2023, the FASB issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. This ASU requires disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker (CODM), a description of other segment items by reportable segment, and any additional measures of a segment profit or loss used by the CODM when deciding how to allocate resources. This ASU also requires all annual disclosures currently required by Topic 280 to be included in interim periods. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance requires retrospective application to all prior periods presented in the financial statements. We are currently assessing the timing and impact of adopting the updated provisions.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the required disclosures primarily related to the income tax rate reconciliation and income taxes paid. This ASU requires an entity’s income tax rate reconciliation to provide additional information for reconciling items meeting a quantitative threshold, and to disclose certain selected categories within the income tax rate reconciliation. This ASU also requires entities to disclose the amount of income taxes paid, disaggregated by federal, state and foreign taxes. This ASU is effective for annual periods beginning after December 15, 2024, though early adoption is permitted. We are currently evaluating the impact of this guidance on the consolidated financial statements.
4. Investments
Marketable Investments
Available-for-Sale Debt Securities
Available-for-sale debt securities are recorded at fair value, with the portion of the unrealized gains and losses that are not credit-related included as a component of accumulated other comprehensive loss in stockholders’ equity, until realized. Available-for-sale debt securities consisted of the following (in millions):

F-16	United Therapeutics, a public benefit corporation

As of December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency securities	$3,044.5	$5.3	$(17.2)	$3,032.6
Corporate debt securities	727.2	2.1	(4.7)	724.6
Total(1)	$3,771.7	$7.4	$(21.9)	$3,757.2
Reported under the following captions in our consolidated balance sheets:
Cash and cash equivalents				$75.9
Current marketable investments				1,771.5
Non-current marketable investments				1,909.8
Total(1)				$3,757.2

As of December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency securities	$2,697.8	$0.1	$(58.9)	$2,639.0
Corporate debt securities	555.6	—	(16.0)	539.6
Total(2)	$3,253.4	$0.1	$(74.9)	$3,178.6
Reported under the following captions in our consolidated balance sheets:
Cash and cash equivalents				$15.6
Current marketable investments				1,846.8
Non-current marketable investments				1,316.2
Total(2)				$3,178.6
(1)Total excludes $21.0 million related to available-for-sale debt securities that matured on December 31, 2023, although cash proceeds were not received until January 2, 2024. We recorded the $21.0 million receivable within other current assets in our consolidated balance sheets as of December 31, 2023.
(2)Total excludes $70.0 million related to available-for-sale debt securities that matured on December 31, 2022, although cash proceeds were not received until January 3, 2023. We recorded the $70.0 million receivable within other current assets in our consolidated balance sheets as of December 31, 2022.
The following tables present gross unrealized losses and fair value for those available-for-sale debt securities that were in an unrealized loss position as of December 31, 2023 and December 31, 2022, aggregated by investment category and length of time that the individual securities have been in a continuous loss position (in millions):

	Less than 12 months		12 months or longer		Total
As of December 31, 2023	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency securities	$1,101.8	$(4.4)	$838.1	$(12.8)	$1,939.9	$(17.2)
Corporate debt securities	209.4	(0.5)	284.1	(4.2)	493.5	(4.7)
Total	$1,311.2	$(4.9)	$1,122.2	$(17.0)	$2,433.4	$(21.9)

	Less than 12 months		12 months or longer		Total
As of December 31, 2022	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency securities	$1,324.6	$(24.2)	$1,111.6	$(34.7)	$2,436.2	$(58.9)
Corporate debt securities	254.2	(6.7)	274.1	(9.3)	528.3	(16.0)
Total	$1,578.8	$(30.9)	$1,385.7	$(44.0)	$2,964.5	$(74.9)
As of December 31, 2023 and December 31, 2022, we held 385 and 411 available-for-sale debt securities, respectively, that were in an unrealized loss position. In assessing whether the decline in fair value as of December 31, 2023 of any of these securities resulted from a credit loss, we consulted with our investment managers and reviewed the credit ratings for each security. We believe that these unrealized losses are a direct result of the current interest rate environment and do not represent an indication of credit loss. We do not intend to sell the investments in unrealized loss positions prior to their maturity and it is not more likely than not that we will be required to sell these investments before recovery of their amortized cost basis. There were no impairments due to credit loss on our available-for-sale debt securities during the years ended December 31, 2023 and 2022.

2023 Annual Report	F-17

The following table summarizes the contractual maturities of available-for-sale debt securities (in millions). Actual maturities may differ from contractual maturities because the issuers of certain of these debt securities have the right to call the securities or prepay their obligations under the securities with or without penalties.

	As of December 31, 2023
	Amortized Cost	Fair Value
Due within one year	$1,861.8	$1,847.4
Due in one to three years	1,909.9	1,909.8
Total	$3,771.7	$3,757.2
Investments in Equity Securities with Readily Determinable Fair Values
We held investments in equity securities with readily determinable fair values of $14.9 million and $30.7 million as of December 31, 2023 and 2022, respectively, which are included in current marketable investments in our consolidated balance sheets. Changes in the fair value of publicly-traded equity securities are recorded in our consolidated statements of operations within other (expense) income, net. See Note 5—Fair Value Measurements.
During the years ended December 31, 2023, 2022, and 2021, we received zero, $3.8 million, and $111.5 million, respectively, in cash from the sale of investments in equity securities. During 2022, we sold a portion of our investment in a publicly-traded company and realized a gain of $0.9 million. During 2021, we sold our investments in two publicly-traded companies and realized a gain of $92.6 million. The gains were recorded within other (expense) income, net in our consolidated statements of operations for the years ended December 31, 2022 and 2021.
Investments in Privately-Held Companies
As of December 31, 2023 and 2022, we maintained non-controlling equity investments in privately-held companies of $28.5 million in the aggregate within other non-current assets in our consolidated balance sheets. We made a payment of $1.5 million for an investment in a privately-held company during the year ended December 31, 2022. No such payments were made during the years ended December 31, 2023 and 2021.
When an observable price transaction occurs that is identified as similar or identical to our investment, we perform a valuation analysis to assess the fair value of our investment using various inputs, such as the discount rate, expected time to a liquidation event, and price volatility of peer company stocks. We adjust the fair value of our investment based on the valuation analysis and recognize the gain or loss in the period in which the observable price change occurred. During the years ended December 31, 2023, 2022, and 2021, there were no aggregate increases in the value of our investments.
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
For non-controlling equity investments in privately-held companies in which we held an investment as of December 31, 2023, cumulative impairments and downward fair value adjustments were $5.1 million and cumulative upward fair value adjustments were $1.9 million.
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

F-18	United Therapeutics, a public benefit corporation

primary customer of the affiliate and the affiliate currently relies on our reimbursement of its costs to sustain its operations. We have determined we are not the primary beneficiary of the affiliate as we do not have the power to direct or control its significant activities related to the manufacturing of medical devices. Accordingly, we have not consolidated the affiliate’s results of operations and financial position with ours. As of December 31, 2023 and 2022, our consolidated balance sheets included $7.1 million and $9.2 million of assets, respectively, related to the supply agreement. As of December 31, 2023 and 2022, our consolidated balance sheets included a $2.7 million and $2.0 million liability, respectively, for our obligation to reimburse costs related to the supply agreement. While the terms of the supply agreement expose us to various future risks of loss given our responsibility to reimburse all costs incurred by the affiliate to manufacture and supply the Remunity Pump, we believe that our maximum exposure to loss as of December 31, 2023 as a result of our involvement with the affiliate is $7.1 million, the amount of assets related to the supply agreement noted above.
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
As of December 31, 2023, our consolidated balance sheets included $67.2 million of assets due to the consolidation of these VIEs included within property, plant, and equipment, net. Upon consolidating the VIEs, which were not deemed a business as defined in ASC 805, Business Combinations, no gain or loss was recognized. These VIEs have no recourse against our assets and general credit, and the VIEs’ assets cannot be used to settle the VIEs’ liabilities. Our total risk of loss is the $67.2 million of assets we contributed, as noted above.
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

2023 Annual Report	F-19

We account for certain assets and liabilities at fair value and classify these assets and liabilities within the fair value hierarchy. Our other current assets and other current liabilities have fair values that approximate their carrying values. Assets and liabilities subject to fair value measurements are as follows (in millions):

	As of December 31, 2023
	Level 1	Level 2	Level 3	Balance
Assets
Money market funds(1)	$408.5	$—	$—	$408.5
Time deposits(1)	126.4	—	—	126.4
U.S. government and agency securities(2)	—	3,032.6	—	3,032.6
Corporate debt securities(2)	—	724.6	—	724.6
Equity securities(3)	14.9	—	—	14.9
Contingent consideration(4)	—	—	—	—
Total assets	$549.8	$3,757.2	$—	$4,307.0
Liabilities
Contingent consideration(5)	—	—	21.1	21.1
Total liabilities	$—	$—	$21.1	$21.1

	As of December 31, 2022
	Level 1	Level 2	Level 3	Balance
Assets
Money market funds(1)	$459.6	$—	$—	$459.6
Time deposits(1)	75.6	—	—	75.6
U.S. government and agency securities(2)	—	2,639.0	—	2,639.0
Corporate debt securities(2)	—	539.6	—	539.6
Equity securities(3)	30.7	—	—	30.7
Contingent consideration(4)	—	—	0.1	0.1
Total assets	$565.9	$3,178.6	$0.1	$3,744.6
Liabilities
Contingent consideration(5)	—	—	19.7	19.7
Total liabilities	$—	$—	$19.7	$19.7
(1)Included in cash and cash equivalents in our consolidated balance sheets.
(2)Included in cash and cash equivalents and current and non-current marketable investments in our consolidated balance sheets. See Note 4—Investments—Marketable Investments—Available-for-Sale Debt Securities for further information. The fair value of these securities is principally measured or corroborated by trade data for identical securities for which related trading activity is not sufficiently frequent to be considered a Level 1 input or comparable securities that are more actively traded.
(3)Included in current marketable investments in our consolidated balance sheets. The fair value of these securities is based on quoted market prices for identical instruments in active markets. During the years ended December 31, 2023 and 2022, we recognized $15.8 million and $35.9 million of net unrealized losses in the aggregate and net unrealized and realized losses in the aggregate, respectively, on these securities. We recorded these gains and losses in our consolidated statements of operations within other (expense) income, net. See Note 4—Investments—Marketable Investments—Investments in Equity Securities with Readily Determinable Fair Values.
(4)Included in other current assets and other non-current assets in our consolidated balance sheets. We estimated the fair value of contingent consideration using a Monte Carlo simulation. The Monte Carlo simulation incorporates Level 3 inputs including the probability of completing certain milestones during a specified period of time. The fair value of our contingent consideration assets decreased by $0.1 million from December 31, 2022 to December 31, 2023. The loss was recorded within other (expense) income, net in our consolidated statements of operations.
(5)Included in other current liabilities and other non-current liabilities in our consolidated balance sheets. The fair value of our contingent consideration obligations has been estimated using probability-weighted discounted cash flow models (DCFs). The DCFs incorporate Level 3 inputs, including estimated discount rates, that we believe market participants would consider relevant in pricing and the projected timing and amount of cash flows, which are estimated and developed, in part, based on the requirements specific to each acquisition agreement. The fair value of our contingent consideration liabilities increased by $1.4 million from December 31, 2022 to December 31, 2023. The loss was recorded within research and development in our consolidated statements of operations. The increase includes a $1.1 million contingent consideration liability related to the Miromatrix acquisition. See Note 16—Acquisitions—Business Combination for further information.

F-20	United Therapeutics, a public benefit corporation

Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate fair value because of their short maturities. The fair values of our marketable investments and contingent consideration are reported above within the fair value hierarchy. See Note 4—Investments. The carrying value of our debt is a reasonable estimate of the fair value of the outstanding debt based on the variable interest rate of the debt.
6. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following by major categories (in millions):

	As of December 31,
	2023	2022
Accounts payable	$5.6	$4.1
Accrued expenses:
Sales-related (royalties, rebates, and fees)	155.3	116.5
Payroll-related	72.9	66.5
Research and development-related	25.0	22.7
Other	39.2	20.1
Total accrued expenses	$292.4	$225.8
Total accounts payable and accrued expenses	$298.0	$229.9
7. Debt
2022 Credit Agreement
In March 2022, we entered into a credit agreement (the 2022 Credit Agreement) with Wells Fargo Bank, National Association (Wells Fargo), as administrative agent and a swingline lender, and various other lender parties, which provides for: (1) an unsecured revolving credit facility of up to $1.2 billion; and (2) a second unsecured revolving credit facility of up to $800.0 million (which facilities may, at our request, be increased by up to $500.0 million in the aggregate subject to obtaining commitments from existing or new lenders for such increase and other conditions). In accordance with the terms of the 2022 Credit Agreement, in March 2023, we extended the maturity date of the 2022 Credit Agreement by one year, to March 2028. The lenders may extend the maturity date by one additional year to March 2029 if we request such an extension.
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
As of December 31, 2022, our outstanding aggregate principal balance under the 2022 Credit Agreement was $800.0 million. During the year ended December 31, 2023, we paid down $100.0 million of our balance under the 2022 Credit Agreement, which brought our aggregate outstanding balance down to $700.0 million as of December 31, 2023. Although our credit facility matures in 2028, we reclassified $400.0 million of the outstanding balance as a current liability on our consolidated balance sheet as of December 31, 2023, as we intend to repay this amount within one year.
The 2022 Credit Agreement contains customary events of default and customary affirmative and negative covenants. As of December 31, 2023, we were in compliance with these covenants.
The interest expense reported in our consolidated statements of operations for each of the years ended December 31, 2023, 2022, and 2021, related to our borrowings under the 2022 Credit Agreement and 2018 Credit Agreement.
2018 Credit Agreement
In June 2018, we entered into a credit agreement (the 2018 Credit Agreement) with Wells Fargo, as administrative agent and a swingline lender, and various other lender parties, providing for: (1) an unsecured revolving credit facility of up to $1.0 billion; and (2) a second unsecured revolving credit facility of up to $500.0 million.

2023 Annual Report	F-21

On March 31, 2022, we terminated the 2018 Credit Agreement and entered into the 2022 Credit Agreement. We repaid in full all our obligations under the 2018 Credit Agreement in connection with the termination of the 2018 Credit Agreement and our entry into the 2022 Credit Agreement. There were no penalties associated with the early termination of the 2018 Credit Agreement.
8. Share-Based Compensation
As of December 31, 2023, we have two shareholder-approved equity incentive plans: the United Therapeutics Corporation Amended and Restated Equity Incentive Plan (the 1999 Plan) and the United Therapeutics Corporation Amended and Restated 2015 Stock Incentive Plan (as amended to date, the 2015 Plan). The 2015 Plan provides for the issuance of up to 12,500,000 shares of our common stock pursuant to awards granted under the 2015 Plan, which includes 1,000,000 shares added pursuant to an amendment and restatement of the 2015 Plan approved by our shareholders in June 2023. No further awards will be granted under the 1999 Plan. We also have one equity incentive plan, the United Therapeutics Corporation 2019 Inducement Stock Incentive Plan (the 2019 Inducement Plan), that has not been approved by our shareholders, as permitted by the Nasdaq Stock Market rules. The 2019 Inducement Plan was approved by our Board of Directors in February 2019 and provides for the issuance of up to 99,000 shares of our common stock under awards granted to newly-hired employees. Currently, we grant equity-based awards to employees and members of our Board of Directors in the form of stock options and restricted stock units (RSUs) under the 2015 Plan, and we may grant RSUs to newly-hired employees under the 2019 Inducement Plan. See the sections entitled Stock Options and RSUs below for additional information regarding these equity-based awards.
In March 2023, we issued stock options and RSUs to certain executives with vesting conditions tied to the achievement of specified performance criteria through the end of 2025. Throughout the performance period, we reassess the estimated performance and update the number of performance-based awards that we believe will ultimately vest. Estimating future performance requires the use of judgment. Upon the conclusion of the performance period, the performance level achieved and the ultimate number of options or shares, as applicable, that vest are determined. Share-based compensation expense for these awards is recorded ratably over their vesting period, depending on the specific terms of the award and anticipated achievement of the specified performance criteria.
We previously issued awards under the United Therapeutics Corporation 2011 Share Tracking Awards Plan (the STAP). We refer to awards outstanding under the STAP as STAP awards. See the section entitled STAP Awards below for additional information regarding STAP awards. We discontinued the issuance of STAP awards in June 2015.
In 2012, our shareholders approved the United Therapeutics Corporation Employee Stock Purchase Plan (ESPP), which is structured to comply with Section 423 of the Internal Revenue Code. See the section entitled ESPP below for additional information regarding the ESPP.
The following table reflects the components of share-based compensation expense recognized in our consolidated statements of operations (in millions):

	Year Ended December 31,
	2023	2022	2021
Stock options	$15.4	$22.6	$25.4
RSUs	52.4	35.7	24.7
STAP awards	(30.7)	46.7	86.6
ESPP	2.0	1.8	1.8
Total share-based compensation expense before tax	$39.1	$106.8	$138.5
Share-based compensation capitalized as part of inventory	$1.3	$1.3	$1.0
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
During the year ended December 31, 2023, in addition to time-based stock options, we granted 0.4 million performance-based stock options with a total grant date fair value of $35.6 million, calculated based on the assumed achievement of maximum performance of the relevant financial performance condition. During the year ended December 31, 2023, we recorded $8.3 million of share-based compensation expense related to performance-based stock options, calculated based on the assumed level of performance achievement.
A description of the key inputs, requiring estimates, used in determining the fair value of stock options are provided below:

F-22	United Therapeutics, a public benefit corporation

Expected term—The expected term reflects the estimated time period we expect an award to remain outstanding. For the years ended December 31, 2023, 2022, and 2021, we used the simplified approach to develop this input for our stock options as we do not have sufficient historical data related to stock option exercises. Under the simplified approach, the expected term reflects the weighted average midpoint between the vesting date and the expiration date of the awards. For the expected term input related to our STAP awards, see the STAP Awards section below.
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
The following weighted average assumptions were used in estimating the fair value of stock options granted to employees during the twelve months ended December 31, 2023, 2022, and 2021:

	Year Ended December 31,
	2023	2022	2021
Expected term of awards (in years)	6.4	5.7	5.7
Expected volatility	31.4%	32.5%	32.5%
Risk-free interest rate	3.6%	2.7%	1.0%
Expected dividend yield	0.0%	0.0%	0.0%
A summary of the activity and status of stock options under our equity incentive plans during the year ended December 31, 2023 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2023	6,608,019	$128.21
Granted	455,996	218.36
Exercised	(850,162)	115.25
Forfeited	—	—
Outstanding as of December 31, 2023	6,213,853	$136.60	3.5	$518.4
Exercisable as of December 31, 2023	5,741,239	$129.99	3.1	$516.6
Unvested as of December 31, 2023	472,614	$216.82	9.2	$1.8
The weighted average fair value of a stock option granted during each of the years in the three-year period ended December 31, 2023, was $85.39, $75.87, and $56.69, respectively. The total fair value of stock options that vested for each of the years in the three-year period ended December 31, 2023, was $54.9 million, $16.3 million, and $50.4 million, respectively.
Total share-based compensation expense related to stock options is recorded as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
Cost of sales	$0.1	$—	$0.1
Research and development	0.2	0.3	0.5
Selling, general, and administrative	15.1	22.3	24.8
Share-based compensation expense before taxes	15.4	22.6	25.4
Related income tax benefit	(0.8)	(0.6)	(0.8)
Share-based compensation expense, net of taxes	$14.6	$22.0	$24.6
As of December 31, 2023, unrecognized compensation cost relating to stock options was $25.4 million. Unvested outstanding stock options as of December 31, 2023 had a weighted average remaining vesting period of 2.1 years.

2023 Annual Report	F-23

Stock option exercise data is summarized below (dollars in millions):

	Year Ended December 31,
	2023	2022	2021
Number of options exercised	850,162	747,485	405,536
Cash received from options exercised	$98.0	$88.4	$50.0
Total intrinsic value of options exercised	$105.7	$97.5	$26.6
Tax benefits realized from options exercised(1)	$24.3	$21.6	$5.3
(1)We recognize these tax benefits in our consolidated statements of operations within income tax expense.
RSUs
We issue RSUs to employees and non-employee directors. Each RSU entitles the recipient to one share of our common stock upon vesting. We measure the fair value of RSUs using the stock price on the date of grant. Share-based compensation expense for RSUs is recorded ratably over their vesting period.
During the year ended December 31, 2023, in addition to time-based RSUs, we granted 0.2 million performance-based RSUs with a total grant date fair value of $32.2 million, calculated based on the assumed achievement of maximum performance of the relevant financial and non-financial performance conditions. During the year ended December 31, 2023, we recorded $4.7 million of share-based compensation expense related to performance-based RSUs, calculated based on the assumed levels of performance achievement.
A summary of the activity with respect to, and status of, RSUs during the year ended December 31, 2023 is presented below:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2023	841,251	$191.48
Granted	370,068	219.03
Vested	(184,995)	146.16
Forfeited	(61,565)	197.54
Unvested as of December 31, 2023	964,759	$210.35
Total share-based compensation expense related to RSUs is recorded as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
Cost of sales	$3.9	$3.1	$2.1
Research and development	18.1	13.6	8.2
Selling, general, and administrative	30.4	19.0	14.4
Share-based compensation expense before taxes	52.4	35.7	24.7
Related income tax benefit	(11.7)	(8.6)	(5.9)
Share-based compensation expense, net of taxes	$40.7	$27.1	$18.8
As of December 31, 2023, unrecognized compensation cost related to the grant of RSUs was $133.2 million. Unvested outstanding RSUs as of December 31, 2023 had a weighted average remaining vesting period of 3.0 years.
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
The aggregate liability balance associated with outstanding STAP awards was $35.4 million and $80.8 million as of December 31, 2023 and 2022, respectively, all of which was classified as a current liability in our consolidated balance sheets.
Estimating the fair value of STAP awards requires the use of certain inputs that can materially impact the determination of fair value and the amount of compensation expense (benefit) we recognize. Inputs used in estimating fair value include the price

F-24	United Therapeutics, a public benefit corporation

of our common stock, the expected volatility of the price of our common stock, the risk-free interest rate, the expected term of STAP awards, and the expected dividend yield. The fair value of the STAP awards is measured at the end of each financial reporting period because the awards are settled in cash. See the descriptions of these key inputs, requiring estimates, used in determining the fair value of the awards in the Stock Options section above. A description of the expected term input for STAP awards is provided below:
Expected term—The expected term reflects the estimated time period we expect an award to remain outstanding. We use the full weighted average remaining contractual term to calculate the expected term of outstanding STAP awards.
The table below includes the weighted-average assumptions used to measure the fair value of the outstanding STAP awards:

	As of December 31,
	2023	2022	2021
Expected term of awards (in years)	1.1	1.0	1.3
Expected volatility	25.9%	33.5%	30.0%
Risk-free interest rate	4.8%	4.7%	0.4%
Expected dividend yield	0.0%	0.0%	0.0%
The closing price of our common stock was $219.89, $278.09, and $216.08 on December 31, 2023, 2022, and 2021, respectively.
A summary of the activity and status of STAP awards during the year ended December 31, 2023 is presented below:

	Number of Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2023	555,600	$140.54
Granted	—	—
Exercised	(111,692)	106.78
Forfeited	(850)	60.16
Outstanding as of December 31, 2023	443,058	$149.21	1.1	$31.3
Exercisable as of December 31, 2023	443,058	$149.21	1.1	$31.3
Unvested as of December 31, 2023	—	$—	—	$—
Share-based compensation (benefit) expense recognized in connection with STAP awards is as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
Cost of sales	$(1.4)	$1.9	$3.5
Research and development	(3.8)	9.0	15.0
Selling, general, and administrative	(25.5)	35.8	68.1
Share-based compensation (benefit) expense before taxes	(30.7)	46.7	86.6
Related income tax expense (benefit)	5.3	(8.6)	(14.7)
Share-based compensation (benefit) expense, net of taxes	$(25.4)	$38.1	$71.9
Cash paid to settle STAP awards exercised during the years ended December 31, 2023, 2022, and 2021 was $14.7 million, $68.2 million, and $81.1 million, respectively.
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

2023 Annual Report	F-25

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
The components of basic and diluted earnings per common share comprised the following (in millions, except per share amounts):

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net income	$984.8	$727.3	$475.8
Denominator:
Weighted average outstanding shares — basic	46.8	45.5	44.9
Effect of dilutive securities(1):
Stock options, RSUs, and ESPP(2)	2.9	3.0	2.4
Weighted average shares — diluted(2)	49.7	48.5	47.3
Net income per common share:
Basic	$21.04	$15.98	$10.60
Diluted	$19.81	$15.00	$10.06
Stock options and RSUs excluded from calculation(2)	0.3	—	0.1
(1)Calculated using the treasury stock method.
(2)The common shares underlying certain stock options and RSUs have been excluded from the computation of diluted earnings per share because their impact would be anti-dilutive.
Accumulated Other Comprehensive Loss
The following table includes changes in accumulated other comprehensive loss by component, net of tax (in millions):

	Defined Benefit Pension Plan(1)	Foreign Currency Translation Losses	Unrealized Gains and (Losses) on Available-for-Sale Securities	Total
Balance, January 1, 2023	$18.8	$(17.9)	$(56.4)	$(55.5)
Other comprehensive income (loss) before reclassifications	2.0	—	45.6	47.6
Amounts reclassified from accumulated other comprehensive loss	(4.9)	—	—	(4.9)
Net current-period other comprehensive income (loss)	(2.9)	—	45.6	42.7
Balance, December 31, 2023	$15.9	$(17.9)	$(10.8)	$(12.8)

F-26	United Therapeutics, a public benefit corporation

	Defined Benefit Pension Plan(1)	Foreign Currency Translation Losses	Unrealized Gains and (Losses) on Available-for-Sale Securities	Total
Balance, January 1, 2022	$(0.5)	$(17.9)	$(4.6)	$(23.0)
Other comprehensive income (loss) before reclassifications	18.7	—	(51.8)	(33.1)
Amounts reclassified from accumulated other comprehensive loss	0.6	—	—	0.6
Net current-period other comprehensive income (loss)	19.3	—	(51.8)	(32.5)
Balance, December 31, 2022	$18.8	$(17.9)	$(56.4)	$(55.5)
(1)See Note 11—Employee Benefit Plans—Supplemental Executive Retirement Plan, which identifies the captions within our consolidated statements of operations where reclassification adjustments were recognized and their associated tax impact.
10. Income Taxes
Components of income tax expense consist of the following (in millions):

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$287.3	$228.3	$112.3
State	66.6	45.8	24.6
Total current	353.9	274.1	136.9
Deferred
Federal	(44.3)	(44.8)	(10.1)
State	(20.1)	(6.0)	(8.7)
Total deferred	(64.4)	(50.8)	(18.8)
Total income tax expense	$289.5	$223.3	$118.1
Presented below is a reconciliation of income tax expense computed at the statutory federal tax rate of 21 percent in 2023, 2022, and 2021 to income tax expense as reported (in millions):

	Year Ended December 31,
	2023	2022	2021
Federal taxes at the statutory rate	$267.6	$199.6	$124.7
State taxes, net of federal benefit	37.3	28.4	14.6
General business credits	(22.5)	(18.0)	(11.5)
Excess tax benefits from share-based compensation	(17.3)	(15.1)	(3.6)
Nondeductible acquisition costs	9.1	—	—
Uncertain tax positions	9.0	11.8	(1.0)
Nondeductible compensation	3.5	9.2	11.8
Change in valuation allowance	2.8	10.9	(18.7)
Other	—	(3.5)	1.8
Total income tax expense	$289.5	$223.3	$118.1
Effective tax rate	23%	23%	20%

2023 Annual Report	F-27

Components of the net deferred tax assets are as follows (in millions):

	As of December 31,
	2023	2022
Deferred tax assets:
Capitalized research and development	$186.1	$90.3
Intangible assets	145.4	168.2
Share-based compensation	55.6	64.2
Reserves and accrued liabilities	23.8	20.7
Net operating loss carryforwards	21.4	9.5
Basis differences in investments	15.3	25.0
SERP	8.8	9.9
Other	11.6	3.3
Total deferred tax assets	468.0	391.1
Less: Valuation allowance	(30.8)	(22.4)
Total net deferred tax assets	437.2	368.7
Deferred tax liabilities:
Plant and equipment principally due to differences in depreciation	(39.0)	(37.4)
Other	(3.4)	(3.6)
Total deferred tax liabilities	(42.4)	(41.0)
Total deferred tax assets, net	$394.8	$327.7
As of December 31, 2023, we had gross federal, foreign, and state net operating loss carryforwards, including those obtained through acquisitions, of $60.3 million, $6.7 million, and $130.5 million, respectively, which either expire at various dates beginning in 2025 or have no expiration date. As of December 31, 2023, we had federal and state research credit carryforwards, including those obtained through acquisitions, of $6.0 million and $4.3 million, respectively, which expire at various dates beginning in 2028. We expect that certain of these carryforwards will expire unused, so we have established valuation allowances for that portion of the related deferred tax assets.
The Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures in the period incurred beginning in 2022 and requires amortization over five or fifteen years. This change increased our cash paid for income taxes for 2023 and our deferred tax assets as of December 31, 2023.
We are subject to federal and state taxation in the United States and various foreign jurisdictions. We are no longer subject to income tax examinations by the Internal Revenue Service and all other major jurisdictions for tax years prior to 2014.
As of December 31, 2023 and 2022, we had $24.0 million and $15.1 million of unrecognized tax benefits, excluding interest and penalties, that would impact our effective tax rate if recognized. The total amount of unrecognized tax benefits relating to our tax positions is subject to change based on future events including, but not limited to, the settlements of ongoing tax audits and assessments and the expiration of applicable statutes of limitations. Given the uncertainty of these future events, it is reasonably possible that the balance of unrecognized tax benefits could change significantly over the next 12 months. However, due to the number of years remaining that are subject to examination, we are unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits.
The following table represents a reconciliation of the total unrecognized tax benefit liability, excluding interest and penalties, for the years ended December 31, 2023, 2022, and 2021 (in millions):

	Year Ended December 31,
	2023	2022	2021
Unrecognized tax benefits, beginning of the period	$15.2	$3.6	$4.5
Gross decreases related to prior period tax positions	—	—	(0.1)
Gross increases related to prior period tax positions	9.3	10.3	—
Gross increases related to current period tax positions	1.5	1.3	0.7
Gross decreases as a result of settlements during the current period	—	—	(1.5)
Reductions due to lapse of applicable statute of limitations	(1.9)	—	—
Unrecognized tax benefits, end of the period	$24.1	$15.2	$3.6

F-28	United Therapeutics, a public benefit corporation

We record interest and penalties related to uncertain tax positions as a component of income tax expense. As of December 31, 2023 and 2022, our liability for unrecognized tax benefits included approximately $1.6 million and $0.7 million, respectively, for the accrual of interest and penalties. As of December 31, 2023, 2022, and 2021, we recorded an approximately $0.9 million expense, $0.4 million expense, and $0.1 million benefit, respectively, for the accrual of interest and penalties in our consolidated statement of operations.
11. Employee Benefit Plans
Supplemental Executive Retirement Plan
We maintain the United Therapeutics Corporation Supplemental Executive Retirement Plan (SERP) to provide retirement benefits to certain senior members of our management team.
Participants who retire at age 60 or older are eligible to receive either monthly payments or a lump sum payment based on an average of their total gross base salary over the last 36 months of active employment, subject to certain adjustments. Related benefit payments commence on the first day of the sixth month after retirement. Participants who elect to receive monthly payments will continue to receive payments through the remainder of their life. Alternatively, participants who elect to receive a lump sum distribution will receive a payment equal to the present value of the estimated monthly payments that would have been received upon retirement. As of December 31, 2023 and 2022, all SERP participants had elected to receive a lump sum distribution. Participants who terminate employment for any reason other than death, disability, or change in control prior to age 60 will not be entitled to receive any benefits under the SERP.
Because we do not fund the SERP, we recognize a liability equal to the projected benefit obligation as measured at the end of each fiscal year.
A reconciliation of the beginning and ending balances of the projected benefit obligation is presented below (in millions):

	Year Ended December 31,
	2023	2022
Projected benefit obligation at the beginning of the year	$51.5	$67.1
Service cost	2.1	3.1
Interest cost	2.1	1.2
Benefits paid	(4.7)	(0.2)
Net actuarial gain	(2.2)	(19.7)
Projected benefit obligation at the end of the year	$48.8	$51.5
Amount included in other current liabilities(1)	$30.5	$19.5
Amount included in other non-current liabilities	$18.3	$32.0
(1)This amount represents the benefit obligation due to participants who are eligible to retire and whose benefit payments could commence within one year of the respective balance sheet date.
The following weighted average assumptions were used to measure the SERP obligation:

	Year Ended December 31,
	2023	2022
Discount rate	4.64%	4.95%
Salary increases	4.00%	4.00%
Lump-sum interest rate	5.50%	5.00%

2023 Annual Report	F-29

The components of net periodic pension cost recognized in our consolidated statements of operations consisted of the following (in millions):

	Year Ended December 31,
	2023	2022	2021
Service cost	$2.1	$3.1	$3.4
Interest cost	2.1	1.2	0.9
Amortization of prior service cost	0.4	0.7	0.7
Amortization of net actuarial gain	(4.2)	—	—
Settlement	(1.8)	—	—
Total	$(1.4)	$5.0	$5.0
The service cost component is reported within operating expenses and the other components are reported in other (expense) income, net in our consolidated statements of operations.
Amounts related to the SERP that have been recognized in other comprehensive income (loss) are as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
Net actuarial gain	$(2.0)	$19.7	$5.8
Prior service cost	0.4	0.7	0.7
Settlement	(1.8)	—	—
Total recognized in other comprehensive income (loss)	(3.4)	20.4	6.5
Tax benefit (expense)	0.5	(1.1)	(0.3)
Total, net of tax	$(2.9)	$19.3	$6.2
The table below presents amounts related to the SERP included in accumulated other comprehensive loss that have not yet been recognized as a component of net periodic pension cost in our consolidated statements of operations (in millions):

	Year Ended December 31,
	2023	2022	2021
Net actuarial gain	$(17.9)	$(21.7)	$(2.0)
Prior service cost	0.2	0.6	1.3
Total included in accumulated other comprehensive loss	(17.7)	(21.1)	(0.7)
Tax expense	1.8	2.3	1.2
Total, net of tax	$(15.9)	$(18.8)	$0.5
The accumulated benefit obligation, a measure that does not consider future increases in participants’ salaries, was $44.0 million and $47.0 million as of December 31, 2023 and 2022, respectively.
Future estimated benefit payments, based on current assumptions, including election of lump-sum distributions and expected future service, are as follows (in millions):

Year Ended December 31,
2024	$30.5
2025	—
2026	—
2027	—
2028	11.2
Thereafter	19.3
Total	$61.0
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

F-30	United Therapeutics, a public benefit corporation

12. Commitments and Contingencies
Leases
We lease facilities and equipment under operating lease arrangements that have terms expiring at various dates through 2043. Certain lease arrangements include renewal options and escalation clauses. In addition, various lease agreements to which we are party require that we comply with certain customary covenants throughout the term of these leases. If we are unable to comply with these covenants and cannot reach a satisfactory resolution in the event of noncompliance, these agreements could terminate.
Future minimum lease payments under non-cancelable operating leases as of December 31, 2023, are as follows (in millions):

Year Ending December 31,
2024	$4.7
2025	4.3
2026	4.2
2027	4.2
2028	3.9
Thereafter	11.5
Total	$32.8
Total operating lease expense was $5.7 million, $4.8 million, and $3.6 million for the years ended December 31, 2023, 2022, and 2021, respectively. The amounts recorded in operating lease expense include short-term leases, which are immaterial.
In August 2021, we entered into a commercial supply agreement (Supply Agreement) with MannKind Corporation (MannKind), which was later amended. Pursuant to the Supply Agreement, MannKind is responsible for manufacturing and supplying Tyvaso DPI to us on a cost-plus basis. Unless earlier terminated, the initial term of the Supply Agreement continues until December 31, 2031 and will thereafter be renewed automatically for additional, successive two-year terms unless either party provides notice of non-renewal. We determined that the Supply Agreement contains certain lease components and have elected the expedient to combine lease and non-lease components as a single lease component. All payment obligations under the Supply Agreement are variable in nature and we incurred costs of $130.4 million and $51.2 million during the years ended December 31, 2023 and 2022, respectively.
In September 2022, we entered into an agreement (Lease Agreement) to lease the entirety of a building. The Lease Agreement modified and replaced several of our pre-existing leases of portions of the same building, and has an initial term expiring in July 2027, with five renewal options of five years each, exercisable in our sole discretion. As a result, we remeasured the lease liability at our incremental borrowing rate, using a lease term that assumed we exercise one renewal option, due to our financing of significant leasehold improvements necessary for the research and development activities being performed at this location. Upon remeasurement, we determined that the lease remains an operating lease. As of December 31, 2023, our consolidated balance sheets included a right-of-use asset of $11.0 million and lease liability for the building of $11.4 million. We incurred leasehold improvements of $32.3 million as of December 31, 2023.
Milestone Payments and Royalty Obligations
We are party to certain license agreements pursuant to which we have in-licensed or acquired intellectual property rights covering our commercial and/or development-stage products. Generally, these agreements require that we make milestone payments in cash upon the achievement of certain product development and commercialization goals and payments of royalties upon commercial sales. In addition, we sometimes acquire companies under terms that include earn-out consideration tied to future activities. The following table outlines our financial obligations under certain of these agreements:

2023 Annual Report	F-31

Counterparty	Relevant Product	Our Financial Obligation
Arena (now owned by Pfizer)	Ralinepag
Low double-digit, tiered royalty on net product sales of ralinepag (any route of administration); a one-time payment of $250.0 million upon FDA approval of an inhaled formulation of ralinepag to treat PAH; and a one-time payment of $150.0 million upon approval in certain non-U.S. jurisdictions of an oral version of ralinepag to treat any indication

DEKA Research & Development Corp.	Remunity Pump	Product fees and single-digit royalty on net product sales of the Remunity Pump and Remodulin for use with the system; reimbursement of DEKA’s development and manufacturing costs
IVIVA Medical, Inc. former securityholders	IVIVA kidney products	Two percent royalty on net product sales
Lilly	Adcirca	Ten percent royalty on net product sales of Adcirca, plus milestone payments of $325,000 for each $1,000,000 in net product sales
MannKind Corporation	Tyvaso DPI	Ten percent royalty on net product sales of Tyvaso DPI
Miromatrix Medical Inc. former securityholders	mirokidney	Approximately $54.0 million upon first implantation of mirokidney by the end of 2025, under certain circumstances
Supernus Pharmaceuticals, Inc.	Orenitram	Single-digit royalty on net product sales of Orenitram, through the fourth quarter of 2026
The Scripps Research Institute	Unituxin	One percent royalty on net product sales of Unituxin
13. Segment Information
We operate as one operating segment with a focus on the development and commercialization of products to address the unmet needs of patients with chronic and life-threatening conditions. Our Chief Executive Officer, as our CODM, manages and allocates resources to the operations of our company on a consolidated basis. This enables our Chief Executive Officer to assess our overall level of available resources and determine how best to deploy these resources across functions, therapeutic areas, and research and development projects in line with our long-term company-wide strategic goals.
Total revenues, cost of sales, and gross profit (loss) for each of our commercial products and other sources of revenues were as follows (in millions):

Year Ended December 31, 2023	Tyvaso DPI(1)	Nebulized Tyvaso(1)	Remodulin(2)	Orenitram	Unituxin	Adcirca	Other	Total
Total revenues	$731.1	$502.6	$494.8	$359.4	$198.9	$28.9	$11.8	$2,327.5
Cost of sales	115.6	32.4	38.2	24.2	16.5	12.3	18.3	257.5
Gross profit (loss)	$615.5	$470.2	$456.6	$335.2	$182.4	$16.6	$(6.5)	$2,070.0

Year Ended December 31, 2022
Total revenues	$158.3	$714.7	$500.2	$325.1	$182.9	$41.3	$13.8	$1,936.3
Cost of sales	26.3	27.2	34.0	22.4	13.1	17.8	10.8	151.6
Gross profit	$132.0	$687.5	$466.2	$302.7	$169.8	$23.5	$3.0	$1,784.7

Year Ended December 31, 2021
Total revenues	$—	$607.5	$513.7	$306.1	$202.3	$55.9	$—	$1,685.5
Cost of sales	—	26.8	37.9	19.7	14.2	23.9	—	122.5
Gross profit	$—	$580.7	$475.8	$286.4	$188.1	$32.0	$—	$1,563.0
(1)Total revenues and cost of sales include both the drug product and the respective inhalation device.
(2)Total revenues and cost of sales include sales of infusion devices including the Remunity Pump.

F-32	United Therapeutics, a public benefit corporation

Geographic revenues are determined based on the country in which our customers (distributors) are located. Total revenues from external customers in the United States and rest-of-world (ROW) for each of our commercial products were as follows (in millions):

	Year Ended December 31,
	2023			2022			2021
	U.S.	ROW	Total	U.S.	ROW	Total	U.S.	ROW	Total
Net product sales:
Tyvaso DPI(1)	$731.1	$—	$731.1	$158.3	$—	$158.3	$—	$—	$—
Nebulized Tyvaso(1)	477.1	25.5	502.6	708.6	6.1	714.7	600.7	6.8	607.5
Total Tyvaso	1,208.2	25.5	1,233.7	866.9	6.1	873.0	600.7	6.8	607.5
Remodulin(2)	414.6	80.2	494.8	407.5	92.7	500.2	423.4	90.3	513.7
Orenitram	359.4	—	359.4	325.1	—	325.1	306.1	—	306.1
Unituxin	181.3	17.6	198.9	170.5	12.4	182.9	178.1	24.2	202.3
Adcirca	28.9	—	28.9	41.3	—	41.3	55.9	—	55.9
Other	9.8	2.0	11.8	2.8	11.0	13.8	—	—	—
Total revenues	$2,202.2	$125.3	$2,327.5	$1,814.1	$122.2	$1,936.3	$1,564.2	$121.3	$1,685.5
(1) Net product sales include both the drug product and the respective inhalation device.
(2) Net product sales include sales of infusion devices including the Remunity Pump.
We recorded revenue from three distributors in the United States that exceeded ten percent of total revenues. Revenue from these three distributors as a percentage of total revenues is as follows:

Year Ended December 31,	2023	2022	2021
Distributor 1	51%	51%	50%
Distributor 2	34%	32%	29%
Distributor 3	8%	9%	11%
Long-lived assets, including PP&E and right-of-use assets, located by geographic area are as follows (in millions):

Year Ended December 31,	2023	2022	2021
United States	$1,057.8	$871.1	$768.1
Rest-of-World	12.0	12.6	12.8
Total	$1,069.8	$883.7	$780.9
14. Litigation
Sandoz Litigation
In April 2019, Sandoz Inc. (Sandoz) and its marketing partner RareGen, LLC (now known as Liquidia PAH, LLC, a subsidiary of Liquidia Corporation) (RareGen), filed a complaint in the U.S. District Court for the District of New Jersey against us and Smiths Medical ASD, Inc. (Smiths Medical), alleging that we and Smiths Medical engaged in anticompetitive conduct in connection with plaintiffs’ efforts to launch their generic version of Remodulin. In particular, the complaint alleged that we and Smiths Medical unlawfully impeded competition by entering into an agreement to produce CADD-MS®3 (MS-3) cartridges specifically for the administration of subcutaneous Remodulin for our patients, without making these cartridges available for the administration of Sandoz’s generic treprostinil injection. In March 2020, the plaintiffs filed an amended complaint to add a count alleging that we breached our earlier patent settlement agreement with Sandoz by refusing to grant Sandoz access to cartridges purchased for our patients.
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

2023 Annual Report	F-33

tortious interference claim have been resolved in our favor. These were the only claims in the case that gave rise to any potential for trebling of damages, punitive damages, and/or the award of attorneys’ fees. The court also denied plaintiffs’ request for injunctive relief.
The court granted Sandoz’s motion for summary judgment with respect to Sandoz’s breach of contract claim. The issue of what, if any, damages Sandoz is entitled to based on the contract claim will proceed to trial. Trial is scheduled to commence on April 29, 2024, and will be limited to determining the amount of damages under the breach of contract claim. RareGen has no claim for breach of contract and, as a result, has no remaining claims in the litigation. The parties will have the right to appeal the summary judgment decisions and the result of the trial, upon entry of final judgment following the trial.
We intend to continue to vigorously defend ourselves against the claims made in this litigation. Among other things, we believe that plaintiffs, who were on notice that Smiths Medical would discontinue the MS-3 system, failed to fulfill their duty to properly mitigate their exposure as a result of such discontinuation, and any damages they incurred are the result of their own failure to properly plan their own product launch. However, due to the uncertainty inherent in any litigation, we cannot guarantee that an outcome adverse to us will not result. Any litigation of this nature could involve substantial cost, and an adverse outcome could result in substantial monetary damages. We currently are not able to reasonably estimate a range of potential losses due to the number of variables that may affect the outcome of the damages trial and any potential appeals, including potential damages amounts sought, the strength of our defenses, the variety of potential legal and factual determinations yet to be made by the court, the rulings that may be subject to appeal, and the inherent unpredictability of any outcome associated with these issues.
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
In January 2020, Liquidia submitted an NDA to the FDA for approval of Yutrepia™, a dry powder inhalation formulation of treprostinil, to treat PAH. This NDA was submitted under the 505(b)(2) regulatory pathway with nebulized Tyvaso as the reference listed drug. In November 2021, the FDA granted tentative approval of Liquidia’s NDA.
In April 2020, we received a Paragraph IV Certification Notice Letter (Notice Letter) from Liquidia, stating that it intends to market Yutrepia before the expiration of all patents listed in the Orange Book for nebulized Tyvaso. The Notice Letter stated that Liquidia’s NDA for Yutrepia contains a Paragraph IV certification alleging that these patents are not valid, not enforceable, and/or will not be infringed by the commercial manufacture, use, or sale of Yutrepia.
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
In July 2020, the USPTO issued a new patent to us related to Tyvaso. The new patent, U.S. Patent No. 10,716,793 (the ’793 patent), expires in May 2027, and is listed in the Orange Book for Tyvaso DPI and nebulized Tyvaso. In July 2020, we filed an amended complaint against Liquidia to include a claim for infringement of the ’793 patent. The ’793 patent relates to a method of administering treprostinil via inhalation and includes claims covering the dosing regimen used to administer Tyvaso DPI and nebulized Tyvaso. In December 2021, we filed a stipulation that the ’901 patent would not be infringed by Liquidia based on the court’s claim construction ruling.
Trial took place during March 2022, and the court issued its decision in August 2022. The court found that Liquidia’s product would infringe the ’793 patent and that Liquidia had not proved that any claim of that patent is invalid. The court also determined that Liquidia had proved certain claims of the ’066 patent were invalid and that we had not proved Liquidia’s infringement of another ’066 patent claim. Accordingly, the court issued a final judgment that bars the FDA from approving Yutrepia until expiration of the ’793 patent in May 2027. The parties appealed portions of the decision adverse to each of them, and on July 24, 2023, the appellate court issued its decision affirming the district court decision in its entirety. The court subsequently denied the parties’ requests for rehearing, so the appellate court decision is now final. On January 23, 2024, Liquidia filed a petition for writ of certiorari seeking review by the U.S. Supreme Court, and that petition was denied on

F-34	United Therapeutics, a public benefit corporation

February 20, 2024. Meanwhile, Liquidia filed a motion with the district court seeking to modify the portion of the judgment that bars the FDA from finally approving Yutrepia until expiration of the ’793 patent, and we opposed that motion. The court has not yet ruled on that motion.
In January 2021, Liquidia filed another petition for IPR with the PTAB. In its petition, Liquidia sought to invalidate the ’793 patent. In July 2022, the PTAB issued a final written decision finding all claims of the ’793 patent to be unpatentable. We filed a request for rehearing and for precedential opinion panel review. On October 26, 2022, the PTAB denied our request for precedential opinion panel review, but “determine[d] that the Board’s Final Written Decision did not address adequately whether the [references relied upon as the basis for canceling claims] qualify as prior art.” Thus, the PTAB directed the original panel “in its consideration on rehearing, to clearly identify whether the … references qualify as prior art.” The original panel issued its decision on our request for rehearing in February 2023. The original panel agreed that it had overlooked our arguments and that its rationale for determining that certain references are prior art was erroneous. Nonetheless, the original panel determined the references qualify as prior art under a new rationale. Thus, the original panel maintained that the claims of this patent are not valid. We appealed this decision, and the appellate court affirmed the PTAB decision. On January 19, 2024, we filed a petition for rehearing, and that petition is pending. All claims of this patent remain valid until any IPR appeals are exhausted.
Liquidia could obtain final FDA approval for its proposed product prior to May 2027 in two circumstances: (1) Liquidia could prevail on appeal, either from the district court judgment or IPRs, such that it is not found to infringe any valid claims of our patents; or (2) the district court could modify the order barring FDA approval based on the appellate decision with respect to the ‘793 patent IPR.
On September 5, 2023, we filed a lawsuit in the U.S. District Court for the District of Delaware against Liquidia for infringement of the ’793 patent based on Liquidia’s efforts to obtain FDA approval for a PH-ILD indication for Yutrepia. On November 30, 2023, we filed an amended complaint to assert a new patent: U.S. Patent No. 11,826,327 (the ’327 patent). The claims of the ’327 patent generally cover improving exercise capacity in patients suffering from PH-ILD by inhaling treprostinil at specific dosages. On January 22, 2024, we filed a stipulation withdrawing the ’793 patent from the case. As a result, the only patent at issue in the case is the ’327 patent. Liquidia answered the complaint asserting a variety of defenses. The case is pending, and the court has not yet set a schedule for the case. As noted below under FDA Litigation, we believe this lawsuit could entitle us to a 30-month stay, preventing the FDA from approving Yutrepia for the treatment of PH-ILD until the resolution of this lawsuit, or the expiration of the 30-month period following receipt of a Paragraph IV notice, whichever occurs first.
In June 2021, we filed a motion in the patent case in the U.S. District Court for the District of Delaware to file an amended complaint adding trade secret misappropriation claims against Liquidia and a former Liquidia employee, Dr. Robert Roscigno. The court denied the motion based on a finding that adding the additional claims would impact the case schedule. Thus, we filed those claims as a separate case against Liquidia and Robert Roscigno in North Carolina state court. Discovery is underway in that case. We filed a motion for leave to file an amended complaint against Liquidia and Dr. Roscigno to make additional claims based on information we learned during discovery and request additional relief. In July 2023, the court granted in part, and denied in part, our motion to amend. Fact discovery is complete, and expert discovery is underway.
We plan to vigorously enforce our intellectual property rights related to Tyvaso DPI and nebulized Tyvaso.
FDA Litigation Regarding Yutrepia
On February 20, 2024, we filed an action against the FDA in the U.S. District Court for the District of Columbia regarding the FDA’s review of Liquidia’s efforts to obtain a PH-ILD indication for its Yutrepia product. Liquidia submitted an amendment to its pending Yutrepia NDA to pursue approval for a PH-ILD indication. The suit alleges that FDA rules, precedents, and procedures require that such a new indication be pursued in a new NDA rather than as an amendment to a pending NDA. Thus, we’ve asked FDA to require Liquidia to submit a new NDA if it wishes to further pursue approval for a PH-ILD indication.
If Liquidia is required to submit a new NDA, we believe that we would be entitled to a 30-month stay of any PH-ILD approval based on our asserting the ’327 patent against Liquidia as discussed under Litigation with Liquidia Technologies, Inc. That is, Liquidia could not obtain final approval for a PH-ILD indication until the earlier of the expiration of the 30-month stay or a district court decision in Liquidia’s favor.
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

2023 Annual Report	F-35

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
Litigation with Humana and United Healthcare
Humana Inc. and United Healthcare Services, Inc. filed separate lawsuits against us in the U.S. District Court for the District of Maryland in December 2022 and November 2022, respectively. Each of these lawsuits includes allegations similar to those in the MSP Recovery matter discussed above concerning our charitable contributions to CVC. In particular, these lawsuits allege that our donations to CVC violated RICO and various state laws. We filed motions to dismiss both of these lawsuits in March 2023. Our motions are fully briefed and are pending with the court.
We intend to vigorously defend ourselves against the claims made in these lawsuits.
340B Program Litigation
We participate in the Public Health Service’s 340B drug pricing program (the 340B program), through which we have agreed to sell our products to covered entities at no more than a statutory ceiling price, including through pharmacies that have contracts with such covered entities (340B contract pharmacies). Increasing use of 340B contract pharmacies, coupled with a lack of oversight and transparency, has resulted in increased risks of 340B statutory violations related to the diversion of 340B-purchased drugs to individuals who are not patients of the 340B covered entity, and to prohibited “duplicate discounts” when a Medicaid rebate is triggered on 340B-purchased drugs. In November 2020, we notified the U.S. Health Resources and Services Administration (HRSA) that we would begin implementing narrowly-tailored 340B contract pharmacy policies with the goal of stemming abuses of the 340B program without upsetting the status quo or creating hardship for covered entities or their patients. At around the same time, a number of other manufacturers also announced their own contract pharmacy policies.
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

F-36	United Therapeutics, a public benefit corporation

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
16. Acquisitions
Asset Acquisition
In October 2023, we acquired all of the outstanding equity of IVIVA, an early-stage company focused on developing manufactured kidney products, in exchange for an upfront cash payment of approximately $50.0 million. In addition to the upfront payment, the transaction consideration includes potential earnout consideration, payable in cash, structured as a two percent royalty on net sales of IVIVA’s kidney products, subject to certain reductions. The transaction was accounted for as an asset acquisition as substantially all of the fair value was concentrated in a single IPR&D asset we acquired. We allocated $46.0 million of the purchase price to the IPR&D and recorded the expense within research and development in our consolidated statements of operations for the year ended December 31, 2023. For tax purposes, the purchase price allocated to the IPR&D is not deductible and was capitalized into the tax basis of the equity acquired. We also recorded an intangible asset of $1.3 million related to the asset acquisition and recorded the amount within goodwill and other intangible assets, net in our consolidated balance sheet as of December 31, 2023.
Business Combination
On October 29, 2023, we entered into an Agreement and Plan of Merger (the Merger Agreement) with Miromatrix Medical Inc. (Miromatrix), a publicly traded company developing bioengineered kidney and liver products. On December 13, 2023, we completed the transactions contemplated by the Merger Agreement and Miromatrix became a wholly-owned subsidiary of United Therapeutics. Pursuant to the terms of the Merger Agreement, we paid former Miromatrix shareholders $3.25 per share in cash at closing, representing cash consideration paid to former Miromatrix shareholders of $89.1 million. Former Miromatrix shareholders also received one contractual contingent value right per share, representing the right to receive a contingent payment of $1.75 per share in cash (an aggregate of approximately $54.0 million) upon the first implantation of Miromatrix’s development-stage, fully-implantable kidney product known as mirokidney into a living human patient by the end of 2025 in a clinical trial meeting requirements set forth in the form of the Contingent Value Rights Agreement attached to the Merger Agreement (the Milestone). In addition to the cash consideration above, the aggregate purchase price included $1.1 million that we ascribed to the contingent value rights as of the closing date.
Purchase Price Allocation
The merger met the definition of a business combination in accordance with ASC 805, Business Combinations, and as such we applied the acquisition method to account for the transaction, which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the closing date. The aggregate purchase price was allocated to the major categories of assets acquired and liabilities assumed based upon their estimated fair values at the closing date using primarily Level 2 and Level 3 inputs. These Level 2 and Level 3 valuation inputs included an estimate of future cash flows and discount rates. Additionally, estimated fair values were based, in part, upon third-party valuations of certain assets, which included specifically-identified intangible assets.

2023 Annual Report	F-37

The allocation of the purchase price to the assets acquired and liabilities assumed, including the residual amount allocated to goodwill, is based upon preliminary information and is subject to change within the measurement period (up to one year from the closing date) as additional information concerning final asset and liability valuations is obtained. The primary elements of this preliminary purchase price allocation that are not yet finalized relate to the forecast of future cash flows utilized in the valuation of the acquired IPR&D intangible asset and the contingent value rights, as well as our assessment of tax attributes. The following table summarizes the consideration transferred for the acquisition and the amounts of the assets acquired and liabilities assumed as of the closing date.

Purchase Price Allocation	Fair Value (in millions)
Cash	$5.1
Other current assets	1.1
Intangible assets:
IPR&D	63.0
Goodwill(1)	5.7
Deferred tax assets, net	15.5
Property, plant, and equipment, net	4.5
Other non-current assets	2.6
Total fair value of assets acquired	$97.5
Accounts payable and accrued expenses	3.1
Other current liabilities	1.4
Other non-current liabilities	2.8
Total fair value of liabilities assumed	$7.3
Total purchase price	$90.2
(1)The goodwill is not deductible for income tax purposes.
We determined the fair value of the IPR&D using the multi-period earnings method under the income approach. This method reflects the present value of the projected cash flows that are expected to be generated by the IPR&D, less charges representing the required return on other assets to sustain those cash flows. The multi-period earnings method is a Level 3 fair value measurement. Significant assumptions inherent in determining fair value of the IPR&D included annual net cash flows over a period of time and a discount rate applied to those cash flows to reflect the overall risk of the asset.
We ascribed $1.1 million to the contingent value rights as of the closing date based on a probability weighted discounted cash flow model, utilizing probability adjusted expectations for achieving the Milestone. In making this determination, we considered expectations regarding the timing and probability of achieving the Milestone by the end of 2025.
Following the acquisition, the operating results of Miromatrix have been included in our consolidated financial statements. The acquisition did not have a material impact on our consolidated financial statements, and therefore, historical and pro forma disclosures have not been presented.
Costs incurred to complete the acquisition and integrate Miromatrix into our business were expensed as incurred and included within selling, general and administrative in our consolidated statements of operations. During the year ended December 31, 2023, we recognized $3.5 million of acquisition-related costs. These costs represented transaction costs, legal fees, and professional third-party service fees.

F-38	United Therapeutics, a public benefit corporation

Schedule II—Valuation and Qualifying Accounts
Years Ended December 31, 2023, 2022, and 2021
(In millions)

	Valuation Allowance on Deferred Tax Assets
	Balance at Beginning of Year	Additions Charged to Expense	Other Additions	Deductions	Balance at End of Year
Year Ended December 31, 2023(1)	$22.4	$4.4	$5.1	$(1.1)	$30.8
Year Ended December 31, 2022	$11.5	$10.9	$—	$—	$22.4
Year Ended December 31, 2021(2)	$35.5	$4.4	$—	$(28.4)	$11.5
(1)Other additions relate to valuation allowances on certain tax attributes obtained through acquisitions. Deductions relate to state net operating losses.
(2)Deductions relate primarily to changes in capital investments.

	Inventory Reserves
	Balance at Beginning of Year	Additions Charged to Expense	Deductions	Balance at End of Year
Year Ended December 31, 2023	$21.6	$17.3	$(12.4)	$26.5
Year Ended December 31, 2022	$15.7	$11.2	$(5.3)	$21.6
Year Ended December 31, 2021	$16.8	$10.0	$(11.1)	$15.7

2023 Annual Report	F-39

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with participation of our Chairperson and Chief Executive Officer and Chief Financial Officer and Treasurer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2023. Based on that evaluation, our Chairperson and Chief Executive Officer and Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures were effective as of December 31, 2023.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, our management concluded that, as of December 31, 2023, our internal control over financial reporting was effective.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Item 9B. Other Information
(c)    Trading Plans
On November 27, 2023, Raymond Dwek, a director of the company, adopted a trading plan intended to satisfy Rule 10b5-1(c) to exercise up to 10,000 STAP awards between April 8, 2024 and April 26, 2024, subject to certain conditions. These STAP awards are scheduled to expire on June 26, 2024.

65	United Therapeutics, a public benefit corporation

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers, and Corporate Governance
Information as to the individuals serving on our board of directors is set forth below under the heading Board of Directors. Additional information required by Item 10 regarding nominees and directors appearing under Proposal No. 1: Election of Directors in our definitive proxy statement for our 2024 annual meeting of shareholders currently scheduled for June 26, 2024 (the 2024 Proxy Statement) is hereby incorporated herein by reference. Information regarding our executive officers appears in Item 1 of this Report under the heading Information about our Executive Officers. Information regarding our Audit Committee and our Audit Committee’s financial expert appearing under the heading Committees of our Board of Directors—Audit Committee in our 2024 Proxy Statement is hereby incorporated herein by reference.
Information appearing under the heading Delinquent Section 16(a) Reports in our 2024 Proxy Statement is hereby incorporated herein by reference.
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
Surgeon; Operating Partner, DCVC
Nilda Mesa, J.D.
Adjunct Professor, Columbia University; Former Director, NYC Mayor’s Office of Sustainability
Judy D. Olian, Ph.D.
President, Quinnipiac University
Christopher Patusky, J.D., M.G.A.
Founding Principal, Patusky Associates, LLC

2023 Annual Report	66

Martine Rothblatt, Ph.D., J.D., M.B.A.
Chairperson and Chief Executive Officer of United Therapeutics
Louis Sullivan, M.D.
President Emeritus, Morehouse School of Medicine; Former Secretary, U.S. Department of Health and Human Services
Tommy Thompson, J.D.
Former Governor of Wisconsin; Former Secretary, U.S. Department of Health and Human Services

67	United Therapeutics, a public benefit corporation

Item 11. Executive Compensation
Information concerning executive compensation required by Item 11 will appear under the headings Director Compensation, Compensation Discussion and Analysis, and Executive Compensation Data in our 2024 Proxy Statement and is incorporated herein by reference.
Information concerning the Compensation Committee required by Item 11 will appear under the heading Compensation Committee Report in our 2024 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information regarding beneficial ownership of our common stock required by Item 12 will appear under Beneficial Ownership of Common Stock in our 2024 Proxy Statement and is incorporated herein by reference.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table presents information as of December 31, 2023, regarding our securities authorized for issuance under equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options and RSUs (a)(3)	Weighted average exercise price of outstanding options (b)(4)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(5)
Equity compensation plan approved by security holders(1)	7,153,777	$136.60	5,273,018
Equity compensation plan not approved by security holders(2)	24,835	—	24,586
Total	7,178,612	$136.60	5,297,604
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
(2)We have one equity incentive plan, the 2019 Inducement Plan, that has not been approved by our shareholders, as permitted by the Nasdaq Stock Market rules. The 2019 Inducement Plan was approved by our Board of Directors in February 2019 and provides for the issuance of up to 99,000 shares of our common stock in the aggregate under awards granted to newly-hired employees. Information regarding this plan is contained in Note 8—Share-Based Compensation to our consolidated financial statements.
(3)Column (a) includes 6,213,853 shares of our common stock issuable upon the exercise of outstanding stock options issued under the 1999 Plan and 2015 Plan; 939,924 shares issuable upon the vesting of outstanding RSUs issued under the 2015 Plan; and 24,835 shares issuable upon the vesting of outstanding RSUs issued under the 2019 Inducement Plan. The number under column (a) represents the actual number of shares issuable under our outstanding awards without giving effect to the share counting formula described below in footnote 5.
(4)Column (b) represents the weighted average exercise price of the outstanding stock options only. The outstanding RSUs are not included in this calculation because they do not have an exercise price.

2023 Annual Report	68

(5)Column (c) includes 2,506,133, 2,766,885, and 24,586 of shares available for future issuance under the ESPP, the 2015 Plan, and the 2019 Inducement Plan, respectively. Under the ESPP, employees may purchase shares based upon a six-month offering period at an amount equal to the lesser of (1) 85 percent of the closing market price of the Common Stock on the first day of the offering period, or (2) 85 percent of the closing market price of the Common Stock on the last day of the offering period. See Note 8—Share-Based Compensation—ESPP for more information. The 2015 Plan and 2019 Inducement Plan use a share counting formula for determining the number of shares available for issuance under the plans. In accordance with this formula, each RSU granted prior to March 17, 2020 under the 2015 Plan and each RSU granted under the 2019 Inducement Plan depletes the number of shares available for future issuance by 2.14 shares, while each RSU granted on or after March 17, 2020 under the 2015 Plan depletes the number of shares available for future issuance by 1.35 shares. Therefore, if any RSU does not vest, the number of shares available for future issuance will increase by 1.35 and 2.14 under the 2015 Plan and 2019 Plan, respectively, because of the share counting formula described above. Each stock option granted under the 2015 Plan depletes the number of shares available for future issuance by one share and does not use the share counting formula described above.

69	United Therapeutics, a public benefit corporation

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information concerning related party transactions and director independence required by Item 13 will appear under the headings Other Matters—Certain Relationships and Related Party Transactions, Our Corporate Governance—Board of Directors and Nominees—Director Independence, and Our Corporate Governance—Board Structure—Committees of Our Board of Directors in our 2024 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Information required by Item 14 concerning the principal accounting fees paid by the Registrant and the Audit Committee’s pre-approval policies and procedures, will appear under the heading Audit Matters in our 2024 Proxy Statement and is incorporated herein by reference.
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
Certain exhibits to this report have been included only with the copies of this report filed with the Securities and Exchange Commission. Copies of individual exhibits will be furnished to shareholders upon written request to United Therapeutics and payment of a reasonable fee (covering the expense of furnishing copies). Shareholders may request exhibit copies by contacting: United Therapeutics Corporation, Attn: Investor Relations, 1000 Spring Street, Silver Spring, Maryland 20910.

Exhibit Index

Exhibit No.	Description
2.1*
Exclusive License Agreement, dated as of November 15, 2018, by and between Arena Pharmaceuticals, Inc. and the Registrant, incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed January 25, 2019.

3.1	Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed October 1, 2021.
3.2	Tenth Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8‑K filed April 21, 2023.

2023 Annual Report	70

Part IV

4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2†	Description of Securities Registered under Section 12 of the Exchange Act.
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

71	United Therapeutics, a public benefit corporation

Exhibit No.	Description
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

10.28**	United Therapeutics Corporation Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2012.
10.29**	United Therapeutics Corporation Amended and Restated 2015 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed June 28, 2023.
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

10.37**
Form of Grant Notice and Standard Terms and Conditions for Stock Options Granted to Employees (Performance Vesting) under the United Therapeutics Corporation Amended and Restated 2015 Stock Incentive Plan (applicable to performance-based stock options granted on or after March 15, 2023), incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022.

10.38**
Form of Grant Notice and Standard Terms and Conditions for Restricted Stock Units Granted to Employees (Performance Vesting) under the United Therapeutics Corporation Amended and Restated 2015 Stock Incentive Plan (applicable to performance-based restricted stock units granted on or after March 15, 2023), incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022.

2023 Annual Report	72

Part IV

Exhibit No.	Description
10.39**	United Therapeutics Corporation 2019 Inducement Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 1, 2019.
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

10.50
Ninth Amendment to Wholesale Product Purchase Agreement, dated as of October 6, 2021, by and between Priority Healthcare Distribution, Inc., doing business as CuraScript SD Specialty Distribution, and the Registrant, incorporated by reference to Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021.

10.51
Tenth Amendment to Wholesale Product Purchase Agreement, dated as of January 19, 2023, by and between Priority Healthcare Distribution, Inc., doing business as CuraScript SD Specialty Distribution, and the Registrant, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2023.

10.52+†
Eleventh Amendment to Wholesale Product Purchase Agreement, dated as of November 3, 2023, by and between Priority Healthcare Distribution, Inc., doing business as CuraScript SD Specialty Distribution, and the Registrant.

10.53
Specialty Pharmacy Network Agreement, dated as of January 1, 2018, between the Registrant and Accredo Health Group, Inc., incorporated by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017.

10.54
First Amendment to Specialty Pharmacy Network Agreement, dated as of February 16, 2022, between the Registrant and Accredo Health Group, Inc., incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

73	United Therapeutics, a public benefit corporation

Exhibit No.	Description
10.55
Second Amendment to Specialty Pharmacy Network Agreement, dated as of June 13, 2022, between the Registrant and Accredo Health Group, Inc., incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.

10.56
Third Amendment to Specialty Pharmacy Network Agreement, dated as of February 14, 2023, between the Registrant and Accredo Health Group, Inc., incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

10.57
Fourth Amendment to Specialty Pharmacy Network Agreement, dated as of May 15, 2023, between the Registrant and Accredo Health Group, Inc., incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.

10.58
Fifth Amendment to Specialty Pharmacy Network Agreement, dated as of August 2, 2023, between the Registrant and Accredo Health Group, Inc., incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.

10.59†	Sixth Amendment to Specialty Pharmacy Network Agreement, dated as of November 7, 2023, between the Registrant and Accredo Health Group, Inc.
10.60
Credit Agreement, dated as of March 31, 2022, among the Registrant, certain of its subsidiaries party thereto, as guarantors, the lenders referred to therein, and Wells Fargo Bank, National Association, as administrative agent and as a swingline lender, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 1, 2022.

10.61+
License and Collaboration Agreement, dated as of September 3, 2018, by and between the Registrant and MannKind Corporation, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2022.

21†	Subsidiaries of the Registrant.
23.1†	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1†	Certification of Principal Executive Officer pursuant to Rule 13a‑14(a) of the Securities Exchange Act of 1934.
31.2†	Certification of Principal Financial Officer pursuant to Rule 13a‑14(a) of the Securities Exchange Act of 1934.
32.1†	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
97†	United Therapeutics Corporation Clawback Policy.
101†
The following financial information from our Annual Report on Form 10‑K for the year ended December 31, 2023, filed with the SEC on February 21, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) our Consolidated Balance Sheets as of December 31, 2023 and 2022, (2) our Consolidated Statements of Operations for each of three years in the period ended December 31, 2023, (3) our Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2023, (4) our Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2023, (5) our Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2023, and (6) the Notes to our Consolidated Financial Statements.

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

2023 Annual Report	74

Part IV
Item 16. Form 10-K Summary
None.
Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

UNITED THERAPEUTICS CORPORATION

	By:	/s/ MARTINE ROTHBLATT
February 21, 2024		Martine Rothblatt, Ph.D. Chairperson and Chief Executive Officer

75	United Therapeutics, a public benefit corporation

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ MARTINE ROTHBLATT	Chairperson, Chief Executive Officer, and Director (Principal Executive Officer)	February 21, 2024
Martine Rothblatt

/s/ JAMES C. EDGEMOND	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 21, 2024
James C. Edgemond

/s/ CHRISTOPHER CAUSEY	Director	February 21, 2024
Christopher Causey

/s/ RAYMOND DWEK	Director	February 21, 2024
Raymond Dwek

/s/ RICHARD GILTNER	Director	February 21, 2024
Richard Giltner

/s/ KATHERINE KLEIN	Director	February 21, 2024
Katherine Klein

/s/ RAYMOND KURZWEIL	Director	February 21, 2024
Raymond Kurzweil

/s/ LINDA MAXWELL	Director	February 21, 2024
Linda Maxwell

/s/ NILDA MESA	Director	February 21, 2024
Nilda Mesa

/s/ JUDY D. OLIAN	Director	February 21, 2024
Judy D. Olian

/s/ CHRISTOPHER PATUSKY	Director	February 21, 2024
Christopher Patusky

/s/ LOUIS W. SULLIVAN	Director	February 21, 2024
Louis W. Sullivan

/s/ TOMMY G. THOMPSON	Director	February 21, 2024
Tommy Thompson

2023 Annual Report	76