Form 10-Q
period 2024-03-31
UNITED THERAPEUTICS Corp
filed 2024-05-01
CIK 1082554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2024
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☒
The number of shares outstanding of the issuer’s common stock, par value $.01 per share, as of April 24, 2024 was 44,355,694.

2	United Therapeutics, a public benefit corporation

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Consolidated Balance Sheets
(In millions, except share data)

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,251.5	$1,207.7
Marketable investments	1,456.3	1,786.4
Accounts receivable, no allowance for 2024 and 2023	307.3	278.9
Inventories, net	120.2	111.8
Other current assets	113.4	166.2
Total current assets	3,248.7	3,551.0
Marketable investments	1,491.9	1,909.8
Goodwill and other intangible assets, net	115.4	114.2
Property, plant, and equipment, net	1,074.0	1,045.4
Deferred tax assets, net	396.1	394.8
Other non-current assets	169.1	151.8
Total assets	$6,495.2	$7,167.0
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$305.1	$298.0
Line of credit (current)	400.0	400.0
Share tracking awards plan	29.2	35.4
Other current liabilities	126.3	71.0
Total current liabilities	860.6	804.4
Line of credit (non-current)	200.0	300.0
Other non-current liabilities	96.5	77.8
Total liabilities	1,157.1	1,182.2
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01, 10,000,000 shares authorized, no shares issued	—	—
Common stock, par value $.01, 245,000,000 shares authorized, 74,098,932 and 73,659,761 shares issued, and 44,204,517 and 47,040,545 shares outstanding as of March 31, 2024 and December 31, 2023, respectively	0.7	0.7
Additional paid-in capital	2,405.4	2,549.0
Accumulated other comprehensive loss	(15.6)	(12.8)
Treasury stock, 29,894,415 and 26,619,216 shares as of March 31, 2024 and December 31, 2023, respectively	(3,386.1)	(2,579.2)
Retained earnings	6,333.7	6,027.1
Total stockholders’ equity	5,338.1	5,984.8
Total liabilities and stockholders’ equity	$6,495.2	$7,167.0

See accompanying notes to consolidated financial statements.

Quarterly Report	3

Part I. Financial Information
Consolidated Statements of Operations
(In millions, except per share data)

	Three Months Ended March 31,
	2024	2023
	(Unaudited)
Total revenues	$677.7	$506.9
Operating expenses:
Cost of sales	72.9	52.3
Research and development	104.1	82.9
Selling, general, and administrative	144.4	87.3
Total operating expenses	321.4	222.5
Operating income	356.3	284.4
Interest income	53.8	29.2
Interest expense	(13.3)	(13.8)
Other income (expense), net	1.8	(7.9)
Total other income, net	42.3	7.5
Income before income taxes	398.6	291.9
Income tax expense	(92.0)	(51.0)
Net income	$306.6	$240.9
Net income per common share:
Basic	$6.52	$5.20
Diluted	$6.17	$4.86
Weighted average number of common shares outstanding:
Basic	47.0	46.3
Diluted	49.7	49.6

See accompanying notes to consolidated financial statements.

4	United Therapeutics, a public benefit corporation

Part I. Financial Information
Consolidated Statements of Comprehensive Income
(In millions)

	Three Months Ended March 31,
	2024	2023
	(Unaudited)
Net income	$306.6	$240.9
Other comprehensive (loss) income:
Foreign currency translation loss included in net income	2.4	—
Defined benefit pension plan:
Actuarial loss arising during period, net of tax	(0.5)	(0.9)
Actuarial gain and prior service cost included in net periodic pension cost, net of tax	(1.2)	(2.3)
Total defined benefit pension plan, net of tax	(1.7)	(3.2)
Available-for-sale debt securities:
Unrealized (loss) gain arising during period, net of tax	(4.6)	19.9
Realized loss included in net income, net of tax	1.1	—
Total (loss) gain on available-for-sale debt securities, net of tax	(3.5)	19.9
Other comprehensive (loss) income, net of tax	(2.8)	16.7
Comprehensive income	$303.8	$257.6
During the three months ended March 31, 2024 and 2023, the tax (benefit) expense in other comprehensive income was $(0.1) million and $(0.5) million, respectively, for the defined benefit pension plan and $(1.2) million and $6.3 million, respectively, for the available-for-sale debt securities.

See accompanying notes to consolidated financial statements.

Quarterly Report	5

Part I. Financial Information
Consolidated Statements of Stockholders’ Equity
(In millions)

	Three Months Ended March 31, 2024
	(Unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2024	73.7	$0.7	$2,549.0	$(12.8)	$(2,579.2)	$6,027.1	$5,984.8
Net income	—	—	—	—	—	306.6	306.6
Foreign currency translation loss	—	—	—	2.4	—	—	2.4
Unrealized loss on available-for-sale debt securities	—	—	—	(3.5)	—	—	(3.5)
Defined benefit pension plan	—	—	—	(1.7)	—	—	(1.7)
Shares issued under employee stock purchase plan (ESPP)	—	—	3.9	—	—	—	3.9
Restricted stock units (RSUs) withheld for taxes	—	—	(11.4)	—	—	—	(11.4)
Share repurchase	—	—	(200.0)	—	(800.0)	—	(1,000.0)
Excise tax on net share repurchase	—	—	—	—	(6.9)	—	(6.9)
Common stock issued for RSUs vested	0.1	—	—	—	—	—	—
Exercise of stock options	0.3	—	42.2	—	—	—	42.2
Share-based compensation	—	—	21.7	—	—	—	21.7
Balance, March 31, 2024	74.1	$0.7	$2,405.4	$(15.6)	$(3,386.1)	$6,333.7	$5,338.1

	Three Months Ended March 31, 2023
	(Unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2023	72.7	$0.7	$2,388.4	$(55.5)	$(2,579.2)	$5,042.3	$4,796.7
Net income	—	—	—	—	—	240.9	240.9
Unrealized gain on available-for-sale debt securities	—	—	—	19.9	—	—	19.9
Defined benefit pension plan	—	—	—	(3.2)	—	—	(3.2)
Shares issued under ESPP	—	—	3.4	—	—	—	3.4
RSUs withheld for taxes	—	—	(13.5)	—	—	—	(13.5)
Common stock issued for RSUs vested	0.1	—	—	—	—	—	—
Exercise of stock options	0.5	—	61.4	—	—	—	61.4
Share-based compensation	—	—	17.6	—	—	—	17.6
Balance, March 31, 2023	73.3	$0.7	$2,457.3	$(38.8)	$(2,579.2)	$5,283.2	$5,123.2

See accompanying notes to consolidated financial statements.

6	United Therapeutics, a public benefit corporation

Part I. Financial Information
Consolidated Statements of Cash Flows
(In millions)

	Three Months Ended March 31,
	2024	2023
	(Unaudited)
Cash flows from operating activities:
Net income	$306.6	$240.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15.0	13.3
Share-based compensation expense (benefit)	25.6	(12.4)
Other	(10.5)	5.8
Changes in operating assets and liabilities:
Accounts receivable	(28.3)	85.9
Inventories	(9.3)	(2.5)
Accounts payable and accrued expenses	1.9	2.8
Other assets and liabilities	75.5	41.0
Net cash provided by operating activities	376.5	374.8
Cash flows from investing activities:
Purchases of property, plant, and equipment	(38.2)	(41.3)
Deposits	(4.3)	—
Purchases of available-for-sale debt securities	(529.3)	(889.5)
Maturities of available-for-sale debt securities	475.3	709.7
Sales of available-for-sale debt securities	831.8	—
Net cash provided by (used in) investing activities	735.3	(221.1)
Cash flows from financing activities:
Payments to repurchase common stock	(1,000.0)	—
Repayment of line of credit	(100.0)	—
Payments of debt issuance costs	(2.7)	(2.7)
Proceeds from the exercise of stock options	42.2	61.4
Proceeds from the issuance of stock under ESPP	3.9	3.4
RSUs withheld for taxes	(11.4)	(13.5)
Net cash (used in) provided by financing activities	(1,068.0)	48.6
Net increase in cash and cash equivalents	$43.8	$202.3
Cash and cash equivalents, beginning of period	1,207.7	961.2
Cash and cash equivalents, end of period	$1,251.5	$1,163.5
Supplemental cash flow information:
Cash paid for interest	$12.6	$13.1
Cash paid for income taxes	$4.7	$—
Non-cash investing and financing activities:
Non-cash additions to property, plant, and equipment	$23.6	$18.4
Measurement period adjustment to purchase price	$1.4	$—
Excise tax on net share repurchase	$6.9	$—

See accompanying notes to consolidated financial statements.

Quarterly Report	7

Part I. Financial Information
Notes to Consolidated Financial Statements
March 31, 2024 (Unaudited)
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
2. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all of the information required by U.S. generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the accompanying notes to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 21, 2024.
In our management’s opinion, the accompanying consolidated financial statements contain all adjustments, including normal, recurring adjustments, necessary to fairly present our financial position as of March 31, 2024 and December 31, 2023, and our statements of operations, comprehensive income, stockholders’ equity, and cash flows for the three-month periods ended March 31, 2024 and 2023. Interim results are not necessarily indicative of results for an entire year.
Recently Issued Accounting Standards
Accounting Standards Adopted During the Period
None.
Accounting Standards Not Yet Adopted
In October 2023, the FASB issued Accounting Standards Update (ASU) 2023-06, Disclosure Improvements, which incorporates certain existing or incremental disclosure and presentation requirements of SEC Regulation S-X and Regulation S-K into the FASB Accounting Standards Codification (Codification). The amendments in the ASU are expected to clarify or improve disclosure and presentation requirements of a variety of Codification topics and to align the requirements in the Codification with the SEC’s regulations. The effective date for each amendment in the ASU will be the date on which the SEC’s removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, or if the SEC has not removed the related requirement by June 30, 2027, the applicable amendment will be removed from the Codification and will not become effective for any entity. Early adoption is prohibited. We are currently evaluating the impact of adopting this guidance on our consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. This ASU requires disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker (CODM), a description of other segment items by reportable segment, and any additional measures of a segment profit or loss used by the CODM when deciding how to allocate resources. This ASU also requires all annual disclosures currently required by Topic 280 to be included in interim period disclosures. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance requires retrospective application to all prior periods presented in the financial statements. We are currently assessing the timing and impact of adopting the updated provisions on our consolidated financial statements.

8	United Therapeutics, a public benefit corporation

Part I. Financial Information
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the required disclosures primarily related to the income tax rate reconciliation and income taxes paid. This ASU requires an entity’s income tax rate reconciliation to provide additional information for reconciling items meeting a quantitative threshold, and to disclose certain selected categories within the income tax rate reconciliation. This ASU also requires entities to disclose the amount of income taxes paid, disaggregated by federal, state, and foreign taxes. This ASU is effective for annual periods beginning after December 15, 2024, though early adoption is permitted. We are currently evaluating the impact of adopting this guidance on our consolidated financial statements.
3. Investments
Marketable Investments
Available-for-Sale Debt Securities
Available-for-sale debt securities are recorded at fair value, with the portion of the unrealized gains and losses that are not credit-related included as a component of accumulated other comprehensive loss in stockholders’ equity, until realized. Available-for-sale debt securities consisted of the following (in millions):

As of March 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency securities	$2,415.1	$0.6	$(17.1)	$2,398.6
Corporate debt securities	573.5	0.8	(3.6)	570.7
Total	$2,988.6	$1.4	$(20.7)	$2,969.3

Reported under the following captions in our consolidated balance sheets:
Cash and cash equivalents	$41.6
Current marketable investments	1,435.8
Non-current marketable investments	1,491.9
Total	$2,969.3

As of December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency securities	$3,044.5	$5.3	$(17.2)	$3,032.6
Corporate debt securities	727.2	2.1	(4.7)	724.6
Total(1)	$3,771.7	$7.4	$(21.9)	$3,757.2

Reported under the following captions in our consolidated balance sheets:
Cash and cash equivalents	$75.9
Current marketable investments	1,771.5
Non-current marketable investments	1,909.8
Total(1)	$3,757.2

(1)Total excludes $21.0 million related to available-for-sale debt securities that matured on December 31, 2023, although cash proceeds were not received until January 2, 2024. We recorded the $21.0 million receivable within other current assets in our consolidated balance sheets as of December 31, 2023.

The following tables present gross unrealized losses and fair value for those available-for-sale debt securities that were in an unrealized loss position as of March 31, 2024 and December 31, 2023, aggregated by investment category and length of time that the individual securities have been in a continuous loss position (in millions):

	Less than 12 months		12 months or longer		Total
As of March 31, 2024	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency securities	$1,704.5	$(9.7)	$492.9	$(7.4)	$2,197.4	$(17.1)
Corporate debt securities	292.4	(1.2)	121.4	(2.4)	413.8	(3.6)
Total	$1,996.9	$(10.9)	$614.3	$(9.8)	$2,611.2	$(20.7)

Quarterly Report	9

Part I. Financial Information

	Less than 12 months		12 months or longer		Total
As of December 31, 2023	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency securities	$1,101.8	$(4.4)	$838.1	$(12.8)	$1,939.9	$(17.2)
Corporate debt securities	209.4	(0.5)	284.1	(4.2)	493.5	(4.7)
Total	$1,311.2	$(4.9)	$1,122.2	$(17.0)	$2,433.4	$(21.9)

As of March 31, 2024 and December 31, 2023, we held 474 and 385 available-for-sale debt securities, respectively, that were in an unrealized loss position. In assessing whether the decline in fair value as of March 31, 2024 of any of these securities resulted from a credit loss, we consulted with our investment managers and reviewed the credit ratings for each security. We believe that these unrealized losses are a direct result of the current interest rate environment and do not represent an indication of credit loss. We do not intend to sell the investments in unrealized loss positions prior to their maturity and it is not more likely than not that we will be required to sell these investments before recovery of their amortized cost basis. There were no impairments due to credit loss on our available-for-sale debt securities during the three months ended March 31, 2024 and 2023.
During the three months ended March 31, 2024, we sold certain available-for-sale debt securities prior to maturity to fund the repurchase of our common stock. See Note 9—Stockholders’ Equity—Share Repurchase for further information. As a result of the sale, we received $831.8 million in proceeds and recognized gross realized gains of $0.4 million and gross realized losses of $1.8 million. The net realized loss of $1.4 million is included in other income (expense), net in our consolidated statements of operations. No available-for-sale debt securities were sold prior to maturity during the three months ended March 31, 2023.
The following table summarizes the contractual maturities of available-for-sale debt securities (in millions). Actual maturities may differ from contractual maturities because the issuers of certain of these debt securities have the right to call the securities or prepay their obligations under the securities with or without penalties.

	As of March 31, 2024
	Amortized Cost	Fair Value
Due within one year	$1,489.8	$1,477.4
Due in one to three years	1,498.8	1,491.9
Total	$2,988.6	$2,969.3
Investments in Equity Securities with Readily Determinable Fair Values
We held investments in equity securities with readily determinable fair values, in the aggregate, of $20.5 million and $14.9 million as of March 31, 2024 and December 31, 2023, respectively, which are included in current marketable investments in our consolidated balance sheets. Changes in the fair value of publicly-traded equity securities are recorded in our consolidated statements of operations within other income (expense), net. See Note 4—Fair Value Measurements.
Investments in Privately-Held Companies
As of March 31, 2024 and December 31, 2023, we maintained non-controlling equity investments in privately-held companies of $28.5 million in the aggregate. We measure these investments using the measurement alternative because the fair values of these investments are not readily determinable. Under this alternative, the investments are measured at cost, less any impairment, and adjusted for any observable price changes. We include our investments in privately-held companies within other non-current assets in our consolidated balance sheets. These investments are subject to a periodic impairment review and, if impaired, the investment is measured and recorded at fair value in accordance with ASC 820, Fair Value Measurements.
4. Fair Value Measurements
We account for certain assets and liabilities at fair value and classify these assets and liabilities within the fair value hierarchy (Level 1, Level 2, or Level 3). Our other current assets and other current liabilities have fair values that approximate their carrying values.

10	United Therapeutics, a public benefit corporation

Part I. Financial Information
Assets and liabilities subject to fair value measurements are as follows (in millions):

	As of March 31, 2024
	Level 1	Level 2	Level 3	Balance
Assets
Money market funds(1)	$99.7	$—	$—	$99.7
Time deposits(1)	336.8	—	—	336.8
U.S. government and agency securities(2)	—	2,398.6	—	2,398.6
Corporate debt securities(2)	—	570.7	—	570.7
Equity securities(3)	20.5	—	—	20.5
Total assets	$457.0	$2,969.3	$—	$3,426.3
Liabilities
Contingent consideration(4)	—	—	22.6	22.6
Total liabilities	$—	$—	$22.6	$22.6

	As of December 31, 2023
	Level 1	Level 2	Level 3	Balance
Assets
Money market funds(1)	$408.5	$—	$—	$408.5
Time deposits(1)	126.4	—	—	126.4
U.S. government and agency securities(2)	—	3,032.6	—	3,032.6
Corporate debt securities(2)	—	724.6	—	724.6
Equity securities(3)	14.9	—	—	14.9
Total assets	$549.8	$3,757.2	$—	$4,307.0
Liabilities
Contingent consideration(4)	—	—	21.1	21.1
Total liabilities	$—	$—	$21.1	$21.1
(1)Included in cash and cash equivalents in our consolidated balance sheets.
(2)Included in cash and cash equivalents and current and non-current marketable investments in our consolidated balance sheets. See Note 3—Investments—Marketable Investments—Available-for-Sale Debt Securities for further information. The fair value of these securities is principally measured or corroborated by trade data for identical securities for which related trading activity is not sufficiently frequent to be considered a Level 1 input or comparable securities that are more actively traded.
(3)Included in current marketable investments in our consolidated balance sheets. The fair value of these securities is based on quoted market prices for identical instruments in active markets. During the three months ended March 31, 2024, and March 31, 2023 we recognized $5.6 million of net unrealized gains and $8.8 million of net unrealized losses, respectively, on these securities. We recorded these gains and losses in our consolidated statements of operations within other income (expense), net. See Note 3—Investments—Marketable Investments—Investments in Equity Securities with Readily Determinable Fair Values.
(4)Included in other current liabilities and other non-current liabilities in our consolidated balance sheets. The fair value of our contingent consideration obligations has been estimated using probability-weighted discounted cash flow models (DCFs). The DCFs incorporate Level 3 inputs, including estimated discount rates, that we believe market participants would consider relevant in pricing, and the projected timing and amount of cash flows, which are estimated and developed, in part, based on the requirements specific to each acquisition agreement. The fair value of our contingent consideration liabilities increased by $1.5 million during the three months ended March 31, 2024, of which $1.4 million was a measurement period adjustment related to the Miromatrix acquisition with the remaining change recorded within research and development in our consolidated statements of operations.
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate fair value because of their short maturities. The fair values of our marketable investments and contingent consideration are reported above within the fair value hierarchy. See Note 3—Investments. The carrying value of our debt is a reasonable estimate of the fair value of the outstanding debt based on the variable interest rate of the debt.

Quarterly Report	11

Part I. Financial Information
5. Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value and consist of the following, net of reserves (in millions):

	March 31, 2024	December 31, 2023
Raw materials	$21.6	$21.7
Work-in-progress	34.8	34.4
Finished goods	63.8	55.7
Total inventories	$120.2	$111.8
6. Property, Plant, and Equipment
Property, plant, and equipment consists of the following (in millions):

	March 31, 2024	December 31, 2023
Land and land improvements	$152.3	$148.0
Buildings, building improvements, and leasehold improvements	837.1	685.3
Buildings under construction	96.8	259.1
Furniture, equipment, and vehicles	430.7	381.2
Subtotal	1,516.9	1,473.6
Less—accumulated depreciation	(442.9)	(428.2)
Property, plant, and equipment, net	$1,074.0	$1,045.4
7. Debt
Credit Agreement
In March 2022, we entered into a credit agreement (the Credit Agreement) with Wells Fargo Bank, National Association (Wells Fargo), as administrative agent and a swingline lender, and various other lender parties, which provides for: (1) an unsecured revolving credit facility of up to $1.2 billion; and (2) a second unsecured revolving credit facility of up to $800.0 million (which facilities may, at our request, be increased by up to $500.0 million in the aggregate subject to obtaining commitments from existing or new lenders for such increase and other conditions). In accordance with the terms of the Credit Agreement, in March 2024, we extended the maturity date of the Credit Agreement by one year, to March 2029.
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
As of December 31, 2023, our outstanding aggregate principal balance under the Credit Agreement was $700.0 million. During the three months ended March 31, 2024, we paid down $100.0 million of our balance under the Credit Agreement, which brought our aggregate outstanding balance down to $600.0 million as of March 31, 2024. Although our credit facility matures in 2029, we classified $400.0 million of the outstanding balance as a current liability on our consolidated balance sheet as of March 31, 2024, as we intend to repay this amount within one year.
The Credit Agreement contains customary events of default and customary affirmative and negative covenants. As of March 31, 2024, we were in compliance with these covenants.
The interest expense reported in our consolidated statements of operations for the three months ended March 31, 2024 and 2023 is related to our borrowings under the Credit Agreement.
8. Share-Based Compensation
As of March 31, 2024, we have two shareholder-approved equity incentive plans: the United Therapeutics Corporation Amended and Restated Equity Incentive Plan (the 1999 Plan) and the United Therapeutics Corporation Amended and Restated 2015 Stock Incentive Plan (the 2015 Plan). The 2015 Plan provides for the issuance of up to 12,500,000 shares of our

12	United Therapeutics, a public benefit corporation

Part I. Financial Information
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
During the three months ended March 31, 2024 and 2023, we issued stock options and RSUs to certain executives with vesting conditions tied to the achievement of specified performance criteria through the end of 2026 and 2025, respectively. Throughout the performance period, we reassess the estimated performance and update the number of performance-based awards that we believe will ultimately vest. Estimating future performance requires the use of judgment. Upon the conclusion of the performance period, the performance level achieved and the ultimate number of stock options and RSUs that may vest are determined. Share-based compensation expense for these awards is recorded ratably over their vesting period, depending on the specific terms of the award and anticipated achievement of the specified performance criteria.
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
The following table reflects the components of share-based compensation expense (benefit) recognized in our consolidated statements of operations (in millions):

	Three Months Ended March 31,
	2024	2023
Stock options	$5.7	$4.9
RSUs	15.5	12.2
STAP awards	3.9	(30.0)
ESPP	0.5	0.5
Total share-based compensation expense (benefit) before tax	$25.6	$(12.4)
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
During the three months ended March 31, 2024 and 2023, in addition to time-based stock options, we granted 0.5 million and 0.4 million performance-based stock options with a total grant date fair value of $50.2 million and $35.6 million, respectively, in each case calculated based on the assumed achievement of maximum performance of the relevant financial performance condition. During the three months ended March 31, 2024 and 2023, we recorded $4.8 million and $0.2 million, respectively, of share-based compensation expense related to performance-based stock options, calculated based on the assumed levels of performance achievement.
The following weighted average assumptions were used in estimating the fair value of stock options granted to employees during the three months ended March 31, 2024 and 2023:

	March 31, 2024	March 31, 2023
Expected term of awards (in years)	6.5	6.5
Expected volatility	31.6%	31.4%
Risk-free interest rate	4.3%	3.6%
Expected dividend yield	—%	—%

Quarterly Report	13

Part I. Financial Information
A summary of the activity and status of stock options under our equity incentive plans during the three-month period ended March 31, 2024 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2024	6,213,853	$136.60
Granted	534,277	235.78
Exercised	(327,267)	128.92
Forfeited	—	—
Outstanding as of March 31, 2024	6,420,863	$145.24	4.0	$545.9
Exercisable as of March 31, 2024	5,427,581	$130.19	2.9	$540.5
Unvested as of March 31, 2024	993,282	$227.50	9.5	$5.4
The weighted average fair value of a stock option granted during each of the three-month periods ended March 31, 2024 and March 31, 2023 was $97.18 and $85.52, respectively. These stock options have an aggregate grant date fair value of $51.9 million and $36.3 million, respectively. The total grant date fair value of stock options that vested during the three-month periods ended March 31, 2024 and March 31, 2023 was $0.9 million and $52.9 million, respectively.
Total share-based compensation expense related to stock options is recorded as follows (in millions):

	Three Months Ended March 31,
	2024	2023
Cost of sales	$—	$—
Research and development	0.1	0.1
Selling, general, and administrative	5.6	4.8
Share-based compensation expense before taxes	5.7	4.9
Related income tax benefit	(0.2)	(0.2)
Share-based compensation expense, net of taxes	$5.5	$4.7
As of March 31, 2024, unrecognized compensation cost related to stock options was $75.9 million. Unvested outstanding stock options as of March 31, 2024 had a weighted average remaining vesting period of 2.6 years.
Stock option exercise data is summarized below (dollars in millions):

	Three Months Ended March 31,
	2024	2023
Number of options exercised	327,267	539,100
Cash received	$42.2	$61.4
Total intrinsic value of options exercised	$35.7	$71.6
RSUs
Each RSU entitles the recipient to one share of our common stock upon vesting. We measure the fair value of RSUs using the stock price on the date of grant. Share-based compensation expense for RSUs is recorded ratably over their vesting period.
During the three months ended March 31, 2024 and 2023, in addition to time-based RSUs, we granted 0.2 million and 0.2 million performance-based RSUs with a total grant date fair value of $47.5 million and $32.2 million, respectively, calculated based on the assumed achievement of maximum performance of the relevant financial and non-financial performance conditions. During the three months ended March 31, 2024 and 2023, we recorded $2.1 million and $0.2 million, respectively, of share-based compensation expense related to performance-based RSUs, calculated based on the assumed levels of performance achievement.

14	United Therapeutics, a public benefit corporation

Part I. Financial Information
A summary of the activity with respect to, and status of, RSUs during the three-month period ended March 31, 2024 is presented below:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2024	964,759	$210.35
Granted	391,725	235.18
Vested	(139,219)	186.49
Forfeited	(4,882)	208.45
Unvested as of March 31, 2024	1,212,383	$221.12
Total share-based compensation expense related to RSUs is recorded as follows (in millions):

	Three Months Ended March 31,
	2024	2023
Cost of sales	$0.9	$1.0
Research and development	5.6	4.7
Selling, general, and administrative	9.0	6.5
Share-based compensation expense before taxes	15.5	12.2
Related income tax benefit	(3.3)	(2.9)
Share-based compensation expense, net of taxes	$12.2	$9.3
As of March 31, 2024, unrecognized compensation cost related to the grant of RSUs was $204.7 million. Unvested outstanding RSUs as of March 31, 2024 had a weighted average remaining vesting period of 2.9 years.
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
The aggregate liability balance associated with outstanding STAP awards was $29.2 million and $35.4 million as of March 31, 2024 and December 31, 2023, respectively, all of which was classified as a current liability in our consolidated balance sheets.
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
The table below includes the weighted average assumptions used to measure the fair value of the outstanding STAP awards:

	March 31, 2024	March 31, 2023
Expected term of awards (in years)	0.9	0.9
Expected volatility	26.8%	28.6%
Risk-free interest rate	5.1%	4.6%
Expected dividend yield	—%	—%
The closing price of our common stock was $229.72 and $223.96 on March 31, 2024 and March 31, 2023, respectively. The closing price of our common stock was $219.89 on December 31, 2023.

Quarterly Report	15

Part I. Financial Information
A summary of the activity and status of STAP awards during the three-month period ended March 31, 2024 is presented below:

	Number of Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2024	443,058	$149.21
Granted	—	—
Exercised	(75,764)	103.15
Forfeited	—	—
Outstanding as of March 31, 2024	367,294	$158.71	0.9	$26.1
Exercisable as of March 31, 2024	367,294	$158.71	0.9	$26.1
Unvested as of March 31, 2024	—	$—	—	$—
Share-based compensation expense (benefit) recognized in connection with STAP awards is as follows (in millions):

	Three Months Ended March 31,
	2024	2023
Cost of sales	$0.2	$(1.4)
Research and development	0.5	(3.7)
Selling, general, and administrative	3.2	(24.9)
Share-based compensation expense (benefit) before taxes	3.9	(30.0)
Related income tax (benefit) expense	(0.8)	5.2
Share-based compensation expense (benefit), net of taxes	$3.1	$(24.8)
Cash paid to settle STAP awards exercised during the three-month periods ended March 31, 2024 and March 31, 2023 was $10.1 million and $4.6 million, respectively.
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

16	United Therapeutics, a public benefit corporation

Part I. Financial Information
The components of basic and diluted earnings per common share comprised the following (in millions, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net income	$306.6	$240.9
Denominator:
Weighted average outstanding shares — basic	47.0	46.3
Effect of dilutive securities(1):
Stock options, RSUs, and ESPP(2)	2.7	3.3
Weighted average shares — diluted(2)	49.7	49.6
Net income per common share:
Basic	$6.52	$5.20
Diluted	$6.17	$4.86

Stock options and RSUs excluded from calculation(2)	0.7	0.1
(1)Calculated using the treasury stock method.
(2)The common shares underlying certain stock options and RSUs have been excluded from the computation of diluted earnings per share because their impact would be anti-dilutive.
Share Repurchase
In March 2024, our Board of Directors approved a share repurchase program authorizing up to $1.0 billion in aggregate repurchases of our common stock. Pursuant to this authorization, we entered into an accelerated share repurchase agreement (the ASR agreement) with Citibank, N.A. (Citi) on March 25, 2024, to repurchase approximately $1.0 billion of our common stock. Under the ASR agreement, we made an aggregate upfront payment of $1.0 billion to Citi and received an aggregate initial delivery of 3,275,199 shares of our common stock on March 27, 2024, representing approximately 80 percent of the total shares that would be repurchased under the ASR agreement measured based on the closing price of our common stock on March 25, 2024. The final number of shares that we will ultimately repurchase pursuant to the ASR agreement will be based on the average of the daily volume-weighted average price per share of our common stock during the repurchase period, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR agreement. At the final settlement of the ASR agreement, we may be entitled to receive additional shares of common stock, or, under certain limited circumstances, be required to make a cash payment to Citi or, if we so elect, deliver shares of common stock to Citi. The final settlement of the transactions under the ASR agreement is expected to occur in the second quarter of 2024 with respect to $300 million of the transactions and in the third quarter of 2024 with respect to $700 million of the transactions.
The ASR agreement will be accounted for in two separate transactions. The initial repurchase of our common stock was accounted for as a reduction to stockholders’ equity in the consolidated balance sheets and treated as a reduction of the outstanding shares used to calculate the weighted average common stock outstanding for basic and diluted earnings per common share. The final settlement of the transactions under the ASR agreement will be accounted for as an unsettled forward contract indexed to our common stock and we expect to conclude that equity classification, in accordance with ASC 815, Derivatives and Hedging, will be appropriate. During the first quarter of 2024, we recorded $6.9 million for an excise tax imposed under the Inflation Reduction Act as a result of our repurchase of shares under the ASR agreement.
10. Income Taxes
Our effective income tax rate (ETR) for the three months ended March 31, 2024 and 2023 was 23 percent and 17 percent, respectively. Our ETR for the three months ended March 31, 2024 increased compared to our ETR for the three months ended March 31, 2023 primarily due to decreased excess tax benefits from share-based compensation.
We record interest and penalties related to uncertain tax positions as a component of income tax expense. As of March 31, 2024 and December 31, 2023, our unrecognized tax benefits, including related interest, were approximately $28.9 million and $25.7 million, respectively. The total amount of unrecognized tax benefits relating to our tax positions is subject to change based on future events and it is reasonably possible that the balance could change significantly over the next 12 months. Given the uncertainty of future events, we are unable to reasonably estimate the range of possible adjustments to our unrecognized tax benefits.

Quarterly Report	17

Part I. Financial Information
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
Total revenues, cost of sales, and gross profit (loss) for each of our commercial products and other were as follows (in millions):

	Three Months Ended March 31,
2024	Tyvaso DPI(1)	Nebulized Tyvaso(1)	Remodulin(2)	Orenitram	Unituxin	Adcirca	Other	Total
Total revenues	$227.5	$145.0	$128.0	$106.2	$58.4	$6.4	$6.2	$677.7
Cost of sales	33.3	8.9	7.9	9.2	3.6	2.6	7.4	72.9
Gross profit (loss)	$194.2	$136.1	$120.1	$97.0	$54.8	$3.8	$(1.2)	$604.8

2023
Total revenues	$118.7	$119.7	$121.4	$88.2	$49.1	$7.3	$2.5	$506.9
Cost of sales	20.7	6.2	6.9	7.6	4.7	3.1	3.1	52.3
Gross profit (loss)	$98.0	$113.5	$114.5	$80.6	$44.4	$4.2	$(0.6)	$454.6
(1) Total revenues and cost of sales include both the drug product and the respective inhalation device.
(2) Total revenues and cost of sales include sales of infusion devices, including the Remunity Pump.
Geographic revenues are determined based on the country in which our customers (distributors) are located. Total revenues from external customers in the United States and rest-of-world (ROW) for each of our commercial products were as follows (in millions):

	Three Months Ended March 31,
	2024			2023
	U.S.	ROW	Total	U.S.	ROW	Total
Net product sales:
Tyvaso DPI(1)	$227.5	$—	$227.5	$118.7	$—	$118.7
Nebulized Tyvaso(1)	133.7	11.3	145.0	115.7	4.0	119.7
Total Tyvaso	361.2	11.3	372.5	234.4	4.0	238.4
Remodulin(2)	108.3	19.7	128.0	93.2	28.2	121.4
Orenitram	106.2	—	106.2	88.2	—	88.2
Unituxin	53.4	5.0	58.4	44.3	4.8	49.1
Adcirca	6.4	—	6.4	7.3	—	7.3
Other	6.0	0.2	6.2	2.3	0.2	2.5
Total revenues	$641.5	$36.2	$677.7	$469.7	$37.2	$506.9
(1) Net product sales include both the drug product and the respective inhalation device.
(2) Net product sales include sales of infusion devices, including the Remunity Pump.
We recorded revenue from two distributors in the United States that exceeded ten percent of total revenues. Revenue from these two distributors as a percentage of total revenues is as follows:

Three Months Ended March 31,	2024	2023
Distributor 1	51%	50%
Distributor 2	34%	33%

18	United Therapeutics, a public benefit corporation

Part I. Financial Information
12. Litigation
Sandoz Litigation
In April 2019, Sandoz Inc. (Sandoz) and its marketing partner RareGen, LLC (now known as Liquidia PAH, LLC, a subsidiary of Liquidia Corporation) (RareGen), filed a complaint in the U.S. District Court for the District of New Jersey against us and Smiths Medical ASD, Inc. (Smiths Medical), alleging that we and Smiths Medical engaged in anticompetitive conduct in connection with the plaintiffs’ efforts to launch their generic version of Remodulin. In particular, the complaint alleged that we and Smiths Medical unlawfully impeded competition by entering into an agreement to produce CADD-MS®3 (MS-3) cartridges specifically for the administration of subcutaneous Remodulin for our patients, without making these cartridges available for the administration of Sandoz’s generic treprostinil injection. In March 2020, the plaintiffs filed an amended complaint to add a count alleging that we breached our earlier patent settlement agreement with Sandoz by refusing to grant Sandoz access to cartridges purchased for our patients.
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
In March 2022, the court granted our motion for summary judgment with respect to all claims brought by the plaintiffs except the breach of contract claim. As a result, all antitrust claims, all claims under state competition laws, and the common law tortious interference claim were resolved in our favor. These were the only claims in the case that gave rise to any potential for trebling of damages, punitive damages, and/or the award of attorneys’ fees. The court also denied the plaintiffs’ request for injunctive relief.
The court granted Sandoz’s motion for summary judgment with respect to Sandoz’s breach of contract claim. The issue of what, if any, damages Sandoz is entitled to based on the contract claim will proceed to trial. Trial commenced on April 29, 2024, and is limited to determining the amount of damages under the breach of contract claim. RareGen has no claim for breach of contract and, as a result, has no remaining claims in the litigation. The parties will have the right to appeal the summary judgment decisions and the result of the trial, upon entry of final judgment following the trial.
We intend to continue to vigorously defend ourselves against the claims made in this litigation. Among other things, we believe that the plaintiffs, who were on notice that Smiths Medical would discontinue the MS-3 system, failed to fulfill their duty to properly mitigate their exposure as a result of such discontinuation, and any damages they incurred are the result of their own failure to properly plan their own product launch. However, due to the uncertainty inherent in any litigation, we cannot guarantee that an outcome adverse to us will not result. Any litigation of this nature could involve substantial cost, and an adverse outcome could result in substantial monetary damages. We currently are not able to reasonably estimate a range of potential losses due to the number of variables that may affect the outcome of the damages trial and any potential appeals, including potential damages amounts sought, the strength of our defenses, the variety of potential legal and factual determinations yet to be made by the court, the rulings that may be subject to appeal, and the inherent unpredictability of any outcome associated with these issues.
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

Quarterly Report	19

Part I. Financial Information
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
Trial took place during March 2022, and the court issued its decision in August 2022. The court found that Liquidia’s product would infringe the ’793 patent and that Liquidia had not proved that any claim of that patent is invalid. The court also determined that Liquidia had proved certain claims of the ’066 patent were invalid and that we had not proved Liquidia’s infringement of another ’066 patent claim. Accordingly, the court issued a final judgment that bars the FDA from approving Yutrepia until expiration of the ’793 patent in May 2027. The parties appealed portions of the decision adverse to each of them, and on July 24, 2023, the appellate court issued its decision affirming the district court decision in its entirety. The court subsequently denied the parties’ requests for rehearing, so the appellate court decision is now final. On January 23, 2024, Liquidia filed a petition for writ of certiorari seeking review by the U.S. Supreme Court, and that petition was denied on February 20, 2024. Liquidia also filed a motion with the district court seeking to modify the portion of the judgment that bars the FDA from finally approving Yutrepia until the ’793 patent expires. On March 28, 2024, the court granted the motion to permit the FDA to grant final approval for Yutrepia. We filed a motion in the district court for a stay of that decision pending appeal, and the court denied that motion. On April 18, 2024, we filed a motion in the appellate court for a stay of that decision, and the appellate court has not yet ruled on that motion.
In January 2021, Liquidia filed another petition for IPR with the PTAB. In its petition, Liquidia sought to invalidate the ’793 patent. In July 2022, the PTAB issued a final written decision finding all claims of the ’793 patent to be unpatentable. We filed a request for rehearing and for precedential opinion panel review. On October 26, 2022, the PTAB denied our request for precedential opinion panel review, but “determine[d] that the Board’s Final Written Decision did not address adequately whether the [references relied upon as the basis for canceling claims] qualify as prior art.” Thus, the PTAB directed the original panel “in its consideration on rehearing, to clearly identify whether the … references qualify as prior art.” The original panel issued its decision on our request for rehearing in February 2023. The original panel agreed that it had overlooked our arguments and that its rationale for determining that certain references are prior art was erroneous. Nonetheless, the original panel determined the references qualify as prior art under a new rationale. Thus, the original panel maintained that the claims of this patent are not valid. We appealed this decision, and the appellate court affirmed the PTAB decision. On January 19, 2024, we filed a petition for rehearing, and the court denied that motion on March 15, 2024. We now have the opportunity to seek review by the U.S. Supreme Court. All claims of this patent remain valid until any IPR appeals are exhausted.
On September 5, 2023, we filed a lawsuit in the U.S. District Court for the District of Delaware against Liquidia for infringement of the ’793 patent based on Liquidia’s efforts to obtain FDA approval for a PH-ILD indication for Yutrepia. On November 30, 2023, we filed an amended complaint to assert a new patent: U.S. Patent No. 11,826,327 (the ’327 patent). The claims of the ’327 patent generally cover improving exercise capacity in patients suffering from PH-ILD by inhaling treprostinil at specific dosages. On January 22, 2024, we filed a stipulation withdrawing the ’793 patent from the case. As a result, the only patent at issue in the case is the ’327 patent. Liquidia answered the complaint asserting a variety of defenses. The case is pending, and the court has not yet set a schedule for the case. As noted below under FDA Litigation Regarding Yutrepia, we believe this lawsuit could entitle us to a 30-month stay, preventing the FDA from approving Yutrepia for the treatment of PH-ILD until the resolution of this lawsuit, or the expiration of the 30-month period following receipt of a Paragraph IV notice, whichever occurs first. Because the issue of whether a 30-month stay is appropriate remains unresolved, we filed a motion for preliminary injunction in the patent case on February 26, 2024. Briefing is complete, and the court held a hearing on April 23, 2024.
In June 2021, we filed a motion in the patent case in the U.S. District Court for the District of Delaware to file an amended complaint adding trade secret misappropriation claims against Liquidia and a former Liquidia employee, Dr. Robert Roscigno. The court denied the motion based on a finding that adding the additional claims would impact the case schedule. Thus, we filed those claims as a separate case against Liquidia and Robert Roscigno in North Carolina state court. Fact discovery is complete, and expert discovery is underway.
We plan to continue to vigorously enforce our intellectual property rights related to Tyvaso DPI and nebulized Tyvaso.

20	United Therapeutics, a public benefit corporation

Part I. Financial Information
FDA Litigation Regarding Yutrepia
On February 20, 2024, we filed an action against the FDA in the U.S. District Court for the District of Columbia regarding the FDA’s review of Liquidia’s efforts to obtain a PH-ILD indication for its Yutrepia product. Liquidia submitted an amendment to its pending Yutrepia NDA to pursue approval for a PH-ILD indication. The suit alleges that FDA rules, precedents, and procedures require that such a new indication be pursued in a new NDA rather than as an amendment to a pending NDA. Thus, we asked the FDA to require Liquidia to submit a new NDA if it wishes to further pursue approval for a PH-ILD indication.
On March 4, 2024, we filed a motion for preliminary injunction and temporary restraining order seeking to prevent the FDA from approving the PH-ILD indication for Yutrepia by amendment. The court denied that motion on March 29, 2024, following a hearing on the motion. The FDA represented at the hearing that it continues to assess the situation, so in the court’s view, there is no final agency action to review. The court requires the FDA to provide notice 72 hours before it acts on Liquidia’s amendment, so the parties can seek meaningful review when a decision is imminent.
If Liquidia is required to submit a new NDA, we believe that we would be entitled to a 30-month stay of any PH-ILD approval based on our assertion of the ’327 patent against Liquidia as discussed under Litigation with Liquidia Technologies, Inc. That is, Liquidia could not obtain final approval for a PH-ILD indication until the earlier of the expiration of the 30-month stay or a district court decision in Liquidia’s favor.
MSP Recovery Litigation
In July 2020, MSP Recovery Claims, Series LLC; MSPA Claims 1, LLC; and Series PMPI, a designated series of MAO-MSO Recovery II, LLC, filed a “Class Action Complaint” against Caring Voices Coalition, Inc. (CVC) and us in the U.S. District Court for the District of Massachusetts. The complaint alleged that we violated the federal Racketeer Influenced and Corrupt Organizations (RICO) Act and various state laws by coordinating with CVC when making donations to a PAH fund so that those donations would go towards copayment obligations for Medicare patients taking drugs manufactured and marketed by us. The plaintiffs claim to have received assignments from various Medicare Advantage health plans and other insurance entities that allow them to bring this lawsuit on behalf of those entities to recover allegedly inflated amounts they paid for our drugs. In April 2021, the court granted our motion to transfer the case to the U.S. District Court for the Southern District of Florida.
In October 2021, we filed a motion for judgment on the pleadings, seeking to dismiss the plaintiffs’ claims in this litigation. On that same day, the plaintiffs filed an amended complaint that includes state antitrust claims based on alleged facts similar to those raised by Sandoz and RareGen in the matter described above. The amended complaint added MSP Recovery Claims Series 44, LLC as a plaintiff and Smiths Medical and CVC as defendants. As a result of the amended complaint, the court ruled that our motion for judgment on the pleadings was moot. In December 2021, we filed a motion to dismiss all of the plaintiffs’ claims in the amended complaint, including the new antitrust claims. Smiths Medical also filed a motion to dismiss the plaintiffs’ claims against Smiths Medical. In September 2022, the court dismissed all of the plaintiffs’ claims against us and Smiths Medical without prejudice.
In October 2022, the plaintiffs filed a motion for leave to amend the complaint and attached a proposed second amended complaint. In addition to the claims previously asserted, the proposed second amended complaint added federal antitrust claims and consumer protection claims under other states’ laws. The second amended complaint also named Accredo Health Group, CVS Health Corporation, Express Scripts, Inc., and Express Scripts Holding Company (collectively, the Specialty Pharmacies), and the Adira Foundation as additional defendants. In October 2022, the court granted the plaintiffs’ motion for leave to amend, and the plaintiffs filed the second amended complaint. In March 2023, we filed our motion to dismiss the second amended complaint. The Specialty Pharmacies filed their own motion to dismiss, as did Smiths Medical. On March 22, 2024, the magistrate judge recommended dismissal of the plaintiffs’ complaint against all defendants in its entirety with prejudice, and for administrative purposes, issued an order dismissing the complaint. On April 12, 2024, the plaintiffs filed an objection to the magistrate judge’s recommendation. If the district court judge adopts the magistrate judge’s recommendation and dismisses the case, the plaintiffs will have the right to appeal.
We intend to continue to vigorously defend ourselves against the claims made in this lawsuit.
Litigation with Humana and United Healthcare
Humana Inc. (Humana) and United Healthcare Services, Inc. (United) filed separate lawsuits against us in the U.S. District Court for the District of Maryland in December 2022 and November 2022, respectively. Each of these lawsuits includes allegations similar to those in the MSP Recovery matter discussed above concerning our charitable contributions to CVC. In particular, these lawsuits allege that our donations to CVC violated RICO and various state laws. We filed motions to dismiss both of these lawsuits in March 2023. On March 25, 2024, the court dismissed both the Humana and United complaints in their entirety. In both cases, the RICO claims were dismissed with prejudice. In the Humana case, the state law claims were

Quarterly Report	21

Part I. Financial Information
dismissed without prejudice, and in the United case, some of the state law claims were dismissed with prejudice, while others were dismissed without prejudice. To date, neither Humana nor United has appealed these decisions.
On April 24, 2024, Humana and United each filed lawsuits against us in the Circuit Court for Montgomery County, Maryland. These lawsuits include allegations similar to those in Humana and United’s lawsuits discussed above concerning charitable contributions. Humana and United allege that our donations to CVC give rise to claims that include common law causes of action, violations of state consumer protection statutes, and violations of insurance fraud statutes, under the laws of Maryland and various other states.
We intend to continue to vigorously defend ourselves against the claims made in these lawsuits.
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
We intend to continue to vigorously defend our 340B program contract pharmacy policies.
13. Acquisitions
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

22	United Therapeutics, a public benefit corporation

Part I. Financial Information
accounted for as an asset acquisition as substantially all of the fair value was concentrated in a single in-process research and development (IPR&D) asset we acquired. We allocated $46.0 million of the purchase price to the IPR&D and recorded the expense within research and development in our consolidated statements of operations for the year ended December 31, 2023. For tax purposes, the purchase price allocated to the IPR&D is not deductible and was capitalized into the tax basis of the equity we acquired. We also recorded an intangible asset of $1.3 million related to the asset acquisition and recorded the amount within goodwill and other intangible assets, net in our consolidated balance sheet as of December 31, 2023.
Business Combination
On October 29, 2023, we entered into an Agreement and Plan of Merger (the Merger Agreement) with Miromatrix Medical Inc. (Miromatrix), a publicly traded company developing bioengineered kidney and liver products. On December 13, 2023, we completed the transactions contemplated by the Merger Agreement and Miromatrix became a wholly-owned subsidiary of United Therapeutics. Pursuant to the terms of the Merger Agreement, we paid former Miromatrix shareholders $3.25 per share in cash at closing, representing cash consideration paid to former Miromatrix shareholders of $89.1 million. Former Miromatrix shareholders also received one contractual contingent value right per share, representing the right to receive a contingent payment of $1.75 per share in cash (an aggregate of approximately $54.0 million) upon the first implantation of Miromatrix’s development-stage, fully-implantable kidney product known as mirokidney into a living human patient by the end of 2025 in a clinical trial meeting requirements set forth in the form of the Contingent Value Rights Agreement attached to the Merger Agreement (the Milestone). In addition to the cash consideration noted above, the aggregate purchase price included $2.5 million that we ascribed to the contingent value rights, of which $1.4 million was recorded as a measurement period adjustment during the three months ended March 31, 2024.
Purchase Price Allocation
The merger met the definition of a business combination in accordance with ASC 805, Business Combinations, and as such, we applied the acquisition method to account for the transaction, which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the closing date. The aggregate purchase price was allocated to the major categories of assets acquired and liabilities assumed based upon their estimated fair values at the closing date using primarily Level 2 and Level 3 inputs. These Level 2 and Level 3 valuation inputs included an estimate of future cash flows and discount rates. Additionally, estimated fair values were based, in part, upon third-party valuations of certain assets, which included specifically-identified intangible assets.
The allocation of the purchase price to the assets acquired and liabilities assumed, including the residual amount allocated to goodwill, is based upon preliminary information and is subject to change within the measurement period (up to one year from the closing date) as additional information concerning final asset and liability valuations is obtained. The primary elements of this preliminary purchase price allocation that are not yet finalized relate to the forecast of future cash flows utilized in the valuation of the acquired IPR&D intangible asset and the contingent value rights, as well as our assessment of tax attributes. The following table summarizes the revised consideration transferred for the acquisition and the amounts of the assets acquired and liabilities assumed as of the closing date.

Purchase Price Allocation	Fair Value (in millions)
Cash	$5.1
Other current assets	1.1
Intangible assets:
IPR&D	63.0
Goodwill(1)	7.1
Deferred tax assets, net	15.5
Property, plant, and equipment, net	4.5
Other non-current assets	2.6
Total fair value of assets acquired	$98.9
Accounts payable and accrued expenses	3.1
Other current liabilities	1.4
Other non-current liabilities	2.8
Total fair value of liabilities assumed	$7.3
Total purchase price	$91.6
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

Quarterly Report	23

Part I. Financial Information
fair value measurement. Significant assumptions inherent in determining fair value of the IPR&D included annual net cash flows over a period of time and a discount rate applied to those cash flows to reflect the overall risk of the asset.
We ascribed $2.5 million to the contingent value rights as of the closing date based on a probability weighted discounted cash flow model, utilizing probability adjusted expectations of achieving the Milestone. In making this determination, we considered expectations regarding the timing and probability of achieving the Milestone by the end of 2025.
Following the acquisition, the operating results of Miromatrix have been included in our consolidated financial statements. The acquisition did not have a material impact on our consolidated financial statements, and therefore, historical and pro forma disclosures have not been presented.
Costs incurred to complete the acquisition and integrate Miromatrix into our business were expensed as incurred and included within selling, general, and administrative in our consolidated statements of operations. During the year ended December 31, 2023, we recognized $3.5 million of acquisition-related costs. These costs represented transaction costs, legal fees, and professional third-party service fees.

24	United Therapeutics, a public benefit corporation

Part I. Financial Information
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023 (the 2023 Annual Report), and our consolidated financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q. All statements in this filing are made as of the date this Quarterly Report on Form 10-Q is filed with the U.S. Securities and Exchange Commission (SEC). We undertake no obligation to publicly update or revise these statements, whether as a result of new information, future events or otherwise.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report contain forward-looking statements made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934 (the Exchange Act) and the Private Securities Litigation Reform Act of 1995. These statements, which are based on our beliefs and expectations about future outcomes and on information available to us through the date this Quarterly Report on Form 10-Q is filed with the SEC, include, among others, statements related to the following:
•Expectations of revenues, expenses, profitability, cash flows, and growth in the number of patients being treated with our products, including continued growth in sales of our newest product, Tyvaso DPI, and anticipated growth in the number of patients with pulmonary hypertension associated with interstitial lung disease (PH-ILD) being treated with our Tyvaso products;
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
•The impact of competing therapies on sales of our commercial products, including the impact of generic versions of Remodulin; established therapies such as Uptravi; and newly-developed therapies such as Merck’s Winrevair and Liquidia’s Yutrepia, if it is approved by the FDA;
•The expectation that we will be able to manufacture sufficient quantities and maintain adequate inventories of our commercial products, through both our in-house manufacturing capabilities and third-party manufacturing sites (including our plans to expand manufacturing capacity for Tyvaso DPI);
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
We caution you that these statements are not guarantees of future performance and are subject to numerous evolving risks and uncertainties that we may not be able to accurately predict or assess, and that may cause our actual results to differ materially from anticipated results, including the risks and uncertainties we describe in Part II, Item 1A—Risk Factors of this Quarterly Report on Form 10-Q; risks and uncertainties described in Part I, Item 1A—Risk Factors of our 2023 Annual Report, and risks and uncertainties described in other cautionary statements, cautionary language, and risk factors set forth in our other filings with the SEC.

Quarterly Report	25

Part I. Financial Information
Overview of Marketed Products
We market and sell the following commercial products:
•Tyvaso DPI and Nebulized Tyvaso. Nebulized Tyvaso is an inhaled formulation of the prostacyclin analogue treprostinil, approved by the FDA and regulatory authorities in Argentina, Israel, and Japan to improve exercise ability in patients with pulmonary arterial hypertension (PAH). Nebulized Tyvaso was also approved by the FDA in March 2021 and by regulators in Israel in December 2022 to improve exercise ability in patients with PH-ILD. In May 2022, we also obtained FDA approval of a dry powder formulation of treprostinil for inhalation known as Tyvaso DPI to treat PAH and PH-ILD, and we initiated commercial shipments of Tyvaso DPI to our U.S. distributors in June 2022. In addition, marketing authorization applications for nebulized Tyvaso to treat PAH and/or PH-ILD have also been approved, and others are pending, in various other countries in Latin America and Asia.
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
We settled litigation with Sandoz related to its abbreviated new drug application (ANDA) seeking FDA approval to market a generic version of Remodulin and in March 2019, Sandoz announced the availability of its generic product in the United States. We have also entered into similar settlement agreements with other generic companies, some of which have also launched sales of generic versions of Remodulin. Through March 31, 2024, we have seen limited erosion of Remodulin sales as a result of generic treprostinil competition in the United States. We are currently engaged in litigation with Sandoz and its marketing partner, RareGen (now a subsidiary of Liquidia Corporation, the parent company of Liquidia), related to the infusion devices used to administer Remodulin subcutaneously. We understand that generic treprostinil was initially launched by Sandoz/RareGen for use only by intravenous infusion. In May 2021, Sandoz/Liquidia Corporation announced that Sandoz’s generic treprostinil has been made available for subcutaneous use, following FDA clearance of a cartridge that can administer the product via the Smiths Medical CADD MS-3 pump. See Note 12—Litigation, to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
Regulatory authorities in various European countries began approving generic versions of Remodulin in 2018, followed by pricing approvals and commercial launches in most of these countries in 2019 and 2020. As a result, our international

26	United Therapeutics, a public benefit corporation

Part I. Financial Information
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
•’793 patent: In August 2021, the PTAB instituted IPR proceedings related to this patent. In July 2022, the PTAB issued a final written decision finding all claims of this patent to be unpatentable. We filed a request for rehearing and for precedential opinion panel review. In October 2022, the PTAB denied our request for precedential opinion panel review, but “determine[d] that the Board’s Final Written Decision did not address adequately whether the [references relied upon as the basis for canceling claims] qualify as prior art.” Thus, the PTAB directed the original panel “in its consideration on rehearing, to clearly identify whether the … references qualify as prior art.” The original panel issued its decision on our request for rehearing in February 2023. The original panel agreed that it had overlooked our arguments and its rationale for determining that certain references are prior art was erroneous. Nonetheless, the original panel determined the references qualify as prior art under a new rationale. Thus, the original panel maintained that the claims of this patent are not valid. The U.S. Court of Appeals for the Federal Circuit affirmed the PTAB decision. We now have the opportunity to seek review by the U.S. Supreme Court. All claims of this patent remain valid until any IPR appeals are exhausted.
Liquidia filed a motion with the district court to permit it to obtain final approval from the FDA based on the appellate decision affirming the PTAB decision on the ’793 patent, and the court granted that motion on March 28, 2024. We filed a

Quarterly Report	27

Part I. Financial Information
motion in the district court for a stay of that decision pending appeal, and the court denied that motion. We then filed a motion in the appellate court for a stay of that decision, and the appellate court has not yet ruled on that motion.
The FDA granted nebulized Tyvaso three-year clinical trial exclusivity for the treatment of PH-ILD, which expired in March 2024, as a result of the INCREASE study of nebulized Tyvaso for the treatment of PH-ILD, and the expansion of the nebulized Tyvaso label to include a PH-ILD indication. This exclusivity covered both Tyvaso DPI and nebulized Tyvaso for the treatment of PH-ILD, and precluded the FDA from approving a PH-ILD indication for Yutrepia prior to the expiration of clinical trial exclusivity. On July 24, 2023, we received a Paragraph IV Certification Notice Letter from Liquidia notifying us that they had submitted an amendment to the Yutrepia NDA to include a PH-ILD indication to the FDA. In September 2023, Liquidia announced that the FDA had accepted this amendment for review, and set a Prescription Drug User Fee Act goal date of January 24, 2024. The FDA did not act on the January 24, 2024 goal date, and related litigation is pending as described under FDA Litigation Regarding Yutrepia in Note 12—Litigation, to our consolidated financial statements included in this Quarterly Report on Form 10-Q. We also have litigation pending in federal district court against Liquidia for infringement of the U.S. Patent No. 11,826,327 (the ’327 patent). The claims of the ’327 patent generally cover improving exercise capacity in patients suffering from PH-ILD by inhaling treprostinil at specific dosages. We believe this lawsuit could entitle us to a 30-month stay, preventing the FDA from approving Yutrepia for the treatment of PH-ILD until the resolution of this lawsuit, or the expiration of the 30-month period following receipt of a Paragraph IV notice, whichever occurs first. Because the issue of whether a 30-month stay is appropriate remains unresolved, we filed a motion for preliminary injunction in the patent case on February 26, 2024. Briefing is complete, and the court held a hearing on April 23, 2024.
For further details regarding these litigation matters, please see Note 12—Litigation, to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
General
We intend to vigorously enforce our intellectual property rights related to our products. However, we may not prevail in defending our patent rights, and additional challenges from other ANDA filers or other challengers may surface with respect to our products. Our patents could be invalidated, found unenforceable, or found not to cover one or more generic forms of our products. If any ANDA filer or filer of a 505(b)(2) NDA for a branded treprostinil product were to receive approval to sell its treprostinil product and/or prevail in any patent litigation, our affected product(s) would become subject to increased competition. Patent expiration, patent litigation, and competition from generic or other branded treprostinil manufacturers could have a significant, adverse impact on our treprostinil-based product revenues, our profits, and our stock price. These potential effects are inherently difficult to predict. For additional discussion, see the risk factor entitled, Our intellectual property rights may not effectively deter competitors from developing competing products that, if successful, could have a material adverse effect on our revenues and profits, contained in Part II, Item 1A—Risk Factors included in this Quarterly Report on Form 10-Q.
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

28	United Therapeutics, a public benefit corporation

Part I. Financial Information
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
Selling, General, and Administrative
Our selling, general, and administrative expenses primarily include costs associated with the commercialization of approved products and general and administrative costs to support our operations, including share-based compensation and salary-related expenses. Selling expenses include product marketing and sales operations costs, and other costs incurred to support our sales efforts. General and administrative expenses include the core corporate support functions such as human resources, finance, and legal, and associated external costs to support those functions.
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
The fair value of STAP awards and stock options is measured using inputs and assumptions under the Black-Scholes-Merton model. The fair value of restricted stock units is measured using our stock price on the date of grant. Although we no longer grant STAP awards, we had approximately 0.4 million STAP awards outstanding as of March 31, 2024. We account for STAP awards as liabilities because they are settled in cash. As such, we must re-measure the fair value of STAP awards at the end of each financial reporting period until the awards are no longer outstanding. Changes in our liability associated with outstanding STAP awards as a result of such re-measurements are recorded as adjustments to share-based compensation expense and can create volatility within our operating expenses from period to period. The following factors, among others, have a significant impact on the amount of share-based compensation expense recognized in connection with STAP awards from period to period: (1) volatility in the price of our common stock (specifically, increases in the price of our common stock will generally result in an increase in our liability and related compensation expense, while decreases in our stock price will generally result in a reduction in our liability and related compensation expense); and (2) decreases in the number of outstanding awards.
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

Quarterly Report	29

Part I. Financial Information
The TETON 1 and TETON 2 studies were prompted by data from the INCREASE study of nebulized Tyvaso for the treatment of PH-ILD, which demonstrated improvements in certain key parameters of lung function in pulmonary hypertension patients with fibrotic lung disease (improved absolute FVC and reduced exacerbations of underlying lung disease). Specifically, in the INCREASE study, treatment with nebulized Tyvaso resulted in significant improvements in percent predicted FVC at weeks 8 and 16, with subjects having an underlying etiology of IPF showing the greatest improvement (week 8: 2.5 percent; p=0.0380 and week 16: 3.5 percent; p=0.0147). In May 2022, data from the INCREASE open-label extension (OLE) study were presented at a medical conference, indicating that improvements in FVC were sustained for at least 64 weeks for PH-ILD patients with underlying IPF. For those patients who received placebo during the INCREASE study, marked improvements in FVC were observed following transition to nebulized Tyvaso during the OLE study. These data points, combined with substantial preclinical evidence of antifibrotic activity of treprostinil, suggest that nebulized Tyvaso may offer a treatment option for patients with IPF. We believe there are approximately 100,000 IPF patients in the United States.
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
In December 2020, the FDA granted orphan designation for treprostinil to treat IPF. In March 2022, the European Medicines Agency also granted orphan designation for treprostinil to treat IPF. If the TETON studies are successful, we also plan to seek FDA approval to expand the Tyvaso DPI label to include IPF and PPF, following completion of any FDA-required bridging studies. If the TETON studies are successful, in addition to seeking FDA approval, we and our distributors will consider seeking amendments to the marketing authorizations for nebulized Tyvaso in countries where it is approved, to include IPF and/or PPF indications, and we will also consider seeking approval of nebulized Tyvaso for these indications in countries where it is not yet approved.
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
If approved and launched, we expect ralinepag’s once-daily dosing profile to position it favorably compared with Uptravi (selexipag), which is a twice-daily IP-receptor agonist marketed by Johnson & Johnson for the treatment of PAH. In 2023, Johnson & Johnson reported global sales of Uptravi of nearly $1.6 billion, including over $1.3 billion in U.S. sales, reflecting a growth rate of approximately 20 percent over 2022.

30	United Therapeutics, a public benefit corporation

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
The UHeart™ is a development-stage heart from a pig with ten genetic modifications to support organ functioning in the human body. Six human genes were added to the pig genome to facilitate immune acceptance of the organ, while four genes were inactivated: three that contribute to porcine organ rejection in humans and one that can cause organ growth beyond what is normal for humans. The UKidney™ is a kidney from the same pig with ten gene modifications.
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
In February 2024, we inaugurated a clinical-scale, designated pathogen-free (DPF) facility in Virginia and began populating the facility with animals during the first quarter of 2024. When fully operational, we expect this DPF to supply cGMP-compliant xenografts for human clinical trials, with a target capacity of up to 125 organs per year. This facility cost approximately $75 million to construct. We are planning to build additional cGMP DPF facilities at commercial scale, each with target capacities of approximately 1,000 to 2,000 organs per year. While these projects will be capital-intensive, the timing and volume of these expenditures will be staggered and paced in a manner intended to balance our need to address market demand as soon as possible following launch with the need to defer the most significant capital expenditures until we achieve certain clinical trial milestones.
Key accomplishments in our xenotransplantation program include the following:
•First Successful Xenotransplants of Porcine Hearts. University of Maryland School of Medicine (UMSOM) surgeons have successfully transplanted UHearts into two living human patients. These procedures were authorized by the FDA on a single-patient, expanded access (also called “compassionate use”) basis, and marked the first known examples of transplanting whole organs from genetically modified pigs to humans. The FDA’s compassionate use regulations allow a physician to apply to use an unapproved product outside of a clinical trial to treat an individual patient with a serious or immediately life-threatening disease or condition when no satisfactory alternative therapy is available. The first patient, transplanted in January 2022, survived for approximately two months with the UHeart. In June 2022, data from this procedure were published in the New England Journal of Medicine. The second patient, transplanted in September 2023, survived for approximately six weeks with the UHeart. We and our collaborators continue to evaluate data from these human transplants.

Quarterly Report	31

Part I. Financial Information
•First Successful Transplantation of Porcine Thymokidney. In April 2024, surgeons at NYU Langone Health successfully transplanted a UThymoKidney into a living patient under an FDA authorization for compassionate use. The patient was suffering from heart and kidney failure, and received a left ventricular assist device to stabilize heart function prior to the UThymoKidney transplant. The procedure marked the first known transplantation of a thymokidney into a human, the first known transplantation of a genetically modified porcine kidney into a human using only FDA-cleared immunosuppression drugs, and the first known procedure combining the use of a heart pump with a transplanted porcine xenokidney.
•Successful UKidney and UHeart Tests in Preclinical Human Models. In 2021, surgeons at NYU and UAB tested UThymoKidneys and UKidneys from our genetically modified pigs in brain-dead organ donors maintained on artificial support, providing preclinical evidence that genetically modified pig organs could transcend the most proximate immunological barriers to xenotransplantation. These studies using a preclinical human decedent model were conducted in brain-dead organ donors whose organs were determined to be ineligible for donation, with the consent of the donor’s family. Results of the UAB experiments were published in the American Journal of Transplantation in January 2022 and the Journal of Clinical Investigation in January 2024, and results of the NYU experiments were published in the New England Journal of Medicine in May 2022.
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
•Miromatrix. In December 2023, we completed the acquisition of Miromatrix Medical Inc. (Miromatrix), a company based in Minnesota, focused on the development of new technologies for generating manufactured kidneys and livers composed of human primary cells. The Miromatrix external liver assist product, called miroliverELAP®, uses a decellularized porcine liver matrix that has been seeded with human-derived cells and an extracorporeal blood circuit to maintain liver support in patients experiencing acute liver failure. Miromatrix first used its decellularization technology to successfully develop two acellular products, MiroMesh® and MiroDerm®, which received FDA 510(k) clearance for hernia repair and wound care applications, respectively, and which were later spun off by Miromatrix. In January 2024, the FDA cleared the Miromatrix investigational new device application for miroliverELAP, and we are planning to commence enrollment of a phase 1 study in patients with acute liver failure in 2024. We expect this study will be the first human clinical trial of a manufactured organ. Miromatrix is also developing miroliver®, a fully-implantable manufactured liver product, and mirokidney®, a fully implantable manufactured kidney product, both of which are based on decellularized porcine organ scaffolds that have been reseeded with human-derived cells. Initially the Miromatrix products are intended to be allogeneic, requiring the use of standard immunosuppression protocols. Future versions may be based on autologous cells, reducing or eliminating the need for immunosuppression drugs.
•IVIVA. In October 2023, we completed the acquisition of IVIVA Medical, Inc. (IVIVA), a preclinical stage company based in Massachusetts, focused on bio-artificial manufactured kidney products. IVIVA’s preclinical implantable kidney product uses autologous cells to mimic important physiological functions of native kidneys in recipients to support their native kidney function. The product is designed to replace the need for external kidney dialysis, without the need for immunosuppression.

32	United Therapeutics, a public benefit corporation

Part I. Financial Information
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
Our wholly-owned subsidiary, Lung Bioengineering Inc., provides commercial EVLP services on a fee-for-service basis to transplant centers through dedicated facilities located in Silver Spring, Maryland and Jacksonville, Florida, using the XPS System. Lung Bioengineering also recently completed a registrational study of another centralized EVLP technology called the Centralized Lung Evaluation System (CLES) and plans to submit a PMA to the FDA during 2024 for commercial approval of CLES.
Over 400 patients have received lung transplants following use of our centralized EVLP service.
Sustainable Delivery of Organs
Together with therapeutic interventions, we are developing scalable technologies to efficiently deliver an unlimited supply of manufactured organs to transplant centers and waiting patients, while minimizing environmental impact. Our drone delivery research efforts are focused on the development of piloted and autonomous electric vertical take-off and landing aircraft systems to quickly, reliably, and sustainably deliver organs for transplant from manufacturing facilities to transplant centers.
In October 2021, we successfully completed the first-ever drone delivery of a lung for transplant at Toronto General Hospital, demonstrating the feasibility of our goal of delivering our manufactured organs with zero carbon footprint aircraft.
Aurora-GT
Our affiliate, Northern Therapeutics, Inc. (Northern Therapeutics), is conducting a clinical study in Canada (called SAPPHIRE) of a gene therapy product called Aurora-GT, in which a PAH patient’s own endothelial progenitor cells are isolated, transfected with the gene for human endothelial nitric oxide synthase, expanded ex vivo, and then delivered back to the same patient. This therapy is intended to rebuild the blood vessels in the lungs that are compromised by PAH. Northern Therapeutics is a Canadian entity in which we have a 49.7 percent voting stake and a 71.8 percent financial stake. Northern Therapeutics discontinued enrollment of new patients at the end of 2022 when we ceased funding the SAPPHIRE program. In April 2024, Northern Therapeutics unblinded the SAPPHIRE study. Because the study only enrolled 12 patients (25 percent of the target enrollment), it was too small to meet its primary endpoint with statistical significance (change in six-minute walk distance from baseline to six months). However, the parties are reviewing the data and considering whether it may support regulatory approval in Canada. We have the exclusive right to pursue this technology in the United States. Under our agreement with Northern Therapeutics, we funded all of the expenses of the SAPPHIRE program through the end of 2022; thereafter, Northern Therapeutics has been solely responsible for all costs of developing Aurora-GT outside the United States.
Future Prospects
We anticipate that revenue growth over the near-term will be driven primarily by: (1) continued growth in sales of the recently-launched Tyvaso DPI; (2) continued growth in the number of PH-ILD patients prescribed Tyvaso DPI and nebulized Tyvaso; (3) continued growth in the number of patients prescribed Orenitram following our expansion of the Orenitram label to reflect the results of the FREEDOM-EV study; and (4) modest price increases for some of our products. We believe that additional revenue growth in the medium- and longer-term will be driven by new products and new indications for existing products being developed in our pipeline, as described above under Research and Development.
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
We have budgeted approximately $500 million for capital expenditures during 2024-2026 in order to construct additional facilities to support the development and commercialization of our products and technologies. We plan to dedicate the majority of this budget to constructing a new Tyvaso DPI manufacturing facility in Research Triangle Park, North Carolina. We

Quarterly Report	33

Part I. Financial Information
plan to fund these capital expenditures using cash on hand. If and when we commence construction of commercial-scale designated pathogen-free facilities to produce porcine organs for xenotransplantation, the rate of our capital expenditures will increase substantially.
We operate in a highly competitive market in which several large pharmaceutical companies control many of the available PAH therapies. These pharmaceutical companies are well established in the market and possess greater financial, technical, and marketing resources than we do. In addition, there are a number of investigational products in late-stage development that, if approved, may erode the market share of our existing commercial therapies and make market acceptance more difficult to achieve for any therapies we attempt to market in the future. For example, if Yutrepia is commercially launched, our revenues from Tyvaso DPI could potentially be adversely affected, and the impact may be more material if Yutrepia is approved for the treatment of PH-ILD.
Results of Operations
Three Months Ended March 31, 2024 and March 31, 2023
Revenues
The table below presents the components of total revenues (dollars in millions):

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2024	2023
Net product sales:
Tyvaso DPI(1)	$227.5	$118.7	$108.8	92%
Nebulized Tyvaso(1)	145.0	119.7	25.3	21%
Total Tyvaso	372.5	238.4	134.1	56%
Remodulin(2)	128.0	121.4	6.6	5%
Orenitram	106.2	88.2	18.0	20%
Unituxin	58.4	49.1	9.3	19%
Adcirca	6.4	7.3	(0.9)	(12)%
Other	6.2	2.5	3.7	148%
Total revenues	$677.7	$506.9	$170.8	34%
(1)Net product sales include both the drug product and the respective inhalation device.
(2)Net product sales include sales of infusion devices, including the Remunity Pump.
Total Tyvaso net product sales grew 56 percent to $372.5 million for the three months ended March 31, 2024, as compared to $238.4 million for the same period in 2023. This growth was primarily due to an increase in quantities sold, driven by the commercial launch of Tyvaso DPI in June 2022 and continued growth in commercial utilization by PH-ILD patients and, to a lesser extent, a price increase. Tyvaso DPI net product sales increased for the three months ended March 31, 2024, as compared to the same period in 2023, primarily due to an increase in quantities sold and, to a lesser extent, a price increase. The increase in Tyvaso DPI quantities sold was due to continued growth in the number of patients following the product’s launch and, to a lesser extent, increased commercial utilization following the implementation of the Part D redesign under the Inflation Reduction Act. Nebulized Tyvaso net product sales were higher for the three months ended March 31, 2024, as compared to the same period in 2023, primarily due to inventory destocking by our distributors in the first quarter of 2023 that did not reoccur in the first quarter of 2024.
Remodulin net product sales increased for the three months ended March 31, 2024, as compared to the same period in 2023, due to an increase in U.S. Remodulin net product sales, driven by an increase in quantities sold, partially offset by a decrease in international Remodulin net product sales, as shown in the table below.
Orenitram net product sales increased for the three months ended March 31, 2024, as compared to the same period in 2023, due to an increase in quantities sold and, to a lesser extent, a price increase. The increase in quantities sold was driven, at least in part, by increased commercial utilization following the implementation of the Part D redesign under the Inflation Reduction Act.
Unituxin net product sales increased for the three months ended March 31, 2024, as compared to the same period in 2023, due to an increase in quantities sold and a price increase.

34	United Therapeutics, a public benefit corporation

Part I. Financial Information
The table below presents the breakdown of total revenues between the United States and rest-of-world (ROW) (in millions):

	Three Months Ended March 31,
	2024			2023
	U.S.	ROW	Total	U.S.	ROW	Total
Net product sales:
Tyvaso DPI(1)	$227.5	$—	$227.5	$118.7	$—	$118.7
Nebulized Tyvaso(1)	133.7	11.3	145.0	115.7	4.0	119.7
Total Tyvaso	361.2	11.3	372.5	234.4	4.0	238.4
Remodulin(2)	108.3	19.7	128.0	93.2	28.2	121.4
Orenitram	106.2	—	106.2	88.2	—	88.2
Unituxin	53.4	5.0	58.4	44.3	4.8	49.1
Adcirca	6.4	—	6.4	7.3	—	7.3
Other	6.0	0.2	6.2	2.3	0.2	2.5
Total revenues	$641.5	$36.2	$677.7	$469.7	$37.2	$506.9
(1) Net product sales include both the drug product and the respective inhalation device.
(2) Net product sales include sales of infusion devices, including the Remunity Pump.
Gross-to-Net Deductions
We recognize revenues net of: (1) rebates and chargebacks; (2) prompt pay discounts; (3) allowance for sales returns; and (4) distributor fees. These are referred to as gross-to-net deductions and are primarily based on estimates reflecting historical experiences as well as contractual and statutory requirements. We currently estimate our allowance for sales returns using reports from our distributors. The tables below present a reconciliation of the liability accounts associated with these deductions (in millions):

	Three Months Ended March 31, 2024
	Rebates and Chargebacks	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, January 1, 2024	$108.4	$5.3	$1.9	$10.4	$126.0
Provisions attributed to sales in:
Current period	78.2	14.8	0.4	10.0	103.4
Prior periods	(1.8)	—	0.1	(0.8)	(2.5)
Payments or credits attributed to sales in:
Current period	(8.7)	(9.3)	—	(3.3)	(21.3)
Prior periods	(61.7)	(5.3)	(0.1)	(7.4)	(74.5)
Balance, March 31, 2024	$114.4	$5.5	$2.3	$8.9	$131.1

	Three Months Ended March, 2023
	Rebates and Chargebacks	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, January 1, 2023	$81.3	$4.4	$3.3	$10.9	$99.9
Provisions attributed to sales in:
Current period	60.5	11.4	0.4	10.0	82.3
Prior periods	(1.2)	(0.1)	(0.6)	(0.7)	(2.6)
Payments or credits attributed to sales in:
Current period	(7.4)	(8.9)	—	(2.7)	(19.0)
Prior periods	(54.0)	(4.2)	(0.1)	(7.7)	(66.0)
Balance, March 31, 2023	$79.2	$2.6	$3.0	$9.8	$94.6
Cost of Sales
The table below summarizes cost of sales by major category (dollars in millions):

Quarterly Report	35

Part I. Financial Information

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2024	2023
Category:
Cost of sales	$71.8	$52.7	$19.1	36%
Share-based compensation expense (benefit)(1)	1.1	(0.4)	1.5	375%
Total cost of sales	$72.9	$52.3	$20.6	39%
(1)See Share-Based Compensation section below for discussion.
Cost of sales, excluding share-based compensation. Cost of sales for the three months ended March 31, 2024 increased as compared to the same period in 2023, primarily due to an increase in Tyvaso DPI royalty expense and product costs.
Research and Development
The table below summarizes the nature of research and development expense by major expense category (dollars in millions):

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2024	2023
Category:
External research and development(1)	$52.7	$45.1	$7.6	17%
Internal research and development(2)	44.9	34.4	10.5	31%
Share-based compensation expense(3)	6.4	1.3	5.1	392%
Impairments(4)	—	—	—	—%
Other(5)	0.1	2.1	(2.0)	(95)%
Total research and development expense	$104.1	$82.9	$21.2	26%
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
(4)Impairments primarily includes impairment charges to write down the carrying value of in-process research and development and of certain property, plant, and equipment as a result of research and development activities. There were no impairment charges during the three months ended March 31, 2024 and March 31, 2023.
(5)Other primarily includes upfront fees and milestone payments to third parties under license agreements related to development-stage products and adjustments to the fair value of our contingent consideration obligations.
Research and development expense, excluding share-based compensation. Research and development expense for the three months ended March 31, 2024 increased as compared to the same period in 2023, primarily due to increased expenditures related to: (1) organ manufacturing projects; and (2) the TETON clinical studies of nebulized Tyvaso in patients with IPF and PPF.
Selling, General, and Administrative
The table below summarizes selling, general, and administrative expense by major category (dollars in millions):

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2024	2023
Category:
General and administrative	$103.1	$83.7	$19.4	23%
Sales and marketing	23.2	16.9	6.3	37%
Share-based compensation expense (benefit)(1)	18.1	(13.3)	31.4	236%
Total selling, general, and administrative expense	$144.4	$87.3	$57.1	65%
(1)See Share-Based Compensation below for discussion.

36	United Therapeutics, a public benefit corporation

Part I. Financial Information
General and administrative, excluding share-based compensation. General and administrative expense for the three months ended March 31, 2024 increased as compared to the same period in 2023, primarily due to: (1) an increase in legal expenses related to litigation matters; and (2) an increase in personnel expense due to growth in headcount.
Share-Based Compensation
The table below summarizes share-based compensation expense (benefit) by major category (dollars in millions):

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2024	2023
Category:
Stock options	$5.7	$4.9	$0.8	16%
Restricted stock units	15.5	12.2	3.3	27%
STAP awards	3.9	(30.0)	33.9	113%
Employee stock purchase plan	0.5	0.5	—	—%
Total share-based compensation expense (benefit)	$25.6	$(12.4)	$38.0	306%

The table below summarizes share-based compensation expense (benefit) by line item in our consolidated statements of operations (dollars in millions):

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2024	2023
Cost of sales	$1.1	$(0.4)	$1.5	375%
Research and development	6.4	1.3	5.1	392%
Selling, general, and administrative	18.1	(13.3)	31.4	236%
Total share-based compensation expense (benefit)	$25.6	$(12.4)	$38.0	306%
The increase in share-based compensation expense for the three months ended March 31, 2024, as compared to the same period in 2023, was primarily due to an increase in STAP expense driven by a four percent increase in our stock price for the three months ended March 31, 2024, as compared to a 19 percent decrease in our stock price for the same period in 2023. For more information, see Note 8—Share-Based Compensation to our consolidated financial statements.
Other Income (Expense), Net
The change in other income (expense), net for the three months ended March 31, 2024, as compared to the same period in 2023, was primarily due to net unrealized gains on equity securities. See Note 3—Investments and Note 4—Fair Value Measurements to our consolidated financial statements.
Income Tax Expense
Income tax expense for the three months ended March 31, 2024 and 2023 was $92.0 million and $51.0 million, respectively. Our effective income tax rate (ETR) for the three months ended March 31, 2024 and 2023 was 23 percent and 17 percent, respectively. Our ETR for the three months ended March 31, 2024 increased compared to our ETR for the three months ended March 31, 2023 primarily due to decreased excess tax benefits from share-based compensation.
Share Repurchase
In March 2024, we entered into an accelerated share repurchase agreement (the ASR agreement) with Citibank, N.A. (Citi). Under the ASR agreement, we made an aggregate upfront payment of $1.0 billion to Citi and received an aggregate initial delivery of 3,275,199 shares of our common stock on March 27, 2024, representing approximately 80 percent of the total shares that would be repurchased under the ASR agreement measured based on the closing price of our common stock on March 25, 2024. The final number of shares that we will ultimately repurchase pursuant to the ASR agreement will be based on the average of the daily volume-weighted average price per share of our common stock during the repurchase period, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR agreement. At the final settlement of the ASR agreement, we may be entitled to receive additional shares of common stock, or, under certain limited circumstances, be required to make a cash payment to Citi or, if we so elect, deliver shares of common stock to Citi. The final settlement of the transactions under the ASR agreement is expected to occur in the second quarter of 2024 with respect to $300 million of the transactions and in the third quarter of 2024 with respect to $700 million of the transactions.

Quarterly Report	37

Part I. Financial Information
Financial Condition, Liquidity, and Capital Resources
We have funded our operations principally through sales of our commercial products and, from time-to-time, third-party financing arrangements. We believe that our current sources of liquidity are sufficient to fund ongoing operations and future business plans as we expect aggregate growth in revenues from our commercial products. Furthermore, our customer base remains stable and we believe that it presents minimal credit risk. However, any projections of future cash flows are inherently subject to uncertainty and we may seek other forms of financing. In March 2022, we entered into a credit agreement (the Credit Agreement), which provides for unsecured revolving credit facilities of up to $2.0 billion in the aggregate. Our aggregate outstanding balance under the Credit Agreement was $600.0 million and $700.0 million as of March 31, 2024 and December 31, 2023, respectively. Although our credit facility matures in 2029, we classified $400.0 million of the outstanding balance as a current liability on our consolidated balance sheet as of March 31, 2024 as we intend to repay this amount within one year.
Cash and Cash Equivalents and Marketable Investments
Cash and cash equivalents and marketable investments comprise the following (dollars in millions):

	March 31, 2024	December 31, 2023	Dollar Change	Percentage Change
Cash and cash equivalents	$1,251.5	$1,207.7	$43.8	4%
Marketable investments—current	1,456.3	1,786.4	(330.1)	(18)%
Marketable investments—non-current	1,491.9	1,909.8	(417.9)	(22)%
Total cash and cash equivalents and marketable investments	$4,199.7	$4,903.9	$(704.2)	(14)%
Cash Flows
Cash flows comprise the following (dollars in millions):

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2024	2023
Net cash provided by operating activities	$376.5	$374.8	$1.7	—%
Net cash provided by (used in) investing activities	$735.3	$(221.1)	$956.4	433%
Net cash (used in) provided by financing activities	$(1,068.0)	$48.6	$(1,116.6)	NM(1)
(1)Calculation is not meaningful.
Operating Activities
Our operating assets and liabilities consist primarily of accounts receivable, inventories, accounts payable, accrued expenses, liabilities for our STAP awards, and tax-related payables and receivables.
The increase of $1.7 million in net cash provided by operating activities for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, was primarily due to changes in other assets and liabilities.
Investing Activities
The increase of $956.4 million in net cash provided by investing activities for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, was primarily due to: (1) a $957.6 million increase in cash provided by total purchases, sales, and maturities of marketable investments; and (2) a $3.1 million decrease in cash paid to purchase property, plant, and equipment; partially offset by a $4.3 million increase in deposits.
Financing Activities
The increase of $1,116.6 million in net cash used in financing activities for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, was primarily due to: (1) a $1.0 billion payment to repurchase common stock; (2) a $100.0 million repayment on our line of credit; and (3) a $19.2 million decrease in proceeds from the exercise of stock options.

38	United Therapeutics, a public benefit corporation

Part I. Financial Information
Summary of Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles requires our management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We continually evaluate our estimates and judgments to determine whether they are reasonable, relevant, and appropriate. These assumptions are frequently developed from historical data or experience, currently available information, and anticipated developments. By their nature, our estimates are subject to an inherent degree of uncertainty; consequently, actual results may differ. We discuss critical accounting policies and estimates that involve a higher degree of judgment and complexity in Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Annual Report. There have been no material changes to our critical accounting policies and estimates as disclosed in our 2023 Annual Report.
Recently Issued Accounting Standards
See Note 2—Basis of Presentation, to our consolidated financial statements for information on our anticipated adoption of recently issued accounting standards.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk has not materially changed since December 31, 2023.
Item 4. Controls and Procedures
Based on their evaluation, as of March 31, 2024, our Chairperson and Chief Executive Officer and our Chief Financial Officer and Treasurer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, summarized, processed, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chairperson and Chief Executive Officer and our Chief Financial Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

Quarterly Report	39

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
Please see Note 12—Litigation to our consolidated financial statements contained elsewhere in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
Item 1A. Risk Factors
Risks Related to Our Products and Our Operations
We rely heavily on sales of our treprostinil-based therapies to generate revenues and support our operations.
Sales of our treprostinil-based therapies — Tyvaso DPI, nebulized Tyvaso, Remodulin, and Orenitram — comprise the vast majority of our revenues. Substantially decreased sales of any of these products could have a material adverse impact on our operations. A wide variety of events, such as withdrawal of regulatory approvals or substantial changes in prescribing practices or dosing patterns, many of which are described in other risk factors below, could cause sales of these products to materially decline, or to grow more slowly than expected. Our net revenues could also be negatively impacted by pricing pressure as a result of competitive challenges, the IRA, and other drug price reduction initiatives. The current and expected availability of generic versions of our products has decreased, and may continue to decrease, our revenues. The approval of new therapies may negatively impact sales of our current and potential new products. Sales may decrease if any third party that manufactures, markets, distributes, or sells our commercial products cannot do so satisfactorily, or we cannot manage our internal manufacturing processes. Finally, if demand for our Tyvaso products does not meet our expectations, the revenue opportunity for our treprostinil products could be significantly lower than we expect.
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

40	United Therapeutics, a public benefit corporation

Part II. Other Information
Numerous treatments currently compete with our commercial therapies. For example, for the treatment of PAH, we compete with over fifteen branded and generic drugs. Sales of a generic version of Adcirca launched in August 2018 have had a material adverse impact on our sales of Adcirca. The availability of generic treprostinil injection in the United States could materially impact our revenues, and generic competition has materially impacted our Remodulin revenues outside the United States. Our competitors are also developing new products that may compete with ours. For example, Merck received approval for Winrevair™ (sotatercept) in March 2024, which will compete with our treprostinil-based products. In addition, Liquidia is developing Yutrepia, which could be approved by the FDA during 2024 and if successful would compete with our treprostinil-based products. Both products could potentially materially adversely affect our revenues. There are also two therapies approved for the treatment of IPF, and we are aware of a significant number of additional therapies being developed for the treatment of IPF, which would compete with Tyvaso DPI and nebulized Tyvaso if they are ultimately approved for that indication.
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
Our prostacyclin analogue products (Tyvaso DPI, nebulized Tyvaso, Remodulin, and Orenitram) and our oncology product (Unituxin) are expensive therapies. Specialty pharmacy distributors may not be able to obtain adequate reimbursement for our products from commercial and government payers to motivate them to support our products. Third-party payers may reduce the amount of reimbursement for our products based on changes in pricing of other therapies for the same disease or the development of new payment methodologies to cover and reimburse treatment costs, such as the use of cost-effectiveness research or value-based payment contracts. Third-party payers often encourage the use of less-expensive generic alternative therapies, which has materially impacted our Adcirca revenues and which may materially impact our Remodulin revenues and revenues from our other products if and when generic competitors come to market. Similarly, pricing and rebating strategies for new competitive therapies could put pressure on us to reduce the prices of our products and/ or offer increased rebates to third-party payers. If commercial or government payers do not cover our products or limit payment rates, patients and physicians could choose competing products or products with lower out-of-pocket costs.
Our manufacturing strategy exposes us to significant risks.
We must be able to manufacture sufficient quantities of our commercial products to satisfy demand. We manufacture nebulized Tyvaso drug product, Remodulin, Orenitram, and Unituxin, including the active ingredient in each of these products (and in Tyvaso DPI), at our own facilities and rely on third parties for additional manufacturing capacity for nebulized Tyvaso and Remodulin. We also rely on third-parties for our manufacturing, sometimes exclusively, as detailed under the risk factor below entitled, We rely in part on third parties to perform activities that are critical to our business. If any of our internal or third-party manufacturing and supply arrangements are interrupted, we may not have sufficient inventory to meet future demand. Changes in suppliers and/or service providers could interrupt the manufacturing of our commercial products and impede the progress of our commercial launch plans and clinical trials.
Our internal manufacturing process subjects us to risks as we engage in increasingly complex manufacturing processes. We manufacture our entire supply of Orenitram and Unituxin without an FDA-approved back-up manufacturing site, and do not plan to engage a third party to manufacture these products. Our organ manufacturing programs will involve exceptionally complicated manufacturing processes, many of which have never been attempted on a clinical or commercial scale. It will take substantial time and resources to develop and implement such manufacturing processes, and we may never be able to do so successfully. Additional risks of our manufacturing strategy include the following:
•We, our third-party manufacturers, and other third parties involved in the manufacturing process, such as third parties that operate testing and storage facilities, are subject to the current good manufacturing practices regulations of the FDA and its international counterparts, as applicable, current good tissue practices, and similar international regulatory standards,

Quarterly Report	41

Part II. Other Information
and other quality standards related to device manufacturing. Our ability to exercise control over regulatory compliance by our third-party manufacturers is limited.
•We believe we and our third-party manufacturers need to increase our respective manufacturing capacity by constructing new facilities, and/or expanding existing facilities, in order to continue meeting anticipated demand for our products. These efforts are often costly and time-consuming, and must meet rigorous regulatory requirements. For example, we are engaged in significant efforts to expand MannKind Corporation’s (MannKind) capacity to manufacture Tyvaso DPI in the near term, at our expense. Longer-term, we are constructing our own facility to manufacture Tyvaso DPI. These efforts could be unsuccessful or take longer or cost more than we anticipate, due to a variety of factors including the lead time needed to procure, install, and qualify the highly specialized equipment necessary to manufacture the product. If these plans are not successfully and timely implemented, we could be unable to meet the growing demand for Tyvaso DPI, which would negatively impact our Tyvaso DPI revenues.
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
•The supply of materials and components necessary to manufacture and package our products may become scarce or unavailable, which in the past has delayed, and in the future could delay, the manufacturing and subsequent sale of such products. Products manufactured with substituted materials or components must be approved by the FDA and applicable international regulatory agencies before they can be sold.
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
•In 2024, we began operating a clinical scale, designated pathogen-free facility (DPF) to produce our xenotransplantation products for human clinical studies. This facility houses genetically modified pigs in a highly controlled containment

42	United Therapeutics, a public benefit corporation

Part II. Other Information
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
We rely entirely on third parties to supply pumps and other supplies necessary to administer Remodulin. There are a limited number of pumps available in the market, and the discontinuation of any particular pump could have a material, adverse impact on our Remodulin revenues if a viable supply of an alternate pump is not available. Smiths Medical (which has since been acquired by ICU Medical) discontinued manufacturing the MS-3 system used to administer subcutaneous Remodulin, and specialty pharmacy distributors informed us that supplies of MS-3 pumps are fully exhausted. In 2022, ICU Medical discontinued manufacturing and distribution of the CADD-Legacy system used to administer intravenous Remodulin. Historically, these were the pumps primarily used to administer Remodulin to patients in the United States. In 2021, we launched the Remunity Pump to administer subcutaneous Remodulin, and in 2022 ICU Medical made an alternative pump, the CADD-Solis, available for intravenous Remodulin. We rely entirely on DEKA and its affiliates to manufacture the Remunity Pump for Remodulin, and to develop and manufacture next-generation versions of the Remunity Pump.
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
Finally, we also rely on various sole-source suppliers for manufacturing activities related to ralinepag, and we rely entirely on Gilero to manufacture cartridges that were cleared by the FDA for use with the MS-3 pump to administer Remodulin. For a further discussion of risks created by the use of third-party contract manufacturers, see the risk factor above entitled, Our manufacturing strategy exposes us to significant risks.
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

Quarterly Report	43

Part II. Other Information
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

44	United Therapeutics, a public benefit corporation

Part II. Other Information
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
Political, economic, and regulatory influences may lead to fundamental changes in the U.S. healthcare industry, particularly given the current atmosphere of mounting criticism of prescription drug costs in the U.S. We expect there will continue to be legislative and regulatory proposals to change the healthcare system in ways that could adversely impact our ability to commercialize and to sell our products profitably.
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
Most significantly, on August 16, 2022, President Biden signed the IRA into law. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the Patient Protection and Affordable Care Act in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap (with resulting prices for the initial ten drugs first effective in 2026); imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); redesigns the Medicare Part D benefit (beginning in 2024); and replaces the Medicare Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has issued guidance, and is expected to continue to issue guidance, even while multiple lawsuits challenging the IRA negotiation requirement remain pending. While the impact of the IRA on the pharmaceutical industry cannot yet be fully determined, it is likely to be significant.
Under the IRA discounting program that will replace the coverage gap discount program in 2025, manufacturers must give a 10 percent discount on Part D drugs in the initial coverage phase, and a 20 percent discount on Part D drugs in the so-called “catastrophic phase” (the phase after the patient incurs costs above the initial phase out-of-pocket threshold, which will be $2,000 beginning in 2025). The IRA allows the 10 and 20 percent discounts to be phased in over time for certain drugs for

Quarterly Report	45

Part II. Other Information
“specified small manufacturers.” In April 2024, CMS informed us that we are deemed a specified small manufacturer. We are still evaluating the potential impact of this status on our future revenues.
Orenitram and Tyvaso DPI are both reimbursed under Medicare Part D, and the reimbursement amount will be impacted by the 10 and 20 percent discounts under the IRA’s new discounting program. We anticipate that these increased discounts will impact Tyvaso DPI and Orenitram revenues, while also having an industry-wide impact on the cost of Part D drugs. The impact on Tyvaso DPI and Orenitram revenues could be offset because the IRA’s redesign of certain Part D components, some of which went into effect in 2024, resulted in an increase in the number of patients able to afford these therapies. The amount of the offset, if any, is inherently uncertain and difficult to predict.
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
We anticipate that the IRA and other healthcare reform measures that may be adopted in the future may result in additional downward pressure on the payment that we receive for any approved product, and may adversely impact our business. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payment from commercial payers. Further state and federal healthcare reform measures adopted in the future could limit the amounts that state and federal governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure.
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

46	United Therapeutics, a public benefit corporation

Part II. Other Information
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
We participate in the 340B program and have implemented a policy regarding the distribution of our drugs at 340B ceiling prices through third-party pharmacies that contract with 340B covered entities, known as “340B contract pharmacies”. Under our 340B contract pharmacy policy, which we adopted to address program integrity risks, our drugs are only shipped at the 340B ceiling price to those 340B contract pharmacies that meet certain criteria. Our policy has no impact on 340B purchases by 340B covered entities themselves. Our contract pharmacy policy preserves patient access, while addressing compliance and integrity concerns resulting from the proliferation of contract pharmacies. Nonetheless, certain 340B covered entities and HHS, in a non-binding (and now-retracted) Advisory Opinion, stated that, in their view, manufacturers in the 340B program are obligated to sell 340B drugs at the 340B ceiling price to all contract pharmacies acting as agents of a covered entity.
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
Company-sponsored patient assistance programs, including insurance premium and co-pay assistance programs and manufacturers’ donations to third-party charities that provide such assistance, are subject to heightened scrutiny. The Department of Justice (DOJ) has taken enforcement action against pharmaceutical companies alleging violations of the Federal False Claims Act and other laws in connection with patient assistance programs. In December 2017, we entered into a civil Settlement Agreement with the U.S. Government to resolve a DOJ investigation of our support of non-profit patient assistance programs and paid $210.0 million, plus interest, to the U.S. Government upon settlement. We also entered into a Corporate Integrity Agreement (the CIA) with the OIG, which required us to maintain our corporate compliance program and to undertake a set of defined corporate integrity obligations for five years ending December 2022. As discussed in Note 12—Litigation, to our consolidated financial statements, we have been sued by Humana Inc., United Healthcare Services, Inc., and various parties in the MSP Recovery litigation for allegedly violating RICO and various state laws in connection with our donations to a charity. These lawsuits, or other lawsuits in the future, could result in significant monetary judgements and the imposition of other penalties against us.
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

Quarterly Report	47

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

48	United Therapeutics, a public benefit corporation

Part II. Other Information
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

Quarterly Report	49

Part II. Other Information
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
We may borrow up to $2.0 billion under our Credit Agreement, which matures in March 2029. Currently, our outstanding principal balance is $600.0 million. Our ability to repay or refinance our debt obligations under our Credit Agreement and any future debt that we may incur will depend on our financial condition and operating performance, which are subject to a number of factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on our indebtedness. Our inability to generate sufficient cash flows to satisfy our debt obligations would materially and adversely affect our financial position and results of operations. If we cannot repay or refinance our debt as it becomes due, we may be forced to take disadvantageous actions, including reducing or delaying investments and capital expenditures, disposing of material assets or operations, seeking additional debt or equity capital, or restructuring or refinancing our indebtedness. We may not be able to effect any such alternative measures on commercially reasonable terms or at all and, even if successful, such actions may not enable us to meet any such debt service obligations. In addition, our ability to withstand competitive pressures and to react to changes in our industry could be impaired.
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
During the fourth quarter of 2023, we acquired IVIVA and Miromatrix. We may continue to seek to expand in part through acquisitions of complementary businesses, products, and technologies. The success of this strategy will depend on our ability to identify, and the availability of, suitable acquisition candidates. We may incur costs related to an acquisition but may be unable or unwilling to consummate the proposed transaction. Acquisitions involve numerous risks, including: the ability to realize anticipated synergies and manage the integration of personnel, products, and acquired infrastructure and controls; potential increases in operating costs; managing geographically remote operations; the diversion of management's attention from other business concerns; potential disruptions in ongoing operations during integration; risks inherent in entering markets and sectors in which we have limited or no direct experience; and the potential loss of key employees, customers, or vendors and other business partners of the acquired companies. External factors, such as compliance with law, may also impact the successful integration of an acquired business. Acquisitions could involve dilutive issuances of equity securities, the incurrence of debt, one-time write-offs of goodwill (or IPR&D assets), and substantial amortization expenses of other intangible assets. We may be unable to obtain financing on favorable terms, or at all, if necessary to finance future

50	United Therapeutics, a public benefit corporation

Part II. Other Information
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
•announcements regarding generic or other challenges to the intellectual property related to our products, the launch of generic versions of our products or other competitive products, such as Yutrepia, and the impact of competition from generic and other products on our revenues;
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

Quarterly Report	51

Part II. Other Information
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

52	United Therapeutics, a public benefit corporation

Part II. Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2024 - January 31, 2024	—	$—	—	$—
February 1, 2024 - February 29, 2024	—	—	—	—
March 1, 2024 - March 31, 2024(1)	3,275,199	—	3,275,199	—
Total	3,275,199	$—	3,275,199	$—
(1)As announced on March 25, 2024, our Board of Directors approved a share repurchase program authorizing up to $1.0 billion (plus the amount of any customary contingent settlement obligations that may arise upon the expiration or early termination of an accelerated share repurchase contract) in aggregate repurchases of our common stock, which program has no expiration. Pursuant to this authorization, we entered into the ASR agreement with Citi on March 25, 2024 to repurchase $1.0 billion of our common stock. We made an aggregate upfront payment of $1.0 billion to Citi and on March 27, 2024, 3,275,199 shares of our common stock, representing approximately 80 percent of the total shares that would be repurchased under the ASR agreement measured based on the closing price of our common stock on March 25, 2024, were delivered to us. The total number of shares ultimately repurchased under the program, and the average price paid per share, will be determined upon final settlement and will be based on the volume-weighted average price of our common stock during the repurchase period under the ASR agreement, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR agreement. At the final settlement of the ASR agreement, we may be entitled to receive additional shares of common stock, or, under certain limited circumstances, be required to make a cash payment to Citi or, if we so elect, deliver shares of common stock to Citi. The final settlement of the transactions under the ASR agreement is expected to occur in the second quarter of 2024 with respect to $300 million of the transactions and in the third quarter of 2024 with respect to $700 million of the transactions.
Item 5. Other Information
(c)    Trading Plans
During the three months ended March 31, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Quarterly Report	53

Part II. Other Information
Item 6. Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed October 1, 2021
3.2	Tenth Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed April 21, 2023
4.1	Reference is made to Exhibits 3.1 and 3.2
10.1
Master Confirmation – Accelerated Share Repurchase, between the Registrant and Citibank, N.A., dated March 25, 2024, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed March 25, 2024

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
101*
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed with the SEC on May 1, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) our Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023; (2) our Consolidated Statements of Operations for the three-month periods ended March 31, 2024 and 2023; (3) our Consolidated Statements of Comprehensive Income for the three-month periods ended March 31, 2024 and 2023; (4) our Consolidated Statements of Stockholders’ Equity for the three-month periods ended March 31, 2024 and 2023; (5) our Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2024 and 2023; and (6) the Notes to our Consolidated Financial Statements.

104*	Cover Page Interactive Data File (embedded within the iXBRL document)
*    Filed herewith.
Note: Except as otherwise noted above, all exhibits incorporated by reference to the Registrant’s previously filed reports with the Securities and Exchange Commission are filed under File No. 000-26301.

54	United Therapeutics, a public benefit corporation

Part II. Other Information
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED THERAPEUTICS CORPORATION

May 1, 2024	By:	/s/ MARTINE ROTHBLATT
Martine Rothblatt, Ph.D.
	Title:	Chairperson and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ JAMES C. EDGEMOND
James C. Edgemond
	Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Quarterly Report	55