Form 10-Q
period 2024-06-30
UNITED THERAPEUTICS Corp
filed 2024-07-31
CIK 1082554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2024
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☒
The number of shares outstanding of the issuer’s common stock, par value $.01 per share, as of July 24, 2024 was 44,491,176.

2	United Therapeutics, a public benefit corporation

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Consolidated Balance Sheets
(In millions, except share data)

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,355.7	$1,207.7
Marketable investments	1,615.8	1,786.4
Accounts receivable, no allowance for 2024 and 2023	290.7	278.9
Inventories, net	136.5	111.8
Other current assets	220.8	166.2
Total current assets	3,619.5	3,551.0
Marketable investments	1,330.4	1,909.8
Goodwill and other intangible assets, net	115.2	114.2
Property, plant, and equipment, net	1,094.6	1,045.4
Deferred tax assets, net	395.6	394.8
Other non-current assets	167.9	151.8
Total assets	$6,723.2	$7,167.0
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$325.3	$298.0
Line of credit (current)	400.0	400.0
Share tracking awards plan	29.2	35.4
Other current liabilities	77.8	71.0
Total current liabilities	832.3	804.4
Line of credit (non-current)	100.0	300.0
Other non-current liabilities	93.7	77.8
Total liabilities	1,026.0	1,182.2
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01, 10,000,000 shares authorized, no shares issued	—	—
Common stock, par value $.01, 245,000,000 shares authorized, 74,497,837 and 73,659,761 shares issued, and 44,421,650 and 47,040,545 shares outstanding as of June 30, 2024 and December 31, 2023, respectively	0.7	0.7
Additional paid-in capital	2,543.1	2,549.0
Accumulated other comprehensive loss	(14.9)	(12.8)
Treasury stock, 30,076,187 and 26,619,216 shares as of June 30, 2024 and December 31, 2023, respectively	(3,443.5)	(2,579.2)
Retained earnings	6,611.8	6,027.1
Total stockholders’ equity	5,697.2	5,984.8
Total liabilities and stockholders’ equity	$6,723.2	$7,167.0

See accompanying notes to consolidated financial statements.

Quarterly Report	3

Part I. Financial Information
Consolidated Statements of Operations
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)
Total revenues	$714.9	$596.5	$1,392.6	$1,103.4
Operating expenses:
Cost of sales	77.8	64.1	150.7	116.4
Research and development	139.6	89.0	243.7	171.9
Selling, general, and administrative	177.6	130.0	322.0	217.3
Total operating expenses	395.0	283.1	716.4	505.6
Operating income	319.9	313.4	676.2	597.8
Interest income	46.2	37.2	100.0	66.4
Interest expense	(11.6)	(14.8)	(24.9)	(28.6)
Other income (expense), net	0.8	(0.6)	2.6	(8.5)
Total other income, net	35.4	21.8	77.7	29.3
Income before income taxes	355.3	335.2	753.9	627.1
Income tax expense	(77.2)	(76.0)	(169.2)	(127.0)
Net income	$278.1	$259.2	$584.7	$500.1
Net income per common share:
Basic	$6.26	$5.53	$12.79	$10.73
Diluted	$5.85	$5.24	$12.03	$10.08
Weighted average number of common shares outstanding:
Basic	44.4	46.9	45.7	46.6
Diluted	47.5	49.5	48.6	49.6

See accompanying notes to consolidated financial statements.

4	United Therapeutics, a public benefit corporation

Part I. Financial Information
Consolidated Statements of Comprehensive Income
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)
Net income	$278.1	$259.2	$584.7	$500.1
Other comprehensive income (loss):
Foreign currency translation loss included in net income	—	—	2.4	—
Defined benefit pension plan:
Actuarial loss arising during period, net of tax	—	—	(0.5)	(0.9)
Actuarial gain and prior service cost included in net periodic pension cost, net of tax	(1.1)	(0.8)	(2.3)	(3.1)
Total defined benefit pension plan, net of tax	(1.1)	(0.8)	(2.8)	(4.0)
Available-for-sale debt securities:
Unrealized gain (loss) arising during period, net of tax	1.8	(11.0)	(2.8)	8.9
Realized loss included in net income, net of tax	—	—	1.1	—
Total gain (loss) on available-for-sale debt securities, net of tax	1.8	(11.0)	(1.7)	8.9
Other comprehensive income (loss), net of tax	0.7	(11.8)	(2.1)	4.9
Comprehensive income	$278.8	$247.4	$582.6	$505.0
During the three and six months ended June 30, 2024, the tax (benefit) expense in other comprehensive income was $(0.1) million and $(0.2) million, respectively, for the defined benefit pension plan and $0.6 million and $(0.6) million, respectively, for the available-for-sale debt securities.
During the three and six months ended June 30, 2023, the tax (benefit) expense in other comprehensive income was $(0.1) million and $(0.6) million, respectively, for the defined benefit pension plan and $(3.6) million and $2.7 million, respectively, for the available-for-sale debt securities.

See accompanying notes to consolidated financial statements.

Quarterly Report	5

Part I. Financial Information
Consolidated Statements of Stockholders’ Equity
(In millions)

	Three Months Ended June 30, 2024
	(Unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Stockholders’ Equity
	Shares	Amount
Balance, April 1, 2024	74.1	$0.7	$2,405.4	$(15.6)	$(3,386.1)	$6,333.7	$5,338.1
Net income	—	—	—	—	—	278.1	278.1
Unrealized gain on available-for-sale debt securities	—	—	—	1.8	—	—	1.8
Defined benefit pension plan	—	—	—	(1.1)	—	—	(1.1)
Restricted stock units (RSUs) withheld for taxes	—	—	(0.1)	—	—	—	(0.1)
Share repurchase	—	—	57.9	—	(57.9)	—	—
Excise tax on net share repurchase	—	—	—	—	0.5	—	0.5
Exercise of stock options	0.4	—	52.1	—	—	—	52.1
Share-based compensation	—	—	27.8	—	—	—	27.8
Balance, June 30, 2024	74.5	$0.7	$2,543.1	$(14.9)	$(3,443.5)	$6,611.8	$5,697.2

	Three Months Ended June 30, 2023
	(Unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Stockholders’ Equity
	Shares	Amount
Balance, April 1, 2023	73.3	$0.7	$2,457.3	$(38.8)	$(2,579.2)	$5,283.2	$5,123.2
Net income	—	—	—	—	—	259.2	259.2
Unrealized loss on available-for-sale debt securities	—	—	—	(11.0)	—	—	(11.0)
Defined benefit pension plan	—	—	—	(0.8)	—	—	(0.8)
Exercise of stock options	0.2	—	24.7	—	—	—	24.7
Share-based compensation	—	—	15.7	—	—	—	15.7
Balance, June 30, 2023	73.5	$0.7	$2,497.7	$(50.6)	$(2,579.2)	$5,542.4	$5,411.0

	Six Months Ended June 30, 2024
	(Unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2024	73.7	$0.7	$2,549.0	$(12.8)	$(2,579.2)	$6,027.1	$5,984.8
Net income	—	—	—	—	—	584.7	584.7
Foreign currency translation loss	—	—	—	2.4	—	—	2.4
Unrealized loss on available-for-sale debt securities	—	—	—	(1.7)	—	—	(1.7)
Defined benefit pension plan	—	—	—	(2.8)	—	—	(2.8)
Shares issued under employee stock purchase plan (ESPP)	—	—	3.9	—	—	—	3.9
RSUs withheld for taxes	—	—	(11.5)	—	—	—	(11.5)
Share repurchase	—	—	(142.1)	—	(857.9)	—	(1,000.0)
Excise tax on net share repurchase	—	—	—	—	(6.4)	—	(6.4)
Common stock issued for RSUs vested	0.1	—	—	—	—	—	—
Exercise of stock options	0.7	—	94.3	—	—	—	94.3
Share-based compensation	—	—	49.5	—	—	—	49.5
Balance, June 30, 2024	74.5	$0.7	$2,543.1	$(14.9)	$(3,443.5)	$6,611.8	$5,697.2

6	United Therapeutics, a public benefit corporation

Part I. Financial Information

	Six Months Ended June 30, 2023
	(Unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2023	72.7	$0.7	$2,388.4	$(55.5)	$(2,579.2)	$5,042.3	$4,796.7
Net income	—	—	—	—	—	500.1	500.1
Unrealized gain on available-for-sale debt securities	—	—	—	8.9	—	—	8.9
Defined benefit pension plan	—	—	—	(4.0)	—	—	(4.0)
Shares issued under ESPP	—	—	3.4	—	—	—	3.4
RSUs withheld for taxes	—	—	(13.5)	—	—	—	(13.5)
Common stock issued for RSUs vested	0.1	—	—	—	—	—	—
Exercise of stock options	0.7	—	86.1	—	—	—	86.1
Share-based compensation	—	—	33.3	—	—	—	33.3
Balance, June 30, 2023	73.5	$0.7	$2,497.7	$(50.6)	$(2,579.2)	$5,542.4	$5,411.0

See accompanying notes to consolidated financial statements.

Quarterly Report	7

Part I. Financial Information
Consolidated Statements of Cash Flows
(In millions)

	Six Months Ended June 30,
	2024	2023
	(Unaudited)
Cash flows from operating activities:
Net income	$584.7	$500.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33.7	26.2
Share-based compensation expense	75.3	1.4
Impairment of property, plant, and equipment	—	3.6
Other	(16.0)	1.9
Changes in operating assets and liabilities:
Accounts receivable	(11.8)	(52.2)
Inventories	(24.0)	(3.5)
Accounts payable and accrued expenses	27.7	40.8
Other assets and liabilities	(60.9)	(37.2)
Net cash provided by operating activities	608.7	481.1
Cash flows from investing activities:
Purchases of property, plant, and equipment	(83.3)	(86.0)
Deposits	(4.7)	(3.7)
Purchases of available-for-sale debt securities	(759.8)	(1,561.5)
Maturities of available-for-sale debt securities	671.8	1,202.9
Sales of available-for-sale debt securities	831.8	—
Purchase of investment in privately-held company	(0.5)	—
Net cash provided by (used in) investing activities	655.3	(448.3)
Cash flows from financing activities:
Payments to repurchase common stock	(1,000.0)	—
Repayment of line of credit	(200.0)	—
Payments of debt issuance costs	(2.7)	(2.7)
Proceeds from the exercise of stock options	94.3	86.1
Proceeds from the issuance of stock under ESPP	3.9	3.4
RSUs withheld for taxes	(11.5)	(13.5)
Net cash (used in) provided by financing activities	(1,116.0)	73.3
Net increase in cash and cash equivalents	$148.0	$106.1
Cash and cash equivalents, beginning of period	1,207.7	961.2
Cash and cash equivalents, end of period	$1,355.7	$1,067.3
Supplemental cash flow information:
Cash paid for interest	$23.4	$27.2
Cash paid for income taxes	$212.0	$147.5
Non-cash investing and financing activities:
Non-cash additions to property, plant, and equipment	$17.9	$32.7
Measurement period adjustment to purchase price	$1.4	$—
Excise tax on net share repurchase	$6.4	$—
Receivable from maturity of available-for-sale debt securities	$45.0	$—

See accompanying notes to consolidated financial statements.

8	United Therapeutics, a public benefit corporation

Part I. Financial Information
Notes to Consolidated Financial Statements
June 30, 2024 (Unaudited)
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
In our management’s opinion, the accompanying consolidated financial statements contain all adjustments, including normal, recurring adjustments, necessary to fairly present our financial position as of June 30, 2024 and December 31, 2023, our statements of operations, comprehensive income, and stockholders’ equity for the three- and six-month periods ended June 30, 2024 and 2023, and our statements of cash flows for the six-month periods ended June 30, 2024 and 2023. Interim results are not necessarily indicative of results for an entire year.
Recently Issued Accounting Standards
Accounting Standards Adopted During the Period
None.
Accounting Standards Not Yet Adopted
In October 2023, the FASB issued Accounting Standards Update (ASU) 2023-06, Disclosure Improvements, which incorporates certain existing or incremental disclosure and presentation requirements of SEC Regulation S-X and Regulation S-K into the FASB Accounting Standards Codification (Codification). The amendments in the ASU are expected to clarify or improve disclosure and presentation requirements of a variety of Codification topics and to align the requirements in the Codification with the SEC’s regulations. The effective date for each amendment in the ASU will be the date on which the SEC’s removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, or if the SEC has not removed the related requirement by June 30, 2027, the applicable amendment will be removed from the Codification and will not become effective for any entity. Early adoption is prohibited. We are evaluating the impact of adopting this guidance on our consolidated financial statements.

Quarterly Report	9

Part I. Financial Information
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. This ASU requires disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker (CODM), a description of other segment items by reportable segment, and any additional measures of a segment profit or loss used by the CODM when deciding how to allocate resources. This ASU also requires all annual disclosures currently required by Topic 280 to be included in interim period disclosures. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, although early adoption is permitted. The guidance requires retrospective application to all prior periods presented in the financial statements. We are evaluating the impact of adopting this guidance on our consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the required disclosures primarily related to the income tax rate reconciliation and income taxes paid. This ASU requires an entity’s income tax rate reconciliation to provide additional information for reconciling items meeting a quantitative threshold, and to disclose certain selected categories within the income tax rate reconciliation. This ASU also requires entities to disclose the amount of income taxes paid, disaggregated by federal, state, and foreign taxes. This ASU is effective for annual periods beginning after December 15, 2024, although early adoption is permitted. We are evaluating the impact of adopting this guidance on our consolidated financial statements.
3. Investments
Marketable Investments
Available-for-Sale Debt Securities
Available-for-sale debt securities are recorded at fair value, with the portion of the unrealized gains and losses that are not credit-related included as a component of accumulated other comprehensive loss in stockholders’ equity, until realized. Available-for-sale debt securities consisted of the following (in millions):

As of June 30, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency securities	$2,386.7	$0.4	$(14.3)	$2,372.8
Corporate debt securities	582.7	0.4	(3.4)	579.7
Total(1)	$2,969.4	$0.8	$(17.7)	$2,952.5

Reported under the following captions in our consolidated balance sheets:
Cash and cash equivalents	$27.2
Current marketable investments	1,594.9
Non-current marketable investments	1,330.4
Total(1)	$2,952.5

As of December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency securities	$3,044.5	$5.3	$(17.2)	$3,032.6
Corporate debt securities	727.2	2.1	(4.7)	724.6
Total(2)	$3,771.7	$7.4	$(21.9)	$3,757.2

Reported under the following captions in our consolidated balance sheets:
Cash and cash equivalents	$75.9
Current marketable investments	1,771.5
Non-current marketable investments	1,909.8
Total(2)	$3,757.2

(1)Total excludes $45.0 million related to available-for-sale debt securities that matured on June 30, 2024, although cash proceeds were not received until July 1, 2024. We recorded the $45.0 million receivable within other current assets in our consolidated balance sheets as of June 30, 2024.
(2)Total excludes $21.0 million related to available-for-sale debt securities that matured on December 31, 2023, although cash proceeds were not received until January 2, 2024. We recorded the $21.0 million receivable within other current assets in our consolidated balance sheets as of December 31, 2023.

10	United Therapeutics, a public benefit corporation

Part I. Financial Information

The following tables present gross unrealized losses and fair value for those available-for-sale debt securities that were in an unrealized loss position as of June 30, 2024 and December 31, 2023, aggregated by investment category and length of time that the individual securities have been in a continuous loss position (in millions):

	Less than 12 months		12 months or longer		Total
As of June 30, 2024	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency securities	$1,145.8	$(4.9)	$1,114.6	$(9.4)	$2,260.4	$(14.3)
Corporate debt securities	289.0	(1.4)	154.6	(2.0)	443.6	(3.4)
Total	$1,434.8	$(6.3)	$1,269.2	$(11.4)	$2,704.0	$(17.7)

	Less than 12 months		12 months or longer		Total
As of December 31, 2023	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency securities	$1,101.8	$(4.4)	$838.1	$(12.8)	$1,939.9	$(17.2)
Corporate debt securities	209.4	(0.5)	284.1	(4.2)	493.5	(4.7)
Total	$1,311.2	$(4.9)	$1,122.2	$(17.0)	$2,433.4	$(21.9)

As of June 30, 2024 and December 31, 2023, we held 541 and 385 available-for-sale debt securities, respectively, that were in an unrealized loss position. In assessing whether the decline in fair value as of June 30, 2024 of any of these securities resulted from a credit loss, we consulted with our investment managers and reviewed the credit ratings for each security. We believe that these unrealized losses are a direct result of the current interest rate environment and do not represent an indication of credit loss. We do not intend to sell the investments in unrealized loss positions prior to their maturity and it is not more likely than not that we will be required to sell these investments before recovery of their amortized cost basis. There were no impairments due to credit loss on our available-for-sale debt securities during the three and six months ended June 30, 2024 and 2023.
The following table summarizes the contractual maturities of available-for-sale debt securities (in millions). Actual maturities may differ from contractual maturities because the issuers of certain of these debt securities have the right to call the securities or prepay their obligations under the securities with or without penalties.

	As of June 30, 2024
	Amortized Cost	Fair Value
Due within one year	$1,632.2	$1,622.1
Due in one to three years	1,337.2	1,330.4
Total	$2,969.4	$2,952.5
Investments in Equity Securities with Readily Determinable Fair Values
We held investments in equity securities with readily determinable fair values, in the aggregate, of $20.9 million and $14.9 million as of June 30, 2024 and December 31, 2023, respectively, which are included in current marketable investments in our consolidated balance sheets. Changes in the fair value of publicly-traded equity securities are recorded in our consolidated statements of operations within other income (expense), net. See Note 4—Fair Value Measurements.
Investments in Privately-Held Companies
As of June 30, 2024 and December 31, 2023, we maintained non-controlling equity investments in privately-held companies of $29.0 million and $28.5 million, respectively, in the aggregate. We measure these investments using the measurement alternative because the fair values of these investments are not readily determinable. Under this alternative, the investments are measured at cost, less any impairment, and adjusted for any observable price changes. We include our investments in privately-held companies within other non-current assets in our consolidated balance sheets. These investments are subject to a periodic impairment review and, if impaired, the investment is measured and recorded at fair value in accordance with ASC 820, Fair Value Measurements.

Quarterly Report	11

Part I. Financial Information
4. Fair Value Measurements
We account for certain assets and liabilities at fair value and classify these assets and liabilities within the fair value hierarchy (Level 1, Level 2, or Level 3). Our other current assets and other current liabilities have fair values that approximate their carrying values.
Assets and liabilities subject to fair value measurements are as follows (in millions):

	As of June 30, 2024
	Level 1	Level 2	Level 3	Balance
Assets
Money market funds(1)	$104.2	$—	$—	$104.2
Time deposits(1)	343.9	—	—	343.9
U.S. government and agency securities(2)	—	2,372.8	—	2,372.8
Corporate debt securities(2)	—	579.7	—	579.7
Equity securities(3)	20.9	—	—	20.9
Total assets	$469.0	$2,952.5	$—	$3,421.5
Liabilities
Contingent consideration(4)	—	—	22.6	22.6
Total liabilities	$—	$—	$22.6	$22.6

	As of December 31, 2023
	Level 1	Level 2	Level 3	Balance
Assets
Money market funds(1)	$408.5	$—	$—	$408.5
Time deposits(1)	126.4	—	—	126.4
U.S. government and agency securities(2)	—	3,032.6	—	3,032.6
Corporate debt securities(2)	—	724.6	—	724.6
Equity securities(3)	14.9	—	—	14.9
Total assets	$549.8	$3,757.2	$—	$4,307.0
Liabilities
Contingent consideration(4)	—	—	21.1	21.1
Total liabilities	$—	$—	$21.1	$21.1
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
(3)Included in current marketable investments in our consolidated balance sheets. The fair value of these securities is based on quoted market prices for identical instruments in active markets. During the three and six months ended June 30, 2024 we recognized $0.4 million and $6.0 million of net unrealized gains, respectively, on these securities. During the three and six months ended June 30, 2023, we recognized $1.6 million and $10.4 million of net unrealized losses, respectively, on these securities. We recorded these gains and losses in our consolidated statements of operations within other income (expense), net. See Note 3—Investments—Marketable Investments—Investments in Equity Securities with Readily Determinable Fair Values.
(4)Included in other current liabilities and other non-current liabilities in our consolidated balance sheets. The fair value of our contingent consideration obligations has been estimated using probability-weighted discounted cash flow models (DCFs). The DCFs incorporate Level 3 inputs, including estimated discount rates, that we believe market participants would consider relevant in pricing, and the projected timing and amount of cash flows, which are estimated and developed, in part, based on the requirements specific to each acquisition agreement. The fair value of our contingent consideration liabilities increased by $1.5 million during the six months ended June 30, 2024, of which $1.4 million was a measurement period adjustment related to our acquisition of Miromatrix Medical Inc. (Miromatrix) in 2023, with the remaining change recorded within research and development in our consolidated statements of operations.
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

Part I. Financial Information
5. Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value and consist of the following, net of reserves (in millions):

	June 30, 2024	December 31, 2023
Raw materials	$22.0	$21.7
Work-in-progress	34.4	34.4
Finished goods	80.1	55.7
Total inventories	$136.5	$111.8
6. Property, Plant, and Equipment
Property, plant, and equipment consists of the following (in millions):

	June 30, 2024	December 31, 2023
Land and land improvements	$152.9	$148.0
Buildings, building improvements, and leasehold improvements	851.5	685.3
Buildings under construction	110.1	259.1
Furniture, equipment, and vehicles	441.4	381.2
Subtotal	1,555.9	1,473.6
Less—accumulated depreciation	(461.3)	(428.2)
Property, plant, and equipment, net	$1,094.6	$1,045.4
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
As of December 31, 2023, our outstanding aggregate principal balance under the Credit Agreement was $700.0 million. During the three and six months ended June 30, 2024, we paid down $100.0 million and $200.0 million of our balance under the Credit Agreement, respectively, which brought our aggregate outstanding balance down to $500.0 million as of June 30, 2024. Although our credit facility matures in 2029, we classified $400.0 million of the outstanding balance as a current liability on our consolidated balance sheet as of June 30, 2024, as we intend to repay this amount within one year.
The Credit Agreement contains customary events of default and customary affirmative and negative covenants. As of June 30, 2024, we were in compliance with these covenants.
The interest expense reported in our consolidated statements of operations for the six months ended June 30, 2024 and 2023 is related to our borrowings under the Credit Agreement.
8. Share-Based Compensation
As of June 30, 2024, we have two shareholder-approved equity incentive plans: the United Therapeutics Corporation Amended and Restated Equity Incentive Plan (the 1999 Plan) and the United Therapeutics Corporation Amended and Restated 2015 Stock Incentive Plan (the 2015 Plan). The 2015 Plan provides for the issuance of up to 13,820,000 shares of our

Quarterly Report	13

Part I. Financial Information
common stock pursuant to awards granted under the 2015 Plan, which includes 1,320,000 shares that were added pursuant to an amendment and restatement of the 2015 Plan approved by our shareholders in June 2024. No further awards will be granted under the 1999 Plan. We also have one equity incentive plan, the United Therapeutics Corporation 2019 Inducement Stock Incentive Plan (the 2019 Inducement Plan), that has not been approved by our shareholders, as permitted by the Nasdaq Stock Market rules. The 2019 Inducement Plan was approved by our Board of Directors in February 2019 and provides for the issuance of up to 99,000 shares of our common stock under awards granted to newly-hired employees. Currently, we grant equity-based awards to employees and members of our Board of Directors in the form of stock options and restricted stock units (RSUs) under the 2015 Plan, and we may grant RSUs to newly-hired employees under the 2019 Inducement Plan. See the sections entitled Stock Options and RSUs below for additional information regarding these equity-based awards.
During the six months ended June 30, 2024 and 2023, we issued stock options and RSUs to certain executives with vesting conditions tied to the achievement of specified performance criteria through the end of 2026 and 2025, respectively. Throughout the performance period, we reassess the estimated performance and update the number of performance-based awards that we believe will ultimately vest. Estimating future performance requires the use of judgment. Upon the conclusion of the performance period, the performance level achieved and the ultimate number of stock options and RSUs that may vest are determined. Share-based compensation expense for these awards is recorded ratably over their vesting period, depending on the specific terms of the award and anticipated achievement of the specified performance criteria.
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
The following table reflects the components of share-based compensation expense recognized in our consolidated statements of operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock options	$8.1	$1.6	$13.8	$6.5
RSUs	19.2	13.6	34.7	25.8
STAP awards	21.9	(1.9)	25.8	(31.9)
ESPP	0.5	0.5	1.0	1.0
Total share-based compensation expense before tax	$49.7	$13.8	$75.3	$1.4
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
During the six months ended June 30, 2024 and 2023, in addition to time-based stock options, we granted 0.5 million and 0.4 million performance-based stock options with a total grant date fair value of $50.2 million and $35.6 million, respectively, in each case calculated based on the assumed achievement of maximum performance of the relevant financial performance condition. During the three and six months ended June 30, 2024 we recorded $7.1 million and $11.9 million of share-based compensation expense, respectively, related to performance-based stock options, calculated based on the assumed levels of performance achievement, as compared to $1.0 million and $1.2 million for the same periods in 2023.
The following weighted average assumptions were used in estimating the fair value of stock options granted to employees during the six months ended June 30, 2024 and 2023:

	June 30, 2024	June 30, 2023
Expected term of awards (in years)	6.5	6.5
Expected volatility	31.6%	31.4%
Risk-free interest rate	4.3%	3.6%
Expected dividend yield	—%	—%

14	United Therapeutics, a public benefit corporation

Part I. Financial Information
A summary of the activity and status of stock options under our equity incentive plans during the six-month period ended June 30, 2024 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2024	6,213,853	$136.60
Granted	535,797	236.02
Exercised	(725,416)	129.89
Forfeited	—	—
Outstanding as of June 30, 2024	6,024,234	$146.25	3.9	$1,038.0
Exercisable as of June 30, 2024	5,029,432	$130.15	2.8	$947.6
Unvested as of June 30, 2024	994,802	$227.64	9.3	$90.4
The weighted average fair value of a stock option granted during each of the six-month periods ended June 30, 2024 and June 30, 2023 was $97.24 and $85.52, respectively. These stock options have an aggregate grant date fair value of $52.1 million and $36.3 million, respectively. The total grant date fair value of stock options that vested during the six-month periods ended June 30, 2024 and June 30, 2023 was $0.9 million and $52.9 million, respectively.
Total share-based compensation expense related to stock options is recorded as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of sales	$—	$—	$—	$—
Research and development	0.1	—	0.2	0.1
Selling, general, and administrative	8.0	1.6	13.6	6.4
Share-based compensation expense before taxes	8.1	1.6	13.8	6.5
Related income tax benefit	(0.3)	(0.1)	(0.5)	(0.3)
Share-based compensation expense, net of taxes	$7.8	$1.5	$13.3	$6.2
As of June 30, 2024, unrecognized compensation cost related to stock options was $68.0 million. Unvested outstanding stock options as of June 30, 2024 had a weighted average remaining vesting period of 2.4 years.
Stock option exercise data is summarized below (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Number of options exercised	398,149	214,244	725,416	753,344
Cash received	$52.1	$24.7	$94.3	$86.1
Total intrinsic value of options exercised	$52.3	$23.8	$88.0	$95.4
RSUs
Each RSU entitles the recipient to one share of our common stock upon vesting. We measure the fair value of RSUs using the stock price on the date of grant. Share-based compensation expense for RSUs is recorded ratably over their vesting period.
During the six-month periods ended June 30, 2024 and 2023, in addition to time-based RSUs, we granted 0.2 million and 0.2 million performance-based RSUs with a total grant date fair value of $47.5 million and $32.2 million, respectively, calculated based on the assumed achievement of maximum performance of the relevant financial and non-financial performance conditions. During the three and six months ended June 30, 2024, we recorded $5.1 million and $7.2 million of share-based compensation expense, respectively, related to performance-based RSUs, calculated based on the assumed levels of performance achievement as compared to $0.9 million and $1.1 million for the same periods in 2023.

Quarterly Report	15

Part I. Financial Information
A summary of the activity with respect to, and status of, RSUs during the six-month period ended June 30, 2024 is presented below:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2024	964,759	$210.35
Granted	396,352	235.84
Vested	(140,382)	186.67
Forfeited	(11,958)	214.60
Unvested as of June 30, 2024	1,208,771	$221.41
Total share-based compensation expense related to RSUs is recorded as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of sales	$1.1	$1.0	$2.0	$2.0
Research and development	5.8	5.1	11.4	9.8
Selling, general, and administrative	12.3	7.5	21.3	14.0
Share-based compensation expense before taxes	19.2	13.6	34.7	25.8
Related income tax benefit	(3.5)	(3.2)	(6.8)	(6.1)
Share-based compensation expense, net of taxes	$15.7	$10.4	$27.9	$19.7
As of June 30, 2024, unrecognized compensation cost related to the grant of RSUs was $185.4 million. Unvested outstanding RSUs as of June 30, 2024 had a weighted average remaining vesting period of 2.7 years.
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
The aggregate liability balance associated with outstanding STAP awards was $29.2 million and $35.4 million as of June 30, 2024 and December 31, 2023, respectively, all of which was classified as a current liability in our consolidated balance sheets.
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
The table below includes the weighted average assumptions used to measure the fair value of the outstanding STAP awards:

	June 30, 2024	June 30, 2023
Expected term of awards (in years)	0.7	0.8
Expected volatility	29.4%	26.1%
Risk-free interest rate	5.2%	5.4%
Expected dividend yield	—%	—%
The closing price of our common stock was $318.55 and $220.75 on June 30, 2024 and June 30, 2023, respectively. The closing price of our common stock was $219.89 on December 31, 2023.

16	United Therapeutics, a public benefit corporation

Part I. Financial Information
A summary of the activity and status of STAP awards during the six-month period ended June 30, 2024 is presented below:

	Number of Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2024	443,058	$149.21
Granted	—	—
Exercised	(273,206)	143.31
Forfeited	—	—
Outstanding as of June 30, 2024	169,852	$158.70	0.7	$27.2
Exercisable as of June 30, 2024	169,852	$158.70	0.7	$27.2
Unvested as of June 30, 2024	—	$—	—	$—
Share-based compensation expense (benefit) recognized in connection with STAP awards is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of sales	$0.8	$(0.1)	$1.0	$(1.5)
Research and development	2.5	(0.4)	3.0	(4.1)
Selling, general, and administrative	18.6	(1.4)	21.8	(26.3)
Share-based compensation expense (benefit) before taxes	21.9	(1.9)	25.8	(31.9)
Related income tax (benefit) expense	(2.9)	0.4	(3.7)	5.6
Share-based compensation expense (benefit), net of taxes	$19.0	$(1.5)	$22.1	$(26.3)
Cash paid to settle STAP awards exercised during the six-month periods ended June 30, 2024 and June 30, 2023 was $31.9 million and $8.4 million, respectively.
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
Basic and diluted earnings per common share are computed independently for each quarter and the year-to-date period presented. The sum of the earnings per common share for each quarter in a year-to-date period may not equal the earnings per common share for such year-to-date period due to rounding.

Quarterly Report	17

Part I. Financial Information
The components of basic and diluted earnings per common share comprised the following (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income	$278.1	$259.2	$584.7	$500.1
Denominator:
Weighted average outstanding shares — basic	44.4	46.9	45.7	46.6
Effect of dilutive securities(1):
Stock options, RSUs, and ESPP(2)	3.1	2.6	2.9	3.0
Weighted average shares — diluted(2)	47.5	49.5	48.6	49.6
Net income per common share:
Basic	$6.26	$5.53	$12.79	$10.73
Diluted	$5.85	$5.24	$12.03	$10.08

Stock options and RSUs excluded from calculation(2)	1.0	0.2	0.8	0.1
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
The share purchase under the ASR agreement was divided into two tranches, resulting in upfront payments of $300 million and $700 million, respectively. The final settlement of the $300 million tranche occurred in June 2024, and we received an additional 181,772 shares of our common stock upon settlement. At the final settlement of the $700 million second tranche, which we expect to occur in the third quarter of 2024, we may be entitled to receive additional shares of common stock, or, under certain limited circumstances, be required to make a cash payment to Citi or, if we so elect, deliver shares of common stock to Citi.
The final number of shares that we will ultimately repurchase pursuant to the ASR agreement will be based on the average of the daily volume-weighted average price per share of our common stock during the repurchase period, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR agreement.
The initial repurchase of our common stock under each tranche was accounted for as a reduction to stockholders’ equity in our consolidated balance sheets. The initial repurchase of our common stock and final settlement of the first tranche were treated as a reduction of the outstanding shares used to calculate the weighted average common stock outstanding for basic and diluted earnings per common share. The final settlement of the transactions under the ASR agreement is accounted for as an unsettled forward contract indexed to our common stock until the final settlement occurs. The forward contract related to the first tranche was equity classified, in accordance with ASC 815, Derivatives and Hedging, through final settlement. We expect equity classification for the second tranche to remain appropriate through final settlement during the third quarter of 2024. During the six months ended June 30, 2024, we recorded a liability of $6.4 million for an excise tax imposed under the Inflation Reduction Act as a result of our repurchase of shares under the ASR agreement.
10. Income Taxes
Our effective income tax rate (ETR) for the six months ended June 30, 2024 and 2023 was 22 percent and 20 percent, respectively. Our ETR for the six months ended June 30, 2024 increased compared to our ETR for the six months ended June 30, 2023 primarily due to an increase in state taxes and a decrease in excess tax benefits from share-based compensation, partially offset by a lower amount of uncertain tax positions recorded.
We record interest and penalties related to uncertain tax positions as a component of income tax expense. As of June 30, 2024 and December 31, 2023, our unrecognized tax benefits, including related interest, were approximately $20.4 million

18	United Therapeutics, a public benefit corporation

Part I. Financial Information
and $25.7 million, respectively. We believe that it is reasonably possible that the total amount of uncertain tax positions as of June 30, 2024 could decrease by up to approximately $15.0 million in the next 12 months as a result of audit closures, settlements, or the expiration of the statute of limitations. The ultimate finalization of our audits with relevant tax authorities can include formal administrative and legal proceedings, which could have a significant impact on the timing of changes to our uncertain positions.
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
Total revenues, cost of sales, and gross profit (loss) for each of our commercial products and other were as follows (in millions):

	Three Months Ended June 30,
2024	Tyvaso DPI(1)	Nebulized Tyvaso(1)	Remodulin(2)	Orenitram	Unituxin	Adcirca	Other	Total
Total revenues	$258.3	$139.9	$147.3	$107.1	$51.7	$5.7	$4.9	$714.9
Cost of sales	37.6	8.4	12.8	5.9	3.8	2.6	6.7	77.8
Gross profit (loss)	$220.7	$131.5	$134.5	$101.2	$47.9	$3.1	$(1.8)	$637.1

2023
Total revenues	$193.6	$125.3	$127.2	$95.1	$44.3	$7.5	$3.5	$596.5
Cost of sales	33.0	7.4	7.3	5.7	2.7	3.1	4.9	64.1
Gross profit (loss)	$160.6	$117.9	$119.9	$89.4	$41.6	$4.4	$(1.4)	$532.4

	Six Months Ended June 30,
2024	Tyvaso DPI(1)	Nebulized Tyvaso(1)	Remodulin(2)	Orenitram	Unituxin	Adcirca	Other	Total
Total revenues	$485.8	$284.9	$275.3	$213.3	$110.1	$12.1	$11.1	$1,392.6
Cost of sales	70.9	17.3	20.7	15.1	7.4	5.2	14.1	150.7
Gross profit (loss)	$414.9	$267.6	$254.6	$198.2	$102.7	$6.9	$(3.0)	$1,241.9

2023
Total revenues	$312.3	$245.0	$248.6	$183.3	$93.4	$14.8	$6.0	$1,103.4
Cost of sales	53.7	13.6	14.2	13.3	7.4	6.2	8.0	116.4
Gross profit (loss)	$258.6	$231.4	$234.4	$170.0	$86.0	$8.6	$(2.0)	$987.0
(1) Total revenues and cost of sales include both the drug product and the respective inhalation device.
(2) Total revenues and cost of sales include sales of infusion devices, including the Remunity Pump.

Quarterly Report	19

Part I. Financial Information
Geographic revenues are determined based on the country in which our customers (distributors) are located. Total revenues from external customers in the United States and rest-of-world (ROW) for each of our commercial products were as follows (in millions):

	Three Months Ended June 30,
	2024			2023
	U.S.	ROW	Total	U.S.	ROW	Total
Net product sales:
Tyvaso DPI(1)	$258.3	$—	$258.3	$193.6	$—	$193.6
Nebulized Tyvaso(1)	130.2	9.7	139.9	119.6	5.7	125.3
Total Tyvaso	388.5	9.7	398.2	313.2	5.7	318.9
Remodulin(2)	122.5	24.8	147.3	103.5	23.7	127.2
Orenitram	107.1	—	107.1	95.1	—	95.1
Unituxin	46.8	4.9	51.7	39.5	4.8	44.3
Adcirca	5.7	—	5.7	7.5	—	7.5
Other	4.6	0.3	4.9	3.2	0.3	3.5
Total revenues	$675.2	$39.7	$714.9	$562.0	$34.5	$596.5

	Six Months Ended June 30,
	2024			2023
	U.S.	ROW	Total	U.S.	ROW	Total
Net product sales:
Tyvaso DPI(1)	$485.8	$—	$485.8	$312.3	$—	$312.3
Nebulized Tyvaso(1)	263.9	21.0	284.9	235.3	9.7	245.0
Total Tyvaso	749.7	21.0	770.7	547.6	9.7	557.3
Remodulin(2)	230.8	44.5	275.3	196.7	51.9	248.6
Orenitram	213.3	—	213.3	183.3	—	183.3
Unituxin	100.2	9.9	110.1	83.8	9.6	93.4
Adcirca	12.1	—	12.1	14.8	—	14.8
Other	10.6	0.5	11.1	5.5	0.5	6.0
Total revenues	$1,316.7	$75.9	$1,392.6	$1,031.7	$71.7	$1,103.4
(1) Net product sales include both the drug product and the respective inhalation device.
(2) Net product sales include sales of infusion devices, including the Remunity Pump.
We recorded revenue from two distributors in the United States that exceeded ten percent of total revenues. Revenue from these two distributors as a percentage of total revenues is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Distributor 1	51%	52%	51%	51%
Distributor 2	36%	34%	35%	33%
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

20	United Therapeutics, a public benefit corporation

Part I. Financial Information
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
The court granted Sandoz’s motion for summary judgment with respect to Sandoz’s breach of contract claim. The issue of what, if any, damages Sandoz is entitled to based on the contract claim went to trial on April 29, 2024, and the court heard closing arguments on June 4, 2024. The court’s decision is pending. The trial was limited to determining the amount of damages under the breach of contract claim. RareGen has no claim for breach of contract and, as a result, has no remaining claims in the litigation. The parties will have the right to appeal the summary judgment decisions and the result of the trial upon entry of final judgment following the trial decision.
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
Litigation with Liquidia Technologies, Inc.
In March 2020, Liquidia Technologies, Inc. (Liquidia) filed two petitions for inter partes review (IPR) with the Patent Trial and Appeal Board (PTAB) of the U.S. Patent and Trademark Office (USPTO). In its petitions, Liquidia sought to invalidate U.S. Patent Nos. 9,604,901 (the ’901 patent) and 9,593,066 (the ’066 patent), both of which relate to a method of making treprostinil, the active pharmaceutical ingredient in Tyvaso DPI, nebulized Tyvaso, Remodulin, and Orenitram. These patents were issued in March 2017 and are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations publication, also known as the Orange Book, for Tyvaso DPI, nebulized Tyvaso, Remodulin, and Orenitram. In October 2020, the PTAB declined to institute IPR proceedings on the ’066 patent because Liquidia failed to establish a reasonable likelihood of prevailing on any claim relating to the ’066 patent. The PTAB instituted IPR proceedings on the ’901 patent in October 2020 and issued a final written decision in October 2021. The final written decision found that Liquidia had proven the invalidity of seven of the claims of the ‘901 patent but failed to prove the invalidity of two other claims. Each party appealed portions of this decision. The Federal Circuit affirmed the PTAB final written decision on June 27, 2024. We are evaluating whether to further pursue our appeal. No cancellation of patent claims takes effect until any IPR appeals are exhausted.
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

Quarterly Report	21

Part I. Financial Information
Tyvaso DPI and nebulized Tyvaso. In December 2021, we filed a stipulation that the ’901 patent would not be infringed by Liquidia based on the court’s claim construction ruling.
Trial took place during March 2022, and the court issued its decision in August 2022. The court found that Liquidia’s product would infringe the ’793 patent and that Liquidia had not proved that any claim of that patent is invalid. The court also determined that Liquidia had proved certain claims of the ’066 patent were invalid and that we had not proved Liquidia’s infringement of another ’066 patent claim. Accordingly, the court issued a final judgment that bars the FDA from approving Yutrepia until expiration of the ’793 patent in May 2027. The parties appealed portions of the decision adverse to each of them, and on July 24, 2023, the appellate court issued its decision affirming the district court decision in its entirety. The court subsequently denied the parties’ requests for rehearing, so the appellate court decision is now final. On January 23, 2024, Liquidia filed a petition for writ of certiorari seeking review by the U.S. Supreme Court, and that petition was denied on February 20, 2024. Liquidia also filed a motion with the district court seeking to modify the portion of the judgment that bars the FDA from finally approving Yutrepia until the ’793 patent expires. On March 28, 2024, the court granted the motion to permit the FDA to grant final approval for Yutrepia. We appealed that decision, and our appeal is pending with oral argument scheduled for September 3, 2024.
In January 2021, Liquidia filed another petition for IPR with the PTAB. In its petition, Liquidia sought to invalidate the ’793 patent. In July 2022, the PTAB issued a final written decision finding all claims of the ’793 patent to be unpatentable. We filed a request for rehearing and for precedential opinion panel review. On October 26, 2022, the PTAB denied our request for precedential opinion panel review, but “determine[d] that the Board’s Final Written Decision did not address adequately whether the [references relied upon as the basis for canceling claims] qualify as prior art.” Thus, the PTAB directed the original panel “in its consideration on rehearing, to clearly identify whether the … references qualify as prior art.” The original panel issued its decision on our request for rehearing in February 2023. The original panel agreed that it had overlooked our arguments and that its rationale for determining that certain references are prior art was erroneous. Nonetheless, the original panel determined the references qualify as prior art under a new rationale. Thus, the original panel maintained that the claims of this patent are not valid. We appealed this decision, and the appellate court affirmed the PTAB decision. On January 19, 2024, we filed a petition for rehearing, and the court denied that motion on March 15, 2024. On June 10, 2024, we filed a petition seeking review by the U.S. Supreme Court. All claims of this patent remain valid until any IPR appeals are exhausted.
On September 5, 2023, we filed a lawsuit in the U.S. District Court for the District of Delaware against Liquidia for infringement of the ’793 patent based on Liquidia’s efforts to obtain FDA approval for a PH-ILD indication for Yutrepia. On November 30, 2023, we filed an amended complaint to assert a new patent: U.S. Patent No. 11,826,327 (the ’327 patent). The claims of the ’327 patent generally cover improving exercise capacity in patients suffering from PH-ILD by inhaling treprostinil at specific dosages. On January 22, 2024, we filed a stipulation withdrawing the ’793 patent from the case. As a result, the only patent at issue in the case is the ’327 patent. Liquidia answered the complaint asserting a variety of defenses. The case is pending, and the court has not yet set a schedule for the case. As noted below under FDA Litigation Regarding Yutrepia, we believe this lawsuit could entitle us to a 30-month stay, preventing the FDA from approving Yutrepia for the treatment of PH-ILD until the resolution of this lawsuit, or the expiration of the 30-month period following receipt of a Paragraph IV notice, whichever occurs first. Because the issue of whether a 30-month stay is appropriate remains unresolved, we filed a motion for preliminary injunction in the patent case on February 26, 2024. The court denied the motion on May 31, 2024.
On May 10, 2024, we filed a citizen petition with the FDA asking the FDA to rescind its tentative approval of Yutrepia and issue a complete response letter to address an issue with Liquidia’s treprostinil supplier. That supplier is currently under a consent decree to address purported long-standing violations of the Food, Drug, and Cosmetics Act. The citizen petition seeks to ensure that Yutrepia is not approved until the supplier has fully and successfully discharged its obligations under the consent decree and that Liquidia supplies the FDA with sufficient data and information to establish that the identity, strength, quality, and purity of its proposed Yutrepia drug product in fact meets all the statutory and regulatory requirements for approval. The FDA’s response to our citizen petition is pending.
In June 2021, we filed a motion in the patent case in the U.S. District Court for the District of Delaware to file an amended complaint adding trade secret misappropriation claims against Liquidia and a former Liquidia employee, Dr. Robert Roscigno. The court denied the motion based on a finding that adding the additional claims would impact the case schedule. Thus, we filed those claims as a separate case against Liquidia and Robert Roscigno in North Carolina state court. Discovery is complete. On July 3, 2024, Liquidia filed a motion for summary judgment, which is pending.
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

22	United Therapeutics, a public benefit corporation

Part I. Financial Information
On March 4, 2024, we filed a motion for preliminary injunction and temporary restraining order seeking to prevent the FDA from approving the PH-ILD indication for Yutrepia by amendment. The court denied that motion on March 29, 2024, following a hearing on the motion. The FDA represented at the hearing that it continues to assess the situation, so in the court’s view, there is no final agency action to review. The court requires the FDA to provide notice three business days before it acts on Liquidia’s amendment, so the parties can seek meaningful review when a decision is imminent.
The FDA and Liquidia have filed motions to dismiss, and the parties are currently briefing those motions. No hearing date has been set.
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
In October 2021, the plaintiffs filed an amended complaint that includes state antitrust claims based on alleged facts similar to those raised by Sandoz and RareGen in the matter described above. The amended complaint added MSP Recovery Claims Series 44, LLC as a plaintiff and Smiths Medical and CVC as defendants. In December 2021, we filed a motion to dismiss all of the plaintiffs’ claims in the amended complaint, including the new antitrust claims. Smiths Medical also filed a motion to dismiss the plaintiffs’ claims against Smiths Medical. In September 2022, the court dismissed all of the plaintiffs’ claims against us and Smiths Medical without prejudice.
In October 2022, the plaintiffs filed a second amended complaint, which added federal antitrust claims and consumer protection claims under other states’ laws to the claims previously asserted. The second amended complaint also named Accredo Health Group, CVS Health Corporation, Express Scripts, Inc., and Express Scripts Holding Company (collectively, the Specialty Pharmacies), and the Adira Foundation as additional defendants. In March 2023, we filed our motion to dismiss the second amended complaint. The Specialty Pharmacies filed their own motion to dismiss, as did Smiths Medical. On March 22, 2024, the magistrate judge recommended dismissal of the plaintiffs’ complaint against all defendants in its entirety with prejudice, and for administrative purposes, issued an order dismissing the complaint. On April 12, 2024, the plaintiffs filed an objection to the magistrate judge’s recommendation. On May 10, 2024, we filed a response to the plaintiffs’ objection, as did the other defendants. If the district court judge adopts the magistrate judge’s recommendation and dismisses the case, the plaintiffs will have the right to appeal.
We intend to continue to vigorously defend ourselves against the claims made in this lawsuit.
Litigation with Humana and United Healthcare
Humana Inc. (Humana) and United Healthcare Services, Inc. (United) filed separate lawsuits against us in the U.S. District Court for the District of Maryland in December 2022 and November 2022, respectively. Each of these lawsuits includes allegations similar to those in the MSP Recovery matter discussed above concerning our charitable contributions to CVC. In particular, these lawsuits allege that our donations to CVC violated RICO and various state laws. We filed motions to dismiss both of these lawsuits in March 2023. On March 25, 2024, the court dismissed both the Humana and United complaints in their entirety. In both cases, the RICO claims were dismissed with prejudice. In the Humana case, the state law claims were dismissed without prejudice, and in the United case, some of the state law claims were dismissed with prejudice, while others were dismissed without prejudice. To date, neither Humana nor United has appealed these decisions.
On April 24, 2024, Humana and United each filed lawsuits against us in the Circuit Court for Montgomery County, Maryland. These lawsuits include allegations similar to those in Humana and United’s lawsuits discussed above concerning charitable contributions. Humana and United allege that our donations to CVC give rise to common law causes of action, violations of state consumer protection statutes, and violations of insurance fraud statutes under the laws of various states. On July 22, 2024, we filed motions to dismiss both of these lawsuits.
We intend to continue to vigorously defend ourselves against the claims made in these lawsuits.

Quarterly Report	23

Part I. Financial Information
340B Program Litigation
We participate in the Public Health Service’s 340B drug pricing program (the 340B program), through which we sell our products to covered entities at no more than a statutory ceiling price. Increasing use of pharmacies that have contracts with such covered entities (340B contract pharmacies), coupled with a lack of oversight and transparency, has resulted in increased risks of 340B statutory violations related to the diversion of 340B-purchased drugs to individuals who are not patients of the 340B covered entity, and to prohibited “duplicate discounts” when a Medicaid rebate is triggered on 340B-purchased drugs. In November 2020, we notified the U.S. Health Resources and Services Administration (HRSA) that we would begin implementing narrowly-tailored 340B contract pharmacy policies with the goal of stemming abuses of the 340B program without upsetting the status quo or creating hardship for covered entities or their patients. At around the same time, a number of other manufacturers also announced their own contract pharmacy policies.
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
In June 2021, we commenced litigation against HRSA and HHS in the U.S. District Court for the District of Columbia seeking to vindicate the lawfulness of our 340B program contract pharmacy policies. Despite the litigation, in September 2021, HRSA sent to us, along with the other manufacturers challenging HRSA’s 340B interpretation, letters stating that HRSA was referring “this issue to the HHS Office of the Inspector General (OIG)” for potential enforcement action. We have not received any communication from the OIG regarding our 340B contract pharmacy policy. Meanwhile, the parties submitted and fully briefed cross-motions for summary judgment, and the court heard oral argument on those motions, and also similar motions in a related case involving Novartis, in October 2021. In November 2021, the court granted our motion for summary judgment in part, and issued a decision holding that the HRSA letters threatening enforcement action “contain legal reasoning that rests upon an erroneous reading of Section 340B.” The court explained that “[t]he statute’s plain language, purpose, and structure do not prohibit drug manufacturers from attaching any conditions to the sales of covered drugs through contract pharmacies. Nor do they permit all conditions. Accordingly, any future enforcement action must rest on a new statutory provision, a new legislative rule, or a well-developed legal theory that Section 340B precludes the specific conditions at issue here.”
HRSA and HSS appealed to the U.S. Court of Appeals for the District of Columbia Circuit in December 2021 and oral arguments were heard in October 2022. The court issued a decision affirming the district court on May 21, 2024, stating that “we hold that section 340B does not categorically prohibit manufacturers from imposing conditions on the distribution of covered drugs to covered entities. We further hold that the conditions at issue here do not violate section 340B on their face.” The government has not indicated whether it intends to further pursue the case.
Litigation involving other manufacturers is also moving forward in parallel with our case, and some of the decisions issued in those cases have reached different conclusions regarding HRSA’s and HHS’s interpretation of the 340B statute than our case.
We intend to continue to vigorously defend our 340B program contract pharmacy policies.
13. Business Combination
On October 29, 2023, we entered into an Agreement and Plan of Merger (the Merger Agreement) with Miromatrix, a publicly traded company developing bioengineered kidney and liver products. On December 13, 2023, we completed the transactions contemplated by the Merger Agreement and Miromatrix became a wholly-owned subsidiary of United Therapeutics. Pursuant to the terms of the Merger Agreement, we paid former Miromatrix shareholders $3.25 per share in cash at closing, representing cash consideration paid to former Miromatrix shareholders of $89.1 million. Former Miromatrix shareholders also received one contractual contingent value right per share, representing the right to receive a contingent payment of $1.75 per share in cash (an aggregate of approximately $54.0 million) upon the first implantation of Miromatrix’s development-stage, fully-implantable kidney product known as mirokidney into a living human patient by the end of 2025 in a clinical trial meeting requirements set forth in the form of the Contingent Value Rights Agreement attached to the Merger Agreement. In addition to the cash consideration noted above, the aggregate purchase price included $2.5 million that we ascribed to the contingent value rights, of which $1.4 million was recorded as a measurement period adjustment during the six months ended June 30, 2024.
The merger met the definition of a business combination in accordance with ASC 805, Business Combinations, and as such, we applied the acquisition method to account for the transaction, which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the closing date.

24	United Therapeutics, a public benefit corporation

Part I. Financial Information
The allocation of the purchase price to the assets acquired and liabilities assumed, including the residual amount allocated to goodwill, is based upon preliminary information and is subject to change within the measurement period (up to one year from the closing date) as additional information concerning final asset and liability valuations is obtained. The primary element of this preliminary purchase price allocation that is not yet finalized relates to our assessment of tax attributes.

Quarterly Report	25

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
•The timing and outcome of ongoing litigation, including the lawsuit filed against us by Sandoz, Inc. (Sandoz) and Liquidia PAH, LLC (formerly known as RareGen, LLC) (RareGen); our patent and trade secret litigation with Liquidia Technologies, Inc. (Liquidia) related to its new drug application (NDA) for Yutrepia; our lawsuit against the FDA related to Liquidia’s efforts to add PH-ILD to the NDA for Yutrepia; the citizen petition submitted to the FDA regarding Liquidia’s NDA for Yutrepia; our litigation with Humana Inc., United Healthcare Services, Inc., MSP Recovery Claims, Series LLC, and related entities; and our litigation with the U.S. Department of Health and Human Services (HHS) and the U.S. Health Resource Services Administration (HRSA) related to the Public Health Service’s 340B drug pricing program (the 340B program);
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

26	United Therapeutics, a public benefit corporation

Part I. Financial Information
Overview of Marketed Products
We market and sell the following commercial products:
•Tyvaso DPI, a dry powder inhaled formulation of treprostinil, approved by the FDA in May 2022 to approve exercise ability in patients with pulmonary arterial hypertension (PAH) and PH-ILD. We initiated commercial shipments of Tyvaso DPI to our U.S. distributors in June 2022.
•Nebulized Tyvaso, a liquid inhaled formulation of the prostacyclin analogue treprostinil, approved by the FDA and regulatory authorities in Argentina, Israel, and Japan to improve exercise ability in patients with PAH. Nebulized Tyvaso was also approved by the FDA in March 2021 and by regulators in Israel in December 2022 to improve exercise ability in patients with PH-ILD. In addition, marketing authorization applications for nebulized Tyvaso to treat PAH and/or PH-ILD have also been approved, and others are pending, in various other countries in Latin America and Asia.
•Remodulin, a continuously-infused formulation of treprostinil, approved by the FDA for subcutaneous and intravenous administration to diminish symptoms associated with exercise in patients with PAH. Remodulin has also been approved in various countries outside of the United States. In February 2021, we launched U.S. sales of the Remunity Pump, a next-generation subcutaneous infusion system for Remodulin.
•Orenitram, a tablet dosage form of treprostinil, approved by the FDA to delay disease progression and improve exercise capacity in PAH patients.
•Unituxin, a monoclonal antibody approved in the United States and Canada for the treatment of high-risk neuroblastoma and approved in Japan for the treatment of neuroblastoma after high-dose chemotherapy.
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
We settled litigation with Sandoz related to its abbreviated new drug application (ANDA) seeking FDA approval to market a generic version of Remodulin and in March 2019, Sandoz announced the availability of its generic product in the United States. We have also entered into similar settlement agreements with other generic companies, some of which have also launched sales of generic versions of Remodulin. Through June 30, 2024, we have seen limited erosion of Remodulin sales as a result of generic treprostinil competition in the United States. We are currently engaged in litigation with Sandoz and its marketing partner, RareGen (now a subsidiary of Liquidia Corporation, the parent company of Liquidia), related to the infusion devices used to administer Remodulin subcutaneously. We understand that generic treprostinil was initially launched by Sandoz/RareGen for use only by intravenous infusion. In May 2021, Sandoz/Liquidia Corporation announced that Sandoz’s generic treprostinil has been made available for subcutaneous use, following FDA clearance of a cartridge that can administer the product via the Smiths Medical CADD MS-3 pump. See Note 12—Litigation, to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
Regulatory authorities in various European countries began approving generic versions of Remodulin in 2018, followed by pricing approvals and commercial launches in most of these countries in 2019 and 2020. As a result, our international

Quarterly Report	27

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
Liquidia—Yutrepia
We are engaged in litigation with Liquidia concerning four patents related to Tyvaso DPI and nebulized Tyvaso. The litigation is proceeding in parallel in two fora: (1) federal court; and (2) the Patent Trial and Appeal Board (PTAB) of the U.S. Patent and Trademark Office (USPTO).
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
Following the initial submission of the Yutrepia NDA, we filed a lawsuit in federal district court against Liquidia for infringement of three of our patents: U.S. Patent Nos. 9,604,901 (the ’901 patent), 9,593,066 (the ’066 patent), and 10,716,793 (the ’793 patent). In December 2021, we filed a stipulation that the ’901 patent would not be infringed by Liquidia based on the court’s claim construction ruling. Trial was held during March 2022 on the ’066 patent and the ’793 patent, and we received the court’s decision in August 2022. The court found that Liquidia’s product would infringe the ’793 patent and that Liquidia had not proved that any claim of that patent is invalid. The court also determined that Liquidia had proved that certain claims of the ’066 patent were invalid and that we had not proved Liquidia’s infringement of another ’066 patent claim. Accordingly, the court issued a final judgment that bars the FDA from approving Liquidia’s approved product until expiration of the ’793 patent in May 2027. The parties each appealed portions of the decision adverse to them, and on July 24, 2023, the appellate court affirmed the district court decision in its entirety. The court subsequently denied the parties’ requests for rehearing, and the appellate court decision is now final.
Liquidia filed a motion with the district court to permit it to obtain final approval from the FDA based on the appellate decision affirming the PTAB decision on the ’793 patent discussed below, and the court granted that motion on March 28, 2024. We have appealed that decision, and our appeal is pending, with oral argument scheduled for September 3, 2024.
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
•’901 patent: In October 2021, the PTAB issued a final written decision on Liquidia’s IPR relating to this patent. The PTAB upheld the patentability of two of the claims of this patent, one of which was being asserted against Liquidia in the district court litigation, and found that seven other claims of this patent were unpatentable. We appealed the PTAB’s decision, and on June 27, 2024, the appellate court affirmed the PTAB’s decision. We are evaluating whether to further pursue our appeal. All claims of this patent remain valid until any IPR appeals are exhausted. In December 2021, we filed a stipulation in the district court litigation that the ’901 patent would not be infringed by Liquidia based on the court’s claim construction ruling.
•’793 patent: In August 2021, the PTAB instituted IPR proceedings related to this patent. In July 2022, the PTAB issued a final written decision finding all claims of this patent to be unpatentable. We filed a request for rehearing and for precedential opinion panel review. In October 2022, the PTAB denied our request for precedential opinion panel review, but “determine[d] that the Board’s Final Written Decision did not address adequately whether the [references relied upon as the basis for canceling claims] qualify as prior art.” Thus, the PTAB directed the original panel “in its consideration on rehearing, to clearly identify whether the … references qualify as prior art.” The original panel issued its decision on our request for rehearing in February 2023. The original panel agreed that it had overlooked our arguments and its rationale for determining that certain references are prior art was erroneous. Nonetheless, the original panel determined the references qualify as prior art under a new rationale. Thus, the original panel maintained that the claims of this patent are not valid. The U.S. Court of Appeals for the Federal Circuit affirmed the PTAB decision. We filed a petition for review by the

28	United Therapeutics, a public benefit corporation

Part I. Financial Information
U.S. Supreme Court on June 10, 2024, and that petition is pending. All claims of this patent remain valid until IPR appeals are exhausted.
The FDA granted nebulized Tyvaso three-year clinical trial exclusivity for the treatment of PH-ILD, which expired in March 2024, as a result of the INCREASE study of nebulized Tyvaso for the treatment of PH-ILD, and the expansion of the nebulized Tyvaso label to include a PH-ILD indication. This exclusivity covered both Tyvaso DPI and nebulized Tyvaso for the treatment of PH-ILD, and precluded the FDA from approving a PH-ILD indication for Yutrepia prior to the expiration of clinical trial exclusivity. On July 24, 2023, we received a Paragraph IV Certification Notice Letter from Liquidia notifying us that they had submitted an amendment to the Yutrepia NDA to include a PH-ILD indication to the FDA. In September 2023, Liquidia announced that the FDA had accepted this amendment for review, and set a Prescription Drug User Fee Act goal date of January 24, 2024. The FDA did not act on the January 24, 2024 goal date, and related litigation is pending as described under FDA Litigation Regarding Yutrepia in Note 12—Litigation, to our consolidated financial statements included in this Quarterly Report on Form 10-Q. We also have litigation pending in federal district court against Liquidia for infringement of the U.S. Patent No. 11,826,327 (the ’327 patent). The claims of the ’327 patent generally cover improving exercise capacity in patients suffering from PH-ILD by inhaling treprostinil at specific dosages. We believe this lawsuit could entitle us to a 30-month stay preventing the FDA from approving Yutrepia for the treatment of PH-ILD until the resolution of this lawsuit, or the expiration of the 30-month period following receipt of a Paragraph IV notice, whichever occurs first. Because the issue of whether a 30-month stay is appropriate remains unresolved, we filed a motion for preliminary injunction in the patent case on February 26, 2024. The court denied that motion on May 31, 2024.
On May 10, 2024, we filed a citizen petition with the FDA asking the FDA to rescind its tentative approval of Yutrepia and issue a complete response letter to address an issue with Liquidia’s treprostinil supplier. That supplier is currently under a consent decree to address purported long-standing violations of the Food, Drug, and Cosmetics Act. The citizen petition seeks to ensure that Yutrepia is not approved until the supplier has fully and successfully discharged its obligations under the consent decree and that Liquidia supplies the FDA with sufficient data and information to establish that the identity, strength, quality, and purity of its proposed Yutrepia drug product in fact meets all the statutory and regulatory requirements for approval. The FDA’s response to our citizen petition is pending.
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

Quarterly Report	29

Part I. Financial Information
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
Selling, General, and Administrative
Our selling, general, and administrative expenses primarily include costs associated with the commercialization of approved products and general and administrative costs to support our operations, including share-based compensation and salary-related expenses. Selling expenses include product marketing and sales operations costs, as well as other costs incurred to support our sales efforts. General and administrative expenses include the core corporate support functions such as human resources, finance, and legal, and associated external costs to support those functions.
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
The fair value of STAP awards and stock options is measured using inputs and assumptions under the Black-Scholes-Merton model. The fair value of restricted stock units is measured using our stock price on the date of grant. Although we no longer grant STAP awards, we had approximately 0.2 million STAP awards outstanding as of June 30, 2024. We account for STAP awards as liabilities because they are settled in cash. As such, we must re-measure the fair value of STAP awards at the end of each financial reporting period until the awards are no longer outstanding. Changes in our liability associated with outstanding STAP awards as a result of such re-measurements are recorded as adjustments to share-based compensation expense and can create volatility within our operating expenses from period to period. The following factors, among others, have a significant impact on the amount of share-based compensation expense recognized in connection with STAP awards from period to period: (1) volatility in the price of our common stock (specifically, increases in the price of our common stock will generally result in an increase in our liability and related compensation expense, while decreases in our stock price will generally result in a reduction in our liability and related compensation expense); and (2) decreases in the number of outstanding awards.
Research and Development
We focus our research and development efforts on the following pipeline programs. We also engage in a variety of additional research and development efforts, including efforts to develop improved means of administering our current commercial products, and technologies designed to increase the supply of transplantable organs and tissues and improve outcomes for transplant recipients through xenotransplantation, regenerative medicine, bio-artificial organs, three-dimensional (3D) organ bioprinting, and ex vivo lung perfusion.
Select Pipeline Programs

Product	Mode of Administration	Indication	Current Status STUDY NAME	Our Territory
Nebulized Tyvaso (treprostinil)	Inhaled	IPF	Phase 3 TETON 1 and TETON 2 studies	Worldwide
Nebulized Tyvaso (treprostinil)	Inhaled	PPF	Phase 3 TETON PPF study	Worldwide
Ralinepag (IP receptor agonist)	Oral	PAH	Phase 3 ADVANCE OUTCOMES study	Worldwide

30	United Therapeutics, a public benefit corporation

Part I. Financial Information
Nebulized Tyvaso — TETON studies
We are conducting two phase 3 studies of nebulized Tyvaso, called TETON 1 and TETON 2, in patients with idiopathic pulmonary fibrosis (IPF). TETON 1 is being conducted in the United States and Canada, and TETON 2 is being conducted outside the United States and Canada. We are targeting enrollment of 576 patients in each study. The TETON 1 study enrolled its first patient in June 2021, and we expect to complete enrollment in 2024. The TETON 2 study enrolled its first patient in October 2022, and we completed the study’s enrollment in July 2024, enrolling a total of 597 patients. We are also conducting a phase 3 study of nebulized Tyvaso called TETON PPF for the treatment of progressive pulmonary fibrosis (PPF); we enrolled the first patient in TETON PPF in October 2023. The primary endpoint of each TETON study is the change in absolute forced vital capacity (FVC) from baseline to week 52.
The TETON 1 and TETON 2 studies were prompted by data from the INCREASE study of nebulized Tyvaso for the treatment of PH-ILD, which demonstrated in a post-hoc analysis that treatment with nebulized Tyvaso resulted in significant improvements in percent predicted FVC at weeks 8 and 16, with subjects having an underlying etiology of IPF showing the greatest improvement (week 8: 2.5 percent; p=0.038 and week 16: 3.5 percent; p=0.015). Further, open-label extension (OLE) data published in 2023 showed that these improvements in FVC were sustained for at least 64 weeks. For those patients who received placebo during the INCREASE study, marked improvements in FVC were observed following transition to nebulized Tyvaso during the OLE study. These data points, combined with substantial preclinical evidence of antifibrotic activity of treprostinil, suggest that nebulized Tyvaso may offer a treatment option for patients with IPF. We believe there are approximately 100,000 IPF patients in the United States.
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
In May 2024, the data monitoring committee for the TETON 1 and TETON 2 studies completed a routine, unblinded safety review of data from over 900 patients enrolled in these studies, and unanimously recommended continuation of both trials without modification.
Ralinepag
Ralinepag is a next-generation, once-daily, oral, selective, and potent prostacyclin receptor agonist that we are developing for the treatment of PAH. A phase 2 study of ralinepag in 61 PAH patients (40 patients on active ralinepag, 21 on placebo) met its primary endpoint, showing a 29.8 percent reduction (p=0.03) in median pulmonary vascular resistance (PVR, the force or resistance that blood encounters as it flows through the blood vessels in the lungs) after 22 weeks of treatment with ralinepag compared with placebo. After participation in the phase 2 study, 45 patients entered into an OLE study to further determine if ralinepag may be safe and effective for long-term use to treat patients with PAH. The study found that ralinepag had a manageable side effect profile, with a decrease in side effects for patients who continued taking ralinepag over time. Moreover, two years after entering the OLE study, the study showed that ralinepag improved the ability to exercise as the 6MWD significantly increased by a mean of 36.3 meters (p=0.004), and over 85 percent of patients remained stable in their functional class. Additionally, hemodynamic measures (metrics to measure how well the heart is working) taken either one or two years after entering the OLE study demonstrated significant improvements (p=0.05) in both median PVR and mean pulmonary arterial pressure (the pressure in the blood vessels connecting the heart).
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

Quarterly Report	31

Part I. Financial Information
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
Organ Manufacturing
Each year, end-stage organ failure kills millions of people. A significant number of these patients could have benefited from an organ transplant. Unfortunately, the number of usable, donated organs available for transplantation has not grown significantly over the past half century, while the need has soared. Our long-term goals are aimed at addressing this shortage. With advances in technology, we believe that creating an unlimited supply of tolerable manufactured organs is now principally an engineering challenge, and we are dedicated to finding engineering solutions. We are engaged in research and development of a variety of technologies designed to increase the supply of transplantable organs and tissues and to improve outcomes for transplant recipients through xenotransplantation, regenerative medicine, 3D organ bioprinting, bio-artificial organs, and ex vivo lung perfusion.
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
Xenotransplantation
Our xenotransplantation program includes three development-stage organ products known as “xenografts”, which are intended to be xenotransplanted from gene-edited pigs into humans.
The UHeart™ is a development-stage heart from a pig with ten gene edits to support organ functioning in the human body. Six human genes were added to the pig genome to facilitate immune acceptance of the organ, while four genes were inactivated: three that contribute to porcine organ rejection in humans and one that can cause organ growth beyond what is normal for humans. The UKidney™ is a kidney from the same pig with ten gene edits.
The UThymoKidney™ is a development-stage kidney from a pig with a single gene edit, together with tissue from the pig’s thymus. The pig’s thymus tissue is intended to condition the recipient’s immune system to recognize the UThymoKidney as “self” and reduce the likelihood of rejection. The single gene that is disrupted in the pig is responsible for the synthesis of alpha-gal, a sugar on the surface of cells that can cause immediate rejection of a porcine organ when transplanted into the human body. Because tissues from pigs containing this gene edit do not contain detectable levels of the alpha-gal sugar, we refer to materials derived from this pig as GalSafe®. In December 2020, the GalSafe pig was approved by the FDA for use as human food or as a potential source for biomedical purposes. Meat from GalSafe pigs is currently being produced for individuals with alpha-gal syndrome, an allergy to meat caused by a bite from the lone star tick. This approval marked only the second FDA approval of a gene-edited animal as a source of food, and the first such approval for a mammal.
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
In February 2024, we inaugurated a clinical-scale, designated pathogen-free (DPF) facility in Virginia and began populating the facility with animals during the first quarter of 2024. When fully operational, we expect this DPF to supply xenografts compliant with FDA current Good Manufacturing Practices (cGMP) for human clinical trials, with a target capacity of up to 125 organs per year. This facility cost approximately $75 million to construct. In June 2024, we signed an agreement to purchase land in the Midwestern United States where we intend to construct a second clinical-scale DPF facility for redundancy, and to support breeding of animals for future commercial use. We expect to spend approximately $110 million in total capital expenditures to acquire the land and construct the facility. We are planning to build additional cGMP DPF facilities at commercial scale, each with target capacities of approximately 1,000 to 2,000 organs per year. While these projects will be capital-intensive, the timing and volume of these expenditures will be staggered and paced in a manner intended to balance our need to address market demand as soon as possible following launch with the need to defer the most significant capital expenditures until we achieve certain clinical trial milestones.
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

32	United Therapeutics, a public benefit corporation

Part I. Financial Information
transplanting whole organs from gene-edited pigs to humans. The FDA’s compassionate use regulations allow a physician to apply to use an unapproved product outside of a clinical trial to treat an individual patient with a serious or immediately life-threatening disease or condition when no satisfactory alternative therapy is available. The first patient, transplanted in January 2022, survived for approximately two months with the UHeart. In June 2022, data from this procedure were published in the New England Journal of Medicine. The second patient, transplanted in September 2023, survived for approximately six weeks with the UHeart. We and our collaborators continue to evaluate data from these human transplants.
•First Successful Transplantation of Porcine Thymokidney. In April 2024, surgeons at NYU Langone Health successfully transplanted a UThymoKidney into a living patient under an FDA authorization for compassionate use. The patient was suffering from heart and kidney failure, and received a left ventricular assist device to stabilize heart function prior to the UThymoKidney transplant. The procedure marked the first known transplantation of a thymokidney into a human, the first known transplantation of a gene-edited porcine kidney into a human using only FDA-cleared immunosuppression drugs, and the first known procedure combining the use of a heart pump with a transplanted porcine xenokidney. After 47 days, surgeons electively removed the thymokidney and returned the patient to dialysis. According to NYU Langone Health, the thymokidney had sustained significant injury from episodes of insufficient blood flow due to reduced blood pressure generated by the heart pump and, on balance, was no longer contributing enough to justify continuing the patient’s immunosuppression regimen. NYU Langone Health noted that a biopsy of the thymokidney did not show signs of rejection.
•Successful UKidney and UHeart Tests in Preclinical Human Models. In 2021, surgeons at NYU and UAB tested UThymoKidneys and UKidneys from our gene-edited pigs in brain-dead organ donors maintained on artificial support, providing preclinical evidence that gene-edited pig organs could transcend the most proximate immunological barriers to xenotransplantation. These studies using a preclinical human decedent model were conducted in brain-dead organ donors whose organs were determined to be ineligible for donation, with the consent of the donor’s family. Results of the UAB experiments were published in the American Journal of Transplantation in January 2022 and the Journal of Clinical Investigation in January 2024, and results of the NYU experiments were published in the New England Journal of Medicine in May 2022.
In June and July 2022, NYU surgeons tested two UHearts from our gene-edited pigs in brain-dead organ donors maintained on artificial support. In each case, normal function was observed for our UHearts over a three-day study period, without signs of early rejection. The results were published in Nature Medicine in July 2023.
In September 2023, NYU surgeons completed a 61-day study of a UThymoKidney in a brain-dead organ donor maintained on artificial support. This experiment marked the longest documented case of a xenotransplanted organ functioning in a human body. Publications of the result of this experiment are expected in the near term.
Regenerative Medicine, Bio-Artificial Organs, and 3D Organ Bioprinting
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
•ULung™. The ULung is a development-stage engineered lung composed of a 3D printed lung scaffold cellularized with either allogeneic human lung cells, or the patient’s own cells (known as “autologous” cells), with the goal of reducing or eliminating the need for immunosuppression. The lung scaffold used in the ULung is printed using 3D printers being developed in collaboration with 3D Systems, Inc. Our Organ Manufacturing Group, located in Manchester, New Hampshire, has achieved recognition for developing the world’s most complex 3D printed object. Its lung scaffold designs consist of a record 44 trillion voxels that lay out 4,000 kilometers of pulmonary capillaries and 200 million alveoli, which demonstrate gas exchange in preclinical models. Under our agreement with 3D Systems, we also have the exclusive right to develop additional human solid organs using 3D Systems’ printing technology.
•Miromatrix. In December 2023, we completed the acquisition of Miromatrix Medical Inc. (Miromatrix), a company based in Minnesota focused on the development of new technologies for generating manufactured kidneys and livers composed of human primary cells. The Miromatrix external liver assist product, called miroliverELAP®, uses a decellularized porcine liver matrix that has been seeded with human-derived cells and an extracorporeal blood circuit to maintain liver support in patients experiencing acute liver failure. Miromatrix first used its decellularization technology to successfully develop two acellular products, MiroMesh® and MiroDerm®, which received FDA 510(k) clearance for hernia repair and wound care applications, respectively, and which were later spun off by Miromatrix. In January 2024, the FDA cleared the Miromatrix investigational new device application for miroliverELAP, and we plan to commence enrollment of a phase 1 study in patients with acute liver failure in 2024. We expect this study will be the first human clinical trial of a manufactured organ. Miromatrix is also developing miroliver®, a fully-implantable manufactured liver product, and mirokidney®, a fully implantable manufactured kidney product, both of which are based on decellularized porcine organ scaffolds that have been reseeded with human-derived cells. Initially the Miromatrix products are intended to be allogeneic, requiring the use of standard immunosuppression protocols. Future versions may be based on autologous cells, reducing or eliminating the need for immunosuppression drugs.

Quarterly Report	33

Part I. Financial Information
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
Aurora-GT
Our affiliate, Northern Therapeutics, Inc. (Northern Therapeutics), conducted a clinical study in Canada (called SAPPHIRE) of a gene therapy product called Aurora-GT, in which a PAH patient’s own endothelial progenitor cells were isolated, transfected with the gene for human endothelial nitric oxide synthase, expanded ex vivo, and then delivered back to the same patient. This therapy was intended to rebuild the blood vessels in the lungs that are compromised by PAH. Northern Therapeutics is a Canadian entity in which we have a 49.7 percent voting stake and a 71.8 percent financial stake. Northern Therapeutics discontinued enrollment of new patients at the end of 2022 when we ceased funding the SAPPHIRE program. In April 2024, Northern Therapeutics unblinded the SAPPHIRE study results. Because the study only enrolled 12 patients (25 percent of the target enrollment), it was too small to meet its primary endpoint with statistical significance (change in six-minute walk distance from baseline to six months). In July 2024, Northern Therapeutics determined not to seek regulatory approval or conduct further studies in Canada. We have the exclusive right to pursue this technology in the United States, but do not plan to do so.
Future Prospects
We anticipate that revenue growth over the near-term will be driven primarily by: (1) continued growth in sales of the recently-launched Tyvaso DPI; (2) continued growth in the number of PH-ILD patients prescribed Tyvaso DPI and nebulized Tyvaso; (3) continued growth in the number of patients prescribed Orenitram; and (4) modest price increases for some of our products. We believe that additional revenue growth in the medium- and longer-term will be driven by new products and new indications for existing products being developed in our pipeline, as described above under Research and Development.
Our ability to achieve our objectives, grow our business, and maintain profitability will depend on many factors, including among others: (1) the timing and outcome of preclinical research, clinical trials, and regulatory approval applications for products we develop; (2) the timing and degree of our success in commercially launching new products; (3) the demand for our products; (4) the net price of our products and the reimbursement of our products by public and private health insurance organizations, including the impact on such net prices and reimbursement amounts as a result of the IRA, and as a result of additional payer rebates; (5) the competition we face within our industry, including competition from generic companies and the anticipated launch of new PAH and PH-ILD therapies; (6) our ability to effectively manage our business in an increasingly complex legal and regulatory environment; (7) our ability to defend against challenges to our patents; and (8) the risks identified in Part II, Item 1A—Risk Factors, included in this Quarterly Report on Form 10-Q.

34	United Therapeutics, a public benefit corporation

Part I. Financial Information
We have budgeted approximately $575 million for capital expenditures during the second half of 2024 through the end of 2026 in order to construct additional facilities to support the development and commercialization of our products and technologies. We plan to dedicate the majority of this budget to constructing a new Tyvaso DPI manufacturing facility in Research Triangle Park, North Carolina. We plan to fund these capital expenditures using cash on hand. If and when we commence construction of commercial-scale DPF facilities to produce porcine organs for xenotransplantation, the rate of our capital expenditures will increase substantially.
We operate in a highly competitive market in which several large pharmaceutical companies control many of the available PAH therapies. These pharmaceutical companies are well established in the market and possess greater financial, technical, and marketing resources than we do. In addition, there are a number of investigational products in late-stage development that, if approved, may erode the market share or net prices of our existing commercial therapies and make market acceptance more difficult to achieve for any therapies we attempt to market in the future. For example, if Yutrepia is commercially launched, our revenues from Tyvaso DPI could potentially be adversely affected, and the impact may be more material if Yutrepia is approved for the treatment of PH-ILD.
Results of Operations
Three and Six Months Ended June 30, 2024 and June 30, 2023
Revenues
The table below presents the components of total revenues (dollars in millions):

	Three Months Ended June 30,		Dollar Change	Percentage Change	Six Months Ended June 30,		Dollar Change	Percentage Change
	2024	2023			2024	2023
Net product sales:
Tyvaso DPI(1)	$258.3	$193.6	$64.7	33%	$485.8	$312.3	$173.5	56%
Nebulized Tyvaso(1)	139.9	125.3	14.6	12%	284.9	245.0	39.9	16%
Total Tyvaso	398.2	318.9	79.3	25%	770.7	557.3	213.4	38%
Remodulin(2)	147.3	127.2	20.1	16%	275.3	248.6	26.7	11%
Orenitram	107.1	95.1	12.0	13%	213.3	183.3	30.0	16%
Unituxin	51.7	44.3	7.4	17%	110.1	93.4	16.7	18%
Adcirca	5.7	7.5	(1.8)	(24)%	12.1	14.8	(2.7)	(18)%
Other	4.9	3.5	1.4	40%	11.1	6.0	5.1	85%
Total revenues	$714.9	$596.5	$118.4	20%	$1,392.6	$1,103.4	$289.2	26%
(1)Net product sales include both the drug product and the respective inhalation device.
(2)Net product sales include sales of infusion devices, including the Remunity Pump.
Total Tyvaso net product sales grew 25 percent to $398.2 million for the three months ended June 30, 2024, and 38 percent to $770.7 million for the six months ended June 30, 2024, as compared to $318.9 million and $557.3 million for the same periods in 2023, respectively. This growth was primarily due to an increase in quantities sold, driven by the commercial launch of Tyvaso DPI in June 2022 and continued growth in commercial utilization by PH-ILD patients and, to a lesser extent, price increases. Tyvaso DPI net product sales increased for the three and six months ended June 30, 2024, as compared to the same periods in 2023, primarily due to an increase in quantities sold and, to a lesser extent, price increases. The increase in Tyvaso DPI quantities sold was due to continued growth in the number of patients following the product’s launch and, to a lesser extent, increased commercial utilization following the implementation of the Part D redesign under the Inflation Reduction Act. Nebulized Tyvaso net product sales increased for the six months ended June 30, 2024, as compared to the same period in 2023, primarily due to inventory destocking by our distributors in the first quarter of 2023 that did not reoccur in the first quarter of 2024 and, to a lesser extent, a price increase.
Remodulin net product sales increased for the three months ended June 30, 2024, as compared to the same period in 2023, primarily due to an increase in U.S. Remodulin net product sales, driven by an increase in quantities sold and, to a lesser extent, lower Medicaid rebates. For the six months ended June 30, 2024, net product sales increased as compared to the same period in 2023, primarily due to an increase in U.S. Remodulin net product sales, driven by an increase in quantities sold.
Orenitram net product sales increased for the three and six months ended June 30, 2024, as compared to the same periods in 2023, primarily due to an increase in quantities sold and, to a lesser extent, a price increase. The increase in quantities sold

Quarterly Report	35

Part I. Financial Information
was driven, at least in part, by increased commercial utilization following the implementation of the Part D redesign under the Inflation Reduction Act.
Unituxin net product sales increased for the three and six months ended June 30, 2024, as compared to the same periods in 2023, due to a price increase and an increase in quantities sold.
The table below presents the breakdown of total revenues between the United States and rest-of-world (ROW) (in millions):

	Three Months Ended June 30,
	2024			2023
	U.S.	ROW	Total	U.S.	ROW	Total
Net product sales:
Tyvaso DPI(1)	$258.3	$—	$258.3	$193.6	$—	$193.6
Nebulized Tyvaso(1)	130.2	9.7	139.9	119.6	5.7	125.3
Total Tyvaso	388.5	9.7	398.2	313.2	5.7	318.9
Remodulin(2)	122.5	24.8	147.3	103.5	23.7	127.2
Orenitram	107.1	—	107.1	95.1	—	95.1
Unituxin	46.8	4.9	51.7	39.5	4.8	44.3
Adcirca	5.7	—	5.7	7.5	—	7.5
Other	4.6	0.3	4.9	3.2	0.3	3.5
Total revenues	$675.2	$39.7	$714.9	$562.0	$34.5	$596.5

	Six Months Ended June 30,
	2024			2023
	U.S.	ROW	Total	U.S.	ROW	Total
Net product sales:
Tyvaso DPI(1)	$485.8	$—	$485.8	$312.3	$—	$312.3
Nebulized Tyvaso(1)	263.9	21.0	284.9	235.3	9.7	245.0
Total Tyvaso	749.7	21.0	770.7	547.6	9.7	557.3
Remodulin(2)	230.8	44.5	275.3	196.7	51.9	248.6
Orenitram	213.3	—	213.3	183.3	—	183.3
Unituxin	100.2	9.9	110.1	83.8	9.6	93.4
Adcirca	12.1	—	12.1	14.8	—	14.8
Other	10.6	0.5	11.1	5.5	0.5	6.0
Total revenues	$1,316.7	$75.9	$1,392.6	$1,031.7	$71.7	$1,103.4
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

36	United Therapeutics, a public benefit corporation

Part I. Financial Information

	Three Months Ended June 30, 2024
	Rebates and Chargebacks	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, April 1, 2024	$114.4	$5.5	$2.3	$8.9	$131.1
Provisions attributed to sales in:
Current period	85.2	16.3	0.3	10.1	111.9
Prior periods	(1.5)	—	(0.4)	(0.1)	(2.0)
Payments or credits attributed to sales in:
Current period	(9.6)	(10.7)	—	(3.0)	(23.3)
Prior periods	(72.7)	(5.5)	(0.3)	(6.5)	(85.0)
Balance, June 30, 2024	$115.8	$5.6	$1.9	$9.4	$132.7

	Three Months Ended June 30, 2023
	Rebates and Chargebacks	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, April 1, 2023	$79.2	$2.6	$3.0	$9.8	$94.6
Provisions attributed to sales in:
Current period	67.6	13.5	0.4	9.6	91.1
Prior periods	4.0	—	(0.4)	(0.8)	2.8
Payments or credits attributed to sales in:
Current period	(8.6)	(8.3)	—	(1.6)	(18.5)
Prior periods	(55.1)	(2.5)	(0.3)	(5.9)	(63.8)
Balance, June 30, 2023	$87.1	$5.3	$2.7	$11.1	$106.2

	Six Months Ended June 30, 2024
	Rebates and Chargebacks	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, January 1, 2024	$108.4	$5.3	$1.9	$10.4	$126.0
Provisions attributed to sales in:
Current period	167.1	31.1	0.7	20.1	219.0
Prior periods	(7.0)	—	(0.3)	(0.9)	(8.2)
Payments or credits attributed to sales in:
Current period	(63.2)	(25.5)	—	(10.9)	(99.6)
Prior periods	(89.5)	(5.3)	(0.4)	(9.3)	(104.5)
Balance, June 30, 2024	$115.8	$5.6	$1.9	$9.4	$132.7

	Six Months Ended June 30, 2023
	Rebates and Chargebacks	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, January 1, 2023	$81.3	$4.4	$3.3	$10.9	$99.9
Provisions attributed to sales in:
Current period	130.8	24.9	0.8	19.0	175.5
Prior periods	0.1	(0.1)	(1.0)	(0.9)	(1.9)
Payments or credits attributed to sales in:
Current period	(50.1)	(19.7)	—	(8.4)	(78.2)
Prior periods	(75.0)	(4.2)	(0.4)	(9.5)	(89.1)
Balance, June 30, 2023	$87.1	$5.3	$2.7	$11.1	$106.2
Cost of Sales
The table below summarizes cost of sales by major category (dollars in millions):

Quarterly Report	37

Part I. Financial Information

	Three Months Ended June 30,		Dollar Change	Percentage Change	Six Months Ended June 30,		Dollar Change	Percentage Change
	2024	2023			2024	2023
Category:
Cost of sales	$75.9	$63.2	$12.7	20%	$147.7	$115.9	$31.8	27%
Share-based compensation expense(1)	1.9	0.9	1.0	111%	3.0	0.5	2.5	500%
Total cost of sales	$77.8	$64.1	$13.7	21%	$150.7	$116.4	$34.3	29%
(1)See Share-Based Compensation section below for discussion.
Cost of sales, excluding share-based compensation. Cost of sales for the three and six months ended June 30, 2024 increased as compared to the same periods in 2023, primarily due to an increase in Tyvaso DPI royalty expense.
Research and Development
The table below summarizes the nature of research and development expense by major expense category (dollars in millions):

	Three Months Ended June 30,		Dollar Change	Percentage Change	Six Months Ended June 30,		Dollar Change	Percentage Change
	2024	2023			2024	2023
Category:
External research and development(1)	$49.4	$49.3	$0.1	—%	$102.1	$94.4	$7.7	8%
Internal research and development(2)	44.5	34.7	9.8	28%	89.4	69.1	20.3	29%
Share-based compensation expense(3)	8.6	5.0	3.6	72%	15.0	6.3	8.7	138%
Impairments(4)	—	—	—	—%	—	—	—	—%
Other(5)	37.1	—	37.1	NM(6)	37.2	2.1	35.1	NM(6)
Total research and development expense	$139.6	$89.0	$50.6	57%	$243.7	$171.9	$71.8	42%
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
(4)Impairments primarily includes impairment charges to write down the carrying value of in-process research and development and of certain property, plant, and equipment as a result of research and development activities. There were no impairment charges during the three and six months ended June 30, 2024 and June 30, 2023.
(5)Other primarily includes upfront fees and milestone payments to third parties under license agreements related to development-stage products and adjustments to the fair value of our contingent consideration obligations.
(6)Calculation is not meaningful.
Research and development, excluding share-based compensation. Research and development expense for the three and six months ended June 30, 2024 increased as compared to the same periods in 2023, primarily due to increased expenditures related to upfront non-refundable licensing payments for drug delivery devices and increased expenditures related to organ manufacturing projects.

38	United Therapeutics, a public benefit corporation

Part I. Financial Information
Selling, General, and Administrative
The table below summarizes selling, general, and administrative expense by major category (dollars in millions):

	Three Months Ended June 30,		Dollar Change	Percentage Change	Six Months Ended June 30,		Dollar Change	Percentage Change
	2024	2023			2024	2023
Category:
General and administrative	$113.0	$102.0	$11.0	11%	$216.1	$185.7	$30.4	16%
Sales and marketing	25.4	20.1	5.3	26%	48.6	37.0	11.6	31%
Share-based compensation expense (benefit)(1)	39.2	7.9	31.3	396%	57.3	(5.4)	62.7	NM(2)
Total selling, general, and administrative expense	$177.6	$130.0	$47.6	37%	$322.0	$217.3	$104.7	48%
(1)See Share-Based Compensation below for discussion.
(2)Calculation is not meaningful.
General and administrative, excluding share-based compensation. General and administrative expense for the three and six months ended June 30, 2024 increased as compared to the same periods in 2023, primarily due to an increase in legal expenses related to litigation matters and an increase in personnel expense due to growth in headcount.
Sales and marketing, excluding share-based compensation. Sales and marketing expense for the six months ended June 30, 2024 increased as compared to the same period in 2023 due to an increase in personnel expense due to growth in headcount and increased sales commissions.
Share-Based Compensation
The table below summarizes share-based compensation expense by major category (dollars in millions):

	Three Months Ended June 30,		Dollar Change	Percentage Change	Six Months Ended June 30,		Dollar Change	Percentage Change
	2024	2023			2024	2023
Category:
Stock options	$8.1	$1.6	$6.5	406%	$13.8	$6.5	$7.3	112%
Restricted stock units	19.2	13.6	5.6	41%	34.7	25.8	8.9	34%
STAP awards	21.9	(1.9)	23.8	NM(1)	25.8	(31.9)	57.7	181%
Employee stock purchase plan	0.5	0.5	—	—%	1.0	1.0	—	—%
Total share-based compensation expense	$49.7	$13.8	$35.9	260%	$75.3	$1.4	$73.9	NM(1)
(1)Calculation is not meaningful.
The table below summarizes share-based compensation expense by line item in our consolidated statements of operations (dollars in millions):

	Three Months Ended June 30,		Dollar Change	Percentage Change	Six Months Ended June 30,		Dollar Change	Percentage Change
	2024	2023			2024	2023
Cost of sales	$1.9	$0.9	$1.0	111%	$3.0	$0.5	$2.5	500%
Research and development	8.6	5.0	3.6	72%	15.0	6.3	8.7	138%
Selling, general, and administrative	39.2	7.9	31.3	396%	57.3	(5.4)	62.7	NM(1)
Total share-based compensation expense	$49.7	$13.8	$35.9	260%	$75.3	$1.4	$73.9	NM(1)
(1) Calculation is not meaningful.
The increase in share-based compensation expense for the three and six months ended June 30, 2024, as compared to the same periods in 2023, was primarily due to an increase in STAP expense driven by a 39 percent increase in our stock price for the three months ended June 30, 2024, as compared to a one percent decrease in our stock price for the same period in

Quarterly Report	39

Part I. Financial Information
2023 and a 45 percent increase in our stock price for the six months ended June 30, 2024, as compared to a 21 percent decrease in our stock price for the same period in 2023. For more information, see Note 8—Share-Based Compensation to our consolidated financial statements.
Other Income (Expense), Net
The change in other income (expense), net for the six months ended June 30, 2024, as compared to the same period in 2023, was primarily due to net unrealized gains on equity securities. See Note 3—Investments and Note 4—Fair Value Measurements to our consolidated financial statements.
Income Tax Expense
Income tax expense for the six months ended June 30, 2024 and 2023 was $169.2 million and $127.0 million, respectively. Our effective income tax rate (ETR) for the six months ended June 30, 2024 and 2023 was 22 percent and 20 percent, respectively. Our ETR for the six months ended June 30, 2024 increased compared to our ETR for the six months ended June 30, 2023 primarily due to an increase in state taxes and a decrease in excess tax benefits from share-based compensation, partially offset by a lower amount of uncertain tax positions recorded.
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
The share purchase under the ASR agreement was divided into two tranches, resulting in upfront payments of $300 million and $700 million, respectively. The final settlement of the $300 million tranche occurred in June 2024, and we received an additional 181,772 shares of our common stock upon settlement. At the final settlement of the $700 million second tranche, which we expect to occur in the third quarter of 2024, we may be entitled to receive additional shares of common stock, or, under certain limited circumstances, be required to make a cash payment to Citi or, if we so elect, deliver shares of common stock to Citi.
The final number of shares that we will ultimately repurchase pursuant to the ASR agreement will be based on the average of the daily volume-weighted average price per share of our common stock during the repurchase period, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR agreement.
Financial Condition, Liquidity, and Capital Resources
We have funded our operations principally through sales of our commercial products and, from time-to-time, third-party financing arrangements. We believe that our current sources of liquidity are sufficient to fund ongoing operations and future business plans as we expect aggregate growth in revenues from our commercial products. Furthermore, our customer base remains stable and we believe that it presents minimal credit risk. However, any projections of future cash flows are inherently subject to uncertainty and we may seek other forms of financing. In March 2022, we entered into a credit agreement (the Credit Agreement), which provides for unsecured revolving credit facilities of up to $2.0 billion in the aggregate. Our aggregate outstanding balance under the Credit Agreement was $500.0 million and $700.0 million as of June 30, 2024 and December 31, 2023, respectively. Although our credit facility matures in 2029, we classified $400.0 million of the outstanding balance as a current liability on our consolidated balance sheet as of June 30, 2024 as we intend to repay this amount within one year.
Cash and Cash Equivalents and Marketable Investments
Cash and cash equivalents and marketable investments comprise the following (dollars in millions):

	June 30, 2024	December 31, 2023	Dollar Change	Percentage Change
Cash and cash equivalents	$1,355.7	$1,207.7	$148.0	12%
Marketable investments—current	1,615.8	1,786.4	(170.6)	(10)%
Marketable investments—non-current	1,330.4	1,909.8	(579.4)	(30)%
Total cash and cash equivalents and marketable investments	$4,301.9	$4,903.9	$(602.0)	(12)%

40	United Therapeutics, a public benefit corporation

Part I. Financial Information
Cash Flows
Cash flows comprise the following (dollars in millions):

	Six Months Ended June 30,		Dollar Change	Percentage Change
	2024	2023
Net cash provided by operating activities	$608.7	$481.1	$127.6	27%
Net cash provided by (used in) investing activities	$655.3	$(448.3)	$1,103.6	246%
Net cash (used in) provided by financing activities	$(1,116.0)	$73.3	$(1,189.3)	NM(1)
(1)Calculation is not meaningful.
Operating Activities
Our operating assets and liabilities consist primarily of accounts receivable, inventories, accounts payable, accrued expenses, liabilities for our STAP awards, and tax-related payables and receivables.
The increase of $127.6 million in net cash provided by operating activities for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, was primarily due to an increase in net income.
Investing Activities
The increase of $1,103.6 million in net cash provided by investing activities for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, was primarily due to: (1) a $1,102.4 million increase in cash provided by total purchases, sales, and maturities of marketable investments; and (2) a $2.7 million decrease in cash paid to purchase property, plant, and equipment; partially offset by a $1.0 million increase in deposits.
Financing Activities
The increase of $1,189.3 million in net cash used in financing activities for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, was primarily due to: (1) a $1.0 billion payment to repurchase common stock; and (2) $200.0 million of repayments on our line of credit; partially offset by an $8.2 million increase in proceeds from the exercise of stock options.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk has not materially changed since December 31, 2023.

Quarterly Report	41

Part I. Financial Information
Item 4. Controls and Procedures
Based on their evaluation, as of June 30, 2024, our Chairperson and Chief Executive Officer and our Chief Financial Officer and Treasurer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, summarized, processed, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chairperson and Chief Executive Officer and our Chief Financial Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

42	United Therapeutics, a public benefit corporation

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
Our clinical trials have been and in the future may be discontinued, delayed, canceled, or disqualified for various reasons, including: (1) pandemics such as the COVID-19 pandemic, which initially caused us to suspend enrollment of most of our clinical studies; (2) the drug is unsafe or ineffective, or physicians and/or patients believe that the drug is unsafe or ineffective, or that other therapies are safer, more effective, better tolerated, or more convenient; (3) patients do not enroll in or complete clinical trials at the rate we expect, due to the availability of alternative therapies, the enrollment of competing clinical trials, or other reasons; (4) we, or clinical trial sites or other third parties, do not adhere to trial protocols and required quality controls under good clinical practices (GCP) regulations and similar regulations outside the United States; (5) patients experience severe side effects during treatment or die during our trials because of adverse events; and (6) the results of clinical trials conducted in a particular country are not acceptable to regulators in other countries.
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

Quarterly Report	43

Part II. Other Information
Numerous treatments compete with our commercial therapies. For example, for the treatment of PAH, we compete with over fifteen branded and generic drugs. Sales of a generic version of Adcirca launched in August 2018 have had a material adverse impact on our sales of Adcirca. The availability of generic treprostinil injection in the United States could materially impact our revenues, and generic competition materially impacted our Remodulin revenues outside the United States. Our competitors are also developing new products that may compete with ours. For example, Merck received approval for Winrevair™ (sotatercept) in March 2024, which competes with our treprostinil-based products. In addition, Liquidia is developing Yutrepia, which could be approved by the FDA during 2024 and if successful would compete with our treprostinil-based products. Both products could potentially materially adversely affect our revenues. There are also two therapies approved for the treatment of IPF, and we are aware of a significant number of additional therapies being developed for the treatment of IPF, which would compete with Tyvaso DPI and nebulized Tyvaso if they are ultimately approved for that indication.
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
Our internal manufacturing process subjects us to risks as we engage in increasingly complex manufacturing processes. We manufacture our entire supply of Orenitram and Unituxin without an FDA-approved back-up manufacturing site. We do not plan to engage a third party to manufacture Orenitram; however, we have initiated efforts to qualify a third party to manufacture the active ingredient in Unituxin, which will take multiple years and may not succeed. Our organ manufacturing programs will involve exceptionally complicated manufacturing processes, many of which have never been attempted on a clinical or commercial scale. It will take substantial time and resources to develop and implement such manufacturing processes, and we may never be able to do so successfully. Additional risks of our manufacturing strategy include the following:

44	United Therapeutics, a public benefit corporation

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
•The infrastructure of our internal manufacturing facilities, along with certain facilities of our third-party manufacturers, is aging. These facilities have highly sophisticated and complex utility systems and manufacturing equipment. If any of these systems or equipment require long-term repair or replacement, the impacted facility may not be able to manufacture product for a substantial period of time.
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

Quarterly Report	45

Part II. Other Information
alternatives that could require a lengthy regulatory approval process. Due to the nature of our products, alternative suppliers may not be readily available, causing us to rely solely on internal capabilities to meet future demand.
•In 2024, we began operating a clinical scale, designated pathogen-free facility (DPF) to produce our xenotransplantation products for human clinical studies. This facility houses gene-edited pigs in a highly controlled containment environment. This facility is a first of its kind, and unforeseen operational issues or disease outbreak amongst its herd could significantly impact the clinical development timelines for our xenotransplantation products. We will need to construct additional clinical and commercial-scale DPF facilities at significant expense in order to support the development and commercialization of our xenotransplantation products. We expect to begin construction of one or more commercial-scale DPF facilities well before our xenotransplantation products could potentially be approved, and if development of our xenotransplantation products fails or demand is significantly less than anticipated, we will not recoup our significant investment in these facilities. In addition, prior to approval of our xenotransplantation products, we may not construct the number of facilities that we believe will ultimately be required to meet patient demand, which may delay our ability to meet demand when and if our xenotransplantation products are approved.
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
We rely on two contract manufacturers — Minnetronix Inc. and Phillips-Medisize Corp. — to manufacture the Tyvaso Inhalation System for nebulized Tyvaso. As nebulized Tyvaso is a drug-device combination product, we cannot sell nebulized Tyvaso without the Tyvaso Inhalation System. We also rely on various third parties to supply the monthly disposable device accessories that are used with the Tyvaso Inhalation System. We currently rely entirely on MannKind to manufacture Tyvaso DPI finished drug product and inhalers for us. If MannKind is unable to manufacture Tyvaso DPI in sufficient quantities for us for any reason, our commercial sales of Tyvaso DPI could be materially and adversely impacted.
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

46	United Therapeutics, a public benefit corporation

Part II. Other Information
conduct or assist us in conducting clinical trials in accordance with study protocols, quality controls, GCP, or other applicable requirements or to submit associated regulatory filings, could limit or prevent our ability to rely on results of those trials in seeking regulatory approvals.
Reports of actual or perceived side effects and other adverse effects associated with our products could cause our sales to decrease or regulatory approvals to be revoked.
Reports of side effects and other adverse effects associated with our products could affect a physician’s decision to prescribe or a patient’s willingness to use our products, which may have a significant adverse impact on sales of our products. An example of a known risk associated with the pump system used for intravenous Remodulin is sepsis, which is a serious and potentially life-threatening infection of the bloodstream caused by a wide variety of bacteria. In addition, Unituxin is associated with severe side effects, and its label contains a boxed warning related to potential infusion reactions and neurotoxicity. We are required to report certain adverse effects to the FDA and its international counterparts. Development of new products, and new formulations and indications for existing products, could result in new side effects and other adverse effects which may be serious in nature. If the use of our products harms patients or is perceived to harm patients, regulatory approvals could be revoked or otherwise negatively impacted.
Negative attention from special interest groups may impair our business.
Our early-stage research and development involves animal testing required by regulatory authorities, which we conduct both directly and through contracts with third parties. Our xenotransplantation and regenerative medicine programs rely heavily on the use of animals to manufacture and test our products. Certain special interest groups categorically object to the use of animals for research purposes. Any negative attention, threats, or acts of vandalism directed against our animal research or manufacturing activities could impede the operation of our business.
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
The products we develop must be approved for marketing and sale by regulatory agencies. Our research and development efforts must comply with extensive regulations, including those promulgated by the FDA, the U.S. Department of Agriculture, and their international counterparts, as applicable. The process of obtaining and maintaining regulatory approvals for new drugs, biologics, and medical devices is lengthy, expensive, and uncertain. The regulatory approval process is particularly uncertain for our transplantation programs, which include the development of xenotransplantation, regenerative medicine, 3D organ bioprinting, and cell-based products. Once approved, the manufacture, distribution, advertising, and marketing of our products are subject to extensive regulation, including requirements related to product labeling, pharmacovigilance and adverse event and medical device reporting, complaint processing, storage, distribution, and record-keeping. Our product candidates have in the past and may in the future fail to receive regulatory approval. If granted, product approvals can be conditioned on the completion of post-marketing clinical studies, accompanied by significant restrictions on the use or marketing of a given product and withdrawn for failure to comply with regulatory requirements, such as post-marketing requirements and post-marketing commitments, or upon the occurrence of adverse events subsequent to commercial introduction. Our ability to obtain regulatory approvals for our products has been, and in the future may be, materially impacted by the outcome and quality of our clinical trials and other data submitted to regulators, as well as the quality of our manufacturing operations and those of our third-party contract manufacturers and contract laboratories. In addition, third parties may submit citizen petitions to the FDA seeking to delay approval of, or impose additional approval conditions for, our products. If successful, citizen petitions can significantly delay, or even prevent, the approval of our products. For

Quarterly Report	47

Part II. Other Information
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

48	United Therapeutics, a public benefit corporation

Part II. Other Information
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
Under the IRA discounting program that will replace the coverage gap discount program in 2025, manufacturers must give a 10 percent discount on Part D drugs in the initial coverage phase, and a 20 percent discount on Part D drugs in the so-called “catastrophic phase” (the phase after the patient incurs costs above the initial phase out-of-pocket threshold, which will be $2,000 beginning in 2025). The IRA allows the 10 and 20 percent discounts to be phased in over time for certain drugs for “specified small manufacturers.” In April 2024, CMS informed us that we are deemed a specified small manufacturer. We are still evaluating the potential impact of this status on our future revenues.
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

Quarterly Report	49

Part II. Other Information
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
We participate in the 340B program and have implemented a policy regarding the distribution of our drugs at 340B ceiling prices through third-party pharmacies that contract with 340B covered entities, known as “340B contract pharmacies”. Under our 340B contract pharmacy policy, which we adopted to address program integrity risks, our drugs are only shipped at the 340B ceiling price to those 340B contract pharmacies that meet certain criteria. Our policy has no impact on 340B purchases by 340B covered entities themselves. Our contract pharmacy policy preserves patient access, while addressing compliance and integrity concerns resulting from the proliferation of contract pharmacies. Nonetheless, HHS, in a non-binding (and now-retracted) Advisory Opinion, stated that manufacturers in the 340B program are obligated to sell their covered outpatient drugs at the 340B ceiling price to all contract pharmacies acting as agents of a covered entity. Certain covered entities have expressed the view that participating manufacturers are obligated to sell their covered outpatient drugs to all contract pharmacies of a covered entity.
We and certain other manufacturers initiated litigation challenging the Advisory Opinion and HRSA’s position on contract pharmacies generally. HHS subsequently withdrew the Advisory Opinion, but HRSA issued letters to manufacturers, including us, threatening enforcement action if the manufacturers do not abandon their 340B contract pharmacy policies. We filed suit against HHS and HRSA in June 2021 in the U.S. District Court for the District of Columbia. In September 2021, HRSA sent to us, along with the other manufacturers challenging HRSA’s 340B interpretation, letters stating that HRSA was referring this issue to the OIG for potential enforcement action. We have not had any communication from the OIG regarding our 340B contract pharmacy policy. In November 2021, the court granted our motion for summary judgment, ruling that the letters threatening enforcement action “contain legal reasoning that rests upon an erroneous reading of Section 340B.” HRSA appealed, and the appellate court affirmed the lower court’s decision in our favor.
If HRSA develops a new theory of liability, we may face enforcement action or penalties as well as adverse publicity. Such an outcome may also prompt other parties to challenge our policies. It is also possible that covered entities could bring an action against us under the administrative dispute resolution pathway. We expect the compliance of policies like ours will continue to be litigated. We may also face enforcement action under the laws of certain states that are seeking to impose their own 340B contract pharmacy requirements. Such actions could, if determined adversely to us, result in penalties and other sanctions that could have a negative impact on our business. If we are unable to curb the proliferation of abuses caused by 340B contract pharmacies, we could see increased sales at 340B ceiling prices, which could have a material adverse impact on our revenues.
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

50	United Therapeutics, a public benefit corporation

Part II. Other Information
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

Quarterly Report	51

Part II. Other Information
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

52	United Therapeutics, a public benefit corporation

Part II. Other Information
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
We may borrow up to $2.0 billion under our Credit Agreement, which matures in March 2029. Currently, our outstanding principal balance is $500.0 million. Our ability to repay or refinance our debt obligations under our Credit Agreement and any future debt that we may incur will depend on our financial condition and operating performance, which are subject to a number of factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on our indebtedness. Our inability to generate sufficient cash flows to satisfy our debt obligations would materially and adversely affect our financial position and results of operations. If we cannot repay or refinance our debt as it becomes due, we may be forced to take disadvantageous actions, including reducing or delaying investments and capital expenditures, disposing of material assets or operations, seeking additional debt or equity capital, or restructuring or refinancing our indebtedness. We may not be able to effect any such alternative measures on commercially reasonable terms or at all and, even if successful, such actions may not enable us to meet any such debt service obligations. In addition, our ability to withstand competitive pressures and to react to changes in our industry could be impaired.
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

Quarterly Report	53

Part II. Other Information
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

54	United Therapeutics, a public benefit corporation

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

Quarterly Report	55

Part II. Other Information
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2024 - April 30, 2024	—	$—	—	$—
May 1, 2024 - May 30, 2024	—	—	—	—
June 1, 2024 - June 30, 2024(1)	181,772	257.66	181,772	—
Total	181,772	$257.66	181,772	$—
(1)As announced on March 25, 2024, our Board of Directors approved a share repurchase program authorizing up to $1.0 billion (plus the amount of any customary contingent settlement obligations that may arise upon the expiration or early termination of an accelerated share repurchase contract) in aggregate repurchases of our common stock, which program has no expiration. Pursuant to this authorization, we entered into the ASR agreement with Citi on March 25, 2024 to repurchase $1.0 billion of our common stock. We made an aggregate upfront payment of $1.0 billion to Citi and on March 27, 2024, 3,275,199 shares of our common stock, representing approximately 80 percent of the total shares that would be repurchased under the ASR agreement measured based on the closing price of our common stock on March 25, 2024, were delivered to us. The share purchase under the ASR agreement was divided into two tranches, resulting in upfront payments of $300 million and $700 million, respectively. The final settlement of the $300 million tranche occurred in June 2024, and we received an additional 181,772 shares of our common stock upon settlement. At the final settlement of the $700 million second tranche, which we expect to occur in the third quarter of 2024, we may be entitled to receive additional shares of common stock, or, under certain limited circumstances, be required to make a cash payment to Citi or, if we so elect, deliver shares of common stock to Citi. The average price paid per share was based on the volume-weighted average price per share of our common stock during the repurchase period under the ASR agreement, less a discount.
Item 5. Other Information
(c)    Trading Plans
On May 17, 2024, James Edgemond, a Section 16 officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to exercise up to 100,000 stock options, and to sell up to 80,000 shares of common stock received upon exercise of such stock options, subject to certain conditions.
On June 20, 2024, Paul Mahon, a Section 16 officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to exercise up to 91,250 STAP awards, subject to certain conditions.
During the three months ended June 30, 2024, no director or Section 16 officer terminated any Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

56	United Therapeutics, a public benefit corporation

Part II. Other Information
Item 6. Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed October 1, 2021
3.2	Tenth Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed April 21, 2023
4.1	Reference is made to Exhibits 3.1 and 3.2
10.1	United Therapeutics Corporation Amended and Restated 2015 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 27, 2024
10.2*	Seventh Amendment to Specialty Pharmacy Network Agreement, dated as of June 7, 2024, between the Registrant and Accredo Health Group, Inc.
10.3*
Twelfth Amendment to Wholesale Product Purchase Agreement, dated as of June 20, 2024, by and between Priority Healthcare Distribution, Inc., doing business as CuraScript SD Specialty Distribution, and the Registrant.

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
101*
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed with the SEC on July 31, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) our Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023; (2) our Consolidated Statements of Operations for the three- and six-month periods ended June 30, 2024 and 2023; (3) our Consolidated Statements of Comprehensive Income for the three- and six-month periods ended June 30, 2024 and 2023; (4) our Consolidated Statements of Stockholders’ Equity for the three- and six-month periods ended June 30, 2024 and 2023; (5) our Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2024 and 2023; and (6) the Notes to our Consolidated Financial Statements.

104*	Cover Page Interactive Data File (embedded within the iXBRL document)
*    Filed herewith.
Note: Except as otherwise noted above, all exhibits incorporated by reference to the Registrant’s previously filed reports with the Securities and Exchange Commission are filed under File No. 000-26301.

Quarterly Report	57

Part II. Other Information
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED THERAPEUTICS CORPORATION

July 31, 2024	By:	/s/ MARTINE ROTHBLATT
Martine Rothblatt, Ph.D.
	Title:	Chairperson and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ JAMES C. EDGEMOND
James C. Edgemond
	Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

58	United Therapeutics, a public benefit corporation