Form 10-Q
period 2024-09-30
UNITED THERAPEUTICS Corp
filed 2024-10-30
CIK 1082554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2024
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☒
The number of shares outstanding of the issuer’s common stock, par value $.01 per share, as of October 23, 2024 was 44,644,519.

2	United Therapeutics, a public benefit corporation

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Consolidated Balance Sheets
(In millions, except share data)

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,553.9	$1,207.7
Marketable investments	1,772.6	1,786.4
Accounts receivable, no allowance for 2024 and 2023	341.8	278.9
Inventories, net	146.7	111.8
Other current assets	185.4	166.2
Total current assets	4,000.4	3,551.0
Marketable investments	1,279.4	1,909.8
Goodwill and other intangible assets, net	112.1	114.2
Property, plant, and equipment, net	1,156.7	1,045.4
Deferred tax assets, net	390.9	394.8
Other non-current assets	183.6	151.8
Total assets	$7,123.1	$7,167.0
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$363.9	$298.0
Line of credit (current)	400.0	400.0
Share tracking awards plan	29.4	35.4
Other current liabilities	80.1	71.0
Total current liabilities	873.4	804.4
Line of credit (non-current)	—	300.0
Other non-current liabilities	148.8	77.8
Total liabilities	1,022.2	1,182.2
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01, 10,000,000 shares authorized, no shares issued	—	—
Common stock, par value $.01, 245,000,000 shares authorized, 74,782,248 and 73,659,761 shares issued, and 44,615,658 and 47,040,545 shares outstanding as of September 30, 2024 and December 31, 2023, respectively	0.7	0.7
Additional paid-in capital	2,647.2	2,549.0
Accumulated other comprehensive income (loss)	7.4	(12.8)
Treasury stock, 30,166,590 and 26,619,216 shares as of September 30, 2024 and December 31, 2023, respectively	(3,475.3)	(2,579.2)
Retained earnings	6,920.9	6,027.1
Total stockholders’ equity	6,100.9	5,984.8
Total liabilities and stockholders’ equity	$7,123.1	$7,167.0

See accompanying notes to consolidated financial statements.

Quarterly Report	3

Part I. Financial Information
Consolidated Statements of Operations
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)
Total revenues	$748.9	$609.4	$2,141.5	$1,712.8
Operating expenses:
Cost of sales	83.1	70.1	233.8	186.5
Research and development	103.5	84.7	347.2	256.6
Selling, general, and administrative	219.2	127.6	541.2	344.9
Total operating expenses	405.8	282.4	1,122.2	788.0
Operating income	343.1	327.0	1,019.3	924.8
Interest income	49.8	45.3	149.8	111.7
Interest expense	(10.1)	(15.6)	(35.0)	(44.2)
Other income (expense), net	5.8	(4.9)	8.4	(13.4)
Total other income, net	45.5	24.8	123.2	54.1
Income before income taxes	388.6	351.8	1,142.5	978.9
Income tax expense	(79.5)	(84.2)	(248.7)	(211.2)
Net income	$309.1	$267.6	$893.8	$767.7
Net income per common share:
Basic	$6.93	$5.71	$19.73	$16.44
Diluted	$6.39	$5.38	$18.43	$15.48
Weighted average number of common shares outstanding:
Basic	44.6	46.9	45.3	46.7
Diluted	48.4	49.7	48.5	49.6

See accompanying notes to consolidated financial statements.

4	United Therapeutics, a public benefit corporation

Part I. Financial Information
Consolidated Statements of Comprehensive Income
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)
Net income	$309.1	$267.6	$893.8	$767.7
Other comprehensive income:
Foreign currency translation loss included in net income	—	—	2.4	—
Defined benefit pension plan:
Actuarial loss arising during period, net of tax	—	—	(0.5)	(0.9)
Actuarial gain and prior service cost included in net periodic pension cost, net of tax	(1.1)	(0.9)	(3.4)	(4.0)
Total defined benefit pension plan, net of tax	(1.1)	(0.9)	(3.9)	(4.9)
Available-for-sale debt securities:
Unrealized gain arising during period, net of tax	23.4	7.8	20.6	16.7
Realized loss included in net income, net of tax	—	—	1.1	—
Total gain on available-for-sale debt securities, net of tax	23.4	7.8	21.7	16.7
Other comprehensive income, net of tax	22.3	6.9	20.2	11.8
Comprehensive income	$331.4	$274.5	$914.0	$779.5
During the three and nine months ended September 30, 2024, the tax (benefit) expense in other comprehensive income was $(0.1) million and $(0.3) million, respectively, for the defined benefit pension plan and $7.6 million and $7.0 million, respectively, for the available-for-sale debt securities.
During the three and nine months ended September 30, 2023, the tax (benefit) expense in other comprehensive income was $(0.1) million and $(0.7) million, respectively, for the defined benefit pension plan and $2.5 million and $5.2 million, respectively, for the available-for-sale debt securities.

See accompanying notes to consolidated financial statements.

Quarterly Report	5

Part I. Financial Information
Consolidated Statements of Stockholders’ Equity
(In millions)

	Three Months Ended September 30, 2024
	(Unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Retained Earnings	Stockholders’ Equity
	Shares	Amount
Balance, July 1, 2024	74.5	$0.7	$2,543.1	$(14.9)	$(3,443.5)	$6,611.8	$5,697.2
Net income	—	—	—	—	—	309.1	309.1
Unrealized gain on available-for-sale debt securities	—	—	—	23.4	—	—	23.4
Defined benefit pension plan	—	—	—	(1.1)	—	—	(1.1)
Shares issued under employee stock purchase plan (ESPP)	—	—	3.8	—	—	—	3.8
Restricted stock units (RSUs) withheld for taxes	—	—	(0.4)	—	—	—	(0.4)
Share repurchase	—	—	32.4	—	(32.4)	—	—
Excise tax on net share repurchase	—	—	—	—	0.6	—	0.6
Exercise of stock options	0.3	—	32.5	—	—	—	32.5
Share-based compensation	—	—	35.8	—	—	—	35.8
Balance, September 30, 2024	74.8	$0.7	$2,647.2	$7.4	$(3,475.3)	$6,920.9	$6,100.9

	Three Months Ended September 30, 2023
	(Unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Retained Earnings	Stockholders’ Equity
	Shares	Amount
Balance, July 1, 2023	73.5	$0.7	$2,497.7	$(50.6)	$(2,579.2)	$5,542.4	$5,411.0
Net income	—	—	—	—	—	267.6	267.6
Unrealized gain on available-for-sale debt securities	—	—	—	7.8	—	—	7.8
Defined benefit pension plan	—	—	—	(0.9)	—	—	(0.9)
Shares issued under ESPP	—	—	3.2	—	—	—	3.2
RSUs withheld for taxes	—	—	(0.2)	—	—	—	(0.2)
Exercise of stock options	0.1	—	4.6	—	—	—	4.6
Share-based compensation	—	—	19.0	—	—	—	19.0
Balance, September 30, 2023	73.6	$0.7	$2,524.3	$(43.7)	$(2,579.2)	$5,810.0	$5,712.1

6	United Therapeutics, a public benefit corporation

Part I. Financial Information

	Nine Months Ended September 30, 2024
	(Unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Retained Earnings	Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2024	73.7	$0.7	$2,549.0	$(12.8)	$(2,579.2)	$6,027.1	$5,984.8
Net income	—	—	—	—	—	893.8	893.8
Foreign currency translation loss	—	—	—	2.4	—	—	2.4
Unrealized gain on available-for-sale debt securities	—	—	—	21.7	—	—	21.7
Defined benefit pension plan	—	—	—	(3.9)	—	—	(3.9)
Shares issued under ESPP	—	—	7.7	—	—	—	7.7
RSUs withheld for taxes	—	—	(11.9)	—	—	—	(11.9)
Share repurchase	—	—	(109.7)	—	(890.3)	—	(1,000.0)
Excise tax on net share repurchase	—	—	—	—	(5.8)	—	(5.8)
Common stock issued for RSUs vested	0.1	—	—	—	—	—	—
Exercise of stock options	1.0	—	126.8	—	—	—	126.8
Share-based compensation	—	—	85.3	—	—	—	85.3
Balance, September 30, 2024	74.8	$0.7	$2,647.2	$7.4	$(3,475.3)	$6,920.9	$6,100.9

	Nine Months Ended September 30, 2023
	(Unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Retained Earnings	Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2023	72.7	$0.7	$2,388.4	$(55.5)	$(2,579.2)	$5,042.3	$4,796.7
Net income	—	—	—	—	—	767.7	767.7
Unrealized gain on available-for-sale debt securities	—	—	—	16.7	—	—	16.7
Defined benefit pension plan	—	—	—	(4.9)	—	—	(4.9)
Shares issued under ESPP	—	—	6.6	—	—	—	6.6
RSUs withheld for taxes	—	—	(13.7)	—	—	—	(13.7)
Common stock issued for RSUs vested	0.1	—	—	—	—	—	—
Exercise of stock options	0.8	—	90.7	—	—	—	90.7
Share-based compensation	—	—	52.3	—	—	—	52.3
Balance, September 30, 2023	73.6	$0.7	$2,524.3	$(43.7)	$(2,579.2)	$5,810.0	$5,712.1

See accompanying notes to consolidated financial statements.

Quarterly Report	7

Part I. Financial Information
Consolidated Statements of Cash Flows
(In millions)

	Nine Months Ended September 30,
	2024	2023
	(Unaudited)
Cash flows from operating activities:
Net income	$893.8	$767.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52.8	39.5
Share-based compensation expense	117.0	22.5
Impairment of property, plant, and equipment	—	3.6
Other	(21.7)	0.1
Changes in operating assets and liabilities:
Accounts receivable	(62.9)	(38.2)
Inventories	(35.3)	(6.6)
Accounts payable and accrued expenses	60.7	80.2
Other assets and liabilities	(18.5)	(41.5)
Net cash provided by operating activities	985.9	827.3
Cash flows from investing activities:
Purchases of property, plant, and equipment	(159.8)	(151.7)
Deposits	(22.5)	(14.3)
Purchases of available-for-sale debt securities	(1,167.6)	(2,206.3)
Maturities of available-for-sale debt securities	1,059.0	1,610.6
Sales of available-for-sale debt securities	831.8	—
Purchase of investment in privately-held company	(0.5)	—
Net cash provided by (used in) investing activities	540.4	(761.7)
Cash flows from financing activities:
Payments to repurchase common stock	(1,000.0)	—
Repayment of line of credit	(300.0)	—
Payments of debt issuance costs	(2.7)	(2.7)
Proceeds from the exercise of stock options	126.8	90.7
Proceeds from the issuance of stock under ESPP	7.7	6.6
RSUs withheld for taxes	(11.9)	(13.7)
Net cash (used in) provided by financing activities	(1,180.1)	80.9
Net increase in cash and cash equivalents	$346.2	$146.5
Cash and cash equivalents, beginning of period	1,207.7	961.2
Cash and cash equivalents, end of period	$1,553.9	$1,107.7
Supplemental cash flow information:
Cash paid for interest	$33.0	$41.8
Cash paid for income taxes	$289.3	$235.9
Non-cash investing and financing activities:
Non-cash additions to property, plant, and equipment	$23.6	$34.8
Measurement period adjustment to purchase price	$(1.4)	$—
Excise tax on net share repurchase	$5.8	$—
Receivable from maturity of available-for-sale debt securities	$—	$60.0

See accompanying notes to consolidated financial statements.

8	United Therapeutics, a public benefit corporation

Part I. Financial Information
Notes to Consolidated Financial Statements
September 30, 2024 (Unaudited)
1. Organization and Business Description
United Therapeutics Corporation is a biotechnology company focused on the development and commercialization of innovative products to address the unmet medical needs of patients with chronic and life-threatening conditions. In 2021, we converted to a Delaware public benefit corporation, with the express public benefit purpose to provide a brighter future for patients through (a) the development of novel pharmaceutical therapies; and (b) technologies that expand the availability of transplantable organs.
We have approval from the U.S. Food and Drug Administration (FDA) to market the following therapies: Tyvaso DPI® (treprostinil) Inhalation Powder (Tyvaso DPI), Tyvaso® (treprostinil) Inhalation Solution (nebulized Tyvaso), Remodulin® (treprostinil) Injection (Remodulin), Orenitram® (treprostinil) Extended-Release Tablets (Orenitram), Unituxin® (dinutuximab) Injection (Unituxin), and Adcirca® (tadalafil) Tablets (Adcirca). We also derive revenues outside the United States from sales of nebulized Tyvaso, Remodulin, and Unituxin, and within the United States from sales of commercial ex vivo lung perfusion services.
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
In our management’s opinion, the accompanying consolidated financial statements contain all adjustments, including normal, recurring adjustments, necessary to fairly present our financial position as of September 30, 2024 and December 31, 2023, our statements of operations, comprehensive income, and stockholders’ equity for the three- and nine-month periods ended September 30, 2024 and 2023, and our statements of cash flows for the nine-month periods ended September 30, 2024 and 2023. Interim results are not necessarily indicative of results for an entire year.
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
3. Investments
Marketable Investments
Available-for-Sale Debt Securities
Available-for-sale debt securities are recorded at fair value, with the portion of the unrealized gains and losses that are not credit-related included as a component of accumulated other comprehensive income (loss) in stockholders’ equity, until realized. Available-for-sale debt securities consisted of the following (in millions):

As of September 30, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency securities	$2,413.9	$11.4	$(1.5)	$2,423.8
Corporate debt securities	602.8	4.8	(0.7)	606.9
Total	$3,016.7	$16.2	$(2.2)	$3,030.7

Reported under the following captions in our consolidated balance sheets:
Cash and cash equivalents	$2.7
Current marketable investments	1,748.6
Non-current marketable investments	1,279.4
Total	$3,030.7

As of December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency securities	$3,044.5	$5.3	$(17.2)	$3,032.6
Corporate debt securities	727.2	2.1	(4.7)	724.6
Total(1)	$3,771.7	$7.4	$(21.9)	$3,757.2

Reported under the following captions in our consolidated balance sheets:
Cash and cash equivalents	$75.9
Current marketable investments	1,771.5
Non-current marketable investments	1,909.8
Total(1)	$3,757.2

(1)Total excludes $21.0 million related to available-for-sale debt securities that matured on December 31, 2023, although cash proceeds were not received until January 2, 2024. We recorded the $21.0 million receivable within other current assets in our consolidated balance sheets as of December 31, 2023.

10	United Therapeutics, a public benefit corporation

Part I. Financial Information
The following tables present gross unrealized losses and fair value for those available-for-sale debt securities that were in an unrealized loss position as of September 30, 2024 and December 31, 2023, aggregated by investment category and length of time that the individual securities have been in a continuous loss position (in millions):

	Less than 12 months		12 months or longer		Total
As of September 30, 2024	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency securities	$238.0	$(0.2)	$671.2	$(1.3)	$909.2	$(1.5)
Corporate debt securities	25.9	—	112.4	(0.7)	138.3	(0.7)
Total	$263.9	$(0.2)	$783.6	$(2.0)	$1,047.5	$(2.2)

	Less than 12 months		12 months or longer		Total
As of December 31, 2023	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency securities	$1,101.8	$(4.4)	$838.1	$(12.8)	$1,939.9	$(17.2)
Corporate debt securities	209.4	(0.5)	284.1	(4.2)	493.5	(4.7)
Total	$1,311.2	$(4.9)	$1,122.2	$(17.0)	$2,433.4	$(21.9)

As of September 30, 2024 and December 31, 2023, we held 155 and 385 available-for-sale debt securities, respectively, that were in an unrealized loss position. In assessing whether the decline in fair value as of September 30, 2024 of any of these securities resulted from a credit loss, we consulted with our investment managers and reviewed the credit ratings for each security. We believe that these unrealized losses are a direct result of the current interest rate environment and do not represent an indication of credit loss. We do not intend to sell the investments in unrealized loss positions prior to their maturity and it is not more likely than not that we will be required to sell these investments before recovery of their amortized cost basis. There were no impairments due to credit loss on our available-for-sale debt securities during the three and nine months ended September 30, 2024 and 2023.
The following table summarizes the contractual maturities of available-for-sale debt securities (in millions). Actual maturities may differ from contractual maturities because the issuers of certain of these debt securities have the right to call the securities or prepay their obligations under the securities with or without penalties.

	As of September 30, 2024
	Amortized Cost	Fair Value
Due within one year	$1,750.7	$1,751.3
Due in one to three years	1,266.0	1,279.4
Total	$3,016.7	$3,030.7
Investments in Equity Securities with Readily Determinable Fair Values
We held investments in equity securities with readily determinable fair values, in the aggregate, of $24.0 million and $14.9 million as of September 30, 2024 and December 31, 2023, respectively, which are included in current marketable investments in our consolidated balance sheets. Changes in the fair value of publicly-traded equity securities are recorded in our consolidated statements of operations within other income (expense), net. See Note 4—Fair Value Measurements.
Investments in Privately-Held Companies
As of September 30, 2024 and December 31, 2023, we maintained non-controlling equity investments in privately-held companies of $29.0 million and $28.5 million, respectively, in the aggregate. We measure these investments using the measurement alternative because the fair values of these investments are not readily determinable. Under this alternative, the investments are measured at cost, less any impairment, and adjusted for any observable price changes. We include our investments in privately-held companies within other non-current assets in our consolidated balance sheets. These investments are subject to a periodic impairment review and, if impaired, the investment is measured and recorded at fair value in accordance with ASC 820, Fair Value Measurements.

Quarterly Report	11

Part I. Financial Information
4. Fair Value Measurements
We account for certain assets and liabilities at fair value and classify these assets and liabilities within the fair value hierarchy (Level 1, Level 2, or Level 3). Our other current assets and other current liabilities have fair values that approximate their carrying values.
Assets and liabilities subject to fair value measurements are as follows (in millions):

	As of September 30, 2024
	Level 1	Level 2	Level 3	Balance
Assets
Money market funds(1)	$513.8	$—	$—	$513.8
Time deposits(1)	348.6	—	—	348.6
U.S. government and agency securities(2)	—	2,423.8	—	2,423.8
Corporate debt securities(2)	—	606.9	—	606.9
Equity securities(3)	24.0	—	—	24.0
Total assets	$886.4	$3,030.7	$—	$3,917.1
Liabilities
Contingent consideration(4)	—	—	23.1	23.1
Total liabilities	$—	$—	$23.1	$23.1

	As of December 31, 2023
	Level 1	Level 2	Level 3	Balance
Assets
Money market funds(1)	$408.5	$—	$—	$408.5
Time deposits(1)	126.4	—	—	126.4
U.S. government and agency securities(2)	—	3,032.6	—	3,032.6
Corporate debt securities(2)	—	724.6	—	724.6
Equity securities(3)	14.9	—	—	14.9
Total assets	$549.8	$3,757.2	$—	$4,307.0
Liabilities
Contingent consideration(4)	—	—	21.1	21.1
Total liabilities	$—	$—	$21.1	$21.1
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
(3)Included in current marketable investments in our consolidated balance sheets. The fair value of these securities is based on quoted market prices for identical instruments in active markets. During the three and nine months ended September 30, 2024 we recognized $3.1 million and $9.1 million of net unrealized gains, respectively, on these securities. During the three and nine months ended September 30, 2023, we recognized $3.4 million and $13.8 million of net unrealized losses, respectively, on these securities. We recorded these gains and losses in our consolidated statements of operations within other income (expense), net. See Note 3—Investments—Marketable Investments—Investments in Equity Securities with Readily Determinable Fair Values.
(4)Included in other current liabilities and other non-current liabilities in our consolidated balance sheets. The fair value of our contingent consideration obligations has been estimated using probability-weighted discounted cash flow models (DCFs). The DCFs incorporate Level 3 inputs, including estimated discount rates, that we believe market participants would consider relevant in pricing, and the projected timing and amount of cash flows, which are estimated and developed, in part, based on the requirements specific to each acquisition agreement. The fair value of our contingent consideration liabilities increased by $2.0 million during the nine months ended September 30, 2024, of which $1.4 million was a measurement period adjustment during the first quarter of 2024 related to our acquisition of Miromatrix Medical Inc. (Miromatrix) in 2023, with the remaining change recorded within research and development in our consolidated statements of operations.
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

Part I. Financial Information
5. Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value and consist of the following, net of reserves (in millions):

	September 30, 2024	December 31, 2023
Raw materials	$23.7	$21.7
Work-in-progress	32.8	34.4
Finished goods	90.2	55.7
Total inventories	$146.7	$111.8
6. Property, Plant, and Equipment
Property, plant, and equipment consists of the following (in millions):

	September 30, 2024	December 31, 2023
Land and land improvements	$163.1	$148.0
Buildings, building improvements, and leasehold improvements	852.4	685.3
Buildings under construction	175.6	259.1
Furniture, equipment, and vehicles	441.2	381.2
Subtotal	1,632.3	1,473.6
Less—accumulated depreciation	(475.6)	(428.2)
Property, plant, and equipment, net	$1,156.7	$1,045.4
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
On March 31, 2022, we borrowed $800.0 million under the Credit Agreement and used the funds to repay outstanding indebtedness under a prior credit agreement.
As of December 31, 2023, our outstanding aggregate principal balance under the Credit Agreement was $700.0 million. During the three and nine months ended September 30, 2024, we paid down $100.0 million and $300.0 million of our balance under the Credit Agreement, respectively, which brought our aggregate outstanding balance down to $400.0 million as of September 30, 2024. Although our credit facility matures in 2029, we classified all $400.0 million of the outstanding balance as a current liability on our consolidated balance sheet as of September 30, 2024, as we intend to repay this amount within one year.
The Credit Agreement contains customary events of default and customary affirmative and negative covenants. As of September 30, 2024, we were in compliance with these covenants.
The interest expense reported in our consolidated statements of operations for the nine months ended September 30, 2024 and 2023 is related to our borrowings under the Credit Agreement.

Quarterly Report	13

Part I. Financial Information
8. Share-Based Compensation
As of September 30, 2024, we have two shareholder-approved equity incentive plans: the United Therapeutics Corporation Amended and Restated Equity Incentive Plan (the 1999 Plan) and the United Therapeutics Corporation Amended and Restated 2015 Stock Incentive Plan (the 2015 Plan). The 2015 Plan provides for the issuance of up to 13,820,000 shares of our common stock pursuant to awards granted under the 2015 Plan, which includes 1,320,000 shares that were added pursuant to an amendment and restatement of the 2015 Plan approved by our shareholders in June 2024. No further awards will be granted under the 1999 Plan. We also have one equity incentive plan, the United Therapeutics Corporation 2019 Inducement Stock Incentive Plan (the 2019 Inducement Plan), that has not been approved by our shareholders, as permitted by the Nasdaq Stock Market rules. The 2019 Inducement Plan was approved by our Board of Directors in February 2019 and provides for the issuance of up to 99,000 shares of our common stock under awards granted to newly-hired employees. Currently, we grant equity-based awards to employees and members of our Board of Directors in the form of stock options and restricted stock units (RSUs) under the 2015 Plan, and we may grant RSUs to newly-hired employees under the 2019 Inducement Plan. See the sections entitled Stock Options and RSUs below for additional information regarding these equity-based awards.
During the nine months ended September 30, 2024 and 2023, we issued stock options and RSUs to certain executives with vesting conditions tied to the achievement of specified performance criteria through the end of 2026 and 2025, respectively. Throughout the performance period, we reassess the estimated performance and update the number of performance-based awards that we believe will ultimately vest. Estimating future performance requires the use of judgment. Upon the conclusion of the performance period, the performance level achieved and the ultimate number of stock options and RSUs that may vest are determined. Share-based compensation expense for these awards is recorded ratably over their vesting period, depending on the specific terms of the award and anticipated achievement of the specified performance criteria.
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
The following table reflects the components of share-based compensation expense recognized in our consolidated statements of operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options	$8.0	$6.0	$21.8	$12.5
RSUs	27.2	12.5	61.9	38.3
STAP awards	5.9	2.1	31.7	(29.8)
ESPP	0.6	0.5	1.6	1.5
Total share-based compensation expense before tax	$41.7	$21.1	$117.0	$22.5
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
During the nine months ended September 30, 2024 and 2023, in addition to time-based stock options, we granted 0.5 million and 0.4 million performance-based stock options with a total grant date fair value of $50.2 million and $35.6 million, respectively, in each case calculated based on the assumed achievement of maximum performance of the relevant financial performance condition. During the three and nine months ended September 30, 2024 we recorded $7.2 million and $19.1 million of share-based compensation expense, respectively, related to performance-based stock options, calculated based on the assumed levels of performance achievement, as compared to $5.2 million and $6.4 million for the same periods in 2023.

14	United Therapeutics, a public benefit corporation

Part I. Financial Information
The following weighted average assumptions were used in estimating the fair value of stock options granted to employees during the nine months ended September 30, 2024 and 2023:

	September 30, 2024	September 30, 2023
Expected term of awards (in years)	6.5	6.4
Expected volatility	31.6%	31.4%
Risk-free interest rate	4.3%	3.6%
Expected dividend yield	—%	—%
A summary of the activity and status of stock options under our equity incentive plans during the nine-month period ended September 30, 2024 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2024	6,213,853	$136.60
Granted	551,667	238.90
Exercised	(980,999)	129.28
Forfeited	—	—
Outstanding as of September 30, 2024	5,784,521	$147.59	3.8	$1,219.1
Exercisable as of September 30, 2024	4,805,769	$130.94	2.7	$1,092.8
Unvested as of September 30, 2024	978,752	$229.33	9.0	$126.3
The weighted average fair value of a stock option granted during each of the nine-month periods ended September 30, 2024 and September 30, 2023 was $98.06 and $85.39, respectively. These stock options have an aggregate grant date fair value of $54.1 million and $38.9 million, respectively. The total grant date fair value of stock options that vested during the nine-month periods ended September 30, 2024 and September 30, 2023 was $3.5 million and $54.9 million, respectively.
Total share-based compensation expense related to stock options is recorded as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of sales	$—	$—	$—	$—
Research and development	0.1	0.1	0.3	0.2
Selling, general, and administrative	7.9	5.9	21.5	12.3
Share-based compensation expense before taxes	8.0	6.0	21.8	12.5
Related income tax benefit	(0.1)	(0.2)	(0.6)	(0.5)
Share-based compensation expense, net of taxes	$7.9	$5.8	$21.2	$12.0
As of September 30, 2024, unrecognized compensation cost related to stock options was $62.0 million. Unvested outstanding stock options as of September 30, 2024 had a weighted average remaining vesting period of 2.1 years.
Stock option exercise data is summarized below (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Number of options exercised	255,583	38,433	980,999	791,777
Cash received	$32.5	$4.6	$126.8	$90.7
Total intrinsic value of options exercised	$52.9	$4.1	$140.9	$99.5

Quarterly Report	15

Part I. Financial Information
RSUs
Each RSU entitles the recipient to one share of our common stock upon vesting. We measure the fair value of RSUs using the stock price on the date of grant. Share-based compensation expense for RSUs is recorded ratably over their vesting period.
During the nine-month periods ended September 30, 2024 and 2023, in addition to time-based RSUs, we granted 0.2 million and 0.2 million performance-based RSUs with a total grant date fair value of $47.5 million and $32.2 million, respectively, calculated based on the assumed achievement of maximum performance of the relevant financial and non-financial performance conditions. During the three and nine months ended September 30, 2024, we recorded $12.7 million and $19.9 million of share-based compensation expense, respectively, related to performance-based RSUs, calculated based on the assumed levels of performance achievement as compared to $2.1 million and $3.2 million for the same periods in 2023.
A summary of the activity with respect to, and status of, RSUs during the nine-month period ended September 30, 2024 is presented below:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2024	964,759	$210.35
Granted	436,259	245.25
Vested	(151,247)	189.49
Forfeited	(17,395)	217.09
Unvested as of September 30, 2024	1,232,376	$225.17
Total share-based compensation expense related to RSUs is recorded as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of sales	$1.1	$1.0	$3.1	$3.0
Research and development	6.1	3.0	17.5	12.8
Selling, general, and administrative	20.0	8.5	41.3	22.5
Share-based compensation expense before taxes	27.2	12.5	61.9	38.3
Related income tax benefit	(3.4)	(2.5)	(10.2)	(8.6)
Share-based compensation expense, net of taxes	$23.8	$10.0	$51.7	$29.7
As of September 30, 2024, unrecognized compensation cost related to the grant of RSUs was $185.1 million. Unvested outstanding RSUs as of September 30, 2024 had a weighted average remaining vesting period of 2.5 years.
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
The aggregate liability balance associated with outstanding STAP awards was $29.4 million and $35.4 million as of September 30, 2024 and December 31, 2023, respectively, all of which was classified as a current liability in our consolidated balance sheets.
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

16	United Therapeutics, a public benefit corporation

Part I. Financial Information
The table below includes the weighted average assumptions used to measure the fair value of the outstanding STAP awards:

	September 30, 2024	September 30, 2023
Expected term of awards (in years)	0.4	0.6
Expected volatility	29.3%	26.7%
Risk-free interest rate	4.4%	5.5%
Expected dividend yield	—%	—%
The closing price of our common stock was $358.35 and $225.87 on September 30, 2024 and September 30, 2023, respectively. The closing price of our common stock was $219.89 on December 31, 2023.
A summary of the activity and status of STAP awards during the nine-month period ended September 30, 2024 is presented below:

	Number of Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2024	443,058	$149.21
Granted	—	—
Exercised	(305,336)	144.30
Forfeited	—	—
Outstanding as of September 30, 2024	137,722	$160.09	0.4	$27.3
Exercisable as of September 30, 2024	137,722	$160.09	0.4	$27.3
Unvested as of September 30, 2024	—	$—	—	$—
Share-based compensation expense (benefit) recognized in connection with STAP awards is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of sales	$0.2	$0.1	$1.2	$(1.4)
Research and development	0.8	0.2	3.8	(3.9)
Selling, general, and administrative	4.9	1.8	26.7	(24.5)
Share-based compensation expense (benefit) before taxes	5.9	2.1	31.7	(29.8)
Related income tax (benefit) expense	(0.5)	(0.4)	(4.2)	5.2
Share-based compensation expense (benefit), net of taxes	$5.4	$1.7	$27.5	$(24.6)
Cash paid to settle STAP awards exercised during the nine-month periods ended September 30, 2024 and September 30, 2023 was $37.7 million and $10.4 million, respectively.
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
The components of basic and diluted earnings per common share comprised the following (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income	$309.1	$267.6	$893.8	$767.7
Denominator:
Weighted average outstanding shares — basic	44.6	46.9	45.3	46.7
Effect of dilutive securities(1):
Stock options, RSUs, and ESPP(2)	3.8	2.8	3.2	2.9
Weighted average shares — diluted(2)	48.4	49.7	48.5	49.6
Net income per common share:
Basic	$6.93	$5.71	$19.73	$16.44
Diluted	$6.39	$5.38	$18.43	$15.48

Stock options and RSUs excluded from calculation(2)	—	0.5	0.5	0.2
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
The share repurchase under the ASR agreement was divided into two tranches, resulting in upfront payments of $300 million and $700 million, respectively. The final settlement of the $300 million tranche occurred in June 2024, and we received an additional 181,772 shares of our common stock upon settlement. The final settlement of the $700 million tranche occurred in September 2024, and we received an additional 90,403 shares of our common stock upon settlement. In total, we repurchased 3,547,374 shares of our common stock under the ASR agreement that we currently hold as treasury stock on our consolidated balance sheet.
The final number of shares that we ultimately repurchased pursuant to the ASR agreement was based on the average of the daily volume-weighted average price per share of our common stock during the repurchase period, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR agreement.

18	United Therapeutics, a public benefit corporation

Part I. Financial Information
The initial repurchase of our common stock and final settlement of each tranche was treated as a reduction of the outstanding shares used to calculate the weighted average common stock outstanding for basic and diluted earnings per common share. The initial repurchase of our common stock under each tranche was accounted for as a reduction to stockholders’ equity in our consolidated balance sheets. The final settlement of the transactions under the ASR agreement was accounted for as an unsettled forward contract indexed to our common stock until the final settlement occurred. The forward contract related to the first and second tranche was equity classified, in accordance with ASC 815, Derivatives and Hedging, through final settlement. During the nine months ended September 30, 2024, we recorded a liability of $5.8 million for an excise tax imposed under the Inflation Reduction Act as a result of our repurchase of shares under the ASR agreement.
10. Income Taxes
Our effective income tax rate for the nine months ended September 30, 2024 and 2023 was 22 percent.
We record interest and penalties related to uncertain tax positions as a component of income tax expense. As of September 30, 2024 and December 31, 2023, our unrecognized tax benefits, including related interest, were approximately $6.8 million and $25.7 million, respectively. Our unrecognized tax benefits as of September 30, 2024 decreased compared to our unrecognized tax benefits as of December 31, 2023, primarily due to the completion of a U.S. Internal Revenue Service examination of tax years 2016, 2017, and 2018. The total amount of unrecognized tax benefits relating to our tax positions as of September 30, 2024 is subject to change based on future events and it is reasonably possible that the balance could change significantly over the next 12 months. Given the uncertainty of future events, we are unable to reasonably estimate the range of possible adjustments to our unrecognized tax benefits.
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
Total revenues, cost of sales, and gross profit (loss) for each of our commercial products and other were as follows (in millions):

	Three Months Ended September 30,
2024	Tyvaso DPI(1)	Nebulized Tyvaso(1)	Remodulin(2)	Orenitram	Unituxin	Adcirca	Other	Total
Total revenues	$274.6	$159.2	$128.3	$113.2	$61.1	$7.0	$5.5	$748.9
Cost of sales	39.1	9.4	13.3	7.6	4.8	3.1	5.8	83.1
Gross profit (loss)	$235.5	$149.8	$115.0	$105.6	$56.3	$3.9	$(0.3)	$665.8

2023
Total revenues	$205.1	$120.7	$131.1	$92.0	$51.3	$7.3	$1.9	$609.4
Cost of sales	31.1	9.8	11.8	5.7	4.1	3.4	4.2	70.1
Gross profit (loss)	$174.0	$110.9	$119.3	$86.3	$47.2	$3.9	$(2.3)	$539.3

	Nine Months Ended September 30,
2024	Tyvaso DPI(1)	Nebulized Tyvaso(1)	Remodulin(2)	Orenitram	Unituxin	Adcirca	Other	Total
Total revenues	$760.4	$444.1	$403.6	$326.5	$171.2	$19.1	$16.6	$2,141.5
Cost of sales	110.0	26.7	34.0	22.7	12.2	8.3	19.9	233.8
Gross profit (loss)	$650.4	$417.4	$369.6	$303.8	$159.0	$10.8	$(3.3)	$1,907.7

2023
Total revenues	$517.4	$365.7	$379.7	$275.3	$144.7	$22.1	$7.9	$1,712.8
Cost of sales	84.8	23.4	26.0	19.0	11.5	9.6	12.2	186.5
Gross profit (loss)	$432.6	$342.3	$353.7	$256.3	$133.2	$12.5	$(4.3)	$1,526.3
(1) Total revenues and cost of sales include both the drug product and the respective inhalation device.

Quarterly Report	19

Part I. Financial Information
(2) Total revenues and cost of sales include sales of infusion devices, including the Remunity Pump.
Geographic revenues are determined based on the country in which our customers (distributors) are located. Total revenues from external customers in the United States and rest-of-world (ROW) for each of our commercial products were as follows (in millions):

	Three Months Ended September 30,
	2024			2023
	U.S.	ROW	Total	U.S.	ROW	Total
Net product sales:
Tyvaso DPI(1)	$274.6	$—	$274.6	$205.1	$—	$205.1
Nebulized Tyvaso(1)	145.2	14.0	159.2	118.1	2.6	120.7
Total Tyvaso	419.8	14.0	433.8	323.2	2.6	325.8
Remodulin(2)	115.4	12.9	128.3	111.6	19.5	131.1
Orenitram	113.2	—	113.2	92.0	—	92.0
Unituxin	57.6	3.5	61.1	48.8	2.5	51.3
Adcirca	7.0	—	7.0	7.3	—	7.3
Other	4.3	1.2	5.5	1.7	0.2	1.9
Total revenues	$717.3	$31.6	$748.9	$584.6	$24.8	$609.4

	Nine Months Ended September 30,
	2024			2023
	U.S.	ROW	Total	U.S.	ROW	Total
Net product sales:
Tyvaso DPI(1)	$760.4	$—	$760.4	$517.4	$—	$517.4
Nebulized Tyvaso(1)	409.1	35.0	444.1	353.4	12.3	365.7
Total Tyvaso	1,169.5	35.0	1,204.5	870.8	12.3	883.1
Remodulin(2)	346.2	57.4	403.6	308.3	71.4	379.7
Orenitram	326.5	—	326.5	275.3	—	275.3
Unituxin	157.8	13.4	171.2	132.6	12.1	144.7
Adcirca	19.1	—	19.1	22.1	—	22.1
Other	14.9	1.7	16.6	7.2	0.7	7.9
Total revenues	$2,034.0	$107.5	$2,141.5	$1,616.3	$96.5	$1,712.8
(1) Net product sales include both the drug product and the respective inhalation device.
(2) Net product sales include sales of infusion devices, including the Remunity Pump.
We recorded revenue from two distributors in the United States that exceeded ten percent of total revenues. Revenue from these two distributors as a percentage of total revenues is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Distributor 1	52%	50%	52%	51%
Distributor 2	34%	36%	35%	34%
12. Litigation
Sandoz Litigation
In April 2019, Sandoz Inc. (Sandoz) and its marketing partner RareGen, LLC (now known as Liquidia PAH, LLC, a subsidiary of Liquidia Corporation) (RareGen), filed a complaint in the U.S. District Court for the District of New Jersey against us and Smiths Medical ASD, Inc. (Smiths Medical), alleging that we and Smiths Medical engaged in anticompetitive conduct in connection with the plaintiffs’ efforts to launch their generic version of Remodulin. In particular, the complaint alleged that we and Smiths Medical unlawfully impeded competition by entering into an agreement for Smiths Medical to produce cartridges used with the CADD-MS®3 (MS-3) infusion system specifically for the administration of subcutaneous Remodulin for our patients, without making these cartridges available for the administration of Sandoz’s generic treprostinil injection. In March

20	United Therapeutics, a public benefit corporation

Part I. Financial Information
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
In March 2022, the court granted our motion for summary judgment with respect to all claims brought by the plaintiffs except the breach of contract claim. As a result, all antitrust claims, all claims under state competition laws, and the common law tortious interference claim were resolved in our favor. These were the only claims in the case that gave rise to any potential for trebling of damages, punitive damages, disgorgement, and/or the award of attorneys’ fees. The court also denied the plaintiffs’ request for injunctive relief.
The court granted Sandoz’s motion for summary judgment with respect to Sandoz’s breach of contract claim. RareGen has no claim for breach of contract and, as a result, has no remaining claims in the litigation. The issue of what, if any, damages Sandoz is entitled to based on the court’s decision on the contract claim went to trial on April 29, 2024, and the court heard closing arguments on June 4, 2024. The trial was limited to determining the amount of damages under the breach of contract claim. The court issued an opinion on September 6, 2024, but did not determine the amount of damages with specificity. The court directed the parties to confer about the amount of damages based on the opinion and submit a proposed judgment with an amount of damages based on the factual findings in the opinion. On October 7, 2024, the parties submitted to the court their respective positions on damages, and the parties await the court’s decision. We, Sandoz, and RareGen will each have the right to appeal the summary judgment ruling and the result of the trial upon entry of final judgment. We accrued a liability of $65.1 million during the third quarter of 2024, reflecting the amount of damages we calculated based on factual findings made by the court and included in our submission to the court regarding damages. We currently do not expect that the amount of any loss in excess of the accrual would be material to our financial statements; however, the amount ultimately payable, if any, could be higher or lower than this amount depending on the final judgment entered by the court, the amount of post judgment interest, and the outcome of any appeals.
We intend to continue to vigorously defend ourselves against the claims made in this litigation. Among other things, we believe our settlement agreement with Sandoz did not provide Sandoz any rights with respect to delivery systems such as the MS-3. We also believe that the plaintiffs, who were on notice that Smiths Medical would discontinue the MS-3 system, failed to fulfill their duty to properly mitigate their exposure as a result of such discontinuation, and any damages they incurred are the result of their own failure to properly plan their own product launch. However, due to the uncertainty inherent in any litigation, we cannot guarantee that an outcome adverse to us will not result. Any litigation of this nature could involve substantial cost, and an adverse outcome could result in substantial monetary damages.
Litigation with Liquidia Technologies, Inc.
In March 2020, Liquidia Technologies, Inc. (Liquidia) filed two petitions for inter partes review (IPR) with the Patent Trial and Appeal Board (PTAB) of the U.S. Patent and Trademark Office (USPTO). In its petitions, Liquidia sought to invalidate U.S. Patent Nos. 9,604,901 (the ’901 patent) and 9,593,066 (the ’066 patent), both of which relate to a method of making treprostinil, the active pharmaceutical ingredient in Tyvaso DPI, nebulized Tyvaso, Remodulin, and Orenitram. These patents were issued in March 2017 and were listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations publication, also known as the Orange Book, for Tyvaso DPI, nebulized Tyvaso, Remodulin, and Orenitram. In October 2020, the PTAB declined to institute IPR proceedings on the ’066 patent because Liquidia failed to establish a reasonable likelihood of prevailing on any claim relating to the ’066 patent. The PTAB instituted IPR proceedings on the ’901 patent in October 2020 and issued a final written decision in October 2021. The final written decision found that Liquidia had proven the unpatentability of seven of the claims of the ‘901 patent but failed to prove the invalidity of two other claims. Each party appealed portions of this decision. The Federal Circuit affirmed the PTAB final written decision on June 27, 2024. The ‘901 patent has been delisted from the Orange Book.
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

Quarterly Report	21

Part I. Financial Information
In June 2020, we filed a lawsuit in the U.S. District Court for the District of Delaware against Liquidia for infringement of the ’901 patent and the ’066 patent. We filed our lawsuit within 45 days of receipt of notice from Liquidia of its NDA filing. As a result, under the Hatch-Waxman Act, the FDA was precluded by regulation from approving Liquidia’s NDA for up to 30 months or until the resolution of the litigation, whichever occurs first. In July 2020, Liquidia filed an answer to our complaint that included counterclaims alleging, among other things, that the patents at issue in the litigation are not valid and will not be infringed by the commercial manufacture, use, or sale of Yutrepia.
In July 2020, the USPTO issued U.S. Patent No. 10,716,793 (the ’793 patent), a new patent related to Tyvaso with an expiration date in May 2027. In July 2020, we filed an amended complaint against Liquidia to include a claim for infringement of the ’793 patent. The ’793 patent relates to a method of administering treprostinil via inhalation and includes claims covering the dosing regimen used to administer Tyvaso DPI and nebulized Tyvaso. In December 2021, we filed a stipulation that the ’901 patent would not be infringed by Liquidia based on the court’s claim construction ruling.
Trial took place during March 2022, and the court issued its decision in August 2022. The court found that Liquidia’s product would infringe the ’793 patent and that Liquidia had not proved that any claim of that patent is invalid. The court also determined that Liquidia had proved certain claims of the ’066 patent were invalid and that we had not proved Liquidia’s infringement of another ’066 patent claim. Accordingly, the court issued a final judgment that bars the FDA from approving Yutrepia until expiration of the ’793 patent in May 2027. The parties appealed portions of the decision adverse to each of them, and on July 24, 2023, the appellate court issued its decision affirming the district court decision in its entirety. The court subsequently denied the parties’ requests for rehearing, so the appellate court decision is now final. On January 23, 2024, Liquidia filed a petition for writ of certiorari seeking review by the U.S. Supreme Court, and that petition was denied on February 20, 2024. Liquidia also filed a motion with the district court seeking to modify the portion of the judgment that bars the FDA from finally approving Yutrepia until the ’793 patent expires. On March 28, 2024, the court granted the motion to permit the FDA to grant final approval for Yutrepia. We appealed that decision, and on October 9, 2024, we withdrew our appeal.
In January 2021, Liquidia filed another petition for IPR with the PTAB. In its petition, Liquidia sought to invalidate the ’793 patent. In July 2022, the PTAB issued a final written decision finding all claims of the ’793 patent to be unpatentable. We filed a request for rehearing and for precedential opinion panel review. On October 26, 2022, the PTAB denied our request for precedential opinion panel review, but “determine[d] that the Board’s Final Written Decision did not address adequately whether the [references relied upon as the basis for canceling claims] qualify as prior art.” Thus, the PTAB directed the original panel “in its consideration on rehearing, to clearly identify whether the … references qualify as prior art.” The original panel issued its decision on our request for rehearing in February 2023. The original panel agreed that it had overlooked our arguments and that its rationale for determining that certain references are prior art was erroneous. Nonetheless, the original panel determined the references qualify as prior art under a new rationale. Thus, the original panel maintained that the claims of this patent are not valid. We appealed this decision, and the appellate court affirmed the PTAB decision. On January 19, 2024, we filed a petition for rehearing, and the court denied that motion on March 15, 2024. On June 10, 2024, we filed a petition seeking review by the U.S. Supreme Court. On October 7, 2024, the Supreme Court denied that petition. The ‘793 patent has been delisted from the Orange Book.
On September 5, 2023, we filed a lawsuit in the U.S. District Court for the District of Delaware against Liquidia for infringement of the ’793 patent based on Liquidia’s efforts to obtain FDA approval for a PH-ILD indication for Yutrepia. On November 30, 2023, we filed an amended complaint to assert a new patent: U.S. Patent No. 11,826,327 (the ’327 patent). The claims of the ’327 patent generally cover improving exercise capacity in patients suffering from PH-ILD by inhaling treprostinil at specific dosages. On January 22, 2024, we filed a stipulation withdrawing the ’793 patent from the case. As a result, the only patent at issue in the case is the ’327 patent. Liquidia answered the complaint asserting a variety of defenses. The case is pending, and trial is set for June 2025. As noted below under FDA Litigation Regarding Yutrepia, we believe this lawsuit could entitle us to a 30-month stay, preventing the FDA from approving Yutrepia for the treatment of PH-ILD until the resolution of this lawsuit, or the expiration of the 30-month period following receipt of a Paragraph IV notice, whichever occurs first.
On May 10, 2024, we filed a citizen petition with the FDA asking the FDA to rescind its tentative approval of Yutrepia and issue a complete response letter to address an issue with Liquidia’s treprostinil supplier. That supplier is currently under a consent decree to address purported long-standing violations of the Food, Drug, and Cosmetics Act. The citizen petition sought to ensure that Yutrepia is not approved until the supplier has fully and successfully discharged its obligations under the consent decree and that Liquidia supplies the FDA with sufficient data and information to establish that the identity, strength, quality, and purity of its proposed Yutrepia drug product in fact meets all the statutory and regulatory requirements for approval. The FDA denied our petition on August 16, 2024.
In June 2021, we filed a motion in the patent case in the U.S. District Court for the District of Delaware to file an amended complaint adding trade secret misappropriation claims against Liquidia and a former Liquidia employee, Dr. Robert Roscigno. The court denied the motion based on a finding that adding the additional claims would impact the case schedule. Thus, we filed those claims as a separate case against Liquidia and Dr. Roscigno in North Carolina state court. Discovery is complete. On January 5, 2024, Dr. Roscigno filed a motion for summary judgment, which was denied on July 31, 2024. On July 3, 2024, Liquidia filed a motion for summary judgment, which is pending. We commenced a separate, related case against Liquidia and Dr. Roscigno in North Carolina state court on May 9, 2024, and filed a complaint in this case including a claim for breach of contract on May 29, 2024.

22	United Therapeutics, a public benefit corporation

Part I. Financial Information
We plan to continue to vigorously enforce our intellectual property rights related to Tyvaso DPI and nebulized Tyvaso.
FDA Litigation Regarding Yutrepia
On February 20, 2024, we filed an action against the FDA in the U.S. District Court for the District of Columbia regarding the FDA’s review of Liquidia’s efforts to obtain a PH-ILD indication for its Yutrepia product. Liquidia submitted an amendment to its pending Yutrepia NDA to pursue approval for a PH-ILD indication. The suit alleged that FDA rules, precedents, and procedures require that such a new indication be pursued in a new NDA rather than as an amendment to a pending NDA. Thus, we asked the FDA to require Liquidia to submit a new NDA if it wishes to further pursue approval for a PH-ILD indication. If Liquidia is required to submit a new NDA, we believe that we would be entitled to a 30-month stay of any PH-ILD approval based on our assertion of the ‘327 patent against Liquidia as discussed under Litigation with Liquidia Technologies, Inc. That is, Liquidia could not obtain final approval for a PH-ILD indication until the earlier of the expiration of the 30-month stay or a district court decision in Liquidia’s favor.
On March 4, 2024, we filed a motion for preliminary injunction and temporary restraining order seeking to prevent the FDA from approving the PH-ILD indication for Yutrepia by amendment. The court denied that motion on March 29, 2024, following a hearing on the motion.
On August 16, 2024, the FDA (1) confirmed that it was permitting Liquidia to add the PH-ILD indication to its pending Yutrepia NDA by amendment rather than requiring a new NDA and provided an explanation for that decision; and (2) granted Liquidia tentative approval for its Yutrepia NDA, including the PAH and PH-ILD indications. The FDA granted tentative rather than final approval because it determined that we are entitled to a period of exclusivity based on a clinical trial that we conducted to obtain approval for a PH-ILD indication, and that this exclusivity bars final approval of Liquidia’s product until expiration of exclusivity in May 2025. Following the FDA’s decisions, we voluntarily dismissed our case against the FDA.
On August 21, 2024, Liquidia filed an action against the FDA in the U.S. District Court for the District of Columbia challenging the FDA’s decisions to award us exclusivity and to withhold final approval for Yutrepia until that exclusivity has expired. We intervened, and the parties are currently briefing cross-motions for summary judgment and preliminary injunction. The court has set a December 5, 2024 hearing date on those motions. We also asserted a cross-claim against the FDA for improperly permitting Liquidia to pursue a PH-ILD indication in an amendment rather than a new NDA. This cross-claim is substantively identical to the claim we asserted against FDA in the now-dismissed action described above.
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
We intend to continue to vigorously defend ourselves against the claims made in this lawsuit.

Quarterly Report	23

Part I. Financial Information
Litigation with Humana and United Healthcare
Humana Inc. (Humana) and United Healthcare Services, Inc. (United) filed separate lawsuits against us in the U.S. District Court for the District of Maryland in December 2022 and November 2022, respectively. Each of these lawsuits includes allegations similar to those in the MSP Recovery matter discussed above concerning our charitable contributions to CVC. In particular, these lawsuits allege that our donations to CVC violated RICO and various state laws. We filed motions to dismiss both of these lawsuits in March 2023. On March 25, 2024, the court dismissed both the Humana and United complaints in their entirety. In both cases, the RICO claims were dismissed with prejudice. In the Humana case, the state law claims were dismissed without prejudice, and in the United case, some of the state law claims were dismissed with prejudice, while others were dismissed without prejudice. Neither Humana nor United filed an appeal to date, and their deadlines for filing appeals have passed.
On April 24, 2024, Humana and United each filed lawsuits against us in the Circuit Court for Montgomery County, Maryland. These lawsuits include allegations similar to those in Humana and United’s lawsuits discussed above concerning charitable contributions. Humana and United allege that our donations to CVC give rise to common law causes of action, violations of state consumer protection statutes, and violations of insurance fraud statutes under the laws of various states. On July 22, 2024, we filed motions to dismiss both of these lawsuits. Oral argument on these motions to dismiss took place on October 24, 2024.
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
HRSA and HSS appealed to the U.S. Court of Appeals for the District of Columbia Circuit in December 2021 and oral arguments were heard in October 2022. The court issued a decision affirming the district court on May 21, 2024, stating that “we hold that section 340B does not categorically prohibit manufacturers from imposing conditions on the distribution of covered drugs to covered entities. We further hold that the conditions at issue here do not violate section 340B on their face.” The government did not further pursue the case, and there are no additional opportunities to appeal.
We intend to continue to vigorously defend our 340B program contract pharmacy policies.

24	United Therapeutics, a public benefit corporation

Part I. Financial Information
13. Business Combination
On October 29, 2023, we entered into an Agreement and Plan of Merger (the Merger Agreement) with Miromatrix, a publicly traded company developing bioengineered kidney and liver alternative products. On December 13, 2023, we completed the transactions contemplated by the Merger Agreement and Miromatrix became a wholly-owned subsidiary of United Therapeutics. Pursuant to the terms of the Merger Agreement, we paid former Miromatrix shareholders $3.25 per share in cash at closing, representing cash consideration paid to former Miromatrix shareholders of $89.1 million. Former Miromatrix shareholders also received one contractual contingent value right per share, representing the right to receive a contingent payment of $1.75 per share in cash (an aggregate of approximately $54.0 million) upon the first implantation of Miromatrix’s development-stage, fully-implantable kidney alternative product known as mirokidney into a living human patient by the end of 2025 in a clinical trial meeting requirements set forth in the form of the Contingent Value Rights Agreement attached to the Merger Agreement. In addition to the cash consideration noted above, the aggregate purchase price included $2.5 million that we ascribed to the contingent value rights, of which $1.4 million was recorded as a measurement period adjustment during the first quarter of 2024. During the three months ended September 30, 2024, we recorded a measurement period adjustment to decrease goodwill and other intangible assets, net and increase deferred tax assets, net by $2.8 million. The purchase price allocation is considered complete as of September 30, 2024.
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
•The timing and outcome of ongoing litigation, including the lawsuit filed against us by Sandoz, Inc. (Sandoz) and Liquidia PAH, LLC (formerly known as RareGen, LLC) (RareGen); our patent and trade secret litigation with Liquidia Technologies, Inc. (Liquidia) related to its new drug application (NDA) for Yutrepia; Liquidia’s lawsuit against the FDA related to the FDA’s decision to grant us a period of exclusivity and our cross-claims against the FDA related to Liquidia’s efforts to add PH-ILD to the NDA for Yutrepia; and our litigation with Humana Inc., United Healthcare Services, Inc., MSP Recovery Claims, Series LLC, and related entities;
•The impact of competing therapies on sales of our commercial products, including the impact of generic versions of Remodulin; established therapies such as Uptravi®; and newly-developed therapies such as Merck’s recently-approved Winrevair™ and Liquidia’s Yutrepia, if it is approved by the FDA;
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

Part I. Financial Information
Overview of Marketed Products
We market and sell the following commercial products:
•Tyvaso DPI, a dry powder inhaled formulation of the prostacyclin analogue treprostinil, approved by the FDA in May 2022 to improve exercise ability in patients with pulmonary arterial hypertension (PAH) and PH-ILD. We initiated commercial shipments of Tyvaso DPI to our U.S. distributors in June 2022.
•Nebulized Tyvaso, a liquid inhaled formulation of treprostinil, approved by the FDA and regulatory authorities in Argentina, Israel, and Japan to improve exercise ability in patients with PAH. Nebulized Tyvaso was also approved by the FDA in March 2021 and by regulators in Israel and Japan in December 2022 and September 2024, respectively, to improve exercise ability in patients with PH-ILD. In addition, marketing authorization applications for nebulized Tyvaso to treat PAH and/or PH-ILD have also been approved, and others are pending, in various other countries in Latin America, Asia, and the Middle East.
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
•Orenitram, an oral extended-release tablet form of treprostinil, approved by the FDA to delay disease progression and improve exercise capacity in PAH patients.
•Unituxin, an infused monoclonal antibody approved in the United States and Canada for the treatment of high-risk neuroblastoma and approved in Japan for the treatment of neuroblastoma after high-dose chemotherapy.
•Adcirca, an oral immediate-release tablet form of the PDE-5 inhibitor tadalafil, approved by the FDA to improve exercise ability in PAH patients.
Revenues
Our total revenues consist primarily of sales of the commercial products noted above, including the administration devices (in the case of Tyvaso DPI, nebulized Tyvaso, and Remodulin). We have entered into separate, non-exclusive distribution agreements with Accredo Health Group, Inc. and its affiliates (Accredo) and Caremark, L.L.C. (CVS Specialty) to distribute Tyvaso DPI, nebulized Tyvaso, Remodulin, the Remunity Pump, and Orenitram in the United States, and we have entered into an exclusive distribution agreement with ASD Specialty Healthcare, Inc., an affiliate of Cencora, Inc. (formerly known as AmerisourceBergen Corporation), to distribute Unituxin in the United States. We also sell nebulized Tyvaso, Remodulin, and Unituxin to distributors internationally. We sell Adcirca through the pharmaceutical wholesale network of Eli Lilly and Company (Lilly). To the extent we have increased the price of any of these products, increases have typically been in the single-digit percentages per year, except for Adcirca, the price of which is set solely by Lilly. We also derive revenues from the sale of commercial ex vivo lung perfusion services, which is presented under Other within Note 11—Segment Information to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
We settled litigation with Sandoz related to its abbreviated new drug application (ANDA) seeking FDA approval to market a generic version of Remodulin and in March 2019, Sandoz announced the availability of its generic product in the United States. We have also entered into similar settlement agreements with other generic companies, some of which have also launched sales of generic versions of Remodulin. Through September 30, 2024, we have seen limited erosion of Remodulin sales as a result of generic treprostinil competition in the United States. We are currently engaged in litigation with Sandoz and its marketing partner, RareGen (now a subsidiary of Liquidia Corporation, the parent company of Liquidia), related to the infusion devices used to administer Remodulin subcutaneously. We understand that generic treprostinil was initially launched by Sandoz/RareGen for use only by intravenous infusion. In May 2021, Sandoz/Liquidia Corporation announced that Sandoz’s generic treprostinil was made available for subcutaneous use, following FDA clearance of a cartridge that can administer the product via the Smiths Medical CADD MS-3 pump. In addition, Liquidia has announced it is

Quarterly Report	27

Part I. Financial Information
developing a new subcutaneous infusion system for its generic treprostinil product. See Note 12—Litigation, to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
Liquidia—Yutrepia
Liquidia has been granted tentative approval by the FDA to market Yutrepia, a dry powder formulation of treprostinil for inhalation, to treat PAH and PH-ILD, following the expiration of our regulatory exclusivity in May 2025 resulting from the approval of Tyvaso DPI. The Yutrepia NDA was submitted under the 505(b)(2) regulatory pathway with nebulized Tyvaso as the reference listed drug. If and when Liquidia launches commercial sales of Yutrepia, it would compete directly with Tyvaso DPI, nebulized Tyvaso, and our other treprostinil-based products.
We are engaged in litigation with Liquidia concerning a patent covering the treatment of PH-ILD improving exercise capacity in patients suffering from PH-ILD by inhaling treprostinil at specific dosages (the PH-ILD patent). In addition, Liquidia sued the FDA, challenging the grant of regulatory exclusivity to Tyvaso DPI through May 2025. We intervened in this lawsuit and contend that the FDA acted improperly by allowing Liquidia to add PH-ILD to its pending NDA for Yutrepia instead of submitting an entirely new NDA. If Liquidia is ultimately required to submit a new NDA, this could result in a 30-month stay preventing the FDA from approving Yutrepia for the treatment of PH-ILD until the resolution of our lawsuit against Liquidia related to the PH-ILD patent.
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

28	United Therapeutics, a public benefit corporation

Part I. Financial Information
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
The fair value of STAP awards and stock options is measured using inputs and assumptions under the Black-Scholes-Merton model. The fair value of restricted stock units is measured using our stock price on the date of grant. Although we no longer grant STAP awards, we had approximately 0.1 million STAP awards outstanding as of September 30, 2024. We account for STAP awards as liabilities because they are settled in cash. As such, we must re-measure the fair value of STAP awards at the end of each financial reporting period until the awards are no longer outstanding. Changes in our liability associated with outstanding STAP awards as a result of such re-measurements are recorded as adjustments to share-based compensation expense and can create volatility within our operating expenses from period to period. The following factors, among others, impact the amount of share-based compensation expense recognized in connection with STAP awards from period to period: (1) volatility in the price of our common stock (specifically, increases in the price of our common stock will generally result in an increase in our liability and related compensation expense, while decreases in our stock price will generally result in a reduction in our liability and related compensation expense); and (2) decreases in the number of outstanding awards.
Research and Development
We focus our research and development efforts on the following pipeline programs. We also engage in a variety of additional research and development efforts, including efforts to develop improved means of administering our current commercial products, and technologies designed to increase the supply of transplantable organs and tissues and improve outcomes for transplant recipients through xenotransplantation, regenerative medicine, bio-artificial organ alternatives, three-dimensional (3D) bioprinting of organ alternatives, and ex vivo lung perfusion.

Quarterly Report	29

Part I. Financial Information
Select Pipeline Programs

Product	Mode of Administration	Indication	Current Status STUDY NAME	Our Territory
Nebulized Tyvaso (treprostinil)	Inhaled	IPF	Phase 3 TETON 1 and TETON 2 studies	Worldwide
Nebulized Tyvaso (treprostinil)	Inhaled	PPF	Phase 3 TETON PPF study	Worldwide
Ralinepag (IP receptor agonist)	Oral	PAH	Phase 3 ADVANCE OUTCOMES study	Worldwide
Nebulized Tyvaso — TETON studies
We are conducting two phase 3 studies of nebulized Tyvaso, called TETON 1 and TETON 2, in patients with idiopathic pulmonary fibrosis (IPF). TETON 1 is being conducted in the United States and Canada, and TETON 2 is being conducted outside the United States and Canada. The TETON 1 study enrolled its first patient in June 2021, and we expect to complete enrollment of approximately 576 patients in 2024. The TETON 2 study enrolled its first patient in October 2022, and we completed the study’s enrollment in July 2024, enrolling a total of 597 patients. We are also conducting a phase 3 study of nebulized Tyvaso called TETON PPF for the treatment of progressive pulmonary fibrosis (PPF); we enrolled the first patient in TETON PPF in October 2023. The primary endpoint of each TETON study is the change in absolute forced vital capacity (FVC) from baseline to week 52.
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
Both the FDA and the European Medicines Agency have granted orphan designation for treprostinil to treat IPF. If the TETON studies are successful, we plan to seek FDA approval to expand the nebulized Tyvaso label to include IPF and PPF. We also plan to seek FDA approval to expand the Tyvaso DPI label to include IPF and PPF, following completion of any FDA-required bridging studies. We and our distributors will also consider seeking amendments to the marketing authorizations for nebulized Tyvaso in countries where it is approved, to include IPF and/or PPF indications, and we will also consider seeking approval of nebulized Tyvaso for these indications in countries where it is not yet approved.
In May 2024, the data monitoring committee for the TETON 1 and TETON 2 studies completed a routine, unblinded safety review of data from over 900 patients enrolled in these studies, and unanimously recommended continuation of both trials without modification.
Ralinepag
Ralinepag is a next-generation, once-daily, oral, selective, and potent prostacyclin receptor agonist that we are developing for the treatment of PAH. A phase 2 study of an immediate-release formulation of ralinepag in 61 PAH patients (40 patients on active ralinepag, 21 on placebo) met its primary endpoint, showing a 29.8 percent reduction (p=0.03) in median pulmonary vascular resistance (PVR, the force or resistance that blood encounters as it flows through the blood vessels in the lungs) after 22 weeks of treatment with ralinepag compared with placebo. After participation in the phase 2 study, 45 patients entered into an OLE study to further determine if ralinepag may be safe and effective for long-term use to treat patients with PAH. The study found that ralinepag had a manageable side effect profile, with a decrease in side effects for patients who continued taking ralinepag over time. Moreover, two years after entering the OLE study, the study showed that ralinepag improved the ability to exercise as the 6MWD significantly increased by a mean of 36.3 meters (p=0.004), and over 85 percent of patients remained stable in their functional class. Additionally, hemodynamic measures (metrics to measure how well the heart is

30	United Therapeutics, a public benefit corporation

Part I. Financial Information
working) taken either one or two years after entering the OLE study demonstrated significant improvements (p=0.05) in both median PVR and mean pulmonary arterial pressure (the pressure in the blood vessels connecting the heart).
We are enrolling ADVANCE OUTCOMES, which is a phase 3, event-driven study of an extended-release formulation of ralinepag in PAH patients with a primary endpoint of time to first clinical worsening event. ADVANCE OUTCOMES is a global, multi-center, placebo-controlled trial that includes patients on approved oral background PAH therapies. During the first quarter of 2023, we discontinued a separate phase 3 study of ralinepag called ADVANCE CAPACITY, due to slow enrollment and a redirection of our internal resources toward the TETON PPF study. In October 2023, the data monitoring committee for the ADVANCE OUTCOMES study completed a routine, unblinded safety review of data from nearly 510 patients enrolled in the study, and unanimously recommended continuation of the trial without modification. The study is targeting enrollment of 700 to 1,000 patients, with the precise number depending on the pace of accruing clinical worsening events. We plan to close enrollment in mid-2025, and accrue clinical worsening events through the end of 2025.
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
Manufactured Organs and Organ Alternatives
Each year, end-stage organ failure kills millions of people. A significant number of these patients could have benefited from an organ transplant. Unfortunately, the number of usable, donated organs available for transplantation has not grown significantly over the past half century, while the need has soared. Our long-term goals are aimed at addressing this shortage. With advances in technology, we believe that creating an unlimited supply of tolerable manufactured organs and organ alternatives is now principally an engineering challenge, and we are dedicated to finding engineering solutions. We are engaged in research and development of a variety of technologies designed to increase the supply of transplantable organs and tissues and to improve outcomes for transplant recipients through xenotransplantation, regenerative medicine, 3D bioprinting of organ alternatives, bio-artificial organ alternatives, and ex vivo lung perfusion.
While we continue to develop and commercialize therapies for rare and life-threatening conditions, we view manufactured organs and organ alternatives as complementary solutions for a broad array of diseases, many of which (such as PAH and PH-ILD) have proven incurable to date despite the availability of pharmaceutical and biologic therapies. For this reason, we included the development of “technologies that expand the availability of transplantable organs” as part of our express public benefit purpose when we converted United Therapeutics to a public benefit corporation (PBC) in 2021.
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
The UThymoKidney™ is a development-stage kidney from a pig with a single gene edit, together with tissue from the pig’s thymus. The pig’s thymus tissue is intended to condition the recipient’s immune system to recognize the UThymoKidney as “self” and reduce the likelihood of rejection. The single gene that is disrupted in the pig is responsible for the synthesis of alpha-gal, a sugar on the surface of cells that can cause immediate rejection of a porcine organ when transplanted into the human body. Because tissues from pigs containing this gene edit do not contain detectable levels of the alpha-gal sugar, we refer to materials derived from this pig as GalSafe®. In December 2020, the GalSafe pig was approved by the FDA for use as human food and as a potential source for biomedical purposes. Meat from GalSafe pigs is currently being produced for individuals with alpha-gal syndrome, an allergy to meat caused by a bite from the lone star tick. This approval marked only the second FDA approval of a gene-edited animal as a source of food, and the first such approval for a mammal.
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
In September 2024, we received pre-Investigational New Drug (IND) feedback from the FDA related to our UKidney product. Based on this feedback, we plan to submit an IND for the UKidney shortly to enable us to commence a clinical trial.
In February 2024, we inaugurated a clinical-scale, designated pathogen-free (DPF) facility in Virginia and began populating the facility with animals during the first quarter of 2024. We expect this DPF to supply xenografts compliant with FDA current

Quarterly Report	31

Part I. Financial Information
Good Manufacturing Practices (cGMP) for human clinical trials, with a target capacity of up to 125 organs per year. This facility cost approximately $75 million to construct. In June 2024, we signed an agreement to purchase land in Minnesota where we intend to construct a second clinical-scale DPF facility for redundancy, and to support breeding of animals for future commercial use. We expect to spend approximately $110 million in total capital expenditures to acquire the land and construct the facility. We are also planning to construct at least one more clinical-scale DPF facility. While our clinical-scale DPF facilities are also capable of producing organs for commercial use, we are planning to build additional, larger cGMP DPF facilities at commercial scale, each with target capacities of approximately 1,000 to 2,000 organs per year. While these projects will be capital-intensive, the timing and volume of these expenditures will be staggered and paced in a manner intended to balance our need to address market demand as soon as possible following FDA approval with the need to defer the most significant capital expenditures until we achieve certain clinical trial milestones.
Key accomplishments in our xenotransplantation program include the following:
•First Successful Xenotransplants of Porcine Hearts. University of Maryland School of Medicine (UMSOM) surgeons have successfully transplanted UHearts into two living human patients. Each of these procedures were authorized by the FDA on a single-patient, expanded access (also called “compassionate use”) basis, and marked the first known examples of transplanting whole organs from gene-edited pigs to humans. The FDA’s compassionate use regulations allow a physician to apply to use an unapproved product outside of a clinical trial to treat an individual patient with a serious or immediately life-threatening disease or condition when no satisfactory alternative therapy is available. The first patient, transplanted in January 2022, survived for approximately two months with the UHeart. In June 2022, data from this procedure were published in the New England Journal of Medicine. The second patient, transplanted in September 2023, survived for approximately six weeks with the UHeart. We and our collaborators continue to evaluate data from these human transplants.
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

32	United Therapeutics, a public benefit corporation

Part I. Financial Information
Regenerative Medicine, Bio-Artificial Organ Alternatives, and 3D Bioprinting of Organ Alternatives
•Miromatrix. In December 2023, we acquired Miromatrix Medical Inc. (Miromatrix), a company based in Minnesota focused on the development of new technologies for generating manufactured kidneys and liver alternatives composed of human primary cells. The Miromatrix external liver assist product, called miroliverELAP®, uses a decellularized porcine liver matrix that has been seeded with human-derived cells and an extracorporeal blood circuit to maintain liver support in patients experiencing acute liver failure. Miromatrix first used its decellularization technology to successfully develop two acellular products, MiroMesh® and MiroDerm®, which received FDA 510(k) clearance for hernia repair and wound care applications, respectively, and which were later spun off by Miromatrix. In October 2024, Miromatrix commenced a phase 1 study of miroliverELAP in patients with acute liver failure, which is the first human clinical trial of a manufactured organ alternative. Miromatrix is also developing miroliver®, a fully implantable manufactured liver alternative product, and mirokidney®, a fully implantable manufactured kidney alternative product, both of which are based on decellularized porcine organ scaffolds that have been reseeded with human-derived cells. Initially the Miromatrix products are intended to be allogeneic, requiring the use of standard immunosuppression protocols. Future versions may be based on autologous cells, reducing or eliminating the need for immunosuppression drugs.
•ULobe™. The ULobe is a development-stage engineered lung lobe alternative made using a porcine lung scaffold that is decellularized and then re-cellularized with cells from a human donor other than the recipient (also called “allogeneic” cells). In 2023, our Regenerative Medicine Laboratory in Research Triangle Park, North Carolina produced 450 decellularized lung scaffolds, 220 recellularized lungs, and 1.7 trillion human cells for use in recellularization.
•ULung™. The ULung is a development-stage engineered lung alternative composed of a 3D printed lung scaffold cellularized with either allogeneic human lung cells, or the patient’s own cells (known as “autologous” cells) with the goal of reducing or eliminating the need for immunosuppression. The lung scaffold used in the ULung is printed using 3D printers being developed in collaboration with 3D Systems, Inc. Our Organ Manufacturing Group, located in Manchester, New Hampshire, has achieved recognition for developing the world’s most complex 3D printed object. Its lung scaffold designs consist of a record 44 trillion voxels that lay out 4,000 kilometers of pulmonary capillaries and 200 million alveoli, which demonstrate gas exchange in preclinical models. Under our agreement with 3D Systems, we also have the exclusive right to develop additional human solid organ alternatives using 3D Systems’ printing technology.
•IVIVA. In October 2023, we completed the acquisition of IVIVA Medical, Inc. (IVIVA), a preclinical stage company based in Massachusetts, focused on bio-artificial manufactured kidney alternative products. IVIVA’s preclinical implantable kidney alternative product uses autologous cells to mimic important physiological functions of native kidneys in recipients to support their native kidney function without the need for immunosuppression. The product is designed to replace the need for external kidney dialysis.
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
Our wholly-owned subsidiary, Lung Bioengineering Inc., provides commercial EVLP services on a fee-for-service basis to transplant centers through dedicated facilities located in Silver Spring, Maryland and Jacksonville, Florida, using the XPS System. Lung Bioengineering also recently completed a registrational study of another centralized EVLP technology called the Centralized Lung Evaluation System (CLES) and submitted a premarket approval application to the FDA in September 2024 for commercial approval of CLES.
Over 500 patients have received lung transplants following use of our centralized EVLP service.
Sustainable Delivery of Organs and Organ Alternatives
Together with therapeutic interventions, we are developing scalable technologies to efficiently deliver an unlimited supply of manufactured organs and organ alternatives to transplant centers and waiting patients, while minimizing environmental impact. Our drone delivery research efforts are focused on the development of piloted and autonomous electric vertical take-off and landing aircraft systems to quickly, reliably, and sustainably deliver organs and organ alternatives from manufacturing facilities to transplant centers.
In October 2021, we successfully completed the first-ever drone delivery of a lung for transplant at Toronto General Hospital, demonstrating the feasibility of our goal of delivering our manufactured organs and organ alternatives with zero carbon footprint aircraft.

Quarterly Report	33

Part I. Financial Information
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
We have budgeted approximately $600 million for capital expenditures during the fourth quarter of 2024 through the end of 2026 in order to construct additional facilities to support the development and commercialization of our products and technologies. We plan to dedicate the majority of this budget to constructing a new Tyvaso DPI manufacturing facility in Research Triangle Park, North Carolina. We plan to fund these capital expenditures using cash on hand. If and when we commence construction of commercial-scale DPF facilities to produce porcine organs for xenotransplantation, the rate of our capital expenditures will increase substantially.
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
Results of Operations
Three and Nine Months Ended September 30, 2024 and September 30, 2023
Revenues
The table below presents the components of total revenues (dollars in millions):

	Three Months Ended September 30,		Dollar Change	Percentage Change	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2024	2023			2024	2023
Net product sales:
Tyvaso DPI(1)	$274.6	$205.1	$69.5	34%	$760.4	$517.4	$243.0	47%
Nebulized Tyvaso(1)	159.2	120.7	38.5	32%	444.1	365.7	78.4	21%
Total Tyvaso	433.8	325.8	108.0	33%	1,204.5	883.1	321.4	36%
Remodulin(2)	128.3	131.1	(2.8)	(2)%	403.6	379.7	23.9	6%
Orenitram	113.2	92.0	21.2	23%	326.5	275.3	51.2	19%
Unituxin	61.1	51.3	9.8	19%	171.2	144.7	26.5	18%
Adcirca	7.0	7.3	(0.3)	(4)%	19.1	22.1	(3.0)	(14)%
Other	5.5	1.9	3.6	189%	16.6	7.9	8.7	110%
Total revenues	$748.9	$609.4	$139.5	23%	$2,141.5	$1,712.8	$428.7	25%
(1)Net product sales include both the drug product and the respective inhalation device.
(2)Net product sales include sales of infusion devices, including the Remunity Pump.

34	United Therapeutics, a public benefit corporation

Part I. Financial Information
Total Tyvaso net product sales grew 33 percent to $433.8 million for the three months ended September 30, 2024, and 36 percent to $1,204.5 million for the nine months ended September 30, 2024, as compared to $325.8 million and $883.1 million for the same periods in 2023, respectively. This growth was primarily due to an increase in quantities sold, driven by the commercial launch of Tyvaso DPI in June 2022 and continued growth in commercial utilization by PH-ILD patients and, to a lesser extent, price increases. Tyvaso DPI net product sales increased for the three and nine months ended September 30, 2024, as compared to the same periods in 2023, primarily due to an increase in quantities sold and, to a lesser extent, price increases. The increase in Tyvaso DPI quantities sold was due to continued growth in the number of patients following the product’s launch and, to a lesser extent, increased commercial utilization following the implementation of the Part D redesign under the Inflation Reduction Act. Nebulized Tyvaso net product sales increased for the three and nine months ended September 30, 2024, as compared to the same periods in 2023, primarily due to higher quantities sold and, to a lesser extent, a price increase. The increase in quantities sold for the nine months ended September 30, 2024 was driven by inventory destocking by our distributors in the first quarter of 2023 that did not reoccur in the first quarter of 2024 and, to a lesser extent, an increase in quantities sold to our international distributors.
Remodulin net product sales decreased for the three months ended September 30, 2024, as compared to the same period in 2023, primarily due to a decrease in international Remodulin net product sales, partially offset by an increase in U.S. Remodulin net product sales, driven by an increase in quantities sold. For the nine months ended September 30, 2024, net product sales increased as compared to the same period in 2023, primarily due to an increase in U.S. Remodulin net product sales, driven by an increase in quantities sold, partially offset by a decrease in international Remodulin net product sales.
Orenitram net product sales increased for the three and nine months ended September 30, 2024, as compared to the same periods in 2023, primarily due to an increase in quantities sold and, to a lesser extent, a price increase. The increase in quantities sold was driven, at least in part, by increased commercial utilization following the implementation of the Part D redesign under the Inflation Reduction Act, and an increase in the average dose.
Unituxin net product sales increased for the three and nine months ended September 30, 2024, as compared to the same periods in 2023, due to a price increase and an increase in quantities sold.
The table below presents the breakdown of total revenues between the United States and rest-of-world (ROW) (in millions):

	Three Months Ended September 30,
	2024			2023
	U.S.	ROW	Total	U.S.	ROW	Total
Net product sales:
Tyvaso DPI(1)	$274.6	$—	$274.6	$205.1	$—	$205.1
Nebulized Tyvaso(1)	145.2	14.0	159.2	118.1	2.6	120.7
Total Tyvaso	419.8	14.0	433.8	323.2	2.6	325.8
Remodulin(2)	115.4	12.9	128.3	111.6	19.5	131.1
Orenitram	113.2	—	113.2	92.0	—	92.0
Unituxin	57.6	3.5	61.1	48.8	2.5	51.3
Adcirca	7.0	—	7.0	7.3	—	7.3
Other	4.3	1.2	5.5	1.7	0.2	1.9
Total revenues	$717.3	$31.6	$748.9	$584.6	$24.8	$609.4

	Nine Months Ended September 30,
	2024			2023
	U.S.	ROW	Total	U.S.	ROW	Total
Net product sales:
Tyvaso DPI(1)	$760.4	$—	$760.4	$517.4	$—	$517.4
Nebulized Tyvaso(1)	409.1	35.0	444.1	353.4	12.3	365.7
Total Tyvaso	1,169.5	35.0	1,204.5	870.8	12.3	883.1
Remodulin(2)	346.2	57.4	403.6	308.3	71.4	379.7
Orenitram	326.5	—	326.5	275.3	—	275.3
Unituxin	157.8	13.4	171.2	132.6	12.1	144.7
Adcirca	19.1	—	19.1	22.1	—	22.1
Other	14.9	1.7	16.6	7.2	0.7	7.9
Total revenues	$2,034.0	$107.5	$2,141.5	$1,616.3	$96.5	$1,712.8
(1) Net product sales include both the drug product and the respective inhalation device.
(2) Net product sales include sales of infusion devices, including the Remunity Pump.

Quarterly Report	35

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

	Three Months Ended September 30, 2024
	Rebates and Chargebacks	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, July 1, 2024	$115.8	$5.6	$1.9	$9.4	$132.7
Provisions attributed to sales in:
Current period	90.7	16.4	0.3	10.7	118.1
Prior periods	(9.0)	—	0.3	0.2	(8.5)
Payments or credits attributed to sales in:
Current period	(15.8)	(10.2)	—	(2.1)	(28.1)
Prior periods	(64.9)	(5.5)	(0.1)	(6.4)	(76.9)
Balance, September 30, 2024	$116.8	$6.3	$2.4	$11.8	$137.3

	Three Months Ended September 30, 2023
	Rebates and Chargebacks	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, July 1, 2023	$87.1	$5.3	$2.7	$11.1	$106.2
Provisions attributed to sales in:
Current period	69.8	13.9	0.4	10.7	94.8
Prior periods	(2.4)	(0.1)	(0.3)	0.5	(2.3)
Payments or credits attributed to sales in:
Current period	(6.0)	(8.8)	—	(1.8)	(16.6)
Prior periods	(52.5)	(5.0)	(0.1)	(8.6)	(66.2)
Balance, September 30, 2023	$96.0	$5.3	$2.7	$11.9	$115.9

	Nine Months Ended September 30, 2024
	Rebates and Chargebacks	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, January 1, 2024	$108.4	$5.3	$1.9	$10.4	$126.0
Provisions attributed to sales in:
Current period	252.5	47.5	1.5	31.0	332.5
Prior periods	(10.7)	—	(0.5)	(0.9)	(12.1)
Payments or credits attributed to sales in:
Current period	(137.9)	(41.2)	—	(19.4)	(198.5)
Prior periods	(95.5)	(5.3)	(0.5)	(9.3)	(110.6)
Balance, September 30, 2024	$116.8	$6.3	$2.4	$11.8	$137.3

	Nine Months Ended September 30, 2023
	Rebates and Chargebacks	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, January 1, 2023	$81.3	$4.4	$3.3	$10.9	$99.9
Provisions attributed to sales in:
Current period	199.3	38.7	1.2	30.2	269.4
Prior periods	(0.9)	(0.1)	(1.3)	(0.9)	(3.2)
Payments or credits attributed to sales in:
Current period	(106.1)	(33.5)	—	(18.3)	(157.9)
Prior periods	(77.6)	(4.2)	(0.5)	(10.0)	(92.3)
Balance, September 30, 2023	$96.0	$5.3	$2.7	$11.9	$115.9

36	United Therapeutics, a public benefit corporation

Part I. Financial Information
Cost of Sales
The table below summarizes cost of sales by major category (dollars in millions):

	Three Months Ended September 30,		Dollar Change	Percentage Change	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2024	2023			2024	2023
Category:
Cost of sales	$81.8	$69.1	$12.7	18%	$229.5	$185.0	$44.5	24%
Share-based compensation expense(1)	1.3	1.0	0.3	30%	4.3	1.5	2.8	187%
Total cost of sales	$83.1	$70.1	$13.0	19%	$233.8	$186.5	$47.3	25%
(1)See Share-Based Compensation section below for discussion.
Cost of sales, excluding share-based compensation. Cost of sales for the three and nine months ended September 30, 2024 increased as compared to the same periods in 2023, primarily due to an increase in Tyvaso DPI royalty expense driven by growth in Tyvaso DPI revenues.
Research and Development
The table below summarizes the nature of research and development expense by major expense category (dollars in millions):

	Three Months Ended September 30,		Dollar Change	Percentage Change	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2024	2023			2024	2023
Category:
External research and development(1)	$51.7	$47.2	$4.5	10%	$153.8	$141.6	$12.2	9%
Internal research and development(2)	43.9	34.3	9.6	28%	133.3	103.4	29.9	29%
Share-based compensation expense(3)	7.4	3.6	3.8	106%	22.4	9.9	12.5	126%
Other(4)	0.5	(0.4)	0.9	225%	37.7	1.7	36.0	NM(5)
Total research and development expense	$103.5	$84.7	$18.8	22%	$347.2	$256.6	$90.6	35%
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
(4)Other primarily includes upfront fees and milestone payments to third parties under license agreements related to development-stage products and adjustments to the fair value of our contingent consideration obligations.
(5)Calculation is not meaningful.
Research and development, excluding share-based compensation. Research and development expense for the three months ended September 30, 2024 increased as compared to the same period in 2023, primarily due to increased expenditures related to manufactured organ and organ alternative projects. Research and development expense for the nine months ended September 30, 2024 increased as compared to the same period in 2023, primarily due to increased expenditures related to upfront non-refundable licensing payments for drug delivery devices and increased expenditures related to manufactured organ and organ alternative projects.

Quarterly Report	37

Part I. Financial Information
Selling, General, and Administrative
The table below summarizes selling, general, and administrative expense by major category (dollars in millions):

	Three Months Ended September 30,		Dollar Change	Percentage Change	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2024	2023			2024	2023
Category:
General and administrative(1)	$100.4	$90.4	$10.0	11%	$316.5	$276.1	$40.4	15%
Litigation accrual	65.1	—	65.1	NM(2)	65.1	—	65.1	NM(2)
Sales and marketing	20.7	20.7	—	—%	69.3	57.7	11.6	20%
Share-based compensation expense(3)	33.0	16.5	16.5	100%	90.3	11.1	79.2	714%
Total selling, general, and administrative expense	$219.2	$127.6	$91.6	72%	$541.2	$344.9	$196.3	57%
(1)Excluding litigation accrual. See Litigation accrual section below.
(2)Calculation is not meaningful.
(3)See Share-Based Compensation below for discussion.
General and administrative, excluding litigation accrual and share-based compensation. General and administrative expense for the three months ended September 30, 2024 increased as compared to the same period in 2023, primarily due to an increase in personnel expense due to growth in headcount. General and administrative expense for the nine months ended September 30, 2024 increased as compared to the same period in 2023, primarily due to an increase in litigation expense and an increase in personnel expense due to growth in headcount.
Litigation accrual. In the third quarter of 2024, we accrued a liability of $65.1 million related to ongoing litigation with Sandoz Inc., reflecting the amount of damages we calculated based on factual findings made by the court and included in our submission to the court regarding damages. We currently do not expect that the amount of any loss in excess of the accrual would be material to our financial statements; however, the amount ultimately payable, if any, could be higher or lower than this amount depending on the final judgment entered by the court, the amount of post judgment interest, and the outcome of any appeals. The litigation accrual is included within selling, general, and administrative in our consolidated statements of operations.
Sales and marketing, excluding share-based compensation. Sales and marketing expense for the nine months ended September 30, 2024 increased as compared to the same period in 2023 due to an increase in personnel expense due to growth in headcount and increased sales commissions.
Share-Based Compensation
The table below summarizes share-based compensation expense by major category (dollars in millions):

	Three Months Ended September 30,		Dollar Change	Percentage Change	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2024	2023			2024	2023
Category:
Stock options	$8.0	$6.0	$2.0	33%	$21.8	$12.5	$9.3	74%
Restricted stock units	27.2	12.5	14.7	118%	61.9	38.3	23.6	62%
STAP awards	5.9	2.1	3.8	181%	31.7	(29.8)	61.5	206%
Employee stock purchase plan	0.6	0.5	0.1	20%	1.6	1.5	0.1	7%
Total share-based compensation expense	$41.7	$21.1	$20.6	98%	$117.0	$22.5	$94.5	420%

38	United Therapeutics, a public benefit corporation

Part I. Financial Information

The table below summarizes share-based compensation expense by line item in our consolidated statements of operations (dollars in millions):

	Three Months Ended September 30,		Dollar Change	Percentage Change	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2024	2023			2024	2023
Cost of sales	$1.3	$1.0	$0.3	30%	$4.3	$1.5	$2.8	187%
Research and development	7.4	3.6	3.8	106%	22.4	9.9	12.5	126%
Selling, general, and administrative	33.0	16.5	16.5	100%	90.3	11.1	79.2	714%
Total share-based compensation expense	$41.7	$21.1	$20.6	98%	$117.0	$22.5	$94.5	420%
The increase in share-based compensation expense for the three months ended September 30, 2024, as compared to the same period in 2023, was primarily due to an increase in restricted stock unit expense due to a greater number of awards remaining outstanding for the three months ended September 30, 2024, as compared to the same period in 2023. The increase in share-based compensation expense for the nine months ended September 30, 2024, as compared to the same period in 2023, was primarily due to: (1) an increase in restricted stock unit expense due to a greater number of awards granted and remaining outstanding for the nine months ended September 30, 2024, as compared to the same period in 2023; and (2) an increase in STAP expense driven by a 63 percent increase in our stock price for the nine months ended September 30, 2024, as compared to a 19 percent decrease in our stock price for the same period in 2023. For more information, see Note 8—Share-Based Compensation to our consolidated financial statements.
Other Income (Expense), Net
The changes in other income (expense), net for the three and nine months ended September 30, 2024, as compared to the same periods in 2023, were primarily due to net unrealized gains on equity securities. See Note 3—Investments and Note 4—Fair Value Measurements to our consolidated financial statements.
Income Tax Expense
Income tax expense for the nine months ended September 30, 2024 and 2023 was $248.7 million and $211.2 million, respectively. Our effective income tax rate for the nine months ended September 30, 2024 and 2023 was 22 percent.
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
The share repurchase under the ASR agreement was divided into two tranches, resulting in upfront payments of $300 million and $700 million, respectively. The final settlement of the $300 million tranche occurred in June 2024, and we received an additional 181,772 shares of our common stock upon settlement. The final settlement of the $700 million tranche occurred in September 2024, and we received an additional 90,403 shares of our common stock upon settlement. In total, we repurchased 3,547,374 shares of our common stock under the ASR agreement that we currently hold as treasury stock on our consolidated balance sheet.
Financial Condition, Liquidity, and Capital Resources
We have funded our operations principally through sales of our commercial products and, from time-to-time, third-party financing arrangements. We believe that our current sources of liquidity are sufficient to fund ongoing operations and future business plans as we expect aggregate growth in revenues from our commercial products. Furthermore, our customer base remains stable and we believe that it presents minimal credit risk. However, any projections of future cash flows are inherently subject to uncertainty and we may seek other forms of financing. In March 2022, we entered into a credit agreement (the Credit Agreement), which provides for unsecured revolving credit facilities of up to $2.0 billion in the aggregate. Our aggregate outstanding balance under the Credit Agreement was $400.0 million and $700.0 million as of September 30, 2024 and December 31, 2023, respectively. Although our credit facility matures in 2029, we classified all $400.0 million of the outstanding balance as a current liability on our consolidated balance sheet as of September 30, 2024 as we intend to repay this amount within one year.

Quarterly Report	39

Part I. Financial Information
Cash and Cash Equivalents and Marketable Investments
Cash and cash equivalents and marketable investments comprise the following (dollars in millions):

	September 30, 2024	December 31, 2023	Dollar Change	Percentage Change
Cash and cash equivalents	$1,553.9	$1,207.7	$346.2	29%
Marketable investments—current	1,772.6	1,786.4	(13.8)	(1)%
Marketable investments—non-current	1,279.4	1,909.8	(630.4)	(33)%
Total cash and cash equivalents and marketable investments	$4,605.9	$4,903.9	$(298.0)	(6)%
Cash Flows
Cash flows comprise the following (dollars in millions):

	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2024	2023
Net cash provided by operating activities	$985.9	$827.3	$158.6	19%
Net cash provided by (used in) investing activities	$540.4	$(761.7)	$1,302.1	171%
Net cash (used in) provided by financing activities	$(1,180.1)	$80.9	$(1,261.0)	NM(1)
(1)Calculation is not meaningful.
Operating Activities
Our operating assets and liabilities consist primarily of accounts receivable, inventories, accounts payable, accrued expenses, liabilities for our STAP awards, and tax-related payables and receivables.
The increase of $158.6 million in net cash provided by operating activities for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, was primarily due to an increase in net income.
Investing Activities
The increase of $1,302.1 million in net cash provided by investing activities for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, was primarily due to a $1,318.9 million increase in cash provided by total purchases, sales, and maturities of marketable investments; partially offset by: (1) an $8.2 million increase in deposits; and (2) an $8.1 million increase in cash paid to purchase property, plant, and equipment.
Financing Activities
The increase of $1,261.0 million in net cash used in financing activities for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, was primarily due to: (1) a $1.0 billion payment to repurchase common stock; and (2) $300.0 million of repayments on our line of credit; partially offset by a $36.1 million increase in proceeds from the exercise of stock options.
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

40	United Therapeutics, a public benefit corporation

Part I. Financial Information
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk has not materially changed since December 31, 2023.
Item 4. Controls and Procedures
Based on their evaluation, as of September 30, 2024, our Chairperson and Chief Executive Officer and our Chief Financial Officer and Treasurer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, summarized, processed, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chairperson and Chief Executive Officer and our Chief Financial Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

Quarterly Report	41

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
Sales of our treprostinil-based therapies — Tyvaso DPI, nebulized Tyvaso, Remodulin, and Orenitram — comprise the vast majority of our revenues. Substantially decreased sales of any of these products could have a material adverse impact on our operations. A wide variety of events, such as withdrawal of regulatory approvals or substantial changes in prescribing practices or dosing patterns, many of which are described in other risk factors below, could cause sales of these products to materially decline, or to grow more slowly than expected. Our net revenues could also be negatively impacted by pricing pressure as a result of competitive challenges, the IRA, and other drug price reduction initiatives. The current and expected availability of generic versions of our products has decreased, and may continue to decrease, our revenues. The approval and launch of new therapies may negatively impact sales of our current and potential new products. Sales may decrease if any third party that manufactures, markets, distributes, or sells our commercial products cannot do so satisfactorily, or we cannot manage our internal manufacturing processes. Finally, if demand for our Tyvaso products does not meet our expectations, the revenue opportunity for our treprostinil products could be significantly lower than we expect.
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
Our clinical trials have been and in the future may be discontinued, delayed, canceled, or disqualified for various reasons, including: (1) pandemics such as the COVID-19 pandemic, which initially caused us to suspend enrollment of most of our clinical studies; (2) manufacturing and supply chain disruptions; (3) the drug is unsafe or ineffective, or physicians and/or patients believe that the drug is unsafe or ineffective, or that other therapies are safer, more effective, better tolerated, or more convenient; (4) patients do not enroll in or complete clinical trials at the rate we expect, due to the availability of alternative therapies, the enrollment of competing clinical trials, or other reasons; (5) we, or clinical trial sites or other third parties, do not adhere to trial protocols and required quality controls under good clinical practices (GCP) regulations and similar regulations outside the United States; (6) patients experience severe side effects during treatment or die during our trials because of adverse events; and (7) the results of clinical trials conducted in a particular country are not acceptable to regulators in other countries.
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

42	United Therapeutics, a public benefit corporation

Part II. Other Information
Numerous treatments compete with our commercial therapies. For example, for the treatment of PAH, we compete with over fifteen branded and generic drugs. Sales of a generic version of Adcirca launched in August 2018 have had a material adverse impact on our sales of Adcirca. The availability of generic treprostinil injection in the United States could materially impact our revenues, and generic competition materially impacted our Remodulin revenues outside the United States. Our competitors are also developing numerous new products that may compete with ours, including products intended to treat PAH and/or PH-ILD. For example, Merck received approval for Winrevair (sotatercept) in March 2024, which competes with our treprostinil-based products. In addition, Liquidia is developing Yutrepia, which could receive final approval from the FDA for both PAH and PH-ILD in May 2025 (or sooner depending on the pending outcome of Liquidia’s lawsuit against the FDA) and if successful would compete with our treprostinil-based products. Both products could potentially materially adversely affect our revenues. There are also two therapies approved for the treatment of IPF, and we are aware of a significant number of additional therapies being developed for the treatment of IPF, which would compete with Tyvaso DPI and nebulized Tyvaso if either of them are ultimately approved for that indication.
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
We must be able to manufacture sufficient quantities of our commercial products to satisfy demand. We manufacture nebulized Tyvaso drug product, Remodulin, Orenitram, and Unituxin, including the active ingredient in each of these products (and in Tyvaso DPI), at our own facilities and rely on third parties for additional manufacturing capacity for nebulized Tyvaso and Remodulin. We also rely on third parties for our manufacturing, sometimes exclusively, as detailed under the risk factor below entitled, We rely in part on third parties to perform activities that are critical to our business. If any of our internal or third-party manufacturing and supply arrangements are interrupted, we may not have sufficient inventory to meet future demand. Changes in suppliers and/or service providers could interrupt the manufacturing of our commercial products and impede the progress of our commercial launch plans and clinical trials.
Our internal manufacturing process subjects us to risks as we engage in increasingly complex manufacturing processes. We manufacture our entire supply of Orenitram and Unituxin without an FDA-approved back-up manufacturing site. We do not plan to engage a third party to manufacture Orenitram; however, we have initiated efforts to qualify a third party to manufacture the active ingredient in Unituxin, which will take multiple years and may not succeed. Our manufactured organ and organ alternative programs will involve exceptionally complicated manufacturing processes, many of which have never been attempted on a clinical or commercial scale. It will take substantial time and resources to develop and implement such manufacturing processes, and we may never be able to do so successfully. Additional risks of our manufacturing strategy include the following:

Quarterly Report	43

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
•We are closely monitoring the military conflicts in Ukraine and Israel. Although we do not directly source any raw materials or consumables from Ukraine, Russia, Belarus, Gaza, Lebanon, or Israel, our European- and Middle East-based suppliers and service providers could be impacted by extended conflicts or an escalation of these conflicts into neighboring countries.
•The cost of many key raw materials and consumables used in the manufacture of our products has increased due to significant inflationary pressure. Should inflation continue to grow above historical averages, we could see higher than average year-over-year increases in cost of goods sold.

44	United Therapeutics, a public benefit corporation

Part II. Other Information
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
•In 2024, we began operating a clinical-scale, designated pathogen-free facility (DPF) to produce our xenotransplantation products for human clinical studies. This facility houses gene-edited pigs in a highly controlled containment environment. This facility is a first of its kind, and unforeseen operational issues or disease outbreak amongst its herd could significantly impact the clinical development timelines for our xenotransplantation products. We have begun construction of a second clinical-scale DPF facility to mitigate operational risk and increase capacity. We will need to construct additional clinical and commercial-scale DPF facilities at significant expense in order to support the development and commercialization of our xenotransplantation products. We expect to begin construction of one or more commercial-scale DPF facilities well before our xenotransplantation products could potentially be approved, and if development of our xenotransplantation products fails or demand is significantly less than anticipated, we will not recoup our significant investment in these facilities. In addition, prior to approval of our xenotransplantation products, we may not construct the number of facilities that we believe will ultimately be required to meet patient demand, which may delay our ability to meet demand when and if our xenotransplantation products are approved.
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
Third parties assist us in activities critical to our operations, such as: (1) manufacturing our clinical and commercial products; (2) conducting clinical trials, preclinical studies, and other research and development activities; (3) obtaining regulatory approvals; (4) conducting pharmacovigilance and product complaint activities, including handling and reporting of adverse effects (including adverse events and product complaints); (5) obtaining medical device clearances and approvals for the devices used to administer our drugs; and (6) marketing and distributing our products. Any disruption in the ability of third parties to continue to perform these critical activities could materially adversely impact our business and results of operations. Any change in service providers could interrupt the manufacture and distribution of our products and services, and impede the progress of our clinical trials, commercial launch plans, and related revenues.
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
We rely entirely on third parties to supply pumps and other supplies necessary to administer Remodulin. There are a limited number of pumps available in the market, and the discontinuation of any particular pump could have a material, adverse impact on our Remodulin revenues if a viable supply of an alternate pump is not available. Smiths Medical (which has since been acquired by ICU Medical) discontinued manufacturing the MS-3 system used to administer subcutaneous Remodulin, and specialty pharmacy distributors informed us that supplies of MS-3 pumps are fully exhausted. In 2022, ICU Medical discontinued manufacturing and distribution of the CADD-Legacy system used to administer intravenous Remodulin. Historically, these were the pumps primarily used to administer Remodulin to patients in the United States. In 2021, we launched the Remunity Pump to administer subcutaneous Remodulin, and in 2022 ICU Medical made an alternative pump, the CADD-Solis, available for intravenous Remodulin. We rely entirely on DEKA and its affiliates to manufacture the Remunity Pump for Remodulin, and to develop and manufacture next-generation versions of the Remunity Pump. Recently, the manufacturer of infusion sets (tubing and catheters) commonly used with the Remunity Pump for Remodulin announced it would discontinue these supplies. We are working with DEKA to enable patients to utilize alternative infusion sets.
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

Quarterly Report	45

Part II. Other Information
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
Reports of adverse effects (including side effects and other adverse events, as well as product complaints) associated with our products could affect a physician’s decision to prescribe or a patient’s willingness to use our products, which may have a significant adverse impact on sales of our products. An example of a known risk associated with the pump system used for intravenous Remodulin is sepsis, which is a serious and potentially life-threatening infection of the bloodstream caused by a wide variety of bacteria. In addition, Unituxin is associated with severe side effects, and its label contains a boxed warning related to potential infusion reactions and neurotoxicity. We are required to report certain adverse effects to the FDA and its international counterparts. Development of new products, and new formulations, indications, and delivery devices for existing products, could result in new side effects and other adverse effects which may be serious in nature. If the use of our products harms patients or is perceived to harm patients, regulatory approvals could be revoked or otherwise negatively impacted.
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
The products we develop must be approved for marketing and sale by regulatory agencies. Our research and development efforts must comply with extensive regulations, including those promulgated by the FDA, the U.S. Department of Agriculture, and their international counterparts, as applicable. The process of obtaining and maintaining regulatory approvals for new drugs, biologics, and medical devices is lengthy, expensive, and uncertain. The regulatory approval process is particularly uncertain for our transplantation programs, which include the development of xenotransplantation, regenerative medicine, 3D bioprinting of organ alternatives, and cell-based products. Once approved, the manufacture, distribution, advertising, and marketing of our products are subject to extensive regulation, including requirements related to product labeling, pharmacovigilance and adverse effect reporting and processing (including both adverse events and product complaints), storage, distribution, and record-keeping. Our product candidates have in the past and may in the future fail to receive regulatory approval. If granted, product approvals can be conditioned on the completion of post-marketing clinical studies, accompanied by significant restrictions on the use or marketing of a given product and withdrawn for failure to comply with

46	United Therapeutics, a public benefit corporation

Part II. Other Information
regulatory requirements, such as post-marketing requirements and post-marketing commitments, or upon the occurrence of adverse effects subsequent to commercial introduction. Our ability to obtain regulatory approvals for our products has been, and in the future may be, materially impacted by the outcome and quality of our clinical trials and other data submitted to regulators, as well as the quality of our manufacturing operations and those of our third-party contract manufacturers and contract laboratories. In addition, third parties may submit citizen petitions to the FDA seeking to delay approval of, or impose additional approval conditions for, our products. If successful, citizen petitions can significantly delay, or even prevent, the approval of our products. For example, a third party submitted a citizen petition to the FDA requesting that the FDA refuse to approve Tyvaso DPI, and/or impose additional requirements in order to approve the product. While the petition was denied by the FDA, it delayed FDA approval of our NDA for Tyvaso DPI.
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

Quarterly Report	47

Part II. Other Information
Most significantly, in August 2022, President Biden signed the IRA into law. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the Patient Protection and Affordable Care Act in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap (with resulting prices for the initial ten drugs first effective in 2026); imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); redesigns the Medicare Part D benefit (beginning in 2024); and replaces the Medicare Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has issued guidance, and is expected to continue to issue guidance, even while multiple lawsuits challenging the IRA negotiation requirement remain pending. While the impact of the IRA on the pharmaceutical industry cannot yet be fully determined, it is likely to be significant.
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

48	United Therapeutics, a public benefit corporation

Part II. Other Information
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
We participate in the Public Health Service’s 340B drug pricing program (the 340B program) and have implemented a policy regarding the distribution of our drugs at 340B ceiling prices through third-party pharmacies that contract with 340B covered entities, known as “340B contract pharmacies”. Under our 340B contract pharmacy policy, which we adopted to address program integrity risks, our drugs are only shipped at the 340B ceiling price to those 340B contract pharmacies that meet certain criteria. Our policy has no impact on 340B purchases by 340B covered entities themselves. Our contract pharmacy policy preserves patient access, while addressing compliance and integrity concerns resulting from the proliferation of contract pharmacies. Nonetheless, the U.S. Department of Health and Human Services (HHS), in a non-binding (and now-retracted) Advisory Opinion, stated that manufacturers in the 340B program are obligated to sell their covered outpatient drugs at the 340B ceiling price to all contract pharmacies acting as agents of a covered entity. Certain covered entities have expressed the view that participating manufacturers are obligated to sell their covered outpatient drugs to all contract pharmacies of a covered entity.
We and certain other manufacturers initiated litigation challenging the Advisory Opinion and the U.S. Health Resource Services Administration (HRSA)’s position on contract pharmacies generally. HHS subsequently withdrew the Advisory Opinion, but HRSA issued letters to manufacturers, including us, threatening enforcement action if the manufacturers do not abandon their 340B contract pharmacy policies. We filed suit against HHS and HRSA in June 2021 in the U.S. District Court for the District of Columbia. In September 2021, HRSA sent to us, along with the other manufacturers challenging HRSA’s 340B interpretation, letters stating that HRSA was referring this issue to the OIG for potential enforcement action. We have not had any communication from the OIG regarding our 340B contract pharmacy policy. In November 2021, the court granted our motion for summary judgment, ruling that the letters threatening enforcement action “contain legal reasoning that rests upon an erroneous reading of Section 340B.” HRSA appealed, and the appellate court affirmed the lower court’s decision in our favor.
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

Quarterly Report	49

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
The increasing use of social media platforms and artificial intelligence-based software presents new risks and challenges.
Social media is increasingly being used to communicate information about our products and the diseases that our therapies are designed to treat. Social media practices in our industry continue to evolve and regulations related to such use are not always clear. This evolution creates uncertainty and risk of noncompliance. For example, patients and others may use social media channels to comment on the effectiveness of a product or to report alleged adverse effects, such as adverse events and product complaints. When such disclosures occur, we may fail to monitor and comply with applicable adverse effect reporting obligations or we may not be able to defend against political and market pressures generated by social media due to restrictions on what we may say about our products. There is also a risk of inappropriate disclosure of sensitive information or negative or inaccurate comments about us on any social networking website. If any of these events occur or we otherwise fail to comply with applicable regulations, we could incur liability, face overly restrictive regulatory actions, or incur other harm to our business.
Additionally, artificial intelligence-based software is increasingly being used in our business and in the biopharmaceutical industry generally. As with many developing technologies, artificial intelligence-based software presents risks and challenges that could affect its further development, adoption, and use, and therefore our business. For example, algorithms employed by such software may be flawed; data sets may be insufficient, of poor quality, or contain biased information; and inappropriate or controversial data practices could impair the accuracy and usefulness of the results. If analyses that artificial intelligence applications assist in producing are deficient or inaccurate, we could be subject to competitive harm, potential legal liability, and brand or reputational harm. Furthermore, use of artificial intelligence-based software may lead to the inadvertent release of confidential information which may impact our ability to realize the benefit of our intellectual property and expose us to liability and brand or reputational harm.

50	United Therapeutics, a public benefit corporation

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
The period under which our commercial and developmental therapies are protected by our patent rights is limited. Our patents related to our individual treprostinil-based products expire at various times through 2042. We entered into settlement agreements with certain generic drug companies permitting them to launch generic versions of Remodulin in the United States and other companies to launch generic versions of nebulized Tyvaso and Orenitram in the United States. In some instances, the FTC has brought actions against brand and generic companies that have entered into such agreements, alleging that they violate antitrust laws. Even in the absence of an FTC challenge, other governmental or private litigants may assert antitrust or other claims against us relating to such agreements. We have been sued by Sandoz for violating our settlement agreement with them and we have accrued a liability of $65.1 million in connection with such suit, reflecting the amount of damages we calculated based on factual findings made by the court and included in our submission to the court regarding damages, although our ultimate liability may be greater. Other actions against us in the future could result in significant monetary judgements and the imposition of other penalties against us. A U.S. patent for Adcirca for the treatment of pulmonary hypertension expired in November 2017, and FDA-conferred regulatory exclusivity expired in May 2018, leading to the launch of a generic version of Adcirca in August 2018. We have no issued patents or pending patent applications covering Unituxin. For further details, please see Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Generic Competition and Challenges to our Intellectual Property Rights.
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
Third parties have challenged, and may in the future challenge, the validity of our patents, through patent litigation and/or initiating proceedings, including re-examinations, IPRs, post-grant reviews, and interference proceedings, before the USPTO or other applicable patent filing offices, or other means. For example, Liquidia is challenging various patents related to nebulized Tyvaso and our other treprostinil-related products, and has successfully challenged some of them.
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

Quarterly Report	51

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
In the past we have experienced, and in the future we may again experience, data security incidents. The preventive actions we take to reduce exposure to, and the risks associated with, cybersecurity incidents may be insufficient to prevent or mitigate the effects of material cybersecurity incidents in the future. Because the tools and methods — including those deploying artificial intelligence technology — used by threat actors to damage or obtain unauthorized access to networks, systems, and data change frequently, and are often not known until used against a target, we may be unable to anticipate these tools or methods or implement adequate preventative measures. It is impossible to eliminate all cybersecurity threats and exposure to cybersecurity incidents, and thus our networks and systems, as well as those of our service providers, suppliers, customers and other third parties, remain potentially vulnerable to known or unknown threats.
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
We may borrow up to $2.0 billion under our Credit Agreement, which matures in March 2029. Currently, our outstanding principal balance is $400.0 million. Our ability to repay or refinance our debt obligations under our Credit Agreement and

52	United Therapeutics, a public benefit corporation

Part II. Other Information
any future debt that we may incur will depend on our financial condition and operating performance, which are subject to a number of factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on our indebtedness. Our inability to generate sufficient cash flows to satisfy our debt obligations would materially and adversely affect our financial position and results of operations. If we cannot repay or refinance our debt as it becomes due, we may be forced to take disadvantageous actions, including reducing or delaying investments and capital expenditures, disposing of material assets or operations, seeking additional debt or equity capital, or restructuring or refinancing our indebtedness. We may not be able to implement any such alternative measures on commercially reasonable terms or at all and, even if successful, such actions may not enable us to meet any such debt service obligations. In addition, our ability to withstand competitive pressures and to react to changes in our industry could be impaired.
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
•announcements regarding litigation matters, including our ongoing litigation with Liquidia, among others;
•announcements regarding our efforts to obtain regulatory approval of, and to launch commercial sales of, new products;
•physician, patient, investor, or public concerns regarding the efficacy and/or safety of products marketed or being developed by us or by others;

Quarterly Report	53

Part II. Other Information
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

54	United Therapeutics, a public benefit corporation

Part II. Other Information
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2024 - July 31, 2024	—	$—	—	$—
August 1, 2024 - August 31, 2024	—	—	—	—
September 1, 2024 - September 30, 2024(1)	90,403	293.74	90,403	—
Total	90,403	$293.74	90,403	$—

Quarterly Report	55

Part II. Other Information
(1)As announced on March 25, 2024, our Board of Directors approved a share repurchase program authorizing up to $1.0 billion (plus the amount of any customary contingent settlement obligations that may arise upon the expiration or early termination of an accelerated share repurchase contract) in aggregate repurchases of our common stock, which program has no expiration. Pursuant to this authorization, we entered into the ASR agreement with Citi on March 25, 2024 to repurchase $1.0 billion of our common stock. We made an aggregate upfront payment of $1.0 billion to Citi and on March 27, 2024, 3,275,199 shares of our common stock, representing approximately 80 percent of the total shares that would be repurchased under the ASR agreement measured based on the closing price of our common stock on March 25, 2024, were delivered to us. The share repurchase under the ASR agreement was divided into two tranches, resulting in upfront payments of $300 million and $700 million, respectively. The final settlement of the $300 million tranche occurred in June 2024, and we received an additional 181,772 shares of our common stock upon settlement. The final settlement of the $700 million tranche occurred in September 2024, and we received an additional 90,403 shares of our common stock upon settlement. In total, we repurchased 3,547,374 shares of our common stock under the ASR agreement that we currently hold as treasury stock on our consolidated balance sheet. The average price paid per share was based on the volume-weighted average price per share of our common stock over the repurchase period under the ASR agreement, less a discount.
Item 5. Other Information
(c)    Trading Plans
On August 2, 2024, Raymond Dwek, a member of our Board of Directors, adopted a trading plan intended to satisfy Rule 10b5-1(c) to exercise up to 10,000 stock options and sell the shares of common stock received, subject to certain conditions.
On August 7, 2024, trusts beneficially owned by Michael Benkowitz, a Section 16 officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to exercise up to 201,679 stock options and sell the shares of common stock received, subject to certain conditions.
On August 27, 2024, Christopher Patusky, a member of our Board of Directors, adopted a trading plan intended to satisfy Rule 10b5-1(c) to exercise up to 10,000 stock options and sell the shares of common stock received, subject to certain conditions.
During the three months ended September 30, 2024, no director or Section 16 officer terminated any Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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
101*
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, filed with the SEC on October 30, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) our Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023; (2) our Consolidated Statements of Operations for the three- and nine-month periods ended September 30, 2024 and 2023; (3) our Consolidated Statements of Comprehensive Income for the three- and nine-month periods ended September 30, 2024 and 2023; (4) our Consolidated Statements of Stockholders’ Equity for the three- and nine-month periods ended September 30, 2024 and 2023; (5) our Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2024 and 2023; and (6) the Notes to our Consolidated Financial Statements.

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

UNITED THERAPEUTICS CORPORATION

October 30, 2024	By:	/s/ MARTINE ROTHBLATT
Martine Rothblatt, Ph.D.
	Title:	Chairperson and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ JAMES C. EDGEMOND
James C. Edgemond
	Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

58	United Therapeutics, a public benefit corporation