Form 10-K
period 2024-12-31
UNITED THERAPEUTICS Corp
filed 2025-02-26
CIK 1082554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒
The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price on June 30, 2024, as reported by the Nasdaq Global Select Market was approximately $12,155,535,434.
The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, as of February 19, 2025, was 44,912,177.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the registrant’s 2025 annual meeting of shareholders scheduled to be held on June 26, 2025, are incorporated by reference in Part III of this Form 10-K.

2	United Therapeutics, a public benefit corporation

PART I
Item 1. Business
Overview
We build on the strength of our research and development expertise and a distinctive, entrepreneurial culture that encourages innovation, creativity, inclusion, sustainability, and, simply, fun. Since inception, our mission has been to find a cure for pulmonary arterial hypertension (PAH) and other life-threatening diseases. Toward this goal, we have successfully obtained approval from the U.S. Food and Drug Administration (FDA) for several medicines, we are always conducting new clinical trials, and we are working to create an unlimited supply of manufactured organs and organ alternatives for transplantation.
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
We are actively advancing a pipeline of research and development projects that includes new indications and delivery devices for our existing products, as well as new products to treat PAH and other conditions. We are also focused on a variety of manufactured organ and organ alternative products with the goal of addressing the chronic shortage of transplantable organs for patients with end-stage organ diseases.
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
Our Commercial Products
Our commercial product portfolio consists of the following:

Product	Mode of Delivery	Indication	Current Status	Our Territory
Tyvaso DPI	Inhaled dry powder via pre-filled, single-use cartridges	PAH and PH-ILD	Commercial sales in the U.S.	Worldwide
Nebulized Tyvaso	Inhaled solution via ultrasonic nebulizer	PAH and PH-ILD	Commercial sales in the U.S., Argentina, Dominican Republic, Israel, and Japan	Worldwide
Remodulin	Continuous subcutaneous	PAH	Commercial sales in the U.S., most of Europe*, Argentina, Canada, Chile, Colombia, Costa Rica, Dominican Republic, Guatemala, Israel, Japan, Mexico, Peru, and South Korea	Worldwide
Remodulin	Continuous intravenous	PAH	Commercial sales in the U.S., most of Europe*, Argentina, Canada, Colombia, Israel, Japan, Mexico, Peru, Saudi Arabia, and South Korea	Worldwide
Remunity Pump for Remodulin	Continuous subcutaneous	PAH	Commercial sales in the U.S.	Worldwide
Orenitram	Oral tablets	PAH	Commercial sales in the U.S.	Worldwide
Unituxin	Intravenous	High-risk neuroblastoma	Commercial sales in the U.S., Canada, and Japan	Worldwide
Adcirca	Oral tablets	PAH	Commercial sales in the U.S.	United States

2024 Annual Report	3

*    Remodulin is marketed and sold in most of the major European markets other than the United Kingdom for both intravenous and subcutaneous administration. In the United Kingdom, Remodulin is sold on a named-patient basis only.
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
Our PH products were initially approved to treat only PAH. In March 2021, nebulized Tyvaso was approved to treat PH-ILD in addition to PAH. In May 2022, we also obtained FDA approval of Tyvaso DPI to treat both PAH and PH-ILD. We are engaged in further research and development of additional indications for nebulized Tyvaso to treat certain fibrotic lung conditions underlying PH-ILD. For further details, see Research and Development below.
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
Current therapies approved by the FDA for PAH focus on four distinct molecular pathways: the prostacyclin pathway, the nitric oxide pathway, the endothelin pathway, and activin signaling pathway. The classes of drugs that target these pathways are:
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
•Activin Signaling Inhibitors. Activin signaling inhibitors aim to improve the balance between pro- and anti-proliferative signaling to regulate vascular cell proliferation underlying PAH. In March 2024, Merck & Co., Inc. (Merck) obtained FDA approval for the first activin signaling inhibitor, known as Winrevair™ (sotatercept), to treat PAH, and launched sales of the product shortly thereafter.
Because any or all of the these pathways may be therapeutic targets in a patient, these classes of drugs are used alone or in combination to treat patients with PAH. We currently market drugs in two of these classes. Tyvaso DPI, nebulized Tyvaso, Remodulin, and Orenitram are all formulations of treprostinil, a prostacyclin analogue, and Adcirca is a PDE-5 inhibitor.
PH-ILD is also a rare condition, impacting at least 30,000 patients in the United States. Tyvaso DPI and nebulized Tyvaso are the only available therapies the FDA has approved to treat PH-ILD.
Tyvaso DPI and Nebulized Tyvaso
Tyvaso was initially approved as a nebulized product by the FDA to treat PAH and was launched commercially in the United States in 2009. Following the successful INCREASE study of nebulized Tyvaso in patients with PH-ILD, including patients with underlying idiopathic pulmonary fibrosis (IPF) and combined pulmonary fibrosis and emphysema, the FDA approved our efficacy supplement to the nebulized Tyvaso New Drug Application (NDA) in March 2021. As a result, nebulized Tyvaso’s label was updated to include the PH-ILD indication. In May 2022, the FDA approved our dry powder formulation of inhaled

4	United Therapeutics, a public benefit corporation

treprostinil called Tyvaso DPI, for the treatment of both PAH and PH-ILD. We developed this product under an in-license from MannKind Corporation (MannKind) and launched this product commercially in the United States in June 2022.
We sell Tyvaso DPI and nebulized Tyvaso to specialty pharmaceutical distributors in the United States. We recognized $1,620.4 million, $1,233.7 million, and $873.0 million in combined Tyvaso DPI and nebulized Tyvaso net product sales, representing 56 percent, 53 percent, and 45 percent of our total revenues for the years ended December 31, 2024, 2023, and 2022, respectively. Nebulized Tyvaso is approved and commercialized in the United States, Israel, Argentina, the Dominican Republic, and Japan to treat PAH and PH-ILD, and is approved but not yet launched in additional countries in Latin America and Asia.
Tyvaso DPI is a drug-device combination product that incorporates the dry powder formulation technology and Dreamboat® inhalation device technology used in MannKind’s Afrezza® (insulin human) Inhalation Powder product, which was approved by the FDA in 2014 to treat patients with diabetes. Tyvaso DPI is administered four times per day. We believe that Tyvaso DPI provides substantial lifestyle benefits to PAH and PH-ILD patients, as compared with nebulized Tyvaso therapy, because it is: (1) less time-consuming to administer and easier to maintain, as the device is provided in pre-filled, single-use, multiple-strength, disposable cartridges, eliminating the need for cleaning and filling; and (2) mobile and more convenient, as the compact design of the inhaler and drug cartridges used with Tyvaso DPI enables the device to easily fit into the patient’s pocket and the device does not require electricity to function. Tyvaso DPI is currently approved only in the United States.
Nebulized Tyvaso is administered four times a day using our proprietary Tyvaso Inhalation System, which consists of an ultrasonic nebulizer and related accessories. Dose titration is achieved by varying the number of breaths per treatment session typically starting at three breaths per session, and increasing the dose in three-breath increments during the titration process. A single ampule containing nebulized Tyvaso solution is emptied into the Tyvaso Inhalation System once per day, so the Tyvaso Inhalation System only needs to be cleaned once daily. Nebulized Tyvaso is regulated by the FDA as a drug-device combination product approved under an NDA consisting of Tyvaso drug product and the Tyvaso Inhalation System.
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
Remodulin
Remodulin was approved by the FDA for subcutaneous and intravenous administration in 2002 and 2004, respectively, and has been sold commercially in the United States since 2002. We sell Remodulin to specialty pharmaceutical distributors in the United States and to pharmaceutical distributors internationally. We recognized $538.1 million, $494.8 million, and $500.2 million in Remodulin net product sales, representing 19 percent, 21 percent, and 26 percent of our total revenues for the years ended December 31, 2024, 2023, and 2022, respectively. Remodulin is indicated to treat patients with PAH to diminish symptoms associated with exercise. Studies establishing effectiveness included patients with functional class II-IV (moderate to severe) symptoms. Outside of the United States, Remodulin is marketed and sold for the treatment of PAH throughout most of Europe, Canada, Mexico, and various countries throughout Asia, the Middle East, and Latin America, as noted in the table above. Remodulin is also approved in various additional countries throughout Latin America and Asia, where commercial launches are being planned by our distributors.
We believe that Remodulin has many qualities that make it an appealing alternative to competitive therapies. Remodulin is stable at room temperature, so it does not need to be cooled during infusion and patients do not need to use cooling packs or refrigeration to keep it stable. Treprostinil is highly soluble under certain conditions and highly potent, which enables us to manufacture Remodulin in concentrated solutions. This allows therapeutic concentrations of Remodulin to be delivered at low flow rates via infusion pumps for both subcutaneous and intravenous infusion. Remodulin can be continuously infused for up to 72 hours before refilling the external infusion pump, or up to 48 hours for diluted Remodulin. This profile contrasts favorably with non-treprostinil based, continuously infused prostacyclin therapies on the market: Flolan®; Veletri®; and generic epoprostenol.
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

2024 Annual Report	5

and the CADD-Legacy® pump to deliver intravenous Remodulin. In 2015, Smiths Medical notified us that it was planning to discontinue the manufacture of the MS-3 pumps and associated cartridges. In response, we funded Smiths Medical’s manufacture of several thousand additional MS-3 pumps and, in parallel, pursued development of the Remunity Pump so that PAH patients would not experience a delay or disruption in their Remodulin therapy. The inventory of MS-3 pumps held by specialty pharmacy distributors (including the additional pumps we funded the manufacture of) is now exhausted. In June 2023, our third-party contract manufacturer, Gilero LLC, which was recently acquired by Sanner GmbH, obtained FDA clearance for a cartridge to be used with the MS-3 pump for subcutaneous infusion of Remodulin. ICU Medical has also discontinued the CADD-Legacy system, and has made an alternative pump, the CADD-Solis™, available for intravenous infusion of Remodulin. As discussed below under Remunity Pump, our Remunity Pump is now the primary infusion system used to deliver Remodulin subcutaneously.
There are side effects associated with Remodulin. For example, when infused subcutaneously, Remodulin causes varying degrees of infusion site pain and reaction (redness and swelling) in most patients. Patients who cannot tolerate the infusion site pain related to the use of subcutaneous Remodulin may instead use intravenous Remodulin. Intravenous Remodulin is delivered continuously through a surgically implanted central venous catheter, similar to Flolan, Veletri, and generic epoprostenol. Patients who receive therapy through implanted venous catheters have a risk of developing bloodstream infections and a serious systemic infection known as sepsis. Other common side effects associated with both subcutaneous and intravenous Remodulin include headache, diarrhea, nausea, jaw pain, vasodilation, and edema.
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
Remunity Pump
In February 2021, we launched limited commercial sales of the Remunity Pump, which is a semi-disposable system for subcutaneous delivery of treprostinil that we developed in collaboration with DEKA Research & Development Corp. (DEKA) under an exclusive development and license agreement. The Remunity Pump consists of a small, lightweight, durable pump and controller designed to have a service life of at least three years. The Remunity Pump uses disposable cassettes filled with Remodulin, which can be connected to the pump with less patient manipulation than is typically involved in filling other currently available subcutaneous pumps. In November 2019, we entered into a supply agreement with an affiliate of DEKA to manufacture and supply the Remunity Pump to us. Under the terms of the agreement, we reimburse all of DEKA’s and its affiliates’ costs to manufacture the Remunity Pump.
The Remunity Pump was initially made available to patients in weekly shipments of disposable cassettes that were pre-filled with Remodulin by our specialty pharmacy distributors. In September 2022, we launched a patient-filled version of the Remunity Pump, which enables patients to receive monthly shipments of empty, ready-to-fill Remunity cassettes and Remodulin. The majority of patients being treated with subcutaneous Remodulin in the United States are now using the Remunity Pump, and we believe that it is the only subcutaneous infusion system available in the United States for newly prescribed treprostinil patients. The Remunity Pump is classified by CMS as durable medical equipment.
In January 2025, DEKA obtained FDA clearance of a new version of the Remunity Pump, which is intended to improve the patient experience by making the pump easier to use and will be offered only as a patient-filled device. We plan to launch this new system, called RemunityPRO™, later this year.
Orenitram
Orenitram is the only FDA-approved, orally-administered prostacyclin analogue, and is the only oral PAH prostacyclin class therapy approved in the United States that is titratable to a maximum tolerated dose without a dose ceiling. We sell Orenitram to the same specialty pharmaceutical distributors in the United States that distribute Tyvaso DPI, nebulized Tyvaso, and Remodulin. We recognized $434.3 million, $359.4 million, and $325.1 million in Orenitram net product sales, representing 15 percent, 15 percent, and 17 percent of our total revenues for the years ended December 31, 2024, 2023, and 2022, respectively. In 2013, the FDA approved Orenitram for the treatment of PAH patients to improve exercise capacity. The primary study that supported efficacy of Orenitram was a 12-week monotherapy study in which PAH patients were not on any approved background PAH therapy. In August 2018, we announced that our clinical study of Orenitram called FREEDOM-EV had met its primary endpoint of delayed time to first clinical worsening event. In particular, the preliminary results showed that Orenitram, when taken with an oral PAH background therapy, decreased the risk of a clinical worsening event versus placebo by 25 percent (p=0.0391), driven by a 61 percent decrease in the risk of disease progression for patients taking Orenitram, when compared to placebo (p=0.0002). In October 2019, the FDA approved a supplement to the Orenitram NDA to update the product’s label to reflect the FREEDOM-EV results. As a result, Orenitram is indicated to delay disease progression and improve exercise capacity.
Secondary endpoints in the FREEDOM-EV study included changes from baseline in six-minute walk distance (6MWD), Borg dyspnea score (shortness of breath test), functional class, NT-proBNP levels, and combined 6MWD and Borg dyspnea score. Secondary endpoint data, which are not included in the updated FDA-approved labeling, are summarized below:

6	United Therapeutics, a public benefit corporation

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
Adcirca
Adcirca is a PDE-5 inhibitor, the active pharmaceutical ingredient of which is tadalafil. Tadalafil is also the active pharmaceutical ingredient in Cialis®, which is marketed by Eli Lilly and Company (Lilly) for the treatment of erectile dysfunction. We acquired the commercial rights to Adcirca for the treatment of PAH in the United States from Lilly in 2008. We sell Adcirca at prices established by Lilly. We recognized $23.8 million, $28.9 million, and $41.3 million in Adcirca net product sales, representing one percent, one percent, and two percent of our total revenues for the years ended December 31, 2024, 2023, and 2022, respectively.
In 2009, the FDA approved Adcirca with a recommended dose of 40 mg, making it the only once-daily PDE-5 inhibitor for the treatment of PAH. Adcirca is indicated to improve exercise ability in patients with PAH. Studies establishing effectiveness included predominately patients with functional class II-III symptoms. Headaches were the most commonly reported side effect.
The current term of our Adcirca license agreement expires December 31, 2026.
Product to Treat Cancer — Unituxin
In March 2015, the FDA approved our Biologics License Application (BLA) for Unituxin, in combination with granulocyte-macrophage colony-stimulating factor, interleukin-2, and 13-cis-retinoic acid, for the treatment of patients with high-risk neuroblastoma (a rare form of pediatric cancer) who achieve at least a partial response to prior first-line multiagent, multimodality therapy. Unituxin is a chimeric monoclonal antibody composed of a combination of mouse and human DNA that induces antibody-dependent cell-mediated cytotoxicity, a mechanism of cell-mediated immunity whereby the immune system actively targets a cell that has been bound by specific antibodies. Unituxin therapy is associated with severe side effects, including infections, infusion reactions, hypokalemia, hypotension, pain, fever, and capillary leak syndrome. Unituxin has also been approved in Canada and Japan.
We recognized $238.7 million, $198.9 million, and $182.9 million in Unituxin net product sales, representing eight percent, nine percent, and nine percent of our total revenues for the years ended December 31, 2024, 2023, and 2022, respectively.

2024 Annual Report	7

Research and Development
We focus our research and development efforts on the following pipeline programs. We also engage in a variety of additional research and development efforts, including efforts to develop new and improved devices to deliver our current commercial products, and technologies designed to increase the supply of transplantable organs and organ alternatives and improve outcomes for transplant recipients through xenotransplantation, regenerative medicine, bio-artificial organ alternatives, three-dimensional (3D) bioprinting of organ alternatives, and ex vivo lung perfusion.
Select Pipeline Programs

Product	Mode of Administration	Indication	Current Status STUDY NAME	Our Territory
Nebulized Tyvaso (treprostinil)	Inhaled	IPF	Phase 3 TETON 1 and TETON 2 studies	Worldwide
Nebulized Tyvaso (treprostinil)	Inhaled	PPF	Phase 3 TETON PPF study	Worldwide
Ralinepag (IP receptor agonist)	Oral	PAH	Phase 3 ADVANCE OUTCOMES study	Worldwide
Nebulized Tyvaso — TETON studies
We are conducting two phase 3 studies of nebulized Tyvaso, called TETON 1 and TETON 2, in patients with idiopathic pulmonary fibrosis (IPF). TETON 1 is being conducted in the United States and Canada, and TETON 2 is being conducted outside the United States and Canada. Enrollment in the TETON 2 study was completed in July 2024, after enrolling a total of 597 patients, and TETON 1 completed enrollment in January 2025 with 598 patients. We are also conducting a phase 3 study of nebulized Tyvaso called TETON PPF for the treatment of progressive pulmonary fibrosis (PPF); we enrolled the first patient in TETON PPF in October 2023. The primary endpoint of each TETON study is the change in absolute forced vital capacity (FVC) from baseline to week 52.
The TETON 1 and TETON 2 studies were prompted by data from the INCREASE study of nebulized Tyvaso for the treatment of PH-ILD, which demonstrated in a post-hoc analysis that treatment with nebulized Tyvaso resulted in significant improvements in percent predicted FVC at weeks 8 and 16, with subjects having an underlying etiology of IPF showing the greatest improvement (week 8: 2.5 percent; p=0.038 and week 16: 3.5 percent; p=0.015). Further, OLE data published in 2023 showed that these improvements in FVC were sustained for at least 64 weeks. For those patients who received placebo during the INCREASE study, marked improvements in FVC were observed following transition to nebulized Tyvaso during the OLE study. These data points, combined with substantial preclinical evidence of antifibrotic activity of treprostinil, suggest that nebulized Tyvaso may offer a treatment option for patients with IPF. We believe there are approximately 100,000 IPF patients in the United States.
The TETON PPF study was also prompted by a post-hoc analysis of data from the INCREASE study. PPF is a group of ILD conditions that exhibit progressive, self-sustaining fibrosis, and a similar disease course to IPF. PPF includes idiopathic interstitial pneumonias, autoimmune ILDs, chronic fibrosing hypersensitivity pneumonitis, and fibrotic ILDs related to environmental/occupational exposure. Due to the similarities in the mechanism of fibrosis between IPF and PPF, we anticipate that anti-fibrotic therapies will impact disease progression similarly in patients with these conditions. Therefore, based on the FVC improvements in subjects with IPF observed in the INCREASE study, we are conducting a single pivotal study, TETON PPF, to evaluate the safety and efficacy of nebulized Tyvaso for the treatment of PPF. We are targeting enrollment of 698 patients in this study. We believe there are at least 60,000 PPF patients in the United States, but the number could be significantly greater as some estimates indicate the U.S. patient population could exceed 180,000.
Both the FDA and the European Medicines Agency (EMA) have granted orphan designation for treprostinil to treat IPF. The FDA denied our orphan designation application for PPF. If the TETON studies are successful, we plan to seek FDA approval to expand the nebulized Tyvaso label to include IPF and PPF. We also plan to seek FDA approval to expand the Tyvaso DPI label to include IPF and PPF, following completion of any FDA-required bridging studies. We and our distributors will also consider seeking amendments to the marketing authorizations for nebulized Tyvaso in other countries where it is approved, to include IPF and/or PPF indications, and we will also consider seeking approval of nebulized Tyvaso for these indications in countries where it is not yet approved.
In February 2025, the data monitoring committee for the TETON 1 and TETON 2 studies completed a routine, unblinded safety review of data from over 1,100 patients enrolled in these studies, and unanimously recommended continuation of both trials without modification.
Ralinepag
Ralinepag is a next-generation, once-daily, oral, selective, and potent prostacyclin receptor agonist that we are developing for the treatment of PAH. A phase 2 study of an immediate-release formulation of ralinepag in 61 PAH patients (40 patients on

8	United Therapeutics, a public benefit corporation

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
We are enrolling ADVANCE OUTCOMES, which is a phase 3, event-driven study of an extended-release formulation of ralinepag in PAH patients with a primary endpoint of time to first clinical worsening event. ADVANCE OUTCOMES is a global, multi-center, placebo-controlled trial that includes patients on approved oral background PAH therapies. During the first quarter of 2023, we discontinued a separate phase 3 study of ralinepag called ADVANCE CAPACITY, due to slow enrollment and a redirection of our internal resources toward the TETON PPF study. In October 2023, the data monitoring committee for the ADVANCE OUTCOMES study completed a routine, unblinded safety review of data from nearly 510 patients enrolled in the study, and unanimously recommended continuation of the trial without modification. The study is targeting enrollment of approximately 700 patients. We plan to close enrollment in mid-2025 and accrue clinical worsening events through the end of 2025.
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
Xenotransplantation
Our xenotransplantation program includes three development-stage organ products known as “xenografts”, which are intended to be transplanted from gene-edited pigs into humans.
The UKidney™ is a development-stage kidney from a pig with ten gene edits to support organ functioning in the human body. Six human genes were added to the pig genome to facilitate immune acceptance of the organ, while four genes were inactivated: three that contribute to porcine organ rejection in humans and one that can cause organ growth beyond what is normal for humans. The UHeart™ is a heart from the same pig with ten gene edits.
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

2024 Annual Report	9

research efforts have used innovative preclinical human models to obtain insights into how xenografts function inside the human body.
In December 2024, we submitted an Investigational New Drug application (IND) to the FDA related to our UKidney product. In January 2025, the FDA cleared this IND, which enables us to commence a clinical trial. This study is expected to enroll an initial cohort of six end-stage renal disease (ESRD) patients, expanding to up to 50 participants, and we intend for this study to support a Biologics License Application (BLA) with the FDA. This study is designed as a combination phase 1/2/3 trial (sometimes referred to as a “phaseless” study) to evaluate safety and efficacy seamlessly without moving through separate phase 1, phase 2, and phase 3 studies that are typically associated with conventional drug approvals.
In February 2024, we inaugurated a clinical-scale, designated pathogen-free (DPF) facility in Virginia and began populating the facility with animals during the first quarter of 2024. We expect this DPF to supply xenografts compliant with FDA current Good Manufacturing Practices (cGMP) for human clinical trials, with a target capacity of up to 125 organs per year. This facility cost approximately $75 million to construct. In 2024, we acquired land in Minnesota where we intend to construct a second clinical-scale DPF facility for redundancy, and to support breeding of animals for future commercial use. We expect to spend approximately $105 million to construct the facility. We are also planning to construct at least one more clinical-scale DPF facility in Houston, Texas. While our clinical-scale DPF facilities are also capable of producing organs for commercial use, we are planning to build additional, larger cGMP DPF facilities at commercial scale. While these projects will be capital-intensive, the timing and volume of these expenditures will be staggered and paced in a manner intended to balance our need to address market demand as soon as possible following FDA approval with the need to defer the most significant capital expenditures until we achieve certain clinical trial milestones. We have commenced pre-construction activities for a commercial-scale DPF facility. As part of our pre-construction activities, we intend to confirm essential facility design criteria with the FDA because this facility will be on a significantly larger scale, and therefore significantly higher cost, than our clinical-scale facilities.
Key accomplishments in our xenotransplantation program include the following:
•First Successful Xenotransplants of Porcine Hearts. University of Maryland School of Medicine (UMSOM) surgeons have successfully transplanted UHearts into two living human patients. Each of these procedures were authorized by the FDA on a single-patient, expanded access (also called “compassionate use”) basis, and marked the first known examples of transplanting whole organs from gene-edited pigs to humans. The FDA’s compassionate use regulations allow a physician to apply to use an unapproved product outside of a clinical trial to treat an individual patient with a serious or immediately life-threatening disease or condition when no satisfactory alternative therapy is available. The first patient, who received a xenotransplant in January 2022, survived for approximately two months with the UHeart. In June 2022, data from this procedure were published in the New England Journal of Medicine. The second patient, who received a xenotransplant in September 2023, survived for approximately six weeks with the UHeart. We and our collaborators continue to evaluate data from these human transplants.
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
•Second Successful Transplantation of a Porcine Kidney. In November 2024, surgeons at NYU Langone Health successfully transplanted a UKidney into a living patient under an FDA authorization for compassionate use. Three months later, the patient continues to do well with essentially normal kidney function, setting a record for the longest human use of a xenotransplanted porcine organ.
•Successful UKidney and UHeart Tests in Preclinical Human Models. In 2021, surgeons at NYU and UAB tested UThymoKidneys and UKidneys from our gene-edited pigs in brain-dead organ donors maintained on artificial support, providing preclinical evidence that gene-edited pig organs could transcend the most proximate immunological barriers to xenotransplantation. These studies using a preclinical human decedent model were conducted in brain-dead organ donors whose organs were determined to be ineligible for donation, with the consent of each donor’s family. Results of the UAB experiments were published in the American Journal of Transplantation in January 2022 and the Journal of Clinical Investigation in January 2024, and results of the NYU experiments were published in the New England Journal of Medicine in May 2022.
In June and July 2022, NYU surgeons tested two UHearts from our gene-edited pigs in brain-dead organ donors maintained on artificial support. In each case, normal function was observed for our UHearts over a three-day study period, without signs of early rejection. The results were published in Nature Medicine in July 2023.
In September 2023, NYU surgeons completed a 61-day study of a UThymoKidney in a brain-dead organ donor maintained on artificial support. At the time, this experiment marked the longest documented case of a

10	United Therapeutics, a public benefit corporation

xenotransplanted organ functioning in a human body. Publications of the result of this experiment are expected in the near term.
Regenerative Medicine, Bio-Artificial Organ Alternatives, and 3D Bioprinting of Organ Alternatives
•Miromatrix. In December 2023, we acquired Miromatrix Medical Inc. (Miromatrix), a company based in Minnesota focused on the development of new technologies for generating manufactured kidneys and liver alternatives composed of human primary cells. The Miromatrix external liver assist product, called miroliverELAP®, uses a decellularized porcine liver matrix that has been seeded with human-derived cells and an extracorporeal blood circuit to maintain liver support in patients experiencing acute liver failure. Miromatrix first used its decellularization technology to successfully develop two acellular products, MiroMesh® and MiroDerm®, which received FDA 510(k) clearance for hernia repair and wound care applications, respectively, and which were later spun off by Miromatrix. In October 2024, Miromatrix initiated screening of patients for a phase 1 study of miroliverELAP in patients with acute liver failure, which is the first human clinical trial of a manufactured organ alternative. Miromatrix is also developing miroliver®, a fully implantable manufactured liver alternative product, and mirokidney®, a fully implantable manufactured kidney alternative product, both of which are based on decellularized porcine organ scaffolds that have been reseeded with human-derived cells. Initially the Miromatrix products are intended to be allogeneic, requiring the use of standard immunosuppression protocols. Future versions may be based on autologous cells, reducing or eliminating the need for immunosuppression drugs.
•ULobe™. The ULobe is a development-stage engineered lung lobe alternative made using a porcine lung scaffold that is decellularized and then re-cellularized with cells from a human donor other than the recipient (also called “allogeneic” cells). In 2023, our Regenerative Medicine Laboratory in Research Triangle Park, North Carolina (RTP) produced 450 decellularized lung scaffolds, 220 recellularized lungs, and 1.7 trillion human cells for use in recellularization.
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
Ex Vivo Lung Perfusion
Our ex vivo lung perfusion (EVLP) program uses the first FDA-approved acellular EVLP technology on the market, the XVIVO Perfusion System (XPS™) with Steen Solution™ Perfusate, to offer the only commercially-available centralized EVLP service in the United States. EVLP technology increases the number of transplantable lungs by giving surgeons the ability to assess the function of lungs to determine if the lungs are suitable for transplantation. This allows for the transplantation of lungs that would have otherwise not been transplanted. Centralized EVLP services make EVLP available to small and large transplant centers and remove barriers to the transplantation process to optimize organ utilization and increase the supply of transplantable lungs.
Our wholly-owned subsidiary, Lung Bioengineering Inc., provides commercial EVLP services on a fee-for-service basis to transplant centers through dedicated facilities located in Silver Spring, Maryland and Jacksonville, Florida, using the XPS System. In 2024, Lung Bioengineering completed a registrational study of another centralized EVLP technology called the Centralized Lung Evaluation System (CLES) and submitted a premarket approval application to the FDA in September 2024 for commercial approval of CLES, which has been accepted by the FDA.
Over 500 patients have received lung transplants following use of our centralized EVLP service.
Sustainable Delivery of Organs and Organ Alternatives
Together with our work on therapeutic interventions, we are working with third parties to develop scalable technologies to efficiently deliver an unlimited supply of manufactured organs and organ alternatives to transplant centers and waiting patients, while minimizing environmental impact. Our organ delivery research efforts are focused on the development of piloted and autonomous electric vertical take-off and landing aircraft systems to quickly, reliably, and sustainably deliver organs and organ alternatives from manufacturing facilities to transplant centers.
Beginning in 2017, we entered into a series of agreements with BETA Technologies, Inc. to support the development of all-electric aircraft to help us meet our future distribution requirements for manufactured organs and organ alternatives. In October 2021, we successfully completed the first-ever drone delivery of a human lung for transplant at Toronto General

2024 Annual Report	11

Hospital, demonstrating the feasibility of our goal of delivering our manufactured organs and organ alternatives with zero carbon footprint aircraft. In October 2024, we entered into a collaboration agreement with Robinson Helicopter Company to support our efforts to develop and certify zero-emission, hydrogen-powered helicopters based on Robinson’s R44 and R66 helicopter models.
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
Distribution of Commercial Products
United States Distribution of Tyvaso DPI, Nebulized Tyvaso, Remodulin, Remunity Pump, Orenitram, and Unituxin
We distribute Tyvaso DPI, nebulized Tyvaso, Remodulin, the Remunity Pump, and Orenitram throughout the United States through two contracted specialty pharmaceutical distributors: Accredo Health Group, Inc. and its affiliates (Accredo) and Caremark, L.L.C. (CVS Specialty). These distributors are required to maintain certain minimum inventory levels to facilitate an uninterrupted supply to patients who are prescribed our therapies. We compensate Accredo and CVS Specialty on a fee-for-service basis for certain ancillary services in connection with the distribution of these products. If any of our distribution agreements expire or terminate, we may, under certain circumstances, be required to repurchase any unsold inventory held by our distributors.
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
International Distribution of Tyvaso DPI, Nebulized Tyvaso, Remodulin, Orenitram, and Unituxin
We currently sell Remodulin outside the United States to various distributors, each of which has exclusive distribution rights in one or more countries within Europe, the Middle East, Asia, and South and Central America. Our primary distributor outside the United States is Grupo Ferrer Internacional, S.A. (Ferrer), which holds Remodulin marketing authorization rights in many of these territories. We sell nebulized Tyvaso commercially to distributors that have exclusive distribution rights in Argentina and Israel. We also sell nebulized Tyvaso exclusively through Mochida Pharmaceutical Co., Ltd. (Mochida), in Japan, where the product was approved to treat PAH in late 2022, and to treat PH-ILD in 2024. In 2024, we also granted Japanese distribution rights for Tyvaso DPI to Mochida, which plans to seek marketing authorization in Japan. We also distribute Remodulin and

12	United Therapeutics, a public benefit corporation

Unituxin in Canada through a specialty pharmaceutical wholesaler. In some of the markets where we are not licensed to market Remodulin, Remodulin is available, but not marketed, on a named patient basis in which therapies are approved for individual patients by a national medical review board, hospital, or health plan on a case-by-case basis. Similar named-patient programs are also available for nebulized Tyvaso in certain countries. We entered into exclusive agreements with Ferrer to distribute Orenitram and nebulized Tyvaso throughout the territories where it also has distribution rights for Remodulin. Feedback from the EMA indicated that approval of either Orenitram or nebulized Tyvaso would require another large clinical trial of the applicable product. As a result, we have terminated our contract with Ferrer concerning Orenitram. We plan to revisit seeking EMA approval for nebulized Tyvaso if the TETON program is successful. In December 2023, the U.K. Medicines and Healthcare products Regulatory Authority (MHRA) provided positive feedback to Ferrer indicating that the INCREASE study and data from its open label extension could support a marketing authorisation application (MAA) for nebulized Tyvaso to treat PH-ILD without further clinical studies. In late 2024, MHRA agreed to also consider the submission package from Mochida’s recent approval of nebulized Tyvaso for PH-ILD in Japan as supporting evidence through the International Recognition Procedure. As a result, Ferrer plans to submit an MAA to the MHRA in 2025. We distribute Unituxin in Japan exclusively through Ohara Pharmaceutical Co., Ltd., which obtained Japanese marketing authorization during the second quarter of 2021. Tyvaso DPI is not yet distributed in any countries outside the United States.
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
Tyvaso DPI, Nebulized Tyvaso, Remodulin, and Orenitram Proprietary Rights
We have issued patents and pending patent applications covering our treprostinil-based products, Tyvaso DPI, nebulized Tyvaso, Remodulin, and Orenitram. We have two unexpired patents related to the manufacture of treprostinil that expire in 2028 and are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book (see Orange Book below), for Tyvaso DPI, nebulized Tyvaso, Remodulin, and Orenitram.
In addition to the treprostinil patents noted above, we have other patents specific to our individual treprostinil-based products, including the following:
•Tyvaso DPI. We have three Orange Book-listed U.S. patents that we license from MannKind directed to the composition of Tyvaso DPI drug product, which expire in 2025, 2030, and 2035, respectively. We have another issued U.S. patent listed in the Orange Book directed to a method of improving exercise capacity in patients with PH-ILD expiring in 2042. Additionally, our license agreement with MannKind includes rights to a substantial portfolio of additional issued U.S. patents related to a component of the drug product and methods of making the drug product, which expire at various dates through 2035, and pending applications that, if issued, could provide protection to 2042 or beyond.
•Nebulized Tyvaso. We have been granted two U.S. patents directed to a method of treating pulmonary hypertension and a kit for treating pulmonary hypertension. These two patents expire in 2028 and are listed in the Orange Book. We have also been granted a patent on methods of treating pulmonary hypertension by administering treprostinil by inhalation, which expires in 2027. This patent is also listed in the Orange Book. Additionally, we have been granted a patent directed to a method of improving exercise capacity in PH-ILD patients, which expires in 2042.

2024 Annual Report	13

•Remodulin. We have been granted three U.S. patents covering an improved diluent for Remodulin, which expire in 2028 and 2029. All three of these patents are listed in the Orange Book.
•Orenitram. Our U.S. patents for Orenitram orally administered formulations, controlled moisture storage and manufacturing methods, as well as those covering controlled release formulations licensed to us by Supernus Pharmaceuticals Inc. (Supernus). These patents will expire in the United States between 2026 and 2031.
We have international counterparts to many of the patents discussed above and additional pending U.S. and international patent applications related to Tyvaso DPI, nebulized Tyvaso, Remodulin, and Orenitram.
Orange Book
In seeking approval of a drug through an NDA or upon issuance of new patents following approval of an NDA, applicants are required to submit to the FDA each patent that has claims covering the applicant’s product or a method of using the product. Each of the patents submitted is then published in the Orange Book. See Governmental Regulation—Patent Term and Regulatory Exclusivity below for further details. Tyvaso DPI currently has six unexpired Orange Book-listed patents with expiration dates ranging from 2025 to 2042. Nebulized Tyvaso currently has six unexpired Orange Book-listed patents expiring at various dates from 2027 to 2042. Remodulin currently has five unexpired Orange Book-listed patents with expiration dates ranging from 2028 to 2029. Orenitram currently has twelve unexpired Orange Book listed patents with expiration dates ranging from 2026 to 2031. Additional patent applications are pending, and if granted, may be eligible for listing in the Orange Book.
Regulatory Exclusivity
•Tyvaso DPI and Nebulized Tyvaso. In 2010, the FDA granted orphan drug designation for Tyvaso, which resulted in an orphan exclusivity period that expired in July 2016. In March 2021, the FDA granted three-year clinical trial exclusivity for PH-ILD as a result of the INCREASE study and the expansion of the nebulized Tyvaso label to include a PH-ILD indication. This exclusivity period covered both nebulized Tyvaso and Tyvaso DPI for PH-ILD, and expired in March 2024. Additionally, the FDA determined in August 2024 that we are entitled to a period of exclusivity for nebulized Tyvaso and Tyvaso DPI based on a clinical trial conducted to obtain approval for a PH-ILD indication, and that this exclusivity expires on May 23, 2025. In 2004, the European Commission designated nebulized Tyvaso an orphan medicinal product for the treatment of both PAH and chronic thromboembolic pulmonary hypertension, which would confer a ten-year exclusivity period commencing if and when we obtain marketing approval. In December 2020, the FDA granted orphan designation for treprostinil for the treatment of IPF. Thus, if we obtain FDA approval to update the Tyvaso DPI and/or nebulized Tyvaso labeling to include an IPF indication, then the FDA should grant seven-year orphan drug exclusivity for this new indication. The EMA has also granted orphan drug designation for treprostinil to treat IPF.
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
Manufactured Organ and Organ Alternative Proprietary Rights
We have a large portfolio of pending patent applications and issued patents that could protect our proprietary rights in our manufactured organs and organ alternative products. We own patents, and have licensed rights under third-party patents, covering various aspects of these products; we do not view any one patent or group of patents as critical. For example, we have over 150 pending patent applications and multiple issued patents covering various aspects of our 3D organ alternative bioprinting program, and we have exclusively licensed an extensive 3D printing patent portfolio from 3D Systems for use in the field of manufacturing solid organ alternatives. Our xenotransplantation patent portfolio includes over 150 pending applications and issued patents, including nearly one hundred issued patents in the U.S. and abroad. Our regenerative medicine patent portfolio, including our newly-acquired Miromatrix and IVIVA programs, includes over 300 pending applications and issued patents.
Our patent portfolio covers various aspects of our manufactured organ and organ alternative programs, including genetic constructs, manufacturing methods, end products, and components used in the manufacture of these products. The applicability of our patent portfolio to our programs will depend on the final commercial organ manufacturing products we provide and processes we use and the timing of regulatory approvals. In addition, we may rely on trade secret protection for certain aspects of our manufactured organ and organ alternative programs.

14	United Therapeutics, a public benefit corporation

Generic Competition and Challenges to our Intellectual Property Rights
Remodulin—Generic Competition
We settled litigation with Sandoz, Inc. (Sandoz) related to its abbreviated new drug application (ANDA) seeking FDA approval to market a generic version of Remodulin and in March 2019, Sandoz announced the availability of its generic product in the United States. We have also entered into similar settlement agreements with other generic companies, some of which have also launched sales of generic versions of Remodulin. Through December 31, 2024, we have seen limited erosion of Remodulin sales as a result of generic treprostinil competition in the United States. We are currently engaged in litigation with Sandoz and its marketing partner, RareGen (now a subsidiary of Liquidia Corporation, the parent company of Liquidia Technologies, Inc. (Liquidia)), related to the infusion devices used to administer Remodulin subcutaneously. We understand that generic treprostinil was initially launched by Sandoz/RareGen for use only by intravenous infusion. In May 2021, Sandoz/Liquidia Corporation announced that Sandoz’s generic treprostinil was made available for subcutaneous use, following FDA clearance of a cartridge that can administer the product via the Smiths Medical CADD MS-3 pump. In addition, Liquidia has announced it is developing a new subcutaneous infusion system for its generic treprostinil product. See Note 14—Litigation, to our consolidated financial statements included in this Report.
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
Liquidia—Yutrepia
Liquidia has been granted tentative approval by the FDA to market Yutrepia™, a dry powder formulation of treprostinil for inhalation, to treat PAH and PH-ILD, following the expiration of our regulatory exclusivity in May 2025. The Yutrepia NDA was submitted under the 505(b)(2) regulatory pathway with nebulized Tyvaso as the reference listed drug. If and when Liquidia launches commercial sales of Yutrepia, it would compete directly with Tyvaso DPI, nebulized Tyvaso, and our other treprostinil-based products.
We are engaged in litigation with Liquidia concerning a patent covering the treatment of PH-ILD to improve exercise capacity in patients suffering from PH-ILD by inhaling treprostinil at specific dosages (the PH-ILD patent). In addition, Liquidia sued the FDA, challenging the grant of regulatory exclusivity to Tyvaso DPI through May 2025. We intervened in this lawsuit and contend that the FDA acted improperly by allowing Liquidia to add PH-ILD to its pending NDA for Yutrepia instead of submitting an entirely new NDA.
For further details regarding these litigation matters, please see Note 14—Litigation, to our consolidated financial statements.
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

2024 Annual Report	15

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
DEKA Agreements
In December 2014, we entered into an exclusive agreement with DEKA to develop a semi-disposable system for subcutaneous delivery of Remodulin, which we refer to as the Remunity Pump. Our agreement with DEKA expires on the last to occur of 25 years from the first product launch under the agreement, or upon the expiration of the last valid claim of a patent licensed from DEKA under the agreement that covers the Remunity Pump. Under the terms of the agreement, we funded the development costs related to the Remunity Pump and the RemunityPRO Pump and will continue to fund any further development costs associated with new versions of the pump. We pay product fees and a single-digit royalty to DEKA based on commercial sales of the Remunity Pump and the RemunityPRO Pump, and the Remodulin drug product sold for use with the system. Either party may terminate the agreement immediately upon a material breach by the other party that is uncured following the relevant cure period, or in the event of the other party’s bankruptcy or insolvency. In November 2019, we entered into a supply agreement with an affiliate of DEKA to manufacture and supply the Remunity Pump, and later amended it to provide for manufacture and supply of the RemunityPRO Pump. Under this supply agreement, we are responsible for all costs associated with manufacturing the Remunity Pump and the RemunityPRO Pump. Remunity and RemunityPRO are covered by issued patents and pending patent applications both in the U.S. and other countries. The expiration dates of currently issued U.S. patents range from 2027 through 2033.
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
In December 2023, MannKind entered into a royalty purchase agreement with Sagard Healthcare Funding Partners Borrowers 2 SPE, LP, with our consent, to sell ten percent of the royalties payable under the license agreement (i.e., one percentage point of the ten percent royalty) in exchange for $150.0 million up-front, plus up to an additional $50.0 million if net sales of Tyvaso DPI meet certain thresholds. Based on the up-front purchase price alone, the implied net present value of future Tyvaso DPI net revenues at the time of the transaction was $15.0 billion.

16	United Therapeutics, a public benefit corporation

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
In August 2021 we entered into a commercial supply agreement with MannKind (as amended, the Supply Agreement). Pursuant to the Supply Agreement, MannKind is responsible for manufacturing and supplying Tyvaso DPI to us on a cost-plus basis. Unless earlier terminated, the initial term of the Supply Agreement continues until December 31, 2031, and will thereafter be renewed automatically for additional, successive two-year terms unless we give 24 months’ written notice of non-renewal, or MannKind gives 48 months’ written notice of non-renewal, prior to the end of the initial term or any additional renewal term. In addition, each party has customary termination rights, including termination for the other party’s material breach that is not cured within a specific timeframe or in the event of liquidation, bankruptcy, or insolvency of the other party.
Ralinepag and the Arena Agreement
On November 15, 2018, we entered into an exclusive license agreement with Arena Pharmaceuticals, Inc. (Arena) related to ralinepag. On January 24, 2019, in connection with the closing of the transactions contemplated by the license agreement: (1) Arena granted to us perpetual, irrevocable, and exclusive rights throughout the universe to develop, manufacture, and commercialize ralinepag; (2) Arena transferred to us certain other assets related to ralinepag, including, among others, related domain names and trademarks, permits, certain contracts, inventory, regulatory documentation, Investigational New Drug (IND) Application No. 109021 (related to ralinepag), and non-clinical, preclinical, and clinical trial data; (3) we assumed certain limited liabilities from Arena, including, among others, all obligations arising after the closing under the assumed contracts and the IND described above; and (4) we paid Arena $800.0 million, which we expensed as acquired in-process research and development and included within research and development expenses in our consolidated statements of operations for the year ended December 31, 2019. We will also pay Arena: (1) a one-time payment of $250.0 million for the first, if any, marketing approval we receive in the United States for an inhaled version of ralinepag to treat PAH; (2) a one-time payment of $150.0 million for the first, if any, marketing approval we receive in any of Japan, France, Italy, the United Kingdom, Spain, or Germany for an oral version of ralinepag to treat any indication; and (3) low double-digit, tiered royalties on net sales of any pharmaceutical product containing ralinepag as an active ingredient, subject to certain adjustments for third-party license payments. Under our license agreement with Arena, we have an exclusive license to a variety of granted and pending patents and patent applications related to ralinepag covering drug formulation, manufacturing, and dosage, among others. Many of these patents and patent applications would be eligible for listing in the Orange Book. In March 2022, Arena was acquired by Pfizer Inc. Based on potential patent term extensions and additional patent filings, we believe that U.S. patent protection for ralinepag will likely last through at least the mid-2030s.
Other
We are party to various other license agreements related to therapies and technologies under development. These license agreements require us to make payments based on a percentage of sales if we are successful in commercially developing these therapies, and may require other payments upon the achievement of certain milestones.
Manufacturing and Supply
We synthesize treprostinil, the active ingredient in Tyvaso DPI, nebulized Tyvaso, and Remodulin, and treprostinil diolamine, the active ingredient in Orenitram, at our facilities in Silver Spring, Maryland. We produce dinutuximab, the active ingredient in Unituxin, at our Silver Spring facility. We manufacture drug product for nebulized Tyvaso, Remodulin, and Unituxin at our Silver Spring facility. We manufacture Orenitram drug product, and we package, warehouse, and distribute Tyvaso DPI, nebulized Tyvaso, Remodulin, Orenitram, and Unituxin, at our facilities in RTP.
We maintain, at a minimum, a two-year inventory of nebulized Tyvaso, Remodulin, and Orenitram based on expected demand, and we contract with third-party contract manufacturers to supplement our capacity for some products, to mitigate the risk that we might not be able to manufacture internally sufficient quantities to meet patient demand. For example, Simtra BioPharma Solutions (formerly known as Baxter Pharmaceutical Solutions, LLC) is approved by the FDA, the EMA, and various other international regulatory agencies to manufacture Remodulin for us. We rely on Woodstock Sterile Solutions to serve as an additional manufacturer of nebulized Tyvaso drug product. We have initiated efforts to qualify a contract manufacturer as a second manufacturing source for dinutuximab, the active ingredient in Unituxin. We have no plans to develop a redundant manufacturing source for finished Unituxin or Orenitram drug product.
MannKind warehouses and distributes Tyvaso DPI on our behalf at its Danbury, Connecticut facility. We commenced warehousing and distribution of Tyvaso DPI at our RTP facilities during the first quarter of 2024, to supplement MannKind’s warehousing and distribution activities. We currently rely entirely on MannKind to manufacture Tyvaso DPI finished drug product and inhalers, and we are constructing a facility in RTP to manufacture our own supply of Tyvaso DPI finished drug product and inhalers.

2024 Annual Report	17

We rely on Minnetronix Inc. and Phillips-Medisize Corp. to manufacture the nebulizer used in our Tyvaso Inhalation System and various third parties to manufacture the monthly disposable device accessories for the Tyvaso Inhalation System. We rely entirely on Lilly to manufacture Adcirca. We currently rely on third-party contract manufacturers to produce ralinepag. We are in the process of qualifying our RTP facility to produce our primary commercial supply of ralinepag, if and when it is approved by the FDA.
We rely entirely on third parties to supply pumps and other supplies necessary to administer Remodulin. ICU Medical discontinued manufacturing the MS-3 system used to administer subcutaneous Remodulin, and specialty pharmacy distributors have informed us that supplies of MS-3 pumps are exhausted. ICU Medical has also discontinued manufacturing and distribution of the CADD-Legacy system used to administer intravenous Remodulin. Historically, these were the pumps primarily used to administer Remodulin to patients in the United States. In 2021, we launched the Remunity Pump to administer subcutaneous Remodulin, and in 2022 ICU Medical made an alternative pump, the CADD-Solis, available for intravenous Remodulin. We rely entirely on DEKA and its affiliates to manufacture the Remunity and RemunityPRO Pumps for us. In June 2023, our third-party contract manufacturer obtained FDA clearance for a cartridge to be used with the MS-3 pump for subcutaneous infusion of Remodulin. This clearance enables us to help ensure continuity of cartridge supplies to existing patients using the MS-3 pump. We are also engaged in further efforts to develop alternative pumps to administer Remodulin. There are additional ancillary supplies used with these pumps, and there are a limited number of manufacturers that supply them. In 2024, a manufacturer discontinued popular infusion tubing sets used with the Remunity Pump (and expected to be used with RemunityPRO) and transferred this business to another manufacturer. This manufacturer has operations outside of the United States and is working to establish an additional U.S. distributor for their product. We are working to secure arrangements for alternative suppliers of these tubing sets, but the availability of these suppliers can be limited and thus obtaining these supplies is largely outside of our control. Specialty pharmacies have reportedly run low on these supplies, which threatens patients’ ability to continue administering Remodulin using the Remunity Pump.
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
Competition
Many drug companies engage in research, development, and commercialization of products to treat cardiopulmonary diseases and cancer. For the treatment of PAH, we compete with many approved products in the United States and the rest of the world. In the U.S., these competitive therapies include oral ERAs (Letairis® (ambrisentan), Opsumit® (macitentan), Tracleer® (bosentan), generic bosentan, and generic ambrisentan); prostacyclin-class therapies (Flolan (intravenous epoprostenol), Uptravi® (oral selexipag), Veletri® (intravenous epoprostenol), Ventavis® (inhaled iloprost), generic epoprostenol, and generic treprostinil injection); PDE-5 inhibitors (Revatio® (sildenafil), generic sildenafil, and generic tadalafil); an SGC stimulator Adempas® (riociguat); an activin pathway inhibitor Winrevair (sotatercept-csrk) delivered via subcutaneous injection; and an oral combination product known as Opsynvi®, comprised of tadalafil and macitentan. These therapies are manufactured and marketed by large pharmaceutical companies such as Johnson & Johnson, Gilead Sciences, Inc., Bayer Schering Pharma AG, GSK plc, and Merck & Co., Inc. (Merck), as well as a variety of large generic drug manufacturers.
Merck’s Winrevair is the most recent significant competitive entrant into the market for PAH therapies, having obtained FDA approval in March 2024. A majority of patients enrolled in the STELLAR pivotal clinical trial of Winrevair were on background prostacyclin-class therapies such as treprostinil, and to date we have not seen a material impact on the use of our treprostinil-based therapies. However, some physicians may choose to prescribe Winrevair prior to initiating prostacyclin therapy, which could negatively impact our revenues, and Merck is engaged in clinical studies that could, if successful, result in an earlier use of Winrevair for treating PAH.
Nebulized Tyvaso and Tyvaso DPI are currently the only FDA-approved inhaled prostacyclin analogues available in the United States for newly-diagnosed patients. The manufacturer of another inhaled prostacyclin analogue, Ventavis® (iloprost), announced in October 2023 that its associated nebulizer had been discontinued and encouraged healthcare providers to explore alternative treatments for patients utilizing Ventavis and refrain from initiating new patients on Ventavis.
There are a wide variety of investigational PAH therapies in development. Therapies in registration-phase studies, or which have completed registration-phase studies, include the following:
•Yutrepia, a dry powder formulation of treprostinil developed by Liquidia, which is designed for pulmonary delivery using a disposable inhaler. Liquidia has been granted tentative approval by the FDA for its NDA for Yutrepia to treat PAH and PH-ILD, with final approval anticipated in May 2025.
•L606, an inhaled, liposomal form of treprostinil currently being developed by Pharmosa Biopharm Inc. (Pharmosa) and Liquidia for treatment of PAH and PH-ILD, intended to be dosed twice daily. In June 2023, Liquidia announced it had entered into an exclusive licensing agreement with Pharmosa for development and commercialization of L606 in North America, and that the product is the subject of an upcoming phase 3 clinical trial in patients with PH-ILD, with the intent of obtaining approval for the treatment of both PAH and PH-ILD via the 505(b)(2) regulatory pathway, with nebulized Tyvaso as the reference listed drug. On October 2, 2024, Liquidia and Pharmosa announced that they amended the

18	United Therapeutics, a public benefit corporation

licensing agreement to expand Liquidia’s licensed territory to include Europe, Japan, and elsewhere, and to include rights to Pharmosa’s nebulizers for use with L606.
•Seralutinib (GB002), a small molecule tyrosine kinase inhibitor being developed by Gossamer Bio, Inc. (Gossamer) as a dry powder inhaled product for PAH and PH-ILD. Gossamer initiated a phase 3 study in PAH in the fourth quarter of 2023, and has announced plans to initiate a phase 3 study in PH-ILD in mid-2025.
Additional therapies being studied for PAH include the following, among others: Cereno Scientific’s valproic acid (CS1) (phase 2); Insmed Incorporated’s TPIP (INS1009, an inhaled version of treprostinil intended to be dosed once per day) (phase 2); SoniVie’s TIVUS™ (pivotal trial); Respira Therapeutics’ vardenafil (RT234) (phase 2b); and Tiakis Biotech’s tiprelestat (phase 2).
Oral non-prostacyclin therapies (such as PDE-5 inhibitors and ERAs) are commonly prescribed as first-line treatments for less severely ill PAH patients. As patients progress in their disease severity, additional advanced approved therapies, such as inhaled prostacyclin analogues (including Tyvaso DPI and nebulized Tyvaso) or infused prostacyclin analogues (including Remodulin) are then commonly added. Orenitram was the first approved oral prostacyclin-class therapy for PAH in the United States, and offers a more convenient alternative therapy to Remodulin and nebulized Tyvaso. The use of available oral therapies could delay many patients’ need for inhaled or infused prostacyclin therapy. As a result, the availability of oral therapies affects demand for our inhaled and infused products.
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
Tyvaso DPI, nebulized Tyvaso, and our other treprostinil-based products may face competition should Liquidia launch Yutrepia, a dry powder inhaled version of treprostinil.
Aside from Tyvaso DPI and nebulized Tyvaso, there are currently no approved therapies indicated to treat PH-ILD. Several PAH drug candidates are also being developed for PH-ILD (e.g., Yutrepia, L606, seralutinib, and TPIP). In addition, Foresee Pharmaceuticals is developing mirivadelgat for PH-ILD (phase 2), and Pulmovant is developing mosliciguat for PH-ILD (phase 2). Other companies are now developing, or may in the future develop, other therapies to treat PH-ILD. In addition, the use of antifibrotic therapies to treat underlying lung disease (such as the IPF therapies discussed below) could delay the onset of group 3 pulmonary hypertension.
Following the results of the INCREASE study, we expanded our investigational efforts with inhaled treprostinil to examine its use to treat the lung diseases underlying PH-ILD, including our TETON 1 and TETON 2 studies of nebulized Tyvaso in IPF patients and the TETON PPF study of nebulized Tyvaso in PPF patients. If the TETON program is successful, we anticipate seeking IPF and PPF indications for nebulized Tyvaso and, following completion of any FDA-required bridging studies, Tyvaso DPI. There are currently only two therapies that are approved by the FDA to treat IPF: Ofev® (nintedanib), which is marketed by Boehringer Ingelheim International GmbH, and Esbriet® (pirfenidone), which is marketed by F. Hoffman-La Roche Ltd. (Roche). A generic version of Esbriet is also available to treat IPF. In addition, Ofev is the only therapy approved to treat PPF. However, clinical studies have indicated that these therapies only slow lung function decline in IPF (and in the case of Ofev, PPF) patients, resulting in a significant unmet need for therapies that halt or reverse lung function decline in IPF and PPF. There are potentially competing therapies in advanced clinical development for IPF. These therapies include, but are not limited to: Boehringer Ingelheim’s nerandomilast (phase 3, positive results announced in February 2025); Bristol Myers Squibb Company’s admilparant (BMS-986278) (phase 3); Avalyn Pharma’s AP01 (inhaled nintendanib) (phase 2); Bridge Biotherapeutics’ BBT-877 (phase 2); Calliditas Therapeutics’ setanaxib (phase 2); CSL Behring’s CSL312 (garadacimab) (phase 2); Cumberland Pharmaceuticals’ Vasculan® (ifetroban) (phase 2); Daewoong Pharmaceutical’s bersiporocin (DWN12088) (phase 2); Endeavor Biosciences’ taladegib (NV-101) (phase 2); Genentech’s vixarelimab (phase 2); GSK’s GSK3915393 (phase 2); Insilico Medicine’s ISM001_055 (phase 2); Pliant Therapeutics’ PLN-74809 (bexotegrast) (phase 2); PureTech

2024 Annual Report	19

Health’s deupirfenidone (LYT-100) (phase 2); Redx Pharma’s zelasudil (phase 2); Syndax Pharmaceuticals’ Niktimvo® (axatilimab-csfr) (phase 2); Tvardi Therapeutics’ TTI-101 (phase 2); and Vicore Pharma’s buloxibutid (phase 2). Some or all of these therapies may also be developed as treatments for PPF.
Unituxin may face competition from Qarziba® (dinutuximab beta), an antibody product developed by Apeiron Biologics AG that is approved in Europe to treat high-risk neuroblastoma but is not approved in the United States. In October 2016, EUSA Pharma (UK) Ltd. (which was acquired by Recordati Group in 2022) announced it had acquired global commercialization rights to Qarziba. In addition, Y-mAbs Therapeutics, Inc. (Y-mAbs), is developing several GD-2 targeting drug candidates, and in November 2020 obtained FDA approval for Danyelza® (naxitamab-gqgk) to treat pediatric and adult patients with relapsed and refractory (second line) high-risk neuroblastoma in bone or bone marrow. Y-mAbs launched commercial sales of Danyelza in 2021. Y-mAbs is also conducting studies of naxitamab for frontline high-risk neuroblastoma.
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

20	United Therapeutics, a public benefit corporation

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
The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing. If the FDA determines that the application is not sufficiently complete to permit substantive review, it may request additional information and decline to accept the application for filing until the information is provided. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of NDAs. Most applications for non-priority drugs are reviewed within ten to twelve months. Special expedited pathways, including “accelerated approval,” “fast track” status, “breakthrough therapy” status, and “priority review” status, are granted for certain drugs that offer major advances in treatment, or provide a treatment where no adequate therapy exists. These special pathways can significantly reduce the time it takes for the FDA to review an NDA, but do not guarantee that a product will receive FDA approval. In May 2018, the Right to Try Act established a new regulatory pathway to increase access to unapproved, investigational treatments for patients diagnosed with life-threatening diseases or conditions who have exhausted approved treatment options and who are unable to participate in a clinical trial. The Food and Drug Omnibus Reform Act (FDORA), which was passed as part of the Consolidated Appropriations Act, 2023, expands the FDA’s authority in regulating accelerated approval requirements for drugs and biologics, including allowing the FDA to require initiation of a post-approval study before granting accelerated approval and to expedite withdrawal of approval if the conditions for granting accelerated approval are not satisfied.
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

2024 Annual Report	21

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
Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards or if previously unrecognized problems are subsequently discovered. Discovery of previously unknown problems with a product, including adverse events or problems with manufacturing processes of unanticipated severity or frequency, or failure to comply with regulatory requirements, may also result in (1) revisions to the approved labeling; (2) imposition of post-market studies or clinical trials to assess new safety risks; or (3) imposition of distribution or other restrictions under a REMS program. Other potential consequences include: restrictions on the marketing or manufacturing of the product; fines, warning letters, or holds on post-approval clinical trials; refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product license approvals; product seizure or detention, or refusal to permit the import or export of products; or injunctions or the imposition of civil or criminal penalties.
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
Orphan Drugs
Under the Orphan Drug Act, an applicant can request that the FDA designate a product as an “orphan drug” in the United States if the drug is intended to treat a rare disease or condition affecting fewer than 200,000 people in the United States, or for which there is no reasonable expectation that U.S. sales will be sufficient to recoup the development and production costs. Orphan drug designation must be requested before submitting an NDA or BLA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The first NDA or BLA applicant to receive orphan drug designation and FDA approval for a particular active ingredient to treat a particular disease via a particular delivery method is entitled to a seven-year exclusive marketing period in the United States. During the seven-year period, the FDA may not approve any other application to market the same drug for the same disease, except in limited circumstances such as a showing of clinical superiority to the product with orphan drug exclusivity, meaning that it has greater effectiveness or safety, or provides a major contribution to patient care (such as a change in delivery system). The FDA’s interpretation of the scope of orphan drug exclusivity remains the subject of scrutiny. Historically, exclusivity was specific to the orphan indication for which the drug was actually approved. As a result, the scope of exclusivity was interpreted as preventing approval of a competing product. However, in September 2021, the federal court in Catalyst Pharmaceuticals, Inc. v. Becerra, suggested that orphan drug exclusivity covers the full scope of the orphan-designated “disease or condition” regardless of whether a drug obtained approval for a narrower use. In January 2023, the FDA clarified in a Federal Register notice that it intends to continue limiting exclusivity to the specific orphan indication. The reach and impact of this decision beyond the Eleventh Circuit is not yet known. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition. Orphan drug designation also may qualify an applicant for federal tax credits related to research and development costs.
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

22	United Therapeutics, a public benefit corporation

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

2024 Annual Report	23

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

24	United Therapeutics, a public benefit corporation

Regulation of Medical Devices
We currently do not hold any stand-alone medical device authorizations, but we do hold FDA authorization for the Dreamboat inhaler and the Tyvaso Inhalation System as part of the drug-device combination NDAs for Tyvaso DPI and nebulized Tyvaso, respectively. In addition, our business partners have the medical device clearances required to deliver our drugs, including, for example, the Remunity and RemunityPRO Pumps and the cartridge used with the MS-3 pump. Medical devices may also be subject to FDA approval and extensive regulation under the FDC Act. Medical devices are classified into one of three classes: Class I, Class II, or Class III. A higher class indicates a greater degree of risk associated with the device and a greater amount of control needed to ensure safety and effectiveness.
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

2024 Annual Report	25

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

26	United Therapeutics, a public benefit corporation

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
The 21st Century Cures Act sets forth provisions pertaining to combination products, such as procedures for negotiating disagreements between sponsors and the FDA and requirements intended to streamline FDA premarket reviews of combination products that contain an already-approved component. For drug-device combination products, comprised of an FDA-approved drug and device primary mode of action, the 21st Century Cures Act applies Hatch Waxman requirements to the premarket review process such that a patent dispute regarding the listed drug may result in the delay of the 510(k) clearance or PMA approval of the combination product. Furthermore, the 21st Century Cures Act applies exclusivity provisions (e.g., new chemical entity and orphan drug exclusivities) to the device clearance and approval process for combination products with a device primary mode of action.
Organ Manufacturing and Organ Alternatives
Our manufactured organ and organ alternative programs present unique regulatory challenges, relative to our more traditional drugs and biologic products. For example, our xenotransplantation products are regulated by the FDA’s Center for Biologics Evaluation and Research (CBER) as biologics. However, edits to the genome of pigs are subject to a separate FDA approval process as new animal drugs, which falls within the purview of the FDA’s Center for Veterinary Medicine. In 2020, the FDA approved our new animal drug application (NADA) for the genetic modification to the GalSafe lineage of pigs that are intended for use as a source of human food consumption and as a source for potential therapeutic products. The GalSafe pig is the source of our development-stage UThymoKidney product. We also plan to seek NADA approval for the pig lineage containing ten genetic modifications that we are using to generate our development-stage UKidney and UHeart products. In addition, production of xenografts intended for xenotransplantation must take place in DPF facilities that meet both cGMP requirements and unique requirements designed to ensure that our pigs are free of pathogens.
Our Miromatrix subsidiary is developing manufactured organ alternatives based on porcine scaffolds, but these products are not regulated as xenotransplantation products because they do not contain or require ex vivo contact with live cells, tissues, or organs from a nonhuman animal source. Miromatrix products contain human cells and are therefore subject to regulation as human cell- and tissue-based products. We anticipate that Miromatrix products will each be regulated as a combination product consisting of a device (a porcine-derived extracellular matrix) and a biologic (the human cells used to cellularize the extracellular matrix). We expect that CBER will have primary jurisdiction as the lead FDA review center for Miromatrix products because human cells provide the fundamental mode of action in these products, and that each product will require a BLA. Because these products use cell- and tissue-based components, we anticipate that Miromatrix products will be required to be manufactured in accordance with both cGTP and cGMP standards.
We believe our 3D printed, regenerative medicine, and bio-artificial organ alternative products will be subject to similar regulatory requirements as the Miromatrix products, and will necessitate BLA approvals in the U.S.
Our CLES EVLP service utilizes an acellular organ perfusate (STEEN™ solution) that is regulated by the FDA as a medical device. As such, we submitted a PMA to the FDA for approval of the CLES technology.
In many cases, our manufactured organ and organ alternative products will involve seeking regulatory approval for categories of products that have never been approved by the FDA before, and therefore, our anticipated regulatory approach is subject to change as regulators issue new guidance, and as our discussions with the FDA and other agencies progress.
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
Medicaid is a joint federal and state program that benefits low‑income and disabled individuals. It is administered by the states and the U.S. Centers for Medicare & Medicaid Services (CMS), the federal agency that also administers the Medicare program. We participate in the Medicaid Drug Rebate program, pursuant to which, as a condition of having federal funds

2024 Annual Report	27

made available for our drugs under Medicaid and Medicare Part B, we are required to pay a rebate to each state Medicaid program for each unit of our covered outpatient drugs dispensed to Medicaid beneficiaries and reimbursed by a state Medicaid program. Medicaid rebates are based on pricing data we report on a monthly and quarterly basis to CMS. These data include the average manufacturer price and, in the case of innovator products, the best price for each drug which, in general, represents the lowest price available from the manufacturer to certain entities in the U.S. in any pricing structure, calculated to include all applicable sales and associated rebates, discounts, and other price concessions. If we become aware that our reporting for a prior quarter was incorrect, or has changed as a result of recalculation of the pricing data, we are obligated to resubmit the corrected data to CMS for up to three years after those data originally were due.
Medicare is a federal program that is administered by CMS that provides covered health care benefits to individuals aged 65 or over and to certain disabled and chronically ill persons. Specifically, Medicare Part A covers inpatient hospital benefits, Medicare Part B covers physician-administered drugs (as well as physician services and outpatient care), and Medicare Part D covers self-administered drugs. We are required to provide average sales price (ASP) information on a quarterly basis to CMS for our products that are payable under Medicare Part B. The ASP we report must be calculated based on a statutorily defined formula as well as regulations and interpretations of the statute by CMS. CMS uses the ASP information to compute reimbursement rates for our drugs that are covered by Medicare Part B.
Our drugs are covered under Medicaid and Medicare as follows:
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
As discussed below under U.S. Healthcare Reform, the Inflation Reduction Act of 2022 (IRA), and other federal measures if enacted, will likely have significant impacts on prices and reimbursement rates, particularly in Medicare.
Federal law requires that any company that participates in the Medicaid Drug Rebate program also participate in the Public Health Service’s 340B drug pricing program (the 340B program), in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B program, which is administered by the Health Resources and Services Administration (HRSA), requires participating manufacturers to agree to charge statutorily defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients. The 340B ceiling price is calculated using a statutory formula, which is based on the average manufacturer price and rebate amount for the covered outpatient drug as calculated under the Medicaid Drug Rebate program, and in general, products subject to Medicaid price reporting and rebate obligations are also subject to the 340B ceiling price calculation and discount requirement.
We are required to report our 340B ceiling prices to HRSA on a quarterly basis, which HRSA then publishes to 340B covered entities. HRSA has promulgated a regulation regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities. Moreover, HRSA established an administrative dispute resolution (ADR) process for claims by covered entities that a manufacturer engaged in overcharging, and by manufacturers that a 340B covered entity violated the prohibitions against diversion or duplicate discounts. Such claims are to be resolved through an ADR panel of government officials rendering a decision that could be appealed only in federal court. An ADR proceeding could potentially subject us to discovery by covered entities and other onerous procedural requirements and could result in additional liability. Further, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities, expand manufacturer ceiling price obligations to so-called “contract pharmacies,” or require participating manufacturers to agree to provide 340B discounted pricing on drugs used in an inpatient setting. Any future changes to the definition of average manufacturer price and the Medicaid rebate amount could affect our 340B ceiling price calculations and negatively impact our results of operations.
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

28	United Therapeutics, a public benefit corporation

Pricing and rebate calculations vary across products and programs, are complex, and are often subject to interpretation by us, governmental or regulatory agencies, and the courts, which can change and evolve over time. CMS, the Department of Health & Human Services Office of Inspector General, and other governmental agencies have pursued manufacturers that were alleged to have failed to report these data to the government in a timely or accurate manner. Governmental agencies may also make changes in program interpretations, requirements, or conditions of participation, some of which may have implications for amounts previously estimated or paid. We cannot assure you that any submissions we are required to make under the Medicaid Drug Rebate program, Medicare Part B, the 340B program, the VA/FSS program, the Tricare Retail Pharmacy Program, and other governmental drug pricing programs will not be found to be incomplete or incorrect.
Individual U.S. states continue to consider, and some have enacted, legislation to limit the growth of healthcare costs, including the cost of prescription drugs. A number of states have implemented, or are considering implementation of, drug price transparency legislation. New requirements of pharmaceutical manufacturers under such laws include advance notice of planned price increases, obligations to report price increase amounts and factors considered in taking such increases, obligations to disclose wholesale acquisition cost information to prescribers, purchasers, and state agencies, and other new product notice and reporting obligations. Other legislation establishes so-called prescription drug affordability boards that could impose price caps on specific drugs. These state legislative measures could limit the price or payment for certain drugs, and a number of states are authorized to impose civil monetary penalties or pursue other enforcement mechanisms against manufacturers who fail to comply with state law requirements, including the untimely, inaccurate, or incomplete reporting of drug pricing information under transparency obligations. Additional legislation could be introduced in the future.
U.S. Healthcare Reform
Our industry is highly regulated and changes in law or government health care programs, like Medicaid or Medicare, may adversely impact our business, operations, or financial results. Political, economic, and regulatory developments may lead to fundamental changes in the U.S. healthcare industry, particularly given the persistent criticism of prescription drug costs in the U.S. We expect there will continue to be legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to commercialize and to sell our products profitably.
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
Significantly, in August 2022, President Biden signed the IRA into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap (with resulting prices for the initial ten drugs first effective in 2026); imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); redesigns the Medicare Part D benefit (beginning in 2024); and replaces the Medicare Part D coverage gap discount program with a new manufacturer discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has issued guidance, and is expected to continue to issue guidance, even while multiple lawsuits challenging the IRA negotiation requirement remain pending. While the impact of the IRA on the pharmaceutical industry cannot yet be fully determined, it is likely to be significant. For further detail on how the IRA may affect our business, refer to the risk factor entitled, Government healthcare reform and other reforms could adversely affect our revenue, costs, and results of operations.
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
In October 2020, HHS and the FDA issued a final rule and guidance concerning two new pathways for importing lower-cost drugs into the United States. The final rule allows certain prescription drugs to be imported from Canada, and the guidance describes procedures for drug manufacturers to facilitate the importation of FDA-approved drugs and biologics manufactured abroad and originally intended for sale in a foreign country into the United States. In January 2024, the FDA approved Florida’s drug importation plan.

2024 Annual Report	29

Anti-Kickback, False Claims Laws, and The Prescription Drug Marketing Act
The federal Anti-Kickback Statute (AKS) prohibits, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of, or referring an individual for the furnishing of, any healthcare item or service reimbursable under Medicare, Medicaid, or other federally financed healthcare programs. This statute has been interpreted broadly to apply to arrangements between pharmaceutical manufacturers and prescribers, purchasers, formulary managers, and others. The term “remuneration” has been broadly interpreted to apply to anything of value including, for example, gifts, cash payments, donations, waivers of payment, ownership interests, and providing any item, service, or compensation for something other than fair market value. Although there are statutory exceptions and regulatory safe harbors to the AKS protecting certain common business arrangements and activities from prosecution or regulatory sanctions, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration to those who prescribe, purchase, or recommend pharmaceutical and biological products, including certain discounts, or engaging such individuals as consultants, advisors, and speakers, may be subject to scrutiny if they do not fit squarely within an exception or safe harbor. Moreover, some common practices do not have dedicated safe harbors. The regulatory safe harbors also are subject to regulatory revision and interpretation by government agencies. Violations of the AKS are punishable by imprisonment, criminal fines, damages, civil monetary penalties, exclusion from participation in federal healthcare programs, and liability under the federal civil False Claims Act (FCA).
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

30	United Therapeutics, a public benefit corporation

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
In addition, we are required to comply with the California Consumer Privacy Act (CCPA). The CCPA became effective in 2020 and establishes certain requirements for data use and sharing transparency, and provides California residents certain rights concerning the use, disclosure, and retention of their personal data. The CCPA and its implementing regulations have already been amended multiple times since their enactment. Similarly, there are legislative proposals in the United States, at both the federal and state level, that could impose new obligations or limitations in areas affecting our business. These laws and regulations are evolving and subject to interpretation, and may impose limitations on our activities or otherwise adversely affect our business. The obligations to comply with the CCPA and evolving legislation require us, among other things, to update our notices and develop new processes internally and with our partners. We may be subject to fines, penalties, or private actions in the event of non-compliance with these laws.
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

2024 Annual Report	31

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
Environmental Matters
We are subject to laws and regulations that require compliance with federal, state, and local regulations for the protection of the environment. We believe that our operations comply in all material respects with such applicable laws and regulations. Our compliance with these requirements did not change during the past year, and is not expected to have a material effect upon our capital expenditures, cash flows, earnings, or competitive position.
Human Capital
We are united by our commitment to developing innovative therapies for unmet needs and our dedication to be responsible citizens that have a positive impact on patients, the environment, and society. Our employees, whom we call Unitherians, are mission critical to these commitments because they share the same passion and dedication to meeting our purpose. As of December 31, 2024, we had approximately 1,305 employees working across our 14 locations worldwide. None of our employees are covered by a collective bargaining agreement and we believe our overall relations with our employees are good.
Our people mission focuses on five key commitments, providing Unitherians with:
•Challenging, innovative work
•Opportunities for career advancement
•Autonomy to do their best work
•Inspiring work environment allowing for work/life integration
•Competitive pay and benefits
In 2024, we achieved approximately $2.2 million in revenue per employee, which ranks near the top of our industry peer group. We believe strongly that such industry-leading productivity cannot be maintained without a core focus on our family of Unitherians, and a dedication to encouraging engagement, motivation, and focus on our goals and objectives. The Compensation Committee of our Board of Directors (Board) oversees our human capital management priorities, which are driven by the five key commitments noted above.
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
PBC Conversion. In 2021, we converted United Therapeutics into a public benefit corporation, becoming the first company in our industry to do so. As a public benefit corporation, our Board is now obligated to balance the interests of its patient-focused public benefit purpose, the financial interests of shareholders, and the interests of other stakeholders who are materially impacted by our conduct, such as Unitherians. We believe that this conversion has helped further underscore our commitment to Unitherians, as well as our mission-driven public benefit purpose of creating a brighter future for patients.

32	United Therapeutics, a public benefit corporation

Talent Acquisition, Retention, and Talent Development. We strive to hire and retain exceptionally talented people who are passionately committed to our goals and who will thrive in our unique culture. We provide Unitherians with a variety of personal and professional development opportunities for them to grow and thrive. We believe that our talent acquisition, talent management, and talent development efforts are key factors in our low turnover compared to our industry peer group, which historically has trended well below the industry average. In 2024, we continued that trend with our voluntary turnover at 4.6 percent, well below industry average of 11.0 percent (based on June 1, 2023 through June 1, 2024 data from Aon’s Turnover Study for the Life Sciences/Biotech/Pharma Sector, published December 2024).
Inclusion & Belonging. We are proud of our diverse, engaged workforce, and we firmly believe that being a great place to work means cultivating a workplace that drives innovation, performance, and results through diverse perspectives and a culture of inclusion, with a commitment to providing equal employment opportunity for all. At United Therapeutics, inclusion is one of our five core values, deeply integrated into our employee experience.
Employee Development and Engagement. We seek to cultivate a culture of growth by providing impactful professional development opportunities, including leadership training. We actively encourage employees to engage in ongoing education, pursue certifications, and enhance their skills through a variety of programs. Our commitment to quality and integrity is reinforced through required training on our Code of Conduct and other content areas across our organization. We provide professional and leadership development to support career advancement, and our Education Assistance Program enables full-time employees to take external courses that align with business goals and personal career development plans. Additionally, we value employee feedback and encourage Unitherians to share input on our programs and voice concerns, enabling us to take action when needed. Our regular town hall meetings, which feature executive and business updates and patient-focused sessions, provide an avenue for Unitherians to connect with leadership and the patient experience. We provide an internal social media-based environment to connect Unitherians across functions. We regularly conduct comprehensive surveys to gather feedback from Unitherians, providing valuable insights that help us evolve our programs, assess the quality of our initiatives, and gauge employee engagement. The effectiveness of these efforts is reflected in a recent external engagement survey conducted by Great Place to Work, where 91 percent of respondents indicated that they consider United Therapeutics “a great place to work.” We have consistently maintained this high level of engagement, with 90 percent or more of respondents from 2018 to 2024 affirming their positive experience with our organization.
Health and Safety. We are committed to providing and maintaining a safe, healthy, and secure workplace for all Unitherians. We have an environmental health and safety program. We routinely provide training on workplace safety and security to all Unitherians.
A Holistic Approach to Total Rewards and Employee Wellness. We require an exceptionally talented workforce. Because Unitherians are key to driving our strategic goals, we provide robust people programs that demonstrate the high value we place on the financial, mental, and physical wellbeing of Unitherians. Our comprehensive total rewards package includes a competitive base salary, short-term cash incentive compensation, stock awards, and an employee stock purchase plan, which encourages all full-time Unitherians to participate in our financial success. For example, all full-time domestic Unitherians are eligible to receive minimum annual compensation of $75,000, including salary and bonus. We offer market-leading benefit programs, including a 401(k) savings plan with a company match, as well as health and welfare benefits such as flexible spending accounts, generous paid time off, parental bonding leave, employee assistance programs, flexible work arrangements, tuition assistance, and more. We offer competitive medical, dental, vision, and prescription coverage that is available to both part-time and full-time Unitherians. Our inspiring work environments include several employee-focused amenities, such as on-site cafeterias, childcare centers, and state-of-the-art fitness centers.
Board Oversight. Our Board, through its Compensation Committee, oversees our human capital management strategies, including our focus on inclusion and belonging; workplace environment and culture; and talent development and retention. These topics are reviewed and discussed regularly at meetings of both the Compensation Committee and of the full Board.
Corporate Website
Our Internet website address is https://www.unither.com. Our filings on Form 10-K, Form 10-Q, Form 3, Form 4, Form 5, Form 8-K, and any and all amendments thereto are available free of charge through this Internet website as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission (SEC). They are also available through the SEC at http://www.sec.gov/edgar/searchedgar/companysearch.html.

2024 Annual Report	33

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following is a list, as of February 26, 2025, setting forth certain information regarding our executive officers. Each executive officer holds office until the first meeting of the Board of Directors after the annual meeting of shareholders, and until his or her successor is elected and qualified or until his or her earlier resignation or removal. Each executive officer’s employment will end pursuant to the terms of his or her employment contract.

Name	Age	Position
Martine Rothblatt, Ph.D., J.D., M.B.A.	70	Chairperson and Chief Executive Officer
Michael Benkowitz	53	President and Chief Operating Officer
James C. Edgemond	57	Chief Financial Officer and Treasurer
Paul A. Mahon, J.D.	61	Executive Vice President, General Counsel, and Corporate Secretary
Martine Rothblatt, Ph.D., J.D., M.B.A., founded United Therapeutics in 1996 and has served as Chairperson and Chief Executive Officer since its inception. Previously, she created the satellite radio company SiriusXM. She is an inventor or co‑inventor on ten U.S. patents, with additional patents pending. Her pioneering book, Your Life or Mine: How Geoethics Can Resolve the Conflict Between Private and Public Interests in Xenotransplantation, anticipated the need for both global virus bio-surveillance and a greatly expanded supply of transplantable organs. Dr. Rothblatt has a Ph.D. in medical ethics from the University of London.
Michael Benkowitz joined United Therapeutics in 2011 as our Executive Vice President, Organizational Development, and was promoted to President and Chief Operating Officer in 2016. He is responsible for all of our sales, marketing, market access, patient relations, manufacturing, medical affairs, and corporate compliance activities, most company-wide administrative functions, including human resources and information technology, many of our business development efforts, and several of our key business alliances and partnerships.
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

34	United Therapeutics, a public benefit corporation

Item 1A. Risk Factors
Risks Related to Our Products and Our Operations
We rely heavily on sales of our treprostinil-based therapies to generate revenues and support our operations.
Sales of our treprostinil-based therapies — Tyvaso DPI, nebulized Tyvaso, Remodulin, and Orenitram — comprise the vast majority of our revenues. Substantially decreased sales of any of these products could have a material adverse impact on our operations. A wide variety of events, such as withdrawal of regulatory approvals or substantial changes in prescribing practices or dosing patterns, many of which are described in other risk factors below, could cause sales of these products to materially decline, or to grow more slowly than expected. Our net revenues could also be negatively impacted by pricing pressure as a result of competitive challenges, the IRA, and other drug price reduction initiatives. The availability of generic versions of our products has negatively impacted our revenues, and these and additional generic products launched in the future may continue to do so. The approval and launch of new therapies may negatively impact sales of our current and potential new products. Sales may decrease if any third party that manufactures, markets, distributes, or sells our commercial products cannot do so satisfactorily, or we cannot manage our internal manufacturing processes. Finally, if demand for our Tyvaso products does not meet our expectations, the revenue opportunity for our treprostinil products could be significantly lower than we expect.
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
Competition could negatively impact our operating results. We compete with well-established drug companies for market share, as well as, among other things, funding, licenses, expertise, personnel, clinical trial patients and investigators, consultants, and third-party collaborators. Some of these competitors have substantially greater financial, marketing, manufacturing, sales, distribution, and technical resources, and a larger number of approved products, than we do. Some of these competitors also possess greater experience in areas critical to our success, such as research and development, clinical trials, sales and marketing, and regulatory matters.
Numerous treatments compete with our commercial therapies. For example, for the treatment of PAH, we compete with over fifteen branded and generic drugs. Sales of a generic version of Adcirca launched in August 2018 have had a material adverse impact on our sales of Adcirca. The availability of generic treprostinil injection in the United States could materially impact our revenues, and generic competition materially impacted our Remodulin revenues outside the United States. Our competitors are also developing numerous new products that may compete with ours, including products intended to treat PAH and/or PH-ILD. For example, Merck received approval for Winrevair (sotatercept-csrk) in March 2024, which competes with our treprostinil-based products. In addition, Liquidia is developing Yutrepia, which could receive final approval from the FDA for both PAH and PH-ILD in May 2025 (or sooner depending on the pending outcome of Liquidia’s lawsuit against the FDA) and if successful would compete with our treprostinil-based products. Both products could potentially materially adversely affect our revenues. There are also two therapies approved for the treatment of IPF, and we are aware of a

2024 Annual Report	35

significant number of additional therapies being developed for the treatment of IPF, which would compete with Tyvaso DPI and nebulized Tyvaso if either of them is ultimately approved for that indication.
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

36	United Therapeutics, a public benefit corporation

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
•Unituxin is a chimeric monoclonal antibody that has stringent quality control and stability requirements. The drug substance manufacturing process involves a complex, multi-step cell culture and purification process. Many biologic products, including Unituxin, are particularly sensitive to the conditions under which they are manufactured. Supplier-driven changes to any of the raw materials or components used in the manufacture of Unituxin, such as discontinuation or alteration, could have unintended impacts on the quality and shelf life of Unituxin and may inhibit or prevent our ability to supply acceptable finished product in sufficient quantities or at all. Furthermore, Unituxin has a limited shelf life, which impacts our ability to stockpile inventory at comparable levels to our other commercial products.
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
•The cost of many key raw materials and consumables used in the manufacture of our products has increased due to significant inflationary pressure, and could increase further as a result of tariffs enacted by the Trump administration. Should the prices of raw materials and consumables further increase significantly as a result of inflation or tariffs, we could see higher than average year-over-year increases in cost of goods sold. Tariffs could also cause a substantial increase in the material costs associated with our construction activities.

2024 Annual Report	37

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
•In 2024, we began operating a clinical-scale, designated pathogen-free facility (DPF) to produce our xenotransplantation products for human clinical studies. This facility houses gene-edited pigs in a highly controlled containment environment. This facility is a first of its kind, and unforeseen operational issues or disease outbreak amongst its herd could significantly impact the clinical development timelines for our xenotransplantation products. We have begun construction of a second clinical-scale DPF facility to mitigate operational risk and increase capacity, and are planning to construct a third clinical-scale DPF facility. We will need to construct additional clinical and commercial-scale DPF facilities at significant expense in order to support the development and commercialization of our xenotransplantation products. We expect to begin construction of one or more commercial-scale DPF facilities well before our xenotransplantation products could potentially be approved, and if development of our xenotransplantation products fails or demand is significantly less than anticipated, we will not recoup our significant investment in these facilities. Conversely, prior to approval of our xenotransplantation products, we may not construct the number of facilities that we believe will ultimately be required to meet patient demand, which may delay our ability to meet demand when and if our xenotransplantation products are approved.
•Unituxin and Tyvaso DPI both require cold chain transportation since these products must be maintained at 2-8°C while in transit. As a result, these products have an elevated risk of quality-control incidents compared to our other commercial products, which may be transported under room temperature conditions. We use third party logistics companies that specialize in cold chain transportation for high-value products; however, should a temperature excursion occur, it may cause loss of some or all product in the particular shipment.
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
We rely on various distributors to market, distribute, and sell our commercial products. If they are unsuccessful in, or reduce or discontinue, their sales efforts, our revenues may decline materially. Outside the United States, we rely substantially on our international distributors to obtain and maintain regulatory approvals for our products and to market and sell our products in compliance with applicable laws and regulations. In the United States, we derive substantially all our treprostinil-based revenues from sales to two distributors, Accredo and CVS Specialty. If either of these two distributors places significantly larger or smaller orders in a given time period, our revenues can be impacted in a way that does not reflect patient demand.
We rely entirely on third parties to supply pumps and other supplies necessary to administer Remodulin. There are a limited number of pumps and other supplies available in the market, and the discontinuation of any particular pump could have a material, adverse impact on our Remodulin revenues if a viable supply of an alternate pump is not available. Smiths Medical (which has since been acquired by ICU Medical) discontinued manufacturing the MS-3 system used to administer subcutaneous Remodulin, and specialty pharmacy distributors informed us that supplies of MS-3 pumps are fully exhausted. In 2022, ICU Medical discontinued manufacturing and distribution of the CADD-Legacy system used to administer intravenous Remodulin. Historically, these were the pumps primarily used to administer Remodulin to patients in the United States. In 2021, we launched the Remunity Pump to administer subcutaneous Remodulin, and in 2022 ICU Medical made an alternative pump, the CADD-Solis, available for intravenous Remodulin. We rely entirely on DEKA and its affiliates to manufacture the Remunity and RemunityPRO Pumps. Additional ancillary supplies are used with these pumps, and a limited number of manufacturers that supply them. In 2024, a manufacturer discontinued popular infusion tubing sets used with the Remunity Pumps (and expected to be used with RemunityPRO) and transferred this business to another manufacturer. This manufacturer has operations outside of the United States and is working to establish an additional U.S. distributor for their product. We are working to secure arrangements for alternative suppliers, but establishing these alternatives could take significant time and may not ultimately be successful. Specialty pharmacies have reportedly run low on these supplies, which threatens patients’ ability to continue administering Remodulin.
Lilly manufactures and supplies Adcirca for us. We use Lilly’s pharmaceutical wholesaler network to distribute Adcirca. If Lilly is unable to manufacture or supply Adcirca or its distribution network is disrupted, it could delay, disrupt, or prevent us from selling Adcirca.

38	United Therapeutics, a public benefit corporation

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
We also rely on various sole-source suppliers for manufacturing activities related to ralinepag. We are in the process of qualifying our Research Triangle Park facility to produce our primary commercial supply of ralinepag if and when it is approved by the FDA. This effort could be unsuccessful or take longer or cost more than we anticipate, in which case we may be more reliant on our existing third-party contract manufacturers.
Finally, we rely entirely on Sanner GmbH (which recently acquired Gilero LLC) to manufacture cartridges that were cleared by the FDA for use with the MS-3 pump to administer Remodulin. For a further discussion of risks created by the use of third-party contract manufacturers, see the risk factor above entitled, Our manufacturing strategy exposes us to significant risks.
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

2024 Annual Report	39

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
Our business activities may be subject to challenge under laws in jurisdictions around the world restricting marketing practices, such as:
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
Our industry is highly regulated and changes in law or government health care programs, like Medicaid or Medicare, may adversely impact our business, operations, or financial results. We cannot predict how future federal or state legislative or administrative changes related to healthcare reform will affect our business.
Political, economic, and regulatory developments may lead to fundamental changes in the U.S. healthcare industry, particularly given the persistent criticism of prescription drug costs in the U.S. We expect there will continue to be legislative and regulatory proposals to change the healthcare system in ways that could adversely impact our ability to commercialize and to sell our products profitably.
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
In August 2022, President Biden signed the IRA into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap (with resulting prices for the initial ten drugs first effective in 2026); imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); redesigns the Medicare Part D benefit (beginning in 2024); and replaces the Medicare Part D coverage gap discount program with a new manufacturer discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has issued guidance, and is expected to continue to issue guidance, even while multiple lawsuits challenging the IRA negotiation requirement remain pending. While the impact of the IRA on the pharmaceutical industry cannot yet be fully determined, it is likely to be significant.
Under the Medicare Part D manufacturer discounting program that became effective January 1, 2025 pursuant to the IRA, manufacturers must give a 10 percent discount on Part D drugs in the initial coverage phase, and a 20 percent discount on Part D drugs in the so-called “catastrophic phase” (the phase after the patient incurs costs above the initial phase out-of-pocket threshold, which is $2,000 beginning in 2025). The IRA allows the 10 and 20 percent discounts to be phased in over time for certain drugs for “specified small manufacturers.” In April 2024, CMS informed us that we are deemed to be a specified small manufacturer.
Orenitram and Tyvaso DPI are both reimbursed under Medicare Part D, and the reimbursement amount will be impacted by the 10 and 20 percent discounts under the new manufacturer discounting program. These increased discounts will impact Tyvaso DPI and Orenitram revenues, while also having an industry-wide impact on the cost of Part D drugs. The impact on Tyvaso DPI and Orenitram revenues could be offset because the IRA’s redesign of certain Part D components, some of which went into effect in 2024, resulted in an increase in the number of patients able to afford these therapies. The amount of the offset, if any, is inherently uncertain and difficult to predict.
The manner in which CMS has implemented the manufacturer discounting program will also increase financial obligations of Part D prescription drug plans with respect to beneficiaries in the catastrophic coverage phase. This may incentivize Part D prescription drug plans to seek greater price concessions from us in order to include our products on their formularies.
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
Individual U.S. states continue to consider and have enacted legislation to limit the growth of healthcare costs, including the cost of prescription drugs. A number of states have either implemented or are considering implementation of drug price transparency legislation. Requirements of pharmaceutical manufacturers under such laws include advance notice of planned price increases; reporting price increase amounts and factors considered in taking such increases; wholesale acquisition cost information disclosure to prescribers, purchasers, and state agencies; and new product notice and reporting. Other legislation establishes so-called prescription drug affordability boards that could impose price caps on specific drugs. These state legislative measures could limit the price or payment for certain drugs, and a number of states are authorized to impose civil monetary penalties or pursue other enforcement mechanisms against manufacturers who fail to comply with state law requirements, including the untimely, inaccurate, or incomplete reporting of drug pricing information under transparency obligations.
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

2024 Annual Report	41

describes procedures for drug manufacturers to facilitate the importation of FDA-approved drugs and biologics manufactured abroad and originally intended for sale in a foreign country into the United States. In January 2024, the FDA approved Florida’s drug importation plan.
It is difficult to predict the impact, if any, that future legislation or executive actions might have on the use of and reimbursement for our products in the United States, including the potential for the importation of generic versions of our products.
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
We participate in the 340B program and have implemented a policy regarding the distribution of our drugs at 340B ceiling prices through third-party pharmacies that contract with 340B covered entities, known as “340B contract pharmacies”. Under our 340B contract pharmacy policy, which we adopted to address program integrity risks, our drugs are only shipped at the 340B ceiling price to those 340B contract pharmacies that meet certain criteria. Our policy has no impact on 340B purchases by 340B covered entities themselves. Our contract pharmacy policy preserves patient access, while addressing compliance and integrity concerns resulting from the proliferation of contract pharmacies. Nonetheless, the HHS, in a non-binding (and now-retracted) Advisory Opinion, stated that manufacturers in the 340B program are obligated to sell their covered outpatient drugs at the 340B ceiling price to all contract pharmacies acting as agents of a covered entity. Certain covered entities have expressed the view that participating manufacturers are obligated to sell their covered outpatient drugs to all contract pharmacies of a covered entity.
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

42	United Therapeutics, a public benefit corporation

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
Patient assistance programs for pharmaceutical products have come under increasing scrutiny by governments, legislative bodies, enforcement agencies, and other third parties. These activities may result in actions that effectively reduce prices or demand for our products, harm our business or reputation, or subject us to fines or penalties.
Company-sponsored patient assistance programs, including insurance premium and co-pay assistance programs and manufacturers’ donations to third-party charities that provide such assistance, are subject to heightened scrutiny. The Department of Justice (DOJ) has taken enforcement action against pharmaceutical companies alleging violations of the Federal False Claims Act and other laws in connection with patient assistance programs. In December 2017, we entered into a civil Settlement Agreement with the U.S. Government to resolve a DOJ investigation of our support of non-profit patient assistance programs and paid $210.0 million, plus interest, to the U.S. Government upon settlement. We also entered into a Corporate Integrity Agreement (the CIA) with the OIG, which required us to maintain our corporate compliance program and to undertake a set of defined corporate integrity obligations for five years ending December 2022. As discussed in Note 14—Litigation, to our consolidated financial statements, we have been sued by Humana Inc., United Healthcare Services, Inc., and various parties in the MSP Recovery litigation for allegedly violating RICO and various state laws in connection with our donations to a charity. These lawsuits, or other lawsuits in the future, could result in significant monetary judgments and the imposition of other penalties against us.
Members of Congress have called upon the OIG to issue revised guidance about patient assistance programs. Actions taken by the OIG, the DOJ, or other agencies as a result of this industry-wide inquiry could reduce demand for our products and/or coverage of our products by federal and state health care. If any or all these events occur, our business, prospects, and stock price could be materially and adversely affected.
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

2024 Annual Report	43

fail to comply with applicable regulations, we could incur liability, face overly restrictive regulatory actions, or incur other harm to our business.
Additionally, artificial intelligence-based software is increasingly being used in our business and in the biopharmaceutical industry generally. As with many developing technologies, artificial intelligence-based software presents risks and challenges that could affect its further development, adoption, and use, and therefore our business. For example, algorithms employed by such software may be flawed; data sets may be insufficient, of poor quality, or contain biased information; and inappropriate or controversial data practices could impair the accuracy and usefulness of the results. If our analyses assisted by artificial intelligence applications are deficient or inaccurate, we could be subject to competitive harm, potential legal liability, and brand or reputational harm. Furthermore, use of artificial intelligence-based software may lead to the inadvertent release of confidential information which may impact our ability to realize the benefit of our intellectual property and expose us to liability and brand or reputational harm.
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
The period under which our commercial and developmental therapies are protected by our patent rights is limited. Our patents related to our individual treprostinil-based products expire at various times through 2042. We entered into settlement agreements with certain generic drug companies permitting them to launch generic versions of Remodulin in the United States and other companies to launch generic versions of nebulized Tyvaso and Orenitram in the United States. In some instances, the FTC has brought actions against brand and generic companies that have entered into such agreements, alleging that they violate antitrust laws. Even in the absence of an FTC challenge, other governmental or private litigants may assert antitrust or other claims against us relating to such agreements. We have been sued by Sandoz for violating our settlement agreement with them and we have accrued a liability of $71.1 million in connection with such suit, reflecting the final judgment and post-judgment interest accrued through the end of 2024, although our ultimate liability may be greater. Other actions against us in the future could result in significant monetary judgments and the imposition of other penalties against us. A U.S. patent for Adcirca for the treatment of pulmonary hypertension expired in November 2017, and FDA-conferred regulatory exclusivity expired in May 2018, leading to the launch of a generic version of Adcirca in August 2018. We have no issued patents or pending patent applications covering Unituxin. For further details, see Part I, Item 1—Business—Patents and Other Proprietary Rights, Strategic Licenses, and Market Exclusivity—Generic Competition and Challenges to our Intellectual Property Rights.
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

44	United Therapeutics, a public benefit corporation

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
We are increasingly dependent on information technology systems and infrastructure, much of which is outsourced to third parties including in cloud-based platforms. We collect, store, and use sensitive or confidential data, including intellectual property, our proprietary business information and that of our suppliers, patients, healthcare providers, and business partners, and personally identifiable information. We recently launched a new patient relations program, United Therapeutics Cares, which has increased our access to sensitive information about our patients. Actual or alleged cybersecurity incidents, including those caused by employee error, malfeasance, system failures, malware, ransomware, viruses, distributed denial of services attacks, credential harvesting, social engineering, and other forms of unauthorized access or disclosure to, or disrupting the operation of, our networks and systems or those of our customers, suppliers, vendors, and other service providers, can cause the loss, destruction, or unauthorized access or disclosure of data, including personal information of employees or confidential or proprietary information, disruption of our operations, and damage to our reputation and competitive position, any of which could be costly to address and remediate and adversely affect our business, financial condition, or results of operations. We are also subject to laws and regulations in the United States and abroad, such as the Health Insurance Portability and Accountability Act of 1996 and European Union regulations related to data privacy, which require us to protect the privacy and security of certain types of information. Therefore, cybersecurity incidents could expose us to significant civil and/or criminal penalties, as well as private litigation, all of which could adversely affect our business, financial condition, or results of operations.
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

2024 Annual Report	45

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
We may borrow up to $2.0 billion under our Credit Agreement, which matures in March 2029. Currently, our outstanding principal balance is $300.0 million. Our ability to repay or refinance our debt obligations under our Credit Agreement and any future debt that we may incur will depend on our financial condition and operating performance, which are subject to factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on our indebtedness. Our inability to generate sufficient cash flows to satisfy our debt obligations would materially and adversely affect our financial position and results of operations. If we cannot repay or refinance our debt as it becomes due, we may be forced to take disadvantageous actions, including reducing or delaying investments and capital expenditures, disposing of material assets or operations, seeking additional debt or equity capital, or restructuring or refinancing our indebtedness. We may not be able to implement any such alternative measures on commercially reasonable terms or at all and, even if successful, such actions may not enable us to meet any such debt service obligations. In addition, our ability to withstand competitive pressures and to react to changes in our industry could be impaired.
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
The price of common stock can be highly volatile within the pharmaceutical and biotechnology sector. Consequently, significant price and volume fluctuations in the market may not relate to operating performance. The price of our common stock could decline sharply due to general market conditions as well as the following factors, among others:
•quarterly and annual financial results and any failure to meet our expectations or those of securities analysts;
•timing of enrollment and results of our clinical trials;

46	United Therapeutics, a public benefit corporation

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

2024 Annual Report	47

federal court located in Delaware) will be the exclusive forum for any complaint asserting any internal corporate claims, including claims in the right of the corporation based upon a violation of a duty by a current or former director, officer, employee, or shareholder in such capacity, or as to which the Delaware General Corporation Law confers jurisdiction upon the Court of Chancery, and (2) the federal district courts will be the exclusive forum for any complaint asserting a cause of action arising under the Securities Act of 1933, as amended. The choice of forum provision may limit our shareholders’ ability to bring a claim in a forum that they find favorable for disputes with us or our directors, officers, or other employees, and may discourage such lawsuits. There is uncertainty as to whether a court would enforce this provision. If a court ruled the choice of forum provision was inapplicable or unenforceable in an action, we may incur additional costs to resolve such action in other jurisdictions. Our choice of forum provision is intended to apply to the fullest extent permitted by law to the above-specified types of actions and proceedings, including any derivative actions asserting claims under state law or the federal securities laws. Our shareholders will not be deemed, by operation of the choice of forum provision, to have waived our obligation to comply with all applicable federal securities laws and the rules and regulations thereunder.
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
A Delaware PBC must also provide its shareholders with a statement, at least every other year, as to the PBC’s assessment of the success of its efforts to promote its public benefit purpose and the best interests of those materially affected by the PBC's conduct. If the public perceives that we are not successful in promoting our public benefit purpose, or that our pursuit of our public benefit purpose is having a negative effect on the financial interests of our shareholders, that perception could negatively affect our reputation, which could adversely affect our business, results of operations, and stock price. In addition, Delaware's PBC statute may be amended to require more explicit or burdensome reporting requirements that could increase the time and expense required to comply.
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

48	United Therapeutics, a public benefit corporation

Governance
Board of Directors
Our board of directors exercises its oversight role through its Audit Committee, which has primary responsibility for overseeing risks related to cybersecurity matters. Our Audit Committee regularly receives reports and presentations on data privacy and security, which address relevant cybersecurity issues, and which can span a wide range of topics, including but not limited to, recent developments, evolving standards, vulnerability assessments, review of risks from third parties such as customers, service providers, and suppliers, and the current threat environment. These reports and presentations are provided by senior personnel with responsibility for IT security, including our Security, Risk and Compliance Director (SRC Director) and our Chief Information Officer. Our board, through its interactions with our Audit Committee chair and our SRC Director and Chief Information Officer receives periodic updates regarding cybersecurity risk matters and prompt and timely information regarding significant cybersecurity incidents and our response to such incidents.
Management
At the management level, our Corporate Crisis Management Team (CCMT) is comprised of senior representatives from all key business functions, including finance, operations, and legal, and has broad oversight of our risk management processes, including management of cybersecurity risks. The CCMT has global responsibility for corporate crisis management, policy guidance, and training for employees involved in crisis management at all levels. Additional information on cybersecurity risks we face is discussed in Part I, Item 1A—Risk Factors, which should be read in conjunction with this Item 1C—Cybersecurity.
Internal Cybersecurity Team
Our Incident Management Team (IMT) is led by our SRC Director, who serves as the point of contact for all IT security related matters within our company, and also includes our Chief Information Officer. Our IMT is responsible for the implementation, monitoring, and maintenance of the cybersecurity and data protection practices across our company. Our SRC Director is responsible for ensuring the regular review and maintenance of the Computer Security Incident Response Plan (CSIRP) and the execution of all procedures within it. Our SRC Director has technical leadership experience and cybersecurity expertise gained from over 25 years of experience, including security leadership, program development, strategy formulation, data protection, and IT risk management within the health care, pharmaceutical, and biotechnology industries. Our Chief Information Officer has nearly ten years of experience with our company, and an extensive background in security technology and operations, compliance, data privacy, business continuity, and disaster recovery.
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
Risk Management and Strategy
We operate in the biotechnology sector, which is subject to various cybersecurity risks that could adversely impact our business, financial condition, and results of operations, including intellectual property theft; fraud; extortion; harm to employees, patients, or healthcare providers; violation of privacy laws and other litigation and legal risk; and reputational risk. We have implemented a risk-based approach to identify and assess the cybersecurity threats that could affect our business and information systems, and we manage cybersecurity risks through a robust enterprise risk management process. These policies and practices are aligned with industry best practices and standards, such as the National Institute of Standards and Technology (NIST) cybersecurity framework. Our cybersecurity program encompasses the IMT and its policies, platforms, procedures, and processes for assessing, identifying, and managing risks from cybersecurity threats, including third-party risk from vendors and suppliers. Our program includes various policies, procedures, and plans related to cybersecurity, including the CSIRP, Corporate Crisis Management Plan, Crisis Communications Response Plan, Organizational Resiliency Governance Policy and Framework, and Business Continuity Plans. These plans outline a coordinated approach for protecting information security, managing vulnerabilities, and assessing, identifying, and managing risks from cybersecurity threats, including

2024 Annual Report	49

identifying and responding to cybersecurity incidents, and processes for categorizing incidents, reporting findings, and keeping senior management, our Audit Committee, and other key stakeholders informed and involved as appropriate.
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
Impact of Cybersecurity Risk
To date, we have not been subject to any cybersecurity incidents that, individually or in the aggregate, have had a material impact to our operations or financial condition, although we recognize that cyberattacks impacting our networks or systems may have a material adverse effect on our operations in the future, as discussed in our Part I, Item 1A—Risk Factors. Our business depends on the availability, reliability, and security of our information systems, networks, data, and intellectual property. However, we do not have reason to believe that risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, are reasonably likely to materially affect our business, reputation, operations, or revenue over the long term.

50	United Therapeutics, a public benefit corporation

Item 2. Properties
North Carolina—We own a 380,000 square foot combination manufacturing facility and office building in Research Triangle Park, North Carolina (RTP), which serves as our co-headquarters and is occupied by our clinical research and development, commercialization, and logistics and manufacturing personnel. We manufacture Orenitram drug product and we package, warehouse, and distribute nebulized Tyvaso, Tyvaso DPI, Remodulin, Orenitram, and Unituxin at this location. We also own a 170-acre site containing approximately 225,000 square feet of building space in RTP, which we use for our research, development, warehousing and logistics hub and manufacturing facilities related to our lung regeneration program, office space, and for future expansion. We lease approximately 21,000 square feet of office space in Morrisville, North Carolina to house representatives from our United Therapeutics Cares patient support program. In 2023, we demolished a 47,000 square foot administrative building near the RTP facility and have commenced construction of a new Tyvaso DPI manufacturing facility on this site. Additionally, in 2023, we completed construction of a new warehouse and logistics hub near our RTP facility to serve as the storage and distribution facility for Tyvaso DPI.
Maryland—We own a 415,000 square foot combination laboratory and office building campus in Silver Spring, Maryland that serves as our co-headquarters, is used to manufacture our products, and houses one of our ex vivo lung perfusion centers. These manufacturing activities include the synthesis of treprostinil, the active ingredient in Tyvaso DPI, nebulized Tyvaso, and Remodulin, and treprostinil diolamine, the active ingredient in Orenitram, as well as dinutuximab, the active ingredient in Unituxin. We also manufacture nebulized Tyvaso drug product, Remodulin drug product, and Unituxin drug product in our Silver Spring campus. We also plan to produce manufactured lung alternatives for clinical studies at our Silver Spring campus.
Minnesota—Our Miromatrix subsidiary leases a 42,300 square foot office and laboratory facility in Eden Prairie, Minnesota, where it produces manufactured kidney and liver products for research and development purposes and clinical trials. We recently commenced construction of a 55,000 square foot clinical-scale designated pathogen-free (DPF) facility in Stewartville, Minnesota intended to produce porcine hearts and kidneys for use in xenotransplantation clinical trials, and to support eventual commercial production of our xeno-organs following FDA approval.
Florida—We own a 75,000 square foot building on land we lease on the Mayo Clinic campus in Jacksonville, Florida, which houses one of our ex vivo lung perfusion centers. We also own a 14,000 square foot building in Melbourne, Florida, which houses a call center.
New Hampshire—We lease a 74,500 square foot office and laboratory facility in Manchester, New Hampshire, where we conduct our 3D organ alternative bioprinting research and development activities.
Texas—We have entered into an agreement to acquire 22 acres of land in Houston, Texas, where we intend to construct a clinical scale DPF facility intended to produce porcine hearts and kidneys for use in xenotransplantation clinical trials, and to support eventual commercial production of our xeno-organs following FDA approval.
Virginia—We own and operate a 65,000 square foot clinical-scale DPF facility in Christiansburg, Virginia intended to produce porcine hearts and kidneys for use in xenotransplantation clinical trials, and to support eventual commercial production of our xeno-organs following FDA approval. We also lease a laboratory and farm in Blacksburg, Virginia that support our xenotransplantation research and development efforts.
Quebec—We own a 23,000 square foot facility in Bromont, Quebec, Canada, which is dedicated to the development of sustainable aircraft for the delivery of manufactured organs and organ alternatives.
We believe that these facilities, along with various other owned and leased facilities, are adequate for our current operations and that additional land and facilities for future expansion are reasonably available.
Item 3. Legal Proceedings
Currently, and from time to time, we are subject to claims in legal proceedings arising in the normal course of business. While we presently believe that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, cash flows, or results of operations, legal proceedings are inherently uncertain, and unfavorable rulings could, individually or in the aggregate, have a material adverse effect on our business, financial condition, or operating results. See Note 14—Litigation, to our consolidated financial statements, which is incorporated herein by reference.
Item 4. Mine Safety Disclosures
Not applicable.

2024 Annual Report	51

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock trades on the Nasdaq Global Select Market under the symbol “UTHR”.
Number of Holders
As of February 19, 2025, there were 26 holders of record of our common stock.
Dividend Policy
We have never paid and have no present intention to pay cash dividends on our common stock in the foreseeable future. We intend to retain any earnings for use in our business operations.
Issuer Purchases of Equity Securities
We did not repurchase any of our outstanding equity securities during the three months ended December 31, 2024, as our most recent share repurchase program was completed in September 2024.

52	United Therapeutics, a public benefit corporation

Comparison of Five-Year Total Cumulative Shareholder Return
The following chart shows the performance from December 31, 2019 through December 31, 2024 of our common stock, compared with an investment in the stocks represented in each of the Nasdaq U.S. Benchmark TR Index and the Nasdaq U.S. Benchmark Pharmaceuticals TR Index, assuming the investment of $100 at the beginning of the period and the reinvestment of dividends, if any.

$450.00
$400.00
$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$–
December 31, 2019
December 31, 2020
December 31, 2021
December 31, 2022
December 31, 2023
December 31, 2024
United Therapeutics Corporation
NASDAQ US Benchmark Pharmaceuticals TR Index
NASDAQ US Benchmark TR Index

Item 6. [Reserved]

2024 Annual Report	53

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
•The anticipated impact our rebate agreements with pharmacy benefit managers will have on our net revenues;
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
•The timing and outcome of ongoing litigation, including the lawsuit filed against us by Sandoz, Inc. (Sandoz) and Liquidia PAH, LLC (formerly known as RareGen, LLC) (RareGen); our patent and trade secret litigation with Liquidia Technologies, Inc. (Liquidia) related to its new drug application (NDA) for Yutrepia; Liquidia’s lawsuit against the FDA related to the FDA’s decision to grant us a period of exclusivity and our cross-claims against the FDA related to Liquidia’s efforts to add an indication for PH-ILD to the NDA for Yutrepia; and our litigation with Humana Inc., United Healthcare Services, Inc., MSP Recovery Claims, Series LLC, and related entities;
•The impact of competing therapies on sales of our commercial products, including the impact of generic versions of Remodulin; established therapies such as Uptravi; and therapies such as Merck’s recently-approved Winrevair and Liquidia’s Yutrepia, if it is approved by the FDA;
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

54	United Therapeutics, a public benefit corporation

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
•Remodulin, a continuously-infused formulation of treprostinil, approved by the FDA for subcutaneous and intravenous delivery to diminish symptoms associated with exercise in patients with PAH. Remodulin has also been approved in various countries outside of the United States. In February 2021, we launched U.S. sales of the Remunity Pump, a next-generation subcutaneous infusion system for Remodulin.
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
Research and Development
We are engaged in research and development of new indications and delivery devices for our existing products. In 2021, we launched a new pump for subcutaneous delivery of Remodulin, called the Remunity Pump, and recently completed development of a new version of the Remunity Pump, called RemunityPRO, which was cleared by the FDA in January 2025. We are studying nebulized Tyvaso in patients with idiopathic pulmonary fibrosis and progressive pulmonary fibrosis (the TETON studies).
In addition, we are developing a new product to treat PAH, ralinepag. We are also heavily engaged in research and development of organ transplantation-related technologies including xenotransplantation, regenerative medicine, bio-artificial organ alternatives, 3D organ alternative bioprinting, and ex vivo lung perfusion. For additional detail regarding our research and development programs, see Part I, Item 1—Business—Research and Development.
Revenues
Our total revenues consist primarily of sales of the commercial products noted above, including the delivery devices (in the case of Tyvaso DPI, nebulized Tyvaso, and Remodulin). We have entered into separate, non-exclusive distribution agreements with Accredo Health Group, Inc. and its affiliates (Accredo) and Caremark, L.L.C. (CVS Specialty) to distribute Tyvaso DPI, nebulized Tyvaso, Remodulin, the Remunity Pump, and Orenitram in the United States, and we have entered into an exclusive distribution agreement with ASD Specialty Healthcare, Inc., an affiliate of Cencora, Inc. (formerly known as AmerisourceBergen Corporation), to distribute Unituxin in the United States. We also sell nebulized Tyvaso, Remodulin, and Unituxin to distributors internationally. We sell Adcirca through the pharmaceutical wholesale network of Eli Lilly and Company (Lilly). To the extent we have increased the price of any of these products, increases have typically been in the single-digit percentages per year, except for Adcirca, the price of which is set solely by Lilly. We also derive revenues from the sale of commercial ex vivo lung perfusion services, which are presented under Other within Note 13—Segment Information to our consolidated financial statements included in this Report.
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

2024 Annual Report	55

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
Share-Based Compensation
Historically, we granted stock options under our Amended and Restated Equity Incentive Plan and awards under our Share Tracking Awards Plan (the STAP). Issuance of awards under both of these plans was discontinued in 2015, and as of December 31, 2024, there were no longer any awards outstanding under our Amended and Restated Equity Incentive Plan. Currently, we grant stock options and restricted stock units under the United Therapeutics Corporation Amended and Restated 2015 Stock Incentive Plan (as amended to date, the 2015 Plan), which provides for the issuance of up to 13,820,000 shares of our common stock, including the 1,320,000 shares added pursuant to an amendment and restatement of the 2015 Plan approved by our shareholders in June 2024. In February 2019, our Board of Directors approved the 2019 Inducement Stock Incentive Plan (the 2019 Inducement Plan), which provides for the issuance of up to 99,000 shares of our common stock pursuant to awards granted to newly-hired Unitherians. Currently, we grant equity-based awards to Unitherians and members of our Board of Directors in the form of stock options and restricted stock units under the 2015 Plan, and we may grant restricted stock units to newly-hired Unitherians under the 2019 Inducement Plan. The grant date fair values of stock options and restricted stock units are recognized as share-based compensation expense ratably over their vesting periods.
The fair value of STAP awards and stock options is measured using inputs and assumptions under the Black-Scholes-Merton model. The fair value of restricted stock units is measured using our stock price on the date of grant. Although we no longer grant STAP awards, we had approximately 0.1 million STAP awards outstanding as of December 31, 2024. We account for STAP awards as liabilities because they are settled in cash. As such, we must re-measure the fair value of STAP awards at the end of each financial reporting period until the awards are no longer outstanding. Changes in our liability associated with outstanding STAP awards as a result of such re-measurements are recorded as adjustments to share-based compensation expense (benefit) and can create volatility within our operating expenses from period to period. The following factors, among others, impact the amount of share-based compensation expense (benefit) recognized in connection with STAP awards from period to period: (1) volatility in the price of our common stock (specifically, increases in the price of our common stock will generally result in an increase in our liability and related compensation expense, while decreases in our stock price will generally result in a reduction in our liability and related compensation expense); and (2) decreases in the number of outstanding awards.

56	United Therapeutics, a public benefit corporation

Future Prospects
We anticipate that revenue growth over the near-term will be driven primarily by: (1) continued growth in sales of Tyvaso DPI; (2) continued growth in the number of PH-ILD patients prescribed Tyvaso DPI and nebulized Tyvaso; (3) continued growth in the number of patients prescribed Orenitram; and (4) modest price increases for some of our products. We believe that additional revenue growth in the medium- and longer-term will be driven by new products and new indications for existing products being developed in our pipeline, as described above under Part I, Item 1—Business—Research and Development.
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
We have budgeted approximately $750 million for capital expenditures during 2025 through the end of 2027 to construct additional facilities to support the development and commercialization of our products and technologies. This amount is primarily dedicated to construction of a new Tyvaso DPI manufacturing facility in Research Triangle Park, North Carolina (RTP); construction of a clinical-scale designated pathogen-free (DPF) facility in Stewartville, Minnesota; and initial pre-construction activities for a commercial-scale DPF facility. We plan to fund these capital expenditures using cash on hand.
We anticipate our first commercial-scale DPF facility will provide an initial commercial supply of our xeno-organ products if and when they are approved by the FDA. Our commercial-scale DPF facilities will be very capital-intensive, but they will be executed in stages with the ability to adjust the schedule (and anticipated cost) depending on the progress of our clinical and regulatory activities. In addition to the production capacity of our commercial-scale DPF facility, we anticipate additional commercial capacity stemming from at least three clinical-scale facilities: our existing DPF facility in Virginia; a DPF facility we are building in Minnesota, as noted above; and a third clinical-scale DPF facility we plan to build in Houston, Texas.
We operate in a highly competitive market in which several large pharmaceutical companies control many of the available PAH therapies. These pharmaceutical companies are well established in the market and possess greater financial, technical, and marketing resources than we do. In addition, there are investigational products in late-stage development that, if approved, may erode the market share or net prices of our existing commercial therapies and make market acceptance more difficult to achieve for any therapies we attempt to market in the future. For example, Yutrepia has been tentatively approved by the FDA for the treatment of PAH and PH-ILD, with final approval potentially occurring after expiration of an exclusivity period ending in May 2025. If Yutrepia receives final approval and is commercially launched, our revenues from Tyvaso DPI could be materially adversely affected, and the impact may be greater if Yutrepia is ultimately approved for the treatment of PH-ILD.

2024 Annual Report	57

Results of Operations
This section of this Report generally discusses 2024, 2023, and 2022 items and year-to-year comparisons between 2024 and 2023. Discussions of year-to-year comparisons between 2023 and 2022 that are not included in this Report can be found in Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations of our Form 10-K filed on February 21, 2024 (our 2023 Annual Report).
Revenues
The table below presents the components of total revenues (dollars in millions):

	Year Ended December 31,			Dollar Change		Percentage Change
	2024	2023	2022	2024 v. 2023	2023 v. 2022	2024 v. 2023	2023 v. 2022
Net product sales:
Tyvaso DPI(1)	$1,033.6	$731.1	$158.3	$302.5	$572.8	41%	362%
Nebulized Tyvaso(1)	586.8	502.6	714.7	84.2	(212.1)	17%	(30)%
Total Tyvaso	1,620.4	1,233.7	873.0	386.7	360.7	31%	41%
Remodulin(2)	538.1	494.8	500.2	43.3	(5.4)	9%	(1)%
Orenitram	434.3	359.4	325.1	74.9	34.3	21%	11%
Unituxin	238.7	198.9	182.9	39.8	16.0	20%	9%
Adcirca	23.8	28.9	41.3	(5.1)	(12.4)	(18)%	(30)%
Other	22.1	11.8	13.8	10.3	(2.0)	87%	(14)%
Total revenues	$2,877.4	$2,327.5	$1,936.3	$549.9	$391.2	24%	20%
(1) Net product sales include both the drug product and the respective inhalation device.
(2) Net product sales include sales of infusion devices, including the Remunity Pump.
Total Tyvaso net product sales grew 31 percent to $1,620.4 million in 2024, compared to $1,233.7 million for 2023. Tyvaso DPI net product sales increased in 2024, as compared to 2023, due to an increase in quantities sold of $269.2 million and, to a lesser extent, price increases, partially offset by higher gross-to-net revenue deductions. The increase in Tyvaso DPI quantities sold was primarily due to continued growth in the number of patients following the product’s launch (including by PH-ILD patients) and, to a lesser extent, increased commercial utilization following implementation of the Part D redesign under the Inflation Reduction Act. Nebulized Tyvaso net product sales increased in 2024, as compared to 2023, primarily due to higher quantities sold of $51.9 million and, to a lesser extent, a price increase. Growth in nebulized Tyvaso was also driven by continued growth in use by PH-ILD patients.
Remodulin net product sales increased in 2024, as compared to 2023, primarily due to an increase in U.S. Remodulin net product sales, driven by an increase in quantities sold.
Orenitram net product sales increased in 2024, as compared to 2023, primarily due to an increase in quantities sold and, to a lesser extent, a price increase. The increase in quantities sold was driven, at least in part, by increased commercial utilization following the implementation of the Part D redesign under the Inflation Reduction Act.
We have entered into contracts with all of the major pharmacy benefit managers for Part D and commercial insurance plans, which provide rebates on utilization of Tyvaso DPI and, in some cases, Orenitram and nebulized Tyvaso. We entered into these rebate agreements to encourage access to these therapies. Many of these rebates went into effect beginning in the second half of 2024, which impacted our net revenues by increasing gross-to-net deductions for the relevant products. These rebate contracts are effective at least through 2025.
Unituxin net product sales increased in 2024, as compared to 2023, primarily due to a price increase and an increase in quantities sold.

58	United Therapeutics, a public benefit corporation

The table below presents the breakdown of total revenues between the United States and rest-of-world (ROW) (in millions):

	Year Ended December 31,
	2024			2023			2022
	U.S.	ROW	Total	U.S.	ROW	Total	U.S.	ROW	Total
Net product sales:
Tyvaso DPI(1)	$1,033.2	$0.4	$1,033.6	$731.1	$—	$731.1	$158.3	$—	$158.3
Nebulized Tyvaso(1)	545.5	41.3	586.8	477.1	25.5	502.6	708.6	6.1	714.7
Total Tyvaso	1,578.7	41.7	1,620.4	1,208.2	25.5	1,233.7	866.9	6.1	873.0
Remodulin(2)	464.2	73.9	538.1	414.6	80.2	494.8	407.5	92.7	500.2
Orenitram	434.3	—	434.3	359.4	—	359.4	325.1	—	325.1
Unituxin	219.6	19.1	238.7	181.3	17.6	198.9	170.5	12.4	182.9
Adcirca	23.8	—	23.8	28.9	—	28.9	41.3	—	41.3
Other	19.1	3.0	22.1	9.8	2.0	11.8	2.8	11.0	13.8
Total revenues	$2,739.7	$137.7	$2,877.4	$2,202.2	$125.3	$2,327.5	$1,814.1	$122.2	$1,936.3
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

	Year Ended December 31, 2024
	Rebates & Chargebacks	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, January 1, 2024	$108.4	$5.3	$1.9	$10.4	$126.0
Provisions attributed to sales in:
Current period	356.0	64.4	1.9	41.8	464.1
Prior periods	(10.6)	—	(1.0)	(0.9)	(12.5)
Payments or credits attributed to sales in:
Current period	(215.8)	(59.3)	—	(30.4)	(305.5)
Prior periods	(97.2)	(5.3)	(0.6)	(9.3)	(112.4)
Balance, December 31, 2024	$140.8	$5.1	$2.2	$11.6	$159.7

	Year Ended December 31, 2023
	Rebates & Chargebacks	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, January 1, 2023	$81.3	$4.4	$3.3	$10.9	$99.9
Provisions attributed to sales in:
Current period	278.0	52.5	1.3	40.7	372.5
Prior periods	(2.5)	(0.1)	(1.9)	(0.9)	(5.4)
Payments or credits attributed to sales in:
Current period	(169.8)	(47.3)	—	(30.3)	(247.4)
Prior periods	(78.6)	(4.2)	(0.8)	(10.0)	(93.6)
Balance, December 31, 2023	$108.4	$5.3	$1.9	$10.4	$126.0

2024 Annual Report	59

	Year Ended December 31, 2022
	Rebates & Chargebacks	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, January 1, 2022	$67.8	$3.8	$6.3	$7.9	$85.8
Provisions attributed to sales in:
Current period	202.8	43.2	2.3	34.5	282.8
Prior periods	(4.3)	(0.5)	(3.1)	0.5	(7.4)
Payments or credits attributed to sales in:
Current period	(121.1)	(38.9)	(0.7)	(23.6)	(184.3)
Prior periods	(63.9)	(3.2)	(1.5)	(8.4)	(77.0)
Balance, December 31, 2022	$81.3	$4.4	$3.3	$10.9	$99.9
Cost of Sales
The table below summarizes cost of sales by major category (dollars in millions):

	Year Ended December 31,			Dollar Change		Percentage Change
	2024	2023	2022	2024 v. 2023	2023 v. 2022	2024 v. 2023	2023 v. 2022
Category:
Cost of sales	$304.3	$255.1	$146.7	$49.2	$108.4	19%	74%
Share-based compensation expense(1)	5.4	2.4	4.9	3.0	(2.5)	125%	(51)%
Total cost of sales	$309.7	$257.5	$151.6	$52.2	$105.9	20%	70%
(1)See Share-Based Compensation section below for discussion.
Cost of sales, excluding share-based compensation. The increase in cost of sales for the year ended December 31, 2024, as compared to the same period in 2023, was primarily due to an increase in Tyvaso DPI royalty expense and product costs driven by growth in Tyvaso DPI revenues.
Research and Development
The table below summarizes the nature of research and development expense by major expense category (dollars in millions):

	Year Ended December 31,			Dollar Change		Percentage Change
	2024	2023	2022	2024 v. 2023	2023 v. 2022	2024 v. 2023	2023 v. 2022
Category:
External research and development(1)	$217.5	$192.0	$168.8	$25.5	$23.2	13%	14%
Internal research and development(2)	183.6	146.6	131.4	37.0	15.2	25%	12%
Share-based compensation expense(3)	29.1	15.6	23.8	13.5	(8.2)	87%	(34)%
Other(4)	50.8	53.8	(1.1)	(3.0)	54.9	(6)%	NM(5)
Total research and development expense	$481.0	$408.0	$322.9	$73.0	$85.1	18%	26%
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
(4)Other primarily includes upfront fees and milestone payments to third parties under license agreements related to development-stage products, adjustments to the fair value of our contingent consideration obligations, and costs to acquire certain in-process research and development (IPR&D) assets. During the year ended December 31, 2024, we recorded $40.2 million and $8.0 million in expense related to upfront non-refundable licensing payments for drug delivery device technologies and ex vivo lung

60	United Therapeutics, a public benefit corporation

perfusion technology, respectively. During the year ended December 31, 2023, we recorded $46.0 million in IPR&D expense in connection with the acquisition of IVIVA Medical, Inc. (IVIVA).
(5)Calculation is not meaningful.
Research and development, excluding share-based compensation. The increase in research and development expense for the year ended December 31, 2024, as compared to the same period in 2023, was due to: (1) increased expenditures related to manufactured organ and organ alternative projects; (2) non-refundable licensing payments for drug delivery device technologies and ex vivo lung perfusion technology; and (3) increased expenditures related to the TETON studies of nebulized Tyvaso in patients with IPF and PPF. These increases were partially offset by the impact of an IPR&D expense recorded during the year ended December 31, 2023 in connection with the acquisition of IVIVA, which expense did not recur in 2024.
Selling, General, and Administrative
The table below summarizes selling, general, and administrative expense by major category (dollars in millions):

	Year Ended December 31,			Dollar Change		Percentage Change
	2024	2023	2022	2024 v. 2023	2023 v. 2022	2024 v. 2023	2023 v. 2022
Category:
General and administrative(1)	$432.8	$374.2	$333.2	$58.6	$41.0	16%	12%
Litigation accrual	71.1	—	—	71.1	—	NM(3)	—%
Sales and marketing	96.3	81.8	70.8	14.5	11.0	18%	16%
Share-based compensation expense(2)	109.5	21.1	78.1	88.4	(57.0)	419%	(73)%
Total selling, general, and administrative expense	$709.7	$477.1	$482.1	$232.6	$(5.0)	49%	(1)%
(1)Excluding litigation accrual. See Litigation accrual section below.
(2)See Share-Based Compensation section below for discussion.
(3)Calculation is not meaningful.
General and administrative, excluding litigation accrual and share-based compensation. The increase in general and administrative expense for the year ended December 31, 2024, as compared to the same period in 2023, was primarily due to increases in: (1) personnel expense due to growth in headcount; (2) legal expenses related to litigation matters; and (3) consulting expenses.
Litigation accrual. As of December 31, 2024, we accrued a liability of $71.1 million related to ongoing litigation with Sandoz reflecting the final judgment and post-judgment interest accrued through the end of 2024. We currently do not expect that the amount of any loss in excess of this accrual would be material to our financial results; however, the amount ultimately payable, if any, could be higher or lower than this amount depending on the amount of post judgment interest and the outcome of appeals, as discussed in Note 14—Litigation, to our consolidated financial statements. The litigation accrual is included within selling, general, and administrative in our consolidated statements of operations.
Sales and marketing, excluding share-based compensation. The increase in sales and marketing expense for the year ended December 31, 2024, as compared to the same period in 2023, was primarily due to increases in: (1) personnel expense due to growth in headcount; (2) marketing expenses; and (3) consulting expenses.
Share-Based Compensation
The table below summarizes share-based compensation expense by major category (dollars in millions):

	Year Ended December 31,			Dollar Change		Percentage Change
	2024	2023	2022	2024 v. 2023	2023 v. 2022	2024 v. 2023	2023 v. 2022
Category:
Stock options	$29.8	$15.4	$22.6	$14.4	$(7.2)	94%	(32)%
Restricted stock units	79.7	52.4	35.7	27.3	16.7	52%	47%
STAP awards	32.3	(30.7)	46.7	63.0	(77.4)	205%	(166)%
Employee stock purchase plan	2.2	2.0	1.8	0.2	0.2	10%	11%
Total share-based compensation expense	$144.0	$39.1	$106.8	$104.9	$(67.7)	268%	(63)%

2024 Annual Report	61

The table below summarizes share-based compensation expense by line item in our consolidated statements of operations (dollars in millions):

	Year Ended December 31,			Dollar Change		Percentage Change
	2024	2023	2022	2024 v. 2023	2023 v. 2022	2024 v. 2023	2023 v. 2022
Cost of sales	$5.4	$2.4	$4.9	$3.0	$(2.5)	125%	(51)%
Research and development	29.1	15.6	23.8	13.5	(8.2)	87%	(34)%
Selling, general, and administrative	109.5	21.1	78.1	88.4	(57.0)	419%	(73)%
Total share-based compensation expense	$144.0	$39.1	$106.8	$104.9	$(67.7)	268%	(63)%
The increase in share-based compensation expense for the year ended December 31, 2024, as compared to the same period in 2023, was primarily due to: (1) an increase in STAP expense driven by a 60 percent increase in our stock price during 2024, as compared to a 21 percent decrease in our stock price during 2023; (2) an increase in restricted stock unit expense due to a greater number of awards granted and remaining outstanding in 2024, as compared to the same period in 2023; and (3) an increase in stock option expense due to a greater number of awards granted in 2024, as compared to the same period in 2023. See Note 8—Share-Based Compensation, to our consolidated financial statements for more information.
Other Income (Expense), Net
The change in other income (expense), net for the year ended December 31, 2024, as compared to the same period in 2023, was primarily due to net unrealized gains on equity securities. See Note 4—Investments and Note 5—Fair Value Measurements, to our consolidated financial statements for more information.
Income Tax Expense
Income tax expense was $343.9 million for the year ended December 31, 2024, compared to $289.5 million for the same period in 2023. For the years ended December 31, 2024 and 2023, our effective income tax rates (ETR) were approximately 22 percent and 23 percent, respectively. Our ETR for the year ended December 31, 2024 decreased, compared to our ETR for the year ended December 31, 2023, primarily due to a decrease in nondeductible acquisition costs and an increase in excess tax benefits from share-based compensation, partially offset by an increase in nondeductible compensation. For additional details, see Note 10—Income Taxes to our consolidated financial statements.
Share Repurchase
In March 2024, we entered into an accelerated share repurchase agreement (the ASR agreement) with Citibank, N.A. (Citi). Under the ASR agreement, we made an aggregate upfront payment of $1.0 billion to Citi and received an aggregate initial delivery of 3,275,199 shares of our common stock on March 27, 2024, which represented approximately 80 percent of the total shares that would be repurchased under the ASR agreement, measured based on the closing price of our common stock on March 25, 2024.
The share repurchase under the ASR agreement was divided into two tranches, resulting in upfront payments of $300 million and $700 million, respectively. The final settlement of the $300 million tranche occurred in June 2024, and we received an additional 181,772 shares of our common stock upon settlement. The final settlement of the $700 million tranche occurred in September 2024, and we received an additional 90,403 shares of our common stock upon settlement. In total, we repurchased 3,547,374 shares of our common stock under the ASR agreement that we currently hold as treasury stock in our consolidated balance sheets.
Financial Condition, Liquidity, and Capital Resources
We have funded our operations principally through sales of our commercial products and, from time-to-time, third-party financing arrangements. We believe that our current sources of liquidity are sufficient to fund ongoing operations and future business plans as we expect aggregate growth in revenues from our commercial products. Furthermore, our customer base remains stable, and we believe that it presents minimal credit risk. However, any projections of future cash flows are inherently subject to uncertainty and we may seek other forms of financing. In March 2022, we entered into a credit agreement (the 2022 Credit Agreement), which provides for unsecured revolving credit facilities of up to $2.0 billion in the aggregate. Our aggregate outstanding balance under the 2022 Credit Agreement was $300.0 million and $700.0 million as of December 31, 2024 and 2023, respectively. Although our credit facility matures in 2029, we reclassified the outstanding balance of $300.0 million as a current liability in our consolidated balance sheets as of December 31, 2024, as we intend to repay this amount within one year. See Unsecured Revolving Credit Facilities below for further details.
For information regarding the fluctuation explanations between 2023 and 2022, see our 2023 Annual Report.

62	United Therapeutics, a public benefit corporation

Cash and Cash Equivalents and Marketable Investments
Cash and cash equivalents and marketable investments comprise the following (dollars in millions):

	Year Ended December 31,		Dollar Change	Percentage Change
	2024	2023	2024 v. 2023	2024 v. 2023
Cash and cash equivalents	$1,697.2	$1,207.7	$489.5	41%
Marketable investments—current	1,569.8	1,786.4	(216.6)	(12)%
Marketable investments—non-current	1,475.3	1,909.8	(434.5)	(23)%
Total cash and cash equivalents and marketable investments	$4,742.3	$4,903.9	$(161.6)	(3)%
Cash Flows
Cash flows comprise the following (dollars in millions):

	Year Ended December 31,			Dollar Change		Percentage Change
	2024	2023	2022	2024 v. 2023	2023 v. 2022	2024 v. 2023	2023 v. 2022
Net cash provided by operating activities	$1,327.1	$978.0	$802.5	$349.1	$175.5	36%	22%
Net cash provided by (used in) investing activities	$417.2	$(719.6)	$(811.5)	$1,136.8	$91.9	158%	11%
Net cash (used in) provided by financing activities	$(1,254.8)	$(11.9)	$75.4	$(1,242.9)	$(87.3)	NM(1)	(116)%

(1) Calculation is not meaningful.
Operating Activities
Our operating assets and liabilities consist primarily of accounts receivable, inventories, accounts payable, accrued expenses, liabilities for our STAP awards, and tax-related payables and receivables.
The increase of $349.1 million in net cash provided by operating activities for the year ended December 31, 2024, as compared to the same period in 2023, was primarily due to an increase in net cash received due to the growth in sales of our commercial products.
Investing Activities
The increase of $1,136.8 million in net cash provided by investing activities for the year ended December 31, 2024, as compared to the same period in 2023, was primarily due to: (1) a $1,099.7 million decrease in cash used for total purchases, sales, and maturities of marketable investments; and (2) an $89.2 million decrease in net cash paid related to the acquisitions of IVIVA and Miromatrix in 2023; partially offset by: (1) a $30.5 million increase in cash paid to purchase investments in privately-held companies; (2) a $16.1 million increase in cash paid to purchase property, plant, and equipment; and (3) a $5.5 million increase in deposits.
Financing Activities
The increase of $1,242.9 million in net cash used in financing activities for the year ended December 31, 2024, as compared to the same period in 2023, was primarily due to: (1) a $1.0 billion payment in 2024 to repurchase shares of our common stock; and (2) a $300.0 million increase in cash paid for repayments on our line of credit; partially offset by a $54.5 million increase in proceeds from the exercise of stock options.
Unsecured Revolving Credit Facilities
In March 2022, we entered into the 2022 Credit Agreement, which provides for unsecured revolving credit facilities of up to $2.0 billion in the aggregate. On March 31, 2022, we borrowed $800.0 million under the facilities and used the funds to repay outstanding indebtedness under our then-existing credit agreement. We paid down $400.0 million of our balance under the 2022 Credit Agreement during the year ended December 31, 2024. The aggregate balance of $300.0 million under our 2022 Credit Agreement remained outstanding as of both December 31, 2024 and February 26, 2025. See Note 7—Debt, to our consolidated financial statements.

2024 Annual Report	63

Contractual Obligations
As of December 31, 2024, we had the following contractual obligations (in millions):

	Payments Due by Period
	Total	Less than 1 year	2-3 Years	4-5 Years	More than 5 Years
Operating lease obligations	$38.6	$6.1	$12.1	$10.8	$9.6
Long-term debt obligations(1)	341.3	314.6	16.4	10.3	—
Obligations under the STAP(2)	10.5	10.5	—	—	—
Obligations under the SERP(3)	63.2	30.8	—	12.2	20.2
Purchase obligations(4)	1,139.4	829.1	277.0	28.3	5.0
Total(5) (6)	$1,593.0	$1,191.1	$305.5	$61.6	$34.8
(1)Long-term debt obligations include future principal and interest payments on our adjusted variable rate obligations under the 2022 Credit Agreement. The 2022 Credit Agreement will mature in March 2029. As of December 31, 2024, we have classified the outstanding balance of $300.0 million as a current liability on our consolidated balance sheet, as we intend to repay this amount within one year. See Note 7—Debt to our consolidated financial statements for further details.
(2)Estimated based on the intrinsic value of exercisable outstanding STAP awards as of December 31, 2024. See Note 8—Share-Based Compensation—STAP Awards to our consolidated financial statements for further details.
(3)Consists of actuarially derived, undiscounted, estimated future payouts of benefits. See Note 11—Employee Benefit Plans—Supplemental Executive Retirement Plan to our consolidated financial statements for further details.
(4)Purchase obligations primarily include: commitments related to research and development (including clinical trials) for new and existing products; open purchase orders for capital expenditures primarily related to our continued investment in construction of additional facilities to support the development and commercialization of our products and technologies; and open purchase orders for the acquisition of goods and services in the ordinary course of business. The timing and amount of our obligations may differ based on certain future events.
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
(6)As of December 31, 2024, our other non-current liabilities in our consolidated balance sheets includes a liability of $20.0 million for unrecognized tax benefits, including related interest and penalties. Due to the high degree of uncertainty on the timing of future events that could extinguish these unrecognized tax benefits, we are unable to estimate the period of settlement and therefore we have excluded these unrecognized tax benefits from the table above. See Note 10—Income Taxes to our consolidated financial statements for further details.
Obligations Under License Agreements and Acquisition Agreements
We pay a ten percent royalty on our net sales of Tyvaso DPI under our license agreement with MannKind. Under our agreement with Arena, we will owe a low double-digit, tiered royalty on net product sales of ralinepag (for any route of administration), plus certain milestone payments upon defined regulatory events. We pay Lilly a royalty equal to ten percent of our net product sales of Adcirca, as well as milestone payments of $325,000 for each $1,000,000 in Adcirca net product sales. We pay a single-digit percentage royalty based on net product sales of Orenitram under our license agreement with Supernus. We also pay The Scripps Research Institute a one percent royalty on sales of Unituxin. We have entered into other license agreements under which we are required to make milestone payments upon the achievement of certain developmental and commercialization objectives and royalty payments upon the commercialization of products covered by the license agreements. See Note 12—Commitments and Contingencies to our consolidated financial statements for further details. In addition, we may owe additional earn-out consideration to the former securityholders of IVIVA and Miromatrix, as described in Note 15—Acquisitions to our consolidated financial statements.
Off-Balance Sheet Arrangements
We hold an interest in an unconsolidated variable interest entity (VIE). We determined that we are not the primary beneficiary of this entity. As a result, we do not consolidate this VIE. See Note 4—Investments—Variable Interest Entities. We do not have any other off-balance sheet arrangements within the meaning of Item 303(a)(4) of Regulation S-K.

64	United Therapeutics, a public benefit corporation

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
Rebates and Chargebacks
Our most significant rebates relate to our participation in state Medicaid programs, contractual rebates to certain of our domestic distributors, and contractual rebates offered to managed care organizations covering Medicare Part D and commercial plans. Chargebacks relate to our participation in programs with the U.S. Department of Veterans Affairs and 340B covered entities. Although we accrue for our allowance for rebates and chargebacks in the same period that we recognize revenue, the actual rebate or chargeback on the sale of our product to a distributor is not invoiced to us until a future period, generally within six months from the date of sale. Due to this time lag, we must estimate the amount of rebates and chargebacks to accrue. As of December 31, 2024 and 2023, we had a liability of $140.8 million and $108.4 million, respectively, related to rebates and chargebacks.
Estimates associated with our participation in state Medicaid programs are particularly susceptible to adjustment given the extensive time lag that may occur between our recording of an accrual and its ultimate invoicing by individual state Medicaid programs, which can occur up to several years after the sale of our product. Because of the time lag for Medicaid and other rebates, in any particular quarter, our adjustments may incorporate revisions of accruals for prior quarters. Historically, adjustments to our estimates to reflect actual results or updated expectations have not been material to our overall financial results. Provisions attributed to sales in prior periods have been less than one percent of our total revenues for each of the years ended December 31, 2024, 2023, and 2022.
For a roll-forward of the liability accounts associated with our gross-to-net deductions, see the section above entitled Results of Operations—Gross-to-Net Deductions.
Recently Issued Accounting Standards
See Note 3—Recently Issued Accounting Standards, to our consolidated financial statements for information on our adoption and anticipated adoption of recently issued accounting standards.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Investment Risk
As of December 31, 2024, we have invested $3.0 billion in corporate debt securities and U.S. government and agency securities. The market value of these investments varies inversely with changes in prevailing market interest rates. In general, as interest rates increase, the market value of a debt investment would be expected to decrease. Conversely, as interest rates decrease, the market value of a debt investment would be expected to increase. During the year ended December 31, 2024, we did not experience significant volatility in the value of these investments. To address market risk, we invest in debt securities with terms no longer than three years and typically hold these investments to maturity so that they can be redeemed at their stated or face value. Many of our investments may be called by their respective issuers prior to maturity.

2024 Annual Report	65

The following table summarizes the expected maturities and weighted average interest rates as of December 31, 2024 (dollars in millions):

	Expected Maturity
	2025	2026	2027
Available-for-sale investments	$1,567.4	$1,071.7	$403.6
Weighted average interest rate	3.3%	4.1%	4.1%
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
Interest Rate Risk
As of December 31, 2024 and 2023, we had $300.0 million and $700.0 million aggregate principal amounts, respectively, outstanding under our 2022 Credit Agreement which bears interest at a variable rate. As a result, we are subject to interest rate risk with respect to such floating-rate debt. A 100-basis point increase in the variable interest rate component of our borrowings would increase our annual interest expense by approximately $1.3 million or three percent, and $7.0 million or 12 percent, for the years ended December 31, 2024 and 2023, respectively. See Note 7—Debt, to our consolidated financial statements.

66	United Therapeutics, a public benefit corporation

Item 8. Financial Statements and Supplementary Data
United Therapeutics Corporation
Index to Consolidated Financial Statements

2024 Annual Report	F-1

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of United Therapeutics Corporation:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of United Therapeutics Corporation (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2025 expressed an unqualified opinion thereon.
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

Revenue Reductions — Accounting for Government Rebates

Description of the Matter
As of December 31, 2024, accrued rebates and chargebacks were $140.8 million. As discussed in Note 2 to the consolidated financial statements, the Company recognizes revenues net of rebates, commonly referred to as “revenue reductions” or “gross-to-net deductions.” Allowances for rebates include mandated discounts due to the Company’s participation in various government health care programs (the rebates). The Company estimates accrued rebates on a product-by-product basis, considering actual revenue, expected utilization under each contract, historical payment experience, changes in product pricing and information regarding changes in program regulations and guidelines. The Company accrues for rebates in the same period the product is sold; however, third-party reporting and payment of the rebate amount occur on a time lag.
Auditing rebates is complex due to the judgmental nature of the assumptions made in the accounting for accrued rebates due to the time lag and delay associated with third-party reporting of rebate amounts, and calculations of government pricing used to determine the rebate price and therefore rebate payments. The complexities associated with government pricing calculations required the involvement of specialists.

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

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2003.
Tysons, Virginia
February 26, 2025

2024 Annual Report	F-3

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of United Therapeutics Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited United Therapeutics Corporation’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, United Therapeutics Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024 and the related notes and financial statement schedule of the Company listed in the Index at Item 15(a)(2) and our report dated February 26, 2025, expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Tysons, Virginia
February 26, 2025

F-4	United Therapeutics, a public benefit corporation

Consolidated Balance Sheets
(In millions, except share and per share data)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$1,697.2	$1,207.7
Marketable investments	1,569.8	1,786.4
Accounts receivable, no allowance for 2024 and 2023	279.3	278.9
Inventories, net	157.9	111.8
Other current assets	169.7	166.2
Total current assets	3,873.9	3,551.0
Marketable investments	1,475.3	1,909.8
Goodwill and other intangible assets, net	111.9	114.2
Property, plant, and equipment, net	1,222.4	1,045.4
Deferred tax assets, net	458.4	394.8
Other non-current assets	222.1	151.8
Total assets	$7,364.0	$7,167.0
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$344.5	$298.0
Line of credit (current)	300.0	400.0
Share tracking awards plan	11.0	35.4
Other current liabilities	82.6	71.0
Total current liabilities	738.1	804.4
Line of credit (non-current)	—	300.0
Other non-current liabilities	181.9	77.8
Total liabilities	920.0	1,182.2
Commitments and contingencies—Note 12
Stockholders’ equity:
Preferred stock, par value $.01, 10,000,000 shares authorized, no shares issued	—	—
Common stock, par value $.01, 245,000,000 shares authorized, 74,997,896 and 73,659,761 shares issued, and 44,831,306 and 47,040,545 shares outstanding as of December 31, 2024 and 2023, respectively	0.8	0.7
Additional paid-in capital	2,698.9	2,549.0
Accumulated other comprehensive loss	(3.4)	(12.8)
Treasury stock, 30,166,590 and 26,619,216 shares as of December 31, 2024 and 2023, respectively	(3,474.5)	(2,579.2)
Retained earnings	7,222.2	6,027.1
Total stockholders’ equity	6,444.0	5,984.8
Total liabilities and stockholders’ equity	$7,364.0	$7,167.0

See accompanying notes to consolidated financial statements.

2024 Annual Report	F-5

Consolidated Statements of Operations
(In millions, except per share data)

	Year Ended December 31,
	2024	2023	2022
Total revenues	$2,877.4	$2,327.5	$1,936.3
Operating expenses:
Cost of sales	309.7	257.5	151.6
Research and development	481.0	408.0	322.9
Selling, general, and administrative	709.7	477.1	482.1
Total operating expenses	1,500.4	1,142.6	956.6
Operating income	1,377.0	1,184.9	979.7
Interest income	199.1	162.7	45.2
Interest expense	(42.9)	(59.3)	(32.4)
Other income (expense), net	5.8	(14.0)	(40.2)
Impairment of investment in privately-held company	—	—	(1.7)
Total other income (expense), net	162.0	89.4	(29.1)
Income before income taxes	1,539.0	1,274.3	950.6
Income tax expense	(343.9)	(289.5)	(223.3)
Net income	$1,195.1	$984.8	$727.3
Net income per common share:
Basic	$26.44	$21.04	$15.98
Diluted	$24.64	$19.81	$15.00
Weighted average number of common shares outstanding:
Basic	45.2	46.8	45.5
Diluted	48.5	49.7	48.5

See accompanying notes to consolidated financial statements.

F-6	United Therapeutics, a public benefit corporation

Consolidated Statements of Comprehensive Income
(In millions)

	Year Ended December 31,
	2024	2023	2022
Net income	$1,195.1	$984.8	$727.3
Other comprehensive income (loss):
Foreign currency translation loss included in net income	2.4	—	—
Defined benefit pension plan:
Actuarial (loss) gain arising during period, net of tax	(0.3)	2.0	18.7
Actuarial gain and prior service cost included in net periodic pension cost and settlement, net of tax	(4.6)	(4.9)	0.6
Total defined benefit pension plan, net of tax	(4.9)	(2.9)	19.3
Available-for-sale debt securities:
Unrealized gain (loss) arising during period, net of tax	10.8	45.6	(51.8)
Realized loss included in net income, net of tax	1.1	—	—
Total gain (loss) on available-for-sale debt securities, net of tax	11.9	45.6	(51.8)
Other comprehensive income (loss), net of tax	9.4	42.7	(32.5)
Comprehensive income	$1,204.5	$1,027.5	$694.8
During the years ended December 31, 2024, 2023, and 2022, the tax (benefit) expense in other comprehensive income was $(0.4) million, $(0.5) million, and $1.1 million, respectively, for the defined benefit pension plan and $3.7 million, $14.6 million, and $(16.3) million, respectively, for the available-for-sale securities.
See accompanying notes to consolidated financial statements.

2024 Annual Report	F-7

Consolidated Statements of Stockholders’ Equity
(In millions)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2021	71.7	$0.7	$2,245.4	$(23.0)	$(2,579.2)	$4,315.0	$3,958.9
Net income	—	—	—	—	—	727.3	727.3
Unrealized loss on available-for-sale debt securities	—	—	—	(51.8)	—	—	(51.8)
Defined benefit pension plan	—	—	—	19.3	—	—	19.3
Shares issued under employee stock purchase plan (ESPP)	0.1	—	5.9	—	—	—	5.9
Common stock issued for restricted stock units (RSUs) vested	0.1	—	—	—	—	—	—
RSUs withheld for taxes	—	—	(11.4)	—	—	—	(11.4)
Exercise of stock options	0.8	—	88.4	—	—	—	88.4
Share-based compensation	—	—	60.1	—	—	—	60.1
Balance, December 31, 2022	72.7	$0.7	$2,388.4	$(55.5)	$(2,579.2)	$5,042.3	$4,796.7
Net income	—	—	—	—	—	984.8	984.8
Unrealized gain on available-for-sale debt securities	—	—	—	45.6	—	—	45.6
Defined benefit pension plan	—	—	—	(2.9)	—	—	(2.9)
Shares issued under ESPP	—	—	6.6	—	—	—	6.6
Common stock issued for RSUs vested	0.1	—	—	—	—	—	—
RSUs withheld for taxes	—	—	(13.8)	—	—	—	(13.8)
Exercise of stock options	0.9	—	98.0	—	—	—	98.0
Share-based compensation	—	—	69.8	—	—	—	69.8
Balance, December 31, 2023	73.7	$0.7	$2,549.0	$(12.8)	$(2,579.2)	$6,027.1	$5,984.8
Net income	—	—	—	—	—	1,195.1	1,195.1
Foreign currency translation loss	—	—	—	2.4	—	—	2.4
Unrealized gain on available-for-sale debt securities	—	—	—	11.9	—	—	11.9
Defined benefit pension plan	—	—	—	(4.9)	—	—	(4.9)
Shares issued under ESPP	—	—	7.6	—	—	—	7.6
RSUs withheld for taxes	—	—	(12.2)	—	—	—	(12.2)
Share repurchase	—	—	(109.7)	—	(890.3)	—	(1,000.0)
Excise tax on net share repurchase	—	—	—	—	(5.0)	—	(5.0)
Common stock issued for RSUs vested	0.1	—	—	—	—	—	—
Exercise of stock options	1.2	0.1	152.5	—	—	—	152.6
Share-based compensation	—	—	111.7	—	—	—	111.7
Balance, December 31, 2024	75.0	$0.8	$2,698.9	$(3.4)	$(3,474.5)	$7,222.2	$6,444.0

See accompanying notes to consolidated financial statements.

F-8	United Therapeutics, a public benefit corporation

Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$1,195.1	$984.8	$727.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72.5	53.2	51.3
Share-based compensation expense	144.0	39.1	106.8
Impairment of investment in privately-held company	—	—	1.7
Impairments of property, plant, and equipment	—	3.6	11.2
Realized gain on sale of investment in privately-held company	—	—	(6.2)
Realized gain on sale of equity securities	—	—	(0.9)
Other	(24.3)	(4.9)	52.5
Changes in operating assets and liabilities:
Accounts receivable	(0.4)	(58.5)	(21.7)
Inventories	(46.9)	(13.6)	(13.4)
Accounts payable and accrued expenses	42.7	57.1	44.5
Other assets and liabilities	(55.6)	(82.8)	(150.6)
Net cash provided by operating activities	1,327.1	978.0	802.5
Cash flows from investing activities:
Purchases of property, plant, and equipment	(246.5)	(230.4)	(138.8)
Deposits	(28.5)	(23.0)	—
Purchases of available-for-sale debt securities	(1,646.1)	(2,514.3)	(1,708.6)
Maturities of available-for-sale debt securities	1,537.0	2,137.3	1,021.5
Sales of available-for-sale debt securities	831.8	—	—
Sales of investments in equity securities	—	—	3.8
Sale of investment in privately-held company	—	—	8.6
Proceeds from note receivable	—	—	3.5
Purchases of investments in privately-held companies	(30.5)	—	(1.5)
Acquisitions, net of cash acquired	—	(89.2)	—
Net cash provided by (used in) investing activities	417.2	(719.6)	(811.5)
Cash flows from financing activities:
Payments to repurchase common stock	(1,000.0)	—	—
Proceeds from line of credit	—	—	800.0
Repayment of line of credit	(400.0)	(100.0)	(800.0)
Payments of debt issuance costs	(2.7)	(2.7)	(7.5)
Proceeds from the exercise of stock options	152.5	98.0	88.4
Proceeds from the issuance of stock under ESPP	7.6	6.6	5.9
RSUs withheld for taxes	(12.2)	(13.8)	(11.4)
Net cash (used in) provided by financing activities	(1,254.8)	(11.9)	75.4
Net increase in cash and cash equivalents	$489.5	$246.5	$66.4
Cash and cash equivalents, beginning of year	1,207.7	961.2	894.8
Cash and cash equivalents, end of year	$1,697.2	$1,207.7	$961.2
Supplemental cash flow information:
Cash paid for interest	$40.2	$56.0	$29.1
Cash paid for income taxes	$400.6	$332.5	$275.7
Non-cash investing and financing activities:
Non-cash additions to property, plant, and equipment	$22.2	$18.4	$14.5
Measurement period adjustment to purchase price	$(1.4)	$—	$—
Excise tax on net share repurchase	$5.0	$—	$—
Receivable from maturity of available-for-sale debt securities	$—	$21.0	$70.0
See accompanying notes to consolidated financial statements.

2024 Annual Report	F-9

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
Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value and consist of the following, net of reserves (in millions):

	As of December 31,
	2024	2023
Raw materials	$28.6	$21.7
Work-in-progress	34.3	34.4
Finished goods	95.0	55.7
Total inventories	$157.9	$111.8
Goodwill and Other Intangible Assets
The carrying amount of goodwill is not amortized but is subject to annual impairment testing. We conduct our impairment testing of goodwill annually during the fourth quarter, or more frequently if impairment indicators exist. Initially, we evaluate various pertinent qualitative factors to assess whether it is more likely than not that the fair value of a reporting unit to which goodwill has been assigned is less than its carrying value. Such qualitative factors can include, among others: (1) industry and market conditions; (2) present and anticipated sales and cost factors; and (3) overall financial performance. If we conclude based on our qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we then measure the fair value of the reporting unit and compare its fair value to its carrying value. The impairment charge is limited to the amount of goodwill allocated to the reporting unit. We performed a qualitative assessment for our goodwill impairment testing for 2024, 2023, and 2022. During the years ended December 31, 2024, 2023, and 2022 our evaluation of goodwill did not result in any impairment losses.
Indefinite-lived intangible assets are not amortized but are evaluated annually or more frequently for impairment if impairment indicators exist. Our indefinite-lived intangible assets include purchased in-process research and development (IPR&D) assets, which were measured at their estimated fair values as of their acquisition dates. There were no impairment losses related to indefinite-lived intangible assets during the years ended December 31, 2024, 2023, and 2022.
Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. Impairment losses are measured and recognized to the extent the carrying value of such assets exceeds their fair value. We recorded no impairment losses during the years ended December 31, 2024, 2023, and 2022 related to intangible assets subject to amortization.

2024 Annual Report	F-11

Goodwill and other intangible assets comprise the following (in millions):

	As of December 31, 2024			As of December 31, 2023
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill	$32.3	$—	$32.3	$33.7	$—	$33.7
Other intangible assets:
In-process research and development	78.5	—	78.5	78.5	—	78.5
Other	8.0	(6.9)	1.1	8.0	(6.0)	2.0
Total	$118.8	$(6.9)	$111.9	$120.2	$(6.0)	$114.2
Related amortization expense for the years ended December 31, 2024, 2023, and 2022, was $0.9 million, $0.3 million and $0.1 million, respectively. As of December 31, 2024, aggregate amortization expense related to definite-lived intangible assets for each of the five succeeding years and thereafter is estimated at less than $1.0 million per year.
Property, Plant, and Equipment (PP&E)
PP&E is recorded at cost and depreciated over its estimated useful life using the straight-line method. The estimated useful lives of PP&E by major category are as follows:

Land improvements	15 Years
Buildings	25-39 Years
Building improvements	10-39 Years
Furniture, equipment, and vehicles	3-25 Years
Leasehold improvements	Remaining lease term, or the estimated useful life of the improvement, whichever is shorter
PP&E consists of the following (in millions):

	As of December 31,
	2024	2023
Land and land improvements	$181.9	$148.0
Buildings, building improvements, and leasehold improvements	863.8	685.3
Buildings under construction	218.2	259.1
Furniture, equipment, and vehicles	449.7	381.2
Subtotal	1,713.6	1,473.6
Less—accumulated depreciation	(491.2)	(428.2)
PP&E, net	$1,222.4	$1,045.4
Depreciation expense for the years ended December 31, 2024, 2023, and 2022, was $71.6 million, $52.9 million, and $51.2 million, respectively.
Buildings under construction consists of direct costs related to our construction projects.
For the years ended December 31, 2024, 2023, and 2022 we recorded zero, $3.6 million, and $11.2 million of PP&E impairment charges in the aggregate, respectively, which were recorded within selling, general, and administrative in our consolidated statements of operations.

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
The Inflation Reduction Act of 2022 (IRA) imposes a one percent excise tax on net share repurchases that occur after December 31, 2022. For the year ended December 31, 2024, we recorded $5.0 million in excise tax related to the IRA, which was included in treasury stock in our consolidated financial statements.
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
Estimating gross-to-net deductions involves the use of significant assumptions and judgments, as well as information obtained from external sources. For our rebate and chargeback liabilities, in particular, the time lag experienced in the payment of the rebate or chargeback may result in revisions of these accruals in future periods. However, based on our significant history and experience estimating these accruals and our development of these accruals based on the expected value method, we do not believe there will be significant changes to our estimates recorded during the period of sale. We recognized aggregate increases in our net product sales of $12.5 million, $5.4 million, and $7.4 million for the years ended December 31, 2024, 2023, and 2022, respectively, related to changes in these estimates of revenue recognized from product sales in prior periods.

2024 Annual Report	F-13

Rebates and chargebacks. Allowances for rebates include mandated discounts due to our participation in various government health care programs, contracted rebates to certain domestic distributors, and contracted discounts with commercial payers. We estimate our rebate liability on a product-by-product basis, considering actual revenue, contractual discount rates, expected utilization under each contract, and historical payment experience. We also consider changes in our product pricing and information regarding changes in program regulations and guidelines. Our chargebacks represent contractual discounts payable to distributors for the difference between the invoice price paid to us by the distributor for a particular product and the contracted price that the distributor’s customer pays for that product. We estimate our chargeback liability on a product-by-product basis, primarily considering historical payment experience. Although we accrue a liability for rebates and chargebacks in the same period the product is sold, third-party reporting and payment of the rebate or chargeback amount occur on a time lag, with the majority of rebates and chargebacks paid within six months from date of sale. Our liability for rebates and chargebacks is included in accounts payable and accrued expenses and other non-current liabilities in our consolidated balance sheets. As of December 31, 2024 and 2023, our accrued rebates and chargebacks were $140.8 million and $108.4 million, respectively. In addition, during the years ended December 31, 2024, 2023, and 2022, we recognized $345.4 million, $275.5 million, and $198.5 million, respectively, in revenue deductions associated with rebates and chargebacks.
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
Product returns. The sales terms for Adcirca and Unituxin include return rights that extend throughout the distribution channel. For Adcirca, we recognize an allowance for returns as customers have the right to return expired product for up to 12 months after the product’s expiration date (generally 18 to 36 months after the initial sale). For Unituxin, we ship product with expiration dates that are generally nine to 14 months after the initial sale and customers have the right to return expired product for up to 12 months after the product’s expiration date. For sales of our other commercial products, we do not offer our customers a general right of return. Our allowance for product returns for Adcirca and Unituxin for each of the years ended December 31, 2024 and 2023 was not material. We record our allowance for product returns in other current and non-current liabilities in our consolidated balance sheets.
Distributor fees. Distributor fees include distribution and other service fees paid to certain distributors. These fees are based on contractual amounts or rates applied to purchases of our product or units of service provided in a given period. Our liability for distributor fees is included in accounts payable and accrued expenses in our consolidated balance sheets.
Trade Receivables
We invoice and receive payment from our customers after we recognize revenue, resulting in receivables from our customers that are presented as accounts receivable in our consolidated balance sheets. Accounts receivable consist of short-term amounts due from our distributors (generally 30 to 90 days) and are stated at the amount we expect to collect. We establish an allowance for doubtful accounts, if deemed necessary, based on our assessment of the collectability of specific distributor accounts. We did not recognize any impairment losses for accounts receivable for each of the years ended December 31, 2024 and 2023. Changes in accounts receivable are primarily due to the timing and magnitude of orders of our products, the timing of when control of our products is transferred to our distributors, and the timing of cash collections.
Adcirca
Adcirca is manufactured for us by Lilly and distributed through its pharmaceutical wholesaler network on our behalf. Specifically, Lilly handles all the administrative functions associated with the sale of Adcirca on our behalf, including the receipt and processing of customer purchase orders, shipment to customers, and invoicing and collection of customer payments. We recognize sales of Adcirca on a gross basis (net of reserves for gross-to-net deductions) based on our determination that we are acting as a principal due to our control of the product prior to its transfer to our customers. Our control is evidenced by our substantive ownership of product inventory, the fact that we bear all inventory risks, our primary responsibility for the acceptability of the product to our customers, and our ability to influence net product sales through our contracting decisions with commercial payers and participation in governmental-funded programs.
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

F-14	United Therapeutics, a public benefit corporation

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
We measure the fair value of restricted stock units using the stock price on the date of grant, and related compensation expense is recognized ratably over the vesting period. Each restricted stock unit entitles the holder to receive one share of our common stock upon vesting. We issue new shares of our common stock upon the vesting of restricted stock units. Certain executives have restricted stock units that vest upon achievement of specific performance conditions. Share-based compensation expense for restricted stock units is recorded ratably over their vesting period, depending on the specific terms of the award and achievement of any specified performance conditions.
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
Income Taxes
We account for income taxes in accordance with the asset and liability method. Under this method, we determine deferred tax assets and liabilities based on the difference between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect for years in which the temporary differences are expected to reverse. We apply a valuation allowance against any net deferred tax asset if, based on the available evidence, it is more likely than not that some or all the deferred tax assets will not be realized.
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
Earnings Per Common Share
Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period, adjusted for the potential dilutive effect of our outstanding stock options, outstanding RSUs, and shares issuable under the ESPP, as if the RSUs were vested, the stock options were exercised, and the shares expected to be issued under the ESPP at the end of the then-current offering period were issued. During periods in which we incur net losses, both basic and diluted loss per common share are

2024 Annual Report	F-15

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
3. Recently Issued Accounting Standards
Accounting Standards Adopted
In November 2023, the FASB issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. This ASU requires disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker (CODM), a description of other segment items by reportable segment, and any additional measures of a segment profit or loss used by the CODM when deciding how to allocate resources. This ASU also requires all annual disclosures currently required by Topic 280 to be included in interim period disclosures. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, although early adoption is permitted. The guidance requires retrospective application to all prior periods presented in the financial statements. We adopted the new standard as of December 31, 2024, with no material impact on our consolidated financial statements.
Accounting Standards Not Yet Adopted
In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements, which incorporates certain existing or incremental disclosure and presentation requirements of SEC Regulation S-X and Regulation S-K into the FASB Accounting Standards Codification (Codification). The amendments in the ASU are expected to clarify or improve disclosure and presentation requirements of a variety of Codification topics and to align the requirements in the Codification with the SEC’s regulations. The effective date for each amendment in the ASU will be the date on which the SEC’s removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, or if the SEC has not removed the related requirement by June 30, 2027, the applicable amendment will be removed from the Codification and will not become effective for any entity. Early adoption is prohibited. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Topic 220): Disaggregation of Income Statement Expenses, which requires public business entities to disclose, on an annual and interim basis, disaggregated information about certain income statement expense line items in the notes to the financial statements. Public business entities are required to apply the guidance prospectively and may elect to apply it retrospectively. This ASU is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, although early adoption is permitted. We are evaluating the impact of adopting this guidance on our consolidated financial statements.

F-16	United Therapeutics, a public benefit corporation

4. Investments
Marketable Investments
Available-for-Sale Debt Securities
Available-for-sale debt securities are recorded at fair value, with the portion of the unrealized gains and losses that are not credit-related included as a component of accumulated other comprehensive loss in stockholders’ equity, until realized. Available-for-sale debt securities consisted of the following (in millions):

As of December 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency securities	$2,473.7	$3.1	$(3.5)	$2,473.3
Corporate debt securities	568.0	1.9	(0.5)	569.4
Total	$3,041.7	$5.0	$(4.0)	$3,042.7
Reported under the following captions in our consolidated balance sheets:
Cash and cash equivalents				$21.5
Current marketable investments				1,545.9
Non-current marketable investments				1,475.3
Total				$3,042.7

As of December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency securities	$3,044.5	$5.3	$(17.2)	$3,032.6
Corporate debt securities	727.2	2.1	(4.7)	724.6
Total(1)	$3,771.7	$7.4	$(21.9)	$3,757.2
Reported under the following captions in our consolidated balance sheets:
Cash and cash equivalents				$75.9
Current marketable investments				1,771.5
Non-current marketable investments				1,909.8
Total(1)				$3,757.2
(1)Total excludes $21.0 million related to available-for-sale debt securities that matured on December 31, 2023, although cash proceeds were not received until January 2, 2024. We recorded the $21.0 million receivable within other current assets in our consolidated balance sheets as of December 31, 2023.

2024 Annual Report	F-17

The following tables present gross unrealized losses and fair value for those available-for-sale debt securities that were in an unrealized loss position as of December 31, 2024 and December 31, 2023, aggregated by investment category and length of time that the individual securities have been in a continuous loss position (in millions):

	Less than 12 months		12 months or longer		Total
As of December 31, 2024	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency securities	$947.3	$(3.3)	$341.1	$(0.2)	$1,288.4	$(3.5)
Corporate debt securities	75.0	(0.2)	82.0	(0.3)	157.0	(0.5)
Total	$1,022.3	$(3.5)	$423.1	$(0.5)	$1,445.4	$(4.0)

	Less than 12 months		12 months or longer		Total
As of December 31, 2023	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency securities	$1,101.8	$(4.4)	$838.1	$(12.8)	$1,939.9	$(17.2)
Corporate debt securities	209.4	(0.5)	284.1	(4.2)	493.5	(4.7)
Total	$1,311.2	$(4.9)	$1,122.2	$(17.0)	$2,433.4	$(21.9)
As of December 31, 2024 and December 31, 2023, we held 227 and 385 available-for-sale debt securities, respectively, that were in an unrealized loss position. In assessing whether the decline in fair value as of December 31, 2024 of any of these securities resulted from a credit loss, we consulted with our investment managers and reviewed the credit ratings for each security. We believe that these unrealized losses are a direct result of the current interest rate environment and do not represent an indication of credit loss. We do not intend to sell the investments in unrealized loss positions prior to their maturity and it is not more likely than not that we will be required to sell these investments before recovery of their amortized cost basis. There were no impairments due to credit loss on our available-for-sale debt securities during the years ended December 31, 2024 and 2023.
During the first quarter of 2024, we sold certain available-for-sale debt securities prior to maturity to fund the repurchase of our common stock. See Note 9—Stockholders’ Equity—Share Repurchase for further information. As a result of the sale, we received $831.8 million in proceeds and recognized gross realized gains of $0.4 million and gross realized losses of $1.8 million. The net realized loss of $1.4 million is included in other income (expense), net in our consolidated statements of operations.
The following table summarizes the contractual maturities of available-for-sale debt securities (in millions). Actual maturities may differ from contractual maturities because the issuers of certain of these debt securities have the right to call the securities or prepay their obligations under the securities with or without penalties.

	As of December 31, 2024
	Amortized Cost	Fair Value
Due within one year	$1,566.7	$1,567.4
Due in one to three years	1,475.0	1,475.3
Total	$3,041.7	$3,042.7
Investments in Equity Securities with Readily Determinable Fair Values
We held investments in equity securities with readily determinable fair values of $23.9 million and $14.9 million as of December 31, 2024 and 2023, respectively, which are included in current marketable investments in our consolidated balance sheets. Changes in the fair value of publicly-traded equity securities are recorded in our consolidated statements of operations within other income (expense), net. See Note 5—Fair Value Measurements.
During the years ended December 31, 2024, 2023, and 2022, we received zero, zero, and $3.8 million, respectively, in cash from the sale of investments in equity securities. During 2022, we sold a portion of our investment in a publicly-traded company and realized a gain of $0.9 million. The gain was recorded within other income (expense), net in our consolidated statements of operations for the year ended December 31, 2022.
Investments in Privately-Held Companies
As of December 31, 2024 and 2023, we maintained non-controlling equity investments in privately-held companies of $59.0 million and $28.5 million, respectively, in the aggregate within other non-current assets in our consolidated balance sheets. We made payments of $30.5 million and $1.5 million for investments in privately-held companies during the years

F-18	United Therapeutics, a public benefit corporation

ended December 31, 2024 and December 31, 2022, respectively. No such payments were made during the year ended December 31, 2023.
When an observable price transaction occurs that is identified as similar or identical to our investment, we perform a valuation analysis to assess the fair value of our investment using various inputs, such as the discount rate, expected time to a liquidation event, and price volatility of peer company stocks. We adjust the fair value of our investment based on the valuation analysis and recognize the gain or loss in the period in which the observable price change occurred. During the years ended December 31, 2024, 2023, and 2022, there were no aggregate increases or decreases in the value of our investments.
During 2022, a privately-held company in which we held an investment was acquired. We received $8.6 million in cash as a result of the acquisition and realized a gain of $6.2 million. The gain was recorded within other income (expense), net in our consolidated statements of operations.
During 2022, we identified an indicator of impairment for one of the private companies in which we hold an investment and recognized an impairment charge of $1.7 million. The impairment charge was recorded within impairment of investment in privately-held company in our consolidated statements of operations.
For non-controlling equity investments in privately-held companies in which we held an investment as of December 31, 2024, cumulative impairments and downward fair value adjustments were $5.1 million and cumulative upward fair value adjustments were $1.9 million.
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
Unconsolidated VIE
In November 2019, we entered into a supply agreement with an affiliate of DEKA Research & Development Corporation (DEKA) to manufacture and supply the Remunity® Pump to us. The supply agreement was later amended to include supply of the RemunityPRO™ Pump. Under the terms of the supply agreement, we reimburse all the affiliate’s costs to manufacture and supply the Remunity and RemunityPRO systems. We determined that the affiliate is a VIE as we are the primary customer of the affiliate and the affiliate currently relies on our reimbursement of its costs to sustain its operations. We have determined we are not the primary beneficiary of the affiliate as we do not have the power to direct or control its significant activities related to the manufacturing of medical devices. Accordingly, we have not consolidated the affiliate’s results of operations and financial position with ours. As of December 31, 2024 and 2023, our consolidated balance sheets included $13.8 million and $7.1 million of assets, respectively, related to the supply agreement. As of December 31, 2024 and 2023, our consolidated balance sheets included a $5.6 million and $2.7 million liability, respectively, for our obligation to reimburse costs related to the supply agreement. While the terms of the supply agreement expose us to various future risks of loss given our responsibility to reimburse all costs incurred by the affiliate to manufacture and supply the Remunity and RemunityPRO systems, we believe that our maximum exposure to loss as of December 31, 2024 as a result of our involvement with the affiliate is $13.8 million, the amount of assets related to the supply agreement noted above.
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
As of December 31, 2024, our consolidated balance sheets included $61.5 million of assets due to the consolidation of these VIEs included within property, plant, and equipment, net. Upon consolidating the VIEs, which were not deemed a business as defined in ASC 805, Business Combinations, no gain or loss was recognized. These VIEs have no recourse against our assets and general credit, and the VIEs’ assets cannot be used to settle the VIEs’ liabilities. Our total risk of loss is the $61.5 million of assets we contributed, as noted above.

2024 Annual Report	F-19

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
We account for certain assets and liabilities at fair value and classify these assets and liabilities within the fair value hierarchy. Our other current assets and other current liabilities have fair values that approximate their carrying values. Assets and liabilities subject to fair value measurements are as follows (in millions):

	As of December 31, 2024
	Level 1	Level 2	Level 3	Balance
Assets
Money market funds(1)	$649.8	$—	$—	$649.8
Time deposits(1)	155.9	—	—	155.9
U.S. government and agency securities(2)	—	2,473.3	—	2,473.3
Corporate debt securities(2)	—	569.4	—	569.4
Equity securities(3)	23.9	—	—	23.9
Total assets	$829.6	$3,042.7	$—	$3,872.3
Liabilities
Contingent consideration(4)	—	—	24.7	24.7
Total liabilities	$—	$—	$24.7	$24.7

	As of December 31, 2023
	Level 1	Level 2	Level 3	Balance
Assets
Money market funds(1)	$408.5	$—	$—	$408.5
Time deposits(1)	126.4	—	—	126.4
U.S. government and agency securities(2)	—	3,032.6	—	3,032.6
Corporate debt securities(2)	—	724.6	—	724.6
Equity securities(3)	14.9	—	—	14.9
Total assets	$549.8	$3,757.2	$—	$4,307.0
Liabilities
Contingent consideration(4)	—	—	21.1	21.1
Total liabilities	$—	$—	$21.1	$21.1
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
(3)Included in current marketable investments in our consolidated balance sheets. The fair value of these securities is based on quoted market prices for identical instruments in active markets. During the years ended December 31, 2024 and 2023, we recognized $9.0 million of net unrealized gains and $15.8 million of net unrealized losses in the aggregate, respectively, on these securities. We recorded these gains and losses in our consolidated statements of operations within other income (expense), net. See Note 4—Investments—Marketable Investments—Investments in Equity Securities with Readily Determinable Fair Values.
(4)Included in other current liabilities and other non-current liabilities in our consolidated balance sheets. The fair value of our contingent consideration obligations is estimated using probability-weighted discounted cash flow models (DCFs). The DCFs

F-20	United Therapeutics, a public benefit corporation

incorporate Level 3 inputs, including estimated discount rates, that we believe market participants would consider relevant in pricing and the projected timing and amount of cash flows, which are estimated and developed, in part, based on the requirements specific to each acquisition agreement. The fair value of our contingent consideration liabilities increased by $3.6 million from December 31, 2023 to December 31, 2024. The loss was recorded within research and development in our consolidated statements of operations.
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
6. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following by major categories (in millions):

	As of December 31,
	2024	2023
Accounts payable	$6.0	$5.6
Accrued expenses:
Sales-related (royalties, rebates, and fees)	181.5	155.3
Payroll-related	94.2	72.9
Research and development-related	31.5	25.0
Other	31.3	39.2
Total accrued expenses	$338.5	$292.4
Total accounts payable and accrued expenses	$344.5	$298.0
7. Debt
2022 Credit Agreement
In March 2022, we entered into a credit agreement (the 2022 Credit Agreement) with Wells Fargo Bank, National Association (Wells Fargo), as administrative agent and a swingline lender, and various other lender parties, which provides for: (1) an unsecured revolving credit facility of up to $1.2 billion; and (2) a second unsecured revolving credit facility of up to $800.0 million (which facilities may, at our request, be increased by up to $500.0 million in the aggregate subject to obtaining commitments from existing or new lenders for such increase and other conditions). In accordance with the terms of the 2022 Credit Agreement, in March 2024, we extended the maturity date of the 2022 Credit Agreement by one year, to March 2029.
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
As of December 31, 2023, our outstanding aggregate principal balance under the 2022 Credit Agreement was $700.0 million. During the year ended December 31, 2024, we paid down $400.0 million of our balance under the 2022 Credit Agreement, which brought our aggregate outstanding balance down to $300.0 million as of December 31, 2024. Although our credit facility matures in 2029, we reclassified the outstanding balance of $300.0 million as a current liability in our consolidated balance sheets as of December 31, 2024, as we intend to repay this amount within one year.
The 2022 Credit Agreement contains customary events of default and customary affirmative and negative covenants. As of December 31, 2024, we were in compliance with these covenants.
The interest expense reported in our consolidated statements of operations for each of the years ended December 31, 2024, 2023, and 2022, related to our borrowings under the 2022 Credit Agreement and 2018 Credit Agreement.

2024 Annual Report	F-21

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
8. Share-Based Compensation
As of December 31, 2024, we have two shareholder-approved equity incentive plans: the United Therapeutics Corporation Amended and Restated Equity Incentive Plan (the 1999 Plan) and the United Therapeutics Corporation Amended and Restated 2015 Stock Incentive Plan (as amended to date, the 2015 Plan). The 2015 Plan provides for the issuance of up to 13,820,000 shares of our common stock pursuant to awards granted under the 2015 Plan, which includes 1,320,000 shares that were added pursuant to an amendment and restatement of the 2015 Plan approved by our shareholders in June 2024. No further awards will be granted under the 1999 Plan. We also have one equity incentive plan, the United Therapeutics Corporation 2019 Inducement Stock Incentive Plan (the 2019 Inducement Plan), that has not been approved by our shareholders, as permitted by the Nasdaq Stock Market rules. The 2019 Inducement Plan was approved by our Board of Directors in February 2019 and provides for the issuance of up to 99,000 shares of our common stock under awards granted to newly-hired employees. Currently, we grant equity-based awards to employees and members of our Board of Directors in the form of stock options and restricted stock units (RSUs) under the 2015 Plan, and we may grant RSUs to newly-hired employees under the 2019 Inducement Plan. See the sections entitled Stock Options and RSUs below for additional information regarding these equity-based awards.
In March 2024 and 2023, we issued stock options and RSUs to certain executives with vesting conditions tied to the achievement of specified performance criteria through the end of 2026 and 2025, respectively. Throughout the performance period, we reassess the estimated performance and update the number of performance-based awards that we believe will ultimately vest. Estimating future performance requires the use of judgment. Upon the conclusion of the performance period, the performance level achieved and the ultimate number of stock options and RSUs that may vest are determined. Share-based compensation expense for these awards is recorded ratably over their vesting period, depending on the specific terms of the award and anticipated achievement of the specified performance criteria.
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
The following table reflects the components of share-based compensation expense recognized in our consolidated statements of operations (in millions):

	Year Ended December 31,
	2024	2023	2022
Stock options	$29.8	$15.4	$22.6
RSUs	79.7	52.4	35.7
STAP awards	32.3	(30.7)	46.7
ESPP	2.2	2.0	1.8
Total share-based compensation expense before tax	$144.0	$39.1	$106.8
Share-based compensation capitalized as part of inventory	$1.4	$1.3	$1.3
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
During the years ended December 31, 2024 and 2023, in addition to time-based stock options, we granted 0.5 million and 0.4 million performance-based stock options with a total grant date fair value of $50.2 million and $35.6 million, respectively,

F-22	United Therapeutics, a public benefit corporation

in each case calculated based on the assumed achievement of maximum performance of the relevant financial performance condition. During the years ended December 31, 2024 and 2023, we recorded $26.3 million and $8.3 million of share-based compensation expense, respectively, related to performance-based stock options, calculated based on the assumed levels of performance achievement.
A description of the key inputs, requiring estimates, used in determining the fair value of stock options are provided below:
Expected term—The expected term reflects the estimated time period we expect an award to remain outstanding. For the years ended December 31, 2024, 2023, and 2022, we used the simplified approach to develop this input for our stock options as we do not have sufficient historical data related to stock option exercises. Under the simplified approach, the expected term reflects the weighted average midpoint between the vesting date and the expiration date of the awards. For the expected term input related to our STAP awards, see the STAP Awards section below.
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
The following weighted average assumptions were used in estimating the fair value of stock options granted to employees during the twelve months ended December 31, 2024, 2023, and 2022:

	Year Ended December 31,
	2024	2023	2022
Expected term of awards (in years)	6.5	6.4	5.7
Expected volatility	31.6%	31.4%	32.5%
Risk-free interest rate	4.3%	3.6%	2.7%
Expected dividend yield	0.0%	0.0%	0.0%
A summary of the activity and status of stock options under our equity incentive plans during the year ended December 31, 2024 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2024	6,213,853	$136.60
Granted	551,667	238.90
Exercised	(1,193,975)	127.76
Forfeited	—	—
Outstanding as of December 31, 2024	5,571,545	$148.62	3.6	$1,137.8
Exercisable as of December 31, 2024	4,592,793	$131.42	2.5	$1,016.9
Unvested as of December 31, 2024	978,752	$229.33	8.8	$120.9
The weighted average fair value of a stock option granted during each of the years in the three-year period ended December 31, 2024, was $98.06, $85.39, and $75.87, respectively. The total fair value of stock options that vested for each of the years in the three-year period ended December 31, 2024, was $3.5 million, $54.9 million, and $16.3 million, respectively.

2024 Annual Report	F-23

Total share-based compensation expense related to stock options is recorded as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Cost of sales	$0.1	$0.1	$—
Research and development	0.4	0.2	0.3
Selling, general, and administrative	29.3	15.1	22.3
Share-based compensation expense before taxes	29.8	15.4	22.6
Related income tax benefit	(0.9)	(0.8)	(0.6)
Share-based compensation expense, net of taxes	$28.9	$14.6	$22.0
As of December 31, 2024, unrecognized compensation cost relating to stock options was $53.7 million. Unvested outstanding stock options as of December 31, 2024 had a weighted average remaining vesting period of 1.9 years.
Stock option exercise data is summarized below (dollars in millions):

	Year Ended December 31,
	2024	2023	2022
Number of options exercised	1,193,975	850,162	747,485
Cash received from options exercised	$152.5	$98.0	$88.4
Total intrinsic value of options exercised	$194.9	$105.7	$97.5
Tax benefits realized from options exercised(1)	$39.8	$24.3	$21.6
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
During the years ended December 31, 2024 and 2023, in addition to time-based RSUs, we granted 0.2 million performance-based RSUs in both years, with a total grant date fair value of $47.5 million and $32.2 million, respectively, calculated based on the assumed achievement of maximum performance of the relevant financial and non-financial performance conditions. During the years ended December 31, 2024 and 2023, we recorded $23.2 million and $4.7 million of share-based compensation expense, respectively, related to performance-based RSUs, calculated based on the assumed levels of performance achievement.
A summary of the activity with respect to, and status of, RSUs during the year ended December 31, 2024 is presented below:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2024	964,759	$210.35
Granted	437,037	245.46
Vested	(154,838)	190.71
Forfeited	(27,304)	211.37
Unvested as of December 31, 2024	1,219,654	$225.40

F-24	United Therapeutics, a public benefit corporation

Total share-based compensation expense related to RSUs is recorded as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Cost of sales	$4.2	$3.9	$3.1
Research and development	23.4	18.1	13.6
Selling, general, and administrative	52.1	30.4	19.0
Share-based compensation expense before taxes	79.7	52.4	35.7
Related income tax benefit	(13.9)	(11.7)	(8.6)
Share-based compensation expense, net of taxes	$65.8	$40.7	$27.1
As of December 31, 2024, unrecognized compensation cost related to the grant of RSUs was $157.3 million. Unvested outstanding RSUs as of December 31, 2024 had a weighted average remaining vesting period of 2.4 years.
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
The aggregate liability balance associated with outstanding STAP awards was $11.0 million and $35.4 million as of December 31, 2024 and 2023, respectively, all of which was classified as a current liability in our consolidated balance sheets.
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
The table below includes the weighted-average assumptions used to measure the fair value of the outstanding STAP awards:

	As of December 31,
	2024	2023	2022
Expected term of awards (in years)	0.2	1.1	1.0
Expected volatility	30.1%	25.9%	33.5%
Risk-free interest rate	4.4%	4.8%	4.7%
Expected dividend yield	0.0%	0.0%	0.0%
The closing price of our common stock was $352.84, $219.89, and $278.09 on December 31, 2024, 2023, and 2022, respectively.
A summary of the activity and status of STAP awards during the year ended December 31, 2024 is presented below:

	Number of Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2024	443,058	$149.21
Granted	—	—
Exercised	(387,798)	147.20
Forfeited	—	—
Outstanding as of December 31, 2024	55,260	$163.30	0.2	$10.5
Exercisable as of December 31, 2024	55,260	$163.30	0.2	$10.5
Unvested as of December 31, 2024	—	$—	—	$—

2024 Annual Report	F-25

Share-based compensation expense (benefit) recognized in connection with STAP awards is as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Cost of sales	$1.2	$(1.4)	$1.9
Research and development	4.2	(3.8)	9.0
Selling, general, and administrative	26.9	(25.5)	35.8
Share-based compensation expense (benefit) before taxes	32.3	(30.7)	46.7
Related income tax (benefit) expense	(4.4)	5.3	(8.6)
Share-based compensation expense (benefit), net of taxes	$27.9	$(25.4)	$38.1
Cash paid to settle STAP awards exercised during the years ended December 31, 2024, 2023, and 2022 was $56.7 million, $14.7 million, and $68.2 million, respectively.
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
9. Stockholders’ Equity
Earnings Per Common Share
Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period, adjusted for the potential dilutive effect of our outstanding stock options, outstanding RSUs, and shares issuable under the ESPP, as if the RSUs were vested, the stock options were exercised, and the shares expected to be issued under the ESPP at the end of the then-current offering period were issued.
The components of basic and diluted earnings per common share comprised the following (in millions, except per share amounts):

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net income	$1,195.1	$984.8	$727.3
Denominator:
Weighted average outstanding shares — basic	45.2	46.8	45.5
Effect of dilutive securities(1):
Stock options, RSUs, and ESPP(2)	3.3	2.9	3.0
Weighted average shares — diluted(2)	48.5	49.7	48.5
Net income per common share:
Basic	$26.44	$21.04	$15.98
Diluted	$24.64	$19.81	$15.00
Stock options and RSUs excluded from calculation(2)	0.4	0.3	—
(1)Calculated using the treasury stock method.
(2)The common shares underlying certain stock options and RSUs have been excluded from the computation of diluted earnings per share because their impact would be anti-dilutive.

F-26	United Therapeutics, a public benefit corporation

Share Repurchase
In March 2024, our Board of Directors approved a share repurchase program authorizing up to $1.0 billion in aggregate repurchases of our common stock. Pursuant to this authorization, we entered into an accelerated share repurchase agreement (the ASR agreement) with Citibank, N.A. (Citi) on March 25, 2024, to repurchase approximately $1.0 billion of our common stock. Under the ASR agreement, we made an aggregate upfront payment of $1.0 billion to Citi and received an aggregate initial delivery of 3,275,199 shares of our common stock on March 27, 2024, which represented approximately 80 percent of the total shares that would be repurchased under the ASR agreement, measured based on the closing price of our common stock on March 25, 2024.
The share repurchase under the ASR agreement was divided into two tranches, resulting in upfront payments of $300 million and $700 million, respectively. The final settlement of the $300 million tranche occurred in June 2024, and we received an additional 181,772 shares of our common stock upon settlement. The final settlement of the $700 million tranche occurred in September 2024, and we received an additional 90,403 shares of our common stock upon settlement. In total, we repurchased 3,547,374 shares of our common stock under the ASR agreement that we currently hold as treasury stock in our consolidated balance sheets.
The final number of shares that we ultimately repurchased pursuant to the ASR agreement was based on the average of the daily volume-weighted average price per share of our common stock during the repurchase period, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR agreement.
The initial repurchase of our common stock and final settlement of each tranche was treated as a reduction of the outstanding shares used to calculate the weighted average common stock outstanding for basic and diluted earnings per common share. The initial repurchase of our common stock under each tranche was accounted for as a reduction to stockholders’ equity in our consolidated balance sheets. The final settlement of the transactions under the ASR agreement was accounted for as an unsettled forward contract indexed to our common stock until the final settlement occurred. The forward contract related to the first and second tranche was equity classified, in accordance with ASC 815, Derivatives and Hedging, through final settlement. As of December 31, 2024, a liability of $5.0 million was recorded for an excise tax imposed under the Inflation Reduction Act as a result of our repurchase of shares under the ASR agreement.
Accumulated Other Comprehensive Loss
The following table includes changes in accumulated other comprehensive loss by component, net of tax (in millions):

	Defined Benefit Pension Plan(1)	Foreign Currency Translation Losses	Unrealized Gains and (Losses) on Available-for-Sale Securities	Total
Balance, January 1, 2024	$15.9	$(17.9)	$(10.8)	$(12.8)
Other comprehensive income (loss) before reclassifications	(0.3)	—	10.8	10.5
Amounts reclassified from accumulated other comprehensive loss	(4.6)	2.4	1.1	(1.1)
Net current-period other comprehensive income (loss)	(4.9)	2.4	11.9	9.4
Balance, December 31, 2024	$11.0	$(15.5)	$1.1	$(3.4)

	Defined Benefit Pension Plan(1)	Foreign Currency Translation Losses	Unrealized Gains and (Losses) on Available-for-Sale Securities	Total
Balance, January 1, 2023	$18.8	$(17.9)	$(56.4)	$(55.5)
Other comprehensive income (loss) before reclassifications	2.0	—	45.6	47.6
Amounts reclassified from accumulated other comprehensive loss	(4.9)	—	—	(4.9)
Net current-period other comprehensive income (loss)	(2.9)	—	45.6	42.7
Balance, December 31, 2023	$15.9	$(17.9)	$(10.8)	$(12.8)
(1)See Note 11—Employee Benefit Plans—Supplemental Executive Retirement Plan, which identifies the captions within our consolidated statements of operations where reclassification adjustments were recognized and their associated tax impact.

2024 Annual Report	F-27

10. Income Taxes
Components of income tax expense consist of the following (in millions):

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$327.2	$287.3	$228.3
State	80.8	66.6	45.8
Total current	408.0	353.9	274.1
Deferred
Federal	(56.7)	(44.3)	(44.8)
State	(7.4)	(20.1)	(6.0)
Total deferred	(64.1)	(64.4)	(50.8)
Total income tax expense	$343.9	$289.5	$223.3
Presented below is a reconciliation of income tax expense computed at the statutory federal tax rate of 21 percent in 2024, 2023, and 2022 to income tax expense as reported (in millions):

	Year Ended December 31,
	2024	2023	2022
Federal taxes at the statutory rate	$323.2	$267.6	$199.6
State taxes, net of federal benefit	46.1	37.3	28.4
General business credits	(28.0)	(22.5)	(18.0)
Excess tax benefits from share-based compensation	(26.6)	(17.3)	(15.1)
Nondeductible compensation	16.5	3.5	9.2
Uncertain tax positions	12.0	9.0	11.8
Change in valuation allowance	1.9	2.8	10.9
Nondeductible acquisition costs	—	9.1	—
Other	(1.2)	—	(3.5)
Total income tax expense	$343.9	$289.5	$223.3
Effective tax rate	22%	23%	23%

F-28	United Therapeutics, a public benefit corporation

Components of the net deferred tax assets are as follows (in millions):

	As of December 31,
	2024	2023
Deferred tax assets:
Capitalized research and development	$266.1	$186.1
Intangible assets	144.0	145.4
Share-based compensation	46.6	55.6
Reserves and accrued liabilities	45.3	23.8
Net operating loss carryforwards	19.8	21.4
Basis differences in investments	9.6	15.3
SERP	8.9	8.8
Other	22.6	17.6
Total deferred tax assets	562.9	474.0
Less: Valuation allowance	(30.1)	(30.8)
Total net deferred tax assets	532.8	443.2
Deferred tax liabilities:
Property, plant, and equipment	(64.1)	(39.0)
Right-of-use assets	(7.3)	(6.0)
Other	(3.0)	(3.4)
Total deferred tax liabilities	(74.4)	(48.4)
Total deferred tax assets, net	$458.4	$394.8
As of December 31, 2024, we had gross federal, foreign, and state net operating loss carryforwards, of $48.8 million, $6.7 million, and $145.0 million, respectively, which either expire at various dates beginning in 2025 or have no expiration date. As of December 31, 2024, we had federal and state research credit carryforwards, of $6.1 million and $4.7 million, respectively, which expire at various dates beginning in 2028.
The Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures in the period incurred beginning in 2022 and requires amortization over five or fifteen years. This change continued to increase our cash paid for income taxes for 2024 and our deferred tax assets as of December 31, 2024.
We are subject to federal and state taxation in the United States and various foreign jurisdictions. We are no longer subject to income tax examinations by the Internal Revenue Service and all other major jurisdictions for tax years prior to 2021.
As of December 31, 2024 and 2023, we had $16.7 million and $24.0 million of unrecognized tax benefits, excluding interest and penalties, that would impact our effective tax rate if recognized. Our unrecognized tax benefits as of December 31, 2024 decreased compared to our unrecognized tax benefits as of December 31, 2023, primarily due to the completion of a U.S. Internal Revenue Service examination of tax years 2016, 2017, and 2018. The total amount of unrecognized tax benefits relating to our tax positions is subject to change based on future events including, but not limited to, the settlements of ongoing tax audits and assessments and the expiration of applicable statutes of limitations. Given the uncertainty of these future events, it is reasonably possible that the balance of unrecognized tax benefits could change significantly over the next 12 months. However, due to the number of years remaining that are subject to examination, we are unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits.
The following table represents a reconciliation of the total unrecognized tax benefit liability, excluding interest and penalties, for the years ended December 31, 2024, 2023, and 2022 (in millions):

	Year Ended December 31,
	2024	2023	2022
Unrecognized tax benefits, beginning of the period	$24.1	$15.2	$3.6
Gross decreases related to prior period tax positions	—	—	—
Gross increases related to prior period tax positions	8.8	9.3	10.3
Gross increases related to current period tax positions	8.7	1.5	1.3
Gross decreases as a result of settlements during the current period	(21.1)	—	—
Reductions due to lapse of applicable statute of limitations	(0.9)	(1.9)	—
Unrecognized tax benefits, end of the period	$19.6	$24.1	$15.2

2024 Annual Report	F-29

We record interest and penalties related to uncertain tax positions as a component of income tax expense. As of December 31, 2024 and 2023, our liability for unrecognized tax benefits included approximately $1.0 million and $1.6 million, respectively, for the accrual of interest and penalties. As of December 31, 2024, 2023, and 2022, we recorded an approximately $0.6 million benefit, $0.9 million expense, and $0.4 million expense, respectively, for the accrual of interest and penalties in our consolidated statements of operations.
11. Employee Benefit Plans
Supplemental Executive Retirement Plan
We maintain the United Therapeutics Corporation Supplemental Executive Retirement Plan (SERP) to provide retirement benefits to certain senior members of our management team.
Participants who retire at age 60 or older are eligible to receive either monthly payments or a lump sum payment based on an average of their total gross base salary over the last 36 months of active employment, subject to certain adjustments. Related benefit payments commence on the first day of the sixth month after retirement. Participants who elect to receive monthly payments will continue to receive payments through the remainder of their life. Alternatively, participants who elect to receive a lump sum distribution will receive a payment equal to the present value of the estimated monthly payments that would have been received upon retirement. As of December 31, 2024 and 2023, all SERP participants had elected to receive a lump sum distribution. Participants who terminate employment for any reason other than death, disability, or change in control prior to age 60 will not be entitled to receive any benefits under the SERP.
Because we do not fund the SERP, we recognize a liability equal to the projected benefit obligation as measured at the end of each fiscal year.
A reconciliation of the beginning and ending balances of the projected benefit obligation is presented below (in millions):

	Year Ended December 31,
	2024	2023
Projected benefit obligation at the beginning of the year	$48.8	$51.5
Service cost	1.6	2.1
Interest cost	1.6	2.1
Benefits paid	(0.2)	(4.7)
Actuarial loss (gain)	0.3	(2.2)
Projected benefit obligation at the end of the year	$52.1	$48.8
Amount included in other current liabilities(1)	$30.8	$30.5
Amount included in other non-current liabilities	$21.3	$18.3
(1)This amount represents the benefit obligation due to participants who are eligible to retire and whose benefit payments could commence within one year of the respective balance sheet date.
The following weighted-average assumptions were used to measure the SERP obligation:

	Year Ended December 31,
	2024	2023
Discount rate	5.22%	4.64%
Salary increases	4.00%	4.00%
Lump-sum interest rate	5.25%	5.50%

F-30	United Therapeutics, a public benefit corporation

The components of net periodic pension cost recognized in our consolidated statements of operations consisted of the following (in millions):

	Year Ended December 31,
	2024	2023	2022
Service cost	$1.6	$2.1	$3.1
Interest cost	1.6	2.1	1.2
Amortization of prior service cost	0.2	0.4	0.7
Amortization of net actuarial gain	(5.2)	(4.2)	—
Settlement	—	(1.8)	—
Total	$(1.8)	$(1.4)	$5.0
The service cost component is reported within operating expenses and the other components are reported in other income (expense), net in our consolidated statements of operations.
Amounts related to the SERP that have been recognized in other comprehensive income (loss) are as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Net actuarial (loss) gain	$(5.5)	$(2.0)	$19.7
Prior service cost	0.2	0.4	0.7
Settlement	—	(1.8)	—
Total recognized in other comprehensive income (loss)	(5.3)	(3.4)	20.4
Tax benefit (expense)	0.4	0.5	(1.1)
Total, net of tax	$(4.9)	$(2.9)	$19.3
The table below presents amounts related to the SERP included in accumulated other comprehensive loss that have not yet been recognized as a component of net periodic pension cost in our consolidated statements of operations (in millions):

	Year Ended December 31,
	2024	2023	2022
Net actuarial gain	$(12.4)	$(17.9)	$(21.7)
Prior service cost	—	0.2	0.6
Total included in accumulated other comprehensive loss	(12.4)	(17.7)	(21.1)
Tax expense	1.4	1.8	2.3
Total, net of tax	$(11.0)	$(15.9)	$(18.8)
The accumulated benefit obligation, a measure that does not consider future increases in participants’ salaries, was $47.2 million and $44.0 million as of December 31, 2024 and 2023, respectively.
Future estimated benefit payments, based on current assumptions, including election of lump-sum distributions and expected future service, are as follows (in millions):

Year Ended December 31,
2025	$30.8
2026	—
2027	—
2028	12.2
2029	—
Thereafter	20.2
Total	$63.2
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

2024 Annual Report	F-31

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
Future minimum lease payments under non-cancelable operating leases as of December 31, 2024, are as follows (in millions):

Year Ending December 31,
2025	$6.1
2026	6.0
2027	6.1
2028	5.8
2029	5.0
Thereafter	9.6
Total	$38.6
Total operating lease expense was $7.6 million, $5.7 million, and $4.8 million for the years ended December 31, 2024, 2023, and 2022, respectively. The amounts recorded in operating lease expense include short-term leases, which are immaterial.
In August 2021, we entered into a commercial supply agreement (Supply Agreement) with MannKind Corporation (MannKind), which was later amended. Pursuant to the Supply Agreement, MannKind is responsible for manufacturing and supplying Tyvaso DPI to us on a cost-plus basis. Unless earlier terminated, the initial term of the Supply Agreement continues until December 31, 2031 and will thereafter be renewed automatically for additional, successive two-year terms unless either party provides notice of non-renewal. We determined that the Supply Agreement contains certain lease components and have elected the expedient to combine lease and non-lease components as a single lease component. All payment obligations under the Supply Agreement are variable in nature and we incurred costs of $179.8 million and $130.4 million during the years ended December 31, 2024 and 2023, respectively.
In September 2022, we entered into an agreement (Lease Agreement) to lease the entirety of a building. The Lease Agreement modified and replaced several of our pre-existing leases of portions of the same building, and has an initial term expiring in July 2027, with five renewal options of five years each, exercisable in our sole discretion. As a result, we remeasured the lease liability at our incremental borrowing rate, using a lease term that assumed we exercise one renewal option, due to our financing of significant leasehold improvements necessary for the research and development activities being performed at this location. Upon remeasurement, we determined that the lease remains an operating lease. As of December 31, 2024, our consolidated balance sheets included a right-of-use asset of $9.9 million, leasehold improvements, net of $33.1 million, and lease liability for the building of $10.5 million.
Milestone Payments and Royalty Obligations
We are party to certain license agreements pursuant to which we have in-licensed or acquired intellectual property rights covering our commercial and/or development-stage products. Generally, these agreements require that we make milestone payments in cash upon the achievement of certain product development and commercialization goals and payments of royalties upon commercial sales. In addition, we sometimes acquire companies under terms that include the potential payment of earn-out consideration in connection with future activities. The following table outlines our financial obligations under certain of these agreements:

F-32	United Therapeutics, a public benefit corporation

Counterparty	Relevant Product	Our Financial Obligation
Arena (now owned by Pfizer)	Ralinepag
Low double-digit, tiered royalty on net product sales of ralinepag (any route of administration); a one-time payment of $250.0 million upon FDA approval of an inhaled formulation of ralinepag to treat PAH; and a one-time payment of $150.0 million upon approval in certain non-U.S. jurisdictions of an oral version of ralinepag to treat any indication

DEKA Research & Development Corp.	Remunity Pump RemunityPRO Pump	Product fees and single-digit royalty on net product sales of the Remunity and RemunityPRO Pumps and Remodulin for use with these pumps; reimbursement of DEKA’s development and manufacturing costs
IVIVA Medical, Inc. (IVIVA) former securityholders	IVIVA kidney products	Two percent royalty on net product sales
Eli Lilly & Co.	Adcirca	Ten percent royalty on net product sales of Adcirca, plus milestone payments of $325,000 for each $1,000,000 in net product sales
MannKind Corporation	Tyvaso DPI	Ten percent royalty on net product sales of Tyvaso DPI
Miromatrix Medical Inc. (Miromatrix) former securityholders	mirokidney	Approximately $54.0 million upon first implantation of mirokidney if achieved by the end of 2025, under certain circumstances
Revivicor, Inc. former securityholders	UHeart, UKidney, and UThymoKidney	Up to $25.0 million in milestone payments, and a five percent royalty on net product sales
Supernus Pharmaceuticals, Inc.	Orenitram	Single-digit royalty on net product sales of Orenitram, through the fourth quarter of 2026
The Scripps Research Institute	Unituxin	One percent royalty on net product sales of Unituxin
13. Segment Information
Our Chief Executive Officer, as our CODM, manages our company as a single operating and reporting segment at the consolidated level. Our operating segment focuses on the development and commercialization of products to address the unmet needs of patients with chronic and life-threatening conditions. The accounting policies of our one operating segment are the same as those described in Note 2—Summary of Significant Accounting Policies.
Our CODM is regularly provided with revenue and expense forecasts, including product development plans, to manage the operations of our operating segment. Our CODM monitors forecasted to actual results for net income when assessing performance and allocating resources across the operating segment. Significant segment expenses are presented as operating expenses in our consolidated statements of operations.
The measure of the operating segment assets is reported in our consolidated balance sheets as total assets.
Total revenues, cost of sales, and gross profit (loss) for each of our commercial products and other sources of revenues were as follows (in millions):

Year Ended December 31, 2024	Tyvaso DPI(1)	Nebulized Tyvaso(1)	Remodulin(2)	Orenitram	Unituxin	Adcirca	Other	Total
Total revenues	$1,033.6	$586.8	$538.1	$434.3	$238.7	$23.8	$22.1	$2,877.4
Cost of sales	148.4	34.1	47.4	28.4	14.4	10.1	26.9	309.7
Gross profit (loss)	$885.2	$552.7	$490.7	$405.9	$224.3	$13.7	$(4.8)	$2,567.7

Year Ended December 31, 2023
Total revenues	$731.1	$502.6	$494.8	$359.4	$198.9	$28.9	$11.8	$2,327.5
Cost of sales	115.6	32.4	38.2	24.2	16.5	12.3	18.3	257.5
Gross profit (loss)	$615.5	$470.2	$456.6	$335.2	$182.4	$16.6	$(6.5)	$2,070.0

2024 Annual Report	F-33

Year Ended December 31, 2022
Total revenues	$158.3	$714.7	$500.2	$325.1	$182.9	$41.3	$13.8	$1,936.3
Cost of sales	26.3	27.2	34.0	22.4	13.1	17.8	10.8	151.6
Gross profit	$132.0	$687.5	$466.2	$302.7	$169.8	$23.5	$3.0	$1,784.7
(1)Total revenues and cost of sales include both the drug product and the respective inhalation device.
(2)Total revenues and cost of sales include sales of infusion devices, including the Remunity Pump.
Geographic revenues are determined based on the country in which our customers (distributors) are located. Total revenues from external customers in the United States and rest-of-world (ROW) for each of our commercial products were as follows (in millions):

	Year Ended December 31,
	2024			2023			2022
	U.S.	ROW	Total	U.S.	ROW	Total	U.S.	ROW	Total
Net product sales:
Tyvaso DPI(1)	$1,033.2	$0.4	$1,033.6	$731.1	$—	$731.1	$158.3	$—	$158.3
Nebulized Tyvaso(1)	545.5	41.3	586.8	477.1	25.5	502.6	708.6	6.1	714.7
Total Tyvaso	1,578.7	41.7	1,620.4	1,208.2	25.5	1,233.7	866.9	6.1	873.0
Remodulin(2)	464.2	73.9	538.1	414.6	80.2	494.8	407.5	92.7	500.2
Orenitram	434.3	—	434.3	359.4	—	359.4	325.1	—	325.1
Unituxin	219.6	19.1	238.7	181.3	17.6	198.9	170.5	12.4	182.9
Adcirca	23.8	—	23.8	28.9	—	28.9	41.3	—	41.3
Other	19.1	3.0	22.1	9.8	2.0	11.8	2.8	11.0	13.8
Total revenues	$2,739.7	$137.7	$2,877.4	$2,202.2	$125.3	$2,327.5	$1,814.1	$122.2	$1,936.3
(1) Net product sales include both the drug product and the respective inhalation device.
(2) Net product sales include sales of infusion devices, including the Remunity Pump.
We recorded revenue from two distributors in the United States that exceeded ten percent of total revenues. Revenue from these two distributors as a percentage of total revenues is as follows:

Year Ended December 31,	2024	2023	2022
Distributor 1	51%	51%	51%
Distributor 2	35%	34%	32%
Long-lived assets, including PP&E and right-of-use assets, located by geographic area are as follows (in millions):

Year Ended December 31,	2024	2023	2022
United States	$1,240.6	$1,057.8	$871.1
Rest-of-World	11.7	12.0	12.6
Total	$1,252.3	$1,069.8	$883.7
14. Litigation
Sandoz Litigation
In April 2019, Sandoz Inc. (Sandoz) and its marketing partner RareGen, LLC (now known as Liquidia PAH, LLC, a subsidiary of Liquidia Corporation) (RareGen), filed a complaint in the U.S. District Court for the District of New Jersey against us and Smiths Medical ASD, Inc. (Smiths Medical), alleging that we and Smiths Medical engaged in anticompetitive conduct in connection with the plaintiffs’ efforts to launch their generic version of Remodulin. In particular, the complaint alleged that we and Smiths Medical unlawfully impeded competition by entering into an agreement for Smiths Medical to produce cartridges used with the CADD-MS®3 (MS-3) infusion system specifically for the delivery of subcutaneous Remodulin for our patients, without making these cartridges available for the delivery of Sandoz’s generic treprostinil injection. In March 2020, the

F-34	United Therapeutics, a public benefit corporation

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
The court granted Sandoz’s motion for summary judgment with respect to Sandoz’s breach of contract claim. RareGen has no claim for breach of contract and, as a result, has no remaining claims in the litigation. The issue of what, if any, damages Sandoz is entitled to based on the court’s decision on the contract claim went to trial on April 29, 2024, and the court heard closing arguments on June 4, 2024. The trial was limited to determining the amount of damages under the breach of contract claim. The court issued an opinion on September 6, 2024, but did not determine the amount of damages with specificity. The court directed the parties to confer about the amount of damages based on the opinion and submit a proposed judgment with an amount of damages based on the factual findings in the opinion. On October 7, 2024, the parties submitted to the court their respective positions on damages. On November 1, 2024, the court entered a final judgment in favor of Sandoz, ordering UT to pay to Sandoz (a) $61,643,251 in damages; (b) prejudgment interest in the amount of $8,956,749; and (c) post-judgment interest. All parties have appealed the final judgment, including the court’s March 30, 2022 summary judgment decision.
We accrued a liability of $65.1 million during the third quarter of 2024, and a further $6.0 million during the fourth quarter of 2024, reflecting the final judgment and post-judgment interest accrued through the end of 2024. We currently do not expect that the amount of any loss in excess of these accruals would be material to our financial results; however, the amount ultimately payable, if any, could be higher or lower than this amount depending on the amount of post judgment interest, and the outcome of appeals. We recorded this liability within other non-current liabilities in our consolidated balance sheets.
We intend to continue to vigorously defend ourselves against the claims made in this litigation. Among other things, we believe our settlement agreement with Sandoz did not provide Sandoz any rights with respect to delivery systems such as the MS-3. We also believe that the plaintiffs, who were on notice that Smiths Medical would discontinue the MS-3 system, failed to fulfill their duty to properly mitigate their exposure as a result of such discontinuation, and any damages they incurred are the result of market conditions and their own failure to properly plan their own product launch. However, due to the uncertainty inherent in any litigation, we cannot guarantee that appeals will not result in an outcome adverse to us. This litigation has involved, and will likely continue to involve, substantial cost to defend, and an adverse appellate outcome could result in substantial monetary damages in excess of the liability we have accrued to-date.
Litigation with Liquidia Technologies, Inc.
Since March 2020, we have been engaged in litigation with Liquidia Technologies, Inc. (Liquidia) regarding its efforts to obtain FDA approval for Yutrepia™, a dry powder inhalation formulation of treprostinil. That litigation has included two petitions for inter partes review (IPR) filed by Liquidia with the Patent Trial and Appeal Board (PTAB) of the U.S. Patent and Trademark Office (USPTO), as well as multiple lawsuits we have brought alleging infringement by Liquidia of several of our patents. Most of these cases have now been finally resolved, and Liquidia has tentative approval from the FDA to market Yutrepia to treat PAH and PH-ILD following expiration of FDA-conferred exclusivity on May 23, 2025.
We have one ongoing patent infringement lawsuit against Liquidia, which was originally filed on September 5, 2023 in the U.S. District Court for the District of Delaware, alleging infringement of U.S. Patent No. 10,716,793 (the ’793 patent), a patent related to Tyvaso with an expiration date in May 2027 that was later invalidated as a result of an IPR proceeding, and therefore is no longer at issue in this litigation. On November 30, 2023, we filed an amended complaint to assert a new patent: U.S. Patent No. 11,826,327 (the ’327 patent), which is now the only patent remaining at issue in the case. The claims of the ’327 patent generally cover improving exercise capacity in patients suffering from PH-ILD by inhaling treprostinil at specific dosages. This case is pending, and trial is set for June 2025.
In June 2021, we filed a motion in one of our patent cases against Liquidia in the U.S. District Court for the District of Delaware to file an amended complaint adding trade secret misappropriation claims against Liquidia and a former Liquidia employee, Dr. Robert Roscigno. The court denied the motion based on a finding that adding the additional claims would impact the case schedule. Thus, we filed those claims as a separate case against Liquidia and Dr. Roscigno in North Carolina state court. Discovery is complete. On January 5, 2024, Dr. Roscigno filed a motion for summary judgment, which was denied on July 31, 2024. On July 3, 2024, Liquidia filed a motion for summary judgment, which is pending. We commenced a separate, related case against Liquidia and Dr. Roscigno in North Carolina state court on May 9, 2024, and filed a complaint in this case including a claim for breach of contract on May 29, 2024.

2024 Annual Report	F-35

We plan to continue to vigorously enforce our intellectual property rights related to Tyvaso DPI and nebulized Tyvaso.
FDA Litigation Regarding Yutrepia
On February 20, 2024, we filed an action against the FDA in the U.S. District Court for the District of Columbia regarding the FDA’s review of Liquidia’s efforts to obtain a PH-ILD indication for its Yutrepia product. Liquidia had previously submitted an amendment to its pending Yutrepia NDA to pursue approval for a PH-ILD indication. Our suit alleged that FDA rules, precedents, and procedures require that such a new indication be pursued in a new NDA rather than as an amendment to a pending NDA. Thus, we asked the FDA to require Liquidia to submit a new NDA if it desires to further pursue approval for a PH-ILD indication.
On March 4, 2024, we filed a motion for preliminary injunction and temporary restraining order seeking to prevent the FDA from approving the PH-ILD indication for Yutrepia by amendment. The court denied that motion on March 29, 2024, following a hearing on the motion.
On August 16, 2024, the FDA (1) confirmed that it was permitting Liquidia to add the PH-ILD indication to its pending Yutrepia NDA by amendment rather than requiring a new NDA and provided an explanation for that decision; and (2) granted Liquidia tentative approval for its Yutrepia NDA, including the PAH and PH-ILD indications. The FDA granted tentative rather than final approval because it determined that we are entitled to a period of exclusivity based on a clinical trial that we conducted to obtain approval for the PH-ILD indication, and that this exclusivity bars final approval of Liquidia’s product until expiration of exclusivity in May 2025. Following the FDA’s decisions, we voluntarily dismissed our case against the FDA.
On August 21, 2024, Liquidia filed an action against the FDA in the U.S. District Court for the District of Columbia challenging the FDA’s decisions to award us exclusivity and to withhold final approval for Yutrepia until that exclusivity has expired. We intervened, and the parties briefed and argued cross-motions for summary judgment and preliminary injunction. We are awaiting the court’s decision on these motions. We also asserted a cross-claim against the FDA for improperly permitting Liquidia to pursue a PH-ILD indication in an amendment rather than a new NDA. This cross-claim is substantively identical to the claim we asserted against FDA in the now-dismissed action described above. We filed a motion for summary judgment on that cross-claim on January 17, 2025, and the motion is currently stayed pending resolution of the motions for summary judgment on the exclusivity issue.
MSP Recovery Litigation
In July 2020, MSP Recovery Claims, Series LLC; MSPA Claims 1, LLC; and Series PMPI, a designated series of MAO-MSO Recovery II, LLC, filed a class action complaint against Caring Voices Coalition, Inc. (CVC) and us in the U.S. District Court for the District of Massachusetts. The complaint alleged that we violated the federal Racketeer Influenced and Corrupt Organizations (RICO) Act and various state laws by coordinating with CVC when making donations to a PAH fund so that those donations would go toward copayment obligations for Medicare patients taking drugs manufactured and marketed by us. The plaintiffs claim to have received assignments from various Medicare Advantage health plans and other insurance entities that allow them to bring this lawsuit on behalf of those entities to recover allegedly inflated amounts they paid for our drugs. In April 2021, the court granted our motion to transfer the case to the U.S. District Court for the Southern District of Florida.
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
We intend to continue to vigorously defend ourselves against the claims made in this lawsuit.
Litigation with Humana and United Healthcare

F-36	United Therapeutics, a public benefit corporation

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
On April 24, 2024, Humana and United each filed lawsuits against us in the Circuit Court for Montgomery County, Maryland. These lawsuits include allegations similar to those in their lawsuits discussed above concerning charitable contributions. Humana and United allege that our donations to CVC give rise to common law causes of action, violations of state consumer protection statutes, and violations of insurance fraud statutes under the laws of various states. On July 22, 2024, we filed motions to dismiss both of these lawsuits. Oral argument on these motions to dismiss took place on October 24, 2024.
We intend to continue to vigorously defend ourselves against the claims made in these lawsuits.
15. Acquisitions
Asset Acquisition
In October 2023, we acquired all the outstanding equity of IVIVA, an early-stage company focused on developing manufactured kidney products, in exchange for an upfront cash payment of approximately $50.0 million. In addition to the upfront payment, the transaction consideration includes potential earnout consideration, payable in cash, structured as a two percent royalty on net sales of IVIVA’s kidney products, subject to certain reductions. The transaction was accounted for as an asset acquisition as substantially all of the fair value was concentrated in a single IPR&D asset we acquired. We allocated $46.0 million of the purchase price to the IPR&D and recorded the expense within research and development in our consolidated statements of operations for the year ended December 31, 2023. For tax purposes, the purchase price allocated to the IPR&D is not deductible and was capitalized into the tax basis of the equity we acquired. We also recorded an intangible asset of $1.3 million related to the asset acquisition and recorded the amount within goodwill and other intangible assets, net in our consolidated balance sheet as of December 31, 2023.
Business Combination
On October 29, 2023, we entered into an Agreement and Plan of Merger (the Merger Agreement) with Miromatrix, a publicly traded company developing bioengineered kidney and liver alternative products. On December 13, 2023, we completed the transactions contemplated by the Merger Agreement and Miromatrix became a wholly-owned subsidiary of United Therapeutics. Pursuant to the terms of the Merger Agreement, we paid former Miromatrix shareholders $3.25 per share in cash at closing, representing cash consideration paid to former Miromatrix shareholders of $89.1 million. Former Miromatrix shareholders also received one contractual contingent value right per share, representing the right to receive a contingent payment of $1.75 per share in cash (an aggregate of approximately $54.0 million) upon the first implantation of Miromatrix’s development-stage, fully-implantable kidney alternative product known as mirokidney into a living human patient by the end of 2025 in a clinical trial meeting requirements set forth in the form of the Contingent Value Rights Agreement attached to the Merger Agreement (the Milestone). In addition to the cash consideration noted above, the aggregate purchase price included $2.5 million that we ascribed to the contingent value rights, of which $1.4 million was recorded as a measurement period adjustment during the first quarter of 2024. During the third quarter of 2024, we recorded a measurement period adjustment to decrease goodwill and other intangible assets, net and increase deferred tax assets, net by $2.8 million. The purchase price allocation was considered complete as of September 30, 2024.
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

2024 Annual Report	F-37

utilized in the valuation of the acquired IPR&D intangible asset and the contingent value rights, as well as our assessment of tax attributes. The following table summarizes the revised consideration transferred for the acquisition and the amounts of the assets acquired and liabilities assumed as of the closing date.

Purchase Price Allocation	Fair Value (in millions)
Cash	$5.1
Other current assets	1.1
Intangible assets:
IPR&D	63.0
Goodwill(1)	4.3
Deferred tax assets, net	18.3
Property, plant, and equipment, net	4.5
Other non-current assets	2.6
Total fair value of assets acquired	$98.9
Accounts payable and accrued expenses	3.1
Other current liabilities	1.4
Other non-current liabilities	2.8
Total fair value of liabilities assumed	$7.3
Total purchase price	$91.6
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

Schedule II—Valuation and Qualifying Accounts
Years Ended December 31, 2024, 2023, and 2022
(In millions)

	Valuation Allowance on Deferred Tax Assets
	Balance at Beginning of Year	Additions Charged to Expense	Other Additions	Deductions	Balance at End of Year
Year Ended December 31, 2024(1)	$30.8	$1.9	$—	$(2.6)	$30.1
Year Ended December 31, 2023(2)	$22.4	$4.4	$5.1	$(1.1)	$30.8
Year Ended December 31, 2022	$11.5	$10.9	$—	$—	$22.4
(1)Deductions relate primarily to changes from finalization of acquisition accounting.
(2)Other additions relate to valuation allowances on certain tax attributes obtained through acquisitions. Deductions relate to state net operating losses.

	Inventory Reserves
	Balance at Beginning of Year	Additions Charged to Expense	Deductions	Balance at End of Year
Year Ended December 31, 2024	$26.5	$14.9	$(12.8)	$28.6
Year Ended December 31, 2023	$21.6	$17.3	$(12.4)	$26.5
Year Ended December 31, 2022	$15.7	$11.2	$(5.3)	$21.6

2024 Annual Report	F-39

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None..
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with participation of our Chairperson and Chief Executive Officer and Chief Financial Officer and Treasurer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2024. Based on that evaluation, our Chairperson and Chief Executive Officer and Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures were effective as of December 31, 2024.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, our management concluded that, as of December 31, 2024, our internal control over financial reporting was effective.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Item 9B. Other Information
(c)    Trading Plans
On November 6, 2024, James Edgemond, a Section 16 officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to exercise up to 111,500 stock options and sell the shares of common stock received, subject to certain conditions.
On December 24, 2024, Paul Mahon, a Section 16 officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to exercise up to 220,000 stock options and sell the shares of common stock received, subject to certain conditions.

67	United Therapeutics, a public benefit corporation

On December 24, 2024, Christopher Causey, a member of our Board of Directors, adopted a trading plan intended to satisfy Rule 10b5-1(c) to exercise up to 3,000 stock options and sell the shares of common stock received, subject to certain conditions.
During the fourth quarter of December 31, 2024, no director or Section 16 officer terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408 of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers, and Corporate Governance
Information as to the individuals serving on our board of directors is set forth below under the heading Board of Directors. Additional information required by Item 10 regarding nominees and directors appearing under Proposal No. 1: Election of Directors in our definitive proxy statement for our 2025 annual meeting of shareholders currently scheduled for June 26, 2025 (the 2025 Proxy Statement) is hereby incorporated herein by reference. Information regarding our executive officers appears in Item 1 of this Report under the heading Information about our Executive Officers. Information regarding our Audit Committee and our Audit Committee’s financial expert appearing under the heading Committees of our Board of Directors—Audit Committee in our 2025 Proxy Statement is hereby incorporated herein by reference.
Information appearing under the headings Delinquent Section 16(a) Reports and Insider Trading Policies and Procedures in our 2025 Proxy Statement is hereby incorporated herein by reference.
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
Raymond Dwek, C.B.E., F.R.S.
Emeritus Director, Oxford Glycobiology Institute, Oxford University
Richard Giltner
Former Portfolio Manager at Lyxor Asset Management, an asset management group at Société Générale, S.A.
Ray Kurzweil
Principal Researcher and AI Visionary, Google Inc.
Jan Malcolm
Former Commissioner of Health, State of Minnesota
Linda Maxwell, M.D., M.B.A.
Surgeon; Operating Partner, DCVC
Nilda Mesa, J.D.
Adjunct Professor, Columbia University; Former Director, NYC Mayor’s Office of Sustainability

2024 Annual Report	68

Judy D. Olian, Ph.D.
President, Quinnipiac University
Christopher Patusky, J.D., M.G.A.
Founding Principal, Patusky Associates, LLC
Martine Rothblatt, Ph.D., J.D., M.B.A.
Chairperson and Chief Executive Officer of United Therapeutics
Louis Sullivan, M.D.
President Emeritus, Morehouse School of Medicine; Former Secretary, U.S. Department of Health and Human Services
Tommy Thompson, J.D.
Former Governor of Wisconsin; Former Secretary, U.S. Department of Health and Human Services

69	United Therapeutics, a public benefit corporation

Item 11. Executive Compensation
Information concerning executive compensation required by Item 11 will appear under the headings Director Compensation, Compensation Discussion and Analysis, and Executive Compensation Data in our 2025 Proxy Statement and is incorporated herein by reference.
Information concerning the Compensation Committee required by Item 11 will appear under the heading Compensation Committee Report in our 2025 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information regarding beneficial ownership of our common stock required by Item 12 will appear under Beneficial Ownership of Common Stock in our 2025 Proxy Statement and is incorporated herein by reference.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table presents information as of December 31, 2024, regarding our securities authorized for issuance under equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options and RSUs (a)(3)	Weighted average exercise price of outstanding options (b)(4)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(5)
Equity compensation plan approved by security holders(1)	6,756,476	$148.62	5,463,222
Equity compensation plan not approved by security holders(2)	34,723	—	1,448
Total	6,791,199	$148.62	5,464,670
(1)All outstanding stock options were issued under our equity incentive plan approved by security holders in 2015. Except for RSUs issued under the 2019 Inducement Plan discussed below, all outstanding RSUs were issued under the 2015 Plan. In addition, our employees have outstanding rights to purchase our common stock at a discount as part of our ESPP, which was approved by security holders in 2011. Information regarding these plans is contained in Note 8—Share-Based Compensation to our consolidated financial statements.
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
(3)Column (a) includes 5,571,545 shares of our common stock issuable upon the exercise of outstanding stock options issued under the 2015 Plan; 1,184,931 shares issuable upon the vesting of outstanding RSUs issued under the 2015 Plan; and 34,723 shares issuable upon the vesting of outstanding RSUs issued under the 2019 Inducement Plan. The number under column (a) represents the actual number of shares issuable under our outstanding awards without giving effect to the share counting formula described below in footnote 5.
(4)Column (b) represents the weighted average exercise price of the outstanding stock options only. The outstanding RSUs are not included in this calculation because they do not have an exercise price.

2024 Annual Report	70

(5)Column (c) includes 2,466,548, 2,996,674, and 1,448 of shares available for future issuance under the ESPP, the 2015 Plan, and the 2019 Inducement Plan, respectively. Under the ESPP, employees may purchase shares based upon a six-month offering period at an amount equal to the lesser of (1) 85 percent of the closing market price of the Common Stock on the first day of the offering period, or (2) 85 percent of the closing market price of the Common Stock on the last day of the offering period. See Note 8—Share-Based Compensation—ESPP for more information. The 2015 Plan and 2019 Inducement Plan use a share counting formula for determining the number of shares available for issuance under the plans. In accordance with this formula, each RSU granted prior to March 17, 2020 under the 2015 Plan and each RSU granted under the 2019 Inducement Plan depletes the number of shares available for future issuance by 2.14 shares, while each RSU granted on or after March 17, 2020 under the 2015 Plan depletes the number of shares available for future issuance by 1.35 shares. Therefore, if any RSU does not vest, the number of shares available for future issuance will increase by 1.35 and 2.14 under the 2015 Plan and 2019 Plan, respectively, because of the share counting formula described above. Each stock option granted under the 2015 Plan depletes the number of shares available for future issuance by one share and does not use the share counting formula described above.

71	United Therapeutics, a public benefit corporation

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information concerning related party transactions and director independence required by Item 13 will appear under the headings Other Matters—Certain Relationships and Related Party Transactions, Our Corporate Governance—Board of Directors and Nominees—Director Independence, and Our Corporate Governance—Board Structure—Committees of Our Board of Directors in our 2025 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Information required by Item 14 concerning the principal accounting fees paid by the Registrant and the Audit Committee’s pre-approval policies and procedures, will appear under the heading Audit Matters in our 2025 Proxy Statement and is incorporated herein by reference.
PART IV
Item 15. Exhibits and Financial Statement Schedules
In reviewing the agreements included or incorporated by reference as exhibits to this Report, it is important to note that they are included to provide investors with information regarding their terms, and are not intended to provide any other facts or disclose any other information about United Therapeutics or the other parties to the agreements. The agreements contain representations and warranties made by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement, and: (1) should not be treated as categorical statements of fact, but rather as a way of allocating risk between the parties; (2) have, in some cases, been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement; (3) may apply standards of materiality in a way that is different from what may be material to investors; and (4) were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.
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

3.1	Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed October 1, 2021.
3.2	Tenth Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8‑K filed April 21, 2023.

2024 Annual Report	72

Part IV

Exhibit No.	Description
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Description of Securities Registered under Section 12 of the Exchange Act, incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the year ended December, 31 2023.
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

10.16
United Therapeutics Corporation Supplemental Executive Retirement Plan Rabbi Trust Document entered into on December 28, 2007, by and between the Registrant and Wilmington Trust Company, as trustee, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8‑K filed on December 28, 2007.

10.17**
Form of terms and conditions for awards granted to employees on or after March 15, 2011 under the United Therapeutics Corporation 2011 Share Tracking Awards Plan and the United Therapeutics Corporation 2008 Share Tracking Awards Plan, incorporated by reference to Exhibit 10.2 of Registrant’s Registration Statement on Form S‑8 (Registration No. 333‑173858) filed on May 2, 2011.

73	United Therapeutics, a public benefit corporation

Exhibit No.	Description
10.18
Stipulation of Settlement, dated October 25, 2010, among the parties to a derivative lawsuit against the directors and officers of the Registrant identified therein, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2010.

10.19**	United Therapeutics Corporation 2011 Share Tracking Awards Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8‑K filed on March 18, 2011.
10.20**
First Amendment to the United Therapeutics Corporation 2011 Share Tracking Awards Plan, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8‑K filed on February 6, 2012.

10.21**
Second Amendment to the United Therapeutics Corporation 2011 Share Tracking Awards Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2012.

10.22**
Third Amendment to the United Therapeutics Corporation 2011 Share Tracking Awards Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8‑K filed on February 4, 2013.

10.23**
Fourth Amendment to the United Therapeutics Corporation 2011 Share Tracking Awards Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8‑K filed on January 31, 2014.

10.24**
Form of grant letter used by Registrant under the United Therapeutics Corporation 2011 Share Tracking Awards Plan, incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8‑K filed on March 18, 2011.

10.25**	United Therapeutics Corporation Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2012.
10.26**	United Therapeutics Corporation Amended and Restated 2015 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed June 27, 2024.
10.27**
Form of Grant Notice and Standard Terms and Conditions for Non‑Qualified Stock Options Granted to Non‑Employee Directors prior to 2025 under the United Therapeutics Corporation 2015 Stock Incentive Plan, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8‑K filed June 29, 2015.

10.28**†
Form of Grant Notice and Standard Terms and Conditions for Non Qualified Stock Options Granted to Non-Employee Directors in 2025 and thereafter under the United Therapeutics Corporation 2015 Stock Incentive Plan.

10.29**
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

10.34**
Form of Grant Notice and Standard Terms and Conditions for Stock Options Granted to Certain Executives under the United Therapeutics Corporation Amended and Restated 2015 Stock Incentive Plan (applicable to 2019-2022 Stock Options), incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018.

10.35**
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

10.36**
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

2024 Annual Report	74

Part IV

Exhibit No.	Description
10.37**	United Therapeutics Corporation 2019 Inducement Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 1, 2019.
10.38**
Form of Restricted Stock Unit Grant Notice and Terms and Conditions under the 2019 Inducement Stock Incentive Plan, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed March 1, 2019.

10.39*
Wholesale Product Purchase Agreement, dated January 1, 2018, by and between Priority Healthcare Distribution, Inc., doing business as CuraScript SD Specialty Distribution, and the Registrant, incorporated by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017.

10.40
First Amendment to Wholesale Product Purchase Agreement, dated November 27, 2018, by and between Priority Healthcare Distribution, Inc., doing business as CuraScript SD Specialty Distribution, and the Registrant, incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018.

10.41
Second Amendment to Wholesale Product Purchase Agreement, dated February 1, 2019, by and between Priority Healthcare Distribution, Inc., doing business as CuraScript SD Specialty Distribution, and the Registrant, incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018.

10.42*
Third Amendment to Wholesale Product Purchase Agreement, dated as of March 1, 2019, by and between Priority Healthcare Distribution, Inc., doing business as CuraScript SD Specialty Distribution, and the Registrant, incorporated by reference to Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018.

10.43+
Fourth Amendment to Wholesale Product Purchase Agreement, dated as of September 18, 2019, by and between Priority Healthcare Distribution, Inc., doing business as CuraScript SD Specialty Distribution, and the Registrant, incorporated by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019.

10.44+
Fifth Amendment to Wholesale Product Purchase Agreement, dated as of November 13, 2019, by and between Priority Healthcare Distribution, Inc., doing business as CuraScript SD Specialty Distribution, and the Registrant, incorporated by reference to Exhibit 10.59 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019.

10.45+
Sixth Amendment to Wholesale Product Purchase Agreement, dated as of March 1, 2020, by and between Priority Healthcare Distribution, Inc., doing business as CuraScript SD Specialty Distribution, and the Registrant, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2020.

10.46+
Seventh Amendment to Wholesale Product Purchase Agreement, dated as of May 12, 2020, by and between Priority Healthcare Distribution, Inc., doing business as CuraScript SD Specialty Distribution, and the Registrant, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2020.

10.47
Eighth Amendment to Wholesale Product Purchase Agreement, dated as of May 13, 2020, by and between Priority Healthcare Distribution, Inc., doing business as CuraScript SD Specialty Distribution, and the Registrant, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2020.

10.48
Ninth Amendment to Wholesale Product Purchase Agreement, dated as of October 6, 2021, by and between Priority Healthcare Distribution, Inc., doing business as CuraScript SD Specialty Distribution, and the Registrant, incorporated by reference to Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021.

10.49
Tenth Amendment to Wholesale Product Purchase Agreement, dated as of January 19, 2023, by and between Priority Healthcare Distribution, Inc., doing business as CuraScript SD Specialty Distribution, and the Registrant, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2023.

10.50+
Eleventh Amendment to Wholesale Product Purchase Agreement, dated as of November 3, 2023, by and between Priority Healthcare Distribution, Inc., doing business as CuraScript SD Specialty Distribution, and the Registrant, incorporated by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023.

10.51
Twelfth Amendment to Wholesale Product Purchase Agreement, dated as of June 20, 2024, by and between Priority Healthcare Distribution, Inc., doing business as CuraScript SD Specialty Distribution, and the Registrant., incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.

10.52
Specialty Pharmacy Network Agreement, dated as of January 1, 2018, between the Registrant and Accredo Health Group, Inc., incorporated by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017.

75	United Therapeutics, a public benefit corporation

Exhibit No.	Description
10.53
First Amendment to Specialty Pharmacy Network Agreement, dated as of February 16, 2022, between the Registrant and Accredo Health Group, Inc., incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

10.54
Second Amendment to Specialty Pharmacy Network Agreement, dated as of June 13, 2022, between the Registrant and Accredo Health Group, Inc., incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.

10.55
Third Amendment to Specialty Pharmacy Network Agreement, dated as of February 14, 2023, between the Registrant and Accredo Health Group, Inc., incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

10.56
Fourth Amendment to Specialty Pharmacy Network Agreement, dated as of May 15, 2023, between the Registrant and Accredo Health Group, Inc., incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.

10.57
Fifth Amendment to Specialty Pharmacy Network Agreement, dated as of August 2, 2023, between the Registrant and Accredo Health Group, Inc., incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.

10.58
Sixth Amendment to Specialty Pharmacy Network Agreement, dated as of November 7, 2023, between the Registrant and Accredo Health Group, Inc., incorporated by reference to Exhibit 10.59 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023.

10.59
Seventh Amendment to Specialty Pharmacy Network Agreement, dated as of June 7, 2024, between the Registrant and Accredo Health Group, Inc., incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.

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

19†	Insider Trading Policy
21†	Subsidiaries of the Registrant.
23.1†	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1†	Certification of Principal Executive Officer pursuant to Rule 13a‑14(a) of the Securities Exchange Act of 1934.
31.2†	Certification of Principal Financial Officer pursuant to Rule 13a‑14(a) of the Securities Exchange Act of 1934.
32.1†	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
97	United Therapeutics Corporation Clawback Policy, incorporated by reference to Exhibit 97 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023.
101†
The following financial information from our Annual Report on Form 10‑K for the year ended December 31, 2024, filed with the SEC on February 26, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) our Consolidated Balance Sheets as of December 31, 2024 and 2023, (2) our Consolidated Statements of Operations for each of three years in the period ended December 31, 2024, (3) our Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2024, (4) our Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2024, (5) our Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2024, and (6) the Notes to our Consolidated Financial Statements.

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

2024 Annual Report	76

Part IV
Item 16. Form 10-K Summary
None.
Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

UNITED THERAPEUTICS CORPORATION

	By:	/s/ MARTINE ROTHBLATT
February 26, 2025		Martine Rothblatt, Ph.D. Chairperson and Chief Executive Officer

77	United Therapeutics, a public benefit corporation

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ MARTINE ROTHBLATT	Chairperson, Chief Executive Officer, and Director (Principal Executive Officer)	February 26, 2025
Martine Rothblatt

/s/ JAMES C. EDGEMOND	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2025
James C. Edgemond

/s/ CHRISTOPHER CAUSEY	Director	February 26, 2025
Christopher Causey

/s/ RAYMOND DWEK	Director	February 26, 2025
Raymond Dwek

/s/ RICHARD GILTNER	Director	February 26, 2025
Richard Giltner

/s/ RAYMOND KURZWEIL	Director	February 26, 2025
Raymond Kurzweil

/s/ JAN MALCOLM	Director	February 26, 2025
Jan Malcolm

/s/ LINDA MAXWELL	Director	February 26, 2025
Linda Maxwell

/s/ NILDA MESA	Director	February 26, 2025
Nilda Mesa

/s/ JUDY D. OLIAN	Director	February 26, 2025
Judy D. Olian

/s/ CHRISTOPHER PATUSKY	Director	February 26, 2025
Christopher Patusky

/s/ LOUIS W. SULLIVAN	Director	February 26, 2025
Louis W. Sullivan

/s/ TOMMY G. THOMPSON	Director	February 26, 2025
Tommy Thompson

2024 Annual Report	78