Form 10-Q
period 2025-03-31
UNITED THERAPEUTICS Corp
filed 2025-04-30
CIK 1082554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2025
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☒
The number of shares outstanding of the issuer’s common stock, par value $.01 per share, as of April 23, 2025 was 45,106,623.

2	United Therapeutics, a public benefit corporation

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Consolidated Balance Sheets
(In millions, except share and per share data)

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,899.9	$1,697.2
Marketable investments	1,421.4	1,569.8
Accounts receivable, no allowance for 2025 and 2024	322.0	279.3
Inventories, net	165.4	157.9
Other current assets	131.1	169.7
Total current assets	3,939.8	3,873.9
Marketable investments	1,710.7	1,475.3
Goodwill and other intangible assets, net	111.7	111.9
Property, plant, and equipment, net	1,302.7	1,222.4
Deferred tax assets, net	456.6	458.4
Other non-current assets	222.4	222.1
Total assets	$7,743.9	$7,364.0
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$367.0	$344.5
Line of credit	200.0	300.0
Other current liabilities	154.5	93.6
Total current liabilities	721.5	738.1
Other non-current liabilities	215.2	181.9
Total liabilities	936.7	920.0
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01, 10,000,000 shares authorized, no shares issued	—	—
Common stock, par value $.01, 245,000,000 shares authorized, 75,241,141 and 74,997,896 shares issued, and 45,074,551 and 44,831,306 shares outstanding as of March 31, 2025 and December 31, 2024, respectively	0.8	0.8
Additional paid-in capital	2,737.7	2,698.9
Accumulated other comprehensive loss	(1.2)	(3.4)
Treasury stock, 30,166,590 shares as of March 31, 2025 and December 31, 2024, respectively	(3,474.5)	(3,474.5)
Retained earnings	7,544.4	7,222.2
Total stockholders’ equity	6,807.2	6,444.0
Total liabilities and stockholders’ equity	$7,743.9	$7,364.0

See accompanying notes to consolidated financial statements.

Quarterly Report	3

Part I. Financial Information
Consolidated Statements of Operations
(In millions, except per share data)

	Three Months Ended March 31,
	2025	2024
	(Unaudited)
Total revenues	$794.4	$677.7
Operating expenses:
Cost of sales	92.5	72.9
Research and development	149.0	104.1
Selling, general, and administrative	170.1	144.4
Total operating expenses	411.6	321.4
Operating income	382.8	356.3
Interest income	51.1	53.8
Interest expense	(6.1)	(13.3)
Other (expense) income, net	(4.3)	1.8
Total other income, net	40.7	42.3
Income before income taxes	423.5	398.6
Income tax expense	(101.3)	(92.0)
Net income	$322.2	$306.6
Net income per common share:
Basic	$7.18	$6.52
Diluted	$6.63	$6.17
Weighted average number of common shares outstanding:
Basic	44.9	47.0
Diluted	48.6	49.7

See accompanying notes to consolidated financial statements.

4	United Therapeutics, a public benefit corporation

Part I. Financial Information
Consolidated Statements of Comprehensive Income
(In millions)

	Three Months Ended March 31,
	2025	2024
	(Unaudited)
Net income	$322.2	$306.6
Other comprehensive income (loss):
Foreign currency translation loss included in net income	—	2.4
Defined benefit pension plan:
Actuarial loss arising during period, net of tax	(2.8)	(0.5)
Actuarial gain and prior service cost included in net periodic pension cost, net of tax	(0.4)	(1.2)
Total defined benefit pension plan, net of tax	(3.2)	(1.7)
Available-for-sale debt securities:
Unrealized gain (loss) arising during period, net of tax	5.4	(4.6)
Realized loss included in net income, net of tax	—	1.1
Total gain (loss) on available-for-sale debt securities, net of tax	5.4	(3.5)
Other comprehensive income (loss), net of tax	2.2	(2.8)
Comprehensive income	$324.4	$303.8
During the three months ended March 31, 2025 and 2024, the tax (benefit) expense in other comprehensive income was zero and $(0.1) million, respectively, for the defined benefit pension plan and $1.7 million and $(1.2) million, respectively, for the available-for-sale debt securities.

See accompanying notes to consolidated financial statements.

Quarterly Report	5

Part I. Financial Information
Consolidated Statements of Stockholders’ Equity
(In millions)

	Three Months Ended March 31, 2025
	(Unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2025	75.0	$0.8	$2,698.9	$(3.4)	$(3,474.5)	$7,222.2	$6,444.0
Net income	—	—	—	—	—	322.2	322.2
Other comprehensive income, net of tax	—	—	—	2.2	—	—	2.2
Shares issued under employee stock purchase plan (ESPP)	—	—	4.9	—	—	—	4.9
Restricted stock units (RSUs) withheld for taxes	—	—	(15.3)	—	—	—	(15.3)
Common stock issued for RSUs vested	0.1	—	—	—	—	—	—
Exercise of stock options	0.1	—	16.6	—	—	—	16.6
Share-based compensation	—	—	32.6	—	—	—	32.6
Balance, March 31, 2025	75.2	$0.8	$2,737.7	$(1.2)	$(3,474.5)	$7,544.4	$6,807.2

	Three Months Ended March 31, 2024
	(Unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2024	73.7	$0.7	$2,549.0	$(12.8)	$(2,579.2)	$6,027.1	$5,984.8
Net income	—	—	—	—	—	306.6	306.6
Other comprehensive loss, net of tax	—	—	—	(2.8)	—	—	(2.8)
Shares issued under ESPP	—	—	3.9	—	—	—	3.9
RSUs withheld for taxes	—	—	(11.4)	—	—	—	(11.4)
Share repurchase	—	—	(200.0)	—	(800.0)	—	(1,000.0)
Excise tax on net share repurchase	—	—	—	—	(6.9)	—	(6.9)
Common stock issued for RSUs vested	0.1	—	—	—	—	—	—
Exercise of stock options	0.3	—	42.2	—	—	—	42.2
Share-based compensation	—	—	21.7	—	—	—	21.7
Balance, March 31, 2024	74.1	$0.7	$2,405.4	$(15.6)	$(3,386.1)	$6,333.7	$5,338.1

See accompanying notes to consolidated financial statements.

6	United Therapeutics, a public benefit corporation

Part I. Financial Information
Consolidated Statements of Cash Flows
(In millions)

	Three Months Ended March 31,
	2025	2024
	(Unaudited)
Cash flows from operating activities:
Net income	$322.2	$306.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19.8	15.0
Share-based compensation expense	31.8	25.6
Other	9.4	(10.5)
Changes in operating assets and liabilities:
Accounts receivable	(42.7)	(28.3)
Inventories	(11.2)	(9.3)
Accounts payable and accrued expenses	(2.6)	1.9
Other assets and liabilities	134.5	75.5
Net cash provided by operating activities	461.2	376.5
Cash flows from investing activities:
Purchases of property, plant, and equipment	(74.9)	(38.2)
Deposits	(9.2)	(4.3)
Purchases of available-for-sale debt securities	(692.3)	(529.3)
Maturities of available-for-sale debt securities	611.7	475.3
Sales of available-for-sale debt securities	—	831.8
Net cash (used in) provided by investing activities	(164.7)	735.3
Cash flows from financing activities:
Payments to repurchase common stock	—	(1,000.0)
Repayment of line of credit	(100.0)	(100.0)
Payments of debt issuance costs	—	(2.7)
Proceeds from the exercise of stock options	16.6	42.2
Proceeds from the issuance of stock under ESPP	4.9	3.9
RSUs withheld for taxes	(15.3)	(11.4)
Net cash used in financing activities	(93.8)	(1,068.0)
Net increase in cash and cash equivalents	$202.7	$43.8
Cash and cash equivalents, beginning of period	1,697.2	1,207.7
Cash and cash equivalents, end of period	$1,899.9	$1,251.5
Supplemental cash flow information:
Cash paid for interest	$5.4	$12.6
Cash paid for income taxes	$0.5	$4.7
Non-cash investing and financing activities:
Non-cash additions to property, plant, and equipment	$47.2	$23.6
Measurement period adjustment to purchase price	$—	$1.4
Excise tax on net share repurchase	$—	$6.9

See accompanying notes to consolidated financial statements.

Quarterly Report	7

Part I. Financial Information
Notes to Consolidated Financial Statements
March 31, 2025 (Unaudited)
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
2. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all of the information required by U.S. generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the accompanying notes to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 26, 2025.
In our management’s opinion, the accompanying consolidated financial statements contain all adjustments, including normal, recurring adjustments, necessary to fairly present our financial position as of March 31, 2025 and December 31, 2024, and our statements of operations, comprehensive income, stockholders’ equity, and cash flows for the three-month periods ended March 31, 2025 and 2024. Interim results are not necessarily indicative of results for an entire year. Certain prior year amounts have been reclassified to conform to the current year presentation. In the consolidated balance sheets, we reclassified the prior year amount within share tracking awards plan to other current liabilities to conform with the current period presentation.
Recently Issued Accounting Standards
Accounting Standards Adopted During the Period
None.
Accounting Standards Not Yet Adopted
In December 2023, the FASB issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, enhancing the required disclosures primarily related to the annual income tax rate reconciliation and income taxes paid. This ASU requires an entity’s income tax rate reconciliation to provide additional information for reconciling items meeting a quantitative threshold, and to disclose certain selected categories within the income tax rate reconciliation. This ASU also requires entities to disclose the amount of income taxes paid, disaggregated by federal, state, and foreign taxes. This ASU is effective for the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The adoption of ASU 2023-09 will expand our income tax disclosures, but will have no impact on reported income tax expense or related tax assets or liabilities.
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
3. Investments
Marketable Investments
Available-for-Sale Debt Securities
Available-for-sale debt securities are recorded at fair value, with the portion of the unrealized gains and losses that are not credit-related included as a component of accumulated other comprehensive loss in stockholders’ equity, until realized. Available-for-sale debt securities consisted of the following (in millions):

As of March 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency securities	$2,681.0	$6.8	$(1.1)	$2,686.7
Corporate debt securities	586.8	2.5	(0.1)	589.2
Total	$3,267.8	$9.3	$(1.2)	$3,275.9

Reported under the following captions in our consolidated balance sheets:
Cash and cash equivalents	$162.4
Current marketable investments	1,402.8
Non-current marketable investments	1,710.7
Total	$3,275.9

As of December 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency securities	$2,473.7	$3.1	$(3.5)	$2,473.3
Corporate debt securities	568.0	1.9	(0.5)	569.4
Total	$3,041.7	$5.0	$(4.0)	$3,042.7

Reported under the following captions in our consolidated balance sheets:
Cash and cash equivalents	$21.5
Current marketable investments	1,545.9
Non-current marketable investments	1,475.3
Total	$3,042.7

The following tables present gross unrealized losses and fair value for those available-for-sale debt securities that were in an unrealized loss position as of March 31, 2025 and December 31, 2024, aggregated by investment category and length of time that the individual securities have been in a continuous loss position (in millions):

	Less than 12 months		12 months or longer		Total
As of March 31, 2025	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency securities	$708.6	$(1.0)	$146.5	$(0.1)	$855.1	$(1.1)
Corporate debt securities	48.9	(0.1)	22.0	—	70.9	(0.1)
Total	$757.5	$(1.1)	$168.5	$(0.1)	$926.0	$(1.2)

	Less than 12 months		12 months or longer		Total
As of December 31, 2024	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency securities	$947.3	$(3.3)	$341.1	$(0.2)	$1,288.4	$(3.5)
Corporate debt securities	75.0	(0.2)	82.0	(0.3)	157.0	(0.5)
Total	$1,022.3	$(3.5)	$423.1	$(0.5)	$1,445.4	$(4.0)

Quarterly Report	9

Part I. Financial Information
As of March 31, 2025 and December 31, 2024, we held 181 and 227 available-for-sale debt securities, respectively, that were in an unrealized loss position. In assessing whether the decline in fair value as of March 31, 2025 of any of these securities resulted from a credit loss, we consulted with our investment managers and reviewed the credit ratings for each security. We believe that these unrealized losses are a direct result of the current interest rate environment and do not represent an indication of credit loss. We do not intend to sell the investments in unrealized loss positions prior to their maturity and it is not more likely than not that we will be required to sell these investments before recovery of their amortized cost basis. There were no impairments due to credit loss on our available-for-sale debt securities during the three months ended March 31, 2025 and 2024.
During the first quarter of 2024, we sold certain available-for-sale debt securities prior to maturity to fund the repurchase of our common stock. See Note 9—Stockholders’ Equity—Share Repurchase for further information. As a result of the sale, we received $831.8 million in proceeds and recognized gross realized gains of $0.4 million and gross realized losses of $1.8 million. The net realized loss of $1.4 million is included in other (expense) income, net in our consolidated statements of operations.
The following table summarizes the contractual maturities of available-for-sale debt securities (in millions). Actual maturities may differ from contractual maturities because the issuers of certain of these debt securities have the right to call the securities or prepay their obligations under the securities with or without penalties.

	As of March 31, 2025
	Amortized Cost	Fair Value
Due within one year	$1,564.5	$1,565.2
Due in one to three years	1,703.3	1,710.7
Total	$3,267.8	$3,275.9
Investments in Equity Securities with Readily Determinable Fair Values
We held investments in equity securities with readily determinable fair values, in the aggregate, of $18.6 million and $23.9 million as of March 31, 2025 and December 31, 2024, respectively, which are included in current marketable investments in our consolidated balance sheets. Changes in the fair value of publicly-traded equity securities are recorded in our consolidated statements of operations within other (expense) income, net. See Note 4—Fair Value Measurements.
Investments in Privately-Held Companies
As of March 31, 2025 and December 31, 2024, we maintained non-controlling equity investments in privately-held companies of $59.0 million in the aggregate. We measure these investments using the measurement alternative because the fair values of these investments are not readily determinable. Under this alternative, the investments are measured at cost, less any impairment, and adjusted for any observable price changes. We include our investments in privately-held companies within other non-current assets in our consolidated balance sheets. These investments are subject to a periodic impairment review and, if impaired, the investment is measured and recorded at fair value in accordance with ASC 820, Fair Value Measurements.
4. Fair Value Measurements
We account for certain assets and liabilities at fair value and classify these assets and liabilities within the fair value hierarchy (Level 1, Level 2, or Level 3). Our other current assets and other current liabilities have fair values that approximate their carrying values.

10	United Therapeutics, a public benefit corporation

Part I. Financial Information
Assets and liabilities subject to fair value measurements are as follows (in millions):

	As of March 31, 2025
	Level 1	Level 2	Level 3	Balance
Assets
Money market funds(1)	$836.5	$—	$—	$836.5
Time deposits(1)	196.9	—	—	196.9
U.S. government and agency securities(2)	—	2,686.7	—	2,686.7
Corporate debt securities(2)	—	589.2	—	589.2
Equity securities(3)	18.6	—	—	18.6
Total assets	$1,052.0	$3,275.9	$—	$4,327.9
Liabilities
Contingent consideration(4)	—	—	28.8	28.8
Total liabilities	$—	$—	$28.8	$28.8

	As of December 31, 2024
	Level 1	Level 2	Level 3	Balance
Assets
Money market funds(1)	$649.8	$—	$—	$649.8
Time deposits(1)	155.9	—	—	155.9
U.S. government and agency securities(2)	—	2,473.3	—	2,473.3
Corporate debt securities(2)	—	569.4	—	569.4
Equity securities(3)	23.9	—	—	23.9
Total assets	$829.6	$3,042.7	$—	$3,872.3
Liabilities
Contingent consideration(4)	—	—	24.7	24.7
Total liabilities	$—	$—	$24.7	$24.7
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
(3)Included in current marketable investments in our consolidated balance sheets. The fair value of these securities is based on quoted market prices for identical instruments in active markets. During the three months ended March 31, 2025, and March 31, 2024 we recognized $5.3 million of net unrealized losses and $5.6 million of net unrealized gains, respectively, on these securities. We recorded these gains and losses in our consolidated statements of operations within other (expense) income, net. See Note 3—Investments—Marketable Investments—Investments in Equity Securities with Readily Determinable Fair Values.
(4)Included in other current liabilities and other non-current liabilities in our consolidated balance sheets. The fair value of our contingent consideration obligations is estimated using probability-weighted discounted cash flow models (DCFs). The DCFs incorporate Level 3 inputs, including estimated discount rates, that we believe market participants would consider relevant in pricing and the projected timing and amount of cash flows, which are estimated and developed, in part, based on the requirements specific to each acquisition agreement. The fair value of our contingent consideration liabilities increased by $4.1 million during the period from December 31, 2024 to March 31, 2025. The loss was recorded within research and development in our consolidated statements of operations.
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

Part I. Financial Information
5. Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value and consist of the following, net of reserves (in millions):

	March 31, 2025	December 31, 2024
Raw materials	$34.1	$28.6
Work-in-progress	34.3	34.3
Finished goods	97.0	95.0
Total inventories	$165.4	$157.9
6. Property, Plant, and Equipment
Property, plant, and equipment consists of the following (in millions):

	March 31, 2025	December 31, 2024
Land and land improvements	$192.5	$181.9
Buildings, building improvements, and leasehold improvements	869.3	863.8
Buildings under construction	276.8	218.2
Furniture, equipment, and vehicles	474.8	449.7
Subtotal	1,813.4	1,713.6
Less—accumulated depreciation	(510.7)	(491.2)
Property, plant, and equipment, net	$1,302.7	$1,222.4
Depreciation expense for the three months ended March 31, 2025 and 2024 was $19.6 million and $14.8 million, respectively.
7. Debt
2025 Credit Agreement
In April 2025, we entered into a credit agreement (the 2025 Credit Agreement) with Wells Fargo Bank, National Association (Wells Fargo) as administrative agent and a swingline lender, and various other lender parties, which provides for an unsecured revolving credit facility of up to $2.5 billion (which facility may, at our request, be increased by up to $750 million in the aggregate subject to obtaining commitments from existing or new lenders for such increase and other conditions). The facility will mature on April 25, 2030, subject to the lenders’ ability to extend the maturity date by one year if we request such an extension in accordance with the terms of the 2025 Credit Agreement, up to a maximum of two such extensions.
At our option, amounts borrowed under the 2025 Credit Agreement bear interest at either an adjusted Term Secured Overnight Finance Rate (Term SOFR) or a fluctuating base rate, in each case, plus an applicable margin determined on a quarterly basis based on our consolidated ratio of total indebtedness to EBITDA (as calculated in accordance with the 2025 Credit Agreement). To date, we have elected to calculate interest on the outstanding balance at an adjusted Term SOFR plus an applicable margin.
On April 25, 2025, we borrowed $200.0 million under the 2025 Credit Agreement, and used the funds to repay outstanding indebtedness under the 2022 Credit Agreement, as discussed below under the 2022 Credit Agreement.
The aggregate balance of $200.0 million under our 2025 Credit Agreement remained outstanding as of April 30, 2025.
The 2025 Credit Agreement contains customary events of default and customary affirmative and negative covenants. As of April 30, 2025, we were in compliance with these covenants.
2022 Credit Agreement
In March 2022, we entered into a credit agreement (the 2022 Credit Agreement) with Wells Fargo, as administrative agent and a swingline lender, and various other lender parties, providing for: (1) an unsecured revolving credit facility of up to $1.2 billion; and (2) a second unsecured revolving credit facility of up to $800.0 million.
As of December 31, 2024, our outstanding aggregate principal balance under the 2022 Credit Agreement was $300.0 million. During the three months ended March 31, 2025, we paid down $100.0 million of our balance under the 2022 Credit Agreement, which brought our aggregate outstanding balance down to $200.0 million as of March 31, 2025. We classified all

12	United Therapeutics, a public benefit corporation

Part I. Financial Information
$200.0 million of the outstanding balance as a current liability in our consolidated balance sheet as of March 31, 2025, as we intended to repay this amount within one year.
On April 25, 2025, we terminated the 2022 Credit Agreement and entered into the 2025 Credit Agreement. We repaid in full all our obligations under the 2022 Credit Agreement in connection with the termination of the 2022 Credit Agreement and our entry into the 2025 Credit Agreement. There were no penalties associated with the early termination of the 2022 Credit Agreement.
The 2022 Credit Agreement contained customary events of default and customary affirmative and negative covenants. As of March 31, 2025, we were in compliance with these covenants.
The interest expense reported in our consolidated statements of operations for the three months ended March 31, 2025 and 2024 relates to our borrowings under the 2022 Credit Agreement.
8. Share-Based Compensation
As of March 31, 2025, we have one shareholder-approved equity incentive plan: the United Therapeutics Corporation Amended and Restated 2015 Stock Incentive Plan (the 2015 Plan). The 2015 Plan provides for the issuance of up to 13,820,000 shares of our common stock pursuant to awards granted under the 2015 Plan. We also have one equity incentive plan, the United Therapeutics Corporation 2019 Inducement Stock Incentive Plan (the 2019 Inducement Plan), that has not been approved by our shareholders, as permitted by the Nasdaq Stock Market rules. The 2019 Inducement Plan was approved by our Board of Directors in February 2019 and provides for the issuance of up to 99,000 shares of our common stock under awards granted to newly-hired employees. Currently, we grant equity-based awards to employees and members of our Board of Directors in the form of stock options and restricted stock units (RSUs) under the 2015 Plan, and we may grant RSUs to newly-hired employees under the 2019 Inducement Plan. See the sections entitled Stock Options and RSUs below for additional information regarding these equity-based awards.
During the three months ended March 31, 2025 and 2024, we issued stock options and RSUs to certain executives with vesting conditions tied to the achievement of specified performance criteria through the end of 2027 and 2026, respectively. Additionally, during the three months ended March 31, 2025 we issued RSUs to certain employees with vesting conditions tied to the achievement of specified performance criteria through the end of 2026 and 2028. Throughout the performance period, we reassess the estimated performance and update the number of performance-based awards that we believe will ultimately vest. Estimating future performance requires the use of judgment. Upon the conclusion of the performance period, the performance level achieved and the ultimate number of stock options and RSUs that may vest are determined. Share-based compensation expense for these awards is recorded ratably over their vesting period, depending on the specific terms of the award and anticipated achievement of the specified performance criteria.
We previously issued awards under the United Therapeutics Corporation 2011 Share Tracking Awards Plan (the STAP). We discontinued the issuance of STAP awards in June 2015 and all remaining outstanding STAP awards were exercised during the three months ended March 31, 2025. See the section entitled STAP Awards below for additional information regarding STAP awards.
In 2012, our shareholders approved the United Therapeutics Corporation Employee Stock Purchase Plan (ESPP), which is structured to comply with Section 423 of the Internal Revenue Code. See the section entitled ESPP below for additional information regarding the ESPP.
The following table reflects the components of share-based compensation expense recognized in our consolidated statements of operations (in millions):

	Three Months Ended March 31,
	2025	2024
Stock options	$8.5	$5.7
RSUs	23.4	15.5
STAP awards	(0.8)	3.9
ESPP	0.7	0.5
Total share-based compensation expense before tax	$31.8	$25.6
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

Quarterly Report	13

Part I. Financial Information
During the three months ended March 31, 2025 and 2024, in addition to time-based stock options, we granted 0.3 million and 0.5 million performance-based stock options with a total grant date fair value of $38.0 million and $50.2 million, respectively, in each case calculated based on the assumed achievement of maximum performance of the relevant financial performance condition. During the three months ended March 31, 2025 and 2024 we recorded $7.7 million and $4.8 million, respectively, of share-based compensation expense, respectively, related to performance-based stock options, calculated based on the assumed levels of performance achievement.
The following weighted average assumptions were used in estimating the fair value of stock options granted to employees during the three months ended March 31, 2025 and 2024:

	March 31, 2025	March 31, 2024
Expected term of awards (in years)	5.0	6.5
Expected volatility	32.2%	31.6%
Risk-free interest rate	4.1%	4.3%
Expected dividend yield	0.0%	0.0%
A summary of the activity and status of stock options under our equity incentive plans during the three-month period ended March 31, 2025 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2025	5,571,545	$148.62
Granted	353,966	307.24
Exercised	(131,474)	126.91
Forfeited	—	—
Outstanding as of March 31, 2025	5,794,037	$158.80	3.6	$866.5
Exercisable as of March 31, 2025	4,476,271	$131.81	2.2	$789.9
Unvested as of March 31, 2025	1,317,766	$250.48	8.1	$76.6
The weighted average fair value of a stock option granted during each of the three-month periods ended March 31, 2025 and March 31, 2024 was $110.11 and $97.18, respectively. These stock options have an aggregate grant date fair value of $39.0 million and $51.9 million, respectively. The total grant date fair value of stock options that vested during the three-month periods ended March 31, 2025 and March 31, 2024 was $1.2 million and $0.9 million, respectively.
Total share-based compensation expense related to stock options is recorded as follows (in millions):

	Three Months Ended March 31,
	2025	2024
Cost of sales	$—	$—
Research and development	0.1	0.1
Selling, general, and administrative	8.4	5.6
Share-based compensation expense before taxes	8.5	5.7
Related income tax benefit	(0.2)	(0.2)
Share-based compensation expense, net of taxes	$8.3	$5.5
As of March 31, 2025, unrecognized compensation cost related to stock options was $84.4 million. Unvested outstanding stock options as of March 31, 2025 had a weighted average remaining vesting period of 2.3 years.
Stock option exercise data is summarized below (dollars in millions):

	Three Months Ended March 31,
	2025	2024
Number of options exercised	131,474	327,267
Cash received	$16.6	$42.2
Total intrinsic value of options exercised	$29.1	$35.7

14	United Therapeutics, a public benefit corporation

Part I. Financial Information
RSUs
Each RSU entitles the recipient to one share of our common stock upon vesting. We measure the fair value of RSUs using the stock price on the date of grant. Share-based compensation expense for RSUs is recorded ratably over their vesting period.
During the three-months periods ended March 31, 2025 and 2024, in addition to time-based RSUs, we granted 0.1 million and 0.2 million performance-based RSUs to certain executives with a total grant date fair value of $38.0 million and $47.5 million, respectively, calculated based on the assumed achievement of maximum performance of the relevant financial and non-financial performance conditions. Additionally, during the three months ended March 31, 2025, in addition to time-based RSUs, we granted 0.1 million performance-based RSUs to certain employees with a total grant date fair value of $29.3 million, calculated based on the assumed achievement of maximum performance of the relevant financial and non-financial performance conditions. During the three months ended March 31, 2025 and 2024, we recorded $8.3 million and $2.1 million, respectively, of share-based compensation expense related to performance-based RSUs, calculated based on the assumed levels of performance achievement.
A summary of the activity with respect to, and status of, RSUs during the three-month period ended March 31, 2025 is presented below:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2025	1,219,654	$225.40
Granted	364,948	325.72
Vested	(143,012)	212.66
Forfeited	(4,113)	263.17
Unvested as of March 31, 2025	1,437,477	$252.03
Total share-based compensation expense related to RSUs is recorded as follows (in millions):

	Three Months Ended March 31,
	2025	2024
Cost of sales	$1.0	$0.9
Research and development	6.7	5.6
Selling, general, and administrative	15.7	9.0
Share-based compensation expense before taxes	23.4	15.5
Related income tax benefit	(3.8)	(3.3)
Share-based compensation expense, net of taxes	$19.6	$12.2
As of March 31, 2025, unrecognized compensation cost related to the grant of RSUs was $236.1 million. Unvested outstanding RSUs as of March 31, 2025 had a weighted average remaining vesting period of 2.6 years.
STAP Awards
STAP awards conveyed the right to receive in cash an amount equal to the appreciation of our common stock, which was measured as the increase in the closing price of our common stock between the dates of grant and exercise. STAP awards expired on the tenth anniversary of the grant date, and in most cases, they vested in equal increments on each anniversary of the grant date over a four-year period. We discontinued the issuance of STAP awards in June 2015 and all remaining outstanding STAP awards were exercised during the three months ended March 31, 2025.
The aggregate liability balance associated with outstanding STAP awards was zero and $11.0 million as of March 31, 2025 and December 31, 2024, respectively, all of which was classified as a current liability in our consolidated balance sheets.

Quarterly Report	15

Part I. Financial Information
Share-based compensation (benefit) expense recognized in connection with STAP awards is as follows (in millions):

	Three Months Ended March 31,
	2025	2024
Cost of sales	$(0.1)	$0.2
Research and development	(0.2)	0.5
Selling, general, and administrative	(0.5)	3.2
Share-based compensation (benefit) expense before taxes	(0.8)	3.9
Related income tax expense (benefit)	0.2	(0.8)
Share-based compensation (benefit) expense, net of taxes	$(0.6)	$3.1
Cash paid to settle STAP awards exercised during the three-month periods ended March 31, 2025 and March 31, 2024 was $10.2 million and $10.1 million, respectively.
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
The components of basic and diluted earnings per common share comprised the following (in millions, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net income	$322.2	$306.6
Denominator:
Weighted average outstanding shares — basic	44.9	47.0
Effect of dilutive securities(1):
Stock options, RSUs, and ESPP(2)	3.7	2.7
Weighted average shares — diluted(2)	48.6	49.7
Net income per common share:
Basic	$7.18	$6.52
Diluted	$6.63	$6.17

Stock options and RSUs excluded from calculation(2)	0.1	0.7
(1)Calculated using the treasury stock method.
(2)The common shares underlying certain stock options and RSUs have been excluded from the computation of diluted earnings per share because their impact would be anti-dilutive.

16	United Therapeutics, a public benefit corporation

Part I. Financial Information
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
The initial repurchase of our common stock and final settlement of each tranche was treated as a reduction of the outstanding shares used to calculate the weighted average common stock outstanding for basic and diluted earnings per common share. The initial repurchase of our common stock under each tranche was accounted for as a reduction to stockholders’ equity in our consolidated balance sheets. The final settlement of the transactions under the ASR agreement was accounted for as an unsettled forward contract indexed to our common stock until the final settlement occurred. The forward contract related to the first and second tranche was equity classified, in accordance with ASC 815, Derivatives and Hedging, through final settlement. As of March 31, 2025, a liability of $5.0 million was recorded for an excise tax imposed under the Inflation Reduction Act as a result of our repurchase of shares under the ASR agreement.
10. Income Taxes
Our effective income tax rate (ETR) for the three months ended March 31, 2025 and 2024 was 24 percent and 23 percent, respectively. Our ETR for the three months ended March 31, 2025 increased compared to our ETR for the three months ended March 31, 2024 primarily due to decreased excess tax benefits from share-based compensation.
We record interest and penalties related to uncertain tax positions as a component of income tax expense. As of March 31, 2025 and December 31, 2024, our unrecognized tax benefits, including related interest, were approximately $23.2 million and $20.6 million, respectively. The total amount of unrecognized tax benefits relating to our tax positions as of March 31, 2025 is subject to change based on future events and it is reasonably possible that the balance could change significantly over the next 12 months. Given the uncertainty of future events, we are unable to reasonably estimate the range of possible adjustments to our unrecognized tax benefits.
11. Segment Information
Our Chief Executive Officer, as our chief operating decision maker (CODM), manages our company as a single operating and reporting segment at the consolidated level. Our operating segment focuses on the development and commercialization of products to address the unmet needs of patients with chronic and life-threatening conditions. The accounting policies of our one operating segment are the same as those described in Note 2—Summary of Significant Accounting Policies to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 26, 2025.
Our CODM is regularly provided with revenue and expense forecasts, including product development plans, to manage the operations of our operating segment. Our CODM compares forecasted to actual results for net income when assessing performance and allocating resources across the operating segment. Significant segment expenses are presented as operating expenses in our consolidated statements of operations.
The measure of the operating segment’s assets is reported in our consolidated balance sheets as total assets.

Quarterly Report	17

Part I. Financial Information
Total revenues, cost of sales, and gross profit (loss) for each of our commercial products and other were as follows (in millions):

	Three Months Ended March 31,
2025	Tyvaso DPI(1)	Nebulized Tyvaso(1)	Remodulin(2)	Orenitram	Unituxin	Adcirca	Other	Total
Total revenues	$302.5	$163.8	$138.2	$120.7	$58.2	$6.0	$5.0	$794.4
Cost of sales	48.1	8.5	13.8	8.3	5.2	2.6	6.0	92.5
Gross profit (loss)	$254.4	$155.3	$124.4	$112.4	$53.0	$3.4	$(1.0)	$701.9

2024
Total revenues	$227.5	$145.0	$128.0	$106.2	$58.4	$6.4	$6.2	$677.7
Cost of sales	33.3	8.9	7.9	9.2	3.6	2.6	7.4	72.9
Gross profit (loss)	$194.2	$136.1	$120.1	$97.0	$54.8	$3.8	$(1.2)	$604.8
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
Geographic revenues are determined based on the country in which our customers (distributors) are located. Total revenues from external customers in the United States and rest-of-world (ROW) for each of our commercial products were as follows (in millions):

	Three Months Ended March 31,
	2025			2024
	U.S.	ROW	Total	U.S.	ROW	Total
Net product sales:
Tyvaso DPI(1)	$302.5	$—	$302.5	$227.5	$—	$227.5
Nebulized Tyvaso(1)	138.6	25.2	163.8	133.7	11.3	145.0
Total Tyvaso	441.1	25.2	466.3	361.2	11.3	372.5
Remodulin(2)	120.2	18.0	138.2	108.3	19.7	128.0
Orenitram	120.7	—	120.7	106.2	—	106.2
Unituxin	56.9	1.3	58.2	53.4	5.0	58.4
Adcirca	6.0	—	6.0	6.4	—	6.4
Other	4.7	0.3	5.0	6.0	0.2	6.2
Total revenues	$749.6	$44.8	$794.4	$641.5	$36.2	$677.7
(1) Net product sales include both the drug product and the respective inhalation device.
(2) Net product sales include sales of infusion devices, including the Remunity Pump.
We recorded revenue from two distributors in the United States that exceeded ten percent of total revenues. Revenue from these two distributors as a percentage of total revenues is as follows:

	Three Months Ended March 31,
	2025	2024
Distributor 1	52%	51%
Distributor 2	34%	34%
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

18	United Therapeutics, a public benefit corporation

Part I. Financial Information
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
The court granted Sandoz’s motion for summary judgment with respect to Sandoz’s breach of contract claim. RareGen has no claim for breach of contract and, as a result, has no remaining claims in the litigation. The issue of what, if any, damages Sandoz is entitled to based on the court’s decision on the contract claim went to trial on April 29, 2024, and the court heard closing arguments on June 4, 2024. The trial was limited to determining the amount of damages under the breach of contract claim. The court issued an opinion on September 6, 2024, but did not determine the amount of damages with specificity. The court directed the parties to confer about the amount of damages based on the opinion and submit a proposed judgment with an amount of damages based on the factual findings in the opinion. On October 7, 2024, the parties submitted to the court their respective positions on damages. On November 1, 2024, the court entered a final judgment in favor of Sandoz, ordering us to pay to Sandoz (a) approximately $61.6 million in damages; (b) prejudgment interest in the amount of approximately $9.0 million; and (c) post-judgment interest. All parties have appealed the final judgment, including the court’s March 30, 2022 summary judgment decision.
We accrued a liability of $71.1 million during 2024, and an additional $0.7 million through the first quarter of 2025, reflecting, in the aggregate, the damages and pre-judgment interest amounts awarded in the final judgment, as well as post-judgment interest accrued through March 31, 2025. We currently do not expect that the amount of any loss in excess of these accruals would be material to our financial results; however, the amount ultimately payable, if any, could be higher or lower than this amount depending on the amount of post judgment interest, and the outcome of appeals. We recorded this liability within other non-current liabilities in our consolidated balance sheets.
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

Quarterly Report	19

Part I. Financial Information
case against Liquidia and Dr. Roscigno in North Carolina state court on May 9, 2024, and filed a complaint in this case including a claim for breach of contract on May 29, 2024.
On April 21, 2025, Liquidia filed a lawsuit against us in the U.S. District Court for the Middle District of North Carolina, alleging that Tyvaso DPI infringes U.S. Patent No. 10,898,494. This patent’s claims are directed to the treatment of pulmonary hypertension by administering specified amounts of treprostinil via a dry powder inhaler in a specified number of breaths. The patent expires May 5, 2037. Liquidia seeks damages and attorneys’ fees.
We plan to continue to vigorously enforce our intellectual property rights related to Tyvaso DPI and nebulized Tyvaso. In addition, we intend to vigorously defend ourselves against the claims made by Liquidia in its patent infringement lawsuit against us, which we believe is without merit.
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
On August 21, 2024, Liquidia filed an action against the FDA in the U.S. District Court for the District of Columbia challenging the FDA’s decisions to award us exclusivity and to withhold final approval for Yutrepia until that exclusivity has expired. We intervened, and the parties briefed and argued cross-motions for summary judgment and preliminary injunction. On February 27, 2025, the court issued a decision affirming the FDA’s award of exclusivity.
We also asserted a cross-claim against the FDA for improperly permitting Liquidia to pursue a PH-ILD indication in an amendment rather than a new NDA. This cross-claim is substantively identical to the claim we asserted against FDA in the action described above that we dismissed. We filed a motion for summary judgment on that cross-claim on January 17, 2025.
On April 17, 2025, we filed a motion for preliminary injunction on our cross-claim related to the PH-ILD indication that the FDA allowed Liquidia to pursue in an NDA amendment.
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

20	United Therapeutics, a public benefit corporation

Part I. Financial Information
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

Part I. Financial Information
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024 (the 2024 Annual Report), and our consolidated financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q. All statements in this filing are made as of the date this Quarterly Report on Form 10-Q is filed with the U.S. Securities and Exchange Commission (SEC). We undertake no obligation to publicly update or revise these statements, whether as a result of new information, future events or otherwise.
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
•The timing and outcome of ongoing litigation, including the lawsuit filed against us by Sandoz, Inc. (Sandoz) and Liquidia PAH, LLC (formerly known as RareGen, LLC) (RareGen); our patent and trade secret litigation with Liquidia Technologies, Inc. (Liquidia) related to its new drug application (NDA) for Yutrepia; Liquidia’s patent lawsuit against us related to Tyvaso DPI; our cross-claims against the FDA related to Liquidia’s efforts to add an indication for PH-ILD to the NDA for Yutrepia; and our litigation with Humana Inc., United Healthcare Services, Inc., MSP Recovery Claims, Series LLC, and related entities;
•The impact of competing therapies on sales of our commercial products, including the impact of generic versions of Remodulin; established therapies such as Uptravi®; and therapies such as Merck’s recently-approved Winrevair™ and Liquidia’s Yutrepia, if it is approved by the FDA;
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
We caution you that these statements are not guarantees of future performance and are subject to numerous evolving risks and uncertainties that we may not be able to accurately predict or assess, and that may cause our actual results to differ materially from anticipated results, including the risks and uncertainties we describe in Part II, Item 1A—Risk Factors of this Quarterly Report on Form 10-Q and risks and uncertainties described in other cautionary statements, cautionary language, and risk factors set forth in our other filings with the SEC.

22	United Therapeutics, a public benefit corporation

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
•Remodulin, a continuously-infused formulation of treprostinil, approved by the FDA for subcutaneous and intravenous delivery to diminish symptoms associated with exercise in patients with PAH. Remodulin has also been approved in various countries outside of the United States. In February 2021, we launched U.S. sales of the Remunity Pump, a next-generation subcutaneous infusion system for Remodulin developed under an exclusive development and license agreement with DEKA Research & Development Corp. (DEKA). In January 2025, DEKA obtained FDA clearance of a new version of the Remunity Pump, which is intended to improve the patient experience by making the pump easier to use and will be offered only as a patient-filled device. We plan to launch this new system, called RemunityPRO™, later this year.
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
Revenues
Our total revenues consist primarily of sales of the commercial products noted above, including the delivery devices (in the case of Tyvaso DPI, nebulized Tyvaso, and Remodulin). We have entered into separate, non-exclusive distribution agreements with Accredo Health Group, Inc. and its affiliates (Accredo) and Caremark, L.L.C. (CVS Specialty) to distribute Tyvaso DPI, nebulized Tyvaso, Remodulin, the Remunity Pump, and Orenitram in the United States, and we have entered into an exclusive distribution agreement with ASD Specialty Healthcare, Inc., an affiliate of Cencora, Inc. (formerly known as AmerisourceBergen Corporation), to distribute Unituxin in the United States. We also sell nebulized Tyvaso, Remodulin, and Unituxin to distributors internationally. We sell Adcirca through the pharmaceutical wholesale network of Eli Lilly and Company (Lilly). To the extent we have increased the price of any of these products, increases have typically been in the single-digit percentages per year, except for Adcirca, the price of which is set solely by Lilly. We also derive revenues from the sale of commercial ex vivo lung perfusion services, which are presented under Other within Note 11—Segment Information to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
We settled litigation with Sandoz related to its abbreviated new drug application (ANDA) seeking FDA approval to market a generic version of Remodulin, and in March 2019, Sandoz announced the availability of its generic product in the United States. We have also entered into similar settlement agreements with other generic companies, some of which have also launched sales of generic versions of Remodulin. Through March 31, 2025, we have seen limited erosion of Remodulin sales as a result of generic treprostinil competition in the United States. We are currently engaged in litigation with Sandoz and its marketing partner, RareGen (now a subsidiary of Liquidia Corporation, the parent company of Liquidia), related to the infusion devices used to administer Remodulin subcutaneously. We understand that generic treprostinil was initially launched

Quarterly Report	23

Part I. Financial Information
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
Liquidia—Yutrepia
Liquidia has been granted tentative approval by the FDA to market Yutrepia, a dry powder formulation of treprostinil for inhalation, to treat PAH and PH-ILD, following the expiration of our regulatory exclusivity on May 23, 2025. The Yutrepia NDA was submitted under the 505(b)(2) regulatory pathway with nebulized Tyvaso as the reference listed drug. In March 2025, Liquidia announced resubmission and FDA acceptance of the Yutrepia NDA, with a Prescription Drug User Fee Act goal date of May 24, 2025. If and when Liquidia launches commercial sales of Yutrepia, it would compete directly with Tyvaso DPI, nebulized Tyvaso, and our other treprostinil-based products.
We are engaged in litigation with Liquidia concerning a patent covering the treatment of PH-ILD to improve exercise capacity in patients suffering from PH-ILD by inhaling treprostinil at specific dosages (the PH-ILD patent). In addition, Liquidia sued the FDA, challenging the grant of regulatory exclusivity to us through May 23, 2025. We intervened in this lawsuit and contend that the FDA acted improperly by allowing Liquidia to add PH-ILD to its pending NDA for Yutrepia instead of requiring that Liquidia submit an entirely new NDA. The court resolved the exclusivity question in our favor, affirming the FDA’s award of regulatory exclusivity to us, and the court’s decision on the PH-ILD amendment is pending.
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

24	United Therapeutics, a public benefit corporation

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
Share-Based Compensation
Historically, we granted awards under our Share Tracking Awards Plan (the STAP). Issuance of awards under this plan was discontinued in 2015 and all remaining outstanding STAP awards were exercised during the three months ended March 31, 2025. Currently, we grant stock options and restricted stock units under the United Therapeutics Corporation Amended and Restated 2015 Stock Incentive Plan (the 2015 Plan), and restricted stock units under our 2019 Inducement Stock Incentive Plan (the 2019 Inducement Plan). The grant date fair values of stock options and restricted stock units are recognized as share-based compensation expense ratably over their vesting periods.
The fair value of stock options is measured using inputs and assumptions under the Black-Scholes-Merton model. The fair value of restricted stock units is measured using our stock price on the date of grant.
Research and Development
We focus our research and development efforts on the following pipeline programs. We also engage in a variety of additional research and development efforts, including efforts to develop new and improved devices to deliver our current commercial products and other small molecule therapies, some of which are intended for once-daily or as-needed administration, for a variety of pulmonary indications. In addition, we are developing technologies designed to increase the supply of transplantable organs and organ alternatives and improve outcomes for transplant recipients through xenotransplantation, regenerative medicine, bio-artificial organ alternatives, three-dimensional (3D) bioprinting of organ alternatives, and ex vivo lung perfusion.
Select Pipeline Programs

Product	Mode of Administration	Indication	Current Status STUDY NAME	Our Territory
Nebulized Tyvaso (treprostinil)	Inhaled	IPF	Phase 3 TETON 1 and TETON 2 studies	Worldwide
Nebulized Tyvaso (treprostinil)	Inhaled	PPF	Phase 3 TETON PPF study	Worldwide
Ralinepag (IP receptor agonist)	Oral	PAH	Phase 3 ADVANCE OUTCOMES study	Worldwide

Quarterly Report	25

Part I. Financial Information
Nebulized Tyvaso — TETON studies
We are conducting two phase 3 studies of nebulized Tyvaso, called TETON 1 and TETON 2, in patients with idiopathic pulmonary fibrosis (IPF). TETON 1 is being conducted in the United States and Canada, and TETON 2 is being conducted outside the United States and Canada. Enrollment in the TETON 2 study was completed in July 2024 after enrolling a total of 597 patients, and TETON 1 completed enrollment in January 2025 with 598 patients. We are also conducting a phase 3 study of nebulized Tyvaso called TETON PPF for the treatment of progressive pulmonary fibrosis (PPF); we enrolled the first patient in TETON PPF in October 2023. The primary endpoint of each TETON study is the change in absolute forced vital capacity (FVC) from baseline to week 52.
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

26	United Therapeutics, a public benefit corporation

Part I. Financial Information
If approved and launched, we expect ralinepag’s once-daily dosing profile to position it favorably compared with Uptravi (selexipag), which is a twice-daily IP-receptor agonist marketed by Johnson & Johnson for the treatment of PAH. In 2024, Johnson & Johnson reported global sales of Uptravi of over $1.8 billion, including over $1.5 billion in U.S. sales, reflecting a growth rate of approximately 14 percent over 2023.
Assuming the ADVANCE OUTCOMES study is successful, we plan to develop an oral triple-combination therapy consisting of ralinepag, an endothelin receptor antagonist, and a PDE-5 inhibitor.
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
The UThymoKidney™ is a development-stage kidney from a pig with a single gene edit, together with tissue from the pig’s thymus. The pig’s thymus tissue is intended to condition the recipient’s immune system to recognize the UThymoKidney as “self” and reduce the likelihood of rejection. The single gene that is disrupted in the pig is responsible for the synthesis of alpha-gal, a sugar on the surface of cells that can cause immediate rejection of a porcine organ when transplanted into the human body. Because tissues from pigs containing this gene edit do not contain detectable levels of the alpha-gal sugar, we refer to materials derived from this pig as GalSafe®. In December 2020, the GalSafe pig was approved by the FDA for use as human food and as a potential source for biomedical purposes. Meat from GalSafe pigs is currently being provided to individuals with alpha-gal syndrome, an allergy to meat caused by a bite from the lone star tick. This approval marked only the second FDA approval of a gene-edited animal as a source of food, and the first such approval for a mammal.
Johns Hopkins University (JHU), New York University (NYU), the University of Alabama at Birmingham (UAB), and the University of Maryland, Baltimore (UMB) have performed preclinical testing of our porcine xenografts in animal models. In addition, we have worked with NYU and UAB to employ innovative preclinical human models to obtain insights into how xenografts function inside the human body.
In December 2024, we submitted an Investigational New Drug application (IND) to the FDA related to our UKidney product. In January 2025, the FDA cleared this IND, which enables us to commence a clinical trial. This study is expected to enroll an initial cohort of six end-stage renal disease (ESRD) patients, expanding to up to 50 participants, and we intend to use the results of this study to support a Biologics License Application (BLA) with the FDA. This study is designed as a combination phase 1/2/3 trial (sometimes referred to as a “phaseless” study) to evaluate safety and efficacy seamlessly without moving through separate phase 1, phase 2, and phase 3 studies that are typically associated with conventional drug approvals.
Based on recent FDA interactions, we do not intend to conduct further preclinical animal studies of our UThymoKidney and UHeart products, and are preparing to submit INDs for these products with the goal of commencing human clinical studies in the near term.
In February 2024, we inaugurated a clinical-scale, designated pathogen-free (DPF) facility in Virginia and began populating the facility with animals during the first quarter of 2024. We expect this DPF to supply xenografts compliant with FDA current Good Manufacturing Practices (cGMP) for human clinical trials, with a target capacity of up to 125 organs per year. In 2024, we acquired land in Minnesota where we are constructing a second clinical-scale DPF facility for redundancy, and to support breeding of animals for future commercial use. In March 2025, we purchased land in Houston, Texas, where we plan to construct a third clinical-sale DPF facility. While we believe our clinical-scale DPF facilities will also be capable of producing organs for commercial use, we are planning to build additional and potentially larger cGMP DPF facilities for commercial use.

Quarterly Report	27

Part I. Financial Information
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
•First Successful Transplantation of Porcine Thymokidney. In April 2024, surgeons at NYU Langone Health successfully transplanted a UThymoKidney into a living patient under an FDA authorization for compassionate use. The patient was suffering from heart and kidney failure, and received a left ventricular assist device to stabilize heart function prior to the UThymoKidney transplant. The procedure marked the first known transplantation of a thymokidney into a human, the first known transplantation of a gene-edited porcine kidney into a human using only FDA-cleared immunosuppression drugs, and the first known procedure combining the use of a heart pump with a transplanted porcine xenokidney. After 47 days, surgeons electively removed the UThymoKidney and returned the patient to dialysis. According to NYU Langone Health, the UThymoKidney had sustained significant injury from episodes of insufficient blood flow due to reduced blood pressure generated by the heart pump and, on balance, was no longer contributing enough to justify continuing the patient’s immunosuppression regimen. NYU Langone Health noted that a biopsy of the UThymoKidney did not show signs of rejection.
•Second Successful Transplantation of a Porcine Kidney. In November 2024, surgeons at NYU Langone Health successfully transplanted a UKidney into a living patient under an FDA authorization for compassionate use. In March 2025, the patient developed an infection unrelated to the transplant that led to the reduction of immunosuppression drugs and the rejection of the organ. As a result, the UKidney was removed and the patient returned to dialysis. The UKidney performed well for over four months, the longest-ever human use of a xenotransplanted porcine organ.
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
In September 2023, NYU surgeons completed a 61-day study of a UThymoKidney in a brain-dead organ donor maintained on artificial support. At the time, this experiment marked the longest documented case of a xenotransplanted organ functioning in a human body. Publications of the result of this experiment are expected in the near term.

28	United Therapeutics, a public benefit corporation

Part I. Financial Information
Regenerative Medicine, Bio-Artificial Organ Alternatives, and 3D Bioprinting of Organ Alternatives
•Miromatrix. In December 2023, we acquired Miromatrix Medical Inc. (Miromatrix), a company based in Minnesota focused on the development of new technologies for generating manufactured kidneys and liver alternatives composed of human primary cells. The Miromatrix external liver assist product, called miroliverELAP®, uses a decellularized porcine liver matrix that has been seeded with human-derived cells and an extracorporeal blood circuit to maintain liver support in patients experiencing acute liver failure. Miromatrix first used its decellularization technology to successfully develop two acellular products, MiroMesh® and MiroDerm®, which received FDA 510(k) clearance for hernia repair and wound care applications, respectively, and which were later spun off by Miromatrix. In October 2024, Miromatrix initiated screening of patients for a phase 1 study of miroliverELAP in patients with acute liver failure, which is the first human clinical trial of a manufactured organ alternative. Miromatrix is also developing miroliver®, a fully implantable manufactured liver alternative product, and mirokidney®, a fully implantable manufactured kidney alternative product, both of which are based on decellularized porcine organ scaffolds that have been reseeded with human-derived cells. Initially the Miromatrix products are intended to be made with cells from a human donor other than the recipient (also called “allogeneic” cells), requiring the use of standard immunosuppression protocols. Future versions may be based on the patient’s own cells (known as “autologous” cells), reducing or eliminating the need for immunosuppression drugs.
•ULobe™. The ULobe is a development-stage engineered lung lobe alternative made using a porcine lung scaffold that is decellularized and then re-cellularized with allogeneic cells. In 2023, our Regenerative Medicine Laboratory in Research Triangle Park, North Carolina (RTP) produced 450 decellularized lung scaffolds, 220 recellularized lungs, and 1.7 trillion human cells for use in recellularization.
•ULung™. The ULung is a development-stage engineered lung alternative composed of a 3D printed lung scaffold cellularized with either allogeneic or autologous human lung cells, with the goal of reducing or eliminating the need for immunosuppression. The lung scaffold used in the ULung is printed using 3D printers being developed in collaboration with 3D Systems, Inc. Our Organ Manufacturing Group, located in Manchester, New Hampshire, has achieved recognition for developing the world’s most complex 3D printed object. Its lung scaffold designs consist of a record 44 trillion voxels that lay out 4,000 kilometers of pulmonary capillaries and 200 million alveoli, which demonstrate gas exchange in preclinical models. Under our agreement with 3D Systems, we also have the exclusive right to develop additional human solid organ alternatives using 3D Systems’ printing technology.
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
Our wholly-owned subsidiary, Lung Bioengineering Inc., provides commercial EVLP services on a fee-for-service basis to transplant centers through dedicated facilities located in Silver Spring, Maryland and Jacksonville, Florida, using the XPS System. In 2024, Lung Bioengineering completed a registrational study of another centralized EVLP technology called the Centralized Lung Evaluation System (CLES) and submitted a premarket approval application to the FDA in September 2024 for commercial approval of CLES, which has been accepted by the FDA and is under active review by the agency.
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
Beginning in 2017, we entered into a series of agreements with BETA Technologies, Inc. to support the development of all-electric aircraft to help us meet our future distribution requirements for manufactured organs and organ alternatives. In October 2021, we successfully completed the first-ever drone delivery of a human lung for transplant at Toronto General Hospital, demonstrating the feasibility of our goal of delivering our manufactured organs and organ alternatives with zero carbon footprint aircraft. In October 2024, we entered into a collaboration agreement with Robinson Helicopter Company to

Quarterly Report	29

Part I. Financial Information
support our efforts to develop and certify zero-emission, hydrogen-powered helicopters based on Robinson’s R44 and R66 helicopter models. In March 2025, we completed what we believe was the world’s first successful test flight of a piloted hydrogen-powered helicopter at our test and development facility located in Quebec.
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
We have budgeted approximately $750 million for capital expenditures during the second quarter of 2025 through the end of 2027 to construct additional facilities to support the development and commercialization of our products and technologies. This amount is primarily dedicated to construction of a new Tyvaso DPI manufacturing facility in RTP; construction of clinical-scale DPF facilities in Stewartville, Minnesota and Houston, Texas; and planned expenditures for future growth on our RTP campus. We plan to fund these capital expenditures using cash on hand.
We anticipate our commercial DPF facilities will provide an initial commercial supply of our xeno-organ products if and when they are approved by the FDA. Our additional DPF facilities will be very capital-intensive, but they will be executed in stages, which will enable us to adjust the schedule (and anticipated cost) of construction depending on the progress of our clinical and regulatory activities. In addition to the production capacity of our commercial DPF facilities, we anticipate that we will have additional commercial production capacity in at least three clinical-scale facilities: our existing DPF facility in Virginia, and DPF facilities we are building in Minnesota and Texas, as noted above.
We operate in a highly competitive market in which several large pharmaceutical companies control many of the available PAH therapies. These pharmaceutical companies are well established in the market and possess greater financial, technical, and marketing resources than we do. In addition, there are investigational products in late-stage development that, if approved, may erode the market share or net prices of our existing commercial therapies and make market acceptance more difficult to achieve for any therapies we attempt to market in the future. For example, Yutrepia has been tentatively approved by the FDA for the treatment of PAH and PH-ILD, with final approval potentially occurring in May 2025. If Yutrepia receives final approval and is commercially launched, our revenues from Tyvaso DPI could be materially adversely affected, and the impact may be greater if Yutrepia is ultimately approved for the treatment of PH-ILD.

30	United Therapeutics, a public benefit corporation

Part I. Financial Information
Results of Operations
Three Months Ended March 31, 2025 and March 31, 2024
Revenues
The table below presents the components of total revenues (dollars in millions):

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2025	2024
Net product sales:
Tyvaso DPI(1)	$302.5	$227.5	$75.0	33%
Nebulized Tyvaso(1)	163.8	145.0	18.8	13%
Total Tyvaso	466.3	372.5	93.8	25%
Remodulin(2)	138.2	128.0	10.2	8%
Orenitram	120.7	106.2	14.5	14%
Unituxin	58.2	58.4	(0.2)	—%
Adcirca	6.0	6.4	(0.4)	(6)%
Other	5.0	6.2	(1.2)	(19)%
Total revenues	$794.4	$677.7	$116.7	17%
(1)Net product sales include both the drug product and the respective inhalation device.
(2)Net product sales include sales of infusion devices, including the Remunity Pump.
Total Tyvaso net product sales grew 25% to $466.3 million for the three months ended March 31, 2025, as compared to $372.5 million for the same period in 2024. Tyvaso DPI net product sales increased for the three months ended March 31, 2025, as compared to the same period in 2024, due to an increase in quantities sold of $97.4 million and, to a lesser extent, a price increase, partially offset by higher gross-to-net deductions. The increase in Tyvaso DPI quantities sold was primarily due to continued growth in the number of patients following the product’s launch (including growth in utilization by PH-ILD patients) and, to a lesser extent, increased commercial utilization following the implementation of the Medicare Part D benefit redesign under the Inflation Reduction Act. Nebulized Tyvaso net product sales increased for the three months ended March 31, 2025, as compared to the same period in 2024, primarily due to an increase in international nebulized Tyvaso net product sales, which was driven by the timing of orders by our international distributors and does not precisely reflect trends in underlying patient demand.
Remodulin net product sales increased for the three months ended March 31, 2025, as compared to the same period in 2024, primarily due to an increase in U.S. Remodulin net product sales, driven by an increase in quantities sold.
Orenitram net product sales increased for the three months ended March 31, 2025, as compared to the same period in 2024, primarily due to an increase in quantities sold and, to a lesser extent, a price increase, partially offset by higher gross-to-net deductions. The increase in quantities sold was driven, at least in part, by increased commercial utilization following the implementation of the Medicare Part D benefit redesign under the Inflation Reduction Act.
We have entered into contracts with all of the major pharmacy benefit managers for Medicare Part D and commercial insurance plans, which provide rebates on utilization of Tyvaso DPI and, in some cases, Orenitram and nebulized Tyvaso. We entered into these rebate agreements to encourage access to these therapies. Many of these rebates went into effect beginning in the second half of 2024, which impacted our net revenues by increasing gross-to-net deductions for the relevant products. These rebate contracts are effective at least through 2025.

Quarterly Report	31

Part I. Financial Information
The table below presents the breakdown of total revenues between the United States and rest-of-world (ROW) (in millions):

	Three Months Ended March 31,
	2025			2024
	U.S.	ROW	Total	U.S.	ROW	Total
Net product sales:
Tyvaso DPI(1)	$302.5	$—	$302.5	$227.5	$—	$227.5
Nebulized Tyvaso(1)	138.6	25.2	163.8	133.7	11.3	145.0
Total Tyvaso	441.1	25.2	466.3	361.2	11.3	372.5
Remodulin(2)	120.2	18.0	138.2	108.3	19.7	128.0
Orenitram	120.7	—	120.7	106.2	—	106.2
Unituxin	56.9	1.3	58.2	53.4	5.0	58.4
Adcirca	6.0	—	6.0	6.4	—	6.4
Other	4.7	0.3	5.0	6.0	0.2	6.2
Total revenues	$749.6	$44.8	$794.4	$641.5	$36.2	$677.7
(1) Net product sales include both the drug product and the respective inhalation device.
(2) Net product sales include sales of infusion devices, including the Remunity Pump.
Gross-to-Net Deductions
We recognize revenues net of: (1) rebates and chargebacks; (2) prompt pay discounts; (3) allowance for sales returns; and (4) distributor fees. These are referred to as gross-to-net deductions and are primarily based on estimates reflecting historical experiences as well as contractual and statutory requirements. We currently estimate our allowance for sales returns using reports from our distributors. The tables below present a reconciliation of the accounts associated with these deductions (in millions):

	Three Months Ended March 31, 2025
	Rebates and Chargebacks	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, January 1, 2025	$140.8	$5.1	$2.2	$11.6	$159.7
Provisions attributed to sales in:
Current period	124.8	18.4	0.2	10.5	153.9
Prior periods	8.4	0.1	(0.1)	(0.3)	8.1
Payments or credits attributed to sales in:
Current period	(22.1)	(12.1)	—	(2.0)	(36.2)
Prior periods	(93.1)	(5.2)	(1.0)	(8.4)	(107.7)
Balance, March 31, 2025	$158.8	$6.3	$1.3	$11.4	$177.8

	Three Months Ended March 31, 2024
	Rebates and Chargebacks	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, January 1, 2024	$108.4	$5.3	$1.9	$10.4	$126.0
Provisions attributed to sales in:
Current period	78.2	14.8	0.4	10.0	103.4
Prior periods	(1.8)	—	0.1	(0.8)	(2.5)
Payments or credits attributed to sales in:
Current period	(8.7)	(9.3)	—	(3.3)	(21.3)
Prior periods	(61.7)	(5.3)	(0.1)	(7.4)	(74.5)
Balance, March 31, 2024	$114.4	$5.5	$2.3	$8.9	$131.1

32	United Therapeutics, a public benefit corporation

Part I. Financial Information
Cost of Sales
The table below summarizes cost of sales by major category (dollars in millions):

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2025	2024
Category:
Cost of sales	$91.6	$71.8	$19.8	28%
Share-based compensation expense(1)	0.9	1.1	(0.2)	(18)%
Total cost of sales	$92.5	$72.9	$19.6	27%
(1)See Share-Based Compensation section below for discussion.
Cost of sales, excluding share-based compensation. Cost of sales for the three months ended March 31, 2025 increased as compared to the same period in 2024, primarily due to an increase in royalty expense and product costs, particularly for Tyvaso DPI driven by growth in Tyvaso DPI revenues.
Research and Development
The table below summarizes the nature of research and development expense by major expense category (dollars in millions):

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2025	2024
Category:
External research and development(1)	$57.2	$52.7	$4.5	9%
Internal research and development(2)	48.3	44.9	3.4	8%
Share-based compensation expense(3)	6.9	6.4	0.5	8%
Other(4)	36.6	0.1	36.5	NM(5)
Total research and development expense	$149.0	$104.1	$44.9	43%
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
(5)Calculation is not meaningful.
Research and development, excluding share-based compensation. Research and development expense for the three months ended March 31, 2025 increased as compared to the same period in 2024, primarily due to: (1) an increase of $30.0 million related to milestone payments for drug delivery device technologies; (2) an increase of $6.6 million related to adjustments to the fair value of our contingent consideration obligations for manufactured organ and organ alternative projects; and (3) increased expenditures related to manufactured organ and organ alternative projects.
Selling, General, and Administrative
The table below summarizes selling, general, and administrative expense by major category (dollars in millions):

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2025	2024
Category:
General and administrative	$119.5	$103.1	$16.4	16%
Sales and marketing	26.6	23.2	3.4	15%
Share-based compensation expense(1)	24.0	18.1	5.9	33%
Total selling, general, and administrative expense	$170.1	$144.4	$25.7	18%
(1)See Share-Based Compensation below for discussion.

Quarterly Report	33

Part I. Financial Information
General and administrative, excluding share-based compensation. General and administrative expense for the three months ended March 31, 2025 increased as compared to the same period in 2024, primarily due to an increase in personnel expense due to growth in headcount.
Share-Based Compensation
The table below summarizes share-based compensation expense by major category (dollars in millions):

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2025	2024
Category:
Stock options	$8.5	$5.7	$2.8	49%
Restricted stock units	23.4	15.5	7.9	51%
STAP awards	(0.8)	3.9	(4.7)	(121)%
Employee stock purchase plan	0.7	0.5	0.2	40%
Total share-based compensation expense	$31.8	$25.6	$6.2	24%

The table below summarizes share-based compensation expense by line item in our consolidated statements of operations (dollars in millions):

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2025	2024
Cost of sales	$0.9	$1.1	$(0.2)	(18)%
Research and development	6.9	6.4	0.5	8%
Selling, general, and administrative	24.0	18.1	5.9	33%
Total share-based compensation expense	$31.8	$25.6	$6.2	24%
Other (Expense) Income, Net
The change in other (expense) income, net for the three months ended March 31, 2025, as compared to the same period in 2024, was primarily due to net unrealized losses on equity securities. See Note 3—Investments and Note 4—Fair Value Measurements to our consolidated financial statements.
Income Tax Expense
Income tax expense for the three months ended March 31, 2025 and 2024 was $101.3 million and $92.0 million, respectively. Our effective income tax rate (ETR) for the three months ended March 31, 2025 and 2024 was 24 percent and 23 percent, respectively. Our ETR for the three months ended March 31, 2025 increased compared to our ETR for the three months ended March 31, 2024, primarily due to decreased excess tax benefits from share-based compensation.
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

34	United Therapeutics, a public benefit corporation

Part I. Financial Information
Financial Condition, Liquidity, and Capital Resources
We have funded our operations principally through sales of our commercial products and, from time-to-time, third-party financing arrangements. We believe that our current sources of liquidity are sufficient to fund ongoing operations and future business plans as we expect aggregate growth in revenues from our commercial products. Furthermore, our customer base remains stable, and we believe that it presents minimal credit risk. However, any projections of future cash flows are inherently subject to uncertainty, and we may seek other forms of financing. In April 2025, we entered into a credit agreement (the 2025 Credit Agreement), which provides for an unsecured revolving credit facility of up to $2.5 billion. Our outstanding balance under the 2025 Credit Agreement, which matures in 2030, was $200.0 million as of April 30, 2025. See Unsecured Revolving Credit Facilities below for further details.
Cash and Cash Equivalents and Marketable Investments
Cash and cash equivalents and marketable investments comprise the following (dollars in millions):

	March 31, 2025	December 31, 2024	Dollar Change	Percentage Change
Cash and cash equivalents	$1,899.9	$1,697.2	$202.7	12%
Marketable investments—current	1,421.4	1,569.8	(148.4)	(9)%
Marketable investments—non-current	1,710.7	1,475.3	235.4	16%
Total cash and cash equivalents and marketable investments	$5,032.0	$4,742.3	$289.7	6%
Cash Flows
Cash flows comprise the following (dollars in millions):

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2025	2024
Net cash provided by operating activities	$461.2	$376.5	$84.7	22%
Net cash (used in) provided by investing activities	$(164.7)	$735.3	$(900.0)	(122)%
Net cash used in financing activities	$(93.8)	$(1,068.0)	$974.2	91%
Operating Activities
Our operating assets and liabilities consist primarily of accounts receivable, inventories, accounts payable, accrued expenses, and tax-related payables and receivables.
The increase of $84.7 million in net cash provided by operating activities for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, was primarily due to an increase in net cash received due to the growth in sales of our commercial products.
Investing Activities
The increase of $900.0 million in net cash used in investing activities for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, was primarily due to: (1) an $858.4 million increase in cash used for total purchases, sales, and maturities of marketable investments; (2) a $36.7 million increase in cash paid to purchase property, plant, and equipment; and (3) a $4.9 million increase in deposits.
Financing Activities
The decrease of $974.2 million in net cash used in financing activities for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, was primarily due to a $1.0 billion payment in 2024 to repurchase our common stock; partially offset by a $25.6 million decrease in proceeds from the exercise of stock options.

Quarterly Report	35

Part I. Financial Information
Unsecured Revolving Credit Facilities
In March 2022, we entered into a credit agreement (the 2022 Credit Agreement) with Wells Fargo, as administrative agent and a swingline lender, and various other lender parties, providing for: (1) an unsecured revolving credit facility of up to $1.2 billion; and (2) a second unsecured revolving credit facility of up to $800.0 million.
On April 25, 2025, we terminated the 2022 Credit Agreement and entered into the 2025 Credit Agreement, which provides for an unsecured revolving credit facility of up to $2.5 billion in the aggregate. On April 25, 2025, we borrowed $200.0 million under the 2025 Credit Agreement and used the funds to repay all outstanding indebtedness under the 2022 Credit Agreement in connection with its termination. Refer to Note 7—Debt—2025 Credit Agreement to our consolidated financial statements.
Summary of Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles requires our management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We continually evaluate our estimates and judgments to determine whether they are reasonable, relevant, and appropriate. These assumptions are frequently developed from historical data or experience, currently available information, and anticipated developments. By their nature, our estimates are subject to an inherent degree of uncertainty; consequently, actual results may differ. We discuss critical accounting policies and estimates that involve a higher degree of judgment and complexity in Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2024 Annual Report. There have been no material changes to our critical accounting policies and estimates as disclosed in our 2024 Annual Report.
Recently Issued Accounting Standards
See Note 2—Basis of Presentation, to our consolidated financial statements for information on our anticipated adoption of recently issued accounting standards.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk has not materially changed since December 31, 2024.
Item 4. Controls and Procedures
Based on their evaluation, as of March 31, 2025, our Chairperson and Chief Executive Officer and our Chief Financial Officer and Treasurer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, summarized, processed, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chairperson and Chief Executive Officer and our Chief Financial Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

36	United Therapeutics, a public benefit corporation

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

Part II. Other Information
Numerous treatments compete with our commercial therapies. For example, for the treatment of PAH, we compete with over fifteen branded and generic drugs. Sales of a generic version of Adcirca launched in August 2018 have had a material adverse impact on our sales of Adcirca. The availability of generic treprostinil injection in the United States could materially impact our revenues, and generic competition materially impacted our Remodulin revenues outside the United States. Our competitors are also developing numerous new products that may compete with ours, including products intended to treat PAH and/or PH-ILD. For example, Merck received approval for Winrevair (sotatercept-csrk) in March 2024, which competes with our treprostinil-based products. In addition, Liquidia is developing Yutrepia, which could receive final approval from the FDA for both PAH and PH-ILD in May 2025 and if successful would compete with our treprostinil-based products. Both products could potentially materially adversely affect our revenues. There are also two therapies approved for the treatment of IPF, and we are aware of a significant number of additional therapies being developed for the treatment of IPF, which would compete with Tyvaso DPI and nebulized Tyvaso if either of them is ultimately approved for that indication.
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

38	United Therapeutics, a public benefit corporation

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
•We believe we and our third-party manufacturers need to increase our respective manufacturing capacity by constructing new facilities, and/or expanding existing facilities, in order to continue meeting anticipated demand for our products. These efforts are often costly and time-consuming, and must meet rigorous regulatory requirements. For example, MannKind Corporation (MannKind) recently expanded its capacity to manufacture Tyvaso DPI, at our expense. Longer-term, we are constructing our own facility to manufacture Tyvaso DPI. These efforts could be unsuccessful or take longer or cost more than we anticipate, due to a variety of factors including the lead time needed to procure, install, and qualify the highly specialized equipment necessary to manufacture the product. If these plans are not successfully and timely implemented, we could be unable to meet the growing demand for Tyvaso DPI, which would negatively impact our Tyvaso DPI revenues.
•We may experience difficulty designing and implementing processes and procedures to ensure compliance with applicable regulations as we develop manufacturing operations for new products.
•Our primary manufacturing facilities are located in rapidly growing biopharmaceutical manufacturing hubs. Competition for experienced technical and entry level operations personnel is intense, and we may experience difficulty in staffing both our existing and future manufacturing facilities, which could limit the capacity of our facilities and/or delay startup of new facilities.
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
•The FDA and its international counterparts could require new testing and compliance inspections of new manufacturers of our products, or new manufacturing facilities we operate.
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
•Our supply chain for raw materials and consumables extends worldwide and is complex. Suppliers based in China and Taiwan play a role in our supply chain to support our second- and third-tier suppliers. Political unrest or trade disputes involving China, Taiwan, or other countries in our supply chain could impact our ability and the ability of our third-party manufacturers to source raw materials and consumables. We also have limited visibility into the supply chains on which our

Quarterly Report	39

Part II. Other Information
primary suppliers rely; as such, we rely on our primary suppliers to have robust risk mitigation strategies to detect issues and prevent supply disruption. Our commercial active pharmaceutical ingredient and all of our finished commercial product is manufactured in the United States.
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
•In 2024, we began operating a clinical-scale, designated pathogen-free facility (DPF) to produce our xenotransplantation products for human clinical studies. This facility houses gene-edited pigs in a highly controlled containment environment. This facility is a first of its kind, and unforeseen operational issues or disease outbreak amongst its herd could significantly impact the clinical development timelines for our xenotransplantation products. We have begun construction of two additional clinical-scale DPF facilities to mitigate operational risk and increase capacity. We will need to construct additional DPF facilities at significant expense in order to support the development and commercialization of our xenotransplantation products. If development of our xenotransplantation products fails or demand is significantly less than anticipated, we will not recoup our significant investment in these facilities. Conversely, prior to approval of our xenotransplantation products, we may not construct the number of facilities that we believe will ultimately be required to meet patient demand, which may delay our ability to meet demand when and if our xenotransplantation products are approved.
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

40	United Therapeutics, a public benefit corporation

Part II. Other Information
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

Quarterly Report	41

Part II. Other Information
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
In April 2025, the Trump administration announced a reduction in force at the U.S. Department of Health and Human Services, including layoffs at the FDA. These and other efforts to reduce the size of the FDA or its funding, combined with changes in FDA leadership, could result in slower response times and/or longer review periods, potentially affecting our ability to timely progress our pipeline efforts or obtain regulatory approval for new products and new indications for existing products.
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

42	United Therapeutics, a public benefit corporation

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

Quarterly Report	43

Part II. Other Information
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

44	United Therapeutics, a public benefit corporation

Part II. Other Information
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

Quarterly Report	45

Part II. Other Information
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
The period under which our commercial and developmental therapies are protected by our patent rights is limited. Our patents related to our individual treprostinil-based products expire at various times through 2042. We entered into settlement agreements with certain generic drug companies permitting them to launch generic versions of Remodulin in the United States and other companies to launch generic versions of nebulized Tyvaso and Orenitram in the United States. In some instances, the FTC has brought actions against brand and generic companies that have entered into such agreements, alleging that they violate antitrust laws. Even in the absence of an FTC challenge, other governmental or private litigants may assert antitrust or other claims against us relating to such agreements. We have been sued by Sandoz for violating our settlement agreement with them and we have accrued a liability of $71.8 million in connection with such suit, reflecting the final judgment and post-judgment interest accrued through the end of March 2025, although our ultimate liability may be greater. Other actions against us in the future could result in significant monetary judgments and the imposition of other penalties against us. A U.S. patent for Adcirca for the treatment of pulmonary hypertension expired in November 2017, and FDA-conferred regulatory exclusivity expired in May 2018, leading to the launch of a generic version of Adcirca in August 2018. We have no issued patents or pending patent applications covering Unituxin. For further details, see Part I, Item 2—

46	United Therapeutics, a public benefit corporation

Part II. Other Information
Management’s Discussion and Analysis of Financial Condition and Results of Operations—Generic Competition and Challenges to our Intellectual Property Rights.
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
Third parties have alleged, and may in the future allege, that our products or services infringe their patents and other intellectual property rights, which could result in the payment of royalties that negatively affect our profits, subject us to costly and time-consuming litigation, or cause us to lose the ability to sell the related products.
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
If a third party commences legal action against us for infringement, we may incur significant costs to defend ourselves against the claims made in the action and our management’s attention could be diverted from our day-to-day business operations, whether or not the action has merit. An adverse judgment or settlement resulting from the action could require us to pay substantial amounts in damages for infringement or to obtain a license to continue to use the intellectual property that is the subject of the infringement claim, or could result in injunctive relief limiting our ability to develop, manufacture, or sell our products. In April 2025, Liquidia initiated litigation against us alleging that Tyvaso DPI infringes a patent assigned to Liquidia. While we believe the claims of this lawsuit are without merit, this litigation could be time consuming and ultimately may not be resolved in our favor, in which case we could be required to pay substantial damages.
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

Quarterly Report	47

Part II. Other Information
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
We may be required to seek additional sources of financing to meet unplanned or planned expenditures. Unplanned expenditures could be significant and may result from necessary modifications to product development plans or product offerings in response to difficulties encountered with clinical trials. We may also face unexpected costs in preparing products for commercial sale, or in maintaining sales levels of our currently marketed therapeutic products. Our 2025 Credit Agreement contains affirmative and negative covenants that, among other things, limit our ability to incur additional indebtedness. If we are unable to obtain additional funding on commercially reasonable terms or at all, we may be compelled to delay clinical studies, curtail operations, or obtain funds through collaborative arrangements that may require us to relinquish rights to certain products or potential markets.
We may not be able to generate sufficient cash to service or repay our indebtedness, which may have a material adverse effect on our financial position, results of operations, and cash flows.
We may borrow up to $2.5 billion under our 2025 Credit Agreement, which matures in April 2030. Currently, our outstanding principal balance is $200.0 million. Our ability to repay or refinance our debt obligations under our 2025 Credit Agreement and any future debt that we may incur will depend on our financial condition and operating performance, which are subject to factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on our indebtedness. Our inability to generate sufficient cash flows to satisfy our debt obligations would materially and adversely affect our financial position and results of operations. If we cannot repay or refinance our debt as it becomes due, we may be forced to take disadvantageous actions, including reducing or delaying investments and capital expenditures, disposing of material assets or operations, seeking additional debt or equity capital, or restructuring or refinancing our indebtedness. We may not be able to implement any such alternative measures on commercially reasonable terms or at all and, even if successful, such actions may not enable us to meet any such debt service obligations. In addition, our ability to withstand competitive pressures and to react to changes in our industry could be impaired.
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

48	United Therapeutics, a public benefit corporation

Part II. Other Information
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

Quarterly Report	49

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

50	United Therapeutics, a public benefit corporation

Part II. Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2025, we did not (1) repurchase any of our outstanding equity securities; or (2) sell any of our equity securities in transactions that were not registered under the Securities Act of 1933, as amended.
Item 5. Other Information
(c)    Trading Plans
During the three months ended March 31, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Quarterly Report	51

Part II. Other Information
Item 6. Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed October 1, 2021
3.2	Tenth Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed April 21, 2023
4.1	Reference is made to Exhibits 3.1 and 3.2
10.1
Credit Agreement, dated as of April 25, 2025, among the Registration, the lenders referred to therein, and Wells Fargo Bank, National Association, as administrative agent and as a swingline lender, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 28, 2025

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
101*
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed with the SEC on April 30, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) our Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024; (2) our Consolidated Statements of Operations for the three-month periods ended March 31, 2025 and 2024; (3) our Consolidated Statements of Comprehensive Income for the three-month periods ended March 31, 2025 and 2024; (4) our Consolidated Statements of Stockholders’ Equity for the three-month periods ended March 31, 2025 and 2024; (5) our Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2025 and 2024; and (6) the Notes to our Consolidated Financial Statements.

104*	Cover Page Interactive Data File (embedded within the iXBRL document)
*    Filed herewith.
Note: Except as otherwise noted above, all exhibits incorporated by reference to the Registrant’s previously filed reports with the Securities and Exchange Commission are filed under File No. 000-26301.

52	United Therapeutics, a public benefit corporation

Part II. Other Information
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED THERAPEUTICS CORPORATION

April 30, 2025	By:	/s/ MARTINE ROTHBLATT
Martine Rothblatt, Ph.D.
	Title:	Chairperson and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ JAMES C. EDGEMOND
James C. Edgemond
	Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Quarterly Report	53