Form 10-Q
period 2025-06-30
UNITED THERAPEUTICS Corp
filed 2025-07-30
CIK 1082554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2025
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☒
The number of shares outstanding of the issuer’s common stock, par value $.01 per share, as of July 23, 2025 was 45,226,262.

2	United Therapeutics, a public benefit corporation

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Consolidated Balance Sheets
(In millions, except share and per share data)

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,593.1	$1,697.2
Marketable investments	1,455.6	1,569.8
Accounts receivable, no allowance for 2025 and 2024	379.3	279.3
Inventories, net	169.2	157.9
Other current assets	229.7	169.7
Total current assets	3,826.9	3,873.9
Marketable investments	1,917.7	1,475.3
Goodwill and other intangible assets, net	111.5	111.9
Property, plant, and equipment, net	1,362.4	1,222.4
Deferred tax assets, net	456.2	458.4
Other non-current assets	233.3	222.1
Total assets	$7,908.0	$7,364.0
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$432.0	$344.5
Line of credit	—	300.0
Other current liabilities	95.1	93.6
Total current liabilities	527.1	738.1
Other non-current liabilities	207.3	181.9
Total liabilities	734.4	920.0
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01, 10,000,000 shares authorized, no shares issued	—	—
Common stock, par value $.01, 245,000,000 shares authorized, 75,381,852 and 74,997,896 shares issued, and 45,215,262 and 44,831,306 shares outstanding as of June 30, 2025 and December 31, 2024, respectively	0.8	0.8
Additional paid-in capital	2,793.4	2,698.9
Accumulated other comprehensive loss	—	(3.4)
Treasury stock, 30,166,590 shares as of June 30, 2025 and December 31, 2024, respectively	(3,474.5)	(3,474.5)
Retained earnings	7,853.9	7,222.2
Total stockholders’ equity	7,173.6	6,444.0
Total liabilities and stockholders’ equity	$7,908.0	$7,364.0

See accompanying notes to consolidated financial statements.

Quarterly Report	3

Part I. Financial Information
Consolidated Statements of Operations
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)
Total revenues	$798.6	$714.9	$1,593.0	$1,392.6
Operating expenses:
Cost of sales	87.6	77.8	180.1	150.7
Research and development	134.0	139.6	283.0	243.7
Selling, general, and administrative	212.5	177.6	382.6	322.0
Total operating expenses	434.1	395.0	845.7	716.4
Operating income	364.5	319.9	747.3	676.2
Interest income	51.3	46.2	102.4	100.0
Interest expense	(7.3)	(11.6)	(13.4)	(24.9)
Other (expense) income, net	(0.1)	0.8	(4.4)	2.6
Total other income, net	43.9	35.4	84.6	77.7
Income before income taxes	408.4	355.3	831.9	753.9
Income tax expense	(98.9)	(77.2)	(200.2)	(169.2)
Net income	$309.5	$278.1	$631.7	$584.7
Net income per common share:
Basic	$6.86	$6.26	$14.04	$12.79
Diluted	$6.41	$5.85	$13.02	$12.03
Weighted average number of common shares outstanding:
Basic	45.1	44.4	45.0	45.7
Diluted	48.3	47.5	48.5	48.6

See accompanying notes to consolidated financial statements.

4	United Therapeutics, a public benefit corporation

Part I. Financial Information
Consolidated Statements of Comprehensive Income
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)
Net income	$309.5	$278.1	$631.7	$584.7
Other comprehensive income (loss):
Foreign currency translation loss included in net income	—	—	—	2.4
Defined benefit pension plan:
Actuarial loss arising during period, net of tax	—	—	(2.8)	(0.5)
Actuarial gain and prior service cost included in net periodic pension cost, net of tax	(0.4)	(1.1)	(0.8)	(2.3)
Total defined benefit pension plan, net of tax	(0.4)	(1.1)	(3.6)	(2.8)
Available-for-sale debt securities:
Unrealized gain (loss) arising during period, net of tax	2.2	1.8	7.6	(2.8)
Realized (gain) loss included in net income, net of tax	(0.6)	—	(0.6)	1.1
Total gain (loss) on available-for-sale debt securities, net of tax	1.6	1.8	7.0	(1.7)
Other comprehensive income (loss), net of tax	1.2	0.7	3.4	(2.1)
Comprehensive income	$310.7	$278.8	$635.1	$582.6
During the three and six months ended June 30, 2025, the tax (benefit) expense in other comprehensive income was $(0.1) million and $(0.1) million, respectively, for the defined benefit pension plan and $0.5 million and $2.2 million, respectively, for the available-for-sale debt securities.
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

Part I. Financial Information
Consolidated Statements of Stockholders’ Equity
(In millions)

	Three Months Ended June 30, 2025
	(Unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Stockholders’ Equity
	Shares	Amount
Balance, April 1, 2025	75.2	$0.8	$2,737.7	$(1.2)	$(3,474.5)	$7,544.4	$6,807.2
Net income	—	—	—	—	—	309.5	309.5
Other comprehensive income, net of tax	—	—	—	1.2	—	—	1.2
Restricted stock units (RSUs) withheld for taxes	—	—	(0.2)	—	—	—	(0.2)
Exercise of stock options	0.2	—	18.1	—	—	—	18.1
Share-based compensation	—	—	37.8	—	—	—	37.8
Balance, June 30, 2025	75.4	$0.8	$2,793.4	$—	$(3,474.5)	$7,853.9	$7,173.6

	Three Months Ended June 30, 2024
	(Unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Stockholders’ Equity
	Shares	Amount
Balance, April 1, 2024	74.1	$0.7	$2,405.4	$(15.6)	$(3,386.1)	$6,333.7	$5,338.1
Net income	—	—	—	—	—	278.1	278.1
Other comprehensive income, net of tax	—	—	—	0.7	—	—	0.7
RSUs withheld for taxes	—	—	(0.1)	—	—	—	(0.1)
Share repurchase	—	—	57.9	—	(57.9)	—	—
Excise tax on net share repurchase	—	—	—	—	0.5	—	0.5
Exercise of stock options	0.4	—	52.1	—	—	—	52.1
Share-based compensation	—	—	27.8	—	—	—	27.8
Balance, June 30, 2024	74.5	$0.7	$2,543.1	$(14.9)	$(3,443.5)	$6,611.8	$5,697.2

	Six Months Ended June 30, 2025
	(Unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2025	75.0	$0.8	$2,698.9	$(3.4)	$(3,474.5)	$7,222.2	$6,444.0
Net income	—	—	—	—	—	631.7	631.7
Other comprehensive income, net of tax	—	—	—	3.4	—	—	3.4
Shares issued under employee stock purchase plan (ESPP)	—	—	4.9	—	—	—	4.9
RSUs withheld for taxes	—	—	(15.5)	—	—	—	(15.5)
Common stock issued for RSUs vested	0.1	—	—	—	—	—	—
Exercise of stock options	0.3	—	34.7	—	—	—	34.7
Share-based compensation	—	—	70.4	—	—	—	70.4
Balance, June 30, 2025	75.4	$0.8	$2,793.4	$—	$(3,474.5)	$7,853.9	$7,173.6

6	United Therapeutics, a public benefit corporation

Part I. Financial Information

	Six Months Ended June 30, 2024
	(Unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2024	73.7	$0.7	$2,549.0	$(12.8)	$(2,579.2)	$6,027.1	$5,984.8
Net income	—	—	—	—	—	584.7	584.7
Other comprehensive loss, net of tax	—	—	—	(2.1)	—	—	(2.1)
Shares issued under ESPP	—	—	3.9	—	—	—	3.9
RSUs withheld for taxes	—	—	(11.5)	—	—	—	(11.5)
Share repurchase	—	—	(142.1)	—	(857.9)	—	(1,000.0)
Excise tax on net share repurchase	—	—	—	—	(6.4)	—	(6.4)
Common stock issued for RSUs vested	0.1	—	—	—	—	—	—
Exercise of stock options	0.7	—	94.3	—	—	—	94.3
Share-based compensation	—	—	49.5	—	—	—	49.5
Balance, June 30, 2024	74.5	$0.7	$2,543.1	$(14.9)	$(3,443.5)	$6,611.8	$5,697.2

See accompanying notes to consolidated financial statements.

Quarterly Report	7

Part I. Financial Information
Consolidated Statements of Cash Flows
(In millions)

	Six Months Ended June 30,
	2025	2024
	(Unaudited)
Cash flows from operating activities:
Net income	$631.7	$584.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40.9	33.7
Share-based compensation expense	69.6	75.3
Impairment of property, plant, and equipment	21.7	—
Other	14.0	(16.0)
Changes in operating assets and liabilities:
Accounts receivable	(100.0)	(11.8)
Inventories	(18.6)	(24.0)
Accounts payable and accrued expenses	43.5	27.7
Other assets and liabilities	(49.9)	(60.9)
Net cash provided by operating activities	652.9	608.7
Cash flows from investing activities:
Purchases of property, plant, and equipment	(137.1)	(83.3)
Deposits	(9.8)	(4.7)
Purchases of available-for-sale debt securities	(2,499.2)	(759.8)
Maturities of available-for-sale debt securities	915.9	671.8
Sales of available-for-sale debt securities	1,265.6	831.8
Purchase of investment in privately-held company	—	(0.5)
Net cash (used in) provided by investing activities	(464.6)	655.3
Cash flows from financing activities:
Payments to repurchase common stock	—	(1,000.0)
Proceeds from line of credit	200.0	—
Repayment of line of credit	(500.0)	(200.0)
Excise tax paid on net share repurchase	(5.0)	—
Payments of debt issuance costs	(11.5)	(2.7)
Proceeds from the exercise of stock options	34.7	94.3
Proceeds from the issuance of stock under ESPP	4.9	3.9
RSUs withheld for taxes	(15.5)	(11.5)
Net cash used in financing activities	(292.4)	(1,116.0)
Net (decrease) increase in cash and cash equivalents	$(104.1)	$148.0
Cash and cash equivalents, beginning of period	1,697.2	1,207.7
Cash and cash equivalents, end of period	$1,593.1	$1,355.7
Supplemental cash flow information:
Cash paid for interest	$9.6	$23.4
Cash paid for income taxes	$253.9	$212.0
Non-cash investing and financing activities:
Non-cash additions to property, plant, and equipment	$66.2	$17.9
Measurement period adjustment to purchase price	$—	$1.4
Excise tax on net share repurchase	$—	$6.4
Receivable from maturity of available-for-sale debt securities	$—	$45.0

See accompanying notes to consolidated financial statements.

8	United Therapeutics, a public benefit corporation

Part I. Financial Information
Notes to Consolidated Financial Statements
June 30, 2025 (Unaudited)
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
In our management’s opinion, the accompanying consolidated financial statements contain all adjustments, including normal, recurring adjustments, necessary to fairly present our financial position as of June 30, 2025 and December 31, 2024, our statements of operations, comprehensive income, and stockholders’ equity for the three- and six-month periods ended June 30, 2025 and 2024, and our statements of cash flows for the six-month periods ended June 30, 2025 and 2024. Interim results are not necessarily indicative of results for an entire year. Certain prior year amounts have been reclassified to conform to the current year presentation. In the consolidated balance sheets, we reclassified the prior year amount within share tracking awards plan to other current liabilities to conform with the current period presentation.
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
3. Investments
Marketable Investments
Available-for-Sale Debt Securities
Available-for-sale debt securities are recorded at fair value, with the portion of the unrealized gains and losses that are not credit-related included as a component of accumulated other comprehensive loss in stockholders’ equity, until realized. Available-for-sale debt securities consisted of the following (in millions):

As of June 30, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency securities	$3,019.1	$7.5	$(0.8)	$3,025.8
Corporate debt securities	755.2	3.5	—	758.7
Total	$3,774.3	$11.0	$(0.8)	$3,784.5

Reported under the following captions in our consolidated balance sheets:
Cash and cash equivalents	$425.8
Current marketable investments	1,441.0
Non-current marketable investments	1,917.7
Total	$3,784.5

As of December 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency securities	$2,473.7	$3.1	$(3.5)	$2,473.3
Corporate debt securities	568.0	1.9	(0.5)	569.4
Total	$3,041.7	$5.0	$(4.0)	$3,042.7

Reported under the following captions in our consolidated balance sheets:
Cash and cash equivalents	$21.5
Current marketable investments	1,545.9
Non-current marketable investments	1,475.3
Total	$3,042.7

The following tables present gross unrealized losses and fair value for those available-for-sale debt securities that were in an unrealized loss position as of June 30, 2025 and December 31, 2024, aggregated by investment category and length of time that the individual securities have been in a continuous loss position (in millions):

	Less than 12 months		12 months or longer		Total
As of June 30, 2025	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency securities	$1,050.5	$(0.8)	$8.6	$—	$1,059.1	$(0.8)
Corporate debt securities	41.9	—	3.0	—	44.9	—
Total	$1,092.4	$(0.8)	$11.6	$—	$1,104.0	$(0.8)

	Less than 12 months		12 months or longer		Total
As of December 31, 2024	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency securities	$947.3	$(3.3)	$341.1	$(0.2)	$1,288.4	$(3.5)
Corporate debt securities	75.0	(0.2)	82.0	(0.3)	157.0	(0.5)
Total	$1,022.3	$(3.5)	$423.1	$(0.5)	$1,445.4	$(4.0)

10	United Therapeutics, a public benefit corporation

Part I. Financial Information
As of June 30, 2025 and December 31, 2024, we held 181 and 227 available-for-sale debt securities, respectively, that were in an unrealized loss position. In assessing whether the decline in fair value as of June 30, 2025 of any of these securities resulted from a credit loss, we consulted with our investment managers and reviewed the credit ratings for each security. We believe that these unrealized losses are a direct result of the current interest rate environment and do not represent an indication of credit loss. We do not intend to sell the investments in unrealized loss positions prior to their maturity and it is not more likely than not that we will be required to sell these investments before recovery of their amortized cost basis. There were no impairments due to credit loss on our available-for-sale debt securities during the three and six months ended June 30, 2025 and 2024.
The following table summarizes the contractual maturities of available-for-sale debt securities (in millions). Actual maturities may differ from contractual maturities because the issuers of certain of these debt securities have the right to call the securities or prepay their obligations under the securities with or without penalties.

	As of June 30, 2025
	Amortized Cost	Fair Value
Due within one year	$1,866.0	$1,866.8
Due in one to three years	1,908.3	1,917.7
Total	$3,774.3	$3,784.5
Investments in Equity Securities with Readily Determinable Fair Values
We held investments in equity securities with readily determinable fair values, in the aggregate, of $14.6 million and $23.9 million as of June 30, 2025 and December 31, 2024, respectively, which are included in current marketable investments in our consolidated balance sheets. Changes in the fair value of publicly-traded equity securities are recorded in our consolidated statements of operations within other (expense) income, net. See Note 4—Fair Value Measurements.
Investments in Privately-Held Companies
As of June 30, 2025 and December 31, 2024, we maintained non-controlling equity investments in privately-held companies of $59.0 million in the aggregate. We measure these investments using the measurement alternative because the fair values of these investments are not readily determinable. Under this alternative, the investments are measured at cost, less any impairment, and adjusted for any observable price changes. We include our investments in privately-held companies within other non-current assets in our consolidated balance sheets. These investments are subject to a periodic impairment review and, if impaired, the investment is measured and recorded at fair value in accordance with ASC 820, Fair Value Measurements.

Quarterly Report	11

Part I. Financial Information
4. Fair Value Measurements
We account for certain assets and liabilities at fair value and classify these assets and liabilities within the fair value hierarchy (Level 1, Level 2, or Level 3). Our other current assets and other current liabilities have fair values that approximate their carrying values.
Assets and liabilities subject to fair value measurements are as follows (in millions):

	As of June 30, 2025
	Level 1	Level 2	Level 3	Balance
Assets
Money market funds(1)	$419.4	$—	$—	$419.4
Time deposits(1)	199.0	—	—	199.0
U.S. government and agency securities(2)	—	3,025.8	—	3,025.8
Corporate debt securities(2)	—	758.7	—	758.7
Equity securities(3)	14.6	—	—	14.6
Total assets	$633.0	$3,784.5	$—	$4,417.5
Liabilities
Contingent consideration(4)	—	—	28.8	28.8
Total liabilities	$—	$—	$28.8	$28.8

	As of December 31, 2024
	Level 1	Level 2	Level 3	Balance
Assets
Money market funds(1)	$649.8	$—	$—	$649.8
Time deposits(1)	155.9	—	—	155.9
U.S. government and agency securities(2)	—	2,473.3	—	2,473.3
Corporate debt securities(2)	—	569.4	—	569.4
Equity securities(3)	23.9	—	—	23.9
Total assets	$829.6	$3,042.7	$—	$3,872.3
Liabilities
Contingent consideration(4)	—	—	24.7	24.7
Total liabilities	$—	$—	$24.7	$24.7
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
(3)Included in current marketable investments in our consolidated balance sheets. The fair value of these securities is based on quoted market prices for identical instruments in active markets. During the three and six months ended June 30, 2025, we recognized $4.0 million and $9.3 million of net unrealized losses, respectively on these securities. During the three and six months ended June 30, 2024 we recognized $0.4 million and $6.0 million of net unrealized gains, respectively, on these securities. We recorded these gains and losses in our consolidated statements of operations within other (expense) income, net. See Note 3—Investments—Marketable Investments—Investments in Equity Securities with Readily Determinable Fair Values.
(4)Included in other current liabilities and other non-current liabilities in our consolidated balance sheets. The fair value of our contingent consideration obligations is estimated using probability-weighted discounted cash flow models (DCFs). The DCFs incorporate Level 3 inputs, including estimated discount rates, that we believe market participants would consider relevant in pricing and the projected timing and amount of cash flows, which are estimated and developed, in part, based on the requirements specific to each acquisition agreement. The fair value of our contingent consideration liabilities increased by $4.1 million during the period from December 31, 2024 to June 30, 2025. The loss was recorded within research and development in our consolidated statements of operations.
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

Part I. Financial Information
5. Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value and consist of the following, net of reserves (in millions):

	June 30, 2025	December 31, 2024
Raw materials	$32.7	$28.6
Work-in-progress	33.5	34.3
Finished goods	103.0	95.0
Total inventories	$169.2	$157.9
6. Property, Plant, and Equipment
Property, plant, and equipment consists of the following (in millions):

	June 30, 2025	December 31, 2024
Land and land improvements	$192.9	$181.9
Buildings, building improvements, and leasehold improvements	888.9	863.8
Buildings under construction	328.7	218.2
Furniture, equipment, and vehicles	483.2	449.7
Subtotal	1,893.7	1,713.6
Less—accumulated depreciation	(531.3)	(491.2)
Property, plant, and equipment, net	$1,362.4	$1,222.4
Depreciation expense for the six months ended June 30, 2025 and 2024 was $40.5 million and $33.4 million, respectively.
On July 23, 2025, we acquired approximately 60 acres of property containing five buildings located in Research Triangle Park, North Carolina (RTP) for future growth on our RTP campus. The total purchase price was $107.0 million, inclusive of taxes, closing costs, and other related expenses.
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
During the three months ended June 30, 2025, we paid down the entire $200.0 million balance under the 2025 Credit Agreement, which brought our aggregate outstanding balance to zero as of June 30, 2025.
The 2025 Credit Agreement contains customary events of default and customary affirmative and negative covenants. As of June 30, 2025, we were in compliance with these covenants.
The interest expense reported in our consolidated statements of operations for the six months ended June 30, 2025 and 2024 relates to our borrowings under the 2025 Credit Agreement and 2022 Credit Agreement.

Quarterly Report	13

Part I. Financial Information
2022 Credit Agreement
In March 2022, we entered into a credit agreement (the 2022 Credit Agreement) with Wells Fargo, as administrative agent and a swingline lender, and various other lender parties, providing for: (1) an unsecured revolving credit facility of up to $1.2 billion; and (2) a second unsecured revolving credit facility of up to $800.0 million.
As of December 31, 2024, our outstanding aggregate principal balance under the 2022 Credit Agreement was $300.0 million. During the first quarter of 2025, we paid down $100.0 million of our balance under the 2022 Credit Agreement, which brought our aggregate outstanding balance down to $200.0 million as of March 31, 2025.
On April 25, 2025, we terminated the 2022 Credit Agreement and entered into the 2025 Credit Agreement. We repaid in full all our obligations under the 2022 Credit Agreement in connection with the termination of the 2022 Credit Agreement and our entry into the 2025 Credit Agreement. There were no penalties associated with the early termination of the 2022 Credit Agreement.
8. Share-Based Compensation
As of June 30, 2025, we have one shareholder-approved equity incentive plan: the United Therapeutics Corporation Amended and Restated 2015 Stock Incentive Plan (the 2015 Plan). The 2015 Plan provides for the issuance of up to 14,770,000 shares of our common stock pursuant to awards granted under the 2015 Plan, which includes 950,000 shares that were added pursuant to an amendment and restatement of the 2015 Plan approved by our shareholders in June 2025. We also have one equity incentive plan, the United Therapeutics Corporation 2019 Inducement Stock Incentive Plan (the 2019 Inducement Plan), that has not been approved by our shareholders, as permitted by the Nasdaq Stock Market rules. The 2019 Inducement Plan was approved by our Board of Directors in February 2019 and provides for the issuance of up to 99,000 shares of our common stock under awards granted to newly-hired employees. Currently, we grant equity-based awards to employees and members of our Board of Directors in the form of stock options and restricted stock units (RSUs) under the 2015 Plan, and we may grant RSUs to newly-hired employees under the 2019 Inducement Plan. See the sections entitled Stock Options and RSUs below for additional information regarding these equity-based awards.
During the six months ended June 30, 2025 and 2024, we issued stock options and RSUs to certain executives with vesting conditions tied to the achievement of specified performance criteria through the end of 2027 and 2026, respectively. Additionally, during the six months ended June 30, 2025 we issued RSUs to certain other employees with vesting conditions tied to the achievement of specified performance criteria through the end of 2026 and 2028. Throughout the performance period, we reassess the estimated performance and update the number of performance-based awards that we believe will ultimately vest. Estimating future performance requires the use of judgment. Upon the conclusion of the performance period, the performance level achieved and the ultimate number of stock options and RSUs that may vest are determined. Share-based compensation expense for these awards is recorded ratably over their vesting period, depending on the specific terms of the award and anticipated achievement of the specified performance criteria.
We previously issued awards under the United Therapeutics Corporation 2011 Share Tracking Awards Plan (the STAP). We discontinued the issuance of STAP awards in June 2015 and all remaining outstanding STAP awards were exercised during the first quarter of 2025. See the section entitled STAP Awards below for additional information regarding STAP awards.
In 2012, our shareholders approved the United Therapeutics Corporation Employee Stock Purchase Plan (ESPP), which is structured to comply with Section 423 of the Internal Revenue Code. See the section entitled ESPP below for additional information regarding the ESPP.
The following table reflects the components of share-based compensation expense recognized in our consolidated statements of operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock options	$11.1	$8.1	$19.6	$13.8
RSUs	26.0	19.2	49.4	34.7
STAP awards	—	21.9	(0.8)	25.8
ESPP	0.7	0.5	1.4	1.0
Total share-based compensation expense before tax	$37.8	$49.7	$69.6	$75.3
Stock Options
We estimate the fair value of stock options using the Black-Scholes-Merton valuation model, which requires us to make certain assumptions that can materially impact the estimation of fair value and related compensation expense. The

14	United Therapeutics, a public benefit corporation

Part I. Financial Information
assumptions used to estimate fair value include the price of our common stock, the expected volatility of our common stock, the risk-free interest rate, the expected term of stock option awards, and the expected dividend yield.
During the six months ended June 30, 2025 and 2024, in addition to time-based stock options, we granted 0.3 million and 0.5 million performance-based stock options with a total grant date fair value of $38.0 million and $50.2 million, respectively, in each case, calculated based on the assumed achievement of maximum performance of the relevant financial performance condition. During the three and six months ended June 30, 2025 we recorded $10.3 million and $18.0 million of share-based compensation expense, respectively, related to performance-based stock options, calculated based on the assumed levels of performance achievement, as compared to $7.1 million and $11.9 million for the same periods in 2024.
The following weighted average assumptions were used in estimating the fair value of stock options granted to employees during the six months ended June 30, 2025 and 2024:

	June 30, 2025	June 30, 2024
Expected term of awards (in years)	5.0	6.5
Expected volatility	32.2%	31.6%
Risk-free interest rate	4.1%	4.3%
Expected dividend yield	0.0%	0.0%
A summary of the activity and status of stock options under the 2015 Plan during the six-month period ended June 30, 2025 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2025	5,571,545	$148.62
Granted	353,966	307.24
Exercised	(270,000)	128.73
Forfeited	—	—
Outstanding as of June 30, 2025	5,655,511	$159.50	3.4	$730.9
Exercisable as of June 30, 2025	4,339,265	$131.92	2.0	$674.5
Unvested as of June 30, 2025	1,316,246	$250.40	7.9	$56.4
The weighted average fair value of a stock option granted during each of the six-month periods ended June 30, 2025 and June 30, 2024 was $110.11 and $97.24, respectively. These stock options have an aggregate grant date fair value of $39.0 million and $52.1 million, respectively. The total grant date fair value of stock options that vested during the six-month periods ended June 30, 2025 and June 30, 2024 was $1.4 million and $0.9 million, respectively.
Total share-based compensation expense related to stock options was recorded as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of sales	$—	$—	$—	$—
Research and development	0.1	0.1	0.2	0.2
Selling, general, and administrative	11.0	8.0	19.4	13.6
Share-based compensation expense before taxes	11.1	8.1	19.6	13.8
Related income tax benefit	(0.2)	(0.3)	(0.4)	(0.5)
Share-based compensation expense, net of taxes	$10.9	$7.8	$19.2	$13.3
As of June 30, 2025, unrecognized compensation cost related to stock options was $73.3 million. Unvested outstanding stock options as of June 30, 2025 had a weighted average remaining vesting period of 2.1 years.

Quarterly Report	15

Part I. Financial Information
Stock option exercise data is summarized below (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Number of options exercised	138,526	398,149	270,000	725,416
Cash received	$18.1	$52.1	$34.7	$94.3
Total intrinsic value of options exercised	$23.7	$52.3	$52.8	$88.0
RSUs
Each RSU entitles the recipient to one share of our common stock upon vesting. We measure the fair value of RSUs using the stock price on the date of grant. Share-based compensation expense for RSUs is recorded ratably over their vesting period.
During the six-month periods ended June 30, 2025 and 2024, in addition to time-based RSUs, we granted 0.1 million and 0.2 million performance-based RSUs to certain executives with a total grant date fair value of $38.0 million and $47.5 million, respectively, calculated based on the assumed achievement of maximum performance of the relevant financial and non-financial performance conditions. Additionally, during the six months ended June 30, 2025, in addition to time-based RSUs, we granted 0.1 million performance-based RSUs to certain other employees with a total grant date fair value of $29.3 million, calculated based on the assumed achievement of maximum performance of the relevant financial and non-financial performance conditions. During the three and six months ended June 30, 2025, we recorded $9.8 million and $18.1 million of share-based compensation expense, respectively, related to performance-based RSUs, calculated based on the assumed levels of performance achievement as compared to $5.1 million and $7.2 million for the same periods in 2024.
A summary of the activity with respect to, and status of, RSUs during the six-month period ended June 30, 2025 is presented below:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2025	1,219,654	$225.40
Granted	368,117	325.36
Vested	(145,968)	213.81
Forfeited	(11,649)	250.27
Unvested as of June 30, 2025	1,430,154	$252.11
Total share-based compensation expense related to RSUs was recorded as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of sales	$1.1	$1.1	$2.1	$2.0
Research and development	7.6	5.8	14.3	11.4
Selling, general, and administrative	17.3	12.3	33.0	21.3
Share-based compensation expense before taxes	26.0	19.2	49.4	34.7
Related income tax benefit	(4.3)	(3.5)	(8.1)	(6.8)
Share-based compensation expense, net of taxes	$21.7	$15.7	$41.3	$27.9
As of June 30, 2025, unrecognized compensation cost related to the grant of RSUs was $209.1 million. Unvested outstanding RSUs as of June 30, 2025 had a weighted average remaining vesting period of 2.4 years.
STAP Awards
STAP awards conveyed the right to receive in cash an amount equal to the appreciation of our common stock, which was measured as the increase in the closing price of our common stock between the dates of grant and exercise. STAP awards expired on the tenth anniversary of the grant date, and in most cases, they vested in equal increments on each anniversary of the grant date over a four-year period. We discontinued the issuance of STAP awards in June 2015 and all remaining outstanding STAP awards were exercised during the first quarter of 2025.

16	United Therapeutics, a public benefit corporation

Part I. Financial Information
The aggregate liability balance associated with outstanding STAP awards was zero and $11.0 million as of June 30, 2025 and December 31, 2024, respectively.
Share-based compensation expense (benefit) recognized in connection with STAP awards was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of sales	$—	$0.8	$(0.1)	$1.0
Research and development	—	2.5	(0.2)	3.0
Selling, general, and administrative	—	18.6	(0.5)	21.8
Share-based compensation expense (benefit) before taxes	—	21.9	(0.8)	25.8
Related income tax (benefit) expense	—	(2.9)	0.2	(3.7)
Share-based compensation expense (benefit), net of taxes	$—	$19.0	$(0.6)	$22.1
Cash paid to settle STAP awards exercised during the six-month periods ended June 30, 2025 and June 30, 2024 was $10.2 million and $31.9 million, respectively.
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
The components of basic and diluted earnings per common share comprised the following (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income	$309.5	$278.1	$631.7	$584.7
Denominator:
Weighted average outstanding shares — basic	45.1	44.4	45.0	45.7
Effect of dilutive securities(1):
Stock options, RSUs, and ESPP(2)	3.2	3.1	3.5	2.9
Weighted average shares — diluted(2)	48.3	47.5	48.5	48.6
Net income per common share:
Basic	$6.86	$6.26	$14.04	$12.79
Diluted	$6.41	$5.85	$13.02	$12.03

Stock options and RSUs excluded from calculation(2)	0.4	1.0	0.3	0.8

Quarterly Report	17

Part I. Financial Information
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
The initial repurchase of our common stock and final settlement of each tranche was treated as a reduction of the outstanding shares used to calculate the weighted average common stock outstanding for basic and diluted earnings per common share. The initial repurchase of our common stock under each tranche was accounted for as a reduction to stockholders’ equity in our consolidated balance sheets. The final settlement of the transactions under the ASR agreement was accounted for as an unsettled forward contract indexed to our common stock until the final settlement occurred. The forward contract related to the first and second tranche was equity classified, in accordance with ASC 815, Derivatives and Hedging, through final settlement. During the three months ended June 30, 2025, we paid $5.0 million for an excise tax imposed under the Inflation Reduction Act as a result of our repurchase of shares under the ASR agreement.
10. Income Taxes
Our effective income tax rate (ETR) for the six months ended June 30, 2025 and 2024 was 24 percent and 22 percent, respectively. Our ETR for the six months ended June 30, 2025 increased compared to our ETR for the six months ended June 30, 2024 primarily due to decreased excess tax benefits from share-based compensation.
We record interest and penalties related to uncertain tax positions as a component of income tax expense. As of June 30, 2025 and December 31, 2024, our unrecognized tax benefits, including related interest, were approximately $25.9 million and $20.6 million, respectively. The total amount of unrecognized tax benefits relating to our tax positions as of June 30, 2025 is subject to change based on future events and it is reasonably possible that the balance could change significantly over the next 12 months. Given the uncertainty of future events, we are unable to reasonably estimate the range of possible adjustments to our unrecognized tax benefits.
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted into law in the United States. The OBBBA includes significant changes to U.S. tax law, including provisions that restore and permanently allow both the immediate deduction of domestic research and experimental expenditures and the full expensing of certain qualifying assets in the year placed in service. The OBBBA includes multiple effective dates, with certain provisions effective in 2025 and others in future years.
The impact of the OBBBA must be recognized in the period of enactment under ASC 740, Income Taxes. Accordingly, it is not reflected in the accompanying consolidated financial statements for the period ended June 30, 2025. We are evaluating the impact of the OBBBA on our consolidated financial statements.
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

18	United Therapeutics, a public benefit corporation

Part I. Financial Information
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
The measure of the operating segment’s assets is reported in our consolidated balance sheets as total assets.
Total revenues, cost of sales, and gross profit (loss) for each of our commercial products and other were as follows (in millions):

	Three Months Ended June 30,
2025	Tyvaso DPI(1)	Nebulized Tyvaso(1)	Remodulin(2)	Orenitram	Unituxin	Adcirca	Other	Total
Total revenues	$315.2	$154.4	$134.7	$123.9	$58.4	$6.5	$5.5	$798.6
Cost of sales	48.5	5.6	14.3	6.7	2.8	2.7	7.0	87.6
Gross profit (loss)	$266.7	$148.8	$120.4	$117.2	$55.6	$3.8	$(1.5)	$711.0

2024
Total revenues	$258.3	$139.9	$147.3	$107.1	$51.7	$5.7	$4.9	$714.9
Cost of sales	37.6	8.4	12.8	5.9	3.8	2.6	6.7	77.8
Gross profit (loss)	$220.7	$131.5	$134.5	$101.2	$47.9	$3.1	$(1.8)	$637.1

	Six Months Ended June 30,
2025	Tyvaso DPI(1)	Nebulized Tyvaso(1)	Remodulin(2)	Orenitram	Unituxin	Adcirca	Other	Total
Total revenues	$617.7	$318.2	$272.9	$244.6	$116.6	$12.5	$10.5	$1,593.0
Cost of sales	96.6	14.1	28.1	15.0	8.0	5.3	13.0	180.1
Gross profit (loss)	$521.1	$304.1	$244.8	$229.6	$108.6	$7.2	$(2.5)	$1,412.9

2024
Total revenues	$485.8	$284.9	$275.3	$213.3	$110.1	$12.1	$11.1	$1,392.6
Cost of sales	70.9	17.3	20.7	15.1	7.4	5.2	14.1	150.7
Gross profit (loss)	$414.9	$267.6	$254.6	$198.2	$102.7	$6.9	$(3.0)	$1,241.9
(1) Total revenues and cost of sales include both the drug product and the respective inhalation device.
(2) Total revenues and cost of sales include sales of infusion devices, including the Remunity Pump.

Quarterly Report	19

Part I. Financial Information
Geographic revenues are determined based on the country to which our products are shipped. Total revenues from external customers in the United States and rest-of-world (ROW) for each of our commercial products were as follows (in millions):

	Three Months Ended June 30,
	2025			2024
	U.S.	ROW	Total	U.S.	ROW	Total
Net product sales:
Tyvaso DPI(1)	$314.8	$0.4	$315.2	$258.3	$—	$258.3
Nebulized Tyvaso(1)	140.5	13.9	154.4	130.2	9.7	139.9
Total Tyvaso	455.3	14.3	469.6	388.5	9.7	398.2
Remodulin(2)	113.7	21.0	134.7	122.5	24.8	147.3
Orenitram	123.9	—	123.9	107.1	—	107.1
Unituxin	55.4	3.0	58.4	46.8	4.9	51.7
Adcirca	6.5	—	6.5	5.7	—	5.7
Other	5.0	0.5	5.5	4.6	0.3	4.9
Total revenues	$759.8	$38.8	$798.6	$675.2	$39.7	$714.9

	Six Months Ended June 30,
	2025			2024
	U.S.	ROW	Total	U.S.	ROW	Total
Net product sales:
Tyvaso DPI(1)	$617.3	$0.4	$617.7	$485.8	$—	$485.8
Nebulized Tyvaso(1)	279.1	39.1	318.2	263.9	21.0	284.9
Total Tyvaso	896.4	39.5	935.9	749.7	21.0	770.7
Remodulin(2)	233.9	39.0	272.9	230.8	44.5	275.3
Orenitram	244.6	—	244.6	213.3	—	213.3
Unituxin	112.3	4.3	116.6	100.2	9.9	110.1
Adcirca	12.5	—	12.5	12.1	—	12.1
Other	9.7	0.8	10.5	10.6	0.5	11.1
Total revenues	$1,509.4	$83.6	$1,593.0	$1,316.7	$75.9	$1,392.6
(1) Net product sales include both the drug product and the respective inhalation device.
(2) Net product sales include sales of infusion devices, including the Remunity Pump.
We recorded revenue from two distributors in the United States that exceeded ten percent of total revenues. Revenue from these two distributors as a percentage of total revenues is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Distributor 1	51%	51%	51%	51%
Distributor 2	36%	36%	35%	35%
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

20	United Therapeutics, a public benefit corporation

Part I. Financial Information
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
The court granted Sandoz’s motion for summary judgment with respect to Sandoz’s breach of contract claim. The issue of what, if any, damages Sandoz is entitled to based on the court’s decision on the contract claim went to trial on April 29, 2024, and the court heard closing arguments on June 4, 2024. The trial was limited to determining the amount of damages under the breach of contract claim. The court issued an opinion on September 6, 2024, but did not determine the amount of damages with specificity. The court directed the parties to confer about the amount of damages based on the opinion and submit a proposed judgment with an amount of damages based on the factual findings in the opinion. On October 7, 2024, the parties submitted to the court their respective positions on damages. On November 1, 2024, the court entered a final judgment in favor of Sandoz, ordering us to pay to Sandoz (a) approximately $61.6 million in damages; (b) prejudgment interest in the amount of approximately $9.0 million; and (c) post-judgment interest. All parties have appealed the final judgment, including the court’s March 30, 2022 summary judgment decision. The appeal is pending before the U.S. Court of Appeals for the Third Circuit, and we expect oral argument to take place this year.
We accrued a liability of $71.1 million during 2024, and an additional $1.5 million through the second quarter of 2025, reflecting, in the aggregate, the damages and pre-judgment interest amounts awarded in the final judgment, as well as post-judgment interest accrued through June 30, 2025. We currently do not expect that the amount of any loss in excess of these accruals would be material to our financial results; however, the amount ultimately payable, if any, could be higher or lower than this amount depending on the amount of post judgment interest, and the outcome of appeals. We recorded this liability within other non-current liabilities in our consolidated balance sheets.
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
Litigation with Liquidia Technologies, Inc.
Since March 2020, we have been engaged in litigation with Liquidia Technologies, Inc. (Liquidia) regarding its efforts to obtain FDA approval for Yutrepia®, a dry powder inhalation formulation of treprostinil. That litigation has included two petitions for inter partes review (IPR) filed by Liquidia with the Patent Trial and Appeal Board (PTAB) of the U.S. Patent and Trademark Office (USPTO), as well as multiple lawsuits we have brought alleging infringement by Liquidia of several of our patents. Most of these cases have now been finally resolved, and Liquidia received final approval from the FDA to market Yutrepia to treat PAH and PH-ILD in May 2025, and launched commercial sales in June 2025.
We have an ongoing patent infringement lawsuit against Liquidia, which was originally filed on September 5, 2023 in the U.S. District Court for the District of Delaware, alleging infringement of U.S. Patent No. 10,716,793 (the ’793 patent), a patent related to Tyvaso with an expiration date in May 2027 that was later invalidated as a result of an IPR proceeding, and therefore is no longer at issue in this litigation. On November 30, 2023, we filed an amended complaint to assert a new patent: U.S. Patent No. 11,826,327 (the ’327 patent), which expires February 3, 2042, and is now the only patent remaining at issue in the case. The claims of the ’327 patent generally cover improving exercise capacity in patients suffering from PH-ILD by inhaling treprostinil at specific dosages. Trial took place in June 2025, and the parties are engaged in post-trial briefing, which is scheduled to be completed in early August 2025. If we prevail in this lawsuit, we believe that we will be entitled to a court order requiring Liquidia to remove the PH-ILD indication from Yutrepia’s product labeling, and that we may also be entitled to damages.
In June 2021, we filed a motion in one of our earlier patent cases against Liquidia in the U.S. District Court for the District of Delaware to file an amended complaint adding trade secret misappropriation claims against Liquidia and a former Liquidia executive, Dr. Robert Roscigno. The court denied the motion based on a finding that adding the additional claims would impact the case schedule. Thus, we filed those claims as a separate case against Liquidia and Dr. Roscigno in North Carolina state court. Discovery is complete. On January 5, 2024, Dr. Roscigno filed a motion for summary judgment, which was denied on July 31, 2024. On July 3, 2024, Liquidia filed a motion for summary judgment, which was denied on July 23, 2025. We filed a new complaint on May 29, 2024, to commence a separate, related case against Liquidia and Dr. Roscigno in North Carolina

Quarterly Report	21

Part I. Financial Information
state court, which includes a claim for breach of contract. Liquidia moved to dismiss the new case, and the court denied that motion. On June 24, 2025, Liquidia filed an interlocutory notice of appeal of the decision denying its motion to dismiss. That appeal is pending, and no action has been taken beyond the filing of the notice of appeal.
On April 21, 2025, Liquidia filed a lawsuit against us in the U.S. District Court for the Middle District of North Carolina, alleging that Tyvaso DPI infringes U.S. Patent No. 10,898,494. This patent’s claims are directed to the treatment of pulmonary hypertension by administering specified amounts of treprostinil via a dry powder inhaler in a specified number of breaths. The patent expires May 5, 2037. Liquidia seeks damages and attorneys’ fees. We filed a motion to dismiss or, alternatively, a motion to stay the case based on the argument that we co-own the asserted patent based on Liquidia’s and Dr. Roscigno’s alleged trade secret misappropriation subject to the pending North Carolina state court litigation. That motion is pending. On May 9, 2025, we filed a lawsuit against Liquidia in the U.S. District Court for the Middle District of North Carolina, alleging that Yutrepia infringes U.S. Patent No. 11,357,782. This patent claims a method of treating pulmonary hypertension using inhaled treprostinil delivered using a specified dosage regimen. The patent expires May 14, 2027. We moved for a preliminary injunction, but the court denied that motion. Liquidia moved to dismiss or, alternatively, transfer the case to the U.S. District Court for the District of Delaware. That motion is pending.
We plan to continue to vigorously enforce our intellectual property rights related to Tyvaso DPI and Nebulized Tyvaso. In addition, we intend to vigorously defend ourselves against the claims made by Liquidia in its patent infringement lawsuit against us, which we believe are without merit.
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
On August 16, 2024, the FDA (1) confirmed that it was permitting Liquidia to add the PH-ILD indication to its pending Yutrepia NDA by amendment rather than requiring a new NDA and provided an explanation for that decision; and (2) granted Liquidia tentative approval for its Yutrepia NDA, including the PAH and PH-ILD indications. The FDA granted tentative rather than final approval because it determined that we were entitled to a period of exclusivity based on a clinical trial that we conducted to obtain approval for the PH-ILD indication, and that this exclusivity barred final approval of Liquidia’s product until expiration of exclusivity in May 2025. Following the FDA’s decisions, we voluntarily dismissed our case against the FDA.
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
On April 17, 2025, we filed a motion for preliminary injunction on our cross-claim related to the PH-ILD indication that the FDA allowed Liquidia to pursue in an NDA amendment. The court denied the motion and later granted motions by Liquidia and FDA to dismiss our claims. No appeal was filed.
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

22	United Therapeutics, a public benefit corporation

Part I. Financial Information
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
•Our ability to maintain attractive pricing and reimbursement levels for our products, in light of increasing competition, including from generic products, and pressure from government and other payers to decrease the costs associated with healthcare, including the potential impact of the Inflation Reduction Act of 2022 (IRA) on our business and President Trump’s most favored nation pricing initiative;
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
•The timing and outcome of ongoing litigation, including the lawsuit filed against us by Sandoz, Inc. (Sandoz) and Liquidia PAH, LLC (formerly known as RareGen, LLC) (RareGen); our patent and trade secret litigation with Liquidia Technologies, Inc. (Liquidia) related to Yutrepia; Liquidia’s patent lawsuit against us related to Tyvaso DPI; and our litigation with Humana Inc., United Healthcare Services, Inc., MSP Recovery Claims, Series LLC, and related entities;
•The impact of competing therapies on sales of our commercial products, including the impact of generic versions of Remodulin; established therapies such as Uptravi®; and therapies such as Merck’s Winrevair™ and Liquidia’s recently-approved Yutrepia;
•The expectation that we will be able to manufacture sufficient quantities and maintain adequate inventories of our commercial products, through both our in-house manufacturing capabilities and third-party manufacturing sites (including our plans to expand manufacturing capacity for Tyvaso DPI);
•Expectations regarding the amount and timing of capital expenditures to construct new facilities to support our product development and commercialization efforts, including our xenotransplantation-related facilities;
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
•Nebulized Tyvaso, a nebulized liquid inhaled formulation of treprostinil, approved by the FDA to improve exercise ability in patients with PAH. Nebulized Tyvaso was also approved by the FDA in March 2021 to improve exercise ability in patients with PH-ILD. In addition, marketing authorization applications for Nebulized Tyvaso to treat PAH and/or PH-ILD have also been approved in other countries including Argentina, Israel, and Japan, with applications pending in various other countries in Latin America, Asia, and the Middle East.
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
•Adcirca, an oral immediate-release tablet form of the PDE-5 inhibitor tadalafil, approved by the FDA to improve exercise ability in PAH patients. We sell Adcirca under an in-license from Eli Lilly and Company (Lilly) that expires December 31, 2026.
Revenues
Our total revenues consist primarily of sales of the commercial products noted above, including the delivery devices (in the case of Tyvaso DPI, Nebulized Tyvaso, and Remodulin). We have entered into separate, non-exclusive distribution agreements with Accredo Health Group, Inc. and its affiliates (Accredo) and Caremark, L.L.C. (CVS Specialty) to distribute Tyvaso DPI, Nebulized Tyvaso, Remodulin, the Remunity Pump, and Orenitram in the United States, and we have entered into an exclusive distribution agreement with Cencora Global Procurement Ltd., an affiliate of Cencora, Inc. (formerly known as AmerisourceBergen Corporation), to distribute Unituxin in the United States. We also sell Nebulized Tyvaso, Remodulin, and Unituxin to distributors internationally. We sell Adcirca through Lilly’s pharmaceutical wholesale network. To the extent we have increased the price of any of these products, increases have typically been in the single-digit percentages per year, except for Adcirca, the price of which is set solely by Lilly. We also derive revenues from the sale of commercial ex vivo lung perfusion services, which are presented under Other within Note 11—Segment Information to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
We settled litigation with Sandoz related to its abbreviated new drug application (ANDA) seeking FDA approval to market a generic version of Remodulin, and in March 2019, Sandoz announced the availability of its generic product in the United States. We have also entered into similar settlement agreements with other generic companies, some of which have also launched sales of generic versions of Remodulin. Through June 30, 2025, we have seen limited erosion of Remodulin sales as a result of generic treprostinil competition in the United States. We are currently engaged in litigation with Sandoz and its marketing partner, RareGen (now a subsidiary of Liquidia Corporation, the parent company of Liquidia), related to the infusion devices used to administer Remodulin subcutaneously. We understand that generic treprostinil was initially launched

Quarterly Report	25

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
Liquidia—Yutrepia
In May 2025, Liquidia obtained final FDA approval to market Yutrepia, a dry powder formulation of treprostinil for inhalation, to treat PAH and PH-ILD. Liquidia announced that it launched sales of Yutrepia in June 2025. The Yutrepia new drug application (NDA) was submitted under the 505(b)(2) regulatory pathway with Nebulized Tyvaso as the reference listed drug. Yutrepia competes directly with Tyvaso DPI, Nebulized Tyvaso, and our other treprostinil-based products.
We are engaged in patent litigation with Liquidia concerning Yutrepia. Specifically, we allege that Yutrepia infringes a patent we own covering the treatment of PH-ILD to improve exercise capacity in patients suffering from PH-ILD by inhaling treprostinil at specific dosages (the PH-ILD patent). If we are successful in this litigation, we believe Liquidia will be required to remove PH-ILD as a labeled indication for Yutrepia until the expiration of our patent in February 2042. We are also engaged in litigation with Liquidia alleging trade secret misappropriation. In this case, we allege that a former executive of ours misappropriated trade secrets related to Tyvaso when he utilized them as an executive of Liquidia to aid in the development of Yutrepia. Finally, we are engaged in separate litigation against Liquidia alleging that Yutrepia infringes a patent that claims a method of treating pulmonary hypertension using inhaled treprostinil delivered in a specified dosage using a specified dosage regimen. This patent expires in May 2027.
Liquidia has also sued us, alleging infringement of a patent with claims directed to the treatment of pulmonary hypertension by administering specified amounts of treprostinil via a dry powder inhaler in a specified number of breaths. We filed a motion to dismiss or, alternatively, a motion to stay, the case based on the argument that we co-own the asserted patent based the alleged trade secret misappropriation discussed above.
For further details regarding these and other litigation matters involving Liquidia and Yutrepia, please see Note 12—Litigation, to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
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

26	United Therapeutics, a public benefit corporation

Part I. Financial Information
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
Research and Development
Our research and development expenses primarily include costs associated with the research and development of new products, new indications for existing products, and various post-marketing research activities. These costs also include share-based compensation and salary-related expenses for research and development functions, professional fees for preclinical and clinical studies, costs associated with clinical manufacturing, facilities-related expenses, regulatory costs, and costs associated with payments to third-party contract manufacturers before FDA approval of the relevant product. Expenses also include costs for third-party arrangements, including upfront fees and milestone payments required under license arrangements for therapies under development. We do not track fully-burdened research and development expenses by individual product candidate.
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
Share-Based Compensation
Historically, we granted awards under our Share Tracking Awards Plan (the STAP). Issuance of awards under this plan was discontinued in 2015 and all remaining outstanding STAP awards were exercised during the first quarter of 2025. Currently, we grant stock options and restricted stock units under the United Therapeutics Corporation Amended and Restated 2015 Stock Incentive Plan (the 2015 Plan), and restricted stock units under our 2019 Inducement Stock Incentive Plan (the 2019 Inducement Plan). The grant date fair values of stock options and restricted stock units are recognized as share-based compensation expense ratably over their vesting periods.
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

Quarterly Report	27

Part I. Financial Information
Select Pipeline Programs

Product	Mode of Administration	Indication	Current Status STUDY NAME	Our Territory
Nebulized Tyvaso (treprostinil)	Inhaled	IPF	Phase 3 TETON 1 and TETON 2 studies	Worldwide
Nebulized Tyvaso (treprostinil)	Inhaled	PPF	Phase 3 TETON PPF study	Worldwide
Ralinepag (IP receptor agonist)	Oral	PAH	Phase 3 ADVANCE OUTCOMES study	Worldwide
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
In February 2025, the data monitoring committee for the TETON 1 and TETON 2 studies completed a routine, unblinded safety review of data from over 1,100 patients enrolled in these studies, and unanimously recommended continuation of both trials without modification. We anticipate announcing topline data from the TETON 2 study in September 2025, and from the TETON 1 study during the first half of 2026.
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

28	United Therapeutics, a public benefit corporation

Part I. Financial Information
remained stable in their functional class. Additionally, hemodynamic measures (metrics to measure how well the heart is working) taken either one or two years after entering the OLE study demonstrated significant improvements (p=0.05) in both median PVR and mean pulmonary arterial pressure (the pressure in the blood vessels connecting the heart).
In June 2025, we concluded enrollment of the ADVANCE OUTCOMES study, which is a phase 3, event-driven clinical trial of an extended-release formulation of ralinepag in PAH patients with a primary endpoint of time to first clinical worsening event. ADVANCE OUTCOMES is a global, multi-center, placebo-controlled trial that includes patients on approved oral background PAH therapies. We expect to continue accruing clinical worsening events in this study through the end of 2025, and release topline data from the study in the first half of 2026. In October 2023, the data monitoring committee for the ADVANCE OUTCOMES study completed a routine, unblinded safety review of data from nearly 510 patients enrolled in the study, and unanimously recommended continuation of the trial without modification.
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
In December 2024, we submitted an Investigational New Drug application (IND) to the FDA related to our UKidney product. In January 2025, the FDA cleared this IND, which enables us to commence a clinical trial. This study, which we refer to as the EXPAND study, is expected to enroll an initial cohort of six end-stage renal disease (ESRD) patients, expanding to up to 50 participants, and we intend to use the results of this study to support a Biologics License Application (BLA) with the FDA. This study is designed as a combination phase 1/2/3 trial (sometimes referred to as a “phaseless” study) to evaluate safety and

Quarterly Report	29

Part I. Financial Information
efficacy seamlessly without moving through separate phase 1, phase 2, and phase 3 studies that are typically associated with conventional drug approvals.
Based on recent FDA interactions, we do not intend to conduct further preclinical animal studies of our UThymoKidney and UHeart products. As such, in July 2025, we submitted an IND to the FDA related to our anticipated EXTEND clinical study of our UThymoKidney product. Upon clearance of this IND, we intend to conduct a study of this product similar in size and scope to the EXPAND study of our UKidney product. We are also preparing to submit an IND for a clinical study of our UHeart product, which we refer to as the EXPRESS study, in the near term.
In February 2024, we inaugurated a designated pathogen-free (DPF) facility in Virginia and began populating the facility with animals during the first quarter of 2024. We expect this DPF facility to supply xenografts compliant with FDA current Good Manufacturing Practices (cGMP) for human clinical trials, with a target capacity of up to 125 organs per year. In 2024, we acquired land in Minnesota where we are constructing a second DPF facility for redundancy, and to support breeding of animals for future commercial use. In March 2025, we purchased land near Houston, Texas, where we are constructing a third DPF facility. While we believe these DPF facilities will be capable of producing organs for commercial use, we are planning to build additional and potentially larger cGMP DPF facilities for commercial use. While these projects will be capital-intensive, the timing and volume of these expenditures will be staggered and paced in a manner intended to balance our need to address market demand as soon as possible following FDA approval with the need to defer the most significant capital expenditures until we achieve certain clinical trial milestones.
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
•Second Successful Transplantation of a Porcine Kidney. In November 2024, surgeons at NYU Langone Health successfully transplanted a UKidney into a living patient under an FDA authorization for compassionate use. In March 2025, the patient developed an infection unrelated to the transplant that led to the reduction of immunosuppression drugs and the rejection of the organ. As a result, the UKidney was removed and the patient returned to dialysis. The UKidney performed well for over four months.
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

30	United Therapeutics, a public benefit corporation

Part I. Financial Information
Regenerative Medicine, Bio-Artificial Organ Alternatives, and 3D Bioprinting of Organ Alternatives
•Miromatrix. In December 2023, we acquired Miromatrix Medical Inc. (Miromatrix), a company based in Minnesota focused on the development of new technologies for generating manufactured kidneys and liver alternatives composed of human primary cells. The Miromatrix external liver assist product, called miroliverELAP®, uses a decellularized porcine liver matrix that has been seeded with human-derived cells and an extracorporeal blood circuit to maintain liver support in patients experiencing acute liver failure. Miromatrix first used its decellularization technology to successfully develop two acellular products, MiroMesh® and MiroDerm®, which received FDA 510(k) clearance for hernia repair and wound care applications, respectively, and which were later spun off by Miromatrix. In October 2024, Miromatrix initiated screening of patients for a phase 1 study of miroliverELAP in patients with acute liver failure, which is the first human clinical trial of a manufactured organ alternative. In June 2025, Miromatrix enrolled the first patient in this study. Miromatrix is also developing miroliver®, a fully implantable manufactured liver alternative product, and mirokidney®, a fully implantable manufactured kidney alternative product, both of which are based on decellularized porcine organ scaffolds that have been reseeded with human-derived cells. Initially the Miromatrix products are intended to be made with cells from a human donor other than the recipient (also called “allogeneic” cells), requiring the use of standard immunosuppression protocols. Future versions may be based on the patient’s own cells (known as “autologous” cells), reducing or eliminating the need for immunosuppression drugs.
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
Ex Vivo Lung Perfusion
Our ex vivo lung perfusion (EVLP) program uses the first FDA-approved acellular EVLP technology on the market, the XVIVO Perfusion System (XPS™) with Steen Solution™ Perfusate, to offer the only commercially-available centralized EVLP service in the United States. EVLP technology increases the number of transplantable lungs by giving surgeons the ability to assess the function of donor lungs to determine if the lungs are suitable for transplantation. This allows for the transplantation of lungs that would have otherwise not been transplanted. Centralized EVLP services make EVLP available to small and large transplant centers and remove barriers to the transplantation process to optimize organ utilization and increase the supply of transplantable lungs.
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
Over 600 patients have received lung transplants following use of our centralized EVLP service.
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

Quarterly Report	31

Part I. Financial Information
support our efforts to develop and certify zero-emission, hydrogen-electric powered helicopters based on Robinson’s R44 and R66 helicopter models. In March 2025, we completed what we believe was the world’s first successful test flight of a piloted hydrogen-powered helicopter at our test and development facility located in Quebec.
Future Prospects
We anticipate that revenue growth over the near-term will be driven primarily by: (1) continued growth in sales of Tyvaso DPI; (2) continued growth in the number of PH-ILD patients prescribed Tyvaso DPI and Nebulized Tyvaso; (3) continued growth in the number of patients prescribed Orenitram; and (4) modest price increases for some of our products. We believe that additional revenue growth in the medium- and longer-term will be driven by new products, new indications for existing products, and new devices to deliver our existing products, as described above under Research and Development.
Our ability to achieve our objectives, grow our business, and maintain profitability will depend on many factors, including among others: (1) the timing and outcome of preclinical research, clinical trials, and regulatory approval applications for products we develop; (2) the timing and degree of our success in commercially launching new products; (3) the demand for our products; (4) the net price of our products and the reimbursement of our products by public and private health insurance organizations, including the impact on such net prices and reimbursement amounts as a result of the IRA and other government initiatives focused on drug pricing, and as a result of additional payer rebates; (5) the competition we face within our industry, including competition from generic companies, the recent launch of Yutrepia, and the potential launch of new therapies for PAH, PH-ILD, IPF, and/or PPF; (6) our ability to effectively manage our business in an increasingly complex legal and regulatory environment; (7) our ability to defend against challenges to our patents; and (8) the risks identified in Part II, Item 1A—Risk Factors, included in this Quarterly Report on Form 10-Q.
We have budgeted approximately $710 million for capital expenditures during the third quarter of 2025 through the end of 2027 to construct additional facilities to support the development and commercialization of our products and technologies. This amount is primarily dedicated to construction of a new Tyvaso DPI manufacturing facility in RTP; construction of DPF facilities in Stewartville, Minnesota and Houston, Texas; and property acquired in July 2025 for future growth on our RTP campus. We plan to fund these capital expenditures using cash on hand.
We anticipate our existing DPF facility in Virginia and the two planned DPF facilities in Minnesota and Texas will provide an initial commercial supply of our xeno-organ products if and when they are approved by the FDA. However, if our xeno-organ products are approved by the FDA, we likely will need to continue building additional DPF facilities to satisfy demand for these products. Additional DPF facilities will be very capital-intensive, but we expect they will be executed in stages, which will enable us to adjust the schedule (and anticipated cost) of construction depending on the progress of our clinical and regulatory activities.
We operate in a highly competitive market in which several large pharmaceutical companies control many of the available PAH therapies. These pharmaceutical companies are well established in the market and possess greater financial, technical, and marketing resources than we do. In addition, Yutrepia was approved by the FDA in May 2025 for treatment of PAH and PH-ILD, and the product was launched commercially in June 2025. While we have not seen a material impact of Yutrepia’s launch to date, our Tyvaso DPI net revenues could be materially impacted if Yutrepia gains significant market share or causes material price erosion.

32	United Therapeutics, a public benefit corporation

Part I. Financial Information
Results of Operations
Three and Six Months Ended June 30, 2025 and June 30, 2024
Revenues
The table below presents the components of total revenues (dollars in millions):

	Three Months Ended June 30,		Dollar Change	Percentage Change	Six Months Ended June 30,		Dollar Change	Percentage Change
	2025	2024			2025	2024
Net product sales:
Tyvaso DPI(1)	$315.2	$258.3	$56.9	22%	$617.7	$485.8	$131.9	27%
Nebulized Tyvaso(1)	154.4	139.9	14.5	10%	318.2	284.9	33.3	12%
Total Tyvaso	469.6	398.2	71.4	18%	935.9	770.7	165.2	21%
Remodulin(2)	134.7	147.3	(12.6)	(9)%	272.9	275.3	(2.4)	(1)%
Orenitram	123.9	107.1	16.8	16%	244.6	213.3	31.3	15%
Unituxin	58.4	51.7	6.7	13%	116.6	110.1	6.5	6%
Adcirca	6.5	5.7	0.8	14%	12.5	12.1	0.4	3%
Other	5.5	4.9	0.6	12%	10.5	11.1	(0.6)	(5)%
Total revenues	$798.6	$714.9	$83.7	12%	$1,593.0	$1,392.6	$200.4	14%
(1)Net product sales include both the drug product and the respective inhalation device.
(2)Net product sales include sales of infusion devices, including the Remunity Pump.
Total Tyvaso net product sales grew 18% to $469.6 million for the three months ended June 30, 2025, and 21% to $935.9 million for the six months ended June 30, 2025, as compared to $398.2 million and $770.7 million for the same periods in 2024, respectively. Tyvaso DPI net product sales increased for the three and six months ended June 30, 2025, as compared to the same periods in 2024, due to an increase in quantities sold of $54.6 million and $149.1 million, respectively and, to a lesser extent, a price increase, partially offset by higher gross-to-net revenue deductions. The increase in Tyvaso DPI quantities sold was primarily due to continued growth in the number of patients following the product’s launch (including growth in utilization by PH-ILD patients) and, to a lesser extent, increased commercial utilization following the implementation of the Medicare Part D benefit redesign under the Inflation Reduction Act. Nebulized Tyvaso net product sales increased for the three and six months ended June 30, 2025, as compared to the same periods in 2024, primarily due to higher quantities sold and, to a lesser extent, a price increase. The increase in quantities sold for the six months ended June 30, 2025 was primarily driven by the timing of orders by an international distributor in the first quarter of 2025 and does not precisely reflect trends in underlying patient demand.
Orenitram net product sales increased for the three and six months ended June 30, 2025, as compared to the same periods in 2024, due to an increase in quantities sold of $10.6 million and $24.0 million, respectively and, to a lesser extent, a price increase, partially offset by higher gross-to-net revenue deductions. The increase in quantities sold was driven, at least in part, by increased commercial utilization following the implementation of the Medicare Part D benefit redesign under the Inflation Reduction Act.
We have entered into contracts with all of the major pharmacy benefit managers for Medicare Part D and commercial insurance plans, which provide rebates on utilization of Tyvaso DPI and, in some cases, Orenitram and Nebulized Tyvaso. We entered into these rebate agreements to encourage access to these therapies. Many of these rebates went into effect beginning in the second half of 2024, which have impacted our net revenues since such time by increasing gross-to-net deductions for the relevant products. These rebate contracts are effective at least through 2025.

Quarterly Report	33

Part I. Financial Information
The table below presents the breakdown of total revenues between the United States and rest-of-world (ROW) (in millions):

	Three Months Ended June 30,
	2025			2024
	U.S.	ROW	Total	U.S.	ROW	Total
Net product sales:
Tyvaso DPI(1)	$314.8	$0.4	$315.2	$258.3	$—	$258.3
Nebulized Tyvaso(1)	140.5	13.9	154.4	130.2	9.7	139.9
Total Tyvaso	455.3	14.3	469.6	388.5	9.7	398.2
Remodulin(2)	113.7	21.0	134.7	122.5	24.8	147.3
Orenitram	123.9	—	123.9	107.1	—	107.1
Unituxin	55.4	3.0	58.4	46.8	4.9	51.7
Adcirca	6.5	—	6.5	5.7	—	5.7
Other	5.0	0.5	5.5	4.6	0.3	4.9
Total revenues	$759.8	$38.8	$798.6	$675.2	$39.7	$714.9

	Six Months Ended June 30,
	2025			2024
	U.S.	ROW	Total	U.S.	ROW	Total
Net product sales:
Tyvaso DPI(1)	$617.3	$0.4	$617.7	$485.8	$—	$485.8
Nebulized Tyvaso(1)	279.1	39.1	318.2	263.9	21.0	284.9
Total Tyvaso	896.4	39.5	935.9	749.7	21.0	770.7
Remodulin(2)	233.9	39.0	272.9	230.8	44.5	275.3
Orenitram	244.6	—	244.6	213.3	—	213.3
Unituxin	112.3	4.3	116.6	100.2	9.9	110.1
Adcirca	12.5	—	12.5	12.1	—	12.1
Other	9.7	0.8	10.5	10.6	0.5	11.1
Total revenues	$1,509.4	$83.6	$1,593.0	$1,316.7	$75.9	$1,392.6
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

34	United Therapeutics, a public benefit corporation

Part I. Financial Information

	Three Months Ended June 30, 2025
	Rebates and Chargebacks	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, April 1, 2025	$158.8	$6.3	$1.3	$11.4	$177.8
Provisions attributed to sales in:
Current period	127.8	18.6	0.3	10.7	157.4
Prior periods	(3.5)	—	0.2	(0.1)	(3.4)
Payments or credits attributed to sales in:
Current period	(22.7)	(11.3)	—	(1.9)	(35.9)
Prior periods	(86.6)	(6.3)	(0.2)	(8.2)	(101.3)
Balance, June 30, 2025	$173.8	$7.3	$1.6	$11.9	$194.6

	Three Months Ended June 30, 2024
	Rebates and Chargebacks	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, April 1, 2024	$114.4	$5.5	$2.3	$8.9	$131.1
Provisions attributed to sales in:
Current period	85.2	16.3	0.3	10.1	111.9
Prior periods	(1.5)	—	(0.4)	(0.1)	(2.0)
Payments or credits attributed to sales in:
Current period	(9.6)	(10.7)	—	(3.0)	(23.3)
Prior periods	(72.7)	(5.5)	(0.3)	(6.5)	(85.0)
Balance, June 30, 2024	$115.8	$5.6	$1.9	$9.4	$132.7

	Six Months Ended June 30, 2025
	Rebates and Chargebacks	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, January 1, 2025	$140.8	$5.1	$2.2	$11.6	$159.7
Provisions attributed to sales in:
Current period	252.3	37.0	0.4	21.3	311.0
Prior periods	5.2	0.1	0.1	(0.4)	5.0
Payments or credits attributed to sales in:
Current period	(99.6)	(29.7)	—	(9.6)	(138.9)
Prior periods	(124.9)	(5.2)	(1.1)	(11.0)	(142.2)
Balance, June 30, 2025	$173.8	$7.3	$1.6	$11.9	$194.6

	Six Months Ended June 30, 2024
	Rebates and Chargebacks	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, January 1, 2024	$108.4	$5.3	$1.9	$10.4	$126.0
Provisions attributed to sales in:
Current period	167.1	31.1	0.7	20.1	219.0
Prior periods	(7.0)	—	(0.3)	(0.9)	(8.2)
Payments or credits attributed to sales in:
Current period	(63.2)	(25.5)	—	(10.9)	(99.6)
Prior periods	(89.5)	(5.3)	(0.4)	(9.3)	(104.5)
Balance, June 30, 2024	$115.8	$5.6	$1.9	$9.4	$132.7

Quarterly Report	35

Part I. Financial Information
Cost of Sales
The table below summarizes cost of sales by major category (dollars in millions):

	Three Months Ended June 30,		Dollar Change	Percentage Change	Six Months Ended June 30,		Dollar Change	Percentage Change
	2025	2024			2025	2024
Category:
Cost of sales	$86.6	$75.9	$10.7	14%	$178.2	$147.7	$30.5	21%
Share-based compensation expense(1)	1.0	1.9	(0.9)	(47)%	1.9	3.0	(1.1)	(37)%
Total cost of sales	$87.6	$77.8	$9.8	13%	$180.1	$150.7	$29.4	20%
(1)See Share-Based Compensation section below for discussion.
Cost of sales, excluding share-based compensation. Cost of sales for the three and six months ended June 30, 2025 increased as compared to the same periods in 2024, primarily due to an increase in: (1) royalty expense resulting from a growth in revenues; and (2) reserve expense resulting from increased production.
Research and Development
The table below summarizes the nature of research and development expense by major expense category (dollars in millions):

	Three Months Ended June 30,		Dollar Change	Percentage Change	Six Months Ended June 30,		Dollar Change	Percentage Change
	2025	2024			2025	2024
Category:
External research and development(1)	$62.4	$49.4	$13.0	26%	$119.6	$102.1	$17.5	17%
Internal research and development(2)	55.9	44.5	11.4	26%	104.2	89.4	14.8	17%
Share-based compensation expense(3)	8.1	8.6	(0.5)	(6)%	15.0	15.0	—	—%
Other(4)	7.6	37.1	(29.5)	(80)%	44.2	37.2	7.0	19%
Total research and development expense	$134.0	$139.6	$(5.6)	(4)%	$283.0	$243.7	$39.3	16%
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
Research and development, excluding share-based compensation. Research and development expense for the three months ended June 30, 2025 decreased as compared to the same period in 2024, primarily due to $36.0 million in upfront non-refundable license payments for drug delivery device technologies in 2024, partially offset by: (1) increased expenditures in 2025 related to manufactured organ and organ alternative projects; and (2) a $5.0 million milestone payment made in 2025 for drug delivery device technologies.
Research and development expense for the six months ended June 30, 2025 increased as compared to the same period in 2024, primarily due to: (1) an increase of $35.0 million related to milestone payments for drug delivery device technologies; (2) increased expenditures related to manufactured organ and organ alternative projects; and (3) $6.6 million related to adjustments to the fair value of contingent consideration obligations for manufactured organ and organ alternative projects, partially offset by $36.0 million in upfront non-refundable license payments for drug delivery device technologies in 2024.

36	United Therapeutics, a public benefit corporation

Part I. Financial Information
Selling, General, and Administrative
The table below summarizes selling, general, and administrative expense by major category (dollars in millions):

	Three Months Ended June 30,		Dollar Change	Percentage Change	Six Months Ended June 30,		Dollar Change	Percentage Change
	2025	2024			2025	2024
Category:
General and administrative(1)	$131.1	$113.0	$18.1	16%	$250.6	$216.1	$34.5	16%
Impairment of property, plant, and equipment (PP&E)	21.7	—	21.7	NM(2)	21.7	—	21.7	NM(2)
Sales and marketing	31.0	25.4	5.6	22%	57.6	48.6	9.0	19%
Share-based compensation expense(3)	28.7	39.2	(10.5)	(27)%	52.7	57.3	(4.6)	(8)%
Total selling, general, and administrative expense	$212.5	$177.6	$34.9	20%	$382.6	$322.0	$60.6	19%
(1)Excluding impairment of PP&E. See Impairment of PP&E section below.
(2)Calculation is not meaningful.
(3)See Share-Based Compensation below for discussion.
General and administrative, excluding impairment of PP&E and share-based compensation. General and administrative expense for the three and six months ended June 30, 2025 increased as compared to the same periods in 2024, primarily due to: (1) personnel expense due to growth in headcount; and (2) legal expenses related to litigation matters.
Impairment of PP&E. During the three and six months ended June 30, 2025, we recorded a $21.7 million impairment charge to write down the carrying value of certain PP&E.
Share-Based Compensation
The table below summarizes share-based compensation expense by major category (dollars in millions):

	Three Months Ended June 30,		Dollar Change	Percentage Change	Six Months Ended June 30,		Dollar Change	Percentage Change
	2025	2024			2025	2024
Category:
Stock options	$11.1	$8.1	$3.0	37%	$19.6	$13.8	$5.8	42%
Restricted stock units	26.0	19.2	6.8	35%	49.4	34.7	14.7	42%
STAP awards	—	21.9	(21.9)	(100)%	(0.8)	25.8	(26.6)	(103)%
Employee stock purchase plan	0.7	0.5	0.2	40%	1.4	1.0	0.4	40%
Total share-based compensation expense	$37.8	$49.7	$(11.9)	(24)%	$69.6	$75.3	$(5.7)	(8)%
The table below summarizes share-based compensation expense by line item in our consolidated statements of operations (dollars in millions):

	Three Months Ended June 30,		Dollar Change	Percentage Change	Six Months Ended June 30,		Dollar Change	Percentage Change
	2025	2024			2025	2024
Cost of sales	$1.0	$1.9	$(0.9)	(47)%	$1.9	$3.0	$(1.1)	(37)%
Research and development	8.1	8.6	(0.5)	(6)%	15.0	15.0	—	—%
Selling, general, and administrative	28.7	39.2	(10.5)	(27)%	52.7	57.3	(4.6)	(8)%
Total share-based compensation expense	$37.8	$49.7	$(11.9)	(24)%	$69.6	$75.3	$(5.7)	(8)%

Quarterly Report	37

Part I. Financial Information
The decrease in share-based compensation expense for the three and six months ended June 30, 2025, as compared to the same period in 2024, was primarily due to a decrease in STAP expense, as all remaining STAP awards were exercised during the first quarter of 2025. For more information, see Note 8—Share-Based Compensation to our consolidated financial statements.
Income Tax Expense
Income tax expense for the six months ended June 30, 2025 and 2024 was $200.2 million and $169.2 million, respectively. Our effective income tax rate (ETR) for the six months ended June 30, 2025 and 2024 was 24 percent and 22 percent, respectively. Our ETR for the six months ended June 30, 2025 increased compared to our ETR for the six months ended June 30, 2024, primarily due to a decrease in excess tax benefits from share-based compensation.
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
On July 25, 2025, our board authorized the repurchase of $1.0 billion of our outstanding common stock. This authorization expires on March 31, 2026.
Financial Condition, Liquidity, and Capital Resources
We have funded our operations principally through sales of our commercial products and, from time-to-time, third-party financing arrangements. We believe that our current sources of liquidity are sufficient to fund ongoing operations and future business plans as we expect aggregate growth in revenues from our commercial products. Furthermore, our customer base remains stable, and we believe that it presents minimal credit risk. However, any projections of future cash flows are inherently subject to uncertainty, and we may seek other forms of financing. In April 2025, we entered into a credit agreement (the 2025 Credit Agreement), which provides for an unsecured revolving credit facility of up to $2.5 billion. Our outstanding balance under the 2025 Credit Agreement, which matures in 2030, was zero as of June 30, 2025. See Unsecured Revolving Credit Facilities below for further details.
Cash and Cash Equivalents and Marketable Investments
Cash and cash equivalents and marketable investments comprise the following (dollars in millions):

	June 30, 2025	December 31, 2024	Dollar Change	Percentage Change
Cash and cash equivalents	$1,593.1	$1,697.2	$(104.1)	(6)%
Marketable investments—current	1,455.6	1,569.8	(114.2)	(7)%
Marketable investments—non-current	1,917.7	1,475.3	442.4	30%
Total cash and cash equivalents and marketable investments	$4,966.4	$4,742.3	$224.1	5%

38	United Therapeutics, a public benefit corporation

Part I. Financial Information
Cash Flows
Cash flows comprise the following (dollars in millions):

	Six Months Ended June 30,		Dollar Change	Percentage Change
	2025	2024
Net cash provided by operating activities	$652.9	$608.7	$44.2	7%
Net cash (used in) provided by investing activities	$(464.6)	$655.3	$(1,119.9)	(171)%
Net cash used in financing activities	$(292.4)	$(1,116.0)	$823.6	74%
Operating Activities
Our operating assets and liabilities consist primarily of accounts receivable, inventories, accounts payable, accrued expenses, and tax-related payables and receivables.
The increase of $44.2 million in net cash provided by operating activities for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, was primarily due to an increase in net cash received due to the growth in sales of our commercial products.
Investing Activities
The increase of $1,119.9 million in net cash used in investing activities for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, was primarily due to: (1) a $1,061.5 million increase in cash used for total purchases, sales, and maturities of marketable investments; and (2) a $53.8 million increase in cash paid to purchase property, plant, and equipment.
Financing Activities
The decrease of $823.6 million in net cash used in financing activities for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, was primarily due to a $1.0 billion payment in 2024 to repurchase our common stock, partially offset by: (1) a $100.0 million increase in repayments on our line of credit; and (2) a $59.6 million decrease in proceeds from the exercise of stock options.
Unsecured Revolving Credit Facilities
In March 2022, we entered into a credit agreement (the 2022 Credit Agreement) with Wells Fargo, as administrative agent and a swingline lender, and various other lender parties, providing for: (1) an unsecured revolving credit facility of up to $1.2 billion; and (2) a second unsecured revolving credit facility of up to $800.0 million.
On April 25, 2025, we terminated the 2022 Credit Agreement and entered into the 2025 Credit Agreement, which provides for an unsecured revolving credit facility of up to $2.5 billion in the aggregate. On April 25, 2025, we borrowed $200.0 million under the 2025 Credit Agreement and used the funds to repay all outstanding indebtedness under the 2022 Credit Agreement in connection with its termination. During the three months ended June 30, 2025, we paid down the remaining $200.0 million balance under the 2025 Credit Agreement, which brought our aggregate outstanding balance to zero as of June 30, 2025. Refer to Note 7—Debt—2025 Credit Agreement to our consolidated financial statements.
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

Quarterly Report	39

Part I. Financial Information
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk has not materially changed since December 31, 2024.
Item 4. Controls and Procedures
Based on their evaluation, as of June 30, 2025, our Chairperson and Chief Executive Officer and our Chief Financial Officer and Treasurer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, summarized, processed, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chairperson and Chief Executive Officer and our Chief Financial Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

40	United Therapeutics, a public benefit corporation

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
To obtain approvals from the FDA and international regulatory agencies to sell new products, to expand the product labeling for our existing products, or launch new delivery devices for our existing products, we must conduct clinical trials demonstrating that our products are safe and effective. Regulators have substantial discretion over the approval process. Regulators may require us to amend ongoing trials or perform additional trials, which have in the past and could in the future result in significant delays and additional costs and may be unsuccessful. Delays and costs associated with regulatory requirements to change or add trials have sometimes caused us to discontinue efforts to develop a particular product, and may do so again in the future. If our clinical trials are not successful, or we fail to address identified deficiencies adequately, we will not obtain required approvals to market the new product or new indication. We cannot predict with certainty how long it will take, or how much it will cost, to complete necessary clinical trials or obtain regulatory approvals of our current or future products. The time and cost needed to complete clinical trials and obtain regulatory approvals varies by product, indication, and country. In addition, failure to obtain, or delays in obtaining, regulatory approval has in the past and could in the future require us to recognize impairment charges.
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

Quarterly Report	41

Part II. Other Information
Numerous treatments compete with our commercial therapies. For example, for the treatment of PAH, we compete with over fifteen branded and generic drugs. Sales of a generic version of Adcirca launched in August 2018 have had a material adverse impact on our sales of Adcirca. The availability of generic treprostinil injection in the United States could materially impact our revenues, and generic competition materially impacted our Remodulin revenues outside the United States. Our competitors are also developing numerous new products that may compete with ours, including products intended to treat PAH and/or PH-ILD. For example, Merck received approval for Winrevair (sotatercept-csrk) in March 2024, which competes with our treprostinil-based products. In addition, in May 2025 Liquidia received FDA approval of Yutrepia for PAH and PH-ILD, which now competes with our treprostinil-based products. Additional treatments, such as Insmed Corp.’s TPIP, are in late-stage clinical trials for treatment of PAH and/or PH-ILD. Each of these products could potentially materially adversely affect our revenues. There are also two therapies approved for the treatment of IPF, and we are aware of a significant number of additional therapies being developed for the treatment of IPF, which would compete with Tyvaso DPI and Nebulized Tyvaso if either of them is ultimately approved for that indication.
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
The commercial success of our products depends, in significant part, on coverage by governmental payers such as Medicare and Medicaid, and private insurance companies. A reduction in the availability or extent of reimbursement from domestic or foreign government health care programs could have a material adverse effect on our business and results of our operations. Government and commercial payers are increasingly attempting to limit the price of medicinal products and frequently challenge the pricing of new or expensive drugs. In many markets outside the United States, governments control the prices of prescription pharmaceuticals through the implementation of reference pricing, price cuts, rebates, revenue-related taxes, and profit control. Financial pressures may cause United States government payers and/or private health insurers to implement policies that would reduce reimbursement rates for our products, limit future price increases, cap reimbursement rates for pharmaceuticals to rates paid internationally, require the automatic substitution of generic products, demand more rigorous requirements for initial coverage for new products, implement step therapy policies that require patients to try other medicines, including generic products, before using our products, or take other similar steps that could make it more difficult for patients to access our products. See, for example, the discussion of the IRA in the risk factor below entitled Government healthcare reform and other reforms could adversely affect our revenue, costs, and results of operations.
Our prostacyclin analogue products (Tyvaso DPI, Nebulized Tyvaso, Remodulin, and Orenitram) and our oncology product (Unituxin) are expensive therapies. Specialty pharmacy distributors may not be able to obtain adequate reimbursement for our products from commercial and government payers to motivate them to support our products. Third-party payers may reduce the amount of reimbursement for our products based on changes in pricing of other therapies for the same disease or the development of new payment methodologies to cover and reimburse treatment costs, such as the use of cost-effectiveness research or value-based payment contracts. Third-party payers often encourage the use of less-expensive generic alternative therapies, which has materially impacted our Adcirca revenues and which may materially impact our Remodulin revenues and revenues from our other products if and when generic competitors come to market. Similarly, pricing and rebating strategies for competitive therapies could put pressure on us to reduce the prices of our products and/ or offer increased rebates to third-party payers. If commercial or government payers do not cover our products or limit payment rates, patients and physicians could choose competing products or products with lower out-of-pocket costs.
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

42	United Therapeutics, a public benefit corporation

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
•Unituxin is a chimeric monoclonal antibody that has stringent quality control and stability requirements. The drug substance manufacturing process involves a complex, multi-step cell culture and purification process. Many biologic products, including Unituxin, are particularly sensitive to the conditions under which they are manufactured. Supplier-driven changes to any of the raw materials or components used in the manufacture of Unituxin, such as discontinuation or alteration, could have unintended impacts on the quality and shelf life of Unituxin and may inhibit or prevent our ability to supply acceptable finished product in sufficient quantities or at all. Batches of Unituxin that fail to meet certain specifications cannot be sold into the market. We have a limited capacity to produce batches of Unituxin. If a sufficient number of batches fail, we could face a shortage of drug product. Furthermore, Unituxin has a limited shelf life, which impacts our ability to stockpile inventory at comparable levels to our other commercial products.
•Natural and man-made disasters (such as fires, contamination, power loss, hurricanes, earthquakes, flooding, terrorist attacks, and acts of war), disease outbreaks, and pandemics such as COVID-19 impacting our internal and third-party manufacturing sites could cause a supply disruption.
•The chemical, microbiological, and physical quality attributes of our products could be substandard and such products could not be sold or used or could be subject to recalls.
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
•We and our third-party manufacturers rely upon local municipalities to supply our facilities with clean water, which is subsequently processed into high purity water and used as a key ingredient for several of our commercial drug products. If local municipalities are unable to supply water that meets relevant quality standards, we and our third-party manufacturers may be unable to manufacture these products until such a situation is remediated.
•Our supply chain for raw materials and consumables extends worldwide and is complex. Suppliers based in China and Taiwan play a role in our supply chain to support our second- and third-tier suppliers. Political unrest or trade disputes

Quarterly Report	43

Part II. Other Information
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
•We are closely monitoring global military conflicts including those involving Ukraine and Israel. Although we do not directly source any raw materials or consumables from the directly impacted countries, our international suppliers and service providers in these regions could be impacted by extended conflicts or an escalation of these conflicts into neighboring countries.
•The cost of many key raw materials and consumables used in the manufacture of our products has increased due to significant inflationary pressure, and could increase further as a result of tariffs enacted by the Trump administration. Should the prices of raw materials and consumables further increase as a result of inflation or tariffs, we could see higher than average year-over-year increases in cost of goods sold. Tariffs could also cause a substantial increase in the material costs associated with our construction activities.
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
•In 2024 we inaugurated a designated pathogen-free facility (DPF) to produce our xenotransplantation products for human clinical studies. This facility houses gene-edited pigs in a highly controlled containment environment. This facility is a first of its kind, and unforeseen operational issues or disease outbreak amongst its herd could significantly impact the clinical development timelines for our xenotransplantation products. We have begun construction of two additional DPF facilities to mitigate operational risk and increase capacity. We will need to construct additional DPF facilities at significant expense in order to support the development and commercialization of our xenotransplantation products. If development of our xenotransplantation products fails or demand is significantly less than anticipated, we will not recoup our significant investment in these facilities. Conversely, prior to approval of our xenotransplantation products, we may not construct the number of facilities that we believe will ultimately be required to meet patient demand, which may delay our ability to meet demand when and if our xenotransplantation products are approved.
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

44	United Therapeutics, a public benefit corporation

Part II. Other Information
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
Our early-stage research and development involves animal testing required by regulatory authorities, which we conduct both directly and through contracts with third parties. Our organ manufacturing programs rely heavily on the use of animals to manufacture and test our products. Certain special interest groups categorically object to the use of animals for research purposes. Any negative attention, threats, or acts of vandalism directed against our animal research or manufacturing activities could impede the operation of our business.
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

Quarterly Report	45

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
In April 2025, the Trump administration announced a reduction in force at the U.S. Department of Health and Human Services, including layoffs at the FDA. These and other efforts to reduce the size of the FDA or its funding, combined with changes in FDA leadership, have begun to result in slower response times and/or longer review periods. If response and review delays persist and/or worsen, they could potentially impact our ability to timely progress our pipeline efforts or obtain regulatory approval for new products and new indications for existing products.
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

46	United Therapeutics, a public benefit corporation

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
Political, economic, and regulatory developments may lead to fundamental changes in the U.S. healthcare industry, particularly given the persistent criticism of prescription drug costs in the U.S. We expect there will continue to be legislative and regulatory proposals to change the healthcare system in ways that could adversely impact our ability to commercialize and to sell our products profitably. Even proposals or executive actions that ultimately are deemed unlawful could negatively impact the U.S. pharmaceutical sector and our business.
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
The Trump administration has issued executive orders that address the pricing of pharmaceuticals in the United States and propose a so-called most favored nation pricing policy, which would tie the U.S. price of drugs to the lowest price in a group of other countries. While it is unclear whether and how the Trump proposals will be implemented, the Trump proposals are likely to have a negative impact on the pharmaceutical industry.

Quarterly Report	47

Part II. Other Information
Individual U.S. states continue to consider and have enacted legislation to limit the growth of healthcare costs, including the cost of prescription drugs. A number of states have either implemented or are considering implementation of drug price transparency legislation. Requirements of pharmaceutical manufacturers under such laws include advance notice of planned price increases; reporting price increase amounts and factors considered in taking such increases; wholesale acquisition cost information disclosure to prescribers, purchasers, and state agencies; and new product notice and reporting. Other legislation establishes so-called prescription drug affordability boards that could impose price caps on specific drugs, while some states are also seeking to implement general, across-the-board price caps for pharmaceuticals, or are seeking to regulate drug distribution. These state legislative measures could limit the price or payment for certain drugs or could complicate the distribution of drugs. A number of states are authorized to impose civil monetary penalties or pursue other enforcement mechanisms against manufacturers who fail to comply with state law requirements, including the untimely, inaccurate, or incomplete reporting of drug pricing information under transparency obligations.
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
It is difficult to predict the impact, if any, that future federal or state legislation, or executive actions, might have on the use of and reimbursement for our products in the United States, such as the potential for the importation of generic versions of our products, for price caps under state laws, or for increased difficulties and costs related to the distribution of our products.
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

48	United Therapeutics, a public benefit corporation

Part II. Other Information
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

Quarterly Report	49

Part II. Other Information
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

50	United Therapeutics, a public benefit corporation

Part II. Other Information
alleging that they violate antitrust laws. Even in the absence of an FTC challenge, other governmental or private litigants may assert antitrust or other claims against us relating to such agreements. We have been sued by Sandoz for violating our settlement agreement with them and we have accrued a liability of $72.6 million in connection with such suit, reflecting the final judgment and post-judgment interest accrued through the end of June 2025, although our ultimate liability may be greater. Other actions against us in the future could result in significant monetary judgments and the imposition of other penalties against us. A U.S. patent for Adcirca for the treatment of pulmonary hypertension expired in November 2017, and FDA-conferred regulatory exclusivity expired in May 2018, leading to the launch of a generic version of Adcirca in August 2018. We have no issued patents or pending patent applications covering Unituxin. For further details, see Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Generic Competition and Challenges to our Intellectual Property Rights.
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
We also rely on trade secrets to protect our proprietary know-how and other confidential technological advances. Our confidentiality agreements with our employees and others to whom we disclose trade secrets and confidential information may not necessarily prevent our trade secrets from being used or disclosed without our authorization, as we allege happened in our lawsuit against Liquidia and Dr. Roscigno. These agreements may be difficult, time-consuming, and expensive to enforce or may not provide an adequate remedy in the event of unauthorized disclosure. If our trade secrets were lawfully obtained or independently developed by a competitor, we would have no right to prevent such third party, or those to whom they communicate such technology or information, from using that technology or information to compete with us, and our business and competitive position could be harmed.
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

Quarterly Report	51

Part II. Other Information
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

52	United Therapeutics, a public benefit corporation

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
•announcements regarding generic or other challenges to the intellectual property related to our products, the launch and successful commercialization of generic versions of our products or other competitive products, such as Yutrepia and TPIP, and the impact of competition from generic and other products on our revenues;
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

Quarterly Report	53

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
Our bylaws provide that, to the fullest extent permitted by law, unless we agree in writing to an alternative forum, (1) the Delaware Court of Chancery (or, if such court does not have, or declines to accept, jurisdiction, another state court or a federal court located in Delaware) will be the exclusive forum for any complaint asserting any internal corporate claims, including claims in the right of the corporation based upon a violation of a duty by a current or former director, officer, employee, or shareholder in such capacity, or as to which the Delaware General Corporation Law confers jurisdiction upon the Court of Chancery; and (2) the federal district courts will be the exclusive forum for any complaint asserting a cause of action arising under the Securities Act of 1933, as amended. The choice of forum provision may limit our shareholders’ ability to bring a claim in a forum that they find favorable for disputes with us or our directors, officers, or other employees, and may discourage such lawsuits. There is uncertainty as to whether a court would enforce this provision. If a court ruled the choice of forum provision was inapplicable or unenforceable in an action, we may incur additional costs to resolve such action in other jurisdictions. Our choice of forum provision is intended to apply to the fullest extent permitted by law to the above-specified types of actions and proceedings, including any derivative actions asserting claims under state law or the federal securities laws. Our shareholders will not be deemed, by operation of the choice of forum provision, to have waived our obligation to comply with all applicable federal securities laws and the rules and regulations thereunder.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the six months ended June 30, 2025, we did not (1) repurchase any of our outstanding equity securities; or (2) sell any of our equity securities in transactions that were not registered under the Securities Act of 1933, as amended.

54	United Therapeutics, a public benefit corporation

Part II. Other Information
Item 5. Other Information
(c)    Trading Plans
On May 2, 2025, Dr. Martine Rothblatt, our Chairperson and Chief Executive Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to exercise up to 294,000 stock options and sell the shares of our common stock received, subject to certain conditions. These stock options expire in March 2026.
On June 3, 2025, trusts beneficially owned by Michael Benkowitz, a Section 16 officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to exercise up to 576,940 stock options and sell the shares of common stock received, subject to certain conditions. These stock options expire in March 2027.
During the three months ended June 30, 2025, no director or Section 16 officer terminated any Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Quarterly Report	55

Part II. Other Information
Item 6. Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed October 1, 2021
3.2	Tenth Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed April 21, 2023
4.1	Reference is made to Exhibits 3.1 and 3.2
10.1
Credit Agreement, dated as of April 25, 2025, among the Registration, the lenders referred to therein, and Wells Fargo Bank, National Association, as administrative agent and as a swingline lender, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 28, 2025

10.2	United Therapeutics Corporation Amended and Restated 2015 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 27, 2025
10.3*	Eighth Amendment to Specialty Pharmacy Network Agreement, dated as of April 11, 2025, between the Registrant and Accredo Health Group, Inc.
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, filed with the SEC on July 30, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) our Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024; (2) our Consolidated Statements of Operations for the three- and six-month periods ended June 30, 2025 and 2024; (3) our Consolidated Statements of Comprehensive Income for the three- and six-month periods ended June 30, 2025 and 2024; (4) our Consolidated Statements of Stockholders’ Equity for the three- and six-month periods ended June 30, 2025 and 2024; (5) our Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2025 and 2024; and (6) the Notes to our Consolidated Financial Statements.

104*	Cover Page Interactive Data File (embedded within the iXBRL document)
*    Filed herewith.
Note: Except as otherwise noted above, all exhibits incorporated by reference to the Registrant’s previously filed reports with the Securities and Exchange Commission are filed under File No. 000-26301.

56	United Therapeutics, a public benefit corporation

Part II. Other Information
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED THERAPEUTICS CORPORATION

July 30, 2025	By:	/s/ MARTINE ROTHBLATT
Martine Rothblatt, Ph.D.
	Title:	Chairperson and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ JAMES C. EDGEMOND
James C. Edgemond
	Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Quarterly Report	57