Form 10-Q
period 2025-09-30
UNITED THERAPEUTICS Corp
filed 2025-10-29
CIK 1082554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2025
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☒
The number of shares outstanding of the issuer’s common stock, par value $.01 per share, as of October 22, 2025 was 43,056,599.

2	United Therapeutics, a public benefit corporation

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Consolidated Balance Sheets
(In millions, except share and per share data)

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,340.1	$1,697.2
Marketable investments	1,427.5	1,569.8
Accounts receivable, no allowance for 2025 and 2024	297.7	279.3
Inventories, net	176.5	157.9
Other current assets	252.2	169.7
Total current assets	3,494.0	3,873.9
Marketable investments	1,567.3	1,475.3
Goodwill and other intangible assets, net	116.7	111.9
Property, plant, and equipment, net	1,555.6	1,222.4
Deferred tax assets, net	354.9	458.4
Other non-current assets	262.6	222.1
Total assets	$7,351.1	$7,364.0
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$468.0	$344.5
Line of credit	—	300.0
Other current liabilities	78.3	93.6
Total current liabilities	546.3	738.1
Other non-current liabilities	214.6	181.9
Total liabilities	760.9	920.0
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01, 10,000,000 shares authorized, no shares issued	—	—
Common stock, par value $.01, 245,000,000 shares authorized, 75,708,024 and 74,997,896 shares issued, and 42,902,818 and 44,831,306 shares outstanding as of September 30, 2025 and December 31, 2024, respectively	0.8	0.8
Additional paid-in capital	2,658.7	2,698.9
Accumulated other comprehensive income (loss)	0.1	(3.4)
Treasury stock, 32,805,206 and 30,166,590 shares as of September 30, 2025 and December 31, 2024, respectively	(4,262.0)	(3,474.5)
Retained earnings	8,192.6	7,222.2
Total stockholders’ equity	6,590.2	6,444.0
Total liabilities and stockholders’ equity	$7,351.1	$7,364.0

See accompanying notes to consolidated financial statements.

Quarterly Report	3

Part I. Financial Information
Consolidated Statements of Operations
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)
Total revenues	$799.5	$748.9	$2,392.5	$2,141.5
Operating expenses:
Cost of sales	100.9	83.1	281.0	233.8
Research and development	127.5	103.5	410.5	347.2
Selling, general, and administrative	182.6	219.2	565.2	541.2
Total operating expenses	411.0	405.8	1,256.7	1,122.2
Operating income	388.5	343.1	1,135.8	1,019.3
Interest income	46.4	49.8	148.8	149.8
Interest expense	(3.0)	(10.1)	(16.4)	(35.0)
Other income, net	6.1	5.8	1.7	8.4
Total other income, net	49.5	45.5	134.1	123.2
Income before income taxes	438.0	388.6	1,269.9	1,142.5
Income tax expense	(99.3)	(79.5)	(299.5)	(248.7)
Net income	$338.7	$309.1	$970.4	$893.8
Net income per common share:
Basic	$7.73	$6.93	$21.76	$19.73
Diluted	$7.16	$6.39	$20.17	$18.43
Weighted average number of common shares outstanding:
Basic	43.8	44.6	44.6	45.3
Diluted	47.3	48.4	48.1	48.5

See accompanying notes to consolidated financial statements.

4	United Therapeutics, a public benefit corporation

Part I. Financial Information
Consolidated Statements of Comprehensive Income
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)
Net income	$338.7	$309.1	$970.4	$893.8
Other comprehensive income:
Foreign currency translation loss included in net income	—	—	—	2.4
Defined benefit pension plan:
Actuarial loss arising during period, net of tax	(1.0)	—	(3.8)	(0.5)
Actuarial gain and prior service cost included in net periodic pension cost, net of tax	(0.6)	(1.1)	(1.4)	(3.4)
Total defined benefit pension plan, net of tax	(1.6)	(1.1)	(5.2)	(3.9)
Available-for-sale debt securities:
Unrealized gain arising during period, net of tax	1.9	23.4	9.5	20.6
Realized (gain) loss included in net income, net of tax	(0.2)	—	(0.8)	1.1
Total gain on available-for-sale debt securities, net of tax	1.7	23.4	8.7	21.7
Other comprehensive income, net of tax	0.1	22.3	3.5	20.2
Comprehensive income	$338.8	$331.4	$973.9	$914.0
During the three and nine months ended September 30, 2025, the tax (benefit) expense in other comprehensive income was $(0.2) million and $(0.3) million, respectively, for the defined benefit pension plan and $0.7 million and $2.9 million, respectively, for the available-for-sale debt securities.
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

Part I. Financial Information
Consolidated Statements of Stockholders’ Equity
(In millions)

	Three Months Ended September 30, 2025
	(Unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Stockholders’ Equity
	Shares	Amount
Balance, July 1, 2025	75.4	$0.8	$2,793.4	$—	$(3,474.5)	$7,853.9	$7,173.6
Net income	—	—	—	—	—	338.7	338.7
Other comprehensive income, net of tax	—	—	—	0.1	—	—	0.1
Shares issued under employee stock purchase plan (ESPP)	—	—	4.3	—	—	—	4.3
Restricted stock units (RSUs) withheld for taxes	—	—	(0.5)	—	—	—	(0.5)
Share repurchase	—	—	(217.8)	—	(782.2)	—	(1,000.0)
Excise tax on net share repurchase	—	—	—	—	(5.3)	—	(5.3)
Exercise of stock options	0.3	—	40.2	—	—	—	40.2
Share-based compensation	—	—	39.1	—	—	—	39.1
Balance, September 30, 2025	75.7	$0.8	$2,658.7	$0.1	$(4,262.0)	$8,192.6	$6,590.2

	Three Months Ended September 30, 2024
	(Unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Stockholders’ Equity
	Shares	Amount
Balance, July 1, 2024	74.5	$0.7	$2,543.1	$(14.9)	$(3,443.5)	$6,611.8	$5,697.2
Net income	—	—	—	—	—	309.1	309.1
Other comprehensive income, net of tax	—	—	—	22.3	—	—	22.3
Shares issued under ESPP	—	—	3.8	—	—	—	3.8
RSUs withheld for taxes	—	—	(0.4)	—	—	—	(0.4)
Share repurchase	—	—	32.4	—	(32.4)	—	—
Excise tax on net share repurchase	—	—	—	—	0.6	—	0.6
Exercise of stock options	0.3	—	32.5	—	—	—	32.5
Share-based compensation	—	—	35.8	—	—	—	35.8
Balance, September 30, 2024	74.8	$0.7	$2,647.2	$7.4	$(3,475.3)	$6,920.9	$6,100.9

6	United Therapeutics, a public benefit corporation

Part I. Financial Information

	Nine Months Ended September 30, 2025
	(Unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2025	75.0	$0.8	$2,698.9	$(3.4)	$(3,474.5)	$7,222.2	$6,444.0
Net income	—	—	—	—	—	970.4	970.4
Other comprehensive income, net of tax	—	—	—	3.5	—	—	3.5
Shares issued under ESPP	—	—	9.2	—	—	—	9.2
RSUs withheld for taxes	—	—	(16.0)	—	—	—	(16.0)
Share repurchase	—	—	(217.8)	—	(782.2)	—	(1,000.0)
Excise tax on net share repurchase	—	—	—	—	(5.3)	—	(5.3)
Common stock issued for RSUs vested	0.1	—	—	—	—	—	—
Exercise of stock options	0.6	—	74.9	—	—	—	74.9
Share-based compensation	—	—	109.5	—	—	—	109.5
Balance, September 30, 2025	75.7	$0.8	$2,658.7	$0.1	$(4,262.0)	$8,192.6	$6,590.2

	Nine Months Ended September 30, 2024
	(Unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2024	73.7	$0.7	$2,549.0	$(12.8)	$(2,579.2)	$6,027.1	$5,984.8
Net income	—	—	—	—	—	893.8	893.8
Other comprehensive income, net of tax	—	—	—	20.2	—	—	20.2
Shares issued under ESPP	—	—	7.7	—	—	—	7.7
RSUs withheld for taxes	—	—	(11.9)	—	—	—	(11.9)
Share repurchase	—	—	(109.7)	—	(890.3)	—	(1,000.0)
Excise tax on net share repurchase	—	—	—	—	(5.8)	—	(5.8)
Common stock issued for RSUs vested	0.1	—	—	—	—	—	—
Exercise of stock options	1.0	—	126.8	—	—	—	126.8
Share-based compensation	—	—	85.3	—	—	—	85.3
Balance, September 30, 2024	74.8	$0.7	$2,647.2	$7.4	$(3,475.3)	$6,920.9	$6,100.9

See accompanying notes to consolidated financial statements.

Quarterly Report	7

Part I. Financial Information
Consolidated Statements of Cash Flows
(In millions)

	Nine Months Ended September 30,
	2025	2024
	(Unaudited)
Cash flows from operating activities:
Net income	$970.4	$893.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62.8	52.8
Share-based compensation expense	108.7	117.0
Impairment of property, plant, and equipment	21.7	—
Other	13.9	(21.7)
Changes in operating assets and liabilities:
Accounts receivable	(18.4)	(62.9)
Inventories	(36.1)	(35.3)
Accounts payable and accrued expenses	74.7	60.7
Other assets and liabilities	17.3	(18.5)
Net cash provided by operating activities	1,215.0	985.9
Cash flows from investing activities:
Purchases of property, plant, and equipment	(347.6)	(159.8)
Acquired lease intangible assets	(5.5)	—
Deposits	(15.5)	(22.5)
Purchases of available-for-sale debt securities	(2,885.1)	(1,167.6)
Maturities of available-for-sale debt securities	1,098.4	1,059.0
Sales of available-for-sale debt securities	1,861.6	831.8
Purchase of investment in privately-held company	(30.0)	(0.5)
Net cash (used in) provided by investing activities	(323.7)	540.4
Cash flows from financing activities:
Payments to repurchase common stock	(1,000.0)	(1,000.0)
Proceeds from line of credit	200.0	—
Repayment of line of credit	(500.0)	(300.0)
Excise tax paid on net share repurchase	(5.0)	—
Payments of debt issuance costs	(11.5)	(2.7)
Proceeds from the exercise of stock options	74.9	126.8
Proceeds from the issuance of stock under ESPP	9.2	7.7
RSUs withheld for taxes	(16.0)	(11.9)
Net cash used in financing activities	(1,248.4)	(1,180.1)
Net (decrease) increase in cash and cash equivalents	$(357.1)	$346.2
Cash and cash equivalents, beginning of period	1,697.2	1,207.7
Cash and cash equivalents, end of period	$1,340.1	$1,553.9
Supplemental cash flow information:
Cash paid for interest	$11.5	$33.0
Cash paid for income taxes	$262.3	$289.3
Non-cash investing and financing activities:
Non-cash additions to property, plant, and equipment	$92.2	$23.6
Measurement period adjustment to purchase price	$—	$(1.4)
Excise tax on net share repurchase	$5.3	$5.8

See accompanying notes to consolidated financial statements.

8	United Therapeutics, a public benefit corporation

Part I. Financial Information
Notes to Consolidated Financial Statements
September 30, 2025 (Unaudited)
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
In our management’s opinion, the accompanying consolidated financial statements contain all adjustments, including normal, recurring adjustments, necessary to fairly present our financial position as of September 30, 2025 and December 31, 2024, our statements of operations, comprehensive income, and stockholders’ equity for the three- and nine-month periods ended September 30, 2025 and 2024, and our statements of cash flows for the nine-month periods ended September 30, 2025 and 2024. Interim results are not necessarily indicative of results for an entire year. Certain prior year amounts have been reclassified to conform to the current year presentation. In the consolidated balance sheets, we reclassified the prior year amount within share tracking awards plan to other current liabilities to conform with the current period presentation.
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
3. Investments
Marketable Investments
Available-for-Sale Debt Securities
Available-for-sale debt securities are recorded at fair value, with the portion of the unrealized gains and losses that are not credit-related included as a component of accumulated other comprehensive income (loss) in stockholders’ equity, until realized. Available-for-sale debt securities consisted of the following (in millions):

As of September 30, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency securities	$2,407.3	$9.1	$(0.3)	$2,416.1
Corporate debt securities	599.1	3.8	—	602.9
Total	$3,006.4	$12.9	$(0.3)	$3,019.0

Reported under the following captions in our consolidated balance sheets:
Cash and cash equivalents	$44.6
Current marketable investments	1,407.1
Non-current marketable investments	1,567.3
Total	$3,019.0

As of December 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency securities	$2,473.7	$3.1	$(3.5)	$2,473.3
Corporate debt securities	568.0	1.9	(0.5)	569.4
Total	$3,041.7	$5.0	$(4.0)	$3,042.7

Reported under the following captions in our consolidated balance sheets:
Cash and cash equivalents	$21.5
Current marketable investments	1,545.9
Non-current marketable investments	1,475.3
Total	$3,042.7

The following tables present gross unrealized losses and fair value for those available-for-sale debt securities that were in an unrealized loss position as of September 30, 2025 and December 31, 2024, aggregated by investment category and length of time that the individual securities have been in a continuous loss position (in millions):

	Less than 12 months		12 months or longer		Total
As of September 30, 2025	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency securities	$289.2	$(0.3)	$78.6	$—	$367.8	$(0.3)
Corporate debt securities	8.8	—	2.6	—	11.4	—
Total	$298.0	$(0.3)	$81.2	$—	$379.2	$(0.3)

	Less than 12 months		12 months or longer		Total
As of December 31, 2024	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency securities	$947.3	$(3.3)	$341.1	$(0.2)	$1,288.4	$(3.5)
Corporate debt securities	75.0	(0.2)	82.0	(0.3)	157.0	(0.5)
Total	$1,022.3	$(3.5)	$423.1	$(0.5)	$1,445.4	$(4.0)

10	United Therapeutics, a public benefit corporation

Part I. Financial Information
As of September 30, 2025 and December 31, 2024, we held 94 and 227 available-for-sale debt securities, respectively, that were in an unrealized loss position. In assessing whether the decline in fair value as of September 30, 2025 of any of these securities resulted from a credit loss, we consulted with our investment managers and reviewed the credit ratings for each security. We believe that these unrealized losses are a direct result of the current interest rate environment and do not represent an indication of credit loss. We do not intend to sell the investments in unrealized loss positions prior to their maturity and it is not more likely than not that we will be required to sell these investments before recovery of their amortized cost basis. There were no impairments due to credit loss on our available-for-sale debt securities during the three and nine months ended September 30, 2025 and 2024.
The following table summarizes the contractual maturities of available-for-sale debt securities (in millions). Actual maturities may differ from contractual maturities because the issuers of certain of these debt securities have the right to call the securities or prepay their obligations under the securities with or without penalties.

	As of September 30, 2025
	Amortized Cost	Fair Value
Due within one year	$1,448.8	$1,451.7
Due in one to three years	1,557.6	1,567.3
Total	$3,006.4	$3,019.0
Investments in Equity Securities with Readily Determinable Fair Values
We held investments in equity securities with readily determinable fair values, in the aggregate, of $20.4 million and $23.9 million as of September 30, 2025 and December 31, 2024, respectively, which are included in current marketable investments in our consolidated balance sheets. Changes in the fair value of publicly-traded equity securities are recorded in our consolidated statements of operations within other income, net. See Note 4—Fair Value Measurements.
Investments in Privately-Held Companies
As of September 30, 2025 and December 31, 2024, we maintained non-controlling equity investments in privately-held companies of $89.0 million and $59.0 million, respectively, in the aggregate. During the three and nine months ended September 30, 2025, we paid $30.0 million for an investment in a privately-held company. During the three and nine months ended September 30, 2024, we paid zero and $0.5 million, respectively, for an investment in a privately-held company. We measure these investments using the measurement alternative because the fair values of these investments are not readily determinable. Under this alternative, the investments are measured at cost, less any impairment, and adjusted for any observable price changes. We include our investments in privately-held companies within other non-current assets in our consolidated balance sheets. These investments are subject to a periodic impairment review and, if impaired, the investment is measured and recorded at fair value in accordance with ASC 820, Fair Value Measurements.

Quarterly Report	11

Part I. Financial Information
4. Fair Value Measurements
We account for certain assets and liabilities at fair value and classify these assets and liabilities within the fair value hierarchy (Level 1, Level 2, or Level 3). Our other current assets and other current liabilities have fair values that approximate their carrying values.
Assets and liabilities subject to fair value measurements are as follows (in millions):

	As of September 30, 2025
	Level 1	Level 2	Level 3	Balance
Assets
Money market funds(1)	$537.6	$—	$—	$537.6
Time deposits(1)	203.5	—	—	203.5
U.S. government and agency securities(2)	—	2,416.1	—	2,416.1
Corporate debt securities(2)	—	602.9	—	602.9
Equity securities(3)	20.4	—	—	20.4
Total assets	$761.5	$3,019.0	$—	$3,780.5
Liabilities
Contingent consideration(4)	—	—	28.6	28.6
Total liabilities	$—	$—	$28.6	$28.6

	As of December 31, 2024
	Level 1	Level 2	Level 3	Balance
Assets
Money market funds(1)	$649.8	$—	$—	$649.8
Time deposits(1)	155.9	—	—	155.9
U.S. government and agency securities(2)	—	2,473.3	—	2,473.3
Corporate debt securities(2)	—	569.4	—	569.4
Equity securities(3)	23.9	—	—	23.9
Total assets	$829.6	$3,042.7	$—	$3,872.3
Liabilities
Contingent consideration(4)	—	—	24.7	24.7
Total liabilities	$—	$—	$24.7	$24.7
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
(3)Included in current marketable investments in our consolidated balance sheets. The fair value of these securities is based on quoted market prices for identical instruments in active markets. During the three and nine months ended September 30, 2025, we recognized $5.8 million of net unrealized gains and $3.5 million of net unrealized losses, respectively, on these securities. During the three and nine months ended September 30, 2024 we recognized $3.1 million and $9.1 million of net unrealized gains, respectively, on these securities. We recorded these gains and losses in our consolidated statements of operations within other income, net. See Note 3—Investments—Marketable Investments—Investments in Equity Securities with Readily Determinable Fair Values.
(4)Included in other current liabilities and other non-current liabilities in our consolidated balance sheets. The fair value of our contingent consideration obligations is estimated using probability-weighted discounted cash flow models (DCFs). The DCFs incorporate Level 3 inputs, including estimated discount rates, that we believe market participants would consider relevant in pricing and the projected timing and amount of cash flows, which are estimated and developed, in part, based on the requirements specific to each acquisition agreement. The fair value of our contingent consideration liabilities increased by $3.9 million during the period from December 31, 2024 to September 30, 2025. The loss was recorded within research and development in our consolidated statements of operations.
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

Part I. Financial Information
5. Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or net realizable value and consist of the following, net of reserves (in millions):

	September 30, 2025	December 31, 2024
Raw materials	$31.2	$28.6
Work-in-progress	34.8	34.3
Finished goods	110.5	95.0
Total inventories	$176.5	$157.9
6. Property, Plant, and Equipment
Property, plant, and equipment consists of the following (in millions):

	September 30, 2025	December 31, 2024
Land and land improvements	$263.6	$181.9
Buildings, building improvements, and leasehold improvements	917.0	863.8
Buildings under construction	440.0	218.2
Furniture, equipment, and vehicles	483.6	449.7
Subtotal	2,104.2	1,713.6
Less—accumulated depreciation	(548.6)	(491.2)
Property, plant, and equipment, net	$1,555.6	$1,222.4
Depreciation expense for the nine months ended September 30, 2025 and 2024 was $62.0 million and $52.2 million, respectively.
In July 2025, we acquired approximately 60 acres of property containing five buildings located in Research Triangle Park, North Carolina (RTP) for future growth on our RTP campus. The total purchase price was $106.8 million, inclusive of taxes, closing costs, and other related expenses. The transaction was accounted for as an asset acquisition as substantially all of the fair value was concentrated in the land and buildings we acquired, which together comprise a single group of similar assets. We allocated the purchase price primarily to land and land improvements and buildings, building improvements, and leasehold improvements, which was recorded within property, plant, and equipment, net in our consolidated balance sheets as of September 30, 2025.
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
During the second quarter of 2025, we paid down the entire $200.0 million balance under the 2025 Credit Agreement, which brought our aggregate outstanding balance to zero as of September 30, 2025.
The 2025 Credit Agreement contains customary events of default and customary affirmative and negative covenants. As of September 30, 2025, we were in compliance with these covenants.

Quarterly Report	13

Part I. Financial Information
The interest expense reported in our consolidated statements of operations for the nine months ended September 30, 2025 and 2024 relates to our borrowings under the 2025 Credit Agreement and 2022 Credit Agreement.
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
8. Share-Based Compensation
As of September 30, 2025, we have one shareholder-approved equity incentive plan: the United Therapeutics Corporation Amended and Restated 2015 Stock Incentive Plan (the 2015 Plan). The 2015 Plan provides for the issuance of up to 14,770,000 shares of our common stock pursuant to awards granted under the 2015 Plan, which includes 950,000 shares that were added pursuant to an amendment and restatement of the 2015 Plan approved by our shareholders in June 2025. We also have one equity incentive plan, the United Therapeutics Corporation 2019 Inducement Stock Incentive Plan (the 2019 Inducement Plan), that has not been approved by our shareholders, as permitted by the Nasdaq Stock Market rules. The 2019 Inducement Plan was approved by our Board of Directors in February 2019 and provides for the issuance of up to 99,000 shares of our common stock under awards granted to newly-hired employees. Currently, we grant equity-based awards to employees and members of our Board of Directors in the form of stock options and restricted stock units (RSUs) under the 2015 Plan, and we may grant RSUs to newly-hired employees under the 2019 Inducement Plan. See the sections entitled Stock Options and RSUs below for additional information regarding these equity-based awards.
During the nine months ended September 30, 2025 and 2024, we issued stock options and RSUs to certain executives with vesting conditions tied to the achievement of specified performance criteria through the end of 2027 and 2026, respectively. Additionally, during the nine months ended September 30, 2025 we issued RSUs to certain other employees with vesting conditions tied to the achievement of specified performance criteria through the end of 2026 and 2028. Throughout the performance period, we reassess the estimated performance and update the number of performance-based awards that we believe will ultimately vest. Estimating future performance requires the use of judgment. Upon the conclusion of the performance period, the performance level achieved and the ultimate number of stock options and RSUs that may vest are determined. Share-based compensation expense for these awards is recorded ratably over their vesting period, depending on the specific terms of the award and anticipated achievement of the specified performance criteria.
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
The following table reflects the components of share-based compensation expense recognized in our consolidated statements of operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock options	$11.3	$8.0	$30.9	$21.8
RSUs	27.1	27.2	76.5	61.9
STAP awards	—	5.9	(0.8)	31.7
ESPP	0.7	0.6	2.1	1.6
Total share-based compensation expense before tax	$39.1	$41.7	$108.7	$117.0

14	United Therapeutics, a public benefit corporation

Part I. Financial Information
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
During the nine months ended September 30, 2025 and 2024, in addition to time-based stock options, we granted 0.3 million and 0.5 million performance-based stock options with a total grant date fair value of $38.0 million and $50.2 million, respectively, in each case, calculated based on the assumed achievement of maximum performance of the relevant financial performance condition. During the three and nine months ended September 30, 2025 we recorded $10.3 million and $28.3 million of share-based compensation expense, respectively, related to performance-based stock options, calculated based on the assumed levels of performance achievement, as compared to $7.2 million and $19.1 million for the same periods in 2024.
The following weighted average assumptions were used in estimating the fair value of stock options granted to employees during the nine months ended September 30, 2025 and 2024:

	September 30, 2025	September 30, 2024
Expected term of awards (in years)	5.1	6.5
Expected volatility	32.1%	31.6%
Risk-free interest rate	4.1%	4.3%
Expected dividend yield	0.0%	0.0%
A summary of the activity and status of stock options under the 2015 Plan during the nine-month period ended September 30, 2025 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2025	5,571,545	$148.62
Granted	377,716	307.19
Exercised	(570,521)	131.47
Forfeited	(150)	217.50
Outstanding as of September 30, 2025	5,378,590	$161.57	3.2	$1,385.7
Exercisable as of September 30, 2025	4,054,614	$132.57	1.8	$1,162.2
Unvested as of September 30, 2025	1,323,976	$250.38	7.7	$223.5
The weighted average fair value of a stock option granted during each of the nine-month periods ended September 30, 2025 and September 30, 2024 was $110.21 and $98.06, respectively. These stock options have an aggregate grant date fair value of $41.6 million and $54.1 million, respectively. The total grant date fair value of stock options that vested during the nine-month periods ended September 30, 2025 and September 30, 2024 was $3.4 million and $3.5 million, respectively.
Total share-based compensation expense related to stock options was recorded as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of sales	$—	$—	$—	$—
Research and development	0.1	0.1	0.3	0.3
Selling, general, and administrative	11.2	7.9	30.6	21.5
Share-based compensation expense before taxes	11.3	8.0	30.9	21.8
Related income tax benefit	(0.2)	(0.1)	(0.6)	(0.6)
Share-based compensation expense, net of taxes	$11.1	$7.9	$30.3	$21.2
As of September 30, 2025, unrecognized compensation cost related to stock options was $64.1 million. Unvested outstanding stock options as of September 30, 2025 had a weighted average remaining vesting period of 1.8 years.

Quarterly Report	15

Part I. Financial Information
Stock option exercise data is summarized below (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Number of options exercised	300,521	255,583	570,521	980,999
Cash received	$40.2	$32.5	$74.9	$126.8
Total intrinsic value of options exercised	$77.4	$52.9	$130.2	$140.9
RSUs
Each RSU entitles the recipient to one share of our common stock upon vesting. We measure the fair value of RSUs using the stock price on the date of grant. Share-based compensation expense for RSUs is recorded ratably over their vesting period.
During the nine-month periods ended September 30, 2025 and 2024, in addition to time-based RSUs, we granted 0.1 million and 0.2 million performance-based RSUs to certain executives with a total grant date fair value of $38.0 million and $47.5 million, respectively, calculated based on the assumed achievement of maximum performance of the relevant financial and non-financial performance conditions. Additionally, during the nine months ended September 30, 2025, in addition to time-based RSUs, we granted 0.1 million performance-based RSUs to certain other employees with a total grant date fair value of $29.3 million, calculated based on the assumed achievement of maximum performance of the relevant financial and non-financial performance conditions. During the three and nine months ended September 30, 2025, we recorded $11.2 million and $29.3 million of share-based compensation expense, respectively, related to performance-based RSUs, calculated based on the assumed levels of performance achievement as compared to $12.7 million and $19.9 million for the same periods in 2024.
A summary of the activity with respect to, and status of, RSUs during the nine-month period ended September 30, 2025 is presented below:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2025	1,219,654	$225.40
Granted	380,678	326.43
Vested	(156,870)	220.18
Forfeited	(22,289)	251.62
Unvested as of September 30, 2025	1,421,173	$252.63
Total share-based compensation expense related to RSUs was recorded as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of sales	$0.9	$1.1	$3.0	$3.1
Research and development	8.0	6.1	22.3	17.5
Selling, general, and administrative	18.2	20.0	51.2	41.3
Share-based compensation expense before taxes	27.1	27.2	76.5	61.9
Related income tax benefit	(4.2)	(3.4)	(12.3)	(10.2)
Share-based compensation expense, net of taxes	$22.9	$23.8	$64.2	$51.7
As of September 30, 2025, unrecognized compensation cost related to the grant of RSUs was $187.3 million. Unvested outstanding RSUs as of September 30, 2025 had a weighted average remaining vesting period of 2.2 years.
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

Part I. Financial Information
The aggregate liability balance associated with outstanding STAP awards was zero and $11.0 million as of September 30, 2025 and December 31, 2024, respectively.
Share-based compensation expense (benefit) recognized in connection with STAP awards was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of sales	$—	$0.2	$(0.1)	$1.2
Research and development	—	0.8	(0.2)	3.8
Selling, general, and administrative	—	4.9	(0.5)	26.7
Share-based compensation expense (benefit) before taxes	—	5.9	(0.8)	31.7
Related income tax (benefit) expense	—	(0.5)	0.2	(4.2)
Share-based compensation expense (benefit), net of taxes	$—	$5.4	$(0.6)	$27.5
Cash paid to settle STAP awards exercised during the nine-month periods ended September 30, 2025 and September 30, 2024 was $10.2 million and $37.7 million, respectively.
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
The components of basic and diluted earnings per common share comprised the following (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income	$338.7	$309.1	$970.4	$893.8
Denominator:
Weighted average outstanding shares — basic	43.8	44.6	44.6	45.3
Effect of dilutive securities(1):
Stock options, RSUs, and ESPP(2)	3.5	3.8	3.5	3.2
Weighted average shares — diluted(2)	47.3	48.4	48.1	48.5
Net income per common share:
Basic	$7.73	$6.93	$21.76	$19.73
Diluted	$7.16	$6.39	$20.17	$18.43

Stock options and RSUs excluded from calculation(2)	0.4	—	0.3	0.5

Quarterly Report	17

Part I. Financial Information
(1)Calculated using the treasury stock method.
(2)The common shares underlying certain stock options and RSUs have been excluded from the computation of diluted earnings per share because their impact would be anti-dilutive.
2025 Share Repurchase
In July 2025, our Board of Directors approved a share repurchase program authorizing up to $1.0 billion in aggregate repurchases of our common stock (plus the amount of any customary contingent settlement obligations that may arise upon the expiration or early termination of an accelerated share repurchase contract). Pursuant to this authorization, we entered into two accelerated share repurchase agreements (the 2025 ASR agreements) with Citibank, N.A. (Citi) on August 1, 2025 to repurchase approximately $1.0 billion of our common stock in the aggregate.
Under the terms of the 2025 ASR agreements, which comprise a $500 million uncollared stock repurchase agreement (the Uncollared ASR) and a $500 million collared stock repurchase agreement (the Collared ASR), we made an aggregate upfront payment of $1.0 billion to Citi on August 4, 2025. Under the Uncollared ASR, we received an initial delivery of 1,274,296 shares of our common stock, representing approximately 75 percent of the total shares expected to be repurchased under the Uncollared ASR, measured based on the closing price of our common stock on August 1, 2025. Under the Collared ASR, we received an initial delivery of 849,531 shares of our common stock, representing approximately 50 percent of the total shares expected to be repurchased under the Collared ASR, measured based on the closing price of our common stock on August 1, 2025. Upon completion of an agreed-upon hedging period and the subsequent determination of the minimum and maximum share amounts to be repurchased under the Collared ASR, we received an additional 514,789 shares of our common stock on August 25, 2025.
The final number of shares that we will ultimately repurchase pursuant to the 2025 ASR agreements will be determined based on the average of the daily volume-weighted average price per share of our common stock during the repurchase period, less a discount and subject to adjustments pursuant to the terms and conditions of the 2025 ASR agreements. As discussed above, under the Collared ASR, the final number of shares we will ultimately repurchase will also be subject to a collar provision establishing the minimum and maximum numbers of shares to be repurchased, as well as other adjustments.
At the final settlement of the 2025 ASR agreements, we may be entitled to receive additional shares of our common stock, or, under certain limited circumstances, be required to make an additional cash payment to Citi, or, if we so elect, deliver shares of our common stock to Citi. The final settlement under the Uncollared ASR and Collared ASR is expected to occur in the fourth quarter of 2025 and first quarter of 2026, respectively.
The initial repurchase of our common stock under the Uncollared ASR and Collared ASR, including the subsequent receipt of our common stock upon completion of the hedging period, was accounted for as a reduction to stockholders’ equity in the consolidated balance sheets and treated as a reduction of the outstanding shares used to calculate the weighted average common stock outstanding for basic and diluted earnings per common share. The hedging period under the Collared ASR was classified as part of the unsettled forward contract at inception and was equity classified upon settlement on August 25, 2025. The final settlement of the transactions under the 2025 ASR agreements is accounted for as an unsettled forward contract indexed to our common stock until the final settlement occurs. The forward contract related to the 2025 ASR agreements was equity classified, in accordance with ASC 815, Derivatives and Hedging, upon inception and we expect equity classification to remain appropriate through final settlement under the Uncollared ASR and Collared ASR during the fourth quarter of 2025 and first quarter of 2026, respectively. During the three months ended September 30, 2025, we recorded a liability of $5.3 million for an excise tax imposed under the Inflation Reduction Act as a result of our repurchase of shares under the 2025 ASR agreements.
2024 Share Repurchase
In March 2024, our Board of Directors approved a share repurchase program authorizing up to $1.0 billion in aggregate repurchases of our common stock. Pursuant to this authorization, we entered into an accelerated share repurchase agreement (the 2024 ASR agreement) with Citi on March 25, 2024, to repurchase approximately $1.0 billion of our common stock. Under the 2024 ASR agreement, we made an aggregate upfront payment of $1.0 billion to Citi and received an aggregate initial delivery of 3,275,199 shares of our common stock on March 27, 2024, which represented approximately 80 percent of the total shares that would be repurchased under the 2024 ASR agreement, measured based on the closing price of our common stock on March 25, 2024.
The share repurchase under the 2024 ASR agreement was divided into two tranches, resulting in upfront payments of $300 million and $700 million, respectively. The final settlement of the $300 million tranche occurred in June 2024, and we received an additional 181,772 shares of our common stock upon settlement. The final settlement of the $700 million tranche occurred in September 2024, and we received an additional 90,403 shares of our common stock upon settlement. In total, we repurchased 3,547,374 shares of our common stock under the 2024 ASR agreement that we currently hold as treasury stock in our consolidated balance sheets.

18	United Therapeutics, a public benefit corporation

Part I. Financial Information
The final number of shares that we ultimately repurchased pursuant to the 2024 ASR agreement was based on the average of the daily volume-weighted average price per share of our common stock during the repurchase period, less a discount and subject to adjustments pursuant to the terms and conditions of the 2024 ASR agreement.
The initial repurchase of our common stock and final settlement of each tranche was treated as a reduction of the outstanding shares used to calculate the weighted average common stock outstanding for basic and diluted earnings per common share. The initial repurchase of our common stock under each tranche was accounted for as a reduction to stockholders’ equity in our consolidated balance sheets. The final settlement of the transactions under the 2024 ASR agreement was accounted for as an unsettled forward contract indexed to our common stock until the final settlement occurred. The forward contract related to the first and second tranche was equity classified, in accordance with ASC 815, Derivatives and Hedging, through final settlement. During the second quarter of 2025, we paid $5.0 million for an excise tax imposed under the Inflation Reduction Act as a result of our repurchase of shares under the 2024 ASR agreement.
10. Income Taxes
Our effective income tax rate (ETR) for the nine months ended September 30, 2025 and 2024 was 24 percent and 22 percent, respectively. Our ETR for the nine months ended September 30, 2025 increased compared to our ETR for the nine months ended September 30, 2024 primarily due to year-over-year changes in actual and forecasted annual pre-tax earnings and decreased excess tax benefits from share-based compensation.
We record interest and penalties related to uncertain tax positions as a component of income tax expense. As of September 30, 2025 and December 31, 2024, our unrecognized tax benefits, including related interest, were approximately $28.0 million and $20.6 million, respectively. The total amount of unrecognized tax benefits relating to our tax positions as of September 30, 2025 is subject to change based on future events and it is reasonably possible that the balance could change significantly over the next 12 months. Given the uncertainty of future events, we are unable to reasonably estimate the range of possible adjustments to our unrecognized tax benefits.
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted in the United States. The OBBBA includes provisions that allow both the immediate deduction of domestic research and experimental expenditures and the full expensing of certain qualifying assets in the year placed in service. The OBBBA includes multiple effective dates, with certain provisions effective in 2025 and others in future years. The impact of the OBBBA has been reflected in our consolidated financial statements for the period ended September 30, 2025, resulting in decreases to both our deferred tax assets and cash tax liabilities. We expect the OBBBA provisions will not have a material impact on our 2025 ETR.
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
The measure of the operating segment’s assets is reported in our consolidated balance sheets as total assets.

Quarterly Report	19

Part I. Financial Information
Total revenues, cost of sales, and gross profit (loss) for each of our commercial products and other were as follows (in millions):

	Three Months Ended September 30,
2025	Tyvaso DPI(1)	Nebulized Tyvaso(1)	Remodulin(2)	Orenitram	Unituxin	Adcirca	Other	Total
Total revenues	$336.2	$141.8	$125.9	$131.1	$47.9	$9.7	$6.9	$799.5
Cost of sales	55.3	6.7	13.1	6.8	3.6	4.4	11.0	100.9
Gross profit (loss)	$280.9	$135.1	$112.8	$124.3	$44.3	$5.3	$(4.1)	$698.6

2024
Total revenues	$274.6	$159.2	$128.3	$113.2	$61.1	$7.0	$5.5	$748.9
Cost of sales	39.1	9.4	13.3	7.6	4.8	3.1	5.8	83.1
Gross profit (loss)	$235.5	$149.8	$115.0	$105.6	$56.3	$3.9	$(0.3)	$665.8

	Nine Months Ended September 30,
2025	Tyvaso DPI(1)	Nebulized Tyvaso(1)	Remodulin(2)	Orenitram	Unituxin	Adcirca	Other	Total
Total revenues	$953.9	$460.0	$398.8	$375.7	$164.5	$22.2	$17.4	$2,392.5
Cost of sales	151.9	20.8	41.2	21.8	11.6	9.7	24.0	281.0
Gross profit (loss)	$802.0	$439.2	$357.6	$353.9	$152.9	$12.5	$(6.6)	$2,111.5

2024
Total revenues	$760.4	$444.1	$403.6	$326.5	$171.2	$19.1	$16.6	$2,141.5
Cost of sales	110.0	26.7	34.0	22.7	12.2	8.3	19.9	233.8
Gross profit (loss)	$650.4	$417.4	$369.6	$303.8	$159.0	$10.8	$(3.3)	$1,907.7
(1) Total revenues and cost of sales include both the drug product and the respective inhalation device.
(2) Total revenues and cost of sales include sales of infusion devices, including the Remunity® Pump and the RemunityPRO™ Pump.

20	United Therapeutics, a public benefit corporation

Part I. Financial Information
Geographic revenues are determined based on the country to which our products are shipped. Total revenues from external customers in the United States and rest-of-world (ROW) for each of our commercial products were as follows (in millions):

	Three Months Ended September 30,
	2025			2024
	U.S.	ROW	Total	U.S.	ROW	Total
Net product sales:
Tyvaso DPI(1)	$336.2	$—	$336.2	$274.6	$—	$274.6
Nebulized Tyvaso(1)	133.9	7.9	141.8	145.2	14.0	159.2
Total Tyvaso	470.1	7.9	478.0	419.8	14.0	433.8
Remodulin(2)	110.7	15.2	125.9	115.4	12.9	128.3
Orenitram	131.1	—	131.1	113.2	—	113.2
Unituxin	46.5	1.4	47.9	57.6	3.5	61.1
Adcirca	9.7	—	9.7	7.0	—	7.0
Other	6.7	0.2	6.9	4.3	1.2	5.5
Total revenues	$774.8	$24.7	$799.5	$717.3	$31.6	$748.9

	Nine Months Ended September 30,
	2025			2024
	U.S.	ROW	Total	U.S.	ROW	Total
Net product sales:
Tyvaso DPI(1)	$953.5	$0.4	$953.9	$760.4	$—	$760.4
Nebulized Tyvaso(1)	413.0	47.0	460.0	409.1	35.0	444.1
Total Tyvaso	1,366.5	47.4	1,413.9	1,169.5	35.0	1,204.5
Remodulin(2)	344.6	54.2	398.8	346.2	57.4	403.6
Orenitram	375.7	—	375.7	326.5	—	326.5
Unituxin	158.8	5.7	164.5	157.8	13.4	171.2
Adcirca	22.2	—	22.2	19.1	—	19.1
Other	16.4	1.0	17.4	14.9	1.7	16.6
Total revenues	$2,284.2	$108.3	$2,392.5	$2,034.0	$107.5	$2,141.5
(1) Net product sales include both the drug product and the respective inhalation device.
(2) Net product sales include sales of infusion devices, including the Remunity Pump and the RemunityPRO Pump.
We recorded revenue from two distributors in the United States that exceeded ten percent of total revenues. Revenue from these two distributors as a percentage of total revenues is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Distributor 1	52%	52%	52%	52%
Distributor 2	37%	34%	36%	35%
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

Quarterly Report	21

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
The court granted Sandoz’s motion for summary judgment with respect to Sandoz’s breach of contract claim. The issue of what, if any, damages Sandoz is entitled to based on the court’s decision on the contract claim went to trial on April 29, 2024, and the court heard closing arguments on June 4, 2024. The trial was limited to determining the amount of damages under the breach of contract claim. The court issued an opinion on September 6, 2024, but did not determine the amount of damages with specificity. The court directed the parties to confer about the amount of damages based on the opinion and submit a proposed judgment with an amount of damages based on the factual findings in the opinion. On October 7, 2024, the parties submitted to the court their respective positions on damages. On November 1, 2024, the court entered a final judgment in favor of Sandoz, ordering us to pay to Sandoz (a) approximately $61.6 million in damages; (b) prejudgment interest in the amount of approximately $9.0 million; and (c) post-judgment interest. All parties have appealed the final judgment, including the court’s March 30, 2022 summary judgment decision. The appeal is pending before the U.S. Court of Appeals for the Third Circuit, and oral argument is scheduled for November 12, 2025.
We accrued a liability of $71.1 million during 2024, and an additional $2.2 million through the third quarter of 2025, reflecting, in the aggregate, the damages and pre-judgment interest amounts awarded in the final judgment, as well as post-judgment interest accrued through September 30, 2025. We currently do not expect that the amount of any loss in excess of these accruals would be material to our financial results; however, the amount ultimately payable, if any, could be higher or lower than this amount depending on the amount of post judgment interest, and the outcome of appeals. We recorded this liability within other non-current liabilities in our consolidated balance sheets.
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
We have an ongoing patent infringement lawsuit against Liquidia, which was originally filed on September 5, 2023 in the U.S. District Court for the District of Delaware, alleging infringement of U.S. Patent No. 10,716,793 (the ’793 patent), a patent related to Tyvaso with an expiration date in May 2027 that was later invalidated as a result of an IPR proceeding, and therefore is no longer at issue in this litigation. On November 30, 2023, we filed an amended complaint to assert a new patent: U.S. Patent No. 11,826,327 (the ’327 patent), which expires February 3, 2042, and is now the only patent remaining at issue in the case. The claims of the ’327 patent generally cover improving exercise capacity in patients suffering from PH-ILD by inhaling treprostinil at specific dosages. Trial took place in June 2025, and the parties are awaiting the court’s decision. If we prevail in this lawsuit, we believe that we will be entitled to a court order requiring Liquidia to remove the PH-ILD indication from Yutrepia’s product labeling, and that we may also be entitled to damages.
In June 2021, we filed a motion in one of our earlier patent cases against Liquidia in the U.S. District Court for the District of Delaware to file an amended complaint adding trade secret misappropriation claims against Liquidia and a former Liquidia executive, Dr. Robert Roscigno. The court denied the motion based on a finding that adding the additional claims would impact the case schedule. Thus, we filed those claims as a separate case against Liquidia and Dr. Roscigno in North Carolina state court. Discovery is complete. On January 5, 2024, Dr. Roscigno filed a motion for summary judgment, which was denied on July 31, 2024. On July 3, 2024, Liquidia filed a motion for summary judgment, which was denied on July 23, 2025. We filed a new complaint on May 29, 2024, to commence a separate, related case against Liquidia and Dr. Roscigno in North Carolina state court, which includes a claim for breach of contract. Liquidia moved to dismiss the new case, and the court denied that

22	United Therapeutics, a public benefit corporation

Part I. Financial Information
motion. On June 24, 2025, Liquidia filed an interlocutory notice of appeal of the decision denying its motion to dismiss, and on October 3, 2025, we filed a motion to dismiss the appeal. Our motion to dismiss the appeal is pending.
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

Quarterly Report	23

Part I. Financial Information
motions to dismiss both of these lawsuits. Oral argument on these motions to dismiss took place on October 24, 2024. On September 23, 2025, the court dismissed both lawsuits with prejudice. On October 20, 2025, Humana and United each appealed the court’s decision to the Appellate Court of Maryland.
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
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report contain forward-looking statements made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934 (the Exchange Act) and the Private Securities Litigation Reform Act of 1995. These statements, which are based on our beliefs and expectations about future outcomes and on information available to us through the date this Quarterly Report on Form 10-Q is filed with the SEC, include, among others, statements related to the following:
•Expectations of revenues, expenses, profitability, cash flows, and growth in the number of patients being treated with our products, including continued growth in sales of Tyvaso DPI, and anticipated growth in the number of patients with pulmonary hypertension associated with interstitial lung disease (PH-ILD) being treated with our Tyvaso products;
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
•The timing and outcome of ongoing litigation, including the lawsuit filed against us by Sandoz Inc. (Sandoz) and Liquidia PAH, LLC (formerly known as RareGen, LLC) (RareGen); our patent and trade secret litigation with Liquidia Technologies, Inc. (Liquidia) related to Yutrepia; Liquidia’s patent lawsuit against us related to Tyvaso DPI; and our litigation with Humana Inc., United Healthcare Services, Inc., MSP Recovery Claims, Series LLC, and related entities;
•The impact of competing therapies on sales of our commercial products, including the impact of generic versions of Remodulin; established therapies such as Uptravi®; and newer therapies such as Merck’s Winrevair™ and Liquidia’s Yutrepia;
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
•Nebulized Tyvaso, a nebulized liquid inhaled formulation of treprostinil, approved by the FDA to improve exercise ability in patients with PAH. Nebulized Tyvaso was also approved by the FDA in March 2021 to improve exercise ability in patients with PH-ILD. Nebulized Tyvaso has also been approved in various countries outside of the United States.
•Remodulin, a continuously-infused formulation of treprostinil, approved by the FDA for subcutaneous and intravenous delivery to diminish symptoms associated with exercise in patients with PAH. Remodulin has also been approved in various countries outside of the United States. In February 2021, we launched U.S. sales of the Remunity Pump, a next-generation subcutaneous infusion system for Remodulin developed under an exclusive development and license agreement with DEKA Research & Development Corp. (DEKA). In September 2025, we launched a new patient-filled version of the Remunity Pump, called RemunityPRO, which is intended to improve the patient experience by making the pump easier to use.
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
Revenues
Our total revenues consist primarily of sales of the commercial products noted above, including the delivery devices (in the case of Tyvaso DPI, Nebulized Tyvaso, and Remodulin). We have entered into separate, non-exclusive distribution agreements with Accredo Health Group, Inc. and its affiliates (Accredo) and Caremark, L.L.C. (CVS Specialty) to distribute Tyvaso DPI, Nebulized Tyvaso, Remodulin, the Remunity Pump, the RemunityPRO Pump, and Orenitram in the United States, and we have entered into an exclusive distribution agreement with Cencora Global Procurement Ltd. to distribute Unituxin in the United States. We also sell Nebulized Tyvaso, Remodulin, and Unituxin to distributors internationally. We sell Adcirca through Lilly’s pharmaceutical wholesale network. To the extent we have increased the price of any of these products, increases have typically been in the single-digit percentages per year, except for Adcirca, the price of which is set solely by Lilly. We also derive revenues from the sale of commercial ex vivo lung perfusion services, which are presented under Other within Note 11—Segment Information to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
We settled litigation with Sandoz related to its abbreviated new drug application (ANDA) seeking FDA approval to market a generic version of Remodulin, and in March 2019, Sandoz announced the availability of its generic product in the United States. We have also entered into similar settlement agreements with other generic companies, some of which have also launched sales of generic versions of Remodulin. Through September 30, 2025, we have seen limited erosion of Remodulin sales as a result of generic treprostinil competition in the United States. We are currently engaged in litigation with Sandoz and its marketing partner, RareGen (now a subsidiary of Liquidia Corporation, the parent company of Liquidia), related to the infusion devices used to administer Remodulin subcutaneously. We understand that generic treprostinil was initially launched by Sandoz/RareGen for use only by intravenous infusion. In May 2021, Sandoz/Liquidia Corporation announced that Sandoz’s generic treprostinil was made available for subcutaneous use, following FDA clearance of a cartridge that can administer the product via the Smiths Medical CADD MS-3 pump. In addition, Liquidia has announced it is developing a new subcutaneous

26	United Therapeutics, a public benefit corporation

Part I. Financial Information
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
Nebulized Tyvaso and Orenitram—Potential Future Generic Competition
We settled litigation with Watson Laboratories, Inc. (Watson) and Actavis Laboratories FL, Inc. (Actavis) related to their ANDAs seeking FDA approval to market generic versions of Nebulized Tyvaso and Orenitram, respectively, before the expiration of certain of our U.S. patents. Under the settlement agreements, Watson and Actavis can market their generic versions of Nebulized Tyvaso and Orenitram, respectively, in the United States beginning in January 2026 and June 2027, respectively, although either or both of them may be permitted to enter the market earlier under certain circumstances. In May 2022, we settled litigation with ANI Pharmaceuticals, Inc. (ANI) regarding its ANDA seeking FDA approval to market a generic version of Orenitram. Under the settlement agreement, ANI can market its generic version of Orenitram in the United States beginning in December 2027, although it may be permitted to enter the market earlier under certain circumstances. Competition from these generic companies could reduce our net product sales and profits.
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
Liquidia has also sued us, alleging infringement of a patent with claims directed to the treatment of pulmonary hypertension by administering specified amounts of treprostinil via a dry powder inhaler in a specified number of breaths. We filed a motion to dismiss or, alternatively, a motion to stay, the case based on the argument that we co-own the asserted patent based on the alleged trade secret misappropriation discussed above.
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

Quarterly Report	27

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
Select Pipeline Programs

Product	Mode of Administration	Indication	Current Status STUDY NAME	Our Territory
Nebulized Tyvaso (treprostinil)	Inhaled	IPF	Phase 3 TETON 1 and TETON 2 studies	Worldwide
Nebulized Tyvaso (treprostinil)	Inhaled	PPF	Phase 3 TETON PPF study	Worldwide
Ralinepag (IP receptor agonist)	Oral	PAH	Phase 3 ADVANCE OUTCOMES study	Worldwide

28	United Therapeutics, a public benefit corporation

Part I. Financial Information
Nebulized Tyvaso — TETON studies
On September 2, 2025, we announced that the TETON 2 phase 3 study of Nebulized Tyvaso in patients with idiopathic pulmonary fibrosis (IPF) met its primary efficacy endpoint of demonstrating improvement in absolute forced vital capacity (FVC) relative to placebo. Nebulized Tyvaso demonstrated superiority over placebo for the change in absolute FVC by 95.6 mL (Hodges-Lehmann estimate, p <0.0001) from baseline to week 52 in patients with IPF. Benefits of Nebulized Tyvaso were observed across all subgroups, such as use of background therapy (nintedanib, pirfenidone, or no background therapy), smoking status, and supplemental oxygen use.
Statistically significant improvements relative to placebo were also observed in most secondary endpoints, including time to first clinical worsening event, as well as changes from baseline to week 52 in percent predicted FVC, King’s Brief Interstitial Lung Disease quality of life questionnaire, and diffusion capacity of lungs for carbon monoxide. While not statistically significant, both time to first acute exacerbation of IPF and overall survival at week 52 trended in favor of Nebulized Tyvaso. Treatment with Nebulized Tyvaso was well-tolerated, and the safety profile was consistent with previous Nebulized Tyvaso studies and known prostacyclin-related adverse events. No new safety signal was seen.
The TETON 2 study enrolled 597 patients and was conducted outside the United States and Canada. A second phase 3 study of Nebulized Tyvaso in IPF patients, called TETON 1, is being conducted in the United States and Canada. We intend to use the data from both the TETON 2 study and the ongoing TETON 1 study to support a supplemental NDA to the FDA to add IPF to the labeled indications for Nebulized Tyvaso. We plan to meet with the FDA before the end of 2025 to discuss ways to potentially expedite the regulatory review process when TETON 1 results are available. Data readout from TETON 1 is expected in the first half of 2026.
The TETON 1 and TETON 2 studies were prompted by data from the INCREASE study of Nebulized Tyvaso for the treatment of PH-ILD, which demonstrated in a post-hoc analysis that treatment with Nebulized Tyvaso resulted in significant improvements in percent predicted FVC at weeks 8 and 16, with subjects having an underlying etiology of IPF showing the greatest improvement (week 8: 2.5 percent; p=0.038 and week 16: 3.5 percent; p=0.015). Further, open-label extension (OLE) data published in 2023 showed that these improvements in FVC were sustained for at least 64 weeks. For those patients who received placebo during the INCREASE study, marked improvements in FVC were observed following transition to Nebulized Tyvaso during the OLE study. These data points, combined with substantial preclinical evidence of antifibrotic activity of treprostinil and the results of the TETON 2 study, suggest that Nebulized Tyvaso may offer a treatment option for patients with IPF. We believe there are approximately 100,000 IPF patients in the United States.
We are also conducting a phase 3 study of Nebulized Tyvaso called TETON PPF for the treatment of progressive pulmonary fibrosis (PPF); we enrolled the first patient in TETON PPF in October 2023. The primary endpoint of the TETON PPF study is the change in absolute FVC from baseline to week 52.
The TETON PPF study was also prompted by a post-hoc analysis of data from the INCREASE study. PPF is a group of ILD conditions that exhibit progressive, self-sustaining fibrosis, and a similar disease course to IPF. PPF includes idiopathic interstitial pneumonias, autoimmune ILDs, chronic fibrosing hypersensitivity pneumonitis, and fibrotic ILDs related to environmental/occupational exposure. Due to the similarities in the mechanism of fibrosis between IPF and PPF, we anticipate that anti-fibrotic therapies will impact disease progression similarly in patients with these conditions. Therefore, based on the FVC improvements in subjects with IPF observed in the INCREASE study, we are conducting the TETON PPF study to evaluate the safety and efficacy of Nebulized Tyvaso for the treatment of PPF. We are targeting enrollment of 698 patients in this study. We believe there are at least 60,000 PPF patients in the United States, but the number could be significantly greater as some estimates indicate the U.S. patient population could exceed 180,000.
If the TETON studies result in FDA approval to add IPF and/or PPF to the Nebulized Tyvaso label, we also plan to seek FDA approval to expand the Tyvaso DPI label to include IPF and/or PPF, as applicable, following completion of any FDA-required bridging studies. We and our distributors will also consider seeking amendments to the marketing authorizations for Nebulized Tyvaso in other countries where it is approved, to include IPF and/or PPF indications, and we will also consider seeking approval of Nebulized Tyvaso for these indications in countries where it is not yet approved. Both the FDA and the European Medicines Agency have granted orphan designation for treprostinil to treat IPF, but not for PPF.

Ralinepag
Ralinepag is a next-generation, once-daily, oral, extended-release, selective, and potent prostacyclin receptor agonist that we are developing for the treatment of PAH. A phase 2 study of an immediate-release formulation of ralinepag in 61 PAH patients (40 patients on active ralinepag, 21 on placebo) met its primary endpoint, showing a 29.8 percent reduction (p=0.03) in median pulmonary vascular resistance (PVR, the force or resistance that blood encounters as it flows through the blood vessels in the lungs) after 22 weeks of treatment with ralinepag compared with placebo. After participation in the phase 2 study, 45 patients entered into an OLE study to further determine if ralinepag may be safe and effective for long-term use to treat patients with PAH. The study found that ralinepag had a manageable side effect profile, with a decrease in side effects for patients who continued taking ralinepag over time. Moreover, two years after entering the OLE study, the study showed that ralinepag improved the ability to exercise as the 6MWD significantly increased by a mean of 36.3 meters (p=0.004), and over 85 percent of patients remained stable in their functional class. Additionally, hemodynamic measures (metrics to

Quarterly Report	29

Part I. Financial Information
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
In December 2024, we submitted an Investigational New Drug application (IND) to the FDA related to our UKidney product. In January 2025, the FDA cleared this IND, which enables us to commence a clinical trial. This study, which we refer to as the EXPAND study, is expected to enroll an initial cohort of six end-stage renal disease (ESRD) patients, expanding to up to 50 participants, and we intend to use the results of this study to support a Biologics License Application (BLA) with the FDA. This study is designed as a combination phase 1/2/3 trial (sometimes referred to as a “phaseless” study) to evaluate safety and efficacy seamlessly without moving through separate phase 1, phase 2, and phase 3 studies that are typically associated with conventional drug approvals. The study has been initiated, and we expect the first transplant to occur shortly.

30	United Therapeutics, a public benefit corporation

Part I. Financial Information
In July 2025, we submitted an IND to the FDA related to our anticipated EXTEND clinical study of our UThymoKidney product. In August 2025, the FDA cleared this IND, enabling us to commence this study, which we expect will be similar in size and scope to the EXPAND study described above.
We are also preparing to submit one or more INDs for two clinical studies of UHeart products in the near term. One study is expected to relate to full UHeart transplants into adult patients. A second is expected to relate to partial UHeart transplants into pediatric patients.
In February 2024, we inaugurated a designated pathogen-free (DPF) facility in Virginia and began populating the facility with animals during the first quarter of 2024. We expect this DPF facility to supply xenografts compliant with FDA current Good Manufacturing Practices (cGMP) for human clinical trials, with a target capacity of up to 125 organs per year. In 2024, we acquired land in Minnesota where we are constructing a second DPF facility for redundancy, and to support breeding of animals for future commercial use. In March 2025, we purchased land in Houston, Texas, where we are constructing a third DPF facility. While we believe these DPF facilities will be capable of producing organs for commercial use, we are planning to build additional and potentially larger cGMP DPF facilities for commercial use. While these projects will be capital-intensive, the timing and volume of these expenditures will be staggered and paced in a manner intended to balance our need to address market demand as soon as possible following FDA approval with the need to defer the most significant capital expenditures until we achieve certain clinical trial milestones.
Additional key accomplishments in our xenotransplantation program include the following:
•First Successful Xenotransplants of Porcine Hearts. University of Maryland School of Medicine (UMSOM) surgeons successfully transplanted UHearts into two living human patients. Each of these procedures were authorized by the FDA on a single-patient, expanded access (also called “compassionate use”) basis, and marked the first known examples of transplanting whole organs from gene-edited pigs to humans. The FDA’s compassionate use regulations allow a physician to apply to use an unapproved product outside of a clinical trial to treat an individual patient with a serious or immediately life-threatening disease or condition when no satisfactory alternative therapy is available. The first patient, who received a xenotransplant in January 2022, survived for approximately two months with the UHeart. In June 2022, data from this procedure were published in the New England Journal of Medicine. The second patient, who received a xenotransplant in September 2023, survived for approximately six weeks with the UHeart. We and our collaborators continue to evaluate data from these human transplants.
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

Quarterly Report	31

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
•ULobe™. The ULobe is a development-stage engineered lung lobe alternative made using a porcine lung scaffold that is decellularized and then re-cellularized with allogeneic human cells. In 2023, our Regenerative Medicine Laboratory in Research Triangle Park, North Carolina (RTP) produced 518 decellularized lung scaffolds, 240 recellularized lungs, and 1 trillion human cells for use in recellularization.
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
Over 670 patients have received lung transplants following use of our centralized EVLP service.
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

32	United Therapeutics, a public benefit corporation

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
We have budgeted approximately $520 million for capital expenditures during the fourth quarter of 2025 through the end of 2027 to construct additional facilities to support the development and commercialization of our products and technologies. This amount is primarily dedicated to construction of a new Tyvaso DPI manufacturing facility in RTP; and construction of DPF facilities in Stewartville, Minnesota and Houston, Texas. We plan to fund these capital expenditures using cash on hand.
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
We operate in a highly competitive market in which several large pharmaceutical companies control many of the available PAH therapies, including Merck, which received FDA approval for Winrevair (sotatercept-csrk) to treat PAH in March 2024. These pharmaceutical companies are well established in the market and possess greater financial, technical, and marketing resources than we do. In addition, Yutrepia was approved by the FDA in May 2025 for treatment of PAH and PH-ILD, and the product was launched commercially in June 2025. While we have not seen a material impact on our net revenues as a result of Winrevair or Yutrepia’s launch to date, our net revenues could be materially impacted if either or both of these products gain significant market share or cause material price erosion for our existing products.

Quarterly Report	33

Part I. Financial Information
Results of Operations
Three and Nine Months Ended September 30, 2025 and September 30, 2024
Revenues
The table below presents the components of total revenues (dollars in millions):

	Three Months Ended September 30,		Dollar Change	Percentage Change	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2025	2024			2025	2024
Net product sales:
Tyvaso DPI(1)	$336.2	$274.6	$61.6	22%	$953.9	$760.4	$193.5	25%
Nebulized Tyvaso(1)	141.8	159.2	(17.4)	(11)%	460.0	444.1	15.9	4%
Total Tyvaso	478.0	433.8	44.2	10%	1,413.9	1,204.5	209.4	17%
Remodulin(2)	125.9	128.3	(2.4)	(2)%	398.8	403.6	(4.8)	(1)%
Orenitram	131.1	113.2	17.9	16%	375.7	326.5	49.2	15%
Unituxin	47.9	61.1	(13.2)	(22)%	164.5	171.2	(6.7)	(4)%
Adcirca	9.7	7.0	2.7	39%	22.2	19.1	3.1	16%
Other	6.9	5.5	1.4	25%	17.4	16.6	0.8	5%
Total revenues	$799.5	$748.9	$50.6	7%	$2,392.5	$2,141.5	$251.0	12%
(1)Net product sales include both the drug product and the respective inhalation device.
(2)Net product sales include sales of infusion devices, including the Remunity Pump and the RemunityPRO Pump.
Total Tyvaso net product sales grew 10% to $478.0 million for the three months ended September 30, 2025, and 17% to $1,413.9 million for the nine months ended September 30, 2025, as compared to $433.8 million and $1,204.5 million for the same periods in 2024, respectively. Tyvaso DPI net product sales increased for the three and nine months ended September 30, 2025, as compared to the same periods in 2024, due to an increase in quantities sold of $58.1 million and $204.6 million, respectively, and, to a lesser extent, a price increase, partially offset by higher gross-to-net revenue deductions. The increase in Tyvaso DPI quantities sold was primarily due to continued growth in the number of patients following the product’s launch and, to a lesser extent, increased commercial utilization following the implementation of the Medicare Part D benefit redesign under the Inflation Reduction Act. Nebulized Tyvaso net product sales decreased for the three months ended September 30, 2025, as compared to the same period in 2024, primarily due to higher gross-to-net revenue deductions and a decrease in quantities sold. Nebulized Tyvaso net product sales increased for the nine months ended September 30, 2025, as compared to the same period in 2024, primarily due to a price increase and, to a lesser extent, an increase in international Nebulized Tyvaso net product sales, partially offset by higher gross-to-net revenue deductions.
Orenitram net product sales increased for the three and nine months ended September 30, 2025, as compared to the same periods in 2024, due to an increase in quantities sold of $11.7 million and $35.7 million, respectively and, to a lesser extent, a price increase. The increase in quantities sold was driven, at least in part, by increased commercial utilization following the implementation of the Medicare Part D benefit redesign under the Inflation Reduction Act.
Unituxin net product sales decreased for the three and nine months ended September 30, 2025, as compared to the same periods in 2024, primarily due to a decrease in quantities sold, partially offset by a price increase.
We have entered into contracts with all of the major pharmacy benefit managers for Medicare Part D and commercial insurance plans, which provide rebates on utilization of Tyvaso DPI and, in some cases, Orenitram and Nebulized Tyvaso. Many of these rebates went into effect beginning in the second half of 2024 and have impacted our net revenues since such time by increasing gross-to-net deductions for the relevant products.

34	United Therapeutics, a public benefit corporation

Part I. Financial Information
The table below presents the breakdown of total revenues between the United States and rest-of-world (ROW) (in millions):

	Three Months Ended September 30,
	2025			2024
	U.S.	ROW	Total	U.S.	ROW	Total
Net product sales:
Tyvaso DPI(1)	$336.2	$—	$336.2	$274.6	$—	$274.6
Nebulized Tyvaso(1)	133.9	7.9	141.8	145.2	14.0	159.2
Total Tyvaso	470.1	7.9	478.0	419.8	14.0	433.8
Remodulin(2)	110.7	15.2	125.9	115.4	12.9	128.3
Orenitram	131.1	—	131.1	113.2	—	113.2
Unituxin	46.5	1.4	47.9	57.6	3.5	61.1
Adcirca	9.7	—	9.7	7.0	—	7.0
Other	6.7	0.2	6.9	4.3	1.2	5.5
Total revenues	$774.8	$24.7	$799.5	$717.3	$31.6	$748.9

	Nine Months Ended September 30,
	2025			2024
	U.S.	ROW	Total	U.S.	ROW	Total
Net product sales:
Tyvaso DPI(1)	$953.5	$0.4	$953.9	$760.4	$—	$760.4
Nebulized Tyvaso(1)	413.0	47.0	460.0	409.1	35.0	444.1
Total Tyvaso	1,366.5	47.4	1,413.9	1,169.5	35.0	1,204.5
Remodulin(2)	344.6	54.2	398.8	346.2	57.4	403.6
Orenitram	375.7	—	375.7	326.5	—	326.5
Unituxin	158.8	5.7	164.5	157.8	13.4	171.2
Adcirca	22.2	—	22.2	19.1	—	19.1
Other	16.4	1.0	17.4	14.9	1.7	16.6
Total revenues	$2,284.2	$108.3	$2,392.5	$2,034.0	$107.5	$2,141.5
(1) Net product sales include both the drug product and the respective inhalation device.
(2) Net product sales include sales of infusion devices, including the Remunity Pump and the RemunityPRO Pump.
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

Quarterly Report	35

Part I. Financial Information

	Three Months Ended September 30, 2025
	Rebates and Chargebacks	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, July 1, 2025	$173.8	$7.3	$1.6	$11.9	$194.6
Provisions attributed to sales in:
Current period	126.4	18.6	0.3	10.2	155.5
Prior periods	(6.2)	—	(0.2)	(0.4)	(6.8)
Payments or credits attributed to sales in:
Current period	(18.2)	(13.0)	—	(1.6)	(32.8)
Prior periods	(88.3)	(7.3)	(0.4)	(8.4)	(104.4)
Balance, September 30, 2025	$187.5	$5.6	$1.3	$11.7	$206.1

	Three Months Ended September 30, 2024
	Rebates and Chargebacks	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, July 1, 2024	$115.8	$5.6	$1.9	$9.4	$132.7
Provisions attributed to sales in:
Current period	90.7	16.4	0.3	10.7	118.1
Prior periods	(9.0)	—	0.3	0.2	(8.5)
Payments or credits attributed to sales in:
Current period	(15.8)	(10.2)	—	(2.1)	(28.1)
Prior periods	(64.9)	(5.5)	(0.1)	(6.4)	(76.9)
Balance, September 30, 2024	$116.8	$6.3	$2.4	$11.8	$137.3

	Nine Months Ended September 30, 2025
	Rebates and Chargebacks	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, January 1, 2025	$140.8	$5.1	$2.2	$11.6	$159.7
Provisions attributed to sales in:
Current period	375.1	55.5	0.7	31.2	462.5
Prior periods	2.6	0.1	—	(0.5)	2.2
Payments or credits attributed to sales in:
Current period	(202.3)	(49.9)	—	(19.6)	(271.8)
Prior periods	(128.7)	(5.2)	(1.6)	(11.0)	(146.5)
Balance, September 30, 2025	$187.5	$5.6	$1.3	$11.7	$206.1

	Nine Months Ended September 30, 2024
	Rebates and Chargebacks	Prompt Pay Discounts	Allowance for Sales Returns	Distributor Fees	Total
Balance, January 1, 2024	$108.4	$5.3	$1.9	$10.4	$126.0
Provisions attributed to sales in:
Current period	252.5	47.5	1.5	31.0	332.5
Prior periods	(10.7)	—	(0.5)	(0.9)	(12.1)
Payments or credits attributed to sales in:
Current period	(137.9)	(41.2)	—	(19.4)	(198.5)
Prior periods	(95.5)	(5.3)	(0.5)	(9.3)	(110.6)
Balance, September 30, 2024	$116.8	$6.3	$2.4	$11.8	$137.3

36	United Therapeutics, a public benefit corporation

Part I. Financial Information
Cost of Sales
The table below summarizes cost of sales by major category (dollars in millions):

	Three Months Ended September 30,		Dollar Change	Percentage Change	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2025	2024			2025	2024
Category:
Cost of sales	$100.0	$81.8	$18.2	22%	$278.2	$229.5	$48.7	21%
Share-based compensation expense(1)	0.9	1.3	(0.4)	(31)%	2.8	4.3	(1.5)	(35)%
Total cost of sales	$100.9	$83.1	$17.8	21%	$281.0	$233.8	$47.2	20%
(1)See Share-Based Compensation section below for discussion.
Cost of sales, excluding share-based compensation. Cost of sales for the three and nine months ended September 30, 2025 increased as compared to the same periods in 2024, primarily due to increases in: (1) royalty expense resulting from a growth in revenues; and (2) inventory reserve expense.
Research and Development
The table below summarizes the nature of research and development expense by major expense category (dollars in millions):

	Three Months Ended September 30,		Dollar Change	Percentage Change	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2025	2024			2025	2024
Category:
External research and development(1)	$63.5	$51.7	$11.8	23%	$183.1	$153.8	$29.3	19%
Internal research and development(2)	50.8	43.9	6.9	16%	155.0	133.3	21.7	16%
Share-based compensation expense(3)	8.4	7.4	1.0	14%	23.4	22.4	1.0	4%
Other(4)	4.8	0.5	4.3	860%	49.0	37.7	11.3	30%
Total research and development expense	$127.5	$103.5	$24.0	23%	$410.5	$347.2	$63.3	18%
(1)External research and development primarily includes fees paid to third parties (such as clinical trial sites, contract research organizations, and contract laboratories) for preclinical and clinical studies and payments to third-party contract manufacturers before regulatory approval of the relevant product.
(2)Internal research and development primarily includes salary-related expenses for research and development functions, internal costs to manufacture product candidates before regulatory approval, and internal facilities-related expenses, including depreciation, related to research and development activities.
(3)See Share-Based Compensation section below for discussion.
(4)Other primarily includes upfront fees and milestone payments to third parties under license agreements related to development-stage products and adjustments to the fair value of our contingent consideration obligations.
Research and development, excluding share-based compensation. Research and development expense for the three months ended September 30, 2025 increased as compared to the same period in 2024, primarily due to: (1) increased expenditures related to manufactured organ and organ alternative projects; and (2) a $5.0 million milestone payment for drug delivery technologies.
Research and development expense for the nine months ended September 30, 2025 increased as compared to the same period in 2024, primarily due to: (1) an increase of $40.0 million related to milestone payments for drug delivery technologies; (2) increased expenditures related to manufactured organ and organ alternative projects; and (3) $6.9 million related to adjustments to the fair value of contingent consideration obligations for manufactured organ and organ alternative projects, partially offset by (4) $36.0 million in upfront non-refundable license payments for drug delivery technologies in 2024.

Quarterly Report	37

Part I. Financial Information
Selling, General, and Administrative
The table below summarizes selling, general, and administrative expense by major category (dollars in millions):

	Three Months Ended September 30,		Dollar Change	Percentage Change	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2025	2024			2025	2024
Category:
General and administrative(1)	$123.7	$100.4	$23.3	23%	$372.9	$316.5	$56.4	18%
Impairment of property, plant, and equipment (PP&E)	—	—	—	—%	21.7	—	21.7	NM(2)
Litigation accrual	0.8	65.1	(64.3)	(99)%	2.2	65.1	(62.9)	(97)%
Sales and marketing	28.3	20.7	7.6	37%	85.9	69.3	16.6	24%
Share-based compensation expense(3)	29.8	33.0	(3.2)	(10)%	82.5	90.3	(7.8)	(9)%
Total selling, general, and administrative expense	$182.6	$219.2	$(36.6)	(17)%	$565.2	$541.2	$24.0	4%
(1)Excluding impairment of PP&E and litigation accrual. See Impairment of PP&E and Litigation accrual sections below.
(2)Calculation is not meaningful.
(3)See Share-Based Compensation below for discussion.
General and administrative, excluding impairment of PP&E, litigation accrual, and share-based compensation. General and administrative expense for the three and nine months ended September 30, 2025 increased as compared to the same periods in 2024, primarily due to increases in: (1) personnel expense due to growth in headcount; (2) legal expenses related to litigation matters; and (3) branded prescription drug fee expense associated with sales of Tyvaso DPI.
Impairment of PP&E. During the second quarter of 2025, we recorded a $21.7 million impairment charge to write down the carrying value of certain PP&E.
Litigation accrual. In the third quarter of 2024, we accrued a liability of $65.1 million related to ongoing litigation with Sandoz. This liability was $73.3 million as of September 30, 2025. We currently do not expect that the amount of any loss in excess of this accrual would be material to our financial results; however, the amount ultimately payable, if any, could be higher or lower than this amount depending on the amount of post judgment interest and the outcome of appeals, as discussed in Note 14—Litigation, to our consolidated financial statements. The litigation accrual is included within selling, general, and administrative in our consolidated statements of operations.
Sales and marketing, excluding share-based compensation. Sales and marketing expense for the three and nine months ended September 30, 2025 increased as compared to the same periods in 2024, primarily due to increases in: (1) marketing expense; (2) personnel expense due to growth in headcount; and (3) sales commissions.
Share-Based Compensation
The table below summarizes share-based compensation expense by major category (dollars in millions):

	Three Months Ended September 30,		Dollar Change	Percentage Change	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2025	2024			2025	2024
Category:
Stock options	$11.3	$8.0	$3.3	41%	$30.9	$21.8	$9.1	42%
Restricted stock units	27.1	27.2	(0.1)	—%	76.5	61.9	14.6	24%
STAP awards	—	5.9	(5.9)	(100)%	(0.8)	31.7	(32.5)	(103)%
Employee stock purchase plan	0.7	0.6	0.1	17%	2.1	1.6	0.5	31%
Total share-based compensation expense	$39.1	$41.7	$(2.6)	(6)%	$108.7	$117.0	$(8.3)	(7)%
The table below summarizes share-based compensation expense by line item in our consolidated statements of operations (dollars in millions):

38	United Therapeutics, a public benefit corporation

Part I. Financial Information

	Three Months Ended September 30,		Dollar Change	Percentage Change	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2025	2024			2025	2024
Cost of sales	$0.9	$1.3	$(0.4)	(31)%	$2.8	$4.3	$(1.5)	(35)%
Research and development	8.4	7.4	1.0	14%	23.4	22.4	1.0	4%
Selling, general, and administrative	29.8	33.0	(3.2)	(10)%	82.5	90.3	(7.8)	(9)%
Total share-based compensation expense	$39.1	$41.7	$(2.6)	(6)%	$108.7	$117.0	$(8.3)	(7)%
The decrease in share-based compensation expense for the nine months ended September 30, 2025, as compared to the same period in 2024, was primarily due to a decrease in STAP expense, as all remaining STAP awards were exercised during the first quarter of 2025, partially offset by: (1) an increase in restricted stock unit expense due to a greater number of performance-based restricted stock units outstanding during the nine months ended September 30, 2025, as compared to the same period in 2024; and (2) an increase in stock option expense due to a greater number of performance-based stock options unvested and outstanding during the nine months ended September 30, 2025, as compared to the same period in 2024. For more information, see Note 8—Share-Based Compensation to our consolidated financial statements.
Income Tax Expense
Income tax expense for the nine months ended September 30, 2025 and 2024 was $299.5 million and $248.7 million, respectively. Our effective income tax rate (ETR) for the nine months ended September 30, 2025 and 2024 was 24 percent and 22 percent, respectively. Our ETR for the nine months ended September 30, 2025 increased compared to our ETR for the nine months ended September 30, 2024, primarily due to year-over-year changes in actual and forecasted annual pre-tax earnings and a decrease in excess tax benefits from share-based compensation.
2025 Share Repurchase
In August 2025, we entered into two accelerated share repurchase agreements (the 2025 ASR agreements) with Citibank, N.A. (Citi) which comprise a $500 million uncollared stock repurchase agreement (the Uncollared ASR) and a $500 million collared stock repurchase agreement (the Collared ASR). Under the 2025 ASR agreements, we made an aggregate upfront payment of $1.0 billion to Citi and received initial deliveries of 1,274,296 and 849,531 shares of our common stock on August 4, 2025, representing approximately 75 percent and 50 percent of the total shares that would be repurchased under the Uncollared ASR and Collared ASR, respectively, measured based on the closing price of our common stock on August 1, 2025. Upon completion of an agreed-upon hedging period and the subsequent determination of the minimum and maximum share amounts to be repurchased under the Collared ASR, we received an additional 514,789 shares of our common stock on August 25, 2025.
The final number of shares that we will ultimately repurchase pursuant to the 2025 ASR agreements will be determined based on the average of the daily volume-weighted average price per share of our common stock during the repurchase period, less a discount and subject to adjustments pursuant to the terms and conditions of the 2025 ASR agreements. As discussed above, under the Collared ASR, the final number of shares we will ultimately repurchase will also be subject to a collar provision establishing the minimum and maximum numbers of shares to be repurchased, as well as other adjustments. At the final settlement of the 2025 ASR Agreements, we may be entitled to receive additional shares of our common stock, or, under certain limited circumstances, be required to make an additional cash payment to Citi or, if we so elect, deliver shares of our common stock to Citi. The final settlement under the Uncollared ASR and Collared ASR is expected to occur in the fourth quarter of 2025 and the first quarter of 2026, respectively.
2024 Share Repurchase
In March 2024, we entered into an accelerated share repurchase agreement (the 2024 ASR agreement) with Citi. Under the 2024 ASR agreement, we made an aggregate upfront payment of $1.0 billion to Citi and received an aggregate initial delivery of 3,275,199 shares of our common stock on March 27, 2024, which represented approximately 80 percent of the total shares that would be repurchased under the 2024 ASR agreement, measured based on the closing price of our common stock on March 25, 2024.
The share repurchase under the 2024 ASR agreement was divided into two tranches, resulting in upfront payments of $300 million and $700 million, respectively. The final settlement of the $300 million tranche occurred in June 2024, and we received an additional 181,772 shares of our common stock upon settlement. The final settlement of the $700 million tranche occurred in September 2024, and we received an additional 90,403 shares of our common stock upon settlement. In total, we repurchased 3,547,374 shares of our common stock under the 2024 ASR agreement that we currently hold as treasury stock in our consolidated balance sheets.

Quarterly Report	39

Part I. Financial Information
Financial Condition, Liquidity, and Capital Resources
We have funded our operations principally through sales of our commercial products and, from time-to-time, third-party financing arrangements. We believe that our current sources of liquidity are sufficient to fund ongoing operations and future business plans as we expect aggregate growth in revenues from our commercial products. Furthermore, our customer base remains stable, and we believe that it presents minimal credit risk. However, any projections of future cash flows are inherently subject to uncertainty, and we may seek other forms of financing. In April 2025, we entered into a credit agreement (the 2025 Credit Agreement), which provides for an unsecured revolving credit facility of up to $2.5 billion. Our outstanding balance under the 2025 Credit Agreement, which matures in 2030, was zero as of September 30, 2025. See Unsecured Revolving Credit Facilities below for further details.
Cash and Cash Equivalents and Marketable Investments
Cash and cash equivalents and marketable investments comprise the following (dollars in millions):

	September 30, 2025	December 31, 2024	Dollar Change	Percentage Change
Cash and cash equivalents	$1,340.1	$1,697.2	$(357.1)	(21)%
Marketable investments—current	1,427.5	1,569.8	(142.3)	(9)%
Marketable investments—non-current	1,567.3	1,475.3	92.0	6%
Total cash and cash equivalents and marketable investments	$4,334.9	$4,742.3	$(407.4)	(9)%
Cash Flows
Cash flows comprise the following (dollars in millions):

	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2025	2024
Net cash provided by operating activities	$1,215.0	$985.9	$229.1	23%
Net cash (used in) provided by investing activities	$(323.7)	$540.4	$(864.1)	(160)%
Net cash used in financing activities	$(1,248.4)	$(1,180.1)	$(68.3)	(6)%
Operating Activities
Our operating assets and liabilities consist primarily of accounts receivable, inventories, accounts payable, accrued expenses, and tax-related payables and receivables.
The increase of $229.1 million in net cash provided by operating activities for the nine months ended September 30, 2025, as compared to the same period in 2024, was primarily due to an increase in net cash received due to growth in sales of our commercial products.
Investing Activities
The increase of $864.1 million in net cash used in investing activities for the nine months ended September 30, 2025, as compared to the same period in 2024, was primarily due to: (1) a $648.3 million increase in cash used for total purchases, sales, and maturities of marketable investments; (2) a $187.8 million increase in cash paid to purchase property, plant, and equipment; and (3) a $29.5 million increase in cash paid to purchase an investment in a privately-held company.
Financing Activities
The increase of $68.3 million in net cash used in financing activities for the nine months ended September 30, 2025, as compared to the same period in 2024, was primarily due to a $51.9 million decrease in proceeds from the exercise of stock options.

40	United Therapeutics, a public benefit corporation

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
On April 25, 2025, we terminated the 2022 Credit Agreement and entered into the 2025 Credit Agreement, which provides for an unsecured revolving credit facility of up to $2.5 billion in the aggregate. On April 25, 2025, we borrowed $200.0 million under the 2025 Credit Agreement and used the funds to repay all outstanding indebtedness under the 2022 Credit Agreement in connection with its termination. During the second quarter of 2025, we paid down the remaining $200.0 million balance under the 2025 Credit Agreement, which brought our aggregate outstanding balance to zero as of June 30, 2025. Our aggregate outstanding debt balance remained zero as of September 30, 2025. Refer to Note 7—Debt—2025 Credit Agreement to our consolidated financial statements.
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
Item 4. Controls and Procedures
Based on their evaluation, as of September 30, 2025, our Chairperson and Chief Executive Officer and our Chief Financial Officer and Treasurer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, summarized, processed, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chairperson and Chief Executive Officer and our Chief Financial Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

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
Sales of our treprostinil-based therapies — Tyvaso DPI, Nebulized Tyvaso, Remodulin, and Orenitram — comprise the vast majority of our revenues. Substantially decreased sales of any of these products could have a material adverse impact on our operations. A wide variety of events, such as withdrawal of regulatory approvals or substantial changes in prescribing practices or dosing patterns, many of which are described in other risk factors below, could cause sales of these products to materially decline, or to grow more slowly than expected. Our net revenues could also be negatively impacted by pricing pressure as a result of competitive challenges, the IRA, and other drug price reduction initiatives. The availability of generic versions of our products has negatively impacted our revenues, and these and additional generic products launched in the future may continue to do so. The approval and launch of new therapies may materially negatively impact sales of our current and potential new products. Sales may decrease if any third party that manufactures, markets, distributes, or sells our commercial products cannot do so satisfactorily, or we cannot manage our internal manufacturing processes. Finally, if demand for our Tyvaso products does not meet our expectations, the revenue opportunity for our treprostinil products could be significantly lower than we expect.
If our products fail in clinical trials, we will be unable to sell those products.
To obtain approvals from the FDA and international regulatory agencies to sell new products, to expand the product labeling for our existing products, or to launch new delivery devices for our existing products, we must conduct clinical trials demonstrating that our products are safe and effective. Regulators have substantial discretion over the approval process. Regulators may require us to amend ongoing trials or perform additional trials, which have in the past and could in the future result in significant delays and additional costs and may be unsuccessful. Delays and costs associated with regulatory requirements to change or add trials have sometimes caused us to discontinue efforts to develop a particular product, and may do so again in the future. If our clinical trials are not successful, or we fail to address identified deficiencies adequately, we will not obtain required approvals to market the new product or new indication. We cannot predict with certainty how long it will take, or how much it will cost, to complete necessary clinical trials or obtain regulatory approvals of our current or future products. The time and cost needed to complete clinical trials and obtain regulatory approvals varies by product, indication, and country. In addition, failure to obtain, or delays in obtaining, regulatory approval has in the past and could in the future require us to recognize impairment charges.
Our clinical trials have been and in the future may be discontinued, delayed, canceled, or disqualified for various reasons, including: (1) pandemics; (2) manufacturing and supply chain disruptions; (3) the drug is unsafe or ineffective, or physicians and/or patients believe that the drug is unsafe or ineffective, or that other therapies are safer, more effective, better tolerated, or more convenient; (4) patients do not enroll in or complete clinical trials at the rate we expect, due to the availability of alternative therapies, the enrollment of competing clinical trials, or other reasons; (5) we, or clinical trial sites or other third parties, do not adhere to trial protocols and required quality controls under good clinical practices (GCP) regulations and similar regulations outside the United States; (6) patients experience severe side effects during treatment or die during our trials because of adverse events; and (7) the results of clinical trials conducted in a particular country are not acceptable to regulators in other countries.
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

Part II. Other Information
Numerous treatments compete with our commercial therapies. For example, for the treatment of PAH, we compete with over fifteen branded and generic drugs. Sales of a generic version of Adcirca launched in August 2018 have had a material adverse impact on our sales of Adcirca. The availability of generic treprostinil injection in the United States could materially impact our revenues, and generic competition materially impacted our Remodulin revenues outside the United States. Our competitors are also developing numerous new products that may compete with ours, including products intended to treat PAH and/or PH-ILD. For example, Merck commercially launched Winrevair (sotatercept-csrk) in the United States in March 2024, which competes with our treprostinil-based products. In addition, in June 2025 Liquidia launched U.S. sales of Yutrepia for PAH and PH-ILD, which now competes with our treprostinil-based products. Additional treatments, such as Insmed Corp.’s TPIP, are in late-stage clinical trials for treatment of PAH and/or PH-ILD. Each of these products could potentially materially adversely affect our revenues. There are also three therapies approved for the treatment of IPF, including Boehringer Ingelheim’s Jascayd® (nerandomilast), which was approved by FDA in October 2025. A wide variety of additional therapies are being developed for the treatment of IPF. Existing and future approved IPF therapies would compete with Tyvaso DPI and Nebulized Tyvaso if either or both of them is ultimately approved for that indication.
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
•Unituxin is a chimeric monoclonal antibody that has stringent quality control and stability requirements. The drug substance manufacturing process involves a complex, multi-step cell culture and purification process. Many biologic products, including Unituxin, are particularly sensitive to the conditions under which they are manufactured. Supplier-driven changes to any of the raw materials or components used in the manufacture of Unituxin, such as discontinuation or alteration, could have unintended impacts on the quality and shelf life of Unituxin and may inhibit or prevent our ability to supply acceptable finished product in sufficient quantities or at all. Batches of Unituxin that fail to meet certain release specifications cannot be sold into the market. We have a limited capacity to produce batches of Unituxin. If a sufficient number of batches fail to meet release specifications, we could face a shortage of drug product. We are encountering limitations on our ability to supply Unituxin to our distributor in Japan, which caused our distributor to delay starting new patients on this therapy in Japan. We are proactively engaging with the FDA to adjust certain manufacturing specifications for Unituxin to reduce the risk of a shortage in the United States. These efforts may prove unsuccessful. Furthermore, Unituxin has a limited shelf life, which impacts our ability to stockpile inventory at comparable levels to our other commercial products.
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

44	United Therapeutics, a public benefit corporation

Part II. Other Information
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

Quarterly Report	45

Part II. Other Information
subcutaneous Remodulin, and specialty pharmacy distributors informed us that supplies of new MS-3 pumps are fully exhausted, although a limited number of refurbished pumps may be available for use with generic treprostinil. In 2022, ICU Medical discontinued manufacturing and distribution of the CADD-Legacy system used to administer intravenous Remodulin. Historically, these were the pumps primarily used to administer Remodulin to patients in the United States. In 2021, we launched the Remunity Pump to administer subcutaneous Remodulin, and in 2022 ICU Medical made an alternative pump, the CADD-Solis, available for intravenous Remodulin. We rely entirely on DEKA and its affiliates to manufacture the Remunity and RemunityPRO Pumps. Additional ancillary supplies are used with these pumps, and a limited number of manufacturers that supply them.
Lilly manufactures and supplies Adcirca for us. We use Lilly’s pharmaceutical wholesaler network to distribute Adcirca. If Lilly is unable to manufacture or supply Adcirca or its distribution network is disrupted, it could delay, disrupt, or prevent us from selling Adcirca.
We rely on two contract manufacturers — Minnetronix Inc. (now known as Forj Medical) and Phillips-Medisize Corp. — to manufacture the Tyvaso Inhalation System for Nebulized Tyvaso. As Nebulized Tyvaso is a drug-device combination product, we cannot sell Nebulized Tyvaso without the Tyvaso Inhalation System. We also rely on various third parties to supply the monthly disposable device accessories that are used with the Tyvaso Inhalation System. We currently rely entirely on MannKind to manufacture Tyvaso DPI finished drug product and inhalers for us. If MannKind is unable to manufacture Tyvaso DPI in sufficient quantities for us for any reason, our commercial sales of Tyvaso DPI could be materially and adversely impacted.
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

46	United Therapeutics, a public benefit corporation

Part II. Other Information
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

Quarterly Report	47

Part II. Other Information
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

48	United Therapeutics, a public benefit corporation

Part II. Other Information
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

Quarterly Report	49

Part II. Other Information
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

50	United Therapeutics, a public benefit corporation

Part II. Other Information
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

Quarterly Report	51

Part II. Other Information
agreements with certain generic drug companies permitting them to launch generic versions of Remodulin in the United States and other companies to launch generic versions of Nebulized Tyvaso and Orenitram in the United States. In some instances, the FTC has brought actions against brand and generic companies that have entered into such agreements, alleging that they violate antitrust laws. Even in the absence of an FTC challenge, other governmental or private litigants may assert antitrust or other claims against us relating to such agreements. We have been sued by Sandoz for violating our settlement agreement with them and we have accrued a liability of $73.3 million in connection with such suit, reflecting the final judgment and post-judgment interest accrued through the end of September 2025, although our ultimate liability may be greater. Other actions against us in the future could result in significant monetary judgments and the imposition of other penalties against us. A U.S. patent for Adcirca for the treatment of pulmonary hypertension expired in November 2017, and FDA-conferred regulatory exclusivity expired in May 2018, leading to the launch of a generic version of Adcirca in August 2018. We have no issued patents or pending patent applications covering Unituxin. For further details, see Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Generic Competition and Challenges to our Intellectual Property Rights.
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

52	United Therapeutics, a public benefit corporation

Part II. Other Information
services attacks, credential harvesting, social engineering, and other forms of unauthorized access or disclosure to, or disrupting the operation of, our networks and systems or those of our customers, suppliers, vendors, and other service providers, can cause the loss, destruction, or unauthorized access or disclosure of data, including personal information of employees or confidential or proprietary information, disruption of our manufacturing and other operations, and damage to our reputation and competitive position, any of which could be costly to address and remediate and adversely affect our business, financial condition, or results of operations. We are also subject to laws and regulations in the United States and abroad, such as the Health Insurance Portability and Accountability Act of 1996 and European Union regulations related to data privacy, which require us to protect the privacy and security of certain types of information. Therefore, cybersecurity incidents could expose us to significant civil and/or criminal penalties, as well as private litigation, all of which could adversely affect our business, financial condition, or results of operations.
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

Quarterly Report	53

Part II. Other Information
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

54	United Therapeutics, a public benefit corporation

Part II. Other Information
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

Quarterly Report	55

Part II. Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2025 - July 31, 2025	—	$—	—	$—
August 1, 2025 - August 31, 2025(1)	2,638,616	—	2,638,616	—
September 1, 2025 - September 30, 2025	—	—	—	—
Total	2,638,616	$—	2,638,616	$—
(1)As announced on July 30, 2025, our Board of Directors approved a share repurchase program authorizing up to $1.0 billion (plus the amount of any customary contingent settlement obligations that may arise upon the expiration or early termination of an accelerated share repurchase contract) in aggregate repurchases of our common stock, which program expires on March 31, 2026. Pursuant to this authorization, we entered into the 2025 ASR agreements, which comprise a $500.0 million Uncollared ASR and a $500.0 million Collared ASR, with Citi on August 1, 2025 to repurchase $1.0 billion of our common stock. We made an aggregate upfront payment of $1.0 billion to Citi and received initial deliveries of 1,274,296 and 849,531 shares of our common stock on August 4, 2025, representing approximately 75 percent and 50 percent of the total shares that would be repurchased under the Uncollared ASR and Collared ASR, respectively, measured based on the closing price of our common stock on August 1, 2025. Upon completion of an agreed-upon hedging period and the subsequent determination of the minimum and maximum share amounts to be repurchased under the Collared ASR, we received an additional 514,789 shares of our common stock on August 25, 2025. The total number of shares ultimately repurchased pursuant to the 2025 ASR agreements, and the average price paid per share, will be determined upon final settlement and will be based on the volume-weighted average price of our common stock during the repurchase period under the 2025 ASR agreements, less a discount and subject to adjustments in accordance with the terms and conditions of the 2025 ASR agreements. As discussed above, under the Collared ASR, the final number of shares we will ultimately repurchase will also be subject to a collar provision establishing the minimum and maximum numbers of shares to be repurchased, as well as other adjustments. At the final settlement of the 2025 ASR agreements, we may be entitled to receive additional shares of our common stock, or, under certain limited circumstances, be required to make an additional cash payment to Citi or, if we so elect, deliver shares of our common stock to Citi. The final settlement of the transactions under the Uncollared ASR and Collared ASR is expected to occur in the fourth quarter of 2025 and the first quarter of 2026, respectively.
Item 5. Other Information
(c)    Trading Plans
On August 5, 2025, James Edgemond, a Section 16 officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to exercise up to 129,517 stock options and sell the shares of our common stock received, subject to certain conditions.
On August 11, 2025, Paul Mahon, a Section 16 officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to exercise up to 196,940 stock options and sell the shares of common stock received, subject to certain conditions.
On September 11, 2025, Jan Malcolm, a member of our Board of Directors, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 720 shares of our common stock, subject to certain conditions.
On September 30, 2025, Christopher Causey, a member of our Board of Directors, adopted a trading plan intended to satisfy Rule 10b5-1(c) to exercise up to 4,320 stock options and sell the shares of common stock received, subject to certain conditions.
During the three months ended September 30, 2025, no director or Section 16 officer terminated any Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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
10.1
Master Confirmation – Accelerated Share Repurchase, between the Company and Citi, dated August 1, 2025, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed August 1, 2025

10.2*+	First Amendment to License and Collaboration Agreement dated August 24, 2025 between MannKind Corporation and United Therapeutics Corporation
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, filed with the SEC on October 29, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) our Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024; (2) our Consolidated Statements of Operations for the three- and nine-month periods ended September 30, 2025 and 2024; (3) our Consolidated Statements of Comprehensive Income for the three- and nine-month periods ended September 30, 2025 and 2024; (4) our Consolidated Statements of Stockholders’ Equity for the three- and nine-month periods ended September 30, 2025 and 2024; (5) our Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2025 and 2024; and (6) the Notes to our Consolidated Financial Statements.

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

UNITED THERAPEUTICS CORPORATION

October 29, 2025	By:	/s/ MARTINE ROTHBLATT
Martine Rothblatt, Ph.D.
	Title:	Chairperson and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ JAMES C. EDGEMOND
James C. Edgemond
	Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

58	United Therapeutics, a public benefit corporation